Form 10-K
period 2015-12-31
JPMORGAN CHASE & CO
filed 2016-02-23
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
Annual report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended	Commission file
December 31, 2015	number 1-5805
JPMorgan Chase & Co.
(Exact name of registrant as specified in its charter)

Delaware	13-2624428
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

270 Park Avenue, New York, New York	10017
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (212) 270-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock	The New York Stock Exchange
The London Stock Exchange
Warrants, each to purchase one share of Common Stock	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 5.50% Non-Cumulative Preferred Stock, Series O	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 5.45% Non-Cumulative Preferred Stock, Series P	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 6.70% Non-Cumulative Preferred Stock, Series T	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 6.30% Non-Cumulative Preferred Stock, Series W	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 6.125% Non-Cumulative Preferred Stock, Series Y	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 6.10% Non-Cumulative Preferred Stock, Series AA	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 6.15% Non-Cumulative Preferred Stock, Series BB	The New York Stock Exchange
Alerian MLP Index ETNs due May 24, 2024	NYSE Arca, Inc.
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☒ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of JPMorgan Chase & Co. common stock held by non-affiliates as of June 30, 2015: $249,201,931,877
Number of shares of common stock outstanding as of January 31, 2016: 3,670,264,897
Documents incorporated by reference: Portions of the registrant’s Proxy Statement for the annual meeting of stockholders to be held on May 17, 2016, are incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III.

Form 10-K Index

Part I

ITEM 1: BUSINESS
Overview
JPMorgan Chase & Co., (“JPMorgan Chase” or the “Firm”) a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States of America (“U.S.”), with operations worldwide; the Firm had $2.4 trillion in assets and $247.6 billion in stockholders’ equity as of December 31, 2015. The Firm is a leader in investment banking, financial services for consumers and small businesses, commercial banking, financial transaction processing and asset management. Under the J.P. Morgan and Chase brands, the Firm serves millions of customers in the U.S. and many of the world’s most prominent corporate, institutional and government clients.
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
The Firm’s website is www.jpmorganchase.com. JPMorgan Chase makes available free of charge, through its website, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after it electronically files such material with, or furnishes such material to, the U.S. Securities and Exchange Commission (the “SEC”). The Firm has adopted, and posted on its website, a Code of Conduct for all employees of the Firm and a Code of Ethics for its Chairman and Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and all other professionals of the Firm worldwide serving in a finance, accounting, tax or investor relations role.
Business segments
JPMorgan Chase’s activities are organized, for management reporting purposes, into four major reportable business segments, as well as a Corporate segment. The Firm’s consumer business is the Consumer & Community Banking (“CCB”) segment. The Firm’s wholesale business segments are Corporate & Investment Bank (“CIB”), Commercial Banking (“CB”), and Asset Management (“AM”).

A description of the Firm’s business segments and the products and services they provide to their respective client bases is provided in the “Business segment results” section of Management’s discussion and analysis of financial condition and results of operations (“MD&A”), beginning on page 68 and in Note 33.
Competition
JPMorgan Chase and its subsidiaries and affiliates operate in a highly competitive environment. Competitors include other banks, brokerage firms, investment banking companies, merchant banks, hedge funds, commodity trading companies, private equity firms, insurance companies, mutual fund companies, investment managers, credit card companies, mortgage banking companies, trust companies, securities processing companies, automobile financing companies, leasing companies, e-commerce and other Internet-based companies, financial technology companies, and other companies engaged in providing similar products and services. The Firm’s businesses generally compete on the basis of the quality and variety of the Firm’s products and services, transaction execution, innovation, reputation and price. Competition also varies based on the types of clients, customers, industries and geographies served. With respect to some of its geographies and products, JPMorgan Chase competes globally; with respect to others, the Firm competes on a national or regional basis. The Firm’s ability to compete also depends on its ability to attract and retain professional and other personnel, and on its reputation.
It is likely that competition in the financial services industry will become even more intense as the Firm’s businesses continue to compete with other financial institutions that may have a stronger local presence in certain geographies or that operate under different rules and regulatory regimes than the Firm, or with companies that provide new or innovative products or services that the Firm is unable to provide.
Supervision and regulation
The Firm is subject to regulation under state and federal laws in the U.S., as well as the applicable laws of each of the various jurisdictions outside the U.S. in which the Firm does business.
As a result of regulatory reforms enacted and proposed in the U.S. and abroad, the Firm has been experiencing a period of significant change in regulation which has had and could continue to have significant consequences for how the Firm conducts business. The Firm continues to work diligently in assessing the regulatory changes it is facing, and is devoting substantial resources to comply with all the new regulations, while, at the same time, endeavoring to best meet the needs and expectations of its customers, clients and shareholders. These efforts include the implementation of new policies, procedures and controls, and appropriate adjustments to the Firm’s business and operations, legal entity structure and capital and liquidity

Part I

management. The combined effect of numerous rule-makings by multiple governmental agencies and regulators, and the potential conflicts or inconsistencies among such rules, present challenges and risks to the Firm’s business and operations. Given the current status of the regulatory developments, the Firm cannot currently quantify all of the possible effects on its business and operations of the significant changes that are underway. For more information, see Risk Factors on pages 8–18.
Financial holding company:
Consolidated supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). As a bank holding company (“BHC”) and a financial holding company, JPMorgan Chase is subject to comprehensive consolidated supervision, regulation and examination by the Federal Reserve. The Federal Reserve acts as an “umbrella regulator” and certain of JPMorgan Chase’s subsidiaries are regulated directly by additional authorities based on the particular activities of those subsidiaries. For example, JPMorgan Chase’s national bank subsidiaries, such as JPMorgan Chase Bank, N.A., and Chase Bank USA, N.A., are subject to supervision and regulation by the Office of the Comptroller of the Currency (“OCC”) and, with respect to certain matters, by the Federal Reserve and the Federal Deposit Insurance Corporation (the “FDIC”). Certain non-bank subsidiaries, such as the Firm’s U.S. broker-dealers, are subject to supervision and regulation by the SEC, and subsidiaries of the Firm that engage in certain futures-related and swaps-related activities are subject to supervision and regulation by the Commodity Futures Trading Commission (“CFTC”). See Securities and broker-dealer regulation, Investment management regulation and Derivatives regulation below. In addition, the Firm’s consumer activities are subject to supervision and regulation by the Consumer Financial Protection Bureau (“CFPB”) and to regulation under various state statutes which are enforced by the respective state’s Attorney General.
Scope of permissible business activities. The Bank Holding Company Act generally restricts BHCs from engaging in business activities other than the business of banking and certain closely related activities. Financial holding companies generally can engage in a broader range of financial activities than are otherwise permissible for BHCs, including underwriting, dealing and making markets in securities, and making merchant banking investments in non-financial companies. The Federal Reserve has the authority to limit a financial holding company’s ability to conduct activities that would otherwise be permissible if the financial holding company or any of its depositary institution subsidiaries ceases to meet the applicable eligibility requirements (including requirements that the financial holding company and each of its U.S. depository institution subsidiaries maintain their status as “well-capitalized” and “well-managed”). The Federal Reserve may also impose corrective capital and/or managerial requirements on the financial holding company and may, for example, require divestiture of the holding company’s depository institutions if the deficiencies persist. Federal regulations also provide that if any depository institution controlled by a financial holding company fails to maintain a satisfactory rating under the Community Reinvestment Act, the Federal Reserve must prohibit the financial holding company and its subsidiaries from engaging in any activities other than those permissible for bank holding companies. In addition, a financial holding company must obtain Federal Reserve approval before engaging in certain banking and other financial activities both in the U.S. and internationally, as further described under Regulation of acquisitions below.
Activities restrictions under the Volcker Rule. Section 619 of the Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) (the “Volcker Rule”) prohibits banking entities, including the Firm, from engaging in certain “proprietary trading” activities, subject to exceptions for underwriting, market-making, risk-mitigating hedging and certain other activities. In addition, the Volcker Rule limits the sponsorship of, and investment in, “covered funds” (as defined by the Volcker Rule) and imposes limits on certain transactions between the Firm and its sponsored funds (see JPMorgan Chase’s subsidiary banks — Restrictions on transactions with affiliates below). The Volcker Rule, which became effective in July 2015, requires banking entities to establish comprehensive compliance programs reasonably designed to help ensure and monitor compliance with the restrictions under the Volcker Rule, including, in order to distinguish permissible from impermissible risk-taking activities, the measurement, monitoring and reporting of certain key metrics. Given the uncertainty and complexity of the Volcker Rule’s framework, the full impact of the Volcker Rule will ultimately depend on its ongoing interpretation by the five regulatory agencies responsible for its oversight.
Capital and liquidity requirements. The Federal Reserve establishes capital and leverage requirements for the Firm and evaluates its compliance with such requirements. The OCC establishes similar capital and leverage requirements for the Firm’s national banking subsidiaries. For more information about the applicable requirements relating to risk-based capital and leverage in the U.S. under the most recent capital framework established by the Basel Committee on Banking Supervision (the “Basel Committee”)(“Basel III”), see Capital Management on pages 149–158 and Note 28. Under Basel III, bank holding companies and banks are required to measure their liquidity against two specific liquidity tests: the liquidity coverage ratio (“LCR”) and the net stable funding ratio (“NSFR”). The U.S. banking regulators have approved the final LCR rule (“U.S. LCR”), which became effective on January 1, 2015. A proposed U.S. rule for NSFR is expected. For additional information on these ratios, see Liquidity Risk Management on pages 159–164. It is likely that the banking supervisors will continue to refine and enhance the Basel III capital framework for financial institutions. The Basel Committee recently finalized revisions to market risk capital for trading books; other proposals being contemplated by the Basel Committee include revisions to, among others, standardized credit and operational risk capital frameworks and revisions to the securitization framework. After a proposal is finalized by the Basel Committee, U.S. banking regulators would then need to propose requirements applicable to U.S. financial institutions.
Stress tests. The Federal Reserve has adopted supervisory stress tests for large bank holding companies, including JPMorgan Chase, which form part of the Federal Reserve’s annual Comprehensive Capital Analysis and Review (“CCAR”) framework. Under the framework, the Firm must conduct semi-annual company-run stress tests and, in addition, must submit an annual capital plan to the Federal Reserve, taking into account the results of separate stress tests designed by the Firm and the Federal Reserve. In reviewing the Firm’s capital plan, the Federal Reserve considers both quantitative and qualitative factors. Qualitative assessments include (among other things) the comprehensiveness of the plan, the assumptions and analysis underlying the plan, and the extent to which the Firm has satisfied certain supervisory matters related to the Firm’s processes and analyses, including the design and operational effectiveness of the controls governing such processes. Moreover, the Firm is required to receive a notice of non-objection from the Federal Reserve before taking capital actions, such as paying dividends, implementing common equity repurchase programs or redeeming or repurchasing capital instruments. The OCC requires JPMorgan Chase Bank, N.A. to perform separate, similar annual stress tests. The Firm publishes each year the results of its mid-cycle stress tests under the Firm’s internally-developed “severely adverse” scenario and the results of its (and its two primary subsidiary banks’) annual stress tests under the supervisory “severely adverse” scenarios provided by the Federal Reserve and the OCC. Commencing with the 2016 CCAR, the annual CCAR submission will be due on April 5. Results will be published by the Federal Reserve by June 30, with disclosures of results by BHCs, including the Firm, to follow within 15 days. Also commencing in 2016, the mid-cycle capital stress test submissions will be due on October 5 and BHCs, including the Firm, will publish results by November 4. The Federal Reserve has indicated that it is currently evaluating the inclusion of all or part of the global systemically important bank (“GSIB”) surcharge into the 2017 CCAR test and the Firm is currently awaiting further guidance. For additional information on the Firm’s CCAR, see Capital Management on pages 149–158.
Enhanced prudential standards. The Financial Stability Oversight Council (“FSOC”), among other things, recommends prudential standards and reporting and disclosure requirements to the Federal Reserve for systemically important financial institutions, such as JPMorgan Chase. The Federal Reserve has adopted several rules to implement the heightened prudential standards, including final rules relating to risk management and corporate governance of subject BHCs. BHCs with $50 billion or more in total consolidated assets are required to comply with enhanced liquidity and overall risk management standards, including a buffer of highly liquid assets based on projected funding needs for 30 days, and their board of directors is required to conduct appropriate oversight of their risk management activities. For information on liquidity measures, see Liquidity Risk Management on pages 159–164. Several additional proposed rules are still being considered, including rules relating to single-counterparty credit limits and an “early remediation” framework to address financial distress or material management weaknesses.
Risk reporting. In January 2013, the Basel Committee issued new regulations relating to risk aggregation and reporting. Under these regulations, the banking institution’s risk governance framework must encompass risk-data aggregation and reporting, and data aggregation must be highly automated and allow for minimal manual intervention. The regulations also impose higher standards for the accuracy, comprehensiveness, granularity and timely distribution of data reporting, and call for regular supervisory review of the banking institution’s risk aggregation and reporting. These new standards became effective for GSIBs, including the Firm, on January 1, 2016.
Orderly liquidation authority and resolution and recovery. As a BHC with assets of $50 billion or more, the Firm is required to submit annually to the Federal Reserve and the FDIC a plan for resolution under the Bankruptcy Code in the event of material distress or failure (a “resolution plan”). The FDIC also requires each insured depositary institution with $50 billion or more in assets, such as JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A., to provide a resolution plan. For more information about the Firm’s resolution plan, see Risk Factors on pages 8–18. In addition, certain financial companies, including JPMorgan Chase and certain of its subsidiaries, can be subjected to resolution under an “orderly liquidation authority.” The U.S. Treasury Secretary, in consultation with the President of the United States, must first make certain extraordinary financial distress and systemic risk determinations, and action must be recommended by the FDIC and the Federal Reserve. Absent such actions, the Firm, as a BHC, would remain subject to resolution under the Bankruptcy Code. In December 2013, the FDIC issued a draft policy statement describing its “single point of entry” strategy for resolution of systemically important financial institutions under the orderly liquidation authority. This strategy seeks to keep operating subsidiaries of the BHC open and impose losses on shareholders and creditors of the holding company in receivership according to their statutory order of priority.
The Firm has a comprehensive recovery plan detailing the actions it would take to avoid failure by remaining well-capitalized and well-funded in the case of an adverse event. JPMorgan Chase has provided the Federal Reserve with comprehensive confidential supervisory information and analyses about the Firm’s businesses, legal entities and corporate governance and about its crisis management governance, capabilities and available alternatives to raise liquidity and capital in severe market circumstances. The

Part I

OCC has published for comment proposed guidelines establishing standards for recovery planning by insured national banks, including JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A.
Regulators in the U.S. and abroad continue to be focused on developing measures designed to address the possibility or perception that large financial institutions, including the Firm, may be “too big to fail,” and to provide safeguards so that, if a large financial institution does fail, it can be resolved without the use of public funds. Higher capital surcharges on GSIBs, requirements for certain large bank holding companies to maintain a minimum amount of long-term debt to facilitate orderly resolution of those firms, and the International Swaps and Derivatives Association (“ISDA”) protocol relating to the “close-out” of derivatives transactions during the resolution of a large cross-border financial institution, are examples of initiatives to address “too big to fail.” For further information on the potential impact of the GSIB framework and Total Loss Absorbing Capacity (“TLAC”), see Capital Management on pages 149–158 and Risk Factors on pages 8–18, and on the ISDA close-out protocol, see Derivatives regulation below.
Holding company as source of strength for bank subsidiaries. JPMorgan Chase & Co. is required to serve as a source of financial strength for its depository institution subsidiaries and to commit resources to support those subsidiaries. This support may be required by the Federal Reserve at times when the Firm might otherwise determine not to provide it.
Regulation of acquisitions. Acquisitions by bank holding companies and their banks are subject to multiple requirements by the Federal Reserve and the OCC. For example, financial holding companies and bank holding companies are required to obtain the approval of the Federal Reserve before they may acquire more than 5% of the voting shares of an unaffiliated bank. In addition, acquisitions by financial companies are prohibited if, as a result of the acquisition, the total liabilities of the financial company would exceed 10% of the total liabilities of all financial companies. In contrast, because the liabilities of non-U.S. financial companies are calculated differently under this rule, a non-U.S. financial company could hold significantly more than 10% of the U.S. market without exceeding the concentration limit. In addition, for certain acquisitions, the Firm must provide written notice to the Federal Reserve prior to acquiring direct or indirect ownership or control of any voting shares of any company with over $10 billion in assets that is engaged in activities that are “financial in nature”.
JPMorgan Chase’s subsidiary banks:
The Firm’s two primary subsidiary banks, JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A., are FDIC-insured national banks regulated by the OCC. As national banks, the activities of JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A. are limited to those specifically authorized under the National Bank Act and related interpretations by the OCC.

FDIC deposit insurance. The FDIC deposit insurance fund provides insurance coverage for certain deposits, which is funded through assessments on banks, such as JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A. Changes in the methodology used to calculate such assessments, resulting from the enactment of the Dodd-Frank Act, significantly increased the assessments that the Firm’s bank subsidiaries pay annually to the FDIC. In October 2015, the FDIC proposed a new assessment surcharge on insured depository institutions with total consolidated assets greater than $10 billion in order to raise the reserve ratio for the FDIC deposit insurance fund. Future FDIC rule-making could further increase such assessments.
FDIC powers upon a bank insolvency. Upon the insolvency of an insured depository institution, such as JPMorgan Chase Bank, N.A., the FDIC may be appointed as the conservator or receiver under the Federal Deposit Insurance Act (“FDIA”). In addition, where a systemically important financial institution, such as JPMorgan Chase & Co., is “in default” or “in danger of default”, the FDIC may be appointed as receiver in order to conduct an orderly liquidation. In both cases, the FDIC has broad powers to transfer any assets and liabilities without the approval of the institution’s creditors.
Cross-guarantee. An FDIC-insured depository institution can be held liable for any loss incurred or expected to be incurred by the FDIC if another FDIC-insured institution that is under common control with such institution is in default or is deemed to be “in danger of default” (commonly referred to as “cross-guarantee” liability). An FDIC cross-guarantee claim against a depository institution is generally superior in right of payment to claims of the holding company and its affiliates against such depository institution.
Prompt corrective action and early remediation. The Federal Deposit Insurance Corporation Improvement Act of 1991 requires the relevant federal banking regulator to take “prompt corrective action” with respect to a depository institution if that institution does not meet certain capital adequacy standards. While these regulations apply only to banks, such as JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A., the Federal Reserve is authorized to take appropriate action against the parent BHC, such as JPMorgan Chase & Co., based on the undercapitalized status of any bank subsidiary. In certain instances, the BHC would be required to guarantee the performance of the capital restoration plan for its undercapitalized subsidiary.
OCC Heightened Standards. The OCC has issued final regulations and guidelines establishing heightened standards for large banks. The guidelines establish minimum standards for the design and implementation of a risk governance framework for banks. While the bank may use certain components of the parent company’s risk governance framework, the framework must ensure that the bank’s risk profile is easily distinguished and separate from the parent for risk management purposes. The bank’s board or risk committee is responsible for approving the bank’s risk governance framework, providing active oversight of the bank’s risk-taking activities and holding management accountable for adhering to the risk governance framework.
Restrictions on transactions with affiliates. The bank subsidiaries of JPMorgan Chase (including subsidiaries of those banks) are subject to certain restrictions imposed by federal law on extensions of credit to, investments in stock or securities of, and derivatives, securities lending and certain other transactions with, JPMorgan Chase & Co. and certain other affiliates. These restrictions prevent JPMorgan Chase & Co. and other affiliates from borrowing from such subsidiaries unless the loans are secured in specified amounts and comply with certain other requirements. For more information, see Note 27. In addition, the Volcker Rule imposes a prohibition on such transactions between any JPMorgan Chase entity and covered funds for which a JPMorgan Chase entity serves as the investment manager, investment advisor, commodity trading advisor or sponsor, as well as, subject to a limited exception, any covered fund controlled by such funds.
Dividend restrictions. Federal law imposes limitations on the payment of dividends by national banks, such as JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A. See Note 27 for the amount of dividends that the Firm’s principal bank subsidiaries could pay, at January 1, 2016, to their respective bank holding companies without the approval of their banking regulators.
In addition to the dividend restrictions described above, the OCC and the Federal Reserve have authority to prohibit or limit the payment of dividends of the bank subsidiaries they supervise, if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the bank.
Depositor preference. Under federal law, the claims of a receiver of an insured depository institution for administrative expense and the claims of holders of U.S. deposit liabilities (including the FDIC) have priority over the claims of other unsecured creditors of the institution, including public noteholders and depositors in non-U.S. offices. As a result, such persons could receive substantially less than the depositors in U.S. offices of the depository institution. The U.K. Prudential Regulation Authority (the “PRA”), a subsidiary of the Bank of England which has responsibility for prudential regulation of banks and other systemically important institutions, has issued a proposal that may require the Firm to either obtain equal treatment for U.K. depositors or “subsidiarize” in the U.K. In September 2013, the FDIC issued a final rule which clarifies that foreign deposits are considered deposits under the FDIA if they are payable in the U.S. as well as in the foreign branch.
CFPB regulation and supervision, and other consumer regulations. JPMorgan Chase and its national bank subsidiaries, including JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A., are subject to supervision and regulation by the CFPB with respect to federal consumer protection laws, including laws relating to fair lending and the prohibition of unfair, deceptive or abusive acts or practices in connection with the offer, sale or provision of consumer financial products and services. These laws include the Truth-in-Lending, Equal Credit Opportunity (“ECOA”), Fair Credit Reporting, Fair Debt Collection Practice, Electronic Funds Transfer, Credit Card Accountability, Responsibility and Disclosure (“CARD”) and Home Mortgage Disclosure Acts. The CFPB also has authority to impose new disclosure requirements for any consumer financial product or service. The CFPB has issued informal guidance on a variety of topics (such as the collection of consumer debts and credit card marketing practices) and has taken enforcement actions against certain financial institutions. Much of the CFPB’s initial rule-making efforts have addressed mortgage related topics, including ability to repay and qualified mortgage standards, mortgage servicing standards, loan originator compensation standards, high-cost mortgage requirements, Home Mortgage Disclosure Act requirements, appraisal and escrow standards and requirements for higher-priced mortgages. Other areas of recent focus include pre-authorized electronic funds transfers, “add-on” products, matters involving consumer populations considered vulnerable by the CFPB (such as students), credit reporting, and the furnishing of credit scores to individuals. The CFPB has been focused on automobile dealer discretionary interest rate markups, and on holding the Firm and other purchasers of such contracts (“indirect lenders”) responsible under the ECOA for statistical disparities in markups charged by the dealers to borrowers of different races or ethnicities. For information regarding a current investigation relating to indirect lending to automobile dealers, see Note 31.
Securities and broker-dealer regulation:
The Firm conducts securities underwriting, dealing and brokerage activities in the U.S. through J.P. Morgan Securities LLC and other broker-dealer subsidiaries, all of which are subject to regulations of the SEC, the Financial Industry Regulatory Authority and the New York Stock Exchange, among others. The Firm conducts similar securities activities outside the U.S. subject to local regulatory requirements. In the U.K., those activities are conducted by J.P. Morgan Securities plc, which is regulated by the PRA and by the Financial Conduct Authority (“FCA”), which regulates prudential matters for firms that are not so regulated by the PRA and conduct matters for all market participants. Broker-dealers are subject to laws and regulations covering all aspects of the securities business, including sales and trading practices, securities offerings, publication of research reports, use of customer’s funds, the financing of clients’ purchases, capital structure, record-keeping and retention, and the conduct of their directors, officers and employees. For information on the net capital of J.P. Morgan Securities LLC and J.P. Morgan Clearing Corp., and the applicable requirements relating to risk-based capital for J.P. Morgan Securities plc, see Broker-dealer regulatory capital on page 158. Future rule-making under

Part I

the Dodd-Frank Act and rules proposed by the Department of Labor may impose (among other things) a new standard of care applicable to broker-dealers when dealing with customers.
Investment management regulation:
The Firm’s investment management business is subject to significant regulation in numerous jurisdictions around the world relating to, among other things, the safeguarding of client assets, offerings of funds, marketing activities, transactions among affiliates and management of client funds. Certain of the Firm’s subsidiaries are registered with, and subject to oversight by, the SEC as investment advisers. As such, the Firm’s registered investment advisers are subject to the fiduciary and other obligations imposed under the Investment Advisers Act of 1940 and the rules and regulations promulgated thereunder, as well as various state securities laws. For information regarding investigations and litigation in connection with disclosures to clients related to proprietary products, see Note 31.
The Firm’s asset management business continues to be affected by ongoing rule-making. In July 2013, the SEC adopted amendments to rules that govern money-market funds, requiring a floating net asset value for institutional prime money-market funds, effective October 14, 2016. As noted above, the Department of Labor has also proposed a rule that would significantly expand the universe of persons viewed as investment fiduciaries to retirement plans and IRAs. In addition, the SEC has issued proposed rules regarding enhanced liquidity risk management for open-end mutual funds and exchange-traded funds (“ETFs”); restrictions on the use of derivatives by mutual funds, ETFs and closed-end funds; and enhanced reporting for funds and advisors.
Derivatives regulation:
The Firm is subject to comprehensive regulation of its derivatives businesses. The regulations impose capital and margin requirements, require central clearing of standardized over-the-counter derivatives, require that certain standardized over-the-counter swaps be traded on regulated trading venues, and provide for reporting of certain mandated information. In addition, the Dodd-Frank Act requires the registration of “swap dealers” and “major swap participants” with the CFTC and of “security-based swap dealers” and “major security-based swap participants” with the SEC. JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, J.P. Morgan Securities plc and J.P. Morgan Ventures Energy Corporation have registered with the CFTC as swap dealers, and JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC and J.P. Morgan Securities plc will likely be required to register with the SEC as security-based swap dealers. As a result of their registration as swap dealers or security-based swap dealers, these entities will be subject to a new, comprehensive regulatory framework applicable to their swap or security-based swap activities, which includes capital requirements, rules regulating their swap activities, rules requiring the collateralization of uncleared swaps, rules regarding segregation of counterparty collateral, business conduct and documentation standards, record-keeping and reporting obligations, and anti-fraud and anti-manipulation requirements. Further, some of the rules for derivatives apply extraterritorially to U.S. firms doing business with clients outside of the U.S., as well as to the overseas activities of non-U.S. subsidiaries of the Firm that either deal with U.S. persons or that are guaranteed by U.S. subsidiaries of the Firm; however, the full scope of the extra-territorial impact of the U.S. swaps regulation has not been finalized and therefore remains unclear. The effect of these rules may require banking entities, such as the Firm, to modify the structure of their derivatives businesses and face increased operational and regulatory costs. In the European Union (the “EU”), the implementation of the European Market Infrastructure Regulation (“EMIR”) and the revision of the Markets in Financial Instruments Directive (“MiFID II”) will result in comparable, but not identical, changes to the European regulatory regime for derivatives. The combined effect of the U.S. and EU requirements, and the potential conflicts and inconsistencies between them, present challenges and risks to the structure and operating model of the Firm’s derivatives businesses.
In November 2015, the Firm and other financial institutions agreed to adhere to an updated Resolution Stay Protocol developed by ISDA in response to regulator concerns that the close-out of derivatives transactions during the resolution of a large cross-border financial institution could impede resolution efforts and potentially destabilize markets. The Resolution Stay Protocol provides for the contractual recognition of cross-border stays under various statutory resolution regimes and a contractual stay on certain cross-default rights.
In the U.S., two subsidiaries of the Firm are registered as futures commission merchants, and other subsidiaries are either registered with the CFTC as commodity pool operators and commodity trading advisors or exempt from such registration. These CFTC-registered subsidiaries are also members of the National Futures Association.
Data regulation:
The Firm and its subsidiaries are subject to federal, state and international laws and regulations concerning the use and protection of certain customer, employee and other personal and confidential information, including those imposed by the Gramm-Leach-Bliley Act and the Fair Credit Reporting Act, as well as the EU Data Protection Directive.
In addition, there are numerous proposals pending before U.S. and non-U.S. legislative and regulatory bodies regarding privacy and data protection. For example, the European Parliament and the European Council have reached agreement on certain data protection reforms proposed by the European Commission which includes numerous operational requirements, adds a requirement to notify individuals of data breaches and establishes enhanced sanctions for non-compliance, including increased fines.

The Bank Secrecy Act and Economic Sanctions:
The Bank Secrecy Act (“BSA”) requires all financial institutions, including banks and securities broker-dealers, to, among other things, establish a risk-based system of internal controls reasonably designed to prevent money laundering and the financing of terrorism. The BSA includes a variety of record-keeping and reporting requirements (such as cash transaction and suspicious activity reporting), as well as due diligence/know your customer documentation requirements. In January 2013, the Firm entered into Consent Orders with its banking regulators relating to the Firm’s Bank Secrecy Act/Anti-Money Laundering policies, procedures and controls; the Firm has taken significant steps to modify and enhance its processes and controls with respect to its Anti-Money Laundering procedures and to remediate the issues identified in the Consent Order. The Firm is also subject to the regulations and economic sanctions programs administered by the U.S. Treasury’s Office of Foreign Assets Control (“OFAC”).
Anti-Corruption:
The Firm is subject to laws and regulations relating to corrupt and illegal payments to government officials and others in the jurisdictions in which it operates, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act. For more information on a current investigation relating to, among other things, the Firm’s hiring of persons referred by government officials and clients, see Note 31.
Compensation practices:
The Firm’s compensation practices are subject to oversight by the Federal Reserve, as well as other agencies. The Federal Reserve has issued guidance jointly with the FDIC and the OCC that is designed to ensure that incentive compensation paid by banking organizations does not encourage imprudent risk-taking that threatens the organizations’ safety and soundness. In addition, under the Dodd-Frank Act, federal regulators, including the Federal Reserve, must issue regulations or guidelines requiring covered financial institutions, including the Firm, to report the structure of all of their incentive-based compensation arrangements and prohibit incentive-based payment arrangements that encourage inappropriate risks by providing compensation that is excessive or that could lead to material financial loss to the institution. The Federal Reserve has conducted a review of the incentive compensation policies and practices of a number of large banking institutions, including the Firm. In addition to the Federal Reserve, the Financial Stability Board has established standards covering compensation principles for banks. In Europe, the Fourth Capital Requirements Directive (CRD IV) includes compensation provisions. In the U.K., compensation standards are governed by the Remuneration Code of the PRA and the FCA. The implementation of the Federal Reserve’s and other banking regulators’ guidelines regarding compensation are expected to evolve over the next several years, and may affect the manner in which the Firm structures its compensation programs and practices.

Significant international regulatory initiatives:
The EU operates a European Systemic Risk Board which monitors financial stability, together with European Supervisory Agencies which set detailed regulatory rules and encourage supervisory convergence across the 28 Member States. The EU has also created a Single Supervisory Mechanism for the euro-zone, under which the regulation of all banks in that zone will be under the auspices of the European Central Bank, together with a Single Resolution Mechanism and Single Resolution Board, having jurisdiction over bank resolution in the zone. At both global and EU levels, various proposals are under consideration to address risks associated with global financial institutions. Some of the initiatives adopted include increased capital requirements for certain trading instruments or exposures and compensation limits on certain employees located in affected countries.
In the EU, there is an extensive and complex program of final and proposed regulatory enhancement which reflects, in part, the EU’s commitments to policies of the Group of Twenty Finance Ministers and Central Bank Governors (“G-20”) together with other plans specific to the EU. This program includes EMIR, which requires, among other things, the central clearing of standardized derivatives; and MiFID II, which gives effect to the G-20 commitment to trading of derivatives through central clearing houses and exchanges and also includes significantly enhanced requirements for pre- and post-trade transparency and a significant reconfiguration of the regulatory supervision of execution venues.
The EU is also currently considering or implementing significant revisions to laws covering: depositary activities; credit rating activities; resolution of banks, investment firms and market infrastructures; anti-money-laundering controls; data security and privacy; corporate governance in financial firms; and implementation in the EU of the Basel III capital and liquidity standards.
Following the issuance of the Report of the High Level Expert Group on Reforming the Structure of the EU Banking Sector (the “Liikanen Group”), the EU has proposed legislation providing for a proprietary trading ban and mandatory separation of other trading activities within certain banks, while various EU Member States have separately enacted similar measures. In the U.K., legislation was adopted that mandates the separation (or “ring-fencing”) of deposit-taking activities from securities trading and other analogous activities within banks, subject to certain exemptions. The legislation includes the supplemental recommendation of the Parliamentary Commission on Banking Standards (the “Tyrie Commission”) that such ring-fences should be “electrified” by the imposition of mandatory forced separation on banking institutions that are deemed to test the limits of the safeguards. Parallel but distinct provisions have been enacted by the French, Belgian and German governments. These measures may separately or taken together have significant implications for the Firm’s organizational

Part I

structure in Europe, as well as its permitted activities and capital deployment in the EU.
U.K. regulators are introducing a range of policy measures that make significant changes to the regulatory environment in the U.K. Alongside broader recommendations made by the Fair and Effective Markets Review which focused on fixed income currencies and commodities markets, there is a focus by U.K. regulators on raising standards and accountability of individuals, and promoting forward-looking conduct risk identification and mitigation, including by introducing the new Senior Managers and Certification Regimes.
Item 1A: RISK FACTORS
The following discussion sets forth the material risk factors that could affect JPMorgan Chase’s financial condition and operations. Readers should not consider any descriptions of such factors to be a complete set of all potential risks that could affect the Firm.
Regulatory Risk
JPMorgan Chase operates within a highly regulated industry, and the Firm’s businesses and results are significantly affected by the laws and regulations to which the Firm is subject.
As a global financial services firm, JPMorgan Chase is subject to extensive and comprehensive regulation under federal and state laws in the U.S. and the laws of the various jurisdictions outside the U.S. in which the Firm does business. The financial services industry has experienced and continues to experience an unprecedented increase in regulations and supervision, both in the U.S. and globally, and the cumulative effect of all of the new and proposed legislation and regulations on the Firm’s business, operations and profitability remains uncertain.
The recent legislative and regulatory developments, as well as future legislative or regulatory actions in the U.S. and in the other countries in which the Firm operates, and any required changes to the Firm’s business or operations resulting from such developments and actions, could result in a significant loss of revenue for the Firm, impose additional compliance and other costs on the Firm or otherwise reduce the Firm’s profitability, limit the products and services that the Firm offers or its ability to pursue business opportunities in which it might otherwise consider engaging, require the Firm to dispose of or curtail certain businesses, affect the value of assets that the Firm holds, require the Firm to increase its prices and therefore reduce demand for its products, or otherwise adversely affect the Firm’s businesses. In addition, to the extent that legislative or regulatory initiatives are imposed on a limited subset of financial institutions (based on size, activities, geography or other criteria), the requirements to which the Firm may be subject under such laws and regulations could require the Firm to restructure its businesses, or re-price or curtail the products or services that it offers to customers, which could result in the Firm not being able to compete effectively with other institutions that are not impacted in the same way.

In addition, there can be significant differences in the ways that similar regulatory initiatives affecting the financial services industry are implemented in the U.S. and in different countries and regions in which JPMorgan Chase does business. For example, recent legislative and regulatory initiatives within the EU, including those relating to the resolution of financial institutions, the separation of trading activities from core banking services, mandatory on-exchange trading, position limits and reporting rules for derivatives, conduct of business requirements, restrictions on compensation and governance and accountability regimes, could require the Firm to make significant modifications to its non-U.S. business, operations and legal entity structure in order to comply with these requirements. These differences in implemented or proposed non-U.S. regulations and initiatives may be inconsistent or may conflict with current or proposed regulations in the U.S., which could subject the Firm to increased compliance and legal costs, as well as higher operational, capital and liquidity costs, all of which could have an adverse effect on the Firm’s business, results of operations and profitability.
Expanded regulatory and governmental oversight of JPMorgan Chase’s businesses may continue to increase the Firm’s costs and risks.
The Firm’s businesses and operations are increasingly subject to heightened governmental and regulatory oversight and scrutiny. The Firm has paid significant fines (or has provided significant monetary and other relief) to resolve a number of investigations or enforcement actions by governmental agencies. The Firm continues to devote substantial resources to satisfying the requirements of regulatory consent orders and other settlements to which it is subject, which increases the Firm’s operational and compliance costs.
Certain regulators have taken measures in connection with specific enforcement actions against financial institutions (including the Firm) that require admissions of wrongdoing and compliance with other conditions in connection with settling such matters. Such admissions and conditions can lead to, among other things, greater exposure in civil litigation, harm to reputation, disqualification from providing business to certain clients and in certain jurisdictions, and other direct and indirect adverse effects.
In addition, U.S. government officials have indicated and demonstrated a willingness to bring criminal actions against financial institutions, including the Firm, and have increasingly sought, and obtained, resolutions that include criminal pleas from those institutions, such as the Firm’s agreement in May 2015 to plead guilty to a single violation of federal antitrust law in connection with its settlements with certain government authorities relating to its foreign exchange sales and trading activities and controls related to those activities. Such resolutions, whether with U.S. or non-U.S. authorities, could have significant collateral consequences for a subject financial institution, including loss of customers and business, or the inability to offer certain products or services, or losing permission to operate certain businesses, for a period of time (absent the forbearance of, or the granting of waivers by, applicable regulators).
The Firm expects that it and the financial services industry as a whole will continue to be subject to heightened regulatory scrutiny and governmental investigations and enforcement actions and that violations of law will more frequently be met with formal and punitive enforcement action, including the imposition of significant monetary and other sanctions, rather than with informal supervisory action.
In addition, if the Firm fails to meet the requirements of the various governmental settlements to which it is subject, or more generally, to maintain risk and control procedures and processes that meet the heightened standards established by its regulators and other government agencies, it could be required to enter into further orders and settlements, pay additional fines, penalties or judgments, or accept material regulatory restrictions on its businesses. The extent of the Firm’s exposure to legal and regulatory matters may be unpredictable and could, in some cases, substantially exceed the amount of reserves that the Firm has established for such matters.
Requirements for the orderly resolution of the Firm could require JPMorgan Chase to restructure or reorganize its businesses, and holders of JPMorgan Chase’s debt and equity securities would be at risk of absorbing losses if the Firm were to enter into a resolution.
Under Title I of the Dodd-Frank Act (“Title I”) and Federal Reserve and FDIC rules, the Firm is required to prepare and submit periodically to the Federal Reserve and the FDIC a detailed plan for the orderly resolution of JPMorgan Chase & Co. and certain of its subsidiaries under the U.S. Bankruptcy Code and other applicable insolvency laws in the event of future material financial distress or failure. In August 2014, the Federal Reserve and the FDIC announced the completion of their reviews of the second round of Title I resolution plans submitted by eleven large, complex banking organizations in 2013, including the Firm. The agencies jointly identified specific shortcomings with the 2013 resolution plans, including the Firm’s 2013 plan. The FDIC’s board of directors determined under Title I that the 2013 resolution plans, including the Firm’s 2013 plan, were not credible and did not facilitate an orderly resolution under the U.S. Bankruptcy Code. The Federal Reserve Board determined that the eleven banking organizations must take immediate actions to improve their resolvability and reflect those improvements in their 2015 plans. The Firm has devoted significant resources to its resolution planning efforts, and believes that in its most recent Title I resolution plan submitted to the Federal Reserve and FDIC in July 2015, it has addressed, or has made substantial progress in addressing, each of the shortcomings previously identified by the agencies.
However, if the Federal Reserve and the FDIC were to jointly determine that the Firm’s 2015 plan, or any future update of that plan, is not credible, and the Firm is unable to remedy the identified deficiencies in a timely manner, the regulators may jointly impose more stringent capital, leverage or liquidity requirements on the Firm or restrictions on growth, activities or operations of the Firm, and could, if such deficiencies are not remedied within two years after such a determination, require the Firm to restructure, reorganize or divest businesses, legal entities, operational systems and/or intercompany transactions in ways that could materially and adversely affect the Firm’s operations and strategy. In addition, in order to develop a Title I resolution plan that the Federal Reserve and FDIC determine is credible, the Firm may need to make certain changes to its legal entity structure and to certain intercompany and external activities, which could result in increased funding or operational costs.
In addition to the Firm’s plan for orderly resolution, the Firm’s resolution plan also recommends to the Federal Reserve and the FDIC its proposed optimal strategy to resolve the Firm under the special resolution procedure provided in Title II of the Dodd-Frank Act (“Title II”). The Firm’s recommendation involves a “single point of entry” recapitalization model in which the FDIC would use its power to create a “bridge entity” for JPMorgan Chase; transfer the systemically important and viable parts of the Firm’s business, principally the stock of JPMorgan Chase & Co.’s main operating subsidiaries and any intercompany claims against such subsidiaries, to the bridge entity; recapitalize those subsidiaries by, among other things, converting some or all of such intercompany claims to capital; and exchange external debt claims against JPMorgan Chase & Co. for equity in the bridge entity. As discussed below, the Federal Reserve has also proposed rules regarding the minimum levels of unsecured external long-term debt and other loss-absorbing capacity that bank holding companies would be required to have issued and outstanding, as well as guidelines defining the terms of qualifying debt instruments, to ensure that adequate levels of debt are maintained at the holding company level for purposes of recapitalization of the bridge entity and operating subsidiaries (“eligible LTD”). If JPMorgan Chase & Co. were to enter into a resolution, either in a proceeding under the U.S. Bankruptcy Code or in a receivership administered by the FDIC under Title II of the Dodd-Frank Act, holders of eligible LTD and other debt and equity securities of the Firm would be at risk of absorbing the losses of JPMorgan Chase & Co. and its affiliates. If JPMorgan Chase & Co. commenced proceedings under the U.S. Bankruptcy Code, creditors and shareholders of JPMorgan Chase & Co. would realize value only to the extent available to JPMorgan Chase & Co. as a shareholder of JPMorgan Chase Bank, N.A. and its other subsidiaries, after the payment to the creditors of such subsidiaries. In addition, even under the Firm’s preferred resolution strategy under Title II of the Dodd-Frank Act, the value of the stock of the bridge entity that would be redistributed to holders of the Firm’s eligible LTD and other debt securities may not be sufficient to repay all or part of the principal amount and interest on such debt. It is also possible that the application of the Firm’s recommended Title II strategy could result in greater losses to security holders of JPMorgan Chase & Co. than the losses that would result from a different resolution strategy for the Firm.

Part I

Market Risk
JPMorgan Chase’s results of operations have been, and may continue to be, adversely affected by U.S. and global financial market and economic conditions.
JPMorgan Chase’s businesses are materially affected by economic and market conditions, including the liquidity of the global financial markets; the level and volatility of debt and equity prices, interest rates, currency and commodities prices (including oil prices) and other market indices; investor, consumer and business sentiment; events that reduce confidence in the financial markets; inflation and unemployment; the availability and cost of capital and credit; the economic effects of natural disasters, health emergencies or pandemics, severe weather conditions, outbreaks of hostilities, terrorism or other geopolitical instabilities; monetary policies and actions taken by the Federal Reserve and other central banks; and the health of the U.S. and global economies. These conditions can affect the Firm’s businesses both directly and through their impact on the businesses and activities of the Firm’s clients and customers.
In the Firm’s underwriting and advisory businesses, the above-mentioned factors can affect the volume of transactions that the Firm executes for its clients and customers and, therefore, the revenue that the Firm receives, as well as the willingness of other financial institutions and investors to participate in loan syndications or underwritings managed by the Firm.
The Firm generally maintains market-making positions in the fixed income, currency, commodities, credit and equity markets to facilitate client demand and provide liquidity to clients. The revenue derived from these positions is affected by many factors, including the Firm’s success in effectively hedging its market and other risks; volatility in interest rates and equity, debt and commodities markets; interest rate and credit spreads; and the availability of liquidity in the capital markets, all of which are affected by global economic and market conditions. Certain of the Firm’s market-making positions could be adversely affected by the lack of liquidity, which will be influenced by many of these factors, and which could affect the Firm’s ability to realize returns from such activities and adversely affect the Firm’s earnings.
The Firm may be adversely affected by declining asset values. This is particularly true for businesses that earn fees for managing third-party assets or receive or post collateral. For example, a higher level of U.S. or non-U.S. interest rates or a downturn in financial markets could affect the valuations of the client assets that the Firm manages or holds in custody, which, in turn, could affect the Firm’s revenue. Macroeconomic or market concerns may also prompt outflows from the Firm’s funds or accounts or cause clients to invest funds in products that generate lower revenue.
Changes in interest rates will affect the level of assets and liabilities held on the Firm’s balance sheet and the revenue that the Firm earns from net interest income. A low interest rate environment may compress net interest margins, reducing the amounts that the Firm earns on its investment securities portfolio, or reducing the value of its mortgage servicing rights (“MSR”) asset, thereby reducing the Firm’s net interest income and other revenues. Conversely, increasing or high interest rates may result in increased funding costs, lower levels of commercial and residential loan originations and diminished returns on the investment securities portfolio (to the extent that the Firm is unable to reinvest contemporaneously in higher-yielding assets), thereby adversely affecting the Firm’s revenues and capital levels.
The Firm’s consumer businesses are particularly affected by U.S. domestic economic conditions, including U.S. interest rates, the rate of unemployment, housing prices, the level of consumer confidence, changes in consumer spending and the number of personal bankruptcies. If the recent positive trends in the U.S. economy are not sustained, this could diminish demand for the products and services of the Firm’s consumer businesses, or increase the cost to provide such products and services. In addition, adverse economic conditions, such as declines in home prices or persistent high levels of unemployment due to economic dislocations in certain geographies or industries caused by falling oil and gas prices or other market or economic factors, could lead to an increase in mortgage, credit card, auto, student and other loan delinquencies and higher net charge-offs, which can reduce the Firm’s earnings.
Widening of credit spreads makes it more expensive for the Firm to borrow on both a secured and unsecured basis, and may adversely affect the credit markets and the Firm’s businesses. Credit spreads widen or narrow not only in response to Firm-specific events and circumstances, but also as a result of general economic and geopolitical events and conditions. Changes in the Firm’s credit spreads will impact, positively or negatively, the Firm’s earnings on certain liabilities that are recorded at fair value.
Sudden and significant volatility in the prices of securities and other assets (including loans and derivatives) may curtail the trading markets for such securities and assets, make it difficult to sell or hedge such securities and assets, adversely affect the Firm’s profitability, capital or liquidity, or increase the Firm’s funding costs. Sustained volatility in the financial markets may also negatively affect consumer or investor confidence, which could lead to lower client activity and decreased revenue for the Firm.
Credit Risk
The financial condition of JPMorgan Chase’s customers, clients and counterparties, particularly other financial institutions, could adversely affect the Firm.
The Firm routinely executes transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, investment managers and other institutional clients. Many of these transactions expose the Firm to credit risk and, in some cases, disputes and litigation in the event of a default by the counterparty or client. The failure of a significant market participant, or concerns about a default by such an institution, could also lead to significant liquidity problems for, or losses or defaults by, other institutions, which in turn could adversely affect the Firm. In addition, in recent years the perceived interrelationship among financial institutions has also led to claims by other market participants and regulators that the Firm and other financial institutions have allegedly violated anti-trust or anti-competition laws by colluding to manipulate markets, prices or indices, and there is no assurance that such allegations will not arise in the same or similar contexts in the future.
As part of providing clearing services, the Firm is a member of a number of central counterparties (“CCPs”), and may be required to pay a portion of the losses incurred by such organizations as a result of the default of other members. As a clearing member, the Firm is also exposed to the risk of non-performance by its clients, which it seeks to mitigate through the maintenance of adequate collateral. In addition, the Firm can be exposed to intra-day credit risk of its clients in connection with providing cash management, clearing, custodial and other transaction services to such clients. If a client for which the Firm provides such services becomes bankrupt or insolvent, the Firm may suffer losses, become involved in disputes and litigation with various parties, including one or more CCPs, or the client’s bankruptcy estate and other creditors, or involved in regulatory investigations. All of such events can increase the Firm’s operational and litigation costs and may result in losses if any collateral received by the Firm is insufficient to cover such losses.
During periods of market stress or illiquidity, the Firm’s credit risk also may be further increased when the Firm cannot realize the fair value of the collateral held by it or when collateral is liquidated at prices that are not sufficient to recover the full amount of the loan, derivative or other exposure due to the Firm. Further, disputes with obligors as to the valuation of collateral could increase in times of significant market stress, volatility or illiquidity, and the Firm could suffer losses during such periods if it is unable to realize the fair value of collateral or manage declines in the value of collateral.
Concentration of credit and market risk could increase the potential for significant losses.
JPMorgan Chase has exposure to increased levels of risk when customers or counterparties are engaged in similar business activities or activities in the same geographic region, or when they have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. For example, a significant deterioration in the credit quality of one of the Firm’s borrowers or counterparties could lead to concerns about the credit quality of other borrowers or counterparties in similar, related or dependent industries and thereby could exacerbate the Firm’s credit risk exposure and potentially increase its losses, including mark-to-market losses in its trading businesses. Similarly, challenging economic conditions affecting a particular industry or geographic area could lead to concerns about the credit quality of the Firm’s borrowers or counterparties, not only in that particular industry or geography but in related or dependent industries, wherever located, or about the ability of customers of the Firm’s consumer businesses living in such areas or working in such affected industries or related or dependent industries to meet their obligations to the Firm. As a result, the Firm regularly monitors various segments of its exposures to assess potential concentration or contagion risks. The Firm’s efforts to diversify or hedge its exposures against concentration risks may not be successful.
In addition, disruptions in the liquidity or transparency of the financial markets may result in the Firm’s inability to sell, syndicate or realize the value of its positions, thereby leading to increased concentrations. The inability to reduce the Firm’s positions may not only increase the market and credit risks associated with such positions, but may also increase the level of risk-weighted assets on the Firm’s balance sheet, thereby increasing its capital requirements and funding costs, all of which could adversely affect the operations and profitability of the Firm’s businesses.
Liquidity Risk
If JPMorgan Chase does not effectively manage its liquidity, its business could suffer.
JPMorgan Chase’s liquidity is critical to its ability to operate its businesses. Some potential conditions that could impair the Firm’s liquidity include markets that become illiquid or are otherwise experiencing disruption, unforeseen cash or capital requirements (including, among others, commitments that may be triggered to special purpose entities (“SPEs”) or other entities), difficulty in selling or inability to sell assets, default by a CCP or other counterparty, unforeseen outflows of cash or collateral, and lack of market or customer confidence in the Firm or financial markets in general. These conditions may be caused by events over which the Firm has little or no control. The widespread crisis in investor confidence and resulting liquidity crisis experienced in 2008 and into early 2009 increased the Firm’s cost of funding and limited its access to some of its traditional sources of liquidity (such as securitized debt offerings backed by mortgages, credit card receivables and other assets) during that time, and there is no assurance that these severe conditions could not occur in the future.
If the Firm’s access to stable and low cost sources of funding, such as bank deposits, is reduced, the Firm may need to raise alternative funding which may be more expensive or of limited availability. In addition, the Firm’s cost of funding could be affected by actions that the Firm may take in order to satisfy applicable liquidity coverage ratio and net stable funding ratio requirements, to lower its GSIB systemic risk score or to satisfy the amount of eligible LTD that the Firm must have outstanding under the final TLAC rules.
As a holding company, JPMorgan Chase & Co. relies on the earnings of its subsidiaries for its cash flow and, consequently, its ability to pay dividends and satisfy its debt and other obligations. These payments by subsidiaries may take the form of dividends, loans or other payments. Several of JPMorgan Chase & Co.’s principal subsidiaries are

Part I

subject to dividend distribution, capital adequacy or liquidity coverage requirements or other regulatory restrictions on their ability to provide such payments. Limitations in the payments that JPMorgan Chase & Co. receives from its subsidiaries could reduce its ability to pay dividends and satisfy its debt and other obligations.
Proposed banking regulations relating to liquidity, including U.S. rules relating to total loss-absorbing capacity, could require JPMorgan Chase to issue a substantial amount of new debt, and thereby significantly increase its funding costs.
On October 30, 2015, the Federal Reserve issued proposed rules (the “proposed TLAC rules”) that would require the top-tier holding companies of eight U.S. global systemically important bank holding companies (“U.S. GSIB BHCs”), including JPMorgan Chase & Co., among other things, to maintain minimum amounts of eligible LTD, commencing January 1, 2019. The proposed TLAC rules would disqualify from eligible LTD, among other instruments, senior debt securities that permit acceleration for reasons other than insolvency or payment default, as well as debt securities that are not governed by U.S. law and structured notes. The currently outstanding senior long-term debt of U.S. GSIB BHCs, including JPMorgan Chase & Co., includes structured notes as well as other debt that typically permits acceleration for reasons other than insolvency or payment default and, as a result, none of such outstanding senior long-term debt or any subsequently issued senior long-term debt with similar terms would qualify as eligible LTD under the proposed TLAC rules. The Federal Reserve has requested comment on whether certain currently outstanding instruments should be allowed to count as eligible LTD “despite containing features that would be prohibited under the proposal.” The steps that the U.S. GSIB BHCs, including JPMorgan Chase & Co., may need to take to come into compliance with the final TLAC rules, including the amount and form of long-term debt that must be refinanced or issued, will depend in substantial part on the ultimate eligibility requirements for senior long-term debt and any grandfathering provisions. To the extent that outstanding senior long-term debt of JPMorgan Chase & Co. is not classified as eligible LTD under the TLAC rule as finally adopted by the Federal Reserve, the Firm could be required to issue a substantial amount of new senior long-term debt which could significantly increase the Firm’s funding costs.
Authorities in some non-U.S. jurisdictions in which the Firm has operations have enacted legislation or regulations requiring that certain subsidiaries of the Firm operating in those countries maintain independent capital and liquidity. In addition, some non-U.S. regulators have proposed that large banks which conduct certain businesses in their jurisdictions operate through separate subsidiaries located in those countries. These requirements, and any future laws or regulations that seek to increase capital or liquidity requirements that would be applicable to non-U.S. subsidiaries of the Firm, could hinder the Firm’s ability to efficiently manage its funding and liquidity in a centralized manner.

Reductions in JPMorgan Chase’s credit ratings may adversely affect its liquidity and cost of funding, as well as the value of debt obligations issued by the Firm.
JPMorgan Chase & Co. and certain of its principal subsidiaries are currently rated by credit rating agencies. Rating agencies evaluate both general and firm- and industry-specific factors when determining their credit ratings for a particular financial institution, including economic and geopolitical trends, regulatory developments, future profitability, risk management practices, legal expenses, assumptions surrounding government support, and ratings differentials between bank holding companies and their bank and non-bank subsidiaries. Although the Firm closely monitors and manages, to the extent it is able, factors that could influence its credit ratings, there is no assurance that the Firm’s credit ratings will not be lowered in the future, or that any such downgrade would not occur at times of broader market instability when the Firm’s options for responding to events may be more limited and general investor confidence is low.
Furthermore, a reduction in the Firm’s credit ratings could reduce the Firm’s access to capital markets, materially increase the cost of issuing securities, trigger additional collateral or funding requirements, and decrease the number of investors and counterparties willing or permitted, contractually or otherwise, to do business with or lend to the Firm, thereby curtailing the Firm’s business operations and reducing its profitability. In addition, any such reduction in credit ratings may increase the credit spreads charged by the market for taking credit risk on JPMorgan Chase & Co. and its subsidiaries and, as a result, could adversely affect the value of debt and other obligations that JPMorgan Chase & Co. and its subsidiaries have issued or may issue in the future.
Legal Risk
JPMorgan Chase faces significant legal risks, both from regulatory investigations and proceedings and from private actions brought against the Firm.
JPMorgan Chase is named as a defendant or is otherwise involved in various legal proceedings, including class actions and other litigation or disputes with third parties. Actions currently pending against the Firm may result in judgments, settlements, fines, penalties or other results adverse to the Firm, which could materially and adversely affect the Firm’s business, financial condition or results of operations, or cause serious harm to the Firm’s reputation. As a participant in the financial services industry, it is likely that the Firm will continue to experience a high level of litigation related to its businesses and operations.
In addition, and as noted above, the Firm’s businesses and operations are also subject to heightened regulatory oversight and scrutiny, which may lead to additional regulatory investigations or enforcement actions. Regulators and other government agencies examine the operations of the Firm and its subsidiaries on both a routine- and targeted-exam basis, and there is no assurance that they will not pursue additional regulatory settlements or other enforcement actions against the Firm in the future.

A single event may give rise to numerous and overlapping investigations and proceedings, either by multiple federal and state agencies and officials in the U.S. or, in some instances, regulators and other governmental officials in non-U.S. jurisdictions. These and other initiatives from U.S. and non-U.S. governmental authorities and officials may subject the Firm to further judgments, settlements, fines or penalties, or cause the Firm to be required to restructure its operations and activities or to cease offering certain products or services, all of which could harm the Firm’s reputation or lead to higher operational costs, thereby reducing the Firm’s profitability, or result in collateral consequences as discussed above.
Other Business Risks
JPMorgan Chase’s operations are subject to risk of loss from unfavorable economic, monetary and political developments in the U.S. and around the world.
JPMorgan Chase’s businesses and earnings are affected by the fiscal and other policies that are adopted by various U.S. and non-U.S. regulatory authorities and agencies. The Federal Reserve regulates the supply of money and credit in the U.S. and its policies determine in large part the cost of funds for lending and investing in the U.S. and the return earned on those loans and investments. Changes in Federal Reserve policies (as well as the fiscal and monetary policies of non-U.S. central banks or regulatory authorities and agencies, such as “pegging” the exchange rate of their currency to the currencies of others) are beyond the Firm’s control and may be difficult to predict, and consequently, unanticipated changes in these policies could have a negative impact on the Firm’s activities and results of operations.
The Firm’s businesses and revenue are also subject to risks inherent in investing and market-making in securities, loans and other obligations of companies worldwide. These risks include, among others, negative effects from slowing growth rates or recessionary economic conditions, or the risk of loss from unfavorable political, legal or other developments, including social or political instability, in the countries or regions in which such companies operate, as well as the other risks and considerations as described further below.
Several of the Firm’s businesses engage in transactions with, or trade in obligations of, U.S. and non-U.S. governmental entities, including national, state, provincial, municipal and local authorities. These activities can expose the Firm to enhanced sovereign, credit-related, operational and reputation risks, including the risks that a governmental entity may default on or restructure its obligations or may claim that actions taken by government officials were beyond the legal authority of those officials, which could adversely affect the Firm’s financial condition and results of operations.
Further, various countries or regions in which the Firm operates or invests, or in which the Firm may do so in the future, have in the past experienced severe economic disruptions particular to those countries or regions. Low or volatile oil prices, coupled with the slowdown in the macroeconomic prospects in China, and concerns about economic weaknesses in the Eurozone (including the permanent resolution of the Greek “bailout” program), could continue to undermine investor confidence and affect the operating environment in 2016. In some cases, concerns regarding the fiscal condition of one or more countries can cause a contraction of available credit and reduced activity among trading partners or create market volatility that could lead to “market contagion” affecting other countries in the same region or beyond the region. Accordingly, it is possible that economic disruptions in certain countries, even in countries in which the Firm does not conduct business or have operations or engages in only limited activities, may adversely affect the Firm.
JPMorgan Chase’s operations in emerging markets may be hindered by local political, social and economic factors, and may be subject to additional compliance costs and risks.
Some of the countries in which JPMorgan Chase conducts its businesses have economies or markets that are less developed and more volatile, and may have legal and regulatory regimes that are less established or predictable, than the U.S. and other developed markets in which the Firm currently operates. Some of these countries have in the past experienced severe economic disruptions, including extreme currency fluctuations, high inflation, low or negative growth, or defaults or potential defaults on sovereign debt, among other negative conditions, or have imposed restrictive monetary policies such as currency exchange controls and other laws and restrictions that adversely affect the local and regional business environment. In addition, these countries, as well as certain more developed countries, have recently been more susceptible to unfavorable political, social or economic developments; these development have in the past resulted in, and may in the future lead to, social unrest, general strikes and demonstrations, crime and corruption, security and personal safety issues, outbreaks of hostilities, overthrow of incumbent governments, terrorist attacks or other forms of internal discord, all of which can adversely affect the Firm’s operations or investments in such countries. Political, social or economic disruption or dislocation in certain countries or regions in which the Firm conducts its businesses can hinder the growth and profitability of those operations.
Less developed legal and regulatory systems in certain countries can also have adverse consequences on the Firm’s operations in those countries, including, among others, the absence of a statutory or regulatory basis or guidance for engaging in specific types of business or transactions; the promulgation of conflicting or ambiguous laws and regulations or the inconsistent application or interpretation of existing laws and regulations; uncertainty as to the enforceability of contractual obligations; difficulty in competing in economies in which the government controls or protects all or a portion of the local economy or specific businesses, or where graft or corruption may be pervasive; and the threat of arbitrary regulatory investigations, civil litigations or criminal prosecutions.

Part I

Revenue from international operations and trading in non-U.S. securities and other obligations may be subject to negative fluctuations as a result of the above considerations, as well as due to governmental actions including monetary policies, expropriation, nationalization, confiscation of assets, price controls, capital controls, exchange controls, and changes in laws and regulations. The impact of these fluctuations could be accentuated as some trading markets are smaller, less liquid and more volatile than larger markets. Also, any of the above-mentioned events or circumstances in one country can affect, and in the past conditions of these types have affected, the Firm’s operations and investments in another country or countries, including the Firm’s operations in the U.S. As a result, any such unfavorable conditions or developments could have an adverse impact on the Firm’s business and results of operations.
Conducting business in countries with less developed legal and regulatory regimes often requires the Firm to devote significant additional resources to understanding, and monitoring changes in, local laws and regulations, as well as structuring its operations to comply with local laws and regulations and implementing and administering related internal policies and procedures. There can be no assurance that the Firm will always be successful in its efforts to conduct its business in compliance with laws and regulations in countries with less predictable legal and regulatory systems or that the Firm will be able to develop effective working relationships with local regulators. In addition, the Firm can also incur higher costs, and face greater compliance risks, in structuring and operating its businesses outside the U.S. to comply with U.S. anti-corruption and anti-money laundering laws and regulations.
JPMorgan Chase relies on the effectiveness and integrity of its processes, operating systems and employees, and those of third parties, and certain failures of such processes or systems or misconduct by such employees could materially and adversely affect the Firm’s operations.
JPMorgan Chase’s businesses are dependent on the Firm’s ability to process, record and monitor an increasingly large number of complex transactions and to do so on a faster and more frequent basis. The Firm’s front- and back-office trading systems similarly rely on their access to, and on the functionality of, the operating systems maintained by third parties such as clearing and payment systems, central counterparties, securities exchanges and data processing and technology companies. If the Firm’s financial, accounting, trading or other data processing systems, or the operating systems of third parties on which the Firm’s businesses are dependent, are unable to meet these increasingly demanding standards, or if they fail or have other significant shortcomings, the Firm could be materially and adversely affected. Moreover, as the speed, frequency, volume and complexity of transactions (and the requirements to report such transactions on a real-time basis to clients, regulators and financial intermediaries) increases, the risk of human and/or systems error in connection with such transactions increases, and it becomes more challenging to maintain the Firm’s operational systems and infrastructure. The Firm is similarly dependent on its employees. The Firm could be materially and adversely affected if one or more of its employees causes a significant operational breakdown or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates the Firm’s operations or systems. In addition, when the Firm changes processes or introduces new products and services or new connectivity solutions, the Firm may not fully appreciate or identify new operational risks that may arise from such changes. Any of these occurrences could diminish the Firm’s ability to operate one or more of its businesses, or result in potential liability to clients and customers, increased operating expenses, higher litigation costs (including fines and sanctions), damage to reputation, impairment of liquidity, regulatory intervention or weaker competitive standing, any of which could materially and adversely affect the Firm.
Third parties with which the Firm does business, including retailers and other third parties with which the Firm’s customers do business, can also be sources of operational risk to the Firm, particularly where activities of customers are beyond the Firm’s security and control systems, such as through the use of the internet, personal smart phones and other mobile devices or services. As the Firm’s interconnectivity with these third parties increases, the Firm increasingly faces the risk of operational failure with respect to their systems. Security breaches affecting the Firm’s customers, or systems breakdowns or failures, security breaches or employee misconduct affecting such other third parties, may require the Firm to take steps to protect the integrity of its own operational systems or to safeguard confidential information of the Firm or its customers, thereby increasing the Firm’s operational costs and potentially diminishing customer satisfaction. Furthermore, the interconnectivity of multiple financial institutions with central agents, exchanges and clearing houses, and the increased importance of these entities, increases the risk that an operational failure at one institution or entity may cause an industry-wide operational failure that could materially impact the Firm’s ability to conduct business.
The Firm’s businesses are subject to complex and evolving U.S. and non-U.S. laws and regulations governing the privacy and protection of personal information of individuals (including clients, client’s clients, employees of the Firm and its suppliers and other third parties). Ensuring that the Firm’s collection, use, transfer and storage of personal information complies with all applicable laws and regulations, including where the laws of different jurisdictions are in conflict, can increase the Firm’s operating costs, impact the development of new products or services and require significant oversight by management, and may require the Firm to structure its businesses, operations and systems in less efficient ways. Furthermore, the Firm may not be able to ensure that all of its clients, suppliers, counterparties and other third parties have appropriate controls in place to protect the confidentiality of the information exchanged between them and the Firm, particularly where such information is transmitted by electronic means. If personal, confidential or proprietary information of customers or clients or others were to be mishandled or misused (in situations where, for example, such information was erroneously provided to parties who are not permitted to have the information, or where such information was intercepted or otherwise compromised by third parties), the Firm could be exposed to litigation or regulatory sanctions. Concerns regarding the effectiveness of the Firm’s measures to safeguard personal information, or even the perception that such measures are inadequate, could cause the Firm to lose customers or potential customers for its products and services and thereby reduce the Firm’s revenues. Accordingly, any failure or perceived failure by the Firm to comply with applicable privacy or data protection laws and regulations may subject it to inquiries, examinations and investigations that could result in requirements to modify or cease certain operations or practices or in significant liabilities, fines or penalties, and could damage the Firm’s reputation and otherwise adversely affect its businesses.
The Firm may be subject to disruptions of its operating systems arising from events that are wholly or partially beyond the Firm’s control, which may include, for example, security breaches (as discussed further below); electrical or telecommunications outages; failures of computer servers or other damage to the Firm’s property or assets; natural disasters or severe weather conditions; health emergencies or pandemics; or events arising from local or larger-scale political events, including outbreaks of hostilities or terrorist acts. JPMorgan Chase maintains a global resiliency and crisis management program that is intended to ensure that the Firm has the ability to recover its critical business functions and supporting assets, including staff, technology and facilities, in the event of a business interruption. While the Firm believes that its current resiliency plans are both sufficient and adequate, there can be no assurance that such plans will fully mitigate all potential business continuity risks to the Firm or its customers and clients. Any failures or disruptions of the Firm’s systems or operations could give rise to losses in service to customers and clients, adversely affect the Firm’s business and results of operations by subjecting the Firm to losses or liability, or require the Firm to expend significant resources to correct the failure or disruption, as well as by exposing the Firm to litigation, regulatory fines or penalties or losses not covered by insurance.
A breach in the security of JPMorgan Chase’s systems, or those of other market participants, could disrupt the Firm’s businesses, result in the disclosure of confidential information, damage its reputation and create significant financial and legal exposure for the Firm.
Although JPMorgan Chase devotes significant resources to maintain and regularly update its systems and processes that are designed to protect the security of the Firm’s computer systems, software, networks and other technology assets, as well as the confidentiality, integrity and availability of information belonging to the Firm and its customers and clients, there is no assurance that all of the Firm’s security measures will provide absolute security.

JPMorgan Chase and other companies have reported significant breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage, including through the introduction of computer viruses or malware, cyberattacks and other means. The Firm is regularly targeted by unauthorized parties using malicious code and viruses, and has experienced several significant distributed denial-of-service attacks from technically sophisticated and well-resourced third parties which were intended to disrupt online banking services.
Despite the Firm’s efforts to ensure the integrity of its systems, it is possible that the Firm may not be able to anticipate, detect or recognize threats to its systems or to implement effective preventive measures against all security breaches of these types inside or outside the Firm, especially because the techniques used change frequently or are not recognized until launched, and because cyberattacks can originate from a wide variety of sources, including third parties outside the Firm such as persons who are associated with external service providers or who are or may be involved in organized crime or linked to terrorist organizations or hostile foreign governments. Those parties may also attempt to fraudulently induce employees, customers, third-party service providers or other users of the Firm’s systems to disclose sensitive information in order to gain access to the Firm’s data or that of its customers or clients. These risks may increase in the future as the Firm continues to increase its mobile-payment and other internet-based product offerings and expands its internal usage of web-based products and applications.
A successful penetration or circumvention of the security of the Firm’s systems or the systems of another market participant could cause serious negative consequences for the Firm, including significant disruption of the Firm’s operations, misappropriation of confidential information of the Firm or that of its customers, or damage to computers or systems of the Firm and those of its customers and counterparties, and could result in violations of applicable privacy and other laws, financial loss to the Firm or to its customers, loss of confidence in the Firm’s security measures, customer dissatisfaction, significant litigation exposure and harm to the Firm’s reputation, all of which could have a material adverse effect on the Firm.
Risk Management
JPMorgan Chase’s framework for managing risks and its risk management procedures and practices may not be effective in identifying and mitigating every risk to the Firm, thereby resulting in losses.
JPMorgan Chase’s risk management framework seeks to mitigate risk and loss to the Firm. The Firm has established processes and procedures intended to identify, measure, monitor, report and analyze the types of risk to which the Firm is subject. However, as with any risk management framework, there are inherent limitations to the Firm’s risk management strategies because there may exist, or develop

Part I

in the future, risks that the Firm has not appropriately anticipated or identified. In addition, the Firm relies on data to aggregate and assess its various risk exposures, and any deficiencies in the quality or effectiveness of the Firm’s data aggregation and validation procedures could result in ineffective risk management practices or inaccurate risk reporting. Any lapse in the Firm’s risk management framework and governance structure or other inadequacies in the design or implementation of the Firm’s risk management framework, governance, procedures, practices, models or risk reporting systems could, individually or in the aggregate, cause unexpected losses for the Firm, materially and adversely affect the Firm’s financial condition and results of operations, require significant resources to remediate any risk management deficiency, attract heightened regulatory scrutiny, expose the Firm to regulatory investigations or legal proceedings, subject the Firm to fines, penalties or judgments, harm the Firm’s reputation, or otherwise cause a decline in investor confidence.
The Firm’s products, including loans, leases, lending commitments, derivatives and trading account assets, as well as the investment securities portfolio and cash management and clearing activities, expose the Firm to credit risk. The Firm has exposures arising from its many different products and counterparties, and the credit quality of the Firm’s exposures can have a significant impact on its earnings. The Firm establishes allowances for probable credit losses inherent in its credit exposure, including unfunded lending-related commitments. The Firm also employs stress testing and other techniques to determine the capital and liquidity necessary to protect the Firm in the event of adverse economic or market events. These processes are critical to the Firm’s financial results and condition, and require difficult, subjective and complex judgments, including forecasts of how economic conditions might impair the ability of the Firm’s borrowers and counterparties to repay their loans or other obligations. As is the case with any such assessments, there is always the possibility that the Firm will fail to identify the proper factors or that the Firm will fail to accurately estimate the impact of factors that it identifies.
JPMorgan Chase’s market-making businesses may expose the Firm to unexpected market, credit and operational risks that could cause the Firm to suffer unexpected losses. Severe declines in asset values, unanticipated credit events, or unforeseen circumstances that may cause previously uncorrelated factors to become correlated (and vice versa) may create losses resulting from risks not appropriately taken into account in the development, structuring or pricing of a financial instrument such as a derivative.
Certain of the Firm’s trading transactions require the physical settlement by delivery of securities or other obligations that the Firm does not own; if the Firm is unable to obtain such securities or obligations within the required timeframe for delivery, this could cause the Firm to forfeit payments otherwise due to it and could result in settlement delays, which could damage the Firm’s reputation and ability to transact future business. In addition, in situations where trades are not settled or confirmed on a timely basis, the Firm may be subject to heightened credit and operational risk, and in the event of a default, the Firm may be exposed to market and operational losses. In particular,
In addition, disputes with counterparties may arise regarding the terms or the settlement procedures of derivative contracts, including with respect to the value of underlying collateral, which could cause the Firm to incur unexpected costs, including transaction, operational, legal and litigation costs, or result in credit losses, all of which may impair the Firm’s ability to manage effectively its risk exposure from these products.
In a difficult or less liquid market environment, the Firm’s risk management strategies may not be effective because other market participants may be attempting to use the same or similar strategies to deal with the challenging market conditions. In such circumstances, it may be difficult for the Firm to reduce its risk positions due to the activity of such other market participants or widespread market dislocations.
Many of the Firm’s risk management strategies or techniques have a basis in historical market behavior, and all such strategies and techniques are based to some degree on management’s subjective judgment. For example, many models used by the Firm are based on assumptions regarding correlations among prices of various asset classes or other market indicators. In times of market stress, or in the event of other unforeseen circumstances, previously uncorrelated indicators may become correlated, or conversely, previously correlated indicators may make unrelated movements. These sudden market movements or unanticipated or unidentified market or economic movements have in some circumstances limited and could again limit the effectiveness of the Firm’s risk management strategies, causing the Firm to incur losses.
Many of the models used by the Firm are subject to review not only by the Firm’s Model Risk function but also by the Firm’s regulators in order that the Firm may utilize such models in connection with the Firm’s calculations of market risk risk-weighted assets (“RWA”), credit risk RWA and operational risk RWA under the Advanced Approach of Basel III. The Firm may be subject to higher capital charges, which could adversely affect its financial results or limit its ability to expand its businesses, if such models do not receive approval by its regulators.
In addition, the Firm must comply with enhanced standards for the assessment and management of risks associated with vendors and other third parties that provide services to the Firm. These requirements apply to the Firm both under general guidance issued by its banking regulators and, more specifically, under certain of the consent orders to which the Firm has been subject. The Firm has incurred and expects to incur additional costs and expenses in connection with its initiatives to address the risks associated with oversight of its third party relationships. Failure by the Firm to appropriately assess and manage third party relationships, especially those involving significant banking functions, shared services or other critical activities, could result in potential liability to clients and customers, fines, penalties or judgments imposed by the Firm’s regulators, increased operating expenses and harm to the Firm’s reputation, any of which could materially and adversely affect the Firm.
Other Risks
The financial services industry is highly competitive, and JPMorgan Chase’s inability to compete successfully may adversely affect its results of operations.
JPMorgan Chase operates in a highly competitive environment, and the Firm expects that competition in the U.S. and global financial services industry will continue to be intense. Competitors of the Firm include other banks and financial institutions, trading, advisory and investment management firms, finance companies and technology companies and other firms that are engaged in providing similar products and services. Technological advances and the growth of e-commerce have made it possible for non-depository institutions to offer products and services that traditionally were banking products, and for financial institutions and other companies to provide electronic and internet-based financial solutions, including electronic securities trading and payment processing. New technologies have required and could require the Firm to spend more to modify or adapt its products to attract and retain customers or to match products and services offered by its competitors, including technology companies.
Ongoing or increased competition, on the basis of the quality and variety of products and services offered, transaction execution, innovation, reputation, price or other factors, may put downward pressure on prices for the Firm’s products and services or may cause the Firm to lose market share. In addition, the failure of any of the Firm’s businesses to meet the expectations of clients and customers, whether due to general market conditions or underperformance (relative to competitors or to benchmarks), could impact the Firm’s ability to retain clients and customers or attract new clients and customers, thereby reducing the Firm’s revenues. Increased competition also may require the Firm to make additional capital investments in its businesses, or to extend more of its capital on behalf of its clients in order to remain competitive. The Firm cannot provide assurance that the significant competition in the financial services industry will not materially and adversely affect its future results of operations.
Competitors of the Firm’s non-U.S. wholesale businesses are typically subject to different, and in some cases, less stringent, legislative and regulatory regimes. The more restrictive laws and regulations applicable to U.S. financial services institutions, such as JPMorgan Chase, can put the Firm at a competitive disadvantage to its non-U.S. competitors, including prohibiting the Firm from engaging in certain transactions, imposing higher capital and liquidity requirements on the Firm, making the Firm’s pricing of certain transactions more expensive for clients or adversely affecting the Firm’s cost structure for providing certain products, all of which can reduce the revenue and profitability of the Firm’s wholesale businesses.

JPMorgan Chase’s ability to attract and retain qualified employees is critical to its success.
JPMorgan Chase’s employees are the Firm’s most important resource, and in many areas of the financial services industry, competition for qualified personnel is intense. The Firm endeavors to attract talented and diverse new employees and retain and motivate its existing employees. The Firm also seeks to retain a pipeline of senior employees with superior talent, augmented from time to time by external hires, to provide continuity of succession for the Firm’s Operating Committee, including the Chief Executive Officer position, and senior positions below the Operating Committee. The Firm regularly reviews candidates for senior management positions to assess whether they currently are ready for a next-level role. In addition, the Firm’s Board of Directors is deeply involved in succession planning, including review of the succession plans for the Chief Executive Officer and the members of the Operating Committee. If for any reason the Firm were unable to continue to attract or retain qualified employees, including successors to the Chief Executive Officer or members of the Operating Committee, the Firm’s performance, including its competitive position, could be materially and adversely affected.
JPMorgan Chase’s financial statements are based in part on estimates and judgments which, if incorrect, could result in unexpected losses in the future.
Under accounting principles generally accepted in the U.S. (“U.S. GAAP”), JPMorgan Chase is required to use estimates and apply judgments in preparing its financial statements, including in determining allowances for credit losses and reserves related to litigation, among other items. Certain of the Firm’s financial instruments, including trading assets and liabilities, instruments in the investment securities portfolio, certain loans, MSRs, structured notes and certain repurchase and resale agreements, among other items, require a determination of their fair value in order to prepare the Firm’s financial statements. Where quoted market prices are not available, the Firm may make fair value determinations based on internally developed models or other means which ultimately rely to some degree on management estimates and judgment. In addition, sudden illiquidity in markets or declines in prices of certain loans and securities may make it more difficult to value certain balance sheet items, which may lead to the possibility that such valuations will be subject to further change or adjustment. If estimates or judgments underlying the Firm’s financial statements are incorrect, the Firm may experience material losses.
Lapses in disclosure controls and procedures or internal control over financial reporting could materially and adversely affect the Firm’s operations, profitability or reputation.
There can be no assurance that the Firm’s disclosure controls and procedures will be effective in every circumstance or that a material weakness or significant deficiency in internal control over financial reporting will not occur. Any such lapses or deficiencies may materially

Part I

and adversely affect the Firm’s business and results of operations or financial condition, restrict its ability to access the capital markets, require the Firm to expend significant resources to correct the lapses or deficiencies, expose the Firm to regulatory or legal proceedings, subject it to fines, penalties or judgments, harm the Firm’s reputation, or otherwise cause a decline in investor confidence.
Damage to JPMorgan Chase’s reputation could damage its businesses.
Maintaining trust in JPMorgan Chase is critical to the Firm’s ability to attract and maintain customers, investors and employees. Damage to the Firm’s reputation can therefore cause significant harm to the Firm’s business and prospects. Harm to the Firm’s reputation can arise from numerous sources, including, among others, employee misconduct, security breaches, compliance failures, litigation or regulatory outcomes or governmental investigations. The Firm’s reputation could also be harmed by the failure or perceived failure of an affiliate, joint-venturer or merchant banking portfolio company, or a vendor or other third party with which the Firm does business, to comply with laws or regulations. In addition, a failure or perceived failure to deliver appropriate standards of service and quality, to treat customers and clients fairly, to provide fiduciary products or services in accordance with the appropriate standards, or to handle or use confidential information of customers or clients appropriately or in compliance with applicable data protection and privacy laws and regulations can result in customer dissatisfaction, litigation and heightened regulatory scrutiny, all of which can lead to lost revenue, higher operating costs and harm to the Firm’s reputation. Adverse publicity or negative information posted on social media websites regarding the Firm, whether or not true, may result in harm to the Firm’s prospects.
Management of potential conflicts of interests has become increasingly complex as the Firm continues to expand its business activities through more numerous transactions, obligations and interests with and among the Firm’s clients. The failure or perceived failure to adequately address or appropriately disclose conflicts of interest has given rise to litigation and enforcement actions and may do so in the future and could affect the willingness of clients to deal with the Firm, as well as cause serious harm to the Firm’s reputation.

Actions by the financial services industry generally or by certain members of or individuals in the industry can also affect the Firm’s reputation. For example, the role played by financial services firms during the financial crisis, including concerns that consumers have been treated unfairly by financial institutions, has damaged the reputation of the industry as a whole. Should any of these or other events or factors that can undermine the Firm’s reputation occur, there is no assurance that the additional costs and expenses that the Firm may need to incur to address the issues giving rise to the damage to its reputation could not adversely affect the Firm’s earnings and results of operations, or that damage to the Firm’s reputation will not impair the Firm’s ability to retain its existing or attract new customers, investors and employees.
ITEM 1B: UNRESOLVED SEC STAFF COMMENTS
None.

ITEM 2: PROPERTIES
JPMorgan Chase’s headquarters is located in New York City at 270 Park Avenue, a 50-story office building it owns.
The Firm owned or leased facilities in the following locations at December 31, 2015.

December 31, 2015 (in millions)	Approximate square footage

United States(a)
New York City, New York
270 Park Ave, New York, New York	1.3
All other New York City locations	9.0
Total New York City, New York	10.3

Other U.S. locations
Columbus/Westerville, Ohio	3.7
Chicago, Illinois	3.4
Wilmington/Newark, Delaware	2.2
Houston, Texas	2.2
Dallas/Fort Worth, Texas	2.0
Phoenix/Tempe, Arizona	1.8
Jersey City, New Jersey	1.6
All other U.S. locations	37.1
Total United States	64.3

Europe, the Middle East and Africa (“EMEA”)(b)
25 Bank Street, London, U.K.	1.4
All other U.K. locations	3.2
All other EMEA locations	0.9
Total EMEA	5.5

Asia Pacific, Latin America and Canada
India	2.3
All other locations	3.9
Total Asia Pacific, Latin America and Canada	6.2
Total	76.0

(a)	At December 31, 2015, the Firm owned or leased 5,413 retail branches in 23 states.

(b)
In 2008, JPMorgan Chase acquired a 999-year leasehold interest in land at London’s Canary Wharf. JPMorgan Chase has a building agreement in place through October 30, 2016, to develop the Canary Wharf site for future use.

The properties occupied by JPMorgan Chase are used across all of the Firm’s business segments and for corporate purposes. JPMorgan Chase continues to evaluate its current and projected space requirements and may determine from time to time that certain of its premises and facilities are no longer necessary for its operations. There is no assurance that the Firm will be able to dispose of any such excess premises or that it will not incur charges in connection with such dispositions. Such disposition costs may be material to the Firm’s results of operations in a given period. For information on occupancy expense, see the Consolidated Results of Operations on pages 72–74.

ITEM 3: LEGAL PROCEEDINGS
For a description of the Firm’s material legal proceedings, see Note 31.
ITEM 4: MINE SAFETY DISCLOSURES
Not applicable.

Part II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for registrant’s common equity
The outstanding shares of JPMorgan Chase common stock are listed and traded on the New York Stock Exchange and the London Stock Exchange. For the quarterly high and low prices of and cash dividends declared on JPMorgan Chase’s common stock for the last two years, see the section entitled “Supplementary information – Selected quarterly financial data (unaudited)” on pages 309–310. For a comparison of the cumulative total return for JPMorgan Chase common stock with the comparable total return of the S&P 500 Index, the KBW Bank Index and the S&P Financial Index over the five-year period ended December 31, 2015, see “Five-year stock performance”, on page 67.

For information on the common dividend payout ratio, see Capital actions in the Capital Management section of Management’s discussion and analysis on page 157. For a discussion of restrictions on dividend payments, see Note 22 and Note 27. At January 31, 2016, there were 200,881 holders of record of JPMorgan Chase common stock. For information regarding securities authorized for issuance under the Firm’s employee stock-based compensation plans, see Part III, Item 12 on page 23.
Repurchases under the common equity repurchase program
For information regarding repurchases under the Firm’s common equity repurchase program, see Capital actions in the Capital Management section of Management’s discussion and analysis on page 157.

Shares repurchased, on a settlement-date basis, pursuant to the common equity repurchase program during 2015 were as follows.

Year ended December 31, 2015	Total shares of common stock repurchased	Average price paid per share of common stock(b)	Aggregate repurchases of common equity (in millions)(b)	Dollar value of remaining authorized repurchase (in millions)(b)
First quarter	32,531,294	$58.40	$1,900	$1,984	(a)
Second quarter(a)	19,129,714	65.32	1,249	5,180
Third quarter	19,100,389	65.30	1,248	3,932
October	9,247,060	61.42	567	3,365
November	4,511,071	66.44	300	3,065
December	5,321,146	66.12	352	2,713
Fourth quarter	19,079,277	63.92	1,219	2,713
Year-to-date	89,840,674	$62.51	$5,616	$2,713	(c)

(a)	The unused portion under the prior Board authorization was canceled when the $6.4 billion program was authorized. Repurchases during the second quarter included $29 million under the prior program.

(b)	Excludes commissions cost.

(c)	Dollar value remaining under the $6.4 billion program.

ITEM 6: SELECTED FINANCIAL DATA
For five-year selected financial data, see “Five-year summary of consolidated financial highlights (unaudited)” on page 66.
ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis of financial condition and results of operations, entitled “Management’s discussion and analysis,” appears on pages 68–173. Such information should be read in conjunction with the Consolidated Financial Statements and Notes thereto, which appear on pages 176–308.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of the quantitative and qualitative disclosures about market risk, see the Market Risk Management section of Management’s discussion and analysis on pages 133–139.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Consolidated Financial Statements, together with the Notes thereto and the report thereon dated February 23, 2016, of PricewaterhouseCoopers LLP, the Firm’s independent registered public accounting firm, appear on pages 175–308.
Supplementary financial data for each full quarter within the two years ended December 31, 2015, are included on pages 309–310 in the table entitled “Selected quarterly financial data (unaudited).” Also included is a “Glossary of terms’’ on pages 311–315.
ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A: CONTROLS AND PROCEDURES
The internal control framework promulgated by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), “Internal Control — Integrated Framework” (“COSO 2013”) provides guidance for designing, implementing and conducting internal control and assessing its effectiveness. The Firm used the COSO 2013 framework to assess the effectiveness of the Firm’s internal control over financial reporting as of December 31, 2015. See “Management’s report on internal control over financial reporting” on page 174.
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
The Firm is committed to maintaining high standards of internal control over financial reporting. Nevertheless, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, in a firm as large and complex as JPMorgan Chase, lapses or deficiencies in internal controls may occur from time to time, and there can be no assurance that any such deficiencies will not result in significant deficiencies or material weaknesses in internal control in the future. For further information, see “Management’s report on internal control over financial reporting” on page 174. There was no change in the Firm’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended December 31,

2015, that has materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.
ITEM 9B: OTHER INFORMATION
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) to the Securities Exchange Act of 1934, an issuer is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with individuals or entities designated pursuant to certain Executive Orders. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law. Except as set forth below, as of the date of this report, the Firm is not aware of any other activity, transaction or dealing by any of its affiliates during the year ended December 31, 2015 that requires disclosure under Section 219.
During 2015, JPMorgan Chase Bank, N.A. processed one payment from Iran Airtours on behalf of a U.S. client into such client’s account at JPMorgan Chase Bank, N.A. Iran Airtours is a subsidiary of Iran Air, which, at the time of the payment, was designated pursuant to Executive Order 13382. This transaction was authorized by and conducted pursuant to a license from the Treasury Department’s OFAC. JPMorgan Chase Bank, N.A. charged a fee of U.S. dollar $4.25 for this transaction. JPMorgan Chase Bank, N.A. may in the future engage in similar transactions for its clients to the extent permitted by U.S. law.

Part III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive officers of the registrant

	Age
Name	(at December 31, 2015)	Positions and offices
James Dimon	59	Chairman of the Board, Chief Executive Officer and President.
Ashley Bacon	46
Chief Risk Officer since June 2013. He had been Deputy Chief Risk Officer since June 2012, prior to which he had been Global Head of Market Risk for the Investment Bank (now part of Corporate & Investment Bank).

Stephen M. Cutler(a)	54	Vice Chairman since January 1, 2016, prior to which he had been General Counsel.
John L. Donnelly	59	Head of Human Resources.
Mary Callahan Erdoes	48	Chief Executive Officer of Asset Management.
Stacey Friedman(a)	47
General Counsel since January 1, 2016, prior to which she was Deputy General Counsel since July 2015 and General Counsel for the Corporate & Investment Bank since August 2012. Prior to joining JPMorgan Chase in 2012, she was a partner at the law firm of Sullivan & Cromwell LLP.

Marianne Lake	46	Chief Financial Officer since January 1, 2013, prior to which she had been Chief Financial Officer of Consumer & Community Banking since 2009.
Douglas B. Petno	50
Chief Executive Officer of Commercial Banking since January 2012. He had been Chief Operating Officer of Commercial Banking since October 2010, prior to which he had been Global Head of Natural Resources in the Investment Bank (now part of Corporate & Investment Bank).

Daniel E. Pinto	53
Chief Executive Officer of the Corporate & Investment Bank since March 2014 and Chief Executive Officer of Europe, the Middle East and Africa since June 2011. He had been Co-Chief Executive Officer of the Corporate & Investment Bank from July 2012 until March 2014, prior to which he had been head or co-head of the Global Fixed Income business from November 2009 until July 2012.

Gordon A. Smith	57
Chief Executive Officer of Consumer & Community Banking since December 2012 prior to which he had been Co-Chief Executive Officer since July 2012. He had been Chief Executive Officer of Card Services since 2007 and of the Auto Finance and Student Lending businesses since 2011.

Matthew E. Zames	45
Chief Operating Officer since April 2013 and head of Mortgage Banking Capital Markets since January 2012. He had been Co-Chief Operating Officer from July 2012 until April 2013. He had been Chief Investment Officer from May until September 2012, co-head of the Global Fixed Income business from November 2009 until May 2012 and co-head of Mortgage Banking Capital Markets from July 2011 until January 2012, prior to which he had served in a number of senior Investment Banking Fixed Income management roles.

(a) On January 1, 2016, Ms. Friedman was named General Counsel and appointed to the Operating Committee. At that date, Mr. Cutler became Vice Chairman of JPMorgan Chase and retired from the Operating Committee; he is no longer an executive officer of the registrant.
Unless otherwise noted, during the five fiscal years ended December 31, 2015, all of JPMorgan Chase’s above-named executive officers have continuously held senior-level positions with JPMorgan Chase. There are no family relationships among the foregoing executive officers. Information to be provided in Items 10, 11, 12, 13 and 14 of the Form 10-K and not otherwise included herein is incorporated by reference to the Firm’s definitive proxy statement for its 2016 Annual Meeting of Stockholders to be held on May 17, 2016, which will be filed with the SEC within 120 days of the end of the Firm’s fiscal year ended December 31, 2015.

ITEM 11: EXECUTIVE COMPENSATION
See Item 10.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
For security ownership of certain beneficial owners and management, see Item 10.
The following table sets forth the total number of shares available for issuance under JPMorgan Chase’s employee stock-based incentive plans (including shares available for issuance to nonemployee directors). The Firm is not authorized to grant stock-based incentive awards to nonemployees, other than to nonemployee directors.

December 31, 2015	Number of shares to be issued upon exercise of outstanding options/stock appreciation rights	Weighted-average exercise price of outstanding options/stock appreciation rights	Number of shares remaining available for future issuance under stock compensation plans
Plan category
Employee stock-based incentive plans approved by shareholders	43,466,314	$43.51	93,491,401	(a)
Total	43,466,314	$43.51	93,491,401

(a)	Represents future shares available under the shareholder-approved Long-Term Incentive Plan, as amended and restated effective May 19, 2015.
All future shares will be issued under the shareholder-approved Long-Term Incentive Plan, as amended and restated effective May 19, 2015. For further discussion, see Note 10.
ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
See Item 10.
ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES
See Item 10.

Part IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES
Exhibits, financial statement schedules

1	Financial statements
The Consolidated Financial Statements, the Notes thereto and the report of the Independent Registered Public Accounting Firm thereon listed in Item 8 are set forth commencing on page 176.

2	Financial statement schedules

3	Exhibits

3.1
Restated Certificate of Incorporation of JPMorgan Chase & Co., effective April 5, 2006 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed April 7, 2006).

3.2
Amendment to the Restated Certificate of Incorporation of JPMorgan Chase & Co., effective June 7, 2013 (incorporated by reference to Appendix F to the Proxy Statement on Schedule 14A of JPMorgan Chase & Co. (File No. 1-5805) filed April 10, 2013).

3.3
Certificate of Designations for Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series I (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed April 24, 2008).

3.4
Certificate of Designations for 5.50% Non-Cumulative Preferred Stock, Series O (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed August 27, 2012).

3.5
Certificate of Designations for 5.45% Non-Cumulative Preferred Stock, Series P (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed February 5, 2013).

3.6
Certificate of Designations for Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series Q (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed April 23, 2013).

3.7
Certificate of Designations for Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series R (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed July 29, 2013).

3.8
Certificate of Designations for Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series S (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed January 22, 2014).

3.9
Certificate of Designations for 6.70% Non-Cumulative Preferred Stock, Series T (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed January 30, 2014).

3.10
Certificate of Designations for Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series U (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed on March 10, 2014).

3.11
Certificate of Designations for Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series V (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed on June 9, 2014).

3.12
Certificate of Designations for 6.30% Non-Cumulative Preferred Stock, Series W (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed on June 23, 2014).

3.13
Certificate of Designations for Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series X (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed on September 23, 2014).

3.14
Certificate of Designations for 6.125% Non-Cumulative Preferred Stock, Series Y (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed February 17, 2015).

3.15
Certificate of Designations for Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series Z (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed April 21, 2015).

3.16
Certificate of Designations for 6.10% Non-Cumulative Preferred Stock, Series AA (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed June 4, 2015).

3.17
Certificate of Designations for 6.15% Non-Cumulative Preferred Stock, Series BB (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed July 29, 2015).

24

3.18
By-laws of JPMorgan Chase & Co., effective January 19, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed January 21, 2016).

4.1
Indenture, dated as of October 21, 2010, between JPMorgan Chase & Co. and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No.1-5805) filed October 21, 2010).

4.2
Subordinated Indenture, dated as of March 14, 2014, between JPMorgan Chase & Co. and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No.1-5805) filed March 14, 2014).

4.3
Indenture, dated as of May 25, 2001, between JPMorgan Chase & Co. and Bankers Trust Company (succeeded by Deutsche Bank Trust Company Americas), as Trustee (incorporated by reference to Exhibit 4(a)(1) to the Registration Statement on Form S-3 of JPMorgan Chase & Co. (File No. 333-52826) filed June 13, 2001).

4.4	Form of Deposit Agreement (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-3 of JPMorgan Chase & Co. (File No. 333-191692) filed October 11, 2013).

4.5	Form of Warrant to purchase common stock (incorporated by reference to Exhibit 4.2 to the Form 8-A of JPMorgan Chase & Co. (File No. 1-5805) filed December 11, 2009).

Other instruments defining the rights of holders of long-term debt securities of JPMorgan Chase & Co. and its subsidiaries are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. JPMorgan Chase & Co. agrees to furnish copies of these instruments to the SEC upon request.

10.1
Deferred Compensation Plan for Non-Employee Directors of JPMorgan Chase & Co., as amended and restated July 2001 and as of December 31, 2004 (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2007).(a)

10.2
2005 Deferred Compensation Plan for Non-Employee Directors of JPMorgan Chase & Co., effective as of January 1, 2005 (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2007).(a)

10.3
2005 Deferred Compensation Program of JPMorgan Chase & Co., restated effective as of December 31, 2008 (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2008).(a)

10.4
JPMorgan Chase & Co. Long-Term Incentive Plan as amended and restated effective May 19, 2015 (incorporated by reference to Appendix C of the Schedule 14A of JPMorgan Chase & Co. (File No. 1-5805) filed April 8, 2015).(a)

10.5
Key Executive Performance Plan of JPMorgan Chase & Co., as amended and restated effective January 1, 2014 (incorporated by reference to Appendix G of the Schedule 14A of JPMorgan Chase & Co. (File No. 1-5805) filed April 10, 2013).(a)

10.6
Excess Retirement Plan of JPMorgan Chase & Co., restated and amended as of December 31, 2008, as amended (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2009).(a)

10.7
1995 Stock Incentive Plan of J.P. Morgan & Co. Incorporated and Affiliated Companies, as amended, dated December 11, 1996 (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2008).(a)

10.8
Executive Retirement Plan of JPMorgan Chase & Co., as amended and restated December 31, 2008 (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2008).(a)

10.9
Bank One Corporation Stock Performance Plan, as amended and restated effective February 20, 2001 (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2008).(a)

10.10
Bank One Corporation Supplemental Savings and Investment Plan, as amended and restated effective December 31, 2008 (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2008).(a)

10.11
Banc One Corporation Revised and Restated 1995 Stock Incentive Plan, effective April 17, 1995 (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2008).(a)

Part IV

10.12
Form of JPMorgan Chase & Co. Long-Term Incentive Plan Award Agreement of January 22, 2008 stock appreciation rights (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2007).(a)

10.13
Form of JPMorgan Chase & Co. Long-Term Incentive Plan Award Agreement of January 22, 2008 stock appreciation rights for James Dimon (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2007).(a)

10.14
Form of JPMorgan Chase & Co. Long-Term Incentive Plan Terms and Conditions for stock appreciation rights, dated as of January 20, 2009 (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2008).(a)

10.15
Form of JPMorgan Chase & Co. Long-Term Incentive Plan Terms and Conditions for Operating Committee member stock appreciation rights, dated as of January 20, 2009 (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2008).(a)

10.16
Form of JPMorgan Chase & Co. Long-Term Incentive Plan Terms and Conditions for Operating Committee member stock appreciation rights, dated as of February 3, 2010 (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2009).(a)

10.17
Forms of JPMorgan Chase & Co. Long-Term Incentive Plan Terms and Conditions for stock appreciation rights and restricted stock units, dated as of January 18, 2012 (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2011).(a)

10.18
Forms of JPMorgan Chase & Co. Long-Term Incentive Plan Terms and Conditions for stock appreciation rights and restricted stock units for Operating Committee members, dated as of January 17, 2013 (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2012).(a)

10.19
Form of JPMorgan Chase & Co. Long-Term Incentive Plan Terms and Conditions for restricted stock units for Operating Committee members, dated as of January 22, 2014 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of JPMorgan Chase & Co. (File No. 1-5805) for the quarter ended March 31, 2014).(a)

10.20
Forms of JPMorgan Chase & Co. Long-Term Incentive Plan Terms & Conditions for restricted stock units for Operating Committee members (U.S., E.U. and U.K.), dated as of January 20, 2015 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of JPMorgan Chase & Co. (File No. 1-5805) for the quarter ended March 31, 2015).(a)

10.21	Form of JPMorgan Chase & Co. Long-Term Incentive Plan Terms and Conditions for restricted stock units for Operating Committee members, dated as of January 19, 2016.(a)(b)

10.22	Form of JPMorgan Chase & Co. Long-Term Incentive Plan Terms and Conditions for performance share units for Operating Committee members, dated as of January 19, 2016.(a)(b)

10.23
Form of JPMorgan Chase & Co. Terms and Conditions of Fixed Allowance (UK) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of JPMorgan Chase & Co. (File No. 1-5805) for the quarter ended June 30, 2014).(a)

10.24
Form of JPMorgan Chase & Co. Performance-Based Incentive Compensation Plan, effective as of January 1, 2006, as amended (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2009).(a)

10.25
Plea Agreement dated May 20, 2015 between JPMorgan Chase & Co. and the U.S. Department of Justice (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed May 20, 2015).

12.1	Computation of ratio of earnings to fixed charges.(b)

12.2	Computation of ratio of earnings to fixed charges and preferred stock dividend requirements.(b)

21	List of subsidiaries of JPMorgan Chase & Co.(b)

22.1	Annual Report on Form 11-K of The JPMorgan Chase 401(k) Savings Plan for the year ended December 31, 2015 (to be filed pursuant to Rule 15d-21 under the Securities Exchange Act of 1934).

23	Consent of independent registered public accounting firm.(b)

31.1	Certification.(b)

31.2	Certification.(b)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(c)

101.INS	XBRL Instance Document.(b)(d)

101.SCH	XBRL Taxonomy Extension Schema Document.(b)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.(b)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.(b)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.(b)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.(b)

(a)	This exhibit is a management contract or compensatory plan or arrangement.

(b)	Filed herewith.

(c)
Furnished herewith. This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

(d)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Firm’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the Consolidated statements of income for the years ended December 31, 2015, 2014 and 2013, (ii) the Consolidated statements of comprehensive income for the years ended December 31, 2015, 2014 and 2013, (iii) the Consolidated balance sheets as of December 31, 2015 and 2014, (iv) the Consolidated statements of changes in stockholders’ equity for the years ended December 31, 2015, 2014 and 2013, (v) the Consolidated statements of cash flows for the years ended December 31, 2015, 2014 and 2013, and (vi) the Notes to Consolidated Financial Statements.

pages 28–64 not used

Table of contents

Financial:

66	Five-Year Summary of Consolidated Financial Highlights	Audited financial statements:

67	Five-Year Stock Performance	174	Management’s Report on Internal Control Over Financial Reporting

Management’s discussion and analysis:		175	Report of Independent Registered Public Accounting Firm

68	Introduction	176	Consolidated Financial Statements

69	Executive Overview	181	Notes to Consolidated Financial Statements

72	Consolidated Results of Operations

75	Consolidated Balance Sheets Analysis
77	Off–Balance Sheet Arrangements and Contractual Cash Obligations

79	Consolidated Cash Flows Analysis

80	Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures	Supplementary information:

83	Business Segment Results	309	Selected quarterly financial data

107	Enterprise-wide Risk Management	311	Glossary of Terms

112	Credit Risk Management

133	Market Risk Management

140	Country Risk Management

142	Model Risk Management

143	Principal Risk Management

144	Operational Risk Management

146	Legal Risk Management

147	Compliance Risk Management

148	Reputation Risk Management

149	Capital Management

159	Liquidity Risk Management

165	Critical Accounting Estimates Used by the Firm

170	Accounting and Reporting Developments

172	Nonexchange-Traded Commodity Derivative Contracts at Fair Value

173	Forward-Looking Statements

JPMorgan Chase & Co./2015 Annual Report	65

Financial

FIVE-YEAR SUMMARY OF CONSOLIDATED FINANCIAL HIGHLIGHTS

(unaudited) As of or for the year ended December 31,
(in millions, except per share, ratio, headcount data and where otherwise noted)	2015	2014	2013	2012	2011
Selected income statement data
Total net revenue	$93,543	$95,112	$97,367	$97,680	$97,843
Total noninterest expense	59,014	61,274	70,467	64,729	62,911
Pre-provision profit	34,529	33,838	26,900	32,951	34,932
Provision for credit losses	3,827	3,139	225	3,385	7,574
Income before income tax expense	30,702	30,699	26,675	29,566	27,358
Income tax expense	6,260	8,954	8,789	8,307	8,402
Net income	$24,442	$21,745	$17,886	$21,259	$18,956
Earnings per share data
Net income: Basic	$6.05	$5.33	$4.38	$5.21	$4.50
Diluted	6.00	5.29	4.34	5.19	4.48
Average shares: Basic	3,700.4	3,763.5	3,782.4	3,809.4	3,900.4
Diluted	3,732.8	3,797.5	3,814.9	3,822.2	3,920.3
Market and per common share data
Market capitalization	$241,899	$232,472	$219,657	$167,260	$125,442
Common shares at period-end	3,663.5	3,714.8	3,756.1	3,804.0	3,772.7
Share price(a)
High	$70.61	$63.49	$58.55	$46.49	$48.36
Low	50.07	52.97	44.20	30.83	27.85
Close	66.03	62.58	58.48	43.97	33.25
Book value per share	60.46	56.98	53.17	51.19	46.52
Tangible book value per share (“TBVPS”)(b)	48.13	44.60	40.72	38.68	33.62
Cash dividends declared per share	1.72	1.58	1.44	1.20	1.00
Selected ratios and metrics
Return on common equity (“ROE”)	11%	10%	9%	11%	11%
Return on tangible common equity (“ROTCE”)(b)	13	13	11	15	15
Return on assets (“ROA”)	0.99	0.89	0.75	0.94	0.86
Overhead ratio	63	64	72	66	64
Loans-to-deposits ratio	65	56	57	61	64
High quality liquid assets (“HQLA“) (in billions)(c)	$496	$600	$522	341	NA
Common equity tier 1 (“CET1”) capital ratio(d)	11.8%	10.2%	10.7%	11.0%	10.0%
Tier 1 capital ratio(d)	13.5	11.6	11.9	12.6	12.3
Total capital ratio(d)	15.1	13.1	14.3	15.2	15.3
Tier 1 leverage ratio(d)	8.5	7.6	7.1	7.1	6.8
Selected balance sheet data (period-end)
Trading assets	$343,839	$398,988	$374,664	$450,028	$443,963
Securities	290,827	348,004	354,003	371,152	364,793
Loans	837,299	757,336	738,418	733,796	723,720
Core Loans	732,093	628,785	583,751	555,351	518,095
Total assets	2,351,698	2,572,274	2,414,879	2,358,323	2,264,976
Deposits	1,279,715	1,363,427	1,287,765	1,193,593	1,127,806
Long-term debt(e)	288,651	276,379	267,446	248,521	255,962
Common stockholders’ equity	221,505	211,664	199,699	194,727	175,514
Total stockholders’ equity	247,573	231,727	210,857	203,785	183,314
Headcount	234,598	241,359	251,196	258,753	259,940
Credit quality metrics
Allowance for credit losses	$14,341	$14,807	$16,969	$22,604	$28,282
Allowance for loan losses to total retained loans	1.63%	1.90%	2.25%	3.02%	3.84%
Allowance for loan losses to retained loans excluding purchased credit-impaired loans(f)	1.37	1.55	1.80	2.43	3.35
Nonperforming assets	$7,034	$7,967	$9,706	$11,906	$11,315
Net charge-offs	4,086	4,759	5,802	9,063	12,237
Net charge-off rate	0.52%	0.65%	0.81%	1.26%	1.78%
Note: Effective October 1, 2015, and January 1, 2015, JPMorgan Chase & Co. adopted new accounting guidance, retrospectively, related to (1) the presentation of debt issuance costs, and (2) investments in affordable housing projects that qualify for the low-income housing tax credit, respectively. For additional information, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 80–82 , Accounting and Reporting Developments on page 170 , and Note 1.

(a)	Share prices shown for JPMorgan Chase’s common stock are from the New York Stock Exchange.

(b)	TBVPS and ROTCE are non-GAAP financial measures. For further discussion of these measures, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 80–82.

(c)
HQLA represents the amount of assets that qualify for inclusion in the liquidity coverage ratio under the final U.S. rule (“U.S. LCR”) for December 31, 2015 and the Firm’s estimated amount for December 31, 2014 prior to the effective date of the final rule, and under the Basel III liquidity coverage ratio (“Basel III LCR”) for prior periods. The Firm did not begin estimating HQLA until December 31, 2012. For additional information, see HQLA on page 160.

(d)
Basel III Transitional rules became effective on January 1, 2014; prior period data is based on Basel I rules. As of December 31, 2014 the ratios presented are calculated under the Basel III Advanced Transitional Approach. CET1 capital under Basel III replaced Tier 1 common capital under Basel I. Prior to Basel III becoming effective on January 1, 2014, Tier 1 common capital under Basel I was a non-GAAP financial measure. See Capital Management on pages 149–158 for additional information on Basel III and non-GAAP financial measures of regulatory capital.

(e)	Included unsecured long-term debt of $211.8 billion, $207.0 billion, $198.9 billion, $200.1 billion and $230.5 billion respectively, as of December 31, of each year presented.

(f)
Excluded the impact of residential real estate purchased credit-impaired (“PCI”) loans, a non-GAAP financial measure. For further discussion of these measures, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 80–82. For further discussion, see Allowance for credit losses on pages 130–132.

66	JPMorgan Chase & Co./2015 Annual Report

FIVE-YEAR STOCK PERFORMANCE
The following table and graph compare the five-year cumulative total return for JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”) common stock with the cumulative return of the S&P 500 Index, the KBW Bank Index and the S&P Financial Index. The S&P 500 Index is a commonly referenced United States of America (“U.S.”) equity benchmark consisting of leading companies from different economic sectors. The KBW Bank Index seeks to reflect the performance of banks and thrifts that are publicly traded in the U.S. and is composed of 24 leading national money center and regional banks and thrifts. The S&P Financial Index is an index of 87 financial companies, all of which are components of the S&P 500. The Firm is a component of all three industry indices.
The following table and graph assume simultaneous investments of $100 on December 31, 2010, in JPMorgan Chase common stock and in each of the above indices. The comparison assumes that all dividends are reinvested.

December 31, (in dollars)	2010	2011	2012	2013	2014	2015
JPMorgan Chase	$100.00	$80.03	$108.98	$148.98	$163.71	$177.40
KBW Bank Index	100.00	76.82	102.19	140.77	153.96	154.71
S&P Financial Index	100.00	82.94	106.78	144.79	166.76	164.15
S&P 500 Index	100.00	102.11	118.44	156.78	178.22	180.67

December 31,
(in dollars)

JPMorgan Chase & Co./2015 Annual Report	67

Management’s discussion and analysis

This section of JPMorgan Chase’s Annual Report for the year ended December 31, 2015 (“Annual Report”), provides Management’s discussion and analysis of the financial condition and results of operations (“MD&A”) of JPMorgan Chase. See the Glossary of Terms on pages 311–315 for definitions of terms used throughout this Annual Report. The MD&A included in this Annual Report contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. These risks and uncertainties could cause the Firm’s actual results to differ materially from those set forth in such forward-looking statements. Certain of such risks and uncertainties are described herein (see Forward-looking Statements on page 173) and in JPMorgan Chase’s Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”), in Part I, Item 1A: Risk factors; reference is hereby made to both.

INTRODUCTION
JPMorgan Chase & Co., a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the U.S., with operations worldwide; the Firm had $2.4 trillion in assets and $247.6 billion in stockholders’ equity as of December 31, 2015. The Firm is a leader in investment banking, financial services for consumers and small businesses, commercial banking, financial transaction processing and asset management. Under the J.P. Morgan and Chase brands, the Firm serves millions of customers in the U.S. and many of the world’s most prominent corporate, institutional and government clients.
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

For management reporting purposes, the Firm’s activities are organized into four major reportable business segments, as well as a Corporate segment. The Firm’s consumer business is the Consumer & Community Banking (“CCB”) segment. The Firm’s wholesale business segments are Corporate & Investment Bank (“CIB”), Commercial Banking (“CB”), and Asset Management (“AM”). For a description of the Firm’s business segments, and the products and services they provide to their respective client bases, refer to Business Segment Results on pages 83–106, and Note 33.

68	JPMorgan Chase & Co./2015 Annual Report

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

Financial performance of JPMorgan Chase
Year ended December 31,
(in millions, except per share data and ratios)	2015	2014	Change
Selected income statement data
Total net revenue	$93,543	$95,112	(2)%
Total noninterest expense	59,014	61,274	(4)
Pre-provision profit	34,529	33,838	2
Provision for credit losses	3,827	3,139	22
Net income	24,442	21,745	12
Diluted earnings per share	6.00	5.29	13
Return on common equity	11%	10%
Capital ratios(a)
CET1	11.8	10.2
Tier 1 capital	13.5	11.6

(a)	Ratios presented are calculated under the transitional Basel III rules and represent the Collins Floor. See Capital Management on pages 149–158 for additional information on Basel III.

Summary of 2015 Results
JPMorgan Chase reported record full-year 2015 net income of $24.4 billion, and record earnings per share of $6.00, on net revenue of $93.5 billion. Net income increased by $2.7 billion compared with net income of $21.7 billion in 2014. ROE for the year was 11%, up from 10% in the prior year.
The increase in net income in 2015 was driven by lower taxes and lower noninterest expense, partially offset by lower net revenue and a higher provision for credit losses. The decline in net revenue was predominantly driven by lower Corporate private equity gains, lower CIB revenue reflecting the impact of business simplification, and lower CCB Mortgage Banking revenue. These decreases were partially offset by a benefit from a legal settlement in Corporate and higher operating lease income, predominantly in CCB.
The decrease in noninterest expense was driven by lower CIB expense, reflecting the impact of business simplification, and lower CCB expense as a result of efficiencies, predominantly reflecting declines in headcount-related expense and lower professional fees, partially offset by investments in the business. As a result of these changes, the Firm’s overhead ratio in 2015 was lower compared with the prior year.
The provision for credit losses increased from the prior year as a result of an increase in the wholesale provision, reflecting the impact of downgrades, including in the Oil & Gas portfolio. The consumer provision declined, reflecting lower net charge-offs due to continued discipline in credit underwriting, as well as improvement in the economy driven by increasing home prices and lower unemployment levels. This was partially offset by a lower reduction in the allowance for loan losses.
Total firmwide allowance for credit losses in 2015 was $14.3 billion, resulting in a loan loss coverage ratio of 1.37%, excluding the PCI portfolio, compared with 1.55% in the prior year. The Firm’s allowance for loan losses to retained nonaccrual loans, excluding the PCI portfolio and credit card, was 117% compared with 106% in 2014. Firmwide, net charge-offs were $4.1 billion for the year, down $673 million from 2014. Nonperforming assets at year-end were $7.0 billion, down $933 million.
The Firm’s results reflected solid underlying performance across its four major reportable business segments, with continued strong lending and consumer deposit growth. Firmwide average core loans increased by 12% compared with the prior year. Within CCB, Consumer & Business Banking average deposits increased 9% over the prior year. The Firm had nearly 23 million active mobile customers at year end, an increase of 20% over the prior year. Credit card sales volume (excluding Commercial Card) was up 7% for the year and merchant processing volume was up 12%. The CIB maintained its #1 ranking in Global Investment Banking Fees according to Dealogic. CB had record average loans, with an 11% increase compared with the prior year. CB also had record gross investment banking revenue of $2.2 billion, up 10% from the prior year. AM had positive net long-term

JPMorgan Chase & Co./2015 Annual Report	69

Management’s discussion and analysis

client inflows and continued to deliver strong investment performance with 80% of mutual fund assets under management (“AUM”) ranked in the 1st or 2nd quartiles over the past five years. AM also increased average loan balances by 8% in 2015.
In 2015, the Firm continued to adapt its strategy and financial architecture toward meeting regulatory and capital requirements and the changing banking landscape, while serving its clients and customers, investing in its businesses, and delivering strong returns to its shareholders. Importantly, the Firm exceeded all of its 2015 financial targets including those related to balance sheet optimization and managing its capital, its GSIB surcharge and expense. On capital, the Firm exceeded its capital target of reaching Basel III Fully Phased-In Advanced and Standardized CET1 ratios of approximately 11%, ending the year with estimated Basel III Advanced Fully Phased-in CET1 capital and ratio of $173.2 billion and 11.6%, respectively. The Firm also exceeded its target of reducing its GSIB capital surcharge, ending the year at an estimated 3.5% GSIB surcharge, achieved through a combination of reducing wholesale non-operating deposits, level 3 assets and derivative notionals.
The Firm’s fully phased-in supplementary leverage ratio (“SLR”) was 6.5% and JPMorgan Chase Bank, N.A.’s fully phased-in SLR was 6.6%. The Firm was also compliant with the fully phased-in U.S. liquidity coverage ratio (“LCR”) and had $496 billion of HQLA as of year-end 2015.
The Firm’s tangible book value per share was $48.13, an increase of 8% from the prior year. Total stockholders’ equity was $247.6 billion at December 31, 2015.
Tangible book value per share and each of these Basel III Advanced Fully Phased-In measures are non-GAAP financial measures; they are used by management, bank regulators, investors and analysts to assess and monitor the Firm’s capital position and liquidity. For further discussion of Basel III Advanced Fully Phased-in measures and the SLR under the U.S. final SLR rule, see Capital Management on pages 149–158, and for further discussion of LCR and HQLA, see Liquidity Risk Management on pages 159–164.

The Firm provided credit to and raised capital of $2.0 trillion for its clients during 2015. This included $705 billion of credit to corporations, $233 billion of credit to consumers, and $22 billion to U.S. small businesses. During 2015, the Firm also raised $1.0 trillion of capital for clients. Additionally, $68 billion of credit was provided to, and capital was raised for, nonprofit and government entities, including states, municipalities, hospitals and universities.
The Firm has substantially completed its business simplification agenda, exiting businesses, products or clients that were non-core, not at scale or not returning the appropriate level of return in order to focus on core activities for its core clients and reduce risk to the Firm. While the business simplification initiative impacted revenue growth in 2015, it did not have a meaningful impact on the Firm’s profitability. The Firm continues to focus on streamlining, simplifying and centralizing operational functions and processes in order to attain more consistencies and efficiencies across the Firm. To that end, the Firm continues to make progress on simplifying its legal entity structure, streamlining its Global Technology function, rationalizing its use of vendors, and optimizing its real estate location strategy.

70	JPMorgan Chase & Co./2015 Annual Report

Business outlook
These current expectations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. These risks and uncertainties could cause the Firm’s actual results to differ materially from those set forth in such forward-looking statements. See Forward-Looking Statements on page 173 and the Risk Factors section on pages 8–18.
Business Outlook
JPMorgan Chase’s outlook for the full-year 2016 should be viewed against the backdrop of the global and U.S. economies, financial markets activity, the geopolitical environment, the competitive environment, client activity levels, and regulatory and legislative developments in the U.S. and other countries where the Firm does business. Each of these inter-related factors will affect the performance of the Firm and its lines of business. The Firm expects it will continue to make appropriate adjustments to its businesses and operations in response to ongoing developments in the legal and regulatory, as well as business and economic, environment in which it operates.
In the first quarter of 2016, management expects net interest income and net interest margin to be relatively flat when compared with the fourth quarter of 2015. During 2016, if there are no changes in interest rates, management expects net interest income could be approximately $2 billion higher than in 2015, reflecting the Federal Reserve’s rate increase in December 2015 and loan growth.
Management expects core loan growth of approximately 10%-15% in 2016 as well as continued growth in retail deposits which are anticipated to lead to the Firm’s balance sheet growing to approximately $2.45 trillion in 2016.
Management also expects managed noninterest revenue of approximately $50 billion in 2016, a decrease from 2015, primarily driven by lower Card revenue reflecting renegotiated co-brand partnership agreements and lower revenue in Mortgage Banking.
The Firm continues to experience charge-offs at levels lower than its through-the-cycle expectations reflecting favorable credit trends across the consumer and wholesale portfolios, excluding Oil & Gas. Management expects total net charge-offs of up to approximately $4.75 billion in 2016. Based on the changes in market expectations for oil prices since year-end 2015, management believes reserves during the first quarter of 2016 could increase by approximately $500 million for Oil & Gas, and by approximately $100 million for Metals & Mining.

The Firm continues to take a disciplined approach to managing its expenses, while investing in growth and innovation. The Firm intends to leverage its scale and improve its operating efficiencies, in order to reinvest its expense savings in additional technology and marketing investments and fund other growth initiatives. As a result, Firmwide adjusted expense in 2016 is expected to be approximately $56 billion (excluding Firmwide legal expense).
Additionally, the Firm will continue to adapt its capital assessment framework to review businesses and client relationships against multiple binding constraints, including GSIB and other applicable capital requirements, imposing internal limits on business activities to align or optimize the Firm’s balance sheet and risk-weighted assets (“RWA”) with regulatory requirements in order to ensure that business activities generate appropriate levels of shareholder value.
During 2016, the Firm expects the CET1 capital ratio calculated under the Basel III Standardized Approach to become its binding constraint. As a result of the anticipated growth in the balance sheet, management anticipates that the Firm will have, over time, $1.55 trillion in Standardized risk weighted assets, and is expecting that, over the next several years, its Basel III CET1 capital ratio will be between 11% and 12.5%. In the longer term, management expects to maintain a minimum Basel III CET1 ratio of 11%. It is the Firm’s current intention that the Firm’s capital ratios continue to exceed regulatory minimums as they are fully implemented in 2019 and thereafter. Likewise, the Firm will be evolving its funding framework to ensure it meets the current and proposed more stringent regulatory liquidity rules, including those relating to the availability of adequate Total Loss Absorbing Capacity (“TLAC”).
In Mortgage Banking within CCB, management expects noninterest revenue to decline by approximately $700 million in 2016 as servicing balances continue to decline from year-end 2015 levels. The Card net charge-off rate is expected to be approximately 2.5% in 2016.
In CIB, management expects Investment Banking revenue in the first quarter of 2016 to be approximately 25% lower than the prior year first quarter, driven by current market conditions in the underwriting businesses. In addition, Markets revenue to date in the first quarter of 2016 is down approximately 20%, when compared to a particularly strong period in the prior year and reflecting the current challenging market conditions. Prior year Markets revenue was positively impacted by macroeconomic events, including the Swiss franc decoupling from the Euro. Actual Markets revenue results for the first quarter will continue to be affected by market conditions, which can be volatile. In Securities Services, management expects revenue of approximately $875 million in the first quarter of 2016.

JPMorgan Chase & Co./2015 Annual Report	71

Management’s discussion and analysis

CONSOLIDATED RESULTS OF OPERATIONS
The following section of the MD&A provides a comparative discussion of JPMorgan Chase’s Consolidated Results of Operations on a reported basis for the three-year period ended December 31, 2015. Factors that relate primarily to a single business segment are discussed in more detail within that business segment. For a discussion of the Critical Accounting Estimates Used by the Firm that affect the Consolidated Results of Operations, see pages 165–169.

Revenue
Year ended December 31,
(in millions)	2015	2014	2013
Investment banking fees	$6,751	$6,542	$6,354
Principal transactions	10,408	10,531	10,141
Lending- and deposit-related fees	5,694	5,801	5,945
Asset management, administration and commissions	15,509	15,931	15,106
Securities gains	202	77	667
Mortgage fees and related income	2,513	3,563	5,205
Card income	5,924	6,020	6,022
Other income(a)	3,032	3,013	4,608
Noninterest revenue	50,033	51,478	54,048
Net interest income	43,510	43,634	43,319
Total net revenue	$93,543	$95,112	$97,367

(a)	Included operating lease income of $2.1 billion, $1.7 billion and $1.5 billion for the years ended December 31, 2015, 2014 and 2013, respectively.

2015 compared with 2014
Total net revenue for 2015 was down by 2% compared with the prior year, predominantly driven by lower Corporate private equity gains, lower CIB revenue reflecting the impact of business simplification initiatives, and lower CCB Mortgage Banking revenue. These decreases were partially offset by a benefit from a legal settlement in Corporate, and higher operating lease income, predominantly in CCB.
Investment banking fees increased from the prior year, reflecting higher advisory fees, partially offset by lower equity and debt underwriting fees. The increase in advisory fees was driven by a greater share of fees for completed transactions as well as growth in industry-wide fee levels. The decrease in equity underwriting fees resulted from lower industry-wide issuance, and the decrease in debt underwriting fees resulted primarily from lower loan syndication and bond underwriting fees on lower industry-wide fee levels. For additional information on investment banking fees, see CIB segment results on pages 94–98 and Note 7.
Principal transactions revenue decreased from the prior year, reflecting lower private equity gains in Corporate driven by lower valuation gains and lower net gains on sales as the Firm exits this non-core business. The decrease was partially offset by higher client-driven market-making revenue, particularly in foreign exchange, interest rate and equity-related products in CIB, as well as a gain of approximately $160 million on CCB’s investment in Square, Inc. upon its initial public offering. For additional information, see CIB and Corporate segment results on pages 94–98 and pages 105–106, respectively, and Note 7.
Asset management, administration and commissions revenue decreased compared with the prior year, largely as a result of lower fees in CIB and lower performance fees in AM. The decrease was partially offset by higher asset management fees as a result of net client inflows into assets under management and the impact of higher average market levels in AM and CCB. For additional information, see the segment discussions of CIB and AM on pages 94–98 and pages 102–104, respectively, and Note 7.
Mortgage fees and related income decreased compared with the prior year, reflecting lower servicing revenue largely as a result of lower average third-party loans serviced, and lower net production revenue reflecting a lower repurchase benefit. For further information on mortgage fees and related income, see the segment discussion of CCB on pages 85–93 and Notes 7 and 17.
For information on lending- and deposit-related fees, see the segment results for CCB on pages 85–93, CIB on pages 94–98, and CB on pages 99–101 and Note 7; securities gains, see the Corporate segment discussion on pages 105–106; and card income, see CCB segment results on pages 85–93.
Other income was relatively flat compared with the prior year, reflecting a $514 million benefit from a legal settlement in Corporate, higher operating lease income as a result of growth in auto operating lease assets in CCB, and the absence of losses related to the exit of non-core portfolios in Card. These increases were offset by the impact of business simplification in CIB; the absence of a benefit recognized in 2014 from a franchise tax settlement; and losses related to the accelerated amortization of cash flow hedges associated with the exit of certain non-operating deposits.
Net interest income was relatively flat compared with the prior year, as lower loan yields, lower investment securities net interest income, and lower trading asset balance and yields were offset by higher average loan balances and lower interest expense on deposits. The Firm’s average interest-earning assets were $2.1 trillion in 2015, and the net interest yield on these assets, on a fully taxable-equivalent (“FTE”) basis, was 2.14%, a decrease of 4 basis points from the prior year.
2014 compared with 2013
Total net revenue for 2014 was down by 2% compared with the prior year, predominantly due to lower mortgage fees and related income and lower other income. The decrease was partially offset by higher asset management, administration and commissions revenue.
Investment banking fees increased compared with the prior year, due to higher advisory and equity underwriting fees, largely offset by lower debt underwriting fees. The increase

72	JPMorgan Chase & Co./2015 Annual Report

in advisory fees was driven by the combined impact of a greater share of fees for completed transactions, and growth in industry-wide fees. The increase in equity underwriting fees was driven by higher industry-wide issuance. The decrease in debt underwriting fees was primarily related to lower bond underwriting fees compared with the prior year, and lower loan syndication fees on lower industry-wide fees.
Principal transactions revenue increased as the prior year included a $1.5 billion loss related to the implementation of the funding valuation adjustment (“FVA”) framework for over-the-counter (“OTC”) derivatives and structured notes. Private equity gains increased as a result of higher net gains on sales. These increases were partially offset by lower fixed income markets revenue in CIB, primarily driven by credit-related and rates products, as well as the impact of business simplification initiatives.
Lending- and deposit-related fees decreased compared
with the prior year, reflecting the impact of business simplification initiatives and lower trade finance revenue in CIB.
Asset management, administration and commissions revenue increased compared with the prior year, reflecting higher asset management fees driven by net client inflows and higher market levels in AM and CCB. The increase was offset partially by lower commissions and other fee revenue in CCB as a result of the exit of a non-core product in 2013.
Securities gains decreased compared with the prior year, reflecting lower repositioning activity related to the Firm’s investment securities portfolio.
Mortgage fees and related income decreased compared with the prior year, predominantly due to lower net production revenue driven by lower volumes due to higher mortgage interest rates, and tighter margins. The decline in net production revenue was partially offset by a lower loss on the risk management of mortgage servicing rights (“MSRs”).
Card income was relatively flat compared with the prior year, but included higher net interchange income due to growth in credit and debit card sales volume, offset by higher amortization of new account origination costs.
Other income decreased from the prior year, predominantly from the absence of two significant items recorded in Corporate in 2013: gains of $1.3 billion and $493 million from sales of Visa shares and One Chase Manhattan Plaza, respectively. Lower valuations of seed capital investments in AM and losses related to the exit of non-core portfolios in Card also contributed to the decrease. These items were partially offset by higher auto lease income as a result of growth in auto lease volume, and a benefit from a tax settlement.

Net interest income increased slightly from the prior year, predominantly reflecting higher yields on investment securities, the impact of lower interest expense from lower rates, and higher average loan balances. The increase was partially offset by lower yields on loans due to the run-off of higher-yielding loans and new originations of lower-yielding loans, and lower average interest-earning trading asset balances. The Firm’s average interest-earning assets were $2.0 trillion, and the net interest yield on these assets, on a FTE basis, was 2.18%, a decrease of 5 basis points from the prior year.

Provision for credit losses
Year ended December 31,
(in millions)	2015	2014	2013
Consumer, excluding credit card	$(81)	$419	$(1,871)
Credit card	3,122	3,079	2,179
Total consumer	3,041	3,498	308
Wholesale	786	(359)	(83)
Total provision for credit losses	$3,827	$3,139	$225
2015 compared with 2014
The provision for credit losses increased from the prior year as a result of an increase in the wholesale provision, largely reflecting the impact of downgrades in the Oil & Gas portfolio. The increase was partially offset by a decrease in the consumer provision, reflecting lower net charge-offs due to continued discipline in credit underwriting, as well as improvement in the economy driven by increasing home prices and lower unemployment levels. The increase was partially offset by a lower reduction in the allowance for loan losses. For a more detailed discussion of the credit portfolio and the allowance for credit losses, see the segment discussions of CCB on pages 85–93, CB on pages 99–101, and the Allowance For Credit Losses on pages 130–132.
2014 compared with 2013
The provision for credit losses increased by $2.9 billion from the prior year as result of a lower benefit from reductions in the consumer allowance for loan losses, partially offset by lower net charge-offs. The consumer allowance reduction in 2014 was primarily related to the consumer, excluding credit card, portfolio and reflected the continued improvement in home prices and delinquencies in the residential real estate portfolio. The wholesale provision reflected a continued favorable credit environment.

JPMorgan Chase & Co./2015 Annual Report	73

Management’s discussion and analysis

Noninterest expense
Year ended December 31,
(in millions)	2015	2014	2013
Compensation expense	$29,750	$30,160	$30,810
Noncompensation expense:
Occupancy	3,768	3,909	3,693
Technology, communications and equipment	6,193	5,804	5,425
Professional and outside services	7,002	7,705	7,641
Marketing	2,708	2,550	2,500
Other(a)(b)	9,593	11,146	20,398
Total noncompensation expense	29,264	31,114	39,657
Total noninterest expense	$59,014	$61,274	$70,467

(a)	Included legal expense of $3.0 billion, $2.9 billion and $11.1 billion for the years ended December 31, 2015, 2014 and 2013, respectively.

(b)	Included Federal Deposit Insurance Corporation (“FDIC”)-related expense of $1.2 billion, $1.0 billion and $1.5 billion for the years ended December 31, 2015, 2014 and 2013, respectively.
2015 compared with 2014
Total noninterest expense decreased by 4% from the prior year, as a result of lower CIB expense, predominantly reflecting the impact of business simplification; and lower CCB expense resulting from efficiencies related to declines in headcount-related expense and lower professional fees. These decreases were partially offset by investment in the businesses, including for infrastructure and controls.
Compensation expense decreased compared with the prior year, predominantly driven by lower performance-based incentives and reduced headcount, partially offset by higher postretirement benefit costs and investment in the businesses, including for infrastructure and controls.
Noncompensation expense decreased from the prior year, reflecting benefits from business simplification in CIB; lower professional and outside services expense, reflecting lower legal services expense and a reduced number of contractors in the businesses; lower amortization of intangibles; and the absence of a goodwill impairment in Corporate. These factors were partially offset by higher depreciation expense, largely associated with higher auto operating lease assets in CCB; higher marketing expense in CCB; and higher FDIC-related assessments. Legal expense was relatively flat compared with the prior year. For a further discussion of legal expense, see Note 31.

2014 compared with 2013
Total noninterest expense decreased by $9.2 billion, or 13%, from the prior year, as a result of lower other expense (in particular, legal expense) and lower compensation expense.
Compensation expense decreased compared with the prior year, predominantly driven by lower headcount in CCB Mortgage Banking, lower performance-based compensation expense in CIB, and lower postretirement benefit costs. The decrease was partially offset by investments in the businesses, including headcount for controls.
Noncompensation expense decreased compared with the prior year, due to lower other expense, predominantly reflecting lower legal expense. Lower expense for foreclosure-related matters and production and servicing-related expense in CCB Mortgage Banking, lower FDIC-related assessments, and lower amortization due to certain fully amortized intangibles, also contributed to the decline. The decrease was offset partially by investments in the businesses, including for controls, and costs related to business simplification initiatives across the Firm.

Income tax expense
Year ended December 31, (in millions, except rate)
	2015	2014	2013
Income before income tax expense	$30,702	$30,699	$26,675
Income tax expense	6,260	8,954	8,789
Effective tax rate	20.4%	29.2%	32.9%
2015 compared with 2014
The effective tax rate decreased compared with the prior year, predominantly due to the recognition in 2015 of tax benefits of $2.9 billion and other changes in the mix of income and expense subject to U.S. federal, state and local income taxes, partially offset by prior-year tax adjustments. The recognition of tax benefits in 2015 was due to the resolution of various tax audits, as well as the release of U.S. deferred taxes associated with the restructuring of certain non-U.S. entities. For further information see
Note 26.
2014 compared with 2013
The decrease in the effective tax rate from the prior year was largely attributable to the effect of the lower level of nondeductible legal-related penalties, partially offset by higher 2014 pretax income in combination with changes in the mix of income and expense subject to U.S. federal, state and local income taxes, and lower tax benefits associated with tax adjustments and the settlement of tax audits.

74	JPMorgan Chase & Co./2015 Annual Report

CONSOLIDATED BALANCE SHEETS ANALYSIS

Selected Consolidated balance sheets data
December 31, (in millions)	2015	2014	Change
Assets
Cash and due from banks	$20,490	$27,831	(26)%
Deposits with banks	340,015	484,477	(30)
Federal funds sold and securities purchased under resale agreements	212,575	215,803	(1)
Securities borrowed	98,721	110,435	(11)
Trading assets:
Debt and equity instruments	284,162	320,013	(11)
Derivative receivables	59,677	78,975	(24)
Securities	290,827	348,004	(16)
Loans	837,299	757,336	11
Allowance for loan losses	(13,555)	(14,185)	(4)
Loans, net of allowance for loan losses	823,744	743,151	11
Accrued interest and accounts receivable	46,605	70,079	(33)
Premises and equipment	14,362	15,133	(5)
Goodwill	47,325	47,647	(1)
Mortgage servicing rights	6,608	7,436	(11)
Other intangible assets	1,015	1,192	(15)
Other assets	105,572	102,098	3
Total assets	$2,351,698	$2,572,274	(9)%

Liabilities
Deposits	$1,279,715	$1,363,427	(6)
Federal funds purchased and securities loaned or sold under repurchase agreements	152,678	192,101	(21)
Commercial paper	15,562	66,344	(77)
Other borrowed funds	21,105	30,222	(30)
Trading liabilities:
Debt and equity instruments	74,107	81,699	(9)
Derivative payables	52,790	71,116	(26)
Accounts payable and other liabilities	177,638	206,939	(14)
Beneficial interests issued by consolidated variable interest entities (“VIEs”)	41,879	52,320	(20)
Long-term debt	288,651	276,379	4
Total liabilities	2,104,125	2,340,547	(10)
Stockholders’ equity	247,573	231,727	7
Total liabilities and stockholders’ equity	$2,351,698	$2,572,274	(9)%

The following is a discussion of the significant changes between December 31, 2015 and 2014.
Cash and due from banks and deposits with banks
The Firm’s excess cash is placed with various central banks, predominantly Federal Reserve Banks. The net decrease in cash and due from banks and deposits with banks was primarily due to the Firm’s actions to reduce wholesale non-operating deposits.
Securities borrowed
The decrease was largely driven by a lower demand for securities to cover short positions in CIB. For additional information, refer to Notes 3 and 13.
Trading assets–debt and equity instruments
The decrease was predominantly related to client-driven market-making activities in CIB, which resulted in lower levels of both debt and equity instruments. For additional information, refer to Note 3.
Trading assets and liabilities–derivative receivables and payables
The decrease in both receivables and payables was predominantly driven by declines in interest rate derivatives, commodity derivatives, foreign exchange derivatives and equity derivatives due to market movements, maturities and settlements related to client-driven market-making activities in CIB. For additional information, refer to Derivative contracts on pages 127–129, and Notes 3 and 6.
Securities
The decrease was largely due to paydowns and sales of
non-U.S. residential mortgage-backed securities, non-U.S. government debt securities, and non-U.S. corporate debt securities reflecting a shift to loans. For additional information related to securities, refer to the discussion in the Corporate segment on pages 105–106, and Notes 3
and 12.
Loans and allowance for loan losses
The increase in loans was attributable to an increase in consumer loans due to higher originations and retention of prime mortgages in Mortgage Banking (“MB”) and AM, and higher originations of auto loans in CCB, as well as an increase in wholesale loans driven by increased client activity, notably in commercial real estate.
The decrease in the allowance for loan losses was attributable to a lower consumer, excluding credit card, allowance for loan losses, driven by a reduction in the residential real estate portfolio allowance as a result of continued improvement in home prices and delinquencies and increased granularity in the impairment estimates. The wholesale allowance increased, largely reflecting the impact of downgrades in the Oil & Gas portfolio. For a more detailed discussion of loans and the allowance for loan losses, refer to Credit Risk Management on pages 112–132, and Notes 3, 4, 14 and 15.

JPMorgan Chase & Co./2015 Annual Report	75

Management’s discussion and analysis

Accrued interest and accounts receivable
The decrease was due to lower customer receivables related to client activity in CIB, and a reduction in unsettled securities transactions.
Mortgage servicing rights
For information on MSRs, see Note 17.
Other assets
Other assets increased modestly as a result of an increase in income tax receivables, largely associated with the resolution of certain tax audits, and higher auto operating lease assets from growth in business volume. These factors were mostly offset by lower private equity investments driven by the sale of a portion of the Private Equity business and other portfolio sales.
Deposits
The decrease was attributable to lower wholesale deposits, partially offset by higher consumer deposits. The decrease in wholesale deposits reflected the impact of the Firm’s actions to reduce non-operating deposits. The increase in consumer deposits reflected continuing positive growth from strong customer retention. For more information, refer to the Liquidity Risk Management discussion on pages 159–164; and Notes 3 and 19.
Federal funds purchased and securities loaned or sold under repurchase agreements
The decrease was due to a decline in secured financing of trading assets-debt and equity instruments in CIB and of investment securities in the Chief Investment Office (“CIO”). For additional information on the Firm’s Liquidity Risk Management, see pages 159–164.

Commercial paper
The decrease was associated with the discontinuation of a cash management product that offered customers the option of sweeping their deposits into commercial paper (“customer sweeps”), and lower issuances in the wholesale markets, consistent with Treasury’s short-term funding plans. For additional information, see Liquidity Risk Management on pages 159–164.
Accounts payable and other liabilities
The decrease was due to lower brokerage customer payables related to client activity in CIB.
Beneficial interests issued by consolidated VIEs
The decrease was predominantly due to a reduction in commercial paper issued by conduits to third parties and to maturities of certain municipal bond vehicles in CIB, as well as net maturities of credit card securitizations. For further information on Firm-sponsored VIEs and loan securitization trusts, see Off-Balance Sheet Arrangements on pages 77–78 and Note 16.
Long-term debt
The increase was due to net issuances, consistent with Treasury’s long-term funding plans. For additional information on the Firm’s long-term debt activities, see Liquidity Risk Management on pages 159–164 and Note 21.
Stockholders’ equity
The increase was due to net income and preferred stock issuances, partially offset by the declaration of cash dividends on common and preferred stock, and repurchases of common stock. For additional information on accumulated other comprehensive income/(loss) (“AOCI”), see Note 25; for the Firm’s capital actions, see Capital Management on page 157 and Notes 22, 23 and 25.

76	JPMorgan Chase & Co./2015 Annual Report

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL CASH OBLIGATIONS
In the normal course of business, the Firm enters into various contractual obligations that may require future cash payments. Certain obligations are recognized on-balance sheet, while others are off-balance sheet under accounting principles generally accepted in the U.S (“U.S. GAAP”). The Firm is involved with several types of off–balance sheet arrangements, including through nonconsolidated special-purpose entities (“SPEs”), which are a type of VIE, and through lending-related financial instruments (e.g., commitments and guarantees).
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
JPMorgan Chase uses SPEs as a source of liquidity for itself and its clients by securitizing financial assets, and by creating investment products for clients. The Firm is involved with SPEs through multi-seller conduits, investor intermediation activities, and loan securitizations. See Note 16 for further information on these types of SPEs.
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
For certain liquidity commitments to SPEs, JPMorgan Chase Bank, N.A. could be required to provide funding if its short-term credit rating were downgraded below specific levels,

primarily “P-1”, “A-1” and “F1” for Moody’s Investors Service (“Moody’s”), Standard & Poor’s and Fitch, respectively. These liquidity commitments support the issuance of asset-backed commercial paper by Firm-administered consolidated SPEs. In the event of a short-term credit rating downgrade, JPMorgan Chase Bank, N.A., absent other solutions, would be required to provide funding to the SPE if the commercial paper could not be reissued as it matured. The aggregate amounts of commercial paper outstanding held by third parties as of December 31, 2015 and 2014, was $8.7 billion and $12.1 billion, respectively. The aggregate amounts of commercial paper issued by these SPEs could increase in future periods should clients of the Firm-administered consolidated SPEs draw down on certain unfunded lending-related commitments. These unfunded lending-related commitments were $5.6 billion and $9.9 billion at December 31, 2015 and 2014, respectively. The Firm could facilitate the refinancing of some of the clients’ assets in order to reduce the funding obligation. For further information, see the discussion of Firm-administered multi-seller conduits in Note 16.
The Firm also acts as liquidity provider for certain municipal bond vehicles. The Firm’s obligation to perform as liquidity provider is conditional and is limited by certain termination events, which include bankruptcy or failure to pay by the municipal bond issuer and any credit enhancement provider, an event of taxability on the municipal bonds or the immediate downgrade of the municipal bond to below investment grade. See Note 16 for additional information.
Off–balance sheet lending-related financial instruments, guarantees, and other commitments
JPMorgan Chase provides lending-related financial instruments (e.g., commitments and guarantees) to meet the financing needs of its customers. The contractual amount of these financial instruments represents the maximum possible credit risk to the Firm should the counterparty draw upon the commitment or the Firm be required to fulfill its obligation under the guarantee, and should the counterparty subsequently fail to perform according to the terms of the contract. Most of these commitments and guarantees expire without being drawn or a default occurring. As a result, the total contractual amount of these instruments is not, in the Firm’s view, representative of its actual future credit exposure or funding requirements. For further discussion of lending-related financial instruments, guarantees and other commitments, and the Firm’s accounting for them, see Lending-related commitments on page 127 and Note 29. For a discussion of liabilities associated with loan sales and securitization-related indemnifications, see Note 29.

JPMorgan Chase & Co./2015 Annual Report	77

Management’s discussion and analysis

Contractual cash obligations
The accompanying table summarizes, by remaining maturity, JPMorgan Chase’s significant contractual cash obligations at December 31, 2015. The contractual cash obligations included in the table below reflect the minimum contractual obligation under legally enforceable contracts with terms that are both fixed and determinable. Excluded from the below table are certain liabilities with variable cash flows and/or no obligation to return a stated amount of principal at maturity.

The carrying amount of on-balance sheet obligations on the Consolidated balance sheets may differ from the minimum contractual amount of the obligations reported below. For a discussion of mortgage repurchase liabilities and other obligations, see Note 29.

Contractual cash obligations
By remaining maturity at December 31, (in millions)	2015					2014
	2016	2017-2018	2019-2020	After 2020	Total	Total
On-balance sheet obligations
Deposits(a)	$1,262,865	$5,166	$3,553	$4,555	$1,276,139	$1,361,597
Federal funds purchased and securities loaned or sold under repurchase agreements	151,433	811	3	491	152,738	192,128
Commercial paper	15,562	—	—	—	15,562	66,344
Other borrowed funds(a)	11,331	—	—	—	11,331	15,734
Beneficial interests issued by consolidated VIEs	16,389	18,480	3,093	3,130	41,092	50,200
Long-term debt(a)	45,972	82,293	59,669	92,272	280,206	262,888
Other(b)	3,659	1,201	1,024	2,488	8,372	8,355
Total on-balance sheet obligations	1,507,211	107,951	67,342	102,936	1,785,440	1,957,246
Off-balance sheet obligations
Unsettled reverse repurchase and securities borrowing agreements(c)	42,482	—	—	—	42,482	40,993
Contractual interest payments(d)	8,787	9,461	6,693	21,208	46,149	48,038
Operating leases(e)	1,668	3,094	2,388	4,679	11,829	12,441
Equity investment commitments(f)	387	—	75	459	921	1,108
Contractual purchases and capital expenditures	1,266	886	276	170	2,598	2,832
Obligations under affinity and co-brand programs	98	275	80	43	496	2,303
Total off-balance sheet obligations	54,688	13,716	9,512	26,559	104,475	107,715
Total contractual cash obligations	$1,561,899	$121,667	$76,854	$129,495	$1,889,915	$2,064,961

(a)
Excludes structured notes on which the Firm is not obligated to return a stated amount of principal at the maturity of the notes, but is obligated to return an amount based on the performance of the structured notes.

(b)	Primarily includes dividends declared on preferred and common stock, deferred annuity contracts, pension and postretirement obligations and insurance liabilities.

(c)	For further information, refer to unsettled reverse repurchase and securities borrowing agreements in Note 29.

(d)
Includes accrued interest and future contractual interest obligations. Excludes interest related to structured notes for which the Firm’s payment obligation is based on the performance of certain benchmarks.

(e)
Includes noncancelable operating leases for premises and equipment used primarily for banking purposes and for energy-related tolling service agreements. Excludes the benefit of noncancelable sublease rentals of $1.9 billion and $2.2 billion at December 31, 2015 and 2014, respectively.

(f)
At December 31, 2015 and 2014, included unfunded commitments of $50 million and $147 million, respectively, to third-party private equity funds, and $871 million and $961 million of unfunded commitments, respectively, to other equity investments.

78	JPMorgan Chase & Co./2015 Annual Report

CONSOLIDATED CASH FLOWS ANALYSIS

(in millions)	Year ended December 31,
	2015	2014	2013
Net cash provided by/(used in)
Operating activities	$73,466	$36,593	$107,953
Investing activities	106,980	(165,636)	(150,501)
Financing activities	(187,511)	118,228	28,324
Effect of exchange rate changes on cash	(276)	(1,125)	272
Net decrease in cash and due from banks	$(7,341)	$(11,940)	$(13,952)
Operating activities
JPMorgan Chase’s operating assets and liabilities support the Firm’s lending and capital markets activities, including the origination or purchase of loans initially designated as held-for-sale. Operating assets and liabilities can vary significantly in the normal course of business due to the amount and timing of cash flows, which are affected by client-driven and risk management activities and market conditions. The Firm believes cash flows from operations, available cash balances and its capacity to generate cash through secured and unsecured sources are sufficient to meet the Firm’s operating liquidity needs.
Cash provided by operating activities in 2015 resulted from a decrease in trading assets, predominantly due to client-driven market-making activities in CIB, resulting in lower levels of debt and equity securities. Additionally, cash was provided by a decrease in accounts receivable due to lower client receivables and higher net proceeds from loan sales activities. This was partially offset by cash used due to a decrease in accounts payable and other liabilities, resulting from lower brokerage customer payables related to client activity in CIB. In 2014 cash provided reflected higher net proceeds from loan securitizations and sales activities when compared with 2013. In 2013 cash provided reflected a decrease in trading assets from client-driven market-making activities in CIB, resulting in lower levels of debt securities, partially offset by net cash used in connection with loans originated or purchased for sale. Cash provided by operating activities for all periods also reflected net income after noncash operating adjustments.
Investing activities
The Firm’s investing activities predominantly include loans originated to be held for investment, the investment securities portfolio and other short-term interest-earning assets. Cash provided by investing activities during 2015 predominantly resulted from lower deposits with banks due to the Firm’s actions to reduce wholesale non-operating deposits; and net proceeds from paydowns, maturities, sales and purchases of investment securities. Partially offsetting these net inflows was cash used for net originations of consumer and wholesale loans, a portion of which reflected a shift from investment securities. Cash used in investing activities during 2014 and 2013 resulted from increases in deposits with banks, attributable to higher levels of excess funds; cash was also used for growth in wholesale and consumer loans in 2014, while in 2013 cash used reflected growth only in wholesale loans. Partially offsetting these cash outflows in 2014 and 2013 was a net decline in securities purchased under resale agreements due to a shift in the deployment of the Firm’s excess cash by Treasury, and a net decline in consumer loans in 2013 resulting from paydowns and portfolio runoff or liquidation of delinquent loans. Investing activities in 2014 and 2013 also reflected net proceeds from paydowns, maturities, sales and purchases of investment securities.
Financing activities
The Firm’s financing activities includes cash related to customer deposits, long-term debt, and preferred and common stock. Cash used in financing activities in 2015 resulted from lower wholesale deposits partially offset by higher consumer deposits. Additionally, in 2015 cash outflows were attributable to lower levels of commercial paper due to the discontinuation of a cash management product that offered customers the option of sweeping their deposits into commercial paper; lower commercial paper issuances in the wholesale markets; and a decrease in securities loaned or sold under repurchase agreements due to a decline in secured financings. Cash provided by financing activities in 2014 and 2013 predominantly resulted from higher consumer and wholesale deposits; partially offset in 2013 by a decrease in securities loaned or sold under repurchase agreements, predominantly due to changes in the mix of the Firm’s funding sources. For all periods, cash was provided by net proceeds from long-term borrowings and issuances of preferred stock; and cash was used for repurchases of common stock and cash dividends on common and preferred stock.
* * *
For a further discussion of the activities affecting the Firm’s cash flows, see Consolidated Balance Sheets Analysis on pages 75–76, Capital Management on pages 149–158, and Liquidity Risk Management on pages 159–164.

JPMorgan Chase & Co./2015 Annual Report	79

Management’s discussion and analysis

EXPLANATION AND RECONCILIATION OF THE FIRM’S USE OF NON-GAAP FINANCIAL MEASURES
The Firm prepares its Consolidated Financial Statements using U.S. GAAP; these financial statements appear on pages 176–180. That presentation, which is referred to as “reported” basis, provides the reader with an understanding of the Firm’s results that can be tracked consistently from year to year and enables a comparison of the Firm’s performance with other companies’ U.S. GAAP financial statements.
In addition to analyzing the Firm’s results on a reported basis, management reviews the Firm’s results, including the overhead ratio, and the results of the lines of business, on a “managed” basis, which are non-GAAP financial measures. The Firm’s definition of managed basis starts with the reported U.S. GAAP results and includes certain reclassifications to present total net revenue for the Firm (and each of the reportable business segments) on an FTE basis. Accordingly, revenue from investments that receive tax credits and tax-exempt securities is presented in the managed results on a basis comparable to taxable investments and securities. This non-GAAP financial measure allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources. The corresponding income tax impact related to tax-exempt items is recorded within income tax expense. These adjustments have no impact on net income as reported by the Firm as a whole or by the lines of business.

Effective January 1, 2015, the Firm adopted new accounting guidance for investments in affordable housing projects that qualify for the low-income housing tax credit, which impacted the CIB. As a result of the adoption of this new guidance, the Firm made an accounting policy election to amortize the initial cost of qualifying investments in proportion to the tax credits and other benefits received, and to present the amortization as a component of income tax expense; previously such amounts were predominantly presented in other income. The guidance was required to be applied retrospectively and, accordingly, certain prior period amounts have been revised to conform with the current period presentation. The adoption of the guidance did not materially change the Firm’s results of operations on a managed basis as the Firm had previously presented and will continue to present the revenue from such investments on an FTE basis in other income for the purposes of managed basis reporting.
Management also uses certain non-GAAP financial measures at the business-segment level, because it believes these other non-GAAP financial measures provide information to investors about the underlying operational performance and trends of the particular business segment and, therefore, facilitate a comparison of the business segment with the performance of its competitors. Non- GAAP financial measures used by the Firm may not be comparable to similarly named non-GAAP financial measures used by other companies.

The following summary table provides a reconciliation from the Firm’s reported U.S. GAAP results to managed basis.

	2015			2014			2013
Year ended December 31, (in millions, except ratios)	Reported Results	Fully taxable-equivalent adjustments(a)	Managed basis	Reported Results	Fully taxable-equivalent adjustments(a)	Managed basis	Reported Results	Fully taxable-equivalent adjustments(a)	Managed basis
Other income	$3,032	$1,980	$5,012	$3,013	$1,788	$4,801	$4,608	$1,660	$6,268
Total noninterest revenue	50,033	1,980	52,013	51,478	1,788	53,266	54,048	1,660	55,708
Net interest income	43,510	1,110	44,620	43,634	985	44,619	43,319	697	44,016
Total net revenue	93,543	3,090	96,633	95,112	2,773	97,885	97,367	2,357	99,724
Pre-provision profit	34,529	3,090	37,619	33,838	2,773	36,611	26,900	2,357	29,257
Income before income tax expense	30,702	3,090	33,792	30,699	2,773	33,472	26,675	2,357	29,032
Income tax expense	6,260	3,090	9,350	8,954	2,773	11,727	8,789	2,357	11,146
Overhead ratio	63%	NM	61%	64%	NM	63%	72%	NM	71%

(a)	Predominantly recognized in CIB and CB business segments and Corporate

80	JPMorgan Chase & Co./2015 Annual Report

Calculation of certain U.S. GAAP and non-GAAP financial measures
Certain U.S. GAAP and non-GAAP financial measures are calculated as follows:
Book value per share (“BVPS”) Common stockholders’ equity at period-end / Common shares at period-end
Overhead ratio Total noninterest expense / Total net revenue
Return on assets (“ROA”) Reported net income / Total average assets
Return on common equity (“ROE”) Net income* / Average common stockholders’ equity
Return on tangible common equity (“ROTCE”) Net income* / Average tangible common equity
Tangible book value per share (“TBVPS”) Tangible common equity at period-end / Common shares at period-end
* Represents net income applicable to common equity

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
Additionally, certain credit and capital metrics and ratios disclosed by the Firm are non-GAAP measures. For additional information on these non-GAAP measures, see Credit Risk Management on pages 112–132, and Capital Management on pages 149–158.

Tangible common equity
	Period-end		Average
	Dec 31, 2015	Dec 31, 2014	Year ended December 31,
(in millions, except per share and ratio data)			2015	2014	2013
Common stockholders’ equity	$221,505	$211,664	$215,690	$207,400	$196,409
Less: Goodwill	47,325	47,647	47,445	48,029	48,102
Less: Certain identifiable intangible assets	1,015	1,192	1,092	1,378	1,950
Add: Deferred tax liabilities(a)	3,148	2,853	2,964	2,950	2,885
Tangible common equity	$176,313	$165,678	$170,117	$160,943	$149,242

Return on tangible common equity	NA	NA	13%	13%	11%
Tangible book value per share	$48.13	$44.60	NA	NA	N/A

(a)
Represents deferred tax liabilities related to tax-deductible goodwill and to identifiable intangibles created in nontaxable transactions, which are netted against goodwill and other intangibles when calculating TCE.

JPMorgan Chase & Co./2015 Annual Report	81

Management’s discussion and analysis

Net interest income excluding markets-based activities (formerly core net interest income)
In addition to reviewing net interest income on a managed basis, management also reviews net interest income excluding CIB’s markets-based activities to assess the performance of the Firm’s lending, investing (including asset-liability management) and deposit-raising activities. The data presented below are non-GAAP financial measures due to the exclusion of CIB’s markets-based net interest income and related assets. Management believes this exclusion provides investors and analysts with another measure by which to analyze the non-markets-related business trends of the Firm and provides a comparable measure to other financial institutions that are primarily focused on lending, investing and deposit-raising activities.
Net interest income excluding CIB markets-based activities data

Year ended December 31, (in millions, except rates)	2015	2014	2013
Net interest income – managed basis(a)(b)	$44,620	$44,619	$44,016
Less: Markets-based net interest income	4,813	5,552	5,492
Net interest income excluding markets(a)	$39,807	$39,067	$38,524
Average interest-earning assets	$2,088,242	$2,049,093	$1,970,231
Less: Average markets-based interest-earning assets	493,225	510,261	504,218
Average interest-earning assets excluding markets	$1,595,017	$1,538,832	$1,466,013
Net interest yield on average interest-earning assets – managed basis	2.14%	2.18%	2.23%
Net interest yield on average markets-based interest-earning assets	0.97	1.09	1.09
Net interest yield on average interest-earning assets excluding markets	2.50%	2.54%	2.63%

(a)	Interest includes the effect of related hedging derivatives. Taxable-equivalent amounts are used where applicable.

(b)	For a reconciliation of net interest income on a reported and managed basis, see reconciliation from the Firm’s reported U.S. GAAP results to managed basis on page 80.

2015 compared with 2014
Net interest income excluding CIB’s markets-based activities increased by $740 million in 2015 to $39.8 billion, and average interest-earning assets increased by $56.2 billion to $1.6 trillion. The increase in net interest income in 2015 predominantly reflected higher average loan balances and lower interest expense on deposits. The increase was partially offset by lower loan yields and lower investment securities net interest income. The increase in average interest-earning assets largely reflected the impact of higher average deposits with banks. These changes in net interest income and interest-earning assets resulted in the net interest yield decreasing by 4 basis points to 2.50% for 2015.
2014 compared with 2013
Net interest income excluding CIB’s markets-based activities increased by $543 million in 2014 to $39.1 billion, and average interest-earning assets increased by $72.8 billion to $1.5 trillion. The increase in net interest income in 2014 predominantly reflected higher yields on investment securities, the impact of lower interest expense, and higher average loan balances. The increase was partially offset by lower yields on loans due to the run-off of higher-yielding loans and new originations of lower-yielding loans. The increase in average interest-earning assets largely reflected the impact of higher average balance of deposits with banks. These changes in net interest income and interest-earning assets resulted in the net interest yield decreasing by 9 basis points to 2.54% for 2014.

82	JPMorgan Chase & Co./2015 Annual Report

BUSINESS SEGMENT RESULTS
The Firm is managed on a line of business basis. There are four major reportable business segments – Consumer & Community Banking, Corporate & Investment Bank, Commercial Banking and Asset Management. In addition, there is a Corporate segment.

The business segments are determined based on the products and services provided, or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management. Results of these lines of business are presented on a managed basis. For a definition of managed basis, see Explanation and Reconciliation of the Firm’s use of Non-GAAP Financial Measures, on pages 80–82.

JPMorgan Chase

Consumer Businesses			Wholesale Businesses

Consumer & Community Banking			Corporate & Investment Bank		Commercial Banking	Asset Management

Consumer & Business Banking	Mortgage Banking	Card, Commerce Solutions & Auto	Banking	Markets & Investor Services	• Middle Market Banking	• Global Investment Management
• Consumer Banking/Chase Wealth Management • Business Banking	• Mortgage Production • Mortgage Servicing • Real Estate Portfolios	• Card Services – Credit Card – Commerce Solutions • Auto & Student	• Investment Banking • Treasury Services • Lending	• Fixed Income Markets	• Corporate Client Banking	• Global Wealth Management
				• Equity Markets • Securities Services • Credit Adjustments & Other	• Commercial Term Lending
• Real Estate Banking

Description of business segment reporting methodology
Results of the business segments are intended to reflect each segment as if it were essentially a stand-alone business. The management reporting process that derives business segment results allocates income and expense using market-based methodologies. The Firm periodically assesses the assumptions, methodologies and reporting classifications used for segment reporting, and further refinements may be implemented in future periods.
Revenue sharing
When business segments join efforts to sell products and services to the Firm’s clients, the participating business segments agree to share revenue from those transactions. The segment results reflect these revenue-sharing agreements.
Funds transfer pricing
Funds transfer pricing is used to allocate interest income and expense to each business and transfer the primary interest rate risk exposures to the Treasury group within Corporate. The allocation process is unique to each business segment and considers the interest rate risk, liquidity risk and regulatory requirements of that segment as if it were operating independently, and as compared with its stand-alone peers. This process is overseen by senior management and reviewed by the Firm’s Asset-Liability Committee (“ALCO”).

Preferred stock dividend allocation
As part of its funds transfer pricing process, the Firm allocates substantially all of the cost of its outstanding preferred stock to its reportable business segments, while retaining the balance of the cost in Corporate. This cost is included as a reduction to net income applicable to common equity in order to be consistent with the presentation of firmwide results.
Business segment capital allocation changes
On at least an annual basis, the Firm assesses the level of capital required for each line of business as well as the assumptions and methodologies used to allocate capital to its lines of business and updates the equity allocations to its lines of business as refinements are implemented. Each business segment is allocated capital by taking into consideration stand-alone peer comparisons, regulatory capital requirements (as estimated under Basel III Advanced Fully Phased-In rules) and economic risk. The amount of capital assigned to each business is referred to as equity.  For further information about line of business capital, see Line of business equity on page 156.
Expense allocation
Where business segments use services provided by corporate support units, or another business segment, the costs of those services are allocated to the respective business segments. The expense is generally allocated based on actual cost and use of services provided. In contrast, certain other costs related to corporate support

JPMorgan Chase & Co./2015 Annual Report	83

Management’s discussion and analysis

units, or to certain technology and operations, are not allocated to the business segments and are retained in Corporate. Expense retained in Corporate generally includes parent company costs that would not be incurred if the segments were stand-alone businesses; adjustments to align corporate support units; and other items not aligned with a particular business segment.

Segment Results – Managed Basis
The following tables summarize the business segment results for the periods indicated.

Year ended December 31,	Total net revenue			Total noninterest expense			Pre-provision profit/(loss)
(in millions)	2015	2014	2013	2015	2014	2013	2015	2014	2013
Consumer & Community Banking	$43,820	$44,368	$46,537	$24,909	$25,609	$27,842	$18,911	$18,759	$18,695
Corporate & Investment Bank	33,542	34,595	34,712	21,361	23,273	21,744	12,181	11,322	12,968
Commercial Banking	6,885	6,882	7,092	2,881	2,695	2,610	4,004	4,187	4,482
Asset Management	12,119	12,028	11,405	8,886	8,538	8,016	3,233	3,490	3,389
Corporate	267	12	(22)	977	1,159	10,255	(710)	(1,147)	(10,277)
Total	$96,633	$97,885	$99,724	$59,014	$61,274	$70,467	$37,619	$36,611	$29,257

Year ended December 31,	Provision for credit losses			Net income/(loss)			Return on equity
(in millions, except ratios)	2015	2014	2013	2015	2014	2013	2015	2014	2013
Consumer & Community Banking	$3,059	$3,520	$335	$9,789	$9,185	$11,061	18%	18%	23%
Corporate & Investment Bank	332	(161)	(232)	8,090	6,908	8,850	12	10	15
Commercial Banking	442	(189)	85	2,191	2,635	2,648	15	18	19
Asset Management	4	4	65	1,935	2,153	2,083	21	23	23
Corporate	(10)	(35)	(28)	2,437	864	(6,756)	NM	NM	NM
Total	$3,827	$3,139	$225	$24,442	$21,745	$17,886	11%	10%	9%

84	JPMorgan Chase & Co./2015 Annual Report

CONSUMER & COMMUNITY BANKING

Consumer & Community Banking serves consumers and businesses through personal service at bank branches and through ATMs, online, mobile and telephone banking. CCB is organized into Consumer & Business Banking (including Consumer Banking/Chase Wealth Management and Business Banking), Mortgage Banking (including Mortgage Production, Mortgage Servicing and Real Estate Portfolios) and Card, Commerce Solutions & Auto (“Card”). Consumer & Business Banking offers deposit and investment products and services to consumers, and lending, deposit, and cash management and payment solutions to small businesses. Mortgage Banking includes mortgage origination and servicing activities, as well as portfolios consisting of residential mortgages and home equity loans. Card issues credit cards to consumers and small businesses, offers payment processing services to merchants, and provides auto loans and leases and student loan services.

Selected income statement data
Year ended December 31,
(in millions, except ratios)	2015	2014	2013
Revenue
Lending- and deposit-related fees	$3,137	$3,039	$2,983
Asset management, administration and commissions	2,172	2,096	2,116
Mortgage fees and related income	2,511	3,560	5,195
Card income	5,491	5,779	5,785
All other income	2,281	1,463	1,473
Noninterest revenue	15,592	15,937	17,552
Net interest income	28,228	28,431	28,985
Total net revenue	43,820	44,368	46,537

Provision for credit losses	3,059	3,520	335

Noninterest expense
Compensation expense	9,770	10,538	11,686
Noncompensation expense	15,139	15,071	16,156
Total noninterest expense	24,909	25,609	27,842
Income before income tax expense	15,852	15,239	18,360
Income tax expense	6,063	6,054	7,299
Net income	$9,789	$9,185	$11,061

Financial ratios
Return on common equity	18%	18%	23%
Overhead ratio	57	58	60
Note: In the discussion and the tables which follow, CCB presents certain financial measures which exclude the impact of PCI loans; these are non-GAAP financial measures. For additional information, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures.

2015 compared with 2014
Consumer & Community Banking net income was $9.8 billion, an increase of 7% compared with the prior year, driven by lower noninterest expense and lower provision for credit losses, largely offset by lower net revenue.
Net revenue was $43.8 billion, a decrease of 1% compared with the prior year. Net interest income was $28.2 billion, down 1%, driven by spread compression, predominantly offset by higher deposit and loan balances, and improved credit quality including lower reversals of interest and fees due to lower net charge-offs in Credit Card. Noninterest revenue was $15.6 billion, down 2%, driven by lower mortgage fees and related income, predominantly offset by higher auto lease and card sales volume, and the impact of non-core portfolio exits in Card in the prior year.
The provision for credit losses was $3.1 billion, a decrease of 13% from the prior year, reflecting lower net charge-offs, partially offset by a lower reduction in the allowance for loan losses. The current-year provision reflected a $1.0 billion reduction in the allowance for loan losses, compared with a $1.3 billion reduction in the prior year.
Noninterest expense was $24.9 billion, a decrease of 3% from the prior year, driven by lower Mortgage Banking expense.
2014 compared with 2013
Consumer & Community Banking net income was $9.2 billion, a decrease of 17% compared with the prior year, due to higher provision for credit losses and lower net revenue, partially offset by lower noninterest expense.
Net revenue was $44.4 billion, a decrease of 5% compared with the prior year. Net interest income was $28.4 billion, down 2%, driven by spread compression and lower mortgage warehouse balances, largely offset by higher deposit balances in Consumer & Business Banking and higher loan balances in Credit Card. Noninterest revenue was $16.0 billion, a decrease of 9%, driven by lower mortgage fees and related income.
The provision for credit losses was $3.5 billion, compared with $335 million in the prior year. The current-year provision reflected a $1.3 billion reduction in the allowance for loan losses and total net charge-offs of $4.8 billion. The prior-year provision reflected a $5.5 billion reduction in the allowance for loan losses and total net charge-offs of $5.8 billion.
Noninterest expense was $25.6 billion, a decrease of 8% from the prior year, driven by lower Mortgage Banking expense.

JPMorgan Chase & Co./2015 Annual Report	85

Management’s discussion and analysis

Selected metrics
As of or for the year ended December 31,
(in millions, except headcount)	2015	2014	2013
Selected balance sheet data (period-end)
Total assets	$502,652	$455,634	$452,929
Trading assets – loans(a)	5,953	8,423	6,832
Loans:
Loans retained	445,316	396,288	393,351
Loans held-for-sale(b)	542	3,416	940
Total loans	445,858	399,704	394,291
Core loans	341,881	273,494	246,751
Deposits	557,645	502,520	464,412
Equity(c)	51,000	51,000	46,000
Selected balance sheet data (average)
Total assets	$472,972	$447,750	$456,468
Trading assets – loans(a)	7,484	8,040	15,603
Loans:
Loans retained	414,518	389,967	392,797
Loans held-for-sale (d)	2,062	917	209
Total loans	$416,580	$390,884	$393,006
Core loans	301,700	253,803	234,135
Deposits	530,938	486,919	453,304
Equity(c)	51,000	51,000	46,000

Headcount	127,094	137,186	151,333

(a)	Predominantly consists of prime mortgages originated with the intent to sell that are accounted for at fair value.

(b)
Included period-end credit card loans held-for-sale of $76 million, $3.0 billion and $326 million at December 31, 2015, 2014 and 2013, respectively. These amounts were excluded when calculating delinquency rates and the allowance for loan losses to period-end loans.

(c)	Equity is allocated to the sub-business segments with $5.0 billion and $3.0 billion of capital in 2015 and 2014, respectively, held at the CCB level related to legacy mortgage servicing matters.

(d)
Included average credit card loans held-for-sale of $1.6 billion, $509 million and $95 million for the years ended December 31, 2015, 2014 and 2013, respectively. These amounts are excluded when calculating the net charge-off rate.

Selected metrics
As of or for the year ended December 31,
(in millions, except ratios and where otherwise noted)	2015	2014	2013
Credit data and quality statistics
Net charge-offs(a)	$4,084	$4,773	$5,826
Nonaccrual loans(b)(c)	5,313	6,401	7,455
Nonperforming assets(b)(c)	5,635	6,872	8,109
Allowance for loan losses(a)	9,165	10,404	12,201
Net charge-off rate(a)	0.99%	1.22%	1.48%
Net charge-off rate, excluding PCI loans	1.10	1.40	1.73
Allowance for loan losses to period-end loans retained	2.06	2.63	3.10
Allowance for loan losses to period-end loans retained, excluding PCI loans(d)	1.59	2.02	2.36
Allowance for loan losses to nonaccrual loans retained, excluding credit card(b)(d)	57	58	57
Nonaccrual loans to total period-end loans, excluding credit card	1.69	2.38	2.80
Nonaccrual loans to total period-end loans, excluding credit card and PCI loans(b)	1.94	2.88	3.49
Business metrics
Number of:
Branches	5,413	5,602	5,630
ATMs	17,777	18,056	20,290
Active online customers (in thousands)(e)	39,242	36,396	33,742
Active mobile customers (in thousands)	22,810	19,084	15,629
CCB households (in millions)	57.8	57.2	56.7

(a)
Net charge-offs and the net charge-off rates excluded $208 million, $533 million, and $53 million of write-offs in the PCI portfolio for the years ended December 31, 2015, 2014 and 2013, respectively. These write-offs decreased the allowance for loan losses for PCI loans. For further information on PCI write-offs, see Allowance for Credit Losses on pages 130–132.

(b)	Excludes PCI loans. The Firm is recognizing interest income on each pool of PCI loans as all of the pools are performing.

(c)
At December 31, 2015, 2014 and 2013, nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $6.3 billion, $7.8 billion and $8.4 billion, respectively, that are 90 or more days past due; (2) student loans insured by U.S. government agencies under the Federal Family Education Loan Program (“FFELP”) of $290 million, $367 million and $428 million respectively, that are 90 or more days past due; (3) real estate owned (“REO”) insured by U.S. government agencies of $343 million, $462 million and $2.0 billion, respectively. These amounts have been excluded based upon the government guarantee.

(d)
The allowance for loan losses for PCI loans of $2.7 billion, $3.3 billion and $4.2 billion at December 31, 2015, 2014, and 2013, respectively; these amounts were also excluded from the applicable ratios.

(e)	Users of all internet browsers and mobile platforms (mobile smartphone, tablet and SMS) who have logged in within the past 90 days.

86	JPMorgan Chase & Co./2015 Annual Report

Consumer & Business Banking

Selected income statement data
As of or for the year ended December 31,
(in millions, except ratios)	2015	2014	2013
Revenue
Lending- and deposit-related fees	$3,112	$3,010	$2,942
Asset management, administration and commissions	2,097	2,025	1,815
Card income	1,721	1,605	1,495
All other income	611	534	492
Noninterest revenue	7,541	7,174	6,744
Net interest income	10,442	11,052	10,668
Total net revenue	17,983	18,226	17,412

Provision for credit losses	254	305	347

Noninterest expense	11,916	12,149	12,162
Income before income tax expense	5,813	5,772	4,903
Net income	$3,581	$3,443	$2,943
Return on common equity	30%	31%	26%
Overhead ratio	66	67	70
Equity (period-end and average)	$11,500	$11,000	$11,000
2015 compared with 2014
Consumer & Business Banking net income was $3.6 billion, an increase of 4% compared with the prior year.
Net revenue was $18.0 billion, down 1% compared with the prior year. Net interest income was $10.4 billion, down 6% due to deposit spread compression, largely offset by higher deposit balances. Noninterest revenue was $7.5 billion, up 5%, driven by higher debit card revenue, reflecting an increase in transaction volume, higher deposit-related fees as a result of an increase in customer accounts and a gain on the sale of a branch.
Noninterest expense was $11.9 billion, a decrease of 2% from the prior year, driven by lower headcount-related expense due to branch efficiencies, partially offset by higher legal expense.
2014 compared with 2013
Consumer & Business Banking net income was $3.4 billion, an increase of 17%, compared with the prior year, due to higher net revenue.
Net revenue was $18.2 billion, up 5% compared with the prior year. Net interest income was $11.1 billion, up 4% compared with the prior year, driven by higher deposit balances, largely offset by deposit spread compression. Noninterest revenue was $7.2 billion, up 6%, driven by higher investment revenue, reflecting an increase in client investment assets, higher debit card revenue, reflecting an increase in transaction volume, and higher deposit-related fees as a result of an increase in customer accounts.

Selected metrics
As of or for the year ended December 31,
(in millions, except ratios)	2015	2014	2013
Business metrics
Business banking origination volume	$6,775	$6,599	$5,148
Period-end loans	22,730	21,200	19,416
Period-end deposits:
Checking	246,448	213,049	187,182
Savings	279,897	255,148	238,223
Time and other	18,063	21,349	26,022
Total period-end deposits	544,408	489,546	451,427
Average loans	21,894	20,152	18,844
Average deposits:
Checking	226,713	198,996	176,005
Savings	269,057	249,281	229,341
Time and other	19,452	24,057	29,227
Total average deposits	515,222	472,334	434,573
Deposit margin	1.90%	2.21%	2.32%
Average assets	$41,457	$38,298	$37,174
Credit data and quality statistics
Net charge-offs	$253	$305	$337
Net charge-off rate	1.16%	1.51%	1.79%
Allowance for loan losses	$703	$703	$707
Nonperforming assets	270	286	391
Retail branch business metrics
Net new investment assets	$11,852	$16,088	$16,006
Client investment assets	218,551	213,459	188,840
% managed accounts	41%	39%	36%
Number of:
Chase Private Client locations	2,764	2,514	2,149
Personal bankers	18,041	21,039	23,588
Sales specialists	3,539	3,994	5,740
Client advisors	2,931	3,090	3,044
Chase Private Clients	441,369	325,653	215,888
Accounts (in thousands)(a)	31,342	30,481	29,437

(a)	Includes checking accounts and Chase Liquid® cards.

JPMorgan Chase & Co./2015 Annual Report	87

Management’s discussion and analysis

Mortgage Banking

Selected Financial statement data
As of or for the year ended December 31,
(in millions, except ratios)	2015	2014	2013
Revenue
Mortgage fees and related income(a)	$2,511	$3,560	$5,195
All other income	(65)	37	283
Noninterest revenue	2,446	3,597	5,478
Net interest income	4,371	4,229	4,758
Total net revenue	6,817	7,826	10,236

Provision for credit losses	(690)	(217)	(2,681)

Noninterest expense	4,607	5,284	7,602
Income before income tax expense	2,900	2,759	5,315
Net income	$1,778	$1,668	$3,211

Return on common equity	10%	9%	16%
Overhead ratio	68	68	74
Equity (period-end and average)	$16,000	$18,000	$19,500

(a)	For further information on mortgage fees and related income, see Note 17.
2015 compared with 2014
Mortgage Banking net income was $1.8 billion, an increase of 7% from the prior year, driven by lower noninterest expense and a higher benefit from the provision for credit losses, predominantly offset by lower net revenue.
Net revenue was $6.8 billion, a decrease of 13% compared with the prior year. Net interest income was $4.4 billion, an increase of 3% from the prior year, due to higher loan balances resulting from originations of high-quality loans that have been retained, partially offset by spread compression. Noninterest revenue was $2.4 billion, a decrease of 32% from the prior year. This decrease was driven by lower servicing revenue, largely as a result of lower average third-party loans serviced and lower net production revenue, reflecting a lower repurchase benefit.
The provision for credit losses was a benefit of $690 million, compared to a benefit of $217 million in the prior year, reflecting a larger reduction in the allowance for loan losses and lower net charge-offs. The current-year provision reflected a $600 million reduction in the non credit-impaired allowance for loan losses and a $375 million reduction in the purchased credit-impaired allowance for loan losses; the prior-year provision included a $400 million reduction in the non credit-impaired allowance for loan losses and a $300 million reduction in the purchased credit-impaired allowance for loan losses. These reductions were due to continued improvement in home prices and delinquencies in both periods, as well as increased granularity in the impairment estimates in the current year.
Noninterest expense was $4.6 billion, a decrease of 13% from the prior year, reflecting lower headcount-related expense and lower professional fees.

2014 compared with 2013
Mortgage Banking net income was $1.7 billion, a decrease of 48%, from the prior year, driven by a lower benefit from the provision for credit losses and lower net revenue, partially offset by lower noninterest expense.
Net revenue was $7.8 billion, a decrease of 24%, compared with the prior year. Net interest income was $4.2 billion, a decrease of 11%, driven by spread compression and lower loan balances due to portfolio runoff and lower warehouse balances. Noninterest revenue was $3.6 billion, a decrease of 34%, driven by lower net production revenue, largely reflecting lower volumes, lower servicing revenue, largely as a result of lower average third-party loans serviced, and lower revenue from an exited non-core product, largely offset by higher MSR risk management income and lower MSR asset amortization expense as a result of lower MSR asset value. See Note 17 for further information regarding changes in value of the MSR asset and related hedges, and mortgage fees and related income.
The provision for credit losses was a benefit of $217 million, compared to a benefit of $2.7 billion in the prior year, reflecting a smaller reduction in the allowance for loan losses, partially offset by lower net charge-offs. The current-year provision reflected a $400 million reduction in the non credit-impaired allowance for loan losses and $300 million reduction in the purchased credit-impaired allowance for loan losses; the prior-year provision included a $2.3 billion reduction in the non credit-impaired allowance for loan losses and a $1.5 billion reduction in the purchased credit-impaired allowance for loan losses. These reductions were due to continued improvement in home prices and delinquencies.
Noninterest expense was $5.3 billion, a decrease of 30%, from the prior year, reflecting lower headcount-related expense, the absence of non-mortgage-backed securities (“MBS”) related legal expense, lower expense on foreclosure-related matters, and lower FDIC-related expense.

Supplemental information
For the year ended December 31,
(in millions)	2015	2014	2013
Net interest income:
Mortgage Production and Mortgage Servicing	$575	$736	$887
Real Estate Portfolios	3,796	3,493	3,871
Total net interest income	$4,371	$4,229	$4,758

Noninterest expense:
Mortgage Production	$1,491	$1,644	3,083
Mortgage Servicing	2,041	2,267	2,966
Real Estate Portfolios	1,075	1,373	1,553
Total noninterest expense	$4,607	$5,284	$7,602

88	JPMorgan Chase & Co./2015 Annual Report

Selected balance sheet data
As of or for the year ended December 31,
(in millions)	2015	2014	2013
Trading assets – loans (period-end)(a)	$5,953	$8,423	$6,832
Trading assets – loans (average)(a)	7,484	8,040	15,603

Loans, excluding PCI loans
Period-end loans owned
Home equity	43,745	50,899	57,863
Prime mortgage, including option adjustable rate mortgages (“ARMs”)	134,361	80,414	65,213
Subprime mortgage	3,732	5,083	7,104
Other	398	477	551
Total period-end loans owned	182,236	136,873	130,731
Average loans owned
Home equity	47,216	54,410	62,369
Prime mortgage, including option ARMs	107,723	71,491	61,597
Subprime mortgage	4,434	6,257	7,687
Other	436	511	588
Total average loans owned	159,809	132,669	132,241

PCI loans
Period-end loans owned
Home equity	14,989	17,095	18,927
Prime mortgage	8,893	10,220	12,038
Subprime mortgage	3,263	3,673	4,175
Option ARMs	13,853	15,708	17,915
Total period-end loans owned	40,998	46,696	53,055
Average loans owned
Home equity	16,045	18,030	19,950
Prime mortgage	9,548	11,257	12,909
Subprime mortgage	3,442	3,921	4,416
Option ARMs	14,711	16,794	19,236
Total average loans owned	43,746	50,002	56,511

Total Mortgage Banking
Period-end loans owned
Home equity	58,734	67,994	76,790
Prime mortgage, including option ARMs	157,107	106,342	95,166
Subprime mortgage	6,995	8,756	11,279
Other	398	477	551
Total period-end loans owned	223,234	183,569	183,786
Average loans owned
Home equity	63,261	72,440	82,319
Prime mortgage, including option ARMs	131,982	99,542	93,742
Subprime mortgage	7,876	10,178	12,103
Other	436	511	588
Total average loans owned	203,555	182,671	188,752

(a)	Predominantly consists of prime mortgages originated with the intent to sell that are accounted for at fair value.

Credit data and quality statistics
As of or for the year ended December 31,
(in millions, except ratios)	2015	2014	2013
Net charge-offs/(recoveries), excluding PCI loans(a)
Home equity	$283	$473	$966
Prime mortgage, including option ARMs	48	28	53
Subprime mortgage	(53)	(27)	90
Other	7	9	10
Total net charge-offs/(recoveries), excluding PCI loans	285	483	1,119
Net charge-off/(recovery) rate, excluding PCI loans
Home equity	0.60%	0.87%	1.55%
Prime mortgage, including option ARMs	0.04	0.04	0.09
Subprime mortgage	(1.22)	(0.43)	1.17
Other	1.61	1.76	1.70
Total net charge-off/(recovery) rate, excluding PCI loans	0.18	0.37	0.85
Net charge-off/(recovery) rate – reported(a)
Home equity	0.45	0.65	1.17
Prime mortgage, including option ARMs	0.04	0.03	0.06
Subprime mortgage	(0.68)	(0.27)	0.74
Other	1.61	1.76	1.70
Total net charge-off/(recovery) rate – reported	0.14	0.27	0.59

30+ day delinquency rate, excluding PCI loans(b)(c)	1.57	2.61	3.55
Allowance for loan losses, excluding PCI loans	$1,588	$2,188	$2,588
Allowance for PCI loans(a)	2,742	3,325	4,158
Allowance for loan losses	4,330	5,513	6,746
Nonperforming assets(d)(e)	4,971	6,175	7,438
Allowance for loan losses to period-end loans retained	1.94%	3.01%	3.68%
Allowance for loan losses to period-end loans retained, excluding PCI loans	0.87	1.60	1.99

(a)
Net charge-offs and the net charge-off rates excluded $208 million, $533 million and $53 million of write-offs in the PCI portfolio for the years ended December 31, 2015, 2014 and 2013, respectively. These write-offs decreased the allowance for loan losses for PCI loans. For further information on PCI write-offs, see Allowance for Credit Losses on pages 130–132.

(b)
At December 31, 2015, 2014 and 2013, excluded mortgage loans insured by U.S. government agencies of $8.4 billion $9.7 billion and $9.6 billion, respectively, that are 30 or more days past due. These amounts have been excluded based upon the government guarantee. For further discussion, see Note 14 which summarizes loan delinquency information.

(c)	The 30+ day delinquency rate for PCI loans was 11.21%, 13.33% and 15.31% at December 31, 2015, 2014 and 2013, respectively.

(d)
At December 31, 2015, 2014 and 2013, nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $6.3 billion, $7.8 billion and $8.4 billion, respectively, that are 90 or more days past due and (2) REO insured by U.S. government agencies of $343 million, $462 million and $2.0 billion, respectively. These amounts have been excluded based upon the government guarantee.

(e)	Excludes PCI loans. The Firm is recognizing interest income on each pool of PCI loans as all of the pools are performing.

JPMorgan Chase & Co./2015 Annual Report	89

Management’s discussion and analysis

Business metrics
As of or for the year ended December 31,
(in billions, except ratios)	2015		2014		2013
Mortgage origination volume by channel
Retail	$36.1		$29.5		77.0
Correspondent	70.3		48.5		88.5
Total mortgage origination volume(a)	106.4		78.0		165.5

Total loans serviced (period-end)	910.1		948.8		1,017.2
Third-party mortgage loans serviced (period-end)	674.0		751.5		815.5
Third-party mortgage loans serviced (average)	715.4		784.6		837.3
MSR carrying value (period-end)	6.6		7.4		9.6
Ratio of MSR carrying value (period-end) to third-party mortgage loans serviced (period-end)	0.98%		0.98%		1.18%
Ratio of annualized loan servicing-related revenue to third-party mortgage loans serviced (average)	0.35		0.36		0.40
MSR revenue multiple(b)	2.80	x	2.72	x	2.95x

(a)	Firmwide mortgage origination volume was $115.2 billion, $83.3 billion and $176.4. billion for the years ended December 31, 2015, 2014 and 2013, respectively.

(b)
Represents the ratio of MSR carrying value (period-end) to third-party mortgage loans serviced (period-end) divided by the ratio of loan servicing-related revenue to third-party mortgage loans serviced (average).

Mortgage servicing-related matters
The financial crisis resulted in unprecedented levels of delinquencies and defaults of 1–4 family residential real estate loans. Such loans required varying degrees of loss mitigation activities. Foreclosure is usually a last resort, and accordingly, the Firm has made, and continues to make, significant efforts to help borrowers remain in their homes.
The Firm entered into various Consent Orders and settlements with federal and state governmental agencies and private parties related to mortgage servicing, origination, and residential mortgage-backed securities activities. The requirements of these Consent Orders and settlements vary, but in the aggregate, include cash compensatory payments (in addition to fines) and/or “borrower relief,” which may include principal reduction, refinancing, short sale assistance, and other specified types of borrower relief. Other obligations required under certain Consent Orders and settlements, as well as under new regulatory requirements, include enhanced mortgage servicing and foreclosure standards and processes.
On June 11, 2015, the Firm signed the Second Amended Mortgage Banking Consent Order (the “Amended OCC Consent Order”) with the Office of the Comptroller of the Currency (“OCC”), which focused on ten remaining open items from the original mortgage-servicing Consent Order entered into with the OCC in April 2011 and imposed certain business restrictions on the Firm’s mortgage banking activities. The Firm completed its work on those items, and on January 4, 2016, the OCC terminated the Amended OCC Consent Order and lifted the mortgage business restrictions. The Firm remains under the mortgage-servicing Consent Order entered into with the Board of Governors of the Federal Reserve System (“Federal Reserve”) on April 13, 2011, as amended on February 28, 2013 (the “Federal Reserve Consent Order”). The Audit Committee of the Board of Directors will provide governance and oversight of the Federal Reserve Consent Order in 2016.
The Federal Reserve Consent Order and certain other mortgage-related settlements are the subject of ongoing reporting to various regulators and independent overseers. The Firm’s compliance with certain of these settlements is detailed in periodic reports published by the independent overseers. The Firm is committed to fulfilling all of these commitments with appropriate due diligence and oversight.

90	JPMorgan Chase & Co./2015 Annual Report

Card, Commerce Solutions & Auto

Selected income statement data
As of or for the year ended December 31, (in millions, except ratios)	2015	2014	2013
Revenue
Card income	$3,769	$4,173	$4,289
All other income	1,836	993	1,041
Noninterest revenue	5,605	5,166	5,330
Net interest income	13,415	13,150	13,559
Total net revenue	19,020	18,316	18,889

Provision for credit losses	3,495	3,432	2,669

Noninterest expense(a)	8,386	8,176	8,078
Income before income tax expense	7,139	6,708	8,142
Net income	$4,430	$4,074	$4,907

Return on common equity	23%	21%	31%
Overhead ratio	44	45	43
Equity (period-end and average)	$18,500	$19,000	$15,500
Note: Chase Commerce Solutions, formerly known as Merchant Services, includes Chase Paymentech, ChaseNet and Chase Offers businesses.

(a)	Included operating lease depreciation expense of $1.4 billion, $1.2 billion and $972 million for the years ended December 31, 2015, 2014 and 2013, respectively.
2015 compared with 2014
Card net income was $4.4 billion, an increase of 9% compared with the prior year, driven by higher net revenue, partially offset by higher noninterest expense.
Net revenue was $19.0 billion, an increase of 4% compared with the prior year. Net interest income was $13.4 billion, up 2% from the prior year, driven by higher loan balances and improved credit quality including lower reversals of interest and fees due to lower net charge-offs in Credit Card and a reduction in the reserve for uncollectible interest and fees, partially offset by spread compression. Noninterest revenue was $5.6 billion, up 8% compared with the prior year, driven by higher auto lease and card sales volumes, the impact of non-core portfolio exits in the prior year and a gain on the investment in Square, Inc. upon its initial public offering, largely offset by the impact of renegotiated co-brand partnership agreements and higher amortization of new account origination costs.

The provision for credit losses was $3.5 billion, an increase of 2% compared with the prior year, reflecting a lower reduction in the allowance for loan losses, predominantly offset by lower net charge-offs. The current-year provision reflected a $51 million reduction in the allowance for loan losses, primarily due to runoff in the student loan portfolio. The prior-year provision included a $554 million reduction in the allowance for loan losses, primarily related to a decrease in the asset-specific allowance resulting from increased granularity of the impairment estimates and lower balances related to credit card loans modified in troubled debt restructurings (“TDRs”), runoff in the student loan portfolio and lower estimated losses in auto loans.
Noninterest expense was $8.4 billion, up 3% from the prior year, driven by higher auto lease depreciation and higher marketing expense, partially offset by lower legal expense.
2014 compared with 2013
Card net income was $4.1 billion, a decrease of 17%, compared with the prior year, predominantly driven by higher provision for credit losses and lower net revenue.
Net revenue was $18.3 billion, down 3% compared with the prior year. Net interest income was $13.2 billion, a decrease of 3% from the prior year, primarily driven by spread compression in Credit Card and Auto, partially offset by higher average loan balances. Noninterest revenue was $5.2 billion, down 3% from the prior year. The decrease was primarily driven by higher amortization of new account origination costs and the impact of non-core portfolio exits, largely offset by higher auto lease income and net interchange income from higher sales volume.
The provision for credit losses was $3.4 billion, compared with $2.7 billion in the prior year. The current-year provision reflected lower net charge-offs and a $554 million reduction in the allowance for loan losses. The reduction in the allowance for loan losses was primarily related to a decrease in the asset-specific allowance resulting from increased granularity of the impairment estimates and lower balances related to credit card loans modified in TDRs, runoff in the student loan portfolio, and lower estimated losses in auto loans. The prior-year provision included a $1.7 billion reduction in the allowance for loan losses.
Noninterest expense was $8.2 billion, up 1% from the prior year, primarily driven by higher auto lease depreciation expense and higher investment in controls, predominantly offset by lower intangible amortization and lower remediation costs.

JPMorgan Chase & Co./2015 Annual Report	91

Management’s discussion and analysis

Selected metrics
As of or for the year ended December 31, (in millions, except ratios and where otherwise noted)	2015	2014	2013
Selected balance sheet data (period-end)
Loans:
Credit Card	$131,463	$131,048	$127,791
Auto	60,255	54,536	52,757
Student	8,176	9,351	10,541
Total loans	$199,894	$194,935	$191,089
Auto operating lease assets	9,182	6,690	5,512
Selected balance sheet data (average)
Total assets	$206,765	$202,609	$198,265
Loans:
Credit Card	125,881	125,113	123,613
Auto	56,487	52,961	50,748
Student	8,763	9,987	11,049
Total loans	$191,131	$188,061	$185,410
Auto operating lease assets	7,807	6,106	5,102
Business metrics
Credit Card, excluding Commercial Card
Sales volume (in billions)	$495.9	$465.6	$419.5
New accounts opened	8.7	8.8	7.3
Open accounts	59.3	64.6	65.3
Accounts with sales activity	33.8	34.0	32.3
% of accounts acquired online	67%	56%	55%
Commerce Solutions
Merchant processing volume (in billions)	$949.3	$847.9	$750.1
Total transactions (in billions)	42.0	38.1	35.6
Auto
Loan and lease origination volume (in billions)	32.4	27.5	26.1

The following are brief descriptions of selected business metrics within Card, Commerce Solutions & Auto.
Card Services includes the Credit Card and Commerce Solutions businesses.
Commerce Solutions is a business that primarily processes transactions for merchants.
Total transactions – Number of transactions and authorizations processed for merchants.
Sales volume – Dollar amount of cardmember purchases, net of returns.
Open accounts – Cardmember accounts with charging privileges.
Accounts with sales activity – represents the number of cardmember accounts with a sales transaction within the past month.
Auto origination volume – Dollar amount of auto loans and leases originated.

92	JPMorgan Chase & Co./2015 Annual Report

Selected metrics
As of or for the year ended December 31, (in millions, except ratios)	2015	2014	2013
Credit data and quality statistics
Net charge-offs:
Credit Card	$3,122	$3,429	$3,879
Auto	214	181	158
Student	210	375	333
Total net charge-offs	$3,546	$3,985	$4,370
Net charge-off rate:
Credit Card(a)	2.51%	2.75%	3.14%
Auto	0.38	0.34	0.31
Student	2.40	3.75	3.01
Total net charge-off rate	1.87	2.12	2.36
Delinquency rates
30+ day delinquency rate:
Credit Card(b)	1.43	1.44	1.67
Auto	1.35	1.23	1.15
Student(c)	1.81	2.35	2.56
Total 30+ day delinquency rate	1.42	1.42	1.58
90+ day delinquency rate – Credit Card(b)	0.72	0.70	0.80
Nonperforming assets(d)	$394	$411	$280
Allowance for loan losses:
Credit Card	$3,434	$3,439	$3,795
Auto & Student	698	749	953
Total allowance for loan losses	$4,132	$4,188	$4,748
Allowance for loan losses to period-end loans:
Credit Card(b)	2.61%	2.69%	2.98%
Auto & Student	1.02	1.17	1.51
Total allowance for loan losses to period-end loans	2.07	2.18	2.49

(a)
Average credit card loans included loans held-for-sale of $1.6 billion, $509 million and $95 million for the years ended December 31, 2015, 2014 and 2013, respectively. These amounts are excluded when calculating the net charge-off rate.

(b)
Period-end credit card loans included loans held-for-sale of $76 million,$3.0 billion and $326 million at December 31, 2015, 2014 and 2013, respectively. These amounts were excluded when calculating delinquency rates and the allowance for loan losses to period-end loans.

(c)
Excluded student loans insured by U.S. government agencies under the FFELP of $526 million, $654 million and $737 million at December 31, 2015, 2014 and 2013, respectively, that are 30 or more days past due. These amounts have been excluded based upon the government guarantee.

(d)
Nonperforming assets excluded student loans insured by U.S. government agencies under the FFELP of $290 million, $367 million and $428 million at December 31, 2015, 2014 and 2013, respectively, that are 90 or more days past due. These amounts have been excluded from nonaccrual loans based upon the government guarantee.

Card Services supplemental information
Year ended December 31, (in millions, except ratios)	2015	2014	2013
Revenue
Noninterest revenue	$3,673	$3,593	$3,977
Net interest income	11,845	11,462	11,638
Total net revenue	15,518	15,055	15,615

Provision for credit losses	3,122	3,079	2,179

Noninterest expense	6,065	6,152	6,245
Income before income tax expense	6,331	5,824	7,191
Net income	$3,930	$3,547	$4,340

Percentage of average loans:
Noninterest revenue	2.92%	2.87%	3.22%
Net interest income	9.41	9.16	9.41
Total net revenue	12.33	12.03	12.63

JPMorgan Chase & Co./2015 Annual Report	93

Management’s discussion and analysis

CORPORATE & INVESTMENT BANK

The Corporate & Investment Bank, which consists of Banking and Markets & Investor Services, offers a broad suite of investment banking, market-making, prime brokerage, and treasury and securities products and services to a global client base of corporations, investors, financial institutions, government and municipal entities. Banking offers a full range of investment banking products and services in all major capital markets, including advising on corporate strategy and structure, capital-raising in equity and debt markets, as well as loan origination and syndication. Banking also includes Treasury Services, which provides transaction services, consisting of cash management and liquidity solutions. Markets & Investor Services is a global market-maker in cash securities and derivative instruments, and also offers sophisticated risk management solutions, prime brokerage, and research. Markets & Investor Services also includes Securities Services, a leading global custodian which provides custody, fund accounting and administration, and securities lending products principally for asset managers, insurance companies and public and private investment funds.

Selected income statement data
Year ended December 31,
(in millions)	2015	2014	2013
Revenue
Investment banking fees	$6,736	$6,570	$6,331
Principal transactions(a)	9,905	8,947	9,289
Lending- and deposit-related fees	1,573	1,742	1,884
Asset management, administration and commissions	4,467	4,687	4,713
All other income	1,012	1,474	1,519
Noninterest revenue	23,693	23,420	23,736
Net interest income	9,849	11,175	10,976
Total net revenue(b)	33,542	34,595	34,712

Provision for credit losses	332	(161)	(232)

Noninterest expense
Compensation expense	9,973	10,449	10,835
Noncompensation expense	11,388	12,824	10,909
Total noninterest expense	21,361	23,273	21,744
Income before income tax expense	11,849	11,483	13,200
Income tax expense	3,759	4,575	4,350
Net income	$8,090	$6,908	$8,850

(a)
Included FVA and debt valuation adjustment (“DVA”) on OTC derivatives and structured notes, measured at fair value. FVA and DVA gains/(losses) were $687 million and $468 million and $(1.9) billion for the years ended December 31, 2015, 2014 and 2013, respectively.

(b)
Included tax-equivalent adjustments, predominantly due to income tax credits related to alternative energy investments; income tax credits and amortization of the cost of investments in affordable housing projects; as well as tax-exempt income from municipal bond investments of $1.7 billion, $1.6 billion and $1.5 billion for the years ended December 31, 2015, 2014 and 2013, respectively.

Selected income statement data
Year ended December 31,
(in millions, except ratios)	2015	2014	2013
Financial ratios
Return on common equity	12%	10%	15%
Overhead ratio	64	67	63
Compensation expense as percentage of total net revenue	30	30	31
Revenue by business
Investment banking(a)	6,376	6,122	5,922
Treasury Services(b)	3,631	3,728	3,693
Lending(b)	1,461	1,547	2,147
Total Banking(a)	11,468	11,397	11,762
Fixed Income Markets(a)	12,592	14,075	15,976
Equity Markets(a)	5,694	5,044	4,994
Securities Services	3,777	4,351	4,100
Credit Adjustments & Other(c)	11	(272)	(2,120)
Total Markets & Investor Service(a)	22,074	23,198	22,950
Total net revenue	$33,542	$34,595	$34,712

(a)
Effective in 2015, Investment banking revenue (formerly Investment banking fees) incorporates all revenue associated with investment banking activities, and is reported net of investment banking revenue shared with other lines of business; previously such shared revenue had been reported in Fixed Income Markets and Equity Markets. Prior period amounts have been revised to conform with the current period presentation.

(b)	Effective in 2015, Trade Finance revenue was transferred from Treasury Services to Lending. Prior period amounts have been revised to conform with the current period presentation.

(c)
Consists primarily of credit valuation adjustments (“CVA”) managed by the credit portfolio group, and FVA and DVA on OTC derivatives and structured notes. Results are presented net of associated hedging activities and net of CVA and FVA amounts allocated to Fixed Income Markets and Equity Markets.

94	JPMorgan Chase & Co./2015 Annual Report

2015 compared with 2014
Net income was $8.1 billion, up 17% compared with $6.9 billion in the prior year. The increase primarily reflected lower income tax expenses largely reflecting the release in 2015 of U.S. deferred taxes associated with the restructuring of certain non-U.S. entities and lower noninterest expense partially offset by lower net revenue, both driven by business simplification, as well as higher provisions for credit losses.
Banking revenue was $11.5 billion, up 1% versus the prior year. Investment banking revenue was $6.4 billion, up 4% from the prior year, driven by higher advisory fees, partially offset by lower debt and equity underwriting fees. Advisory fees were $2.1 billion, up 31% on a greater share of fees for completed transactions as well as growth in the industry-wide fee levels. The Firm maintained its #2 ranking for M&A, according to Dealogic. Debt underwriting fees were $3.2 billion, down 6%, primarily related to lower bond underwriting and loan syndication fees on lower industry-wide fee levels. The Firm ranked #1 globally in fee share across high grade, high yield and loan products. Equity underwriting fees were $1.4 billion, down 9%, driven by lower industry-wide fee levels. The Firm was #1 in equity underwriting fees in 2015, up from #3 in 2014. Treasury Services revenue was $3.6 billion, down 3% compared with the prior year, primarily driven by lower net interest income. Lending revenue was $1.5 billion, down 6% from the prior year, driven by lower trade finance revenue on lower loan balances.
Markets & Investor Services revenue was $22.1 billion, down 5% from the prior year. Fixed Income Markets revenue was $12.6 billion, down 11% from the prior year, primarily driven by the impact of business simplification as well as lower revenue in credit-related products on an industry-wide slowdown, partially offset by increased revenue in Rates and Currencies & Emerging Markets on higher client activity. The lower Fixed Income revenue also reflected higher interest costs on higher long-term debt. Equity Markets revenue was $5.7 billion, up 13%, primarily driven by higher equity derivatives revenue across all regions. Securities Services revenue was $3.8 billion, down 13% from the prior year, driven by lower fees as well as lower net interest income.
The provision for credit losses was $332 million, compared to a benefit of $161 million in the prior year, reflecting a higher allowance for credit losses, including the impact of select downgrades within the Oil & Gas portfolio.
Noninterest expense was $21.4 billion, down 8% compared with the prior year, driven by the impact of business simplification as well as lower legal and compensation expenses.

2014 compared with 2013
Net income was $6.9 billion, down 22% compared with $8.9 billion in the prior year. These results primarily reflected higher noninterest expense. Net revenue was $34.6 billion, flat compared with the prior year.
Banking revenue was $11.4 billion, down 3% from the prior year. Investment banking revenue was $6.1 billion, up 3% from the prior year. The increase was driven by higher advisory and equity underwriting fees, partially offset by lower debt underwriting fees. Advisory fees were $1.6 billion, up 24% on stronger share of fees for completed transactions as well as growth in the industry-wide fee levels, according to Dealogic. Equity underwriting fees were $1.6 billion, up 5%, driven by higher industry-wide issuance. Debt underwriting fees were $3.4 billion, down 4%, primarily related to lower loan syndication fees on lower industry-wide fee levels and lower bond underwriting fees. The Firm also ranked #1 globally in fees and volumes share across high grade, high yield and loan products. The Firm maintained its #2 ranking for M&A, and improved share of fees both globally and in the U.S. compared with the prior year. Treasury Services revenue was $3.7 billion, up 1% compared with the prior year, primarily driven by higher net interest income from increased deposits, largely offset by business simplification initiatives. Lending revenue was $1.5 billion, down from $2.1 billion in the prior year, driven by losses, compared with gains in the prior periods, on securities received from restructured loans, as well as lower net interest income and lower trade finance revenue.
Markets & Investor Services revenue was $23.2 billion, up 1% from the prior year. Fixed Income Markets revenue was $14.1 billion, down 12% from the prior year, driven by lower revenues in Fixed Income primarily from credit-related and rates products as well as the impact of business simplification. Equity Markets revenue was $5.0 billion, up 1% as higher prime services revenue was partially offset by lower equity derivatives revenue. Securities Services revenue was $4.4 billion, up 6% from the prior year, primarily driven by higher net interest income on increased deposits and higher fees and commissions. Credit Adjustments & Other revenue was a loss of $272 million, driven by net CVA losses partially offset by gains, net of hedges, related to FVA/DVA. The prior year was a loss of $2.1 billion (including the FVA implementation loss of $1.5 billion and DVA losses of $452 million).
Noninterest expense was $23.3 billion, up 7% compared with the prior year as a result of higher legal expense and investment in controls. This was partially offset by lower performance-based compensation expense as well as the impact of business simplification.

JPMorgan Chase & Co./2015 Annual Report	95

Management’s discussion and analysis

Selected metrics
As of or for the year ended December 31, (in millions, except headcount)
	2015	2014	2013
Selected balance sheet data (period-end)
Assets	$748,691	$861,466	$843,248
Loans:
Loans retained(a)	106,908	96,409	95,627
Loans held-for-sale and loans at fair value	3,698	5,567	11,913
Total loans	110,606	101,976	107,540
Core Loans	110,084	100,772	101,376
Equity	62,000	61,000	56,500
Selected balance sheet data (average)
Assets	$824,208	$854,712	$859,071
Trading assets-debt and equity instruments	302,514	317,535	321,585
Trading assets-derivative receivables	67,263	64,833	70,353
Loans:
Loans retained(a)	98,331	95,764	104,864
Loans held-for-sale and loans at fair value	4,572	7,599	5,158
Total loans	102,903	103,363	110,022
Core Loans	99,231	102,604	108,199
Equity	62,000	61,000	56,500

Headcount(b)	49,067	50,965	52,082

(a)	Loans retained includes credit portfolio loans, loans held by consolidated Firm-administered multi-seller conduits, trade finance loans, other held-for-investment loans and overdrafts.

(b)
Effective in 2015, certain technology staff were transferred from CIB to CB; previously-reported headcount has been revised to conform with the current period presentation. As the related expense for these staff is not material, prior period expenses have not been revised. Prior to 2015, compensation expense related to this headcount was recorded in the CIB, with an allocation to CB (reported in noncompensation expense); commencing with 2015, such expense is recorded as compensation expense in CB and accordingly total noninterest expense related to this headcount in both CB and CIB remains unchanged.

Selected metrics
As of or for the year ended December 31, (in millions, except ratios)
	2015	2014	2013
Credit data and quality statistics
Net charge-offs/(recoveries)	$(19)	$(12)	$(78)
Nonperforming assets:
Nonaccrual loans:
Nonaccrual loans retained(a)	428	110	163
Nonaccrual loans held-for-sale and loans at fair value	10	11	180
Total nonaccrual loans	438	121	343
Derivative receivables	204	275	415
Assets acquired in loan satisfactions	62	67	80
Total nonperforming assets	704	463	838
Allowance for credit losses:
Allowance for loan losses	1,258	1,034	1,096
Allowance for lending-related commitments	569	439	525
Total allowance for credit losses	1,827	1,473	1,621
Net charge-off/(recovery) rate	(0.02)%	(0.01)%	0.07%
Allowance for loan losses to period-end loans retained	1.18	1.07	1.15
Allowance for loan losses to period-end loans retained, excluding trade finance and conduits(b)	1.88	1.82	2.02
Allowance for loan losses to nonaccrual loans retained(a)	294	940	672
Nonaccrual loans to total period-end loans	0.40	0.12	0.32

(a)	Allowance for loan losses of $177 million, $18 million and $51 million were held against these nonaccrual loans at December 31, 2015, 2014 and 2013, respectively.

(b)
Management uses allowance for loan losses to period-end loans retained, excluding trade finance and conduits, a non-GAAP financial measure, to provide a more meaningful assessment of CIB’s allowance coverage ratio.

Business metrics
	Year ended December 31,
(in millions)	2015	2014	2013
Advisory	$2,133	$1,627	$1,315
Equity underwriting	1,434	1,571	1,499
Debt underwriting	3,169	3,372	3,517
Total investment banking fees	$6,736	$6,570	$6,331

96	JPMorgan Chase & Co./2015 Annual Report

League table results – wallet share							League table results – volumes
	2015		2014		2013			2015		2014		2013
Year ended December 31,	Fee Share	Rankings	Fee Share	Rankings	Fee Share	Rankings	Year ended December 31,	Market Share	Rankings	Market Share	Rankings	Market Share	Rankings
Based on fees(a)							Based on volume(f)
Debt, equity and equity-related							Debt, equity and equity-related
Global	7.7%	#1	7.6%	#1	8.3%	#1	Global	6.8%	#1	6.8%	#1	7.3%	#1
U.S.	11.6	1	10.7	1	11.4	1	U.S.	11.3	1	11.8	1	11.9	1
Long-term debt(b)							Long-term debt(b)
Global	8.3	1	8.0	1	8.2	1	Global	6.8	1	6.7	1	7.2	1
U.S.	11.9	1	11.7	1	11.5	2	U.S.	10.8	1	11.3	1	11.8	1
Equity and equity-related							Equity and equity-related
Global(c)	7.0	1	7.1	3	8.4	2	Global(c)	7.2	3	7.5	3	8.2	2
U.S.	11.1	1	9.6	3	11.2	2	U.S.	12.4	1	11.0	2	12.1	2
M&A(d)							M&A announced(d)
Global	8.5	2	8.0	2	7.5	2	Global	30.1	3	20.5	2	24.1	2
U.S.	10.0	2	9.7	2	8.7	2	U.S.	36.7	2	25.2	3	36.9	1
Loan syndications							Loan syndications
Global	7.6	1	9.3	1	9.9	1	Global	10.5	1	12.3	1	11.6	1
U.S.	10.7	2	13.1	1	13.8	1	U.S.	16.8	#1	19.0	#1	17.8	#1
Global Investment Banking fees (a)(e)	7.9%	#1	8.0%	#1	8.5%	#1

 (a) Source: Dealogic. Reflects the ranking of revenue wallet and market share.
 (b) Long-term debt rankings include investment-grade, high-yield, supranationals, sovereigns, agencies, covered bonds, asset-backed securities (“ABS”) and MBS; and exclude money market, short-term debt, and U.S. municipal securities.
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
        each book manager/equal if joint.

Business metrics
As of or for the year ended December 31, (in millions, except where otherwise noted)	2015	2014	2013
Market risk-related revenue – trading loss days(a)	9	9	0
Assets under custody (“AUC”) by asset class (period-end) in billions:
Fixed Income	$12,042	$12,328	$11,903
Equity	6,194	6,524	6,913
Other(b)	1,707	1,697	1,669
Total AUC	$19,943	$20,549	$20,485
Client deposits and other third party liabilities (average)(c)	$395,297	$417,369	$383,667
Trade finance loans (period-end)	19,255	25,713	30,752

(a)
Market risk-related revenue is defined as the change in value of: principal transactions revenue; trading-related net interest income; brokerage commissions, underwriting fees or other revenue; and revenue from syndicated lending facilities that the Firm intends to distribute; gains and losses from DVA and FVA are excluded. Market risk-related revenue–trading loss days represent the number of days for which the CIB posted losses under this measure. The loss days determined under this measure differ from the loss days that are determined based on the disclosure of market risk-related gains and losses for the Firm in the value-at-risk (“VaR”) back-testing discussion on pages 135–137.

(b)	Consists of mutual funds, unit investment trusts, currencies, annuities, insurance contracts, options and other contracts.

(c)	Client deposits and other third party liabilities pertain to the Treasury Services and Securities Services businesses.

JPMorgan Chase & Co./2015 Annual Report	97

Management’s discussion and analysis

International metrics
Year ended December 31,
(in millions)	2015	2014	2013
Total net revenue(a)
Europe/Middle East/Africa	$10,894	$11,598	$10,689
Asia/Pacific	4,901	4,698	4,736
Latin America/Caribbean	1,096	1,179	1,340
Total international net revenue	16,891	17,475	16,765
North America	16,651	17,120	17,947
Total net revenue	$33,542	$34,595	$34,712

Loans (period-end)(a)
Europe/Middle East/Africa	$24,622	$27,155	$29,392
Asia/Pacific	17,108	19,992	22,151
Latin America/Caribbean	8,609	8,950	8,362
Total international loans	50,339	56,097	59,905
North America	56,569	40,312	35,722
Total loans	$106,908	$96,409	$95,627

Client deposits and other third-party liabilities (average)(a)
Europe/Middle East/Africa	$141,062	$152,712	$143,807
Asia/Pacific	67,111	66,933	54,428
Latin America/Caribbean	23,070	22,360	15,301
Total international	$231,243	$242,005	$213,536
North America	164,054	175,364	170,131
Total client deposits and other third-party liabilities	$395,297	$417,369	$383,667

AUC (period-end) (in billions)(a)
North America	$12,034	$11,987	$11,299
All other regions	7,909	8,562	9,186
Total AUC	$19,943	$20,549	$20,485

(a)
Total net revenue is based predominantly on the domicile of the client or location of the trading desk, as applicable. Loans outstanding (excluding loans held-for-sale and loans at fair value), client deposits and other third-party liabilities, and AUC are based predominantly on the domicile of the client.

98	JPMorgan Chase & Co./2015 Annual Report

COMMERCIAL BANKING

Commercial Banking delivers extensive industry knowledge, local expertise and dedicated service to U.S. and U.S. multinational clients, including corporations, municipalities, financial institutions and nonprofit entities with annual revenue generally ranging from $20 million to $2 billion. In addition, CB provides financing to real estate investors and owners. Partnering with the Firm’s other businesses, CB provides comprehensive financial solutions, including lending, treasury services, investment banking and asset management to meet its clients’ domestic and international financial needs.

Selected income statement data
Year ended December 31, (in millions)	2015	2014	2013
Revenue
Lending- and deposit-related fees	$944	$978	$1,033
Asset management, administration and commissions	88	92	116
All other income(a)	1,333	1,279	1,149
Noninterest revenue	2,365	2,349	2,298
Net interest income	4,520	4,533	4,794
Total net revenue(b)	6,885	6,882	7,092

Provision for credit losses	442	(189)	85

Noninterest expense
Compensation expense	1,238	1,203	1,115
Noncompensation expense	1,643	1,492	1,495
Total noninterest expense	2,881	2,695	2,610

Income before income tax expense	3,562	4,376	4,397
Income tax expense	1,371	1,741	1,749
Net income	$2,191	$2,635	$2,648

(a)	Includes revenue from investment banking products and commercial card transactions.

(b)
Total net revenue included tax-equivalent adjustments from income tax credits related to equity investments in designated community development entities that provide loans to qualified businesses in low-income communities, as well as tax-exempt income from municipal bond activities of $493 million, $462 million and $407 million for the years ended December 31, 2015, 2014 and 2013, respectively.

2015 compared with 2014
Net income was $2.2 billion, a decrease of 17% compared with the prior year, driven by a higher provision for credit losses and higher noninterest expense.
Net revenue was $6.9 billion, flat compared with the prior year. Net interest income was $4.5 billion, flat compared with the prior year, with interest income from higher loan balances offset by spread compression. Noninterest revenue was $2.4 billion, flat compared with the prior year, with higher investment banking revenue offset by lower lending-related fees.
Noninterest expense was $2.9 billion, an increase of 7% compared with the prior year, reflecting investment in controls.
The provision for credit losses was $442 million, reflecting an increase in the allowance for credit losses for Oil & Gas exposure and other select downgrades. The prior year was a benefit of $189 million.
2014 compared with 2013
Net income was $2.6 billion, flat compared with the prior year, reflecting lower net revenue and higher noninterest expense, predominantly offset by a lower provision for credit losses.
Net revenue was $6.9 billion, a decrease of 3% compared with the prior year. Net interest income was $4.5 billion, a decrease of 5%, reflecting spread compression, the absence of proceeds received in the prior year from a lending-related workout, and lower purchase discounts recognized on loan repayments, partially offset by higher loan balances. Noninterest revenue was $2.3 billion, up 2%, reflecting higher investment banking revenue, largely offset by business simplification and lower lending fees.
Noninterest expense was $2.7 billion, an increase of 3% from the prior year, largely reflecting investments in controls.

JPMorgan Chase & Co./2015 Annual Report	99

Management’s discussion and analysis

CB product revenue consists of the following:
Lending includes a variety of financing alternatives, which are primarily provided on a secured basis; collateral includes receivables, inventory, equipment, real estate or other assets. Products include term loans, revolving lines of credit, bridge financing, asset-based structures, leases, and standby letters of credit.

Treasury services includes revenue from a broad range of products and services that enable CB clients to manage payments and receipts, as well as invest and manage funds.
Investment banking includes revenue from a range of products providing CB clients with sophisticated capital-raising alternatives, as well as balance sheet and risk management tools through advisory, equity underwriting, and loan syndications. Revenue from Fixed Income and Equity Markets products used by CB clients is also included. Investment banking revenue, gross, represents total revenue related to investment banking products sold to CB clients.

Other product revenue primarily includes tax-equivalent adjustments generated from Community Development Banking activities and certain income derived from principal transactions.

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
Real Estate Banking provides full-service banking to investors and developers of institutional-grade real estate investment properties.
Other primarily includes lending and investment-related activities within the Community Development Banking business.

Selected metrics
Year ended December 31, (in millions, except ratios)	2015	2014	2013
Revenue by product
Lending(a)	$3,429	$3,358	$3,730
Treasury services(a)	2,581	2,681	2,649
Investment banking	730	684	575
Other(a)	145	159	138
Total Commercial Banking net revenue	$6,885	$6,882	$7,092

Investment banking revenue, gross	$2,179	$1,986	$1,676

Revenue by client segment
Middle Market Banking(b)	$2,742	$2,791	$3,015
Corporate Client Banking(b)	2,012	1,982	1,911
Commercial Term Lending	1,275	1,252	1,239
Real Estate Banking	494	495	561
Other	362	362	366
Total Commercial Banking net revenue	$6,885	$6,882	$7,092

Financial ratios
Return on common equity	15%	18%	19%
Overhead ratio	42	39	37

(a)
Effective in 2015, Commercial Card and Chase Commerce Solutions product revenue was transferred from Lending and Other, respectively, to Treasury Services. Prior period amounts were revised to conform with the current period presentation.

(b)
Effective in 2015, mortgage warehouse lending clients were transferred from Middle Market Banking to Corporate Client Banking. Prior period revenue, period-end loans, and average loans by client segment were revised to conform with the current period presentation.

100	JPMorgan Chase & Co./2015 Annual Report

Selected metrics (continued)
As of or for the year ended December 31, (in millions, except headcount)	2015	2014	2013
Selected balance sheet data (period-end)
Total assets	$200,700	$195,267	$190,782
Loans:
Loans retained	167,374	147,661	135,750
Loans held-for-sale and loans at fair value	267	845	1,388
Total loans	$167,641	$148,506	$137,138
Core loans	166,939	147,392	135,583
Equity	14,000	14,000	13,500

Period-end loans by client segment
Middle Market Banking(a)	$51,362	$51,009	$50,702
Corporate Client Banking(a)	31,871	25,321	22,512
Commercial Term Lending	62,860	54,038	48,925
Real Estate Banking	16,211	13,298	11,024
Other	5,337	4,840	3,975
Total Commercial Banking loans	$167,641	$148,506	$137,138

Selected balance sheet data (average)
Total assets	$198,076	$191,857	$185,776
Loans:
Loans retained	157,389	140,982	131,100
Loans held-for-sale and loans at fair value	492	782	930
Total loans	$157,881	$141,764	$132,030
Core loans	156,975	140,390	130,141
Client deposits and other third-party liabilities	191,529	204,017	198,356
Equity	14,000	14,000	13,500

Average loans by client segment
Middle Market Banking(a)	$51,303	$50,939	$50,236
Corporate Client Banking(a)	29,125	23,113	22,512
Commercial Term Lending	58,138	51,120	45,989
Real Estate Banking	14,320	12,080	9,582
Other	4,995	4,512	3,711
Total Commercial Banking loans	$157,881	$141,764	$132,030

Headcount(b)	7,845	7,426	7,016

(a)
Effective in 2015, mortgage warehouse lending clients were transferred from Middle Market Banking to Corporate Client Banking. Prior period revenue, period-end loans, and average loans by client segment were revised to conform with the current period presentation.

(b)
Effective in 2015, certain technology staff were transferred from CIB to CB; previously-reported headcount has been revised to conform with the current period presentation. As the related expense for these staff is not material, prior period expenses have not been revised. Prior to 2015, compensation expense related to this headcount was recorded in the CIB, with an allocation to CB (reported in noncompensation expense); commencing with 2015, such expense is recorded as compensation expense in CB and accordingly total noninterest expense related to this headcount in both CB and CIB remains unchanged.

Selected metrics (continued)
As of or for the year ended December 31, (in millions, except ratios)	2015	2014	2013
Credit data and quality statistics
Net charge-offs/(recoveries)	$21	$(7)	$43
Nonperforming assets
Nonaccrual loans:
Nonaccrual loans retained(a)	375	317	471
Nonaccrual loans held-for-sale and loans at fair value	18	14	43
Total nonaccrual loans	393	331	514

Assets acquired in loan satisfactions	8	10	15
Total nonperforming assets	401	341	529
Allowance for credit losses:
Allowance for loan losses	2,855	2,466	2,669
Allowance for lending-related commitments	198	165	142
Total allowance for credit losses	3,053	2,631	2,811

Net charge-off/(recovery) rate(b)	0.01%	—	0.03%
Allowance for loan losses to period-end loans retained	1.71	1.67	1.97
Allowance for loan losses to nonaccrual loans retained(a)	761	778	567
Nonaccrual loans to period-end total loans	0.23	0.22	0.37

(a)	An allowance for loan losses of $64 million, $45 million and $81 million was held against nonaccrual loans retained at December 31, 2015, 2014 and 2013, respectively.

(b)	Loans held-for-sale and loans at fair value were excluded when calculating the net charge-off/(recovery) rate.

JPMorgan Chase & Co./2015 Annual Report	101

Management’s discussion and analysis

ASSET MANAGEMENT

Asset Management, with client assets of $2.4 trillion, is a global leader in investment and wealth management. AM clients include institutions, high-net-worth individuals and retail investors in many major markets throughout the world. AM offers investment management across most major asset classes including equities, fixed income, alternatives and money market funds. AM also offers multi-asset investment management, providing solutions for a broad range of clients’ investment needs. For Global Wealth Management clients, AM also provides retirement products and services, brokerage and banking services including trusts and estates, loans, mortgages and deposits. The majority of AM’s client assets are in actively managed portfolios.

Selected income statement data
Year ended December 31, (in millions, except ratios and headcount)	2015	2014	2013
Revenue
Asset management, administration and commissions	$9,175	$9,024	$8,232
All other income	388	564	797
Noninterest revenue	9,563	9,588	9,029
Net interest income	2,556	2,440	2,376
Total net revenue	12,119	12,028	11,405

Provision for credit losses	4	4	65

Noninterest expense
Compensation expense	5,113	5,082	4,875
Noncompensation expense	3,773	3,456	3,141
Total noninterest expense	8,886	8,538	8,016

Income before income tax expense	3,229	3,486	3,324
Income tax expense	1,294	1,333	1,241
Net income	$1,935	$2,153	$2,083

Revenue by line of business
Global Investment Management	$6,301	$6,327	$5,951
Global Wealth Management	5,818	5,701	5,454
Total net revenue	$12,119	$12,028	$11,405

Financial ratios
Return on common equity	21%	23%	23%
Overhead ratio	73	71	70
Pretax margin ratio:
Global Investment Management	31	31	32
Global Wealth Management	22	27	26
Asset Management	27	29	29

Headcount	20,975	19,735	20,048

Number of client advisors	2,778	2,836	2,962

2015 compared with 2014
Net income was $1.9 billion, a decrease of 10% compared with the prior year, reflecting higher noninterest expense, partially offset by higher net revenue.
Net revenue was $12.1 billion, an increase of 1%. Net interest income was $2.6 billion, up 5%, driven by higher loan balances and spreads. Noninterest revenue was $9.6 billion, flat from last year, as net client inflows into assets under management and the impact of higher average market levels were predominantly offset by lower performance fees and the sale of Retirement Plan Services (“RPS”) in 2014.
Revenue from Global Investment Management was $6.3 billion, flat from the prior year as the sale of RPS in 2014 and lower performance fees were largely offset by net client inflows. Revenue from Global Wealth Management was $5.8 billion, up 2% from the prior year due to higher net interest income from higher loan balances and spreads and net client inflows, partially offset by lower brokerage revenue.
Noninterest expense was $8.9 billion, an increase of 4%, predominantly due to higher legal expense and investment in both infrastructure and controls.
2014 compared with 2013
Net income was $2.2 billion, an increase of 3% from the prior year, reflecting higher net revenue and lower provision for credit losses, predominantly offset by higher noninterest expense.
Net revenue was $12.0 billion, an increase of 5% from the prior year. Noninterest revenue was $9.6 billion, up 6% from the prior year due to net client inflows and the effect of higher market levels, partially offset by lower valuations of seed capital investments. Net interest income was $2.4 billion, up 3% from the prior year due to higher loan and deposit balances, largely offset by spread compression.
Revenue from Global Investment Management was $6.3 billion, up 6% due to net client inflows and the effect of higher market levels, partially offset by lower valuations of seed capital investments. Revenue from Global Wealth Management was $5.7 billion, up 5% from the prior year due to higher net interest income from loan and deposit balances and net client inflows, partially offset by spread compression and lower brokerage revenue.
Noninterest expense was $8.5 billion, an increase of 7% from the prior year as the business continues to invest in both infrastructure and controls.

102	JPMorgan Chase & Co./2015 Annual Report

AM’s lines of business consist of the following:
Global Investment Management provides comprehensive global investment services, including asset management, pension analytics, asset-liability management and active risk-budgeting strategies.
Global Wealth Management offers investment advice and wealth management, including investment management, capital markets and risk management, tax and estate planning, banking, lending and specialty-wealth advisory services.

AM’s client segments consist of the following:
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
• Percentage of mutual fund assets under management in funds rated 4- or 5-star: Mutual fund rating services rank funds based on their risk-adjusted performance over various periods. A 5-star rating is the best rating and represents the top 10% of industry-wide ranked funds. A 4-star rating represents the next 22.5% of industry-wide ranked funds. A 3-star rating represents the next 35% of industry-wide ranked funds. A 2-star rating represents the next 22.5% of industry-wide ranked funds. A 1-star rating is the worst rating and represents the bottom 10% of industry-wide ranked funds. The “overall Morningstar rating” is derived from a weighted average of the performance associated with a fund’s three-, five- and ten-year (if applicable) Morningstar Rating metrics. For U.S. domiciled funds, separate star ratings are given at the individual share class level. The Nomura “star rating” is based on three-year risk-adjusted performance only. Funds with fewer than three years of history are not rated and hence excluded from this analysis. All ratings, the assigned peer categories and the asset values used to derive this analysis are sourced from these fund rating providers mentioned in footnote (a). The data providers re-denominate the asset values into U.S. dollars. This % of AUM is based on star ratings at the share class level for U.S. domiciled funds, and at a “primary share class” level to represent the star rating of all other funds except for Japan where Nomura provides ratings at the fund level. The “primary share class”, as defined by Morningstar, denotes the share class recommended as being the best proxy for the portfolio and in most cases will be the most retail version (based upon annual management charge, minimum investment, currency and other factors). The performance data could have been different if all funds/accounts would have been included. Past performance is not indicative of future results.

• Percentage of mutual fund assets under management in funds ranked in the 1st or 2nd quartile (one, three and five years): All quartile rankings, the assigned peer categories and the asset values used to derive this analysis are sourced from the fund ranking providers mentioned in footnote (b). Quartile rankings are done on the net-of-fee absolute return of each fund. The data providers re-denominate the asset values into U.S. dollars. This % of AUM is based on fund performance and associated peer rankings at the share class level for U.S. domiciled funds, at a “primary share class” level to represent the quartile ranking of the U.K., Luxembourg and Hong Kong funds and at the fund level for all other funds. The “primary share class”, as defined by Morningstar, denotes the share class recommended as being the best proxy for the portfolio and in most cases will be the most retail version (based upon annual management charge, minimum investment, currency and other factors). Where peer group rankings given for a fund are in more than one “primary share class” territory both rankings are included to reflect local market competitiveness (applies to “Offshore Territories” and “HK SFC Authorized” funds only). The performance data could have been different if all funds/accounts would have been included. Past performance is not indicative of future results.

Selected metrics
As of or for the year ended December 31, (in millions, except ranking data and ratios)	2015	2014	2013
% of JPM mutual fund assets rated as 4- or 5-star(a)	53%	52%	49%
% of JPM mutual fund assets ranked in 1st or 2nd quartile:(b)
1 year	62	72	68
3 years	78	72	68
5 years	80	76	69

Selected balance sheet data (period-end)
Total assets	$131,451	$128,701	$122,414
Loans(c)	111,007	104,279	95,445
Core loans	111,007	104,279	95,445
Deposits	146,766	155,247	146,183
Equity	9,000	9,000	9,000

Selected balance sheet data (average)
Total assets	$129,743	$126,440	$113,198
Loans	107,418	99,805	86,066
Core loans	107,418	99,805	86,066
Deposits	149,525	150,121	139,707
Equity	9,000	9,000	9,000

Credit data and quality statistics
Net charge-offs	$12	$6	$40
Nonaccrual loans	218	218	167
Allowance for credit losses:
Allowance for loan losses	266	271	278
Allowance for lending-related commitments	5	5	5
Total allowance for credit losses	271	276	283
Net charge-off rate	0.01%	0.01%	0.05%
Allowance for loan losses to period-end loans	0.24	0.26	0.29
Allowance for loan losses to nonaccrual loans	122	124	166
Nonaccrual loans to period-end loans	0.20	0.21	0.17

(a)
Represents the “overall star rating” derived from Morningstar for the U.S., the U.K., Luxembourg, Hong Kong and Taiwan domiciled funds; and Nomura “star rating” for Japan domiciled funds. Includes only Global Investment Management retail open-ended mutual funds that have a rating. Excludes money market funds, Undiscovered Managers Fund, and Brazil and India domiciled funds.

(b)
Quartile ranking sourced from: Lipper for the U.S. and Taiwan domiciled funds; Morningstar for the U.K., Luxembourg and Hong Kong domiciled funds; Nomura for Japan domiciled funds and FundDoctor for South Korea domiciled funds. Includes only Global Investment Management retail open-ended mutual funds that are ranked by the aforementioned sources. Excludes money market funds, Undiscovered Managers Fund, and Brazil and India domiciled funds.

(c)	Included $26.6 billion, $22.1 billion and $18.9 billion of prime mortgage loans reported in the Consumer, excluding credit card, loan portfolio at December 31, 2015, 2014 and 2013, respectively.

JPMorgan Chase & Co./2015 Annual Report	103

Management’s discussion and analysis

Client assets
2015 compared with 2014
Client assets were $2.4 trillion, a decrease of 2% compared with the prior year. Assets under management were $1.7 trillion, a decrease of 1% from the prior year due to the effect of lower market levels partially offset by net inflows to long-term products.
2014 compared with 2013
Client assets were $2.4 trillion, an increase of 2% compared with the prior year. Excluding the sale of Retirement Plan Services, client assets were up 8% compared with the prior year. Assets under management were $1.7 trillion, an increase of 9% from the prior year due to net inflows to long-term products and the effect of higher market levels.

Client assets
December 31, (in billions)	2015	2014	2013
Assets by asset class
Liquidity	$464	$461	$451
Fixed income	342	359	330
Equity	353	375	370
Multi-asset and alternatives	564	549	447
Total assets under management	1,723	1,744	1,598
Custody/brokerage/ administration/deposits	627	643	745
Total client assets	$2,350	$2,387	$2,343

Memo:
Alternatives client assets(a)	172	166	158

Assets by client segment
Private Banking	$437	$428	$361
Institutional	816	827	777
Retail	470	489	460
Total assets under management	$1,723	$1,744	$1,598

Private Banking	$1,050	$1,057	$977
Institutional	824	835	777
Retail	476	495	589
Total client assets	$2,350	$2,387	$2,343

(a)	Represents assets under management, as well as client balances in brokerage accounts.

Client assets (continued)
Year ended December 31, (in billions)	2015	2014	2013
Assets under management rollforward
Beginning balance	$1,744	$1,598	$1,426
Net asset flows:
Liquidity	(1)	18	(4)
Fixed income	(7)	33	8
Equity	1	5	34
Multi-asset and alternatives	22	42	48
Market/performance/other impacts	(36)	48	86
Ending balance, December 31	$1,723	$1,744	$1,598

Client assets rollforward
Beginning balance	$2,387	$2,343	$2,095
Net asset flows	27	118	80
Market/performance/other impacts	(64)	(74)	168
Ending balance, December 31	$2,350	$2,387	$2,343

International metrics
Year ended December 31, (in billions, except where otherwise noted)	2015	2014	2013
Total net revenue (in millions)(a)
Europe/Middle East/Africa	$1,946	$2,080	$1,881
Asia/Pacific	1,130	1,199	1,133
Latin America/Caribbean	795	841	879
Total international net revenue	3,871	4,120	3,893

North America	8,248	7,908	7,512
Total net revenue	$12,119	$12,028	$11,405

Assets under management
Europe/Middle East/Africa	$302	$329	$305
Asia/Pacific	123	126	132
Latin America/Caribbean	45	46	47
Total international assets under management	470	501	484

North America	1,253	1,243	1,114
Total assets under management	$1,723	$1,744	$1,598

Client assets
Europe/Middle East/Africa	$351	$391	$367
Asia/Pacific	173	174	180
Latin America/Caribbean	110	115	117
Total international client assets	634	680	664

North America	1,716	1,707	1,679
Total client assets	$2,350	$2,387	$2,343

(a)	Regional revenue is based on the domicile of the client.

104	JPMorgan Chase & Co./2015 Annual Report

CORPORATE

The Corporate segment consists of Treasury and Chief Investment Office (“CIO”) and Other Corporate, which includes corporate staff units and expense that is centrally managed. Treasury and CIO are predominantly responsible for measuring, monitoring, reporting and managing the Firm’s liquidity, funding and structural interest rate and foreign exchange risks, as well as executing the Firm’s capital plan. The major Other Corporate units include Real Estate, Enterprise Technology, Legal, Compliance, Finance, Human Resources, Internal Audit, Risk Management, Oversight & Control, Corporate Responsibility and various Other Corporate groups. Other centrally managed expense includes the Firm’s occupancy and pension-related expenses that are subject to allocation to the businesses.

Selected income statement data
Year ended December 31, (in millions, except headcount)	2015	2014	2013
Revenue
Principal transactions	$41	$1,197	$563
Securities gains	190	71	666
All other income	569	704	1,864
Noninterest revenue	800	1,972	3,093
Net interest income(a)	(533)	(1,960)	(3,115)
Total net revenue	267	12	(22)

Provision for credit losses	(10)	(35)	(28)

Noninterest expense(b)	977	1,159	10,255
Loss before income tax benefit	(700)	(1,112)	(10,249)
Income tax benefit	(3,137)	(1,976)	(3,493)
Net income/(loss)	$2,437	$864	$(6,756)
Total net revenue
Treasury and CIO	(493)	(1,317)	(2,068)
Other Corporate (c)	760	1,329	2,046
Total net revenue	$267	$12	$(22)
Net income/(loss)
Treasury and CIO	(235)	(1,165)	(1,454)
Other Corporate (c)	2,672	2,029	(5,302)
Total net income/(loss)	$2,437	$864	$(6,756)

Selected balance sheet data (period-end)
Total assets (period-end)	$768,204	$931,206	$805,506
Loans	2,187	2,871	4,004
Core loans(d)	2,182	2,848	3,958
Headcount	29,617	26,047	20,717

(a)
Included tax-equivalent adjustments, predominantly due to tax-exempt income from municipal bond investments of $839 million, $730 million and $480 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(b)	Included legal expense of $832 million, $821 million and $10.2 billion for the years ended December 31, 2015, 2014 and 2013, respectively.

(c)
Effective in 2015, the Firm began including the results of Private Equity in the Other Corporate line within the Corporate segment. Prior period amounts have been revised to conform with the current period presentation. The Corporate segment’s balance sheets and results of operations were not impacted by this reporting change.

(d)	Average core loans were $2.5 billion, $3.3 billion and $5.2 billion for the years ended December 31, 2015, 2014 and 2013, respectively.

2015 compared with 2014
Net income was $2.4 billion, compared with net income of $864 million in the prior year.
Net revenue was $267 million, compared with $12 million in the prior year. The current year included a $514 million benefit from a legal settlement. Treasury and CIO included a benefit of approximately $178 million associated with recognizing the unamortized discount on certain debt securities which were called at par and a $173 million pretax loss primarily related to accelerated amortization of cash flow hedges associated with the exit of certain non-operating deposits. Private Equity gains were $1.2 billion lower compared with the prior year, reflecting lower valuation gains and lower net gains on sales as the Firm exits this non-core business.
Noninterest expense was $977 million, a decrease of $182 million from the prior year which had included a $276 million goodwill impairment related to the sale of a portion of the Private Equity business.
The current year reflected tax benefits of $2.6 billion predominantly from the resolution of various tax audits compared with tax benefits of $1.1 billion in the prior year.
2014 compared with 2013
Net income was $864 million, compared to a net loss of $6.8 billion in the prior year.
Net revenue was $12 million compared to a net loss of $22 million in the prior year. Current year net interest income was a loss of $2 billion compared to a loss of $3.1 billion in the prior year, primarily reflecting higher yields on investment securities. Securities gains were $71 million, compared with $659 million in the prior year, reflecting lower repositioning activity of the investment securities portfolio in the current period.
Private Equity gains were $540 million higher compared with the prior year reflecting higher net gains on sales. Prior year net revenue also included gains of $1.3 billion and $493 million on the sales of Visa shares and One Chase Manhattan Plaza, respectively.
Noninterest expense was $1.2 billion, a decrease of $9.1 billion due to a decrease in reserves for litigation and regulatory proceedings in the prior year partially offset by the impact of a $276 million goodwill impairment related to the sale of a portion of the Private Equity business.

JPMorgan Chase & Co./2015 Annual Report	105

Management’s discussion and analysis

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
Treasury and CIO achieve the Firm’s asset-liability management objectives generally by investing in high-quality securities that are managed for the longer-term as part of the Firm’s investment securities portfolio. Treasury and CIO also use derivatives to meet the Firm’s asset-liability management objectives. For further information on derivatives, see Note 6. The investment securities portfolio primarily consists of U.S. and non-U.S. government securities, agency and nonagency mortgage-backed securities, other asset-backed securities, corporate debt securities and obligations of U.S. states and municipalities. At December 31, 2015, the investment securities portfolio was $287.8 billion, and the average credit rating of the securities comprising the portfolio was AA+ (based upon external ratings where available and where not available, based primarily upon internal ratings that correspond to ratings as defined by S&P and Moody’s). See Note 12 for further information on the details of the Firm’s investment securities portfolio.
For further information on liquidity and funding risk, see Liquidity Risk Management on pages 159–164. For information on interest rate, foreign exchange and other risks, Treasury and CIO VaR and the Firm’s earnings-at-risk, see Market Risk Management on pages 133–139.

Selected income statement and balance sheet data
As of or for the year ended December 31, (in millions)	2015	2014	2013
Securities gains	$190	$71	$659
Investment securities portfolio (average) (a)	314,802	349,285	353,712
Investment securities portfolio (period–end)(b)	287,777	343,146	347,562
Mortgage loans (average)	2,501	3,308	5,145
Mortgage loans (period-end)	2,136	2,834	3,779

(a)
Average investment securities included held-to-maturity balances of $50.0 billion and $47.2 billion for the years ended December 31, 2015 and 2014 respectively. The held-to-maturity balance for full year 2013 was not material.

(b)	Period-end investment securities included held-to-maturity securities of $49.1 billion, $49.3 billion, $24.0 billion at December 31, 2015, 2014 and 2013, respectively.

Private equity portfolio information(a)

December 31, (in millions)	2015	2014	2013
Carrying value	$2,103	$5,866	$7,868
Cost	3,798	6,281	8,491

(a)
For more information on the Firm’s methodologies regarding the valuation of the Private Equity portfolio, see Note 3. For information on the sale of a portion of the Private Equity business completed on January 9, 2015, see Note 2.

2015 compared with 2014
The carrying value of the private equity portfolio at December 31, 2015 was $2.1 billion, down from $5.9 billion at December 31, 2014, driven by the sale of a portion of the Private Equity business.
2014 compared with 2013
The carrying value of the private equity portfolio at December 31, 2014 was $5.9 billion, down from $7.9 billion at December 31, 2013. The decrease in the portfolio was predominantly driven by sales of investments, partially offset by unrealized gains.

106	JPMorgan Chase & Co./2015 Annual Report

ENTERPRISE-WIDE RISK MANAGEMENT
Risk is an inherent part of JPMorgan Chase’s business activities. When the Firm extends a consumer or wholesale loan, advises customers on their investment decisions, makes markets in securities, or offers other products or services, the Firm takes on some degree of risk. The Firm’s overall objective is to manage its businesses, and the associated risks, in a manner that balances serving the interests of its clients, customers and investors and protects the safety and soundness of the Firm.
Firmwide Risk Management is overseen and managed on an enterprise-wide basis. The Firm’s approach to risk management covers a broad spectrum of risk areas, such as credit, market, liquidity, model, structural interest rate, principal, country, operational, compliance, legal, capital and reputation risk, with controls and governance established for each area, as appropriate.
The Firm believes that effective risk management requires:

•	Acceptance of responsibility, including identification and escalation of risk issues, by all individuals within the Firm;

•	Ownership of risk management within each of the lines of business and corporate functions; and

•	Firmwide structures for risk governance.

The Firm’s Operating Committee, which consists of the Firm’s Chief Executive Officer (“CEO”), Chief Risk Officer (“CRO”) and other senior executives, is responsible for developing and executing the Firm’s risk management framework. The framework is intended to provide controls and ongoing management of key risks inherent in the Firm’s business activities and create a culture of transparency, awareness and personal responsibility through reporting, collaboration, discussion, escalation and sharing of information. The Operating Committee is responsible and accountable to the Firm’s Board of Directors.
The Firm strives for continual improvement through ongoing employee training and development, as well as talent retention. The Firm follows a disciplined and balanced compensation framework with strong internal governance and independent Board oversight. The impact of risk and control issues are carefully considered in the Firm’s performance evaluation and incentive compensation processes. The Firm is also engaged in a number of activities focused on conduct risk and in regularly evaluating its culture with respect to its business principles.

JPMorgan Chase & Co./2015 Annual Report	107

Management’s discussion and analysis

The following sections outline the key risks that are inherent in the Firm’s business activities.

Risk	Definition	Select risk management metrics	Page references
Capital risk	The risk the Firm has an insufficient level and composition of capital to support the Firm’s business activities and associated risks during normal economic environments and stressed conditions.	Risk-based capital ratios; supplementary leverage ratio; stress	149–158
Compliance risk	The risk of failure to comply with applicable laws, rules, and regulations.	Various metrics related to market conduct, Bank Secrecy Act/Anti-Money Laundering (“BSA/AML”), employee compliance, fiduciary, privacy and information risk	147
Country risk	The risk that a sovereign event or action alters the value or terms of contractual obligations of obligors, counterparties and issuers or adversely affects markets related to a particular country.	Default exposure at 0% recovery; stress; risk ratings; ratings based capital limits	140–141
Credit risk	The risk of loss arising from the default of a customer, client or counterparty.	Total exposure; industry, geographic and customer concentrations; risk ratings; delinquencies; loss experience; stress	112–132
Legal risk	The risk of loss or imposition of damages, fines, penalties or other liability arising from failure to comply with a contractual obligation or to comply with laws or regulations to which the Firm is subject.	Not applicable	146
Liquidity risk
The risk that the Firm will be unable to meet its contractual and contingent obligations or that it does not have the appropriate amount, composition and tenor of funding and liquidity to support its assets.

		LCR; stress	159–164
Market risk
The risk of loss arising from potential adverse changes in the value of the Firm’s assets and liabilities resulting from changes in market variables such as interest rates, foreign exchange rates, equity prices, commodity prices, implied volatilities or credit spreads.
		VaR, stress, sensitivities	133–139
Model risk	The risk of the potential for adverse consequences from decisions based on incorrect or misused model outputs and reports.	Model status, model tier	142
Non-U.S. dollar foreign exchange (“FX”) risk	The risk that changes in foreign exchange rates affect the value of the Firm’s assets or liabilities or future results.	FX net open position (“NOP”)	139
Operational risk	The risk of loss resulting from inadequate or failed processes or systems, human factors, or due to external events that are neither market nor credit-related.	Firm-specific loss experience; industry loss experience; business environment and internal control factors (“BEICF”); key risk indicators; key control indicators; operating metrics	144–146
Principal risk	The risk of an adverse change in the value of privately-held financial assets and instruments, typically representing an ownership or junior capital position that have unique risks due to their illiquidity or for which there is less observable market or valuation data.	Carrying value, stress	143
Reputation risk	The risk that an action, transaction, investment or event will reduce trust in the Firm’s integrity or competence by our various constituents, including clients, counterparties, investors, regulators, employees and the broader public.	Not applicable	148
Structural interest rate risk
The risk resulting from the Firm’s traditional banking activities (both on- and off-balance sheet positions) arising from the extension of loans and credit facilities, taking deposits and issuing debt (collectively referred to as “non-trading activities”), and also the impact from the CIO investment securities portfolio and other related CIO and Treasury activities.
		Earnings-at-risk	138-139
Risk appetite and governance
The Firm’s overall tolerance for risk is governed by a “Risk Appetite” framework for measuring and monitoring risk. The framework measures the Firm’s capacity to take risk against stated quantitative tolerances and qualitative factors at each of the line of business (“LOB”) levels, as well as at the Firmwide level. The framework and tolerances are set and approved by the Firm’s CEO, Chief Financial Officer (“CFO”), CRO and Chief Operating Officer (“COO”). LOB-level Risk Appetite parameters and tolerances are set by the respective LOB CEO, CFO and CRO and are approved by the Firm’s CEO, CFO, CRO and COO. Quantitative risk tolerances are expressed in terms of tolerance levels for stressed net income, market risk, credit risk, liquidity risk, structural interest rate risk, operational risk and capital. Risk Appetite results are reported quarterly to the Risk Policy Committee of the Board of Directors (“DRPC”).

The Firm’s CRO is responsible for the overall direction of the Firm’s Risk Management functions and is head of the Risk Management Organization, reporting to the Firm’s CEO and DRPC. The Risk Management Organization operates independently from the revenue-generating businesses, which enables it to provide credible challenge to the businesses. The leadership team of the Risk Management Organization is aligned to the various LOBs and corporate functions as well as across the Firm for firmwide risk categories (e.g. firmwide market risk, firmwide model risk, firmwide reputation risk, etc.) producing a matrix structure with specific subject matter expertise to manage risks both within the businesses and across the Firm.
The Firm places key reliance on each of the LOBs as the first line of defense in risk governance. The LOBs are accountable for identifying and addressing the risks in their

108	JPMorgan Chase & Co./2015 Annual Report

respective businesses and for operating within a sound control environment.
In addition to the Risk Management Organization, the Firm’s control environment also includes firmwide functions like Oversight and Control, Compliance and Internal Audit.
The Firmwide Oversight and Control Group consists of dedicated control officers within each of the lines of business and corporate functions, as well as a central oversight function. The group is charged with enhancing the Firm’s control environment by looking within and across the lines of business and corporate functions to identify and remediate control issues. The group enables the Firm to detect control problems more quickly, escalate issues promptly and engage other stakeholders to understand common themes and interdependencies among the various parts of the Firm.
Each line of business is accountable for managing its compliance risk. The Firm’s Compliance Organization (“Compliance”), which is independent of the lines of business, works closely with the Operating Committee and management to provide independent review, monitoring and oversight of business operations with a focus on compliance with the legal and regulatory obligations applicable to the offering of the Firm’s products and services to clients and customers.
Internal Audit, a function independent of the businesses, Compliance and the Risk Management Organization, tests and evaluates the Firm’s risk governance and management, as well as its internal control processes. This function brings a systematic and disciplined approach to evaluating and improving the effectiveness of the Firm’s governance, risk management and internal control processes.
Risk governance structure
The independent status of the Risk Management Organization is supported by a governance structure that provides for escalation of risk issues up to senior management and the Board of Directors.

The chart below illustrates the key senior management level committees in the Firm’s risk governance structure. Other committees and forums are in place that are responsible for management and oversight of risk, although they are not shown in the chart below.

Board of Directors
Board Committees
Operating Committee
Chief Executive Officer
Line of Business CEOs
Head of Human Resources
Chief Operating Officer
Chief Risk Officer
Chief Financial Officer
General Counsel
Firmwide Asset Liability Committee (ALCO)
Firmwide Risk Committeec (FRC)
Firmwide Capital Governance Committee (CGC)
Firmwide Valuation Governance Forum (VGF)
Internal Audit
CCB Risk Committee
CIB Risk Committee
CB Risk Committee
AM Risk Committee
CTC Risk Committee
Line of Business Fiduciary Risk Committees[1]
Line of Business Reputation Risk Committees[1]
Line of Business and Corporate Function Control Committees
Firmwide Fiduciary Risk Governance Committee (FFRGC)
Firmwide Reputation Risk Governance
Firmwide Control Committee (FCC)

[1] As applicable.

The Board of Directors provides oversight of risk principally through the DRPC, Audit Committee and, with respect to compensation and other management-related matters, Compensation & Management Development Committee. Each committee of the Board oversees reputation risk issues within its scope of responsibility.

JPMorgan Chase & Co./2015 Annual Report	109

Management’s discussion and analysis

The Risk Policy Committee of the Board oversees the Firm’s global risk management framework and approves the primary risk-management policies of the Firm. The Committee’s responsibilities include oversight of management’s exercise of its responsibility to assess and manage risks of the Firm, as well as its capital and liquidity planning and analysis. Breaches in risk appetite tolerances, liquidity issues that may have a material adverse impact on the Firm and other significant risk-related matters are escalated to the Committee.
The Audit Committee of the Board assists the Board in its oversight of management’s responsibilities to assure that there is an effective system of controls reasonably designed to safeguard the assets and income of the Firm, assure the integrity of the Firm’s financial statements and maintain compliance with the Firm’s ethical standards, policies, plans and procedures, and with laws and regulations. In addition, the Audit Committee assists the Board in its oversight of the Firm’s independent registered public accounting firm’s qualifications and independence. The Independent Internal Audit Function at the Firm is headed by the General Auditor, who reports to the Audit Committee.
The Compensation & Management Development Committee assists the Board in its oversight of the Firm’s compensation programs and reviews and approves the Firm’s overall compensation philosophy, incentive compensation pools, and compensation practices consistent with key business objectives and safety and soundness. The Committee reviews Operating Committee members’ performance against their goals, and approves their compensation awards. The Committee also periodically reviews the Firm’s diversity programs and management development and succession planning, and provides oversight of the Firm’s culture and conduct programs.
Among the Firm’s senior management-level committees that are primarily responsible for key risk-related functions are:
The Firmwide Risk Committee (“FRC”) is the Firm’s highest management-level risk committee. It provides oversight of the risks inherent in the Firm’s businesses. The Committee is co-chaired by the Firm’s CEO and CRO. Members of the Committee include the Firm’s COO, CFO, Treasurer & Chief Investment Officer, and General Counsel, as well as LOB CEOs and CROs, and other senior managers from risk and control functions. This Committee serves as an escalation point for risk topics and issues raised by its members, the Line of Business Risk Committees, Firmwide Control Committee, Firmwide Fiduciary Risk Governance Committee, Firmwide Reputation Risk Governance and regional Risk Committees. The Committee escalates significant issues to the Board of Directors, as appropriate.

The Firmwide Control Committee (“FCC”) is a forum for senior management to discuss firmwide operational risks including existing and emerging issues, to monitor operational risk metrics, and to review the execution of the Operational Risk Management Framework (“ORMF”). The FCC is co-chaired by the Chief Control Officer and the Firmwide Risk Executive for Operational Risk Governance. It serves as an escalation point for the line of business, corporate functions and regional Control Committees and escalates significant issues to the FRC, as appropriate.
The Firmwide Fiduciary Risk Governance Committee (“FFRGC”) is a forum for risk matters related to the Firm’s fiduciary activities. The Committee oversees the firmwide fiduciary risk governance framework, which supports the consistent identification and escalation of fiduciary risk matters by the relevant lines of business or corporate functions responsible for managing fiduciary activities. The Committee escalates significant issues to the FRC and any other committee, as appropriate.
The Firmwide Reputation Risk Governance Group seeks to promote consistent management of reputation risk across the Firm. Its objectives are to increase visibility of reputation risk governance; promote and maintain a globally consistent governance model for reputation risk across lines of business; promote early self-identification of potential reputation risks to the Firm; and provide thought leadership on cross-line-of-business reputation risk issues. Each line of business has a separate reputation risk governance structure which includes, in most cases, one or more dedicated reputation risk committees.
Line of Business and Regional Risk Committees review the ways in which the particular line of business or the business operating in a particular region could be exposed to adverse outcomes with a focus on identifying, accepting, escalating and/or requiring remediation of matters brought to these committees. These committees may escalate to the FRC, as appropriate.
Line of Business, Corporate Function and Regional Control Committees oversee the control environment in the particular line of business or corporate function or the business operating in a particular region. They are responsible for reviewing the data indicating the quality and stability of the processes in a business or function, focusing on those processes with shortcomings and overseeing process remediation. These committees escalate to the FCC, as appropriate.

110	JPMorgan Chase & Co./2015 Annual Report

The Asset Liability Committee (“ALCO”), chaired by the Firm’s Treasurer under the direction of the COO, monitors the Firm’s balance sheet, liquidity risk and structural interest rate risk. ALCO reviews the Firm’s overall structural interest rate risk position, funding requirements and strategy, and securitization programs (and any required liquidity support by the Firm of such programs). ALCO is responsible for reviewing and approving the Firm’s Funds Transfer Pricing Policy (through which lines of business “transfer” interest rate risk to Treasury) and the Firm’s Intercompany Funding and Liquidity Policy. ALCO is also responsible for reviewing the Firm’s Contingency Funding Plan.
The Capital Governance Committee, chaired by the Head of the Regulatory Capital Management Office (under the direction of the Firm’s CFO) is responsible for reviewing the Firm’s Capital Management Policy and the principles underlying capital issuance and distribution. The Committee is also responsible for governing the capital adequacy assessment process, including overall design, assumptions and risk streams, and for ensuring that capital stress test programs are designed to adequately capture the idiosyncratic risks across the Firm’s businesses.
The Firmwide Valuation Governance Forum (“VGF”) is composed of senior finance and risk executives and is responsible for overseeing the management of risks arising from valuation activities conducted across the Firm. The VGF is chaired by the firmwide head of the Valuation Control function (under the direction of the Firm’s CFO), and includes sub-forums covering the Corporate & Investment Bank, Consumer & Community Banking, Commercial Banking, Asset Management and certain corporate functions, including Treasury and Chief Investment Office.

In addition, the JPMorgan Chase Bank, N.A. Board of Directors is responsible for the oversight of management of the Bank. The JPMorgan Chase Bank, N.A. Board accomplishes this function acting directly and through the principal standing committees of the Firm’s Board of Directors. Risk oversight on behalf of JPMorgan Chase Bank N.A. is primarily the responsibility of the DRPC and Audit Committee of the Firm’s Board of Directors and, with respect to compensation and other management-related matters, the Compensation & Management Development Committee of the Firm’s Board of Directors.
Risk measurement
The Firm has a broad spectrum of risk management metrics, as appropriate for each risk category (refer to the table on key risks included on page 108). Additionally, the Firm is exposed to certain potential low-probability, but plausible and material, idiosyncratic risks that are not well-captured by its other existing risk analysis and reporting for credit, market, and other risks. These idiosyncratic risks may arise in a number of ways, such as changes in legislation, an unusual combination of market events, or specific counterparty events. The Firm has a process intended to identify these risks in order to allow the Firm to monitor vulnerabilities that are not adequately covered by its other standard risk measurements.

JPMorgan Chase & Co./2015 Annual Report	111

Management’s discussion and analysis

CREDIT RISK MANAGEMENT
Credit risk is the risk of loss arising from the default of a customer, client or counterparty. The Firm provides credit to a variety of customers, ranging from large corporate and institutional clients to individual consumers and small businesses. In its consumer businesses, the Firm is exposed to credit risk primarily through its residential real estate, credit card, auto, business banking and student lending businesses. Originated mortgage loans are retained in the mortgage portfolio, securitized or sold to U.S. government agencies and U.S. government-sponsored enterprises; other types of consumer loans are typically retained on the balance sheet. In its wholesale businesses, the Firm is exposed to credit risk through its underwriting, lending, market-making, and hedging activities with and for clients and counterparties, as well as through its operating services activities (such as cash management and clearing activities), securities financing activities, investment securities portfolio, and cash placed with banks. A portion of the loans originated or acquired by the Firm’s wholesale businesses are generally retained on the balance sheet; the Firm’s syndicated loan business distributes a significant percentage of originations into the market and is an important component of portfolio management.
Credit risk management
Credit risk management is an independent risk management function that identifies and monitors credit risk throughout the Firm and defines credit risk policies and procedures. The credit risk function reports to the Firm’s CRO. The Firm’s credit risk management governance includes the following activities:

•	Establishing a comprehensive credit risk policy framework

•	Monitoring and managing credit risk across all portfolio segments, including transaction and exposure approval

•	Setting industry concentration limits and establishing underwriting guidelines

•	Assigning and managing credit authorities in connection with the approval of all credit exposure

•	Managing criticized exposures and delinquent loans

•	Determining the allowance for credit losses and ensuring appropriate credit risk-based capital management
Risk identification and measurement
The Credit Risk Management function identifies, measures, limits, manages and monitors credit risk across the Firm’s businesses. To measure credit risk, the Firm employs several methodologies for estimating the likelihood of obligor or counterparty default. Methodologies for measuring credit risk vary depending on several factors, including type of asset (e.g., consumer versus wholesale), risk measurement parameters (e.g., delinquency status and borrower’s credit score versus wholesale risk-rating) and risk management and collection processes (e.g., retail collection center versus centrally managed workout groups). Credit risk measurement is based on the probability of default of an obligor or counterparty, the loss severity given a default event and the exposure at default.
Based on these factors and related market-based inputs, the Firm estimates credit losses for its exposures. Probable credit losses inherent in the consumer and wholesale loan portfolios are reflected in the allowance for loan losses, and probable credit losses inherent in lending-related commitments are reflected in the allowance for lending-related commitments. These losses are estimated using statistical analyses and other factors as described in Note 15. In addition, potential and unexpected credit losses are reflected in the allocation of credit risk capital and represent the potential volatility of actual losses relative to the established allowances for loan losses and lending-related commitments. The analyses for these losses include stress testing considering alternative economic scenarios as described in the Stress testing section below. For further information, see Critical Accounting Estimates used by the Firm on pages 165–169.
The methodologies used to estimate credit losses depend on the characteristics of the credit exposure, as described below.
Scored exposure
The scored portfolio is generally held in CCB and predominantly includes residential real estate loans, credit card loans, certain auto and business banking loans, and student loans. For the scored portfolio, credit loss estimates are based on statistical analysis of credit losses over discrete periods of time. The statistical analysis uses portfolio modeling, credit scoring, and decision-support tools, which consider loan-level factors such as delinquency status, credit scores, collateral values, and other risk factors. Credit loss analyses also consider, as appropriate, uncertainties and other factors, including those related to current macroeconomic and political conditions, the quality of underwriting standards, and other internal and external factors. The factors and analysis are updated on a quarterly basis or more frequently as market conditions dictate.
Risk-rated exposure
Risk-rated portfolios are generally held in CIB, CB and AM, but also include certain business banking and auto dealer loans held in CCB that are risk-rated because they have characteristics similar to commercial loans. For the risk-rated portfolio, credit loss estimates are based on estimates of the probability of default (“PD”) and loss severity given a default. The estimation process begins with risk ratings that are assigned to each loan facility to differentiate risk within the portfolio. These risk ratings are reviewed regularly by Credit Risk Management and revised as needed to reflect the borrower’s current financial position, risk profile and related collateral. The probability of default is the likelihood that a loan will default and not be fully repaid by the borrower. The loss given default (“LGD”) is the estimated loss on the loan that would be realized upon the default of

112	JPMorgan Chase & Co./2015 Annual Report

the borrower and takes into consideration collateral and structural support for each credit facility. The probability of default is estimated for each borrower, and a loss given default is estimated for each credit facility. The calculations and assumptions are based on historic experience and management judgment and are reviewed regularly.
Stress testing
Stress testing is important in measuring and managing credit risk in the Firm’s credit portfolio. The process assesses the potential impact of alternative economic and business scenarios on estimated credit losses for the Firm. Economic scenarios, and the parameters underlying those scenarios, are defined centrally, are articulated in terms of macroeconomic factors, and applied across the businesses. The stress test results may indicate credit migration, changes in delinquency trends and potential losses in the credit portfolio. In addition to the periodic stress testing processes, management also considers additional stresses outside these scenarios, including industry and country- specific stress scenarios, as necessary. The Firm uses stress testing to inform decisions on setting risk appetite both at a Firm and LOB level, as well as to assess the impact of stress on individual counterparties.
Risk monitoring and management
The Firm has developed policies and practices that are designed to preserve the independence and integrity of the approval and decision-making process of extending credit to ensure credit risks are assessed accurately, approved properly, monitored regularly and managed actively at both the transaction and portfolio levels. The policy framework establishes credit approval authorities, concentration limits, risk-rating methodologies, portfolio review parameters and guidelines for management of distressed exposures. In addition, certain models, assumptions and inputs used in evaluating and monitoring credit risk are independently validated by groups that are separate from the line of businesses.
For consumer credit risk, delinquency and other trends, including any concentrations at the portfolio level, are monitored, as certain of these trends can be modified through changes in underwriting policies and portfolio guidelines. Consumer Risk Management evaluates delinquency and other trends against business expectations, current and forecasted economic conditions, and industry benchmarks. Historical and forecasted trends are incorporated into the modeling of estimated consumer credit losses and are part of the monitoring of the credit risk profile of the portfolio. For further discussion of consumer loans, see Note 14.

Wholesale credit risk is monitored regularly at an aggregate portfolio, industry, and individual client and counterparty level with established concentration limits that are reviewed and revised as deemed appropriate by management, typically on an annual basis. Industry and counterparty limits, as measured in terms of exposure and economic risk appetite, are subject to stress-based loss constraints. In addition, wrong-way risk — the risk that exposure to a counterparty is positively correlated with the impact of a default by the same counterparty, which could cause exposure to increase at the same time as the counterparty’s capacity to meet its obligations is decreasing — is actively monitored as this risk could result in greater exposure at default compared with a transaction with another counterparty that does not have this risk.
Management of the Firm’s wholesale credit risk exposure is accomplished through a number of means, including:

•	Loan underwriting and credit approval process

•	Loan syndications and participations

•	Loan sales and securitizations

•	Credit derivatives

•	Master netting agreements

•	Collateral and other risk-reduction techniques
In addition to Credit Risk Management, Internal Audit performs periodic exams, as well as continuous reviews, where appropriate, of the Firm’s consumer and wholesale portfolios. For risk-rated portfolios, a Credit Review group within Internal Audit is responsible for:

•	Independently assessing and validating the changing risk grades assigned to exposures; and

•
Evaluating the effectiveness of business units’ risk ratings, including the accuracy and consistency of risk grades, the timeliness of risk grade changes and the justification of risk grades in credit memoranda.

Risk reporting
To enable monitoring of credit risk and effective decision-making, aggregate credit exposure, credit quality forecasts, concentration levels and risk profile changes are reported regularly to senior members of Credit Risk Management. Detailed portfolio reporting of industry, customer, product and geographic concentrations occurs monthly, and the appropriateness of the allowance for credit losses is reviewed by senior management at least on a quarterly basis. Through the risk reporting and governance structure, credit risk trends and limit exceptions are provided regularly to, and discussed with, risk committees, senior management and the Board of Directors as appropriate.

JPMorgan Chase & Co./2015 Annual Report	113

Management’s discussion and analysis

CREDIT PORTFOLIO
In the following tables, reported loans include loans retained (i.e., held-for-investment); loans held-for-sale (which are carried at the lower of cost or fair value, with valuation changes recorded in noninterest revenue); and certain loans accounted for at fair value. In addition, the Firm records certain loans accounted for at fair value in trading assets. For further information regarding these loans, see Note 3 and Note 4. For additional information on the Firm’s loans and derivative receivables, including the Firm’s accounting policies, see Note 14 and Note 6, respectively. For further information regarding the credit risk inherent in the Firm’s cash placed with banks, investment securities portfolio, and securities financing portfolio, see Note 5, Note 12, and Note 13, respectively.
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
For discussion of the consumer credit environment and consumer loans, see Consumer Credit Portfolio on pages 115–121 and Note 14. For discussion of wholesale credit environment and wholesale loans, see Wholesale Credit Portfolio on pages 122–129 and Note 14.

Total credit portfolio
December 31, (in millions)	Credit exposure		Nonperforming(b)(c)
	2015	2014	2015	2014
Loans retained	$832,792	$747,508	$6,303	$7,017
Loans held-for-sale	1,646	7,217	101	95
Loans at fair value	2,861	2,611	25	21
Total loans – reported	837,299	757,336	6,429	7,133
Derivative receivables	59,677	78,975	204	275
Receivables from customers and other	13,497	29,080	—	—
Total credit-related assets	910,473	865,391	6,633	7,408
Assets acquired in loan satisfactions
Real estate owned	NA	NA	347	515
Other	NA	NA	54	44
Total assets acquired in loan satisfactions	NA	NA	401	559
Total assets	910,473	865,391	7,034	7,967
Lending-related commitments	940,395	950,997	193	103
Total credit portfolio	$1,850,868	$1,816,388	$7,227	$8,070
Credit derivatives used in credit portfolio management activities(a)	$(20,681)	$(26,703)	$(9)	$—
Liquid securities and other cash collateral held against derivatives	(16,580)	(19,604)	NA	NA

Year ended December 31, (in millions, except ratios)	2015	2014
Net charge-offs	$4,086	$4,759
Average retained loans
Loans – reported	780,293	729,876
Loans – reported, excluding residential real estate PCI loans	736,543	679,869
Net charge-off rates
Loans – reported	0.52%	0.65%
Loans – reported, excluding PCI	0.55	0.70

(a)
Represents the net notional amount of protection purchased and sold through credit derivatives used to manage both performing and nonperforming wholesale credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. For additional information, see Credit derivatives on page 129 and Note 6.

(b)	Excludes PCI loans. The Firm is recognizing interest income on each pool of PCI loans as each of the pools is performing.

(c)
At December 31, 2015 and 2014, nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $6.3 billion and $7.8 billion, respectively, that are 90 or more days past due; (2) student loans insured by U.S. government agencies under the FFELP of $290 million and $367 million, respectively, that are 90 or more days past due; and (3) REO insured by U.S. government agencies of $343 million and $462 million, respectively. These amounts have been excluded based upon the government guarantee. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”).

114	JPMorgan Chase & Co./2015 Annual Report

CONSUMER CREDIT PORTFOLIO
The Firm’s consumer portfolio consists primarily of residential real estate loans, credit card loans, auto loans, business banking loans, and student loans. The Firm’s focus is on serving the prime segment of the consumer credit market. The credit performance of the consumer portfolio continues to benefit from discipline in credit underwriting as well as improvement in the economy driven by increasing home prices and lower unemployment. Both early-stage delinquencies (30–89 days delinquent) and late-stage delinquencies (150+ days delinquent) for residential real estate, excluding government guaranteed loans, declined from December 31, 2014 levels. The Credit Card 30+ day delinquency rate and the net charge-off rate remain near historic lows. For further information on consumer loans, see Note 14.

The following table presents consumer credit-related information with respect to the credit portfolio held by CCB, prime mortgage and home equity loans held by AM, and prime mortgage loans held by Corporate. For further information about the Firm’s nonaccrual and charge-off accounting policies, see Note 14.

Consumer credit portfolio
As of or for the year ended December 31, (in millions, except ratios)	Credit exposure				Nonaccrual loans(g)(h)		Net charge-offs/(recoveries)(i)		Average annual net charge-off/(recovery) rate(i)(j)
	2015		2014		2015	2014	2015	2014	2015	2014
Consumer, excluding credit card
Loans, excluding PCI loans and loans held-for-sale
Home equity – senior lien	$14,848		$16,367		$867	$938	$69	$82	0.43%	0.50%
Home equity – junior lien	30,711		36,375		1,324	1,590	222	391	0.67	1.03
Prime mortgage, including option ARMs	162,549		104,921		1,752	2,190	49	39	0.04	0.04
Subprime mortgage	3,690		5,056		751	1,036	(53)	(27)	(1.22)	(0.43)
Auto(a)	60,255		54,536		116	115	214	181	0.38	0.34
Business banking	21,208		20,058		263	279	253	305	1.23	1.58
Student and other	10,096		10,970		242	270	200	347	1.89	3.07
Total loans, excluding PCI loans and loans held-for-sale	303,357		248,283		5,315	6,418	954	1,318	0.35	0.55
Loans – PCI
Home equity	14,989		17,095		—	NA	—	NA	—	NA
Prime mortgage	8,893		10,220		—	NA	—	NA	—	NA
Subprime mortgage	3,263		3,673		—	NA	—	NA	—	NA
Option ARMs(b)	13,853		15,708		—	NA	—	NA	—	NA
Total loans – PCI	40,998		46,696		—	NA	—	NA	—	NA
Total loans – retained	344,355		294,979		5,315	6,418	954	1,318	0.30	0.46
Loans held-for-sale	466	(f)	395	(f)	98	91	—	—	—	—
Total consumer, excluding credit card loans	344,821		295,374		5,413	6,509	954	1,318	0.30	0.46
Lending-related commitments(c)	58,478		58,153
Receivables from customers(d)	125		108
Total consumer exposure, excluding credit card	403,424		353,635
Credit Card
Loans retained(e)	131,387		128,027		—	—	3,122	3,429	2.51	2.75
Loans held-for-sale	76		3,021		—	—	—	—	—	—
Total credit card loans	131,463		131,048		—	—	3,122	3,429	2.51	2.75
Lending-related commitments(c)	515,518		525,963
Total credit card exposure	646,981		657,011
Total consumer credit portfolio	$1,050,405		$1,010,646		$5,413	$6,509	$4,076	$4,747	0.92%	1.15%
Memo: Total consumer credit portfolio, excluding PCI	$1,009,407		$963,950		$5,413	$6,509	$4,076	$4,747	1.02%	1.30%

(a)	At December 31, 2015 and 2014, excluded operating lease assets of $9.2 billion and $6.7 billion, respectively.

(b)	At December 31, 2015 and 2014, approximately 64% and 57% of the PCI option ARMs portfolio has been modified into fixed-rate, fully amortizing loans, respectively.

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

(d)	Receivables from customers represent margin loans to retail brokerage customers, and are included in Accrued interest and accounts receivable on the Consolidated balance sheets.

(e)	Includes accrued interest and fees net of an allowance for the uncollectible portion of accrued interest and fee income.

(f)	Predominantly represents prime mortgage loans held-for-sale.

JPMorgan Chase & Co./2015 Annual Report	115

Management’s discussion and analysis

(g)
At December 31, 2015 and 2014, nonaccrual loans excluded: (1) mortgage loans insured by U.S. government agencies of $6.3 billion and $7.8 billion, respectively, that are 90 or more days past due; and (2) student loans insured by U.S. government agencies under the FFELP of $290 million and $367 million, respectively, that are 90 or more days past due. These amounts have been excluded from nonaccrual loans based upon the government guarantee. In addition, credit card loans are generally exempt from being placed on nonaccrual status, as permitted by regulatory guidance.

(h)	Excludes PCI loans. The Firm is recognizing interest income on each pool of PCI loans as each of the pools is performing.

(i)
Net charge-offs and net charge-off rates excluded $208 million and $533 million of write-offs of prime mortgages in the PCI portfolio for the years ended December 31, 2015 and 2014. These write-offs decreased the allowance for loan losses for PCI loans. See Allowance for Credit Losses on pages 130–132 for further details.

(j)
Average consumer loans held-for-sale were $2.1 billion and $917 million, respectively, for the years ended December 31, 2015 and 2014. These amounts were excluded when calculating net charge-off rates.

Consumer, excluding credit card
Portfolio analysis
Consumer loan balances increased during the year ended December 31, 2015, predominantly due to originations of high-quality prime mortgage loans that have been retained, partially offset by paydowns and the charge-off or liquidation of delinquent loans. Credit performance has continued to improve across most portfolios as the economy strengthened and home prices increased.
PCI loans are excluded from the following discussions of individual loan products and are addressed separately below. For further information about the Firm’s consumer portfolio, including information about delinquencies, loan modifications and other credit quality indicators, see
Note 14.
Home equity: The home equity portfolio declined from December 31, 2014 primarily reflecting loan paydowns and charge-offs. Both early-stage and late-stage delinquencies declined from December 31, 2014. Net charge-offs for both senior and junior lien home equity loans at December 31, 2015, declined when compared with the prior year as a result of improvement in home prices and delinquencies, but charge-offs remain elevated compared with pre-recessionary levels.
At December 31, 2015, approximately 15% of the Firm’s home equity portfolio consists of home equity loans (“HELOANs”) and the remainder consists of home equity lines of credit (“HELOCs”). HELOANs are generally fixed-rate, closed-end, amortizing loans, with terms ranging from 3–30 years. Approximately 60% of the HELOANs are senior lien loans and the remainder are junior lien loans. In general, HELOCs originated by the Firm are revolving loans for a 10-year period, after which time the HELOC recasts into a loan with a 20-year amortization period. At the time of origination, the borrower typically selects one of two minimum payment options that will generally remain in effect during the revolving period: a monthly payment of 1% of the outstanding balance, or interest-only payments based on a variable index (typically Prime). HELOCs originated by Washington Mutual were generally revolving loans for a 10-year period, after which time the HELOC converts to an interest-only loan with a balloon payment at the end of the loan’s term.

The unpaid principal balance of HELOCs outstanding was $41 billion at December 31, 2015. Since January 1, 2014, approximately $8 billion of HELOCs have recast from interest-only to fully amortizing payments; based upon contractual terms, approximately $19 billion is scheduled to recast in the future, consisting of $7 billion in 2016, $6 billion in 2017 and $6 billion in 2018 and beyond. However, of the total $19 billion scheduled to recast in the future, $13 billion is expected to actually recast; and the remaining $6 billion represents loans to borrowers who are expected to pre-pay or loans that are likely to charge-off prior to recast. The Firm has considered this payment recast risk in its allowance for loan losses based upon the estimated amount of payment shock (i.e., the excess of the fully-amortizing payment over the interest-only payment in effect prior to recast) expected to occur at the payment recast date, along with the corresponding estimated probability of default and loss severity assumptions. Certain factors, such as future developments in both unemployment rates and home prices, could have a significant impact on the performance of these loans.
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
High-risk seconds are junior lien loans where the borrower has a senior lien loan that is either delinquent or has been modified. Such loans are considered to pose a higher risk of default than junior lien loans for which the senior lien loan is neither delinquent nor modified. The Firm estimates the balance of its total exposure to high-risk seconds on a quarterly basis using internal data and loan level credit bureau data (which typically provides the delinquency status of the senior lien loan). The estimated balance of these high-risk seconds may vary from quarter to quarter for reasons such as the movement of related senior lien loans into and out of the 30+ day delinquency bucket.

116	JPMorgan Chase & Co./2015 Annual Report

Current high-risk seconds
December 31, (in billions)	2015	2014
Junior liens subordinate to:
Modified current senior lien	$0.6	$0.7
Senior lien 30 – 89 days delinquent	0.4	0.5
Senior lien 90 days or more delinquent(a)	0.4	0.6
Total current high-risk seconds	$1.4	$1.8

(a)
Junior liens subordinate to senior liens that are 90 days or more past due are classified as nonaccrual loans. At December 31, 2015 and 2014, excluded approximately $25 million and $50 million, respectively, of junior liens that are performing but not current, which were placed on nonaccrual in accordance with the regulatory guidance.

Of the estimated $1.4 billion of current high-risk junior liens at December 31, 2015, the Firm owns approximately 10% and services approximately 25% of the related senior lien loans to the same borrowers. The increased probability of default associated with these higher-risk junior lien loans was considered in estimating the allowance for loan losses.
Mortgage: Prime mortgages, including option ARMs and loans held-for-sale, increased from December 31, 2014 due to originations of high-quality prime mortgage loans that have been retained partially offset by paydowns, the run-off of option ARM loans and the charge-off or liquidation of delinquent loans. High-quality loan originations for the year ending December 31, 2015 included both jumbo and conforming loans, primarily consisting of fixed interest rate loans. Excluding loans insured by U.S. government agencies, both early-stage and late-stage delinquencies declined from December 31, 2014. Nonaccrual loans decreased from the prior year but remain elevated primarily as a result of loss mitigation activities. Net charge-offs remain low, reflecting continued improvement in home prices and delinquencies.
At December 31, 2015 and 2014, the Firm’s prime mortgage portfolio included $11.1 billion and $12.4 billion, respectively, of mortgage loans insured and/or guaranteed by U.S. government agencies, of which $8.4 billion and $9.7 billion, respectively, were 30 days or more past due (of these past due loans, $6.3 billion and $7.8 billion, respectively, were 90 days or more past due). In 2014, the Firm entered into a settlement regarding loans insured under federal mortgage insurance programs overseen by the Federal Housing Administration (“FHA”), the U.S. Department of Housing and Urban Development (“HUD”), and the U.S. Department of Veterans Affairs (“VA”); the Firm will continue to monitor exposure on future claim payments for government insured loans, but any financial impact related to exposure on future claims is not expected to be significant and was considered in estimating the allowance for loan losses.

At December 31, 2015 and 2014, the Firm’s prime mortgage portfolio included $17.7 billion and $16.3 billion, respectively, of interest-only loans, which represented 11% and 15%, respectively, of the prime mortgage portfolio. These loans have an interest-only payment period generally followed by an adjustable-rate or fixed-rate fully amortizing payment period to maturity and are typically originated as higher-balance loans to higher-income borrowers. To date, losses on this portfolio generally have been consistent with the broader prime mortgage portfolio and the Firm’s expectations. The Firm continues to monitor the risks associated with these loans.
Subprime mortgages continued to decrease due to portfolio runoff. Early-stage and late-stage delinquencies have improved from December 31, 2014. Net charge-offs continued to improve as a result of improvement in home prices and delinquencies.
Auto: Auto loans increased from December 31, 2014, as new originations outpaced paydowns and payoffs. Nonaccrual loans were stable compared with December 31, 2014. Net charge-offs for the year ended December 31, 2015 increased compared with the prior year, as a result of higher loan balances and a moderate increase in loss severity. The auto loan portfolio predominantly consists of prime-quality credits.
Business banking: Business banking loans increased from December 31, 2014 due to an increase in loan originations. Nonaccrual loans declined from December 31, 2014 and net charge-offs for the year ended December 31, 2015 decreased from the prior year due to continued discipline in credit underwriting.
Student and other: Student and other loans decreased from December 31, 2014 due primarily to the run-off of the student loan portfolio as the Firm ceased originations of student loans during the fourth quarter of 2013. Nonaccrual loans and net charge-offs also declined as a result of the run-off of the student loan portfolio.
Purchased credit-impaired loans: PCI loans acquired in the Washington Mutual transaction decreased as the portfolio continues to run off.
As of December 31, 2015, approximately 14% of the option ARM PCI loans were delinquent and approximately 64% of the portfolio has been modified into fixed-rate, fully amortizing loans. Substantially all of the remaining loans are making amortizing payments, although such payments are not necessarily fully amortizing. This latter group of loans is subject to the risk of payment shock due to future payment recast. Default rates generally increase on option ARM loans when payment recast results in a payment increase. The expected increase in default rates is considered in the Firm’s quarterly impairment assessment.

JPMorgan Chase & Co./2015 Annual Report	117

Management’s discussion and analysis

The following table provides a summary of lifetime principal loss estimates included in either the nonaccretable difference or the allowance for loan losses.

Summary of lifetime principal loss estimates
December 31, (in billions)	Lifetime loss estimates(a)		LTD liquidation losses(b)
	2015	2014	2015	2014
Home equity	$14.5	$14.6	$12.7	$12.4
Prime mortgage	4.0	3.8	3.7	3.5
Subprime mortgage	3.3	3.3	3.0	2.8
Option ARMs	10.0	9.9	9.5	9.3
Total	$31.8	$31.6	$28.9	$28.0

(a)
Includes the original nonaccretable difference established in purchase accounting of $30.5 billion for principal losses plus additional principal losses recognized subsequent to acquisition through the provision and allowance for loan losses. The remaining nonaccretable difference for principal losses was $1.5 billion and $2.3 billion at December 31, 2015 and 2014, respectively.

(b)	Life-to-date (“LTD”) liquidation losses represent both realization of loss upon loan resolution and any principal forgiven upon modification.
For further information on the Firm’s PCI loans, including write-offs, see Note 14.

Geographic composition of residential real estate loans
At December 31, 2015, $123.0 billion, or 61% of total retained residential real estate loan portfolio, excluding mortgage loans insured by U.S. government agencies and PCI loans, were concentrated in California, New York, Illinois, Texas and Florida, compared with $94.3 billion, or 63%, at December 31, 2014. California had the greatest concentration of retained residential loans with 28% at December 31, 2015, compared with 26% at December 31, 2014. The unpaid principal balance of PCI loans concentrated in these five states represented 74% of total PCI loans at both December 31, 2015, and December 31, 2014. For further information on the geographic composition of the Firm’s residential real estate loans, see Note 14.

Current estimated loan-to-values (“LTVs”) of residential real estate loans
The current estimated average LTV ratio for residential real estate loans retained, excluding mortgage loans insured by U.S. government agencies and PCI loans, was 59% at both December 31, 2015 and 2014.

Although home prices continue to recover, the decline in
home prices since 2007 has had a significant impact on the collateral values underlying the Firm’s residential real estate loan portfolio. In general, the delinquency rate for loans with high LTV ratios is greater than the delinquency rate for loans in which the borrower has greater equity in the collateral. While a large portion of the loans with current estimated LTV ratios greater than 100% continue to pay and are current, the continued willingness and ability of these borrowers to pay remains a risk.

118	JPMorgan Chase & Co./2015 Annual Report

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

LTV ratios and ratios of carrying values to current estimated collateral values – PCI loans
	2015						2014
December 31, (in millions, except ratios)	Unpaid principal balance	Current estimated LTV ratio(a)(b)		Net carrying value(d)	Ratio of net carrying value to current estimated collateral value(b)(d)		Unpaid principal balance	Current estimated LTV ratio(a)(b)		Net carrying value(d)	Ratio of net carrying value to current estimated collateral value(b)(d)
Home equity	$15,342	73%	(c)	$13,281	68%	(e)	$17,740	78%	(c)	$15,337	73%	(e)
Prime mortgage	8,919	66		7,908	58		10,249	71		9,027	63
Subprime mortgage	4,051	73		3,263	59		4,652	79		3,493	59
Option ARMs	14,353	64		13,804	62		16,496	69		15,514	65

(a)
Represents the aggregate unpaid principal balance of loans divided by the estimated current property value. Current property values are estimated at least quarterly based on home valuation models that utilize nationally recognized home price index valuation estimates; such models incorporate actual data to the extent available and forecasted data where actual data is not available.

(b)
Effective December 31, 2015, the current estimated LTV ratios and the ratios of net carrying value to current estimated collateral value reflect updates to the nationally recognized home price index valuation estimates incorporated into the Firm’s home valuation models. The prior period ratios have been revised to conform with these updates in the home price index.

(c)
Represents current estimated combined LTV for junior home equity liens, which considers all available lien positions, as well as unused lines, related to the property. All other products are presented without consideration of subordinate liens on the property.

(d)
Net carrying value includes the effect of fair value adjustments that were applied to the consumer PCI portfolio at the date of acquisition and is also net of the allowance for loan losses at December 31, 2015 and 2014 of $985 million and $1.2 billion for prime mortgage, $49 million and $194 million for option ARMs, $1.7 billion and $1.8 billion for home equity, respectively, and $180 million for subprime mortgage at December 31, 2014. There was no allowance for loan losses for subprime mortgage at December 31, 2015.

(e)
The current period ratio has been updated to include the effect of any outstanding senior lien related to a property for which the Firm holds the junior home equity lien. The prior period ratio has been revised to conform with the current presentation.

The current estimated average LTV ratios were 65% and 78% for California and Florida PCI loans, respectively, at December 31, 2015, compared with 71% and 85%, respectively, at December 31, 2014. Average LTV ratios have declined consistent with recent improvements in home prices as well as a result of loan pay downs. Although home prices have improved, home prices in most areas of California and Florida are still lower than at the peak of the housing market; this continues to negatively affect current estimated average LTV ratios and the ratio of net carrying value to current estimated collateral value for loans in the PCI portfolio. Of the total PCI portfolio, 6% of the loans had a current estimated LTV ratio greater than 100%, and 1% had a current LTV ratio of greater than 125% at December 31, 2015, compared with 10% and 2%, respectively, at December 31, 2014.
While the current estimated collateral value is greater than the net carrying value of PCI loans, the ultimate performance of this portfolio is highly dependent on borrowers’ behavior and ongoing ability and willingness to continue to make payments on homes with negative equity, as well as on the cost of alternative housing.
For further information on current estimated LTVs of residential real estate loans, see Note 14.
Loan modification activities – residential real estate loans
The performance of modified loans generally differs by product type due to differences in both the credit quality and the types of modifications provided. Performance metrics for modifications to the residential real estate portfolio, excluding PCI loans, that have been seasoned more than six months show weighted-average redefault rates of 20% for senior lien home equity, 22% for junior lien home equity, 17% for prime mortgages including option ARMs, and 29% for subprime mortgages. The cumulative performance metrics for modifications to the PCI residential real estate portfolio that have been seasoned more than six months show weighted average redefault rates of 20% for home equity, 19% for prime mortgages, 16% for option ARMs and 33% for subprime mortgages. The favorable performance of the PCI option ARM modifications is the result of a targeted proactive program which fixed the borrower’s payment to the amount at the point of modification. The cumulative redefault rates reflect the performance of modifications completed under both the U.S. Government’s Home Affordable Modification Program (“HAMP”) and the Firm’s proprietary modification programs (primarily the Firm’s modification program that was modeled after HAMP) from October 1, 2009, through December 31, 2015.
Certain loans that were modified under HAMP and the Firm’s proprietary modification programs have interest rate reset provisions (“step-rate modifications”). Interest rates on these loans generally began to increase in 2014 by 1% per year and will continue to do so, until the rate reaches a specified cap, typically at a prevailing market interest rate for a fixed-rate loan as of the modification date. The

JPMorgan Chase & Co./2015 Annual Report	119

Management’s discussion and analysis

carrying value of non-PCI loans modified in step-rate modifications was $4 billion at December 31, 2015, with $447 million that experienced the initial interest rate increase in 2015 and $1 billion that is scheduled to experience the initial interest rate increase in each of 2016 and 2017. The unpaid principal balance of PCI loans modified in step-rate modifications was $10 billion at December 31, 2015, with $1 billion that experienced the initial interest rate increase in 2015, and $3 billion and $2 billion scheduled to experience the initial interest rate increase in 2016 and 2017, respectively. The Firm continues to monitor this risk exposure to ensure that it is appropriately considered in the allowance for loan losses.
The following table presents information as of December 31, 2015 and 2014, relating to modified retained residential real estate loans for which concessions have been granted to borrowers experiencing financial difficulty. Modifications of PCI loans continue to be accounted for and reported as PCI loans, and the impact of the modification is incorporated into the Firm’s quarterly assessment of estimated future cash flows. Modifications of consumer loans other than PCI loans are generally accounted for and reported as TDRs. For further information on modifications for the years ended December 31, 2015 and 2014, see Note 14.

Modified residential real estate loans
	2015		2014
December 31, (in millions)	Retained loans	Nonaccrual retained loans(d)	Retained loans	Nonaccrual retained loans(d)
Modified residential real estate loans, excluding PCI loans(a)(b)
Home equity – senior lien	$1,048	$581	$1,101	$628
Home equity – junior lien	1,310	639	1,304	632
Prime mortgage, including option ARMs	4,826	1,287	6,145	1,559
Subprime mortgage	1,864	670	2,878	931
Total modified residential real estate loans, excluding PCI loans	$9,048	$3,177	$11,428	$3,750
Modified PCI loans(c)
Home equity	$2,526	NA	$2,580	NA
Prime mortgage	5,686	NA	6,309	NA
Subprime mortgage	3,242	NA	3,647	NA
Option ARMs	10,427	NA	11,711	NA
Total modified PCI loans	$21,881	NA	$24,247	NA

(a)	Amounts represent the carrying value of modified residential real estate loans.

(b)
At December 31, 2015 and 2014, $3.8 billion and $4.9 billion, respectively, of loans modified subsequent to repurchase from Ginnie Mae in accordance with the standards of the appropriate government agency (i.e., FHA, VA, RHS) are not included in the table above. When such loans perform subsequent to modification in accordance with Ginnie Mae guidelines, they are generally sold back into Ginnie Mae loan pools. Modified loans that do not re-perform become subject to foreclosure. For additional information about sales of loans in securitization transactions with Ginnie Mae, see Note 16.

(c)	Amounts represent the unpaid principal balance of modified PCI loans.

(d)
As of December 31, 2015 and 2014, nonaccrual loans included $2.5 billion and $2.9 billion, respectively, of TDRs for which the borrowers were less than 90 days past due. For additional information about loans modified in a TDR that are on nonaccrual status, see Note 14.

Nonperforming assets
The following table presents information as of December 31, 2015 and 2014, about consumer, excluding credit card, nonperforming assets.

Nonperforming assets(a)
December 31, (in millions)	2015	2014
Nonaccrual loans(b)
Residential real estate	$4,792	$5,845
Other consumer	621	664
Total nonaccrual loans	5,413	6,509
Assets acquired in loan satisfactions
Real estate owned	277	437
Other	48	36
Total assets acquired in loan satisfactions	325	473
Total nonperforming assets	$5,738	$6,982

(a)
At December 31, 2015 and 2014, nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $6.3 billion and $7.8 billion, respectively, that are 90 or more days past due; (2) student loans insured by U.S. government agencies under the FFELP of $290 million and $367 million, respectively, that are 90 or more days past due; and (3) real estate owned insured by U.S. government agencies of $343 million and $462 million, respectively. These amounts have been excluded based upon the government guarantee.

(b)
Excludes PCI loans that were acquired as part of the Washington Mutual transaction, which are accounted for on a pool basis. Since each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, the past-due status of the pools, or that of individual loans within the pools, is not meaningful. Because the Firm is recognizing interest income on each pool of loans, each pool is considered to be performing.

Nonaccrual loans in the residential real estate portfolio totaled $4.8 billion and $5.8 billion at December 31, 2015, and 2014, respectively, of which 31% and 32%, respectively, were greater than 150 days past due. In the aggregate, the unpaid principal balance of residential real estate loans greater than 150 days past due was charged down by approximately 44% and 50% to the estimated net realizable value of the collateral at December 31, 2015 and 2014, respectively.
Active and suspended foreclosure: For information on loans that were in the process of active or suspended foreclosure, see Note 14.
Nonaccrual loans: The following table presents changes in the consumer, excluding credit card, nonaccrual loans for the years ended December 31, 2015 and 2014.

Nonaccrual loans
Year ended December 31,
(in millions)	2015	2014
Beginning balance	$6,509	$7,496
Additions	3,662	4,905
Reductions:
Principal payments and other(a)	1,668	1,859
Charge-offs	800	1,306
Returned to performing status	1,725	2,083
Foreclosures and other liquidations	565	644
Total reductions	4,758	5,892
Net additions/(reductions)	(1,096)	(987)
Ending balance	$5,413	$6,509

(a)	Other reductions includes loan sales.

120	JPMorgan Chase & Co./2015 Annual Report

Credit Card
Total credit card loans increased from December 31, 2014 due to higher new account originations and increased credit card sales volume partially offset by sales of non-core loans and the transfer of commercial card loans to the CIB. The 30+ day delinquency rate decreased to 1.43% at December 31, 2015, from 1.44% at December 31, 2014. For the years ended December 31, 2015 and 2014, the net charge-off rates were 2.51% and 2.75%, respectively. The Credit Card 30+ day delinquency rate and net charge-off rate remain near historic lows. Charge-offs have improved compared to a year ago due to continued discipline in credit underwriting as well as improvement in the economy driven by lower unemployment. The credit card portfolio continues to reflect a well-seasoned, largely rewards-based portfolio that has good U.S. geographic diversification.

Loans outstanding in the top five states of California, Texas, New York, Florida and Illinois consisted of $57.5 billion in receivables, or 44% of the retained loan portfolio, at December 31, 2015, compared with $54.9 billion, or 43%, at December 31, 2014. The greatest geographic concentration of credit card retained loans is in California, which represented 14% of total retained loans at both December 31, 2015 and 2014, respectively. For further information on the geographic composition of the Firm’s credit card loans, see Note 14.

Modifications of credit card loans
At December 31, 2015 and 2014, the Firm had $1.5 billion and $2.0 billion, respectively, of credit card loans outstanding that have been modified in TDRs. These balances included both credit card loans with modified payment terms and credit card loans that reverted back to their pre-modification payment terms because the cardholder did not comply with the modified payment terms. The decrease in modified credit card loans outstanding from December 31, 2014, was attributable to a reduction in new modifications as well as ongoing payments and charge-offs on previously modified credit card loans.

Consistent with the Firm’s policy, all credit card loans typically remain on accrual status until charged off. However, the Firm establishes an allowance, which is offset against loans and charged to interest income, for the estimated uncollectible portion of accrued interest and fee income.
For additional information about loan modification programs to borrowers, see Note 14.

JPMorgan Chase & Co./2015 Annual Report	121

Management’s discussion and analysis

WHOLESALE CREDIT PORTFOLIO
The Firm’s wholesale businesses are exposed to credit risk through underwriting, lending, market-making, and hedging activities with and for clients and counterparties, as well as through various operating services such as cash management and clearing activities. A portion of the loans originated or acquired by the Firm’s wholesale businesses is generally retained on the balance sheet. The Firm distributes a significant percentage of the loans it originates into the market as part of its syndicated loan business and to manage portfolio concentrations and credit risk.
The wholesale credit portfolio, excluding Oil & Gas, continued to be generally stable throughout 2015, characterized by low levels of criticized exposure, nonaccrual loans and charge-offs. Growth in loans retained was driven by increased client activity, notably in commercial real estate. Discipline in underwriting across all areas of lending continues to remain a key point of focus. The wholesale portfolio is actively managed, in part by conducting ongoing, in-depth reviews of client credit quality and transaction structure, inclusive of collateral where applicable; and of industry, product and client concentrations.

Wholesale credit portfolio
December 31,	Credit exposure		Nonperforming(c)
(in millions)	2015	2014	2015	2014
Loans retained	$357,050	$324,502	$988	$599
Loans held-for-sale	1,104	3,801	3	4
Loans at fair value	2,861	2,611	25	21
Loans – reported	361,015	330,914	1,016	624
Derivative receivables	59,677	78,975	204	275
Receivables from customers and other(a)	13,372	28,972	—	—
Total wholesale credit-related assets	434,064	438,861	1,220	899
Lending-related commitments	366,399	366,881	193	103
Total wholesale credit exposure	$800,463	$805,742	$1,413	$1,002
Credit derivatives used in credit portfolio management activities(b)	$(20,681)	$(26,703)	$(9)	$—
Liquid securities and other cash collateral held against derivatives	(16,580)	(19,604)	NA	NA

(a)
Receivables from customers and other include $13.3 billion and $28.8 billion of margin loans at December 31, 2015 and 2014, respectively, to prime and retail brokerage customers; these are classified in accrued interest and accounts receivable on the Consolidated balance sheets.

(b)
Represents the net notional amount of protection purchased and sold through credit derivatives used to manage both performing and nonperforming wholesale credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. For additional information, see Credit derivatives on page 129, and Note 6.

(c)	Excludes assets acquired in loan satisfactions.

122	JPMorgan Chase & Co./2015 Annual Report

The following tables present the maturity and ratings profiles of the wholesale credit portfolio as of December 31, 2015 and 2014. The ratings scale is based on the Firm’s internal risk ratings, which generally correspond to the ratings as defined by S&P and Moody’s. For additional information on wholesale loan portfolio risk ratings, see Note 14.

Wholesale credit exposure – maturity and ratings profile
	Maturity profile(e)				Ratings profile
	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
December 31, 2015 (in millions, except ratios)					AAA/Aaa to BBB-/Baa3	BB+/Ba1 & below
Loans retained	$110,348	$155,902	$90,800	$357,050	$267,736	$89,314	$357,050	75%
Derivative receivables				59,677			59,677
Less: Liquid securities and other cash collateral held against derivatives				(16,580)			(16,580)
Total derivative receivables, net of all collateral	11,399	12,836	18,862	43,097	34,773	8,324	43,097	81
Lending-related commitments	105,514	251,042	9,843	366,399	267,922	98,477	366,399	73
Subtotal	227,261	419,780	119,505	766,546	570,431	196,115	766,546	74
Loans held-for-sale and loans at fair value(a)				3,965			3,965
Receivables from customers and other				13,372			13,372
Total exposure – net of liquid securities and other cash collateral held against derivatives				$783,883			$783,883
Credit derivatives used in credit portfolio management activities by reference entity ratings profile(b)(c)(d)	$(808)	$(14,427)	$(5,446)	$(20,681)	$(17,754)	$(2,927)	$(20,681)	86%

	Maturity profile(e)				Ratings profile
	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total	Investment-grade		Noninvestment-grade		Total	Total % of IG
December 31, 2014 (in millions, except ratios)					AAA/Aaa to BBB-/Baa3		BB+/Ba1 & below
Loans retained	$112,411	$134,277	$77,814	$324,502	$241,666		$82,836		$324,502	74%
Derivative receivables				78,975					78,975
Less: Liquid securities and other cash collateral held against derivatives				(19,604)					(19,604)
Total derivative receivables, net of all collateral	20,032	16,130	23,209	59,371	50,815	(f)	8,556	(f)	59,371	86
Lending-related commitments	94,635	262,572	9,674	366,881	284,288		82,593		366,881	77
Subtotal	227,078	412,979	110,697	750,754	576,769		173,985		750,754	77
Loans held-for-sale and loans at fair value(a)				6,412					6,412
Receivables from customers and other				28,972					28,972
Total exposure – net of liquid securities and other cash collateral held against derivatives				$786,138					$786,138
Credit derivatives used in credit portfolio management activities by reference entity ratings profile(b)(c)(d)	$(2,050)	$(18,653)	$(6,000)	$(26,703)	$(23,571)		$(3,132)		$(26,703)	88%

(a)	Represents loans held-for-sale, primarily related to syndicated loans and loans transferred from the retained portfolio, and loans at fair value.

(b)	These derivatives do not quality for hedge accounting under U.S. GAAP.

(c)	The notional amounts are presented on a net basis by underlying reference entity and the ratings profile shown is based on the ratings of the reference entity on which protection has been purchased.

(d)
Predominantly all of the credit derivatives entered into by the Firm where it has purchased protection, including Credit derivatives used in credit portfolio management activities, are executed with investment grade counterparties.

(e)
The maturity profile of retained loans, lending-related commitments and derivative receivables is based on remaining contractual maturity. Derivative contracts that are in a receivable position at December 31, 2015, may become a payable prior to maturity based on their cash flow profile or changes in market conditions.

(f)	Prior period amounts have been revised to conform with current period presentation.

Wholesale credit exposure – industry exposures
The Firm focuses on the management and diversification of its industry exposures, paying particular attention to industries with actual or potential credit concerns. Exposures deemed criticized align with the U.S. banking regulators’ definition of criticized exposures, which consist of the special mention, substandard and doubtful categories. The total criticized component of the portfolio, excluding loans held-for-sale and loans at fair value, was $14.6 billion at December 31, 2015, compared with $10.1 billion at December 31, 2014, driven by downgrades within the Oil & Gas portfolio.

JPMorgan Chase & Co./2015 Annual Report	123

Management’s discussion and analysis

Effective in the fourth quarter 2015, the Firm realigned its wholesale industry divisions in order to better monitor and manage industry concentrations. Included in this realignment is the combination of certain previous stand-alone industries (e.g. Consumer & Retail) as well as the creation of a new industry division, Financial Market Infrastructure, consisting of clearing houses, exchanges and related depositories. In the tables below, the prior period information has been revised to conform with the current period presentation.
Below are summaries of the Firm’s exposures as of December 31, 2015 and 2014. For additional information on industry concentrations, see Note 5.

Wholesale credit exposure – industries(a)
						Selected metrics
						30 days or more past due and accruing loans	Net charge-offs/ (recoveries)	Credit derivative hedges(e)	Liquid securities and other cash collateral held against derivative receivables
			Noninvestment-grade
	Credit exposure(d)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
As of or for the year ended December 31, 2015 (in millions)
Real Estate	$116,857	$88,076	$27,087	$1,463	$231	$208	$(14)	$(54)	$(47)
Consumer & Retail	85,460	53,647	29,659	1,947	207	18	13	(288)	(94)
Technology, Media & Telecommunications	57,382	29,205	26,925	1,208	44	5	(1)	(806)	(21)
Industrials	54,386	36,519	16,663	1,164	40	59	8	(386)	(39)
Healthcare	46,053	37,858	7,755	394	46	129	(7)	(24)	(245)
Banks & Finance Cos	43,398	35,071	7,654	610	63	17	(5)	(974)	(5,509)
Oil & Gas	42,077	24,379	13,158	4,263	277	22	13	(530)	(37)
Utilities	30,853	24,983	5,655	168	47	3	—	(190)	(289)
State & Municipal Govt(b)	29,114	28,307	745	7	55	55	(8)	(146)	(81)
Asset Managers	23,815	20,214	3,570	31	—	18	—	(6)	(4,453)
Transportation	19,227	13,258	5,801	167	1	15	3	(51)	(243)
Central Govt	17,968	17,871	97	—	—	7	—	(9,359)	(2,393)
Chemicals & Plastics	15,232	10,910	4,017	274	31	9	—	(17)	—
Metals & Mining	14,049	6,522	6,434	1,008	85	1	—	(449)	(4)
Automotive	13,864	9,182	4,580	101	1	4	(2)	(487)	(1)
Insurance	11,889	9,812	1,958	26	93	23	—	(157)	(1,410)
Financial Markets Infrastructure	7,973	7,304	669	—	—	—	—	—	(167)
Securities Firms	4,412	1,505	2,907	—	—	3	—	(102)	(256)
All other(c)	149,117	130,488	18,095	370	164	1,015	10	(6,655)	(1,291)
Subtotal	783,126	$585,111	$183,429	$13,201	$1,385	$1,611	$10	$(20,681)	$(16,580)
Loans held-for-sale and loans at fair value	3,965
Receivables from customers and interests in purchased receivables	13,372
Total	$800,463

124	JPMorgan Chase & Co./2015 Annual Report

						Selected metrics
						30 days or more past due and accruing loans	Net charge-offs/ (recoveries)	Credit derivative hedges(f)	Liquid securities and other cash collateral held against derivative receivables
			Noninvestment-grade
	Credit exposure(e)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
As of or for the year ended December 31, 2014 (in millions)
Real Estate	$105,975	$78,996	$25,370	$1,356	$253	$309	$(9)	$(36)	$(27)
Consumer & Retail	83,663	52,872	28,289	2,315	187	92	9	(81)	(26)
Technology, Media & Telecommunications	46,655	29,792	15,358	1,446	59	25	(5)	(1,107)	(13)
Industrials	47,859	29,246	17,483	1,117	13	58	(1)	(338)	(24)
Healthcare	56,516	48,402	7,584	488	42	193	16	(94)	(244)
Banks & Finance Cos	55,098	45,962	8,611	508	17	46	(4)	(1,232)	(9,369)
Oil & Gas	43,148	29,260	13,831	56	1	15	2	(144)	(161)
Utilities	27,441	23,533	3,653	255	—	198	(3)	(155)	(193)
State & Municipal Govt(b)	31,068	30,147	819	102	—	69	24	(148)	(130)
Asset Managers	27,488	24,054	3,376	57	1	38	(12)	(9)	(4,545)
Transportation	20,619	13,751	6,703	165	—	5	(12)	(42)	(279)
Central Govt	19,881	19,647	176	58	—	—	—	(11,342)	(1,161)
Chemicals & Plastics	12,612	9,256	3,327	29	—	1	(2)	(14)	—
Metals & Mining	14,969	8,304	6,161	504	—	—	18	(377)	(19)
Automotive	12,754	8,071	4,522	161	—	1	(1)	(140)	—
Insurance	13,350	10,550	2,558	80	162	—	—	(52)	(2,372)
Financial Markets Infrastructure	11,986	11,487	499	—	—	—	—	—	(4)
Securities Firms	4,801	2,491	2,245	10	55	20	4	(102)	(212)
All other(c)	134,475	118,639	15,214	435	187	1,231	(12)	(11,290)	(825)
Subtotal	$770,358	$594,460	$165,779	$9,142	$977	$2,301	$12	$(26,703)	$(19,604)
Loans held-for-sale and loans at fair value	6,412
Receivables from customers and interests in purchased receivables	28,972
Total(d)	$805,742

(a)
The industry rankings presented in the table as of December 31, 2014, are based on the industry rankings of the corresponding exposures at December 31, 2015, not actual rankings of such exposures at December 31, 2014.

(b)
In addition to the credit risk exposure to states and municipal governments (both U.S. and non-U.S.) at December 31, 2015 and 2014, noted above, the Firm held: $7.6 billion and $10.6 billion, respectively, of trading securities; $33.6 billion and $30.1 billion, respectively, of available-for-sale (“AFS”) securities; and $12.8 billion and $10.2 billion, respectively, of held-to-maturity (“HTM”) securities, issued by U.S. state and municipal governments. For further information, see Note 3 and Note 12.

(c)
All other includes: individuals; SPEs; holding companies; and private education and civic organizations, representing approximately 54%, 37%, 5% and 4%, respectively, at December 31, 2015, and 55%, 33%, 6% and 6%, respectively, at December 31, 2014.

(d)	Excludes cash placed with banks of $351.0 billion and $501.5 billion, at December 31, 2015 and 2014, respectively, placed with various central banks, predominantly Federal Reserve Banks.

(e)
Credit exposure is net of risk participations and excludes the benefit of “Credit derivatives used in credit portfolio management activities” held against derivative receivables or loans and “Liquid securities and other cash collateral held against derivative receivables”.

(f)
Represents the net notional amounts of protection purchased and sold through credit derivatives used to manage the credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. The All other category includes purchased credit protection on certain credit indices.

JPMorgan Chase & Co./2015 Annual Report	125

Management’s discussion and analysis

Presented below is a discussion of certain industries to which the Firm has significant exposure and/or present actual or potential credit concerns. For additional information, refer to the tables on the previous pages.

•
Real Estate: Exposure to this industry increased by $10.9 billion, or 10%, in 2015 to $116.9 billion. The increase was largely driven by growth in multifamily exposure in Commercial Banking. The credit quality of this industry remained stable as the investment-grade portion of the exposures was 75% for 2015 and 2014. The ratio of nonaccrual retained loans to total retained loans decreased to 0.25% at December 31, 2015 from 0.32% at December 31, 2014. For further information on commercial real estate loans, see Note 14.

•
Oil & Gas: Exposure to the Oil & Gas industry was approximately 5.3% and 5.4% of the Firm’s total wholesale exposure as of December 31, 2015 and 2014, respectively. Exposure to this industry decreased by $1.1 billion in 2015 to $42.1 billion; of the $42.1 billion, $13.3 billion was drawn at year-end. As of December 31, 2015, approximately $24 billion of the exposure was investment-grade, of which $4 billion was drawn, and approximately $18 billion of the exposure was high yield, of which $9 billion was drawn. As of December 31, 2015, $23.5 billion of the portfolio was concentrated in the Exploration & Production and Oilfield Services sub-sectors, 36% of which exposure was drawn. Exposure to other sub-sectors, including Integrated oil and gas firms, Midstream/Oil Pipeline companies, and Refineries, is predominantly investment-grade. As of December 31, 2015, secured lending, which largely consists of reserve-based lending to the Oil & Gas industry, was $12.3 billion, 44% of which exposure was drawn.

In addition to $42.1 billion in exposure classified as Oil & Gas, the Firm had $4.3 billion in exposure to Natural Gas Pipelines and related Distribution businesses, of which $893 million was drawn at year end and 63% was investment-grade, and $4.1 billion in exposure to commercial real estate in geographies sensitive to the Oil & Gas industry.
The Firm continues to actively monitor and manage its exposure to the Oil & Gas industry in light of market conditions, and is also actively monitoring potential contagion effects on other related or dependent industries.

•
Metals & Mining: Exposure to the Metals & Mining industry was approximately 1.8% and 1.9% of the Firm’s total wholesale exposure as of December 31, 2015 and 2014, respectively. Exposure to the Metals & Mining industry decreased by $920 million in 2015 to $14.0 billion, of which $4.6 billion was drawn. The portfolio largely consists of exposure in North America, and 59% is concentrated in the Steel and Diversified Mining sub-sectors. Approximately 46% of the exposure in the Metals & Mining portfolio was investment-grade as of December 31, 2015, a decrease from 55% as of December 31, 2014, due to downgrades.

Loans
In the normal course of its wholesale business, the Firm provides loans to a variety of customers, ranging from large corporate and institutional clients to high-net-worth individuals. The Firm actively manages its wholesale credit exposure. One way of managing credit risk is through secondary market sales of loans and lending-related commitments. For further discussion on loans, including information on credit quality indicators and sales of loans, see Note 14.
The following table presents the change in the nonaccrual loan portfolio for the years ended December 31, 2015 and 2014.

Wholesale nonaccrual loan activity
Year ended December 31, (in millions)	2015	2014
Beginning balance	$624	$1,044
Additions	1,307	882
Reductions:
Paydowns and other	534	756
Gross charge-offs	87	148
Returned to performing status	286	303
Sales	8	95
Total reductions	915	1,302
Net changes	392	(420)
Ending balance	$1,016	$624
The following table presents net charge-offs, which are defined as gross charge-offs less recoveries, for the years ended December 31, 2015 and 2014. The amounts in the table below do not include gains or losses from sales of nonaccrual loans.

Wholesale net charge-offs
Year ended December 31, (in millions, except ratios)	2015	2014
Loans – reported
Average loans retained	$337,407	$316,060
Gross charge-offs	95	151
Gross recoveries	(85)	(139)
Net charge-offs	10	12
Net charge-off rate	—%	—%

126	JPMorgan Chase & Co./2015 Annual Report

Receivables from customers
Receivables from customers primarily represent margin loans to prime and retail brokerage clients that are collateralized through a pledge of assets maintained in clients’ brokerage accounts which are subject to daily minimum collateral requirements. In the event that the collateral value decreases, a maintenance margin call is made to the client to provide additional collateral into the account. If additional collateral is not provided by the client, the client’s position may be liquidated by the Firm to meet the minimum collateral requirements.
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
In the Firm’s view, the total contractual amount of these wholesale lending-related commitments is not representative of the Firm’s likely actual future credit exposure or funding requirements. In determining the amount of credit risk exposure the Firm has to wholesale lending-related commitments, which is used as the basis for allocating credit risk capital to these commitments, the Firm has established a “loan-equivalent” amount for each commitment; this amount represents the portion of the unused commitment or other contingent exposure that is expected, based on average portfolio historical experience, to become drawn upon in an event of a default by an obligor. The loan-equivalent amount of the Firm’s lending-related commitments was $212.4 billion and $216.5 billion as of December 31, 2015 and 2014, respectively.
Clearing services
The Firm provides clearing services for clients entering into securities and derivative transactions. Through the provision of these services the Firm is exposed to the risk of non-performance by its clients and may be required to share in losses incurred by central counterparties (“CCPs”). Where possible, the Firm seeks to mitigate its credit risk to its clients through the collection of adequate margin at inception and throughout the life of the transactions and can also cease provision of clearing services if clients do not adhere to their obligations under the clearing agreement. For further discussion of Clearing services, see Note 29.

Derivative contracts
In the normal course of business, the Firm uses derivative instruments predominantly for market-making activities. Derivatives enable customers to manage exposures to fluctuations in interest rates, currencies and other markets. The Firm also uses derivative instruments to manage its own credit and other market risk exposure. The nature of the counterparty and the settlement mechanism of the derivative affect the credit risk to which the Firm is exposed. For OTC derivatives the Firm is exposed to the credit risk of the derivative counterparty. For exchange-traded derivatives (“ETD”), such as futures and options and “cleared” over-the-counter (“OTC-cleared”) derivatives, the Firm is generally exposed to the credit risk of the relevant CCP. Where possible, the Firm seeks to mitigate its credit risk exposures arising from derivative transactions through the use of legally enforceable master netting arrangements and collateral agreements. For further discussion of derivative contracts, counterparties and settlement types, see Note 6.
The following table summarizes the net derivative receivables for the periods presented.

Derivative receivables
December 31, (in millions)	2015	2014
Interest rate	$26,363	$33,725
Credit derivatives	1,423	1,838
Foreign exchange	17,177	21,253
Equity	5,529	8,177
Commodity	9,185	13,982
Total, net of cash collateral	59,677	78,975
Liquid securities and other cash collateral held against derivative receivables	(16,580)	(19,604)
Total, net of all collateral	$43,097	$59,371
Derivative receivables reported on the Consolidated balance sheets were $59.7 billion and $79.0 billion at December 31, 2015 and 2014, respectively. These amounts represent the fair value of the derivative contracts, after giving effect to legally enforceable master netting agreements and cash collateral held by the Firm. However, in management’s view, the appropriate measure of current credit risk should also take into consideration additional liquid securities (primarily U.S. government and agency securities and other group of seven nations (“G7”) government bonds) and other cash collateral held by the Firm aggregating $16.6 billion and $19.6 billion at December 31, 2015 and 2014, respectively, that may be used as security when the fair value of the client’s exposure is in the Firm’s favor. The decrease in derivative receivables was predominantly driven by declines in interest rate derivatives, commodity derivatives, foreign exchange derivatives and equity derivatives due to market movements, maturities and settlements related to client-driven market-making activities in CIB.

JPMorgan Chase & Co./2015 Annual Report	127

Management’s discussion and analysis

In addition to the collateral described in the preceding paragraph, the Firm also holds additional collateral (primarily cash; G7 government securities; other liquid government-agency and guaranteed securities; and corporate debt and equity securities) delivered by clients at the initiation of transactions, as well as collateral related to contracts that have a non-daily call frequency and collateral that the Firm has agreed to return but has not yet settled as of the reporting date. Although this collateral does not reduce the balances and is not included in the table above, it is available as security against potential exposure that could arise should the fair value of the client’s derivative transactions move in the Firm’s favor. As of December 31, 2015 and 2014, the Firm held $43.7 billion and $48.6 billion, respectively, of this additional collateral. The derivative receivables fair value, net of all collateral, also does not include other credit enhancements, such as letters of credit. For additional information on the Firm’s use of collateral agreements, see Note 6.
While useful as a current view of credit exposure, the net fair value of the derivative receivables does not capture the potential future variability of that credit exposure. To capture the potential future variability of credit exposure, the Firm calculates, on a client-by-client basis, three measures of potential derivatives-related credit loss: Peak, Derivative Risk Equivalent (“DRE”), and Average exposure (“AVG”). These measures all incorporate netting and collateral benefits, where applicable.
Peak represents a conservative measure of potential exposure to a counterparty calculated in a manner that is broadly equivalent to a 97.5% confidence level. Peak is the primary measure used by the Firm for setting of credit limits for derivative transactions, senior management reporting and derivatives exposure management. DRE exposure is a measure that expresses the risk of derivative exposure on a basis intended to be equivalent to the risk of loan exposures. DRE is a less extreme measure of potential credit loss than Peak and is used for aggregating derivative credit risk exposures with loans and other credit risk.
Finally, AVG is a measure of the expected fair value of the Firm’s derivative receivables at future time periods, including the benefit of collateral. AVG exposure over the total life of the derivative contract is used as the primary metric for pricing purposes and is used to calculate credit capital and the CVA, as further described below. The three year AVG exposure was $32.4 billion and $37.5 billion at December 31, 2015 and 2014, respectively, compared with derivative receivables, net of all collateral, of $43.1 billion and $59.4 billion at December 31, 2015 and 2014, respectively.

The fair value of the Firm’s derivative receivables incorporates an adjustment, the CVA, to reflect the credit quality of counterparties. The CVA is based on the Firm’s AVG to a counterparty and the counterparty’s credit spread in the credit derivatives market. The primary components of changes in CVA are credit spreads, new deal activity or unwinds, and changes in the underlying market environment. The Firm believes that active risk management is essential to controlling the dynamic credit risk in the derivatives portfolio. In addition, the Firm’s risk management process takes into consideration the potential impact of wrong-way risk, which is broadly defined as the potential for increased correlation between the Firm’s exposure to a counterparty (AVG) and the counterparty’s credit quality. Many factors may influence the nature and magnitude of these correlations over time. To the extent that these correlations are identified, the Firm may adjust the CVA associated with that counterparty’s AVG. The Firm risk manages exposure to changes in CVA by entering into credit derivative transactions, as well as interest rate, foreign exchange, equity and commodity derivative transactions.
The accompanying graph shows exposure profiles to the Firm’s current derivatives portfolio over the next 10 years as calculated by the Peak, DRE and AVG metrics. The three measures generally show that exposure will decline after the first year, if no new trades are added to the portfolio.
Exposure profile of derivatives measures
December 31, 2015
(in billions)

128	JPMorgan Chase & Co./2015 Annual Report

The following table summarizes the ratings profile by derivative counterparty of the Firm’s derivative receivables, including credit derivatives, net of other liquid securities collateral, at the dates indicated. The ratings scale is based on the Firm’s internal ratings, which generally correspond to the ratings as defined by S&P and Moody’s.

Ratings profile of derivative receivables
Rating equivalent	2015		2014(a)
December 31, (in millions, except ratios)	Exposure net of all collateral	% of exposure net of all collateral	Exposure net of all collateral	% of exposure net of all collateral
AAA/Aaa to AA-/Aa3	$10,371	24%	$18,713	32%
A+/A1 to A-/A3	10,595	25	13,508	23
BBB+/Baa1 to BBB-/Baa3	13,807	32	18,594	31
BB+/Ba1 to B-/B3	7,500	17	7,735	13
CCC+/Caa1 and below	824	2	821	1
Total	$43,097	100%	$59,371	100%

(a)	Prior period amounts have been revised to conform with current period presentation.
As previously noted, the Firm uses collateral agreements to mitigate counterparty credit risk. The percentage of the Firm’s derivatives transactions subject to collateral agreements — excluding foreign exchange spot trades, which are not typically covered by collateral agreements due to their short maturity — was 87% as of December 31, 2015, largely unchanged compared with 88% as of December 31, 2014.
Credit derivatives
The Firm uses credit derivatives for two primary purposes: first, in its capacity as a market-maker, and second, as an end-user to manage the Firm’s own credit risk associated with various exposures. For a detailed description of credit derivatives, see Credit derivatives in Note 6.
Credit portfolio management activities
Included in the Firm’s end-user activities are credit derivatives used to mitigate the credit risk associated with traditional lending activities (loans and unfunded commitments) and derivatives counterparty exposure in the Firm’s wholesale businesses (collectively, “credit portfolio management” activities). Information on credit portfolio management activities is provided in the table below. For further information on derivatives used in credit portfolio management activities, see Credit derivatives in Note 6.
The Firm also uses credit derivatives as an end-user to manage other exposures, including credit risk arising from certain securities held in the Firm’s market-making businesses. These credit derivatives are not included in credit portfolio management activities; for further information on these credit derivatives as well as credit derivatives used in the Firm’s capacity as a market-maker in credit derivatives, see Credit derivatives in Note 6.

Credit derivatives used in credit portfolio management activities
	Notional amount of protection purchased (a)
December 31, (in millions)	2015	2014
Credit derivatives used to manage:
Loans and lending-related commitments	$2,289	$2,047
Derivative receivables	18,392	24,656
Credit derivatives used in credit portfolio management activities	$20,681	$26,703

(a)	Amounts are presented net, considering the Firm’s net protection purchased or sold with respect to each underlying reference entity or index.
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
The effectiveness of the Firm’s credit default swap (“CDS”) protection as a hedge of the Firm’s exposures may vary depending on a number of factors, including the named reference entity (i.e., the Firm may experience losses on specific exposures that are different than the named reference entities in the purchased CDS); the contractual terms of the CDS (which may have a defined credit event that does not align with an actual loss realized by the Firm); and the maturity of the Firm’s CDS protection (which in some cases may be shorter than the Firm’s exposures). However, the Firm generally seeks to purchase credit protection with a maturity date that is the same or similar to the maturity date of the exposure for which the protection was purchased, and remaining differences in maturity are actively monitored and managed by the Firm.

JPMorgan Chase & Co./2015 Annual Report	129

Management’s discussion and analysis

ALLOWANCE FOR CREDIT LOSSES
JPMorgan Chase’s allowance for loan losses covers both the consumer (primarily scored) portfolio and wholesale (risk-rated) portfolio. The allowance represents management’s estimate of probable credit losses inherent in the Firm’s loan portfolio. Management also determines an allowance for wholesale and certain consumer lending-related commitments.
For a further discussion of the components of the allowance for credit losses and related management judgments, see Critical Accounting Estimates Used by the Firm on pages 165–169 and Note 15.
At least quarterly, the allowance for credit losses is reviewed by the Chief Risk Officer, the Chief Financial Officer and the Controller of the Firm, and discussed with the DRPC and Audit Committee of the Firm’s Board of Directors. As of December 31, 2015, JPMorgan Chase deemed the allowance for credit losses to be appropriate and sufficient to absorb probable credit losses inherent in the portfolio.

The consumer, excluding credit card, allowance for loan losses decreased from December 31, 2014, due to a reduction in the residential real estate portfolio allowance, reflecting continued improvement in home prices and delinquencies and increased granularity in the impairment estimates. For additional information about delinquencies and nonaccrual loans in the consumer, excluding credit card, loan portfolio, see Consumer Credit Portfolio on pages 115–121 and Note 14.
The credit card allowance for loan losses was relatively unchanged from December 31, 2014, reflecting stable credit quality trends. For additional information about delinquencies in the credit card loan portfolio, see Consumer Credit Portfolio on pages 115–121 and Note 14.
The wholesale allowance for credit losses increased from December 31, 2014, reflecting the impact of downgrades in the Oil & Gas portfolio. Excluding Oil and Gas, the wholesale portfolio continued to experience generally stable credit quality trends and low charge-off rates.

130	JPMorgan Chase & Co./2015 Annual Report

Summary of changes in the allowance for credit losses
	2015				2014
Year ended December 31,	Consumer, excluding credit card	Credit card	Wholesale	Total	Consumer, excluding credit card	Credit card	Wholesale	Total
(in millions, except ratios)
Allowance for loan losses
Beginning balance at January 1,	$7,050	$3,439	$3,696	$14,185	$8,456	$3,795	$4,013	$16,264
Gross charge-offs	1,658	3,488	95	5,241	2,132	3,831	151	6,114
Gross recoveries	(704)	(366)	(85)	(1,155)	(814)	(402)	(139)	(1,355)
Net charge-offs	954	3,122	10	4,086	1,318	3,429	12	4,759
Write-offs of PCI loans(a)	208	—	—	208	533	—	—	533
Provision for loan losses	(82)	3,122	623	3,663	414	3,079	(269)	3,224
Other	—	(5)	6	1	31	(6)	(36)	(11)
Ending balance at December 31,	$5,806	$3,434	$4,315	$13,555	$7,050	$3,439	$3,696	$14,185
Impairment methodology
Asset-specific(b)	$364	$460	$274	$1,098	$539	$500	$87	$1,126
Formula-based	2,700	2,974	4,041	9,715	3,186	2,939	3,609	9,734
PCI	2,742	—	—	2,742	3,325	—	—	3,325
Total allowance for loan losses	$5,806	$3,434	$4,315	$13,555	$7,050	$3,439	$3,696	$14,185
Allowance for lending-related commitments
Beginning balance at January 1,	$13	$—	$609	$622	$8	$—	$697	$705
Provision for lending-related commitments	1	—	163	164	5	—	(90)	(85)
Other	—	—	—	—	—	—	2	2
Ending balance at December 31,	$14	$—	$772	$786	$13	$—	$609	$622
Impairment methodology
Asset-specific	$—	$—	$73	$73	$—	$—	$60	$60
Formula-based	14	—	699	713	13	—	549	562
Total allowance for lending-related commitments(c)	$14	$—	$772	$786	$13	$—	$609	$622
Total allowance for credit losses	$5,820	$3,434	$5,087	$14,341	$7,063	$3,439	$4,305	$14,807
Memo:
Retained loans, end of period	$344,355	$131,387	$357,050	$832,792	$294,979	$128,027	$324,502	$747,508
Retained loans, average	318,612	124,274	337,407	780,293	289,212	124,604	316,060	729,876
PCI loans, end of period	40,998	—	4	41,002	46,696	—	4	46,700
Credit ratios
Allowance for loan losses to retained loans	1.69%	2.61%	1.21%	1.63%	2.39%	2.69%	1.14%	1.90%
Allowance for loan losses to retained nonaccrual loans(d)	109	NM	437	215	110	NM	617	202
Allowance for loan losses to retained nonaccrual loans excluding credit card	109	NM	437	161	110	NM	617	153
Net charge-off rates	0.30	2.51	—	0.52	0.46	2.75	—	0.65
Credit ratios, excluding residential real estate PCI loans
Allowance for loan losses to retained loans	1.01	2.61	1.21	1.37	1.50	2.69	1.14	1.55
Allowance for loan losses to retained nonaccrual loans(d)	58	NM	437	172	58	NM	617	155
Allowance for loan losses to retained nonaccrual loans excluding credit card	58	NM	437	117	58	NM	617	106
Net charge-off rates	0.35%	2.51%	—%	0.55%	0.55%	2.75%	—%	0.70%

Note:
In the table above, the financial measures which exclude the impact of PCI loans are non-GAAP financial measures. For additional information, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 80–82.

(a)
Write-offs of PCI loans are recorded against the allowance for loan losses when actual losses for a pool exceed estimated losses that were recorded as purchase accounting adjustments at the time of acquisition. A write-off of a PCI loan is recognized when the underlying loan is removed from a pool (e.g., upon liquidation). During the fourth quarter of 2014, the Firm recorded a $291 million adjustment to reduce the PCI allowance and the recorded investment in the Firm’s PCI loan portfolio, primarily reflecting the cumulative effect of interest forgiveness modifications. This adjustment had no impact to the Firm’s Consolidated statements of income.

(b)
Includes risk-rated loans that have been placed on nonaccrual status and loans that have been modified in a TDR. The asset-specific credit card allowance for loan losses modified in a TDR is calculated based on the loans’ original contractual interest rates and does not consider any incremental penalty rates.

(c)	The allowance for lending-related commitments is reported in other liabilities on the Consolidated balance sheets.

(d)	The Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.

JPMorgan Chase & Co./2015 Annual Report	131

Management’s discussion and analysis

Provision for credit losses
For the year ended December 31, 2015, the provision for credit losses was $3.8 billion, compared with $3.1 billion for the year ended December 31, 2014.
The total consumer provision for credit losses for the year ended December 31, 2015 reflected lower net charge-offs due to continued discipline in credit underwriting as well as improvement in the economy driven by increasing home prices and lower unemployment, partially offset by a lower reduction in the allowance for loan loss compared with December 31, 2014.

The wholesale provision for credit losses for the year ended December 31, 2015 reflected the impact of downgrades in the Oil & Gas portfolio.

Year ended December 31,	Provision for loan losses			Provision for lending-related commitments			Total provision for credit losses
(in millions)	2015	2014	2013	2015	2014	2013	2015	2014	2013
Consumer, excluding credit card	$(82)	$414	$(1,872)	$1	$5	$1	$(81)	$419	$(1,871)
Credit card	3,122	3,079	2,179	—	—	—	3,122	3,079	2,179
Total consumer	3,040	3,493	307	1	5	1	3,041	3,498	308
Wholesale	623	(269)	(119)	163	(90)	36	786	(359)	(83)
Total	$3,663	$3,224	$188	$164	$(85)	$37	$3,827	$3,139	$225

132	JPMorgan Chase & Co./2015 Annual Report

MARKET RISK MANAGEMENT
Market risk is the potential for adverse changes in the value of the Firm’s assets and liabilities resulting from changes in market variables such as interest rates, foreign exchange rates, equity prices, commodity prices, implied volatilities or credit spreads.
Market risk management
Market Risk management, part of the independent risk management function, is responsible for identifying and monitoring market risks throughout the Firm and defines market risk policies and procedures. The Market Risk function reports to the Firm’s CRO.
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
Risk identification and classification
Each line of business is responsible for the management of the market risks within its units. The independent risk management group responsible for overseeing each line of business is charged with ensuring that all material market risks are appropriately identified, measured, monitored and managed in accordance with the risk policy framework set out by Market Risk.
Risk measurement
Tools used to measure risk
Because no single measure can reflect all aspects of market risk, the Firm uses various metrics, both statistical and nonstatistical, including:

•	VaR

•	Economic-value stress testing

•	Nonstatistical risk measures

•	Loss advisories

•	Profit and loss drawdowns

•	Earnings-at-risk

Risk monitoring and control
Market risk is controlled primarily through a series of limits set in the context of the market environment and business strategy. In setting limits, the Firm takes into consideration factors such as market volatility, product liquidity and accommodation of client business and management experience. The Firm maintains different levels of limits. Corporate level limits include VaR and stress limits. Similarly, line of business limits include VaR and stress limits and may be supplemented by loss advisories, nonstatistical measurements and profit and loss drawdowns. Limits may also be set within the lines of business, as well at the portfolio or legal entity level.
Limits are set by Market Risk and are regularly reviewed and updated as appropriate, with any changes approved by line of business management and Market Risk. Senior management, including the Firm’s CEO and CRO, are responsible for reviewing and approving certain of these risk limits on an ongoing basis. All limits that have not been reviewed within specified time periods by Market Risk are escalated to senior management. The lines of business are responsible for adhering to established limits against which exposures are monitored and reported.
Limit breaches are required to be reported in a timely manner to limit approvers, Market Risk and senior management. In the event of a breach, Market Risk consults with Firm senior management and the line of business senior management to determine the appropriate course of action required to return to compliance, which may include a reduction in risk in order to remedy the breach. Certain Firm or line of business-level limits that have been breached for three business days or longer, or by more than 30%, are escalated to senior management and the Firmwide Risk Committee.

JPMorgan Chase & Co./2015 Annual Report	133

Management’s discussion and analysis

The following table summarizes by LOB the predominant business activities that give rise to market risk, and the market risk management tools utilized to manage those risks; CB is not presented in the table below as it does not give rise to significant market risk.

Risk identification and classification for business activities

LOB	Predominant business activities and related market risks	Positions included in Risk Management VaR	Positions included in other risk measures (Not included in Risk Management VaR)
CIB
• Makes markets and services clients across fixed income, foreign exchange, equities and commodities
• Market risk arising from changes in market prices (e.g. rates and credit spreads) resulting in a potential decline in net income

• Market risk(a) related to:
• Trading assets/liabilities – debt and equity instruments, and derivatives, including hedges of the retained loan portfolio
• Certain securities purchased under resale agreements and securities borrowed
• Certain securities loaned or sold under repurchase agreements
• Structured notes
• Derivative CVA and associated hedges
• Principal investing activities • Retained loan portfolio • Deposits • DVA and FVA on derivatives and structured notes

CCB
• Originates and services mortgage loans
• Complex, non-linear interest rate and basis risk
• Non-linear risk arises primarily from prepayment options embedded in mortgages and changes in the probability of newly originated mortgage commitments actually closing
• Basis risk results from differences in the relative movements of the rate indices underlying mortgage exposure and other interest rates

Mortgage Banking
• Mortgage pipeline loans, classified
 as derivatives
• Warehouse loans, classified as trading assets – debt instruments
    • MSRs
• Hedges of pipeline loans,
warehouse loans and MSRs, classified as derivatives.
• Interest-only securities, classified as trading assets, and related hedges, classified as derivatives
• Retained loan portfolio • Deposits • Principal investing activities

Corporate	• Manages the Firm’s liquidity, funding, structural interest rate and foreign exchange risks arising from activities undertaken by the Firm’s four major reportable business segments	Treasury and CIO • Primarily derivative positions measured at fair value through earnings, classified as derivatives	• Principal investing activities • Investment securities portfolio and related hedges • Deposits • Long-term debt and related hedges

AM	• Market risk arising from the Firm’s initial capital investments in products, such as mutual funds, managed by AM	• Initial seed capital investments and related hedges, classified as derivatives	• Capital invested alongside third-party investors, typically in privately distributed collective vehicles managed by AM (i.e., co-investments) • Retained loan portfolio • Deposits

(a)	Market risk measurement for derivatives generally incorporates the impact of DVA and FVA; market risk measurement for structured notes generally excludes the impact of FVA and DVA.

134	JPMorgan Chase & Co./2015 Annual Report

Value-at-risk
JPMorgan Chase utilizes VaR, a statistical risk measure, to estimate the potential loss from adverse market moves in a normal market environment. The Firm has a single VaR framework used as a basis for calculating Risk Management VaR and Regulatory VaR.
The framework is employed across the Firm using historical simulation based on data for the previous 12 months. The framework’s approach assumes that historical changes in market values are representative of the distribution of potential outcomes in the immediate future. The Firm believes the use of Risk Management VaR provides a stable measure of VaR that closely aligns to the day-to-day risk management decisions made by the lines of business, and provides the necessary and appropriate information needed to respond to risk events on a daily basis.
Risk Management VaR is calculated assuming a one-day holding period and an expected tail-loss methodology which approximates a 95% confidence level. VaR provides a consistent framework to measure risk profiles and levels of diversification across product types and is used for aggregating risks across businesses and monitoring limits. These VaR results are reported to senior management, the Board of Directors and regulators.
Under the Firm’s Risk Management VaR methodology, assuming current changes in market values are consistent with the historical changes used in the simulation, the Firm would expect to incur VaR “band breaks,” defined as losses greater than that predicted by VaR estimates, not more than five times every 100 trading days. The number of VaR band breaks observed can differ from the statistically expected number of band breaks if the current level of market volatility is materially different from the level of market volatility during the 12 months of historical data used in the VaR calculation.
Underlying the overall VaR model framework are individual VaR models that simulate historical market returns for individual products and/or risk factors. To capture material market risks as part of the Firm’s risk management framework, comprehensive VaR model calculations are performed daily for businesses whose activities give rise to market risk. These VaR models are granular and incorporate numerous risk factors and inputs to simulate daily changes in market values over the historical period; inputs are selected based on the risk profile of each portfolio as sensitivities and historical time series used to generate daily market values may be different across product types or risk management systems. The VaR model results across all portfolios are aggregated at the Firm level.
For certain products, specific risk parameters are not captured in VaR due to the lack of inherent liquidity and availability of appropriate historical data for these products. The Firm uses proxies to estimate the VaR for these and other products when daily time series are not available. It is likely that using an actual price-based time series for these products, if available, would affect the VaR results presented.

In addition, data sources used in VaR models may not be the same as those used for financial statement valuations. In cases where market prices are not observable, or where proxies are used in VaR historical time series, the sources may differ. The daily market data used in VaR models may be different than the independent third-party data collected for VCG price testing in VCG’s monthly valuation process (see Valuation process in Note 3 for further information on the Firm’s valuation process). VaR model calculations require daily data and a consistent source for valuation and therefore it is not practical to use the data collected in the VCG monthly valuation process.
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
The Firm’s VaR model calculations are periodically evaluated and enhanced in response to changes in the composition of the Firm’s portfolios, changes in market conditions, improvements in the Firm’s modeling techniques and other factors. Such changes may also affect historical comparisons of VaR results. Model changes undergo a review and approval process by the Model Review Group prior to implementation into the operating environment. For further information, see Model risk on page 142.
The Firm calculates separately a daily aggregated VaR in accordance with regulatory rules (“Regulatory VaR”), which is used to derive the Firm’s regulatory VaR-based capital requirements under Basel III. This Regulatory VaR model framework currently assumes a ten business-day holding period and an expected tail loss methodology which approximates a 99% confidence level. Regulatory VaR is applied to “covered” positions as defined by Basel III, which may be different than the positions included in the Firm’s Risk Management VaR. For example, credit derivative hedges of accrual loans are included in the Firm’s Risk Management VaR, while Regulatory VaR excludes these credit derivative hedges. In addition, in contrast to the Firm’s Risk Management VaR, Regulatory VaR currently excludes the diversification benefit for certain VaR models.

JPMorgan Chase & Co./2015 Annual Report	135

Management’s discussion and analysis

For additional information on Regulatory VaR and the other components of market risk regulatory capital (e.g. VaR-based measure, stressed VaR-based measure and the respective backtesting) for the Firm, see JPMorgan Chase’s

Basel III Pillar 3 Regulatory Capital Disclosures reports, which are available on the Firm’s website (http://investor.shareholder.com/jpmorganchase/basel.cfm).

The table below shows the results of the Firm’s Risk Management VaR measure using a 95% confidence level.

Total VaR
As of or for the year ended December 31,	2015						2014						At December 31,
(in millions)	Avg.		Min		Max		Avg.		Min		Max		2015		2014
CIB trading VaR by risk type
Fixed income	$42		$31		$60		$34		$23		$45		$37		$34
Foreign exchange	9		6		16		8		4		25		6		8
Equities	18		11		26		15		10		23		21		22
Commodities and other	10		6		14		8		5		14		10		6
Diversification benefit to CIB trading VaR	(35)	(a)	NM	(b)	NM	(b)	(30)	(a)	NM	(b)	NM	(b)	(28)	(a)	(32)	(a)
CIB trading VaR	44		27		68		35		24		49		46		38
Credit portfolio VaR	14		10		20		13		8		18		10		16
Diversification benefit to CIB VaR	(9)	(a)	NM	(b)	NM	(b)	(8)	(a)	NM	(b)	NM	(b)	(10)	(a)	(9)	(a)
CIB VaR	49		34		71		40		29		56		46		45

Mortgage Banking VaR	4		2		8		7		2		28		4		3
Treasury and CIO VaR	4		3		7		4		3		6		5		4
Asset Management VaR	3		2		4		3		2		4		3		2
Diversification benefit to other VaR	(3)	(a)	NM	(b)	NM	(b)	(4)	(a)	NM	(b)	NM	(b)	(4)	(a)	(3)	(a)
Other VaR	8		5		12		10		5		27		8		6
Diversification benefit to CIB and other VaR	(10)	(a)	NM	(b)	NM	(b)	(7)	(a)	NM	(b)	NM	(b)	(9)	(a)	(5)	(a)
Total VaR	$47		$34		$67		$43		$30		$70		$45		$46

(a)
Average portfolio VaR and period-end portfolio VaR were less than the sum of the VaR of the components described above, which is due to portfolio diversification. The diversification effect reflects the fact that risks are not perfectly correlated.

(b)
Designated as not meaningful (“NM”), because the minimum and maximum may occur on different days for distinct risk components, and hence it is not meaningful to compute a portfolio-diversification effect.

As presented in the table above, average Total VaR and average CIB VaR increased during 2015 when compared with 2014. The increase in Total VaR was primarily due to higher volatility in the CIB in the historical one-year look-back period during 2015 versus 2014.
Average CIB trading VaR increased during 2015 primarily due to higher VaR in the Fixed Income and Equities risk factors reflecting a combination of higher market volatility and increased exposure.
Average Mortgage Banking VaR decreased from the prior year. Average Mortgage Banking VaR was elevated late in the second quarter of 2014 due to a change in the MSR hedge position made in advance of an anticipated update to certain MSR model assumptions; when such updates were implemented, the MSR VaR decreased to levels more consistent with prior periods.
The Firm continues to enhance the VaR model calculations and time series inputs related to certain asset-backed products.

The Firm’s average Total VaR diversification benefit was $10 million or 21% of the sum for 2015, compared with $7 million or 16% of the sum for 2014. In general, over the course of the year, VaR exposure can vary significantly as positions change, market volatility fluctuates and diversification benefits change.
VaR back-testing
The Firm evaluates the effectiveness of its VaR methodology by back-testing, which compares the daily Risk Management VaR results with the daily gains and losses recognized on market-risk related revenue.
The Firm’s definition of market risk-related gains and losses is consistent with the definition used by the banking regulators under Basel III. Under this definition market risk-related gains and losses are defined as: gains and losses on the positions included in the Firm’s Risk Management VaR, excluding fees, commissions, certain valuation adjustments (e.g., liquidity and DVA), net interest income, and gains and losses arising from intraday trading.

136	JPMorgan Chase & Co./2015 Annual Report

The following chart compares the daily market risk-related gains and losses with the Firm’s Risk Management VaR for the year ended December 31, 2015. As the chart presents market risk-related gains and losses related to those positions included in the Firm’s Risk Management VaR, the results in the table below differ from the results of back-testing disclosed in the Market Risk section of the Firm’s

Basel III Pillar 3 Regulatory Capital Disclosures reports, which are based on Regulatory VaR applied to covered positions. The chart shows that for the year ended December 31, 2015, the Firm observed three VaR band breaks and posted Market risk-related gains on 117 of the 260 days in this period.

Daily Market Risk-Related Gains and Losses
vs. Risk Management VaR (1-day, 95% Confidence level)
Twelve months ended December 31, 2015

($millions)
Market Risk-Related Gains and Losses
Risk Management VaR
250
200
150
100
50
-
(50)
(100)
First Quarter 2015
Second Quarter 2015
Third Quarter 2015
Fourth Quarter 2015

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
The Firm uses a number of standard scenarios that capture different risk factors across asset classes including geographical factors, specific idiosyncratic factors and extreme tail events. The stress framework calculates multiple magnitudes of potential stress for both market rallies and market sell-offs for each risk factor and combines them in multiple ways to capture different market scenarios. For example, certain scenarios assess the potential loss arising from current exposures held by the Firm due to a broad sell off in bond markets or an extreme widening in corporate credit spreads. The flexibility of the stress testing framework allows risk managers to construct new, specific scenarios that can be used to form decisions about future possible stress events.
Stress testing complements VaR by allowing risk managers
to shock current market prices to more extreme levels relative to those historically realized, and to stress test the relationships between market prices under extreme scenarios.
Stress-test results, trends and qualitative explanations based on current market risk positions are reported to the respective LOB’s and the Firm’s senior management to allow them to better understand the sensitivity of positions to certain defined events and to enable them to manage their risks with more transparency. In addition, results are reported to the Board of Directors.
Stress scenarios are defined and reviewed by Market Risk, and significant changes are reviewed by the relevant LOB Risk Committees and may be redefined on a periodic basis to reflect current market conditions.
The Firm’s stress testing framework is utilized in calculating results under scenarios mandated by the Federal Reserve’s Comprehensive Capital Analysis and Review (“CCAR”) and

JPMorgan Chase & Co./2015 Annual Report	137

Management’s discussion and analysis

Internal Capital Adequacy Assessment Process (“ICAAP”)processes. In addition, the results are incorporated into the quarterly assessment of the Firm’s Risk Appetite Framework and are also presented to the DRPC.
Nonstatistical risk measures
Nonstatistical risk measures include sensitivities to variables used to value positions, such as credit spread sensitivities, interest rate basis point values and market values. These measures provide granular information on the Firm’s market risk exposure. They are aggregated by line of business and by risk type, and are also used for monitoring internal market risk limits.
Loss advisories and profit and loss drawdowns
Loss advisories and profit and loss drawdowns are tools used to highlight trading losses above certain levels of risk tolerance. Profit and loss drawdowns are defined as the decline in net profit and loss since the year-to-date peak revenue level.
Earnings-at-risk
The VaR and stress-test measures described above illustrate the economic sensitivity of the Firm’s Consolidated balance sheets to changes in market variables. The effect of interest rate exposure on the Firm’s reported net income is also important as interest rate risk represents one of the Firm’s significant market risks. Interest rate risk arises not only from trading activities but also from the Firm’s traditional banking activities, which include extension of loans and credit facilities, taking deposits and issuing debt. The Firm evaluates its structural interest rate risk exposure through earnings-at-risk, which measures the extent to which changes in interest rates will affect the Firm’s net interest income and interest rate-sensitive fees. Earnings-at-risk excludes the impact of CIB’s markets-based activities and MSRs, as these sensitivities are captured under VaR.
The CIO, Treasury and Corporate (“CTC”) Risk Committee establishes the Firm’s structural interest rate risk policies and market risk limits, which are subject to approval by the DRPC. The CIO, working in partnership with the lines of business, calculates the Firm’s structural interest rate risk profile and reviews it with senior management including the CTC Risk Committee and the Firm’s ALCO. In addition, oversight of structural interest rate risk is managed through a dedicated risk function reporting to the CTC CRO. This risk function is responsible for providing independent oversight and governance around assumptions and establishing and monitoring limits for structural interest rate risk. The Firm manages structural interest rate risk generally through its investment securities portfolio and interest rate derivatives.

Structural interest rate risk can occur due to a variety of factors, including:

•	Differences in the timing among the maturity or repricing of assets, liabilities and off-balance sheet instruments

•	Differences in the amounts of assets, liabilities and off-balance sheet instruments that are repricing at the same time

•	Differences in the amounts by which short-term and long-term market interest rates change (for example, changes in the slope of the yield curve)

•	The impact of changes in the maturity of various assets, liabilities or off-balance sheet instruments as interest rates change
The Firm manages interest rate exposure related to its assets and liabilities on a consolidated, firmwide basis. Business units transfer their interest rate risk to Treasury and CIO through a transfer-pricing system, which takes into account the elements of interest rate exposure that can be risk-managed in financial markets. These elements include asset and liability balances and contractual rates of interest, contractual principal payment schedules, expected prepayment experience, interest rate reset dates and maturities, rate indices used for repricing, and any interest rate ceilings or floors for adjustable rate products. All transfer-pricing assumptions are dynamically reviewed.
The Firm generates a net interest income baseline, and then conducts simulations of changes for interest rate-sensitive assets and liabilities denominated in U.S. dollar and other currencies (“non-U.S. dollar” currencies). Earnings-at-risk scenarios estimate the potential change in this net interest income baseline, excluding CIB’s markets-based activities and MSRs, over the following 12 months, utilizing multiple assumptions. These scenarios may consider the impact on exposures as a result of changes in interest rates from baseline rates, as well as pricing sensitivities of deposits, optionality and changes in product mix. The scenarios include forecasted balance sheet changes, as well as modeled prepayment and reinvestment behavior, but do not include assumptions about actions which could be taken by the Firm in response to any such instantaneous rate changes. For example, mortgage prepayment assumptions are based on current interest rates compared with underlying contractual rates, the time since origination, and other factors which are updated periodically based on historical experience. The Firm’s earnings-at-risk scenarios are periodically evaluated and enhanced in response to changes in the composition of the Firm’s balance sheet, changes in market conditions, improvements in the Firm’s simulation and other factors.

138	JPMorgan Chase & Co./2015 Annual Report

Effective January 1, 2015, the Firm conducts earnings-at-risk simulations for assets and liabilities denominated in U.S. dollars separately from assets and liabilities denominated in non-U.S. dollar currencies in order to enhance the Firm’s ability to monitor structural interest rate risk from non-U.S. dollar exposures.
The Firm’s U.S. dollar sensitivity is presented in the table below. The result of the non-U.S. dollar sensitivity scenarios were not material to the Firm’s earnings-at-risk at December 31, 2015.

JPMorgan Chase’s 12-month pretax net interest income sensitivity profiles
(Excludes the impact of CIB’s markets-based activities and MSRs)
(in billions)	Instantaneous change in rates
December 31, 2015	+200 bps	+100 bps	-100 bps		-200 bps
U.S. dollar	$5.2	$3.1	NM	(a)	NM	(a)

(a)
Downward 100- and 200-basis-points parallel shocks result in a federal funds target rate of zero and negative three- and six-month U.S. Treasury rates. The earnings-at-risk results of such a low probability scenario are not meaningful.

The Firm’s benefit to rising rates on U.S. dollar assets and liabilities is largely a result of reinvesting at higher yields and assets repricing at a faster pace than deposits. The Firm’s net U.S. dollar sensitivity profile at December 31, 2015 was not materially different than December 31, 2014.
Separately, another U.S. dollar interest rate scenario used by the Firm — involving a steeper yield curve with long-term rates rising by 100 basis points and short-term rates staying at current levels — results in a 12-month pretax benefit to net interest income, excluding CIB’s markets-based activities and MSRs, of approximately $700 million. The increase in net interest income under this scenario reflects the Firm reinvesting at the higher long-term rates, with funding costs remaining unchanged. The result of the comparable non-U.S. dollar scenario was not material to the Firm.

Non-U.S. dollar FX Risk
Non-U.S. dollar FX risk is the risk that changes in foreign exchange rates affect the value of the Firm’s assets or liabilities or future results. The Firm has structural non-U.S. dollar FX exposures arising from capital investments, forecasted expense and revenue, the investment securities portfolio and issuing debt in denominations other than the U.S. dollar. Treasury and CIO, working in partnership with the lines of business, primarily manage these risks on behalf of the Firm. Treasury and CIO may hedge certain of these risks using derivatives within risk limits governed by the CTC Risk Committee.

JPMorgan Chase & Co./2015 Annual Report	139

Management’s discussion and analysis

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
Country risk organization
The Country Risk Management group, part of the independent risk management function, works in close partnership with other risk functions to identify and monitor country risk within the Firm. The Firmwide Risk Executive for Country Risk reports to the Firm’s CRO.
Country Risk Management is responsible for the following functions:

•	Developing guidelines and policies consistent with a comprehensive country risk framework

•	Assigning sovereign ratings and assessing country risks

•	Measuring and monitoring country risk exposure and stress across the Firm

•	Managing country limits and reporting trends and limit breaches to senior management

•	Developing surveillance tools for early identification of potential country risk concerns

•	Providing country risk scenario analysis

Country risk identification and measurement
The Firm is exposed to country risk through its lending, investing, and market-making activities, whether cross-border or locally funded. Country exposure includes activity with both government and private-sector entities in a country. Under the Firm’s internal country risk management approach, country exposure is reported based on the country where the majority of the assets of the obligor, counterparty, issuer or guarantor are located or where the majority of its revenue is derived, which may be different than the domicile (legal residence) or country of incorporation of the obligor, counterparty, issuer or guarantor. Country exposures are generally measured by considering the Firm’s risk to an immediate default of the counterparty or obligor, with zero recovery. Assumptions are sometimes required in determining the measurement and allocation of country exposure, particularly in the case of certain tranched credit derivatives. Different measurement approaches or assumptions would affect the amount of reported country exposure.
Under the Firm’s internal country risk measurement framework:

•	Lending exposures are measured at the total committed amount (funded and unfunded), net of the allowance for credit losses and cash and marketable securities collateral received

•	Securities financing exposures are measured at their receivable balance, net of collateral received

•	Debt and equity securities are measured at the fair value of all positions, including both long and short positions

•
Counterparty exposure on derivative receivables is measured at the derivative’s fair value, net of the fair value of the related collateral. Counterparty exposure on derivatives can change significantly because of market movements

•
Credit derivatives protection purchased and sold is reported based on the underlying reference entity and is measured at the notional amount of protection purchased or sold, net of the fair value of the recognized derivative receivable or payable. Credit derivatives protection purchased and sold in the Firm’s market-making activities is measured on a net basis, as such activities often result in selling and purchasing protection related to the same underlying reference entity; this reflects the manner in which the Firm manages these exposures

140	JPMorgan Chase & Co./2015 Annual Report

The Firm also has indirect exposures to country risk (for example, related to the collateral received on securities financing receivables or related to client clearing activities). These indirect exposures are managed in the normal course of business through the Firm’s credit, market, and operational risk governance, rather than through Country Risk Management.
The Firm’s internal country risk reporting differs from the reporting provided under the FFIEC bank regulatory requirements. For further information on the FFIEC’s reporting methodology, see Cross-border outstandings on page 327.
Country risk stress testing
The country risk stress framework aims to identify potential losses arising from a country crisis by capturing the impact of large asset price movements in a country based on market shocks combined with counterparty specific assumptions. Country Risk Management periodically defines and runs ad hoc stress scenarios for individual countries in response to specific market events and sector performance concerns.
Country risk monitoring and control
The Country Risk Management group establishes guidelines for sovereign ratings reviews and limit management. Country stress and nominal exposures are measured under a comprehensive country limit framework. Country ratings and limits are actively monitored and reported on a regular basis. Country limit requirements are reviewed and approved by senior management as often as necessary, but at least annually. In addition, the Country Risk Management group uses surveillance tools, such as signaling models and ratings indicators, for early identification of potential country risk concerns.

Country risk reporting
The following table presents the Firm’s top 20 exposures by country (excluding the U.S.) as of December 31, 2015. The selection of countries is based solely on the Firm’s largest total exposures by country, based on the Firm’s internal country risk management approach, and does not represent the Firm’s view of any actual or potentially adverse credit conditions. Country exposures may fluctuate from period to period due to normal client activity and market flows.

Top 20 country exposures
	December 31, 2015
(in billions)	Lending(a)	Trading and investing(b)(c)	Other(d)	Total exposure
United Kingdom	$23.8	$21.8	$1.1	$46.7
Germany	13.8	16.7	0.2	30.7
France	14.2	11.9	0.1	26.2
Japan	12.9	7.8	0.4	21.1
China	10.3	7.2	1.0	18.5
Canada	13.9	2.9	0.3	17.1
Australia	7.7	5.9	—	13.6
Netherlands	5.0	6.0	1.4	12.4
India	6.1	5.6	0.4	12.1
Brazil	6.2	4.9	—	11.1
Switzerland	6.7	0.9	1.9	9.5
Korea	4.3	3.3	0.1	7.7
Hong Kong	2.8	2.6	1.4	6.8
Italy	2.8	3.8	0.2	6.8
Luxembourg	6.4	0.1	—	6.5
Spain	3.2	2.1	0.1	5.4
Singapore	2.4	1.3	0.7	4.4
Sweden	1.7	2.5	—	4.2
Mexico	2.9	1.3	—	4.2
Belgium	1.7	2.3	—	4.0

(a)
Lending includes loans and accrued interest receivable (net of collateral and the allowance for loan losses), deposits with banks, acceptances, other monetary assets, issued letters of credit net of participations, and unused commitments to extend credit. Excludes intra-day and operating exposures, such as from settlement and clearing activities.

(b)	Includes market-making inventory, AFS securities, counterparty exposure on derivative and securities financings net of collateral and hedging.

(c)	Includes single reference entity (“single-name”), index and tranched credit derivatives for which one or more of the underlying reference entities is in a country listed in the above table.

(d)	Includes capital invested in local entities and physical commodity inventory.

JPMorgan Chase & Co./2015 Annual Report	141

MODEL RISK MANAGEMENT
Model risk
Model risk is the potential for adverse consequences from decisions based on incorrect or misused model outputs and reports.
The Firm uses models for many purposes including the valuation of positions and the measurement of risk. Valuation models are employed by the Firm to value certain financial instruments for which quoted prices may not be readily available. Valuation models may be employed as inputs into risk measurement models including VaR, regulatory capital, estimation of stress loss and the allowance for credit losses.
Models are owned by various functions within the Firm based on the specific purposes of such models. For example, VaR models and certain regulatory capital models are owned by the line of business-aligned risk management functions. Owners of models are responsible for the development, implementation and testing of their models, as well as referral of models to the Model Risk function for review and approval. Once models have been approved, model owners are responsible for the maintenance of a robust operating environment and must monitor and evaluate the performance of the models on an ongoing basis. Model owners may seek to enhance models in response to changes in the portfolios and in product and market developments, as well as to capture improvements in available modeling techniques and systems capabilities.
The Model Risk review and governance functions review and approve a wide range of models, including risk management, valuation, and regulatory capital models used by the Firm. Independent of the model owners, the Model Risk review and governance functions are part of the Firm’s Model Risk unit, and the Firmwide Model Risk Executive reports to the Firm’s CRO.

Models are tiered based on an internal standard according to their complexity, the exposure associated with the model and the Firm’s reliance on the model. This tiering is subject to the approval of the Model Risk function. A model review conducted by the Model Risk function considers the model’s suitability for the specific uses to which it will be put. The factors considered in reviewing a model include whether the model accurately reflects the characteristics of the product and its significant risks, the selection and reliability of model inputs, consistency with models for similar products, the appropriateness of any model-related adjustments, and sensitivity to input parameters and assumptions that cannot be observed from the market. When reviewing a model, the Model Risk function analyzes and challenges the model methodology and the reasonableness of model assumptions and may perform or require additional testing, including back-testing of model outcomes. Model reviews are approved by the appropriate level of management within the Model Risk function based on the relevant tier of the model.
Under the Firm’s Model Risk Policy, the Model Risk function reviews and approves new models, as well as material changes to existing models, prior to implementation in the operating environment. In certain circumstances, the head of the Model Risk function may grant exceptions to the Firm’s model risk policy to allow a model to be used prior to review or approval. The Model Risk function may also require the owner to take appropriate actions to mitigate the model risk if it is to be used in the interim. These actions will depend on the model and may include, for example, limitation of trading activity.
For a summary of valuations based on models, see Critical Accounting Estimates Used by the Firm and Note 3.

142	JPMorgan Chase & Co./2015 Annual Report

PRINCIPAL RISK MANAGEMENT
Principal investments are predominantly privately-held financial assets and instruments, typically representing an ownership or junior capital position, that have unique risks due to their illiquidity or for which there is less observable market or valuation data. Such investing activities are typically intended to be held over extended investment periods and, accordingly, the Firm has no expectation for short-term gain with respect to these investments. Principal investments cover multiple asset classes and are made either in stand-alone investing businesses or as part of a broader business platform. Asset classes include tax-oriented investments (e.g., affordable housing and alternative energy investments), private equity and various debt investments.

The Firm’s principal investments are managed under various lines of business and are captured within the respective LOB’s financial results. The Firm’s approach to managing principal risk is consistent with the Firm’s general risk governance structure. A Firmwide risk policy framework exists for all principal investing activities. All investments are approved by investment committees that include executives who are independent from the investing businesses. The Firm’s independent control functions are responsible for reviewing the appropriateness of the carrying value of principal investments in accordance with relevant policies. Approved levels for such investments are established for each relevant business in order to manage the overall size of the portfolios. Industry, geographic, and position level concentration limits are in place and are intended to ensure diversification of the portfolios. The Firm also conducts stress testing on these portfolios using specific scenarios that estimate losses based on significant market moves and/or other risk events.

JPMorgan Chase & Co./2015 Annual Report	143

Management’s discussion and analysis

OPERATIONAL RISK MANAGEMENT
Operational risk is the risk of loss resulting from inadequate or failed processes or systems, human factors or due to external events that are neither market- nor credit-related. Operational risk is inherent in the Firm’s activities and can manifest itself in various ways, including fraudulent acts, business interruptions, inappropriate behavior of employees, failure to comply with applicable laws and regulations or failure of vendors to perform in accordance with their arrangements. These events could result in financial losses, litigation and regulatory fines, as well as other damage to the Firm. The goal is to keep operational risk at appropriate levels, in light of the Firm’s financial strength, the characteristics of its businesses, the markets in which it operates, and the competitive and regulatory environment to which it is subject.
Overview
To monitor and control operational risk, the Firm maintains an Operational Risk Management Framework (“ORMF”) designed to enable the Firm to maintain a sound and well-controlled operational environment. The four main components of the ORMF include: governance, risk identification and assessment, monitoring and reporting, and measurement.
Risk Management is responsible for prescribing the ORMF to the lines of business and corporate functions and for providing independent oversight of its implementation. The lines of business and corporate functions are responsible for implementing the ORMF. The Firmwide Oversight and Control Group (“O&C”), which consists of dedicated control officers within each of the lines of business and corporate functional areas, as well as a central oversight team, is responsible for day to day execution of the ORMF.
Operational risk management framework
The components of the Operational Risk Management Framework are:
Governance
The Firm’s operational risk governance function reports to the Firm’s CRO and is responsible for defining the ORMF and establishing the firmwide operational risk management governance structure, policies and standards. The Firmwide Risk Executive for Operational Risk Governance, a direct report of the CRO, works with the line of business CROs to provide independent oversight of the implementation of the ORMF across the Firm. Operational Risk Officers (“OROs”), who report to the LOB Chief Risk Officers or to the Firmwide Risk Executive for Operational Risk Governance, are independent of the lines of business and corporate functions, and O&C. The OROs provide oversight of the implementation of the ORMF within in each line of business and corporate function.

Line of business, corporate function and regional control committees oversee the operational risk and control environments of their respective businesses, functions or regions. These committees escalate operational risk issues to the FCC, as appropriate. For additional information on the Firmwide Control Committee, see Enterprise Risk Management on pages 107–111.
Risk Identification and Self-Assessment
In order to evaluate and monitor operational risk, the lines of business and corporate functions utilize several processes to identify, assess, mitigate and manage operational risk. Firmwide standards are in place for each of these processes and set the minimum requirements for how they must be applied.
The Firm’s risk and control self-assessment (“RCSA”) process and supporting architecture requires management to identify material inherent operational risks, assess the design and operating effectiveness of relevant controls in place to mitigate such risks, and evaluate residual risk. Action plans are developed for control issues that are identified, and businesses are held accountable for tracking and resolving issues on a timely basis. Risk Management performs an independent challenge of the RCSA program including residual risk results.
The Firm also tracks and monitors operational risk events which are analyzed by the responsible businesses and corporate functions. This enables identification of the root causes of the operational risk events and evaluation of the associated controls.
Furthermore, lines of business and corporate functions establish key risk indicators to manage and monitor operational risk and the control environment. These assist in the early detection and timely escalation of issues or events.
Risk monitoring and reporting
Operational risk management and control reports provide information, including actual operational loss levels, self-assessment results and the status of issue resolution to the lines of business and senior management. In addition, key control indicators and operating metrics are monitored against targets and thresholds. The purpose of these reports is to enable management to maintain operational risk at appropriate levels within each line of business, to escalate issues and to provide consistent data aggregation across the Firm’s businesses and functions.

144	JPMorgan Chase & Co./2015 Annual Report

Measurement
Two standard forms of operational risk measurement include operational risk capital and operational risk losses under baseline and stressed conditions.
The Firm’s operational risk capital methodology incorporates the four required elements of the Advanced Measurement Approach under the Basel III framework:

•	Internal losses,

•	External losses,

•	Scenario analysis, and

•	Business environment and internal control factors.
The primary component of the operational risk capital estimate is the result of a statistical model, the Loss Distribution Approach (“LDA”), which simulates the frequency and severity of future operational risk losses based on historical data. The LDA model is used to estimate an aggregate operational risk loss over a one-year time horizon, at a 99.9% confidence level. The LDA model incorporates actual internal operational risk losses in the quarter following the period in which those losses were realized, and the calculation generally continues to reflect such losses even after the issues or business activities giving rise to the losses have been remediated or reduced.
The calculation is supplemented by external loss data as needed, as well as both management’s view of plausible tail risk, which is captured as part of the Scenario Analysis process, and evaluation of key LOB internal control metrics (BEICF). The Firm may further supplement such analysis to incorporate feedback from its bank regulators.
The Firm considers the impact of stressed economic conditions on operational risk losses and a forward looking view of material operational risk events that may occur in a stressed environment. The Firm’s operational risk stress testing framework is utilized in calculating results for the Firm’s CCAR, ICAAP and Risk Appetite processes.
For information related to operational risk RWA, CCAR or ICAAP, see Capital Management section, pages 149–158.
Insurance
One of the ways operational loss may be mitigated is through insurance maintained by the Firm. The Firm purchases insurance to be in compliance with local laws and regulations (e.g., workers compensation), as well as to serve other needs (e.g., property loss and public liability). Insurance may also be required by third parties with whom the Firm does business. The insurance purchased is reviewed and approved by senior management.
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
The Firm has established, and continues to establish, defenses to mitigate other possible future attacks. To enhance its defense capabilities, the Firm increased cybersecurity spending from approximately $250 million in 2014, to approximately $500 million in 2015, and expects the spending to increase to more than $600 million in 2016. Enhancements include more robust testing, advanced analytics, improved technology coverage, strengthened access management and controls and a program to increase employee awareness about cybersecurity risks and best practices.
Business and technology resiliency
JPMorgan Chase’s global resiliency and crisis management program is intended to ensure that the Firm has the ability to recover its critical business functions and supporting assets (i.e., staff, technology and facilities) in the event of a

JPMorgan Chase & Co./2015 Annual Report	145

Management’s discussion and analysis

business interruption, and to remain in compliance with global laws and regulations as they relate to resiliency risk. The program includes corporate governance, awareness and training, as well as strategic and tactical initiatives aimed to ensure that risks are properly identified, assessed, and managed.
The Firm has established comprehensive tracking and reporting of resiliency plans in order to proactively anticipate and manage various potential disruptive circumstances such as severe weather and flooding, technology and communications outages, cyber incidents, mass transit shutdowns and terrorist threats, among others. The resiliency measures utilized by the Firm include backup infrastructure for data centers, a geographically distributed workforce, dedicated recovery facilities, providing technological capabilities to support remote work capacity for displaced staff and accommodation of employees at alternate locations. JPMorgan Chase continues to coordinate its global resiliency program across the Firm and mitigate business continuity risks by reviewing and testing recovery procedures. The strength and proficiency of the Firm’s global resiliency program has played an integral role in maintaining the Firm’s business operations during and quickly after various events in 2015 that have resulted in business interruptions, such as severe winter weather and flooding in the U.S. and various global protest-related activities.

LEGAL RISK MANAGEMENT
Legal risk is the risk of loss or imposition of damages, fines, penalties or other liability arising from failure to comply with a contractual obligation or to comply with laws or regulations to which the Firm is subject.
Overview
In addition to providing legal services and advice to the Firm, and communicating and helping the lines of business adjust to the legal and regulatory changes they face, including the heightened scrutiny and expectations of the Firm’s regulators, the global Legal function is responsible for working with the businesses and corporate functions to fully understand and assess their adherence to laws and regulations. In particular, Legal assists Oversight & Control, Risk, Finance, Compliance and Internal Audit in their efforts to ensure compliance with all applicable laws and regulations and the Firm’s corporate standards for doing business. The Firm’s lawyers also advise the Firm on potential legal exposures on key litigation and transactional matters, and perform a significant defense and advocacy role by defending the Firm against claims and potential claims and, when needed, pursuing claims against others.
Governance and oversight
The Firm’s General Counsel reports to the CEO and is a member of the Operating Committee, the Firmwide Risk Committee and the Firmwide Control Committee. The General Counsel’s leadership team includes a General Counsel for each line of business, the heads of the Litigation and Corporate & Regulatory practices, as well as the Firm’s Corporate Secretary. Each region (e.g., Latin America, Asia Pacific) has a General Counsel who is responsible for managing legal risk across all lines of business and functions in the region.
Legal works with various committees (including new business initiative and reputation risk committees) and the Firm’s businesses to protect the Firm’s reputation beyond any particular legal requirements. In addition, it advises the Firm’s Conflicts Office which reviews the Firm’s wholesale transactions that may have the potential to create conflicts of interest for the Firm.

146	JPMorgan Chase & Co./2015 Annual Report

COMPLIANCE RISK MANAGEMENT
Compliance risk is the risk of failure to comply with applicable laws, rules, and regulations.
Overview
Each line of business is accountable for managing its compliance risk. The Firm’s Compliance Organization (“Compliance”), which is independent of the lines of business, works closely with the Operating Committee and management to provide independent review, monitoring and oversight of business operations with a focus on compliance with the legal and regulatory obligations applicable to the offering of the Firm’s products and services to clients and customers.
These compliance risks relate to a wide variety of legal and regulatory obligations, depending on the line of business and the jurisdiction, and include those related to products and services, relationships and interactions with clients and customers, and employee activities.
For example, one compliance risk, fiduciary risk, is the failure to exercise the applicable high standard of care, to act in the best interests of clients or to treat clients fairly, as required under applicable law or regulation. Other specific compliance risks include those associated with anti-money laundering compliance, trading activities, market conduct, and complying with the rules and regulations related to the offering of products and services across jurisdictional borders, among others.
Compliance implements various practices designed to identify and mitigate compliance risk by implementing policies, testing and monitoring, training and providing guidance.
In recent years, the Firm has experienced heightened scrutiny by its regulators of its compliance with regulations, and with respect to its controls and operational processes. In certain instances, the Firm has entered into Consent Orders with its regulators requiring the Firm to take certain specified actions to remediate compliance with regulations and improve its controls. The Firm expects that such regulatory scrutiny will continue.

Governance and oversight
Compliance is led by the Firms’ Chief Compliance Officer (“CCO”) who reports directly to the Firm’s COO. The Firm maintains oversight and coordination in its Compliance Risk Management practices globally through the Firm’s CCO, lines of business CCOs and regional CCOs to implement the Compliance program across the lines of business and regions. The Firm’s CCO is a member of the Firmwide Control Committee and the Firmwide Risk Committee. The Firm’s CCO also provides regular updates to the Audit Committee and DRPC. In addition, from time to time, special committees of the Board have been established to oversee the Firm’s compliance with regulatory Consent Orders.
The Firm has in place a Code of Conduct (the “Code”), and each employee is given annual training in respect of the Code and is required annually to affirm his or her compliance with the Code. The Code sets forth the Firm’s core principles and fundamental values, including that no employee should ever sacrifice integrity - or give the impression that he or she has. The Code requires prompt reporting of any known or suspected violation of the Code, any internal Firm policy, or any law or regulation applicable to the Firm’s business. It also requires the reporting of any illegal conduct, or conduct that violates the underlying principles of the Code, by any of the Firm’s employees, customers, suppliers, contract workers, business partners, or agents. Specified employees are specially trained and designated as “code specialists” who act as a resource to employees on Code of Conduct matters. In addition, concerns may be reported anonymously and the Firm prohibits retaliation against employees for the good faith reporting of any actual or suspected violations of the Code. The Code and the associated employee compliance program are focused on the regular assessment of certain key aspects of the Firm’s culture and conduct initiatives.

JPMorgan Chase & Co./2015 Annual Report	147

REPUTATION RISK MANAGEMENT
Reputation risk is the risk that an action, transaction, investment or event will reduce trust in the Firm’s integrity or competence by our various constituents, including clients, counterparties, investors, regulators, employees and the broader public. Maintaining the Firm’s reputation is the responsibility of each individual employee of the Firm. The Firm’s Reputation Risk Governance policy explicitly vests each employee with the responsibility to consider the reputation of the Firm when engaging in any activity. Since the types of events that could harm the Firm’s reputation are so varied across the Firm’s lines of business, each line of business has a separate reputation risk governance infrastructure in place, which consists of three key elements: clear, documented escalation criteria appropriate to the business; a designated primary discussion forum — in most cases, one or more dedicated reputation risk committees; and a list of designated contacts, to whom questions relating to reputation risk should be referred. Line of business reputation risk governance is overseen by a Firmwide Reputation Risk Governance function, which provides oversight of the governance infrastructure and process to support the consistent identification, escalation, management and reporting of reputation risk issues firmwide.

148	JPMorgan Chase & Co./2015 Annual Report

CAPITAL MANAGEMENT
Capital risk is the risk the Firm has an insufficient level and composition of capital to support the Firm’s business activities and associated risks during normal economic environments and stressed conditions.
A strong capital position is essential to the Firm’s business strategy and competitive position. The Firm’s capital strategy focuses on long-term stability, which enables the Firm to build and invest in market-leading businesses, even in a highly stressed environment. Prior to making any decisions on future business activities, senior management considers the implications on the Firm’s capital. In addition to considering the Firm’s earnings outlook, senior management evaluates all sources and uses of capital with a view to preserving the Firm’s capital strength. Maintaining a strong balance sheet to manage through economic volatility is considered a strategic imperative by the Firm’s Board of Directors, CEO and Operating Committee. The Firm’s balance sheet philosophy focuses on risk-adjusted returns, strong capital and reserves, and robust liquidity.

The Firm’s capital management objectives are to hold capital sufficient to:

•	Cover all material risks underlying the Firm’s business activities;

•	Maintain “well-capitalized” status and meet regulatory capital requirements;

•	Retain flexibility to take advantage of future investment opportunities;

•	Maintain sufficient capital in order to continue to build and invest in its businesses through the cycle and in stressed environments; and

•	Distribute excess capital to shareholders while balancing the other objectives stated above.
These objectives are achieved through ongoing monitoring and management of the Firm’s capital position, regular stress testing, and a capital governance framework. Capital management is intended to be flexible in order to react to a range of potential events. JPMorgan Chase has firmwide and LOB processes for ongoing monitoring and active management of its capital position.

JPMorgan Chase & Co./2015 Annual Report	149

Management’s discussion and analysis

The following tables present the Firm’s Transitional and Fully Phased-In risk-based and leverage-based capital metrics under both Basel III Standardized and Advanced approaches. The Firm’s Basel III CET1 ratio exceeds the regulatory minimum as of December 31, 2015. For further discussion of these capital metrics and the Standardized and Advanced approaches refer to Monitoring and management of capital on pages 151–155.

	Transitional				Fully Phased-In
December 31, 2015 (in millions, except ratios)	Standardized		Advanced	Minimum capital ratios (c)	Standardized	Advanced	Minimum capital ratios (d)
Risk-based capital metrics:
CET1 capital	$175,398		$175,398		$173,189	$173,189
Tier 1 capital	200,482		200,482		199,047	199,047
Total capital	234,413		224,616		229,976	220,179
Risk-weighted assets	1,465,262	(b)	1,485,336		1,474,870	1,495,520
CET1 capital ratio	12.0%		11.8%	4.5%	11.7%	11.6%	10.5%
Tier 1 capital ratio	13.7		13.5	6.0	13.5	13.3	12.0
Total capital ratio	16.0		15.1	8.0	15.6	14.7	14.0
Leverage-based capital metrics:
Adjusted average assets	2,361,177		2,361,177		2,360,499	2,360,499
Tier 1 leverage ratio(a)	8.5%		8.5%	4.0	8.4%	8.4%	4.0
SLR leverage exposure	NA		$3,079,797		NA	$3,079,119
SLR	NA		6.5%	NA	NA	6.5%	5.0	(e)

	Transitional				Fully Phased-In
December 31, 2014 (in millions, except ratios)	Standardized		Advanced	Minimum capital ratios (c)	Standardized	Advanced	Minimum capital ratios (d)
Risk-based capital metrics:
CET1 capital	$164,426		$164,426		$164,514	$164,514
Tier 1 capital	186,263		186,263		184,572	184,572
Total capital	221,117		210,576		216,719	206,179
Risk-weighted assets	1,472,602	(b)	1,608,240		1,561,145	1,619,287
CET1 capital ratio	11.2%		10.2%	4.5%	10.5%	10.2%	9.5%
Tier 1 capital ratio	12.6		11.6	6.0	11.8	11.4	11.0
Total capital ratio	15.0		13.1	8.0	13.9	12.7	13.0
Leverage-based capital metrics:
Adjusted average assets	2,464,915		2,464,915		2,463,902	2,463,902
Tier 1 leverage ratio(a)	7.6%		7.6%	4.0	7.5%	7.5%	4.0
SLR leverage exposure	NA		NA		NA	$3,320,404
SLR	NA		NA	NA	NA	5.6%	5.0	(e)
Note: As of December 31, 2015 and 2014, the lower of the Standardized or Advanced capital ratios under each of the transitional and fully phased in approaches in the table above represents the Firm’s Collins Floor, as discussed in Monitoring and management of Capital on page 151.

(a)	The Tier 1 leverage ratio is not a risk-based measure of capital. This ratio is calculated by dividing Tier 1 capital by adjusted average assets.

(b)	Effective January 1, 2015, the Basel III Standardized RWA is calculated under the Basel III definition of the Standardized approach. Prior periods were based on Basel I (inclusive of Basel 2.5).

(c)	Represents the transitional minimum capital ratios applicable to the Firm under Basel III as of December 31, 2015 and 2014.

(d)
Represents the minimum capital ratios applicable to the Firm on a fully phased-in Basel III basis. At December 31, 2015, the ratios include the Firm’s estimate of its Fully Phased-In U.S. GSIB surcharge of 3.5%, based on the final U.S. GSIB rule published by the Federal Reserve on July 20, 2015. At December 31, 2014, the ratios included the Firm’s GSIB surcharge of 2.5% which was published in November 2014 by the Financial Stability Board and calculated under the Basel Committee on Banking Supervisions Final GSIB rule. The minimum capital ratios will be fully phased-in effective January 1, 2019. For additional information on the GSIB surcharge, see page 152.

(e)	In the case of the SLR, the fully phased-in minimum ratio is effective beginning January 1, 2018.

150	JPMorgan Chase & Co./2015 Annual Report

Strategy and governance
The Firm’s CEO, in conjunction with the Board of Directors, establishes principles and guidelines for capital planning, issuance, usage and distributions, and establishes capital targets for the level and composition of capital in both business-as-usual and highly stressed environments.
The Firm’s senior management recognizes the importance of a capital management function that supports strategic decision-making. The Capital Governance Committee and the Regulatory Capital Management Office (“RCMO”) are key components in support of this objective. The Capital Governance Committee is responsible for reviewing the Firm’s Capital Management Policy and the principles underlying capital issuance and distribution alternatives. The Committee is also responsible for governing the capital adequacy assessment process, including overall design, assumptions and risk streams, and ensuring that capital stress test programs are designed to adequately capture the idiosyncratic risks across the Firm’s businesses. RCMO, which reports to the Firm’s CFO, is responsible for reviewing, approving and monitoring the implementation of the Firm’s capital policies and strategies, as well as its capital adequacy assessment process. The review assesses the effectiveness of the capital adequacy process, the appropriateness of the risk tolerance levels, and the strength of the control infrastructure. The DRPC oversees the Firm’s capital adequacy process and its components. The Basel Independent Review function (“BIR”), which reports to the RCMO and the Capital Governance Committee, conducts independent assessments of the Firm’s regulatory capital framework to ensure compliance with the applicable U.S. Basel rules in support of the DRPC’s and senior management’s oversight of the Firm’s capital processes. For additional discussion on the DRPC, see Enterprise-wide Risk Management on pages 107–111.
Monitoring and management of capital
In its monitoring and management of capital, the Firm takes into consideration an assessment of economic risk and all regulatory capital requirements to determine the level of capital needed to meet and maintain the objectives discussed above, as well as to support the framework for allocating capital to its business segments. While economic risk is considered prior to making decisions on future business activities, in most cases, the Firm considers risk-based regulatory capital to be a proxy for economic risk capital.
Regulatory capital
The Federal Reserve establishes capital requirements, including well capitalized standards, for the consolidated financial holding company. The OCC establishes similar minimum capital requirements for the Firm’s national banks, including JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A.
The U.S. capital requirements generally follow the Capital Accord of the Basel Committee, as amended from time to time. Prior to January 1, 2014, the Firm and its banking subsidiaries were subject to the capital requirements of Basel I and Basel 2.5. Effective January 1, 2014, the Firm became subject to Basel III (which incorporates Basel 2.5).

Basel III overview
Basel III capital rules, for large and internationally active U.S. bank holding companies and banks, including the Firm and its insured depository institution (“IDI”) subsidiaries, revised, among other things, the definition of capital and introduced a new CET1 capital requirement. Basel III presents two comprehensive methodologies for calculating RWA, a general (Standardized) approach, which replaced Basel I RWA effective January 1, 2015 (“Basel III Standardized”) and an advanced approach, which replaced Basel II RWA (“Basel III Advanced”); and sets out minimum capital ratios and overall capital adequacy standards. Certain of the requirements of Basel III are subject to phase-in periods that began on January 1, 2014 and continue through the end of 2018 (“transitional period”).
The capital adequacy of the Firm and its national bank subsidiaries is evaluated against the Basel III approach (Standardized or Advanced) which results in the lower ratio (the “Collins Floor”), as required by the Collins Amendment of the Dodd-Frank Act.
Basel III establishes capital requirements for calculating credit risk and market risk RWA, and in the case of Basel III Advanced, operational risk RWA. Key differences in the calculation of credit risk RWA between the Standardized and Advanced approaches are that for Basel III Advanced, credit risk RWA is based on risk-sensitive approaches which largely rely on the use of internal credit models and parameters, whereas for Basel III Standardized, credit risk RWA is generally based on supervisory risk-weightings which vary primarily by counterparty type and asset class. Market risk RWA is calculated on a generally consistent basis between Basel III Standardized and Basel III Advanced, both of which incorporate the requirements set forth in Basel 2.5. In addition to the RWA calculated under these methodologies, the Firm may supplement such amounts to incorporate management judgment and feedback from its bank regulators.
Basel III also includes a requirement for Advanced Approach banking organizations, including the Firm, to calculate a Supplementary Leverage Ratio (“SLR”). For additional information on SLR, see page 155.
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

JPMorgan Chase & Co./2015 Annual Report	151

Management’s discussion and analysis

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

Risk-based capital regulatory minimums
The following chart presents the Basel III minimum CET1 capital ratio during the transitional periods and on a fully phased-in basis under the Basel III rules currently in effect.
At December 31, 2015 and 2014, JPMorgan Chase maintained Basel III Standardized Transitional and Basel III Advanced Transitional capital ratios in excess of the well-capitalized standards established by the Federal Reserve. Additional information regarding the Firm’s capital ratios, as well as the U.S. federal regulatory capital standards to which the Firm is subject, is presented in Note 28. For further information on the Firm’s Basel III measures, see the Firm’s Pillar 3 Regulatory Capital Disclosures reports, which are available on the Firm’s website (http://investor.shareholder.com/jpmorganchase/basel.cfm).
All banking institutions are currently required to have a minimum capital ratio of 4.5% of CET1 capital. Certain banking organizations, including the Firm, will be required to hold additional amounts of capital to serve as a “capital conservation buffer.” The capital conservation buffer is intended to be used to absorb potential losses in times of financial or economic stress. If not maintained, the Firm could be limited in the amount of capital that may be distributed, including dividends and common equity repurchases. The capital conservation buffer is to be phased-in over time, beginning January 1, 2016 through January 1, 2019.

When fully phased-in, the capital conservation buffer requires an additional 2.5% of CET1 capital, as well as additional levels of capital in the form of a GSIB surcharge and the recently implemented countercyclical capital buffer. On July 20, 2015, the Federal Reserve issued a final rule requiring GSIBs to calculate their GSIB surcharge, on an annual basis, under two separately prescribed methods, and to be subject to the higher of the two. The first method (“Method 1”) reflects the GSIB surcharge as prescribed by Basel rules, and is calculated across five criteria: size, cross-jurisdictional activity, interconnectedness, complexity and substitutability. The second method (“Method 2”) modifies the requirements to include a measure of short-term wholesale funding in place of substitutability, and introduces a GSIB score “multiplication factor.” Based upon data as of December 31, 2015, the Firm estimates its fully phased-in GSIB surcharge would be 2% of CET1 capital under Method 1 and 3.5% under Method 2. On July 20, 2015, the date of the last published estimate, the Federal Reserve had estimated the Firm’s GSIB surcharge to be 2.5% under Method 1 and 4.5% under Method 2 as of December 31, 2014.

152	JPMorgan Chase & Co./2015 Annual Report

The countercyclical capital buffer is a potential expansion of the capital conservation buffer that takes into account the macro financial environment in which large, internationally active banks function. As of December 31, 2015 the Federal Reserve reaffirmed setting the U.S. countercyclical capital buffer at 0%, and stated that it will review the amount at least annually. The countercyclical capital buffer can be increased if the Federal Reserve, FDIC and OCC determine that credit growth in the economy has become excessive and can be set at up to an additional 2.5% of RWA. On December 21, 2015, the Federal Reserve, in conjunction with the FDIC and OCC, requested public comment, due March 21, 2016, on a proposed policy statement detailing the framework that would be followed in setting the U.S. Basel III countercyclical capital buffer.
Based on the Firm’s most recent estimate of its GSIB surcharge and the current countercyclical buffer being set at 0%, the Firm estimates its fully phased-in capital conservation buffer would be 6%.
As well as meeting the capital ratio requirements of Basel III, the Firm must, in order to be “well-capitalized”, maintain a minimum 6% Tier 1 and a 10% Total capital requirement. Each of the Firm’s IDI subsidiaries must maintain a minimum 5% Tier 1 leverage, 6.5% CET1, 8% Tier 1 and 10% Total capital standard to meet the definition of “well-capitalized” under the Prompt Corrective Action (“PCA”) requirements of the FDIC Improvement Act(“FDICIA”) for IDI subsidiaries. The PCA standards for IDI subsidiaries were effective January 1, 2015.

A reconciliation of total stockholders’ equity to Basel III Standardized and Advanced Fully Phased-In CET1 capital, Tier 1 capital and Total capital is presented in the table below. Beginning July 21, 2015, the Volcker Rule provisions regarding the prohibitions against proprietary trading and holding ownership interests in or sponsoring “covered funds” became effective. The deduction from Basel III Tier 1 capital associated with the permissible holdings of covered funds acquired after December 31, 2013 was not material as of December 31, 2015. For additional information on the components of regulatory capital, see Note 28.

Capital components
(in millions)	December 31, 2015
Total stockholders’ equity	$247,573
Less: Preferred stock	26,068
Common stockholders’ equity	221,505
Less:
Goodwill	47,325
Other intangible assets	1,015
Add:
Deferred tax liabilities(a)	3,148
Less: Other CET1 capital adjustments	3,124
Standardized/Advanced CET1 capital	173,189
Preferred stock	26,068
Less:
Other Tier 1 adjustments	210
Standardized/Advanced Tier 1 capital	$199,047
Long-term debt and other instruments qualifying as Tier 2 capital	$16,679
Qualifying allowance for credit losses	14,341
Other	(91)
Standardized Fully Phased-In Tier 2 capital	$30,929
Standardized Fully Phased-in Total capital	$229,976
Adjustment in qualifying allowance for credit losses for Advanced Tier 2 capital	(9,797)
Advanced Fully Phased-In Tier 2 capital	$21,132
Advanced Fully Phased-In Total capital	$220,179

(a)
Represents deferred tax liabilities related to tax-deductible goodwill and to identifiable intangibles created in nontaxable transactions, which are netted against goodwill and other intangibles when calculating TCE.

JPMorgan Chase & Co./2015 Annual Report	153

Management’s discussion and analysis

The following table presents a reconciliation of the Firm’s Basel III Transitional CET1 capital to the Firm’s estimated Basel III Fully Phased-In CET1 capital as of December 31, 2015.

(in millions)	December 31, 2015
Transitional CET1 capital	$175,398
AOCI phase-in(a)	427
CET1 capital deduction phase-in(b)	(2,005)
Intangible assets deduction phase-in(c)	(546)
Other adjustments to CET1 capital(d)	(85)
Fully Phased-In CET1 capital	$173,189

(a)
Includes the remaining balance of AOCI related to AFS debt securities and defined benefit pension and other postretirement employee benefit (“OPEB”) plans that will qualify as Basel III CET1 capital upon full phase-in.

(b)
Predominantly includes regulatory adjustments related to changes in FVA/DVA, as well as CET1 deductions for defined benefit pension plan assets and deferred tax assets related to net operating loss and tax credit carryforwards.

(c)	Relates to intangible assets, other than goodwill and MSRs, that are required to be deducted from CET1 capital upon full phase-in.

(d)	Includes minority interest and the Firm’s investments in its own CET1 capital instruments.

Capital rollforward
The following table presents the changes in Basel III Fully Phased-In CET1 capital, Tier 1 capital and Tier 2 capital for the year ended December 31, 2015.

Year Ended December 31, (in millions)	2015
Standardized/Advanced CET1 capital at December 31, 2014	$164,514
Net income applicable to common equity	22,927
Dividends declared on common stock	(6,484)
Net purchase of treasury stock	(3,835)
Changes in additional paid-in capital	(770)
Changes related to AOCI	(2,116)
Adjustment related to FVA/DVA	(454)
Other	(593)
Increase in Standardized/Advanced CET1 capital	8,675
Standardized/Advanced CET1 capital at December 31, 2015	$173,189

Standardized/Advanced Tier 1 capital at December 31, 2014	$184,572
Change in CET1 capital	8,675
Net issuance of noncumulative perpetual preferred stock	6,005
Other	(205)
Increase in Standardized/Advanced Tier 1 capital	14,475
Standardized/Advanced Tier 1 capital at December 31, 2015	$199,047

Standardized Tier 2 capital at December 31, 2014	$32,147
Change in long-term debt and other instruments qualifying as Tier 2	(748)
Change in qualifying allowance for credit losses	(466)
Other	(4)
Increase in Standardized Tier 2 capital	(1,218)
Standardized Tier 2 capital at December 31, 2015	$30,929
Standardized Total capital at December 31, 2015	$229,976
Advanced Tier 2 capital at December 31, 2014	$21,607
Change in long-term debt and other instruments qualifying as Tier 2	(748)
Change in qualifying allowance for credit losses	277
Other	(4)
Increase in Advanced Tier 2 capital	(475)
Advanced Tier 2 capital at December 31, 2015	$21,132
Advanced Total capital at December 31, 2015	$220,179

154	JPMorgan Chase & Co./2015 Annual Report

RWA rollforward
The following table presents changes in the components of RWA under Basel III Standardized and Advanced Fully Phased-In for the year ended December 31, 2015. The amounts in the rollforward categories are estimates, based on the predominant driver of the change.

	Standardized			Advanced
Year ended December 31, 2015 (in billions)	Credit risk RWA	Market risk RWA	Total RWA	Credit risk RWA	Market risk RWA	Operational risk RWA	Total RWA
December 31, 2014	$1,381	$180	$1,561	$1,040	$179	$400	$1,619
Model & data changes(a)	(17)	(15)	(32)	(38)	(15)	—	(53)
Portfolio runoff(b)	(13)	(8)	(21)	(21)	(8)	—	(29)
Movement in portfolio levels(c)	(18)	(15)	(33)	(27)	(14)	—	(41)
Changes in RWA	(48)	(38)	(86)	(86)	(37)	—	(123)
December 31, 2015	$1,333	$142	$1,475	$954	$142	$400	$1,496

(a)	Model & data changes refer to movements in levels of RWA as a result of revised methodologies and/or treatment per regulatory guidance (exclusive of rule changes).

(b)
Portfolio runoff for credit risk RWA reflects reduced risk from position rolloffs in legacy portfolios in Mortgage Banking, (primarily under the Advanced framework) and Broker Dealer Services (primarily under the Standardized framework); and for market risk RWA reflects reduced risk from position rolloffs in legacy portfolios in the wholesale businesses.

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
On September 3, 2014, the U.S. banking regulators adopted a final rule for the calculation of the SLR. The U.S. final rule requires public disclosure of the SLR beginning with the first quarter of 2015, and also requires U.S. bank holding companies, including the Firm, to have a minimum SLR of 5% and IDI subsidiaries, including JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A., to have a minimum SLR of 6%, both beginning January 1, 2018. As of December 31, 2015, the Firm estimates that JPMorgan Chase Bank, N.A.’s and Chase Bank USA, N.A.’s Fully Phased-In SLRs are approximately 6.6% and 8.3%, respectively.
The following table presents the components of the Firm’s Fully Phased-In SLR, a non-GAAP financial measure, as of December 31, 2015.

(in millions, except ratio)	December 31, 2015
Fully Phased-in Tier 1 Capital	$199,047
Total average assets	2,408,253
Less: amounts deducted from Tier 1 capital	47,754
Total adjusted average assets(a)	2,360,499
Off-balance sheet exposures(b)	718,620
SLR leverage exposure	$3,079,119
SLR	6.5%

(a)
Adjusted average assets, for purposes of calculating the SLR, includes total quarterly average assets adjusted for on-balance sheet assets that are subject to deduction from Tier 1 capital, predominantly goodwill and other intangible assets.

(b)	Off-balance sheet exposures are calculated as the average of the three month-end spot balances in the reporting quarter.

Planning and stress testing
Comprehensive Capital Analysis and Review
The Federal Reserve requires large bank holding companies, including the Firm, to submit a capital plan on an annual basis. The Federal Reserve uses the CCAR and Dodd-Frank Act stress test processes to ensure that large bank holding companies have sufficient capital during periods of economic and financial stress, and have robust, forward-looking capital assessment and planning processes in place that address each bank holding company’s (“BHC”) unique risks to enable them to have the ability to absorb losses under certain stress scenarios. Through the CCAR, the Federal Reserve evaluates each BHC’s capital adequacy and internal capital adequacy assessment processes, as well as its plans to make capital distributions, such as dividend payments or stock repurchases.
On March 11, 2015, the Federal Reserve informed the Firm that it did not object, on either a quantitative or qualitative basis, to the Firm’s 2015 capital plan. For information on actions taken by the Firm’s Board of Directors following the 2015 CCAR results, see Capital actions on page 157.
For 2016, the Federal Reserve revised the capital plan cycle for the CCAR process. Under the revised time line, the Firm is required to submit its 2016 capital plan to the Federal Reserve by April 5, 2016. The Federal Reserve has indicated that it expects to respond to the capital plan submissions of bank holding companies by June 30, 2016.
The Firm’s CCAR process is integrated into and employs the same methodologies utilized in the Firm’s ICAAP process, as discussed below.

JPMorgan Chase & Co./2015 Annual Report	155

Management’s discussion and analysis

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
Each business segment is allocated capital by taking into consideration stand-alone peer comparisons, regulatory capital requirements (as estimated under Basel III Advanced Fully Phased-In) and economic risk. Capital is also allocated to each line of business for, among other things, goodwill and other intangibles associated with acquisitions effected by the line of business. ROE is measured and internal targets for expected returns are established as key measures of a business segment’s performance.

Line of business equity	Yearly average
Year ended December 31, (in billions)	2015	2014	2013
Consumer & Community Banking	$51.0	$51.0	$46.0
Corporate & Investment Bank	62.0	61.0	56.5
Commercial Banking	14.0	14.0	13.5
Asset Management	9.0	9.0	9.0
Corporate	79.7	72.4	71.4
Total common stockholders’ equity	$215.7	$207.4	$196.4
On at least an annual basis, the Firm assesses the level of capital required for each line of business as well as the assumptions and methodologies used to allocate capital. The line of business equity allocations are updated as refinements are implemented. The table below reflects the Firm’s assessed level of capital required for each line of business as of the dates indicated.

Line of business equity	January 1, 2016	December 31,
(in billions)		2015	2014
Consumer & Community Banking	$51.0	$51.0	$51.0
Corporate & Investment Bank	64.0	62.0	61.0
Commercial Banking	16.0	14.0	14.0
Asset Management	9.0	9.0	9.0
Corporate	81.5	85.5	76.7
Total common stockholders’ equity	$221.5	$221.5	$211.7
Other capital requirements
Minimum Total Loss Absorbing Capacity
In November 2015, the Financial Stability Board (“FSB”) finalized the TLAC standard for GSIBs, which establishes the criteria for TLAC eligible debt and capital instruments and defines the minimum requirements for amounts of loss absorbing and recapitalization capacity. This amount and type of debt and capital instruments is intended to effectively absorb losses, as necessary, upon the failure of a GSIB, without imposing such losses on taxpayers of the relevant jurisdiction or causing severe systemic disruptions, and thereby ensuring the continuity of the GSIB’s critical functions. The final standard will require GSIBs to meet a common minimum TLAC requirement of 16% of the financial institution’s RWA, effective January 1, 2019, and at least 18% effective January 1, 2022. The minimum TLAC must also be at least 6% of a financial institution’s Basel III leverage ratio denominator, effective January 1, 2019, and at least 6.75% effective January 1, 2022.
On October 30, 2015, the Federal Reserve issued proposed rules that would require the top-tier holding companies of eight U.S. global systemically important bank holding companies, including the Firm, among other things, to maintain minimum levels of eligible TLAC and long-term debt satisfying certain eligibility criteria (“eligible LTD”) commencing January 1, 2019. Under the proposal, these eight U.S GSIBs  would be required to maintain minimum TLAC of no less than 18% of the financial institution’s RWA or 9.5% of its leverage exposure (as defined by the rules), plus in the case of the RWA-based measure, a TLAC buffer that is equal to 2.5% of the financial institution’s CET1, any applicable countercyclical buffer and the financial institution’s GSIB surcharge as calculated under method 1. The minimum level of eligible LTD that would be required to be maintained by these eight U.S. GSIBs would be equal to the greater of (A) 6% of the financial institution’s RWA, plus the higher of the method 1 or method 2 GSIB surcharge applicable to the institution and (B) 4.5% of its leverage exposure (as defined by the rules). These proposed TLAC Rules would disqualify from eligible LTD, among other instruments, senior debt securities that permit acceleration for reasons other than insolvency or payment default, as well as structured notes and debt securities not governed by U.S. law. The Firm is currently evaluating the impact of the proposal.

156	JPMorgan Chase & Co./2015 Annual Report

Capital actions
Dividends
The Firm’s common stock dividend policy reflects JPMorgan Chase’s earnings outlook, desired dividend payout ratio, capital objectives, and alternative investment opportunities.
Following receipt on March 11, 2015, of the Federal Reserve’s non-objection to the Firm’s 2015 capital plan submitted under its CCAR, the Firm announced that its Board of Directors increased the quarterly common stock dividend to $0.44 per share, effective with the dividend paid on July 31, 2015. The Firm’s dividends are subject to the Board of Directors’ approval at the customary times those dividends are declared.
For information regarding dividend restrictions, see Note 22 and Note 27.
The following table shows the common dividend payout ratio based on reported net income.

Year ended December 31,	2015	2014	2013
Common dividend payout ratio	28%	29%	33%
Common equity
During the year ended December 31, 2015, warrant holders exercised their right to purchase 12.4 million shares of the Firm’s common stock. The Firm issued 4.7 million shares of its common stock as a result of these exercises. As of December 31, 2015, 47.4 million warrants remained outstanding, compared with 59.8 million outstanding as of December 31, 2014.
On March 11, 2015, in conjunction with the Federal Reserve’s release of its 2015 CCAR results, the Firm’s Board of Directors authorized a $6.4 billion common equity (i.e., common stock and warrants) repurchase program. As of December 31, 2015, $2.7 billion (on a settlement-date basis) of authorized repurchase capacity remained under the program. This authorization includes shares repurchased to offset issuances under the Firm’s equity-based compensation plans.
The following table sets forth the Firm’s repurchases of common equity for the years ended December 31, 2015, 2014 and 2013, on a settlement-date basis. There were no warrants repurchased during the years ended December 31, 2015, 2014, and 2013.

Year ended December 31, (in millions)	2015	2014	2013
Total number of shares of common stock repurchased	89.8	82.3	96.1
Aggregate purchase price of common stock repurchases	$5,616	$4,760	$4,789
The Firm may, from time to time, enter into written trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate repurchases in accordance with the common equity repurchase program. A Rule 10b5-1 repurchase plan allows the Firm to repurchase its equity during periods when it would not otherwise be repurchasing common equity — for example, during internal trading “blackout periods.” All purchases under a Rule 10b5-1 plan must be made according to a predefined plan established when the Firm is not aware of material nonpublic information.
The authorization to repurchase common equity will be utilized at management’s discretion, and the timing of purchases and the exact amount of common equity that may be repurchased is subject to various factors, including market conditions; legal and regulatory considerations affecting the amount and timing of repurchase activity; the Firm’s capital position (taking into account goodwill and intangibles); internal capital generation; and alternative investment opportunities. The repurchase program does not include specific price targets or timetables; may be executed through open market purchases or privately negotiated transactions, or utilize Rule 10b5-1 programs; and may be suspended at any time.
For additional information regarding repurchases of the Firm’s equity securities, see Part II, Item 5: Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities on page 20.
Preferred stock
During the year ended December 31, 2015, the Firm issued $6.0 billion of noncumulative preferred stock. Preferred stock dividends declared were $1.5 billion for the year ended December 31, 2015. Assuming all preferred stock issuances were outstanding for the entire year and quarterly dividends were declared on such issuances, preferred stock dividends would have been $1.6 billion for the year ended December 31, 2015. For additional information on the Firm’s preferred stock, see Note 22.
Redemption of outstanding trust preferred securities
On April 2, 2015, the Firm redeemed $1.5 billion, or 100% of the liquidation amount, of JPMorgan Chase Capital XXIX trust preferred securities. On May 8, 2013, the Firm redeemed approximately $5.0 billion, or 100% of the liquidation amount, of the following eight series of trust preferred securities: JPMorgan Chase Capital X, XI, XII, XIV, XVI, XIX, XXIV, and BANK ONE Capital VI. For a further discussion of trust preferred securities, see Note 21.

JPMorgan Chase & Co./2015 Annual Report	157

Management’s discussion and analysis

Broker-dealer regulatory capital
JPMorgan Chase’s principal U.S. broker-dealer subsidiaries are JPMorgan Securities and J.P. Morgan Clearing Corp. (“JPMorgan Clearing”). JPMorgan Clearing is a subsidiary of JPMorgan Securities and provides clearing and settlement services. JPMorgan Securities and JPMorgan Clearing are each subject to Rule 15c3-1 under the Securities Exchange Act of 1934 (the “Net Capital Rule”). JPMorgan Securities and JPMorgan Clearing are also each registered as futures commission merchants and subject to Rule 1.17 of the Commodity Futures Trading Commission (“CFTC”).
JPMorgan Securities and JPMorgan Clearing have elected to compute their minimum net capital requirements in accordance with the “Alternative Net Capital Requirements” of the Net Capital Rule. At December 31, 2015, JPMorgan Securities’ net capital, as defined by the Net Capital Rule, was $14.2 billion, exceeding the minimum requirement by $11.9 billion, and JPMorgan Clearing’s net capital was $7.7 billion, exceeding the minimum requirement by $6.2 billion.
In addition to its minimum net capital requirement, JPMorgan Securities is required to hold tentative net capital in excess of $1.0 billion and is also required to notify the Securities and Exchange Commission (“SEC”) in the event that tentative net capital is less than $5.0 billion, in accordance with the market and credit risk standards of Appendix E of the Net Capital Rule. As of December 31, 2015, JPMorgan Securities had tentative net capital in excess of the minimum and notification requirements.
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
At December 31, 2015, J.P. Morgan Securities plc had estimated total capital of $33.9 billion; its estimated CET1 capital ratio was 15.4% and its estimated Total capital ratio was 19.6%. Both capital ratios exceeded the minimum standards of 4.5% and 8.0%, respectively, under the transitional requirements of the European Union’s (“EU”) Basel III Capital Requirements Directive and Regulation, as well as the additional capital requirements specified by the PRA.

158	JPMorgan Chase & Co./2015 Annual Report

LIQUIDITY RISK MANAGEMENT
Liquidity risk is the risk that the Firm will be unable to meet its contractual and contingent obligations or that it does not have the appropriate amount, composition and tenor of funding and liquidity to support its assets.
Liquidity risk oversight
The Firm has a liquidity risk oversight function whose primary objective is to provide assessment, measurement, monitoring, and control of liquidity risk across the Firm. Liquidity risk oversight is managed through a dedicated firmwide Liquidity Risk Oversight group. The CTC CRO, as part of the independent risk management function, has responsibility for firmwide Liquidity Risk Oversight. Liquidity Risk Oversight’s responsibilities include but are not limited to:

•	Establishing and monitoring limits, indicators, and thresholds, including liquidity appetite tolerances;

•	Defining, monitoring, and reporting internal firmwide and legal entity stress tests, and monitoring and reporting regulatory defined stress testing;

•	Monitoring and reporting liquidity positions, balance sheet variances and funding activities;

•	Conducting ad hoc analysis to identify potential emerging liquidity risks.
Risk governance and measurement
Specific committees responsible for liquidity governance include firmwide ALCO as well as line of business and regional ALCOs, and the CTC Risk Committee. For further discussion of the risk and risk-related committees, see Enterprise-wide Risk Management on pages 107–111.
Internal Stress testing
Liquidity stress tests are intended to ensure sufficient liquidity for the Firm under a variety of adverse scenarios. Results of stress tests are therefore considered in the formulation of the Firm’s funding plan and assessment of its liquidity position. Liquidity outflow assumptions are modeled across a range of time horizons and contemplate both market and idiosyncratic stress. Standard stress tests are performed on a regular basis and ad hoc stress tests are performed in response to specific market events or concerns. Stress scenarios are produced for JPMorgan Chase & Co. (“Parent Company”) and the Firm’s major subsidiaries.
Liquidity stress tests assume all of the Firm’s contractual obligations are met and then take into consideration varying levels of access to unsecured and secured funding markets. Additionally, assumptions with respect to potential non-contractual and contingent outflows are contemplated.

Liquidity management
Treasury is responsible for liquidity management. The primary objectives of effective liquidity management are to ensure that the Firm’s core businesses are able to operate in support of client needs, meet contractual and contingent obligations through normal economic cycles as well as during stress events, and to manage optimal funding mix, and availability of liquidity sources. The Firm manages liquidity and funding using a centralized, global approach in order to optimize liquidity sources and uses.
In the context of the Firm’s liquidity management, Treasury is responsible for:

•
Analyzing and understanding the liquidity characteristics of the Firm, lines of business and legal entities’ assets and liabilities, taking into account legal, regulatory, and operational restrictions;

•	Defining and monitoring firmwide and legal entity liquidity strategies, policies, guidelines, and contingency funding plans;

•	Managing liquidity within approved liquidity risk appetite tolerances and limits;

•	Setting transfer pricing in accordance with underlying liquidity characteristics of balance sheet assets and liabilities as well as certain off-balance sheet items.
Contingency funding plan
The Firm’s contingency funding plan (“CFP”), which is reviewed by ALCO and approved by the DRPC, is a compilation of procedures and action plans for managing liquidity through stress events. The CFP incorporates the limits and indicators set by the Liquidity Risk Oversight group. These limits and indicators are reviewed regularly to identify the emergence of risks or vulnerabilities in the Firm’s liquidity position. The CFP identifies the alternative contingent liquidity resources available to the Firm in a stress event.
Parent Company and subsidiary funding
The Parent Company acts as a source of funding to its subsidiaries. The Firm’s liquidity management is intended to maintain liquidity at the Parent Company, in addition to funding and liquidity raised at the subsidiary operating level, at levels sufficient to fund the operations of the Parent Company and its subsidiaries for an extended period of time in a stress environment where access to normal funding sources is disrupted. The Parent Company currently holds sufficient liquidity to withstand peak outflows over a one year liquidity stress horizon, assuming no access to wholesale funding markets.

JPMorgan Chase & Co./2015 Annual Report	159

Management’s discussion and analysis

LCR and NSFR
The Firm must comply with the U.S. LCR rule, which is intended to measure the amount of HQLA held by the Firm in relation to estimated net cash outflows within a 30-day period during an acute stress event. The LCR is required to be 80% at January 1, 2015, increasing by 10% each year until reaching the 100% minimum by January 1, 2017. At December 31, 2015, the Firm was compliant with the fully phased-in U.S. LCR.
On October 31, 2014, the Basel Committee issued the final standard for the net stable funding ratio (“NSFR”) — which is intended to measure the “available” amount of stable funding relative to the “required” amount of stable funding over a one-year horizon. NSFR will become a minimum standard by January 1, 2018 and requires that this ratio be equal to at least 100% on an ongoing basis. At December 31, 2015, the Firm was compliant with the NSFR based on its current understanding of the final Basel rule. The U.S. banking regulators are expected to issue an NPR that would outline requirements specific to U.S. banks.
HQLA
HQLA is the amount of assets that qualify for inclusion in the U.S. LCR. HQLA primarily consists of cash and certain unencumbered high quality liquid assets as defined in the final rule.
As of December 31, 2015, the Firm’s HQLA was $496 billion, compared with $600 billion as of December 31, 2014. The decrease in HQLA was due to lower cash balances largely driven by lower non-operating deposit balances; however, the Firm remains LCR-compliant given the corresponding reduction in estimated net cash outflows associated with those deposits. HQLA may fluctuate from period to period primarily due to normal flows from client activity.
The following table presents the estimated HQLA included in the LCR broken out by HQLA-eligible cash and securities as of December 31, 2015.

(in billions)	December 31, 2015
HQLA
Eligible cash(a)	$304
Eligible securities(b)	192
Total HQLA	$496

(a)	Cash on deposit at central banks.

(b)	Predominantly includes U.S. agency mortgage-backed securities, U.S. Treasuries, and sovereign bonds net of applicable haircuts under U.S. LCR rules.

In addition to HQLA, as of December 31, 2015, the Firm has approximately $249 billion of unencumbered marketable securities, such as equity securities and fixed income debt securities, available to raise liquidity, if required. Furthermore, the Firm maintains borrowing capacity at various Federal Home Loan Banks (“FHLBs”), the Federal Reserve Bank discount window and various other central banks as a result of collateral pledged by the Firm to such banks. Although available, the Firm does not view the borrowing capacity at the Federal Reserve Bank discount window and the various other central banks as a primary source of liquidity. As of December 31, 2015, the Firm’s remaining borrowing capacity at various FHLBs and the Federal Reserve Bank discount window was approximately $183 billion. This remaining borrowing capacity excludes the benefit of securities included above in HQLA or other unencumbered securities currently held at the Federal Reserve Bank discount window for which the Firm has not drawn liquidity.
Funding
Sources of funds
Management believes that the Firm’s unsecured and secured funding capacity is sufficient to meet its on- and off-balance sheet obligations.
The Firm funds its global balance sheet through diverse sources of funding including a stable deposit franchise as well as secured and unsecured funding in the capital markets. The Firm’s loan portfolio ($837.3 billion at December 31, 2015), is funded with a portion of the Firm’s deposits ($1,279.7 billion at December 31, 2015) and through securitizations and, with respect to a portion of the Firm’s real estate-related loans, with secured borrowings from the FHLBs. Deposits in excess of the amount utilized to fund loans are primarily invested in the Firm’s investment securities portfolio or deployed in cash or other short-term liquid investments based on their interest rate and liquidity risk characteristics. Securities borrowed or purchased under resale agreements and trading assets- debt and equity instruments are primarily funded by the Firm’s securities loaned or sold under agreements to repurchase, trading liabilities–debt and equity instruments, and a portion of the Firm’s long-term debt and stockholders’ equity. In addition to funding securities borrowed or purchased under resale agreements and trading assets-debt and equity instruments, proceeds from the Firm’s debt and equity issuances are used to fund certain loans and other financial and non-financial assets, or may be invested in the Firm’s investment securities portfolio. See the discussion below for additional information relating to Deposits, Short-term funding, and Long-term funding and issuance.

160	JPMorgan Chase & Co./2015 Annual Report

Deposits
A key strength of the Firm is its diversified deposit franchise, through each of its lines of business, which provides a stable source of funding and limits reliance on the wholesale funding markets. As of December 31, 2015, the Firm’s loans-to-deposits ratio was 65%, compared with 56% at December 31, 2014.

As of December 31, 2015, total deposits for the Firm were $1,279.7 billion, compared with $1,363.4 billion at December 31, 2014 (61% and 58% of total liabilities at December 31, 2015 and 2014, respectively). The decrease was attributable to lower wholesale non-operating deposits, partially offset by higher consumer deposits. For further information, see Consolidated Balance Sheet Analysis on pages 75–76.

The Firm has typically experienced higher customer deposit inflows at quarter-ends. Therefore, the Firm believes average deposit balances are generally more representative of deposit trends. The table below summarizes, by line of business, the period-end and average deposit balances as of and for the years ended December 31, 2015 and 2014.

Deposits			Year ended December 31,
As of or for the period ended December 31,			Average
(in millions)	2015	2014	2015	2014
Consumer & Community Banking	$557,645	$502,520	$530,938	$486,919
Corporate & Investment Bank	395,228	468,423	414,064	417,517
Commercial Banking	172,470	213,682	184,132	190,425
Asset Management	146,766	155,247	149,525	150,121
Corporate	7,606	23,555	17,129	19,319
Total Firm	$1,279,715	$1,363,427	$1,295,788	$1,264,301

A significant portion of the Firm’s deposits are consumer deposits, which are considered a stable source of liquidity. Additionally, the majority of the Firm’s wholesale operating deposits are also considered to be stable sources of liquidity because they are generated from customers that maintain operating service relationships with the Firm. Wholesale non-operating deposits, including a portion of balances previously reported as commercial paper sweep liabilities, decreased by approximately $200 billion from December 31, 2014 to December 31, 2015, predominantly driven by the Firm’s actions to reduce such deposits. The reduction has not had a significant impact on the Firm’s liquidity position as discussed under LCR and HQLA above. For further discussions of deposit and liability balance trends, see the discussion of the Firm’s business segments results and the Consolidated Balance Sheet Analysis on pages 83–106 and pages 75–76, respectively.

JPMorgan Chase & Co./2015 Annual Report	161

Management’s discussion and analysis

The following table summarizes short-term and long-term funding, excluding deposits, as of December 31, 2015 and 2014, and average balances for the years ended December 31, 2015 and 2014. For additional information, see the Consolidated Balance Sheet Analysis on pages 75–76 and Note 21.

Sources of funds (excluding deposits)	2015	2014
As of or for the year ended December 31,			Average
(in millions)			2015	2014
Commercial paper:
Wholesale funding	$15,562	$24,052	$19,340	$19,442
Client cash management	—	42,292	18,800	40,474
Total commercial paper	$15,562	$66,344	$38,140	$59,916

Obligations of Firm-administered multi-seller conduits(a)	$8,724	$12,047	$11,961	$10,427

Other borrowed funds	$21,105	$30,222	$28,816	$31,721

Securities loaned or sold under agreements to repurchase:
Securities sold under agreements to repurchase	$129,598	$167,077	$168,163	$181,186
Securities loaned	18,174	21,798	19,493	22,586
Total securities loaned or sold under agreements to repurchase(b)(c)(d)	$147,772	$188,875	$187,656	$203,772

Senior notes	$149,964	$142,169	$147,498	$139,388
Trust preferred securities	3,969	5,435	4,341	5,408
Subordinated debt	25,027	29,387	27,310	29,009
Structured notes	32,813	30,021	31,309	30,311
Total long-term unsecured funding	$211,773	$207,012	$210,458	$204,116

Credit card securitization(a)	27,906	31,197	30,382	28,892
Other securitizations(e)	1,760	2,008	1,909	2,734
FHLB advances	71,581	64,994	70,150	60,667
Other long-term secured funding(f)	5,297	4,373	4,332	5,031
Total long-term secured funding	$106,544	$102,572	$106,773	$97,324

Preferred stock(g)	$26,068	$20,063	24,040	$17,018
Common stockholders’ equity(g)	$221,505	$211,664	215,690	$207,400

(a)	Included in beneficial interests issued by consolidated variable interest entities on the Firm’s Consolidated balance sheets.

(b)	Excludes federal funds purchased.

(c)
Excluded long-term structured repurchase agreements of $4.2 billion and $2.7 billion as of December 31, 2015 and 2014, respectively, and average balances of $3.9 billion and $4.2 billion for the years ended December 31, 2015 and 2014, respectively.

(d)	Excluded average long-term securities loaned of $24 million as of December 31, 2014. There was no balance for the other periods presented.

(e)
Other securitizations includes securitizations of residential mortgages and student loans. The Firm’s wholesale businesses also securitize loans for client-driven transactions, which are not considered to be a source of funding for the Firm and are not included in the table.

(f)	Includes long-term structured notes which are secured.

(g)	For additional information on preferred stock and common stockholders’ equity see Capital Management on pages 149–158, Consolidated statements of changes in stockholders’ equity, Note 22 and Note 23.

162	JPMorgan Chase & Co./2015 Annual Report

Short-term funding
During the third quarter of 2015 the Firm completed the discontinuation of its commercial paper customer sweep cash management program. This change has not had a significant impact on the Firm’s liquidity as the majority of these customer funds remain as deposits at the Firm.
The Firm’s sources of short-term secured funding primarily consist of securities loaned or sold under agreements to repurchase. Securities loaned or sold under agreements to repurchase are secured predominantly by high-quality securities collateral, including government-issued debt and agency MBS, and constitute a significant portion of the federal funds purchased and securities loaned or sold under repurchase agreements on the Consolidated balance sheets. The decrease in securities loaned or sold under agreements to repurchase at December 31, 2015, compared with the balance at December 31, 2014 (as well as the average balances for the full year 2015, compared with the prior year) was due to a decline in secured financing of trading assets-debt and equity instruments in CIB. The balances associated with securities loaned or sold under agreements to repurchase fluctuate over time due to customers’ investment and financing activities; the Firm’s demand for financing; the ongoing management of the mix of the Firm’s liabilities, including its secured and unsecured financing (for both the investment securities and market-making portfolios); and other market and portfolio factors.
Long-term funding and issuance
Long-term funding provides additional sources of stable funding and liquidity for the Firm. The Firm’s long-term funding plan is driven by expected client activity, liquidity considerations, and regulatory requirements. Long-term funding objectives include maintaining diversification, maximizing market access and optimizing funding costs, as well as maintaining a certain level of liquidity at the Parent Company. The Firm evaluates various funding markets, tenors and currencies in creating its optimal long-term funding plan.
The significant majority of the Firm’s long-term unsecured funding is issued by the Parent Company to provide maximum flexibility in support of both bank and nonbank subsidiary funding. The following table summarizes long-term unsecured issuance and maturities or redemptions for the years ended December 31, 2015 and 2014. For additional information, see Note 21.

Long-term unsecured funding
Year ended December 31, (in millions)	2015	2014
Issuance
Senior notes issued in the U.S. market	$19,212	$16,322
Senior notes issued in non-U.S. markets	10,188	11,193
Total senior notes	29,400	27,515
Subordinated debt	3,210	4,956
Structured notes	22,165	19,806
Total long-term unsecured funding – issuance	$54,775	$52,277

Maturities/redemptions
Senior notes	$18,454	$21,169
Trust preferred securities	1,500	—
Subordinated debt	6,908	4,487
Structured notes	18,099	18,554
Total long-term unsecured funding – maturities/redemptions	$44,961	$44,210
The Firm raises secured long-term funding through securitization of consumer credit card loans and advances from the FHLBs.
The following table summarizes the securitization issuance and FHLB advances and their respective maturities or redemption for the years ended December 31, 2015 and 2014.

Long-term secured funding
Year ended December 31,	Issuance		Maturities/Redemptions
(in millions)	2015	2014	2015	2014
Credit card securitization	$6,807	$8,327	$10,130	$3,774
Other securitizations(a)	—	—	248	309
FHLB advances	16,550	15,200	9,960	12,079
Other long-term secured funding	1,105	802	383	3,076
Total long-term secured funding	$24,462	$24,329	$20,721	$19,238

(a)	Other securitizations includes securitizations of residential mortgages and student loans.
The Firm’s wholesale businesses also securitize loans for client-driven transactions; those client-driven loan securitizations are not considered to be a source of funding for the Firm and are not included in the table above. For further description of the client-driven loan securitizations, see Note 16.

JPMorgan Chase & Co./2015 Annual Report	163

Management’s discussion and analysis

Credit ratings
The cost and availability of financing are influenced by credit ratings. Reductions in these ratings could have an adverse effect on the Firm’s access to liquidity sources, increase the cost of funds, trigger additional collateral or funding requirements and decrease the number of investors and counterparties willing to lend to the Firm. Additionally, the Firm’s funding requirements for VIEs and other third party commitments may be adversely affected by a decline in credit ratings. For additional information on the impact of a credit ratings downgrade on the funding requirements for VIEs, and on derivatives and collateral agreements, see Special-purpose entities on page 77, and credit risk, liquidity risk and credit-related contingent features in
Note 6.

The credit ratings of the Parent Company and the Firm’s principal bank and nonbank subsidiaries as of December 31, 2015, were as follows.

	JPMorgan Chase & Co.			JPMorgan Chase Bank, N.A. Chase Bank USA, N.A.			J.P. Morgan Securities LLC
December 31, 2015	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook
Moody’s Investors Service	A3	P-2	Stable	Aa3	P-1	Stable	Aa3	P-1	Stable
Standard & Poor’s	A-	A-2	Stable	A+	A-1	Stable	A+	A-1	Stable
Fitch Ratings	A+	F1	Stable	AA-	F1+	Stable	AA-	F1+	Stable
Downgrades of the Firm’s long-term ratings by one or two notches could result in an increase in its cost of funds, and access to certain funding markets could be reduced as noted above. The nature and magnitude of the impact of ratings downgrades depends on numerous contractual and behavioral factors (which the Firm believes are incorporated in its liquidity risk and stress testing metrics). The Firm believes that it maintains sufficient liquidity to withstand a potential decrease in funding capacity due to ratings downgrades.
JPMorgan Chase’s unsecured debt does not contain requirements that would call for an acceleration of payments, maturities or changes in the structure of the existing debt, provide any limitations on future borrowings or require additional collateral, based on unfavorable changes in the Firm’s credit ratings, financial ratios, earnings, or stock price.
Critical factors in maintaining high credit ratings include a stable and diverse earnings stream, strong capital ratios, strong credit quality and risk management controls, diverse funding sources, and disciplined liquidity monitoring procedures. Rating agencies continue to evaluate economic and geopolitical trends, regulatory developments, future profitability, risk management practices, and litigation matters, as well as their broader ratings methodologies. Changes in any of these factors could lead to changes in the Firm’s credit ratings.

In May 2015, Moody’s published its new bank rating methodology. As part of this action, the Firm’s preferred stock, deposits and bank subordinated debt ratings were upgraded by one notch. Additionally in May 2015, Fitch changed its bank ratings methodology, implementing ratings differentiation between bank holding companies and their bank subsidiaries. This resulted in a one notch upgrade to the issuer ratings, senior debt ratings and long-term deposit ratings of JPMorgan Chase Bank, N.A., and certain other subsidiaries. In December 2015, S&P removed from its ratings for U.S. GSIBs the uplift assumption due to extraordinary government support. As a result, the Firm’s short-term and long-term senior unsecured debt ratings and its subordinated unsecured debt ratings were lowered by one notch.
Although the Firm closely monitors and endeavors to manage, to the extent it is able, factors influencing its credit ratings, there is no assurance that its credit ratings will not be changed in the future.

164	JPMorgan Chase & Co./2015 Annual Report

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
The allowance for loan losses includes an asset-specific component, a formula-based component, and a component related to PCI loans. The determination of each of these components involves significant judgment on a number of matters, as discussed below. For further discussion of the methodologies used in establishing the Firm’s allowance for credit losses, see Note 15.
Asset-specific component
The asset-specific allowance for loan losses for each of the Firm’s portfolio segments is generally measured as the difference between the recorded investment in the impaired loan and the present value of the cash flows expected to be collected, discounted at the loan’s original effective interest rate. Estimating the timing and amounts of future cash flows is highly judgmental as these cash flow projections rely upon estimates such as redefault rates, loss severities, the amounts and timing of prepayments and other factors that are reflective of current and expected future market conditions. These estimates are, in turn, dependent on factors such as the level of future home prices, the duration of current overall economic conditions, and other macroeconomic and portfolio-specific factors. All of these estimates and assumptions require significant management judgment and certain assumptions are highly subjective.

Formula-based component — Consumer loans and lending-related commitments, excluding PCI loans
The formula-based allowance for credit losses for the consumer portfolio, including credit card, is calculated by applying statistical credit loss factors to outstanding principal balances over an estimated loss emergence period to arrive at an estimate of incurred credit losses in the portfolio. The loss emergence period represents the time period between the date at which the loss is estimated to have been incurred and the ultimate realization of that loss (through a charge-off). Estimated loss emergence periods may vary by product and may change over time; management applies judgment in estimating loss emergence periods, using available credit information and trends. In addition, management applies judgment to the statistical loss estimates for each loan portfolio category, using delinquency trends and other risk characteristics to estimate the total incurred credit losses in the portfolio. Management uses additional statistical methods and considers portfolio and collateral valuation trends to review the appropriateness of the primary statistical loss estimate.
The statistical calculation is then adjusted to take into consideration model imprecision, external factors and current economic events that have occurred but that are not yet reflected in the factors used to derive the statistical calculation; these adjustments are accomplished in part by analyzing the historical loss experience for each major product segment. However, it is difficult to predict whether historical loss experience is indicative of future loss levels. Management applies judgment in making this adjustment, taking into account uncertainties associated with current macroeconomic and political conditions, quality of underwriting standards, borrower behavior, the potential impact of payment recasts within the HELOC portfolio, and other relevant internal and external factors affecting the credit quality of the portfolio. In certain instances, the interrelationships between these factors create further uncertainties. For example, the performance of a HELOC that experiences a payment recast may be affected by both the quality of underwriting standards applied in originating the loan and the general economic conditions in effect at the time of the payment recast. For junior lien products, management considers the delinquency and/or modification status of any senior liens in determining the adjustment. The application of different inputs into the statistical calculation, and the assumptions used by management to adjust the statistical calculation, are subject to management judgment, and emphasizing one input or assumption over another, or considering other inputs or assumptions, could affect the estimate of the allowance for loan losses for the consumer credit portfolio.

JPMorgan Chase & Co./2015 Annual Report	165

Management’s discussion and analysis

Overall, the allowance for credit losses for the consumer portfolio, including credit card, is sensitive to changes in the economic environment (e.g., unemployment rates), delinquency rates, the realizable value of collateral (e.g., housing prices), FICO scores, borrower behavior and other risk factors. While all of these factors are important determinants of overall allowance levels, changes in the various factors may not occur at the same time or at the same rate, or changes may be directionally inconsistent such that improvement in one factor may offset deterioration in the other. In addition, changes in these factors would not necessarily be consistent across all geographies or product types. Finally, it is difficult to predict the extent to which changes in these factors would ultimately affect the frequency of losses, the severity of losses or both.
PCI loans
In connection with the Washington Mutual transaction, JPMorgan Chase acquired certain PCI loans, which are accounted for as described in Note 14. The allowance for loan losses for the PCI portfolio is based on quarterly estimates of the amount of principal and interest cash flows expected to be collected over the estimated remaining lives of the loans.
These cash flow projections are based on estimates regarding default rates (including redefault rates on modified loans), loss severities, the amounts and timing of prepayments and other factors that are reflective of current and expected future market conditions. These estimates are dependent on assumptions regarding the level of future home price declines, and the duration of current overall economic conditions, among other factors. These estimates and assumptions require significant management judgment and certain assumptions are highly subjective.
Formula-based component — Wholesale loans and lending-related commitments
The Firm’s methodology for determining the allowance for loan losses and the allowance for lending-related commitments involves the early identification of credits that are deteriorating. The formula-based component of the allowance calculation for wholesale loans and lending-related components is the product of an estimated PD and estimated LGD. These factors are determined based on the credit quality and specific attributes of the Firm’s loans and lending-related commitments to each obligor.
The Firm assesses the credit quality of its borrower or counterparty and assigns a risk rating. Risk ratings are assigned at origination or acquisition, and if necessary, adjusted for changes in credit quality over the life of the exposure. In assessing the risk rating of a particular loan or lending-related commitment, among the factors considered are the obligor’s debt capacity and financial flexibility, the level of the obligor’s earnings, the amount and sources for repayment, the level and nature of contingencies, management strength, and the industry and geography in which the obligor operates. These factors are based on an evaluation of historical and current information and involve subjective assessment and interpretation. Determining risk ratings involves significant judgment; emphasizing one factor over another or considering additional factors could affect the risk rating assigned by the Firm.
PD estimates are based on observable external through-the-cycle data, using credit rating agency default statistics. A LGD estimate is assigned to each loan or lending-related commitment. The estimate represents the amount of economic loss if the obligor were to default. The type of obligor, quality of collateral, and the seniority of the Firm’s lending exposure in the obligor’s capital structure affect LGD. LGD estimates are based on the Firm’s history of actual credit losses over more than one credit cycle. Changes to the time period used for PD and LGD estimates (for example, point-in-time loss versus longer views of the credit cycle) could also affect the allowance for credit losses.
The Firm applies judgment in estimating PD and LGD used in calculating the allowances. Wherever possible, the Firm uses independent, verifiable data or the Firm’s own historical loss experience in its models for estimating the allowances, but differences in characteristics between the Firm’s specific loans or lending-related commitments and those reflected in external and Firm-specific historical data could affect loss estimates. Estimates of PD and LGD are subject to periodic refinement based on any changes to underlying external and Firm-specific historical data. The use of different inputs would change the amount of the allowance for credit losses determined appropriate by the Firm.
Management also applies its judgment to adjust the modeled loss estimates, taking into consideration model imprecision, external factors and economic events that have occurred but are not yet reflected in the loss factors. Historical experience of both LGD and PD are considered when estimating these adjustments. Factors related to concentrated and deteriorating industries also are incorporated where relevant. These estimates are based on management’s view of uncertainties that relate to current macroeconomic and political conditions, quality of underwriting standards and other relevant internal and external factors affecting the credit quality of the current portfolio.
Allowance for credit losses sensitivity
As noted above, the Firm’s allowance for credit losses is sensitive to numerous factors, which may differ depending on the portfolio. Changes in economic conditions or in the Firm’s assumptions and estimates could affect its estimate of probable credit losses inherent in the portfolio at the balance sheet date. The Firm uses its best judgment to assess these economic conditions and loss data in estimating the allowance for credit losses and these estimates are subject to periodic refinement based on any changes to underlying external and Firm-specific historical data. In many cases, the use of alternate estimates (for example, the effect of home prices and unemployment rates

166	JPMorgan Chase & Co./2015 Annual Report

on consumer delinquency, or the calibration between the Firm’s wholesale loan risk ratings and external credit ratings) or data sources (for example, external PD and LGD factors that incorporate industry-wide information, versus Firm-specific history) would result in a different estimated allowance for credit losses. To illustrate the potential magnitude of certain alternate judgments, the Firm estimates that changes in the following inputs would have the following effects on the Firm’s modeled loss estimates as of December 31, 2015, without consideration of any offsetting or correlated effects of other inputs in the Firm’s allowance for loan losses:

•
For PCI loans, a combined 5% decline in housing prices and a 1% increase in unemployment rates from current levels could imply an increase to modeled credit loss estimates of approximately $700 million.

•
For the residential real estate portfolio, excluding PCI loans, a combined 5% decline in housing prices and a 1% increase in unemployment rates from current levels could imply an increase to modeled annual loss estimates of approximately $125 million.

•	A 50 basis point deterioration in forecasted credit card loss rates could imply an increase to modeled annualized credit card loan loss estimates of approximately $600 million.

•
An increase in PD factors consistent with a one-notch downgrade in the Firm’s internal risk ratings for its entire wholesale loan portfolio could imply an increase in the Firm’s modeled loss estimates of approximately $2.1 billion.

•	A 100 basis point increase in estimated LGD for the Firm’s entire wholesale loan portfolio could imply an increase in the Firm’s modeled loss estimates of approximately $175 million.
The purpose of these sensitivity analyses is to provide an indication of the isolated impacts of hypothetical alternative assumptions on modeled loss estimates. The changes in the inputs presented above are not intended to imply management’s expectation of future deterioration of those risk factors. In addition, these analyses are not intended to estimate changes in the overall allowance for loan losses, which would also be influenced by the judgment management applies to the modeled loss estimates to reflect the uncertainty and imprecision of these modeled loss estimates based on then-current circumstances and conditions.
It is difficult to estimate how potential changes in specific factors might affect the overall allowance for credit losses because management considers a variety of factors and inputs in estimating the allowance for credit losses. Changes in these factors and inputs may not occur at the same rate and may not be consistent across all geographies or product types, and changes in factors may be directionally inconsistent, such that improvement in one factor may offset deterioration in other factors. In addition, it is difficult to predict how changes in specific economic conditions or assumptions could affect borrower behavior or other factors considered by management in estimating the allowance for credit losses. Given the process the Firm follows and the judgments made in evaluating the risk factors related to its loss estimates, management believes that its current estimate of the allowance for credit losses is appropriate.
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

December 31, 2015 (in billions, except ratio data)	Total assets at fair value	Total level 3 assets
Trading debt and equity instruments	$284.1	$11.9
Derivative receivables(a)	59.7	7.9
Trading assets	343.8	19.8
AFS securities	241.8	0.8
Loans	2.9	1.5
MSRs	6.6	6.6
Private equity investments(b)	1.9	1.7
Other	28.0	0.8
Total assets measured at fair value on a recurring basis	625.0	31.2
Total assets measured at fair value on a nonrecurring basis	1.7	1.0
Total assets measured at fair value	$626.7	$32.2
Total Firm assets	$2,351.7
Level 3 assets as a percentage of total Firm assets(a)		1.4%
Level 3 assets as a percentage of total Firm assets at fair value(a)		5.1%
Note: Effective April 1, 2015, the Firm adopted new accounting guidance for certain investments where the Firm measures fair value using the net asset value per share (or its equivalent) as a practical expedient and has excluded these investments from the fair value hierarchy. For further information, see Note 3.

(a)
For purposes of table above, the derivative receivables total reflects the impact of netting adjustments; however, the $7.9 billion of derivative receivables classified as level 3 does not reflect the netting adjustment as such netting is not relevant to a presentation based on the transparency of inputs to the valuation of an asset. However, if the Firm were to net such balances within level 3, the reduction in the level 3 derivative receivables balance would be $546 million at December 31, 2015; this is exclusive of the netting benefit associated with cash collateral, which would further reduce the level 3 balances.

(b)	Private equity instruments represent investments within the Corporate line of business.

JPMorgan Chase & Co./2015 Annual Report	167

Management’s discussion and analysis

Valuation
Details of the Firm’s processes for determining fair value are set out in Note 3. Estimating fair value requires the application of judgment. The type and level of judgment required is largely dependent on the amount of observable market information available to the Firm. For instruments valued using internally developed models that use significant unobservable inputs and are therefore classified within level 3 of the valuation hierarchy, judgments used to estimate fair value are more significant than those required when estimating the fair value of instruments classified within levels 1 and 2.
In arriving at an estimate of fair value for an instrument within level 3, management must first determine the appropriate model to use. Second, the lack of observability of certain significant inputs requires management to assess all relevant empirical data in deriving valuation inputs including, for example, transaction details, yield curves, interest rates, prepayment rates, default rates, volatilities, correlations, equity or debt prices, valuations of comparable instruments, foreign exchange rates and credit curves. For further discussion of the valuation of level 3 instruments, including unobservable inputs used, see
Note 3.
For instruments classified in levels 2 and 3, management judgment must be applied to assess the appropriate level of valuation adjustments to reflect counterparty credit quality, the Firm’s credit-worthiness, market funding rates, liquidity considerations, unobservable parameters, and for portfolios that meet specified criteria, the size of the net open risk position. The judgments made are typically affected by the type of product and its specific contractual terms, and the level of liquidity for the product or within the market as a whole. For further discussion of valuation adjustments applied by the Firm see Note 3.
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

Goodwill impairment
Under U.S. GAAP, goodwill must be allocated to reporting units and tested for impairment at least annually. The Firm’s process and methodology used to conduct goodwill impairment testing is described in Note 17.
Management applies significant judgment when estimating the fair value of its reporting units. Estimates of fair value are dependent upon estimates of (a) the future earnings potential of the Firm’s reporting units, including the estimated effects of regulatory and legislative changes, such as the Dodd-Frank Act, (b) long-term growth rates and (c) the relevant cost of equity. Imprecision in estimating these factors can affect the estimated fair value of the reporting units.
Based upon the updated valuations for all of its reporting units, the Firm concluded that the goodwill allocated to its reporting units was not impaired at December 31, 2015. The fair values of these reporting units exceeded their carrying values by approximately 10% - 180% for all reporting units and did not indicate a significant risk of goodwill impairment based on current projections and valuations.
The goodwill of $101 million remaining as of December 31, 2014 associated with the Private Equity business was disposed of as part of the Private Equity sale completed in January 2015. For further information on the Private Equity sale, see Note 2.
The projections for all of the Firm’s reporting units are consistent with management’s short-term business outlook assumptions, and in the longer term, incorporate a set of macroeconomic assumptions and the Firm’s best estimates of long-term growth and returns on equity of its businesses. Where possible, the Firm uses third-party and peer data to benchmark its assumptions and estimates.
Declines in business performance, increases in credit losses, increases in equity capital requirements, as well as deterioration in economic or market conditions, adverse estimates of regulatory or legislative changes or increases in the estimated cost of equity, could cause the estimated fair values of the Firm’s reporting units or their associated goodwill to decline in the future, which could result in a material impairment charge to earnings in a future period related to some portion of the associated goodwill.
For additional information on goodwill, see Note 17.

168	JPMorgan Chase & Co./2015 Annual Report

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
The Firm’s provision for income taxes is composed of current and deferred taxes. Deferred taxes arise from differences between assets and liabilities measured for financial reporting versus income tax return purposes. Deferred tax assets are recognized if, in management’s judgment, their realizability is determined to be more likely than not. The Firm has also recognized deferred tax assets in connection with certain net operating losses (“NOLs”) and tax credits. The Firm performs regular reviews to ascertain whether its deferred tax assets are realizable. These reviews include management’s estimates and assumptions regarding future taxable income, which also incorporates various tax planning strategies, including strategies that may be available to utilize NOLs before they expire. In connection with these reviews, if it is determined that a deferred tax asset is not realizable, a valuation allowance is established. The valuation allowance may be reversed in a subsequent reporting period if the Firm determines that, based on revised estimates of future taxable income or changes in tax planning strategies, it is more likely than not that all or part of the deferred tax asset will become realizable. As of December 31, 2015, management has determined it is more likely than not that the Firm will realize its deferred tax assets, net of the existing valuation allowance.

JPMorgan Chase does not record U.S. federal income taxes on the undistributed earnings of certain non-U.S. subsidiaries, to the extent that such earnings have been reinvested abroad for an indefinite period of time. Changes to the income tax rates applicable to these non-U.S. subsidiaries may have a material impact on the effective tax rate in a future period if such changes were to occur.
The Firm adjusts its unrecognized tax benefits as necessary when additional information becomes available. Uncertain tax positions that meet the more-likely-than-not recognition threshold are measured to determine the amount of benefit to recognize. An uncertain tax position is measured at the largest amount of benefit that management believes is more likely than not to be realized upon settlement. It is possible that the reassessment of JPMorgan Chase’s unrecognized tax benefits may have a material impact on its effective income tax rate in the period in which the reassessment occurs.
For additional information on income taxes, see Note 26.
Litigation reserves
For a description of the significant estimates and judgments associated with establishing litigation reserves, see
Note 31.

JPMorgan Chase & Co./2015 Annual Report	169

Management’s discussion and analysis

ACCOUNTING AND REPORTING DEVELOPMENTS

Financial Accounting Standards Board (“FASB”) Standards Adopted during 2015

Standard	Summary of guidance	Effects on financial statements
Simplifying the presentation of debt issuance costs	• Requires that unamortized debt issuance costs be presented as a reduction of the applicable liability rather than as an asset. • Does not impact the amortization method for these costs.
 • Adopted October 1, 2015.
 • There was no material impact on the Firm’s Consolidated balance sheets, and no impact on the Firm’s Consolidated results of operations.
 • For further information, see Note 1.(a)

Disclosures for investments in certain entities that calculate net asset value per share (or its equivalent)
 • Removes the requirement to categorize investments measured under the net asset value (“NAV”) practical expedient from the fair value hierarchy.
 • Limits disclosures required for investments that are eligible to be measured using the NAV practical expedient to investments for which the entity has elected the practical expedient.

 • Adopted April 1, 2015.
 • The application of this guidance only affected the disclosures related to these investments and had no impact on the Firm’s Consolidated balance sheets or results of operations.
 • For further information, see Note 3.(a)

Repurchase agreements and similar transactions
 • Amends the accounting for certain secured financing transactions.
 • Requires enhanced disclosures with respect to transactions recognized as sales in which exposure to the derecognized assets is retained through a separate agreement with the counterparty.
 • Requires enhanced disclosures with respect to the types of financial assets pledged in secured financing transactions and the remaining contractual maturity of the secured financing transactions.

 • Accounting amendments adopted January 1, 2015.
 • Disclosure enhancements adopted April 1, 2015.
 • There was no material impact on the Firm’s Consolidated Financial Statements.
 • For further information, see Note 6 and Note 13.

Reporting discontinued operations and disclosures of disposals of components of an entity
 • Changes the criteria for determining whether a disposition qualifies for discontinued operations presentation.
 • Requires enhanced disclosures about discontinued operations and significant dispositions that do not qualify to be presented as discontinued operations.

• Adopted January 1, 2015. • There was no material impact on the Firm’s Consolidated Financial Statements.
Investments in qualified affordable housing projects
 • Applies to accounting for investments in affordable housing projects that qualify for the low-income housing tax credit.
 • Replaces the effective yield method and allows companies to make an accounting policy election to amortize the initial cost of its investments in proportion to the tax credits and other benefits received if certain criteria are met, and to present the amortization as a component of income tax expense.
• Adopted January 1, 2015. • For further information, see Note 1.(a)
(a) The guidance was required to be applied retrospectively and accordingly, certain prior period amounts have been revised to conform with the current period presentation.

170	JPMorgan Chase & Co./2015 Annual Report

FASB Standards Issued but not yet Adopted

Standard	Summary of guidance	Effects on financial statements
Amendments to the consolidation analysis Issued February 2015
 • Eliminates the deferral issued by the FASB in February 2010 of certain VIE-related accounting requirements for certain investment funds, including mutual funds, private equity funds and hedge funds.
 • Amends the evaluation of fees paid to a decision maker or a service provider, and exempts certain money market funds from consolidation.
• Required effective date January 1, 2016. • Will not have a material impact on the Firm’s Consolidated Financial Statements.
Measuring the financial assets and financial liabilities of a consolidated collateralized financing entity Issued August 2014
 • Provides an alternative for consolidated financing VIEs to elect: (1) to measure their financial assets and liabilities separately under existing U.S. GAAP for fair value measurement with any differences in such fair values reflected in earnings; or (2) to measure both their financial assets and liabilities using the more observable of the fair value of the financial assets or the fair value of the financial liabilities.

• Required effective date January 1, 2016. • Will not have a material impact on the Firm’s Consolidated Financial Statements.
Revenue recognition – revenue from contracts with customers Issued May 2014
 • Requires that revenue from contracts with customers be recognized upon transfer of control of a good or service in the amount of consideration expected to be received.
• Changes the accounting for certain contract costs, including whether they may be offset against revenue in the statements of income, and requires additional disclosures about revenue and contract costs.
•
May be adopted using a full retrospective approach or a modified, cumulative effect-type approach wherein the guidance is applied only to existing contracts as of the date of initial application, and to new contracts transacted after that date.

 • Required effective date January 1, 2018.(a)
 • Because the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other U.S. GAAP, the Firm does not expect the new revenue recognition guidance to have a material impact on the elements of its statements of income most closely associated with financial instruments, including Securities Gains, Interest Income and Interest Expense.
 • The Firm plans to adopt the revenue recognition guidance in the first quarter of 2018 and is currently evaluating the potential impact on the Consolidated Financial statements and its selection of transition method.

Recognition and measurement of financial assets and financial liabilities Issued January 2016
 • Requires that certain equity instruments be measured at fair value, with changes in fair value recognized in earnings.
 • For financial liabilities where the fair value option has been elected, the portion of the total change in fair value caused by changes in Firm’s own credit risk is required to be presented separately in Other comprehensive income (“OCI”).
 • Generally requires a cumulative-effective adjustment to its retained earnings as of the beginning of the reporting period of adoption.

 • Required effective date January 1, 2018.(b)
 • Adoption of the DVA guidance as of January 1, 2016, would result in a reclassification from retained earnings to AOCI, reflecting the cumulative change in value to change in the Firm’s credit spread subsequent to the issuance of each liability. The amount of this reclassification would be immaterial as of January 1, 2016.
 • The Firm is evaluating the potential impact of the remaining guidance on the Consolidated Financial Statements.

(a)	Early adoption is permitted.

(b)	Early adoption is permitted for the requirement to report changes in fair value due to the Firm’s own credit risk in OCI, and the Firm is planning to early adopt this guidance during 2016.

JPMorgan Chase & Co./2015 Annual Report	171

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
The following table summarizes the changes in fair value for nonexchange-traded commodity derivative contracts for the year ended December 31, 2015.

Year ended December 31, 2015 (in millions)	Asset position	Liability position
Net fair value of contracts outstanding at January 1, 2015	$9,826	$13,926
Effect of legally enforceable master netting agreements	14,327	13,211
Gross fair value of contracts outstanding at January 1, 2015	24,153	27,137
Contracts realized or otherwise settled	(13,419)	(12,583)
Fair value of new contracts	3,704	5,027
Changes in fair values attributable to changes in valuation techniques and assumptions	—	—
Other changes in fair value	1,428	(1,300)
Gross fair value of contracts outstanding at December 31, 2015	15,866	18,281
Effect of legally enforceable master netting agreements	(6,772)	(6,256)
Net fair value of contracts outstanding at December 31, 2015	$9,094	$12,025

The following table indicates the maturities of nonexchange-traded commodity derivative contracts at December 31, 2015.

December 31, 2015 (in millions)	Asset position	Liability position
Maturity less than 1 year	$8,487	$9,242
Maturity 1–3 years	5,636	6,148
Maturity 4–5 years	1,122	1,931
Maturity in excess of 5 years	621	960
Gross fair value of contracts outstanding at December 31, 2015	15,866	18,281
Effect of legally enforceable master netting agreements	(6,772)	(6,256)
Net fair value of contracts outstanding at December 31, 2015	$9,094	$12,025

172	JPMorgan Chase & Co./2015 Annual Report

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
All forward-looking statements are, by their nature, subject to risks and uncertainties, many of which are beyond the Firm’s control. JPMorgan Chase’s actual future results may differ materially from those set forth in its forward-looking statements. While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ from those in the forward-looking statements:

•	Local, regional and global business, economic and political conditions and geopolitical events;

•	Changes in laws and regulatory requirements, including
capital and liquidity requirements;

•	Changes in trade, monetary and fiscal policies and laws;

•	Securities and capital markets behavior, including changes in market liquidity and volatility;

•	Changes in investor sentiment or consumer spending or savings behavior;

•	Ability of the Firm to manage effectively its capital and liquidity, including approval of its capital plans by banking regulators;

•	Changes in credit ratings assigned to the Firm or its subsidiaries;

•	Damage to the Firm’s reputation;

•	Ability of the Firm to deal effectively with an economic slowdown or other economic or market disruption;

•	Technology changes instituted by the Firm, its counterparties or competitors;

•	The success of the Firm’s business simplification initiatives and the effectiveness of its control agenda;

•
Ability of the Firm to develop new products and services, and the extent to which products or services previously sold by the Firm (including but not limited to mortgages and asset-backed securities) require the Firm to incur liabilities or absorb losses not contemplated at their initiation or origination;

•	Ability of the Firm to address enhanced regulatory requirements affecting its businesses;

•	Acceptance of the Firm’s new and existing products and services by the marketplace and the ability of the Firm to innovate and to increase market share;

•	Ability of the Firm to attract and retain qualified employees;

•	Ability of the Firm to control expense;

•	Competitive pressures;

•	Changes in the credit quality of the Firm’s customers and counterparties;

•	Adequacy of the Firm’s risk management framework, disclosure controls and procedures and internal control over financial reporting;

•	Adverse judicial or regulatory proceedings;

•	Changes in applicable accounting policies;

•	Ability of the Firm to determine accurate values of certain assets and liabilities;

•	Occurrence of natural or man-made disasters or calamities or conflicts and the Firm’s ability to deal effectively with disruptions caused by the foregoing;

•	Ability of the Firm to maintain the security of its financial, accounting, technology, data processing and other operating systems and facilities; and

•
Ability of the Firm to effectively defend itself against cyberattacks and other attempts by unauthorized parties to access information of the Firm or its customers or to disrupt the Firm’s systems; and

•	The other risks and uncertainties detailed in Part I, Item 1A: Risk Factors in the Firm’s Annual Report on Form 10-K for the year ended December 31, 2015.
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

JPMorgan Chase & Co./2015 Annual Report	173

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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has completed an assessment of the effectiveness of the Firm’s internal control over financial reporting as of December 31, 2015. In making the assessment, management used the “Internal Control — Integrated Framework” (“COSO 2013”) promulgated by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based upon the assessment performed, management concluded that as of December 31, 2015, JPMorgan Chase’s internal control over financial reporting was effective based upon the COSO 2013 framework. Additionally, based upon management’s assessment, the Firm determined that there were no material weaknesses in its internal control over financial reporting as of December 31, 2015.
The effectiveness of the Firm’s internal control over financial reporting as of December 31, 2015, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
James Dimon
Chairman and Chief Executive Officer

Marianne Lake
Executive Vice President and Chief Financial Officer

February 23, 2016

174	JPMorgan Chase & Co./2015 Annual Report

Report of independent registered public accounting firm

To the Board of Directors and Stockholders of JPMorgan Chase & Co.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of JPMorgan Chase & Co. and its subsidiaries (the “Firm”) at December 31, 2015 and 2014 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Firm maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Firm’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s report on internal control over financial reporting”. Our responsibility is to express opinions on these financial statements and on the Firm’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
February 23, 2016

PricewaterhouseCoopers LLP • 300 Madison Avenue • New York, NY 10017

JPMorgan Chase & Co./2015 Annual Report	175

Consolidated statements of income

Year ended December 31, (in millions, except per share data)	2015	2014	2013
Revenue
Investment banking fees	$6,751	$6,542	$6,354
Principal transactions	10,408	10,531	10,141
Lending- and deposit-related fees	5,694	5,801	5,945
Asset management, administration and commissions	15,509	15,931	15,106
Securities gains(a)	202	77	667
Mortgage fees and related income	2,513	3,563	5,205
Card income	5,924	6,020	6,022
Other income	3,032	3,013	4,608
Noninterest revenue	50,033	51,478	54,048
Interest income	50,973	51,531	52,669
Interest expense	7,463	7,897	9,350
Net interest income	43,510	43,634	43,319
Total net revenue	93,543	95,112	97,367

Provision for credit losses	3,827	3,139	225

Noninterest expense
Compensation expense	29,750	30,160	30,810
Occupancy expense	3,768	3,909	3,693
Technology, communications and equipment expense	6,193	5,804	5,425
Professional and outside services	7,002	7,705	7,641
Marketing	2,708	2,550	2,500
Other expense	9,593	11,146	20,398
Total noninterest expense	59,014	61,274	70,467
Income before income tax expense	30,702	30,699	26,675
Income tax expense	6,260	8,954	8,789
Net income	$24,442	$21,745	$17,886
Net income applicable to common stockholders	$22,406	$20,077	$16,557
Net income per common share data
Basic earnings per share	$6.05	$5.33	$4.38
Diluted earnings per share	6.00	5.29	4.34

Weighted-average basic shares	3,700.4	3,763.5	3,782.4
Weighted-average diluted shares	3,732.8	3,797.5	3,814.9
Cash dividends declared per common share	$1.72	$1.58	$1.44

(a)	The Firm recognized other-than-temporary impairment (“OTTI”) losses of $22 million, $4 million, and $21 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The Notes to Consolidated Financial Statements are an integral part of these statements.

176	JPMorgan Chase & Co./2015 Annual Report

Consolidated statements of comprehensive income

Year ended December 31, (in millions)	2015	2014	2013
Net income	$24,442	$21,745	$17,886
Other comprehensive income/(loss), after–tax
Unrealized gains/(losses) on investment securities	(2,144)	1,975	(4,070)
Translation adjustments, net of hedges	(15)	(11)	(41)
Cash flow hedges	51	44	(259)
Defined benefit pension and OPEB plans	111	(1,018)	1,467
Total other comprehensive income/(loss), after–tax	(1,997)	990	(2,903)
Comprehensive income	$22,445	$22,735	$14,983
The Notes to Consolidated Financial Statements are an integral part of these statements.

JPMorgan Chase & Co./2015 Annual Report	177

Consolidated balance sheets

December 31, (in millions, except share data)	2015	2014
Assets
Cash and due from banks	$20,490	$27,831
Deposits with banks	340,015	484,477
Federal funds sold and securities purchased under resale agreements (included $23,141 and $28,585 at fair value)	212,575	215,803
Securities borrowed (included $395 and $992 at fair value)	98,721	110,435
Trading assets (included assets pledged of $115,284 and $125,034)	343,839	398,988
Securities (included $241,754 and $298,752 at fair value and assets pledged of $14,883 and $24,912)	290,827	348,004
Loans (included $2,861 and $2,611 at fair value)	837,299	757,336
Allowance for loan losses	(13,555)	(14,185)
Loans, net of allowance for loan losses	823,744	743,151
Accrued interest and accounts receivable	46,605	70,079
Premises and equipment	14,362	15,133
Goodwill	47,325	47,647
Mortgage servicing rights	6,608	7,436
Other intangible assets	1,015	1,192
Other assets (included $7,604 and $11,909 at fair value and assets pledged of $1,286 and $1,399)	105,572	102,098
Total assets(a)	$2,351,698	$2,572,274
Liabilities
Deposits (included $12,516 and $8,807 at fair value)	$1,279,715	$1,363,427
Federal funds purchased and securities loaned or sold under repurchase agreements (included $3,526 and $2,979 at fair value)	152,678	192,101
Commercial paper	15,562	66,344
Other borrowed funds (included $9,911 and $14,739 at fair value)	21,105	30,222
Trading liabilities	126,897	152,815
Accounts payable and other liabilities (included $4,401 and $4,155 at fair value)	177,638	206,939
Beneficial interests issued by consolidated variable interest entities (included $787 and $2,162 at fair value)	41,879	52,320
Long-term debt (included $33,065 and $30,226 at fair value)	288,651	276,379
Total liabilities(a)	2,104,125	2,340,547
Commitments and contingencies (see Notes 29, 30 and 31)
Stockholders’ equity
Preferred stock ($1 par value; authorized 200,000,000 shares: issued 2,606,750 and 2,006,250 shares)	26,068	20,063
Common stock ($1 par value; authorized 9,000,000,000 shares; issued 4,104,933,895 shares)	4,105	4,105
Additional paid-in capital	92,500	93,270
Retained earnings	146,420	129,977
Accumulated other comprehensive income	192	2,189
Shares held in restricted stock units (“RSU”) trust, at cost (472,953 shares)	(21)	(21)
Treasury stock, at cost (441,459,392 and 390,144,630 shares)	(21,691)	(17,856)
Total stockholders’ equity	247,573	231,727
Total liabilities and stockholders’ equity	$2,351,698	$2,572,274

(a)
The following table presents information on assets and liabilities related to VIEs that are consolidated by the Firm at December 31, 2015 and 2014. The difference between total VIE assets and liabilities represents the Firm’s interests in those entities, which were eliminated in consolidation.

December 31, (in millions)	2015	2014
Assets
Trading assets	$3,736	$9,090
Loans	75,104	68,880
All other assets	2,765	1,815
Total assets	$81,605	$79,785
Liabilities
Beneficial interests issued by consolidated variable interest entities	$41,879	$52,320
All other liabilities	809	949
Total liabilities	$42,688	$53,269
The assets of the consolidated VIEs are used to settle the liabilities of those entities. The holders of the beneficial interests do not have recourse to the general credit of JPMorgan Chase. At both December 31, 2015 and 2014, the Firm provided limited program-wide credit enhancement of $2.0 billion, related to its Firm-administered multi-seller conduits, which are eliminated in consolidation. For further discussion, see Note 16.
The Notes to Consolidated Financial Statements are an integral part of these statements.

178	JPMorgan Chase & Co./2015 Annual Report

Consolidated statements of changes in stockholders’ equity

Year ended December 31, (in millions, except per share data)	2015	2014	2013
Preferred stock
Balance at January 1	$20,063	$11,158	$9,058
Issuance of preferred stock	6,005	8,905	3,900
Redemption of preferred stock	—	—	(1,800)
Balance at December 31	26,068	20,063	11,158
Common stock
Balance at January 1 and December 31	4,105	4,105	4,105
Additional paid-in capital
Balance at January 1	93,270	93,828	94,604
Shares issued and commitments to issue common stock for employee stock-based compensation awards, and related tax effects	(436)	(508)	(752)
Other	(334)	(50)	(24)
Balance at December 31	92,500	93,270	93,828
Retained earnings
Balance at January 1	129,977	115,435	104,223
Cumulative effect of change in accounting principle	—	—	(284)
Balance at beginning of year, adjusted	129,977	115,435	103,939
Net income	24,442	21,745	17,886
Dividends declared:
Preferred stock	(1,515)	(1,125)	(805)
Common stock ($1.72, $1.58 and $1.44 per share for 2015, 2014 and 2013, respectively)	(6,484)	(6,078)	(5,585)
Balance at December 31	146,420	129,977	115,435
Accumulated other comprehensive income
Balance at January 1	2,189	1,199	4,102
Other comprehensive income/(loss)	(1,997)	990	(2,903)
Balance at December 31	192	2,189	1,199
Shares held in RSU Trust, at cost
Balance at January 1 and December 31	(21)	(21)	(21)
Treasury stock, at cost
Balance at January 1	(17,856)	(14,847)	(12,002)
Purchase of treasury stock	(5,616)	(4,760)	(4,789)
Reissuance from treasury stock	1,781	1,751	1,944
Balance at December 31	(21,691)	(17,856)	(14,847)
Total stockholders’ equity	$247,573	$231,727	$210,857
The Notes to Consolidated Financial Statements are an integral part of these statements.

JPMorgan Chase & Co./2015 Annual Report	179

Consolidated statements of cash flows

Year ended December 31, (in millions)	2015	2014	2013
Operating activities
Net income	$24,442	$21,745	$17,886
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Provision for credit losses	3,827	3,139	225
Depreciation and amortization	4,940	4,759	5,306
Deferred tax expense	1,333	4,362	8,139
Other	1,785	2,113	1,552
Originations and purchases of loans held-for-sale	(48,109)	(67,525)	(75,928)
Proceeds from sales, securitizations and paydowns of loans held-for-sale	49,363	71,407	73,566
Net change in:
Trading assets	62,212	(24,814)	89,110
Securities borrowed	12,165	1,020	7,562
Accrued interest and accounts receivable	22,664	(3,637)	(2,340)
Other assets	(3,701)	(9,166)	526
Trading liabilities	(28,972)	26,818	(9,772)
Accounts payable and other liabilities	(23,361)	6,058	(5,750)
Other operating adjustments	(5,122)	314	(2,129)
Net cash provided by operating activities	73,466	36,593	107,953
Investing activities
Net change in:
Deposits with banks	144,462	(168,426)	(194,363)
Federal funds sold and securities purchased under resale agreements	3,190	30,848	47,726
Held-to-maturity securities:
Proceeds from paydowns and maturities	6,099	4,169	189
Purchases	(6,204)	(10,345)	(24,214)
Available-for-sale securities:
Proceeds from paydowns and maturities	76,448	90,664	89,631
Proceeds from sales	40,444	38,411	73,312
Purchases	(70,804)	(121,504)	(130,266)
Proceeds from sales and securitizations of loans held-for-investment	18,604	20,115	12,033
Other changes in loans, net	(108,962)	(51,749)	(23,721)
All other investing activities, net	3,703	2,181	(828)
Net cash provided by/(used in) investing activities	106,980	(165,636)	(150,501)
Financing activities
Net change in:
Deposits	(88,678)	89,346	81,476
Federal funds purchased and securities loaned or sold under repurchase agreements	(39,415)	10,905	(58,867)
Commercial paper and other borrowed funds	(57,828)	9,242	2,784
Beneficial interests issued by consolidated variable interest entities	(5,632)	(834)	(10,433)
Proceeds from long-term borrowings	79,611	78,515	83,546
Payments of long-term borrowings	(67,247)	(65,275)	(60,497)
Proceeds from issuance of preferred stock	5,893	8,847	3,873
Redemption of preferred stock	—	—	(1,800)
Treasury stock and warrants repurchased	(5,616)	(4,760)	(4,789)
Dividends paid	(7,873)	(6,990)	(6,056)
All other financing activities, net	(726)	(768)	(913)
Net cash provided by/(used in) financing activities	(187,511)	118,228	28,324
Effect of exchange rate changes on cash and due from banks	(276)	(1,125)	272
Net decrease in cash and due from banks	(7,341)	(11,940)	(13,952)
Cash and due from banks at the beginning of the period	27,831	39,771	53,723
Cash and due from banks at the end of the period	$20,490	$27,831	$39,771
Cash interest paid	$7,220	$8,194	$9,573
Cash income taxes paid, net	9,423	1,392	3,502
The Notes to Consolidated Financial Statements are an integral part of these statements.

180	JPMorgan Chase & Co./2015 Annual Report

Notes to consolidated financial statements

Note 1 – Basis of presentation
JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”), a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States of America (“U.S.”), with operations worldwide. The Firm is a leader in investment banking, financial services for consumers and small business, commercial banking, financial transaction processing and asset management. For a discussion of the Firm’s business segments, see Note 33.
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
Assets held for clients in an agency or fiduciary capacity by the Firm are not assets of JPMorgan Chase and are not included on the Consolidated balance sheets.
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
Investments in companies in which the Firm has significant influence over operating and financing decisions (but does not own a majority of the voting equity interests) are accounted for (i) in accordance with the equity method of accounting (which requires the Firm to recognize its proportionate share of the entity’s net earnings), or (ii) at fair value if the fair value option was elected. These investments are generally included in other assets, with income or loss included in other income.
Certain Firm-sponsored asset management funds are structured as limited partnerships or limited liability companies. For many of these entities, the Firm is the general partner or managing member, but the non-affiliated partners or members have the ability to remove the Firm as the general partner or managing member without cause (i.e., kick-out rights), based on a simple majority vote, or the non-affiliated partners or members have rights to participate in important decisions. Accordingly, the Firm does not consolidate these funds. In the limited cases where the nonaffiliated partners or members do not have substantive kick-out or participating rights, the Firm consolidates the funds.
The Firm’s investment companies have investments in both publicly-held and privately-held entities, including investments in buyouts, growth equity and venture opportunities. These investments are accounted for under investment company guidelines and accordingly, irrespective of the percentage of equity ownership interests held, are carried on the Consolidated balance sheets at fair value, and are recorded in other assets.
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
The primary beneficiary of a VIE (i.e., the party that has a controlling financial interest) is required to consolidate the assets and liabilities of the VIE. The primary beneficiary is the party that has both (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; and (2) through its interests in the VIE, the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.
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

JPMorgan Chase & Co./2015 Annual Report	181

Notes to consolidated financial statements

activities. In general, the parties that make the most significant decisions affecting the VIE (such as asset managers, collateral managers, servicers, or owners of call options or liquidation rights over the VIE’s assets) or have the right to unilaterally remove those decision-makers are deemed to have the power to direct the activities of a VIE.
To assess whether the Firm has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE, the Firm considers all of its economic interests, including debt and equity investments, servicing fees, and derivatives or other arrangements deemed to be variable interests in the VIE. This assessment requires that the Firm apply judgment in determining whether these interests, in the aggregate, are considered potentially significant to the VIE. Factors considered in assessing significance include: the design of the VIE, including its capitalization structure; subordination of interests; payment priority; relative share of interests held across various classes within the VIE’s capital structure; and the reasons why the interests are held by the Firm.
The Firm performs on-going reassessments of: (1) whether entities previously evaluated under the majority voting-interest framework have become VIEs, based on certain events, and therefore subject to the VIE consolidation framework; and (2) whether changes in the facts and circumstances regarding the Firm’s involvement with a VIE cause the Firm’s consolidation conclusion to change.
In February 2010, the Financial Accounting Standards Board (“FASB”) issued an amendment which deferred the requirements of the accounting guidance for VIEs for certain investment funds, including mutual funds, private equity funds and hedge funds. For the funds to which the deferral applies, the Firm continues to apply other existing authoritative accounting guidance to determine whether such funds should be consolidated.
Use of estimates in the preparation of consolidated financial statements
The preparation of the Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expense, and disclosures of contingent assets and liabilities. Actual results could be different from these estimates.

Foreign currency translation
JPMorgan Chase revalues assets, liabilities, revenue and expense denominated in non-U.S. currencies into U.S. dollars using applicable exchange rates.
Gains and losses relating to translating functional currency financial statements for U.S. reporting are included in other comprehensive income/(loss) (“OCI”) within stockholders’ equity. Gains and losses relating to nonfunctional currency transactions, including non-U.S. operations where the functional currency is the U.S. dollar, are reported in the Consolidated statements of income.
Offsetting assets and liabilities
U.S. GAAP permits entities to present derivative receivables and derivative payables with the same counterparty and the related cash collateral receivables and payables on a net basis on the Consolidated balance sheets when a legally enforceable master netting agreement exists. U.S. GAAP also permits securities sold and purchased under repurchase agreements to be presented net when specified conditions are met, including the existence of a legally enforceable master netting agreement. The Firm has elected to net such balances when the specified conditions are met.
The Firm uses master netting agreements to mitigate counterparty credit risk in certain transactions, including derivatives transactions, repurchase and reverse repurchase agreements, and securities borrowed and loaned agreements. A master netting agreement is a single contract with a counterparty that permits multiple transactions governed by that contract to be terminated and settled through a single payment in a single currency in the event of a default (e.g., bankruptcy, failure to make a required payment or securities transfer or deliver collateral or margin when due after expiration of any grace period). Upon the exercise of termination rights by the non-defaulting party (i) all transactions are terminated, (ii) all transactions are valued and the positive value or “in the money” transactions are netted against the negative value or “out of the money” transactions and (iii) the only remaining payment obligation is of one of the parties to pay the netted termination amount. Upon exercise of repurchase agreement and securities loan default rights in general (i) all transactions are terminated and accelerated, (ii) all values of securities or cash held or to be delivered are calculated, and all such sums are netted against each other and (iii) the only remaining payment obligation is of one of the parties to pay the netted termination amount.

182	JPMorgan Chase & Co./2015 Annual Report

Typical master netting agreements for these types of transactions also often contain a collateral/margin agreement that provides for a security interest in, or title transfer of, securities or cash collateral/margin to the party that has the right to demand margin (the “demanding party”). The collateral/margin agreement typically requires a party to transfer collateral/margin to the demanding party with a value equal to the amount of the margin deficit on a net basis across all transactions governed by the master netting agreement, less any threshold. The collateral/margin agreement grants to the demanding party, upon default by the counterparty, the right to set-off any amounts payable by the counterparty against any posted collateral or the cash equivalent of any posted collateral/margin. It also grants to the demanding party the right to liquidate collateral/margin and to apply the proceeds to an amount payable by the counterparty.
For further discussion of the Firm’s derivative instruments, see Note 6. For further discussion of the Firm’s repurchase and reverse repurchase agreements, and securities borrowing and lending agreements, see Note 13.
Simplifying the presentation of debt issuance costs
Effective October 1, 2015, the Firm early adopted new accounting guidance that simplifies the presentation of debt issuance costs, by requiring that unamortized debt issuance costs be presented as a reduction of the applicable liability rather than as an asset. The adoption of this guidance had no material impact on the Firm’s Consolidated balance sheets, and no impact on the Firm’s consolidated results of operations. The guidance was required to be applied retrospectively, and accordingly, certain prior period amounts have been revised to conform with the current period presentation.
Investments in qualified affordable housing projects
Effective January 1, 2015, the Firm adopted new accounting guidance for investments in affordable housing projects that qualify for the low-income housing tax credit, which impacted the Corporate & Investment Bank (“CIB”). As a result of the adoption of this new guidance, the Firm made an accounting policy election to amortize the initial cost of its qualifying investments in proportion to the tax credits and other benefits received, and to present the amortization as a component of income tax expense; previously such amounts were predominantly presented in other income. The guidance was required to be applied retrospectively, and accordingly, certain prior period amounts have been revised to conform with the current period presentation. The cumulative effect on retained earnings was a reduction of $284 million as of January 1, 2013. The adoption of this accounting guidance resulted in an increase of $907 million and $924 million in other income and income tax expense, respectively, for the year ended December 31, 2014 and $761 million and $798 million, respectively, for the year ended December 2013, which led to an increase of approximately 2% in the effective tax rate for the year ended December 31, 2014 and 2013. The impact on net income and earnings per share in the periods affected was not material. For further information, see Note 26.
Statements of cash flows
For JPMorgan Chase’s Consolidated statements of cash flows, cash is defined as those amounts included in cash and due from banks.
Significant accounting policies
The following table identifies JPMorgan Chase’s other significant accounting policies and the Note and page where a detailed description of each policy can be found.

Fair value measurement	Note 3	Page 184
Fair value option	Note 4	Page 203
Derivative instruments	Note 6	Page 208
Noninterest revenue	Note 7	Page 221
Interest income and interest expense	Note 8	Page 223
Pension and other postretirement employee benefit plans	Note 9	Page 223
Employee stock-based incentives	Note 10	Page 231
Securities	Note 12	Page 233
Securities financing activities	Note 13	Page 238
Loans	Note 14	Page 242
Allowance for credit losses	Note 15	Page 262
Variable interest entities	Note 16	Page 266
Goodwill and other intangible assets	Note 17	Page 274
Premises and equipment	Note 18	Page 278
Long-term debt	Note 21	Page 279
Income taxes	Note 26	Page 285
Off–balance sheet lending-related financial instruments, guarantees and other commitments	Note 29	Page 290
Litigation	Note 31	Page 297
Note 2 – Business changes and developments
Private Equity sale
As part of the Firm’s business simplification agenda, the sale of a portion of the Private Equity Business (“Private Equity sale”) was completed on January 9, 2015. Concurrent with the sale, a new independent management company was formed by the former One Equity Partners investment professionals. The new management company provides investment management services to the acquirer of the investments sold in the Private Equity sale and to the Firm for the portion of the private equity investments that were retained by the Firm. The sale of the investments did not have a material impact on the Firm’s Consolidated balance sheets or its results of operations.

JPMorgan Chase & Co./2015 Annual Report	183

Notes to consolidated financial statements

Note 3 – Fair value measurement
JPMorgan Chase carries a portion of its assets and liabilities at fair value. These assets and liabilities are predominantly carried at fair value on a recurring basis (i.e., assets and liabilities that are measured and reported at fair value on the Firm’s Consolidated balance sheets). Certain assets (e.g., certain mortgage, home equity and other loans where the carrying value is based on the fair value of the underlying collateral), liabilities and unfunded lending-related commitments are measured at fair value on a nonrecurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment).
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is based on quoted market prices, where available. If listed prices or quotes are not available, fair value is based on models that consider relevant transaction characteristics (such as maturity) and use as inputs observable or unobservable market parameters, including but not limited to yield curves, interest rates, volatilities, equity or debt prices, foreign exchange rates and credit curves. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value, as described below.
The level of precision in estimating unobservable market inputs or other factors can affect the amount of gain or loss recorded for a particular position. Furthermore, while the Firm believes its valuation methods are appropriate and consistent with those of other market participants, the methods and assumptions used reflect management judgment and may vary across the Firm’s businesses and portfolios.
The Firm uses various methodologies and assumptions in the determination of fair value. The use of different methodologies or assumptions by other market participants compared with those used by the Firm could result in a different estimate of fair value at the reporting date.
Valuation process
Risk-taking functions are responsible for providing fair value estimates for assets and liabilities carried on the Consolidated balance sheets at fair value. The Firm’s valuation control function, which is part of the Firm’s Finance function and independent of the risk-taking functions, is responsible for verifying these estimates and determining any fair value adjustments that may be required to ensure that the Firm’s positions are recorded at fair value. In addition, the firmwide Valuation Governance Forum (“VGF”) is composed of senior finance and risk executives and is responsible for overseeing the management of risks arising from valuation activities conducted across the Firm. The VGF is chaired by the Firmwide head of the valuation control function (under the direction of the Firm’s Chief Financial Officer (“CFO”)), and

includes sub-forums covering the Corporate & Investment Bank, Consumer & Community Banking (“CCB”), Commercial Banking, Asset Management and certain corporate functions including Treasury and Chief Investment Office (“CIO”).
The valuation control function verifies fair value estimates provided by the risk-taking functions by leveraging independently derived prices, valuation inputs and other market data, where available. Where independent prices or inputs are not available, additional review is performed by the valuation control function to ensure the reasonableness of the estimates. The review may include evaluating the limited market activity including client unwinds, benchmarking of valuation inputs to those for similar instruments, decomposing the valuation of structured instruments into individual components, comparing expected to actual cash flows, reviewing profit and loss trends, and reviewing trends in collateral valuation. There are also additional levels of management review for more significant or complex positions.
The valuation control function determines any valuation adjustments that may be required to the estimates provided by the risk-taking functions. No adjustments are applied to the quoted market price for instruments classified within level 1 of the fair value hierarchy (see below for further information on the fair value hierarchy). For other positions, judgment is required to assess the need for valuation adjustments to appropriately reflect liquidity considerations, unobservable parameters, and, for certain portfolios that meet specified criteria, the size of the net open risk position. The determination of such adjustments follows a consistent framework across the Firm:

•
Liquidity valuation adjustments are considered where an observable external price or valuation parameter exists but is of lower reliability, potentially due to lower market activity. Liquidity valuation adjustments are applied and determined based on current market conditions. Factors that may be considered in determining the liquidity adjustment include analysis of: (1) the estimated bid-offer spread for the instrument being traded; (2) alternative pricing points for similar instruments in active markets; and (3) the range of reasonable values that the price or parameter could take.

•
The Firm manages certain portfolios of financial instruments on the basis of net open risk exposure and, as permitted by U.S. GAAP, has elected to estimate the fair value of such portfolios on the basis of a transfer of the entire net open risk position in an orderly transaction. Where this is the case, valuation adjustments may be necessary to reflect the cost of exiting a larger-than-normal market-size net open risk position. Where applied, such adjustments are based on factors that a relevant market participant would consider in the transfer of the net open risk position, including the size of the adverse market move that is likely to occur during the period required to reduce the net open risk position to a normal market-size.

184	JPMorgan Chase & Co./2015 Annual Report

•
Unobservable parameter valuation adjustments may be made when positions are valued using prices or input parameters to valuation models that are unobservable due to a lack of market activity or because they cannot be implied from observable market data. Such prices or parameters must be estimated and are, therefore, subject to management judgment. Unobservable parameter valuation adjustments are applied to reflect the uncertainty inherent in the resulting valuation estimate.

Where appropriate, the Firm also applies adjustments to its estimates of fair value in order to appropriately reflect counterparty credit quality, the Firm’s own creditworthiness and the impact of funding, utilizing a consistent framework across the Firm. For more information on such adjustments see Credit and funding adjustments on page 200 of this Note.
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
The Model Risk function is independent of the model owners. It reviews and approves a wide range of models, including risk management, valuation and regulatory capital models used by the Firm. The Model Risk review and governance functions are part of the Firm’s Model Risk unit, and the Firmwide Model Risk Executive reports to the Firm’s Chief Risk Officer (“CRO”). When reviewing a model, the Model Risk function analyzes and challenges the model methodology, and the reasonableness of model assumptions and may perform or require additional testing, including back-testing of model outcomes.
New valuation models, as well as material changes to existing valuation models, are reviewed and approved prior to implementation except where specified conditions are met, including the approval of an exception granted by the head of the Model Risk function. The Model Risk function performs an annual status assessment that considers developments in the product or market to determine whether valuation models which have already been reviewed need to be, on a full or partial basis, reviewed and approved again.

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

JPMorgan Chase & Co./2015 Annual Report	185

Notes to consolidated financial statements

The following table describes the valuation methodologies generally used by the Firm to measure its significant products/instruments at fair value, including the general classification of such instruments pursuant to the valuation hierarchy.

Product/instrument	Valuation methodology	Classifications in the valuation hierarchy
Securities financing agreements	Valuations are based on discounted cash flows, which consider:	Level 2
• Derivative features: for further information refer to the discussion of derivatives below.
• Market rates for the respective maturity
• Collateral
Loans and lending-related commitments — wholesale
Trading portfolio	Where observable market data is available, valuations are based on:	Level 2 or 3
• Observed market prices (circumstances are infrequent)
• Relevant broker quotes
• Observed market prices for similar instruments
Where observable market data is unavailable or limited, valuations are based on discounted cash flows, which consider the following:
• Credit spreads derived from the cost of credit default swaps (“CDS”); or benchmark credit curves developed by the Firm, by industry and credit rating
• Prepayment speed
Loans held for investment and associated lending-related commitments	Valuations are based on discounted cash flows, which consider:	Predominantly level 3
• Credit spreads, derived from the cost of CDS; or benchmark credit curves developed by the Firm, by industry and credit rating

• Prepayment speed

Lending-related commitments are valued similar to loans and reflect the portion of an unused commitment expected, based on the Firm’s average portfolio historical experience, to become funded prior to an obligor default

For information regarding the valuation of loans measured at collateral value, see Note 14.

Loans — consumer
Held for investment consumer loans, excluding credit card	Valuations are based on discounted cash flows, which consider:	Predominantly level 3
• Expected lifetime credit losses -considering expected and current default rates, and loss severity

• Prepayment speed
• Discount rates
• Servicing costs
For information regarding the valuation of loans measured at collateral value, see Note 14.

Held for investment credit card receivables	Valuations are based on discounted cash flows, which consider:	Level 3
• Credit costs — allowance for loan losses is considered a reasonable proxy for the credit cost

• Projected interest income, late-fee revenue and loan repayment rates
• Discount rates
• Servicing costs
Trading loans — conforming residential mortgage loans expected to be sold
Fair value is based upon observable prices for mortgage-backed securities with similar collateral and incorporates adjustments to these prices to account for differences between the securities and the value of the underlying loans, which include credit characteristics, portfolio composition, and liquidity.
Predominantly level 2

186	JPMorgan Chase & Co./2015 Annual Report

Product/instrument	Valuation methodology, inputs and assumptions	Classifications in the valuation hierarchy
Investment and trading securities	Quoted market prices are used where available.	Level 1
	In the absence of quoted market prices, securities are valued based on:	Level 2 or 3
• Observable market prices for similar securities
• Relevant broker quotes
• Discounted cash flows
In addition, the following inputs to discounted cash flows are used for the following products:
Mortgage- and asset-backed securities specific inputs:
• Collateral characteristics
• Deal-specific payment and loss allocations
• Current market assumptions related to yield, prepayment speed, conditional default rates and loss severity
Collateralized loan obligations (“CLOs”), specific inputs:
• Collateral characteristics
• Deal-specific payment and loss allocations
• Expected prepayment speed, conditional default rates, loss severity
• Credit spreads
• Credit rating data
Physical commodities	Valued using observable market prices or data	Predominantly Level 1 and 2
Derivatives	Exchange-traded derivatives that are actively traded and valued using the exchange price.	Level 1

Derivatives that are valued using models such as the Black-Scholes option pricing model, simulation models, or a combination of models, that use observable or unobservable valuation inputs (e.g., plain vanilla options and interest rate and credit default swaps). Inputs include:
Level 2 or 3

• Contractual terms including the period to maturity
• Readily observable parameters including interest rates and volatility
• Credit quality of the counterparty and of the Firm
• Market funding levels
• Correlation levels
In addition, the following specific inputs are used for the following derivatives that are valued based on models with significant unobservable inputs:
Structured credit derivatives specific inputs include:
• CDS spreads and recovery rates
• Credit correlation between the underlying debt instruments (levels are modeled on a transaction basis and calibrated to liquid benchmark tranche indices)

• Actual transactions, where available, are used to regularly recalibrate unobservable parameters

Certain long-dated equity option specific inputs include:
• Long-dated equity volatilities
Certain interest rate and foreign exchange (“FX”) exotic options specific inputs include:
• Interest rate correlation
• Interest rate spread volatility
• Foreign exchange correlation
• Correlation between interest rates and foreign exchange rates
• Parameters describing the evolution of underlying interest rates
Certain commodity derivatives specific inputs include:
• Commodity volatility
• Forward commodity price

Additionally, adjustments are made to reflect counterparty credit quality (credit valuation adjustments or “CVA”), the Firm’s own creditworthiness (debit valuation adjustments or “DVA”), and funding valuation adjustment (“FVA”) to incorporate the impact of funding. See page 200 of this Note.

JPMorgan Chase & Co./2015 Annual Report	187

Notes to consolidated financial statements

Product/instrument	Valuation methodology, inputs and assumptions	Classification in the valuation hierarchy
Mortgage servicing rights (“MSRs”)	See Mortgage servicing rights in Note 17.	Level 3

Private equity direct investments	Private equity direct investments	Level 2 or 3
Fair value is estimated using all available information and considering the range of potential inputs, including:
• Transaction prices
• Trading multiples of comparable public companies
• Operating performance of the underlying portfolio company
• Additional available inputs relevant to the investment
• Adjustments as required, since comparable public companies are not identical to the company being valued, and for company-specific issues and lack of liquidity
	Public investments held in the Private Equity portfolio	Level 1 or 2
• Valued using observable market prices less adjustments for relevant restrictions, where applicable

Fund investments (i.e., mutual/collective investment funds, private equity funds, hedge funds, and real estate funds)	Net asset value (“NAV”)
	• NAV is validated by sufficient level of observable activity (i.e., purchases and sales)	Level 1

	• Adjustments to the NAV as required, for restrictions on redemption (e.g., lock up periods or withdrawal limitations) or where observable activity is limited	Level 2 or 3(a)

Beneficial interests issued by consolidated VIEs	Valued using observable market information, where available	Level 2 or 3
In the absence of observable market information, valuations are based on the fair value of the underlying assets held by the VIE
Long-term debt, not carried at fair value	Valuations are based on discounted cash flows, which consider:	Predominantly level 2
• Market rates for respective maturity
• The Firm’s own creditworthiness (DVA). See page 200 of this Note.
Structured notes (included in deposits, other borrowed funds and long-term debt)
• Valuations are based on discounted cash flow analyses that consider the embedded derivative and the terms and payment structure of the note.
• The embedded derivative features are considered using models such as the Black-Scholes option pricing model, simulation models, or a combination of models that use observable or unobservable valuation inputs, depending on the embedded derivative. The specific inputs used vary according to the nature of the embedded derivative features, as described in the discussion above regarding derivative valuation. Adjustments are then made to this base valuation to reflect the Firm’s own creditworthiness (DVA) and to incorporate the impact of funding (FVA). See page 200 of this Note.
Level 2 or 3

(a)	Excludes certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient.

188	JPMorgan Chase & Co./2015 Annual Report

The following table presents the asset and liabilities reported at fair value as of December 31, 2015 and 2014, by major product category and fair value hierarchy.

Assets and liabilities measured at fair value on a recurring basis
	Fair value hierarchy
December 31, 2015 (in millions)	Level 1	Level 2		Level 3		Derivative netting adjustments	Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$23,141		$—		$—	$23,141
Securities borrowed	—	395		—		—	395
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies(a)	6	31,815		715		—	32,536
Residential – nonagency	—	1,299		194		—	1,493
Commercial – nonagency	—	1,080		115		—	1,195
Total mortgage-backed securities	6	34,194		1,024		—	35,224
U.S. Treasury and government agencies(a)	12,036	6,985		—		—	19,021
Obligations of U.S. states and municipalities	—	6,986		651		—	7,637
Certificates of deposit, bankers’ acceptances and commercial paper	—	1,042		—		—	1,042
Non-U.S. government debt securities	27,974	25,064		74		—	53,112
Corporate debt securities	—	22,807		736		—	23,543
Loans(b)	—	22,211		6,604		—	28,815
Asset-backed securities	—	2,392		1,832		—	4,224
Total debt instruments	40,016	121,681		10,921		—	172,618
Equity securities	94,059	606		265		—	94,930
Physical commodities(c)	3,593	1,064		—		—	4,657
Other	—	11,152		744		—	11,896
Total debt and equity instruments(d)	137,668	134,503		11,930		—	284,101
Derivative receivables:
Interest rate	354	666,491		2,766		(643,248)	26,363
Credit	—	48,850		2,618		(50,045)	1,423
Foreign exchange	734	177,525		1,616		(162,698)	17,177
Equity	—	35,150		709		(30,330)	5,529
Commodity	108	24,720		237		(15,880)	9,185
Total derivative receivables(e)	1,196	952,736		7,946		(902,201)	59,677
Total trading assets	138,864	1,087,239		19,876		(902,201)	343,778
Available-for-sale securities:
Mortgage-backed securities:
U.S. government agencies(a)	—	55,066		—		—	55,066
Residential – nonagency	—	27,618		1		—	27,619
Commercial – nonagency	—	22,897		—		—	22,897
Total mortgage-backed securities	—	105,581		1		—	105,582
U.S. Treasury and government agencies(a)	10,998	38		—		—	11,036
Obligations of U.S. states and municipalities	—	33,550		—		—	33,550
Certificates of deposit	—	283		—		—	283
Non-U.S. government debt securities	23,199	13,477		—		—	36,676
Corporate debt securities	—	12,436		—		—	12,436
Asset-backed securities:
Collateralized loan obligations	—	30,248		759		—	31,007
Other	—	9,033		64		—	9,097
Equity securities	2,087	—		—		—	2,087
Total available-for-sale securities	36,284	204,646		824		—	241,754
Loans	—	1,343		1,518		—	2,861
Mortgage servicing rights	—	—		6,608		—	6,608
Other assets:
Private equity investments(f)	102	101		1,657		—	1,860
All other	3,815	28		744		—	4,587
Total other assets	3,917	129		2,401		—	6,447
Total assets measured at fair value on a recurring basis	$179,065	$1,316,893	(g)	$31,227	(g)	$(902,201)	$624,984
Deposits	$—	$9,566		$2,950		$—	$12,516
Federal funds purchased and securities loaned or sold under repurchase agreements	—	3,526		—		—	3,526
Other borrowed funds	—	9,272		639		—	9,911
Trading liabilities:
Debt and equity instruments(d)	53,845	20,199		63		—	74,107
Derivative payables:
Interest rate	216	633,060		1,890		(624,945)	10,221
Credit	—	48,460		2,069		(48,988)	1,541
Foreign exchange	669	187,890		2,341		(171,131)	19,769
Equity	—	36,440		2,223		(29,480)	9,183
Commodity	52	26,430		1,172		(15,578)	12,076
Total derivative payables(e)	937	932,280		9,695		(890,122)	52,790
Total trading liabilities	54,782	952,479		9,758		(890,122)	126,897
Accounts payable and other liabilities	4,382	—		19		—	4,401
Beneficial interests issued by consolidated VIEs	—	238		549		—	787
Long-term debt	—	21,452		11,613		—	33,065
Total liabilities measured at fair value on a recurring basis	$59,164	$996,533		$25,528		$(890,122)	$191,103

JPMorgan Chase & Co./2015 Annual Report	189

Notes to consolidated financial statements

	Fair value hierarchy
December 31, 2014 (in millions)	Level 1	Level 2		Level 3	Derivative netting adjustments		Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$28,585		$—	$—		$28,585
Securities borrowed	—	992		—	—		992
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies(a)	14	31,904		922	—		32,840
Residential – nonagency	—	1,381		663	—		2,044
Commercial – nonagency	—	927		306	—		1,233
Total mortgage-backed securities	14	34,212		1,891	—		36,117
U.S. Treasury and government agencies(a)	17,816	8,460		—	—		26,276
Obligations of U.S. states and municipalities	—	9,298		1,273	—		10,571
Certificates of deposit, bankers’ acceptances and commercial paper	—	1,429		—	—		1,429
Non-U.S. government debt securities	25,854	27,294		302	—		53,450
Corporate debt securities	—	28,099		2,989	—		31,088
Loans(b)	—	23,080		13,287	—		36,367
Asset-backed securities	—	3,088		1,264	—		4,352
Total debt instruments	43,684	134,960		21,006	—		199,650
Equity securities	104,890	624		431	—		105,945
Physical commodities(c)	2,739	1,741		2	—		4,482
Other	—	8,762		1,050	—		9,812
Total debt and equity instruments(d)	151,313	146,087		22,489	—		319,889
Derivative receivables:
Interest rate	473	945,635	(g)	4,149	(916,532)	(g)	33,725
Credit	—	73,853		2,989	(75,004)		1,838
Foreign exchange	758	212,153	(g)	2,276	(193,934)	(g)	21,253
Equity	—	39,937	(g)	2,552	(34,312)	(g)	8,177
Commodity	247	42,807		599	(29,671)		13,982
Total derivative receivables(e)	1,478	1,314,385	(g)	12,565	(1,249,453)	(g)	78,975
Total trading assets	152,791	1,460,472	(g)	35,054	(1,249,453)	(g)	398,864
Available-for-sale securities:
Mortgage-backed securities:
U.S. government agencies(a)	—	65,319		—	—		65,319
Residential – nonagency	—	50,865		30	—		50,895
Commercial – nonagency	—	21,009		99	—		21,108
Total mortgage-backed securities	—	137,193		129	—		137,322
U.S. Treasury and government agencies(a)	13,591	54		—	—		13,645
Obligations of U.S. states and municipalities	—	30,068		—	—		30,068
Certificates of deposit	—	1,103		—	—		1,103
Non-U.S. government debt securities	24,074	28,669		—	—		52,743
Corporate debt securities	—	18,532		—	—		18,532
Asset-backed securities:
Collateralized loan obligations	—	29,402		792	—		30,194
Other	—	12,499		116	—		12,615
Equity securities	2,530	—		—	—		2,530
Total available-for-sale securities	40,195	257,520		1,037	—		298,752
Loans	—	70		2,541	—		2,611
Mortgage servicing rights	—	—		7,436	—		7,436
Other assets:
Private equity investments(f)	648	2,624		2,225	—		5,497
All other	4,018	17		959	—		4,994
Total other assets	4,666	2,641		3,184	—		10,491
Total assets measured at fair value on a recurring basis	$197,652	$1,750,280	(g)	$49,252	$(1,249,453)	(g)	$747,731
Deposits	$—	$5,948		$2,859	$—		$8,807
Federal funds purchased and securities loaned or sold under repurchase agreements	—	2,979		—	—		2,979
Other borrowed funds	—	13,286		1,453	—		14,739
Trading liabilities:
Debt and equity instruments(d)	62,914	18,713		72	—		81,699
Derivative payables:
Interest rate	499	914,357	(g)	3,523	(900,634)	(g)	17,745
Credit	—	73,095		2,800	(74,302)		1,593
Foreign exchange	746	221,066	(g)	2,802	(201,644)	(g)	22,970
Equity	—	41,925	(g)	4,337	(34,522)	(g)	11,740
Commodity	141	44,318		1,164	(28,555)		17,068
Total derivative payables(e)	1,386	1,294,761	(g)	14,626	(1,239,657)	(g)	71,116
Total trading liabilities	64,300	1,313,474	(g)	14,698	(1,239,657)	(g)	152,815
Accounts payable and other liabilities (g)	4,129	—		26	—		4,155
Beneficial interests issued by consolidated VIEs	—	1,016		1,146	—		2,162
Long-term debt	—	18,349		11,877	—		30,226
Total liabilities measured at fair value on a recurring basis	$68,429	$1,355,052	(g)	$32,059	$(1,239,657)	(g)	$215,883
Note: Effective April 1, 2015, the Firm adopted new accounting guidance for investments in certain entities that calculate net asset value per share (or its equivalent). As a result of the adoption of this new guidance, certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient are not required to be classified in the fair value hierarchy. At December 31, 2015 and 2014, the fair values of these investments, which include certain hedge funds, private equity funds, real estate and other funds, were $1.2 billion and $1.5 billion, respectively, of which $337 million and $1.2 billion had been previously classified in level 2 and level 3, respectively, at December 31, 2014. Included on the Firm’s balance sheet at December 31, 2015 and 2014, were trading assets of $61 million and $124 million, respectively, and other assets of $1.2 billion and $1.4 billion, respectively. The guidance was required to be applied retrospectively, and accordingly, prior period amounts have been revised to conform with the current period presentation.

190	JPMorgan Chase & Co./2015 Annual Report

(a)	At December 31, 2015 and 2014, included total U.S. government-sponsored enterprise obligations of $67.0 billion and $84.1 billion, respectively, which were predominantly mortgage-related.

(b)
At December 31, 2015 and 2014, included within trading loans were $11.8 billion and $17.0 billion, respectively, of residential first-lien mortgages, and $4.3 billion and $5.8 billion, respectively, of commercial first-lien mortgages. Residential mortgage loans include conforming mortgage loans originated with the intent to sell to U.S. government agencies of $5.3 billion and $7.7 billion, respectively, and reverse mortgages of $2.5 billion and $3.4 billion, respectively.

(c)
Physical commodities inventories are generally accounted for at the lower of cost or market. “Market” is a term defined in U.S. GAAP as not exceeding fair value less costs to sell (“transaction costs”). Transaction costs for the Firm’s physical commodities inventories are either not applicable or immaterial to the value of the inventory. Therefore, market approximates fair value for the Firm’s physical commodities inventories. When fair value hedging has been applied (or when market is below cost), the carrying value of physical commodities approximates fair value, because under fair value hedge accounting, the cost basis is adjusted for changes in fair value. For a further discussion of the Firm’s hedge accounting relationships, see Note 6. To provide consistent fair value disclosure information, all physical commodities inventories have been included in each period presented.

(d)	Balances reflect the reduction of securities owned (long positions) by the amount of identical securities sold but not yet purchased (short positions).

(e)
As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists. For purposes of the tables above, the Firm does not reduce derivative receivables and derivative payables balances for this netting adjustment, either within or across the levels of the fair value hierarchy, as such netting is not relevant to a presentation based on the transparency of inputs to the valuation of an asset or liability. However, if the Firm were to net such balances within level 3, the reduction in the level 3 derivative receivables and payables balances would be $546 million and $2.5 billion at December 31, 2015 and 2014, respectively; this is exclusive of the netting benefit associated with cash collateral, which would further reduce the level 3 balances.

(f)
Private equity instruments represent investments within the Corporate line of business. The cost basis of the private equity investment portfolio totaled $3.5 billion and $6.0 billion at December 31, 2015 and 2014, respectively.

(g)
Certain prior period amounts (including the corresponding fair value parenthetical disclosure for accounts payable and other liabilities on the Consolidated balance sheets) were revised to conform with the current period presentation.

Transfers between levels for instruments carried at fair value on a recurring basis
For the years ended December 31, 2015 and 2014, there were no significant transfers between levels 1 and 2.
During the year ended December 31, 2015, transfers from level 3 to level 2 and from level 2 to level 3 included the following:

•
$3.1 billion of long-term debt and $1.0 billion of deposits driven by an increase in observability on certain structured notes with embedded interest rate and FX derivatives and a reduction of the significance in the unobservable inputs for certain structured notes with embedded equity derivatives

•
$2.1 billion of gross equity derivatives for both receivables and payables as a result of an increase in observability and a decrease in the significance in unobservable inputs; partially offset by transfers into level 3 resulting in net transfers of approximately $1.2 billion for both receivables and payables

•
$2.8 billion of trading loans driven by an increase in observability of certain collateralized financing transactions; and $2.4 billion of corporate debt driven by a decrease in the significance in the unobservable inputs and an increase in observability for certain structured products

During the year ended December 31, 2014, transfers from level 3 to level 2 included the following:

•	$4.3 billion and $4.4 billion of gross equity derivative receivables and payables, respectively, due to increased observability of certain equity option valuation inputs

•
$2.7 billion of trading loans, $2.6 billion of margin loans, $2.3 billion of private equity investments, $2.0 billion of corporate debt, and $1.3 billion of long-term debt, based on increased liquidity and price transparency

Transfers from level 2 into level 3 included $1.1 billion of other borrowed funds, $1.1 billion of trading loans and $1.0 billion of long-term debt, based on a decrease in observability of valuation inputs and price transparency.

During the year ended December 31, 2013, transfers from level 3 to level 2 included the following:

•
Certain highly rated CLOs, including $27.4 billion held in the Firm’s available-for-sale (“AFS”) securities portfolio and $1.4 billion held in the trading portfolio, based on increased liquidity and price transparency;

•	$1.3 billion of long-term debt, largely driven by an increase in observability of certain equity structured notes.
Transfers from level 2 to level 3 included $1.4 billion of corporate debt securities in the trading portfolio largely driven by a decrease in observability for certain credit instruments.
All transfers are assumed to occur at the beginning of the quarterly reporting period in which they occur.
Level 3 valuations
The Firm has established well-documented processes for determining fair value, including for instruments where fair value is estimated using significant unobservable inputs (level 3). For further information on the Firm’s valuation process and a detailed discussion of the determination of fair value for individual financial instruments, see pages 185–188 of this Note.
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
In arriving at an estimate of fair value for an instrument within level 3, management must first determine the appropriate model to use. Second, due to the lack of observability of significant inputs, management must assess all relevant empirical data in deriving valuation inputs including, but not limited to, transaction details, yield

JPMorgan Chase & Co./2015 Annual Report	191

Notes to consolidated financial statements

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

In the Firm’s view, the input range and the weighted average value do not reflect the degree of input uncertainty or an assessment of the reasonableness of the Firm’s estimates and assumptions. Rather, they reflect the characteristics of the various instruments held by the Firm and the relative distribution of instruments within the range of characteristics. For example, two option contracts may have similar levels of market risk exposure and valuation uncertainty, but may have significantly different implied volatility levels because the option contracts have different underlyings, tenors, or strike prices. The input range and weighted average values will therefore vary from period-to-period and parameter-to-parameter based on the characteristics of the instruments held by the Firm at each balance sheet date.
For the Firm’s derivatives and structured notes positions classified within level 3 at December 31, 2015, interest rate correlation inputs used in estimating fair value were concentrated towards the upper end of the range presented; equities correlation inputs were concentrated at the lower end of the range; the credit correlation inputs were distributed across the range presented; and the foreign exchange correlation inputs were concentrated at the top end of the range presented. In addition, the interest rate volatility inputs and the foreign exchange correlation inputs used in estimating fair value were each concentrated at the upper end of the range presented. The equity volatilities are concentrated in the lower half end of the range. The forward commodity prices used in estimating the fair value of commodity derivatives were concentrated within the lower end of the range presented.

192	JPMorgan Chase & Co./2015 Annual Report

Level 3 inputs(a)
December 31, 2015 (in millions, except for ratios and basis points)
Product/Instrument	Fair value	Principal valuation technique	Unobservable inputs	Range of input values			Weighted average
Residential mortgage-backed securities and loans	$5,212	Discounted cash flows	Yield	3%	-	26%	6%
			Prepayment speed	0%	-	20%	6%
			Conditional default rate	0%	-	33%	2%
			Loss severity	0%	-	100%	28%
Commercial mortgage-backed securities and loans(b)	2,844	Discounted cash flows	Yield	1%	-	25%	6%
			Conditional default rate	0%	-	91%	29%
			Loss severity	40%			40%
Corporate debt securities, obligations of U.S. states and municipalities, and other(c)	3,277	Discounted cash flows	Credit spread	60 bps	-	225 bps	146 bps
			Yield	1%	-	20%	5%
	2,740	Market comparables	Price	$—	-	$168	$89
Net interest rate derivatives	876	Option pricing	Interest rate correlation	(52)%	-	99%
			Interest rate spread volatility	3%	-	38%
Net credit derivatives(b)(c)	549	Discounted cash flows	Credit correlation	35%	-	90%
Net foreign exchange derivatives	(725)	Option pricing	Foreign exchange correlation	0%	-	60%
Net equity derivatives	(1,514)	Option pricing	Equity volatility	20%	-	65%
Net commodity derivatives	(935)	Discounted cash flows	Forward commodity price	$22	-	$46 per barrel
Collateralized loan obligations	759	Discounted cash flows	Credit spread	354 bps	-	550 bps	396 bps
			Prepayment speed	20%			20%
			Conditional default rate	2%			2%
			Loss severity	40%			40%
	180	Market comparables	Price	$—	-	$99	$69
Mortgage servicing rights	6,608	Discounted cash flows	Refer to Note 17
Private equity investments	1,657	Market comparables	EBITDA multiple	7.2x	-	10.4x	8.5x
			Liquidity adjustment	0%	-	13%	8%
Long-term debt, other borrowed funds, and deposits(d)	14,707	Option pricing	Interest rate correlation	(52)%	-	99%
			Interest rate spread volatility	3%	-	38%
			Foreign exchange correlation	0%	-	60%
			Equity correlation	(50)%	-	80%
	495	Discounted cash flows	Credit correlation	35%	-	90%
Beneficial interests issued by consolidated VIEs(e)	549	Discounted cash flows	Yield	4%	-	28%	4%
			Prepayment Speed	1%	-	12%	6%
			Conditional default rate	2%	-	15%	2%
			Loss severity	30%	-	100%	31%

(a)	The categories presented in the table have been aggregated based upon the product type, which may differ from their classification on the Consolidated balance sheets.

(b)
The unobservable inputs and associated input ranges for approximately $349 million of credit derivative receivables and $310 million of credit derivative payables with underlying commercial mortgage risk have been included in the inputs and ranges provided for commercial mortgage-backed securities and loans.

(c)
The unobservable inputs and associated input ranges for approximately $434 million of credit derivative receivables and $401 million of credit derivative payables with underlying asset-backed securities risk have been included in the inputs and ranges provided for corporate debt securities, obligations of U.S. states and municipalities and other.

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

(e) The parameters are related to residential mortgage-backed securities.

JPMorgan Chase & Co./2015 Annual Report	193

Notes to consolidated financial statements

Changes in and ranges of unobservable inputs
The following discussion provides a description of the impact on a fair value measurement of a change in each unobservable input in isolation, and the interrelationship between unobservable inputs, where relevant and significant. The impact of changes in inputs may not be independent as a change in one unobservable input may give rise to a change in another unobservable input; where relationships exist between two unobservable inputs, those relationships are discussed below. Relationships may also exist between observable and unobservable inputs (for example, as observable interest rates rise, unobservable prepayment rates decline); such relationships have not been included in the discussion below. In addition, for each of the individual relationships described below, the inverse relationship would also generally apply.
In addition, the following discussion provides a description of attributes of the underlying instruments and external market factors that affect the range of inputs used in the valuation of the Firm’s positions.
Yield – The yield of an asset is the interest rate used to discount future cash flows in a discounted cash flow calculation. An increase in the yield, in isolation, would result in a decrease in a fair value measurement.
Credit spread – The credit spread is the amount of additional annualized return over the market interest rate that a market participant would demand for taking exposure to the credit risk of an instrument. The credit spread for an instrument forms part of the discount rate used in a discounted cash flow calculation. Generally, an increase in the credit spread would result in a decrease in a fair value measurement.
The yield and the credit spread of a particular mortgage-backed security primarily reflect the risk inherent in the instrument. The yield is also impacted by the absolute level of the coupon paid by the instrument (which may not correspond directly to the level of inherent risk). Therefore, the range of yield and credit spreads reflects the range of risk inherent in various instruments owned by the Firm. The risk inherent in mortgage-backed securities is driven by the subordination of the security being valued and the characteristics of the underlying mortgages within the collateralized pool, including borrower FICO scores, loan-to-value ratios for residential mortgages and the nature of the property and/or any tenants for commercial mortgages. For corporate debt securities, obligations of U.S. states and municipalities and other similar instruments, credit spreads reflect the credit quality of the obligor and the tenor of the obligation.

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
Prepayment speeds may vary from collateral pool to collateral pool, and are driven by the type and location of the underlying borrower, the remaining tenor of the obligation as well as the level and type (e.g., fixed or floating) of interest rate being paid by the borrower. Typically collateral pools with higher borrower credit quality have a higher prepayment rate than those with lower borrower credit quality, all other factors being equal.
Conditional default rate – The conditional default rate is a measure of the reduction in the outstanding collateral balance underlying a collateralized obligation as a result of defaults. While there is typically no direct relationship between conditional default rates and prepayment speeds, collateralized obligations for which the underlying collateral has high prepayment speeds will tend to have lower conditional default rates. An increase in conditional default rates would generally be accompanied by an increase in loss severity and an increase in credit spreads. An increase in the conditional default rate, in isolation, would result in a decrease in a fair value measurement. Conditional default rates reflect the quality of the collateral underlying a securitization and the structure of the securitization itself. Based on the types of securities owned in the Firm’s market-making portfolios, conditional default rates are most typically at the lower end of the range presented.
Loss severity – The loss severity (the inverse concept is the recovery rate) is the expected amount of future realized losses resulting from the ultimate liquidation of a particular loan, expressed as the net amount of loss relative to the outstanding loan balance. An increase in loss severity is generally accompanied by an increase in conditional default rates. An increase in the loss severity, in isolation, would result in a decrease in a fair value measurement.
The loss severity applied in valuing a mortgage-backed security investment depends on factors relating to the underlying mortgages, including the loan-to-value ratio, the nature of the lender’s lien on the property and other instrument-specific factors.

194	JPMorgan Chase & Co./2015 Annual Report

Correlation – Correlation is a measure of the relationship between the movements of two variables (e.g., how the change in one variable influences the change in the other). Correlation is a pricing input for a derivative product where the payoff is driven by one or more underlying risks. Correlation inputs are related to the type of derivative (e.g., interest rate, credit, equity and foreign exchange) due to the nature of the underlying risks. When parameters are positively correlated, an increase in one parameter will result in an increase in the other parameter. When parameters are negatively correlated, an increase in one parameter will result in a decrease in the other parameter. An increase in correlation can result in an increase or a decrease in a fair value measurement. Given a short correlation position, an increase in correlation, in isolation, would generally result in a decrease in a fair value measurement. The range of correlation inputs between risks within the same asset class are generally narrower than those between underlying risks across asset classes. In addition, the ranges of credit correlation inputs tend to be narrower than those affecting other asset classes.
The level of correlation used in the valuation of derivatives with multiple underlying risks depends on a number of factors including the nature of those risks. For example, the correlation between two credit risk exposures would be different than that between two interest rate risk exposures. Similarly, the tenor of the transaction may also impact the correlation input as the relationship between the underlying risks may be different over different time periods. Furthermore, correlation levels are very much dependent on market conditions and could have a relatively wide range of levels within or across asset classes over time, particularly in volatile market conditions.
Volatility – Volatility is a measure of the variability in possible returns for an instrument, parameter or market index given how much the particular instrument, parameter or index changes in value over time. Volatility is a pricing input for options, including equity options, commodity options, and interest rate options. Generally, the higher the volatility of the underlying, the riskier the instrument. Given a long position in an option, an increase in volatility, in isolation, would generally result in an increase in a fair value measurement.
The level of volatility used in the valuation of a particular option-based derivative depends on a number of factors, including the nature of the risk underlying the option (e.g., the volatility of a particular equity security may be significantly different from that of a particular commodity index), the tenor of the derivative as well as the strike price of the option.

EBITDA multiple – EBITDA multiples refer to the input (often derived from the value of a comparable company) that is multiplied by the historic and/or expected earnings before interest, taxes, depreciation and amortization (“EBITDA”) of a company in order to estimate the company’s value. An increase in the EBITDA multiple, in isolation, net of adjustments, would result in an increase in a fair value measurement.
Changes in level 3 recurring fair value measurements
The following tables include a rollforward of the Consolidated balance sheets amounts (including changes in fair value) for financial instruments classified by the Firm within level 3 of the fair value hierarchy for the years ended December 31, 2015, 2014 and 2013. When a determination is made to classify a financial instrument within level 3, the determination is based on the significance of the unobservable parameters to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. Also, the Firm risk-manages the observable components of level 3 financial instruments using securities and derivative positions that are classified within level 1 or 2 of the fair value hierarchy; as these level 1 and level 2 risk management instruments are not included below, the gains or losses in the following tables do not reflect the effect of the Firm’s risk management activities related to such level 3 instruments.

JPMorgan Chase & Co./2015 Annual Report	195

Notes to consolidated financial statements

	Fair value measurements using significant unobservable inputs
Year ended December 31, 2015 (in millions)	Fair value at January 1, 2015	Total realized/unrealized gains/(losses)						Transfers into and/or out of level 3(i)	Fair value at Dec. 31, 2015	Change in unrealized gains/(losses) related to financial instruments held at Dec. 31, 2015
				Purchases(g)	Sales		Settlements(h)
Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$922	$(28)		$327	$(303)		$(132)	$(71)	$715	$(27)
Residential – nonagency	663	130		253	(611)		(23)	(218)	194	4
Commercial – nonagency	306	(14)		246	(262)		(22)	(139)	115	(5)
Total mortgage-backed securities	1,891	88		826	(1,176)		(177)	(428)	1,024	(28)
Obligations of U.S. states and municipalities	1,273	14		352	(133)		(27)	(828)	651	(1)
Non-U.S. government debt securities	302	9		205	(123)		(64)	(255)	74	(16)
Corporate debt securities	2,989	(77)		1,171	(1,038)		(125)	(2,184)	736	2
Loans	13,287	(174)		3,532	(4,661)		(3,112)	(2,268)	6,604	(181)
Asset-backed securities	1,264	(41)		1,920	(1,229)		(35)	(47)	1,832	(32)
Total debt instruments	21,006	(181)		8,006	(8,360)		(3,540)	(6,010)	10,921	(256)
Equity securities	431	96		89	(193)		(26)	(132)	265	82
Physical commodities	2	(2)		—	—		—	—	—	—
Other	1,050	119		1,581	(1,313)		192	(885)	744	85
Total trading assets – debt and equity instruments	22,489	32	(c)	9,676	(9,866)		(3,374)	(7,027)	11,930	(89)	(c)
Net derivative receivables:(a)
Interest rate	626	962		513	(173)		(732)	(320)	876	263
Credit	189	118		129	(136)		165	84	549	260
Foreign exchange	(526)	657		19	(149)		(296)	(430)	(725)	49
Equity	(1,785)	731		890	(1,262)		(158)	70	(1,514)	5
Commodity	(565)	(856)		1	(24)		512	(3)	(935)	(41)
Total net derivative receivables	(2,061)	1,612	(c)	1,552	(1,744)		(509)	(599)	(1,749)	536	(c)
Available-for-sale securities:
Asset-backed securities	908	(32)		51	(43)		(61)	—	823	(28)
Other	129	—		—	—		(29)	(99)	1	—
Total available-for-sale securities	1,037	(32)	(d)	51	(43)		(90)	(99)	824	(28)	(d)
Loans	2,541	(133)	(c)	1,290	(92)		(1,241)	(847)	1,518	(32)	(c)
Mortgage servicing rights	7,436	(405)	(e)	985	(486)		(922)	—	6,608	(405)	(e)
Other assets:
Private equity investments	2,225	(120)	(c)	281	(362)		(187)	(180)	1,657	(304)	(c)
All other	959	91	(f)	65	(147)		(224)	—	744	15	(f)

	Fair value measurements using significant unobservable inputs
Year ended December 31, 2015 (in millions)	Fair value at January 1, 2015	Total realized/unrealized (gains)/losses						Transfers into and/or out of level 3(i)	Fair value at Dec. 31, 2015	Change in unrealized (gains)/losses related to financial instruments held at Dec. 31, 2015
				Purchases(g)	Sales	Issuances	Settlements(h)
Liabilities:(b)
Deposits	$2,859	$(39)	(c)	$—	$—	$1,993	$(850)	$(1,013)	$2,950	$(29)	(c)
Other borrowed funds	1,453	(697)	(c)	—	—	3,334	(2,963)	(488)	639	(57)	(c)
Trading liabilities – debt and equity instruments	72	15	(c)	(163)	160	—	(17)	(4)	63	(4)	(c)
Accounts payable and other liabilities	26	—		—	—	—	(7)	—	19	—
Beneficial interests issued by consolidated VIEs	1,146	(82)	(c)	—	—	286	(574)	(227)	549	(63)	(c)
Long-term debt	11,877	(480)	(c)	(58)	—	9,359	(6,299)	(2,786)	11,613	385	(c)

196	JPMorgan Chase & Co./2015 Annual Report

	Fair value measurements using significant unobservable inputs
Year ended December 31, 2014 (in millions)	Fair value at January 1, 2014	Total realized/unrealized gains/(losses)						Transfers into and/or out of level 3(i)	Fair value at Dec. 31, 2014	Change in unrealized gains/(losses) related to financial instruments held at Dec. 31, 2014
				Purchases(g)	Sales		Settlements(h)
Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$1,005	$(97)		$351	$(186)		$(121)	$(30)	$922	$(92)
Residential – nonagency	726	66		827	(761)		(41)	(154)	663	(15)
Commercial – nonagency	432	17		980	(914)		(60)	(149)	306	(12)
Total mortgage-backed securities	2,163	(14)		2,158	(1,861)		(222)	(333)	1,891	(119)
Obligations of U.S. states and municipalities	1,382	90		298	(358)		(139)	—	1,273	(27)
Non-U.S. government debt securities	143	24		719	(617)		(3)	36	302	10
Corporate debt securities	5,920	210		5,854	(3,372)		(4,531)	(1,092)	2,989	379
Loans	13,455	387		13,551	(7,917)		(4,623)	(1,566)	13,287	123
Asset-backed securities	1,272	19		2,240	(2,126)		(283)	142	1,264	(30)
Total debt instruments	24,335	716		24,820	(16,251)		(9,801)	(2,813)	21,006	336
Equity securities	867	113		248	(259)		(286)	(252)	431	46
Physical commodities	4	(1)		—	—		(1)	—	2	—
Other	2,000	239		1,426	(276)		(201)	(2,138)	1,050	329
Total trading assets – debt and equity instruments	27,206	1,067	(c)	26,494	(16,786)		(10,289)	(5,203)	22,489	711	(c)
Net derivative receivables:(a)
Interest rate	2,379	184		198	(256)		(1,771)	(108)	626	(853)
Credit	95	(149)		272	(47)		92	(74)	189	(107)
Foreign exchange	(1,200)	(137)		139	(27)		668	31	(526)	(62)
Equity	(1,063)	154		2,044	(2,863)		10	(67)	(1,785)	583
Commodity	115	(465)		1	(113)		(109)	6	(565)	(186)
Total net derivative receivables	326	(413)	(c)	2,654	(3,306)		(1,110)	(212)	(2,061)	(625)	(c)
Available-for-sale securities:
Asset-backed securities	1,088	(41)		275	(2)		(101)	(311)	908	(40)
Other	1,234	(19)		122	—		(223)	(985)	129	(2)
Total available-for-sale securities	2,322	(60)	(d)	397	(2)		(324)	(1,296)	1,037	(42)	(d)
Loans	1,931	(254)	(c)	3,258	(845)		(1,549)	—	2,541	(234)	(c)
Mortgage servicing rights	9,614	(1,826)	(e)	768	(209)		(911)	—	7,436	(1,826)	(e)
Other assets:
Private equity investments	5,816	400	(c)	145	(1,967)		(197)	(1,972)	2,225	33	(c)
All other	1,382	83	(f)	10	(357)		(159)	—	959	59	(f)

	Fair value measurements using significant unobservable inputs
Year ended December 31, 2014 (in millions)	Fair value at January 1, 2014	Total realized/unrealized (gains)/losses						Transfers into and/or out of level 3(i)	Fair value at Dec. 31, 2014	Change in unrealized (gains)/losses related to financial instruments held at Dec. 31, 2014
				Purchases(g)	Sales	Issuances	Settlements(h)
Liabilities:(b)
Deposits	$2,255	$149	(c)	$—	$—	$1,578	$(197)	$(926)	$2,859	$130	(c)
Other borrowed funds	2,074	(596)	(c)	—	—	5,377	(6,127)	725	1,453	(415)	(c)
Trading liabilities – debt and equity instruments	113	(5)	(c)	(305)	323	—	(5)	(49)	72	2	(c)
Accounts payable and other liabilities	—	27	(c)	—	—	—	(1)	—	26	—
Beneficial interests issued by consolidated VIEs	1,240	(4)	(c)	—	—	775	(763)	(102)	1,146	(22)	(c)
Long-term debt	10,008	(40)	(c)	—	—	7,421	(5,231)	(281)	11,877	(9)	(c)

JPMorgan Chase & Co./2015 Annual Report	197

Notes to consolidated financial statements

	Fair value measurements using significant unobservable inputs
Year ended December 31, 2013 (in millions)	Fair value at January 1, 2013	Total realized/unrealized gains/(losses)						Transfers into and/or out of level 3(i)	Fair value at Dec. 31, 2013	Change in unrealized gains/(losses) related to financial instruments held at Dec. 31, 2013
				Purchases(g)	Sales		Settlements(h)
Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$498	$169		$819	$(381)		$(100)	$—	$1,005	$200
Residential – nonagency	663	407		780	(1,028)		(91)	(5)	726	205
Commercial – nonagency	1,207	114		841	(1,522)		(208)	—	432	(4)
Total mortgage-backed securities	2,368	690		2,440	(2,931)		(399)	(5)	2,163	401
Obligations of U.S. states and municipalities	1,436	71		472	(251)		(346)	—	1,382	18
Non-U.S. government debt securities	67	4		1,449	(1,479)		(8)	110	143	(1)
Corporate debt securities	5,308	103		7,602	(5,975)		(1,882)	764	5,920	466
Loans	10,787	665		10,411	(7,431)		(685)	(292)	13,455	315
Asset-backed securities	3,696	191		1,912	(2,379)		(292)	(1,856)	1,272	105
Total debt instruments	23,662	1,724		24,286	(20,446)		(3,612)	(1,279)	24,335	1,304
Equity securities	1,092	(37)		328	(266)		(135)	(115)	867	46
Physical commodities	—	(4)		—	(8)		—	16	4	(4)
Other	863	558		659	(95)		(120)	135	2,000	1,074
Total trading assets – debt and equity instruments	25,617	2,241	(c)	25,273	(20,815)		(3,867)	(1,243)	27,206	2,420	(c)
Net derivative receivables:(a)
Interest rate	3,322	1,358		344	(220)		(2,391)	(34)	2,379	107
Credit	1,873	(1,697)		115	(12)		(357)	173	95	(1,449)
Foreign exchange	(1,750)	(101)		3	(4)		683	(31)	(1,200)	(110)
Equity	(1,806)	2,528		1,305	(2,111)		(1,353)	374	(1,063)	872
Commodity	254	816		105	(3)		(1,107)	50	115	410
Total net derivative receivables	1,893	2,904	(c)	1,872	(2,350)		(4,525)	532	326	(170)	(c)
Available-for-sale securities:
Asset-backed securities	28,024	4		579	(57)		(57)	(27,405)	1,088	4
Other	892	26		508	(216)		(6)	30	1,234	25
Total available-for-sale securities	28,916	30	(d)	1,087	(273)		(63)	(27,375)	2,322	29	(d)
Loans	2,282	81	(c)	1,065	(191)		(1,306)	—	1,931	(21)	(c)
Mortgage servicing rights	7,614	1,612	(e)	2,215	(725)		(1,102)	—	9,614	1,612	(e)
Other assets:
Private equity investments	5,590	824	(c)	537	(1,080)		140	(195)	5,816	42	(c)
All other	2,122	(17)	(f)	49	(427)		(345)	—	1,382	(64)	(f)

	Fair value measurements using significant unobservable inputs
Year ended December 31, 2013 (in millions)	Fair value at January 1, 2013	Total realized/unrealized (gains)/losses						Transfers into and/or out of level 3(i)	Fair value at Dec. 31, 2013	Change in unrealized (gains)/losses related to financial instruments held at Dec. 31, 2013
				Purchases(g)	Sales	Issuances	Settlements(h)
Liabilities:(b)
Deposits	$1,983	$(82)	(c)	$—	$—	$1,248	$(222)	$(672)	$2,255	$(88)	(c)
Other borrowed funds	1,619	(177)	(c)	—	—	7,108	(6,845)	369	2,074	291	(c)
Trading liabilities – debt and equity instruments	205	(83)	(c)	(2,418)	2,594	—	(54)	(131)	113	(100)	(c)
Accounts payable and other liabilities	—	—		—	—	—	—	—	—	—
Beneficial interests issued by consolidated VIEs	925	174	(c)	—	—	353	(212)	—	1,240	167	(c)
Long-term debt	8,476	(435)	(c)	—	—	6,830	(4,362)	(501)	10,008	(85)	(c)
Note: Effective April 1, 2015, the Firm adopted new accounting guidance for certain investments where the Firm measures fair value using the net asset value per share (or its equivalent) as a practical expedient and excluded such investments from the fair value hierarchy. The guidance was required to be applied retrospectively, and accordingly, prior period amounts have been revised to conform with the current period presentation. For further information, see page 190.

198	JPMorgan Chase & Co./2015 Annual Report

(a)	All level 3 derivatives are presented on a net basis, irrespective of underlying counterparty.

(b)
Level 3 liabilities as a percentage of total Firm liabilities accounted for at fair value (including liabilities measured at fair value on a nonrecurring basis) were 13%, 15% and 18% at December 31, 2015, 2014 and 2013, respectively.

(c)
Predominantly reported in principal transactions revenue, except for changes in fair value for CCB mortgage loans, lending-related commitments originated with the intent to sell, and mortgage loan purchase commitments, which are reported in mortgage fees and related income.

(d)
Realized gains/(losses) on AFS securities, as well as other-than-temporary impairment losses that are recorded in earnings, are reported in securities gains. Unrealized gains/(losses) are reported in OCI. Realized gains/(losses) and foreign exchange remeasurement adjustments recorded in income on AFS securities were $(7) million, $(43) million, and $17 million for the years ended December 31, 2015, 2014 and 2013, respectively. Unrealized gains/(losses) recorded on AFS securities in OCI were $(25) million, $(16) million and $13 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(e)	Changes in fair value for CCB MSRs are reported in mortgage fees and related income.

(f)	Predominantly reported in other income.

(g)	Loan originations are included in purchases.

(h)	Includes financial assets and liabilities that have matured, been partially or fully repaid, impacts of modifications, and deconsolidations associated with beneficial interests in VIEs.

(i)	All transfers into and/or out of level 3 are assumed to occur at the beginning of the quarterly reporting period in which they occur.

Level 3 analysis
Consolidated balance sheets changes
Level 3 assets (including assets measured at fair value on a nonrecurring basis) were 1.4% of total Firm assets at December 31, 2015. The following describes significant changes to level 3 assets since December 31, 2014, for those items measured at fair value on a recurring basis. For further information on changes impacting items measured at fair value on a nonrecurring basis, see Assets and liabilities measured at fair value on a nonrecurring basis on pages 200–201.
For the year ended December 31, 2015
Level 3 assets were $31.2 billion at December 31, 2015, reflecting a decrease of $18.0 billion from December 31, 2014. This decrease was driven by settlements (including repayments and restructurings) and transfers to Level 2 due to an increase in observability and a decrease in the significance of unobservable inputs. In particular:

•
$10.6 billion decrease in trading assets — debt and equity instruments was driven by a decrease of $6.7 billion in trading loans due to sales, maturities and transfers from level 3 to level 2 as a result of an increase in observability of certain valuation inputs and a $2.3 billion decrease in corporate debt securities due to transfers from level 3 to level 2 as a result of an increase in observability of certain valuation inputs

•
$4.6 billion decrease in gross derivative receivables was driven by a $3.9 billion decrease in equity, interest rate and foreign exchange derivative receivables due to market movements and transfers from level 3 to level 2 as a result of an increase in observability of certain valuation inputs

Gains and losses
The following describes significant components of total realized/unrealized gains/(losses) for instruments measured at fair value on a recurring basis for the years ended December 31, 2015, 2014 and 2013. For further information on these instruments, see Changes in level 3 recurring fair value measurements rollforward tables on pages 195–199.
2015

•
$1.6 billion of net gains in interest rate, foreign exchange and equity derivative receivables largely due to market movements; partially offset by loss in commodity derivatives due to market movements

•	$1.3 billion of net gains in liabilities due to market movements
2014

•	$1.8 billion of losses on MSRs. For further discussion of the change, refer to Note 17

•	$1.1 billion of net gains on trading assets — debt and equity instruments, largely driven by market movements and client-driven financing transactions
2013

•
$2.9 billion of net gains on derivatives, largely driven by $2.5 billion of gains on equity derivatives, primarily related to client-driven market-making activity and a rise in equity markets; and $1.4 billion of gains, predominantly on interest rate lock and mortgage loan purchase commitments; partially offset by $1.7 billion of losses on credit derivatives from the impact of tightening reference entity credit spreads

•
$2.2 billion of net gains on trading assets — debt and equity instruments, largely driven by market making and credit spread tightening in nonagency mortgage-backed securities and trading loans, and the impact of market movements on client-driven financing transactions

•	$1.6 billion of net gains on MSRs. For further discussion of the change, refer to Note 17

JPMorgan Chase & Co./2015 Annual Report	199

Notes to consolidated financial statements

Credit and funding adjustments
When determining the fair value of an instrument, it may be necessary to record adjustments to the Firm’s estimates of fair value in order to reflect counterparty credit quality, the Firm’s own creditworthiness, and the impact of funding:

•
CVA is taken to reflect the credit quality of a counterparty in the valuation of derivatives. Derivatives are generally valued using models that use as their basis observable market parameters. These market parameters may not consider counterparty non-performance risk. Therefore, an adjustment may be necessary to reflect the credit quality of each derivative counterparty to arrive at fair value.

The Firm estimates derivatives CVA using a scenario analysis to estimate the expected credit exposure across all of the Firm’s positions with each counterparty, and then estimates losses as a result of a counterparty credit event. The key inputs to this methodology are (i) the expected positive exposure to each counterparty based on a simulation that assumes the current population of existing derivatives with each counterparty remains unchanged and considers contractual factors designed to mitigate the Firm’s credit exposure, such as collateral and legal rights of offset; (ii) the probability of a default event occurring for each counterparty, as derived from observed or estimated CDS spreads; and (iii) estimated recovery rates implied by CDS, adjusted to consider the differences in recovery rates as a derivative creditor relative to those reflected in CDS spreads, which generally reflect senior unsecured creditor risk. As such, the Firm estimates derivatives CVA relative to the relevant benchmark interest rate.

•
DVA is taken to reflect the credit quality of the Firm in the valuation of liabilities measured at fair value. The DVA calculation methodology is generally consistent with the CVA methodology described above and incorporates JPMorgan Chase’s credit spreads as observed through the CDS market to estimate the probability of default and loss given default as a result of a systemic event affecting the Firm. Structured notes DVA is estimated using the current fair value of the structured note as the exposure amount, and is otherwise consistent with the derivative DVA methodology.

•
FVA is taken to incorporate the impact of funding in the Firm’s valuation estimates where there is evidence that a market participant in the principal market would incorporate it in a transfer of the instrument. For collateralized derivatives, the fair value is estimated by discounting expected future cash flows at the relevant overnight indexed swap (“OIS”) rate given the underlying collateral agreement with the counterparty. For uncollateralized (including partially collateralized) over-the-counter (“OTC”) derivatives and structured notes, effective in 2013, the Firm implemented a FVA framework to incorporate the impact of funding into its valuation estimates. The Firm’s FVA framework leverages its existing CVA and DVA calculation methodologies, and considers the fact that the Firm’s own credit risk is a significant component of funding costs. The key inputs to FVA are: (i) the expected funding requirements arising from the Firm’s positions with each counterparty and collateral arrangements; (ii) for assets, the estimated market funding cost in the principal market; and (iii) for liabilities, the hypothetical market funding cost for a transfer to a market participant with a similar credit standing as the Firm.
Upon the implementation of the FVA framework in 2013, the Firm recorded a one-time $1.5 billion loss in principal transactions revenue that was recorded in the CIB. While the FVA framework applies to both assets and liabilities, the loss on implementation largely related to uncollateralized derivative receivables given that the impact of the Firm’s own credit risk, which is a significant component of funding costs, was already incorporated in the valuation of liabilities through the application of DVA.
The following table provides the impact of credit and funding adjustments on principal transactions revenue in the respective periods, excluding the effect of any associated hedging activities. The DVA and FVA reported below include the impact of the Firm’s own credit quality on the inception value of liabilities as well as the impact of changes in the Firm’s own credit quality over time.

Year ended December 31, (in millions)	2015	2014	2013
Credit adjustments:
Derivatives CVA	$620	$(322)	$1,886
Derivatives DVA and FVA(a)	73	(58)	(1,152)
Structured notes DVA and FVA(b)	754	200	(760)

(a)	Included derivatives DVA of $(6) million, $(1) million and $(115) million for the years ended December 31, 2015, 2014 and 2013, respectively.

(b)	Included structured notes DVA of $171 million, $20 million and $(337) million for the years ended December 31, 2015, 2014 and 2013, respectively.

200	JPMorgan Chase & Co./2015 Annual Report

Assets and liabilities measured at fair value on a nonrecurring basis
At December 31, 2015 and 2014, assets measured at fair value on a nonrecurring basis were $1.7 billion and $4.5 billion, respectively, consisting predominantly of loans that had fair value adjustments for the years ended December 31, 2015 and 2014. At December 31, 2015, $696 million and $959 million of these assets were classified in levels 2 and 3 of the fair value hierarchy, respectively. At December 31, 2014, $1.3 billion and $3.2 billion of these assets were classified in levels 2 and 3 of the fair value hierarchy, respectively. Liabilities measured at fair value on a nonrecurring basis were not significant at December 31, 2015 and 2014. For the years ended December 31, 2015, 2014 and 2013, there were no significant transfers between levels 1, 2 and 3 related to assets held at the balance sheet date.
Of the $959 million in level 3 assets measured at fair value on a nonrecurring basis as of December 31, 2015:

•
$556 million related to residential real estate loans carried at the net realizable value of the underlying collateral (i.e., collateral-dependent loans and other loans charged off in accordance with regulatory guidance). These amounts are classified as level 3, as they are valued using a broker’s price opinion and discounted based upon the Firm’s experience with actual liquidation values. These discounts to the broker price opinions ranged from 4% to 59%, with a weighted average of 22%.

The total change in the recorded value of assets and liabilities for which a fair value adjustment has been included in the Consolidated statements of income for the years ended December 31, 2015, 2014 and 2013, related to financial instruments held at those dates, were losses of $294 million, $992 million and $789 million, respectively; these reductions were predominantly associated with loans.
For further information about the measurement of impaired collateral-dependent loans, and other loans where the carrying value is based on the fair value of the underlying collateral (e.g., residential mortgage loans charged off in accordance with regulatory guidance), see Note 14.

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
Financial instruments for which carrying value approximates fair value
Certain financial instruments that are not carried at fair value on the Consolidated balance sheets are carried at amounts that approximate fair value, due to their short-term nature and generally negligible credit risk. These instruments include cash and due from banks, deposits with banks, federal funds sold, securities purchased under resale agreements and securities borrowed, short-term receivables and accrued interest receivable, commercial paper, federal funds purchased, securities loaned and sold under repurchase agreements, other borrowed funds, accounts payable, and accrued liabilities. In addition, U.S. GAAP requires that the fair value of deposit liabilities with no stated maturity (i.e., demand, savings and certain money market deposits) be equal to their carrying value; recognition of the inherent funding value of these instruments is not permitted.

JPMorgan Chase & Co./2015 Annual Report	201

Notes to consolidated financial statements

The following table presents by fair value hierarchy classification the carrying values and estimated fair values at December 31, 2015 and 2014, of financial assets and liabilities, excluding financial instruments which are carried at fair value on a recurring basis. For additional information regarding the financial instruments within the scope of this disclosure, and the methods and significant assumptions used to estimate their fair value, see pages 185–188 of this Note.

	December 31, 2015					December 31, 2014
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value
Financial assets
Cash and due from banks	$20.5	$20.5	$—	$—	$20.5	$27.8	$27.8	$—	$—	$27.8
Deposits with banks	340.0	335.9	4.1	—	340.0	484.5	480.4	4.1	—	484.5
Accrued interest and accounts receivable	46.6	—	46.4	0.2	46.6	70.1	—	70.0	0.1	70.1
Federal funds sold and securities purchased under resale agreements	189.5	—	189.5	—	189.5	187.2	—	187.2	—	187.2
Securities borrowed	98.3	—	98.3	—	98.3	109.4	—	109.4	—	109.4
Securities, held-to-maturity(a)	49.1	—	50.6	—	50.6	49.3	—	51.2	—	51.2
Loans, net of allowance for loan losses(b)	820.8	—	25.4	802.7	828.1	740.5	—	21.8	723.1	744.9
Other	66.0	0.1	56.3	14.3	70.7	64.7	—	55.7	13.3	69.0
Financial liabilities
Deposits	$1,267.2	$—	$1,266.1	$1.2	$1,267.3	$1,354.6	$—	$1,353.6	$1.2	$1,354.8
Federal funds purchased and securities loaned or sold under repurchase agreements	149.2	—	149.2	—	149.2	189.1	—	189.1	—	189.1
Commercial paper	15.6	—	15.6	—	15.6	66.3	—	66.3	—	66.3
Other borrowed funds	11.2	—	11.2	—	11.2	15.5		15.5	—	15.5
Accounts payable and other liabilities(c)	144.6	—	141.7	2.8	144.5	172.6	—	169.6	2.9	172.5
Beneficial interests issued by consolidated VIEs(d)	41.1	—	40.2	0.9	41.1	50.2	—	48.2	2.0	50.2
Long-term debt and junior subordinated deferrable interest debentures(e)	255.6	—	257.4	4.3	261.7	246.2	—	251.2	3.8	255.0

(a)	Carrying value reflects unamortized discount or premium.

(b)
Fair value is typically estimated using a discounted cash flow model that incorporates the characteristics of the underlying loans (including principal, contractual interest rate and contractual fees) and other key inputs, including expected lifetime credit losses, interest rates, prepayment rates, and primary origination or secondary market spreads. For certain loans, the fair value is measured based on the value of the underlying collateral. The difference between the estimated fair value and carrying value of a financial asset or liability is the result of the different methodologies used to determine fair value as compared with carrying value. For example, credit losses are estimated for a financial asset’s remaining life in a fair value calculation but are estimated for a loss emergence period in the allowance for loan loss calculation; future loan income (interest and fees) is incorporated in a fair value calculation but is generally not considered in the allowance for loan losses. For a further discussion of the Firm’s methodologies for estimating the fair value of loans and lending-related commitments, see Valuation hierarchy on pages 185–188.

(c)	Certain prior period amounts have been revised to conform with the current presentation.

(d)	Carrying value reflects unamortized issuance costs.

(e)	Carrying value reflects unamortized premiums and discounts, issuance costs, and other valuation adjustments.

202	JPMorgan Chase & Co./2015 Annual Report

The majority of the Firm’s lending-related commitments are not carried at fair value on a recurring basis on the Consolidated balance sheets, nor are they actively traded. The carrying value of the allowance and the estimated fair value of the Firm’s wholesale lending-related commitments were as follows for the periods indicated.

	December 31, 2015					December 31, 2014
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value(a)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value(a)	Level 1	Level 2	Level 3	Total estimated fair value
Wholesale lending-related commitments	$0.8	$—	$—	$3.0	$3.0	$0.6	$—	$—	$1.6	$1.6

(a)	Excludes the current carrying values of the guarantee liability and the offsetting asset, each of which are recognized at fair value at the inception of guarantees.

The Firm does not estimate the fair value of consumer lending-related commitments. In many cases, the Firm can reduce or cancel these commitments by providing the borrower notice or, in some cases as permitted by law, without notice. For a further discussion of the valuation of lending-related commitments, see page 186 of this Note.

Note 4 – Fair value option
The fair value option provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments.
The Firm has elected to measure certain instruments at fair value in order to:

•
Mitigate income statement volatility caused by the differences in the measurement basis of elected instruments (e.g. certain instruments elected were previously accounted for on an accrual basis) while the associated risk management arrangements are accounted for on a fair value basis;

•	Eliminate the complexities of applying certain accounting models (e.g., hedge accounting or bifurcation accounting for hybrid instruments); and/or

•	Better reflect those instruments that are managed on a fair value basis.

The Firm’s election of fair value includes the following instruments:

•	Loans purchased or originated as part of securitization warehousing activity, subject to bifurcation accounting, or managed on a fair value basis.

•	Certain securities financing arrangements with an embedded derivative and/or a maturity of greater than one year.

•	Owned beneficial interests in securitized financial assets that contain embedded credit derivatives, which would otherwise be required to be separately accounted for as a derivative instrument.

•	Certain investments that receive tax credits and other equity investments acquired as part of the Washington Mutual transaction.

•	Structured notes issued as part of CIB’s client-driven activities. (Structured notes are predominantly financial instruments that contain embedded derivatives.)

•	Certain long-term beneficial interests issued by CIB’s consolidated securitization trusts where the underlying assets are carried at fair value.

JPMorgan Chase & Co./2015 Annual Report	203

Notes to consolidated financial statements

Changes in fair value under the fair value option election
The following table presents the changes in fair value included in the Consolidated statements of income for the years ended December 31, 2015, 2014 and 2013, for items for which the fair value option was elected. The profit and loss information presented below only includes the financial instruments that were elected to be measured at fair value; related risk management instruments, which are required to be measured at fair value, are not included in the table.

	2015				2014				2013
December 31, (in millions)	Principal transactions	All other income		Total changes in fair value recorded	Principal transactions	All other income		Total changes in fair value recorded	Principal transactions	All other income		Total changes in fair value recorded
Federal funds sold and securities purchased under resale agreements	$(38)	$—		$(38)	$(15)	$—		$(15)	$(454)	$—		$(454)
Securities borrowed	(6)	—		(6)	(10)	—		(10)	10	—		10
Trading assets:
Debt and equity instruments, excluding loans	756	(10)	(d)	746	639	—		639	582	7	(c)	589
Loans reported as trading assets:
Changes in instrument-specific credit risk	138	41	(c)	179	885	29	(c)	914	1,161	23	(c)	1,184
Other changes in fair value	232	818	(c)	1,050	352	1,353	(c)	1,705	(133)	1,833	(c)	1,700
Loans:
Changes in instrument-specific credit risk	35	—		35	40	—		40	36	—		36
Other changes in fair value	4	—		4	34	—		34	17	—		17
Other assets	79	(1)	(d)	78	24	6	(d)	30	32	86	(d)	118
Deposits(a)	93	—		93	(287)	—		(287)	260	—		260
Federal funds purchased and securities loaned or sold under repurchase agreements	8	—		8	(33)	—		(33)	73	—		73
Other borrowed funds(a)	1,996	—		1,996	(891)	—		(891)	(399)	—		(399)
Trading liabilities	(20)	—		(20)	(17)	—		(17)	(46)	—		(46)
Beneficial interests issued by consolidated VIEs	49	—		49	(233)	—		(233)	(278)	—		(278)
Other liabilities	—	—		—	(27)	—		(27)	—	—		—
Long-term debt:
Changes in instrument-specific credit risk(a)	300	—		300	101	—		101	(271)	—		(271)
Other changes in fair value(b)	1,088	—		1,088	(615)	—		(615)	1,280	—		1,280

(a)
Total changes in instrument-specific credit risk (DVA) related to structured notes were $171 million, $20 million and $(337) million for the years ended December 31, 2015, 2014 and 2013, respectively. These totals include such changes for structured notes classified within deposits and other borrowed funds, as well as long-term debt.

(b)
Structured notes are predominantly financial instruments containing embedded derivatives. Where present, the embedded derivative is the primary driver of risk. Although the risk associated with the structured notes is actively managed, the gains/(losses) reported in this table do not include the income statement impact of the risk management instruments used to manage such risk.

(c)	Reported in mortgage fees and related income.

(d)	Reported in other income.

204	JPMorgan Chase & Co./2015 Annual Report

Determination of instrument-specific credit risk for items for which a fair value election was made
The following describes how the gains and losses included in earnings that are attributable to changes in instrument-specific credit risk, were determined.

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

Difference between aggregate fair value and aggregate remaining contractual principal balance outstanding
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of December 31, 2015 and 2014, for loans, long-term debt and long-term beneficial interests for which the fair value option has been elected.

	2015				2014
December 31, (in millions)	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding
Loans(a)
Nonaccrual loans
Loans reported as trading assets	$3,484		$631	$(2,853)	$3,847		$905	$(2,942)
Loans	7		7	—	7		7	—
Subtotal	3,491		638	(2,853)	3,854		912	(2,942)
All other performing loans
Loans reported as trading assets	30,780		28,184	(2,596)	37,608		35,462	(2,146)
Loans	2,771		2,752	(19)	2,397		2,389	(8)
Total loans	$37,042		$31,574	$(5,468)	$43,859		$38,763	$(5,096)
Long-term debt
Principal-protected debt	$17,910	(c)	$16,611	$(1,299)	$14,660	(c)	$15,484	$824
Nonprincipal-protected debt(b)	NA		16,454	NA	NA		14,742	NA
Total long-term debt	NA		$33,065	NA	NA		$30,226	NA
Long-term beneficial interests
Nonprincipal-protected debt	NA		$787	NA	NA		$2,162	NA
Total long-term beneficial interests	NA		$787	NA	NA		$2,162	NA

(a)	There were no performing loans that were ninety days or more past due as of December 31, 2015 and 2014, respectively.

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

At December 31, 2015 and 2014, the contractual amount of letters of credit for which the fair value option was elected was $4.6 billion and $4.5 billion, respectively, with a corresponding fair value of $(94) million and $(147) million, respectively. For further information regarding off-balance sheet lending-related financial instruments, see Note 29.

JPMorgan Chase & Co./2015 Annual Report	205

Notes to consolidated financial statements

Structured note products by balance sheet classification and risk component
The table below presents the fair value of the structured notes issued by the Firm, by balance sheet classification and the primary risk to which the structured notes’ embedded derivative relates.

	December 31, 2015				December 31, 2014
(in millions)	Long-term debt	Other borrowed funds	Deposits	Total	Long-term debt	Other borrowed funds	Deposits	Total
Risk exposure
Interest rate	$12,531	$58	$3,340	$15,929	$10,858	$460	$2,119	$13,437
Credit	3,195	547	—	3,742	4,023	450	—	4,473
Foreign exchange	1,765	77	11	1,853	2,150	211	17	2,378
Equity	14,293	8,447	4,993	27,733	12,348	12,412	4,415	29,175
Commodity	640	50	1,981	2,671	710	644	2,012	3,366
Total structured notes	$32,424	$9,179	$10,325	$51,928	$30,089	$14,177	$8,563	$52,829

206	JPMorgan Chase & Co./2015 Annual Report

Note 5 – Credit risk concentrations
Concentrations of credit risk arise when a number of customers are engaged in similar business activities or activities in the same geographic region, or when they have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions.
JPMorgan Chase regularly monitors various segments of its credit portfolios to assess potential credit risk concentrations and to obtain collateral when deemed necessary. Senior management is significantly involved in the credit approval and review process, and risk levels are adjusted as needed to reflect the Firm’s risk appetite.
In the Firm’s consumer portfolio, concentrations are evaluated primarily by product and by U.S. geographic region, with a key focus on trends and concentrations at the portfolio level, where potential credit risk concentrations can be remedied through changes in underwriting policies and portfolio guidelines. In the wholesale portfolio, credit risk concentrations are evaluated primarily by industry and monitored regularly on both an aggregate portfolio level and on an individual customer basis. The Firm’s wholesale exposure is managed through loan syndications and participations, loan sales, securitizations, credit derivatives, master netting agreements, and collateral and other risk-reduction techniques. For additional information on loans, see Note 14.
The Firm does not believe that its exposure to any particular loan product (e.g., option adjustable rate mortgages (“ARMs”)), or industry segment (e.g., commercial real estate), or its exposure to residential real estate loans with high loan-to-value ratios, results in a significant concentration of credit risk. Terms of loan products and collateral coverage are included in the Firm’s assessment when extending credit and establishing its allowance for loan losses.

The table below presents both on–balance sheet and off–balance sheet consumer and wholesale-related credit exposure by the Firm’s three credit portfolio segments as of December 31, 2015 and 2014.

	2015				2014
	Credit exposure	On-balance sheet		Off-balance sheet(f)	Credit exposure	On-balance sheet		Off-balance sheet(f)(g)
December 31, (in millions)		Loans	Derivatives			Loans	Derivatives
Total consumer, excluding credit card	$403,424	$344,821	$—	$58,478	$353,635	$295,374	$—	$58,153
Total credit card	646,981	131,463	—	515,518	657,011	131,048	—	525,963
Total consumer	1,050,405	476,284	—	573,996	1,010,646	426,422	—	584,116
Wholesale-related(a)
Real Estate	116,857	92,820	312	23,725	105,975	79,113	327	26,535
Consumer & Retail	85,460	27,175	1,573	56,712	83,663	25,094	1,845	56,724
Technology, Media & Telecommunications	57,382	11,079	1,032	45,271	46,655	11,362	2,190	33,103
Industrials	54,386	16,791	1,428	36,167	47,859	16,040	1,303	30,516
Healthcare	46,053	16,965	2,751	26,337	56,516	13,794	4,542	38,180
Banks & Finance Cos	43,398	20,401	10,218	12,779	55,098	23,367	15,706	16,025
Oil & Gas	42,077	13,343	1,902	26,832	43,148	15,616	1,836	25,696
Utilities	30,853	5,294	1,689	23,870	27,441	4,844	2,272	20,325
State & Municipal Govt	29,114	9,626	3,287	16,201	31,068	7,593	4,002	19,473
Asset Managers	23,815	6,703	7,733	9,379	27,488	8,043	9,386	10,059
Transportation	19,227	9,157	1,575	8,495	20,619	10,381	2,247	7,991
Central Govt	17,968	2,000	13,240	2,728	19,881	1,103	15,527	3,251
Chemicals & Plastics	15,232	4,033	369	10,830	12,612	3,087	410	9,115
Metals & Mining	14,049	4,622	607	8,820	14,969	5,628	589	8,752
Automotive	13,864	4,473	1,350	8,041	12,754	3,779	766	8,209
Insurance	11,889	1,094	1,992	8,803	13,350	1,175	3,474	8,701
Financial Markets Infrastructure	7,973	724	2,602	4,647	11,986	928	6,789	4,269
Securities Firms	4,412	861	1,424	2,127	4,801	1,025	1,351	2,425
All other(b)	149,117	109,889	4,593	34,635	134,475	92,530	4,413	37,532
Subtotal	783,126	357,050	59,677	366,399	770,358	324,502	78,975	366,881
Loans held-for-sale and loans at fair value	3,965	3,965	—	—	6,412	6,412	—	—
Receivables from customers and other(c)	13,372	—	—	—	28,972	—	—	—
Total wholesale-related	800,463	361,015	59,677	366,399	805,742	330,914	78,975	366,881
Total exposure(d)(e)	$1,850,868	$837,299	$59,677	$940,395	$1,816,388	$757,336	$78,975	$950,997

(a)
Effective in the fourth quarter 2015, the Firm realigned its wholesale industry divisions in order to better monitor and manage industry concentrations. Prior period amounts have been revised to conform with current period presentation. For additional information, see Wholesale credit portfolio on pages 122–129.

(b)	All other includes: individuals; SPEs; holding companies; and private education and civic organizations. For more information on exposures to SPEs, see Note 16.

(c)
Primarily consists of margin loans to prime brokerage customers that are generally over-collateralized through a pledge of assets maintained in clients’ brokerage accounts and are subject to daily minimum collateral requirements. As a result of the Firm’s credit risk mitigation practices, the Firm did not hold any reserves for credit impairment on these receivables.

(d)
For further information regarding on–balance sheet credit concentrations by major product and/or geography, see Note 6 and Note 14. For information regarding concentrations of off–balance sheet lending-related financial instruments by major product, see Note 29.

(e)	Excludes cash placed with banks of $351.0 billion and $501.5 billion, at December 31, 2015 and 2014, respectively, placed with various central banks, predominantly Federal Reserve Banks.

(f)	Represents lending-related financial instruments.

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

JPMorgan Chase & Co./2015 Annual Report	207

Notes to consolidated financial statements

Note 6 – Derivative instruments
Derivative instruments enable end-users to modify or mitigate exposure to credit or market risks. Counterparties to a derivative contract seek to obtain risks and rewards similar to those that could be obtained from purchasing or selling a related cash instrument without having to exchange upfront the full purchase or sales price. JPMorgan Chase makes markets in derivatives for clients and also uses derivatives to hedge or manage its own risk exposures. Predominantly all of the Firm’s derivatives are entered into for market-making or risk management purposes.
Market-making derivatives
The majority of the Firm’s derivatives are entered into for market-making purposes. Clients use derivatives to mitigate or modify interest rate, credit, foreign exchange, equity and commodity risks. The Firm actively manages the risks from its exposure to these derivatives by entering into other derivative transactions or by purchasing or selling other financial instruments that partially or fully offset the exposure from client derivatives. The Firm also seeks to earn a spread between the client derivatives and offsetting positions, and from the remaining open risk positions.
Risk management derivatives
The Firm manages its market risk exposures using various derivative instruments.
Interest rate contracts are used to minimize fluctuations in earnings that are caused by changes in interest rates. Fixed-rate assets and liabilities appreciate or depreciate in market value as interest rates change. Similarly, interest income and expense increases or decreases as a result of variable-rate assets and liabilities resetting to current market rates, and as a result of the repayment and subsequent origination or issuance of fixed-rate assets and liabilities at current market rates. Gains or losses on the derivative instruments that are related to such assets and liabilities are expected to substantially offset this variability in earnings. The Firm generally uses interest rate swaps, forwards and futures to manage the impact of interest rate fluctuations on earnings.
Foreign currency forward contracts are used to manage the foreign exchange risk associated with certain foreign currency–denominated (i.e., non-U.S. dollar) assets and liabilities and forecasted transactions, as well as the Firm’s net investments in certain non-U.S. subsidiaries or branches whose functional currencies are not the U.S. dollar. As a result of fluctuations in foreign currencies, the U.S. dollar–equivalent values of the foreign currency–denominated assets and liabilities or the forecasted revenues or expenses increase or decrease. Gains or losses on the derivative instruments related to these foreign currency–denominated assets or liabilities, or forecasted transactions, are expected to substantially offset this variability.

Commodities contracts are used to manage the price risk of certain commodities inventories. Gains or losses on these derivative instruments are expected to substantially offset the depreciation or appreciation of the related inventory.
Credit derivatives are used to manage the counterparty credit risk associated with loans and lending-related commitments. Credit derivatives compensate the purchaser when the entity referenced in the contract experiences a credit event, such as bankruptcy or a failure to pay an obligation when due. Credit derivatives primarily consist of credit default swaps. For a further discussion of credit derivatives, see the discussion in the Credit derivatives section on pages 218–220 of this Note.
For more information about risk management derivatives, see the risk management derivatives gains and losses table on page 218 of this Note, and the hedge accounting gains and losses tables on pages 216–218 of this Note.
Derivative counterparties and settlement types
The Firm enters into OTC derivatives, which are negotiated and settled bilaterally with the derivative counterparty. The Firm also enters into, as principal, certain exchange-traded derivatives (“ETD”) such as futures and options, and “cleared” over-the-counter (“OTC-cleared”) derivative contracts with central counterparties (“CCPs”). ETD contracts are generally standardized contracts traded on an exchange and cleared by the CCP, which is the counterparty from the inception of the transactions. OTC-cleared derivatives are traded on a bilateral basis and then novated to the CCP for clearing.
Derivative Clearing Services
The Firm provides clearing services for clients where the Firm acts as a clearing member with respect to certain derivative exchanges and clearing houses. The Firm does not reflect the clients’ derivative contracts in its Consolidated Financial Statements. For further information on the Firm’s clearing services, see Note 29.

208	JPMorgan Chase & Co./2015 Annual Report

Accounting for derivatives
All free-standing derivatives that the Firm executes for its own account are required to be recorded on the Consolidated balance sheets at fair value.
As permitted under U.S. GAAP, the Firm nets derivative assets and liabilities, and the related cash collateral receivables and payables, when a legally enforceable master netting agreement exists between the Firm and the derivative counterparty. For further discussion of the offsetting of assets and liabilities, see Note 1. The accounting for changes in value of a derivative depends on whether or not the transaction has been designated and qualifies for hedge accounting. Derivatives that are not designated as hedges are reported and measured at fair value through earnings. The tabular disclosures on pages 212–218 of this Note provide additional information on the amount of, and reporting for, derivative assets, liabilities, gains and losses. For further discussion of derivatives embedded in structured notes, see Notes 3 and 4.
Derivatives designated as hedges
The Firm applies hedge accounting to certain derivatives executed for risk management purposes – generally interest rate, foreign exchange and commodity derivatives. However, JPMorgan Chase does not seek to apply hedge accounting to all of the derivatives involved in the Firm’s risk management activities. For example, the Firm does not apply hedge accounting to purchased credit default swaps used to manage the credit risk of loans and lending-related commitments, because of the difficulties in qualifying such contracts as hedges. For the same reason, the Firm does not apply hedge accounting to certain interest rate, foreign exchange, and commodity derivatives used for risk management purposes.
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

There are three types of hedge accounting designations: fair value hedges, cash flow hedges and net investment hedges. JPMorgan Chase uses fair value hedges primarily to hedge fixed-rate long-term debt, AFS securities and certain commodities inventories. For qualifying fair value hedges, the changes in the fair value of the derivative, and in the value of the hedged item for the risk being hedged, are recognized in earnings. If the hedge relationship is terminated, then the adjustment to the hedged item continues to be reported as part of the basis of the hedged item, and for benchmark interest rate hedges is amortized to earnings as a yield adjustment. Derivative amounts affecting earnings are recognized consistent with the classification of the hedged item – primarily net interest income and principal transactions revenue.
JPMorgan Chase uses cash flow hedges primarily to hedge the exposure to variability in forecasted cash flows from floating-rate assets and liabilities and foreign currency–denominated revenue and expense. For qualifying cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded in OCI and recognized in the Consolidated statements of income when the hedged cash flows affect earnings. Derivative amounts affecting earnings are recognized consistent with the classification of the hedged item – primarily interest income, interest expense, noninterest revenue and compensation expense. The ineffective portions of cash flow hedges are immediately recognized in earnings. If the hedge relationship is terminated, then the value of the derivative recorded in accumulated other comprehensive income/(loss) (“AOCI”) is recognized in earnings when the cash flows that were hedged affect earnings. For hedge relationships that are discontinued because a forecasted transaction is not expected to occur according to the original hedge forecast, any related derivative values recorded in AOCI are immediately recognized in earnings.
JPMorgan Chase uses foreign currency hedges to protect the value of the Firm’s net investments in certain non-U.S. subsidiaries or branches whose functional currencies are not the U.S. dollar. For foreign currency qualifying net investment hedges, changes in the fair value of the derivatives are recorded in the translation adjustments account within AOCI.

JPMorgan Chase & Co./2015 Annual Report	209

Notes to consolidated financial statements

The following table outlines the Firm’s primary uses of derivatives and the related hedge accounting designation or disclosure category.

Type of Derivative	Use of Derivative	Designation and disclosure	Affected segment or unit	Page reference
Manage specifically identified risk exposures in qualifying hedge accounting relationships:
◦ Interest rate	Hedge fixed rate assets and liabilities	Fair value hedge	Corporate	216
◦ Interest rate	Hedge floating-rate assets and liabilities	Cash flow hedge	Corporate	217
◦ Foreign exchange	Hedge foreign currency-denominated assets and liabilities	Fair value hedge	Corporate	216
◦ Foreign exchange	Hedge forecasted revenue and expense	Cash flow hedge	Corporate	217
◦ Foreign exchange	Hedge the value of the Firm’s investments in non-U.S. subsidiaries	Net investment hedge	Corporate	218
◦ Commodity	Hedge commodity inventory	Fair value hedge	CIB	216
Manage specifically identified risk exposures not designated in qualifying hedge accounting relationships:
◦ Interest rate	Manage the risk of the mortgage pipeline, warehouse loans and MSRs	Specified risk management	CCB	218
◦ Credit	Manage the credit risk of wholesale lending exposures	Specified risk management	CIB	218
◦ Commodity	Manage the risk of certain commodities-related contracts and investments	Specified risk management	CIB	218
◦ Interest rate and foreign exchange	Manage the risk of certain other specified assets and liabilities	Specified risk management	Corporate	218
Market-making derivatives and other activities:
• Various	Market-making and related risk management	Market-making and other	CIB	218
• Various	Other derivatives	Market-making and other	CIB, Corporate	218

210	JPMorgan Chase & Co./2015 Annual Report

Notional amount of derivative contracts
The following table summarizes the notional amount of derivative contracts outstanding as of December 31, 2015 and 2014.

	Notional amounts(b)
December 31, (in billions)	2015	2014
Interest rate contracts
Swaps	$24,162	$29,734
Futures and forwards	5,167	10,189
Written options	3,506	3,903
Purchased options	3,896	4,259
Total interest rate contracts	36,731	48,085
Credit derivatives(a)	2,900	4,249
Foreign exchange contracts
Cross-currency swaps	3,199	3,346
Spot, futures and forwards	5,028	4,669
Written options	690	790
Purchased options	706	780
Total foreign exchange contracts	9,623	9,585
Equity contracts
Swaps	232	206
Futures and forwards	43	50
Written options	395	432
Purchased options	326	375
Total equity contracts	996	1,063
Commodity contracts
Swaps	83	126
Spot, futures and forwards	99	193
Written options	115	181
Purchased options	112	180
Total commodity contracts	409	680
Total derivative notional amounts	$50,659	$63,662

(a)	For more information on volumes and types of credit derivative contracts, see the Credit derivatives discussion on pages 218–220 of this Note.

(b)	Represents the sum of gross long and gross short third-party notional derivative contracts.

While the notional amounts disclosed above give an indication of the volume of the Firm’s derivatives activity, the notional amounts significantly exceed, in the Firm’s view, the possible losses that could arise from such transactions. For most derivative transactions, the notional amount is not exchanged; it is used simply as a reference to calculate payments.

JPMorgan Chase & Co./2015 Annual Report	211

Notes to consolidated financial statements

Impact of derivatives on the Consolidated balance sheets
The following table summarizes information on derivative receivables and payables (before and after netting adjustments) that are reflected on the Firm’s Consolidated balance sheets as of December 31, 2015 and 2014, by accounting designation (e.g., whether the derivatives were designated in qualifying hedge accounting relationships or not) and contract type.

Free-standing derivative receivables and payables(a)
	Gross derivative receivables						Gross derivative payables
December 31, 2015 (in millions)	Not designated as hedges		Designated as hedges	Total derivative receivables		Net derivative receivables(b)	Not designated as hedges		Designated as hedges	Total derivative payables		Net derivative payables(b)
Trading assets and liabilities
Interest rate	$665,531		$4,080	$669,611		$26,363	$632,928		$2,238	$635,166		$10,221
Credit	51,468		—	51,468		1,423	50,529		—	50,529		1,541
Foreign exchange	179,072		803	179,875		17,177	189,397		1,503	190,900		19,769
Equity	35,859		—	35,859		5,529	38,663		—	38,663		9,183
Commodity	23,713		1,352	25,065		9,185	27,653		1	27,654		12,076
Total fair value of trading assets and liabilities	$955,643		$6,235	$961,878		$59,677	$939,170		$3,742	$942,912		$52,790

	Gross derivative receivables						Gross derivative payables
December 31, 2014 (in millions)	Not designated as hedges		Designated as hedges	Total derivative receivables		Net derivative receivables(b)	Not designated as hedges		Designated as hedges	Total derivative payables		Net derivative payables(b)
Trading assets and liabilities
Interest rate	$944,885	(c)	$5,372	$950,257	(c)	$33,725	$915,368	(c)	$3,011	$918,379	(c)	$17,745
Credit	76,842		—	76,842		1,838	75,895		—	75,895		1,593
Foreign exchange	211,537	(c)	3,650	215,187	(c)	21,253	223,988	(c)	626	224,614	(c)	22,970
Equity	42,489	(c)	—	42,489	(c)	8,177	46,262	(c)	—	46,262	(c)	11,740
Commodity	43,151		502	43,653		13,982	45,455		168	45,623		17,068
Total fair value of trading assets and liabilities	$1,318,904	(c)	$9,524	$1,328,428	(c)	$78,975	$1,306,968	(c)	$3,805	$1,310,773	(c)	$71,116

(a)	Balances exclude structured notes for which the fair value option has been elected. See Note 4 for further information.

(b)
As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral receivables and payables when a legally enforceable master netting agreement exists.

(c)	The prior period amounts have been revised to conform with the current period presentation. These revisions had no impact on Firm’s Consolidated balance sheets or its results of operations.

212	JPMorgan Chase & Co./2015 Annual Report

The following table presents, as of December 31, 2015 and 2014, the gross and net derivative receivables by contract and settlement type. Derivative receivables have been netted on the Consolidated balance sheets against derivative payables and cash collateral payables to the same counterparty with respect to derivative contracts for which the Firm has obtained an appropriate legal opinion with respect to the master netting agreement. Where such a legal opinion has not been either sought or obtained, the receivables are not eligible under U.S. GAAP for netting on the Consolidated balance sheets, and are shown separately in the table below.

	2015				2014
December 31, (in millions)	Gross derivative receivables	Amounts netted on the Consolidated balance sheets		Net derivative receivables	Gross derivative receivables		Amounts netted on the Consolidated balance sheets		Net derivative receivables
U.S. GAAP nettable derivative receivables
Interest rate contracts:
OTC	$417,386	$(396,506)		$20,880	$542,107	(c)	$(514,914)	(c)	$27,193
OTC–cleared	246,750	(246,742)		8	401,656		(401,618)		38
Exchange-traded(a)	—	—		—	—		—		—
Total interest rate contracts	664,136	(643,248)		20,888	943,763	(c)	(916,532)	(c)	27,231
Credit contracts:
OTC	44,082	(43,182)		900	66,636		(65,720)		916
OTC–cleared	6,866	(6,863)		3	9,320		(9,284)		36
Total credit contracts	50,948	(50,045)		903	75,956		(75,004)		952
Foreign exchange contracts:
OTC	175,060	(162,377)		12,683	208,803	(c)	(193,900)	(c)	14,903
OTC–cleared	323	(321)		2	36		(34)		2
Exchange-traded(a)	—	—		—	—		—		—
Total foreign exchange contracts	175,383	(162,698)		12,685	208,839	(c)	(193,934)	(c)	14,905
Equity contracts:
OTC	20,690	(20,439)		251	23,258		(22,826)		432
OTC–cleared	—	—		—	—		—		—
Exchange-traded(a)	12,285	(9,891)		2,394	13,840	(c)	(11,486)	(c)	2,354
Total equity contracts	32,975	(30,330)		2,645	37,098	(c)	(34,312)	(c)	2,786
Commodity contracts:
OTC	15,001	(6,772)		8,229	22,555		(14,327)		8,228
OTC–cleared	—	—		—	—		—		—
Exchange-traded(a)	9,199	(9,108)		91	19,500		(15,344)		4,156
Total commodity contracts	24,200	(15,880)		8,320	42,055		(29,671)		12,384
Derivative receivables with appropriate legal opinion	$947,642	$(902,201)	(b)	$45,441	$1,307,711	(c)	$(1,249,453)	(b)(c)	$58,258
Derivative receivables where an appropriate legal opinion has not been either sought or obtained	14,236			14,236	20,717				20,717
Total derivative receivables recognized on the Consolidated balance sheets	$961,878			$59,677	$1,328,428	(c)			$78,975

(a)	Exchange-traded derivative amounts that relate to futures contracts are settled daily.

(b)	Included cash collateral netted of $73.7 billion and $74.0 billion at December 31, 2015, and 2014, respectively.

(c)	The prior period amounts have been revised to conform with the current period presentation. These revisions had no impact on Firm’s Consolidated balance sheets or its results of operations.

JPMorgan Chase & Co./2015 Annual Report	213

Notes to consolidated financial statements

The following table presents, as of December 31, 2015 and 2014, the gross and net derivative payables by contract and settlement type. Derivative payables have been netted on the Consolidated balance sheets against derivative receivables and cash collateral receivables from the same counterparty with respect to derivative contracts for which the Firm has obtained an appropriate legal opinion with respect to the master netting agreement. Where such a legal opinion has not been either sought or obtained, the payables are not eligible under U.S. GAAP for netting on the Consolidated balance sheets, and are shown separately in the table below.

	2015				2014
December 31, (in millions)	Gross derivative payables	Amounts netted on the Consolidated balance sheets		Net derivative payables	Gross derivative payables		Amounts netted on the Consolidated balance sheets		Net derivative payables
U.S. GAAP nettable derivative payables
Interest rate contracts:
OTC	$393,709	$(384,576)		$9,133	$515,904	(c)	$(503,384)	(c)	$12,520
OTC–cleared	240,398	(240,369)		29	398,518		(397,250)		1,268
Exchange-traded(a)	—	—		—	—		—		—
Total interest rate contracts	634,107	(624,945)		9,162	914,422	(c)	(900,634)	(c)	13,788
Credit contracts:
OTC	44,379	(43,019)		1,360	65,432		(64,904)		528
OTC–cleared	5,969	(5,969)		—	9,398		(9,398)		—
Total credit contracts	50,348	(48,988)		1,360	74,830		(74,302)		528
Foreign exchange contracts:
OTC	185,178	(170,830)		14,348	217,998	(c)	(201,578)	(c)	16,420
OTC–cleared	301	(301)		—	66		(66)		—
Exchange-traded(a)	—	—		—	—		—		—
Total foreign exchange contracts	185,479	(171,131)		14,348	218,064	(c)	(201,644)	(c)	16,420
Equity contracts:
OTC	23,458	(19,589)		3,869	27,908		(23,036)		4,872
OTC–cleared	—	—		—	—		—		—
Exchange-traded(a)	10,998	(9,891)		1,107	12,864	(c)	(11,486)	(c)	1,378
Total equity contracts	34,456	(29,480)		4,976	40,772	(c)	(34,522)	(c)	6,250
Commodity contracts:
OTC	16,953	(6,256)		10,697	25,129		(13,211)		11,918
OTC–cleared	—	—		—	—		—		—
Exchange-traded(a)	9,374	(9,322)		52	18,486		(15,344)		3,142
Total commodity contracts	26,327	(15,578)		10,749	43,615		(28,555)		15,060
Derivative payables with appropriate legal opinions	$930,717	$(890,122)	(b)	$40,595	$1,291,703	(c)	$(1,239,657)	(b)(c)	$52,046
Derivative payables where an appropriate legal opinion has not been either sought or obtained	12,195			12,195	19,070				19,070
Total derivative payables recognized on the Consolidated balance sheets	$942,912			$52,790	$1,310,773	(c)			$71,116

(a)	Exchange-traded derivative balances that relate to futures contracts are settled daily.

(b)	Included cash collateral netted of $61.6 billion and $64.2 billion related to OTC and OTC-cleared derivatives at December 31, 2015, and 2014, respectively.

(c)	The prior period amounts have been revised to conform with the current period presentation. These revisions had no impact on Firm’s Consolidated balance sheets or its results of operations.

In addition to the cash collateral received and transferred that is presented on a net basis with net derivative receivables and payables, the Firm receives and transfers additional collateral (financial instruments and cash). These amounts mitigate counterparty credit risk associated with the Firm’s derivative instruments but are not eligible for net presentation, because (a) the collateral consists of non-cash financial instruments (generally U.S. government and agency securities and other Group of Seven Nations (“G7”) government bonds), (b) the amount of collateral held or transferred exceeds the fair value exposure, at the individual counterparty level, as of the date presented, or (c) the collateral relates to derivative receivables or payables where an appropriate legal opinion has not been either sought or obtained.

214	JPMorgan Chase & Co./2015 Annual Report

The following tables present information regarding certain financial instrument collateral received and transferred as of December 31, 2015 and 2014, that is not eligible for net presentation under U.S. GAAP. The collateral included in these tables relates only to the derivative instruments for which appropriate legal opinions have been obtained; excluded are (i) additional collateral that exceeds the fair value exposure and (ii) all collateral related to derivative instruments where an appropriate legal opinion has not been either sought or obtained.

Derivative receivable collateral
	2015				2014
December 31, (in millions)	Net derivative receivables	Collateral not nettable on the Consolidated balance sheets		Net exposure	Net derivative receivables	Collateral not nettable on the Consolidated balance sheets		Net exposure
Derivative receivables with appropriate legal opinions	$45,441	$(13,543)	(a)	$31,898	$58,258	$(16,194)	(a)	$42,064

Derivative payable collateral(b)
	2015				2014
December 31, (in millions)	Net derivative payables	Collateral not nettable on the Consolidated balance sheets		Net amount(c)	Net derivative payables	Collateral not nettable on the Consolidated balance sheets		Net amount(c)
Derivative payables with appropriate legal opinions	$40,595	$(7,957)	(a)	$32,638	$52,046	$(10,505)	(a)	$41,541

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

Liquidity risk and credit-related contingent features
In addition to the specific market risks introduced by each derivative contract type, derivatives expose JPMorgan Chase to credit risk — the risk that derivative counterparties may fail to meet their payment obligations under the derivative contracts and the collateral, if any, held by the Firm proves to be of insufficient value to cover the payment obligation. It is the policy of JPMorgan Chase to actively pursue, where possible, the use of legally enforceable master netting arrangements and collateral agreements to mitigate derivative counterparty credit risk. The amount of derivative receivables reported on the Consolidated balance sheets is the fair value of the derivative contracts after giving effect to legally enforceable master netting agreements and cash collateral held by the Firm.
While derivative receivables expose the Firm to credit risk, derivative payables expose the Firm to liquidity risk, as the derivative contracts typically require the Firm to post cash or securities collateral with counterparties as the fair value of the contracts moves in the counterparties’ favor or upon specified downgrades in the Firm’s and its subsidiaries’ respective credit ratings. Certain derivative contracts also provide for termination of the contract, generally upon a downgrade of either the Firm or the counterparty, at the fair value of the derivative contracts. The following table shows the aggregate fair value of net derivative payables related to OTC and OTC-cleared derivatives that contain contingent collateral or termination features that may be triggered upon a ratings downgrade, and the associated collateral the Firm has posted in the normal course of business, at December 31, 2015 and 2014.

OTC and OTC-cleared derivative payables containing downgrade triggers
December 31, (in millions)	2015	2014
Aggregate fair value of net derivative payables	$22,328	$32,303
Collateral posted	18,942	27,585
The following table shows the impact of a single-notch and two-notch downgrade of the long-term issuer ratings of JPMorgan Chase & Co. and its subsidiaries, predominantly JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank, N.A.”), at December 31, 2015 and 2014, related to OTC and OTC-cleared derivative contracts with contingent collateral or termination features that may be triggered upon a ratings downgrade. Derivatives contracts generally require additional collateral to be posted or terminations to be triggered when the predefined threshold rating is breached. A downgrade by a single rating agency that does not result in a rating lower than a preexisting corresponding rating provided by another major rating agency will generally not result in additional collateral (except in certain instances in which additional initial margin may be required upon a ratings downgrade), nor in termination payments requirements. The liquidity impact in the table is calculated based upon a downgrade below the lowest current rating by the rating agencies referred to in the derivative contract.

JPMorgan Chase & Co./2015 Annual Report	215

Notes to consolidated financial statements

Liquidity impact of downgrade triggers on OTC and OTC-cleared derivatives
	2015		2014
December 31, (in millions)	Single-notch downgrade	Two-notch downgrade	Single-notch downgrade	Two-notch downgrade
Amount of additional collateral to be posted upon downgrade(a)	$807	$3,028	$1,046	$3,331
Amount required to settle contracts with termination triggers upon downgrade(b)	271	1,093	366	1,388

(a)	Includes the additional collateral to be posted for initial margin.

(b)	Amounts represent fair values of derivative payables, and do not reflect collateral posted.

Derivatives executed in contemplation of a sale of the underlying financial asset
In certain instances the Firm enters into transactions in which it transfers financial assets but maintains the economic exposure to the transferred assets by entering into a derivative with the same counterparty in contemplation of the initial transfer. The Firm generally accounts for such transfers as collateralized financing transactions as described in Note 13, but in limited circumstances they may qualify to be accounted for as a sale and a derivative under U.S. GAAP. The amount of such transfers accounted for as a sale where the associated derivative was outstanding at December 31, 2015 was not material.
Impact of derivatives on the Consolidated statements of income
The following tables provide information related to gains and losses recorded on derivatives based on their hedge accounting designation or purpose.
Fair value hedge gains and losses
The following tables present derivative instruments, by contract type, used in fair value hedge accounting relationships, as well as pretax gains/(losses) recorded on such derivatives and the related hedged items for the years ended December 31, 2015, 2014 and 2013, respectively. The Firm includes gains/(losses) on the hedging derivative and the related hedged item in the same line item in the Consolidated statements of income.

	Gains/(losses) recorded in income			Income statement impact due to:
Year ended December 31, 2015 (in millions)	Derivatives	Hedged items	Total income statement impact	Hedge ineffectiveness(d)	Excluded components(e)
Contract type
Interest rate(a)	$38	$911	$949	$3	$946
Foreign exchange(b)	6,030	(6,006)	24	—	24
Commodity(c)	1,153	(1,142)	11	(13)	24
Total	$7,221	$(6,237)	$984	$(10)	$994

	Gains/(losses) recorded in income			Income statement impact due to:
Year ended December 31, 2014 (in millions)	Derivatives	Hedged items	Total income statement impact	Hedge ineffectiveness(d)	Excluded components(e)
Contract type
Interest rate(a)	$2,106	$(801)	$1,305	$131	$1,174
Foreign exchange(b)	8,279	(8,532)	(253)	—	(253)
Commodity(c)	49	145	194	42	152
Total	$10,434	$(9,188)	$1,246	$173	$1,073

	Gains/(losses) recorded in income			Income statement impact due to:
Year ended December 31, 2013 (in millions)	Derivatives	Hedged items	Total income statement impact	Hedge ineffectiveness(d)	Excluded components(e)
Contract type
Interest rate(a)	$(3,469)	$4,851	$1,382	$(132)	$1,514
Foreign exchange(b)	(1,096)	864	(232)	—	(232)
Commodity(c)	485	(1,304)	(819)	38	(857)
Total	$(4,080)	$4,411	$331	$(94)	$425

(a)
Primarily consists of hedges of the benchmark (e.g., London Interbank Offered Rate (“LIBOR”)) interest rate risk of fixed-rate long-term debt and AFS securities. Gains and losses were recorded in net interest income.

(b)
Primarily consists of hedges of the foreign currency risk of long-term debt and AFS securities for changes in spot foreign currency rates. Gains and losses related to the derivatives and the hedged items, due to changes in foreign currency rates, were recorded primarily in principal transactions revenue and net interest income.

216	JPMorgan Chase & Co./2015 Annual Report

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

Cash flow hedge gains and losses
The following tables present derivative instruments, by contract type, used in cash flow hedge accounting relationships, and the pretax gains/(losses) recorded on such derivatives, for the years ended December 31, 2015, 2014 and 2013, respectively. The Firm includes the gain/(loss) on the hedging derivative and the change in cash flows on the hedged item in the same line item in the Consolidated statements of income.

	Gains/(losses) recorded in income and other comprehensive income/(loss)
Year ended December 31, 2015 (in millions)	Derivatives – effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income(c)	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(99)	$—	$(99)	$(44)	$55
Foreign exchange(b)	(81)	—	(81)	(53)	28
Total	$(180)	$—	$(180)	$(97)	$83

	Gains/(losses) recorded in income and other comprehensive income/(loss)
Year ended December 31, 2014 (in millions)	Derivatives – effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income(c)	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(54)	$—	$(54)	$189	$243
Foreign exchange(b)	78	—	78	(91)	(169)
Total	$24	$—	$24	$98	$74

	Gains/(losses) recorded in income and other comprehensive income/(loss)
Year ended December 31, 2013 (in millions)	Derivatives – effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income(c)	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(108)	$—	$(108)	$(565)	$(457)
Foreign exchange(b)	7	—	7	40	33
Total	$(101)	$—	$(101)	$(525)	$(424)

(a)
Primarily consists of benchmark interest rate hedges of LIBOR-indexed floating-rate assets and floating-rate liabilities. Gains and losses were recorded in net interest income, and for the forecasted transactions that the Firm determined during the year ended December 31, 2015, were probable of not occurring, in other income.

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

JPMorgan Chase & Co./2015 Annual Report	217

Notes to consolidated financial statements

In 2015, the Firm reclassified approximately $150 million of net losses from AOCI to other income because the Firm determined that it was probable that the forecasted interest payment cash flows would not occur as a result of the planned reduction in wholesale non-operating deposits. The Firm did not experience any forecasted transactions that failed to occur for the years ended December 31, 2014 or 2013.
Over the next 12 months, the Firm expects that approximately $95 million (after-tax) of net losses recorded in AOCI at December 31, 2015, related to cash flow hedges, will be recognized in income. For terminated cash flow hedges, the maximum length of time over which forecasted transactions are remaining is approximately 7 years. For open cash flow hedges, the maximum length of time over which forecasted transactions are hedged is approximately 2 years. The Firm’s longer-dated forecasted transactions relate to core lending and borrowing activities.
Net investment hedge gains and losses
The following table presents hedging instruments, by contract type, that were used in net investment hedge accounting relationships, and the pretax gains/(losses) recorded on such instruments for the years ended December 31, 2015, 2014 and 2013.

	Gains/(losses) recorded in income and other comprehensive income/(loss)
	2015		2014		2013
Year ended December 31, (in millions)	Excluded components recorded directly in income(a)	Effective portion recorded in OCI	Excluded components recorded directly in income(a)	Effective portion recorded in OCI	Excluded components recorded directly in income(a)	Effective portion recorded in OCI
Foreign exchange derivatives	$(379)	$1,885	$(448)	$1,698	$(383)	$773

(a)
Certain components of hedging derivatives are permitted to be excluded from the assessment of hedge effectiveness, such as forward points on foreign exchange forward contracts. Amounts related to excluded components are recorded in other income. The Firm measures the ineffectiveness of net investment hedge accounting relationships based on changes in spot foreign currency rates and, therefore, there was no significant ineffectiveness for net investment hedge accounting relationships during 2015, 2014 and 2013.

Gains and losses on derivatives used for specified risk management purposes
The following table presents pretax gains/(losses) recorded on a limited number of derivatives, not designated in hedge accounting relationships, that are used to manage risks associated with certain specified assets and liabilities, including certain risks arising from the mortgage pipeline, warehouse loans, MSRs, wholesale lending exposures, AFS securities, foreign currency-denominated assets and liabilities, and commodities-related contracts and investments.

	Derivatives gains/(losses) recorded in income
Year ended December 31, (in millions)	2015	2014	2013
Contract type
Interest rate(a)	$853	$2,308	$617
Credit(b)	70	(58)	(142)
Foreign exchange(c)	25	(7)	1
Commodity(d)	(12)	156	178
Total	$936	$2,399	$654

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

Gains and losses on derivatives related to market-making activities and other derivatives
The Firm makes markets in derivatives in order to meet the needs of customers and uses derivatives to manage certain risks associated with net open risk positions from the Firm’s market-making activities, including the counterparty credit risk arising from derivative receivables. All derivatives not included in the hedge accounting or specified risk management categories above are included in this category. Gains and losses on these derivatives are primarily recorded in principal transactions revenue. See Note 7 for information on principal transactions revenue.

218	JPMorgan Chase & Co./2015 Annual Report

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
The Firm is both a purchaser and seller of protection in the credit derivatives market and uses these derivatives for two primary purposes. First, in its capacity as a market-maker, the Firm actively manages a portfolio of credit derivatives by purchasing and selling credit protection, predominantly on corporate debt obligations, to meet the needs of customers. Second, as an end-user, the Firm uses credit derivatives to manage credit risk associated with lending exposures (loans and unfunded commitments) and derivatives counterparty exposures in the Firm’s wholesale businesses, and to manage the credit risk arising from certain financial instruments in the Firm’s market-making businesses. Following is a summary of various types of credit derivatives.
Credit default swaps
Credit derivatives may reference the credit of either a single reference entity (“single-name”) or a broad-based index. The Firm purchases and sells protection on both single- name and index-reference obligations. Single-name CDS and index CDS contracts are either OTC or OTC-cleared derivative contracts. Single-name CDS are used to manage the default risk of a single reference entity, while index CDS contracts are used to manage the credit risk associated with the broader credit markets or credit market segments. Like the S&P 500 and other market indices, a CDS index consists of a portfolio of CDS across many reference entities. New series of CDS indices are periodically established with a new underlying portfolio of reference entities to reflect changes in the credit markets. If one of the reference entities in the index experiences a credit event, then the reference entity that defaulted is removed from the index. CDS can also be referenced against specific portfolios of reference names or against customized exposure levels based on specific client demands: for example, to provide protection against the first $1 million of realized credit losses in a $10 million portfolio of exposure. Such structures are commonly known as tranche CDS.

For both single-name CDS contracts and index CDS contracts, upon the occurrence of a credit event, under the terms of a CDS contract neither party to the CDS contract has recourse to the reference entity. The protection purchaser has recourse to the protection seller for the difference between the face value of the CDS contract and the fair value of the reference obligation at settlement of the credit derivative contract, also known as the recovery value. The protection purchaser does not need to hold the debt instrument of the underlying reference entity in order to receive amounts due under the CDS contract when a credit event occurs.
Credit-related notes
A credit-related note is a funded credit derivative where the issuer of the credit-related note purchases from the note investor credit protection on a reference entity or an index. Under the contract, the investor pays the issuer the par value of the note at the inception of the transaction, and in return, the issuer pays periodic payments to the investor, based on the credit risk of the referenced entity. The issuer also repays the investor the par value of the note at maturity unless the reference entity (or one of the entities that makes up a reference index) experiences a specified credit event. If a credit event occurs, the issuer is not obligated to repay the par value of the note, but rather, the issuer pays the investor the difference between the par value of the note and the fair value of the defaulted reference obligation at the time of settlement. Neither party to the credit-related note has recourse to the defaulting reference entity.
The following tables present a summary of the notional amounts of credit derivatives and credit-related notes the Firm sold and purchased as of December 31, 2015 and 2014. Upon a credit event, the Firm as a seller of protection would typically pay out only a percentage of the full notional amount of net protection sold, as the amount actually required to be paid on the contracts takes into account the recovery value of the reference obligation at the time of settlement. The Firm manages the credit risk on contracts to sell protection by purchasing protection with identical or similar underlying reference entities. Other purchased protection referenced in the following tables includes credit derivatives bought on related, but not identical, reference positions (including indices, portfolio coverage and other reference points) as well as protection purchased through credit-related notes.

JPMorgan Chase & Co./2015 Annual Report	219

Notes to consolidated financial statements

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
Total credit derivatives and credit-related notes

	Maximum payout/Notional amount
	Protection sold	Protection purchased with identical underlyings(b)	Net protection (sold)/purchased(c)	Other protection purchased(d)
December 31, 2015 (in millions)
Credit derivatives
Credit default swaps	$(1,386,071)	$1,402,201	$16,130	$12,011
Other credit derivatives(a)	(42,738)	38,158	(4,580)	18,792
Total credit derivatives	(1,428,809)	1,440,359	11,550	30,803
Credit-related notes	(30)	—	(30)	4,715
Total	$(1,428,839)	$1,440,359	$11,520	$35,518

	Maximum payout/Notional amount
	Protection sold	Protection purchased with identical underlyings(b)	Net protection (sold)/purchased(c)	Other protection purchased(d)
December 31, 2014 (in millions)
Credit derivatives
Credit default swaps	$(2,056,982)	$2,078,096	$21,114	$18,631
Other credit derivatives(a)	(43,281)	32,048	(11,233)	19,475
Total credit derivatives	(2,100,263)	2,110,144	9,881	38,106
Credit-related notes	(40)	—	(40)	3,704
Total	$(2,100,303)	$2,110,144	$9,841	$41,810

(a)	Other credit derivatives predominantly consists of credit swap options.

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

The following tables summarize the notional amounts by the ratings and maturity profile, and the total fair value, of credit derivatives and credit-related notes as of December 31, 2015 and 2014, where JPMorgan Chase is the seller of protection. The maturity profile is based on the remaining contractual maturity of the credit derivative contracts. The ratings profile is based on the rating of the reference entity on which the credit derivative contract is based. The ratings and maturity profile of credit derivatives and credit-related notes where JPMorgan Chase is the purchaser of protection are comparable to the profile reflected below.

Protection sold – credit derivatives and credit-related notes ratings(a)/maturity profile
December 31, 2015 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)	Fair value of payables(b)	Net fair value
Risk rating of reference entity
Investment-grade	$(307,211)	$(699,227)	$(46,970)	$(1,053,408)	$13,539	$(6,836)	$6,703
Noninvestment-grade	(109,195)	(245,151)	(21,085)	(375,431)	10,823	(18,891)	(8,068)
Total	$(416,406)	$(944,378)	$(68,055)	$(1,428,839)	$24,362	$(25,727)	$(1,365)

December 31, 2014 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)	Fair value of payables(b)	Net fair value
Risk rating of reference entity
Investment-grade	$(323,398)	$(1,118,293)	$(79,486)	$(1,521,177)	$25,767	$(6,314)	$19,453
Noninvestment-grade	(157,281)	(396,798)	(25,047)	(579,126)	20,677	(22,455)	(1,778)
Total	$(480,679)	$(1,515,091)	$(104,533)	$(2,100,303)	$46,444	$(28,769)	$17,675

(a)	The ratings scale is primarily based on external credit ratings defined by S&P and Moody’s Investors Service (“Moody’s”).

(b)	Amounts are shown on a gross basis, before the benefit of legally enforceable master netting agreements and cash collateral received by the Firm.

220	JPMorgan Chase & Co./2015 Annual Report

Note 7 – Noninterest revenue
Investment banking fees
This revenue category includes equity and debt underwriting and advisory fees. Underwriting fees are recognized as revenue when the Firm has rendered all services to the issuer and is entitled to collect the fee from the issuer, as long as there are no other contingencies associated with the fee. Underwriting fees are net of syndicate expense; the Firm recognizes credit arrangement and syndication fees as revenue after satisfying certain retention, timing and yield criteria. Advisory fees are recognized as revenue when the related services have been performed and the fee has been earned.
The following table presents the components of investment banking fees.

Year ended December 31, (in millions)	2015	2014	2013
Underwriting
Equity	$1,408	$1,571	$1,499
Debt	3,232	3,340	3,537
Total underwriting	4,640	4,911	5,036
Advisory	2,111	1,631	1,318
Total investment banking fees	$6,751	$6,542	$6,354
Principal transactions
Principal transactions revenue consists of realized and unrealized gains and losses on derivatives and other instruments (including those accounted for under the fair value option) primarily used in client-driven market-making activities and on private equity investments. In connection with its client-driven market-making activities, the Firm transacts in debt and equity instruments, derivatives and commodities (including physical commodities inventories and financial instruments that reference commodities).
Principal transactions revenue also includes realized and unrealized gains and losses related to hedge accounting and specified risk-management activities, including: (a) certain derivatives designated in qualifying hedge accounting relationships (primarily fair value hedges of commodity and foreign exchange risk), (b) certain derivatives used for specific risk management purposes, primarily to mitigate credit risk, foreign exchange risk and commodity risk, and (c) other derivatives. For further information on the income statement classification of gains and losses from derivatives activities, see Note 6.
In the financial commodity markets, the Firm transacts in OTC derivatives (e.g., swaps, forwards, options) and exchange-traded derivatives that reference a wide range of underlying commodities. In the physical commodity markets, the Firm primarily purchases and sells precious and base metals and may hold other commodities inventories under financing and other arrangements with clients. Prior to the 2014 sale of certain parts of its physical commodity business, the Firm also engaged in the purchase, sale, transport and storage of power, gas, liquefied natural gas, coal, crude oil and refined products.

Physical commodities inventories are generally carried at the lower of cost or market (market approximates fair value) subject to any applicable fair value hedge accounting adjustments, with realized gains and losses and unrealized losses recorded in principal transactions revenue.
The following table presents all realized and unrealized gains and losses recorded in principal transactions revenue. This table excludes interest income and interest expense on trading assets and liabilities, which are an integral part of the overall performance of the Firm’s client-driven market-making activities. See Note 8 for further information on interest income and interest expense. Trading revenue is presented primarily by instrument type. The Firm’s client-driven market-making businesses generally utilize a variety of instrument types in connection with their market-making and related risk-management activities; accordingly, the trading revenue presented in the table below is not representative of the total revenue of any individual line of business.

Year ended December 31, (in millions)	2015	2014	2013
Trading revenue by instrument type
Interest rate	$1,933	$1,362	$284
Credit	1,735	1,880	2,654
Foreign exchange	2,557	1,556	1,801
Equity	2,990	2,563	2,517
Commodity(a)	842	1,663	2,083
Total trading revenue	10,057	9,024	9,339
Private equity gains(b)	351	1,507	802
Principal transactions	$10,408	$10,531	$10,141

(a)	Commodity derivatives are frequently used to manage the Firm’s risk exposure to its physical commodities inventories. For gains/(losses) related to commodity fair value hedges, see Note 6.

(b)	Includes revenue on private equity investments held in the Private Equity business within Corporate, as well as those held in other business segments.
Lending- and deposit-related fees
This revenue category includes fees from loan commitments, standby letters of credit, financial guarantees, deposit-related fees in lieu of compensating balances, cash management-related activities or transactions, deposit accounts and other loan-servicing activities. These fees are recognized over the period in which the related service is provided.
Asset management, administration and commissions
This revenue category includes fees from investment management and related services, custody, brokerage services, insurance premiums and commissions, and other products. These fees are recognized over the period in which the related service is provided. Performance-based fees, which are earned based on exceeding certain benchmarks or other performance targets, are accrued and recognized at the end of the performance period in which the target is met. The Firm has contractual arrangements with third parties to provide certain services in connection with its asset management activities. Amounts paid to third-

JPMorgan Chase & Co./2015 Annual Report	221

Notes to consolidated financial statements

party service providers are predominantly expensed, such that asset management fees are recorded gross of payments made to third parties.
The following table presents Firmwide asset management, administration and commissions.

Year ended December 31, (in millions)	2015	2014	2013
Asset management fees
Investment management fees(a)	$9,403	$9,169	$8,044
All other asset management fees(b)	352	477	505
Total asset management fees	9,755	9,646	8,549

Total administration fees(c)	2,015	2,179	2,101

Commissions and other fees
Brokerage commissions	2,304	2,270	2,321
All other commissions and fees	1,435	1,836	2,135
Total commissions and fees	3,739	4,106	4,456
Total asset management, administration and commissions	$15,509	$15,931	$15,106

(a)	Represents fees earned from managing assets on behalf of the Firm’s clients, including investors in Firm-sponsored funds and owners of separately managed investment accounts.

(b)	Represents fees for services that are ancillary to investment management services, such as commissions earned on the sales or distribution of mutual funds to clients.

(c)	Predominantly includes fees for custody, securities lending, funds services and securities clearance.
Mortgage fees and related income
This revenue category primarily reflects CCB’s Mortgage Banking production and servicing revenue, including fees and income derived from mortgages originated with the intent to sell; mortgage sales and servicing including losses related to the repurchase of previously sold loans; the impact of risk-management activities associated with the mortgage pipeline, warehouse loans and MSRs; and revenue related to any residual interests held from mortgage securitizations. This revenue category also includes gains and losses on sales and lower of cost or fair value adjustments for mortgage loans held-for-sale, as well as changes in fair value for mortgage loans originated with the intent to sell and measured at fair value under the fair value option. Changes in the fair value of CCB MSRs are reported in mortgage fees and related income. Net interest income from mortgage loans is recorded in interest income. For a further discussion of MSRs, see Note 17.

Card income
This revenue category includes interchange income from credit and debit cards and net fees earned from processing credit card transactions for merchants. Card income is recognized as earned. Cost related to rewards programs is recorded when the rewards are earned by the customer and presented as a reduction to interchange income. Annual fees and direct loan origination costs are deferred and recognized on a straight-line basis over a 12-month period.
Credit card revenue sharing agreements
The Firm has contractual agreements with numerous co-brand partners and affinity organizations (collectively, “partners”), which grant the Firm exclusive rights to market to the customers or members of such partners. These partners endorse the credit card programs and provide their customer and member lists to the Firm, and they may also conduct marketing activities and provide awards under the various credit card programs. The terms of these agreements generally range from three to ten years.
The Firm typically makes incentive payments to the partners based on new account originations, sales volumes and the cost of the partners’ marketing activities and awards. Payments based on new account originations are accounted for as direct loan origination costs. Payments to partners based on sales volumes are deducted from interchange income as the related revenue is earned. Payments based on marketing efforts undertaken by the partners are expensed by the Firm as incurred and reported as noninterest expense.
Other income
Other income on the Firm’s Consolidated statements of income included the following:

Year ended December 31, (in millions)	2015	2014	2013
Operating lease income	$2,081	$1,699	$1,472
Gain from sale of Visa B shares	—	—	1,310

222	JPMorgan Chase & Co./2015 Annual Report

Note 8 – Interest income and Interest expense
Interest income and interest expense are recorded in the Consolidated statements of income and classified based on the nature of the underlying asset or liability. Interest income and interest expense includes the current-period interest accruals for financial instruments measured at fair value, except for financial instruments containing embedded derivatives that would be separately accounted for in accordance with U.S. GAAP absent the fair value option election; for those instruments, all changes in fair value, including any interest elements, are reported in principal transactions revenue. For financial instruments that are not measured at fair value, the related interest is included within interest income or interest expense, as applicable.
Details of interest income and interest expense were as follows.

Year ended December 31, (in millions)	2015	2014	2013
Interest Income
Loans	$33,134	$32,218	$33,489
Taxable securities	6,550	7,617	6,916
Non taxable securities(a)	1,706	1,423	896
Total securities	8,256	9,040	7,812
Trading assets	6,621	7,312	8,099
Federal funds sold and securities purchased under resale agreements	1,592	1,642	1,940
Securities borrowed(b)	(532)	(501)	(127)
Deposits with banks	1,250	1,157	918
Other assets(c)	652	663	538
Total interest income	$50,973	$51,531	$52,669
Interest expense
Interest bearing deposits	$1,252	$1,633	$2,067
Federal funds purchased and securities loaned or sold under repurchase agreements	609	604	582
Commercial paper	110	134	112
Trading liabilities - debt, short-term and other liabilities	622	712	1,104
Long-term debt	4,435	4,409	5,007
Beneficial interest issued by consolidated VIEs	435	405	478
Total interest expense	$7,463	$7,897	$9,350
Net interest income	$43,510	$43,634	$43,319
Provision for credit losses	3,827	3,139	225
Net interest income after provision for credit losses	$39,683	$40,495	$43,094

(a)	Represents securities which are tax exempt for U.S. federal income tax purposes.

(b)
Negative interest income for the years ended December 31, 2015, 2014 and 2013, is a result of increased client-driven demand for certain securities combined with the impact of low interest rates; this is matched book activity and the negative interest expense on the corresponding securities loaned is recognized in interest expense.

(c)	Largely margin loans.

(d)	Includes brokerage customer payables.

Note 9 – Pension and other postretirement employee benefit plans
The Firm has various defined benefit pension plans and other postretirement employee benefit (“OPEB”) plans that provide benefits to its employees. These plans are discussed below.
Defined benefit pension plans
The Firm has a qualified noncontributory U.S. defined benefit pension plan that provides benefits to substantially all U.S. employees. The U.S. plan employs a cash balance formula in the form of pay and interest credits to determine the benefits to be provided at retirement, based on years of service and eligible compensation (generally base salary/regular pay and variable incentive compensation capped at $100,000 annually). Employees begin to accrue plan benefits after completing one year of service, and benefits generally vest after three years of service. The Firm also offers benefits through defined benefit pension plans to qualifying employees in certain non-U.S. locations based on factors such as eligible compensation, age and/or years of service.
It is the Firm’s policy to fund the pension plans in amounts sufficient to meet the requirements under applicable laws. The Firm does not anticipate at this time any contribution to the U.S. defined benefit pension plan in 2016. The 2016 contributions to the non-U.S. defined benefit pension plans are expected to be $47 million of which $31 million are contractually required.
JPMorgan Chase also has a number of defined benefit pension plans that are not subject to Title IV of the Employee Retirement Income Security Act. The most significant of these plans is the Excess Retirement Plan, pursuant to which certain employees previously earned pay credits on compensation amounts above the maximum stipulated by law under a qualified plan; no further pay credits are allocated under this plan. The Excess Retirement Plan had an unfunded projected benefit obligation (“PBO”) in the amount of $237 million and $257 million, at December 31, 2015 and 2014, respectively.
Defined contribution plans
JPMorgan Chase currently provides two qualified defined contribution plans in the U.S. and other similar arrangements in certain non-U.S. locations, all of which are administered in accordance with applicable local laws and regulations. The most significant of these plans is the JPMorgan Chase 401(k) Savings Plan (the “401(k) Savings Plan”), which covers substantially all U.S. employees. Employees can contribute to the 401(k) Savings Plan on a pretax and/or Roth 401(k) after-tax basis. The JPMorgan Chase Common Stock Fund, which is an investment option under the 401(k) Savings Plan, is a nonleveraged employee stock ownership plan.
The Firm matches eligible employee contributions up to 5% of eligible compensation (generally base salary/regular pay and variable incentive compensation) on an annual basis.

JPMorgan Chase & Co./2015 Annual Report	223

Notes to consolidated financial statements

Employees begin to receive matching contributions after completing a one-year-of-service requirement. Employees with total annual cash compensation of $250,000 or more are not eligible for matching contributions. Matching contributions vest after three years of service. The 401(k) Savings Plan also permits discretionary profit-sharing contributions by participating companies for certain employees, subject to a specified vesting schedule.
OPEB plans
JPMorgan Chase offers postretirement medical and life insurance benefits to certain retirees and postretirement medical benefits to qualifying U.S. employees. These benefits vary with the length of service and the date of hire and provide for limits on the Firm’s share of covered medical benefits. The medical and life insurance benefits are both contributory. Effective January 1, 2015, there was a transition of certain Medicare eligible retirees from JPMC group sponsored coverage to Medicare exchanges. As a result of this change, eligible retirees will receive a Healthcare Reimbursement Account amount each year if they enroll through the Medicare exchange. The impact of this change was not material. Postretirement medical benefits also are offered to qualifying United Kingdom (“U.K.”) employees.
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

The following table presents the changes in benefit obligations, plan assets and funded status amounts reported on the Consolidated balance sheets for the Firm’s U.S. and non-U.S. defined benefit pension and OPEB plans.

	Defined benefit pension plans
As of or for the year ended December 31,	U.S.			Non-U.S.		OPEB plans(d)
(in millions)	2015	2014		2015	2014	2015	2014
Change in benefit obligation
Benefit obligation, beginning of year	$(12,536)	$(10,776)		$(3,640)	$(3,433)	$(842)	$(826)
Benefits earned during the year	(340)	(281)		(37)	(33)	(1)	—
Interest cost on benefit obligations	(498)	(534)		(112)	(137)	(31)	(38)
Plan amendments	—	(53)		—	—	—	—
Special termination benefits	—	—		(1)	(1)	—	—
Curtailments	—	—		—	—	—	(3)
Employee contributions	NA	NA		(7)	(7)	(25)	(62)
Net gain/(loss)	702	(1,669)		146	(408)	71	(58)
Benefits paid	760	777		120	119	88	145
Expected Medicare Part D subsidy receipts	NA	NA		NA	NA	(6)	(2)
Foreign exchange impact and other	—	—		184	260	2	2
Benefit obligation, end of year	$(11,912)	$(12,536)		$(3,347)	$(3,640)	$(744)	$(842)
Change in plan assets
Fair value of plan assets, beginning of year	$14,623	$14,354		$3,718	$3,532	$1,903	$1,757
Actual return on plan assets	231	1,010		52	518	13	159
Firm contributions	31	36		45	46	2	3
Employee contributions	—	—		7	7	—	—
Benefits paid	(760)	(777)		(120)	(119)	(63)	(16)
Foreign exchange impact and other	—	—		(191)	(266)	—	—
Fair value of plan assets, end of year	$14,125	$14,623	(b)(c)	$3,511	$3,718	$1,855	$1,903
Net funded status(a)	$2,213	$2,087		$164	$78	$1,111	$1,061
Accumulated benefit obligation, end of year	$(11,774)	$(12,375)		$(3,322)	$(3,615)	NA	NA

(a)
Represents plans with an aggregate overfunded balance of $4.1 billion and $3.9 billion at December 31, 2015 and 2014, respectively, and plans with an aggregate underfunded balance of $636 million and $708 million at December 31, 2015 and 2014, respectively.

(b)	At December 31, 2015 and 2014, approximately $533 million and $336 million, respectively, of U.S. plan assets included participation rights under participating annuity contracts.

(c)
At December 31, 2015 and 2014, defined benefit pension plan amounts not measured at fair value included $74 million and $106 million, respectively, of accrued receivables, and $123 million and $257 million, respectively, of accrued liabilities, for U.S. plans.

(d)	Includes an unfunded accumulated postretirement benefit obligation of $32 million and $37 million at December 31, 2015 and 2014, respectively, for the U.K. plan.

224	JPMorgan Chase & Co./2015 Annual Report

Gains and losses
For the Firm’s defined benefit pension plans, fair value is used to determine the expected return on plan assets. Amortization of net gains and losses is included in annual net periodic benefit cost if, as of the beginning of the year, the net gain or loss exceeds 10% of the greater of the PBO or the fair value of the plan assets. Any excess is amortized over the average future service period of defined benefit pension plan participants, which for the U.S. defined benefit pension plan is currently seven years and for the non-U.S. defined benefit pension plans is the period appropriate for the affected plan. In addition, prior service costs are amortized over the average remaining service period of active employees expected to receive benefits under the plan when the prior service cost is first recognized.
The average remaining amortization period for the U.S. defined benefit pension plan for current prior service costs is four years.

For the Firm’s OPEB plans, a calculated value that recognizes changes in fair value over a five-year period is used to determine the expected return on plan assets. This value is referred to as the market related value of assets. Amortization of net gains and losses, adjusted for gains and losses not yet recognized, is included in annual net periodic benefit cost if, as of the beginning of the year, the net gain or loss exceeds 10% of the greater of the accumulated postretirement benefit obligation or the market related value of assets. Any excess net gain or loss is amortized over the average expected lifetime of retired participants, which is currently thirteen years; however, prior service costs resulting from plan changes are amortized over the average years of service remaining to full eligibility age, which is currently two years.

The following table presents pretax pension and OPEB amounts recorded in AOCI.

	Defined benefit pension plans
December 31,	U.S.		Non-U.S.		OPEB plans
(in millions)	2015	2014	2015	2014	2015	2014
Net gain/(loss)	$(3,096)	$(3,346)	$(513)	$(628)	$109	$130
Prior service credit/(cost)	68	102	9	11	—	—
Accumulated other comprehensive income/(loss), pretax, end of year	$(3,028)	$(3,244)	$(504)	$(617)	$109	$130
The following table presents the components of net periodic benefit costs reported in the Consolidated statements of income and other comprehensive income for the Firm’s U.S. and non-U.S. defined benefit pension, defined contribution and OPEB plans.

	Pension plans
	U.S.			Non-U.S.						OPEB plans
Year ended December 31, (in millions)	2015	2014	2013	2015		2014		2013		2015	2014	2013
Components of net periodic benefit cost
Benefits earned during the year	$340	$281	$314	$37		$33		$34		$1	$—	$1
Interest cost on benefit obligations	498	534	447	112		137		125		31	38	35
Expected return on plan assets	(929)	(985)	(956)	(150)		(172)		(142)		(106)	(101)	(92)
Amortization:
Net (gain)/loss	247	25	271	35		47		49		—	—	1
Prior service cost/(credit)	(34)	(41)	(41)	(2)		(2)		(2)		—	(1)	—
Special termination benefits	—	—	—	1		—		—		—	—	—
Net periodic defined benefit cost	122	(186)	35	33		43		64		(74)	(64)	(55)
Other defined benefit pension plans(a)	14	14	15	10		6		14		NA	NA	NA
Total defined benefit plans	136	(172)	50	43		49		78		(74)	(64)	(55)
Total defined contribution plans	449	438	447	320		329		321		NA	NA	NA
Total pension and OPEB cost included in compensation expense	$585	$266	$497	$363		$378		$399		$(74)	$(64)	$(55)
Changes in plan assets and benefit obligations recognized in other comprehensive income
Net (gain)/loss arising during the year	$(3)	$1,645	$(1,817)	$(47)		$57		$19		$21	$(5)	$(257)
Prior service credit arising during the year	—	53	—	—		—		—		—	—	—
Amortization of net loss	(247)	(25)	(271)	(35)		(47)		(49)		—	—	(1)
Amortization of prior service (cost)/credit	34	41	41	2		2		2		—	1	—
Foreign exchange impact and other	—	—	—	(33)	(a)	(39)	(a)	14	(a)	—	—	—
Total recognized in other comprehensive income	$(216)	$1,714	$(2,047)	$(113)		$(27)		$(14)		$21	$(4)	$(258)
Total recognized in net periodic benefit cost and other comprehensive income	$(94)	$1,528	$(2,012)	$(80)		$16		$50		$(53)	$(68)	$(313)

(a)	Includes various defined benefit pension plans which are individually immaterial.

JPMorgan Chase & Co./2015 Annual Report	225

Notes to consolidated financial statements

The estimated pretax amounts that will be amortized from AOCI into net periodic benefit cost in 2016 are as follows.

	Defined benefit pension plans		OPEB plans
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Net loss/(gain)	$231	$23	$—	$—
Prior service cost/(credit)	(34)	(2)	—	—
Total	$197	$21	$—	$—
The following table presents the actual rate of return on plan assets for the U.S. and non-U.S. defined benefit pension and OPEB plans.

	U.S.			Non-U.S.
Year ended December 31,	2015	2014	2013	2015	2014	2013
Actual rate of return:
Defined benefit pension plans	0.88%	7.29%	15.95%	(0.48) – 4.92%	5.62 – 17.69%	3.74 – 23.80%
OPEB plans	1.16	9.84	13.88	NA	NA	NA

Plan assumptions
JPMorgan Chase’s expected long-term rate of return for U.S. defined benefit pension and OPEB plan assets is a blended average of the investment advisor’s projected long-term
(10 years or more) returns for the various asset classes, weighted by the asset allocation. Returns on asset classes are developed using a forward-looking approach and are not strictly based on historical returns. Equity returns are generally developed as the sum of inflation, expected real earnings growth and expected long-term dividend yield. Bond returns are generally developed as the sum of inflation, real bond yield and risk spread (as appropriate), adjusted for the expected effect on returns from changing yields. Other asset-class returns are derived from their relationship to the equity and bond markets. Consideration is also given to current market conditions and the short-term portfolio mix of each plan.
For the U.K. defined benefit pension plans, which represent the most significant of the non-U.S. defined benefit pension plans, procedures similar to those in the U.S. are used to develop the expected long-term rate of return on plan assets, taking into consideration local market conditions and the specific allocation of plan assets. The expected long-term rate of return on U.K. plan assets is an average of projected long-term returns for each asset class. The return on equities has been selected by reference to the yield on long-term U.K. government bonds plus an equity risk premium above the risk-free rate. The expected return on “AA” rated long-term corporate bonds is based on an implied yield for similar bonds.
The discount rate used in determining the benefit obligation under the U.S. defined benefit pension and OPEB plans was provided by our actuaries. This rate was selected by reference to the yields on portfolios of bonds with maturity dates and coupons that closely match each of the plan’s projected cash flows; such portfolios are derived from a broad-based universe of high-quality corporate bonds as of the measurement date. In years in which these hypothetical bond portfolios generate excess cash, such excess is assumed to be reinvested at the one-year forward rates implied by the Citigroup Pension Discount Curve published as of the measurement date. The discount rate for the U.K. defined benefit pension plan represents a rate of appropriate duration from the analysis of yield curves provided by our actuaries.
In 2014, the Society of Actuaries (“SOA”) completed a comprehensive review of mortality experience of uninsured private retirement plans in the U.S. In October 2014, the SOA published new mortality tables and a new mortality improvement scale that reflects improved life expectancies and an expectation that this trend will continue. In 2014, the Firm adopted the SOA’s tables and projection scale, resulting in an estimated increase in PBO of $533 million. In 2015, the SOA updated the projection scale to reflect two additional years of historical data. The Firm has adopted the updated projection scale resulting in an estimated decrease in PBO in 2015 of $112 million.
At December 31, 2015, the Firm increased the discount rates used to determine its benefit obligations for the U.S. defined benefit pension and OPEB plans in light of current market interest rates, which will result in a decrease in expense of approximately $63 million for 2016. The 2016 expected long-term rate of return on U.S. defined benefit pension plan assets and U.S. OPEB plan assets are 6.50% and 5.75%, respectively. For 2016, the initial health care benefit obligation trend assumption has been set at 5.50%, and the ultimate health care trend assumption and the year to reach the ultimate rate remains at 5.00% and 2017, respectively, unchanged from 2015. As of December 31, 2015, the interest crediting rate assumption and the assumed rate of compensation increase remained at 5.00% and 3.50%, respectively.
The following tables present the weighted-average annualized actuarial assumptions for the projected and accumulated postretirement benefit obligations, and the components of net periodic benefit costs, for the Firm’s significant U.S. and non-U.S. defined benefit pension and OPEB plans, as of and for the periods indicated.

226	JPMorgan Chase & Co./2015 Annual Report

Weighted-average assumptions used to determine benefit obligations
	U.S.		Non-U.S.
December 31,	2015	2014	2015	2014
Discount rate:
Defined benefit pension plans	4.50%	4.00%	0.80 – 3.70%	1.00 – 3.60%
OPEB plans	4.40	4.10	—	—
Rate of compensation increase	3.50	3.50	2.25 – 4.30	2.75 – 4.20
Health care cost trend rate:
Assumed for next year	5.50	6.00	—	—
Ultimate	5.00	5.00	—	—
Year when rate will reach ultimate	2017	2017	—	—

Weighted-average assumptions used to determine net periodic benefit costs
	U.S.			Non-U.S.
Year ended December 31,	2015	2014	2013	2015	2014	2013
Discount rate:
Defined benefit pension plans	4.00%	5.00%	3.90%	1.00 – 3.60%	1.10 – 4.40%	1.40 – 4.40%
OPEB plans	4.10	4.90	3.90	—	—	—
Expected long-term rate of return on plan assets:
Defined benefit pension plans	6.50	7.00	7.50	0.90 – 4.80	1.20 – 5.30	2.40 – 4.90
OPEB plans	6.00	6.25	6.25	NA	NA	NA
Rate of compensation increase	3.50	3.50	4.00	2.75 – 4.20	2.75 – 4.60	2.75 – 4.10
Health care cost trend rate:
Assumed for next year	6.00	6.50	7.00	—	—	—
Ultimate	5.00	5.00	5.00	—	—	—
Year when rate will reach ultimate	2017	2017	2017	—	—	—
The following table presents the effect of a one-percentage-point change in the assumed health care cost trend rate on JPMorgan Chase’s accumulated postretirement benefit obligation. As of December 31, 2015, there was no material effect on total service and interest cost.

Year ended December 31, 2015 (in millions)	1-Percentage point increase	1-Percentage point decrease
Effect on accumulated postretirement benefit obligation	$8	$(7)

JPMorgan Chase’s U.S. defined benefit pension and OPEB plan expense is sensitive to the expected long-term rate of return on plan assets and the discount rate. With all other assumptions held constant, a 25-basis point decline in the expected long-term rate of return on U.S. plan assets would result in an aggregate increase of approximately $39 million in 2016 U.S. defined benefit pension and OPEB plan expense. A 25-basis point decline in the discount rate for the U.S. plans would result in an increase in 2016 U.S. defined benefit pension and OPEB plan expense of approximately an aggregate $31 million and an increase in the related benefit obligations of approximately an aggregate $296 million. A 25-basis point decrease in the interest crediting rate for the U.S. defined benefit pension plan would result in a decrease in 2016 U.S. defined benefit pension expense of approximately $35 million and a decrease in the related PBO of approximately $145 million. A 25-basis point decline in the discount rates for the non-U.S. plans would result in an increase in the 2016 non-U.S. defined benefit pension plan expense of approximately $17 million.

JPMorgan Chase & Co./2015 Annual Report	227

Notes to consolidated financial statements

Investment strategy and asset allocation
The Firm’s U.S. defined benefit pension plan assets are held in trust and are invested in a well-diversified portfolio of equity and fixed income securities, cash and cash equivalents, and alternative investments (e.g., hedge funds, private equity, real estate and real assets). Non-U.S. defined benefit pension plan assets are held in various trusts and are also invested in well-diversified portfolios of equity, fixed income and other securities. Assets of the Firm’s COLI policies, which are used to partially fund the U.S. OPEB plan, are held in separate accounts of an insurance company and are allocated to investments intended to replicate equity and fixed income indices.
The investment policy for the Firm’s U.S. defined benefit pension plan assets is to optimize the risk-return relationship as appropriate to the needs and goals of the plan using a global portfolio of various asset classes diversified by market segment, economic sector, and issuer. Assets are managed by a combination of internal and external investment managers. Periodically the Firm performs a comprehensive analysis on the U.S. defined benefit pension plan asset allocations, incorporating projected asset and liability data, which focuses on the short- and long-term impact of the asset allocation on cumulative pension expense, economic cost, present value of contributions and funded status. As the U.S. defined benefit pension plan is overfunded, the investment strategy for this plan was adjusted in 2013 to provide for greater liquidity. Currently, approved asset allocation ranges are: U.S. equity 0% to 45%, international equity 0% to 40%, debt securities 0% to 80%, hedge funds 0% to 5%, real estate 0% to 10%, real assets 0% to 10% and private equity 0% to 20%. Asset allocations are not managed to a specific target but seek to shift asset class allocations within these stated ranges. Investment strategies incorporate the economic outlook and the anticipated implications of the macroeconomic environment on the various asset classes while maintaining an appropriate level of liquidity for the plan. The Firm regularly reviews the asset allocations and asset managers, as well as other factors that impact the portfolio, which is rebalanced when deemed necessary.
For the U.K. defined benefit pension plans, which represent the most significant of the non-U.S. defined benefit pension plans, the assets are invested to maximize returns subject to an appropriate level of risk relative to the plans’ liabilities. In order to reduce the volatility in returns relative to the plans’ liability profiles, the U.K. defined benefit pension plans’ largest asset allocations are to debt securities of appropriate durations. Other assets, mainly equity securities, are then invested for capital appreciation, to provide long-term investment growth. Similar to the U.S. defined benefit pension plan, asset allocations and asset managers for the U.K. plans are reviewed regularly and the portfolios are rebalanced when deemed necessary.
Investments held by the Plans include financial instruments which are exposed to various risks such as interest rate, market and credit risks. Exposure to a concentration of credit risk is mitigated by the broad diversification of both U.S. and non-U.S. investment instruments. Additionally, the investments in each of the common/collective trust funds and registered investment companies are further diversified into various financial instruments. As of December 31, 2015, assets held by the Firm’s U.S. and non-U.S. defined benefit pension and OPEB plans do not include JPMorgan Chase common stock, except through indirect exposures through investments in third-party stock-index funds. The plans hold investments in funds that are sponsored or managed by affiliates of JPMorgan Chase in the amount of $3.2 billion and $3.7 billion for U.S. plans and $1.2 billion and $1.4 billion for non-U.S. plans, as of December 31, 2015 and 2014, respectively.

The following table presents the weighted-average asset allocation of the fair values of total plan assets at December 31 for the years indicated, as well as the respective approved range/target allocation by asset category, for the Firm’s U.S. and non-U.S. defined benefit pension and OPEB plans.

	Defined benefit pension plans
	U.S.			Non-U.S.			OPEB plans(c)
	Target	% of plan assets		Target	% of plan assets		Target	% of plan assets
December 31,	Allocation	2015	2014	Allocation	2015	2014	Allocation	2015	2014
Asset category
Debt securities(a)	0-80%	32%	31%	59%	60%	61%	30-70%	50%	50%
Equity securities	0-85	48	46	40	38	38	30-70	50	50
Real estate	0-10	4	4	—	1	—	—	—	—
Alternatives(b)	0-35	16	19	1	1	1	—	—	—
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%

(a)	Debt securities primarily include corporate debt, U.S. federal, state, local and non-U.S. government, and mortgage-backed securities.

(b)	Alternatives primarily include limited partnerships.

(c)	Represents the U.S. OPEB plan only, as the U.K. OPEB plan is unfunded.

228	JPMorgan Chase & Co./2015 Annual Report

Fair value measurement of the plans’ assets and liabilities
For information on fair value measurements, including descriptions of level 1, 2, and 3 of the fair value hierarchy and the valuation methods employed by the Firm, see Note 3.

Pension and OPEB plan assets and liabilities measured at fair value
	U.S. defined benefit pension plans					Non-U.S. defined benefit pension plans(g)
December 31, 2015 (in millions)	Level 1	Level 2	Level 3	Total fair value		Level 1	Level 2	Total fair value
Cash and cash equivalents	$112	$—	$—	$112		$114	$1	$115
Equity securities	4,826	5	2	4,833		1,002	157	1,159
Common/collective trust funds(a)	339	—	—	339		135	—	135
Limited partnerships(b)	53	—	—	53		—	—	—
Corporate debt securities(c)	—	1,619	2	1,621		—	758	758
U.S. federal, state, local and non-U.S. government debt securities	580	108	—	688		212	504	716
Mortgage-backed securities	—	67	1	68		2	26	28
Derivative receivables	—	104	—	104		—	209	209
Other(d)	1,760	27	534	2,321		257	53	310
Total assets measured at fair value	$7,670	$1,930	$539	$10,139	(e)	$1,722	$1,708	$3,430
Derivative payables	$—	$(35)	$—	$(35)		$—	$(153)	$(153)
Total liabilities measured at fair value	$—	$(35)	$—	$(35)	(f)	$—	$(153)	$(153)

	U.S. defined benefit pension plans					Non-U.S. defined benefit pension plans(g)
December 31, 2014 (in millions)	Level 1	Level 2	Level 3	Total fair value		Level 1	Level 2	Total fair value
Cash and cash equivalents	$87	$—	$—	$87		$128	$1	$129
Equity securities	5,286	20	4	5,310		1,019	169	1,188
Common/collective trust funds(a)	345	—	—	345		112	—	112
Limited partnerships(b)	70	—	—	70		—	—	—
Corporate debt securities(c)	—	1,454	9	1,463		—	724	724
U.S. federal, state, local and non-U.S. government debt securities	446	161	—	607		235	540	775
Mortgage-backed securities	1	73	1	75		2	77	79
Derivative receivables	—	114	—	114		—	258	258
Other(d)	2,031	27	337	2,395		283	58	341
Total assets measured at fair value	$8,266	$1,849	$351	$10,466	(e)	$1,779	$1,827	$3,606
Derivative payables	$—	$(23)	$—	$(23)		$—	$(139)	$(139)
Total liabilities measured at fair value	$—	$(23)	$—	$(23)	(f)	$—	$(139)	$(139)
Note: Effective April 1, 2015, the Firm adopted new accounting guidance for certain investments where the Firm measures fair value using the net asset value per share (or its equivalent) as a practical expedient and excluded them from the fair value hierarchy. Accordingly, such investments are not included within these tables. At December 31, 2015 and 2014, the fair values of these investments, which include certain limited partnerships and common/collective trust funds, were $4.1 billion and $4.3 billion, respectively, of U.S. defined benefit pension plan investments, and $234 million and $251 million, respectively, of non-U.S. defined benefit pension plan investments. Of these investments $1.3 billion and $3.0 billion, respectively, of U.S. defined benefit pension plan investments had been previously classified in level 2 and level 3, respectively, and $251 million of non-U.S. defined benefit pension plan investments had been previously classified in level 2 at December 31, 2014. The guidance was required to be applied retrospectively, and accordingly, prior period amounts have been revised to conform with the current period presentation.

(a)
At December 31, 2015 and 2014, common/collective trust funds primarily included a mix of short-term investment funds, domestic and international equity investments (including index) and real estate funds.

(b)	Unfunded commitments to purchase limited partnership investments for the plans were $895 million and $1.2 billion for 2015 and 2014, respectively.

(c)	Corporate debt securities include debt securities of U.S. and non-U.S. corporations.

(d)
Other consists of money markets funds, exchange-traded funds and participating and non-participating annuity contracts. Money markets funds and exchange-traded funds are primarily classified within level 1 of the fair value hierarchy given they are valued using market observable prices. Participating and non-participating annuity contracts are classified within level 3 of the fair value hierarchy due to lack of market mechanisms for transferring each policy and surrender restrictions.

(e)	At December 31, 2015 and 2014, excluded U.S. defined benefit pension plan receivables for investments sold and dividends and interest receivables of $74 million and $106 million, respectively.

(f)
At December 31, 2015 and 2014, excluded $106 million and $241 million, respectively, of U.S. defined benefit pension plan payables for investments purchased; and $17 million and $16 million, respectively, of other liabilities.

(g)	There were zero assets or liabilities classified as level 3 for the non-U.S. defined benefit pension plans as of December 31, 2015 and 2014.
The Firm’s U.S. OPEB plan was partially funded with COLI policies of $1.9 billion at both December 31, 2015 and 2014, which were classified in level 3 of the valuation hierarchy.

JPMorgan Chase & Co./2015 Annual Report	229

Notes to consolidated financial statements

Changes in level 3 fair value measurements using significant unobservable inputs
Year ended December 31, 2015 (in millions)	Fair value, January 1, 2015	Actual return on plan assets		Purchases, sales and settlements, net	Transfers in and/or out of level 3	Fair value, December 31, 2015
		Realized gains/(losses)	Unrealized gains/(losses)
U.S. defined benefit pension plans
Equities	$4	$—	$(2)	$—	$—	$2
Corporate debt securities	9	—	—	(7)	—	2
Mortgage-backed securities	1	—	—	—	—	1
Other	337	—	197	—	—	534
Total U.S. defined benefit pension plans	$351	$—	$195	$(7)	$—	$539
OPEB plans
COLI	$1,903	$—	$(48)	$—	$—	$1,855
Total OPEB plans	$1,903	$—	$(48)	$—	$—	$1,855

Year ended December 31, 2014 (in millions)	Fair value, January 1, 2014	Actual return on plan assets		Purchases, sales and settlements, net	Transfers in and/or out of level 3	Fair value, December 31, 2014
		Realized gains/(losses)	Unrealized gains/(losses)
U.S. defined benefit pension plans
Equities	$4	$—	$—	$—	$—	$4
Corporate debt securities	7	(2)	2	4	(2)	9
Mortgage-backed securities	—	—	—	1	—	1
Other	430	—	(93)	—	—	337
Total U.S. defined benefit pension plans	$441	$(2)	$(91)	$5	$(2)	$351
OPEB plans
COLI	$1,749	$—	$154	$—	$—	$1,903
Total OPEB plans	$1,749	$—	$154	$—	$—	$1,903

Year ended December 31, 2013 (in millions)	Fair value, January 1, 2013	Actual return on plan assets		Purchases, sales and settlements, net	Transfers in and/or out of level 3	Fair value, December 31, 2013
		Realized gains/(losses)	Unrealized gains/(losses)
U.S. defined benefit pension plans
Equities	$4	$—	$—	$—	$—	$4
Corporate debt securities	1	—	—	—	6	7
Mortgage-backed securities	—	—	—	—	—	—
Other	420	—	10	—	—	430
Total U.S. defined benefit pension plans	$425	$—	$10	$—	$6	$441
OPEB plans
COLI	$1,554	$—	$195	$—	$—	$1,749
Total OPEB plans	$1,554	$—	$195	$—	$—	$1,749

Estimated future benefit payments
The following table presents benefit payments expected to be paid, which include the effect of expected future service, for the years indicated. The OPEB medical and life insurance payments are net of expected retiree contributions.

Year ended December 31, (in millions)	U.S. defined benefit pension plans	Non-U.S. defined benefit pension plans	OPEB before Medicare Part D subsidy	Medicare Part D subsidy
2016	$762	$107	$68	$1
2017	798	110	66	1
2018	927	119	63	1
2019	966	123	61	1
2020	1,009	129	59	1
Years 2021–2025	4,409	722	259	4

230	JPMorgan Chase & Co./2015 Annual Report

Note 10 – Employee stock-based incentives
Employee stock-based awards
In 2015, 2014 and 2013, JPMorgan Chase granted long-term stock-based awards to certain employees under its Long-Term Incentive Plan, as amended and restated effective May 19, 2015 (“LTIP”). Under the terms of the LTIP, as of December 31, 2015, 93 million shares of common stock were available for issuance through May 2019. The LTIP is the only active plan under which the Firm is currently granting stock-based incentive awards. In the following discussion, the LTIP, plus prior Firm plans and plans assumed as the result of acquisitions, are referred to collectively as the “LTI Plans,” and such plans constitute the Firm’s stock-based incentive plans.
Restricted stock units (“RSUs”) are awarded at no cost to the recipient upon their grant. Generally, RSUs are granted annually and vest at a rate of 50% after two years and 50% after three years and are converted into shares of common stock as of the vesting date. In addition, RSUs typically include full-career eligibility provisions, which allow employees to continue to vest upon voluntary termination, subject to post-employment and other restrictions based on age or service-related requirements. All RSUs awards are subject to forfeiture until vested and contain clawback provisions that may result in cancellation under certain specified circumstances. RSUs entitle the recipient to receive cash payments equivalent to any dividends paid on the underlying common stock during the period the RSUs are outstanding and, as such, are considered participating securities as discussed in Note 24.
Under the LTI Plans, stock options and stock appreciation rights (“SARs”) have generally been granted with an exercise price equal to the fair value of JPMorgan Chase’s common stock on the grant date. The Firm periodically grants employee stock options to individual employees. There were no material grants of stock options or SARs in 2015 and 2014. Grants of SARs in 2013 become exercisable ratably over five years (i.e., 20% per year) and contain clawback provisions similar to RSUs. The 2013 grants of SARs contain full-career eligibility provisions. SARs generally expire ten years after the grant date.

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
The Firm’s policy for issuing shares upon settlement of employee stock-based incentive awards is to issue either new shares of common stock or treasury shares. During 2015, 2014 and 2013, the Firm settled all of its employee stock-based awards by issuing treasury shares.
In January 2008, the Firm awarded to its Chairman and Chief Executive Officer up to 2 million SARs. The terms of this award are distinct from, and more restrictive than, other equity grants regularly awarded by the Firm. On July 15, 2014, the Compensation & Management Development Committee and Board of Directors determined that all requirements for the vesting of the 2 million SAR awards had been met and thus, the awards became exercisable. The SARs, which will expire in January 2018, have an exercise price of $39.83 (the price of JPMorgan Chase common stock on the date of grant). The expense related to this award was dependent on changes in fair value of the SARs through July 15, 2014 (the date when the vested number of SARs were determined), and the cumulative expense was recognized ratably over the service period, which was initially assumed to be five years but, effective in the first quarter of 2013, had been extended to six and one-half years. The Firm recognized $3 million and $14 million in compensation expense in 2014 and 2013, respectively, for this award.

JPMorgan Chase & Co./2015 Annual Report	231

Notes to consolidated financial statements

RSUs, employee stock options and SARs activity
Compensation expense for RSUs is measured based on the number of shares granted multiplied by the stock price at the grant date, and for employee stock options and SARs, is measured at the grant date using the Black-Scholes valuation model. Compensation expense for these awards is recognized in net income as described previously. The following table summarizes JPMorgan Chase’s RSUs, employee stock options and SARs activity for 2015.

	RSUs		Options/SARs
Year ended December 31, 2015	Number of shares	Weighted-average grant date fair value	Number of awards	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic value
(in thousands, except weighted-average data, and where otherwise stated)
Outstanding, January 1	100,568	$47.81	59,195	$45.00
Granted	36,096	56.31	107	64.41
Exercised or vested	(47,709)	41.64	(14,313)	40.44
Forfeited	(3,648)	54.17	(943)	43.04
Canceled	NA	NA	(580)	278.93
Outstanding, December 31	85,307	$54.60	43,466	$43.51	4.6	$1,109,411
Exercisable, December 31	NA	NA	31,853	43.85	4.0	832,929
The total fair value of RSUs that vested during the years ended December 31, 2015, 2014 and 2013, was $2.8 billion, $3.2 billion and $2.9 billion, respectively. The weighted-average grant date per share fair value of stock options and SARs granted during the year ended December 31, 2013, was $9.58. The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013, was $335 million, $539 million and $507 million, respectively.
Compensation expense
The Firm recognized the following noncash compensation expense related to its various employee stock-based incentive plans in its Consolidated statements of income.

Year ended December 31, (in millions)	2015	2014	2013
Cost of prior grants of RSUs and SARs that are amortized over their applicable vesting periods	$1,109	$1,371	$1,440
Accrual of estimated costs of stock-based awards to be granted in future periods including those to full-career eligible employees	878	819	779
Total noncash compensation expense related to employee stock-based incentive plans	$1,987	$2,190	$2,219
At December 31, 2015, approximately $688 million (pretax) of compensation expense related to unvested awards had not yet been charged to net income. That cost is expected to be amortized into compensation expense over a weighted-average period of 0.9 years. The Firm does not capitalize any compensation expense related to share-based compensation awards to employees.
Cash flows and tax benefits
Income tax benefits related to stock-based incentive arrangements recognized in the Firm’s Consolidated statements of income for the years ended December 31, 2015, 2014 and 2013, were $746 million, $854 million and $865 million, respectively.

The following table sets forth the cash received from the exercise of stock options under all stock-based incentive arrangements, and the actual income tax benefit realized related to tax deductions from the exercise of the stock options.

Year ended December 31, (in millions)	2015	2014	2013
Cash received for options exercised	$20	$63	$166
Tax benefit realized(a)	64	104	42

(a)
The tax benefit realized from dividends or dividend equivalents paid on equity-classified share-based payment awards that are charged to retained earnings are recorded as an increase to additional paid-in capital and included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards.

Valuation assumptions
The following table presents the assumptions used to value employee stock options and SARs granted during the year ended December 31, 2013, under the Black-Scholes valuation model. There were no material grants of stock options or SARs for the years ended December 31, 2015 and 2014.

Year ended December 31,	2013
Weighted-average annualized valuation assumptions
Risk-free interest rate	1.18%
Expected dividend yield	2.66
Expected common stock price volatility	28
Expected life (in years)	6.6
The expected dividend yield is determined using forward-looking assumptions. The expected volatility assumption is derived from the implied volatility of JPMorgan Chase’s stock options. The expected life assumption is an estimate of the length of time that an employee might hold an option or SAR before it is exercised or canceled, and the assumption is based on the Firm’s historical experience.

232	JPMorgan Chase & Co./2015 Annual Report

Note 11 – Noninterest expense
For details on noninterest expense, see Consolidated statements of income on page 176. Included within other expense is the following:

Year ended December 31, (in millions)	2015	2014	2013
Legal expense	$2,969	$2,883	$11,143
Federal Deposit Insurance Corporation-related (“FDIC”) expense	1,227	1,037	1,496

Note 12 – Securities
Securities are classified as trading, AFS or held-to-maturity (“HTM”). Securities classified as trading assets are discussed in Note 3. Predominantly all of the Firm’s AFS and HTM investment securities (the “investment securities portfolio”) are held by Treasury and CIO in connection with its asset-liability management objectives. At December 31, 2015, the investment securities portfolio consisted of debt securities with an average credit rating of AA+ (based upon external ratings where available, and where not available, based primarily upon internal ratings which correspond to ratings as defined by S&P and Moody’s). AFS securities are carried at fair value on the Consolidated balance sheets. Unrealized gains and losses, after any applicable hedge accounting adjustments, are reported as net increases or decreases to accumulated other comprehensive income/(loss). The specific identification method is used to determine realized gains and losses on AFS securities, which are included in securities gains/(losses) on the Consolidated statements of income. HTM debt securities, which management has the intent and ability to hold until maturity, are carried at amortized cost on the Consolidated balance sheets. For both AFS and HTM debt securities, purchase discounts or premiums are generally amortized into interest income over the contractual life of the security.
During 2014, the Firm transferred U.S. government agency mortgage-backed securities and obligations of U.S. states and municipalities with a fair value of $19.3 billion from AFS to HTM. These securities were transferred at fair value, and the transfer was a non-cash transaction. AOCI included net pretax unrealized losses of $9 million on the securities at the date of transfer. The transfer reflected the Firm’s intent to hold the securities to maturity in order to reduce the impact of price volatility on AOCI and certain capital measures under Basel III.

JPMorgan Chase & Co./2015 Annual Report	233

Notes to consolidated financial statements

The amortized costs and estimated fair values of the investment securities portfolio were as follows for the dates indicated.

	2015				2014
December 31, (in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies(a)	$53,689	$1,483	$106	$55,066	$63,089	$2,302	$72	$65,319
Residential:
Prime and Alt-A	7,462	40	57	7,445	5,595	78	29	5,644
Subprime	210	7	—	217	677	14	—	691
Non-U.S.	19,629	341	13	19,957	43,550	1,010	—	44,560
Commercial	22,990	150	243	22,897	20,687	438	17	21,108
Total mortgage-backed securities	103,980	2,021	419	105,582	133,598	3,842	118	137,322
U.S. Treasury and government agencies(a)	11,202	—	166	11,036	13,603	56	14	13,645
Obligations of U.S. states and municipalities	31,328	2,245	23	33,550	27,841	2,243	16	30,068
Certificates of deposit	282	1	—	283	1,103	1	1	1,103
Non-U.S. government debt securities	35,864	853	41	36,676	51,492	1,272	21	52,743
Corporate debt securities	12,464	142	170	12,436	18,158	398	24	18,532
Asset-backed securities:
Collateralized loan obligations	31,146	52	191	31,007	30,229	147	182	30,194
Other	9,125	72	100	9,097	12,442	184	11	12,615
Total available-for-sale debt securities	235,391	5,386	1,110	239,667	288,466	8,143	387	296,222
Available-for-sale equity securities	2,067	20	—	2,087	2,513	17	—	2,530
Total available-for-sale securities	237,458	5,406	1,110	241,754	290,979	8,160	387	298,752
Total held-to-maturity securities(b)	$49,073	$1,560	$46	$50,587	$49,252	$1,902	$—	$51,154

(a)
Includes total U.S. government-sponsored enterprise obligations with fair values of $42.3 billion and $59.3 billion at December 31, 2015 and 2014, respectively, which were predominantly mortgage-related.

(b)
As of December 31, 2015, consists of mortgage backed securities (“MBS”) issued by U.S. government-sponsored enterprises with an amortized cost of $30.8 billion, MBS issued by U.S. government agencies with an amortized cost of $5.5 billion and obligations of U.S. states and municipalities with an amortized cost of $12.8 billion. As of December 31, 2014, consists of MBS issued by U.S. government-sponsored enterprises with an amortized cost of $35.3 billion, MBS issued by U.S. government agencies with an amortized cost of $3.7 billion and obligations of U.S. states and municipalities with an amortized cost of $10.2 billion.

234	JPMorgan Chase & Co./2015 Annual Report

Securities impairment
The following tables present the fair value and gross unrealized losses for the investment securities portfolio by aging category at December 31, 2015 and 2014.

	Securities with gross unrealized losses
	Less than 12 months		12 months or more
December 31, 2015 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies	$13,002	$95	$697	$11	$13,699	$106
Residential:
Prime and Alt-A	5,147	51	238	6	5,385	57
Subprime	—	—	—	—	—	—
Non-U.S.	2,021	12	167	1	2,188	13
Commercial	13,779	239	658	4	14,437	243
Total mortgage-backed securities	33,949	397	1,760	22	35,709	419
U.S. Treasury and government agencies	10,998	166	—	—	10,998	166
Obligations of U.S. states and municipalities	1,676	18	205	5	1,881	23
Certificates of deposit	—	—	—	—	—	—
Non-U.S. government debt securities	3,267	26	367	15	3,634	41
Corporate debt securities	3,198	125	848	45	4,046	170
Asset-backed securities:
Collateralized loan obligations	15,340	67	10,692	124	26,032	191
Other	4,284	60	1,005	40	5,289	100
Total available-for-sale debt securities	72,712	859	14,877	251	87,589	1,110
Available-for-sale equity securities	—	—	—	—	—	—
Held-to-maturity securities	3,763	46	—	—	3,763	46
Total securities with gross unrealized losses	$76,475	$905	$14,877	$251	$91,352	$1,156

	Securities with gross unrealized losses
	Less than 12 months		12 months or more
December 31, 2014 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies	$1,118	$5	$4,989	$67	$6,107	$72
Residential:
Prime and Alt-A	1,840	10	405	19	2,245	29
Subprime	—	—	—	—	—	—
Non-U.S.	—	—	—	—	—	—
Commercial	4,803	15	92	2	4,895	17
Total mortgage-backed securities	7,761	30	5,486	88	13,247	118
U.S. Treasury and government agencies	8,412	14	—	—	8,412	14
Obligations of U.S. states and municipalities	1,405	15	130	1	1,535	16
Certificates of deposit	1,050	1	—	—	1,050	1
Non-U.S. government debt securities	4,433	4	906	17	5,339	21
Corporate debt securities	2,492	22	80	2	2,572	24
Asset-backed securities:
Collateralized loan obligations	13,909	76	9,012	106	22,921	182
Other	2,258	11	—	—	2,258	11
Total available-for-sale debt securities	41,720	173	15,614	214	57,334	387
Available-for-sale equity securities	—	—	—	—	—	—
Held-to-maturity securities	—	—	—	—	—	—
Total securities with gross unrealized losses	$41,720	$173	$15,614	$214	$57,334	$387

JPMorgan Chase & Co./2015 Annual Report	235

Notes to consolidated financial statements

Gross unrealized losses
The Firm has recognized the unrealized losses on securities it intends to sell. As of December 31, 2015, the Firm does not intend to sell any securities with a loss position in AOCI, and it is not likely that the Firm will be required to sell these securities before recovery of their amortized cost basis. Except for the securities for which credit losses have been recognized in income, the Firm believes that the securities with an unrealized loss in AOCI are not other-than-temporarily impaired as of December 31, 2015.
Other-than-temporary impairment
AFS debt and equity securities and HTM debt securities in unrealized loss positions are analyzed as part of the Firm’s ongoing assessment of other-than-temporary impairment (“OTTI”). For most types of debt securities, the Firm considers a decline in fair value to be other-than-temporary when the Firm does not expect to recover the entire amortized cost basis of the security. For beneficial interests in securitizations that are rated below “AA” at their acquisition, or that can be contractually prepaid or otherwise settled in such a way that the Firm would not recover substantially all of its recorded investment, the Firm considers an impairment to be other than temporary when there is an adverse change in expected cash flows. For AFS equity securities, the Firm considers a decline in fair value to be other-than-temporary if it is probable that the Firm will not recover its cost basis.
Potential OTTI is considered using a variety of factors, including the length of time and extent to which the market value has been less than cost; adverse conditions specifically related to the industry, geographic area or financial condition of the issuer or underlying collateral of a security; payment structure of the security; changes to the rating of the security by a rating agency; the volatility of the fair value changes; and the Firm’s intent and ability to hold the security until recovery.
For AFS debt securities, the Firm recognizes OTTI losses in earnings if the Firm has the intent to sell the debt security, or if it is more likely than not that the Firm will be required to sell the debt security before recovery of its amortized cost basis. In these circumstances the impairment loss is equal to the full difference between the amortized cost basis and the fair value of the securities. For debt securities in an unrealized loss position that the Firm has the intent and ability to hold, the expected cash flows to be received from the securities are evaluated to determine if a credit loss exists. In the event of a credit loss, only the amount of impairment associated with the credit loss is recognized in income. Amounts relating to factors other than credit losses are recorded in OCI.
The Firm’s cash flow evaluations take into account the factors noted above and expectations of relevant market and economic data as of the end of the reporting period. For securities issued in a securitization, the Firm estimates cash flows considering underlying loan-level data and structural features of the securitization, such as subordination, excess spread, overcollateralization or other forms of credit enhancement, and compares the losses projected for the underlying collateral (“pool losses”)

against the level of credit enhancement in the securitization structure to determine whether these features are sufficient to absorb the pool losses, or whether a credit loss exists. The Firm also performs other analyses to support its cash flow projections, such as first-loss analyses or stress scenarios.
For equity securities, OTTI losses are recognized in earnings if the Firm intends to sell the security. In other cases the Firm considers the relevant factors noted above, as well as the Firm’s intent and ability to retain its investment for a period of time sufficient to allow for any anticipated recovery in market value, and whether evidence exists to support a realizable value equal to or greater than the cost basis. Any impairment loss on an equity security is equal to the full difference between the cost basis and the fair value of the security.
Securities gains and losses
The following table presents realized gains and losses and OTTI from AFS securities that were recognized in income.

Year ended December 31, (in millions)	2015	2014	2013
Realized gains	$351	$314	$1,302
Realized losses	(127)	(233)	(614)
OTTI losses	(22)	(4)	(21)
Net securities gains	202	77	667

OTTI losses
Credit losses recognized in income	(1)	(2)	(1)
Securities the Firm intends to sell(a)	(21)	(2)	(20)
Total OTTI losses recognized in income	$(22)	$(4)	$(21)

(a)
Excludes realized losses on securities sold of $5 million, $3 million and $12 million for the years ended December 31, 2015, 2014 and 2013, respectively that had been previously reported as an OTTI loss due to the intention to sell the securities.

Changes in the credit loss component of credit-impaired debt securities
The following table presents a rollforward for the years ended December 31, 2015, 2014 and 2013, of the credit loss component of OTTI losses that have been recognized in income, related to AFS debt securities that the Firm does not intend to sell.

Year ended December 31, (in millions)	2015	2014	2013
Balance, beginning of period	$3	$1	$522
Additions:
Newly credit-impaired securities	1	2	1
Losses reclassified from other comprehensive income on previously credit-impaired securities	—	—	—
Reductions:
Sales and redemptions of credit-impaired securities	—	—	(522)
Balance, end of period	$4	$3	$1

236	JPMorgan Chase & Co./2015 Annual Report

Contractual maturities and yields
The following table presents the amortized cost and estimated fair value at December 31, 2015, of JPMorgan Chase’s investment securities portfolio by contractual maturity.

By remaining maturity December 31, 2015 (in millions)	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years(c)	Total
Available-for-sale debt securities
Mortgage-backed securities(a)
Amortized cost	$2,415	$9,728	$6,562	$85,275	$103,980
Fair value	2,421	9,886	6,756	86,519	105,582
Average yield(b)	1.48%	1.86%	3.15%	3.08%	2.93%
U.S. Treasury and government agencies(a)
Amortized cost	$—	$—	$10,069	$1,133	$11,202
Fair value	—	—	9,932	1,104	11,036
Average yield(b)	—%	—%	0.31%	0.48%	0.33%
Obligations of U.S. states and municipalities
Amortized cost	$184	$754	$1,520	$28,870	$31,328
Fair value	187	774	1,600	30,989	33,550
Average yield(b)	5.21%	3.50%	5.57%	6.68%	6.54%
Certificates of deposit
Amortized cost	$230	$52	$—	$—	$282
Fair value	231	52	—	—	283
Average yield(b)	8.66%	3.28%	—%	—%	7.68%
Non-U.S. government debt securities
Amortized cost	$6,126	$11,177	$16,575	$1,986	$35,864
Fair value	6,422	11,429	16,747	2,078	36,676
Average yield(b)	3.11%	1.84%	1.06%	0.67%	1.63%
Corporate debt securities
Amortized cost	$2,761	$7,175	$2,385	$143	$12,464
Fair value	2,776	7,179	2,347	134	12,436
Average yield(b)	2.87%	2.32%	3.09%	4.46%	2.61%
Asset-backed securities
Amortized cost	$39	$442	$20,501	$19,289	$40,271
Fair value	40	449	20,421	19,194	40,104
Average yield(b)	0.71%	1.72%	1.79%	1.84%	1.81%
Total available-for-sale debt securities
Amortized cost	$11,755	$29,328	$57,612	$136,696	$235,391
Fair value	12,077	29,769	57,803	140,018	239,667
Average yield(b)	2.85%	2.00%	1.63%	3.61%	2.89%
Available-for-sale equity securities
Amortized cost	$—	$—	$—	$2,067	$2,067
Fair value	—	—	—	2,087	2,087
Average yield(b)	—%	—%	—%	0.30%	0.30%
Total available-for-sale securities
Amortized cost	$11,755	$29,328	$57,612	$138,763	$237,458
Fair value	12,077	29,769	57,803	142,105	241,754
Average yield(b)	2.85%	2.00%	1.63%	3.56%	2.87%
Total held-to-maturity securities
Amortized cost	$51	$—	$931	$48,091	$49,073
Fair value	50	—	976	49,561	50,587
Average yield(b)	4.42%	—%	5.01%	3.98%	4.00%

(a)	U.S. government-sponsored enterprises were the only issuers whose securities exceeded 10% of JPMorgan Chase’s total stockholders’ equity at December 31, 2015.

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

(c)
Includes securities with no stated maturity. Substantially all of the Firm’s residential mortgage-backed securities and collateralized mortgage obligations are due in 10 years or more, based on contractual maturity. The estimated weighted-average life, which reflects anticipated future prepayments, is approximately five years for agency residential mortgage-backed securities, two years for agency residential collateralized mortgage obligations and four years for nonagency residential collateralized mortgage obligations.

JPMorgan Chase & Co./2015 Annual Report	237

Notes to consolidated financial statements

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
The Firm has elected the fair value option for certain securities financing agreements. For further information regarding the fair value option, see Note 4. The securities financing agreements for which the fair value option has been elected are reported within securities purchased under resale agreements, securities loaned or sold under repurchase agreements, and securities borrowed on the Consolidated balance sheets. Generally, for agreements carried at fair value, current-period interest accruals are recorded within interest income and interest expense, with changes in fair value reported in principal transactions revenue. However, for financial instruments containing embedded derivatives that would be separately accounted for in accordance with accounting guidance for hybrid instruments, all changes in fair value, including any interest elements, are reported in principal transactions revenue.
Secured financing transactions expose the Firm to credit and liquidity risk. To manage these risks, the Firm monitors the value of the underlying securities (predominantly high-quality securities collateral, including government-issued debt and agency MBS) that it has received from or provided to its counterparties compared to the value of cash proceeds and exchanged collateral, and either requests additional collateral or returns securities or collateral when appropriate. Margin levels are initially established based upon the counterparty, the type of underlying securities, and the permissible collateral, and are monitored on an ongoing basis.

In resale agreements and securities borrowed transactions, the Firm is exposed to credit risk to the extent that the value of the securities received is less than initial cash principal advanced and any collateral amounts exchanged. In repurchase agreements and securities loaned transactions, credit risk exposure arises to the extent that the value of underlying securities exceeds the value of the initial cash principal advanced, and any collateral amounts exchanged.
Additionally, the Firm typically enters into master netting agreements and other similar arrangements with its counterparties, which provide for the right to liquidate the underlying securities and any collateral amounts exchanged in the event of a counterparty default. It is also the Firm’s policy to take possession, where possible, of the securities underlying resale agreements and securities borrowed transactions. For further information regarding assets pledged and collateral received in securities financing agreements, see Note 30.
As a result of the Firm’s credit risk mitigation practices with respect to resale and securities borrowed agreements as described above, the Firm did not hold any reserves for credit impairment with respect to these agreements as of December 31, 2015 and 2014.
Certain prior period amounts for securities purchased under resale agreements and securities borrowed, as well as securities sold under repurchase agreements and securities loaned, have been revised to conform with the current period presentation. These revisions had no impact on the Firm’s Consolidated balance sheets or its results of operations.

238	JPMorgan Chase & Co./2015 Annual Report

The following table presents as of December 31, 2015 and 2014, the gross and net securities purchased under resale agreements and securities borrowed. Securities purchased under resale agreements have been presented on the Consolidated balance sheets net of securities sold under repurchase agreements where the Firm has obtained an appropriate legal opinion with respect to the master netting agreement, and where the other relevant criteria have been met. Where such a legal opinion has not been either sought or obtained, the securities purchased under resale agreements are not eligible for netting and are shown separately in the table below. Securities borrowed are presented on a gross basis on the Consolidated balance sheets.

	2015				2014
December 31, (in millions)	Gross asset balance	Amounts netted on the Consolidated balance sheets	Net asset balance		Gross asset balance	Amounts netted on the Consolidated balance sheets	Net asset balance
Securities purchased under resale agreements
Securities purchased under resale agreements with an appropriate legal opinion	$365,805	$(156,258)	$209,547		$347,142	$(142,719)	$204,423
Securities purchased under resale agreements where an appropriate legal opinion has not been either sought or obtained	2,343		2,343		10,598		10,598
Total securities purchased under resale agreements	$368,148	$(156,258)	$211,890	(a)	$357,740	$(142,719)	$215,021	(a)
Securities borrowed	$98,721	NA	$98,721	(b)(c)	$110,435	NA	$110,435	(b)(c)

(a)	At December 31, 2015 and 2014, included securities purchased under resale agreements of $23.1 billion and $28.6 billion, respectively, accounted for at fair value.

(b)	At December 31, 2015 and 2014, included securities borrowed of $395 million and $992 million, respectively, accounted for at fair value.

(c)
Included $31.3 billion and $35.3 billion at December 31, 2015 and 2014, respectively, of securities borrowed where an appropriate legal opinion has not been either sought or obtained with respect to the master netting agreement.

The following table presents information as of December 31, 2015 and 2014, regarding the securities purchased under resale agreements and securities borrowed for which an appropriate legal opinion has been obtained with respect to the master netting agreement. The below table excludes information related to resale agreements and securities borrowed where such a legal opinion has not been either sought or obtained.

	2015				2014
		Amounts not nettable on the Consolidated balance sheets(a)				Amounts not nettable on the Consolidated balance sheets(a)
December 31, (in millions)	Net asset balance	Financial instruments(b)	Cash collateral	Net exposure	Net asset balance	Financial instruments(b)	Cash collateral	Net exposure
Securities purchased under resale agreements with an appropriate legal opinion	$209,547	$(206,423)	$(351)	$2,773	$204,423	$(201,375)	$(246)	$2,802
Securities borrowed	$67,453	$(65,081)	$—	$2,372	$75,113	$(72,730)	$—	$2,383

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

JPMorgan Chase & Co./2015 Annual Report	239

Notes to consolidated financial statements

The following table presents as of December 31, 2015 and 2014, the gross and net securities sold under repurchase agreements and securities loaned. Securities sold under repurchase agreements have been presented on the Consolidated balance sheets net of securities purchased under resale agreements where the Firm has obtained an appropriate legal opinion with respect to the master netting agreement, and where the other relevant criteria have been met. Where such a legal opinion has not been either sought or obtained, the securities sold under repurchase agreements are not eligible for netting and are shown separately in the table below. Securities loaned are presented on a gross basis on the Consolidated balance sheets.

	2015				2014
December 31, (in millions)	Gross liability balance	Amounts netted on the Consolidated balance sheets	Net liability balance		Gross liability balance	Amounts netted on the Consolidated balance sheets	Net liability balance
Securities sold under repurchase agreements
Securities sold under repurchase agreements with an appropriate legal opinion	$277,415	$(156,258)	$121,157		$290,529	$(142,719)	$147,810
Securities sold under repurchase agreements where an appropriate legal opinion has not been either sought or obtained(a)	12,629		12,629		21,996		21,996
Total securities sold under repurchase agreements	$290,044	$(156,258)	$133,786	(c)	$312,525	$(142,719)	$169,806	(c)
Securities loaned(b)	$22,556	NA	$22,556	(d)(e)	$25,927	NA	$25,927	(d)(e)

(a)	Includes repurchase agreements that are not subject to a master netting agreement but do provide rights to collateral.

(b)
Included securities-for-securities lending transactions of $4.4 billion and $4.1 billion at December 31, 2015 and 2014, respectively, accounted for at fair value, where the Firm is acting as lender. These amounts are presented within other liabilities in the Consolidated balance sheets.

(c)	At December 31, 2015 and 2014, included securities sold under repurchase agreements of $3.5 billion and $3.0 billion, respectively, accounted for at fair value.

(d)	There were no securities loaned accounted for at fair value at December 31, 2015 and 2014, respectively.

(e)
Included $45 million and $271 million at December 31, 2015 and 2014, respectively, of securities loaned where an appropriate legal opinion has not been either sought or obtained with respect to the master netting agreement.

The following table presents information as of December 31, 2015 and 2014, regarding the securities sold under repurchase agreements and securities loaned for which an appropriate legal opinion has been obtained with respect to the master netting agreement. The below table excludes information related to repurchase agreements and securities loaned where such a legal opinion has not been either sought or obtained.

	2015				2014
		Amounts not nettable on the Consolidated balance sheets(a)				Amounts not nettable on the Consolidated balance sheets(a)
December 31, (in millions)	Net liability balance	Financial instruments(b)	Cash collateral	Net amount(c)	Net liability balance	Financial instruments(b)	Cash collateral	Net amount(c)
Securities sold under repurchase agreements with an appropriate legal opinion	$121,157	$(117,825)	$(1,007)	$2,325	$147,810	$(145,732)	$(497)	$1,581
Securities loaned	$22,511	$(22,245)	$—	$266	$25,656	$(25,287)	$—	$369

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

(c)	Net amount represents exposure of counterparties to the Firm.

240	JPMorgan Chase & Co./2015 Annual Report

Effective April 1, 2015, the Firm adopted new accounting guidance, which requires enhanced disclosures with respect to the types of financial assets pledged in secured financing transactions and the remaining contractual maturity of the secured financing transactions; the following tables present this information as of December 31, 2015.

	Gross liability balance
December 31, 2015 (in millions)	Securities sold under repurchase agreements	Securities loaned
Mortgage-backed securities	$12,790	$—
U.S. Treasury and government agencies	154,377	5
Obligations of U.S. states and municipalities	1,316	—
Non-U.S. government debt	80,162	4,426
Corporate debt securities	21,286	78
Asset-backed securities	4,394	—
Equity securities	15,719	18,047
Total	$290,044	$22,556

	Remaining contractual maturity of the agreements
	Overnight and continuous			Greater than 90 days
December 31, 2015 (in millions)		Up to 30 days	30 – 90 days		Total
Total securities sold under repurchase agreements	$114,595	$100,082	$29,955	$45,412	$290,044
Total securities loaned	8,320	708	793	12,735	22,556
Transfers not qualifying for sale accounting
At December 31, 2015 and 2014, the Firm held $7.5 billion and $13.8 billion, respectively, of financial assets for which the rights have been transferred to third parties; however, the transfers did not qualify as a sale in accordance with U.S. GAAP. These transfers have been recognized as collateralized financing transactions. The transferred assets are recorded in trading assets and loans, and the corresponding liabilities are predominantly recorded in other borrowed funds on the Consolidated balance sheets.

JPMorgan Chase & Co./2015 Annual Report	241

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
The following provides a detailed accounting discussion of these loan categories:
Loans held-for-investment (other than PCI loans)
Originated or purchased loans held-for-investment, other than PCI loans, are measured at the principal amount outstanding, net of the following: allowance for loan losses; charge-offs; interest applied to principal (for loans accounted for on the cost recovery method); unamortized discounts and premiums; and net deferred loan fees or costs. Credit card loans also include billed finance charges and fees net of an allowance for uncollectible amounts.
Interest income
Interest income on performing loans held-for-investment, other than PCI loans, is accrued and recognized as interest income at the contractual rate of interest. Purchase price discounts or premiums, as well as net deferred loan fees or costs, are amortized into interest income over the life of the loan to produce a level rate of return.
Nonaccrual loans
Nonaccrual loans are those on which the accrual of interest has been suspended. Loans (other than credit card loans and certain consumer loans insured by U.S. government agencies) are placed on nonaccrual status and considered nonperforming when full payment of principal and interest is in doubt, or when principal and interest has been in default for a period of 90 days or more, unless the loan is both well-secured and in the process of collection. A loan is determined to be past due when the minimum payment is not received from the borrower by the contractually specified due date or for certain loans (e.g., residential real estate loans), when a monthly payment is due and unpaid for 30 days or more. Finally, collateral-dependent loans are typically maintained on nonaccrual status.
On the date a loan is placed on nonaccrual status, all interest accrued but not collected is reversed against interest income. In addition, the amortization of deferred amounts is suspended. Interest income on nonaccrual loans may be recognized as cash interest payments are received (i.e., on a cash basis) if the recorded loan balance is deemed fully collectible; however, if there is doubt regarding the ultimate collectibility of the recorded loan balance, all interest cash receipts are applied to reduce the carrying value of the loan (the cost recovery method). For consumer loans, application of this policy typically results in the Firm recognizing interest income on nonaccrual consumer loans on a cash basis.
A loan may be returned to accrual status when repayment is reasonably assured and there has been demonstrated performance under the terms of the loan or, if applicable, the terms of the restructured loan.
As permitted by regulatory guidance, credit card loans are generally exempt from being placed on nonaccrual status; accordingly, interest and fees related to credit card loans continue to accrue until the loan is charged off or paid in full. However, the Firm separately establishes an allowance for the estimated uncollectible portion of accrued interest and fee income on credit card loans. The allowance is established with a charge to interest income and is reported as an offset to loans.
Allowance for loan losses
The allowance for loan losses represents the estimated probable credit losses inherent in the held-for-investment loan portfolio at the balance sheet date. Changes in the allowance for loan losses are recorded in the provision for credit losses on the Firm’s Consolidated statements of income. See Note 15 for further information on the Firm’s accounting policies for the allowance for loan losses.
Charge-offs
Consumer loans, other than risk-rated business banking, risk-rated auto and PCI loans, are generally charged off or charged down to the net realizable value of the underlying collateral (i.e., fair value less costs to sell), with an offset to the allowance for loan losses, upon reaching specified stages of delinquency in accordance with standards established by the Federal Financial Institutions Examination Council (“FFIEC”). Residential real estate loans, non-modified credit card loans and scored business banking loans are generally charged off at 180 days past due. Auto and student loans are charged off no later than 120 days past due, and modified credit card loans are charged off at 120 days past due.
Certain consumer loans will be charged off earlier than the FFIEC charge-off standards in certain circumstances as follows:

•
A charge-off is recognized when a loan is modified in a troubled debt restructuring (“TDR”) if the loan is determined to be collateral-dependent. A loan is considered to be collateral-dependent when repayment of the loan is expected to be provided solely by the underlying collateral, rather than by cash flows from the borrower’s operations, income or other resources.

•
Loans to borrowers who have experienced an event (e.g., bankruptcy) that suggests a loss is either known or highly certain are subject to accelerated charge-off standards. Residential real estate and auto loans are charged off when the loan becomes 60 days past due, or sooner if the loan is determined to be collateral-

242	JPMorgan Chase & Co./2015 Annual Report

dependent. Credit card and scored business banking loans are charged off within 60 days of receiving notification of the bankruptcy filing or other event. Student loans are generally charged off when the loan becomes 60 days past due after receiving notification of a bankruptcy.

•	Auto loans are written down to net realizable value upon repossession of the automobile and after a redemption period (i.e., the period during which a borrower may cure the loan) has passed.
Other than in certain limited circumstances, the Firm typically does not recognize charge-offs on government-guaranteed loans.
Wholesale loans, risk-rated business banking loans and risk-rated auto loans are charged off when it is highly certain that a loss has been realized, including situations where a loan is determined to be both impaired and collateral-dependent. The determination of whether to recognize a charge-off includes many factors, including the prioritization of the Firm’s claim in bankruptcy, expectations of the workout/restructuring of the loan and valuation of the borrower’s equity or the loan collateral.
When a loan is charged down to the estimated net realizable value, the determination of the fair value of the collateral depends on the type of collateral (e.g., securities, real estate). In cases where the collateral is in the form of liquid securities, the fair value is based on quoted market prices or broker quotes. For illiquid securities or other financial assets, the fair value of the collateral is estimated using a discounted cash flow model.
For residential real estate loans, collateral values are based upon external valuation sources. When it becomes likely that a borrower is either unable or unwilling to pay, the Firm obtains a broker’s price opinion of the home based on an exterior-only valuation (“exterior opinions”), which is then updated at least every six months thereafter. As soon as practicable after the Firm receives the property in satisfaction of a debt (e.g., by taking legal title or physical possession), generally, either through foreclosure or upon the execution of a deed in lieu of foreclosure transaction with the borrower, the Firm obtains an appraisal based on an inspection that includes the interior of the home (“interior appraisals”). Exterior opinions and interior appraisals are discounted based upon the Firm’s experience with actual liquidation values as compared with the estimated values provided by exterior opinions and interior appraisals, considering state- and product-specific factors.
For commercial real estate loans, collateral values are generally based on appraisals from internal and external valuation sources. Collateral values are typically updated every six to twelve months, either by obtaining a new appraisal or by performing an internal analysis, in accordance with the Firm’s policies. The Firm also considers both borrower- and market-specific factors, which may result in obtaining appraisal updates or broker price opinions at more frequent intervals.

Loans held-for-sale
Held-for-sale loans are measured at the lower of cost or fair value, with valuation changes recorded in noninterest revenue. For consumer loans, the valuation is performed on a portfolio basis. For wholesale loans, the valuation is performed on an individual loan basis.
Interest income on loans held-for-sale is accrued and recognized based on the contractual rate of interest.
Loan origination fees or costs and purchase price discounts or premiums are deferred in a contra loan account until the related loan is sold. The deferred fees and discounts or premiums are an adjustment to the basis of the loan and therefore are included in the periodic determination of the lower of cost or fair value adjustments and/or the gain or loss recognized at the time of sale.
Held-for-sale loans are subject to the nonaccrual policies described above.
Because held-for-sale loans are recognized at the lower of cost or fair value, the Firm’s allowance for loan losses and charge-off policies do not apply to these loans.
Loans at fair value
Loans used in a market-making strategy or risk managed on a fair value basis are measured at fair value, with changes in fair value recorded in noninterest revenue.
For these loans, the earned current contractual interest payment is recognized in interest income. Changes in fair value are recognized in noninterest revenue. Loan origination fees are recognized upfront in noninterest revenue. Loan origination costs are recognized in the associated expense category as incurred.
Because these loans are recognized at fair value, the Firm’s allowance for loan losses and charge-off policies do not apply to these loans.
See Note 4 for further information on the Firm’s elections of fair value accounting under the fair value option. See Note 3 and Note 4 for further information on loans carried at fair value and classified as trading assets.
PCI loans
PCI loans held-for-investment are initially measured at fair value. PCI loans have evidence of credit deterioration since the loan’s origination date and therefore it is probable, at acquisition, that all contractually required payments will not be collected. Because PCI loans are initially measured at fair value, which includes an estimate of future credit losses, no allowance for loan losses related to PCI loans is recorded at the acquisition date. See page 255 of this Note for information on accounting for PCI loans subsequent to their acquisition.

JPMorgan Chase & Co./2015 Annual Report	243

Notes to consolidated financial statements

Loan classification changes
Loans in the held-for-investment portfolio that management decides to sell are transferred to the held-for-sale portfolio at the lower of cost or fair value on the date of transfer. Credit-related losses are charged against the allowance for loan losses; non-credit related losses such as those due to changes in interest rates or foreign currency exchange rates are recognized in noninterest revenue.
In the event that management decides to retain a loan in the held-for-sale portfolio, the loan is transferred to the held-for-investment portfolio at the lower of cost or fair value on the date of transfer. These loans are subsequently assessed for impairment based on the Firm’s allowance methodology. For a further discussion of the methodologies used in establishing the Firm’s allowance for loan losses, see Note 15.
Loan modifications
The Firm seeks to modify certain loans in conjunction with its loss-mitigation activities. Through the modification, JPMorgan Chase grants one or more concessions to a borrower who is experiencing financial difficulty in order to minimize the Firm’s economic loss, avoid foreclosure or repossession of the collateral, and to ultimately maximize payments received by the Firm from the borrower. The concessions granted vary by program and by borrower-specific characteristics, and may include interest rate reductions, term extensions, payment deferrals, principal forgiveness, or the acceptance of equity or other assets in lieu of payments.
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

Loans, except for credit card loans, modified in a TDR are generally placed on nonaccrual status, although in many cases such loans were already on nonaccrual status prior to modification. These loans may be returned to performing status (the accrual of interest is resumed) if the following criteria are met: (a) the borrower has performed under the modified terms for a minimum of six months and/or six payments, and (b) the Firm has an expectation that repayment of the modified loan is reasonably assured based on, for example, the borrower’s debt capacity and level of future earnings, collateral values, loan-to-value (“LTV”) ratios, and other current market considerations. In certain limited and well-defined circumstances in which the loan is current at the modification date, such loans are not placed on nonaccrual status at the time of modification.
Because loans modified in TDRs are considered to be impaired, these loans are measured for impairment using the Firm’s established asset-specific allowance methodology, which considers the expected re-default rates for the modified loans. A loan modified in a TDR generally remains subject to the asset-specific allowance methodology throughout its remaining life, regardless of whether the loan is performing and has been returned to accrual status and/or the loan has been removed from the impaired loans disclosures (i.e., loans restructured at market rates). For further discussion of the methodology used to estimate the Firm’s asset-specific allowance, see Note 15.
Foreclosed property
The Firm acquires property from borrowers through loan restructurings, workouts, and foreclosures. Property acquired may include real property (e.g., residential real estate, land, and buildings) and commercial and personal property (e.g., automobiles, aircraft, railcars, and ships).
The Firm recognizes foreclosed property upon receiving assets in satisfaction of a loan (e.g., by taking legal title or physical possession). For loans collateralized by real property, the Firm generally recognizes the asset received at foreclosure sale or upon the execution of a deed in lieu of foreclosure transaction with the borrower. Foreclosed assets are reported in other assets on the Consolidated balance sheets and initially recognized at fair value less costs to sell. Each quarter the fair value of the acquired property is reviewed and adjusted, if necessary, to the lower of cost or fair value. Subsequent adjustments to fair value are charged/credited to noninterest revenue. Operating expense, such as real estate taxes and maintenance, are charged to other expense.

244	JPMorgan Chase & Co./2015 Annual Report

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

(d)	Includes loans to: individuals; SPEs; holding companies; and private education and civic organizations. For more information on exposures to SPEs, see Note 16.
The following tables summarize the Firm’s loan balances by portfolio segment.

December 31, 2015	Consumer, excluding credit card	Credit card(a)	Wholesale	Total
(in millions)
Retained	$344,355	$131,387	$357,050	$832,792	(b)
Held-for-sale	466	76	1,104	1,646
At fair value	—	—	2,861	2,861
Total	$344,821	$131,463	$361,015	$837,299

December 31, 2014	Consumer, excluding credit card	Credit card(a)	Wholesale	Total
(in millions)
Retained	$294,979	$128,027	$324,502	$747,508	(b)
Held-for-sale	395	3,021	3,801	7,217
At fair value	—	—	2,611	2,611
Total	$295,374	$131,048	$330,914	$757,336

(a)	Includes billed finance charges and fees net of an allowance for uncollectible amounts.

(b)
Loans (other than PCI loans and those for which the fair value option has been elected) are presented net of unearned income, unamortized discounts and premiums, and net deferred loan costs. These amounts were not material as of December 31, 2015 and 2014.

JPMorgan Chase & Co./2015 Annual Report	245

Notes to consolidated financial statements

The following tables provide information about the carrying value of retained loans purchased, sold and reclassified to held-for-sale during the periods indicated. These tables exclude loans recorded at fair value. The Firm manages its exposure to credit risk on an ongoing basis. Selling loans is one way that the Firm reduces its credit exposures.

	2015
Year ended December 31, (in millions)	Consumer, excluding credit card		Credit card	Wholesale	Total
Purchases	$5,279	(a)(b)	$—	$2,154	$7,433
Sales	5,099		—	9,188	14,287
Retained loans reclassified to held-for-sale	1,514		79	642	2,235

	2014
Year ended December 31, (in millions)	Consumer, excluding credit card		Credit card		Wholesale	Total
Purchases	$7,434	(a)(b)	$—		$885	$8,319
Sales	6,655		—	(c)	7,381	14,036
Retained loans reclassified to held-for-sale	1,190		3,039		581	4,810

	2013
Year ended December 31, (in millions)	Consumer, excluding credit card		Credit card	Wholesale	Total
Purchases	$7,616	(a)(b)	$328	$697	$8,641
Sales	4,845		—	4,232	9,077
Retained loans reclassified to held-for-sale	1,261		309	5,641	7,211

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

(b)
Excludes purchases of retained loans sourced through the correspondent origination channel and underwritten in accordance with the Firm’s standards. Such purchases were $50.3 billion, $15.1 billion and $5.7 billion for the years ended December 31, 2015, 2014 and 2013, respectively.

(c)	Prior period amounts have been revised to conform with current period presentation.

The following table provides information about gains and losses, including lower of cost or fair value adjustments, on loan sales by portfolio segment.

Year ended December 31, (in millions)	2015	2014	2013
Net gains/(losses) on sales of loans (including lower of cost or fair value adjustments)(a)
Consumer, excluding credit card	$305	$341	$313
Credit card	1	(241)	3
Wholesale	34	101	(76)
Total net gains on sales of loans (including lower of cost or fair value adjustments)	$340	$201	$240

(a)	Excludes sales related to loans accounted for at fair value.

246	JPMorgan Chase & Co./2015 Annual Report

Consumer, excluding credit card, loan portfolio
Consumer loans, excluding credit card loans, consist primarily of residential mortgages, home equity loans and lines of credit, auto loans, business banking loans, and student and other loans, with a focus on serving the prime consumer credit market. The portfolio also includes home equity loans secured by junior liens, prime mortgage loans with an interest-only payment period, and certain payment-option loans originated by Washington Mutual that may result in negative amortization.
The table below provides information about retained consumer loans, excluding credit card, by class.

December 31, (in millions)	2015	2014
Residential real estate – excluding PCI
Home equity:
Senior lien	$14,848	$16,367
Junior lien	30,711	36,375
Mortgages:
Prime, including option ARMs	162,549	104,921
Subprime	3,690	5,056
Other consumer loans
Auto	60,255	54,536
Business banking	21,208	20,058
Student and other	10,096	10,970
Residential real estate – PCI
Home equity	14,989	17,095
Prime mortgage	8,893	10,220
Subprime mortgage	3,263	3,673
Option ARMs	13,853	15,708
Total retained loans	$344,355	$294,979
Delinquency rates are a primary credit quality indicator for consumer loans. Loans that are more than 30 days past due provide an early warning of borrowers who may be experiencing financial difficulties and/or who may be unable or unwilling to repay the loan. As the loan continues to age, it becomes more clear that the borrower is likely either unable or unwilling to pay. In the case of residential real estate loans, late-stage delinquencies (greater than 150 days past due) are a strong indicator of loans that will ultimately result in a foreclosure or similar liquidation transaction. In addition to delinquency rates, other credit quality indicators for consumer loans vary based on the class of loan, as follows:

•
For residential real estate loans, including both non-PCI and PCI portfolios, the current estimated LTV ratio, or the combined LTV ratio in the case of junior lien loans, is an indicator of the potential loss severity in the event of default. Additionally, LTV or combined LTV can provide insight into a borrower’s continued willingness to pay, as the delinquency rate of high-LTV loans tends to be greater than that for loans where the borrower has equity in the collateral. The geographic distribution of the loan collateral also provides insight as to the credit quality of the portfolio, as factors such as the regional economy, home price changes and specific events such as natural disasters, will affect credit quality. The borrower’s current or “refreshed” FICO score is a secondary credit-quality indicator for certain loans, as FICO scores are an indication of the borrower’s credit payment history. Thus, a loan to a borrower with a low FICO score (660 or below) is considered to be of higher risk than a loan to a borrower with a high FICO score. Further, a loan to a borrower with a high LTV ratio and a low FICO score is at greater risk of default than a loan to a borrower that has both a high LTV ratio and a high FICO score.

•
For scored auto, scored business banking and student loans, geographic distribution is an indicator of the credit performance of the portfolio. Similar to residential real estate loans, geographic distribution provides insights into the portfolio performance based on regional economic activity and events.

•
Risk-rated business banking and auto loans are similar to wholesale loans in that the primary credit quality indicators are the risk rating that is assigned to the loan and whether the loans are considered to be criticized and/or nonaccrual. Risk ratings are reviewed on a regular and ongoing basis by Credit Risk Management and are adjusted as necessary for updated information about borrowers’ ability to fulfill their obligations. For further information about risk-rated wholesale loan credit quality indicators, see pages 259–260 of this Note.

Residential real estate — excluding PCI loans
The following table provides information by class for residential real estate — excluding retained PCI loans in the consumer, excluding credit card, portfolio segment.
The following factors should be considered in analyzing certain credit statistics applicable to the Firm’s residential real estate — excluding PCI loans portfolio: (i) junior lien home equity loans may be fully charged off when the loan becomes 180 days past due, and the value of the collateral does not support the repayment of the loan, resulting in relatively high charge-off rates for this product class; and (ii) the lengthening of loss-mitigation timelines may result in higher delinquency rates for loans carried at the net realizable value of the collateral that remain on the Firm’s Consolidated balance sheets.

JPMorgan Chase & Co./2015 Annual Report	247

Notes to consolidated financial statements

Residential real estate – excluding PCI loans
	Home equity(i)				Mortgages
December 31, (in millions, except ratios)	Senior lien		Junior lien		Prime, including option ARMs(i)		Subprime		Total residential real estate – excluding PCI
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Loan delinquency(a)
Current	$14,278	$15,730	$30,021	$35,575	$153,323	$93,951	$3,140	$4,296	$200,762	$149,552
30–149 days past due	238	275	470	533	3,666	4,091	376	489	4,750	5,388
150 or more days past due	332	362	220	267	5,560	6,879	174	271	6,286	7,779
Total retained loans	$14,848	$16,367	$30,711	$36,375	$162,549	$104,921	$3,690	$5,056	$211,798	$162,719
% of 30+ days past due to total retained loans(b)	3.84%	3.89%	2.25%	2.20%	0.71%	1.42%	14.91%	15.03%	1.40%	2.27%
90 or more days past due and government guaranteed(c)	—	—	—	—	6,056	7,544	—	—	6,056	7,544
Nonaccrual loans	867	938	1,324	1,590	1,752	2,190	751	1,036	4,694	5,754
Current estimated LTV ratios(d)(e)(f)(g)
Greater than 125% and refreshed FICO scores:
Equal to or greater than 660	$42	$37	$123	$252	$56	$97	$2	$4	$223	$390
Less than 660	3	6	29	65	65	72	12	28	109	171
101% to 125% and refreshed FICO scores:
Equal to or greater than 660	50	83	1,294	2,105	249	478	25	76	1,618	2,742
Less than 660	23	40	411	651	190	282	101	207	725	1,180
80% to 100% and refreshed FICO scores:
Equal to or greater than 660	311	466	4,226	5,849	3,013	2,686	146	382	7,696	9,383
Less than 660	142	206	1,267	1,647	597	838	399	703	2,405	3,394
Less than 80% and refreshed FICO scores:
Equal to or greater than 660	11,721	12,588	17,927	19,435	140,942	82,350	1,299	1,624	171,889	115,997
Less than 660	1,942	2,184	2,992	3,326	5,280	4,872	1,517	1,795	11,731	12,177
No FICO/LTV available	614	757	2,442	3,045	1,469	1,136	189	237	4,714	5,175
U.S. government-guaranteed	—	—	—	—	10,688	12,110	—	—	10,688	12,110
Total retained loans	$14,848	$16,367	$30,711	$36,375	$162,549	$104,921	$3,690	$5,056	$211,798	$162,719
Geographic region
California	$2,072	$2,232	$6,873	$8,144	$46,745	$28,133	$518	$718	$56,208	$39,227
New York	2,583	2,805	6,564	7,685	20,941	16,550	521	677	30,609	27,717
Illinois	1,189	1,306	2,231	2,605	11,379	6,654	145	207	14,944	10,772
Texas	1,581	1,845	951	1,087	8,986	4,935	142	177	11,660	8,044
Florida	797	861	1,612	1,923	6,763	5,106	414	632	9,586	8,522
New Jersey	647	654	1,943	2,233	5,395	3,361	172	227	8,157	6,475
Washington	442	506	1,009	1,216	4,097	2,410	79	109	5,627	4,241
Arizona	815	927	1,328	1,595	3,081	1,805	74	112	5,298	4,439
Michigan	650	736	700	848	1,866	1,203	79	121	3,295	2,908
Ohio	1,014	1,150	638	778	1,166	615	81	112	2,899	2,655
All other(h)	3,058	3,345	6,862	8,261	52,130	34,149	1,465	1,964	63,515	47,719
Total retained loans	$14,848	$16,367	$30,711	$36,375	$162,549	$104,921	$3,690	$5,056	$211,798	$162,719

(a)
Individual delinquency classifications include mortgage loans insured by U.S. government agencies as follows: current included $2.6 billion and $2.6 billion; 30–149 days past due included $3.2 billion and $3.5 billion; and 150 or more days past due included $4.9 billion and $6.0 billion at December 31, 2015 and 2014, respectively.

(b)
At December 31, 2015 and 2014, Prime, including option ARMs loans excluded mortgage loans insured by U.S. government agencies of $8.1 billion and $9.5 billion, respectively. These amounts have been excluded from nonaccrual loans based upon the government guarantee.

(c)
These balances, which are 90 days or more past due, were excluded from nonaccrual loans as the loans are guaranteed by U.S government agencies. Typically the principal balance of the loans is insured and interest is guaranteed at a specified reimbursement rate subject to meeting agreed-upon servicing guidelines. At December 31, 2015 and 2014, these balances included $3.4 billion and $4.2 billion, respectively, of loans that are no longer accruing interest based on the agreed-upon servicing guidelines. For the remaining balance, interest is being accrued at the guaranteed reimbursement rate. There were no loans not guaranteed by U.S. government agencies that are 90 or more days past due and still accruing at December 31, 2015 and 2014.

(d)
Represents the aggregate unpaid principal balance of loans divided by the estimated current property value. Current property values are estimated, at a minimum, quarterly, based on home valuation models using nationally recognized home price index valuation estimates incorporating actual data to the extent available and forecasted data where actual data is not available. These property values do not represent actual appraised loan level collateral values; as such, the resulting ratios are necessarily imprecise and should be viewed as estimates. Effective December 31, 2015, the current estimated LTV ratios reflect updates to the nationally recognized home price index valuation estimates incorporated into the Firm’s home valuation models. The prior period ratios have been revised to conform with these updates in the home price index.

(e)
Junior lien represents combined LTV, which considers all available lien positions, as well as unused lines, related to the property. All other products are presented without consideration of subordinate liens on the property.

(f)	Refreshed FICO scores represent each borrower’s most recent credit score, which is obtained by the Firm on at least a quarterly basis.

(g)
The current period current estimated LTV ratios disclosures have been updated to reflect where either the FICO score or estimated property value is unavailable. The prior period amounts have been revised to conform with the current presentation.

(h)	At December 31, 2015 and 2014, included mortgage loans insured by U.S. government agencies of $10.7 billion and $12.1 billion, respectively.

(i)	Includes residential real estate loans to private banking clients in AM, for which the primary credit quality indicators are the borrower’s financial position and LTV.

248	JPMorgan Chase & Co./2015 Annual Report

The following table represent the Firm’s delinquency statistics for junior lien home equity loans and lines as of December 31, 2015 and 2014.

	Total loans		Total 30+ day delinquency rate
December 31,	2015	2014	2015	2014
(in millions, except ratios)
HELOCs:(a)
Within the revolving period(b)	$17,050	25,252	1.57%	1.75%
Beyond the revolving period	11,252	7,979	3.10	3.16
HELOANs	2,409	3,144	3.03	3.34
Total	$30,711	36,375	2.25%	2.20%
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

Impaired loans
The table below sets forth information about the Firm’s residential real estate impaired loans, excluding PCI loans. These loans are considered to be impaired as they have been modified in a TDR. All impaired loans are evaluated for an asset-specific allowance as described in Note 15.

	Home equity				Mortgages				Total residential real estate – excluding PCI
December 31, (in millions)	Senior lien		Junior lien		Prime, including option ARMs		Subprime
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Impaired loans
With an allowance	$557	$552	$736	$722	$3,850	$4,949	$1,393	$2,239	$6,536	$8,462
Without an allowance(a)	491	549	574	582	976	1,196	471	639	2,512	2,966
Total impaired loans(b)(c)	$1,048	$1,101	$1,310	$1,304	$4,826	$6,145	$1,864	$2,878	$9,048	$11,428
Allowance for loan losses related to impaired loans	$53	$84	$85	$147	$93	$127	$15	$64	$246	$422
Unpaid principal balance of impaired loans(d)	1,370	1,451	2,590	2,603	6,225	7,813	2,857	4,200	13,042	16,067
Impaired loans on nonaccrual status(e)	581	628	639	632	1,287	1,559	670	931	3,177	3,750

(a)
Represents collateral-dependent residential mortgage loans that are charged off to the fair value of the underlying collateral less cost to sell. The Firm reports, in accordance with regulatory guidance, residential real estate loans that have been discharged under Chapter 7 bankruptcy and not reaffirmed by the borrower (“Chapter 7 loans”) as collateral-dependent nonaccrual TDRs, regardless of their delinquency status. At December 31, 2015, Chapter 7 residential real estate loans included approximately 17% of senior lien home equity, 9% of junior lien home equity, 18% of prime mortgages, including option ARMs, and 15% of subprime mortgages that were 30 days or more past due.

(b)
At December 31, 2015 and 2014, $3.8 billion and $4.9 billion, respectively, of loans modified subsequent to repurchase from Government National Mortgage Association (“Ginnie Mae”) in accordance with the standards of the appropriate government agency (i.e., FHA, VA, RHS) are not included in the table above. When such loans perform subsequent to modification in accordance with Ginnie Mae guidelines, they are generally sold back into Ginnie Mae loan pools. Modified loans that do not re-perform become subject to foreclosure.

(c)	Predominantly all residential real estate impaired loans, excluding PCI loans, are in the U.S.

(d)
Represents the contractual amount of principal owed at December 31, 2015 and 2014. The unpaid principal balance differs from the impaired loan balances due to various factors, including charge-offs, net deferred loan fees or costs; and unamortized discounts or premiums on purchased loans.

(e)
As of December 31, 2015 and 2014, nonaccrual loans included $2.5 billion and $2.9 billion, respectively, of TDRs for which the borrowers were less than 90 days past due. For additional information about loans modified in a TDR that are on nonaccrual status refer to the Loan accounting framework on pages 242–244 of this Note.

JPMorgan Chase & Co./2015 Annual Report	249

Notes to consolidated financial statements

The following table presents average impaired loans and the related interest income reported by the Firm.

Year ended December 31,	Average impaired loans			Interest income on impaired loans(a)			Interest income on impaired loans on a cash basis(a)
(in millions)	2015	2014	2013	2015	2014	2013	2015	2014	2013
Home equity
Senior lien	$1,077	$1,122	$1,151	$51	$55	$59	$35	$37	$40
Junior lien	1,292	1,313	1,297	77	82	82	50	53	55
Mortgages
Prime, including option ARMs	5,397	6,730	7,214	217	262	280	46	54	59
Subprime	2,300	3,444	3,798	131	182	200	41	51	55
Total residential real estate – excluding PCI	$10,066	$12,609	$13,460	$476	$581	$621	$172	$195	$209

(a)	Generally, interest income on loans modified in TDRs is recognized on a cash basis until such time as the borrower has made a minimum of six payments under the new terms.
Loan modifications
Modifications of residential real estate loans, excluding PCI loans, are generally accounted for and reported as TDRs. There were no additional commitments to lend to borrowers whose residential real estate loans, excluding PCI loans, have been modified in TDRs.

The following table presents new TDRs reported by the Firm.

Year ended December 31, (in millions)	2015	2014	2013
Home equity:
Senior lien	$108	$110	$210
Junior lien	293	211	388
Mortgages:
Prime, including option ARMs	209	287	770
Subprime	58	124	319
Total residential real estate – excluding PCI	$668	$732	$1,687

250	JPMorgan Chase & Co./2015 Annual Report

Nature and extent of modifications
The U.S. Treasury’s Making Home Affordable (“MHA”) programs, as well as the Firm’s proprietary modification programs, generally provide various concessions to financially troubled borrowers including, but not limited to, interest rate reductions, term or payment extensions and deferral of principal and/or interest payments that would otherwise have been required under the terms of the original agreement.
The following table provides information about how residential real estate loans, excluding PCI loans, were modified under the Firm’s loss mitigation programs during the periods presented. This table excludes Chapter 7 loans where the sole concession granted is the discharge of debt.

Year ended Dec. 31,	Home equity						Mortgages						Total residential real estate – excluding PCI
	Senior lien			Junior lien			Prime, including option ARMs			Subprime
	2015	2014	2013	2015	2014	2013	2015	2014	2013	2015	2014	2013	2015	2014	2013
Number of loans approved for a trial modification	1,345	939	1,719	2,588	626	884	1,103	1,052	2,846	1,608	2,056	4,233	6,644	4,673	9,682
Number of loans permanently modified	1,096	1,171	1,765	3,200	2,813	5,040	1,495	2,507	4,356	1,650	3,141	5,364	7,441	9,632	16,525
Concession granted:(a)
Interest rate reduction	75%	53%	70%	63%	84%	88%	72%	43%	73%	71%	47%	72%	68%	58%	77%
Term or payment extension	86	67	76	90	83	80	80	51	73	82	53	56	86	63	70
Principal and/or interest deferred	32	16	12	19	23	24	34	19	30	21	12	13	24	18	21
Principal forgiveness	4	36	38	8	22	32	24	51	38	31	53	48	16	41	39
Other(b)	—	—	—	—	—	—	9	10	23	13	10	14	5	6	11

(a)
Represents concessions granted in permanent modifications as a percentage of the number of loans permanently modified. The sum of the percentages exceeds 100% because predominantly all of the modifications include more than one type of concession. A significant portion of trial modifications include interest rate reductions and/or term or payment extensions.

(b)	Represents variable interest rate to fixed interest rate modifications.

JPMorgan Chase & Co./2015 Annual Report	251

Notes to consolidated financial statements

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

Year ended December 31, (in millions, except weighted-average data and number of loans)	Home equity						Mortgages						Total residential real estate – excluding PCI
	Senior lien			Junior lien			Prime, including option ARMs			Subprime
	2015	2014	2013	2015	2014	2013	2015	2014	2013	2015	2014	2013	2015	2014	2013
Weighted-average interest rate of loans with interest rate reductions – before TDR	5.69%	6.38%	6.35%	4.93%	4.81%	5.05%	5.03%	4.82%	5.28%	6.67%	7.16%	7.33%	5.51%	5.61%	5.88%
Weighted-average interest rate of loans with interest rate reductions – after TDR	2.70	3.03	3.23	2.17	2.00	2.14	2.55	2.69	2.77	3.15	3.37	3.52	2.64	2.78	2.92
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – before TDR	17	17	19	18	19	20	25	25	25	24	24	24	22	23	23
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – after TDR	32	30	31	36	35	34	37	37	37	36	36	35	36	36	36
Charge-offs recognized upon permanent modification	$1	$2	$7	$3	$25	$70	$9	$9	$16	$2	$3	$5	$15	$39	$98
Principal deferred	13	5	7	14	11	24	41	39	129	17	19	43	85	74	203
Principal forgiven	2	14	30	4	21	51	34	83	206	32	89	218	72	207	505
Balance of loans that redefaulted within one year of permanent modification(a)	$14	$19	$26	$7	$10	$20	$75	$121	$164	$58	$93	$106	$154	$243	$316

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

At December 31, 2015, the weighted-average estimated remaining lives of residential real estate loans, excluding PCI loans, permanently modified in TDRs were 10 years for senior lien home equity, 9 years for junior lien home equity, 10 years for prime mortgages, including option ARMs, and 8 years for subprime mortgage. The estimated remaining lives of these loans reflect estimated prepayments, both voluntary and involuntary (i.e., foreclosures and other forced liquidations).

Active and suspended foreclosure
At December 31, 2015 and 2014, the Firm had non-PCI residential real estate loans, excluding those insured by U.S. government agencies, with a carrying value of $1.2 billion and $1.5 billion, respectively, that were not included in REO, but were in the process of active or suspended foreclosure.

252	JPMorgan Chase & Co./2015 Annual Report

Other consumer loans
The table below provides information for other consumer retained loan classes, including auto, business banking and student loans.

December 31, (in millions, except ratios)	Auto		Business banking		Student and other				Total other consumer
	2015	2014	2015	2014	2015		2014		2015		2014
Loan delinquency(a)
Current	$59,442	$53,866	$20,887	$19,710	$9,405		$10,080		$89,734		$83,656
30–119 days past due	804	663	215	208	445		576		1,464		1,447
120 or more days past due	9	7	106	140	246		314		361		461
Total retained loans	$60,255	$54,536	$21,208	$20,058	$10,096		$10,970		$91,559		$85,564
% of 30+ days past due to total retained loans	1.35%	1.23%	1.51%	1.73%	1.63%	(d)	2.15%	(d)	1.42%	(d)	1.47%	(d)
90 or more days past due and still accruing (b)	$—	$—	$—	$—	$290		$367		$290		$367
Nonaccrual loans	116	115	263	279	242		270		621		664
Geographic region
California	$7,186	$6,294	$3,530	$3,008	$1,051		$1,143		$11,767		$10,445
New York	3,874	3,662	3,359	3,187	1,224		1,259		8,457		8,108
Illinois	3,678	3,175	1,459	1,373	679		729		5,816		5,277
Texas	6,457	5,608	2,622	2,626	839		868		9,918		9,102
Florida	2,843	2,301	941	827	516		521		4,300		3,649
New Jersey	1,998	1,945	500	451	366		378		2,864		2,774
Washington	1,135	1,019	264	258	212		235		1,611		1,512
Arizona	2,033	2,003	1,205	1,083	236		239		3,474		3,325
Michigan	1,550	1,633	1,361	1,375	415		466		3,326		3,474
Ohio	2,340	2,157	1,363	1,354	559		629		4,262		4,140
All other	27,161	24,739	4,604	4,516	3,999		4,503		35,764		33,758
Total retained loans	$60,255	$54,536	$21,208	$20,058	$10,096		$10,970		$91,559		$85,564
Loans by risk ratings(c)
Noncriticized	$11,277	$9,822	$15,505	$14,619	NA		NA		$26,782		$24,441
Criticized performing	76	35	815	708	NA		NA		891		743
Criticized nonaccrual	—	—	210	213	NA		NA		210		213

(a)
Student loan delinquency classifications included loans insured by U.S. government agencies under the Federal Family Education Loan Program (“FFELP”) as follows: current included $3.8 billion and $4.3 billion; 30-119 days past due included $299 million and $364 million; and 120 or more days past due included $227 million and $290 million at December 31, 2015 and 2014, respectively.

(b)	These amounts represent student loans, which are insured by U.S. government agencies under the FFELP. These amounts were accruing as reimbursement of insured amounts is proceeding normally.

(c)	For risk-rated business banking and auto loans, the primary credit quality indicator is the risk rating of the loan, including whether the loans are considered to be criticized and/or nonaccrual.

(d)
December 31, 2015 and 2014, excluded loans 30 days or more past due and still accruing, which are insured by U.S. government agencies under the FFELP, of $526 million and $654 million, respectively. These amounts were excluded as reimbursement of insured amounts is proceeding normally.

JPMorgan Chase & Co./2015 Annual Report	253

Notes to consolidated financial statements

Other consumer impaired loans and loan modifications
The table below sets forth information about the Firm’s other consumer impaired loans, including risk-rated business banking and auto loans that have been placed on nonaccrual status, and loans that have been modified in TDRs.

December 31, (in millions)	2015	2014
Impaired loans
With an allowance	$527	$557
Without an allowance(a)	31	35
Total impaired loans(b)(c)	$558	$592
Allowance for loan losses related to impaired loans	$118	$117
Unpaid principal balance of impaired loans(d)	668	719
Impaired loans on nonaccrual status	449	456

(a)
When discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, the loan does not require an allowance. This typically occurs when the impaired loans have been partially charged off and/or there have been interest payments received and applied to the loan balance.

(b)	Predominantly all other consumer impaired loans are in the U.S.

(c)
Other consumer average impaired loans were $566 million, $599 million and $648 million for the years ended December 31, 2015, 2014 and 2013, respectively. The related interest income on impaired loans, including those on a cash basis, was not material for the years ended December 31, 2015, 2014 and 2013.

(d)
Represents the contractual amount of principal owed at December 31, 2015 and 2014. The unpaid principal balance differs from the impaired loan balances due to various factors, including charge-offs; interest payments received and applied to the principal balance; net deferred loan fees or costs; and unamortized discounts or premiums on purchased loans.

Loan modifications
Certain other consumer loan modifications are considered to be TDRs as they provide various concessions to borrowers who are experiencing financial difficulty. All of these TDRs are reported as impaired loans in the table above.

The following table provides information about the Firm’s other consumer loans modified in TDRs. New TDRs were not material for the years ended December 31, 2015 and 2014.

December 31, (in millions)	2015	2014
Loans modified in TDRs(a)(b)	$384	$442
TDRs on nonaccrual status	275	306

(a)	The impact of these modifications was not material to the Firm for the years ended December 31, 2015 and 2014.

(b)	Additional commitments to lend to borrowers whose loans have been modified in TDRs as of December 31, 2015 and 2014 were immaterial.

254	JPMorgan Chase & Co./2015 Annual Report

Purchased credit-impaired loans
PCI loans are initially recorded at fair value at acquisition. PCI loans acquired in the same fiscal quarter may be aggregated into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. With respect to the Washington Mutual transaction, all of the consumer PCI loans were aggregated into pools of loans with common risk characteristics.
On a quarterly basis, the Firm estimates the total cash flows (both principal and interest) expected to be collected over the remaining life of each pool. These estimates incorporate assumptions regarding default rates, loss severities, the amounts and timing of prepayments and other factors that reflect then-current market conditions. Probable decreases in expected cash flows (i.e., increased credit losses) trigger the recognition of impairment, which is then measured as the present value of the expected principal loss plus any related foregone interest cash flows, discounted at the pool’s effective interest rate. Impairments are recognized through the provision for credit losses and an increase in the allowance for loan losses. Probable and significant increases in expected cash flows (e.g., decreased credit losses, the net benefit of modifications) would first reverse any previously recorded allowance for loan losses with any remaining increases recognized prospectively as a yield adjustment over the remaining estimated lives of the underlying loans. The impacts of (i) prepayments, (ii) changes in variable interest rates, and (iii) any other changes in the timing of expected cash flows are recognized prospectively as adjustments to interest income.
The Firm continues to modify certain PCI loans. The impact of these modifications is incorporated into the Firm’s quarterly assessment of whether a probable and significant change in expected cash flows has occurred, and the loans continue to be accounted for and reported as PCI loans. In evaluating the effect of modifications on expected cash flows, the Firm incorporates the effect of any foregone interest and also considers the potential for redefault. The Firm develops product-specific probability of default estimates, which are used to compute expected credit losses. In developing these probabilities of default, the Firm considers the relationship between the credit quality characteristics of the underlying loans and certain assumptions about home prices and unemployment based upon industry-wide data. The Firm also considers its own historical loss experience to-date based on actual redefaulted modified PCI loans.
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
The liquidation of PCI loans, which may include sales of loans, receipt of payment in full from the borrower, or foreclosure, results in removal of the loans from the underlying PCI pool. When the amount of the liquidation proceeds (e.g., cash, real estate), if any, is less than the unpaid principal balance of the loan, the difference is first applied against the PCI pool’s nonaccretable difference for principal losses (i.e., the lifetime credit loss estimate established as a purchase accounting adjustment at the acquisition date). When the nonaccretable difference for a particular loan pool has been fully depleted, any excess of the unpaid principal balance of the loan over the liquidation proceeds is written off against the PCI pool’s allowance for loan losses. Beginning in 2014, write-offs of PCI loans also include other adjustments, primarily related to interest forgiveness modifications. Because the Firm’s PCI loans are accounted for at a pool level, the Firm does not recognize charge-offs of PCI loans when they reach specified stages of delinquency (i.e., unlike non-PCI consumer loans, these loans are not charged off based on FFIEC standards).
The PCI portfolio affects the Firm’s results of operations primarily through: (i) contribution to net interest margin; (ii) expense related to defaults and servicing resulting from the liquidation of the loans; and (iii) any provision for loan losses. The PCI loans acquired in the Washington Mutual transaction were funded based on the interest rate characteristics of the loans. For example, variable-rate loans were funded with variable-rate liabilities and fixed-rate loans were funded with fixed-rate liabilities with a similar maturity profile. A net spread will be earned on the declining balance of the portfolio, which is estimated as of December 31, 2015, to have a remaining weighted-average life of 9 years.

JPMorgan Chase & Co./2015 Annual Report	255

Notes to consolidated financial statements

Residential real estate – PCI loans
The table below sets forth information about the Firm’s consumer, excluding credit card, PCI loans.

December 31, (in millions, except ratios)	Home equity		Prime mortgage		Subprime mortgage		Option ARMs		Total PCI
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Carrying value(a)	$14,989	$17,095	$8,893	$10,220	$3,263	$3,673	$13,853	$15,708	$40,998	$46,696
Related allowance for loan losses(b)	1,708	1,758	985	1,193	—	180	49	194	2,742	3,325
Loan delinquency (based on unpaid principal balance)
Current	$14,387	$16,295	$7,894	$8,912	$3,232	$3,565	$12,370	$13,814	$37,883	$42,586
30–149 days past due	322	445	424	500	439	536	711	858	1,896	2,339
150 or more days past due	633	1,000	601	837	380	551	1,272	1,824	2,886	4,212
Total loans	$15,342	$17,740	$8,919	$10,249	$4,051	$4,652	$14,353	$16,496	$42,665	$49,137
% of 30+ days past due to total loans	6.22%	8.15%	11.49%	13.05%	20.22%	23.37%	13.82%	16.26%	11.21%	13.33%
Current estimated LTV ratios (based on unpaid principal balance)(c)(d)(e)
Greater than 125% and refreshed FICO scores:
Equal to or greater than 660	$153	$301	$10	$22	$10	$22	$19	$50	$192	$395
Less than 660	80	159	28	52	55	106	36	84	199	401
101% to 125% and refreshed FICO scores:
Equal to or greater than 660	942	1,448	120	268	77	144	166	330	1,305	2,190
Less than 660	444	728	152	284	220	390	239	448	1,055	1,850
80% to 100% and refreshed FICO scores:
Equal to or greater than 660	2,709	3,591	816	1,405	331	451	977	1,695	4,833	7,142
Less than 660	1,136	1,485	614	969	643	911	1,050	1,610	3,443	4,975
Lower than 80% and refreshed FICO scores:
Equal to or greater than 660	6,724	6,626	4,243	4,211	863	787	7,073	7,053	18,903	18,677
Less than 660	2,265	2,308	2,438	2,427	1,642	1,585	4,065	4,291	10,410	10,611
No FICO/LTV available	889	1,094	498	611	210	256	728	935	2,325	2,896
Total unpaid principal balance	$15,342	$17,740	$8,919	$10,249	$4,051	$4,652	$14,353	$16,496	$42,665	$49,137
Geographic region (based on unpaid principal balance)
California	$9,205	$10,671	$5,172	$5,965	$1,005	$1,138	$8,108	$9,190	$23,490	$26,964
New York	788	876	580	672	400	463	813	933	2,581	2,944
Illinois	358	405	263	301	196	229	333	397	1,150	1,332
Texas	224	273	94	92	243	281	75	85	636	731
Florida	1,479	1,696	586	689	373	432	1,183	1,440	3,621	4,257
New Jersey	310	348	238	279	139	165	470	553	1,157	1,345
Washington	819	959	194	225	81	95	339	395	1,433	1,674
Arizona	281	323	143	167	76	85	203	227	703	802
Michigan	44	53	141	166	113	130	150	182	448	531
Ohio	17	20	45	48	62	72	61	69	185	209
All other	1,817	2,116	1,463	1,645	1,363	1,562	2,618	3,025	7,261	8,348
Total unpaid principal balance	$15,342	$17,740	$8,919	$10,249	$4,051	$4,652	$14,353	$16,496	$42,665	$49,137

(a)	Carrying value includes the effect of fair value adjustments that were applied to the consumer PCI portfolio at the date of acquisition.

(b)
Management concluded as part of the Firm’s regular assessment of the PCI loan pools that it was probable that higher expected credit losses would result in a decrease in expected cash flows. As a result, an allowance for loan losses for impairment of these pools has been recognized.

(c)
Represents the aggregate unpaid principal balance of loans divided by the estimated current property value. Current property values are estimated, at a minimum, quarterly, based on home valuation models using nationally recognized home price index valuation estimates incorporating actual data to the extent available and forecasted data where actual data is not available. These property values do not represent actual appraised loan level collateral values; as such, the resulting ratios are necessarily imprecise and should be viewed as estimates. Current estimated combined LTV for junior lien home equity loans considers all available lien positions, as well as unused lines, related to the property. Effective December 31, 2015, the current estimated LTV ratios reflect updates to the nationally recognized home price index valuation estimates incorporated into the Firm’s home valuation models. The prior period ratios have been revised to conform with these updates in the home price index.

(d)	Refreshed FICO scores represent each borrower’s most recent credit score, which is obtained by the Firm on at least a quarterly basis.

(e)
The current period current estimated LTV ratios disclosures have been updated to reflect where either the FICO score or estimated property value is unavailable. The prior period amounts have been revised to conform with the current presentation.

256	JPMorgan Chase & Co./2015 Annual Report

Approximately 23% of the PCI home equity portfolio are senior lien loans; the remaining balance are junior lien HELOANs or HELOCs. The following table sets forth delinquency statistics for PCI junior lien home equity loans and lines of credit based on the unpaid principal balance as of December 31, 2015 and 2014.

	Total loans		Total 30+ day delinquency rate
December 31,	2015	2014	2015	2014
(in millions, except ratios)
HELOCs:(a)
Within the revolving period(b)	$5,000	$8,972	4.10%	6.42%
Beyond the revolving period(c)	6,252	4,143	4.46	6.42
HELOANs	582	736	5.33	8.83
Total	$11,834	$13,851	4.35%	6.55%

(a)	In general, these HELOCs are revolving loans for a 10-year period, after which time the HELOC converts to an interest-only loan with a balloon payment at the end of the loan’s term.

(b)	Substantially all undrawn HELOCs within the revolving period have been closed.

(c)	Includes loans modified into fixed-rate amortizing loans.
The table below sets forth the accretable yield activity for the Firm’s PCI consumer loans for the years ended December 31, 2015, 2014 and 2013, and represents the Firm’s estimate of gross interest income expected to be earned over the remaining life of the PCI loan portfolios. The table excludes the cost to fund the PCI portfolios, and therefore the accretable yield does not represent net interest income expected to be earned on these portfolios.

Year ended December 31, (in millions, except ratios)	Total PCI
	2015	2014	2013
Beginning balance	$14,592	$16,167	$18,457
Accretion into interest income	(1,700)	(1,934)	(2,201)
Changes in interest rates on variable-rate loans	279	(174)	(287)
Other changes in expected cash flows(a)	230	533	198
Reclassification from nonaccretable difference(b)	90	—	—
Balance at December 31	$13,491	$14,592	$16,167
Accretable yield percentage	4.20%	4.19%	4.31%

(a)
Other changes in expected cash flows may vary from period to period as the Firm continues to refine its cash flow model and periodically updates model assumptions. For the years ended December 31, 2015 and December 31, 2014, other changes in expected cash flows were driven by changes in prepayment assumptions. For the year ended December 31, 2013, other changes in expected cash flows were due to refining the expected interest cash flows on HELOCs with balloon payments, partially offset by changes in prepayment assumptions.

(b)
Reclassifications from the nonaccretable difference in the year ended December 31, 2015 were driven by continued improvement in home prices and delinquencies, as well as increased granularity in the impairment estimates.

The factors that most significantly affect estimates of gross cash flows expected to be collected, and accordingly the accretable yield balance, include: (i) changes in the benchmark interest rate indices for variable-rate products such as option ARM and home equity loans; and (ii) changes in prepayment assumptions.

Active and suspended foreclosure
At December 31, 2015 and 2014, the Firm had PCI residential real estate loans with an unpaid principal balance of $2.3 billion and $3.2 billion, respectively, that were not included in REO, but were in the process of active or suspended foreclosure.

JPMorgan Chase & Co./2015 Annual Report	257

Notes to consolidated financial statements

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
While the borrower’s credit score is another general indicator of credit quality, the Firm does not view credit scores as a primary indicator of credit quality because the borrower’s credit score tends to be a lagging indicator. However, the distribution of such scores provides a general indicator of credit quality trends within the portfolio. Refreshed FICO score information, which is obtained at least quarterly, for a statistically significant random sample of the credit card portfolio is indicated in the table below; FICO is considered to be the industry benchmark for credit scores.
The Firm generally originates new card accounts to prime consumer borrowers. However, certain cardholders’ FICO scores may decrease over time, depending on the performance of the cardholder and changes in credit score technology.

The table below sets forth information about the Firm’s credit card loans.

As of or for the year ended December 31, (in millions, except ratios)	2015	2014
Net charge-offs	$3,122	$3,429
% of net charge-offs to retained loans	2.51%	2.75%
Loan delinquency
Current and less than 30 days past due and still accruing	$129,502	$126,189
30–89 days past due and still accruing	941	943
90 or more days past due and still accruing	944	895
Total retained credit card loans	$131,387	$128,027
Loan delinquency ratios
% of 30+ days past due to total retained loans	1.43%	1.44%
% of 90+ days past due to total retained loans	0.72	0.70
Credit card loans by geographic region
California	$18,802	$17,940
Texas	11,847	11,088
New York	11,360	10,940
Florida	7,806	7,398
Illinois	7,655	7,497
New Jersey	5,879	5,750
Ohio	4,700	4,707
Pennsylvania	4,533	4,489
Michigan	3,562	3,552
Colorado	3,399	3,226
All other	51,844	51,440
Total retained credit card loans	$131,387	$128,027
Percentage of portfolio based on carrying value with estimated refreshed FICO scores
Equal to or greater than 660	84.4%	85.7%
Less than 660	15.6	14.3

258	JPMorgan Chase & Co./2015 Annual Report

Credit card impaired loans and loan modifications
The table below sets forth information about the Firm’s impaired credit card loans. All of these loans are considered to be impaired as they have been modified in TDRs.

December 31, (in millions)	2015	2014
Impaired credit card loans with an allowance(a)(b)
Credit card loans with modified payment terms(c)	$1,286	$1,775
Modified credit card loans that have reverted to pre-modification payment terms(d)	179	254
Total impaired credit card loans(e)	$1,465	$2,029
Allowance for loan losses related to impaired credit card loans	$460	$500

(a)	The carrying value and the unpaid principal balance are the same for credit card impaired loans.

(b)	There were no impaired loans without an allowance.

(c)	Represents credit card loans outstanding to borrowers enrolled in a credit card modification program as of the date presented.

(d)
Represents credit card loans that were modified in TDRs but that have subsequently reverted back to the loans’ pre-modification payment terms. At December 31, 2015 and 2014, $113 million and $159 million, respectively, of loans have reverted back to the pre-modification payment terms of the loans due to noncompliance with the terms of the modified loans. The remaining $66 million and $95 million at December 31, 2015 and 2014, respectively, of these loans are to borrowers who have successfully completed a short-term modification program. The Firm continues to report these loans as TDRs since the borrowers’ credit lines remain closed.

(e)	Predominantly all impaired credit card loans are in the U.S.
The following table presents average balances of impaired credit card loans and interest income recognized on those loans.

Year ended December 31, (in millions)	2015	2014	2013
Average impaired credit card loans	$1,710	$2,503	$3,882
Interest income on impaired credit card loans	82	123	198
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
New enrollments in these loan modification programs for the years ended December 31, 2015, 2014 and 2013, were $638 million, $807 million and $1.2 billion, respectively.
Financial effects of modifications and redefaults
The following table provides information about the financial effects of the concessions granted on credit card loans modified in TDRs and redefaults for the periods presented.

Year ended December 31, (in millions, except weighted-average data)	2015	2014	2013
Weighted-average interest rate of loans – before TDR	15.08%	14.96%	15.37%
Weighted-average interest rate of loans – after TDR	4.40	4.40	4.38
Loans that redefaulted within one year of modification(a)	$85	$119	$167

(a)
Represents loans modified in TDRs that experienced a payment default in the periods presented, and for which the payment default occurred within one year of the modification. The amounts presented represent the balance of such loans as of the end of the quarter in which they defaulted.

For credit card loans modified in TDRs, payment default is deemed to have occurred when the loans become two payments past due. A substantial portion of these loans is expected to be charged-off in accordance with the Firm’s standard charge-off policy. Based on historical experience, the estimated weighted-average default rate for credit card loans modified was expected to be 25.61%, 27.91% and 30.72% as of December 31, 2015, 2014 and 2013, respectively.
Wholesale loan portfolio
Wholesale loans include loans made to a variety of customers, ranging from large corporate and institutional clients to high-net-worth individuals.
The primary credit quality indicator for wholesale loans is the risk rating assigned each loan. Risk ratings are used to identify the credit quality of loans and differentiate risk within the portfolio. Risk ratings on loans consider the probability of default (“PD”) and the loss given default (“LGD”). The PD is the likelihood that a loan will default and not be fully repaid by the borrower. The LGD is the estimated loss on the loan that would be realized upon the default of the borrower and takes into consideration collateral and structural support for each credit facility.
Management considers several factors to determine an appropriate risk rating, including the obligor’s debt capacity and financial flexibility, the level of the obligor’s earnings, the amount and sources for repayment, the level and nature of contingencies, management strength, and the industry and geography in which the obligor operates. The Firm’s definition of criticized aligns with the banking regulatory definition of criticized exposures, which consist of special mention, substandard and doubtful categories. Risk ratings generally represent ratings profiles similar to those defined by S&P and Moody’s. Investment-grade ratings range from “AAA/Aaa” to “BBB-/Baa3.” Noninvestment-grade ratings

JPMorgan Chase & Co./2015 Annual Report	259

Notes to consolidated financial statements

are classified as noncriticized (“BB+/Ba1 and B-/B3”) and criticized (“CCC+”/“Caa1 and below”), and the criticized portion is further subdivided into performing and nonaccrual loans, representing management’s assessment of the collectibility of principal and interest. Criticized loans have a higher probability of default than noncriticized loans.
Risk ratings are reviewed on a regular and ongoing basis by Credit Risk Management and are adjusted as necessary for updated information affecting the obligor’s ability to fulfill its obligations.

As noted above, the risk rating of a loan considers the industry in which the obligor conducts its operations. As part of the overall credit risk management framework, the Firm focuses on the management and diversification of its industry and client exposures, with particular attention paid to industries with actual or potential credit concern. See Note 5 for further detail on industry concentrations.

The table below provides information by class of receivable for the retained loans in the Wholesale portfolio segment.

As of or for the year ended December 31, (in millions, except ratios)	Commercial and industrial		Real estate		Financial institutions			Government agencies		Other(e)			Total retained loans
	2015	2014	2015	2014	2015	2014		2015	2014	2015	2014		2015	2014
Loans by risk ratings
Investment grade	$62,150	$63,069	$74,330	$61,006	$21,786	$27,111		$11,363	$8,393	$98,107	$82,087		$267,736	$241,666
Noninvestment grade:
Noncriticized	45,632	44,117	17,008	16,541	7,667	7,093	(d)	256	300	11,390	10,067	(d)	81,953	78,118
Criticized performing	4,542	2,251	1,251	1,313	320	316		7	3	253	236		6,373	4,119
Criticized nonaccrual	608	188	231	253	10	18		—	—	139	140		988	599
Total noninvestment grade	50,782	46,556	18,490	18,107	7,997	7,427	(d)	263	303	11,782	10,443	(d)	89,314	82,836
Total retained loans	$112,932	$109,625	$92,820	$79,113	$29,783	$34,538	(d)	$11,626	$8,696	$109,889	$92,530	(d)	$357,050	$324,502
% of total criticized to total retained loans	4.56%	2.22%	1.60%	1.98%	1.11%	0.97%		0.06%	0.03%	0.36%	0.41%		2.06%	1.45%
% of nonaccrual loans to total retained loans	0.54	0.17	0.25	0.32	0.03	0.05		—	—	0.13	0.15		0.28	0.18
Loans by geographic distribution(a)
Total non-U.S.	$30,063	$33,739	$3,003	$2,099	$17,166	$20,944		$1,788	$1,122	$42,031	$42,961		$94,051	$100,865
Total U.S.	82,869	75,886	89,817	77,014	12,617	13,594	(d)	9,838	7,574	67,858	49,569	(d)	262,999	223,637
Total retained loans	$112,932	$109,625	$92,820	$79,113	$29,783	$34,538	(d)	$11,626	$8,696	$109,889	$92,530	(d)	$357,050	$324,502

Net charge-offs/(recoveries)	$26	$22	$(14)	$(9)	$(5)	$(12)		$(8)	$25	$11	$(14)		$10	$12
% of net charge-offs/(recoveries) to end-of-period retained loans	0.02%	0.02%	(0.02)%	(0.01)%	(0.02)%	(0.04)%		(0.07)%	0.29%	0.01%	(0.02)%		—%	—%

Loan delinquency(b)
Current and less than 30 days past due and still accruing	$112,058	$108,857	$92,381	$78,552	$29,713	$34,416	(d)	$11,565	$8,627	$108,734	$91,160	(d)	$354,451	$321,612
30–89 days past due and still accruing	259	566	193	275	49	104		55	69	988	1,201		1,544	2,215
90 or more days past due and still accruing(c)	7	14	15	33	11	—		6	—	28	29		67	76
Criticized nonaccrual	608	188	231	253	10	18		—	—	139	140		988	599
Total retained loans	$112,932	$109,625	$92,820	$79,113	$29,783	$34,538	(d)	$11,626	$8,696	$109,889	$92,530	(d)	$357,050	$324,502

(a)	The U.S. and non-U.S. distribution is determined based predominantly on the domicile of the borrower.

(b)
The credit quality of wholesale loans is assessed primarily through ongoing review and monitoring of an obligor’s ability to meet contractual obligations rather than relying on the past due status, which is generally a lagging indicator of credit quality.

(c)	Represents loans that are considered well-collateralized and therefore still accruing interest.

(d)
Effective in the fourth quarter 2015, the Firm realigned its wholesale industry divisions in order to better monitor and manage industry concentrations. Prior period amounts have been revised to conform with current period presentation. For additional information, see Wholesale credit portfolio on pages 122–129.

(e)	Other includes: individuals; SPEs; holding companies; and private education and civic organizations. For more information on exposures to SPEs, see Note 16.

260	JPMorgan Chase & Co./2015 Annual Report

The following table presents additional information on the real estate class of loans within the Wholesale portfolio segment for the periods indicated. The real estate class primarily consists of secured commercial loans mainly to borrowers for multi-family and commercial lessor properties. Multifamily lending specifically finances apartment buildings. Commercial lessors receive financing specifically for real estate leased to retail, office and industrial tenants. Commercial construction and development loans represent financing for the construction of apartments, office and professional buildings and malls. Other real estate loans include lodging, real estate investment trusts (“REITs”), single-family, homebuilders and other real estate.

December 31, (in millions, except ratios)	Multifamily		Commercial lessors		Commercial construction and development		Other		Total real estate loans
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Real estate retained loans	$60,290	$51,049	$20,062	$17,438	$4,920	$4,264	$7,548	$6,362	$92,820	$79,113
Criticized	520	652	844	841	43	42	75	31	1,482	1,566
% of criticized to total real estate retained loans	0.86%	1.28%	4.21%	4.82%	0.87%	0.98%	0.99%	0.49%	1.60%	1.98%
Criticized nonaccrual	$85	$126	$100	$110	$1	$—	$45	$17	$231	$253
% of criticized nonaccrual to total real estate retained loans	0.14%	0.25%	0.50%	0.63%	0.02%	—%	0.60%	0.27%	0.25%	0.32%

Wholesale impaired loans and loan modifications
Wholesale impaired loans consist of loans that have been placed on nonaccrual status and/or that have been modified in a TDR. All impaired loans are evaluated for an asset-specific allowance as described in Note 15.
The table below sets forth information about the Firm’s wholesale impaired loans.

December 31, (in millions)	Commercial and industrial		Real estate		Financial institutions		Government agencies		Other		Total retained loans
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	2015		2014
Impaired loans
With an allowance	$522	$174	$148	$193	$10	$15	$—	$—	$46	$89	$726		$471
Without an allowance(a)	98	24	106	87	—	3	—	—	94	52	298		166
Total impaired loans	$620	$198	$254	$280	$10	$18	$—	$—	$140	$141	$1,024	(c)	$637	(c)
Allowance for loan losses related to impaired loans	$220	$34	$27	$36	$3	$4	$—	$—	$24	$13	$274		$87
Unpaid principal balance of impaired loans(b)	669	266	363	345	13	22	—	—	164	202	1,209		835

(a)
When the discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, the loan does not require an allowance. This typically occurs when the impaired loans have been partially charged-off and/or there have been interest payments received and applied to the loan balance.

(b)
Represents the contractual amount of principal owed at December 31, 2015 and 2014. The unpaid principal balance differs from the impaired loan balances due to various factors, including charge-offs; interest payments received and applied to the carrying value; net deferred loan fees or costs; and unamortized discount or premiums on purchased loans.

(c)	Based upon the domicile of the borrower, largely consists of loans in the U.S.

The following table presents the Firm’s average impaired loans for the years ended 2015, 2014 and 2013.

Year ended December 31, (in millions)	2015	2014	2013
Commercial and industrial	$453	$243	$412
Real estate	250	297	484
Financial institutions	13	20	17
Government agencies	—	—	—
Other	129	155	211
Total(a)	$845	$715	$1,124

(a)	The related interest income on accruing impaired loans and interest income recognized on a cash basis were not material for the years ended December 31, 2015, 2014 and 2013.

Certain loan modifications are considered to be TDRs as they provide various concessions to borrowers who are experiencing financial difficulty. All TDRs are reported as impaired loans in the tables above. TDRs were not material as of December 31, 2015 and 2014.

JPMorgan Chase & Co./2015 Annual Report	261

Notes to consolidated financial statements

Note 15 – Allowance for credit losses
JPMorgan Chase’s allowance for loan losses covers the consumer, including credit card, portfolio segments (primarily scored); and wholesale (risk-rated) portfolio, and represents management’s estimate of probable credit losses inherent in the Firm’s loan portfolio. The allowance for loan losses includes an asset-specific component, a formula-based component and a component related to PCI loans, as described below. Management also estimates an allowance for wholesale and consumer lending-related commitments using methodologies similar to those used to estimate the allowance on the underlying loans. During 2015, the Firm did not make any significant changes to the methodologies or policies used to determine its allowance for credit losses; such policies are described in the following paragraphs.
The asset-specific component of the allowance relates to loans considered to be impaired, which includes loans that have been modified in TDRs as well as risk-rated loans that have been placed on nonaccrual status. To determine the asset-specific component of the allowance, larger loans are evaluated individually, while smaller loans are evaluated as pools using historical loss experience for the respective class of assets. Scored loans (i.e., consumer loans) are pooled by product type, while risk-rated loans (primarily wholesale loans) are segmented by risk rating.
The Firm generally measures the asset-specific allowance as the difference between the recorded investment in the loan and the present value of the cash flows expected to be collected, discounted at the loan’s original effective interest rate. Subsequent changes in impairment are reported as an adjustment to the provision for loan losses. In certain cases, the asset-specific allowance is determined using an observable market price, and the allowance is measured as the difference between the recorded investment in the loan and the loan’s fair value. Impaired collateral-dependent loans are charged down to the fair value of collateral less costs to sell and therefore may not be subject to an asset-specific reserve as are other impaired loans. See Note 14 for more information about charge-offs and collateral-dependent loans.

The asset-specific component of the allowance for impaired loans that have been modified in TDRs incorporates the effects of foregone interest, if any, in the present value calculation and also incorporates the effect of the modification on the loan’s expected cash flows, which considers the potential for redefault. For residential real estate loans modified in TDRs, the Firm develops product-specific probability of default estimates, which are applied at a loan level to compute expected losses. In developing these probabilities of default, the Firm considers the relationship between the credit quality characteristics of the underlying loans and certain assumptions about home prices and unemployment, based upon industry-wide data. The Firm also considers its own historical loss experience to date based on actual redefaulted modified loans. For credit card loans modified in TDRs, expected losses incorporate projected redefaults based on the Firm’s historical experience by type of modification program. For wholesale loans modified in TDRs, expected losses incorporate redefaults based on management’s expectation of the borrower’s ability to repay under the modified terms.
The formula-based component is based on a statistical calculation to provide for incurred credit losses in performing risk-rated loans and all consumer loans, except for any loans restructured in TDRs and PCI loans. See Note 14 for more information on PCI loans.
For scored loans, the statistical calculation is performed on pools of loans with similar risk characteristics (e.g., product type) and generally computed by applying loss factors to outstanding principal balances over an estimated loss emergence period. The loss emergence period represents the time period between the date at which the loss is estimated to have been incurred and the ultimate realization of that loss (through a charge-off). Estimated loss emergence periods may vary by product and may change over time; management applies judgment in estimating loss emergence periods, using available credit information and trends.

262	JPMorgan Chase & Co./2015 Annual Report

Loss factors are statistically derived and sensitive to changes in delinquency status, credit scores, collateral values and other risk factors. The Firm uses a number of different forecasting models to estimate both the PD and the loss severity, including delinquency roll rate models and credit loss severity models. In developing PD and loss severity assumptions, the Firm also considers known and anticipated changes in the economic environment, including changes in home prices, unemployment rates and other risk indicators.
A nationally recognized home price index measure is used to estimate both the PD and the loss severity on residential real estate loans at the metropolitan statistical areas (“MSA”) level. Loss severity estimates are regularly validated by comparison to actual losses recognized on defaulted loans, market-specific real estate appraisals and property sales activity. The economic impact of potential modifications of residential real estate loans is not included in the statistical calculation because of the uncertainty regarding the type and results of such modifications.
For risk-rated loans, the statistical calculation is the product of an estimated PD and an estimated LGD. These factors are determined based on the credit quality and specific attributes of the Firm’s loans and lending-related commitments to each obligor. In assessing the risk rating of a particular loan, among the factors considered are the obligor’s debt capacity and financial flexibility, the level of the obligor’s earnings, the amount and sources for repayment, the level and nature of contingencies, management strength, and the industry and geography in which the obligor operates. These factors are based on an evaluation of historical and current information, and involve subjective assessment and interpretation. Emphasizing one factor over another or considering additional factors could impact the risk rating assigned by the Firm. PD estimates are based on observable external through-the-cycle data, using credit-rating agency default statistics. LGD estimates are based on the Firm’s history of actual credit losses over more than one credit cycle. Estimates of PD and LGD are subject to periodic refinement based on changes to underlying external and Firm-specific historical data.

Management applies judgment within an established framework to adjust the results of applying the statistical calculation described above. The determination of the appropriate adjustment is based on management’s view of loss events that have occurred but that are not yet reflected in the loss factors and that relate to current macroeconomic and political conditions, the quality of underwriting standards and other relevant internal and external factors affecting the credit quality of the portfolio. For the scored loan portfolios, adjustments to the statistical calculation are made in part by analyzing the historical loss experience for each major product segment. Factors related to unemployment, home prices, borrower behavior and lien position, the estimated effects of the mortgage foreclosure-related settlement with federal and state officials and uncertainties regarding the ultimate success of loan modifications are incorporated into the calculation, as appropriate. For junior lien products, management considers the delinquency and/or modification status of any senior liens in determining the adjustment. In addition, for the risk-rated portfolios, any adjustments made to the statistical calculation take into consideration model imprecision, deteriorating conditions within an industry, product or portfolio type, geographic location, credit concentration, and current economic events that have occurred but that are not yet reflected in the factors used to derive the statistical calculation.
Management establishes an asset-specific allowance for lending-related commitments that are considered impaired and computes a formula-based allowance for performing consumer and wholesale lending-related commitments. These are computed using a methodology similar to that used for the wholesale loan portfolio, modified for expected maturities and probabilities of drawdown.
Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowances for loan losses and lending-related commitments in future periods. At least quarterly, the allowance for credit losses is reviewed by the Chief Risk Officer, the Chief Financial Officer and the Controller of the Firm and discussed with the Risk Policy and Audit Committees of the Board of Directors of the Firm. As of December 31, 2015, JPMorgan Chase deemed the allowance for credit losses to be appropriate (i.e., sufficient to absorb probable credit losses inherent in the portfolio).

JPMorgan Chase & Co./2015 Annual Report	263

Notes to consolidated financial statements

Allowance for credit losses and related information
The table below summarizes information about the allowances for loan losses, and lending-relating commitments, and includes a breakdown of loans and lending-related commitments by impairment methodology.

	2015
Year ended December 31, (in millions)	Consumer, excluding credit card	Credit card		Wholesale	Total
Allowance for loan losses
Beginning balance at January 1,	$7,050	$3,439		$3,696	$14,185
Gross charge-offs	1,658	3,488		95	5,241
Gross recoveries	(704)	(366)		(85)	(1,155)
Net charge-offs/(recoveries)	954	3,122		10	4,086
Write-offs of PCI loans(a)	208	—		—	208
Provision for loan losses	(82)	3,122		623	3,663
Other	—	(5)		6	1
Ending balance at December 31,	$5,806	$3,434		$4,315	$13,555

Allowance for loan losses by impairment methodology
Asset-specific(b)	$364	$460	(c)	$274	$1,098
Formula-based	2,700	2,974		4,041	9,715
PCI	2,742	—		—	2,742
Total allowance for loan losses	$5,806	$3,434		$4,315	$13,555

Loans by impairment methodology
Asset-specific	$9,606	$1,465		$1,024	$12,095
Formula-based	293,751	129,922		356,022	779,695
PCI	40,998	—		4	41,002
Total retained loans	$344,355	$131,387		$357,050	$832,792

Impaired collateral-dependent loans
Net charge-offs	$104	$—		$16	$120
Loans measured at fair value of collateral less cost to sell	2,566	—		283	2,849

Allowance for lending-related commitments
Beginning balance at January 1,	$13	$—		$609	$622
Provision for lending-related commitments	1	—		163	164
Other	—	—		—	—
Ending balance at December 31,	$14	$—		$772	$786

Allowance for lending-related commitments by impairment methodology
Asset-specific	$—	$—		$73	$73
Formula-based	14	—		699	713
Total allowance for lending-related commitments	$14	$—		$772	$786

Lending-related commitments by impairment methodology
Asset-specific	$—	$—		$193	$193
Formula-based	58,478	515,518		366,206	940,202
Total lending-related commitments	$58,478	$515,518		$366,399	$940,395

(a)
Write-offs of PCI loans are recorded against the allowance for loan losses when actual losses for a pool exceed estimated losses that were recorded as purchase accounting adjustments at the time of acquisition. A write-off of a PCI loan is recognized when the underlying loan is removed from a pool (e.g., upon liquidation). During the fourth quarter of 2014, the Firm recorded a $291 million adjustment to reduce the PCI allowance and the recorded investment in the Firm’s PCI loan portfolio, primarily reflecting the cumulative effect of interest forgiveness modifications. This adjustment had no impact to the Firm’s Consolidated statements of income.

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

264	JPMorgan Chase & Co./2015 Annual Report

(table continued from previous page)
2014						2013
Consumer, excluding credit card	Credit card		Wholesale		Total	Consumer, excluding credit card	Credit card		Wholesale		Total

$8,456	$3,795		$4,013		$16,264	$12,292	$5,501		$4,143		$21,936
2,132	3,831		151		6,114	2,754	4,472		241		7,467
(814)	(402)		(139)		(1,355)	(847)	(593)		(225)		(1,665)
1,318	3,429		12		4,759	1,907	3,879		16		5,802
533	—		—		533	53	—		—		53
414	3,079		(269)		3,224	(1,872)	2,179		(119)		188
31	(6)		(36)		(11)	(4)	(6)		5		(5)
$7,050	$3,439		$3,696		$14,185	$8,456	$3,795		$4,013		$16,264

$539	$500	(c)	$87		$1,126	$601	$971	(c)	$181		$1,753
3,186	2,939		3,609		9,734	3,697	2,824		3,832		10,353
3,325	—		—		3,325	4,158	—		—		4,158
$7,050	$3,439		$3,696		$14,185	$8,456	$3,795		$4,013		$16,264

$12,020	$2,029		$637		$14,686	$13,785	$3,115		$845		$17,745
236,263	125,998		323,861		686,122	221,609	124,350		307,412		653,371
46,696	—		4		46,700	53,055	—		6		53,061
$294,979	$128,027		$324,502		$747,508	$288,449	$127,465		$308,263		$724,177

$133	$—		$21		$154	$235	$—		$37		$272
3,025	—		326		3,351	3,105	—		362		3,467

$8	$—		$697		$705	$7	$—		$661		$668
5	—		(90)		(85)	1	—		36		37
—	—		2		2	—	—		—		—
$13	$—		$609		$622	$8	$—		$697		$705

$—	$—		$60		$60	$—	$—		$60		$60
13	—		549		562	8	—		637		645
$13	$—		$609		$622	$8	$—		$697		$705

$—	$—		$103		$103	$—	$—		$206		$206
58,153	525,963		366,778	(d)	950,894	56,057	529,383		344,032	(d)	929,472
$58,153	$525,963		$366,881		$950,997	$56,057	$529,383		$344,238		$929,678

JPMorgan Chase & Co./2015 Annual Report	265

Notes to consolidated financial statements

Note 16 – Variable interest entities
For a further description of JPMorgan Chase’s accounting policies regarding consolidation of VIEs, see Note 1.
The following table summarizes the most significant types of Firm-sponsored VIEs by business segment. The Firm considers a “sponsored” VIE to include any entity where: (1) JPMorgan Chase is the primary beneficiary of the structure; (2) the VIE is used by JPMorgan Chase to securitize Firm assets; (3) the VIE issues financial instruments with the JPMorgan Chase name; or (4) the entity is a JPMorgan Chase–administered asset-backed commercial paper conduit.

Line-of-Business	Transaction Type	Activity	Annual Report page references
CCB	Credit card securitization trusts	Securitization of both originated and purchased credit card receivables	266
	Mortgage securitization trusts	Servicing and securitization of both originated and purchased residential mortgages	267–269
CIB	Mortgage and other securitization trusts	Securitization of both originated and purchased residential and commercial mortgages and student loans	267–269
	Multi-seller conduits Investor intermediation activities:	Assist clients in accessing the financial markets in a cost-efficient manner and structures transactions to meet investor needs	269–271
	Municipal bond vehicles		269–270
The Firm’s other business segments are also involved with VIEs, but to a lesser extent, as follows:

•
Asset Management: AM sponsors and manages certain funds that are deemed VIEs. As asset manager of the funds, AM earns a fee based on assets managed; the fee varies with each fund’s investment objective and is competitively priced. For fund entities that qualify as VIEs, AM’s interests are, in certain cases, considered to be significant variable interests that result in consolidation of the financial results of these entities.

•
Commercial Banking: CB makes investments in and provides lending to community development entities that may meet the definition of a VIE. In addition, CB provides financing and lending-related services to certain client-sponsored VIEs. In general, CB does not control the activities of these entities and does not consolidate these entities.

•
Corporate: The Private Equity business, within Corporate, is involved with entities that may meet the definition of VIEs. However, the Firm’s Private Equity business is generally subject to specialized investment company accounting, which does not require the consolidation of investments, including VIEs.

The Firm also invests in and provides financing and other services to VIEs sponsored by third parties, as described on page 271 of this Note.
Significant Firm-sponsored variable interest entities
Credit card securitizations
The Card business securitizes both originated and purchased credit card loans, primarily through the Chase Issuance Trust (the “Trust”). The Firm’s continuing involvement in credit card securitizations includes servicing the receivables, retaining an undivided seller’s interest in the receivables, retaining certain senior and subordinated securities and maintaining escrow accounts.
The Firm is considered to be the primary beneficiary of these Firm-sponsored credit card securitization trusts based on the Firm’s ability to direct the activities of these VIEs through its servicing responsibilities and other duties, including making decisions as to the receivables that are transferred into those trusts and as to any related modifications and workouts. Additionally, the nature and extent of the Firm’s other continuing involvement with the trusts, as indicated above, obligates the Firm to absorb losses and gives the Firm the right to receive certain benefits from these VIEs that could potentially be significant.

The underlying securitized credit card receivables and other assets of the securitization trusts are available only for payment of the beneficial interests issued by the securitization trusts; they are not available to pay the Firm’s other obligations or the claims of the Firm’s other creditors.
The agreements with the credit card securitization trusts require the Firm to maintain a minimum undivided interest in the credit card trusts (which is generally 4%). As of December 31, 2015 and 2014, the Firm held undivided interests in Firm-sponsored credit card securitization trusts of $13.6 billion and $10.9 billion, respectively. The Firm maintained an average undivided interest in principal receivables owned by those trusts of approximately 22% for both the years ended December 31, 2015 and 2014. As of December 31, 2015 and 2014, the Firm also retained $0 million and $40 million of senior securities, and as of both December 31, 2015 and 2014, retained $5.3 billion of subordinated securities in certain of its credit card securitization trusts. The Firm’s undivided interests in the credit card trusts and securities retained are eliminated in consolidation.

266	JPMorgan Chase & Co./2015 Annual Report

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

The following table presents the total unpaid principal amount of assets held in Firm-sponsored private-label securitization entities, including those in which the Firm has continuing involvement, and those that are consolidated by the Firm. Continuing involvement includes servicing the loans; holding senior interests or subordinated interests; recourse or guarantee arrangements; and derivative transactions. In certain instances, the Firm’s only continuing involvement is servicing the loans. See Securitization activity on page 272 of this Note for further information regarding the Firm’s cash flows with and interests retained in nonconsolidated VIEs, and pages 272–273 of this Note for information on the Firm’s loan sales to U.S. government agencies.

	Principal amount outstanding			JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
December 31, 2015 (a) (in billions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	AFS securities	Total interests held by JPMorgan Chase
Securitization-related
Residential mortgage:
Prime/Alt-A and option ARMs	$85.7	$1.4	$66.7	$0.4	$1.6	$2.0
Subprime	24.4	0.1	22.6	0.1	—	0.1
Commercial and other(b)	123.5	0.1	80.3	0.4	3.5	3.9
Total	$233.6	$1.6	$169.6	$0.9	$5.1	$6.0

	Principal amount outstanding			JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
December 31, 2014(a) (in billions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	AFS securities	Total interests held by JPMorgan Chase
Securitization-related
Residential mortgage:
Prime/Alt-A and option ARMs	$96.3	$2.7	$78.3	$0.5	$0.7	$1.2
Subprime	28.4	0.8	25.7	0.1	—	0.1
Commercial and other(b)	129.6	0.2	94.4	0.4	3.5	3.9
Total	$254.3	$3.7	$198.4	$1.0	$4.2	$5.2

(a)	Excludes U.S. government agency securitizations. See pages 272–273 of this Note for information on the Firm’s loan sales to U.S. government agencies.

(b)
Consists of securities backed by commercial loans (predominantly real estate) and non-mortgage-related consumer receivables purchased from third parties. The Firm generally does not retain a residual interest in its sponsored commercial mortgage securitization transactions.

(c)
The table above excludes the following: retained servicing (see Note 17 for a discussion of MSRs); securities retained from loan sales to U.S. government agencies; interest rate and foreign exchange derivatives primarily used to manage interest rate and foreign exchange risks of securitization entities (See Note 6 for further information on derivatives); senior and subordinated securities of $163 million and $73 million, respectively, at December 31, 2015, and $136 million and $34 million, respectively, at December 31, 2014, which the Firm purchased in connection with CIB’s secondary market-making activities.

(d)	Includes interests held in re-securitization transactions.

(e)
As of December 31, 2015 and 2014, 76% and 77%, respectively, of the Firm’s retained securitization interests, which are carried at fair value, were risk-rated “A” or better, on an S&P-equivalent basis. The retained interests in prime residential mortgages consisted of $1.9 billion and $1.1 billion of investment-grade and $93 million and $185 million of noninvestment-grade retained interests at December 31, 2015 and 2014, respectively. The retained interests in commercial and other securitizations trusts consisted of $3.7 billion and $3.7 billion of investment-grade and $198 million and $194 million of noninvestment-grade retained interests at December 31, 2015 and 2014, respectively.

JPMorgan Chase & Co./2015 Annual Report	267

Notes to consolidated financial statements

Residential mortgage
The Firm securitizes residential mortgage loans originated by CCB, as well as residential mortgage loans purchased from third parties by either CCB or CIB. CCB generally retains servicing for all residential mortgage loans originated or purchased by CCB, and for certain mortgage loans purchased by CIB. For securitizations holding loans serviced by CCB, the Firm has the power to direct the significant activities of the VIE because it is responsible for decisions related to loan modifications and workouts. CCB may also retain an interest upon securitization.
In addition, CIB engages in underwriting and trading activities involving securities issued by Firm-sponsored securitization trusts. As a result, CIB at times retains senior and/or subordinated interests (including residual interests) in residential mortgage securitizations at the time of securitization, and/or reacquires positions in the secondary market in the normal course of business. In certain instances, as a result of the positions retained or reacquired by CIB or held by CCB, when considered together with the servicing arrangements entered into by CCB, the Firm is deemed to be the primary beneficiary of certain securitization trusts. See the table on page 271 of this Note for more information on consolidated residential mortgage securitizations.
The Firm does not consolidate a residential mortgage securitization (Firm-sponsored or third-party-sponsored) when it is not the servicer (and therefore does not have the power to direct the most significant activities of the trust) or does not hold a beneficial interest in the trust that could potentially be significant to the trust. At December 31, 2015 and 2014, the Firm did not consolidate the assets of certain Firm-sponsored residential mortgage securitization VIEs, in which the Firm had continuing involvement, primarily due to the fact that the Firm did not hold an interest in these trusts that could potentially be significant to the trusts. See the table on page 271 of this Note for more information on the consolidated residential mortgage securitizations, and the table on the previous page of this Note for further information on interests held in nonconsolidated residential mortgage securitizations.
Commercial mortgages and other consumer securitizations
CIB originates and securitizes commercial mortgage loans, and engages in underwriting and trading activities involving the securities issued by securitization trusts. CIB may retain unsold senior and/or subordinated interests in commercial mortgage securitizations at the time of securitization but, generally, the Firm does not service commercial loan securitizations. For commercial mortgage securitizations the power to direct the significant activities of the VIE generally is held by the servicer or investors in a specified class of securities (“controlling class”). See the table on page 271 of this Note for more information on the consolidated commercial mortgage securitizations, and the table on the previous page of this Note for further information on interests held in nonconsolidated securitizations.

The Firm retains servicing responsibilities for certain student loan securitizations. The Firm has the power to direct the activities of these VIEs through these servicing responsibilities. See the table on page 271 of this Note for more information on the consolidated student loan securitizations, and the table on the previous page of this Note for further information on interests held in nonconsolidated securitizations.
Re-securitizations
The Firm engages in certain re-securitization transactions in which debt securities are transferred to a VIE in exchange for new beneficial interests. These transfers occur in connection with both agency (Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Company (“Freddie Mac”) and Ginnie Mae) and nonagency (private-label) sponsored VIEs, which may be backed by either residential or commercial mortgages. The Firm’s consolidation analysis is largely dependent on the Firm’s role and interest in the re-securitization trusts. During the years ended December 31, 2015, 2014 and 2013, the Firm transferred $21.9 billion, $22.7 billion and $25.3 billion, respectively, of securities to agency VIEs, and $777 million, $1.1 billion and $55 million, respectively, of securities to private-label VIEs.
Most re-securitizations with which the Firm is involved are client-driven transactions in which a specific client or group of clients is seeking a specific return or risk profile. For these transactions, the Firm has concluded that the decision-making power of the entity is shared between the Firm and its clients, considering the joint effort and decisions in establishing the re-securitization trust and its assets, as well as the significant economic interest the client holds in the re-securitization trust; therefore the Firm does not consolidate the re-securitization VIE.
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
Additionally, the Firm may invest in beneficial interests of third-party re-securitizations and generally purchases these interests in the secondary market. In these circumstances, the Firm does not have the unilateral ability to direct the most significant activities of the re-securitization trust, either because it was not involved in the initial design of the trust, or the Firm is involved with an independent third-party sponsor and demonstrates shared power over the creation of the trust; therefore, the Firm does not consolidate the re-securitization VIE.

268	JPMorgan Chase & Co./2015 Annual Report

As of December 31, 2015 and 2014, total assets (including the notional amount of interest-only securities) of nonconsolidated Firm-sponsored private-label re-securitization entities in which the Firm has continuing involvement were $2.2 billion and $2.9 billion, respectively. At December 31, 2015 and 2014, the Firm held $4.6 billion and $2.4 billion, respectively, of interests in nonconsolidated agency re-securitization entities. The Firm’s exposure to non-consolidated private-label re-securitization entities as of December 31, 2015 and 2014 was not material. As of December 31, 2015 and 2014, the Firm did not consolidate any agency re-securitizations. As of December 31, 2015 and 2014, the Firm consolidated an insignificant amount of assets and liabilities of Firm-sponsored private-label re-securitizations.
Multi-seller conduits
Multi-seller conduit entities are separate bankruptcy remote entities that provide secured financing, collateralized by pools of receivables and other financial assets, to customers of the Firm. The conduits fund their financing facilities through the issuance of highly rated commercial paper. The primary source of repayment of the commercial paper is the cash flows from the pools of assets. In most instances, the assets are structured with deal-specific credit enhancements provided to the conduits by the customers (i.e., sellers) or other third parties. Deal-specific credit enhancements are generally structured to cover a multiple of historical losses expected on the pool of assets, and are typically in the form of overcollateralization provided by the seller. The deal-specific credit enhancements mitigate the Firm’s potential losses on its agreements with the conduits.
To ensure timely repayment of the commercial paper, and to provide the conduits with funding to provide financing to customers in the event that the conduits do not obtain funding in the commercial paper market, each asset pool financed by the conduits has a minimum 100% deal-specific liquidity facility associated with it provided by JPMorgan Chase Bank, N.A. JPMorgan Chase Bank, N.A. also provides the multi-seller conduit vehicles with uncommitted program-wide liquidity facilities and program-wide credit enhancement in the form of standby letters of credit. The amount of program-wide credit enhancement required is based upon commercial paper issuance and approximates 10% of the outstanding balance.
The Firm consolidates its Firm-administered multi-seller conduits, as the Firm has both the power to direct the significant activities of the conduits and a potentially significant economic interest in the conduits. As administrative agent and in its role in structuring transactions, the Firm makes decisions regarding asset types and credit quality, and manages the commercial paper funding needs of the conduits. The Firm’s interests that could potentially be significant to the VIEs include the fees received as administrative agent and liquidity and program-wide credit enhancement provider, as well as the potential exposure created by the liquidity and credit enhancement facilities provided to the conduits. See page 271 of this Note for further information on consolidated VIE assets and liabilities.
In the normal course of business, JPMorgan Chase makes markets in and invests in commercial paper issued by the Firm-administered multi-seller conduits. The Firm held $15.7 billion and $5.7 billion of the commercial paper issued by the Firm-administered multi-seller conduits at December 31, 2015 and 2014, respectively. The Firm’s investments reflect the Firm’s funding needs and capacity and were not driven by market illiquidity. The Firm is not obligated under any agreement to purchase the commercial paper issued by the Firm-administered multi-seller conduits.
Deal-specific liquidity facilities, program-wide liquidity and credit enhancement provided by the Firm have been eliminated in consolidation. The Firm or the Firm-administered multi-seller conduits provide lending-related commitments to certain clients of the Firm-administered multi-seller conduits. The unfunded portion of these commitments was $5.6 billion and $9.9 billion at December 31, 2015 and 2014, respectively, and are reported as off-balance sheet lending-related commitments. For more information on off-balance sheet lending-related commitments, see Note 29.
VIEs associated with investor intermediation activities
As a financial intermediary, the Firm creates certain types of VIEs and also structures transactions with these VIEs, typically using derivatives, to meet investor needs. The Firm may also provide liquidity and other support. The risks inherent in the derivative instruments or liquidity commitments are managed similarly to other credit, market or liquidity risks to which the Firm is exposed. The principal types of VIEs for which the Firm is engaged in on behalf of clients are municipal bond vehicles.
Municipal bond vehicles
Municipal bond vehicles or tender option bond (“TOB”) trusts allow investors to finance their municipal bond investments at short-term rates. In a typical TOB transaction, the trust purchases highly rated municipal bond(s) of a single issuer and funds the purchase by issuing two types of securities: (1) puttable floating-rate certificates (“Floaters”) and (2) inverse floating-rate residual interests (“Residuals”). The Floaters are typically purchased by money market funds or other short-term investors and may be tendered, with requisite notice, to the TOB trust. The Residuals are retained by the investor seeking to finance its municipal bond investment. TOB transactions where the Residual is held by a third party investor are typically known as Customer TOB trusts, and Non-Customer TOB trusts are transactions where the Residual is retained by the Firm. The Firm serves as sponsor for all Non-Customer TOB transactions and certain Customer TOB transactions established prior to 2014. The Firm may provide various services to a TOB trust, including remarketing agent, liquidity or tender option provider, and/or sponsor.

JPMorgan Chase & Co./2015 Annual Report	269

Notes to consolidated financial statements

J.P. Morgan Securities LLC may serve as a remarketing agent on the Floaters for TOB trusts. The remarketing agent is responsible for establishing the periodic variable rate on the Floaters, conducting the initial placement and remarketing tendered Floaters. The remarketing agent may, but is not obligated to make markets in Floaters. At December 31, 2015 and 2014, the Firm held an insignificant amount of these Floaters on its Consolidated balance sheets and did not hold any significant amounts during 2015.
JPMorgan Chase Bank, N.A. or J.P. Morgan Securities LLC often serves as the sole liquidity or tender option provider for the TOB trusts. The liquidity provider’s obligation to perform is conditional and is limited by certain events (“Termination Events”), which include bankruptcy or failure to pay by the municipal bond issuer or credit enhancement provider, an event of taxability on the municipal bonds or the immediate downgrade of the municipal bond to below investment grade. In addition, the liquidity provider’s exposure is typically further limited by the high credit quality of the underlying municipal bonds, the excess collateralization in the vehicle, or, in certain transactions, the reimbursement agreements with the Residual holders.

Holders of the Floaters may “put,” or tender, their Floaters to the TOB trust. If the remarketing agent cannot successfully remarket the Floaters to another investor, the liquidity provider either provides a loan to the TOB trust for the purchase of or directly purchases the tendered Floaters. In certain Customer TOB transactions, the Firm, as liquidity provider, has entered into a reimbursement agreement with the Residual holder. In those transactions, upon the termination of the vehicle, if the proceeds from the sale of the underlying municipal bonds are not sufficient to repay amounts owed to the Firm, as liquidity or tender option provider, the Firm has recourse to the third party Residual holders for any shortfall. Residual holders with reimbursement agreements are required to post collateral with the Firm to support such reimbursement obligations should the market value of the underlying municipal bonds decline. The Firm does not have any intent to protect Residual holders from potential losses on any of the underlying municipal bonds.
TOB trusts are considered to be variable interest entities. The Firm consolidates Non-Customer TOB trusts because as the Residual holder, the Firm has the right to make decisions that significantly impact the economic performance of the municipal bond vehicle, and have the right to receive benefits and bear losses that could potentially be significant to the municipal bond vehicle. The Firm does not consolidate Customer TOB trusts, since the Firm does not have the power to make decisions that significantly impact the economic performance of the municipal bond vehicle. Certain non-consolidated Customer TOB trusts are sponsored by a third party, and not the Firm. See page 271 of this Note for further information on consolidated municipal bond vehicles.

The Firm’s exposure to nonconsolidated municipal bond VIEs at December 31, 2015 and 2014, including the ratings profile of the VIEs’ assets, was as follows.

December 31, (in billions)	Fair value of assets held by VIEs	Liquidity facilities	Excess(a)	Maximum exposure
Nonconsolidated municipal bond vehicles
2015	$6.9	$3.8	$3.1	$3.8
2014	11.5	6.3	5.2	6.3

	Ratings profile of VIE assets(b)					Fair value of assets held by VIEs	Wt. avg. expected life of assets (years)
	Investment-grade				Noninvestment- grade
December 31, (in billions, except where otherwise noted)	AAA to AAA-	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below
2015	$1.7	$4.6	$0.5	$—	$0.1	$6.9	4.0
2014	2.7	8.4	0.4	—	—	$11.5	4.9

(a)	Represents the excess of the fair values of municipal bond assets available to repay the liquidity facilities, if drawn.

(b)	The ratings scale is presented on an S&P-equivalent basis.

270	JPMorgan Chase & Co./2015 Annual Report

VIEs sponsored by third parties
The Firm enters into transactions with VIEs structured by other parties. These include, for example, acting as a derivative counterparty, liquidity provider, investor, underwriter, placement agent, remarketing agent, trustee or custodian. These transactions are conducted at arm’s-length, and individual credit decisions are based on the analysis of the specific VIE, taking into consideration the quality of the underlying assets. Where the Firm does not have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, or a variable interest that could potentially be significant, the Firm records and reports these positions on its Consolidated balance sheets similarly to the way it would record and report positions in respect of any other third-party transaction.

Consolidated VIE assets and liabilities
The following table presents information on assets and liabilities related to VIEs consolidated by the Firm as of December 31, 2015 and 2014.

	Assets				Liabilities
December 31, 2015 (in billions)(a)	Trading assets	Loans	Other(c)	Total assets(d)	Beneficial interests in VIE assets(e)	Other(f)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$47.4	$0.7	$48.1	$27.9	$—	$27.9
Firm-administered multi-seller conduits	—	24.4	—	24.4	8.7	—	8.7
Municipal bond vehicles	2.7	—	—	2.7	2.6	—	2.6
Mortgage securitization entities(b)	0.8	1.4	—	2.2	0.8	0.7	1.5
Student loan securitization entities	—	1.9	0.1	2.0	1.8	—	1.8
Other	0.2	—	2.0	2.2	0.1	0.1	0.2
Total	$3.7	$75.1	$2.8	$81.6	$41.9	$0.8	$42.7

	Assets				Liabilities
December 31, 2014 (in billions)(a)	Trading assets	Loans	Other(c)	Total assets(d)	Beneficial interests in VIE assets(e)	Other(f)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$48.3	$0.7	$49.0	$31.2	$—	$31.2
Firm-administered multi-seller conduits	—	17.7	0.1	17.8	12.0	—	12.0
Municipal bond vehicles	5.3	—	—	5.3	4.9	—	4.9
Mortgage securitization entities(b)	3.3	0.7	—	4.0	2.1	0.8	2.9
Student loan securitization entities	0.2	2.2	—	2.4	2.1	—	2.1
Other	0.3	—	1.0	1.3	—	0.2	0.2
Total	$9.1	$68.9	$1.8	$79.8	$52.3	$1.0	$53.3

(a)	Excludes intercompany transactions, which were eliminated in consolidation.

(b)	Includes residential and commercial mortgage securitizations as well as re-securitizations.

(c)	Includes assets classified as cash, AFS securities, and other assets within the Consolidated balance sheets.

(d)
The assets of the consolidated VIEs included in the program types above are used to settle the liabilities of those entities. The difference between total assets and total liabilities recognized for consolidated VIEs represents the Firm’s interest in the consolidated VIEs for each program type.

(e)
The interest-bearing beneficial interest liabilities issued by consolidated VIEs are classified in the line item on the Consolidated balance sheets titled, “Beneficial interests issued by consolidated variable interest entities.” The holders of these beneficial interests do not have recourse to the general credit of JPMorgan Chase. Included in beneficial interests in VIE assets are long-term beneficial interests of $30.6 billion and $35.4 billion at December 31, 2015 and 2014, respectively. The maturities of the long-term beneficial interests as of December 31, 2015, were as follows: $5.1 billion under one year, $21.6 billion between one and five years, and $3.9 billion over five years, all respectively.

(f)	Includes liabilities classified as accounts payable and other liabilities in the Consolidated balance sheets.

JPMorgan Chase & Co./2015 Annual Report	271

Notes to consolidated financial statements

Loan securitizations
The Firm has securitized and sold a variety of loans, including residential mortgage, credit card, student and commercial (primarily related to real estate) loans, as well as debt securities. The purposes of these securitization transactions were to satisfy investor demand and to generate liquidity for the Firm.
For loan securitizations in which the Firm is not required to consolidate the trust, the Firm records the transfer of the loan receivable to the trust as a sale when all of the following accounting criteria for a sale are met: (1) the transferred financial assets are legally isolated from the Firm’s creditors; (2) the transferee or beneficial interest holder can pledge or exchange the transferred financial assets; and (3) the Firm does not maintain effective control over the transferred financial assets (e.g., the Firm cannot repurchase the transferred assets before their maturity and it does not have the ability to unilaterally cause the holder to return the transferred assets).
For loan securitizations accounted for as a sale, the Firm recognizes a gain or loss based on the difference between the value of proceeds received (including cash, beneficial interests, or servicing assets received) and the carrying value of the assets sold. Gains and losses on securitizations are reported in noninterest revenue.

Securitization activity
The following table provides information related to the Firm’s securitization activities for the years ended December 31, 2015, 2014 and 2013, related to assets held in JPMorgan Chase-sponsored securitization entities that were not consolidated by the Firm, and where sale accounting was achieved based on the accounting rules in effect at the time of the securitization.

	2015		2014		2013
Year ended December 31, (in millions, except rates)(a)	Residential mortgage(d)(e)	Commercial and other(e)(f)	Residential mortgage(d)(e)	Commercial and other(e)(f)	Residential mortgage(d)(e)	Commercial and other(e)(f)
Principal securitized	$3,008	$11,933	$2,558	$11,911	$1,404	$11,318
All cash flows during the period:
Proceeds from new securitizations(b)	$3,022	$12,011	$2,569	$12,079	$1,410	$11,507
Servicing fees collected	528	3	557	4	576	5
Purchases of previously transferred financial assets (or the underlying collateral)(c)	3	—	121	—	294	—
Cash flows received on interests	407	597	179	578	156	325

(a)	Excludes re-securitization transactions.

(b)
Proceeds from residential mortgage securitizations were received in the form of securities. During 2015, $3.0 billion of residential mortgage securitizations were received as securities and classified in level 2, and $59 million were classified in level 3 of the fair value hierarchy. During 2014, $2.4 billion of residential mortgage securitizations were received as securities and classified in level 2, and $185 million were classified in level 3 of the fair value hierarchy. During 2013, $1.4 billion of residential mortgage securitizations were received as securities and classified in level 2. Proceeds from commercial mortgage securitizations were received as securities and cash. During 2015, $12.0 billion of proceeds from commercial mortgage securitizations were received as securities and classified in level 2, and $43 million of proceeds were classified in level 3 of the fair value hierarchy; and zero of proceeds from commercial mortgage securitizations were received as cash. During 2014, $11.4 billion of proceeds from commercial mortgage securitizations were received as securities and classified in level 2, and $130 million of proceeds were classified in level 3 of the fair value hierarchy: and $568 million of proceeds from commercial mortgage securitizations were received as cash. During 2013, $11.3 billion of commercial mortgage securitizations were classified in level 2 of the fair value hierarchy, and $207 million of proceeds from commercial mortgage securitizations were received as cash.

(c)	Includes cash paid by the Firm to reacquire assets from off–balance sheet, nonconsolidated entities – for example, loan repurchases due to representation and warranties and servicer clean-up calls.

(d)	Includes prime, Alt-A, subprime, and option ARMs. Excludes certain loan securitization transactions entered into with Ginnie Mae, Fannie Mae and Freddie Mac.

(e)
Key assumptions used to measure residential mortgage retained interests originated during the year included weighted-average life (in years) of 4.2, 5.9 and 3.9 for the years ended December 31, 2015, 2014 and 2013, respectively, and weighted-average discount rate of 2.9%, 3.4% and 2.5% for the years ended December 31, 2015, 2014 and 2013, respectively. Key assumptions used to measure commercial and other retained interests originated during the year included weighted-average life (in years) of 6.2, 6.5 and 8.3 for the years ended December 31, 2015, 2014, and 2013, respectively, and weighted-average discount rate of 4.1%, 4.8% and 3.2% for the years ended December 31, 2015, 2014 and 2013, respectively.

(f)	Includes commercial and student loan securitizations.

Loans and excess MSRs sold to U.S. government-sponsored enterprises (“U.S. GSEs”), loans in securitization transactions pursuant to Ginnie Mae guidelines, and other third-party-sponsored securitization entities
In addition to the amounts reported in the securitization activity tables above, the Firm, in the normal course of business, sells originated and purchased mortgage loans and certain originated excess MSRs on a nonrecourse basis, predominantly to U.S. GSEs. These loans and excess MSRs are sold primarily for the purpose of securitization by the U.S. GSEs, who provide certain guarantee provisions (e.g., credit enhancement of the loans). The Firm also sells loans into securitization transactions pursuant to Ginnie Mae guidelines; these loans are typically insured or guaranteed by another U.S. government agency. The Firm does not consolidate the securitization vehicles underlying these transactions as it is not the primary beneficiary. For a limited number of loan sales, the Firm is obligated to share a portion of the credit risk associated with the sold loans

272	JPMorgan Chase & Co./2015 Annual Report

with the purchaser. See Note 29 for additional information about the Firm’s loan sales- and securitization-related indemnifications.
See Note 17 for additional information about the impact of the Firm’s sale of certain excess MSRs.
The following table summarizes the activities related to loans sold to the U.S. GSEs, loans in securitization transactions pursuant to Ginnie Mae guidelines, and other third-party-sponsored securitization entities.

Year ended December 31, (in millions)	2015	2014	2013
Carrying value of loans sold	$42,161	$55,802	$166,028
Proceeds received from loan sales as cash	$313	$260	$782
Proceeds from loans sales as securities(a)	41,615	55,117	163,373
Total proceeds received from loan sales(b)	$41,928	$55,377	$164,155
Gains on loan sales(c)	$299	$316	$302

(a)	Predominantly includes securities from U.S. GSEs and Ginnie Mae that are generally sold shortly after receipt.

(b)	Excludes the value of MSRs retained upon the sale of loans. Gains on loan sales include the value of MSRs.

(c)	The carrying value of the loans accounted for at fair value approximated the proceeds received upon loan sale.

Options to repurchase delinquent loans
In addition to the Firm’s obligation to repurchase certain loans due to material breaches of representations and warranties as discussed in Note 29, the Firm also has the option to repurchase delinquent loans that it services for Ginnie Mae loan pools, as well as for other U.S. government agencies under certain arrangements. The Firm typically elects to repurchase delinquent loans from Ginnie Mae loan pools as it continues to service them and/or manage the foreclosure process in accordance with the applicable requirements, and such loans continue to be insured or guaranteed. When the Firm’s repurchase option becomes exercisable, such loans must be reported on the Consolidated balance sheets as a loan with a corresponding liability. As of December 31, 2015 and 2014, the Firm had recorded on its Consolidated balance sheets $11.1 billion and $12.4 billion, respectively, of loans that either had been repurchased or for which the Firm had an option to repurchase. Predominantly all of these amounts relate to loans that have been repurchased from Ginnie Mae loan pools. Additionally, real estate owned resulting from voluntary repurchases of loans was $343 million and $464 million as of December 31, 2015 and 2014, respectively. Substantially all of these loans and real estate owned are insured or guaranteed by U.S. government agencies. For additional information, refer to Note 14.

Loan delinquencies and liquidation losses
The table below includes information about components of nonconsolidated securitized financial assets, in which the Firm has continuing involvement, and delinquencies as of December 31, 2015 and 2014.

	Securitized assets		90 days past due		Liquidation losses
As of or for the year ended December 31, (in millions)	2015	2014	2015	2014	2015	2014
Securitized loans(a)
Residential mortgage:
Prime/ Alt-A & option ARMs	$66,708	$78,294	$8,325	$11,363	$1,946	$2,166
Subprime	22,549	25,659	5,448	6,473	1,431	1,931
Commercial and other	80,319	94,438	1,808	1,522	375	1,267
Total loans securitized(b)	$169,576	$198,391	$15,581	$19,358	$3,752	$5,364

(a)
Total assets held in securitization-related SPEs were $233.6 billion and $254.3 billion, respectively, at December 31, 2015 and 2014. The $169.6 billion and $198.4 billion, respectively, of loans securitized at December 31, 2015 and 2014, excludes: $62.4 billion and $52.2 billion, respectively, of securitized loans in which the Firm has no continuing involvement, and $1.6 billion and $3.7 billion, respectively, of loan securitizations consolidated on the Firm’s Consolidated balance sheets at December 31, 2015 and 2014.

(b)	Includes securitized loans that were previously recorded at fair value and classified as trading assets.

JPMorgan Chase & Co./2015 Annual Report	273

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

December 31, (in millions)	2015	2014	2013
Consumer & Community Banking	$30,769	$30,941	$30,985
Corporate & Investment Bank	6,772	6,780	6,888
Commercial Banking	2,861	2,861	2,862
Asset Management	6,923	6,964	6,969
Corporate	—	101	377
Total goodwill	$47,325	$47,647	$48,081
The following table presents changes in the carrying amount of goodwill.

Year ended December 31, (in millions)	2015		2014	2013
Balance at beginning of period	$47,647		$48,081	$48,175
Changes during the period from:
Business combinations	28		43	64
Dispositions	(160)	(b)	(80)	(5)
Other(a)	(190)		(397)	(153)
Balance at December 31,	$47,325		$47,647	$48,081

(a)	Includes foreign currency translation adjustments, other tax-related adjustments, and, during 2014, goodwill impairment associated with the Firm’s Private Equity business of $276 million.

(b)	Includes $101 million of Private Equity goodwill, which was disposed of as part of the Private Equity sale completed in January 2015.
Impairment testing
The Firm’s goodwill was not impaired at December 31, 2015. Further, except for the goodwill related to its Private Equity business, the Firm’s goodwill was not impaired at December 31, 2014. $276 million of goodwill was written off during 2014 related to the goodwill impairment associated with the Firm’s Private Equity business. No goodwill was written off due to impairment during 2013.
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
The Firm uses the reporting units’ allocated equity plus goodwill capital as a proxy for the carrying amounts of equity for the reporting units in the goodwill impairment testing. Reporting unit equity is determined on a similar basis as the allocation of equity to the Firm’s lines of business, which takes into consideration the capital the business segment would require if it were operating independently, incorporating sufficient capital to address regulatory capital requirements (including Basel III), economic risk measures and capital levels for similarly rated peers. Proposed line of business equity levels are incorporated into the Firm’s annual budget process, which is reviewed by the Firm’s Board of Directors. Allocated equity is further reviewed on a periodic basis and updated as needed.
The primary method the Firm uses to estimate the fair value of its reporting units is the income approach. The models project cash flows for the forecast period and use the perpetuity growth method to calculate terminal values. These cash flows and terminal values are then discounted using an appropriate discount rate. Projections of cash flows are based on the reporting units’ earnings forecasts, which include the estimated effects of regulatory and legislative changes (including, but not limited to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”)), and which are reviewed with the senior management of the Firm. The discount rate used for each reporting unit represents an estimate of the cost of equity for that reporting unit and is determined considering the Firm’s overall estimated cost of equity (estimated using the Capital Asset Pricing Model), as adjusted for the risk characteristics specific to each reporting unit (for example, for higher levels of risk or uncertainty associated with the business or management’s forecasts and assumptions). To assess the reasonableness of the discount rates used for each reporting unit management compares the discount rate to the estimated cost of equity for publicly traded institutions with similar businesses and risk characteristics. In addition, the weighted average cost of equity (aggregating the various reporting units) is compared with the Firms’ overall estimated cost of equity to ensure reasonableness.
The valuations derived from the discounted cash flow models are then compared with market-based trading and transaction multiples for relevant competitors. Trading and transaction comparables are used as general indicators to

274	JPMorgan Chase & Co./2015 Annual Report

assess the general reasonableness of the estimated fair values, although precise conclusions generally cannot be drawn due to the differences that naturally exist between the Firm’s businesses and competitor institutions. Management also takes into consideration a comparison between the aggregate fair value of the Firm’s reporting units and JPMorgan Chase’s market capitalization. In evaluating this comparison, management considers several factors, including (a) a control premium that would exist in a market transaction, (b) factors related to the level of execution risk that would exist at the firmwide level that do not exist at the reporting unit level and (c) short-term market volatility and other factors that do not directly affect the value of individual reporting units.
Declines in business performance, increases in credit losses, increases in equity capital requirements, as well as deterioration in economic or market conditions, adverse estimates of regulatory or legislative changes or increases in the estimated cost of equity, could cause the estimated fair values of the Firm’s reporting units or their associated goodwill to decline in the future, which could result in a material impairment charge to earnings in a future period related to some portion of the associated goodwill.

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
As permitted by U.S. GAAP, the Firm has elected to account for its MSRs at fair value. The Firm treats its MSRs as a single class of servicing assets based on the availability of market inputs used to measure the fair value of its MSR asset and its treatment of MSRs as one aggregate pool for risk management purposes. The Firm estimates the fair value of MSRs using an option-adjusted spread (“OAS”) model, which projects MSR cash flows over multiple interest rate scenarios in conjunction with the Firm’s prepayment model, and then discounts these cash flows at risk-adjusted rates. The model considers portfolio characteristics, contractually specified servicing fees, prepayment assumptions, delinquency rates, costs to service, late charges and other ancillary revenue, and other economic factors. The Firm compares fair value estimates and assumptions to observable market data where available, and also considers recent market activity and actual portfolio experience.

JPMorgan Chase & Co./2015 Annual Report	275

Notes to consolidated financial statements

The fair value of MSRs is sensitive to changes in interest rates, including their effect on prepayment speeds. MSRs typically decrease in value when interest rates decline because declining interest rates tend to increase prepayments and therefore reduce the expected life of the net servicing cash flows that consist of the MSR asset. Conversely, securities (e.g., mortgage-backed securities), principal-only certificates and certain derivatives (i.e., those for which the Firm receives fixed-rate interest payments) increase in value when interest rates decline. JPMorgan Chase uses combinations of derivatives and securities to manage changes in the fair value of MSRs. The intent is to offset any interest-rate related changes in the fair value of MSRs with changes in the fair value of the related risk management instruments.

The following table summarizes MSR activity for the years ended December 31, 2015, 2014 and 2013.

As of or for the year ended December 31, (in millions, except where otherwise noted)	2015	2014		2013
Fair value at beginning of period	$7,436	$9,614		$7,614
MSR activity:
Originations of MSRs	550	757		2,214
Purchase of MSRs	435	11		1
Disposition of MSRs(a)	(486)	(209)		(725)
Net additions	499	559		1,490

Changes due to collection/realization of expected cash flows	(922)	(911)		(1,102)

Changes in valuation due to inputs and assumptions:
Changes due to market interest rates and other(b)	(160)	(1,608)		2,122
Changes in valuation due to other inputs and assumptions:
Projected cash flows (e.g., cost to service)	(112)	133		109
Discount rates	(10)	(459)	(e)	(78)
Prepayment model changes and other(c)	(123)	108		(541)
Total changes in valuation due to other inputs and assumptions	(245)	(218)		(510)
Total changes in valuation due to inputs and assumptions	$(405)	$(1,826)		$1,612
Fair value at December 31,	$6,608	$7,436		$9,614
Change in unrealized gains/(losses) included in income related to MSRs held at December 31,	$(405)	$(1,826)		$1,612
Contractual service fees, late fees and other ancillary fees included in income	$2,533	$2,884		$3,309
Third-party mortgage loans serviced at December 31, (in billions)	$677	$756		$822
Servicer advances, net of an allowance for uncollectible amounts, at December 31, (in billions)(d)	$6.5	$8.5		$9.6

(a)
For 2014 and 2013, predominantly represents excess MSRs transferred to agency-sponsored trusts in exchange for stripped mortgage backed securities (“SMBS”). In each transaction, a portion of the SMBS was acquired by third parties at the transaction date; the Firm acquired and has retained the remaining balance of those SMBS as trading securities. Also includes sales of MSRs.

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

(e)
For the year ending December 31, 2014, the negative impact was primarily related to higher capital allocated to the Mortgage Servicing business, which, in turn, resulted in an increase in the OAS. The resulting OAS assumption was consistent with capital and return requirements the Firm believed a market participant would consider, taking into account factors such as the operating risk environment and regulatory and economic capital requirements.

276	JPMorgan Chase & Co./2015 Annual Report

The following table presents the components of mortgage fees and related income (including the impact of MSR risk management activities) for the years ended December 31, 2015, 2014 and 2013.

Year ended December 31, (in millions)	2015	2014	2013
CCB mortgage fees and related income
Net production revenue	$769	$1,190	$3,004

Net mortgage servicing revenue:
Operating revenue:
Loan servicing revenue	2,776	3,303	3,552
Changes in MSR asset fair value due to collection/realization of expected cash flows	(917)	(905)	(1,094)
Total operating revenue	1,859	2,398	2,458
Risk management:
Changes in MSR asset fair value due to market interest rates and other(a)	(160)	(1,606)	2,119
Other changes in MSR asset fair value due to other inputs and assumptions in model(b)	(245)	(218)	(511)
Change in derivative fair value and other	288	1,796	(1,875)
Total risk management	(117)	(28)	(267)
Total net mortgage servicing revenue	1,742	2,370	2,191

Total CCB mortgage fees and related income	2,511	3,560	5,195

All other	2	3	10
Mortgage fees and related income	$2,513	$3,563	$5,205

(a)	Represents both the impact of changes in estimated future prepayments due to changes in market interest rates, and the difference between actual and expected prepayments.

(b)
Represents the aggregate impact of changes in model inputs and assumptions such as projected cash flows (e.g., cost to service), discount rates and changes in prepayments other than those attributable to changes in market interest rates (e.g., changes in prepayments due to changes in home prices).

The table below outlines the key economic assumptions used to determine the fair value of the Firm’s MSRs at December 31, 2015 and 2014, and outlines the sensitivities of those fair values to immediate adverse changes in those assumptions, as defined below.

December 31, (in millions, except rates)	2015	2014
Weighted-average prepayment speed assumption (“CPR”)	9.81%	9.80%
Impact on fair value of 10% adverse change	$(275)	$(337)
Impact on fair value of 20% adverse change	(529)	(652)
Weighted-average option adjusted spread	9.02%	9.43%
Impact on fair value of 100 basis points adverse change	$(258)	$(300)
Impact on fair value of 200 basis points adverse change	(498)	(578)
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

JPMorgan Chase & Co./2015 Annual Report	277

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

Note 19 – Deposits
At December 31, 2015 and 2014, noninterest-bearing and interest-bearing deposits were as follows.

December 31, (in millions)	2015	2014
U.S. offices
Noninterest-bearing	$392,721	$437,558
Interest-bearing
Demand(a)	84,088	90,319
Savings(b)	486,043	466,730
Time (included $10,916 and $7,501 at fair value)(c)	92,873	86,301
Total interest-bearing deposits	663,004	643,350
Total deposits in U.S. offices	1,055,725	1,080,908
Non-U.S. offices
Noninterest-bearing	18,921	19,078
Interest-bearing
Demand	154,773	217,011
Savings	2,157	2,673
Time (included $1,600 and $1,306 at fair value)(c)	48,139	43,757
Total interest-bearing deposits	205,069	263,441
Total deposits in non-U.S. offices	223,990	282,519
Total deposits	$1,279,715	$1,363,427

(a)	Includes Negotiable Order of Withdrawal (“NOW”) accounts, and certain trust accounts.

(b)	Includes Money Market Deposit Accounts (“MMDAs”).

(c)	Includes structured notes classified as deposits for which the fair value option has been elected. For further discussion, see Note 4.
At December 31, 2015 and 2014, time deposits in denominations of $250,000 or more were as follows.

December 31, (in millions)	2015	2014
U.S. offices	$64,519	$56,983
Non-U.S. offices	48,091	43,719
Total	$112,610	$100,702
At December 31, 2015, the maturities of interest-bearing time deposits were as follows.

December 31, 2015
(in millions)	U.S.	Non-U.S.	Total
2016	78,246	47,791	126,037
2017	2,940	145	3,085
2018	2,172	39	2,211
2019	1,564	47	1,611
2020	1,615	117	1,732
After 5 years	6,336	—	6,336
Total	$92,873	$48,139	$141,012

278	JPMorgan Chase & Co./2015 Annual Report

Note 20 – Accounts payable and other liabilities
Accounts payable and other liabilities consist of payables to customers; payables to brokers, dealers and clearing organizations; payables from security purchases that did not settle; income taxes payables; accrued expense, including interest-bearing liabilities; and all other liabilities, including litigation reserves and obligations to return securities received as collateral.

The following table details the components of accounts payable and other liabilities.

December 31, (in millions)	2015	2014
Brokerage payables(a)	$107,632	$134,467
Accounts payable and other liabilities	70,006	72,472
Total	$177,638	$206,939

(a)	Includes payables to customers, brokers, dealers and clearing organizations, and payables from security purchases that did not settle.

Note 21 – Long-term debt
JPMorgan Chase issues long-term debt denominated in various currencies, although predominantly U.S. dollars, with both fixed and variable interest rates. Included in senior and subordinated debt below are various equity-linked or other indexed instruments, which the Firm has elected to measure at fair value. Changes in fair value are recorded in principal transactions revenue in the Consolidated statements of income. The following table is a summary of long-term debt carrying values (including unamortized premiums and discounts, issuance costs, valuation adjustments and fair value adjustments, where applicable) by remaining contractual maturity as of December 31, 2015.

By remaining maturity at December 31,		2015					2014
(in millions, except rates)		Under 1 year	1-5 years	After 5 years	Total		Total
Parent company
Senior debt:	Fixed rate	$12,014	$54,200	$51,544	$117,758		$108,529
	Variable rate	15,158	23,254	5,766	44,178		42,201
	Interest rates(a)	0.16-7.00%	0.24-7.25%	0.31-6.40%	0.16-7.25%		0.18-7.25%
Subordinated debt:	Fixed rate	$—	$2,292	$13,958	$16,250		$16,645
	Variable rate	—	1,038	9	1,047		3,452
	Interest rates(a)	—%	1.06-8.53%	3.38-8.00%	1.06-8.53%		0.48-8.53%
	Subtotal	$27,172	$80,784	$71,277	$179,233		$170,827
Subsidiaries
Federal Home Loan Banks (“FHLB”) advances:	Fixed rate	$5	$30	$156	$191		$2,204
	Variable rate	9,700	56,690	5,000	71,390		62,790
	Interest rates(a)	0.37-0.65%	0.17-0.72%	0.50-0.70%	0.17-0.72%		0.11-2.04%
Senior debt:	Fixed rate	$631	$1,288	$3,631	$5,550		$5,751
	Variable rate	10,493	7,456	2,639	20,588		20,082
	Interest rates(a)	0.47-1.00%	0.53-4.61%	1.30-7.28%	0.47-7.28%		0.26-8.00%
Subordinated debt:	Fixed rate	$1,472	$3,647	$1,461	$6,580		$6,928
	Variable rate	1,150	—	—	1,150		2,362
	Interest rates(a)	0.83-5.88%	6.00%	4.38-8.25%	0.83-8.25%		0.57-8.25%
	Subtotal	$23,451	$69,111	$12,887	$105,449		$100,117
Junior subordinated debt:	Fixed rate	$—	$—	$717	$717		$2,185
	Variable rate	—	—	3,252	3,252		3,250
	Interest rates(a)	—%	—%	0.83-8.75%	0.83-8.75%		0.73-8.75%
	Subtotal	$—	$—	$3,969	$3,969		$5,435
Total long-term debt(b)(c)(d)		$50,623	$149,895	$88,133	$288,651	(f)(g)	$276,379
Long-term beneficial interests:
	Fixed rate	$1,674	$10,931	$1,594	$14,199		$13,949
	Variable rate	3,393	10,642	2,323	16,358		21,418
	Interest rates	0.45-5.16%	0.37-5.23%	0.00-15.94%	0.00-15.94%		0.05-15.93%
Total long-term beneficial interests(e)		$5,067	$21,573	$3,917	$30,557		$35,367

(a)
The interest rates shown are the range of contractual rates in effect at year-end, including non-U.S. dollar fixed- and variable-rate issuances, which excludes the effects of the associated derivative instruments used in hedge accounting relationships, if applicable. The use of these derivative instruments modifies the Firm’s exposure to the contractual interest rates disclosed in the table above. Including the effects of the hedge accounting derivatives, the range of modified rates in effect at December 31, 2015, for total long-term debt was (0.19)% to 8.88%, versus the contractual range of 0.16% to 8.75% presented in the table above. The interest rate ranges shown exclude structured notes accounted for at fair value.

(b)
Included long-term debt of $76.6 billion and $69.2 billion secured by assets totaling $171.6 billion and $156.7 billion at December 31, 2015 and 2014, respectively. The amount of long-term debt secured by assets does not include amounts related to hybrid instruments.

JPMorgan Chase & Co./2015 Annual Report	279

Notes to consolidated financial statements

(c)	Included $33.1 billion and $30.2 billion of long-term debt accounted for at fair value at December 31, 2015 and 2014, respectively.

(d)
Included $5.5 billion and $2.9 billion of outstanding zero-coupon notes at December 31, 2015 and 2014, respectively. The aggregate principal amount of these notes at their respective maturities is $16.2 billion and $7.5 billion, respectively. The aggregate principal amount reflects the contractual principal payment at maturity, which may exceed the contractual principal payment at the Firm’s next call date, if applicable.

(e)
Included on the Consolidated balance sheets in beneficial interests issued by consolidated VIEs. Also included $787 million and $2.2 billion accounted for at fair value at December 31, 2015 and 2014, respectively. Excluded short-term commercial paper and other short-term beneficial interests of $11.3 billion and $17.0 billion at December 31, 2015 and 2014, respectively.

(f)
At December 31, 2015, long-term debt in the aggregate of $39.1 billion was redeemable at the option of JPMorgan Chase, in whole or in part, prior to maturity, based on the terms specified in the respective instruments.

(g)
The aggregate carrying values of debt that matures in each of the five years subsequent to 2015 is $50.6 billion in 2016, $49.5 billion in 2017, $39.2 billion in 2018, $30.4 billion in 2019 and $30.7 billion in 2020.

The weighted-average contractual interest rates for total long-term debt excluding structured notes accounted for at fair value were 2.34% and 2.42% as of December 31, 2015 and 2014, respectively. In order to modify exposure to interest rate and currency exchange rate movements, JPMorgan Chase utilizes derivative instruments, primarily interest rate and cross-currency interest rate swaps, in conjunction with some of its debt issues. The use of these instruments modifies the Firm’s interest expense on the associated debt. The modified weighted-average interest rates for total long-term debt, including the effects of related derivative instruments, were 1.64% and 1.50% as of December 31, 2015 and 2014, respectively.
JPMorgan Chase & Co. has guaranteed certain long-term debt of its subsidiaries, including both long-term debt and structured notes. These guarantees rank on parity with the Firm’s other unsecured and unsubordinated indebtedness. The amount of such guaranteed long-term debt was $152 million and $352 million at December 31, 2015 and 2014, respectively.
The Firm’s unsecured debt does not contain requirements that would call for an acceleration of payments, maturities or changes in the structure of the existing debt, provide any limitations on future borrowings or require additional collateral, based on unfavorable changes in the Firm’s credit ratings, financial ratios, earnings or stock price.

Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities
At December 31, 2015, the Firm had outstanding eight wholly owned Delaware statutory business trusts (“issuer trusts”) that had issued trust preferred securities.
The junior subordinated deferrable interest debentures issued by the Firm to the issuer trusts, totaling $4.0 billion and $5.4 billion at December 31, 2015 and 2014, respectively, were reflected on the Firm’s Consolidated balance sheets in long-term debt, and in the table on the preceding page under the caption “Junior subordinated debt.” The Firm also records the common capital securities issued by the issuer trusts in other assets in its Consolidated balance sheets at December 31, 2015 and 2014. Beginning in 2014, the debentures issued to the issuer trusts by the Firm, less the common capital securities of the issuer trusts, began being phased out from inclusion as Tier 1 capital under Basel III. As of December 31, 2015 and 2014, $992 million and $2.7 billion of these debentures qualified as Tier 1 capital, while $3.0 billion and $2.7 billion qualified as Tier 2 capital.

280	JPMorgan Chase & Co./2015 Annual Report

The following is a summary of the outstanding trust preferred securities, including unamortized original issue discount, issued by each trust, and the junior subordinated deferrable interest debenture issued to each trust, as of December 31, 2015.

December 31, 2015 (in millions)	Amount of trust preferred securities issued by trust(a)	Principal amount of debenture issued to trust(b)	Issue date	Stated maturity of trust preferred securities and debentures	Earliest redemption date	Interest rate of trust preferred securities and debentures	Interest payment/distribution dates
BANK ONE Capital III	$474	$717	2000	2030	Any time	8.75%	Semiannually
Chase Capital II	483	496	1997	2027	Any time	LIBOR + 0.50%	Quarterly
Chase Capital III	296	304	1997	2027	Any time	LIBOR + 0.55%	Quarterly
Chase Capital VI	242	248	1998	2028	Any time	LIBOR + 0.625%	Quarterly
First Chicago NBD Capital I	249	256	1997	2027	Any time	LIBOR + 0.55%	Quarterly
J.P. Morgan Chase Capital XIII	466	477	2004	2034	Any time	LIBOR + 0.95%	Quarterly
JPMorgan Chase Capital XXI	836	832	2007	2037	Any time	LIBOR + 0.95%	Quarterly
JPMorgan Chase Capital XXIII	644	639	2007	2047	Any time	LIBOR + 1.00%	Quarterly
Total	$3,690	$3,969

(a)	Represents the amount of trust preferred securities issued to the public by each trust, including unamortized original-issue discount.

(b)
Represents the principal amount of JPMorgan Chase debentures issued to each trust, including unamortized original-issue discount. The principal amount of debentures issued to the trusts includes the impact of hedging and purchase accounting fair value adjustments that were recorded on the Firm’s Consolidated Financial Statements.

On April 2, 2015, the Firm redeemed $1.5 billion, or 100% of the liquidation amount, of the guaranteed capital debt securities (“trust preferred securities”) of JPMorgan Chase Capital XXIX trust preferred securities. On May 8, 2013, the Firm redeemed approximately $5.0 billion, or 100% of the liquidation amount, of the following eight series of trust preferred securities: JPMorgan Chase Capital X, XI, XII, XIV, XVI, XIX and XXIV, and BANK ONE Capital VI. Other income for the year ended December 31, 2013, reflected a modest loss related to the redemption of trust preferred securities.

JPMorgan Chase & Co./2015 Annual Report	281

Notes to consolidated financial statements

Note 22 – Preferred stock
At December 31, 2015 and 2014, JPMorgan Chase was authorized to issue 200 million shares of preferred stock, in one or more series, with a par value of $1 per share.

In the event of a liquidation or dissolution of the Firm, JPMorgan Chase’s preferred stock then outstanding takes precedence over the Firm’s common stock for the payment of dividends and the distribution of assets.

The following is a summary of JPMorgan Chase’s non-cumulative preferred stock outstanding as of December 31, 2015 and 2014.

	Shares at December 31,(a)		Carrying value (in millions) at December 31,		Issue date	Contractual rate in effect at December 31, 2015	Earliest redemption date	Date at which dividend rate becomes floating	Floating annual rate of three-month LIBOR plus:

	2015	2014	2015	2014
Fixed-rate:
Series O	125,750	125,750	$1,258	$1,258	8/27/2012	5.500%	9/1/2017	NA	NA
Series P	90,000	90,000	900	900	2/5/2013	5.450	3/1/2018	NA	NA
Series T	92,500	92,500	925	925	1/30/2014	6.700	3/1/2019	NA	NA
Series W	88,000	88,000	880	880	6/23/2014	6.300	9/1/2019	NA	NA
Series Y	143,000	—	1,430	—	2/12/2015	6.125	3/1/2020	NA	NA
Series AA	142,500	—	1,425	—	6/4/2015	6.100	9/1/2020	NA	NA
Series BB	115,000	—	1,150	—	7/29/2015	6.150	9/1/2020	NA	NA

Fixed-to-floating-rate:
Series I	600,000	600,000	6,000	6,000	4/23/2008	7.900%	4/30/2018	4/30/2018	LIBOR + 3.47%
Series Q	150,000	150,000	1,500	1,500	4/23/2013	5.150	5/1/2023	5/1/2023	LIBOR + 3.25
Series R	150,000	150,000	1,500	1,500	7/29/2013	6.000	8/1/2023	8/1/2023	LIBOR + 3.30
Series S	200,000	200,000	2,000	2,000	1/22/2014	6.750	2/1/2024	2/1/2024	LIBOR + 3.78
Series U	100,000	100,000	1,000	1,000	3/10/2014	6.125	4/30/2024	4/30/2024	LIBOR + 3.33
Series V	250,000	250,000	2,500	2,500	6/9/2014	5.000	7/1/2019	7/1/2019	LIBOR + 3.32
Series X	160,000	160,000	1,600	1,600	9/23/2014	6.100	10/1/2024	10/1/2024	LIBOR + 3.33
Series Z	200,000	—	2,000	—	4/21/2015	5.300	5/1/2020	5/1/2020	LIBOR + 3.80
Total preferred stock	2,606,750	2,006,250	$26,068	$20,063

(a)	Represented by depositary shares.
Each series of preferred stock has a liquidation value and redemption price per share of $10,000, plus any accrued but unpaid dividends.
Dividends on fixed-rate preferred stock are payable quarterly. Dividends on fixed-to-floating-rate preferred stock are payable semiannually while at a fixed rate, and will become payable quarterly after converting to a floating rate.
On September 1, 2013, the Firm redeemed all of the outstanding shares of its 8.625% Non-Cumulative Preferred Stock, Series J at their stated redemption value.
Redemption rights
Each series of the Firm’s preferred stock may be redeemed on any dividend payment date on or after the earliest redemption date for that series. All outstanding preferred stock series except Series I may also be redeemed following a “capital treatment event”, as described in the terms of each series. Any redemption of the Firm’s preferred stock is subject to non-objection from the Board of Governors of the Federal Reserve System (the “Federal Reserve”).

Note 23 – Common stock
At December 31, 2015 and 2014, JPMorgan Chase was authorized to issue 9.0 billion shares of common stock with a par value of $1 per share.
Common shares issued (newly issued or distributed from treasury) by JPMorgan Chase during the years ended December 31, 2015, 2014 and 2013 were as follows.

Year ended December 31, (in millions)	2015	2014	2013
Total issued – balance at January 1 and December 31	4,104.9	4,104.9	4,104.9
Treasury – balance at January 1	(390.1)	(348.8)	(300.9)
Purchase of treasury stock	(89.8)	(82.3)	(96.1)
Issued from treasury:
Employee benefits and compensation plans	32.8	39.8	47.1
Issuance of shares for warrant exercise	4.7	—	—
Employee stock purchase plans	1.0	1.2	1.1
Total issued from treasury	38.5	41.0	48.2
Total treasury – balance at December 31	(441.4)	(390.1)	(348.8)
Outstanding at December 31	3,663.5	3,714.8	3,756.1

282	JPMorgan Chase & Co./2015 Annual Report

At December 31, 2015, 2014, and 2013, respectively, the Firm had 47.4 million, 59.8 million and 59.8 million warrants outstanding to purchase shares of common stock (the “Warrants”). The Warrants are currently traded on the New York Stock Exchange, and they are exercisable, in whole or in part, at any time and from time to time until October 28, 2018. The original warrant exercise price was $42.42 per share. The number of shares issuable upon the exercise of each warrant and the warrant exercise price is subject to adjustment upon the occurrence of certain events, including, but not limited to, the extent to which regular quarterly cash dividends exceed $0.38 per share. As a result of the Firm’s quarterly common stock dividend exceeding $0.38 per share commencing with the second quarter of 2014, the exercise price of the Warrants has been adjusted each subsequent quarter, and was $42.284 as of December 31, 2015. There has been no change in the number of shares issuable upon exercise.
On March 11, 2015, in conjunction with the Federal Reserve’s release of its 2015 Comprehensive Capital Analysis and Review (“CCAR”) results, the Firm’s Board of Directors has authorized a $6.4 billion common equity (i.e., common stock and warrants) repurchase program. As of December 31, 2015, $2.7 billion (on a settlement-date basis) of authorized repurchase capacity remained under the program. This authorization includes shares repurchased to offset issuances under the Firm’s equity-based compensation plans.
The following table sets forth the Firm’s repurchases of common equity for the years ended December 31, 2015, 2014 and 2013, on a settlement-date basis. There were no warrants repurchased during the years ended December 31, 2015, 2014 and 2013.

Year ended December 31, (in millions)	2015	2014	2013
Total number of shares of common stock repurchased	89.8	82.3	96.1
Aggregate purchase price of common stock repurchases	$5,616	$4,760	$4,789
The Firm may, from time to time, enter into written trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate repurchases in accordance with the common equity repurchase program. A Rule 10b5-1 repurchase plan allows the Firm to repurchase its equity during periods when it would not otherwise be repurchasing common equity — for example, during internal trading “blackout periods.” All purchases under a Rule 10b5-1 plan must be made according to a predefined plan established when the Firm is not aware of material nonpublic information. For additional information regarding repurchases of the Firm’s equity securities, see Part II,
Item 5: Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities, on page 20.

As of December 31, 2015, approximately 195 million unissued shares of common stock were reserved for issuance under various employee incentive, compensation, option and stock purchase plans, director compensation plans, and the Warrants, as discussed above.
Note 24 – Earnings per share
Earnings per share (“EPS”) is calculated under the two-class method under which all earnings (distributed and undistributed) are allocated to each class of common stock and participating securities based on their respective rights to receive dividends. JPMorgan Chase grants restricted stock and RSUs to certain employees under its stock-based compensation programs, which entitle recipients to receive nonforfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of common stock; these unvested awards meet the definition of participating securities. Options issued under employee benefit plans that have an antidilutive effect are excluded from the computation of diluted EPS.
The following table presents the calculation of basic and diluted EPS for the years ended December 31, 2015, 2014 and 2013.

Year ended December 31, (in millions, except per share amounts)	2015	2014	2013
Basic earnings per share
Net income	$24,442	$21,745	$17,886
Less: Preferred stock dividends	1,515	1,125	805
Net income applicable to common equity	22,927	20,620	17,081
Less: Dividends and undistributed earnings allocated to participating securities	521	543	524
Net income applicable to common stockholders	$22,406	$20,077	$16,557

Total weighted-average basic shares outstanding	3,700.4	3,763.5	3,782.4
Net income per share	$6.05	$5.33	$4.38

Diluted earnings per share
Net income applicable to common stockholders	$22,406	$20,077	$16,557

Total weighted-average basic shares outstanding	3,700.4	3,763.5	3,782.4
Add: Employee stock options, SARs and warrants(a)	32.4	34.0	32.5
Total weighted-average diluted shares outstanding(b)	3,732.8	3,797.5	3,814.9
Net income per share	$6.00	$5.29	$4.34

(a)
Excluded from the computation of diluted EPS (due to the antidilutive effect) were certain options issued under employee benefit plans. The aggregate number of shares issuable upon the exercise of such options was not material for the year ended December 31, 2015, and 1 million and 6 million for the years ended December 31, 2014 and 2013, respectively.

(b)	Participating securities were included in the calculation of diluted EPS using the two-class method, as this computation was more dilutive than the calculation using the treasury stock method.

JPMorgan Chase & Co./2015 Annual Report	283

Notes to consolidated financial statements

Note 25 – Accumulated other comprehensive income/(loss)
AOCI includes the after-tax change in unrealized gains and losses on investment securities, foreign currency translation adjustments (including the impact of related derivatives), cash flow hedging activities, and net loss and prior service costs/(credit) related to the Firm’s defined benefit pension and OPEB plans.

Year ended December 31,	Unrealized gains/(losses) on investment securities(a)	Translation adjustments, net of hedges	Cash flow hedges	Defined benefit pension and OPEB plans	Accumulated other comprehensive income/(loss)
(in millions)
Balance at December 31, 2012	$6,868	$(95)	$120	$(2,791)	$4,102
Net change	(4,070)	(41)	(259)	1,467	(2,903)
Balance at December 31, 2013	$2,798	$(136)	$(139)	$(1,324)	$1,199
Net change	1,975	(11)	44	(1,018)	990
Balance at December 31, 2014	$4,773	$(147)	$(95)	$(2,342)	$2,189
Net change	(2,144)	(15)	51	111	(1,997)
Balance at December 31, 2015	$2,629	$(162)	$(44)	$(2,231)	$192

(a)
Represents the after-tax difference between the fair value and amortized cost of securities accounted for as AFS including, as of the date of transfer during 2014, $9 million of net unrealized losses related to AFS securities that were transferred to HTM. Subsequent to transfer, includes any net unamortized unrealized gains and losses related to the transferred securities.

The following table presents the before- and after-tax changes in the components of other comprehensive income/(loss).

	2015			2014			2013
Year ended December 31, (in millions)	Pretax	Tax effect	After-tax	Pretax	Tax effect	After-tax	Pretax	Tax effect	After-tax
Unrealized gains/(losses) on investment securities:
Net unrealized gains/(losses) arising during the period	$(3,315)	$1,297	$(2,018)	$3,193	$(1,170)	$2,023	$(5,987)	$2,323	$(3,664)
Reclassification adjustment for realized (gains)/losses included in net income(a)	(202)	76	(126)	(77)	29	(48)	(667)	261	(406)
Net change	(3,517)	1,373	(2,144)	3,116	(1,141)	1,975	(6,654)	2,584	(4,070)
Translation adjustments:
Translation(b)	(1,876)	682	(1,194)	(1,638)	588	(1,050)	(807)	295	(512)
Hedges(b)	1,885	(706)	1,179	1,698	(659)	1,039	773	(302)	471
Net change	9	(24)	(15)	60	(71)	(11)	(34)	(7)	(41)
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	(97)	35	(62)	98	(39)	59	(525)	206	(319)
Reclassification adjustment for realized (gains)/losses included in net income(c)(e)	180	(67)	113	(24)	9	(15)	101	(41)	60
Net change	83	(32)	51	74	(30)	44	(424)	165	(259)
Defined benefit pension and OPEB plans:
Prior service credits arising during the period	—	—	—	(53)	21	(32)	—	—	—
Net gains/(losses) arising during the period	29	(47)	(18)	(1,697)	688	(1,009)	2,055	(750)	1,305
Reclassification adjustments included in net income(d):
Amortization of net loss	282	(106)	176	72	(29)	43	321	(124)	197
Prior service costs/(credits)	(36)	14	(22)	(44)	17	(27)	(43)	17	(26)
Foreign exchange and other	33	(58)	(25)	39	(32)	7	(14)	5	(9)
Net change	308	(197)	111	(1,683)	665	(1,018)	2,319	(852)	1,467
Total other comprehensive income/(loss)	$(3,117)	$1,120	$(1,997)	$1,567	$(577)	$990	$(4,793)	$1,890	$(2,903)

(a)	The pretax amount is reported in securities gains in the Consolidated statements of income.

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

(e)
In 2015, the Firm reclassified approximately $150 million of net losses from AOCI to other income because the Firm determined that it is probable that the forecasted interest payment cash flows will not occur. For additional information, see Note 6.

284	JPMorgan Chase & Co./2015 Annual Report

Note 26 – Income taxes
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
Effective tax rate and expense
A reconciliation of the applicable statutory U.S. income tax rate to the effective tax rate for each of the years ended December 31, 2015, 2014 and 2013, is presented in the following table.

Effective tax rate
Year ended December 31,	2015	2014	2013
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
Increase/(decrease) in tax rate resulting from:
U.S. state and local income taxes, net of U.S. federal income tax benefit	1.5	2.7	2.2
Tax-exempt income	(3.3)	(3.1)	(3.0)
Non-U.S. subsidiary earnings(a)	(3.9)	(2.0)	(4.8)
Business tax credits	(3.7)	(3.3)	(3.4)
Nondeductible legal expense	0.8	2.3	7.8
Tax audit resolutions	(5.7)	(1.4)	(0.6)
Other, net	(0.3)	(1.0)	(0.3)
Effective tax rate	20.4%	29.2%	32.9%

(a)	Predominantly includes earnings of U.K. subsidiaries that are deemed to be reinvested indefinitely.

The components of income tax expense/(benefit) included in the Consolidated statements of income were as follows for each of the years ended December 31, 2015, 2014, and 2013.

Income tax expense/(benefit)
Year ended December 31, (in millions)	2015	2014	2013
Current income tax expense/(benefit)
U.S. federal	$3,160	$2,382	$(654)
Non-U.S.	1,220	1,353	1,308
U.S. state and local	547	857	(4)
Total current income tax expense/(benefit)	4,927	4,592	650
Deferred income tax expense/(benefit)
U.S. federal	1,213	3,890	7,216
Non-U.S.	(95)	71	10
U.S. state and local	215	401	913
Total deferred income tax expense/(benefit)	1,333	4,362	8,139
Total income tax expense	$6,260	$8,954	$8,789
Total income tax expense includes $2.4 billion, $451 million and $531 million of tax benefits recorded in 2015, 2014, and 2013, respectively, as a result of tax audit resolutions. In 2013, the relationship between current and deferred income tax expense was largely driven by the reversal of significant deferred tax assets as well as prior-year tax adjustments and audit resolutions.
Tax effect of items recorded in stockholders’ equity
The preceding table does not reflect the tax effect of certain items that are recorded each period directly in stockholders’ equity and certain tax benefits associated with the Firm’s employee stock-based compensation plans. The tax effect of all items recorded directly to stockholders’ equity resulted in a increase of $1.5 billion in 2015, a decrease of $140 million in 2014, and an increase of $2.1 billion in 2013.
Results from Non-U.S. earnings
The following table presents the U.S. and non-U.S. components of income before income tax expense for the years ended December 31, 2015, 2014 and 2013.

Year ended December 31, (in millions)	2015	2014	2013
U.S.	$23,191	$23,422	$17,990
Non-U.S.(a)	7,511	7,277	8,685
Income before income tax expense	$30,702	$30,699	$26,675

(a)	For purposes of this table, non-U.S. income is defined as income generated from operations located outside the U.S.
U.S. federal income taxes have not been provided on the undistributed earnings of certain non-U.S. subsidiaries, to the extent that such earnings have been reinvested abroad for an indefinite period of time. Based on JPMorgan Chase’s ongoing review of the business requirements and capital needs of its non-U.S. subsidiaries, combined with the formation of specific strategies and steps taken to fulfill

JPMorgan Chase & Co./2015 Annual Report	285

these requirements and needs, the Firm has determined that the undistributed earnings of certain of its subsidiaries would be indefinitely reinvested to fund current and future growth of the related businesses. As management does not intend to use the earnings of these subsidiaries as a source of funding for its U.S. operations, such earnings will not be distributed to the U.S. in the foreseeable future. For 2015, pretax earnings of $3.5 billion were generated and will be indefinitely reinvested in these subsidiaries. At December 31, 2015, the cumulative amount of undistributed pretax earnings in these subsidiaries were $34.6 billion. If the Firm were to record a deferred tax liability associated with these undistributed earnings, the amount would be $8.2 billion at December 31, 2015.
These undistributed earnings are related to subsidiaries located predominantly in the U.K. where the 2015 statutory tax rate was 20.25%.
Affordable housing tax credits
The Firm recognized $1.6 billion, $1.6 billion and $1.5 billion of tax credits and other tax benefits associated with investments in affordable housing projects within income tax expense for the years 2015, 2014 and 2013, respectively. The amount of amortization of such investments reported in income tax expense under the current period presentation during these years was $1.1 billion, $1.1 billion and $989 million, respectively. The carrying value of these investments, which are reported in other assets on the Firm’s Consolidated balance sheets, was $7.7 billion and $7.3 billion at December 31, 2015 and 2014, respectively. The amount of commitments related to these investments, which are reported in accounts payable and other liabilities on the Firm’s Consolidated balance sheets, was $2.0 billion and $1.8 billion at December 31, 2015 and 2014, respectively.

Deferred taxes
Deferred income tax expense/(benefit) results from differences between assets and liabilities measured for financial reporting purposes versus income tax return purposes. Deferred tax assets are recognized if, in management’s judgment, their realizability is determined to be more likely than not. If a deferred tax asset is determined to be unrealizable, a valuation allowance is established. The significant components of deferred tax assets and liabilities are reflected in the following table as of December 31, 2015 and 2014.

December 31, (in millions)	2015	2014
Deferred tax assets
Allowance for loan losses	$5,343	$5,756
Employee benefits	2,972	3,378
Accrued expenses and other	7,299	8,637
Non-U.S. operations	5,365	5,106
Tax attribute carryforwards	2,602	570
Gross deferred tax assets	23,581	23,447
Valuation allowance	(735)	(820)
Deferred tax assets, net of valuation allowance	$22,846	$22,627
Deferred tax liabilities
Depreciation and amortization	$3,167	$3,073
Mortgage servicing rights, net of hedges	4,968	5,533
Leasing transactions	3,042	2,495
Non-U.S. operations	4,285	4,444
Other, net	4,419	5,392
Gross deferred tax liabilities	19,881	20,937
Net deferred tax assets	$2,965	$1,690
JPMorgan Chase has recorded deferred tax assets of $2.6 billion at December 31, 2015, in connection with U.S. federal, state and local, and non-U.S. net operating loss (“NOL”) carryforwards and foreign tax credit carryforwards. At December 31, 2015, total U.S. federal NOL carryforwards were approximately $5.2 billion, state and local NOL carryforwards were $509 million, and non-U.S. NOL carryforwards were $288 million. If not utilized, the U.S. federal NOLs will expire between 2025 and 2034 and the state and local and non-U.S. NOL carryforwards will expire between 2016 and 2017. Non-U.S. tax credit carryforwards were $704 million and will expire by 2023.
The valuation allowance at December 31, 2015, was due to losses associated with non-U.S. subsidiaries.

286	JPMorgan Chase & Co./2015 Annual Report

Unrecognized tax benefits
At December 31, 2015, 2014 and 2013, JPMorgan Chase’s unrecognized tax benefits, excluding related interest expense and penalties, were $3.5 billion, $4.9 billion and $5.5 billion, respectively, of which $2.1 billion, $3.5 billion and $3.7 billion, respectively, if recognized, would reduce the annual effective tax rate. Included in the amount of unrecognized tax benefits are certain items that would not affect the effective tax rate if they were recognized in the Consolidated statements of income. These unrecognized items include the tax effect of certain temporary differences, the portion of gross state and local unrecognized tax benefits that would be offset by the benefit from associated U.S. federal income tax deductions, and the portion of gross non-U.S. unrecognized tax benefits that would have offsets in other jurisdictions. JPMorgan Chase is presently under audit by a number of taxing authorities, most notably by the Internal Revenue Service as summarized in the Tax examination status table below. As JPMorgan Chase is presently under audit by a number of taxing authorities, it is reasonably possible that over the next 12 months the resolution of these examinations may increase or decrease the gross balance of unrecognized tax benefits by as much as approximately $800 million. Upon settlement of an audit, the change in the unrecognized tax benefit balance would result from payment or income statement recognition.
The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2015, 2014 and 2013.

Year ended December 31, (in millions)	2015	2014	2013
Balance at January 1,	$4,911	$5,535	$7,158
Increases based on tax positions related to the current period	408	810	542
Increases based on tax positions related to prior periods	1,028	477	88
Decreases based on tax positions related to prior periods	(2,646)	(1,902)	(2,200)
Decreases related to cash settlements with taxing authorities	(204)	(9)	(53)
Balance at December 31,	$3,497	$4,911	$5,535
After-tax interest expense/(benefit) and penalties related to income tax liabilities recognized in income tax expense were $(156) million, $17 million and $(184) million in 2015, 2014 and 2013, respectively.
At December 31, 2015 and 2014, in addition to the liability for unrecognized tax benefits, the Firm had accrued $578 million and $1.2 billion, respectively, for income tax-related interest and penalties.

Tax examination status
JPMorgan Chase is continually under examination by the Internal Revenue Service, by taxing authorities throughout the world, and by many states throughout the U.S. The following table summarizes the status of significant income tax examinations of JPMorgan Chase and its consolidated subsidiaries as of December 31, 2015.

December 31, 2015	Periods under examination	Status
JPMorgan Chase – U.S.	2003 – 2005	Field examination completed; at Appellate level
JPMorgan Chase – U.S.	2006 – 2010	Field examination completed, JPMorgan Chase filed amended returns and intends to appeal
JPMorgan Chase – U.S.	2011 – 2013	Field Examination
JPMorgan Chase – New York State	2008 – 2011	Field Examination
JPMorgan Chase – California	2011 – 2012	Field Examination
JPMorgan Chase – U.K.	2006 – 2012	Field examination of certain select entities

JPMorgan Chase & Co./2015 Annual Report	287

Notes to consolidated financial statements

Note 27 – Restrictions on cash and intercompany funds transfers
The business of JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank, N.A.”) is subject to examination and regulation by the Office of the Comptroller of the Currency. The Bank is a member of the U.S. Federal Reserve System, and its deposits in the U.S. are insured by the FDIC.
The Federal Reserve requires depository institutions to maintain cash reserves with a Federal Reserve Bank. The average required amount of reserve balances deposited by the Firm’s bank subsidiaries with various Federal Reserve Banks was approximately $14.4 billion and $10.6 billion in 2015 and 2014, respectively.
Restrictions imposed by U.S. federal law prohibit JPMorgan Chase & Co. (“Parent Company”) and certain of its affiliates from borrowing from banking subsidiaries unless the loans are secured in specified amounts. Such secured loans provided by any banking subsidiary to the Parent Company or to any particular affiliate, together with certain other transactions with such affiliate, (collectively referred to as “covered transactions”), are generally limited to 10% of the banking subsidiary’s total capital, as determined by the risk-based capital guidelines; the aggregate amount of covered transactions between any banking subsidiary and all of its affiliates is limited to 20% of the banking subsidiary’s total capital.
The principal sources of JPMorgan Chase’s income (on a parent company-only basis) are dividends and interest from JPMorgan Chase Bank, N.A., and the other banking and nonbanking subsidiaries of JPMorgan Chase. In addition to dividend restrictions set forth in statutes and regulations, the Federal Reserve, the Office of the Comptroller of the Currency (“OCC”) and the FDIC have authority under the Financial Institutions Supervisory Act to prohibit or to limit the payment of dividends by the banking organizations they supervise, including JPMorgan Chase and its subsidiaries that are banks or bank holding companies, if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization.
At January 1, 2016, JPMorgan Chase’s banking subsidiaries could pay, in the aggregate, approximately $25 billion in dividends to their respective bank holding companies without the prior approval of their relevant banking regulators. The capacity to pay dividends in 2016 will be supplemented by the banking subsidiaries’ earnings during the year.

In compliance with rules and regulations established by U.S. and non-U.S. regulators, as of December 31, 2015 and 2014, cash in the amount of $12.6 billion and $16.8 billion, respectively, were segregated in special bank accounts for the benefit of securities and futures brokerage customers. Also, as of December 31, 2015 and 2014, the Firm had receivables within other assets of $16.2 billion and $14.9 billion, respectively, consisting of cash deposited with clearing organizations for the benefit of customers. Securities with a fair value of $20.0 billion and $10.1 billion, respectively, were also restricted in relation to customer activity. In addition, as of December 31, 2015 and 2014, the Firm had other restricted cash of $3.7 billion and $3.3 billion, respectively, primarily representing cash reserves held at non-U.S. central banks and held for other general purposes.
Note 28 – Regulatory capital
The Federal Reserve establishes capital requirements, including well-capitalized standards, for the consolidated financial holding company. The OCC establishes similar capital requirements and standards for the Firm’s national banks, including JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A.
Basel III capital rules, for large and internationally active U.S. bank holding companies and banks, including the Firm and its insured depository institution (“IDI”) subsidiaries, revised, among other things, the definition of capital and introduced a new common equity tier 1 capital (“CET1 capital”) requirement. Basel III presents two comprehensive methodologies for calculating risk-weighted assets (“RWA”), a general (Standardized) approach, which replaced Basel I RWA effective January 1, 2015 (“Basel III Standardized”) and an advanced approach, which replaced Basel II RWA (“Basel III Advanced”); and sets out minimum capital ratios and overall capital adequacy standards. Certain of the requirements of Basel III are subject to phase-in periods that began on January 1, 2014 and continue through the end of 2018 (“transitional period”).
There are three categories of risk-based capital under the Basel III Transitional rules: CET1 capital, as well as Tier 1 capital and Tier 2 capital. CET1 capital predominantly includes common stockholders’ equity (including capital for AOCI related to debt and equity securities classified as AFS as well as for defined benefit pension and OPEB plans), less certain deductions for goodwill, MSRs and deferred tax assets that arise from NOL and tax credit carryforwards. Tier 1 capital predominantly consists of CET1 capital as well as perpetual preferred stock. Tier 2 capital includes long-term debt qualifying as Tier 2 and qualifying allowance for credit losses. Total capital is Tier 1 capital plus Tier 2 capital.

288	JPMorgan Chase & Co./2015 Annual Report

The following tables present the regulatory capital, assets and risk-based capital ratios for JPMorgan Chase and its significant national bank subsidiaries under both Basel III Standardized Transitional and Basel III Advanced Transitional at December 31, 2015 and 2014.

	JPMorgan Chase & Co.(f)
	Basel III Standardized Transitional		Basel III Advanced Transitional
(in millions, except ratios)	Dec 31, 2015	Dec 31, 2014	Dec 31, 2015	Dec 31, 2014
Regulatory capital
CET1 capital	$175,398	$164,426	$175,398	$164,426
Tier 1 capital(a)	200,482	186,263	200,482	186,263
Total capital	234,413	221,117	224,616	210,576

Assets
Risk-weighted(b)	1,465,262	1,472,602	1,485,336	1,608,240
Adjusted average(c)	2,361,177	2,464,915	2,361,177	2,464,915

Capital ratios(d)
CET1	12.0%	11.2%	11.8%	10.2%
Tier 1(a)	13.7	12.6	13.5	11.6
Total	16.0	15.0	15.1	13.1
Tier 1 leverage(e)	8.5	7.6	8.5	7.6

	JPMorgan Chase Bank, N.A.(f)
	Basel III Standardized Transitional		Basel III Advanced Transitional
(in millions, except ratios)	Dec 31, 2015	Dec 31, 2014	Dec 31, 2015	Dec 31, 2014
Regulatory capital
CET1 capital	$168,857	$156,567	$168,857	$156,567
Tier 1 capital(a)	169,222	156,891	169,222	156,891
Total capital	183,262	173,322	176,423	166,326

Assets
Risk-weighted(b)	1,264,056	1,230,358	1,249,607	1,330,175
Adjusted average(c)	1,913,448	1,968,131	1,913,448	1,968,131

Capital ratios(d)
CET1	13.4%	12.7%	13.5%	11.8%
Tier 1(a)	13.4	12.8	13.5	11.8
Total	14.5	14.1	14.1	12.5
Tier 1 leverage(e)	8.8	8.0	8.8	8.0

	Chase Bank USA, N.A.(f)
	Basel III Standardized Transitional		Basel III Advanced Transitional
(in millions, except ratios)	Dec 31, 2015	Dec 31, 2014	Dec 31, 2015	Dec 31, 2014
Regulatory capital
CET1 capital	$15,419	$14,556	$15,419	$14,556
Tier 1 capital(a)	15,419	14,556	15,419	14,556
Total capital	21,418	20,517	20,069	19,206

Assets
Risk-weighted(b)	105,807	103,468	181,775	157,565
Adjusted average(c)	134,152	128,111	134,152	128,111

Capital ratios(d)
CET1	14.6%	14.1%	8.5%	9.2%
Tier 1(a)	14.6	14.1	8.5	9.2
Total	20.2	19.8	11.0	12.2
Tier 1 leverage(e)	11.5	11.4	11.5	11.4

(a)
At December 31, 2015, trust preferred securities included in Basel III Tier 1 capital were $992 million and $420 million for JPMorgan Chase and JPMorgan Chase Bank, N.A., respectively. At December 31, 2015 Chase Bank USA, N.A. had no trust preferred securities.

(b)	Effective January 1, 2015, the Basel III Standardized RWA is calculated under the Basel III definition of the Standardized approach. Prior periods were based on Basel I (inclusive of Basel 2.5).

(c)
Adjusted average assets, for purposes of calculating the Tier 1 leverage ratio, includes total quarterly average assets adjusted for unrealized gains/(losses) on securities, less deductions for goodwill and other intangible assets, defined benefit pension plan assets, and deferred tax assets related to net operating loss carryforwards.

(d)
For each of the risk-based capital ratios, the capital adequacy of the Firm and its national bank subsidiaries are evaluated against the Basel III approach, Standardized or Advanced, resulting in the lower ratio (the “Collins Floor”), as required by the Collins Amendment of the Dodd-Frank Act.

(e)	The Tier 1 leverage ratio is not a risk-based measure of capital. This ratio is calculated by dividing Tier 1 capital by adjusted average assets.

(f)
Asset and capital amounts for JPMorgan Chase’s banking subsidiaries reflect intercompany transactions; whereas the respective amounts for JPMorgan Chase reflect the elimination of intercompany transactions.

Note:
Rating agencies allow measures of capital to be adjusted upward for deferred tax liabilities, which have resulted from both non-taxable business combinations and from tax-deductible goodwill. The Firm had deferred tax liabilities resulting from non-taxable business combinations of $105 million and $130 million at December 31, 2015, and 2014, respectively; and deferred tax liabilities resulting from tax-deductible goodwill of $3.0 billion and $2.7 billion at December 31, 2015, and 2014, respectively.

JPMorgan Chase & Co./2015 Annual Report	289

Notes to consolidated financial statements

Under the risk-based capital guidelines of the Federal Reserve, JPMorgan Chase is required to maintain minimum ratios of CET1, Tier 1 and Total capital to risk-weighted assets, as well as minimum leverage ratios (which are defined as Tier 1 capital divided by adjusted quarterly average assets). Failure to meet these minimum requirements could cause the Federal Reserve to take action. Bank subsidiaries also are subject to these capital requirements by their respective primary regulators. The following table presents the minimum ratios to which the Firm and its national bank subsidiaries are subject as of December 31, 2015.

	Minimum capital ratios(a)	Well-capitalized ratios
		BHC(b)	IDI(c)
Capital ratios
CET1	4.5%	—%	6.5%
Tier 1	6.0	6.0	8.0
Total	8.0	10.0	10.0
Tier 1 leverage	4.0	—	5.0

(a)	As defined by the regulations issued by the Federal Reserve, OCC and FDIC and to which the Firm and its national bank subsidiaries are subject.

(b)	Represents requirements for bank holding companies pursuant to regulations issued by the Federal Reserve.

(c)	Represents requirements for bank subsidiaries pursuant to regulations issued under the FDIC Improvement Act.
As of December 31, 2015 and 2014, JPMorgan Chase and all of its banking subsidiaries were well-capitalized and met all capital requirements to which each was subject.

Note 29 – Off–balance sheet lending-related financial instruments, guarantees, and other commitments
JPMorgan Chase provides lending-related financial instruments (e.g., commitments and guarantees) to meet the financing needs of its customers. The contractual amount of these financial instruments represents the maximum possible credit risk to the Firm should the counterparty draw upon the commitment or the Firm be required to fulfill its obligation under the guarantee, and should the counterparty subsequently fail to perform according to the terms of the contract. Most of these commitments and guarantees expire without being drawn or a default occurring. As a result, the total contractual amount of these instruments is not, in the Firm’s view, representative of its actual future credit exposure or funding requirements.
To provide for probable credit losses inherent in wholesale and certain consumer lending-commitments, an allowance for credit losses on lending-related commitments is maintained. See Note 15 for further information regarding the allowance for credit losses on lending-related commitments. The following table summarizes the contractual amounts and carrying values of off-balance sheet lending-related financial instruments, guarantees and other commitments at December 31, 2015 and 2014. The amounts in the table below for credit card and home equity lending-related commitments represent the total available credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit for these products will be utilized at the same time. The Firm can reduce or cancel credit card lines of credit by providing the borrower notice or, in some cases as permitted by law, without notice. In addition, the Firm typically closes credit card lines when the borrower is 60 days or more past due. The Firm may reduce or close home equity lines of credit when there are significant decreases in the value of the underlying property, or when there has been a demonstrable decline in the creditworthiness of the borrower.

290	JPMorgan Chase & Co./2015 Annual Report

Off–balance sheet lending-related financial instruments, guarantees and other commitments
	Contractual amount						Carrying value(j)
	2015					2014	2015	2014
By remaining maturity at December 31, (in millions)	Expires in 1 year or less	Expires after 1 year through 3 years	Expires after 3 years through 5 years	Expires after 5 years	Total	Total
Lending-related
Consumer, excluding credit card:
Home equity – senior lien	$1,546	$3,817	$726	$4,743	$10,832	$11,807	$—	$—
Home equity – junior lien	2,375	4,354	657	4,538	11,924	14,859	—	—
Prime mortgage(a)	12,992	—	—	—	12,992	8,579	—	—
Subprime mortgage	—	—	—	—	—	—	—	—
Auto	8,907	1,160	80	90	10,237	10,462	2	2
Business banking	11,085	699	92	475	12,351	11,894	12	11
Student and other	4	3	—	135	142	552	—	—
Total consumer, excluding credit card	36,909	10,033	1,555	9,981	58,478	58,153	14	13
Credit card	515,518	—	—	—	515,518	525,963	—	—
Total consumer(b)	552,427	10,033	1,555	9,981	573,996	584,116	14	13
Wholesale:
Other unfunded commitments to extend credit(c)(d)(e)	85,861	89,925	140,640	6,899	323,325	318,278	649	491
Standby letters of credit and other financial guarantees(c)(d)(e)	16,083	14,287	5,819	2,944	39,133	44,272	548	671
Other letters of credit(c)	3,570	304	67	—	3,941	4,331	2	1
Total wholesale(f)(g)	105,514	104,516	146,526	9,843	366,399	366,881	1,199	1,163
Total lending-related	$657,941	$114,549	$148,081	$19,824	$940,395	$950,997	$1,213	$1,176
Other guarantees and commitments
Securities lending indemnification agreements and guarantees(h)	$183,329	$—	$—	$—	$183,329	$171,059	$—	$—
Derivatives qualifying as guarantees	3,194	285	11,160	39,145	53,784	53,589	222	80
Unsettled reverse repurchase and securities borrowing agreements	42,482	—	—	—	42,482	40,993	—	—
Unsettled repurchase and securities lending agreements	21,798	—	—	—	21,798	42,578	—	—
Loan sale and securitization-related indemnifications:
Mortgage repurchase liability	NA	NA	NA	NA	NA	NA	148	275
Loans sold with recourse	NA	NA	NA	NA	4,274	6,063	82	102
Other guarantees and commitments(i)	369	2,603	1,075	1,533	5,580	5,720	(94)	(121)

(a)	Includes certain commitments to purchase loans from correspondents.

(b)	Predominantly all consumer lending-related commitments are in the U.S.

(c)
At December 31, 2015 and 2014, reflects the contractual amount net of risk participations totaling $385 million and $243 million, respectively, for other unfunded commitments to extend credit; $11.2 billion and $13.0 billion, respectively, for standby letters of credit and other financial guarantees; and $341 million and $469 million, respectively, for other letters of credit. In regulatory filings with the Federal Reserve these commitments are shown gross of risk participations.

(d)
At December 31, 2015 and 2014, included credit enhancements and bond and commercial paper liquidity commitments to U.S. states and municipalities, hospitals and other nonprofit entities of $12.3 billion and $14.8 billion, respectively, within other unfunded commitments to extend credit; and $9.6 billion and $13.3 billion, respectively, within standby letters of credit and other financial guarantees. Other unfunded commitments to extend credit also include liquidity facilities to nonconsolidated municipal bond VIEs; see Note 16.

(e)
Effective in 2015, commitments to issue standby letters of credit, including those that could be issued under multipurpose facilities, are presented as other unfunded commitments to extend credit. Previously, such commitments were presented as standby letters of credit and other financial guarantees. At December 31, 2014, these commitments were $45.6 billion. Prior period amounts have been revised to conform with current period presentation.

(f)	At December 31, 2015 and 2014, the U.S. portion of the contractual amount of total wholesale lending-related commitments was 77% and 73%, respectively.

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

(h)
At December 31, 2015 and 2014, collateral held by the Firm in support of securities lending indemnification agreements was $190.6 billion and $177.1 billion, respectively. Securities lending collateral consist of primarily cash and securities issued by governments that are members of the Organisation for Economic Co-operation and Development (“OECD”) and U.S. government agencies.

(i)
At December 31, 2015 and 2014, included unfunded commitments of $50 million and $147 million, respectively, to third-party private equity funds; and $871 million and $961 million, respectively, to other equity investments. These commitments included $73 million and $150 million, respectively, related to investments that are generally fair valued at net asset value as discussed in Note 3. In addition, at December 31, 2015 and 2014, included letters of credit hedged by derivative transactions and managed on a market risk basis of $4.6 billion and $4.5 billion, respectively.

(j)
For lending-related products, the carrying value represents the allowance for lending-related commitments and the guarantee liability; for derivative-related products, the carrying value represents the fair value.

JPMorgan Chase & Co./2015 Annual Report	291

Notes to consolidated financial statements

Other unfunded commitments to extend credit
Other unfunded commitments to extend credit generally consist of commitments for working capital and general corporate purposes, extensions of credit to support commercial paper facilities and bond financings in the event that those obligations cannot be remarketed to new investors, as well as committed liquidity facilities to clearing organizations. The Firm also issues commitments under multipurpose facilities which could be drawn upon in several forms, including the issuance of a standby letter of credit.
Also included in other unfunded commitments to extend credit are commitments to noninvestment-grade counterparties in connection with leveraged finance activities, which were $32.1 billion and $23.4 billion at December 31, 2015 and 2014, respectively. For further information, see Note 3 and Note 4.
The Firm acts as a settlement and custody bank in the U.S. tri-party repurchase transaction market. In its role as settlement and custody bank, the Firm is exposed to the intra-day credit risk of its cash borrower clients, usually broker-dealers. This exposure arises under secured clearance advance facilities that the Firm extends to its clients (i.e. cash borrowers); these facilities contractually limit the Firm’s intra-day credit risk to the facility amount and must be repaid by the end of the day. As of December 31, 2015 and 2014, the secured clearance advance facility maximum outstanding commitment amount was $2.9 billion and $12.6 billion, respectively.
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

As required by U.S. GAAP, the Firm initially records guarantees at the inception date fair value of the obligation assumed (e.g., the amount of consideration received or the net present value of the premium receivable). For certain types of guarantees, the Firm records this fair value amount in other liabilities with an offsetting entry recorded in cash (for premiums received), or other assets (for premiums receivable). Any premium receivable recorded in other assets is reduced as cash is received under the contract, and the fair value of the liability recorded at inception is amortized into income as lending and deposit-related fees over the life of the guarantee contract. For indemnifications provided in sales agreements, a portion of the sale proceeds is allocated to the guarantee, which adjusts the gain or loss that would otherwise result from the transaction. For these indemnifications, the initial liability is amortized to income as the Firm’s risk is reduced (i.e., over time or when the indemnification expires). Any contingent liability that exists as a result of issuing the guarantee or indemnification is recognized when it becomes probable and reasonably estimable. The contingent portion of the liability is not recognized if the estimated amount is less than the carrying amount of the liability recognized at inception (adjusted for any amortization). The recorded amounts of the liabilities related to guarantees and indemnifications at December 31, 2015 and 2014, excluding the allowance for credit losses on lending-related commitments, are discussed below.
Standby letters of credit and other financial guarantees
Standby letters of credit (“SBLC”) and other financial guarantees are conditional lending commitments issued by the Firm to guarantee the performance of a customer to a third party under certain arrangements, such as commercial paper facilities, bond financings, acquisition financings, trade and similar transactions. The carrying values of standby and other letters of credit were $550 million and $672 million at December 31, 2015 and 2014, respectively, which were classified in accounts payable and other liabilities on the Consolidated balance sheets; these carrying values included $123 million and $118 million, respectively, for the allowance for lending-related commitments, and $427 million and $554 million, respectively, for the guarantee liability and corresponding asset.

The following table summarizes the types of facilities under which standby letters of credit and other letters of credit arrangements are outstanding by the ratings profiles of the Firm’s customers, as of December 31, 2015 and 2014.
Standby letters of credit, other financial guarantees and other letters of credit

	2015		2014
December 31, (in millions)	Standby letters of credit and other financial guarantees(b)	Other letters of credit	Standby letters of credit and other financial guarantees(b)	Other letters of credit
Investment-grade(a)	$31,751	$3,290	$37,709	$3,476
Noninvestment-grade(a)	7,382	651	6,563	855
Total contractual amount	$39,133	$3,941	$44,272	$4,331
Allowance for lending-related commitments	$121	$2	$117	$1
Commitments with collateral	18,825	996	20,750	1,509

(a)	The ratings scale is based on the Firm’s internal ratings, which generally correspond to ratings as defined by S&P and Moody’s.

(b)
Effective in 2015, commitments to issue standby letters of credit, including those that could be issued under multipurpose facilities, are presented as other unfunded commitments to extend credit. Previously, such commitments were presented as standby letters of credit and other financial guarantees. At December 31, 2014, these commitments were $45.6 billion. Prior period amounts have been revised to conform with current period presentation.

292	JPMorgan Chase & Co./2015 Annual Report

Securities lending indemnifications
Through the Firm’s securities lending program, customers’ securities, via custodial and non-custodial arrangements, may be lent to third parties. As part of this program, the Firm provides an indemnification in the lending agreements which protects the lender against the failure of the borrower to return the lent securities. To minimize its liability under these indemnification agreements, the Firm obtains cash or other highly liquid collateral with a market value exceeding 100% of the value of the securities on loan from the borrower. Collateral is marked to market daily to help assure that collateralization is adequate. Additional collateral is called from the borrower if a shortfall exists, or collateral may be released to the borrower in the event of overcollateralization. If a borrower defaults, the Firm would use the collateral held to purchase replacement securities in the market or to credit the lending customer with the cash equivalent thereof.
Derivatives qualifying as guarantees
In addition to the contracts described above, the Firm transacts certain derivative contracts that have the characteristics of a guarantee under U.S. GAAP. These contracts include written put options that require the Firm to purchase assets upon exercise by the option holder at a specified price by a specified date in the future. The Firm may enter into written put option contracts in order to meet client needs, or for other trading purposes. The terms of written put options are typically five years or less. Derivatives deemed to be guarantees also include contracts such as stable value derivatives that require the Firm to make a payment of the difference between the market value and the book value of a counterparty’s reference portfolio of assets in the event that market value is less than book value and certain other conditions have been met. Stable value derivatives, commonly referred to as “stable value wraps”, are transacted in order to allow investors to realize investment returns with less volatility than an unprotected portfolio and are typically longer-term or may have no stated maturity, but allow the Firm to terminate the contract under certain conditions.
Derivatives deemed to be guarantees are recorded on the Consolidated balance sheets at fair value in trading assets and trading liabilities. The total notional value of the derivatives that the Firm deems to be guarantees was $53.8 billion and $53.6 billion at December 31, 2015 and 2014, respectively. The notional amount generally represents the Firm’s maximum exposure to derivatives qualifying as guarantees. However, exposure to certain stable value contracts is contractually limited to a substantially lower percentage of the notional amount; the notional amount on these stable value contracts was $28.4 billion and $27.5 billion at December 31, 2015 and 2014, respectively, and the maximum exposure to loss was $3.0 billion and $2.9 billion at December 31, 2015 and 2014, respectively. The fair values of the contracts reflect the probability of whether the Firm will be required to perform under the contract. The fair value of derivatives that the Firm deems to be guarantees were derivative payables of $236 million and $102 million and derivative receivables of $14 million and $22 million at December 31, 2015 and

2014, respectively. The Firm reduces exposures to these contracts by entering into offsetting transactions, or by entering into contracts that hedge the market risk related to the derivative guarantees.
In addition to derivative contracts that meet the characteristics of a guarantee, the Firm is both a purchaser and seller of credit protection in the credit derivatives market. For a further discussion of credit derivatives, see Note 6.
Unsettled reverse repurchase and securities borrowing agreements, and unsettled repurchase and securities lending agreements
In the normal course of business, the Firm enters into reverse repurchase agreements and securities borrowing agreements, which are secured financing agreements. Such agreements settle at a future date. At settlement, these commitments result in the Firm advancing cash to and receiving securities collateral from the counterparty. The Firm also enters into repurchase agreements and securities lending agreements. At settlement, these commitments result in the Firm receiving cash from and providing securities collateral to the counterparty. These agreements generally do not meet the definition of a derivative, and therefore, are not recorded on the Consolidated balance sheets until settlement date. These agreements predominantly consist of agreements with regular-way settlement periods. For a further discussion of securities purchased under resale agreements and securities borrowed, and securities sold under repurchase agreements and securities loaned, see Note 13.
Loan sales- and securitization-related indemnifications
Mortgage repurchase liability
In connection with the Firm’s mortgage loan sale and securitization activities with U.S. GSEs, as described in Note 16, the Firm has made representations and warranties that the loans sold meet certain requirements. The Firm has been, and may be, required to repurchase loans and/or indemnify U.S. GSEs (e.g., with “make-whole” payments to reimburse U.S. GSEs for their realized losses on liquidated loans). To the extent that repurchase demands that are received relate to loans that the Firm purchased from third parties that remain viable, the Firm typically will have the right to seek a recovery of related repurchase losses from the third party. Generally, the maximum amount of future payments the Firm would be required to make for breaches of these representations and warranties would be equal to the unpaid principal balance of such loans that are deemed to have defects that were sold to purchasers (including securitization-related SPEs) plus, in certain circumstances, accrued interest on such loans and certain expense. The carrying values of the repurchase liabilities were $148 million and $275 million at December 31, 2015 and 2014, respectively.
Private label securitizations
The liability related to repurchase demands associated with private label securitizations is separately evaluated by the Firm in establishing its litigation reserves.

JPMorgan Chase & Co./2015 Annual Report	293

Notes to consolidated financial statements

On November 15, 2013, the Firm announced that it had reached a $4.5 billion agreement with 21 major institutional investors to make a binding offer to the trustees of 330 residential mortgage-backed securities trusts issued by J.P.Morgan, Chase, and Bear Stearns (“RMBS Trust Settlement”) to resolve all representation and warranty claims, as well as all servicing claims, on all trusts issued by J.P. Morgan, Chase, and Bear Stearns between 2005 and 2008. For further information see Note 31.
In addition, from 2005 to 2008, Washington Mutual made certain loan level representations and warranties in connection with approximately $165 billion of residential mortgage loans that were originally sold or deposited into private-label securitizations by Washington Mutual. Of the $165 billion, approximately $81 billion has been repaid. In addition, approximately $50 billion of the principal amount of such loans has liquidated with an average loss severity of 59%. Accordingly, the remaining outstanding principal balance of these loans as of December 31, 2015, was approximately $33 billion, of which $6 billion was 60 days or more past due. The Firm believes that any repurchase obligations related to these loans remain with the FDIC receivership.
For additional information regarding litigation, see Note 31.
Loans sold with recourse
The Firm provides servicing for mortgages and certain commercial lending products on both a recourse and nonrecourse basis. In nonrecourse servicing, the principal credit risk to the Firm is the cost of temporary servicing advances of funds (i.e., normal servicing advances). In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans, such as Fannie Mae or Freddie Mac or a private investor, insurer or guarantor. Losses on recourse servicing predominantly occur when foreclosure sales proceeds of the property underlying a defaulted loan are less than the sum of the outstanding principal balance, plus accrued interest on the loan and the cost of holding and disposing of the underlying property. The Firm’s securitizations are predominantly nonrecourse, thereby effectively transferring the risk of future credit losses to the purchaser of the mortgage-backed securities issued by the trust. At December 31, 2015 and 2014, the unpaid principal balance of loans sold with recourse totaled $4.3 billion and $6.1 billion, respectively. The carrying value of the related liability that the Firm has recorded, which is representative of the Firm’s view of the likelihood it will have to perform under its recourse obligations, was $82 million and $102 million at December 31, 2015 and 2014, respectively.
Other off-balance sheet arrangements
Indemnification agreements – general
In connection with issuing securities to investors, the Firm may enter into contractual arrangements with third parties that require the Firm to make a payment to them in the event of a change in tax law or an adverse interpretation of tax law. In certain cases, the contract also may include a termination clause, which would allow the Firm to settle the contract at its fair value in lieu of making a payment under the indemnification clause. The Firm may also enter into indemnification clauses in connection with the licensing of software to clients (“software licensees”) or when it sells a business or assets to a third party (“third-party purchasers”), pursuant to which it indemnifies software licensees for claims of liability or damages that may occur subsequent to the licensing of the software, or third-party purchasers for losses they may incur due to actions taken by the Firm prior to the sale of the business or assets. It is difficult to estimate the Firm’s maximum exposure under these indemnification arrangements, since this would require an assessment of future changes in tax law and future claims that may be made against the Firm that have not yet occurred. However, based on historical experience, management expects the risk of loss to be remote.
Card charge-backs
Commerce Solutions, Card’s merchant services business, is a global leader in payment processing and merchant acquiring.
Under the rules of Visa USA, Inc., and MasterCard International, JPMorgan Chase Bank, N.A., is primarily liable for the amount of each processed card sales transaction that is the subject of a dispute between a cardmember and a merchant. If a dispute is resolved in the cardmember’s favor, Commerce Solutions will (through the cardmember’s issuing bank) credit or refund the amount to the cardmember and will charge back the transaction to the merchant. If Commerce Solutions is unable to collect the amount from the merchant, Commerce Solutions will bear the loss for the amount credited or refunded to the cardmember. Commerce Solutions mitigates this risk by withholding future settlements, retaining cash reserve accounts or by obtaining other security. However, in the unlikely event that: (1) a merchant ceases operations and is unable to deliver products, services or a refund; (2) Commerce Solutions does not have sufficient collateral from the merchant to provide customer refunds; and (3) Commerce Solutions does not have sufficient financial resources to provide customer refunds, JPMorgan Chase Bank, N.A., would recognize the loss.
Commerce Solutions incurred aggregate losses of $12 million, $10 million, and $14 million on $949.3 billion, $847.9 billion, and $750.1 billion of aggregate volume processed for the years ended December 31, 2015, 2014 and 2013, respectively. Incurred losses from merchant charge-backs are charged to other expense, with the offset recorded in a valuation allowance against accrued interest and accounts receivable on the Consolidated balance sheets. The carrying value of the valuation allowance was $20 million and $4 million at December 31, 2015 and 2014, respectively, which the Firm believes, based on historical experience and the collateral held by Commerce Solutions of $136 million and $174 million at December 31, 2015 and 2014, respectively, is representative of the payment or performance risk to the Firm related to charge-backs.

294	JPMorgan Chase & Co./2015 Annual Report

Clearing Services – Client Credit Risk
The Firm provides clearing services for clients by entering into securities purchases and sales and derivative transactions, with CCPs, including ETDs such as futures and options, as well as OTC-cleared derivative contracts. As a clearing member, the Firm stands behind the performance of its clients, collects cash and securities collateral (margin) as well as any settlement amounts due from or to clients, and remits them to the relevant CCP or client in whole or part. There are two types of margin. Variation margin is posted on a daily basis based on the value of clients’ derivative contracts. Initial margin is posted at inception of a derivative contract, generally on the basis of the potential changes in the variation margin requirement for the contract.
As clearing member, the Firm is exposed to the risk of nonperformance by its clients, but is not liable to clients for the performance of the CCPs. Where possible, the Firm seeks to mitigate its risk to the client through the collection of appropriate amounts of margin at inception and throughout the life of the transactions. The Firm can also cease providing clearing services if clients do not adhere to their obligations under the clearing agreement. In the event of non-performance by a client, the Firm would close out the client’s positions and access available margin. The CCP would utilize any margin it holds to make itself whole, with any remaining shortfalls required to be paid by the Firm as a clearing member.
The Firm reflects its exposure to nonperformance risk of the client through the recognition of margin payables or receivables to clients and CCPs, but does not reflect the clients’ underlying securities or derivative contracts on its Consolidated Financial Statements.
It is difficult to estimate the Firm’s maximum possible exposure through its role as a clearing member, as this would require an assessment of transactions that clients may execute in the future. However, based upon historical experience, and the credit risk mitigants available to the Firm, management believes it is unlikely that the Firm will have to make any material payments under these arrangements and the risk of loss is expected to be remote.
For information on the derivatives that the Firm executes for its own account and records in its Consolidated Financial Statements, see Note 6.
Exchange & Clearing House Memberships
The Firm is a member of several securities and derivative exchanges and clearing houses, both in the U.S. and other countries, and it provides clearing services. Membership in some of these organizations requires the Firm to pay a pro rata share of the losses incurred by the organization as a result of the default of another member. Such obligations vary with different organizations. These obligations may be limited to members who dealt with the defaulting member or to the amount (or a multiple of the amount) of the Firm’s contribution to the guarantee fund maintained by a clearing house or exchange as part of the resources available to cover any losses in the event of a member default. Alternatively, these obligations may be a full pro-rata share of the residual losses after applying the guarantee fund. Additionally, certain clearing houses require the Firm as a member to pay a pro rata share of losses resulting from the clearing house’s investment of guarantee fund contributions and initial margin, unrelated to and independent of the default of another member. Generally a payment would only be required should such losses exceed the resources of the clearing house or exchange that are contractually required to absorb the losses in the first instance. It is difficult to estimate the Firm’s maximum possible exposure under these membership agreements, since this would require an assessment of future claims that may be made against the Firm that have not yet occurred. However, based on historical experience, management expects the risk of loss to be remote.
Guarantees of subsidiaries
In the normal course of business, JPMorgan Chase & Co. (“Parent Company”) may provide counterparties with guarantees of certain of the trading and other obligations of its subsidiaries on a contract-by-contract basis, as negotiated with the Firm’s counterparties. The obligations of the subsidiaries are included on the Firm’s Consolidated balance sheets or are reflected as off-balance sheet commitments; therefore, the Parent Company has not recognized a separate liability for these guarantees. The Firm believes that the occurrence of any event that would trigger payments by the Parent Company under these guarantees is remote.
The Parent Company has guaranteed certain debt of its subsidiaries, including both long-term debt and structured notes. These guarantees are not included in the table on page 291 of this Note. For additional information, see Note 21.
JPMorgan Chase Financial Company LLC (“JPMFC”), a direct, 100%-owned finance subsidiary of the Parent Company, was formed on September 30, 2015, for the purpose of issuing debt and other securities in offerings to investors. Any securities issued by JPMFC will be fully and unconditionally guaranteed by the Parent Company, and these guarantees will rank on a parity with the Firm’s unsecured and unsubordinated indebtedness. As of December 31, 2015, no securities had been issued by JPMFC.

JPMorgan Chase & Co./2015 Annual Report	295

Notes to consolidated financial statements

Note 30 – Commitments, pledged assets and collateral
Lease commitments
At December 31, 2015, JPMorgan Chase and its subsidiaries were obligated under a number of noncancelable operating leases for premises and equipment used primarily for banking purposes, and for energy-related tolling service agreements. Certain leases contain renewal options or escalation clauses providing for increased rental payments based on maintenance, utility and tax increases, or they require the Firm to perform restoration work on leased premises. No lease agreement imposes restrictions on the Firm’s ability to pay dividends, engage in debt or equity financing transactions or enter into further lease agreements.
The following table presents required future minimum rental payments under operating leases with noncancelable lease terms that expire after December 31, 2015.

Year ended December 31, (in millions)
2016	$1,668
2017	1,647
2018	1,447
2019	1,263
2020	1,125
After 2020	4,679
Total minimum payments required	11,829
Less: Sublease rentals under noncancelable subleases	(1,889)
Net minimum payment required	$9,940
Total rental expense was as follows.

Year ended December 31,
(in millions)	2015	2014	2013
Gross rental expense	$2,015	$2,255	$2,187
Sublease rental income	(411)	(383)	(341)
Net rental expense	$1,604	$1,872	$1,846

Pledged assets
The Firm may pledge financial assets that it owns to maintain potential borrowing capacity with central banks and for other purposes, including to secure borrowings and public deposits, and to collateralize repurchase and other securities financing agreements. Certain of these pledged assets may be sold or repledged by the secured parties and are identified as financial instruments owned (pledged to various parties) on the Consolidated balance sheets. At December 31, 2015 and 2014, the Firm had pledged assets of $385.6 billion and $324.5 billion, respectively, at Federal Reserve Banks and FHLBs. In addition, as of December 31, 2015 and 2014, the Firm had pledged $50.7 billion and $60.1 billion, respectively, of financial assets that may not be sold or repledged by the secured parties. Total assets pledged do not include assets of consolidated VIEs; these assets are used to settle the liabilities of those entities. See Note 16 for additional information on assets and liabilities of consolidated VIEs. For additional information on the Firm’s securities financing activities and long-term debt, see Note 13 and Note 21, respectively. The significant components of the Firm’s pledged assets were as follows.

December 31, (in billions)	2015	2014
Securities	$124.3	$118.7
Loans	298.6	248.2
Trading assets and other	144.9	169.0
Total assets pledged	$567.8	$535.9
Collateral
At December 31, 2015 and 2014, the Firm had accepted assets as collateral that it could sell or repledge, deliver or otherwise use with a fair value of approximately $748.5 billion and $761.7 billion, respectively. This collateral was generally obtained under resale agreements, securities borrowing agreements, customer margin loans and derivative agreements. Of the collateral received, approximately $580.9 billion and $596.8 billion, respectively, were sold or repledged, generally as collateral under repurchase agreements, securities lending agreements or to cover short sales and to collateralize deposits and derivative agreements.

296	JPMorgan Chase & Co./2015 Annual Report

Note 31 – Litigation
Contingencies
As of December 31, 2015, the Firm and its subsidiaries and affiliates are defendants or putative defendants in numerous legal proceedings, including private, civil litigations and regulatory/government investigations. The litigations range from individual actions involving a single plaintiff to class action lawsuits with potentially millions of class members. Investigations involve both formal and informal proceedings, by both governmental agencies and self-regulatory organizations. These legal proceedings are at varying stages of adjudication, arbitration or investigation, and involve each of the Firm’s lines of business and geographies and a wide variety of claims (including common law tort and contract claims and statutory antitrust, securities and consumer protection claims), some of which present novel legal theories.
The Firm believes the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for its legal proceedings is from $0 to approximately $3.6 billion at December 31, 2015. This estimated aggregate range of reasonably possible losses is based upon currently available information for those proceedings in which the Firm believes that an estimate of reasonably possible loss can be made. For certain matters, the Firm does not believe that such an estimate can be made. The Firm’s estimate of the aggregate range of reasonably possible losses involves significant judgment, given the number, variety and varying stages of the proceedings (including the fact that many are in preliminary stages), the existence in many such proceedings of multiple defendants (including the Firm) whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the proceedings (including issues regarding class certification and the scope of many of the claims) and the attendant uncertainty of the various potential outcomes of such proceedings, particularly proceedings that could result from government investigations. Accordingly, the Firm’s estimate will change from time to time, and actual losses may vary significantly.
Set forth below are descriptions of the Firm’s material legal proceedings.
Auto Dealer Regulatory Matter. The U.S. Department of Justice (“DOJ”) is investigating potential statistical disparities in markups charged to borrowers of different races and ethnicities by automobile dealers on loans originated by those dealers and purchased by the Firm.
CIO Litigation. The Firm has been sued in a consolidated shareholder class action, a consolidated putative class action brought under the Employee Retirement Income Security Act (“ERISA”) and seven shareholder derivative actions brought in Delaware state court and in New York federal and state courts relating to 2012 losses in the synthetic credit portfolio managed by the Firm’s Chief Investment Office (“CIO”). A settlement of the shareholder class action, under which the Firm will pay $150 million, has been preliminarily approved by the court. The putative ERISA class action has been dismissed, and plaintiffs have filed a notice of appeal. Six of the seven shareholder derivative actions have been dismissed.
Credit Default Swaps Investigations and Litigation. In July 2013, the European Commission (the “EC”) filed a Statement of Objections against the Firm (including various subsidiaries) and other industry members in connection with its ongoing investigation into the credit default swaps (“CDS”) marketplace. The EC asserted that between 2006 and 2009, a number of investment banks acted collectively through the International Swaps and Derivatives Association (“ISDA”) and Markit Group Limited (“Markit”) to foreclose exchanges from the potential market for exchange-traded credit derivatives. In December 2015, the EC announced the closure of its investigation as to the Firm and other investment banks.
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
Custody Assets Investigation. The U.K. Financial Conduct Authority (“FCA”) has closed its previously-reported investigation concerning compliance by JPMorgan Chase Bank, N.A., London branch and J.P. Morgan Europe Limited with the FCA’s rules regarding the provision of custody services relating to the administration of client assets.
Foreign Exchange Investigations and Litigation. The Firm previously reported settlements with certain government authorities relating to its foreign exchange (“FX”) sales and trading activities and controls related to those activities. FX-related investigations and inquiries by other, non-U.S. government authorities, including competition authorities, remain ongoing, and the Firm is cooperating with those matters.
The Firm is also one of a number of foreign exchange dealers defending a class action filed in the United States District Court for the Southern District of New York by U.S.-based plaintiffs, principally alleging violations of federal antitrust laws based on an alleged conspiracy to manipulate foreign exchange rates (the “U.S. class action”). In January 2015, the Firm entered into a settlement agreement in the U.S. class action. Following this settlement, a number of additional putative class actions were filed seeking damages for persons who transacted FX futures and options on futures (the “exchanged-based actions”), consumers who purchased foreign currencies at allegedly inflated rates (the “consumer actions”), and participants or beneficiaries of qualified ERISA plans (the “ERISA actions”). In July 2015, the plaintiffs in the U.S. class action filed an amended complaint, and the Court consolidated the exchange-based

JPMorgan Chase & Co./2015 Annual Report	297

Notes to consolidated financial statements

actions into the U.S. class action. The Firm has entered into a revised settlement agreement to resolve the consolidated U.S. class action, including the exchange-based actions, and that agreement is subject to Court approval. The consumer actions and ERISA actions remain pending.
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
General Motors Litigation. JPMorgan Chase Bank, N.A. participated in, and was the Administrative Agent on behalf of a syndicate of lenders on, a $1.5 billion syndicated Term Loan facility (“Term Loan”) for General Motors Corporation (“GM”). In July 2009, in connection with the GM bankruptcy proceedings, the Official Committee of Unsecured Creditors of Motors Liquidation Company (“Creditors Committee”) filed a lawsuit against JPMorgan Chase Bank, N.A., in its individual capacity and as Administrative Agent for other lenders on the Term Loan, seeking to hold the underlying lien invalid based on the filing of a UCC-3 termination statement relating to the Term Loan. In March 2013, the Bankruptcy Court granted JPMorgan Chase Bank, N.A.’s motion for summary judgment and dismissed the Creditors Committee’s complaint on the grounds that JPMorgan Chase Bank, N.A. did not authorize the filing of the UCC-3 termination statement at issue. The Creditors Committee appealed the Bankruptcy Court’s dismissal of its claim to the United States Court of Appeals for the Second Circuit. In January 2015, the Court of Appeals reversed the Bankruptcy Court’s dismissal of the Creditors Committee’s claim and remanded the case to the Bankruptcy Court with instructions to enter partial summary judgment for the Creditors Committee as to the termination statement. The proceedings in the Bankruptcy Court continue with respect to, among other things, additional defenses asserted by JPMorgan Chase Bank, N.A. and the value of additional collateral on the Term Loan that was unaffected by the filing of the termination statement at issue. In addition, certain Term Loan lenders filed cross-claims against JPMorgan Chase Bank, N.A. in the Bankruptcy Court seeking indemnification and asserting various claims.
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
Investment Management Litigation. The Firm is defending two pending cases that are being coordinated for pre-trial purposes, alleging that investment portfolios managed by J.P. Morgan Investment Management (“JPMIM”) were inappropriately invested in securities backed by residential real estate collateral. Plaintiffs Assured Guaranty (U.K.) and Ambac Assurance UK Limited claim that JPMIM is liable for total losses of more than $1 billion in market value of these securities. Discovery has been completed. In January 2016, plaintiffs filed a joint partial motion for summary judgment in the coordinated actions.
Lehman Brothers Bankruptcy Proceedings. In May 2010, Lehman Brothers Holdings Inc. (“LBHI”) and its Official Committee of Unsecured Creditors (the “Committee”) filed a complaint (and later an amended complaint) against JPMorgan Chase Bank, N.A. in the United States Bankruptcy Court for the Southern District of New York that asserted both federal bankruptcy law and state common law claims, and sought, among other relief, to recover $7.9 billion in collateral (after deducting $700 million of returned collateral) that was transferred to JPMorgan Chase Bank, N.A. in the weeks preceding LBHI’s bankruptcy. The amended complaint also sought unspecified damages on the grounds that JPMorgan Chase Bank, N.A.’s collateral requests hastened LBHI’s bankruptcy. The Bankruptcy Court dismissed the claims in the amended complaint that sought to void the allegedly constructively fraudulent and preferential transfers made to the Firm during September 2008, but did not dismiss the other claims, including claims for duress and fraud. The Firm filed counterclaims against LBHI, including alleging that LBHI fraudulently induced the Firm to make large extensions of credit against inappropriate collateral in connection with the Firm’s role as the clearing bank for Lehman Brothers Inc. (“LBI”), LBHI’s broker-dealer subsidiary. These extensions of credit left the Firm with more than $25 billion in claims against the estate of LBI, which was repaid principally through collateral posted by LBHI and LBI. In September 2015, the District Court, to which the case had been transferred from the Bankruptcy Court, granted summary judgment in favor

298	JPMorgan Chase & Co./2015 Annual Report

of JPMorgan Chase Bank, N.A. on most of the claims against it that the Bankruptcy Court had not previously dismissed, including the claims for duress and fraud. The District Court also denied LBHI’s motion for summary judgment on certain of its claims and for dismissal of the Firm’s counterclaims. The claims that remained following the District Court’s ruling challenged the propriety of the Firm’s post-petition payment, from collateral posted by LBHI, of approximately $1.9 billion of derivatives, repo and securities lending claims.
In the Bankruptcy Court proceedings, LBHI and several of its subsidiaries that had been Chapter 11 debtors had filed a separate complaint and objection to derivatives claims asserted by the Firm alleging that the amount of the derivatives claims had been overstated and challenging certain set-offs taken by JPMorgan Chase entities to recover on the claims. In January 2015, LBHI filed claims objections with respect to guaranty claims asserted by the Firm arising from close-outs of derivatives transactions with LBI and one of its affiliates, and a claim objection with respect to derivatives close-out claims acquired by the Firm in the Washington Mutual transaction.
In January 2016, the parties reached an agreement, approved by the Bankruptcy Court, under which the Firm will pay $1.42 billion to settle all of the claims, counterclaims and claims objections, including all appeal rights, except for the claims specified in the following paragraph. One pro se objector is seeking to appeal the settlement.
The settlement did not resolve the following remaining matters: In the Bankruptcy Court proceedings, LBHI and the Committee filed an objection to the claims asserted by JPMorgan Chase Bank, N.A. against LBHI with respect to clearing advances made to LBI, principally on the grounds that the Firm had not conducted the sale of the securities collateral held for its claims in a commercially reasonable manner. In January 2015, LBHI brought two claims objections relating to securities lending claims and a group of other smaller claims. Discovery with respect to these objections is ongoing.
LIBOR and Other Benchmark Rate Investigations and Litigation. JPMorgan Chase has received subpoenas and requests for documents and, in some cases, interviews, from federal and state agencies and entities, including the DOJ, the U.S. Commodity Futures Trading Commission (“CFTC”), the U.S. Securities and Exchange Commission (“SEC”) and various state attorneys general, as well as the EC, the FCA, the Canadian Competition Bureau, the Swiss Competition Commission and other regulatory authorities and banking associations around the world relating primarily to the process by which interest rates were submitted to the British Bankers Association (“BBA”) in connection with the setting of the BBA’s London Interbank Offered Rate (“LIBOR”) for various currencies, principally in 2007 and 2008. Some of the inquiries also relate to similar processes by which information on rates is submitted to the

European Banking Federation (“EBF”) in connection with the setting of the EBF’s Euro Interbank Offered Rates (“EURIBOR”) and to the Japanese Bankers’ Association for the setting of Tokyo Interbank Offered Rates (“TIBOR”), as well as processes for the setting of U.S. dollar ISDAFIX rates and other reference rates in various parts of the world during similar time periods. The Firm is responding to and continuing to cooperate with these inquiries. As previously reported, the Firm has resolved EC inquiries relating to Yen LIBOR and Swiss Franc LIBOR. In May 2014, the EC issued a Statement of Objections outlining its case against the Firm (and others) as to EURIBOR, to which the Firm has filed a response and made oral representations. Other inquiries have been discontinued without any action against JPMorgan Chase, including by the FCA and the Canadian Competition Bureau.
In addition, the Firm has been named as a defendant along with other banks in a series of individual and putative class actions filed in various United States District Courts, in which plaintiffs make varying allegations that in various periods, starting in 2000 or later, defendants either individually or collectively manipulated the U.S. dollar LIBOR, Yen LIBOR, Swiss franc LIBOR, Euroyen TIBOR and/or EURIBOR rates by submitting rates that were artificially low or high. Plaintiffs allege that they transacted in loans, derivatives or other financial instruments whose values are affected by changes in U.S. dollar LIBOR, Yen LIBOR, Swiss franc LIBOR, Euroyen TIBOR or EURIBOR and assert a variety of claims including antitrust claims seeking treble damages. These matters are in various stages of litigation.
The U.S. dollar LIBOR-related putative class actions and most U.S. dollar LIBOR-related individual actions were consolidated for pre-trial purposes in the United States District Court for the Southern District of New York. The Court dismissed certain claims, including the antitrust claims, and permitted other claims under the Commodity Exchange Act and common law to proceed. Certain plaintiffs appealed the dismissal of the antitrust claims, and the United States Court of Appeals for the Second Circuit dismissed the appeal for lack of jurisdiction. In January 2015, the United States Supreme Court reversed the decision of the Court of Appeals, holding that plaintiffs have the jurisdictional right to appeal, and remanded the case to the Court of Appeals for further proceedings. The Court of Appeals heard oral argument on remand in November 2015.
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

JPMorgan Chase & Co./2015 Annual Report	299

Notes to consolidated financial statements

These actions seek to recover payments made by the funds to defendants totaling approximately $155 million. All but two of these actions have been dismissed.
In addition, a putative class action was brought by investors in certain feeder funds against JPMorgan Chase in the United States District Court for the Southern District of New York, as was a motion by separate potential class plaintiffs to add claims against the Firm and certain subsidiaries to an already pending putative class action in the same court. The allegations in these complaints largely track those previously raised -- and resolved as to the Firm -- by the court-appointed trustee for Bernard L. Madoff Investment Securities LLC. The District Court dismissed these complaints and the United States Court of Appeals for the Second Circuit affirmed the District Court’s decision. The United States Supreme Court denied plaintiffs’ petition for a writ of certiorari in March 2015. Plaintiffs subsequently served a motion in the Court of Appeals seeking to have the Court reconsider its prior decision in light of another recent appellate decision. That motion was denied in June 2015.
The Firm is a defendant in five other Madoff-related individual investor actions pending in New York state court. The allegations in all of these actions are essentially identical, and involve claims against the Firm for, among other things, aiding and abetting breach of fiduciary duty, conversion and unjust enrichment. In August 2014, the Court dismissed all claims against the Firm. In January 2016, the Appellate Court affirmed the dismissal.
A putative class action was filed in the United States District Court for the District of New Jersey by investors who were net winners (i.e., Madoff customers who had taken more money out of their accounts than had been invested) in Madoff’s Ponzi scheme and were not included in a prior class action settlement. These plaintiffs allege violations of the federal securities law, federal and state racketeering statutes and multiple common law and statutory claims including breach of trust, aiding and abetting embezzlement, unjust enrichment, conversion and commercial bad faith. A similar action was filed in the United States District Court for the Middle District of Florida, although it was not styled as a class action, and included claims pursuant to Florida statutes. The Firm moved to transfer both the Florida and New Jersey actions to the United States District Court for the Southern District of New York. The Florida court denied the transfer motion, but subsequently granted the Firm’s motion to dismiss the case in September 2015. Plaintiffs have filed a notice of appeal, which is pending. In addition, the same plaintiffs have re-filed their dismissed state claims in Florida state court. The New Jersey court granted the transfer motion to the Southern District of New York, and the Firm has moved to dismiss the case pending in New York.
Three shareholder derivative actions have also been filed in New York federal and state court against the Firm, as nominal defendant, and certain of its current and former Board members, alleging breach of fiduciary duty in connection with the Firm’s relationship with Bernard Madoff and the alleged failure to maintain effective internal controls to detect fraudulent transactions. The actions seek declaratory relief and damages. All three actions have been dismissed. The plaintiff in one action did not appeal, the dismissal has been affirmed on appeal in another action, and one appeal remains pending.
Mortgage-Backed Securities and Repurchase Litigation and Related Regulatory Investigations. The Firm and affiliates (together, “JPMC”), Bear Stearns and affiliates (together, “Bear Stearns”) and certain Washington Mutual affiliates (together, “Washington Mutual”) have been named as defendants in a number of cases in their various roles in offerings of mortgage-backed securities (“MBS”). These cases include actions by individual MBS purchasers and actions by monoline insurance companies that guaranteed payments of principal and interest for particular tranches of MBS offerings. Following the settlements referred to below, there are currently pending and tolled investor claims involving MBS with an original principal balance of approximately $4.2 billion, of which $2.6 billion involves JPMC, Bear Stearns or Washington Mutual as issuer and $1.6 billion involves JPMC, Bear Stearns or Washington Mutual solely as underwriter. The Firm and certain of its current and former officers and Board members have also been sued in shareholder derivative actions relating to the Firm’s MBS activities, and trustees have asserted or have threatened to assert claims that loans in securitization trusts should be repurchased.
Issuer Litigation – Class Actions. JPMC has fully resolved all pending putative class actions on behalf of purchasers of MBS.
Issuer Litigation – Individual Purchaser Actions. The Firm is defending individual actions brought against JPMC, Bear Stearns and Washington Mutual as MBS issuers (and, in some cases, also as underwriters of their own MBS offerings). The Firm has settled a number of these actions. Several actions remain pending in federal and state courts across the U.S. and are in various stages of litigation.
Monoline Insurer Litigation. The Firm has settled two pending actions relating to a monoline insurer’s guarantees of principal and interest on certain classes of 11 different Bear Stearns MBS offerings. This settlement fully resolves all pending actions by monoline insurers against the Firm relating to RMBS issued and/or sponsored by the Firm.
Underwriter Actions. In actions against the Firm involving offerings where the Firm was solely an underwriter of other issuers’ MBS offerings, the Firm has contractual rights to indemnification from the issuers. However, those indemnity rights may prove effectively unenforceable in various situations, such as where the issuers are now defunct. Currently there is one such action pending against the Firm relating to a single offering of another issuer.
Repurchase Litigation. The Firm is defending a number of actions brought by trustees, securities administrators or

300	JPMorgan Chase & Co./2015 Annual Report

master servicers of various MBS trusts on behalf of purchasers of securities issued by those trusts. These cases generally allege breaches of various representations and warranties regarding securitized loans and seek repurchase of those loans or equivalent monetary relief, as well as indemnification of attorneys’ fees and costs and other remedies. Deutsche Bank National Trust Company, acting as trustee for various MBS trusts, has filed such a suit against JPMorgan Chase Bank, N.A. and the Federal Deposit Insurance Corporation (the “FDIC”) in connection with a significant number of MBS issued by Washington Mutual; that case is described in the Washington Mutual Litigations section below. Other repurchase actions, each specific to one or more MBS transactions issued by JPMC and/or Bear Stearns, are in various stages of litigation.
In addition, the Firm and a group of 21 institutional MBS investors made a binding offer to the trustees of MBS issued by JPMC and Bear Stearns providing for the payment of $4.5 billion and the implementation of certain servicing changes by JPMC, to resolve all repurchase and servicing claims that have been asserted or could have been asserted with respect to 330 MBS trusts created between 2005 and 2008. The offer does not resolve claims relating to Washington Mutual MBS. The trustees (or separate and successor trustees) for this group of 330 trusts have accepted the settlement for 319 trusts in whole or in part and excluded from the settlement 16 trusts in whole or in part. The trustees’ acceptance is subject to a judicial approval proceeding initiated by the trustees and pending in New York state court. The judicial approval hearing was held in January 2016, and the parties are awaiting a decision. An investor in some of the trusts for which the settlement has been accepted has intervened in the judicial approval proceeding to challenge the trustees’ allocation of the settlement among the trusts. Separately, in October 2015, JPMC reached agreements to resolve repurchase and servicing claims for four trusts among the 16 that were previously excluded from the trustee settlement. In December 2015, the court approved the trustees’ decision to accept these separate settlements. The trustees are seeking to obtain certain remaining approvals necessary to effectuate these settlements.
Additional actions have been filed against third-party trustees that relate to loan repurchase and servicing claims involving trusts sponsored by JPMC, Bear Stearns and Washington Mutual.
Derivative Actions. Shareholder derivative actions relating to the Firm’s MBS activities have been filed against the Firm, as nominal defendant, and certain of its current and former officers and members of its Board of Directors, in New York state court and California federal court. Two of the New York actions have been dismissed, one of which is on appeal. A consolidated action in California federal court has been dismissed without prejudice for lack of personal jurisdiction and plaintiffs are pursuing discovery relating to jurisdiction.

Government Enforcement Investigations and Litigation. The Firm is responding to an ongoing investigation being conducted by the DOJ’s Criminal Division and two United States Attorney’s Offices relating to MBS offerings securitized and sold by the Firm and its subsidiaries. The Firm has also received subpoenas and informal requests for information from state authorities concerning the issuance and underwriting of MBS-related matters. The Firm continues to respond to these MBS-related regulatory inquiries.
In addition, the Firm continues to cooperate with investigations by the DOJ, including the United States Attorney’s Office for the District of Connecticut, and by the SEC Division of Enforcement and the Office of the Special Inspector General for the Troubled Asset Relief Program, all of which relate to, among other matters, communications with counterparties in connection with certain secondary market trading in residential and commercial MBS.
The Firm has entered into agreements with a number of entities that purchased MBS that toll applicable limitations periods with respect to their claims, and has settled, and in the future may settle, tolled claims. There is no assurance that the Firm will not be named as a defendant in additional MBS-related litigation.
Mortgage-Related Investigations and Litigation. One shareholder derivative action has been filed in New York Supreme Court against the Firm’s Board of Directors alleging that the Board failed to exercise adequate oversight as to wrongful conduct by the Firm regarding mortgage servicing. In December 2014, the court granted defendants’ motion to dismiss the complaint and in January 2016, the dismissal was affirmed on appeal.
The Civil Division of the United States Attorney’s Office for the Southern District of New York is conducting an investigation concerning the Firm’s compliance with the Fair Housing Act and Equal Credit Opportunity Act in connection with its mortgage lending practices. In addition, three municipalities have commenced litigation against the Firm alleging violations of an unfair competition law or the Fair Housing Act. The municipalities seek, among other things, civil penalties for the unfair competition claim, and, for the Fair Housing Act claims, damages resulting from lost tax revenue and increased municipal costs associated with foreclosed properties. Two of the municipal actions are stayed, and a motion to dismiss is pending in the remaining action.
In March 2015, JPMorgan Chase Bank, N.A entered into a settlement agreement with the Executive Office for United States Bankruptcy Trustees and the United States Trustee Program (collectively, the “Bankruptcy Trustee”) to resolve issues relating to mortgage payment change notices and escrow statements in bankruptcy proceedings. In January 2016, the OCC determined that, among other things, the mortgage payment change notices issues that were the subject of the settlement with the Bankruptcy Trustee violated the 2011 mortgage servicing-related consent order

JPMorgan Chase & Co./2015 Annual Report	301

Notes to consolidated financial statements

entered into by JPMorgan Chase Bank, N.A. and the OCC (as amended in 2013 and 2015), and assessed a $48 million civil money penalty. The OCC concurrently terminated that consent order.
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
Proprietary Products Investigations and Litigation. In December 2015, JPMorgan Chase Bank, N.A. and J.P. Morgan Securities LLC agreed to a settlement with the SEC, and JPMorgan Chase Bank, N.A. agreed to a settlement with the CFTC, regarding disclosures to clients concerning conflicts associated with the Firm’s sale and use of proprietary products, such as J.P. Morgan mutual funds, in the Firm’s wealth management businesses, and the U.S.

Private Bank’s disclosures concerning the use of hedge funds that pay placement agent fees to JPMorgan Chase broker-dealer affiliates. As part of the settlements, JPMorgan Chase Bank, N.A. and J.P. Morgan Securities LLC paid penalties, disgorgement and interest totaling approximately $307 million. The Firm continues to cooperate with inquiries from other government authorities concerning disclosure of conflicts associated with the Firm’s sale and use of proprietary products. A putative class action filed in the United States District Court for the Northern District of Illinois on behalf of financial advisory clients from 2007 to the present whose funds were invested in proprietary funds and who were charged investment management fees, was dismissed by the Court. Plaintiffs’ appeal of the dismissal is pending.
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
Washington Mutual Litigations. Proceedings related to Washington Mutual’s failure are pending before the United States District Court for the District of Columbia and include a lawsuit brought by Deutsche Bank National Trust Company, initially against the FDIC and amended to include JPMorgan Chase Bank, N.A. as a defendant, asserting an estimated $6 billion to $10 billion in damages based upon alleged breaches of certain representations and warranties given by certain Washington Mutual affiliates in connection with mortgage securitization agreements. The case includes assertions that JPMorgan Chase Bank, N.A. may have assumed liabilities for the alleged breaches of representations and warranties in the mortgage securitization agreements. In June 2015, the court ruled in favor of JPMorgan Chase Bank, N.A. on the question of whether the Firm or the FDIC bears responsibility for Washington Mutual Bank’s repurchase obligations, holding that JPMorgan Chase Bank, N.A. assumed only those liabilities that were reflected on Washington Mutual Bank’s financial accounting records as of September 25, 2008, and only up to the amount of the book value reflected therein. The FDIC is appealing that ruling and the case has otherwise been stayed pending the outcome of that appeal.
Certain holders of Washington Mutual Bank debt filed an action against JPMorgan Chase which alleged that by acquiring substantially all of the assets of Washington Mutual Bank from the FDIC, JPMorgan Chase Bank, N.A. caused Washington Mutual Bank to default on its bond obligations. JPMorgan Chase and the FDIC moved to dismiss this action and the District Court dismissed the case except as to the plaintiffs’ claim that JPMorgan Chase tortiously interfered with the plaintiffs’ bond contracts with Washington Mutual Bank prior to its closure. The action has

302	JPMorgan Chase & Co./2015 Annual Report

been stayed pending a decision on JPMorgan Chase’s motion to dismiss the plaintiffs’ remaining claim.
JPMorgan Chase has also filed complaints in the United States District Court for the District of Columbia against the FDIC, in its corporate capacity as well as in its capacity as receiver for Washington Mutual Bank, asserting multiple claims for indemnification under the terms of the Purchase & Assumption Agreement between JPMorgan Chase and the FDIC relating to JPMorgan Chase’s purchase of most of the assets and certain liabilities of Washington Mutual Bank.
Wendel. Since 2012, the French criminal authorities have been investigating a series of transactions entered into by senior managers of Wendel Investissement (“Wendel”) during the period from 2004 through 2007 to restructure their shareholdings in Wendel. JPMorgan Chase Bank, N.A., Paris branch provided financing for the transactions to a number of managers of Wendel in 2007. In April 2015, JPMorgan Chase Bank, N.A. was notified that the authorities were formally investigating the role of its Paris branch in the transactions, including alleged criminal tax abuse. JPMorgan Chase is responding to and cooperating with the investigation. In addition, civil proceedings have been commenced against JPMorgan Chase Bank, N.A. by a number of the managers. The claims are separate, involve different allegations and are at various stages of proceedings.
* * *
In addition to the various legal proceedings discussed above, JPMorgan Chase and its subsidiaries are named as defendants or are otherwise involved in a substantial number of other legal proceedings and inquiries. The Firm believes it has meritorious defenses to the claims asserted against it in its currently outstanding legal proceedings and inquiries, and it intends to defend itself vigorously in all such matters. Additional legal proceedings and inquiries may be initiated from time to time in the future.
The Firm has established reserves for several hundred of its currently outstanding legal proceedings. In accordance with the provisions of U.S. GAAP for contingencies, the Firm accrues for a litigation-related liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. The Firm evaluates its outstanding legal proceedings each quarter to assess its litigation reserves, and makes adjustments in such reserves, upwards or downward, as appropriate, based on management’s best judgment after consultation with counsel. During the years ended December 31, 2015, 2014 and 2013, the Firm incurred legal expense of $3.0 billion, $2.9 billion and $11.1 billion, respectively. There is no assurance that the Firm’s litigation reserves will not need to be adjusted in the future.

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

JPMorgan Chase & Co./2015 Annual Report	303

Notes to consolidated financial statements

Note 32 – International operations
The following table presents income statement- and balance sheet-related information for JPMorgan Chase by major international geographic area. The Firm defines international activities for purposes of this footnote presentation as business transactions that involve clients residing outside of the U.S., and the information presented below is based predominantly on the domicile of the client, the location from which the client relationship is managed, or the location of the trading desk. However, many of the Firm’s U.S. operations serve international businesses.

As the Firm’s operations are highly integrated, estimates and subjective assumptions have been made to apportion revenue and expense between U.S. and international operations. These estimates and assumptions are consistent with the allocations used for the Firm’s segment reporting as set forth in Note 33.
The Firm’s long-lived assets for the periods presented are not considered by management to be significant in relation to total assets. The majority of the Firm’s long-lived assets are located in the U.S.

As of or for the year ended December 31, (in millions)	Revenue(b)	Expense(c)	Income before income tax expense	Net income	Total assets
2015
Europe/Middle East and Africa	$14,206	$8,871	$5,335	$4,158	$347,647	(d)
Asia and Pacific	6,151	4,241	1,910	1,285	138,747
Latin America and the Caribbean	1,923	1,508	415	253	48,185
Total international	22,280	14,620	7,660	5,696	534,579
North America(a)	71,263	48,221	23,042	18,746	1,817,119
Total	$93,543	$62,841	$30,702	$24,442	$2,351,698
2014
Europe/Middle East and Africa	$16,013	$10,123	$5,890	$3,935	$481,328	(d)
Asia and Pacific	6,083	4,478	1,605	1,051	147,357
Latin America and the Caribbean	2,047	1,626	421	269	44,567
Total international	24,143	16,227	7,916	5,255	673,252
North America(a)	70,969	48,186	22,783	16,490	1,899,022
Total	$95,112	$64,413	$30,699	$21,745	$2,572,274
2013
Europe/Middle East and Africa	$15,585	$9,069	$6,516	$4,842	$514,747	(d)
Asia and Pacific	6,168	4,248	1,920	1,254	145,999
Latin America and the Caribbean	2,251	1,626	625	381	41,473
Total international	24,004	14,943	9,061	6,477	702,219
North America(a)	73,363	55,749	17,614	11,409	1,712,660
Total	$97,367	$70,692	$26,675	$17,886	$2,414,879

(a)	Substantially reflects the U.S.

(b)	Revenue is composed of net interest income and noninterest revenue.

(c)	Expense is composed of noninterest expense and the provision for credit losses.

(d)	Total assets for the U.K. were approximately $306 billion, $434 billion, and $451 billion at December 31, 2015, 2014 and 2013, respectively.

304	JPMorgan Chase & Co./2015 Annual Report

Note 33 – Business segments
The Firm is managed on a line of business basis. There are four major reportable business segments – Consumer & Community Banking, Corporate & Investment Bank, Commercial Banking and Asset Management. In addition, there is a Corporate segment. The business segments are determined based on the products and services provided, or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management. Results of these lines of business are presented on a managed basis. For a definition of managed basis, see Explanation and Reconciliation of the Firm’s use of non-GAAP financial measures, on pages 80–82. For a further discussion concerning JPMorgan Chase’s business segments, see Business Segment Results on pages 83–84.
The following is a description of each of the Firm’s business segments, and the products and services they provide to their respective client bases.
Consumer & Community Banking
Consumer & Community Banking (“CCB”) serves consumers and businesses through personal service at bank branches and through ATMs, online, mobile and telephone banking. CCB is organized into Consumer & Business Banking (including Consumer Banking/Chase Wealth Management and Business Banking), Mortgage Banking (including Mortgage Production, Mortgage Servicing and Real Estate Portfolios) and Card, Commerce Solutions & Auto (“Card”). Consumer & Business Banking offers deposit and investment products and services to consumers, and lending, deposit, and cash management and payment solutions to small businesses. Mortgage Banking includes mortgage origination and servicing activities, as well as portfolios consisting of residential mortgages and home equity loans. Card issues credit cards to consumers and small businesses, offers payment processing services to merchants, and provides auto loans and leases and student loan services.
Corporate & Investment Bank
The Corporate & Investment Bank (“CIB”), which consists of Banking and Markets & Investor Services, offers a broad suite of investment banking, market-making, prime brokerage, and treasury and securities products and services to a global client base of corporations, investors, financial institutions, government and municipal entities. Banking offers a full range of investment banking products and services in all major capital markets, including advising on corporate strategy and structure, capital-raising in equity and debt markets, as well as loan origination and syndication. Banking also includes Treasury Services, which provides transaction services, consisting of cash management and liquidity solutions. Markets & Investor Services is a global market-maker in cash securities and derivative instruments, and also offers sophisticated risk management solutions, prime brokerage, and research. Markets & Investor Services also includes Securities Services, a leading global custodian which provides custody, fund accounting and administration, and securities lending products principally for asset managers, insurance companies and public and private investment funds.
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
Asset Management
Asset Management (“AM”), with client assets of $2.4 trillion, is a global leader in investment and wealth management. AM clients include institutions, high-net-worth individuals and retail investors in many major markets throughout the world. AM offers investment management across most major asset classes including equities, fixed income, alternatives and money market funds. AM also offers multi-asset investment management, providing solutions for a broad range of clients’ investment needs. For Global Wealth Management clients, AM also provides retirement products and services, brokerage and banking services including trusts and estates, loans, mortgages and deposits. The majority of AM’s client assets are in actively managed portfolios.
Corporate
The Corporate segment consists of Treasury and Chief Investment Office (“CIO”) and Other Corporate, which includes corporate staff units and expense that is centrally managed. Treasury and CIO are predominantly responsible for measuring, monitoring, reporting and managing the Firm’s liquidity, funding and structural interest rate and foreign exchange risks, as well as executing the Firm’s capital plan. The major Other Corporate units include Real Estate, Enterprise Technology, Legal, Compliance, Finance, Human Resources, Internal Audit, Risk Management, Oversight & Control, Corporate Responsibility and various Other Corporate groups. Other centrally managed expense includes the Firm’s occupancy and pension-related expenses that are subject to allocation to the businesses.

JPMorgan Chase & Co./2015 Annual Report	305

Notes to consolidated financial statements

Segment results
The following tables provide a summary of the Firm’s segment results as of or for the years ended December 31, 2015, 2014 and 2013 on a managed basis. Total net revenue (noninterest revenue and net interest income) for each of the segments is presented on a fully taxable-equivalent (“FTE”) basis. Accordingly, revenue from investments that receive tax credits and tax-exempt securities is presented in the managed results on a basis comparable to taxable investments and securities. This non-GAAP financial measure allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources. The corresponding income tax impact related to tax-exempt items is recorded within income tax expense/(benefit).
Preferred stock dividend allocation
As part of its funds transfer pricing process, the Firm allocates substantially all of the cost of its outstanding preferred stock to its reportable business segments, while retaining the balance of the cost in Corporate. This cost is included as a reduction to net income applicable to common equity to be consistent with the presentation of firmwide results.
Business segment capital allocation changes
On at least an annual basis, the Firm assesses the level of capital required for each line of business as well as the assumptions and methodologies used to allocate capital to its lines of business, and updates the equity allocations to its lines of business as refinements are implemented. Each business segment is allocated capital by taking into consideration stand-alone peer comparisons, regulatory capital requirements (as estimated under Basel III Advanced Fully Phased-In rules) and economic risk. The amount of capital assigned to each business is referred to as equity.

Segment results and reconciliation

As of or for the year ended December 31, (in millions, except ratios)	Consumer & Community Banking			Corporate & Investment Bank			Commercial Banking
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Noninterest revenue	$15,592	$15,937	$17,552	$23,693	$23,420	$23,736	$2,365	$2,349	$2,298
Net interest income	28,228	28,431	28,985	9,849	11,175	10,976	4,520	4,533	4,794
Total net revenue	43,820	44,368	46,537	33,542	34,595	34,712	6,885	6,882	7,092
Provision for credit losses	3,059	3,520	335	332	(161)	(232)	442	(189)	85
Noninterest expense	24,909	25,609	27,842	21,361	23,273	21,744	2,881	2,695	2,610
Income/(loss) before income tax expense/(benefit)	15,852	15,239	18,360	11,849	11,483	13,200	3,562	4,376	4,397
Income tax expense/(benefit)	6,063	6,054	7,299	3,759	4,575	4,350	1,371	1,741	1,749
Net income/(loss)	$9,789	$9,185	$11,061	$8,090	$6,908	$8,850	$2,191	$2,635	$2,648
Average common equity	$51,000	$51,000	$46,000	$62,000	$61,000	$56,500	$14,000	$14,000	$13,500
Total assets	502,652	455,634	452,929	748,691	861,466	843,248	200,700	195,267	190,782
Return on common equity	18%	18%	23%	12%	10%	15%	15%	18%	19%
Overhead ratio	57	58	60	64	67	63	42	39	37

(a)
Segment managed results reflect revenue on a FTE basis with the corresponding income tax impact recorded within income tax expense/(benefit). These adjustments are eliminated in reconciling items to arrive at the Firm’s reported U.S. GAAP results.

306	JPMorgan Chase & Co./2015 Annual Report

(table continued from previous page)
Asset Management			Corporate			Reconciling Items(a)			Total
2015	2014	2013	2015	2014	2013	2015	2014	2013	2015	2014	2013
$9,563	$9,588	$9,029	$800	$1,972	$3,093	$(1,980)	$(1,788)	$(1,660)	$50,033	$51,478	$54,048
2,556	2,440	2,376	(533)	(1,960)	(3,115)	(1,110)	(985)	(697)	43,510	43,634	43,319
12,119	12,028	11,405	267	12	(22)	(3,090)	(2,773)	(2,357)	93,543	95,112	97,367
4	4	65	(10)	(35)	(28)	—	—	—	3,827	3,139	225
8,886	8,538	8,016	977	1,159	10,255	—	—	—	59,014	61,274	70,467
3,229	3,486	3,324	(700)	(1,112)	(10,249)	(3,090)	(2,773)	(2,357)	30,702	30,699	26,675
1,294	1,333	1,241	(3,137)	(1,976)	(3,493)	(3,090)	(2,773)	(2,357)	6,260	8,954	8,789
$1,935	$2,153	$2,083	$2,437	$864	$(6,756)	$—	$—	$—	$24,442	$21,745	$17,886
$9,000	$9,000	$9,000	$79,690	$72,400	$71,409	$—	$—	$—	$215,690	$207,400	$196,409
131,451	128,701	122,414	768,204	931,206	805,506	NA	NA	NA	2,351,698	2,572,274	2,414,879
21%	23%	23%	NM	NM	NM	NM	NM	NM	11%	10%	9%
73	71	70	NM	NM	NM	NM	NM	NM	63	64	72

JPMorgan Chase & Co./2015 Annual Report	307

Notes to consolidated financial statements

Note 34 – Parent company

Parent company – Statements of income and comprehensive income
Year ended December 31, (in millions)	2015	2014	2013
Income
Dividends from subsidiaries and affiliates:
Bank and bank holding company	$10,653	$—	$1,175
Nonbank(a)	8,172	14,716	876
Interest income from subsidiaries	443	378	757
Other interest income	234	284	303
Other income from subsidiaries, primarily fees:
Bank and bank holding company	1,438	779	318
Nonbank	(2,945)	52	2,065
Other income/(loss)	3,316	508	(1,380)
Total income	21,311	16,717	4,114
Expense
Interest expense to subsidiaries and affiliates(a)	98	169	309
Other interest expense	3,720	3,645	4,031
Other noninterest expense	2,611	827	9,597
Total expense	6,429	4,641	13,937
Income (loss) before income tax benefit and undistributed net income of subsidiaries	14,882	12,076	(9,823)
Income tax benefit	1,640	1,430	4,301
Equity in undistributed net income of subsidiaries	7,920	8,239	23,408
Net income	$24,442	$21,745	$17,886
Other comprehensive income, net	(1,997)	990	(2,903)
Comprehensive income	$22,445	$22,735	$14,983

Parent company – Balance sheets
December 31, (in millions)	2015	2014
Assets
Cash and due from banks	$74	$211
Deposits with banking subsidiaries	65,799	95,884
Trading assets	13,830	18,222
Available-for-sale securities	3,154	3,321
Loans	1,887	2,260
Advances to, and receivables from, subsidiaries:
Bank and bank holding company	32,454	33,810
Nonbank	58,674	52,626
Investments (at equity) in subsidiaries and affiliates:
Bank and bank holding company	225,613	215,732
Nonbank(a)	34,205	41,173
Other assets	18,088	18,200
Total assets	$453,778	$481,439
Liabilities and stockholders’ equity
Borrowings from, and payables to, subsidiaries and affiliates(a)	$11,310	$17,381
Other borrowed funds, primarily commercial paper	3,722	49,586
Other liabilities	11,940	11,918
Long-term debt(b)(c)	179,233	170,827
Total liabilities(c)	206,205	249,712
Total stockholders’ equity	247,573	231,727
Total liabilities and stockholders’ equity	$453,778	$481,439

Parent company – Statements of cash flows
Year ended December 31, (in millions)	2015	2014	2013
Operating activities
Net income	$24,442	$21,745	$17,886
Less: Net income of subsidiaries and affiliates(a)	26,745	22,972	25,496
Parent company net loss	(2,303)	(1,227)	(7,610)
Cash dividends from subsidiaries and affiliates(a)	17,023	14,714	1,917
Other operating adjustments	2,483	(1,681)	3,217
Net cash provided by/(used in) operating activities	17,203	11,806	(2,476)
Investing activities
Net change in:
Deposits with banking subsidiaries	30,085	(31,040)	10,679
Available-for-sale securities:
Proceeds from paydowns and maturities	120	12,076	61
Purchases	—	—	(12,009)
Other changes in loans, net	321	(319)	(713)
Advances to and investments in subsidiaries and affiliates, net	(81)	3,306	14,469
All other investing activities, net	153	32	22
Net cash provided by/(used in) investing activities	30,598	(15,945)	12,509
Financing activities
Net change in:
Borrowings from subsidiaries and affiliates(a)	(4,062)	4,454	(2,715)
Other borrowed funds	(47,483)	(5,778)	(7,297)
Proceeds from the issuance of long-term debt	42,121	40,284	31,303
Payments of long-term debt	(30,077)	(31,050)	(21,510)
Proceeds from issuance of preferred stock	5,893	8,847	3,873
Redemption of preferred stock	—	—	(1,800)
Treasury stock and warrants repurchased	(5,616)	(4,760)	(4,789)
Dividends paid	(7,873)	(6,990)	(6,056)
All other financing activities, net	(840)	(921)	(994)
Net cash provided by/(used in) financing activities	(47,937)	4,086	(9,985)
Net increase/(decrease) in cash and due from banks	(137)	(53)	48
Cash and due from banks at the beginning of the year, primarily with bank subsidiaries	211	264	216
Cash and due from banks at the end of the year, primarily with bank subsidiaries	$74	$211	$264
Cash interest paid	$3,873	$3,921	$4,409
Cash income taxes paid, net	8,251	200	2,390

(a)
Affiliates include trusts that issued guaranteed capital debt securities (“issuer trusts”). The Parent received dividends of $2 million, $2 million and $5 million from the issuer trusts in 2015, 2014 and 2013, respectively. For further discussion on these issuer trusts, see Note 21.

(b)	At December 31, 2015, long-term debt that contractually matures in 2016 through 2020 totaled $27.2 billion, $26.0 billion, $21.1 billion, $11.5 billion and $22.2 billion, respectively.

(c)	For information regarding the Parent’s guarantees of its subsidiaries’ obligations, see Notes 21 and 29.

308	JPMorgan Chase & Co./2015 Annual Report

Supplementary information

Selected quarterly financial data (unaudited)

(Table continued on next page)
As of or for the period ended	2015				2014
(in millions, except per share, ratio, headcount data and where otherwise noted)	4th quarter	3rd quarter	2nd quarter	1st quarter	4th quarter	3rd quarter	2nd quarter	1st quarter
Selected income statement data
Total net revenue	$22,885	$22,780	$23,812	$24,066	$22,750	$24,469	$24,678	$23,215
Total noninterest expense	14,263	15,368	14,500	14,883	15,409	15,798	15,431	14,636
Pre-provision profit	8,622	7,412	9,312	9,183	7,341	8,671	9,247	8,579
Provision for credit losses	1,251	682	935	959	840	757	692	850
Income before income tax expense	7,371	6,730	8,377	8,224	6,501	7,914	8,555	7,729
Income tax expense	1,937	(74)	2,087	2,310	1,570	2,349	2,575	2,460
Net income	$5,434	$6,804	$6,290	$5,914	$4,931	$5,565	$5,980	$5,269
Per common share data
Net income: Basic	$1.34	$1.70	$1.56	$1.46	$1.20	$1.37	$1.47	$1.29
Diluted	1.32	1.68	1.54	1.45	1.19	1.35	1.46	1.28
Average shares: Basic	3,674.2	3,694.4	3,707.8	3,725.3	3,730.9	3,755.4	3,780.6	3,787.2
Diluted	3,704.6	3,725.6	3,743.6	3,757.5	3,765.2	3,788.7	3,812.5	3,823.6
Market and per common share data
Market capitalization	$241,899	$224,438	$250,581	$224,818	$232,472	$225,188	$216,725	$229,770
Common shares at period-end	3,663.5	3,681.1	3,698.1	3,711.1	3,714.8	3,738.2	3,761.3	3,784.7
Share price(a):
High	$69.03	$70.61	$69.82	$62.96	$63.49	$61.85	$61.29	$61.48
Low	58.53	50.07	59.65	54.27	54.26	54.96	52.97	54.20
Close	66.03	60.97	67.76	60.58	62.58	60.24	57.62	60.71
Book value per share	60.46	59.67	58.49	57.77	56.98	56.41	55.44	53.97
Tangible book value per share (“TBVPS”)(b)	48.13	47.36	46.13	45.45	44.60	44.04	43.08	41.65
Cash dividends declared per share	0.44	0.44	0.44	0.40	0.40	0.40	0.40	0.38
Selected ratios and metrics
Return on common equity (“ROE”)	9%	12%	11%	11%	9%	10%	11%	10%
Return on tangible common equity (“ROTCE”)(b)	11	15	14	14	11	13	14	13
Return on assets (“ROA”)	0.90	1.11	1.01	0.94	0.78	0.90	0.99	0.89
Overhead ratio	62	67	61	62	68	65	63	63
Loans-to-deposits ratio	65	64	61	56	56	56	57	57
HQLA (in billions)(c)	$496	$505	$532	$614	$600	$572	$576	$538
CET1 capital ratio(d)	11.8%	11.5%	11.2%	10.7%	10.2%	10.2%	9.8%	10.9%
Tier 1 capital ratio(d)	13.5	13.3	12.8	12.1	11.6	11.5	11.0	12.0
Total capital ratio(d)	15.1	14.9	14.4	13.6	13.1	12.8	12.5	14.5
Tier 1 leverage ratio	8.5	8.4	8.0	7.5	7.6	7.6	7.6	7.3
Selected balance sheet data (period-end)
Trading assets	$343,839	$361,708	$377,870	$398,981	$398,988	$410,657	$392,543	$375,204
Securities	290,827	306,660	317,795	331,136	348,004	366,358	361,918	351,850
Loans	837,299	809,457	791,247	764,185	757,336	743,257	746,983	730,971
Core Loans	732,093	698,988	674,767	641,285	628,785	607,617	603,440	582,206
Total assets	2,351,698	2,416,635	2,449,098	2,576,619	2,572,274	2,526,158	2,519,494	2,476,152
Deposits	1,279,715	1,273,106	1,287,332	1,367,887	1,363,427	1,334,534	1,319,751	1,282,705
Long-term debt(e)	288,651	292,503	286,240	280,123	276,379	268,265	269,472	274,053
Common stockholders’ equity	221,505	219,660	216,287	214,371	211,664	210,876	208,520	204,246
Total stockholders’ equity	247,573	245,728	241,205	235,864	231,727	230,939	226,983	219,329
Headcount	234,598	235,678	237,459	241,145	241,359	242,388	245,192	246,994

JPMorgan Chase & Co./2015 Annual Report	309

Supplementary information

(Table continued from previous page)
As of or for the period ended	2015				2014
(in millions, except ratio data)	4th quarter	3rd quarter	2nd quarter	1st quarter	4th quarter	3rd quarter	2nd quarter	1st quarter
Credit quality metrics
Allowance for credit losses	$14,341	$14,201	$14,535	$14,658	$14,807	$15,526	$15,974	$16,485
Allowance for loan losses to total retained loans	1.63%	1.67%	1.78%	1.86%	1.90%	2.02%	2.08%	2.20%
Allowance for loan losses to retained loans excluding purchased credit-impaired loans(f)	1.37	1.40	1.45	1.52	1.55	1.63	1.69	1.75
Nonperforming assets	$7,034	$7,294	$7,588	$7,714	$7,967	$8,390	$9,017	$9,473
Net charge-offs	1,064	963	1,007	1,052	1,218	1,114	1,158	1,269
Net charge-off rate	0.52%	0.49%	0.53%	0.57%	0.65%	0.60%	0.64%	0.71%
Note: Effective October 1, 2015, and January 1, 2015, JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”) adopted new accounting guidance, retrospectively, related to (1) the presentation of debt issuance costs, and (2) investments in affordable housing projects that qualify for the low-income housing tax credit, respectively. For additional information, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 80–82 , Accounting and Reporting Developments on page 170, and Note 1.

(a)	Share prices shown for JPMorgan Chase’s common stock are from the New York Stock Exchange.

(b)	TBVPS and ROTCE are non-GAAP financial measures. For further discussion of these measures, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 80–82.

(c)
HQLA represents the amount of assets that qualify for inclusion in the liquidity coverage ratio under the final U.S. rule (“U.S. LCR”) for 4Q15, 3Q15, 2Q15 and 1Q15 and the estimated amounts for 4Q14 and 3Q14 prior to the effective date of the final rule and under the Basel III liquidity coverage ratio (“Basel III LCR”) for 2Q14 and 1Q14. For additional information, see HQLA on page 160.

(d)
As of December 31, 2015, September 30, 2015, June 30, 2015, March 31, 2015, December 31, 2014, September 30, 2014, and June 30, 2014, the ratios presented are calculated under the U.S. Basel III transitional rules. As of March 31, 2015 the ratio presented is calculated under Basel III Standardized Transitional rules. All periods shown represent the Collins Floor. See Capital Management on pages 149–158 for additional information on Basel III and non-GAAP financial measures of regulatory capital.

(e)	Included unsecured long-term debt of $211.8 billion, $214.6 billion, $209.1 billion, $209.0 billion, $207.0 billion, $204.2 billion, $205.1 billion and $205.6 respectively, for the periods presented.

(f)
Excludes the impact of residential real estate PCI loans, a non-GAAP financial measure. For further discussion of these measures, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 80–82. For further discussion, see Allowance for credit losses on pages 130–132.

310	JPMorgan Chase & Co./2015 Annual Report

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
Assets under management: Represent assets actively managed by AM on behalf of its Private Banking, Institutional and Retail clients. Includes “Committed capital not Called,” on which AM earns fees.
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
Chase LiquidSM cards: Refers to a prepaid, reloadable card product.
Client advisors: Investment product specialists, including private client advisors, financial advisors, financial advisor associates, senior financial advisors, independent financial advisors and financial advisor associate trainees, who advise clients on investment options, including annuities, mutual funds, stock trading services, etc., sold by the Firm or by third-party vendors through retail branches, Chase Private Client locations and other channels.
Client assets: Represent assets under management as well as custody, brokerage, administration and deposit accounts.
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
Client investment managed accounts: Assets actively managed by Chase Wealth Management on behalf of clients. The percentage of managed accounts is calculated by dividing managed account assets by total client investment assets.

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

JPMorgan Chase & Co./2015 Annual Report	311

Glossary of Terms

Group of Seven (“G7”) nations: Countries in the G7 are Canada, France, Germany, Italy, Japan, the U.K. and the U.S.
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
Current estimated LTV ratio
An estimate of the LTV as of a certain date. The current estimated LTV ratios are calculated using estimated collateral values derived from a nationally recognized home price index measured at the metropolitan statistical area (“MSA”) level. These MSA-level home price indices consist of actual data to the extent available and forecasted data where actual data is not available. As a result, the estimated collateral values used to calculate these ratios do not represent actual appraised loan-level collateral values; as such, the resulting LTV ratios are necessarily imprecise and should therefore be viewed as estimates.

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
Mortgage origination channels:
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

312	JPMorgan Chase & Co./2015 Annual Report

Glossary of Terms

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
N/A: Data is not applicable or available for the period presented.
Net charge-off/(recovery) rate: Represents net charge-offs/(recoveries) (annualized) divided by average retained loans for the reporting period.
Net production revenue: Includes net gains or losses on originations and sales of mortgage loans, other production-related fees and losses related to the repurchase of previously-sold loans.
Net mortgage servicing revenue includes the following components:
Operating revenue predominantly represents the return on Mortgage Servicing’s MSR asset and includes:
– Actual gross income earned from servicing third-party mortgage loans, such as contractually specified servicing fees and ancillary income; and
– The change in the fair value of the MSR asset due to the collection or realization of expected cash flows.
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
Over-the-counter cleared (“OTC-cleared”) derivatives: Derivative contracts that are negotiated and executed bilaterally, but subsequently settled via a central clearing house, such that each derivative counterparty is only exposed to the default of that clearing house.
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

JPMorgan Chase & Co./2015 Annual Report	313

Glossary of Terms

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
Real estate investment trust (“REIT”): A special purpose investment vehicle that provides investors with the ability to participate directly in the ownership or financing of real-estate related assets by pooling their capital to purchase and manage income property (i.e., equity REIT) and/or mortgage loans (i.e., mortgage REIT). REITs can be publicly-or privately-held and they also qualify for certain favorable tax considerations.
Receivables from customers: Primarily represents margin loans to prime and retail brokerage customers which are included in accrued interest and accounts receivable on the Consolidated balance sheets.

Reported basis: Financial statements prepared under U.S. GAAP, which excludes the impact of taxable-equivalent adjustments.
Retained loans: Loans that are held-for-investment (i.e., excludes loans held-for-sale and loans at fair value).
Revenue wallet: Proportion of fee revenue based on estimates of investment banking fees generated across the industry (i.e., the revenue wallet) from investment banking transactions in M&A, equity and debt underwriting, and loan syndications. Source: Dealogic, a third party provider of investment banking competitive analysis and volume-based league tables for the above noted industry products.
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
Sales specialists: Retail branch office and field personnel, including relationship managers and loan officers, who specialize in marketing and sales of various business banking products (i.e., business loans, letters of credit, deposit accounts, Commerce Solutions, etc.) and mortgage products to existing and new clients.
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

314	JPMorgan Chase & Co./2015 Annual Report

Glossary of Terms

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
U.S. GAAP: Accounting principles generally accepted in the U.S.
U.S. government-sponsored enterprises (“U.S. GSEs”) and U.S. GSE obligations: In the U.S., GSEs are quasi-governmental, privately-held entities established by Congress to improve the flow of credit to specific sectors of the economy and provide certain essential services to the public. U.S. GSEs include Fannie Mae and Freddie Mac, but do not include Ginnie Mae, which is directly owned by the U.S. Department of Housing and Urban Development. U.S. GSE obligations are not explicitly guaranteed as to the timely payment of principal and interest by the full faith and credit of the U.S. government.
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

JPMorgan Chase & Co./2015 Annual Report	315

Distribution of assets, liabilities and stockholders’ equity; interest rates and interest differentials

Consolidated average balance sheet, interest and rates
Provided below is a summary of JPMorgan Chase’s consolidated average balances, interest rates and interest differentials on a taxable-equivalent basis for the years 2013 through 2015. Income computed on a taxable-equivalent basis is the income reported in the Consolidated statements of income, adjusted to present interest income and average rates earned on assets exempt from income taxes (primarily federal taxes) on a basis comparable with other taxable investments. The incremental tax rate used for calculating the taxable-equivalent adjustment was approximately 38% in 2015, 2014 and 2013. A substantial portion of JPMorgan Chase’s securities are taxable.

(Table continued on next page)	2015
Year ended December 31, (Taxable-equivalent interest and rates; in millions, except rates)	Average balance		Interest(e)		Average rate
Assets
Deposits with banks	$427,963		$1,250		0.29%
Federal funds sold and securities purchased under resale agreements	206,637		1,592		0.77
Securities borrowed	105,273		(532)	(f)	(0.50)
Trading assets	206,385		6,694		3.24
Taxable securities	273,730		6,550		2.39
Non-taxable securities(a)	42,125		2,556		6.07
Total securities	315,855		9,106		2.88	(h)
Loans	787,318		33,321	(g)	4.23
Other assets(b)	38,811		652		1.68
Total interest-earning assets	2,088,242		52,083		2.49
Allowance for loan losses	(13,885)
Cash and due from banks	22,042
Trading assets – equity instruments	105,489
Trading assets – derivative receivables	73,290
Goodwill	47,445
Mortgage servicing rights	6,902
Other intangible assets:
Purchased credit card relationships	25
Other intangibles	1,067
Other assets	138,792
Total assets	$2,469,409
Liabilities
Interest-bearing deposits	$872,572		$1,252		0.14%
Federal funds purchased and securities loaned or sold under repurchase agreements	192,510		609		0.32
Commercial paper	38,140		110		0.29
Trading liabilities – debt, short-term and other liabilities(c)	207,810		622		0.30
Beneficial interests issued by consolidated variable interest entities (“VIEs”)	49,200		435		0.88
Long-term debt	284,940		4,435		1.56
Total interest-bearing liabilities	1,645,172		7,463		0.45
Noninterest-bearing deposits	423,216
Trading liabilities – equity instruments	17,282
Trading liabilities – derivative payables	64,716
All other liabilities, including the allowance for lending-related commitments	79,293
Total liabilities	2,229,679
Stockholders’ equity
Preferred stock	24,040
Common stockholders’ equity	215,690
Total stockholders’ equity	239,730	(d)
Total liabilities and stockholders’ equity	$2,469,409
Interest rate spread					2.04%
Net interest income and net yield on interest-earning assets			$44,620		2.14

(a)	Represents securities which are tax exempt for U.S. Federal Income Tax purposes.

(b)	Includes margin loans.

(c)	Includes brokerage customer payables.

(d)
The ratio of average stockholders’ equity to average assets was 9.7% for 2015, 9.2% for 2014, and 8.7% for 2013. The return on average stockholders’ equity, based on net income, was 10.2% for 2015, 9.7% for 2014, and 8.6% for 2013.

(e)	Interest includes the effect of related hedging derivatives. Taxable-equivalent amounts are used where applicable.

(f)
Negative interest income and yield for the years ended December 31, 2015, 2014 and 2013, is the result of increased client-driven demand for certain securities combined with the impact of low interest rates; the offset of this stock borrow activity is reflected as lower net interest expense reported within short-term and other liabilities.

(g)	Fees and commissions on loans included in loan interest amounted to $936 million in 2015, $1.1 billion in 2014, and $1.3 billion in 2013.

(h)
The annualized rate for securities based on amortized cost was 2.94% in 2015, 2.82% in 2014, and 2.37% in 2013, and does not give effect to changes in fair value that are reflected in accumulated other comprehensive income/(loss).

(i)	Reflects a benefit from the favorable market environments for dollar-roll financings.

Within the Consolidated average balance sheets, interest and rates summary, the principal amounts of nonaccrual loans have been included in the average loan balances used to determine the average interest rate earned on loans. For additional information on nonaccrual loans, including interest accrued, see Note 14.

(Table continued from previous page)
2014						2013
Average balance		Interest(e)		Average rate		Average balance		Interest(e)		Average rate

$358,072		$1,157		0.32%		$268,968		$918		0.34%
230,489		1,642		0.71		231,567		1,940		0.84
116,540		(501)	(f)	(0.43)		118,300		(127)	(f)	(0.11)
210,609		7,386		3.51		227,769		8,191		3.60
318,970		7,617		2.39		333,285		6,916		2.07
34,359		2,158		6.28		23,558		1,369		5.81
353,329		9,775		2.77	(h)	356,843		8,285		2.32	(h)
739,175		32,394	(g)	4.38		726,450		33,621	(g)	4.63
40,879		663		1.62		40,334		538		1.33
2,049,093		52,516		2.56		1,970,231		53,366		2.71
(15,418)						(19,819)
25,650						35,919
116,650						112,680
67,123						72,629
48,029						48,102
8,387						8,840

62						214
1,316						1,736
146,343						149,058
$2,447,235						$2,379,590

$868,838		$1,633		0.19%		$822,781		$2,067		0.25%
208,560		604	(i)	0.29	(i)	238,551		582	(i)	0.24	(i)
59,916		134		0.22		53,717		112		0.21
220,137		712		0.32		202,894		1,104		0.54
47,974		405		0.84		54,798		478		0.87
269,814		4,409		1.63		263,603		5,007		1.90
1,675,239		7,897		0.47		1,636,344		9,350		0.57
395,463						366,361
16,246						14,218
54,758						64,553
81,111						90,745
2,222,817						2,172,221

17,018						10,960
207,400						196,409
224,418	(d)					207,369	(d)
$2,447,235						$2,379,590
				2.09%						2.14%
		$44,619		2.18				$44,016		2.23

Interest rates and interest differential analysis of net interest income – U.S. and non-U.S.

Presented below is a summary of interest rates and interest differentials segregated between U.S. and non-U.S. operations for the years 2013 through 2015. The segregation of U.S. and non-U.S. components is based on the location of the office recording the transaction. Intracompany funding generally consists of dollar-denominated deposits originated in various locations that are centrally managed by JPMorgan Chase’s Treasury unit.

(Table continued on next page)
	2015
Year ended December 31, (Taxable-equivalent interest and rates; in millions, except rates)	Average balance	Interest		Average rate
Interest-earning assets
Deposits with banks:
U.S.	$388,833	$1,021		0.26%
Non-U.S.	39,130	229		0.59
Federal funds sold and securities purchased under resale agreements:
U.S.	118,945	900		0.76
Non-U.S.	87,692	692		0.79
Securities borrowed:
U.S.	78,815	(562)	(b)	(0.71)
Non-U.S.	26,458	30		0.11
Trading assets – debt instruments:
U.S.	106,465	3,572		3.35
Non-U.S.	99,920	3,122		3.12
Securities:
U.S.	200,240	6,676		3.33
Non-U.S.	115,615	2,430		2.10
Loans:
U.S.	699,664	31,468		4.50
Non-U.S.	87,654	1,853		2.11
Other assets, predominantly U.S.	38,811	652		1.68
Total interest-earning assets	2,088,242	52,083		2.49
Interest-bearing liabilities
Interest-bearing deposits:
U.S.	638,756	761		0.12
Non-U.S.	233,816	491		0.21
Federal funds purchased and securities loaned or sold under repurchase agreements:
U.S.	140,609	366		0.26
Non-U.S.	51,901	243		0.47
Trading liabilities – debt, short-term and other liabilities:
U.S.	166,838	(394)	(b)	(0.24)
Non-U.S.	79,112	1,126		1.42
Beneficial interests issued by consolidated VIEs, predominantly U.S.	49,200	435		0.88
Long-term debt:
U.S.	273,033	4,386		1.61
Non-U.S.	11,907	49		0.41
Intracompany funding:
U.S.	(50,517)	7		—
Non-U.S.	50,517	(7)		—
Total interest-bearing liabilities	1,645,172	7,463		0.45
Noninterest-bearing liabilities(a)	443,070
Total investable funds	$2,088,242	$7,463		0.36%
Net interest income and net yield:		$44,620		2.14%
U.S.		38,033		2.34
Non-U.S.		6,587		1.42
Percentage of total assets and liabilities attributable to non-U.S. operations:
Assets				24.7
Liabilities				21.1

(a)	Represents the amount of noninterest-bearing liabilities funding interest-earning assets.

(b)
Negative interest income and yield, for the years ended December 31, 2015, 2014 and 2013 is a result of increased client-driven demand for certain securities combined with the impact of low interest rates; the offset of this stock borrow activity is reflected as lower net interest expense reported within trading liabilities – debt, short-term and other liabilities.

(c)	Reflects a benefit from the favorable market environments for dollar-roll financings.

For further information, see the “Net interest income” discussion in Consolidated Results of Operations on pages 72–74.

(Table continued from previous page)

2014					2013
Average balance	Interest		Average rate		Average balance	Interest		Average rate

$328,145	$825		0.25%		$233,850	$572		0.24%
29,927	332		1.11		35,118	346		0.99

125,812	719		0.57		129,600	793		0.61
104,677	923		0.88		101,967	1,147		1.13

77,228	(573)	(b)	(0.74)		69,377	(376)	(b)	(0.54)
39,312	72		0.18		48,923	249		0.51

109,678	4,045		3.69		120,985	4,301		3.56
100,931	3,341		3.31		106,784	3,890		3.64

193,856	6,586		3.40		170,473	4,795		2.81
159,473	3,189		2.00		186,370	3,490		1.87

635,846	30,165		4.74		617,043	31,235		5.06
103,329	2,229		2.16		109,407	2,386		2.18
40,879	663		1.62		40,334	538		1.33
2,049,093	52,516		2.56		1,970,231	53,366		2.71

620,708	813		0.13		582,282	1,067		0.18
248,130	820		0.33		240,499	1,000		0.42

146,025	130	(c)	0.09	(c)	161,256	103	(c)	0.06	(c)
62,535	474		0.76		77,295	479		0.62

194,771	(284)	(b)	(0.15)		176,870	5	(b)	—
85,282	1,130		1.33		79,741	1,211		1.52
47,974	405		0.84		54,798	478		0.87

256,726	4,366		1.70		250,477	4,949		1.98
13,088	43		0.33		13,126	58		0.45

(122,467)	(176)		—		(181,109)	(339)		—
122,467	176		—		181,109	339		—
1,675,239	7,897		0.47		1,636,344	9,350		0.57
373,854					333,887
$2,049,093	$7,897		0.39%		$1,970,231	$9,350		0.47%
	44,619		2.18%			44,016		2.23%
	37,018		2.46			35,492		2.59
	7,601		1.39			8,524		1.42

			28.9					32.6
			22.6					23.5

Changes in net interest income, volume and rate analysis

The table below presents an analysis of the effect on net interest income of volume and rate changes for the periods 2015 versus 2014 and 2014 versus 2013. In this analysis, when the change cannot be isolated to either volume or rate, it has been allocated to volume.

	2015 versus 2014			2014 versus 2013
	Increase/(decrease) due to change in:			Increase/(decrease) due to change in:
Year ended December 31, (On a taxable-equivalent basis: in millions)	Volume	Rate	Net change	Volume	Rate	Net change
Interest-earning assets
Deposits with banks:
U.S.	$163	$33	$196	$230	$23	$253
Non-U.S.	53	(156)	(103)	(56)	42	(14)
Federal funds sold and securities purchased under resale agreements:
U.S.	(58)	239	181	(22)	(52)	(74)
Non-U.S.	(137)	(94)	(231)	31	(255)	(224)
Securities borrowed:
U.S.	(12)	23	11	(58)	(139)	(197)
Non-U.S.	(14)	(28)	(42)	(16)	(161)	(177)
Trading assets – debt instruments:
U.S.	(100)	(373)	(473)	(413)	157	(256)
Non-U.S.	(27)	(192)	(219)	(197)	(352)	(549)
Securities:
U.S.	226	(136)	90	785	1,006	1,791
Non-U.S.	(918)	159	(759)	(543)	242	(301)
Loans:
U.S.	2,829	(1,526)	1,303	905	(1,975)	(1,070)
Non-U.S.	(324)	(52)	(376)	(135)	(22)	(157)
Other assets, predominantly U.S.	(36)	25	(11)	8	117	125
Change in interest income	1,645	(2,078)	(433)	519	(1,369)	(850)
Interest-bearing liabilities
Interest-bearing deposits:
U.S.	10	(62)	(52)	37	(291)	(254)
Non-U.S.	(31)	(298)	(329)	36	(216)	(180)
Federal funds purchased and securities loaned or sold under repurchase agreements:
U.S.	(12)	248	236	(21)	48	27
Non-U.S.	(50)	(181)	(231)	(113)	108	(5)
Trading liabilities – debt, short-term and other liabilities
U.S.	66	(176)	(110)	(27)	(262)	(289)
Non-U.S.	(81)	77	(4)	71	(152)	(81)
Beneficial interests issued by consolidated VIEs, predominantly U.S.	11	19	30	(57)	(16)	(73)
Long-term debt:
U.S.	251	(231)	20	118	(701)	(583)
Non-U.S.	(4)	10	6	1	(16)	(15)
Intercompany funding:
U.S.	(1)	184	183	72	91	163
Non-U.S.	1	(184)	(183)	(72)	(91)	(163)
Change in interest expense	160	(594)	(434)	45	(1,498)	(1,453)
Change in net interest income	$1,485	$(1,484)	$1	$474	$129	$603

Securities portfolio

For information regarding the securities portfolio as of December 31, 2015 and 2014, and for the years ended December 31, 2015 and 2014, see Note 12. For the available–for–sale securities portfolio, at December 31, 2013, the fair value and amortized cost of U.S. Treasury and government agency obligations was $99.2 billion and $97.7 billion, respectively; the fair value and amortized cost of all other available–for–sale securities was $230.8 billion and $227.7 billion, respectively; and the total fair value and amortized cost of the total available–for–sale securities portfolio was $330.0 billion and $325.4 billion, respectively.
At December 31, 2013, the fair value and amortized cost of U.S. Treasury and government agency obligations in the held-to-maturity securities portfolio was $22.8 billion and $23.1 billion, respectively; the fair value and amortized cost of all other held-to-maturity securities was $920 million; and the total fair value and amortized cost of the total held-to-maturity securities portfolio was $23.7 billion and $24.0 billion, respectively.

Loan portfolio

The table below presents loans by portfolio segment and loan class that are presented in Credit Risk Management on page 114, pages 115–121 and page 122, and in Note 14, at the periods indicated.

December 31, (in millions)	2015	2014	2013	2012	2011
U.S. consumer, excluding credit card loans
Home equity	$60,548	$69,837	$76,790	$88,356	$100,497
Mortgage	192,714	139,973	129,008	123,277	128,709
Auto	60,255	54,536	52,757	49,913	47,426
Other	31,304	31,028	30,508	31,074	31,795
Total U.S. consumer, excluding credit card loans	344,821	295,374	289,063	292,620	308,427
Credit card Loans
U.S. credit card loans	131,132	129,067	125,308	125,277	129,587
Non-U.S. credit card loans	331	1,981	2,483	2,716	2,690
Total credit card loans	131,463	131,048	127,791	127,993	132,277
Total consumer loans	476,284	426,422	416,854	420,613	440,704
U.S. wholesale loans
Commercial and industrial	83,739	78,664	79,436	77,900	65,958
Real estate	90,836	77,022	67,815	59,369	53,230
Financial institutions	12,708	13,743	11,087	10,708	8,489
Government agencies	9,838	7,574	8,316	7,962	7,236
Other	67,925	49,838	48,158	50,948	52,126
Total U.S. wholesale loans	265,046	226,841	214,812	206,887	187,039
Non-U.S. wholesale loans
Commercial and industrial	30,385	34,782	36,447	36,674	31,108
Real estate	4,577	2,224	1,621	1,757	1,748
Financial institutions	17,188	21,099	22,813	26,564	30,262
Government agencies	1,788	1,122	2,146	1,586	583
Other	42,031	44,846	43,725	39,715	32,276
Total non-U.S. wholesale loans	95,969	104,073	106,752	106,296	95,977
Total wholesale loans
Commercial and industrial	114,124	113,446	115,883	114,574	97,066
Real estate	95,413	79,246	69,436	61,126	54,978
Financial institutions	29,896	34,842	33,900	37,272	38,751
Government agencies	11,626	8,696	10,462	9,548	7,819
Other	109,956	94,684	91,883	90,663	84,402
Total wholesale loans	361,015	330,914	321,564	313,183	283,016
Total loans(a)	$837,299	$757,336	$738,418	$733,796	$723,720
Memo:
Loans held-for-sale	$1,646	$7,217	$12,230	$4,406	$2,626
Loans at fair value	2,861	2,611	2,011	2,555	2,097
Total loans held-for-sale and loans at fair value	$4,507	$9,828	$14,241	$6,961	$4,723

(a)
Loans (other than purchased credit-impaired loans and those for which the fair value option have been elected) are presented net of unearned income, unamortized discounts and premiums, and net deferred loan costs. These amounts were not material as of December 31, 2015, 2014, 2013, 2012 and 2011.

Maturities and sensitivity to changes in interest rates
The table below sets forth, at December 31, 2015, wholesale loan maturity and distribution between fixed and floating interest rates based on the stated terms of the loan agreements. The table below also presents loans by loan class that are presented in Wholesale credit portfolio on pages 122–129 and Note 14. The table does not include the impact of derivative instruments.

December 31, 2015 (in millions)	Within 1 year (a)	1-5 years	After 5 years	Total
U.S.
Commercial and industrial	$13,641	$57,210	$12,888	$83,739
Real estate	7,173	19,823	63,840	90,836
Financial institutions	8,093	4,044	571	12,708
Government agencies	1,040	3,140	5,658	9,838
Other	24,196	41,795	1,934	67,925
Total U.S.	54,143	126,012	84,891	265,046
Non-U.S.
Commercial and industrial	9,061	15,913	5,411	30,385
Real estate	1,895	2,626	56	4,577
Financial institutions	13,114	4,072	2	17,188
Government agencies	803	252	733	1,788
Other	32,901	8,532	598	42,031
Total non-U.S.	57,774	31,395	6,800	95,969
Total wholesale loans	$111,917	$157,407	$91,691	$361,015
Loans at fixed interest rates		$8,982	$62,274
Loans at variable interest rates		148,425	29,417
Total wholesale loans		$157,407	$91,691

(a)	Includes demand loans and overdrafts.
Risk elements
The following tables set forth nonperforming assets, contractually past-due assets, and accruing restructured loans by portfolio segment and loan class that are presented in Credit Risk Management on page 114, pages 115–116 and page 122, at the periods indicated.

December 31, (in millions)	2015	2014	2013	2012	2011
Nonperforming assets
U.S. nonaccrual loans:
Consumer, excluding credit card loans	$5,413	$6,509	$7,496	$9,174	$7,411
Credit card loans	—	—	—	1	1
Total U.S. nonaccrual consumer loans	5,413	6,509	7,496	9,175	7,412
Wholesale:
Commercial and industrial	315	184	317	702	936
Real estate	175	237	338	520	886
Financial institutions	4	12	19	60	76
Government agencies	—	—	1	—	—
Other	86	59	97	153	234
Total U.S. wholesale nonaccrual loans	580	492	772	1,435	2,132
Total U.S. nonaccrual loans	5,993	7,001	8,268	10,610	9,544
Non-U.S. nonaccrual loans:
Consumer, excluding credit card loans	—	—	—	—	—
Credit card loans	—	—	—	—	—
Total non-U.S. nonaccrual consumer loans	—	—	—	—	—
Wholesale:
Commercial and industrial	314	21	116	131	79
Real estate	63	23	88	89	—
Financial institutions	6	7	8	—	—
Government agencies	—	—	—	5	16
Other	53	81	60	57	354
Total non-U.S. wholesale nonaccrual loans	436	132	272	282	449
Total non-U.S. nonaccrual loans	436	132	272	282	449
Total nonaccrual loans	6,429	7,133	8,540	10,892	9,993
Derivative receivables	204	275	415	239	297
Assets acquired in loan satisfactions	401	559	751	775	1,025
Nonperforming assets	$7,034	$7,967	$9,706	$11,906	$11,315
Memo:
Loans held-for-sale	$101	$95	$26	$18	$110
Loans at fair value	25	21	197	265	73
Total loans held-for-sale and loans at fair value	$126	$116	$223	$283	$183

December 31, (in millions)	2015	2014	2013	2012	2011
Contractually past-due loans(a)
U.S. loans:
Consumer, excluding credit card loans	$290	$367	$428	$525	$551
Credit card loans	944	893	997	1,268	1,867
Total U.S. consumer loans	1,234	1,260	1,425	1,793	2,418
Wholesale:
Commercial and industrial	6	14	14	19	—
Real estate	15	33	14	69	84
Financial institutions	1	—	—	6	2
Government agencies	6	—	—	—	—
Other	28	26	16	30	6
Total U.S. wholesale loans	56	73	44	124	92
Total U.S. loans	1,290	1,333	1,469	1,917	2,510
Non-U.S. loans:
Consumer, excluding credit card loans	—	—	—	—	—
Credit card loans	—	2	25	34	36
Total non-U.S. consumer loans	—	2	25	34	36
Wholesale:
Commercial and industrial	1	—	—	—	—
Real estate	—	—	—	—	—
Financial institutions	10	—	6	—	—
Government agencies	—	—	—	—	—
Other	—	3	—	14	8
Total non-U.S. wholesale loans	11	3	6	14	8
Total non-U.S. loans	11	5	31	48	44
Total contractually past due loans	$1,301	$1,338	$1,500	$1,965	$2,554

(a)	Represents accruing loans past-due 90 days or more as to principal and interest, which are not characterized as nonaccrual loans.

December 31, (in millions)	2015	2014	2013	2012	2011
Accruing restructured loans(a)
U.S.:
Consumer, excluding credit card loans	$5,980	$7,814	$9,173	$9,033	$7,310
Credit card loans(b)	1,465	2,029	3,115	4,762	7,214
Total U.S. consumer loans	7,445	9,843	12,288	13,795	14,524
Wholesale:
Commercial and industrial	12	10	—	29	68
Real estate	28	31	27	7	48
Financial institutions	—	—	—	—	2
Other	—	1	3	—	6
Total U.S. wholesale loans	40	42	30	36	124
Total U.S.	7,485	9,885	12,318	13,831	14,648
Non-U.S.:
Consumer, excluding credit card loans	—	—	—	—	—
Credit card loans(b)	—	—	—	—	—
Total non-U.S. consumer loans	—	—	—	—	—
Wholesale:
Commercial and industrial	—	—	—	24	48
Real estate	—	—	—	—	—
Other	—	—	—	—	—
Total non-U.S. wholesale loans	—	—	—	24	48
Total non-U.S.	—	—	—	24	48
Total accruing restructured notes	$7,485	$9,885	$12,318	$13,855	$14,696

(a)
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

(b)	Includes credit card loans that have been modified in a troubled debt restructuring.

For a discussion of nonaccrual loans, past-due loan accounting policies, and accruing restructured loans see Credit Risk Management on pages 112–132, and Note 14.

Impact of nonaccrual loans and accruing restructured loans on interest income
The negative impact on interest income from nonaccrual loans represents the difference between the amount of interest income that would have been recorded on such nonaccrual loans according to their original contractual terms had they been performing and the amount of interest that actually was recognized on a cash basis. The negative impact on interest income from accruing restructured loans represents the difference between the amount of interest income that would have been recorded on such loans according to their original contractual terms and the amount of interest that actually was recognized under the modified terms. The following table sets forth this data for the years specified. The change in foregone interest income from 2013 through 2015 was primarily driven by the change in the levels of nonaccrual loans.

Year ended December 31, (in millions)	2015	2014	2013
Nonaccrual loans
U.S.:
Consumer, excluding credit card:
Gross amount of interest that would have been recorded at the original terms	$513	$563	$719
Interest that was recognized in income	(225)	(268)	(298)
Total U.S. consumer, excluding credit card	288	295	421
Credit card:
Gross amount of interest that would have been recorded at the original terms	—	—	—
Interest that was recognized in income	—	—	—
Total U.S. credit card	—	—	—
Total U.S. consumer	288	295	421
Wholesale:
Gross amount of interest that would have been recorded at the original terms	24	28	29
Interest that was recognized in income	(10)	(9)	(9)
Total U.S. wholesale	14	19	20
Negative impact — U.S.	302	314	441
Non-U.S.:
Consumer, excluding credit card:
Gross amount of interest that would have been recorded at the original terms	—	—	—
Interest that was recognized in income	—	—	—
Total non-U.S. consumer, excluding credit card	—	—	—
Credit card:
Gross amount of interest that would have been recorded at the original terms	—	—	—
Interest that was recognized in income	—	—	—
Total non-U.S. credit card	—	—	—
Total non-U.S. consumer	—	—	—
Wholesale:
Gross amount of interest that would have been recorded at the original terms	13	7	36
Interest that was recognized in income	(6)	—	—
Total non-U.S. wholesale	7	7	36
Negative impact — non-U.S.	7	7	36
Total negative impact on interest income	$309	$321	$477

Year ended December 31, (in millions)	2015	2014	2013
Accruing restructured loans
U.S.:
Consumer, excluding credit card:
Gross amount of interest that would have been recorded at the original terms	$485	$629	$758
Interest that was recognized in income	(286)	(339)	(395)
Total U.S. consumer, excluding credit card	199	290	363
Credit card:
Gross amount of interest that would have been recorded at the original terms	260	377	602
Interest that was recognized in income	(82)	(123)	(198)
Total U.S. credit card	178	254	404
Total U.S. consumer	377	544	767
Wholesale:
Gross amount of interest that would have been recorded at the original terms	2	—	1
Interest that was recognized in income	(2)	—	(1)
Total U.S. wholesale	—	—	—
Negative impact — U.S.	377	544	767
Non-U.S.:
Consumer, excluding credit card:
Gross amount of interest that would have been recorded at the original terms	—	—	—
Interest that was recognized in income	—	—	—
Total non-U.S. consumer, excluding credit card	—	—	—
Credit card:
Gross amount of interest that would have been recorded at the original terms	—	—	—
Interest that was recognized in income	—	—	—
Total non-U.S. credit card	—	—	—
Total non-U.S. consumer	—	—	—
Wholesale:
Gross amount of interest that would have been recorded at the original terms	—	—	—
Interest that was recognized in income	—	—	—
Total non-U.S. wholesale	—	—	—
Negative impact — non-U.S.	—	—	—
Total negative impact on interest income	$377	$544	$767

Cross-border outstandings
Cross-border disclosure is based on the Federal Financial Institutions Examination Council’s (“FFIEC”) guidelines governing the determination of cross-border risk.
The reporting of country exposure under the FFIEC bank regulatory requirements provides information on the distribution, by country and sector, of claims on, and liabilities to, foreign residents held by U.S. banks and bank holding companies and is used by the regulatory agencies to determine the presence of credit and related risks, including transfer and country risk. Country location under the FFIEC bank regulatory reporting is based on where the entity or counterparty is legally established.
JPMorgan Chase’s total cross-border exposure tends to fluctuate greatly, and the amount of exposure at year-end tends to be a function of timing rather than representing a consistent trend. For a further discussion of JPMorgan Chase’s country risk exposure, see Country Risk Management on pages 140–141.

The following table lists all countries in which JPMorgan Chase’s cross-border outstandings exceed 0.75% of consolidated assets as of the dates specified.

Cross-border outstandings exceeding 0.75% of total assets(a)
(in millions)	December 31,	Governments	Banks	Other(b)	Net local country assets	Total cross-border outstandings(c)	Commitments(d)	Total exposure
Cayman Islands	2015	$—	$153	$76,160	$35	$76,348	$12,708	$89,056
	2014	2	199	73,708	115	74,024	25,886	99,910
	2013	9	232	70,006	—	70,247	21,928	92,175
France	2015	$9,139	$5,780	$21,199	$2,890	$39,008	$127,159	$166,167
	2014	13,544	8,670	23,254	2,222	47,690	188,703	236,393
	2013	10,512	12,448	38,415	2,486	63,861	235,173	299,034
Japan	2015	$367	$12,556	$3,972	$29,348	$46,243	$47,069	$93,312
	2014	522	11,211	3,922	24,257	39,912	67,480	107,392
	2013	957	16,286	12,972	30,811	61,026	60,310	121,336
Germany	2015	$19,817	$2,028	$8,455	$—	$30,300	$106,104	$136,404
	2014	22,772	4,524	8,522	—	35,818	173,121	208,939
	2013	25,514	4,078	7,057	—	36,649	214,375	251,024
Netherlands	2015	$1,717	$1,688	$10,736	$—	$14,141	$52,029	$66,170
	2014	1,551	3,157	24,792	—	29,500	86,039	115,539
	2013	1,024	4,349	32,765	—	38,138	97,797	135,935
Italy	2015	$12,313	$3,618	$6,331	$732	$22,994	$89,712	$112,706
	2014	14,297	5,293	5,221	550	25,361	128,269	153,630
	2013	10,302	4,440	5,643	1,524	21,909	135,711	157,620
Ireland	2015	$67	$952	$12,436	$—	$13,455	$8,024	$21,479
	2014	131	4,007	13,613	—	17,751	12,734	30,485
	2013	99	4,175	13,878	—	18,152	11,709	29,861
Spain	2015	$2,385	$4,704	$4,629	$887	$12,605	$45,838	$58,443
	2014	1,887	6,290	4,458	79	12,714	71,501	84,215
	2013	2,549	9,332	9,543	217	21,641	80,137	101,778

(a)	Prior periods were revised to conform with the current presentation.

(b)	Consists primarily of commercial and industrial.

(c)
Outstandings include loans and accrued interest receivable, interest-bearing deposits with banks, acceptances, resale agreements, other monetary assets, cross-border trading debt and equity instruments, fair value of foreign exchange and derivative contracts, and local country assets, net of local country liabilities. The amounts associated with foreign exchange and derivative contracts are presented after taking into account the impact of legally enforceable master netting agreements.

(d)	Commitments include outstanding letters of credit, undrawn commitments to extend credit, and the gross notional value of credit derivatives where JPMorgan Chase is a protection seller.

Summary of loan and lending-related commitments loss experience

The tables below summarize the changes in the allowance for loan losses and the allowance for lending-related commitments during the periods indicated. For a further discussion, see Allowance for credit losses on pages 130–132, and Note 15.

Allowance for loan losses
Year ended December 31, (in millions)	2015	2014	2013	2012	2011
Balance at beginning of year	$14,185	$16,264	$21,936	$27,609	$32,266
U.S. charge-offs
U.S. consumer, excluding credit card	1,658	2,132	2,754	4,805	5,419
U.S. credit card	3,475	3,682	4,358	5,624	8,017
Total U.S. consumer charge-offs	5,133	5,814	7,112	10,429	13,436
U.S. wholesale:
Commercial and industrial	63	44	150	131	197
Real estate	6	14	51	114	221
Financial institutions	5	14	1	8	102
Government agencies	—	25	1	—	—
Other	6	22	9	56	149
Total U.S. wholesale charge-offs	80	119	212	309	669
Total U.S. charge-offs	5,213	5,933	7,324	10,738	14,105
Non-U.S. charge-offs
Non-U.S. consumer, excluding credit card	—	—	—	—	—
Non-U.S. credit card	13	149	114	131	151
Total non-U.S. consumer charge-offs	13	149	114	131	151
Non-U.S. wholesale:
Commercial and industrial	5	27	5	8	1
Real estate	—	4	11	6	142
Financial institutions	—	—	—	—	6
Government agencies	—	—	—	4	—
Other	10	1	13	19	98
Total non-U.S. wholesale charge-offs	15	32	29	37	247
Total non-U.S. charge-offs	28	181	143	168	398
Total charge-offs	5,241	6,114	7,467	10,906	14,503
U.S. recoveries
U.S. consumer, excluding credit card	(704)	(814)	(847)	(508)	(547)
U.S. credit card	(364)	(383)	(568)	(782)	(1,211)
Total U.S. consumer recoveries	(1,068)	(1,197)	(1,415)	(1,290)	(1,758)
U.S. wholesale:
Commercial and industrial	(32)	(49)	(27)	(335)	(60)
Real estate	(20)	(27)	(56)	(64)	(93)
Financial institutions	(8)	(12)	(90)	(37)	(207)
Government agencies	(8)	—	—	(2)	—
Other	(3)	(36)	(6)	(21)	(36)
Total U.S. wholesale recoveries	(71)	(124)	(179)	(459)	(396)
Total U.S. recoveries	(1,139)	(1,321)	(1,594)	(1,749)	(2,154)
Non-U.S. recoveries
Non-U.S. consumer, excluding credit card	—	—	—	—	—
Non-U.S. credit card	(2)	(19)	(25)	(29)	(32)
Total non-U.S. consumer recoveries	(2)	(19)	(25)	(29)	(32)
Non-U.S. wholesale:
Commercial and industrial	(10)	—	(29)	(16)	(14)
Real estate	—	—	—	(2)	(14)
Financial institutions	(2)	(14)	(10)	(7)	(38)
Government agencies	—	—	—	—	—
Other	(2)	(1)	(7)	(40)	(14)
Total non-U.S. wholesale recoveries	(14)	(15)	(46)	(65)	(80)
Total non-U.S. recoveries	(16)	(34)	(71)	(94)	(112)
Total recoveries	(1,155)	(1,355)	(1,665)	(1,843)	(2,266)
Net charge-offs	4,086	4,759	5,802	9,063	12,237
Write-offs of purchased credit-impaired (“PCI”) loans(a)	208	533	53	—	—
Provision for loan losses	3,663	3,224	188	3,387	7,612
Other	1	(11)	(5)	3	(32)
Balance at year-end	$13,555	$14,185	$16,264	$21,936	$27,609

(a)
Write-offs of PCI loans are recorded against the allowance for loan losses when actual losses for a pool exceed estimated losses that were recorded as purchase accounting adjustments at the time of acquisition. A write-off of a PCI loan is recognized when the underlying loan is removed from a pool (e.g., upon liquidation). During the fourth quarter of 2014, the Firm recorded a $291 million adjustment to reduce the PCI allowance and the recorded investment in the Firm’s PCI loan portfolio, primarily reflecting the cumulative effect of interest forgiveness modifications. This adjustment had no impact to the Firm’s Consolidated statements of income.

Allowance for lending-related commitments

Year ended December 31, (in millions)	2015	2014	2013	2012	2011
Balance at beginning of year	$622	$705	$668	$673	$717
Provision for lending-related commitments	164	(85)	37	(2)	(38)
Net charge-offs	—	—	—	—	—
Other	—	2	—	(3)	(6)
Balance at year-end	$786	$622	$705	$668	$673

Loan loss analysis
As of or for the year ended December 31, (in millions, except ratios)	2015	2014	2013	2012	2011
Balances
Loans – average	$787,318	$739,175	$726,450	$722,384	$693,523
Loans – year-end	837,299	757,336	738,418	733,796	723,720
Net charge-offs(a)	4,086	4,759	5,802	9,063	12,237
Allowance for loan losses:
U.S.	$12,704	$13,472	$15,382	$20,946	$26,621
Non-U.S.	851	713	882	990	988
Total allowance for loan losses	$13,555	$14,185	$16,264	$21,936	$27,609
Nonaccrual loans	$6,429	$7,133	$8,540	$10,892	$9,993
Ratios
Net charge-offs to:
Loans retained – average	0.52%	0.65%	0.81%	1.26%	1.78%
Allowance for loan losses	30.14	33.55	35.67	41.32	44.32
Allowance for loan losses to:
Loans retained – year-end(b)	1.63	1.90	2.25	3.02	3.84
Nonaccrual loans retained	215	202	196	207	281

(a)	There were no net charge-offs/(recoveries) on lending-related commitments in 2015, 2014, 2013, 2012 or 2011.

(b)
The allowance for loan losses as a percentage of retained loans declined from 2011 to 2015, due to an improvement in credit quality of the consumer and wholesale credit portfolios. For a more detailed discussion of the 2013 through 2015 provision for credit losses, see Provision for credit losses on page 132.

Deposits
The following table provides a summary of the average balances and average interest rates of JPMorgan Chase’s various deposits for the years indicated.

Year ended December 31,	Average balances			Average interest rates
(in millions, except interest rates)	2015	2014	2013	2015	2014	2013
U.S. offices
Noninterest-bearing	$403,143	$376,947	$346,765	—%	—%	—%
Interest-bearing
Demand	78,516	75,553	63,045	0.11	0.10	0.09
Savings	475,142	459,186	429,289	0.07	0.10	0.13
Time	85,098	86,007	89,948	0.38	0.35	0.51
Total interest-bearing deposits	638,756	620,746	582,282	0.12	0.13	0.18
Total deposits in U.S. offices	1,041,899	997,693	929,047	0.07	0.08	0.11
Non-U.S. offices
Noninterest-bearing	20,073	18,516	19,596	—	—	—
Interest-bearing
Demand	185,331	208,364	196,300	0.13	0.22	0.22
Savings	2,418	2,179	1,374	0.11	0.13	0.11
Time	46,067	37,549	42,825	0.54	0.97	1.32
Total interest-bearing deposits	233,816	248,092	240,499	0.21	0.33	0.42
Total deposits in non-U.S. offices	253,889	266,608	260,095	0.19	0.31	0.38
Total deposits	$1,295,788	$1,264,301	$1,189,142	0.10%	0.13%	0.17%
At December 31, 2015, other U.S. time deposits in denominations of $100,000 or more totaled $58.4 billion, substantially all of which mature in three months or less. In addition, the table below presents the maturities for U.S. time certificates of deposit in denominations of $100,000 or more.

By remaining maturity at December 31, 2015 (in millions)	Three months or less	Over three months but within six months	Over six months but within 12 months	Over 12 months	Total
U.S. time certificates of deposit ($100,000 or more)	$7,520	$1,537	$1,770	$1,745	$12,572

Short-term and other borrowed funds
The following table provides a summary of JPMorgan Chase’s short-term and other borrowed funds for the years indicated.

As of or for the year ended December 31, (in millions, except rates)	2015	2014	2013
Federal funds purchased and securities loaned or sold under repurchase agreements:
Balance at year-end	$152,678	$192,101	$181,163
Average daily balance during the year	192,510	208,560	238,551
Maximum month-end balance	212,112	228,162	272,718
Weighted-average rate at December 31	0.39%	0.27%	0.31%
Weighted-average rate during the year	0.32	0.29	0.24

Commercial paper:
Balance at year-end	$15,562	$66,344	$57,848
Average daily balance during the year	38,140	59,916	53,717
Maximum month-end balance	64,012	66,344	58,835
Weighted-average rate at December 31	0.55%	0.22%	0.22%
Weighted-average rate during the year	0.29	0.22	0.21

Other borrowed funds:(a)
Balance at year-end	$80,126	$96,455	$92,774
Average daily balance during the year	93,001	100,189	93,937
Maximum month-end balance	99,226	107,950	103,526
Weighted-average rate at December 31	1.89%	1.73%	2.49%
Weighted-average rate during the year	1.84	1.89	2.27

Short-term beneficial interests:(b)
Commercial paper and other borrowed funds:
Balance at year-end	$11,322	$16,953	$17,786
Average daily balance during the year	15,608	14,073	22,245
Maximum month-end balance	17,137	17,026	28,559
Weighted-average rate at December 31	0.41%	0.23%	0.29%
Weighted-average rate during the year	0.32	0.30	0.26

(a)	Includes interest-bearing securities sold but not yet purchased.

(b)	Included on the Consolidated balance sheets in beneficial interests issued by consolidated variable interest entities.
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
February 23, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the date indicated. JPMorgan Chase & Co. does not exercise the power of attorney to sign on behalf of any Director.

	Capacity	Date
/s/ JAMES DIMON	Director, Chairman and Chief Executive Officer (Principal Executive Officer)
(James Dimon)

/s/ LINDA B. BAMMANN	Director
(Linda B. Bammann)

/s/ JAMES A. BELL	Director
(James A. Bell)

/s/ CRANDALL C. BOWLES	Director
(Crandall C. Bowles)

/s/ STEPHEN B. BURKE	Director
(Stephen B. Burke)

/s/ JAMES S. CROWN	Director	February 23, 2016
(James S. Crown)

/s/ TIMOTHY P. FLYNN	Director
(Timothy P. Flynn)

/s/ LABAN P. JACKSON, JR.	Director
(Laban P. Jackson, Jr.)

/s/ MICHAEL A. NEAL	Director
(Michael A. Neal)

/s/ LEE R. RAYMOND	Director
(Lee R. Raymond)

/s/ WILLIAM C. WELDON	Director
(William C. Weldon)

/s/ MARIANNE LAKE	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
(Marianne Lake)

/s/ MARK W. O’DONOVAN	Managing Director and Corporate Controller (Principal Accounting Officer)
(Mark W. O’Donovan)

