Form 10-Q
period 2016-03-31
JPMORGAN CHASE & CO
filed 2016-04-29
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended	Commission file
March 31, 2016	number 1-5805

JPMorgan Chase & Co.
(Exact name of registrant as specified in its charter)

Delaware	13-2624428
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

270 Park Avenue, New York, New York	10017
(Address of principal executive offices)	(Zip Code)

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

Number of shares of common stock outstanding as of March 31, 2016: 3,656,658,925

FORM 10-Q

JPMorgan Chase & Co.
Consolidated financial highlights

(unaudited) As of or for the period ended, (in millions, except share, ratio, headcount data and where otherwise noted)
	1Q16	4Q15	3Q15	2Q15	1Q15
Selected income statement data
Total net revenue	$23,239	$22,885	$22,780	$23,812	$24,066
Total noninterest expense	13,837	14,263	15,368	14,500	14,883
Pre-provision profit	9,402	8,622	7,412	9,312	9,183
Provision for credit losses	1,824	1,251	682	935	959
Income before income tax expense	7,578	7,371	6,730	8,377	8,224
Income tax expense/(benefit)	2,058	1,937	(74)	2,087	2,310
Net income	$5,520	$5,434	$6,804	$6,290	$5,914
Earnings per share data
Net income: Basic	$1.36	$1.34	$1.70	$1.56	$1.46
Diluted	1.35	1.32	1.68	1.54	1.45
Average shares: Basic	3,669.9	3,674.2	3,694.4	3,707.8	3,725.3
Diluted	3,696.9	3,704.6	3,725.6	3,743.6	3,757.5
Market and per common share data
Market capitalization	216,547	241,899	224,438	250,581	224,818
Common shares at period-end	3,656.7	3,663.5	3,681.1	3,698.1	3,711.1
Share price(a):
High	$64.13	$69.03	$70.61	$69.82	$62.96
Low	52.50	58.53	50.07	59.65	54.27
Close	59.22	66.03	60.97	67.76	60.58
Book value per share	61.28	60.46	59.67	58.49	57.77
Tangible book value per share (“TBVPS”)(b)	48.96	48.13	47.36	46.13	45.45
Cash dividends declared per share	0.44	0.44	0.44	0.44	0.40
Selected ratios and metrics
Return on common equity (“ROE”)	9%	9%	12%	11%	11%
Return on tangible common equity (“ROTCE”)(b)	12	11	15	14	14
Return on assets (“ROA”)	0.93	0.90	1.11	1.01	0.94
Overhead ratio	60	62	67	61	62
Loans-to-deposits ratio	64	65	64	61	56
High quality liquid assets (“HQLA”) (in billions)(c)	$505	$496	$505	$532	$614
Common equity Tier 1 (“CET1”) capital ratio(d)	11.9%	11.8%	11.5%	11.2%	10.7%
Tier 1 capital ratio(d)	13.5	13.5	13.3	12.8	12.1
Total capital ratio(d)	15.1	15.1	14.9	14.4	13.6
Tier 1 leverage ratio(d)	8.6	8.5	8.4	8.0	7.5
Selected balance sheet data (period-end)
Trading assets	$366,153	$343,839	$361,708	$377,870	$398,981
Securities	285,323	290,827	306,660	317,795	331,136
Loans	847,313	837,299	809,457	791,247	764,185
Core loans	746,196	732,093	698,988	674,767	641,285
Average Core loans	737,297	715,282	680,224	654,551	631,955
Total assets	2,423,808	2,351,698	2,416,635	2,449,098	2,576,619
Deposits	1,321,816	1,279,715	1,273,106	1,287,332	1,367,887
Long-term debt(e)	290,754	288,651	292,503	286,240	280,123
Common stockholders’ equity	224,089	221,505	219,660	216,287	214,371
Total stockholders’ equity	250,157	247,573	245,728	241,205	235,864
Headcount	237,420	234,598	235,678	237,459	241,145
Credit quality metrics
Allowance for credit losses	$15,008	$14,341	$14,201	$14,535	$14,658
Allowance for loan losses to total retained loans	1.66%	1.63%	1.67%	1.78%	1.86%
Allowance for loan losses to retained loans excluding purchased credit-impaired loans(f)	1.40	1.37	1.40	1.45	1.52
Nonperforming assets	$8,023	$7,034	$7,294	$7,588	$7,714
Net charge-offs	1,110	1,064	963	1,007	1,052
Net charge-off rate	0.53%	0.52%	0.49%	0.53%	0.57%
Note: Effective January 1, 2016, the Firm adopted new accounting guidance related to (1) the recognition and measurement of debit valuation adjustments (“DVA”) on financial liabilities where the fair value option has been elected, and (2) the accounting for employee stock-based incentive payments. For additional information, see Accounting and Reporting Developments on page 68–69 and Notes 3, 4, and 19.

(a)	Share prices shown for JPMorgan Chase’s common stock are from the New York Stock Exchange.

(b)	TBVPS and ROTCE are non-GAAP financial measures. For further discussion of these measures, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 14–15.

(c)	HQLA represents the amount of assets that qualify for inclusion in the liquidity coverage ratio under the final U.S. rule (“U.S. LCR”). For additional information, see HQLA on page 61.

(d)	Ratios presented are calculated under the Basel III Transitional capital rules and represent the Collins Floor. See Capital Management on pages 54–60 for additional information on Basel III.

(e)
Included unsecured long-term debt of $216.1 billion, $211.8 billion, $214.6 billion, $209.1 billion and $209.0 billion at March 31, 2016, December 31, 2015, September 30, 2015, June 30, 2015 and March 31, 2015, respectively.

(f)
Excluded the impact of residential real estate purchased credit-impaired (“PCI”) loans, a non-GAAP financial measure. For further discussion of these measures, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 14–15. For further discussion, see Allowance for credit losses on pages 45–47.

INTRODUCTION
The following is management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”) for the first quarter of 2016.
This Form 10-Q should be read in conjunction with JPMorgan Chase’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the U.S. Securities and Exchange Commission (“2015 Annual Report” or “2015 Form 10-K”), to which reference is hereby made. See the Glossary of terms on pages 151–157 for definitions of terms used throughout this Form 10-Q.
The MD&A included in this Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. For a discussion of certain of those risks and uncertainties and the factors that could cause JPMorgan Chase’s actual results to differ materially because of those risks and uncertainties, see Forward-looking Statements on page 70 of this Form 10-Q and Part I, Item 1A, Risk Factors, on pages 8–18 of JPMorgan Chase’s 2015 Annual Report.
JPMorgan Chase & Co., a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States of America (“U.S.”), with operations worldwide; the Firm had $2.4 trillion in assets and $250.2 billion in stockholders’ equity as of March 31, 2016. The Firm is a leader in investment banking, financial services for consumers and small businesses, commercial banking, financial transaction processing and asset management. Under the J.P. Morgan and Chase brands, the Firm serves millions of customers in the U.S. and many of the world’s most prominent corporate, institutional and government clients.
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
For management reporting purposes, the Firm’s activities are organized into four major reportable business segments, as well as a Corporate segment. The Firm’s consumer business is the Consumer & Community Banking (“CCB”) segment. The Firm’s wholesale business segments are Corporate & Investment Bank (“CIB”), Commercial Banking (“CB”), and Asset Management (“AM”). For a description of the Firm’s business segments, and the products and services they provide to their respective client bases, refer to Note 33 of JPMorgan Chase’s 2015 Annual Report.

EXECUTIVE OVERVIEW
This executive overview of the MD&A highlights selected information and may not contain all of the information that is important to readers of this Form 10-Q. For a complete description of the trends and uncertainties, as well as the risks and critical accounting estimates affecting the Firm and its various lines of business, this Form 10-Q should be read in its entirety.

Financial performance of JPMorgan Chase
(unaudited) As of or for the period ended,	Three months ended March 31,
(in millions, except per share data and ratios)	2016	2015	Change
Selected income statement data
Total net revenue	$23,239	$24,066	(3)%
Total noninterest expense	13,837	14,883	(7)
Pre-provision profit	9,402	9,183	2
Provision for credit losses	1,824	959	90
Net income	5,520	5,914	(7)
Diluted earnings per share	$1.35	$1.45	(7)%
Return on common equity	9%	11%
Capital ratios(a)
CET1	11.9	10.7
Tier 1 capital	13.5	12.1

(a)	Ratios presented are calculated under the transitional Basel III rules and represent the Collins Floor. See Capital Management on pages 54–60 for additional information on Basel III.
Business Overview
JPMorgan Chase reported first-quarter 2016 net income of $5.5 billion, or $1.35 per share, on net revenue of $23.2 billion. The Firm reported a return on equity of 9%.
Net income decreased 7% compared with the first quarter of 2015, reflecting higher provision for credit losses and lower net revenue, largely offset by lower noninterest expense. Total net revenue was $23.2 billion, down 3% compared with the prior year primarily reflecting the impact of the challenging market environment on the results of the CIB and AM. The largest drivers of the declines were lower Fixed Income Markets revenue and lower investment banking fees in CIB, in both cases versus strong performance in the prior year; and lower asset management fees in AM. These factors were partially offset by higher net interest income across the businesses, primarily driven by loan growth and the impact of higher rates on deposits with banks, partially offset by lower investment securities balances.
Noninterest expense was $13.8 billion, down 7% compared with the prior year, driven by lower legal and CIB performance-based compensation expense.
The provision for credit losses was $1.8 billion, compared with $959 million in the prior year, predominantly due to increases in the wholesale allowance for credit losses versus a reduction in the consumer allowance for credit losses in the prior-year quarter. The current quarter reflected an increase in the wholesale allowance for credit losses of $713 million primarily driven by downgrades, including $529 million in the Oil & Gas and Natural Gas Pipelines portfolios, and $162 million in the Metals & Mining portfolio.
The total allowance for credit losses was $15.0 billion. At the end of the first quarter of 2016, the Firm had a loan loss coverage ratio of 1.40%, excluding the PCI portfolio, compared with 1.52% in the prior-year quarter. The Firm’s allowance for loan losses to retained nonaccrual loans, excluding the PCI portfolio and credit card, was 107%, compared with 106% in the prior-year quarter. The Firm’s nonperforming assets totaled $8.0 billion, up from the prior quarter and prior year levels of $7.0 billion and $7.7 billion, respectively.
Firmwide average core loans increased 17% compared with the prior-year quarter and 3% compared with the fourth quarter of 2015. Within CCB, average core loans were up 25% over the prior-year quarter. CCB had record growth in average deposits of $50 billion, up 10% over the prior-year quarter. Credit card sales volume was up 8% and merchant processing volume was up 12% from the prior-year quarter. CCB had nearly 24 million active mobile customers in the first quarter of 2016, up 19% over the prior-year quarter.
CIB maintained its #1 ranking for Global Investment Banking fees with an 8.2% fee share for the first quarter of 2016. The business also had the #1 wallet share in North America, Europe, Middle East and Africa, and Latin America in the first quarter of 2016. Within CB, average loans were up 13% from the prior year and the business reported its thirteenth consecutive quarter of single-digit net charge-off rates or net recoveries. AM average loans were up 7% over the prior-year quarter and 80% of mutual fund assets under management (“AUM”) ranked in the 1st or 2nd quartiles over the past five years. For a detailed discussion of results by line of business, refer to the Business Segment Results section beginning on page 16.
The Firm maintained its fortress balance sheet and added to its capital, ending the first quarter of 2016 with a tangible book value per share of $48.96, up 8% over the prior-year quarter. The Firm’s estimated Basel III Advanced Fully Phased-In CET1 capital and ratio were $176 billion and 11.7%, respectively. The Firm’s Fully Phased-In supplementary leverage ratio (“SLR”) was 6.6% and JPMorgan Chase Bank, N.A.’s Fully Phased-In SLR was 6.7% at March 31, 2016. The Firm was also compliant with the Fully Phased-In U.S. liquidity coverage ratio (“LCR”) and had $505 billion of HQLA as of March 31, 2016. Tangible book value per share and each of these Fully Phased-In capital and leverage measures are non-GAAP financial measures and are used by management, bank regulators, investors and analysts to assess and monitor the Firm’s capital position and liquidity. For further discussion of Basel III

Advanced Fully Phased-In measures and the SLR under the U.S. final SLR rule, see Capital Management on pages 54–60, and for further discussion of LCR and HQLA, see Liquidity Risk Management on pages 61–65.
JPMorgan Chase continues to support consumers, businesses and communities around the globe. The Firm provided credit and raised capital of $496 billion for commercial and consumer clients during the first three months of 2016. This included providing $160 billion of credit to corporations, $59 billion to consumers, and $6 billion to U.S. small businesses. During the first three months of 2016, the Firm also raised $251 billion of capital for corporate clients and non-U.S. government entities, and $20 billion of credit was provided to, and capital was raised for, nonprofit and U.S. government entities, including states, municipalities, hospitals and universities.
Regulatory and business developments
In March 2016, the Basel Committee proposed revisions to the operational and credit risk capital frameworks of Basel III and in April 2016, proposed a recalibration of the leverage ratio, changes to the definition of defaulted assets and finalized the treatment of interest rate risk in the banking book. As these proposals are finalized by the Basel Committee, U.S. banking regulators will propose requirements applicable to U.S. financial institutions. In March 2016, the Federal Reserve Board released a revised proposal to establish single-counterparty credit limits (“SCCL”) for large U.S. bank holding companies and foreign banking organizations. Comments on the proposal are due June 3, 2016. The Firm continues to assess the impacts as the proposed rules are finalized and will make appropriate adjustments to its businesses in response to these and other ongoing developments in regulatory requirements.
On April 6, 2016, the U.S. Department of Labor (“DOL”) issued its final “fiduciary” rule. The rule will make many of the investment, rollover and asset management recommendations from broker-dealers, banks and other financial institutions to clients regarding their individual retirement accounts (“IRAs”) and other retirement accounts fiduciary “investment advice” under the Employee Retirement Income Security Act of 1974 ("ERISA"), as amended. Among the most significant impacts of the rule and related prohibited transaction exemptions will be the impact on the fee and compensation practices at financial institutions and on certain fee and revenue sharing arrangements among funds, fund sponsors and the financial institutions that offer investment advice to retail retirement clients. The related exemptions may require new client contracts, “impartial conduct” standards (including a requirement to act in the “best interest” of retirement clients) and policies and procedures, websites and other disclosures to both investors and the DOL. The Firm believes it will be able to conform its business practices to meet the requirements of the new rule and exemptions within the prescribed time periods.

On April 13, 2016, the Federal Deposit Insurance Corporation (“FDIC”) and the Board of Governors of the Federal Reserve System (the “Federal Reserve”) jointly announced determinations and provided firm-specific feedback on the 2015 resolution plans of eight systemically important domestic banking institutions, including the Firm. The FDIC and Federal Reserve jointly determined that the 2015 resolution plan of the Firm, along with the 2015 resolution plans of four other U.S. banking institutions, was not credible or would not facilitate an orderly resolution under the U.S. Bankruptcy Code, as provided under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), because the plan contained certain deficiencies identified by the two agencies. If the Firm does not adequately remediate the identified deficiencies in its plan by October 1, 2016, the FDIC and the Federal Reserve may impose more stringent prudential requirements on the Firm, including more stringent capital, leverage, or liquidity requirements, as well as restrictions on the growth, activities, or operations of the Firm, or its subsidiaries. The FDIC and the Federal Reserve also identified certain shortcomings in the Firm’s 2015 resolution plan which must be satisfactorily addressed in the Firm’s resolution plan due on July 1, 2017. The Firm is committed to meeting the regulators’ expectations and fully remediating the identified deficiencies and shortcomings within the prescribed deadlines.
Many international banks, including the Firm, operate substantial parts of their European Union business from subsidiaries based in the United Kingdom. On June 23, 2016, the U.K. will conduct a referendum on whether the country should remain part of the European Union. If the U.K. leaves the European Union, the regulatory and legal environment that would exist, and to which the Firm’s U.K. operations would be subject, will depend on the nature of the transitional arrangements agreed following the referendum. These arrangements are hard to predict, but currently the Firm does not believe any of the likely identified transitional scenarios would threaten the viability of the Firm’s business units in the European Union or in the U.K. However, it is possible that under some scenarios, changes to the Firm’s legal entity structure would be required, which might result in a less efficient operating model across the Firm’s European legal entities.

2016 Business outlook
These current expectations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. These risks and uncertainties could cause the Firm’s actual results to differ materially from those set forth in such forward-looking statements. See Forward-Looking Statements on page 70 of this Form 10-Q and Risk Factors on pages 8–18 of JPMorgan Chase’s 2015 Annual Report. There is no assurance that actual results for the second quarter or full year of 2016 will be in line with the outlook set forth below, and the Firm does not undertake to update any of these forward-looking statements to reflect the impact of circumstances or events that arise after the date hereof.
JPMorgan Chase’s outlook for the remainder of 2016 should be viewed against the backdrop of the global and U.S. economies, financial markets activity, the geopolitical environment, the competitive environment, client activity levels, and regulatory and legislative developments in the U.S. and other countries where the Firm does business. Each of these interrelated factors will affect the performance of the Firm and its lines of business. The Firm expects it will continue to make appropriate adjustments to its businesses and operations in response to ongoing developments in the legal and regulatory, as well as business and economic, environment in which it operates.
Assuming there are no changes in interest rates during 2016, management expects full-year 2016 net interest income could be over $2 billion higher compared to 2015 levels, reflecting the Federal Reserve’s rate increase in December 2015 and anticipated loan growth.
Management also expects managed noninterest revenue of approximately $50 billion in 2016, although actual results will depend on market conditions. The expected decline from 2015 is primarily driven by lower Card revenue reflecting renegotiated co-brand partnership agreements and lower noninterest revenue in Mortgage Banking.
Management expects core loan growth of approximately 10%-15% in 2016 as well as continued growth in retail deposits; these two factors are anticipated to increase the Firm’s average balance sheet to approximately $2.45 trillion in 2016.
The Firm continues to experience charge-offs at levels lower than its through-the-cycle expectations reflecting favorable credit trends across the consumer and wholesale portfolios, excluding the Oil & Gas and Metals & Mining portfolios. Management expects total net charge-offs of up to approximately $4.75 billion in 2016, with the increase from 2015 levels driven by loan growth as well as higher charge-offs in the Oil & Gas portfolio.

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
In Mortgage Banking within CCB, management expects
net charge-offs to be approximately $60 million per quarter in 2016. The Card net charge-off rate is expected to be approximately 2.50% in 2016.
In CIB, management expects Securities Services revenue to be approximately $875 million per quarter for the remainder of 2016, depending on market conditions.
In CB, management expects second quarter 2016 revenue to increase modestly over the prior quarter and noninterest expense to be approximately $725 million. Additionally, management expects pre-provision net revenue to be relatively flat compared with the first quarter of 2016.
In AM, management expects second quarter 2016 revenue to be less than or equal to approximately $3 billion, depending on market conditions.

CONSOLIDATED RESULTS OF OPERATIONS
This section provides a comparative discussion of JPMorgan Chase’s Consolidated Results of Operations on a reported basis for the three months ended March 31, 2016 and 2015, unless otherwise specified. Factors that relate primarily to a single business segment are discussed in more detail within that business segment. For a discussion of the Critical Accounting Estimates Used by the Firm that affect the Consolidated Results of Operations, see pages 66–67 of this Form 10-Q and pages 165–169 of JPMorgan Chase’s 2015 Annual Report.

Revenue
	Three months ended March 31,
(in millions)	2016	2015	Change
Investment banking fees	$1,333	$1,794	(26)%
Principal transactions	2,679	3,655	(27)
Lending- and deposit-related fees	1,403	1,363	3
Asset management, administration and commissions	3,624	3,807	(5)
Securities gains	51	52	(2)
Mortgage fees and related income	667	705	(5)
Card income	1,301	1,431	(9)
Other income(a)	801	582	38
Noninterest revenue	11,859	13,389	(11)
Net interest income	11,380	10,677	7
Total net revenue	$23,239	$24,066	(3)%

(a)	Included operating lease income of $615 million and $469 million for the three months ended March 31, 2016 and 2015, respectively,
Total net revenue was down by 3% primarily reflecting the impact of the challenging market environment on the results of CIB and AM. The decline was largely driven by lower Fixed Income Markets revenue and lower investment banking fees in CIB, in both cases versus strong performance in the prior year; and lower asset management fees in AM. These factors were partially offset by higher net interest income across the businesses.
Investment banking fees decreased reflecting lower debt and equity underwriting fees, partially offset by higher advisory fees. The decrease in debt and equity underwriting fees was driven by lower industry-wide fee levels and, for debt underwriting fees, fewer large acquisition finance deals. The increase in advisory fees was driven by a greater share of fees for completed transactions. For additional information on investment banking fees, see CIB segment results on pages 21–24, CB segment results on pages 25–26 and Note 6.

Principal transactions revenue decreased predominantly reflecting the challenging market environment, which included significant volatility, global macro uncertainty and widening credit spreads, resulting in lower revenue in CIB. In contrast, the prior year results were driven by robust client activity resulting from macroeconomic events and conditions, including quantitative easing actions of various central banks. For additional information on principal transactions revenue, see CIB and Corporate segment results on pages 21–24 and page 29, respectively, and
Note 6.
Asset management, administration and commissions revenue decreased largely reflecting the impact of the challenging market environment. For additional information on these fees and commissions, see the segment discussions of CCB on pages 17–20, AM on pages 27–28, and Note 6.
Mortgage fees and related income decreased due to lower servicing and net production revenue, predominantly offset by higher mortgage servicing rights (“MSR”) risk management results. For further information on mortgage fees and related income, see the segment discussion of CCB on pages 17–20 and Note 16.
For additional information on lending- and deposit-related fees, see the segment results for CCB on pages 17–20, CIB on pages 21–24, and CB on pages 25–26; and card income, see CCB segment results on pages 17–20.
Other income increased reflecting a gain on the sale of an asset in AM and higher operating lease income as a result of growth in auto operating leased assets in CCB, and the impact of a loss recorded in the prior year related to the accelerated amortization of cash flow hedges associated with the exit of certain non-operating deposits.
Net interest income increased as a result of loan growth in each of the businesses and higher rates on deposits with banks, partially offset by lower investment securities balances. The Firm’s average interest-earning assets and net interest yield, on a fully taxable equivalent (“FTE”) basis, were $2.0 trillion and 2.30% (an increase of 23 basis points), respectively.

Provision for credit losses
	Three months ended March 31,
(in millions)	2016	2015	Change
Consumer, excluding credit card	$221	$142	56%
Credit card	830	789	5%
Total consumer	1,051	931	13%
Wholesale	773	28	NM
Total provision for credit losses	$1,824	$959	90%
The provision for credit losses increased as a result of additions to the wholesale allowance for credit losses of $713 million, primarily driven by downgrades in the Oil & Gas and Natural Gas Pipelines portfolios ($529 million), and in the Metals & Mining portfolio ($162 million), as well as due to an increase in the consumer provision as the prior year included a reduction in the allowance for loan losses. For a more detailed discussion of the credit portfolio and the allowance for credit losses, see the segment discussions of CCB on pages 17–20, CIB on pages 21–24, CB on pages 25–26, and the Allowance for credit losses on pages 45–47.

Noninterest expense
	Three months ended March 31,
(in millions)	2016	2015	Change
Compensation expense	$7,660	$8,043	(5)%
Noncompensation expense:
Occupancy	883	933	(5)
Technology, communications and equipment	1,618	1,491	9
Professional and outside services	1,548	1,634	(5)
Marketing	703	591	19
Other expense(a)(b)	1,425	2,191	(35)
Total noncompensation expense	6,177	6,840	(10)
Total noninterest expense	$13,837	$14,883	(7)%

(a)	Included firmwide legal expense of $687 million for the three months ended March 31, 2015; legal expense for the three months ended March 31, 2016 was not material.

(b)	Included Federal Deposit Insurance Corporation-related (“FDIC”) expense of $269 million and $318 million for the three months ended March 31, 2016 and 2015, respectively.
Total noninterest expense decreased by 7% driven by lower legal expense and lower performance-based compensation expense, partially offset by incremental investments and growth in the businesses.
Compensation expense decreased predominantly driven by lower performance-based compensation and lower headcount in certain businesses.

Noncompensation expense decreased as a result of lower legal expense, partially offset by higher depreciation expense as a result of growth in auto operating leased assets, higher investments in marketing in CCB, and the impact of a benefit recorded in the prior year from a franchise tax settlement. For a further discussion of legal expense, see Note 23.

Income tax expense
(in millions, except rate)	Three months ended March 31,
	2016	2015	Change
Income before income tax expense	$7,578	$8,224	(8)%
Income tax expense	2,058	2,310	(11)
Effective tax rate	27.2%	28.1%
The effective tax rate decreased due to the adoption of new accounting guidance related to employee stock-based incentive payments, and the change in mix of income and expense subject to U.S. federal, state and local taxes, partially offset by lower tax benefits from audit settlements. For additional details on the impact of the new accounting guidance, see Accounting and Reporting Developments on page 68–69.

CONSOLIDATED BALANCE SHEETS ANALYSIS
Consolidated balance sheets overview
The following is a discussion of the significant changes between March 31, 2016, and December 31, 2015.

Selected Consolidated balance sheets data
(in millions)	Mar 31, 2016	Dec 31, 2015	Change
Assets
Cash and due from banks	$18,212	$20,490	(11)%
Deposits with banks	360,196	340,015	6
Federal funds sold and securities purchased under resale agreements	223,220	212,575	5
Securities borrowed	102,937	98,721	4
Trading assets:
Debt and equity instruments	295,944	284,162	4
Derivative receivables	70,209	59,677	18
Securities	285,323	290,827	(2)
Loans	847,313	837,299	1
Allowance for loan losses	(13,994)	(13,555)	3
Loans, net of allowance for loan losses	833,319	823,744	1
Accrued interest and accounts receivable	57,649	46,605	24
Premises and equipment	14,195	14,362	(1)
Goodwill	47,310	47,325	—
Mortgage servicing rights	5,658	6,608	(14)
Other intangible assets	940	1,015	(7)
Other assets	108,696	105,572	3
Total assets	$2,423,808	$2,351,698	3
Cash and due from banks and deposits with banks
The net increase was primarily due to growth in deposits. The Firm’s excess cash is placed with various central banks, predominantly Federal Reserve Banks.
Federal funds sold and securities purchased under resale agreements
The increase was due to a higher demand for securities to cover short positions related to client-driven market-making activities in CIB. For additional information on the Firm’s Liquidity Risk Management, see pages 61–65.
Trading assets and liabilities–debt and equity instruments
The increase in trading assets and liabilities was predominantly related to client-driven market-making activities in CIB. The increase in trading assets reflected higher debt instruments, partially offset by lower equity instruments. The increase in trading liabilities reflected higher levels of short positions in debt and equity instruments. For additional information, refer to Note 3.
Trading assets and liabilities–derivative receivables and payables
The increase in derivative receivables and payables was predominantly related to client-driven market-making activities in CIB, which resulted in higher interest rate and foreign exchange derivative receivables and payables, driven by market movements. For additional information, refer to Derivative contracts on page 43, and Notes 3 and 5.

Loans and allowance for loan losses
The increase in loans was driven by the wholesale business’s strong originations of commercial and industrial, and real estate loans, particularly in CB, and higher retention of originated high-quality mortgages, partially offset by seasonal declines in credit card loans, both in CCB.
The increase in the allowance for loan losses was attributable to additions to the wholesale allowance, reflecting downgrades in the Oil & Gas and Natural Gas Pipelines portfolios, and in the Metals & Mining portfolio. The consumer allowances were relatively unchanged reflecting stable credit quality trends and, for the consumer, excluding credit card, allowance in particular, improved credit quality of the loan portfolio, primarily driven by originations of high-quality mortgages and the run-off of lower-quality legacy portfolios. For a more detailed discussion of loans and the allowance for loan losses, refer to Credit Risk Management on pages 31–47, and Notes 3, 4, 13 and 14.
Accrued interest and accounts receivable
The increase was driven by higher unsettled securities transactions and higher customer receivables related to client activity in CIB.
Mortgage servicing rights
For additional information on MSRs, see Note 16.

Selected Consolidated balance sheets data (continued)
(in millions)	Mar 31, 2016	Dec 31, 2015	Change
Liabilities
Deposits	$1,321,816	$1,279,715	3
Federal funds purchased and securities loaned or sold under repurchase agreements	160,999	152,678	5
Commercial paper	17,490	15,562	12
Other borrowed funds	19,703	21,105	(7)
Trading liabilities:
Debt and equity instruments	87,963	74,107	19
Derivative payables	59,319	52,790	12
Accounts payable and other liabilities	176,934	177,638	—
Beneficial interests issued by consolidated variable interest entities (“VIE”)	38,673	41,879	(8)
Long-term debt	290,754	288,651	1
Total liabilities	2,173,651	2,104,125	3
Stockholders’ equity	250,157	247,573	1
Total liabilities and stockholders’ equity	$2,423,808	$2,351,698	3%
Deposits
The increase was attributable to higher consumer and wholesale deposits. Consumer deposits increased reflecting seasonal factors and continued growth from new and existing customers. Wholesale deposits increased reflecting growth in client activity. For more information on deposits, refer to the CCB, CIB, CB and AM segment discussions on pages 17–20, pages 21–24, pages 25–26, and pages 27–28, respectively; the Liquidity Risk Management discussion on pages 61–65; and Notes 3 and 17.

Stockholders’ equity
The increase was due to net income, partially offset by cash dividends on common and preferred stock and repurchases of common stock. For additional information on changes in stockholders’ equity, see page 74, and on the Firm’s capital actions, see Capital actions on pages 59–60.

OFF-BALANCE SHEET ARRANGEMENTS
In the normal course of business, the Firm enters into various contractual obligations that may require future cash payments. Certain obligations are recognized on-balance sheet, while others are off-balance sheet under accounting principles generally accepted in the U.S. (“U.S. GAAP”). The Firm is involved with several types of off–balance sheet arrangements, including through nonconsolidated special-purpose entities (“SPEs”), which are a type of VIE, and through lending-related financial instruments (e.g., commitments and guarantees). For further discussion, see Note 21 of this Form 10-Q and Off–Balance Sheet Arrangements and Contractual Cash Obligations on pages 77–78 and Note 29 of JPMorgan Chase’s 2015 Annual Report.
Special-purpose entities
The most common type of VIE is an SPE. SPEs are commonly used in securitization transactions in order to isolate certain assets and distribute the cash flows from those assets to investors. SPEs are an important part of the financial markets, including the mortgage- and asset-backed securities and commercial paper markets, as they provide market liquidity by facilitating investors’ access to specific portfolios of assets and risks. The Firm holds capital, as deemed appropriate, against all SPE-related transactions and related exposures, such as derivative transactions and lending-related commitments and guarantees. For further information on the types of SPEs, see Note 15 of this Form 10-Q, and Note 1 and Note 16 of JPMorgan Chase’s 2015 Annual Report.
Implications of a credit rating downgrade to JPMorgan Chase Bank, N.A.
For certain liquidity commitments to SPEs, JPMorgan Chase Bank, N.A., could be required to provide funding if its short-term credit rating were downgraded below specific levels, primarily “P-1,” “A-1” and “F1” for Moody’s Investors Service (“Moody’s”), Standard & Poor’s and Fitch, respectively. These liquidity commitments support the issuance of asset-backed commercial paper by Firm-administered consolidated SPEs. In the event of a short-term credit rating downgrade, JPMorgan Chase Bank, N.A., absent other solutions, would be required to provide funding to the SPE if the commercial paper could not be reissued as it matured. The aggregate amounts of commercial paper outstanding held by third parties as of March 31, 2016, and December 31, 2015, was $5.3 billion and $8.7 billion, respectively. The aggregate amounts of commercial paper issued by these SPEs could increase in future periods should clients of the Firm-administered consolidated SPEs draw down on certain unfunded lending-related commitments. These unfunded lending-related commitments were $8.6 billion and $5.6 billion at March 31, 2016, and December 31, 2015, respectively. The Firm could facilitate the refinancing of some of the clients’ assets in order to reduce the funding obligation. For further information, see the discussion of Firm-administered multiseller conduits in Note 15.
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
Off–balance sheet lending-related financial instruments, guarantees, and other commitments
JPMorgan Chase provides lending-related financial instruments (e.g., commitments and guarantees) to meet the financing needs of its customers. The contractual amount of these financial instruments represents the maximum possible credit risk to the Firm should the counterparty draw upon the commitment or the Firm be required to fulfill its obligation under the guarantee, and should the counterparty subsequently fail to perform according to the terms of the contract. Most of these commitments and guarantees expire without being drawn or a default occurring. As a result, the total contractual amount of these instruments is not, in the Firm’s view, representative of its actual future credit exposure or funding requirements. For further discussion of lending-related financial instruments, guarantees and other commitments, and the Firm’s accounting for them, see Lending-related commitments on page 43 and Note 21 (including the table that presents the related amounts by contractual maturity as of March 31, 2016). For a discussion of liabilities associated with loan sales- and securitization-related indemnifications, see Note 21.

CONSOLIDATED CASH FLOWS ANALYSIS
For a discussion of the activities affecting the Firm’s cash flows, see Consolidated Balance Sheets Analysis on pages 10–11 of this Form 10-Q and page 75 of JPMorgan Chase’s 2015 Annual Report.

(in millions)	Three months ended March 31,
	2016	2015
Net cash provided by/(used in)
Operating activities	$(21,383)	$14,879
Investing activities	(34,581)	(24,150)
Financing activities	53,584	4,337
Effect of exchange rate changes on cash	102	(76)
Net decrease in cash and due from banks	$(2,278)	$(5,010)

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
Cash used in operating activities in 2016 resulted from an increase in accrued interest and accounts receivables due to higher unsettled securities transactions, and higher brokerage customer receivables related to client activity in CIB. Additionally, in 2016, cash used reflected an increase in trading assets, which was largely offset by cash provided by trading liabilities, predominantly due to client-driven market-making activities in CIB. In 2016 and 2015, cash was provided by net income after noncash operating adjustments; and higher net proceeds from loan securitizations and sales activities. In 2015, cash proceeds were partially offset by an increase in other assets resulting from higher cash margin balances placed with exchanges and clearing houses.

Investing activities
Cash used in investing activities during 2016 and 2015 resulted from increases in deposits with banks which were placed with various central banks, predominantly Federal Reserve Banks, and cash used for net originations of consumer and wholesale loans. Additionally, in 2016, cash outflows reflected a net increase in securities purchased under resale agreements due to a higher demand for securities to cover short positions related to client-driven market-making activities in CIB. Partially offsetting these cash outflows in both periods were proceeds from net maturities and sales of investment securities.
Financing activities
Cash provided by financing activities in 2016 resulted from higher consumer and wholesale deposits. Consumer deposits increased reflecting seasonal factors and continued growth from new and existing customers. Wholesale deposits increased reflecting growth in client activity. Cash provided by financing activities in 2015 resulted from higher consumer deposits partially offset by lower wholesale deposits and lower commercial paper issuances. In 2015 cash was also provided by net proceeds from long-term borrowings. For both periods, cash was used for repurchases of common stock and dividends on common and preferred stock.
* * *
For a further discussion of the activities affecting the Firm’s cash flows, see Consolidated Balance Sheets Analysis on pages 10–11, Capital Management on pages 54–60, and Liquidity Risk Management on pages 61–65.

EXPLANATION AND RECONCILIATION OF THE FIRM’S USE OF NON-GAAP FINANCIAL MEASURES
The Firm prepares its Consolidated Financial Statements using U.S. GAAP; these financial statements appear on pages 71–75. That presentation, which is referred to as “reported” basis, provides the reader with an understanding of the Firm’s results that can be tracked consistently from year-to-year and enables a comparison of the Firm’s performance with other companies’ U.S. GAAP financial statements.
In addition to analyzing the Firm’s results on a reported basis, management reviews the Firm’s results, including the overhead ratio and the results of the lines of business, on a “managed” basis, which are non-GAAP financial measures. The Firm’s definition of managed basis starts with the reported U.S. GAAP results and includes certain reclassifications to present total net revenue for the Firm (and each of the reportable business segments) on an FTE basis. Accordingly, revenue from investments that receive tax credits and tax-exempt securities is presented in the managed results on a basis comparable to taxable investments and securities. This non-GAAP financial measure allows management to assess the comparability of revenue from year-to-year arising from both taxable and tax-exempt sources. The corresponding income tax impact related to tax-exempt items is recorded within income tax expense. These adjustments have no impact on net income as reported by the Firm as a whole or by the lines of business.
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

The following summary table provides a reconciliation from the Firm’s reported U.S. GAAP results to managed basis.

	Three months ended March 31,
	2016			2015
(in millions, except ratios)	Reported results	Fully taxable-equivalent adjustments(a)	Managed basis	Reported results	Fully taxable-equivalent adjustments(a)	Managed basis
Other income	$801	$551	$1,352	$582	$481	$1,063
Total noninterest revenue	11,859	551	12,410	13,389	481	13,870
Net interest income	11,380	293	11,673	10,677	273	10,950
Total net revenue	23,239	844	24,083	24,066	754	24,820
Pre-provision profit	9,402	844	10,246	9,183	754	9,937
Income before income tax expense	7,578	844	8,422	8,224	754	8,978
Income tax expense/(benefit)	$2,058	$844	$2,902	$2,310	$754	$3,064
Overhead ratio	60%	NM	57%	62%	NM	60%
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
Additionally, certain credit, liquidity and capital metrics and ratios disclosed by the Firm are non-GAAP measures. For additional information on these non-GAAP measures, see Credit Risk Management on pages 31–47, and Capital Management on pages 54–60.

Tangible common equity	Period-end		Average
(in millions, except per share and ratio data)	Mar 31, 2016	Dec 31, 2015	Three months ended March 31,
			2016	2015
Common stockholders’ equity	$224,089	$221,505	$221,561	$212,352
Less: Goodwill	47,310	47,325	47,332	47,491
Less: Certain identifiable intangible assets	940	1,015	985	1,162
Add: Deferred tax liabilities(a)	3,205	3,148	3,177	2,862
Tangible common equity	$179,044	$176,313	$176,421	$166,561

Return on tangible common equity	NA	NA	12%	14%
Tangible book value per share	$48.96	$48.13	NA	NA

(a)
Represents deferred tax liabilities related to tax-deductible goodwill and to identifiable intangibles created in nontaxable transactions, which are netted against goodwill and other intangibles when calculating TCE.

Net interest income excluding markets-based activities
In addition to reviewing net interest income on a managed basis, management also reviews net interest income excluding CIB’s markets-based activities to assess the performance of the Firm’s lending, investing (including asset-liability management) and deposit-raising activities. The data presented below are non-GAAP financial measures due to the exclusion of CIB’s markets-based net interest income and related assets. Management believes this exclusion provides investors and analysts with another measure by which to analyze the non-market-related business trends of the Firm and provides a comparable measure to other financial institutions that are primarily focused on lending, investing and deposit-raising activities.

Net interest income excluding CIB markets-based activities data
	Three months ended March 31,
(in millions, except rates)	2016	2015	Change
Net interest income – managed basis(a)(b)	$11,673	$10,950	7%
Less: Markets-based net interest income	1,378	1,259	9
Net interest income excluding markets(a)	$10,295	$9,691	6

Average interest-earning assets	$2,043,983	$2,148,801	(5)
Less: Average markets-based interest-earning assets	487,833	509,714	(4)
Average interest-earning assets excluding markets	$1,556,150	$1,639,087	(5)%
Net interest yield on average interest-earning assets – managed basis	2.30%	2.07%
Net interest yield on average markets-based interest-earning assets	1.14	1.00
Net interest yield on average interest-earning assets excluding markets	2.66%	2.40%

(a)	Interest includes the effect of related hedging derivatives. Taxable-equivalent amounts are used where applicable.

(b)	For a reconciliation of net interest income on a reported and managed basis, see reconciliation from the Firm’s reported U.S. GAAP results to managed basis on page 14

Quarterly results
Net interest income excluding CIB’s markets-based activities increased by $604 million for the three months ended March 31, 2016, compared with the prior year as a result of loan growth in each of the businesses and higher rates on deposits with banks, partially offset by lower investment securities balances. Average interest-earning assets excluding assets related to CIB’s markets-based activities for the three months ended March 31, 2016, decreased $83 billion to $1.6 trillion; this decrease primarily reflected the impact of lower deposits with banks and lower investment securities balances, partially offset by higher loan balances. The net interest yield excluding CIB’s markets-based activities for the three months ended March 31, 2016, increased 26 bps to 2.66%.

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
Description of business segment reporting methodology
Results of the business segments are intended to reflect each segment as if it were a stand-alone business. The management reporting process that derives business segment results allocates income and expense using market-based methodologies. The Firm also assesses the level of capital required for each line of business on at least an annual basis. For further information about line of business capital, see Line of business equity on page 58.
The Firm periodically assesses the assumptions, methodologies and reporting classifications used for segment reporting, and further refinements may be implemented in future periods.
For a further discussion of those methodologies, see Business Segment Results – Description of business segment reporting methodology on pages 83–84 of JPMorgan Chase’s 2015 Annual Report.
The following discussions of the business segment results are based on a comparison of the three months ended March 31, 2016 versus the corresponding period in the prior year, unless otherwise specified.

Segment Results – Managed basis
The following tables summarize the business segment results for the periods indicated.

Three months ended March 31,	Total net revenue			Total noninterest expense			Pre-provision profit/(loss)
(in millions)	2016	2015	Change	2016	2015	Change	2016	2015	Change
Consumer & Community Banking	$11,117	$10,704	4%	$6,088	$6,190	(2)%	$5,029	$4,514	11%
Corporate & Investment Bank	8,135	9,582	(15)	4,808	5,657	(15)	3,327	3,925	(15)
Commercial Banking	1,803	1,742	4	713	709	1	1,090	1,033	6
Asset Management	2,972	3,005	(1)	2,075	2,175	(5)	897	830	8
Corporate	56	(213)	NM	153	152	1	(97)	(365)	73
Total	$24,083	$24,820	(3)%	$13,837	$14,883	(7)%	$10,246	$9,937	3%

Three months ended March 31,	Provision for credit losses			Net income/(loss)			Return on common equity
(in millions, except ratios)	2016	2015	Change	2016	2015	Change	2016	2015
Consumer & Community Banking	$1,050	$930	13%	$2,490	$2,219	12%	19%	17%
Corporate & Investment Bank	459	(31)	NM	1,979	2,537	(22)	11	16
Commercial Banking	304	61	398	496	598	(17)	11	17
Asset Management	13	4	225	587	502	17	25	22
Corporate	(2)	(5)	60	(32)	58	NM	NM	NM
Total	$1,824	$959	90%	$5,520	$5,914	(7)%	9%	11%

CONSUMER & COMMUNITY BANKING
For a discussion of the business profile of CCB, see pages 85–93 of JPMorgan Chase’s 2015 Annual Report and Line of Business Metrics on page 155.

Selected income statement data
	As of or for the three months ended March 31,
(in millions, except ratios and headcount)	2016	2015	Change
Revenue
Lending- and deposit-related fees	$769	$718	7%
Asset management, administration and commissions	530	530	—
Mortgage fees and related income	667	704	(5)
Card income	1,191	1,324	(10)
All other income	649	460	41
Noninterest revenue	3,806	3,736	2
Net interest income	7,311	6,968	5
Total net revenue	11,117	10,704	4

Provision for credit losses	1,050	930	13

Noninterest expense
Compensation expense	2,382	2,530	(6)
Noncompensation expense	3,706	3,660	1
Total noninterest expense(a)	6,088	6,190	(2)
Income before income tax expense	3,979	3,584	11
Income tax expense	1,489	1,365	9
Net income	$2,490	$2,219	12

Revenue by line of business
Consumer & Business Banking	$4,550	$4,358	4
Mortgage Banking	1,876	1,749	7
Card, Commerce Solutions & Auto	4,691	4,597	2%
Financial ratios
Return on common equity	19%	17%
Overhead ratio	55	58
Note: In the discussion and the tables which follow, CCB presents certain financial measures which exclude the impact of PCI loans; these are non-GAAP financial measures. For additional information, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 14–15.

(a)	Included operating lease depreciation expense of $432 million and $326 million for the three months ended March 31, 2016 and 2015, respectively.

Quarterly results
Consumer & Community Banking net income was $2.5 billion, an increase of 12%, driven by higher net revenue and lower noninterest expense, partially offset by higher provision for credit losses.
Net revenue was $11.1 billion, an increase of 4%. Net interest income was $7.3 billion, up 5%, driven by higher deposit balances and higher loan balances largely resulting from originations of prime mortgage loans that have been retained, partially offset by deposit spread compression. Noninterest revenue was $3.8 billion, up 2%, driven by higher MSR risk management results and higher auto lease and card sales volume, predominantly offset by the impact of renegotiated co-brand partnership agreements in Credit Card and lower mortgage servicing revenue largely as a result of lower third-party loans serviced. See Note 16 for further information regarding changes in value of the MSR asset and related hedges, and mortgage fees and related income.
The provision for credit losses was $1.1 billion, an increase of 13%, driven by a $125 million reduction in the allowance for loan losses in the prior year due to continued improvement in home prices and delinquencies in the residential real estate portfolio and runoff in the student loan portfolio.
Noninterest expense was $6.1 billion, a decrease of 2%, driven by branch efficiencies, lower headcount-related expense and lower legal expense, largely offset by higher auto lease depreciation and higher investment in marketing.

Selected metrics
	As of or for the three months ended March 31,
(in millions)	2016	2015	Change
Selected balance sheet data (period-end)
Total assets	$505,071	$455,624	11%
Loans:
Consumer & Business Banking	22,889	21,608	6
Home equity	56,627	65,705	(14)
Residential mortgage and other	172,413	125,956	37
Mortgage Banking	229,040	191,661	20
Credit Card	126,090	123,257	2
Auto	62,937	55,455	13
Student	7,890	9,053	(13)
Total loans	448,846	401,034	12
Core loans	348,802	280,252	24
Deposits	582,026	531,027	10
Equity	51,000	51,000	—
Selected balance sheet data (average)
Total assets	$503,231	$454,763	11
Loans:
Consumer & Business Banking	22,775	21,317	7
Home equity	57,717	66,854	(14)
Residential mortgage and other	168,694	120,658	40
Mortgage Banking	226,411	187,512	21
Credit Card	127,299	125,025	2
Auto	61,252	55,005	11
Student	8,034	9,209	(13)
Total loans	445,771	398,068	12
Core loans	343,705	274,578	25
Deposits	562,284	512,157	10
Equity	51,000	51,000	—
Headcount	129,925	135,908	(4)%

Selected metrics
	As of or for the three months ended March 31,
(in millions, except ratio data)	2016	2015	Change
Credit data and quality statistics
Nonaccrual loans(a)(b)	$5,117	$6,143	(17)%

Net charge-offs(c)
Consumer & Business Banking	56	59	(5)
Home equity	59	87	(32)
Residential mortgage and other	1	17	(94)
Mortgage Banking	60	104	(42)
Credit Card	830	789	5
Auto	67	51	31
Student	37	51	(27)
Total net charge-offs	$1,050	$1,054	—

Net charge-off rate(c)
Consumer & Business Banking	0.99%	1.12%
Home equity(d)	0.55	0.71
Residential mortgage and other(d)	—	0.08
Mortgage Banking(d)	0.13	0.30
Credit Card(e)	2.62	2.62
Auto	0.44	0.38
Student	1.85	2.25
Total net charge-off rate(d)	1.04	1.22

30+ day delinquency rate
Mortgage Banking(f)(g)	1.41%	2.30%
Credit Card(h)	1.45	1.41
Auto	0.94	0.90
Student(i)	1.41	1.77

90+ day delinquency rate — Credit Card(h)	0.75	0.73

Allowance for loan losses
Consumer & Business Banking	$703	$703	—
Mortgage Banking excluding PCI loans	1,588	2,088	(24)
Mortgage Banking — PCI loans(c)	2,695	3,270	(18)
Credit Card	3,434	3,434	—
Auto	399	350	14
Student	299	374	(20)
Total allowance for loan losses(c)	$9,118	$10,219	(11)%

(a)	Excludes PCI loans. The Firm is recognizing interest income on each pool of PCI loans as they are all performing.

(b)
At March 31, 2016 and 2015, nonaccrual loans excluded: (1) mortgage loans insured by U.S. government agencies of $5.7 billion and $7.5 billion, respectively, that are 90 or more days past due; (2) student loans insured by U.S. government agencies under the Federal Family Education Loan Program (“FFELP”) of $269 million and $346 million, respectively, that are 90 or more days past due. These amounts have been excluded based upon the government guarantee.

(c)
Net charge-offs and the net charge-off rates for the three months ended March 31, 2016 and 2015, excluded $47 million and $55 million, respectively, of write-offs in the PCI portfolio. These write-offs decreased the allowance for loan losses for PCI loans. For further information on PCI write-offs, see summary of changes in the allowances on page 46.

(d)
Excludes the impact of PCI loans. For the three months ended March 31, 2016 and 2015, the net charge-off rates including the impact of PCI loans were as follows: (1) home equity of 0.41% and 0.53%, respectively; (2) residential mortgage and other of -% and 0.06%, respectively; (3) Mortgage Banking of 0.11% and 0.23%, respectively; and (4) total CCB of 0.95% and 1.08%, respectively.

(e)
Average credit card loans included loans held-for-sale of $72 million and $2.7 billion for the three months ended March 31, 2016 and 2015, respectively. These amounts are excluded when calculating the net-charge-off rate.

(f)
At March 31, 2016 and 2015, excluded mortgage loans insured by U.S. government agencies of $7.6 billion and $9.2 billion, respectively, that are 30 or more days past due. These amounts have been excluded based upon the government guarantee.

(g)	Excludes PCI loans. The 30+ day delinquency rate for PCI loans was 10.47% and 12.25% at March 31, 2016 and 2015, respectively.

(h)	Period-end credit card loans included loans held-for-sale of $78 million and $2.4 billion at March 31, 2016 and 2015, respectively. These amounts are excluded when calculating delinquency rates.

(i)
Excluded student loans insured by U.S. government agencies under FFELP of $471 million and $596 million at March 31, 2016 and 2015, respectively, that are 30 or more days past due. These amounts have been excluded based upon the government guarantee.

Selected metrics
	As of or for the three months ended March 31,
(in billions, except ratios and where otherwise noted)	2016		2015		Change
Business Metrics
CCB households (in millions)	58.5		57.4		2%
Number of branches	5,385		5,570		(3)
Active digital customers (in thousands)(a)	42,458		37,696		13
Active mobile customers (in thousands)(b)	23,821		19,962		19

Consumer & Business Banking
Average deposits	$548.4		$497.6		10
Deposit margin	1.86%		1.99%
Business banking origination volume	$1.7		$1.5		10
Client investment assets	220.0		219.2		—

Mortgage Banking
Mortgage origination volume by channel
Retail	$8.7		$8.1		7
Correspondent	13.7		16.6		(17)
Total mortgage origination volume(c)	$22.4		$24.7		(9)

Total loans serviced (period-end)	$898.7		$924.3		(3)
Third-party mortgage loans serviced (period-end)	655.4		723.5		(9)
MSR carrying value (period-end)	5.7		6.6		(14)
Ratio of MSR carrying value (period-end) to third-party mortgage loans serviced (period-end)	0.87%		0.91%

MSR revenue multiple(d)	2.49	x	2.53	x

Credit Card, excluding Commercial Card
Sales volume	$121.7		$112.8		8
New accounts opened (in millions)	2.3		2.1		10

Card Services
Net revenue rate	11.81%		12.19%

Commerce Solutions
Merchant processing volume	$247.5		$221.2		12

Auto
Loan and lease origination volume	$9.6		$7.3		32
Average Auto operating lease assets	9.6		6.9		39%

(a)	Users of all web and/or mobile platforms who have logged in within the past 90 days.

(b)	Users of all mobile platforms who have logged in within the past 90 days.

(c)	Firmwide mortgage origination volume was $24.4 billion and $26.6 billion for the three months ended March 31, 2016 and 2015, respectively.

(d)
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
On January 4, 2016, the Office of the Comptroller of the Currency (“OCC”) terminated its mortgage servicing-related Consent Order with the Firm, which had been outstanding since April 2011. The Firm remains under the mortgage servicing-related Consent Order entered into with the Federal Reserve on April 13, 2011, as amended on February 28, 2013 (the “Federal Reserve Consent Order”). The Audit Committee of the Board of Directors will provide governance and oversight of the Federal Reserve Consent Order in 2016.
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

CORPORATE & INVESTMENT BANK
For a discussion of the business profile of CIB, see pages 94–98 of JPMorgan Chase’s 2015 Annual Report and Line of Business Metrics on page 155.

Selected income statement data
	Three months ended March 31,
(in millions, except ratios)	2016	2015	Change
Revenue
Investment banking fees	$1,321	$1,761	(25)%
Principal transactions	2,470	3,482	(29)
Lending- and deposit-related fees	394	397	(1)
Asset management, administration and commissions	1,069	1,154	(7)
All other income	280	280	—
Noninterest revenue	5,534	7,074	(22)
Net interest income	2,601	2,508	4
Total net revenue(a)	8,135	9,582	(15)

Provision for credit losses	459	(31)	NM

Noninterest expense
Compensation expense	2,600	3,023	(14)
Noncompensation expense	2,208	2,634	(16)
Total noninterest expense	4,808	5,657	(15)
Income before income tax expense	2,868	3,956	(28)
Income tax expense	889	1,419	(37)
Net income	$1,979	$2,537	(22)%
Financial ratios
Return on common equity	11%	16%
Overhead ratio	59	59
Compensation expense as a percentage of total net revenue	32	32

(a)
Included tax-equivalent adjustments, predominantly due to income tax credits related to alternative energy investments; income tax credits and amortization of the cost of investments in affordable housing projects; as well as tax-exempt income from municipal bond investments of $498 million and $432 million for the three months ended March 31, 2016 and 2015, respectively.

Selected income statement data
	Three months ended March 31,
(in millions)	2016	2015	Change
Revenue by business
Investment Banking	$1,231	$1,630	(24)%
Treasury Services	884	930	(5)
Lending	302	435	(31)
Total Banking	2,417	2,995	(19)
Fixed Income Markets	3,597	4,154	(13)
Equity Markets	1,576	1,651	(5)
Securities Services	881	934	(6)
Credit Adjustments & Other(a)	(336)	(152)	(121)
Total Markets & Investor Services	5,718	6,587	(13)
Total net revenue	$8,135	$9,582	(15)%

(a)
Effective January 1, 2016, consists primarily of credit valuation adjustments (“CVA”) managed by the Credit Portfolio Group, funding valuation adjustments (“FVA”) and debit valuation adjustments (“DVA”) on derivatives. Prior periods also include DVA on fair value option elected liabilities. Results are presented net of associated hedging activities and net of CVA and FVA amounts allocated to Fixed Income Markets and Equity Markets. Effective January 1, 2016, changes in DVA on fair value option elected liabilities is recognized in other comprehensive income. For additional information, see Notes 3, 4 and 19.
Quarterly results
Net income was $2.0 billion, down 22%, reflecting lower net revenue and higher provisions for credit losses, partially offset by lower noninterest expense.
Banking revenue was $2.4 billion, down 19%. Investment banking revenue was $1.2 billion, down 24% on lower debt and equity underwriting fees, partially offset by higher advisory fees. Debt underwriting fees were down 35% driven by declines in industry-wide fee levels and fewer large acquisition financing deals. Equity underwriting fees were down 49% driven by declines in industry-wide fee levels. Advisory fees were up 8% driven by a greater share of fees for completed transactions. Treasury Services revenue was $884 million, down 5%, driven by business simplification. Lending revenue was $302 million, down 31%, reflecting fair value losses on hedges of accrual loans and lower gains on securities received from restructurings.
Markets & Investor Services revenue was $5.7 billion, down 13%. Fixed Income Markets revenue was $3.6 billion, down 13%. The current quarter’s performance reflected the challenging market environment, which included significant volatility, global macroeconomic uncertainty and widening credit spreads. In contrast, the prior year results were driven by robust client activity resulting from macroeconomic events and conditions, including quantitative easing actions of various central banks. These factors resulted in lower revenue in the current quarter reflecting an increase in Rates which was more than offset by lower performance across other asset classes. Equity Markets revenue of $1.6 billion was down 5% reflecting weaker results in Americas derivatives, partially offset by strong results in Asia derivatives. Securities Services revenue was $881 million, down 6%. Credit Adjustments & Other was a loss of $336 million on widening credit spreads.
The provision for credit losses was $459 million, compared to a benefit of $31 million in the prior year, primarily reflecting increases in the allowance for credit losses in the Oil & Gas and Metals & Mining portfolios.
Noninterest expense was $4.8 billion, down 15%, primarily driven by lower performance-based compensation and lower legal expense.

Selected metrics
	As of or for the three months ended March 31,
(in millions, except headcount)	2016	2015	Change
Selected balance sheet data (period-end)
Assets	$801,053	$854,275	(6)%
Loans:
Loans retained(a)	109,132	98,625	11
Loans held-for-sale and loans at fair value	2,381	3,987	(40)
Total loans	111,513	102,612	9
Core loans	111,050	101,537	9
Equity	64,000	62,000	3
Selected balance sheet data (average)
Assets	$797,548	$865,327	(8)
Trading assets-debt and equity instruments	285,122	312,260	(9)
Trading assets-derivative receivables	62,557	77,353	(19)
Loans:
Loans retained(a)	108,712	99,113	10
Loans held-for-sale and loans at fair value	3,204	4,061	(21)
Total loans	111,916	103,174	8
Core loans	111,417	102,052	9
Equity	64,000	62,000	3
Headcount	49,067	50,634	(3)%

(a)	Loans retained includes credit portfolio loans, loans held by consolidated Firm-administered multi-seller conduits, trade finance loans, other held-for-investment loans and overdrafts.

Selected metrics
	As of or for the three months ended March 31,
(in millions, except ratios)	2016	2015	Change
Credit data and quality statistics
Net charge-offs/(recoveries)	$46	$(11)	NM
Nonperforming assets:
Nonaccrual loans:
Nonaccrual loans retained(a)	650	251	159%
Nonaccrual loans held-for-sale and loans at fair value	7	12	(42)
Total nonaccrual loans	657	263	150
Derivative receivables	212	249	(15)
Assets acquired in loan satisfactions	62	63	(2)
Total nonperforming assets	931	575	62
Allowance for credit losses:
Allowance for loan losses	1,497	1,047	43
Allowance for lending-related commitments	744	411	81
Total allowance for credit losses	2,241	1,458	54%
Net charge-off/(recovery) rate	0.17%	(0.05)%
Allowance for loan losses to period-end loans retained	1.37	1.06
Allowance for loan losses to period-end loans retained, excluding trade finance and conduits(b)	2.11	1.64
Allowance for loan losses to nonaccrual loans retained(a)	230	417
Nonaccrual loans to total period-end loans	0.59%	0.26%

(a)	Allowance for loan losses of $233 million and $51 million were held against these nonaccrual loans at March 31, 2016 and 2015, respectively.

(b)
Management uses allowance for loan losses to period-end loans retained, excluding trade finance and conduits, a non-GAAP financial measure, to provide a more meaningful assessment of CIB’s allowance coverage ratio.

Business metrics
	Three months ended March 31,
(in millions)	2016	2015	Change
Advisory	$585	$542	8%
Equity underwriting	205	399	(49)
Debt underwriting	531	820	(35)
Total investment banking fees	$1,321	$1,761	(25)%

League table results – wallet share
	Three months ended March 31, 2016		Full-year 2015
	Share	Rank	Share	Rank
Based on fees(a)
Debt, equity and equity-related
Global	6.7%	# 1	7.7%	# 1
U.S.	12.4	1	11.6	1
Long-term debt(b)
Global	6.4	2	8.3	1
U.S.	11.3	1	11.9	1
Equity and equity-related
Global(c)	7.3	1	7.0	1
U.S.	14.7	1	11.2	1
M&A(d)
Global	11.3	1	8.5	2
U.S.	13.8	1	9.9	2
Loan syndications
Global	6.2	2	7.3	2
U.S.	8.4	2	10.5	2
Global investment banking fees(e)	8.2%	# 1	7.9%	# 1

(a)	Source: Dealogic. Reflects the ranking of revenue wallet and market share.

(b)
Long-term debt rankings include investment-grade, high-yield, supranationals, sovereigns, agencies, covered bonds, asset-backed securities (“ABS”) and mortgage-backed securities (“MBS”); and exclude money market, short-term debt, and U.S. municipal securities.

(c)	Global equity and equity-related ranking includes rights offerings and Chinese A-Shares.

(d)	Global M&A reflects the removal of any withdrawn transactions. U.S. M&A revenue wallet represents wallet from client parents based in the U.S.

(e)	Global investment banking fees exclude money market, short-term debt and shelf deals.

Business metrics
	As of or for the three months ended March 31,
(in millions, except where otherwise noted)	2016	2015	Change
Assets under custody (“AUC”) by asset class (period-end)(in billions):
Fixed Income	$12,422	$12,256	1%
Equity	6,117	6,620	(8)
Other(a)	1,744	1,685	4
Total AUC	$20,283	$20,561	(1)
Client deposits and other third party liabilities (average)(b)	$358,926	$444,171	(19)
Trade finance loans (period-end)	18,078	22,853	(21)%

(a)	Consists of mutual funds, unit investment trusts, currencies, annuities, insurance contracts, options and other contracts.

(b)	Client deposits and other third party liabilities pertain to the Treasury Services and Securities Services businesses.

International metrics
	As of or for the three months ended March 31,
(in millions, except where otherwise noted)	2016	2015	Change
Total net revenue(a)
Europe/Middle East/Africa	$2,457	$3,496	(30)%
Asia/Pacific	1,302	1,263	3
Latin America/Caribbean	321	331	(3)
Total international net revenue	4,080	5,090	(20)
North America	4,055	4,492	(10)
Total net revenue	$8,135	$9,582	(15)

Loans retained (period-end)(a)
Europe/Middle East/Africa	$27,219	$26,055	4
Asia/Pacific	15,507	19,038	(19)
Latin America/Caribbean	8,751	8,679	1
Total international loans	51,477	53,772	(4)
North America	57,655	44,853	29
Total loans retained	$109,132	$98,625	11

Client deposits and other third-party liabilities (average)(a)(b)
Europe/Middle East/Africa	$128,359	$159,437	(19)
Asia/Pacific	62,715	70,917	(12)
Latin America/Caribbean	22,265	23,442	(5)
Total international	$213,339	$253,796	(16)
North America	145,587	190,375	(24)
Total client deposits and other third-party liabilities	$358,926	$444,171	(19)

AUC (period-end) (in billions)(a)
North America	$12,264	$12,202	1
All other regions	8,019	8,359	(4)
Total AUC	$20,283	$20,561	(1)%

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

COMMERCIAL BANKING
For a discussion of the business profile of CB, see pages 99–101 of JPMorgan Chase’s 2015 Annual Report and Line of Business Metrics on page 156.

Selected income statement data
	Three months ended March 31,
(in millions)	2016	2015	Change
Revenue
Lending- and deposit-related fees	$232	$237	(2)%
Asset management, administration and commissions	22	24	(8)
All other income(a)	302	375	(19)
Noninterest revenue	556	636	(13)
Net interest income	1,247	1,106	13
Total net revenue(b)	1,803	1,742	4

Provision for credit losses	304	61	398

Noninterest expense
Compensation expense	334	309	8
Noncompensation expense	379	400	(5)
Total noninterest expense	713	709	1

Income before income tax expense	786	972	(19)
Income tax expense	290	374	(22)
Net income	$496	$598	(17)%

(a)	Includes revenue from investment banking products and commercial card transactions.

(b)
Total net revenue included tax-equivalent adjustments from income tax credits related to equity investments in designated community development entities that provide loans to qualified businesses in low-income communities, as well as tax-exempt income from municipal bond activity of $120 million and $113 million for the three months ended March 31, 2016 and 2015, respectively.

Quarterly results
Net income was $496 million, a decrease of 17%, driven by a higher provision for credit losses, partially offset by higher net revenue.
Net revenue was $1.8 billion, an increase of 4%. Net interest income was $1.2 billion, a 13% increase, driven by higher loan balances and deposit spreads. Noninterest revenue was $556 million, down 13%, driven by lower investment banking revenue compared to a record quarter last year.
The provision for credit losses was $304 million, compared to $61 million in the prior year quarter, reflecting downgrades in the Oil & Gas and Natural Gas Pipeline portfolios.

Selected metrics
	Three months ended March 31,
(in millions, except ratios)	2016	2015	Change
Revenue by product
Lending	$928	$825	12%
Treasury services	694	647	7
Investment banking	155	248	(38)
Other	26	22	18
Total Commercial Banking net revenue	$1,803	$1,742	4

Investment banking revenue, gross(a)	$483	$753	(36)

Revenue by client segment
Middle Market Banking	$717	$677	6
Corporate Client Banking	501	564	(11)
Commercial Term Lending	361	308	17
Real Estate Banking	140	116	21
Other	84	77	9
Total Commercial Banking net revenue	$1,803	$1,742	4%

Financial ratios
Return on common equity	11%	17%
Overhead ratio	40	41

(a)	Represents the total revenue from investment banking products sold to CB clients.

Selected metrics (continued)
	As of or for the three months ended March 31,
(in millions, except headcount)	2016	2015	Change
Selected balance sheet data (period-end)
Total assets	$204,602	$197,931	3%
Loans:
Loans retained	173,583	153,173	13
Loans held-for-sale and loans at fair value	338	507	(33)
Total loans	$173,921	$153,680	13
Core loans	173,316	152,659	14
Equity	16,000	14,000	14

Period-end loans by client segment
Middle Market Banking	$52,532	$51,071	3
Corporate Client Banking	33,761	28,379	19
Commercial Term Lending	64,292	55,824	15
Real Estate Banking	17,719	13,537	31
Other	5,617	4,869	15
Total Commercial Banking loans	$173,921	$153,680	13

Selected balance sheet data (average)
Total assets	$202,492	$195,927	3
Loans:
Loans retained	169,837	149,731	13
Loans held-for-sale and loans at fair value	448	557	(20)
Total loans	$170,285	$150,288	13
Core loans	169,626	149,239	14
Client deposits and other third-party liabilities	173,079	210,046	(18)
Equity	16,000	14,000	14

Headcount	7,971	7,489	6

Average loans by client segment
Middle Market Banking	$51,419	$50,538	2
Corporate Client Banking	32,929	26,653	24
Commercial Term Lending	63,475	54,754	16
Real Estate Banking	17,021	13,472	26
Other	5,441	4,871	12
Total Commercial Banking loans	$170,285	$150,288	13%

	As of or for the three months ended March 31,
(in millions, except ratios)	2016	2015	Change
Credit data and quality statistics
Net charge-offs/(recoveries)	$6	$11	(45)%
Nonperforming assets
Nonaccrual loans:
Nonaccrual loans retained(a)	1,257	304	313
Nonaccrual loans held-for-sale and loans at fair value	—	12	(100)
Total nonaccrual loans	1,257	316	298
Assets acquired in loan satisfactions	1	5	(80)
Total nonperforming assets	1,258	321	292
Allowance for credit losses:
Allowance for loan losses	3,099	2,519	23
Allowance for lending-related commitments	252	162	56
Total allowance for credit losses	3,351	2,681	25%
Net charge-off/(recovery) rate(b)	0.01%	0.03%
Allowance for loan losses to period-end loans retained	1.79	1.64
Allowance for loan losses to nonaccrual loans retained(a)	247	829
Nonaccrual loans to period-end total loans	0.72	0.21

(a)	Allowance for loan losses of $278 million and $29 million was held against nonaccrual loans retained at March 31, 2016 and 2015, respectively.

(b)	Loans held-for-sale and loans at fair value were excluded when calculating the net charge-off/(recovery) rate.

ASSET MANAGEMENT
For a discussion of the business profile of AM, see pages 102–104 of JPMorgan Chase’s 2015 Annual Report and Line of Business Metrics on pages 156–157.

Selected income statement data
(in millions, except ratios)	Three months ended March 31,
	2016	2015	Change
Revenue
Asset management, administration and commissions	$2,016	$2,229	(10)%
All other income	229	155	48
Noninterest revenue	2,245	2,384	(6)
Net interest income	727	621	17
Total net revenue	2,972	3,005	(1)

Provision for credit losses	13	4	225

Noninterest expense
Compensation expense	1,241	1,289	(4)
Noncompensation expense	834	886	(6)
Total noninterest expense	2,075	2,175	(5)

Income before income tax expense	884	826	7
Income tax expense	297	324	(8)
Net income	$587	$502	17

Revenue by line of business
Global Investment Management	$1,499	$1,533	(2)
Global Wealth Management	1,473	1,472	—
Total net revenue	$2,972	$3,005	(1)%

Financial ratios
Return on common equity	25%	22%
Overhead ratio	70	72
Pretax margin ratio:
Global Investment Management	33	30
Global Wealth Management	26	25
Asset Management	30	27
Quarterly results
Net income was $587 million, an increase of 17%, reflecting lower noninterest expense partially offset by lower net revenue.
Net revenue was $3.0 billion, a decrease of 1% including a gain on the sale of an asset. Excluding this gain, revenue in the quarter would have been lower by approximately $150 million. Net interest income was $727 million, up 17%, driven by higher deposit spreads and loan growth. Noninterest revenue was $2.2 billion, down 6%, due to the impact of lower markets and lower brokerage revenue.
Noninterest expense was $2.1 billion, a decrease of 5%, primarily driven by lower performance-based compensation.

Selected metrics	As of or for the three months ended March 31,
(in millions, except ranking data, headcount and ratios)	2016	2015	Change
% of JPM mutual fund assets rated as 4- or 5-star(a)	50%	56%
% of JPM mutual fund assets ranked in 1st or 2nd quartile:(b)
1 year	55	75
3 years	75	75
5 years	80	79

Selected balance sheet data (period-end)
Total assets	$131,276	$126,233	4%
Loans(c)	111,050	104,165	7
Core loans	111,050	104,165	7
Deposits	152,908	155,347	(2)
Equity	9,000	9,000	—

Selected balance sheet data (average)
Total assets	$129,790	$126,276	3
Loans	110,497	103,286	7
Core loans	110,497	103,286	7
Deposits	150,616	158,240	(5)
Equity	9,000	9,000	—

Headcount	20,885	20,095	4

Number of client advisors	2,750	2,803	(2)

Credit data and quality statistics
Net charge-offs	$9	$3	200
Nonaccrual loans	335	175	91
Allowance for credit losses:
Allowance for loan losses	270	271	—
Allowance for lending-related commitments	4	5	(20)
Total allowance for credit losses	274	276	(1)%
Net charge-off rate	0.03%	0.01%
Allowance for loan losses to period-end loans	0.24	0.26
Allowance for loan losses to nonaccrual loans	81	155
Nonaccrual loans to period-end loans	0.30	0.17

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

(c)	Included $27.7 billion and $23.0 billion of prime mortgage loans reported in the Consumer, excluding credit card, loan portfolio at March 31, 2016 and 2015, respectively.

Client assets
Client assets of $2.3 trillion and assets under management of $1.7 trillion were down 3% and 5%, respectively, due to the effect of lower market levels, outflows from liquidity products and the sale of an asset, partially offset by net inflows to long-term products.

Client assets	March 31,
(in billions)	2016	2015	Change
Assets by asset class
Liquidity	$424	$454	(7)%
Fixed income	365	359	2
Equity	346	380	(9)
Multi-asset and alternatives	541	566	(4)
Total assets under management	1,676	1,759	(5)
Custody/brokerage/administration/deposits	647	646	—
Total client assets	$2,323	$2,405	(3)

Memo:
Alternatives client assets(a)	$151	$168	(10)

Assets by client segment
Private Banking	$428	$440	(3)
Institutional	798	825	(3)
Retail	450	494	(9)
Total assets under management	$1,676	$1,759	(5)

Private Banking	$1,057	$1,073	(1)
Institutional	814	833	(2)
Retail	452	499	(9)
Total client assets	$2,323	$2,405	(3)%

(a)	Represents assets under management, as well as client balances in brokerage accounts.

	Three months ended March 31,
(in billions)	2016	2015
Assets under management rollforward
Beginning balance	$1,723	$1,744
Net asset flows:
Liquidity	(27)	(1)
Fixed income	11	2
Equity	(5)	4
Multi-asset and alternatives	6	10
Market/performance/other impacts	(32)	—
Ending balance, March 31	$1,676	$1,759

Client assets rollforward
Beginning balance	$2,350	$2,387
Net asset flows	(7)	17
Market/performance/other impacts	(20)	1
Ending balance, March 31	$2,323	$2,405

International metrics	As of or for the three months ended March 31,
(in billions, except where otherwise noted)	2016	2015	Change
Total net revenue (in millions)(a)
Europe/Middle East/Africa	$431	$471	(8)%
Asia/Pacific	255	286	(11)
Latin America/Caribbean	172	197	(13)
Total international net revenue	858	954	(10)
North America	2,114	2,051	3
Total net revenue	$2,972	$3,005	(1)

Assets under management
Europe/Middle East/Africa	$293	$324	(10)
Asia/Pacific	120	129	(7)
Latin America/Caribbean	42	46	(9)
Total international assets under management	455	499	(9)
North America	1,221	1,260	(3)
Total assets under management	$1,676	$1,759	(5)

Client assets
Europe/Middle East/Africa	$343	$373	(8)
Asia/Pacific	171	179	(4)
Latin America/Caribbean	110	112	(2)
Total international client assets	624	664	(6)
North America	1,699	1,741	(2)
Total client assets	$2,323	$2,405	(3)%

(a)	Regional revenue is based on the domicile of the client.

CORPORATE
For a discussion of Corporate, see pages 105–106 of JPMorgan Chase’s 2015 Annual Report.

Selected income statement data
	As of or for the three months ended March 31,
(in millions, except headcount)	2016	2015	Change
Revenue
Principal transactions	$97	$100	(3)%
Securities gains	51	53	(4)
All other income/(loss)	121	(113)	NM
Noninterest revenue	269	40	NM
Net interest income	(213)	(253)	16
Total net revenue(a)	56	(213)	NM
Provision for credit losses	(2)	(5)	60
Noninterest expense(b)	153	152	1
Loss before income tax benefit	(95)	(360)	74
Income tax benefit	(63)	(418)	85
Net income/(loss)	$(32)	$58	NM
Total net revenue
Treasury and CIO	(94)	(378)	75
Other Corporate	150	165	(9)
Total net revenue	$56	$(213)	NM
Net income/(loss)
Treasury and CIO	(111)	(221)	50
Other Corporate	79	279	(72)
Total net income/(loss)	$(32)	$58	NM
Selected balance sheet data (period-end)
Total assets	$781,806	$942,556	(17)
Loans	1,983	2,694	(26)
Core loans(c)	1,978	2,672	(26)
Headcount	29,572	27,019	9%

(a)
Included tax-equivalent adjustments, predominantly due to tax-exempt income from municipal bond investments of $218 million and $203 million for the three months ended March 31, 2016 and 2015, respectively.

(b)	Included legal expense of $305 million for the three months ended March 31, 2015, legal expense for the three months ended March 31, 2016 was not material.

(c)	Average core loans were $2.1 billion and $2.8 billion for the three months ended March 31, 2016 and 2015, respectively.
Quarterly results
Net loss was $32 million, compared with net income of
$58 million in the prior year. Net revenue was a gain of
$56 million in the current year, compared to a loss of
$213 million in the prior year. The prior year included a $173 million pre-tax loss primarily related to the accelerated amortization of cash flow hedges, associated with the exit of certain non-operating deposits. Noninterest expense was $153 million, flat compared to the prior year, as lower legal expense was largely offset by higher compensation and a benefit from a franchise tax settlement received in the prior year.

The current quarter reflected tax benefits of $59 million, compared to tax benefits related to tax adjustments of $177 million in the prior year.
Treasury and CIO overview
For a discussion of Treasury and CIO, see page 106 of the Firm’s 2015 Annual Report.
At March 31, 2016, the average credit rating of the Treasury and CIO investment securities comprising the portfolio in the table below was AA+ (based upon external ratings where available and, where not available, based primarily upon internal ratings that correspond to ratings as defined by S&P and Moody’s). See Note 11 for further information on the Firm’s investment securities portfolio.
For further information on liquidity and funding risk, see Liquidity Risk Management on pages 61–65. For information on interest rate, foreign exchange and other risks, Treasury and CIO value-at-risk (“VaR”) and the
Firm’s earnings-at-risk, see Market Risk Management on pages 48–51.

Selected income statement and balance sheet data
	As of or for the three months ended March 31,
(in millions)	2016	2015	Change
Securities gains	$51	$53	(4)%
Investment securities portfolio (average)(a)	283,443	333,692	(15)
Investment securities portfolio (period-end)(b)	282,424	327,859	(14)
Mortgage loans (average)	2,005	2,790	(28)
Mortgage loans (period-end)	1,927	2,664	(28)

(a)	Average investment securities included held-to-maturity balances of $48.3 billion and $49.3 billion for the three months ended March 31, 2016 and 2015, respectively.

(b)	Period-end investment securities included held-to-maturity balance of $47.9 billion and $49.3 billion at March 31, 2016 and 2015, respectively.

Private equity portfolio information(a)
(in millions)	March 31, 2016	December 31, 2015	Change
Carrying value	$2,004	$2,103	(5)%
Cost	3,512	3,798	(8)

(a)	For more information on the Firm’s methodologies regarding the valuation of the private equity portfolio, see Note 3 of JPMorgan Chase’s 2015 Annual Report.

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

The following provides an index of key risk management disclosures. For further information on these disclosures, refer to the page references noted below in both this Form 10-Q and JPMorgan Chase’s 2015 Annual Report.

Risk disclosure	Form 10-Q page reference	Annual Report page reference
Enterprise-Wide Risk Management	30–65	107–164
Risk governance		108–111
Credit Risk Management	31–47	112–132
Credit Portfolio		114
Consumer Credit Portfolio	32–37	115–121
Wholesale Credit Portfolio	38–44	122–129
Allowance For Credit Losses	45–47	130–132
Market Risk Management	48–51	133–139
Risk identification and classification		133
Value-at-risk	48–50	135–137
Economic-value stress testing		137–138
Earnings-at-risk	51	138–139
Country Risk Management	52	140–141
Model Risk Management		142
Principal Risk Management		143
Operational Risk Management	53	144–146
Operational Risk Capital Measurement		145
Cybersecurity	53	145
Business and Technology resiliency		145–146
Legal Risk Management		146
Compliance Risk Management		147
Reputation Risk Management		148
Capital Management	54–60	149–158
Liquidity Risk Management	61–65	159–164
HQLA	61	160
Funding	62–64	160–163
Credit ratings	64–65	164

CREDIT RISK MANAGEMENT
Credit risk is the risk of loss arising from the default of a customer, client or counterparty. The Firm provides credit to a variety of customers, ranging from large corporate and institutional clients to individual consumers and small businesses. For a further discussion of the Firm’s Credit Risk Management framework and organization, and the identification, monitoring and management of credit risks, see Credit Risk Management on pages 112–132 of JPMorgan Chase’s 2015 Annual Report.
In the following tables, reported loans include loans retained (i.e., held-for-investment); loans held-for-sale (which are carried at the lower of cost or fair value, with valuation changes recorded in noninterest revenue); and certain loans accounted for at fair value. In addition, the Firm records certain loans accounted for at fair value in trading assets. For further information regarding these loans, see Notes 3 and 4. For additional information on the Firm’s loans, lending-related commitments and derivative receivables, including the Firm’s accounting policies, see Notes 13, 21, and 5, respectively.
For further information regarding the credit risk inherent in the Firm’s cash placed with banks, see Wholesale credit exposure – industry exposure on pages 38–44 ; for information regarding the credit risk inherent in the Firm’s investment securities portfolio, see Note 11 of this Form 10-Q, and Note 12 of JPMorgan Chase’s 2015 Annual Report; and for information regarding the credit risk inherent in the securities financing portfolio, see Note 12 of this Form 10-Q, and Note 13 of JPMorgan Chase’s 2015 Annual Report.

Total credit portfolio
	Credit exposure		Nonperforming(b)(c)
(in millions)	Mar 31, 2016	Dec 31, 2015	Mar 31, 2016	Dec 31, 2015
Loans retained	$844,195	$832,792	$7,367	$6,303
Loans held-for-sale	1,195	1,646	61	101
Loans at fair value	1,923	2,861	7	25
Total loans – reported	847,313	837,299	7,435	6,429
Derivative receivables	70,209	59,677	212	204
Receivables from customers and other	16,294	13,497	—	—
Total credit-related assets	933,816	910,473	7,647	6,633
Assets acquired in loan satisfactions
Real estate owned	NA	NA	324	347
Other	NA	NA	52	54
Total assets acquired in loan satisfactions	NA	NA	376	401
Total assets	933,816	910,473	8,023	7,034
Lending-related commitments	960,434	940,395	722	193
Total credit portfolio	$1,894,250	$1,850,868	$8,745	$7,227
Credit derivatives used in credit portfolio management activities(a)	$(23,849)	$(20,681)	$(40)	$(9)
Liquid securities and other cash collateral held against derivatives	(19,528)	(16,580)	NA	NA

(in millions, except ratios)	Three months ended March 31,
	2016	2015
Net charge-offs	$1,110	$1,052
Average retained loans
Loans – reported	836,449	750,036
Loans – reported, excluding residential real estate PCI loans	796,055	704,072
Net charge-off rates
Loans – reported	0.53%	0.57%
Loans – reported, excluding PCI	0.56	0.61

(a)
Represents the net notional amount of protection purchased and sold through credit derivatives used to manage both performing and nonperforming wholesale credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. For additional information, see Credit derivatives on page 44 and Note 5.

(b)	Excludes PCI loans. The Firm is recognizing interest income on each pool of PCI loans as they are all performing.

(c)
At March 31, 2016, and December 31, 2015, nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $5.7 billion and $6.3 billion, respectively, that are 90 or more days past due; (2) student loans insured by U.S. government agencies under the FFELP of $269 million and $290 million, respectively, that are 90 or more days past due; and (3) real estate owned (“REO”) insured by U.S. government agencies of $360 million and $343 million, respectively. These amounts have been excluded based upon the government guarantee. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”).

CONSUMER CREDIT PORTFOLIO
The Firm’s consumer portfolio consists primarily of residential real estate loans, credit card loans, auto loans, business banking loans, and student loans. The Firm’s focus is on serving the prime segment of the consumer credit market. For further information on consumer loans, see Note 13 of this Form 10-Q and Consumer Credit Portfolio on pages 115–121 and Note 14 of JPMorgan Chase’s 2015 Annual Report.

The following table presents consumer credit-related information with respect to the credit portfolio held by CCB, prime mortgage and home equity loans held by AM, and prime mortgage loans held by Corporate.

Consumer credit portfolio							Three months ended March 31,
(in millions, except ratios)	Credit exposure				Nonaccrual loans(h)(i)		Net charge-offs(j)		Average annual net charge-off rate(j)(k)
	Mar 31, 2016		Dec 31, 2015		Mar 31, 2016	Dec 31, 2015	2016	2015	2016	2015
Consumer, excluding credit card
Loans, excluding PCI loans and loans held-for-sale
Home equity	$43,932		$45,559		$2,153	2,191	$59	91	0.53%	0.71%
Residential mortgage	176,106		166,239		2,423	2,503	—	15	—	0.05
Auto(a)	62,937		60,255		102	116	67	51	0.44	0.38
Business banking(b)	21,370		21,208		290	263	56	59	1.06	1.19
Student and other	9,783		10,096		196	242	38	48	1.54	1.79
Total loans, excluding PCI loans and loans held-for-sale	314,128		303,357		5,164	5,315	220	264	0.29	0.42
Loans – PCI
Home equity	14,522		14,989		NA	NA	NA	NA	NA	NA
Prime mortgage	8,594		8,893		NA	NA	NA	NA	NA	NA
Subprime mortgage	3,174		3,263		NA	NA	NA	NA	NA	NA
Option ARMs(c)	13,453		13,853		NA	NA	NA	NA	NA	NA
Total loans – PCI	39,743		40,998		NA	NA	NA	NA	NA	NA
Total loans – retained	353,871		344,355		5,164	5,315	220	264	0.25	0.36
Loans held-for-sale	321	(g)	466	(g)	61	98	—	—	—	—
Total consumer, excluding credit card loans	354,192		344,821		5,225	5,413	220	264	0.25	0.36
Lending-related commitments(d)	60,744		58,478
Receivables from customers(e)	127		125
Total consumer exposure, excluding credit card	415,063		403,424
Credit card
Loans retained(f)	126,012		131,387		—	—	830	789	2.62	2.62
Loans held-for-sale	78		76		—	—	—	—	—	—
Total credit card loans	126,090		131,463		—	—	830	789	2.62	2.62
Lending-related commitments(d)	532,224		515,518
Total credit card exposure	658,314		646,981
Total consumer credit portfolio	$1,073,377		$1,050,405		$5,225	$5,413	$1,050	$1,053	0.89%	1.01%
Memo: Total consumer credit portfolio, excluding PCI	$1,033,634		$1,009,407		$5,225	$5,413	$1,050	$1,053	0.97%	1.14%

(a)	At March 31, 2016, and December 31, 2015, excluded operating lease assets of $10.0 billion and $9.2 billion, respectively.

(b)	Predominantly includes Business Banking loans as well as deposit overdrafts.

(c)
At March 31, 2016, and December 31, 2015, approximately 65% and 64% of the PCI option adjustable rate mortgage (“ARMs”) portfolio has been modified into fixed-rate, fully amortizing loans, respectively.

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

(e)	Receivables from customers represent margin loans to retail brokerage customers, and are included in accrued interest and accounts receivable on the Consolidated balance sheets.

(f)	Includes accrued interest and fees net of an allowance for the uncollectible portion of accrued interest and fee income.

(g)	Predominantly represents prime mortgage loans held-for-sale.

(h)
At March 31, 2016, and December 31, 2015, nonaccrual loans excluded: (1) mortgage loans insured by U.S. government agencies of $5.7 billion and $6.3 billion, respectively, that are 90 or more days past due; and (2) student loans insured by U.S. government agencies under the FFELP of $269 million and $290 million, respectively, that are 90 or more days past due. These amounts have been excluded from nonaccrual loans based upon the government guarantee. In addition, credit card loans are generally exempt from being placed on nonaccrual status, as permitted by regulatory guidance.

(i)	Excludes PCI loans. The Firm is recognizing interest income on each pool of PCI loans as they are all performing.

(j)
Net charge-offs and the net charge-off rates excluded write-offs in the PCI portfolio of $47 million and $55 million for the three months ended March 31, 2016 and 2015, respectively. These write-offs decreased the allowance for loan losses for PCI loans. See Allowance for Credit Losses on pages 45–47 for further details.

(k)
Average consumer loans held-for-sale were $425 million and $3.0 billion for the three months ended March 31, 2016 and 2015, respectively. These amounts were excluded when calculating net charge-off rates.

Consumer, excluding credit card
Portfolio analysis
Consumer loan balances increased during the three months ended March 31, 2016, predominantly due to originations of high-quality prime mortgage loans that have been retained, partially offset by paydowns and the charge-off or liquidation of delinquent loans. Credit performance has continued to improve across most portfolios as the economy strengthened and home prices increased.
PCI loans are excluded from the following discussions of individual loan products and are addressed separately below. For further information about the Firm’s consumer portfolio, including information about delinquencies, loan modifications and other credit quality indicators, see
Note 13.
Home equity: The home equity portfolio declined from the 2015 year-end primarily reflecting loan paydowns and charge-offs. Both early-stage and late-stage delinquencies showed improvement from December 31, 2015. Nonaccrual loans decreased from December 31, 2015 primarily as a result of loss mitigation activities. Net charge-offs for the three months ended March 31, 2016, declined when compared with the same period of the prior year as a result of improvement in home prices and delinquencies.
At March 31, 2016, approximately 85% of the Firm’s home equity portfolio consists of home equity lines of credit (“HELOCs”) and the remainder consists of home equity loans (“HELOANs”). For further information on the Firm’s home equity portfolio, see Note 13 of this Form 10-Q and Consumer Credit Portfolio on pages 115–121 of JPMorgan Chase’s 2015 Annual Report.
The unpaid principal balance of HELOCs outstanding was $40 billion at March 31, 2016. Of such amounts, approximately:

•	$12 billion have recast from interest-only to fully amortizing payments or have been modified,

•	$20 billion are scheduled to recast from interest-only to fully amortizing payments in future periods, and

•	$8 billion are interest-only balloon HELOCs, which primarily mature after 2030.

The following chart illustrates the payment recast composition of the approximately $28 billion of HELOCs scheduled to recast in the future, based upon the contractual terms.

HELOCs scheduled to recast
(at March 31, 2016)
The Firm has considered this payment recast risk in its allowance for loan losses based upon the estimated amount of payment shock (i.e., the excess of the fully-amortizing payment over the interest-only payment in effect prior to recast) expected to occur at the payment recast date, along with the corresponding estimated probability of default and loss severity assumptions. As part of its allowance estimate, the Firm also expects that certain of the HELOCs scheduled to recast will voluntarily pre-pay prior to or after the recast event. Based on observed activity in recent years, the Firm expects approximately 25% of such HELOCs to voluntarily pre-pay. The HELOCs that have previously recast to fully amortizing payments generally have higher delinquency rates than the HELOCs within the revolving period, primarily as a result of the payment shock at the time of recast. Certain other factors, such as future developments in both unemployment rates and home prices, could also have a significant impact on the performance of these loans.
The Firm manages the risk of HELOCs during their revolving period by closing or reducing the undrawn line to the extent permitted by law when borrowers are exhibiting a material deterioration in their credit risk profile. The Firm will continue to evaluate both the near-term and longer-term recast risks inherent in its HELOC portfolio to ensure that changes in the Firm’s estimate of incurred losses are appropriately considered in the allowance for loan losses and that the Firm’s account management practices are appropriate given the portfolio’s risk profile.

High-risk seconds are junior lien loans where the borrower has a senior lien loan that is either delinquent or has been modified. Such loans are considered to pose a higher risk of default than junior lien loans for which the senior lien is neither delinquent nor modified. At March 31, 2016, the Firm estimated that its home equity portfolio contained approximately $1.3 billion of current junior lien loans that were considered high risk seconds, compared with $1.4 billion at December 31, 2015. The Firm estimates the balance of its total exposure to high-risk seconds on a quarterly basis using internal data and loan level credit bureau data (which typically provides the delinquency status of the senior lien). The Firm considers the increased probability of default associated with these high-risk seconds in estimating the allowance for loan losses and classifies these loans as nonaccrual loans. The estimated balance of these high-risk seconds may vary from quarter to quarter for reasons such as the movement of related senior liens into and out of the 30+ day delinquency bucket. The Firm continues to monitor the risks associated with these loans. For further information, see Note 13.
Residential mortgage: The residential mortgage portfolio predominantly consists of prime-quality credits with a small component of approximately 2% of the residential mortgage portfolio in subprime mortgage loans. These subprime mortgage loans continue to run-off and are performing in line with prior experience. The residential mortgage portfolio, including loans held-for-sale, increased from December 31, 2015 due to retained originations of high-quality prime mortgage loans partially offset by paydowns and the charge-off or liquidation of delinquent loans. Originations for the three months ended March 31, 2016 were primarily prime-quality fixed interest rate loans, and included both jumbo and conforming loans. Both early-stage and late-stage delinquencies showed improvement from December 31, 2015. Nonaccrual loans decreased from December 31, 2015 primarily as a result of loss mitigation activities. Net charge-offs for the three months ended March 31, 2016 remain low, reflecting continued improvement in home prices and delinquencies.

At March 31, 2016, and December 31, 2015, the Firm’s residential mortgage portfolio included $10.8 billion and $11.1 billion, respectively, of mortgage loans insured and/or guaranteed by U.S. government agencies, of which $7.6 billion and $8.4 billion, respectively, were 30 days or more past due (of these past due loans, $5.7 billion and $6.3 billion, respectively, were 90 days or more past due). The Firm monitors its exposure to any potential unrecoverable claim payments for government insured loans and considers this exposure in estimating the allowance for loan losses, where appropriate. The financial impact related to exposure for future claims of government guaranteed loans is not expected to be significant.
At March 31, 2016, and December 31, 2015, the Firm’s residential mortgage portfolio included $17.9 billion and $17.7 billion, respectively, of interest-only loans. These loans have an interest-only payment period generally followed by an adjustable-rate or fixed-rate fully amortizing payment period to maturity and are typically originated as higher-balance loans to higher-income borrowers. To date, losses on this portfolio generally have been consistent with the broader prime mortgage portfolio and the Firm’s expectations. The Firm continues to monitor the risks associated with these loans.
Auto: Auto loans increased compared with December 31, 2015, as new originations outpaced paydowns and payoffs. Nonaccrual loans decreased compared with December 31, 2015. Net charge-offs for the three months ended March 31, 2016 increased compared with the same period of the prior year as a result of higher loan balances and a moderate increase in loss severity. The auto loan portfolio predominantly consists of prime-quality credits.
Business banking: Business banking loans increased compared with December 31, 2015 due to growth in loan originations. Nonaccrual loans increased compared with December 31, 2015. Net charge-offs for the three months ended March 31, 2016 decreased from prior year due to continued discipline in credit underwriting.
Student and other: Student and other loans decreased from December 31, 2015, due primarily to the run-off of the student loan portfolio as the Firm ceased originations of student loans during the fourth quarter of 2013. Nonaccrual loans and net charge-offs also declined as a result of the run-off the student loan portfolio.

Purchased credit-impaired loans: PCI loans decreased as the portfolio continues to run off.
As of March 31, 2016, approximately 13% of the option ARM PCI loans were delinquent and approximately 65% of the portfolio has been modified into fixed-rate, fully amortizing loans. Substantially all of the remaining loans are making amortizing payments, although such payments are not necessarily fully amortizing. This latter group of loans is subject to the risk of payment shock due to future payment recast. Default rates generally increase on option ARM loans when payment recast results in a payment increase. The expected increase in default rates is considered in the Firm’s quarterly impairment assessment.
The following table provides a summary of lifetime principal loss estimates included in either the nonaccretable difference or the allowance for loan losses.

Summary of PCI loans lifetime principal loss estimates
	Lifetime loss estimates(a)		LTD liquidation losses(b)
(in billions)	Mar 31, 2016	Dec 31, 2015	Mar 31, 2016	Dec 31, 2015
Home equity	$14.6	$14.5	$12.7	$12.7
Prime mortgage	4.0	4.0	3.7	3.7
Subprime mortgage	3.2	3.3	3.0	3.0
Option ARMs	10.1	10.0	9.6	9.5
Total	$31.9	$31.8	$29.0	$28.9

(a)
Includes the original nonaccretable difference established in purchase accounting of $30.5 billion for principal losses plus additional principal losses recognized subsequent to acquisition through the provision and allowance for loan losses. The remaining nonaccretable difference for principal losses was $1.4 billion and $1.5 billion at March 31, 2016, and December 31, 2015, respectively.

(b)	Life-to-date (“LTD”) liquidation losses represent both realization of loss upon loan resolution and any principal forgiven upon modification.
Current estimated LTVs of residential real estate loans
The current estimated average loan-to-value (“LTV”) ratio for residential real estate loans retained, excluding mortgage loans insured by U.S. government agencies and PCI loans, was 58% at March 31, 2016, compared with 59% at December 31, 2015. The current estimated average LTV ratio for residential real estate PCI loans, based on the unpaid principal balances, was 67% at March 31, 2016, compared with 69% at December 31, 2015.
Average LTV ratios have declined consistent with recent improvements in home prices. For further information on current estimated LTVs on residential real estate loans, see Note 13.

Geographic composition of residential real estate loans
For information on the geographic composition of the Firm’s residential real estate loans, see Note 13.
Loan modification activities – residential real estate loans
The performance of modified loans generally differs by product type due to differences in both the credit quality and the types of modifications provided. The performance of modifications completed under both the U.S. Government’s Home Affordable Modification Program (“HAMP”) and the Firm’s proprietary modification programs (primarily the Firm’s modification program that was modeled after HAMP), as measured through cumulative redefault rates, was not materially different from December 31, 2015. For further information on the Firm’s cumulative redefault rates see Consumer Credit Portfolio on pages 115-121 of JPMorgan Chase’s 2015 Annual Report.
Certain loans that were modified under HAMP and the Firm’s proprietary modification programs have interest rate reset provisions (“step-rate modifications”). Interest rates on these loans generally began to increase beginning in 2014 by 1% per year, and continue to do so, until the rate reaches a specified cap, typically at a prevailing market interest rate for a fixed-rate loan as of the modification date. The carrying value of non-PCI loans modified in step-rate modifications was $4 billion at March 31, 2016. The unpaid principal balance of PCI loans modified in step-rate modifications was $10 billion at March 31, 2016. The Firm continues to monitor this risk exposure and the impact of these potential interest rate increases is considered in the Firm’s allowance for loan losses.

The following table presents information as of March 31, 2016, and December 31, 2015, relating to modified retained residential real estate loans for which concessions have been granted to borrowers experiencing financial difficulty. For further information on modifications for the three months ended March 31, 2016 and 2015, see
Note 13.

Modified residential real estate loans
	March 31, 2016		December 31, 2015
(in millions)	Retained loans	Non-accrual retained loans(d)	Retained loans	Non-accrual retained loans(d)
Modified residential real estate loans, excluding PCI loans(a)(b)
Home equity	$2,362	1,211	$2,358	1,220
Residential mortgage	6,530	1,883	6,690	1,957
Total modified residential real estate loans, excluding PCI loans	$8,892	$3,094	$9,048	$3,177
Modified PCI loans(c)
Home equity	$2,523	NA	$2,526	NA
Prime mortgage	5,546	NA	5,686	NA
Subprime mortgage	3,156	NA	3,242	NA
Option ARMs	10,164	NA	10,427	NA
Total modified PCI loans	$21,389	NA	$21,881	NA

(a)	Amounts represent the carrying value of modified residential real estate loans.

(b)
At both March 31, 2016, and December 31, 2015, $3.8 billion of loans modified subsequent to repurchase from Ginnie Mae in accordance with the standards of the appropriate government agency (i.e., FHA, VA, RHS) are not included in the table above. When such loans perform subsequent to modification in accordance with Ginnie Mae guidelines, they are generally sold back into Ginnie Mae loan pools. Modified loans that do not re-perform become subject to foreclosure. For additional information about sales of loans in securitization transactions with Ginnie Mae, see Note 15.

(c)	Amounts represent the unpaid principal balance of modified PCI loans.

(d)
As of both March 31, 2016, and December 31, 2015, nonaccrual loans included $2.5 billion of troubled debt restructurings (“TDRs”) for which the borrowers were less than 90 days past due. For additional information about loans modified in a TDR that are on nonaccrual status, see Note 13.

Nonperforming assets
The following table presents information as of March 31, 2016, and December 31, 2015, about consumer, excluding credit card, nonperforming assets.

Nonperforming assets(a)
(in millions)	March 31, 2016	December 31, 2015
Nonaccrual loans(b)
Residential real estate	$4,637	$4,792
Other consumer	588	621
Total nonaccrual loans	5,225	5,413
Assets acquired in loan satisfactions
Real estate owned	260	277
Other	47	48
Total assets acquired in loan satisfactions	307	325
Total nonperforming assets	$5,532	$5,738

(a)
At March 31, 2016, and December 31, 2015, nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $5.7 billion and $6.3 billion, respectively, that are 90 or more days past due; (2) student loans insured by U.S. government agencies under the FFELP of $269 million and $290 million, respectively, that are 90 or more days past due; and (3) real estate owned insured by U.S. government agencies of $360 million and $343 million, respectively. These amounts have been excluded based upon the government guarantee.

(b)
Excludes PCI loans which are accounted for on a pool basis. Since each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, the past-due status of the pools, or that of individual loans within the pools, is not meaningful. Because the Firm is recognizing interest income on each pool of loans, they are all considered to be performing.

Nonaccrual loans in the residential real estate portfolio decreased to $4.6 billion at March 31, 2016 from $4.8 billion at December 31, 2015, of which 30% and 31% were greater than 150 days past due respectively. In the aggregate, the unpaid principal balance of residential real estate loans greater than 150 days past due was charged down by approximately 43% and 44% to the estimated net realizable value of the collateral at March 31, 2016, and December 31, 2015, respectively.
Active and suspended foreclosure: For information on loans that were in the process of active or suspended foreclosure, see Note 13.
Nonaccrual loans: The following table presents changes in consumer, excluding credit card, nonaccrual loans for the three months ended March 31, 2016 and 2015.

Nonaccrual loans
Three months ended March 31,
(in millions)	2016	2015
Beginning balance	$5,413	$6,509
Additions	903	980
Reductions:
Principal payments and other(a)	342	442
Charge-offs	195	211
Returned to performing status	442	450
Foreclosures and other liquidations	112	145
Total reductions	1,091	1,248
Net additions/(reductions)	(188)	(268)
Ending balance	$5,225	$6,241

(a)	Other reductions includes loan sales.

Credit Card
Total credit card loans decreased from December 31, 2015 due to seasonality. The March 31, 2016 30+ day delinquency rate increased to 1.45% from 1.43% at December 31, 2015, but remains near record lows. For both the three months ended March 31, 2016 and 2015, the net charge-off rate was 2.62%. The credit card portfolio continues to reflect a well-seasoned, largely rewards-based portfolio that has good U.S. geographic diversification. For information on the geographic composition of the Firm’s credit card loans, see Note 13.
Modifications of credit card loans
At March 31, 2016, and December 31, 2015, the Firm had $1.4 billion and $1.5 billion, respectively, of credit card loans outstanding that have been modified in TDRs. These balances included both credit card loans with modified payment terms and credit card loans that reverted back to their pre-modification payment terms because the cardholder did not comply with the modified payment terms. The decrease in modified credit card loans outstanding from December 31, 2015, was attributable to a reduction in new modifications as well as ongoing payments and charge-offs on previously modified credit card loans.
Consistent with the Firm’s policy, all credit card loans typically remain on accrual status until charged-off. However, the Firm establishes an allowance, which is offset against loans and charged to interest income, for the estimated uncollectible portion of accrued interest and fee income.
For additional information about loan modification
programs to borrowers, see Note 13.

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
The wholesale credit portfolio, excluding the Oil & Gas and Natural Gas Pipelines portfolios, and Metals & Mining portfolio, continued to be generally stable for the three months ended March 31, 2016, characterized by low levels of criticized exposure, nonaccrual loans and charge-offs. See industry discussion on pages 40–42 for further information. Growth in loans retained was driven by increased client activity, notably in commercial real estate. Discipline in underwriting across all areas of lending continues to remain a key point of focus. The wholesale portfolio is actively managed, in part by conducting ongoing, in-depth reviews of client credit quality and transaction structure, inclusive of collateral where applicable; and of industry, product and client concentrations.

Wholesale credit portfolio
	Credit exposure		Nonperforming(c)
(in millions)	Mar 31, 2016	Dec 31, 2015	Mar 31, 2016	Dec 31, 2015
Loans retained	$364,312	$357,050	$2,203	$988
Loans held-for-sale	796	1,104	—	3
Loans at fair value	1,923	2,861	7	25
Loans – reported	367,031	361,015	2,210	1,016
Derivative receivables	70,209	59,677	212	204
Receivables from customers and other(a)	16,167	13,372	—	—
Total wholesale credit-related assets	453,407	434,064	2,422	1,220
Lending-related commitments	367,466	366,399	722	193
Total wholesale credit exposure	$820,873	$800,463	$3,144	$1,413
Credit derivatives used in credit portfolio management activities(b)	$(23,849)	$(20,681)	$(40)	$(9)
Liquid securities and other cash collateral held against derivatives	(19,528)	(16,580)	NA	NA

(a)
Receivables from customers and other include $16.1 billion and $13.3 billion of margin loans at March 31, 2016, and December 31, 2015, respectively, to prime and retail brokerage customers; these are classified in accrued interest and accounts receivable on the Consolidated balance sheets.

(b)
Represents the net notional amount of protection purchased and sold through credit derivatives used to manage both performing and nonperforming wholesale credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. For additional information, see Credit derivatives on page 44, and Note 5.

(c)	Excludes assets acquired in loan satisfactions.

The following tables present the maturity and ratings profiles of the wholesale credit portfolio as of March 31, 2016, and December 31, 2015. The ratings scale is based on the Firm’s internal risk ratings, which generally correspond to the ratings as defined by S&P and Moody’s. For additional information on wholesale loan portfolio risk ratings, see Note 14 of JPMorgan Chase’s 2015 Annual Report.

Wholesale credit exposure – maturity and ratings profile
	Maturity profile(e)				Ratings profile
March 31, 2016	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
(in millions, except ratios)					AAA/Aaa to BBB-/Baa3	BB+/Ba1 & below
Loans retained	$112,671	$159,501	$92,140	$364,312	$269,693	$94,619	$364,312	74%
Derivative receivables				70,209			70,209
Less: Liquid securities and other cash collateral held against derivatives				(19,528)			(19,528)
Total derivative receivables, net of all collateral	13,961	12,228	24,492	50,681	41,944	8,737	50,681	83
Lending-related commitments	104,953	251,818	10,695	367,466	270,600	96,866	367,466	74
Subtotal	231,585	423,547	127,327	782,459	582,237	200,222	782,459	74
Loans held-for-sale and loans at fair value(a)				2,719			2,719
Receivables from customers and other				16,167			16,167
Total exposure – net of liquid securities and other cash collateral held against derivatives				$801,345			$801,345
Credit derivatives used in credit portfolio management activities by reference entity ratings profile(b)(c)(d)	$(2,411)	$(11,515)	$(9,923)	$(23,849)	$(20,252)	$(3,597)	$(23,849)	85%

	Maturity profile(e)				Ratings profile
December 31, 2015	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
(in millions, except ratios)					AAA/Aaa to BBB-/Baa3	BB+/Ba1 & below
Loans retained	$110,348	$155,902	$90,800	$357,050	$267,736	$89,314	$357,050	75%
Derivative receivables				59,677			59,677
Less: Liquid securities and other cash collateral held against derivatives				(16,580)			(16,580)
Total derivative receivables, net of all collateral	11,399	12,836	18,862	43,097	34,773	8,324	43,097	81
Lending-related commitments	105,514	251,042	9,843	366,399	267,922	98,477	366,399	73
Subtotal	227,261	419,780	119,505	766,546	570,431	196,115	766,546	74
Loans held-for-sale and loans at fair value(a)				3,965			3,965
Receivables from customers and other				13,372			13,372
Total exposure – net of liquid securities and other cash collateral held against derivatives				$783,883			$783,883
Credit derivatives used in credit portfolio management activities by reference entity ratings profile(b)(c)(d)	$(808)	$(14,427)	$(5,446)	$(20,681)	$(17,754)	$(2,927)	$(20,681)	86%

(a)	Represents loans held-for-sale, primarily related to syndicated loans and loans transferred from the retained portfolio, and loans at fair value.

(b)	These derivatives do not qualify for hedge accounting under U.S. GAAP.

(c)	The notional amounts are presented on a net basis by underlying reference entity and the ratings profile shown is based on the ratings of the reference entity on which protection has been purchased.

(d)
Predominantly all of the credit derivatives entered into by the Firm where it has purchased protection, including Credit derivatives used in credit portfolio management activities, are executed with investment-grade counterparties.

(e)
The maturity profile of retained loans, lending-related commitments and derivative receivables is based on the remaining contractual maturity. Derivative contracts that are in a receivable position at March 31, 2016, may become payable prior to maturity based on their cash flow profile or changes in market conditions.

Wholesale credit exposure – industry exposures
The Firm focuses on the management and diversification of its industry exposures, paying particular attention to industries with actual or potential credit concerns. Exposures deemed criticized align with the U.S. banking regulators’ definition of criticized exposures, which consist of the special mention, substandard and doubtful categories. The total criticized component of the portfolio, excluding loans held-for-sale and loans at fair value, was $21.2 billion at March 31, 2016, compared with $14.6 billion at December 31, 2015, driven by downgrades, including within the Oil & Gas and Natural Gas Pipelines portfolios, and in the Metals & Mining portfolio.

Below are summaries of the Firm’s exposures as of March 31, 2016, and December 31, 2015. For additional information on industry concentrations, see Note 5 of JPMorgan Chase’s 2015 Annual Report.

Wholesale credit exposure – industries(a)						Selected metrics
						30 days or more past due and accruing loans	Net charge-offs/ (recoveries)	Credit derivative hedges(f)	Liquid securities and other cash collateral held against derivative receivables
			Noninvestment-grade
As of or for the three months ended	Credit exposure(e)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
March 31, 2016
(in millions)
Real Estate	$120,545	$91,291	$27,650	$1,351	$253	$168	$(2)	$(145)	$(114)
Consumer & Retail	84,131	53,216	28,489	2,200	226	57	8	(767)	(36)
Technology, Media & Telecommunications	59,516	30,346	27,860	1,304	6	10	2	(961)	(55)
Industrials	55,028	36,647	17,130	1,162	89	54	—	(797)	(19)
Healthcare	46,658	38,903	7,165	543	47	190	(1)	(265)	(320)
Banks & Finance Cos	42,811	34,858	7,316	627	10	13	(1)	(1,332)	(6,347)
Oil & Gas	40,724	19,146	11,836	8,033	1,709	3	46	(874)	(24)
Utilities	35,954	29,580	5,834	401	139	—	—	(278)	(272)
State & Municipal Govt(b)	29,374	28,609	696	6	63	1	—	(147)	(124)
Asset Managers	26,018	22,102	3,895	21	—	8	—	(5)	(4,860)
Central Govt	22,938	22,570	343	24	1	2	—	(10,209)	(3,335)
Transportation	18,697	12,964	5,534	199	—	44	—	(137)	(248)
Chemicals/Plastics	15,992	11,903	3,841	217	31	—	—	(125)	—
Automotive	14,245	9,199	4,831	214	1	19	—	(502)	(1)
Metals & Mining	13,648	5,025	6,924	1,477	222	4	1	(473)	(3)
Insurance	12,203	10,408	1,627	62	106	35	—	(306)	(1,554)
Financial Markets Infrastructure	8,909	7,965	944	—	—	—	—	—	(172)
Securities Firms	4,730	1,517	3,201	12	—	—	—	(118)	(566)
All other(c)	149,866	132,993	16,460	179	234	1,096	7	(6,408)	(1,478)
Subtotal	$801,987	$599,242	$181,576	$18,032	$3,137	$1,704	$60	$(23,849)	$(19,528)
Loans held-for-sale and loans at fair value	2,719
Receivables from customers and interests in purchased receivables	16,167
Total(d)	$820,873

						Selected metrics
						30 days or more past due and accruing loans	Net charge-offs/ (recoveries)	Credit derivative hedges(f)	Liquid securities and other cash collateral held against derivative receivables
			Noninvestment-grade
As of or for the year ended	Credit exposure(e)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
December 31, 2015
(in millions)
Real Estate	$116,857	$88,076	$27,087	$1,463	$231	$208	$(14)	$(54)	$(47)
Consumer & Retail	85,460	53,647	29,659	1,947	207	18	13	(288)	(94)
Technology, Media & Telecommunications	57,382	29,205	26,925	1,208	44	5	(1)	(806)	(21)
Industrials	54,386	36,519	16,663	1,164	40	59	8	(386)	(39)
Healthcare	46,053	37,858	7,755	394	46	129	(7)	(24)	(245)
Banks & Finance Cos	43,398	35,071	7,654	610	63	17	(5)	(974)	(5,509)
Oil & Gas	42,077	24,379	13,158	4,263	277	22	13	(530)	(37)
Utilities	30,853	24,983	5,655	168	47	3	—	(190)	(289)
State & Municipal Govt(b)	29,114	28,307	745	7	55	55	(8)	(146)	(81)
Asset Managers	23,815	20,214	3,570	31	—	18	—	(6)	(4,453)
Central Govt	17,968	17,871	97	—	—	7	—	(9,359)	(2,393)
Transportation	19,227	13,258	5,801	167	1	15	3	(51)	(243)
Chemicals/Plastics	15,232	10,910	4,017	274	31	9	—	(17)	—
Automotive	13,864	9,182	4,580	101	1	4	(2)	(487)	(1)
Metals & Mining	14,049	6,522	6,434	1,008	85	1	—	(449)	(4)
Insurance	11,889	9,812	1,958	26	93	23	—	(157)	(1,410)
Financial Markets Infrastructure	7,973	7,304	669	—	—	—	—	—	(167)
Securities Firms	4,412	1,505	2,907	—	—	3	—	(102)	(256)
All other(c)	149,117	130,488	18,095	370	164	1,015	10	(6,655)	(1,291)
Subtotal	$783,126	$585,111	$183,429	$13,201	$1,385	$1,611	$10	$(20,681)	$(16,580)
Loans held-for-sale and loans at fair value	3,965
Receivables from customers and interests in purchased receivables	13,372
Total(d)	$800,463

(a)
The industry rankings presented in the table as of December 31, 2015, are based on the industry rankings of the corresponding exposures at March 31, 2016, not actual rankings of such exposures at December 31, 2015.

(b)
In addition to the credit risk exposure to states and municipal governments (both U.S. and non-U.S.) at March 31, 2016, and December 31, 2015, noted above, the Firm held: $8.1 billion and $7.6 billion, respectively, of trading securities; $33.4 billion and $33.6 billion, respectively, of available-for-sale (“AFS”) securities; and $12.8 billion of held-to-maturity (“HTM”) securities, issued by U.S. state and municipal governments. For further information, see Note 5 and Note 11.

(c)
All other includes: individuals; SPEs; holding companies; and private education and civic organizations, representing approximately 53%, 37%, 6% and 4%, respectively, at March 31, 2016, and 54%, 37%, 5% and 4% respectively, at December 31, 2015..

(d)	Excludes cash placed with banks of $369.1 billion and $351.0 billion, at March 31, 2016, and December 31, 2015, respectively, placed with various central banks, predominantly Federal Reserve Banks.

(e)
Credit exposure is net of risk participations and excludes the benefit of Credit derivatives used in credit portfolio management activities held against derivative receivables or loans and Liquid securities and other cash collateral held against derivative receivables.

(f)
Represents the net notional amounts of protection purchased and sold through credit derivatives used to manage the credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. The All other category includes purchased credit protection on certain credit indices.

Presented below is a discussion of certain industries to which the Firm has significant exposures and which present actual or potential credit concerns.
Oil & Gas and Natural Gas Pipelines

The following table presents Oil & Gas and Natural Gas Pipeline exposures as of March 31, 2016, and December 31, 2015.

	March 31, 2016
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment-grade	% Drawn
Exploration & Production (“E&P”) and Oilfield Services(a)	$22,436	$414	$22,850	27%	41%
Other Oil & Gas(b)	16,892	982	17,874	73	27
Total Oil & Gas	39,328	1,396	40,724	47	35
Natural Gas Pipelines(c)	6,952	191	7,143	73	17
Total Oil & Gas and Natural Gas Pipelines	$46,280	$1,587	$47,867	51	32

	December 31, 2015
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment- grade	% Drawn
E&P and Oilfield Services(a)	$23,055	$400	$23,455	44%	36%
Other Oil & Gas(b)	17,120	1,502	18,622	76	27
Total Oil & Gas	40,175	1,902	42,077	58	32
Natural Gas Pipelines(c)	4,093	158	4,251	64	21
Total Oil & Gas and Natural Gas Pipelines	$44,268	$2,060	$46,328	59	31

(a)	Noninvestment-grade exposure to E&P and Oilfield Services is largely secured.

(b)	Other Oil & Gas includes Integrated Oil & Gas companies, Midstream/Oil Pipeline companies and refineries.

(c)	Natural Gas Pipelines is reported within the Utilities industry.
Exposure to the Oil & Gas and Natural Gas Pipelines industries was approximately 5.8% of the Firm’s total wholesale exposure as of March 31, 2016 and December 31, 2015. Exposure to these industries increased by $1.5 billion during the three months ended March 31, 2016 to $47.9 billion; of the $47.9 billion, $15.3 billion was drawn. As of March 31, 2016, approximately $24.4 billion of the exposure was investment grade, of which $4.6 billion was drawn, and approximately $23.5 billion of the exposure was noninvestment grade, of which $10.7 billion was drawn; 21% of the exposure to the Oil & Gas and Natural Gas Pipelines industries was criticized. Secured lending, of which approximately half is reserve-based lending to the Exploration & Production sub-sector of the Oil & Gas industry, was $14.2 billion as of March 31, 2016; 45% of the secured lending exposure was drawn. Exposure to commercial real estate, which is reported within the Real Estate industry, in certain areas of Texas, California and Colorado, that are deemed sensitive to the Oil & Gas industry, was approximately $4 billion as of March 31, 2016. The Firm continues to actively monitor and manage its exposure to the Oil & Gas industry in light of market conditions, and is also actively monitoring potential contagion effects on other related or dependent industries and geographies.
Metals & Mining: Exposure to the Metals & Mining industry was approximately 1.7% and 1.8% of the Firm’s total wholesale exposure as of March 31, 2016, and December 31, 2015, respectively. Exposure to the Metals & Mining industry decreased by $401 million during the three months ended March 31, 2016 to $13.6 billion, of which $4.9 billion was drawn. The portfolio largely consisted of exposure in North America, and was concentrated in the Steel and Diversified Mining sub-sectors. Approximately 37% and 46% of the exposure in the Metals & Mining portfolio was investment-grade as of March 31, 2016, and December 31, 2015, respectively.
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

The following table presents the change in the nonaccrual loan portfolio for the three months ended March 31, 2016 and 2015.

Wholesale nonaccrual loan activity(a)
Three months ended March 31,
(in millions)	2016	2015
Beginning balance	$1,016	$624
Additions	1,412	418
Reductions:
Paydowns and other	104	162
Gross charge-offs	69	28
Returned to performing status	21	132
Sales	24	—
Total reductions	218	322
Net changes	1,194	96
Ending balance	$2,210	$720

(a)
Loans are placed on nonaccrual status when management believes full payment of principal and interest is not expected, regardless of delinquency status, or when principal and interest have been in default for a period of 90 days or more unless the loan is both well-secured and in the process of collection.

The following table presents net charge-offs/recoveries, which are defined as gross charge-offs less recoveries, for the three months ended March 31, 2016 and 2015. The amounts in the table below do not include gains or losses from sales of nonaccrual loans.

Wholesale net charge-offs/(recoveries)
(in millions, except ratios)	Three months ended March 31,
	2016	2015
Loans – reported
Average loans retained	$360,306	$327,895
Gross charge-offs	69	29
Gross recoveries	(9)	(30)
Net charge-offs/(recoveries)	60	(1)
Net charge-off/(recovery) rate	0.07%	—%
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
In the Firm’s view, the total contractual amount of these wholesale lending-related commitments is not representative of the Firm’s likely actual future credit exposure or funding requirements. In determining the amount of credit risk exposure the Firm has to wholesale lending-related commitments, which is used as the basis for allocating credit risk capital to these commitments, the Firm has established a “loan-equivalent” amount for each commitment; this amount represents the portion of the unused commitment or other contingent exposure that is expected, based on average portfolio historical experience, to become drawn upon in an event of a default by an obligor. The loan-equivalent amount of the Firm’s wholesale lending-related commitments was $215.7 billion and $212.4 billion as of March 31, 2016, and December 31, 2015, respectively.
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

The following table summarizes the net derivative receivables for the periods presented.

Derivative receivables
(in millions)	Derivative receivables
	March 31, 2016	December 31, 2015
Interest rate	$35,610	$26,363
Credit derivatives	1,094	1,423
Foreign exchange	18,932	17,177
Equity	6,265	5,529
Commodity	8,308	9,185
Total, net of cash collateral	70,209	59,677
Liquid securities and other cash collateral held against derivative receivables(a)	(19,528)	(16,580)
Total, net of collateral	$50,681	$43,097

(a)	Includes collateral related to derivative instruments where an appropriate legal opinion has not been either sought or obtained.
Derivative receivables reported on the Consolidated balance sheets were $70.2 billion and $59.7 billion at March 31, 2016, and December 31, 2015, respectively. These amounts represent the fair value of the derivative contracts after giving effect to legally enforceable master netting agreements and cash collateral held by the Firm. However, in management’s view, the appropriate measure of current credit risk should also take into consideration additional liquid securities (primarily U.S. government and agency securities and other group of seven nations (“G7”) government bonds) and other cash collateral held by the Firm aggregating $19.5 billion and $16.6 billion at March 31, 2016, and December 31, 2015, respectively, that may be used as security when the fair value of the client’s exposure is in the Firm’s favor. The increase in derivative receivables was predominantly related to client-driven market-making activities in CIB, which resulted in higher interest rate and foreign exchange derivative receivables, driven by market movements.
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

Ratings profile of derivative receivables
Rating equivalent	March 31, 2016		December 31, 2015
(in millions, except ratios)	Exposure net of collateral	% of exposure net of collateral	Exposure net of collateral	% of exposure net of collateral
AAA/Aaa to AA-/Aa3	$13,312	26%	$10,371	24%
A+/A1 to A-/A3	12,137	24	10,595	25
BBB+/Baa1 to BBB-/Baa3	16,495	33	13,807	32
BB+/Ba1 to B-/B3	7,987	16	7,500	17
CCC+/Caa1 and below	750	1	824	2
Total	$50,681	100%	$43,097	100%

As previously noted, the Firm uses collateral agreements to mitigate counterparty credit risk. The percentage of the Firm’s derivatives transactions subject to collateral agreements — excluding foreign exchange spot trades, which are not typically covered by collateral agreements due to their short maturity — was 87% for both March 31, 2016, and December 31, 2015, respectively.
Credit derivatives
The Firm uses credit derivatives for two primary purposes: first, in its capacity as a market-maker, and second, as an end-user, to manage the Firm’s own credit risk associated with various exposures. For a detailed description of credit derivatives, see Credit derivatives in Note 5 of this Form
10-Q, and Note 6 of JPMorgan Chase’s 2015 Annual Report.

Credit portfolio management activities
Included in the Firm’s end-user activities are credit derivatives used to mitigate the credit risk associated with traditional lending activities (loans and unfunded commitments) and derivatives counterparty exposure in the Firm’s wholesale businesses (collectively, “credit portfolio management” activities). Information on credit portfolio management activities is provided in the table below. For further information on derivatives used in credit portfolio management activities, see Credit derivatives in Note 5 of this Form 10-Q, and Note 6 of JPMorgan Chase’s 2015 Annual Report.

Credit derivatives used in credit portfolio management activities
	Notional amount of protection purchased and sold (a)
(in millions)	March 31, 2016	December 31, 2015
Credit derivatives used to manage:
Loans and lending-related commitments	$2,388	$2,289
Derivative receivables	21,461	18,392
Credit portfolio management derivatives notional, net	$23,849	$20,681

(a)	Amounts are presented net, considering the Firm’s net protection purchased or sold with respect to each underlying reference entity or index.

ALLOWANCE FOR CREDIT LOSSES
JPMorgan Chase’s allowance for loan losses covers both the consumer (primarily scored) portfolio and wholesale (risk-rated) portfolio. The allowance represents management’s estimate of probable credit losses inherent in the Firm’s loan portfolio. Management also determines an allowance for wholesale and certain consumer lending-related commitments.
For a further discussion of the components of the allowance for credit losses and related management judgments, see Critical Accounting Estimates Used by the Firm on pages 66–67 and Note 14 of this Form 10-Q, and Critical Accounting Estimates Used by the Firm on pages 165–169 and Note 15 of JPMorgan Chase’s 2015 Annual Report.
At least quarterly, the allowance for credit losses is reviewed by the Chief Risk Officer, the Chief Financial Officer and the Controller of the Firm, and discussed with the Board of Directors’ Risk Policy Committee (“DRPC”) and the Audit Committee of the Board of Directors. As of March 31, 2016, JPMorgan Chase deemed the allowance for credit losses to be appropriate and sufficient to absorb probable credit losses inherent in the portfolio.
The consumer allowance for loan losses was relatively unchanged from December 31, 2015, reflecting stable credit quality trends and for the consumer, excluding credit card allowance, improved credit quality of the loan portfolio, primarily driven by originations of high-quality mortgages and the run-off of lower-quality legacy portfolios. For additional information about delinquencies and nonaccrual loans in the consumer, excluding credit card, loan portfolio, see Consumer Credit Portfolio on pages 32–37 and Note 13.
The wholesale allowance for credit losses increased from December 31, 2015, primarily driven by downgrades in the Oil & Gas and Natural Gas Pipelines portfolios, and in the Metals & Mining portfolio. Excluding these portfolios, the wholesale portfolio continued to experience generally stable credit quality trends and low charge-off rates.

Summary of changes in the allowance for credit losses
	2016				2015
Three months ended March 31,	Consumer, excluding credit card	Credit card	Wholesale	Total	Consumer, excluding credit card	Credit card	Wholesale	Total
(in millions, except ratios)
Allowance for loan losses
Beginning balance at January 1,	$5,806	$3,434	$4,315	$13,555	$7,050	$3,439	$3,696	$14,185
Gross charge-offs	365	923	69	1,357	440	883	29	1,352
Gross recoveries	(145)	(93)	(9)	(247)	(176)	(94)	(30)	(300)
Net charge-offs/(recoveries)	220	830	60	1,110	264	789	(1)	1,052
Write-offs of PCI loans(a)	47	—	—	47	55	—	—	55
Provision for loan losses	221	830	545	1,596	141	789	58	988
Other	—	—	—	—	—	(5)	4	(1)
Ending balance at March 31,	$5,760	$3,434	$4,800	$13,994	$6,872	$3,434	$3,759	$14,065
Impairment methodology
Asset-specific(b)	$371	$427	$565	$1,363	$537	$458	$115	$1,110
Formula-based	2,694	3,007	4,235	9,936	3,065	2,976	3,644	9,685
PCI	2,695	—	—	2,695	3,270	—	—	3,270
Total allowance for loan losses	$5,760	$3,434	$4,800	$13,994	$6,872	$3,434	$3,759	$14,065
Allowance for lending-related commitments
Beginning balance at January 1,	$14	$—	$772	$786	$13	$—	$609	$622
Provision for lending-related commitments	—	—	228	228	1	—	(30)	(29)
Ending balance at March 31,	$14	$—	$1,000	$1,014	$14	$—	$579	$593
Impairment methodology
Asset-specific	$—	$—	$192	$192	$—	$—	$55	$55
Formula-based	14	—	808	822	14	—	524	538
Total allowance for lending-related commitments(c)	$14	$—	$1,000	$1,014	$14	$—	$579	$593
Total allowance for credit losses	$5,774	$3,434	$5,800	$15,008	$6,886	$3,434	$4,338	$14,658
Memo:
Retained loans, end of period	$353,871	$126,012	$364,312	$844,195	$304,917	$120,835	$331,219	$756,971
Retained loans, average	348,916	127,227	360,306	836,449	299,789	122,352	327,895	750,036
PCI loans, end of period	39,743	—	4	39,747	45,356	—	4	45,360
Credit ratios
Allowance for loan losses to retained loans	1.63%	2.73%	1.32%	1.66%	2.25%	2.84%	1.13%	1.86%
Allowance for loan losses to retained nonaccrual loans(d)	112	NM	218	190	110	NM	540	203
Allowance for loan losses to retained nonaccrual loans excluding credit card	112	NM	218	143	110	NM	540	154
Net charge-off/(recovery) rates	0.25	2.62	0.07	0.53	0.36	2.62	—	0.57
Credit ratios, excluding residential real estate PCI loans
Allowance for loan losses to retained loans	0.98	2.73	1.32	1.40	1.39	2.84	1.13	1.52
Allowance for loan losses to retained nonaccrual loans(d)	59	NM	218	153	58	NM	540	156
Allowance for loan losses to retained nonaccrual loans excluding credit card	59	NM	218	107	58	NM	540	106
Net charge-off/(recovery) rates	0.29%	2.62%	0.07%	0.56%	0.42%	2.62%	—%	0.61%
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

(c)	The allowance for lending-related commitments is reported in accounts payable and other liabilities on the Consolidated balance sheets.

(d)	The Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.

Provision for credit losses
For the three months ended March 31, 2016, the provision for credit losses was $1.8 billion compared with $959 million in the prior year.
The total consumer provision for credit losses for the three months ended March 31, 2016 increased when compared with the prior year, as the prior year included a reduction in the allowance for loan losses.
The wholesale provision for credit losses for the three months ended March 31, 2016 increased from the prior year reflecting the impact of downgrades in the Oil & Gas and Natural Gas Pipelines portfolios, and in the Metals & Mining portfolio.

	Three months ended March 31,
	Provision for loan losses		Provision for lending-related commitments		Total provision for credit losses
(in millions)	2016	2015	2016	2015	2016	2015
Consumer, excluding credit card	$221	$141	$—	$1	$221	$142
Credit card	830	789	—	—	830	789
Total consumer	1,051	930	—	1	1,051	931
Wholesale	545	58	228	(30)	773	28
Total	$1,596	$988	$228	$(29)	$1,824	$959

MARKET RISK MANAGEMENT
Market risk is the potential for adverse changes in the value of the Firm’s assets and liabilities resulting from changes in market variables such as interest rates, foreign exchange rates, equity prices, commodity prices, implied volatilities or credit spreads. For a discussion of the Firm’s market risk management organization, risk identification and classification, tools used to measure risk, and risk monitoring and control, see Market Risk Management on pages 133–139 of JPMorgan Chase’s 2015 Annual Report.
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

The Firm uses alternative methods to capture and measure those risk parameters that are not otherwise captured in VaR, including economic-value stress testing and nonstatistical measures. For further information, see Market Risk Management on pages 133–139 of the 2015 Annual Report.
The Firm’s VaR model calculations are periodically evaluated and enhanced in response to changes in the composition of the Firm’s portfolios, changes in market conditions, improvements in the Firm’s modeling techniques and other factors. Such changes may also affect historical comparisons of VaR results. For information regarding model reviews and approvals, see Model Risk Management on page 142 of the 2015 Annual Report.
The Firm’s Risk Management VaR is calculated assuming a one-day holding period and an expected tail-loss methodology which approximates a 95% confidence level. For risk management purposes, the Firm believes this methodology provides a stable measure of VaR that closely aligns to the day-to-day risk management decisions made by the lines of business, and provides the necessary and appropriate information to respond to risk events on a daily basis. The Firm calculates separately a daily aggregated VaR in accordance with regulatory rules (“Regulatory VaR”), which is used to derive the Firm’s regulatory VaR-based capital requirements under Basel III. For further information regarding the key differences between Risk Management VaR and Regulatory VaR, see page 135 of the 2015 Annual Report. For additional information on Regulatory VaR and the other components of market risk regulatory capital for the Firm (e.g. VaR-based measure, stressed VaR-based measure and the respective backtesting), see JPMorgan Chase’s Pillar 3 Regulatory Capital Disclosures reports, which are available on the Firm’s website at:
(http://investor.shareholder.com/jpmorganchase/basel.cfm).

The table below shows the results of the Firm’s Risk Management VaR measure using a 95% confidence level.

Total VaR	Three months ended March 31,
	2016						2015						At March 31,
(in millions)	Avg.		Min		Max		Avg.		Min		Max		2016		2015
CIB trading VaR by risk type
Fixed income	$46		$36		$64		$35		$31		$42		$41		$40
Foreign exchange	9		7		14		9		7		12		10		9
Equities	22		14		32		18		14		23		15		19
Commodities and other	9		8		11		8		6		10		9		10
Diversification benefit to CIB trading VaR	(32)	(a)	NM	(b)	NM	(b)	(36)	(a)	NM	(b)	NM	(b)	(35)	(a)	(42)	(a)
CIB trading VaR	54		39		79		34		27		44		40		36
Credit portfolio VaR	12		10		14		18		17		19		12		19
Diversification benefit to CIB VaR	(11)	(a)	NM	(b)	NM	(b)	(9)	(a)	NM	(b)	NM	(b)	(12)	(a)	(9)	(a)
CIB VaR	55		39		81		43		34		53		40		46

Mortgage Banking VaR	4		3		6		4		2		5		5		4
Treasury and CIO VaR	7		5		8		3		3		4		8		4
Asset Management VaR	3		3		4		3		2		3		4		3
Diversification benefit to other VaR	(4)	(a)	NM	(b)	NM	(b)	(4)	(a)	NM	(b)	NM	(b)	(6)	(a)	(4)	(a)
Other VaR	10		8		11		6		5		7		11		7
Diversification benefit to CIB and other VaR	(11)	(a)	NM	(b)	NM	(b)	(6)	(a)	NM	(b)	NM	(b)	(11)	(a)	(7)	(a)
Total VaR	$54		$40		$78		$43		$34		$54		$40		$46

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

As presented in the table above, average Total VaR increased for the three months ended March 31, 2016 as compared with the prior year period. The increase in the average Total VaR, which peaked during February, was primarily due to higher market volatility, reflected in the historical one-year look-back period, coupled with increased exposures in Fixed Income and Equities within CIB trading VaR. This increase was partially offset by a decrease in Credit Portfolio VaR due to reduced exposures relating to certain idiosyncratic positions.
The Firm continues to enhance the VaR model calculations and time series inputs related to certain asset-backed products.

The Firm’s average total VaR diversification benefit was $11 million, or 20% of the sum, for the three months ended March 31, 2016 compared with $6 million, or 14% of the sum, for the comparable 2015 period.
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

The following chart compares the daily market risk-related gains and losses with the Firm’s Risk Management VaR for the three months ended March 31, 2016. As the chart presents market risk-related gains and losses related to those positions included in the Firm’s Risk Management VaR, the results in the table below differ from the results of back-testing disclosed in the Market Risk section of the Firm’s Basel III Pillar 3 Regulatory Capital Disclosures reports, which are based on Regulatory VaR applied to covered positions. The chart shows that the Firm observed one VaR band break and posted Market-risk related gains on 39 of the 64 days in this period.
Daily Market Risk-Related Gains and Losses
vs. Risk Management VaR (1-day, 95% Confidence level)
Three months ended March 31, 2016

Market Risk-Related Gains and Losses

Risk Management VaR

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
The Firm generates a net interest income baseline, and then
conducts simulations of changes for interest rate-sensitive
assets and liabilities denominated in U.S. dollars and other currencies (“non-U.S. dollar” currencies). Earnings-at-risk scenarios estimate the potential change in this net interest income baseline, excluding CIB’s markets-based activities and MSRs, over the following 12 months utilizing multiple assumptions. These scenarios may consider the impact on exposures as a result of changes in interest rates from baseline rates, as well as the pricing sensitivities of deposits, optionality and changes in product mix. The scenarios include forecasted balance sheet changes, as well as modeled prepayment and reinvestment behavior, but do not include assumptions about actions which could be taken by the Firm in response to any such instantaneous rate changes. Mortgage prepayment assumptions are based on current interest rates compared with underlying contractual rates, the time since origination, and other factors which are updated periodically based on historical experience. The Firm’s earnings-at-risk scenarios are periodically evaluated and enhanced in response to changes in the composition of the Firm’s balance sheet, changes in market conditions, improvements in the Firm’s simulation and other factors.

The Firm’s U.S. dollar sensitivity is presented in the table below. The result of the non-U.S. dollar sensitivity scenario was not material to the Firm’s earnings-at-risk at March 31, 2016.

JPMorgan Chase’s 12-month pretax net interest income sensitivity profiles
(Excludes the impact of CIB’s markets-based activities and MSRs)
(in billions)	Instantaneous change in rates
March 31, 2016	+200bps	+100bps	-100bps		-200bps
U.S. dollar	$5.1	$3.1	NM	(a)	NM	(a)

(a)	Given the current level of market interest rates, downward parallel 100 and 200 basis point earnings-at-risk scenarios are not considered to be meaningful.
The Firm’s benefit to rising rates on U.S. dollar assets and liabilities is largely a result of reinvesting at higher yields and assets re-pricing at a faster pace than deposits. The Firm’s U.S. dollar sensitivity profile at March 31, 2016 was not materially different than at December 31, 2015.
Separately, another U.S. dollar interest rate scenario used by the Firm — involving a steeper yield curve with long-term rates rising by 100 basis points and short-term rates staying at current levels — results in a 12-month pretax benefit to net interest income excluding CIB’s markets-based activities and MSRs of approximately $800 million. The increase in net interest income under this scenario reflects the Firm reinvesting at the higher long-term rates, with funding costs remaining unchanged. The result of the comparable non-U.S. dollar analysis was not material to the Firm.

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
For a discussion of the Firm’s Country Risk Management organization, and country risk identification, measurement, monitoring and control, see pages 140–141 of JPMorgan Chase’s 2015 Annual Report.

The following table presents the Firm’s top 20 exposures by country (excluding the U.S.) as of March 31, 2016. The selection of countries is based solely on the Firm’s largest total exposures by country, based on the Firm’s internal country risk management approach, and does not represent the Firm’s view of any actual or potentially adverse credit conditions. Country exposures may fluctuate from period to period due to normal client activity and market flows.

Top 20 country exposures
	March 31, 2016
(in billions)	Lending(a)	Trading and investing(b)(c)	Other(d)	Total exposure
United Kingdom	$28.9	$20.7	$0.8	$50.4
Japan	24.5	5.4	0.1	30.0
Germany	12.7	15.7	0.3	28.7
France	14.9	13.1	0.1	28.1
Canada	13.6	4.3	0.1	18.0
China	7.4	6.0	1.0	14.4
Switzerland	8.1	—	5.7	13.8
Australia	8.1	5.6	—	13.7
India	5.3	5.7	0.3	11.3
Netherlands	5.0	3.9	1.4	10.3
Brazil	5.1	4.9	—	10.0
Italy	4.2	4.2	—	8.4
Korea	4.5	2.7	0.7	7.9
Hong Kong	1.8	2.4	3.5	7.7
Luxembourg	6.6	0.2	—	6.8
Singapore	2.5	1.3	1.6	5.4
Spain	3.3	0.8	0.2	4.3
Sweden	1.8	1.7	—	3.5
Austria	0.6	2.8	—	3.4
Mexico	2.9	0.3	0.2	3.4

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

OPERATIONAL RISK MANAGEMENT
Operational risk is the risk of loss resulting from inadequate or failed processes or systems, human factors, or due to external events that are neither market- nor credit-related. For a discussion of JPMorgan Chase’s Operational Risk Management, see pages 144–146 of JPMorgan Chase’s 2015 Annual Report.
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

The Firm and several other U.S. financial institutions have experienced increasingly sophisticated attempts from well-resourced unauthorized parties to extract information and/or disrupt banking services. The Firm and its clients are also regularly targeted by unauthorized parties using malicious code and viruses. The cyberattacks experienced to date have not resulted in any material disruption to the Firm’s operations nor have they had a material adverse effect on the Firm’s results of operations. The Firm’s Board of Directors and the Audit Committee are regularly apprised regarding the cybersecurity policies and practices of the Firm as well as the Firm’s efforts regarding significant cybersecurity events.
Cybersecurity threats highlight the need for continued and increased cooperation among businesses and the government, and the Firm continues to work to strengthen its partnerships with the appropriate government and law enforcement agencies and other businesses, including the Firm’s third-party service providers, in order to understand the full spectrum of cybersecurity risks in the environment, enhance defenses and improve resiliency against cybersecurity threats.
The Firm has established, and continues to establish, defenses to mitigate possible future attacks. To enhance its defense capabilities, the Firm has significantly increased its cybersecurity spending over time. The Firm spent approximately $500 million in 2015 and expects to spend more than $600 million in 2016 on these efforts. Planned enhancements include a focus on access controls, vulnerability reduction, early event detection, critical system resiliency and recovery, and third-party risk management.

CAPITAL MANAGEMENT
Capital risk is the risk the Firm has an insufficient level and composition of capital to support the Firm’s business activities and associated risks during both normal economic environments and under stressed conditions. For a discussion on the Firm’s Capital Management see pages 149–158 of JPMorgan Chase’s 2015 Annual Report.
A strong capital position is essential to the Firm’s business strategy and competitive position. Maintaining a strong balance sheet to manage through economic volatility is considered a strategic imperative by the Firm’s Board of Directors, CEO and Operating Committee. The Firm’s capital management strategy focuses on maintaining long-term stability to enable the Firm to build and invest in market-

leading businesses, even in a highly stressed environment. The Firm executes its capital management strategy through the establishment of minimum capital targets and a strong capital governance framework. The Firm’s minimum capital targets are set based on the most binding of three pillars: an internal assessment of the Firm’s capital needs; an estimation of required capital under the Comprehensive Capital Analysis and Review (“CCAR”) and Dodd-Frank Act stress testing (“DFAST”) requirements; and current regulatory minimums. The capital governance framework includes regular monitoring of the Firm’s capital positions, stress testing and defining escalation protocols, both at the Firm and line of business level.

The following tables present the Firm’s Transitional and Fully Phased-In risk-based and leverage-based capital metrics under both the Basel III Standardized and Advanced Approaches. The Firm’s Basel III CET1 ratios exceed the regulatory minimum as of March 31, 2016, and December 31, 2015.

	Transitional			Fully Phased-In
March 31, 2016 (in millions, except ratios)	Standardized	Advanced	Minimum capital ratios(b)	Standardized	Advanced	Minimum capital ratios(c)
Risk-based capital metrics:
CET1 capital	$177,531	$177,531		$176,452	$176,452
Tier 1 capital	202,399	202,399		202,345	202,345
Total capital	236,954	226,190		234,499	223,735
Risk-weighted assets	1,470,741	1,497,870		1,479,492	1,507,146
CET1 capital ratio	12.1%	11.9%	6.25%	11.9%	11.7%	10.5%
Tier 1 capital ratio	13.8	13.5	7.75	13.7	13.4	12.0
Total capital ratio	16.1	15.1	9.75	15.8	14.8	14.0
Leverage-based capital metrics
Adjusted average assets	2,345,926	2,345,926		2,347,342	2,347,342
Tier 1 leverage ratio(a)	8.6%	8.6%	4.0	8.6%	8.6%	4.0
SLR leverage exposure	NA	$3,047,558		NA	$3,048,974
SLR	NA	6.6%	NA	NA	6.6%	5.0	(d)

	Transitional			Fully Phased-In
December 31, 2015 (in millions, except ratios)	Standardized	Advanced	Minimum capital ratios(b)	Standardized	Advanced	Minimum capital ratios(c)
Risk-based capital metrics:
CET1 capital	$175,398	$175,398		$173,189	$173,189
Tier 1 capital	200,482	200,482		199,047	199,047
Total capital	234,413	224,616		229,976	220,179
Risk-weighted assets	1,465,262	1,485,336		1,474,870	1,495,520
CET1 capital ratio	12.0%	11.8%	4.5%	11.7%	11.6%	10.5%
Tier 1 capital ratio	13.7	13.5	6.0	13.5	13.3	12.0
Total capital ratio	16.0	15.1	8.0	15.6	14.7	14.0
Leverage-based capital metrics
Adjusted average assets	2,361,177	2,361,177		2,360,499	2,360,499
Tier 1 leverage ratio(a)	8.5%	8.5%	4.0	8.4%	8.4%	4.0
SLR leverage exposure	NA	$3,079,797		NA	$3,079,119
SLR	NA	6.5	NA	NA	6.5%	5.0	(d)
Note: As of March 31, 2016, and December 31, 2015, the lower of the Standardized or Advanced capital ratios under each of the Transitional and Fully Phased-In approaches in the table above represents the Firm’s Collins Floor.

(a)	The Tier 1 leverage ratio is not a risk-based measure of capital. This ratio is calculated by dividing Tier 1 capital by adjusted average assets.

(b)
Represents the transitional minimum capital ratios applicable to the Firm under Basel III as of March 31, 2016, and December 31, 2015. At March 31, 2016, the CET1 minimum capital ratio includes 0.625% resulting from the phase in of the Firm’s 2.5% capital conservation buffer and 1.125%, resulting from the phase in of the Firm’s estimated 4.5% GSIB surcharge, as of December 31, 2014 published by the Federal Reserve on July 20, 2015.

(c)
Represents the minimum capital ratios applicable to the Firm on a fully phased-in Basel III basis. At March 31, 2016, and December 31, 2015, the ratios include the Firm’s estimate of its Fully Phased-In U.S. GSIB surcharge of 3.5%, based on the final U.S. GSIB rule published by the Federal Reserve on July 20, 2015. The minimum capital ratios will be fully phased-in effective January 1, 2019. For additional information on the GSIB surcharge, see page 56.

(d)	In the case of the SLR, the fully phased-in minimum ratio is effective beginning January 1, 2018.

Basel III overview
Basel III capital rules, for large and internationally active U.S. bank holding companies and banks, including the Firm and its insured depository institution (“IDI”) subsidiaries, revised, among other things, the definition of capital and introduced a new CET1 capital requirement. Basel III presents two comprehensive methodologies for calculating risk-weighted assets (“RWA”). A general (Standardized) approach (“Basel III Standardized”), and an advanced approach (“Basel III Advanced”); and sets out minimum capital ratios and overall capital adequacy standards. Certain of the requirements of Basel III are subject to phase-in periods that began on January 1, 2014 and continue through the end of 2018 (“transitional period”).
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
Basel III also includes a requirement for Advanced Approach banking organizations, including the Firm, to calculate SLR. For additional information on SLR, see page 58.
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
Risk-based capital regulatory minimums
As noted above, the Basel III rules include minimum capital ratio requirements that are subject to phase-in periods through the end of 2018. The capital adequacy of the Firm and its national bank subsidiaries, both during the transitional period and upon full phase-in, is evaluated against the Basel III approach (Standardized or Advanced) which results, for each quarter, in the lower ratio, the Collins Floor.
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

In addition to the 4.5% CET1 capital requirement, when fully phased-in, the Firm will be required to hold a 2.5% capital conservation buffer as well as additional levels of capital in the form of a GSIB surcharge and any countercyclical capital buffer requirement. On July 20, 2015, the Federal Reserve issued a final rule requiring GSIBs to calculate their GSIB surcharge, on an annual basis, under two separately prescribed methods, and to be subject to the higher of the two. The first method (“Method 1”) reflects the GSIB surcharge as prescribed by Basel rules, and is calculated across five criteria: size, cross-jurisdictional activity, interconnectedness, complexity and substitutability. The second method (“Method 2”) modifies the requirements to include a measure of short-term wholesale funding in place of substitutability, and introduces a GSIB score “multiplication factor.”
On July 20, 2015, the date of the last published estimate, the Federal Reserve had estimated the Firm’s GSIB surcharge to be 2.5% under Method 1 and 4.5% under Method 2 as of December 31, 2014. Accordingly, the Firm’s minimum capital ratios applicable in 2016 include 1.125%, resulting from the phase-in of the 4.5% GSIB surcharge estimated at the date. Based upon data as of December 31, 2015, the Firm estimates its fully phased-in GSIB surcharge would be 2.5% of CET1 capital under Method 1 and 3.5% under Method 2. The reduction in the estimated GSIB surcharge to 3.5% is expected to be phased into the Firm’s minimum CET1 capital ratio commencing January 1, 2017.
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
Based on the Firm’s most recent estimate of its GSIB surcharge and the current countercyclical buffer being set at 0%, the Firm estimates its fully phased-in CET1capital requirement would be 10.5% inclusive of a GSIB surcharge of 3.5% and a capital conservation buffer of 2.5%.
As well as meeting the capital ratio requirements of Basel III, the Firm must, in order to be “well-capitalized”, maintain a minimum 6% Tier 1 and 10% Total capital requirement. Each of the Firm’s IDI subsidiaries must maintain a minimum 5% Tier 1 leverage, 6.5% CET1, 8% Tier 1 and 10% Total capital requirement to meet the definition of “well-capitalized” under the Prompt Corrective Action (“PCA”) requirements of the FDIC Improvement Act(“FDICIA”) for IDI subsidiaries. The PCA standards for IDI subsidiaries were effective January 1, 2015.

Capital
A reconciliation of total stockholders’ equity to Basel III Fully Phased-In CET1 capital, Tier 1 capital and Basel III Advanced and Standardized Fully Phased-In Total capital is presented in the table below.
For additional information on the components of regulatory capital, see Note 20.

Capital components
(in millions)	March 31, 2016
Total stockholders’ equity	$250,157
Less: Preferred stock	26,068
Common stockholders’ equity	224,089
Less:
Goodwill	47,310
Other intangible assets	940
Add:
Deferred tax liabilities(a)	3,205
Less: Other CET1 capital adjustments(b)	2,592
Standardized/Advanced CET1 capital	176,452
Preferred stock	26,068
Less:
Other Tier 1 adjustments	175
Standardized/Advanced Tier 1 capital	$202,345
Long-term debt and other instruments qualifying as Tier 2 capital	$17,232
Qualifying allowance for credit losses	15,008
Other	(86)
Standardized Fully Phased-In Tier 2 capital	$32,154
Standardized Fully Phased-in Total capital	$234,499
Adjustment in qualifying allowance for credit losses for Advanced Tier 2 capital	(10,764)
Advanced Fully Phased-In Tier 2 capital	$21,390
Advanced Fully Phased-In Total capital	$223,735

(a)
Represents deferred tax liabilities related to tax-deductible goodwill and to identifiable intangibles created in nontaxable transactions, which are netted against goodwill and other intangibles when calculating TCE.

(b)	Includes the deduction associated with the permissible holdings of covered funds (as defined by the Volcker Rule) acquired after December 31, 2013. The deduction was not material as of March 31, 2016.

The following table presents a reconciliation of the Firm’s Basel III Transitional CET1 capital to the Firm’s estimated Basel III Fully Phased-In CET1 capital as of March 31, 2016.

(in millions)	March 31, 2016
Transitional CET1 capital	$177,531
AOCI phase-in(a)	462
CET1 capital deduction phase-in(b)	(1,138)
Intangibles deduction phase-in(c)	(336)
Other adjustments to CET1 capital(d)	(67)
Fully Phased-In CET1 capital	$176,452

(a)
Includes the remaining balance of accumulated other comprehensive income (“AOCI”) related to AFS debt securities and defined benefit pension and other postretirement employee benefit (“OPEB”) plans that will qualify as Basel III CET1 capital upon full phase-in.

(b)
Predominantly includes regulatory adjustments related to changes in DVA, as well as CET1 deductions for defined benefit pension plan assets and deferred tax assets related to net operating loss and tax credit carryforwards.

(c)	Relates to intangible assets, other than goodwill and MSRs, that are required to be deducted from CET1 capital upon full phase-in.

(d)	Includes minority interest and the Firm’s investments in its own CET1 capital instruments.

Capital rollforward
The following table presents the changes in Basel III Fully Phased-In CET1 capital, Tier 1 capital and Tier 2 capital for the three months ended March 31, 2016.

Three months ended March 31, (in millions)	2016
Standardized/Advanced CET1 capital at December 31, 2015	$173,189
Net income applicable to common equity	5,108
Dividends declared on common stock	(1,644)
Net purchase of treasury stock	(598)
Changes in additional paid-in capital	(718)
Changes related to AOCI	(435)
Adjustment related to DVA(a)	487
Other	1,063
Increase in Standardized/Advanced CET1 capital	3,263
Standardized/Advanced CET1 capital at March 31, 2016	$176,452

Standardized/Advanced Tier 1 capital at December 31, 2015	$199,047
Change in CET1 capital	3,263
Net issuance of noncumulative perpetual preferred stock	—
Other	35
Increase in Standardized/Advanced Tier 1 capital	3,298
Standardized/Advanced Tier 1 capital at March 31, 2016	$202,345

Standardized Tier 2 capital at December 31, 2015	$30,929
Change in long-term debt and other instruments qualifying as Tier 2	553
Change in qualifying allowance for credit losses	666
Other	6
Decrease in Standardized Tier 2 capital	1,225
Standardized Tier 2 capital at March 31, 2016	$32,154
Standardized Total capital at March 31, 2016	$234,499
Advanced Tier 2 capital at December 31, 2015	$21,132
Change in long-term debt and other instruments qualifying as Tier 2	553
Change in qualifying allowance for credit losses	(300)
Other	5
Increase in Advanced Tier 2 capital	258
Advanced Tier 2 capital at March 31, 2016	$21,390
Advanced Total capital at March 31, 2016	$223,735

(a)	Effective January 1, 2016, the adjustment reflects the impact of the adoption of DVA through OCI. For further discussion of the accounting change refer to Note 19.

RWA rollforward
The following table presents changes in the components of RWA under Basel III Standardized and Advanced Fully Phased-In for the three months ended March 31, 2016. The amounts in the rollforward categories are estimates, based on the predominant driver of the change.

	Standardized			Advanced
Three months ended March 31, 2016 (in billions)	Credit risk RWA	Market risk RWA	Total RWA	Credit risk RWA	Market risk RWA	Operational risk RWA	Total RWA
At December 31, 2015	$1,333	$142	$1,475	$954	$142	$400	$1,496
Model & data changes(a)	2	(11)	(9)	4	(11)	—	(7)
Portfolio runoff(b)	(4)	(2)	(6)	(3)	(2)	—	(5)
Movement in portfolio levels(c)	12	7	19	17	6	—	23
Changes in RWA	10	(6)	4	18	(7)	—	11
March 31, 2016	$1,343	$136	$1,479	$972	$135	$400	$1,507

(a)	Model & data changes refer to movements in levels of RWA as a result of revised methodologies and/or treatment per regulatory guidance (exclusive of rule changes).

(b)
Portfolio runoff for credit risk RWA primarily reflects reduced risk from position rolloffs in legacy portfolios in Mortgage Banking (under both the Standardized and Advanced framework); and for market risk RWA reflects reduced risk from position rolloffs in legacy portfolios in the wholesale businesses.

(c)
Movement in portfolio levels for credit risk RWA refers to changes in book size, composition, credit quality, and market movements; and for market risk RWA refers to changes in position and market movements.

Supplementary leverage ratio
For additional information on the SLR, see Capital Management on pages 149–158 of JPMorgan Chase’s 2015 Annual Report.
The following table presents the components of the Firm’s Fully Phased-In SLR as of March 31, 2016.

(in millions, except ratio)	March 31, 2016
Tier 1 Capital	$202,345
Total average assets	2,394,921
Less: amounts deducted from Tier 1 capital	47,579
Total adjusted average assets(a)	2,347,342
Off-balance sheet exposures(b)	701,632
SLR leverage exposure	$3,048,974
SLR	6.6%

(a)
Adjusted average assets, for purposes of calculating the SLR, includes total quarterly average assets adjusted for on-balance sheet assets that are subject to deduction from Tier 1 capital predominantly goodwill and other intangible assets.

(b)	Off-balance sheet exposures are calculated as the average of the three month-end spot balances in the reporting quarter.

As of March 31, 2016, the Firm estimates that JPMorgan Chase Bank, N.A.’s and Chase Bank USA, N.A.’s Fully Phased-In SLRs are approximately 6.7% and 8.5%, respectively.
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

Line of business equity
(in billions)	March 31, 2016	December 31, 2015
Consumer & Community Banking	$51.0	$51.0
Corporate & Investment Bank	64.0	62.0
Commercial Banking	16.0	14.0
Asset Management	9.0	9.0
Corporate	84.1	85.5
Total common stockholders’ equity	$224.1	$221.5
On at least an annual basis, the Firm assesses the level of capital required for each line of business as well as the assumptions and methodologies used to allocate capital. The line of business equity allocations are updated as refinements are implemented. The table below reflects the Firm’s assessed level of capital required for each line of business as of the dates indicated.

Line of business equity	Quarterly average
(in billions)	1Q16	4Q15	1Q15
Consumer & Community Banking	$51.0	$51.0	$51.0
Corporate & Investment Bank	64.0	62.0	62.0
Commercial Banking	16.0	14.0	14.0
Asset Management	9.0	9.0	9.0
Corporate	81.6	83.5	76.4
Total common stockholders’ equity	$221.6	$219.5	$212.4

Planning and stress testing
Comprehensive Capital Analysis and Review
The Federal Reserve requires large bank holding companies, including the Firm, to submit a capital plan on an annual basis. Through the CCAR, the Federal Reserve evaluates each bank holding company (“BHC’s”) capital adequacy and internal capital adequacy assessment processes, as well as its plans to make capital distributions, such as dividend payments or stock repurchases.
On March 11, 2015, the Federal Reserve informed the Firm that it did not object, on either a quantitative or qualitative basis, to the Firm’s 2015 capital plan.
On April 5, 2016, the Firm submitted its 2016 Capital plan to the Federal Reserve under the Federal Reserve’s 2016 CCAR process. The Federal Reserve has indicated that it expects to respond to the capital plan submissions of bank holding companies by June 30, 2016.
Other capital requirements
Minimum Total Loss Absorbing Capacity (“TLAC”)
In November 2015, the Financial Stability Board (“FSB”) finalized the TLAC standard for GSIBs, which establishes the criteria for TLAC eligible debt and capital instruments and defines the minimum requirements for amounts of loss absorbing and recapitalization capacity. This amount and type of debt and capital instruments is intended to effectively absorb losses, as necessary, upon the failure of a GSIB, without imposing such losses on taxpayers of the relevant jurisdiction or causing severe systemic disruptions, and thereby ensuring the continuity of the GSIB’s critical functions. The final standard will require GSIBs to meet a common minimum TLAC requirement beginning January 1, 2019.
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
For additional information on TLAC, see Capital Management on page 156 of JPMorgan Chase’s 2015 Annual Report.

Capital actions
Dividends
The Firm’s common stock dividend policy reflects JPMorgan Chase’s earnings outlook, desired dividend payout ratio, capital objectives, and alternative investment opportunities. Following receipt on March 11, 2015, of the Federal Reserve’s non-objection to the Firm’s 2015 capital plan submitted under CCAR the Firm announced that its Board of Directors had increased the quarterly common stock dividend to $0.44 per share, effective with the dividend paid on July 31, 2015. The Firm’s dividends will be subject to the Board of Directors’ approval at the customary times those dividends are to be declared.
Common equity
On March 17, 2016, the Firm announced that its Board of Directors had authorized the repurchase of up to an additional $1.9 billion of common equity (common stock and warrants) through June 30, 2016 under its current equity repurchase program. This amount is in addition to the $6.4 billion of common equity that was previously authorized for repurchase between April 1, 2015 and June 30, 2016. As of March 31, 2016, the dollar value remaining under the program was $2.9 billion. This authorization includes shares repurchased to offset issuances under the Firm’s equity-based compensation plans.
The following table sets forth the Firm’s repurchases of common equity for the three months ended March 31, 2016 and 2015. There were no warrants repurchased during the three months ended March 31, 2016 and 2015.

	Three months ended March 31,
(in millions)	2016	2015
Total shares of common stock repurchased	29.2	32.5
Aggregate common stock repurchases	$1,696	$1,900
There were 47.4 million warrants outstanding at both March 31, 2016 and December 31, 2015.

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
For additional information regarding repurchases of the Firm’s equity securities, see Part II, Item 5: Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities on page 20 of JPMorgan Chase’s 2015 Form 10-K.
Preferred Stock
Preferred stock dividends declared were $412 million for three months ended March 31, 2016.
For additional information on the Firm’s preferred stock, see Note 22 of JPMorgan Chase’s 2015 Annual Report.

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
JPMorgan Securities and JPMorgan Clearing have elected to compute their minimum net capital requirements in accordance with the “Alternative Net Capital Requirements” of the Net Capital Rule. At March 31, 2016, JPMorgan Securities’ net capital, as defined by the Net Capital Rule, was $12.9 billion, exceeding the minimum requirement by $10.3 billion, and JPMorgan Clearing’s net capital was $7.2 billion, exceeding the minimum requirement by $5.6 billion.
In addition to its minimum net capital requirement, JPMorgan Securities is required to hold tentative net capital in excess of $1.0 billion and is also required to notify the Securities and Exchange Commission (“SEC”) in the event that tentative net capital is less than $5.0 billion, in accordance with the market and credit risk standards of Appendix E of the Net Capital Rule. As of March 31, 2016, JPMorgan Securities had tentative net capital in excess of the minimum and notification requirements.
J.P. Morgan Securities plc is a wholly-owned subsidiary of JPMorgan Chase Bank, N.A. and is the Firm’s principal operating subsidiary in the U.K. It has authority to engage in banking, investment banking and broker-dealer activities. J.P. Morgan Securities plc is jointly regulated by the U.K. Prudential Regulation Authority (“PRA”) and Financial Conduct Authority (“FCA”). J.P. Morgan Securities plc is subject to the European Union Capital Requirements Regulation and U.K. PRA capital rules, which implement Basel III.
At March 31, 2016, J.P. Morgan Securities plc had estimated total capital of $33.4 billion; its estimated CET1 capital ratio was 13.5% and its estimated Total capital ratio was 17.2%. Both capital ratios exceeded the minimum standards of 4.5% and 8.0%, respectively, under the transitional requirements of the European Union’s (“EU”) Basel III Capital Requirements Directive and Regulation, as well as the additional capital requirements specified by the PRA.

LIQUIDITY RISK MANAGEMENT
Liquidity risk is the risk that the Firm will be unable to meet its contractual and contingent obligations or that it does not have the appropriate amount, composition and tenor of funding and liquidity to support its assets. The following discussion of JPMorgan Chase’s Liquidity Risk Management should be read in conjunction with pages 159–164 of JPMorgan Chase’s 2015 Annual Report.
LCR and NSFR
The U.S. LCR rule requires the Firm to measure the amount of HQLA held by the Firm in relation to estimated net cash outflows within a 30-day period during an acute stress event. The LCR was required to be 90% at January 1, 2016, increasing to a minimum of 100% on January 1, 2017 onward. At March 31, 2016, the Firm was compliant with the fully phased-in U.S. LCR.
The Basel Committee final standard for the net stable funding ratio (“Basel NSFR”) is intended to measure the “available” amount of stable funding over a one-year horizon. Basel NSFR will become a minimum standard by January 1, 2018 and requires that this ratio be equal to at least 100% on an ongoing basis.

On April 26, 2016, the U.S. NSFR proposal was released for large banks and bank holding companies and was largely consistent with Basel NSFR. The proposed requirement would apply beginning on January 1, 2018, consistent with the Basel NSFR timeline. Comments on the proposed rule are due by August 5, 2016.

HQLA
HQLA is the amount of assets that qualify for inclusion in the U.S. LCR. HQLA primarily consists of cash and certain unencumbered high quality liquid assets as defined in the final rule.
On April 1, 2016, the Federal Reserve published a final rule permitting investment-grade, U.S. general obligation state and municipal securities that meet certain criteria to be included in HQLA for purposes of the U.S. LCR rule, subject to certain limits. The final rule is effective beginning July 1, 2016, and is not expected to have a material effect on the Firm’s HQLA or LCR.
As of March 31, 2016, the Firm’s HQLA was $505 billion, compared with $496 billion as of December 31, 2015. The increase in HQLA was due to higher cash balances largely driven by higher deposit balances. HQLA may fluctuate from period to period primarily due to normal flows from client activity.

The following table presents HQLA included in the LCR, broken out by HQLA-eligible cash and securities as of March 31, 2016.

(in billions)	March 31, 2016
HQLA
Eligible cash(a)	$318
Eligible securities(b)	187
Total HQLA	$505

(a)	Cash on deposit at central banks.

(b)	Predominantly includes U.S. agency mortgage-backed securities, U.S. Treasuries, and sovereign bonds net of applicable haircuts under U.S. LCR rules.

In addition to HQLA, as of March 31, 2016, the Firm has approximately $261 billion of unencumbered marketable securities, such as equity securities and fixed income debt securities, available to raise liquidity, if required. Furthermore, the Firm maintains borrowing capacity at various Federal Home Loan Banks (“FHLBs”), the Federal Reserve Bank discount window and various other central banks as a result of collateral pledged by the Firm to such banks. Although available, the Firm does not view the borrowing capacity at the Federal Reserve Bank discount window and the various other central banks as a primary source of liquidity. As of March 31, 2016, the Firm’s remaining borrowing capacity at various FHLBs and the Federal Reserve Bank discount window was approximately $189 billion. This remaining borrowing capacity excludes the benefit of securities included above in HQLA or other unencumbered securities currently held at the Federal Reserve Bank discount window for which the Firm has not drawn liquidity.

Funding
Sources of funds
Management believes that the Firm’s unsecured and secured funding capacity is sufficient to meet its on- and off-balance sheet obligations.
The Firm funds its global balance sheet through diverse sources of funding including a stable deposit franchise as well as secured and unsecured funding in the capital markets. The Firm’s loan portfolio ($847.3 billion at March 31, 2016), is funded with a portion of the Firm’s deposits ($1,321.8 billion at March 31, 2016), and through securitizations and, with respect to a portion of the Firm’s real estate-related loans, with secured borrowings from the FHLBs. Deposits in excess of the amount utilized to fund loans are primarily invested in the Firm’s investment securities portfolio or deployed in cash or other short-term liquid investments based on their interest rate and liquidity risk characteristics. Securities borrowed or purchased under resale agreements and trading assets- debt and equity instruments are primarily funded by the Firm’s securities loaned or sold under agreements to repurchase, trading liabilities–debt and equity instruments, and a portion of the Firm’s long-term debt and stockholders’ equity. In addition to funding securities borrowed or purchased under resale agreements and trading assets-debt and equity instruments, proceeds from the Firm’s debt and equity issuances are used to fund certain loans and other financial and non-financial assets, or may be invested in the Firm’s investment securities portfolio. See the discussion below for additional information relating to Deposits, Short-term funding, and Long-term funding and issuance.

Deposits
The table below summarizes, by line of business, the deposit balances as of March 31, 2016, and December 31, 2015, and the average deposit balances for the three months ended March 31, 2016 and 2015, respectively.

	March 31, 2016	December 31, 2015	Three months ended March 31,
Deposits			Average
(in millions)			2016	2015
Consumer & Community Banking	$582,026	$557,645	$562,284	$512,157
Corporate & Investment Bank	408,783	395,228	392,622	445,631
Commercial Banking	172,846	172,470	171,121	197,405
Asset Management	152,908	146,766	150,616	158,240
Corporate	5,253	7,606	6,625	23,080
Total Firm	$1,321,816	$1,279,715	$1,283,268	$1,336,513
A key strength of the Firm is its diversified deposit franchise, through each of its lines of business, which provides a stable source of funding and limits reliance on the wholesale funding markets. A significant portion of the Firm’s deposits are consumer deposits which are considered a stable source of liquidity. Additionally, the majority of the Firm’s wholesale operating deposits are also considered to be relatively stable sources of liquidity because they are generated from customers that maintain operating service relationships with the Firm.
As of March 31, 2016, the Firm’s loans-to-deposits ratio was 64%, compared with 65% at December 31, 2015.
Total deposits for the Firm were $1,321.8 billion as of March 31, 2016, compared with $1,279.7 billion at December 31, 2015 (61% and 61% of total liabilities at March 31, 2016, and December 31, 2015, respectively). The increase was attributable to higher consumer and wholesale deposits. Consumer deposits increased reflecting seasonal factors and continued growth from new and existing customers. Wholesale deposits increased reflecting growth in client activity.

The Firm has typically experienced higher customer deposit inflows at quarter-ends. Therefore, the Firm believes average deposit balances are generally more representative of deposit trends. The decrease in the average deposits for the three months ended March 31, 2016, compared with the three months ended March 31, 2015, reflected the Firm’s actions in 2015 to reduce non-operating deposits, partially offset by an increase in consumer deposits. For further discussions of deposit and liability balance trends, see the discussion of the Firm’s Business Segment Results and the Consolidated Balance Sheets Analysis on pages 16–29 and pages 10–11, respectively.

The following table summarizes short-term and long-term funding, excluding deposits, as of March 31, 2016, and December 31, 2015, and average balances for the three months ended March 31, 2016 and 2015, respectively. For additional information, see the Consolidated Balance Sheets Analysis on pages 10–11 and Note 12.

	March 31, 2016	December 31, 2015	Three months ended March 31,
Sources of funds (excluding deposits)			Average
(in millions)			2016	2015
Commercial paper:
Wholesale funding	$17,490	$15,562	$17,537	$21,723
Client cash management	—	—	—	38,290	(g)
Total commercial paper	$17,490	$15,562	$17,537	$60,013

Obligations of Firm-administered multi-seller conduits(a)	$5,250	$8,724	$6,501	$11,472
Other borrowed funds	$19,703	$21,105	$20,231	$31,443

Securities loaned or sold under agreements to repurchase:
Securities sold under agreements to repurchase	$142,241	$129,598	$149,700	$174,077
Securities loaned	13,603	18,174	16,351	22,597
Total securities loaned or sold under agreements to repurchase(b)(c)	$155,844	$147,772	$166,051	$196,674

Senior notes	$151,388	$149,964	$149,069	$144,977
Trust preferred securities	3,970	3,969	3,971	5,449
Subordinated debt	25,621	25,027	25,365	29,207
Structured notes	35,098	32,813	33,552	30,419
Total long-term unsecured funding	$216,077	$211,773	$211,957	$210,052

Credit card securitization(a)	$27,486	$27,906	$27,697	$30,559
Other securitizations(d)	1,702	1,760	1,757	2,006
FHLB advances	69,529	71,581	71,241	64,465
Other long-term secured funding(e)	5,148	5,297	4,962	4,323
Total long-term secured funding	$103,865	$106,544	$105,657	$101,353

Preferred stock(f)	$26,068	$26,068	$26,068	$20,825
Common stockholders’ equity(f)	$224,089	$221,505	$221,561	$212,352

(a)	Included in beneficial interests issued by consolidated variable interest entities on the Firm’s Consolidated balance sheets.

(b)	Excludes federal funds purchased.

(c)
Excluded long-term structured repurchase agreements of $4.3 billion and $4.2 billion as of March 31, 2016, and December 31, 2015, respectively, and average balances of $4.4 billion and $3.0 billion for the three months ended March 31, 2016 and 2015, respectively.

(d)
Other securitizations includes securitizations of student loans. The Firm’s wholesale businesses also securitize loans for client-driven transactions, which are not considered to be a source of funding for the Firm and are not included in the table.

(e)	Includes long-term structured notes which are secured.

(f)
For additional information on preferred stock and common stockholders’ equity see Capital Management on pages 54–60 and the Consolidated statements of changes in stockholders’ equity on page 74; and Note 22 and Note 23 of JPMorgan Chase’s 2015 Annual Report.

(g)	During the third quarter of 2015 the Firm completed the discontinuation of its commercial paper customer sweep cash management program.

Short-term funding
The Firm’s sources of short-term secured funding primarily consist of securities loaned or sold under agreements to repurchase. Securities loaned or sold under agreements to repurchase are secured predominantly by high-quality securities collateral, including government-issued debt and agency MBS, and constitute a significant portion of the federal funds purchased and securities loaned or sold under repurchase agreements on the Consolidated balance sheets. The decrease in the average balance of securities loaned or sold under agreements to repurchase for the three months ended March 31, 2016, compared with March 31, 2015, was largely due to lower secured financing of trading assets-debt and equity instruments in the CIB related to client-driven market-making activities. The balances associated with securities loaned or sold under agreements to repurchase fluctuate over time due to customers’ investment and financing activities; the Firm’s demand for financing; the ongoing management of the mix of the Firm’s liabilities, including its secured and unsecured financing (for both the investment securities and market-making portfolios); and other market and portfolio factors.

Long-term funding and issuance
Long-term funding provides additional sources of stable funding and liquidity for the Firm. The Firm’s long-term funding plan is driven by expected client activity, liquidity considerations, and regulatory requirements. Long-term funding objectives include maintaining diversification, maximizing market access and optimizing funding costs, as well as maintaining a certain level of liquidity at JPMorgan Chase & Co. (the “Parent Company”). The Firm evaluates various funding markets, tenors and currencies in creating its optimal long-term funding plan.
The significant majority of the Firm’s long-term unsecured funding is issued by the Parent Company to provide maximum flexibility in support of both bank and nonbank subsidiary funding. The following table summarizes long-term unsecured issuance and maturities or redemptions for the three months ended March 31, 2016 and 2015. For additional information, see Note 21 of JPMorgan Chase’s 2015 Annual Report.

Long-term unsecured funding	Three months ended March 31,
(in millions)	2016	2015
Issuance
Senior notes issued in the U.S. market	$7,219	$9,852
Senior notes issued in non-U.S. markets	—	4,225
Total senior notes	7,219	14,077
Structured notes	8,333	6,913
Total long-term unsecured funding – issuance	$15,552	$20,990

Maturities/redemptions
Senior notes	$9,811	$9,195
Subordinated debt	2	806
Structured notes	4,104	5,820
Total long-term unsecured funding – maturities/redemptions	$13,917	$15,821
In addition, from April 1, 2016, through April 29, 2016, the Firm issued $1.7 billion of senior notes.

The Firm raises secured long-term funding through securitization of consumer credit card loans and advances from the FHLBs.
The following table summarizes the securitization issuance and FHLB advances and their respective maturities or redemptions for the three months ended March 31, 2016 and 2015, respectively.

	Three months ended March 31,
Long-term secured funding	Issuance		Maturities/Redemptions
(in millions)	2016	2015	2016	2015
Credit card securitization	$—	$2,476	$425	$2,345
Other securitizations(a)	—	—	58	65
FHLB advances	—	4,700	2,051	3,001
Other long-term secured funding(b)	90	124	43	118
Total long-term secured funding	$90	$7,300	$2,577	$5,529

(a)	Other securitizations includes securitizations of student loans.

(b)	Includes long-term structured notes which are secured.
The Firm’s wholesale businesses also securitize loans for client-driven transactions; those client-driven loan securitizations are not considered to be a source of funding for the Firm and are not included in the table above. For further description of the client-driven loan securitizations, see Note 16 of JPMorgan Chase’s 2015 Annual Report.
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

The credit ratings of the Parent Company and the Firm’s principal bank and nonbank subsidiaries as of March 31, 2016, were as follows.

	JPMorgan Chase & Co.			JPMorgan Chase Bank, N.A. Chase Bank USA, N.A.			J.P. Morgan Securities LLC
March 31, 2016	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook
Moody’s	A3	P-2	Stable	Aa3	P-1	Stable	Aa3	P-1	Stable
Standard & Poor’s	A-	A-2	Stable	A+	A-1	Stable	A+	A-1	Stable
Fitch Ratings	A+	F1	Stable	AA-	F1+	Stable	AA-	F1+	Stable
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

SUPERVISION AND REGULATION
For further information on Supervision and Regulation, see the Supervision and regulation section on pages 1–8 of JPMorgan Chase’s 2015 Form 10-K.
For more information about the applicable requirements relating to risk-based capital and leverage in the U.S. under Basel III, see Capital Management on pages 54–60 and
Note 20.
Under Basel III, bank holding companies and banks are required to measure their liquidity against two specific liquidity tests: the LCR and the NSFR. For additional information on these ratios, see Liquidity Risk Management on pages 61–65.
For additional information on the Firm’s CCAR, see Capital Management on pages 54–60.

For further information on the current and potential impact of the Basel III framework, including GSIB requirements, and TLAC, see Capital Management on pages 54–60.
For information on the net capital of J.P. Morgan Securities LLC and J.P. Morgan Clearing Corp., and the applicable requirements relating to risk-based capital for J.P. Morgan Securities plc, see Capital Management on pages 54–60.
Dividends
At March 31, 2016, JPMorgan Chase estimated that its banking subsidiaries could pay, in the aggregate, approximately $26 billion in dividends to their respective bank holding companies without the prior approval of their relevant banking regulators.

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
Allowance for credit losses
JPMorgan Chase’s allowance for credit losses covers the retained consumer and wholesale loan portfolios, as well as the Firm’s wholesale and certain consumer lending-related commitments. The allowance for loan losses is intended to adjust the carrying value of the Firm’s loan assets to reflect probable credit losses inherent in the loan portfolio as of the balance sheet date. Similarly, the allowance for lending-related commitments is established to cover probable credit losses inherent in the lending-related commitments portfolio as of the balance sheet date. For further discussion of the methodologies used in establishing the Firm’s allowance for credit losses and the significant judgments involved, see Allowance for credit losses on pages 130–132, 165-167 and Note 15 of JPMorgan Chase’s 2015 Annual Report; for amounts recorded as of March 31, 2016 and 2015, see Allowance for credit losses on pages 45–47 and Note 14 of this Form 10-Q.
As noted in the discussion on pages 165–167 of JPMorgan Chase’s 2015 Annual Report, the Firm’s allowance for credit losses is sensitive to numerous factors, which may differ depending on the portfolio. Changes in economic conditions or in the Firm’s assumptions and estimates could affect its estimate of probable credit losses inherent in the portfolio at the balance sheet date. The Firm uses its best judgment to assess these economic conditions and loss data in estimating the allowance for credit losses and these estimates are subject to periodic refinement based on any changes to underlying external and Firm-specific historical data. In many cases, the use of alternate estimates (for example, the effect of home prices and unemployment rates on consumer delinquency, or the calibration between the Firm’s wholesale loan risk ratings and external credit ratings) or data sources (for example, external probability of default (“PD”) and loss given default (“LGD”) factors that incorporate industry-wide information, versus Firm-specific history) would result in a different estimated allowance for credit losses. To illustrate the potential magnitude of certain alternate judgments, the Firm estimates that changes in the following inputs would have the following effects on the Firm’s modeled loss estimates as of March 31, 2016, without consideration of any offsetting or correlated effects of other inputs in the Firm’s allowance for loan losses:

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

•	A 50 basis point deterioration in forecasted credit card loss rates could imply an increase to modeled annualized credit card loan loss estimates of approximately $650 million.

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

March 31, 2016 (in billions, except ratio data)	Total assets at fair value	Total level 3 assets
Trading debt and equity instruments	$295.9	$11.3
Derivative receivables(a)	70.2	7.3
Trading assets	366.1	18.6
AFS securities	237.4	0.8
Loans	1.9	1.0
MSRs	5.7	5.7
Private equity investments(b)	1.8	1.6
Other	28.9	0.8
Total assets measured at fair value on a recurring basis	641.8	28.5
Total assets measured at fair value on a nonrecurring basis	0.6	0.3
Total assets measured at fair value	$642.4	$28.8
Total Firm assets	$2,423.8
Level 3 assets as a percentage of total Firm assets(a)		1.2%
Level 3 assets as a percentage of total Firm assets at fair value(a)		4.5%

(a)
For purposes of table above, the derivative receivables total reflects the impact of netting adjustments; however, the $7.3 billion of derivative receivables classified as level 3 does not reflect the netting adjustment as such netting is not relevant to a presentation based on the transparency of inputs to the valuation of an asset. However, if the Firm were to net such balances within level 3, the reduction in the level 3 derivative receivables balance would be $2.7 billion at March 31, 2016; this is exclusive of the netting benefit associated with cash collateral, which would further reduce the level 3 balances.

(b)	Private equity instruments represent investments within Corporate.
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
Goodwill impairment
Management applies significant judgment when testing goodwill for impairment. For a description of the significant valuation judgments associated with goodwill impairment, see Goodwill impairment on page 168 of JPMorgan Chase’s 2015 Annual Report.
For the three months ended March 31, 2016, the Firm reviewed current conditions (including the estimated effects of regulatory and legislative changes and current estimated market cost of equity) and prior projections of business performance for all its businesses. Based upon such reviews, the Firm concluded that the goodwill allocated to its reporting units was not impaired as of March 31, 2016.
Declines in business performance, increases in credit losses, increases in equity capital requirements, as well as deterioration in economic or market conditions, adverse estimates of the impact of regulatory or legislative changes or increases in the estimated cost of equity, could cause the estimated fair values of the Firm’s reporting units or their associated goodwill to decline in the future, which could result in a material impairment charge to earnings in a future period related to some portion of the associated goodwill.
For additional information on goodwill, see Note 16.
Income taxes
For a description of the significant assumptions, judgments and interpretations associated with the accounting for income taxes, see Income taxes on page 169 of JPMorgan Chase’s 2015 Annual Report.
Litigation reserves
For a description of the significant estimates and judgments associated with establishing litigation reserves, see Note 23 of this Form 10-Q, and Note 31 of JPMorgan Chase’s 2015 Annual Report.

ACCOUNTING AND REPORTING DEVELOPMENTS

Financial Accounting Standards Board (“FASB”) Standards Adopted since January 1, 2016

Standard	Summary of guidance	Effects on financial statements
Amendments to the consolidation analysis
 • Eliminates the deferral issued by the FASB in February 2010 of VIE-related accounting requirements for certain investment funds, including mutual funds, private equity funds and hedge funds.
 • Amends the evaluation of fees paid to a decision-maker or a service provider, and exempts certain money market funds from consolidation.
• Adopted January 1, 2016. • There was no material impact on the Firm’s Consolidated Financial Statements. • For further information, see Note 1.
Improvements to employee share-based payment accounting
 • Requires that all excess tax benefits and tax deficiencies that pertain to employee stock-based incentive payments be recognized within income tax expense in the Consolidated statements of income, rather than within additional paid-in capital.

• Adopted January 1, 2016. • There was no material impact on the Firm’s Consolidated Financial Statements.
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

 • Adopted January 1, 2016.
 • There was no material impact on the Firm’s Consolidated Financial Statements as the Firm has historically measured the financial assets and liabilities using the more observable fair value.

Recognition and measurement of financial assets and financial liabilities – DVA to OCI
 • For financial liabilities where the fair value option has been elected, the portion of the total change in fair value caused by changes in the Firm’s own credit risk (i.e., DVA) is required to be presented separately in other comprehensive income (“OCI”).
 • Requires a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption.

 • Adopted January 1, 2016.
 • There was no material impact on the Firm’s Consolidated Financial Statements.
 • For additional information about the impact of the
adoption of the new accounting guidance, see
Notes 3, 4 and 19.

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

 • Required effective date: January 1, 2018.(a)
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
 • Generally requires a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption.
• Required effective date: January 1, 2018. • The Firm is currently evaluating the potential impact on the Consolidated Financial Statements.
Leases Issued February 2016
 • Requires lessees to recognize all leases longer than twelve months on the Consolidated balance sheets as lease liabilities with corresponding right-of-use assets.
 • Requires lessees and lessors to classify most leases using principles similar to existing lease accounting, but eliminates the “bright line” classification tests.
 • Requires lessees and lessors to expand qualitative and quantitative disclosures regarding their leasing arrangements.
• Required effective date: January 1, 2019.(a) • The Firm is currently evaluating the potential impact on the Consolidated Financial Statements.

(a)	Early adoption is permitted.

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

•	Ability of the Firm to address changing regulatory requirements affecting its businesses;

•	Acceptance of the Firm’s new and existing products and services by the marketplace and the ability of the Firm to innovate and to increase market share;

•	Ability of the Firm to attract and retain qualified employees;

•	Ability of the Firm to control expense;

•	Competitive pressures;

•	Changes in the credit quality of the Firm’s customers and counterparties;

•	Adequacy of the Firm’s risk management framework, disclosure controls and procedures and internal control over financial reporting;

•	Adverse judicial or regulatory proceedings;

•	Changes in applicable accounting policies;

•	Ability of the Firm to determine accurate values of certain assets and liabilities;

•	Occurrence of natural or man-made disasters or calamities or conflicts and the Firm’s ability to deal effectively with disruptions caused by the foregoing;

•	Ability of the Firm to maintain the security and integrity of its financial, accounting, technology, data processing and other operating systems and facilities;

•	Ability of the Firm to effectively defend itself against cyberattacks and other attempts by unauthorized parties to access the Firm’s information or disrupt its systems; and

•	The other risks and uncertainties detailed in Part I,
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

JPMorgan Chase & Co.
Consolidated statements of income (unaudited)

	Three months ended March 31,
(in millions, except per share data)	2016	2015
Revenue
Investment banking fees	$1,333	$1,794
Principal transactions	2,679	3,655
Lending- and deposit-related fees	1,403	1,363
Asset management, administration and commissions	3,624	3,807
Securities gains(a)	51	52
Mortgage fees and related income	667	705
Card income	1,301	1,431
Other income	801	582
Noninterest revenue	11,859	13,389
Interest income	13,552	12,565
Interest expense	2,172	1,888
Net interest income	11,380	10,677
Total net revenue	23,239	24,066

Provision for credit losses	1,824	959

Noninterest expense
Compensation expense	7,660	8,043
Occupancy expense	883	933
Technology, communications and equipment expense	1,618	1,491
Professional and outside services	1,548	1,634
Marketing	703	591
Other expense	1,425	2,191
Total noninterest expense	13,837	14,883
Income before income tax expense	7,578	8,224
Income tax expense	2,058	2,310
Net income	$5,520	$5,914
Net income applicable to common stockholders	$4,991	$5,452
Net income per common share data
Basic earnings per share	$1.36	$1.46
Diluted earnings per share	1.35	1.45

Weighted-average basic shares	3,669.9	3,725.3
Weighted-average diluted shares	3,696.9	3,757.5
Cash dividends declared per common share	$0.44	$0.40

(a)	The Firm recognized other-than-temporary impairment (“OTTI”) losses of $11 million and $1 million for the three months ended March 31, 2016 and 2015, respectively.
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of comprehensive income (unaudited)

	Three months ended March 31,
(in millions)	2016	2015
Net income	$5,520	$5,914
Other comprehensive income, after–tax
Unrealized gains on investment securities	425	89
Translation adjustments, net of hedges	(2)	(10)
Cash flow hedges	(70)	77
Defined benefit pension and OPEB plans	25	85
Debit valuation adjustment (“DVA”) on fair value option elected liabilities	58	NA
Total other comprehensive income, after–tax	436	241
Comprehensive income	$5,956	$6,155
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated balance sheets (unaudited)

(in millions, except share data)	Mar 31, 2016	Dec 31, 2015
Assets
Cash and due from banks	$18,212	$20,490
Deposits with banks	360,196	340,015
Federal funds sold and securities purchased under resale agreements (included $24,122 and $23,141 at fair value)	223,220	212,575
Securities borrowed (included zero and $395 at fair value)	102,937	98,721
Trading assets (included assets pledged of $109,152 and $115,284)	366,153	343,839
Securities (included $237,391 and $241,754 at fair value and assets pledged of $20,028 and $14,883)	285,323	290,827
Loans (included $1,923 and $2,861 at fair value)	847,313	837,299
Allowance for loan losses	(13,994)	(13,555)
Loans, net of allowance for loan losses	833,319	823,744
Accrued interest and accounts receivable	57,649	46,605
Premises and equipment	14,195	14,362
Goodwill	47,310	47,325
Mortgage servicing rights	5,658	6,608
Other intangible assets	940	1,015
Other assets (included $7,520 and $7,604 at fair value and assets pledged of $1,329 and $1,286)	108,696	105,572
Total assets(a)	$2,423,808	$2,351,698
Liabilities
Deposits (included $12,019 and $12,516 at fair value)	$1,321,816	$1,279,715
Federal funds purchased and securities loaned or sold under repurchase agreements (included $3,429 and $3,526 at fair value)	160,999	152,678
Commercial paper	17,490	15,562
Other borrowed funds (included $9,635 and $9,911 at fair value)	19,703	21,105
Trading liabilities	147,282	126,897
Accounts payable and other liabilities (included $4,599 and $4,401 at fair value)	176,934	177,638
Beneficial interests issued by consolidated variable interest entities (included $670 and $787 at fair value)	38,673	41,879
Long-term debt (included $35,215 and $33,065 at fair value)	290,754	288,651
Total liabilities(a)	2,173,651	2,104,125
Commitments and contingencies (see Notes 21 and 23)
Stockholders’ equity
Preferred stock ($1 par value; authorized 200,000,000 shares; issued 2,606,750 shares)	26,068	26,068
Common stock ($1 par value; authorized 9,000,000,000 shares; issued 4,104,933,895 shares)	4,105	4,105
Additional paid-in capital	91,782	92,500
Retained earnings	149,730	146,420
Accumulated other comprehensive income	782	192
Shares held in RSU Trust, at cost (472,953 shares)	(21)	(21)
Treasury stock, at cost (448,274,970 and 441,459,392 shares)	(22,289)	(21,691)
Total stockholders’ equity	250,157	247,573
Total liabilities and stockholders’ equity	$2,423,808	$2,351,698

(a)
The following table presents information on assets and liabilities related to variable interest entities (“VIEs”) that are consolidated by the Firm at March 31, 2016, and December 31, 2015. The difference between total VIE assets and liabilities represents the Firm’s interests in those entities, which were eliminated in consolidation.

(in millions)	Mar 31, 2016	Dec 31, 2015
Assets
Trading assets	$4,834	$3,736
Loans	66,680	75,104
All other assets	3,523	2,765
Total assets	$75,037	$81,605
Liabilities
Beneficial interests issued by consolidated VIEs	$38,673	$41,879
All other liabilities	789	809
Total liabilities	$39,462	$42,688
The assets of the consolidated VIEs are used to settle the liabilities of those entities. The holders of the beneficial interests do not have recourse to the general credit of JPMorgan Chase. At both March 31, 2016, and December 31, 2015, the Firm provided limited program-wide credit enhancement of $2.0 billion related to its Firm-administered multi-seller conduits, which are eliminated in consolidation. For further discussion, see Note 15.
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of changes in stockholders’ equity (unaudited)

	Three months ended March 31,
(in millions, except per share data)	2016	2015
Preferred stock
Balance at January 1	$26,068	$20,063
Issuance of preferred stock	—	1,430
Balance at March 31	26,068	21,493
Common stock
Balance at January 1 and March 31	4,105	4,105
Additional paid-in capital
Balance at January 1	92,500	93,270
Shares issued and commitments to issue common stock for employee stock-based compensation awards, and related tax effects	(732)	(987)
Other	14	(38)
Balance at March 31	91,782	92,245
Retained earnings
Balance at January 1	146,420	129,977
Cumulative effect of change in accounting principle	(154)	—
Net income	5,520	5,914
Dividends declared:
Preferred stock	(412)	(324)
Common stock ($0.44 and $0.40 per share)	(1,644)	(1,519)
Balance at March 31	149,730	134,048
Accumulated other comprehensive income
Balance at January 1	192	2,189
Cumulative effect of change in accounting principle	154	—
Other comprehensive income	436	241
Balance at March 31	782	2,430
Shares held in RSU Trust, at cost
Balance at January 1 and March 31	(21)	(21)
Treasury stock, at cost
Balance at January 1	(21,691)	(17,856)
Purchase of treasury stock	(1,696)	(1,900)
Reissuance from treasury stock	1,098	1,320
Balance at March 31	(22,289)	(18,436)
Total stockholders’ equity	$250,157	$235,864
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of cash flows (unaudited)

	Three months ended March 31,
(in millions)	2016	2015
Operating activities
Net income	$5,520	$5,914
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,824	959
Depreciation and amortization	1,289	1,181
Deferred tax expense/(benefit)	906	33
Other	468	513
Originations and purchases of loans held-for-sale	(7,457)	(8,856)
Proceeds from sales, securitizations and paydowns of loans held-for-sale	7,818	10,646
Net change in:
Trading assets	(32,979)	5,450
Securities borrowed	(4,826)	2,057
Accrued interest and accounts receivable	(11,115)	(27)
Other assets	(7,464)	(10,199)
Trading liabilities	24,919	17,349
Accounts payable and other liabilities	124	(6,482)
Other operating adjustments	(410)	(3,659)
Net cash provided by/(used in) operating activities	(21,383)	14,879
Investing activities
Net change in:
Deposits with banks	(20,181)	(21,906)
Federal funds sold and securities purchased under resale agreements	(10,577)	(3,468)
Held-to-maturity securities:
Proceeds from paydowns and maturities	1,218	1,379
Purchases	(134)	(1,459)
Available-for-sale securities:
Proceeds from paydowns and maturities	15,845	25,221
Proceeds from sales	11,676	6,909
Purchases	(19,525)	(21,663)
Proceeds from sales and securitizations of loans held-for-investment	2,860	4,661
Other changes in loans, net	(15,925)	(15,768)
All other investing activities, net	162	1,944
Net cash used in investing activities	(34,581)	(24,150)
Financing activities
Net change in:
Deposits	51,978	8,967
Federal funds purchased and securities loaned or sold under repurchase agreements	8,304	4,468
Commercial paper and other borrowed funds	807	(11,885)
Beneficial interests issued by consolidated variable interest entities	(2,744)	(510)
Proceeds from long-term borrowings	15,718	28,395
Payments of long-term borrowings	(16,560)	(22,183)
Proceeds from issuance of preferred stock	—	1,392
Treasury stock purchased	(1,696)	(1,900)
Dividends paid	(1,946)	(1,770)
All other financing activities, net	(277)	(637)
Net cash provided by financing activities	53,584	4,337
Effect of exchange rate changes on cash and due from banks	102	(76)
Net decrease in cash and due from banks	(2,278)	(5,010)
Cash and due from banks at the beginning of the period	20,490	27,831
Cash and due from banks at the end of the period	$18,212	$22,821
Cash interest paid	$2,129	$1,601
Cash income taxes paid, net	447	608

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
These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, and related notes thereto, included in JPMorgan Chase’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the U.S. Securities and Exchange Commission (the “2015 Annual Report”).
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
The Firm determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a VIE.
Effective January 1, 2016, the Firm adopted new accounting guidance related to the consolidation of legal entities such as limited partnerships, limited liability corporations, and securitization structures. The guidance eliminated the deferral issued by the Financial Accounting

Standards Board (“FASB”) in February 2010 of the accounting guidance for VIEs for certain investment funds, including mutual funds, private equity funds and hedge funds. In addition, the guidance amends the evaluation of fees paid to a decision-maker or a service provider, and exempts certain money market funds from consolidation. Furthermore, asset management funds structured as limited partnerships or certain limited liability companies are now evaluated for consolidation as voting interest entities if the non-managing partners or members have the ability to remove the Firm as the general partner or managing member without cause (i.e., kick-out rights) based on a simple majority vote. Accordingly, the Firm does not consolidate these voting interest entities. However, in the limited cases where the non-managing partners or members do not have substantive kick-out or participating rights, the Firm evaluates the funds as VIEs and consolidates if it is the general partner or managing member and has a potentially significant variable interest. There was no material impact on the Firm’s Consolidated Financial Statements upon adoption of this accounting guidance.
For a further description of JPMorgan Chase’s accounting policies regarding consolidation, see Notes 1 and 16 of JPMorgan Chase’s 2015 Annual Report.
Offsetting assets and liabilities
U.S. GAAP permits entities to present derivative receivables and derivative payables with the same counterparty and the related cash collateral receivables and payables on a net basis on the Consolidated balance sheets when a legally enforceable master netting agreement exists. U.S. GAAP also permits securities sold and purchased under repurchase agreements to be presented net when specified conditions are met, including the existence of a legally enforceable master netting agreement. The Firm has elected to net such balances when the specified conditions are met. For further information on offsetting assets and liabilities, see Note 1 of JPMorgan Chase’s 2015 Annual Report.

Note 2 – Business changes
There were no material business changes during the first quarter of 2016.

Note 3 – Fair value measurement
For a discussion of the Firm’s valuation methodologies for assets, liabilities and lending-related commitments measured at fair value and the fair value hierarchy, see Note 3 of JPMorgan Chase’s 2015 Annual Report.

The following table presents the asset and liabilities reported at fair value as of March 31, 2016, and December 31, 2015, by major product category and fair value hierarchy.

Assets and liabilities measured at fair value on a recurring basis
	Fair value hierarchy			Derivative netting adjustments
March 31, 2016 (in millions)	Level 1	Level 2	Level 3		Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$24,118	$4	$—	$24,122
Securities borrowed	—	—	—	—	—
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies(a)	35	31,398	650	—	32,083
Residential – nonagency	—	1,318	186	—	1,504
Commercial – nonagency	—	1,365	195	—	1,560
Total mortgage-backed securities	35	34,081	1,031	—	35,147
U.S. Treasury and government agencies(a)	21,861	5,399	—	—	27,260
Obligations of U.S. states and municipalities	—	7,460	620	—	8,080
Certificates of deposit, bankers’ acceptances and commercial paper	—	2,303	—	—	2,303
Non-U.S. government debt securities	31,008	27,407	40	—	58,455
Corporate debt securities	—	23,893	654	—	24,547
Loans(b)	—	22,596	6,776	—	29,372
Asset-backed securities	—	2,507	1,190	—	3,697
Total debt instruments	52,904	125,646	10,311	—	188,861
Equity securities	87,551	737	279	—	88,567
Physical commodities(c)	5,688	1,269	—	—	6,957
Other	—	10,779	723	—	11,502
Total debt and equity instruments(d)	146,143	138,431	11,313	—	295,887
Derivative receivables:
Interest rate	439	855,037	2,884	(822,750)	35,610
Credit	—	46,736	1,885	(47,527)	1,094
Foreign exchange	1,279	205,790	1,469	(189,606)	18,932
Equity	—	37,825	822	(32,382)	6,265
Commodity	111	21,715	264	(13,782)	8,308
Total derivative receivables(e)	1,829	1,167,103	7,324	(1,106,047)	70,209
Total trading assets(f)	147,972	1,305,534	18,637	(1,106,047)	366,096
Available-for-sale securities:
Mortgage-backed securities:
U.S. government agencies(a)	—	55,884	—	—	55,884
Residential – nonagency	—	25,942	1	—	25,943
Commercial – nonagency	—	22,649	—	—	22,649
Total mortgage-backed securities	—	104,475	1	—	104,476
U.S. Treasury and government agencies(a)	12,053	36	—	—	12,089
Obligations of U.S. states and municipalities	—	33,350	—	—	33,350
Certificates of deposit	—	53	—	—	53
Non-U.S. government debt securities	24,401	13,390	—	—	37,791
Corporate debt securities	—	8,051	—	—	8,051
Asset-backed securities:
Collateralized loan obligations	—	30,392	752	—	31,144
Other	—	8,468	57	—	8,525
Equity securities	1,912	—	—	—	1,912
Total available-for-sale securities	38,366	198,215	810	—	237,391
Loans	—	914	1,009	—	1,923
Mortgage servicing rights (“MSRs”)	—	—	5,658	—	5,658
Other assets:
Private equity investments(g)	110	89	1,644	—	1,843
All other	3,975	30	707	—	4,712
Total other assets(f)	4,085	119	2,351	—	6,555
Total assets measured at fair value on a recurring basis	$190,423	$1,528,900	$28,469	$(1,106,047)	$641,745
Deposits	$—	$9,600	$2,419	$—	$12,019
Federal funds purchased and securities loaned or sold under repurchase agreements	—	3,423	6	—	3,429
Other borrowed funds	—	9,067	568	—	9,635
Trading liabilities:
Debt and equity instruments(d)	66,322	21,589	52	—	87,963
Derivative payables:
Interest rate	474	814,727	2,038	(800,686)	16,553
Credit	—	46,508	1,483	(46,919)	1,072
Foreign exchange	1,285	211,865	2,501	(193,716)	21,935
Equity	—	37,204	2,877	(31,671)	8,410
Commodity	136	23,815	1,216	(13,818)	11,349
Total derivative payables(e)	1,895	1,134,119	10,115	(1,086,810)	59,319
Total trading liabilities	68,217	1,155,708	10,167	(1,086,810)	147,282
Accounts payable and other liabilities	4,583	—	16	—	4,599
Beneficial interests issued by consolidated VIEs	—	21	649	—	670
Long-term debt	—	22,628	12,587	—	35,215
Total liabilities measured at fair value on a recurring basis	$72,800	$1,200,447	$26,412	$(1,086,810)	$212,849

	Fair value hierarchy			Derivative netting adjustments
December 31, 2015 (in millions)	Level 1	Level 2	Level 3		Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$23,141	$—	$—	$23,141
Securities borrowed	—	395	—	—	395
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies(a)	6	31,815	715	—	32,536
Residential – nonagency	—	1,299	194	—	1,493
Commercial – nonagency	—	1,080	115	—	1,195
Total mortgage-backed securities	6	34,194	1,024	—	35,224
U.S. Treasury and government agencies(a)	12,036	6,985	—	—	19,021
Obligations of U.S. states and municipalities	—	6,986	651	—	7,637
Certificates of deposit, bankers’ acceptances and commercial paper	—	1,042	—	—	1,042
Non-U.S. government debt securities	27,974	25,064	74	—	53,112
Corporate debt securities	—	22,807	736	—	23,543
Loans(b)	—	22,211	6,604	—	28,815
Asset-backed securities	—	2,392	1,832	—	4,224
Total debt instruments	40,016	121,681	10,921	—	172,618
Equity securities	94,059	606	265	—	94,930
Physical commodities(c)	3,593	1,064	—	—	4,657
Other	—	11,152	744	—	11,896
Total debt and equity instruments(d)	137,668	134,503	11,930	—	284,101
Derivative receivables:
Interest rate	354	666,491	2,766	(643,248)	26,363
Credit	—	48,850	2,618	(50,045)	1,423
Foreign exchange	734	177,525	1,616	(162,698)	17,177
Equity	—	35,150	709	(30,330)	5,529
Commodity	108	24,720	237	(15,880)	9,185
Total derivative receivables(e)	1,196	952,736	7,946	(902,201)	59,677
Total trading assets(f)	138,864	1,087,239	19,876	(902,201)	343,778
Available-for-sale securities:
Mortgage-backed securities:
U.S. government agencies(a)	—	55,066	—	—	55,066
Residential – nonagency	—	27,618	1	—	27,619
Commercial – nonagency	—	22,897	—	—	22,897
Total mortgage-backed securities	—	105,581	1	—	105,582
U.S. Treasury and government agencies(a)	10,998	38	—	—	11,036
Obligations of U.S. states and municipalities	—	33,550	—	—	33,550
Certificates of deposit	—	283	—	—	283
Non-U.S. government debt securities	23,199	13,477	—	—	36,676
Corporate debt securities	—	12,436	—	—	12,436
Asset-backed securities:
Collateralized loan obligations	—	30,248	759	—	31,007
Other	—	9,033	64	—	9,097
Equity securities	2,087	—	—	—	2,087
Total available-for-sale securities	36,284	204,646	824	—	241,754
Loans	—	1,343	1,518	—	2,861
Mortgage servicing rights	—	—	6,608	—	6,608
Other assets:				—
Private equity investments(g)	102	101	1,657	—	1,860
All other	3,815	28	744	—	4,587
Total other assets(f)	3,917	129	2,401	—	6,447
Total assets measured at fair value on a recurring basis	$179,065	$1,316,893	$31,227	$(902,201)	$624,984
Deposits	$—	$9,566	$2,950	$—	$12,516
Federal funds purchased and securities loaned or sold under repurchase agreements	—	3,526	—	—	3,526
Other borrowed funds	—	9,272	639	—	9,911
Trading liabilities:
Debt and equity instruments(d)	53,845	20,199	63	—	74,107
Derivative payables:
Interest rate	216	633,060	1,890	(624,945)	10,221
Credit	—	48,460	2,069	(48,988)	1,541
Foreign exchange	669	187,890	2,341	(171,131)	19,769
Equity	—	36,440	2,223	(29,480)	9,183
Commodity	52	26,430	1,172	(15,578)	12,076
Total derivative payables(e)	937	932,280	9,695	(890,122)	52,790
Total trading liabilities	54,782	952,479	9,758	(890,122)	126,897
Accounts payable and other liabilities	4,382	—	19	—	4,401
Beneficial interests issued by consolidated VIEs	—	238	549	—	787
Long-term debt	—	21,452	11,613	—	33,065
Total liabilities measured at fair value on a recurring basis	$59,164	$996,533	$25,528	$(890,122)	$191,103

(a)	At March 31, 2016, and December 31, 2015, included total U.S. government-sponsored enterprise obligations of $64.1 billion and $67.0 billion, respectively, which were predominantly mortgage-related.

(b)
At March 31, 2016, and December 31, 2015, included within trading loans were $12.3 billion and $11.8 billion, respectively, of residential first-lien mortgages, and $3.3 billion and $4.3 billion, respectively, of commercial first-lien mortgages. Residential mortgage loans include conforming mortgage loans originated with the intent to sell to U.S. government agencies of $5.9 billion and $5.3 billion, respectively, and reverse mortgages of $2.5 billion and $2.5 billion, respectively.

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

(e)
As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists. For purposes of the tables above, the Firm does not reduce derivative receivables and derivative payables balances for this netting adjustment, either within or across the levels of the fair value hierarchy, as such netting is not relevant to a presentation based on the transparency of inputs to the valuation of an asset or liability. However, if the Firm were to net such balances within level 3, the reduction in the level 3 derivative receivables and payables balances would be $2.7 billion and $546 million at March 31, 2016, and December 31, 2015, respectively; this is exclusive of the netting benefit associated with cash collateral, which would further reduce the level 3 balances.

(f)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient are not required to be classified in the fair value hierarchy. At March 31, 2016, and December 31, 2015, the fair values of these investments, which include certain hedge funds, private equity funds, real estate and other funds, were $1.0 billion and $1.2 billion, respectively. Included in the balances at March 31, 2016, and December 31, 2015, were trading assets of $57 million and $61 million, respectively, and other assets of $965 million and $1.2 billion, respectively.

(g)
Private equity instruments represent investments within Corporate. The portion of the private equity investment portfolio carried at fair value on a recurring basis had a cost basis of $3.3 billion and $3.5 billion at March 31, 2016, and December 31, 2015, respectively.

Transfers between levels for instruments carried at fair value on a recurring basis
For the three months ended March 31, 2016 and 2015, there were no individually significant transfers between levels 1 and 2, or between level 2 and level 3.
All transfers are assumed to occur at the beginning of the quarterly reporting period in which they occur.
Level 3 valuations
For further information on the Firm’s valuation process and a detailed discussion of the determination of fair value for individual financial instruments, see Note 3 of JPMorgan Chase’s 2015 Annual Report.
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
For the Firm’s derivatives and structured notes positions classified within level 3 at March 31, 2016, interest rate correlation inputs used in estimating fair value were concentrated towards the upper end of the range presented; equities correlation inputs were concentrated at the upper end of the range; the credit correlation inputs were distributed across the range presented; and the foreign exchange correlation inputs were concentrated at the top end of the range presented. In addition, the interest rate volatility inputs and the foreign exchange correlation inputs used in estimating fair value were each concentrated at the upper end of the range presented. The equity volatilities are concentrated in the lower half end of the range. The forward commodity prices used in estimating the fair value of commodity derivatives were concentrated in the middle of the range presented.

Level 3 inputs(a)
March 31, 2016 (in millions, except for ratios and basis points)
Product/Instrument	Fair value	Principal valuation technique	Unobservable inputs	Range of input values			Weighted average
Residential mortgage-backed securities and loans	$4,630	Discounted cash flows	Yield	3%	–	17%	5%
			Prepayment speed	0%	–	20%	6%
			Conditional default rate	0%	–	20%	3%
			Loss severity	0%	–	100%	30%
Commercial mortgage-backed securities and loans(b)	2,557	Discounted cash flows	Yield	1%	–	25%	6%
			Conditional default rate	0%	–	100%	27%
			Loss severity	40%			40%
Corporate debt securities, obligations of U.S. states and municipalities, and other(c)	2,534	Discounted cash flows	Credit spread	50 bps	–	225 bps	168 bps
			Yield	2%	–	20%	6%
	3,233	Market comparables	Price	$—	–	$238	$91
Net interest rate derivatives	846	Option pricing	Interest rate correlation	(30)%	–	96%
			Interest rate spread volatility	3%	–	38%
Net credit derivatives(b)(c)	402	Discounted cash flows	Credit correlation	30%	–	85%
Net foreign exchange derivatives	(1,032)	Option pricing	Foreign exchange correlation	0%	–	70%
Net equity derivatives	(2,055)	Option pricing	Equity volatility	15%	–	70%
Net commodity derivatives	(952)	Discounted cash flows	Forward commodity price	$23	–	$45 per barrel
Collateralized loan obligations	752	Discounted cash flows	Credit spread	425 bps	–	705 bps	454 bps
			Prepayment speed	20%			20%
			Conditional default rate	2%			2%
			Loss severity	40%			40%
	133	Market comparables	Price	$—	–	$100	$57
MSRs	5,658	Discounted cash flows	Refer to Note 16
Private equity investments	1,644	Market comparables	EBITDA multiple	6.0 x	–	9.9 x	7.8 x
			Liquidity adjustment	0%	–	23%	9%
Long-term debt, other borrowed funds, and deposits(d)	15,069	Option pricing	Interest rate correlation	(30)%	–	96%
			Interest rate spread volatility	3%	–	38%
			Foreign exchange correlation	0%	–	70%
			Equity correlation	(50)%	–	80%
	505	Discounted cash flows	Credit correlation	30%	–	85%
Beneficial interests issued by consolidated VIEs(e)	649	Discounted Cash Flows	Yield	3%	–	7%	4%
			Prepayment Speed	7%	–	8%	7%
			Conditional default rate	2%	–	20%	3%
			Loss severity	30%	–	30%	30%

(a)	The categories presented in the table have been aggregated based upon the product type, which may differ from their classification on the Consolidated balance sheets.

(b)
The unobservable inputs and associated input ranges for approximately $320 million of credit derivative receivables and $283 million of credit derivative payables with underlying commercial mortgage risk have been included in the inputs and ranges provided for commercial mortgage-backed securities (“MBS”) and loans.

(c)
The unobservable inputs and associated input ranges for approximately $397 million of credit derivative receivables and $361 million of credit derivative payables with underlying asset-backed securities (“ABS”) risk have been included in the inputs and ranges provided for corporate debt securities, obligations of U.S. states and municipalities and other.

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
Changes in and ranges of unobservable inputs
For a discussion of the impact on fair value of changes in unobservable inputs and the relationships between unobservable inputs as well as a description of attributes of the underlying instruments and external market factors that affect the range of inputs used in the valuation of the Firm’s positions see Note 3 of JPMorgan Chase’s 2015 Annual Report.
Changes in level 3 recurring fair value measurements
The following tables include a rollforward of the Consolidated balance sheets amounts (including changes in fair value) for financial instruments classified by the Firm within level 3 of the fair value hierarchy for the three months ended March 31, 2016 and 2015. When a determination is made to classify a financial instrument within level 3, the determination is based on the significance of the unobservable parameters to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. Also, the Firm risk-manages the observable components of level 3 financial instruments using securities and derivative positions that are classified within level 1 or 2 of the fair value hierarchy; as these level 1 and level 2 risk management instruments are not included below, the gains or losses in the following tables do not reflect the effect of the Firm’s risk management activities related to such level 3 instruments.

	Fair value measurements using significant unobservable inputs
Three months ended March 31, 2016 (in millions)	Fair value at January 1, 2016	Total realized/unrealized gains/(losses)						Transfers into and/or out of level 3(i)	Fair value at March 31, 2016	Change in unrealized gains/(losses) related to financial instruments held at March 31, 2016
				Purchases(g)	Sales		Settlements(h)
Assets:
Federal funds sold and securities purchased under resale agreements	$—	$—		$—	$—		$—	$4	$4	$—
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	715	(50)		128	(158)		(30)	45	650	(53)
Residential – nonagency	194	—		34	(36)		(5)	(1)	186	(3)
Commercial – nonagency	115	(5)		50	(5)		—	40	195	(4)
Total mortgage-backed securities	1,024	(55)		212	(199)		(35)	84	1,031	(60)
Obligations of U.S. states and municipalities	651	5		36	(66)		(6)	—	620	5
Non-U.S. government debt securities	74	10		4	(32)		—	(16)	40	7
Corporate debt securities	736	22		79	(55)		(57)	(71)	654	24
Loans	6,604	29		444	(411)		(304)	414	6,776	8
Asset-backed securities	1,832	1		177	(136)		(875)	191	1,190	(8)
Total debt instruments	10,921	12		952	(899)		(1,277)	602	10,311	(24)
Equity securities	265	6		31	(9)		(19)	5	279	3
Other	744	(9)		184	(143)		(6)	(47)	723	38
Total trading assets – debt and equity instruments	11,930	9	(c)	1,167	(1,051)		(1,302)	560	11,313	17	(c)
Net derivative receivables:(a)
Interest rate	876	206		44	(8)		(262)	(10)	846	7
Credit	549	(246)		—	(1)		69	31	402	(210)
Foreign exchange	(725)	(247)		—	(15)		(42)	(3)	(1,032)	(265)
Equity	(1,514)	(352)		70	(107)		78	(230)	(2,055)	(399)
Commodity	(935)	(8)		—	—		(11)	2	(952)	(28)
Total net derivative receivables	(1,749)	(647)	(c)	114	(131)		(168)	(210)	(2,791)	(895)	(c)
Available-for-sale securities:
Asset-backed securities	823	(8)		—	—		(6)	—	809	(8)
Other	1	—		—	—		—	—	1	—
Total available-for-sale securities	824	(8)	(d)	—	—		(6)	—	810	(8)	(d)
Loans	1,518	22	(c)	—	—		(218)	(313)	1,009	22	(c)
Mortgage servicing rights	6,608	(752)	(e)	107	(64)		(241)	—	5,658	(752)	(e)
Other assets:
Private equity investments	1,657	45	(c)	14	(16)		(56)	—	1,644	38	(c)
All other	744	(13)	(f)	—	—		(24)	—	707	(11)	(f)

	Fair value measurements using significant unobservable inputs
Three months ended March 31, 2016 (in millions)	Fair value at January 1, 2016	Total realized/unrealized (gains)/losses						Transfers into and/or out of level 3(i)	Fair value at March 31, 2016	Change in unrealized (gains)/losses related to financial instruments held at March 31, 2016
				Purchases	Sales	Issuances	Settlements(h)
Liabilities:(b)
Deposits	$2,950	$42	(c)	$—	$—	$166	$(509)	$(230)	$2,419	$57	(c)
Federal funds purchased and securities loaned or sold under repurchase agreements	—	—		—	—	—	—	6	6	—
Other borrowed funds	639	(125)	(c)	—	—	257	(199)	(4)	568	(42)	(c)
Trading liabilities – debt and equity instruments	63	(4)	(c)	—	1	—	(3)	(5)	52	—	(c)
Accounts payable and other liabilities	19	—		—	—	—	(3)	—	16	—
Beneficial interests issued by consolidated VIEs	549	8	(c)	—	—	143	(51)	—	649	8	(c)
Long-term debt	11,613	439	(c)	—	—	2,161	(1,397)	(229)	12,587	330	(c)

	Fair value measurements using significant unobservable inputs
Three months ended March 31, 2015 (in millions)	Fair value at Jan 1, 2015	Total realized/unrealized gains/(losses)						Transfers into and/or out of level 3(i)	Fair value at March 31, 2015	Change in unrealized gains/(losses) related to financial instruments held at March 31, 2015
				Purchases(g)	Sales		Settlements(h)
Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$922	$(53)		$74	$(17)		$(40)	$2	$888	$(52)
Residential – nonagency	663	(10)		152	(347)		(6)	(3)	449	(34)
Commercial – nonagency	306	(11)		82	(151)		(8)	(7)	211	(16)
Total mortgage-backed securities	1,891	(74)		308	(515)		(54)	(8)	1,548	(102)
Obligations of U.S. states and municipalities	1,273	10		144	(71)		(25)	—	1,331	8
Non-U.S. government debt securities	302	1		101	(92)		(31)	(101)	180	1
Corporate debt securities	2,989	(55)		533	(496)		(92)	(120)	2,759	(26)
Loans	13,287	(285)		736	(1,997)		(469)	(509)	10,763	(275)
Asset-backed securities	1,264	(37)		559	(521)		32	(64)	1,233	(44)
Total debt instruments	21,006	(440)		2,381	(3,692)		(639)	(802)	17,814	(438)
Equity securities	431	38		29	(110)		(3)	(68)	317	31
Physical commodities	2	—		—	—		—	—	2	—
Other	1,050	8		661	(584)		(79)	(17)	1,039	15
Total trading assets – debt and equity instruments	22,489	(394)	(c)	3,071	(4,386)		(721)	(887)	19,172	(392)	(c)
Net derivative receivables:(a)
Interest rate	626	142		309	(74)		(255)	(98)	650	308
Credit	189	77		9	(3)		19	(16)	275	75
Foreign exchange	(526)	827		5	(3)		201	203	707	779
Equity	(1,785)	(476)		208	(289)		(355)	(48)	(2,745)	(484)
Commodity	(565)	(40)		—	—		(98)	(32)	(735)	(49)
Total net derivative receivables	(2,061)	530	(c)	531	(369)		(488)	9	(1,848)	629	(c)
Available-for-sale securities:
Asset-backed securities	908	(9)		49	(43)		(24)	—	881	(4)
Other	129	—		—	—		(7)	—	122	—
Total available-for-sale securities	1,037	(9)	(d)	49	(43)		(31)	—	1,003	(4)	(d)
Loans	2,541	(205)	(c)	120	(83)		(151)	—	2,222	(205)	(c)
Mortgage servicing rights	7,436	(579)	(e)	156	(157)		(215)	—	6,641	(579)	(e)
Other assets:
Private equity investments	2,225	35	(c)	—	—		(61)	(126)	2,073	(1)	(c)
All other	959	(1)	(f)	55	(87)		(36)	—	890	2	(f)

	Fair value measurements using significant unobservable inputs
Three months ended March 31, 2015 (in millions)	Fair value at Jan 1, 2015	Total realized/unrealized (gains)/losses						Transfers into and/or out of level 3(i)	Fair value at March 31, 2015	Change in unrealized (gains)/losses related to financial instruments held at March 31, 2015
				Purchases	Sales	Issuances	Settlements(h)
Liabilities:(b)
Deposits	$2,859	$92	(c)	$—	$—	$775	$(115)	$(271)	$3,340	$88	(c)
Other borrowed funds	1,453	(119)	(c)	—	—	1,048	(981)	(285)	1,116	(110)	(c)
Trading liabilities – debt and equity instruments	72	3	(c)	(108)	126	—	(9)	(2)	82	2	(c)
Accounts payable and other liabilities	26	—	(f)	—	—	—	(3)	—	23	—	(f)
Beneficial interests issued by consolidated VIEs	1,146	(53)	(c)	—	—	2	(72)	—	1,023	(47)	(c)
Long-term debt	11,877	(105)	(c)	—	—	2,837	(2,383)	(223)	12,003	(96)	(c)

(a)	All level 3 derivatives are presented on a net basis, irrespective of the underlying counterparty.

(b)
Level 3 liabilities as a percentage of total Firm liabilities accounted for at fair value (including liabilities measured at fair value on a nonrecurring basis) were 12% at March 31, 2016 and 13% at December 31, 2015.

(c)
Predominantly reported in principal transactions revenue, except for changes in fair value for Consumer & Community Banking mortgage loans, lending-related commitments originated with the intent to sell, and mortgage loan purchase commitments, which are reported in mortgage fees and related income.

(d)
Realized gains/(losses) on available-for-sale (“AFS”) securities, as well as other-than-temporary impairment losses that are recorded in earnings, are reported in securities gains. Unrealized gains/(losses) are reported in other comprehensive income (“OCI”). Realized gains/(losses) and foreign exchange hedge accounting adjustments recorded in income on AFS securities were zero and $(7) million for the three months ended March 31, 2016 and 2015 respectively. Unrealized gains/(losses) recorded on AFS securities in OCI were $(8) million and $(2) million for the three months ended March 31, 2016 and 2015, respectively.

(e)	Changes in fair value for Consumer & Community Banking (“CCB”) mortgage servicing rights are reported in mortgage fees and related income.

(f)	Predominantly reported in other income.

(g)	Loan originations are included in purchases.

(h)	Includes financial assets and liabilities that have matured, been partially or fully repaid, impacts of modifications, and deconsolidations associated with beneficial interests in VIEs.

(i)	All transfers into and/or out of level 3 are assumed to occur at the beginning of the quarterly reporting period in which they occur.

Level 3 analysis
Consolidated balance sheets changes
Level 3 assets (including assets measured at fair value on a nonrecurring basis) were 1.2% of total Firm assets at March 31, 2016. The following describes significant changes to level 3 assets since December 31, 2015, for those items measured at fair value on a recurring basis. For further information on changes impacting items measured at fair value on a nonrecurring basis, see Assets and liabilities measured at fair value on a nonrecurring basis on page 85.
Three months ended March 31, 2016
Level 3 assets were $28.5 billion at March 31, 2016, reflecting a decrease of $2.8 billion from December 31, 2015, largely due to settlements within trading assets and a decrease in the fair value of MSRs. For further information on MSRs, see Note 16.
Gains and losses
The following describes significant components of total realized/unrealized gains/(losses) for instruments measured at fair value on a recurring basis for the periods indicated. For further information on these instruments, see Changes in level 3 recurring fair value measurements rollforward tables on pages 82–84.
Three months ended March 31, 2016

•	$1.3 billion of net losses on assets and $360 million of net losses on liabilities, respectively, none of which were individually significant.
Three months ended March 31, 2015

•	$623 million of net losses and $182 million of net gains on assets and liabilities, respectively, none of which were individually significant.

Credit & funding adjustments — derivatives
Derivatives are generally valued using models that use as their basis observable market parameters. These market parameters generally do not consider factors such as counterparty nonperformance risk, the Firm’s own credit quality, and funding costs. Therefore, it is generally necessary to make adjustments to the base estimate of fair value to reflect these factors.
Credit valuation adjustments (“CVA”) represents the adjustment, relative to the relevant benchmark interest rate, necessary to reflect counterparty nonperformance risk. The Firm estimates CVA using a scenario analysis to estimate the expected credit exposure across all of the Firm’s positions with each counterparty, and then estimates losses as a result of a counterparty credit event. The key inputs to this methodology are (i) the expected positive exposure to each counterparty based on a simulation that assumes the current population of existing derivatives with each counterparty remains unchanged and considers contractual factors designed to mitigate the Firm’s credit exposure, such as collateral and legal rights of offset; (ii) the probability of a default event occurring for each counterparty, as derived from observed or estimated credit default swaps (“CDS”) spreads; and (iii) estimated recovery rates implied by CDS spreads, adjusted to consider the differences in recovery rates as a derivative creditor relative to those reflected in CDS spreads, which generally reflect senior unsecured creditor risk.
Debit valuation adjustments (“DVA”) represents the adjustment, relative to the relevant benchmark interest rate, necessary to reflect the credit quality of the Firm. The derivative DVA calculation methodology is generally consistent with the CVA methodology described above and incorporates JPMorgan Chase’s credit spread as observed through the CDS market to estimate the probability of default and loss given default as a result of a systemic event affecting the Firm.
Funding valuation adjustments (“FVA”) represents the adjustment to reflect the impact of funding and is recognized where there is evidence that a market participant in the principal market would incorporate it in a transfer of the instrument. The Firm’s FVA framework, applied to uncollateralized (including partially collateralized) over-the-counter (“OTC”) derivatives, leverages its existing CVA and DVA calculation methodologies, and considers the fact that the Firm’s own credit risk is a significant component of funding costs.
The key inputs to FVA are: (i) the expected funding requirements arising from the Firm’s positions with each counterparty and collateral arrangements; (ii) for assets, the estimated market funding cost in the principal market; and (iii) for liabilities, the hypothetical market funding cost for a transfer to a market participant with a similar credit standing as the Firm. For collateralized derivatives, the fair value is estimated by discounting expected future cash flows at the relevant overnight indexed swap (“OIS”) rate given the underlying collateral agreement with the counterparty, and therefore a separate FVA is not necessary.
The following table provides the impact of credit and funding adjustments on principal transactions revenue in the respective periods, excluding the effect of any associated hedging activities. The DVA and FVA reported below include the impact of the Firm’s own credit quality on the inception value of liabilities as well as the impact of changes in the Firm’s own credit quality over time.

	Three months ended March 31,
(in millions)	2016	2015
Credit adjustments:
Derivatives CVA	$(588)	$181
Derivatives DVA and FVA	(166)	(141)
Valuation adjustments on fair value option elected liabilities
The valuation of the Firm’s liabilities for which the fair value option has been elected requires consideration of the Firm’s own credit risk. DVA on fair value option elected liabilities is measured using (i) the current fair value of the liability and (ii) changes (subsequent to the issuance of the liability) in the Firm’s probability of default and loss given default, which are estimated based on changes in the Firm’s credit spread observed in the bond market. Effective January 1, 2016, the effect of DVA on fair value option elected liabilities is recognized in OCI. See Note 19 for further information.

Assets and liabilities measured at fair value on a nonrecurring basis
At March 31, 2016 and 2015, assets measured at fair value on a nonrecurring basis were $597 million and $3.5 billion, respectively, which predominantly consisted of loans that had fair value adjustments in the first three months of both 2016 and 2015. At March 31, 2016, $314 million and $283 million of these loans were classified in levels 2 and 3 of the fair value hierarchy, respectively. At March 31, 2015, $1.3 billion and $2.2 billion of these loans were classified in levels 2 and 3 of the fair value hierarchy, respectively. Liabilities measured at fair value on a nonrecurring basis were not significant at March 31, 2016 and 2015. For the three months ended March 31, 2016 there were no significant transfers between levels 1, 2 and 3 related to assets held at the balance sheet date.
Of the $283 million of level 3 assets measured at fair value on a nonrecurring basis as of March 31, 2016:

•
$136 million related to residential real estate loans measured at the net realizable value of the underlying collateral (i.e., collateral-dependent loans and other loans charged off in accordance with regulatory guidance). These amounts are classified as level 3 as they are valued using a broker’s price opinion and discounted based upon the Firm’s experience with actual liquidation values. These discounts to the broker price opinions ranged from 8% to 38%, with a weighted average of 21%.

The total change in the recorded value of assets and liabilities for which a fair value adjustment has been included in the Consolidated statements of income for the three months ended March 31, 2016 and 2015, related to financial instruments held at those dates, was a reduction of $71 million and $88 million, respectively.
For information about the measurement of impaired collateral-dependent loans, and other loans where the carrying value is based on the fair value of the underlying collateral (e.g., residential mortgage loans charged off in accordance with regulatory guidance), see Note 14 of JPMorgan Chase’s 2015 Annual Report.

Additional disclosures about the fair value of financial instruments that are not carried on the Consolidated balance sheets at fair value
The following table presents the carrying values and estimated fair values at March 31, 2016, and December 31, 2015, of financial assets and liabilities, excluding financial instruments which are carried at fair value on a recurring basis, and their classification within the fair value hierarchy. For additional information regarding the financial instruments within the scope of this disclosure, and the methods and significant assumptions used to estimate their fair value, see Note 3 of JPMorgan Chase’s 2015 Annual Report.

	March 31, 2016					December 31, 2015
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value
Financial assets
Cash and due from banks	$18.2	$18.2	$—	$—	$18.2	$20.5	$20.5	$—	$—	$20.5
Deposits with banks	360.2	354.1	6.1	—	360.2	340.0	335.9	4.1	—	340.0
Accrued interest and accounts receivable	57.6	—	57.4	0.2	57.6	46.6	—	46.4	0.2	46.6
Federal funds sold and securities purchased under resale agreements	199.1	—	198.9	0.2	199.1	189.5	—	189.5	—	189.5
Securities borrowed	102.9	—	102.9	—	102.9	98.3	—	98.3	—	98.3
Securities, held-to-maturity(a)	47.9	—	50.2	—	50.2	49.1	—	50.6	—	50.6
Loans, net of allowance for loan losses(b)	831.4	—	24.5	813.2	837.7	820.8	—	25.4	802.7	828.1
Other	71.4	0.1	61.6	14.3	76.0	66.0	0.1	56.3	14.3	70.7
Financial liabilities
Deposits	$1,309.8	$—	$1,308.3	$1.6	$1,309.9	$1,267.2	$—	$1,266.1	$1.2	$1,267.3
Federal funds purchased and securities loaned or sold under repurchase agreements	157.6	—	156.8	0.7	157.5	149.2	—	149.2	—	149.2
Commercial paper	17.5	—	17.5	—	17.5	15.6	—	15.6	—	15.6
Other borrowed funds	10.1	—	10.1	—	10.1	11.2	—	11.2	—	11.2
Accounts payable and other liabilities	148.4	—	145.6	2.6	148.2	144.6	—	141.7	2.8	144.5
Beneficial interests issued by consolidated VIEs(c)	38.0	—	37.2	0.8	38.0	41.1	—	40.2	0.9	41.1
Long-term debt and junior subordinated deferrable interest debentures(d)	255.6	—	259.8	4.3	264.1	255.6	—	257.4	4.3	261.7

(a)	Carrying value reflects unamortized discount or premium.

(b)
Fair value is typically estimated using a discounted cash flow model that incorporates the characteristics of the underlying loans (including principal, contractual interest rate and contractual fees) and other key inputs, including expected lifetime credit losses, interest rates, prepayment rates, and primary origination or secondary market spreads. For certain loans, the fair value is measured based on the value of the underlying collateral. The difference between the estimated fair value and carrying value of a financial asset or liability is the result of the different methodologies used to determine fair value as compared with carrying value. For example, credit losses are estimated for a financial asset’s remaining life in a fair value calculation but are estimated for a loss emergence period in the allowance for loan loss calculation; future loan income (interest and fees) is incorporated in a fair value calculation but is generally not considered in the allowance for loan losses. For a further discussion of the Firm’s methodologies for estimating the fair value of loans and lending-related commitments, see Valuation hierarchy on pages 185–188 of JPMorgan Chase’s 2015 Annual Report.

(c)	Carrying value reflects unamortized issuance costs.

(d)	Carrying value reflects unamortized premiums and discounts, issuance costs, and other valuation adjustments.
The majority of the Firm’s lending-related commitments are not carried at fair value on a recurring basis on the Consolidated balance sheets, nor are they actively traded. The carrying value of the allowance and the estimated fair value of the Firm’s wholesale lending-related commitments were as follows for the periods indicated.

	March 31, 2016					December 31, 2015
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value(a)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value(a)	Level 1	Level 2	Level 3	Total estimated fair value
Wholesale lending-related commitments	$1.0	$—	$—	$2.9	$2.9	$0.8	$—	$—	$3.0	$3.0

(a)	Excludes the current carrying values of the guarantee liability and the offsetting asset, each of which are recognized at fair value at the inception of guarantees.
The Firm does not estimate the fair value of consumer lending-related commitments. In many cases, the Firm can reduce or cancel these commitments by providing the borrower notice or, in some cases as permitted by law, without notice. For a further discussion of the valuation of lending-related commitments, see page 186 of JPMorgan Chase’s 2015 Annual Report.

Note 4 – Fair value option
For a discussion of the primary financial instruments for which the fair value option was elected, including the basis for those elections and the determination of instrument-specific credit risk, where relevant, see Note 4 of JPMorgan Chase’s 2015 Annual Report.
Changes in fair value under the fair value option election
The following table presents the changes in fair value included in the Consolidated statements of income for the three months ended March 31, 2016 and 2015, for items for which the fair value option was elected. The profit and loss information presented below only includes the financial instruments that were elected to be measured at fair value; related risk management instruments, which are required to be measured at fair value, are not included in the table.

	Three months ended March 31,
	2016				2015
(in millions)	Principal transactions	All other income		Total changes in fair value recorded	Principal transactions	All other income		Total changes in fair value recorded
Federal funds sold and securities purchased under resale agreements(a)	$68	$—		$68	$73	$—		$73
Securities borrowed(a)	(2)	—		(2)	(2)	—		(2)
Trading assets:
Debt and equity instruments, excluding loans	28	(1)		27	380	—		380
Loans reported as trading assets(b):
Changes in instrument-specific credit risk	64	(2)	(e)	62	152	3	(e)	155
Other changes in fair value	116	317	(e)	433	127	280	(e)	407
Loans(b):
Changes in instrument-specific credit risk	13	—		13	1	—		1
Other changes in fair value	7	—		7	—	—		—
Other assets	12	(20)	(f)	(8)	60	6	(f)	66
Deposits(c)	(343)	—		(343)	(125)	—		(125)
Federal funds purchased and securities loaned or sold under repurchase agreements(a)	(17)	—		(17)	(9)	—		(9)
Other borrowed funds(c)	528	—		528	(9)	—		(9)
Trading liabilities	4	—		4	(2)	—		(2)
Beneficial interests issued by consolidated VIEs	7	—		7	18	—		18
Other liabilities	—	—		—	—	—		—
Long-term debt:
DVA on fair value option elected liabilities(c)	—	—		—	116	—		116
Other changes in fair value(d)	(318)	—		(318)	(378)	—		(378)

(a)
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

(b)
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

(c)
Effective January 1, 2016, unrealized gains (losses) due to instrument-specific credit risk (DVA) for liabilities for which the fair value option has been elected is recorded in other comprehensive income, while realized gains (losses) are recorded in principal transactions revenue. DVA for the three months ended March 31, 2015 was included in principal transactions revenue. See Notes 3 and 19 for further information. The amounts presented for the three months ended March 31, 2015 include the impact of the Firm’s own credit quality on the inception value of liabilities as well as the impact of changes in the Firm’s own credit quality subsequent to issuance.

(d)
Long-term debt measured at fair value predominantly relate to structured notes containing embedded derivatives. Where present, the embedded derivative is the primary driver of risk. Although the risk associated with the structured notes is actively managed, the gains/(losses) reported in this table do not include the income statement impact of the risk management instruments used to manage such risk.

(e)	Reported in mortgage fees and related income.

(f)	Reported in other income.

Difference between aggregate fair value and aggregate remaining contractual principal balance outstanding
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of March 31, 2016, and December 31, 2015, for loans, long-term debt and long-term beneficial interests for which the fair value option has been elected.

	March 31, 2016				December 31, 2015
(in millions)	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding
Loans(a)
Nonaccrual loans
Loans reported as trading assets	$3,483		$763	$(2,720)	$3,484		$631	$(2,853)
Loans	7		7	—	7		7	—
Subtotal	3,490		770	(2,720)	3,491		638	(2,853)
All other performing loans
Loans reported as trading assets	31,294		28,609	(2,685)	30,780		28,184	(2,596)
Loans	1,885		1,879	(6)	2,771		2,752	(19)
Total loans	$36,669		$31,258	$(5,411)	$37,042		$31,574	$(5,468)
Long-term debt
Principal-protected debt	$19,129	(c)	$17,987	$(1,142)	$17,910	(c)	$16,611	$(1,299)
Nonprincipal-protected debt(b)	NA		17,228	NA	NA		16,454	NA
Total long-term debt	NA		$35,215	NA	NA		$33,065	NA
Long-term beneficial interests
Nonprincipal-protected debt	NA		$670	NA	NA		$787	NA
Total long-term beneficial interests	NA		$670	NA	NA		$787	NA

(a)	There were no performing loans that were ninety days or more past due as of March 31, 2016, and December 31, 2015, respectively.

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

At March 31, 2016, and December 31, 2015, the contractual amount of letters of credit for which the fair value option was elected was $4.6 billion and $4.6 billion, respectively, with a corresponding fair value of $(88) million and $(94) million, respectively. For further information regarding off-balance sheet lending-related financial instruments, see Note 29 of JPMorgan Chase’s 2015 Annual Report, and Note 21 of this Form 10-Q.
Structured note products by balance sheet classification and risk component
The table below presents the fair value of the structured notes issued by the Firm, by balance sheet classification and the primary risk to which the structured notes’ embedded derivative relates.

	March 31, 2016				December 31, 2015
(in millions)	Long-term debt	Other borrowed funds	Deposits	Total	Long-term debt	Other borrowed funds	Deposits	Total
Risk exposure
Interest rate	$14,225	$118	$2,682	$17,025	$12,531	$58	$3,340	$15,929
Credit	3,421	733	—	4,154	3,195	547	—	3,742
Foreign exchange	2,457	329	11	2,797	1,765	77	11	1,853
Equity	14,277	7,503	5,161	26,941	14,293	8,447	4,993	27,733
Commodity	640	38	1,779	2,457	640	50	1,981	2,671
Total structured notes	$35,020	$8,721	$9,633	$53,374	$32,424	$9,179	$10,325	$51,928

Note 5 – Derivative instruments
JPMorgan Chase makes markets in derivatives for clients and also uses derivatives to hedge or manage its own risk exposures. For a further discussion of the Firm’s use of and accounting policies regarding derivative instruments, see Note 6 of JPMorgan Chase’s 2015 Annual Report.
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

The following table outlines the Firm’s primary uses of derivatives and the related hedge accounting designation or disclosure category.

Type of Derivative	Use of Derivative	Designation and disclosure	Affected segment or unit	10-Q page reference
Manage specifically identified risk exposures in qualifying hedge accounting relationships:
◦ Interest rate	Hedge fixed rate assets and liabilities	Fair value hedge	Corporate	95
◦ Interest rate	Hedge floating-rate assets and liabilities	Cash flow hedge	Corporate	95–96
◦ Foreign exchange	Hedge foreign currency-denominated assets and liabilities	Fair value hedge	Corporate	95
◦ Foreign exchange	Hedge forecasted revenue and expense	Cash flow hedge	Corporate	95–96
◦ Foreign exchange	Hedge the value of the Firm’s investments in non-U.S. subsidiaries	Net investment hedge	Corporate	96
◦ Commodity	Hedge commodity inventory	Fair value hedge	CIB	95
Manage specifically identified risk exposures not designated in qualifying hedge accounting relationships:
◦ Interest rate	Manage the risk of the mortgage pipeline, warehouse loans and MSRs	Specified risk management	CCB	96
◦ Credit	Manage the credit risk of wholesale lending exposures	Specified risk management	CIB	96
◦ Commodity	Manage the risk of certain commodities-related contracts and investments	Specified risk management	CIB	96
◦ Interest rate and foreign exchange	Manage the risk of certain other specified assets and liabilities	Specified risk management	Corporate	96
Market-making derivatives and other activities:
◦ Various	Market-making and related risk management	Market-making and other	CIB	96
◦ Various	Other derivatives	Market-making and other	CIB, Corporate	96

Notional amount of derivative contracts
The following table summarizes the notional amount of derivative contracts outstanding as of March 31, 2016, and December 31, 2015.

	Notional amounts(b)
(in billions)	March 31, 2016	December 31, 2015
Interest rate contracts
Swaps	$25,334	$24,162
Futures and forwards	5,355	5,167
Written options	3,355	3,506
Purchased options	3,705	3,896
Total interest rate contracts	37,749	36,731
Credit derivatives(a)	3,137	2,900
Foreign exchange contracts
Cross-currency swaps	3,360	3,199
Spot, futures and forwards	5,677	5,028
Written options	813	690
Purchased options	803	706
Total foreign exchange contracts	10,653	9,623
Equity contracts
Swaps	246	232
Futures and forwards	42	43
Written options	447	395
Purchased options	376	326
Total equity contracts	1,111	996
Commodity contracts
Swaps	80	83
Spot, futures and forwards	115	99
Written options	124	115
Purchased options	121	112
Total commodity contracts	440	409
Total derivative notional amounts	$53,090	$50,659

(a)	For more information on volumes and types of credit derivative contracts, see the Credit derivatives discussion on page 97.

(b)	Represents the sum of gross long and gross short third-party notional derivative contracts.
While the notional amounts disclosed above give an indication of the volume of the Firm’s derivatives activity, the notional amounts significantly exceed, in the Firm’s view, the possible losses that could arise from such transactions. For most derivative transactions, the notional amount is not exchanged; it is used simply as a reference to calculate payments.

Impact of derivatives on the Consolidated Balance Sheets
The following table summarizes information on derivative receivables and payables (before and after netting adjustments) that are reflected on the Firm’s Consolidated balance sheets as of March 31, 2016, and December 31, 2015, by accounting designation (e.g., whether the derivatives were designated in qualifying hedge accounting relationships or not) and contract type.

Free-standing derivative receivables and payables(a)
	Gross derivative receivables				Gross derivative payables
March 31, 2016 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables(b)	Not designated as hedges	Designated as hedges	Total derivative payables	Net derivative payables(b)
Trading assets and liabilities
Interest rate	$852,042	$6,318	$858,360	$35,610	$813,774	$3,465	$817,239	$16,553
Credit	48,621	—	48,621	1,094	47,991	—	47,991	1,072
Foreign exchange	208,145	393	208,538	18,932	213,154	2,497	215,651	21,935
Equity	38,647	—	38,647	6,265	40,081	—	40,081	8,410
Commodity	21,860	230	22,090	8,308	25,060	107	25,167	11,349
Total fair value of trading assets and liabilities	$1,169,315	$6,941	$1,176,256	$70,209	$1,140,060	$6,069	$1,146,129	$59,319

	Gross derivative receivables				Gross derivative payables
December 31, 2015 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables(b)	Not designated as hedges	Designated as hedges	Total derivative payables	Net derivative payables(b)
Trading assets and liabilities
Interest rate	$665,531	$4,080	$669,611	$26,363	$632,928	$2,238	$635,166	$10,221
Credit	51,468	—	51,468	1,423	50,529	—	50,529	1,541
Foreign exchange	179,072	803	179,875	17,177	189,397	1,503	190,900	19,769
Equity	35,859	—	35,859	5,529	38,663	—	38,663	9,183
Commodity	23,713	1,352	25,065	9,185	27,653	1	27,654	12,076
Total fair value of trading assets and liabilities	$955,643	$6,235	$961,878	$59,677	$939,170	$3,742	$942,912	$52,790

(a)	Balances exclude structured notes for which the fair value option has been elected. See Note 4 for further information.

(b)
As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral receivables and payables when a legally enforceable master netting agreement exists.

Derivatives netting
The following tables present, as of March 31, 2016, and December 31, 2015, gross and net derivative receivables and payables by contract and settlement type. Derivative receivables and payables, as well as the related cash collateral from the same counterparty have been netted on the Consolidated balance sheets where the Firm has obtained an appropriate legal opinion with respect to the master netting agreement. Where such a legal opinion has not been either sought or obtained, amounts are not eligible for netting on the Consolidated balance sheets, and those derivative receivables and payables are shown separately in the tables below.
In addition to the cash collateral received and transferred that is presented on a net basis with derivative receivables and payables, the Firm receives and transfers additional collateral (financial instruments and cash). These amounts mitigate counterparty credit risk associated with the Firm’s derivative instruments, but are not eligible for net presentation:

•
collateral that consists of non-cash financial instruments (generally U.S. government and agency securities and other Group of Seven Nations (“G7”) government bonds) and cash collateral held at third party custodians, which are shown separately as “Collateral not nettable on the Consolidated balance sheets” in the tables below, up to the fair value exposure amount.

•	the amount of collateral held or transferred that exceeds the fair value exposure at the individual counterparty level, as of the date presented, which is excluded from the tables below.

•
collateral held or transferred that relates to derivative receivables or payables where an appropriate legal opinion has not been either sought or obtained with respect to the master netting agreement, which is excluded from the tables below.

	March 31, 2016				December 31, 2015
(in millions)	Gross derivative receivables	Amounts netted on the Consolidated balance sheets		Net derivative receivables	Gross derivative receivables	Amounts netted on the Consolidated balance sheets		Net derivative receivables
U.S. GAAP nettable derivative receivables
Interest rate contracts:
OTC	$499,287	$(470,211)		$29,076	$417,386	$(396,506)		$20,880
OTC–cleared	352,341	(352,283)		58	246,750	(246,742)		8
Exchange-traded(a)	280	(256)		24	—	—		—
Total interest rate contracts	851,908	(822,750)		29,158	664,136	(643,248)		20,888
Credit contracts:
OTC	39,794	(39,294)		500	44,082	(43,182)		900
OTC–cleared	8,286	(8,233)		53	6,866	(6,863)		3
Total credit contracts	48,080	(47,527)		553	50,948	(50,045)		903
Foreign exchange contracts:
OTC	203,546	(189,295)		14,251	175,060	(162,377)		12,683
OTC–cleared	352	(285)		67	323	(321)		2
Exchange-traded(a)	165	(26)		139	—	—		—
Total foreign exchange contracts	204,063	(189,606)		14,457	175,383	(162,698)		12,685
Equity contracts:
OTC	22,431	(21,450)		981	20,690	(20,439)		251
OTC–cleared	—	—		—	—	—		—
Exchange-traded(a)	14,289	(10,932)		3,357	12,285	(9,891)		2,394
Total equity contracts	36,720	(32,382)		4,338	32,975	(30,330)		2,645
Commodity contracts:
OTC	13,281	(5,717)		7,564	15,001	(6,772)		8,229
OTC–cleared	—	—		—	—	—		—
Exchange-traded(a)	8,107	(8,065)		42	9,199	(9,108)		91
Total commodity contracts	21,388	(13,782)		7,606	24,200	(15,880)		8,320
Derivative receivables with appropriate legal opinion	$1,162,159	$(1,106,047)	(b)	$56,112	$947,642	$(902,201)	(b)	$45,441
Derivative receivables where an appropriate legal opinion has not been either sought or obtained	14,097			14,097	14,236			14,236
Total derivative receivables recognized on the Consolidated balance sheets	$1,176,256			$70,209	$961,878			$59,677
Collateral not nettable on the Consolidated balance sheets(c)(d)				$(15,711)				$(13,543)
Net amounts				$54,498				$46,134

	March 31, 2016				December 31, 2015
(in millions)	Gross derivative payables	Amounts netted on the Consolidated balance sheets		Net derivative payables	Gross derivative payables	Amounts netted on the Consolidated balance sheets		Net derivative payables
U.S. GAAP nettable derivative payables
Interest rate contracts:
OTC	$470,034	$(454,971)		$15,063	$393,709	$(384,576)		$9,133
OTC–cleared	345,794	(345,590)		204	240,398	(240,369)		29
Exchange-traded(a)	142	(125)		17	—	—		—
Total interest rate contracts	815,970	(800,686)		15,284	634,107	(624,945)		9,162
Credit contracts:
OTC	40,214	(39,379)		835	44,379	(43,019)		1,360
OTC–cleared	7,540	(7,540)		—	5,969	(5,969)		—
Total credit contracts	47,754	(46,919)		835	50,348	(48,988)		1,360
Foreign exchange contracts:
OTC	208,692	(193,544)		15,148	185,178	(170,830)		14,348
OTC–cleared	162	(162)		—	301	(301)		—
Exchange-traded(a)	96	(10)		86	—	—		—
Total foreign exchange contracts	208,950	(193,716)		15,234	185,479	(171,131)		14,348
Equity contracts:
OTC	24,328	(20,739)		3,589	23,458	(19,589)		3,869
OTC–cleared	—	—		—	—	—		—
Exchange-traded(a)	12,202	(10,932)		1,270	10,998	(9,891)		1,107
Total equity contracts	36,530	(31,671)		4,859	34,456	(29,480)		4,976
Commodity contracts:
OTC	15,319	(5,753)		9,566	16,953	(6,256)		10,697
OTC–cleared	—	—		—	—	—		—
Exchange-traded(a)	8,352	(8,065)		287	9,374	(9,322)		52
Total commodity contracts	23,671	(13,818)		9,853	26,327	(15,578)		10,749
Derivative payables with appropriate legal opinions	$1,132,875	$(1,086,810)	(b)	$46,065	$930,717	$(890,122)	(b)	$40,595
Derivative payables where an appropriate legal opinion has not been either sought or obtained	13,254			13,254	12,195			12,195
Total derivative payables recognized on the Consolidated balance sheets	$1,146,129			$59,319	$942,912			$52,790
Collateral not nettable on the Consolidated balance sheets(c)(d)(e)				$(10,501)				$(7,957)
Net amounts				$48,818				$44,833

(a)	Exchange-traded derivative balances that relate to futures contracts are settled daily.

(b)
Net derivatives receivable included cash collateral netted of $84.5 billion and $73.7 billion at March 31, 2016, and December 31, 2015, respectively. Net derivatives payable included cash collateral netted of $65.3 billion and $61.6 billion related to OTC and OTC-cleared derivatives at March 31, 2016, and December 31, 2015, respectively.

(c)	Excludes all collateral related to derivative instruments where an appropriate legal opinion has not been either sought or obtained.

(d)
Represents liquid security collateral as well as cash collateral held at third party custodians related to derivative instruments where an appropriate legal opinion has been obtained. For some counterparties, the collateral amounts of financial instruments may exceed the derivative receivables and derivative payables balances. Where this is the case, the total amount reported is limited to the net derivative receivables and net derivative payables balances with that counterparty.

(e)	Derivative payables collateral relates only to OTC and OTC-cleared derivative instruments. Amounts exclude collateral transferred related to exchange-traded derivative instruments.

Liquidity risk and credit-related contingent features
For a more detailed discussion of liquidity risk and credit-related contingent features related to the Firm’s derivative contracts, see Note 6 of JPMorgan Chase’s 2015 Annual Report.
The following table shows the aggregate fair value of net derivative payables related to OTC and OTC-cleared derivatives that contain contingent collateral or termination features that may be triggered upon a ratings downgrade, and the associated collateral the Firm has posted in the normal course of business, at March 31, 2016, and December 31, 2015.

OTC and OTC-cleared derivative payables containing downgrade triggers
(in millions)	March 31, 2016	December 31, 2015
Aggregate fair value of net derivative payables	$21,915	$22,328
Collateral posted	18,635	18,942

The following table shows the impact of a single-notch and two-notch downgrade of the long-term issuer ratings of JPMorgan Chase & Co. and its subsidiaries, predominantly JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank, N.A.”), at March 31, 2016, and December 31, 2015, related to OTC and OTC-cleared derivative contracts with contingent collateral or termination features that may be triggered upon a ratings downgrade. Derivatives contracts generally require additional collateral to be posted or terminations to be triggered when the predefined threshold rating is breached. A downgrade by a single rating agency that does not result in a rating lower than a preexisting corresponding rating provided by another major rating agency will generally not result in additional collateral, (except in certain instances in which additional initial margin may be required upon a ratings downgrade), nor in termination payments requirements. The liquidity impact in the table is calculated based upon a downgrade below the lowest current rating of the rating agencies referred to in the derivative contract.

Liquidity impact of downgrade triggers on OTC and OTC-cleared derivatives
	March 31, 2016		December 31, 2015
(in millions)	Single-notch downgrade	Two-notch downgrade	Single-notch downgrade	Two-notch downgrade
Amount of additional collateral to be posted upon downgrade(a)	$734	$2,898	$807	$3,028
Amount required to settle contracts with termination triggers upon downgrade(b)	339	978	271	1,093

(a)	Includes the additional collateral to be posted for initial margin.

(b)	Amounts represent fair values of derivative payables, and do not reflect collateral posted.
Derivatives executed in contemplation of a sale of the underlying financial asset
In certain instances the Firm enters into transactions in which it transfers financial assets but maintains the economic exposure to the transferred assets by entering into a derivative with the same counterparty in contemplation of the initial transfer. The Firm generally accounts for such transfers as collateralized financing transactions as described in Note 12, but in limited circumstances they may qualify to be accounted for as a sale and a derivative under U.S. GAAP. The amount of such transfers accounted for as a sale where the associated derivative was outstanding at March 31, 2016 was not material.

Impact of derivatives on the Consolidated statements of income
The following tables provide information related to gains and losses recorded on derivatives based on their hedge accounting designation or purpose.
Fair value hedge gains and losses

The following tables present derivative instruments, by contract type, used in fair value hedge accounting relationships, as well as pretax gains/(losses) recorded on such derivatives and the related hedged items for the three months ended March 31, 2016 and 2015, respectively.

	Gains/(losses) recorded in income			Income statement impact due to:
Three months ended March 31, 2016 (in millions)	Derivatives	Hedged items	Total income statement impact	Hedge ineffectiveness(d)	Excluded components(e)
Contract type
Interest rate(a)	$1,378	$(1,199)	$179	$28	$151
Foreign exchange(b)	(1,298)	1,382	84	—	84
Commodity(c)	142	(138)	4	(2)	6
Total	$222	$45	$267	$26	$241

	Gains/(losses) recorded in income			Income statement impact due to:
Three months ended March 31, 2015 (in millions)	Derivatives	Hedged items	Total income statement impact	Hedge ineffectiveness(d)	Excluded components(e)
Contract type
Interest rate(a)	$606	$(248)	$358	$17	$341
Foreign exchange(b)	6,475	(6,459)	16	—	16
Commodity(c)	322	(308)	14	(6)	20
Total	$7,403	$(7,015)	$388	$11	$377

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

Cash flow hedge gains and losses

The following tables present derivative instruments, by contract type, used in cash flow hedge accounting relationships, and the pretax gains/(losses) recorded on such derivatives, for the three months ended March 31, 2016 and 2015, respectively. The Firm includes the gain/(loss) on the hedging derivative and the change in cash flows on the hedged item in the same line item in the Consolidated statements of income.

	Gains/(losses) recorded in income and other comprehensive income/(loss)
Three months ended March 31, 2016 (in millions)	Derivatives – effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income(c)	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(20)	$—	$(20)	$(74)	$(54)
Foreign exchange(b)	(35)	—	(35)	(93)	(58)
Total	$(55)	$—	$(55)	$(167)	$(112)

	Gains/(losses) recorded in income and other comprehensive income/(loss)
Three months ended March 31, 2015 (in millions)	Derivatives – effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income(c)	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(149)	$—	$(149)	$3	$152
Foreign exchange(b)	(26)	—	(26)	(52)	(26)
Total	$(175)	$—	$(175)	$(49)	$126

(a)
Primarily consists of benchmark interest rate hedges of LIBOR-indexed floating-rate assets and floating-rate liabilities. Gains and losses were recorded in net interest income, and for the forecasted transactions that the Firm determined during the three months ended March 31, 2015, were probable of not occurring, in other income.

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

The Firm did not experience any forecasted transactions that failed to occur for the three months ended March 31, 2016. In the first quarter of 2015, the Firm reclassified approximately $150 million of net losses from accumulated other comprehensive income (“AOCI”) to other income because the Firm determined that it was probable that the forecasted interest payment cash flows would not occur as a result of the planned reduction in wholesale non-operating deposits.

Over the next 12 months, the Firm expects that approximately $130 million (after-tax) of net losses recorded in AOCI at March 31, 2016, related to cash flow hedges will be recognized in income. For terminated cash flow hedges, the maximum length of time over which forecasted transactions are remaining is approximately 7 years. For open cash flow hedges, the maximum length of time over which forecasted transactions are hedged is approximately 2 years. The Firm’s longer-dated forecasted transactions relate to core lending and borrowing activities.

Net investment hedge gains and losses
The following table presents hedging instruments, by contract type, that were used in net investment hedge accounting relationships, and the pretax gains/(losses) recorded on such instruments for the three months ended March 31, 2016 and 2015.

	Gains/(losses) recorded in income and other comprehensive income/(loss)
	2016		2015
Three months ended March 31, (in millions)	Excluded components recorded directly in income(a)	Effective portion recorded in OCI	Excluded components recorded directly in income(a)	Effective portion recorded in OCI
Foreign exchange derivatives	$(85)	$(590)	$(99)	$993

(a)
Certain components of hedging derivatives are permitted to be excluded from the assessment of hedge effectiveness, such as forward points on foreign exchange forward contracts. Amounts related to excluded components are recorded in other income. The Firm measures the ineffectiveness of net investment hedge accounting relationships based on changes in spot foreign currency rates, and, therefore, there was no significant ineffectiveness for net investment hedge accounting relationships during the three months ended March 31, 2016 and 2015.

Gains and losses on derivatives used for specified risk management purposes
The following table presents pretax gains/(losses) recorded on a limited number of derivatives, not designated in hedge accounting relationships, that are used to manage risks associated with certain specified assets and liabilities, including certain risks arising from the mortgage pipeline, warehouse loans, MSRs, wholesale lending exposures, foreign currency-denominated assets and liabilities, and commodities-related contracts and investments.

	Derivatives gains/(losses) recorded in income
	Three months ended March 31,
(in millions)	2016	2015
Contract type
Interest rate(a)	$983	$683
Credit(b)	(61)	(14)
Foreign exchange(c)	(10)	(12)
Commodity(d)	—	(36)
Total	$912	$621

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

Credit derivatives
For a more detailed discussion of credit derivatives, see Note 6 of JPMorgan Chase’s 2015 Annual Report. The Firm does not use notional amounts of credit derivatives as the primary measure of risk management for such derivatives, because the notional amount does not take into account the probability of the occurrence of a credit event, the recovery value of the reference obligation, or related cash instruments and economic hedges, each of which reduces, in the Firm’s view, the risks associated with such derivatives.
Total credit derivatives and credit-related notes

	Maximum payout/Notional amount
March 31, 2016 (in millions)	Protection sold	Protection purchased with identical underlyings(b)	Net protection (sold)/purchased(c)	Other protection purchased(d)
Credit derivatives
Credit default swaps	$(1,511,148)	$1,533,524	$22,376	$13,409
Other credit derivatives(a)	(31,541)	27,455	(4,086)	20,076
Total credit derivatives	(1,542,689)	1,560,979	18,290	33,485
Credit-related notes	(36)	—	(36)	5,676
Total	$(1,542,725)	$1,560,979	$18,254	$39,161

	Maximum payout/Notional amount
December 31, 2015 (in millions)	Protection sold	Protection purchased with identical underlyings(b)	Net protection (sold)/purchased(c)	Other protection purchased(d)
Credit derivatives
Credit default swaps	$(1,386,071)	$1,402,201	$16,130	$12,011
Other credit derivatives(a)	(42,738)	38,158	(4,580)	18,792
Total credit derivatives	(1,428,809)	1,440,359	11,550	30,803
Credit-related notes	(30)	—	(30)	4,715
Total	$(1,428,839)	$1,440,359	$11,520	$35,518

(a)	Other credit derivatives predominantly consists of credit swap options.

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
The following tables summarize the notional amounts by the ratings and maturity profile, and the total fair value, of credit derivatives and credit-related notes as of March 31, 2016, and December 31, 2015, where JPMorgan Chase is the seller of protection. The maturity profile is based on the remaining contractual maturity of the credit derivative contracts. The ratings profile is based on the rating of the reference entity on which the credit derivative contract is based. The ratings and maturity profile of credit derivatives and credit-related notes where JPMorgan Chase is the purchaser of protection are comparable to the profile reflected below.

Protection sold – credit derivatives and credit-related notes ratings(a)/maturity profile
March 31, 2016 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)	Fair value of payables(b)	Net fair value
Risk rating of reference entity
Investment-grade	$(307,778)	$(736,344)	$(110,109)	$(1,154,231)	$12,619	$(7,428)	$5,191
Noninvestment-grade	(113,014)	(250,300)	(25,180)	(388,494)	11,723	(15,693)	(3,970)
Total	$(420,792)	$(986,644)	$(135,289)	$(1,542,725)	$24,342	$(23,121)	$1,221

December 31, 2015 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)	Fair value of payables(b)	Net fair value
Risk rating of reference entity
Investment-grade	$(307,211)	$(699,227)	$(46,970)	$(1,053,408)	$13,539	$(6,836)	$6,703
Noninvestment-grade	(109,195)	(245,151)	(21,085)	(375,431)	10,823	(18,891)	(8,068)
Total	$(416,406)	$(944,378)	$(68,055)	$(1,428,839)	$24,362	$(25,727)	$(1,365)

(a)	The ratings scale is primarily based on external credit ratings defined by S&P and Moody’s Investors Service (“Moody’s”).

(b)	Amounts are shown on a gross basis, before the benefit of legally enforceable master netting agreements and cash collateral received by the Firm.

Note 6 – Noninterest revenue
For a discussion of the components of and accounting policies for the Firm’s noninterest revenue, see Note 7 of JPMorgan Chase’s 2015 Annual Report.
The following table presents the components of investment banking fees.

	Three months ended March 31,
(in millions)	2016	2015
Underwriting
Equity	$202	$399
Debt	550	853
Total underwriting	752	1,252
Advisory	581	542
Total investment banking fees	$1,333	$1,794
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

	Three months ended March 31,
(in millions)	2016	2015
Trading revenue by instrument type
Interest rate	$383	$886
Credit	375	415
Foreign exchange	707	844
Equity	830	1,048
Commodity(a)	226	339
Total trading revenue	2,521	3,532
Private equity gains(b)	158	123
Principal transactions	$2,679	$3,655

(a)	Commodity derivatives are frequently used to manage the Firm’s risk exposure to its physical commodities inventories. For gains/(losses) related to commodity fair value hedges, see Note 5.

(b)	Includes revenue on private equity investments held in the Private Equity business within Corporate, as well as those held in other business segments.

The following table presents the components of firmwide asset management, administration and commissions.

	Three months ended March 31,
(in millions)	2016	2015
Asset management fees
Investment management fees(a)	$2,128	$2,274
All other asset management fees(b)	90	99
Total asset management fees	2,218	2,373

Total administration fees(c)	478	507

Commission and other fees
Brokerage commissions	588	594
All other commissions and fees	340	333
Total commissions and fees	928	927
Total asset management, administration and commissions	$3,624	$3,807

(a)	Represents fees earned from managing assets on behalf of the Firm’s clients, including investors in Firm-sponsored funds and owners of separately managed investment accounts.

(b)	Represents fees for services that are ancillary to investment management services, such as commissions earned on the sales or distribution of mutual funds to clients.

(c)	Predominantly includes fees for custody, securities lending, funds services and securities clearance.
Other income
Other income on the Firm’s Consolidated statements of income included the following:

	Three months ended March 31,
(in millions)	2016	2015
Operating lease income	$615	$469

Note 7 – Interest income and Interest expense
For a description of JPMorgan Chase’s accounting policies regarding interest income and interest expense, see Note 8 of JPMorgan Chase’s 2015 Annual Report.
Details of interest income and interest expense were as follows.

	Three months ended March 31,
(in millions)	2016	2015
Interest income
Loans	$8,854	$7,947
Taxable securities	1,442	1,724
Nontaxable securities(a)	443	398
Total securities	1,885	2,122
Trading assets	1,698	1,734
Federal funds sold and securities purchased under resale agreements	554	396
Securities borrowed(b)	(92)	(120)
Deposits with banks	460	341
Other assets(c)	193	145
Total interest income	13,552	12,565
Interest expense
Interest-bearing deposits	320	364
Federal funds purchased and securities loaned or sold under repurchase agreements	260	142
Commercial paper	33	34
Trading liabilities – debt, short-term and other liabilities(d)	227	156
Long-term debt	1,219	1,094
Beneficial interests issued by consolidated VIEs	113	98
Total interest expense	2,172	1,888
Net interest income	11,380	10,677
Provision for credit losses	1,824	959
Net interest income after provision for credit losses	$9,556	$9,718

(a)	Represents securities which are tax-exempt for U.S. federal income tax purposes.

(b)
Negative interest income for the three months ended March 31, 2016 and 2015, is a result of increased client-driven demand for certain securities combined with the impact of low interest rates. This is matched book activity and the negative interest expense on the corresponding securities loaned is recognized in interest expense and reported within short-term and other liabilities.

(c)	Largely margin loans.

(d)	Includes brokerage customer payables.

Note 8 – Pension and other postretirement employee benefit plans
For a discussion of JPMorgan Chase’s pension and other postretirement employee benefit (“OPEB”) plans, see Note 9 of JPMorgan Chase’s 2015 Annual Report.
The following table presents the components of net periodic benefit costs reported in the Consolidated statements of income for the Firm’s U.S. and non-U.S. defined benefit pension, defined contribution and OPEB plans.

	Pension plans
	U.S.		Non-U.S.		OPEB plans
Three months ended March 31, (in millions)	2016	2015	2016	2015	2016	2015
Components of net periodic benefit cost
Benefits earned during the period	$73	$85	$9	$9	$—	$—
Interest cost on benefit obligations	133	125	26	28	8	8
Expected return on plan assets	(222)	(232)	(36)	(38)	(26)	(26)
Amortization:
Net (gain)/loss	59	62	5	9	—	—
Prior service cost/(credit)	(9)	(9)	—	—	—	—
Net periodic defined benefit cost	34	31	4	8	(18)	(18)
Other defined benefit pension plans(a)	3	3	2	5	NA	NA
Total defined benefit plans	37	34	6	13	(18)	(18)
Total defined contribution plans	99	89	86	83	NA	NA
Total pension and OPEB cost included in compensation expense	$136	$123	$92	$96	$(18)	$(18)

(a)	Includes various defined benefit pension plans which are individually immaterial.
The fair values of plan assets for the U.S. defined benefit pension and OPEB plans and for the material non-U.S. defined benefit pension plans were $15.9 billion and $3.6 billion, as of March 31, 2016, and $16.0 billion and $3.5 billion respectively, as of December 31, 2015. See Note 19 for further information on unrecognized amounts (i.e., net loss and prior service costs/(credit)) reflected in AOCI for the three months ended March 31, 2016 and 2015.

The Firm does not anticipate any contribution to the U.S. defined benefit pension plan in 2016 at this time. For 2016, the cost associated with funding benefits under the Firm’s U.S. non-qualified defined benefit pension plans is expected to total $33 million. The 2016 contributions to the non-U.S. defined benefit pension and OPEB plans are expected to be $47 million and $2 million, respectively.

Note 9 – Employee stock-based incentives
For a discussion of the accounting policies and other information relating to employee stock-based incentives, see Note 10 of JPMorgan Chase’s 2015 Annual Report.
The Firm recognized the following noncash compensation expense related to its various employee stock-based incentive plans in its Consolidated statements of income.

	Three months ended March 31,
(in millions)	2016	2015
Cost of prior grants of restricted stock units (“RSUs”), stock appreciation rights (“SARs”) and performance share units (“PSUs”) that are amortized over their applicable vesting periods	$284	$292
Accrual of estimated costs of stock-based awards to be granted in future periods including those to full-career eligible employees	235	273
Total noncash compensation expense related to employee stock-based incentive plans	$519	$565
In the first quarter of 2016, in connection with its annual incentive grant for the 2015 performance year, the Firm granted 33 million RSUs and 926 thousand PSUs, all with a weighted-average grant date fair value of $57.24.
PSU Awards
In January 2016, the Firm’s Board of Directors approved the grant of PSUs to members of the Firm’s Operating Committee under the variable compensation program for performance year 2015. PSUs are subject to the Firm’s achievement of specified performance criteria over a three-year period. The number of awards that vest can range from zero to 150% of the grant amount. The awards vest and are converted into shares of common stock in the quarter after the end of the three-year performance period. In addition, dividends will be notionally reinvested in the Firm’s common stock and will be delivered only in respect of any earned shares.
Once the PSUs have vested, the shares of common stock that are delivered, after applicable tax withholding, must be held for an additional two-year period, for a total combined vesting and holding period of five years from the grant date.

Note 10 – Noninterest expense
For details on Noninterest expense, see Consolidated statements of income on page 71. Included within other expense is the following:

	Three months ended March 31,
(in millions)	2016	2015
Federal Deposit Insurance Corporation-related (“FDIC”) expense	$269	$318
The Firm’s legal expense was not material for the three months ended March 31, 2016, and was $687 million for the three months ended March 31, 2015.

Note 11 – Securities
Securities are classified as trading, AFS or held-to-maturity (“HTM”). Securities classified as trading assets are discussed in Note 3. Predominantly all of the Firm’s AFS and HTM securities are held by Treasury and Chief Investment Office (“CIO”) within the investment securities portfolio in connection with the Firm’s asset-liability management objectives. At March 31, 2016, the investment securities portfolio consisted of debt securities with an average credit rating of AA+ (based upon external ratings where available, and where not available, based primarily upon internal ratings which correspond to ratings as defined by S&P and Moody’s). For additional information regarding the investment securities portfolio, see Note 12 of JPMorgan Chase’s 2015 Annual Report.

The amortized costs and estimated fair values of the investment securities portfolio were as follows for the dates indicated.

	March 31, 2016				December 31, 2015
(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies(a)	$54,099	$1,811	$26	$55,884	$53,689	$1,483	$106	$55,066
Residential:
Prime and Alt-A	7,197	59	40	7,216	7,462	40	57	7,445
Subprime	216	7	—	223	210	7	—	217
Non-U.S.	18,228	297	21	18,504	19,629	341	13	19,957
Commercial	22,678	218	247	22,649	22,990	150	243	22,897
Total mortgage-backed securities	102,418	2,392	334	104,476	103,980	2,021	419	105,582
U.S. Treasury and government agencies(a)	12,278	10	199	12,089	11,202	—	166	11,036
Obligations of U.S. states and municipalities	30,871	2,498	19	33,350	31,328	2,245	23	33,550
Certificates of deposit	52	1	—	53	282	1	—	283
Non-U.S. government debt securities	36,850	980	39	37,791	35,864	853	41	36,676
Corporate debt securities	8,091	81	121	8,051	12,464	142	170	12,436
Asset-backed securities:
Collateralized loan obligations	31,374	42	272	31,144	31,146	52	191	31,007
Other	8,584	57	116	8,525	9,125	72	100	9,097
Total available-for-sale debt securities	230,518	6,061	1,100	235,479	235,391	5,386	1,110	239,667
Available-for-sale equity securities	1,893	19	—	1,912	2,067	20	—	2,087
Total available-for-sale securities	$232,411	$6,080	$1,100	$237,391	$237,458	$5,406	$1,110	$241,754
Total Held-to-maturity debt securities(b)	$47,932	$2,236	$—	$50,168	$49,073	$1,560	$46	$50,587

(a)
Included total U.S. government-sponsored enterprise obligations with fair values of $38.5 billion and $42.3 billion at March 31, 2016, and December 31, 2015, respectively, which were predominantly mortgage-related.

(b)
As of March 31, 2016, consists of MBS issued by U. S. government-sponsored enterprises with an amortized cost of $29.8 billion, MBS issued by U.S. government agencies with an amortized cost of $5.3 billion, obligations of U.S. states and municipalities with an amortized cost of $12.8 billion and CMBS with an amortized cost of $121 million. As of December 31, 2015, consists of MBS issued by U.S. government-sponsored enterprises with an amortized cost of $30.8 billion, MBS issued by U.S. government agencies with an amortized cost of $5.5 billion and obligations of U.S. states and municipalities with an amortized cost of $12.8 billion.

Securities impairment
The following tables present the fair value and gross unrealized losses for investment securities by aging category at March 31, 2016, and December 31, 2015.

	Securities with gross unrealized losses
	Less than 12 months		12 months or more
March 31, 2016 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies	$1,706	$8	$873	$18	$2,579	$26
Residential:
Prime and Alt-A	3,049	27	399	13	3,448	40
Subprime	—	—	—	—	—	—
Non-U.S.	2,263	17	380	4	2,643	21
Commercial	11,299	226	1,429	21	12,728	247
Total mortgage-backed securities	18,317	278	3,081	56	21,398	334
U.S. Treasury and government agencies	11,435	199	—	—	11,435	199
Obligations of U.S. states and municipalities	700	16	261	3	961	19
Certificates of deposit	—	—	—	—	—	—
Non-U.S. government debt securities	2,490	37	262	2	2,752	39
Corporate debt securities	2,179	86	587	35	2,766	121
Asset-backed securities:
Collateralized loan obligations	17,175	110	10,725	162	27,900	272
Other	4,126	76	971	40	5,097	116
Total available-for-sale debt securities	56,422	802	15,887	298	72,309	1,100
Available-for-sale equity securities	—	—	—	—	—	—
Held-to-maturity securities	—	—	—	—	—	—
Total securities with gross unrealized losses	$56,422	$802	$15,887	$298	$72,309	$1,100

	Securities with gross unrealized losses
	Less than 12 months		12 months or more
December 31, 2015 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies	$13,002	$95	$697	$11	$13,699	$106
Residential:
Prime and Alt-A	5,147	51	238	6	5,385	57
Subprime	—	—	—	—	—	—
Non-U.S.	2,021	12	167	1	2,188	13
Commercial	13,779	239	658	4	14,437	243
Total mortgage-backed securities	33,949	397	1,760	22	35,709	419
U.S. Treasury and government agencies	10,998	166	—	—	10,998	166
Obligations of U.S. states and municipalities	1,676	18	205	5	1,881	23
Certificates of deposit	—	—	—	—	—	—
Non-U.S. government debt securities	3,267	26	367	15	3,634	41
Corporate debt securities	3,198	125	848	45	4,046	170
Asset-backed securities:
Collateralized loan obligations	15,340	67	10,692	124	26,032	191
Other	4,284	60	1,005	40	5,289	100
Total available-for-sale debt securities	72,712	859	14,877	251	87,589	1,110
Available-for-sale equity securities	—	—	—	—	—	—
Held-to-maturity securities	3,763	46	—	—	3,763	46
Total securities with gross unrealized losses	$76,475	$905	$14,877	$251	$91,352	$1,156

Gross unrealized losses
The Firm has recognized the unrealized losses on securities it intends to sell as an other-than-temporary impairment (“OTTI”). The Firm does not intend to sell any of the remaining securities with an unrealized loss in AOCI as of March 31, 2016, and it is not likely that the Firm will be required to sell these securities before recovery of their amortized cost basis. Except for the securities for which credit losses have been recognized in income, the Firm believes that the securities with an unrealized loss in AOCI as of March 31, 2016, are not other-than-temporarily impaired. For additional information on other-than-temporary impairment, see Note 12 of the JPMorgan Chase’s 2015 Annual Report.
Securities gains and losses
The following table presents realized gains and losses and OTTI losses from AFS securities that were recognized in income.

	Three months ended March 31,
(in millions)	2016	2015
Realized gains	$109	$92
Realized losses	(47)	(39)
OTTI losses	(11)	(1)
Net securities gains	$51	$52

OTTI losses
Credit-related losses recognized in income	$(1)	$(1)
Securities the Firm intends to sell	(10)	—
Total OTTI losses recognized in income	$(11)	$(1)
Changes in the credit loss component of credit-impaired debt securities
The cumulative credit loss component, including any changes therein, of OTTI losses that have been recognized in income related to AFS debt securities was not material as of and during the three month periods ended March 31, 2016 and 2015.

Contractual maturities and yields
The following table presents the amortized cost and estimated fair value at March 31, 2016, of JPMorgan Chase’s investment securities portfolio by contractual maturity.

By remaining maturity March 31, 2016 (in millions)	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years(c)	Total
Available-for-sale debt securities
Mortgage-backed securities(a)
Amortized cost	$3,700	$7,996	$7,879	$82,843	$102,418
Fair value	3,718	8,121	8,121	84,516	104,476
Average yield(b)	1.54%	1.89%	3.02%	3.12%	2.96%
U.S. Treasury and government agencies
Amortized cost	$—	$—	$11,027	$1,251	$12,278
Fair value	—	—	10,897	1,192	12,089
Average yield(b)	—%	—%	0.57%	0.55%	0.57%
Obligations of U.S. states and municipalities
Amortized cost	$174	$778	$1,428	$28,491	$30,871
Fair value	174	800	1,516	30,860	33,350
Average yield(b)	5.26%	3.98%	5.39%	6.59%	6.46%
Certificates of deposit
Amortized cost	$52	$—	$—	$—	$52
Fair value	53	—	—	—	53
Average yield(b)	3.28%	—%	—%	—%	3.28%
Non-U.S. government debt securities
Amortized cost	$5,617	$12,438	$15,792	$3,003	$36,850
Fair value	5,628	12,721	16,369	3,073	37,791
Average yield(b)	3.09%	1.73%	0.97%	0.71%	1.53%
Corporate debt securities
Amortized cost	$2,138	$4,067	$1,741	$145	$8,091
Fair value	2,154	4,072	1,686	139	8,051
Average yield(b)	2.77%	2.44%	3.27%	3.31%	2.72%
Asset-backed securities
Amortized cost	$31	$873	$19,870	$19,184	$39,958
Fair value	31	882	19,733	19,023	39,669
Average yield(b)	0.55%	1.74%	2.06%	2.10%	2.07%
Total available-for-sale debt securities
Amortized cost	$11,712	$26,152	$57,737	$134,917	$230,518
Fair value	11,758	26,596	58,322	138,803	235,479
Average yield(b)	2.57%	1.96%	1.73%	3.63%	2.91%
Available-for-sale equity securities
Amortized cost	$—	$—	$—	$1,893	$1,893
Fair value	—	—	—	1,912	1,912
Average yield(b)	—%	—%	—%	0.35%	0.35%
Total available-for-sale securities
Amortized cost	$11,712	$26,152	$57,737	$136,810	$232,411
Fair value	11,758	26,596	58,322	140,715	237,391
Average yield(b)	2.57%	1.96%	1.73%	3.58%	2.89%
Total held-to-maturity securities
Amortized cost	$—	$—	$1,039	$46,893	$47,932
Fair value	—	—	1,102	49,066	50,168
Average yield(b)	—	—%	5.00%	3.99%	4.01%

(a)	U.S. government-sponsored enterprises were the only issuers whose securities exceeded 10% of JPMorgan Chase’s total stockholders’ equity at March 31, 2016.

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

(c)
Includes securities with no stated maturity. Substantially all of the Firm’s residential mortgage-backed securities and collateralized mortgage obligations are due in 10 years or more, based on contractual maturity. The estimated weighted-average life, which reflects anticipated future prepayments, is approximately 5 years for agency residential mortgage-backed securities, 2 years for agency residential collateralized mortgage obligations and 3 years for nonagency residential collateralized mortgage obligations.

Note 12 – Securities financing activities
For a discussion of accounting policies relating to securities financing activities, see Note 13 of JPMorgan Chase’s 2015 Annual Report. For further information regarding securities borrowed and securities lending agreements for which the fair value option has been elected, see Note 4. For further information regarding assets pledged and collateral received in securities financing agreements, see Note 22.
The table below summarizes the gross and net amounts of the Firm’s securities financing agreements, as of March 31, 2016 and December 31, 2015. When the Firm has obtained an appropriate legal opinion with respect to the master netting agreement with a counterparty and where other relevant netting criteria under U.S. GAAP are met, the Firm nets, on the Consolidated balance sheets, the balances outstanding under its securities financing agreements with the same counterparty. In addition, the Firm exchanges securities and/or cash collateral with its counterparties; this collateral also reduces, in the Firm’s view, the economic exposure with the counterparty. Such collateral, along with securities financing balances that do not meet relevant netting criteria under U.S. GAAP, is presented as “Amounts not nettable on the Consolidated balance sheets,” and reduces the “Net amounts” presented below, if the Firm has an appropriate legal opinion with respect to the master netting agreement with the counterparty. Where a legal opinion has not been either sought or obtained, the securities financing balances are presented gross in the “Net amounts” below, and related collateral does not reduce the amounts presented.

	March 31, 2016
(in millions)	Gross amounts	Amounts netted on the Consolidated balance sheets	Amounts presented in the Consolidated balance sheets(b)	Amounts not nettable on the Consolidated balance sheets(c)	Net amounts(d)
Assets
Securities purchased under resale agreements	$415,729	$(192,612)	$223,117	$(215,528)	$7,589
Securities borrowed	102,937	—	102,937	(70,697)	32,240
Liabilities
Securities sold under repurchase agreements	$339,174	$(192,612)	$146,562	$(130,629)	$15,933
Securities loaned and other(a)	18,186	—	18,186	(17,990)	196

	December 31, 2015
(in millions)	Gross amounts	Amounts netted on the Consolidated balance sheets	Amounts presented in the Consolidated balance sheets(b)	Amounts not nettable on the Consolidated balance sheets(c)	Net amounts(d)
Assets
Securities purchased under resale agreements	$368,148	$(156,258)	$211,890	$(206,774)	$5,116
Securities borrowed	98,721	—	98,721	(65,081)	33,640
Liabilities
Securities sold under repurchase agreements	$290,044	$(156,258)	$133,786	$(118,832)	$14,954
Securities loaned and other(a)	22,556	—	22,556	(22,245)	311

(a)
Includes securities-for-securities lending transactions of $4.6 billion and $4.4 billion at March 31, 2016 and December 31, 2015, respectively, accounted for at fair value, where the Firm is acting as lender. These amounts are presented within other liabilities in the Consolidated balance sheets.

(b)
Includes securities financing agreements accounted for at fair value. At March 31, 2016 and December 31, 2015, included securities purchased under resale agreements of $24.1 billion and $23.1 billion, respectively, securities borrowed of zero and $395 million, respectively, and securities sold under agreements to repurchase of $3.4 billion and $3.5 billion, respectively. There were no securities loaned accounted for at fair value in either period.

(c)
In some cases, collateral exchanged with a counterparty exceeds the net asset or liability balance with that counterparty. In such cases, the amounts reported in this column are limited to the related asset or liability with that counterparty.

(d)
Includes securities financing agreements that provide collateral rights, but where an appropriate legal opinion with respect to the master netting agreement has not been either sought or obtained. At March 31, 2016 and December 31, 2015, included $4.7 billion and $2.3 billion, respectively, of securities purchased under resale agreements; $29.8 billion and $31.3 billion, respectively, of securities borrowed; $14.0 billion and $12.6 billion, respectively, of securities sold under agreements to repurchase; and $46 million and $45 million, respectively, of securities loaned and other.

The tables below present as of March 31, 2016, and December 31, 2015 the types of financial assets pledged in securities financing agreements and the remaining contractual maturity of the securities financing agreements.

	Gross liability balance
	March 31, 2016		December 31, 2015
(in millions)	Securities sold under repurchase agreements	Securities loaned and other(a)	Securities sold under repurchase agreements	Securities loaned and other(a)
Mortgage-backed securities	$19,259	$—	$12,790	$—
U.S. Treasury and government agencies	172,850	23	154,377	5
Obligations of U.S. states and municipalities	1,849	—	1,316	—
Non-U.S. government debt	104,834	3,108	80,162	4,426
Corporate debt securities	22,082	110	21,286	78
Asset-backed securities	5,000	—	4,394	—
Equity securities	13,300	14,945	15,719	18,047
Total	$339,174	$18,186	$290,044	$22,556

	Remaining contractual maturity of the agreements
	Overnight and continuous			Greater than 90 days
March 31, 2016 (in millions)		Up to 30 days	30 – 90 days		Total
Total securities sold under repurchase agreements	$146,383	$106,044	$39,026	$47,721	$339,174
Total securities loaned and other(a)	9,946	437	1,348	6,455	18,186

	Remaining contractual maturity of the agreements
	Overnight and continuous			Greater than 90 days
December 31, 2015 (in millions)		Up to 30 days	30 – 90 days		Total
Total securities sold under repurchase agreements	$114,595	$100,082	$29,955	$45,412	$290,044
Total securities loaned and other(a)	8,320	708	793	12,735	22,556

(a)
Includes securities-for-securities lending transactions of $4.6 billion and $4.4 billion at March 31, 2016, and December 31, 2015, respectively, accounted for at fair value, where the Firm is acting as lender. These amounts are presented within other liabilities in the Consolidated balance sheets.

Transfers not qualifying for sale accounting
At March 31, 2016, and December 31, 2015, the Firm held $5.8 billion and $7.5 billion, respectively, of financial assets for which the rights have been transferred to third parties; however, the transfers did not qualify as a sale in accordance with U.S. GAAP. These transfers have been recognized as collateralized financing transactions. The transferred assets are recorded in trading assets and loans, and the corresponding liabilities are recorded predominantly in other borrowed funds on the Consolidated balance sheets.

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

For a detailed discussion of loans, including accounting policies, see Note 14 of JPMorgan Chase’s 2015 Annual Report. See Note 4 of this Form 10-Q for further information on the Firm’s elections of fair value accounting under the fair value option. See Note 3 of this Form 10-Q for further information on loans carried at fair value and classified as trading assets.

Loan portfolio
The Firm’s loan portfolio is divided into three portfolio segments, which are the same segments used by the Firm to determine the allowance for loan losses: Consumer, excluding credit card; Credit card; and Wholesale. Within each portfolio segment, the Firm monitors and assesses the credit risk in the following classes of loans, based on the risk characteristics of each loan class:

Consumer, excluding credit card(a)	Credit card	Wholesale(f)
Residential real estate – excluding PCI
• Home equity(b)
• Residential mortgage(c)
Other consumer loans
• Auto(d)
• Business banking(d)(e)
• Student and other
Residential real estate – PCI
• Home equity
• Prime mortgage
• Subprime mortgage
• Option ARMs
	• Credit card loans	• Commercial and industrial • Real estate • Financial institutions • Government agencies • Other(g)

(a)	Includes loans held in CCB, prime mortgage and home equity loans held in AM and prime mortgage loans held in Corporate.

(b)	Includes senior and junior lien home equity loans.

(c)	Includes Prime (including option adjustable rate mortgages (“ARMs”)) and subprime loans.

(d)
Includes certain business banking and auto dealer risk-rated loans that apply the wholesale methodology for determining the allowance for loan losses; these loans are managed by CCB, and therefore, for consistency in presentation, are included with the other consumer loan classes.

(e)	Predominantly includes Business Banking loans as well as deposit overdrafts.

(f)
Includes loans held in CIB, CB, AM and Corporate. Excludes prime mortgage and home equity loans held in AM and prime mortgage loans held in Corporate. Classes are internally defined and may not align with regulatory definitions.

(g)
Includes loans to: individuals; special-purpose entities (“SPEs”); holding companies; and private education and civic organizations. For more information on exposures to SPEs, see Note 16 of JPMorgan Chase’s 2015 Annual Report.

The following tables summarize the Firm’s loan balances by portfolio segment.

March 31, 2016	Consumer, excluding credit card	Credit card(a)	Wholesale	Total
(in millions)
Retained	$353,871	$126,012	$364,312	$844,195	(b)
Held-for-sale	321	78	796	1,195
At fair value	—	—	1,923	1,923
Total	$354,192	$126,090	$367,031	$847,313

December 31, 2015	Consumer, excluding credit card	Credit card(a)	Wholesale	Total
(in millions)
Retained	$344,355	$131,387	$357,050	$832,792	(b)
Held-for-sale	466	76	1,104	1,646
At fair value	—	—	2,861	2,861
Total	$344,821	$131,463	$361,015	$837,299

(a)	Includes billed finance charges and fees net of an allowance for uncollectible amounts.

(b)
Loans (other than PCI loans and those for which the fair value option has been elected) are presented net of unearned income, unamortized discounts and premiums, and net deferred loan costs. These amounts were not material as of March 31, 2016, and December 31, 2015.

The following tables provide information about the carrying value of retained loans purchased, sold and reclassified to held-for-sale during the periods indicated. These tables exclude loans recorded at fair value. The Firm manages its exposure to credit risk on an ongoing basis. Selling loans is one way that the Firm reduces its credit exposures.

	2016					2015
Three months ended March 31, (in millions)	Consumer, excluding credit card		Credit card	Wholesale	Total	Consumer, excluding credit card		Credit card		Wholesale	Total
Purchases	$1,265	(a)(b)	$—	$288	$1,553	$1,608	(a)(b)	$—		$208	$1,816
Sales	760		—	1,664	2,424	1,736		—	(c)	2,449	4,185
Retained loans reclassified to held-for-sale	65		—	489	554	18		—		320	338

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

(b)
Excludes purchases of retained loans sourced through the correspondent origination channel and underwritten in accordance with the Firm’s standards. Such purchases were $8.7 billion and $11.2 billion for the three months ended March 31, 2016 and 2015, respectively.

(c)	Prior period amounts have been revised to conform with current period presentation.
The following table provides information about gains and losses, including lower of cost or fair value adjustments, on loan sales by portfolio segment.

	Three months ended March 31,
(in millions)	2016	2015
Net gains/(losses) on sales of loans (including lower of cost or fair value adjustments)(a)
Consumer, excluding credit card	$53	$91
Credit card	—	16
Wholesale	(2)	(6)
Total net gains on sales of loans (including lower of cost or fair value adjustments)	$51	$101

(a)	Excludes sales related to loans accounted for at fair value.

Consumer, excluding credit card loan portfolio
Consumer loans, excluding credit card loans, consist primarily of residential mortgages, home equity loans and lines of credit, auto loans, business banking loans, and student and other loans, with a focus on serving the prime consumer credit market. The portfolio also includes home equity loans secured by junior liens, prime mortgage loans with an interest-only payment period, and certain payment-option loans that may result in negative amortization.

The table below provides information about retained consumer loans, excluding credit card, by class.

(in millions)	March 31, 2016	December 31, 2015
Residential real estate – excluding PCI
Home equity	$43,932	$45,559
Residential mortgage	176,106	166,239
Other consumer loans
Auto	62,937	60,255
Business banking	21,370	21,208
Student and other	9,783	10,096
Residential real estate – PCI
Home equity	14,522	14,989
Prime mortgage	8,594	8,893
Subprime mortgage	3,174	3,263
Option ARMs	13,453	13,853
Total retained loans	$353,871	$344,355
For further information on consumer credit quality indicators, see Note 14 of JPMorgan Chase’s 2015 Annual Report.

Residential real estate – excluding PCI loans
The following table provides information by class for residential real estate – excluding retained PCI loans in the consumer, excluding credit card, portfolio segment.

Residential real estate – excluding PCI loans
(in millions, except ratios)	Home equity(g)		Residential mortgage(g)		Total residential real estate – excluding PCI
	Mar 31, 2016	Dec 31, 2015	Mar 31, 2016	Dec 31, 2015	Mar 31, 2016	Dec 31, 2015
Loan delinquency(a)
Current	$42,765	$44,299	$167,044	$156,463	$209,809	$200,762
30–149 days past due	626	708	3,596	4,042	4,222	4,750
150 or more days past due	541	552	5,466	5,734	6,007	6,286
Total retained loans	$43,932	$45,559	$176,106	$166,239	$220,038	$211,798
% of 30+ days past due to total retained loans(b)	2.66%	2.77%	0.93%	1.03%	1.27%	1.40%
90 or more days past due and government guaranteed(c)	$—	$—	$5,555	$6,056	$5,555	$6,056
Nonaccrual loans	2,153	2,191	2,423	2,503	4,576	4,694
Current estimated LTV ratios(d)(e)
Greater than 125% and refreshed FICO scores:
Equal to or greater than 660	$129	$165	$55	$58	$184	$223
Less than 660	30	32	63	77	93	109
101% to 125% and refreshed FICO scores:
Equal to or greater than 660	1,051	1,344	215	274	1,266	1,618
Less than 660	347	434	253	291	600	725
80% to 100% and refreshed FICO scores:
Equal to or greater than 660	4,096	4,537	2,873	3,159	6,969	7,696
Less than 660	1,260	1,409	895	996	2,155	2,405
Less than 80% and refreshed FICO scores:
Equal to or greater than 660	29,228	29,648	152,452	142,241	181,680	171,889
Less than 660	4,917	4,934	6,861	6,797	11,778	11,731
No FICO/LTV available	2,874	3,056	1,885	1,658	4,759	4,714
U.S. government-guaranteed	—	—	10,554	10,688	10,554	10,688
Total retained loans	$43,932	$45,559	$176,106	$166,239	$220,038	$211,798
Geographic region
California	$8,618	$8,945	$51,353	$47,263	$59,971	$56,208
New York	8,810	9,147	22,435	21,462	31,245	30,609
Illinois	3,292	3,420	12,181	11,524	15,473	14,944
Texas	2,437	2,532	9,711	9,128	12,148	11,660
Florida	2,418	2,409	7,532	7,177	9,950	9,586
New Jersey	2,514	2,590	5,872	5,567	8,386	8,157
Washington	1,398	1,451	4,483	4,176	5,881	5,627
Arizona	2,053	2,143	3,338	3,155	5,391	5,298
Michigan	1,296	1,350	2,016	1,945	3,312	3,295
Ohio	1,587	1,652	1,302	1,247	2,889	2,899
All other(f)	9,509	9,920	55,883	53,595	65,392	63,515
Total retained loans	$43,932	$45,559	$176,106	$166,239	$220,038	$211,798

(a)
Individual delinquency classifications include mortgage loans insured by U.S. government agencies as follows: current included $3.1 billion and $2.6 billion; 30–149 days past due included $2.8 billion and $3.2 billion; and 150 or more days past due included $4.7 billion and $4.9 billion at March 31, 2016, and December 31, 2015, respectively.

(b)
At March 31, 2016, and December 31, 2015, Residential mortgage loans excluded mortgage loans insured by U.S. government agencies of $7.5 billion and $8.1 billion, respectively. These amounts have been excluded from nonaccrual loans based upon the government guarantee.

(c)
These balances, which are 90 days or more past due, were excluded from nonaccrual loans as the loans are guaranteed by U.S government agencies. Typically the principal balance of the loans is insured and interest is guaranteed at a specified reimbursement rate subject to meeting agreed-upon servicing guidelines. At March 31, 2016, and December 31, 2015, these balances included $3.2 billion and $3.4 billion, respectively, of loans that are no longer accruing interest based on the agreed-upon servicing guidelines. For the remaining balance, interest is being accrued at the guaranteed reimbursement rate. There were no loans not guaranteed by U.S. government agencies that are 90 or more days past due and still accruing at March 31, 2016, and December 31, 2015.

(d)
Represents the aggregate unpaid principal balance of loans divided by the estimated current property value. Current property values are estimated, at a minimum, quarterly, based on home valuation models using nationally recognized home price index valuation estimates incorporating actual data to the extent available and forecasted data where actual data is not available. These property values do not represent actual appraised loan level collateral values; as such, the resulting ratios are necessarily imprecise and should be viewed as estimates. Current estimated combined loan-to-value (“LTV”) for junior lien home equity loans considers all available lien positions, as well as unused lines, related to the property.

(e)	Refreshed FICO scores represent each borrower’s most recent credit score, which is obtained by the Firm on at least a quarterly basis.

(f)	At March 31, 2016, and December 31, 2015, included mortgage loans insured by U.S. government agencies of $10.6 billion and $10.7 billion, respectively.

(g)	Includes residential real estate loans to private banking clients in AM, for which the primary credit quality indicators are the borrower’s financial position and LTV.

The following table represents the Firm’s delinquency statistics for junior lien home equity loans and lines as of March 31, 2016, and December 31, 2015.

	Total loans		Total 30+ day delinquency rate
(in millions, except ratios)	Mar 31, 2016	Dec 31, 2015	Mar 31, 2016	Dec 31, 2015

HELOCs:(a)
Within the revolving period(b)	$15,136	$17,050	1.38%	1.57%
Beyond the revolving period	11,986	11,252	2.85	3.10
HELOANs	2,266	2,409	2.87	3.03
Total	$29,388	$30,711	2.10%	2.25%

(a)
These HELOCs are predominantly revolving loans for a 10-year period, after which time the HELOC converts to a loan with a 20-year amortization period, but also include HELOCs that allow interest-only payments beyond the revolving period.

(b)
The Firm manages the risk of HELOCs during their revolving period by closing or reducing the undrawn line to the extent permitted by law when borrowers are experiencing financial difficulty or when the collateral does not support the loan amount.

Home equity lines of credit (“HELOCs”) beyond the revolving period and home equity loans (“HELOANs”) have higher delinquency rates than do HELOCs within the revolving period. That is primarily because the fully-amortizing payment that is generally required for those products is higher than the minimum payment options available for HELOCs within the revolving period. The higher delinquency rates associated with amortizing HELOCs and HELOANs are factored into the Firm’s allowance for loan losses.

Impaired loans
The table below sets forth information about the Firm’s residential real estate impaired loans, excluding PCI loans. These loans are considered to be impaired as they have been modified in a troubled debt restructuring (“TDR”). All impaired loans are evaluated for an asset-specific allowance as described in Note 15 of JPMorgan Chase’s 2015 Annual Report.

(in millions)	Home equity		Residential mortgage		Total residential real estate – excluding PCI
	Mar 31, 2016	Dec 31, 2015	Mar 31, 2016	Dec 31, 2015	Mar 31, 2016	Dec 31, 2015
Impaired loans
With an allowance	$1,303	$1,293	$5,129	$5,243	$6,432	$6,536
Without an allowance(a)	1,059	1,065	1,401	1,447	2,460	2,512
Total impaired loans(b)(c)	$2,362	$2,358	$6,530	$6,690	$8,892	$9,048
Allowance for loan losses related to impaired loans	$167	$138	$90	$108	$257	$246
Unpaid principal balance of impaired loans(d)	3,957	3,960	8,896	9,082	12,853	13,042
Impaired loans on nonaccrual status(e)	1,211	1,220	1,883	1,957	3,094	3,177

(a)
Represents collateral-dependent residential mortgage loans that are charged off to the fair value of the underlying collateral less cost to sell. The Firm reports, in accordance with regulatory guidance, residential real estate loans that have been discharged under Chapter 7 bankruptcy and not reaffirmed by the borrower (“Chapter 7 loans”) as collateral-dependent nonaccrual TDRs, regardless of their delinquency status. At March 31, 2016, Chapter 7 residential real estate loans included approximately 12% of home equity and 16% of residential mortgages that were 30 days or more past due.

(b)
At both March 31, 2016, and December 31, 2015, $3.8 billion of loans modified subsequent to repurchase from Government National Mortgage Association (“Ginnie Mae”) in accordance with the standards of the appropriate government agency (i.e., FHA, VA, RHS) are not included in the table above. When such loans perform subsequent to modification in accordance with Ginnie Mae guidelines, they are generally sold back into Ginnie Mae loan pools. Modified loans that do not re-perform become subject to foreclosure.

(c)	Predominantly all residential real estate impaired loans, excluding PCI loans, are in the U.S.

(d)
Represents the contractual amount of principal owed at March 31, 2016, and December 31, 2015. The unpaid principal balance differs from the impaired loan balances due to various factors, including charge-offs; net deferred loan fees or costs; and unamortized discounts or premiums on purchased loans.

(e)
As of both March 31, 2016, and December 31, 2015, nonaccrual loans included $2.5 billion of TDRs for which the borrowers were less than 90 days past due. For additional information about loans modified in a TDR that are on nonaccrual status refer to the Loan accounting framework in Note 14 of JPMorgan Chase’s 2015 Annual Report.

The following table presents average impaired loans and the related interest income reported by the Firm.

Three months ended March 31,	Average impaired loans		Interest income on impaired loans(a)		Interest income on impaired loans on a cash basis(a)
(in millions)	2016	2015	2016	2015	2016	2015
Home equity	$2,360	$2,393	$31	$33	$21	$22
Residential mortgage	6,615	8,876	78	96	19	23
Total residential real estate – excluding PCI	$8,975	$11,269	$109	$129	$40	$45

(a)	Generally, interest income on loans modified in TDRs is recognized on a cash basis until such time as the borrower has made a minimum of six payments under the new terms.

Loan modifications
Modifications of residential real estate loans, excluding PCI loans, are generally accounted for and reported as TDRs. There were no additional commitments to lend to borrowers whose residential real estate loans, excluding PCI loans, have been modified in TDRs.

The following table presents new TDRs reported by the Firm.

	Three months ended March 31,
(in millions)	2016	2015
Home equity	$126	$72
Residential mortgage	63	82
Total residential real estate – excluding PCI	$189	$154

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

Three months ended March 31,					Total residential real estate - excluding PCI
	Home equity		Residential mortgage
	2016	2015	2016	2015	2016	2015
Number of loans approved for a trial modification	1,049	510	580	667	1,629	1,177
Number of loans permanently modified	1,692	770	732	850	2,424	1,620
Concession granted:(a)
Interest rate reduction	66%	76%	74%	68%	68%	72%
Term or payment extension	90	84	89	82	90	83
Principal and/or interest deferred	16	29	23	30	18	30
Principal forgiveness	9	5	25	30	14	18
Other(b)	1	—	18	10	6	5

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

Three months ended March 31, (in millions, except weighted-average data and number of loans	Home equity		Residential mortgage		Total residential real estate – excluding PCI
	2016	2015	2016	2015	2016	2015
Weighted-average interest rate of loans with interest rate reductions – before TDR	5.03%	5.42%	5.51%	5.78%	5.28%	5.68%
Weighted-average interest rate of loans with interest rate reductions – after TDR	2.42	2.42	2.83	2.74	2.64	2.64
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – before TDR	18	18	25	25	21	23
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – after TDR	38	33	38	37	38	36
Charge-offs recognized upon permanent modification	$1	$1	$1	$2	$2	$3
Principal deferred	8	6	10	18	18	24
Principal forgiven	3	1	12	19	15	20
Balance of loans that redefaulted within one year of permanent modification(a)	$10	$5	$26	$35	$36	$40

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

At March 31, 2016, the weighted-average estimated remaining lives of residential real estate loans, excluding PCI loans, permanently modified in TDRs were 9 years for home equity and 10 years for residential mortgages. The estimated remaining lives of these loans reflect estimated prepayments, both voluntary and involuntary (i.e., foreclosures and other forced liquidations).

Active and suspended foreclosure
At March 31, 2016, and December 31, 2015, the Firm had non-PCI residential real estate loans, excluding those insured by U.S. government agencies, with a carrying value of $1.1 billion and $1.2 billion, respectively, that were not included in real estate owned (“REO”), but were in the process of active or suspended foreclosure.

Other consumer loans
The table below provides information for other consumer retained loan classes, including auto, business banking and student loans.

(in millions, except ratios)	Auto		Business banking		Student and other				Total other consumer
	Mar 31, 2016	Dec 31, 2015	Mar 31, 2016	Dec 31, 2015	Mar 31, 2016		Dec 31, 2015		Mar 31, 2016		Dec 31, 2015
Loan delinquency(a)
Current	$62,343	$59,442	$21,047	$20,887	$9,186		$9,405		$92,576		$89,734
30–119 days past due	585	804	202	215	366		445		1,153		1,464
120 or more days past due	9	9	121	106	231		246		361		361
Total retained loans	$62,937	$60,255	$21,370	$21,208	$9,783		$10,096		$94,090		$91,559
% of 30+ days past due to total retained loans	0.94%	1.35%	1.51%	1.51%	1.29%	(d)	1.63%	(d)	1.11%	(d)	1.42%	(d)
90 or more days past due and still accruing (b)	$—	$—	$—	$—	$269		$290		$269		$290
Nonaccrual loans	102	116	290	263	196		242		588		621
Geographic region
California	$7,578	$7,186	$3,644	$3,530	$1,023		$1,051		$12,245		$11,767
New York	3,949	3,874	3,357	3,359	1,205		1,224		8,511		8,457
Illinois	3,914	3,678	1,511	1,459	651		679		6,076		5,816
Texas	6,768	6,457	2,569	2,622	814		839		10,151		9,918
Florida	3,066	2,843	951	941	501		516		4,518		4,300
New Jersey	2,032	1,998	492	500	347		366		2,871		2,864
Washington	1,162	1,135	269	264	206		212		1,637		1,611
Arizona	2,100	2,033	1,217	1,205	232		236		3,549		3,474
Michigan	1,528	1,550	1,359	1,361	396		415		3,283		3,326
Ohio	2,316	2,340	1,357	1,363	541		559		4,214		4,262
All other	28,524	27,161	4,644	4,604	3,867		3,999		37,035		35,764
Total retained loans	$62,937	$60,255	$21,370	$21,208	$9,783		$10,096		$94,090		$91,559
Loans by risk ratings(c)
Noncriticized	$11,906	$11,277	$15,637	$15,505	NA		NA		$27,543		$26,782
Criticized performing	218	76	799	815	NA		NA		1,017		891
Criticized nonaccrual	—	—	238	210	NA		NA		238		210

(a)
Student loan delinquency classifications included loans insured by U.S. government agencies under the Federal Family Education Loan Program (“FFELP”) as follows: current included $3.8 billion and $3.8 billion; 30-119 days past due included $256 million and $299 million; and 120 or more days past due included $215 million and $227 million at March 31, 2016, and December 31, 2015, respectively.

(b)	These amounts represent student loans, which are insured by U.S. government agencies under the FFELP. These amounts were accruing as reimbursement of insured amounts is proceeding normally.

(c)	For risk-rated business banking and auto loans, the primary credit quality indicator is the risk rating of the loan, including whether the loans are considered to be criticized and/or nonaccrual.

(d)
March 31, 2016, and December 31, 2015, excluded loans 30 days or more past due and still accruing, which are insured by U.S. government agencies under the FFELP, of $471 million and $526 million, respectively. These amounts were excluded as reimbursement of insured amounts is proceeding normally.

Other consumer impaired loans and loan
modifications
The table below sets forth information about the Firm’s other consumer impaired loans, including risk-rated business banking and auto loans that have been placed on nonaccrual status, and loans that have been modified in TDRs.

(in millions)	March 31, 2016	December 31, 2015
Impaired loans
With an allowance	$545	$527
Without an allowance(a)	31	31
Total impaired loans(b)(c)	$576	$558
Allowance for loan losses related to impaired loans	$114	$118
Unpaid principal balance of impaired loans(d)	685	668
Impaired loans on nonaccrual status	445	449

(a)
When discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, the loan does not require an allowance. This typically occurs when the impaired loans have been partially charged off and/or there have been interest payments received and applied to the loan balance.

(b)	Predominantly all other consumer impaired loans are in the U.S.

(c)
Other consumer average impaired loans were $571 million and $587 million for the three months ended March 31, 2016 and 2015, respectively. The related interest income on impaired loans, including those on a cash basis, was not material for the three months ended March 31, 2016 and 2015.

(d)
Represents the contractual amount of principal owed at March 31, 2016, and December 31, 2015. The unpaid principal balance differs from the impaired loan balances due to various factors, including charge-offs; interest payments received and applied to the principal balance; net deferred loan fees or costs; and unamortized discounts or premiums on purchased loans.

Loan modifications
Certain other consumer loan modifications are considered to be TDRs as they provide various concessions to borrowers who are experiencing financial difficulty. All of these TDRs are reported as impaired loans in the table above. See Note 14 of JPMorgan Chase’s 2015 Annual Report for further information on other consumer loans modified in TDRs.
The following table provides information about the Firm’s other consumer loans modified in TDRs. New TDRs were not material for the three months ended March 31, 2016 and 2015.

(in millions)	March 31, 2016	December 31, 2015
Loans modified in TDRs(a)(b)	$369	$384
TDRs on nonaccrual status	238	275

(a)	The impact of these modifications was not material to the Firm for the three months ended March 31, 2016 and 2015.

(b)	Additional commitments to lend to borrowers whose loans have been modified in TDRs as of March 31, 2016, and December 31, 2015, were immaterial.

Purchased credit-impaired loans
For a detailed discussion of PCI loans, including the related accounting policies, see Note 14 of JPMorgan Chase’s 2015 Annual Report.
Residential real estate – PCI loans
The table below sets forth information about the Firm’s consumer, excluding credit card, PCI loans.

(in millions, except ratios)	Home equity		Prime mortgage		Subprime mortgage		Option ARMs		Total PCI
	Mar 31, 2016	Dec 31, 2015	Mar 31, 2016	Dec 31, 2015	Mar 31, 2016	Dec 31, 2015	Mar 31, 2016	Dec 31, 2015	Mar 31, 2016	Dec 31, 2015
Carrying value(a)	$14,522	$14,989	$8,594	$8,893	$3,174	$3,263	$13,453	$13,853	$39,743	$40,998
Related allowance for loan losses(b)	1,708	1,708	938	985	—	—	49	49	2,695	2,742
Loan delinquency (based on unpaid principal balance)
Current	$13,997	$14,387	$7,658	$7,894	$3,208	$3,232	$12,118	$12,370	$36,981	$37,883
30–149 days past due	285	322	407	424	385	439	635	711	1,712	1,896
150 or more days past due	571	633	556	601	334	380	1,150	1,272	2,611	2,886
Total loans	$14,853	$15,342	$8,621	$8,919	$3,927	$4,051	$13,903	$14,353	$41,304	$42,665
% of 30+ days past due to total loans	5.76%	6.22%	11.17%	11.49%	18.31%	20.22%	12.84%	13.82%	10.47%	11.21%
Current estimated LTV ratios (based on unpaid principal balance)(c)(d)
Greater than 125% and refreshed FICO scores:
Equal to or greater than 660	$116	$153	$9	$10	$7	$10	$16	$19	$148	$192
Less than 660	67	80	21	28	41	55	28	36	157	199
101% to 125% and refreshed FICO scores:
Equal to or greater than 660	776	942	89	120	58	77	125	166	1,048	1,305
Less than 660	367	444	121	152	183	220	192	239	863	1,055
80% to 100% and refreshed FICO scores:
Equal to or greater than 660	2,421	2,709	667	816	285	331	817	977	4,190	4,833
Less than 660	1,039	1,136	523	614	572	643	902	1,050	3,036	3,443
Lower than 80% and refreshed FICO scores:
Equal to or greater than 660	6,891	6,724	4,264	4,243	907	863	7,081	7,073	19,143	18,903
Less than 660	2,322	2,265	2,453	2,438	1,676	1,642	4,058	4,065	10,509	10,410
No FICO/LTV available	854	889	474	498	198	210	684	728	2,210	2,325
Total unpaid principal balance	$14,853	$15,342	$8,621	$8,919	$3,927	$4,051	$13,903	$14,353	$41,304	$42,665
Geographic region (based on unpaid principal balance)
California	$8,917	$9,205	$5,008	$5,172	$979	$1,005	$7,870	$8,108	$22,774	$23,490
New York	767	788	559	580	386	400	785	813	2,497	2,581
Illinois	349	358	250	263	190	196	317	333	1,106	1,150
Texas	213	224	89	94	235	243	72	75	609	636
Florida	1,433	1,479	562	586	362	373	1,144	1,183	3,501	3,621
New Jersey	304	310	231	238	133	139	449	470	1,117	1,157
Washington	785	819	188	194	77	81	329	339	1,379	1,433
Arizona	273	281	139	143	74	76	199	203	685	703
Michigan	42	44	135	141	109	113	145	150	431	448
Ohio	16	17	43	45	61	62	55	61	175	185
All other	1,754	1,817	1,417	1,463	1,321	1,363	2,538	2,618	7,030	7,261
Total unpaid principal balance	$14,853	$15,342	$8,621	$8,919	$3,927	$4,051	$13,903	$14,353	$41,304	$42,665

(a)	Carrying value includes the effect of fair value adjustments that were applied to the consumer PCI portfolio at the date of acquisition.

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

Approximately 23% of the PCI home equity portfolio are senior lien loans; the remaining balance are junior lien HELOANs or HELOCs. The following tables set forth delinquency statistics for PCI junior lien home equity loans and lines of credit based on the unpaid principal balance as of March 31, 2016, and December 31, 2015.

	Total loans		Total 30+ day delinquency rate
(in millions, except ratios)	Mar 31, 2016	Dec 31, 2015	Mar 31, 2016	Dec 31, 2015

HELOCs:(a)
Within the revolving period(b)	$4,277	$5,000	3.62%	4.10%
Beyond the revolving period(c)	6,598	6,252	4.02	4.46
HELOANs	554	582	4.87	5.33
Total	$11,429	$11,834	3.91%	4.35%

(a)	In general, these HELOCs are revolving loans for a 10-year period, after which time the HELOC converts to an interest-only loan with a balloon payment at the end of the loan’s term.

(b)	Substantially all undrawn HELOCs within the revolving period have been closed.

(c)	Includes loans modified into fixed rate amortizing loans.

The table below sets forth the accretable yield activity for the Firm’s PCI consumer loans for the three months ended March 31, 2016 and 2015, and represents the Firm’s estimate of gross interest income expected to be earned over the remaining life of the PCI loan portfolios. The table excludes the cost to fund the PCI portfolios, and therefore the accretable yield does not represent net interest income expected to be earned on these portfolios.

	Total PCI
(in millions, except ratios)	Three months ended March 31,
	2016	2015
Beginning balance	$13,491	$14,592
Accretion into interest income	(407)	(436)
Changes in interest rates on variable-rate loans	76	6
Other changes in expected cash flows(a)	(486)	(128)
Balance at March 31	$12,674	$14,034
Accretable yield percentage	4.35%	4.14%

(a)
Other changes in expected cash flows may vary from period to period as the Firm continues to refine its cash flow model and periodically updates model assumptions. For the three months ended March 31, 2016 and 2015, other changes in expected cash flows were driven by changes in prepayment assumptions.

The factors that most significantly affect estimates of gross cash flows expected to be collected, and accordingly the accretable yield balance, include: (i) changes in the benchmark interest rate indices for variable-rate products such as option adjustable-rate mortgage (“ARM”) and home equity loans; and (ii) changes in prepayment assumptions.
Active and suspended foreclosure
At March 31, 2016, and December 31, 2015, the Firm had PCI residential real estate loans with an unpaid principal balance of $2.1 billion and $2.3 billion, respectively, that were not included in REO, but were in the process of active or suspended foreclosure.

Credit card loan portfolio
The table below sets forth information about the Firm’s credit card loans.

(in millions, except ratios)	March 31, 2016	December 31, 2015
Loan delinquency
Current and less than 30 days past due and still accruing	$124,187	$129,502
30–89 days past due and still accruing	885	941
90 or more days past due and still accruing	940	944
Total retained credit card loans	$126,012	$131,387
Loan delinquency ratios
% of 30+ days past due to total retained loans	1.45%	1.43%
% of 90+ days past due to total retained loans	0.75	0.72
Credit card loans by geographic region
California	$18,105	$18,802
Texas	11,517	11,847
New York	10,871	11,360
Florida	7,564	7,806
Illinois	7,319	7,655
New Jersey	5,603	5,879
Ohio	4,445	4,700
Pennsylvania	4,296	4,533
Michigan	3,365	3,562
Colorado	3,272	3,399
All other	49,655	51,844
Total retained credit card loans	$126,012	$131,387
Percentage of portfolio based on carrying value with estimated refreshed FICO scores(a)
Equal to or greater than 660	84.6%	84.4%
Less than 660	14.0	13.1
No FICO available	1.4	2.5

(a)
The current period percentage of portfolio based on carrying value with estimated refreshed FICO scores disclosures have been updated to reflect where the FICO score is unavailable. The prior period amounts have been revised to conform with the current presentation.

Credit card impaired loans and loan modifications
For a detailed discussion of impaired credit card loans, including credit card loan modifications, see Note 14 of JPMorgan Chase’s 2015 Annual Report.
The table below sets forth information about the Firm’s impaired credit card loans. All of these loans are considered to be impaired as they have been modified in TDRs.

(in millions)	March 31, 2016	December 31, 2015
Impaired credit card loans with an allowance(a)(b)
Credit card loans with modified payment terms(c)	$1,217	$1,286
Modified credit card loans that have reverted to pre-modification payment terms(d)	164	179
Total impaired credit card loans(e)	$1,381	$1,465
Allowance for loan losses related to impaired credit card loans	$427	$460

(a)	The carrying value and the unpaid principal balance are the same for credit card impaired loans.

(b)	There were no impaired loans without an allowance.

(c)	Represents credit card loans outstanding to borrowers enrolled in a credit card modification program as of the date presented.

(d)	Represents credit card loans that were modified in TDRs but that have subsequently reverted back to the loans’ pre-modification payment terms.
At March 31, 2016, and December 31, 2015, $104 million and $113 million, respectively, of loans have reverted back to the pre-modification payment terms of the loans due to noncompliance with the terms of the modified loans. The remaining $60 million and $66 million at March 31, 2016, and December 31, 2015, respectively, of these loans are to borrowers who have successfully completed a short-term modification program. The Firm continues to report these loans as TDRs since the borrowers’ credit lines remain closed.

(e)	Predominantly all impaired credit card loans are in the U.S.
The following table presents average balances of impaired credit card loans and interest income recognized on those loans.

	Three months ended March 31,
(in millions)	2016	2015
Average impaired credit card loans	$1,436	$1,940
Interest income on impaired credit card loans	17	23
Loan modifications
The Firm may modify loans to credit card borrowers who are experiencing financial difficulty. Most of these loans have been modified under programs that involve placing the customer on a fixed payment plan with a reduced interest rate, generally for 60 months. All of these credit card loan modifications are considered to be TDRs. New enrollments in these loan modification programs were $159 million and $178 million, for the three months ended March 31, 2016 and 2015, respectively. For additional information about credit card loan modifications, see Note 14 of JPMorgan Chase’s 2015 Annual Report.
Financial effects of modifications and redefaults
The following table provides information about the financial effects of the concessions granted on credit card loans modified in TDRs and redefaults for the periods presented.

(in millions, except weighted-average data)	Three months ended March 31,
	2016	2015
Weighted-average interest rate of loans – before TDR	15.48%	15.16%
Weighted-average interest rate of loans – after TDR	4.76	4.29
Loans that redefaulted within one year of modification(a)	$19	$22

(a)
Represents loans modified in TDRs that experienced a payment default in the periods presented, and for which the payment default occurred within one year of the modification. The amounts presented represent the balance of such loans as of the end of the quarter in which they defaulted.

For credit card loans modified in TDRs, payment default is deemed to have occurred when the loans become two payments past due. A substantial portion of these loans is expected to be charged-off in accordance with the Firm’s standard charge-off policy. Based on historical experience, the estimated weighted-average default rate for credit card loans modified was expected to be 25.79% and 25.61% as of March 31, 2016, and December 31, 2015, respectively.

Wholesale loan portfolio
Wholesale loans include loans made to a variety of customers, ranging from large corporate and institutional clients to high-net-worth individuals. The primary credit quality indicator for wholesale loans is the risk rating assigned each loan. For further information on these risk ratings, see Note 14 and Note 15 of JPMorgan Chase’s 2015 Annual Report.

The table below provides information by class of receivable for the retained loans in the Wholesale portfolio segment.

	Commercial and industrial		Real estate		Financial institutions		Government agencies		Other(d)		Total retained loans
(in millions, except ratios)	Mar 31, 2016	Dec 31, 2015	Mar 31, 2016	Dec 31, 2015	Mar 31, 2016	Dec 31, 2015	Mar 31, 2016	Dec 31, 2015	Mar 31, 2016	Dec 31, 2015	Mar 31, 2016	Dec 31, 2015
Loans by risk ratings
Investment-grade	$63,651	$62,150	$77,064	$74,330	$21,558	$21,786	$11,457	$11,363	$95,963	$98,107	$269,693	$267,736
Noninvestment-grade:
Noncriticized	47,501	45,632	17,652	17,008	6,943	7,667	449	256	11,861	11,390	84,406	81,953
Criticized performing	6,432	4,542	1,132	1,251	316	320	6	7	124	253	8,010	6,373
Criticized nonaccrual	1,722	608	253	231	11	10	—	—	217	139	2,203	988
Total noninvestment- grade	55,655	50,782	19,037	18,490	7,270	7,997	455	263	12,202	11,782	94,619	89,314
Total retained loans	$119,306	$112,932	$96,101	$92,820	$28,828	$29,783	$11,912	$11,626	$108,165	$109,889	$364,312	$357,050
% of total criticized exposure to total retained loans	6.83%	4.56%	1.44%	1.60%	1.13%	1.11%	0.05%	0.06%	0.32%	0.36%	2.80%	2.06%
% of criticized nonaccrual to total retained loans	1.44	0.54	0.26	0.25	0.04	0.03	—	—	0.20	0.13	0.60	0.28

Loans by geographic distribution(a)
Total non-U.S.	$32,037	$30,063	$3,231	$3,003	$16,405	$17,166	$1,929	$1,788	$42,272	$42,031	$95,874	$94,051
Total U.S.	87,269	82,869	92,870	89,817	12,423	12,617	9,983	9,838	65,893	67,858	268,438	262,999
Total retained loans	$119,306	$112,932	$96,101	$92,820	$28,828	$29,783	$11,912	$11,626	$108,165	$109,889	$364,312	$357,050

Loan delinquency(b)
Current and less than 30 days past due and still accruing	$117,203	$112,058	$95,680	$92,381	$28,761	$29,713	$11,909	$11,565	$106,852	$108,734	$360,405	$354,451
30–89 days past due and still accruing	360	259	161	193	32	49	1	55	936	988	1,490	1,544
90 or more days past due and still accruing(c)	21	7	7	15	24	11	2	6	160	28	214	67
Criticized nonaccrual	1,722	608	253	231	11	10	—	—	217	139	2,203	988
Total retained loans	$119,306	$112,932	$96,101	$92,820	$28,828	$29,783	$11,912	$11,626	$108,165	$109,889	$364,312	$357,050

(a)	The U.S. and non-U.S. distribution is determined based predominantly on the domicile of the borrower.

(b)
The credit quality of wholesale loans is assessed primarily through ongoing review and monitoring of an obligor’s ability to meet contractual obligations rather than relying on the past due status, which is generally a lagging indicator of credit quality. For further discussion, see Note 14 of JPMorgan Chase’s 2015 Annual Report.

(c)	Represents loans that are considered well-collateralized and therefore still accruing interest.

(d)	Other includes: individuals; SPEs; holding companies; and private education and civic organizations. For more information on exposures to SPEs, see Note 16 of JPMorgan Chase’s 2015 Annual Report.

The following table presents additional information on the real estate class of loans within the Wholesale portfolio segment for the periods indicated. For further information on real estate loans, see Note 14 of JPMorgan Chase’s 2015 Annual Report.

(in millions, except ratios)	Multifamily		Commercial lessors		Commercial construction and development		Other		Total real estate loans
	Mar 31, 2016	Dec 31, 2015	Mar 31, 2016	Dec 31, 2015	Mar 31, 2016	Dec 31, 2015	Mar 31, 2016	Dec 31, 2015	Mar 31, 2016	Dec 31, 2015
Real estate retained loans	$61,376	$60,290	$21,672	$20,062	$5,079	$4,920	$7,974	$7,548	$96,101	$92,820
Criticized exposure	553	520	730	844	34	43	68	75	1,385	1,482
% of total criticized exposure to total real estate retained loans	0.90%	0.86%	3.37%	4.21%	0.67%	0.87%	0.85%	0.99%	1.44%	1.60%
Criticized nonaccrual	$80	$85	$112	$100	$—	$1	$61	$45	$253	$231
% of criticized nonaccrual loans to total real estate retained loans	0.13%	0.14%	0.52%	0.50%	—%	0.02%	0.76%	0.60%	0.26%	0.25%

Wholesale impaired loans and loan modifications
Wholesale impaired loans consist of loans that have been placed on nonaccrual status and/or that have been modified in a TDR. All impaired loans are evaluated for an asset-specific allowance as described in Note 15 of JPMorgan Chase’s 2015 Annual Report.
The table below sets forth information about the Firm’s wholesale impaired loans.

(in millions)	Commercial and industrial		Real estate		Financial institutions		Government agencies		Other		Total retained loans
	Mar 31, 2016	Dec 31, 2015	Mar 31, 2016	Dec 31, 2015	Mar 31, 2016	Dec 31, 2015	Mar 31, 2016	Dec 31, 2015	Mar 31, 2016	Dec 31, 2015	Mar 31, 2016		Dec 31, 2015
Impaired loans
With an allowance	$1,555	$522	$177	$148	$11	$10	$—	$—	$125	$46	$1,868		$726
Without an allowance(a)	179	98	88	106	—	—	—	—	95	94	362		298
Total impaired loans	$1,734	$620	$265	$254	$11	$10	$—	$—	$220	$140	$2,230	(c)	$1,024	(c)
Allowance for loan losses related to impaired loans	$491	$220	$20	$27	$3	$3	$—	$—	$51	$24	$565		$274
Unpaid principal balance of impaired loans(b)	1,863	669	412	363	12	13	—	—	235	164	2,522		1,209

(a)
When the discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, the loan does not require an allowance. This typically occurs when the impaired loans have been partially charged-off and/or there have been interest payments received and applied to the loan balance.

(b)
Represents the contractual amount of principal owed at March 31, 2016, and December 31, 2015. The unpaid principal balance differs from the impaired loan balances due to various factors, including charge-offs; interest payments received and applied to the carrying value; net deferred loan fees or costs; and unamortized discount or premiums on purchased loans.

(c)	Based upon the domicile of the borrower, largely consists of loans in the U.S.
The following table presents the Firm’s average impaired loans for the periods indicated.

	Three months ended March 31,
(in millions)	2016	2015
Commercial and industrial	$1,123	$251
Real estate	233	268
Financial institutions	11	16
Government agencies	—	—
Other	181	107
Total(a)	$1,548	$642

(a)	The related interest income on accruing impaired loans and interest income recognized on a cash basis were not material for the three months ended March 31, 2016 and 2015.

Certain loan modifications are considered to be TDRs as they provide various concessions to borrowers who are experiencing financial difficulty. All TDRs are reported as impaired loans in the tables above. TDRs were $296 million and $208 million as of March 31, 2016, and December 31, 2015, respectively.

Note 14 – Allowance for credit losses
For detailed discussion of the allowance for credit losses and the related accounting policies, see Note 15 of JPMorgan Chase’s 2015 Annual Report.
Allowance for credit losses and related information
The table below summarizes information about the allowances for loan losses, and lending-related commitments, and includes a breakdown of loans and lending-related commitments by impairment methodology.

	2016					2015
Three months ended March 31 (in millions)	Consumer, excluding credit card	Credit card		Wholesale	Total	Consumer, excluding credit card	Credit card		Wholesale	Total
Allowance for loan losses
Beginning balance at January 1,	$5,806	$3,434		$4,315	$13,555	7,050	$3,439		$3,696	$14,185
Gross charge-offs	365	923		69	1,357	440	883		29	1,352
Gross recoveries	(145)	(93)		(9)	(247)	(176)	(94)		(30)	(300)
Net charge-offs/(recoveries)	220	830		60	1,110	264	789		(1)	1,052
Write-offs of PCI loans(a)	47	—		—	47	55	—		—	55
Provision for loan losses	221	830		545	1,596	141	789		58	988
Other	—	—		—	—	—	(5)		4	(1)
Ending balance at March 31,	$5,760	$3,434		$4,800	$13,994	$6,872	$3,434		$3,759	$14,065

Allowance for loan losses by impairment methodology
Asset-specific(b)	$371	$427	(c)	$565	$1,363	$537	$458	(c)	$115	$1,110
Formula-based	2,694	3,007		4,235	9,936	3,065	2,976		3,644	9,685
PCI	2,695	—		—	2,695	3,270	—		—	3,270
Total allowance for loan losses	$5,760	$3,434		$4,800	$13,994	$6,872	$3,434		$3,759	$14,065

Loans by impairment methodology
Asset-specific	$9,468	$1,381		$2,230	$13,079	$11,414	$1,852		$743	$14,009
Formula-based	304,660	124,631		362,078	791,369	248,147	118,983		330,472	697,602
PCI	39,743	—		4	39,747	45,356	—		4	45,360
Total retained loans	$353,871	$126,012		$364,312	$844,195	$304,917	$120,835		$331,219	$756,971

Impaired collateral-dependent loans
Net charge-offs	$21	$—		$1	$22	$16	$—		$1	$17
Loans measured at fair value of collateral less cost to sell	2,514	—		384	2,898	2,912	—		269	3,181

Allowance for lending-related commitments
Beginning balance at January 1,	$14	$—		$772	$786	$13	$—		$609	$622
Provision for lending-related commitments	—	—		228	228	1	—		(30)	(29)
Ending balance at March 31,	$14	$—		$1,000	$1,014	$14	$—		$579	$593

Allowance for lending-related commitments by impairment methodology
Asset-specific	$—	$—		$192	$192	$—	$—		$55	$55
Formula-based	14	—		808	822	14	—		524	538
Total allowance for lending-related commitments	$14	$—		$1,000	$1,014	$14	$—		$579	$593

Lending-related commitments by impairment methodology
Asset-specific	$—	$—		$722	$722	$—	$—		$131	$131
Formula-based	60,744	532,224		366,744	959,712	60,151	533,511		355,373	949,035
Total lending-related commitments	$60,744	$532,224		$367,466	$960,434	$60,151	$533,511		$355,504	$949,166

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

Note 15 – Variable interest entities
For a further description of JPMorgan Chase’s accounting policies regarding consolidation of VIEs, see Note 1 of JPMorgan Chase’s 2015 Annual Report.
The following table summarizes the most significant types of Firm-sponsored VIEs by business segment.

Line-of-Business	Transaction Type	Activity	Form 10-Q page reference
CCB	Credit card securitization trusts	Securitization of both originated and purchased credit card receivables	122
	Mortgage securitization trusts	Servicing and securitization of both originated and purchased residential mortgages	122–124
CIB	Mortgage and other securitization trusts	Securitization of both originated and purchased residential and commercial mortgages, and student loans	122–124
	Multi-seller conduits Investor intermediation activities:	Assist clients in accessing the financial markets in a cost-efficient manner and structures transactions to meet investor needs	124
	Municipal bond vehicles		124–125
The Firm also invests in and provides financing and other services to VIEs sponsored by third parties, as described on page 125 of this Note.
Significant Firm-sponsored variable interest entities
Credit card securitizations
For a more detailed discussion of JPMorgan Chase’s involvement with credit card securitizations, see Note 16 of JPMorgan Chase’s 2015 Annual Report.
As a result of the Firm’s continuing involvement, the Firm is considered to be the primary beneficiary of its Firm-sponsored credit card securitization trusts. This includes the Firm’s primary card securitization trust, Chase Issuance Trust. See the table on page 126 of this Note for further information on consolidated VIE assets and liabilities.

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
For a detailed discussion of the Firm’s involvement with Firm-sponsored mortgage and other securitization trusts, as well as the accounting treatment relating to such trusts, see Note 16 of JPMorgan Chase’s 2015 Annual Report.

The following table presents the total unpaid principal amount of assets held in Firm-sponsored private-label securitization entities, including those in which the Firm has continuing involvement, and those that are consolidated by the Firm. Continuing involvement includes servicing the loans; holding senior interests or subordinated interests; recourse or guarantee arrangements; and derivative transactions. In certain instances, the Firm’s only continuing involvement is servicing the loans. See Securitization activity on page 127 of this Note for further information regarding the Firm’s cash flows with and interests retained in nonconsolidated VIEs, and page 127 of this Note for information on the Firm’s loan sales to U.S. government agencies.

	Principal amount outstanding			JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
March 31, 2016(a) (in millions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	AFS securities	Total interests held by JPMorgan Chase
Securitization-related
Residential mortgage:
Prime/Alt-A and option ARMs	$82,221	$1,322	$65,673	$266	$1,545	$1,811
Subprime	23,858	118	21,971	80	—	80
Commercial and other(b)	118,440	107	91,632	701	3,268	3,969
Total	$224,519	$1,547	$179,276	$1,047	$4,813	$5,860

	Principal amount outstanding			JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
December 31, 2015(a) (in millions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	AFS securities	Total interests held by JPMorgan Chase
Securitization-related
Residential mortgage:
Prime/Alt-A and option ARMs	$85,687	$1,400	$66,708	$393	$1,619	$2,013
Subprime	24,389	64	22,549	109	—	109
Commercial and other(b)	123,474	107	80,319	447	3,451	3,898
Total	$233,550	$1,571	$169,576	$949	$5,070	$6,020

(a)	Excludes U.S. government agency securitizations. See page 127 of this Note for information on the Firm’s loan sales to U.S. government agencies.

(b)
Consists of securities backed by commercial loans (predominantly real estate) and non-mortgage-related consumer receivables purchased from third parties. The Firm generally does not retain a residual interest in its sponsored commercial mortgage securitization transactions.

(c)
The table above excludes the following: retained servicing (see Note 16 for a discussion of MSRs); securities retained from loan sales to U.S. government agencies; interest rate and foreign exchange derivatives primarily used to manage interest rate and foreign exchange risks of securitization entities (See Note 5 for further information on derivatives); senior and subordinated securities of $312 million and $52 million, respectively, at March 31, 2016, and $163 million and $73 million, respectively, at December 31, 2015, which the Firm purchased in connection with CIB’s secondary market-making activities.

(d)	Includes interests held in re-securitization transactions.

(e)
As of March 31, 2016, and December 31, 2015, 71% and 76%, respectively, of the Firm’s retained securitization interests, which are carried at fair value, were risk-rated “A” or better, on an S&P-equivalent basis. The retained interests in prime residential mortgages consisted of $1.7 billion and $1.9 billion of investment-grade and $85 million and $93 million of noninvestment-grade retained interests at March 31, 2016, and December 31, 2015, respectively. The retained interests in commercial and other securitizations trusts consisted of $3.7 billion and $3.7 billion of investment-grade and $296 million and $198 million of noninvestment-grade retained interests at March 31, 2016, and December 31, 2015, respectively.

Residential mortgage
For a more detailed description of the Firm’s involvement with residential mortgage securitizations, see Note 16 of JPMorgan Chase’s 2015 Annual Report.
At March 31, 2016, and December 31, 2015, the Firm did not consolidate the assets of certain Firm-sponsored residential mortgage securitization VIEs, in which the Firm had continuing involvement, primarily due to the fact that the Firm did not hold an interest in these trusts that could potentially be significant to the trusts. See the table on page 126 of this Note for more information on the consolidated residential mortgage securitizations, and the table on the previous page of this Note for further information on interests held in nonconsolidated residential mortgage securitizations.
Commercial mortgages and other consumer securitizations
CIB originates and securitizes commercial mortgage loans, and engages in underwriting and trading activities involving the securities issued by securitization trusts. For a more detailed description of the Firm’s involvement with commercial mortgage and other consumer securitizations, see Note 16 of JPMorgan Chase’s 2015 Annual Report. See the table on page 126 of this Note for more information on the consolidated commercial mortgage securitizations, and the table on the previous page of this Note for further information on interests held in nonconsolidated securitizations.
Re-securitizations
For a more detailed description of JPMorgan Chase’s
participation in certain re-securitization transactions, see Note 16 of JPMorgan Chase’s 2015 Annual Report.
During the three months ended March 31, 2016 and 2015, the Firm transferred $2.9 billion and $3.9 billion respectively of securities to agency VIEs, and zero and $472 million, respectively, of securities to private-label VIEs.
As of March 31, 2016, and December 31, 2015, total assets (including the notional amount of interest-only securities) of nonconsolidated Firm-sponsored private-label re-securitization entities in which the Firm has continuing involvement were $2.0 billion and $2.2 billion, respectively. At March 31, 2016, and December 31, 2015, the Firm held approximately $4.2 billion and $4.6 billion, respectively, of interests in nonconsolidated agency re-securitization entities. The Firm’s exposure to non-consolidated private-label re-securitization entities as of March 31, 2016, and December 31, 2015 was not material. As of March 31, 2016, and December 31, 2015, the Firm did not consolidate any agency re-securitizations. As of March 31, 2016, and December 31, 2015, the Firm consolidated an insignificant amount of assets and liabilities of Firm-sponsored private-label re-securitizations.

Multi-seller conduits
For a more detailed description of JPMorgan Chase’s principal involvement with Firm-administered multi-seller conduits, see Note 16 of JPMorgan Chase’s 2015 Annual Report.
In the normal course of business, JPMorgan Chase makes markets in and invests in commercial paper issued by the Firm-administered multi-seller conduits. The Firm held $18.6 billion and $15.7 billion of the commercial paper issued by the Firm-administered multi-seller conduits at March 31, 2016, and December 31, 2015, respectively. The Firm’s investments reflect the Firm’s funding needs and capacity and were not driven by market illiquidity. The Firm is not obligated under any agreement to purchase the commercial paper issued by the Firm-administered multi-seller conduits.
Deal-specific liquidity facilities, program-wide liquidity and credit enhancement provided by the Firm have been eliminated in consolidation. The Firm or the Firm-administered multi-seller conduits provide lending-related commitments to certain clients of the Firm-administered multi-seller conduits. The unfunded portion of these commitments was $8.6 billion and $5.6 billion at March 31, 2016, and December 31, 2015, and are reported as off-balance sheet lending-related commitments. For more information on off-balance sheet lending-related commitments, see Note 21.
VIEs associated with investor intermediation activities
Municipal bond vehicles
For a more detailed description of JPMorgan Chase’s principal involvement with municipal bond vehicles, see Note 16 of JPMorgan Chase’s 2015 Annual Report.

The Firm’s exposure to nonconsolidated municipal bond VIEs at March 31, 2016, and December 31, 2015, including the ratings profile of the VIEs’ assets, was as follows.

(in millions)(a)	Fair value of assets held by VIEs	Liquidity facilities	Excess/(deficit)(b)	Maximum exposure
Nonconsolidated municipal bond vehicles
March 31, 2016	$5,917	$3,260	$2,657	$3,260
December 31, 2015	6,937	3,794	3,143	3,794

	Ratings profile of VIE assets(c)					Fair value of assets held by VIEs	Wt. avg. expected life of assets (years)
	Investment-grade				Noninvestment- grade
(in millions, except where otherwise noted)(a)	AAA to AAA-	AA+ to AA-	A+ to A-	BBB+ to BBB-	BB+ and below
March 31, 2016	1,547	3,881	368	24	97	5,917	3.9
December 31, 2015	1,743	4,631	448	24	91	6,937	4.0

(a)	Represents the excess of the fair values of municipal bond assets available to repay the liquidity facilities, if drawn.

(b)	The ratings scale is presented on an S&P-equivalent basis.

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

Consolidated VIE assets and liabilities
The following table presents information on assets and liabilities related to VIEs consolidated by the Firm as of March 31, 2016, and December 31, 2015.

	Assets				Liabilities
March 31, 2016 (in millions)(a)	Trading assets	Loans	Other(c)	Total assets(d)	Beneficial interests in VIE assets(e)	Other(f)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$40,388	$687	$41,075	$27,486	$15	$27,501
Firm-administered multi-seller conduits	—	23,842	39	23,881	5,250	36	5,286
Municipal bond vehicles	3,443	—	7	3,450	3,327	1	3,328
Mortgage securitization entities(b)	784	586	25	1,395	720	616	1,336
Student loan securitization entities	—	1,864	63	1,927	1,702	5	1,707
Other	607	—	2,702	3,309	188	116	304
Total	$4,834	$66,680	$3,523	$75,037	$38,673	$789	$39,462

	Assets				Liabilities
December 31, 2015 (in millions)(a)	Trading assets	Loans	Other(c)	Total assets(d)	Beneficial interests in VIE assets(e)	Other(f)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$47,358	$718	$48,076	$27,906	$15	$27,921
Firm-administered multi-seller conduits	—	24,388	37	24,425	8,724	19	8,743
Municipal bond vehicles	2,686	—	5	2,691	2,597	1	2,598
Mortgage securitization entities(b)	840	1,433	27	2,300	777	643	1,420
Student loan securitization entities	—	1,925	62	1,987	1,760	5	1,765
Other	210	—	1,916	2,126	115	126	241
Total	$3,736	$75,104	$2,765	$81,605	$41,879	$809	$42,688

(a)	Excludes intercompany transactions which were eliminated in consolidation.

(b)	Includes residential and commercial mortgage securitizations as well as re-securitizations.

(c)	Includes assets classified as cash, AFS securities, and other assets within the Consolidated balance sheets.

(d)
The assets of the consolidated VIEs included in the program types above are used to settle the liabilities of those entities. The difference between total assets and total liabilities recognized for consolidated VIEs represents the Firm’s interest in the consolidated VIEs for each program type.

(e)
The interest-bearing beneficial interest liabilities issued by consolidated VIEs are classified in the line item on the Consolidated balance sheets titled, “Beneficial interests issued by consolidated variable interest entities.” The holders of these beneficial interests do not have recourse to the general credit of JPMorgan Chase. Included in beneficial interests in VIE assets are long-term beneficial interests of $30.1 billion and $30.6 billion at March 31, 2016, and December 31, 2015, respectively. The maturities of the long-term beneficial interests as of March 31, 2016, were as follows: $8.7 billion under one year, $18.2 billion between one and five years, and $3.2 billion over five years, all respectively.

(f)	Includes liabilities classified as accounts payable and other liabilities in the Consolidated balance sheets.
Loan securitizations
The Firm has securitized and sold a variety of loans, including residential mortgage, credit card, student and commercial (primarily related to real estate) loans. For a further description of the Firm’s accounting policies regarding securitizations, see Note 16 of JPMorgan Chase’s 2015 Annual Report.

Securitization activity
The following table provides information related to the Firm’s securitization activities for the three months ended March 31, 2016 and 2015, related to assets held in JPMorgan Chase-sponsored securitization entities that were not consolidated by the Firm, and where sale accounting was achieved based on the accounting rules in effect at the time of the securitization.

	Three months ended March 31,
	2016		2015
(in millions)(a)	Residential mortgage(d)	Commercial and other(e)	Residential mortgage(d)	Commercial and other(e)
Principal securitized	$—	$1,324	$1,312	$3,375
All cash flows during the period:
Proceeds from new securitizations(b)	$—	$1,311	$1,317	$3,369
Servicing fees collected	112	1	146	1
Purchases of previously transferred financial assets (or the underlying collateral)(c)	37	—	—	—
Cash flows received on interests	94	273	70	79

(a)	Excludes re-securitization transactions.

(b)
For the three months ended March 31, 2016, there were no residential mortgage securitizations. For the three months ended March 31, 2015, $1.3 billion of proceeds from residential mortgage securitizations were received as securities classified in level 2 of the fair value hierarchy. For the three months ended March 31, 2016, $1.3 billion, of proceeds from commercial mortgage securitizations were received as securities classified in level 2. For the three months ended March 31, 2015, $3.4 billion of proceeds from commercial mortgage securitizations were received as securities classified in level 2. All loans transferred into securitization vehicles during the three months ended March 31, 2016 and 2015, were classified as trading assets; changes in fair value were recorded in principal transactions revenue, and there were no significant gains or losses associated with the securitization activity.

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
Loans and excess MSRs sold to U.S. government-sponsored enterprises (“U.S. GSEs”), loans in securitization transactions pursuant to Ginnie Mae guidelines, and other third-party-sponsored securitization entities
In addition to the amounts reported in the securitization activity tables above, the Firm, in the normal course of business, sells originated and purchased mortgage loans and certain originated excess MSRs on a nonrecourse basis, predominantly to U.S. GSEs. These loans and excess MSRs are sold primarily for the purpose of securitization by the U.S. GSEs, who provide certain guarantee provisions (e.g., credit enhancement of the loans). The Firm also sells loans into securitization transactions pursuant to Ginnie Mae guidelines; these loans are typically insured or guaranteed by another U.S. government agency. The Firm does not consolidate the securitization vehicles underlying these transactions as it is not the primary beneficiary. For a limited number of loan sales, the Firm is obligated to share a portion of the credit risk associated with the sold loans with the purchaser. See Note 29 of JPMorgan Chase’s 2015 Annual Report for additional information about the Firm’s loan sales- and securitization-related indemnifications. See Note 16 for additional information about the impact of the Firm’s sale of certain excess MSRs. The following table summarizes the activities related to loans sold to the U.S. GSEs, loans in securitization transactions pursuant to Ginnie Mae guidelines, and other third-party-sponsored securitization entities.

	Three months ended March 31,
(in millions)	2016	2015
Carrying value of loans sold(a)	$9,012	$12,139
Proceeds received from loan sales as cash	4	51
Proceeds from loans sales as securities(b)	8,955	12,029
Total proceeds received from loan sales(c)	$8,959	$12,080
Gains on loan sales(d)	$50	$91

(a)	Predominantly includes securities from U.S. GSEs and Ginnie Mae that are generally sold shortly after receipt.

(b)	Excludes the value of MSRs retained upon the sale of loans. Gains on loan sales include the value of MSRs.

(c)	The carrying value of the loans accounted for at fair value approximated the proceeds received upon loan sale.

Options to repurchase delinquent loans
In addition to the Firm’s obligation to repurchase certain loans due to material breaches of representations and warranties as discussed in Note 21, the Firm also has the option to repurchase delinquent loans that it services for Ginnie Mae loan pools, as well as for other U.S. government agencies under certain arrangements. The Firm typically elects to repurchase delinquent loans from Ginnie Mae loan pools as it continues to service them and/or manage the foreclosure process in accordance with the applicable requirements, and such loans continue to be insured or guaranteed. When the Firm’s repurchase option becomes exercisable, such loans must be reported on the Consolidated balance sheets as a loan with a corresponding liability. As of March 31, 2016, and December 31, 2015, the Firm had recorded on its Consolidated balance sheets $10.8 billion and $11.1 billion, respectively, of loans that either had been repurchased or for which the Firm had an option to repurchase. Predominantly all of these amounts relate to loans that have been repurchased from Ginnie Mae loan pools. Additionally, real estate owned resulting from voluntary repurchases of loans was $360 million and $343 million as of March 31, 2016, and December 31, 2015, respectively. Substantially all of these loans and real estate owned are insured or guaranteed by U.S. government agencies. For additional information, refer to Note 13 of this Form 10-Q and Note 14 of JPMorgan Chase’s 2015 Annual Report.

Loan delinquencies and liquidation losses
The table below includes information about components of nonconsolidated securitized financial assets, in which the Firm has continuing involvement, and delinquencies as of March 31, 2016, and December 31, 2015.

					Liquidation losses
	Securitized assets		90 days past due		Three months ended March 31,
(in millions)	Mar 31, 2016	Dec 31, 2015	Mar 31, 2016	Dec 31, 2015	2016	2015
Securitized loans(a)
Residential mortgage:
Prime / Alt-A & option ARMs	$65,673	$66,708	$7,879	$8,325	$340	$462
Subprime	21,971	22,549	5,156	5,448	322	354
Commercial and other	91,632	80,319	1,389	1,808	393	99
Total loans securitized(b)	$179,276	$169,576	$14,424	$15,581	$1,055	$915

(a)
Total assets held in securitization-related SPEs were $224.5 billion and $233.6 billion, respectively, at March 31, 2016, and December 31, 2015. The $179.3 billion and $169.6 billion, respectively, of loans securitized at March 31, 2016, and December 31, 2015, excluded: $43.7 billion and $62.4 billion, respectively, of securitized loans in which the Firm has no continuing involvement, and $1.5 billion and $1.6 billion, respectively, of loan securitizations consolidated on the Firm’s Consolidated balance sheets at March 31, 2016, and December 31, 2015.

(b)	Includes securitized loans that were previously recorded at fair value and classified as trading assets.

Note 16 – Goodwill and other intangible assets
For a discussion of the accounting policies related to goodwill and other intangible assets, see Note 17 of JPMorgan Chase’s 2015 Annual Report.
The following table presents goodwill attributed to the business segments.

(in millions)	March 31, 2016	December 31, 2015
Consumer & Community Banking	$30,814	$30,769
Corporate & Investment Bank	6,775	6,772
Commercial Banking	2,861	2,861
Asset Management	6,860	6,923
Total goodwill	$47,310	$47,325

The following table presents changes in the carrying amount of goodwill.

	Three months ended March 31,
(in millions)	2016	2015
Balance at beginning of period	$47,325	$47,647
Changes during the period from:
Business combinations	—	8
Dispositions(a)	(71)	(101)
Other(b)	56	(101)
Balance at March 31,	$47,310	$47,453

(a)
During the three months ended March 31, 2016, represents Asset Management goodwill, which was disposed of as part of Asset Management sales completed in March 2016. During the three months ended March 31, 2015, represents Private Equity goodwill, which was disposed of as part of a Private Equity sale completed in January 2015.

(b)	Includes foreign currency translation adjustments and other tax-related adjustments.

Goodwill Impairment testing
For further description of the Firm’s goodwill impairment testing process, including the primary method used to estimate the fair value of the reporting units, and the assumptions used in the goodwill impairment test, see Impairment testing on pages 274–275 of JPMorgan Chase’s 2015 Annual Report.
Goodwill was not impaired at March 31, 2016, or December 31, 2015, nor was goodwill written off due to impairment during the three months ended March 31, 2016 or 2015.
Declines in business performance, increases in credit losses, increases in equity capital requirements, as well as deterioration in economic or market conditions, adverse estimates of the impact of regulatory or legislative changes or increases in the estimated cost of equity, could cause the estimated fair values of the Firm’s reporting units or their associated goodwill to decline in the future, which could result in a material impairment charge to earnings in a future period related to some portion of the associated goodwill.

Mortgage servicing rights
MSRs represent the fair value of expected future cash flows for performing servicing activities for others. The fair value considers estimated future servicing fees and ancillary revenue, offset by estimated costs to service the loans, and generally declines over time as net servicing cash flows are received, effectively amortizing the MSR asset against contractual servicing and ancillary fee income. MSRs are either purchased from third parties or recognized upon sale or securitization of mortgage loans if servicing is retained. For a further description of the MSR asset, interest rate risk management, and the valuation of MSRs, see Note 17 of JPMorgan Chase’s 2015 Annual Report and Note 3 of this Form 10-Q.
The following table summarizes MSR activity for the three months ended March 31, 2016 and 2015.

	As of or for the three months ended March 31,
(in millions, except where otherwise noted)	2016	2015
Fair value at beginning of period	$6,608	$7,436
MSR activity:
Originations of MSRs	107	155
Purchase of MSRs	—	1
Disposition of MSRs(a)	(64)	(157)
Net additions	43	(1)

Changes due to collection/realization of expected cash flows	(241)	(215)

Changes in valuation due to inputs and assumptions:
Changes due to market interest rates and other(b)	(762)	(477)
Changes in valuation due to other inputs and assumptions:
Projected cash flows (e.g., cost to service)	7	(10)
Discount rates	7	(10)
Prepayment model changes and other(c)	(4)	(82)
Total changes in valuation due to other inputs and assumptions	10	(102)
Total changes in valuation due to inputs and assumptions	(752)	(579)
Fair value at March 31,	$5,658	$6,641

Change in unrealized gains/(losses) included in income related to MSRs held at March 31,	$(752)	$(579)
Contractual service fees, late fees and other ancillary fees included in income	$561	$667
Third-party mortgage loans serviced at March 31, (in billions)	$658	$728
Net servicer advances at March 31, (in billions)(d)	$6.1	$7.9

(a)
For the three months ended March 31, 2016, predominantly represents excess MSRs transferred to agency-sponsored trusts in exchange for stripped mortgage-backed securities (“SMBS”). In each transaction, a portion of the SMBS was acquired by third parties at the transaction date; the Firm acquired and has retained the remaining balance of those SMBS as trading securities. Also includes sales of MSRs for the three months ended March 31, 2016 and 2015.

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

The following table presents the components of mortgage fees and related income (including the impact of MSR risk management activities) for the three months ended March 31, 2016 and 2015.

	Three months ended March 31,
(in millions)	2016	2015
CCB mortgage fees and related income

Net production revenue	$162	$237

Net mortgage servicing revenue:
Operating revenue:
Loan servicing revenue	616	749
Changes in MSR asset fair value due to collection/realization of expected cash flows	(240)	(214)
Total operating revenue	376	535
Risk management:
Changes in MSR asset fair value due to market interest rates and other(a)	(762)	(476)
Other changes in MSR asset fair value due to other inputs and assumptions in model(b)	10	(102)
Change in derivative fair value and other	881	510
Total risk management	129	(68)
Total net mortgage servicing revenue	505	467

Total CCB mortgage fees and related income	667	704

All other	—	1
Mortgage fees and related income	$667	$705

(a)	Represents both the impact of changes in estimated future prepayments due to changes in market interest rates, and the difference between actual and expected prepayments.

(b)
Represents the aggregate impact of changes in model inputs and assumptions such as projected cash flows (e.g., cost to service), discount rates and changes in prepayments other than those attributable to changes in market interest rates (e.g., changes in prepayments due to changes in home prices).

The table below outlines the key economic assumptions used to determine the fair value of the Firm’s MSRs at March 31, 2016, and December 31, 2015, and outlines the sensitivities of those fair values to immediate adverse changes in those assumptions, as defined below.

(in millions, except rates)	Mar 31, 2016	Dec 31, 2015
Weighted-average prepayment speed assumption (“CPR”)	12.07%	9.81%
Impact on fair value of 10% adverse change	$(275)	$(275)
Impact on fair value of 20% adverse change	(534)	(529)
Weighted-average option adjusted spread	9.85%	9.54%
Impact on fair value of 100 basis points adverse change	$(213)	$(258)
Impact on fair value of 200 basis points adverse change	(410)	(498)
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

Note 17 – Deposits
For further discussion on deposits, see Note 19 of JPMorgan Chase’s 2015 Annual Report.
At March 31, 2016, and December 31, 2015, noninterest-bearing and interest-bearing deposits were as follows.

(in millions)	March 31, 2016	December 31, 2015
U.S. offices
Noninterest-bearing	$383,282	$392,721
Interest-bearing:
Demand(a)	133,769	84,088
Savings(b)	510,544	486,043
Time (included $10,575, and $10,916 at fair value)(c)	51,354	92,873
Total interest-bearing deposits	695,667	663,004
Total deposits in U.S. offices	1,078,949	1,055,725
Non-U.S. offices
Noninterest-bearing	20,913	18,921
Interest-bearing:
Demand	167,025	154,773
Savings	1,329	2,157
Time (included $1,444 and $1,600 at fair value)(c)	53,600	48,139
Total interest-bearing deposits	221,954	205,069
Total deposits in non-U.S. offices	242,867	223,990
Total deposits	$1,321,816	$1,279,715

(a)	Includes Negotiable Order of Withdrawal (“NOW”) accounts, and certain trust accounts.

(b)	Includes Money Market Deposit Accounts (“MMDAs”).

(c)	Includes structured notes classified as deposits for which the fair value option has been elected. For further discussion, see Note 4 of JPMorgan Chase’s 2015 Annual Report.

Note 18 – Earnings per share
For a discussion of the computation of basic and diluted earnings per share (“EPS”), see Note 24 of JPMorgan Chase’s 2015 Annual Report. The following table presents the calculation of basic and diluted EPS for the three months ended March 31, 2016 and 2015.

(in millions, except per share amounts)	Three months ended March 31,
	2016	2015
Basic earnings per share
Net income	$5,520	$5,914
Less: Preferred stock dividends	412	324
Net income applicable to common equity	5,108	5,590
Less: Dividends and undistributed earnings allocated to participating securities	117	138
Net income applicable to common stockholders	$4,991	$5,452

Total weighted-average basic shares outstanding	3,669.9	3,725.3
Net income per share	$1.36	$1.46

Diluted earnings per share
Net income applicable to common stockholders	$4,991	$5,452
Total weighted-average basic shares outstanding	3,669.9	3,725.3
Add: Employee stock options, SARs, warrants and PSUs(a)	27.0	32.2
Total weighted-average diluted shares outstanding(b)	3,696.9	3,757.5
Net income per share	$1.35	$1.45

(a)
Excluded from the computation of diluted EPS (due to the antidilutive effect) were options issued under employee benefit plans. The aggregate number of shares issuable upon the exercise of such options was not material for the three months ended March 31, 2016 and 1 million for the three months ended March 31, 2015.

(b)	Participating securities were included in the calculation of diluted EPS using the two-class method, as this computation was more dilutive than the calculation using the treasury stock method.

Note 19 – Accumulated other comprehensive income/(loss)
AOCI includes the after-tax change in unrealized gains and losses on investment securities, foreign currency translation adjustments (including the impact of related derivatives), cash flow hedging activities, net loss and prior service costs/(credit) related to the Firm’s defined benefit pension and OPEB plans, and DVA on fair value option elected liabilities.
Effective January 1, 2016, the Firm adopted new accounting guidance related to the recognition and measurement of financial liabilities where the fair value option has been elected. This guidance requires the portion of the total change in fair value caused by changes in the Firm’s own credit risk (DVA) to be presented separately in other comprehensive income; previously these amounts were recognized in net income. The guidance was required to be applied as of the beginning of the fiscal year of adoption by means of a cumulative effect adjustment to the Consolidated balance sheets, which resulted in a reclassification from retained earnings to accumulated other comprehensive income.

As of or for the three months ended March 31, 2016	Unrealized gains/(losses) on investment securities(a)	Translation adjustments, net of hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)
(in millions)
Balance at January 1, 2016	$2,629	$(162)	$(44)	$(2,231)	NA	$192
Cumulative effect of change in accounting principle	—	—	—	—	154	154
Net change	425	(2)	(70)	25	58	436
Balance at March 31, 2016	$3,054	$(164)	$(114)	$(2,206)	$212	$782

As of or for the three months ended March 31, 2015	Unrealized gains/(losses) on investment securities(a)	Translation adjustments, net of hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)
(in millions)
Balance at January 1, 2015	$4,773	$(147)	$(95)	$(2,342)	NA	$2,189
Net change	89	(10)	77	85	NA	241
Balance at March 31, 2015	$4,862	$(157)	$(18)	$(2,257)	NA	$2,430

(a)
Represents the after-tax difference between the fair value and amortized cost of securities accounted for as AFS including, as of the date of transfer during the first quarter of 2014, $9 million of net unrealized losses related to AFS securities that were transferred to HTM. Subsequent to transfer, includes any net unamortized unrealized gains and losses related to the transferred securities.

The following table presents the pretax and after-tax changes in the components of other comprehensive income/(loss).

	2016			2015
Three months ended March 31, (in millions)	Pretax	Tax effect	After-tax	Pretax	Tax effect	After-tax
Unrealized gains/(losses) on investment securities:
Net unrealized gains/(losses) arising during the period	$732	$(275)	$457	$225	$(104)	$121
Reclassification adjustment for realized (gains)/losses included in net income(a)	(51)	19	(32)	(52)	20	(32)
Net change	681	(256)	425	173	(84)	89
Translation adjustments(b):
Translation	589	(220)	369	(1,000)	378	(622)
Hedges	(590)	219	(371)	993	(381)	612
Net change	(1)	(1)	(2)	(7)	(3)	(10)
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	(167)	63	(104)	(49)	18	(31)
Reclassification adjustment for realized (gains)/losses included in net income(c)(d)	55	(21)	34	175	(67)	108
Net change	(112)	42	(70)	126	(49)	77
Defined benefit pension and OPEB plans:
Net gains/(losses) arising during the period	(23)	9	(14)	60	(24)	36
Reclassification adjustments included in net income(e):
Amortization of net loss	64	(24)	40	71	(27)	44
Prior service costs/(credits)	(9)	4	(5)	(9)	3	(6)
Foreign exchange and other	6	(2)	4	33	(22)	11
Net change	38	(13)	25	155	(70)	85
DVA on fair value option elected liabilities, net change:	92	(34)	58	NA	NA	NA
Total other comprehensive income/(loss)	$698	$(262)	$436	$447	$(206)	$241

(a)	The pretax amount is reported in securities gains in the Consolidated statements of income.

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

(e)	The pretax amount is reported in compensation expense in the Consolidated statements of income.

Note 20 – Regulatory capital
The Federal Reserve establishes capital requirements, including well-capitalized standards, for the consolidated financial holding company. The Office of the Comptroller of the Currency (“OCC”) establishes similar capital requirements and standards for the Firm’s national banks, including JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A.
Under the Basel Committee’s most recent capital framework (“Basel III”) for large and internationally active U.S. bank holding companies and banks, including the Firm and its insured depository institution (“IDI”) subsidiaries, revised, among other things, the definition of capital and introduced a new common equity Tier 1 capital (“CET1 capital”) requirement; presents two comprehensive methodologies for calculating risk-weighted assets (“RWA”), a general (Standardized) approach, (“Basel III Standardized”) and an advanced approach, (“Basel III Advanced”); and sets out minimum capital ratios and overall capital adequacy standards. Certain of the requirements of Basel III are subject to phase-in periods that began on January 1, 2014 and continue through the end of 2018 (“Basel III Transitional”).
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

	JPMorgan Chase & Co.(e)
	Basel III Standardized Transitional		Basel III Advanced Transitional
(in millions, except ratios)	Mar 31, 2016	Dec 31, 2015	Mar 31, 2016	Dec 31, 2015
Regulatory capital
CET1 capital(a)	$177,531	$175,398	$177,531	$175,398
Tier 1 capital	202,399	200,482	202,399	200,482
Total capital	236,954	234,413	226,190	224,616

Assets
Risk-weighted	1,470,741	1,465,262	1,497,870	1,485,336
Adjusted average(b)	2,345,926	2,361,177	2,345,926	2,361,177

Capital ratios(c)
CET1	12.1%	12.0%	11.9%	11.8%
Tier 1(a)	13.8	13.7	13.5	13.5
Total	16.1	16.0	15.1	15.1
Tier 1 leverage(d)	8.6	8.5	8.6	8.5

	JPMorgan Chase Bank, N.A.(e)
	Basel III Standardized Transitional		Basel III Advanced Transitional
(in millions, except ratios)	Mar 31, 2016	Dec 31, 2015	Mar 31, 2016	Dec 31, 2015
Regulatory capital
CET1 capital(a)	$170,985	$168,857	$170,985	$168,857
Tier 1 capital	171,229	169,222	171,229	169,222
Total capital	185,947	183,262	178,517	176,423

Assets
Risk-weighted	1,309,694	1,264,056	1,291,998	1,249,607
Adjusted average(b)	1,919,207	1,913,448	1,919,207	1,913,448

Capital ratios(c)
CET1	13.1%	13.4%	13.2%	13.5%
Tier 1(a)	13.1	13.4	13.3	13.5
Total	14.2	14.5	13.8	14.1
Tier 1 leverage(d)	8.9	8.8	8.9	8.8

	Chase Bank USA, N.A.(e)
	Basel III Standardized Transitional		Basel III Advanced Transitional
(in millions, except ratios)	Mar 31, 2016	Dec 31, 2015	Mar 31, 2016	Dec 31, 2015
Regulatory capital
CET1 capital(a)	$15,943	$15,419	$15,943	$15,419
Tier 1 capital	15,943	15,419	15,943	15,419
Total capital	21,856	21,418	20,593	20,069

Assets
Risk-weighted	99,342	105,807	181,991	181,775
Adjusted average(b)	133,100	134,152	133,100	134,152

Capital ratios(c)
CET1	16.0%	14.6%	8.8%	8.5%
Tier 1(a)	16.0	14.6	8.8	8.5
Total	22.0	20.2	11.3	11.0
Tier 1 leverage(d)	12.0	11.5	12.0	11.5

(a)	Includes the deduction associated with the permissible holdings of covered funds (as defined by the Volcker Rule) acquired after December 31, 2013 which was not material as of March 31, 2016.

(b)
Adjusted average assets, for purposes of calculating the Tier 1 leverage ratio, includes total quarterly average assets adjusted for unrealized gains/(losses) on securities, less deductions for goodwill and other intangible assets, defined benefit pension plan assets, and deferred tax assets related to net operating loss and tax credit carryforwards.

(c)
For each of the risk-based capital ratios, the capital adequacy of the Firm and its national bank subsidiaries are evaluated against the Basel III approach, Standardized or Advanced, resulting in the lower ratio (the “Collins Floor”), as required by the Collins Amendment of the Dodd-Frank Act.

(d)	The Tier 1 leverage ratio is not a risk-based measure of capital. This ratio is calculated by dividing Tier 1 capital by adjusted average assets.

(e)
Asset and capital amounts for JPMorgan Chase’s banking subsidiaries reflect intercompany transactions; whereas the respective amounts for JPMorgan Chase reflect the elimination of intercompany transactions.

Note: Rating agencies allow measures of capital to be adjusted upward for deferred tax liabilities, which have resulted from both nontaxable business combinations and from tax-deductible goodwill. The Firm had deferred tax liabilities resulting from nontaxable business combinations totaling $100 million and $105 million at March 31, 2016, and December 31, 2015, respectively; and deferred tax liabilities resulting from tax-deductible goodwill of $3.1 billion and $3.0 billion at March 31, 2016, and December 31, 2015, respectively.

Under the risk-based capital guidelines of the Federal Reserve, JPMorgan Chase is required to maintain minimum ratios of CET1, Tier 1 and Total capital to risk-weighted assets, as well as a minimum leverage ratio (which is defined as Tier 1 capital divided by adjusted quarterly average assets). Failure to meet these minimum requirements could cause the Federal Reserve to take action. National bank subsidiaries also are subject to these capital requirements by their respective primary regulators. The following table presents the minimum ratios to which the Firm and its national bank subsidiaries are subject as of March 31, 2016.

	Minimum capital ratios		Well-capitalized ratios
	BHC(a)	IDI(b)	BHC(c)	IDI(d)
Capital ratios
CET1	6.25%	5.125%	—%	6.5%
Tier 1	7.75	6.625	6.0	8.0
Total	9.75	8.625	10.0	10.0
Tier 1 leverage	4.0	4.0	—	5.0
Note: The table above is as defined by the regulations issued by the Federal Reserve, OCC and FDIC and to which the Firm and its national bank subsidiaries are subject.
(a) Represents the transitional minimum capital ratios applicable to the Firm under Basel III at March 31, 2016. The CET1 minimum capital ratio includes 0.625% resulting from the phase in of the Firm’s 2.5% capital conservation buffer and 1.125%, resulting from the phase in of the Firm’s estimated 4.5% GSIB surcharge as of December 31, 2014 published by the Federal Reserve on July 20, 2015.
(b) Represents requirements for JPMorgan Chase’s banking subsidiaries. The CET1 minimum capital ratio includes 0.625% resulting from the phase in of the 2.5% capital conservation buffer that is applicable to the banking subsidiaries. The banking subsidiaries are not subject to the GSIB surcharge.
(c) Represents requirements for bank holding companies pursuant to regulations issued by the Federal Reserve.

(d)	Represents requirements for bank subsidiaries pursuant to regulations issued under the FDIC Improvement Act.
As of March 31, 2016, and December 31, 2015, JPMorgan Chase and all of its banking subsidiaries were well-capitalized and met all capital requirements to which each was subject.

Note 21 – Off–balance sheet lending-related financial instruments, guarantees, and other commitments
JPMorgan Chase provides lending-related financial instruments (e.g., commitments and guarantees) to meet the financing needs of its customers. The contractual amount of these financial instruments represents the maximum possible credit risk to the Firm should the counterparty draw upon the commitment or the Firm be required to fulfill its obligation under the guarantee, and should the counterparty subsequently fail to perform according to the terms of the contract. Most of these commitments and guarantees expire without being drawn or a default occurring. As a result, the total contractual amount of these instruments is not, in the Firm’s view, representative of its actual future credit exposure or funding requirements. For further discussion of lending-related commitments and guarantees, and the Firm’s related accounting policies, see Note 29 of JPMorgan Chase’s 2015 Annual Report.

To provide for probable credit losses inherent in wholesale and certain consumer lending-related commitments, an allowance for credit losses on lending-related commitments is maintained. See Note 14 for further information regarding the allowance for credit losses on lending-related commitments. The following table summarizes the contractual amounts and carrying values of off-balance sheet lending-related financial instruments, guarantees and other commitments at March 31, 2016, and December 31, 2015. The amounts in the table below for credit card and home equity lending-related commitments represent the total available credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit for these products will be utilized at the same time. The Firm can reduce or cancel credit card lines of credit by providing the borrower notice or, in some cases as permitted by law, without notice. In addition, the Firm typically closes credit card lines when the borrower is 60 days or more past due. The Firm may reduce or close home equity lines of credit when there are significant decreases in the value of the underlying property, or when there has been a demonstrable decline in the creditworthiness of the borrower.

Off–balance sheet lending-related financial instruments, guarantees and other commitments
	Contractual amount						Carrying value(h)
	March 31, 2016					Dec 31, 2015	Mar 31, 2016	Dec 31, 2015
By remaining maturity (in millions)	Expires in 1 year or less	Expires after 1 year through 3 years	Expires after 3 years through 5 years	Expires after 5 years	Total	Total
Lending-related
Consumer, excluding credit card:
Home equity	$3,852	$7,304	$1,226	$10,072	$22,454	$22,756	$—	$—
Residential mortgage(a)	14,257	—	—	—	14,257	12,992	—	—
Auto	9,635	1,036	149	89	10,909	10,237	2	2
Business banking	11,577	808	131	461	12,977	12,351	12	12
Student and other	10	2	—	135	147	142	—	—
Total consumer, excluding credit card	$39,331	$9,150	$1,506	$10,757	$60,744	$58,478	$14	$14
Credit card	$532,224	$—	$—	$—	$532,224	$515,518	$—	$—
Total consumer(b)	$571,555	$9,150	$1,506	$10,757	$592,968	$573,996	$14	$14
Wholesale:
Other unfunded commitments to extend credit(c)(d)	$84,759	$95,130	$138,588	$7,724	$326,201	$323,325	$843	$649
Standby letters of credit and other financial guarantees(c)(d)	17,151	12,605	5,216	2,968	37,940	39,133	612	548
Other letters of credit(c)	3,043	204	75	3	3,325	3,941	2	2
Total wholesale(e)	$104,953	$107,939	$143,879	$10,695	$367,466	$366,399	$1,457	$1,199
Total lending-related	$676,508	$117,089	$145,385	$21,452	$960,434	$940,395	$1,471	$1,213
Other guarantees and commitments
Securities lending indemnification agreements and guarantees(f)	$198,921	$—	$—	$—	$198,921	$183,329	$—	$—
Derivatives qualifying as guarantees	2,478	251	11,307	39,120	53,156	53,784	198	222
Unsettled reverse repurchase and securities borrowing agreements	62,371	—	—	—	62,371	42,482	—	—
Unsettled repurchase and securities lending agreements	61,720	—	—	—	61,720	21,798	—	—
Loan sale and securitization-related indemnifications:
Mortgage repurchase liability	NA	NA	NA	NA	NA	NA	148	148
Loans sold with recourse	NA	NA	NA	NA	3,979	4,274	73	82
Other guarantees and commitments(g)	443	2,656	1,057	1,518	5,674	5,580	(88)	(94)

(a)	Includes certain commitments to purchase loans from correspondents.

(b)	Predominantly all consumer lending-related commitments are in the U.S.

(c)
At March 31, 2016, and December 31, 2015, reflects the contractual amount net of risk participations totaling $339 million and $385 million, respectively, for other unfunded commitments to extend credit; $11.3 billion and $11.2 billion, respectively, for standby letters of credit and other financial guarantees; and $395 million and $341 million, respectively, for other letters of credit. In regulatory filings with the Federal Reserve these commitments are shown gross of risk participations.

(d)
At March 31, 2016, and December 31, 2015, included credit enhancements and bond and commercial paper liquidity commitments to U.S. states and municipalities, hospitals and other non-profit entities of $12.2 billion and $12.3 billion, respectively, within other unfunded commitments to extend credit; and $9.2 billion and $9.6 billion, respectively, within standby letters of credit and other financial guarantees. Other unfunded commitments to extend credit also include liquidity facilities to nonconsolidated municipal bond VIEs; see Note 15.

(e)	At March 31, 2016, and December 31, 2015, the U.S. portion of the contractual amount of total wholesale lending-related commitments was 78% and 77%, respectively.

(f)
At March 31, 2016, and December 31, 2015, collateral held by the Firm in support of securities lending indemnification agreements was $206.3 billion and $190.6 billion, respectively. Securities lending collateral consists of primarily cash and securities issued by governments that are members of the Organisation for Economic Co-operation and Development (“OECD”) and U.S. government agencies.

(g)
At March 31, 2016, and December 31, 2015, included unfunded commitments of $49 million and $50 million, respectively, to third-party private equity funds; and $830 million and $871 million, at March 31, 2016, and December 31, 2015, respectively, to other equity investments. These commitments included $70 million and $73 million, respectively, related to investments that are generally fair valued at net asset value as discussed in Note 3. In addition, at both March 31, 2016, and December 31, 2015, included letters of credit hedged by derivative transactions and managed on a market risk basis of $4.6 billion.

(h)
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
Also included in other unfunded commitments to extend credit are commitments to noninvestment-grade counterparties in connection with leveraged finance activities, which were $35.5 billion and $32.1 billion at March 31, 2016, and December 31, 2015, respectively.
The Firm acts as a settlement and custody bank in the U.S. tri-party repurchase transaction market. In its role as settlement and custody bank, the Firm is exposed to the intra-day credit risk of its cash borrower clients, usually broker-dealers. This exposure arises under secured clearance advance facilities that the Firm extends to its clients (i.e., cash borrowers); these facilities contractually limit the Firm’s intra-day credit risk to the facility amount and must be repaid by the end of the day. As of both March 31, 2016, and December 31, 2015, the secured clearance advance facility maximum outstanding commitment amount was $2.9 billion.
Standby letters of credit and other financial guarantees
Standby letters of credit (“SBLC”) and other financial guarantees are conditional lending commitments issued by the Firm to guarantee the performance of a customer to a third party under certain arrangements, such as commercial paper facilities, bond financings, acquisition financings, trade and similar transactions.

The following table summarizes the standby letters of credit and other letters of credit arrangements as of March 31, 2016, and December 31, 2015.
Standby letters of credit, other financial guarantees and other letters of credit

	March 31, 2016		December 31, 2015
(in millions)	Standby letters of credit and other financial guarantees	Other letters of credit	Standby letters of credit and other financial guarantees	Other letters of credit
Investment-grade(a)	$30,383	$2,640	$31,751	$3,290
Noninvestment-grade(a)	7,557	685	7,382	651
Total contractual amount	$37,940	$3,325	$39,133	$3,941

Allowance for lending-related commitments	$155	$2	$121	$2
Guarantee liability	457	—	427	—
Total carrying value	$612	$2	$548	$2

Commitments with collateral	$18,874	$975	$18,825	$996

(a)	The ratings scale is based on the Firm’s internal ratings which generally correspond to ratings as defined by S&P and Moody’s.

Derivatives qualifying as guarantees
In addition to the contracts described above, the Firm transacts certain derivative contracts that have the characteristics of a guarantee under U.S. GAAP. For further information on these derivatives, see Note 29 of JPMorgan Chase’s 2015 Annual Report. The total notional value of the derivatives that the Firm deems to be guarantees was $53.2 billion and $53.8 billion at March 31, 2016, and December 31, 2015, respectively. The notional amount generally represents the Firm’s maximum exposure to derivatives qualifying as guarantees. However, exposure to certain stable value contracts is contractually limited to a substantially lower percentage of the notional amount; the notional amount on these stable value contracts was $28.5 billion and $28.4 billion at March 31, 2016, and December 31, 2015, respectively, and the maximum exposure to loss was $3.0 billion at both March 31, 2016, and December 31, 2015. The fair values of the contracts reflect the probability of whether the Firm will be required to perform under the contract. The fair value related to derivatives that the Firm deems to be guarantees were derivative payables of $212 million and $236 million at March 31, 2016, and December 31, 2015, respectively, and derivative receivables of $14 million at both March 31, 2016, and December 31, 2015. The Firm reduces exposures to these contracts by entering into offsetting transactions, or by entering into contracts that hedge the market risk related to the derivative guarantees.
In addition to derivative contracts that meet the characteristics of a guarantee, the Firm is both a purchaser and seller of credit protection in the credit derivatives market. For a further discussion of credit derivatives, see Note 5.

Loan sales- and securitization-related indemnifications
In connection with the Firm’s mortgage loan sale and securitization activities with GSEs and in certain private label transactions, the Firm has made representations and warranties that the loans sold meet certain requirements that may require the Firm to repurchase mortgage loans and/or indemnify the loan purchaser. Further, although the Firm’s securitizations are predominantly nonrecourse, the Firm does provide recourse servicing in certain limited cases where it agrees to share credit risk with the owner of the mortgage loans. For additional information, see Note 29 of JPMorgan Chase’s 2015 Annual Report.
The liability related to repurchase demands associated with private label securitizations is separately evaluated by the Firm in establishing its litigation reserves. For additional information regarding litigation, see Note 23 of this Form 10-Q and Note 31 of JPMorgan Chase’s 2015 Annual Report.
Other off-balance sheet arrangements
Guarantees of subsidiary
JPMorgan Chase Financial Company LLC (“JPMFC”), a direct, 100%-owned finance subsidiary of JPMorgan Chase & Co. (the “Parent Company”), was formed on September 30, 2015, for the purpose of issuing debt and other securities in offerings to investors. Any securities issued by JPMFC will be fully and unconditionally guaranteed by the Parent Company, and these guarantees will rank on a parity with the Firm’s unsecured and unsubordinated indebtedness. As of March 31, 2016, no securities had been issued by JPMFC.

Note 22 – Pledged assets and collateral
For a discussion of the Firm’s pledged assets and collateral, see Note 30 of JPMorgan Chase’s 2015 Annual Report.
Pledged assets
The Firm may pledge financial assets that it owns to maintain potential borrowing capacity with central banks and for other purposes, including to secure borrowings and public deposits, and to collateralize repurchase and other securities financing agreements, and to cover customer short sales. Certain of these pledged assets may be sold or repledged or otherwise used by the secured parties and are identified as financial instruments owned (pledged to various parties) on the Consolidated balance sheets. At March 31, 2016, and December 31, 2015, the Firm had pledged assets of $396.6 billion and $385.6 billion, respectively, at Federal Reserve Banks and Federal Home Loan Banks (“FHLBs”). In addition, as of March 31, 2016, and December 31, 2015, the Firm had pledged $54.8 billion and $50.7 billion, respectively, of financial assets that may not be sold or repledged or otherwise used by the secured parties. Total assets pledged do not include assets of consolidated VIEs; these assets are used to settle the liabilities of those entities. See Note 15 for additional information on assets and liabilities of consolidated VIEs. For additional information on the Firm’s securities financing activities, see Note 12. For additional information on the Firm’s long-term debt, see Note 21 of JPMorgan Chase’s 2015 Annual Report.
Collateral
At March 31, 2016, and December 31, 2015, the Firm had accepted financial assets as collateral that it could sell or repledge, deliver or otherwise use with a fair value of $808.2 billion and $748.5 billion, respectively. This collateral was generally obtained under resale agreements, securities borrowing agreements, customer margin loans and derivative agreements. Of the collateral received, $643.2 billion and $580.9 billion, respectively, were sold, repledged, delivered or otherwise used. Collateral was generally used under repurchase agreements, securities lending agreements or to cover customer short sales and to collateralize deposits and derivative agreements.

Note 23 – Litigation
Contingencies
As of March 31, 2016, the Firm and its subsidiaries and affiliates are defendants or putative defendants in numerous legal proceedings, including private, civil litigations and regulatory/government investigations. The litigations range from individual actions involving a single plaintiff to class action lawsuits with potentially millions of class members. Investigations involve both formal and informal proceedings, by both governmental agencies and self-regulatory organizations. These legal proceedings are at varying stages of adjudication, arbitration or investigation, and involve each of the Firm’s lines of business and geographies and a wide variety of claims (including common law tort and contract claims and statutory antitrust, securities and consumer protection claims), some of which present novel legal theories.
The Firm believes the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for its legal proceedings is from $0 to approximately $3.5 billion at March 31, 2016. This estimated aggregate range of reasonably possible losses was based upon currently available information for those proceedings in which the Firm believes that an estimate of reasonably possible loss can be made. For certain matters, the Firm does not believe that such an estimate can be made, as of that date. The Firm’s estimate of the aggregate range of reasonably possible losses involves significant judgment, given the number, variety and varying stages of the proceedings (including the fact that many are in preliminary stages), the existence in many such proceedings of multiple defendants (including the Firm) whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the proceedings (including issues regarding class certification and the scope of many of the claims) and the attendant uncertainty of the various potential outcomes of such proceedings, particularly proceedings that could result from government investigations. Accordingly, the Firm’s estimate will change from time to time, and actual losses may vary significantly.
Set forth below are descriptions of the Firm’s material legal proceedings.
Auto Dealer Regulatory Matter. The U.S. Department of Justice (“DOJ”) is investigating potential statistical disparities in markups charged to borrowers of different races and ethnicities by automobile dealers on loans originated by those dealers and purchased by the Firm.
CIO Litigation. The Firm has been sued in a consolidated shareholder class action, a consolidated putative class action brought under the Employee Retirement Income Security Act (“ERISA”) and seven shareholder derivative actions brought in Delaware state court and in New York federal and state courts relating to 2012 losses in the synthetic credit portfolio managed by the Firm’s Chief Investment Office (“CIO”). A settlement of the shareholder class action, under which the Firm will pay $150 million, has been preliminarily approved by the court. The putative ERISA class action has been dismissed, and the plaintiffs are appealing that dismissal. All of the shareholder derivative actions have been dismissed.
Credit Default Swaps Investigations and Litigation. The Firm and other defendants have entered separate agreements to settle a consolidated class action filed in the United States District Court for the Southern District of New York on behalf of purchasers and sellers of credit default swaps (“CDS”). The complaint alleged that the defendant investment banks and dealers, including the Firm, as well as Markit Group Limited and/or the International Swaps and Derivatives Association, collectively prevented new entrants into the market for exchange-traded CDS products. These settlements have been approved by the Court.
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
The Firm is also one of a number of foreign exchange dealers defending a class action filed in the United States District Court for the Southern District of New York by U.S.-based plaintiffs, principally alleging violations of federal antitrust laws based on an alleged conspiracy to manipulate foreign exchange rates (the “U.S. class action”). In January 2015, the Firm entered into a settlement agreement in the U.S. class action. Following this settlement, a number of additional putative class actions were filed seeking damages for persons who transacted FX futures and options on futures (the “exchanged-based actions”), consumers who purchased foreign currencies at allegedly inflated rates (the “consumer actions”), and participants or beneficiaries of qualified ERISA plans (the “ERISA actions”). Since then, the Firm has entered into a revised settlement agreement to resolve the consolidated U.S. class action, including the exchange-based actions, and that agreement has been preliminarily approved by the Court. The consumer actions and ERISA actions remain pending.
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
General Motors Litigation. JPMorgan Chase Bank, N.A. participated in, and was the Administrative Agent on behalf of a syndicate of lenders on, a $1.5 billion syndicated Term Loan facility (“Term Loan”) for General Motors Corporation (“GM”). In July 2009, in connection with the GM bankruptcy proceedings, the Official Committee of Unsecured Creditors of Motors Liquidation Company (“Creditors Committee”) filed a lawsuit against JPMorgan Chase Bank, N.A., in its individual capacity and as Administrative Agent for other lenders on the Term Loan, seeking to hold the underlying lien invalid based on the filing of a UCC-3 termination statement relating to the Term Loan. In January 2015, the United States Court of Appeals for the Second Circuit reversed the Bankruptcy Court’s dismissal of the Creditors Committee’s claim and remanded the case to the Bankruptcy Court with instructions to enter partial summary judgment for the Creditors Committee as to the termination statement. The proceedings in the Bankruptcy Court continue with respect to, among other things, additional defenses asserted by JPMorgan Chase Bank, N.A. and the value of additional collateral on the Term Loan that was unaffected by the filing of the termination statement at issue. In addition, certain Term Loan lenders filed cross-claims against JPMorgan Chase Bank, N.A. in the Bankruptcy Court seeking indemnification and asserting various claims.
Interchange Litigation. A group of merchants and retail associations filed a series of class action complaints alleging that Visa and MasterCard, as well as certain banks, conspired to set the price of credit and debit card interchange fees, enacted respective rules in violation of antitrust laws, and engaged in tying/bundling and exclusive dealing. The parties have entered into an agreement to settle the cases for a cash payment of $6.1 billion to the class plaintiffs (of which the Firm’s share is approximately 20%) and an amount equal to ten basis points of credit card interchange for a period of eight months to be measured from a date within 60 days of the end of the opt-out period. The agreement also provides for modifications to each credit card network’s rules, including those that prohibit surcharging credit card transactions. In December 2013, the District Court granted final approval of the settlement. A number of merchants appealed to the United States Court of Appeals for the Second Circuit, and oral argument was held in September 2015. Certain merchants and trade associations have also filed a motion with the District Court seeking to set aside the approval of the class settlement on the basis of alleged improper communications between one of MasterCard’s former outside counsel and one of plaintiffs’ outside counsel. That motion remains pending. Certain merchants that opted out of the class settlement have filed actions against Visa and MasterCard, as well as against the Firm and other banks, and those actions are proceeding.
Investment Management Litigation. The Firm is defending two pending cases that are being coordinated for pre-trial purposes, alleging that investment portfolios managed by J.P. Morgan Investment Management (“JPMIM”) were inappropriately invested in securities backed by residential real estate collateral. Plaintiffs Assured Guaranty (U.K.) and Ambac Assurance UK Limited claim that JPMIM is liable for total losses of more than $1 billion in market value of these securities. Discovery has been completed. In January 2016, plaintiffs filed a joint partial motion for summary judgment in the coordinated actions, which JPMIM has opposed.
Lehman Brothers Bankruptcy Proceedings. In May 2010, Lehman Brothers Holdings Inc. (“LBHI”) and its Official Committee of Unsecured Creditors (the “Committee”) filed a complaint (and later an amended complaint) against JPMorgan Chase Bank, N.A. in the United States Bankruptcy Court for the Southern District of New York that asserted both federal bankruptcy law and state common law claims, and sought, among other relief, to recover $7.9 billion in collateral that was transferred to JPMorgan Chase Bank, N.A. in the weeks preceding LBHI’s bankruptcy. The amended complaint also sought unspecified damages on the grounds that JPMorgan Chase Bank, N.A.’s collateral requests hastened LBHI’s bankruptcy. The Bankruptcy Court dismissed the claims in the amended complaint that sought to void the allegedly constructively fraudulent and preferential transfers made to the Firm during September 2008, but did not dismiss the other claims, including claims for duress and fraud. The Firm filed counterclaims against LBHI, including alleging that LBHI fraudulently induced the Firm to make large extensions of credit against inappropriate collateral in connection with the Firm’s role as the clearing bank for Lehman Brothers Inc. (“LBI”), LBHI’s broker-dealer subsidiary. In September 2015, the District Court, to which the case had been transferred from the Bankruptcy Court, granted summary judgment in favor of JPMorgan Chase Bank, N.A. on most of the claims against it that the Bankruptcy Court had not previously dismissed, including the claims for duress and fraud. The District Court also denied LBHI’s motion for summary judgment on certain of its claims and for dismissal of the Firm’s counterclaims. The claims that remained following the District Court’s ruling challenged the propriety of the Firm’s post-petition payment, from collateral posted by LBHI, of approximately $1.9 billion of derivatives, repo and securities lending claims.
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
In January 2016, the parties reached an agreement, approved by the Bankruptcy Court, under which the Firm will pay $1.42 billion to settle all of the claims, counterclaims and claims objections, including all appeal rights, except for the claims specified in the following paragraph. One pro se objector sought to appeal the settlement, and the United States Court of Appeals for the Second Circuit dismissed his appeal.
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
LIBOR and Other Benchmark Rate Investigations and Litigation. JPMorgan Chase has received subpoenas and requests for documents and, in some cases, interviews, from federal and state agencies and entities, including the DOJ, the U.S. Commodity Futures Trading Commission (“CFTC”), the U.S. Securities and Exchange Commission (“SEC”) and various state attorneys general, as well as the European Commission (“EC”), the UK Financial Conduct Authority (“FCA”), the Canadian Competition Bureau, the Swiss Competition Commission and other regulatory authorities and banking associations around the world relating primarily to the process by which interest rates were submitted to the British Bankers Association (“BBA”) in connection with the setting of the BBA’s London Interbank Offered Rate (“LIBOR”) for various currencies, principally in 2007 and 2008. Some of the inquiries also relate to similar processes by which information on rates is submitted to the European Banking Federation (“EBF”) in connection with the setting of the EBF’s Euro Interbank Offered Rates (“EURIBOR”) and to the Japanese Bankers’ Association for the setting of Tokyo Interbank Offered Rates (“TIBOR”), as well as processes for the setting of U.S. dollar ISDAFIX rates and other reference rates in various parts of the world during similar time periods. The Firm is responding to and continuing to cooperate with these inquiries. As previously reported, the Firm has resolved EC inquiries relating to Yen LIBOR and Swiss Franc LIBOR. In May 2014, the EC issued a Statement of Objections outlining its case against the Firm (and others) as to EURIBOR, to which the Firm has filed a response and made oral representations. Other inquiries have been discontinued without any action against JPMorgan Chase, including by the FCA and the Canadian Competition Bureau.
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
The U.S. dollar LIBOR-related putative class actions and most U.S. dollar LIBOR-related individual actions were consolidated for pre-trial purposes in the United States District Court for the Southern District of New York. The Court dismissed certain claims, including the antitrust claims, and permitted other claims under the Commodity Exchange Act and common law to proceed. Certain plaintiffs appealed the dismissal of the antitrust claims, and the

United States Court of Appeals for the Second Circuit heard oral argument on the appeal in November 2015.
The Firm is one of the defendants in a number of putative class actions alleging that defendant banks and ICAP conspired to manipulate the U.S. dollar ISDAFIX rates. Plaintiffs primarily assert claims under the federal antitrust laws and Commodities Exchange Act.
Madoff Litigation. Various subsidiaries of the Firm, including J.P. Morgan Securities plc, had been named as defendants in lawsuits filed in Bankruptcy Court in New York arising out of the liquidation proceedings of Fairfield Sentry Limited and Fairfield Sigma Limited, so-called Madoff feeder funds. These actions sought to recover payments made by the funds to defendants totaling approximately $155 million. All of these actions have been dismissed.
A putative class action was filed in the United States District Court for the District of New Jersey by investors who were net winners (i.e., Madoff customers who had taken more money out of their accounts than had been invested) in Madoff’s Ponzi scheme and were not included in a prior class action settlement. These plaintiffs allege violations of the federal securities law, as well as other state and federal claims. A similar action was filed in the United States District Court for the Middle District of Florida, although it was not styled as a class action, and included claims pursuant to Florida statutes. The Florida court granted the Firm’s motion to dismiss the case in September 2015. The plaintiffs have filed an appeal, which is pending. In addition, the same plaintiffs have re-filed their dismissed state claims in Florida state court. The New Jersey court granted the transfer motion to the Southern District of New York, and the Firm has moved to dismiss the case pending in New York.
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
Mortgage-Backed Securities and Repurchase Litigation and Related Regulatory Investigations. The Firm and affiliates (together, “JPMC”), Bear Stearns and affiliates (together, “Bear Stearns”) and certain Washington Mutual affiliates (together, “Washington Mutual”) have been named as defendants in a number of cases in their various roles in offerings of mortgage-backed securities (“MBS”). These cases include actions by individual MBS purchasers and by trustees for MBS trusts. Following the settlements referred to below, there are currently pending and tolled investor claims involving MBS with an original principal balance of approximately $3.6 billion, of which $2.1 billion involves JPMC, Bear Stearns or Washington Mutual as issuer and $1.5 billion involves JPMC, Bear Stearns or Washington Mutual solely as underwriter. The Firm and certain of its current and former officers and Board members have also been sued in shareholder derivative actions relating to the Firm’s MBS activities.
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
Repurchase Litigation. The Firm is defending a number of actions brought by trustees, securities administrators or master servicers of various MBS trusts on behalf of purchasers of securities issued by those trusts. These cases generally allege breaches of various representations and warranties regarding securitized loans and seek repurchase of those loans or equivalent monetary relief, as well as indemnification of attorneys’ fees and costs and other remedies. Deutsche Bank National Trust Company, acting as trustee for various MBS trusts, has filed such a suit against JPMorgan Chase Bank, N.A. and the Federal Deposit Insurance Corporation (the “FDIC”) in connection with a significant number of MBS issued by Washington Mutual; that case is described in the Washington Mutual Litigations section below. Other repurchase actions, each specific to one or more MBS transactions issued by JPMC and/or Bear Stearns, are in various stages of litigation.
In addition, the Firm and a group of 21 institutional MBS investors made a binding offer to the trustees of MBS issued by JPMC and Bear Stearns providing for the payment of $4.5 billion and the implementation of certain servicing changes by JPMC, to resolve all repurchase and servicing claims that have been asserted or could have been asserted with respect to 330 MBS trusts created between 2005 and 2008. The offer does not resolve claims relating to Washington Mutual MBS. The trustees (or separate and successor trustees) for this group of 330 trusts have accepted the settlement for 319 trusts in whole or in part and excluded from the settlement 16 trusts in whole or in part. The trustees’ acceptance is subject to a judicial approval proceeding initiated by the trustees and pending in New York state court. An investor in some of the trusts for which the settlement has been accepted has intervened in the judicial approval proceeding to challenge the trustees’ allocation of the settlement to the trusts. The judicial approval hearing was held in January 2016, and the parties are awaiting a decision. Separately, in October 2015, JPMC reached agreements to resolve repurchase and servicing claims for four trusts among the 16 that were previously excluded from the trustee settlement. In December 2015, the court approved the trustees’ decision to accept these separate settlements. The trustees are seeking to obtain certain remaining approvals necessary to effectuate these settlements.
Additional actions have been filed against third-party trustees that relate to loan repurchase and servicing claims involving trusts sponsored by JPMC, Bear Stearns and Washington Mutual.
Derivative Actions. Shareholder derivative actions relating to the Firm’s MBS activities have been filed against the Firm, as nominal defendant, and certain of its current and former officers and members of its Board of Directors, in New York state court and California federal court. The New York actions have been dismissed, and the California action remains pending.
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
Mortgage-Related Investigations and Litigation. The Civil Division of the United States Attorney’s Office for the Southern District of New York is conducting an investigation concerning the Firm’s compliance with the Fair Housing Act and Equal Credit Opportunity Act in connection with its mortgage lending practices. In addition, three municipalities have commenced litigation against the Firm alleging violations of an unfair competition law or the Fair Housing Act. The municipalities seek, among other things, civil penalties for the unfair competition claim, and, for the Fair Housing Act claims, damages resulting from lost tax revenue and increased municipal costs associated with foreclosed properties. One of the municipal actions has been stayed, a motion to dismiss has been granted in another action, and a stay in the remaining action has been lifted.
In March 2015, JPMorgan Chase Bank, N.A entered into a settlement agreement with the Executive Office for United States Bankruptcy Trustees and the United States Trustee Program (collectively, the “Bankruptcy Trustee”) to resolve issues relating to mortgage payment change notices and escrow statements in bankruptcy proceedings. The Bankruptcy Trustee continues to review certain issues relating to mortgage payment change notices. In January 2016, the OCC determined that, among other things, the mortgage payment change notices issues that were the subject of the settlement with the Bankruptcy Trustee violated the 2011 mortgage servicing-related consent order entered into by JPMorgan Chase Bank, N.A. and the OCC (as amended in 2013 and 2015), and assessed a $48 million civil money penalty. The OCC concurrently terminated that consent order.
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
Referral Hiring Practices Investigations. Various regulators, including the DOJ’s Criminal Division as well as the SEC, are investigating, among other things, the Firm’s compliance with the Foreign Corrupt Practices Act and other laws with respect to the Firm’s hiring practices related to candidates referred by clients, potential clients and government officials, and its engagement of consultants in the Asia Pacific region. The Firm is responding to and cooperating with these investigations.
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
Certain holders of Washington Mutual Bank debt filed an action against JPMorgan Chase which alleged that by acquiring substantially all of the assets of Washington Mutual Bank from the FDIC, JPMorgan Chase Bank, N.A. caused Washington Mutual Bank to default on its bond obligations. JPMorgan Chase and the FDIC moved to dismiss this action and the District Court dismissed the case except as to the plaintiffs’ claim that JPMorgan Chase tortiously interfered with the plaintiffs’ bond contracts with

Washington Mutual Bank prior to its closure. JPMorgan Chase and the FDIC moved to dismiss the remaining claim and the Court dismissed the case with prejudice. The plaintiffs have confirmed they will not seek an appeal.
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
The Firm has established reserves for several hundred of its currently outstanding legal proceedings. In accordance with the provisions of U.S. GAAP for contingencies, the Firm accrues for a litigation-related liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. The Firm evaluates its outstanding legal proceedings each quarter to assess its litigation reserves, and makes adjustments in such reserves, upwards or downward, as appropriate, based on management’s best judgment after consultation with counsel. The Firm’s legal expense was not material for the three months ended March 31, 2016, and was $687 million for the three months ended March 31, 2015. There is no assurance that the Firm’s litigation reserves will not need to be adjusted in the future.

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

Note 24 – Business segments
The Firm is managed on a line of business basis. There are four major reportable business segments – Consumer & Community Banking, Corporate & Investment Bank, Commercial Banking and Asset Management. In addition, there is a Corporate segment. The business segments are determined based on the products and services provided, or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management. Results of these lines of business are presented on a managed basis. For a further discussion concerning JPMorgan Chase’s business segments, see Business Segment Results on page 16, and pages 83-84, and Note 33 of JPMorgan Chase’s 2015 Annual Report.
Segment results
The accompanying tables provide a summary of the Firm’s segment results for the three months ended March 31, 2016 and 2015, on a managed basis. Total net revenue (noninterest revenue and net interest income) for each of the segments is presented on a fully taxable-equivalent

(“FTE”) basis. Accordingly, revenue from investments that receive tax credits and tax-exempt securities is presented in the managed results on a basis comparable to taxable investments and securities. This non-GAAP financial measure allows management to assess the comparability of revenue from year-to-year arising from both taxable and tax-exempt sources. The corresponding income tax impact related to tax-exempt items is recorded within income tax expense/(benefit).
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

Segment results and reconciliation(a)
As of or for the three months ended March 31, (in millions, except ratios)	Consumer & Community Banking		Corporate & Investment Bank		Commercial Banking		Asset Management
	2016	2015	2016	2015	2016	2015	2016	2015
Noninterest revenue	$3,806	$3,736	$5,534	$7,074	$556	$636	$2,245	$2,384
Net interest income	7,311	6,968	2,601	2,508	1,247	1,106	727	621
Total net revenue	11,117	10,704	8,135	9,582	1,803	1,742	2,972	3,005
Provision for credit losses	1,050	930	459	(31)	304	61	13	4
Noninterest expense	6,088	6,190	4,808	5,657	713	709	2,075	2,175
Income before income tax expense	3,979	3,584	2,868	3,956	786	972	884	826
Income tax expense	1,489	1,365	889	1,419	290	374	297	324
Net income	$2,490	$2,219	$1,979	$2,537	$496	$598	$587	$502
Average common equity	$51,000	$51,000	$64,000	$62,000	$16,000	$14,000	$9,000	$9,000
Total assets	505,071	455,624	801,053	854,275	204,602	197,931	131,276	126,233
Return on common equity	19%	17%	11%	16%	11%	17%	25%	22%
Overhead ratio	55	58	59	59	40	41	70	72

As of or for the three months ended March 31, (in millions, except ratios)	Corporate		Reconciling Items(a)		Total
	2016	2015	2016	2015	2016	2015
Noninterest revenue	$269	$40	$(551)	$(481)	$11,859	$13,389
Net interest income	(213)	(253)	(293)	$(273)	11,380	10,677
Total net revenue	56	(213)	(844)	$(754)	23,239	24,066
Provision for credit losses	(2)	(5)	—	—	1,824	959
Noninterest expense	153	152	—	—	13,837	14,883
Income/(loss) before income tax expense/(benefit)	(95)	(360)	(844)	(754)	7,578	8,224
Income tax expense/(benefit)	(63)	(418)	(844)	(754)	2,058	2,310
Net income/(loss)	$(32)	$58	$—	$—	$5,520	$5,914
Average common equity	$81,561	$76,352	$—	$—	$221,561	$212,352
Total assets	781,806	942,556	NA	NA	2,423,808	2,576,619
Return on common equity	NM	NM	NM	NM	9%	11%
Overhead ratio	NM	NM	NM	NM	60	62

(a)
Segment managed results reflect revenue on an FTE basis with the corresponding income tax impact recorded within income tax expense/(benefit). These FTE adjustments are eliminated in reconciling items to arrive at the Firm’s reported U.S. GAAP results.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of JPMorgan
Chase & Co.:
We have reviewed the accompanying consolidated balance sheet of JPMorgan Chase & Co. and its subsidiaries (the “Firm”) as of March 31, 2016, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and changes in cash flows for each of the three-month periods ended March 31, 2016 and 2015. These interim financial statements are the responsibility of the Firm’s management.
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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and changes in cash flows for the year then ended (not presented herein), and in our report dated February 23, 2016, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2015, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

April 29, 2016

PricewaterhouseCoopers LLP, 300 Madison Avenue, New York, NY 10017

JPMorgan Chase & Co.
Consolidated average balance sheets, interest and rates
(Taxable-equivalent interest and rates; in millions, except rates)

	Three months ended March 31, 2016					Three months ended March 31, 2015
	Average balance	Interest(e)		Rate (annualized)		Average balance	Interest(e)		Rate (annualized)
Assets
Deposits with banks	$364,200	$460		0.51%		$480,182	$341		0.29%
Federal funds sold and securities purchased under resale agreements	204,992	554		1.09		217,546	396		0.74
Securities borrowed	103,461	(92)	(f)	(0.36)		111,197	(120)	(f)	(0.44)
Trading assets – debt instruments	208,315	1,716		3.31		210,069	1,755		3.39
Taxable securities	240,375	1,442		2.41		295,049	1,724		2.37
Nontaxable securities(a)	44,113	665		6.06		39,918	603		6.13
Total securities	284,488	2,107		2.98	(g)	334,967	2,327		2.82	(g)
Loans	840,526	8,907		4.26		757,638	7,994		4.28
Other assets(b)	38,001	193		2.04		37,202	145		1.59
Total interest-earning assets	2,043,983	13,845		2.72		2,148,801	12,838		2.42
Allowance for loan losses	(13,637)					(14,057)
Cash and due from banks	17,944					24,725
Trading assets – equity instruments	85,280					112,118
Trading assets – derivative receivables	70,651					83,901
Goodwill	47,332					47,491
Mortgage servicing rights	5,918					6,827
Other intangible assets	985					1,162
Other assets	136,465					145,523
Total assets	$2,394,921					$2,556,491
Liabilities
Interest-bearing deposits	$884,082	$320		0.15%		$904,325	$364		0.16%
Federal funds purchased and securities loaned or sold under repurchase agreements	171,246	260		0.61		200,236	142		0.29
Commercial paper	17,537	33		0.75		60,013	34		0.23
Trading liabilities – debt, short-term and other liabilities(c)(d)	196,233	227		0.47		223,361	156		0.28
Beneficial interests issued by consolidated VIEs	39,839	113		1.14		50,677	98		0.79
Long-term debt	288,160	1,219		1.70		278,840	1,094		1.59
Total interest-bearing liabilities	1,597,097	2,172		0.55		1,717,452	1,888		0.45
Noninterest-bearing deposits	399,186					432,188
Trading liabilities – equity instruments(d)	18,504					18,210
Trading liabilities – derivative payables	60,591					76,049
All other liabilities, including the allowance for lending-related commitments	71,914					79,415
Total liabilities	2,147,292					2,323,314
Stockholders’ equity
Preferred stock	26,068					20,825
Common stockholders’ equity	221,561					212,352
Total stockholders’ equity	247,629					233,177
Total liabilities and stockholders’ equity	$2,394,921					$2,556,491
Interest rate spread				2.17%					1.97%
Net interest income and net yield on interest-earning assets		$11,673		2.30			$10,950		2.07

(a)	Represents securities which are tax exempt for U.S. federal income tax purposes.

(b)	Includes margin loans.

(c)	Includes brokerage customer payables.

(d)	Included trading liabilities – debt and equity instruments of $87,718 million and $84,185 million for the three months ended March 31, 2016 and 2015 respectively.

(e)	Interest includes the effect of certain related hedging derivatives. Taxable-equivalent amounts are used where applicable.

(f)
Negative interest income and yield is a result of increased client-driven demand for certain securities combined with the impact of low interest rates; this is matched book activity and the negative interest expense on the corresponding securities loaned is recognized in interest expense and reported within trading liabilities – debt, short-term and other liabilities.

(g)
For the three months ended March 31, 2016 and 2015, the annualized rates for securities, based on amortized cost, were 3.03% and 2.89%, respectively; this does not give effect to changes in fair value that are reflected in accumulated other comprehensive income/(loss).

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
Criticized: Criticized loans, lending-related commitments and derivative receivables that are classified as special mention, substandard and doubtful categories for regulatory purposes and are generally consistent with a rating of CCC+/Caa1 and below, as defined by S&P and Moody’s.
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
NM: Not meaningful.

Nonaccrual loans: Loans for which interest income is not recognized on an accrual basis. Loans (other than credit card loans and certain consumer loans insured by U.S. government agencies) are placed on nonaccrual status when management believes full payment of principal and interest is not expected, regardless of delinquency status, or when principal and interest has been in default for a period of 90 days or more unless the loan is both well-secured and in the process of collection. Collateral-dependent loans are typically maintained on nonaccrual status.
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
U.S. government-sponsored enterprises (“U.S.GSEs”) and U.S. GSE obligations: In the U.S., GSEs are quasi-governmental, privately-held entities established by
Congress to improve the flow of credit to specific sectors of the economy and provide certain essential services to the public. U.S. GSEs include Fannie Mae and Freddie Mac, but do not include Ginnie Mae, which is directly owned by the U.S. Department of Housing and Urban Development. U.S. GSE obligations are not explicitly guaranteed as to the timely payment of principal and interest by the full faith and credit of the U.S. government.
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

CORPORATE & INVESTMENT BANK (“CIB”)
Definition of selected CIB revenue:
Investment Banking incorporates all revenue associated with investment banking activities, and is reported net of investment banking revenue shared with other lines of business.
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
Investment banking includes revenue from a range of products providing CB clients with sophisticated capital-raising alternatives, as well as balance sheet and risk management tools through advisory, equity underwriting, and loan syndications. Revenue from Fixed income and Equity market products used by CB clients is also included. Investment banking revenue, gross, represents total revenue related to investment banking products sold to CB clients.
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

Item 3    Quantitative and Qualitative Disclosures about Market Risk
For a discussion of the quantitative and qualitative disclosures about market risk, see the Market Risk Management section of Management’s discussion and analysis on pages 48–51 of this Form 10-Q and pages 133–139 of JPMorgan Chase’s 2015 Annual Report.
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
The Firm is committed to maintaining high standards of internal control over financial reporting. Nevertheless, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, in a firm as large and complex as JPMorgan Chase, lapses or deficiencies in internal controls do occur from time to time, and there can be no assurance that any such deficiencies will not result in significant deficiencies or material weaknesses in internal controls in the future. For further information, see “Management’s report on internal control over financial reporting” on page 174 of JPMorgan Chase’s 2015 Annual Report. There was no change in the Firm’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.
Part II Other Information
Item 1    Legal Proceedings
For information that updates the disclosures set forth under Part I, Item 3: Legal Proceedings, in the Firm’s 2015 Annual Report on Form 10-K, see the discussion of the Firm’s material legal proceedings in Note 23 of this Form 10-Q.
Item 1A    Risk Factors
For a discussion of certain risk factors affecting the Firm, see Part I, Item 1A: Risk Factors on pages 8–18 of JPMorgan Chase’s 2015 Annual Report on Form 10-K and Forward-Looking Statements on page 70 of this Form 10-Q.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2016, shares of common stock of JPMorgan Chase & Co. were issued in transactions exempt from registration under the Securities Act of 1933, pursuant to Section 4(2) thereof, as follows: (i) on January 15, 2016, 9,131 shares were issued to retired directors who had deferred receipt of such common stock pursuant to the Deferred Compensation Plan for Non-Employee Directors; and (ii) on January 29, 2016, and March 18, 2016, 15,508 shares and 21 shares, respectively, were issued to retired employees who had deferred receipt of such common shares pursuant to the Corporate Performance Incentive Plan.
Repurchases under the common equity repurchase program
On March 17, 2016, the Firm announced that its Board of Directors had authorized the repurchase of up to an additional $1.9 billion of common equity (common stock and warrants) through June 30, 2016 under its current equity repurchase program. This amount is in addition to the $6.4 billion of common equity that was previously authorized for repurchase between April 1, 2015, and June 30, 2016. This authorization includes shares repurchased to offset issuances under the Firm’s equity-based compensation plans.
The following table sets forth the Firm’s repurchases of common equity for the three months ended March 31, 2016 and 2015. There were no warrants repurchased during the three months ended March 31, 2016 and 2015.

	Three months ended March 31,
(in millions)	2016	2015
Total shares of common stock repurchased	29.2	32.5
Aggregate common stock repurchases	$1,696	$1,900
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

Shares repurchased pursuant to the common equity repurchase program during the three months ended March 31, 2016, were as follows.

Three months ended March 31, 2016	Total shares of common stock repurchased	Average price paid per share of common stock(a)	Aggregate repurchases of common equity (in millions)(a)	Dollar value of remaining authorized repurchase (in millions)(a)
January	14,182,267	$58.36	$828	$1,886
February	8,054,838	56.66	456	1,430
March	6,916,783	59.54	412	2,898	(b)
First quarter	29,153,888	$58.17	$1,696	$2,898	(b)

(a)	Excludes commissions cost.

(b)	Dollar value remaining under the repurchase program including the additional $1.9 billion authorized by the Board of Directors on March 17, 2016.
Item 3    Defaults Upon Senior Securities
None.
Item 4    Mine Safety Disclosure
Not applicable.
Item 5    Other Information
None.

Item 6    Exhibits

4.1
Indenture, dated as of February 19, 2016, among JPMorgan Chase Financial Company LLC, JPMorgan Chase & Co. and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4(a)(7) to the Registration Statement on Form S-3 of JPMorgan Chase & Co. and JPMorgan Chase Financial Company LLC (File No. 333-209682) filed February 24, 2016).

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

(c)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Firm’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the Consolidated statements of income (unaudited) for the three months ended March 31, 2016 and 2015, (ii) the Consolidated statements of comprehensive income (unaudited) for the three months ended March 31, 2016 and 2015, (iii) the Consolidated balance sheets (unaudited) as of March 31, 2016, and December 31, 2015, (iv) the Consolidated statements of changes in stockholders’ equity (unaudited) for the three months ended March 31, 2016 and 2015, (v) the Consolidated statements of cash flows (unaudited) for the three months ended March 31, 2016 and 2015, and (vi) the Notes to Consolidated Financial Statements (unaudited).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JPMorgan Chase & Co.
(Registrant)

By:	/s/ Mark W. O’Donovan
Mark W. O’Donovan
Managing Director and Corporate Controller
(Principal Accounting Officer)

Date:	April 29, 2016

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

4.1
Indenture, dated as of February 19, 2016, among JPMorgan Chase Financial Company LLC, JPMorgan Chase & Co. and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4(a)(7) to the Registration Statement on Form S-3 of JPMorgan Chase & Co. and JPMorgan Chase Financial Company LLC (File No. 333-209682) filed February 24, 2016).

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