Form 10-Q
period 2016-09-30
JPMORGAN CHASE & CO
filed 2016-11-01
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended	Commission file
September 30, 2016	number 1-5805

JPMorgan Chase & Co.
(Exact name of registrant as specified in its charter)

Delaware	13-2624428
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

270 Park Avenue, New York, New York	10017
(Address of principal executive offices)	(Zip Code)

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

Number of shares of common stock outstanding as of September 30, 2016: 3,578,264,278

FORM 10-Q

JPMorgan Chase & Co.
Consolidated financial highlights

(unaudited) As of or for the period ended, (in millions, except share, ratio, headcount data and where otherwise noted)						Nine months ended September 30,
	3Q16	2Q16	1Q16	4Q15	3Q15	2016	2015
Selected income statement data
Total net revenue	$24,673	$24,380	$23,239	$22,885	$22,780	$72,292	$70,658
Total noninterest expense	14,463	13,638	13,837	14,263	15,368	41,938	44,751
Pre-provision profit	10,210	10,742	9,402	8,622	7,412	30,354	25,907
Provision for credit losses	1,271	1,402	1,824	1,251	682	4,497	2,576
Income before income tax expense	8,939	9,340	7,578	7,371	6,730	25,857	23,331
Income tax expense/(benefit)	2,653	3,140	2,058	1,937	(74)	7,851	4,323
Net income	$6,286	$6,200	$5,520	$5,434	$6,804	$18,006	$19,008
Earnings per share data
Net income: Basic	$1.60	$1.56	$1.36	$1.34	$1.70	$4.51	$4.72
Diluted	1.58	1.55	1.35	1.32	1.68	4.48	4.68
Average shares: Basic	3,597.4	3,635.8	3,669.9	3,674.2	3,694.4	3,634.4	3,709.2
Diluted	3,629.6	3,666.5	3,696.9	3,704.6	3,725.6	3,664.3	3,742.2
Market and per common share data
Market capitalization	238,277	224,449	216,547	241,899	224,438	238,277	224,438
Common shares at period-end	3,578.3	3,612.0	3,656.7	3,663.5	3,681.1	3,578.3	3,681.1
Share price(a):
High	$67.90	$66.20	$64.13	$69.03	$70.61	$67.90	$70.61
Low	58.76	57.05	52.50	58.53	50.07	52.50	50.07
Close	66.59	62.14	59.22	66.03	60.97	66.59	60.97
Book value per share	63.79	62.67	61.28	60.46	59.67	63.79	59.67
Tangible book value per share (“TBVPS”)(b)	51.23	50.21	48.96	48.13	47.36	51.23	47.36
Cash dividends declared per share	0.48	0.48	0.44	0.44	0.44	1.40	1.28
Selected ratios and metrics
Return on common equity (“ROE”)	10%	10%	9%	9%	12%	10%	11%
Return on tangible common equity (“ROTCE”)(b)	13	13	12	11	15	13	14
Return on assets (“ROA”)	1.01	1.02	0.93	0.90	1.11	0.99	1.02
Overhead ratio	59	56	60	62	67	58	63
Loans-to-deposits ratio	65	66	64	65	64	65	64
High quality liquid assets (“HQLA”) (in billions)(c)	$539	$516	$505	$496	$505	$539	$505
Common equity Tier 1 (“CET1”) capital ratio(d)	12.0%	12.0%	11.9%	11.8%	11.5%	12.0%	11.5%
Tier 1 capital ratio(d)	13.6	13.6	13.5	13.5	13.3	13.6	13.3
Total capital ratio(d)	15.1	15.2	15.1	15.1	14.9	15.1	14.9
Tier 1 leverage ratio(d)	8.5	8.5	8.6	8.5	8.4	8.5	8.4
Selected balance sheet data (period-end)
Trading assets	$374,837	$380,793	$366,153	$343,839	$361,708	$374,837	$361,708
Securities	272,401	278,610	285,323	290,827	306,660	272,401	306,660
Loans	888,054	872,804	847,313	837,299	809,457	888,054	809,457
Core loans	795,077	775,813	746,196	732,093	698,988	795,077	698,988
Average core loans	779,383	760,721	737,297	715,282	680,224	759,207	655,753
Total assets	2,521,029	2,466,096	2,423,808	2,351,698	2,416,635	2,521,029	2,416,635
Deposits	1,376,138	1,330,958	1,321,816	1,279,715	1,273,106	1,376,138	1,273,106
Long-term debt(e)	309,418	295,627	290,754	288,651	292,503	309,418	292,503
Common stockholders’ equity	228,263	226,355	224,089	221,505	219,660	228,263	219,660
Total stockholders’ equity	254,331	252,423	250,157	247,573	245,728	254,331	245,728
Headcount	242,315	240,046	237,420	234,598	235,678	242,315	235,678
Credit quality metrics
Allowance for credit losses	$15,304	$15,187	$15,008	$14,341	$14,201	$15,304	$14,201
Allowance for loan losses to total retained loans	1.61%	1.64%	1.66%	1.63%	1.67%	1.61%	1.67%
Allowance for loan losses to retained loans excluding purchased credit-impaired loans(f)	1.37	1.40	1.40	1.37	1.40	1.37	1.40
Nonperforming assets	$7,779	$7,757	$8,023	$7,034	$7,294	$7,779	$7,294
Net charge-offs	1,121	1,181	1,110	1,064	963	3,412	3,022
Net charge-off rate	0.51%	0.56%	0.53%	0.52%	0.49%	0.53%	0.53%
Note: Effective January 1, 2016, the Firm adopted new accounting guidance related to (1) the recognition and measurement of debit valuation adjustments (“DVA”) on financial liabilities where the fair value option has been elected, and (2) the accounting for employee stock-based incentive payments. For additional information, see Accounting and Reporting Developments on pages 82–83 and Notes 3, 4, and 19.

(a)	Share prices shown for JPMorgan Chase’s common stock are from the New York Stock Exchange.

(b)
TBVPS and ROTCE are considered key financial performance measures. For further discussion of these measures, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures and Key Financial Performance Measures on pages 16–17.

(c)	HQLA represents the amount of assets that qualify for inclusion in the liquidity coverage ratio under the final U.S. rule (“U.S. LCR”). For additional information, see HQLA on page 74.

(d)	Ratios presented are calculated under the Basel III Transitional capital rules and represent the Collins Floor. See Capital Management on pages 67–73 for additional information on Basel III.

(e)
Included unsecured long-term debt of $226.8 billion, $220.6 billion, $216.1 billion, $211.8 billion and $214.6 billion at September 30, 2016, June 30, 2016, March 31, 2016, December 31, 2015 and September 30, 2015, respectively.

(f)
Excluded the impact of residential real estate purchased credit-impaired (“PCI”) loans, a non-GAAP financial measure. For further discussion of these measures, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures and Key Performance Measures on pages 16–17. For further discussion, see Allowance for credit losses on pages 57–59.

INTRODUCTION
The following is management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”) for the third quarter of 2016.
This Form 10-Q should be read in conjunction with JPMorgan Chase’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the U.S. Securities and Exchange Commission (“2015 Annual Report” or 2015 “Form 10-K”), to which reference is hereby made. See the Glossary of terms and acronyms on pages 172–176 for definitions of terms and acronyms used throughout this Form 10-Q.
The MD&A included in this Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. For a discussion of certain of those risks and uncertainties and the factors that could cause JPMorgan Chase’s actual results to differ materially because of those risks and uncertainties, see Forward-looking Statements on page 84 of this Form 10-Q and Part I, Item 1A, Risk Factors, on pages 8–18 of JPMorgan Chase’s 2015 Annual Report.
JPMorgan Chase & Co., a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States of America (“U.S.”), with operations worldwide; the Firm had $2.5 trillion in assets and $254.3 billion in stockholders’ equity as of September 30, 2016. The Firm is a leader in investment banking, financial services for consumers and small businesses, commercial banking, financial transaction processing and asset management. Under the J.P. Morgan and Chase brands, the Firm serves millions of customers in the U.S. and many of the world’s most prominent corporate, institutional and government clients.
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

Financial performance of JPMorgan Chase
(unaudited) As of or for the period ended,	Three months ended September 30,			Nine months ended September 30,
(in millions, except per share data and ratios)	2016	2015	Change	2016	2015	Change
Selected income statement data
Total net revenue	$24,673	$22,780	8%	$72,292	$70,658	2%
Total noninterest expense	14,463	15,368	(6)	41,938	44,751	(6)
Pre-provision profit	10,210	7,412	38	30,354	25,907	17
Provision for credit losses	1,271	682	86	4,497	2,576	75
Net income	6,286	6,804	(8)	18,006	19,008	(5)
Diluted earnings per share	$1.58	$1.68	(6)%	$4.48	$4.68	(4)%
Selected ratios and metrics
Return on common equity	10%	12%		10%	11%
Return on tangible common equity	13	15		13	14
Tangible book value per share	$51.23	$47.36	8%	$51.23	$47.36	8%
Capital ratios(a)
CET1	12.0%	11.5%		12.0%	11.5%
Tier 1 capital	13.6	13.3		13.6	13.3

(a)	Ratios presented are calculated under the transitional Basel III rules and represent the Collins Floor. See Capital Management on pages 67–73 for additional information on Basel III.
Business Overview
JPMorgan Chase reported strong results in the third-quarter of 2016 with net income of $6.3 billion, or $1.58 per share, on net revenue of $24.7 billion. The Firm reported ROE of 10% and ROTCE of 13%.
Net income declined 8% compared with the prior-year reflecting higher income tax expense in the current quarter. The prior-year quarter included tax benefits of $2.2 billion due to the resolution of tax audits and the release of deferred taxes.
Total net revenue increased 8% compared with the prior-year. Net interest income was $11.6 billion, up 6%, primarily driven by loan growth and the net impact of higher interest rates, partially offset by lower investment securities balances. Noninterest revenue was $13.1 billion, up 10%, primarily driven by higher Markets and Investment Banking revenue in CIB.
Noninterest expense was $14.5 billion, down 6% compared with the prior-year, driven by lower legal expense, partially offset by higher compensation expense.
The provision for credit losses was $1.3 billion, an increase from $682 million, reflecting an increase in the allowance for credit losses in the current quarter compared with a decrease in the prior-year. The consumer provision reflected an increase in the allowance for credit losses of approximately $225 million, reflecting loan growth in the credit card portfolio, including newer vintages which, as anticipated, have higher loss rates compared to the overall portfolio. The wholesale provision was a benefit, primarily driven by a net allowance reduction of approximately $50 million in the Oil & Gas portfolio.

The total allowance for credit losses was $15.3 billion at September 30, 2016, and the Firm had a loan loss coverage ratio, excluding the PCI portfolio, of 1.37%, compared with 1.40% in the prior-year. The Firm’s nonperforming assets totaled $7.8 billion, an increase from the prior-year level of $7.3 billion.
Firmwide average core loans increased 15% compared with the prior-year quarter and increased 2% compared with the second quarter of 2016.
Within CCB, average core loans increased 19% from the prior-year. CCB had record growth in average deposits, an increase of $58 billion, or 11%, from the prior-year. Credit card sales volume increased 10%, and merchant processing volume increased 13%, from the prior-year. CCB had 26 million active mobile customers in the third quarter of 2016, an increase of 17% from the prior-year.
CIB maintained its #1 ranking for Global Investment Banking fees with a 8.1% wallet share for the nine months ended September 30, 2016. Within CB, average loans increased 14% from the prior-year as loans in the commercial and industrial client segment increased 10% and loans in the commercial real estate client segment increased 19%. AM had record average loans, an increase of 5% over the prior-year, and 80% of AM’s mutual fund assets under management ranked in the 1st or 2nd quartiles over the past 5 years.
For a detailed discussion of results by line of business, refer to the Business Segment Results on pages 18–40.
The Firm added to its capital, ending the third quarter of 2016 with a TBVPS of $51.23, up 8% over the prior-year. The Firm’s estimated Basel III Advanced Fully Phased-In CET1 capital and ratio were $181 billion and 11.9%, respectively. The Fully Phased-In supplementary leverage ratio (“SLR”) for the Firm and for JPMorgan Chase Bank, N.A. were each 6.6% at September 30, 2016. The Firm also was compliant with the Fully Phased-In U.S. LCR and had $539 billion of HQLA as of September 30, 2016. For further discussion of the liquidity coverage ratio (“LCR”) and HQLA, see Liquidity Risk Management on pages 74–78.
ROTCE, TBVPS and core loans are considered key financial performance measures. Each of the Fully Phased-In capital and leverage measures is considered a key regulatory capital measure. For a further discussion of these measures, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures and Key Performance Measures on pages 16–17, and Capital Management on pages 67–73.
JPMorgan Chase continues to support consumers, businesses and communities around the globe. The Firm provided credit and raised capital of $1.7 trillion for commercial and consumer clients during the first nine months of 2016:

•	$195 billion of credit for consumers

•	$18 billion of credit for U.S. small businesses

•	$555 billion of credit for corporations

•	$895 billion of capital raised for corporate clients and non-U.S. government entities

•	$74 billion of credit and capital raised for nonprofit and U.S. government entities, including states, municipalities, hospitals and universities
Regulatory and business developments
On October 1, 2016, the Firm filed with the Federal Reserve and the Federal Deposit Insurance Corporation (“FDIC”) its submission (the “2016 Resolution Submission”), describing how the Firm remediated the deficiencies and providing a status report of its actions to address the shortcomings identified by the agencies in the Firm’s 2015 Resolution Plan and communicated to the Firm in April 2016. On October 4, 2016, the two agencies made public a subsection of that submission which is available on the FDIC’s and Federal Reserve’s websites, as well on the Firm’s website. As previously disclosed, in April 2016, the Federal Reserve and the FDIC jointly provided firm-specific feedback on the 2015 Resolution Plans of eight systemically important domestic banking institutions, and determined that five of these 2015 Resolution Plans, including that of the Firm, were not credible or would not facilitate an orderly resolution under the U.S. Bankruptcy Code, as provided under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). In addition to the deficiencies in the Firm’s 2015 Resolution Plan identified by the agencies, the FDIC and Federal Reserve also identified certain shortcomings which were required to be satisfactorily addressed in the Firm’s Resolution Plan due on July 1, 2017.
The Firm has taken several steps to address the FDIC’s and Federal Reserve’s feedback, including, among other actions, increasing its liquidity reserves and pre-positioning significant amounts of capital and liquidity at the Firm’s “material legal entities” (as defined in its 2016 Resolution Submission); the establishment of a new subsidiary that will become an “intermediate holding company” and will have contributed to it the stock of substantially all of JPMorgan Chase & Co.'s direct subsidiaries (other than JPMorgan Chase Bank, N.A.), as well as other assets and intercompany indebtedness owing to JPMorgan Chase & Co., made refinements to the Firm’s liquidity and capital governance frameworks; and created a Firm-wide “trigger framework” that identifies key actions and escalations that would need to be taken, as well as decisions that would need to be made, at critical points in time if certain defined liquidity and/or capital metrics fall below defined thresholds. The FDIC and the Federal Reserve are reviewing the 2016 Resolution Submission to assess whether the Firm has adequately addressed and remediated the identified deficiencies. If the FDIC and the Federal Reserve jointly conclude that the Firm has not adequately remediated the identified deficiencies, the two agencies may jointly impose more stringent capital or liquidity requirements on the Firm as well as restrictions on the growth, activities or operations of the Firm or its subsidiaries.
Various regulatory and governmental agencies have made inquiries to the Firm about its sales practices with retail customers, including, among other matters, the Firm’s incentive-compensation structures related to such sales practices. The Firm is responding to these inquiries.
On October 3, 2016, the Firm implemented Securities and Exchange Commission ("SEC") rules governing money-market funds requiring a floating net asset value be calculated for institutional prime money-market funds. As a result of these new rules, the Firm experienced increased client activity in the third quarter and transfers from certain money-market funds into government funds and deposit products.
On October 13, 2016 the IRS issued final and temporary regulations under Section 385 of the U.S. Internal Revenue Code dealing with the recharacterization of certain related-party debt as equity for U.S. income tax purposes. These regulations significantly narrowed the scope of the proposed regulations, which were issued in April 2016. As revised, the regulations should not have a meaningful impact to the Firm.
Beginning September 1, 2016, rules promulgated by U.S. prudential regulators and the Commodity Futures Trading Commission ("CFTC") requiring both the collecting and posting of variation margin and initial margin in respect of non-centrally cleared derivatives, inclusive of inter-affiliate transactions, became effective. The Firm has implemented the requirements of the rules that have become effective.
On June 23, 2016, the U.K. conducted a referendum and voted to leave the European Union. Many international banks, including the Firm, operate substantial parts of their European Union businesses from entities based in the U.K. Upon the U.K. leaving the European Union, the regulatory and legal environment that would then exist, and to which the Firm’s U.K. operations would then be subject, will depend on, in certain respects, the nature of the arrangements agreed to with the European Union and other trading partners.
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
On June 29, 2016, the Federal Reserve informed the Firm that it did not object, on either a quantitative or qualitative basis, to the Firm’s 2016 capital plan, submitted under the Comprehensive Capital Analysis and Review (“CCAR”). For additional information see Capital Management on pages 67–73.
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
Business outlook
These current expectations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. These risks and uncertainties could cause the Firm’s actual results to differ materially from those set forth in such forward-looking statements. See Forward-Looking Statements on page 84 of this Form 10-Q and Risk Factors on pages 8–18 of JPMorgan Chase’s 2015 Annual Report. There is no assurance that actual results for the full year of 2016 will be in line with the outlook set forth below, and the Firm does not undertake to update any of these forward-looking statements to reflect the impact of circumstances or events that arise after the date hereof.
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
Management expects fourth quarter 2016 managed net interest income to be modestly higher than in the third quarter of 2016, reflecting continued strong loan growth. Management expects average core loans to be up approximately 15% for the full year 2016 compared to the prior-year, at the higher end of the previously disclosed range.
Management also expects fourth quarter 2016 managed noninterest revenue to decline compared to the third quarter of 2016, reflecting anticipated lower markets revenue, seasonally lower Mortgage Banking Revenue and higher Card new account origination costs.
The Firm continues to experience charge-offs at levels lower than its through-the-cycle expectations reflecting favorable credit trends across the consumer and wholesale portfolios (excluding the Oil & Gas and Metals & Mining portfolios). Management expects total net charge-offs of up to approximately $4.75 billion for full year 2016, with the increase from 2015 levels driven by loan growth as well as higher charge-offs in the Oil & Gas portfolio.
The Firm continues to take a disciplined approach to managing its expenses, while investing in growth and innovation. The Firm intends to leverage its scale and improve its operating efficiencies in order to reinvest its expense savings in additional technology and marketing investments and fund other growth initiatives. As a result, the Firm expects adjusted expense for full year 2016 to be approximately $56 billion (excluding Firmwide legal expense).
In Card, Commerce Solutions & Auto, management expects revenue to decline approximately $200 million in the fourth quarter of 2016 compared to the third quarter of 2016, driven by higher Card new account origination costs on strong, but tapering demand for Sapphire Reserve through the fourth quarter of 2016; actual results will be dependent on the number of new accounts originated.
In CIB, for the fourth quarter of 2016, management expects Securities Services revenue to be approximately $875 million, depending on market conditions.

CONSOLIDATED RESULTS OF OPERATIONS
This section provides a comparative discussion of JPMorgan Chase’s Consolidated Results of Operations on a reported basis for the three and nine months ended September 30, 2016 and 2015, unless otherwise specified. Factors that relate primarily to a single business segment are discussed in more detail within that business segment. For a discussion of the Critical Accounting Estimates Used by the Firm that affect the Consolidated Results of Operations, see pages 80–81 of this Form 10-Q and pages 165–169 of JPMorgan Chase’s 2015 Annual Report.

Revenue
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2016	2015	Change	2016	2015	Change
Investment banking fees	$1,866	$1,604	16%	$4,843	$5,231	(7)%
Principal transactions(a)	3,451	2,367	46	9,106	8,856	3
Lending- and deposit-related fees	1,484	1,463	1	4,290	4,244	1
Asset management, administration and commissions	3,597	3,845	(6)	10,902	11,667	(7)
Securities gains	64	33	94	136	129	5
Mortgage fees and related income	624	469	33	1,980	1,957	1
Card income	1,202	1,447	(17)	3,861	4,493	(14)
Other income(b)	782	628	25	2,844	1,796	58
Noninterest revenue	13,070	11,856	10	37,962	38,373	(1)
Net interest income	11,603	10,924	6	34,330	32,285	6
Total net revenue	$24,673	$22,780	8%	$72,292	$70,658	2%

(a)
Effective January 1, 2016, changes in DVA on fair value option elected liabilities previously recorded in principal transactions revenue are recorded in other comprehensive income (“OCI”). For additional information, see the segments results of CIB and Accounting and Reporting Developments on pages 25–30 and pages 82–83, respectively.

(b)
Included operating lease income of $708 million and $536 million for the three months ended September 30, 2016 and 2015, respectively, and $2.0 billion and $1.5 billion for the nine months ended September 30, 2016 and 2015, respectively.

Quarterly results
Total net revenue increased by 8% primarily reflecting higher noninterest revenue driven by strong performance in CIB, and higher net interest income in the Firm’s reportable business segments.
Investment banking fees increased reflecting strong performance across products. Equity underwriting fees increased primarily driven by growth in industry-wide issuance, with a stable market backdrop and strong investor demand; debt underwriting fees increased reflecting strong industry-wide bond issuance; and advisory fees increased driven by a greater share of fees for completed transactions. For additional information on investment banking fees, see CIB segment results on pages 25–30, CB segment results on pages 31–34 and Note 6.
Principal transactions revenue increased reflecting broad-based strength across products in CIB’s Fixed Income Markets business. Rates performance was particularly strong, as markets remained active throughout the quarter, post the Brexit vote and in anticipation of central bank actions and the new rules governing money market funds. Credit and Securitized Products revenue was also higher, driven by improving market sentiment across primary and secondary markets which produced robust issuance volumes and strong client trading activity. The increase in the Fixed Income Markets business was partially offset by the net results in Credit Adjustments & Other, which had a loss of $149 million in 2016 primarily driven by derivative valuation adjustments; the prior year had a $154 million gain, which included funding spread gains on fair value option elected liabilities. For additional information on principal transactions revenue, see CIB segment results on pages 25–30 and Note 6.
Lending- and deposit-related fees were relatively flat. For information on lending- and deposit-related fees, see the segment results for CCB on pages 19–24, CIB on pages 25–30, and CB on pages 31–34.
Asset management, administration and commissions revenue decreased reflecting lower performance fees in AM, and lower brokerage commissions in CIB. For additional information on these fees and commissions, see the segment discussions of CCB on pages 19–24, AM on pages 35–38 and Note 6.
Mortgage fees and related income increased due to higher mortgage servicing rights (“MSR”) risk management results and higher net production revenue on higher margins, partially offset by lower servicing revenue predominantly as a result of a lower level of third party loans serviced. For further information on mortgage fees and related income, see the segment discussion of CCB on pages 19–24 and Note 16.
Card income decreased predominantly driven by higher new account origination costs, and the impact of renegotiated co-brand partnership agreements, partially offset by higher card-related fees and card sales volume. For further information, see CCB segment results on pages 19–24.
Other income increased due to higher operating lease income reflecting growth in auto operating lease assets in CCB.

Net interest income increased primarily driven by loan growth across the businesses and the net impact of higher rates, partially offset by lower investment securities balances. The Firm’s average interest-earning assets and net interest yield, on a fully taxable equivalent (“FTE”) basis, were $2.1 trillion and 2.24%, respectively.
Year-to-date results
Total net revenue increased by 2% primarily reflecting higher net interest income in the Firm’s reportable business segments, and several gains in other income, partially offset by lower asset management fees in AM, lower investment banking fees in CIB, and lower card income in CCB.
Investment banking fees decreased due to lower equity and debt underwriting fees, partially offset by higher advisory fees. The decrease in equity and debt underwriting fees was driven by declines in industry-wide fee levels and, for debt underwriting fees, also due to fewer large acquisition financing deals. Advisory fees increased due to a greater share of fees for completed transactions.
Principal transactions revenue increased reflecting higher Fixed Income Markets revenue in Rates, Credit and Securitized Products in CIB. Rates performance was strong, with elevated market activity driven by central bank actions, and higher issuance-based flows. Credit and Securitized Products revenue improved as client risk appetite recovered driving higher primary and secondary market activity. The increase in Fixed Income Markets revenue was partially offset by the net results in Credit Adjustments & Other, which had a loss of $447 million driven by derivative valuation adjustments and wider credit spreads; the prior year had a gain of $274 million, which included funding spread gains on fair value option elected liabilities.

Lending- and deposit-related fees were relatively flat, with the increase in deposit fees associated with growth in business volume in CCB offset by lower lending-related service fees.
Asset management, administration and commissions revenue decreased reflecting the impact of weaker markets and lower performance fees in AM, and lower brokerage commissions and other fees in CIB and AM.
Mortgage fees and related income were relatively flat, with higher MSR risk management results offset by lower mortgage servicing revenue predominantly as a result of a lower level of third-party loans serviced.
Card income decreased predominantly driven by the impact of renegotiated co-brand partnership agreements and higher new account origination costs, partially offset by higher card sales volume and card-related fees. For further information, see CCB segment results on pages 19–24.
Other income increased predominantly reflecting higher operating lease income from growth in auto operating lease assets in CCB, a gain on the sale of Visa Europe interests in CCB, the impact of losses recorded in the prior year related to the accelerated amortization of cash flow hedges associated with the exit of certain non-operating deposits, and a gain on sale of an asset in AM.
Net interest income increased primarily driven by loan growth across the businesses and the net impact of higher rates, partially offset by lower investment securities balances and higher interest expense on long-term debt largely associated with hedging activity. The Firm’s average interest-earning assets and net interest yield, on a FTE basis, were $2.1 trillion and 2.26%, respectively.

Provision for credit losses
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2016	2015	Change	2016	2015	Change
Consumer, excluding credit card	$262	$(389)	NM	$578	$(345)	NM
Credit card	1,038	759	37%	2,978	2,348	27%
Total consumer	1,300	370	251%	3,556	2,003	78%
Wholesale	(29)	312	NM	941	573	64%
Total provision for credit losses	$1,271	$682	86%	$4,497	$2,576	75%
Quarterly results
The provision for credit losses increased as a result of an addition to the consumer allowance for loan losses, compared with a reduction in the prior year. The addition to the consumer allowance was approximately $225 million reflecting loan growth in the credit card portfolio, including newer vintages which, as anticipated, have higher loss rates compared to the overall portfolio, as well as loan growth in the auto loan portfolio. The prior-year provision reflected a $575 million reduction in the residential real estate portfolio, due to the continued improvement in home prices and delinquencies, and increased granularity in the impairment estimates. The increase in the consumer provision for credit losses in the current quarter was partially offset by a benefit in the wholesale provision for credit losses, primarily driven by a net allowance reduction of approximately $50 million in the Oil & Gas portfolio as a result of paydowns, loan sales, and select upgrades, partially offset by select downgrades. The prior year wholesale provision for credit losses included a net allowance increase reflecting the impact of select downgrades, including within the Oil & Gas portfolio. For a more detailed discussion of the credit portfolio and the allowance for credit losses, see the segment discussions of CCB on pages 19–24, CIB on pages 25–30, CB on pages 31–34 and the Allowance for credit losses on pages 57–59.

Year-to-date results
The provision for credit losses increased as a result of net additions to the consumer allowance for loan losses, compared with reductions in the prior year. The additions to the consumer allowance were approximately $400 million reflecting loan growth in the credit card portfolio, including newer vintages which, as anticipated, have higher loss rates compared to the overall portfolio, as well as loan growth in the auto loan portfolio; these were partially offset by reductions in the allowance for loan losses in the residential real estate portfolio due to continued improvement in home prices and delinquencies, as well as runoff in the student loan portfolio. The prior-year provision reflected a $1.0 billion reduction in the residential real estate portfolio, due to the continued improvement in home prices and delinquencies, and increased granularity in the impairment estimates, as well as runoff in the student loan portfolio. The provision for credit losses increased also in the current period as a result of additions to the wholesale allowance for credit losses, reflecting the impact of downgrades in the Oil & Gas, Natural Gas Pipelines, and Metals & Mining portfolios.

Noninterest expense
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2016	2015	Change	2016	2015	Change
Compensation expense	$7,669	$7,320	5%	$23,107	$23,057	—
Noncompensation expense:
Occupancy	899	965	(7)	2,681	2,821	(5)
Technology, communications and equipment	1,741	1,546	13	5,024	4,536	11
Professional and outside services	1,665	1,776	(6)	4,913	5,178	(5)
Marketing	825	704	17	2,200	1,937	14
Other expense(a)(b)	1,664	3,057	(46)	4,013	7,222	(44)
Total noncompensation expense	6,794	8,048	(16)	18,831	21,694	(13)
Total noninterest expense	$14,463	$15,368	(6)%	$41,938	$44,751	(6)%

(a)
Included firmwide legal expense of $(71) million and $1.3 billion for the three months ended September 30, 2016 and 2015, respectively, and $(547) million and $2.3 billion for the nine months ended September 30, 2016 and 2015, respectively

(b)
Included FDIC-related expense of $360 million and $298 million for the three months ended September 30, 2016 and 2015, respectively, and $912 million and $916 million for the nine months ended September 30, 2016 and 2015, respectively.

Quarterly results
Total noninterest expense decreased by 6% driven by lower legal expense and the effect of continued expense initiatives, partially offset by higher compensation expense and investments and growth in the businesses.
Compensation expense increased predominantly driven by higher performance-based compensation expense and investments in the businesses, partially offset by the impact of continued expense reduction initiatives, including lower headcount in certain businesses.
Noncompensation expense decreased as a result of lower legal expense (including lower legal professional services expense), less utilization of contractors and reduced occupancy expense. These factors were partially offset by higher depreciation expense from growth in auto operating lease assets; higher investments in marketing; liabilities from a merchant bankruptcy in Commerce Solutions; a modest increase in reserves for mortgage servicing; and a net increase related to higher FDIC surcharges. For a further discussion of legal matters, see Note 23.

Year-to-date results
Total noninterest expense decreased by 6% driven by lower legal expense and the effect of continued expense initiatives, partially offset by investments and growth in the businesses.
Compensation expense was relatively flat, with higher performance-based compensation expense and investments in the businesses offset by the impact of continued expense reduction initiatives, including lower headcount in certain businesses.
Noncompensation expense decreased as a result of lower legal expense (including lower legal professional services expense); less utilization of contractors and reduced occupancy expense; lower regulatory-related expense; and the impact of the disposal of assets in AM. These factors were partially offset by higher depreciation expense from growth in auto operating lease assets; higher investments in marketing; liabilities from a merchant bankruptcy in Commerce Solutions; a modest increase in reserves for mortgage servicing; and the impact of a benefit recorded in the prior year from a franchise tax settlement. For a further discussion of legal matters, see Note 23.

Income tax expense
(in millions, except rate)	Three months ended September 30,			Nine months ended September 30,
	2016	2015	Change	2016	2015	Change
Income before income tax expense	$8,939	$6,730	33%	$25,857	$23,331	11%
Income tax expense/(benefit)	2,653	(74)	NM	7,851	4,323	82
Effective tax rate	29.7%	(1.1)%		30.4%	18.5%
Quarterly results
The effective tax rate in the current quarter was affected by the change in mix of income and expense subject to U.S. federal and state and local taxes. The effective tax rate in 2015 was affected by $2.2 billion of tax benefits, which reduced the Firm's effective tax rate by 32.0 percentage points. The recognition of tax benefits in 2015 resulted from the resolution of various tax audits, as well as the release of U.S. deferred taxes associated with the restructuring of certain non-U.S. entities.

Year-to-date results
The effective tax rate in the current period was affected by changes in the mix of income and expense subject to U.S. federal and state and local taxes, and tax benefits from the adoption of new accounting guidance related to employee stock-based incentive payments. The effective tax rate in 2015 was affected by $2.7 billion of tax benefits, which reduced the Firm's effective tax rate by 11.7 percentage points. The recognition of tax benefits in 2015 resulted from the resolution of various tax audits, as well as the release of U.S. deferred taxes associated with the restructuring of certain non-U.S. entities. For additional details on the impact of the new accounting guidance, see Accounting and Reporting Developments on pages 82–83.

CONSOLIDATED BALANCE SHEETS ANALYSIS
Consolidated balance sheets overview
The following is a discussion of the significant changes between September 30, 2016, and December 31, 2015.

Selected Consolidated balance sheets data
(in millions)	Sep 30, 2016	Dec 31, 2015	Change
Assets
Cash and due from banks	$21,390	$20,490	4%
Deposits with banks	396,200	340,015	17
Federal funds sold and securities purchased under resale agreements	232,637	212,575	9
Securities borrowed	109,197	98,721	11
Trading assets:
Debt and equity instruments	309,258	284,162	9
Derivative receivables	65,579	59,677	10
Securities	272,401	290,827	(6)
Loans	888,054	837,299	6
Allowance for loan losses	(14,204)	(13,555)	5
Loans, net of allowance for loan losses	873,850	823,744	6
Accrued interest and accounts receivable	64,333	46,605	38
Premises and equipment	14,208	14,362	(1)
Goodwill	47,302	47,325	—
Mortgage servicing rights	4,937	6,608	(25)
Other intangible assets	887	1,015	(13)
Other assets	108,850	105,572	3
Total assets	$2,521,029	$2,351,698	7%
Cash and due from banks and deposits with banks
The increase was primarily due to deposit growth and an increase in long-term debt. The Firm’s excess cash is placed with various central banks, predominantly Federal Reserve Banks.
Federal funds sold and securities purchased under resale agreements
The increase was due to the deployment of excess cash by Treasury, and higher demand for securities to cover short positions related to client-driven market-making activities in CIB. For additional information on the Firm’s Liquidity Risk Management, see pages 74–78.
Securities borrowed
The increase was driven by higher demand for securities to cover short positions related to client-driven market-making activities in CIB.
Trading assets and liabilities–debt and equity instruments
The increase in trading assets and liabilities was predominantly related to client-driven market-making activities in CIB. The increase in trading assets reflected higher debt instruments to facilitate client demand resulting in increased inventory levels, partially offset by lower equity instruments. The increase in trading liabilities reflected higher levels of short positions in both debt and equity instruments. For additional information, refer to Note 3.
Trading assets and liabilities–derivative receivables and payables
The change in derivative receivables and payables was predominantly related to client-driven market-making activities in CIB. The increase in derivative receivables reflected the impact of market movements, which increased interest rate receivables. The decrease in derivative payables reflected the impact of market movements, which reduced foreign exchange and commodity payables and increased interest rate payables.

For additional information, refer to Derivative contracts on pages 55–56, and Notes 3 and 5.
Securities
The decrease was predominantly due to net sales, maturities and paydowns of non-U.S. residential mortgage-backed securities ("MBS") and corporate debt securities reflecting a shift to loans. For additional information, see Notes 3 and 11.
Loans and allowance for loan losses
The increase in loans was driven by higher wholesale and consumer loans. The increase in wholesale loans was driven by strong originations of commercial and industrial loans in CB and CIB, and commercial real estate loans in CB. The increase in consumer loans was due to retention of originated high-quality prime mortgages in CCB and AM, and growth in auto and credit card loans in CCB.
The increase in the allowance for loan losses was attributable to additions to both the consumer and wholesale allowances. The increase in the consumer allowance was primarily driven by loan growth in the credit card portfolio, including newer vintages which, as anticipated, have higher loss rates compared to the overall portfolio, as well as loan growth in the auto loan portfolio; these were partially offset by reductions in the allowance for loan losses in the residential real estate portfolio due to continued improvement in home prices and delinquencies, and runoff in the student loan portfolio. The increase in the wholesale allowance reflected downgrades in the Oil & Gas, Natural Gas Pipelines, and Metals & Mining portfolios. For a more detailed discussion of loans and the allowance for loan losses, refer to Credit Risk Management on pages 43–59, and Notes 3, 4, 13 and 14.

Accrued interest and accounts receivable
The increase was driven by higher client receivables related to client-driven market-making activities in CIB.

Mortgage servicing rights
For additional information on MSRs, see Note 16.
Other assets
The modest increase reflected higher auto operating lease assets from growth in business volume.

Selected Consolidated balance sheets data (continued)
(in millions)	Sep 30, 2016	Dec 31, 2015	Change
Liabilities
Deposits	$1,376,138	$1,279,715	8%
Federal funds purchased and securities loaned or sold under repurchase agreements	168,491	152,678	10
Commercial paper	12,258	15,562	(21)
Other borrowed funds	24,479	21,105	16
Trading liabilities:
Debt and equity instruments	95,126	74,107	28
Derivative payables	48,143	52,790	(9)
Accounts payable and other liabilities	190,412	177,638	7
Beneficial interests issued by consolidated variable interest entities (“VIEs”)	42,233	41,879	1
Long-term debt	309,418	288,651	7
Total liabilities	2,266,698	2,104,125	8
Stockholders’ equity	254,331	247,573	3
Total liabilities and stockholders’ equity	$2,521,029	$2,351,698	7%
Deposits
The increase was attributable to higher wholesale and consumer deposits. The increase in wholesale deposits was mainly driven by growth in client activity in CIB’s Treasury Services business, and inflows in AM partly related to the new rules governing money market funds. The increase in consumer deposits reflected continuing strong growth from existing and new customers, and the impact of low attrition rates. For more information on deposits, refer to the Liquidity Risk Management discussion on pages 74–78; and Notes 3 and 17.
Federal funds purchased and securities loaned or sold under repurchase agreements
The increase was predominantly due to higher client-driven market-making activities in CIB. For additional information on the Firm’s Liquidity Risk Management, see pages 74–78.
Commercial paper
The decrease reflected lower issuance in the wholesale markets consistent with Treasury’s short-term funding plans. For additional information, see Liquidity Risk Management on pages 74–78.

Accounts payable and other liabilities
The increase was driven by higher client payables related to client-driven market-making activities in CIB.
Long-term debt
The increase was due to net issuance consistent with Treasury’s long-term funding plans, which included liquidity actions related to the 2016 Resolution Submission. For additional information on the Firm’s long-term debt activities, see Liquidity Risk Management on pages 74–78.
Stockholders’ equity
The increase was due to net income and higher accumulated other comprehensive income (“AOCI”), partially offset by cash dividends on common and preferred stock and repurchases of common stock. For additional information on changes in stockholders’ equity, see page 88, and on the Firm’s capital actions, see Capital actions on page 72.

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
For certain liquidity commitments to SPEs, JPMorgan Chase Bank, N.A., could be required to provide funding if its short-term credit rating were downgraded below specific levels, primarily “P-1,” “A-1” and “F1” for Moody’s Investor Service (“Moody’s”), Standard & Poor’s and Fitch, respectively. These liquidity commitments support the issuance of asset-backed commercial paper by Firm-administered consolidated SPEs. In the event of a short-term credit rating downgrade, JPMorgan Chase Bank, N.A., absent other solutions, would be required to provide funding to the SPE if the commercial paper could not be reissued as it matured. The aggregate amounts of commercial paper outstanding held by third parties as of September 30, 2016, and December 31, 2015, was $3.7 billion and $8.7 billion, respectively. The aggregate amounts of commercial paper issued by these SPEs could increase in future periods should clients of the Firm-administered consolidated SPEs draw down on certain unfunded lending-related commitments. These unfunded lending-related commitments were $9.1 billion and $5.6 billion at September 30, 2016, and December 31, 2015, respectively. The Firm could facilitate the refinancing of some of the clients’ assets in order to reduce the funding obligation. For further information, see the discussion of Firm-administered multiseller conduits in Note 15.
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
Off–balance sheet lending-related financial instruments, guarantees, and other commitments
JPMorgan Chase provides lending-related financial instruments (e.g., commitments and guarantees) to meet the financing needs of its customers. The contractual amount of these financial instruments represents the maximum possible credit risk to the Firm should the counterparty draw upon the commitment or the Firm be required to fulfill its obligation under the guarantee, and should the counterparty subsequently fail to perform according to the terms of the contract. Most of these commitments and guarantees are refinanced, extended, cancelled, or expire without being drawn or a default occurring. As a result, the total contractual amount of these instruments is not, in the Firm’s view, representative of its actual future credit exposure or funding requirements. For further discussion of lending-related financial instruments, guarantees and other commitments, and the Firm’s accounting for them, see Lending-related commitments on page 55 and Note 21 (including the table that presents the related amounts by contractual maturity as of September 30, 2016). For a discussion of liabilities associated with loan sales and securitization-related indemnifications, see Note 21.

CONSOLIDATED CASH FLOWS ANALYSIS
Consolidated cash flows overview
The following is a discussion of cash flow activities during the nine months ended September 30, 2016 and 2015.

(in millions)	Nine months ended September 30,
	2016	2015
Net cash provided by/(used in)
Operating activities	$(18,715)	$57,299
Investing activities	(112,102)	79,722
Financing activities	131,699	(143,513)
Effect of exchange rate changes on cash	18	(81)
Net increase/(decrease) in cash and due from banks	$900	$(6,573)
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
Cash used in operating activities in 2016 resulted from client-driven market-making activities in CIB that resulted in an increase in trading assets, which were largely offset by an increase in trading liabilities; an increase in accrued interest and accounts receivables driven by higher client receivables; and an increase in securities borrowed driven by higher demand for securities to cover short positions; and higher net originations and purchases of loans held-for-sale. In 2016 and 2015, cash was also provided by net income after noncash operating adjustments. In 2015, cash was provided by a decrease in trading assets predominantly due to lower client-driven market-making activities in CIB resulting in lower levels of equity securities; and higher net proceeds from loan securitizations and sales activities. These outflows were partially offset by a decrease in accounts payable and other liabilities due to lower brokerage customer payables related to client activity in CIB.
Investing activities
Cash used in investing activities during 2016 resulted from net originations of consumer and wholesale loans; an increase in deposits with banks primarily due to growth in deposits and an increase in long-term debt; and an increase in securities purchased under resale agreements due to the deployment of excess cash by Treasury and higher demand for securities to cover short positions related to client-driven market-making activities in CIB. Partially offsetting these cash outflows were net proceeds from paydowns, maturities, sales and purchases of investment securities. Cash provided by investing activities during 2015 predominantly reflected a net decrease in deposits with banks due to the Firm’s actions to reduce wholesale non-operating deposits; and net proceeds from paydowns, maturities, sales and purchases of investment securities. Partially offsetting these net inflows was cash used for net originations of consumer and wholesale loans.
Financing activities
Cash provided by financing activities in 2016 resulted from higher consumer and wholesale deposits; an increase in securities loaned or sold under repurchase agreements predominantly due to higher client-driven market-making activities in CIB; and higher net proceeds from long-term borrowings consistent with Treasury’s long-term funding plans, which included liquidity actions related to the 2016 Resolution Submission. Cash used in financing activities in 2015 reflected the aforementioned actions to reduce wholesale non-operating deposits, partially offset by higher consumer deposits; and lower levels of commercial paper due to the discontinuation of a cash management product (which offered customers the option of sweeping their deposits into commercial paper) and lower issuances in the wholesale markets. Partially offsetting these outflows were net proceeds from long-term borrowings and the issuance of preferred stock. For both periods, cash was used for repurchases of common stock and dividends on common and preferred stock.
* * *
For a further discussion of the activities affecting the Firm’s cash flows, see Consolidated Balance Sheets Analysis on pages 12–13, Capital Management on pages 67–73, and Liquidity Risk Management on pages 74–78 of this Form 10-Q, and page 75 of JPMorgan Chase’s 2015 Annual Report.

EXPLANATION AND RECONCILIATION OF THE FIRM’S USE OF NON-GAAP FINANCIAL MEASURES AND KEY PERFORMANCE MEASURES
Non-GAAP financial measures
The Firm prepares its Consolidated Financial Statements using U.S. GAAP; these financial statements appear on pages 85–89. That presentation, which is referred to as “reported” basis, provides the reader with an understanding of the Firm’s results that can be tracked consistently from year-to-year and enables a comparison of the Firm’s performance with other companies’ U.S. GAAP financial statements.
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
Management also uses certain non-GAAP financial measures at the business-segment level, because it believes these other non-GAAP financial measures provide information to investors about the underlying operational performance and trends of the particular business segment and, therefore, facilitate a comparison of the business segment with the performance of its competitors. For additional information on these non-GAAP measures, see Business Segment Results on pages 18–40.
Additionally, certain credit metrics and ratios disclosed by the Firm exclude PCI loans, and are therefore non-GAAP measures. For additional information on these non-GAAP measures, see Credit Risk Management on pages 43–59.
Non-GAAP financial measures used by the Firm may not be comparable to similarly named non-GAAP financial measures used by other companies.

The following summary table provides a reconciliation from the Firm’s reported U.S. GAAP results to managed basis.

	Three months ended September 30,
	2016			2015
(in millions, except ratios)	Reported results	Fully taxable-equivalent adjustments(a)	Managed basis	Reported results	Fully taxable-equivalent adjustments(a)	Managed basis
Other income	$782	$540	$1,322	$628	$477	$1,105
Total noninterest revenue	13,070	540	13,610	11,856	477	12,333
Net interest income	11,603	299	11,902	10,924	278	11,202
Total net revenue	24,673	839	25,512	22,780	755	23,535
Pre-provision profit	10,210	839	11,049	7,412	755	8,167
Income before income tax expense	8,939	839	9,778	6,730	755	7,485
Income tax expense	$2,653	$839	$3,492	$(74)	$755	$681
Overhead ratio	59%	NM	57%	67%	NM	65%

	Nine months ended September 30,
	2016			2015
(in millions, except ratios)	Reported results	Fully taxable-equivalent adjustments(a)	Managed basis	Reported results	Fully taxable-equivalent adjustments(a)	Managed basis
Other income	$2,844	$1,620	$4,464	$1,796	$1,405	$3,201
Total noninterest revenue	37,962	1,620	39,582	38,373	1,405	39,778
Net interest income	34,330	897	35,227	32,285	823	33,108
Total net revenue	72,292	2,517	74,809	70,658	2,228	72,886
Pre-provision profit	30,354	2,517	32,871	25,907	2,228	28,135
Income before income tax expense	25,857	2,517	28,374	23,331	2,228	25,559
Income tax expense	$7,851	$2,517	$10,368	$4,323	$2,228	$6,551
Overhead ratio	58%	NM	56%	63%	NM	61%
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

The data presented below are non-GAAP financial measures due to the exclusion of CIB’s markets-based activities. Management believes this exclusion provides investors and analysts with another measure by which to analyze the non-markets-related business trends of the Firm and provides a comparable measure to other financial institutions that are primarily focused on lending, investing and deposit-raising activities.

Net interest income excluding CIB markets-based activities data
	Three months ended September 30,			Nine months ended September 30,
(in millions, except rates)	2016	2015	Change	2016	2015	Change
Net interest income – managed basis(a)(b)	$11,902	$11,202	6%	$35,227	$33,108	6%
Less: Markets-based net interest income(c)	1,442	1,164	24	4,240	3,661	16
Net interest income excluding markets(a)	$10,460	$10,038	4	$30,987	$29,447	5

Average interest-earning assets	$2,116,493	$2,056,890	3	$2,080,133	$2,100,773	(1)
Less: Average markets-based interest-earning assets	488,971	476,120	3	490,364	495,460	(1)
Average interest-earning assets excluding markets	$1,627,522	$1,580,770	3%	$1,589,769	$1,605,313	(1)%
Net interest yield on average interest-earning assets – managed basis	2.24%	2.16%		2.26%	2.11%
Net interest yield on average markets-based interest-earning assets	1.17	0.97		1.15	0.99
Net interest yield on average interest-earning assets excluding markets	2.56%	2.52%		2.60%	2.45%

(a)	Interest includes the effect of related hedges. Taxable-equivalent amounts are used where applicable.

(b)	For a reconciliation of net interest income on a reported and managed basis, see reconciliation from the Firm’s reported U.S. GAAP results to managed basis on page 16

(c)
Markets-based net interest income, in the table above, is lower than the net interest income line item in the CIB Markets table on page 29 by $183 million and by $129 million for the three months ended September 30, 2016 and 2015, respectively, and by $463 million and by $358 million, for the nine months ended September 30, 2016 and 2015, respectively. The primary difference is markets-based net interest income, in the table above, excludes net interest income from loans held in CIB Markets.

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
The following summary table provides a reconciliation from the Firm’s common stockholders’ equity to TCE.

Tangible common equity	Period-end		Average
(in millions, except per share and ratio data)	Sep 30, 2016	Dec 31, 2015	Three months ended September 30,		Nine months ended September 30,
			2016	2015	2016	2015
Common stockholders’ equity	$228,263	$221,505	$226,089	$217,023	$224,034	$214,389
Less: Goodwill	47,302	47,325	47,302	47,428	47,314	47,468
Less: Certain identifiable intangible assets	887	1,015	903	1,064	938	1,112
Add: Deferred tax liabilities(a)	3,232	3,148	3,226	2,991	3,205	2,909
Tangible common equity	$183,306	$176,313	$181,110	$171,522	$178,987	$168,718

Return on tangible common equity	NA	NA	13%	15%	13%	14%
Tangible book value per share	$51.23	$48.13	NA	NA	NA	NA

(a)
Represents deferred tax liabilities related to tax-deductible goodwill and to identifiable intangibles created in nontaxable transactions, which are netted against goodwill and other intangibles when calculating TCE.

The Firm’s capital, risk-weighted assets ("RWA"), and capital and leverage ratios that are presented under Basel III Standardized and Advanced Fully Phased-In rules and the Firm’s, JPMorgan Chase Bank, N.A.’s and Chase Bank USA, N.A.’s SLRs calculated under the Basel III Advanced Fully Phased-In rules are considered key regulatory capital measures. Such measures are used by banking regulators, investors and analysts to assess the Firm’s regulatory capital position and to compare the Firm’s regulatory capital to that of other financial services companies.

For additional information on these measures, see Capital Management on pages 67–73.
Core loans are also considered a key performance measure. Core loans include loans considered central to the Firm’s ongoing businesses; and exclude loans classified as trading assets, runoff portfolios, discontinued portfolios and portfolios the Firm has an intent to exit. Core loans are meaningful to the Firm and its investors and analysts in assessing actual growth in the loan portfolio.

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
Description of business segment reporting methodology
Results of the business segments are intended to reflect each segment as if it were a stand-alone business. The management reporting process that derives business segment results allocates income and expense using market-based methodologies. The Firm also assesses the level of capital required for each line of business on at least an annual basis. For further information about line of business capital, see Line of business equity on page 71.
The Firm periodically assesses the assumptions, methodologies and reporting classifications used for segment reporting, and further refinements may be implemented in future periods.
For a further discussion of those methodologies, see Business Segment Results – Description of business segment reporting methodology on pages 83–84 of JPMorgan Chase’s 2015 Annual Report.
The following discussions of the business segment results are based on a comparison of the three and nine months ended September 30, 2016 versus the corresponding period in the prior year, unless otherwise specified.

Segment results – managed basis
The following tables summarize the business segment results for the periods indicated.

Three months ended September 30,	Total net revenue			Total noninterest expense			Pre-provision profit/(loss)
(in millions)	2016	2015	Change	2016	2015	Change	2016	2015	Change
Consumer & Community Banking	$11,328	$10,879	4%	$6,510	$6,237	4%	$4,818	$4,642	4%
Corporate & Investment Bank	9,455	8,168	16	4,934	6,131	(20)	4,521	2,037	122
Commercial Banking	1,870	1,644	14	746	719	4	1,124	925	22
Asset Management	3,047	2,894	5	2,130	2,109	1	917	785	17
Corporate	(188)	(50)	NM	143	172	(17)	(331)	(222)	(49)
Total	$25,512	$23,535	8%	$14,463	$15,368	(6)%	$11,049	$8,167	35%

Three months ended September 30,	Provision for credit losses			Net income/(loss)			Return on common equity
(in millions, except ratios)	2016	2015	Change	2016	2015	Change	2016	2015
Consumer & Community Banking	$1,294	$389	233%	$2,204	$2,630	(16)%	16%	20%
Corporate & Investment Bank	67	232	(71)	2,912	1,464	99	17	8
Commercial Banking	(121)	82	NM	778	518	50	18	14
Asset Management	32	(17)	NM	557	475	17	24	20
Corporate	(1)	(4)	75	(165)	1,717	NM	NM	NM
Total	$1,271	$682	86%	$6,286	$6,804	(8)%	10%	12%

Nine months ended September 30,	Total net revenue			Total noninterest expense			Pre-provision profit/(loss)
(in millions)	2016	2015	Change	2016	2015	Change	2016	2015	Change
Consumer & Community Banking	$33,896	$32,598	4%	$18,602	$18,637	—	$15,294	$13,961	10%
Corporate & Investment Bank	26,755	26,473	1	14,820	16,925	(12)	11,935	9,548	25
Commercial Banking	5,490	5,125	7	2,190	2,131	3	3,300	2,994	10
Asset Management	8,958	9,074	(1)	6,303	6,690	(6)	2,655	2,384	11
Corporate	(290)	(384)	24	23	368	(94)	(313)	(752)	58
Total	$74,809	$72,886	3%	$41,938	$44,751	(6)%	$32,871	$28,135	17%

Nine months ended September 30,	Provision for credit losses			Net income/(loss)			Return on common equity
(in millions, except ratios)	2016	2015	Change	2016	2015	Change	2016	2015
Consumer & Community Banking	$3,545	$2,021	75%	$7,350	$7,382	—	18%	18%
Corporate & Investment Bank	761	251	203	7,384	6,342	16	14	13
Commercial Banking	158	325	(51)	1,970	1,641	20	15	15
Asset Management	37	(13)	NM	1,665	1,428	17	24	20
Corporate	(4)	(8)	50	(363)	2,215	NM	NM	NM
Total	$4,497	$2,576	75%	$18,006	$19,008	(5)%	10%	11%

CONSUMER & COMMUNITY BANKING
For a discussion of the business profile of CCB, see pages 85–93 of JPMorgan Chase’s 2015 Annual Report and Line of Business Metrics on page 177.

Selected income statement data
	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2016	2015	Change	2016	2015	Change
Revenue
Lending- and deposit-related fees	$841	$836	1%	$2,390	$2,320	3%
Asset management, administration and commissions	531	565	(6)	1,596	1,648	(3)
Mortgage fees and related income	624	469	33	1,980	1,955	1
Card income	1,099	1,335	(18)	3,543	4,165	(15)
All other income	773	524	48	2,303	1,466	57
Noninterest revenue	3,868	3,729	4	11,812	11,554	2
Net interest income	7,460	7,150	4	22,084	21,044	5
Total net revenue	11,328	10,879	4	33,896	32,598	4

Provision for credit losses	1,294	389	233	3,545	2,021	75

Noninterest expense
Compensation expense	2,453	2,413	2	7,255	7,421	(2)
Noncompensation expense(a)	4,057	3,824	6	11,347	11,216	1
Total noninterest expense	6,510	6,237	4	18,602	18,637	—
Income before income tax expense	3,524	4,253	(17)	11,749	11,940	(2)
Income tax expense	1,320	1,623	(19)	4,399	4,558	(3)
Net income	$2,204	$2,630	(16)	$7,350	$7,382	—

Revenue by line of business
Consumer & Business Banking	$4,719	$4,555	4	$13,885	$13,396	4
Mortgage Banking	1,874	1,555	21	5,671	5,137	10
Card, Commerce Solutions & Auto	4,735	4,769	(1)	14,340	14,065	2

Mortgage fees and related income details:
Net production revenue	247	176	40	670	646	4
Net mortgage servicing revenue(b)	377	293	29	1,310	1,309	—
Mortgage fees and related income	$624	$469	33%	$1,980	$1,955	1%

Financial ratios
Return on common equity	16%	20%		18%	18%
Overhead ratio	57	57		55	57
Note: In the discussion and the tables which follow, CCB presents certain financial measures which exclude the impact of PCI loans; these are non-GAAP financial measures.

(a)
Included operating lease depreciation expense of $504 million and $372 million for the three months ended September 30, 2016 and 2015, respectively, and $1.4 billion and $1.0 billion for the nine months ended September 30, 2016 and 2015, respectively.

(b)
Included MSR risk management of $38 million and $(123) million for the three months ended September 30, 2016 and 2015, respectively, and $240 million and $(121) million for the nine months ended September 30, 2016 and 2015, respectively.

Quarterly results
Consumer & Community Banking net income was $2.2 billion, a decrease of 16%, driven by higher provision for credit losses and noninterest expense, partially offset by higher net revenue.
Net revenue was $11.3 billion, an increase of 4%. Net interest income was $7.5 billion, up 4%, driven by higher deposit balances and higher loan balances, partially offset by an increase in the reserve for uncollectible interest and fees and deposit spread compression. Noninterest revenue was $3.9 billion, up 4%, driven by higher auto lease and card sales volume, higher MSR risk management results, net production revenue, reflecting higher mortgage production margins, and higher card-related fees, predominantly offset by higher new account origination costs and the impact of renegotiated co-brand partnership agreements in Credit Card. See Note 16 for further information regarding changes in value of the MSR asset and related hedges, and mortgage fees and related income.
The provision for credit losses was $1.3 billion, compared to $389 million in the prior year, reflecting increases in the allowance for loan losses. The current-quarter provision included a $225 million increase in the allowance for loan losses, reflecting loan growth in the credit card portfolio, including newer vintages which, as anticipated, have higher loss rates compared to the overall portfolio, as well as loan growth in the auto loan portfolio. The prior-year provision reflected a $575 million reduction in the allowance for loan losses in the residential real estate portfolio due to continued improvement in home prices and delinquencies, and increased granularity in the impairment estimates.
Noninterest expense was $6.5 billion, an increase of 4%, driven by higher auto lease depreciation, higher investment in marketing, liabilities from a merchant bankruptcy in Commerce Solutions, and a modest increase in reserves for mortgage servicing, partially offset by lower legal expense and branch efficiencies.

Year-to-date results
Consumer & Community Banking net income of $7.4 billion was flat compared with the prior year, driven by a higher provision for credit losses, offset by higher net revenue.
Net revenue was $33.9 billion, an increase of 4%. Net interest income was $22.1 billion, up 5%, driven by higher deposit balances and higher loan balances, partially offset by deposit spread compression and an increase in the reserve for uncollectible interest and fees. Noninterest revenue was $11.8 billion, up 2%, driven by higher auto lease and card sales volume, higher MSR risk management results, a gain on the sale of Visa Europe interests and higher card- and deposit-related fees, predominantly offset by the impact of renegotiated co-brand partnership agreements and higher new account origination costs in Credit Card, and lower mortgage servicing revenue predominantly as a result of a lower level of third-party loans serviced. See Note 16 for further information regarding changes in value of the MSR asset and related hedges, and mortgage fees and related income.
The provision for credit losses was $3.5 billion, an increase of 75%, reflecting increases in the allowance for loan losses. The current-year provision included a $400 million increase in the allowance for loan losses, reflecting loan growth in the credit card portfolio, including newer vintages which, as anticipated, have higher loss rates compared to the overall portfolio, as well as loan growth in the auto loan portfolio; these were partially offset by reductions in the allowance for loan losses in the residential real estate portfolio due to continued improvement in home prices and delinquencies, as well as runoff in the student loan portfolio. The prior-year provision reflected a $1.0 billion reduction in the allowance for loan losses in the residential real estate portfolio due to continued improvement in home prices and delinquencies, and increased granularity in the impairment estimates, as well as runoff in the student loan portfolio.
Noninterest expense of $18.6 billion was flat compared with the prior year, driven by lower legal expense, branch efficiencies and lower headcount-related expense, offset by higher auto lease depreciation and higher investment in marketing.

Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except headcount)	2016	2015	Change	2016	2015	Change
Selected balance sheet data (period-end)
Total assets	$521,276	$484,253	8%	$521,276	$484,253	8%
Loans:
Consumer & Business Banking	23,846	22,346	7	23,846	22,346	7
Home equity	52,445	60,849	(14)	52,445	60,849	(14)
Residential mortgage and other	181,564	153,730	18	181,564	153,730	18
Mortgage Banking	234,009	214,579	9	234,009	214,579	9
Credit Card	133,435	126,979	5	133,435	126,979	5
Auto	64,512	57,174	13	64,512	57,174	13
Student	7,354	8,462	(13)	7,354	8,462	(13)
Total loans	463,156	429,540	8	463,156	429,540	8
Core loans	371,060	320,415	16	371,060	320,415	16
Deposits	605,117	539,182	12	605,117	539,182	12
Common equity	51,000	51,000	—	51,000	51,000	—
Selected balance sheet data (average)
Total assets	$521,882	$478,914	9	$512,550	$465,782	10
Loans:
Consumer & Business Banking	23,678	22,069	7	23,227	21,709	7
Home equity	53,501	62,025	(14)	55,604	64,442	(14)
Residential mortgage and other	180,669	146,432	23	175,059	133,341	31
Mortgage Banking	234,170	208,457	12	230,663	197,783	17
Credit Card	132,713	126,305	5	129,481	125,294	3
Auto	64,068	56,412	14	62,998	55,744	13
Student	7,490	8,622	(13)	7,759	8,911	(13)
Total loans	462,119	421,865	10	454,128	409,441	11
Core loans	367,999	309,888	19	356,072	291,728	22
Deposits	593,671	535,987	11	579,741	525,951	10
Common equity	51,000	51,000	—	51,000	51,000	—
Headcount	132,092	128,601	3%	132,092	128,601	3%

Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except ratio data)	2016	2015	Change	2016	2015	Change
Credit data and quality statistics
Nonaccrual loans(a)(b)	$4,853	$5,433	(11)%	$4,853	$5,433	(11)%

Net charge-offs/(recoveries)(c)
Consumer & Business Banking	71	50	42	180	177	2
Home equity	42	82	(49)	136	238	(43)
Residential mortgage and other	7	(41)	NM	11	(12)	NM
Mortgage Banking	49	41	20	147	226	(35)
Credit Card	838	759	10	2,528	2,348	8
Auto	79	57	39	192	140	37
Student	32	58	(45)	98	155	(37)
Total net charge-offs/(recoveries)	$1,069	$965	11	$3,145	$3,046	3

Net charge-off/(recovery) rate(c)
Consumer & Business Banking	1.19%	0.90%		1.04%	1.09%
Home equity(d)	0.42	0.70		0.44	0.66
Residential mortgage and other(d)	0.02	(0.14)		0.01	(0.02)
Mortgage Banking(d)	0.10	0.10		0.10	0.20
Credit Card(e)	2.51	2.41		2.61	2.54
Auto	0.49	0.40		0.41	0.34
Student	1.70	2.67		1.69	2.33
Total net charge-off/(recovery) rate(d)	1.00	1.02		1.01	1.12

30+ day delinquency rate
Mortgage Banking(f)(g)	1.27%	1.74%		1.27%	1.74%
Credit Card(h)	1.53	1.38		1.53	1.38
Auto	1.08	1.06		1.08	1.06
Student(i)	1.81	1.99		1.81	1.99

90+ day delinquency rate — Credit Card(h)	0.75	0.66		0.75	0.66

Allowance for loan losses
Consumer & Business Banking	$703	$703	—	$703	$703	—
Mortgage Banking excluding PCI loans	1,488	1,588	(6)	1,488	1,588	(6)
Mortgage Banking — PCI loans(c)	2,618	2,788	(6)	2,618	2,788	(6)
Credit Card	3,884	3,434	13	3,884	3,434	13
Auto	474	374	27	474	374	27
Student	274	324	(15)	274	324	(15)
Total allowance for loan losses(c)	$9,441	$9,211	2%	$9,441	$9,211	2%

(a)	Excludes PCI loans. The Firm is recognizing interest income on each pool of PCI loans as they are all performing.

(b)
At September 30, 2016 and 2015, nonaccrual loans excluded loans 90 or more days past due as follows: (1) mortgage loans insured by U.S. government agencies of $5.0 billion and $6.6 billion, respectively; and (2) student loans insured by U.S. government agencies under the Federal Family Education Loan Program (“FFELP”) of $259 million and $289 million, respectively. These amounts have been excluded based upon the government guarantee.

(c)
Net charge-offs and the net charge-off rates for the three months ended September 30, 2016 and 2015, excluded $36 million and $52 million, respectively, and for the nine months ended September 30, 2016 and 2015, excluded $124 million and $162 million, respectively, of write-offs in the PCI portfolio. These write-offs decreased the allowance for loan losses for PCI loans. For further information on PCI write-offs, see summary of changes in the allowances on page 58.

(d)
Excludes the impact of PCI loans. For the three months ended September 30, 2016 and 2015, the net charge-off rates including the impact of PCI loans were as follows: (1) home equity of 0.31% and 0.52%, respectively; (2) residential mortgage and other of 0.02% and (0.11%), respectively; (3) Mortgage Banking of 0.08% and 0.08%, respectively; and (4) total CCB of 0.92% and 0.91%, respectively. For the nine months ended September 30, 2016 and 2015, the net charge-off rates including the impact of PCI loans were as follows: (1) home equity of 0.33% and 0.49%, respectively; (2) residential mortgage and other of 0.01% and (0.01%), respectively; (3) Mortgage Banking of 0.09% and 0.15%, respectively; and (4) total CCB of 0.93% and 1.00%, respectively.

(e)
Average credit card loans included loans held-for-sale of $87 million and $1.3 billion for the three months ended September 30, 2016 and 2015, respectively, and $80 million and $1.9 billion for the nine months ended September 30, 2016 and 2015, respectively. These amounts are excluded when calculating the net charge-off rate.

(f)
At September 30, 2016 and 2015, excluded mortgage loans insured by U.S. government agencies of $7.0 billion and $8.5 billion, respectively, that are 30 or more days past due. These amounts have been excluded based upon the government guarantee.

(g)	Excludes PCI loans. The 30+ day delinquency rate for PCI loans was 10.01% and 11.29% at September 30, 2016 and 2015, respectively.

(h)	Period-end credit card loans included loans held-for-sale of $89 million and $1.3 billion at September 30, 2016 and 2015, respectively. These amounts are excluded when calculating delinquency rates.

(i)
Excluded student loans insured by U.S. government agencies under FFELP of $461 million and $507 million at September 30, 2016 and 2015, respectively, that are 30 or more days past due. These amounts have been excluded based upon the government guarantee.

Selected metrics
	As of or for the three months ended September 30,					As of or for the nine months ended September 30,
(in billions, except ratios and where otherwise noted)	2016		2015		Change	2016		2015		Change
Business Metrics
CCB households (in millions)	59.7		57.5		4%	59.7		57.5		4%
Number of branches	5,310		5,471		(3)	5,310		5,471		(3)
Active digital customers (in thousands)(a)	43,657		38,511		13	43,657		38,511		13
Active mobile customers (in thousands)(b)	26,047		22,232		17	26,047		22,232		17

Consumer & Business Banking
Average deposits	$576.6		$519.4		11	$564.2		$510.0		11
Deposit margin	1.79%		1.86%			1.82%		1.92%
Business banking origination volume	$1.8		$1.7		5	$5.7		$5.2		10
Client investment assets	231.6		213.3		9	231.6		213.3		9

Mortgage Banking
Mortgage origination volume by channel
Retail	$11.7		$9.5		23	$31.6		$27.4		15
Correspondent	15.4		20.4		(25)	42.9		56.5		(24)
Total mortgage origination volume(c)	$27.1		$29.9		(9)	$74.5		$83.9		(11)

Total loans serviced (period-end)	$863.3		$929.0		(7)	$863.3		$929.0		(7)
Third-party mortgage loans serviced (period-end)	609.2		702.6		(13)	609.2		702.6		(13)
MSR carrying value (period-end)	4.9		6.7		(27)	4.9		6.7		(27)
Ratio of MSR carrying value (period-end) to third-party mortgage loans serviced (period-end)	0.80%		0.95%			0.80%		0.95%

MSR revenue multiple(d)	2.29	x	2.79	x		2.29	x	2.71	x

Credit Card, excluding Commercial Card
Sales volume	$139.2		$126.6		10	$396.9		$365.1		9
New accounts opened (in millions)	2.7		2.0		35	7.7		6.2		24

Card Services
Net revenue rate	11.04%		12.22%			11.70%		12.25%

Commerce Solutions
Merchant processing volume	$267.2		$235.8		13	$778.5		$691.1		13

Auto
Loan and lease origination volume	$9.3		$8.1		15	$27.4		$23.2		18
Average Auto operating lease assets	11.4		8.1		41%	10.5		7.5		40%

(a)	Users of all web and/or mobile platforms who have logged in within the past 90 days.

(b)	Users of all mobile platforms who have logged in within the past 90 days.

(c)
Firmwide mortgage origination volume was $30.9 billion and $32.2 billion for the three months ended September 30, 2016 and 2015, respectively, and $83.9 billion and $90.5 billion for the nine months ended September 30, 2016 and 2015, respectively.

(d)
Represents the ratio of MSR carrying value (period-end) to third-party mortgage loans serviced (period-end) divided by the ratio of annualized loan servicing-related revenue to third-party mortgage loans serviced (average).

Mortgage servicing-related matters
The Firm entered into various Consent Orders and settlements with federal and state governmental agencies and private parties related to mortgage servicing, origination, and residential MBS activities. The majority of these Consent Orders and settlements have been resolved and/or terminated; however, among those obligations, the mortgage servicing-related Consent Order entered into with the Federal Reserve on April 13, 2011, as amended on February 28, 2013 remains outstanding. The Audit Committee of the Board of Directors provides governance and oversight of the Federal Reserve Consent Order.
The Federal Reserve Consent Order and certain other obligations under mortgage-related settlements are the subject of ongoing reporting to various regulators and independent overseers. The Firm’s compliance with certain of these settlements is detailed in periodic reports published by the independent overseers. The Firm is committed to fulfilling its commitments with appropriate diligence.

CORPORATE & INVESTMENT BANK
For a discussion of the business profile of CIB, see pages 94–98 of JPMorgan Chase’s 2015 Annual Report and Line of Business Metrics on page 177.

Selected income statement data
	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2016	2015	Change	2016	2015	Change
Revenue
Investment banking fees	$1,855	$1,612	15%	$4,812	$5,198	(7)%
Principal transactions	3,282	2,370	38	8,717	8,509	2
Lending- and deposit-related fees	402	389	3	1,181	1,186	—
Asset management, administration and commissions	968	1,083	(11)	3,062	3,418	(10)
All other income	183	294	(38)	927	744	25
Noninterest revenue	6,690	5,748	16	18,699	19,055	(2)
Net interest income	2,765	2,420	14	8,056	7,418	9
Total net revenue(a)	9,455	8,168	16	26,755	26,473	1

Provision for credit losses	67	232	(71)	761	251	203

Noninterest expense
Compensation expense	2,513	2,434	3	7,850	8,113	(3)
Noncompensation expense	2,421	3,697	(35)	6,970	8,812	(21)
Total noninterest expense	4,934	6,131	(20)	14,820	16,925	(12)
Income before income tax expense	4,454	1,805	147	11,174	9,297	20
Income tax expense	1,542	341	352	3,790	2,955	28
Net income	$2,912	$1,464	99%	$7,384	$6,342	16%
Financial ratios
Return on common equity	17%	8%		14%	13%
Overhead ratio	52	75		55	64
Compensation expense as a percentage of total net revenue	27	30		29	31

(a)
Included tax-equivalent adjustments, predominantly due to income tax credits related to alternative energy investments; income tax credits and amortization of the cost of investments in affordable housing projects; as well as tax-exempt income from municipal bonds of $483 million and $417 million for the three months ended September 30, 2016 and 2015, respectively and $1.5 billion and $1.2 billion for the nine months ended September 30, 2016 and 2015, respectively.

Selected income statement data
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2016	2015	Change	2016	2015	Change
Revenue by business
Investment Banking	$1,740	$1,530	14%	$4,463	$4,906	(9)%
Treasury Services	917	899	2	2,693	2,730	(1)
Lending	283	334	(15)	862	1,071	(20)
Total Banking	2,940	2,763	6	8,018	8,707	(8)
Fixed Income Markets	4,334	2,933	48	11,890	10,018	19
Equity Markets	1,414	1,403	1	4,590	4,630	(1)
Securities Services	916	915	—	2,704	2,844	(5)
Credit Adjustments & Other(a)	(149)	154	NM	(447)	274	NM
Total Markets & Investor Services	6,515	5,405	21	18,737	17,766	5
Total net revenue	$9,455	$8,168	16%	$26,755	$26,473	1%

(a)
Effective January 1, 2016, consists primarily of credit valuation adjustments (“CVA”) managed by the Credit Portfolio Group, funding valuation adjustments (“FVA”) and DVA on derivatives. Results are primarily reported in Principal transactions. Prior periods also include DVA on fair value option elected liabilities. Results are presented net of associated hedging activities and net of CVA and FVA amounts allocated to Fixed Income Markets and Equity Markets. Effective January 1, 2016, changes in DVA on fair value option elected liabilities is recognized in OCI. For additional information, see Accounting and Reporting Developments on pages 82–83, and Notes 3, 4 and 19.

Quarterly results
Net income was $2.9 billion, up 99%, reflecting higher net revenue and lower noninterest expense.
Banking revenue was $2.9 billion, up 6%. Investment banking revenue was $1.7 billion, up 14%, with strong performance across products. The Firm maintained its #1 ranking for Global Investment Banking fees, according to Dealogic. Debt underwriting fees were up 12%, the highest third quarter on record with strong industry-wide bond issuance. Equity underwriting fees were up 38%, primarily driven by growth in industry-wide issuance, with a stable market backdrop and strong investor demand. Advisory fees were up 8%, driven by a greater share of fees for completed transactions. Treasury Services revenue was $917 million, up 2%. Lending revenue was $283 million, down 15%, reflecting fair value losses on hedges of accrual loans as well as lower losses on securities received from restructuring.
Markets & Investor Services revenue was $6.5 billion, up 21%, driven by higher Markets revenue, up 33%. Clients were active and risk management conditions were favorable. Fixed Income Markets revenue was up 48% reflecting broad based strength across products. Rates performance was particularly strong, with good client activity, as markets remained active throughout the quarter, post the Brexit vote and in anticipation of central bank actions as well as money market reform. Credit and Securitized Products revenue was also higher, driven by improving market sentiment across primary and secondary markets which produced robust issuance volumes and strong client trading activity. Equity Markets revenue was up 1%, compared to a strong prior-year quarter, reflecting continued strength in Asia and strength in North America derivatives, offset by weakness in cash equities volumes. Securities Services revenue remained flat from the prior year. Credit Adjustments & Other was a loss of $149 million, primarily driven by derivative valuation adjustments, compared with a $154 million gain in the prior-year quarter, which included funding spread gains on fair value option elected liabilities.
The provision for credit losses was $67 million, down $165 million from the prior-year. The current quarter reflected a lower reserve build in the Oil & Gas portfolio.
Noninterest expense was $4.9 billion, down 20%, driven by lower legal expense.

Year-to-date results
Net income was $7.4 billion, up 16%, reflecting lower noninterest expense, partially offset by higher provision for credit losses.
Banking revenue was $8.0 billion, down 8%. Investment banking revenue was $4.5 billion, down 9%, driven by lower equity and debt underwriting fees, partially offset by higher advisory fees. The Firm maintained its #1 ranking for Global Investment Banking fees, according to Dealogic. Equity underwriting fees were down 23%, driven by declines in industry-wide fee levels. Debt underwriting fees were down 8%, primarily driven by declines in industry-wide fee levels and fewer large acquisition financing deals. Advisory fees were up 5%, driven by a greater share of fees for completed transactions. Treasury Services revenue was $2.7 billion, down 1%. Lending revenue was $862 million, down 20%, reflecting fair value losses on hedges of accrual loans as well as gains on securities received from restructuring, compared to losses in the prior year.
Markets & Investor Services revenue was $18.7 billion, up 5%. Fixed Income Markets revenue of $11.9 billion was up 19%, driven by higher revenue in Rates, Credit and Securitized Products. Rates performance was strong, with elevated market activity driven by central bank actions as well as high issuance-based flows. Credit and Securitized Products revenue improved as client risk appetite recovered driving higher primary and secondary market activity. Equity Markets revenue of $4.6 billion was down 1%, compared to a strong prior-year. Securities Services revenue was $2.7 billion, down 5%, largely driven by lower fees and commissions. Credit Adjustments and Other was a loss of $447 million driven by derivative valuation adjustments and wider credit spreads, compared with a $274 million gain in the prior-year, which included funding spread gains on fair value option elected liabilities.
The provision for credit losses was $761 million, compared with $251 million in the prior year, primarily reflecting increases in the allowance for credit losses in the Oil & Gas portfolio and, to a lesser extent, the Metals & Mining portfolio.
Noninterest expense was $14.8 billion, down 12%, largely driven by lower legal expense.

Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except headcount)	2016	2015	Change	2016	2015	Change
Selected balance sheet data (period-end)
Assets	$825,933	$801,133	3%	$825,933	$801,133	3%
Loans:
Loans retained(a)	117,133	101,420	15	117,133	101,420	15
Loans held-for-sale and loans at fair value	4,184	3,369	24	4,184	3,369	24
Total loans	121,317	104,789	16	121,317	104,789	16
Core loans	120,885	104,270	16	120,885	104,270	16
Common equity	64,000	62,000	3	64,000	62,000	3
Selected balance sheet data (average)
Assets	$811,217	$789,975	3	$808,228	$833,233	(3)
Trading assets-debt and equity instruments	306,431	288,828	6	299,350	306,072	(2)
Trading assets-derivative receivables	63,829	63,561	—	62,619	69,904	(10)
Loans:
Loans retained(a)	110,941	97,518	14	110,442	97,108	14
Loans held-for-sale and loans at fair value	3,864	3,827	1	3,414	4,463	(24)
Total loans	114,805	101,345	13	113,856	101,571	12
Core loans	114,380	100,809	13	113,410	100,730	13
Common equity	64,000	62,000	3	64,000	62,000	3
Headcount	49,176	49,384	—	49,176	49,384	—

(a)	Loans retained includes credit portfolio loans, loans held by consolidated Firm-administered multi-seller conduits, trade finance loans, other held-for-investment loans and overdrafts.

Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except ratios)	2016	2015	Change	2016	2015	Change
Credit data and quality statistics
Net charge-offs/(recoveries)	$3	$2	50%	$139	$(24)	NM
Nonperforming assets:
Nonaccrual loans:
Nonaccrual loans retained(a)	614	464	32%	614	464	32
Nonaccrual loans held-for-sale and loans at fair value	26	12	117	26	12	117
Total nonaccrual loans	640	476	34	640	476	34
Derivative receivables	232	235	(1)	232	235	(1)
Assets acquired in loan satisfactions	75	56	34	75	56	34
Total nonperforming assets	947	767	23	947	767	23
Allowance for credit losses:
Allowance for loan losses	1,611	1,205	34	1,611	1,205	34
Allowance for lending-related commitments	837	547	53	837	547	53
Total allowance for credit losses	2,448	1,752	40%	2,448	1,752	40%
Net charge-off/(recovery) rate	0.01%	0.01%		0.17%	(0.03)%
Allowance for loan losses to period-end loans retained	1.38	1.19		1.38	1.19
Allowance for loan losses to period-end loans retained, excluding trade finance and conduits(b)	2.02	1.85		2.02	1.85
Allowance for loan losses to nonaccrual loans retained(a)	262	260		262	260
Nonaccrual loans to total period-end loans	0.53%	0.45%		0.53%	0.45%

(a)	Allowance for loan losses of $202 million and $160 million were held against these nonaccrual loans at September 30, 2016 and 2015, respectively.

(b)
Management uses allowance for loan losses to period-end loans retained, excluding trade finance and conduits, a non-GAAP financial measure, to provide a more meaningful assessment of CIB’s allowance coverage ratio.

Business metrics
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2016	2015	Change	2016	2015	Change
Advisory	$542	$503	8%	$1,593	$1,511	5%
Equity underwriting	370	269	38	860	1,120	(23)
Debt underwriting	943	840	12	2,359	2,567	(8)
Total investment banking fees	$1,855	$1,612	15%	$4,812	$5,198	(7)%

League table results – wallet share
	Nine months ended September 30, 2016		Full-year 2015
	Share	Rank	Share	Rank
Based on fees(a)
Debt, equity and equity-related
Global	7.4%	# 1	7.7%	# 1
U.S.	12.1	1	11.7	1
Long-term debt(b)
Global	7.0	1	8.3	1
U.S.	11.0	2	12.0	1
Equity and equity-related
Global(c)	8.0	1	7.0	1
U.S.	14.1	1	11.3	1
M&A(d)
Global	9.4	2	8.4	2
U.S.	11.3	2	9.9	2
Loan syndications
Global	7.7	2	7.5	1
U.S.	9.3	2	10.8	2
Global investment banking fees(e)	8.1%	# 1	7.9%	# 1

(a)	Source: Dealogic. Reflects the ranking of revenue wallet and market share.

(b)
Long-term debt rankings include investment-grade, high-yield, supranationals, sovereigns, agencies, covered bonds, asset-backed securities (“ABS”) and MBS; and exclude money market, short-term debt, and U.S. municipal securities.

(c)	Global equity and equity-related ranking includes rights offerings and Chinese A-Shares.

(d)	Global M&A reflects the removal of any withdrawn transactions. U.S. M&A revenue wallet represents wallet from client parents based in the U.S.

(e)	Global investment banking fees exclude money market, short-term debt and shelf deals.

Business metrics
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2016	2015	Change	2016	2015	Change
Total Markets(a)
Principal transactions	$3,465	$2,255	54%	$9,350	$8,328	12%
Lending- and deposit-related fees	55	49	12	165	149	11
Asset management, administration and commissions	442	536	(18)	1,459	1,602	(9)
All other income	161	203	(21)	803	550	46
Noninterest revenue	4,123	3,043	35	11,777	10,629	11
Net interest income	1,625	1,293	26	4,703	4,019	17
Total net revenue	$5,748	$4,336	33%	$16,480	$14,648	13%

(a)	Represents both Fixed Income Markets and Equity Markets revenue.

	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except where otherwise noted)	2016	2015	Change	2016	2015	Change
Assets under custody (“AUC”) by asset class (period-end) (in billions):
Fixed Income	$12,857	$12,190	5%	$12,857	$12,190	5%
Equity	6,440	5,848	10	6,440	5,848	10
Other(a)	1,927	1,653	17	1,927	1,653	17
Total AUC	$21,224	$19,691	8	$21,224	$19,691	8
Client deposits and other third party liabilities (average)(b)	$381,542	$372,070	3	$371,417	$405,576	(8)
Trade finance loans (period-end)	16,957	21,138	(20)%	16,957	21,138	(20)%

(a)	Consists of mutual funds, unit investment trusts, currencies, annuities, insurance contracts, options and other contracts.

(b)	Client deposits and other third party liabilities pertain to the Treasury Services and Securities Services businesses.

International metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except where otherwise noted)	2016	2015	Change	2016	2015	Change
Total net revenue(a)
Europe/Middle East/Africa	$2,798	$2,508	12%	$8,078	$8,689	(7)%
Asia/Pacific	1,281	1,224	5	3,793	3,845	(1)
Latin America/Caribbean	307	300	2	1,031	851	21
Total international net revenue	4,386	4,032	9	12,902	13,385	(4)
North America	5,069	4,136	23	13,853	13,088	6
Total net revenue	$9,455	$8,168	16	$26,755	$26,473	1

Loans retained (period-end)(a)
Europe/Middle East/Africa	$32,016	$25,793	24	$32,016	$25,793	24
Asia/Pacific	15,262	17,453	(13)	15,262	17,453	(13)
Latin America/Caribbean	8,896	8,418	6	8,896	8,418	6
Total international loans	56,174	51,664	9	56,174	51,664	9
North America	60,959	49,756	23	60,959	49,756	23
Total loans retained	$117,133	$101,420	15	$117,133	$101,420	15

Client deposits and other third-party liabilities (average)(a)(b)
Europe/Middle East/Africa	$138,628	$130,247	6	$135,201	$146,155	(7)
Asia/Pacific	70,301	66,101	6	67,158	67,259	—
Latin America/Caribbean	22,802	21,462	6	22,555	22,800	(1)
Total international	$231,731	$217,810	6	$224,914	$236,214	(5)
North America	149,811	154,260	(3)	146,503	169,362	(13)
Total client deposits and other third-party liabilities	$381,542	$372,070	3	$371,417	$405,576	(8)

AUC (period-end) (in billions)(a)
North America	$12,685	$11,944	6	$12,685	$11,944	6
All other regions	8,539	7,747	10	8,539	7,747	10
Total AUC	$21,224	$19,691	8%	$21,224	$19,691	8%

(a)
Total net revenue is based predominantly on the domicile of the client or location of the trading desk, as applicable. Loans outstanding (excluding loans held-for-sale and loans at fair value), client deposits and other third-party liabilities, and AUC are based predominantly on the domicile of the client.

(b)	Client deposits and other third party liabilities pertain to the Treasury Services and Securities Services businesses.

COMMERCIAL BANKING
For a discussion of the business profile of CB, see pages 99–101 of JPMorgan Chase’s 2015 Annual Report and Line of Business Metrics on page 178.

Selected income statement data
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2016	2015	Change	2016	2015	Change
Revenue
Lending- and deposit-related fees	$228	$229	—%	$687	$708	(3)%
Asset management, administration and commissions	14	22	(36)	54	68	(21)
All other income(a)	336	271	24	979	991	(1)
Noninterest revenue	578	522	11	1,720	1,767	(3)
Net interest income	1,292	1,122	15	3,770	3,358	12
Total net revenue(b)	1,870	1,644	14	5,490	5,125	7

Provision for credit losses	(121)	82	NM	158	325	(51)

Noninterest expense
Compensation expense	343	311	10	999	928	8
Noncompensation expense	403	408	(1)	1,191	1,203	(1)
Total noninterest expense	746	719	4	2,190	2,131	3

Income before income tax expense	1,245	843	48	3,142	2,669	18
Income tax expense	467	325	44	1,172	1,028	14
Net income	$778	$518	50%	$1,970	$1,641	20%

(a)	Includes revenue from investment banking products and commercial card transactions.

(b)
Total net revenue included tax-equivalent adjustments from income tax credits related to equity investments in designated community development entities that provide loans to qualified businesses in low-income communities, as well as tax-exempt income related to municipal financing activity of $127 million and $116 million for the three months ended September 30, 2016 and 2015, respectively and $371 million and $344 million for the nine months ended September 30, 2016 and 2015, respectively.

Quarterly results
Net income was $778 million, an increase of 50%, driven by higher net revenue and a lower provision for credit losses, partially offset by higher noninterest expense.
Net revenue was $1.9 billion, an increase of 14%. Net interest income was $1.3 billion, up 15%, driven by higher average loan balances and deposit spreads. Noninterest revenue was $578 million, up 11%, driven by higher investment banking revenue.
Noninterest expense was $746 million, up 4%, driven by investments in technology and increased hiring of bankers and business-related support staff.
The provision for credit losses was a benefit of $121 million largely driven by the Oil & Gas portfolio largely due to loan sales; the prior year provision for credit losses was $82 million reflecting a modest increase in the allowance for loan losses for Oil & Gas exposure.

Year-to-date results
Net income was $2.0 billion, an increase of 20%, driven by higher net revenue and a lower provision for credit losses, partially offset by higher noninterest expense.
Net revenue was $5.5 billion, up 7%. Net interest income was $3.8 billion, up 12%, driven by higher average loan balances and deposit spreads. Noninterest revenue was $1.7 billion, down 3%, driven by lower lending- and deposit-related fees.
Noninterest expense was $2.2 billion, up 3%, driven by investments in technology and increased hiring of bankers and business-related support staff.
The provision for credit losses was $158 million, reflecting downgrades in the Oil & Gas and Natural Gas Pipeline portfolios; the prior year provision for credit losses was $325 million reflecting an increase in the allowance for loan losses for Oil & Gas exposure and other select downgrades.

Selected income statement data (continued)
	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2016	2015	Change	2016	2015	Change
Revenue by product
Lending	$956	$850	12%	$2,801	$2,542	10%
Treasury services	693	633	9	2,067	1,926	7
Investment banking(a)	203	130	56	565	574	(2)
Other	18	31	(42)	57	83	(31)
Total Commercial Banking net revenue	$1,870	$1,644	14	$5,490	$5,125	7

Investment banking revenue, gross(b)	$600	$382	57	$1,678	$1,724	(3)

Revenue by client segment(c)
Middle Market Banking	$716	$668	7	$2,121	$2,012	5
Corporate Client Banking	612	484	26	1,758	1,664	6
Commercial Term Lending	350	318	10	1,053	944	12
Real Estate Banking	117	92	27	328	262	25
Other	75	82	(9)	230	243	(5)
Total Commercial Banking net revenue	$1,870	$1,644	14%	$5,490	$5,125	7%

Financial ratios
Return on common equity	18%	14%		15%	15%
Overhead ratio	40	44		40	42

(a)	Includes total Firm revenue from investment banking products sold to CB clients, net of revenue sharing with the CIB.

(b)	Represents total Firm revenue from investment banking products sold to CB clients.

(c)
Certain clients were transferred from Middle Market Banking to Corporate Client Banking and from Real Estate Banking to Corporate Client Banking effective in the second and third quarter of 2016, respectively. Prior period client segment amounts were revised to conform with the current period presentation.

Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except headcount)	2016	2015	Change	2016	2015	Change
Selected balance sheet data (period-end)
Total assets	$212,189	$201,157	5%	$212,189	$201,157	5%
Loans:
Loans retained	185,609	162,269	14	185,609	162,269	14
Loans held-for-sale and loans at fair value	191	213	(10)	191	213	(10)
Total loans	$185,800	$162,482	14	$185,800	$162,482	14
Core loans	185,354	161,662	15	185,354	161,662	15
Common equity	16,000	14,000	14	16,000	14,000	14

Period-end loans by client segment(a)
Middle Market Banking	$53,584	$51,067	5	$53,584	$51,067	5
Corporate Client Banking	43,514	35,163	24	43,514	35,163	24
Commercial Term Lending	69,133	60,684	14	69,133	60,684	14
Real Estate Banking	13,905	10,457	33	13,905	10,457	33
Other	5,664	5,111	11	5,664	5,111	11
Total Commercial Banking loans	$185,800	$162,482	14	$185,800	$162,482	14

Selected balance sheet data (average)
Total assets	$208,765	$197,274	6	$205,748	$197,319	4
Loans:
Loans retained	180,962	158,845	14	175,695	154,595	14
Loans held-for-sale and loans at fair value	517	359	44	516	595	(13)
Total loans	$181,479	$159,204	14	$176,211	$155,190	14
Core loans	181,016	158,364	14	175,651	154,240	14

Average loans by client segment(a)
Middle Market Banking	$52,648	$50,436	4	$51,718	$50,136	3
Corporate Client Banking	42,139	34,314	23	40,870	33,454	22
Commercial Term Lending	67,696	59,323	14	65,486	56,980	15
Real Estate Banking	13,382	10,074	33	12,597	9,640	31
Other	5,614	5,057	11	5,540	4,980	11
Total Commercial Banking loans	$181,479	$159,204	14	$176,211	$155,190	14

Client deposits and other third-party liabilities	173,696	180,892	(4)	172,502	195,874	(12)
Common equity	16,000	14,000	14	16,000	14,000	14

Headcount	8,333	7,735	8%	8,333	7,735	8%

(a)
Certain clients were transferred from Middle Market Banking to Corporate Client Banking and from Real Estate Banking to Corporate Client Banking effective in the second and third quarter of 2016, respectively. Prior period client segment amounts were revised to conform with the current period presentation.

Selected metrics (continued)	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except ratios)	2016	2015	Change	2016	2015	Change
Credit data and quality statistics
Net charge-offs/(recoveries)	$44	$(2)	NM	$110	$5	NM
Nonperforming assets
Nonaccrual loans:
Nonaccrual loans retained(a)	1,212	423	187	1,212	423	187
Nonaccrual loans held-for-sale and loans at fair value	—	16	(100)	—	16	(100)
Total nonaccrual loans	1,212	439	176	1,212	439	176
Assets acquired in loan satisfactions	1	4	(75)	1	4	(75)
Total nonperforming assets	1,213	443	174	1,213	443	174
Allowance for credit losses:
Allowance for loan losses	2,858	2,782	3	2,858	2,782	3
Allowance for lending-related commitments	244	170	44	244	170	44
Total allowance for credit losses	3,102	2,952	5%	3,102	2,952	5%
Net charge-off/(recovery) rate(b)	0.10%	—		0.08%	—
Allowance for loan losses to period-end loans retained	1.54	1.71		1.54	1.71
Allowance for loan losses to nonaccrual loans retained(a)	236	658		236	658
Nonaccrual loans to period-end total loans	0.65	0.27		0.65	0.27

(a)	Allowance for loan losses of $221 million and $80 million was held against nonaccrual loans retained at September 30, 2016 and 2015, respectively.

(b)	Loans held-for-sale and loans at fair value were excluded when calculating the net charge-off/(recovery) rate.

ASSET MANAGEMENT
For a discussion of the business profile of AM, see pages 102–104 of JPMorgan Chase’s 2015 Annual Report and Line of Business Metrics on pages 178–179.

Selected income statement data
(in millions, except ratios)	Three months ended September 30,			Nine months ended September 30,
	2016	2015	Change	2016	2015	Change
Revenue
Asset management, administration and commissions	$2,087	$2,237	(7)%	$6,205	$6,847	(9)%
All other income	190	24	NM	509	342	49
Noninterest revenue	2,277	2,261	1	6,714	7,189	(7)
Net interest income	770	633	22	2,244	1,885	19
Total net revenue	3,047	2,894	5	8,958	9,074	(1)

Provision for credit losses	32	(17)	NM	37	(13)	NM

Noninterest expense
Compensation expense	1,279	1,218	5	3,769	3,806	(1)
Noncompensation expense	851	891	(4)	2,534	2,884	(12)
Total noninterest expense	2,130	2,109	1	6,303	6,690	(6)

Income before income tax expense	885	802	10	2,618	2,397	9
Income tax expense	328	327	—	953	969	(2)
Net income	$557	$475	17	$1,665	$1,428	17

Revenue by line of business
Global Investment Management	$1,497	$1,483	1	$4,420	$4,686	(6)
Global Wealth Management	1,550	1,411	10	4,538	4,388	3
Total net revenue	$3,047	$2,894	5%	$8,958	$9,074	(1)%

Financial ratios
Return on common equity	24%	20%		24%	20%
Overhead ratio	70	73		70	74
Pre-tax margin ratio:
Global Investment Management	31	31		31	29
Global Wealth Management	27	24		27	24
Asset Management	29	28		29	26

Quarterly results
Net income was $557 million, an increase of 17%, reflecting higher net revenue.
Net revenue was $3.0 billion, an increase of 5%, driven by higher net interest income due to higher deposit and loan spreads, and loan growth.
Noninterest expense was $2.1 billion, an increase of 1%, driven by higher performance-based compensation.

Year-to-date results
Net income was $1.7 billion, an increase of 17%, reflecting lower noninterest expense, partially offset by lower net revenue.
Net revenue was $9.0 billion, a decrease of 1%. Net interest income was $2.2 billion, up 19%, driven by higher deposit and loan spreads, and loan growth. Noninterest revenue was $6.7 billion, down 7%, driven by weaker markets, lower performance fees and lower brokerage activity.
Noninterest expense was $6.3 billion, a decrease of 6%, due to lower legal expense as well as a reduction of expense related to the disposal of assets.

Selected metrics	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except ranking data, headcount and ratios)	2016	2015	Change	2016	2015	Change
% of JPM mutual fund assets rated as 4- or 5-star(a)	56%	57%		56%	57%
% of JPM mutual fund assets ranked in 1st or 2nd quartile:(b)
1 year	47	79		47	79
3 years	75	82		75	82
5 years	80	81		80	81

Selected balance sheet data (period-end)
Total assets	$137,295	$131,412	4%	$137,295	$131,412	4%
Loans(c)	116,043	110,314	5	116,043	110,314	5
Core loans	116,043	110,314	5	116,043	110,314	5
Deposits	157,274	140,121	12	157,274	140,121	12
Common equity	9,000	9,000	—	9,000	9,000	—

Selected balance sheet data (average)
Total assets	$134,920	$131,100	3	$132,090	$129,326	2
Loans	114,201	108,741	5	112,142	106,446	5
Core loans	114,201	108,741	5	112,142	106,446	5
Deposits	153,121	141,896	8	151,656	150,840	1
Common equity	9,000	9,000	—	9,000	9,000	—

Headcount	21,142	20,651	2	21,142	20,651	2

Number of client advisors	2,560	2,796	(8)	2,560	2,796	(8)

Credit data and quality statistics
Net charge-offs	$5	$2	150	$16	$4	300
Nonaccrual loans	372	229	62	372	229	62
Allowance for credit losses:
Allowance for loan losses	285	258	10	285	258	10
Allowance for lending-related commitments	5	4	25	5	4	25
Total allowance for credit losses	290	262	11%	290	262	11%
Net charge-off rate	0.02%	0.01%		0.02%	0.01%
Allowance for loan losses to period-end loans	0.25	0.23		0.25	0.23
Allowance for loan losses to nonaccrual loans	77	113		77	113
Nonaccrual loans to period-end loans	0.32	0.21		0.32	0.21

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

(c)	Included $30.7 billion and $25.4 billion of prime mortgage loans reported in the Consumer, excluding credit card, loan portfolio at September 30, 2016 and 2015, respectively.

Client assets
Client assets of $2.4 trillion and assets under management of $1.8 trillion were up 5% and 4%, respectively, due to the effect of higher market levels and inflows into long-term products, partially offset by asset sales.

Client assets	September 30,
(in billions)	2016	2015	Change
Assets by asset class
Liquidity	$447	$463	(3)%
Fixed income	393	351	12
Equity	357	336	6
Multi-asset and alternatives	575	561	2
Total assets under management	1,772	1,711	4
Custody/brokerage/administration/deposits	675	612	10
Total client assets	$2,447	$2,323	5

Memo:
Alternatives client assets(a)	$157	$172	(9)

Assets by client segment
Private Banking	$433	$438	(1)
Institutional	862	816	6
Retail	477	457	4
Total assets under management	$1,772	$1,711	4

Private Banking	$1,089	$1,037	5
Institutional	879	823	7
Retail	479	463	3
Total client assets	$2,447	$2,323	5%

(a)	Represents assets under management, as well as client balances in brokerage accounts.

Client assets (continued)	Three months ended September 30,		Nine months ended September 30,
(in billions)	2016	2015	2016	2015
Assets under management rollforward
Beginning balance	$1,693	$1,781	$1,723	$1,744
Net asset flows:
Liquidity	22	(5)	(1)	—
Fixed income	5	(5)	26	—
Equity	(7)	(5)	(17)	(2)
Multi-asset and alternatives	21	6	25	27
Market/performance/other impacts	38	(61)	16	(58)
Ending balance, September 30	$1,772	$1,711	$1,772	$1,711

Client assets rollforward
Beginning balance	$2,344	$2,423	$2,350	$2,387
Net asset flows	47	(7)	42	26
Market/performance/other impacts	56	(93)	55	(90)
Ending balance, September 30	$2,447	$2,323	$2,447	$2,323

International metrics	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in billions, except where otherwise noted)	2016	2015	Change	2016	2015	Change
Total net revenue (in millions)(a)
Europe/Middle East/Africa	$475	$473	—	$1,369	$1,468	(7)%
Asia/Pacific	280	267	5	802	855	(6)
Latin America/Caribbean	181	182	(1)	539	590	(9)
Total international net revenue	936	922	2	2,710	2,913	(7)
North America	2,111	1,972	7	6,248	6,161	1
Total net revenue	$3,047	$2,894	5	$8,958	$9,074	(1)

Assets under management
Europe/Middle East/Africa	$314	$292	8	$314	$292	8
Asia/Pacific	131	119	10	131	119	10
Latin America/Caribbean	45	44	2	45	44	2
Total international assets under management	490	455	8	490	455	8
North America	1,282	1,256	2	1,282	1,256	2
Total assets under management	$1,772	$1,711	4	$1,772	$1,711	4

Client assets
Europe/Middle East/Africa	$364	$341	7	$364	$341	7
Asia/Pacific	186	168	11	186	168	11
Latin America/Caribbean	116	108	7	116	108	7
Total international client assets	666	617	8	666	617	8
North America	1,781	1,706	4	1,781	1,706	4
Total client assets	$2,447	$2,323	5%	$2,447	$2,323	5%

(a)	Regional revenue is based on the domicile of the client.

CORPORATE
For a discussion of Corporate, see pages 105–106 of JPMorgan Chase’s 2015 Annual Report.

Selected income statement data
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except headcount)	2016	2015	Change	2016	2015	Change
Revenue
Principal transactions	$57	$(70)	NM	$183	$97	89%
Securities gains	64	25	156	135	118	14
All other income/(loss)	76	118	(36)	319	(2)	NM
Noninterest revenue	197	73	170	637	213	199
Net interest income	(385)	(123)	(213)	(927)	(597)	(55)
Total net revenue(a)	(188)	(50)	(276)	(290)	(384)	24

Provision for credit losses	(1)	(4)	75	(4)	(8)	50

Noninterest expense(b)	143	172	(17)	23	368	(94)
Income/(loss) before income tax expense/(benefit)	(330)	(218)	(51)	(309)	(744)	58
Income tax expense/(benefit)	(165)	(1,935)	91	54	(2,959)	NM
Net income/(loss)	$(165)	$1,717	NM	$(363)	$2,215	NM
Total net revenue
Treasury and CIO	(211)	(89)	(137)	(531)	(630)	16
Other Corporate	23	39	(41)	241	246	(2)
Total net revenue	$(188)	$(50)	(276)	$(290)	$(384)	24
Net income/(loss)
Treasury and CIO	(208)	(40)	(420)	(518)	(373)	(39)
Other Corporate	43	1,757	(98)	155	2,588	(94)
Total net income/(loss)	$(165)	$1,717	NM	$(363)	$2,215	NM
Selected balance sheet data (period-end)
Total assets	$824,336	$798,680	3	$824,336	$798,680	3
Loans	1,738	2,332	(25)	1,738	2,332	(25)
Core loans(c)	1,735	2,327	(25)	1,735	2,327	(25)
Headcount	31,572	29,307	8	31,572	29,307	8

(a)
Included tax-equivalent adjustments, predominantly due to tax-exempt income from municipal bond investments of $218 million and $215 million for the three months ended September 30, 2016 and 2015, respectively, and $663 million and $620 million for the nine months ended September 30, 2016 and 2015, respectively.

(b)
Included legal expense/(benefit) of $(85) million and $102 million for the three months ended September 30, 2016 and 2015, respectively, and $(550) million and $425 million for the nine months ended September 30, 2016 and 2015, respectively.

(c)
Average core loans were $1.8 billion and $2.4 billion for the three months ended September 30, 2016 and 2015, respectively, and $1.9 billion and $2.6 billion for the nine months ended September 30, 2016 and 2015, respectively.

Quarterly results
Net loss was $165 million, compared with net income of $1.7 billion in the prior year, which was primarily driven by tax benefits of $1.9 billion related to the resolution of tax audits in the prior-year quarter. Net revenue was a loss of $188 million, compared to a loss of $50 million in the prior year. Noninterest expense was $143 million, down $29 million.

Year-to-date results
Net loss was $363 million, compared with net income of $2.2 billion in the prior year, which was primarily driven by tax benefits of $2.4 billion related to the resolution of tax audits in the prior year. Net revenue was a loss of $290 million, compared to a loss of $384 million in the prior year, which included a $173 million pre-tax loss in Treasury & Chief Investment Office ("CIO"), primarily related to the accelerated amortization of cash flow hedges associated with the exit of certain non-operational deposits. Noninterest expense was $23 million, a decrease of $345 million, due to a net legal benefit in the current year partially offset by higher compensation expense.

Treasury and CIO overview
For a discussion of Treasury and CIO, see page 106 of the Firm’s 2015 Annual Report.
At September 30, 2016, the average credit rating of the Treasury and CIO investment securities comprising the portfolio in the table below was AA+ (based upon external ratings where available and, where not available, based primarily upon internal ratings that correspond to ratings as defined by S&P and Moody’s). During the second quarter of 2016, the Firm transferred commercial MBS and obligations of U.S. states and municipalities with a fair value of $7.5 billion from available-for-sale (“AFS”) to held-to-maturity

(“HTM”). These securities were transferred at fair value. The transfers reflect the Firm’s intent to hold the securities to maturity in order to reduce the impact of price volatility on AOCI.
See Note 11 for further information on the Firm’s investment securities portfolio.
For further information on liquidity and funding risk, see Liquidity Risk Management on pages 74–78. For information on interest rate, foreign exchange and other risks, see Market Risk Management on pages 60–65.

Selected income statement and balance sheet data
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions)	2016	2015	Change	2016	2015	Change
Securities gains	$64	$25	156%	$135	$118	14%
Investment securities portfolio (average)(a)	271,816	306,370	(11)	278,051	320,905	(13)
Investment securities portfolio (period-end)(b)	269,207	303,057	(11)	269,207	303,057	(11)
Mortgage loans (average)	1,722	2,400	(28)	1,861	2,595	(28)
Mortgage loans (period-end)	1,661	2,293	(28)	1,661	2,293	(28)

(a)
Average investment securities included HTM balances of $52.8 billion and $50.7 billion for the three months ended September 30, 2016 and 2015, respectively, and $51.5 billion and $50.2 billion for the nine months ended September 30, 2016 and 2015, respectively.

(b)	Period-end investment securities included HTM balances of $52.0 billion and $50.2 billion at September 30, 2016 and 2015, respectively.

Private equity portfolio information(a)
(in millions)	September 30, 2016	December 31, 2015	Change
Carrying value	$1,893	$2,103	(10)%
Cost	2,951	3,798	(22)

(a)	For more information on the Firm’s methodologies regarding the valuation of the private equity portfolio, see Note 3 of JPMorgan Chase’s 2015 Annual Report.

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
Firmwide Risk Management is overseen and managed on an enterprise-wide basis. The Firm’s approach to risk management covers a broad spectrum of risk areas, such as credit, market, liquidity, model, structural interest rate, principal, country, operational, compliance, legal, capital, and reputation risk, with controls and governance established for each area, as appropriate.
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
Effective September 2016, the Firm has aligned the Compliance and Risk Management functions. As a result of this realignment, the Firm’s Chief Compliance Officer now reports to the Firm’s CRO. Together, Compliance and Risk provide the second line of defense for the Firm. For further information on Risk Governance and Compliance Risk Management, refer to pages 108 and 147, respectively, of JPMorgan Chase’s 2015 Annual Report.

The following provides an index of key risk management disclosures. For further information on these disclosures, refer to the page references noted below in both this Form 10-Q and JPMorgan Chase’s 2015 Annual Report.

Risk disclosure	Form 10-Q page reference	Annual Report page reference
Enterprise-Wide Risk Management	41–78	107–164
Risk governance		108–111
Credit Risk Management	43–59	112–132
Credit Portfolio		114
Consumer Credit Portfolio	44–49	115–121
Wholesale Credit Portfolio	50–56	122–129
Allowance For Credit Losses	57–59	130–132
Market Risk Management	60–65	133–139
Risk identification and classification		133
Value-at-risk ("VaR")	61–63	135–137
Economic-value stress testing		137–138
Earnings-at-risk	64	138–139
Other sensitivity-based measures	65
Country Risk Management	66	140–141
Model Risk Management		142
Principal Risk Management		143
Operational Risk Management		144–146
Operational Risk Measurement		145
Cybersecurity		145
Business and technology resiliency		145–146
Legal Risk Management		146
Compliance Risk Management		147
Reputation Risk Management		148
Capital Management	67–73	149–158
Liquidity Risk Management	74–78	159–164
HQLA	74	160
Funding	75–77	160–163
Credit ratings	77–78	164

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
For further information regarding the credit risk inherent in the Firm’s cash placed with banks, see Wholesale credit exposure – industry exposures on pages 52–54; for information regarding the credit risk inherent in the Firm’s investment securities portfolio, see Note 11 of this Form 10-Q, and Note 12 of JPMorgan Chase’s 2015 Annual Report; and for information regarding the credit risk inherent in the securities financing portfolio, see Note 12 of this Form 10-Q, and Note 13 of JPMorgan Chase’s 2015 Annual Report.

Total credit portfolio
	Credit exposure		Nonperforming(b)(c)
(in millions)	Sep 30, 2016	Dec 31, 2015	Sep 30, 2016	Dec 31, 2015
Loans retained	$883,193	$832,792	$7,059	$6,303
Loans held-for-sale	2,950	1,646	72	101
Loans at fair value	1,911	2,861	7	25
Total loans – reported	888,054	837,299	7,138	6,429
Derivative receivables	65,579	59,677	232	204
Receivables from customers and other	19,163	13,497	—	—
Total credit-related assets	972,796	910,473	7,370	6,633
Assets acquired in loan satisfactions
Real estate owned	NA	NA	354	347
Other	NA	NA	55	54
Total assets acquired in loan satisfactions	NA	NA	409	401
Total assets	972,796	910,473	7,779	7,034
Lending-related commitments	978,611	940,395	503	193
Total credit portfolio	$1,951,407	$1,850,868	$8,282	$7,227
Credit derivatives used in credit portfolio management activities(a)	$(23,430)	$(20,681)	$—	$(9)
Liquid securities and other cash collateral held against derivatives	(21,212)	(16,580)	NA	NA

(in millions, except ratios)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net charge-offs	$1,121	$963	$3,412	$3,022
Average retained loans
Loans – reported	869,676	787,678	853,973	767,952
Loans – reported, excluding residential real estate PCI loans	831,956	744,692	814,923	723,475
Net charge-off rates
Loans – reported	0.51%	0.49%	0.53%	0.53%
Loans – reported, excluding PCI	0.54	0.51	0.56	0.56

(a)
Represents the net notional amount of protection purchased and sold through credit derivatives used to manage both performing and nonperforming wholesale credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. For additional information, see Credit derivatives on page 56 and Note 5.

(b)	Excludes PCI loans. The Firm is recognizing interest income on each pool of PCI loans as they are all performing.

(c)
At September 30, 2016, and December 31, 2015, nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $5.0 billion and $6.3 billion, respectively, that are 90 or more days past due; (2) student loans insured by U.S. government agencies under the FFELP of $259 million and $290 million, respectively, that are 90 or more days past due; and (3) real estate owned (“REO”) insured by U.S. government agencies of $163 million and $343 million, respectively. These amounts have been excluded based upon the government guarantee. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”).

CONSUMER CREDIT PORTFOLIO
The Firm’s consumer portfolio consists primarily of residential real estate loans, credit card loans, auto loans, business banking loans and student loans, and associated lending-related commitments. The Firm’s focus is on serving primarily the prime segment of the consumer credit market.

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

Consumer credit portfolio							Three months ended September 30,				Nine months ended September 30,
(in millions, except ratios)	Credit exposure				Nonaccrual loans(h)(i)		Net charge-offs/(recoveries)(j)		Average annual net charge-off/(recovery) rate(j)(k)		Net charge-offs/(recoveries)(j)		Average annual net charge-off/(recovery) rate(j)(k)
	Sep 30, 2016		Dec 31, 2015		Sep 30, 2016	Dec 31, 2015	2016	2015	2016	2015	2016	2015	2016	2015
Consumer, excluding credit card
Loans, excluding PCI loans and loans held-for-sale
Home equity	$40,740		$45,559		$1,904	$2,191	$45	$83	0.43%	0.69%	$140	$245	0.43%	0.66%
Residential mortgage	189,558		166,239		2,295	2,503	7	(44)	0.01	(0.12)	10	(17)	0.01	(0.02)
Auto(a)	64,512		60,255		212	116	79	57	0.49	0.40	192	140	0.41	0.34
Business banking(b)	22,292		21,208		286	263	71	50	1.28	0.96	180	177	1.11	1.16
Student and other	9,251		10,096		211	242	34	56	1.44	2.12	101	147	1.40	1.84
Total loans, excluding PCI loans and loans held-for-sale	326,353		303,357		4,908	5,315	236	202	0.29	0.29	623	692	0.26	0.35
Loans – PCI
Home equity	13,448		14,989		NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
Prime mortgage	7,919		8,893		NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
Subprime mortgage	3,021		3,263		NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
Option ARMs(c)	12,657		13,853		NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
Total loans – PCI	37,045		40,998		NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
Total loans – retained	363,398		344,355		4,908	5,315	236	202	0.26	0.25	623	692	0.23	0.30
Loans held-for-sale	398	(g)	466	(g)	53	98	—	—	—	—	—	—	—	—
Total consumer, excluding credit card loans	363,796		344,821		4,961	5,413	236	202	0.26	0.25	623	692	0.23	0.30
Lending-related commitments(d)	59,990		58,478
Receivables from customers(e)	125		125
Total consumer exposure, excluding credit card	423,911		403,424
Credit card
Loans retained(f)	133,346		131,387		—	—	838	759	2.51	2.41	2,528	2,348	2.61	2.54
Loans held-for-sale	89		76		—	—	—	—	—	—	—	—	—	—
Total credit card loans	133,435		131,463		—	—	838	759	2.51	2.41	2,528	2,348	2.61	2.54
Lending-related commitments(d)	549,634		515,518
Total credit card exposure	683,069		646,981
Total consumer credit portfolio	$1,106,980		$1,050,405		$4,961	$5,413	$1,074	$961	0.86%	0.85%	$3,151	$3,040	0.87%	0.93%
Memo: Total consumer credit portfolio, excluding PCI	$1,069,935		$1,009,407		$4,961	$5,413	$1,074	$961	0.93%	0.94%	$3,151	$3,040	0.94%	1.04%

(a)	At September 30, 2016, and December 31, 2015, excluded operating lease assets of $12.1 billion and $9.2 billion, respectively.

(b)	Predominantly includes Business Banking loans as well as deposit overdrafts.

(c)
At September 30, 2016, and December 31, 2015, approximately 66% and 64% of the PCI option adjustable rate mortgage (“ARMs”) portfolio has been modified into fixed-rate, fully amortizing loans, respectively.

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

(h)
At September 30, 2016, and December 31, 2015, nonaccrual loans excluded loans 90 or more days past due as follows: (1) mortgage loans insured by U.S. government agencies of $5.0 billion and $6.3 billion, respectively; and (2) student loans insured by U.S. government agencies under the FFELP of $259 million and $290 million, respectively. These amounts have been excluded from nonaccrual loans based upon the government guarantee. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance issued by the FFIEC.

(i)	Excludes PCI loans. The Firm is recognizing interest income on each pool of PCI loans as they are all performing.

(j)
Net charge-offs and the net charge-off rates excluded write-offs in the PCI portfolio of $36 million and $52 million for the three months ended September 30, 2016 and 2015 respectively, and $124 million and $162 million for the nine months ended September 30, 2016 and 2015, respectively. These write-offs decreased the allowance for loan losses for PCI loans. See Allowance for Credit Losses on pages 57–59 for further details.

(k)
Average consumer loans held-for-sale were $337 million and $2.1 billion for the three months ended September 30, 2016 and 2015, respectively, and $372 million and $2.4 billion for the nine months ended September 30, 2016 and 2015, respectively. These amounts were excluded when calculating net charge-off rates.

Consumer, excluding credit card
Portfolio analysis
Consumer loan balances increased during the nine months ended September 30, 2016, predominantly due to originations of high-quality prime mortgage and auto loans that have been retained on the balance sheet, partially offset by paydowns and the charge-off or liquidation of delinquent loans. The credit environment remained favorable as the economy strengthened and home prices increased.
PCI loans are excluded from the following discussions of individual loan products and are addressed separately below. For further information about the Firm’s consumer portfolio, including information about delinquencies, loan modifications and other credit quality indicators, see
Note 13.
Home equity: The home equity portfolio declined from the 2015 year-end primarily reflecting loan paydowns and charge-offs. Both early-stage and late-stage delinquencies showed improvement from December 31, 2015. Nonaccrual loans decreased from December 31, 2015 primarily as a result of loss mitigation activities. Net charge-offs for the three and nine months ended September 30, 2016, declined when compared with the same periods of the prior year as a result of improvement in home prices and delinquencies.
At September 30, 2016, approximately 90% of the Firm’s home equity portfolio consists of home equity lines of credit (“HELOCs”) and the remainder consists of home equity loans (“HELOANs”). For further information on the Firm’s home equity portfolio, see Note 13 of this Form 10-Q and Consumer Credit Portfolio on pages 115–121 of JPMorgan Chase’s 2015 Annual Report.
The unpaid principal balance of HELOCs outstanding was $37 billion at September 30, 2016. Of such amounts, approximately:

•	$14 billion have recast from interest-only to fully amortizing payments or have been modified,

•	$16 billion are scheduled to recast from interest-only to fully amortizing payments in future periods, and

•	$7 billion are interest-only balloon HELOCs, which primarily mature after 2030.

The following chart illustrates the payment recast composition of the approximately $23 billion of HELOCs scheduled to recast in the future, based upon their current contractual terms.
HELOCs scheduled to recast
(at September 30, 2016)
The Firm has considered this payment recast risk in its allowance for loan losses based upon the estimated amount of payment shock (i.e., the excess of the fully-amortizing payment over the interest-only payment in effect prior to recast) expected to occur at the payment recast date, along with the corresponding estimated probability of default ("PD") and loss severity assumptions. As part of its allowance estimate, the Firm also expects, based on observed activity in recent years, that approximately 30% of the unpaid principal balance of HELOCs scheduled to recast will voluntarily pre-pay prior to or after the recast. The HELOCs that have previously recast to fully amortizing payments generally have higher delinquency rates than the HELOCs within the revolving period, primarily as a result of the payment shock at the time of recast. Certain other factors, such as future developments in both unemployment rates and home prices, could also have a significant impact on the performance of these loans.
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

Junior lien loans where the borrower has a senior lien loan that is either delinquent or has been modified are considered high-risk seconds. Such loans are considered to pose a higher risk of default than junior lien loans for which the senior lien is neither delinquent nor modified. At September 30, 2016, the Firm estimated that the unpaid principal balance of its home equity portfolio contained approximately $1.2 billion of current junior lien loans that were considered high risk seconds, compared with $1.4 billion at December 31, 2015. The Firm estimates the balance of its total exposure to high-risk seconds on a quarterly basis using internal data and loan level credit bureau data (which typically provides the delinquency status of the senior lien). The Firm considers the increased PD associated with these high-risk seconds in estimating the allowance for loan losses and classifies those loans that are subordinated to a first lien loan that is more than 90 days delinquent as nonaccrual loans. The estimated balance of these high-risk seconds may vary from quarter to quarter for reasons such as the movement of related senior liens into and out of the 30+ day delinquency bucket. The Firm continues to monitor the risks associated with these loans. For further information, see Note 13.
Residential mortgage: The residential mortgage portfolio predominantly consists of high-quality prime mortgage loans, with a small component (approximately 2%) of the residential mortgage portfolio in subprime mortgage loans. These subprime mortgage loans continue to run-off and are performing in line with expectations. The residential mortgage portfolio, including loans held-for-sale, increased from December 31, 2015 due to retained originations of primarily high-quality fixed rate prime mortgage loans partially offset by paydowns and the charge-off or liquidation of delinquent loans. Both early-stage and late-stage delinquencies showed improvement from December 31, 2015. Nonaccrual loans decreased from December 31, 2015 primarily as a result of loss mitigation activities. Net charge-offs for the three and nine months ended September 30, 2016 remain low, reflecting continued improvement in home prices and delinquencies.
At September 30, 2016, and December 31, 2015, the Firm’s residential mortgage portfolio, including loans held-for-sale, included $9.9 billion and $11.1 billion, respectively, of mortgage loans insured and/or guaranteed by U.S. government agencies, of which $7.0 billion and $8.4 billion, respectively, were 30 days or more past due (of these past due loans, $5.0 billion and $6.3 billion, respectively, were 90 days or more past due). The Firm monitors its exposure to any potential unrecoverable claim payments related to government insured loans and considers this exposure in estimating the allowance for loan losses. The financial impact related to exposure for future claims of government guaranteed loans is not expected to be significant.

At September 30, 2016, and December 31, 2015, the Firm’s residential mortgage portfolio included $18.3 billion and $17.8 billion, respectively, of interest-only loans. These loans have an interest-only payment period generally followed by an adjustable-rate or fixed-rate fully amortizing payment period to maturity and are typically originated as higher-balance loans to higher-income borrowers. To date, losses on this portfolio generally have been consistent with the broader residential mortgage portfolio and the Firm’s expectations. The Firm continues to monitor the risks associated with these loans.
Auto: Auto loans increased compared with December 31, 2015 due to growth in new originations. Nonaccrual loans increased compared with December 31, 2015. Net charge-offs for the three and nine months ended September 30, 2016 increased compared with the same periods of the prior year as a result of higher retail auto loan balances and a moderate increase in loss severity. The auto loan portfolio predominantly consists of prime-quality credits.
Business banking: Business banking loans increased compared with December 31, 2015 due to growth in loan originations. Nonaccrual loans increased compared with December 31, 2015. Net charge-offs for the three and nine months ended September 30, 2016 increased from prior year.
Student and other: Student and other loans decreased from December 31, 2015, due primarily to the run-off of the student loan portfolio as the Firm ceased originations of student loans during the fourth quarter of 2013. Nonaccrual loans declined from December 31, 2015 and net charge-offs for the three and nine months ended September 30, 2016 declined from prior year as a result of the run-off of the student loan portfolio.
Purchased credit-impaired loans: PCI loans decreased as the portfolio continues to run off. As of September 30, 2016, approximately 12% of the option ARM PCI loans were delinquent and approximately 66% of the portfolio has been modified into fixed-rate, fully amortizing loans. Substantially all of the remaining loans are making amortizing payments, although such payments are not necessarily fully amortizing. This latter group of loans is subject to the risk of payment shock due to future payment recast. Default rates generally increase on option ARM loans when payment recast results in a payment increase. The expected increase in default rates is considered in the Firm’s quarterly impairment assessment.

The following table provides a summary of lifetime principal loss estimates included in either the nonaccretable difference or the allowance for loan losses.

Summary of PCI loans lifetime principal loss estimates
	Lifetime loss estimates(a)		LTD liquidation losses(b)
(in billions)	Sep 30, 2016	Dec 31, 2015	Sep 30, 2016	Dec 31, 2015
Home equity	$14.7	$14.5	$12.8	$12.7
Prime mortgage	4.0	4.0	3.7	3.7
Subprime mortgage	3.2	3.3	3.0	3.0
Option ARMs	10.0	10.0	9.7	9.5
Total	$31.9	$31.8	$29.2	$28.9

(a)
Includes the original nonaccretable difference established in purchase accounting of $30.5 billion for principal losses plus additional principal losses recognized subsequent to acquisition through the provision and allowance for loan losses. The remaining nonaccretable difference for principal losses was $1.2 billion and $1.5 billion at September 30, 2016, and December 31, 2015, respectively.

(b)	Life-to-date (“LTD”) liquidation losses represent both realization of loss upon loan resolution and any principal forgiven upon modification.
Current estimated LTVs of residential real estate loans
The current estimated average loan-to-value (“LTV”) ratio for residential real estate loans retained, excluding mortgage loans insured by U.S. government agencies and PCI loans, was 58% at September 30, 2016, compared with 59% at December 31, 2015. The current estimated average LTV ratio for residential real estate PCI loans, based on the unpaid principal balances, was 65% at September 30, 2016, compared with 69% at December 31, 2015.
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

Certain loans that were modified under HAMP and the Firm’s proprietary modification programs have interest rate reset provisions (“step-rate modifications”). Interest rates on these loans generally began to increase commencing in 2014 by 1% per year, and will continue to do so, until the rate reaches a specified cap, typically at a prevailing market interest rate for a fixed-rate loan as of the modification date. At September 30, 2016, the carrying value of non-PCI loans and the unpaid principal balance of PCI loans modified in step-rate modifications were $3 billion and $9 billion, respectively. The Firm continues to monitor this risk exposure and the impact of these potential interest rate increases is considered in the Firm’s allowance for loan losses.
The following table presents information as of September 30, 2016, and December 31, 2015, relating to modified retained residential real estate loans for which concessions have been granted to borrowers experiencing financial difficulty. For further information on modifications for the three and nine months ended September 30, 2016 and 2015, see Note 13.

Modified residential real estate loans
	September 30, 2016		December 31, 2015
(in millions)	Retained loans	Non-accrual retained loans(d)	Retained loans	Non-accrual retained loans(d)
Modified residential real estate loans, excluding PCI loans(a)(b)
Home equity	$2,253	$1,088	$2,358	$1,220
Residential mortgage	6,214	1,799	6,690	1,957
Total modified residential real estate loans, excluding PCI loans	$8,467	$2,887	$9,048	$3,177
Modified PCI loans(c)
Home equity	$2,458	NA	$2,526	NA
Prime mortgage	5,209	NA	5,686	NA
Subprime mortgage	3,022	NA	3,242	NA
Option ARMs	9,593	NA	10,427	NA
Total modified PCI loans	$20,282	NA	$21,881	NA

(a)	Amounts represent the carrying value of modified residential real estate loans.

(b)
At September 30, 2016, and December 31, 2015, $3.6 billion and $3.8 billion, respectively, of loans modified subsequent to repurchase from Ginnie Mae in accordance with the standards of the appropriate government agency (i.e., Federal Housing Administration ("FHA"), U.S. Department of Veterans Affairs ("VA"), Rural Housing Service of the U.S. Department of Agriculture ("RHS")) are not included in the table above. When such loans perform subsequent to modification in accordance with Ginnie Mae guidelines, they are generally sold back into Ginnie Mae loan pools. Modified loans that do not re-perform become subject to foreclosure. For additional information about sales of loans in securitization transactions with Ginnie Mae, see Note 15.

(c)	Amounts represent the unpaid principal balance of modified PCI loans.

(d)
As of September 30, 2016, and December 31, 2015, nonaccrual loans included $2.3 billion and $2.5 billion, respectively, of troubled debt restructurings (“TDRs”) for which the borrowers were less than 90 days past due. For additional information about loans modified in a TDR that are on nonaccrual status, see Note 13.

Nonperforming assets
The following table presents information as of September 30, 2016, and December 31, 2015, about consumer, excluding credit card, nonperforming assets.

Nonperforming assets(a)
(in millions)	September 30, 2016	December 31, 2015
Nonaccrual loans(b)
Residential real estate	$4,252	$4,792
Other consumer	709	621
Total nonaccrual loans	4,961	5,413
Assets acquired in loan satisfactions
Real estate owned	279	277
Other	53	48
Total assets acquired in loan satisfactions	332	325
Total nonperforming assets	$5,293	$5,738

(a)
At September 30, 2016, and December 31, 2015, nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $5.0 billion and $6.3 billion, respectively, that are 90 or more days past due; (2) student loans insured by U.S. government agencies under the FFELP of $259 million and $290 million, respectively, that are 90 or more days past due; and (3) REO insured by U.S. government agencies of $163 million and $343 million, respectively. These amounts have been excluded based upon the government guarantee.

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

Nonaccrual loans in the residential real estate portfolio decreased to $4.3 billion at September 30, 2016 from $4.8 billion at December 31, 2015, of which 29% and 31% were greater than 150 days past due, respectively. In the aggregate, the unpaid principal balance of residential real estate loans greater than 150 days past due was charged down by approximately 43% and 44% to the estimated net realizable value of the collateral at September 30, 2016, and December 31, 2015, respectively.
Active and suspended foreclosure: For information on loans that were in the process of active or suspended foreclosure, see Note 13.

Nonaccrual loans: The following table presents changes in consumer, excluding credit card, nonaccrual loans for the nine months ended September 30, 2016 and 2015.

Nonaccrual loans
Nine months ended September 30,
(in millions)	2016	2015
Beginning balance	$5,413	$6,509
Additions	2,804	2,714
Reductions:
Principal payments and other(a)	1,078	1,331
Charge-offs	572	614
Returned to performing status	1,215	1,323
Foreclosures and other liquidations	391	425
Total reductions	3,256	3,693
Net additions/(reductions)	(452)	(979)
Ending balance	$4,961	$5,530

(a)	Other reductions includes loan sales.

Credit card
Total credit card loans increased from December 31, 2015 due to strong new account growth and higher sales volume. The September 30, 2016 30+ day delinquency rate increased to 1.53% from 1.43% at December 31, 2015, but remains near record lows. For the three months ended September 30, 2016 and 2015, the net charge-off rates were 2.51% and 2.41%, respectively. For the nine months ended September 30, 2016 and 2015, the net charge-off rates were 2.61% and 2.54%, respectively. The credit card portfolio continues to reflect a largely well-seasoned, rewards-based portfolio that has good U.S. geographic diversification. New originations continue to grow as a percentage of the total portfolio, in line with the Firm’s credit parameters; these originations are anticipated to generate loss rates higher than the more seasoned portion of the portfolio, given the higher mix of near-prime accounts being originated. These near-prime accounts have net revenue rates and returns on equity that are higher than the portfolio average. For information on the geographic and FICO composition of the Firm’s credit card loans, see Note 13.
Modifications of credit card loans
At September 30, 2016, and December 31, 2015, the Firm had $1.3 billion and $1.5 billion, respectively, of credit card loans outstanding that have been modified in TDRs. These balances included both credit card loans with modified payment terms and credit card loans that reverted back to their pre-modification payment terms because the cardholder did not comply with the modified payment terms. The decrease in modified credit card loans outstanding from December 31, 2015, was attributable to a reduction in new modifications as well as ongoing payments and charge-offs on previously modified credit card loans.
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
The wholesale credit portfolio, excluding the Oil & Gas, Natural Gas Pipelines and Metals & Mining portfolios, continued to be generally stable for the nine months ended September 30, 2016, characterized by low levels of criticized exposure, nonaccrual loans and charge-offs. See industry discussion on pages 52–54 for further information. Growth in loans retained was driven by increased client activity, notably in Commercial Term Lending and Real Estate Banking within commercial real estate, as well as across multiple commercial and industrial industries. Discipline in underwriting across all areas of lending continues to remain a key point of focus. The wholesale portfolio is actively managed, in part by conducting ongoing, in-depth reviews of client credit quality and transaction structure, inclusive of collateral where applicable; and of industry, product and client concentrations.

Wholesale credit portfolio
	Credit exposure		Nonperforming(c)
(in millions)	Sep 30, 2016	Dec 31, 2015	Sep 30, 2016	Dec 31, 2015
Loans retained	$386,449	$357,050	$2,151	$988
Loans held-for-sale	2,463	1,104	19	3
Loans at fair value	1,911	2,861	7	25
Loans – reported	390,823	361,015	2,177	1,016
Derivative receivables	65,579	59,677	232	204
Receivables from customers and other(a)	19,038	13,372	—	—
Total wholesale credit-related assets	475,440	434,064	2,409	1,220
Lending-related commitments	368,987	366,399	503	193
Total wholesale credit exposure	$844,427	$800,463	$2,912	$1,413
Credit derivatives used in credit portfolio management activities(b)	$(23,430)	$(20,681)	$—	$(9)
Liquid securities and other cash collateral held against derivatives	(21,212)	(16,580)	NA	NA

(a)
Receivables from customers and other include $19.0 billion and $13.3 billion of margin loans at September 30, 2016, and December 31, 2015, respectively, to prime brokerage customers; these are classified in accrued interest and accounts receivable on the Consolidated balance sheets.

(b)
Represents the net notional amount of protection purchased and sold through credit derivatives used to manage both performing and nonperforming wholesale credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. For additional information, see Credit derivatives on page 56, and Note 5.

(c)	Excludes assets acquired in loan satisfactions.

The following tables present the maturity and ratings profiles of the wholesale credit portfolio as of September 30, 2016, and December 31, 2015. The ratings scale is based on the Firm’s internal risk ratings, which generally correspond to the ratings as defined by S&P and Moody’s. For additional information on wholesale loan portfolio risk ratings, see Note 14 of JPMorgan Chase’s 2015 Annual Report.

Wholesale credit exposure – maturity and ratings profile
	Maturity profile(e)				Ratings profile
September 30, 2016	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
(in millions, except ratios)					AAA/Aaa to BBB-/Baa3	BB+/Ba1 & below
Loans retained	$122,318	$163,472	$100,659	$386,449	$290,785	$95,664	$386,449	75%
Derivative receivables				65,579			65,579
Less: Liquid securities and other cash collateral held against derivatives				(21,212)			(21,212)
Total derivative receivables, net of all collateral	11,097	10,154	23,116	44,367	35,771	8,596	44,367	81
Lending-related commitments	86,554	274,770	7,663	368,987	270,272	98,715	368,987	73
Subtotal	219,969	448,396	131,438	799,803	596,828	202,975	799,803	75
Loans held-for-sale and loans at fair value(a)				4,374			4,374
Receivables from customers and other				19,038			19,038
Total exposure – net of liquid securities and other cash collateral held against derivatives				$823,215			$823,215
Credit derivatives used in credit portfolio management activities by reference entity ratings profile(b)(c)(d)	$(1,332)	$(13,471)	$(8,627)	$(23,430)	$(19,727)	$(3,703)	$(23,430)	84%

	Maturity profile(e)				Ratings profile
December 31, 2015	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
(in millions, except ratios)					AAA/Aaa to BBB-/Baa3	BB+/Ba1 & below
Loans retained	$110,348	$155,902	$90,800	$357,050	$267,736	$89,314	$357,050	75%
Derivative receivables				59,677			59,677
Less: Liquid securities and other cash collateral held against derivatives				(16,580)			(16,580)
Total derivative receivables, net of all collateral	11,399	12,836	18,862	43,097	34,773	8,324	43,097	81
Lending-related commitments	105,514	251,042	9,843	366,399	267,922	98,477	366,399	73
Subtotal	227,261	419,780	119,505	766,546	570,431	196,115	766,546	74
Loans held-for-sale and loans at fair value(a)				3,965			3,965
Receivables from customers and other				13,372			13,372
Total exposure – net of liquid securities and other cash collateral held against derivatives				$783,883			$783,883
Credit derivatives used in credit portfolio management activities by reference entity ratings profile(b)(c)(d)	$(808)	$(14,427)	$(5,446)	$(20,681)	$(17,754)	$(2,927)	$(20,681)	86%

(a)	Represents loans held-for-sale, primarily related to syndicated loans and loans transferred from the retained portfolio, and loans at fair value.

(b)	These derivatives do not qualify for hedge accounting under U.S. GAAP.

(c)	The notional amounts are presented on a net basis by underlying reference entity and the ratings profile shown is based on the ratings of the reference entity on which protection has been purchased.

(d)
Predominantly all of the credit derivatives entered into by the Firm where it has purchased protection, including credit derivatives used in credit portfolio management activities, are executed with investment-grade counterparties.

(e)
The maturity profile of retained loans, lending-related commitments and derivative receivables is based on the remaining contractual maturity. Derivative contracts that are in a receivable position at September 30, 2016, may become payable prior to maturity based on their cash flow profile or changes in market conditions.

Wholesale credit exposure – industry exposures
The Firm focuses on the management and diversification of its industry exposures, paying particular attention to industries with actual or potential credit concerns. Exposures deemed criticized align with the U.S. banking regulators’ definition of criticized exposures, which consist of the special mention, substandard and doubtful categories. The total criticized component of the portfolio, excluding loans held-for-sale and loans at fair value, was $20.3 billion at September 30, 2016, compared with $14.6 billion at December 31, 2015, driven by downgrades within the Oil & Gas, Natural Gas Pipelines and Metals & Mining portfolios.

Below are summaries of the Firm’s exposures as of September 30, 2016, and December 31, 2015. For additional information on industry concentrations, see Note 5 of JPMorgan Chase’s 2015 Annual Report.

Wholesale credit exposure – industries(a)						Selected metrics
						30 days or more past due and accruing loans	Net charge-offs/ (recoveries)	Credit derivative hedges(f)	Liquid securities and other cash collateral held against derivative receivables
			Noninvestment-grade
As of or for the Nine months ended	Credit exposure(e)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
September 30, 2016
(in millions)
Real Estate	$128,316	$100,634	$26,563	$913	$206	$24	$(1)	$(54)	$(107)
Consumer & Retail	88,643	56,841	29,937	1,686	179	25	23	(582)	(61)
Technology, Media & Telecommunications	59,617	33,623	24,441	1,536	17	44	2	(901)	(67)
Healthcare	56,803	48,165	8,002	582	54	22	32	(246)	(303)
Industrials	56,059	35,340	19,545	1,081	93	135	3	(473)	(18)
Banks & Finance Cos	41,911	33,600	7,979	313	19	25	(1)	(1,356)	(5,007)
Oil & Gas	38,955	17,891	11,206	8,363	1,495	48	149	(1,460)	(24)
Utilities	30,764	25,280	4,819	534	131	2	—	(273)	(145)
State & Municipal Govt(b)	28,320	27,616	658	6	40	2	(1)	(130)	(135)
Asset Managers	28,302	24,324	3,978	—	—	24	—	—	(5,133)
Central Govt	23,754	23,351	358	45	—	3	—	(11,842)	(4,518)
Transportation	19,380	12,379	6,584	383	34	8	10	(94)	(205)
Chemicals & Plastics	17,508	12,095	5,226	157	30	5	—	(35)	(3)
Automotive	15,047	9,336	5,515	195	1	7	—	(464)	(6)
Metals & Mining	13,565	5,256	6,870	1,295	144	2	22	(639)	(5)
Insurance	11,085	9,463	1,504	—	118	28	—	(297)	(1,639)
Financial Markets Infrastructure	10,309	8,812	1,497	—	—	—	—	—	(1,646)
Securities Firms	4,762	1,420	3,342	—	—	—	—	(230)	(520)
All other(c)	147,915	130,683	16,625	282	325	1,007	23	(4,354)	(1,670)
Subtotal	$821,015	$616,109	$184,649	$17,371	$2,886	$1,411	$261	$(23,430)	$(21,212)
Loans held-for-sale and loans at fair value	4,374
Receivables from customers and interests in purchased receivables	19,038
Total(d)	$844,427

						Selected metrics
						30 days or more past due and accruing loans	Net charge-offs/ (recoveries)	Credit derivative hedges(f)	Liquid securities and other cash collateral held against derivative receivables
			Noninvestment-grade
As of or for the year ended	Credit exposure(e)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
December 31, 2015
(in millions)
Real Estate	$116,857	$88,076	$27,087	$1,463	$231	$208	$(14)	$(54)	$(47)
Consumer & Retail	85,460	53,647	29,659	1,947	207	18	13	(288)	(94)
Technology, Media & Telecommunications	57,382	29,205	26,925	1,208	44	5	(1)	(806)	(21)
Healthcare	46,053	37,858	7,755	394	46	129	(7)	(24)	(245)
Industrials	54,386	36,519	16,663	1,164	40	59	8	(386)	(39)
Banks & Finance Cos	43,398	35,071	7,654	610	63	17	(5)	(974)	(5,509)
Oil & Gas	42,077	24,379	13,158	4,263	277	22	13	(530)	(37)
Utilities	30,853	24,983	5,655	168	47	3	—	(190)	(289)
State & Municipal Govt(b)	29,114	28,307	745	7	55	55	(8)	(146)	(81)
Asset Managers	23,815	20,214	3,570	31	—	18	—	(6)	(4,453)
Central Govt	17,968	17,871	97	—	—	7	—	(9,359)	(2,393)
Transportation	19,227	13,258	5,801	167	1	15	3	(51)	(243)
Chemicals & Plastics	15,232	10,910	4,017	274	31	9	—	(17)	—
Automotive	13,864	9,182	4,580	101	1	4	(2)	(487)	(1)
Metals & Mining	14,049	6,522	6,434	1,008	85	1	—	(449)	(4)
Insurance	11,889	9,812	1,958	26	93	23	—	(157)	(1,410)
Financial Markets Infrastructure	7,973	7,304	669	—	—	—	—	—	(167)
Securities Firms	4,412	1,505	2,907	—	—	3	—	(102)	(256)
All other(c)	149,117	130,488	18,095	370	164	1,015	10	(6,655)	(1,291)
Subtotal	$783,126	$585,111	$183,429	$13,201	$1,385	$1,611	$10	$(20,681)	$(16,580)
Loans held-for-sale and loans at fair value	3,965
Receivables from customers and interests in purchased receivables	13,372
Total(d)	$800,463

(a)
The industry rankings presented in the table as of December 31, 2015, are based on the industry rankings of the corresponding exposures at September 30, 2016, not actual rankings of such exposures at December 31, 2015.

(b)
In addition to the credit risk exposure to states and municipal governments (both U.S. and non-U.S.) at September 30, 2016, and December 31, 2015, noted above, the Firm held: $8.3 billion and $7.6 billion, respectively, of trading securities; $31.4 billion and $33.6 billion, respectively, of AFS securities; and $14.5 billion and $12.8 billion, respectively, of HTM securities, issued by U.S. state and municipal governments. For further information, see Note 3 and Note 11.

(c)
All other includes: individuals; SPEs; holding companies; and private education and civic organizations, representing approximately 55%, 37%, 4% and 4%, respectively, at September 30, 2016, and 54%, 37%, 5% and 4%, respectively, at December 31, 2015.

(d)
Excludes cash placed with banks of $409.5 billion and $351.0 billion, at September 30, 2016, and December 31, 2015, respectively, which is predominantly placed with various central banks, primarily Federal Reserve Banks.

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
Oil & Gas and Natural Gas Pipelines

The following table presents Oil & Gas and Natural Gas Pipeline exposures as of September 30, 2016, and December 31, 2015.

	September 30, 2016
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment-grade	% Drawn
Exploration & Production (“E&P”) and Oilfield Services(a)	$20,527	$618	$21,145	25%	39%
Other Oil & Gas(b)	17,190	620	17,810	70	34
Total Oil & Gas	37,717	1,238	38,955	46	36
Natural Gas Pipelines(c)	4,567	178	4,745	67	34
Total Oil & Gas and Natural Gas Pipelines	$42,284	$1,416	$43,700	48	36

	December 31, 2015
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment- grade	% Drawn
E&P and Oilfield Services(a)	$23,055	$400	$23,455	44%	36%
Other Oil & Gas(b)	17,120	1,502	18,622	76	27
Total Oil & Gas	40,175	1,902	42,077	58	32
Natural Gas Pipelines(c)	4,093	158	4,251	64	21
Total Oil & Gas and Natural Gas Pipelines	$44,268	$2,060	$46,328	59	31

(a)	Noninvestment-grade exposure to E&P and Oilfield Services is largely secured.

(b)	Other Oil & Gas includes Integrated Oil & Gas companies, Midstream/Oil Pipeline companies and refineries.

(c)	Natural Gas Pipelines is reported within the Utilities industry.
Exposure to the Oil & Gas and Natural Gas Pipelines portfolios was approximately 5.2% of the Firm’s total wholesale exposure as of September 30, 2016 and 5.8% as of December 31, 2015. Exposure to these industries decreased by $2.6 billion during the nine months ended September 30, 2016 to $43.7 billion; of the $43.7 billion, approximately $15.8 billion was drawn. As of September 30, 2016, approximately $21.1 billion of the exposure was investment grade, of which $5.9 billion was drawn, and approximately $22.6 billion of the exposure was noninvestment-grade, of which $9.8 billion was drawn; 23% of the exposure to the Oil & Gas and Natural Gas Pipelines industries was criticized. Secured lending, of which approximately half is reserve-based lending to the E&P sub-sector of the Oil & Gas industry, was $14.1 billion as of September 30, 2016; 47% of the secured lending exposure was drawn. Exposure to commercial real estate, which is reported within the Real Estate industry, in certain areas of Texas, California and Colorado, that are deemed sensitive to the Oil & Gas industry, was approximately $4 billion as of September 30, 2016. While the overall trends and sentiment have been stabilizing, the Firm continues to actively monitor and manage its exposure to these portfolios. The Firm is also actively monitoring potential contagion effects to other related or dependent industries and geographies; however, to date, the Firm has not observed any material deterioration in these related or dependent industries and geographies in the wholesale portfolio.

Metals & Mining: Exposure to the Metals & Mining industry was approximately 1.6% and 1.8% of the Firm’s total wholesale exposure as of September 30, 2016, and December 31, 2015, respectively. Exposure to the Metals & Mining industry decreased by $484 million during the nine months ended September 30, 2016 to $13.6 billion, of which $4.6 billion was drawn. The portfolio largely consisted of exposure in North America, and was concentrated in the Steel and Diversified Mining sub-sectors. Approximately 39% and 46% of the exposure in the Metals & Mining portfolio was investment-grade as of September 30, 2016, and December 31, 2015, respectively.

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
The following table presents the change in the nonaccrual loan portfolio for the nine months ended September 30, 2016 and 2015. Wholesale nonaccrual loans increased primarily driven by downgrades in the Oil & Gas portfolio.

Wholesale nonaccrual loan activity(a)
Nine months ended September 30,
(in millions)	2016	2015
Beginning balance	$1,016	$624
Additions	2,520	1,142
Reductions:
Paydowns and other	701	352
Gross charge-offs	287	42
Returned to performing status	201	253
Sales	170	5
Total reductions	1,359	652
Net changes	1,161	490
Ending balance	$2,177	$1,114

(a)
Loans are placed on nonaccrual status when management believes full payment of principal or interest is not expected, regardless of delinquency status, or when principal or interest have been in default for a period of 90 days or more, unless the loan is both well-secured and in the process of collection.

The following table presents net charge-offs/recoveries, which are defined as gross charge-offs less recoveries, for the three and nine months ended September 30, 2016 and 2015. The amounts in the table below do not include gains or losses from sales of nonaccrual loans.

Wholesale net charge-offs/(recoveries)
(in millions, except ratios)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Loans – reported
Average loans retained	$374,593	$339,172	$368,225	$333,038
Gross charge-offs	63	13	291	46
Gross recoveries	(16)	(11)	(30)	(64)
Net charge-offs/(recoveries)	47	2	261	(18)
Net charge-off/(recovery) rate	0.05%	—%	0.09%	(0.01)%

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
In the Firm’s view, the total contractual amount of these wholesale lending-related commitments is not representative of the Firm’s likely actual future credit exposure or funding requirements. In determining the amount of credit risk exposure the Firm has to wholesale lending-related commitments, which is used as the basis for allocating credit risk capital to these commitments, the Firm has established a “loan-equivalent” amount for each commitment; this amount represents the portion of the unused commitment or other contingent exposure that is expected, based on average portfolio historical experience, to become drawn upon in an event of a default by an obligor. The loan-equivalent amount of the Firm’s wholesale lending-related commitments was $210.7 billion and $212.4 billion as of September 30, 2016, and December 31, 2015, respectively.
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
The following table summarizes the net derivative receivables for the periods presented.

Derivative receivables
(in millions)	Derivative receivables
	September 30, 2016	December 31, 2015
Interest rate	$34,599	$26,363
Credit derivatives	810	1,423
Foreign exchange	16,838	17,177
Equity	6,859	5,529
Commodity	6,473	9,185
Total, net of cash collateral	65,579	59,677
Liquid securities and other cash collateral held against derivative receivables(a)	(21,212)	(16,580)
Total, net of collateral	$44,367	$43,097

(a)	Includes collateral related to derivative instruments where an appropriate legal opinion has not been either sought or obtained.

Derivative receivables reported on the Consolidated balance sheets were $65.6 billion and $59.7 billion at September 30, 2016, and December 31, 2015, respectively. These amounts represent the fair value of the derivative contracts after giving effect to legally enforceable master netting agreements and cash collateral held by the Firm. However, in management’s view, the appropriate measure of current credit risk should also take into consideration additional liquid securities (primarily U.S. government and agency securities and other group of seven nations (“G7”) government bonds) and other cash collateral held by the Firm aggregating $21.2 billion and $16.6 billion at September 30, 2016, and December 31, 2015, respectively, that may be used as security when the fair value of the client’s exposure is in the Firm’s favor. The increase in derivative receivables at September 30, 2016 from December 31, 2015, was predominantly related to client-driven market-making activities in CIB. The increase in derivative receivables reflected the impact of market movements, which increased interest rate receivables.

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

Ratings profile of derivative receivables
Rating equivalent	September 30, 2016		December 31, 2015
(in millions, except ratios)	Exposure net of collateral	% of exposure net of collateral	Exposure net of collateral	% of exposure net of collateral
AAA/Aaa to AA-/Aa3	$10,639	24%	$10,371	24%
A+/A1 to A-/A3	8,936	20	10,595	25
BBB+/Baa1 to BBB-/Baa3	16,196	37	13,807	32
BB+/Ba1 to B-/B3	7,635	17	7,500	17
CCC+/Caa1 and below	961	2	824	2
Total	$44,367	100%	$43,097	100%

As previously noted, the Firm uses collateral agreements to mitigate counterparty credit risk. The percentage of the Firm’s derivatives transactions subject to collateral agreements — excluding foreign exchange spot trades, which are not typically covered by collateral agreements due to their short maturity — was 87% at both September 30, 2016 and December 31, 2015.
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
(in millions)	September 30, 2016	December 31, 2015
Credit derivatives used to manage:
Loans and lending-related commitments	$2,809	$2,289
Derivative receivables	20,621	18,392
Credit derivatives used in credit portfolio management activities	$23,430	$20,681

(a)	Amounts are presented net, considering the Firm’s net protection purchased or sold with respect to each underlying reference entity or index.

ALLOWANCE FOR CREDIT LOSSES
JPMorgan Chase’s allowance for loan losses covers both the consumer (primarily scored) portfolio and wholesale (risk-rated) portfolio. The allowance represents management’s estimate of probable credit losses inherent in the Firm’s loan portfolio. Management also determines an allowance for wholesale and certain consumer lending-related commitments.
For a further discussion of the components of the allowance for credit losses and related management judgments, see Critical Accounting Estimates Used by the Firm on pages 80–81 and Note 14 of this Form 10-Q, and Critical Accounting Estimates Used by the Firm on pages 165–169 and Note 15 of JPMorgan Chase’s 2015 Annual Report.
At least quarterly, the allowance for credit losses is reviewed by the CRO, the Chief Financial Officer and the Controller of the Firm, and discussed with the Board of Directors Risk Policy Committee and the Audit Committee of the Board of Directors. As of September 30, 2016, JPMorgan Chase deemed the allowance for credit losses to be appropriate and sufficient to absorb probable credit losses inherent in the portfolio.

The consumer allowance for loan losses increased from December 31, 2015, reflecting loan growth in the credit card portfolio, including newer vintages which, as anticipated, have higher loss rates compared to the overall portfolio, as well as loan growth in the auto loan portfolio; these were partially offset by reductions in the allowance for loan losses in the residential real estate portfolio due to continued improvement in home prices and delinquencies, as well as runoff in the student loan portfolio. For additional information about delinquencies and nonaccrual loans in the consumer, excluding credit card, loan portfolio, see Consumer Credit Portfolio on pages 44–49 and Note 13.
The wholesale allowance for credit losses increased from December 31, 2015, reflecting the impact of downgrades in the Oil & Gas, Natural Gas Pipelines, and Metals & Mining portfolios. Excluding these portfolios, the wholesale portfolio continued to experience generally stable credit quality trends and low charge-off rates.

Summary of changes in the allowance for credit losses
	2016				2015
Nine months ended September 30,	Consumer, excluding credit card	Credit card	Wholesale	Total	Consumer, excluding credit card	Credit card	Wholesale	Total
(in millions, except ratios)
Allowance for loan losses
Beginning balance at January 1,	$5,806	$3,434	$4,315	$13,555	$7,050	$3,439	$3,696	$14,185
Gross charge-offs	1,071	2,803	291	4,165	1,269	2,626	46	3,941
Gross recoveries	(448)	(275)	(30)	(753)	(577)	(278)	(64)	(919)
Net charge-offs/(recoveries)	623	2,528	261	3,412	692	2,348	(18)	3,022
Write-offs of PCI loans(a)	124	—	—	124	162	—	—	162
Provision for loan losses	578	2,978	628	4,184	(346)	2,348	461	2,463
Other	—	—	1	1	(1)	(5)	8	2
Ending balance at September 30,	$5,637	$3,884	$4,683	$14,204	$5,849	$3,434	$4,183	$13,466
Impairment methodology
Asset-specific(b)	$352	$363	$490	$1,205	$359	$485	$281	$1,125
Formula-based	2,667	3,521	4,193	10,381	2,702	2,949	3,902	9,553
PCI	2,618	—	—	2,618	2,788	—	—	2,788
Total allowance for loan losses	$5,637	$3,884	$4,683	$14,204	$5,849	$3,434	$4,183	$13,466
Allowance for lending-related commitments
Beginning balance at January 1,	$14	$—	$772	$786	$13	$—	$609	$622
Provision for lending-related commitments	—	—	313	313	1	—	112	113
Other	—	—	1	1	—	—	—	—
Ending balance at September 30,	$14	$—	$1,086	$1,100	$14	$—	$721	$735
Impairment methodology
Asset-specific	$—	$—	$162	$162	$—	$—	$69	$69
Formula-based	14	—	924	938	14	—	652	666
Total allowance for lending-related commitments(c)	$14	$—	$1,086	$1,100	$14	$—	$721	$735
Total allowance for credit losses	$5,651	$3,884	$5,769	$15,304	$5,863	$3,434	$4,904	$14,201
Memo:
Retained loans, end of period	$363,398	$133,346	$386,449	$883,193	$331,732	$125,634	$346,927	$804,293
Retained loans, average	356,347	129,401	368,225	853,973	311,527	123,387	333,038	767,952
PCI loans, end of period	37,045	—	3	37,048	42,236	—	4	42,240
Credit ratios
Allowance for loan losses to retained loans	1.55%	2.91%	1.21%	1.61%	1.76%	2.73%	1.21%	1.67%
Allowance for loan losses to retained nonaccrual loans(d)	115	NM	218	201	106	NM	385	204
Allowance for loan losses to retained nonaccrual loans excluding credit card	115	NM	218	146	106	NM	385	152
Net charge-off/(recovery) rates	0.23	2.61	0.09	0.53	0.30	2.54	(0.01)	0.53
Credit ratios, excluding residential real estate PCI loans
Allowance for loan losses to retained loans	0.93	2.91	1.21	1.37	1.06	2.73	1.21	1.40
Allowance for loan losses to retained nonaccrual loans(d)	62	NM	218	164	55	NM	385	161
Allowance for loan losses to retained nonaccrual loans excluding credit card	62	NM	218	109	55	NM	385	109
Net charge-off/(recovery) rates	0.26%	2.61%	0.09%	0.56%	0.35%	2.54%	(0.01)%	0.56%
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

Provision for credit losses
For the three and nine months ended September 30, 2016, the provision for credit losses was $1.3 billion and $4.5 billion, respectively, compared with $682 million and $2.6 billion, respectively, in the prior year periods.
The total consumer provision for credit losses for the three and nine months ended September 30, 2016 increased when compared with the prior year, as the prior year provision for credit losses included a reduction in the allowance for loan losses, primarily in the residential real estate portfolio, due to improvement in home prices and delinquencies, and increased granularity in the impairment estimates. The current year consumer provision for credit losses included an increase in the allowance for loan losses. The increase in the allowance for loan losses for the three months ended September 30, 2016 reflected loan growth in the credit card portfolio, including newer vintages which, as anticipated, have higher loss rates compared to the overall portfolio, as well as loan growth in the auto loan portfolio. The increase in the allowance for loan losses for the nine months ended September 30, 2016 reflected loan growth in the credit card portfolio, including newer vintages which, as anticipated, have higher loss rates compared to the overall portfolio, as well as loan growth in the auto loan portfolio; these were partially offset by reductions in the allowance for loan losses in the residential real estate portfolio, due to continued improvement in home prices and delinquencies, as well as runoff in the student loan portfolio.
The wholesale provision for credit losses for the three months ended September 30, 2016 reflected a benefit, primarily driven by a net allowance reduction of approximately $50 million in the Oil & Gas portfolio as a result of paydowns, loan sales, and select upgrades partially offset by select downgrades. The prior year included a net allowance increase reflecting the impact of select downgrades, including within the Oil & Gas portfolio.  The wholesale provision for credit losses for the nine months ended September 30, 2016 increased as a result of additions to the wholesale allowance for credit losses, reflecting the impact of downgrades in the Oil & Gas, Natural Gas Pipelines, and Metals & Mining portfolios.

	Three months ended September 30,						Nine months ended September 30,
	Provision for loan losses		Provision for lending-related commitments		Total provision for credit losses		Provision for loan losses		Provision for lending-related commitments		Total provision for credit losses
(in millions)	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Consumer, excluding credit card	$262	$(388)	$—	$(1)	$262	$(389)	$578	$(346)	$—	$1	$578	$(345)
Credit card	1,038	759	—	—	1,038	759	2,978	2,348	—	—	2,978	2,348
Total consumer	1,300	371	—	(1)	1,300	370	3,556	2,002	—	1	3,556	2,003
Wholesale	(168)	196	139	116	(29)	312	628	461	313	112	941	573
Total	$1,132	$567	$139	$115	$1,271	$682	$4,184	$2,463	$313	$113	$4,497	$2,576

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
The following table summarizes by line of business the predominant business activities that give rise to market risk, and the market risk management tools utilized to manage those risks. As part of the Firm’s continuous evaluation and periodic enhancement of its market risk measures, during the third quarter of 2016 the Firm refined the scope of positions included in risk management VaR. In particular, certain private equity positions in the CIB, exposure arising from non-U.S. dollar denominated funding activities in Corporate, as well as seed capital investments in AM were removed from the VaR calculation. Commencing with the third quarter of 2016, exposure arising from these positions is captured using other sensitivity-based measures, such as a 10% decline in market value or a 1 basis point parallel shift in spreads, as appropriate. The Firm believes this refinement to its reported VaR measures more appropriately captures the risk of its market risk sensitive instruments. This change did not impact Regulatory VaR as these positions are not included in the calculation of Regulatory VaR. Regulatory VaR is used to derive the Firm’s regulatory VaR-based capital requirements under Basel III. The table below updates the table previously disclosed on page 134 of JPMorgan Chase’s 2015 Annual Report.

Risk identification and classification by line of business
Line of Business	Predominant business activities and related market risks	Positions included in Risk Management VaR	Positions included in Earnings at Risk	Positions included in Other Sensitivity-Based Measures
CIB
  • Makes markets and services clients across fixed income, foreign exchange, equities and commodities
  • Market risk arising from changes in market prices (e.g. rates and credit spreads) resulting in a potential decline in net income

Market risk related to:
  • Trading assets/liabilities – debt and marketable equity instruments, and derivatives, including hedges of the retained loan portfolio
  • Certain securities purchased, loaned or sold under resale agreements and securities borrowed
  • Fair value option elected liabilities
  • Derivative CVA and associated hedges
			• Retained loan portfolio • Deposits	• Private equity investments measured at fair value • Derivatives DVA/FVA and fair value option elected liabilities DVA
CCB
•
Service Mortgage loans
•
Complex, non-linear interest rate and basis risk
•
Non-linear risk arises primarily from prepayment options embedded in mortgages and changes in the probability of newly originated mortgage commitments actually closing
•
Basis risk results from differences in the relative movements of the rate indices underlying mortgage exposure and other interest rates
•
Originates loans and takes deposits

  • Mortgage pipeline loans, classified as derivatives
  • Warehouse loans, classified as trading assets – debt instruments
  • MSRs
  • Hedges of pipeline loans, warehouse loans and MSRs, classified as derivatives
  • Interest-only securities, classified as trading assets, and related hedges, classified as derivatives
  • Marketable equity investments measured at fair value through earnings
• Retained loan portfolio • Deposits
Corporate	• Manages the Firm’s liquidity, funding, structural interest rate and foreign exchange risks arising from activities undertaken by the Firm’s four major reportable business segments.	• Derivative positions measured at fair value through non-interest revenue in earnings • Marketable equity investments measured at fair value through earnings	• Investment securities portfolio and related interest rate hedges • Deposits • Long-term debt and related interest rate hedges	• Private equity investments measured at fair value • Foreign exchange exposure related to Firm-issued non-USD long term debt (“LTD”) and related hedges
AM	• Market risk arising from the Firm’s initial capital investments in products, such as mutual funds, managed by AM	• Debt securities held in advance of distribution to clients, classified as trading assets – debt and equity instruments	• Retained loan portfolio • Deposits
 • Initial seed capital investments and related hedges, classified as derivatives
 • Capital invested alongside third-party investors, typically in privately distributed collective vehicles managed by AM (i.e. co-investments)

CB
  • Engages in traditional wholesale banking activities which include extension of loans and credit facilities and taking deposits.
  • Risk arises from changes in interest rates and prepayment risk with potential for adverse impact on net interest income and interest-rate sensitive fees.
• Retained loan portfolio • Deposits

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

The Firm’s VaR model calculations are periodically evaluated and enhanced in response to changes in the composition of the Firm’s portfolios, changes in market conditions, improvements in the Firm’s modeling techniques and measurements, and other factors. Such changes may affect historical comparisons to current VaR results. For information regarding model reviews and approvals, see Model Risk Management on page 142 of the 2015 Annual Report.
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
(http://investor.shareholder.com/jpmorganchase/basel.cfm).

The table below shows the results of the Firm’s Risk Management VaR measure using a 95% confidence level.

Total VaR	Three months ended September 30,																Nine months ended September 30,
	2016						2015						At September 30,				Average
(in millions)	Avg.		Min		Max		Avg.		Min		Max		2016		2015		2016		2015
CIB trading VaR by risk type
Fixed income	$49		$38		$65		$50		$43		$60		$38		$60		$47		$42
Foreign exchange	16		10		27		9		6		14		12		12		13		9
Equities	8		5		10		20		14		25		10		22		15		18
Commodities and other	9		7		11		10		8		12		8		10		9		9
Diversification benefit to CIB trading VaR	(42)	(a)	NM	(b)	NM	(b)	(35)	(a)	NM	(b)	NM	(b)	(34)	(a)	(36)	(a)	(38)	(a)	(36)	(a)
CIB trading VaR	40		34		50		54		44		68		34		68		46		42
Credit portfolio VaR	13		11		16		13		12		14		15		14		12		15
Diversification benefit to CIB VaR	(10)	(a)	NM	(b)	NM	(b)	(10)	(a)	NM	(b)	NM	(b)	(10)	(a)	(11)	(a)	(10)	(a)	(9)	(a)
CIB VaR	43		37		51		57		48		71		39		71		48		48

Consumer & Community Banking VaR	3		2		4		4		2		7		3		3		3		4
Corporate VaR	3		3		5		4		4		5		5		5		4		4
Asset Management VaR	—		—		—		3		3		4		—		3		2		3
Diversification benefit to other VaR	(1)	(a)	NM	(b)	NM	(b)	(3)	(a)	NM	(b)	NM	(b)	(2)	(a)	(3)	(a)	—	(a)	(4)	(a)
Other VaR	5		4		6		8		6		9		6		8		9		7
Diversification benefit to CIB and other VaR	(5)	(a)	NM	(b)	NM	(b)	(11)	(a)	NM	(b)	NM	(b)	(5)	(a)	(12)	(a)	(10)	(a)	(8)	(a)
Total VaR	$43		$37		$49		$54		$45		$67		$40		$67		$47		$47

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
As discussed on page 60, during the third quarter of 2016 the Firm refined the scope of positions included in risk management VaR. In the absence of these refinements, the average VaR, without diversification, for each of the following reported components would have been higher by the following amounts for the three months ended September 30, 2016: CIB Equities VaR by $5 million,
CIB trading VaR by $4 million, CIB VaR by $6 million, CCB VaR by $1 million, Corporate VaR by $8 million, AM VaR by $4 million, Other VaR by $8 million and Total VaR by
$7 million.
As presented in the table above, average Total VaR decreased $11 million for the three months ended September 30, 2016 as compared with the respective prior year period. The reduction is primarily due to a lower risk profile in Equities risk type, as well as the aforementioned scope changes. This reduction was partially offset by changes in the risk profile of the Foreign exchange risk type.
Average total VaR for the nine months ended September 30, 2016 would have been $2 million higher absent the aforementioned scope changes. The modification to scope was not a material component of the change in CIB trading VaR as the $4 million increase was predominantly due to changes in the risk profile of Foreign exchange and Fixed Income risk types, offset by a lower risk profile in Equities risk type. Credit portfolio VaR declined as a result of lower exposures arising from select positions.

The Firm’s average total VaR diversification benefit was
$5 million, or 12% of the sum, for the three months ended September 30, 2016 compared with $11 million, or 20% of the sum, for the comparable 2015 period.
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
The following chart compares the daily market risk-related gains and losses with the Firm’s Risk Management VaR for the nine months ended September 30, 2016. As the chart presents market risk-related gains and losses related to those positions included in the Firm’s Risk Management VaR, the results in the table below differ from the results of back-testing disclosed in the Market Risk section of the Firm’s Basel III Pillar 3 Regulatory Capital Disclosures reports, which are based on Regulatory VaR applied to covered positions. The chart shows that for the nine months ended September 30, 2016, the Firm observed 3 VaR back-testing exceptions and posted gains on 129 of the 195 days. The Firm observed no VaR back-testing exceptions and posted gains on 47 of the 66 days for the three months ended September 30, 2016.
Daily Market Risk-Related Gains and Losses
vs. Risk Management VaR (1-day, 95% Confidence level)
Nine months ended September 30, 2016

Market Risk-Related Gains and Losses

Risk Management VaR

First Quarter 2016	Second Quarter 2016	Third Quarter 2016
For the three months ended June 30, 2016 there were 2 back-testing exceptions. These exceptions occurred towards the end of June 2016 subsequent to the U.K. referendum on membership in the European Union and reflect the elevated market volatility observed across multiple asset classes following the outcome of the vote.

Earnings-at-risk
The VaR and sensitivity measures described above illustrate the economic sensitivity of the Firm’s Consolidated balance sheets to changes in market variables. The effect of interest rate exposure on the Firm’s reported net income is also important as interest rate risk represents one of the Firm’s significant market risks. Interest rate risk arises not only from trading activities but also from the Firm’s traditional banking activities, which include extension of loans and credit facilities, taking deposits and issuing debt. The Firm evaluates its structural interest rate risk exposure through earnings-at-risk, which measures the extent to which changes in interest rates will affect the Firm’s net interest income and interest rate-sensitive fees. Earnings-at-risk excludes the impact of CIB’s markets-based activities and CCB’s MSRs, as these risks are captured under VaR or other sensitivity-based measures.
The Firm generates a net interest income baseline, excluding CIB’s markets-based activities and MSRs, and then conducts simulations of changes for interest rate-sensitive assets and liabilities denominated in U.S. dollars and other currencies (“non-U.S. dollar” currencies). Earnings-at-risk scenarios estimate the potential change in this net interest income baseline, over the following 12 months utilizing multiple assumptions. These scenarios consider the impact on exposures as a result of changes in interest rates from baseline rates, as well as the pricing sensitivities of deposits, optionality and changes in product mix. The scenarios include forecasted balance sheet changes, as well as modeled prepayment and reinvestment behavior, but do not include assumptions about actions that could be taken by the Firm in response to any such instantaneous rate changes. Mortgage prepayment assumptions are based on scenario interest rates compared with underlying contractual rates, the time since origination, and other factors which are updated periodically based on historical experience. The Firm’s earnings-at-risk scenarios are periodically evaluated and enhanced in response to changes in the composition of the Firm’s balance sheet, changes in market conditions, improvements in the Firm’s simulation and other factors.

The Firm’s U.S. dollar sensitivities are presented in the table below. The non-U.S. dollar sensitivities are not material to the Firm’s earnings-at-risk at September 30, 2016.

JPMorgan Chase’s 12-month pre-tax net interest income sensitivity profiles
(Excludes the impact of CIB’s markets-based activities and MSRs)
(in billions)	Instantaneous change in rates
September 30, 2016	+200bps	+100bps	-100bps		-200bps
U.S. dollar	$4.5	$2.8	NM	(a)	NM	(a)

(a)	Given the current level of market interest rates, downward parallel 100 and 200 basis point earnings-at-risk scenarios are not considered to be meaningful.
The Firm’s benefit to rising rates on U.S. dollar assets and liabilities is largely a result of reinvesting at higher yields and assets re-pricing at a faster pace than deposits. The Firm’s U.S. dollar sensitivity profile at September 30, 2016 was not materially different than at December 31, 2015.
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

Other sensitivity-based measures
The Firm quantifies the market risk of certain investment and funding activities by assessing the potential impact on net revenue and OCI due to changes in relevant market variables. For additional information on the positions captured in other sensitivity-based measures, please refer to the Risk identification and classification table on page 60.

The table below represents the potential impact to net revenue or OCI for market risk sensitive instruments that are not included in VaR or earnings-at-risk. Where appropriate, instruments used for hedging purposes are reported along with the positions being hedged. The sensitivities disclosed in the table below may not be representative of the actual gain or loss that would have been realized at September 30, 2016, as the movement in market parameters across maturities may vary and are not intended to imply management’s expectation of future deterioration in these sensitivities.

(in millions) September 30, 2016
Activity	Description	Sensitivity measure	Gain/(Loss)

Investment Activities
Investment management activities	Consists of seed capital and related hedges; and fund co-investments	10% decline in market value	$(141)
Other investments	Consists of private equity and other investments held at fair value	10% decline in market value	(384)

Funding Activities
Non-USD LTD Cross-currency basis	Represents the basis risk on derivatives used to hedge the foreign exchange risk on the non-USD LTD	1 basis point parallel tightening of cross currency basis	(8)
Non-USD LTD hedges Foreign Exchange ("FX") exposure	Primarily represents the foreign exchange revaluation on the fair value of the derivative hedges	10% depreciation of currency	(28)
Funding Spread Risk - Derivatives	Impact of changes in the spread related to derivatives DVA/FVA	1 basis point parallel increase in spread	(5)
Funding Spread Risk - Fair value option elected liabilities(a)	Impact of changes in the spread related to fair value option elected liabilities DVA	1 basis point parallel increase in spread	17

(a)	Impact recognized through OCI.

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
The following table presents the Firm’s top 20 exposures by country (excluding the U.S.) as of September 30, 2016. The selection of countries is based solely on the Firm’s largest total exposures by country, based on the Firm’s internal country risk management approach, and does not represent the Firm’s view of any actual or potentially adverse credit conditions. Country exposures may fluctuate from period to period due to client activity and market flows.
The $30.7 billion increase in exposure to Germany over the past nine months largely reflects higher Euro balances primarily placed with the German central bank driven by changing client positions due to prevailing market and liquidity conditions, and to increased customer deposits and client-related lending activity.

Top 20 country exposures
	September 30, 2016
(in billions)	Lending(a)	Trading and investing(b)(c)	Other(d)	Total exposure
Germany	$48.0	$13.1	$0.3	$61.4
United Kingdom(e)	22.8	16.1	1.0	39.9
Japan	24.0	4.3	0.3	28.6
France	15.5	9.4	0.2	25.1
China	9.9	6.1	0.7	16.7
Canada	11.1	2.1	0.1	13.3
Australia	7.3	5.6	—	12.9
Switzerland	6.7	0.1	5.7	12.5
Brazil	5.2	5.1	—	10.3
Netherlands	6.7	2.3	1.1	10.1
Luxembourg	8.8	0.4	—	9.2
India	3.9	4.3	0.3	8.5
Korea	4.5	2.9	0.8	8.2
Italy	3.9	3.7	0.1	7.7
Hong Kong	2.5	2.3	2.4	7.2
Mexico	2.8	2.3	—	5.1
Singapore	2.0	1.2	1.5	4.7
Saudi Arabia	3.5	0.8	—	4.3
United Arab Emirates	2.8	1.0	—	3.8
Norway	1.2	2.2	—	3.4

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

(e)
The Firm’s lending related UK exposure as of June 30, 2016 was revised from $34.5 billion to $25.5 billion, with the corresponding total UK exposure at such date revised from $54.7 billion to $45.7 billion. Accordingly, total UK exposure decreased by $5.8 billion during the third quarter of 2016 due to normal business activity.

CAPITAL MANAGEMENT
Capital risk is the risk the Firm has an insufficient level and composition of capital to support the Firm’s business activities and associated risks during both normal economic environments and under stressed conditions. For a discussion on the Firm’s Capital Management see pages 149–158 of JPMorgan Chase’s 2015 Annual Report.
A strong capital position is essential to the Firm’s business strategy and competitive position. Maintaining a strong balance sheet to manage through economic volatility is considered a strategic imperative by the Firm’s Board of Directors, CEO and Operating Committee. The Firm’s capital management strategy focuses on maintaining long-term stability to enable the Firm to build and invest in market-

leading businesses, even in a highly stressed environment. The Firm executes its capital management strategy through the establishment of minimum capital targets and a strong capital governance framework. The Firm’s minimum capital targets are set based on the most binding of three pillars: an internal assessment of the Firm’s capital needs; an estimate of required capital under the CCAR and Dodd Frank Act stress testing requirements; and current regulatory minimums. The capital governance framework includes regular monitoring of the Firm’s capital positions, stress testing and defining escalation protocols, both at the Firm and line of business level.

The following tables present the Firm’s Transitional and Fully Phased-In risk-based and leverage-based capital metrics under both the Basel III Standardized and Advanced Approaches. The Firm’s Basel III CET1 ratios exceed the regulatory minimum as of September 30, 2016, and December 31, 2015.

	Transitional			Fully Phased-In
September 30, 2016 (in millions, except ratios)	Standardized	Advanced	Minimum capital ratios(c)	Standardized	Advanced	Minimum capital ratios(d)
Risk-based capital metrics:
CET1 capital	$181,606	$181,606		$180,932	$180,932
Tier 1 capital	206,430	206,430		206,709	206,709
Total capital	241,004	229,324		238,897	227,217
Risk-weighted assets	1,480,291	1,515,177		1,487,841	1,523,183
CET1 capital ratio	12.3%	12.0%	0.06%	12.2%	11.9%	10.5%
Tier 1 capital ratio	13.9	13.6	.08	13.9	13.6	12.0
Total capital ratio	16.3	15.1	0.10	16.1	14.9	14.0
Leverage-based capital metrics
Adjusted average assets	2,427,423	2,427,423		2,429,463	2,429,463
Tier 1 leverage ratio(a)	8.5%	8.5%	4.0	8.5%	8.5%	4.0
SLR leverage exposure	NA	$3,140,733		NA	$3,142,772
SLR (b)	NA	6.6%	NA	NA	6.6%	5.0	(e)

	Transitional			Fully Phased-In
December 31, 2015 (in millions, except ratios)	Standardized	Advanced	Minimum capital ratios(c)	Standardized	Advanced	Minimum capital ratios(d)
Risk-based capital metrics:
CET1 capital	$175,398	$175,398		$173,189	$173,189
Tier 1 capital	200,482	200,482		199,047	199,047
Total capital	234,413	224,616		229,976	220,179
Risk-weighted assets	1,465,262	1,485,336		1,474,870	1,495,520
CET1 capital ratio	12.0%	11.8%	4.5%	11.7%	11.6%	10.5%
Tier 1 capital ratio	13.7	13.5	6.0	13.5	13.3	12.0
Total capital ratio	16.0	15.1	8.0	15.6	14.7	14.0
Leverage-based capital metrics
Adjusted average assets	2,358,471	2,358,471		2,360,499	2,360,499
Tier 1 leverage ratio(a)	8.5%	8.5%	4.0	8.4%	8.4%	4.0
SLR leverage exposure	NA	$3,079,797		NA	$3,079,119
SLR(b)	NA	6.5	NA	NA	6.5%	5.0	(e)
Note: As of September 30, 2016, and December 31, 2015, the lower of the Standardized or Advanced capital ratios under each of the Transitional and Fully Phased-In approaches in the table above represents the Firm’s Collins Floor.

(a)	The Tier 1 leverage ratio is not a risk-based measure of capital. This ratio is calculated by dividing Tier 1 capital by adjusted average assets.

(b)	The SLR leverage ratio is not a risk-based measure of capital. The ratio is calculated by dividing Tier 1 capital by SLR Leverage exposure.

(c)
Represents the transitional minimum capital ratios applicable to the Firm under Basel III as of September 30, 2016, and December 31, 2015. At September 30, 2016, the CET1 minimum capital ratio includes 0.625% resulting from the phase in of the Firm’s 2.5% capital conservation buffer and 1.125%, resulting from the phase in of the Firm’s estimated 4.5% globally systemically important banks (“GSIB”) surcharge, as of December 31, 2014, published by the Federal Reserve on July 20, 2015.

(d)
Represents the minimum capital ratios applicable to the Firm on a fully phased-in Basel III basis. At September 30, 2016, and December 31, 2015, the ratios include the Firm’s estimate of its Fully Phased-In U.S. GSIB surcharge of 3.5%, based on the final U.S. GSIB rule published by the Federal Reserve on July 20, 2015. The minimum capital ratios will be fully phased-in effective January 1, 2019. For additional information on the GSIB surcharge, see page 69.

(e)	In the case of the SLR, the fully phased-in minimum ratio is effective beginning January 1, 2018.

Basel III overview
Basel III capital rules, for large and internationally active U.S. bank holding companies and banks, including the Firm and its insured depository institution (“IDI”) subsidiaries, revised, among other things, the definition of capital and introduced a new CET1 capital requirement. Basel III presents two comprehensive methodologies for calculating RWA. A general (Standardized) approach (“Basel III Standardized”), and an advanced approach (“Basel III Advanced”); and sets out minimum capital ratios and overall capital adequacy standards. Certain of the requirements of Basel III are subject to phase-in periods that began on January 1, 2014 and continue through the end of 2018 (“transitional period”).
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
Basel III also includes a requirement for Advanced Approach banking organizations, including the Firm, to calculate SLR. For additional information on SLR, see page 71.
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

For additional information on the Firm’s capital, RWA and capital ratios under the Basel III Standardized and Advanced Fully Phased-In rules and the Firm’s, JPMorgan Chase Bank, N.A.’s and Chase Bank USA, N.A.’s SLRs calculated under the Basel III Advanced Fully Phased-In rules, which are considered key regulatory capital measures, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures and Key Performance Measures on pages 16–17.
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
Risk-based capital regulatory minimums
The Basel III rules include minimum capital ratio requirements that are subject to phase-in periods through the end of 2018. The capital adequacy of the Firm and its national bank subsidiaries, both during the transitional period and upon full phase-in, is evaluated against the Basel III approach (Standardized or Advanced) which results for each quarter in the lower ratio, the Collins Floor.
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

Further, the Firm will be required to hold additional levels of capital in the form of a GSIB surcharge and, as an expansion of the capital conservation buffer, any countercyclical capital buffer requirement that may be imposed.
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
The countercyclical capital buffer takes into account the macro financial environment in which large, internationally active banks function. As of October 24, 2016 the Federal Reserve reaffirmed setting the U.S. countercyclical capital buffer at 0%, and stated that it will review the amount at least annually. The countercyclical capital buffer can be increased if the Federal Reserve, FDIC and OCC determine that credit growth in the economy has become excessive and can be set at up to an additional 2.5% of RWA subject to a 12-month implementation period.
Based on the Firm’s most recent estimate of its GSIB surcharge and the countercyclical buffer currently being set at 0%, the Firm estimates its fully phased-in CET1capital requirement would be 10.5% (reflecting the 4.5% CET1 capital requirement, the fully phased in 2.5% capital conservation buffer and the GSIB surcharge of 3.5%).
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
For additional information on the components of regulatory capital, see Note 20.

Capital components
(in millions)	September 30, 2016
Total stockholders’ equity	$254,331
Less: Preferred stock	26,068
Common stockholders’ equity	228,263
Less:
Goodwill	47,302
Other intangible assets	887
Add:
Deferred tax liabilities(a)	3,232
Less: Other CET1 capital adjustments	2,374
Standardized/Advanced CET1 capital	180,932
Preferred stock	26,068
Less:
Other Tier 1 adjustments(b)	291
Standardized/Advanced Tier 1 capital	$206,709
Long-term debt and other instruments qualifying as Tier 2 capital	$16,947
Qualifying allowance for credit losses	15,304
Other	(63)
Standardized Fully Phased-In Tier 2 capital	$32,188
Standardized Fully Phased-in Total capital	$238,897
Adjustment in qualifying allowance for credit losses for Advanced Tier 2 capital	(11,680)
Advanced Fully Phased-In Tier 2 capital	$20,508
Advanced Fully Phased-In Total capital	$227,217

(a)
Represents deferred tax liabilities related to tax-deductible goodwill and to identifiable intangibles created in nontaxable transactions, which are netted against goodwill and other intangibles when calculating TCE.

(b)
Includes the deduction associated with the permissible holdings of covered funds (as defined by the Volcker Rule) acquired after December 31, 2013. The deduction was not material as of September 30, 2016.

The following table presents a reconciliation of the Firm’s Basel III Transitional CET1 capital to the Firm’s estimated Basel III Fully Phased-In CET1 capital as of September 30, 2016.

(in millions)	September 30, 2016
Transitional CET1 capital	$181,606
AOCI phase-in(a)	772
CET1 capital deduction phase-in(b)	(1,067)
Intangibles deduction phase-in(c)	(319)
Other adjustments to CET1 capital(d)	(60)
Fully Phased-In CET1 capital	$180,932

(a)
Includes the remaining balance of AOCI related to AFS debt securities and defined benefit pension and other postretirement employee benefit (“OPEB”) plans that will qualify as Basel III CET1 capital upon full phase-in.

(b)
Predominantly includes regulatory adjustments related to changes in DVA, as well as CET1 deductions for defined benefit pension plan assets and deferred tax assets related to net operating loss ("NOL") and tax credit carryforwards.

(c)	Relates to intangible assets, other than goodwill and MSRs, that are required to be deducted from CET1 capital upon full phase-in.

(d)	Includes minority interest and the Firm’s investments in its own CET1 capital instruments.

Capital rollforward
The following table presents the changes in Basel III Fully Phased-In CET1 capital, Tier 1 capital and Tier 2 capital for the nine months ended September 30, 2016.

Nine months ended September 30, (in millions)	2016
Standardized/Advanced CET1 capital at December 31, 2015	$173,189
Net income applicable to common equity	16,771
Dividends declared on common stock	(5,167)
Net purchase of treasury stock	(5,577)
Changes in additional paid-in capital	(397)
Changes related to AOCI(a)	1,366
Adjustment related to DVA(a)	574
Other	173
Increase in Standardized/Advanced CET1 capital	7,743
Standardized/Advanced CET1 capital at September 30, 2016	$180,932

Standardized/Advanced Tier 1 capital at December 31, 2015	$199,047
Change in CET1 capital	7,743
Net issuance of noncumulative perpetual preferred stock	—
Other	(81)
Increase in Standardized/Advanced Tier 1 capital	7,662
Standardized/Advanced Tier 1 capital at September 30, 2016	$206,709

Standardized Tier 2 capital at December 31, 2015	$30,929
Change in long-term debt and other instruments qualifying as Tier 2	268
Change in qualifying allowance for credit losses	963
Other	28
Increase in Standardized Tier 2 capital	1,259
Standardized Tier 2 capital at September 30, 2016	$32,188
Standardized Total capital at September 30, 2016	$238,897
Advanced Tier 2 capital at December 31, 2015	$21,132
Change in long-term debt and other instruments qualifying as Tier 2	268
Change in qualifying allowance for credit losses	(919)
Other	27
Increase in Advanced Tier 2 capital	(624)
Advanced Tier 2 capital at September 30, 2016	$20,508
Advanced Total capital at September 30, 2016	$227,217

(a)	Effective January 1, 2016, the adjustment reflects the impact of the adoption of DVA through OCI. For further discussion of the accounting change refer to Note 19.

RWA rollforward
The following table presents changes in the components of RWA under Basel III Standardized and Advanced Fully Phased-In for the nine months ended September 30, 2016. The amounts in the rollforward categories are estimates, based on the predominant driver of the change.

	Standardized			Advanced
Nine months ended September 30, 2016 (in billions)	Credit risk RWA	Market risk RWA	Total RWA	Credit risk RWA	Market risk RWA	Operational risk RWA	Total RWA
At December 31, 2015	$1,333	$142	$1,475	$954	$142	$400	$1,496
Model & data changes(a)	3	(14)	(11)	12	(14)	—	(2)
Portfolio runoff(b)	(10)	(2)	(12)	(11)	(2)	—	(13)
Movement in portfolio levels(c)	21	15	36	27	15	—	42
Changes in RWA	14	(1)	13	28	(1)	—	27
September 30, 2016	$1,347	$141	$1,488	$982	$141	$400	$1,523

(a)	Model & data changes refer to movements in levels of RWA as a result of revised methodologies and/or treatment per regulatory guidance (exclusive of rule changes).

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

Supplementary leverage ratio
For additional information on the SLR, see Capital Management on pages 149–158 of JPMorgan Chase’s 2015 Annual Report.
The following table presents the components of the Firm’s Fully Phased-In SLR as of September 30, 2016.

(in millions, except ratio)	September 30, 2016
Tier 1 Capital	$206,709
Total average assets	2,476,962
Less: amounts deducted from Tier 1 capital	47,499
Total adjusted average assets(a)	2,429,463
Off-balance sheet exposures(b)	713,309
SLR leverage exposure	$3,142,772
SLR	6.6%

(a)
Adjusted average assets, for purposes of calculating the SLR, includes total quarterly average assets adjusted for on-balance sheet assets that are subject to deduction from Tier 1 capital predominantly goodwill and other intangible assets.

(b)	Off-balance sheet exposures are calculated as the average of the three month-end spot balances in the reporting quarter.

As of September 30, 2016, the Firm estimates that JPMorgan Chase Bank, N.A.’s and Chase Bank USA, N.A.’s Fully Phased-In SLRs are approximately 6.6% and 9.5%, respectively.
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

Line of business common equity
(in billions)	September 30, 2016	December 31, 2015
Consumer & Community Banking	$51.0	$51.0
Corporate & Investment Bank	64.0	62.0
Commercial Banking	16.0	14.0
Asset Management	9.0	9.0
Corporate	88.3	85.5
Total common stockholders’ equity	$228.3	$221.5
On at least an annual basis, the Firm assesses the level of capital required for each line of business as well as the assumptions and methodologies used to allocate capital. The line of business equity allocations are updated as refinements are implemented. The table below reflects the Firm’s assessed level of capital required for each line of business as of the dates indicated.

Line of business common equity	Quarterly average
(in billions)	3Q16	4Q15	3Q15
Consumer & Community Banking	$51.0	$51.0	$51.0
Corporate & Investment Bank	64.0	62.0	62.0
Commercial Banking	16.0	14.0	14.0
Asset Management	9.0	9.0	9.0
Corporate	86.1	83.5	81.0
Total common stockholders’ equity	$226.1	$219.5	$217.0

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
Following receipt in June, 2016 of the Federal Reserve’s non-objection to the Firm’s 2016 capital plan, the Firm’s Board of Directors authorized the repurchase of up to $10.6 billion of common equity (common stock and warrants) between July 1, 2016 and June 30, 2017. This authorization includes shares repurchased to offset issuances under the Firm’s equity-based compensation plans.
The following table sets forth the Firm’s repurchases of common equity for the three and nine months ended September 30, 2016 and 2015. There were no warrants repurchased during the three and nine months ended September 30, 2016 and 2015.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2016	2015	2016	2015
Total shares of common stock repurchased	35.6	19.1	110.6	70.8
Aggregate common stock repurchases	$2,295	$1,248	$6,831	$4,397
There were 45.7 million warrants outstanding at September 30, 2016 compared with 47.4 million outstanding at December 31, 2015.

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
Preferred Stock
Preferred stock dividends declared were $412 million and $1,235 million for the three and nine months ended September 30, 2016.
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
For additional information on TLAC, see Capital Management on page 156 of JPMorgan Chase’s 2015 Annual Report.
Broker-dealer regulatory capital
At September 30, 2016, JPMorgan Chase’s principal U.S. broker-dealer subsidiaries were JPMorgan Securities and J.P. Morgan Clearing Corp. (“JPMorgan Clearing”). JPMorgan Clearing is a subsidiary of JPMorgan Securities and provides clearing and settlement services. JPMorgan Securities and JPMorgan Clearing are each subject to Rule 15c3-1 under the Securities Exchange Act of 1934 (the “Net Capital Rule”). JPMorgan Securities and JPMorgan Clearing are also each registered as futures commission merchants and subject to Rule 1.17 of the CFTC.
JPMorgan Securities and JPMorgan Clearing have elected to compute their minimum net capital requirements in accordance with the “Alternative Net Capital Requirements” of the Net Capital Rule. At September 30, 2016, JPMorgan Securities’ net capital, as defined by the Net Capital Rule, was $12.5 billion, exceeding the minimum requirement by $9.8 billion, and JPMorgan Clearing’s net capital was $6.9 billion, exceeding the minimum requirement by $5.2 billion.
In addition to its minimum net capital requirement, JPMorgan Securities is required to hold tentative net capital in excess of $1.0 billion and is also required to notify the SEC in the event that tentative net capital is less than $5.0 billion, in accordance with the market and credit risk standards of Appendix E of the Net Capital Rule. As of September 30, 2016, JPMorgan Securities had tentative net capital in excess of the minimum and notification requirements.
Effective October 1, 2016, JPMorgan Securities merged with JPMorgan Clearing. JPMorgan Securities is the surviving entity in the merger, and its name will remain unchanged.

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
At September 30, 2016, J.P. Morgan Securities plc had estimated total capital of $34.4 billion, its estimated CET1 capital ratio was 13.7% and its estimated Total capital ratio was 17.3%. Both capital ratios exceeded the minimum standards of 4.5% and 8.0%, respectively, under the transitional requirements of the European Union’s Basel III Capital Requirements Directive and Regulation, as well as the additional capital requirements specified by the PRA.

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
LCR and NSFR
The U.S. LCR rule requires the Firm to measure the amount of HQLA held by the Firm in relation to estimated net cash outflows within a 30-day period during an acute stress event. The LCR was required to be 90% at January 1, 2016, increasing to a minimum of 100% on January 1, 2017 onward. At September 30, 2016, the Firm was compliant with the fully phased-in U.S. LCR.
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
The Firm estimates it was compliant with the proposed U.S. NSFR based on data as of June 30, 2016, and on its current understanding of the proposed rule.
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
As of September 30, 2016, the Firm’s HQLA was $539 billion, compared with $496 billion as of December 31, 2015. The increase in HQLA primarily reflects deposit growth in excess of loan growth as well as an increase in long-term debt. Certain of these actions resulted in increased excess liquidity at JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A. which is excluded from the Firm’s HQLA as required under the U.S. LCR rules. The Firm’s HQLA may fluctuate from period to period primarily due to normal flows from client activity.

The following table presents HQLA included in the LCR, broken out by HQLA-eligible cash and securities as of September 30, 2016.

(in billions)	September 30, 2016
HQLA
Eligible cash(a)	$351
Eligible securities(b)	188
Total HQLA(c)	$539

(a)	Cash on deposit at central banks.

(b)	Predominantly includes U.S. agency MBS, U.S. Treasuries, and sovereign bonds net of applicable haircuts under U.S. LCR rules.

(c)	Excludes excess HQLA at JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A.
As of September 30, 2016, in addition to HQLA reported above, the Firm has approximately $255 billion of unencumbered marketable securities, such as equity securities and fixed income debt securities, available to raise liquidity, if required. This includes HQLA-eligible securities forming part of the excess liquidity at JPMorgan Chase Bank, N.A. Furthermore, the Firm maintains borrowing capacity at various Federal Home Loan Banks (“FHLBs”), the Federal Reserve Bank discount window and various other central banks as a result of collateral pledged by the Firm to such banks. Although available, the Firm does not view the borrowing capacity at the Federal Reserve Bank discount window and the various other central banks as a primary source of liquidity. As of September 30, 2016, the Firm’s remaining borrowing capacity at various FHLBs and the Federal Reserve Bank discount window was approximately $203 billion. This remaining borrowing capacity excludes the benefit of securities included above in HQLA or other unencumbered securities currently held at the Federal Reserve Bank discount window for which the Firm has not drawn liquidity.

Funding
Sources of funds
Management believes that the Firm’s unsecured and secured funding capacity is sufficient to meet its on- and off-balance sheet obligations.
The Firm funds its global balance sheet through diverse sources of funding including a stable deposit franchise as well as secured and unsecured funding in the capital markets. The Firm’s loan portfolio ($888.1 billion at September 30, 2016), is funded with a portion of the Firm’s deposits ($1,376.1 billion at September 30, 2016), and through securitizations and, with respect to a portion of the Firm’s real estate-related loans, with secured borrowings from the FHLBs. Deposits in excess of the amount utilized to fund loans are primarily invested in the Firm’s investment securities portfolio or deployed in cash or other short-term liquid investments based on their interest rate and liquidity risk characteristics. Securities borrowed or purchased under resale agreements and trading assets- debt and equity instruments are primarily funded by the Firm’s securities loaned or sold under agreements to repurchase, trading liabilities–debt and equity instruments, and a portion of the Firm’s long-term debt and stockholders’ equity. In addition to funding securities borrowed or purchased under resale agreements and trading assets-debt and equity instruments, proceeds from the Firm’s debt and equity issuances are used to fund certain loans and other financial and non-financial assets, or may be invested in the Firm’s investment securities portfolio. See the discussion below for additional information relating to Deposits, Short-term funding, and Long-term funding and issuance.

Deposits
The table below summarizes, by line of business, the deposit balances as of September 30, 2016, and December 31, 2015, and the average deposit balances for the three and nine months ended September 30, 2016 and 2015, respectively.

	September 30, 2016	December 31, 2015	Three months ended September 30,		Nine months ended September 30,
Deposits			Average		Average
(in millions)			2016	2015	2016	2015
Consumer & Community Banking	$605,117	$557,645	$593,671	$535,987	$579,741	$525,951
Corporate & Investment Bank	432,384	395,228	413,698	400,690	404,501	419,562
Commercial Banking	175,839	172,470	172,204	176,619	170,810	186,625
Asset Management	157,274	146,766	153,121	141,896	151,656	150,840
Corporate	5,524	7,606	5,281	15,769	5,788	18,988
Total Firm	$1,376,138	$1,279,715	$1,337,975	$1,270,961	$1,312,496	$1,301,966
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
The Firm’s loans-to-deposits ratio was 65% at both September 30, 2016 and December 31, 2015.
Total deposits for the Firm were $1,376.1 billion as of September 30, 2016, compared with $1,279.7 billion at December 31, 2015 (61% of total liabilities at both September 30, 2016 and December 31, 2015). The increase was attributable to higher wholesale and consumer deposits. The increase in wholesale deposits was mainly driven by growth in client activity in CIB’s Treasury Services business, and inflows in AM partly related to the new rules governing money market funds. The increase in consumer deposits reflected continuing strong growth from existing and new customers, and the impact of low attrition rates.

The Firm has typically experienced higher customer deposit inflows at quarter-ends. Therefore, the Firm believes average deposit balances are generally more representative of deposit trends. The increase in the average deposits for the three months ended September 30, 2016, compared with the three months ended September 30, 2015, was predominantly driven by an increase in consumer deposits. The increase in the average deposits for the nine months ended September 30, 2016, compared with the nine months ended September 30, 2015, was driven by an increase in consumer deposits largely offset by a decrease in wholesale deposits reflecting the Firm’s actions in 2015 to reduce non-operating deposits. For further discussions of deposit and liability balance trends, see the discussion of the Firm’s Business Segment Results and the Consolidated Balance Sheets Analysis on pages 18–40 and pages 12–13, respectively.

The following table summarizes short-term and long-term funding, excluding deposits, as of September 30, 2016, and December 31, 2015, and average balances for the three and nine months ended September 30, 2016 and 2015, respectively. For additional information, see the Consolidated Balance Sheets Analysis on pages 12–13 and Note 12.

	September 30, 2016	December 31, 2015	Three months ended September 30,		Nine months ended September 30,
Sources of funds (excluding deposits)			Average		Average
(in millions)			2016	2015	2016	2015
Commercial paper:
Wholesale funding	$12,258	$15,562	$13,798	$19,580	$16,257	$19,808
Client cash management(g)	—	—	—	6,587	—	25,135
Total commercial paper	$12,258	$15,562	$13,798	$26,167	$16,257	$44,943

Obligations of Firm-administered multi-seller conduits(a)	$3,659	$8,724	$5,872	$13,275	$5,900	$12,237
Other borrowed funds	$24,479	$21,105	$19,818	$28,466	$20,051	$30,516

Securities loaned or sold under agreements to repurchase:
Securities sold under agreements to repurchase	$148,041	$129,598	$163,530	$165,099	$156,378	$171,280
Securities loaned	15,626	18,174	12,129	17,897	14,528	20,353
Total securities loaned or sold under agreements to repurchase(b)(c)	$163,667	$147,772	$175,659	$182,996	$170,906	$191,633

Senior notes	$161,374	$149,964	$157,318	$148,946	$152,894	$146,558
Trust preferred securities	3,963	3,969	3,965	3,966	3,968	4,465
Subordinated debt	23,152	25,027	23,779	26,982	24,769	27,828
Structured notes	38,301	32,813	37,323	31,159	35,499	30,916
Total long-term unsecured funding	$226,790	$211,773	$222,385	$211,053	$217,130	$209,767

Credit card securitization(a)	$33,424	$27,906	$31,074	$30,779	$28,604	$31,106
Other securitizations(d)	1,583	1,760	1,639	1,878	1,698	1,941
FHLB advances	79,523	71,581	72,687	73,006	71,158	69,132
Other long-term secured funding(e)	3,105	5,297	5,223	4,354	5,130	4,308
Total long-term secured funding	$117,635	$106,544	$110,623	$110,017	$106,590	$106,487

Preferred stock(f)	$26,068	$26,068	$26,068	$25,718	$26,068	$23,357
Common stockholders’ equity(f)	$228,263	$221,505	$226,089	$217,023	$224,034	$214,389

(a)	Included in beneficial interests issued by consolidated VIEs on the Firm’s Consolidated balance sheets.

(b)	Excludes federal funds purchased.

(c)
Excluded long-term structured repurchase agreements of $3.8 billion and $4.2 billion as of September 30, 2016, and December 31, 2015, respectively, and average balances of $3.5 billion and $3.9 billion for the three months ended September 30, 2016 and 2015, respectively, and $4.3 billion and $3.5 billion for the nine months ended September 30, 2016 and 2015, respectively.

(d)
Other securitizations include securitizations of student loans. The Firm’s wholesale businesses also securitize loans for client-driven transactions, which are not considered to be a source of funding for the Firm and are not included in the table.

(e)	Includes long-term structured notes which are secured.

(f)
For additional information on preferred stock and common stockholders’ equity see Capital Management on pages 67–73 and the Consolidated statements of changes in stockholders’ equity on page 88; and Note 22 and Note 23 of JPMorgan Chase’s 2015 Annual Report.

(g)	During the third quarter of 2015 the Firm completed the discontinuation of its commercial paper customer sweep cash management program.

Short-term funding
The Firm’s sources of short-term secured funding primarily consist of securities loaned or sold under agreements to repurchase. Securities loaned or sold under agreements to repurchase are secured predominantly by high-quality securities collateral, including government-issued debt and agency MBS, and constitute a significant portion of the federal funds purchased and securities loaned or sold under repurchase agreements on the Consolidated balance sheets. The increase at September 30, 2016, from December 31, 2015, was predominantly due to higher client-driven market-making activities in CIB. The decrease in the average balance of securities loaned or sold under agreements to repurchase for the three and nine months ended

September 30, 2016, compared with September 30, 2015, was largely due to lower secured financing of trading assets-debt and equity instruments in the CIB related to client-driven market-making activities. The balances associated with securities loaned or sold under agreements to repurchase fluctuate over time due to customers’ investment and financing activities; the Firm’s demand for financing; the ongoing management of the mix of the Firm’s liabilities, including its secured and unsecured financing (for both the investment securities and market-making portfolios); and other market and portfolio factors.

Long-term funding and issuance
Long-term funding provides additional sources of stable funding and liquidity for the Firm. The Firm’s long-term funding plan is driven by expected client activity, liquidity considerations, and regulatory requirements. Long-term funding objectives include maintaining diversification, maximizing market access and optimizing funding costs. The Firm evaluates various funding markets, tenors and currencies in creating its optimal long-term funding plan.
The significant majority of the Firm’s long-term unsecured funding is issued by the Parent Company to provide maximum flexibility in support of both bank and nonbank subsidiary funding. The following table summarizes long-term unsecured issuance and maturities or redemptions for the three and nine months ended September 30, 2016 and 2015. For additional information, see Note 21 of JPMorgan Chase’s 2015 Annual Report.

Long-term unsecured funding	Three months ended September 30,		Nine months ended September 30,
(in millions)	2016	2015	2016	2015
Issuance
Senior notes issued in the U.S. market	$8,467	$2,639	$21,654	$16,225
Senior notes issued in non-U.S. markets	2,172	1,261	7,063	8,545
Total senior notes	10,639	3,900	28,717	24,770
Subordinated debt	—	1,488	—	3,210
Structured notes	4,643	5,514	18,254	18,123
Total long-term unsecured funding – issuance	$15,282	$10,902	$46,971	$46,103

Maturities/redemptions
Senior notes	$6,229	$1,370	$22,539	$14,089
Trust preferred securities	—	—	—	1,500
Subordinated debt	521	573	2,523	3,605
Structured notes	3,233	4,040	11,774	14,364
Total long-term unsecured funding – maturities/redemptions	$9,983	$5,983	$36,836	$33,558

The Firm raises secured long-term funding primarily through securitization of consumer credit card loans and advances from the FHLBs. The following table summarizes the securitization issuance and FHLB advances and their respective maturities or redemptions for the three and nine months ended September 30, 2016 and 2015, respectively.

	Three months ended September 30,				Nine months ended September 30,
Long-term secured funding	Issuance		Maturities/Redemptions		Issuance		Maturities/Redemptions
(in millions)	2016	2015	2016	2015	2016	2015	2016	2015
Credit card securitization	$4,463	$700	$—	$1,850	$8,277	$6,826	$2,775	$7,980
Other securitizations(a)	—	—	58	63	—	—	177	191
FHLB advances	15,900	4,000	5,902	3,003	15,900	16,550	7,956	8,006
Other long-term secured funding(b)	89	31	2,546	141	415	294	2,635	350
Total long-term secured funding	$20,452	$4,731	$8,506	$5,057	$24,592	$23,670	$13,543	$16,527

(a)	Other securitizations includes securitizations of student loans.

(b)	Includes long-term structured notes which are secured.
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

Additionally, the Firm’s funding requirements for VIEs and other third party commitments may be adversely affected by a decline in credit ratings. For additional information on the impact of a credit ratings downgrade on the funding requirements for VIEs, and on derivatives and collateral agreements, see SPEs on page 14, and credit risk, liquidity risk and credit-related contingent features in Note 5.

The credit ratings of the Parent Company and the Firm’s principal bank and nonbank subsidiaries as of September 30, 2016, were as follows.

	JPMorgan Chase & Co.			JPMorgan Chase Bank, N.A. Chase Bank USA, N.A.			J.P. Morgan Securities LLC
September 30, 2016	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook
Moody’s	A3	P-2	Stable	Aa3	P-1	Stable	Aa3	P-1	Stable
Standard & Poor’s	A-	A-2	Stable	A+	A-1	Stable	A+	A-1	Stable
Fitch Ratings	A+	F1	Stable	AA-	F1+	Stable	AA-	F1+	Stable
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
For more information about the applicable requirements relating to risk-based capital and leverage in the U.S. under Basel III, including GSIB requirements, TLAC standards, the Firm’s CCAR, the net capital of J.P. Morgan Securities LLC and J.P. Morgan Clearing Corp., and the applicable requirements relating to risk-based capital for J.P. Morgan Securities plc, see Capital Management on pages 67–73 and Note 20.
Under Basel III, bank holding companies and banks are required to measure their liquidity against two specific liquidity tests: the LCR and the NSFR. For additional information on these ratios, see Liquidity Risk Management on pages 74–78.
For further information on Resolution and Recovery, see Executive Overview Regulatory and Business Developments section on pages 6–7.

Dividends
At September 30, 2016, JPMorgan Chase estimated that its banking subsidiaries could pay, in the aggregate, approximately $31 billion in dividends to their respective bank holding companies without the prior approval of their relevant banking regulators.

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
Allowance for credit losses
JPMorgan Chase’s allowance for credit losses covers the retained consumer and wholesale loan portfolios, as well as the Firm’s wholesale and certain consumer lending-related commitments. The allowance for loan losses is intended to adjust the carrying value of the Firm’s loan assets to reflect probable credit losses inherent in the loan portfolio as of the balance sheet date. Similarly, the allowance for lending-related commitments is established to cover probable credit losses inherent in the lending-related commitments portfolio as of the balance sheet date. For further discussion of the methodologies used in establishing the Firm’s allowance for credit losses and the significant judgments involved, see Allowance for credit losses on pages 130–132, 165–167 and Note 15 of JPMorgan Chase’s 2015 Annual Report; for amounts recorded as of September 30, 2016 and 2015, see Allowance for credit losses on pages 57–59 and Note 14 of this Form 10-Q.
As noted in the discussion on pages 165–167 of JPMorgan Chase’s 2015 Annual Report, the Firm’s allowance for credit losses is sensitive to numerous factors, which may differ depending on the portfolio. Changes in economic conditions or in the Firm’s assumptions and estimates could affect its estimate of probable credit losses inherent in the portfolio at the balance sheet date. The Firm uses its best judgment to assess these economic conditions and loss data in estimating the allowance for credit losses and these estimates are subject to periodic refinement based on any changes to underlying external and Firm-specific historical data. In many cases, the use of alternate estimates (for example, the effect of home prices and unemployment rates on consumer delinquency, or the calibration between the Firm’s wholesale loan risk ratings and external credit ratings) or data sources (for example, external PD and loss given default ("LGD") factors that incorporate industry-wide information, versus Firm-specific history) would result in a different estimated allowance for credit losses. To illustrate the potential magnitude of certain alternate judgments, the

Firm estimates that changes in the following inputs would have the following effects on the Firm’s modeled credit loss estimates as of September 30, 2016, without consideration of any offsetting or correlated effects of other inputs in the Firm’s allowance for loan losses:

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

•	A 50 basis point deterioration in forecasted credit card loss rates could imply an increase to modeled annualized credit card loan loss estimates of approximately $700 million.

•
An increase in PD factors consistent with a one-notch downgrade in the Firm’s internal risk ratings for its entire wholesale loan portfolio could imply an increase in the Firm’s modeled credit loss estimates of approximately $2.0 billion.

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

September 30, 2016 (in billions, except ratio data)	Total assets at fair value	Total level 3 assets
Trading debt and equity instruments	$309.2	$7.9
Derivative receivables(a)	65.6	6.2
Trading assets	374.8	14.1
AFS securities	220.4	0.8
Loans	1.9	0.8
MSRs	4.9	4.9
Private equity investments(b)	1.8	1.7
Other	27.8	0.7
Total assets measured at fair value on a recurring basis	$631.6	$23.0
Total assets measured at fair value on a nonrecurring basis	1.1	0.8
Total assets measured at fair value	$632.7	$23.8
Total Firm assets	$2,521.0
Level 3 assets as a percentage of total Firm assets(a)		0.9%
Level 3 assets as a percentage of total Firm assets at fair value(a)		3.8%

(a)
For purposes of table above, the derivative receivables total reflects the impact of netting adjustments; however, the $6.2 billion of derivative receivables classified as level 3 does not reflect the netting adjustment as such netting is not relevant to a presentation based on the transparency of inputs to the valuation of an asset. However, if the Firm were to net such balances within level 3, the reduction in the level 3 derivative receivables balance would be $1.9 billion at September 30, 2016; this is exclusive of the netting benefit associated with cash collateral, which would further reduce the level 3 balances.

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
For the three months ended September 30, 2016, the Firm reviewed current conditions (including the estimated effects of regulatory and legislative changes and the current estimated market cost of equity) and prior projections of business performance for all its businesses. Based upon such reviews, the Firm concluded that the goodwill allocated to its reporting units was not impaired as of September 30, 2016.
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

Recognition and measurement of financial assets and financial liabilities – DVA to OCI
 • For financial liabilities where the fair value option has been elected, the portion of the total change in fair value caused by changes in the Firm’s own credit risk (i.e., DVA) is required to be presented separately in OCI.
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
 • May be adopted using a full retrospective approach or a modified, cumulative effect approach wherein the guidance is applied only to existing contracts as of the date of initial application, and to new contracts transacted after that date.

 • Required effective date: January 1, 2018.(a)
 • Because the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other U.S. GAAP, the Firm does not expect the new revenue recognition guidance to have a material impact on the elements of its Consolidated results of operations most closely associated with financial instruments, including securities gains, interest income and interest expense.
 • The Firm plans to adopt the revenue recognition guidance in the first quarter of 2018. The Firm’s implementation efforts include the identification of revenue within the scope of the guidance, as well as the evaluation of revenue contracts. While the Firm has not yet identified any material changes in the timing of revenue recognition, the Firm’s review is ongoing, and it continues to evaluate the presentation of certain contract costs (whether presented gross or offset against revenue).

Recognition and measurement of financial assets and financial liabilities Issued January 2016
 • Requires that certain equity instruments be measured at fair value, with changes in fair value recognized in earnings.
 • Generally requires a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption.
• Required effective date: January 1, 2018. • The Firm is currently evaluating the potential impact on the Consolidated Financial Statements.

FASB Standards Issued but not yet Adopted (continued)

Standard	Summary of guidance	Effects on financial statements
Leases Issued February 2016
 • Requires lessees to recognize all leases longer than twelve months on the Consolidated balance sheets as lease liabilities with corresponding right-of-use assets.
 • Requires lessees and lessors to classify most leases using principles similar to existing lease accounting, but eliminates the “bright line” classification tests.
 • Expands qualitative and quantitative disclosures regarding leasing arrangements.
 • Requires adoption using a modified cumulative effect approach wherein the guidance is applied to all periods presented.

 • Required effective date: January 1, 2019.(a)
 • The Firm is currently evaluating the potential impact on the Consolidated Financial Statements by reviewing its existing lease contracts and service contracts that may include embedded leases. The Firm expects a gross-up of its Consolidated balance sheets as a result of recognizing lease liabilities and right of use assets; the extent of such gross-up is under evaluation. The Firm does not expect material changes to the recognition of operating lease expense in its Consolidated results of operations.

Financial instruments - credit losses Issued June 2016
 • Replaces existing incurred loss impairment guidance and establishes a single allowance framework for financial assets carried at amortized cost (including HTM securities), which will reflect management’s estimate of credit losses over the full remaining expected life of the financial assets.
 • Eliminates existing guidance for PCI loans, and requires recognition of an allowance for expected credit losses on financial assets purchased with more than insignificant credit deterioration since origination.
 • Amends existing impairment guidance for AFS securities to incorporate an allowance, which will allow for reversals of impairment losses in the event that the credit of an issuer improves.
 • Requires a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption.

 • Required effective date: January 1, 2020.(b)
 • The Firm has begun its implementation efforts by establishing a firmwide, cross-discipline governance structure.  The Firm is currently identifying key interpretive issues, and is assessing existing credit loss forecasting models and processes against the new guidance to determine what modifications may be required.
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

Classification of certain cash receipts and cash payments in the statement of cash flows Issued August 2016
 • Provides targeted amendments to the classification of certain cash flows, including treatment of cash payments for settlement of zero-coupon debt instruments and distributions received from equity method investments.
 • Requires retrospective application to all periods presented.
• Required effective date: January 1, 2018.(a) • The Firm is currently evaluating the potential impact on the Consolidated Financial Statements.

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
All forward-looking statements are, by their nature, subject to risks and uncertainties, many of which are beyond the Firm’s control. JPMorgan Chase’s actual future results may differ materially from those set forth in its forward-looking statements. While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ from those in the forward-looking statements:

•	Local, regional and global business, economic and political conditions and geopolitical events;

•	Changes in laws and regulatory requirements, including capital and liquidity requirements affecting the Firm’s businesses, and the ability of the Firm to address those requirements;

•	Heightened regulatory and governmental oversight and scrutiny of JPMorgan Chase’s business practices, including dealings with retail customers;

•	Changes in trade, monetary and fiscal policies and laws;

•	Changes in income tax laws and regulations;

•	Securities and capital markets behavior, including changes in market liquidity and volatility;

•	Changes in investor sentiment or consumer spending or savings behavior;

•	Ability of the Firm to manage effectively its capital and liquidity, including approval of its capital plans by banking regulators;

•	Changes in credit ratings assigned to the Firm or its subsidiaries;

•	Damage to the Firm’s reputation;

•	Ability of the Firm to deal effectively with an economic slowdown or other economic or market disruption;

•	Technology changes instituted by the Firm, its counterparties or competitors;

•	The success of the Firm’s business simplification initiatives and the effectiveness of its control agenda;

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

JPMorgan Chase & Co.
Consolidated statements of income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2016	2015	2016	2015
Revenue
Investment banking fees	$1,866	$1,604	$4,843	$5,231
Principal transactions	3,451	2,367	9,106	8,856
Lending- and deposit-related fees	1,484	1,463	4,290	4,244
Asset management, administration and commissions	3,597	3,845	10,902	11,667
Securities gains	64	33	136	129
Mortgage fees and related income	624	469	1,980	1,957
Card income	1,202	1,447	3,861	4,493
Other income	782	628	2,844	1,796
Noninterest revenue	13,070	11,856	37,962	38,373
Interest income	14,070	12,739	41,435	37,818
Interest expense	2,467	1,815	7,105	5,533
Net interest income	11,603	10,924	34,330	32,285
Total net revenue	24,673	22,780	72,292	70,658

Provision for credit losses	1,271	682	4,497	2,576

Noninterest expense
Compensation expense	7,669	7,320	23,107	23,057
Occupancy expense	899	965	2,681	2,821
Technology, communications and equipment expense	1,741	1,546	5,024	4,536
Professional and outside services	1,665	1,776	4,913	5,178
Marketing	825	704	2,200	1,937
Other expense	1,664	3,057	4,013	7,222
Total noninterest expense	14,463	15,368	41,938	44,751
Income before income tax expense/(benefit)	8,939	6,730	25,857	23,331
Income tax expense/(benefit)	2,653	(74)	7,851	4,323
Net income	$6,286	$6,804	$18,006	$19,008
Net income applicable to common stockholders	$5,747	$6,270	$16,403	$17,498
Net income per common share data
Basic earnings per share	$1.60	$1.70	$4.51	$4.72
Diluted earnings per share	1.58	1.68	4.48	4.68

Weighted-average basic shares	3,597.4	3,694.4	3,634.4	3,709.2
Weighted-average diluted shares	3,629.6	3,725.6	3,664.3	3,742.2
Cash dividends declared per common share	$0.48	$0.44	$1.40	$1.28
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of comprehensive income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2016	2015	2016	2015
Net income	$6,286	$6,804	$18,006	$19,008
Other comprehensive income/(loss), after–tax
Unrealized gains/(losses) on investment securities	(160)	(291)	1,132	(1,621)
Translation adjustments, net of hedges	4	(5)	5	(12)
Cash flow hedges	36	(106)	(121)	51
Defined benefit pension and OPEB plans	42	51	123	144
DVA on fair value option elected liabilities	(66)	NA	(11)	NA
Total other comprehensive income/(loss), after–tax	(144)	(351)	1,128	(1,438)
Comprehensive income	$6,142	$6,453	$19,134	$17,570
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated balance sheets (unaudited)

(in millions, except share data)	Sep 30, 2016	Dec 31, 2015
Assets
Cash and due from banks	$21,390	$20,490
Deposits with banks	396,200	340,015
Federal funds sold and securities purchased under resale agreements (included $22,986 and $23,141 at fair value)	232,637	212,575
Securities borrowed (included $0 and $395 at fair value)	109,197	98,721
Trading assets (included assets pledged of $123,775 and $115,284)	374,837	343,839
Securities (included $220,390 and $241,754 at fair value and assets pledged of $18,501 and $14,883)	272,401	290,827
Loans (included $1,911 and $2,861 at fair value)	888,054	837,299
Allowance for loan losses	(14,204)	(13,555)
Loans, net of allowance for loan losses	873,850	823,744
Accrued interest and accounts receivable	64,333	46,605
Premises and equipment	14,208	14,362
Goodwill	47,302	47,325
Mortgage servicing rights	4,937	6,608
Other intangible assets	887	1,015
Other assets (included $7,561 and $7,604 at fair value and assets pledged of $1,522 and $1,286)	108,850	105,572
Total assets(a)	$2,521,029	$2,351,698
Liabilities
Deposits (included $12,991 and $12,516 at fair value)	$1,376,138	$1,279,715
Federal funds purchased and securities loaned or sold under repurchase agreements (included $1,436 and $3,526 at fair value)	168,491	152,678
Commercial paper	12,258	15,562
Other borrowed funds (included $10,021 and $9,911 at fair value)	24,479	21,105
Trading liabilities	143,269	126,897
Accounts payable and other liabilities (included $7,390 and $4,401 at fair value)	190,412	177,638
Beneficial interests issued by consolidated VIEs (included $48 and $787 at fair value)	42,233	41,879
Long-term debt (included $38,722 and $33,065 at fair value)	309,418	288,651
Total liabilities(a)	2,266,698	2,104,125
Commitments and contingencies (see Notes 21 and 23)
Stockholders’ equity
Preferred stock ($1 par value; authorized 200,000,000 shares; issued 2,606,750 shares)	26,068	26,068
Common stock ($1 par value; authorized 9,000,000,000 shares; issued 4,104,933,895 shares)	4,105	4,105
Additional paid-in capital	92,103	92,500
Retained earnings	157,870	146,420
Accumulated other comprehensive income	1,474	192
Shares held in restricted stock units (“RSU”) Trust, at cost (472,953 shares)	(21)	(21)
Treasury stock, at cost (526,669,617 and 441,459,392 shares)	(27,268)	(21,691)
Total stockholders’ equity	254,331	247,573
Total liabilities and stockholders’ equity	$2,521,029	$2,351,698

(a)
The following table presents information on assets and liabilities related to VIEs that are consolidated by the Firm at September 30, 2016, and December 31, 2015. The difference between total VIE assets and liabilities represents the Firm’s interests in those entities, which were eliminated in consolidation.

(in millions)	Sep 30, 2016	Dec 31, 2015
Assets
Trading assets	$3,169	$3,736
Loans	76,333	75,104
All other assets	3,437	2,765
Total assets	$82,939	$81,605
Liabilities
Beneficial interests issued by consolidated VIEs	$42,233	$41,879
All other liabilities	738	809
Total liabilities	$42,971	$42,688
The assets of the consolidated VIEs are used to settle the liabilities of those entities. The holders of the beneficial interests do not have recourse to the general credit of JPMorgan Chase. At September 30, 2016, and December 31, 2015, the Firm provided limited program-wide credit enhancements of $2.4 billion and $2.0 billion respectively related to its Firm-administered multi-seller conduits, which are eliminated in consolidation. For further discussion, see Note 15.
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of changes in stockholders’ equity (unaudited)

	Nine months ended September 30,
(in millions, except per share data)	2016	2015
Preferred stock
Balance at January 1	$26,068	$20,063
Issuance of preferred stock	—	6,005
Balance at September 30	26,068	26,068
Common stock
Balance at January 1 and September 30	4,105	4,105
Additional paid-in capital
Balance at January 1	92,500	93,270
Shares issued and commitments to issue common stock for employee stock-based compensation awards, and related tax effects	(380)	(635)
Other	(17)	(319)
Balance at September 30	92,103	92,316
Retained earnings
Balance at January 1	146,420	129,977
Cumulative effect of change in accounting principle	(154)	—
Net income	18,006	19,008
Dividends declared:
Preferred stock	(1,235)	(1,097)
Common stock ($1.40 and $1.28 per share)	(5,167)	(4,838)
Balance at September 30	157,870	143,050
Accumulated other comprehensive income
Balance at January 1	192	2,189
Cumulative effect of change in accounting principle	154	—
Other comprehensive income/(loss)	1,128	(1,438)
Balance at September 30	1,474	751
Shares held in RSU Trust, at cost
Balance at January 1 and September 30	(21)	(21)
Treasury stock, at cost
Balance at January 1	(21,691)	(17,856)
Purchase of treasury stock	(6,831)	(4,397)
Reissuance from treasury stock	1,254	1,712
Balance at September 30	(27,268)	(20,541)
Total stockholders’ equity	$254,331	$245,728
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of cash flows (unaudited)

	Nine months ended September 30,
(in millions)	2016	2015
Operating activities
Net income	$18,006	$19,008
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	4,497	2,576
Depreciation and amortization	4,032	3,667
Deferred tax expense/(benefit)	851	(530)
Other	1,424	1,410
Originations and purchases of loans held-for-sale	(32,619)	(36,188)
Proceeds from sales, securitizations and paydowns of loans held-for-sale	31,756	39,332
Net change in:
Trading assets	(44,082)	44,473
Securities borrowed	(10,475)	4,828
Accrued interest and accounts receivable	(17,731)	11,416
Other assets	(6,428)	(6,229)
Trading liabilities	23,308	(6,625)
Accounts payable and other liabilities	5,655	(13,420)
Other operating adjustments	3,091	(6,419)
Net cash provided by/(used in) operating activities	(18,715)	57,299
Investing activities
Net change in:
Deposits with banks	(56,185)	108,281
Federal funds sold and securities purchased under resale agreements	(20,048)	(2,626)
Held-to-maturity securities:
Proceeds from paydowns and maturities	4,442	4,790
Purchases	(134)	(5,930)
Available-for-sale securities:
Proceeds from paydowns and maturities	49,652	58,281
Proceeds from sales	34,971	29,303
Purchases	(66,767)	(54,034)
Proceeds from sales and securitizations of loans held-for-investment	8,761	14,634
Other changes in loans, net	(65,204)	(75,891)
All other investing activities, net	(1,590)	2,914
Net cash provided by/(used in) investing activities	(112,102)	79,722
Financing activities
Net change in:
Deposits	113,365	(96,466)
Federal funds purchased and securities loaned or sold under repurchase agreements	15,797	(11,789)
Commercial paper and other borrowed funds	(469)	(47,615)
Beneficial interests issued by consolidated VIEs	(4,767)	(1,374)
Proceeds from long-term borrowings	72,021	70,243
Payments of long-term borrowings	(51,054)	(51,382)
Proceeds from issuance of preferred stock	—	5,893
Treasury stock purchased	(6,831)	(4,397)
Dividends paid	(6,189)	(5,678)
All other financing activities, net	(174)	(948)
Net cash provided by/(used in) financing activities	131,699	(143,513)
Effect of exchange rate changes on cash and due from banks	18	(81)
Net increase/(decrease) in cash and due from banks	900	(6,573)
Cash and due from banks at the beginning of the period	20,490	27,831
Cash and due from banks at the end of the period	$21,390	$21,258
Cash interest paid	$6,922	$5,624
Cash income taxes paid, net	1,810	6,871

The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

See the Glossary of Terms and Acronyms on pages 172–179 for definitions of terms and acronyms used throughout the Notes to Consolidated Financial Statements.

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
Effective January 1, 2016, the Firm adopted new accounting guidance related to the consolidation of legal entities such as limited partnerships, limited liability corporations, and securitization structures. The guidance eliminated the deferral issued by the FASB in February 2010 of the accounting guidance for VIEs for certain investment funds, including mutual funds, private equity funds and hedge funds. In addition, the guidance amends the evaluation of fees paid to a decision-maker or a service provider, and exempts certain money market funds from consolidation. Furthermore, asset management funds structured as limited partnerships or certain limited liability companies are now evaluated for consolidation as voting interest entities if the non-managing partners or members have the ability to remove the Firm as the general partner or managing member without cause (i.e., kick-out rights) based on a simple majority vote. Accordingly, the Firm does not consolidate these voting interest entities. However, in the limited cases where the non-managing partners or members do not have substantive kick-out or participating rights, the Firm evaluates the funds as VIEs and consolidates if it is the general partner or managing member and has a potentially significant variable interest. There was no material impact on the Firm’s Consolidated Financial Statements upon adoption of this accounting guidance.
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

Note 2 – Business changes and developments
Increase in common stock dividend
The Board of Directors increased the Firm’s quarterly
common stock dividend from $0.44 per share to $0.48 per
share, effective with the dividend paid on July 31, 2016, to stockholders of record at the close of business on July 6, 2016.
Subsequent event
On October 31, 2016, the Firm announced that it had commenced a cash tender offer (the “Offer”) for any and all of the outstanding trust preferred securities issued by Chase Capital II, First Chicago NBD Capital I, Chase Capital III, Chase Capital VI, J.P. Morgan Chase Capital XIII, JPMorgan Chase Capital XXI and JPMorgan Chase Capital XXIII. The outstanding amount of the securities issued by such trusts is $3.2 billion. The Offer is conditioned on the satisfaction of certain general conditions as described in the Offer, but is not conditioned upon any minimum amount of securities being tendered. The Offer will expire at 5:00 p.m., New York City time, on November 4, 2016, unless extended or earlier terminated.

Note 3 – Fair value measurement
For a discussion of the Firm’s valuation methodologies for assets, liabilities and lending-related commitments measured at fair value and the fair value hierarchy, see Note 3 of JPMorgan Chase’s 2015 Annual Report.

The following table presents the asset and liabilities reported at fair value as of September 30, 2016, and December 31, 2015, by major product category and fair value hierarchy.

Assets and liabilities measured at fair value on a recurring basis
	Fair value hierarchy			Derivative netting adjustments
September 30, 2016 (in millions)	Level 1	Level 2	Level 3		Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$22,986	$—	$—	$22,986
Securities borrowed	—	—	—	—	—
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies(a)	5	35,080	426	—	35,511
Residential – nonagency	—	1,405	106	—	1,511
Commercial – nonagency	—	1,188	41	—	1,229
Total mortgage-backed securities	5	37,673	573	—	38,251
U.S. Treasury and government agencies(a)	25,668	6,346	—	—	32,014
Obligations of U.S. states and municipalities	—	7,722	596	—	8,318
Certificates of deposit, bankers’ acceptances and commercial paper	—	1,527	—	—	1,527
Non-U.S. government debt securities	31,566	30,186	41	—	61,793
Corporate debt securities	—	24,458	500	—	24,958
Loans(b)	—	26,039	4,930	—	30,969
Asset-backed securities	—	3,390	326	—	3,716
Total debt instruments	57,239	137,341	6,966	—	201,546
Equity securities	91,994	214	272	—	92,480
Physical commodities(c)	4,137	1,857	—	—	5,994
Other	—	8,504	681	—	9,185
Total debt and equity instruments(d)	153,370	147,916	7,919	—	309,205
Derivative receivables:
Interest rate	242	841,029	2,744	(809,416)	34,599
Credit	—	34,003	1,604	(34,797)	810
Foreign exchange	844	165,197	993	(150,196)	16,838
Equity	—	37,158	742	(31,041)	6,859
Commodity	129	18,807	106	(12,569)	6,473
Total derivative receivables(e)	1,215	1,096,194	6,189	(1,038,019)	65,579
Total trading assets(f)	154,585	1,244,110	14,108	(1,038,019)	374,784
Available-for-sale securities:
Mortgage-backed securities:
U.S. government agencies(a)	—	56,822	—	—	56,822
Residential – nonagency	—	15,905	1	—	15,906
Commercial – nonagency	—	11,524	—	—	11,524
Total mortgage-backed securities	—	84,251	1	—	84,252
U.S. Treasury and government agencies(a)	21,477	31	—	—	21,508
Obligations of U.S. states and municipalities	—	31,403	—	—	31,403
Certificates of deposit	—	108	—	—	108
Non-U.S. government debt securities	24,748	12,505	—	—	37,253
Corporate debt securities	—	5,383	—	—	5,383
Asset-backed securities:
Collateralized loan obligations	—	29,943	778	—	30,721
Other	—	7,674	2	—	7,676
Equity securities	2,086	—	—	—	2,086
Total available-for-sale securities	48,311	171,298	781	—	220,390
Loans	—	1,067	844	—	1,911
Mortgage servicing rights	—	—	4,937	—	4,937
Other assets:
Private equity investments(g)	79	—	1,680	—	1,759
All other	4,132	—	685	—	4,817
Total other assets(f)	4,211	—	2,365	—	6,576
Total assets measured at fair value on a recurring basis	$207,107	$1,439,461	$23,035	$(1,038,019)	$631,584
Deposits	$—	$10,362	$2,629	$—	$12,991
Federal funds purchased and securities loaned or sold under repurchase agreements	—	1,436	—	—	1,436
Other borrowed funds	—	8,970	1,051	—	10,021
Trading liabilities:
Debt and equity instruments(d)	74,168	20,903	55	—	95,126
Derivative payables:
Interest rate	367	798,317	1,501	(786,925)	13,260
Credit	—	33,794	1,511	(34,034)	1,271
Foreign exchange	809	162,030	2,581	(149,890)	15,530
Equity	—	37,116	3,179	(31,772)	8,523
Commodity	173	20,922	1,000	(12,536)	9,559
Total derivative payables(e)	1,349	1,052,179	9,772	(1,015,157)	48,143
Total trading liabilities	75,517	1,073,082	9,827	(1,015,157)	143,269
Accounts payable and other liabilities	7,376	—	14	—	7,390
Beneficial interests issued by consolidated VIEs	—	—	48	—	48
Long-term debt	—	24,993	13,729	—	38,722
Total liabilities measured at fair value on a recurring basis	$82,893	$1,118,843	$27,298	$(1,015,157)	$213,877

	Fair value hierarchy			Derivative netting adjustments
December 31, 2015 (in millions)	Level 1	Level 2	Level 3		Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$23,141	$—	$—	$23,141
Securities borrowed	—	395	—	—	395
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies(a)	6	31,815	715	—	32,536
Residential – nonagency	—	1,299	194	—	1,493
Commercial – nonagency	—	1,080	115	—	1,195
Total mortgage-backed securities	6	34,194	1,024	—	35,224
U.S. Treasury and government agencies(a)	12,036	6,985	—	—	19,021
Obligations of U.S. states and municipalities	—	6,986	651	—	7,637
Certificates of deposit, bankers’ acceptances and commercial paper	—	1,042	—	—	1,042
Non-U.S. government debt securities	27,974	25,064	74	—	53,112
Corporate debt securities	—	22,807	736	—	23,543
Loans(b)	—	22,211	6,604	—	28,815
Asset-backed securities	—	2,392	1,832	—	4,224
Total debt instruments	40,016	121,681	10,921	—	172,618
Equity securities	94,059	606	265	—	94,930
Physical commodities(c)	3,593	1,064	—	—	4,657
Other	—	11,152	744	—	11,896
Total debt and equity instruments(d)	137,668	134,503	11,930	—	284,101
Derivative receivables:
Interest rate	354	666,491	2,766	(643,248)	26,363
Credit	—	48,850	2,618	(50,045)	1,423
Foreign exchange	734	177,525	1,616	(162,698)	17,177
Equity	—	35,150	709	(30,330)	5,529
Commodity	108	24,720	237	(15,880)	9,185
Total derivative receivables(e)	1,196	952,736	7,946	(902,201)	59,677
Total trading assets(f)	138,864	1,087,239	19,876	(902,201)	343,778
Available-for-sale securities:
Mortgage-backed securities:
U.S. government agencies(a)	—	55,066	—	—	55,066
Residential – nonagency	—	27,618	1	—	27,619
Commercial – nonagency	—	22,897	—	—	22,897
Total mortgage-backed securities	—	105,581	1	—	105,582
U.S. Treasury and government agencies(a)	10,998	38	—	—	11,036
Obligations of U.S. states and municipalities	—	33,550	—	—	33,550
Certificates of deposit	—	283	—	—	283
Non-U.S. government debt securities	23,199	13,477	—	—	36,676
Corporate debt securities	—	12,436	—	—	12,436
Asset-backed securities:
Collateralized loan obligations	—	30,248	759	—	31,007
Other	—	9,033	64	—	9,097
Equity securities	2,087	—	—	—	2,087
Total available-for-sale securities	36,284	204,646	824	—	241,754
Loans	—	1,343	1,518	—	2,861
Mortgage servicing rights	—	—	6,608	—	6,608
Other assets:				—
Private equity investments(g)	102	101	1,657	—	1,860
All other	3,815	28	744	—	4,587
Total other assets(f)	3,917	129	2,401	—	6,447
Total assets measured at fair value on a recurring basis	$179,065	$1,316,893	$31,227	$(902,201)	$624,984
Deposits	$—	$9,566	$2,950	$—	$12,516
Federal funds purchased and securities loaned or sold under repurchase agreements	—	3,526	—	—	3,526
Other borrowed funds	—	9,272	639	—	9,911
Trading liabilities:
Debt and equity instruments(d)	53,845	20,199	63	—	74,107
Derivative payables:
Interest rate	216	633,060	1,890	(624,945)	10,221
Credit	—	48,460	2,069	(48,988)	1,541
Foreign exchange	669	187,890	2,341	(171,131)	19,769
Equity	—	36,440	2,223	(29,480)	9,183
Commodity	52	26,430	1,172	(15,578)	12,076
Total derivative payables(e)	937	932,280	9,695	(890,122)	52,790
Total trading liabilities	54,782	952,479	9,758	(890,122)	126,897
Accounts payable and other liabilities	4,382	—	19	—	4,401
Beneficial interests issued by consolidated VIEs	—	238	549	—	787
Long-term debt	—	21,452	11,613	—	33,065
Total liabilities measured at fair value on a recurring basis	$59,164	$996,533	$25,528	$(890,122)	$191,103

(a)
At September 30, 2016, and December 31, 2015, included total U.S. government-sponsored enterprise obligations of $65.0 billion and $67.0 billion, respectively, which were predominantly mortgage-related.

(b)
At September 30, 2016, and December 31, 2015, included within trading loans were $15.3 billion and $11.8 billion, respectively, of residential first-lien mortgages, and $4.0 billion and $4.3 billion, respectively, of commercial first-lien mortgages. Residential mortgage loans include conforming mortgage loans originated with the intent to sell to U.S. government agencies of $10.1 billion and $5.3 billion, respectively, and reverse mortgages of $2.2 billion and $2.5 billion, respectively.

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

(e)
As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists. For purposes of the tables above, the Firm does not reduce derivative receivables and derivative payables balances for this netting adjustment, either within or across the levels of the fair value hierarchy, as such netting is not relevant to a presentation based on the transparency of inputs to the valuation of an asset or liability. However, if the Firm were to net such balances within level 3, the reduction in the level 3 derivative receivables and payables balances would be $1.9 billion and $546 million at September 30, 2016, and December 31, 2015, respectively; this is exclusive of the netting benefit associated with cash collateral, which would further reduce the level 3 balances.

(f)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient are not required to be classified in the fair value hierarchy. At September 30, 2016, and December 31, 2015, the fair values of these investments, which include certain hedge funds, private equity funds, real estate and other funds, were $1.0 billion and $1.2 billion, respectively. Included in the balances at September 30, 2016, and December 31, 2015, were trading assets of $53 million and $61 million, respectively, and other assets of $985 million and $1.2 billion, respectively.

(g)
Private equity instruments represent investments within Corporate. The portion of the private equity investment portfolio carried at fair value on a recurring basis had a cost basis of $2.8 billion and $3.5 billion at September 30, 2016, and December 31, 2015, respectively.

Transfers between levels for instruments carried at fair value on a recurring basis
For the three and nine months ended September 30, 2016 and 2015, there were no individually significant transfers between levels 1 and 2, or from level 2 into level 3. In addition, during the three months ended September 30, 2016, there were no individually significant transfers from level 3 to level 2.
During the nine months ended September 30, 2016, transfers from level 3 to level 2 included $1.3 billion of long-term debt driven by an increase in observability and a reduction of the significance in the unobservable inputs for certain structured notes.
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
In addition, during the nine months ended September 30, 2015 transfers from level 3 into level 2 included $2.3 billion of trading loans driven by an increase in observability of certain collateralized financing transactions; and $2.2 billion of corporate debt driven by a reduction of the significance in the unobservable inputs and an increase in observability for certain structured products.
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
For the Firm’s derivatives and structured notes positions classified within level 3 at September 30, 2016, interest rate correlation inputs used in estimating fair value were concentrated towards the upper end of the range presented; equity correlation inputs were concentrated at the upper end of the range; the credit correlation inputs were distributed across the range presented; and the foreign exchange correlation inputs were concentrated at the upper end of the range presented. In addition, the interest rate volatility inputs used in estimating fair value were distributed across the range presented. The equity volatilities are concentrated in the lower half end of the range. The forward commodity prices used in estimating the fair value of commodity derivatives were concentrated in the middle of the range presented.

Level 3 inputs(a)
September 30, 2016 (in millions, except for ratios and basis points)
Product/Instrument	Fair value		Principal valuation technique	Unobservable inputs	Range of input values					Weighted average
Residential mortgage-backed securities and loans	$3,103		Discounted cash flows	Yield	4%		–	13%		5%
				Prepayment speed	0%		–	20%		9%
				Conditional default rate	0%		–	25%		5%
				Loss severity	0%		–	90%		43%
Commercial mortgage-backed securities and loans(b)	2,205	2,197	Discounted cash flows	Yield	1%		–	25%		6%
				Conditional default rate	0%		–	100%		67%
				Loss severity	40%					40%
Corporate debt securities, obligations of U.S. states and municipalities, and other(c)	860		Discounted cash flows	Credit spread	40	bps	–	375	bps	140	bps
				Yield	2%		–	18%		9%
	3,117		Market comparables	Price	$—		–	$340		$91
Net interest rate derivatives	1,243		Option pricing	Interest rate correlation	(34)%		–	97%
				Interest rate spread volatility	3%		–	38%
Net credit derivatives(b)(c)	93		Discounted cash flows	Credit correlation	25%		–	85%
Net foreign exchange derivatives	(1,588)		Option pricing	Foreign exchange correlation	(20)%		–	70%
Net equity derivatives	(2,437)		Option pricing	Equity volatility	20%		–	60%
Net commodity derivatives	(894)		Discounted cash flows	Forward commodity price	$38		–	$54 per barrel
Collateralized loan obligations	778		Discounted cash flows	Credit spread	370	bps	–	543	bps	404	bps
				Prepayment speed	20%					20%
				Conditional default rate	2%					2%
				Loss severity	30%					30%
	165		Market comparables	Price	$—		–	$121		$69
MSRs	4,937		Discounted cash flows	Refer to Note 16
Private equity investments	1,680		Market comparables	EBITDA multiple	6.4	x	–	11	x	7.8 x
Long-term debt, other borrowed funds, and deposits(d)	16,999		Option pricing	Interest rate correlation	(34)%		–	97%
				Interest rate spread volatility	3%		–	38%
				Foreign exchange correlation	(20)%		–	70%
				Equity correlation	(50)%		–	75%
	410		Discounted cash flows	Credit correlation	25%		–	85%
Beneficial interests issued by consolidated VIEs(e)	48		Discounted cash flows	Yield	8%		–	12%		10%
				Prepayment speed	0%		–	3%		1%
				Conditional default rate	3%		–	16%		12%
				Loss severity	85%		–	140%		114%

(a)	The categories presented in the table have been aggregated based upon the product type, which may differ from their classification on the Consolidated balance sheets.

(b)
The unobservable inputs and associated input ranges for approximately $293 million of credit derivative receivables and $258 million of credit derivative payables with underlying commercial mortgage risk have been included in the inputs and ranges provided for commercial MBS and loans.

(c)
The unobservable inputs and associated input ranges for approximately $384 million of credit derivative receivables and $356 million of credit derivative payables with underlying ABS risk have been included in the inputs and ranges provided for corporate debt securities, obligations of U.S. states and municipalities and other.

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

(e)	The parameters are related to residential MBS.
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
Changes in level 3 recurring fair value measurements
The following tables include a rollforward of the Consolidated balance sheets amounts (including changes in fair value) for financial instruments classified by the Firm within level 3 of the fair value hierarchy for the three and nine months ended September 30, 2016 and 2015. When a determination is made to classify a financial instrument within level 3, the determination is based on the significance of the unobservable parameters to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. Also, the Firm risk-manages the observable components of level 3 financial instruments using securities and derivative positions that are classified within level 1 or 2 of the fair value hierarchy; as these level 1 and level 2 risk management instruments are not included below, the gains or losses in the following tables do not reflect the effect of the Firm’s risk management activities related to such level 3 instruments.

	Fair value measurements using significant unobservable inputs
Three months ended September 30, 2016 (in millions)	Fair value at July 1, 2016	Total realized/unrealized gains/(losses)						Transfers into and/or out of level 3(i)	Fair value at September 30, 2016	Change in unrealized gains/(losses) related to financial instruments held at Sept 30, 2016
				Purchases(g)	Sales		Settlements(h)
Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	473	(4)		4	(22)		(31)	6	426	—
Residential – nonagency	200	(3)		43	(66)		(5)	(63)	106	1
Commercial – nonagency	30	—		—	(1)		(1)	13	41	—
Total mortgage-backed securities	703	(7)		47	(89)		(37)	(44)	573	1
Obligations of U.S. states and municipalities	551	2		68	(25)		—	—	596	2
Non-U.S. government debt securities	37	(1)		54	(35)		(2)	(12)	41	(1)
Corporate debt securities	516	17		63	(43)		(30)	(23)	500	(1)
Loans	6,016	23		498	(1,111)		(297)	(199)	4,930	18
Asset-backed securities	959	18		133	(173)		(40)	(571)	326	13
Total debt instruments	8,782	52		863	(1,476)		(406)	(849)	6,966	32
Equity securities	246	21		42	(35)		(2)	—	272	18
Other	670	45		276	—		(305)	(5)	681	30
Total trading assets – debt and equity instruments	9,698	118	(c)	1,181	(1,511)		(713)	(854)	7,919	80	(c)
Net derivative receivables:(a)
Interest rate	1,107	247		36	(7)		(319)	179	1,243	79
Credit	279	(231)		8	—		48	(11)	93	(237)
Foreign exchange	(1,205)	126		—	(5)		(509)	5	(1,588)	(103)
Equity	(1,892)	(251)		106	(249)		158	(309)	(2,437)	(67)
Commodity	(719)	(169)		—	(9)		10	(7)	(894)	1
Total net derivative receivables	(2,430)	(278)	(c)	150	(270)		(612)	(143)	(3,583)	(327)	(c)
Available-for-sale securities:
Asset-backed securities	809	18		—	—		(5)	(42)	780	18
Other	1	—		—	—		—	—	1	—
Total available-for-sale securities	810	18	(d)	—	—		(5)	(42)	781	18	(d)
Loans	785	7	(c)	75	—		(23)	—	844	7	(c)
Mortgage servicing rights	5,072	(87)	(e)	190	(5)		(233)	—	4,937	(87)	(e)
Other assets:
Private equity investments	1,656	28	(c)	6	—		(10)	—	1,680	17	(c)
All other	713	(4)	(f)	—	—		(24)	—	685	(2)	(f)

	Fair value measurements using significant unobservable inputs
Three months ended September 30, 2016 (in millions)	Fair value at July 1, 2016	Total realized/unrealized (gains)/losses						Transfers into and/or out of level 3(i)	Fair value at September 30, 2016	Change in unrealized (gains)/losses related to financial instruments held at Sept 30, 2016
				Purchases	Sales	Issuances	Settlements(h)
Liabilities:(b)
Deposits	$2,409	$1	(c)	$—	$—	$602	$(191)	$(192)	$2,629	$(10)	(c)
Other borrowed funds	907	(67)	(c)	—	—	584	(420)	47	1,051	(48)	(c)
Trading liabilities – debt and equity instruments	57	(4)	(c)	(8)	5	—	(6)	11	55	—	(c)
Accounts payable and other liabilities	15	—		—	—	—	(1)	—	14	—
Beneficial interests issued by consolidated VIEs	584	(11)	(c)	—	—	—	(525)	—	48	7	(c)
Long-term debt	13,147	324	(c)	—	—	1,877	(1,432)	(187)	13,729	268	(c)

	Fair value measurements using significant unobservable inputs
Three months ended September 30, 2015 (in millions)	Fair value at July 1, 2015	Total realized/unrealized gains/(losses)						Transfers into and/or out of level 3(i)	Fair value at September 30, 2015	Change in unrealized gains/(losses) related to financial instruments held at September 30, 2015
				Purchases(g)	Sales		Settlements(h)
Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$901	$(81)		$68	$(21)		$(28)	$(53)	$786	$(79)
Residential – nonagency	123	64		25	(95)		(9)	11	119	8
Commercial – nonagency	138	(3)		5	(15)		(8)	(88)	29	(4)
Total mortgage-backed securities	1,162	(20)		98	(131)		(45)	(130)	934	(75)
Obligations of U.S. states and municipalities	1,247	(7)		90	(23)		—	(735)	572	(8)
Non-U.S. government debt securities	208	11		18	(7)		(1)	(143)	86	18
Corporate debt securities	943	(21)		123	(100)		(84)	(24)	837	(6)
Loans	9,563	(73)		945	(672)		(1,494)	(255)	8,014	(104)
Asset-backed securities	1,539	(15)		485	(207)		(10)	14	1,806	(14)
Total debt instruments	14,662	(125)		1,759	(1,140)		(1,634)	(1,273)	12,249	(189)
Equity securities	310	9		26	(15)		(2)	7	335	9
Other	969	(23)		460	(263)		(89)	(559)	495	(15)
Total trading assets – debt and equity instruments	15,941	(139)	(c)	2,245	(1,418)		(1,725)	(1,825)	13,079	(195)	(c)
Net derivative receivables:(a)
Interest rate	859	244		9	(6)		(147)	(128)	831	77
Credit	432	7		6	(1)		48	20	512	13
Foreign exchange	405	(254)		1	(135)		(154)	(398)	(535)	(222)
Equity	(1,848)	348		196	(187)		172	(205)	(1,524)	277
Commodity	(594)	(553)		—	(2)		(100)	29	(1,220)	(231)
Total net derivative receivables	(746)	(208)	(c)	212	(331)		(181)	(682)	(1,936)	(86)	(c)
Available-for-sale securities:
Asset-backed securities	862	(27)		—	—		(5)	—	830	(26)
Other	13	—		—	—		(8)	—	5	—
Total available-for-sale securities	875	(27)	(d)	—	—		(13)	—	835	(26)	(d)
Loans	2,295	9	(c)	869	—		(298)	—	2,875	9	(c)
Mortgage servicing rights	7,571	(765)	(e)	143	—		(233)	—	6,716	(765)	(e)
Other assets:
Private equity investments(j)	1,987	(32)	(c)	70	(267)		(58)	—	1,700	(32)	(c)
All other(j)	839	80	(f)	—	—		(100)	—	819	82	(f)

	Fair value measurements using significant unobservable inputs
Three months ended September 30, 2015 (in millions)	Fair value at July 1, 2015	Total realized/unrealized (gains)/losses						Transfers into and/or out of level 3(i)	Fair value at September 30, 2015	Change in unrealized (gains)/losses related to financial instruments held at September 30, 2015
				Purchases	Sales	Issuances	Settlements(h)
Liabilities:(b)
Deposits	$3,528	$42	(c)	$—	$—	$327	$(280)	$(240)	$3,377	$54	(c)
Other borrowed funds(j)	1,261	(402)	(c)	—	—	575	(403)	(263)	768	(317)	(c)
Trading liabilities – debt and equity instruments	72	8	(c)	(10)	2	—	(6)	1	67	7	(c)
Accounts payable and other liabilities	23	—		—	—	—	(2)	—	21	—
Beneficial interests issued by consolidated VIEs(j)	1,140	(35)	(c)	—	—	—	(87)	—	1,018	(36)	(c)
Long-term debt	12,589	(420)	(c)	(58)	—	2,104	(1,048)	(2,311)	10,856	(392)	(c)

	Fair value measurements using significant unobservable inputs
Nine months ended September 30, 2016 (in millions)	Fair value at January 1, 2016	Total realized/unrealized gains/(losses)						Transfers into and/or out of level 3(i)	Fair value at September 30, 2016	Change in unrealized gains/(losses) related to financial instruments held at September 30, 2016
				Purchases(g)	Sales		Settlements(h)
Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$715	$(78)		$133	$(230)		$(89)	$(25)	$426	$(78)
Residential – nonagency	194	(4)		220	(250)		(16)	(38)	106	(3)
Commercial – nonagency	115	(6)		65	(29)		(1)	(103)	41	2
Total mortgage-backed securities	1,024	(88)		418	(509)		(106)	(166)	573	(79)
Obligations of U.S. states and municipalities	651	11		104	(132)		(38)	—	596	11
Non-U.S. government debt securities	74	1		83	(86)		(2)	(29)	41	(2)
Corporate debt securities	736	(15)		222	(187)		(155)	(101)	500	(28)
Loans	6,604	(165)		1,363	(2,255)		(939)	322	4,930	65
Asset-backed securities	1,832	35		565	(643)		(957)	(506)	326	(7)
Total debt instruments	10,921	(221)		2,755	(3,812)		(2,197)	(480)	6,966	(40)
Equity securities	265	18		75	(68)		(24)	6	272	32
Other	744	(1)		629	(287)		(340)	(64)	681	73
Total trading assets – debt and equity instruments	11,930	(204)	(c)	3,459	(4,167)		(2,561)	(538)	7,919	65	(c)
Net derivative receivables:(a)
Interest rate	876	787		142	(27)		(761)	226	1,243	(167)
Credit	549	(679)		8	(2)		165	52	93	(662)
Foreign exchange	(725)	(68)		58	(123)		(709)	(21)	(1,588)	(291)
Equity	(1,514)	(615)		248	(571)		231	(216)	(2,437)	(599)
Commodity	(935)	58		—	9		(30)	4	(894)	(7)
Total net derivative receivables	(1,749)	(517)	(c)	456	(714)		(1,104)	45	(3,583)	(1,726)	(c)
Available-for-sale securities:
Asset-backed securities	823	17		—	—		(18)	(42)	780	17
Other	1	—		—	—		—	—	1	—
Total available-for-sale securities	824	17	(d)	—	—		(18)	(42)	781	17	(d)
Loans	1,518	(7)	(c)	259	—		(613)	(313)	844	38	(c)
Mortgage servicing rights	6,608	(1,296)	(e)	410	(72)		(713)	—	4,937	(1,296)	(e)
Other assets:
Private equity investments	1,657	98	(c)	447	(427)		(95)	—	1,680	25	(c)
All other	744	72	(f)	30	(11)		(150)	—	685	69	(f)

	Fair value measurements using significant unobservable inputs
Nine months ended September 30, 2016 (in millions)	Fair value at January 1, 2016	Total realized/unrealized (gains)/losses						Transfers into and/or out of level 3(i)	Fair value at September 30, 2016	Change in unrealized (gains)/losses related to financial instruments held at September 30, 2016
				Purchases	Sales	Issuances	Settlements(h)
Liabilities:(b)
Deposits	$2,950	$76	(c)	—	$—	$1,085	$(868)	$(614)	$2,629	$(24)	(c)
Other borrowed funds	639	(223)	(c)	—		1,356	(789)	68	1,051	(113)	(c)
Trading liabilities – debt and equity instruments	63	(11)	(c)	(8)	23	—	(21)	9	55	—
Accounts payable and other liabilities	19	—		—	—	—	(5)	—	14	—
Beneficial interests issued by consolidated VIEs	549	(33)	(c)	—	—	143	(611)	—	48	—	(c)
Long-term debt	11,613	716	(c)	—	—	6,752	(4,327)	(1,025)	13,729	1,678	(c)

	Fair value measurements using significant unobservable inputs
Nine months ended September 30, 2015 (in millions)	Fair value at January 1, 2015	Total realized/unrealized gains/(losses)						Transfers into and/or out of level 3(i)	Fair value at September 30, 2015	Change in unrealized gains/(losses) related to financial instruments held at September 30, 2015
				Purchases(g)	Sales		Settlements(h)
Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$922	$(43)		$250	$(186)		$(102)	$(55)	$786	$(41)
Residential – nonagency	663	108		202	(558)		(19)	(277)	119	7
Commercial – nonagency	306	(12)		185	(215)		(22)	(213)	29	(5)
Total mortgage-backed securities	1,891	53		637	(959)		(143)	(545)	934	(39)
Obligations of U.S. states and municipalities	1,273	6		281	(133)		(27)	(828)	572	(7)
Non-U.S. government debt securities	302	20		173	(119)		(43)	(247)	86	16
Corporate debt securities	2,989	(71)		944	(909)		(119)	(1,997)	837	(2)
Loans	13,287	(64)		2,841	(3,821)		(2,313)	(1,916)	8,014	(254)
Asset-backed securities	1,264	(31)		1,781	(1,099)		(4)	(105)	1,806	(19)
Total debt instruments	21,006	(87)		6,657	(7,040)		(2,649)	(5,638)	12,249	(305)
Equity securities	431	55		76	(138)		(19)	(70)	335	58
Other	1,052	65		1,571	(1,298)		(305)	(590)	495	(25)
Total trading assets – debt and equity instruments	22,489	33	(c)	8,304	(8,476)		(2,973)	(6,298)	13,079	(272)	(c)
Net derivative receivables:(a)
Interest rate	626	737		451	(164)		(500)	(319)	831	310
Credit	189	101		16	(5)		174	37	512	237
Foreign exchange	(526)	691		14	(146)		(140)	(428)	(535)	222
Equity	(1,785)	673		620	(859)		(90)	(83)	(1,524)	414
Commodity	(565)	(464)		—	(2)		(151)	(38)	(1,220)	(154)
Total net derivative receivables	(2,061)	1,738	(c)	1,101	(1,176)		(707)	(831)	(1,936)	1,029	(c)
Available-for-sale securities:
Asset-backed securities	908	(34)		49	(43)		(50)	—	830	(28)
Other	129	—		—	—		(25)	(99)	5	—
Total available-for-sale securities	1,037	(34)	(d)	49	(43)		(75)	(99)	835	(28)	(d)
Loans	2,541	(111)	(c)	1,286	(83)		(758)	—	2,875	(108)	(c)
Mortgage servicing rights	7,436	(550)	(e)	882	(375)		(677)	—	6,716	(550)	(e)
Other assets:
Private equity investments(j)	2,225	15	(c)	77	(294)		(174)	(149)	1,700	—	(c)
All other(j)	959	90	(f)	65	(143)		(152)	—	819	66	(f)

	Fair value measurements using significant unobservable inputs
Nine months ended September 30, 2015 (in millions)	Fair value at January 1, 2015	Total realized/unrealized (gains)/losses						Transfers into and/or out of level 3(i)	Fair value at September 30, 2015	Change in unrealized (gains)/losses related to financial instruments held at September 30, 2015
				Purchases	Sales	Issuances	Settlements(h)
Liabilities:(b)
Deposits	$2,859	$(22)	(c)	$—	$—	$1,775	$(425)	$(810)	$3,377	$49	(c)
Other borrowed funds(j)	1,453	(525)	(c)	—	—	2,897	(2,545)	(512)	768	(424)	(c)
Trading liabilities – debt and equity instruments	72	13	(c)	(141)	149	—	(20)	(6)	67	7	(c)
Accounts payable and other liabilities	26	—		—	—	—	(5)	—	21	—
Beneficial interests issued by consolidated VIEs(j)	1,146	(52)	(c)	—	—	286	(362)	—	1,018	(49)	(c)
Long-term debt(j)	11,877	(617)	(c)	(58)	—	7,487	(5,205)	(2,628)	10,856	(583)	(c)

(a)	All level 3 derivatives are presented on a net basis, irrespective of the underlying counterparty.

(b)
Level 3 liabilities as a percentage of total Firm liabilities accounted for at fair value (including liabilities measured at fair value on a nonrecurring basis) were 13% at September 30, 2016 and 13% at December 31, 2015.

(c)
Predominantly reported in principal transactions revenue, except for changes in fair value for CCB mortgage loans and lending-related commitments originated with the intent to sell, and mortgage loan purchase commitments, which are reported in mortgage fees and related income.

(d)
Realized gains/(losses) on AFS securities, as well as other-than-temporary impairment ("OTTI") losses that are recorded in earnings, are reported in securities gains. Unrealized gains/(losses) are reported in OCI. Realized gains/(losses) and foreign exchange hedge accounting adjustments recorded in income on AFS securities were zero for the three months ended September 30, 2016 and 2015, respectively, and zero and $(7) million for the nine months ended September 30, 2016 and 2015, respectively. Unrealized gains/(losses) recorded on AFS securities in OCI were $18 million and $(27) million for the three months ended September 30, 2016 and 2015, respectively, and $16 million and $(27) million for the nine months ended September 30, 2016 and 2015, respectively.

(e)	Changes in fair value for CCB MSRs are reported in mortgage fees and related income.

(f)	Predominantly reported in other income.

(g)	Loan originations are included in purchases.

(h)	Includes financial assets and liabilities that have matured, been partially or fully repaid, impacts of modifications, and deconsolidation associated with beneficial interests in VIEs.

(i)	All transfers into and/or out of level 3 are assumed to occur at the beginning of the quarterly reporting period in which they occur.

(j)	Certain prior period amounts have been revised to conform with the current period presentation. The revision had no impact on the Firm’s Consolidated balance sheets or its results of operations.
Level 3 analysis
Consolidated balance sheets changes
Level 3 assets (including assets measured at fair value on a nonrecurring basis) were 0.9% of total Firm assets at September 30, 2016. The following describes significant changes to level 3 assets since December 31, 2015, for those items measured at fair value on a recurring basis. For further information on changes impacting items measured at fair value on a nonrecurring basis, see Assets and liabilities measured at fair value on a nonrecurring basis on page 101.
Three months ended September 30, 2016
Level 3 assets were $23.0 billion at September 30, 2016, reflecting a decrease of $3.0 billion from June 30, 2016 due to the following:

•
$1.8 billion decrease in trading assets – debt and equity instruments predominantly driven by a $1.1 billion decrease in trading asset loans due to sales, and lower trading ABS due to net transfers out of level 3.

•	$1.1 billion decrease in derivative receivables largely driven by decreases in foreign exchange and equity contracts due to transfers out of level 3.
Nine months ended September 30, 2016
Level 3 assets at September 30, 2016 decreased by $8.2 billion from December 31, 2015, due to the following:

•
$4.0 billion decrease in trading assets – debt and equity instruments driven by a $1.7 billion decrease in trading loans due to settlements and net sales, and a $1.5 billion decrease in ABS due to settlements and net transfers out of level 3.

•
$1.8 billion decrease in derivative receivables, largely driven by a $1.0 billion decrease in credit derivative contracts due to market movements, and a decrease in foreign exchange derivatives largely due to transfers out of level 3.

•	$1.7 billion decrease in the fair value of MSRs. For further details see Note 16
Gains and losses
The following describes significant components of total realized/unrealized gains/(losses) for instruments measured at fair value on a recurring basis for the periods indicated. For further information on these instruments, see Changes in level 3 recurring fair value measurements rollforward tables on pages 96–100.

Three months ended September 30, 2016

•	$198 million of net losses on assets and $243 million of net losses on liabilities, none of which were individually significant.
Three months ended September 30, 2015

•	$1.1 billion of net losses on assets of which $765 million was on MSRs. For more information, see Note 16.

•	$807 million of net loss on liabilities none of which were individually significant
Nine months ended September 30, 2016

•	$1.8 billion of net losses on assets largely driven by $1.3 billion loss on MSRs. For further details see
Note 16.

•	$525 million of net losses on liabilities, none of which were individually significant.
Nine months ended September 30, 2015

•
$1.7 billion gain on derivative receivables due to gains on interest rate, foreign exchange and equity derivatives driven by market movements, partially offset by losses from sales of commodity derivatives.

•	$1.2 billion loss on liabilities due to losses on other borrowed funds and long-term debt due to market movements, partially offset by gains from the sale of long term debt.
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
CVA represents the adjustment, relative to the relevant benchmark interest rate, necessary to reflect counterparty nonperformance risk. The Firm estimates CVA using a scenario analysis to estimate the expected credit exposure across all of the Firm’s positions with each counterparty, and then estimates losses as a result of a counterparty credit event. The key inputs to this methodology are (i) the expected positive exposure to each counterparty based on a simulation that assumes the current population of existing derivatives with each counterparty remains unchanged and considers contractual factors designed to mitigate the Firm’s credit exposure, such as collateral and legal rights of offset; (ii) the probability of a default event occurring for each counterparty, as derived from observed or estimated credit default swaps (“CDS”) spreads; and (iii) estimated recovery rates implied by CDS spreads, adjusted to consider the differences in recovery rates as a derivative creditor relative to those reflected in CDS spreads, which generally reflect senior unsecured creditor risk.
DVA represents the adjustment, relative to the relevant benchmark interest rate, necessary to reflect the credit quality of the Firm. The derivative DVA calculation methodology is generally consistent with the CVA methodology described above and incorporates JPMorgan Chase’s credit spread as observed through the CDS market to estimate the PD and LGD as a result of a systemic event affecting the Firm.
FVA represents the adjustment to reflect the impact of funding and is recognized where there is evidence that a market participant in the principal market would incorporate it in a transfer of the instrument. The Firm’s FVA framework, applied to uncollateralized (including partially collateralized) over-the-counter (“OTC”) derivatives, leverages its existing CVA and DVA calculation methodologies, and considers the fact that the Firm’s own credit risk is a significant component of funding costs.
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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2016	2015	2016	2015
Credit adjustments:
Derivatives CVA	$97	$(127)	$(659)	$395
Derivatives DVA and FVA	(154)	(121)	(277)	(58)

Valuation adjustments on fair value option elected liabilities
The valuation of the Firm’s liabilities for which the fair value option has been elected requires consideration of the Firm’s own credit risk. DVA on fair value option elected liabilities is measured using (i) the current fair value of the liability and (ii) changes (subsequent to the issuance of the liability) in the Firm’s PD and LGD, which are estimated based on changes in the Firm’s credit spread observed in the bond market. Effective January 1, 2016, the effect of DVA on fair value option elected liabilities is recognized in OCI. See Note 19 for further information.
Assets and liabilities measured at fair value on a nonrecurring basis
At September 30, 2016 and 2015, assets measured at fair value on a nonrecurring basis were $1.1 billion and $2.3 billion, respectively, which predominantly consisted of loans that had fair value adjustments in the first nine months of both 2016 and 2015. At September 30, 2016, $281 million and $784 million of these loans were classified in levels 2 and 3 of the fair value hierarchy, respectively. At September 30, 2015, $1.5 billion and $867 million of these loans were classified in levels 2 and 3 of the fair value hierarchy, respectively. Liabilities measured at fair value on a nonrecurring basis were not significant at September 30, 2016 and 2015. For the nine months ended September 30, 2016 there were no significant transfers between levels 1, 2 and 3 related to assets held at the balance sheet date.
Of the $784 million of level 3 assets measured at fair value on a nonrecurring basis as of September 30, 2016:

•
$354 million related to residential real estate loans measured at the net realizable value of the underlying collateral (i.e., collateral-dependent loans and other loans charged off in accordance with regulatory guidance). These amounts are classified as level 3 as they are valued using a broker’s price opinion and discounted based upon the Firm’s experience with actual liquidation values. These discounts to the broker price opinions ranged from 8% to 52% with a weighted average of 23%.

The total change in the recorded value of assets and liabilities for which a fair value adjustment has been included in the Consolidated statements of income for the three months ended September 30, 2016 and 2015, related to financial instruments held at those dates, was a loss of $28 million and $66 million, respectively and for the nine months ended September 30, 2016 and 2015, was a loss of $181 million and $170 million, respectively.
For information about the measurement of impaired collateral-dependent loans, and other loans where the carrying value is based on the fair value of the underlying collateral (e.g., residential mortgage loans charged off in accordance with regulatory guidance), see Note 14 of JPMorgan Chase’s 2015 Annual Report.

Additional disclosures about the fair value of financial instruments that are not carried on the Consolidated balance sheets at fair value
The following table presents the carrying values and estimated fair values at September 30, 2016, and December 31, 2015, of financial assets and liabilities, excluding financial instruments which are carried at fair value on a recurring basis, and their classification within the fair value hierarchy. For additional information regarding the financial instruments within the scope of this disclosure, and the methods and significant assumptions used to estimate their fair value, see Note 3 of JPMorgan Chase’s 2015 Annual Report.

	September 30, 2016					December 31, 2015
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value
Financial assets
Cash and due from banks	$21.4	$21.4	$—	$—	$21.4	$20.5	$20.5	$—	$—	$20.5
Deposits with banks	396.2	391.7	4.5	—	396.2	340.0	335.9	4.1	—	340.0
Accrued interest and accounts receivable	64.3	—	64.2	0.1	64.3	46.6	—	46.4	0.2	46.6
Federal funds sold and securities purchased under resale agreements	209.6	—	209.1	0.5	209.6	189.5	—	189.5	—	189.5
Securities borrowed	109.2	—	109.2	—	109.2	98.3	—	98.3	—	98.3
Securities, held-to-maturity(a)	52.0	—	54.7	—	54.7	49.1	—	50.6	—	50.6
Loans, net of allowance for loan losses(b)	872.0	—	25.1	851.9	877.0	820.8	—	25.4	802.7	828.1
Other	67.5	0.2	57.1	14.9	72.2	66.0	0.1	56.3	14.3	70.7
Financial liabilities
Deposits	$1,363.1	$—	$1,363.2	$—	$1,363.2	$1,267.2	$—	$1,266.1	$1.2	$1,267.3
Federal funds purchased and securities loaned or sold under repurchase agreements	167.1	—	167.1	—	167.1	149.2	—	149.2	—	149.2
Commercial paper	12.3	—	12.3	—	12.3	15.6	—	15.6	—	15.6
Other borrowed funds	14.5	—	14.5	—	14.5	11.2	—	11.2	—	11.2
Accounts payable and other liabilities	156.3	—	153.2	2.9	156.1	144.6	—	141.7	2.8	144.5
Beneficial interests issued by consolidated VIEs(c)	42.2	—	42.3	—	42.3	41.1	—	40.2	0.9	41.1
Long-term debt and junior subordinated deferrable interest debentures(d)	270.7	—	271.7	2.0	273.7	255.6	—	257.4	4.3	261.7

(a)	Carrying value reflects unamortized discount or premium.

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

	September 30, 2016					December 31, 2015
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value(a)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value(a)	Level 1	Level 2	Level 3	Total estimated fair value
Wholesale lending-related commitments	$1.1	$—	$—	$2.4	$2.4	$0.8	$—	$—	$3.0	$3.0

(a)	Excludes the current carrying values of the guarantee liability and the offsetting asset, each of which are recognized at fair value at the inception of guarantees.
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
Changes in fair value under the fair value option election
The following tables presents the changes in fair value included in the Consolidated statements of income for the three and nine months ended September 30, 2016 and 2015, for items for which the fair value option was elected. The profit and loss information presented below only includes the financial instruments that were elected to be measured at fair value; related risk management instruments, which are required to be measured at fair value, are not included in the table.

	Three months ended September 30,
	2016				2015
(in millions)	Principal transactions	All other income		Total changes in fair value recorded	Principal transactions	All other income		Total changes in fair value recorded
Federal funds sold and securities purchased under resale agreements(a)	$(54)	$—		$(54)	$63	$—		$63
Securities borrowed(a)	—	—		—	(1)	—		(1)
Trading assets:
Debt and equity instruments, excluding loans	256	—		256	(144)	—		(144)
Loans reported as trading assets(b):
Changes in instrument-specific credit risk	286	10	(e)	296	12	5	(e)	17
Other changes in fair value	2	452	(e)	454	94	277	(e)	371
Loans(b):
Changes in instrument-specific credit risk	—	—		—	31	—		31
Other changes in fair value	1	—		1	2	—		2
Other assets	2	(3)	(f)	(1)	54	—		54
Deposits(c)	38	—		38	(112)	—		(112)
Federal funds purchased and securities loaned or sold under repurchase agreements(a)	4	—		4	(14)	—		(14)
Other borrowed funds(c)	(291)	—		(291)	2,015	—		2,015
Trading liabilities	3	—		3	(6)	—		(6)
Beneficial interests issued by consolidated VIEs	—	—		—	29	—		29
Long-term debt:
DVA on fair value option elected liabilities(c)	—	—		—	299	—		299
Other changes in fair value(d)	(619)	—		(619)	1,116	—		1,116

	Nine months ended September 30,
	2016				2015
(in millions)	Principal transactions	All other income		Total changes in fair value recorded	Principal transactions	All other income		Total changes in fair value recorded
Federal funds sold and securities purchased under resale agreements(a)	$14	$—		$14	$37	$—		$37
Securities borrowed(a)	1	—		1	(5)	—		(5)
Trading assets:
Debt and equity instruments, excluding loans	143	—		143	375	1		376
Loans reported as trading assets(b):
Changes in instrument-specific credit risk	384	24	(e)	408	223	18	(e)	241
Other changes in fair value	188	975	(e)	1,163	206	657	(e)	863
Loans(b):
Changes in instrument-specific credit risk	13	—		13	32	—		32
Other changes in fair value	5	—		5	2	—		2
Other assets	16	79	(f)	95	116	9	(f)	125
Deposits(c)	(531)	—		(531)	(75)	—		(75)
Federal funds purchased and securities loaned or sold under repurchase agreements(a)	(16)	—		(16)	(5)	—		(5)
Other borrowed funds(c)	(292)	—		(292)	2,121	—		2,121
Trading liabilities	5	—		5	(20)	—		(20)
Beneficial interests issued by consolidated VIEs	23	—		23	73	—		73
Long-term debt:
DVA on fair value option elected liabilities(c)	—	—		—	624	—		624
Other changes in fair value(d)	(1,537)	—		(1,537)	1,466	—		1,466

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

(c)
Effective January 1, 2016, unrealized gains/(losses) due to instrument-specific credit risk (DVA) for liabilities for which the fair value option has been elected is recorded in OCI, while realized gains (losses) are recorded in principal transactions revenue. DVA for the three and nine months ended September 30, 2015 was included in principal transactions revenue, and include the impact of the Firm’s own credit quality on the inception value of liabilities as well as the impact of changes in the Firm’s own credit quality subsequent to issuance. See Notes 3 and 19 for further information.

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

Difference between aggregate fair value and aggregate remaining contractual principal balance outstanding
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of September 30, 2016, and December 31, 2015, for loans, long-term debt and long-term beneficial interests for which the fair value option has been elected.

	September 30, 2016				December 31, 2015
(in millions)	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding
Loans(a)
Nonaccrual loans
Loans reported as trading assets	$3,157		$719	$(2,438)	$3,484		$631	$(2,853)
Loans	7		7	—	7		7	—
Subtotal	3,164		726	(2,438)	3,491		638	(2,853)
All other performing loans
Loans reported as trading assets	32,158		30,250	(1,908)	30,780		28,184	(2,596)
Loans	1,875		1,867	(8)	2,771		2,752	(19)
Total loans	$37,197		$32,843	$(4,354)	$37,042		$31,574	$(5,468)
Long-term debt
Principal-protected debt	$21,307	(c)	$19,471	$(1,836)	$17,910	(c)	$16,611	$(1,299)
Nonprincipal-protected debt(b)	NA		19,251	NA	NA		16,454	NA
Total long-term debt	NA		$38,722	NA	NA		$33,065	NA
Long-term beneficial interests
Nonprincipal-protected debt	NA		$48	NA	NA		$787	NA
Total long-term beneficial interests	NA		$48	NA	NA		$787	NA

(a)	There were no performing loans that were ninety days or more past due as of September 30, 2016, and December 31, 2015, respectively.

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

At September 30, 2016, and December 31, 2015, the contractual amount of letters of credit for which the fair value option was elected was $4.6 billion and $4.6 billion, respectively, with a corresponding fair value of $(86) million and $(94) million, respectively. For further information regarding off-balance sheet lending-related financial instruments, see Note 29 of JPMorgan Chase’s 2015 Annual Report, and Note 21 of this Form 10-Q.
Structured note products by balance sheet classification and risk component
The table below presents the fair value of the structured notes issued by the Firm, by balance sheet classification and the primary risk type.

	September 30, 2016				December 31, 2015
(in millions)	Long-term debt	Other borrowed funds	Deposits	Total	Long-term debt	Other borrowed funds	Deposits	Total
Risk exposure
Interest rate	$16,393	$322	$3,536	$20,251	$12,531	$58	$3,340	$15,929
Credit	3,509	666	—	4,175	3,195	547	—	3,742
Foreign exchange	2,571	150	6	2,727	1,765	77	11	1,853
Equity	15,116	8,527	5,459	29,102	14,293	8,447	4,993	27,733
Commodity	607	55	1,572	2,234	640	50	1,981	2,671
Total structured notes	$38,196	$9,720	$10,573	$58,489	$32,424	$9,179	$10,325	$51,928

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

The following table outlines the Firm’s primary uses of derivatives and the related hedge accounting designation or disclosure category.

Type of Derivative	Use of Derivative	Designation and disclosure	Affected segment or unit	10-Q page reference
Manage specifically identified risk exposures in qualifying hedge accounting relationships:
◦ Interest rate	Hedge fixed rate assets and liabilities	Fair value hedge	Corporate	112
◦ Interest rate	Hedge floating-rate assets and liabilities	Cash flow hedge	Corporate	113
◦ Foreign exchange	Hedge foreign currency-denominated assets and liabilities	Fair value hedge	Corporate	112
◦ Foreign exchange	Hedge forecasted revenue and expense	Cash flow hedge	Corporate	113
◦ Foreign exchange	Hedge the value of the Firm’s investments in non-U.S. dollar functional currency entities	Net investment hedge	Corporate	114
◦ Commodity	Hedge commodity inventory	Fair value hedge	CIB	112
Manage specifically identified risk exposures not designated in qualifying hedge accounting relationships:
◦ Interest rate	Manage the risk of the mortgage pipeline, warehouse loans and MSRs	Specified risk management	CCB	114
◦ Credit	Manage the credit risk of wholesale lending exposures	Specified risk management	CIB	114
◦ Commodity	Manage the risk of certain commodities-related contracts and investments	Specified risk management	CIB	114
◦ Interest rate and foreign exchange	Manage the risk of certain other specified assets and liabilities	Specified risk management	Corporate	114
Market-making derivatives and other activities:
◦ Various	Market-making and related risk management	Market-making and other	CIB	114
◦ Various	Other derivatives	Market-making and other	CIB, Corporate	114

Notional amount of derivative contracts
The following table summarizes the notional amount of derivative contracts outstanding as of September 30, 2016, and December 31, 2015.

	Notional amounts(b)
(in billions)	September 30, 2016	December 31, 2015
Interest rate contracts
Swaps	$23,419	$24,162
Futures and forwards	6,073	5,167
Written options	3,091	3,506
Purchased options	3,544	3,896
Total interest rate contracts	36,127	36,731
Credit derivatives(a)	2,545	2,900
Foreign exchange contracts
Cross-currency swaps	3,485	3,199
Spot, futures and forwards	6,087	5,028
Written options	756	690
Purchased options	751	706
Total foreign exchange contracts	11,079	9,623
Equity contracts
Swaps	274	232
Futures and forwards	65	43
Written options	491	395
Purchased options	430	326
Total equity contracts	1,260	996
Commodity contracts
Swaps	92	83
Spot, futures and forwards	149	99
Written options	103	115
Purchased options	108	112
Total commodity contracts	452	409
Total derivative notional amounts	$51,463	$50,659

(a)	For more information on volumes and types of credit derivative contracts, see the Credit derivatives discussion on page 115.

(b)	Represents the sum of gross long and gross short third-party notional derivative contracts.
While the notional amounts disclosed above give an indication of the volume of the Firm’s derivatives activity, the notional amounts significantly exceed, in the Firm’s view, the possible losses that could arise from such transactions. For most derivative transactions, the notional amount is not exchanged; it is used simply as a reference to calculate payments.

Impact of derivatives on the Consolidated Balance Sheets
The following table summarizes information on derivative receivables and payables (before and after netting adjustments) that are reflected on the Firm’s Consolidated balance sheets as of September 30, 2016, and December 31, 2015, by accounting designation (e.g., whether the derivatives were designated in qualifying hedge accounting relationships or not) and contract type.

Free-standing derivative receivables and payables(a)
	Gross derivative receivables				Gross derivative payables
September 30, 2016 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables(b)	Not designated as hedges	Designated as hedges	Total derivative payables	Net derivative payables(b)
Trading assets and liabilities
Interest rate	$836,839	$7,174	$844,013	$34,599	$796,860	$3,326	$800,186	$13,260
Credit	35,607	—	35,607	810	35,305	—	35,305	1,271
Foreign exchange	166,547	488	167,035	16,838	164,385	1,035	165,420	15,530
Equity	37,901	—	37,901	6,859	40,294	—	40,294	8,523
Commodity	18,909	133	19,042	6,473	21,975	120	22,095	9,559
Total fair value of trading assets and liabilities	$1,095,803	$7,795	$1,103,598	$65,579	$1,058,819	$4,481	$1,063,300	$48,143

	Gross derivative receivables				Gross derivative payables
December 31, 2015 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables(b)	Not designated as hedges	Designated as hedges	Total derivative payables	Net derivative payables(b)
Trading assets and liabilities
Interest rate	$665,531	$4,080	$669,611	$26,363	$632,928	$2,238	$635,166	$10,221
Credit	51,468	—	51,468	1,423	50,529	—	50,529	1,541
Foreign exchange	179,072	803	179,875	17,177	189,397	1,503	190,900	19,769
Equity	35,859	—	35,859	5,529	38,663	—	38,663	9,183
Commodity	23,713	1,352	25,065	9,185	27,653	1	27,654	12,076
Total fair value of trading assets and liabilities	$955,643	$6,235	$961,878	$59,677	$939,170	$3,742	$942,912	$52,790

(a)	Balances exclude structured notes for which the fair value option has been elected. See Note 4 for further information.

(b)
As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral receivables and payables when a legally enforceable master netting agreement exists.

Derivatives netting
The following tables present, as of September 30, 2016, and December 31, 2015, gross and net derivative receivables and payables by contract and settlement type. Derivative receivables and payables, as well as the related cash collateral from the same counterparty have been netted on the Consolidated balance sheets where the Firm has obtained an appropriate legal opinion with respect to the master netting agreement. Where such a legal opinion has not been either sought or obtained, amounts are not eligible for netting on the Consolidated balance sheets, and those derivative receivables and payables are shown separately in the tables below.
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

	September 30, 2016				December 31, 2015
(in millions)	Gross derivative receivables	Amounts netted on the Consolidated balance sheets		Net derivative receivables	Gross derivative receivables	Amounts netted on the Consolidated balance sheets		Net derivative receivables
U.S. GAAP nettable derivative receivables
Interest rate contracts:
OTC	$489,501	$(461,990)		$27,511	$417,386	$(396,506)		$20,880
OTC–cleared	347,445	(347,371)		74	246,750	(246,742)		8
Exchange-traded(a)	184	(55)		129	—	—		—
Total interest rate contracts	837,130	(809,416)		27,714	664,136	(643,248)		20,888
Credit contracts:
OTC	28,304	(27,993)		311	44,082	(43,182)		900
OTC–cleared	6,822	(6,804)		18	6,866	(6,863)		3
Total credit contracts	35,126	(34,797)		329	50,948	(50,045)		903
Foreign exchange contracts:
OTC	162,056	(149,376)		12,680	175,060	(162,377)		12,683
OTC–cleared	1,033	(801)		232	323	(321)		2
Exchange-traded(a)	95	(19)		76	—	—		—
Total foreign exchange contracts	163,184	(150,196)		12,988	175,383	(162,698)		12,685
Equity contracts:
OTC	21,758	(20,056)		1,702	20,690	(20,439)		251
OTC–cleared	—	—		—	—	—		—
Exchange-traded(a)	14,611	(10,985)		3,626	12,285	(9,891)		2,394
Total equity contracts	36,369	(31,041)		5,328	32,975	(30,330)		2,645
Commodity contracts:
OTC	10,939	(5,168)		5,771	15,001	(6,772)		8,229
OTC–cleared	—	—		—	—	—		—
Exchange-traded(a)	7,686	(7,401)		285	9,199	(9,108)		91
Total commodity contracts	18,625	(12,569)		6,056	24,200	(15,880)		8,320
Derivative receivables with appropriate legal opinion	1,090,434	(1,038,019)	(b)	52,415	947,642	(902,201)	(b)	45,441
Derivative receivables where an appropriate legal opinion has not been either sought or obtained	13,164			13,164	14,236			14,236
Total derivative receivables recognized on the Consolidated balance sheets	$1,103,598			$65,579	$961,878			$59,677
Collateral not nettable on the Consolidated balance sheets(c)(d)				(16,178)				(13,543)
Net amounts				$49,401				$46,134

	September 30, 2016				December 31, 2015
(in millions)	Gross derivative payables	Amounts netted on the Consolidated balance sheets		Net derivative payables	Gross derivative payables	Amounts netted on the Consolidated balance sheets		Net derivative payables
U.S. GAAP nettable derivative payables
Interest rate contracts:
OTC	$456,267	$(444,852)		$11,415	$393,709	$(384,576)		$9,133
OTC–cleared	342,194	(342,018)		176	240,398	(240,369)		29
Exchange-traded(a)	82	(55)		27	—	—		—
Total interest rate contracts	798,543	(786,925)		11,618	634,107	(624,945)		9,162
Credit contracts:
OTC	28,174	(27,400)		774	44,379	(43,019)		1,360
OTC–cleared	6,634	(6,634)		—	5,969	(5,969)		—
Total credit contracts	34,808	(34,034)		774	50,348	(48,988)		1,360
Foreign exchange contracts:
OTC	159,983	(149,151)		10,832	185,178	(170,830)		14,348
OTC–cleared	723	(723)		—	301	(301)		—
Exchange-traded(a)	312	(16)		296	—	—		—
Total foreign exchange contracts	161,018	(149,890)		11,128	185,479	(171,131)		14,348
Equity contracts:
OTC	25,339	(20,858)		4,481	23,458	(19,589)		3,869
OTC–cleared	—	—		—	—	—		—
Exchange-traded(a)	11,625	(10,914)		711	10,998	(9,891)		1,107
Total equity contracts	36,964	(31,772)		5,192	34,456	(29,480)		4,976
Commodity contracts:
OTC	13,015	(5,061)		7,954	16,953	(6,256)		10,697
OTC–cleared	—	—		—	—	—		—
Exchange-traded(a)	7,704	(7,475)		229	9,374	(9,322)		52
Total commodity contracts	20,719	(12,536)		8,183	26,327	(15,578)		10,749
Derivative payables with appropriate legal opinions	1,052,052	(1,015,157)	(b)	36,895	930,717	(890,122)	(b)	40,595
Derivative payables where an appropriate legal opinion has not been either sought or obtained	11,248			11,248	12,195			12,195
Total derivative payables recognized on the Consolidated balance sheets	$1,063,300			$48,143	$942,912			$52,790
Collateral not nettable on the Consolidated balance sheets(c)(d)(e)				(10,121)				(7,957)
Net amounts				$38,022				$44,833

(a)	Exchange-traded derivative balances that relate to futures contracts are settled daily.

(b)
Net derivatives receivable included cash collateral netted of $88.5 billion and $73.7 billion at September 30, 2016, and December 31, 2015, respectively. Net derivatives payable included cash collateral netted of $65.6 billion and $61.6 billion related to OTC and OTC-cleared derivatives at September 30, 2016, and December 31, 2015, respectively.

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
The following table shows the aggregate fair value of net derivative payables related to OTC and OTC-cleared derivatives that contain contingent collateral or termination features that may be triggered upon a ratings downgrade, and the associated collateral the Firm has posted in the normal course of business, at September 30, 2016, and December 31, 2015.

OTC and OTC-cleared derivative payables containing downgrade triggers
(in millions)	September 30, 2016	December 31, 2015
Aggregate fair value of net derivative payables	$23,174	$22,328
Collateral posted	20,327	18,942

The following table shows the impact of a single-notch and two-notch downgrade of the long-term issuer ratings of JPMorgan Chase & Co. and its subsidiaries, predominantly JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank, N.A.”),
at September 30, 2016, and December 31, 2015, related to OTC and OTC-cleared derivative contracts with contingent collateral or termination features that may be triggered upon a ratings downgrade. Derivatives contracts generally require additional collateral to be posted or terminations to be triggered when the predefined threshold rating is breached. A downgrade by a single rating agency that does not result in a rating lower than a preexisting corresponding rating provided by another major rating agency will generally not result in additional collateral, (except in certain instances in which additional initial margin may be required upon a ratings downgrade), nor in termination payments requirements. The liquidity impact in the table is calculated based upon a downgrade below the lowest current rating of the rating agencies referred to in the derivative contract.

Liquidity impact of downgrade triggers on OTC and OTC-cleared derivatives
	September 30, 2016		December 31, 2015
(in millions)	Single-notch downgrade	Two-notch downgrade	Single-notch downgrade	Two-notch downgrade
Amount of additional collateral to be posted upon downgrade(a)	$419	$2,381	$807	$3,028
Amount required to settle contracts with termination triggers upon downgrade(b)	303	809	271	1,093

(a)	Includes the additional collateral to be posted for initial margin.

(b)	Amounts represent fair values of derivative payables, and do not reflect collateral posted.
Derivatives executed in contemplation of a sale of the underlying financial asset
In certain instances the Firm enters into transactions in which it transfers financial assets but maintains the economic exposure to the transferred assets by entering into a derivative with the same counterparty in contemplation of the initial transfer. The Firm generally accounts for such transfers as collateralized financing transactions as described in Note 12, but in limited circumstances they may qualify to be accounted for as a sale and a derivative under U.S. GAAP. The amount of such transfers accounted for as a sale where the associated derivative was outstanding at September 30, 2016 was not material.

Impact of derivatives on the Consolidated statements of income
The following tables provide information related to gains and losses recorded on derivatives based on their hedge accounting designation or purpose.
Fair value hedge gains and losses

The following tables present derivative instruments, by contract type, used in fair value hedge accounting relationships, as well as pre-tax gains/(losses) recorded on such derivatives and the related hedged items for the three and nine months ended September 30, 2016 and 2015, respectively.

	Gains/(losses) recorded in income			Income statement impact due to:
Three months ended September 30, 2016 (in millions)	Derivatives	Hedged items	Total income statement impact	Hedge ineffectiveness(d)	Excluded components(e)
Contract type
Interest rate(a)	$(232)	$430	$198	$7	$191
Foreign exchange(b)	(143)	194	51	—	51
Commodity(c)	(203)	229	26	1	25
Total	$(578)	$853	$275	$8	$267

	Gains/(losses) recorded in income			Income statement impact due to:
Three months ended September 30, 2015 (in millions)	Derivatives	Hedged items	Total income statement impact	Hedge ineffectiveness(d)	Excluded components(e)
Contract type
Interest rate(a)	$1,298	$(1,071)	$227	$8	$219
Foreign exchange(b)	1,012	(998)	14	—	14
Commodity(c)	303	(271)	32	(3)	35
Total	$2,613	$(2,340)	$273	$5	$268

	Gains/(losses) recorded in income			Income statement impact due to:
Nine months ended September 30, 2016 (in millions)	Derivatives	Hedged items	Total income statement impact	Hedge ineffectiveness(d)	Excluded components(e)
Contract type
Interest rate(a)	$2,049	$(1,478)	$571	$36	$535
Foreign exchange(b)	46	104	150	—	150
Commodity(c)	(276)	307	31	(11)	42
Total	$1,819	$(1,067)	$752	$25	$727

	Gains/(losses) recorded in income			Income statement impact due to:
Nine months ended September 30, 2015 (in millions)	Derivatives	Hedged items	Total income statement impact	Hedge ineffectiveness(d)	Excluded components(e)
Contract type
Interest rate(a)	$363	$390	$753	$6	$747
Foreign exchange(b)	5,369	(5,360)	9	—	9
Commodity(c)	867	(874)	(7)	(14)	7
Total	$6,599	$(5,844)	$755	$(8)	$763

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

Cash flow hedge gains and losses

The following tables present derivative instruments, by contract type, used in cash flow hedge accounting relationships, and the pre-tax gains/(losses) recorded on such derivatives, for the three and nine months ended September 30, 2016 and 2015, respectively. The Firm includes the gain/(loss) on the hedging derivative and the change in cash flows on the hedged item in the same line item in the Consolidated statements of income.

	Gains/(losses) recorded in income and other comprehensive income/(loss)
Three months ended September 30, 2016 (in millions)	Derivatives – effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income(c)	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(18)	$—	$(18)	$22	$40
Foreign exchange(b)	(104)	—	(104)	(86)	18
Total	$(122)	$—	$(122)	$(64)	$58

	Gains/(losses) recorded in income and other comprehensive income/(loss)
Three months ended September 30, 2015 (in millions)	Derivatives – effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income(c)	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$14	$—	$14	$(70)	$(84)
Foreign exchange(b)	(19)	—	(19)	(105)	(86)
Total	$(5)	$—	$(5)	$(175)	$(170)

	Gains/(losses) recorded in income and other comprehensive income/(loss)
Nine months ended September 30, 2016 (in millions)	Derivatives – effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income(c)	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(58)	$—	$(58)	$(78)	$(20)
Foreign exchange(b)	(167)	—	(167)	(340)	(173)
Total	$(225)	$—	$(225)	$(418)	$(193)

	Gains/(losses) recorded in income and other comprehensive income/(loss)
Nine months ended September 30, 2015 (in millions)	Derivatives – effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income(c)	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(113)	$—	$(113)	$(90)	$23
Foreign exchange(b)	(74)	—	(74)	(14)	60
Total	$(187)	$—	$(187)	$(104)	$83

(a)
Primarily consists of benchmark interest rate hedges of LIBOR-indexed floating-rate assets and floating-rate liabilities. Gains and losses were recorded in net interest income, and for the forecasted transactions that the Firm determined during the nine months ended September 30, 2015, were probable of not occurring, in other income.

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

The Firm did not experience any forecasted transactions that failed to occur for the three and nine months ended September 30, 2016. In the first quarter of 2015, the Firm reclassified approximately $150 million of net losses from AOCI to other income because the Firm determined that it was probable that the forecasted interest payment cash flows would not occur as a result of the planned reduction in wholesale non-operating deposits.

Over the next 12 months, the Firm expects that approximately $196 million (after-tax) of net losses recorded in AOCI at September 30, 2016, related to cash flow hedges will be recognized in income. For terminated cash flow hedges, the maximum length of time over which forecasted transactions are remaining is approximately 7 years. For open cash flow hedges, the maximum length of time over which forecasted transactions are hedged is approximately 1 year. The Firm’s longer-dated forecasted transactions relate to core lending and borrowing activities.

Net investment hedge gains and losses
The following table presents hedging instruments, by contract type, that were used in net investment hedge accounting relationships, and the pre-tax gains/(losses) recorded on such instruments for the three and nine months ended September 30, 2016 and 2015.

	Gains/(losses) recorded in income and other comprehensive income/(loss)
	2016		2015
Three months ended September 30, (in millions)	Excluded components recorded directly in income(a)	Effective portion recorded in OCI	Excluded components recorded directly in income(a)	Effective portion recorded in OCI
Foreign exchange derivatives	$(69)	$(30)	$(103)	$908

	Gains/(losses) recorded in income and other comprehensive income/(loss)
	2016		2015
Nine months ended September 30, (in millions)	Excluded components recorded directly in income(a)	Effective portion recorded in OCI	Excluded components recorded directly in income(a)	Effective portion recorded in OCI
Foreign exchange derivatives	$(219)	$(603)	$(292)	$1,651

(a)
Certain components of hedging derivatives are permitted to be excluded from the assessment of hedge effectiveness, such as forward points on foreign exchange forward contracts. Amounts related to excluded components are recorded in other income. The Firm measures the ineffectiveness of net investment hedge accounting relationships based on changes in spot foreign currency rates, and, therefore, there was no significant ineffectiveness for net investment hedge accounting relationships during the three and nine months ended September 30, 2016 and 2015.

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

	Derivatives gains/(losses) recorded in income
	Three months ended September 30,		Nine months ended September 30,
(in millions)	2016	2015	2016	2015
Contract type
Interest rate(a)	$312	$665	$1,956	$785
Credit(b)	(84)	76	(244)	52
Foreign exchange(c)	(2)	26	(2)	21
Commodity(d)	—	—	—	(13)
Total	$226	$767	$1,710	$845

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
Total credit derivatives and credit-related notes

	Maximum payout/Notional amount
September 30, 2016 (in millions)	Protection sold	Protection purchased with identical underlyings(b)	Net protection (sold)/purchased(c)	Other protection purchased(d)
Credit derivatives
Credit default swaps	$(1,217,087)	$1,230,857	$13,770	$8,587
Other credit derivatives(a)	(29,119)	35,281	6,162	23,688
Total credit derivatives	(1,246,206)	1,266,138	19,932	32,275
Credit-related notes	(28)	—	(28)	5,123
Total	$(1,246,234)	$1,266,138	$19,904	$37,398

	Maximum payout/Notional amount
December 31, 2015 (in millions)	Protection sold	Protection purchased with identical underlyings(b)	Net protection (sold)/purchased(c)	Other protection purchased(d)
Credit derivatives
Credit default swaps	$(1,386,071)	$1,402,201	$16,130	$12,011
Other credit derivatives(a)	(42,738)	38,158	(4,580)	18,792
Total credit derivatives	(1,428,809)	1,440,359	11,550	30,803
Credit-related notes	(30)	—	(30)	4,715
Total	$(1,428,839)	$1,440,359	$11,520	$35,518

(a)	Other credit derivatives predominantly consists of credit swap options.

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
The following tables summarize the notional amounts by the ratings and maturity profile, and the total fair value, of credit derivatives and credit-related notes as of September 30, 2016, and December 31, 2015, where JPMorgan Chase is the seller of protection. The maturity profile is based on the remaining contractual maturity of the credit derivative contracts. The ratings profile is based on the rating of the reference entity on which the credit derivative contract is based. The ratings and maturity profile of credit derivatives and credit-related notes where JPMorgan Chase is the purchaser of protection are comparable to the profile reflected below.

Protection sold — credit derivatives and credit-related notes ratings(a)/maturity profile
September 30, 2016 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)	Fair value of payables(b)	Net fair value
Risk rating of reference entity
Investment-grade	$(276,853)	$(515,954)	$(76,261)	$(869,068)	$10,084	$(3,936)	$6,148
Noninvestment-grade	(132,323)	(211,830)	(33,013)	(377,166)	10,356	(10,891)	(535)
Total	$(409,176)	$(727,784)	$(109,274)	$(1,246,234)	$20,440	$(14,827)	$5,613

December 31, 2015 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)	Fair value of payables(b)	Net fair value
Risk rating of reference entity
Investment-grade	$(307,211)	$(699,227)	$(46,970)	$(1,053,408)	$13,539	$(6,836)	$6,703
Noninvestment-grade	(109,195)	(245,151)	(21,085)	(375,431)	10,823	(18,891)	(8,068)
Total	$(416,406)	$(944,378)	$(68,055)	$(1,428,839)	$24,362	$(25,727)	$(1,365)

(a)	The ratings scale is primarily based on external credit ratings defined by S&P and Moody’s.

(b)	Amounts are shown on a gross basis, before the benefit of legally enforceable master netting agreements and cash collateral received by the Firm.

Note 6 – Noninterest revenue
For a discussion of the components of and accounting policies for the Firm’s noninterest revenue, see Note 7 of JPMorgan Chase’s 2015 Annual Report.
The following table presents the components of investment banking fees.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2016	2015	2016	2015
Underwriting
Equity	$369	$257	$854	$1,108
Debt	958	855	2,404	2,621
Total underwriting	1,327	1,112	3,258	3,729
Advisory	539	492	1,585	1,502
Total investment banking fees	$1,866	$1,604	$4,843	$5,231
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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2016	2015	2016	2015
Trading revenue by instrument type
Interest rate	$825	$530	$1,843	$1,836
Credit	549	438	1,652	1,477
Foreign exchange	818	607	2,101	2,014
Equity	893	637	2,584	2,593
Commodity(a)	245	156	695	745
Total trading revenue	3,330	2,368	8,875	8,665
Private equity gains(b)	121	(1)	231	191
Principal transactions	$3,451	$2,367	$9,106	$8,856

(a)	Commodity derivatives are frequently used to manage the Firm’s risk exposure to its physical commodities inventories. For gains/(losses) related to commodity fair value hedges, see Note 5.

(b)	Includes revenue on private equity investments held in the Private Equity business within Corporate, as well as those held in other business segments.

The following table presents the components of firmwide asset management, administration and commissions.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2016	2015	2016	2015
Asset management fees
Investment management fees(a)	$2,203	$2,327	$6,541	$7,017
All other asset management fees(b)	90	92	277	290
Total asset management fees	2,293	2,419	6,818	7,307

Total administration fees(c)	478	486	1,444	1,520

Commission and other fees
Brokerage commissions	505	575	1,628	1,761
All other commissions and fees	321	365	1,012	1,079
Total commissions and fees	826	940	2,640	2,840
Total asset management, administration and commissions	$3,597	$3,845	$10,902	$11,667

(a)	Represents fees earned from managing assets on behalf of the Firm’s clients, including investors in Firm-sponsored funds and owners of separately managed investment accounts.

(b)	Represents fees for services that are ancillary to investment management services, such as commissions earned on the sales or distribution of mutual funds to clients.

(c)	Predominantly includes fees for custody, securities lending, funds services and securities clearance.
Other income
Other income on the Firm’s Consolidated statements of income included the following:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2016	2015	2016	2015
Operating lease income	$708	$536	$1,974	$1,509

Note 7 – Interest income and Interest expense
For a description of JPMorgan Chase’s accounting policies regarding interest income and interest expense, see Note 8 of JPMorgan Chase’s 2015 Annual Report.
Details of interest income and interest expense were as follows.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2016	2015	2016	2015
Interest income
Loans	$9,237	$8,433	$27,065	$24,459
Taxable securities	1,365	1,553	4,187	4,885
Nontaxable securities(a)	436	439	1,321	1,260
Total securities	1,801	1,992	5,508	6,145
Trading assets	1,890	1,538	5,448	5,008
Federal funds sold and securities purchased under resale agreements	566	431	1,696	1,167
Securities borrowed(b)	(91)	(118)	(279)	(397)
Deposits with banks	448	291	1,374	944
Other assets(c)	219	172	623	492
Total interest income	14,070	12,739	41,435	37,818
Interest expense
Interest-bearing deposits	340	293	981	965
Federal funds purchased and securities loaned or sold under repurchase agreements	286	159	828	444
Commercial paper	34	24	105	88
Trading liabilities – debt, short-term and other liabilities(d)	285	132	826	459
Long-term debt	1,387	1,092	3,999	3,254
Beneficial interests issued by consolidated VIEs	135	115	366	323
Total interest expense	2,467	1,815	7,105	5,533
Net interest income	11,603	10,924	34,330	32,285
Provision for credit losses	1,271	682	4,497	2,576
Net interest income after provision for credit losses	$10,332	$10,242	$29,833	$29,709

(a)	Represents securities which are tax-exempt for U.S. federal income tax purposes.

(b)
Negative interest income for the three and nine months ended September 30, 2016 and 2015, is a result of increased client-driven demand for certain securities combined with the impact of low interest rates. This is matched book activity and the negative interest expense on the corresponding securities loaned is recognized in interest expense and reported within short-term and other liabilities.

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

	Pension plans
	U.S.		Non-U.S.		OPEB plans
Three months ended September 30, (in millions)	2016	2015	2016	2015	2016	2015
Components of net periodic benefit cost
Benefits earned during the period	$74	$85	$9	$9	$—	$—
Interest cost on benefit obligations	133	125	21	28	7	8
Expected return on plan assets	(223)	(232)	(32)	(38)	(26)	(27)
Amortization:
Net (gain)/loss	59	62	6	9	—	—
Prior service cost/(credit)	(9)	(9)	—	—	—	—
Net periodic defined benefit cost	34	31	4	8	(19)	(19)
Other defined benefit pension plans(a)	3	3	3	2	NA	NA
Total defined benefit plans	37	34	7	10	(19)	(19)
Total defined contribution plans	123	119	80	85	NA	NA
Total pension and OPEB cost included in compensation expense	$160	$153	$87	$95	$(19)	$(19)

	Pension plans
	U.S.		Non-U.S.		OPEB plans
Nine months ended September 30, (in millions)	2016	2015	2016	2015	2016	2015
Components of net periodic benefit cost
Benefits earned during the period	$221	$255	$27	$28	$—	$—
Interest cost on benefit obligations	399	375	71	84	22	24
Expected return on plan assets	(668)	(697)	(102)	(113)	(78)	(80)
Amortization:
Net (gain)/loss	176	185	17	27	—	—
Prior service cost/(credit)	(26)	(26)	(1)	(1)	—	—
Net periodic defined benefit cost	102	92	12	25	(56)	(56)
Other defined benefit pension plans(a)	10	10	8	7	NA	NA
Total defined benefit plans	112	102	20	32	(56)	(56)
Total defined contribution plans	345	323	249	254	NA	NA
Total pension and OPEB cost included in compensation expense	$457	$425	$269	$286	$(56)	$(56)

(a)	Includes various defined benefit pension plans which are individually immaterial.
The fair values of plan assets for the U.S. defined benefit pension and OPEB plans and for the material non-U.S. defined benefit pension plans were $16.2 billion and $3.7 billion, as of September 30, 2016, and $16.0 billion and $3.5 billion respectively, as of December 31, 2015. See Note 19 for further information on unrecognized amounts (i.e., net (gain)/loss and prior service costs/(credit)) reflected in AOCI for the three and nine months ended September 30, 2016 and 2015.

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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2016	2015	2016	2015
Cost of prior grants of RSUs, stock appreciation rights (“SARs”) and performance share units (“PSUs”) that are amortized over their applicable vesting periods	$257	$269	$808	$856
Accrual of estimated costs of stock-based awards to be granted in future periods including those to full-career eligible employees	230	195	752	683
Total noncash compensation expense related to employee stock-based incentive plans	$487	$464	$1,560	$1,539
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

Note 10 – Noninterest expense
For details on noninterest expense, see Consolidated statements of income on page 85. Included within other expense are the following:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2016	2015	2016	2015
Legal expense/(benefit)	$(71)	$1,347	$(547)	$2,325
FDIC-related expense	360	298	912	916

Note 11 – Securities
Securities are classified as trading, AFS or HTM. Securities classified as trading assets are discussed in Note 3. Predominantly all of the Firm’s AFS and HTM securities are held by Treasury and CIO within the investment securities portfolio in connection with the Firm’s asset-liability management objectives. At September 30, 2016, the investment securities portfolio consisted of debt securities with an average credit rating of AA+ (based upon external ratings where available, and where not available, based primarily upon internal ratings which correspond to ratings as defined by S&P and Moody’s). For additional information regarding the investment securities portfolio, see Note 12 of JPMorgan Chase’s 2015 Annual Report.

During the second quarter of 2016, the Firm transferred commercial MBS and obligations of U.S. states and municipalities with a fair value of $7.5 billion from AFS to HTM. These securities were transferred at fair value. AOCI included net pretax unrealized gains of $78 million on the securities at the date of transfer. The transfers reflect the Firm’s intent to hold the securities to maturity in order to reduce the impact of price volatility on AOCI. This transfer was a non-cash transaction.

The amortized costs and estimated fair values of the investment securities portfolio were as follows for the dates indicated.

	September 30, 2016				December 31, 2015
(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies(a)	54,961	1,876	15	$56,822	$53,689	$1,483	$106	$55,066
Residential:
Prime and Alt-A	6,269	86	24	6,331	7,462	40	57	7,445
Subprime	2,582	22	—	2,604	210	7	—	217
Non-U.S.	6,801	180	10	6,971	19,629	341	13	19,957
Commercial	11,378	181	35	11,524	22,990	150	243	22,897
Total mortgage-backed securities	81,991	2,345	84	84,252	103,980	2,021	419	105,582
U.S. Treasury and government agencies(a)	21,674	52	218	21,508	11,202	—	166	11,036
Obligations of U.S. states and municipalities	28,685	2,728	10	31,403	31,328	2,245	23	33,550
Certificates of deposit	108	—	—	108	282	1	—	283
Non-U.S. government debt securities	36,120	1,150	17	37,253	35,864	853	41	36,676
Corporate debt securities	5,336	76	29	5,383	12,464	142	170	12,436
Asset-backed securities:
Collateralized loan obligations	30,688	76	43	30,721	31,146	52	191	31,007
Other	7,681	62	67	7,676	9,125	72	100	9,097
Total available-for-sale debt securities	212,283	6,489	468	218,304	235,391	5,386	1,110	239,667
Available-for-sale equity securities	2,065	21	—	2,086	2,067	20	—	2,087
Total available-for-sale securities	$214,348	$6,510	$468	$220,390	$237,458	$5,406	$1,110	$241,754
Held-to-maturity debt securities
Mortgage-backed securities:
U.S. government agencies(b)	31,730	1,599	—	33,329	36,271	852	42	37,081
Commercial	5,792	124	—	5,916	—	—	—	—
Total mortgage-backed securities	37,522	1,723	—	39,245	36,271	852	42	37,081
Obligations of U.S. states and municipalities	14,489	1,005	6	15,488	12,802	708	4	13,506
Total held-to-maturity debt securities	52,011	2,728	6	54,733	49,073	1,560	46	50,587
Total securities	$266,359	$9,238	$474	$275,123	$286,531	$6,966	$1,156	$292,341

(a)
Included total U.S. government-sponsored enterprise obligations with fair values of $37.5 billion and $42.3 billion at September 30, 2016, and December 31, 2015, respectively, which were predominantly mortgage-related.

(b)
Included total U.S. government-sponsored enterprise obligations with amortized cost of $27.1 billion and $30.8 billion at September 30, 2016, and December 31, 2015, respectively, which were predominantly mortgage-related.

Securities impairment
The following tables present the fair value and gross unrealized losses for investment securities by aging category at September 30, 2016, and December 31, 2015.

	Securities with gross unrealized losses
	Less than 12 months		12 months or more
September 30, 2016 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies	$2,428	$6	$458	$9	$2,886	$15
Residential:
Prime and Alt-A	660	6	1,036	18	1,696	24
Subprime	—	—	—	—	—	—
Non-U.S.	354	1	886	9	1,240	10
Commercial	3,205	29	1,308	6	4,513	35
Total mortgage-backed securities	6,647	42	3,688	42	10,335	84
U.S. Treasury and government agencies	17,595	218	—	—	17,595	218
Obligations of U.S. states and municipalities	685	9	49	1	734	10
Certificates of deposit	—	—	—	—	—	—
Non-U.S. government debt securities	2,559	6	430	11	2,989	17
Corporate debt securities	—	—	977	29	977	29
Asset-backed securities:
Collateralized loan obligations	1,226	1	7,936	42	9,162	43
Other	1,964	40	1,094	27	3,058	67
Total available-for-sale debt securities	30,676	316	14,174	152	44,850	468
Available-for-sale equity securities	—	—	—	—	—	—
Held-to-maturity securities
Mortgage-backed securities
U.S. government agencies	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Total mortgage-backed securities	—	—	—	—	—	—
Obligations of U.S. states and municipalities	824	6	—	—	824	6
Total held-to-maturity securities	824	6	—	—	824	6
Total securities with gross unrealized losses	$31,500	$322	$14,174	$152	$45,674	$474

	Securities with gross unrealized losses
	Less than 12 months		12 months or more
December 31, 2015 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies	$13,002	$95	$697	$11	$13,699	$106
Residential:
Prime and Alt-A	5,147	51	238	6	5,385	57
Subprime	—	—	—	—	—	—
Non-U.S.	2,021	12	167	1	2,188	13
Commercial	13,779	239	658	4	14,437	243
Total mortgage-backed securities	33,949	397	1,760	22	35,709	419
U.S. Treasury and government agencies	10,998	166	—	—	10,998	166
Obligations of U.S. states and municipalities	1,676	18	205	5	1,881	23
Certificates of deposit	—	—	—	—	—	—
Non-U.S. government debt securities	3,267	26	367	15	3,634	41
Corporate debt securities	3,198	125	848	45	4,046	170
Asset-backed securities:
Collateralized loan obligations	15,340	67	10,692	124	26,032	191
Other	4,284	60	1,005	40	5,289	100
Total available-for-sale debt securities	72,712	859	14,877	251	87,589	1,110
Available-for-sale equity securities	—	—	—	—	—	—
Held-to-maturity debt securities
Mortgage-backed securities
U.S. government agencies	3,294	42	—	—	3,294	42
Commercial	—	—	—	—	—	—
Total mortgage-backed securities	3,294	42	—	—	3,294	42
Obligations of U.S. states and municipalities	469	4	—	—	469	4
Total Held-to-maturity securities	3,763	46	—	—	3,763	46
Total securities with gross unrealized losses	$76,475	$905	$14,877	$251	$91,352	$1,156
Gross unrealized losses
The Firm has recognized unrealized losses on securities it intends to sell as OTTI. The Firm does not intend to sell any of the remaining securities with an unrealized loss in AOCI as of September 30, 2016, and it is not likely that the Firm will be required to sell these securities before recovery of their amortized cost basis. Except for the securities for which credit losses have been recognized in income, the Firm believes that the securities with an unrealized loss as of September 30, 2016, are not other-than-temporarily impaired. For additional information on other-than-temporary impairment, see Note 12 of the JPMorgan Chase’s 2015 Annual Report.
Securities gains and losses
The following table presents realized gains and losses and OTTI losses from AFS securities that were recognized in income.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2016	2015	2016	2015
Realized gains	$95	$65	$284	$250
Realized losses	(22)	(20)	(110)	(107)
OTTI losses	(9)	(12)	(38)	(14)
Net securities gains	$64	$33	$136	$129

OTTI losses
Credit-related losses recognized in income	$—	$—	$(1)	$(1)
Securities the Firm intends to sell(a)	(9)	(12)	(37)	(13)
Total OTTI losses recognized in income	$(9)	$(12)	$(38)	$(14)

(a)	Excludes realized losses on securities sold of $14 million for the nine months ended September 30, 2016 that had been previously reported as an OTTI loss due to the intention to sell the securities.
Changes in the credit loss component of credit-impaired debt securities
The cumulative credit loss component, including any changes therein, of OTTI losses that have been recognized in income related to AFS debt securities that the Firm does not intend to sell was not material as of and during the three and nine month periods ended September 30, 2016 and 2015.

Contractual maturities and yields
The following table presents the amortized cost and estimated fair value at September 30, 2016, of JPMorgan Chase’s investment securities portfolio by contractual maturity.

By remaining maturity September 30, 2016 (in millions)	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years(c)	Total
Available-for-sale debt securities
Mortgage-backed securities(a)
Amortized cost	$1,577	$3,188	$8,327	$68,899	$81,991
Fair value	1,586	3,269	8,576	70,821	84,252
Average yield(b)	2.18%	2.27%	2.93%	3.26%	3.17%
U.S. Treasury and government agencies
Amortized cost	$75	$4,731	$15,531	$1,337	$21,674
Fair value	75	4,714	15,462	1,257	21,508
Average yield(b)	0.43%	0.70%	1.22%	0.91%	1.08%
Obligations of U.S. states and municipalities
Amortized cost	$123	$666	$1,045	$26,851	$28,685
Fair value	125	688	1,124	29,466	31,403
Average yield(b)	6.15%	3.27%	6.25%	6.66%	6.56%
Certificates of deposit
Amortized cost	$108	$—	$—	$—	$108
Fair value	108	—	—	—	108
Average yield(b)	1.76%	—	—	—	1.76%
Non-U.S. government debt securities
Amortized cost	$5,777	$14,341	$13,917	$2,085	$36,120
Fair value	5,792	14,734	14,548	2,179	37,253
Average yield(b)	2.94%	1.47%	0.92%	0.48%	1.44%
Corporate debt securities
Amortized cost	$1,551	$2,025	$1,630	$130	$5,336
Fair value	1,565	2,058	1,630	130	5,383
Average yield(b)	3.53%	2.67%	2.99%	3.22%	3.03%
Asset-backed securities
Amortized cost	$7	$565	$22,889	$14,908	$38,369
Fair value	7	568	22,895	14,927	38,397
Average yield(b)	2.47%	0.79%	2.17%	2.08%	2.12%
Total available-for-sale debt securities
Amortized cost	$9,218	$25,516	$63,339	$114,210	$212,283
Fair value	9,258	26,031	64,235	118,780	218,304
Average yield(b)	2.92%	1.55%	1.85%	3.83%	2.93%
Available-for-sale equity securities
Amortized cost	$—	$—	$—	$2,065	$2,065
Fair value	—	—	—	2,086	2,086
Average yield(b)	—%	—%	—%	0.29%	0.29%
Total available-for-sale securities
Amortized cost	$9,218	$25,516	$63,339	$116,275	$214,348
Fair value	9,258	26,031	64,235	120,866	220,390
Average yield(b)	2.92%	1.55%	1.85%	3.77%	2.90%
Held-to-maturity debt securities
Mortgage-backed securities(a)
Amortized cost	$—	$—	$—	$37,522	$37,522
Fair value	—	—	—	39,245	39,245
Average yield(b)	—%	—%	—%	3.31%	3.31%
Obligations of U.S. states and municipalities
Amortized cost	$—	$29	$1,385	$13,075	$14,489
Fair value	—	30	1,470	13,988	15,488
Average yield(b)	—%	6.11%	5.08%	5.68%	5.62%

Total held-to-maturity securities
Amortized cost	$—	$29	$1,385	$50,597	$52,011
Fair value	—	30	1,470	53,233	54,733
Average yield(b)	—%	6.11%	5.08%	3.92%	3.95%

(a)	U.S. government-sponsored enterprises were the only issuers whose securities exceeded 10% of JPMorgan Chase’s total stockholders’ equity at September 30, 2016.

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

(c)
Includes securities with no stated maturity. Substantially all of the Firm’s U.S. residential MBS and collateralized mortgage obligations are due in 10 years or more, based on contractual maturity. The estimated weighted-average life, which reflects anticipated future prepayments, is approximately 5 years for agency residential MBS, 2 years for agency residential collateralized mortgage obligations and 3 years for nonagency residential collateralized mortgage obligations.

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
The table below summarizes the gross and net amounts of the Firm’s securities financing agreements as of September 30, 2016 and December 31, 2015. When the Firm has obtained an appropriate legal opinion with respect to the master netting agreement with a counterparty and where other relevant netting criteria under U.S. GAAP are met, the Firm nets, on the Consolidated balance sheets, the balances outstanding under its securities financing agreements with the same counterparty. In addition, the Firm exchanges securities and/or cash collateral with its counterparties; this collateral also reduces, in the Firm’s view, the economic exposure with the counterparty. Such collateral, along with securities financing balances that do not meet relevant netting criteria under U.S. GAAP, is presented as “Amounts not nettable on the Consolidated balance sheets,” and reduces the “Net amounts” presented below, if the Firm has an appropriate legal opinion with respect to the master netting agreement with the counterparty. Where a legal opinion has not been either sought or obtained, the securities financing balances are presented gross in the “Net amounts” below, and related collateral does not reduce the amounts presented.

	September 30, 2016
(in millions)	Gross amounts	Amounts netted on the Consolidated balance sheets	Amounts presented on the Consolidated balance sheets(b)	Amounts not nettable on the Consolidated balance sheets(c)	Net amounts(d)
Assets
Securities purchased under resale agreements	$448,134	$(215,572)	$232,562	$(226,850)	$5,712
Securities borrowed	109,197	—	109,197	(78,667)	30,530
Liabilities
Securities sold under repurchase agreements	$367,383	$(215,572)	$151,811	$(132,431)	$19,380
Securities loaned and other(a)	23,002	—	23,002	(22,926)	76

	December 31, 2015
(in millions)	Gross amounts	Amounts netted on the Consolidated balance sheets	Amounts presented on the Consolidated balance sheets(b)	Amounts not nettable on the Consolidated balance sheets(c)		Net amounts(d)
Assets
Securities purchased under resale agreements	$368,148	$(156,258)	$211,890	$(207,958)	(e)	$3,932	(e)
Securities borrowed	98,721	—	98,721	(65,081)		33,640
Liabilities
Securities sold under repurchase agreements	$290,044	$(156,258)	$133,786	$(119,332)	(e)	$14,454	(e)
Securities loaned and other(a)	22,556	—	22,556	(22,245)		311

(a)
Includes securities-for-securities lending transactions of $7.4 billion and $4.4 billion at September 30, 2016 and December 31, 2015, respectively, accounted for at fair value, where the Firm is acting as lender. These amounts are presented within other liabilities on the Consolidated balance sheets.

(b)
Includes securities financing agreements accounted for at fair value. At September 30, 2016 and December 31, 2015, included securities purchased under resale agreements of $23.0 billion and $23.1 billion, respectively, securities borrowed of zero and $395 million, respectively, and securities sold under agreements to repurchase of $1.4 billion and $3.5 billion, respectively. There were no securities loaned accounted for at fair value in either period.

(c)
In some cases, collateral exchanged with a counterparty exceeds the net asset or liability balance with that counterparty. In such cases, the amounts reported in this column are limited to the related asset or liability with that counterparty.

(d)
Includes securities financing agreements that provide collateral rights, but where an appropriate legal opinion with respect to the master netting agreement has not been either sought or obtained. At September 30, 2016 and December 31, 2015, included $3.9 billion and $2.3 billion, respectively, of securities purchased under resale agreements; $27.9 billion and $31.3 billion, respectively, of securities borrowed; $17.5 billion and $12.6 billion, respectively, of securities sold under agreements to repurchase; and $22 million and $45 million, respectively, of securities loaned and other.

(e)	The prior period amounts have been revised to conform with the current presentation.

The tables below present as of September 30, 2016, and December 31, 2015 the types of financial assets pledged in securities financing agreements and the remaining contractual maturity of the securities financing agreements.

	Gross liability balance
	September 30, 2016		December 31, 2015
(in millions)	Securities sold under repurchase agreements	Securities loaned and other(a)	Securities sold under repurchase agreements	Securities loaned and other(a)
Mortgage-backed securities	$17,038	$—	$12,790	$—
U.S. Treasury and government agencies	202,515	17	154,377	5
Obligations of U.S. states and municipalities	2,076	—	1,316	—
Non-U.S. government debt	106,088	5,813	80,162	4,426
Corporate debt securities	19,754	86	21,286	78
Asset-backed securities	5,139	—	4,394	—
Equity securities	14,773	17,086	15,719	18,047
Total	$367,383	$23,002	$290,044	$22,556

	Remaining contractual maturity of the agreements
	Overnight and continuous			Greater than 90 days
September 30, 2016 (in millions)		Up to 30 days	30 – 90 days		Total
Total securities sold under repurchase agreements	$141,524	$132,267	$41,871	$51,721	$367,383
Total securities loaned and other(a)	11,460	647	1,588	9,307	23,002

	Remaining contractual maturity of the agreements
	Overnight and continuous			Greater than 90 days
December 31, 2015 (in millions)		Up to 30 days	30 – 90 days		Total
Total securities sold under repurchase agreements	$114,595	$100,082	$29,955	$45,412	$290,044
Total securities loaned and other(a)	8,320	708	793	12,735	22,556

(a)
Includes securities-for-securities lending transactions of $7.4 billion and $4.4 billion at September 30, 2016 and December 31, 2015, respectively, accounted for at fair value, where the Firm is acting as lender. These amounts are presented within other liabilities on the Consolidated balance sheets.

Transfers not qualifying for sale accounting
At September 30, 2016, and December 31, 2015, the Firm held $5.8 billion and $7.5 billion, respectively, of financial assets for which the rights have been transferred to third parties; however, the transfers did not qualify as a sale in accordance with U.S. GAAP. These transfers have been recognized as collateralized financing transactions. The transferred assets are recorded in trading assets and loans, and the corresponding liabilities are recorded predominantly in other borrowed funds on the Consolidated balance sheets.

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

(g)	Includes loans to: individuals; SPEs; holding companies; and private education and civic organizations. For more information on exposures to SPEs, see Note 16 of JPMorgan Chase’s 2015 Annual Report.
The following tables summarize the Firm’s loan balances by portfolio segment.

September 30, 2016	Consumer, excluding credit card	Credit card(a)	Wholesale	Total
(in millions)
Retained	$363,398	$133,346	$386,449	$883,193	(b)
Held-for-sale	398	89	2,463	2,950
At fair value	—	—	1,911	1,911
Total	$363,796	$133,435	$390,823	$888,054

December 31, 2015	Consumer, excluding credit card	Credit card(a)	Wholesale	Total
(in millions)
Retained	$344,355	$131,387	$357,050	$832,792	(b)
Held-for-sale	466	76	1,104	1,646
At fair value	—	—	2,861	2,861
Total	$344,821	$131,463	$361,015	$837,299

(a)	Includes accrued interest and fees net of an allowance for the uncollectible portion of accrued interest and fee income.

(b)
Loans (other than PCI loans and those for which the fair value option has been elected) are presented net of unearned income, unamortized discounts and premiums, and net deferred loan costs. These amounts were not material as of September 30, 2016, and December 31, 2015.

The following tables provide information about the carrying value of retained loans purchased, sold and reclassified to held-for-sale during the periods indicated. These tables exclude loans recorded at fair value. The Firm manages its exposure to credit risk on an ongoing basis. Selling loans is one way that the Firm reduces its credit exposures.

	2016					2015
Three months ended September 30, (in millions)	Consumer, excluding credit card		Credit card	Wholesale	Total	Consumer, excluding credit card		Credit card		Wholesale	Total
Purchases	$959	(a)(b)	$—	$282	$1,241	$1,196	(a)(b)	$—		$1,199	$2,395
Sales	577		—	2,637	3,214	1,130		—		1,856	2,986
Retained loans reclassified to held-for-sale	176		—	777	953	—		79		20	99

	2016					2015
Nine months ended September 30, (in millions)	Consumer, excluding credit card		Credit card	Wholesale	Total	Consumer, excluding credit card		Credit card		Wholesale	Total
Purchases	$3,048	(a)(b)	$—	$975	$4,023	$3,918	(a)(b)	$—		$1,894	$5,812
Sales	2,242		—	6,383	8,625	4,073		—	(c)	7,381	11,454
Retained loans reclassified to held-for-sale	259		—	1,393	1,652	1,272		79		455	1,806

(a)
Purchases predominantly represent the Firm’s voluntary repurchase of certain delinquent loans from loan pools as permitted by Government National Mortgage Association (“Ginnie Mae”) guidelines. The Firm typically elects to repurchase these delinquent loans as it continues to service them and/or manage the foreclosure process in accordance with applicable requirements of Ginnie Mae, FHA, RHS, and/or VA.

(b)
Excludes purchases of retained loans sourced through the correspondent origination channel and underwritten in accordance with the Firm’s standards. Such purchases were $6.7 billion and $14.4 billion for the three months ended September 30, 2016 and 2015, respectively, and $23.8 billion and $39.8 billion for the nine months ended September 30, 2016 and 2015, respectively.

(c)	Prior period amounts have been revised to conform with current period presentation.
The following table provides information about gains and losses, including lower of cost or fair value adjustments, on loan sales by portfolio segment.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2016	2015	2016	2015
Net gains/(losses) on sales of loans (including lower of cost or fair value adjustments)(a)
Consumer, excluding credit card	$51	$62	$168	$239
Credit card	(2)	13	(6)	22
Wholesale	17	33	15	32
Total net gains on sales of loans (including lower of cost or fair value adjustments)	$66	$108	$177	$293

(a)	Excludes sales related to loans accounted for at fair value.

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
The table below provides information about retained consumer loans, excluding credit card, by class.

(in millions)	September 30, 2016	December 31, 2015
Residential real estate – excluding PCI
Home equity	$40,740	$45,559
Residential mortgage	189,558	166,239
Other consumer loans
Auto	64,512	60,255
Business banking	22,292	21,208
Student and other	9,251	10,096
Residential real estate – PCI
Home equity	13,448	14,989
Prime mortgage	7,919	8,893
Subprime mortgage	3,021	3,263
Option ARMs	12,657	13,853
Total retained loans	$363,398	$344,355
For further information on consumer credit quality indicators, see Note 14 of JPMorgan Chase’s 2015 Annual Report.

Residential real estate – excluding PCI loans
The following table provides information by class for residential real estate – excluding retained PCI loans in the consumer, excluding credit card, portfolio segment.

Residential real estate – excluding PCI loans
(in millions, except ratios)	Home equity(g)		Residential mortgage(g)		Total residential real estate – excluding PCI
	Sep 30, 2016	Dec 31, 2015	Sep 30, 2016	Dec 31, 2015	Sep 30, 2016	Dec 31, 2015
Loan delinquency(a)
Current	$39,644	$44,299	$181,247	$156,463	$220,891	$200,762
30–149 days past due	610	708	3,737	4,042	4,347	4,750
150 or more days past due	486	552	4,574	5,734	5,060	6,286
Total retained loans	$40,740	$45,559	$189,558	$166,239	$230,298	$211,798
% of 30+ days past due to total retained loans(b)	2.69%	2.77%	0.81%	1.03%	1.14%	1.40%
90 or more days past due and government guaranteed(c)	$—	$—	$4,796	$6,056	$4,796	$6,056
Nonaccrual loans	1,904	2,191	2,295	2,503	4,199	4,694
Current estimated LTV ratios(d)(e)
Greater than 125% and refreshed FICO scores:
Equal to or greater than 660	$65	$165	$52	$58	$117	$223
Less than 660	18	32	64	77	82	109
101% to 125% and refreshed FICO scores:
Equal to or greater than 660	810	1,344	162	274	972	1,618
Less than 660	266	434	237	291	503	725
80% to 100% and refreshed FICO scores:
Equal to or greater than 660	3,346	4,537	4,009	3,159	7,355	7,696
Less than 660	1,069	1,409	880	996	1,949	2,405
Less than 80% and refreshed FICO scores:
Equal to or greater than 660	28,185	29,648	165,480	142,241	193,665	171,889
Less than 660	4,534	4,934	7,027	6,797	11,561	11,731
No FICO/LTV available	2,447	3,056	2,095	1,658	4,542	4,714
U.S. government-guaranteed	—	—	9,552	10,688	9,552	10,688
Total retained loans	$40,740	$45,559	$189,558	$166,239	$230,298	$211,798
Geographic region
California	$7,992	$8,945	$57,410	$47,263	$65,402	$56,208
New York	8,345	9,147	24,282	21,462	32,627	30,609
Illinois	3,067	3,420	13,117	11,524	16,184	14,944
Texas	2,278	2,532	10,519	9,128	12,797	11,660
Florida	2,196	2,409	8,295	7,177	10,491	9,586
New Jersey	2,324	2,590	6,365	5,567	8,689	8,157
Washington	1,287	1,451	5,159	4,176	6,446	5,627
Arizona	1,858	2,143	3,604	3,155	5,462	5,298
Michigan	1,194	1,350	2,069	1,945	3,263	3,295
Ohio	1,464	1,652	1,362	1,247	2,826	2,899
All other(f)	8,735	9,920	57,376	53,595	66,111	63,515
Total retained loans	$40,740	$45,559	$189,558	$166,239	$230,298	$211,798

(a)
Individual delinquency classifications include mortgage loans insured by U.S. government agencies as follows: current included $2.8 billion and $2.6 billion; 30–149 days past due included $2.9 billion and $3.2 billion; and 150 or more days past due included $3.9 billion and $4.9 billion at September 30, 2016, and December 31, 2015, respectively.

(b)
At September 30, 2016, and December 31, 2015, Residential mortgage loans excluded mortgage loans insured by U.S. government agencies of $6.8 billion and $8.1 billion, respectively. These amounts have been excluded from nonaccrual loans based upon the government guarantee.

(c)
These balances, which are 90 days or more past due, were excluded from nonaccrual loans as the loans are guaranteed by U.S government agencies. Typically the principal balance of the loans is insured and interest is guaranteed at a specified reimbursement rate subject to meeting agreed-upon servicing guidelines. At September 30, 2016, and December 31, 2015, these balances included $2.7 billion and $3.4 billion, respectively, of loans that are no longer accruing interest based on the agreed-upon servicing guidelines. For the remaining balance, interest is being accrued at the guaranteed reimbursement rate. There were no loans that were not guaranteed by U.S. government agencies that are 90 or more days past due and still accruing interest at September 30, 2016, and December 31, 2015.

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

(e)	Refreshed FICO scores represent each borrower’s most recent credit score, which is obtained by the Firm on at least a quarterly basis.

(f)	At September 30, 2016, and December 31, 2015, included mortgage loans insured by U.S. government agencies of $9.6 billion and $10.7 billion, respectively.

(g)	Includes residential real estate loans to private banking clients in AM, for which the primary credit quality indicators are the borrower’s financial position and LTV.

The following table represents the Firm’s delinquency statistics for junior lien home equity loans and lines as of September 30, 2016, and December 31, 2015.

	Total loans		Total 30+ day delinquency rate
(in millions, except ratios)	Sep 30, 2016	Dec 31, 2015	Sep 30, 2016	Dec 31, 2015

HELOCs:(a)
Within the revolving period(b)	$11,646	$17,050	1.18%	1.57%
Beyond the revolving period	13,135	11,252	2.90	3.10
HELOANs	1,999	2,409	2.70	3.03
Total	$26,780	$30,711	2.14%	2.25%

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

HELOCs beyond the revolving period and HELOANs have higher delinquency rates than HELOCs within the revolving period. That is primarily because the fully-amortizing payment that is generally required for those products is higher than the minimum payment options available for HELOCs within the revolving period. The higher delinquency rates associated with amortizing HELOCs and HELOANs are factored into the Firm’s allowance for loan losses.

Impaired loans
The table below sets forth information about the Firm’s residential real estate impaired loans, excluding PCI loans. These loans are considered to be impaired as they have been modified in a TDR. All impaired loans are evaluated for an asset-specific allowance as described in Note 15 of JPMorgan Chase’s 2015 Annual Report.

(in millions)	Home equity		Residential mortgage		Total residential real estate – excluding PCI
	Sep 30, 2016	Dec 31, 2015	Sep 30, 2016	Dec 31, 2015	Sep 30, 2016	Dec 31, 2015
Impaired loans
With an allowance	$1,287	$1,293	$4,865	$5,243	$6,152	$6,536
Without an allowance(a)	966	1,065	1,349	1,447	2,315	2,512
Total impaired loans(b)(c)	$2,253	$2,358	$6,214	$6,690	$8,467	$9,048
Allowance for loan losses related to impaired loans	$132	$138	$79	$108	$211	$246
Unpaid principal balance of impaired loans(d)	3,792	3,960	8,518	9,082	12,310	13,042
Impaired loans on nonaccrual status(e)	1,088	1,220	1,799	1,957	2,887	3,177

(a)
Represents collateral-dependent residential mortgage loans that are charged off to the fair value of the underlying collateral less cost to sell. The Firm reports, in accordance with regulatory guidance, residential real estate loans that have been discharged under Chapter 7 bankruptcy and not reaffirmed by the borrower (“Chapter 7 loans”) as collateral-dependent nonaccrual TDRs, regardless of their delinquency status. At September 30, 2016, Chapter 7 residential real estate loans included approximately 13% of home equity and 17% of residential mortgages that were 30 days or more past due.

(b)
At September 30, 2016, and December 31, 2015, $3.6 billion and $3.8 billion, respectively, of loans modified subsequent to repurchase from Ginnie Mae in accordance with the standards of the appropriate government agency (i.e., FHA, VA, RHS) are not included in the table above. When such loans perform subsequent to modification in accordance with Ginnie Mae guidelines, they are generally sold back into Ginnie Mae loan pools. Modified loans that do not re-perform become subject to foreclosure.

(c)	Predominantly all residential real estate impaired loans, excluding PCI loans, are in the U.S.

(d)
Represents the contractual amount of principal owed at September 30, 2016, and December 31, 2015. The unpaid principal balance differs from the impaired loan balances due to various factors, including charge-offs; net deferred loan fees or costs; and unamortized discounts or premiums on purchased loans.

(e)
As of September 30, 2016, and December 31, 2015, nonaccrual loans included $2.3 billion and $2.5 billion, respectively, of TDRs for which the borrowers were less than 90 days past due. For additional information about loans modified in a TDR that are on nonaccrual status refer to the Loan accounting framework in Note 14 of JPMorgan Chase’s 2015 Annual Report.

The following tables present average impaired loans and the related interest income reported by the Firm.

Three months ended September 30,	Average impaired loans		Interest income on impaired loans(a)		Interest income on impaired loans on a cash basis(a)
(in millions)	2016	2015	2016	2015	2016	2015
Home equity	$2,276	$2,351	$31	$32	$20	$20
Residential mortgage	6,305	6,980	76	82	19	22
Total residential real estate – excluding PCI	$8,581	$9,331	$107	$114	$39	$42

Nine months ended September 30,	Average impaired loans		Interest income on impaired loans(a)		Interest income on impaired loans on a cash basis(a)
(in millions)	2016	2015	2016	2015	2016	2015
Home equity	$2,325	$2,371	$94	$98	$61	$64
Residential mortgage	6,457	7,996	231	268	58	68
Total residential real estate – excluding PCI	$8,782	$10,367	$325	$366	$119	$132

(a)	Generally, interest income on loans modified in TDRs is recognized on a cash basis until such time as the borrower has made a minimum of six payments under the new terms.

Loan modifications
Modifications of residential real estate loans, excluding PCI loans, are generally accounted for and reported as TDRs. There were no additional commitments to lend to borrowers whose residential real estate loans, excluding PCI loans, have been modified in TDRs.

The following table presents new TDRs reported by the Firm.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2016	2015	2016	2015
Home equity	$62	$139	$258	$286
Residential mortgage	72	62	194	217
Total residential real estate – excluding PCI	$134	$201	$452	$503

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

Three months ended September 30,					Total residential real estate – excluding PCI
	Home equity		Residential mortgage
	2016	2015	2016	2015	2016	2015
Number of loans approved for a trial modification	351	1,835	386	664	737	2,499
Number of loans permanently modified	1,163	953	849	805	2,012	1,758
Concession granted:(a)
Interest rate reduction	83%	71%	81%	73%	82%	72%
Term or payment extension	76	88	86	80	81	84
Principal and/or interest deferred	21	24	15	22	18	24
Principal forgiveness	6	4	25	29	14	15
Other(b)	6	—	27	13	15	6

Nine months ended September 30,					Total residential real estate – excluding PCI
	Home equity		Residential mortgage
	2016	2015	2016	2015	2016	2015
Number of loans approved for a trial modification	2,088	2,732	1,521	1,992	3,609	4,724
Number of loans permanently modified	3,804	2,679	2,560	2,397	6,364	5,076
Concession granted:(a)
Interest rate reduction	74%	74%	75%	71%	75%	73%
Term or payment extension	84	86	89	81	86	84
Principal and/or interest deferred	12	26	18	26	18	26
Principal forgiveness	9	5	27	29	16	16
Other(b)	1	—	14	11	11	5

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

Three months ended September 30, (in millions, except weighted-average data and number of loans)	Home equity		Residential mortgage		Total residential real estate – excluding PCI
	2016	2015	2016	2015	2016	2015
Weighted-average interest rate of loans with interest rate reductions – before TDR	4.99%	5.20%	5.76%	5.76%	5.47%	5.57%
Weighted-average interest rate of loans with interest rate reductions – after TDR	2.28	2.33	2.99	2.81	2.73	2.65
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – before TDR	19	17	24	25	22	22
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – after TDR	38	33	38	37	38	36
Charge-offs recognized upon permanent modification	$—	$1	$1	$4	$1	$5
Principal deferred	6	7	7	13	13	20
Principal forgiven	1	—	12	19	13	19
Balance of loans that redefaulted within one year of permanent modification(a)	$13	$5	$29	$38	$42	$43

Nine months ended September 30, (in millions, except weighted-average data and number of loans)	Home equity		Residential mortgage		Total residential real estate – excluding PCI
	2016	2015	2016	2015	2016	2015
Weighted-average interest rate of loans with interest rate reductions – before TDR	5.08%	5.24%	5.66%	5.74%	5.43%	5.57%
Weighted-average interest rate of loans with interest rate reductions – after TDR	2.40	2.41	2.94	2.76	2.73	2.65
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – before TDR	18	18	25	25	22	22
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – after TDR	38	33	38	37	38	36
Charge-offs recognized upon permanent modification	$1	$3	$3	$9	$4	$12
Principal deferred	18	20	26	45	44	65
Principal forgiven	5	2	37	52	42	54
Balance of loans that redefaulted within one year of permanent modification(a)	$31	$14	$72	$102	$103	$116

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

At September 30, 2016, the weighted-average estimated remaining lives of residential real estate loans, excluding PCI loans, permanently modified in TDRs were 9 years for home equity and 11 years for residential mortgages. The estimated remaining lives of these loans reflect estimated prepayments, both voluntary and involuntary (i.e., foreclosures and other forced liquidations).

Active and suspended foreclosure
At September 30, 2016, and December 31, 2015, the Firm had non-PCI residential real estate loans, excluding those insured by U.S. government agencies, with a carrying value of $1.0 billion and $1.2 billion, respectively, that were not included in REO, but were in the process of active or suspended foreclosure.

Other consumer loans
The table below provides information for other consumer retained loan classes, including auto, business banking and student loans.

(in millions, except ratios)	Auto		Business banking		Student and other				Total other consumer
	Sep 30, 2016	Dec 31, 2015	Sep 30, 2016	Dec 31, 2015	Sep 30, 2016		Dec 31, 2015		Sep 30, 2016		Dec 31, 2015
Loan delinquency(a)
Current	$63,815	$59,442	$21,954	$20,887	$8,644		$9,405		$94,413		$89,734
30–119 days past due	688	804	212	215	380		445		1,280		1,464
120 or more days past due	9	9	126	106	227		246		362		361
Total retained loans	$64,512	$60,255	$22,292	$21,208	$9,251		$10,096		$96,055		$91,559
% of 30+ days past due to total retained loans	1.08%	1.35%	1.52%	1.51%	1.58%	(d)	1.63%	(d)	1.23%	(d)	1.42%	(d)
90 or more days past due and still accruing (b)	$—	$—	$—	$—	$259		$290		$259		$290
Nonaccrual loans	212	116	286	263	211		242		709		621
Geographic region
California	$7,837	$7,186	$4,031	$3,530	$951		$1,051		$12,819		$11,767
New York	3,970	3,874	3,392	3,359	1,202		1,224		8,564		8,457
Illinois	3,921	3,678	1,582	1,459	608		679		6,111		5,816
Texas	6,866	6,457	2,715	2,622	761		839		10,342		9,918
Florida	3,343	2,843	1,046	941	484		516		4,873		4,300
New Jersey	2,026	1,998	540	500	326		366		2,892		2,864
Washington	1,207	1,135	279	264	198		212		1,684		1,611
Arizona	2,215	2,033	1,251	1,205	212		236		3,678		3,474
Michigan	1,514	1,550	1,309	1,361	369		415		3,192		3,326
Ohio	2,269	2,340	1,359	1,363	509		559		4,137		4,262
All other	29,344	27,161	4,788	4,604	3,631		3,999		37,763		35,764
Total retained loans	$64,512	$60,255	$22,292	$21,208	$9,251		$10,096		$96,055		$91,559
Loans by risk ratings(c)
Noncriticized	$12,276	$11,277	$16,563	$15,505	NA		NA		$28,839		$26,782
Criticized performing	188	76	761	815	NA		NA		949		891
Criticized nonaccrual	98	—	236	210	NA		NA		334		210

(a)
Student loan delinquency classifications included loans insured by U.S. government agencies under the FFELP as follows: current included $3.5 billion and $3.8 billion; 30-119 days past due included $250 million and $299 million; and 120 or more days past due included $211 million and $227 million at September 30, 2016, and December 31, 2015, respectively.

(b)	These amounts represent student loans, which are insured by U.S. government agencies under the FFELP. These amounts were accruing as reimbursement of insured amounts is proceeding normally.

(c)	For risk-rated business banking and auto loans, the primary credit quality indicator is the risk rating of the loan, including whether the loans are considered to be criticized and/or nonaccrual.

(d)
September 30, 2016, and December 31, 2015, excluded loans 30 days or more past due and still accruing, which are insured by U.S. government agencies under the FFELP, of $461 million and $526 million, respectively. These amounts were excluded as reimbursement of insured amounts is proceeding normally.

Other consumer impaired loans and loan
modifications
The table below sets forth information about the Firm’s other consumer impaired loans, including risk-rated business banking and auto loans that have been placed on nonaccrual status, and loans that have been modified in TDRs.

(in millions)	September 30, 2016	December 31, 2015
Impaired loans
With an allowance	$648	$527
Without an allowance(a)	30	31
Total impaired loans(b)(c)	$678	$558
Allowance for loan losses related to impaired loans	$141	$118
Unpaid principal balance of impaired loans(d)	790	668
Impaired loans on nonaccrual status	551	449

(a)
When discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, the loan does not require an allowance. This typically occurs when the impaired loans have been partially charged off and/or there have been interest payments received and applied to the loan balance.

(b)	Predominantly all other consumer impaired loans are in the U.S.

(c)
Other consumer average impaired loans were $683 million and $543 million for the three months ended September 30, 2016 and 2015, respectively, and $626 million and $565 million for the nine months ended September 30, 2016 and 2015, respectively. The related interest income on impaired loans, including those on a cash basis, was not material for the three and nine months ended September 30, 2016 and 2015.

(d)
Represents the contractual amount of principal owed at September 30, 2016, and December 31, 2015. The unpaid principal balance differs from the impaired loan balances due to various factors, including charge-offs; interest payments received and applied to the principal balance; net deferred loan fees or costs; and unamortized discounts or premiums on purchased loans.

Loan modifications
Certain other consumer loan modifications are considered to be TDRs as they provide various concessions to borrowers who are experiencing financial difficulty. All of these TDRs are reported as impaired loans in the table above. See Note 14 of JPMorgan Chase’s 2015 Annual Report for further information on other consumer loans modified in TDRs.
The following table provides information about the Firm’s other consumer loans modified in TDRs. New TDRs were not material for the three and nine months ended September 30, 2016 and 2015.

(in millions)	September 30, 2016	December 31, 2015
Loans modified in TDRs(a)(b)	$386	$384
TDRs on nonaccrual status	259	275

(a)	The impact of these modifications was not material to the Firm for the three and nine months ended September 30, 2016 and 2015.

(b)	Additional commitments to lend to borrowers whose loans have been modified in TDRs as of September 30, 2016, and December 31, 2015, were immaterial.

Purchased credit-impaired loans
For a detailed discussion of PCI loans, including the related accounting policies, see Note 14 of JPMorgan Chase’s 2015 Annual Report.
Residential real estate – PCI loans
The table below sets forth information about the Firm’s consumer, excluding credit card, PCI loans.

(in millions, except ratios)	Home equity		Prime mortgage		Subprime mortgage		Option ARMs		Total PCI
	Sep 30, 2016	Dec 31, 2015	Sep 30, 2016	Dec 31, 2015	Sep 30, 2016	Dec 31, 2015	Sep 30, 2016	Dec 31, 2015	Sep 30, 2016	Dec 31, 2015
Carrying value(a)	$13,448	$14,989	$7,919	$8,893	$3,021	$3,263	$12,657	$13,853	$37,045	$40,998
Related allowance for loan losses(b)	1,708	1,708	861	985	—	—	49	49	2,618	2,742
Loan delinquency (based on unpaid principal balance)
Current	$12,970	$14,387	$7,100	$7,894	$3,065	$3,232	$11,445	$12,370	$34,580	$37,883
30–149 days past due	279	322	350	424	389	439	571	711	1,589	1,896
150 or more days past due	510	633	494	601	260	380	993	1,272	2,257	2,886
Total loans	$13,759	$15,342	$7,944	$8,919	$3,714	$4,051	$13,009	$14,353	$38,426	$42,665
% of 30+ days past due to total loans	5.73%	6.22%	10.62%	11.49%	17.47%	20.22%	12.02%	13.82%	10.01%	11.21%
Current estimated LTV ratios (based on unpaid principal balance)(c)(d)
Greater than 125% and refreshed FICO scores:
Equal to or greater than 660	$89	$153	$6	$10	$6	$10	$11	$19	$112	$192
Less than 660	50	80	19	28	33	55	23	36	125	199
101% to 125% and refreshed FICO scores:
Equal to or greater than 660	649	942	64	120	46	77	98	166	857	1,305
Less than 660	305	444	94	152	152	220	164	239	715	1,055
80% to 100% and refreshed FICO scores:
Equal to or greater than 660	2,119	2,709	520	816	248	331	653	977	3,540	4,833
Less than 660	914	1,136	436	614	496	643	744	1,050	2,590	3,443
Lower than 80% and refreshed FICO scores:
Equal to or greater than 660	6,678	6,724	4,082	4,243	915	863	6,847	7,073	18,522	18,903
Less than 660	2,198	2,265	2,312	2,438	1,635	1,642	3,858	4,065	10,003	10,410
No FICO/LTV available	757	889	411	498	183	210	611	728	1,962	2,325
Total unpaid principal balance	$13,759	$15,342	$7,944	$8,919	$3,714	$4,051	$13,009	$14,353	$38,426	$42,665
Geographic region (based on unpaid principal balance)
California	$8,246	$9,205	$4,589	$5,172	$927	$1,005	$7,378	$8,108	$21,140	$23,490
New York	724	788	528	580	373	400	740	813	2,365	2,581
Illinois	327	358	235	263	181	196	289	333	1,032	1,150
Texas	193	224	83	94	219	243	66	75	561	636
Florida	1,348	1,479	519	586	341	373	1,063	1,183	3,271	3,621
New Jersey	289	310	217	238	127	139	419	470	1,052	1,157
Washington	708	819	173	194	71	81	303	339	1,255	1,433
Arizona	253	281	131	143	70	76	188	203	642	703
Michigan	39	44	126	141	103	113	133	150	401	448
Ohio	15	17	41	45	58	62	53	61	167	185
All other	1,617	1,817	1,302	1,463	1,244	1,363	2,377	2,618	6,540	7,261
Total unpaid principal balance	$13,759	$15,342	$7,944	$8,919	$3,714	$4,051	$13,009	$14,353	$38,426	$42,665

(a)	Carrying value includes the effect of fair value adjustments that were applied to the consumer PCI portfolio at the date of acquisition.

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

Approximately 24% of the PCI home equity portfolio are senior lien loans; the remaining balance are junior lien HELOANs or HELOCs. The following tables set forth delinquency statistics for PCI junior lien home equity loans and lines of credit based on the unpaid principal balance as of September 30, 2016, and December 31, 2015.

	Total loans		Total 30+ day delinquency rate
(in millions, except ratios)	Sep 30, 2016	Dec 31, 2015	Sep 30, 2016	Dec 31, 2015

HELOCs:(a)
Within the revolving period(b)	$2,754	$5,000	3.81%	4.10%
Beyond the revolving period(c)	7,265	6,252	3.98	4.46
HELOANs	494	582	4.86	5.33
Total	$10,513	$11,834	3.98%	4.35%

(a)	In general, these HELOCs are revolving loans for a 10-year period, after which time the HELOC converts to an interest-only loan with a balloon payment at the end of the loan’s term.

(b)	Substantially all undrawn HELOCs within the revolving period have been closed.

(c)	Includes loans modified into fixed rate amortizing loans.

The table below sets forth the accretable yield activity for the Firm’s PCI consumer loans for the three and nine months ended September 30, 2016 and 2015, and represents the Firm’s estimate of gross interest income expected to be earned over the remaining life of the PCI loan portfolios. The table excludes the cost to fund the PCI portfolios, and therefore the accretable yield does not represent net interest income expected to be earned on these portfolios.

	Total PCI
(in millions, except ratios)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Beginning balance	$12,301	$13,741	$13,491	$14,592
Accretion into interest income	(382)	(424)	(1,184)	(1,290)
Changes in interest rates on variable-rate loans	42	3	143	21
Other changes in expected cash flows(a)	291	511	(198)	508
Reclassification from nonaccretable difference(b)	—	90	—	90
Balance at September 30	$12,252	$13,921	$12,252	$13,921
Accretable yield percentage	4.33%	4.22%	4.35%	4.18%

(a)
Other changes in expected cash flows may vary from period to period as the Firm continues to refine its cash flow model, for example cash flows expected to be collected due to the impact of modifications and changes in prepayment assumptions.

(b)
Reclassifications from nonaccretable difference in the three and nine months ended September 30, 2015 were driven by continued improvement in home prices and delinquencies, as well as increased granularity in the impairment estimates.

Active and suspended foreclosure
At September 30, 2016, and December 31, 2015, the Firm had PCI residential real estate loans with an unpaid principal balance of $1.9 billion and $2.3 billion, respectively, that were not included in REO, but were in the process of active or suspended foreclosure.

Credit card loan portfolio
The table below sets forth information about the Firm’s credit card loans.

(in millions, except ratios)	September 30, 2016	December 31, 2015
Loan delinquency
Current and less than 30 days past due and still accruing	$131,311	$129,502
30–89 days past due and still accruing	1,041	941
90 or more days past due and still accruing	994	944
Total retained credit card loans	$133,346	$131,387
Loan delinquency ratios
% of 30+ days past due to total retained loans	1.53%	1.43%
% of 90+ days past due to total retained loans	0.75	0.72
Credit card loans by geographic region
California	$19,218	$18,802
Texas	12,376	11,847
New York	11,606	11,360
Florida	8,005	7,806
Illinois	7,752	7,655
New Jersey	5,934	5,879
Ohio	4,627	4,700
Pennsylvania	4,496	4,533
Michigan	3,548	3,562
Colorado	3,521	3,399
All other	52,263	51,844
Total retained credit card loans	$133,346	$131,387
Percentage of portfolio based on carrying value with estimated refreshed FICO scores(a)
Equal to or greater than 660	84.5%	84.4%
Less than 660	14.1	13.1
No FICO available	1.4	2.5

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

(in millions)	September 30, 2016	December 31, 2015
Impaired credit card loans with an allowance(a)(b)
Credit card loans with modified payment terms(c)	$1,117	$1,286
Modified credit card loans that have reverted to pre-modification payment terms(d)	147	179
Total impaired credit card loans(e)	$1,264	$1,465
Allowance for loan losses related to impaired credit card loans	$363	$460

(a)	The carrying value and the unpaid principal balance are the same for credit card impaired loans.

(b)	There were no impaired loans without an allowance.

(c)	Represents credit card loans outstanding to borrowers enrolled in a credit card modification program as of the date presented.

(d)	Represents credit card loans that were modified in TDRs but that have subsequently reverted back to the loans’ pre-modification payment terms.
At September 30, 2016, and December 31, 2015, $95 million and $113 million, respectively, of loans have reverted back to the pre-modification payment terms of the loans due to noncompliance with the terms of the modified loans. The remaining $52 million and $66 million at September 30, 2016, and December 31, 2015, respectively, of these loans are to borrowers who have successfully completed a short-term modification program. The Firm continues to report these loans as TDRs since the borrowers’ credit lines remain closed.

(e)	Predominantly all impaired credit card loans are in the U.S.
The following table presents average balances of impaired credit card loans and interest income recognized on those loans.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2016	2015	2016	2015
Average impaired credit card loans	$1,283	$1,620	$1,349	$1,775
Interest income on impaired credit card loans	15	20	48	64
Loan modifications
The Firm may modify loans to credit card borrowers who are experiencing financial difficulty. Most of these loans have been modified under programs that involve placing the customer on a fixed payment plan with a reduced interest rate, generally for 60 months. All of these credit card loan modifications are considered to be TDRs. New enrollments in these loan modification programs were $162 million and $154 million, for the three months ended September 30, 2016 and 2015, respectively, and $462 million and $483 million for the nine months ended September 30, 2016 and 2015, respectively. For additional information about credit card loan modifications, see Note 14 of JPMorgan Chase’s 2015 Annual Report.

Financial effects of modifications and redefaults
The following table provides information about the financial effects of the concessions granted on credit card loans modified in TDRs and redefaults for the periods presented.

(in millions, except weighted-average data)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Weighted-average interest rate of loans – before TDR	15.60%	15.09%	15.56%	15.13%
Weighted-average interest rate of loans – after TDR	4.66	4.35	4.76	4.30
Loans that redefaulted within one year of modification(a)	$20	$23	$57	$65

(a)
Represents loans modified in TDRs that experienced a payment default in the periods presented, and for which the payment default occurred within one year of the modification. The amounts presented represent the balance of such loans as of the end of the quarter in which they defaulted.

For credit card loans modified in TDRs, payment default is deemed to have occurred when the loans become two payments past due. A substantial portion of these loans is expected to be charged-off in accordance with the Firm’s standard charge-off policy. Based on historical experience, the estimated weighted-average default rate for modified credit card loans was expected to be 28.73% and 25.61% as of September 30, 2016, and December 31, 2015, respectively.

Wholesale loan portfolio
Wholesale loans include loans made to a variety of customers, ranging from large corporate and institutional clients to high-net-worth individuals. The primary credit quality indicator for wholesale loans is the risk rating assigned to each loan. For further information on these risk ratings, see Note 14 and Note 15 of JPMorgan Chase’s 2015 Annual Report.

The table below provides information by class of receivable for the retained loans in the Wholesale portfolio segment.

	Commercial and industrial		Real estate		Financial institutions		Government agencies		Other(d)		Total retained loans
(in millions, except ratios)	Sep 30, 2016	Dec 31, 2015	Sep 30, 2016	Dec 31, 2015	Sep 30, 2016	Dec 31, 2015	Sep 30, 2016	Dec 31, 2015	Sep 30, 2016	Dec 31, 2015	Sep 30, 2016	Dec 31, 2015
Loans by risk ratings
Investment-grade	$67,142	$62,150	$86,511	$74,330	$24,954	$21,786	$14,960	$11,363	$97,218	$98,107	$290,785	$267,736
Noninvestment-grade:
Noncriticized	48,343	45,632	16,655	17,008	7,987	7,667	447	256	12,385	11,390	85,817	81,953
Criticized performing	6,486	4,542	867	1,251	175	320	6	7	162	253	7,696	6,373
Criticized nonaccrual	1,637	608	206	231	18	10	—	—	290	139	2,151	988
Total noninvestment- grade	56,466	50,782	17,728	18,490	8,180	7,997	453	263	12,837	11,782	95,664	89,314
Total retained loans	$123,608	$112,932	$104,239	$92,820	$33,134	$29,783	$15,413	$11,626	$110,055	$109,889	$386,449	$357,050
% of total criticized exposure to total retained loans	6.57%	4.56%	1.03%	1.60%	0.58%	1.11%	0.04%	0.06%	0.41%	0.36%	2.55%	2.06%
% of criticized nonaccrual to total retained loans	1.32	0.54	0.20	0.25	0.05	0.03	—	—	0.26	0.13	0.56	0.28

Loans by geographic distribution(a)
Total non-U.S.	$33,799	$30,063	$3,970	$3,003	$16,937	$17,166	$3,948	$1,788	$42,604	$42,031	$101,258	$94,051
Total U.S.	89,809	82,869	100,269	89,817	16,197	12,617	11,465	9,838	67,451	67,858	285,191	262,999
Total retained loans	$123,608	$112,932	$104,239	$92,820	$33,134	$29,783	$15,413	$11,626	$110,055	$109,889	$386,449	$357,050

Loan delinquency(b)
Current and less than 30 days past due and still accruing	$121,674	$112,058	$104,009	$92,381	$33,039	$29,713	$15,410	$11,565	$108,755	$108,734	$382,887	$354,451
30–89 days past due and still accruing	178	259	24	193	59	49	—	55	951	988	1,212	1,544
90 or more days past due and still accruing(c)	119	7	—	15	18	11	3	6	59	28	199	67
Criticized nonaccrual	1,637	608	206	231	18	10	—	—	290	139	2,151	988
Total retained loans	$123,608	$112,932	$104,239	$92,820	$33,134	$29,783	$15,413	$11,626	$110,055	$109,889	$386,449	$357,050

(a)	The U.S. and non-U.S. distribution is determined based predominantly on the domicile of the borrower.

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

(in millions, except ratios)	Multifamily		Commercial lessors		Commercial construction and development		Other		Total real estate loans
	Sep 30, 2016	Dec 31, 2015	Sep 30, 2016	Dec 31, 2015	Sep 30, 2016	Dec 31, 2015	Sep 30, 2016	Dec 31, 2015	Sep 30, 2016	Dec 31, 2015
Real estate retained loans	$65,006	$60,290	$24,415	$20,062	$5,871	$4,920	$8,947	$7,548	$104,239	$92,820
Criticized exposure	519	520	442	844	93	43	19	75	1,073	1,482
% of total criticized exposure to total real estate retained loans	0.80%	0.86%	1.81%	4.21%	1.58%	0.87%	0.21%	0.99%	1.03%	1.60%
Criticized nonaccrual	$104	$85	$99	$100	$1	$1	$2	$45	$206	$231
% of criticized nonaccrual loans to total real estate retained loans	0.16%	0.14%	0.41%	0.50%	0.02%	0.02%	0.02%	0.60%	0.20%	0.25%

Wholesale impaired loans and loan modifications
Wholesale impaired loans consist of loans that have been placed on nonaccrual status and/or that have been modified in a TDR. All impaired loans are evaluated for an asset-specific allowance as described in Note 15 of JPMorgan Chase’s 2015 Annual Report.
The table below sets forth information about the Firm’s wholesale impaired loans.

(in millions)	Commercial and industrial		Real estate		Financial institutions		Government agencies		Other		Total retained loans
	Sep 30, 2016	Dec 31, 2015	Sep 30, 2016	Dec 31, 2015	Sep 30, 2016	Dec 31, 2015	Sep 30, 2016	Dec 31, 2015	Sep 30, 2016	Dec 31, 2015	Sep 30, 2016		Dec 31, 2015
Impaired loans
With an allowance	$1,249	$522	$135	$148	$17	$10	$—	$—	$176	$46	$1,577		$726
Without an allowance(a)	459	98	82	106	—	—	—	—	115	94	656		298
Total impaired loans	$1,708	$620	$217	$254	$17	$10	$—	$—	$291	$140	$2,233	(c)	$1,024	(c)
Allowance for loan losses related to impaired loans	$400	$220	$17	$27	$3	$3	$—	$—	$70	$24	$490		$274
Unpaid principal balance of impaired loans(b)	1,965	669	314	363	19	13	—	—	309	164	2,607		1,209

(a)
When the discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, the loan does not require an allowance. This typically occurs when the impaired loans have been partially charged-off and/or there have been interest payments received and applied to the loan balance.

(b)
Represents the contractual amount of principal owed at September 30, 2016, and December 31, 2015. The unpaid principal balance differs from the impaired loan balances due to various factors, including charge-offs; interest payments received and applied to the carrying value; net deferred loan fees or costs; and unamortized discount or premiums on purchased loans.

(c)	Based upon the domicile of the borrower, largely consists of loans in the U.S.
The following table presents the Firm’s average impaired loans for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2016	2015	2016	2015
Commercial and industrial	$1,489	$559	$1,437	$388
Real estate	210	261	227	257
Financial institutions	16	12	13	14
Government agencies	—	—	—	1
Other	213	122	197	114
Total(a)	$1,928	$954	$1,874	$774

(a)	The related interest income on accruing impaired loans and interest income recognized on a cash basis were not material for the three and nine months ended September 30, 2016 and 2015.

Certain loan modifications are considered to be TDRs as they provide various concessions to borrowers who are experiencing financial difficulty. All TDRs are reported as impaired loans in the tables above. TDRs were $600 million and $208 million as of September 30, 2016, and December 31, 2015, respectively.

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

	2016					2015
Nine months ended September 30, (in millions)	Consumer, excluding credit card	Credit card		Wholesale	Total	Consumer, excluding credit card	Credit card		Wholesale	Total
Allowance for loan losses
Beginning balance at January 1,	$5,806	$3,434		$4,315	$13,555	7,050	$3,439		$3,696	$14,185
Gross charge-offs	1,071	2,803		291	4,165	1,269	2,626		46	3,941
Gross recoveries	(448)	(275)		(30)	(753)	(577)	(278)		(64)	(919)
Net charge-offs/(recoveries)	623	2,528		261	3,412	692	2,348		(18)	3,022
Write-offs of PCI loans(a)	124	—		—	124	162	—		—	162
Provision for loan losses	578	2,978		628	4,184	(346)	2,348		461	2,463
Other	—	—		1	1	(1)	(5)		8	2
Ending balance at September 30,	$5,637	$3,884		$4,683	$14,204	$5,849	$3,434		$4,183	$13,466

Allowance for loan losses by impairment methodology
Asset-specific(b)	$352	$363	(c)	$490	$1,205	$359	$485	(c)	$281	$1,125
Formula-based	2,667	3,521		4,193	10,381	2,702	2,949		3,902	9,553
PCI	2,618	—		—	2,618	2,788	—		—	2,788
Total allowance for loan losses	$5,637	$3,884		$4,683	$14,204	$5,849	$3,434		$4,183	$13,466

Loans by impairment methodology
Asset-specific	$9,145	$1,264		$2,233	$12,642	$9,817	$1,563		$1,121	$12,501
Formula-based	317,208	132,082		384,213	833,503	279,679	124,071		345,802	749,552
PCI	37,045	—		3	37,048	42,236	—		4	42,240
Total retained loans	$363,398	$133,346		$386,449	$883,193	$331,732	$125,634		$346,927	$804,293

Impaired collateral-dependent loans
Net charge-offs	$63	$—		$7	$70	$84	$—		$2	$86
Loans measured at fair value of collateral less cost to sell	2,371	—		346	2,717	2,653	—		325	2,978

Allowance for lending-related commitments
Beginning balance at January 1,	$14	$—		$772	$786	$13	$—		$609	$622
Provision for lending-related commitments	—	—		313	313	1	—		112	113
Other	—	—		1	1	—	—		—	—
Ending balance at September 30,	$14	$—		$1,086	$1,100	$14	$—		$721	$735

Allowance for lending-related commitments by impairment methodology
Asset-specific	$—	$—		$162	$162	$—	$—		$69	$69
Formula-based	14	—		924	938	14	—		652	666
Total allowance for lending-related commitments	$14	$—		$1,086	$1,100	$14	$—		$721	$735

Lending-related commitments by impairment methodology
Asset-specific	$—	$—		$503	$503	$—	$—		$176	$176
Formula-based	59,990	549,634		368,484	978,108	60,005	526,433		354,172	940,610
Total lending-related commitments	$59,990	$549,634		$368,987	$978,611	$60,005	$526,433		$354,348	$940,786

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

Note 15 – Variable interest entities
For a further description of JPMorgan Chase’s accounting policies regarding consolidation of VIEs, see Note 1 of JPMorgan Chase’s 2015 Annual Report.
The following table summarizes the most significant types of Firm-sponsored VIEs by business segment.

Line of Business	Transaction Type	Activity	Form 10-Q page reference
CCB	Credit card securitization trusts	Securitization of both originated and purchased credit card receivables	142
	Mortgage securitization trusts	Servicing and securitization of both originated and purchased residential mortgages	142–144
CIB	Mortgage and other securitization trusts	Securitization of both originated and purchased residential and commercial mortgages, and student loans	142–144
	Multi-seller conduits Investor intermediation activities:	Assist clients in accessing the financial markets in a cost-efficient manner and structures transactions to meet investor needs	144
	Municipal bond vehicles		144–145
The Firm also invests in and provides financing and other services to VIEs sponsored by third parties, as described on page 145 of this Note.
Significant Firm-sponsored VIEs
Credit card securitizations
For a more detailed discussion of JPMorgan Chase’s involvement with credit card securitizations, see Note 16 of JPMorgan Chase’s 2015 Annual Report.
As a result of the Firm’s continuing involvement, the Firm is considered to be the primary beneficiary of its Firm-sponsored credit card securitization trusts, including its primary vehicle, the Chase Issuance Trust. See the table on page 146 of this Note for further information on consolidated VIE assets and liabilities.

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

The following table presents the total unpaid principal amount of assets held in Firm-sponsored private-label securitization entities, including those in which the Firm has continuing involvement, and those that are consolidated by the Firm. Continuing involvement includes servicing the loans; holding senior interests or subordinated interests; recourse or guarantee arrangements; and derivative transactions. In certain instances, the Firm’s only continuing involvement is servicing the loans. See Securitization activity on page 147 of this Note for further information regarding the Firm’s cash flows with and interests retained in nonconsolidated VIEs, and page 147 of this Note for information on the Firm’s loan sales to U.S. government agencies.

	Principal amount outstanding			JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
September 30, 2016 (in millions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	AFS securities	Total interests held by JPMorgan Chase
Securitization-related(a)
Residential mortgage:
Prime/Alt-A and option ARMs	$80,226	$4,749	$59,790	$204	$1,444	$1,648
Subprime	22,300	5	20,594	78	—	78
Commercial and other(b)	107,288	107	73,454	612	1,945	2,557
Total	$209,814	$4,861	$153,838	$894	$3,389	$4,283

	Principal amount outstanding			JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
December 31, 2015 (in millions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	AFS securities	Total interests held by JPMorgan Chase
Securitization-related(a)
Residential mortgage:
Prime/Alt-A and option ARMs	$85,687	$1,400	$66,708	$394	$1,619	$2,013
Subprime	24,389	64	22,549	109	—	109
Commercial and other(b)	123,474	107	80,319	447	3,451	3,898
Total	$233,550	$1,571	$169,576	$950	$5,070	$6,020

(a)	Excludes U.S. government agency securitizations and re-securitizations, which are not Firm-sponsored. See page 147 of this Note for information on the Firm’s loan sales to U.S. government agencies.

(b)
Consists of securities backed by commercial loans (predominantly real estate) and non-mortgage-related consumer receivables purchased from third parties. The Firm generally does not retain a residual interest in its sponsored commercial mortgage securitization transactions.

(c)
Excludes the following: retained servicing (see Note 16 for a discussion of MSRs); securities retained from loan sales to U.S. government agencies; interest rate and foreign exchange derivatives primarily used to manage interest rate and foreign exchange risks of securitization entities (See Note 5 for further information on derivatives); senior and subordinated securities of $34 million and $48 million, respectively, at September 30, 2016, and $163 million and $73 million, respectively, at December 31, 2015, which the Firm purchased in connection with CIB’s secondary market-making activities.

(d)	Includes interests held in re-securitization transactions.

(e)
As of September 30, 2016, and December 31, 2015, 65% and 76%, respectively, of the Firm’s retained securitization interests, which are carried at fair value, were risk-rated “A” or better, on an S&P-equivalent basis. The retained interests in prime residential mortgages consisted of $1.6 billion and $1.9 billion of investment-grade and $68 million and $93 million of noninvestment-grade retained interests at September 30, 2016, and December 31, 2015, respectively. The retained interests in commercial and other securitizations trusts consisted of $2.3 billion and $3.7 billion of investment-grade and $253 million and $198 million of noninvestment-grade retained interests at September 30, 2016, and December 31, 2015, respectively.

Residential mortgage
The Firm securitizes residential mortgage loans originated by CCB, as well as residential mortgage loan purchased from third parties by either CCB or CIB. For a more detailed description of the Firm’s involvement with residential mortgage securitizations, see Note 16 of JPMorgan Chase’s 2015 Annual Report. See the table on page 146 of this Note for more information on the consolidated residential mortgage securitizations, and the table on the previous page of this Note for further information on interests held in nonconsolidated residential mortgage securitizations.
Commercial mortgages and other consumer securitizations
CIB originates and securitizes commercial mortgage loans, and engages in underwriting and trading activities involving the securities issued by securitization trusts. For a more detailed description of the Firm’s involvement with commercial mortgage and other consumer securitizations, see Note 16 of JPMorgan Chase’s 2015 Annual Report. See the table on page 146 of this Note for more information on the consolidated commercial mortgage securitizations, and the table on the previous page of this Note for further information on interests held in nonconsolidated securitizations.
Re-securitizations
For a more detailed description of JPMorgan Chase’s
participation in certain re-securitization transactions, see Note 16 of JPMorgan Chase’s 2015 Annual Report.
During the three months ended September 30, 2016 and 2015, the Firm transferred $1.2 billion and $6.6 billion, respectively, of securities to agency VIEs, and $503 million and $50 million, respectively, of securities to private-label VIEs.
During the nine months ended September 30, 2016 and 2015, the Firm transferred $7.6 billion and $16.8 billion, respectively, of securities to agency VIEs, and $647 million and $777 million, respectively, of securities to private-label VIEs.
As of September 30, 2016, and December 31, 2015, total assets (including the notional amount of interest-only securities) of nonconsolidated Firm-sponsored private-label re-securitization entities in which the Firm has continuing involvement were $2.4 billion and $2.2 billion, respectively. At September 30, 2016, and December 31, 2015, the
Firm held approximately $1.3 billion and $4.6 billion, respectively, of interests in nonconsolidated agency re-securitization entities. The Firm’s exposure to non-consolidated private-label re-securitization entities as of September 30, 2016, and December 31, 2015 was not material. As of September 30, 2016, and December 31, 2015, the Firm did not consolidate any agency re-securitizations. As of September 30, 2016, and December 31, 2015, the Firm consolidated an insignificant amount of assets and liabilities of Firm-sponsored private-label re-securitizations.

Multi-seller conduits
For a more detailed description of JPMorgan Chase’s principal involvement with Firm-administered multi-seller conduits, see Note 16 of JPMorgan Chase’s 2015 Annual Report.
In the normal course of business, JPMorgan Chase makes markets in and invests in commercial paper issued by the Firm-administered multi-seller conduits. The Firm held $21.2 billion and $15.7 billion of the commercial paper issued by the Firm-administered multi-seller conduits at September 30, 2016, and December 31, 2015, respectively. The Firm’s investments reflect the Firm’s funding needs and capacity and were not driven by market illiquidity. The Firm is not obligated under any agreement to purchase the commercial paper issued by the Firm-administered multi-seller conduits.
Deal-specific liquidity facilities, program-wide liquidity and credit enhancement provided by the Firm have been eliminated in consolidation. The Firm or the Firm-administered multi-seller conduits provide lending-related commitments to certain clients of the Firm-administered multi-seller conduits. The unfunded portion of these commitments was $9.1 billion and $5.6 billion at September 30, 2016, and December 31, 2015, and are reported as off-balance sheet lending-related commitments. For more information on off-balance sheet lending-related commitments, see Note 21.

VIEs associated with investor intermediation activities
Municipal bond vehicles
For a more detailed description of JPMorgan Chase’s principal involvement with municipal bond vehicles, see Note 16 of JPMorgan Chase’s 2015 Annual Report.
The Firm’s exposure to nonconsolidated municipal bond VIEs at September 30, 2016, and December 31, 2015, including the ratings profile of the VIEs’ assets, was as follows.

(in millions)	Fair value of assets held by VIEs	Liquidity facilities	Excess/(deficit)(a)	Maximum exposure
Nonconsolidated municipal bond vehicles
September 30, 2016	$1,916	$1,136	$780	$1,136
December 31, 2015	6,937	3,794	3,143	3,794

	Ratings profile of VIE assets(b)					Fair value of assets held by VIEs	Wt. avg. expected life of assets (years)
	Investment-grade
(in millions, except where otherwise noted)	AAA to AAA-	AA+ to AA-	A+ to A-	BBB+ to BBB-	Unrated(c)
September 30, 2016	$474	$1,195	$108	$24	$115	$1,916	3.7
December 31, 2015	1,743	4,631	448	24	91	6,937	4.0

(a)	Represents the excess of the fair values of municipal bond assets available to repay the liquidity facilities, if drawn.

(b)	The ratings scale is presented on an S&P-equivalent basis.

(c)	These security positions have been defeased by the municipality and no longer carry credit ratings, but are backed by high quality assets such as U.S. treasuries and cash.

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

Consolidated VIE assets and liabilities
The following table presents information on assets and liabilities related to VIEs consolidated by the Firm as of September 30, 2016, and December 31, 2015.

	Assets				Liabilities
September 30, 2016 (in millions)	Trading assets	Loans	Other(c)	Total assets(d)	Beneficial interests in VIE assets(e)	Other(f)	Total liabilities
VIE program type(a)
Firm-sponsored credit card trusts	$—	$45,011	$798	$45,809	$33,424	$18	$33,442
Firm-administered multi-seller conduits	—	24,833	42	24,875	3,659	31	3,690
Municipal bond vehicles	2,915	—	9	2,924	2,962	2	2,964
Mortgage securitization entities(b)	73	4,742	162	4,977	417	563	980
Student loan securitization entities	—	1,747	55	1,802	1,583	5	1,588
Other	181	—	2,371	2,552	188	119	307
Total	$3,169	$76,333	$3,437	$82,939	$42,233	$738	$42,971

	Assets				Liabilities
December 31, 2015 (in millions)	Trading assets	Loans	Other(c)	Total assets(d)	Beneficial interests in VIE assets(e)	Other(f)	Total liabilities
VIE program type(a)
Firm-sponsored credit card trusts	$—	$47,358	$718	$48,076	$27,906	$15	$27,921
Firm-administered multi-seller conduits	—	24,388	37	24,425	8,724	19	8,743
Municipal bond vehicles	2,686	—	5	2,691	2,597	1	2,598
Mortgage securitization entities(b)	840	1,433	27	2,300	777	643	1,420
Student loan securitization entities	—	1,925	62	1,987	1,760	5	1,765
Other	210	—	1,916	2,126	115	126	241
Total	$3,736	$75,104	$2,765	$81,605	$41,879	$809	$42,688

(a)	Excludes intercompany transactions which were eliminated in consolidation.

(b)	Includes residential and commercial mortgage securitizations as well as re-securitizations.

(c)	Includes assets classified as cash and other assets on the Consolidated balance sheets.

(d)
The assets of the consolidated VIEs included in the program types above are used to settle the liabilities of those entities. The difference between total assets and total liabilities recognized for consolidated VIEs represents the Firm’s interest in the consolidated VIEs for each program type.

(e)
The interest-bearing beneficial interest liabilities issued by consolidated VIEs are classified in the line item on the Consolidated balance sheets titled, “Beneficial interests issued by consolidated VIEs.” The holders of these beneficial interests do not have recourse to the general credit of JPMorgan Chase. Included in beneficial interests in VIE assets are long-term beneficial interests of $35.6 billion and $30.6 billion at September 30, 2016, and December 31, 2015, respectively. The maturities of the long-term beneficial interests as of September 30, 2016, were as follows: $11.6 billion under one year, $21.3 billion between one and five years, and $2.7 billion over five years.

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

Securitization activity
The following table provides information related to the Firm’s securitization activities for the three and nine months ended September 30, 2016 and 2015, related to assets held in JPMorgan Chase-sponsored securitization entities that were not consolidated by the Firm, and where sale accounting was achieved based on the accounting rules in effect at the time of the securitization.

	Three months ended September 30,				Nine months ended September 30,
	2016		2015		2016		2015
(in millions)	Residential mortgage(d)	Commercial and other(e)	Residential mortgage(d)	Commercial and other(e)	Residential mortgage(d)	Commercial and other(e)	Residential mortgage(d)	Commercial and other(e)
Principal securitized	$698	$3,428	$971	$2,982	$1,111	$5,786	$2,663	$9,033
All cash flows during the period:(a)
Proceeds from new securitizations(b)	$709	$3,551	$972	$2,995	$1,122	$5,924	$2,674	$9,053
Servicing fees collected	111	1	129	—	334	2	409	2
Purchases of previously transferred financial assets (or the underlying collateral)(c)	—	—	1	—	37	—	2	—
Cash flows received on interests	121	535	122	172	326	1,115	308	379

(a)	Excludes re-securitization transactions.

(b)
For the three and nine months ended September 30, 2016, $709 million and $1.1 billion, respectively, of proceeds from residential mortgage securitizations were received as securities classified in level 2 of the fair value hierarchy. For the three and nine months ended September 30, 2016, $3.6 billion and $5.9 billion, respectively, of proceeds from commercial mortgage securitizations were received as securities classified in level 2, and $0 million and $2 million, respectively, of proceeds were classified as level 3 of the fair value hierarchy. For the three and nine months ended September 30, 2015, $913 million and $2.6 billion, respectively, of proceeds from residential mortgage securitizations were received as securities classified in level 2; and for both periods $59 million of proceeds were classified as level 3 of the fair value hierarchy, respectively. For the three and nine months ended September 30, 2015, $3.0 billion and $9.0 billion, respectively, of proceeds from commercial mortgage securitizations were received as securities classified in level 2 and $5 million and $43 million, respectively, of proceeds were classified as level 3 of the fair value hierarchy, and no proceeds from commercial mortgage securitization were received as cash. All loans transferred into securitization vehicles during the three and nine months ended September 30, 2016 and 2015, were classified as trading assets; and changes in fair value were recorded in principal transactions revenue. The Firm elected the fair value option for loans pending securitization. The carrying value of these loans accounted for at fair value approximated the proceeds received from securitization.

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
Loans and excess MSRs sold to U.S. government-sponsored enterprises, loans in securitization transactions pursuant to Ginnie Mae guidelines, and other third-party-sponsored securitization entities
In addition to the amounts reported in the securitization activity tables above, the Firm, in the normal course of business, sells originated and purchased mortgage loans and certain originated excess MSRs on a nonrecourse basis, predominantly to U.S. government-sponsored enterprises (“U.S. GSEs”). These loans and excess MSRs are sold primarily for the purpose of securitization by the U.S. GSEs, who provide certain guarantee provisions (e.g., credit enhancement of the loans). The Firm also sells loans into securitization transactions pursuant to Ginnie Mae guidelines; these loans are typically insured or guaranteed by another U.S. government agency. The Firm does not consolidate the securitization vehicles underlying these transactions as it is not the primary beneficiary. For a limited number of loan sales, the Firm is obligated to share a portion of the credit risk associated with the sold loans with the purchaser. See Note 21 of this Form 10-Q, and Note 29 of JPMorgan Chase’s 2015 Annual Report for additional information about the Firm’s loan sales- and securitization-related indemnifications. See Note 16 for additional information about the impact of the Firm’s sale of certain excess MSRs. The following table summarizes the activities related to loans sold to the U.S. GSEs, loans in securitization transactions pursuant to Ginnie Mae guidelines, and other third-party-sponsored securitization entities.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2016	2015	2016	2015
Carrying value of loans sold	$14,811	$11,394	$32,647	$34,193
Proceeds received from loan sales as cash	68	139	306	238
Proceeds received from loans sales as securities(a)	14,610	11,170	32,113	33,758
Total proceeds received from loan sales(b)	$14,678	$11,309	$32,419	$33,996
Gains on loan sales(c)	$50	$61	$164	$238

(a)	Predominantly includes securities from U.S. GSEs and Ginnie Mae that are generally sold shortly after receipt.

(b)	Excludes the value of MSRs retained upon the sale of loans. Gains on loan sales include the value of MSRs.

(c)	The carrying value of the loans accounted for at fair value approximated the proceeds received upon loan sale.

Options to repurchase delinquent loans
In addition to the Firm’s obligation to repurchase certain loans due to material breaches of representations and warranties as discussed in Note 21, the Firm also has the option to repurchase delinquent loans that it services for Ginnie Mae loan pools, as well as for other U.S. government agencies under certain arrangements. The Firm typically elects to repurchase delinquent loans from Ginnie Mae loan pools as it continues to service them and/or manage the foreclosure process in accordance with the applicable requirements, and such loans continue to be insured or guaranteed. When the Firm’s repurchase option becomes exercisable, such loans must be reported on the Consolidated balance sheets as a loan with a corresponding liability. As of September 30, 2016, and December 31, 2015, the Firm had recorded on its Consolidated balance sheets $9.9 billion and $11.1 billion, respectively, of loans that either had been repurchased or for which the Firm had an option to repurchase. Predominantly all of these amounts relate to loans that have been repurchased from Ginnie Mae loan pools. Additionally, real estate owned resulting from voluntary repurchases of loans was $163 million and $343 million as of September 30, 2016, and December 31, 2015, respectively. Substantially all of these loans and REO are insured or guaranteed by U.S. government agencies. For additional information, refer to Note 13 of this Form 10-Q and Note 14 of JPMorgan Chase’s 2015 Annual Report.

Loan delinquencies and liquidation losses
The table below includes information about components of nonconsolidated securitized financial assets, in which the Firm has continuing involvement, and delinquencies as of September 30, 2016, and December 31, 2015.

					Liquidation losses
	Securitized assets		90 days past due		Three months ended September 30,		Nine months ended September 30,
(in millions)	Sep 30, 2016	Dec 31, 2015	Sep 30, 2016	Dec 31, 2015	2016	2015	2016	2015
Securitized loans(a)
Residential mortgage:
Prime / Alt-A & option ARMs	$59,790	$66,708	$6,509	$8,325	$275	$486	$933	$1,402
Subprime	20,594	22,549	4,379	5,448	280	380	898	1,105
Commercial and other	73,454	80,319	1,324	1,808	78	211	564	350
Total loans securitized	$153,838	$169,576	$12,212	$15,581	$633	$1,077	$2,395	$2,857

(a)
Total assets held in securitization-related SPEs were $209.8 billion and $233.6 billion, respectively, at September 30, 2016, and December 31, 2015. The $153.8 billion and $169.6 billion, respectively, of loans securitized at September 30, 2016, and December 31, 2015, excluded: $51.1 billion and $62.4 billion, respectively, of securitized loans in which the Firm has no continuing involvement, and $4.9 billion and $1.6 billion, respectively, of loan securitizations consolidated on the Firm’s Consolidated balance sheets at September 30, 2016, and December 31, 2015.

Note 16 – Goodwill and other intangible assets
For a discussion of the accounting policies related to goodwill and other intangible assets, see Note 17 of JPMorgan Chase’s 2015 Annual Report.
The following table presents goodwill attributed to the business segments.

(in millions)	September 30, 2016	December 31, 2015
Consumer & Community Banking	$30,806	$30,769
Corporate & Investment Bank	6,775	6,772
Commercial Banking	2,861	2,861
Asset Management	6,860	6,923
Total goodwill	$47,302	$47,325
The following table presents changes in the carrying amount of goodwill.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2016	2015	2016	2015
Balance at beginning of period	$47,303	$47,476	$47,325	$47,647
Changes during the period from:
Business combinations	—	8	—	25
Dispositions(a)	—	—	(71)	(101)
Other(b)	(1)	(79)	48	(166)
Balance at September 30,	$47,302	$47,405	$47,302	$47,405

(a)
During the nine months ended September 30, 2016, represents AM goodwill, which was disposed of as part of AM sales completed in March 2016. During the nine months ended September 30, 2015, represents Private Equity goodwill, which was disposed of as part of a Private Equity sale completed in January 2015.

(b)	Includes foreign currency translation adjustments and other tax-related adjustments.

Goodwill Impairment testing
For further description of the Firm’s goodwill impairment testing, including the primary method used to estimate the fair value of the reporting units, and the assumptions used in the goodwill impairment test, see Impairment testing on pages 274–275 of JPMorgan Chase’s 2015 Annual Report.
Goodwill was not impaired at September 30, 2016, or December 31, 2015, nor was goodwill written off due to impairment during the nine months ended September 30, 2016 or 2015.
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
The following table summarizes MSR activity for the three and nine months ended September 30, 2016 and 2015.

	As of or for the three months ended September 30,		As of or for the nine months ended September 30,
(in millions, except where otherwise noted)	2016	2015	2016	2015
Fair value at beginning of period	$5,072	$7,571	$6,608	$7,436
MSR activity:
Originations of MSRs	190	147	410	447
Purchase of MSRs	—	(4)	—	435
Disposition of MSRs(a)	(5)	—	(72)	(375)
Net additions	185	143	338	507

Changes due to collection/realization of expected cash flows	(233)	(233)	(713)	(677)

Changes in valuation due to inputs and assumptions:
Changes due to market interest rates and other(b)	(35)	(677)	(1,230)	(338)
Changes in valuation due to other inputs and assumptions:
Projected cash flows (e.g., cost to service)	(21)	(76)	(28)	(103)
Discount rates	—	—	7	(10)
Prepayment model changes and other(c)	(31)	(12)	(45)	(99)
Total changes in valuation due to other inputs and assumptions	(52)	(88)	(66)	(212)
Total changes in valuation due to inputs and assumptions	(87)	(765)	(1,296)	(550)
Fair value at September 30,	$4,937	$6,716	$4,937	$6,716

Change in unrealized gains/(losses) included in income related to MSRs held at September 30,	$(87)	$(765)	$(1,296)	$(550)
Contractual service fees, late fees and other ancillary fees included in income	523	634	1,629	1,945
Third-party mortgage loans serviced at September 30, (in billions)	611	706	611	706
Net servicer advances at September 30, (in billions)(d)	5.0	6.6	5.0	6.6

(a)
For the nine months ended September 30, 2016, predominantly represents excess MSRs transferred to agency-sponsored trusts in exchange for stripped mortgage-backed securities (“SMBS”). In each transaction, a portion of the SMBS was acquired by third parties at the transaction date; the Firm acquired and has retained the remaining balance of those SMBS as trading securities. Also includes sales of MSRs for the three months ended September 30, 2016 and nine months ended September 30, 2016 and 2015.

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

The following table presents the components of mortgage fees and related income (including the impact of MSR risk management activities) for the three and nine months ended September 30, 2016 and 2015.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2016	2015	2016	2015
CCB mortgage fees and related income

Net production revenue	$247	$176	$670	$646

Net mortgage servicing revenue:
Operating revenue:
Loan servicing revenue	571	648	1,780	2,104
Changes in MSR asset fair value due to collection/realization of expected cash flows	(232)	(232)	(710)	(674)
Total operating revenue	339	416	1,070	1,430
Risk management:
Changes in MSR asset fair value due to market interest rates and other(a)	(35)	(677)	(1,230)	(338)
Other changes in MSR asset fair value due to other inputs and assumptions in model(b)	(52)	(88)	(66)	(212)
Change in derivative fair value and other	125	642	1,536	429
Total risk management	38	(123)	240	(121)
Total net mortgage servicing revenue	377	293	1,310	1,309

Total CCB mortgage fees and related income	624	469	1,980	1,955

All other	—	—	—	2
Mortgage fees and related income	$624	$469	$1,980	$1,957

(a)	Represents both the impact of changes in estimated future prepayments due to changes in market interest rates, and the difference between actual and expected prepayments.

(b)
Represents the aggregate impact of changes in model inputs and assumptions such as projected cash flows (e.g., cost to service), discount rates and changes in prepayments other than those attributable to changes in market interest rates (e.g., changes in prepayments due to changes in home prices).

The table below outlines the key economic assumptions used to determine the fair value of the Firm’s MSRs at September 30, 2016, and December 31, 2015, and outlines the sensitivities of those fair values to immediate adverse changes in those assumptions, as defined below.

(in millions, except rates)	Sep 30, 2016	Dec 31, 2015
Weighted-average prepayment speed assumption (“CPR”)	14.43%	9.81%
Impact on fair value of 10% adverse change	$(262)	$(275)
Impact on fair value of 20% adverse change	(500)	(529)
Weighted-average option adjusted spread	9.87%	9.54%
Impact on fair value of a 100 basis point adverse change	$(177)	$(258)
Impact on fair value of a 200 basis point adverse change	(340)	(498)
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

Note 17 – Deposits
For further discussion on deposits, see Note 19 of JPMorgan Chase’s 2015 Annual Report.
At September 30, 2016, and December 31, 2015, noninterest-bearing and interest-bearing deposits were as follows.

(in millions)	September 30, 2016	December 31, 2015
U.S. offices
Noninterest-bearing	$409,912	$392,721
Interest-bearing (included $11,624 and $10,916 at fair value)(a)	722,294	663,004
Total deposits in U.S. offices	1,132,206	1,055,725
Non-U.S. offices
Noninterest-bearing	19,397	18,921
Interest-bearing (included $1,367 and $1,600 at fair value)(a)	224,535	205,069
Total deposits in non-U.S. offices	243,932	223,990
Total deposits	$1,376,138	$1,279,715

(a)	Includes structured notes classified as deposits for which the fair value option has been elected. For further discussion, see Note 4 of JPMorgan Chase’s 2015 Annual Report.

Note 18 – Earnings per share
For a discussion of the computation of basic and diluted earnings per share (“EPS”), see Note 24 of JPMorgan Chase’s 2015 Annual Report. The following table presents the calculation of basic and diluted EPS for the three and nine months ended September 30, 2016 and 2015.

(in millions, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Basic earnings per share
Net income	$6,286	$6,804	$18,006	$19,008
Less: Preferred stock dividends	412	393	1,235	1,097
Net income applicable to common equity	5,874	6,411	16,771	17,911
Less: Dividends and undistributed earnings allocated to participating securities	127	141	368	413
Net income applicable to common stockholders	$5,747	$6,270	$16,403	$17,498

Total weighted-average basic shares outstanding	3,597.4	3,694.4	3,634.4	3,709.2
Net income per share	$1.60	$1.70	$4.51	$4.72

Diluted earnings per share
Net income applicable to common stockholders	$5,747	$6,270	$16,403	$17,498
Total weighted-average basic shares outstanding	3,597.4	3,694.4	3,634.4	3,709.2
Add: Employee stock options, SARs, warrants and PSUs	32.2	31.2	29.9	33.0
Total weighted-average diluted shares outstanding(a)	3,629.6	3,725.6	3,664.3	3,742.2
Net income per share	$1.58	$1.68	$4.48	$4.68

(a)	Participating securities were included in the calculation of diluted EPS using the two-class method, as this computation was more dilutive than the calculation using the treasury stock method.

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
Effective January 1, 2016, the Firm adopted new accounting guidance related to the recognition and measurement of financial liabilities where the fair value option has been elected. This guidance requires the portion of the total change in fair value caused by changes in the Firm’s own credit risk (DVA) to be presented separately in OCI; previously these amounts were recognized in net income. The guidance was required to be applied as of the beginning of the fiscal year of adoption by means of a cumulative effect adjustment to the Consolidated balance sheets, which resulted in a reclassification from retained earnings to AOCI.

As of or for the three months ended September 30, 2016 (in millions)	Unrealized gains/(losses) on investment securities(a)	Translation adjustments, net of hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)

Balance at July 1, 2016	$3,921	$(161)	$(201)	$(2,150)	$209	$1,618
Net change	(160)	4	36	42	(66)	(144)
Balance at September 30, 2016	$3,761	$(157)	$(165)	$(2,108)	$143	$1,474

As of or for the three months ended September 30, 2015 (in millions)	Unrealized gains/(losses) on investment securities(a)	Translation adjustments, net of hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)

Balance at July 1, 2015	$3,443	$(154)	$62	$(2,249)	NA	$1,102
Net change	(291)	(5)	(106)	51	NA	(351)
Balance at September 30, 2015	$3,152	$(159)	$(44)	$(2,198)	NA	$751

As of or for the nine months ended September 30, 2016 (in millions)	Unrealized gains/(losses) on investment securities(a)	Translation adjustments, net of hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)

Balance at January 1, 2016	$2,629	$(162)	$(44)	$(2,231)	NA	$192
Cumulative effect of change in accounting principle	—	—	—	—	154	154
Net change	1,132	5	(121)	123	(11)	1,128
Balance at September 30, 2016	$3,761	$(157)	$(165)	$(2,108)	$143	$1,474

As of or for the nine months ended September 30, 2015 (in millions)	Unrealized gains/(losses) on investment securities(a)	Translation adjustments, net of hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)

Balance at January 1, 2015	$4,773	$(147)	$(95)	$(2,342)	NA	$2,189
Net change	(1,621)	(12)	51	144	NA	(1,438)
Balance at September 30, 2015	$3,152	$(159)	$(44)	$(2,198)	NA	$751

(a)
Represents the after-tax difference between the fair value and amortized cost of securities accounted for as AFS, including net unamortized unrealized gains and losses related to AFS securities transferred to HTM.

The following table presents the pre-tax and after-tax changes in the components of OCI.

	2016			2015
Three months ended September 30, (in millions)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Unrealized gains/(losses) on investment securities:
Net unrealized gains/(losses) arising during the period	$(192)	$72	$(120)	$(430)	$160	$(270)
Reclassification adjustment for realized (gains)/losses included in net income(a)	(64)	24	(40)	(33)	12	(21)
Net change	(256)	96	(160)	(463)	172	(291)
Translation adjustments(b):
Translation	34	(12)	22	(912)	340	(572)
Hedges	(30)	12	(18)	908	(341)	567
Net change	4	—	4	(4)	(1)	(5)
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	(64)	23	(41)	(175)	66	(109)
Reclassification adjustment for realized (gains)/losses included in net income(c)	122	(45)	77	5	(2)	3
Net change	58	(22)	36	(170)	64	(106)
Defined benefit pension and OPEB plans:
Net gains/(losses) arising during the period	—	—	—	—	—	—
Reclassification adjustments included in net income(d):
Amortization of net loss	65	(24)	41	71	(27)	44
Prior service costs/(credits)	(9)	3	(6)	(9)	3	(6)
Foreign exchange and other	12	(5)	7	20	(7)	13
Net change	68	(26)	42	82	(31)	51
DVA on fair value option elected liabilities, net change:	(106)	40	(66)	NA	NA	NA
Total other comprehensive income/(loss)	$(232)	$88	$(144)	$(555)	$204	$(351)

	2016			2015
Nine months ended September 30, (in millions)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Unrealized gains/(losses) on investment securities:
Net unrealized gains/(losses) arising during the period	$1,948	$(731)	$1,217	$(2,548)	$1,008	$(1,540)
Reclassification adjustment for realized (gains)/losses included in net income(a)	(136)	51	(85)	(129)	48	(81)
Net change	1,812	(680)	1,132	(2,677)	1,056	(1,621)
Translation adjustments:
Translation(b)	613	(228)	385	(1,645)	601	(1,044)
Hedges(b)	(603)	223	(380)	1,651	(619)	1,032
Net change	10	(5)	5	6	(18)	(12)
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	(418)	156	(262)	(104)	38	(66)
Reclassification adjustment for realized (gains)/losses included in net income(c)(e)	225	(84)	141	187	(70)	117
Net change	(193)	72	(121)	83	(32)	51
Defined benefit pension and OPEB plans:
Net gains/(losses) arising during the period	(15)	6	(9)	101	(39)	62
Reclassification adjustments included in net income(d):
Amortization of net loss	193	(73)	120	212	(80)	132
Prior service costs/(credits)	(27)	10	(17)	(27)	10	(17)
Foreign exchange and other	46	(17)	29	20	(53)	(33)
Net change	197	(74)	123	306	(162)	144
DVA on fair value option elected liabilities, net change:	$(18)	$7	(11)	NA	NA	NA
Total other comprehensive income/(loss)	$1,808	$(680)	$1,128	$(2,282)	$844	$(1,438)

(a)	The pre-tax amount is reported in securities gains in the Consolidated statements of income.

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

	JPMorgan Chase & Co.(e)
	Basel III Standardized Transitional		Basel III Advanced Transitional
(in millions, except ratios)	Sep 30, 2016	Dec 31, 2015	Sep 30, 2016	Dec 31, 2015
Regulatory capital
CET1 capital	$181,606	$175,398	$181,606	$175,398
Tier 1 capital(a)	206,430	200,482	206,430	200,482
Total capital	241,004	234,413	229,324	224,616

Assets
Risk-weighted	1,480,291	1,465,262	1,515,177	1,485,336
Adjusted average(b)	2,427,423	2,358,471	2,427,423	2,358,471

Capital ratios(c)
CET1	12.3%	12.0%	12.0%	11.8%
Tier 1(a)	13.9	13.7	13.6	13.5
Total	16.3	16.0	15.1	15.1
Tier 1 leverage(d)	8.5	8.5	8.5	8.5

	JPMorgan Chase Bank, N.A.(e)
	Basel III Standardized Transitional		Basel III Advanced Transitional
(in millions, except ratios)	Sep 30, 2016	Dec 31, 2015	Sep 30, 2016	Dec 31, 2015
Regulatory capital
CET1 capital	$176,083	$168,857	$176,083	$168,857
Tier 1 capital(a)	176,375	169,222	176,375	169,222
Total capital	190,955	183,262	182,984	176,423

Assets
Risk-weighted	1,319,671	1,264,056	1,302,659	1,249,607
Adjusted average(b)	2,041,246	1,910,934	2,041,246	1,910,934

Capital ratios(c)
CET1	13.3%	13.4%	13.5%	13.5%
Tier 1(a)	13.4	13.4	13.5	13.5
Total	14.5	14.5	14.0	14.1
Tier 1 leverage(d)	8.6	8.9	8.6	8.9

	Chase Bank USA, N.A.(e)
	Basel III Standardized Transitional		Basel III Advanced Transitional
(in millions, except ratios)	Sep 30, 2016	Dec 31, 2015	Sep 30, 2016	Dec 31, 2015
Regulatory capital
CET1 capital	$16,597	$15,419	$16,597	$15,419
Tier 1 capital(a)	16,597	15,419	16,597	15,419
Total capital	22,602	21,418	21,247	20,069

Assets
Risk-weighted	106,507	105,807	184,858	181,775
Adjusted average(b)	121,335	134,152	121,335	134,152

Capital ratios(c)
CET1	15.6%	14.6%	9.0%	8.5%
Tier 1(a)	15.6	14.6	9.0	8.5
Total	21.2	20.2	11.5	11.0
Tier 1 leverage(d)	13.7	11.5	13.7	11.5

(a)	Includes the deduction associated with the permissible holdings of covered funds (as defined by the Volcker Rule) acquired after December 31, 2013 which was not material as of September 30, 2016.

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

Note: Rating agencies allow measures of capital to be adjusted upward for deferred tax liabilities, which have resulted from both nontaxable business combinations and from tax-deductible goodwill. The Firm had deferred tax liabilities resulting from nontaxable business combinations totaling $88 million and $105 million at September 30, 2016, and December 31, 2015, respectively; and deferred tax liabilities resulting from tax-deductible goodwill of $3.1 billion and $3.0 billion at September 30, 2016, and December 31, 2015, respectively.

Under the risk-based capital guidelines of the Federal Reserve, JPMorgan Chase is required to maintain minimum ratios of CET1, Tier 1 and Total capital to RWA, as well as a minimum leverage ratio (which is defined as Tier 1 capital divided by adjusted quarterly average assets). Failure to meet these minimum requirements could cause the Federal Reserve to take action. National bank subsidiaries also are subject to these capital requirements by their respective primary regulators. The following table presents the minimum ratios to which the Firm and its national bank subsidiaries are subject as of September 30, 2016.

	Minimum capital ratios		Well-capitalized ratios
	BHC(a)	IDI(b)	BHC(c)	IDI(d)
Capital ratios
CET1	6.25%	5.125%	—%	6.5%
Tier 1	7.75	6.625	6.0	8.0
Total	9.75	8.625	10.0	10.0
Tier 1 leverage	4.0	4.0	—	5.0
Note: The table above is as defined by the regulations issued by the Federal Reserve, OCC and FDIC and to which the Firm and its national bank subsidiaries are subject.

(a)
Represents the transitional minimum capital ratios applicable to the Firm under Basel III at September 30, 2016. Commencing in the first quarter of 2016, the CET1 minimum capital ratio includes 0.625% resulting from the phase in of the Firm’s 2.5% capital conservation buffer and 1.125%, resulting from the phase in of the Firm’s estimated 4.5% GSIB surcharge as of December 31, 2014 published by the Federal Reserve on July 20, 2015.

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
As of September 30, 2016, and December 31, 2015, JPMorgan Chase and all of its banking subsidiaries were well-capitalized and met all capital requirements to which each was subject.

Note 21 – Off–balance sheet lending-related financial instruments, guarantees, and other commitments
JPMorgan Chase provides lending-related financial instruments (e.g., commitments and guarantees) to meet the financing needs of its customers. The contractual amount of these financial instruments represents the maximum possible credit risk to the Firm should the counterparty draw upon the commitment or the Firm be required to fulfill its obligation under the guarantee, and should the counterparty subsequently fail to perform according to the terms of the contract. Most of these commitments and guarantees are refinanced, extended, cancelled, or expire without being drawn or a default occurring. As a result, the total contractual amount of these instruments is not, in the Firm’s view, representative of its actual future credit exposure or funding requirements. For further discussion of lending-related commitments and guarantees, and the Firm’s related accounting policies, see Note 29 of JPMorgan Chase’s 2015 Annual Report.

To provide for probable credit losses inherent in wholesale and certain consumer lending-related commitments, an allowance for credit losses on lending-related commitments is maintained. See Note 14 for further information regarding the allowance for credit losses on lending-related commitments.
The following table summarizes the contractual amounts and carrying values of off-balance sheet lending-related financial instruments, guarantees and other commitments at September 30, 2016, and December 31, 2015. The amounts in the table below for credit card and home equity lending-related commitments represent the total available credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit for these products will be utilized at the same time. The Firm can reduce or cancel credit card lines of credit by providing the borrower notice or, in some cases as permitted by law, without notice. In addition, the Firm typically closes credit card lines when the borrower is 60 days or more past due. The Firm may reduce or close HELOCs when there are significant decreases in the value of the underlying property, or when there has been a demonstrable decline in the creditworthiness of the borrower.

Off–balance sheet lending-related financial instruments, guarantees and other commitments
	Contractual amount						Carrying value(h)
	September 30, 2016					Dec 31, 2015	Sep 30, 2016	Dec 31, 2015
By remaining maturity (in millions)	Expires in 1 year or less	Expires after 1 year through 3 years	Expires after 3 years through 5 years	Expires after 5 years	Total	Total
Lending-related
Consumer, excluding credit card:
Home equity	$4,272	$4,628	$1,038	$11,874	$21,812	$22,756	$—	$—
Residential mortgage(a)	14,896	—	—	—	14,896	12,992	—	—
Auto	9,538	500	160	1	10,199	10,237	2	2
Business banking	11,653	676	131	479	12,939	12,351	12	12
Student and other	107	—	—	37	144	142	—	—
Total consumer, excluding credit card	$40,466	$5,804	$1,329	$12,391	$59,990	$58,478	$14	$14
Credit card	$549,634	$—	$—	$—	$549,634	$515,518	$—	$—
Total consumer(b)	$590,100	$5,804	$1,329	$12,391	$609,624	$573,996	$14	$14
Wholesale:
Other unfunded commitments to extend credit(c)(d)	$67,028	$113,031	$142,917	$6,617	$329,593	$323,325	$938	$649
Standby letters of credit and other financial guarantees(c)(d)	16,571	11,482	7,148	1,046	36,247	39,133	573	548
Other letters of credit(c)	2,955	155	37	—	3,147	3,941	1	2
Total wholesale(e)	$86,554	$124,668	$150,102	$7,663	$368,987	$366,399	$1,512	$1,199
Total lending-related	$676,654	$130,472	$151,431	$20,054	$978,611	$940,395	$1,526	$1,213
Other guarantees and commitments
Securities lending indemnification agreements and guarantees(f)	$163,855	$—	$—	$—	$163,855	$183,329	$—	$—
Derivatives qualifying as guarantees	2,900	724	10,922	39,360	53,906	53,784	230	222
Unsettled reverse repurchase and securities borrowing agreements	76,810	—	—	—	76,810	42,482	—	—
Unsettled repurchase and securities lending agreements	54,023	—	—	—	54,023	21,798	—	—
Loan sale and securitization-related indemnifications:
Mortgage repurchase liability	NA	NA	NA	NA	NA	NA	136	148
Loans sold with recourse	NA	NA	NA	NA	3,303	4,274	66	82
Other guarantees and commitments(g)	954	2,662	1,033	1,553	6,202	5,580	(72)	(94)

(a)	Includes certain commitments to purchase loans from correspondents.

(b)	Predominantly all consumer lending-related commitments are in the U.S.

(c)
At September 30, 2016, and December 31, 2015, reflected the contractual amount net of risk participations totaling $345 million and $385 million, respectively, for other unfunded commitments to extend credit; $10.6 billion and $11.2 billion, respectively, for standby letters of credit and other financial guarantees; and $320 million and $341 million, respectively, for other letters of credit. In regulatory filings with the Federal Reserve these commitments are shown gross of risk participations.

(d)
At September 30, 2016, and December 31, 2015, included credit enhancements and bond and commercial paper liquidity commitments to U.S. states and municipalities, hospitals and other non-profit entities of $10.3 billion and $12.3 billion, respectively, within other unfunded commitments to extend credit; and $7.4 billion and $9.6 billion, respectively, within standby letters of credit and other financial guarantees. Other unfunded commitments to extend credit also include liquidity facilities to nonconsolidated municipal bond VIEs; see Note 15.

(e)	At September 30, 2016, and December 31, 2015, the U.S. portion of the contractual amount of total wholesale lending-related commitments was 75% and 77%, respectively.

(f)
At September 30, 2016, and December 31, 2015, collateral held by the Firm in support of securities lending indemnification agreements was $170.3 billion and $190.6 billion, respectively. Securities lending collateral consists of primarily cash and securities issued by governments that are members of the Organisation for Economic Co-operation and Development and U.S. government agencies.

(g)
At September 30, 2016, and December 31, 2015, included unfunded commitments of $49 million and $50 million, respectively, to third-party private equity funds; and $1.4 billion and $871 million, at September 30, 2016, and December 31, 2015, respectively, to other equity investments. These commitments included $67 million and $73 million, respectively, related to investments that are generally fair valued at net asset value as discussed in Note 3. In addition, at September 30, 2016, and December 31, 2015, included letters of credit hedged by derivative transactions and managed on a market risk basis of $4.7 billion and $4.6 billion, respectively.

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
In the second quarter of 2016, the Firm implemented interagency guidance on the definition of leveraged financing, which broadened the scope of sectors beyond that of Commercial & Industrial and transactions beyond those of buyouts, acquisitions or capital distributions, and modified the methodology for calculating leveraged ratios.  As of September 30, 2016, included in other unfunded commitments to extend credit, are noninvestment-grade exposures to leveraged finance counterparties, which totaled $60.6 billion.

The Firm acts as a settlement and custody bank in the U.S. tri-party repurchase transaction market. In its role as settlement and custody bank, the Firm is exposed to the intra-day credit risk of its cash borrower clients, usually broker-dealers. This exposure arises under secured clearance advance facilities that the Firm extends to its clients (i.e., cash borrowers); these facilities contractually limit the Firm’s intra-day credit risk to the facility amount and must be repaid by the end of the day. As of September 30, 2016, and December 31, 2015, the secured clearance advance facility maximum outstanding commitment amount was $2.4 billion and $2.9 billion, respectively.
Standby letters of credit and other financial guarantees
Standby letters of credit and other financial guarantees are conditional lending commitments issued by the Firm to guarantee the performance of a customer to a third party under certain arrangements, such as commercial paper facilities, bond financings, acquisition financings, trade and similar transactions.

The following table summarizes the standby letters of credit and other letters of credit arrangements as of September 30, 2016, and December 31, 2015.
Standby letters of credit, other financial guarantees and other letters of credit

	September 30, 2016		December 31, 2015
(in millions)	Standby letters of credit and other financial guarantees	Other letters of credit	Standby letters of credit and other financial guarantees	Other letters of credit
Investment-grade(a)	$28,388	$2,497	$31,751	$3,290
Noninvestment-grade(a)	7,859	650	7,382	651
Total contractual amount	$36,247	$3,147	$39,133	$3,941

Allowance for lending-related commitments	$147	$1	$121	$2
Guarantee liability	426	—	427	—
Total carrying value	$573	$1	$548	$2

Commitments with collateral	$20,359	$580	$18,825	$996

(a)	The ratings scale is based on the Firm’s internal ratings which generally correspond to ratings as defined by S&P and Moody’s.

Derivatives qualifying as guarantees
In addition to the contracts described above, the Firm transacts certain derivative contracts that have the characteristics of a guarantee under U.S. GAAP. For further information on these derivatives, see Note 29 of JPMorgan Chase’s 2015 Annual Report. The total notional value of the derivatives that the Firm deems to be guarantees was $53.9 billion and $53.8 billion at September 30, 2016, and December 31, 2015, respectively. The notional amount generally represents the Firm’s maximum exposure to derivatives qualifying as guarantees. However, exposure to certain stable value contracts is contractually limited to a substantially lower percentage of the notional amount; the notional amount on these stable value contracts was
$28.6 billion and $28.4 billion at September 30, 2016, and December 31, 2015, respectively, and the maximum exposure to loss was $3.0 billion and $3.0 billion at September 30, 2016, and December 31, 2015. The fair values of the contracts reflect the probability of whether the Firm will be required to perform under the contract. The fair value related to derivatives that the Firm deems to be guarantees were derivative payables of $237 million and $236 million at September 30, 2016, and December 31, 2015, respectively, and derivative receivables of $7 million and $14 million at September 30, 2016, and December 31, 2015, respectively. The Firm reduces exposures to these contracts by entering into offsetting transactions, or by entering into contracts that hedge the market risk related to the derivative guarantees.
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
Pledged assets
The Firm may pledge financial assets that it owns to maintain potential borrowing capacity with central banks and for other purposes, including to secure borrowings and public deposits, and to collateralize repurchase and other securities financing agreements, and to cover customer short sales. Certain of these pledged assets may be sold or repledged or otherwise used by the secured parties and are identified as financial instruments owned (pledged to various parties) on the Consolidated balance sheets. At September 30, 2016, and December 31, 2015, the Firm had pledged assets of $425.6 billion and $385.6 billion, respectively, at Federal Reserve banks and FHLBs. In addition, as of September 30, 2016, and December 31, 2015, the Firm had pledged $54.8 billion and $50.7 billion, respectively, of financial assets that may not be sold or repledged or otherwise used by the secured parties. Total assets pledged do not include assets of consolidated VIEs; these assets are used to settle the liabilities of those entities. See Note 15 for additional information on assets and liabilities of consolidated VIEs. For additional information on the Firm’s securities financing activities, see Note 12. For additional information on the Firm’s long-term debt, see Note 21 of JPMorgan Chase’s 2015 Annual Report.
Collateral
At September 30, 2016, and December 31, 2015, the Firm had accepted financial assets as collateral that it could sell or repledge, deliver or otherwise use with a fair value of $893.8 billion and $748.5 billion, respectively. This collateral was generally obtained under resale agreements, securities borrowing agreements, customer margin loans and derivative agreements. Of the collateral received, $710.5 billion and $580.9 billion, respectively, were sold, repledged, delivered or otherwise used. Collateral was generally used under repurchase agreements, securities lending agreements or to cover customer short sales and to collateralize deposits and derivative agreements.

Note 23 – Litigation
Contingencies
As of September 30, 2016, the Firm and its subsidiaries and affiliates are defendants or putative defendants in numerous legal proceedings, including private, civil litigations and regulatory/government investigations. The litigations range from individual actions involving a single plaintiff to class action lawsuits with potentially millions of class members. Investigations involve both formal and informal proceedings, by both governmental agencies and self-regulatory organizations. These legal proceedings are at varying stages of adjudication, arbitration or investigation, and involve each of the Firm’s lines of business and geographies and a wide variety of claims (including common law tort and contract claims and statutory antitrust, securities and consumer protection claims), some of which present novel legal theories.
The Firm believes the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for its legal proceedings is from $0 to approximately $3.1 billion at September 30, 2016. This estimated aggregate range of reasonably possible losses was based upon currently available information for those proceedings in which the Firm believes that an estimate of reasonably possible loss can be made. For certain matters, the Firm does not believe that such an estimate can be made, as of that date. The Firm’s estimate of the aggregate range of reasonably possible losses involves significant judgment, given the number, variety and varying stages of the proceedings (including the fact that many are in preliminary stages), the existence in many such proceedings of multiple defendants (including the Firm) whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the proceedings (including issues regarding class certification and the scope of many of the claims) and the attendant uncertainty of the various potential outcomes of such proceedings, particularly proceedings that could result from government investigations. Accordingly, the Firm’s estimate will change from time to time, and actual losses may vary significantly.
Set forth below are descriptions of the Firm’s material legal proceedings.
Auto Dealer Regulatory Matter. The U.S. Department of Justice (“DOJ”) is investigating potential statistical disparities in markups charged to borrowers of different races and ethnicities by automobile dealers on loans originated by those dealers and purchased by the Firm.
CIO Litigation. The Firm has been sued in a consolidated shareholder class action, and in a consolidated putative class action brought under the Employee Retirement Income Security Act (“ERISA”), relating to 2012 losses in the synthetic credit portfolio formerly managed by the Firm’s Chief Investment Office (“CIO”). A settlement of the shareholder class action, under which the Firm will pay $150 million, has received final court approval over objections from two individuals. One of the objectors is seeking to appeal the approval of the settlement.

The putative ERISA class action has been dismissed, and that dismissal has been affirmed by the appellate court, but the plaintiffs have filed a motion for rehearing.
Foreign Exchange Investigations and Litigation. The Firm previously reported settlements with certain government authorities relating to its foreign exchange (“FX”) sales and trading activities and controls related to those activities. FX-related investigations and inquiries by government authorities, including competition authorities, are ongoing, and the Firm is cooperating with those matters. The sentencing in connection with the Firm’s agreement in May 2015 to plead guilty to a single violation of federal antitrust law has been scheduled for December 15, 2016. The Firm has an application pending with the Department of Labor to secure a necessary waiver in advance of sentencing.
The Firm is also one of a number of foreign exchange dealers defending a class action filed in the United States District Court for the Southern District of New York by U.S.-based plaintiffs, principally alleging violations of federal antitrust laws based on an alleged conspiracy to manipulate foreign exchange rates (the “U.S. class action”). In January 2015, the Firm entered into a settlement agreement in the U.S. class action. Following this settlement, a number of additional putative class actions were filed seeking damages for persons who transacted FX futures and options on futures (the “exchanged-based actions”), consumers who purchased foreign currencies at allegedly inflated rates (the “consumer action”), participants or beneficiaries of qualified ERISA plans (the “ERISA actions”), and purported indirect purchasers of FX instruments (the “indirect purchaser action”). Since then, the Firm has entered into a revised settlement agreement to resolve the consolidated U.S. class action, including the exchange-based actions, and that agreement has been preliminarily approved by the Court. The District Court has dismissed one of the ERISA actions, and the plaintiffs have filed an appeal. The consumer action, a second ERISA action and the indirect purchaser action remain pending in the District Court.
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
Interchange Litigation. A group of merchants and retail associations filed a series of class action complaints alleging that Visa and MasterCard, as well as certain banks, conspired to set the price of credit and debit card interchange fees, enacted respective rules in violation of antitrust laws, and engaged in tying/bundling and exclusive dealing. The parties entered into an agreement to settle the cases for a cash payment of $6.1 billion to the class plaintiffs (of which the Firm’s share is approximately 20%) and an amount equal to ten basis points of credit card interchange for a period of eight months to be measured from a date within 60 days of the end of the opt-out period. The agreement also provided for modifications to each credit card network’s rules, including those that prohibit surcharging credit card transactions. In December 2013, the District Court granted final approval of the settlement.
A number of merchants appealed to the United States Court of Appeals for the Second Circuit, which, in June 2016, vacated the District Court’s certification of the class action and reversed the approval of the class settlement. The case has been remanded to the District Court for further proceedings consistent with the appellate decision.
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
Investment Management Litigation. The Firm is defending two pending cases that are coordinated for pre-trial and trial purposes, alleging that investment portfolios managed by J.P. Morgan Investment Management (“JPMIM”) were inappropriately invested in securities backed by residential real estate collateral. Plaintiffs Assured Guaranty (U.K.) and Ambac Assurance UK Limited claim that JPMIM is liable for total losses of more than $1 billion in market value of these securities. Discovery has been completed. In January 2016, plaintiffs filed a joint partial motion for summary judgment in the coordinated actions, which JPMIM has opposed. The trial is scheduled to begin in March 2017.
Lehman Brothers Bankruptcy Proceedings. In January 2016, JPMorgan Chase Bank, N.A. and Lehman Brothers Holdings Inc. (“LBHI”) and several of LBHI’s subsidiaries reached an agreement, approved by the Bankruptcy Court, under which the Firm paid $1.42 billion to settle a variety of claims asserted by LBHI and those subsidiaries in multiple separate litigations and claims objections. In those actions, LBHI had alleged, among other things, that it was entitled to recover $7.9 billion that was transferred to JPMorgan Chase Bank, N.A. in the weeks preceding LBHI’s bankruptcy, that JPMorgan Chase Bank, N.A.’s collateral requests hastened LBHI’s bankruptcy, and that LBHI was entitled to damages resulting from the Firm filing allegedly overstated claims relating to the close-out of derivatives positions following the Lehman bankruptcy.
The January 2016 settlement did not resolve the following remaining matters:  In the Bankruptcy Court proceedings, LBHI and its Official Committee of Unsecured Creditors filed an objection to the claims asserted by JPMorgan Chase Bank, N.A. against LBHI with respect to clearing advances made to Lehman Brothers Inc., principally on the grounds that the Firm had not conducted the sale of the securities collateral held for its claims in a commercially reasonable manner. LBHI also brought two claims objections relating to securities lending claims and a group of other smaller claims. Discovery with respect to these objections is ongoing.
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
In addition, the Firm has been named as a defendant along with other banks in a series of individual and putative class actions filed in various United States District Courts. These actions have been filed, or consolidated for pre-trial purposes, in the United States District Court for the Southern District of New York. In these actions, plaintiffs make varying allegations that in various periods, starting in 2000 or later, defendants either individually or collectively manipulated the U.S. dollar LIBOR, Yen LIBOR, Swiss franc LIBOR, Euroyen TIBOR, EURIBOR, Singapore Interbank Offered Rate (“SIBOR”), Singapore Swap Offer Rate (“SOR”) and/or the Bank Bill Swap Reference Rate (“BBSW”) by submitting rates that were artificially low or high. Plaintiffs allege that they transacted in loans, derivatives or other financial instruments whose values are affected by changes in U.S. dollar LIBOR, Yen LIBOR, Swiss franc LIBOR, Euroyen TIBOR, EURIBOR, SIBOR, SOR or BBSW and assert a variety of claims including antitrust claims seeking treble damages. These matters are in various stages of litigation.
In the U.S. dollar LIBOR-related actions, the Court dismissed certain claims, including the antitrust claims, and permitted other claims under the Commodity Exchange Act and common law to proceed. In May 2016, the United States Court of Appeals for the Second Circuit vacated the dismissal of the antitrust claims and remanded the case to the District Court to consider, among other things, whether the plaintiffs have standing to assert antitrust claims. JPMorgan Chase and other defendants again moved to dismiss the antitrust claims in July 2016.
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
Madoff Litigation. A putative class action was filed in the United States District Court for the District of New Jersey by investors who were net winners (i.e., Madoff customers who had taken more money out of their accounts than had been invested) in Madoff’s Ponzi scheme and were not included in a prior class action settlement. These plaintiffs allege violations of the federal securities law, as well as other state and federal claims. A similar action was filed in the United States District Court for the Middle District of Florida, although it was not styled as a class action, and included claims pursuant to Florida statutes. The Florida court granted the Firm’s motion to dismiss the case, and in August 2016, the United States Court of Appeals for the Eleventh

Circuit affirmed the dismissal. The plaintiffs have filed a petition for writ of certiorari with the United States Supreme Court. In addition, the same plaintiffs have re-filed their dismissed state claims in Florida state court, where the Firm’s motion to dismiss is pending. The New Jersey court granted a transfer motion to the United States District Court for the Southern District of New York, which granted the Firm’s motion to dismiss, and the plaintiffs have filed an appeal of that dismissal.
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
Repurchase Litigation. The Firm is defending a number of actions brought by trustees, securities administrators and/or master servicers of various MBS trusts on behalf of purchasers of securities issued by those trusts. These cases generally allege breaches of various representations and warranties regarding securitized loans and seek repurchase of those loans or equivalent monetary relief, as well as indemnification of attorneys’ fees and costs and other remedies. The Firm has reached a settlement with Deutsche Bank National Trust Company, acting as trustee for various MBS trusts, and the Federal Deposit Insurance Corporation (the “FDIC”) in connection with the litigation related to a significant number of MBS issued by Washington Mutual; that case is described in the Washington Mutual Litigations section below. Other repurchase actions, each specific to one or more MBS transactions issued by JPMC and/or Bear Stearns, are in various stages of litigation.
In addition, the Firm and a group of 21 institutional MBS investors made a binding offer to the trustees of MBS issued by JPMC and Bear Stearns providing for the payment of $4.5 billion and the implementation of certain servicing changes by JPMC, to resolve all repurchase and servicing claims that have been asserted or could have been asserted with respect to 330 MBS trusts created between 2005 and 2008. The offer does not resolve claims relating to Washington Mutual MBS. The trustees (or separate and successor trustees) for this group of 330 trusts have accepted the settlement for 319 trusts in whole or in part and excluded from the settlement 16 trusts in whole or in part. The trustees’ acceptance has received final approval from the court.
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
Derivative Actions. A shareholder derivative action against the Firm, as nominal defendant, and certain of its current and former officers and members of its Board of Directors relating to the Firm’s MBS activities is pending in California federal court. Defendants have filed a motion to dismiss the action.
Government Enforcement Investigations and Litigation. The Firm is responding to an ongoing investigation being conducted by the DOJ’s Criminal Division and two United States Attorney’s Offices relating to MBS offerings securitized and sold by the Firm and its subsidiaries.
Mortgage-Related Investigations and Litigation. The Civil Division of the United States Attorney’s Office for the Southern District of New York is conducting an investigation concerning the Firm’s compliance with the Fair Housing Act and Equal Credit Opportunity Act in connection with its mortgage lending practices. In addition, three municipalities have commenced litigation against the Firm alleging violations of an unfair competition law or the Fair Housing Act. The municipalities seek, among other things, civil penalties for the unfair competition claim, and, for the Fair Housing Act claims, damages resulting from lost tax revenue and increased municipal costs associated with foreclosed properties. The municipal actions are stayed pending an appeal by the City of Los Angeles to the United States Court of Appeals for the Ninth Circuit, as well as the United States Supreme Court’s review of decisions of the United States Court of Appeals for the Eleventh Circuit which held, among other things, that the City of Miami has standing under the Fair Housing Act to pursue similar claims against other banks.
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
Petters Bankruptcy and Related Matters. JPMorgan Chase and certain of its affiliates, including One Equity Partners (“OEP”), have been named as defendants in several actions filed in connection with the receivership and bankruptcy proceedings pertaining to Thomas J. Petters and certain affiliated entities (collectively, “Petters”) and the Polaroid Corporation. The principal actions against JPMorgan Chase and its affiliates have been brought by a court-appointed receiver for Petters and the trustees in bankruptcy proceedings for three Petters entities. These actions generally seek to avoid certain putative transfers in connection with (i) the 2005 acquisition by Petters of Polaroid, which at the time was majority-owned by OEP; (ii)

two credit facilities that JPMorgan Chase and other financial institutions entered into with Polaroid; and (iii) a credit line and investment accounts held by Petters. The actions collectively seek recovery of approximately $450 million. The Court has granted the defendants’ motion to dismiss the complaints in the actions filed by the Petters bankruptcy trustees, but has allowed the plaintiffs to file an amended complaint.
Proprietary Products Investigations and Litigation. In December 2015, JPMorgan Chase Bank, N.A. and J.P. Morgan Securities LLC agreed to a settlement with the SEC, and JPMorgan Chase Bank, N.A. agreed to a settlement with the CFTC, regarding disclosures to clients concerning conflicts associated with the Firm’s sale and use of proprietary products, such as J.P. Morgan mutual funds, in the Firm’s wealth management businesses, and the U.S. Private Bank’s disclosures concerning the use of hedge funds that pay placement agent fees to JPMorgan Chase broker-dealer affiliates. The Firm settled with an additional government authority in July 2016, and continues to cooperate with inquiries from other government authorities concerning disclosure of conflicts associated with the Firm’s sale and use of proprietary products. A putative class action, which was filed in the United States District Court for the Northern District of Illinois on behalf of financial advisory clients from 2007 to the present whose funds were invested in proprietary funds and who were charged investment management fees, was dismissed by the Court. Plaintiffs’ appeal of the dismissal is pending.
Referral Hiring Practices Investigations. Various regulators, including the DOJ’s Criminal Division as well as the SEC, are investigating, among other things, the Firm’s compliance with the Foreign Corrupt Practices Act and other laws with respect to the Firm’s hiring practices related to candidates referred by clients, potential clients and government officials in the Asia Pacific region, as well as to controls applicable to those activities. The Firm continues to cooperate with these investigations and is currently engaged in discussions with various regulators about resolving their respective investigations. There is no assurance that such discussions will result in settlements.
Washington Mutual Litigations. Proceedings related to Washington Mutual’s failure are pending before the United States District Court for the District of Columbia and include a lawsuit brought by Deutsche Bank National Trust Company, initially against the FDIC and amended to include JPMorgan Chase Bank, N.A. as a defendant, asserting an estimated $6 billion to $10 billion in damages based upon alleged breaches of certain representations and warranties given by certain Washington Mutual affiliates in connection with mortgage securitization agreements. The case includes assertions that JPMorgan Chase Bank, N.A. may have assumed liabilities for the alleged breaches of representations and warranties in the mortgage securitization agreements. In June 2015, the court ruled in favor of JPMorgan Chase Bank, N.A. on the question of whether the Firm or the FDIC bears responsibility for

Washington Mutual Bank’s repurchase obligations, holding that JPMorgan Chase Bank, N.A. assumed only those liabilities that were reflected on Washington Mutual Bank’s financial accounting records as of September 25, 2008, and only up to the amount of the book value reflected therein. The FDIC has appealed that ruling.
JPMorgan Chase has also filed complaints in the United States District Court for the District of Columbia against the FDIC, in its corporate capacity as well as in its capacity as receiver for Washington Mutual Bank, asserting multiple claims for indemnification under the terms of the Purchase & Assumption Agreement between JPMorgan Chase Bank, N.A. and the FDIC relating to JPMorgan Chase Bank, N.A.’s purchase of substantially all of the assets and certain liabilities of Washington Mutual Bank (the “Purchase & Assumption Agreement”).
The Firm, Deutsche Bank National Trust Company and the FDIC have signed a settlement agreement to resolve (i) pending litigation brought by Deutsche Bank National Trust Company against the FDIC and JPMorgan Chase Bank, N.A., as defendants, relating to alleged breaches of certain representations and warranties given by certain Washington Mutual affiliates in connection with mortgage securitization agreements and (ii) JPMorgan Chase Bank, N.A.’s outstanding indemnification claims pursuant to the terms of the Purchase & Assumption Agreement. The settlement is subject to certain judicial approval procedures, and both matters are stayed pending approval of the settlement.
Wendel. Since 2012, the French criminal authorities have been investigating a series of transactions entered into by senior managers of Wendel Investissement (“Wendel”) during the period from 2004 through 2007 to restructure their shareholdings in Wendel. JPMorgan Chase Bank, N.A., Paris branch provided financing for the transactions to a number of managers of Wendel in 2007. In April 2015, JPMorgan Chase Bank, N.A. was notified that the authorities were formally investigating the role of its Paris branch in the transactions, including alleged criminal tax abuse. JPMorgan Chase is responding to and cooperating with the investigation, and has raised legal challenges which are currently pending before the Court of Cassation in France. In addition, civil proceedings have been commenced against JPMorgan Chase Bank, N.A. by a number of the managers. The claims are separate, involve different allegations and are at various stages of proceedings.
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

The Firm has established reserves for several hundred of its currently outstanding legal proceedings. In accordance with the provisions of U.S. GAAP for contingencies, the Firm accrues for a litigation-related liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. The Firm evaluates its outstanding legal proceedings each quarter to assess its litigation reserves, and makes adjustments in such reserves, upwards or downward, as appropriate, based on management’s best judgment after consultation with counsel. The Firm’s legal expense was a benefit of $(71) million and an expense of $1.3 billion during the three months ended September 30, 2016 and 2015, respectively, and a benefit of $(547) million and an expense of $2.3 billion during the nine months ended September 30, 2016 and 2015, respectively. There is no assurance that the Firm’s litigation reserves will not need to be adjusted in the future.
In view of the inherent difficulty of predicting the outcome of legal proceedings, particularly where the claimants seek very large or indeterminate damages, or where the matters present novel legal theories, involve a large number of parties or are in early stages of discovery, the Firm cannot state with confidence what will be the eventual outcomes of the currently pending matters, the timing of their ultimate resolution or the eventual losses, fines, penalties or impact related to those matters. JPMorgan Chase believes, based upon its current knowledge, after consultation with counsel and after taking into account its current litigation reserves, that the legal proceedings currently pending against it should not have a material adverse effect on the Firm’s consolidated financial condition. The Firm notes, however, that in light of the uncertainties involved in such proceedings, there is no assurance that the ultimate resolution of these matters will not significantly exceed the reserves it has currently accrued or that a matter will not have material reputational consequences. As a result, the outcome of a particular matter may be material to JPMorgan Chase’s operating results for a particular period, depending on, among other factors, the size of the loss or liability imposed and the level of JPMorgan Chase’s income for that period.

Note 24 – Business segments
The Firm is managed on a line of business basis. There are four major reportable business segments — Consumer & Community Banking, Corporate & Investment Bank, Commercial Banking and Asset Management. In addition, there is a Corporate segment. The business segments are determined based on the products and services provided, or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management. Results of these lines of business are presented on a managed basis. For a further discussion concerning JPMorgan Chase’s business segments, see Business Segment Results on page 18, and pages 83–84, and Note 33 of JPMorgan Chase’s 2015 Annual Report.
Segment results
The accompanying tables provide a summary of the Firm’s segment results for the three and nine months ended September 30, 2016 and 2015, on a managed basis. Total net revenue (noninterest revenue and net interest income) for each of the segments is presented on a FTE basis.

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

Segment results and reconciliation(a)
As of or for the three months ended September 30, (in millions, except ratios)	Consumer & Community Banking		Corporate & Investment Bank		Commercial Banking		Asset Management
	2016	2015	2016	2015	2016	2015	2016	2015
Noninterest revenue	$3,868	$3,729	$6,690	$5,748	$578	$522	$2,277	$2,261
Net interest income	7,460	7,150	2,765	2,420	1,292	1,122	770	633
Total net revenue	11,328	10,879	9,455	8,168	1,870	1,644	3,047	2,894
Provision for credit losses	1,294	389	67	232	(121)	82	32	(17)
Noninterest expense	6,510	6,237	4,934	6,131	746	719	2,130	2,109
Income before income tax expense	3,524	4,253	4,454	1,805	1,245	843	885	802
Income tax expense	1,320	1,623	1,542	341	467	325	328	327
Net income	$2,204	$2,630	$2,912	$1,464	$778	$518	$557	$475
Average common equity	$51,000	$51,000	$64,000	$62,000	$16,000	$14,000	$9,000	$9,000
Total assets	521,276	484,253	825,933	801,133	212,189	201,157	137,295	131,412
Return on common equity	16%	20%	17%	8%	18%	14%	24%	20%
Overhead ratio	57	57	52	75	40	44	70	73

As of or for the three months ended September 30, (in millions, except ratios)	Corporate		Reconciling Items(a)		Total
	2016	2015	2016	2015	2016	2015
Noninterest revenue	$197	$73	$(540)	$(477)	$13,070	$11,856
Net interest income	(385)	(123)	(299)	$(278)	11,603	10,924
Total net revenue	(188)	(50)	(839)	$(755)	24,673	22,780
Provision for credit losses	(1)	(4)	—	—	1,271	682
Noninterest expense	143	172	—	—	14,463	15,368
Income/(loss) before income tax expense/(benefit)	(330)	(218)	(839)	(755)	8,939	6,730
Income tax expense/(benefit)	(165)	(1,935)	(839)	(755)	2,653	(74)
Net income/(loss)	$(165)	$1,717	$—	$—	$6,286	$6,804
Average common equity	$86,089	$81,023	$—	$—	$226,089	$217,023
Total assets	824,336	798,680	NA	NA	2,521,029	2,416,635
Return on common equity	NM	NM	NM	NM	10%	12%
Overhead ratio	NM	NM	NM	NM	59	67

Segment results and reconciliation(a)
As of or for the nine months ended September 30, (in millions, except ratios)	Consumer & Community Banking		Corporate & Investment Bank		Commercial Banking		Asset Management
	2016	2015	2016	2015	2016	2015	2016	2015
Noninterest revenue	$11,812	$11,554	$18,699	$19,055	$1,720	$1,767	$6,714	$7,189
Net interest income	22,084	21,044	8,056	7,418	3,770	3,358	2,244	1,885
Total net revenue	33,896	32,598	26,755	26,473	5,490	5,125	8,958	9,074
Provision for credit losses	3,545	2,021	761	251	158	325	37	(13)
Noninterest expense	18,602	18,637	14,820	16,925	2,190	2,131	6,303	6,690
Income before income tax expense	11,749	11,940	11,174	9,297	3,142	2,669	2,618	2,397
Income tax expense	4,399	4,558	3,790	2,955	1,172	1,028	953	969
Net income	$7,350	$7,382	$7,384	$6,342	$1,970	$1,641	$1,665	$1,428
Average common equity	$51,000	$51,000	$64,000	$62,000	$16,000	$14,000	$9,000	$9,000
Total assets	521,276	484,253	825,933	801,133	212,189	201,157	137,295	131,412
Return on common equity	18%	18%	14%	13%	15%	15%	24%	20%
Overhead ratio	55	57	55	64	40	42	70	74

As of or for the nine months ended September 30, (in millions, except ratios)	Corporate		Reconciling Items(a)		Total
	2016	2015	2016	2015	2016	2015
Noninterest revenue	$637	$213	$(1,620)	$(1,405)	$37,962	$38,373
Net interest income	(927)	(597)	(897)	(823)	34,330	32,285
Total net revenue	(290)	(384)	(2,517)	(2,228)	72,292	70,658
Provision for credit losses	(4)	(8)	—	—	4,497	2,576
Noninterest expense	23	368	—	—	41,938	44,751
Income/(loss) before income tax expense/(benefit)	(309)	(744)	(2,517)	(2,228)	25,857	23,331
Income tax expense/(benefit)	54	(2,959)	(2,517)	(2,228)	7,851	4,323
Net income/(loss)	$(363)	$2,215	$—	$—	$18,006	$19,008
Average common equity	$84,034	$78,389	$—	$—	$224,034	$214,389
Total assets	824,336	798,680	NA	NA	2,521,029	2,416,635
Return on common equity	NM	NM	NM	NM	10%	11%
Overhead ratio	NM	NM	NM	NM	58	63

(a)
Segment managed results reflect revenue on an FTE basis with the corresponding income tax impact recorded within income tax expense/(benefit). These FTE adjustments are eliminated in reconciling items to arrive at the Firm’s reported U.S. GAAP results.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of JPMorgan
Chase & Co.:
We have reviewed the accompanying consolidated balance sheet of JPMorgan Chase & Co. and its subsidiaries (the “Firm”) as of September 30, 2016, and the related consolidated statements of income and comprehensive income for each of the three-month and nine-month periods ended September 30, 2016 and 2015 and changes in stockholders’ equity, and cash flows for each of the nine-month periods ended September 30, 2016 and 2015. These interim financial statements are the responsibility of the Firm’s management.
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
November 1, 2016

PricewaterhouseCoopers LLP, 300 Madison Avenue, New York, NY 10017

JPMorgan Chase & Co.
Consolidated average balance sheets, interest and rates
(Taxable-equivalent interest and rates; in millions, except rates)

	Three months ended September 30, 2016					Three months ended September 30, 2015
	Average balance	Interest(e)		Rate (annualized)		Average balance	Interest(e)		Rate (annualized)
Assets
Deposits with banks	$409,176	$448		0.44%		$413,038	$291		0.28%
Federal funds sold and securities purchased under resale agreements	196,657	566		1.14		201,673	431		0.85
Securities borrowed	102,790	(91)	(f)	(0.35)		98,193	(118)	(f)	(0.48)
Trading assets – debt instruments	219,816	1,911		3.46		202,388	1,553		3.04
Taxable securities	228,719	1,365		2.37		264,407	1,553		2.33
Nontaxable securities(a)	44,274	657		5.91		42,957	655		6.05
Total securities	272,993	2,022		2.95	(g)	307,364	2,208		2.85	(g)
Loans	874,396	9,294		4.23		793,584	8,480		4.24
Other assets(b)	40,665	219		2.14		40,650	172		1.67
Total interest-earning assets	2,116,493	14,369		2.70		2,056,890	13,017		2.51
Allowance for loan losses	(14,046)					(13,942)
Cash and due from banks	18,614					21,753
Trading assets – equity instruments	98,714					96,868
Trading assets – derivative receivables	72,520					69,646
Goodwill	47,302					47,428
Mortgage servicing rights	4,991					7,213
Other intangible assets	903					1,064
Other assets	131,471					134,296
Total assets	$2,476,962					$2,421,216
Liabilities
Interest-bearing deposits	$929,122	$340		0.15%		$852,219	$293		0.14%
Federal funds purchased and securities loaned or sold under repurchase agreements	180,098	286		0.63		188,006	159		0.34
Commercial paper	13,798	34		0.97		26,167	24		0.35
Trading liabilities – debt, short-term and other liabilities(c)(d)	196,247	285		0.58		198,876	132		0.26
Beneficial interests issued by consolidated VIEs	42,462	135		1.26		49,808	115		0.92
Long-term debt	300,295	1,387		1.84		288,413	1,092		1.50
Total interest-bearing liabilities	1,662,022	2,467		0.59		1,603,489	1,815		0.45
Noninterest-bearing deposits	408,853					418,742
Trading liabilities – equity instruments(d)	22,262					17,595
Trading liabilities – derivative payables	54,552					61,754
All other liabilities, including the allowance for lending-related commitments	77,116					76,895
Total liabilities	2,224,805					2,178,475
Stockholders’ equity
Preferred stock	26,068					25,718
Common stockholders’ equity	226,089					217,023
Total stockholders’ equity	252,157					242,741
Total liabilities and stockholders’ equity	$2,476,962					$2,421,216
Interest rate spread				2.11%					2.06%
Net interest income and net yield on interest-earning assets		$11,902		2.24			$11,202		2.16

(a)	Represents securities which are tax exempt for U.S. federal income tax purposes.

(b)	Includes margin loans.

(c)	Includes brokerage customer payables.

(d)	Included trading liabilities – debt and equity instruments of $94,731 million and $78,439 million for the three months ended September 30, 2016 and 2015, respectively.

(e)	Interest includes the effect of certain related hedging derivatives. Taxable-equivalent amounts are used where applicable.

(f)
Negative interest income and yield is a result of increased client-driven demand for certain securities combined with the impact of low interest rates; this is matched book activity and the negative interest expense on the corresponding securities loaned is recognized in interest expense and reported within trading liabilities – debt, short-term and other liabilities.

(g)
For the three months ended September 30, 2016 and 2015, the annualized rates for securities, based on amortized cost, were 3.02% and 2.90%, respectively; this does not give effect to changes in fair value that are reflected in AOCI.

JPMorgan Chase & Co.
Consolidated average balance sheets, interest and rates
(Taxable-equivalent interest and rates; in millions, except rates)

	Nine months ended September 30, 2016					Nine months ended September 30, 2015
	Average balance	Interest(e)		Rate (annualized)		Average balance	Interest(e)		Rate (annualized)
Assets
Deposits with banks	$384,217	$1,374		0.48%		$443,420	$944		0.28%
Federal funds sold and securities purchased under resale agreements	201,157	1,696		1.13		208,132	1,167		0.75
Securities borrowed	102,640	(279)	(f)	(0.36)		105,475	(397)	(f)	(0.50)
Trading assets – debt instruments	214,656	5,505		3.43		207,065	5,063		3.27
Taxable securities	234,889	4,187		2.38		280,506	4,885		2.33
Nontaxable securities(a)	44,263	1,993		6.01		41,484	1,887		6.08
Total securities	279,152	6,180		2.96	(g)	321,990	6,772		2.81	(g)
Loans	858,275	27,233		4.24		775,274	24,600		4.24
Other assets(b)	40,036	623		2.08		39,417	492		1.67
Total interest-earning assets	2,080,133	42,332		2.72		2,100,773	38,641		2.46
Allowance for loan losses	(13,889)					(14,025)
Cash and due from banks	18,505					23,219
Trading assets – equity instruments	94,555					108,819
Trading assets – derivative receivables	71,004					75,732
Goodwill	47,314					47,468
Mortgage servicing rights	5,472					6,989
Other intangible assets	938					1,112
Other assets	133,802					139,932
Total assets	$2,437,834					$2,490,019
Liabilities
Interest-bearing deposits	$909,571	$981		0.14%		$875,164	$965		0.15%
Federal funds purchased and securities loaned or sold under repurchase agreements	176,081	828		0.63		196,054	444		0.30
Commercial paper	16,257	105		0.86		44,943	88		0.26
Trading liabilities – debt, short-term and other liabilities(c)(d)	197,537	826		0.56		211,739	459		0.29
Beneficial interests issued by consolidated VIEs	40,245	366		1.22		50,692	323		0.85
Long-term debt	293,418	3,999		1.82		283,207	3,254		1.54
Total interest-bearing liabilities	1,633,109	7,105		0.58		1,661,799	5,533		0.45
Noninterest-bearing deposits	402,925					426,802
Trading liabilities – equity instruments(d)	20,511					17,442
Trading liabilities – derivative payables	56,390					67,298
All other liabilities, including the allowance for lending-related commitments	74,797					78,932
Total liabilities	2,187,732					2,252,273
Stockholders’ equity
Preferred stock	26,068					23,357
Common stockholders’ equity	224,034					214,389
Total stockholders’ equity	250,102					237,746
Total liabilities and stockholders’ equity	$2,437,834					$2,490,019
Interest rate spread				2.14%					2.01%
Net interest income and net yield on interest-earning assets		$35,227		2.26			$33,108		2.11

(a)	Represents securities which are tax exempt for U.S. federal income tax purposes.

(b)	Includes margin loans.

(c)	Includes brokerage customer payables.

(d)	Included trading liabilities - debt and equity instruments of $92,542 million and $81,913 million for the nine months ended September 30, 2016 and 2015, respectively.

(e)	Interest includes the effect of certain related hedging derivatives. Taxable-equivalent amounts are used where applicable.

(f)
Negative interest income and yield is a result of increased client-driven demand for certain securities combined with the impact of low interest rates; this is matched book activity and the negative interest expense on the corresponding securities loaned is recognized in interest expense and reported within trading liabilities - debt, short-term and other liabilities.

(g)
For the nine months ended September 30, 2016 and 2015, the annualized rates for securities, based on amortized cost, were 3.02% and 2.87% respectively; this does not give effect to changes in fair value that are reflected in AOCI.

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
NOW: Negotiable Order of Withdrawal
NSFR: Net stable funding ratio
OAS: Option-adjusted spread
OCC: Office of the Comptroller of the Currency
OCI: Other comprehensive income/(loss)
OEP: One Equity Partners
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
SCCL: single-counterparty credit limits
SEC: Securities and Exchange Commission
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
Credit card sales volume – Dollar amount of cardmember purchases, net of returns.
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
Securities Services primarily includes custody, fund accounting and administration, and securities lending products sold principally to asset managers, insurance companies and public and private investment funds. Also includes clearance, collateral management and depositary receipts business which provides broker-dealer clearing and custody services, including tri-party repo transactions, collateral management products, and depositary bank services for American and global depositary receipt programs.
Description of certain business metrics:
Assets under custody (“AUC”) represents activities associated with the safekeeping and servicing of assets on which Securities Services earns fees.
Investment banking fees represents advisory, equity underwriting, bond underwriting and loan syndication fees.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
For a discussion of the quantitative and qualitative disclosures about market risk, see the Market Risk Management section of Management’s discussion and analysis on pages 60–65 of this Form 10-Q and pages 133–139 of JPMorgan Chase’s 2015 Annual Report.
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
The Firm is committed to maintaining high standards of internal control over financial reporting. Nevertheless, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, in a firm as large and complex as JPMorgan Chase, lapses or deficiencies in internal controls do occur from time to time, and there can be no assurance that any such deficiencies will not result in significant deficiencies or material weaknesses in internal controls in the future. For further information, see “Management’s report on internal control over financial reporting” on page 174 of JPMorgan Chase’s 2015 Annual Report. There was no change in the Firm’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.
Part II – Other Information
Item 1.    Legal Proceedings.
For information that updates the disclosures set forth under Part I, Item 3: Legal Proceedings, in the Firm’s 2015 Annual Report on Form 10-K, see the discussion of the Firm’s material legal proceedings in Note 23 of this Form 10-Q.
Item 1A.    Risk Factors.
For a discussion of certain risk factors affecting the Firm, see Part I, Item 1A: Risk Factors on pages 8–18 of JPMorgan Chase’s 2015 Annual Report on Form 10-K and Forward-Looking Statements on page 84 of this Form 10-Q.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended September 30, 2016, there were no shares of common stock of JPMorgan Chase & Co. issued in transactions exempt from registration under the Securities Act of 1933, pursuant to Section 4(2) thereof.
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
The following table sets forth the Firm’s repurchases of common equity for the three and nine months ended September 30, 2016 and 2015. There were no warrants repurchased during the nine months ended September 30, 2016 and 2015.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2016	2015	2016	2015
Total shares of common stock repurchased	35.6	19.1	110.6	70.8
Aggregate common stock repurchases	$2,295	$1,248	$6,831	$4,397
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

Shares repurchased pursuant to the common equity repurchase program during the nine months ended September 30, 2016, were as follows.

Nine months ended September 30, 2016	Total shares of common stock repurchased	Average price paid per share of common stock(a)	Aggregate repurchases of common equity (in millions)(a)	Dollar value of remaining authorized repurchase (in millions)(a)
First quarter	29,153,888	$58.17	$1,696	$2,898
Second quarter	45,855,464	61.93	2,840	58	(b)
July	13,334,777	61.74	823	9,777
August	10,984,034	65.31	718	9,059
September	11,288,053	66.83	754	8,305
Third quarter	35,606,864	64.46	2,295	8,305
Year-to-date	110,616,216	$61.75	$6,831	$8,305	(c)

(a)	Excludes commissions cost.

(b)	The $58 million unused portion under the prior Board authorization was canceled when the $10.6 billion program was authorized.

(c)	Dollar value remaining under the $10.6 billion repurchase program that was authorized by the Board of Directors on June 29, 2016.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.

Item 5.    Other Information.
None.

Item 6.    Exhibits.

Exhibit No.	Description of Exhibit

15	Letter re: Unaudited Interim Financial Information.(a)

31.1	Certification.(a)

31.2	Certification.(a)

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(b)

101.INS	XBRL Instance Document.(a)(c)
101.SCH	XBRL Taxonomy Extension Schema Document.(a)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.(a)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.(a)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.(a)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.(a)

(a)	Filed herewith.

(b)
Furnished herewith. This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

(c)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Firm’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the Consolidated statements of income (unaudited) for the three and nine months ended September 30, 2016 and 2015, (ii) the Consolidated statements of comprehensive income (unaudited) for the three and nine months ended September 30, 2016 and 2015, (iii) the Consolidated balance sheets (unaudited) as of September 30, 2016, and December 31, 2015, (iv) the Consolidated statements of changes in stockholders’ equity (unaudited) for the nine months ended September 30, 2016 and 2015, (v) the Consolidated statements of cash flows (unaudited) for the nine months ended September 30, 2016 and 2015, and (vi) the Notes to Consolidated Financial Statements (unaudited).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JPMorgan Chase & Co.
(Registrant)

By:	/s/ Mark W. O’Donovan
Mark W. O’Donovan
Managing Director and Corporate Controller
(Principal Accounting Officer)

Date:	November 1, 2016

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

15	Letter re: Unaudited Interim Financial Information.

31.1	Certification.

31.2	Certification.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.