Form 10-K
period 2017-12-31
JPMORGAN CHASE & CO
filed 2018-02-27
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
Annual report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended	Commission file
December 31, 2017	number 1-5805
JPMorgan Chase & Co.
(Exact name of registrant as specified in its charter)

Delaware	13-2624428
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

270 Park Avenue, New York, New York	10017
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (212) 270-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock	The New York Stock Exchange
Warrants to purchase shares of Common Stock	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 5.45% Non-Cumulative Preferred Stock, Series P	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 6.70% Non-Cumulative Preferred Stock, Series T	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 6.30% Non-Cumulative Preferred Stock, Series W	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 6.125% Non-Cumulative Preferred Stock, Series Y	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 6.10% Non-Cumulative Preferred Stock, Series AA	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 6.15% Non-Cumulative Preferred Stock, Series BB	The New York Stock Exchange
Alerian MLP Index ETNs due May 24, 2024	NYSE Arca, Inc.
Guarantee of Callable Step-Up Fixed Rate Notes due April 26, 2028 of JPMorgan Chase Financial Company LLC	The New York Stock Exchange
Guarantee of Cushing 30 MLP Index ETNs due June 15, 2037 of JPMorgan Chase Financial Company LLC	NYSE Arca, Inc.
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☒ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company	☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of JPMorgan Chase & Co. common stock held by non-affiliates as of June 30, 2017: $319,702,076,316
Number of shares of common stock outstanding as of January 31, 2018: 3,431,958,491
Documents incorporated by reference: Portions of the registrant’s Proxy Statement for the annual meeting of stockholders to be held on May 15, 2018, are incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III.

Form 10-K Index

Part I

Item 1. Business.
Overview
JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”), a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States of America (“U.S.”), with operations worldwide; the Firm had $2.5 trillion in assets and $255.7 billion in stockholders’ equity as of December 31, 2017. The Firm is a leader in investment banking, financial services for consumers and small businesses, commercial banking, financial transaction processing and asset management. Under the J.P. Morgan and Chase brands, the Firm serves millions of customers in the U.S. and many of the world’s most prominent corporate, institutional and government clients.
JPMorgan Chase’s principal bank subsidiaries are JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank, N.A.”), a national banking association with U.S. branches in 23 states, and Chase Bank USA, National Association (“Chase Bank USA, N.A.”), a national banking association that is the Firm’s principal credit card-issuing bank. JPMorgan Chase’s principal nonbank subsidiary is J.P. Morgan Securities LLC (“JPMorgan Securities”), a U.S. broker-dealer. The bank and non-bank subsidiaries of JPMorgan Chase operate nationally as well as through overseas branches and subsidiaries, representative offices and subsidiary foreign banks. The Firm’s principal operating subsidiary in the U.K. is J.P. Morgan Securities plc, a subsidiary of JPMorgan Chase Bank, N.A.
The Firm’s website is www.jpmorganchase.com. JPMorgan Chase makes available free of charge, through its website, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after it electronically files such material with, or furnishes such material to, the U.S. Securities and Exchange Commission (the “SEC”) at www.sec.gov. The Firm has adopted, and posted on its website, a Code of Conduct for all employees of the Firm and a Code of Ethics for its Chairman and Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and all other professionals of the Firm worldwide serving in a finance, accounting, tax or investor relations role.
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
A description of the Firm’s business segments and the products and services they provide to their respective client bases is provided in the “Business segment results” section of Management’s discussion and analysis of financial condition and results of operations (“MD&A”), beginning on page 40 and in Note 31.
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
It is likely that competition in the financial services industry will continue to be intense as the Firm’s businesses compete with other financial institutions that may have a stronger local presence in certain geographies or that operate under different rules and regulatory regimes than the Firm, or with companies that provide new or innovative products or services that the Firm does not provide.
Supervision and regulation
The Firm is subject to extensive and comprehensive regulation under state and federal laws in the U.S., as well as the applicable laws of each of the various jurisdictions outside the U.S. in which the Firm does business.
The Firm has experienced an extended period of significant change in regulation which has had and could continue to have significant consequences for how the Firm conducts business in the U.S. and abroad. The Firm devotes substantial resources to complying with existing and new laws, rules and regulations, while, at the same time, endeavoring to best meet the needs and expectations of its customers, clients and shareholders. As a result of legislative and regulatory changes and expanded supervision, the Firm has implemented and refined policies, procedures and controls, and made adjustments to its business and operations, legal entity structure, and capital and liquidity management. The combined effect of numerous rule-makings by multiple governmental agencies and regulators, and the potential conflicts or inconsistencies among such rules, continue to present challenges and risks to the Firm’s business and operations.

Part I

Because regulatory changes are ongoing, the Firm cannot currently quantify all of the possible effects on its business and operations of the significant changes that are underway. For more information, see Risk Factors on pages 8–26.
Financial holding company:
Consolidated supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). As a bank holding company (“BHC”) and a financial holding company, JPMorgan Chase is subject to comprehensive consolidated supervision, regulation and examination by the Federal Reserve. The Federal Reserve acts as an “umbrella regulator” and certain of JPMorgan Chase’s subsidiaries are regulated directly by additional regulatory authorities based on the particular activities of those subsidiaries. For example, JPMorgan Chase’s national bank subsidiaries, JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A., are subject to supervision and regulation by the Office of the Comptroller of the Currency (“OCC”) and, with respect to certain matters, by the Federal Reserve and the Federal Deposit Insurance Corporation (the “FDIC”). Certain non-bank subsidiaries, such as the Firm’s U.S. broker-dealers, are subject to supervision and regulation by the SEC, and subsidiaries of the Firm that engage in certain futures-related and swaps-related activities are subject to supervision and regulation by the Commodity Futures Trading Commission (“CFTC”). J.P. Morgan Securities plc, is a U.K. bank licensed within the European Economic Area (the “EEA”) to undertake all banking activity and is regulated by the U.K. Prudential Regulation Authority (the “PRA”), a subsidiary of the Bank of England which has responsibility for prudential regulation of banks and other systemically important institutions, and by the U.K. Financial Conduct Authority (“FCA”), which regulates conduct matters for all market participants. The Firm’s other non-U.S. subsidiaries are regulated by the banking and securities regulatory authorities in the countries in which they operate. See Securities and broker-dealer regulation, Investment management regulation and Derivatives regulation below. In addition, the Firm’s consumer activities are subject to supervision and regulation by the Consumer Financial Protection Bureau (“CFPB”) and to regulation under various state statutes which are enforced by the respective state’s Attorney General.
Scope of permissible business activities. The Bank Holding Company Act generally restricts BHCs from engaging in business activities other than the business of banking and certain closely-related activities. Financial holding companies generally can engage in a broader range of financial activities than are otherwise permissible for BHCs, including underwriting, dealing and making markets in securities, and making merchant banking investments in non-financial companies. The Federal Reserve has the authority to limit a financial holding company’s ability to conduct otherwise permissible activities if the financial holding company or any of its depository institution subsidiaries ceases to meet the applicable eligibility requirements (including requirements that the financial holding company and each of its U.S. depository institution subsidiaries maintain their status as “well-capitalized” and “well-managed”). The Federal Reserve may also impose corrective capital and/or managerial requirements on the financial holding company and may, for example, require divestiture of the holding company’s depository institutions if the deficiencies persist. Federal regulations also provide that if any depository institution controlled by a financial holding company fails to maintain a satisfactory rating under the Community Reinvestment Act, the Federal Reserve must prohibit the financial holding company and its subsidiaries from engaging in any activities other than those permissible for bank holding companies. In addition, a financial holding company must obtain Federal Reserve approval before engaging in certain banking and other financial activities both in the U.S. and internationally, as further described under Regulation of acquisitions below.
Activities restrictions under the Volcker Rule. Section 619 (the “Volcker Rule”) of the Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) prohibits banking entities, including the Firm, from engaging in certain “proprietary trading” activities, subject to exceptions for underwriting, market-making, risk-mitigating hedging and certain other activities. In addition, the Volcker Rule limits the sponsorship of, and investment in, “covered funds” (as defined by the Volcker Rule) and imposes limits on certain transactions between the Firm and its sponsored funds (see JPMorgan Chase’s subsidiary banks — Restrictions on transactions with affiliates below). The period during which banking entities were required to bring covered funds into conformance with the Volcker Rule ended on July 21, 2017. The Volcker Rule requires banking entities to establish comprehensive compliance programs reasonably designed to help ensure and monitor compliance with the restrictions under the Volcker Rule, including, in order to distinguish permissible from impermissible risk-taking activities, the measurement, monitoring and reporting of certain key metrics.
Capital and liquidity requirements. The Federal Reserve establishes capital and leverage requirements for the Firm and evaluates its compliance with such requirements. The OCC establishes similar capital and leverage requirements for the Firm’s national banking subsidiaries. For more information about the applicable requirements relating to risk-based capital and leverage, see Capital Risk Management on pages 82–91 and Note 26. Under Basel III, bank holding companies and banks are required to measure their liquidity against two specific liquidity tests: the liquidity coverage ratio (“LCR”) and the net stable funding ratio (“NSFR”). In the U.S., the final LCR rule (“U.S. LCR”) became effective on January 1, 2015. In April 2016, the U.S. banking regulators issued a proposed rule for NSFR, but no final rule has been issued. For additional information on LCR, see Liquidity Risk Management on pages 92–97. On December 19, 2016, the Federal Reserve published final U.S. LCR public disclosure requirements. Beginning in the second quarter of 2017, the Firm began disclosing its consolidated LCR pursuant to the U.S. LCR rule. On September 8, 2016, the Federal Reserve published the framework that will apply to the setting of the countercyclical capital buffer. The Federal Reserve reviews the amount of this buffer at least annually, and on December 1, 2017, the Federal Reserve reaffirmed setting this buffer at 0%. Banking supervisors globally continue to consider refinements and enhancements to the Basel III capital framework for financial institutions. On December 7, 2017, the Basel Committee issued Basel III: Finalizing post-crisis reforms (“Basel III Reforms”), which seeks to reduce excessive variability in RWA and converge capital requirements between Standardized and Advanced approaches. The Basel III Reforms include revisions to both the standardized and internal ratings-based approach for credit risk, streamlining of the available approaches under the credit valuation adjustment (“CVA”) framework, a revised approach for operational risk, revisions to the measurement and calibration of the leverage ratio, and a capital floor based on 72.5% of the revised Standardized approaches. The Basel Committee expects national regulatory authorities to implement the Basel III Reforms in the laws of their respective jurisdictions and to require banking organizations subject to such laws to meet most of the revised requirements by January 1, 2022, with certain elements being phased in through January 1, 2027. U.S. banking regulators will now propose requirements applicable to U.S. financial institutions.
Stress tests. The Federal Reserve has adopted supervisory stress tests for large bank holding companies, including JPMorgan Chase, which form part of the Federal Reserve’s annual Comprehensive Capital Analysis and Review (“CCAR”) framework. Under the framework, the Firm must conduct semi-annual company-run stress tests and, in addition, must submit an annual capital plan to the Federal Reserve, taking into account the results of separate stress tests designed by the Firm and the Federal Reserve. In reviewing the Firm’s capital plan, the Federal Reserve considers both quantitative and qualitative factors. Qualitative assessments include, among other things, the comprehensiveness of the plan, the assumptions and analysis underlying the plan, and the extent to which the Firm has satisfied certain supervisory matters related to the Firm’s processes and analyses, including the design and operational effectiveness of the controls governing such processes. Moreover, the Firm is required to receive a notice of non-objection from the Federal Reserve before taking capital actions, such as paying dividends, implementing common equity repurchase programs or redeeming or repurchasing capital instruments. The OCC requires JPMorgan Chase Bank, N.A. to perform separate, similar annual stress tests. The Firm publishes each year the results of its mid-cycle stress tests under the Firm’s internally-developed “severely adverse” scenario and the results of its (and its two primary subsidiary banks’) annual stress tests under the supervisory “severely adverse” scenarios provided by the Federal Reserve and the OCC. The Firm is required to file its 2018 annual CCAR submission on April 5,

2018. Results will be published by the Federal Reserve by June 30, 2018, with disclosures of results by BHCs, including the Firm, to follow within 15 days. The mid-cycle capital stress test submissions are due on October 5, 2018 and BHCs, including the Firm, will publish results by November 4, 2018. For additional information on the Firm’s CCAR, see Capital Risk Management on pages 82–91. In December 2017, the Federal Reserve released a set of proposals intended to provide more detailed disclosure and transparency concerning the Federal Reserve’s approach, design and governance of the supervisory stress testing process. The proposals were open for public comment through January 22, 2018.
Enhanced prudential standards. The Financial Stability Oversight Council (“FSOC”), among other things, recommends prudential standards and reporting and disclosure requirements to the Federal Reserve for systemically important financial institutions (“SIFIs”), such as JPMorgan Chase. The Federal Reserve has adopted several rules to implement the heightened prudential standards, including final rules relating to risk management and corporate governance of subject BHCs. BHCs with $50 billion or more in total consolidated assets are required to comply with enhanced liquidity and overall risk management standards, and their boards of directors are required to conduct appropriate oversight of their risk management activities. For information on liquidity measures, see Liquidity Risk Management on pages 92–97.
Orderly liquidation authority and resolution and recovery. As a BHC with assets of $50 billion or more, the Firm is required to submit periodically to the Federal Reserve and the FDIC a plan for resolution under the Bankruptcy Code in the event of material distress or failure (a “resolution plan”). On December 19, 2017, the Federal Reserve and the FDIC announced joint determinations on the 2017 resolution plans of eight systemically important domestic banking institutions, including that of JPMorgan Chase, and extended the filing deadline for the next resolution plan for each of these entities until July 1, 2019. The agencies determined that JPMorgan Chase’s 2017 resolution plan did not have any “deficiencies,” which are weaknesses severe enough to trigger a resubmission process that could result in more stringent requirements, or any “shortcomings,” which are less-severe weaknesses that would need to be addressed in the next resolution plan. For more information about the Firm’s resolution plan, see Risk Factors on pages 8–26.
Certain financial companies, including JPMorgan Chase and certain of its subsidiaries, can also be subjected to resolution under an “orderly liquidation authority.” The U.S. Treasury Secretary, in consultation with the President of the United States, must first make certain extraordinary financial distress and systemic risk determinations, and action must be recommended by the FDIC and the Federal Reserve. Absent such actions, the Firm, as a BHC, would remain subject to resolution under the Bankruptcy Code. In December 2013, the FDIC issued a draft policy statement

Part I

describing its “single point of entry” strategy for resolution of systemically important financial institutions under the orderly liquidation authority. This strategy seeks to keep operating subsidiaries of the BHC open and impose losses on shareholders and creditors of the holding company in receivership according to their statutory order of priority. For further information see Risk Factors on pages 8–26.
The FDIC also requires each insured depository institution (“IDI”) with $50 billion or more in assets, such as JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A., to provide an IDI resolution plan.
The Firm has a comprehensive recovery plan detailing the actions it would take to avoid failure by remaining well-capitalized and well-funded in the case of an adverse event. JPMorgan Chase has provided the Federal Reserve with comprehensive confidential supervisory information and analyses about the Firm’s businesses, legal entities and corporate governance and about its crisis management governance, capabilities and available alternatives to generate liquidity and capital in severe market circumstances. The OCC has published guidelines establishing standards for recovery planning by insured national banks, and JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A. have submitted their recovery plans to the OCC. In addition, certain of the Firm’s non-U.S. subsidiaries are subject to resolution and recovery planning requirements in the jurisdictions in which they operate.
Regulators in the U.S. and abroad have proposed and implemented measures designed to address the possibility or perception that large financial institutions, including the Firm, may be “too big to fail,” and to provide safeguards so that, if a large financial institution does fail, it can be resolved without the use of public funds. Higher capital surcharges on global systemically important banks (“GSIBs”), requirements for certain large bank holding companies to maintain a minimum amount of long-term debt to facilitate orderly resolution of those firms (referred to as Total Loss Absorbing Capacity (“TLAC”)), and the International Swaps and Derivatives Association (“ISDA”) protocol relating to the “close-out” of derivatives transactions during the resolution of a large cross-border financial institution, are examples of initiatives to address “too big to fail.” For further information on the GSIB framework and TLAC, see Capital Risk Management on pages 82–91 and Risk Factors on pages 8–26, and on the ISDA close-out protocol, see Derivatives regulation below.
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
JPMorgan Chase’s subsidiary banks:
The Firm’s two principal subsidiary banks, JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A., are FDIC-insured national banks regulated by the OCC. As national banks, the activities of JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A. are limited to those specifically authorized under the National Bank Act and related interpretations by the OCC.
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
Restrictions on transactions with affiliates. The bank subsidiaries of JPMorgan Chase (including subsidiaries of those banks) are subject to certain restrictions imposed by federal law on extensions of credit to, investments in stock or securities of, and derivatives, securities lending and certain other transactions with, JPMorgan Chase & Co. and certain other affiliates. These restrictions prevent JPMorgan Chase & Co. and other affiliates from borrowing from such subsidiaries unless the loans are secured in specified amounts and comply with certain other requirements. For more information, see Note 25. In addition, the Volcker Rule imposes a prohibition on such transactions between any JPMorgan Chase entity and covered funds for which a JPMorgan Chase entity serves as the investment manager, investment advisor, commodity trading advisor or sponsor, as well as, subject to a limited exception, any covered fund controlled by such funds.
Dividend restrictions. Federal law imposes limitations on the payment of dividends by national banks, such as JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A. See Note 25 for the amount of dividends that the Firm’s principal bank subsidiaries could pay, at January 1, 2018, to their respective bank holding companies without the approval of their banking regulators.
In addition to the dividend restrictions described above, the OCC and the Federal Reserve have authority to prohibit or limit the payment of dividends of the bank subsidiaries they supervise, if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the bank.
Depositor preference. Under federal law, the claims of a receiver of an insured depository institution for administrative expense and the claims of holders of U.S. deposit liabilities (including the FDIC and deposits in non-U.S. branches that are dually payable in the U.S. and in a non-U.S. branch) have priority over the claims of other unsecured creditors of the institution, including public noteholders and depositors in non-U.S. branches. As a result, such persons could receive substantially less than the depositors in U.S. offices of the depository institution.

CFPB regulation and supervision, and other consumer regulations. JPMorgan Chase and its national bank subsidiaries, including JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A., are subject to supervision and regulation by the CFPB with respect to federal consumer protection laws, including laws relating to fair lending and the prohibition of unfair, deceptive or abusive acts or practices in connection with the offer, sale or provision of consumer financial products and services. These laws include the Truth-in-Lending, Equal Credit Opportunity Act (“ECOA”), Fair Credit Reporting, Fair Debt Collection Practice, Electronic Funds Transfer, Credit Card Accountability, Responsibility and Disclosure (“CARD”) and Home Mortgage Disclosure Acts. The CFPB has authority to impose new disclosure requirements for certain consumer financial products and services. The CFPB’s rule-making efforts have addressed mortgage-related topics, including ability to repay and qualified mortgage standards, mortgage servicing standards, loan originator compensation standards, high-cost mortgage requirements, Home Mortgage Disclosure Act requirements, appraisal and escrow standards and requirements for higher-priced mortgages. The CFPB continues to issue informal guidance on a variety of topics (such as the collection of consumer debts and credit card marketing practices). Other areas of focus include sales incentives, pre-authorized electronic funds transfers, “add-on” products, matters involving consumer populations considered vulnerable by the CFPB, credit reporting, and the furnishing of credit scores to individuals. As part of its regulatory oversight, the CFPB has authority to take enforcement actions against firms that offer certain products and services to consumers, including JPMorgan Chase.
Securities and broker-dealer regulation:
The Firm conducts securities underwriting, dealing and brokerage activities in the U.S. through J.P. Morgan Securities LLC and other non-bank broker-dealer subsidiaries, all of which are subject to regulations of the SEC, the Financial Industry Regulatory Authority and the New York Stock Exchange, among others. The Firm conducts similar securities activities outside the U.S. subject to local regulatory requirements. In the U.K., those activities are conducted by J.P. Morgan Securities plc, a subsidiary of JPMorgan Chase Bank, N.A., and are regulated by the PRA and the FCA. Broker-dealers are subject to laws and regulations covering all aspects of the securities business, including sales and trading practices, securities offerings, publication of research reports, use of customers’ funds, the financing of clients’ purchases, capital structure, record-keeping and retention, and the conduct of their directors, officers and employees. For information on the net capital of J.P. Morgan Securities LLC, and the applicable requirements relating to risk-based capital for J.P. Morgan Securities plc, see Broker-dealer regulatory capital on page 91. In addition, rules adopted by the U.S. Department of Labor (“DOL”) have imposed (among other things) a new standard of care applicable to broker-dealers when dealing

Part I

with customers. For more information see Investment management regulation below.
Investment management regulation:
The Firm’s asset and wealth management businesses are subject to significant regulation in numerous jurisdictions around the world relating to, among other things, the safeguarding and management of client assets, offerings of funds and marketing activities. Certain of the Firm’s subsidiaries are registered with, and subject to oversight by, the SEC as investment advisers. As such, the Firm’s registered investment advisers are subject to the fiduciary and other obligations imposed under the Investment Advisers Act of 1940 and the rules and regulations promulgated thereunder, as well as various state securities laws. For information regarding investigations and litigation in connection with disclosures to clients related to proprietary products, see Note 29.
The Firm’s asset and wealth management businesses continue to be affected by ongoing rule-making and implementation of new regulations. The DOL’s fiduciary rule, which became effective June 9, 2017, has significantly expanded the universe of persons viewed as investment advice fiduciaries to retirement plans and individual retirement accounts (“IRAs”) under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The prohibited transaction exemptions issued in connection with the rule require adherence to “impartial conduct standards” (including a requirement to act in the “best interest” of retirement clients), although compliance with requirements relating to conditions requiring new client contracts, implementation of policies and procedures, websites and other disclosures to both investors and the DOL have been delayed until July 1, 2019. Furthermore, the DOL is performing a review of the rule and the related exemptions in accordance with a February 2017 memorandum from the President. Subject to the outcome of the DOL’s review, it is expected that the rule and related prohibited transaction exemptions will have a significant impact on the fee and compensation practices at financial institutions that offer investment advice to retail retirement clients. In addition to the impact of the DOL’s fiduciary rule, the Firm’s asset and wealth management businesses may be affected by ongoing rule-making and implementation of new regulations by the SEC and certain U.S. states relating to enhanced standards of conduct for broker-dealers and certain other market participants.
In the European Union (“EU”), substantial revisions to the Markets in Financial Instruments Directive (“MiFID II”) became effective across EU member states beginning January 3, 2018. These revisions introduced expanded requirements for a broad range of investment management activities, including product governance, transparency on costs and charges, independent investment advice, inducements, record keeping and client reporting. In addition, final regulations on European Money Market Fund Reform were published in July 2017 and, following an 18-month transition period for existing funds, will implement new requirements to enhance the liquidity and stability of money market funds in the EU.
Derivatives regulation:
The Firm is subject to comprehensive regulation of its derivatives businesses. The regulations impose capital and margin requirements (including the collecting and posting of variation margin and initial margin in respect of non-centrally cleared derivatives), require central clearing of standardized over-the-counter (“OTC”) derivatives, require that certain standardized over-the-counter swaps be traded on regulated trading venues, and provide for reporting of certain mandated information. In addition, the Dodd-Frank Act requires the registration of “swap dealers” and “major swap participants” with the CFTC and of “security-based swap dealers” and “major security-based swap participants” with the SEC. JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, J.P. Morgan Securities plc and J.P. Morgan Ventures Energy Corporation have registered with the CFTC as swap dealers, and JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC and J.P. Morgan Securities plc may be required to register with the SEC as security-based swap dealers. As a result of their registration as swap dealers or security-based swap dealers, these entities will be subject to a comprehensive regulatory framework applicable to their swap or security-based swap activities, which includes capital requirements, rules regulating their swap activities, rules requiring the collateralization of uncleared swaps, rules regarding segregation of counterparty collateral, business conduct and documentation standards, record-keeping and reporting obligations, and anti-fraud and anti-manipulation requirements. Further, some of the rules for derivatives apply extraterritorially to U.S. firms doing business with clients outside of the U.S., as well as to the overseas activities of non-U.S. subsidiaries of the Firm that either deal with U.S. persons or that are guaranteed by U.S. subsidiaries of the Firm; however, the full scope of the extra-territorial impact of the U.S. swaps regulation has not been finalized and therefore remains unclear. The effect of these rules may require banking entities, such as the Firm, to modify the structure of their derivatives businesses and face increased operational and regulatory costs. In the EU, the implementation of the European Market Infrastructure Regulation (“EMIR”) and MiFID II will result in comparable, but not identical, changes to the European regulatory regime for derivatives. The combined effect of the U.S. and EU requirements, and the potential conflicts and inconsistencies between them, present challenges and risks to the structure and operating model of the Firm’s derivatives businesses.
The Firm and other financial institutions have agreed to adhere to the 2015 Universal Resolution Stay Protocol (the “Protocol”) developed by ISDA in response to regulator concerns that the close-out of derivatives and other financial transactions during the resolution of a large cross-border financial institution could impede resolution efforts and potentially destabilize markets. The Protocol provides for the contractual recognition of cross-border stays under various statutory resolution regimes and a contractual stay on certain cross-default rights.
In the U.S., one subsidiary of the Firm, J.P. Morgan Securities LLC, is registered as a futures commission merchant, and other subsidiaries are either registered with the CFTC as commodity pool operators and commodity trading advisors or are exempt from such registration. These CFTC-registered subsidiaries are also members of the National Futures Association.
Data regulation:
The Firm and its subsidiaries are subject to federal, state and international laws and regulations concerning the use and protection of certain customer, employee and other personal and confidential information, including those imposed by the Gramm-Leach-Bliley Act and the Fair Credit Reporting Act, as well as the EU Data Protection Directive. In addition, various U.S. regulators, including the Federal Reserve, the OCC and the SEC, have increased their focus on cybersecurity and data privacy through guidance, examinations and regulations.
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
Anti-Corruption:
The Firm is subject to laws and regulations relating to corrupt and illegal payments to government officials and others in the jurisdictions in which it operates, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act. In November 2016, the Firm entered into a Consent Order with the Federal Reserve to resolve its investigation relating to a former hiring program for candidates referred by clients, potential clients and government officials in the Asia Pacific region. The Firm has taken significant steps to modify and enhance its processes and controls with respect to the hiring of referred candidates and to remediate the issues identified in the Consent Order.
Compensation practices:
The Firm’s compensation practices are subject to oversight by the Federal Reserve, as well as other agencies. The Federal Reserve has issued guidance jointly with the FDIC and the OCC that is designed to ensure that incentive compensation paid by banking organizations does not encourage imprudent risk-taking that threatens the organizations’ safety and soundness. In addition, under the Dodd-Frank Act, federal regulators, including the Federal Reserve, must issue regulations or guidelines requiring covered financial institutions, including the Firm, to report the structure of all incentive-based compensation arrangements and prohibit incentive-based payment arrangements that encourage inappropriate risks by providing compensation that is excessive or that could lead to material financial loss to the institution. The Federal Reserve has conducted a review of the incentive compensation policies and practices of a number of large banking institutions, including the Firm. The Financial Stability Board has established standards covering compensation principles for banks. In addition, the SEC has issued regulations that will require public companies to start disclosing, beginning with annual shareholder meetings in 2018, the pay ratio between the company’s median employee and the company’s chief executive officer or other principal executive officer in the proxy statement as of December 31, 2017. The Firm’s compensation practices are also subject to regulation and oversight by local regulators in other jurisdictions. In Europe, the Fourth Capital Requirements Directive (“CRD IV”) includes compensation provisions and the European Banking Authority has instituted guidelines on compensation policies which in certain countries, such as the U.K., are implemented or supplemented by further local regulations or guidelines. The implementation of the Federal Reserve’s and other banking regulators’ guidelines regarding compensation are expected to evolve over the next several years, and may affect the manner in which the Firm structures its compensation programs and practices.
Significant international regulatory initiatives:
In the EU, there is an extensive and complex program of final and proposed regulatory enhancement that reflects, in part, the EU’s commitments to policies of the Group of Twenty Finance Ministers and Central Bank Governors (“G20”) together with other plans specific to the EU. The EU operates a European Systemic Risk Board that monitors financial stability, together with European Supervisory Authorities (“ESA”) that set detailed regulatory rules and encourage supervisory convergence across the EU’s Member States. The EU is currently reviewing the ESA framework. The EU has also created a Single Supervisory Mechanism for the euro-zone, under which the regulation of all banks in that zone will be under the auspices of the European Central Bank, together with a Single Resolution Mechanism and Single Resolution Board, having jurisdiction over bank resolution in the zone. At both the G20 and EU

Part I

levels, various proposals are under consideration to address risks associated with global financial institutions.
In the EU, this includes EMIR, which requires, among other things, the central clearing of certain standardized derivatives and risk mitigation for uncleared OTC derivatives, and MiFID II, which gives effect to the G20 commitment to move trading of standardized OTC derivatives to exchanges or electronic trading platforms. MiFID II significantly enhances requirements for pre- and post-trade transparency, transaction reporting and investor protection. MiFID II also introduces a commodities position limits and reporting regime. EMIR became effective in 2012, although some requirements apply on a phased basis and certain aspects of the regulation are currently being reviewed. MiFID II became effective across EU Member States on January 3, 2018, after a one-year delay.
The EU is also currently considering or implementing significant revisions to laws covering securities settlement; mutual funds and pensions; payments; anti-money laundering controls; data security and privacy; transparency and disclosure of securities financing transactions; benchmarks; resolution of banks, investment firms and market infrastructures; and capital and liquidity requirements for banks and investment firms. The capital and liquidity legislation for banks and investment firms will implement in the EU many of the finalized Basel III capital and liquidity standards, including in relation to the leverage ratio, market risk capital, and a net stable funding ratio. The legislation also proposes an intermediate parent undertaking (“IPU”) requirement for foreign banks, which will require non-EU banks operating in Europe (with total EU assets greater than EUR30 billion or which are part of a GSIB) to establish a single EU-located IPU. The full impact of the proposal on JPM’s EU operations and legal entities will be heavily influenced by the outcome of the EU legislative process, including whether any flexibility is introduced to the requirement.
Consistent with the G20 and EU policy frameworks, U.K. regulators have adopted a range of policy measures that have significantly changed the markets and prudential regulatory environment in the U.K. In addition, U.K. regulators have introduced measures to enhance accountability of individuals, and promote forward-looking conduct risk identification and mitigation, including by introducing the Senior Managers and Certification Regimes.
On June 23, 2016, the U.K. voted by referendum to leave the European Union. The U.K. government invoked Article 50 of the Lisbon Treaty on March 29, 2017, starting a two-year period for the formal exit negotiations. This means that the U.K. will leave the EU on March 29, 2019 unless the timeline is unanimously extended by the remaining 27 EU Member States (“EU27”) and the U.K. In December 2017, the EU27 agreed that “sufficient progress” had been made on the terms of the U.K.’s withdrawal to allow parallel talks on the future relationship, which are expected to begin in March 2018. The U.K.’s priorities in negotiating the future relationship are to seek a bilateral free trade agreement with the EU27 that facilitates the “greatest possible access” to the Single Market. However, the U.K. will not seek to continue its membership in the Single Market. The current EU27 position is that a free trade agreement should be balanced, ambitious and wide-ranging, that the U.K.’s participation in the Single Market or parts thereof must end, and that there will not be any sector-specific carve-outs, such as for financial services. Both the EU27 and the U.K. are open to the idea of a “transitional arrangement.” The U.K.’s departure from the EU will have a significant impact across the Firm’s European businesses, including business and legal entity reorganization, and may lead to direct and indirect changes to EU27 and U.K. regulatory approaches. The situation remains highly uncertain, particularly in relation to whether a transition period is implemented and whether financial services will be included in any future free trade agreement.
Item 1A. Risk Factors.
The following discussion sets forth the material risk factors that could affect JPMorgan Chase’s financial condition and operations. Readers should not consider any descriptions of these factors to be a complete set of all potential risks that could affect the Firm.
Regulatory
JPMorgan Chase’s businesses are highly regulated, and the laws and regulations that apply to JPMorgan Chase have a significant impact on its operations.
JPMorgan Chase is a financial services firm with operations worldwide. JPMorgan Chase must comply with the laws and regulations that apply to its operations in all of the jurisdictions around the world in which it does business. The regulation of financial services activities is typically extensive and comprehensive.
In recent years, legislators and regulators adopted a wide range of new laws and regulations affecting the financial services industry, both within and outside the U.S. The supervision of financial services firms also expanded significantly during this period. The wave of increased regulation and supervision of JPMorgan Chase has affected the way that it conducts and structures its operations. Existing and new laws and regulations and expanded supervision could require JPMorgan Chase to make further changes to its operations. These changes could result in JPMorgan Chase incurring additional costs for complying with laws and regulations or losing a significant amount of revenue, and could reduce JPMorgan Chase’s profitability. More specifically, existing and new laws and regulations could require JPMorgan Chase to:

•	limit the products and services that it offers

•	reduce the liquidity that it can provide through its market-making activities

•	stop or discourage it from engaging in business opportunities that it might otherwise pursue

•	recognize losses in the value of assets that it holds

•	pay higher assessments, levies or other governmental charges

•	dispose of certain assets, and do so at times or prices that are disadvantageous

•	impose restrictions on certain business activities, or

•	increase the prices that it charges for products and services, which could reduce the demand for them.
Differences in financial services regulation can be disadvantageous for JPMorgan Chase’s business.
The content and application of laws and regulations affecting financial services firms sometimes vary according to factors such as the size of the firm, the jurisdiction in which it is organized or operates, or other criteria. For example:

•	larger firms are often subject to more stringent supervision and regulation

•
financial technology companies and other competitors may not be subject to banking regulation, or may be supervised by a national or state regulatory agency that does not have the same resources or regulatory priorities as the regulatory agencies which supervise more diversified financial services firms, or

•	the financial services regulatory framework in a particular jurisdiction may favor financial institutions that are based in that country.
There can also be significant differences in the ways that similar regulatory initiatives affecting the financial services industry are implemented in the U.S. and in different countries and regions in which JPMorgan Chase does business. For example, legislative and regulatory initiatives within the EU could require JPMorgan Chase to make significant modifications to its operations and legal entity structure in that region in order to comply with those requirements. These include laws and regulations that have been adopted or proposed relating to:

•	the resolution of financial institutions

•	the establishment by non-EU financial institutions of intermediate holding companies in the EU

•	the separation of trading activities from core banking services

•	mandatory on-exchange trading

•	position limits and reporting rules for derivatives

•	governance and accountability regimes

•	conduct of business requirements, and

•	restrictions on compensation.
These types of differences in financial services regulation, or inconsistencies or conflicts between laws and regulations between different jurisdictions, could require JPMorgan Chase to, among other things:

•	divest assets or restructure its operations

•	absorb increased operational, capital and liquidity costs

•	change the prices that it charges for its products and services

•	curtail the products and services that it offers to its customers and clients, or

•	incur higher costs for complying with different legal and regulatory frameworks.
Any or all of these factors could harm JPMorgan Chase’s ability to compete against other firms that are not subject to the same laws and regulations or supervisory oversight, or harm JPMorgan Chase’s businesses, results of operations and profitability.
Governments in some countries in which JPMorgan Chase does business have adopted laws or regulations which require that JPMorgan Chase subsidiaries which operate in those countries maintain minimum amounts of capital or liquidity on a stand-alone basis. Some regulators outside the U.S. have also proposed that large banks which conduct certain businesses in their jurisdictions operate through separate subsidiaries located in those countries. These requirements, and any future laws or regulations that impose restrictions on the way JPMorgan Chase organizes its businesses or increase the capital or liquidity requirements that would apply to JPMorgan Chase subsidiaries, could hinder JPMorgan Chase’s ability to efficiently manage its operations, increase its funding and liquidity costs, and result in lower profitability.
Heightened regulatory scrutiny of JPMorgan Chase’s businesses has increased its compliance costs and could result in restrictions on its operations.
JPMorgan Chase’s operations are subject to heightened oversight and scrutiny from regulatory authorities in many jurisdictions where JPMorgan Chase does business. JPMorgan Chase has paid significant fines or provided other monetary relief in connection with resolving several investigations and enforcement actions by governmental agencies. JPMorgan Chase could become subject to similar regulatory settlements or other actions in the future, and addressing the requirements of any such settlement could result in JPMorgan Chase incurring higher operational and compliance costs.
In connection with resolving specific regulatory investigations or enforcement actions, certain regulators have required JPMorgan Chase and other financial institutions to admit wrongdoing with respect to the activities that gave rise to the settlement. These types of admissions can lead to:

•	greater exposure in civil litigation

•	damage to reputation

•	disqualification from doing business with certain clients or customers, or in specific jurisdictions, or

Part I

•	other direct and indirect adverse effects.
Furthermore, U.S. government officials have demonstrated a willingness to bring criminal actions against financial institutions and have increasingly demanded that institutions plead guilty to criminal offenses or admit other wrongdoing in connection with resolving regulatory investigations or enforcement actions. In the case of JPMorgan Chase, these resolutions have included:

•
JPMorgan Chase’s agreement in May 2015 to plead guilty to a single violation of federal antitrust law in connection with its settlements with certain government authorities relating to its foreign exchange sales and trading activities and controls related to those activities, and

•
the non-prosecution agreement entered into by a subsidiary of JPMorgan Chase with the U.S. Department of Justice in November 2016 in connection with settlements to resolve various governmental investigations relating to a former hiring program for candidates referred by clients, potential clients and government officials in the Asia Pacific region.

Resolutions of this type can have significant collateral consequences for the subject financial institution, including loss of clients, customers and business, the inability to offer certain products or services, or losing permission to operate certain businesses, either temporarily or permanently.
JPMorgan Chase expects that it and other financial services firms will continue to be subject to expanded regulatory scrutiny and governmental investigations and enforcement actions. JPMorgan Chase also expects that regulators will continue to insist that financial institutions be penalized for actual or deemed violations of law with formal and punitive enforcement actions, including the imposition of significant monetary and other sanctions, rather than resolving these matters through informal supervisory actions. Furthermore, if JPMorgan Chase fails to meet the requirements of any governmental settlements and other actions to which it is subject, or to maintain risk and control processes that meet the heightened standards established by its regulators, it could be required to, among other things:

•	enter into further orders and settlements

•	pay additional regulatory fines, penalties or judgments, or

•	accept material regulatory restrictions on, or changes in the management of, its businesses.
The extent of JPMorgan Chase’s exposure to legal and regulatory matters can be unpredictable and could, in some cases, exceed the amount of reserves that JPMorgan Chase has established for those matters.
Requirements for the orderly resolution of JPMorgan Chase could result in JPMorgan Chase having to restructure or reorganize its businesses.
JPMorgan Chase is required under the Dodd-Frank Act and Federal Reserve and FDIC rules to prepare and submit periodically to those agencies a detailed plan for rapid and orderly resolution in bankruptcy without extraordinary government support, in the event of material financial distress or failure. The agencies’ evaluation of the Firm’s resolution plan may change, and the requirements for resolution plans may be modified from time to time. Any such determinations or modifications could result in JPMorgan Chase making changes to its legal entity structure or to certain internal or external activities that could increase funding or operational costs.
If the Federal Reserve and the FDIC were to determine that a future resolution plan submitted by JPMorgan Chase has deficiencies, they could jointly impose more stringent capital, leverage or liquidity requirements or restrictions on JPMorgan Chase’s growth, activities or operations. After two years, if the deficiencies are not cured, the agencies could also require that JPMorgan Chase restructure, reorganize or divest assets or businesses in ways that could materially and adversely affect JPMorgan Chase’s operations and strategy.
Holders of JPMorgan Chase & Co.’s debt and equity securities will absorb losses if it were to enter into a resolution.
Federal Reserve rules require that JPMorgan Chase & Co. (the “holding company”) maintain minimum levels of unsecured external long-term debt and other loss-absorbing capacity with specific terms (“eligible LTD”) for purposes of recapitalizing JPMorgan Chase’s operating subsidiaries if the holding company were to enter into a resolution either:

•	in a bankruptcy proceeding under Chapter 11 of the U.S. Bankruptcy Code, or

•	in a receivership administered by the FDIC under Title II of the Dodd-Frank Act (“Title II”).
If the holding company were to enter into a resolution, holders of eligible LTD and other debt and equity securities of the holding company will absorb the losses of the holding company and its affiliates.
The preferred “single point of entry” strategy under JPMorgan Chase’s resolution plan contemplates that only the holding company would enter bankruptcy proceedings. JPMorgan Chase’s subsidiaries would be recapitalized as needed so that they could continue normal operations or subsequently be divested or wound down in an orderly manner. As a result, the holding company’s losses and any losses incurred by its subsidiaries would be imposed first on holders of the holding company’s equity securities and thereafter on its unsecured creditors, including holders of eligible LTD and other debt securities. Claims of holders of those securities would have a junior position to the claims of creditors of JPMorgan Chase’s subsidiaries and to the claims of priority (as determined by statute) and secured creditors of the holding company.
Accordingly, in a resolution of the holding company in bankruptcy, holders of eligible LTD and other debt securities of the holding company would realize value only to the extent available to the holding company as a shareholder of JPMorgan Chase Bank, N.A. and its other subsidiaries, and only after any claims of priority and secured creditors of the holding company have been fully repaid.
The FDIC has similarly indicated that a single point of entry recapitalization model could be a desirable strategy to resolve a systemically important financial institution, such as the holding company, under Title II. However, the FDIC has not, to date, formally adopted a single point of entry resolution strategy.
If the holding company were to enter into a resolution, none of the holding company, the Federal Reserve or the FDIC is obligated to follow JPMorgan Chase’s preferred strategy, and losses to holders of eligible LTD and other debt and equity securities of the holding company, under whatever strategy is ultimately followed, could be greater.
Political
Political developments can cause uncertainty concerning the regulatory environment in which JPMorgan Chase operates its businesses.
Recent elections and referendums in the U.S. and abroad have introduced uncertainty regarding the regulatory environment in which JPMorgan Chase and other financial services firms will operate in the future. For example, the U.K.’s planned departure from the EU has engendered significant uncertainty concerning the regulatory framework under which global financial services institutions, including JPMorgan Chase, will need to conduct their business in the U.K. and the EU. Depending on the nature of the arrangements agreed between the U.K. and the EU, including with respect to the ability of financial services companies to engage in business in the EU from legal entities organized in or operating from the U.K., JPMorgan Chase may need to make significant changes to its legal entity structure and operations and the locations in which it operates. These types of structural and operational changes could result in JPMorgan Chase needing to implement an operating model across its European legal entities that is less efficient or cost-effective.
The result of an election may suggest that the new administration will ease the regulatory requirements that apply to financial services firms. However, it is equally possible that the potential for reduced regulation does not occur or is reversed by another regulator or by a subsequent administration, or that deregulation measures that are ultimately enacted deliver significant competitive advantages to financial services firms that are structured differently or serve different markets than JPMorgan Chase. JPMorgan Chase cannot predict political developments of this nature, or whether they will have favorable or unfavorable long-term effects on its businesses.
Economic uncertainty caused by political developments can hurt JPMorgan Chase’s businesses.
The economic environment and market conditions in which JPMorgan Chase operates continue to be uncertain due to recent political developments in the U.S. and abroad. Certain policy proposals, including isolationist foreign policies, protectionist trade policies or the possible withdrawal or reduction of government support for GSEs, could cause a contraction in U.S. and global economic growth and higher volatility in the financial markets. These types of political developments could, among other things:

•	erode investor confidence in the U.S. economy and financial markets

•	heighten concerns about whether the U.S. government will be funded, and its outstanding debt serviced, at any particular time, and

•	undermine the status of the U.S. dollar as a safe haven currency.
These factors could lead to greater market volatility, large-scale sales of U.S. government debt and other U.S. debt and equity securities, the widening of credit spreads and other market dislocations. Any of these potential outcomes could cause JPMorgan Chase to suffer losses in its investment securities portfolio, reduce its capital levels, hamper its ability to deliver products and services to its clients and customers, and weaken its results of operations.
Political developments in other parts of the world have also led to uncertainty in global economic conditions, including:

•	concerns about the capabilities and intentions of the government of North Korea, and

•	regional hostilities, and political or social upheavals, in other parts of the world.
JPMorgan Chase’s results of operations can be adversely affected by the uncertainty arising from significant political developments and any market volatility or disruption that results from that uncertainty.
The positive impact of U.S. tax reform legislation on JPMorgan Chase may diminish over time.
The long-term impact of the tax reform legislation recently enacted in the U.S. on JPMorgan Chase and the U.S. economy is not yet known. While the tax reform will have a positive impact on JPMorgan Chase’s net income, the competitive environment and other factors will influence the extent to which these benefits are retained by JPMorgan Chase over the longer term. In addition, the specific impact on JPMorgan Chase’s businesses, products and geographies may vary.
Market
JPMorgan Chase’s businesses are materially affected by economic and market conditions.
JPMorgan Chase’s results of operations can be negatively affected by adverse changes in any of the following:

•	the liquidity in the U.S. and global financial markets

•	the level and volatility of market prices and rates, including those for debt and equity instruments,

Part I

currencies, commodities, interest rates and other market indices

•	investor, consumer and business sentiment

•	events that reduce confidence in the financial markets

•	inflation and unemployment

•	the availability and cost of capital and credit

•	the economic effects of natural disasters, severe weather conditions, health emergencies or pandemics, cyberattacks, outbreaks of hostilities, terrorism or other geopolitical instabilities

•	monetary and fiscal policies and actions taken by governmental authorities, including the Federal Reserve and other central banks, and

•	the health of the U.S. and global economies.
JPMorgan Chase’s consumer businesses are particularly affected by U.S. domestic economic conditions, including:

•	U.S. interest rates

•	the rate of unemployment

•	housing prices

•	the level of consumer confidence

•	changes in consumer spending, and

•	the number of personal bankruptcies.
Sustained low growth in the U.S. economy could diminish customer demand for the products and services offered by JPMorgan Chase’s consumer businesses. It could also increase the cost to provide those products and services. Adverse economic conditions could also lead to an increase in delinquencies in mortgage, credit card, auto and other loans and higher net charge-offs, which can reduce JPMorgan Chase’s earnings. These consequences could be significantly worse in certain geographies where high levels of unemployment have resulted from declining industrial or manufacturing activity.
JPMorgan Chase’s earnings from its consumer businesses could also be adversely affected by changes in government policies that affect consumers, including those relating to medical insurance, immigration and employment status, as well as governmental policies aimed at the economy more broadly, such as infrastructure spending and global trade, which could result in, among other things, higher inflation or reductions in consumer disposable income.
In JPMorgan Chase’s wholesale businesses, market and economic factors can affect the volume of transactions that JPMorgan Chase executes for its clients and, therefore, the revenue that JPMorgan Chase receives from those transactions. These factors can also influence the willingness of other financial institutions and investors to participate in capital markets transactions that JPMorgan Chase manages, such as loan syndications or securities underwritings. Furthermore, if a significant and sustained deterioration in market conditions were to occur, the profitability of JPMorgan Chase’s capital markets businesses could be reduced to the extent that those businesses:

•	earn less fee revenue due to lower transaction volumes, including when clients are unwilling or unable to refinance their outstanding debt obligations in unfavorable market conditions

•	dispose of portions of credit commitments, such as loan syndications or securities underwritings, at a loss, or

•	hold larger residual positions in credit commitments that cannot be sold at favorable prices.
JPMorgan Chase’s investment securities portfolio and market-making positions can suffer losses due to adverse economic, market and political events and conditions.
JPMorgan Chase generally maintains positions in various fixed income instruments in its investment securities portfolio, and positions in various fixed income, currency, commodity, credit and equity instruments as part of its market-making activities. Market-making positions are intended to facilitate demand from JPMorgan Chase’s clients for these instruments and to provide liquidity for clients. The value of the positions that JPMorgan Chase holds can be significantly affected by factors such as:

•	JPMorgan Chase’s ability to effectively hedge market and other risks on its positions

•	volatility in interest rates and debt, equity and commodities markets

•	changes in interest rates and credit spreads, and

•	the availability of liquidity in the capital markets.
All of these are affected by global economic, market and political events and conditions, as well as regulatory restrictions on market-making activities.
JPMorgan Chase’s investment securities portfolio and market-making businesses can also suffer losses due to unanticipated market events, including:

•	severe declines in asset values

•	unexpected credit events

•	unforeseen events or conditions that may cause previously uncorrelated factors to become correlated (and vice versa), or

•	other market risks that may not have been appropriately taken into account in the development, structuring or pricing of a financial instrument.
If JPMorgan Chase experiences significant losses in its investment securities portfolio or from market-making activities, this could reduce JPMorgan Chase’s profitability and its capital levels, and thereby constrain the growth of its businesses.

JPMorgan Chase’s asset and wealth management and custody businesses may earn lower fee revenue during adverse macroeconomic conditions.
The fees that JPMorgan Chase earns from managing third-party assets or holding assets in custody for clients could be diminished by declining asset values or other adverse macroeconomic conditions. For example, higher interest rates or a downturn in financial markets could affect the valuations of the client assets that JPMorgan Chase manages or holds in custody, which, in turn, could affect JPMorgan Chase’s revenue from fees that are based on the amount of assets under management or custody. Similarly, adverse macroeconomic or market conditions could prompt outflows from JPMorgan Chase funds or accounts, or cause clients to invest in products that generate lower revenue. Substantial and unexpected withdrawals from a JPMorgan Chase fund can also hamper the investment performance of the fund, particularly if the outflows create the need for the fund to dispose of fund assets at disadvantageous times or prices, and could lead to further withdrawals based on the weaker investment performance.
Changes in interest rates and credit spreads can adversely affect certain of JPMorgan Chase’s revenue and income streams.
JPMorgan Chase can generally be expected to earn higher net interest income when interest rates are high or increasing. However, higher interest rates can also lead to:

•	fewer originations of commercial and residential loans

•	lower returns on JPMorgan Chase’s investment securities portfolio, and

•	the loss of deposits to the extent that JPMorgan Chase makes incorrect assumptions about depositor behavior.
All of these outcomes could adversely affect JPMorgan Chase’s revenues and capital levels. Higher interest rates can also negatively affect the payment performance on loans within JPMorgan Chase’s consumer and wholesale loan portfolios that are linked to variable interest rates. If borrowers of variable rate loans are unable to afford higher interest payments, those borrowers may reduce or stop making payments, thereby causing JPMorgan Chase to incur losses and increased operational costs related to servicing a higher volume of delinquent loans.
On the other hand, a low interest rate environment may cause JPMorgan Chase’s net interest margins to be compressed, which could reduce:

•	the amounts that JPMorgan Chase earns on its investment securities portfolio to the extent that it is unable to reinvest contemporaneously in higher-yielding instruments, and

•	the value of JPMorgan Chase’s mortgage servicing rights (“MSRs”) asset, thereby reducing its net interest income and other revenues.
When credit spreads widen, it becomes more expensive for JPMorgan Chase to borrow. JPMorgan Chase’s credit spreads may widen or narrow not only in response to events and circumstances that are specific to JPMorgan Chase but also as a result of general economic and geopolitical events and conditions. Changes in JPMorgan Chase’s credit spreads will affect, positively or negatively, JPMorgan Chase’s earnings on certain liabilities, such as derivatives, that are recorded at fair value.
High market volatility can impact JPMorgan Chase’s markets businesses.
While JPMorgan Chase’s markets businesses may earn higher flow revenue during periods of elevated market volatility, sudden and significant volatility in the prices of securities, loans, derivatives and other instruments can:

•	curtail the trading markets for those instruments

•	make it difficult to sell or hedge those instruments

•	increase JPMorgan Chase’s funding costs, or

•	adversely affect JPMorgan Chase’s profitability, capital or liquidity.
The Federal Reserve has observed that market volatility may be exacerbated by regulatory restrictions. It noted that market participants that are subject to the Volcker Rule are likely to decrease their market-making activities, and thereby constrain market liquidity, during periods of market stress. Furthermore, market participants that are not required to hold substantial amounts of capital may retreat more quickly from volatile markets, which could further reduce market liquidity.
In a difficult or less liquid market environment, JPMorgan Chase’s risk management strategies may not be effective because other market participants may be attempting to use the same or similar strategies. In these circumstances, it may be difficult for JPMorgan Chase to reduce its risk positions due to the activity of other market participants or widespread market dislocations.
Sustained volatility in the financial markets may also negatively affect consumer or investor confidence, which could lead to lower client activity and reduce JPMorgan Chase’s revenues.
Credit
JPMorgan Chase can be adversely affected by the financial condition of its clients, customers and counterparties.
JPMorgan Chase routinely executes transactions with brokers and dealers, commercial and investment banks, mutual and hedge funds, investment managers and other types of financial institutions. Many of these transactions expose JPMorgan Chase to the credit risk of its clients and counterparties, and can involve JPMorgan Chase in disputes and litigation in the event that a client or counterparty defaults. JPMorgan Chase can also be subject to losses or liability where a financial institution that it has appointed to

Part I

provide custody services for assets of JPMorgan Chase’s clients becomes insolvent.
Disputes may arise with counterparties to derivatives contracts with regard to the terms, the settlement procedures or the value of underlying collateral. The disposition of those disputes could cause JPMorgan Chase to incur unexpected transaction, operational and legal costs, or result in credit losses. These consequences can also impair JPMorgan Chase’s ability to effectively manage its credit risk exposure from its market activities.
JPMorgan Chase’s markets businesses can be harmed by the insolvency of a significant market participant.
The failure of a significant market participant, or concerns about the creditworthiness of such a firm, can have a cascading effect within the financial markets. JPMorgan Chase’s markets businesses could be significantly disrupted by such an event, particularly if it leads to other market participants incurring significant losses, experiencing liquidity issues or defaulting.
JPMorgan Chase’s clearing services business is exposed to the risk of client or counterparty default.
As part of its clearing services activities, JPMorgan Chase is a member of various central counterparty clearinghouses (“CCPs”). In the event that another member of such an organization defaults on its obligations to the CCP, JPMorgan Chase may be required to pay a portion of any losses incurred by the CCP as a result of that default. As a clearing member, JPMorgan Chase is also exposed to the risk of non-performance by its clients, which it seeks to mitigate by requiring clients to provide adequate collateral. JPMorgan Chase is exposed to intra-day credit risk of its clients in connection with providing cash management, clearing, custodial and other transaction services to those clients. If a client for which JPMorgan Chase provides these services becomes bankrupt or insolvent, JPMorgan Chase may incur losses, become involved in disputes and litigation with one or more CCPs, the client’s bankruptcy estate and other creditors, or be subject to regulatory investigations. All of the foregoing events can increase JPMorgan Chase’s operational and litigation costs, and JPMorgan Chase may suffer losses to the extent that any collateral that it has received is insufficient to cover those losses.
JPMorgan Chase may suffer losses if the value of collateral declines in stressed market conditions.
During periods of market stress or illiquidity, JPMorgan Chase’s credit risk may be further increased when JPMorgan Chase cannot realize the fair value of the collateral held by it or when collateral is liquidated at prices that are not sufficient to recover the full amount of the loan, derivative or other exposure due to it. Furthermore, disputes with counterparties concerning the valuation of collateral may increase in times of significant market stress, volatility or illiquidity, and JPMorgan Chase could suffer losses during these periods if it is unable to realize the fair value of collateral or to manage declines in the value of collateral.

JPMorgan Chase could incur significant losses arising from concentrations of credit and market risk.
JPMorgan Chase is exposed to greater credit and market risk to the extent that groupings of its clients or counterparties:

•	engage in similar businesses

•	do business in the same geographic region, or

•	have business profiles, models or strategies that could cause their ability to meet their obligations to be similarly affected by changes in economic conditions.
For example, a significant deterioration in the credit quality of one of JPMorgan Chase’s borrowers or counterparties could lead to concerns about the creditworthiness of other borrowers or counterparties in similar, related or dependent industries. This type of interrelationship could exacerbate JPMorgan Chase’s credit and market risk exposure and potentially cause it to incur losses, including fair value losses in its trading businesses.
Similarly, challenging economic conditions that affect a particular industry or geographic area could lead to concerns about the credit quality of JPMorgan Chase’s borrowers or counterparties not only in that particular industry or geography but in related or dependent industries, wherever located. These conditions could also heighten concerns about the ability of customers of JPMorgan Chase’s consumer businesses who live in those areas or work in those affected industries or related or dependent industries to meet their obligations to JPMorgan Chase. JPMorgan Chase regularly monitors various segments of its credit and market risk exposures to assess the potential risks of concentration or contagion, but its efforts to diversify or hedge its exposures against those risks may not be successful.
JPMorgan Chase’s consumer businesses can also be harmed by an excessive, industry-wide expansion of consumer credit. For example, heightened competition among financial institutions for certain types of consumer loans, including credit card, mortgage, auto or other loans, could prompt significant reductions in the pricing of those loans and thereby decrease their profitability, or result in loans being extended to less-creditworthy borrowers. If large numbers of consumers subsequently default on their loans, whether due to weak credit profiles, an economic downturn or other factors, this could impair their ability to repay obligations owed to JPMorgan Chase and result in higher charge-offs and other credit-related losses. More broadly, widespread defaults on consumer debt could lead to recessionary conditions in the U.S. economy, and JPMorgan Chase’s consumer businesses may earn lower revenues in such an environment.
Disruptions in the liquidity or transparency of the financial markets could cause JPMorgan Chase to be unable to sell, syndicate or realize the value of its positions in various debt instruments, loans, derivatives and other obligations, and thereby lead to increased risk concentrations. If JPMorgan

Chase is unable to reduce positions effectively during a market dislocation, this can increase both the market and credit risks associated with those positions and the level of risk-weighted assets (“RWA”) that JPMorgan Chase holds on its balance sheet. These factors could increase JPMorgan Chase’s capital requirements and funding costs and adversely affect the profitability of JPMorgan Chase’s businesses.
Liquidity
Liquidity is critical to JPMorgan Chase’s ability to fund and operate its businesses.
JPMorgan Chase’s liquidity could be impaired at any given time by factors such as:

•	market-wide illiquidity or disruption

•	unforeseen cash or capital requirements

•	inability to sell assets, or to sell assets at favorable times or prices

•	default by a CCP or other significant market participant

•	unanticipated outflows of cash or collateral, and

•	lack of market or customer confidence in JPMorgan Chase or financial institutions in general.
A diminution of JPMorgan Chase’s liquidity may be caused by events over which it has little or no control. For example, during the 2008-2009 financial crisis, periods of low investor confidence and significant market illiquidity resulted in higher funding costs for JPMorgan Chase and limited its access to some of its traditional sources of liquidity, including securitized debt issuances. There is no assurance that severe conditions of this type will not occur in the future.
JPMorgan Chase may need to raise funding from alternative sources if its access to stable and lower-cost sources of funding, such as bank deposits and borrowings from Federal Home Loan Banks, is reduced. Alternative sources of funding could be more expensive or limited in availability. JPMorgan Chase’s funding costs could also be negatively affected by actions that JPMorgan Chase may take in order to:

•	satisfy applicable liquidity coverage ratio and net stable funding ratio requirements

•	continue to satisfy requirements under the TLAC rules concerning the amount of eligible LTD that JPMorgan Chase must have outstanding

•	address obligations under its resolution plan, or

•	satisfy regulatory requirements in countries outside the U.S. relating to the pre-positioning of liquidity in subsidiaries that are material legal entities.
More generally, if JPMorgan Chase fails to effectively manage its liquidity, this could constrain its ability to fund or invest in its businesses, and thereby adversely affect its results of operations.

JPMorgan Chase & Co. is a holding company and depends on the cash flows of its subsidiaries to make payments on its outstanding securities.
JPMorgan Chase & Co. is a holding company that holds the stock of JPMorgan Chase Bank, N.A. and an intermediate holding company, JPMorgan Chase Holdings LLC (the “IHC”). The IHC in turn holds the stock of substantially all of JPMorgan Chase’s subsidiaries other than JPMorgan Chase Bank, N.A. and its subsidiaries. The IHC also owns other assets and intercompany indebtedness owing to the holding company.
The holding company is obligated to contribute to the IHC substantially all the net proceeds received from securities issuances (including issuances of senior and subordinated debt securities and of preferred and common stock).
The ability of JPMorgan Chase Bank, N.A. and the IHC to make payments to the holding company is also limited. JPMorgan Chase Bank, N.A. is subject to restrictions on its dividend distributions, as well as capital adequacy and liquidity requirements and other regulatory restrictions on its ability to make payments to the holding company. The IHC is prohibited from paying dividends or extending credit to the holding company if certain capital or liquidity “thresholds” are breached or if limits are otherwise imposed by JPMorgan Chase’s management or Board of Directors.
As a result of these arrangements, the ability of the holding company to make various payments is dependent on its receiving dividends from JPMorgan Chase Bank, N.A. and dividends and extensions of credit from the IHC. These limitations could affect the holding company’s ability to:

•	pay interest on its debt securities

•	pay dividends on its equity securities

•	redeem or repurchase outstanding securities, and

•	fulfill its other payment obligations.
Collectively, these regulatory restrictions and limitations could significantly limit the holding company’s ability to pay dividends and satisfy its debt and other obligations. They could also result in the holding company seeking protection under bankruptcy laws at a time earlier than would have been the case absent the existence of those thresholds.
Reductions in JPMorgan Chase’s credit ratings may adversely affect its liquidity and cost of funding.
JPMorgan Chase & Co. and certain of its principal subsidiaries are rated by credit rating agencies. Rating agencies evaluate both general and firm- and industry-specific factors when determining their credit ratings for a particular financial institution, including:

•	economic and geopolitical trends

•	regulatory developments

•	expected future profitability

Part I

•	risk management practices

•	legal expenses

•	assumptions about government support, and

•	ratings differentials between bank holding companies and their bank and non-bank subsidiaries.
JPMorgan Chase closely monitors and manages, to the extent that it is able, factors that could influence its credit ratings. However, there is no assurance that JPMorgan Chase’s credit ratings will not be lowered in the future. Furthermore, any such downgrade could occur at times of broader market instability when JPMorgan Chase’s options for responding to events may be more limited and general investor confidence is low.
A reduction in JPMorgan Chase’s credit ratings could curtail JPMorgan Chase’s business activities and reduce its profitability in a number of ways, including by:

•	reducing access to capital markets

•	materially increasing the cost of issuing and servicing securities

•	triggering additional collateral or funding requirements, and

•	decreasing the number of investors and counterparties that are willing or permitted to do business with or lend to JPMorgan Chase.
Any rating reduction could also increase the credit spreads charged by the market for taking credit risk on JPMorgan Chase & Co. and its subsidiaries. This could, in turn, adversely affect the value of debt and other obligations of JPMorgan Chase & Co. and its subsidiaries.
Regulation and reform of benchmarks could have adverse consequences on securities and other instruments that are linked to those benchmarks.
Interest rate, equity, foreign exchange rate and other types of indices which are deemed to be “benchmarks” are the subject of recent international, national and other regulatory guidance and proposals for reform. Some of these reforms are already effective while others are still to be implemented. These reforms may cause benchmarks to perform differently than in the past, or to disappear entirely, or have other consequences which cannot be fully anticipated.
Any of the international, national or other proposals for reform or the general increased regulatory scrutiny of benchmarks could also increase the costs and risks of administering or otherwise participating in the setting of benchmarks and complying with any such regulations or requirements. Such factors may have the effect of discouraging market participants from continuing to administer or contribute to certain benchmarks, trigger changes in the rules or methodologies used in certain benchmarks or lead to the disappearance of certain benchmarks.

On July 27, 2017, the Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates the London interbank offered rate (“LIBOR”), announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of the LIBOR benchmark after 2021. This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021, and it appears likely that LIBOR will be discontinued or modified by 2021.
Any of the these developments, and any future initiatives to regulate, reform or change the manner of administration of benchmarks, could result in adverse consequences to the return on, value of and market for securities and other instruments whose returns are linked to any such benchmark, including those issued by JPMorgan Chase or its subsidiaries.
Operational
JPMorgan Chase’s businesses are highly dependent on the effectiveness of its operational systems and those of other market participants.
JPMorgan Chase’s businesses rely comprehensively on the ability of JPMorgan Chase’s financial, accounting, trading, data processing and other operational systems to process, record, monitor and report a large number of transactions on a continuous basis, and to do so accurately and quickly. In addition to proper design, installation, maintenance and training, the effective functioning of JPMorgan Chase’s operational systems depends on, among other things:

•
the quality of the information contained in those systems, as inaccurate, outdated or corrupted data can significantly compromise the functionality of a particular operational system and other systems to which it transmits information, and

•
JPMorgan Chase’s ability to appropriately maintain and upgrade its systems on a regular basis, and to ensure that any changes introduced to its systems are managed carefully to ensure operational continuity.

JPMorgan Chase also depends on its ability to access and use the operational systems of its vendors, custodians and other market participants, including clearing and payment systems, CCPs, securities exchanges and data processing, security and technology companies.
The ineffectiveness, failure or other disruption of the operational systems of JPMorgan Chase or another significant market participant, including due to a cyberbreach, could result in unfavorable ripple effects in the financial markets and for JPMorgan Chase and its clients and customers, including:

•	delays or other disruptions in providing information, services and liquidity to clients and customers

•	the inability to settle transactions or obtain access to funds and other assets

•	the possibility that transactions such as funds transfers or capital markets trades are executed erroneously, illegally or with unintended consequences

•	financial losses, including possible restitution to clients and customers

•	higher operational costs associated with replacing services provided by a system that is unavailable

•	customer dissatisfaction and loss of confidence in JPMorgan Chase’s products and services, and

•	harm to reputation.
Furthermore, the interconnectivity of multiple financial institutions with central agents, CCPs, payment processors, securities exchanges, clearing houses and other financial market infrastructures, and the increased importance of these entities, increases the risk that an operational failure at one institution or entity may cause an industry-wide operational failure that could materially affect JPMorgan Chase’s ability to conduct business.
As the speed, frequency, volume and complexity of transactions increases, it becomes more challenging to effectively maintain JPMorgan Chase’s operational systems and infrastructure, especially due to the heightened risks that:

•	errors, whether inadvertent or malicious, cause widespread system disruption

•	isolated or seemingly insignificant errors in operational systems compound, or migrate to other systems over time, to become larger issues

•
failures in synchronization or encryption software, or degraded performance of microprocessors due to design flaws, causes disruptions in operational systems, or the inability of systems to communicate with each other, and

•	third parties attempt to block the use of key technology solutions by claiming that the use infringes on their intellectual property rights.
If JPMorgan Chase’s operational systems, or those of third parties on which JPMorgan Chase’s businesses depend, are unable to meet the demanding standards of JPMorgan Chase’s businesses and operations, or if they fail or have other significant shortcomings, JPMorgan Chase could be materially and adversely affected.
JPMorgan Chase relies on the skill and integrity of its employees and those of third parties in running its operational systems.
The effective functioning of JPMorgan Chase’s operational systems also depends on the competence and reliability of its employees, as well as the employees of third parties on whom JPMorgan Chase depends for technological support, security or other services. JPMorgan Chase could be materially and adversely affected by a significant operational breakdown or failure caused by human error or misconduct by an employee of JPMorgan Chase or a third party.
JPMorgan Chase can be negatively affected if it fails to identify and address operational risks associated with new products or processes.
When JPMorgan Chase changes processes or introduces new products and services or new connectivity solutions, JPMorgan Chase may not fully appreciate or identify new operational risks that may arise from those changes, or may fail to implement adequate controls to mitigate the risks associated with new business activities. Any of these occurrences could diminish JPMorgan Chase’s ability to operate one or more of its businesses or result in:

•	potential liability to clients and customers

•	increased operating expenses

•	higher litigation costs, including regulatory fines, penalties and other sanctions

•	damage to JPMorgan Chase’s reputation

•	impairment of JPMorgan Chase’s liquidity

•	regulatory intervention, or

•	weaker competitive standing.
Any of the foregoing consequences could materially and adversely affect JPMorgan Chase’s businesses and results of operations.
JPMorgan Chase’s connections to third-party operational systems expose it to greater operational risks.
Third parties with which JPMorgan Chase does business, as well as retailers, data aggregators and other third parties with which JPMorgan Chase’s customers do business, can also be sources of operational risk to JPMorgan Chase. This is particularly the case where activities of customers or those third parties are beyond JPMorgan Chase’s security and control systems, including through the use of the internet, personal smart phones and other mobile devices or services.
If a third party obtains access to customer account data on JPMorgan Chase’s systems, and that third party experiences a cyberbreach of its own systems or misappropriates that data, this could result in a variety of negative outcomes for JPMorgan Chase and its customers, including:

•	heightened risk that third parties will be able to execute fraudulent transactions using JPMorgan Chase’s systems

•	losses from fraudulent transactions, as well as potential liability for losses that exceed thresholds established in consumer protection laws and regulations

•	increased operational costs to remediate the consequences of the third party’s security breach, and

•	harm to reputation arising from the perception that JPMorgan Chase’s systems may not be secure.

Part I

As JPMorgan Chase’s interconnectivity with customers and other third parties expands, JPMorgan Chase increasingly faces the risk of operational failure with respect to their systems. Security breaches affecting JPMorgan Chase’s customers, or systems breakdowns or failures, security breaches or human error or misconduct affecting those other third parties, may require JPMorgan Chase to take steps to protect the integrity of its own operational systems or to safeguard confidential information. These actions can increase JPMorgan Chase’s operational costs and potentially diminish customer satisfaction.
JPMorgan Chase faces substantial legal and operational risks in safeguarding personal information.
JPMorgan Chase’s businesses are subject to complex and evolving laws and regulations, both within and outside the U.S., governing the privacy and protection of personal information of individuals. The protected parties can include:

•	JPMorgan Chase’s clients and customers

•	clients and customers of JPMorgan Chase’s clients and customers

•	JPMorgan Chase’s employees, and

•	employees of JPMorgan Chase’s suppliers, counterparties and other third parties.
Ensuring that JPMorgan Chase’s collection, use, transfer and storage of personal information comply with all applicable laws and regulations in all relevant jurisdictions, including where the laws of different jurisdictions are in conflict, can:

•	increase JPMorgan Chase’s operating costs

•	affect the development of new products or services

•	demand significant oversight by JPMorgan Chase’s management, and

•	require JPMorgan Chase to structure its businesses, operations and systems in less efficient ways.
Furthermore, JPMorgan Chase cannot ensure that all of its clients and customers, suppliers, counterparties and other third parties have appropriate controls in place to protect the confidentiality of the information exchanged between them and JPMorgan Chase, particularly where information is transmitted by electronic means. JPMorgan Chase could be exposed to litigation or regulatory fines, penalties or other sanctions if personal, confidential or proprietary information of clients, customers, employees or others were to be mishandled or misused, such as situations where such information is:

•	erroneously provided to parties who are not permitted to have the information, or

•	intercepted or otherwise compromised by third parties.
Concerns regarding the effectiveness of JPMorgan Chase’s measures to safeguard personal information, or even the perception that those measures are inadequate, could cause

JPMorgan Chase to lose existing or potential clients and customers, and thereby reduce JPMorgan Chase’s revenues. Furthermore, any failure or perceived failure by JPMorgan Chase to comply with applicable privacy or data protection laws and regulations may subject it to inquiries, examinations and investigations that could result in requirements to modify or cease certain operations or practices, significant liabilities or regulatory fines, penalties or other sanctions. Any of these could damage JPMorgan Chase’s reputation and otherwise adversely affect its businesses.
JPMorgan Chase’s operations and results could be vulnerable to catastrophes or other events that disrupt its business.
JPMorgan Chase’s business and operational systems could be seriously disrupted by events that are wholly or partially beyond its control, including:

•	cyberbreaches or breaches of physical premises

•	electrical or telecommunications outages

•	failures of, or loss of access to, operational systems, including computer systems, servers, networks and other technology assets

•	damage to or loss of property or assets

•	natural disasters or severe weather conditions

•	health emergencies or pandemics, or

•	events arising from local or larger-scale political events, including outbreaks of hostilities or terrorist acts.
JPMorgan Chase maintains a global resiliency and crisis management program that is intended to ensure the ability to recover critical business functions and supporting assets, including staff, technology and facilities, in the event of a business interruption. There can be no assurance that JPMorgan Chase’s resiliency plans will fully mitigate all potential business continuity risks to JPMorgan Chase or its clients and customers. Any significant failure or disruption of JPMorgan Chase’s operations or operational systems could, among other things:

•	hinder its ability to provide services to its clients and customers

•	require it to expend significant resources to correct the failure or disruption

•	cause it to incur financial losses, both from loss of revenue and damage to or loss of property, and

•	expose it to litigation or regulatory fines, penalties or other sanctions.
A successful cyberattack against JPMorgan Chase could cause significant harm to JPMorgan Chase or its clients and customers.
JPMorgan Chase experiences numerous cyberattacks on its computer systems, software, networks and other technology assets on a daily basis. These cyberattacks can take many forms, but a common objective of many of these attacks is to introduce computer viruses or malware into JPMorgan Chase’s systems. These viruses or malicious code are typically designed to, among other things:

•	obtain unauthorized access to confidential information belonging to JPMorgan Chase or its clients and customers

•	manipulate or destroy data

•	disrupt, sabotage or degrade service on JPMorgan Chase’s systems, or

•	steal money.
JPMorgan Chase has also been the target of significant distributed denial-of-service attacks which are intended to disrupt online banking services.
JPMorgan Chase devotes significant resources to maintain and regularly upgrade its systems to protect them against cyberattacks. However, JPMorgan Chase has experienced security breaches due to cyberattacks in the past, and it is inevitable that additional breaches will occur in the future. Any such breach could result in serious and harmful consequences for JPMorgan Chase or its clients and customers.
A principal reason that JPMorgan Chase cannot provide absolute security against cyberattacks is that it may not always be possible to anticipate, detect or recognize threats to JPMorgan Chase’s systems, or to implement effective preventive measures against all breaches. This is because, among other things:

•	the techniques used in cyberattacks change frequently and may not be recognized until launched

•
cyberattacks can originate from a wide variety of sources, including third parties who are or may be involved in organized crime or linked to terrorist organizations or hostile foreign governments, and

•
third parties may seek to gain access to JPMorgan Chase’s systems either directly or using equipment or security passwords belonging to employees, customers, third-party service providers or other users of JPMorgan Chase’s systems.

The risk of a security breach due to a cyberattack could increase in the future as JPMorgan Chase continues to expand its mobile-payment and other internet-based product offerings and its internal use of web-based products and applications.
A successful penetration or circumvention of the security of JPMorgan Chase’s systems or the systems of a supplier, governmental body or another market participant could cause serious negative consequences, including:

•	significant disruption of JPMorgan Chase’s operations and those of its clients, customers and counterparties, including losing access to operational systems

•	misappropriation of confidential information of JPMorgan Chase or that of its clients, customers, counterparties or employees

•	damage to computers or systems of JPMorgan Chase and those of its clients, customers and counterparties

•	inability to fully recover and restore data that has been stolen, manipulated or destroyed, or to prevent systems from processing fraudulent transactions

•	violations by JPMorgan Chase of applicable privacy and other laws

•	financial loss to JPMorgan Chase or to its clients and customers

•	loss of confidence in JPMorgan Chase’s cybersecurity measures

•	client and customer dissatisfaction

•	significant exposure to litigation and regulatory fines, penalties or other sanctions, or

•	harm to JPMorgan Chase’s reputation.
JPMorgan Chase could also suffer some of the above consequences if a third party were to misappropriate confidential information obtained by intercepting signals or communications from mobile devices used by JPMorgan Chase’s employees.
JPMorgan Chase may not be able to immediately address the consequences of a security breach due to a cyberattack.
A successful breach of JPMorgan Chase’s computer systems, software, networks or other technology assets due to a cyberattack could occur and persist for an extended period of time before being detected due to, among other things:

•	the breadth of JPMorgan Chase’s operations and the high volume of transactions that it processes

•	the large number of customers, counterparties and third-party service providers with which JPMorgan Chase does business

•	the proliferation and increasing sophistication of cyberattacks, and

•	the possibility that a third party, after establishing a foothold on an internal network without being detected, might obtain access to other networks and systems.
The extent of a particular cyberattack and the steps that JPMorgan Chase may need to take to investigate the attack may not be immediately clear, and it may take a significant amount of time before such an investigation can be completed and full and reliable information about the attack is known. While such an investigation is ongoing, JPMorgan Chase may not necessarily know the extent of the harm or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated, any or all of which could

Part I

further increase the costs and consequences of a cyberattack.
JPMorgan Chase’s risk management framework and procedures may not be effective in identifying and mitigating every risk to JPMorgan Chase.
JPMorgan Chase’s risk management framework is intended to mitigate risk and loss. JPMorgan Chase has established processes and procedures to identify, measure, monitor, report and analyze the types of risk to which JPMorgan Chase is subject. However, there are inherent limitations to risk management strategies because there may be existing or future risks that JPMorgan Chase has not appropriately anticipated or identified.
JPMorgan Chase could be exposed to unexpected losses, and JPMorgan Chase’s financial condition or results of operations could be materially and adversely affected, by any inadequacy or lapse in its risk management framework, governance structure, procedures and practices, models or reporting systems. An inadequacy or lapse could:

•	require significant resources to remediate

•	attract heightened regulatory scrutiny

•	expose JPMorgan Chase to regulatory investigations or legal proceedings

•	subject it to litigation or regulatory fines, penalties or other sanctions

•	harm its reputation, or

•	diminish confidence in JPMorgan Chase.
JPMorgan Chase relies on data to assess its various risk exposures. Any deficiencies in the quality or effectiveness of JPMorgan Chase’s data gathering and validation processes could result in ineffective risk management practices. These deficiencies could also result in inaccurate risk reporting.
JPMorgan Chase establishes allowances for probable credit losses that are inherent in its credit exposures. It then employs stress testing and other techniques to determine the capital and liquidity necessary in the event of adverse economic or market events. These processes are critical to JPMorgan Chase’s results of operations and financial condition. They require difficult, subjective and complex judgments, including forecasts of how economic conditions might impair the ability of JPMorgan Chase’s borrowers and counterparties to repay their loans or other obligations. It is possible that JPMorgan Chase will fail to identify the proper factors or that it will fail to accurately estimate the impact of factors that it identifies.
Many of JPMorgan Chase’s risk management strategies and techniques consider historical market behavior.  These strategies and techniques are based to some degree on management’s subjective judgment. For example, many models used by JPMorgan Chase are based on assumptions regarding correlations among prices of various asset classes or other market indicators. In times of market stress, including difficult or less liquid market environments, or in the event of other unforeseen circumstances, previously uncorrelated indicators may become correlated.  Conversely, previously-correlated indicators may make unrelated movements at those times. Sudden market movements and unanticipated or unidentified market or economic movements have, in some circumstances, limited the effectiveness of JPMorgan Chase’s risk management strategies, causing it to incur losses.
JPMorgan Chase could incur significant losses and face greater regulatory scrutiny if its models or estimations are inadequate.
JPMorgan Chase has developed and uses a variety of models and other analytical and judgment-based estimations to assess and implement mitigating controls over its market, credit, operational and other risks. These models and estimations are based on a variety of assumptions and historical trends, and are periodically reviewed and modified as necessary. The models and estimations that JPMorgan Chase uses may not be effective in all cases to observe and mitigate risk due to a variety of factors, such as:

•
reliance on historical trends that may not accurately predict future events, including assumptions underlying the models and estimations which predict correlation among certain market indicators or asset prices

•	inherent limitations associated with forecasting uncertain economic and financial outcomes

•	historical trend information may be incomplete, or may not anticipate severely negative market conditions such as extreme volatility, dislocation or lack of liquidity

•	technology that is introduced to run models or estimations may not perform as expected, or may not be well understood by the personnel using the technology

•	models and estimations may contain erroneous data, valuations, formulas or algorithms, and

•	review processes may fail to detect flaws in models and estimations.
JPMorgan Chase could incur substantial losses, its capital levels could be reduced and it could face greater regulatory scrutiny if its models or estimations prove to be inadequate.
Some of the models and other analytical and judgment-based estimations used by JPMorgan Chase in managing risks are subject to review by, and require the approval of, JPMorgan Chase’s regulators. These reviews are required before JPMorgan Chase may use those models and estimations in connection with calculating market risk RWA, credit risk RWA and operational risk RWA under Basel III. If JPMorgan Chase’s models or estimations are not approved by its regulators, it may be subject to higher capital charges, which could adversely affect its financial results or limit the ability to expand its businesses. JPMorgan Chase’s capital actions could also be constrained if a CCAR submission is not approved by its banking regulators due to the perceived inadequacy of its models or estimations.

Enhanced standards for vendor risk management can result in higher costs and other potential exposures.
JPMorgan Chase must comply with enhanced standards for the assessment and management of risks associated with doing business with vendors and other third-party service providers. These requirements are contained both in bank regulatory regulations and guidance and in certain consent orders to which JPMorgan Chase has been subject. JPMorgan Chase incurs significant costs and expenses in connection with its initiatives to address the risks associated with oversight of its third party relationships. JPMorgan Chase’s failure to appropriately assess and manage third-party relationships, especially those involving significant banking functions, shared services or other critical activities, could materially adversely affect JPMorgan Chase. Specifically, any such failure could subject JPMorgan Chase to:

•	potential liability to clients and customers

•	regulatory fines, penalties or other sanctions

•	increased operational costs, or

•	harm to its reputation.
Requirements for physical settlement and delivery in trading agreements could expose JPMorgan Chase to operational and other risks.
Certain of JPMorgan Chase’s markets transactions require the physical settlement by delivery of securities or other obligations that JPMorgan Chase does not own. If JPMorgan Chase is unable to obtain the obligations within the required timeframe, JPMorgan Chase could forfeit payments otherwise due. Failures could also result in settlement delays, which could damage JPMorgan Chase’s reputation and ability to transact business. Failure to timely settle and confirm transactions could also subject JPMorgan Chase to heightened credit and operational risk, and in the event of a default, market and operational losses.
JPMorgan Chase could incur unexpected losses if estimates and judgments underlying its financial statements are incorrect.
Under U.S. generally accepted accounting principles (“U.S. GAAP”), JPMorgan Chase is required to use estimates and apply judgments in preparing its financial statements, including in determining allowances for credit losses and reserves related to litigation, among other items. Certain financial instruments require a determination of their fair value in order to prepare JPMorgan Chase’s financial statements, including:

•	trading assets and liabilities

•	instruments in the investment securities portfolio

•	certain loans

•	MSRs

•	structured notes, and

•	certain repurchase and resale agreements.
Where quoted market prices are not available for these types of instruments, JPMorgan Chase may make fair value determinations based on internally developed models or other means which ultimately rely to some degree on management estimates and judgment. Sudden illiquidity in markets or declines in prices of certain loans and securities may make it more difficult to value certain balance sheet items, which could lead to valuations being subsequently changed or adjusted. If estimates or judgments underlying JPMorgan Chase’s financial statements prove to have been incorrect, JPMorgan Chase may experience material losses.
Lapses in controls over disclosure or financial reporting could materially affect JPMorgan Chase’s profitability or reputation.
There can be no assurance that JPMorgan Chase’s disclosure controls and procedures will be effective in every circumstance, or that a material weakness or significant deficiency in internal control over financial reporting will not occur. Any such lapses or deficiencies could:

•	materially and adversely affect JPMorgan Chase’s business and results of operations or financial condition

•	restrict its ability to access the capital markets

•	require it to expend significant resources to correct the lapses or deficiencies

•	expose it to litigation or regulatory fines, penalties or other sanctions

•	harm its reputation, or

•	otherwise diminish investor confidence in JPMorgan Chase.
Strategic
If JPMorgan Chase’s management fails to develop and execute effective business strategies, JPMorgan Chase’s competitive standing and results could suffer.
 JPMorgan Chase’s business strategies significantly affect its competitive standing and results of operations. These strategies relate to:

•	the products and services that JPMorgan Chase offers

•	the geographies in which it operates

•	the types of clients and customers that it serves

•	the counterparties with which it does business, and

•	the methods and distribution channels by which it offers products and services.
The franchise values and growth prospects of JPMorgan Chase’s businesses, and its earnings and results of operations, may suffer and revenues could decline if management makes choices about these strategies and goals that:

•	prove to be incorrect

Part I

•	do not accurately assess the competitive landscape and industry trends, or

•	fail to address changing regulatory and market environments in the U.S. and abroad.
JPMorgan Chase’s growth and prospects also depend on management’s ability to develop and execute effective business plans to address these strategic priorities, both in the near term and over longer time horizons. Management’s effectiveness in this regard will affect JPMorgan Chase’s ability to develop and enhance its resources, control expenses and return capital to shareholders. Each of these objectives could be adversely affected by management’s failure to:

•	devise effective business plans and strategies

•	effectively implement business decisions, including by minimizing bureaucratic processes

•	institute controls that appropriately address the risks associated with business activities and any changes in those activities

•	offer products and services that meet the expectations of clients and customers, and in ways that enhance their satisfaction with those products and services

•	allocate capital to JPMorgan Chase’s businesses in a manner that promotes their long-term profitability

•	adequately respond to regulatory requirements

•	appropriately address shareholder concerns

•	react quickly to changes in market conditions or market structures, or

•	develop and enhance the operational, technology, risk, financial and managerial resources necessary to grow and manage JPMorgan Chase’s businesses.
Additionally, JPMorgan Chase’s Board of Directors plays an important role in exercising appropriate oversight of management’s strategic decisions, and a failure by the Board to perform this function could also impair JPMorgan Chase’s results of operations.
Conduct
Misconduct by JPMorgan Chase employees can harm its clients and customers, damage its reputation and trigger litigation and regulatory action.
JPMorgan Chase’s employees interact with clients, customers and counterparties, and with each other, every day. All employees are expected to demonstrate values and exhibit the culture and behaviors that are an integral part of JPMorgan Chase’s How We Do Business Principles, including JPMorgan Chase’s commitment to “do first class business in a first class way.” JPMorgan Chase endeavors to embed culture and conduct risk management throughout an employee’s life cycle, including recruiting, onboarding, training and development, and performance management. Culture and conduct risk management are also important to JPMorgan Chase’s promotion and compensation processes.
Notwithstanding these expectations, policies and practices, certain employees have in the past engaged in improper or illegal conduct resulting in litigation as well as settlements involving consent orders, deferred prosecution agreements and non-prosecution agreements, as well as other civil and criminal settlements with regulators and other governmental entities. There is no assurance that further inappropriate actions by employees will not occur or that any such actions will always be deterred or quickly prevented.
JPMorgan Chase’s reputation could be harmed, and collateral consequences could result, from a failure by one or more employees to act consistently with JPMorgan Chase’s expectations, including by acting in ways that harm clients, customers, other market participants or other employees. Some examples of this include:

•	improperly selling and marketing JPMorgan Chase’s products or services

•	engaging in insider trading, market manipulation or unauthorized trading

•	facilitating illegal or aggressive tax-motivated transactions, or transactions designed to circumvent economic sanction programs

•	failing to fulfill fiduciary obligations or other duties owed to clients or customers

•	violating anti-trust or anti-competition laws by colluding with other market participants to manipulate markets, prices or indices

•	making risk decisions in ways that subordinate JPMorgan Chase’s risk appetite to employee compensation objectives, and

•	misappropriating property or confidential or proprietary information or technology belonging to JPMorgan Chase, its clients and customers or third parties.
The consequences of any failure by employees to act consistently with JPMorgan Chase’s expectations could include litigation, or regulatory or other governmental investigations or enforcement actions. Any of these proceedings or actions could result in judgments, settlements, fines, penalties or other sanctions, or lead to:

•	financial losses

•	increased operational and compliance costs

•	greater regulatory scrutiny

•	requirements that JPMorgan Chase restructure, curtail or cease certain of its activities

•	the need for significant oversight by JPMorgan Chase’s management

•	the undermining of JPMorgan Chase’s culture

•	loss of clients or customers, and

•	harm to JPMorgan Chase’s reputation.
Reputation
Damage to JPMorgan Chase’s reputation could harm its businesses.
Maintaining trust in JPMorgan Chase is critical to its ability to attract and retain clients, customers, investors and employees. Damage to JPMorgan Chase’s reputation can therefore cause significant harm to JPMorgan Chase’s business and prospects. Harm to JPMorgan Chase’s reputation can arise from numerous sources, including:

•	employee misconduct

•	security breaches

•	compliance failures

•	litigation or regulatory fines, penalties or other sanctions, or

•	regulatory investigations, enforcement actions or settlements.
JPMorgan Chase’s reputation could also be harmed by the failure or perceived failure of certain third parties to comply with laws or regulations, including companies in which JPMorgan Chase has made principal investments, parties to joint ventures with JPMorgan Chase, and vendors and other third parties with which JPMorgan Chase does business.
JPMorgan Chase’s reputation or prospects may be significantly damaged by adverse publicity or negative information regarding JPMorgan Chase, whether or not true, that may be posted on social media, non-mainstream news services or other parts of the internet, and this risk can be magnified by the speed and pervasiveness with which information is disseminated through those channels.
Actions by the financial services industry generally or by certain members of or individuals in the industry can also affect JPMorgan Chase’s reputation. For example, concerns that consumers have been treated unfairly by a financial institution, or that a financial institution has acted inappropriately with respect to the methods used to offer products to customers, can damage the reputation of the industry as a whole. If JPMorgan Chase is perceived to have engaged in these types of behaviors, the measures needed to address the associated reputational issues could increase JPMorgan Chase’s operational and compliance costs and negatively affect its earnings. Furthermore, events that undermine JPMorgan Chase’s reputation can hinder its ability to attract and retain clients, customers, investors and employees.
Failure to effectively manage potential conflicts of interest can result in litigation and enforcement actions, as well as damage JPMorgan Chase’s reputation.
JPMorgan Chase’s ability to manage potential conflicts of interest has become increasingly complex as its business activities encompass more transactions, obligations and interests with and among JPMorgan Chase’s clients and customers. JPMorgan Chase can become subject to litigation and enforcement actions, and its reputation can be damaged, by the failure or perceived failure to, among other things:

•	adequately address or appropriately disclose conflicts of interest

•	deliver appropriate standards of service and quality

•	treat clients and customers fairly

•	use client and customer data responsibly and in a manner that meets legal requirements and regulatory expectations

•	provide fiduciary products or services in accordance with the applicable legal and regulatory standards, or

•	handle or use confidential information of customers or clients appropriately or in compliance with applicable data protection and privacy laws and regulations.
In the future, a failure or perceived failure to appropriately address conflicts or fiduciary obligations could result in customer dissatisfaction, litigation and regulatory fines, penalties or other sanctions, and heightened regulatory scrutiny and enforcement actions, all of which can lead to lost revenue and higher operating costs and cause serious harm to JPMorgan Chase’s reputation.
Country
JPMorgan Chase can incur losses due to unfavorable economic developments around the world.
JPMorgan Chase’s businesses and earnings are affected by the monetary, fiscal and other policies adopted by various U.S. and non-U.S. regulatory authorities and agencies. For example, the Federal Reserve regulates the supply of money and credit in the U.S. and its policies determine in large part the cost of funds for lending and investing in the U.S. and the return earned on those loans and investments. Changes in fiscal policies by central banks or regulatory authorities, and the manner in which those policies are executed, are beyond JPMorgan Chase’s control and may be difficult to predict. Consequently, unanticipated changes in these policies or the ways in which they are implemented could have a negative impact on JPMorgan Chase’s businesses and results of operations.
JPMorgan Chase’s businesses and revenues are also subject to the risks inherent in investing and market-making in securities, loans and other obligations of companies worldwide. These risks include, among others:

•	negative effects from slowing growth rates or recessionary economic conditions

•	the risk of loss from unfavorable political, legal or other developments, including social or political instability, in the countries or regions in which those companies operate, and

•	the other risks and considerations discussed below.

Part I

Adverse economic and political developments in a country or region can have a wider negative impact on JPMorgan Chase’s businesses.
Some countries or regions in which JPMorgan Chase operates or invests, or in which JPMorgan Chase may do business in the future, have in the past experienced severe economic disruptions particular to those countries or regions. In some cases, concerns regarding the fiscal condition of one or more countries can cause a contraction of available credit and reduced commercial activity among trading partners within the affected countries or region. These developments can also create market volatility which can lead to a contagion affecting other countries in the same region or beyond. Furthermore, governments in particular countries or regions in which JPMorgan Chase or its clients do business may choose to adopt protectionist economic or trade policies in response to concerns about domestic economic conditions. Any or all of these developments could lead to diminished cross-border trade and financing activity within that country or region, all of which could negatively affect JPMorgan Chase’s business and earnings in those jurisdictions. If JPMorgan Chase takes steps to reduce its market and credit risk exposure within a particular country or region that is experiencing economic or political disruption, it may incur losses that are higher than expected because it will be disposing of assets when market conditions are likely to be highly unfavorable.
JPMorgan Chase’s business activities with governmental entities pose a greater risk of loss.
Several of JPMorgan Chase’s businesses engage in transactions with, or trade in obligations of, governmental entities, including national, state, provincial, municipal and local authorities, both within and outside the U.S. These activities can expose JPMorgan Chase to enhanced sovereign, credit-related, operational and reputation risks, including the risks that a governmental entity may:

•	default on or restructure its obligations

•	claim that actions taken by government officials were beyond the legal authority of those officials, or

•	repudiate transactions authorized by a previous incumbent government.
Any or all of these actions could adversely affect JPMorgan Chase’s financial condition and results of operations and could hurt its reputation, particularly if JPMorgan Chase pursues claims against a government obligor in a jurisdiction in which it has significant business relationships with clients or customers.
JPMorgan Chase’s business and revenues in emerging markets can be hampered by local political, social and economic factors.
Some of the countries in which JPMorgan Chase conducts business have economies or markets that are less developed and more volatile, and may have legal and regulatory regimes that are less established or predictable, than the U.S. and other developed markets in which JPMorgan Chase operates. Some of these countries have in the past experienced severe economic disruptions, including:

•	extreme currency fluctuations

•	high inflation

•	low or negative growth, or

•	defaults or potential defaults on sovereign debt.
The governments in these countries have sometimes reacted to these developments by imposing restrictive monetary policies such as currency exchange controls and other laws and restrictions that adversely affect the local and regional business environment. In addition, these countries, as well as certain more developed countries, have been susceptible to unfavorable social developments arising from poor economic conditions and related governmental actions, including:

•	social unrest

•	general strikes and demonstrations

•	crime and corruption

•	security and personal safety issues

•	outbreaks of hostilities

•	overthrow of incumbent governments

•	terrorist attacks, or

•	other forms of internal discord.
These economic, political and social developments have in the past resulted in, and in the future could lead to, conditions that can adversely affect JPMorgan Chase’s operations in those countries and impair the revenues, growth and profitability of those operations.
If the legal and regulatory system in a particular country is less established or predictable, this can create a more difficult environment in which to conduct business. For example, any of the following could hamper JPMorgan Chase’s operations and reduce its earnings in countries with less established or predictable legal and regulatory regimes:

•	the absence of a statutory or regulatory basis or guidance for engaging in specific types of business or transactions

•	the adoption of conflicting or ambiguous laws and regulations, or the inconsistent application or interpretation of existing laws and regulations

•	uncertainty concerning the enforceability of contractual obligations

•	difficulty in competing in economies in which the government controls or protects all or a portion of the local economy or specific businesses, or where graft or corruption may be pervasive, and

24

•
the threat of arbitrary regulatory investigations, civil litigations or criminal prosecutions, the termination of licenses required to operate in the local market or the suspension of business relationships with governmental bodies.

JPMorgan Chase’s operations in or involving emerging markets countries can also be affected by governmental actions such as:

•	monetary policies

•	expropriation, nationalization or confiscation of assets

•	price, capital or exchange controls, and

•	changes in laws and regulations.
The impact of these actions could be accentuated in trading markets that are smaller, less liquid and more volatile than more-developed markets. These types of government actions can negatively affect JPMorgan Chase’s operations in the relevant country, either directly or by suppressing the business activities of local clients or multi-national clients that conduct business in the jurisdiction. For example, some or all of these governmental actions can result in funds belonging to JPMorgan Chase, or that it places with a local custodian on behalf of a client, being effectively trapped in a country. In addition to the ultimate risk of losing the funds entirely, JPMorgan Chase could be exposed for an extended period of time to the credit risk of a local custodian that is now operating in a deteriorating domestic economy.
JPMorgan Chase’s revenues from international operations and trading in non-U.S. securities and other obligations can be negatively affected by the foregoing economic, political and social conditions in a particular country in which it does business. In addition, any of the above-mentioned events or circumstances in one country can affect JPMorgan Chase’s operations and investments in another country or countries, including in the U.S.
JPMorgan Chase’s operations in the emerging markets can subject it to higher operational and compliance costs.
Conducting business in countries with less-developed legal and regulatory regimes often requires JPMorgan Chase to devote significant additional resources to understanding, and monitoring changes in, local laws and regulations, as well as structuring its operations to comply with local laws and regulations and implementing and administering related internal policies and procedures. There can be no assurance that JPMorgan Chase will always be successful in its efforts to conduct its business in compliance with laws and regulations in countries with less predictable legal and regulatory systems or that JPMorgan Chase will be able to develop effective working relationships with local regulators.
Complying with economic sanctions and anti-corruption and anti-money laundering laws and regulations can increase JPMorgan Chase’s operational and compliance costs and risks.

JPMorgan Chase must comply with economic sanctions and embargo programs administered by OFAC and similar national and multi-national bodies and governmental agencies outside the U.S., as well as anti-corruption and anti-money laundering laws and regulations throughout the world. JPMorgan Chase can incur higher costs and face greater compliance risks in structuring and operating its businesses to comply with these requirements. Furthermore, a violation of a sanction or embargo program or anti-corruption or anti-money laundering laws and regulations could subject JPMorgan Chase, and individual employees, to regulatory enforcement actions as well as significant civil and criminal penalties.
Competition
The financial services industry is highly competitive, and JPMorgan Chase’s results of operations will suffer if it is not a strong and effective competitor.
JPMorgan Chase operates in a highly competitive environment, and expects that competition in the U.S. and global financial services industry will continue to be intense. Competitors include:

•	other banks and financial institutions

•	trading, advisory and investment management firms

•	finance companies and technology companies, and

•	other firms that are engaged in providing similar products and services.
JPMorgan Chase cannot provide assurance that the significant competition in the financial services industry will not materially and adversely affect its future results of operations.
New competitors have emerged. For example, technological advances and the growth of e-commerce have made it possible for non-depository institutions to offer products and services that traditionally were banking products. These advances have also allowed financial institutions and other companies to provide electronic and internet-based financial solutions, including electronic securities trading, payment processing and online automated algorithmic-based investment advice. Furthermore, both financial institutions and their non-banking competitors face the risk that payment processing and other services could be disrupted by technologies, such as cryptocurrencies, that require no intermediation. New technologies have required and could require JPMorgan Chase to spend more to modify or adapt its products to attract and retain clients and customers or to match products and services offered by its competitors, including technology companies.
Ongoing or increased competition may put downward pressure on prices and fees for JPMorgan Chase’s products and services or may cause JPMorgan Chase to lose market share. This competition may be on the basis of, among other factors, quality and variety of products and services offered, transaction execution, innovation, reputation and price. The failure of any of JPMorgan Chase’s businesses to

Part I

meet the expectations of clients and customers, whether due to general market conditions or underperformance, could affect JPMorgan Chase’s ability to attract or retain clients and customers. Any such impact could, in turn, reduce JPMorgan Chase’s revenues. Increased competition also may require JPMorgan Chase to make additional capital investments in its businesses, or to extend more of its capital on behalf of its clients in order to remain competitive.
Non-U.S. competitors of JPMorgan Chase’s wholesale businesses outside the U.S. are typically subject to different, and in some cases, less stringent, legislative and regulatory regimes. The more restrictive laws and regulations applicable to JPMorgan Chase and other U.S. financial services institutions can put JPMorgan Chase and those firms at a competitive disadvantage to non-U.S. competitors. This could reduce the revenue and profitability of JPMorgan Chase’s wholesale businesses, resulting from:

•	prohibitions on engaging in certain transactions

•	higher capital and liquidity requirements

•	making JPMorgan Chase’s pricing of certain transactions more expensive for clients, and

•	adversely affecting JPMorgan Chase’s cost structure for providing certain products.
People
JPMorgan Chase’s ability to attract and retain qualified employees is critical to its success.
JPMorgan Chase’s employees are its most important resource, and in many areas of the financial services industry, competition for qualified personnel is intense. JPMorgan Chase endeavors to attract talented and diverse new employees and retain and motivate its existing employees. If JPMorgan Chase were unable to continue to attract or retain qualified employees, including successors to the Chief Executive Officer or members of the Operating Committee, JPMorgan Chase’s performance, including its competitive position, could be materially and adversely affected.
Changes in immigration policies could adversely affect JPMorgan Chase.
There is the potential for changes in immigration policies in multiple jurisdictions around the world, including in the U.S. If immigration policies were to unduly restrict or otherwise make it more difficult for qualified employees to work in, or transfer among, jurisdictions in which JPMorgan Chase has operations or conducts its business, JPMorgan Chase could be adversely affected.

Legal
JPMorgan Chase faces significant legal risks from private actions and formal and informal regulatory investigations.
JPMorgan Chase is named as a defendant or is otherwise involved in various legal proceedings, including class actions and other litigation or disputes with third parties. Actions currently pending against JPMorgan Chase may result in judgments, settlements, fines, penalties or other results adverse to JPMorgan Chase. Any of these matters could materially and adversely affect JPMorgan Chase’s business, financial condition or results of operations, or cause serious reputational harm. As a participant in the financial services industry, it is likely that JPMorgan Chase will continue to experience a high level of litigation related to its businesses and operations.
Regulators and other government agencies conduct examinations of JPMorgan Chase and its subsidiaries both on a routine basis and in targeted exams, and JPMorgan Chase’s businesses and operations are subject to heightened regulatory oversight. This heightened regulatory scrutiny, or the results of such an investigation or examination, may lead to additional regulatory investigations or enforcement actions. There is no assurance that those actions will not result in regulatory settlements or other enforcement actions against JPMorgan Chase. Furthermore, a single event involving a potential violation of law or regulation may give rise to numerous and overlapping investigations and proceedings, either by multiple federal and state agencies and officials in the U.S. or, in some instances, regulators and other governmental officials in non-U.S. jurisdictions.
If another financial institution violates a law or regulation relating to a particular business activity or practice, this will often give rise to an investigation by regulators and other governmental agencies of the same or similar activity or practice by JPMorgan Chase.
These and other initiatives by U.S. and non-U.S. governmental authorities may subject JPMorgan Chase to judgments, settlements, fines or penalties, or require JPMorgan Chase to restructure its operations and activities or to cease offering certain products or services. All of these potential outcomes could harm JPMorgan Chase’s reputation or lead to higher operational costs, thereby reducing JPMorgan Chase’s profitability, or result in collateral consequences.
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
JPMorgan Chase’s headquarters is located in New York City at 270 Park Avenue, a 50-story office building that it owns.
The Firm owned or leased facilities in the following locations at December 31, 2017.

December 31, 2017 (in millions)	Approximate square footage

United States(a)
New York City, New York
270 Park Ave, New York, New York	1.3
All other New York City locations	8.8
Total New York City, New York	10.1

Other U.S. locations
Columbus/Westerville, Ohio	3.7
Chicago, Illinois	2.8
Phoenix/Tempe, Arizona	2.6
Wilmington/Newark, Delaware	2.2
Dallas/Plano, Texas	2.1
Houston, Texas	2.1
Jersey City, New Jersey	1.5
All other U.S. locations	34.8
Total United States	61.9

Europe, the Middle East and Africa (“EMEA”)
25 Bank Street, London, U.K.	1.4
All other U.K. locations	3.0
All other EMEA locations	0.9
Total EMEA	5.3

Asia Pacific, Latin America and Canada
India	3.1
All other locations	3.9
Total Asia Pacific, Latin America and Canada	7.0
Total	74.2

(a)	At December 31, 2017, the Firm owned or leased 5,130 retail branches in 23 states.
The premises and facilities occupied by JPMorgan Chase are used across all of the Firm’s business segments and for corporate purposes. JPMorgan Chase continues to evaluate its current and projected space requirements and may determine from time to time that certain of its properties (including the premises and facilities noted above) are no longer necessary for its operations. There is no assurance that the Firm will be able to dispose of any such excess properties, premises, and facilities or that it will not incur costs in connection with such dispositions. Such disposition costs may be material to the Firm’s results of operations in a given period. For information on occupancy expense, see the Consolidated Results of Operations on pages 44–46.

Item 3. Legal Proceedings.
For a description of the Firm’s material legal proceedings, see Note 29.
Item 4. Mine Safety Disclosures.
Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market for registrant’s common equity
The outstanding shares of JPMorgan Chase common stock are listed and traded on the New York Stock Exchange. For the quarterly high and low prices of JPMorgan Chase’s common stock and cash dividends declared on JPMorgan Chase’s common stock for the last two years, see the section entitled “Supplementary information – Selected quarterly financial data (unaudited)” on page 277. For a comparison of the cumulative total return for JPMorgan Chase common stock with the comparable total return of the S&P 500 Index, the KBW Bank Index and the S&P Financial Index over the five-year period ended December 31, 2017, see “Five-year stock performance,” on page 39.

For information on the common dividend payout ratio, see Capital actions in the Capital Risk Management section of Management’s discussion and analysis on pages 89-90. For a discussion of restrictions on dividend payments, see Note 20 and Note 25. On January 31, 2018, there were 192,658 holders of record of JPMorgan Chase common stock. For information regarding securities authorized for issuance under the Firm’s employee share-based compensation plans, see Part III, Item 12 on page 31.
Repurchases under the common equity repurchase program
For information regarding repurchases under the Firm’s common equity repurchase program, see Capital actions in the Capital Risk Management section of Management’s discussion and analysis on pages 89-90.

Shares repurchased, on a settlement-date basis, pursuant to the common equity repurchase program during 2017 were as follows.

Year ended December 31, 2017	Total shares of common stock repurchased	Average price paid per share of common stock(a)	Aggregate repurchases of common equity (in millions)(a)	Dollar value of remaining authorized repurchase (in millions)(a)
First quarter	32,132,964	$88.14	$2,832	$3,221
Second quarter	34,940,127	86.05	3,007	214	(b)
Third quarter	51,756,892	92.02	4,763	14,637
October	14,248,307	98.04	1,397	13,241
November	19,472,405	98.92	1,926	11,314
December	14,006,503	106.02	1,485	9,830
Fourth quarter	47,727,215	100.74	4,808	9,830
Year-to-date	166,557,198	$92.52	$15,410	$9,830	(c)

(a)	Excludes commissions cost.

(b)	The $214 million unused portion under the prior Board authorization was canceled when the $19.4 billion repurchase program was authorized by the Board of Directors on June 28, 2017.

(c)	Represents the amount remaining under the $19.4 billion repurchase program.

Item 6. Selected Financial Data.
For five-year selected financial data, see “Five-year summary of consolidated financial highlights (unaudited)” on page 38.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s discussion and analysis of financial condition and results of operations, entitled “Management’s discussion and analysis,” appears on pages 40–145. Such information should be read in conjunction with the Consolidated Financial Statements and Notes thereto, which appear on pages 148–276.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
For a discussion of the quantitative and qualitative disclosures about market risk, see the Market Risk Management section of Management’s discussion and analysis on pages 121-128.
Item 8. Financial Statements and Supplementary Data.
The Consolidated Financial Statements, together with the Notes thereto and the report thereon dated February 27, 2018, of PricewaterhouseCoopers LLP, the Firm’s independent registered public accounting firm, appear on pages 146–276.
Supplementary financial data for each full quarter within the two years ended December 31, 2017, are included on page 277 in the table entitled “Selected quarterly financial data (unaudited).” Also included is a “Glossary of Terms and Acronyms’’ on pages 283-289.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
The internal control framework promulgated by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), “Internal Control — Integrated Framework” (“COSO 2013”) provides guidance for designing, implementing and conducting internal control and assessing its effectiveness. The Firm used the COSO 2013 framework to assess the effectiveness of the Firm’s internal control over financial reporting as of December 31, 2017. See “Management’s report on internal control over financial reporting” on page 146.
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Firm’s management, including its Chairman and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chairman and Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective. See Exhibits 31.1 and 31.2 for the Certifications issued by the Chairman and Chief Executive Officer and Chief Financial Officer.
The Firm is committed to maintaining high standards of internal control over financial reporting. Nevertheless, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, in a firm as large and complex as JPMorgan Chase, lapses or deficiencies in internal controls may occur from time to time, and there can be no assurance that any such deficiencies will not result in significant deficiencies or material weaknesses in internal control in the future. For further information, see “Management’s report on internal control over financial reporting” on page 146. There was no change in the Firm’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.

Item 9B. Other Information.
Iran threat reduction disclosure
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) to the Securities Exchange Act of 1934, an issuer is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with individuals or entities designated pursuant to certain Executive Orders. Disclosure may be required even where the activities, transactions or dealings were conducted in compliance with applicable law. Except as set forth below, as of the date of this report, the Firm is not aware of any other activity, transaction or dealing by any of its affiliates during the calendar year 2017 that requires disclosure under Section 219.
As previously disclosed, during the first quarter of 2017, a non-U.S. subsidiary of JPMorgan Chase processed a payment in the amount of EUR 1,466 for its client, a non-U.S. international organization, where the payment originated from entities owned or controlled by the Government of Iran. JPMorgan Chase charged a fee of EUR 2.50 for this transaction. In addition to the previously disclosed transaction, the Firm identified four other payments made in 2017 in the amounts of $68,567, $66,280, $98,143, and $110,831, that were processed by JPMorgan Chase Bank N.A. and a non-U.S. subsidiary of JPMorgan Chase for a client, a U.S.-based international publishing business, where the payments originated from educational institutions owned or controlled by the Government of Iran. JPMorgan Chase charged total fees of $3,930 for these transactions.
Each of the above payments received into both clients’ accounts, were for the purchase of informational materials, and they were therefore exempt transactions pursuant to 31. C.F.R. 560.210(c), and were all processed in compliance with the Iran-related sanctions regulations.
JPMorgan Chase may in the future engage in similar transactions for its clients to the extent permitted by U.S. law.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.
Executive officers of the registrant

	Age
Name	(at December 31, 2017)	Positions and offices
James Dimon	61	Chairman of the Board and Chief Executive Officer; he had been President from July 2004 until January 2018.
Ashley Bacon	48
Chief Risk Officer since June 2013. He had been Deputy Chief Risk Officer since June 2012, prior to which he had been Global Head of Market Risk for the Investment Bank (now part of Corporate & Investment Bank).

Lori A. Beer(a)	50
Chief Information Officer since September 2017, prior to which she had been Chief Information Officer of the Corporate & Investment Bank since June 2016. She was Global Head of Banking Technology from January 2014 until May 2016. Prior to joining JPMorgan Chase in 2014, she was Executive Vice President of Specialty Businesses and Information Technology for Anthem, Inc.

Mary Callahan Erdoes	50	Chief Executive Officer of Asset & Wealth Management since September 2009, prior to which she had been Chief Executive Officer of Wealth Management.
Stacey Friedman	49
General Counsel since January 2016, prior to which she was Deputy General Counsel since July 2015 and General Counsel for the Corporate & Investment Bank since August 2012. Prior to joining JPMorgan Chase in 2012, she was a partner at the law firm of Sullivan & Cromwell LLP.

Marianne Lake	48	Chief Financial Officer since January 2013, prior to which she had been Chief Financial Officer of Consumer & Community Banking since 2009.
Robin Leopold(b)	53
Head of Human Resources since January 2018, prior to which she had been Head of Human Resources for the Corporate & Investment Bank since 2012. She was a Human Resources Executive serving the Firm’s Corporate functions from February 2010 until August 2012.

Douglas B. Petno	52	Chief Executive Officer of Commercial Banking since January 2012, prior to which he had been Chief Operating Officer of Commercial Banking.
Daniel E. Pinto(c)	55
Co-President and Co-Chief Operating Officer since January 30, 2018, Chief Executive Officer of the Corporate & Investment Bank since March 2014, and Chief Executive Officer of Europe, the Middle East and Africa since June 2011. He had been Co-Chief Executive Officer of the Corporate & Investment Bank from July 2012 until March 2014, prior to which he had been head or Co-head of the Global Fixed Income business from November 2009 until July 2012.

Peter Scher(a)	56	Head of Corporate Responsibility since 2011 and Chairman of the Mid-Atlantic Region since 2015.
Gordon A. Smith(c)	59
Co-President and Co-Chief Operating Officer since January 30, 2018, and Chief Executive Officer of Consumer & Community Banking since December 2012. He had been Co-Chief Executive Officer from July 2012 until December 2012, prior to which he had been Chief Executive Officer of Card Services from 2007 until 2012 and of the Auto Finance and Student Lending businesses from 2011 until 2012.

Unless otherwise noted, during the five fiscal years ended December 31, 2017, all of JPMorgan Chase’s above-named executive officers have continuously held senior-level positions with JPMorgan Chase. There are no family relationships among the foregoing executive officers. Information to be provided in Items 10, 11, 12, 13 and 14 of the Form 10-K and not otherwise included herein is incorporated by reference to the Firm’s Definitive Proxy Statement for its 2018 Annual Meeting of Stockholders to be held on May 15, 2018, which will be filed with the SEC within 120 days of the end of the Firm’s fiscal year ended December 31, 2017.

(a)	The Chief Information Officer and Head of Corporate Responsibility were both named as executive officers in 2017.

(b)
On January 1, 2018, Ms. Leopold was named Head of Human Resources. At that date, Mr. John L. Donnelly, formerly Head of Human Resources, became a Vice Chairman of JPMorgan Chase; he is no longer an executive officer of the Firm.

(c)	On January 30, 2018, Mr. Pinto and Mr. Smith were named Co-Presidents and Co-Chief Operating Officers of the Firm.

Item 11. Executive Compensation.
See Item 10.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
For security ownership of certain beneficial owners and management, see Item 10.
The following table sets forth the total number of shares available for issuance under JPMorgan Chase’s employee share-based incentive plans (including shares available for issuance to non-employee directors). The Firm is not authorized to grant share-based incentive awards to non-employees, other than to non-employee directors.

December 31, 2017	Number of shares to be issued upon exercise of outstanding options/stock appreciation rights		Weighted-average exercise price of outstanding options/stock appreciation rights	Number of shares remaining available for future issuance under stock compensation plans
Plan category
Employee share-based incentive plans approved by shareholders	17,492,607	(a)	$40.76	66,828,172	(b)
Total	17,492,607		$40.76	66,828,172

(a)
Does not include restricted stock units or performance stock units granted under the shareholder-approved Long-Term Incentive Plan (“LTIP”), as amended and restated effective May 19, 2015. For further discussion, see Note 9.

(b)	Represents shares available for future issuance under the shareholder-approved LTIP.
All shares available for future issuance will be issued under the shareholder-approved LTIP. For further discussion, see Note 9.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
See Item 10.
Item 14. Principal Accounting Fees and Services.
See Item 10.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

1	Financial statements
The Consolidated Financial Statements, the Notes thereto and the report of the Independent Registered Public Accounting Firm thereon listed in Item 8 are set forth commencing on page 147.

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

3.5
Certificate of Designations for Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series Q (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed April 23, 2013).

3.6
Certificate of Designations for Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series R (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed July 29, 2013).

3.7
Certificate of Designations for Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series S (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed January 22, 2014).

3.8
Certificate of Designations for 6.70% Non-Cumulative Preferred Stock, Series T (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed January 30, 2014).

3.9
Certificate of Designations for Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series U (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed on March 10, 2014).

3.10
Certificate of Designations for Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series V (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed on June 9, 2014).

3.11
Certificate of Designations for 6.30% Non-Cumulative Preferred Stock, Series W (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed on June 23, 2014).

3.12
Certificate of Designations for Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series X (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed on September 23, 2014).

3.13
Certificate of Designations for 6.125% Non-Cumulative Preferred Stock, Series Y (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed February 17, 2015).

3.14
Certificate of Designations for Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series Z (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed April 21, 2015).

3.15
Certificate of Designations for 6.10% Non-Cumulative Preferred Stock, Series AA (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed June 4, 2015).

3.16
Certificate of Designations for 6.15% Non-Cumulative Preferred Stock, Series BB (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed July 29, 2015).

3.17
Certificate of Designations for Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series CC (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed October 20, 2017).

32

3.18
By-laws of JPMorgan Chase & Co., as amended, effective January 30, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed January 30, 2018).

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

10.1
Deferred Compensation Plan for Non-Employee Directors of JPMorgan Chase & Co., as amended and restated July 2001 and as of December 31, 2004 (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2007).(a)

10.2
2005 Deferred Compensation Plan for Non-Employee Directors of JPMorgan Chase & Co., effective as of January 1, 2005 (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2007).(a)

10.3
2005 Deferred Compensation Program of JPMorgan Chase & Co., restated effective as of December 31, 2008 (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2008).(a)

10.4
JPMorgan Chase & Co. Long-Term Incentive Plan as amended and restated effective May 19, 2015 (incorporated by reference to Appendix B of the Schedule 14A of JPMorgan Chase & Co. (File No. 1-5805) filed April 8, 2015).(a)

10.5
Key Executive Performance Plan of JPMorgan Chase & Co., as amended and restated effective January 1, 2014 (incorporated by reference to Appendix G of the Schedule 14A of JPMorgan Chase & Co. (File No. 1-5805) filed April 10, 2013).(a)

10.6
Excess Retirement Plan of JPMorgan Chase & Co., restated and amended as of December 31, 2008, as amended (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2009).(a)

10.7
Executive Retirement Plan of JPMorgan Chase & Co., as amended and restated December 31, 2008 (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2008).(a)

Part IV

10.8
Bank One Corporation Supplemental Savings and Investment Plan, as amended and restated effective December 31, 2008 (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2008).(a)

10.9
Banc One Corporation Revised and Restated 1995 Stock Incentive Plan, effective April 17, 1995 (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2008).(a)

10.10
Form of JPMorgan Chase & Co. Long-Term Incentive Plan Terms and Conditions for stock appreciation rights, dated as of January 20, 2009 (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2008).(a)

10.11
Form of JPMorgan Chase & Co. Long-Term Incentive Plan Terms and Conditions for Operating Committee member stock appreciation rights, dated as of February 3, 2010 (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2009).(a)

10.12
Forms of JPMorgan Chase & Co. Long-Term Incentive Plan Terms and Conditions for stock appreciation rights and restricted stock units, dated as of January 18, 2012 (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2011).(a)

10.13
Forms of JPMorgan Chase & Co. Long-Term Incentive Plan Terms and Conditions for stock appreciation rights and restricted stock units for Operating Committee members, dated as of January 17, 2013 (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2012).(a)

10.14
Form of JPMorgan Chase & Co. Long-Term Incentive Plan Terms and Conditions for restricted stock units for Operating Committee members, dated as of January 22, 2014 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of JPMorgan Chase & Co. (File No. 1-5805) for the quarter ended March 31, 2014).(a)

10.15
Forms of JPMorgan Chase & Co. Long-Term Incentive Plan Terms & Conditions for restricted stock units for Operating Committee members (U.S., E.U. and U.K.), dated as of January 20, 2015 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of JPMorgan Chase & Co. (File No. 1-5805) for the quarter ended March 31, 2015).(a)

10.16
Form of JPMorgan Chase & Co. Long-Term Incentive Plan Terms and Conditions for restricted stock units for Operating Committee members, dated as of January 19, 2016 (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2015).(a)

10.17
Form of JPMorgan Chase & Co. Long-Term Incentive Plan Terms and Conditions for performance share units for Operating Committee members, dated as of January 19, 2016 (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2015).(a)

10.18
Forms of JPMorgan Chase & Co. Long-Term Incentive Plan Terms and Conditions for performance share units and restricted stock units for Operating Committee members (U.S. and U.K.), dated as of January 17, 2017 (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2016).(a)

10.19
Forms of JPMorgan Chase & Co. Long-Term Incentive Plan Terms and Conditions for performance share units and restricted stock units for Operating Committee members (U.S. and U.K.), dated as of January 16, 2018.(a)(b)

10.20
Form of JPMorgan Chase & Co. Terms and Conditions of Fixed Allowance (UK) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of JPMorgan Chase & Co. (File No. 1-5805) for the quarter ended June 30, 2014).(a)

10.21
Form of JPMorgan Chase & Co. Performance-Based Incentive Compensation Plan, effective as of January 1, 2006, as amended (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2009).(a)

10.22
Plea Agreement dated May 20, 2015 between JPMorgan Chase & Co. and the U.S. Department of Justice (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed May 20, 2015).

12.1	Computation of ratio of earnings to fixed charges.(b)

12.2	Computation of ratio of earnings to fixed charges and preferred stock dividend requirements.(b)

21	List of subsidiaries of JPMorgan Chase & Co.(b)

22	Annual Report on Form 11-K of The JPMorgan Chase 401(k) Savings Plan for the year ended December 31, 2017 (to be filed pursuant to Rule 15d-21 under the Securities Exchange Act of 1934).

23	Consent of independent registered public accounting firm.(b)

31.1	Certification.(b)

31.2	Certification.(b)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(c)

101.INS	XBRL Instance Document.(b)(d)

101.SCH	XBRL Taxonomy Extension Schema Document.(b)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.(b)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.(b)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.(b)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.(b)

(a)	This exhibit is a management contract or compensatory plan or arrangement.

(b)	Filed herewith.

(c)
Furnished herewith. This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

(d)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Firm’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the Consolidated statements of income for the years ended December 31, 2017, 2016 and 2015, (ii) the Consolidated statements of comprehensive income for the years ended December 31, 2017, 2016 and 2015, (iii) the Consolidated balance sheets as of December 31, 2017 and 2016, (iv) the Consolidated statements of changes in stockholders’ equity for the years ended December 31, 2017, 2016 and 2015, (v) the Consolidated statements of cash flows for the years ended December 31, 2017, 2016 and 2015, and (vi) the Notes to Consolidated Financial Statements.

page 36 not used

Table of contents

Financial:

38	Five-Year Summary of Consolidated Financial Highlights	Audited financial statements:

39	Five-Year Stock Performance	146	Management’s Report on Internal Control Over Financial Reporting

Management’s discussion and analysis:		147	Report of Independent Registered Public Accounting Firm

40	Introduction	148	Consolidated Financial Statements

41	Executive Overview	153	Notes to Consolidated Financial Statements

44	Consolidated Results of Operations

47	Consolidated Balance Sheets and Cash Flows Analysis

50	Off–Balance Sheet Arrangements and Contractual Cash Obligations

52	Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures and Key Performance Measures	Supplementary information:

55	Business Segment Results	277	Selected quarterly financial data (unaudited)

75	Enterprise-wide Risk Management	278	Distribution of assets, liabilities and stockholders’ equity; interest rates and interest differentials

81	Strategic Risk Management	283	Glossary of Terms and Acronyms

99	Credit and Investment Risk Management

121	Market Risk Management

129	Country Risk Management

131	Operational Risk Management

138	Critical Accounting Estimates Used by the Firm

141	Accounting and Reporting Developments

145	Forward-Looking Statements

JPMorgan Chase & Co./2017 Annual Report	37

Financial

FIVE-YEAR SUMMARY OF CONSOLIDATED FINANCIAL HIGHLIGHTS

(unaudited) As of or for the year ended December 31, (in millions, except per share, ratio, headcount data and where otherwise noted)
	2017	2016		2015	2014	2013
Selected income statement data
Total net revenue	$99,624	$95,668		$93,543	$95,112	$97,367
Total noninterest expense	58,434	55,771		59,014	61,274	70,467
Pre-provision profit	41,190	39,897		34,529	33,838	26,900
Provision for credit losses	5,290	5,361		3,827	3,139	225
Income before income tax expense	35,900	34,536		30,702	30,699	26,675
Income tax expense	11,459	9,803		6,260	8,954	8,789
Net income(a)	$24,441	$24,733		$24,442	$21,745	$17,886
Earnings per share data
Net income: Basic	$6.35	$6.24		$6.05	$5.33	$4.38
Diluted	6.31	6.19		6.00	5.29	4.34
Average shares: Basic	3,551.6	3,658.8		3,741.2	3,808.3	3,832.4
Diluted	3,576.8	3,690.0		3,773.6	3,842.3	3,864.9
Market and per common share data
Market capitalization	$366,301	$307,295		$241,899	$232,472	$219,657
Common shares at period-end	3,425.3	3,561.2		3,663.5	3,714.8	3,756.1
Share price:(b)
High	$108.46	$87.39		$70.61	$63.49	$58.55
Low	81.64	52.50		50.07	52.97	44.20
Close	106.94	86.29		66.03	62.58	58.48
Book value per share	67.04	64.06		60.46	56.98	53.17
Tangible book value per share (“TBVPS”)(c)	53.56	51.44		48.13	44.60	40.72
Cash dividends declared per share	2.12	1.88		1.72	1.58	1.44
Selected ratios and metrics
Return on common equity (“ROE”)	10%	10%		11%	10%	9%
Return on tangible common equity (“ROTCE”)(c)	12	13		13	13	11
Return on assets (“ROA”)	0.96	1.00		0.99	0.89	0.75
Overhead ratio	59	58		63	64	72
Loans-to-deposits ratio	64	65		65	56	57
High quality liquid assets (“HQLA”) (in billions)(d)	$556	$524		$496	$600	$522
Common equity tier 1 (“CET1”) capital ratio(e)	12.2%	12.3%	(i)	11.8%	10.2%	10.7%
Tier 1 capital ratio(e)	13.9	14.0	(i)	13.5	11.6	11.9
Total capital ratio(e)	15.9	15.5		15.1	13.1	14.3
Tier 1 leverage ratio(e)	8.3	8.4		8.5	7.6	7.1
Selected balance sheet data (period-end)
Trading assets	$381,844	$372,130		$343,839	$398,988	$374,664
Securities	249,958	289,059		290,827	348,004	354,003
Loans	930,697	894,765		837,299	757,336	738,418
Core Loans	863,683	806,152		732,093	628,785	583,751
Average core loans	829,558	769,385		670,757	596,823	563,809
Total assets	2,533,600	2,490,972		2,351,698	2,572,274	2,414,879
Deposits	1,443,982	1,375,179		1,279,715	1,363,427	1,287,765
Long-term debt(f)	284,080	295,245		288,651	276,379	267,446
Common stockholders’ equity	229,625	228,122		221,505	211,664	199,699
Total stockholders’ equity	255,693	254,190		247,573	231,727	210,857
Headcount	252,539	243,355		234,598	241,359	251,196
Credit quality metrics
Allowance for credit losses	$14,672	$14,854		$14,341	$14,807	$16,969
Allowance for loan losses to total retained loans	1.47%	1.55%		1.63%	1.90%	2.25%
Allowance for loan losses to retained loans excluding purchased credit-impaired loans(g)	1.27	1.34		1.37	1.55	1.80
Nonperforming assets	$6,426	$7,535		$7,034	$7,967	$9,706
Net charge-offs(h)	5,387	4,692		4,086	4,759	5,802
Net charge-off rate(h)	0.60%	0.54%		0.52%	0.65%	0.81%

(a)
On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law. The Firm’s results included a $2.4 billion decrease to net income as a result of the enactment of the TCJA. For additional information related to the impact of the TCJA, see Note 24.

(b)	Based on daily prices reported by the New York Stock Exchange.

(c)
TBVPS and ROTCE are non-GAAP financial measures. For further discussion of these measures, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures and Key Financial Performance Measures on pages 52–54.

(d)
HQLA represents the amount of assets that qualify for inclusion in the liquidity coverage ratio. For December 31, 2017, the balance represents the average of quarterly reported results per the U.S. LCR public disclosure requirements effective April 1, 2017. Prior periods represent period-end balances under the final U.S. rule (“U.S. LCR”) for December 31, 2016 and 2015, and the Firm’s estimated amount for December 31, 2014 prior to the effective date of the final rule, and under the Basel III liquidity coverage ratio (“Basel III LCR”) for December 31, 2013. For additional information, see LCR and HQLA on page 93.

(e)
Ratios presented are calculated under the Basel III Transitional rules, which became effective on January 1, 2014, and for the capital ratios, represent the Collins Floor. Prior to 2014, the ratios were calculated under the Basel I rules. See Capital Risk Management on pages 82–91 for additional information on Basel III.

(f)	Included unsecured long-term debt of $218.8 billion, $212.6 billion, $211.8 billion, $207.0 billion and $198.9 billion respectively, as of December 31, of each year presented.

(g)
Excluded the impact of residential real estate purchased credit-impaired (“PCI”) loans, a non-GAAP financial measure. For further discussion of these measures, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures and Key Performance Measures on pages 52–54, and the Allowance for credit losses on pages 117–119.

(h)	Excluding net charge-offs of $467 million related to the student loan portfolio sale, the net charge-off rate for the year ended December 31, 2017 would have been 0.55%.

(i)	The prior period ratios have been revised to conform with the current period presentation.

38	JPMorgan Chase & Co./2017 Annual Report

FIVE-YEAR STOCK PERFORMANCE
The following table and graph compare the five-year cumulative total return for JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”) common stock with the cumulative return of the S&P 500 Index, the KBW Bank Index and the S&P Financial Index. The S&P 500 Index is a commonly referenced equity benchmark in the United States of America (“U.S.”), consisting of leading companies from different economic sectors. The KBW Bank Index seeks to reflect the performance of banks and thrifts that are publicly traded in the U.S. and is composed of leading national money center and regional banks and thrifts. The S&P Financial Index is an index of financial companies, all of which are components of the S&P 500. The Firm is a component of all three industry indices.
The following table and graph assume simultaneous investments of $100 on December 31, 2012, in JPMorgan Chase common stock and in each of the above indices. The comparison assumes that all dividends are reinvested.

December 31, (in dollars)	2012	2013	2014	2015	2016	2017
JPMorgan Chase	$100.00	$136.71	$150.22	$162.79	$219.06	$277.62
KBW Bank Index	100.00	137.76	150.66	151.39	194.55	230.72
S&P Financial Index	100.00	135.59	156.17	153.72	188.69	230.47
S&P 500 Index	100.00	132.37	150.48	152.55	170.78	208.05

December 31,
(in dollars)

JPMorgan Chase & Co./2017 Annual Report	39

Management’s discussion and analysis

This section of JPMorgan Chase’s Annual Report for the year ended December 31, 2017 (“Annual Report”), provides Management’s discussion and analysis of financial condition and results of operations (“MD&A”) of JPMorgan Chase. See the Glossary of Terms and Acronyms on pages 283-289 for definitions of terms used throughout this Annual Report. The MD&A included in this Annual Report contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. These risks and uncertainties could cause the Firm’s actual results to differ materially from those set forth in such forward-looking statements. Certain of such risks and uncertainties are described herein (see Forward-looking Statements on page 145) and in JPMorgan Chase’s Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”), in Part I, Item 1A: Risk factors; reference is hereby made to both.

INTRODUCTION
JPMorgan Chase & Co., a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States of America (“U.S.”), with operations worldwide; the Firm had $2.5 trillion in assets and $255.7 billion in stockholders’ equity as of December 31, 2017. The Firm is a leader in investment banking, financial services for consumers and small businesses, commercial banking, financial transaction processing and asset management. Under the J.P. Morgan and Chase brands, the Firm serves millions of customers in the U.S. and many of the world’s most prominent corporate, institutional and government clients.
JPMorgan Chase’s principal bank subsidiaries are JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank, N.A.”), a national banking association with U.S. branches in 23 states, and Chase Bank USA, National Association (“Chase Bank USA, N.A.”), a national banking association that is the Firm’s principal credit card-issuing bank. JPMorgan Chase’s principal nonbank subsidiary is J.P. Morgan Securities LLC (“JPMorgan Securities”), a U.S. broker-dealer. The bank and non-bank subsidiaries of JPMorgan Chase operate nationally as well as through overseas branches and subsidiaries, representative offices and subsidiary foreign banks. The Firm’s principal operating subsidiary in the U.K. is J.P. Morgan Securities plc, a subsidiary of JPMorgan Chase Bank, N.A.

For management reporting purposes, the Firm’s activities are organized into four major reportable business segments, as well as a Corporate segment. The Firm’s consumer business is the Consumer & Community Banking (“CCB”) segment. The Firm’s wholesale business segments are Corporate & Investment Bank (“CIB”), Commercial Banking (“CB”), and Asset & Wealth Management (“AWM”). For a description of the Firm’s business segments, and the products and services they provide to their respective client bases, refer to Business Segment Results on pages 55–74, and Note 31.

40	JPMorgan Chase & Co./2017 Annual Report

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

Financial performance of JPMorgan Chase
Year ended December 31, (in millions, except per share data and ratios)
	2017	2016		Change
Selected income statement data
Total net revenue	$99,624	$95,668		4%
Total noninterest expense	58,434	55,771		5
Pre-provision profit	41,190	39,897		3
Provision for credit losses	5,290	5,361		(1)
Net income	24,441	24,733		(1)
Diluted earnings per share	6.31	6.19		2
Selected ratios and metrics
Return on common equity	10%	10%
Return on tangible common equity	12	13
Book value per share	$67.04	$64.06		5
Tangible book value per share	53.56	51.44		4
Capital ratios(a)
CET1	12.2%	12.3%	(b)
Tier 1 capital	13.9	14.0	(b)
Total capital	15.9	15.5

(a)	Ratios presented are calculated under the Basel III Transitional rules and represent the Collins Floor. See Capital Risk Management on pages 82–91 for additional information on Basel III.

(b)	The prior period ratios have been revised to conform with the current period presentation.
Comparisons noted in the sections below are calculated for the full year of 2017 versus the full year of 2016, unless otherwise specified.
Summary of 2017 results
JPMorgan Chase reported strong results for full year 2017 with net income of $24.4 billion, or $6.31 per share, on net revenue of $99.6 billion. The Firm reported ROE of 10% and ROTCE of 12%. The Firm’s results included a $2.4 billion decrease to net income as a result of the enactment of the Tax Cuts and Jobs Act (“TCJA”), driven by a deemed repatriation charge and adjustments to the value of the Firm’s tax-oriented investments, partially offset by a benefit from the revaluation of the Firm’s net deferred tax liability. For additional information related to the impact of the TCJA, refer to Note 24.

•	Net income decreased 1% driven by higher noninterest expense and income tax expense, predominantly offset by higher net interest income.

•	Total net revenue increased by 4% driven by higher net interest income and investment banking fees, partially offset by lower Fixed Income Markets and Home Lending noninterest revenue.

•	Noninterest expense was $58.4 billion, up 5%, driven by higher compensation expense, auto lease depreciation expense and continued investments across the businesses.

•
The provision for credit losses was $5.3 billion, relatively flat compared with the prior year, reflecting a decrease in the wholesale provision driven by credit quality improvements in the Oil & Gas, Natural Gas Pipelines and Metals & Mining portfolios, offset by an increase in the consumer provision. The increase in the consumer provision was driven by higher net charge-offs and a higher addition to the allowance for loan losses in the credit card portfolio, and the impact of the sale of the student loan portfolio.

•
The total allowance for credit losses was $14.7 billion at December 31, 2017, and the Firm had a loan loss coverage ratio, excluding the PCI portfolio, of 1.27%, compared with 1.34% in the prior year. The Firm’s nonperforming assets totaled $6.4 billion, a decrease from the prior-year level of $7.5 billion.

•	Firmwide average core loans increased 8%.
Selected capital-related metrics

•	The Firm’s Basel III Fully Phased-In CET1 capital was $183 billion, and the Standardized and Advanced CET1 ratios were 12.1% and 12.7%, respectively.

•	The Firm’s Fully Phased-In supplementary leverage ratio (“SLR”) was 6.5%.

•	The Firm continued to grow tangible book value per share (“TBVPS”), ending 2017 at $53.56, up 4%.
ROTCE and TBVPS are non-GAAP financial measures. Core loans and each of the Fully Phased-In capital and leverage measures are considered key performance measures. For a further discussion of each of these measures, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures and Key Performance Measures on pages 52–54, and Capital Risk Management on pages 82–91.

JPMorgan Chase & Co./2017 Annual Report	41

Management’s discussion and analysis

Lines of business highlights
Selected business metrics for each of the Firm’s four lines of business are presented below for the full year of 2017.

CCB ROE 17%	• Average core loans up 9%; average deposits of $640 billion, up 9% • Client investment assets of $273 billion, up 17% • Credit card sales volume up 14% and merchant processing volume up 12%
CIB ROE 14%	• Maintained #1 ranking for Global Investment Banking fees with 8.1% wallet share • Investment Banking revenue up 12%; Treasury Services revenue up 15%; and Securities Services revenue up 9%
CB ROE 17%	• Record revenue of $8.6 billion, up 15%; record net income of $3.5 billion, up 33% • Average loan balances of $198 billion, up 10%
AWM ROE 25%	• Record revenue of $12.9 billion, up 7%; record net income of $2.3 billion, up 4% • Average loan balances of $123 billion, up 9% • Record assets under management (“AUM”) of $2.0 trillion, up 15%
For a detailed discussion of results by line of business, refer to the Business Segment Results on pages 55–56.
Credit provided and capital raised
JPMorgan Chase continues to support consumers, businesses and communities around the globe. The Firm provided credit and raised capital of $2.3 trillion for wholesale and consumer clients during 2017:

•	$258 billion of credit for consumers

•	$22 billion of credit for U.S. small businesses

•	$817 billion of credit for corporations

•	$1.1 trillion of capital raised for corporate clients and non-U.S. government entities

•	$92 billion of credit and capital raised for U.S. government and nonprofit entities, including states, municipalities, hospitals and universities.

Recent events

•
On February 21, 2018, the Firm announced its intent to pursue building a new 2.5 million square foot headquarters at its 270 Park Avenue location in New York City. The project will be subject to various approvals, and the Firm will work closely with the New York City Council and State officials to complete the project in a manner that benefits all constituencies. Once the project’s approvals are granted, redevelopment and construction are expected to begin in 2019 and take approximately five years to complete. The project is not expected to have a material impact on the company’s financial results.

•
On January 30, 2018, Amazon, Berkshire Hathaway, and JPMorgan Chase announced that they are partnering on ways to address healthcare for their U.S. employees, with the aim of improving employee satisfaction and reducing costs. Through a new independent company, the initial focus will be on technology solutions that will provide U.S. employees and their families with simplified, high-quality and transparent healthcare at a reasonable cost.

•
On January 29, 2018, JPMorgan Chase announced that Daniel Pinto, Chief Executive Officer (“CEO”) of CIB, and Gordon Smith, CEO of CCB, have been appointed Co-Presidents and Co-Chief Operating Officers (“COO”) of the Firm, effective January 30, 2018, and will continue to report to Jamie Dimon, Chairman and CEO. In addition to their current roles, Mr. Pinto and Mr. Smith will work closely with Mr. Dimon to help drive critical Firmwide opportunities. Responsibilities for the rest of the Firm’s Operating Committee will remain unchanged, with its members continuing to report to Mr. Dimon.

•
On January 23, 2018, the Firm announced a $20 billion, five-year comprehensive investment to help its employees and support job and economic growth in the U.S. Through these new investments, the Firm plans to develop hundreds of new branches in several new U.S. markets, increase wages and benefits for hourly U.S. employees, make increased small business and mortgage lending commitments, add approximately 4,000 jobs throughout the country, and increase philanthropic investments.

•
On December 22, 2017, the TCJA was signed into law. The Firm’s results included a $2.4 billion decrease to net income as a result of the enactment of the TCJA. For additional information related to the impact of the TCJA, see Note 24.

•
During the second half of 2017, natural disasters caused significant disruptions to individuals and businesses, and damage to homes and communities in several regions where the Firm conducts business. The Firm continues to provide assistance to customers, clients, communities and employees who have been affected by these disasters. These events did not have a material impact on the Firm’s 2017 financial results.

42	JPMorgan Chase & Co./2017 Annual Report

2018 outlook
These current expectations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. These risks and uncertainties could cause the Firm’s actual results to differ materially from those set forth in such forward-looking statements. See Forward-Looking Statements on page 145 and the Risk Factors section on pages 8–26. There is no assurance that actual results for the full year of 2018 will be in line with the outlook set forth below, and the Firm does not undertake to update any forward-looking statements.
JPMorgan Chase’s outlook for 2018 should be viewed against the backdrop of the global and U.S. economies, financial markets activity, the geopolitical environment, the competitive environment, client and customer activity levels, and regulatory and legislative developments in the U.S. and other countries where the Firm does business. Each of these interrelated factors will affect the performance of the Firm and its lines of business. The Firm expects that it will continue to make appropriate adjustments to its businesses and operations in response to ongoing developments in the legal, regulatory, business and economic environments in which it operates.
Firmwide

•
As a result of the change in tax rate due to the TCJA, management expects a reduction in tax-equivalent adjustments, decreasing both revenue and income tax expense, on a managed basis, by approximately $1.2 billion on an annual run-rate basis.

•
Management expects the new revenue recognition accounting standard to increase both noninterest revenue and expense for full-year 2018 by approximately $1.2 billion, with most of the impact in the AWM business. For additional information on the new accounting standard, see Accounting and Reporting Developments on page 141.

•
Management expects first-quarter 2018 net interest income, on a managed basis, to be down modestly compared with the fourth quarter of 2017, driven by the impact of the TCJA and a lower day count. For full-year 2018, management expects net interest income, on a managed basis, to be in the $54 to $55 billion range, market dependent, and assuming expected core loan growth. Management expects Firmwide average core loan growth to be in the 6% to 7% range in 2018, excluding CIB loans.

•
Excluding the impact of the new revenue recognition accounting standard, management expects Firmwide noninterest revenue for full-year 2018, on a managed basis, to be up approximately 7%, depending on market conditions.

•
The Firm continues to take a disciplined approach to managing its expenses, while investing for growth and innovation. As a result, management expects Firmwide adjusted expense for full-year 2018 to be less than $62 billion, excluding the impact of the new revenue recognition accounting standard.

•
Management estimates the full-year 2018 effective income tax rate to be in the 19% to 20% range, depending upon several factors, including the geographic mix of taxable income and refinements to estimates of the impacts of the TCJA.

•	Management expects net charge-off rates to remain relatively flat across the wholesale and consumer portfolios, with the exception of Card.
CCB

•	Management expects the full-year 2018 Card Services net revenue rate to be approximately 11.25%.

•	In Card, management expects the net charge-off rate to increase to approximately 3.25% in 2018.
CIB

•
Markets revenue in the first-quarter 2018 is expected to be up by mid to high single digit percentage points when compared with the prior-year quarter; actual Markets revenue results will continue to be affected by market conditions, which can be volatile.

JPMorgan Chase & Co./2017 Annual Report	43

Management’s discussion and analysis

CONSOLIDATED RESULTS OF OPERATIONS
This section provides a comparative discussion of JPMorgan Chase’s Consolidated Results of Operations on a reported basis for the three-year period ended December 31, 2017, unless otherwise specified. Factors that relate primarily to a single business segment are discussed in more detail within that business segment. For a discussion of the Critical Accounting Estimates Used by the Firm that affect the Consolidated Results of Operations, see pages 138–140.

Revenue
Year ended December 31, (in millions)
	2017	2016	2015
Investment banking fees	$7,248	$6,448	$6,751
Principal transactions	11,347	11,566	10,408
Lending- and deposit-related fees	5,933	5,774	5,694
Asset management, administration and commissions	15,377	14,591	15,509
Securities gains/(losses)	(66)	141	202
Mortgage fees and related income	1,616	2,491	2,513
Card income	4,433	4,779	5,924
Other income(a)	3,639	3,795	3,032
Noninterest revenue	49,527	49,585	50,033
Net interest income	50,097	46,083	43,510
Total net revenue	$99,624	$95,668	$93,543

(a)	Included operating lease income of $3.6 billion, $2.7 billion and $2.1 billion for the years ended December 31, 2017, 2016 and 2015, respectively.
2017 compared with 2016
Investment banking fees increased reflecting higher debt and equity underwriting fees in CIB. The increase in debt underwriting fees was driven by a higher share of fees and an overall increase in industry-wide fees; and the increase in equity underwriting fees was driven by growth in industry-wide issuance, including a strong initial public offering (“IPO”) market. For additional information, see CIB segment results on pages 62–66 and Note 6.
Principal transactions revenue decreased compared with a strong prior year in CIB, primarily reflecting:

•	lower Fixed Income-related revenue driven by sustained low volatility and tighter credit spreads partially offset by

•	higher Equity-related revenue primarily in Prime Services, and

•	higher Lending-related revenue reflecting lower fair value losses on hedges of accrual loans.
For additional information, see CIB and Corporate segment results on pages 62–66 and pages 73–74, respectively, and Note 6.
Asset management, administration and commissions revenue increased as a result of higher asset management fees in AWM and CCB, and higher asset-based fees in CIB, both driven by higher market levels. For additional information, see AWM, CCB and CIB segment results on pages 70–72, pages 57-61 and pages 62–66, respectively, and Note 6.

For information on lending- and deposit-related fees, see the segment results for CCB on pages 57-61, CIB on pages 62–66, and CB on pages 67–69 and Note 6; on securities gains, see the Corporate segment discussion on pages 73–74.
Mortgage fees and related income decreased driven by lower MSR risk management results, lower net production revenue on lower margins and volumes, and lower servicing revenue on lower average third-party loans serviced. For further information, see CCB segment results on pages 57-61, Note 6 and 15.
Card income decreased predominantly driven by higher credit card new account origination costs, largely offset by higher card-related fees, primarily annual fees. For further information, see CCB segment results on pages 57-61 .
Other income decreased primarily due to:

•	lower other income in CIB largely driven by a $520 million impact related to the enactment of the TCJA, which reduced the value of certain of CIB’s tax-oriented investments, and

•	the absence in the current year of gains from

–	the sale of Visa Europe interests in CCB,

–	the redemption of guaranteed capital debt securities (“trust preferred securities”), and

–	the disposal of an asset in AWM
partially offset by

•	higher operating lease income reflecting growth in auto operating lease volume in CCB, and

•
a legal benefit of $645 million recorded in the second quarter of 2017 in Corporate related to a settlement with the FDIC receivership for Washington Mutual and with Deutsche Bank as trustee of certain Washington Mutual trusts.

For further information, see Note 6.
Net interest income increased primarily driven by the net impact of higher rates and loan growth across the businesses, partially offset by declines in Markets net interest income in CIB. The Firm’s average interest-earning assets were $2.2 trillion, up $79 billion from the prior year, and the net interest yield on these assets, on a fully taxable equivalent (“FTE”) basis, was 2.36%, an increase of 11 basis points from the prior year.

44	JPMorgan Chase & Co./2017 Annual Report

2016 compared with 2015
Investment banking fees decreased predominantly due to lower equity underwriting fees driven by declines in industry-wide fee levels.
Principal transactions revenue increased reflecting broad-based strength across products in CIB’s Fixed Income Markets business. Rates performance was strong, with increased client activity driven by high issuance-based flows, global political developments, and central bank actions. Credit revenue improved driven by higher market- making revenue from the secondary market as clients’ appetite for risk recovered.
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
Net interest income increased primarily driven by loan growth across the businesses and the net impact of higher rates, partially offset by lower investment securities balances and higher interest expense on long-term debt. The Firm’s average interest-earning assets were $2.1 trillion in 2016, up $13 billion from the prior year, and the net interest yield on these assets, on a FTE basis, was 2.25%, an increase of 11 basis points from the prior year.

Provision for credit losses
Year ended December 31,
(in millions)	2017	2016	2015
Consumer, excluding credit card	$620	$467	$(81)
Credit card	4,973	4,042	3,122
Total consumer	5,593	4,509	3,041
Wholesale	(303)	852	786
Total provision for credit losses	$5,290	$5,361	$3,827
2017 compared with 2016
The provision for credit losses decreased as a result of:

•
a net $422 million reduction in the wholesale allowance for credit losses, reflecting credit quality improvements in the Oil & Gas, Natural Gas Pipelines, and Metals & Mining portfolios, compared with an addition of $511 million in the prior year driven by downgrades in the same portfolios predominantly offset by

•	a higher consumer provision driven by

–
$450 million of higher net charge-offs, primarily in the credit card portfolio due to growth in newer vintages which, as anticipated, have higher loss rates than the more seasoned portion of the portfolio, partially offset by a decrease in net charge-offs in the residential real estate portfolio reflecting continued improvement in home prices and delinquencies,

–
a $416 million higher addition to the allowance for credit losses related to the credit card portfolio driven by higher loss rates and loan growth, and a lower reduction in the allowance for the residential real estate portfolio predominantly driven by continued improvement in home prices and delinquencies, and

–	a $218 million impact in connection with the sale of the student loan portfolio.
For a more detailed discussion of the credit portfolio, the student loan sale and the allowance for credit losses, see the segment discussions of CCB on pages 57-61, CIB on pages 62–66, CB on pages 67–69, the Allowance for Credit Losses on pages 117–119 and Note 13.
2016 compared with 2015
The provision for credit losses reflected an increase in the consumer provision and, to a lesser extent, the wholesale provision. The increase in the consumer provision was predominantly driven by:

▪
a $920 million increase related to the credit card portfolio, due to a $600 million addition in the allowance for loan losses, as well as $320 million of higher net charge-offs, driven by loan growth (including growth in newer vintages which, as anticipated, have higher loss rates compared to the overall portfolio), and

JPMorgan Chase & Co./2017 Annual Report	45

Management’s discussion and analysis

▪
a $470 million lower benefit related to the residential real estate portfolio, as the reduction in the allowance for loan losses in 2016 was lower than the prior year. The reduction in both periods reflected continued improvements in home prices and lower delinquencies.

The increase in the wholesale provision was largely driven by the impact of downgrades in the Oil & Gas and Natural Gas Pipelines portfolios.

Noninterest expense
Year ended December 31,
(in millions)	2017	2016	2015
Compensation expense	$31,009	$29,979	$29,750
Noncompensation expense:
Occupancy	3,723	3,638	3,768
Technology, communications and equipment	7,706	6,846	6,193
Professional and outside services	6,840	6,655	7,002
Marketing	2,900	2,897	2,708
Other(a)(b)	6,256	5,756	9,593
Total noncompensation expense	27,425	25,792	29,264
Total noninterest expense	$58,434	$55,771	$59,014

(a)	Included Firmwide legal expense/(benefit) of $(35) million, $(317) million and $3.0 billion for the years ended December 31, 2017, 2016 and 2015, respectively.

(b)	Included FDIC-related expense of $1.5 billion, $1.3 billion and $1.2 billion for the years ended December 31, 2017, 2016 and 2015, respectively.
2017 compared with 2016
Compensation expense increased predominantly driven by investments in headcount in most businesses, including bankers and business-related support staff, and higher performance-based compensation expense, predominantly in AWM.
Noncompensation expense increased as a result of:

•	higher depreciation expense from growth in auto operating lease volume in CCB

•	contributions to the Firm’s Foundation

•	a lower legal net benefit compared to the prior year

•	higher FDIC-related expense, and

•	an impairment in CB on certain leased equipment, the majority of which was sold subsequent to year-end partially offset by

•	the absence in the current year of two items totaling $175 million in CCB related to liabilities from a merchant in bankruptcy and mortgage servicing reserves.
For a discussion of legal expense, see Note 29.

2016 compared with 2015
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

Income tax expense
Year ended December 31, (in millions, except rate)
	2017	2016	2015
Income before income tax expense	$35,900	$34,536	$30,702
Income tax expense	11,459	9,803	6,260
Effective tax rate	31.9%	28.4%	20.4%
2017 compared with 2016
The effective tax rate increased in 2017 driven by:

•
a $1.9 billion increase to income tax expense representing the impact of the enactment of the TCJA. The increase was driven by the deemed repatriation of the Firm’s unremitted non-U.S. earnings and adjustments to the value of certain tax-oriented investments, partially offset by a benefit from the revaluation of the Firm’s net deferred tax liability. The incremental expense resulted in a 5.4 percentage point increase to the Firm’s effective tax rate partially offset by

•
benefits resulting from the vesting of employee share-based awards related to the appreciation of the Firm’s stock price upon vesting above their original grant price, and the release of a valuation allowance.

For further information, see Note 24.
2016 compared with 2015
The effective tax rate in 2016 was affected by changes in the mix of income and expense subject to U.S. federal and state and local taxes, tax benefits related to the utilization of certain deferred tax assets, as well as the adoption of new accounting guidance related to employee share-based incentive payments. These tax benefits were partially offset by higher income tax expense from tax audits. The lower effective tax rate in 2015 was predominantly driven by $2.9 billion of tax benefits, which reduced the Firm’s effective tax rate by 9.4 percentage points. The recognition of tax benefits in 2015 resulted from the resolution of various tax audits, as well as the release of U.S. deferred taxes associated with the restructuring of certain non-U.S. entities.

46	JPMorgan Chase & Co./2017 Annual Report

CONSOLIDATED BALANCE SHEETS AND CASH FLOWS ANALYSIS
Consolidated Balance Sheets Analysis
The following is a discussion of the significant changes between December 31, 2017 and 2016.

Selected Consolidated balance sheets data
December 31, (in millions)	2017	2016	Change
Assets
Cash and due from banks	$25,827	$23,873	8%
Deposits with banks	404,294	365,762	11
Federal funds sold and securities purchased under resale agreements	198,422	229,967	(14)
Securities borrowed	105,112	96,409	9
Trading assets:
Debt and equity instruments	325,321	308,052	6
Derivative receivables	56,523	64,078	(12)
Securities	249,958	289,059	(14)
Loans	930,697	894,765	4
Allowance for loan losses	(13,604)	(13,776)	(1)
Loans, net of allowance for loan losses	917,093	880,989	4
Accrued interest and accounts receivable	67,729	52,330	29
Premises and equipment	14,159	14,131	—
Goodwill, MSRs and other intangible assets	54,392	54,246	—
Other assets	114,770	112,076	2
Total assets	$2,533,600	$2,490,972	2%
Cash and due from banks and deposits with banks increased primarily driven by deposit growth and a shift in the deployment of excess cash from securities purchased under resale agreements and investment securities into deposits with banks. The Firm’s excess cash is placed with various central banks, predominantly Federal Reserve Banks.
Federal funds sold and securities purchased under resale agreements decreased primarily due to the shift in the deployment of excess cash to deposits with banks and lower client activity in CIB. For additional information on the Firm’s Liquidity Risk Management, see pages 92–97.
Securities borrowed increased driven by higher demand for securities to cover short positions related to client-driven market-making activities in CIB.
Trading assets–debt and equity instruments increased predominantly as a result of client-driven market-making activities in CIB, primarily in Fixed Income Markets and Prime Services, partially offset by lower equity instruments in Equity Markets. For additional information, refer to
Note 2.
Trading assets and trading liabilities–derivative receivables and payables decreased predominantly as a result of client-driven market-making activities in CIB Markets, which reduced foreign exchange and interest rate derivative receivables and payables, and increased equity derivative receivables, driven by market movements. For additional information, refer to Derivative contracts on pages 114–115, and Notes 2 and 5.

Securities decreased primarily reflecting net sales, maturities and paydowns of U.S. Treasuries, non-U.S. government securities and collateralized loan obligations. For additional information, see Notes 2 and 10.
Loans increased reflecting:

•	higher wholesale loans driven by new originations in CB and higher loans to Private Banking clients in AWM

•
higher consumer loans driven by higher retention of originated high-quality prime mortgages in CCB and AWM,  and higher credit card loans, largely offset by the sale of the student loan portfolio, lower home equity loans and the run-off of PCI loans.

The allowance for loan losses decreased driven by:

•
a net reduction in the wholesale allowance, reflecting credit quality improvements in the Oil & Gas, Natural Gas Pipelines and Metals & Mining portfolios (compared with additions to the allowance in the prior year driven by downgrades in the same portfolios)

largely offset by

•
a net increase in the consumer allowance, reflecting additions to the allowance for the credit card and business banking portfolios, driven by loan growth in both of these portfolios and higher loss rates in the credit card portfolio, largely offset by a reduction in the allowance for the residential real estate portfolio, predominantly driven by continued improvement in home prices and delinquencies, and the utilization of the allowance in connection with the sale of the student loan portfolio.

For a more detailed discussion of loans and the allowance for loan losses, refer to Credit and Investment Risk Management on pages 99–120, and Notes 2, 3, 12 and 13.

JPMorgan Chase & Co./2017 Annual Report	47

Management’s discussion and analysis

Accrued interest and accounts receivable
increased primarily reflecting higher held-for-investment margin loans related to client-driven financing activities in Prime Services.

Other assets increased slightly as a result of higher auto operating lease assets from growth in business volume in CCB.
For information on Goodwill and MSRs, see Note 15.

Selected Consolidated balance sheets data
December 31, (in millions)	2017	2016	Change
Liabilities
Deposits	$1,443,982	$1,375,179	5
Federal funds purchased and securities loaned or sold under repurchase agreements	158,916	165,666	(4)
Short-term borrowings	51,802	34,443	50
Trading liabilities:
Debt and equity instruments	85,886	87,428	(2)
Derivative payables	37,777	49,231	(23)
Accounts payable and other liabilities	189,383	190,543	(1)
Beneficial interests issued by consolidated variable interest entities (“VIEs”)	26,081	39,047	(33)
Long-term debt	284,080	295,245	(4)
Total liabilities	2,277,907	2,236,782	2
Stockholders’ equity	255,693	254,190	1
Total liabilities and stockholders’ equity	$2,533,600	$2,490,972	2%
Deposits increased due to:

•	higher consumer deposits reflecting the continuation of strong growth from new and existing customers, and low attrition rates

•
higher wholesale deposits largely driven by growth in client cash management activity in CIB’s Securities Services business, partially offset by lower balances in AWM reflecting balance migration predominantly into the Firm’s investment-related products.

For more information, refer to the Liquidity Risk Management discussion on pages 92–97; and Notes 2 and 17.
Short-term borrowings increased primarily due to higher issuance of commercial paper reflecting in part a change in the mix of funding from securities sold under repurchase agreements for CIB Markets activities. For additional information, see Liquidity Risk Management on pages 92–97.

Beneficial interests issued by consolidated VIEs
decreased due to net maturities of credit card securitizations and the deconsolidation of the student loan securitization entities in connection with the portfolio’s sale. For further information on Firm-sponsored VIEs and loan securitization trusts, see Off-Balance Sheet Arrangements on pages 50–51 and Note 14 and 27; and for the sale of the student loan portfolio, see CCB segment results on pages 57-61.
Long-term debt decreased reflecting lower Federal Home Loan Bank (“FHLB”) advances, partially offset by the net issuance of senior debt and the net issuance of structured notes in CIB driven by client demand. For additional information on the Firm’s long-term debt activities, see Liquidity Risk Management on pages 92–97 and Note 19.
For information on changes in stockholders’ equity, see page 151, and on the Firm’s capital actions, see Capital actions on pages 89-90.

48	JPMorgan Chase & Co./2017 Annual Report

Consolidated Cash Flows Analysis

(in millions)	Year ended December 31,
	2017	2016	2015
Net cash provided by/(used in)
Operating activities	$(2,501)	$20,196	$73,466
Investing activities	(10,283)	(114,949)	106,980
Financing activities	14,642	98,271	(187,511)
Effect of exchange rate changes on cash	96	(135)	(276)
Net increase/(decrease) in cash and due from banks	$1,954	$3,383	$(7,341)
Operating activities
JPMorgan Chase’s operating assets and liabilities support the Firm’s lending and capital markets activities. These assets and liabilities can vary significantly in the normal course of business due to the amount and timing of cash flows, which are affected by client-driven and risk management activities and market conditions. The Firm believes cash flows from operations, available cash and other liquidity sources, and its capacity to generate cash through secured and unsecured sources are sufficient to meet operating liquidity needs.

•	In 2017, cash used reflected an increase in held-for-investment margin loans in accrued interest and accounts receivable and a decrease in trading liabilities.

•
In 2016, cash provided reflected increases in accounts payable and trading liabilities, partially offset by cash used reflecting an increase in trading assets, an increase in accounts receivable from merchants and higher client receivables.

•	In 2015, cash provided reflected decreases in trading assets and in accounts receivable, partially offset by cash used due to a decrease in accounts payable and other liabilities.

Investing activities
The Firm’s investing activities predominantly include originating held-for-investment loans and investing in the securities portfolio and other short-term interest-earning assets.

•
In 2017, cash used primarily reflected net originations of loans and a net increase in short-term interest-earning assets, partially offset by net proceeds from paydowns, maturities, sales and purchases of investment securities.

•
In 2016, cash used reflected net originations of loans, an increase in short-term interest-earning assets, an increase in securities purchased under resale agreements, and the deployment of excess cash.

•	In 2015, cash provided predominantly reflected lower short-term interest-earning assets, and net proceeds from lower investment securities, partially offset by cash used for net originations of loans.
Financing activities
The Firm’s financing activities include acquiring customer deposits and issuing long-term debt, as well as preferred and common stock.

•	In 2017, cash provided reflected higher deposits and short-term borrowings, partially offset by a decrease in long-term borrowings.

•	In 2016, cash provided reflected higher deposits, and an increase in securities loaned or sold under repurchase agreements, and net proceeds from long term borrowings.

•
In 2015, cash used reflected lower deposits and short-term borrowings, partially offset by net proceeds from long-term borrowings. Additionally, in 2015 cash outflows reflected a decrease in securities loaned or sold under repurchase agreements.

•	For all periods, cash was used for repurchases of common stock and cash dividends on common and preferred stock.
* * *
For a further discussion of the activities affecting the Firm’s cash flows, see Consolidated Balance Sheets Analysis on pages 47-48 , Capital Risk Management on pages 82–91, and Liquidity Risk Management on pages 92–97.

JPMorgan Chase & Co./2017 Annual Report	49

Management’s discussion and analysis

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

The table below provides an index of where in this Annual Report a discussion of the Firm’s various off-balance sheet arrangements can be found. In addition, see Note 1 for information about the Firm’s consolidation policies.

Type of off-balance sheet arrangement	Location of disclosure	Page references
Special-purpose entities: variable interests and other obligations, including contingent obligations, arising from variable interests in nonconsolidated VIEs	See Note 14	236–243
Off-balance sheet lending-related financial instruments, guarantees, and other commitments	See Note 27	261–266

50	JPMorgan Chase & Co./2017 Annual Report

Contractual cash obligations
The accompanying table summarizes, by remaining maturity, JPMorgan Chase’s significant contractual cash obligations at December 31, 2017. The contractual cash obligations included in the table below reflect the minimum contractual obligation under legally enforceable contracts with terms that are both fixed and determinable. Excluded from the below table are certain liabilities with variable cash flows and/or no obligation to return a stated amount of principal at maturity.

The carrying amount of on-balance sheet obligations on the Consolidated balance sheets may differ from the minimum contractual amount of the obligations reported below. For a discussion of mortgage repurchase liabilities and other obligations, see Note 27.

Contractual cash obligations
By remaining maturity at December 31, (in millions)	2017					2016
	2018	2019-2020	2021-2022	After 2022	Total	Total
On-balance sheet obligations
Deposits(a)	$1,421,174	$5,276	$4,810	$6,204	$1,437,464	$1,368,866
Federal funds purchased and securities loaned or sold under repurchase agreements	133,779	4,198	4,958	15,981	158,916	165,666
Short-term borrowings(a)	42,664	—	—	—	42,664	26,497
Beneficial interests issued by consolidated VIEs	13,636	9,542	2,544	314	26,036	38,927
Long-term debt(a)	37,211	63,685	43,180	116,819	260,895	288,315
Other(b)	4,726	2,146	2,080	4,573	13,525	8,980
Total on-balance sheet obligations	1,653,190	84,847	57,572	143,891	1,939,500	1,897,251
Off-balance sheet obligations
Unsettled reverse repurchase and securities borrowing agreements(c)	76,859	—	—	—	76,859	50,722
Contractual interest payments(d)	9,248	11,046	7,471	26,338	54,103	48,862
Operating leases(e)	1,526	2,750	1,844	3,757	9,877	10,115
Equity investment commitments(f)	174	46	19	515	754	1,068
Contractual purchases and capital expenditures	1,923	937	439	204	3,503	2,566
Obligations under co-brand programs	249	500	478	207	1,434	868
Total off-balance sheet obligations	89,979	15,279	10,251	31,021	146,530	114,201
Total contractual cash obligations	$1,743,169	$100,126	$67,823	$174,912	$2,086,030	$2,011,452

(a)
Excludes structured notes on which the Firm is not obligated to return a stated amount of principal at the maturity of the notes, but is obligated to return an amount based on the performance of the structured notes.

(b)
Primarily includes dividends declared on preferred and common stock, deferred annuity contracts, pension and other postretirement employee benefit obligations, insurance liabilities and income taxes payable associated with the deemed repatriation under the TCJA.

(c)	For further information, refer to unsettled reverse repurchase and securities borrowing agreements in Note 27.

(d)
Includes accrued interest and future contractual interest obligations. Excludes interest related to structured notes for which the Firm’s payment obligation is based on the performance of certain benchmarks.

(e)
Includes noncancelable operating leases for premises and equipment used primarily for banking purposes. Excludes the benefit of noncancelable sublease rentals of $1.0 billion and $1.4 billion at December 31, 2017 and 2016, respectively. See Note 28 for more information on lease commitments.

(f)
At December 31, 2017 and 2016, included unfunded commitments of $40 million and $48 million, respectively, to third-party private equity funds, and $714 million and $1.0 billion of unfunded commitments, respectively, to other equity investments.

JPMorgan Chase & Co./2017 Annual Report	51

Management’s discussion and analysis

EXPLANATION AND RECONCILIATION OF THE FIRM’S USE OF NON-GAAP FINANCIAL MEASURES AND KEY PERFORMANCE MEASURES
Non-GAAP financial measures
The Firm prepares its Consolidated Financial Statements using U.S. GAAP; these financial statements appear on pages 148–152. That presentation, which is referred to as “reported” basis, provides the reader with an understanding of the Firm’s results that can be tracked consistently from year-to-year and enables a comparison of the Firm’s performance with other companies’ U.S. GAAP financial statements.
In addition to analyzing the Firm’s results on a reported basis, management reviews Firmwide results, including the overhead ratio, on a “managed” basis; these Firmwide managed basis results are non-GAAP financial measures. The Firm also reviews the results of the lines of business on a managed basis. The Firm’s definition of managed basis starts, in each case, with the reported U.S. GAAP results and includes certain reclassifications to present total net revenue for the Firm (and each of the reportable business segments) on a FTE basis. Accordingly, revenue from investments that receive tax credits and tax-exempt securities is presented in the managed results on a basis comparable to taxable investments and securities. These financial measures allow management to assess the comparability of revenue from year-to-year arising from both taxable and tax-exempt sources. The corresponding income tax impact related to tax-exempt items is recorded within income tax expense. These adjustments have no impact on net income as reported by the Firm as a whole or by the lines of business.
Management also uses certain non-GAAP financial measures at the Firm and business-segment level, because these other non-GAAP financial measures provide information to investors about the underlying operational performance and trends of the Firm or of the particular business segment, as the case may be, and, therefore, facilitate a comparison of the Firm or the business segment with the performance of its relevant competitors. For additional information on these non-GAAP measures, see Business Segment Results on pages 55–74.
Additionally, certain credit metrics and ratios disclosed by the Firm exclude PCI loans, and are therefore non-GAAP measures. For additional information on these non-GAAP measures, see Credit and Investment Risk Management on pages 99–120.
Non-GAAP financial measures used by the Firm may not be comparable to similarly named non-GAAP financial measures used by other companies.

The following summary table provides a reconciliation from the Firm’s reported U.S. GAAP results to managed basis.

	2017				2016			2015
Year ended December 31, (in millions, except ratios)	Reported Results	Fully taxable-equivalent adjustments(a)		Managed basis	Reported Results	Fully taxable-equivalent adjustments(a)	Managed basis	Reported Results	Fully taxable-equivalent adjustments(a)	Managed basis
Other income	$3,639	$2,704	(b)	$6,343	$3,795	$2,265	$6,060	$3,032	$1,980	$5,012
Total noninterest revenue	49,527	2,704		52,231	49,585	2,265	51,850	50,033	1,980	52,013
Net interest income	50,097	1,313		51,410	46,083	1,209	47,292	43,510	1,110	44,620
Total net revenue	99,624	4,017		103,641	95,668	3,474	99,142	93,543	3,090	96,633
Pre-provision profit	41,190	4,017		45,207	39,897	3,474	43,371	34,529	3,090	37,619
Income before income tax expense	35,900	4,017		39,917	34,536	3,474	38,010	30,702	3,090	33,792
Income tax expense	11,459	4,017	(b)	15,476	9,803	3,474	13,277	6,260	3,090	9,350
Overhead ratio	59%	NM		56%	58%	NM	56%	63%	NM	61%
(a) Predominantly recognized in CIB and CB business segments and Corporate.
(b) Included $375 million related to tax-oriented investments as a result of the enactment of the TCJA.

52	JPMorgan Chase & Co./2017 Annual Report

Net interest income excluding CIB’s Markets businesses
In addition to reviewing net interest income on a managed basis, management also reviews net interest income excluding net interest income arising from CIB’s Markets businesses to assess the performance of the Firm’s lending, investing (including asset-liability management) and deposit-raising activities. This net interest income is referred to as non-markets related net interest income. CIB’s Markets businesses are Fixed Income Markets and Equity Markets. Management believes that disclosure of non-markets related net interest income provides investors and analysts with another measure by which to analyze the non-markets-related business trends of the Firm and provides a comparable measure to other financial institutions that are primarily focused on lending, investing and deposit-raising activities.
The data presented below are non-GAAP financial measures
due to the exclusion of markets related net interest income
arising from CIB.

Year ended December 31, (in millions, except rates)	2017	2016	2015
Net interest income – managed basis(a)(b)	$51,410	$47,292	$44,620
Less: CIB Markets net interest income(c)	4,630	6,334	5,298
Net interest income excluding CIB Markets(a)	$46,780	$40,958	$39,322
Average interest-earning assets	$2,180,592	$2,101,604	$2,088,242
Less: Average CIB Markets interest-earning assets(c)	540,835	520,307	510,292
Average interest-earning assets excluding CIB Markets	$1,639,757	$1,581,297	$1,577,950
Net interest yield on average interest-earning assets – managed basis	2.36%	2.25%	2.14%
Net interest yield on average CIB Markets interest-earning assets(c)	0.86	1.22	1.04
Net interest yield on average interest-earning assets excluding CIB Markets	2.85%	2.59%	2.49%

(a)	Interest includes the effect of related hedges. Taxable-equivalent amounts are used where applicable.

(b)	For a reconciliation of net interest income on a reported and managed basis, see reconciliation from the Firm’s reported U.S. GAAP results to managed basis on page 52.

(c)	The amounts in this table differ from the prior-period presentation to align with CIB’s Markets businesses. For further information on CIB’s Markets businesses, see page 65.

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
Return on tangible common equity (“ROTCE”) Net income* / Average tangible common equity
Tangible book value per share (“TBVPS”) Tangible common equity at period-end / Common shares at period-end
* Represents net income applicable to common equity

JPMorgan Chase & Co./2017 Annual Report	53

Management’s discussion and analysis

Tangible common equity, ROTCE and TBVPS
Tangible common equity (“TCE”), ROTCE and TBVPS are each non-GAAP financial measures. TCE represents the Firm’s common stockholders’ equity (i.e., total stockholders’ equity less preferred stock) less goodwill and identifiable intangible assets (other than MSRs), net of related deferred tax liabilities. ROTCE measures the Firm’s net income applicable to common equity as a percentage of average TCE. TBVPS represents the Firm’s TCE at period-end divided by common shares at period-end. TCE, ROTCE and TBVPS are utilized by the Firm, as well as investors and analysts, in assessing the Firm’s use of equity.
The following summary table provides a reconciliation from the Firm’s common stockholders’ equity to TCE.

	Period-end		Average
	Dec 31, 2017	Dec 31, 2016	Year ended December 31,
(in millions, except per share and ratio data)			2017	2016	2015
Common stockholders’ equity	$229,625	$228,122	$230,350	$224,631	$215,690
Less: Goodwill	47,507	47,288	47,317	47,310	47,445
Less: Other intangible assets	855	862	832	922	1,092
Add: Certain Deferred tax liabilities(a)(b)	2,204	3,230	3,116	3,212	2,964
Tangible common equity	$183,467	$183,202	$185,317	$179,611	$170,117

Return on tangible common equity	NA	NA	12%	13%	13%
Tangible book value per share	$53.56	$51.44	NA	NA	NA

(a)
Represents deferred tax liabilities related to tax-deductible goodwill and to identifiable intangibles created in nontaxable transactions, which are netted against goodwill and other intangibles when calculating TCE.

(b)	Includes the effect from the revaluation of the Firm’s net deferred tax liability as a result of the enactment of the TCJA.
Key performance measures
The Firm considers the following to be key regulatory capital measures:

•	Capital, risk-weighted assets (“RWA”), and capital and leverage ratios presented under Basel III Standardized and Advanced Fully Phased-In rules, and

•	SLR calculated under Basel III Advanced Fully Phased-In rules.
The Firm, as well as banking regulators, investors and analysts, use these measures to assess the Firm’s regulatory capital position and to compare the Firm’s regulatory capital to that of other financial services companies.
For additional information on these measures, see Capital Risk Management on pages 82–91.

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

54	JPMorgan Chase & Co./2017 Annual Report

BUSINESS SEGMENT RESULTS
The Firm is managed on a line of business basis. There are four major reportable business segments – Consumer & Community Banking, Corporate & Investment Bank, Commercial Banking and Asset & Wealth Management. In addition, there is a Corporate segment.

The business segments are determined based on the products and services provided, or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management. Results of these lines of business are presented on a managed basis. For a definition of managed basis, see Explanation and Reconciliation of the Firm’s use of Non-GAAP Financial Measures, on pages 52–54.

JPMorgan Chase

Consumer Businesses			Wholesale Businesses

Consumer & Community Banking			Corporate & Investment Bank		Commercial Banking	Asset & Wealth Management

Consumer & Business Banking	Home Lending(a)	Card, Merchant Services & Auto(b)	Banking	Markets & Investor Services	• Middle Market Banking	• Asset Management
• Consumer Banking/Chase Wealth Management • Business Banking	• Home Lending Production • Home Lending Servicing • Real Estate Portfolios	• Card Services – Credit Card – Merchant Services • Auto	• Investment Banking • Treasury Services • Lending	• Fixed Income Markets	• Corporate Client Banking	• Wealth Management
				• Equity Markets • Securities Services • Credit Adjustments & Other	• Commercial Term Lending
• Real Estate Banking

(a)	Formerly Mortgage Banking

(b)	Formerly Card, Commerce Solutions & Auto

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

Funds transfer pricing
Funds transfer pricing is used to assign interest income and expense to each business segment and to transfer the primary interest rate risk and liquidity risk exposures to Treasury and CIO within Corporate. The funds transfer pricing process considers the interest rate risk, liquidity risk and regulatory requirements of a business segment as if it were operating independently. This process is overseen by senior management and reviewed by the Firm’s Asset-Liability Committee (“ALCO”).

JPMorgan Chase & Co./2017 Annual Report	55

Management’s discussion and analysis

Debt expense and preferred stock dividend allocation
As part of the funds transfer pricing process, almost all of the cost of the credit spread component of outstanding unsecured long-term debt and preferred stock dividends is allocated to the reportable business segments, while the balance of the cost is retained in Corporate. The methodology to allocate the cost of unsecured long-term debt and preferred stock dividends to the business segments is aligned with the Firm’s process to allocate capital. The allocated cost of unsecured long-term debt is included in a business segment’s net interest income, and net income is reduced by preferred stock dividends to arrive at a business segment’s net income applicable to common equity.
Business segment capital allocation
The amount of capital assigned to each business is referred to as equity. On at least an annual basis, the Firm assesses the level of capital required for each line of business as well as the assumptions and methodologies used to allocate capital. For additional information on business segment capital allocation, see Line of business equity on page 89.
Expense allocation
Where business segments use services provided by corporate support units, or another business segment, the costs of those services are allocated to the respective business segments. The expense is generally allocated based on the actual cost and use of services provided. In contrast, certain other costs related to corporate support units, or to certain technology and operations, are not allocated to the business segments and are retained in Corporate. Expense retained in Corporate generally includes parent company costs that would not be incurred if the segments were stand-alone businesses; adjustments to align corporate support units; and other items not aligned with a particular business segment.

Segment Results – Managed Basis
The following tables summarize the business segment results for the periods indicated.

Year ended December 31,	Total net revenue			Total noninterest expense			Pre-provision profit/(loss)
(in millions)	2017	2016	2015	2017	2016	2015	2017	2016	2015
Consumer & Community Banking	$46,485	$44,915	$43,820	$26,062	$24,905	$24,909	$20,423	$20,010	$18,911
Corporate & Investment Bank	34,493	35,216	33,542	19,243	18,992	21,361	15,250	16,224	12,181
Commercial Banking	8,605	7,453	6,885	3,327	2,934	2,881	5,278	4,519	4,004
Asset & Wealth Management	12,918	12,045	12,119	9,301	8,478	8,886	3,617	3,567	3,233
Corporate	1,140	(487)	267	501	462	977	639	(949)	(710)
Total	$103,641	$99,142	$96,633	$58,434	$55,771	$59,014	$45,207	$43,371	$37,619

Year ended December 31,	Provision for credit losses			Net income/(loss)			Return on equity
(in millions, except ratios)	2017	2016	2015	2017	2016	2015	2017	2016	2015
Consumer & Community Banking	$5,572	$4,494	$3,059	$9,395	$9,714	$9,789	17%	18%	18%
Corporate & Investment Bank	(45)	563	332	10,813	10,815	8,090	14	16	12
Commercial Banking	(276)	282	442	3,539	2,657	2,191	17	16	15
Asset & Wealth Management	39	26	4	2,337	2,251	1,935	25	24	21
Corporate	—	(4)	(10)	(1,643)	(704)	2,437	NM	NM	NM
Total	$5,290	$5,361	$3,827	$24,441	$24,733	$24,442	10%	10%	11%

The following sections provide a comparative discussion of business segment results as of or for the years ended December 31, 2017, 2016 and 2015.

56	JPMorgan Chase & Co./2017 Annual Report

CONSUMER & COMMUNITY BANKING

Consumer & Community Banking offers services to consumers and businesses through bank branches, ATMs, online, mobile and telephone banking. CCB is organized into Consumer & Business Banking (including Consumer Banking/Chase Wealth Management and Business Banking), Home Lending (including Home Lending Production, Home Lending Servicing and Real Estate Portfolios) and Card, Merchant Services & Auto. Consumer & Business Banking offers deposit and investment products and services to consumers, and lending, deposit, and cash management and payment solutions to small businesses. Home Lending includes mortgage origination and servicing activities, as well as portfolios consisting of residential mortgages and home equity loans. Card, Merchant Services & Auto issues credit cards to consumers and small businesses, offers payment processing services to merchants, and originates and services auto loans and leases.

Selected income statement data
Year ended December 31,
(in millions, except ratios)	2017	2016	2015
Revenue
Lending- and deposit-related fees	$3,431	$3,231	$3,137
Asset management, administration and commissions	2,212	2,093	2,172
Mortgage fees and related income	1,613	2,490	2,511
Card income	4,024	4,364	5,491
All other income	3,430	3,077	2,281
Noninterest revenue	14,710	15,255	15,592
Net interest income	31,775	29,660	28,228
Total net revenue	46,485	44,915	43,820

Provision for credit losses	5,572	4,494	3,059

Noninterest expense
Compensation expense	10,159	9,723	9,770
Noncompensation expense(a)	15,903	15,182	15,139
Total noninterest expense	26,062	24,905	24,909
Income before income tax expense	14,851	15,516	15,852
Income tax expense	5,456	5,802	6,063
Net income	$9,395	$9,714	$9,789

Revenue by line of business
Consumer & Business Banking	$21,104	$18,659	$17,983
Home Lending	5,955	7,361	6,817
Card, Merchant Services & Auto	19,426	18,895	19,020

Mortgage fees and related income details:
Net production revenue	636	853	769
Net mortgage servicing revenue(b)	977	1,637	1,742
Mortgage fees and related income	$1,613	$2,490	$2,511

Financial ratios
Return on equity	17%	18%	18%
Overhead ratio	56	55	57
Note: In the discussion and the tables which follow, CCB presents certain financial measures which exclude the impact of PCI loans; these are non-GAAP financial measures.

(a)	Included operating lease depreciation expense of $2.7 billion, $1.9 billion and $1.4 billion for the years ended December 31, 2017, 2016 and 2015, respectively.

(b)	Included MSR risk management results of $(242) million, $217 million and $(117) million for the years ended December 31, 2017, 2016 and 2015, respectively.

JPMorgan Chase & Co./2017 Annual Report	57

Management’s discussion and analysis

2017 compared with 2016
Net income was $9.4 billion, a decrease of 3%, driven by higher noninterest expense and provision for credit losses, largely offset by higher net revenue.
Net revenue was $46.5 billion, an increase of 3%.
Net interest income was $31.8 billion, up 7%, driven by higher deposit balances, deposit margin expansion, and higher loan balances in Card, partially offset by loan spread compression from higher rates, including the impact of higher funding costs in Home Lending and Auto and the impact of the sale of the student loan portfolio.
Noninterest revenue was $14.7 billion, down 4%, driven by:

•	higher new account origination costs in Card,

•	lower MSR risk management results,

•	the absence in the current year of a gain on the sale of Visa Europe interests,

•	lower net production revenue reflecting lower mortgage production margins and volumes, and

•	lower mortgage servicing revenue as a result of a lower level of third-party loans serviced largely offset by

•	higher auto lease volume and

•	higher card- and deposit-related fees.
See Note 15 for further information regarding changes in value of the MSR asset and related hedges, and mortgage fees and related income.
Noninterest expense was $26.1 billion, an increase of 5%, driven by:

•	higher auto lease depreciation, and

•	continued business growth
partially offset by

•	two items totaling $175 million included in the prior year related to liabilities from a merchant bankruptcy and mortgage servicing reserves.
The provision for credit losses was $5.6 billion, an increase of 24%, reflecting:

•
$445 million of higher net charge-offs, primarily in the credit card portfolio due to growth in newer vintages which, as anticipated, have higher loss rates than the more seasoned portion of the portfolio, partially offset by a decrease in net charge-offs in the residential real estate portfolio reflecting continued improvement in home prices and delinquencies,

•
a $415 million higher addition to the allowance for credit losses related to the credit card portfolio driven by higher loss rates and loan growth, and a lower reduction in the allowance for the residential real estate portfolio predominantly driven by continued improvement in home prices and delinquencies, and

•	a $218 million impact in connection with the sale of the student loan portfolio.
The sale of the student loan portfolio during 2017 did not have a material impact on the Firm’s Consolidated Financial Statements.

2016 compared with 2015
Net income was $9.7 billion, a decrease of 1%, driven by higher provision for credit losses, predominantly offset by higher net revenue.
Net revenue was $44.9 billion, an increase of 2%.
Net interest income was $29.7 billion, up 5%, driven by higher deposit balances and higher loan balances, partially offset by deposit spread compression and an increase in the reserve for uncollectible interest and fees in Card.
Noninterest revenue was $15.3 billion, down 2%, driven by higher new account origination costs and the impact of renegotiated co-brand partnership agreements in Card and lower mortgage servicing revenue predominantly as a result of a lower level of third-party loans serviced; these factors were predominantly offset by higher auto lease and card sales volume, higher card- and deposit-related fees, higher MSR risk management results and a gain on the sale of Visa Europe interests. See Note 15 for further information regarding changes in value of the MSR asset and related hedges, and mortgage fees and related income.
Noninterest expense of $24.9 billion was flat, driven by:

•	lower legal expense and branch efficiencies
offset by

•	higher auto lease depreciation, and

•	higher investment in marketing.
The provision for credit losses was $4.5 billion, an increase of 47%, reflecting:

•
a $920 million increase related to the credit card portfolio, due to a $600 million addition in the allowance for loan losses, as well as $320 million of higher net charge-offs, driven by loan growth, including growth in newer vintages which, as anticipated, have higher loss rates compared to the overall portfolio,

•
a $450 million lower benefit related to the residential real estate portfolio, as the current year reduction in the allowance for loan losses was lower than the prior year. The reduction in both periods reflected continued improvements in home prices and lower delinquencies, and

•	a $150 million increase related to the auto and business banking portfolio, due to additions to the allowance for loan losses and higher net charge-offs, reflecting loan growth in the portfolios.

58	JPMorgan Chase & Co./2017 Annual Report

Selected metrics
As of or for the year ended December 31,
(in millions, except headcount)	2017	2016	2015
Selected balance sheet data (period-end)
Total assets	$552,601	$535,310	$502,652
Loans:
Consumer & Business Banking	25,789	24,307	22,730
Home equity	42,751	50,296	58,734
Residential mortgage	197,339	181,196	164,500
Home Lending	240,090	231,492	223,234
Card	149,511	141,816	131,463
Auto	66,242	65,814	60,255
Student	—	7,057	8,176
Total loans	481,632	470,486	445,858
Core loans	415,167	382,608	341,881
Deposits	659,885	618,337	557,645
Equity	51,000	51,000	51,000
Selected balance sheet data (average)
Total assets	$532,756	$516,354	$472,972
Loans:
Consumer & Business Banking	24,875	23,431	21,894
Home equity	46,398	54,545	63,261
Residential mortgage	190,242	177,010	140,294
Home Lending	236,640	231,555	203,555
Card	140,024	131,165	125,881
Auto	65,395	63,573	56,487
Student	2,880	7,623	8,763
Total loans	469,814	457,347	416,580
Core loans	393,598	361,316	301,700
Deposits	640,219	586,637	530,938
Equity	51,000	51,000	51,000

Headcount	134,117	132,802	127,094

Selected metrics
As of or for the year ended December 31,
(in millions, except ratio data)	2017	2016	2015
Credit data and quality statistics
Nonaccrual loans(a)(b)	$4,084	$4,708	$5,313
Net charge-offs/(recoveries)(c)
Consumer & Business Banking	257	257	253
Home equity	63	184	283
Residential mortgage	(16)	14	2
Home Lending	47	198	285
Card	4,123	3,442	3,122
Auto	331	285	214
Student	498	162	210
Total net charge-offs/(recoveries)	$5,256	$4,344	$4,084

Net charge-off/(recovery) rate(c)
Consumer & Business Banking	1.03%	1.10%	1.16%
Home equity(d)	0.18	0.45	0.60
Residential mortgage(d)	(0.01)	0.01	—
Home Lending(d)	0.02	0.10	0.18
Card	2.95	2.63	2.51
Auto	0.51	0.45	0.38
Student	NM	2.13	2.40
Total net charge-offs/(recovery) rate(d)	1.21	1.04	1.10
30+ day delinquency rate
Home Lending(e)(f)	1.19%	1.23%	1.57%
Card	1.80	1.61	1.43
Auto	0.89	1.19	1.35
Student(g)	—	1.60	1.81

90+ day delinquency rate - Card	0.92	0.81	0.72

Allowance for loan losses
Consumer & Business Banking	$796	$753	$703
Home Lending, excluding PCI loans	1,003	1,328	1,588
Home Lending — PCI loans(c)	2,225	2,311	2,742
Card	4,884	4,034	3,434
Auto	464	474	399
Student	—	249	299
Total allowance for loan losses(c)	$9,372	$9,149	$9,165

(a)	Excludes PCI loans. The Firm is recognizing interest income on each pool of PCI loans as each of the pools is performing.

(b)
At December 31, 2017, 2016 and 2015, nonaccrual loans excluded loans 90 or more days past due as follows: (1) mortgage loans insured by U.S. government agencies of $4.3 billion, $5.0 billion and $6.3 billion, respectively; and (2) student loans insured by U.S. government agencies under the Federal Family Education Loan Program (“FFELP”) of zero, $263 million and $290 million, respectively. These amounts have been excluded based upon the government guarantee.

(c)
Net charge-offs and the net charge-off rates for the years ended December 31, 2017, 2016 and 2015, excluded $86 million, $156 million and $208 million, respectively, of write-offs in the PCI portfolio. These write-offs decreased the allowance for loan losses for PCI loans. For further information on PCI write-offs, see summary of changes in the allowance on page 118.

(d)
Excludes the impact of PCI loans. For the years ended December 31, 2017, 2016 and 2015, the net charge-off rates including the impact of PCI loans were as follows: (1) home equity of 0.14%, 0.34% and 0.45%, respectively; (2) residential mortgage of (0.01)%, 0.01% and –%, respectively; (3) Home Lending of 0.02%, 0.09% and 0.14%, respectively; and (4) total CCB of 1.12%, 0.95% and 0.99%, respectively.

JPMorgan Chase & Co./2017 Annual Report	59

Management’s discussion and analysis

(e)
At December 31, 2017, 2016 and 2015, excluded mortgage loans insured by U.S. government agencies of $6.2 billion, $7.0 billion and $8.4 billion, respectively, that are 30 or more days past due. These amounts have been excluded based upon the government guarantee.

(f)	Excludes PCI loans. The 30+ day delinquency rate for PCI loans was 10.13%, 9.82% and 11.21% at December 31, 2017, 2016 and 2015, respectively.

(g)
Excluded student loans insured by U.S. government agencies under FFELP of $468 million and $526 million at December 31, 2016 and 2015, respectively, that are 30 or more days past due. These amounts have been excluded based upon the government guarantee.

Selected metrics
As of or for the year ended December 31,
(in billions, except ratios and where otherwise noted)	2017		2016		2015
Business Metrics
CCB households (in millions)(a)	61.0		60.4		58.1
Number of branches	5,130		5,258		5,413
Active digital customers (in thousands)(b)	46,694		43,836		39,242
Active mobile customers (in thousands)(c)	30,056		26,536		22,810
Debit and credit card sales volume(a)	$916.9		$821.6		$754.1

Consumer & Business Banking
Average deposits	$625.6		$570.8		$515.2
Deposit margin	1.98%		1.81%		1.90%
Business banking origination volume	$7.3		$7.3		$6.8
Client investment assets	273.3		234.5		218.6

Home Lending
Mortgage origination volume by channel
Retail	$40.3		$44.3		$36.1
Correspondent	57.3		59.3		70.3
Total mortgage origination volume(d)	$97.6		$103.6		$106.4
Total loans serviced (period-end)	$816.1		$846.6		$910.1
Third-party mortgage loans serviced (period-end)	553.5		591.5		674.0
MSR carrying value (period-end)	6.0		6.1		6.6
Ratio of MSR carrying value (period-end) to third-party mortgage loans serviced (period-end)	1.08%		1.03%		0.98%

MSR revenue multiple(e)	3.09	x	2.94	x	2.80	x

Card, excluding Commercial Card
Credit card sales volume	$622.2		$545.4		$495.9
New accounts opened (in millions)	8.4		10.4		8.7

Card Services
Net revenue rate	10.57%		11.29%		12.33%

Merchant Services
Merchant processing volume	$1,191.7		$1,063.4		$949.3

Auto
Loan and lease origination volume	$33.3		$35.4		$32.4
Average Auto operating lease assets	15.2		11.0		7.8

(a)	The prior period amounts have been revised to conform with the current period presentation.

(b)	Users of all web and/or mobile platforms who have logged in within the past 90 days.

(c)	Users of all mobile platforms who have logged in within the past 90 days.

(d)	Firmwide mortgage origination volume was $107.6 billion, $117.4 billion and $115.2 billion for the years ended December 31, 2017, 2016 and 2015, respectively.

(e)
Represents the ratio of MSR carrying value (period-end) to third-party mortgage loans serviced (period-end) divided by the ratio of loan servicing-related revenue to third-party mortgage loans serviced (average).

60	JPMorgan Chase & Co./2017 Annual Report

Mortgage servicing-related matters
The Firm has resolved the majority of the consent orders and settlements into which it entered with federal and state governmental agencies and private parties related to mortgage servicing, origination, and residential mortgage-backed securities activities. On January 12, 2018, the Board of Governors of the Federal Reserve System terminated its mortgage servicing-related Consent Order with the Firm, which had been outstanding since April 2011.
Some of the remaining obligations are overseen by an independent reviewer, who publishes periodic reports detailing the Firm’s compliance with the obligations.

JPMorgan Chase & Co./2017 Annual Report	61

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

Selected income statement data
Year ended December 31,
(in millions)	2017	2016	2015
Revenue
Investment banking fees	$7,192	$6,424	$6,736
Principal transactions	10,873	11,089	9,905
Lending- and deposit-related fees	1,531	1,581	1,573
Asset management, administration and commissions	4,207	4,062	4,467
All other income	572	1,169	1,012
Noninterest revenue	24,375	24,325	23,693
Net interest income	10,118	10,891	9,849
Total net revenue(a)(b)	34,493	35,216	33,542

Provision for credit losses	(45)	563	332

Noninterest expense
Compensation expense	9,535	9,546	9,973
Noncompensation expense	9,708	9,446	11,388
Total noninterest expense	19,243	18,992	21,361
Income before income tax expense	15,295	15,661	11,849
Income tax expense	4,482	4,846	3,759
Net income(a)	$10,813	$10,815	$8,090

(a)
The full year 2017 results reflect the impact of the enactment of the TCJA including a decrease to net revenue of $259 million and a benefit to net income of $141 million. For additional information related to the impact of the TCJA, see Note 24.

(b)
Included tax-equivalent adjustments, predominantly due to income tax credits related to alternative energy investments; income tax credits and amortization of the cost of investments in affordable housing projects; and tax-exempt income from municipal bonds of $2.4 billion, $2.0 billion and $1.7 billion for the years ended December 31, 2017, 2016 and 2015, respectively.

Selected income statement data
Year ended December 31,
(in millions, except ratios)	2017	2016	2015
Financial ratios
Return on equity	14%	16%	12%
Overhead ratio	56	54	64
Compensation expense as percentage of total net revenue	28	27	30
Revenue by business
Investment Banking	$6,688	$5,950	$6,376
Treasury Services	4,172	3,643	3,631
Lending	1,429	1,208	1,461
Total Banking	12,289	10,801	11,468
Fixed Income Markets	12,812	15,259	12,592
Equity Markets	5,703	5,740	5,694
Securities Services	3,917	3,591	3,777
Credit Adjustments & Other(a)	(228)	(175)	11
Total Markets & Investor Services	22,204	24,415	22,074
Total net revenue	$34,493	$35,216	$33,542

(a)
Consists primarily of credit valuation adjustments (“CVA”) managed centrally within CIB, funding valuation adjustments (“FVA”) and debit valuation adjustments (“DVA”) on derivatives. Results are primarily reported in principal transactions revenue. Results are presented net of associated hedging activities and net of CVA and FVA amounts allocated to Fixed Income Markets and Equity Markets. For additional information, see Accounting and Reporting Developments on pages 141–144 and Notes 2, 3 and 23.

2017 compared with 2016
Net income was $10.8 billion, flat compared with the prior year, reflecting lower net revenue and higher noninterest expense, offset by a lower provision for credit losses, and a tax benefit resulting from the vesting of employee share-based awards. The current year included a $141 million benefit to net income as a result of the enactment of the TCJA.
Net revenue was $34.5 billion, down 2%.
Banking revenue was $12.3 billion, up 14% compared with the prior year. Investment banking revenue was $6.7 billion, up 12% from the prior year, driven by higher debt and equity underwriting fees. The Firm maintained its #1 ranking for Global Investment Banking fees, according to Dealogic. Debt underwriting fees were $3.6 billion, up 16% driven by a higher share of fees and an overall increase in industry-wide fees; the Firm maintained its #1 ranking globally in fees across high-grade, high-yield, and loan products. Equity underwriting fees were $1.4 billion, up 20% driven by growth in industry-wide issuance including a strong IPO market; the Firm ranked #2 in equity underwriting fees globally. Advisory fees were $2.2 billion, up 2%; the Firm maintained its #2 ranking for M&A. Treasury Services revenue was $4.2 billion, up 15%, driven by the impact of higher interest rates and growth in operating deposits. Lending revenue was $1.4 billion, up

62	JPMorgan Chase & Co./2017 Annual Report

18% from the prior year, reflecting lower fair value losses on hedges of accrual loans.
Markets & Investor Services revenue was $22.2 billion, down 9% from the prior year. Fixed Income Markets revenue was $12.8 billion, down 16%, as lower revenue across products was driven by sustained low volatility, tighter credit spreads, and the impact from the TCJA on tax-oriented investments of $259 million, against a strong prior year. Equity Markets revenue was $5.7 billion, down 1% from the prior year, and included a fair value loss of $143 million on a margin loan to a single client. Excluding the fair value loss, Equity Markets revenue was higher driven by higher revenue in Prime Services and Cash Equities, partially offset by lower revenue in derivatives. Securities Services revenue was $3.9 billion, up 9%, driven by the impact of higher interest rates and deposit growth, as well as higher asset-based fees driven by higher market levels. Credit Adjustments & Other was a loss of $228 million, driven by valuation adjustments.
The provision for credit losses was a benefit of $45 million, which included a net reduction in the allowance for credit losses driven by the Oil & Gas and Metals & Mining portfolios partially offset by a net increase in the allowance for credit losses for a single client. The prior year was an expense of $563 million, which included an addition to the allowance for credit losses driven by the Oil & Gas and Metals & Mining portfolios.
Noninterest expense was $19.2 billion, up 1% compared with the prior year.
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
Markets & Investor Services revenue was $24.4 billion, up 11% from the prior year. Fixed Income Markets revenue was $15.3 billion, up 21% from the prior year, driven by broad strength across products. Rates performance was strong, with increased client activity driven by high issuance-based flows, global political developments, and central bank actions. Credit and Securitized Products revenue improved driven by higher market-making revenue from the secondary market as clients’ risk appetite recovered, and due to increased financing activity. Equity Markets revenue was $5.7 billion, up 1%, compared to a strong prior-year. Securities Services revenue was $3.6 billion, down 5% from the prior year, largely driven by lower fees and commissions. Credit Adjustments and Other was a loss of $175 million driven by valuation adjustments, compared with an $11 million gain in the prior-year, which included funding spread gains on fair value option elected liabilities.
The provision for credit losses was $563 million, compared to $332 million in the prior year, reflecting a higher allowance for credit losses, including the impact of select downgrades within the Oil & Gas portfolio.
Noninterest expense was $19.0 billion, down 11% compared with the prior year, driven by lower legal and compensation expenses.

JPMorgan Chase & Co./2017 Annual Report	63

Management’s discussion and analysis

Selected metrics
As of or for the year ended December 31, (in millions, except headcount)
	2017	2016	2015
Selected balance sheet data (period-end)
Assets	$826,384	$803,511	$748,691
Loans:
Loans retained(a)	108,765	111,872	106,908
Loans held-for-sale and loans at fair value	4,321	3,781	3,698
Total loans	113,086	115,653	110,606
Core loans	112,754	115,243	110,084
Equity	70,000	64,000	62,000
Selected balance sheet data (average)
Assets	$857,060	$815,321	$824,208
Trading assets-debt and equity instruments	342,124	300,606	302,514
Trading assets-derivative receivables	56,466	63,387	67,263
Loans:
Loans retained(a)	108,368	111,082	98,331
Loans held-for-sale and loans at fair value	4,995	3,812	4,572
Total loans	113,363	114,894	102,903
Core loans	113,006	114,455	102,142
Equity	70,000	64,000	62,000

Headcount	51,181	48,748	49,067

(a)	Loans retained includes credit portfolio loans, loans held by consolidated Firm-administered multi-seller conduits, trade finance loans, other held-for-investment loans and overdrafts.

Selected metrics
As of or for the year ended December 31, (in millions, except ratios)
	2017	2016	2015
Credit data and quality statistics
Net charge-offs/(recoveries)	$71	$168	$(19)
Nonperforming assets:
Nonaccrual loans:
Nonaccrual loans retained(a)	812	467	428
Nonaccrual loans held-for-sale and loans at fair value	—	109	10
Total nonaccrual loans	812	576	438
Derivative receivables	130	223	204
Assets acquired in loan satisfactions	85	79	62
Total nonperforming assets	1,027	878	704
Allowance for credit losses:
Allowance for loan losses	1,379	1,420	1,258
Allowance for lending-related commitments	727	801	569
Total allowance for credit losses	2,106	2,221	1,827
Net charge-off/(recovery) rate(b)	0.07%	0.15%	(0.02)%
Allowance for loan losses to period-end loans retained	1.27	1.27	1.18
Allowance for loan losses to period-end loans retained, excluding trade finance and conduits(c)	1.92	1.86	1.88
Allowance for loan losses to nonaccrual loans retained(a)	170	304	294
Nonaccrual loans to total period-end loans	0.72	0.50	0.40

(a)	Allowance for loan losses of $316 million, $113 million and $177 million were held against these nonaccrual loans at December 31, 2017, 2016 and 2015, respectively.

(b)	Loans held-for-sale and loans at fair value were excluded when calculating the net charge-off/(recovery) rate.

(c)
Management uses allowance for loan losses to period-end loans retained, excluding trade finance and conduits, a non-GAAP financial measure, to provide a more meaningful assessment of CIB’s allowance coverage ratio.

Investment banking fees
	Year ended December 31,
(in millions)	2017	2016	2015
Advisory	$2,150	$2,110	$2,133
Equity underwriting	1,396	1,159	1,434
Debt underwriting(a)	3,646	3,155	3,169
Total investment banking fees	$7,192	$6,424	$6,736

(a)	Includes loans syndication.

64	JPMorgan Chase & Co./2017 Annual Report

League table results – wallet share
	2017		2016		2015
Year ended December 31,	Rank	Share	Rank	Share	Rank	Share
Based on fees(a)
Debt, equity and equity-related
Global	#1	7.4%	#1	7.0%	#1	7.6%
U.S.	1	11.2	1	11.9	1	11.5
Long-term debt(b)
Global	1	7.6	1	6.7	1	8.1
U.S.	2	10.9	2	11.1	1	11.7
Equity and equity-related
Global(c)	2	7.1	1	7.4	2	6.9
U.S.	1	11.7	1	13.3	1	11.3
M&A(d)
Global	2	8.6	2	8.3	2	8.4
U.S.	2	9.2	2	9.8	2	9.9
Loan syndications
Global	1	9.5	1	9.3	1	7.5
U.S.	1	11.3	2	11.9	2	10.8
Global investment banking fees (e)	#1	8.1%	#1	7.9%	#1	7.8%

(a)	Source: Dealogic as of January 1, 2018. Reflects the ranking of revenue wallet and market share.

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
Markets revenue
The following table summarizes select income statement data for the Markets businesses. Markets includes both Fixed Income Markets and Equity Markets. Markets revenue consists of principal transactions, fees, commissions and other income, as well as net interest income. The Firm assesses its Markets business performance on a total revenue basis, as offsets may occur across revenue line items. For example, securities that generate net interest income may be risk-managed by derivatives that are recorded in principal transactions. For a description of the composition of these income statement line items, see Notes 6 and 7.
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
For the periods presented below, the predominant source of principal transactions revenue was the amount recognized upon executing new transactions.

	2017			2016			2015
Year ended December 31, (in millions, except where otherwise noted)	Fixed Income Markets	Equity Markets	Total Markets	Fixed Income Markets	Equity Markets	Total Markets	Fixed Income Markets	Equity Markets	Total Markets
Principal transactions	$7,393	$3,855	$11,248	$8,347	$3,130	$11,477	$6,899	$3,038	$9,937
Lending- and deposit-related fees	191	6	197	220	2	222	194	—	194
Asset management, administration and commissions	390	1,635	2,025	388	1,551	1,939	383	1,704	2,087
All other income	436	(21)	415	1,014	13	1,027	854	(84)	770
Noninterest revenue	8,410	5,475	13,885	9,969	4,696	14,665	8,330	4,658	12,988
Net interest income(a)	4,402	228	4,630	5,290	1,044	6,334	4,262	1,036	5,298
Total net revenue	$12,812	$5,703	$18,515	$15,259	$5,740	$20,999	$12,592	$5,694	$18,286
Loss days(b)	4			0			2

(a)	Declines in Markets net interest income in 2017 were driven by higher funding costs.

(b)
Loss days represent the number of days for which Markets posted losses. The loss days determined under this measure differ from the disclosure of daily market risk-related gains and losses for the Firm in the value-at-risk (“VaR”) back-testing discussion on pages 123–125.

JPMorgan Chase & Co./2017 Annual Report	65

Management’s discussion and analysis

Selected metrics
As of or for the year ended December 31, (in millions, except where otherwise noted)	2017	2016	2015
Assets under custody (“AUC”) by asset class (period-end) (in billions):
Fixed Income	$13,043	$12,166	$12,042
Equity	7,863	6,428	6,194
Other(a)	2,563	1,926	1,707
Total AUC	$23,469	$20,520	$19,943
Client deposits and other third party liabilities (average)(b)	$408,911	$376,287	$395,297
Trade finance loans (period-end)	17,947	15,923	19,255

(a)	Consists of mutual funds, unit investment trusts, currencies, annuities, insurance contracts, options and other contracts.

(b)	Client deposits and other third party liabilities pertain to the Treasury Services and Securities Services businesses.

International metrics
Year ended December 31,
(in millions, except where otherwise noted)	2017	2016	2015
Total net revenue(a)
Europe/Middle East/Africa	$11,328	$10,786	$10,894
Asia/Pacific	4,525	4,915	4,901
Latin America/Caribbean	1,125	1,225	1,096
Total international net revenue	16,978	16,926	16,891
North America	17,515	18,290	16,651
Total net revenue	$34,493	$35,216	$33,542

Loans retained (period-end)(a)
Europe/Middle East/Africa	$25,931	$26,696	$24,622
Asia/Pacific	15,248	14,508	17,108
Latin America/Caribbean	6,546	7,607	8,609
Total international loans	47,725	48,811	50,339
North America	61,040	63,061	56,569
Total loans retained	$108,765	$111,872	$106,908

Client deposits and other third-party liabilities (average)(a)(b)
Europe/Middle East/Africa	$154,582	$135,979	$141,062
Asia/Pacific	76,744	68,110	67,111
Latin America/Caribbean	25,419	22,914	23,070
Total international	$256,745	$227,003	$231,243
North America	152,166	149,284	164,054
Total client deposits and other third-party liabilities	$408,911	$376,287	$395,297

AUC (period-end) (in billions)(a)
North America	$13,971	$12,290	$12,034
All other regions	9,498	8,230	7,909
Total AUC	$23,469	$20,520	$19,943

(a)
Total net revenue is based predominantly on the domicile of the client or location of the trading desk, as applicable. Loans outstanding (excluding loans held-for-sale and loans at fair value), client deposits and other third-party liabilities, and AUC are based predominantly on the domicile of the client.

(b)	Client deposits and other third party liabilities pertain to the Treasury Services and Securities Services businesses.

66	JPMorgan Chase & Co./2017 Annual Report

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

Selected income statement data
Year ended December 31, (in millions)	2017	2016	2015
Revenue
Lending- and deposit-related fees	$919	$917	$944
Asset management, administration and commissions	68	69	88
All other income(a)	1,535	1,334	1,333
Noninterest revenue	2,522	2,320	2,365
Net interest income	6,083	5,133	4,520
Total net revenue(b)	8,605	7,453	6,885

Provision for credit losses	(276)	282	442

Noninterest expense
Compensation expense	1,470	1,332	1,238
Noncompensation expense	1,857	1,602	1,643
Total noninterest expense	3,327	2,934	2,881

Income before income tax expense	5,554	4,237	3,562
Income tax expense	2,015	1,580	1,371
Net income	$3,539	$2,657	$2,191

(a)	Includes revenue from investment banking products and commercial card transactions.

(b)
Total net revenue included tax-equivalent adjustments from income tax credits related to equity investments in designated community development entities that provide loans to qualified businesses in low-income communities, as well as tax-exempt income related to municipal financing activities of $699 million, $505 million and $493 million for the years ended December 31, 2017, 2016 and 2015, respectively. The 2017 results reflect the impact of the enactment of the TCJA including a benefit to all other income of $115 million on certain investments in the Community Development Banking business. For additional information related to the impact of the TCJA, see Note 24.

2017 compared with 2016
Net income was $3.5 billion, an increase of 33% compared with the prior year, driven by higher net revenue and a lower provision for credit losses, partially offset by higher noninterest expense.
Net revenue was $8.6 billion, an increase of 15% compared with the prior year. Net interest income was $6.1 billion, an increase of 19% compared with the prior year, driven by higher deposit spreads and loan growth. Noninterest revenue was $2.5 billion, an increase of 9% compared with the prior year, predominantly driven by higher Community Development Banking revenue, including a $115 million benefit for the impact of the TCJA on certain investments, and higher investment banking revenue.
Noninterest expense was $3.3 billion, an increase of 13% driven by hiring of bankers and business-related support staff, investments in technology, and an impairment of approximately $130 million on certain leased equipment, the majority of which was sold subsequent to year-end.
The provision for credit losses was a benefit of $276 million, driven by net reductions in the allowance for credit losses, including in the Oil & Gas, Natural Gas Pipelines and Metals & Mining portfolios. The prior year provision for credit losses was $282 million driven by downgrades in the Oil & Gas portfolio and select client downgrades in other industries.
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

JPMorgan Chase & Co./2017 Annual Report	67

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
Real Estate Banking provides full-service banking to investors and developers of institutional-grade real estate investment properties.
Other primarily includes lending and investment-related activities within the Community Development Banking business.

Selected income statement data (continued)
Year ended December 31, (in millions, except ratios)	2017	2016	2015
Revenue by product
Lending	$4,094	$3,795	$3,429
Treasury services	3,444	2,797	2,581
Investment banking(a)	805	785	730
Other(b)	262	76	145
Total Commercial Banking net revenue	$8,605	$7,453	$6,885

Investment banking revenue, gross(c)	$2,327	$2,286	$2,179

Revenue by client segment
Middle Market Banking(d)	$3,341	$2,848	$2,685
Corporate Client Banking(d)	2,727	2,429	2,205
Commercial Term Lending	1,454	1,408	1,275
Real Estate Banking	604	456	358
Other(b)	479	312	362
Total Commercial Banking net revenue	$8,605	$7,453	$6,885

Financial ratios
Return on equity	17%	16%	15%
Overhead ratio	39	39	42

(a)	Includes total Firm revenue from investment banking products sold to CB clients, net of revenue sharing with the CIB.

(b)
The 2017 results reflect the impact of the enactment of the TCJA including a benefit of $115 million on certain investments in the Community Development Banking business. For additional information related to the impact of the TCJA, see Note 24.

(c)	Represents total Firm revenue from investment banking products sold to CB clients.

(d)
Certain clients were transferred from Middle Market Banking to Corporate Client Banking in the second quarter of 2017. The prior period amounts have been revised to conform with the current period presentation.

68	JPMorgan Chase & Co./2017 Annual Report

Selected metrics
As of or for the year ended December 31, (in millions, except headcount)	2017	2016	2015
Selected balance sheet data (period-end)
Total assets	$221,228	$214,341	$200,700
Loans:
Loans retained	202,400	188,261	167,374
Loans held-for-sale and loans at fair value	1,286	734	267
Total loans	$203,686	$188,995	$167,641
Core loans	203,469	188,673	166,939
Equity	20,000	16,000	14,000

Period-end loans by client segment
Middle Market Banking(a)	$56,965	$53,929	$50,501
Corporate Client Banking(a)	46,963	43,027	37,709
Commercial Term Lending	74,901	71,249	62,860
Real Estate Banking	17,796	14,722	11,234
Other	7,061	6,068	5,337
Total Commercial Banking loans	$203,686	$188,995	$167,641

Selected balance sheet data (average)
Total assets	$217,047	$207,532	$198,076
Loans:
Loans retained	197,203	178,670	157,389
Loans held-for-sale and loans at fair value	909	723	492
Total loans	$198,112	$179,393	$157,881
Core loans	197,846	178,875	156,975
Client deposits and other third-party liabilities	177,018	174,396	191,529
Equity	20,000	16,000	14,000

Average loans by client segment
Middle Market Banking(a)	$55,474	$52,242	$50,334
Corporate Client Banking(a)	46,037	41,756	34,497
Commercial Term Lending	73,428	66,700	58,138
Real Estate Banking	16,525	13,063	9,917
Other	6,648	5,632	4,995
Total Commercial Banking loans	$198,112	$179,393	$157,881

Headcount	9,005	8,365	7,845

(a)
Certain clients were transferred from Middle Market Banking to Corporate Client Banking in the second quarter of 2017. The prior period amounts have been revised to conform with the current period presentation.

Selected metrics
As of or for the year ended December 31, (in millions, except ratios)	2017	2016	2015
Credit data and quality statistics
Net charge-offs/(recoveries)	$39	$163	$21
Nonperforming assets
Nonaccrual loans:
Nonaccrual loans retained(a)	617	1,149	375
Nonaccrual loans held-for-sale and loans at fair value	—	—	18
Total nonaccrual loans	617	1,149	393

Assets acquired in loan satisfactions	3	1	8
Total nonperforming assets	620	1,150	401
Allowance for credit losses:
Allowance for loan losses	2,558	2,925	2,855
Allowance for lending-related commitments	300	248	198
Total allowance for credit losses	2,858	3,173	3,053

Net charge-off/(recovery) rate(b)	0.02%	0.09%	0.01%
Allowance for loan losses to period-end loans retained	1.26	1.55	1.71
Allowance for loan losses to nonaccrual loans retained(a)	415	255	761
Nonaccrual loans to period-end total loans	0.30	0.61	0.23

(a)	Allowance for loan losses of $92 million, $155 million and $64 million was held against nonaccrual loans retained at December 31, 2017, 2016 and 2015, respectively.

(b)	Loans held-for-sale and loans at fair value were excluded when calculating the net charge-off/(recovery) rate.

JPMorgan Chase & Co./2017 Annual Report	69

Management’s discussion and analysis

ASSET & WEALTH MANAGEMENT

Asset & Wealth Management, with client assets of $2.8 trillion, is a global leader in investment and wealth management. AWM clients include institutions, high-net-worth individuals and retail investors in many major markets throughout the world. AWM offers investment management across most major asset classes including equities, fixed income, alternatives and money market funds. AWM also offers multi-asset investment management, providing solutions for a broad range of clients’ investment needs. For Wealth Management clients, AWM also provides retirement products and services, brokerage and banking services including trusts and estates, loans, mortgages and deposits. The majority of AWM’s client assets are in actively managed portfolios.

Selected income statement data
Year ended December 31, (in millions, except ratios and headcount)	2017	2016	2015
Revenue
Asset management, administration and commissions	$8,946	$8,414	$9,175
All other income	593	598	388
Noninterest revenue	9,539	9,012	9,563
Net interest income	3,379	3,033	2,556
Total net revenue	12,918	12,045	12,119

Provision for credit losses	39	26	4

Noninterest expense
Compensation expense	5,318	5,065	5,113
Noncompensation expense	3,983	3,413	3,773
Total noninterest expense	9,301	8,478	8,886

Income before income tax expense	3,578	3,541	3,229
Income tax expense	1,241	1,290	1,294
Net income	$2,337	$2,251	$1,935

Revenue by line of business
Asset Management	$6,340	$5,970	$6,301
Wealth Management	6,578	6,075	5,818
Total net revenue	$12,918	$12,045	$12,119

Financial ratios
Return on common equity	25%	24%	21%
Overhead ratio	72	70	73
Pre-tax margin ratio:
Asset Management	25	31	31
Wealth Management	30	28	22
Asset & Wealth Management	28	29	27

Headcount	22,975	21,082	20,975

Number of Wealth Management client advisors	2,605	2,504	2,778

2017 compared with 2016
Net income was $2.3 billion, an increase of 4% compared with the prior year, reflecting higher revenue and a tax benefit resulting from the vesting of employee share-based awards, offset by higher noninterest expense.
Net revenue was $12.9 billion, an increase of 7%. Net interest income was $3.4 billion, up 11%, driven by higher deposit spreads. Noninterest revenue was $9.5 billion, up 6%, driven by higher market levels, partially offset by the absence of a gain in the prior year on the disposal of an asset.
Revenue from Asset Management was $6.3 billion, up 6% from the prior year, driven by higher market levels, partially offset by the absence of a gain in prior year on the disposal of an asset. Revenue from Wealth Management was $6.6 billion, up 8% from the prior year, reflecting higher net interest income from higher deposit spreads.
Noninterest expense was $9.3 billion, an increase of 10%, predominantly driven by higher legal expense and compensation expense on higher revenue and headcount.
2016 compared with 2015
Net income was $2.3 billion, a decrease of 16% compared with the prior year, reflecting lower noninterest expense, predominantly offset by lower net revenue.
Net revenue was $12.0 billion, a decrease of 1%. Net interest income was $3.0 billion, up 19%, driven by higher loan balances and spreads. Noninterest revenue was $9.0 billion, a decrease of 6%, reflecting the impact of lower average equity market levels, a reduction in revenue related to the disposal of assets at the beginning of 2016, and lower performance fees and placement fees.
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

70	JPMorgan Chase & Co./2017 Annual Report

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

• Percentage of mutual fund assets under management in funds ranked in the 1st or 2nd quartile (one, three and five years): All quartile rankings, the assigned peer categories and the asset values used to derive this analysis are sourced from the fund ranking providers mentioned in footnote (c). Quartile rankings are done on the net-of-fee absolute return of each fund. The data providers re-denominate the asset values into U.S. dollars. This % of AUM is based on fund performance and associated peer rankings at the share class level for U.S. domiciled funds, at a “primary share class” level to represent the quartile ranking of the U.K., Luxembourg and Hong Kong funds and at the fund level for all other funds. The “primary share class”, as defined by Morningstar, denotes the share class recommended as being the best proxy for the portfolio and in most cases will be the most retail version (based upon annual management charge, minimum investment, currency and other factors). Where peer group rankings given for a fund are in more than one “primary share class” territory both rankings are included to reflect local market competitiveness (applies to “Offshore Territories” and “HK SFC Authorized” funds only). The performance data could have been different if all funds/accounts would have been included. Past performance is not indicative of future results.

Selected metrics
As of or for the year ended December 31, (in millions, except ranking data and ratios)	2017	2016	2015
% of JPM mutual fund assets rated as 4- or 5-star(a)(b)	60%	63%	52%
% of JPM mutual fund assets ranked in 1st or 2nd quartile:(c)
1 year	64	54	62
3 years	75	72	78
5 years(b)	83	79	79

Selected balance sheet data (period-end)
Total assets	$151,909	$138,384	$131,451
Loans	130,640	118,039	111,007
Core loans	130,640	118,039	111,007
Deposits	146,407	161,577	146,766
Equity	9,000	9,000	9,000

Selected balance sheet data (average)
Total assets	$144,206	$132,875	$129,743
Loans	123,464	112,876	107,418
Core loans	123,464	112,876	107,418
Deposits	148,982	153,334	149,525
Equity	9,000	9,000	9,000

Credit data and quality statistics
Net charge-offs	$14	$16	$12
Nonaccrual loans	375	390	218
Allowance for credit losses:
Allowance for loan losses	290	274	266
Allowance for lending-related commitments	10	4	5
Total allowance for credit losses	300	278	271
Net charge-off rate	0.01%	0.01%	0.01%
Allowance for loan losses to period-end loans	0.22	0.23	0.24
Allowance for loan losses to nonaccrual loans	77	70	122
Nonaccrual loans to period-end loans	0.29	0.33	0.20

(a)
Represents the “overall star rating” derived from Morningstar for the U.S., the U.K., Luxembourg, Hong Kong and Taiwan domiciled funds; and Nomura “star rating” for Japan domiciled funds. Includes only Asset Management retail open-ended mutual funds that have a rating. Excludes money market funds, Undiscovered Managers Fund, and Brazil domiciled funds.

(b)	The prior period amounts have been revised to conform with the current period presentation.

(c)
Quartile ranking sourced from: Lipper for the U.S. and Taiwan domiciled funds; Morningstar for the U.K., Luxembourg and Hong Kong domiciled funds; Nomura for Japan domiciled funds and Fund Doctor for South Korea domiciled funds. Includes only Asset Management retail open-ended mutual funds that are ranked by the aforementioned sources. Excludes money market funds, Undiscovered Managers Fund, and Brazil domiciled funds.

JPMorgan Chase & Co./2017 Annual Report	71

Management’s discussion and analysis

Client assets
2017 compared with 2016
Client assets were $2.8 trillion, an increase of 14% compared with the prior year. Assets under management were $2.0 trillion, an increase of 15% from the prior year reflecting higher market levels, and net inflows into long-term and liquidity products.
2016 compared with 2015
Client assets were $2.5 trillion, an increase of 4% compared with the prior year. Assets under management were $1.8 trillion, an increase of 3% from the prior year reflecting inflows into both liquidity and long-term products and the effect of higher market levels, partially offset by asset sales at the beginning of 2016.

Client assets
December 31, (in billions)	2017	2016	2015
Assets by asset class
Liquidity(a)	$459	$436	$430
Fixed income(a)	474	420	376
Equity	428	351	353
Multi-asset and alternatives	673	564	564
Total assets under management	2,034	1,771	1,723
Custody/brokerage/ administration/deposits	755	682	627
Total client assets	$2,789	$2,453	$2,350

Memo:
Alternatives client assets(b)	$166	$154	$172

Assets by client segment
Private Banking	$526	$435	$437
Institutional	968	869	816
Retail	540	467	470
Total assets under management	$2,034	$1,771	$1,723

Private Banking	$1,256	$1,098	$1,050
Institutional	990	886	824
Retail	543	469	476
Total client assets	$2,789	$2,453	$2,350

(a)	The prior period amounts have been revised to conform with the current period presentation.

(b)	Represents assets under management, as well as client balances in brokerage accounts.

Client assets (continued)
Year ended December 31, (in billions)	2017	2016	2015
Assets under management rollforward
Beginning balance	$1,771	$1,723	$1,744
Net asset flows:
Liquidity	9	24	—
Fixed income	36	30	(8)
Equity	(11)	(29)	1
Multi-asset and alternatives	43	22	22
Market/performance/other impacts	186	1	(36)
Ending balance, December 31	$2,034	$1,771	$1,723

Client assets rollforward
Beginning balance	$2,453	$2,350	$2,387
Net asset flows	93	63	27
Market/performance/other impacts	243	40	(64)
Ending balance, December 31	$2,789	$2,453	$2,350

International metrics
Year ended December 31, (in billions, except where otherwise noted)	2017	2016	2015
Total net revenue (in millions)(a)
Europe/Middle East/Africa	$2,021	$1,849	$1,946
Asia/Pacific	1,162	1,077	1,130
Latin America/Caribbean	844	726	795
Total international net revenue	4,027	3,652	3,871

North America	8,891	8,393	8,248
Total net revenue	$12,918	$12,045	$12,119

Assets under management
Europe/Middle East/Africa	$384	$309	$302
Asia/Pacific	160	123	123
Latin America/Caribbean	61	45	45
Total international assets under management	605	477	470

North America	1,429	1,294	1,253
Total assets under management	$2,034	$1,771	$1,723

Client assets
Europe/Middle East/Africa	$441	$359	$351
Asia/Pacific	225	177	173
Latin America/Caribbean	154	114	110
Total international client assets	820	650	634

North America	1,969	1,803	1,716
Total client assets	$2,789	$2,453	$2,350

(a)	Regional revenue is based on the domicile of the client.

72	JPMorgan Chase & Co./2017 Annual Report

CORPORATE

The Corporate segment consists of Treasury and Chief Investment Office and Other Corporate, which includes corporate staff units and expense that is centrally managed. Treasury and CIO is predominantly responsible for measuring, monitoring, reporting and managing the Firm’s liquidity, funding and structural interest rate and foreign exchange risks, as well as executing the Firm’s capital plan. The major Other Corporate units include Real Estate, Enterprise Technology, Legal, Finance, Human Resources, Internal Audit, Risk Management, Compliance, Oversight & Controls, Corporate Responsibility and various Other Corporate groups.

Selected income statement data
Year ended December 31, (in millions, except headcount)	2017	2016	2015
Revenue
Principal transactions	$284	$210	$41
Securities gains/(losses)	(66)	140	190
All other income/(loss)(a)	867	588	569
Noninterest revenue	1,085	938	800
Net interest income	55	(1,425)	(533)
Total net revenue(b)	1,140	(487)	267

Provision for credit losses	—	(4)	(10)

Noninterest expense(c)	501	462	977
Income/(loss) before income tax benefit	639	(945)	(700)
Income tax expense/(benefit)	2,282	(241)	(3,137)
Net income/(loss)	$(1,643)	$(704)	$2,437
Total net revenue
Treasury and CIO	566	(787)	(493)
Other Corporate	574	300	760
Total net revenue	$1,140	$(487)	$267
Net income/(loss)
Treasury and CIO	60	(715)	(235)
Other Corporate	(1,703)	11	2,672
Total net income/(loss)	$(1,643)	$(704)	$2,437

Total assets (period-end)	$781,478	$799,426	$768,204
Loans (period-end)	1,653	1,592	2,187
Core loans(d)	1,653	1,589	2,182
Headcount	35,261	32,358	29,617

(a)	Included revenue related to a legal settlement of $645 million for the year ended December 31, 2017.

(b)
Included tax-equivalent adjustments, predominantly due to tax-exempt income from municipal bond investments of $905 million, $885 million and $839 million for the years ended December 31, 2017, 2016 and 2015, respectively.

(c)	Included legal expense/(benefit) of $(593) million, $(385) million and $832 million for the years ended December 31, 2017, 2016 and 2015, respectively.

(d)	Average core loans were $1.6 billion, $1.9 billion and $2.5 billion for the years ended December 31, 2017, 2016 and 2015, respectively.

2017 compared with 2016
Net loss was $1.6 billion, compared with a net loss of $704 million in the prior year. The current year net loss included a $2.7 billion increase to income tax expense related to the impact of the TCJA.
Net revenue was $1.1 billion, compared with a loss of $487 million in the prior year. The increase in current year net revenue was driven by a $645 million benefit from a legal settlement with the FDIC receivership for Washington Mutual and with Deutsche Bank as trustee of certain Washington Mutual trusts and by the net impact of higher interest rates.
Net interest income was $55 million, compared with a loss of $1.4 billion in the prior year. The gain in the current year was primarily driven by higher interest income on deposits with banks due to higher interest rates and balances, partially offset by higher interest expense on long-term debt primarily driven by higher interest rates.
2016 compared with 2015
Net loss was $704 million, compared with net income of $2.4 billion in the prior year.
Net revenue was a loss of $487 million, compared with a gain of $267 million in the prior year. The prior year included a $514 million benefit from a legal settlement.
Net interest income was a loss of $1.4 billion, compared with a loss of $533 million in the prior year. The loss in the current year was primarily driven by higher interest expense on long-term debt and lower investment securities balances during the year, partially offset by higher interest income on deposits with banks and securities purchased under resale agreements as a result of higher interest rates.
Noninterest expense was $462 million, a decrease of $515 million from the prior year driven by lower legal expense, partially offset by higher compensation expense.
The prior year reflected tax benefits of $2.6 billion predominantly from the resolution of various tax audits.

JPMorgan Chase & Co./2017 Annual Report	73

Management’s discussion and analysis

Treasury and CIO overview
Treasury and CIO is predominantly responsible for measuring, monitoring, reporting and managing the Firm’s liquidity, funding and structural interest rate and foreign exchange risks, as well as executing the Firm’s capital plan. The risks managed by Treasury and CIO arise from the activities undertaken by the Firm’s four major reportable business segments to serve their respective client bases, which generate both on- and off-balance sheet assets and liabilities.
Treasury and CIO seek to achieve the Firm’s asset-liability management objectives generally by investing in high-quality securities that are managed for the longer-term as part of the Firm’s investment securities portfolio. Treasury and CIO also use derivatives to meet the Firm’s asset-liability management objectives. For further information on derivatives, see Note 5. The investment securities portfolio primarily consists of agency and nonagency mortgage-backed securities, U.S. and non-U.S. government securities, obligations of U.S. states and municipalities, other ABS and corporate debt securities. At December 31, 2017, the investment securities portfolio was $248.0 billion, and the average credit rating of the securities comprising the portfolio was AA+ (based upon external ratings where available and where not available, based primarily upon internal ratings that correspond to ratings as defined by S&P and Moody’s). See Note 10 for further information on the details of the Firm’s investment securities portfolio.
For further information on liquidity and funding risk, see Liquidity Risk Management on pages 92–97. For information on interest rate, foreign exchange and other risks, see Market Risk Management on pages 121-128.

Selected income statement and balance sheet data
As of or for the year ended December 31, (in millions)	2017	2016	2015
Securities gains/(losses)	$(78)	$132	$190
AFS investment securities (average)	219,345	226,892	264,758
HTM investment securities (average)	47,927	51,358	50,044
Investment securities portfolio (average)	267,272	278,250	314,802
AFS investment securities (period-end)	200,247	236,670	238,704
HTM investment securities (period-end)	47,733	50,168	49,073
Investment securities portfolio (period–end)	247,980	286,838	287,777

74	JPMorgan Chase & Co./2017 Annual Report

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

Firmwide Risk Management is overseen and managed on an enterprise-wide basis. The Firm’s approach to risk management involves understanding drivers of risks, risk types, and impacts of risks.
Drivers of risk include, but are not limited to, the economic environment, regulatory or government policy, competitor or market evolution, business decisions, process or judgment error, deliberate wrongdoing, dysfunctional markets, and natural disasters.
The Firm’s risks are generally categorized in the following four risk types:

•	Strategic risk is the risk associated with the Firm’s current and future business plans and objectives, including capital risk, liquidity risk, and the impact to the Firm’s reputation.

•
Credit and investment risk is the risk associated with the default or change in credit profile of a client, counterparty or customer; or loss of principal or a reduction in expected returns on investments, including consumer credit risk, wholesale credit risk, and investment portfolio risk.

•
Market risk is the risk associated with the effect of changes in market factors, such as interest and foreign exchange rates, equity and commodity prices, credit spreads or implied volatilities, on the value of assets and liabilities held for both the short and long term.

•
Operational risk is the risk associated with inadequate or failed internal processes, people and systems, or from external events and includes compliance risk, conduct risk, legal risk, and estimations and model risk.

There may be many consequences of risks manifesting, including quantitative impacts such as reduction in earnings and capital, liquidity outflows, and fines or penalties, or qualitative impacts, such as reputation damage, loss of clients, and regulatory and enforcement actions.

JPMorgan Chase & Co./2017 Annual Report	75

Management’s discussion and analysis

The Firm has established Firmwide risk management functions to manage different risk types. The scope of a particular risk management function may include multiple risk types. For example, the Firm’s Country Risk Management function oversees country risk which may be a driver of risk or an aggregation of exposures that could give rise to multiple risk types such as credit or market risk. The following sections discuss how the Firm manages the key risks that are inherent in its business activities.

Risk Oversight	Definition	Page references
Strategic risk	The risk associated with the Firm’s current and future business plans and objectives.	81
Capital risk
The risk that the Firm has an insufficient level and composition of capital to support the Firm’s business activities and associated risks during normal economic environments and under stressed conditions.
		82–91
Liquidity risk
The risk that the Firm will be unable to meet its contractual and contingent financial obligations as they arise or that it does not have the appropriate amount, composition and tenor of funding and liquidity to support its assets and liabilities.

		92–97
Reputation risk	The potential that an action, inaction, transaction, investment or event will reduce trust in the Firm’s integrity or competence by its various constituents, including clients, counterparties, investors, regulators, employees and the broader public.	98
Consumer credit risk	The risk associated with the default or change in credit profile of a customer.	102–107
Wholesale credit risk	The risk associated with the default or change in credit profile of a client or counterparty.	108–116
Investment portfolio risk	The risk associated with the loss of principal or a reduction in expected returns on investments arising from the investment securities portfolio held by Treasury and CIO in connection with the Firm’s balance sheet or asset-liability management objectives or from principal investments managed in various lines of business in predominantly privately-held financial assets and instruments.	120
Market risk
The risk associated with the effect of changes in market factors, such as interest and foreign exchange rates, equity and commodity prices, credit spreads or implied volatilities, on the value of assets and liabilities held for both the short and long term.

		121–128
Country risk
The framework for monitoring and assessing how financial, economic, political or other significant developments adversely affect the value of the Firm’s exposures related to a particular country or set of countries.

		129–130
Operational risk	The risk associated with inadequate or failed internal processes, people and systems, or from external events.	131–133
Compliance risk	The risk of failure to comply with applicable laws, rules, and regulations.	134
Conduct risk	The risk that any action or inaction by an employee of the Firm could lead to unfair client/customer outcomes, compromise the Firm’s reputation, impact the integrity of the markets in which the Firm operates, or reflect poorly on the Firm’s culture.	135
Legal risk	The risk of loss primarily caused by the actual or alleged failure to meet legal obligations that arise from the rule of law in jurisdictions in which the Firm operates, agreements with clients and customers, and products and services offered by the Firm.	136
Estimations and Model risk	The risk of the potential for adverse consequences from decisions based on incorrect or misused estimation outputs.	137

76	JPMorgan Chase & Co./2017 Annual Report

Governance and oversight
The Firm’s overall appetite for risk is governed by a “Risk Appetite” framework. The framework and the Firm’s risk appetite are set and approved by the Firm’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Chief Risk Officer (“CRO”). LOB-level risk appetite is set by the respective LOB CEO, CFO and CRO and is approved by the Firm’s CEO, CFO and CRO. Quantitative parameters and qualitative factors are used to monitor and measure the Firm’s capacity to take risk consistent with its stated risk appetite. Quantitative parameters have been established to assess select strategic risks, credit risks and market risks. Qualitative factors have been established for select operational risks, and for reputation risks. Risk Appetite results are reported quarterly to the Board of Directors’ Risk Policy Committee (“DRPC”).
The Firm has an Independent Risk Management (“IRM”) function, which consists of the Risk Management and Compliance organizations. The CEO appoints, subject to DRPC approval, the Firm’s CRO to lead the IRM organization and manage the risk governance framework of the Firm. The framework is subject to approval by the DRPC in the form of the primary risk management policies. The Chief Compliance Officer (“CCO”), who reports to the CRO, is also responsible for reporting to the Audit Committee for the Global Compliance Program. The Firm’s Global Compliance Program focuses on overseeing compliance with laws, rules and regulations applicable to the Firm’s products and services to clients and counterparties.

The Firm places reliance on each of its LOBs and other functional areas giving rise to risk. Each LOB and other functional area giving rise to risk is expected to operate within the parameters identified by the IRM function, and within its own management-identified risk and control standards. The LOBs, inclusive of LOB aligned Operations, Technology and Oversight & Controls, are the “first line of defense” in identifying and managing the risk in their activities, including but not limited to applicable laws, rules and regulations.
The IRM function is independent of the businesses and forms “the second line of defense”. The IRM function sets and oversees various standards for the risk governance framework, including risk policy, identification, measurement, assessment, testing, limit setting, monitoring and reporting, and conducts independent challenge of adherence to such standards.
The Internal Audit function operates independently from other parts of the Firm and performs independent testing and evaluation of firmwide processes and controls across the entire enterprise as the Firm’s “third line of defense” in managing risk. The Internal Audit Function is headed by the General Auditor, who reports to the Audit Committee.
In addition, there are other functions that contribute to the firmwide control environment including Finance, Human Resources, Legal, and Corporate Oversight & Control.

JPMorgan Chase & Co./2017 Annual Report	77

Management’s discussion and analysis

The independent status of the IRM function is supported by a governance structure that provides for escalation of risk issues to senior management, the Firmwide Risk Committee, and the Board of Directors, as appropriate.
The chart below illustrates the Board of Directors and key senior management level committees in the Firm’s risk governance structure. In addition, there are other committees, forums and paths of escalation that support the oversight of risk, not shown in the chart below.
The Firm’s Operating Committee, which consists of the Firm’s CEO, CRO, CFO and other senior executives, is the ultimate management escalation point in the Firm and may refer matters to the Firm’s Board of Directors. The Operating Committee is accountable to the Firm’s Board of Directors.
The Board of Directors provides oversight of risk principally through the DRPC, the Audit Committee and, with respect to compensation and other management-related matters, the Compensation & Management Development Committee. Each committee of the Board oversees reputation risk and conduct risk issues within its scope of responsibility.

The Directors’ Risk Policy Committee of the Board oversees the Firm’s global risk management framework and approves the primary risk management policies of the Firm. The Committee’s responsibilities include oversight of management’s exercise of its responsibility to assess and manage the Firm’s risks, and its capital and liquidity planning and analysis. Breaches in risk appetite, liquidity issues that may have a material adverse impact on the Firm and other significant risk-related matters are escalated to the DRPC.

78	JPMorgan Chase & Co./2017 Annual Report

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
The Compensation & Management Development Committee (“CMDC”) assists the Board in its oversight of the Firm’s compensation programs and reviews and approves the Firm’s overall compensation philosophy, incentive compensation pools, and compensation practices consistent with key business objectives and safety and soundness. The CMDC reviews Operating Committee members’ performance against their goals, and approves their compensation awards. The CMDC also periodically reviews the Firm’s diversity programs and management development and succession planning, and provides oversight of the Firm’s culture and conduct programs.
Among the Firm’s senior management-level committees that are primarily responsible for key risk-related functions are:
The Firmwide Risk Committee (“FRC”) is the Firm’s highest management-level risk committee. It provides oversight of the risks inherent in the Firm’s businesses. The FRC is co-chaired by the Firm’s CEO and CRO. The FRC serves as an escalation point for risk topics and issues raised by its members, the Line of Business Risk Committees, Firmwide Control Committee, Firmwide Fiduciary Risk Governance Committee, Firmwide Estimations Risk Committee, Culture and Conduct Risk Committee and regional Risk Committees, as appropriate. The FRC escalates significant issues to the DRPC, as appropriate.
The Firmwide Control Committee (“FCC”) provides a forum for senior management to review and discuss firmwide operational risks, including existing and emerging issues and operational risk metrics, and to review operational risk management execution in the context of the Operational Risk Management Framework (“ORMF”). The ORMF provides the framework for the governance, risk identification and assessment, measurement, monitoring and reporting of operational risk. The FCC is co-chaired by the Chief Control Officer and the Firmwide Risk Executive for Operational Risk Governance. The FCC relies on the prompt escalation of operational risk and control issues from businesses and functions as the primary owners of the operational risk. Operational risk and control issues may be escalated by business or function control committees to the FCC, which in turn, may escalate to the FRC, as appropriate.

The Firmwide Fiduciary Risk Governance Committee (“FFRGC”) is a forum for risk matters related to the Firm’s fiduciary activities. The FFRGC oversees the firmwide fiduciary risk governance framework, which supports the consistent identification and escalation of fiduciary risk issues by the relevant lines of business; approves risk or compliance policy exceptions requiring FFRGC approval; approves the scope and/or expansion of the Firm’s fiduciary framework; and reviews metrics to track fiduciary activity and issue resolution Firmwide. The FFRGC is co-chaired by the Asset Management CEO and the Asset & Wealth Management CRO. The FFRGC escalates significant fiduciary issues to the FRC, the DRPC and the Audit Committee, as appropriate.
The Firmwide Estimations Risk Committee (“FERC”) reviews and oversees governance and execution activities related to models and certain analytical and judgment based estimations, such as those used in risk management, budget forecasting and capital planning and analysis. The FERC is chaired by the Firmwide Risk Executive for Model Risk Governance and Review. The FERC serves as an escalation channel for relevant topics and issues raised by its members and the Line of Business Estimation Risk Committees. The FERC escalates significant issues to the FRC, as appropriate.
The Culture and Conduct Risk Committee (“CCRC”) provides oversight of culture and conduct initiatives to develop a more holistic view of conduct risks and to connect key programs across the Firm to identify opportunities and emerging areas for focus. The CCRC is co-chaired by the Chief Culture & Conduct Officer and the Conduct Risk Compliance Executive. The CCRC escalates significant issues to the FRC, as appropriate.
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
In addition, each line of business and function is required to have a Control Committee. These control committees oversee the control environment of their respective business or function. As part of that mandate, they are responsible for reviewing data which indicates the quality and stability of the processes in a business or function, reviewing key operational risk issues and focusing on processes with shortcomings and overseeing process remediation. These committees escalate issues to the FCC, as appropriate.

JPMorgan Chase & Co./2017 Annual Report	79

Management’s discussion and analysis

The Firmwide Asset Liability Committee (“ALCO”), chaired by the Firm’s Treasurer and Chief Investment Officer under the direction of the CFO, monitors the Firm’s balance sheet, liquidity risk and structural interest rate risk. ALCO reviews the Firm’s overall structural interest rate risk position, and the Firm’s funding requirements and strategy. ALCO is responsible for reviewing and approving the Firm’s Funds Transfer Pricing Policy (through which lines of business “transfer” interest rate risk and liquidity risk to Treasury and CIO), the Firm’s Intercompany Funding and Liquidity Policy and the Firm’s Contingency Funding Plan.
The Firmwide Capital Governance Committee, chaired by the Head of the Regulatory Capital Management Office, is responsible for reviewing the Firm’s Capital Management Policy and the principles underlying capital issuance and distribution alternatives and decisions. The Committee oversees the capital adequacy assessment process, including the overall design, scenario development and macro assumptions, and ensures that capital stress test programs are designed to adequately capture the risks specific to the Firm’s businesses.
The Firmwide Valuation Governance Forum (“VGF”) is composed of senior finance and risk executives and is responsible for overseeing the management of risks arising from valuation activities conducted across the Firm. The VGF is chaired by the Firmwide head of the Valuation Control Group (“VCG”) under the direction of the Firm’s Controller, and includes sub-forums covering the Corporate & Investment Bank, Consumer & Community Banking, Commercial Banking, Asset & Wealth Management and certain corporate functions, including Treasury and CIO.
In addition, the JPMorgan Chase Bank, N.A. Board of Directors is responsible for the oversight of management of the Bank. The JPMorgan Chase Bank, N.A. Board accomplishes this function acting directly and through the principal standing committees of the Firm’s Board of Directors. Risk and control oversight on behalf of JPMorgan Chase Bank N.A. is primarily the responsibility of the DRPC and the Audit Committee of the Firm’s Board of Directors, respectively, and, with respect to compensation and other management-related matters, the Compensation & Management Development Committee of the Firm’s Board of Directors.
Risk Identification
The Firm has a Risk Identification process in which the first line of defense identifies material risks inherent to the Firm, catalogs them in a central repository and reviews the most material risks on a regular basis. The second line of defense, at a firmwide level, establishes the risk identification framework, coordinates the process, maintains the central repository and reviews and challenges the first line’s identification of risks.

80	JPMorgan Chase & Co./2017 Annual Report

STRATEGIC RISK MANAGEMENT
Strategic risk is the risk associated with the Firm’s current and future business plans and objectives. Strategic risk includes the risk to current or anticipated earnings, capital, liquidity, enterprise value, or the Firm’s reputation arising from adverse business decisions, poor implementation of business decisions, or lack of responsiveness to changes in the industry or external environment.
Overview
The Operating Committee and the senior leadership of each LOB are responsible for managing the Firm’s most significant strategic risks. Strategic risks are overseen by IRM through participation in business reviews, LOB senior management committees, ongoing management of the Firm’s risk appetite and limit framework, and other relevant governance forums. The Board of Directors oversees management’s strategic decisions, and the DRPC oversees IRM and the Firm’s risk management framework.
The Firm’s strategic planning process, which includes the development and execution of strategic priorities and initiatives by the Operating Committee and the management teams of the lines of business, is an important process for managing the Firm’s strategic risk. Guided by the Firm’s How We Do Business (“HWDB”) principles, the strategic priorities and initiatives are updated annually and include evaluating performance against prior year initiatives, assessment of the operating environment, refinement of existing strategies and development of new strategies.
These strategic priorities and initiatives are then incorporated in the Firm’s budget, and are reviewed by the Board of Directors.
In the process of developing the strategic initiatives, line of business leadership identify the strategic risks associated with their strategic initiatives and those risks are incorporated into the Firmwide Risk Identification process and monitored and assessed as part of the Firmwide Risk Appetite framework. For further information on Risk Identification, see Enterprise-Wide Risk Management on page 75. For further information on the Risk Appetite framework see, Enterprise-Wide Risk Management on page 77.

The Firm’s balance sheet strategy, which focuses on risk-adjusted returns, strong capital and robust liquidity, is key to management of strategic risk. For further information on capital risk, see Capital Risk Management on pages 82–91. For further information on liquidity risk see, Liquidity Risk Management on pages 92–97
For further information on reputation risk, see Reputation Risk Management on page 98.
Governance and oversight
The Firm’s Operating Committee defines the most significant strategic priorities and initiatives, including those of the Firm, the LOBs and the Corporate functions, for the coming year and evaluates performance against the prior year. As part of the strategic planning process, IRM conducts a qualitative assessment of those significant initiatives to determine the impact on the risk profile of the Firm. The Firm’s priorities, initiatives and IRM’s assessment are provided to the Board for its review.
As part of its ongoing oversight and management of risk across the Firm, IRM is regularly engaged in significant discussions and decision-making across the Firm, including decisions to pursue new business opportunities or modify or exit existing businesses.

JPMorgan Chase & Co./2017 Annual Report	81

Management’s discussion and analysis

CAPITAL RISK MANAGEMENT
Capital risk is the risk the Firm has an insufficient level and composition of capital to support the Firm’s business activities and associated risks during normal economic environments and under stressed conditions.
A strong capital position is essential to the Firm’s business strategy and competitive position. Maintaining a strong balance sheet to manage through economic volatility is considered a strategic imperative of the Firm’s Board of Directors, CEO and Operating Committee. The Firm’s fortress balance sheet philosophy focuses on risk-adjusted returns, strong capital and robust liquidity. The Firm’s capital risk management strategy focuses on maintaining long-term stability to enable it to build and invest in market-leading businesses, even in a highly stressed environment. Senior management considers the implications on the Firm’s capital prior to making decisions that could impact future business activities. In addition to considering the Firm’s earnings outlook, senior management evaluates all sources and uses of capital with a view to preserving the Firm’s capital strength.
The Firm’s capital risk management objectives are to hold capital sufficient to:

•	Maintain “well-capitalized” status for the Firm and its insured depository institution (“IDI”) subsidiaries;

•	Support risks underlying business activities;

•	Maintain sufficient capital in order to continue to build and invest in its businesses through the cycle and in stressed environments;

•	Retain flexibility to take advantage of future investment opportunities;

•	Serve as a source of strength to its subsidiaries;

•	Meet capital distribution objectives; and

•	Maintain sufficient capital resources to operate throughout a resolution period in accordance with the Firm’s preferred resolution strategy.

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

82	JPMorgan Chase & Co./2017 Annual Report

The following tables present the Firm’s Transitional and Fully Phased-In risk-based and leverage-based capital metrics under both the Basel III Standardized and Advanced Approaches. The Firm’s Basel III ratios exceed both the Transitional and Fully Phased-In regulatory minimums as of December 31, 2017 and 2016. For further discussion of these capital metrics, including regulatory minimums, and the Standardized and Advanced Approaches, refer to Strategy and Governance on pages 84–88.

	Transitional			Fully Phased-In
December 31, 2017 (in millions, except ratios)	Standardized	Advanced	Minimum capital ratios	Standardized	Advanced	Minimum capital ratios
Risk-based capital metrics:
CET1 capital	$183,300	$183,300		$183,244	$183,244
Tier 1 capital	208,644	208,644		208,564	208,564
Total capital	238,395	227,933		237,960	227,498
Risk-weighted assets	1,499,506	1,435,825		1,509,762	1,446,696
CET1 capital ratio	12.2%	12.8%	7.5%	12.1%	12.7%	10.5%
Tier 1 capital ratio	13.9	14.5	9.0	13.8	14.4	12.0
Total capital ratio	15.9	15.9	11.0	15.8	15.7	14.0
Leverage-based capital metrics:
Adjusted average assets(a)	$2,514,270	$2,514,270		$2,514,822	$2,514,822
Tier 1 leverage ratio(b)	8.3%	8.3%	4.0%	8.3%	8.3%	4.0%
Total leverage exposure	NA	$3,204,463		NA	$3,205,015
SLR(c)	NA	6.5%	NA	NA	6.5%	5.0%	(e)

	Transitional				Fully Phased-In
December 31, 2016 (in millions, except ratios)	Standardized		Advanced	Minimum capital ratios	Standardized		Advanced	Minimum capital ratios
Risk-based capital metrics:
CET1 capital	$182,967		$182,967		$181,734		$181,734
Tier 1 capital	208,112		208,112		207,474		207,474
Total capital	239,553		228,592		237,487		226,526
Risk-weighted assets	1,483,132	(d)	1,476,915		1,492,816	(d)	1,487,180
CET1 capital ratio	12.3%	(d)	12.4%	6.25%	12.2%	(d)	12.2%	10.5%
Tier 1 capital ratio	14.0	(d)	14.1	7.75	13.9	(d)	14.0	12.0
Total capital ratio	16.2	(d)	15.5	9.75	15.9	(d)	15.2	14.0
Leverage based capital metrics:
Adjusted average assets(a)	$2,484,631		$2,484,631		$2,485,480		$2,485,480
Tier 1 leverage ratio(b)	8.4%		8.4%	4.0%	8.3%		8.3%	4.0%
Total leverage exposure	NA		$3,191,990		NA		$3,192,839
SLR(c)	NA		6.5%	NA	NA		6.5%	5.0%	(e)
Note: As of December 31, 2017 and 2016, the lower of the Standardized or Advanced capital ratios under each of the Transitional and Fully Phased-In Approaches in the table above represents the Firm’s Collins Floor, as discussed in Risk-based capital regulatory minimums on page 85.

(a)
Adjusted average assets, for purposes of calculating the Tier 1 leverage ratio, includes total quarterly average assets adjusted for unrealized gains/(losses) on available-for-sale (“AFS”) securities, less deductions for goodwill and other intangible assets, defined benefit pension plan assets, and deferred tax assets related to tax attributes, including net operating losses (“NOLs”).

(b)	The Tier 1 leverage ratio is calculated by dividing Tier 1 capital by adjusted total average assets.

(c)	The SLR leverage ratio is calculated by dividing Tier 1 capital by total leverage exposure. For additional information on total leverage exposure, see SLR on page 88.

(d)	The prior period amounts have been revised to conform with the current period presentation.

(e)	In the case of the SLR, the Fully Phased-In minimum ratio is effective January 1, 2018.

JPMorgan Chase & Co./2017 Annual Report	83

Management’s discussion and analysis

Strategy and governance
The Firm’s CEO, together with the Board of Directors and the Operating Committee, establishes principles and guidelines for capital planning, issuance, usage and distributions, and minimum capital targets for the level and composition of capital in business-as-usual and highly stressed environments. The DRPC reviews and approves the capital management and governance policy of the Firm. The Firm’s Audit Committee is responsible for reviewing and approving the capital stress testing control framework.
The Capital Governance Committee and the Regulatory Capital Management Office (“RCMO”) support the Firm’s strategic capital decision-making. The Capital Governance Committee oversees the capital adequacy assessment process, including the overall design, scenario development and macro assumptions, and ensures that capital stress test programs are designed to adequately capture the risks specific to the Firm’s businesses. RCMO, which reports to the Firm’s CFO, is responsible for designing and monitoring the Firm’s execution of its capital policies and strategies once approved by the Board, as well as reviewing and monitoring the execution of its capital adequacy assessment process. The Basel Independent Review function (“BIR”), which reports to the RCMO, conducts independent assessments of the Firm’s regulatory capital framework to ensure compliance with the applicable U.S. Basel rules in support of senior management’s responsibility for assessing and managing capital and for the DRPC’s oversight of management in executing that responsibility. For additional discussion on the DRPC, see Enterprise-wide Risk Management on pages 75–137.
Monitoring and management of capital
In its monitoring and management of capital, the Firm takes into consideration an assessment of economic risk and all regulatory capital requirements to determine the level of capital needed to meet and maintain the objectives discussed above, as well as to support the framework for allocating capital to its business segments. While economic risk is considered prior to making decisions on future business activities, in most cases the Firm considers risk-based regulatory capital to be a proxy for economic risk capital.
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

Basel III overview
Capital rules under Basel III establish minimum capital ratios and overall capital adequacy standards for large and internationally active U.S. bank holding companies (“BHC”) and banks, including the Firm and its IDI subsidiaries. Basel III sets forth two comprehensive approaches for calculating RWA: a standardized approach (“Basel III Standardized”), and an advanced approach (“Basel III Advanced”). Certain of the requirements of Basel III are subject to phase-in periods that began on January 1, 2014 and continue through the end of 2018 (“transitional period”).
Basel III establishes capital requirements for calculating credit risk RWA and market risk RWA, and in the case of Basel III Advanced, operational risk RWA. Key differences in the calculation of credit risk RWA between the Standardized and Advanced approaches are that for Basel III Advanced, credit risk RWA is based on risk-sensitive approaches which largely rely on the use of internal credit models and parameters, whereas for Basel III Standardized, credit risk RWA is generally based on supervisory risk-weightings which vary primarily by counterparty type and asset class. Market risk RWA is calculated on a generally consistent basis between Basel III Standardized and Basel III Advanced. In addition to the RWA calculated under these methodologies, the Firm may supplement such amounts to incorporate management judgment and feedback from its regulators.
Basel III also includes a requirement for Advanced Approach banking organizations, including the Firm, to calculate the SLR. For additional information on the SLR, see page 88.
On December 7, 2017, the Basel Committee issued the Basel III Reforms. Potential changes to the requirements for U.S. financial institutions are being considered by the U.S. banking regulators. For additional information on Basel III reforms, refer to Supervision & Regulation on pages 1–8.
Basel III Fully Phased-In
The Basel III transitional period will end on December 31, 2018, at which point the Firm will calculate its capital ratios under both the Basel III Standardized and Advanced Approaches on a Fully Phased–In basis. In the case of the SLR, the Fully Phased-In well-capitalized ratio is effective January 1, 2018. The Firm manages each of its lines of business, as well as the corporate functions, primarily on a Basel III Fully Phased-In basis.
For additional information on the Firm, JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A.’s capital, RWA and capital ratios under Basel III Standardized and Advanced Fully Phased-In rules and the SLR calculated under the Basel III Advanced Fully Phased-In rules, all of which are considered key regulatory capital measures, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures and Key Performance Measures on pages 52–54.

84	JPMorgan Chase & Co./2017 Annual Report

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
The Basel III rules include minimum capital ratio requirements that are subject to phase-in periods through the end of 2018. The capital adequacy of the Firm and its IDI subsidiaries, both during the transitional period and upon full phase-in, is evaluated against the Basel III approach (Standardized or Advanced) which, for each quarter, results in the lower ratio as required by the Collins Amendment of the Dodd-Frank Act (the “Collins Floor”). The Basel III Standardized Fully Phased-In CET1 ratio is the Firm’s current binding constraint, and the Firm expects that this will remain its binding constraint for the foreseeable future.
Additional information regarding the Firm’s capital ratios, as well as the U.S. federal regulatory capital standards to which the Firm is subject, is presented in Note 26. For further information on the Firm’s Basel III measures, see the Firm’s Pillar 3 Regulatory Capital Disclosures reports, which are available on the Firm’s website (http://investor.shareholder.com/jpmorganchase/basel.cfm).
All banking institutions are currently required to have a minimum capital ratio of 4.5% of risk weighted assets. Certain banking organizations, including the Firm, are required to hold additional amounts of capital to serve as a “capital conservation buffer”. The capital conservation buffer is intended to be used to absorb potential losses in times of financial or economic stress. If not maintained, the Firm could be limited in the amount of capital that may be distributed, including dividends and common equity repurchases. The capital conservation buffer is subject to a phase-in period that began January 1, 2016 and continues through the end of 2018.
As an expansion of the capital conservation buffer, the Firm is also required to hold additional levels of capital in the form of a GSIB surcharge and a countercyclical capital buffer.
Under the Federal Reserve’s final rule, the Firm is required to calculate its GSIB surcharge on an annual basis under two separately prescribed methods, and is subject to the higher of the two. The first (“Method 1”), reflects the GSIB surcharge as prescribed by the Basel Committee’s assessment methodology, and is calculated across five criteria: size, cross-jurisdictional activity, interconnectedness, complexity and substitutability. The second (“Method 2”), modifies the Method 1 requirements to include a measure of short-term wholesale funding in place of substitutability, and introduces a GSIB score “multiplication factor”. The following table represents the Firm’s GSIB surcharge.

	2017	2016
Fully Phased-In:
Method 1	2.50%	2.50%
Method 2	3.50%	4.50%

Transitional(a)	1.75%	1.125%

(a)	The GSIB surcharge is subject to transition provisions (in 25% increments) through the end of 2018.

JPMorgan Chase & Co./2017 Annual Report	85

Management’s discussion and analysis

The Firm’s effective GSIB surcharge for 2018 is anticipated to be 3.5%.
The countercyclical capital buffer takes into account the macro financial environment in which large, internationally active banks function. On September 8, 2016 the Federal Reserve published the framework that will apply to the setting of the countercyclical capital buffer. As of December 1, 2017, the Federal Reserve reaffirmed setting the U.S. countercyclical capital buffer at 0%, and stated that it will review the amount at least annually. The countercyclical capital buffer can be increased if the Federal Reserve, FDIC and OCC determine that credit growth in the economy has become excessive and can be set at up to an additional 2.5% of RWA subject to a 12-month implementation period.
The Firm believes that it will operate with a Basel III CET1 capital ratio between 11% and 12% over the medium term. It is the Firm’s intention that its capital ratios will continue to meet regulatory minimums as they are fully phased in 2019 and thereafter.
In addition to meeting the capital ratio requirements of Basel III, the Firm also must maintain minimum capital and leverage ratios in order to be “well-capitalized.” The following table represents the ratios that the Firm and its IDI subsidiaries must maintain in order to meet the definition of “well-capitalized” under the regulations issued by the Federal Reserve and the Prompt Corrective Action (“PCA”) requirements of the FDIC Improvement Act (“FDICIA”), respectively.

	Well-capitalized ratios
	BHC	IDI
Capital ratios
CET1	—%	6.5%
Tier 1 capital	6.0	8.0
Total capital	10.0	10.0
Tier 1 leverage	—	5.0
SLR(a)	5.0	6.0

(a)	In the case of the SLR, the Fully Phased-In well-capitalized ratio is effective January 1, 2018.

Capital
The following table presents reconciliations of total stockholders’ equity to Basel III Fully Phased-In CET1 capital, Tier 1 capital and Basel III Advanced and Standardized Fully Phased-In Total capital as of December 31, 2017 and 2016. For additional information on the components of regulatory capital, see Note 26.

Capital components
(in millions)	December 31, 2017	December 31, 2016
Total stockholders’ equity	$255,693	$254,190
Less: Preferred stock	26,068	26,068
Common stockholders’ equity	229,625	228,122
Less:
Goodwill	47,507	47,288
Other intangible assets	855	862
Add:
Certain Deferred tax liabilities(a)(b)	2,204	3,230
Less: Other CET1 capital adjustments(b)	223	1,468
Standardized/Advanced Fully Phased-In CET1 capital	183,244	181,734
Preferred stock	26,068	26,068
Less:
Other Tier 1 adjustments(c)	748	328
Standardized/Advanced Fully Phased-In Tier 1 capital	$208,564	$207,474
Long-term debt and other instruments qualifying as Tier 2 capital	$14,827	$15,253
Qualifying allowance for credit losses	14,672	14,854
Other	(103)	(94)
Standardized Fully Phased-In Tier 2 capital	$29,396	$30,013
Standardized Fully Phased-in Total capital	$237,960	$237,487
Adjustment in qualifying allowance for credit losses for Advanced Tier 2 capital	(10,462)	(10,961)
Advanced Fully Phased-In Tier 2 capital	$18,934	$19,052
Advanced Fully Phased-In Total capital	$227,498	$226,526

(a)
Represents deferred tax liabilities related to tax-deductible goodwill and identifiable intangibles created in nontaxable transactions, which are netted against goodwill and other intangibles when calculating TCE.

(b)	Includes the effect from the revaluation of the Firm’s net deferred tax liability as a result of the enactment of the TCJA.

(c)	Includes the deduction associated with the permissible holdings of covered funds (as defined by the Volcker Rule). The deduction was not material as of December 31, 2017 and 2016.

86	JPMorgan Chase & Co./2017 Annual Report

The following table presents reconciliations of the Firm’s Basel III Transitional CET1 capital to the Firm’s Basel III Fully Phased-In CET1 capital as of December 31, 2017 and 2016.

(in millions)	December 31, 2017	December 31, 2016
Transitional CET1 capital	$183,300	$182,967
AOCI phase-in(a)	128	(156)
CET1 capital deduction phase-in(b)	(20)	(695)
Intangible assets deduction phase-in(c)	(160)	(312)
Other adjustments to CET1 capital(d)	(4)	(70)
Fully Phased-In CET1 capital	$183,244	$181,734

(a)
Includes the remaining balance of accumulated other comprehensive income (“AOCI”) related to AFS debt securities and defined benefit pension and other postretirement employee benefit (“OPEB”) plans that will qualify as Basel III CET1 capital upon full phase-in.

(b)
Predominantly includes regulatory adjustments related to changes in DVA, as well as CET1 deductions for defined benefit pension plan assets and deferred tax assets related to tax attributes, including NOLs.

(c)	Relates to intangible assets, other than goodwill and MSRs, that are required to be deducted from CET1 capital upon full phase-in.

(d)	Includes minority interest and the Firm’s investments in its own CET1 capital instruments.

Capital rollforward
The following table presents the changes in Basel III Fully Phased-In CET1 capital, Tier 1 capital and Tier 2 capital for the year ended December 31, 2017.

Year Ended December 31, (in millions)	2017
Standardized/Advanced CET1 capital at December 31, 2016	$181,734
Net income applicable to common equity(a)	22,778
Dividends declared on common stock	(7,542)
Net purchase of treasury stock	(13,741)
Changes in additional paid-in capital	(1,048)
Changes related to AOCI	536
Adjustment related to DVA(b)	468
Changes related to other CET1 capital adjustments(c)	59
Increase in Standardized/Advanced CET1 capital	1,510
Standardized/Advanced CET1 capital at December 31, 2017	$183,244

Standardized/Advanced Tier 1 capital at December 31, 2016	$207,474
Change in CET1 capital	1,510
Net issuance of noncumulative perpetual preferred stock	—
Other	(420)
Increase in Standardized/Advanced Tier 1 capital	1,090
Standardized/Advanced Tier 1 capital at December 31, 2017	$208,564

Standardized Tier 2 capital at December 31, 2016	$30,013
Change in long-term debt and other instruments qualifying as Tier 2	(426)
Change in qualifying allowance for credit losses	(182)
Other	(9)
Decrease in Standardized Tier 2 capital	(617)
Standardized Tier 2 capital at December 31, 2017	$29,396
Standardized Total capital at December 31, 2017	$237,960
Advanced Tier 2 capital at December 31, 2016	$19,052
Change in long-term debt and other instruments qualifying as Tier 2	(426)
Change in qualifying allowance for credit losses	317
Other	(9)
Decrease in Advanced Tier 2 capital	(118)
Advanced Tier 2 capital at December 31, 2017	$18,934
Advanced Total capital at December 31, 2017	$227,498

(a)	Includes a $2.4 billion decrease to net income as a result of the enactment of the TCJA. For additional information related to the impact of the TCJA, see Note 24.

(b)	Includes DVA related to structured notes recorded in AOCI.

(c)	Includes the effect from the revaluation of the Firm’s net deferred tax liability as a result of the enactment of the TCJA.

JPMorgan Chase & Co./2017 Annual Report	87

Management’s discussion and analysis

RWA rollforward
The following table presents changes in the components of RWA under Basel III Standardized and Advanced Fully Phased-In for the year ended December 31, 2017. The amounts in the rollforward categories are estimates, based on the predominant driver of the change.

	Standardized					Advanced
Year ended December 31, 2017 (in millions)	Credit risk RWA		Market risk RWA	Total RWA		Credit risk RWA	Market risk RWA	Operational risk RWA	Total RWA
December 31, 2016	$1,365,137	(d)	$127,679	$1,492,816	(d)	$959,523	$127,657	$400,000	$1,487,180
Model & data changes(a)	(8,214)		1,739	(6,475)		(14,189)	1,739	—	(12,450)
Portfolio runoff(b)	(13,600)		—	(13,600)		(16,100)	—	—	(16,100)
Movement in portfolio levels(c)	42,737		(5,716)	37,021		(6,329)	(5,605)	—	(11,934)
Changes in RWA	20,923		(3,977)	16,946		(36,618)	(3,866)	—	(40,484)
December 31, 2017	$1,386,060		$123,702	$1,509,762		$922,905	$123,791	$400,000	$1,446,696

(a)	Model & data changes refer to material movements in levels of RWA as a result of revised methodologies and/or treatment per regulatory guidance (exclusive of rule changes).

(b)
Portfolio runoff for credit risk RWA primarily reflects (under both the Standardized and Advanced approaches) reduced risk from position rolloffs in legacy portfolios in Home Lending, the sale of the student loan portfolio during the second quarter of 2017, and the sale of reverse mortgages in CIB during the third quarter of 2017.

(c)
Movement in portfolio levels for credit risk RWA refers to changes primarily in book size, composition, credit quality, and market movements; and for market risk RWA refers to changes in position and market movements.

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
The following table presents the components of the Firm’s Fully Phased-In SLR as of December 31, 2017 and 2016.

(in millions, except ratio)	December 31, 2017	December 31, 2016
Tier 1 capital	$208,564	$207,474
Total average assets	2,562,155	2,532,457
Less: Adjustments for deductions from Tier 1 capital	47,333	46,977
Total adjusted average assets(a)	2,514,822	2,485,480
Off-balance sheet exposures(b)	690,193	707,359
Total leverage exposure	$3,205,015	$3,192,839
SLR	6.5%	6.5%

(a)
Adjusted average assets, for purposes of calculating the SLR, includes total quarterly average assets adjusted for on-balance sheet assets that are subject to deduction from Tier 1 capital, predominantly goodwill and other intangible assets.

(b)	Off-balance sheet exposures are calculated as the average of the three month-end spot balances during the reporting quarter.
As of December 31, 2017, JPMorgan Chase Bank, N.A.’s and Chase Bank USA, N.A.’s Fully Phased-In SLRs are approximately 6.7% and 11.8%, respectively.

Line of business equity
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

88	JPMorgan Chase & Co./2017 Annual Report

The table below reflects the Firm’s assessed level of capital allocated to each line of business as of the dates indicated.

Line of business equity (Allocated capital)
		December 31,
(in billions)	January 1, 2018	2017	2016
Consumer & Community Banking	$51.0	$51.0	$51.0
Corporate & Investment Bank	70.0	70.0	64.0
Commercial Banking	20.0	20.0	16.0
Asset & Wealth Management	9.0	9.0	9.0
Corporate	79.6	79.6	88.1
Total common stockholders’ equity	$229.6	$229.6	$228.1
Planning and stress testing
Comprehensive Capital Analysis and Review
The Federal Reserve requires large bank holding companies, including the Firm, to submit a capital plan on an annual basis. The Federal Reserve uses the CCAR and Dodd-Frank Act stress test processes to ensure that large BHCs have sufficient capital during periods of economic and financial stress, and have robust, forward-looking capital assessment and planning processes in place that address each BHC’s unique risks to enable it to absorb losses under certain stress scenarios. Through the CCAR, the Federal Reserve evaluates each BHC’s capital adequacy and internal capital adequacy assessment processes (“ICAAP”), as well as its plans to make capital distributions, such as dividend payments or stock repurchases.
On June 28, 2017, the Federal Reserve informed the Firm that it did not object, on either a quantitative or qualitative basis, to the Firm’s 2017 capital plan. For information on actions taken by the Firm’s Board of Directors following the 2017 CCAR results, see Capital actions on pages 89-90.
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
The process assesses the potential impact of alternative economic and business scenarios on the Firm’s earnings and capital. Economic scenarios, and the parameters underlying those scenarios, are defined centrally and applied uniformly across the businesses. These scenarios are articulated in terms of macroeconomic factors, which are key drivers of business results; global market shocks, which generate short-term but severe trading losses; and idiosyncratic operational risk events. The scenarios are intended to capture and stress key vulnerabilities and idiosyncratic risks facing the Firm. However, when defining a broad range of scenarios, actual events can always be worse. Accordingly, management considers additional stresses outside these scenarios, as necessary. ICAAP results are reviewed by management and the Audit Committee.
Capital actions
Preferred stock
Preferred stock dividends declared were $1.7 billion for the year ended December 31, 2017.
On October 20, 2017, the Firm issued $1.3 billion of fixed-to-floating rate non-cumulative preferred stock, Series CC, with an initial dividend rate of 4.625%. On December 1, 2017, the Firm redeemed all $1.3 billion of its outstanding 5.50% non-cumulative preferred stock, Series O.
For additional information on the Firm’s preferred stock, see Note 20.
Trust preferred securities
On December 18, 2017, the Delaware trusts that issued seven series of outstanding trust preferred securities were liquidated, $1.6 billion of trust preferred and $56 million of common securities originally issued by those trusts were cancelled, and the junior subordinated debentures previously held by each trust issuer were distributed pro rata to the holders of the corresponding series of trust preferred and common securities.
The Firm redeemed $1.6 billion of trust preferred securities in the year ended December 31, 2016.
Common stock dividends
The Firm’s common stock dividend policy reflects JPMorgan Chase’s earnings outlook, desired dividend payout ratio, capital objectives, and alternative investment opportunities.
On September 19, 2017, the Firm announced that its Board of Directors increased the quarterly common stock dividend to $0.56 per share, effective with the dividend paid on October 31, 2017. The Firm’s dividends are subject to the Board of Directors’ approval on a quarterly basis.
For information regarding dividend restrictions, see Note 20 and Note 25.

JPMorgan Chase & Co./2017 Annual Report	89

Management’s discussion and analysis

The following table shows the common dividend payout ratio based on net income applicable to common equity.

Year ended December 31,	2017	2016	2015
Common dividend payout ratio	33%	30%	28%
Common equity
During the year ended December 31, 2017, warrant holders exercised their right to purchase 9.9 million shares of the Firm’s common stock. The Firm issued from treasury stock 5.4 million shares of its common stock as a result of these exercises. As of December 31, 2017, 15.0 million warrants remained outstanding, compared with 24.9 million outstanding as of December 31, 2016.
Effective June 28, 2017, the Firm’s Board of Directors authorized the repurchase of up to $19.4 billion of common equity (common stock and warrants) between July 1, 2017 and June 30, 2018, as part of its annual capital plan.
As of December 31, 2017, $9.8 billion of authorized repurchase capacity remained under the common equity repurchase program.
The following table sets forth the Firm’s repurchases of common equity for the years ended December 31, 2017, 2016 and 2015. There were no repurchases of warrants during the years ended December 31, 2017, 2016 and 2015.

Year ended December 31, (in millions)	2017	2016	2015
Total number of shares of common stock repurchased	166.6	140.4	89.8
Aggregate purchase price of common stock repurchases	$15,410	$9,082	$5,616
The Firm may, from time to time, enter into written trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate repurchases in accordance with the common equity repurchase program. A Rule 10b5-1 repurchase plan allows the Firm to repurchase its equity during periods when it would not otherwise be repurchasing common equity — for example, during internal trading blackout periods. All purchases under Rule 10b5-1 plans must be made according to predefined schedules established when the Firm is not aware of material nonpublic information.
The authorization to repurchase common equity will be utilized at management’s discretion, and the timing of purchases and the exact amount of common equity that may be repurchased is subject to various factors, including market conditions; legal and regulatory considerations affecting the amount and timing of repurchase activity; the Firm’s capital position (taking into account goodwill and intangibles); internal capital generation; and alternative investment opportunities. The repurchase program does not include specific price targets or timetables; may be executed through open market purchases or privately negotiated transactions, or utilizing Rule 10b5-1 plans; and may be suspended by management at any time.

For additional information regarding repurchases of the Firm’s equity securities, see Part II, Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities on page 28.
Other capital requirements
TLAC
On December 15, 2016, the Federal Reserve issued its final TLAC rule which requires the top-tier holding companies of eight U.S. GSIB holding companies, including the Firm, to maintain minimum levels of external TLAC and external long-term debt that satisfies certain eligibility criteria (“eligible LTD”), effective January 1, 2019.
The minimum external TLAC and the minimum level of eligible long-term debt requirements are shown below:
(a) RWA is the greater of Standardized and Advanced.

The final TLAC rule permanently grandfathered all long-term debt issued before December 31, 2016, to the extent these securities would be ineligible because they contained impermissible acceleration rights or were governed by non-U.S. law. As of December 31, 2017, the Firm was compliant with the requirements under the current rule to which it will be subject on January 1, 2019.

90	JPMorgan Chase & Co./2017 Annual Report

Broker-dealer regulatory capital
JPMorgan Securities
JPMorgan Chase’s principal U.S. broker-dealer subsidiary is JPMorgan Securities. JPMorgan Securities is subject to Rule 15c3-1 under the Securities Exchange Act of 1934 (the “Net Capital Rule”). JPMorgan Securities is also registered as a futures commission merchant and subject to Rule 1.17 of the CFTC.
JPMorgan Securities has elected to compute its minimum net capital requirements in accordance with the “Alternative Net Capital Requirements” of the Net Capital Rule.

In accordance with the market and credit risk standards of Appendix E of the Net Capital Rule, JPMorgan Securities is eligible to use the alternative method of computing net capital if, in addition to meeting its minimum net capital requirements, it maintains tentative net capital of at least $1.0 billion and is also required to notify the SEC in the event that tentative net capital is less than $5.0 billion. As of December 31, 2017, JPMorgan Securities had tentative net capital in excess of the minimum and notification requirements. The following table presents JPMorgan Securities’ net capital information:

December 31, 2017	Net capital
(in billions)	Actual	Minimum
JPMorgan Securities	$13.6	$2.8
J.P. Morgan Securities plc
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
The following table presents J.P. Morgan Securities plc’s capital information:

December 31, 2017	Total capital	CET1 ratio		Total capital ratio
(in billions, except ratios)	Estimated	Estimated	Minimum	Estimated	Minimum
J.P. Morgan Securities plc	$39.6	15.9	4.5	15.9	8.0

JPMorgan Chase & Co./2017 Annual Report	91

Management’s discussion and analysis

LIQUIDITY RISK MANAGEMENT
Liquidity risk is the risk that the Firm will be unable to meet its contractual and contingent financial obligations as they arise or that it does not have the appropriate amount, composition and tenor of funding and liquidity to support its assets and liabilities.
Liquidity risk oversight
The Firm has a liquidity risk oversight function whose primary objective is to provide assessment, measurement, monitoring, and control of liquidity risk across the Firm. Liquidity risk oversight is managed through a dedicated firmwide Liquidity Risk Oversight group. The CIO, Treasury and Corporate (“CTC”) CRO, who reports to the Firm’s CRO, as part of the IRM function, is responsible for firmwide Liquidity Risk Oversight. Liquidity Risk Oversight’s responsibilities include:

•	Establishing and monitoring limits, indicators, and thresholds, including liquidity risk appetite tolerances;

•	Monitoring internal firmwide and material legal entity liquidity stress tests, and monitoring and reporting regulatory defined liquidity stress testing;

•	Approving or escalating for review liquidity stress assumptions;

•	Monitoring liquidity positions, balance sheet variances and funding activities, and

•	Conducting ad hoc analysis to identify potential emerging liquidity risks.
Liquidity management
Treasury and CIO is responsible for liquidity management. The primary objectives of effective liquidity management are to:

•
Ensure that the Firm’s core businesses and material legal entities are able to operate in support of client needs and meet contractual and contingent financial obligations through normal economic cycles as well as during stress events, and

•	Manage an optimal funding mix and availability of liquidity sources.
The Firm manages liquidity and funding using a centralized, global approach across its entities, taking into consideration both their current liquidity profile and any potential changes over time, in order to optimize liquidity sources and uses.
In the context of the Firm’s liquidity management, Treasury and CIO is responsible for:

•
Analyzing and understanding the liquidity characteristics of the assets and liabilities of the Firm, lines of business and legal entities, taking into account legal, regulatory, and operational restrictions;

•	Developing internal liquidity stress testing assumptions;

•	Defining and monitoring firmwide and legal entity-specific liquidity strategies, policies, guidelines, reporting and contingency funding plans;

•	Managing liquidity within the Firm’s approved liquidity risk appetite tolerances and limits;

•	Managing compliance with regulatory requirements related to funding and liquidity risk, and

•	Setting transfer pricing in accordance with underlying liquidity characteristics of balance sheet assets and liabilities as well as certain off-balance sheet items.
Risk governance and measurement
Specific committees responsible for liquidity governance include the firmwide ALCO as well as line of business and regional ALCOs, and the CTC Risk Committee. In addition, the DRPC reviews and recommends to the Board of Directors, for formal approval, the Firm’s liquidity risk tolerances, liquidity strategy, and liquidity policy at least annually. For further discussion of ALCO and other risk-related committees, see Enterprise-wide Risk Management on pages 75–137.
Internal stress testing
Liquidity stress tests are intended to ensure that the Firm has sufficient liquidity under a variety of adverse scenarios, including scenarios analyzed as part of the Firm’s resolution and recovery planning. Stress scenarios are produced for JPMorgan Chase & Co. (“Parent Company”) and the Firm’s material legal entities on a regular basis, and ad hoc stress tests are performed, as needed, in response to specific market events or concerns. Liquidity stress tests assume all of the Firm’s contractual financial obligations are met and take into consideration:

•	Varying levels of access to unsecured and secured funding markets,

•	Estimated non-contractual and contingent cash outflows, and

•	Potential impediments to the availability and transferability of liquidity between jurisdictions and material legal entities such as regulatory, legal or other restrictions.
Liquidity outflow assumptions are modeled across a range of time horizons and currency dimensions and contemplate both market and idiosyncratic stresses.
Results of stress tests are considered in the formulation of the Firm’s funding plan and assessment of its liquidity position. The Parent Company acts as a source of funding for the Firm through equity and long-term debt issuances, and the IHC provides funding support to the ongoing operations of the Parent Company and its subsidiaries, as necessary. The Firm maintains liquidity at the Parent Company and the IHC, in addition to liquidity held at the operating subsidiaries, at levels sufficient to comply with liquidity risk tolerances and minimum liquidity requirements, and to manage through periods of stress where access to normal funding sources is disrupted.

92	JPMorgan Chase & Co./2017 Annual Report

Contingency funding plan
The Firm’s contingency funding plan (“CFP”), which is approved by the firmwide ALCO and the DRPC, is a compilation of procedures and action plans for managing liquidity through stress events. The CFP incorporates the limits and indicators set by the Liquidity Risk Oversight group. These limits and indicators are reviewed regularly to identify the emergence of risks or vulnerabilities in the Firm’s liquidity position. The CFP identifies the alternative contingent funding and liquidity resources available to the Firm and its legal entities in a period of stress.
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
Under the LCR rule, the amount of HQLA held by JPMorgan Chase Bank N.A. and Chase Bank USA, N.A that are in excess of each entity’s standalone 100% minimum LCR requirement, and that are not transferable to non-bank affiliates, must be excluded from the Firm’s reported HQLA. Effective January 1, 2017, the LCR is required to be a minimum of 100%.
On December 19, 2016, the Federal Reserve published final LCR public disclosure requirements for certain BHCs and non-bank financial companies. Beginning with the second quarter of 2017, the Firm disclosed its average LCR for the quarter and the key quantitative components of the average LCR, along with a qualitative discussion of material drivers of the ratio, changes over time, and causes of such changes. The Firm will continue to make available its U.S. LCR Disclosure report on a quarterly basis on the Firm’s website at: (https://investor.shareholder.com/jpmorganchase/basel.cfm)
The following table summarizes the Firm’s average LCR for the three months ended December 31, 2017 based on the Firm’s current interpretation of the finalized LCR framework.

Average amount (in millions)	Three months ended December 31, 2017
HQLA
Eligible cash(a)	$370,126
Eligible securities(b)(c)	189,955
Total HQLA(d)	$560,081
Net cash outflows	$472,078
LCR	119%
Net excess HQLA (d)	$88,003

(a)	Represents cash on deposit at central banks, primarily Federal Reserve Banks.

(b)	Predominantly U.S. Agency MBS, U.S. Treasuries, and sovereign bonds net of applicable haircuts under the LCR rules

(c)	HQLA eligible securities may be reported in securities borrowed or purchased under resale agreements, trading assets, or securities on the Firm’s Consolidated balance sheets.

(d)	Excludes average excess HQLA at JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A. that are not transferable to non-bank affiliates.

For the three months ended December 31, 2017, the Firm’s average LCR was 119%, compared with an average of 120% for the three months ended September 30, 2017. The decrease in the ratio was largely attributable to a decrease in average HQLA, driven primarily by long-term debt maturities. The Firm’s average LCR may fluctuate from period to period, due to changes in its HQLA and estimated net cash outflows under the LCR as a result of ongoing business activity. The Firm’s HQLA are expected to be available to meet its liquidity needs in a time of stress.
Other liquidity sources
As of December 31, 2017, in addition to assets reported in the Firm’s HQLA under the LCR rule, the Firm had approximately $208 billion of unencumbered marketable securities, such as equity securities and fixed income debt securities, available to raise liquidity, if required. This includes HQLA-eligible securities included as part of the excess liquidity at JPMorgan Chase Bank, N.A. that are not transferable to non-bank affiliates.
As of December 31, 2017, the Firm also had approximately $277 billion of available borrowing capacity at various Federal Home Loan Banks (“FHLBs”), discount windows at Federal Reserve Banks and various other central banks as a result of collateral pledged by the Firm to such banks. This borrowing capacity excludes the benefit of securities reported in the Firm’s HQLA or other unencumbered securities that are currently pledged at Federal Reserve Bank discount windows. Although available, the Firm does not view the borrowing capacity at Federal Reserve Bank discount windows and the various other central banks as a primary source of liquidity.
NSFR
The net stable funding ratio (“NSFR”) is intended to measure the adequacy of “available” and “required” amounts of stable funding over a one-year horizon. On April 26, 2016, the U.S. NSFR proposal was released for large banks and BHCs and was largely consistent with the Basel Committee’s final standard.
While the final U.S. NSFR rule has yet to be released, as of December 31, 2017 the Firm estimates that it was compliant with the proposed 100% minimum NSFR based on its current understanding of the proposed rule.

JPMorgan Chase & Co./2017 Annual Report	93

Management’s discussion and analysis

Funding
Sources of funds
Management believes that the Firm’s unsecured and secured funding capacity is sufficient to meet its on- and off-balance sheet obligations.
The Firm funds its global balance sheet through diverse sources of funding including a stable deposit franchise as well as secured and unsecured funding in the capital markets. The Firm’s loan portfolio is funded with a portion of the Firm’s deposits, through securitizations and, with respect to a portion of the Firm’s real estate-related loans, with secured borrowings from the FHLBs. Deposits in excess of the amount utilized to fund loans are primarily invested in the Firm’s investment securities portfolio or deployed in cash or other short-term liquid investments based on their interest rate and liquidity risk characteristics. Securities borrowed or purchased under resale agreements and trading assets-debt and equity instruments are primarily funded by the Firm’s securities loaned or sold under agreements to repurchase, trading liabilities–debt and equity instruments, and a portion of the Firm’s long-term debt and stockholders’ equity. In addition to funding securities borrowed or purchased under resale agreements and trading assets-debt and equity instruments, proceeds from the Firm’s debt and equity issuances are used to fund certain loans and other financial and non-financial assets, or may be invested in the Firm’s investment securities portfolio. See the discussion below for additional information relating to Deposits, Short-term funding, and Long-term funding and issuance.

Deposits
The table below summarizes, by line of business, the period-end and average deposit balances as of and for the years ended December 31, 2017 and 2016.

Deposits			Year ended December 31,
As of or for the year ended December 31,			Average
(in millions)	2017	2016	2017	2016
Consumer & Community Banking	$659,885	$618,337	$640,219	$586,637
Corporate & Investment Bank	455,883	412,434	447,697	409,680
Commercial Banking	181,512	179,532	176,884	172,835
Asset & Wealth Management	146,407	161,577	148,982	153,334
Corporate	295	3,299	3,604	5,482
Total Firm	$1,443,982	$1,375,179	$1,417,386	$1,327,968
A key strength of the Firm is its diversified deposit franchise, through each of its lines of business, which provides a stable source of funding and limits reliance on the wholesale funding markets. A significant portion of the Firm’s deposits are consumer and wholesale operating deposits, which are both considered to be stable sources of liquidity. Wholesale operating deposits are considered to be stable sources of liquidity because they are generated from customers that maintain operating service relationships with the Firm.
The table below shows the loan and deposit balances, the loans-to-deposits ratios, and deposits as a percentage of total liabilities, as of December 31, 2017 and 2016.

As of December 31, (in billions except ratios)
	2017	2016
Deposits	$1,444.0	$1,375.2
Deposits as a % of total liabilities	63%	61%
Loans	930.7	894.8
Loans-to-deposits ratio	64%	65%

Deposits increased due to both higher consumer and wholesale deposits. The higher consumer deposits reflect the continuation of strong growth from new and existing customers, and low attrition rates. The higher wholesale deposits largely were driven by growth in client cash management activity in CIB’s Securities Services business, partially offset by lower balances in AWM reflecting balance migration predominantly into the Firm’s investment-related products.
The Firm believes average deposit balances are generally more representative of deposit trends than period-end deposit balances. The increase in average deposits for the year ended December 31, 2017 compared with the year ended December 31, 2016, was driven by an increase in both consumer and wholesale deposits. For further discussions of deposit and liability balance trends, see the discussion of the Firm’s business segments results and the Consolidated Balance Sheet Analysis on pages 55–74 and pages 47-48, respectively.

94	JPMorgan Chase & Co./2017 Annual Report

The following table summarizes short-term and long-term funding, excluding deposits, as of December 31, 2017 and 2016, and average balances for the years ended December 31, 2017 and 2016. For additional information, see the Consolidated Balance Sheets Analysis on pages 47-48 and Note 19.

Sources of funds (excluding deposits)
As of or for the year ended December 31,			Average
(in millions)	2017	2016	2017	2016
Commercial paper	$24,186	$11,738	$19,920	$15,001
Other borrowed funds	27,616	22,705	26,612	21,139
Total short-term borrowings	$51,802	$34,443	$46,532	$36,140

Obligations of Firm-administered multi-seller conduits(a)	$3,045	$2,719	$3,206	$5,153

Securities loaned or sold under agreements to repurchase:
Securities sold under agreements to repurchase(b)	$146,432	$149,826	$171,973	$160,458
Securities loaned(c)	7,910	12,137	11,526	13,195
Total securities loaned or sold under agreements to repurchase(d)	$154,342	$161,963	$183,499	$173,653

Senior notes	$155,852	$151,042	$154,352	$153,768
Trust preferred securities(e)	690	2,345	2,276	3,724
Subordinated debt(e)	16,553	21,940	18,832	24,224
Structured notes	45,727	37,292	42,918	35,978
Total long-term unsecured funding	$218,822	$212,619	$218,378	$217,694

Credit card securitization(a)	$21,278	$31,181	$25,933	$29,428
Other securitizations(a)(f)	—	1,527	626	1,669
FHLB advances	60,617	79,519	69,916	73,260
Other long-term secured funding(g)	4,641	3,107	3,195	4,619
Total long-term secured funding	$86,536	$115,334	$99,670	$108,976

Preferred stock(h)	$26,068	$26,068	26,212	$26,068
Common stockholders’ equity(h)	$229,625	$228,122	230,350	$224,631

(a)	Included in beneficial interest issued by consolidated variable interest entities on the Firm’s Consolidated balance sheets.

(b)
Excludes long-term structured repurchase agreements of $1.3 billion and $1.8 billion as of December 31, 2017 and 2016, respectively, and average balances of $1.5 billion and $2.9 billion for the years ended December 31, 2017 and 2016, respectively.

(c)
Excludes long-term securities loaned of $1.3 billion and $1.2 billion as of December 31, 2017 and 2016, respectively, and average balances of $1.3 billion for both the years ended December 31, 2017 and 2016.

(d)	Excludes federal funds purchased.

(e)
Subordinated debt includes $1.6 billion of junior subordinated debentures distributed pro rata to the holders of the $1.6 billion of trust preferred securities which were cancelled on December 18, 2017. For further information see Note 19 .

(f)
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

(h)
For additional information on preferred stock and common stockholders’ equity see Capital Risk Management on pages 82–91, Consolidated statements of changes in stockholders’ equity, Note 20 and Note 21.

Short-term funding
The Firm’s sources of short-term secured funding primarily consist of securities loaned or sold under agreements to repurchase. These instruments are secured predominantly by high-quality securities collateral, including government-issued debt and agency MBS, and constitute a significant portion of the federal funds purchased and securities loaned or sold under repurchase agreements on the Consolidated balance sheets. The increase in the average balance of securities loaned or sold under agreements to repurchase for the year ended December 31, 2017, compared to December 31, 2016, was largely due to client activities in CIB. The balances associated with securities loaned or sold under agreements to repurchase fluctuate over time due to customers’ investment and financing activities; the Firm’s demand for financing; the ongoing management of the mix of the Firm’s liabilities, including its secured and unsecured financing (for both the investment securities and market-making portfolios); and other market and portfolio factors.
The Firm’s sources of short-term unsecured funding primarily consist of issuances of wholesale commercial paper. The increase in short-term unsecured funding was primarily due to higher issuance of commercial paper reflecting in part a change in the mix of funding from securities sold under repurchase agreements for CIB Markets activities.
Long-term funding and issuance
Long-term funding provides additional sources of stable funding and liquidity for the Firm. The Firm’s long-term funding plan is driven primarily by expected client activity, liquidity considerations, and regulatory requirements, including TLAC. Long-term funding objectives include maintaining diversification, maximizing market access and

JPMorgan Chase & Co./2017 Annual Report	95

Management’s discussion and analysis

optimizing funding costs. The Firm evaluates various funding markets, tenors and currencies in creating its optimal long-term funding plan.
The significant majority of the Firm’s long-term unsecured funding is issued by the Parent Company to provide maximum flexibility in support of both bank and non-bank subsidiary funding needs. The Parent Company advances substantially all net funding proceeds to its subsidiary, the IHC. The IHC does not issue debt to external counterparties. The following table summarizes long-term unsecured issuance and maturities or redemptions for the years ended December 31, 2017 and 2016. For additional information, see Note 19.

Long-term unsecured funding
Year ended December 31, (in millions)	2017	2016
Issuance
Senior notes issued in the U.S. market	$21,192	$25,639
Senior notes issued in non-U.S. markets	2,210	7,063
Total senior notes	23,402	32,702
Subordinated debt	—	1,093
Structured notes	29,040	22,865
Total long-term unsecured funding – issuance	$52,442	$56,660

Maturities/redemptions
Senior notes	$22,337	$29,989
Trust preferred securities	—	1,630
Subordinated debt	6,901	3,596
Structured notes	22,581	15,925
Total long-term unsecured funding – maturities/redemptions	$51,819	$51,140
The Firm raises secured long-term funding through securitization of consumer credit card loans and advances from the FHLBs.

The following table summarizes the securitization issuance and FHLB advances and their respective maturities or redemption for the years ended December 31, 2017 and 2016.

Long-term secured funding
Year ended December 31,	Issuance		Maturities/Redemptions
(in millions)	2017	2016	2017	2016
Credit card securitization	$1,545	$8,277	$11,470	$5,025
Other securitizations(a)		—	55	233
FHLB advances	—	17,150	18,900	9,209
Other long-term secured funding(b)	2,354	455	731	2,645
Total long-term secured funding	$3,899	$25,882	$31,156	$17,112

(a)
Other securitizations includes securitizations of student loans. The Firm deconsolidated the student loan securitization entities in the second quarter of 2017 as it no longer had a controlling financial interest in these entities as a result of the sale of the student loan portfolio.

(b)	Includes long-term structured notes which are secured.
The Firm’s wholesale businesses also securitize loans for client-driven transactions; those client-driven loan securitizations are not considered to be a source of funding for the Firm and are not included in the table above. For further description of the client-driven loan securitizations, see Note 14.

96	JPMorgan Chase & Co./2017 Annual Report

Credit ratings
The cost and availability of financing are influenced by credit ratings. Reductions in these ratings could have an adverse effect on the Firm’s access to liquidity sources, increase the cost of funds, trigger additional collateral or funding requirements and decrease the number of investors and counterparties willing to lend to the Firm. Additionally, the Firm’s funding requirements for VIEs and other third-

party commitments may be adversely affected by a decline in credit ratings. For additional information on the impact of a credit ratings downgrade on the funding requirements for VIEs, and on derivatives and collateral agreements, see SPEs on page 50, and credit risk, liquidity risk and credit-related contingent features in Note 5 on page 186.

The credit ratings of the Parent Company and the Firm’s principal bank and non-bank subsidiaries as of December 31, 2017, were as follows.

	JPMorgan Chase & Co.			JPMorgan Chase Bank, N.A. Chase Bank USA, N.A.			J.P. Morgan Securities LLC J.P. Morgan Securities plc
December 31, 2017	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook
Moody’s Investors Service	A3	P-2	Stable	Aa3	P-1	Stable	A1	P-1	Stable
Standard & Poor’s	A-	A-2	Stable	A+	A-1	Stable	A+	A-1	Stable
Fitch Ratings	A+	F1	Stable	AA-	F1+	Stable	AA-	F1+	Stable

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
Downgrades of the Firm’s long-term ratings by one or two notches could result in an increase in its cost of funds, and access to certain funding markets could be reduced as noted above. The nature and magnitude of the impact of ratings downgrades depends on numerous contractual and behavioral factors which the Firm believes are incorporated in its liquidity risk and stress testing metrics. The Firm believes that it maintains sufficient liquidity to withstand a potential decrease in funding capacity due to ratings downgrades.
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

JPMorgan Chase & Co./2017 Annual Report	97

REPUTATION RISK MANAGEMENT
Reputation risk is the potential that an action, inaction, transaction, investment or event will reduce trust in the Firm’s integrity or competence by its various constituents, including clients, counterparties, investors, regulators, employees and the broader public. Maintaining the Firm’s reputation is the responsibility of each individual employee of the Firm. The Firm’s Reputation Risk Governance policy explicitly vests each employee with the responsibility to consider the reputation of the Firm when engaging in any activity. Because the types of events that could harm the Firm’s reputation are so varied across the Firm’s lines of business, each line of business has a separate reputation risk governance infrastructure in place, which consists of three key elements: clear, documented escalation criteria appropriate to the business; a designated primary discussion forum — in most cases, one or more dedicated reputation risk committees; and a list of designated contacts to whom questions relating to reputation risk should be referred. Any matter giving rise to reputation risk that originates in a corporate function is required to be escalated directly to Firmwide Reputation Risk Governance (“FRRG”) or to the relevant Risk Committee. Reputation risk governance is overseen by FRRG, which provides oversight of the governance infrastructure and process to support the consistent identification, escalation, management and monitoring of reputation risk issues firmwide.

98	JPMorgan Chase & Co./2017 Annual Report

CREDIT AND INVESTMENT RISK MANAGEMENT
Credit and investment risk is the risk associated with the default or change in credit profile of a client, counterparty or customer; or loss of principal or a reduction in expected returns on investments.
Credit risk management
Credit risk is the risk associated with the default or change in credit profile of a client, counterparty or customer. The Firm provides credit to a variety of customers, ranging from large corporate and institutional clients to individual consumers and small businesses. In its consumer businesses, the Firm is exposed to credit risk primarily through its home lending, credit card, auto, and business banking businesses. In its wholesale businesses, the Firm is exposed to credit risk through its underwriting, lending, market-making, and hedging activities with and for clients and counterparties, as well as through its operating services activities (such as cash management and clearing activities), securities financing activities, investment securities portfolio, and cash placed with banks.
Credit risk management is an independent risk management function that monitors, measures and manages credit risk throughout the Firm and defines credit risk policies and procedures. The credit risk function reports to the Firm’s CRO. The Firm’s credit risk management governance includes the following activities:

•	Establishing a comprehensive credit risk policy framework

•	Monitoring, measuring and managing credit risk across all portfolio segments, including transaction and exposure approval

•	Setting industry concentration limits and establishing underwriting guidelines

•	Assigning and managing credit authorities in connection with the approval of all credit exposure

•	Managing criticized exposures and delinquent loans

•	Estimating credit losses and ensuring appropriate credit risk-based capital management
Risk identification and measurement
The Credit Risk Management function monitors, measures, manages and limits credit risk across the Firm’s businesses. To measure credit risk, the Firm employs several methodologies for estimating the likelihood of obligor or counterparty default. Methodologies for measuring credit risk vary depending on several factors, including type of asset (e.g., consumer versus wholesale), risk measurement parameters (e.g., delinquency status and borrower’s credit score versus wholesale risk-rating) and risk management and collection processes (e.g., retail collection center versus centrally managed workout groups). Credit risk measurement is based on the probability of default of an obligor or counterparty, the loss severity given a default event and the exposure at default.

Based on these factors and related market-based inputs, the Firm estimates credit losses for its exposures. Probable credit losses inherent in the consumer and wholesale held-for-investment loan portfolios are reflected in the allowance for loan losses, and probable credit losses inherent in lending-related commitments are reflected in the allowance for lending-related commitments. These losses are estimated using statistical analyses and other factors as described in Note 13. In addition, potential and unexpected credit losses are reflected in the allocation of credit risk capital and represent the potential volatility of actual losses relative to the established allowances for loan losses and lending-related commitments. The analyses for these losses include stress testing that considers alternative economic scenarios as described in the Stress testing section below. For further information, see Critical Accounting Estimates used by the Firm on pages 138–140.
The methodologies used to estimate credit losses depend on the characteristics of the credit exposure, as described below.
Scored exposure
The scored portfolio is generally held in CCB and predominantly includes residential real estate loans, credit card loans, and certain auto and business banking loans. For the scored portfolio, credit loss estimates are based on statistical analysis of credit losses over discrete periods of time. The statistical analysis uses portfolio modeling, credit scoring, and decision-support tools, which consider loan-level factors such as delinquency status, credit scores, collateral values, and other risk factors. Credit loss analyses also consider, as appropriate, uncertainties and other factors, including those related to current macroeconomic and political conditions, the quality of underwriting standards, and other internal and external factors. The factors and analysis are updated on a quarterly basis or more frequently as market conditions dictate.
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

JPMorgan Chase & Co./2017 Annual Report	99

Management’s discussion and analysis

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
Consumer credit risk is monitored for delinquency and other trends, including any concentrations at the portfolio level, as certain of these trends can be modified through changes in underwriting policies and portfolio guidelines. Consumer Risk Management evaluates delinquency and other trends against business expectations, current and forecasted economic conditions, and industry benchmarks. Historical and forecasted economic performance and trends are incorporated into the modeling of estimated consumer credit losses and are part of the monitoring of the credit risk profile of the portfolio.
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
In addition to Credit Risk Management, an independent Credit Review function is responsible for:

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

For further discussion of consumer and wholesale loans, see Note 12.
Risk reporting
To enable monitoring of credit risk and effective decision-making, aggregate credit exposure, credit quality forecasts, concentration levels and risk profile changes are reported regularly to senior members of Credit Risk Management. Detailed portfolio reporting of industry; clients, counterparties and customers; product and geographic concentrations occurs monthly, and the appropriateness of the allowance for credit losses is reviewed by senior management at least on a quarterly basis. Through the risk reporting and governance structure, credit risk trends and limit exceptions are provided regularly to, and discussed with, risk committees, senior management and the Board of Directors as appropriate.

100	JPMorgan Chase & Co./2017 Annual Report

CREDIT PORTFOLIO
In the following tables, reported loans include loans retained (i.e., held-for-investment); loans held-for-sale; and certain loans accounted for at fair value. The following tables do not include certain loans the Firm accounts for at fair value and classifies as trading assets. For further information regarding these loans, see Note 2 and Note 3. For additional information on the Firm’s loans, lending-related commitments, and derivative receivables, including the Firm’s accounting policies, see Note 12, Note 27, and Note 5, respectively.
For further information regarding the credit risk inherent in the Firm’s cash placed with banks, investment securities portfolio, and securities financing portfolio, see Note 4, Note 10, and Note 11, respectively.
For discussion of the consumer credit environment and consumer loans, see Consumer Credit Portfolio on pages 102-107 and Note 12. For discussion of the wholesale credit environment and wholesale loans, see Wholesale Credit Portfolio on pages 108–116 and Note 12.

Total credit portfolio
December 31, (in millions)	Credit exposure			Nonperforming(e)(f)
	2017	2016		2017	2016
Loans retained	$924,838	$889,907		$5,943	$6,721
Loans held-for-sale	3,351	2,628		—	162
Loans at fair value	2,508	2,230		—	—
Total loans – reported	930,697	894,765		5,943	6,883
Derivative receivables	56,523	64,078		130	223
Receivables from customers and other (a)	26,272	17,560		—	—
Total credit-related assets	1,013,492	976,403		6,073	7,106
Assets acquired in loan satisfactions
Real estate owned	NA	NA		311	370
Other	NA	NA		42	59
Total assets acquired in loan satisfactions	NA	NA		353	429
Lending-related commitments	991,482	975,152	(d)	731	506
Total credit portfolio	$2,004,974	$1,951,555	(d)	$7,157	$8,041
Credit derivatives used in credit portfolio management activities(b)	$(17,609)	$(22,114)		$—	$—
Liquid securities and other cash collateral held against derivatives(c)	(16,108)	(22,705)		NA	NA

Year ended December 31, (in millions, except ratios)	2017	2016
Net charge-offs(g)	$5,387	$4,692
Average retained loans
Loans	898,979	861,345
Loans – reported, excluding residential real estate PCI loans	865,887	822,973
Net charge-off rates(g)
Loans	0.60%	0.54%
Loans – excluding PCI	0.62	0.57

(a)	Receivables from customers and other primarily represents held-for-investment margin loans to brokerage customers.

(b)
Represents the net notional amount of protection purchased and sold through credit derivatives used to manage both performing and nonperforming wholesale credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. For additional information, see Credit derivatives on pages 115–116 and Note 5.

(c)	Includes collateral related to derivative instruments where an appropriate legal opinion has not been either sought or obtained.

(d)	The prior period amounts have been revised to conform with the current period presentation.

(e)	Excludes PCI loans. The Firm is recognizing interest income on each pool of PCI loans as each of the pools is performing.

(f)
At December 31, 2017 and 2016, nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $4.3 billion and $5.0 billion, respectively, that are 90 or more days past due; (2) student loans insured by U.S. government agencies under the FFELP of zero and $263 million, respectively, that are 90 or more days past due; and (3) Real estate owned (“REO”) insured by U.S. government agencies of $95 million and $142 million, respectively. These amounts have been excluded based upon the government guarantee. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”).

(g)
For the year ended December 31, 2017, excluding net charge-offs of $467 million related to the student loan portfolio sale, the net charge-off rate for loans would have been 0.55% and for loans - excluding PCI would have been 0.57%.

JPMorgan Chase & Co./2017 Annual Report	101

Management’s discussion and analysis

CONSUMER CREDIT PORTFOLIO
The Firm’s retained consumer portfolio consists primarily of residential real estate loans, credit card loans, auto loans, and business banking loans, as well as associated lending-related commitments. The Firm’s focus is on serving primarily the prime segment of the consumer credit market. Originated mortgage loans are retained in the mortgage portfolio, securitized or sold to U.S. government agencies and U.S. government-sponsored enterprises; other types of consumer loans are typically retained on the balance sheet. The credit performance of the consumer portfolio continues to benefit from discipline in credit underwriting as well as improvement in the economy driven by increasing home prices and low unemployment. The total amount of residential real estate loans delinquent 30+ days, excluding government guaranteed and purchased credit impaired loans, increased from December 31, 2016 due to the impact of recent hurricanes; however, the 30+ day delinquency rate decreased due to growth in the portfolio. The Credit Card 30+ day delinquency rate and the net charge-off rate increased from the prior year, in line with expectations. For further information on consumer loans, see Note 12. For further information on lending-related commitments, see Note 27.

102	JPMorgan Chase & Co./2017 Annual Report

The following table presents consumer credit-related information with respect to the credit portfolio held by CCB, prime mortgage and home equity loans held by AWM, and prime mortgage loans held by Corporate. For further information about the Firm’s nonaccrual and charge-off accounting policies, see Note 12.

Consumer credit portfolio
As of or for the year ended December 31, (in millions, except ratios)	Credit exposure			Nonaccrual loans(k)(l)		Net charge-offs/(recoveries)(e)(m)(n)		Average annual net charge-off rate(e)(m)(n)
	2017	2016		2017	2016	2017	2016	2017	2016
Consumer, excluding credit card
Loans, excluding PCI loans and loans held-for-sale
Residential mortgage(a)	$216,496	$192,486		$2,175	$2,256	$(10)	$16	—%	0.01%
Home equity	33,450	39,063		1,610	1,845	69	189	0.19	0.45
Auto(b)(c)	66,242	65,814		141	214	331	285	0.51	0.45
Consumer & Business Banking(a)(c)(d)	25,789	24,307		283	287	257	257	1.03	1.10
Student(a)(e)	—	7,057		—	165	498	162	NM	2.13
Total loans, excluding PCI loans and loans held-for-sale	341,977	328,727		4,209	4,767	1,145	909	0.34	0.28
Loans – PCI
Home equity	10,799	12,902		NA	NA	NA	NA	NA	NA
Prime mortgage	6,479	7,602		NA	NA	NA	NA	NA	NA
Subprime mortgage	2,609	2,941		NA	NA	NA	NA	NA	NA
Option ARMs(f)	10,689	12,234		NA	NA	NA	NA	NA	NA
Total loans – PCI	30,576	35,679		NA	NA	NA	NA	NA	NA
Total loans – retained	372,553	364,406		4,209	4,767	1,145	909	0.31	0.25
Loans held-for-sale	128	238		—	53	—	—	—	—
Total consumer, excluding credit card loans	372,681	364,644		4,209	4,820	1,145	909	0.31	0.25
Lending-related commitments(g)	48,553	53,247	(j)
Receivables from customers(h)	133	120
Total consumer exposure, excluding credit card	421,367	418,011	(j)
Credit Card
Loans retained(i)	149,387	141,711		—	—	4,123	3,442	2.95	2.63
Loans held-for-sale	124	105		—	—	—	—	—	—
Total credit card loans	149,511	141,816		—	—	4,123	3,442	2.95	2.63
Lending-related commitments(g)	572,831	553,891
Total credit card exposure	722,342	695,707
Total consumer credit portfolio	$1,143,709	$1,113,718	(j)	$4,209	$4,820	$5,268	$4,351	1.04%	0.89%
Memo: Total consumer credit portfolio, excluding PCI	$1,113,133	$1,078,039	(j)	$4,209	$4,820	$5,268	$4,351	1.11%	0.96%

(a)	Certain loan portfolios have been reclassified. The prior period amounts have been revised to conform with the current period presentation.

(b)
At December 31, 2017 and 2016, excluded operating lease assets of $17.1 billion and $13.2 billion, respectively. These operating lease assets are included in other assets on the Firm’s Consolidated balance sheets. The risk of loss on these assets relates to the residual value of the leased vehicles, which is managed through projection of the lease residual value at lease origination, periodic review of residual values, and through arrangements with certain auto manufacturers that mitigates this risk.

(c)
Includes certain business banking and auto dealer risk-rated loans that apply the wholesale methodology for determining the allowance for loan losses; these loans are managed by CCB, and therefore, for consistency in presentation, are included within the consumer portfolio.

(d)	Predominantly includes Business Banking loans.

(e)
For the year ended December 31, 2017, excluding net charge-offs of $467 million related to the student loan portfolio sale, the net charge-off rate for Total consumer, excluding credit card and PCI loans and loans held-for-sale would have been 0.20%; Total consumer - retained excluding credit card loans would have been 0.18%; Total consumer credit portfolio would have been 0.95%; and Total consumer credit portfolio, excluding PCI loans would have been 1.01%.

(f)	At December 31, 2017 and 2016, approximately 68% and 66%, respectively, of the PCI option adjustable rate mortgages (“ARMs”) portfolio has been modified into fixed-rate, fully amortizing loans.

(g)
Credit card and home equity lending-related commitments represent the total available lines of credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit would be used at the same time. For credit card and home equity commitments (if certain conditions are met), the Firm can reduce or cancel these lines of credit by providing the borrower notice or, in some cases as permitted by law, without notice. For further information, see Note 27.

(h)
Receivables from customers represent held-for-investment margin loans to brokerage customers that are collateralized through assets maintained in the clients’ brokerage accounts. These receivables are reported within accrued interest and accounts receivable on the Firm’s Consolidated balance sheets.

(i)	Includes billed interest and fees net of an allowance for uncollectible interest and fees.

(j)	The prior period amounts have been revised to conform with the current period presentation.

(k)
At December 31, 2017 and 2016, nonaccrual loans excluded loans 90 or more days past due as follows: (1) mortgage loans insured by U.S. government agencies of $4.3 billion and $5.0 billion, respectively; and (2) student loans insured by U.S. government agencies under the FFELP of zero and $263 million, respectively. These amounts have been excluded from nonaccrual loans based upon the government guarantee. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status, as permitted by regulatory guidance issued by the FFIEC.

(l)	Excludes PCI loans. The Firm is recognizing interest income on each pool of PCI loans as each of the pools is performing.

(m)
Net charge-offs and net charge-off rates excluded write-offs in the PCI portfolio of $86 million and $156 million for the years ended December 31, 2017 and 2016. These write-offs decreased the allowance for loan losses for PCI loans. See Allowance for Credit Losses on pages 117–119 for further details.

(n)	Average consumer loans held-for-sale were $1.5 billion and $496 million for the years ended December 31, 2017 and 2016, respectively. These amounts were excluded when calculating net charge-off rates.

JPMorgan Chase & Co./2017 Annual Report	103

Management’s discussion and analysis

Consumer, excluding credit card
Portfolio analysis
Consumer loan balances increased from December 31, 2016 predominantly due to originations of high-quality prime mortgage loans that have been retained on the balance sheet, partially offset by the sale of the student loan portfolio as well as paydowns and the charge-off or liquidation of delinquent loans.
PCI loans are excluded from the following discussions of individual loan products and are addressed separately below. For further information about the Firm’s consumer portfolio, including information about delinquencies, loan modifications and other credit quality indicators, see
Note 12.
Residential mortgage: The residential mortgage portfolio predominantly consists of high-quality prime mortgage loans with a small component (approximately 1%) of subprime mortgage loans. These subprime mortgage loans continue to run-off and are performing in line with expectations. The residential mortgage portfolio, including loans held-for-sale, increased from December 31, 2016 due to retained originations of primarily high-quality fixed rate prime mortgage loans partially offset by paydowns. Residential mortgage 30+ day delinquencies increased from December 31, 2016 due to the impact of recent hurricanes. Nonaccrual loans decreased from the prior year primarily as a result of loss mitigation activities. There was a net recovery for the year ended December 31, 2017 compared to a net charge-off for the year ended December 31, 2016, reflecting continued improvement in home prices and delinquencies.
At December 31, 2017 and 2016, the Firm’s residential mortgage portfolio, including loans held-for-sale, included $8.6 billion and $9.5 billion, respectively, of mortgage loans insured and/or guaranteed by U.S. government agencies, of which $6.2 billion and $7.0 billion, respectively, were 30 days or more past due (of these past due loans, $4.3 billion and $5.0 billion, respectively, were 90 days or more past due). The Firm monitors its exposure to certain potential unrecoverable claim payments related to government insured loans and considers this exposure in estimating the allowance for loan losses.

At December 31, 2017 and 2016, the Firm’s residential mortgage portfolio included $20.2 billion and $19.1 billion, respectively, of interest-only loans. These loans have an interest-only payment period generally followed by an adjustable-rate or fixed-rate fully amortizing payment period to maturity and are typically originated as higher-balance loans to higher-income borrowers. To date, losses on this portfolio generally have been consistent with the broader residential mortgage portfolio. The Firm continues to monitor the risks associated with these loans.
Home equity: The home equity portfolio declined from December 31, 2016 primarily reflecting loan paydowns. The amount of 30+ day delinquencies decreased from December 31, 2016 but was impacted by recent hurricanes. Nonaccrual loans decreased from December 31, 2016 primarily as a result of loss mitigation activities. Net charge-offs for the year ended December 31, 2017 declined when compared with the prior year, partially as a result of lower loan balances.
At December 31, 2017, approximately 90% of the Firm’s home equity portfolio consists of home equity lines of credit (“HELOCs”) and the remainder consists of home equity loans (“HELOANs”). HELOANs are generally fixed-rate, closed-end, amortizing loans, with terms ranging from 3–30 years. In general, HELOCs originated by the Firm are revolving loans for a 10-year period, after which time the HELOC recasts into a loan with a 20-year amortization period.
The carrying value of HELOCs outstanding was $30 billion at December 31, 2017. Of such amounts, $14 billion have recast from interest-only to fully amortizing payments or have been modified and $5 billion are interest-only balloon HELOCs, which primarily mature after 2030. The Firm manages the risk of HELOCs during their revolving period by closing or reducing the undrawn line to the extent permitted by law when borrowers are exhibiting a material deterioration in their credit risk profile.

104	JPMorgan Chase & Co./2017 Annual Report

The Firm monitors risks associated with junior lien loans where the borrower has a senior lien loan that is more than 90 days delinquent or has been modified. These loans are considered “high-risk seconds” and are classified as nonaccrual as they are considered to pose a higher risk of default than other junior lien loans. At December 31, 2017, the Firm estimated that the carrying value of its home equity portfolio contained approximately $725 million of current junior lien loans that were considered high-risk seconds, compared with $1.1 billion at December 31, 2016. For further information, see Note 12.
Auto: The auto loan portfolio, which predominantly consists of prime-quality loans, was relatively flat compared with December 31, 2016, as new originations were largely offset by paydowns and the charge-off or liquidation of delinquent loans. Nonaccrual loans decreased compared with December 31, 2016. Net charge-offs for the year ended December 31, 2017 increased compared with the prior year, primarily as a result of an incremental adjustment recorded in accordance with regulatory guidance regarding the timing of loss recognition for certain loans in bankruptcy and loans where assets were acquired in loan satisfaction.

Consumer & Business banking: Consumer & Business Banking loans increased compared with December 31, 2016 as growth due to loan originations was partially offset by paydowns and the charge-off or liquidation of delinquent loans. Nonaccrual loans and net charge-offs were relatively flat compared with prior year.
Student: The Firm wrote down and subsequently sold the student loan portfolio during 2017. Net charge-offs for the year ended December 31, 2017 increased as a result of the write-down.
Purchased credit-impaired loans: PCI loans decreased as the portfolio continues to run off. As of December 31, 2017, approximately 11% of the option ARM PCI loans were delinquent and approximately 68% of the portfolio had been modified into fixed-rate, fully amortizing loans. The borrowers for substantially all of the remaining loans are making amortizing payments, although such payments are not necessarily fully amortizing. This latter group of loans is subject to the risk of payment shock due to future payment recast. Default rates generally increase on option ARM loans when payment recast results in a payment increase. The expected increase in default rates is considered in the Firm’s quarterly impairment assessment.

The following table provides a summary of lifetime principal loss estimates included in either the nonaccretable difference or the allowance for loan losses.

Summary of PCI loans lifetime principal loss estimates
	Lifetime loss estimates(a)		Life-to-date liquidation losses(b)
December 31, (in billions)	2017	2016	2017	2016
Home equity	$14.2	$14.4	$12.9	$12.8
Prime mortgage	4.0	4.0	3.8	3.7
Subprime mortgage	3.3	3.2	3.1	3.1
Option ARMs	10.0	10.0	9.7	9.7
Total	$31.5	$31.6	$29.5	$29.3

(a)
Includes the original nonaccretable difference established in purchase accounting of $30.5 billion for principal losses plus additional principal losses recognized subsequent to acquisition through the provision and allowance for loan losses. The remaining nonaccretable difference for principal losses was $842 million and $1.1 billion at December 31, 2017 and 2016, respectively.

(b)	Represents both realization of loss upon loan resolution and any principal forgiven upon modification.
For further information on the Firm’s PCI loans, including write-offs, see Note 12.
Geographic composition of residential real estate loans
At December 31, 2017, $152.8 billion, or 63% of the total retained residential real estate loan portfolio, excluding mortgage loans insured by U.S. government agencies and PCI loans, were concentrated in California, New York, Illinois, Texas and Florida, compared with $139.9 billion, or 63%, at December 31, 2016. For additional information on the geographic composition of the Firm’s residential real estate loans, see Note 12.
Current estimated loan-to-values of residential real estate loans
Average current estimated loan-to-value (“LTV”) ratios have declined consistent with improvements in home prices, customer pay downs, and charge-offs or liquidations of higher LTV loans. For further information on current estimated LTVs of residential real estate loans, see Note 12.

Loan modification activities for residential real estate loans
The performance of modified loans generally differs by product type due to differences in both the credit quality and the types of modifications provided. Performance metrics for modifications to the residential real estate portfolio, excluding PCI loans, that have been seasoned more than six months show weighted-average redefault rates of 24% for residential mortgages and 21% for home equity. The cumulative performance metrics for modifications to the PCI residential real estate portfolio that have been seasoned more than six months show weighted average redefault rates of 20% for home equity, 19% for prime mortgages, 16% for option ARMs and 34% for subprime mortgages. The cumulative redefault rates reflect the performance of modifications completed under both the U.S. Government’s Home Affordable Modification Program (“HAMP”) and the Firm’s proprietary modification programs

JPMorgan Chase & Co./2017 Annual Report	105

Management’s discussion and analysis

(primarily the Firm’s modification program that was modeled after HAMP) from October 1, 2009, through December 31, 2017.
Certain loans that were modified under HAMP and the Firm’s proprietary modification programs have interest rate reset provisions (“step-rate modifications”). Interest rates on these loans generally began to increase commencing in 2014 by 1% per year, and will continue to do so until the rate reaches a specified cap. The cap on these loans is typically at a prevailing market interest rate for a fixed-rate mortgage loan as of the modification date. At December 31, 2017, the carrying value of non-PCI loans and the unpaid principal balance of PCI loans modified in step-rate modifications, which have not yet met their specified caps, were $3 billion and $7 billion, respectively. The Firm continues to monitor this risk exposure and the impact of these potential interest rate increases is considered in the Firm’s allowance for loan losses.
The following table presents information as of December 31, 2017 and 2016, relating to modified retained residential real estate loans for which concessions have been granted to borrowers experiencing financial difficulty. For further information on modifications for the years ended December 31, 2017 and 2016, see Note 12.

Modified residential real estate loans
	2017		2016
December 31, (in millions)	Retained loans	Nonaccrual retained loans(d)	Retained loans	Nonaccrual retained loans(d)
Modified residential real estate loans, excluding PCI loans(a)(b)
Residential mortgage	5,620	1,743	6,032	1,755
Home equity	$2,118	$1,032	$2,264	$1,116
Total modified residential real estate loans, excluding PCI loans	$7,738	$2,775	$8,296	$2,871
Modified PCI loans(c)
Home equity	$2,277	NA	$2,447	NA
Prime mortgage	4,490	NA	5,052	NA
Subprime mortgage	2,678	NA	2,951	NA
Option ARMs	8,276	NA	9,295	NA
Total modified PCI loans	$17,721	NA	$19,745	NA

(a)	Amounts represent the carrying value of modified residential real estate loans.

(b)
At December 31, 2017 and 2016, $3.8 billion and $3.4 billion, respectively, of loans modified subsequent to repurchase from Ginnie Mae in accordance with the standards of the appropriate government agency (i.e., Federal Housing Administration (“FHA”), U.S. Department of Veterans Affairs (“VA”), Rural Housing Service of the U.S. Department of Agriculture (“RHS”)) are not included in the table above. When such loans perform subsequent to modification in accordance with Ginnie Mae guidelines, they are generally sold back into Ginnie Mae loan pools. Modified loans that do not re-perform become subject to foreclosure. For additional information about sales of loans in securitization transactions with Ginnie Mae, see Note 14.

(c)	Amounts represent the unpaid principal balance of modified PCI loans.

(d)
As of December 31, 2017 and 2016, nonaccrual loans included $2.2 billion and $2.3 billion, respectively, of troubled debt restructuring (“TDRs”) for which the borrowers were less than 90 days past due. For additional information about loans modified in a TDR that are on nonaccrual status, see Note 12.

Nonperforming assets
The following table presents information as of December 31, 2017 and 2016, about consumer, excluding credit card, nonperforming assets.

Nonperforming assets(a)
December 31, (in millions)	2017	2016
Nonaccrual loans(b)
Residential real estate(c)	$3,785	$4,154
Other consumer(c)	424	666
Total nonaccrual loans	4,209	4,820
Assets acquired in loan satisfactions
Real estate owned	225	292
Other	40	57
Total assets acquired in loan satisfactions	265	349
Total nonperforming assets	$4,474	$5,169

(a)
At December 31, 2017 and 2016, nonperforming assets excluded: (1) mortgage loans insured by U.S. government agencies of $4.3 billion and $5.0 billion, respectively, that are 90 or more days past due; (2) student loans insured by U.S. government agencies under the FFELP of zero and $263 million, respectively, that are 90 or more days past due; and (3) real estate owned insured by U.S. government agencies of $95 million and $142 million, respectively. These amounts have been excluded based upon the government guarantee.

(b)
Excludes PCI loans which are accounted for on a pool basis. Since each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, the past-due status of the pools, or that of individual loans within the pools, is not meaningful. The Firm is recognizing interest income on each pool of loans as each of the pools is performing.

(c)	Certain loan portfolios have been reclassified. The prior period amounts have been revised to conform with the current period presentation.
Nonaccrual loans in the residential real estate portfolio at December 31, 2017 decreased to $3.8 billion from $4.2 billion at December 31, 2016, of which 26% and 29% were greater than 150 days past due, respectively. In the aggregate, the unpaid principal balance of residential real estate loans greater than 150 days past due was charged down by approximately 40% and 43% to the estimated net realizable value of the collateral at December 31, 2017 and 2016, respectively.
Active and suspended foreclosure: For information on loans that were in the process of active or suspended foreclosure, see Note 12.
Nonaccrual loans: The following table presents changes in the consumer, excluding credit card, nonaccrual loans for the years ended December 31, 2017 and 2016.

Nonaccrual loan activity
Year ended December 31,
(in millions)	2017	2016
Beginning balance	$4,820	$5,413
Additions	3,525	3,858
Reductions:
Principal payments and other(a)	1,577	1,437
Charge-offs	699	843
Returned to performing status	1,509	1,589
Foreclosures and other liquidations	351	582
Total reductions	4,136	4,451
Net changes	(611)	(593)
Ending balance	$4,209	$4,820

(a)	Other reductions includes loan sales.

106	JPMorgan Chase & Co./2017 Annual Report

Credit card
Total credit card loans increased from December 31, 2016 due to strong new account growth and higher sales volume. The December 31, 2017 30+ day delinquency rate increased to 1.80% from 1.61% at December 31, 2016, while the December 31, 2017 90+ day delinquency rate increased to 0.92% from 0.81% at December 31, 2016, in line with expectations. Net charge-offs increased for the year ended December 31, 2017 primarily due to growth in newer vintages which, as anticipated, have higher loss rates than the more seasoned portion of the portfolio. The credit card portfolio continues to reflect a largely well-seasoned portfolio that has strong U.S. geographic diversification.
Loans outstanding in the top five states of California, Texas, New York, Florida and Illinois consisted of $67.2 billion in receivables, or 45% of the retained loan portfolio, at December 31, 2017, compared with $62.8 billion, or 44%, at December 31, 2016. For more information on the geographic and FICO composition of the Firm’s credit card loans, see Note 12.
Modifications of credit card loans
At both December 31, 2017 and 2016, the Firm had $1.2 billion of credit card loans outstanding that have been modified in TDRs. These balances included both credit card loans with modified payment terms and credit card loans that reverted back to their pre-modification payment terms because the cardholder did not comply with the modified payment terms.
Consistent with the Firm’s policy, all credit card loans typically remain on accrual status until charged off. However, the Firm establishes an allowance, which is offset against loans and charged to interest income, for the estimated uncollectible portion of accrued and billed interest and fee income.
For additional information about loan modification programs to borrowers, see Note 12.

JPMorgan Chase & Co./2017 Annual Report	107

Management’s discussion and analysis

WHOLESALE CREDIT PORTFOLIO
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

The wholesale credit portfolio was stable for the year ended December 31, 2017, characterized by low levels of criticized exposure, nonaccrual loans and charge-offs. See industry discussion on pages 109–112 for further information. The increase in retained loans was driven by new originations in CB and higher loans to Private Banking clients in AWM, which was partially offset by paydowns in CIB. Discipline in underwriting across all areas of lending continues to be a key point of focus. The wholesale portfolio is actively managed, in part by conducting ongoing, in-depth reviews of client credit quality and transaction structure inclusive of collateral where applicable, and of industry, product and client concentrations.

In the following tables, the Firm’s wholesale credit portfolio includes exposure held in CIB, CB, AWM and Corporate, and excludes all exposure managed by CCB.

Wholesale credit portfolio
December 31, (in millions)	Credit exposure		Nonperforming(c)
	2017	2016	2017	2016
Loans retained	$402,898	$383,790	$1,734	$1,954
Loans held-for-sale	3,099	2,285	—	109
Loans at fair value	2,508	2,230	—	—
Loans – reported	408,505	388,305	1,734	2,063
Derivative receivables	56,523	64,078	130	223
Receivables from customers and other(a)	26,139	17,440	—	—
Total wholesale credit-related assets	491,167	469,823	1,864	2,286
Lending-related commitments	370,098	368,014	731	506
Total wholesale credit exposure	$861,265	$837,837	$2,595	$2,792
Credit derivatives used in credit portfolio management activities(b)	$(17,609)	$(22,114)	$—	$—
Liquid securities and other cash collateral held against derivatives	(16,108)	(22,705)	NA	NA

(a)
Receivables from customers and other include $26.0 billion and $17.3 billion of held-for-investment margin loans at December 31, 2017 and 2016, respectively, to brokerage customers in CIB Prime Services and in AWM; these are classified in accrued interest and accounts receivable on the Consolidated balance sheets.

(b)
Represents the net notional amount of protection purchased and sold through credit derivatives used to manage both performing and nonperforming wholesale credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. For additional information, see Credit derivatives on pages 115–116, and Note 5.

(c)	Excludes assets acquired in loan satisfactions.

108	JPMorgan Chase & Co./2017 Annual Report

The following tables present the maturity and ratings profiles of the wholesale credit portfolio as of December 31, 2017 and 2016. The ratings scale is based on the Firm’s internal risk ratings, which generally correspond to the ratings assigned by S&P and Moody’s. For additional information on wholesale loan portfolio risk ratings, see Note 12.

Wholesale credit exposure – maturity and ratings profile
	Maturity profile(d)				Ratings profile
	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
December 31, 2017 (in millions, except ratios)					AAA/Aaa to BBB-/Baa3	BB+/Ba1 & below
Loans retained	$121,643	$177,033	$104,222	$402,898	$311,681	$91,217	$402,898	77%
Derivative receivables				56,523			56,523
Less: Liquid securities and other cash collateral held against derivatives				(16,108)			(16,108)
Total derivative receivables, net of all collateral	9,882	10,463	20,070	40,415	32,373	8,042	40,415	80
Lending-related commitments	80,273	275,317	14,508	370,098	274,127	95,971	370,098	74
Subtotal	211,798	462,813	138,800	813,411	618,181	195,230	813,411	76
Loans held-for-sale and loans at fair value(a)				5,607			5,607
Receivables from customers and other				26,139			26,139
Total exposure – net of liquid securities and other cash collateral held against derivatives				$845,157			$845,157
Credit derivatives used in credit portfolio management activities(b)(c)	$(1,807)	$(11,011)	$(4,791)	$(17,609)	$(14,984)	$(2,625)	$(17,609)	85%

	Maturity profile(d)				Ratings profile
	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
December 31, 2016 (in millions, except ratios)					AAA/Aaa to BBB-/Baa3	BB+/Ba1 & below
Loans retained	$117,238	$167,235	$99,317	$383,790	$289,923	$93,867	$383,790	76%
Derivative receivables				64,078			64,078
Less: Liquid securities and other cash collateral held against derivatives				(22,705)			(22,705)
Total derivative receivables, net of all collateral	14,019	8,510	18,844	41,373	33,081	8,292	41,373	80
Lending-related commitments	88,399	271,825	7,790	368,014	269,820	98,194	368,014	73
Subtotal	219,656	447,570	125,951	793,177	592,824	200,353	793,177	75
Loans held-for-sale and loans at fair value(a)				4,515			4,515
Receivables from customers and other				17,440			17,440
Total exposure – net of liquid securities and other cash collateral held against derivatives				$815,132			$815,132
Credit derivatives used in credit portfolio management activities (b)(c)	$(1,354)	$(16,537)	$(4,223)	$(22,114)	$(18,710)	$(3,404)	$(22,114)	85%

(a)	Represents loans held-for-sale, primarily related to syndicated loans and loans transferred from the retained portfolio, and loans at fair value.

(b)	These derivatives do not qualify for hedge accounting under U.S. GAAP.

(c)
The notional amounts are presented on a net basis by underlying reference entity and the ratings profile shown is based on the ratings of the reference entity on which protection has been purchased. Predominantly all of the credit derivatives entered into by the Firm where it has purchased protection used in credit portfolio management activities, are executed with investment-grade counterparties.

(d)
The maturity profile of retained loans, lending-related commitments and derivative receivables is based on remaining contractual maturity. Derivative contracts that are in a receivable position at December 31, 2017, may become payable prior to maturity based on their cash flow profile or changes in market conditions.

Wholesale credit exposure – industry exposures
The Firm focuses on the management and diversification of its industry exposures, and pays particular attention to industries with actual or potential credit concerns. Exposures deemed criticized align with the U.S. banking regulators’ definition of criticized exposures, which consist of the special mention, substandard and doubtful categories. The total criticized component of the portfolio, excluding loans held-for-sale and loans at fair value, was $15.6 billion at December 31, 2017, compared with $19.8 billion at December 31, 2016, driven by a 47% decrease in the Oil & Gas portfolio.

JPMorgan Chase & Co./2017 Annual Report	109

Management’s discussion and analysis

In 2017, the Firm revised its methodology for the assignment of industry classifications, to better monitor and manage concentrations. This largely resulted in the re-assignment of holding companies from All other to the industry of risk category based on the primary business activity of the holding company’s underlying entities. In the tables and industry discussions below, the prior period amounts have been revised to conform with the current period presentation.
Below are summaries of the Firm’s exposures as of December 31, 2017 and 2016. For additional information on industry concentrations, see Note 4.

Wholesale credit exposure – industries(a)
						Selected metrics
						30 days or more past due and accruing loans	Net charge-offs/ (recoveries)	Credit derivative hedges(f)	Liquid securities and other cash collateral held against derivative receivables
			Noninvestment-grade
	Credit exposure(e)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
As of or for the year ended December 31, 2017 (in millions)
Real Estate	$139,409	$115,401	$23,012	$859	$137	$254	$(4)	$—	$(2)
Consumer & Retail	87,679	55,737	29,619	1,791	532	30	34	(275)	(9)
Technology, Media & Telecommunications	59,274	36,510	20,453	2,258	53	14	(12)	(910)	(19)
Healthcare	55,997	42,643	12,731	585	38	82	(1)	—	(207)
Industrials	55,272	37,198	16,770	1,159	145	150	(1)	(196)	(21)
Banks & Finance Cos	49,037	34,654	13,767	612	4	1	6	(1,216)	(3,174)
Oil & Gas	41,317	21,430	14,854	4,046	987	22	71	(747)	(1)
Asset Managers	32,531	28,029	4,484	4	14	27	—	—	(5,290)
Utilities	29,317	24,486	4,383	227	221	—	11	(160)	(56)
State & Municipal Govt(b)	28,633	27,977	656	—	—	12	5	(130)	(524)
Central Govt	19,182	18,741	376	65	—	4	—	(10,095)	(2,520)
Chemicals & Plastics	15,945	11,107	4,764	74	—	4	—	—	—
Transportation	15,797	9,870	5,302	527	98	9	14	(32)	(131)
Automotive	14,820	9,321	5,278	221	—	10	1	(284)	—
Metals & Mining	14,171	6,989	6,822	321	39	3	(13)	(316)	(1)
Insurance	14,089	11,028	2,981	—	80	1	—	(157)	(2,195)
Financial Markets Infrastructure	5,036	4,775	261	—	—	—	—	—	(23)
Securities Firms	4,113	2,559	1,553	1	—	—	—	(274)	(335)
All other(c)	147,900	134,110	13,283	260	247	901	8	(2,817)	(1,600)
Subtotal	$829,519	$632,565	$181,349	$13,010	$2,595	$1,524	$119	$(17,609)	$(16,108)
Loans held-for-sale and loans at fair value	5,607
Receivables from customers and other	26,139
Total(d)	$861,265

110	JPMorgan Chase & Co./2017 Annual Report

						Selected metrics
						30 days or more past due and accruing loans	Net charge-offs/ (recoveries)	Credit derivative hedges(f)	Liquid securities and other cash collateral held against derivative receivables(g)
			Noninvestment-grade
	Credit exposure(e)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
As of or for the year ended December 31, 2016 (in millions)
Real Estate	$134,287	$104,869	$28,281	$937	$200	$206	$(7)	$(54)	$(11)
Consumer & Retail	84,804	54,730	28,255	1,571	248	75	24	(424)	(69)
Technology, Media & Telecommunications	63,324	39,998	21,751	1,559	16	9	2	(589)	(30)
Healthcare	49,445	39,244	9,279	882	40	86	37	(286)	(246)
Industrials	55,733	36,710	17,854	1,033	136	128	3	(434)	(40)
Banks & Finance Cos	48,393	35,385	12,560	438	10	21	(2)	(1,336)	(7,337)
Oil & Gas	40,367	18,629	12,274	8,069	1,395	31	233	(1,532)	(18)
Asset Managers	33,201	29,194	4,006	1	—	17	—	—	(5,737)
Utilities	29,672	24,203	4,959	424	86	8	—	(306)	—
State & Municipal Govt(b)	28,263	27,603	624	6	30	107	(1)	(130)	—
Central Govt	20,408	20,123	276	9	—	4	—	(11,691)	(4,183)
Chemicals & Plastics	15,043	10,405	4,452	156	30	3	—	(35)	(3)
Transportation	19,096	12,178	6,421	444	53	9	10	(93)	(188)
Automotive	16,736	9,235	7,299	201	1	7	—	(401)	(14)
Metals & Mining	13,419	5,523	6,744	1,133	19	—	36	(621)	(62)
Insurance	13,510	10,918	2,459	—	133	9	—	(275)	(2,538)
Financial Markets Infrastructure	8,732	7,980	752	—	—	—	—	—	(390)
Securities Firms	4,211	1,812	2,399	—	—	—	—	(273)	(491)
All other(c)	137,238	124,661	11,988	303	286	598	6	(3,634)	(1,348)
Subtotal	$815,882	$613,400	$182,633	$17,166	$2,683	$1,318	$341	$(22,114)	$(22,705)
Loans held-for-sale and loans at fair value	4,515
Receivables from customers and other	17,440
Total(d)	$837,837

(a)
The industry rankings presented in the table as of December 31, 2016, are based on the industry rankings of the corresponding exposures at December 31, 2017, not actual rankings of such exposures at December 31, 2016.

(b)
In addition to the credit risk exposure to states and municipal governments (both U.S. and non-U.S.) at December 31, 2017 and 2016, noted above, the Firm held: $9.8 billion and $9.1 billion, respectively, of trading securities; $32.3 billion and $31.6 billion, respectively, of AFS securities; and $14.4 billion and $14.5 billion, respectively, of HTM securities, issued by U.S. state and municipal governments. For further information, see Note 2 and Note 10.

(c)	All other includes: individuals; SPEs; and private education and civic organizations, representing approximately 59%, 37% and 4%, respectively, at both December 31, 2017 and December 31, 2016.

(d)
Excludes cash placed with banks of $421.0 billion and $380.2 billion, at December 31, 2017 and 2016, respectively, which is predominantly placed with various central banks, primarily Federal Reserve Banks.

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

(g)	Prior period amounts have been revised to conform with the current period presentation.

JPMorgan Chase & Co./2017 Annual Report	111

Management’s discussion and analysis

Presented below is additional detail on certain industries to which the Firm has exposure.
Real Estate
Exposure to the Real Estate industry increased $5.1 billion during the year ended December 31, 2017, to $139.4 billion predominantly driven by multifamily lending within CB. For the year ended December 31, 2017, the investment-grade percentage of the portfolio was 83%, up from 78% for the year ended December 31, 2016. For further information on Real Estate loans, see Note 12.

	December 31, 2017
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment-grade	% Drawn(c)
Multifamily(a)	$84,635	$34	$84,669	89%	92%
Other	54,620	120	54,740	74	66
Total Real Estate Exposure(b)	139,255	154	139,409	83	82

	December 31, 2016
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment- grade	% Drawn(c)
Multifamily(a)	$80,280	$34	$80,314	82%	90%
Other	53,801	172	53,973	72	62
Total Real Estate Exposure(b)	134,081	207	134,287	78	79

(a)	Multifamily exposure is largely in California.

(b)	Real Estate exposure is predominantly secured; unsecured exposure is largely investment-grade.

(c)	Represents drawn exposure as a percentage of credit exposure.
Oil & Gas and Natural Gas Pipelines
Exposure to the Oil & Gas and Natural Gas Pipeline portfolios increased by $1.1 billion during the year ended December 31, 2017 to $45.9 billion. During the year ended December 31, 2017, the credit quality of this exposure continued to improve, with the investment-grade percentage increasing from 48% to 53% and criticized exposure decreasing by $4.5 billion.

	December 31, 2017
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment-grade	% Drawn(d)
Exploration & Production (“E&P”) and Oilfield Services	$20,558	$1,175	$21,733	34%	33%
Other Oil & Gas(a)	19,032	552	19,584	72	28
Total Oil & Gas	39,590	1,727	41,317	52	31
Natural Gas Pipelines(b)	4,507	38	4,545	66	14
Total Oil & Gas and Natural Gas Pipelines(c)	$44,097	$1,765	$45,862	53	29

	December 31, 2016
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment-grade	% Drawn(d)
E&P and Oilfield Services	$20,971	$1,256	$22,227	27%	35%
Other Oil & Gas(a)	17,518	622	18,140	70	31
Total Oil & Gas	38,489	1,878	40,367	46	33
Natural Gas Pipelines(b)	4,253	106	4,359	66	30
Total Oil & Gas and Natural Gas Pipelines(c)	$42,742	$1,984	$44,726	48	33
(a) Other Oil & Gas includes Integrated Oil & Gas companies, Midstream/Oil Pipeline companies and refineries.
(b) Natural Gas Pipelines is reported within the Utilities Industry.
(c) Secured lending is $14.0 billion and $14.3 billion at December 31, 2017 and December 31, 2016, respectively, approximately half of which is reserve-based lending to the Exploration & Production sub-sector; unsecured exposure is largely investment-grade.
(d) Represents drawn exposure as a percentage of credit exposure.

112	JPMorgan Chase & Co./2017 Annual Report

Loans
In the normal course of its wholesale business, the Firm provides loans to a variety of clients, ranging from large corporate and institutional clients to high-net-worth individuals. For further discussion on loans, including information on credit quality indicators and sales of loans, see Note 12.
The following table presents the change in the nonaccrual loan portfolio for the years ended December 31, 2017 and 2016.

Wholesale nonaccrual loan activity(a)
Year ended December 31, (in millions)	2017	2016
Beginning balance	$2,063	$1,016
Additions	1,482	2,981
Reductions:
Paydowns and other	1,137	1,148
Gross charge-offs	200	385
Returned to performing status	189	242
Sales	285	159
Total reductions	1,811	1,934
Net changes	(329)	1,047
Ending balance	$1,734	$2,063
(a) Loans are placed on nonaccrual status when management believes full payment of principal or interest is not expected, regardless of delinquency status, or when principal or interest have been in default for a period of 90 days or more unless the loan is both well-secured and in the process of collection.

The following table presents net charge-offs/recoveries, which are defined as gross charge-offs less recoveries, for the years ended December 31, 2017 and 2016. The amounts in the table below do not include gains or losses from sales of nonaccrual loans.

Wholesale net charge-offs/(recoveries)
Year ended December 31, (in millions, except ratios)	2017	2016
Loans – reported
Average loans retained	$392,263	$371,778
Gross charge-offs	212	398
Gross recoveries	(93)	(57)
Net charge-offs	119	341
Net charge-off rate	0.03%	0.09%
Lending-related commitments
The Firm uses lending-related financial instruments, such as commitments (including revolving credit facilities) and guarantees, to meet the financing needs of its clients. The contractual amounts of these financial instruments represent the maximum possible credit risk should the counterparties draw down on these commitments or the Firm fulfill its obligations under these guarantees, and the counterparties subsequently fail to perform according to the terms of these contracts. Most of these commitments and guarantees are refinanced, extended, cancelled, or expire without being drawn upon or a default occurring. In the Firm’s view, the total contractual amount of these wholesale lending-related commitments is not representative of the Firm’s expected future credit exposure or funding requirements. For further information on wholesale lending-related commitments, see Note 27.
Clearing services
The Firm provides clearing services for clients entering into securities and derivative transactions. Through the provision of these services the Firm is exposed to the risk of non-performance by its clients and may be required to share in losses incurred by central counterparties. Where possible, the Firm seeks to mitigate its credit risk to its clients through the collection of adequate margin at inception and throughout the life of the transactions and can also cease provision of clearing services if clients do not adhere to their obligations under the clearing agreement. For further discussion of clearing services, see Note 27.

JPMorgan Chase & Co./2017 Annual Report	113

Management’s discussion and analysis

Derivative contracts
In the normal course of business, the Firm uses derivative instruments predominantly for market-making activities. Derivatives enable counterparties to manage exposures to fluctuations in interest rates, currencies and other markets. The Firm also uses derivative instruments to manage its own credit and other market risk exposure. The nature of the counterparty and the settlement mechanism of the derivative affect the credit risk to which the Firm is exposed. For OTC derivatives the Firm is exposed to the credit risk of the derivative counterparty. For exchange-traded derivatives (“ETD”), such as futures and options, and “cleared” over-the-counter (“OTC-cleared”) derivatives, the Firm is generally exposed to the credit risk of the relevant CCP. Where possible, the Firm seeks to mitigate its credit risk exposures arising from derivative transactions through the use of legally enforceable master netting arrangements and collateral agreements. For further discussion of derivative contracts, counterparties and settlement types, see Note 5.
The following table summarizes the net derivative receivables for the periods presented.

Derivative receivables
December 31, (in millions)	2017	2016
Interest rate	$24,673	$28,302
Credit derivatives	869	1,294
Foreign exchange	16,151	23,271
Equity	7,882	4,939
Commodity	6,948	6,272
Total, net of cash collateral	56,523	64,078
Liquid securities and other cash collateral held against derivative receivables(a)	(16,108)	(22,705)
Total, net of all collateral	$40,415	$41,373

(a)	Includes collateral related to derivative instruments where an appropriate legal opinion has not been either sought or obtained.
Derivative receivables reported on the Consolidated balance sheets were $56.5 billion and $64.1 billion at December 31, 2017 and 2016, respectively. Derivative receivables decreased predominantly as a result of client-driven market-making activities in CIB Markets, which reduced foreign exchange and interest rate derivative receivables, and increased equity derivative receivables, driven by market movements.
Derivative receivables amounts represent the fair value of the derivative contracts after giving effect to legally enforceable master netting agreements and cash collateral held by the Firm. However, in management’s view, the appropriate measure of current credit risk should also take into consideration additional liquid securities (primarily U.S. government and agency securities and other group of seven nations (“G7”) government bonds) and other cash collateral held by the Firm aggregating $16.1 billion and $22.7 billion at December 31, 2017 and 2016, respectively, that may be used as security when the fair value of the client’s exposure is in the Firm’s favor.

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
Finally, AVG is a measure of the expected fair value of the Firm’s derivative receivables at future time periods, including the benefit of collateral. AVG exposure over the total life of the derivative contract is used as the primary metric for pricing purposes and is used to calculate credit risk capital and the CVA, as further described below. The three year AVG exposure was $29.0 billion and $31.1 billion at December 31, 2017 and 2016, respectively, compared with derivative receivables, net of all collateral, of $40.4 billion and $41.4 billion at December 31, 2017 and 2016, respectively.
The fair value of the Firm’s derivative receivables incorporates CVA to reflect the credit quality of counterparties. CVA is based on the Firm’s AVG to a counterparty and the counterparty’s credit spread in the credit derivatives market. The Firm believes that active risk management is essential to controlling the dynamic credit risk in the derivatives portfolio. In addition, the Firm’s risk management process takes into consideration the potential

114	JPMorgan Chase & Co./2017 Annual Report

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
Exposure profile of derivatives measures
December 31, 2017
(in billions)
The following table summarizes the ratings profile by derivative counterparty of the Firm’s derivative receivables, including credit derivatives, net of all collateral, at the dates indicated. The ratings scale is based on the Firm’s internal ratings, which generally correspond to the ratings as assigned by S&P and Moody’s.

Ratings profile of derivative receivables
Rating equivalent	2017		2016
December 31, (in millions, except ratios)	Exposure net of all collateral	% of exposure net of all collateral	Exposure net of all collateral	% of exposure net of all collateral
AAA/Aaa to AA-/Aa3	$11,529	29%	$11,449	28%
A+/A1 to A-/A3	6,919	17	8,505	20
BBB+/Baa1 to BBB-/Baa3	13,925	34	13,127	32
BB+/Ba1 to B-/B3	7,397	18	7,308	18
CCC+/Caa1 and below	645	2	984	2
Total	$40,415	100%	$41,373	100%

As previously noted, the Firm uses collateral agreements to mitigate counterparty credit risk. The percentage of the Firm’s over-the-counter derivatives transactions subject to collateral agreements — excluding foreign exchange spot trades, which are not typically covered by collateral agreements due to their short maturity and centrally cleared trades that are settled daily — was approximately 90% as of December 31, 2017, largely unchanged compared with December 31, 2016.
Credit derivatives
The Firm uses credit derivatives for two primary purposes: first, in its capacity as a market-maker, and second, as an end-user to manage the Firm’s own credit risk associated with various exposures. For a detailed description of credit derivatives, see Credit derivatives in Note 5.

Credit portfolio management activities
Included in the Firm’s end-user activities are credit derivatives used to mitigate the credit risk associated with traditional lending activities (loans and unfunded commitments) and derivatives counterparty exposure in the Firm’s wholesale businesses (collectively, “credit portfolio management” activities). Information on credit portfolio management activities is provided in the table below. For further information on derivatives used in credit portfolio management activities, see Credit derivatives in Note 5.
The Firm also uses credit derivatives as an end-user to manage other exposures, including credit risk arising from certain securities held in the Firm’s market-making businesses. These credit derivatives are not included in credit portfolio management activities; for further information on these credit derivatives as well as credit derivatives used in the Firm’s capacity as a market-maker in credit derivatives, see Credit derivatives in Note 5.

JPMorgan Chase & Co./2017 Annual Report	115

Management’s discussion and analysis

Credit derivatives used in credit portfolio management activities
	Notional amount of protection purchased (a)
December 31, (in millions)	2017	2016
Credit derivatives used to manage:
Loans and lending-related commitments	$1,867	$2,430
Derivative receivables	15,742	19,684
Credit derivatives used in credit portfolio management activities	$17,609	$22,114

(a)	Amounts are presented net, considering the Firm’s net protection purchased or sold with respect to each underlying reference entity or index.
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

116	JPMorgan Chase & Co./2017 Annual Report

ALLOWANCE FOR CREDIT LOSSES
JPMorgan Chase’s allowance for credit losses covers the retained consumer and wholesale loan portfolios, as well as the Firm’s wholesale and certain consumer lending-related commitments.
For a further discussion of the components of the allowance for credit losses and related management judgments, see Critical Accounting Estimates Used by the Firm on pages 138–140 and Note 13.
At least quarterly, the allowance for credit losses is reviewed by the CRO, the CFO and the Controller of the Firm, and discussed with the Board of Directors’ Risk Policy Committee (“DRPC”) and the Audit Committee. As of December 31, 2017, JPMorgan Chase deemed the allowance for credit losses to be appropriate and sufficient to absorb probable credit losses inherent in the portfolio.

The allowance for credit losses decreased as of December 31, 2017, driven by:

•
a net reduction in the wholesale allowance, reflecting credit quality improvements in the Oil & Gas, Natural Gas Pipelines, and Metals & Mining portfolios (compared with additions to the allowance in the prior year driven by downgrades in the same portfolios)

largely offset by

•	a net increase in the consumer allowance, reflecting

–	additions to the allowance for the credit card and business banking portfolios, driven by loan growth in both of these portfolios and higher loss rates in the credit card portfolio, largely offset by

–	a reduction in the allowance for the residential real estate portfolio, predominantly driven by continued improvement in home prices and delinquencies, and

–	the utilization of the allowance in connection with the sale of the student loan portfolio.
For additional information on the consumer and wholesale credit portfolios, see Consumer Credit Portfolio on pages 102-107, Wholesale Credit Portfolio on pages 108–116 and
Note 12.

JPMorgan Chase & Co./2017 Annual Report	117

Management’s discussion and analysis

Summary of changes in the allowance for credit losses
	2017				2016
Year ended December 31,	Consumer, excluding credit card	Credit card	Wholesale	Total	Consumer, excluding credit card	Credit card	Wholesale	Total
(in millions, except ratios)
Allowance for loan losses
Beginning balance at January 1,	$5,198	$4,034	$4,544	$13,776	$5,806	$3,434	$4,315	$13,555
Gross charge-offs	1,779	4,521	212	6,512	1,500	3,799	398	5,697
Gross recoveries	(634)	(398)	(93)	(1,125)	(591)	(357)	(57)	(1,005)
Net charge-offs(a)	1,145	4,123	119	5,387	909	3,442	341	4,692
Write-offs of PCI loans(b)	86	—	—	86	156	—	—	156
Provision for loan losses	613	4,973	(286)	5,300	467	4,042	571	5,080
Other	(1)	—	2	1	(10)	—	(1)	(11)
Ending balance at December 31,	$4,579	$4,884	$4,141	$13,604	$5,198	$4,034	$4,544	$13,776
Impairment methodology
Asset-specific(c)	$246	$383	$461	$1,090	$308	$358	$342	$1,008
Formula-based	2,108	4,501	3,680	10,289	2,579	3,676	4,202	10,457
PCI	2,225	—	—	2,225	2,311	—	—	2,311
Total allowance for loan losses	$4,579	$4,884	$4,141	$13,604	$5,198	$4,034	$4,544	$13,776
Allowance for lending-related commitments
Beginning balance at January 1,	$26	$—	$1,052	$1,078	$14	$—	$772	$786
Provision for lending-related commitments	7	—	(17)	(10)	—	—	281	281
Other	—	—	—	—	12	—	(1)	11
Ending balance at December 31,	$33	$—	$1,035	$1,068	$26	$—	$1,052	$1,078
Impairment methodology
Asset-specific	$—	$—	$187	$187	$—	$—	$169	$169
Formula-based	33	—	848	881	26	—	883	909
Total allowance for lending-related commitments(d)	$33	$—	$1,035	$1,068	$26	$—	$1,052	$1,078
Total allowance for credit losses	$4,612	$4,884	$5,176	$14,672	$5,224	$4,034	$5,596	$14,854
Memo:
Retained loans, end of period	$372,553	$149,387	$402,898	$924,838	$364,406	$141,711	$383,790	$889,907
Retained loans, average	366,798	139,918	392,263	898,979	358,486	131,081	371,778	861,345
PCI loans, end of period	30,576	—	3	30,579	35,679	—	3	35,682
Credit ratios
Allowance for loan losses to retained loans	1.23%	3.27%	1.03%	1.47%	1.43%	2.85%	1.18%	1.55%
Allowance for loan losses to retained nonaccrual loans(e)	109	NM	239	229	109	NM	233	205
Allowance for loan losses to retained nonaccrual loans excluding credit card	109	NM	239	147	109	NM	233	145
Net charge-off rate(a)	0.31	2.95	0.03	0.60	0.25	2.63	0.09	0.54
Credit ratios, excluding residential real estate PCI loans
Allowance for loan losses to retained loans	0.69	3.27	1.03	1.27	0.88	2.85	1.18	1.34
Allowance for loan losses to retained nonaccrual loans(e)	56	NM	239	191	61	NM	233	171
Allowance for loan losses to retained nonaccrual loans excluding credit card	56	NM	239	109	61	NM	233	111
Net charge-off rate(a)	0.34%	2.95%	0.03%	0.62%	0.28%	2.63%	0.09%	0.57%

Note:	In the table above, the financial measures which exclude the impact of PCI loans are non-GAAP financial measures.

(a)
For the year ended December 31, 2017, excluding net charge-offs of $467 million related to the student loan portfolio sale, the net charge-off rate for Consumer, excluding credit card would have been 0.18%; total Firm would have been 0.55%; Consumer, excluding credit card and PCI loans would have been 0.20%; and total Firm, excluding PCI would have been 0.57%.

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

(d)	The allowance for lending-related commitments is reported in accounts payable and other liabilities on the Consolidated balance sheets.

(e)	The Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.

118	JPMorgan Chase & Co./2017 Annual Report

Provision for credit losses
The following table presents the components of the Firm’s provision for credit losses:

Year ended December 31, (in millions)	Provision for loan losses			Provision for lending-related commitments			Total provision for credit losses
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Consumer, excluding credit card	$613	$467	$(82)	$7	$—	$1	$620	$467	$(81)
Credit card	4,973	4,042	3,122	—	—	—	4,973	4,042	3,122
Total consumer	5,586	4,509	3,040	7	—	1	5,593	4,509	3,041
Wholesale	(286)	571	623	(17)	281	163	(303)	852	786
Total	$5,300	$5,080	$3,663	$(10)	$281	$164	$5,290	$5,361	$3,827
Provision for credit losses
The provision for credit losses decreased as of December 31, 2017 as a result of:

•
a net $422 million reduction in the wholesale allowance for credit losses, reflecting credit quality improvements in the Oil & Gas, Natural Gas Pipelines, and Metals & Mining portfolios, compared with an addition of $511 million in the prior year driven by downgrades in the same portfolios.

The decrease was predominantly offset by

•	a higher consumer provision driven by

–
$450 million of higher net charge-offs, primarily in the credit card portfolio due to growth in newer vintages which, as anticipated, have higher loss rates than the more seasoned portion of the portfolio, partially offset by a decrease in net charge-offs in the residential real estate portfolio reflecting continued improvement in home prices and delinquencies,

–	a $218 million impact in connection with the sale of the student loan portfolio, and

–	a $416 million higher addition to the allowance for credit losses.
Current year additions to the consumer allowance included:

◦
an $850 million addition to the allowance for credit losses in the credit card portfolio, compared to a $600 million addition in the prior year, due to higher loss rates and loan growth in both years, and

◦	a $50 million addition to the allowance for credit losses in the business banking portfolio, driven by loan growth the additions were partially offset by

◦
a $316 million net reduction in the allowance for credit losses in the residential real estate portfolio, compared to a $517 million net reduction in the prior year, reflecting continued improvement in home prices and delinquencies in both years.

JPMorgan Chase & Co./2017 Annual Report	119

Management’s discussion and analysis

INVESTMENT PORTFOLIO RISK MANAGEMENT
Investment portfolio risk is the risk associated with the loss of principal or a reduction in expected returns on investments arising from the investment securities portfolio held by Treasury and CIO in connection with the Firm’s balance sheet or asset-liability management objectives or from principal investments managed in various LOBs in predominantly privately-held financial assets and instruments. Investments are typically intended to be held over extended periods and, accordingly, the Firm has no expectation for short-term realized gains with respect to these investments.
Investment securities risk
Investment securities risk includes the exposure associated with the default of principal plus coupon payments. This risk is minimized given that Treasury and CIO generally invest in high-quality securities. At December 31, 2017, the investment securities portfolio was $248.0 billion, and the average credit rating of the securities comprising the portfolio was AA+ (based upon external ratings where available and where not available, based primarily upon internal ratings that correspond to ratings as defined by S&P and Moody’s). For further information on the investment securities portfolio, see Note 10 on pages 203-208. For further information on the market risk inherent in the portfolio, see Market Risk Management on pages 121-128. For further information on related liquidity risk, see Liquidity Risk on pages 92–97.
Governance and oversight
Investment securities risks are governed by the Firm’s Risk Appetite framework, and discussed at the CIO, Treasury and Corporate (CTC) Risk Committee with regular updates to the DRPC.
The Firm’s independent control functions are responsible for reviewing the appropriateness of the carrying value of investment securities in accordance with relevant policies. Approved levels for investment securities are established for each risk category, including capital and credit risks.

Principal investment risk
Principal investments are typically private non-traded financial instruments representing ownership or other forms of junior capital. Principal investments cover multiple asset classes and are made either in stand-alone investing businesses or as part of a broader business platform. As of December 31, 2017, the carrying value of the principal investment portfolios included tax-oriented investments (e.g., affordable housing and alternative energy investments) of $14.0 billion and private equity and various debt and equity instruments of $5.5 billion. Increasingly, new principal investment activity seeks to enhance or accelerate LOB strategic business initiatives. The Firm’s principal investments are managed under various LOBs and are reflected within the respective LOB financial results.
Governance and oversight
The Firm’s approach to managing principal risk is consistent with the Firm’s general risk governance structure. A Firmwide risk policy framework exists for all principal investing activities. All investments are approved by investment committees that include executives who are independent from the investing businesses.
The Firm’s independent control functions are responsible for reviewing the appropriateness of the carrying value of investments in accordance with relevant policies. Approved levels for investments are established for each relevant business in order to manage the overall size of the portfolios.
Industry, geographic and position level concentration limits have been set and are intended to ensure diversification of the portfolios. The Firm also conducts stress testing on these portfolios using specific scenarios that estimate losses based on significant market moves and/or other risk events.

120	JPMorgan Chase & Co./2017 Annual Report

MARKET RISK MANAGEMENT
Market risk is the risk associated with the effect of changes in market factors, such as interest and foreign exchange rates, equity and commodity prices, credit spreads or implied volatilities, on the value of assets and liabilities held for both the short and long term.
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
Risk measurement
Tools used to measure risk
There is no single measure to capture market risk and therefore the Firm uses various metrics, both statistical and nonstatistical, to assess risk including:

•	VaR

•	Economic-value stress testing

•	Nonstatistical risk measures

•	Loss advisories

•	Profit and loss drawdowns

•	Earnings-at-risk

•	Other sensitivities

Risk monitoring and control
Market risk exposure is managed primarily through a series of limits set in the context of the market environment and business strategy. In setting limits, the Firm takes into consideration factors such as market volatility, product liquidity and accommodation of client business, and management experience. The Firm maintains different levels of limits. Corporate level limits include VaR and stress limits. Similarly, line of business limits include VaR and stress limits and may be supplemented by loss advisories, nonstatistical measurements and profit and loss drawdowns. Limits may also be set within the lines of business, as well at the portfolio or legal entity level.
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
Limit breaches are required to be reported in a timely manner to limit approvers, Market Risk Management and senior management. In the event of a breach, Market Risk Management consults with senior management of the Firm and the line of business senior management to determine the appropriate course of action required to return the applicable positions to compliance, which may include a reduction in risk in order to remedy the breach. Certain Firm or line of business-level limits that have been breached for three business days or longer, or by more than 30%, are escalated to senior management and the Firmwide Risk Committee.

JPMorgan Chase & Co./2017 Annual Report	121

Management’s discussion and analysis

The following table summarizes by line of business the predominant business activities that give rise to market risk, and certain market risk tools used to measure those risks.

Risk identification and classification by line of business
Line of Business	Predominant business activities and related market risks	Positions included in Risk Management VaR	Positions included in earnings-at-risk	Positions included in other sensitivity-based measures
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
Originates loans and takes deposits

• Trading assets/liabilities – debt and marketable equity instruments, and derivatives, including hedges of the retained loan portfolio
• Certain securities purchased, loaned or sold under resale agreements and securities borrowed
• Fair value option elected liabilities
•
Derivative CVA and associated hedges
			• Retained loan portfolio • Deposits	• Private equity investments measured at fair value • Derivatives FVA and fair value option elected liabilities DVA
CB
•
Engages in traditional wholesale banking activities which include extensions of loans and credit facilities and taking deposits
•
Risk arises from changes in interest rates and prepayment risk with potential for adverse impact on net interest income and interest-rate sensitive fees
• Retained loan portfolio • Deposits
AWM	• Provides initial capital investments in products such as mutual funds, which give rise to market risk arising from changes in market prices in such products • Originates loans and takes deposits	• Debt securities held in advance of distribution to clients, classified as trading assets - debt instruments	• Retained loan portfolio • Deposits
•
Initial seed capital investments and related hedges, classified as derivatives
•
Capital invested alongside third-party investors, typically in privately distributed collective vehicles managed by AWM (i.e., co-investments)

Corporate	• Manages the Firm’s liquidity, funding, structural interest rate and foreign exchange risks arising from activities undertaken by the Firm’s four major reportable business segments	• Derivative positions measured at fair value through noninterest revenue in earnings • Marketable equity investments measured at fair value through noninterest revenue in earnings	• Deposits with banks • Investment securities portfolio and related interest rate hedges • Long-term debt and related interest rate hedges	• Private equity investments measured at fair value • Foreign exchange exposure related to Firm-issued non-USD long-term debt (“LTD”) and related hedges

122	JPMorgan Chase & Co./2017 Annual Report

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
Under the Firm’s Risk Management VaR methodology, assuming current changes in market values are consistent with the historical changes used in the simulation, the Firm would expect to incur VaR “back-testing exceptions,” defined as losses greater than that predicted by VaR estimates, an average of five times every 100 trading days. The number of VaR back-testing exceptions observed can differ from the statistically expected number of back-testing exceptions if the current level of market volatility is materially different from the level of market volatility during the 12 months of historical data used in the VaR calculation.
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

As VaR is based on historical data, it is an imperfect measure of market risk exposure and potential losses, and it is not used to estimate the impact of stressed market conditions or to manage any impact from potential stress events. In addition, based on their reliance on available historical data, limited time horizons, and other factors, VaR measures are inherently limited in their ability to measure certain risks and to predict losses, particularly those associated with market illiquidity and sudden or severe shifts in market conditions.
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
The daily market data used in VaR models may be different than the independent third-party data collected for VCG price testing in its monthly valuation process. For example, in cases where market prices are not observable, or where proxies are used in VaR historical time series, the data sources may differ (see Valuation process in Note 2 for further information on the Firm’s valuation process). Because VaR model calculations require daily data and a consistent source for valuation, it may not be practical to use the data collected in the VCG monthly valuation process for VaR model calculations.
The Firm’s VaR model calculations are periodically evaluated and enhanced in response to changes in the composition of the Firm’s portfolios, changes in market conditions, improvements in the Firm’s modeling techniques and measurements, and other factors. Such changes may affect historical comparisons of VaR results. For information regarding model reviews and approvals, see Model Risk Management on page 137.
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

JPMorgan Chase & Co./2017 Annual Report	123

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
The table below shows the results of the Firm’s Risk Management VaR measure using a 95% confidence level.

Total VaR
As of or for the year ended December 31,	2017						2016
(in millions)	Avg.		Min		Max		Avg.		Min		Max
CIB trading VaR by risk type
Fixed income	$28		$20		$40		$45		$33		$65
Foreign exchange	10		4		20		12		7		27
Equities	12		8		19		13		5		32
Commodities and other	7		4		10		9		7		11
Diversification benefit to CIB trading VaR	(30)	(a)	NM	(b)	NM	(b)	(36)	(a)	NM	(b)	NM	(b)
CIB trading VaR	27		14	(b)	38	(b)	43		28	(b)	79	(b)
Credit portfolio VaR	7		3		12		12		10		16
Diversification benefit to CIB VaR	(6)	(a)	NM	(b)	NM	(b)	(10)	(a)	NM	(b)	NM	(b)
CIB VaR	28		17	(b)	39	(b)	45		32	(b)	81	(b)

CCB VaR	2		1		4		3		1		6
Corporate VaR	4		1		16	(c)	6		3		13	(c)
AWM VaR	—		—		—		2		—		4
Diversification benefit to other VaR	(1)	(a)	NM	(b)	NM	(b)	(3)	(a)	NM	(b)	NM	(b)
Other VaR	5		2	(b)	16	(b)	8		4	(b)	16	(b)
Diversification benefit to CIB and other VaR	(4)	(a)	NM	(b)	NM	(b)	(8)	(a)	NM	(b)	NM	(b)
Total VaR	$29		$17	(b)	$42	(b)	$45		$33	(b)	$78	(b)

(a)
Average portfolio VaR is less than the sum of the VaR of the components described above, which is due to portfolio diversification. The diversification effect reflects that the risks are not perfectly correlated.

(b)
Diversification benefit represents the difference between the total VaR and each reported level and the sum of its individual components. Diversification benefit reflects the non-additive nature of VaR due to imperfect correlation across lines of business and risk types. The maximum and minimum VaR  for each portfolio may have occurred on different trading days than the components and consequently diversification benefit is not meaningful.

(c)
Maximum Corporate VaR was higher than the prior year, due to a Private Equity position that became publicly traded in the fourth quarter of 2017. Previously, this position was included in other sensitivity-based measures.

Average Total VaR decreased $16 million for the year-ended December 31, 2017 as compared with the prior year. The reduction is a result of refinements made to VaR models for certain asset-backed products, changes made to the scope of positions included in VaR in the third quarter of 2016, and lower volatility in the one-year historical look-back period.
In addition, Credit Portfolio VaR declined by $5 million reflecting the sale of select positions and lower volatility in the one-year historical look-back period.
In the first quarter of 2017, the Firm refined the historical proxy time series inputs to certain VaR models. These refinements are intended to more appropriately reflect the risk exposure from certain asset-backed products. In the absence of this refinement, the average Total VaR, CIB fixed income VaR, CIB trading VaR and CIB VaR would have each been higher by $4 million for the year ended December 31, 2017.
VaR can vary significantly as positions change, market volatility fluctuates, and diversification benefits change.

VaR back-testing
The Firm evaluates the effectiveness of its VaR methodology by back-testing, which compares the daily Risk Management VaR results with the daily gains and losses actually recognized on market-risk related revenue.
The Firm’s definition of market risk-related gains and losses is consistent with the definition used by the banking regulators under Basel III. Under this definition market risk-related gains and losses are defined as: gains and losses on the positions included in the Firm’s Risk Management VaR, excluding fees, commissions, certain valuation adjustments (e.g., liquidity and FVA), net interest income, and gains and losses arising from intraday trading.

124	JPMorgan Chase & Co./2017 Annual Report

The following chart compares actual daily market risk-related gains and losses with the Firm’s Risk Management VaR for the year ended December 31, 2017. As the chart presents market risk-related gains and losses related to those positions included in the Firm’s Risk Management VaR, the results in the table below differ from the results of back-testing disclosed in the Market Risk section of the Firm’s Basel III Pillar 3 Regulatory Capital Disclosures reports, which are based on Regulatory VaR applied to covered positions. The chart shows that for the year ended December 31, 2017 the Firm observed 15 VaR back-testing exceptions and posted gains on 145 of the 258 days.

Daily Market Risk-Related Gains and Losses
vs. Risk Management VaR (1-day, 95% Confidence level)
Year ended December 31, 2017

Market Risk-Related Gains and Losses

Risk Management VaR

First Quarter 2017	Second Quarter 2017	Third Quarter 2017	Fourth Quarter 2017

JPMorgan Chase & Co./2017 Annual Report	125

Management’s discussion and analysis

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
The Firm uses a number of standard scenarios that capture different risk factors across asset classes including geographical factors, specific idiosyncratic factors and extreme tail events. The stress framework calculates multiple magnitudes of potential stress for both market rallies and market sell-offs for each risk factor and combines them in multiple ways to capture different market scenarios. For example, certain scenarios assess the potential loss arising from current exposures held by the Firm due to a broad sell-off in bond markets or an extreme widening in corporate credit spreads. The flexibility of the stress testing framework allows risk managers to construct new, specific scenarios that can be used to form decisions about future possible stress events.
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
The Firm’s stress testing framework is utilized in calculating results for the Firm’s CCAR and ICAAP processes. In addition, the results are incorporated into the quarterly assessment of the Firm’s Risk Appetite Framework and are also presented to the DRPC.

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
The effect of interest rate exposure on the Firm’s reported net income is also important as interest rate risk represents one of the Firm’s significant market risks. Interest rate risk arises not only from trading activities but also from the Firm’s traditional banking activities, which include extension of loans and credit facilities, taking deposits and issuing debt. The Firm evaluates its structural interest rate risk exposure through earnings-at-risk, which measures the extent to which changes in interest rates will affect the Firm’s net interest income and interest rate-sensitive fees. For a summary by line of business, identifying positions included in earnings-at-risk, see the table on page 122.
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

126	JPMorgan Chase & Co./2017 Annual Report

Structural interest rate risk can occur due to a variety of factors, including:

•	Differences in the timing among the maturity or repricing of assets, liabilities and off-balance sheet instruments

•	Differences in the amounts of assets, liabilities and off-balance sheet instruments that are repricing at the same time

•	Differences in the amounts by which short-term and long-term market interest rates change (for example, changes in the slope of the yield curve)

•	The impact of changes in the maturity of various assets, liabilities or off-balance sheet instruments as interest rates change
The Firm manages interest rate exposure related to its assets and liabilities on a consolidated, firmwide basis. Business units transfer their interest rate risk to Treasury and CIO through funds transfer pricing, which takes into account the elements of interest rate exposure that can be risk-managed in financial markets. These elements include asset and liability balances and contractual rates of interest, contractual principal payment schedules, expected prepayment experience, interest rate reset dates and maturities, rate indices used for repricing, and any interest rate ceilings or floors for adjustable rate products. All transfer-pricing assumptions are dynamically reviewed.
The Firm generates a baseline for net interest income and certain interest rate-sensitive fees, and then conducts simulations of changes for interest rate-sensitive assets and liabilities denominated in U.S. dollars and other currencies (“non-U.S. dollar” currencies). This simulation primarily includes, retained loans, deposits, deposits with banks, investment securities, long term debt and any related interest rate hedges, and excludes other positions in risk management VaR and other sensitivity-based measures as described on page 122.
Earnings-at-risk scenarios estimate the potential change in this baseline, over the following 12 months utilizing multiple assumptions. These scenarios consider the impact on exposures as a result of changes in interest rates from baseline rates, as well as pricing sensitivities of deposits, optionality and changes in product mix. The scenarios include forecasted balance sheet changes, as well as modeled prepayment and reinvestment behavior, but do not include assumptions about actions that could be taken by the Firm in response to any such instantaneous rate changes. Mortgage prepayment assumptions are based on scenario interest rates compared with underlying contractual rates, the time since origination, and other factors which are updated periodically based on historical experience. The pricing sensitivity of deposits in the baseline and scenarios use assumed rates paid which may differ from actual rates paid due to timing lags and other factors. The Firm’s earnings-at-risk scenarios are periodically evaluated and enhanced in response to changes in the composition of the Firm’s balance sheet, changes in market conditions, improvements in the Firm’s simulation and other factors.

The Firm’s U.S. dollar sensitivities are presented in the table below.

JPMorgan Chase’s 12-month earnings-at-risk sensitivity profiles
U.S. dollar	Instantaneous change in rates
(in billions)	+200 bps	+100 bps	-100 bps		-200 bps
December 31, 2017	$2.4	$1.7	(3.6)	(a)	NM	(b)
December 31, 2016	$4.0	$2.4	NM	(b)	NM	(b)

(a)	As a result of the 2017 increase in the Fed Funds target rate to between 1.25% and 1.50%, the -100 bps sensitivity has been included.

(b)	Given the level of market interest rates, these downward parallel earnings-at-risk scenarios are not considered to be meaningful.
The non-U.S. dollar sensitivities for an instantaneous increase in rates by 200 and 100 basis points results in a 12-month benefit to net interest income of approximately $800 million and $500 million, respectively, at December 31, 2017 and were not material at December 31, 2016. The non-U.S. dollar sensitivities for an instantaneous decrease in rates by 200 and 100 basis points were not material to the Firm’s earnings-at-risk at December 31, 2017 and 2016.
The Firm’s sensitivity to rates is largely a result of assets repricing at a faster pace than deposits.
The Firm’s net U.S. dollar sensitivities for an instantaneous increase in rates by 200 and 100 basis points decreased by approximately $1.6 billion and $700 million, respectively, when compared to December 31, 2016. The primary driver of that decrease was the updating of the Firm’s baseline to reflect higher interest rates. As higher interest rates are reflected in the Firm’s baselines, the magnitude of the sensitivity to further increases in rates would be expected to be less significant.
Separately, another U.S. dollar interest rate scenario used by the Firm — involving a steeper yield curve with long-term rates rising by 100 basis points and short-term rates staying at current levels — results in a 12-month benefit to net interest income of approximately $700 million and $800 million at December 31, 2017 and 2016, respectively. The increase in net interest income under this scenario reflects the Firm reinvesting at the higher long-term rates, with funding costs remaining unchanged. The results of the comparable non-U.S. dollar scenarios were not material to the Firm at December 31, 2017 and 2016.

JPMorgan Chase & Co./2017 Annual Report	127

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
Other sensitivity-based measures
The Firm quantifies the market risk of certain investment and funding activities by assessing the potential impact on net revenue and OCI due to changes in relevant market variables. For additional information on the positions captured in other sensitivity-based measures, please refer to the Risk identification and classification table on page 122.
The table below represents the potential impact to net revenue or OCI for market risk sensitive instruments that are not included in VaR or earnings-at-risk. Where appropriate, instruments used for hedging purposes are reported along with the positions being hedged. The sensitivities disclosed in the table below may not be representative of the actual gain or loss that would have been realized at December 31, 2017, as the movement in market parameters across maturities may vary and are not intended to imply management’s expectation of future deterioration in these sensitivities.

Gain/(loss) (in millions)
Activity	Description	Sensitivity measure	December 31, 2017	December 31, 2016

Investment activities
Investment management activities	Consists of seed capital and related hedges; and fund co-investments	10% decline in market value	$(110)	$(166)
Other investments	Consists of private equity and other investments held at fair value	10% decline in market value	(338)	(358)

Funding activities
Non-USD LTD cross-currency basis	Represents the basis risk on derivatives used to hedge the foreign exchange risk on the non-USD LTD	1 basis point parallel tightening of cross currency basis	(10)	(7)
Non-USD LTD hedges foreign currency (“FX”) exposure	Primarily represents the foreign exchange revaluation on the fair value of the derivative hedges	10% depreciation of currency	(13)	(23)
Derivatives – funding spread risk	Impact of changes in the spread related to derivatives FVA	1 basis point parallel increase in spread	(6)	(4)
Fair value option elected liabilities – funding spread risk	Impact of changes in the spread related to fair value option elected liabilities DVA(a)	1 basis point parallel increase in spread	22	17
Fair value option elected liabilities –interest rate sensitivity	Interest rate sensitivity on fair value option liabilities resulting from a change in the Firm’s own credit spread(a)	1 basis point parallel increase in spread	(1)	NA

(a)	Impact recognized through OCI.

JPMorgan Chase & Co./2017 Annual Report	128

COUNTRY RISK MANAGEMENT
The Firm has a country risk management framework for monitoring and assessing how financial, economic, political or other significant developments adversely affect the value of the Firm’s exposures related to a particular country or set of countries. The Country Risk Management group actively monitors the various portfolios which may be impacted by these developments to ensure the Firm’s exposures are diversified and that exposure levels are appropriate given the Firm’s strategy and risk tolerance relative to a country.
Organization and management
Country Risk Management is an independent risk management function that assesses, manages and monitors country risk originated across the Firm. The Firmwide Risk Executive for Country Risk reports to the Firm’s CRO.
The Firm’s country risk management function includes the following activities:

•	Establishing policies, procedures and standards consistent with a comprehensive country risk framework

•	Assigning sovereign ratings, and assessing country risks and establishing risk tolerance relative to a country

•	Measuring and monitoring country risk exposure and stress across the Firm

•	Managing and approving country limits and reporting trends and limit breaches to senior management

•	Developing surveillance tools, such as signaling models and ratings indicators, for early identification of potential country risk concerns

•	Providing country risk scenario analysis
Sources and measurement
The Firm is exposed to country risk through its lending and deposits, investing, and market-making activities, whether cross-border or locally funded. Country exposure includes activity with both government and private-sector entities in a country. Under the Firm’s internal country risk management approach, country exposure is reported based on the country where the majority of the assets of the obligor, counterparty, issuer or guarantor are located or where the majority of its revenue is derived, which may be different than the domicile (legal residence) or country of incorporation of the obligor, counterparty, issuer or guarantor. Country exposures are generally measured by considering the Firm’s risk to an immediate default of the counterparty or obligor, with zero recovery. Assumptions are sometimes required in determining the measurement and allocation of country exposure, particularly in the case of certain non-linear or index exposures. The use of different measurement approaches or assumptions could affect the amount of reported country exposure.

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
The Firm’s internal country risk reporting differs from the reporting provided under the FFIEC bank regulatory requirements. For further information on the FFIEC’s reporting methodology, see Cross-border outstandings on page 296 of the 2017 Form 10-K.
Stress testing
Stress testing is an important component of the Firm’s country risk management framework, which aims to estimate and limit losses arising from a country crisis by measuring the impact of adverse asset price movements to a country based on market shocks combined with counterparty specific assumptions. Country Risk Management periodically designs and runs tailored stress scenarios to test vulnerabilities to individual countries, or groups of countries, in response to specific or potential market events, sector performance concerns and geopolitical risks. These tailored stress results are used to assess potential risk reduction across the Firm, as necessary.

JPMorgan Chase & Co./2017 Annual Report	129

Management’s discussion and analysis

Risk Reporting
To enable effective risk management of country risk to the Firm, country nominal exposure and stress are measured and reported weekly, and used by Country Risk Management to identify trends, and monitor high usages and breaches against limits.
The following table presents the Firm’s top 20 exposures by country (excluding the U.S.) as of December 31, 2017. The selection of countries represents the Firm’s largest total exposures by country, based on the Firm’s internal country risk management approach, and does not represent the Firm’s view of any actual or potentially adverse credit conditions. Country exposures may fluctuate from period to period due to client activity and market flows.

Top 20 country exposures (excluding the U.S.)(a)
	December 31, 2017
(in billions)	Lending and deposits(b)	Trading and investing(c)(d)	Other(e)	Total exposure
Germany	$43.3	$13.8	$0.3	$57.4
United Kingdom	32.0	11.5	2.8	46.3
Japan	24.7	5.7	0.4	30.8
France	12.5	6.6	0.3	19.4
China	9.6	5.5	1.2	16.3
Canada	12.2	2.5	0.2	14.9
Switzerland	8.5	1.5	3.9	13.9
India	5.3	6.1	0.9	12.3
Australia	5.8	5.6	—	11.4
Luxembourg	8.7	0.8	—	9.5
Netherlands	6.6	0.8	0.6	8.0
Spain	4.7	2.1	0.1	6.9
South Korea	4.6	1.9	0.3	6.8
Italy	3.5	3.1	0.1	6.7
Singapore	4.0	1.2	1.1	6.3
Mexico	4.0	1.2	—	5.2
Brazil	3.2	1.4	0.5	5.1
Hong Kong	2.3	0.9	1.6	4.8
Saudi Arabia	3.8	0.7	—	4.5
Belgium	2.7	1.5	—	4.2

(a)	Country exposures above reflect 86% of total firmwide non U.S. exposure.

(b)
Lending and deposits includes loans and accrued interest receivable (net of collateral and the allowance for loan losses), deposits with banks (including central banks), acceptances, other monetary assets, issued letters of credit net of participations, and unused commitments to extend credit. Excludes intra-day and operating exposures, such as from settlement and clearing activities.

(c)	Includes market-making inventory, AFS securities, counterparty exposure on derivative and securities financings net of collateral and hedging.

(d)
Includes single reference entity (“single-name”), index and other multiple reference entity transactions for which one or more of the underlying reference entities is in a country listed in the above table.

(e)	Includes capital invested in local entities and physical commodity inventory.

130	JPMorgan Chase & Co./2017 Annual Report

OPERATIONAL RISK MANAGEMENT
Operational risk is the risk associated with inadequate or failed internal processes, people and systems, or from external events; operational risk includes cybersecurity risk, business and technology resiliency risk, payment fraud risk, and third-party outsourcing risk. Operational risk is inherent in the Firm’s activities and can manifest itself in various ways, including fraudulent acts, business interruptions, inappropriate employee behavior, failure to comply with applicable laws and regulations or failure of vendors to perform in accordance with their arrangements. These events could result in financial losses, litigation and regulatory fines, as well as other damages to the Firm. The goal is to keep operational risk at appropriate levels in light of the Firm’s financial position, the characteristics of its businesses, and the markets and regulatory environments in which it operates.
Operational Risk Management Framework
To monitor and control operational risk, the Firm has an Operational Risk Management Framework (“ORMF”) which is designed to enable the Firm to maintain a sound and well-controlled operational environment. The ORMF has four main components: Governance, Risk Identification and Assessment, Measurement, and Monitoring and Reporting.
Governance
The lines of business and corporate functions are responsible for owning and managing their operational risks. The Firmwide Oversight and Control Group, which consists of control officers within each line of business and corporate function, is responsible for the day-to-day execution of the ORMF.
Line of business and corporate function control committees oversee the operational risk and control environments of their respective businesses and functions. These committees escalate operational risk issues to the FCC, as appropriate. For additional information on the FCC, see Enterprise-wide Risk Management on pages 75–137.
The Firmwide Risk Executive for Operational Risk Governance (“ORG”), a direct report to the CRO, is responsible for defining the ORMF and establishing minimum standards for its execution. Operational Risk Officers report to both the line of business CROs and to the Firmwide Risk Executive for ORG, and are independent of the respective businesses or corporate functions they oversee.
The Firm’s Operational Risk Governance Policy is approved by the DRPC. This policy establishes the Operational Risk Management Framework for the Firm.

Risk identification and assessment
The Firm utilizes several tools to identify, assess, mitigate and manage its operational risk. One such tool is the Risk and Control Self-Assessment (“RCSA”) program which is executed by LOBs and corporate functions in accordance with the minimum standards established by ORG. As part of the RCSA program, lines of business and corporate functions identify key operational risks inherent in their activities, evaluate the effectiveness of relevant controls in place to mitigate identified risks, and define actions to reduce residual risk. Action plans are developed for identified control issues and businesses and corporate functions are held accountable for tracking and resolving issues in a timely manner. Operational Risk Officers independently challenge the execution of the RCSA program and evaluate the appropriateness of the residual risk results.
In addition to the RCSA program, the Firm tracks and monitors events that have led to or could lead to actual operational risk losses, including litigation-related events. Responsible businesses and corporate functions analyze their losses to evaluate the effectiveness of their control environment to assess where controls have failed, and to determine where targeted remediation efforts may be required. ORG provides oversight of these activities and may also perform independent assessments of significant operational risk events and areas of concentrated or emerging risk.
Measurement
In addition to the level of actual operational risk losses, operational risk measurement includes operational risk-based capital and operational risk loss projections under both baseline and stressed conditions.
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

JPMorgan Chase & Co./2017 Annual Report	131

Management’s discussion and analysis

The Firm considers the impact of stressed economic conditions on operational risk losses and develops a forward looking view of material operational risk events that may occur in a stressed environment. The Firm’s operational risk stress testing framework is utilized in calculating results for the Firm’s CCAR and ICAAP processes.
For information related to operational risk RWA, CCAR or ICAAP, see Capital Risk Management section, pages 82–91.
Monitoring and reporting
ORG has established standards for consistent operational risk monitoring and reporting. The standards also reinforce escalation protocols to senior management and to the Board of Directors. Operational risk reports are produced on a firmwide basis as well as by line of business and corporate function.
Subcategories and examples of operational risks
As mentioned previously, operational risk can manifest itself in various ways. Operational risk subcategories such as Compliance risk, Conduct risk, Legal risk and Estimations and Model risk, as well as other operational risks, can lead to losses which are captured through the Firm’s operational risk measurement processes. More information on Compliance risk, Conduct risk, Legal risk and Estimations and Model risk subcategories are discussed on pages 134, 135, 136 and 137, respectively. Details on other select examples of operational risks are provided below.
Cybersecurity risk
Cybersecurity risk is an important, continuous and evolving focus for the Firm. The Firm devotes significant resources to protecting and continuing to improve the security of the Firm’s computer systems, software, networks and other technology assets. The Firm’s security efforts are intended to protect against, among other things, cybersecurity attacks by unauthorized parties to obtain access to confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage. The Firm continues to make significant investments in enhancing its cyberdefense capabilities and to strengthen its partnerships with the appropriate government and law enforcement agencies and other businesses in order to understand the full spectrum of cybersecurity risks in the operating environment, enhance defenses and improve resiliency against cybersecurity threats. The Firm actively participates in discussions of cybersecurity risks with law enforcement, government officials, peer and industry groups, and has significantly increased efforts to educate employees and certain clients on the topic. Third parties with which the Firm does business or that facilitate the Firm’s business activities (e.g., vendors, exchanges, clearing houses, central depositories, and financial intermediaries) could also be sources of cybersecurity risk to the Firm. Third party cybersecurity incidents such as system breakdowns or failures, misconduct by the employees of such parties, or cyberattacks could affect their ability to deliver a product or service to the Firm or result in lost or compromised information of the Firm or its clients. Clients can also be sources of cybersecurity risk to the Firm, particularly when their activities and systems are beyond the Firm’s own security and control systems. As a result, the Firm engages in regular and ongoing discussions with certain vendors and clients regarding cybersecurity risks and opportunities to improve security. However, where cybersecurity incidents are due to client failure to maintain the security of their own systems and processes, clients will generally be responsible for losses incurred.
To protect the confidentiality, integrity and availability of the Firm’s infrastructure, resources and information, the Firm leverages the ORMF to ensure risks are identified and managed within defined corporate tolerances. The Firm’s Board of Directors and the Audit Committee are regularly briefed on the Firm’s cybersecurity policies and practices and ongoing efforts to improve security, as well as its efforts regarding significant cybersecurity events.
Business and technology resiliency risk
Business disruptions can occur due to forces beyond the Firm’s control such as severe weather, power or telecommunications loss, flooding, transit strikes, terrorist threats or infectious disease. The safety of the Firm’s employees and customers is of the highest priority. The Firm’s global resiliency program is intended to enable the Firm to recover its critical business functions and supporting assets (i.e., staff, technology and facilities) in the event of a business interruption. The program includes corporate governance, awareness and training, as well as strategic and tactical initiatives to identify, assess, and manage business interruption and public safety risks.
The strength and proficiency of the Firm’s global resiliency program has played an integral role in maintaining the Firm’s business operations during and after various events.
Payment fraud risk
Payment fraud risk is the risk of external and internal parties unlawfully obtaining personal monetary benefit through misdirected or otherwise improper payment, and exposing the Firm to financial or reputational harm.  Over the past year, the risk of payment fraud remained at a heightened level across the industry. The complexities of these attacks along with perpetrators’ strategies continue to evolve. A Payments Control Program has been established that includes Cybersecurity, Operations, Technology, Risk and the lines of business to manage the risk, implement controls and provide employee and client education and awareness training. In addition, a new wholesale fraud detection solution has been introduced which monitors high value payments for certain anomalies. The Firm’s monitoring of customer behavior is periodically evaluated and enhanced, and attempts to detect and mitigate new strategies implemented by fraud perpetrators. The Firm’s consumer and wholesale businesses collaborate closely to deploy risk mitigation controls across their businesses.

132	JPMorgan Chase & Co./2017 Annual Report

Third-party outsourcing risk
To identify and manage the operational risk inherent in its outsourcing activities, the Firm has a Third-Party Oversight (“TPO”) framework to assist lines of business and corporate functions in selecting, documenting, onboarding, monitoring and managing their supplier relationships. The objective of the TPO framework is to hold third parties to the same high level of operational performance as is expected of the Firm’s internal operations.  The Corporate Third-Party Oversight group is responsible for Firmwide TPO training, monitoring, reporting and standards.
Insurance
One of the ways in which operational risk may be mitigated is through insurance maintained by the Firm. The Firm purchases insurance from commercial insurers and utilizes a wholly-owned captive insurer, Park Assurance Company, to ensure compliance with local laws and regulations (e.g., workers compensation), as well as to serve other needs (e.g., property loss and public liability). Insurance may also be required by third parties with whom the Firm does business. The insurance purchased is reviewed and approved by senior management.

JPMorgan Chase & Co./2017 Annual Report	133

COMPLIANCE RISK MANAGEMENT
Compliance risk, a subcategory of operational risk, is the risk of failure to comply with applicable laws, rules and regulations.
Overview
Each line of business and function is accountable for managing its compliance risk. The Firm’s Compliance Organization (“Compliance”), which is independent of the lines of business, works closely with senior management to provide independent review, monitoring and oversight of business operations with a focus on compliance with the legal and regulatory obligations applicable to the delivery of the Firm’s products and services to clients and customers.
These compliance risks relate to a wide variety of legal and regulatory obligations, depending on the line of business and the jurisdiction, and include those related to financial products and services, relationships and interactions with clients and customers, and employee activities. For example, compliance risks include those associated with anti-money laundering compliance, trading activities, market conduct, and complying with the rules and regulations related to the offering of products and services across jurisdictional borders, among others. Compliance risk is also inherent in the Firm’s fiduciary activities, including the failure to exercise the applicable high standard of care (such as the duties of loyalty or care), to act in the best interest of clients and customers or to treat clients and customers fairly.
Other Functions provide oversight of significant regulatory obligations that are specific to their respective areas of responsibility.
Compliance implements various practices designed to identify and mitigate compliance risk by establishing policies, testing, monitoring, training and providing guidance.

Governance and oversight
Compliance is led by the Firms’ CCO who reports to the Firm’s CRO.
The Firm maintains oversight and coordination of its Compliance Risk Management practices through the Firm’s CCO, lines of business CCOs and regional CCOs to implement the Compliance program globally across the lines of business and regions. The Firm’s CCO is a member of the FCC and the FRC. The Firm’s CCO also provides regular updates to the Audit Committee and DRPC. In addition, certain Special Purpose Committees of the Board have been established to oversee the Firm’s compliance with regulatory Consent Orders.
The Firm has a Code of Conduct (the “Code”). Each employee is given annual training on the Code and is required annually to affirm his or her compliance with the Code. All new hires must complete Code training shortly after their start date with the Firm. The Code sets forth the Firm’s expectation that employees will conduct themselves with integrity at all times and provides the principles that govern employee conduct with clients, customers, shareholders and one another, as well as with the markets and communities in which the Firm does business. The Code requires employees to promptly report any known or suspected violation of the Code, any internal Firm policy, or any law or regulation applicable to the Firm’s business. It also requires employees to report any illegal conduct, or conduct that violates the underlying principles of the Code, by any of the Firm’s employees, customers, suppliers, contract workers, business partners, or agents. The Code prohibits retaliation against anyone who raises an issue or concern in good faith. Specified compliance officers are specially trained and designated as “code specialists” who act as a resource to employees on questions related to the Code. Employees can report any known or suspected violations of the Code through the Code Reporting Hotline by phone or the internet. The Hotline is anonymous, except in certain non-U.S. jurisdictions where laws prohibit anonymous reporting, and is available 24/7 globally, with translation services. It is maintained by an outside service provider. Annually, the Chief Compliance Office and Human Resources report to the Audit Committee on the Code of Conduct program and provide an update on the employee completion rate for Code of Conduct training and affirmation.

JPMorgan Chase & Co./2017 Annual Report	134

CONDUCT RISK MANAGEMENT
Conduct risk, a subcategory of operational risk, is the risk that any action or inaction by an employee of the Firm could lead to unfair client/customer outcomes, compromise the Firm’s reputation, impact the integrity of the markets in which the Firm operates, or reflect poorly on the Firm’s culture.
Overview
Each line of business or function is accountable for identifying and managing its conduct risk to provide appropriate engagement, ownership and sustainability of a culture consistent with the Firm’s How We Do Business Principles (“Principles”). The Principles serve as a guide for how employees are expected to conduct themselves. With the Principles serving as a guide, the Firm’s Code sets out the Firm’s expectations for each employee and provides information and resources to help employees conduct business ethically and in compliance with the law everywhere the Firm operates. For further discussion of the Code, see Compliance Risk Management on page 134.
Governance and oversight
The CMDC is the Board-level Committee with primary oversight of the firm’s Culture and Conduct Program. The Audit Committee is responsible for reviewing the program established by management to monitor compliance with the Code. Additionally, the DRPC reviews, at least annually, the Firm’s qualitative factors included in the Risk Appetite Framework, including conduct risk. The DRPC also meets annually with the CMDC to review and discuss aspects of the

Firm’s compensation practices. Finally, the Culture & Conduct Risk Committee provides oversight of certain culture and conduct risk initiatives at the Firm.
Conduct risk management is incorporated into various aspects of people management practices throughout the employee life cycle, including recruiting, onboarding, training and development, performance management, promotion and compensation processes. Businesses undertake annual RCSA assessments, and, as part of these reviews, identify their respective key inherent operational risks (including conduct risks), evaluate the design and effectiveness of their controls, identify control gaps and develop associated action plans. Each LOB and designated corporate function completes an assessment of conduct risk quarterly, reviews metrics and issues which may involve conduct risk, and provides business conduct training as appropriate.

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

JPMorgan Chase & Co./2017 Annual Report	135

Management’s discussion and analysis

LEGAL RISK MANAGEMENT
Legal risk, a subcategory of operational risk, is the risk of loss primarily caused by the actual or alleged failure to meet legal obligations that arise from the rule of law in jurisdictions in which the Firm operates, agreements with clients and customers, and products and services offered by the Firm.
Overview
The global Legal function (“Legal”) provides legal services and advice to the Firm. Legal is responsible for managing the Firm’s exposure to Legal risk by:

•	managing actual and potential litigation and enforcement matters, including internal reviews and investigations related to such matters

•	advising on products and services, including contract negotiation and documentation

•	advising on offering and marketing documents and new business initiatives

•	managing dispute resolution

•	interpreting existing laws, rules and regulations, and advising on changes thereto

•	advising on advocacy in connection with contemplated and proposed laws, rules and regulations, and

•	providing legal advice to the LOBs and corporate functions, in alignment with the lines of defense described under Enterprise-wide Risk Management.

Legal selects, engages and manages outside counsel for the Firm on all matters in which outside counsel is engaged. In addition, Legal advises the Firm’s Conflicts Office which reviews the Firm’s wholesale transactions that may have the potential to create conflicts of interest for the Firm.
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
The Firm’s General Counsel and other members of Legal report on significant legal matters at each meeting of the Firm’s Board of Directors, at least quarterly to the Audit Committee, and periodically to the DRPC.
Legal serves on and advises various committees (including new business initiative and reputation risk committees) and advises the Firm’s businesses to protect the Firm’s reputation beyond any particular legal requirements.

136	JPMorgan Chase & Co./2017 Annual Report

ESTIMATIONS AND MODEL RISK MANAGEMENT
Estimations and Model risk, a subcategory of operational risk, is the potential for adverse consequences from decisions based on incorrect or misused estimation outputs.
The Firm uses models and other analytical and judgment-based estimations across various businesses and functions. The estimation methods are of varying levels of sophistication and are used for many purposes, such as the valuation of positions and measurement of risk, assessing regulatory capital requirements, conducting stress testing, and making business decisions. A dedicated independent function, Model Risk Governance and Review (“MRGR”), defines and governs the Firm’s model risk management policies and certain analytical and judgment-based estimations, such as those used in risk management, budget forecasting and capital planning and analysis. MRGR reports to the Firm’s CRO.
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
Under the Firm’s Estimations and Model Risk Management Policy, the Model Risk function reviews and approves new models, as well as material changes to existing models, prior to implementation in the operating environment. In certain circumstances, the head of the Model Risk function may grant exceptions to the Firm’s policy to allow a model to be used prior to review or approval. The Model Risk function may also require the user to take appropriate actions to mitigate the model risk if it is to be used in the interim. These actions will depend on the model and may include, for example, limitation of trading activity.
The governance of analytical and judgment-based estimations, such as those used in risk management, budget forecasting, and capital planning and analysis, within MRGR’s scope, follows a consistent approach to the governance of models.
For a summary of valuations based on valuation models and other valuation techniques, see Critical Accounting Estimates Used by the Firm on pages 138–140 and Note 2.

JPMorgan Chase & Co./2017 Annual Report	137

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
The allowance for credit losses includes a formula-based component, an asset-specific component, and a component related to PCI loans. The determination of each of these components involves significant judgment on a number of matters. For further discussion of these components, areas of judgment and methodologies used in establishing the Firm’s allowance for credit losses, see Note 13.
Allowance for credit losses sensitivity
The Firm’s allowance for credit losses is sensitive to numerous factors, which may differ depending on the portfolio. Changes in economic conditions or in the Firm’s assumptions and estimates could affect its estimate of probable credit losses inherent in the portfolio at the balance sheet date. The Firm uses its best judgment to assess these economic conditions and loss data in estimating the allowance for credit losses and these estimates are subject to periodic refinement based on changes to underlying external or Firm-specific historical data. The use of alternate estimates, data sources, adjustments to modeled loss estimates for model imprecision and other factors would result in a different estimated allowance for credit losses, as well as impact any related sensitivities described below. During the second quarter of 2017, the Firm refined its loss estimates relating to the wholesale credit portfolio. See Note 13 for further discussion.

To illustrate the potential magnitude of certain alternate judgments, the Firm estimates that changes in the following inputs would have the following effects on the Firm’s modeled credit loss estimates as of December 31, 2017, without consideration of any offsetting or correlated effects of other inputs in the Firm’s allowance for loan losses:

•	A combined 5% decline in housing prices and a 100 basis point increase in unemployment rates from current levels could imply:

◦	an increase to modeled credit loss estimates of approximately $525 million for PCI loans.

◦	an increase to modeled annual credit loss estimates of approximately $100 million for residential real estate, excluding PCI loans.

•	For credit card loans, a 100 basis point increase in unemployment rates from current levels could imply an increase to modeled annual loss estimates of approximately $1.0 billion.

•
An increase in PD factors consistent with a one-notch downgrade in the Firm’s internal risk ratings for its entire wholesale loan portfolio could imply an increase in the Firm’s modeled credit loss estimates of approximately $1.4 billion.

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

138	JPMorgan Chase & Co./2017 Annual Report

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

December 31, 2017 (in billions, except ratio data)	Total assets at fair value	Total level 3 assets
Trading debt and equity instruments	$325.3	$5.4
Derivative receivables(a)	56.5	6.0
Trading assets	381.8	11.4
AFS securities	202.2	0.3
Loans	2.5	0.3
MSRs	6.0	6.0
Other	33.2	1.2
Total assets measured at fair value on a recurring basis	625.7	19.2
Total assets measured at fair value on a nonrecurring basis	1.3	0.8
Total assets measured at fair value	$627.0	$20.0
Total Firm assets	$2,533.6
Level 3 assets as a percentage of total Firm assets(a)		0.8%
Level 3 assets as a percentage of total Firm assets at fair value(a)		3.2%

(a)
For purposes of the table above, the derivative receivables total reflects the impact of netting adjustments; however, the $6.0 billion of derivative receivables classified as level 3 does not reflect the netting adjustment as such netting is not relevant to a presentation based on the transparency of inputs to the valuation of an asset. The level 3 balances would be reduced if netting were applied, including the netting benefit associated with cash collateral.

Valuation
Details of the Firm’s processes for determining fair value are set out in Note 2. Estimating fair value requires the application of judgment. The type and level of judgment required is largely dependent on the amount of observable market information available to the Firm. For instruments valued using internally developed valuation models and other valuation techniques that use significant unobservable inputs and are therefore classified within level 3 of the valuation hierarchy, judgments used to estimate fair value are more significant than those required when estimating the fair value of instruments classified within levels 1 and 2.
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
Goodwill impairment
Under U.S. GAAP, goodwill must be allocated to reporting units and tested for impairment at least annually. The Firm’s process and methodology used to conduct goodwill impairment testing is described in Note 15.
Management applies significant judgment when estimating the fair value of its reporting units. Estimates of fair value are dependent upon estimates of the future earnings potential of the Firm’s reporting units, long-term growth rates and the estimated market cost of equity. Imprecision in estimating these factors can affect the estimated fair value of the reporting units.
Based upon the updated valuations for all of its reporting units, the Firm concluded that the goodwill allocated to its reporting units was not impaired at December 31, 2017. The fair values of these reporting units exceeded their carrying values by approximately 15% or higher and did not indicate a significant risk of goodwill impairment based on current projections and valuations. Such valuations do not reflect the impact of the TCJA that was enacted in December 2017 as such impact would not alter the conclusion that goodwill is not impaired.
The projections for all of the Firm’s reporting units are consistent with management’s current short-term business outlook assumptions, and in the longer term, incorporate a set of macroeconomic assumptions and the Firm’s best estimates of long-term growth and returns on equity of its

JPMorgan Chase & Co./2017 Annual Report	139

Management’s discussion and analysis

businesses. Where possible, the Firm uses third-party and peer data to benchmark its assumptions and estimates.
Declines in business performance, increases in credit losses, increases in capital requirements, as well as deterioration in economic or market conditions, adverse estimates of regulatory or legislative changes or increases in the estimated market cost of equity, could cause the estimated fair values of the Firm’s reporting units or their associated goodwill to decline in the future, which could result in a material impairment charge to earnings in a future period related to some portion of the associated goodwill.
For additional information on goodwill, see Note 15.
Credit card rewards liability
JPMorgan Chase offers credit cards with various reward programs which allow cardholders to earn reward points based on their account activity and the terms and conditions of the rewards program. Generally, there are no limits on the points that an eligible cardholder can earn, nor do they expire, and these points can be redeemed for a variety of rewards, including cash (predominantly in the form of account credits), gift cards and travel.
The Firm maintains a rewards liability which represents the estimated cost of reward points earned and expected to be redeemed by cardholders. The rewards liability is sensitive to various assumptions, including cost per point and redemption rates for each of the various reward programs, which are evaluated periodically. The liability is accrued as the cardholder earns the benefit and is reduced when the cardholder redeems points. This liability was $4.9 billion and $3.8 billion at December 31, 2017 and 2016, respectively, and is recorded in accounts payable and other liabilities on the Consolidated balance sheets.
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
The Firm’s provision for income taxes is composed of current and deferred taxes. Deferred taxes arise from differences between assets and liabilities measured for financial reporting versus income tax return purposes. Deferred tax assets are recognized if, in management’s judgment, their realizability is determined to be more likely than not. The Firm has also recognized deferred tax assets in connection with certain tax attributes, including NOLs. The Firm performs regular reviews to ascertain whether its deferred tax assets are realizable. These reviews include management’s estimates and assumptions regarding future taxable income, which also incorporates various tax planning strategies, including strategies that may be available to utilize NOLs before they expire. In connection with these reviews, if it is determined that a deferred tax asset is not realizable, a valuation allowance is established. The valuation allowance may be reversed in a subsequent reporting period if the Firm determines that, based on revised estimates of future taxable income or changes in tax planning strategies, it is more likely than not that all or part of the deferred tax asset will become realizable. As of December 31, 2017, management has determined it is more likely than not that the Firm will realize its deferred tax assets, net of the existing valuation allowance.
Prior to December 31, 2017, U.S. federal income taxes had not been provided on the undistributed earnings of certain non-U.S. subsidiaries, to the extent that such earnings had been reinvested abroad for an indefinite period of time. The Firm will no longer maintain the indefinite reinvestment assertion on the undistributed earnings of those non-U.S. subsidiaries in light of the enactment of the TCJA. The U.S. federal and state and local income taxes associated with the undistributed and previously untaxed earnings of those non-U.S. subsidiaries was included in the deemed repatriation charge recorded as of December 31, 2017.
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
The income tax expense for the current year includes a reasonable estimate recorded under SEC Staff Accounting Bulletin No. 118 resulting from the enactment of the TCJA.
For additional information on income taxes, see Note 24.
Litigation reserves
For a description of the significant estimates and judgments associated with establishing litigation reserves, see
Note 29.

140	JPMorgan Chase & Co./2017 Annual Report

ACCOUNTING AND REPORTING DEVELOPMENTS

SEC Staff Accounting Bulletin adopted during 2017

Bulletin	Summary of guidance	Effects on financial statements
Application of U.S. GAAP related to the Tax Cuts and Jobs Act (“TCJA”) (SEC Staff Accounting Bulletin No. 118) Issued December 2017
• Provides guidance on the accounting for income taxes in the context of the TCJA.
• For impacts of the tax law changes that are reasonably estimable, requires the recognition of provisional amounts in year-end 2017 financial statements.
• Provides a 1-year measurement period in which to refine previously recorded provisional amounts based on new information or interpretations.

 • The TCJA resulted in a $2.4 billion decrease in net income driven by a deemed repatriation charge and adjustments to the value of the Firm’s tax oriented investments, partially offset by a benefit from the revaluation of the Firm’s net deferred tax liability. Certain of these amounts may be refined in accordance with SEC Staff Accounting Bulletin No. 118.
 • Refer to Note 24 for additional information related to the impacts of the TCJA.

FASB Standards issued but not adopted as of December 31, 2017

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

 • Adopted January 1, 2018.
 • The Firm adopted the revenue recognition guidance using the full retrospective method of adoption.
 • The adoption of the guidance did not result in any material changes in the timing of the Firm’s revenue recognition, but will require gross presentation of certain costs currently offset against revenue. This change in presentation will be reflected in the first quarter of 2018 and will increase both noninterest revenue and noninterest expense for the Firm by $1.1 billion and $900 million for the years ended December 31, 2017 and 2016, respectively. The increase is predominantly associated with certain distribution costs in AWM (currently offset against Asset management, administration and commissions), with the remainder of the increase associated with certain underwriting costs in CIB (currently offset against Investment banking fees).
 • The Firm’s Note 6 qualitative disclosures are consistent with the guidance.

Recognition and measurement of financial assets and financial liabilities Issued January 2016
 • Requires that certain equity instruments be measured at fair value, with changes in fair value recognized in earnings.
 • Provides a measurement alternative for equity securities without readily determinable fair values to be measured at cost less impairment (if any), plus or minus observable price changes from an identical or similar investment of the same issuer. Any such price changes will be reflected in earnings beginning in the period of adoption.
 • Generally requires a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption, except for those equity securities that are eligible for the measurement alternative.

 • The Firm early adopted the provisions of this guidance related to presenting DVA in OCI for financial liabilities where the fair value option has been elected, effective January 1, 2016. The Firm adopted the portions of the guidance that were not eligible for early adoption on January 1, 2018.
 • Upon adoption, the Firm elected the measurement alternative for its equity securities that do not have readily determinable fair values, and the Firm did not record a cumulative-effect adjustment related to the adoption of this guidance.

JPMorgan Chase & Co./2017 Annual Report	141

Management’s discussion and analysis

FASB Standards issued but not adopted as of December 31, 2017 (continued)

Standard	Summary of guidance	Effects on financial statements
Classification of certain cash receipts and cash payments in the statement of cash flows Issued August 2016
 • Provides targeted amendments to the classification of certain cash flows, including treatment of cash payments for settlement of zero-coupon debt instruments and distributions received from equity method investments.
 • Requires retrospective application to all periods presented.
• Adopted January 1, 2018. • No material impact upon adoption as the Firm was either in compliance with the amendments or the amounts to which it is applied are immaterial.
Treatment of restricted cash on the statement of cash flows Issued November 2016
 • Requires inclusion of restricted cash in the cash and cash equivalents balances in the Consolidated statements of cash flows.
 • Requires additional disclosures to supplement the Consolidated statements of cash flows.
 • Requires retrospective application to all periods presented.

 • Adopted January 1, 2018.
 • The adoption of the guidance will result in reclassification of restricted cash balances into Cash and restricted cash on the Consolidated statements of cash flows in the first quarter of 2018. The Firm will include Cash and due from banks and Deposits with banks in Cash and restricted cash in the Consolidated statements of cash flows, resulting in Deposits with banks no longer being reflected in Investing activities.
  • In addition, to align with the presentation of Cash and restricted cash on the Consolidated statements of cash flows, the Firm will reclassify restricted cash balances to Cash and due from banks and to Deposits with banks from Other assets and disclose the total for Cash and restricted cash on the Firm’s Consolidated balance sheets in the first quarter of 2018.

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

 • Adopted January 1, 2018.
 • No impact upon adoption because the guidance is to be applied prospectively. Subsequent to adoption, fewer transactions will be treated as acquisitions or dispositions of a business.

Presentation of net periodic pension cost and net periodic postretirement benefit cost Issued March 2017
 • Requires the service cost component of net periodic pension and postretirement benefit cost to be reported separately in the consolidated results of operations from the other components (e.g., expected return on assets, interest costs, amortization of gains/losses and prior service costs).
 • Requires retrospective application and presentation in the consolidated results of operations of the service cost component in the same line item as other employee compensation costs and presentation of the other components in a different line item from the service cost component.

 • Adopted January 1, 2018.
 • The adoption of the guidance in the first quarter of 2018 will result in an increase in compensation expense and a reduction in other expense of $223 million and $250 million for the years ended December 31, 2017 and 2016, respectively.

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

 • The Firm early adopted the new guidance on January 1, 2018.
 • The new guidance primarily impacts obligations of U.S. states and municipalities held in the Firm’s investment securities portfolio.
 • The adoption of this guidance resulted in a cumulative-effect adjustment that reduced retained earnings by approximately $505 million as of January 1, 2018, with a corresponding increase of $261 million (after tax) in AOCI and related adjustments to securities and tax liabilities.
 • Subsequent to adoption, although the guidance will reduce the interest income recognized prior to the earliest call date for callable debt securities held at a premium, the effect of this guidance on the Firm’s net interest income is not expected to be material.

142	JPMorgan Chase & Co./2017 Annual Report

FASB Standards issued but not adopted as of December 31, 2017 (continued)

Standard	Summary of guidance	Effects on financial statements
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

 • The Firm early adopted the new guidance on January 1, 2018.
 • The adoption of the guidance resulted in a cumulative-effect adjustment that increased retained earnings in the amount of $34 million, with related adjustments to debt carrying values and AOCI.
 • The Firm will also amend its qualitative and quantitative disclosures within its derivative instruments note to the Consolidated Financial Statements in the first quarter of 2018.
 • In accordance with the new guidance, the Firm elected to transfer certain securities from HTM to AFS. The amendments provide the Firm with additional hedge accounting alternatives for its AFS securities (including those transferred under the election) to be considered as the Firm manages it structural interest rate risk and regulatory capital.  The Firm is currently evaluating those risk management alternatives and intends to manage the transferred securities in a manner consistent with its existing AFS securities. This transfer is a non-cash transaction at fair value.

Reclassification of Certain Tax Effects from AOCI Issued February 2018
•
Provides an election to reclassify from AOCI to retained earnings stranded tax effects due to the revaluation of deferred tax assets and liabilities as a result of changes in applicable tax rates under the TCJA.
•
Requires additional disclosures related to the Firm’s election to reclassify amounts from AOCI to retained earnings and the Firm’s policy for releasing income tax effects from AOCI.
 • The guidance may be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption.

•
The Firm early adopted the new guidance on January 1, 2018.
•
The adoption of the guidance resulted in a cumulative-effect adjustment that increased retained earnings in the amount of $288 million in the first quarter of 2018. This amount is an estimate that may be refined in accordance with SEC Staff Accounting Bulletin No. 118, and represents the removal of the stranded tax effects from AOCI, thereby allowing the tax effects within AOCI to reflect the new respective corporate income tax rates.
 • Refer to Note 24 for additional information related to the impacts of the TCJA.

Leases Issued February 2016
 • Requires lessees to recognize all leases longer than twelve months on the Consolidated balance sheets as lease liabilities with corresponding right-of-use assets.
 • Requires lessees and lessors to classify most leases using principles similar to existing lease accounting, but eliminates the “bright line” classification tests.
 • Permits the Firm to generally account for its existing leases consistent with current guidance, except for the incremental balance sheet recognition.
 • Expands qualitative and quantitative disclosures regarding leasing arrangements.
 • May be adopted using a modified cumulative effect approach wherein the guidance is applied only to existing contracts as of the date of initial application, and to new contracts transacted after that date.

 • Required effective date: January 1, 2019.(a)
 • The Firm is in the process of its implementation which has included an initial evaluation of its leasing contracts and activities. As a lessee, the Firm is developing its methodology to estimate the right-of-use assets and lease liabilities, which is based on the present value of lease payments. The Firm expects to recognize lease liabilities and corresponding right-of-use assets (at their present value) related to predominantly all of the $10 billion of future minimum payments required under operating leases as disclosed in Note 28. However, the population of contracts subject to balance sheet recognition and their initial measurement remains under evaluation. The Firm does not expect material changes to the recognition of operating lease expense in its Consolidated statements of income.
 • The Firm plans to adopt the new guidance in the first quarter of 2019.

JPMorgan Chase & Co./2017 Annual Report	143

Management’s discussion and analysis

FASB Standards issued but not adopted as of December 31, 2017 (continued)

Standard	Summary of guidance	Effects on financial statements
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

 • Required effective date: January 1, 2020.(a)
 • Based on current impairment test results, the Firm does not expect a material effect on the Consolidated Financial Statements.
 • After adoption, the guidance may result in more frequent goodwill impairment losses due to the removal of the second condition.
 • The Firm is evaluating the timing of adoption.

(a)	Early adoption is permitted.

144	JPMorgan Chase & Co./2017 Annual Report

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

•	Acceptance of the Firm’s new and existing products and services by the marketplace and the ability of the Firm to innovate and to increase market share;

•	Ability of the Firm to attract and retain qualified employees;

•	Ability of the Firm to control expenses;

•	Competitive pressures;

•	Changes in the credit quality of the Firm’s customers and counterparties;

•	Adequacy of the Firm’s risk management framework, disclosure controls and procedures and internal control over financial reporting;

•	Adverse judicial or regulatory proceedings;

•	Changes in applicable accounting policies, including the introduction of new accounting standards;

•	Ability of the Firm to determine accurate values of certain assets and liabilities;

•	Occurrence of natural or man-made disasters or calamities or conflicts and the Firm’s ability to deal effectively with disruptions caused by the foregoing;

•	Ability of the Firm to maintain the security of its financial, accounting, technology, data processing and other operational systems and facilities;

•	Ability of the Firm to withstand disruptions that may be caused by any failure of its operational systems or those of third parties;

•
Ability of the Firm to effectively defend itself against cyberattacks and other attempts by unauthorized parties to access information of the Firm or its customers or to disrupt the Firm’s systems; and

•	The other risks and uncertainties detailed in Part I, Item 1A: Risk Factors in the Firm’s Annual Report on Form 10-K for the year ended December 31, 2017.
Any forward-looking statements made by or on behalf of the Firm speak only as of the date they are made, and JPMorgan Chase does not undertake to update forward-looking statements. The reader should, however, consult any further disclosures of a forward-looking nature the Firm may make in any subsequent Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, or Current Reports on Form 8-K.

JPMorgan Chase & Co./2017 Annual Report	145

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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has completed an assessment of the effectiveness of the Firm’s internal control over financial reporting as of December 31, 2017. In making the assessment, management used the “Internal Control — Integrated Framework” (“COSO 2013”) promulgated by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based upon the assessment performed, management concluded that as of December 31, 2017, JPMorgan Chase’s internal control over financial reporting was effective based upon the COSO 2013 framework. Additionally, based upon management’s assessment, the Firm determined that there were no material weaknesses in its internal control over financial reporting as of December 31, 2017.
The effectiveness of the Firm’s internal control over financial reporting as of December 31, 2017, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
James Dimon
Chairman and Chief Executive Officer

Marianne Lake
Executive Vice President and Chief Financial Officer

February 27, 2018

146	JPMorgan Chase & Co./2017 Annual Report

Report of independent registered public accounting firm

To the Board of Directors and Stockholders of JPMorgan Chase & Co.:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of JPMorgan Chase & Co. and its subsidiaries (the “Firm”) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Firm’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Firm as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Firm maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Firm’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s report on internal control over financial reporting. Our responsibility is to express opinions on the Firm’s consolidated financial statements and on the Firm’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Firm in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
February 27, 2018

We have served as the Firm’s auditor since 1965.

PricewaterhouseCoopers LLP • 300 Madison Avenue • New York, NY 10017

JPMorgan Chase & Co./2017 Annual Report	147

Consolidated statements of income

Year ended December 31, (in millions, except per share data)	2017	2016	2015
Revenue
Investment banking fees	$7,248	$6,448	$6,751
Principal transactions	11,347	11,566	10,408
Lending- and deposit-related fees	5,933	5,774	5,694
Asset management, administration and commissions	15,377	14,591	15,509
Securities gains/(losses)	(66)	141	202
Mortgage fees and related income	1,616	2,491	2,513
Card income	4,433	4,779	5,924
Other income	3,639	3,795	3,032
Noninterest revenue	49,527	49,585	50,033
Interest income	64,372	55,901	50,973
Interest expense	14,275	9,818	7,463
Net interest income	50,097	46,083	43,510
Total net revenue	99,624	95,668	93,543

Provision for credit losses	5,290	5,361	3,827

Noninterest expense
Compensation expense	31,009	29,979	29,750
Occupancy expense	3,723	3,638	3,768
Technology, communications and equipment expense	7,706	6,846	6,193
Professional and outside services	6,840	6,655	7,002
Marketing	2,900	2,897	2,708
Other expense	6,256	5,756	9,593
Total noninterest expense	58,434	55,771	59,014
Income before income tax expense	35,900	34,536	30,702
Income tax expense	11,459	9,803	6,260
Net income	$24,441	$24,733	$24,442
Net income applicable to common stockholders(a)	$22,567	$22,834	$22,651
Net income per common share data
Basic earnings per share	$6.35	$6.24	$6.05
Diluted earnings per share	6.31	6.19	6.00

Weighted-average basic shares(a)	3,551.6	3,658.8	3,741.2
Weighted-average diluted shares(a)	3,576.8	3,690.0	3,773.6
Cash dividends declared per common share	$2.12	$1.88	$1.72

(a)	The prior period amounts have been revised to conform with the current period presentation. The revision had no impact on the Firm’s reported earnings per share.

The Notes to Consolidated Financial Statements are an integral part of these statements.

148	JPMorgan Chase & Co./2017 Annual Report

Consolidated statements of comprehensive income

Year ended December 31, (in millions)	2017	2016	2015
Net income	$24,441	$24,733	$24,442
Other comprehensive income/(loss), after–tax
Unrealized gains/(losses) on investment securities	640	(1,105)	(2,144)
Translation adjustments, net of hedges	(306)	(2)	(15)
Cash flow hedges	176	(56)	51
Defined benefit pension and OPEB plans	738	(28)	111
DVA on fair value option elected liabilities	(192)	(330)	—
Total other comprehensive income/(loss), after–tax	1,056	(1,521)	(1,997)
Comprehensive income	$25,497	$23,212	$22,445
The Notes to Consolidated Financial Statements are an integral part of these statements.

JPMorgan Chase & Co./2017 Annual Report	149

Consolidated balance sheets

December 31, (in millions, except share data)	2017	2016
Assets
Cash and due from banks	$25,827	$23,873
Deposits with banks	404,294	365,762
Federal funds sold and securities purchased under resale agreements (included $14,732 and $21,506 at fair value)	198,422	229,967
Securities borrowed (included $3,049 and $0 at fair value)	105,112	96,409
Trading assets (included assets pledged of $110,061 and $115,847)	381,844	372,130
Securities (included $202,225 and $238,891 at fair value and assets pledged of $17,969 and $16,115)	249,958	289,059
Loans (included $2,508 and $2,230 at fair value)	930,697	894,765
Allowance for loan losses	(13,604)	(13,776)
Loans, net of allowance for loan losses	917,093	880,989
Accrued interest and accounts receivable	67,729	52,330
Premises and equipment	14,159	14,131
Goodwill, MSRs and other intangible assets	54,392	54,246
Other assets (included $16,128 and $7,557 at fair value and assets pledged of $1,526 and $1,603)	114,770	112,076
Total assets(a)	$2,533,600	$2,490,972
Liabilities
Deposits (included $21,321 and $13,912 at fair value)	$1,443,982	$1,375,179
Federal funds purchased and securities loaned or sold under repurchase agreements (included $697 and $687 at fair value)	158,916	165,666
Short-term borrowings (included $9,191 and $9,105 at fair value)	51,802	34,443
Trading liabilities	123,663	136,659
Accounts payable and other liabilities (included $9,208 and $9,120 at fair value)	189,383	190,543
Beneficial interests issued by consolidated VIEs (included $45 and $120 at fair value)	26,081	39,047
Long-term debt (included $47,519 and $37,686 at fair value)	284,080	295,245
Total liabilities(a)	2,277,907	2,236,782
Commitments and contingencies (see Notes 27, 28 and 29)
Stockholders’ equity
Preferred stock ($1 par value; authorized 200,000,000 shares: issued 2,606,750 shares)	26,068	26,068
Common stock ($1 par value; authorized 9,000,000,000 shares; issued 4,104,933,895 shares)	4,105	4,105
Additional paid-in capital	90,579	91,627
Retained earnings	177,676	162,440
Accumulated other comprehensive income	(119)	(1,175)
Shares held in restricted stock units (“RSU”) trust, at cost (472,953 shares)	(21)	(21)
Treasury stock, at cost (679,635,064 and 543,744,003 shares)	(42,595)	(28,854)
Total stockholders’ equity	255,693	254,190
Total liabilities and stockholders’ equity	$2,533,600	$2,490,972

(a)
The following table presents information on assets and liabilities related to VIEs that are consolidated by the Firm at December 31, 2017 and 2016. The difference between total VIE assets and liabilities represents the Firm’s interests in those entities, which were eliminated in consolidation.

December 31, (in millions)	2017	2016
Assets
Trading assets	$1,449	$3,185
Loans	68,995	75,614
All other assets	2,674	3,321
Total assets	$73,118	$82,120
Liabilities
Beneficial interests issued by consolidated VIEs	$26,081	$39,047
All other liabilities	349	490
Total liabilities	$26,430	$39,537
The assets of the consolidated VIEs are used to settle the liabilities of those entities. The holders of the beneficial interests do not have recourse to the general credit of JPMorgan Chase. At December 31, 2017 and 2016, the Firm provided limited program-wide credit enhancement of $2.7 billion and $2.4 billion, respectively, related to its Firm-administered multi-seller conduits, which are eliminated in consolidation. For further discussion, see Note 14.
The Notes to Consolidated Financial Statements are an integral part of these statements.

150	JPMorgan Chase & Co./2017 Annual Report

Consolidated statements of changes in stockholders’ equity

Year ended December 31, (in millions, except per share data)	2017	2016	2015
Preferred stock
Balance at January 1	$26,068	$26,068	$20,063
Issuance	1,258	—	6,005
Redemption	(1,258)	—	—
Balance at December 31	26,068	26,068	26,068
Common stock
Balance at January 1 and December 31	4,105	4,105	4,105
Additional paid-in capital
Balance at January 1	91,627	92,500	93,270
Shares issued and commitments to issue common stock for employee share-based compensation awards	(734)	(334)	(436)
Other	(314)	(539)	(334)
Balance at December 31	90,579	91,627	92,500
Retained earnings
Balance at January 1	162,440	146,420	129,977
Cumulative effect of change in accounting principle	—	(154)	—
Net income	24,441	24,733	24,442
Dividends declared:
Preferred stock	(1,663)	(1,647)	(1,515)
Common stock ($2.12, $1.88 and $1.72 per share for 2017, 2016 and 2015, respectively)	(7,542)	(6,912)	(6,484)
Balance at December 31	177,676	162,440	146,420
Accumulated other comprehensive income
Balance at January 1	(1,175)	192	2,189
Cumulative effect of change in accounting principle	—	154	—
Other comprehensive income/(loss)	1,056	(1,521)	(1,997)
Balance at December 31	(119)	(1,175)	192
Shares held in RSU Trust, at cost
Balance at January 1 and December 31	(21)	(21)	(21)
Treasury stock, at cost
Balance at January 1	(28,854)	(21,691)	(17,856)
Repurchase	(15,410)	(9,082)	(5,616)
Reissuance	1,669	1,919	1,781
Balance at December 31	(42,595)	(28,854)	(21,691)
Total stockholders’ equity	$255,693	$254,190	$247,573
The Notes to Consolidated Financial Statements are an integral part of these statements.

JPMorgan Chase & Co./2017 Annual Report	151

Consolidated statements of cash flows

Year ended December 31, (in millions)	2017	2016	2015
Operating activities
Net income	$24,441	$24,733	$24,442
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Provision for credit losses	5,290	5,361	3,827
Depreciation and amortization	6,179	5,478	4,940
Deferred tax expense	2,312	4,651	1,333
Other	2,136	1,799	1,785
Originations and purchases of loans held-for-sale	(94,628)	(61,107)	(48,109)
Proceeds from sales, securitizations and paydowns of loans held-for-sale	93,270	60,196	49,363
Net change in:
Trading assets	5,673	(20,007)	62,212
Securities borrowed	(8,653)	2,313	12,165
Accrued interest and accounts receivable	(15,868)	(5,815)	22,664
Other assets	4,318	(4,517)	(3,701)
Trading liabilities	(26,256)	5,198	(28,972)
Accounts payable and other liabilities	(8,518)	3,740	(23,361)
Other operating adjustments	7,803	(1,827)	(5,122)
Net cash provided by/(used in) operating activities	(2,501)	20,196	73,466
Investing activities
Net change in:
Deposits with banks	(38,532)	(25,747)	144,462
Federal funds sold and securities purchased under resale agreements	31,448	(17,468)	3,190
Held-to-maturity securities:
Proceeds from paydowns and maturities	4,563	6,218	6,099
Purchases	(2,349)	(143)	(6,204)
Available-for-sale securities:
Proceeds from paydowns and maturities	56,117	65,950	76,448
Proceeds from sales	90,201	48,592	40,444
Purchases	(105,309)	(123,959)	(70,804)
Proceeds from sales and securitizations of loans held-for-investment	15,791	15,429	18,604
Other changes in loans, net	(61,650)	(80,996)	(108,962)
All other investing activities, net	(563)	(2,825)	3,703
Net cash provided by/(used in) investing activities	(10,283)	(114,949)	106,980
Financing activities
Net change in:
Deposits	57,022	97,336	(88,678)
Federal funds purchased and securities loaned or sold under repurchase agreements	(6,739)	13,007	(39,415)
Short-term borrowings	16,540	(2,461)	(57,828)
Beneficial interests issued by consolidated VIEs	(1,377)	(5,707)	(5,632)
Proceeds from long-term borrowings	56,271	83,070	79,611
Payments of long-term borrowings	(83,079)	(68,949)	(67,247)
Proceeds from issuance of preferred stock	1,258	—	5,893
Redemption of preferred stock	(1,258)	—	—
Treasury stock repurchased	(15,410)	(9,082)	(5,616)
Dividends paid	(8,993)	(8,476)	(7,873)
All other financing activities, net	407	(467)	(726)
Net cash provided by/(used in) financing activities	14,642	98,271	(187,511)
Effect of exchange rate changes on cash and due from banks	96	(135)	(276)
Net increase/(decrease) in cash and due from banks	1,954	3,383	(7,341)
Cash and due from banks at the beginning of the period	23,873	20,490	27,831
Cash and due from banks at the end of the period	$25,827	$23,873	$20,490
Cash interest paid	$14,153	$9,508	$7,220
Cash income taxes paid, net	4,325	2,405	9,423
The Notes to Consolidated Financial Statements are an integral part of these statements.

152	JPMorgan Chase & Co./2017 Annual Report

Note 1 – Basis of presentation
JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”), a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the U.S., with operations worldwide. The Firm is a leader in investment banking, financial services for consumers and small business, commercial banking, financial transaction processing and asset management. For a discussion of the Firm’s business segments, see Note 31.
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
Certain Firm-sponsored asset management funds are structured as limited partnerships or certain limited liability companies. For many of these entities, the Firm is the general partner or managing member, but the non-affiliated partners or members have the ability to remove the Firm as the general partner or managing member without cause

(i.e., kick-out rights), based on a simple majority vote, or the non-affiliated partners or members have rights to participate in important decisions. Accordingly, the Firm does not consolidate these voting interest entities. However, in the limited cases where the non-managing partners or members do not have substantive kick-out or participating rights, the Firm evaluates the funds as VIEs and consolidates if it is the general partner or managing member and has a potentially significant interest.
The Firm’s investment companies have investments in both publicly-held and privately-held entities, including investments in buyouts, growth equity and venture opportunities. These investments are accounted for under investment company guidelines and accordingly, irrespective of the percentage of equity ownership interests held, are carried on the Consolidated balance sheets at fair value, and are recorded in other assets, with income or loss included in noninterest revenue.
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

JPMorgan Chase & Co./2017 Annual Report	153

Notes to consolidated financial statements

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
Offsetting assets and liabilities
U.S. GAAP permits entities to present derivative receivables and derivative payables with the same counterparty and the related cash collateral receivables and payables on a net basis on the Consolidated balance sheets when a legally enforceable master netting agreement exists. U.S. GAAP also permits securities sold and purchased under repurchase agreements and securities borrowed or loaned under securities loan agreements to be presented net when specified conditions are met, including the existence of a legally enforceable master netting agreement. The Firm has elected to net such balances when the specified conditions are met.
The Firm uses master netting agreements to mitigate counterparty credit risk in certain transactions, including derivative, securities repurchase and reverse repurchase, and securities loaned and borrow transactions. A master netting agreement is a single agreement with a counterparty that permits multiple transactions governed by that agreement to be terminated or accelerated and settled through a single payment in a single currency in the event of a default (e.g., bankruptcy, failure to make a required payment or securities transfer or deliver collateral or margin when due). Upon the exercise of derivatives termination rights by the non-defaulting party (i) all transactions are terminated, (ii) all transactions are valued and the positive values of “in the money” transactions are netted against the negative values of “out of the money” transactions and (iii) the only remaining payment obligation is of one of the parties to pay the netted termination amount. Upon exercise of default rights under repurchase agreements and securities loan agreements in general (i) all transactions are terminated and accelerated, (ii) all values of securities or cash held or to be delivered are calculated, and all such sums are netted against each other and (iii) the only remaining payment obligation is of one of the parties to pay the netted termination amount.
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
For further discussion of the Firm’s derivative instruments, see Note 5. For further discussion of the Firm’s repurchase and reverse repurchase agreements, and securities borrowing and lending agreements, see Note 11.
Statements of cash flows
For JPMorgan Chase’s Consolidated statements of cash flows, cash is defined as those amounts included in cash and due from banks.

154	JPMorgan Chase & Co./2017 Annual Report

Significant accounting policies
The following table identifies JPMorgan Chase’s other significant accounting policies and the Note and page where a detailed description of each policy can be found.

Fair value measurement	Note 2	Page 155
Fair value option	Note 3	Page 174
Derivative instruments	Note 5	Page 179
Noninterest revenue	Note 6	Page 192
Interest income and interest expense	Note 7	Page 195
Pension and other postretirement employee benefit plans	Note 8	Page 195
Employee share-based incentives	Note 9	Page 201
Securities	Note 10	Page 203
Securities financing activities	Note 11	Page 208
Loans	Note 12	Page 211
Allowance for credit losses	Note 13	Page 231
Variable interest entities	Note 14	Page 236
Goodwill and Mortgage servicing rights	Note 15	page 244
Premises and equipment	Note 16	page 248
Long-term debt	Note 19	page 249
Income taxes	Note 24	page 255
Off–balance sheet lending-related financial instruments, guarantees and other commitments	Note 27	page 261
Litigation	Note 29	page 268
Note 2 – Fair value measurement
JPMorgan Chase carries a portion of its assets and liabilities at fair value. These assets and liabilities are predominantly carried at fair value on a recurring basis (i.e., assets and liabilities that are measured and reported at fair value on the Firm’s Consolidated balance sheets). Certain assets (e.g., held-for-sale loans), liabilities and unfunded lending-related commitments are measured at fair value on a nonrecurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment).
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is based on quoted market prices or inputs, where available. If prices or quotes are not available, fair value is based on valuation models and other valuation techniques that consider relevant transaction characteristics (such as maturity) and use as inputs observable or unobservable market parameters, including yield curves, interest rates, volatilities, equity or debt prices, foreign exchange rates and credit curves. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value, as described below.
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
The Firm uses various methodologies and assumptions in the determination of fair value. The use of different methodologies or assumptions by other market participants compared with those used by the Firm could result in the Firm deriving a different estimate of fair value at the reporting date.
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

JPMorgan Chase & Co./2017 Annual Report	155

Notes to consolidated financial statements

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
The VCG determines any valuation adjustments that may be required to the estimates provided by the risk-taking functions. No adjustments to quoted prices are applied for instruments classified within level 1 of the fair value hierarchy (see below for further information on the fair value hierarchy). For other positions, judgment is required to assess the need for valuation adjustments to appropriately reflect liquidity considerations, unobservable parameters, and, for certain portfolios that meet specified criteria, the size of the net open risk position. The determination of such adjustments follows a consistent framework across the Firm:

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

•
Where appropriate, the Firm also applies adjustments to its estimates of fair value in order to appropriately reflect counterparty credit quality (CVA), the Firm’s own creditworthiness (DVA) and the impact of funding (FVA), using a consistent framework across the Firm. For more information on such adjustments see Credit and funding adjustments on page 171 of this Note.

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
Under the Firm’s Estimations and Model Risk Management Policy, the Model Risk function reviews and approves new models, as well as material changes to existing models, prior to implementation in the operating environment. In certain circumstances, the head of the Model Risk function may grant exceptions to the Firm’s policy to allow a model to be used prior to review or approval. The Model Risk function may also require the user to take appropriate actions to mitigate the model risk if it is to be used in the interim. These actions will depend on the model and may include, for example, limitation of trading activity.
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

156	JPMorgan Chase & Co./2017 Annual Report

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
• Market rates for the respective maturity
• Collateral characteristics
Loans and lending-related commitments — wholesale
Loans carried at fair value (e.g., trading loans and non-trading loans) and associated lending-related commitments	Where observable market data is available, valuations are based on:	Level 2 or 3
• Observed market prices (circumstances are infrequent)
• Relevant broker quotes
• Observed market prices for similar instruments
Where observable market data is unavailable or limited, valuations are based on discounted cash flows, which consider the following:
• Credit spreads derived from the cost of CDS; or benchmark credit curves developed by the Firm, by industry and credit rating
• Prepayment speed
• Collateral characteristics
Loans held-for-investment and associated lending-related commitments	Valuations are based on discounted cash flows, which consider:	Predominantly level 3
• Credit spreads, derived from the cost of CDS; or benchmark credit curves developed by the Firm, by industry and credit rating

• Prepayment speed

Lending-related commitments are valued similarly to loans and reflect the portion of an unused commitment expected, based on the Firm’s average portfolio historical experience, to become funded prior to an obligor default.

For information regarding the valuation of loans measured at collateral value, see Note 12.

Loans — consumer
Held-for-investment consumer loans, excluding credit card	Valuations are based on discounted cash flows, which consider:	Predominantly level 2
• Credit losses – which consider expected and current default rates, and loss severity

• Prepayment speed
• Discount rates
• Servicing costs
For information regarding the valuation of loans measured at collateral value, see Note 12.

Held-for-investment credit card receivables	Valuations are based on discounted cash flows, which consider:	Level 3
• Credit costs - the allowance for loan losses is considered a reasonable proxy for the credit cost

• Projected interest income, late-fee revenue and loan repayment rates
• Discount rates
• Servicing costs
Trading loans — conforming residential mortgage loans expected to be sold (CCB, CIB)
Fair value is based on observable prices for mortgage-backed securities with similar collateral and incorporates adjustments to these prices to account for differences between the securities and the value of the underlying loans, which include credit characteristics, portfolio composition, and liquidity.
Predominantly level 2

JPMorgan Chase & Co./2017 Annual Report	157

Notes to consolidated financial statements

Product/instrument	Valuation methodology, inputs and assumptions	Classifications in the valuation hierarchy
Investment and trading securities	Quoted market prices are used where available.	Level 1
	In the absence of quoted market prices, securities are valued based on:	Level 2 or 3
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
• Collateral characteristics
• Deal-specific payment and loss allocations
• Expected prepayment speed, conditional default rates, loss severity
• Credit spreads
• Credit rating data
Physical commodities	Valued using observable market prices or data.	Predominantly level 1 and 2
Derivatives	Exchange-traded derivatives that are actively traded and valued using the exchange price.	Level 1

Derivatives that are valued using models such as the Black-Scholes option pricing model, simulation models, or a combination of models that may use observable or unobservable valuation inputs as well as considering the contractual terms.
The key valuation inputs used will depend on the type of derivative and the nature of the underlying instruments and may include equity prices, commodity prices, interest rate yield curves, foreign exchange rates, volatilities, correlations, CDS spreads and recovery rates.  Additionally, the credit quality of the counterparty and of the Firm as well as market funding levels may also be considered.
Level 2 or 3
In addition, specific inputs used for derivatives that are valued based on models with significant unobservable inputs are as follows:
Structured credit derivatives specific inputs include:
• CDS spreads and recovery rates
• Credit correlation between the underlying debt instruments
Equity option specific inputs include:
• Equity volatilities
• Equity correlation
• Equity-FX correlation
• Equity-IR correlation
Interest rate and FX exotic options specific inputs include:
• Interest rate spread volatility
• Interest rate correlation
• Foreign exchange correlation
• Interest rate-FX correlation
Commodity derivatives specific inputs include:
• Commodity volatility
• Forward commodity price
Additionally, adjustments are made to reflect counterparty credit quality (CVA) and the impact of funding (FVA). See page 171 of this Note.

158	JPMorgan Chase & Co./2017 Annual Report

Product/instrument	Valuation methodology, inputs and assumptions	Classification in the valuation hierarchy
Mortgage servicing rights	See Mortgage servicing rights in Note 15.	Level 3

Private equity direct investments	Fair value is estimated using all available information; the range of potential inputs include:	Level 2 or 3
• Transaction prices
• Trading multiples of comparable public companies
• Operating performance of the underlying portfolio company
• Adjustments as required, since comparable public companies are not identical to the company being valued, and for company-specific issues and lack of liquidity.
• Additional available inputs relevant to the investment.
Fund investments (e.g., mutual/collective investment funds, private equity funds, hedge funds, and real estate funds)	Net asset value
	• NAV is supported by the ability to redeem and purchase at the NAV level.	Level 1

	• Adjustments to the NAV as required, for restrictions on redemption (e.g., lock-up periods or withdrawal limitations) or where observable activity is limited.	Level 2 or 3(a)

Beneficial interests issued by consolidated VIEs	Valued using observable market information, where available.	Level 2 or 3
In the absence of observable market information, valuations are based on the fair value of the underlying assets held by the VIE.
Long-term debt, not carried at fair value	Valuations are based on discounted cash flows, which consider:	Predominantly level 2
• Market rates for respective maturity
Structured notes (included in deposits, short-term borrowings and long-term debt)
• Valuations are based on discounted cash flow analyses that consider the embedded derivative and the terms and payment structure of the note.
• The embedded derivative features are considered using models such as the Black-Scholes option pricing model, simulation models, or a combination of models that may use observable or unobservable valuation inputs, depending on the embedded derivative. The specific inputs used vary according to the nature of the embedded derivative features, as described in the discussion above regarding derivatives valuation. Adjustments are then made to this base valuation to reflect the Firm’s own credit risk (DVA). See page 171 of this Note.
Level 2 or 3

(a)	Excludes certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient.

JPMorgan Chase & Co./2017 Annual Report	159

Notes to consolidated financial statements

The following table presents the assets and liabilities reported at fair value as of December 31, 2017 and 2016, by major product category and fair value hierarchy.

Assets and liabilities measured at fair value on a recurring basis
	Fair value hierarchy
December 31, 2017 (in millions)	Level 1	Level 2	Level 3	Derivative netting adjustments	Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$14,732	$—	$—	$14,732
Securities borrowed	—	3,049	—	—	3,049
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies(a)	—	41,515	307	—	41,822
Residential – nonagency	—	1,835	60	—	1,895
Commercial – nonagency	—	1,645	11	—	1,656
Total mortgage-backed securities	—	44,995	378	—	45,373
U.S. Treasury and government agencies(a)	30,758	6,475	1	—	37,234
Obligations of U.S. states and municipalities	—	9,067	744	—	9,811
Certificates of deposit, bankers’ acceptances and commercial paper	—	226	—	—	226
Non-U.S. government debt securities	28,887	28,831	78	—	57,796
Corporate debt securities	—	24,146	312	—	24,458
Loans(b)	—	35,242	2,719	—	37,961
Asset-backed securities	—	3,284	153	—	3,437
Total debt instruments	59,645	152,266	4,385	—	216,296
Equity securities	87,346	197	295	—	87,838
Physical commodities(c)	4,924	1,322	—	—	6,246
Other	—	14,197	690	—	14,887
Total debt and equity instruments(d)	151,915	167,982	5,370	—	325,267
Derivative receivables:
Interest rate	181	314,107	1,704	(291,319)	24,673
Credit	—	21,995	1,209	(22,335)	869
Foreign exchange	841	158,834	557	(144,081)	16,151
Equity	—	37,722	2,318	(32,158)	7,882
Commodity	—	19,875	210	(13,137)	6,948
Total derivative receivables(e)(f)	1,022	552,533	5,998	(503,030)	56,523
Total trading assets(g)	152,937	720,515	11,368	(503,030)	381,790
Available-for-sale securities:
Mortgage-backed securities:
U.S. government agencies(a)	—	70,280	—	—	70,280
Residential – nonagency	—	11,366	1	—	11,367
Commercial – nonagency	—	5,025	—	—	5,025
Total mortgage-backed securities	—	86,671	1	—	86,672
U.S. Treasury and government agencies(a)	22,745	—	—	—	22,745
Obligations of U.S. states and municipalities	—	32,338	—	—	32,338
Certificates of deposit	—	59	—	—	59
Non-U.S. government debt securities	18,140	9,154	—	—	27,294
Corporate debt securities	—	2,757	—	—	2,757
Asset-backed securities:
Collateralized loan obligations	—	20,720	276	—	20,996
Other	—	8,817	—	—	8,817
Equity securities	547	—	—	—	547
Total available-for-sale securities	41,432	160,516	277	—	202,225
Loans	—	2,232	276	—	2,508
Mortgage servicing rights	—	—	6,030	—	6,030
Other assets(g)	13,795	343	1,265	—	15,403
Total assets measured at fair value on a recurring basis	$208,164	$901,387	$19,216	$(503,030)	$625,737
Deposits	$—	$17,179	$4,142	$—	$21,321
Federal funds purchased and securities loaned or sold under repurchase agreements	—	697	—	—	697
Short-term borrowings	—	7,526	1,665	—	9,191
Trading liabilities:
Debt and equity instruments(d)	64,664	21,183	39	—	85,886
Derivative payables:
Interest rate	170	282,825	1,440	(277,306)	7,129
Credit	—	22,009	1,244	(21,954)	1,299
Foreign exchange	794	154,075	953	(143,349)	12,473
Equity	—	39,668	5,727	(36,203)	9,192
Commodity	—	21,017	884	(14,217)	7,684
Total derivative payables(e)(f)	964	519,594	10,248	(493,029)	37,777
Total trading liabilities	65,628	540,777	10,287	(493,029)	123,663
Accounts payable and other liabilities	9,074	121	13	—	9,208
Beneficial interests issued by consolidated VIEs	—	6	39	—	45
Long-term debt	—	31,394	16,125	—	47,519
Total liabilities measured at fair value on a recurring basis	$74,702	$597,700	$32,271	$(493,029)	$211,644

160	JPMorgan Chase & Co./2017 Annual Report

	Fair value hierarchy
December 31, 2016 (in millions)	Level 1	Level 2		Level 3		Derivative netting adjustments	Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$21,506		$—		$—	$21,506
Securities borrowed	—	—		—		—	—
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies(a)	13	40,586		392		—	40,991
Residential – nonagency	—	1,552		83		—	1,635
Commercial – nonagency	—	1,321		17		—	1,338
Total mortgage-backed securities	13	43,459		492		—	43,964
U.S. Treasury and government agencies(a)	19,554	5,201		—		—	24,755
Obligations of U.S. states and municipalities	—	8,403		649		—	9,052
Certificates of deposit, bankers’ acceptances and commercial paper	—	1,649		—		—	1,649
Non-U.S. government debt securities	28,443	23,076		46		—	51,565
Corporate debt securities	—	22,751		576		—	23,327
Loans(b)	—	28,965		4,837		—	33,802
Asset-backed securities	—	5,250		302		—	5,552
Total debt instruments	48,010	138,754		6,902		—	193,666
Equity securities	96,759	281		231		—	97,271
Physical commodities(c)	5,341	1,620		—		—	6,961
Other	—	9,341		761		—	10,102
Total debt and equity instruments(d)	150,110	149,996		7,894		—	308,000
Derivative receivables:
Interest rate	715	602,747		2,501		(577,661)	28,302
Credit	—	28,256		1,389		(28,351)	1,294
Foreign exchange	812	231,743		870		(210,154)	23,271
Equity	—	34,032		908		(30,001)	4,939
Commodity	158	18,360		125		(12,371)	6,272
Total derivative receivables(e)	1,685	915,138		5,793		(858,538)	64,078
Total trading assets(g)	151,795	1,065,134		13,687		(858,538)	372,078
Available-for-sale securities:
Mortgage-backed securities:
U.S. government agencies(a)	—	64,005		—		—	64,005
Residential – nonagency	—	14,442		1		—	14,443
Commercial – nonagency	—	9,104		—		—	9,104
Total mortgage-backed securities	—	87,551		1		—	87,552
U.S. Treasury and government agencies(a)	44,072	29		—		—	44,101
Obligations of U.S. states and municipalities	—	31,592		—		—	31,592
Certificates of deposit	—	106		—		—	106
Non-U.S. government debt securities	22,793	12,495		—		—	35,288
Corporate debt securities	—	4,958		—		—	4,958
Asset-backed securities:
Collateralized loan obligations	—	26,738		663		—	27,401
Other	—	6,967		—		—	6,967
Equity securities	926	—		—		—	926
Total available-for-sale securities	67,791	170,436		664		—	238,891
Loans	—	1,660		570		—	2,230
Mortgage servicing rights	—	—		6,096		—	6,096
Other assets(g)	4,357	—		2,223		—	6,580
Total assets measured at fair value on a recurring basis	$223,943	$1,258,736		$23,240		$(858,538)	$647,381
Deposits	$—	$11,795		$2,117		$—	$13,912
Federal funds purchased and securities loaned or sold under repurchase agreements	—	687		—		—	687
Short-term borrowings	—	7,971		1,134		—	9,105
Trading liabilities:
Debt and equity instruments(d)	68,304	19,081		43		—	87,428
Derivative payables:
Interest rate	539	569,001		1,238		(559,963)	10,815
Credit	—	27,375		1,291		(27,255)	1,411
Foreign exchange	902	231,815		2,254		(214,463)	20,508
Equity	—	35,202		3,160		(30,222)	8,140
Commodity	173	20,079		210		(12,105)	8,357
Total derivative payables(e)	1,614	883,472		8,153		(844,008)	49,231
Total trading liabilities	69,918	902,553		8,196		(844,008)	136,659
Accounts payable and other liabilities	9,107	—		13		—	9,120
Beneficial interests issued by consolidated VIEs	—	72		48		—	120
Long-term debt	—	24,836	(h)	12,850	(h)	—	37,686
Total liabilities measured at fair value on a recurring basis	$79,025	$947,914	(h)	$24,358	(h)	$(844,008)	$207,289

(a)	At December 31, 2017 and 2016, included total U.S. government-sponsored enterprise obligations of $78.0 billion and $80.6 billion, respectively, which were predominantly mortgage-related.

(b)
At December 31, 2017 and 2016, included within trading loans were $11.4 billion and $16.5 billion, respectively, of residential first-lien mortgages, and $4.2 billion and $3.3 billion, respectively, of commercial first-lien mortgages. Residential mortgage loans include conforming mortgage loans originated with the intent to sell to U.S. government agencies of $5.7 billion and $11.0 billion, respectively, and reverse mortgages of $836 million and $2.0 billion, respectively.

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

JPMorgan Chase & Co./2017 Annual Report	161

Notes to consolidated financial statements

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

(f)
Reflects the Firm’s adoption of rulebook changes made by two CCPs that require or allow the Firm to treat certain OTC-cleared derivative transactions as daily settled. For further information, see Note 5.

(g)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient are not required to be classified in the fair value hierarchy. At December 31, 2017 and 2016, the fair values of these investments, which include certain hedge funds, private equity funds, real estate and other funds, were $779 million and $1.0 billion, respectively. Included in these balances at December 31, 2017 and 2016, were trading assets of $54 million and $52 million, respectively, and other assets of $725 million and $977 million, respectively.

(h)	The prior period amounts have been revised to conform with the current period presentation.

Transfers between levels for instruments carried at
fair value on a recurring basis
For the years ended December 31, 2017 and 2016, there were no significant transfers between levels 1 and 2.
During the year ended December 31, 2017, transfers from level 3 to level 2 included the following:

•	$1.5 billion of trading loans driven by an increase in observability.

•	$1.2 billion of gross equity derivative payables as a result of an increase in observability and a decrease in the significance of unobservable inputs.
During the year ended December 31, 2017, transfers from level 2 to level 3 included the following:

•
$1.0 billion of gross equity derivative receivables and $2.5 billion of gross equity derivative payables as a result of a decrease in observability and an increase in the significance of unobservable inputs.

•	$1.7 billion of long-term debt driven by a decrease in observability and an increase in the significance of unobservable inputs for certain structured notes.
During the year ended December 31, 2016, transfers from level 3 to level 2 included the following:

•	$1.4 billion of long-term debt driven by an increase in observability and a reduction in the significance of unobservable inputs for certain structured notes.
During the year ended December 31, 2016, transfers from level 2 to level 3 included the following:

•
$1.1 billion of gross equity derivative receivables and $1.0 billion of gross equity derivative payables as a result of an decrease in observability and an increase in the significance of unobservable inputs.

•	$1.0 billion of trading loans driven by a decrease in observability.
During the year ended December 31, 2015, transfers from level 3 to level 2 included the following:

•
$3.1 billion of long-term debt and $1.0 billion of deposits driven by an increase in observability on certain structured notes with embedded interest rate and FX derivatives and a reduction in the significance of unobservable inputs for certain structured notes with embedded equity derivatives.

•
$2.1 billion of gross equity derivatives for both receivables and payables as a result of an increase in observability and a decrease in the significance of unobservable inputs; partially offset by transfers into level 3 resulting in net transfers of approximately $1.2 billion for both receivables and payables.

•	$2.8 billion of trading loans driven by an increase in observability of certain collateralized financing transactions.

•	$2.4 billion of corporate debt driven by a decrease in the significance of unobservable inputs and an increase in observability for certain structured products.
During the year ended December 31, 2015, there were no significant transfers from level 2 to level 3.
All transfers are assumed to occur at the beginning of the quarterly reporting period in which they occur.

162	JPMorgan Chase & Co./2017 Annual Report

Level 3 valuations
The Firm has established well-structured processes for determining fair value, including for instruments where fair value is estimated using significant unobservable inputs (level 3). For further information on the Firm’s valuation process and a detailed discussion of the determination of fair value for individual financial instruments, see pages 155–159 of this Note.
Estimating fair value requires the application of judgment. The type and level of judgment required is largely dependent on the amount of observable market information available to the Firm. For instruments valued using internally developed valuation models and other valuation techniques that use significant unobservable inputs and are therefore classified within level 3 of the fair value hierarchy, judgments used to estimate fair value are more significant than those required when estimating the fair value of instruments classified within levels 1 and 2.
In arriving at an estimate of fair value for an instrument within level 3, management must first determine the appropriate valuation model or other valuation technique to use. Second, due to the lack of observability of significant inputs, management must assess all relevant empirical data in deriving valuation inputs including transaction details, yield curves, interest rates, prepayment speed, default rates, volatilities, correlations, equity or debt prices, valuations of comparable instruments, foreign exchange rates and credit curves.
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
For the Firm’s derivatives and structured notes positions classified within level 3 at December 31, 2017, interest rate correlation inputs used in estimating fair value were concentrated towards the upper end of the range; equity correlation, equity-FX and equity-IR correlation inputs were concentrated in the middle of the range; commodity correlation inputs were concentrated in the middle of the range; credit correlation inputs were concentrated towards the lower end of the range; and the interest rate-foreign exchange (“IR-FX”) correlation inputs were concentrated towards the lower end of the range. In addition, the interest rate spread volatility inputs used in estimating fair value were distributed across the range; equity volatilities and commodity volatilities were concentrated towards the lower end of the range; and forward commodity prices used in estimating the fair value of commodity derivatives were concentrated towards the lower end of the range. Recovery rate, yield, prepayment speed, conditional default rate, loss severity and price inputs used in estimating the fair value of credit derivatives were distributed across the range; and credit spreads were concentrated towards the lower end of the range.

JPMorgan Chase & Co./2017 Annual Report	163

Notes to consolidated financial statements

Level 3 inputs(a)
December 31, 2017
Product/Instrument	Fair value (in millions)	Principal valuation technique	Unobservable inputs(g)	Range of input values				Weighted average
Residential mortgage-backed securities and loans(b)	$1,418	Discounted cash flows	Yield		3%	–	16%	6%
			Prepayment speed		0%	–	13%	9%
			Conditional default rate		0%	–	5%	1%
			Loss severity		0%	–	84%	3%
Commercial mortgage-backed securities and loans(c)	714	Market comparables	Price		$0	–	$100	$94
Obligations of U.S. states and municipalities	744	Market comparables	Price		$59	–	$100	$98
Corporate debt securities	312	Market comparables	Price		$3	–	$111	$82
Loans(d)	1,242	Market comparables	Price		$4	–	$103	$84
Asset-backed securities	276	Discounted cash flows	Credit spread	204	bps	–	205bps	205bps
			Prepayment speed	20%				20%
			Conditional default rate	2%				2%
			Loss severity	30%				30%
	153	Market comparables	Price		$2	–	$160	$79
Net interest rate derivatives	28	Option pricing	Interest rate spread volatility	27	bps	–	38bps
			Interest rate correlation		(50)%	–	98%
			IR-FX correlation		60%	–	70%
	236	Discounted cash flows	Prepayment speed		0%	–	30%
Net credit derivatives	(37)	Discounted cash flows	Credit correlation		40%	–	75%
			Credit spread	6	bps	–	1,489bps
			Recovery rate		20%	–	70%
			Yield		1%	–	20%
			Prepayment speed		4%	–	21%
			Conditional default rate		0%	–	100%
			Loss severity		4%	–	100%
	2	Market comparables	Price		$10		$98
Net foreign exchange derivatives	(200)	Option pricing	IR-FX correlation		(50)%	–	70%
	(196)	Discounted cash flows	Prepayment speed	7%
Net equity derivatives	(3,409)	Option pricing	Equity volatility		20%	–	55%
			Equity correlation		0%	–	85%
			Equity-FX correlation		(50)%	–	30%
			Equity-IR correlation		10%	–	40%
Net commodity derivatives	(674)	Option pricing	Forward commodity price		$54	–	$68 per barrel
			Commodity volatility		5%		46%
			Commodity correlation		(40)%	–	70%
MSRs	6,030	Discounted cash flows	Refer to Note 15
Other assets	984	Discounted cash flows	Credit spread		40bps	–	70bps	55bps
			Yield		8%	–	60%	47%
	971	Market comparables	EBITDA multiple		4.7x	–	10.6x	8.9x
Long-term debt, short-term borrowings, and deposits(e)	21,932	Option pricing	Interest rate spread volatility	27	bps	–	38bps
			Interest rate correlation		(50)%	–	98%
			IR-FX correlation		(50)%	–	70%
			Equity correlation		0%	–	85%
			Equity-FX correlation		(50)%	–	30%
			Equity-IR correlation		10%	–	40%
Other level 3 assets and liabilities, net(f)	283

(a)
The categories presented in the table have been aggregated based upon the product type, which may differ from their classification on the Consolidated balance sheets. Furthermore, the inputs presented for each valuation technique in the table are, in some cases, not applicable to every instrument valued using the technique as the characteristics of the instruments can differ.

164	JPMorgan Chase & Co./2017 Annual Report

(b)	Includes U.S. government agency securities of $297 million, nonagency securities of $61 million and trading loans of $1.1 billion.

(c)	Includes U.S. government agency securities of $10 million, nonagency securities of $11 million, trading loans of $417 million and non-trading loans of $276 million.

(d)	Includes trading loans of $1.2 billion.

(e)
Long-term debt, short-term borrowings and deposits include structured notes issued by the Firm that are predominantly financial instruments containing embedded derivatives. The estimation of the fair value of structured notes includes the derivative features embedded within the instrument. The significant unobservable inputs are broadly consistent with those presented for derivative receivables.

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

JPMorgan Chase & Co./2017 Annual Report	165

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
Changes in level 3 recurring fair value measurements
The following tables include a rollforward of the Consolidated balance sheets amounts (including changes in fair value) for financial instruments classified by the Firm within level 3 of the fair value hierarchy for the years ended December 31, 2017, 2016 and 2015. When a determination is made to classify a financial instrument within level 3, the determination is based on the significance of the unobservable parameters to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. Also, the Firm risk-manages the observable components of level 3 financial instruments using securities and derivative positions that are classified within level 1 or 2 of the fair value hierarchy; as these level 1 and level 2 risk management instruments are not included below, the gains or losses in the following tables do not reflect the effect of the Firm’s risk management activities related to such level 3 instruments.

166	JPMorgan Chase & Co./2017 Annual Report

	Fair value measurements using significant unobservable inputs
Year ended December 31, 2017 (in millions)	Fair value at January 1, 2017	Total realized/unrealized gains/(losses)						Transfers into level 3(h)	Transfers (out of) level 3(h)	Fair value at Dec. 31, 2017	Change in unrealized gains/(losses) related to financial instruments held at Dec. 31, 2017
				Purchases(f)	Sales		Settlements(g)
Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$392	$(11)		$161	$(171)		$(70)	$49	$(43)	$307	$(20)
Residential – nonagency	83	19		53	(30)		(64)	132	(133)	60	11
Commercial – nonagency	17	9		27	(44)		(13)	64	(49)	11	1
Total mortgage-backed securities	492	17		241	(245)		(147)	245	(225)	378	(8)
U.S. Treasury and government agencies	—	—		—	—		—	1	—	1	—
Obligations of U.S. states and municipalities	649	18		152	(70)		(5)	—	—	744	15
Non-U.S. government debt securities	46	—		559	(518)		—	62	(71)	78	—
Corporate debt securities	576	11		872	(612)		(497)	157	(195)	312	18
Loans	4,837	333		2,389	(2,832)		(1,323)	806	(1,491)	2,719	43
Asset-backed securities	302	32		354	(356)		(56)	75	(198)	153	—
Total debt instruments	6,902	411		4,567	(4,633)		(2,028)	1,346	(2,180)	4,385	68
Equity securities	231	39		176	(148)		(4)	59	(58)	295	21
Other	761	100		30	(46)		(162)	17	(10)	690	39
Total trading assets – debt and equity instruments	7,894	550	(c)	4,773	(4,827)		(2,194)	1,422	(2,248)	5,370	128	(c)
Net derivative receivables:(a)
Interest rate	1,263	72		60	(82)		(1,040)	(8)	(1)	264	(473)
Credit	98	(164)		1	(6)		—	77	(41)	(35)	32
Foreign exchange	(1,384)	43		13	(10)		854	(61)	149	(396)	42
Equity	(2,252)	(417)		1,116	(551)		(245)	(1,482)	422	(3,409)	(161)
Commodity	(85)	(149)		—	—		(433)	(6)	(1)	(674)	(718)
Total net derivative receivables	(2,360)	(615)	(c)	1,190	(649)		(864)	(1,480)	528	(4,250)	(1,278)	(c)
Available-for-sale securities:
Asset-backed securities	663	15		—	(50)		(352)	—	—	276	14
Other	1	—		—	—		—	—	—	1	—
Total available-for-sale securities	664	15	(d)	—	(50)		(352)	—	—	277	14	(d)
Loans	570	35	(c)	—	(26)		(303)	—	—	276	3	(c)
Mortgage servicing rights	6,096	(232)	(e)	1,103	(140)		(797)	—	—	6,030	(232)	(e)
Other assets	2,223	244	(c)	66	(177)		(870)	—	(221)	1,265	74	(c)

	Fair value measurements using significant unobservable inputs
Year ended December 31, 2017 (in millions)	Fair value at January 1, 2017	Total realized/unrealized (gains)/losses							Transfers (out of) level 3(h)	Fair value at Dec. 31, 2017	Change in unrealized (gains)/losses related to financial instruments held at Dec. 31, 2017
				Purchases	Sales	Issuances	Settlements(g)	Transfers into level 3(h)
Liabilities:(b)
Deposits	$2,117	$152	(c)(i)	$—	$—	$3,027	$(291)	$11	$(874)	$4,142	$198	(c)(i)
Federal funds purchased and securities loaned or sold under repurchase agreements	—	—		—	—	—	—	—	—	—	—
Short-term borrowings	1,134	42	(c)(i)	—	—	3,289	(2,748)	150	(202)	1,665	7	(c)(i)
Trading liabilities – debt and equity instruments	43	(3)	(c)	(46)	48	—	3	3	(9)	39	—	(c)
Accounts payable and other liabilities	13	(2)		(1)	—	—	3	—	—	13	(2)
Beneficial interests issued by consolidated VIEs	48	2	(c)	(122)	39	—	(6)	78	—	39	—	(c)
Long-term debt	12,850	1,067	(c)(i)	—	—	12,458	(10,985)	1,660	(925)	16,125	552	(c)(i)

JPMorgan Chase & Co./2017 Annual Report	167

Notes to consolidated financial statements

	Fair value measurements using significant unobservable inputs
Year ended December 31, 2016 (in millions)	Fair value at January 1, 2016		Total realized/unrealized gains/(losses)								Transfers (out of) level 3(h)	Fair value at Dec. 31, 2016		Change in unrealized gains/(losses) related to financial instruments held at Dec. 31, 2016
					Purchases(f)	Sales			Settlements(g)	Transfers into level 3(h)
Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$715		$(20)		$135	$(295)			$(115)	$111	$(139)	$392		$(36)
Residential – nonagency	194		4		252	(319)			(20)	67	(95)	83		5
Commercial – nonagency	115		(11)		69	(29)			(3)	173	(297)	17		3
Total mortgage-backed securities	1,024		(27)		456	(643)			(138)	351	(531)	492		(28)
Obligations of U.S. states and municipalities	651		19		149	(132)			(38)	—	—	649		—
Non-U.S. government debt securities	74		(4)		91	(97)			(7)	19	(30)	46		(7)
Corporate debt securities	736		2		445	(359)			(189)	148	(207)	576		(22)
Loans	6,604		(343)		2,228	(2,598)			(1,311)	1,044	(787)	4,837		(169)
Asset-backed securities	1,832		39		655	(712)			(968)	288	(832)	302		19
Total debt instruments	10,921		(314)		4,024	(4,541)			(2,651)	1,850	(2,387)	6,902		(207)
Equity securities	265		—		90	(108)			(40)	29	(5)	231		7
Other	744		79		649	(287)			(360)	26	(90)	761		28
Total trading assets – debt and equity instruments	11,930		(235)	(c)	4,763	(4,936)			(3,051)	1,905	(2,482)	7,894		(172)	(c)
Net derivative receivables:(a)	—										—	—
Interest rate	876		756		193	(57)			(713)	(14)	222	1,263		(144)
Credit	549		(742)		10	(2)			211	36	36	98		(622)
Foreign exchange	(725)		67		64	(124)			(649)	(48)	31	(1,384)		(350)
Equity	(1,514)		(145)		277	(852)			213	94	(325)	(2,252)		(86)
Commodity	(935)		194		1	10			645	8	(8)	(85)		(36)
Total net derivative receivables	(1,749)		130	(c)	545	(1,025)			(293)	76	(44)	(2,360)		(1,238)	(c)
Available-for-sale securities:
Asset-backed securities	823		1		—	—			(119)	—	(42)	663		1
Other	1		—		—	—			—	—	—	1		—
Total available-for-sale securities	824		1	(d)	—	—			(119)	—	(42)	664		1	(d)
Loans	1,518		(49)	(c)	259	(7)			(838)	—	(313)	570		—	(c)
Mortgage servicing rights	6,608		(163)	(e)	679	(109)			(919)	—	—	6,096		(163)	(e)
Other assets	2,401		130	(c)	487	(496)			(299)	—	—	2,223		48	(c)

	Fair value measurements using significant unobservable inputs
Year ended December 31, 2016 (in millions)	Fair value at January 1, 2016		Total realized/unrealized (gains)/losses								Transfers (out of) level 3(h)	Fair value at Dec. 31, 2016		Change in unrealized (gains)/losses related to financial instruments held at Dec. 31, 2016
					Purchases	Sales	Issuances		Settlements(g)	Transfers into level 3(h)
Liabilities:(b)
Deposits	$2,950		$(56)	(c)	$—	$—	$1,375		$(1,283)	$—	$(869)	$2,117		$23	(c)
Federal funds purchased and securities loaned or sold under repurchase agreements	—		—		—	—	—		(2)	6	(4)	—		—
Short-term borrowings	639		(230)	(c)	—	—	1,876		(1,210)	114	(55)	1,134		(70)	(c)
Trading liabilities – debt and equity instruments	63		(12)	(c)	(15)	23	—		(22)	13	(7)	43		(18)	(c)
Accounts payable and other liabilities	19		—		—	—	—		(6)	—	—	13		—
Beneficial interests issued by consolidated VIEs	549		(31)	(c)	—	—	143		(613)	—	—	48		6	(c)
Long-term debt	11,447	(j)	147	(c)(j)	—	—	8,140	(j)	(5,810)	315	(1,389)	12,850	(j)	639	(c)(j)

168	JPMorgan Chase & Co./2017 Annual Report

	Fair value measurements using significant unobservable inputs
Year ended December 31, 2015 (in millions)	Fair value at January 1, 2015	Total realized/unrealized gains/(losses)								Transfers (out of) level 3(h)	Fair value at Dec. 31, 2015	Change in unrealized gains/(losses) related to financial instruments held at Dec. 31, 2015
				Purchases(f)	Sales		Settlements(g)		Transfers into level 3(h)
Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$922	$(28)		$327	$(303)		$(132)		$25	$(96)	$715	$(27)
Residential – nonagency	663	130		253	(611)		(23)		180	(398)	194	4
Commercial – nonagency	306	(14)		246	(262)		(22)		117	(256)	115	(5)
Total mortgage-backed securities	1,891	88		826	(1,176)		(177)		322	(750)	1,024	(28)
Obligations of U.S. states and municipalities	1,273	14		352	(133)		(27)		5	(833)	651	(1)
Non-U.S. government debt securities	302	9		205	(123)		(64)		16	(271)	74	(16)
Corporate debt securities	2,989	(77)		1,171	(1,038)		(125)		179	(2,363)	736	2
Loans	13,287	(174)		3,532	(4,661)		(3,112)		509	(2,777)	6,604	(181)
Asset-backed securities	1,264	(41)		1,920	(1,229)		(35)		205	(252)	1,832	(32)
Total debt instruments	21,006	(181)		8,006	(8,360)		(3,540)		1,236	(7,246)	10,921	(256)
Equity securities	431	96		89	(193)		(26)		51	(183)	265	82
Physical commodities	2	(2)		—	—		—		—	—	—	—
Other	1,050	119		1,581	(1,313)		192		33	(918)	744	85
Total trading assets – debt and equity instruments	22,489	32	(c)	9,676	(9,866)		(3,374)		1,320	(8,347)	11,930	(89)	(c)
Net derivative receivables:(a)
Interest rate	626	962		513	(173)		(732)		6	(326)	876	263
Credit	189	118		129	(136)		165		29	55	549	260
Foreign exchange	(526)	657		19	(149)		(296)		36	(466)	(725)	49
Equity	(1,785)	731		890	(1,262)		(158)		17	53	(1,514)	5
Commodity	(565)	(856)		1	(24)		512		(30)	27	(935)	(41)
Total net derivative receivables	(2,061)	1,612	(c)	1,552	(1,744)		(509)		58	(657)	(1,749)	536	(c)
Available-for-sale securities:	—
Asset-backed securities	908	(32)		51	(43)		(61)		—	—	823	(28)
Other	129	—		—	—		(29)		—	(99)	1	—
Total available-for-sale securities	1,037	(32)	(d)	51	(43)		(90)		—	(99)	824	(28)	(d)
Loans	2,541	(133)	(c)	1,290	(92)		(1,241)		—	(847)	1,518	(32)	(c)
Mortgage servicing rights	7,436	(405)	(e)	985	(486)		(922)		—	—	6,608	(405)	(e)
Other assets	3,184	(29)	(c)	346	(509)		(411)		—	(180)	2,401	(289)	(c)

	Fair value measurements using significant unobservable inputs
Year ended December 31, 2015 (in millions)	Fair value at January 1, 2015	Total realized/unrealized (gains)/losses							Transfers into level 3(h)	Transfers (out of) level 3(h)	Fair value at Dec. 31, 2015	Change in unrealized (gains)/losses related to financial instruments held at Dec. 31, 2015
				Purchases	Sales	Issuances	Settlements(g)
Liabilities:(b)
Deposits	$2,859	$(39)	(c)	$—	$—	$1,993	$(850)		$—	$(1,013)	$2,950	$(29)	(c)
Short-term borrowings	1,453	(697)	(c)	—	—	3,334	(2,963)		243	(731)	639	(57)	(c)
Trading liabilities – debt and equity instruments	72	15	(c)	(163)	160	—	(17)		12	(16)	63	(4)	(c)
Accounts payable and other liabilities	26	—	(c)	—	—	—	(7)		—	—	19	—
Beneficial interests issued by consolidated VIEs	1,146	(82)	(c)	—	—	286	(574)		—	(227)	549	(63)	(c)
Long-term debt	11,877	(480)	(c)	(58)	—	9,359	(6,465)	(j)	315	(3,101)	11,447 (j)	385	(c)(j)

(a)	All level 3 derivatives are presented on a net basis, irrespective of underlying counterparty.

JPMorgan Chase & Co./2017 Annual Report	169

Notes to consolidated financial statements

(b)
Level 3 liabilities as a percentage of total Firm liabilities accounted for at fair value (including liabilities measured at fair value on a nonrecurring basis) were 15%, 12% and 13% at December 31, 2017, 2016 and 2015, respectively.

(c)
Predominantly reported in principal transactions revenue, except for changes in fair value for CCB mortgage loans, and lending-related commitments originated with the intent to sell, and mortgage loan purchase commitments, which are reported in mortgage fees and related income.

(d)
Realized gains/(losses) on AFS securities, as well as other-than-temporary impairment (“OTTI”) losses that are recorded in earnings, are reported in securities gains. Unrealized gains/(losses) are reported in OCI. Realized gains/(losses) and foreign exchange hedge accounting adjustments recorded in income on AFS securities were zero, zero, and $(7) million for the years ended December 31, 2017, 2016 and 2015, respectively. Unrealized gains/(losses) recorded on AFS securities in OCI were $15 million, $1 million and $(25) million for the years ended December 31, 2017, 2016 and 2015, respectively.

(e)	Changes in fair value for CCB MSRs are reported in mortgage fees and related income.

(f)	Loan originations are included in purchases

(g)	Includes financial assets and liabilities that have matured, been partially or fully repaid, impacts of modifications, and deconsolidation associated with beneficial interests in VIEs and other items.

(h)
All transfers into and/or out of level 3 are based on changes in the observability of the valuation inputs and are assumed to occur at the beginning of the quarterly reporting period in which they occur.

(i)
Realized (gains)/losses due to DVA for fair value option elected liabilities are reported in principal transactions revenue. Unrealized (gains)/losses are reported in OCI. Unrealized gains were $48 million for the year ended December 31, 2017. There were no realized gains for the year ended December 31, 2017.

(j)	The prior period amounts have been revised to conform with the current period presentation.

Level 3 analysis
Consolidated balance sheets changes
Level 3 assets (including assets measured at fair value on a nonrecurring basis) were 0.8% of total Firm assets at December 31, 2017. The following describes significant changes to level 3 assets since December 31, 2016, for those items measured at fair value on a recurring basis. For further information on changes impacting items measured at fair value on a nonrecurring basis, see Assets and liabilities measured at fair value on a nonrecurring basis on page 172.
For the year ended December 31, 2017
Level 3 assets were $19.2 billion at December 31, 2017, reflecting a decrease of $4.0 billion from December 31, 2016, largely due to the following:

•
$2.5 billion decrease in trading assets — debt and equity instruments was predominantly driven by a decrease of $2.1 billion in trading loans largely due to settlements, and a $1.0 billion decrease in other assets due to settlements and transfers from level 3 to level 2 as a result of increased observability in certain valuation inputs

Gains and losses
The following describes significant components of total realized/unrealized gains/(losses) for instruments measured at fair value on a recurring basis for the years ended December 31, 2017, 2016 and 2015. For further information on these instruments, see Changes in level 3 recurring fair value measurements rollforward tables on pages 166–170.
2017

•	$1.3 billion of net losses on liabilities largely driven by market movements in long-term debt
2016

•	There were no individually significant movements for the year ended December 31, 2016.
2015

•
$1.6 billion of net gains in interest rate, foreign exchange and equity derivative receivables largely due to market movements; partially offset by losses on commodity derivatives due to market movements

•	$1.3 billion of net gains in liabilities due to market movements

170	JPMorgan Chase & Co./2017 Annual Report

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
CVA represents the adjustment, relative to the relevant benchmark interest rate, necessary to reflect counterparty nonperformance risk. The Firm estimates CVA using a scenario analysis to estimate the expected positive credit exposure across all of the Firm’s existing positions with each counterparty, and then estimates losses based on the probability of default and estimated recovery rate as a result of a counterparty credit event considering contractual factors designed to mitigate the Firm’s credit exposure, such as collateral and legal rights of offset. The key inputs to this methodology are (i) the probability of a default event occurring for each counterparty, as derived from observed or estimated CDS spreads; and (ii) estimated recovery rates implied by CDS spreads, adjusted to consider the differences in recovery rates as a derivative creditor relative to those reflected in CDS spreads, which generally reflect senior unsecured creditor risk.
FVA represents the adjustment to reflect the impact of funding and is recognized where there is evidence that a market participant in the principal market would incorporate it in a transfer of the instrument. The Firm’s FVA framework, applied to uncollateralized (including partially collateralized) over-the-counter (“OTC”) derivatives incorporates key inputs such as: (i) the expected funding requirements arising from the Firm’s positions with each counterparty and collateral arrangements; and (ii) the estimated market funding cost in the principal market which, for derivative liabilities, considers the Firm’s credit risk (DVA). For collateralized derivatives, the fair value is estimated by discounting expected future cash flows at the relevant overnight indexed swap rate given the underlying collateral agreement with the counterparty, and therefore a separate FVA is not necessary.

The following table provides the impact of credit and funding adjustments on principal transactions revenue in the respective periods, excluding the effect of any associated hedging activities. The FVA reported below include the impact of the Firm’s own credit quality on the inception value of liabilities as well as the impact of changes in the Firm’s own credit quality over time.

Year ended December 31, (in millions)	2017	2016	2015
Credit and funding adjustments:
Derivatives CVA	$802	$(84)	$620
Derivatives FVA	(295)	7	73
Valuation adjustments on fair value option elected liabilities
The valuation of the Firm’s liabilities for which the fair value option has been elected requires consideration of the Firm’s own credit risk. DVA on fair value option elected liabilities reflects changes (subsequent to the issuance of the liability) in the Firm’s probability of default and LGD, which are estimated based on changes in the Firm’s credit spread observed in the bond market. Effective January 1, 2016, the effect of DVA on fair value option elected liabilities is recognized in OCI. See Note 23 for further information.

JPMorgan Chase & Co./2017 Annual Report	171

Notes to consolidated financial statements

Assets and liabilities measured at fair value on a nonrecurring basis
The following tables present the assets reported on a nonrecurring basis at fair value as of December 31, 2017 and 2016, by major product category and fair value hierarchy.

	Fair value hierarchy				Total fair value
December 31, 2017 (in millions)	Level 1	Level 2	Level 3
Loans	$—	$238	$596	(a)	$834
Other assets	—	283	183		466
Total assets measured at fair value on a nonrecurring basis	$—	$521	$779	(a)	$1,300

	Fair value hierarchy			Total fair value
December 31, 2016 (in millions)	Level 1	Level 2	Level 3
Loans	$—	$730	$590	$1,320
Other assets	—	5	232	237
Total assets measured at fair value on a nonrecurring basis	$—	$735	$822	$1,557
(a) Of the $779 million in level 3 assets measured at fair value on a nonrecurring basis as of December 31, 2017, $442 million related to residential real estate loans carried at the net realizable value of the underlying collateral (e.g., collateral-dependent loans and other loans charged off in accordance with regulatory guidance). These amounts are classified as level 3 as they are valued using a broker’s price opinion and discounted based upon the Firm’s experience with actual liquidation values. These discounts to the broker price opinions ranged from 13% to 48% with a weighted average of 27%.
There were no material liabilities measured at fair value on a nonrecurring basis at December 31, 2017 and 2016.

Nonrecurring fair value changes
The following table presents the total change in value of assets and liabilities for which a fair value adjustment has been recognized for the years ended December 31, 2017 2016 and 2015, related to financial instruments held at those dates.

December 31, (in millions)	2017	2016	2015
Loans	$(159)	$(209)	$(226)
Other Assets	(148)	37	(60)
Accounts payable and other liabilities	(1)	—	(8)
Total nonrecurring fair value gains/(losses)	$(308)	$(172)	$(294)
For further information about the measurement of impaired collateral-dependent loans, and other loans where the carrying value is based on the fair value of the underlying collateral (e.g., residential mortgage loans charged off in accordance with regulatory guidance), see Note 12.
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
Financial instruments for which carrying value approximates fair value
Certain financial instruments that are not carried at fair value on the Consolidated balance sheets are carried at amounts that approximate fair value, due to their short-term nature and generally negligible credit risk. These instruments include cash and due from banks, deposits with banks, federal funds sold, securities purchased under resale agreements and securities borrowed, short-term receivables and accrued interest receivable, short-term borrowings, federal funds purchased, securities loaned and sold under repurchase agreements, accounts payable, and accrued liabilities. In addition, U.S. GAAP requires that the fair value of deposit liabilities with no stated maturity (i.e., demand, savings and certain money market deposits) be equal to their carrying value; recognition of the inherent funding value of these instruments is not permitted.

172	JPMorgan Chase & Co./2017 Annual Report

The following table presents by fair value hierarchy classification the carrying values and estimated fair values at December 31, 2017 and 2016, of financial assets and liabilities, excluding financial instruments that are carried at fair value on a recurring basis, and their classification within the fair value hierarchy. For additional information regarding the financial instruments within the scope of this disclosure, and the methods and significant assumptions used to estimate their fair value, see pages 156–159 of this Note.

	December 31, 2017					December 31, 2016
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value
Financial assets
Cash and due from banks	$25.8	$25.8	$—	$—	$25.8	$23.9	$23.9	$—	$—	$23.9
Deposits with banks	404.3	401.8	2.5	—	404.3	365.8	362.0	3.8	—	365.8
Accrued interest and accounts receivable	67.0	—	67.0	—	67.0	52.3	—	52.2	0.1	52.3
Federal funds sold and securities purchased under resale agreements	183.7	—	183.7	—	183.7	208.5	—	208.3	0.2	208.5
Securities borrowed	102.1	—	102.1	—	102.1	96.4	—	96.4	—	96.4
Securities, held-to-maturity	47.7	—	48.7	—	48.7	50.2	—	50.9	—	50.9
Loans, net of allowance for loan losses(a)(b)	914.6	—	213.2	707.1	920.3	878.8	—	24.1	851.0	875.1
Other	62.9	—	52.9	16.5	69.4	71.4	0.1	60.8	14.3	75.2
Financial liabilities
Deposits	$1,422.7	$—	$1,422.7	$—	$1,422.7	$1,361.3	$—	$1,361.3	$—	$1,361.3
Federal funds purchased and securities loaned or sold under repurchase agreements	158.2	—	158.2	—	158.2	165.0	—	165.0	—	165.0
Short-term borrowings	42.6	—	42.4	0.2	42.6	25.3	—	25.3	—	25.3
Accounts payable and other liabilities	152.0	—	148.9	2.9	151.8	148.0	—	144.8	3.4	148.2
Beneficial interests issued by consolidated VIEs	26.0	—	26.0	—	26.0	38.9	—	38.9	—	38.9
Long-term debt and junior subordinated deferrable interest debentures	236.6	—	240.3	3.2	243.5	257.5	—	260.0	2.0	262.0

(a)
Fair value is typically estimated using a discounted cash flow model that incorporates the characteristics of the underlying loans (including principal, contractual interest rate and contractual fees) and other key inputs, including expected lifetime credit losses, interest rates, prepayment rates, and primary origination or secondary market spreads. For certain loans, the fair value is measured based on the value of the underlying collateral. The difference between the estimated fair value and carrying value of a financial asset or liability is the result of the different methodologies used to determine fair value as compared with carrying value. For example, credit losses are estimated for a financial asset’s remaining life in a fair value calculation but are estimated for a loss emergence period in the allowance for loan loss calculation; future loan income (interest and fees) is incorporated in a fair value calculation but is generally not considered in the allowance for loan losses. For a further discussion of the Firm’s methodologies for estimating the fair value of loans and lending-related commitments, see Valuation hierarchy on pages 156–159.

(b)	For the year ended December 31, 2017, the Firm transferred certain residential mortgage loans from Level 3 to Level 2 as a result of an increase in observability.
The majority of the Firm’s lending-related commitments are not carried at fair value on a recurring basis on the Consolidated balance sheets. The carrying value of the wholesale allowance for lending-related commitments and the estimated fair value of these wholesale lending-related commitments were as follows for the periods indicated.

	December 31, 2017					December 31, 2016
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value(a)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value(a)	Level 1	Level 2	Level 3	Total estimated fair value
Wholesale lending-related commitments	$1.1	$—	$—	$1.6	$1.6	$1.1	$—	$—	$2.1	$2.1

(a)	Excludes the current carrying values of the guarantee liability and the offsetting asset, each of which is recognized at fair value at the inception of the guarantees.
The Firm does not estimate the fair value of consumer lending-related commitments. In many cases, the Firm can reduce or cancel these commitments by providing the borrower notice or, in some cases as permitted by law, without notice. For a further discussion of the valuation of lending-related commitments, see page 157 of this Note.

JPMorgan Chase & Co./2017 Annual Report	173

Notes to consolidated financial statements

Note 3 – Fair value option
The fair value option provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments.
The Firm has elected to measure certain instruments at fair value for several reasons including to mitigate income statement volatility caused by the differences between the measurement basis of elected instruments (e.g., certain instruments elected were previously accounted for on an accrual basis) and the associated risk management arrangements that are accounted for on a fair value basis, as well as to better reflect those instruments that are managed on a fair value basis.

The Firm’s election of fair value includes the following instruments:

•	Loans purchased or originated as part of securitization warehousing activity, subject to bifurcation accounting, or managed on a fair value basis, including lending-related commitments

•	Certain securities financing arrangements with an embedded derivative and/or a maturity of greater than one year

•	Owned beneficial interests in securitized financial assets that contain embedded credit derivatives, which would otherwise be required to be separately accounted for as a derivative instrument

•	Structured notes, which are predominantly financial instruments that contain embedded derivatives, that are issued as part of CIB’s client-driven activities

•	Certain long-term beneficial interests issued by CIB’s consolidated securitization trusts where the underlying assets are carried at fair value

174	JPMorgan Chase & Co./2017 Annual Report

Changes in fair value under the fair value option election
The following table presents the changes in fair value included in the Consolidated statements of income for the years ended December 31, 2017, 2016 and 2015, for items for which the fair value option was elected. The profit and loss information presented below only includes the financial instruments that were elected to be measured at fair value; related risk management instruments, which are required to be measured at fair value, are not included in the table.

	2017				2016				2015
December 31, (in millions)	Principal transactions	All other income		Total changes in fair value recorded	Principal transactions	All other income		Total changes in fair value recorded	Principal transactions	All other income		Total changes in fair value recorded
Federal funds sold and securities purchased under resale agreements	$(97)	$—		$(97)	$(76)	$—		$(76)	$(38)	$—		$(38)
Securities borrowed	50	—		50	1	—		1	(6)	—		(6)
Trading assets:
Debt and equity instruments, excluding loans	1,943	2	(c)	1,945	120	(1)	(c)	119	756	(10)	(c)	746
Loans reported as trading assets:
Changes in instrument-specific credit risk	330	14	(c)	344	461	43	(c)	504	138	41	(c)	179
Other changes in fair value	217	747	(c)	964	79	684	(c)	763	232	818	(c)	1,050
Loans:
Changes in instrument-specific credit risk	(1)	—		(1)	13	—		13	35	—		35
Other changes in fair value	(12)	3	(c)	(9)	(7)	—		(7)	4	—		4
Other assets	11	(55)	(d)	(44)	20	62	(d)	82	79	(1)	(d)	78
Deposits(a)	(533)	—		(533)	(134)	—		(134)	93	—		93
Federal funds purchased and securities loaned or sold under repurchase agreements	11	—		11	19	—		19	8	—		8
Short-term borrowings(a)	(747)	—		(747)	(236)	—		(236)	1,996	—		1,996
Trading liabilities	(1)	—		(1)	6	—		6	(20)	—		(20)
Beneficial interests issued by consolidated VIEs	—	—		—	23	—		23	49	—		49
Long-term debt(a)(b)	(2,022)	—		(2,022)	(773)	—		(773)	1,388	—		1,388

(a)
Unrealized gains/(losses) due to instrument-specific credit risk (DVA) for liabilities for which the fair value option has been elected is recorded in OCI, while realized gains/(losses) are recorded in principal transactions revenue. DVA for 2015 was included in principal transactions revenue, and includes the impact of the Firm’s own credit quality on the inception value of liabilities as well as the impact of changes in the Firm’s own credit quality subsequent to issuance. See Notes 2 and 23 for further information. Realized gains/(losses) due to instrument-specific credit risk recorded in principal transaction revenue were not material for the years ended December 31, 2017 and 2016.

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

JPMorgan Chase & Co./2017 Annual Report	175

Notes to consolidated financial statements

Difference between aggregate fair value and aggregate remaining contractual principal balance outstanding
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of December 31, 2017 and 2016, for loans, long-term debt and long-term beneficial interests for which the fair value option has been elected.

	2017				2016
December 31, (in millions)	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding
Loans(a)
Nonaccrual loans
Loans reported as trading assets	$4,219		$1,371	$(2,848)	$3,338		$748	$(2,590)
Loans	39		—	(39)	—		—	—
Subtotal	4,258		1,371	(2,887)	3,338		748	(2,590)
All other performing loans
Loans reported as trading assets	38,157		36,590	(1,567)	35,477		33,054	(2,423)
Loans	2,539		2,508	(31)	2,259		2,228	(31)
Total loans	$44,954		$40,469	$(4,485)	$41,074		$36,030	$(5,044)
Long-term debt
Principal-protected debt	$26,297	(c)	$23,848	$(2,449)	$21,602	(c)	$19,195	$(2,407)
Nonprincipal-protected debt(b)	NA		23,671	NA	NA		18,491	NA
Total long-term debt	NA		$47,519	NA	NA		$37,686	NA
Long-term beneficial interests
Nonprincipal-protected debt	NA		$45	NA	NA		$120	NA
Total long-term beneficial interests	NA		$45	NA	NA		$120	NA

(a)	There were no performing loans that were ninety days or more past due as of December 31, 2017 and 2016.

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

At December 31, 2017 and 2016, the contractual amount of lending-related commitments for which the fair value option was elected was $7.4 billion and $4.6 billion respectively, with a corresponding fair value of $(76) million and $(118) million, respectively. For further information regarding off-balance sheet lending-related financial instruments, see Note 27.

176	JPMorgan Chase & Co./2017 Annual Report

Structured note products by balance sheet classification and risk component
The following table presents the fair value of the structured notes issued by the Firm, by balance sheet classification and the primary risk type.

	December 31, 2017				December 31, 2016
(in millions)	Long-term debt	Short-term borrowings	Deposits	Total	Long-term debt	Short-term borrowings	Deposits	Total
Risk exposure
Interest rate	$22,056	$69	$8,058	$30,183	$16,296	$184	$4,296	$20,776
Credit	4,329	1,312	—	5,641	3,267	225	—	3,492
Foreign exchange	2,841	147	38	3,026	2,365	135	6	2,506
Equity	17,581	7,106	6,548	31,235	14,831	8,234	5,481	28,546
Commodity	230	15	4,468	4,713	488	37	1,811	2,336
Total structured notes	$47,037	$8,649	$19,112	$74,798	$37,247	$8,815	$11,594	$57,656

Note 4 – Credit risk concentrations
Concentrations of credit risk arise when a number of clients, counterparties or customers are engaged in similar business activities or activities in the same geographic region, or when they have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions.
JPMorgan Chase regularly monitors various segments of its credit portfolios to assess potential credit risk concentrations and to obtain additional collateral when deemed necessary and permitted under the Firm’s agreements. Senior management is significantly involved in the credit approval and review process, and risk levels are adjusted as needed to reflect the Firm’s risk appetite.

In the Firm’s consumer portfolio, concentrations are evaluated primarily by product and by U.S. geographic region, with a key focus on trends and concentrations at the portfolio level, where potential credit risk concentrations can be remedied through changes in underwriting policies and portfolio guidelines. In the wholesale portfolio, credit risk concentrations are evaluated primarily by industry and monitored regularly on both an aggregate portfolio level and on an individual client or counterparty basis. The Firm’s wholesale exposure is managed through loan syndications and participations, loan sales, securitizations, credit derivatives, master netting agreements, collateral and other risk-reduction techniques. For additional information on loans, see Note 12.
The Firm does not believe that its exposure to any particular loan product (e.g., option ARMs), or industry segment (e.g., real estate), or its exposure to residential real estate loans with high LTV ratios, results in a significant concentration of credit risk.
Terms of loan products and collateral coverage are included in the Firm’s assessment when extending credit and establishing its allowance for loan losses.

JPMorgan Chase & Co./2017 Annual Report	177

Notes to consolidated financial statements

The table below presents both on–balance sheet and off–balance sheet consumer and wholesale-related credit exposure by the Firm’s three credit portfolio segments as of December 31, 2017 and 2016.
In 2017 the Firm revised its methodology for the assignment of industry classifications, to better monitor and manage concentrations. This largely resulted in the re-assignment of holding companies from Other to the industry of risk category based on the primary business activity of the holding company's underlying entities. In the tables and industry discussions below, the prior period amounts have been revised to conform with the current period presentation.

	2017				2016
	Credit exposure(f)	On-balance sheet		Off-balance sheet(g)	Credit exposure	On-balance sheet		Off-balance sheet(g)
December 31, (in millions)		Loans	Derivatives			Loans	Derivatives
Consumer, excluding credit card	$421,234	$372,681	$—	$48,553	$417,891	$364,644	$—	$53,247	(h)
Receivables from customers(a)	133	—	—	—	120	—	—	—
Total Consumer, excluding credit card	421,367	372,681	—	48,553	418,011	364,644	—	53,247	(h)
Credit Card	722,342	149,511	—	572,831	695,707	141,816	—	553,891
Total consumer-related	1,143,709	522,192	—	621,384	1,113,718	506,460	—	607,138	(h)
Wholesale-related(b)
Real Estate	139,409	113,648	153	25,608	134,287	105,802	207	28,278
Consumer & Retail	87,679	31,044	1,114	55,521	84,804	29,929	1,082	53,793
Technology, Media & Telecommunications	59,274	13,665	2,265	43,344	63,324	14,063	1,293	47,968
Healthcare	55,997	16,273	2,191	37,533	49,445	15,545	2,280	31,620
Industrials	55,272	18,161	1,163	35,948	55,733	17,295	1,658	36,780
Banks & Finance Cos	49,037	25,879	6,816	16,342	48,393	22,714	12,257	13,422
Oil & Gas	41,317	12,621	1,727	26,969	40,367	13,253	1,878	25,236
Asset Managers	32,531	11,480	7,998	13,053	33,201	10,339	10,820	12,042
Utilities	29,317	6,187	2,084	21,046	29,672	7,208	888	21,576
State & Municipal Govt(c)	28,633	12,134	2,888	13,611	28,263	12,416	2,096	13,751
Central Govt	19,182	3,375	13,937	1,870	20,408	3,964	14,235	2,209
Chemicals & Plastics	15,945	5,654	208	10,083	15,043	5,292	271	9,480
Transportation	15,797	6,733	977	8,087	19,096	8,996	751	9,349
Automotive	14,820	4,903	342	9,575	16,736	4,964	1,196	10,576
Metals & Mining	14,171	4,728	702	8,741	13,419	4,350	439	8,630
Insurance	14,089	1,411	2,804	9,874	13,510	1,119	3,382	9,009
Financial Markets Infrastructure	5,036	351	3,499	1,186	8,732	347	3,884	4,501
Securities Firms	4,113	952	1,692	1,469	4,211	1,059	1,913	1,239
All other(d)	147,900	113,699	3,963	30,238	137,238	105,135	3,548	28,555
Subtotal	829,519	402,898	56,523	370,098	815,882	383,790	64,078	368,014
Loans held-for-sale and loans at fair value	5,607	5,607	—	—	4,515	4,515	—	—
Receivables from customers and other(a)	26,139	—	—	—	17,440	—	—	—
Total wholesale-related	861,265	408,505	56,523	370,098	837,837	388,305	64,078	368,014
Total exposure(e)(f)	$2,004,974	$930,697	$56,523	$991,482	$1,951,555	$894,765	$64,078	$975,152	(h)

(a)
Receivables from customers primarily represent held-for-investment margin loans to brokerage customers (Prime Services in CIB, AWM and CCB) that are collateralized through assets maintained in the clients' brokerage accounts, as such no allowance is held against these receivables. These receivables are reported within accrued interest and accounts receivable on the Firm's Consolidated balance sheets.

(b)
The industry rankings presented in the table as of December 31, 2016, are based on the industry rankings of the corresponding exposures at December 31, 2017, not actual rankings of such exposures at December 31, 2016.

(c)
In addition to the credit risk exposure to states and municipal governments (both U.S. and non-U.S.) at December 31, 2017 and 2016, noted above, the Firm held: $9.8 billion and $9.1 billion, respectively, of trading securities; $32.3 billion and $31.6 billion, respectively, of AFS securities; and $14.4 billion and $14.5 billion, respectively, of HTM securities, issued by U.S. state and municipal governments. For further information, see Note 2 and Note 10.

(d)	All other includes: individuals; SPEs; and private education and civic organizations. For more information on exposures to SPEs, see Note 14.

(e)
Excludes cash placed with banks of $421.0 billion and $380.2 billion, at December 31, 2017 and 2016, respectively, which is predominantly placed with various central banks, primarily Federal Reserve Banks.

(f)
Credit exposure is net of risk participations and excludes the benefit of credit derivatives used in credit portfolio management activities held against derivative receivables or loans and liquid securities and other cash collateral held against derivative receivables.

(g)	Represents lending-related financial instruments.

(h)	The prior period amounts have been revised to conform with the current period presentation.

178	JPMorgan Chase & Co./2017 Annual Report

Note 5 – Derivative instruments
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
Credit derivatives are used to manage the counterparty credit risk associated with loans and lending-related commitments. Credit derivatives compensate the purchaser when the entity referenced in the contract experiences a credit event, such as bankruptcy or a failure to pay an obligation when due. Credit derivatives primarily consist of CDS. For a further discussion of credit derivatives, see the discussion in the Credit derivatives section on pages 189–191 of this Note.
For more information about risk management derivatives, see the risk management derivatives gains and losses table on page 189 of this Note, and the hedge accounting gains and losses tables on pages 187–189 of this Note.
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
Derivative clearing services
The Firm provides clearing services for clients in which the Firm acts as a clearing member at certain derivative exchanges and clearing houses. The Firm does not reflect the clients’ derivative contracts in its Consolidated Financial Statements. For further information on the Firm’s clearing services, see Note 27.
Accounting for derivatives
All free-standing derivatives that the Firm executes for its own account are required to be recorded on the Consolidated balance sheets at fair value.
As permitted under U.S. GAAP, the Firm nets derivative assets and liabilities, and the related cash collateral receivables and payables, when a legally enforceable master netting agreement exists between the Firm and the derivative counterparty. For further discussion of the offsetting of assets and liabilities, see Note 1. The accounting for changes in value of a derivative depends on whether or not the transaction has been designated and qualifies for hedge accounting. Derivatives that are not designated as hedges are reported and measured at fair value through earnings. The tabular disclosures on pages 183–189 of this Note provide additional information on the amount of, and reporting for, derivative assets, liabilities, gains and losses. For further discussion of derivatives embedded in structured notes, see Notes 2 and 3.

JPMorgan Chase & Co./2017 Annual Report	179

Notes to consolidated financial statements

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

180	JPMorgan Chase & Co./2017 Annual Report

The following table outlines the Firm’s primary uses of derivatives and the related hedge accounting designation or disclosure category.

Type of Derivative	Use of Derivative	Designation and disclosure	Affected segment or unit	Page reference
Manage specifically identified risk exposures in qualifying hedge accounting relationships:
• Interest rate	Hedge fixed rate assets and liabilities	Fair value hedge	Corporate	187
• Interest rate	Hedge floating-rate assets and liabilities	Cash flow hedge	Corporate	188
• Foreign exchange	Hedge foreign currency-denominated assets and liabilities	Fair value hedge	Corporate	187
• Foreign exchange	Hedge foreign currency-denominated forecasted revenue and expense	Cash flow hedge	Corporate	188
• Foreign exchange	Hedge the value of the Firm’s investments in non-U.S. dollar functional currency entities	Net investment hedge	Corporate	189
• Commodity	Hedge commodity inventory	Fair value hedge	CIB	187
Manage specifically identified risk exposures not designated in qualifying hedge accounting relationships:
• Interest rate	Manage the risk of the mortgage pipeline, warehouse loans and MSRs	Specified risk management	CCB	189
• Credit	Manage the credit risk of wholesale lending exposures	Specified risk management	CIB	189
• Commodity	Manage the risk of certain commodities-related contracts and investments	Specified risk management	CIB	189
• Interest rate and foreign exchange	Manage the risk of certain other specified assets and liabilities	Specified risk management	Corporate	189
Market-making derivatives and other activities:
• Various	Market-making and related risk management	Market-making and other	CIB	189
• Various	Other derivatives	Market-making and other	CIB, Corporate	189

JPMorgan Chase & Co./2017 Annual Report	181

Notes to consolidated financial statements

Notional amount of derivative contracts
The following table summarizes the notional amount of derivative contracts outstanding as of December 31, 2017 and 2016.

	Notional amounts(b)
December 31, (in billions)	2017	2016
Interest rate contracts
Swaps	$21,043	$22,000
Futures and forwards	4,904	5,289
Written options	3,576	3,091
Purchased options	3,987	3,482
Total interest rate contracts	33,510	33,862
Credit derivatives(a)	1,522	2,032
Foreign exchange contracts
Cross-currency swaps	3,953	3,359
Spot, futures and forwards	5,923	5,341
Written options	786	734
Purchased options	776	721
Total foreign exchange contracts	11,438	10,155
Equity contracts
Swaps	367	258
Futures and forwards	90	59
Written options	531	417
Purchased options	453	345
Total equity contracts	1,441	1,079
Commodity contracts
Swaps	116	102
Spot, futures and forwards	168	130
Written options	98	83
Purchased options	93	94
Total commodity contracts	475	409
Total derivative notional amounts	$48,386	$47,537

(a)	For more information on volumes and types of credit derivative contracts, see the Credit derivatives discussion on pages 189–191.

(b)	Represents the sum of gross long and gross short third-party notional derivative contracts.

While the notional amounts disclosed above give an indication of the volume of the Firm’s derivatives activity, the notional amounts significantly exceed, in the Firm’s view, the possible losses that could arise from such transactions. For most derivative transactions, the notional amount is not exchanged; it is used simply as a reference to calculate payments.

182	JPMorgan Chase & Co./2017 Annual Report

Impact of derivatives on the Consolidated balance sheets
The following table summarizes information on derivative receivables and payables (before and after netting adjustments) that are reflected on the Firm’s Consolidated balance sheets as of December 31, 2017 and 2016, by accounting designation (e.g., whether the derivatives were designated in qualifying hedge accounting relationships or not) and contract type.
Gross derivative balances as of December 31, 2017, reflect the Firm’s adoption of rulebook changes made by two CCPs, that require or allow the Firm to treat certain OTC-cleared derivative transactions with that CCP as settled each day. If such rulebook changes had been in effect as of December 31, 2016, the impact would have been a reduction in gross derivative receivables and payables of $227.1 billion and $224.7 billion, respectively, and a corresponding decrease in amounts netted, with no impact to the Consolidated balance sheets.

Free-standing derivative receivables and payables(a)
	Gross derivative receivables				Gross derivative payables
December 31, 2017 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables(b)	Not designated as hedges	Designated as hedges	Total derivative payables	Net derivative payables(b)
Trading assets and liabilities
Interest rate	$313,276	$2,716	$315,992	$24,673	$283,092	$1,344	$284,436	$7,129
Credit	23,205	—	23,205	869	23,252	—	23,252	1,299
Foreign exchange	159,740	491	160,231	16,151	154,601	1,221	155,822	12,473
Equity	40,040	—	40,040	7,882	45,395	—	45,395	9,192
Commodity	20,066	19	20,085	6,948	21,498	403	21,901	7,684
Total fair value of trading assets and liabilities	$556,327	$3,226	$559,553	$56,523	$527,838	$2,968	$530,806	$37,777

	Gross derivative receivables				Gross derivative payables
December 31, 2016 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables(b)	Not designated as hedges	Designated as hedges	Total derivative payables	Net derivative payables(b)
Trading assets and liabilities
Interest rate	$601,557	$4,406	$605,963	$28,302	$567,894	$2,884	$570,778	$10,815
Credit	29,645	—	29,645	1,294	28,666	—	28,666	1,411
Foreign exchange	232,137	1,289	233,426	23,271	233,823	1,148	234,971	20,508
Equity	34,940	—	34,940	4,939	38,362	—	38,362	8,140
Commodity	18,505	137	18,642	6,272	20,283	179	20,462	8,357
Total fair value of trading assets and liabilities	$916,784	$5,832	$922,616	$64,078	$889,028	$4,211	$893,239	$49,231

(a)	Balances exclude structured notes for which the fair value option has been elected. See Note 3 for further information.

(b)
As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral receivables and payables when a legally enforceable master netting agreement exists.

JPMorgan Chase & Co./2017 Annual Report	183

Notes to consolidated financial statements

Derivatives netting
The following tables present, as of December 31, 2017 and 2016, gross and net derivative receivables and payables by contract and settlement type. Derivative receivables and payables, as well as the related cash collateral from the same counterparty, have been netted on the Consolidated balance sheets where the Firm has obtained an appropriate legal opinion with respect to the master netting agreement. Where such a legal opinion has not been either sought or obtained, amounts are not eligible for netting on the Consolidated balance sheets, and those derivative receivables and payables are shown separately in the tables below.
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

	2017				2016
December 31, (in millions)	Gross derivative receivables	Amounts netted on the Consolidated balance sheets		Net derivative receivables	Gross derivative receivables	Amounts netted on the Consolidated balance sheets		Net derivative receivables
U.S. GAAP nettable derivative receivables
Interest rate contracts:
Over-the-counter (“OTC”)	$305,569	$(284,917)		$20,652	$365,227	$(342,173)		$23,054
OTC–cleared	6,531	(6,318)		213	235,399	(235,261)		138
Exchange-traded(a)	185	(84)		101	241	(227)		14
Total interest rate contracts	312,285	(291,319)		20,966	600,867	(577,661)		23,206
Credit contracts:
OTC	15,390	(15,165)		225	23,130	(22,612)		518
OTC–cleared	7,225	(7,170)		55	5,746	(5,739)		7
Total credit contracts	22,615	(22,335)		280	28,876	(28,351)		525
Foreign exchange contracts:
OTC	155,289	(142,420)		12,869	226,271	(208,962)		17,309
OTC–cleared	1,696	(1,654)		42	1,238	(1,165)		73
Exchange-traded(a)	141	(7)		134	104	(27)		77
Total foreign exchange contracts	157,126	(144,081)		13,045	227,613	(210,154)		17,459
Equity contracts:
OTC	22,024	(19,917)		2,107	20,868	(20,570)		298
Exchange-traded(a)	14,188	(12,241)		1,947	11,439	(9,431)		2,008
Total equity contracts	36,212	(32,158)		4,054	32,307	(30,001)		2,306
Commodity contracts:
OTC	10,903	(4,436)		6,467	11,571	(5,605)		5,966
Exchange-traded(a)	8,854	(8,701)		153	6,794	(6,766)		28
Total commodity contracts	19,757	(13,137)		6,620	18,365	(12,371)		5,994
Derivative receivables with appropriate legal opinion	547,995	(503,030)	(b)	44,965	908,028	(858,538)	(b)	49,490
Derivative receivables where an appropriate legal opinion has not been either sought or obtained	11,558			11,558	14,588			14,588
Total derivative receivables recognized on the Consolidated balance sheets	$559,553			$56,523	$922,616			$64,078
Collateral not nettable on the Consolidated balance sheets(c)(d)				(13,363)				(18,638)
Net amounts				$43,160				$45,440

184	JPMorgan Chase & Co./2017 Annual Report

	2017				2016
December 31, (in millions)	Gross derivative payables	Amounts netted on the Consolidated balance sheets		Net derivative payables	Gross derivative payables	Amounts netted on the Consolidated balance sheets		Net derivative payables
U.S. GAAP nettable derivative payables
Interest rate contracts:
OTC	$276,960	$(271,294)		$5,666	$338,502	$(329,325)		$9,177
OTC–cleared	6,004	(5,928)		76	230,464	(230,463)		1
Exchange-traded(a)	127	(84)		43	196	(175)		21
Total interest rate contracts	283,091	(277,306)		5,785	569,162	(559,963)		9,199
Credit contracts:
OTC	16,194	(15,170)		1,024	22,366	(21,614)		752
OTC–cleared	6,801	(6,784)		17	5,641	(5,641)		—
Total credit contracts	22,995	(21,954)		1,041	28,007	(27,255)		752
Foreign exchange contracts:
OTC	150,966	(141,789)		9,177	228,300	(213,296)		15,004
OTC–cleared	1,555	(1,553)		2	1,158	(1,158)		—
Exchange-traded(a)	98	(7)		91	328	(9)		319
Total foreign exchange contracts	152,619	(143,349)		9,270	229,786	(214,463)		15,323
Equity contracts:
OTC	28,193	(23,969)		4,224	24,688	(20,808)		3,880
Exchange-traded(a)	12,720	(12,234)		486	10,004	(9,414)		590
Total equity contracts	40,913	(36,203)		4,710	34,692	(30,222)		4,470
Commodity contracts:
OTC	12,645	(5,508)		7,137	12,885	(5,252)		7,633
Exchange-traded(a)	8,870	(8,709)		161	7,099	(6,853)		246
Total commodity contracts	21,515	(14,217)		7,298	19,984	(12,105)		7,879
Derivative payables with appropriate legal opinion	521,133	(493,029)	(b)	28,104	881,631	(844,008)	(b)	37,623
Derivative payables where an appropriate legal opinion has not been either sought or obtained	9,673			9,673	11,608			11,608
Total derivative payables recognized on the Consolidated balance sheets	$530,806			$37,777	$893,239			$49,231
Collateral not nettable on the Consolidated balance sheets(c)(d)				(4,180)				(8,925)
Net amounts				$33,597				$40,306

(a)	Exchange-traded derivative balances that relate to futures contracts are settled daily.

(b)
Net derivatives receivable included cash collateral netted of $55.5 billion and $71.9 billion at December 31, 2017 and 2016, respectively. Net derivatives payable included cash collateral netted of $45.5 billion and $57.3 billion related to OTC and OTC-cleared derivatives at December 31, 2017 and 2016, respectively.

(c)
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

(d)	Derivative collateral relates only to OTC and OTC-cleared derivative instruments.

JPMorgan Chase & Co./2017 Annual Report	185

Notes to consolidated financial statements

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
While derivative receivables expose the Firm to credit risk, derivative payables expose the Firm to liquidity risk, as the derivative contracts typically require the Firm to post cash or securities collateral with counterparties as the fair value of the contracts moves in the counterparties’ favor or upon specified downgrades in the Firm’s and its subsidiaries’ respective credit ratings. Certain derivative contracts also provide for termination of the contract, generally upon a downgrade of either the Firm or the counterparty, at the fair value of the derivative contracts. The following table shows the aggregate fair value of net derivative payables related to OTC and OTC-cleared derivatives that contain contingent collateral or termination features that may be triggered upon a ratings downgrade, and the associated collateral the Firm has posted in the normal course of business, at December 31, 2017 and 2016.

OTC and OTC-cleared derivative payables containing downgrade triggers
December 31, (in millions)	2017	2016
Aggregate fair value of net derivative payables	$11,916	$21,550
Collateral posted	9,973	19,383

The following table shows the impact of a single-notch and two-notch downgrade of the long-term issuer ratings of JPMorgan Chase & Co. and its subsidiaries, predominantly JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank, N.A.”), at December 31, 2017 and 2016, related to OTC and OTC-cleared derivative contracts with contingent collateral or termination features that may be triggered upon a ratings downgrade. Derivatives contracts generally require additional collateral to be posted or terminations to be triggered when the predefined threshold rating is breached. A downgrade by a single rating agency that does not result in a rating lower than a preexisting corresponding rating provided by another major rating agency will generally not result in additional collateral (except in certain instances in which additional initial margin may be required upon a ratings downgrade), nor in termination payments requirements. The liquidity impact in the table is calculated based upon a downgrade below the lowest current rating of the rating agencies referred to in the derivative contract.

Liquidity impact of downgrade triggers on OTC and OTC-cleared derivatives
	2017		2016
December 31, (in millions)	Single-notch downgrade	Two-notch downgrade	Single-notch downgrade	Two-notch downgrade
Amount of additional collateral to be posted upon downgrade(a)	$79	$1,989	$560	$2,497
Amount required to settle contracts with termination triggers upon downgrade(b)	320	650	606	1,049

(a)	Includes the additional collateral to be posted for initial margin.

(b)	Amounts represent fair values of derivative payables, and do not reflect collateral posted.

Derivatives executed in contemplation of a sale of the underlying financial asset
In certain instances the Firm enters into transactions in which it transfers financial assets but maintains the economic exposure to the transferred assets by entering into a derivative with the same counterparty in contemplation of the initial transfer. The Firm generally accounts for such transfers as collateralized financing transactions as described in Note 11, but in limited circumstances they may qualify to be accounted for as a sale and a derivative under U.S. GAAP. There were no such transfers accounted for as a sale where the associated derivative was outstanding at December 31, 2017, and such transfers at December 31, 2016 were not material.

186	JPMorgan Chase & Co./2017 Annual Report

Impact of derivatives on the Consolidated statements of income
The following tables provide information related to gains and losses recorded on derivatives based on their hedge accounting designation or purpose.
Fair value hedge gains and losses
The following tables present derivative instruments, by contract type, used in fair value hedge accounting relationships, as well as pre-tax gains/(losses) recorded on such derivatives and the related hedged items for the years ended December 31, 2017, 2016 and 2015, respectively. The Firm includes gains/(losses) on the hedging derivative and the related hedged item in the same line item in the Consolidated statements of income.

	Gains/(losses) recorded in income			Income statement impact due to:
Year ended December 31, 2017 (in millions)	Derivatives	Hedged items	Total income statement impact	Hedge ineffectiveness(e)	Excluded components(f)
Contract type
Interest rate(a)(b)	$(481)	$1,359	$878	$(18)	$896
Foreign exchange(c)	(3,509)	3,507	(2)	—	(2)
Commodity(d)	(1,275)	1,348	73	29	44
Total	$(5,265)	$6,214	$949	$11	$938

	Gains/(losses) recorded in income			Income statement impact due to:
Year ended December 31, 2016 (in millions)	Derivatives	Hedged items	Total income statement impact	Hedge ineffectiveness(e)	Excluded components(f)
Contract type
Interest rate(a)(b)	$(482)	$1,338	$856	$6	$850
Foreign exchange(c)	2,435	(2,261)	174	—	174
Commodity(d)	(536)	586	50	(9)	59
Total	$1,417	$(337)	$1,080	$(3)	$1,083

	Gains/(losses) recorded in income			Income statement impact due to:
Year ended December 31, 2015 (in millions)	Derivatives	Hedged items	Total income statement impact	Hedge ineffectiveness(e)	Excluded components(f)
Contract type
Interest rate(a)(b)	$38	$911	$949	$3	$946
Foreign exchange(c)	6,030	(6,006)	24	—	24
Commodity(d)	1,153	(1,142)	11	(13)	24
Total	$7,221	$(6,237)	$984	$(10)	$994

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

JPMorgan Chase & Co./2017 Annual Report	187

Notes to consolidated financial statements

Cash flow hedge gains and losses
The following tables present derivative instruments, by contract type, used in cash flow hedge accounting relationships, and the pre-tax gains/(losses) recorded on such derivatives, for the years ended December 31, 2017, 2016 and 2015, respectively. The Firm includes the gain/(loss) on the hedging derivative and the change in cash flows on the hedged item in the same line item in the Consolidated statements of income.

	Gains/(losses) recorded in income and other comprehensive income/(loss)
Year ended December 31, 2017 (in millions)	Derivatives – effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income(c)	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(17)	$—	$(17)	$12	$29
Foreign exchange(b)	(117)	—	(117)	135	252
Total	$(134)	$—	$(134)	$147	$281

	Gains/(losses) recorded in income and other comprehensive income/(loss)
Year ended December 31, 2016 (in millions)	Derivatives – effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income(c)	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(74)	$—	$(74)	$(55)	$19
Foreign exchange(b)	(286)	—	(286)	(395)	(109)
Total	$(360)	$—	$(360)	$(450)	$(90)

	Gains/(losses) recorded in income and other comprehensive income/(loss)
Year ended December 31, 2015 (in millions)	Derivatives – effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income(c)	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(99)	$—	$(99)	$(44)	$55
Foreign exchange(b)	(81)	—	(81)	(53)	28
Total	$(180)	$—	$(180)	$(97)	$83

(a)	Primarily consists of benchmark interest rate hedges of LIBOR-indexed floating-rate assets and floating-rate liabilities. Gains and losses were recorded in net interest income.

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

The Firm did not experience any forecasted transactions that failed to occur for the years ended 2017 and 2016. In 2015, the Firm reclassified approximately $150 million of net losses from AOCI to other income because the Firm determined that it was probable that the forecasted interest payment cash flows would not occur as a result of the planned reduction in wholesale non-operating deposits.
Over the next 12 months, the Firm expects that approximately $96 million (after-tax) of net gains recorded in AOCI at December 31, 2017, related to cash flow hedges will be recognized in income. For terminated cash flow hedges, the maximum length of time over which forecasted transactions are remaining is approximately five years. For open cash flow hedges, the maximum length of time over which forecasted transactions are hedged is approximately seven years. The Firm’s longer-dated forecasted transactions relate to core lending and borrowing activities.

188	JPMorgan Chase & Co./2017 Annual Report

Net investment hedge gains and losses
The following table presents hedging instruments, by contract type, that were used in net investment hedge accounting relationships, and the pre-tax gains/(losses) recorded on such instruments for the years ended December 31, 2017, 2016 and 2015.

	Gains/(losses) recorded in income and other comprehensive income/(loss)
	2017		2016		2015
Year ended December 31, (in millions)	Excluded components recorded directly in income(a)	Effective portion recorded in OCI	Excluded components recorded directly in income(a)	Effective portion recorded in OCI	Excluded components recorded directly in income(a)	Effective portion recorded in OCI
Foreign exchange derivatives	$(172)	$(1,294)	$(282)	$262	$(379)	$1,885

(a)
Certain components of hedging derivatives are permitted to be excluded from the assessment of hedge effectiveness, such as forward points on foreign exchange forward contracts. Amounts related to excluded components are recorded in other income. The Firm measures the ineffectiveness of net investment hedge accounting relationships based on changes in spot foreign currency rates and, therefore, there was no significant ineffectiveness for net investment hedge accounting relationships during 2017, 2016 and 2015.

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

	Derivatives gains/(losses) recorded in income
Year ended December 31, (in millions)	2017	2016	2015
Contract type
Interest rate(a)	$331	$1,174	$853
Credit(b)	(74)	(282)	70
Foreign exchange(c)	(33)	27	25
Commodity(d)	—	—	(12)
Total	$224	$919	$936

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

JPMorgan Chase & Co./2017 Annual Report	189

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
The following tables present a summary of the notional amounts of credit derivatives and credit-related notes the Firm sold and purchased as of December 31, 2017 and 2016. Upon a credit event, the Firm as a seller of protection would typically pay out only a percentage of the full notional amount of net protection sold, as the amount actually required to be paid on the contracts takes into account the recovery value of the reference obligation at the time of settlement. The Firm manages the credit risk on contracts to sell protection by purchasing protection with identical or similar underlying reference entities. Other purchased protection referenced in the following tables includes credit derivatives bought on related, but not identical, reference positions (including indices, portfolio coverage and other reference points) as well as protection purchased through credit-related notes.

190	JPMorgan Chase & Co./2017 Annual Report

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
Total credit derivatives and credit-related notes

	Maximum payout/Notional amount
	Protection sold	Protection purchased with identical underlyings(b)	Net protection (sold)/purchased(c)	Other protection purchased(d)
December 31, 2017 (in millions)
Credit derivatives
Credit default swaps	$(690,224)	$702,098	$11,874	$5,045
Other credit derivatives(a)	(54,157)	59,158	5,001	11,747
Total credit derivatives	(744,381)	761,256	16,875	16,792
Credit-related notes	(18)	—	(18)	7,915
Total	$(744,399)	$761,256	$16,857	$24,707

	Maximum payout/Notional amount
	Protection sold	Protection purchased with identical underlyings(b)	Net protection (sold)/purchased(c)	Other protection purchased(d)
December 31, 2016 (in millions)
Credit derivatives
Credit default swaps	$(961,003)	$974,252	$13,249	$7,935
Other credit derivatives(a)	(36,829)	31,859	(4,970)	19,991
Total credit derivatives	(997,832)	1,006,111	8,279	27,926
Credit-related notes	(41)	—	(41)	4,505
Total	$(997,873)	$1,006,111	$8,238	$32,431

(a)	Other credit derivatives largely consists of credit swap options.

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

The following tables summarize the notional amounts by the ratings, maturity profile, and total fair value, of credit derivatives and credit-related notes as of December 31, 2017 and 2016, where JPMorgan Chase is the seller of protection. The maturity profile is based on the remaining contractual maturity of the credit derivative contracts. The ratings profile is based on the rating of the reference entity on which the credit derivative contract is based. The ratings and maturity profile of credit derivatives and credit-related notes where JPMorgan Chase is the purchaser of protection are comparable to the profile reflected below.

Protection sold – credit derivatives and credit-related notes ratings(a)/maturity profile
December 31, 2017 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)	Fair value of payables(b)	Net fair value
Risk rating of reference entity
Investment-grade	$(159,286)	$(319,726)	$(39,429)	$(518,441)	$8,516	$(1,134)	$7,382
Noninvestment-grade	(73,394)	(134,125)	(18,439)	(225,958)	7,407	(5,313)	2,094
Total	$(232,680)	$(453,851)	$(57,868)	$(744,399)	$15,923	$(6,447)	$9,476

December 31, 2016 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)	Fair value of payables(b)	Net fair value
Risk rating of reference entity
Investment-grade	$(273,688)	$(383,586)	$(39,281)	$(696,555)	$7,841	$(3,055)	$4,786
Noninvestment-grade	(107,955)	(170,046)	(23,317)	(301,318)	8,184	(8,570)	(386)
Total	$(381,643)	$(553,632)	$(62,598)	$(997,873)	$16,025	$(11,625)	$4,400

(a)	The ratings scale is primarily based on external credit ratings defined by S&P and Moody’s.

(b)	Amounts are shown on a gross basis, before the benefit of legally enforceable master netting agreements and cash collateral received by the Firm.

JPMorgan Chase & Co./2017 Annual Report	191

Notes to consolidated financial statements

Note 6 – Noninterest revenue and noninterest expense
Investment banking fees
This revenue category includes debt and equity underwriting and advisory fees. As an underwriter, the Firm helps clients raise capital via public offering and private placement of various types of debt instruments and equity securities. Underwriting fees are primarily based on the issuance price and quantity of the underlying instruments, and are recognized as revenue typically upon execution of the client’s transaction. The Firm also manages and syndicates loan arrangements. Credit arrangement and syndication fees, included within debt underwriting fees, are recorded as revenue after satisfying certain retention, timing and yield criteria.
The Firm also provides advisory services, assisting its clients with mergers and acquisitions, divestitures, restructuring and other complex transactions. Advisory fees are recognized as revenue typically upon execution of the client’s transaction.

Year ended December 31, (in millions)	2017	2016	2015
Underwriting
Equity	$1,394	$1,146	$1,408
Debt	3,710	3,207	3,232
Total underwriting	5,104	4,353	4,640
Advisory	2,144	2,095	2,111
Total investment banking fees	$7,248	$6,448	$6,751
Investment banking fees are earned primarily by CIB. See Note 31 for segment results.
Principal transactions
Principal transactions revenue is driven by many factors, including the bid-offer spread, which is the difference between the price at which the Firm is willing to buy a financial or other instrument and the price at which the Firm is willing to sell that instrument. It also consists of the realized (as a result of the sale of instruments, closing out or termination of transactions, or interim cash payments) and unrealized (as a result of changes in valuation) gains and losses on financial and other instruments (including those accounted for under the fair value option) primarily used in client-driven market-making activities and on private equity investments. In connection with its client-driven market-making activities, the Firm transacts in debt and equity instruments, derivatives and commodities (including physical commodities inventories and financial instruments that reference commodities).
Principal transactions revenue also includes certain realized and unrealized gains and losses related to hedge accounting and specified risk-management activities, including: (a) certain derivatives designated in qualifying hedge accounting relationships (primarily fair value hedges of commodity and foreign exchange risk), (b) certain derivatives used for specific risk management purposes, primarily to mitigate credit risk, foreign exchange risk and commodity risk, and (c) other derivatives. For further information on the income statement classification of gains and losses from derivatives activities, see Note 5.

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

Year ended December 31, (in millions)	2017	2016	2015
Trading revenue by instrument type
Interest rate	$2,479	$2,325	$1,933
Credit	1,329	2,096	1,735
Foreign exchange	2,746	2,827	2,557
Equity	3,873	2,994	2,990
Commodity	661	1,067	842
Total trading revenue	11,088	11,309	10,057
Private equity gains	259	257	351
Principal transactions	$11,347	$11,566	$10,408
Principal transactions revenue is earned primarily by CIB. See Note 31 for segment results.
Lending- and deposit-related fees
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

Year ended December 31, (in millions)	2017	2016	2015
Lending-related fees	$1,110	$1,114	$1,148
Deposit-related fees	4,823	4,660	4,546
Total lending- and deposit-related fees	$5,933	$5,774	$5,694
Lending- and deposit-related fees are earned by CCB, CIB, CB, and AWM. See Note 31 for segment results.

192	JPMorgan Chase & Co./2017 Annual Report

Asset management, administration and commissions
This revenue category includes fees from investment management and related services, custody, brokerage services and other products. The Firm manages assets on behalf of its clients, including investors in Firm-sponsored funds and owners of separately managed investment accounts. Management fees are typically based on the value of assets under management and are collected and recognized at the end of each period over which the management services are provided and the value of the managed assets is known. The Firm also receives performance-based management fees, which are earned based on exceeding certain benchmarks or other performance targets and are accrued and recognized when the probability of reversal is remote, typically at the end of the related billing period. The Firm has contractual arrangements with third parties to provide distribution and other services in connection with its asset management activities. Amounts paid to third-party service providers are recorded in professional and outside services expense.

Year ended December 31, (in millions)	2017	2016	2015
Asset management fees
Investment management fees	$9,526	$8,865	$9,403
All other asset management fees(a)	294	336	352
Total asset management fees	9,820	9,201	9,755

Total administration fees(b)	2,029	1,915	2,015

Commissions and other fees
Brokerage commissions(c)	2,239	2,151	2,304
All other commissions and fees	1,289	1,324	1,435
Total commissions and fees	3,528	3,475	3,739
Total asset management, administration and commissions	$15,377	$14,591	$15,509

(a)
The Firm receives other asset management fees for services that are ancillary to investment management services, including commissions earned on sales or distribution of mutual funds to clients. These fees are recorded as revenue at the time the service is rendered or, in the case of certain distribution fees based on the underlying fund’s asset value and/or investor redemption, recorded over time as the investor remains in the fund or upon investor redemption.

(b)
The Firm receives administrative fees predominantly from custody, securities lending, fund services and securities clearance fees. These fees are recorded as revenue over the period in which the related service is provided.

(c)
The Firm acts as a broker, facilitating its clients’ purchase and sale of securities and other financial instruments. It collects and recognizes brokerage commissions as revenue upon occurrence of the client transaction. The Firm reports certain costs paid to third-party clearing houses and exchanges net against commission revenue.

Asset management, administration and commissions are earned primarily by AWM, CIB, CCB, and CB. See Note 31 for segment results.

Mortgage fees and related income
This revenue category primarily reflects CCB’s Home Lending production and servicing revenue, including fees and income derived from mortgages originated with the intent to sell; mortgage sales and servicing including losses related to the repurchase of previously sold loans; the impact of risk-management activities associated with the mortgage pipeline, warehouse loans and MSRs; and revenue related to any residual interests held from mortgage securitizations. This revenue category also includes gains and losses on sales and lower of cost or fair value adjustments for mortgage loans held-for-sale, as well as changes in fair value for mortgage loans originated with the intent to sell and measured at fair value under the fair value option. Changes in the fair value of MSRs are reported in mortgage fees and related income. For a further discussion of MSRs, see Note 15. Net interest income from mortgage loans is recorded in interest income.
Card income
This revenue category includes interchange income from credit and debit cards and fees earned from processing card transactions for merchants, both of which are recognized when purchases are made by a cardholder. Card income also includes annual and other lending fees and costs, which are deferred and recognized on a straight-line basis over a 12-month period.
Certain Chase credit card products offer the cardholder the ability to earn points based on account activity, which the cardholder can choose to redeem for cash and non-cash rewards. The cost to the Firm related to these proprietary rewards programs varies based on multiple factors including the terms and conditions of the rewards programs, cardholder activity, cardholder reward redemption rates and cardholder reward selections. The Firm maintains a liability for its obligations under its rewards programs and reports the current-period cost as a reduction of card income.
Credit card revenue sharing agreements
The Firm has contractual agreements with numerous co-brand partners that grant the Firm exclusive rights to issue co-branded credit card products and market them to the customers of such partners. These partners endorse the co-brand credit card programs and provide their customer or member lists to the Firm. The partners may also conduct marketing activities and provide rewards redeemable under their own loyalty programs that the Firm will grant to co-brand credit cardholders based on account activity. The terms of these agreements generally range from five to ten years.

JPMorgan Chase & Co./2017 Annual Report	193

Notes to consolidated financial statements

The Firm typically makes payments to the co-brand credit card partners based on the cost of partners' marketing activities and loyalty program rewards provided to credit cardholders, new account originations and sales volumes. Payments to partners based on marketing efforts undertaken by the partners are expensed by the Firm as incurred and reported as noninterest expense. Payments for partner rewards are reported as a reduction of card income when incurred. Payments to partners based on new credit card account originations are accounted for as direct loan origination costs and are deferred and recognized as a reduction of card income on a straight-line basis over a 12-month period. Payments to partners based on sales volumes are reported as a reduction of card income when the related interchange income is earned.
Card income is earned primarily by CCB and CB. See Note 31 for segment results.

Other income
Other income on the Firm’s Consolidated statements of income included the following:

Year ended December 31, (in millions)	2017	2016	2015
Operating lease income	$3,613	$2,724	$2,081
Operating lease income is recognized on a straight–line basis over the lease term.
Noninterest expense
Other expense
Other expense on the Firm’s Consolidated statements of income included the following:

Year ended December 31, (in millions)	2017	2016	2015
Legal expense/(benefit)	$(35)	$(317)	$2,969
FDIC-related expense	1,492	1,296	1,227

194	JPMorgan Chase & Co./2017 Annual Report

Note 7 – Interest income and Interest expense
Interest income and interest expense are recorded in the Consolidated statements of income and classified based on the nature of the underlying asset or liability.
The following table presents the components of interest income and interest expense:

Year ended December 31, (in millions)	2017	2016	2015
Interest Income
Loans	$41,008	$36,634	$33,134
Taxable securities	5,535	5,538	6,550
Non-taxable securities(a)	1,847	1,766	1,706
Total securities	7,382	7,304	8,256
Trading assets	7,610	7,292	6,621
Federal funds sold and securities purchased under resale agreements	2,327	2,265	1,592
Securities borrowed(b)	(37)	(332)	(532)
Deposits with banks	4,219	1,863	1,250
All other interest-earning assets(c)	1,863	875	652
Total interest income	$64,372	$55,901	$50,973
Interest expense
Interest bearing deposits	$2,857	$1,356	$1,252
Federal funds purchased and securities loaned or sold under repurchase agreements	1,611	1,089	609
Short-term borrowings(d)	481	203	175
Trading liabilities - debt and all other interest-bearing liabilities(e)	2,070	1,102	557
Long-term debt	6,753	5,564	4,435
Beneficial interest issued by consolidated VIEs	503	504	435
Total interest expense	$14,275	$9,818	$7,463
Net interest income	$50,097	$46,083	$43,510
Provision for credit losses	5,290	5,361	3,827
Net interest income after provision for credit losses	$44,807	$40,722	$39,683

(a)	Represents securities that are tax-exempt for U.S. federal income tax purposes.

(b)
Negative interest income is related to client-driven demand for certain securities combined with the impact of low interest rates. This is matched book activity and the negative interest expense on the corresponding securities loaned is recognized in interest expense.

(c)	Includes held-for-investment margin loans, which are classified in accrued interest and accounts receivable, and all other interest-earning assets included in other assets.

(d)	Includes commercial paper.

(e)	Other interest-bearing liabilities include brokerage customer payables.

Interest income and interest expense includes the current-period interest accruals for financial instruments measured at fair value, except for derivatives and financial instruments containing embedded derivatives that would be separately accounted for in accordance with U.S. GAAP, absent the fair value option election; for those instruments, all changes in fair value including any interest elements, are reported in principal transactions revenue. For financial instruments that are not measured at fair value, the related interest is included within interest income or interest expense, as applicable. For further information on accounting for interest income and interest expense related to loans, securities, securities financing (i.e. securities purchased or sold under resale or repurchase agreements; securities borrowed; and securities loaned) and long-term debt, see Notes 12, 10, 11 and 19, respectively.

Note 8 – Pension and other postretirement employee benefit plans
The Firm has various defined benefit pension plans and OPEB plans that provide benefits to its employees. The Firm has a qualified noncontributory U.S. defined benefit pension plan that provides benefits to substantially all U.S. employees. The Firm also has defined benefit pension plans that are offered in certain non-U.S. locations based on factors such as eligible compensation, age and/or years of service. It is the Firm’s policy to fund the pension plans in amounts sufficient to meet the requirements under applicable laws. The Firm does not anticipate at this time any contribution to the U.S. defined benefit pension plan in 2018. The 2018 contributions to the non-U.S. defined benefit pension plans are expected to be $46 million of which $30 million are contractually required.
The Firm also has a number of nonqualified noncontributory defined benefit pension plans that are unfunded. These plans provide supplemental defined pension benefits to certain employees.
The Firm currently provides two qualified defined contribution plans in the U.S. and maintains other similar arrangements in certain non-U.S. locations.
The Firm offers postretirement medical and life insurance benefits to certain U.S. retirees and postretirement medical benefits to qualifying U.S. and U.K. employees.
The Firm defrays the cost of its U.S. OPEB obligation through corporate-owned life insurance (“COLI”) purchased on the lives of eligible employees and retirees. While the Firm owns the COLI policies, COLI proceeds (death benefits, withdrawals and other distributions) may be used only to reimburse the Firm for its net postretirement benefit claim payments and related administrative expense. The Firm has generally funded its postretirement benefit obligations through contributions to the relevant trust on a pay-as-you go basis. On December 21, 2017, the Firm contributed $600 million of cash to the trust as a prefunding of a portion of its postretirement benefit obligations. The U.K. OPEB plan is unfunded.
Pension and OPEB accounting generally requires that the difference between plan assets at fair value and the benefit obligation be measured and recorded on the balance sheet. Plans that are overfunded (excess of plan assets over benefit obligation) are recorded in other assets and plans that are underfunded (excess benefit obligation over plan assets) are recorded within other liabilities. Gains or losses resulting from changes in the benefit obligation and the value of plan assets are recorded in other comprehensive income (“OCI”) and recognized as part of the net periodic

JPMorgan Chase & Co./2017 Annual Report	195

Notes to consolidated financial statements

benefit cost over subsequent periods as discussed in the Gains and losses section of this Note. Additionally, service cost, interest cost, and investment returns that would otherwise be classified separately are aggregated and reported net within compensation expense.
The following table presents the changes in benefit obligations, plan assets, the net funded status, and the pretax pension and OPEB amounts recorded in AOCI on the Consolidated balance sheets for the Firm’s defined benefit pension and OPEB plans, and the weighted-average actuarial annualized assumptions for the projected and accumulated postretirement benefit obligations.

As of or for the year ended December 31,	Defined benefit pension plans		OPEB plans(f)
(in millions)	2017	2016	2017	2016
Change in benefit obligation
Benefit obligation, beginning of year	$(15,594)	$(15,259)	$(708)	$(744)
Benefits earned during the year	(330)	(332)	—	—
Interest cost on benefit obligations	(598)	(629)	(28)	(31)
Employee contributions	(7)	(7)	(16)	(19)
Net gain/(loss)	(721)	(743)	(4)	4
Benefits paid	841	851	76	76
Plan settlements	30	21	—	—
Expected Medicare Part D subsidy receipts	NA	NA	(1)	—
Foreign exchange impact and other	(321)	504	(3)	6
Benefit obligation, end of year(a)	$(16,700)	$(15,594)	$(684)	$(708)
Change in plan assets
Fair value of plan assets, beginning of year	$17,703	$17,636	$1,956	$1,855
Actual return on plan assets	2,356	1,375	233	131
Firm contributions	78	86	602	2
Employee contributions	7	7	—	—
Benefits paid	(841)	(851)	(34)	(32)
Plan settlements	(30)	(21)	—	—
Foreign exchange impact and other	330	(529)	—	—
Fair value of plan assets, end of year (a)(b)(c)	$19,603	$17,703	$2,757	$1,956
Net funded status (d)	$2,903	$2,109	$2,073	$1,248
Accumulated benefit obligation, end of year	$(16,530)	$(15,421)	NA	NA
Pretax pension and OPEB amounts recorded in AOCI
Net gain/(loss)	$(2,800)	$(3,667)	$271	$138
Prior service credit/(loss)	6	42	—	—
Accumulated other comprehensive income/(loss), pretax, end of year	$(2,794)	$(3,625)	$271	$138
Weighted-average actuarial assumptions used to determine benefit obligations
Discount Rate (e)	0.60 - 3.70%	0.60 - 4.30%	3.70%	4.20%
Rate of compensation increase (e)	2.25 – 3.00	2.25 – 3.00	NA	NA
Health care cost trend rate:
Assumed for next year	NA	NA	5.00	5.00
Ultimate	NA	NA	5.00	5.00
Year when rate will reach ultimate	NA	NA	2018	2017

(a)	At December 31, 2017 and 2016, included non-U.S. benefit obligations of $(3.8) billion and $(3.4) billion, and plan assets of $3.9 billion and $3.4 billion, respectively, predominantly in the U.K.

(b)
At December 31, 2017 and 2016, approximately $302 million and $390 million, respectively, of U.S. defined benefit pension plan assets included participation rights under participating annuity contracts.

(c)
At December 31, 2017 and 2016, defined benefit pension plan amounts that were not measured at fair value included $377 million and $130 million, respectively, of accrued receivables, and $587 million and $224 million, respectively, of accrued liabilities, for U.S. plans.

(d)
Represents plans with an aggregate overfunded balance of $5.6 billion and $4.0 billion at December 31, 2017 and 2016, respectively, and plans with an aggregate underfunded balance of $612 million and $639 million at December 31, 2017 and 2016, respectively.

(e)	For the U.S. defined benefit pension plans, the discount rate assumption is 3.70% and 4.30%, and the rate of compensation increase is 2.30% and 2.30%, for 2017 and 2016 respectively.

(f)	Includes an unfunded postretirement benefit obligation of $32 million and $35 million at December 31, 2017 and 2016, respectively, for the U.K. plan.

196	JPMorgan Chase & Co./2017 Annual Report

Gains and losses
For the Firm’s defined benefit pension plans, fair value is used to determine the expected return on plan assets. Amortization of net gains and losses is included in annual net periodic benefit cost if, as of the beginning of the year, the net gain or loss exceeds 10% of the greater of the PBO or the fair value of the plan assets. Any excess is amortized over the average future service period of defined benefit pension plan participants, which for the U.S. defined benefit pension plan is currently eight years and for the non-U.S. defined benefit pension plans is the period appropriate for the affected plan. In addition, prior service costs are amortized over the average remaining service period of active employees expected to receive benefits under the plan when the prior service cost is first recognized. The average remaining amortization period for the U.S. defined benefit pension plan for current prior service costs is three years.

For the Firm’s OPEB plans, a calculated value that recognizes changes in fair value over a five-year period is used to determine the expected return on plan assets. This value is referred to as the market-related value of assets. Amortization of net gains and losses, adjusted for gains and losses not yet recognized, is included in annual net periodic benefit cost if, as of the beginning of the year, the net gain or loss exceeds 10% of the greater of the accumulated postretirement benefit obligation or the market-related value of assets. Any excess net gain or loss is amortized over the average expected lifetime of retired participants, which is currently eleven years; however, prior service costs resulting from plan changes are amortized over the average years of service remaining to full eligibility age, which is currently two years.
The following table presents the components of net periodic benefit costs reported in the Consolidated statements of income for the Firm’s defined benefit pension, defined contribution and OPEB plans, and in other comprehensive income for the defined benefit pension and OPEB plans, and the weighted-average annualized actuarial assumptions for the net periodic benefit cost.

	Pension plans			OPEB plans
Year ended December 31, (in millions)	2017	2016	2015	2017	2016	2015
Components of net periodic benefit cost
Benefits earned during the year	$330	$332	$377	$—	$—	$1
Interest cost on benefit obligations	598	629	610	28	31	31
Expected return on plan assets	(968)	(1,030)	(1,079)	(97)	(105)	(106)
Amortization:
Net (gain)/loss	250	257	282	—	—	—
Prior service cost/(credit)	(36)	(36)	(36)	—	—	—
Special termination benefits	—	—	1	—	—	—
Settlement loss	2	4	—	—
Net periodic defined benefit cost	$176	$156	$155	$(69)	$(74)	$(74)
Other defined benefit pension plans(a)	24	25	24	NA	NA	NA
Total defined benefit plans	$200	$181	$179	$(69)	$(74)	$(74)
Total defined contribution plans	814	789	769	NA	NA	NA
Total pension and OPEB cost included in compensation expense	$1,014	$970	$948	$(69)	$(74)	$(74)
Changes in plan assets and benefit obligations recognized in other comprehensive income
Net (gain)/loss arising during the year	$(669)	$395	$(50)	$(133)	$(29)	$21
Amortization of net loss	(250)	(257)	(282)	—	—	—
Amortization of prior service (cost)/credit	36	36	36	—	—	—
Settlement loss	(2)	(4)	—	—	—	—
Foreign exchange impact and other	54	(77)	(33)	—	—	—
Total recognized in other comprehensive income	$(831)	$93	$(329)	$(133)	$(29)	$21
Total recognized in net periodic benefit cost and other comprehensive income	$(655)	$249	$(174)	$(202)	$(103)	$(53)
Weighted-average assumptions used to determine net periodic benefit costs
Discount rate(b)	0.60 - 4.30%	0.90 – 4.50%	1.00 – 4.00%	4.20%	4.40%	4.10%
Expected long-term rate of return on plan assets (b)	0.70 - 6.00	0.80 – 6.50	0.90 – 6.50	5.00	5.75	6.00
Rate of compensation increase (b)	2.25 - 3.00	2.25 – 4.30	2.75 – 4.20	NA	NA	NA
Health care cost trend rate
Assumed for next year	NA	NA	NA	5.00	5.50	6.00
Ultimate	NA	NA	NA	5.00	5.00	5.00
Year when rate will reach ultimate	NA	NA	NA	2017	2017	2017

(a)	Includes various defined benefit pension plans which are individually immaterial.

(b)
The rate assumptions for the U.S. defined benefit pension plans are at the upper end of the range, except for the rate of compensation increase, which is 2.30% for 2017 and 3.50% for 2016 and 2015, respectively.

JPMorgan Chase & Co./2017 Annual Report	197

Notes to consolidated financial statements

The estimated pretax amounts that will be amortized from AOCI into net periodic benefit cost in 2018 are as follows.

(in millions)	Defined benefit pension plans
Net loss/(gain)	$106
Prior service cost/(credit)	$(25)
Total	$81
Plan assumptions
JPMorgan Chase’s expected long-term rate of return for defined benefit pension and OPEB plan assets is a blended weighted average, by asset allocation of the projected long-term returns for the various asset classes, taking into consideration local market conditions and the specific allocation of plan assets. Returns on asset classes are developed using a forward-looking approach and are not strictly based on historical returns. Consideration is also given to current market conditions and the short-term portfolio mix of each plan.
The discount rate used in determining the benefit obligation under the U.S. defined benefit pension and OPEB plans was provided by the Firm’s actuaries. This rate was selected by reference to the yields on portfolios of bonds with maturity dates and coupons that closely match each of the plan’s projected cash flows. The discount rate for the U.K. defined benefit pension plan represents a rate of appropriate duration from the analysis of yield curves provided by the Firm’s actuaries.
At December 31, 2017, the Firm decreased the discount rates used to determine its benefit obligations for the U.S. defined benefit pension and OPEB plans in light of current market interest rates, which will increase expense by approximately $66 million in 2018. The 2018 expected long-term rate of return on U.S. defined benefit pension plan assets and U.S. OPEB plan assets are 5.50% and 4.00%, respectively. As of December 31, 2017, the interest crediting rate assumption remained at 5.00%.
As of December 31, 2017, the effect of a one-percentage-point increase or decrease in the assumed health care cost trend rate is not material to the accumulated postretirement benefit obligation or total service and interest cost.
The following table represents the effect of a 25-basis point decline in the three listed rates below on estimated 2018 defined benefit pension and OPEB plan expense, as well as the effect on the postretirement benefit obligations.

(in millions)	Defined benefit pension and OPEB plan expense	Benefit obligation
Expected long-term rate of return	$54	NA
Discount rate	$59	$583
Interest crediting rate for U.S. plans	$(41)	$(193)

Investment strategy and asset allocation
The assets of the Firm’s defined benefit pension plans are held in various trusts and are invested in well-diversified portfolios of equity and fixed income securities, cash and cash equivalents, and alternative investments (e.g., hedge funds, private equity, real estate and real assets). The trust-owned assets of the Firm's U.S. OPEB plan are invested in cash and cash equivalents. COLI policies used to defray the cost of the Firm's U.S. OPEB plan are invested in separate accounts of an insurance company and are allocated to investments intended to replicate equity and fixed income indices.
The investment policies for the assets of the Firm’s defined benefit pension plans are to optimize the risk-return relationship as appropriate to the needs and goals of each plan using a global portfolio of various asset classes diversified by market segment, economic sector, and issuer. Assets are managed by a combination of internal and external investment managers. The Firm regularly reviews the asset allocations and asset managers, as well as other factors that impact the portfolios, which are rebalanced when deemed necessary.
Investments held by the plans include financial instruments which are exposed to various risks such as interest rate, market and credit risks. Exposure to a concentration of credit risk is mitigated by the broad diversification of both U.S. and non-U.S. investment instruments. Additionally, the investments in each of the common/collective trust funds and/or registered investment companies are further diversified into various financial instruments. As of December 31, 2017, assets held by the Firm's defined benefit pension and OPEB plans do not include JPMorgan Chase common stock, except through indirect exposures through investments in third-party stock-index funds. The plans hold investments in funds that are sponsored or managed by affiliates of JPMorgan Chase in the amount of $6.0 billion and $4.6 billion, as of December 31, 2017 and 2016, respectively.

198	JPMorgan Chase & Co./2017 Annual Report

The following table presents the weighted-average asset allocation of the fair values of total plan assets at December 31 for the years indicated, as well as the respective approved asset allocation ranges by asset class.

Defined benefit pension plans				OPEB plan(c)
	Asset	% of plan assets		Asset	% of plan assets
December 31,	Allocation	2017	2016	Allocation	2017(d)	2016
Asset class
Debt securities(a)	0-80%	42%	35%	30-70%	61%	50%
Equity securities	0-85	42	47	30-70	39	50
Real estate	0-10	3	4	—	—	—
Alternatives (b)	0-35	13	14	—	—	—
Total	100%	100%	100%	100%	100%	100%

(a)	Debt securities primarily include cash, corporate debt, U.S. federal, state, local and non-U.S. government, and mortgage-backed securities.

(b)	Alternatives primarily include limited partnerships.

(c)	Represents the U.S. OPEB plan only, as the U.K. OPEB plan is unfunded.

(d)	Change in percentage of plan assets due to the contribution to the U.S. OPEB plan.

Fair value measurement of the plans’ assets and liabilities
For information on fair value measurements, including descriptions of level 1, 2, and 3 of the fair value hierarchy and the valuation methods employed by the Firm, see Note 2.
Pension and OPEB plan assets and liabilities measured at fair value

	Defined benefit pension plans
	2017				2016
December 31, (in millions)	Level 1	Level 2	Level 3	Total fair value	Level 1	Level 2	Level 3	Total fair value
Cash and cash equivalents	$173	$1	$—	$174	$196	$2	$—	$198
Equity securities	6,407	194	2	6,603	6,158	166	2	6,326
Mutual funds	325	—	—	325	—	—	—	—
Common/collective trust funds(a)	778	—	—	778	384	—	—	384
Limited partnerships(b)	60	—	—	60	62	—	—	62
Corporate debt securities(c)	—	2,644	4	2,648	—	2,506	4	2,510
U.S. federal, state, local and non-U.S. government debt securities	1,096	784	—	1,880	1,139	804	—	1,943
Mortgage-backed securities	92	100	2	194	42	75	—	117
Derivative receivables	—	203	—	203	—	243	—	243
Other(d)	2,353	60	302	2,715	1,497	53	390	1,940
Total assets measured at fair value(e)	$11,284	$3,986	$310	$15,580	$9,478	$3,849	$396	$13,723
Derivative payables	$—	$(141)	$—	$(141)	$—	$(208)	$—	$(208)
Total liabilities measured at fair value(e)	$—	$(141)	$—	$(141)	$—	$(208)	$—	$(208)

(a)
At December 31, 2017 and 2016, common/collective trust funds primarily included a mix of short-term investment funds, domestic and international equity investments (including index) and real estate funds.

(b)	Unfunded commitments to purchase limited partnership investments for the plans were $605 million and $735 million for 2017 and 2016, respectively.

(c)	Corporate debt securities include debt securities of U.S. and non-U.S. corporations.

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

(e)
At December 31, 2017 and 2016, excludes $4.4 billion and $4.2 billion of certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient, which are not required to be classified in the fair value hierarchy, $377 million and $130 million of defined benefit pension plan receivables for investments sold and dividends and interest receivables, $561 million and $203 million of defined benefit pension plan payables for investments purchased, and $26 million and $21 million of other liabilities, respectively.

The assets of the U.S. OPEB plan consisted of $600 million and $0 million in cash and cash equivalents classified in level 1 of the valuation hierarchy and $2.2 billion and $2.0 billion of COLI policies classified in level 3 of the valuation hierarchy at December 31, 2017 and 2016, respectively.

JPMorgan Chase & Co./2017 Annual Report	199

Notes to consolidated financial statements

Changes in level 3 fair value measurements using significant unobservable inputs
(in millions)	Fair value, Beginning balance	Actual return on plan assets		Purchases, sales and settlements, net	Transfers in and/or out of level 3	Fair value, Ending balance
		Realized gains/(losses)	Unrealized gains/(losses)
Year ended December 31, 2017 U.S. defined benefit pension plan Annuity contracts and other (a)	$396	$—	$1	$(87)	$—	$310
U.S. OPEB plan COLI policies	$1,957	$—	$200	$—	$—	$2,157
Year ended December 31, 2016 U.S. defined benefit pension plan Annuity contracts and other (a)	$539	$—	$(157)	$—	$14	$396
U.S. OPEB plan COLI policies	$1,855	$—	$102	$—	$—	$1,957

(a)	Substantially all are participating and non-participating annuity contracts.
Estimated future benefit payments
The following table presents benefit payments expected to be paid, which include the effect of expected future service, for the years indicated. The OPEB medical and life insurance payments are net of expected retiree contributions.

Year ended December 31, (in millions)	Defined benefit pension plans	OPEB before Medicare Part D subsidy	Medicare Part D subsidy
2018	$926	$65	$1
2019	922	63	1
2020	927	60	1
2021	944	57	—
2022	960	55	—
Years 2023–2027	4,925	235	2

200	JPMorgan Chase & Co./2017 Annual Report

Note 9 – Employee share-based incentives
Employee share-based awards
In 2017, 2016 and 2015, JPMorgan Chase granted long-term share-based awards to certain employees under its LTIP, as amended and restated effective May 19, 2015. Under the terms of the LTIP, as of December 31, 2017, 67 million shares of common stock were available for issuance through May 2019. The LTIP is the only active plan under which the Firm is currently granting share-based incentive awards. In the following discussion, the LTIP, plus prior Firm plans and plans assumed as the result of acquisitions, are referred to collectively as the “LTI Plans,” and such plans constitute the Firm’s share-based incentive plans.
RSUs are awarded at no cost to the recipient upon their grant. Generally, RSUs are granted annually and vest at a rate of 50% after two years and 50% after three years and are converted into shares of common stock as of the vesting date. In addition, RSUs typically include full-career eligibility provisions, which allow employees to continue to vest upon voluntary termination based on age or service-related requirements, subject to post-employment and other restrictions. All RSU awards are subject to forfeiture until vested and contain clawback provisions that may result in cancellation under certain specified circumstances. Generally, RSUs entitle the recipient to receive cash payments equivalent to any dividends paid on the underlying common stock during the period the RSUs are outstanding and, as such, are considered participating securities as discussed in Note 22.
In January 2017 and 2016, the Firm’s Board of Directors approved the grant of performance share units (“PSUs”) to members of the Firm’s Operating Committee under the variable compensation program for performance years 2016 and 2015. PSUs are subject to the Firm’s achievement of specified performance criteria over a three-year period. The number of awards that vest can range from zero to 150% of the grant amount. The awards vest and are converted into shares of common stock in the quarter after the end of the performance period, which is generally three years. In addition, dividends are notionally reinvested in the Firm’s common stock and will be delivered only in respect of any earned shares.
Once the PSUs have vested, the shares of common stock that are delivered, after applicable tax withholding, must be held for an additional two-year period, typically for a total combined vesting and holding period of five years from the grant date.
Under the LTI Plans, stock options and stock appreciation rights (“SARs”) have generally been granted with an exercise price equal to the fair value of JPMorgan Chase’s common stock on the grant date. The Firm periodically grants employee stock options to individual employees. There were no material grants of stock options or SARs in 2017, 2016 and 2015. SARs generally expire ten years after the grant date.

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
The Firm’s policy for issuing shares upon settlement of employee share-based incentive awards is to issue either new shares of common stock or treasury shares. During 2017, 2016 and 2015, the Firm settled all of its employee share-based awards by issuing treasury shares.
In January 2008, the Firm awarded to its Chairman and Chief Executive Officer up to 2 million SARs. The terms of this award are distinct from, and more restrictive than, other equity grants regularly awarded by the Firm. On July 15, 2014, the Compensation & Management Development Committee and Board of Directors determined that all requirements for the vesting of the 2 million SAR awards had been met and thus, the awards became exercisable. The SARs, which had an expiration date of January 2018, were exercised by Mr. Dimon in October 2017 at the exercise price of $39.83 per share (the price of JPMorgan Chase common stock on the date of grant).

JPMorgan Chase & Co./2017 Annual Report	201

Notes to consolidated financial statements

RSUs, PSUs, employee stock options and SARs activity
Generally, compensation expense for RSUs and PSUs is measured based on the number of units granted multiplied by the stock price at the grant date, and for employee stock options and SARs, is measured at the grant date using the Black-Scholes valuation model. Compensation expense for these awards is recognized in net income as described previously. The following table summarizes JPMorgan Chase’s RSUs, PSUs, employee stock options and SARs activity for 2017.

	RSUs/PSUs		Options/SARs
Year ended December 31, 2017	Number of units	Weighted-average grant date fair value	Number of awards	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic value
(in thousands, except weighted-average data, and where otherwise stated)
Outstanding, January 1	81,707	$57.15	30,267	$40.65
Granted	26,017	84.30	109	90.94
Exercised or vested	(32,961)	57.80	(12,816)	40.50
Forfeited	(2,030)	63.34	(54)	55.82
Canceled	NA	NA	(13)	405.47
Outstanding, December 31	72,733	$66.36	17,493	$40.76	3.4	$1,169,470
Exercisable, December 31	NA	NA	15,828	40.00	3.3	1,070,212
The total fair value of RSUs that vested during the years ended December 31, 2017, 2016 and 2015, was $2.9 billion, $2.2 billion and $2.8 billion, respectively. The total intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015, was $651 million, $338 million and $335 million, respectively.
Compensation expense
The Firm recognized the following noncash compensation expense related to its various employee share-based incentive plans in its Consolidated statements of income.

Year ended December 31, (in millions)	2017	2016	2015
Cost of prior grants of RSUs, PSUs and SARs that are amortized over their applicable vesting periods	$1,125	$1,046	$1,109
Accrual of estimated costs of share-based awards to be granted in future periods including those to full-career eligible employees	945	894	878
Total noncash compensation expense related to employee share-based incentive plans	$2,070	$1,940	$1,987
At December 31, 2017, approximately $704 million (pretax) of compensation expense related to unvested awards had not yet been charged to net income. That cost is expected to be amortized into compensation expense over a weighted-average period of 1 year. The Firm does not capitalize any compensation expense related to share-based compensation awards to employees.

Cash flows and tax benefits
Effective January 1, 2016, the Firm adopted new accounting guidance related to employee share-based payments. As a result of the adoption of this new guidance, all excess tax benefits (including tax benefits from dividends or dividend equivalents) on share-based payment awards are recognized within income tax expense in the Consolidated statements of income. In prior years these tax benefits were recorded as increases to additional paid-in capital. Income tax benefits related to share-based incentive arrangements recognized in the Firm’s Consolidated statements of income for the years ended December 31, 2017, 2016 and 2015, were $1.0 billion, $916 million and $746 million, respectively.
The following table sets forth the cash received from the exercise of stock options under all share-based incentive arrangements, and the actual income tax benefit related to tax deductions from the exercise of the stock options.

Year ended December 31, (in millions)	2017	2016	2015
Cash received for options exercised	$18	$26	$20
Tax benefit	190	70	64

202	JPMorgan Chase & Co./2017 Annual Report

Note 10 – Securities
Securities are classified as trading, AFS or HTM. Securities classified as trading assets are discussed in Note 2. Predominantly all of the Firm’s AFS and HTM securities are held by Treasury and CIO in connection with its asset-liability management activities. At December 31, 2017, the investment securities portfolio consisted of debt securities with an average credit rating of AA+ (based upon external ratings where available, and where not available, based primarily upon internal ratings which correspond to ratings as defined by S&P and Moody’s). AFS securities are carried at fair value on the Consolidated balance sheets. Unrealized gains and losses, after any applicable hedge accounting adjustments, are reported as net increases or decreases to AOCI. The specific identification method is used to determine realized gains and losses on AFS securities, which are included in securities gains/(losses) on the Consolidated statements of income. HTM debt securities, which management has the intent and ability to hold until maturity, are carried at amortized cost on the Consolidated balance sheets. For both AFS and HTM debt securities, purchase discounts or premiums are generally amortized into interest income over the contractual life of the security.

The amortized cost and estimated fair value of the investment securities portfolio were as follows for the dates indicated.

	2017				2016
December 31, (in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies(a)	$69,879	$736	$335	$70,280	$63,367	$1,112	$474	$64,005
Residential:
U.S(b)	8,193	185	14	8,364	8,171	100	28	8,243
Non-U.S.	2,882	122	1	3,003	6,049	158	7	6,200
Commercial	4,932	98	5	5,025	9,002	122	20	9,104
Total mortgage-backed securities	85,886	1,141	355	86,672	86,589	1,492	529	87,552
U.S. Treasury and government agencies(a)	22,510	266	31	22,745	44,822	75	796	44,101
Obligations of U.S. states and municipalities	30,490	1,881	33	32,338	30,284	1,492	184	31,592
Certificates of deposit	59	—	—	59	106	—	—	106
Non-U.S. government debt securities	26,900	426	32	27,294	34,497	836	45	35,288
Corporate debt securities	2,657	101	1	2,757	4,916	64	22	4,958
Asset-backed securities:
Collateralized loan obligations	20,928	69	1	20,996	27,352	75	26	27,401
Other	8,764	77	24	8,817	6,950	62	45	6,967
Total available-for-sale debt securities	198,194	3,961	477	201,678	235,516	4,096	1,647	237,965
Available-for-sale equity securities	547	—	—	547	914	12	—	926
Total available-for-sale securities	198,741	3,961	477	202,225	236,430	4,108	1,647	238,891
Held-to-maturity debt securities
Mortgage-backed securities
U.S. government agencies(c)	27,577	558	40	28,095	29,910	638	37	30,511
Commercial	5,783	1	74	5,710	5,783	—	129	5,654
Total mortgage-backed securities	33,360	559	114	33,805	35,693	638	166	36,165
Obligations of U.S. states and municipalities	14,373	554	80	14,847	14,475	374	125	14,724
Total held-to-maturity debt securities	47,733	1,113	194	48,652	50,168	1,012	291	50,889
Total securities	$246,474	$5,074	$671	$250,877	$286,598	$5,120	$1,938	$289,780

(a)	Includes total U.S. government-sponsored enterprise obligations with a fair value of $45.8 billion for the years ended December 31, 2017 and 2016, which were predominantly mortgage-related.

(b)	Prior period amounts have been revised to conform with the current period presentation.

(c)	Included total U.S. government-sponsored enterprise obligations with amortized cost of $22.0 billion and $25.6 billion at December 31, 2017 and 2016, respectively, which were mortgage-related.

JPMorgan Chase & Co./2017 Annual Report	203

Notes to consolidated financial statements

Securities impairment
The following tables present the fair value and gross unrealized losses for the investment securities portfolio by aging category at December 31, 2017 and 2016.

	Securities with gross unrealized losses
	Less than 12 months		12 months or more
December 31, 2017 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies	$36,037	$139	$7,711	$196	$43,748	$335
Residential:
U.S	1,112	5	596	9	1,708	14
Non-U.S.	—	—	266	1	266	1
Commercial	528	4	335	1	863	5
Total mortgage-backed securities	37,677	148	8,908	207	46,585	355
U.S. Treasury and government agencies	1,834	11	373	20	2,207	31
Obligations of U.S. states and municipalities	949	7	1,652	26	2,601	33
Certificates of deposit	—	—	—	—	—	—
Non-U.S. government debt securities	6,500	15	811	17	7,311	32
Corporate debt securities	—	—	52	1	52	1
Asset-backed securities:
Collateralized loan obligations	—	—	276	1	276	1
Other	3,521	20	720	4	4,241	24
Total available-for-sale debt securities	50,481	201	12,792	276	63,273	477
Available-for-sale equity securities	—	—	—	—	—	—
Held-to-maturity securities
Mortgage-backed securities
U.S. government securities	4,070	38	205	2	4,275	40
Commercial	3,706	41	1,882	33	5,588	74
Total mortgage-backed securities	7,776	79	2,087	35	9,863	114
Obligations of U.S. states and municipalities	584	9	2,131	71	2,715	80
Total held-to-maturity securities	8,360	88	4,218	106	12,578	194
Total securities with gross unrealized losses	$58,841	$289	$17,010	$382	$75,851	$671

204	JPMorgan Chase & Co./2017 Annual Report

	Securities with gross unrealized losses
	Less than 12 months		12 months or more
December 31, 2016 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies	$29,856	$463	$506	$11	$30,362	$474
Residential:
U.S.(a)	1,373	6	1,073	22	2,446	28
Non-U.S.	—	—	886	7	886	7
Commercial	2,328	17	1,078	3	3,406	20
Total mortgage-backed securities	33,557	486	3,543	43	37,100	529
U.S. Treasury and government agencies	23,543	796	—	—	23,543	796
Obligations of U.S. states and municipalities	7,215	181	55	3	7,270	184
Certificates of deposit	—	—	—	—	—	—
Non-U.S. government debt securities	4,436	36	421	9	4,857	45
Corporate debt securities	797	2	829	20	1,626	22
Asset-backed securities:
Collateralized loan obligations	766	2	5,263	24	6,029	26
Other	739	6	1,992	39	2,731	45
Total available-for-sale debt securities	71,053	1,509	12,103	138	83,156	1,647
Available-for-sale equity securities	—	—	—	—	—	—
Held-to-maturity debt securities
Mortgage-backed securities
U.S. government agencies	3,129	37	—	—	3,129	37
Commercial	5,163	114	441	15	5,604	129
Total mortgage-backed securities	8,292	151	441	15	8,733	166
Obligations of U.S. states and municipalities	4,702	125	—	—	4,702	125
Total held-to-maturity securities	12,994	276	441	15	13,435	291
Total securities with gross unrealized losses	$84,047	$1,785	$12,544	$153	$96,591	$1,938

(a)	Prior period amounts have been revised to conform with the current period presentation.
Gross unrealized losses
The Firm has recognized unrealized losses on securities that it intends to sell as OTTI. The Firm does not intend to sell any of the remaining securities with an unrealized loss in AOCI as of December 31, 2017, and it is not likely that the Firm will be required to sell these securities before recovery of their amortized cost basis. Except for the securities for which credit losses have been recognized in income, the Firm believes that the securities with an unrealized loss in AOCI are not other-than-temporarily impaired as of December 31, 2017.
Other-than-temporary impairment
AFS debt and equity securities and HTM debt securities in unrealized loss positions are analyzed as part of the Firm’s ongoing assessment of OTTI. For most types of debt securities, the Firm considers a decline in fair value to be other-than-temporary when the Firm does not expect to recover the entire amortized cost basis of the security. For beneficial interests in securitizations that are rated below “AA” at their acquisition, or that can be contractually prepaid or otherwise settled in such a way that the Firm would not recover substantially all of its recorded investment, the Firm considers an impairment to be other-

than-temporary when there is an adverse change in expected cash flows. For AFS equity securities, the Firm considers a decline in fair value to be other-than-temporary if it is probable that the Firm will not recover its cost basis.
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

JPMorgan Chase & Co./2017 Annual Report	205

Notes to consolidated financial statements

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

Securities gains and losses
The following table presents realized gains and losses and OTTI from AFS securities that were recognized in income.

Year ended December 31, (in millions)	2017	2016	2015
Realized gains	$1,013	$401	$351
Realized losses	(1,072)	(232)	(127)
OTTI losses(a)	(7)	(28)	(22)
Net securities gains/(losses)	(66)	141	202

OTTI losses
Credit losses recognized in income	—	(1)	(1)
Securities the Firm intends to sell(a)	(7)	(27)	(21)
Total OTTI losses recognized in income	$(7)	$(28)	$(22)

(a)
Excludes realized losses on securities sold of $6 million, $24 million and $5 million for the years ended December 31, 2017, 2016 and 2015, respectively that had been previously reported as an OTTI loss due to the intention to sell the securities.

Changes in the credit loss component of credit-impaired debt securities
The cumulative credit loss component, including any changes therein, of OTTI losses that have been recognized in income related to AFS debt securities was not material as of and during the years ended December 31, 2017, 2016 and 2015.

206	JPMorgan Chase & Co./2017 Annual Report

Contractual maturities and yields
The following table presents the amortized cost and estimated fair value at December 31, 2017, of JPMorgan Chase’s investment securities portfolio by contractual maturity.

By remaining maturity December 31, 2017 (in millions)	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years(c)	Total
Available-for-sale debt securities
Mortgage-backed securities(a)
Amortized cost	$3	$698	$6,134	$79,051	$85,886
Fair value	3	708	6,294	79,667	86,672
Average yield(b)	4.76%	2.10%	3.10%	3.35%	3.32%
U.S. Treasury and government agencies
Amortized cost	$60	$—	$17,437	$5,013	$22,510
Fair value	60	—	17,542	5,143	22,745
Average yield(b)	1.72%	—%	1.96%	1.76%	1.91%
Obligations of U.S. states and municipalities
Amortized cost	$73	$750	$1,265	$28,402	$30,490
Fair value	72	765	1,324	30,177	32,338
Average yield(b)	1.78%	3.28%	5.40%	5.50%	5.43%
Certificates of deposit
Amortized cost	$59	$—	$—	$—	$59
Fair value	59	—	—	—	59
Average yield(b)	0.50%	—%	—%	—%	0.50%
Non-U.S. government debt securities
Amortized cost	$5,020	$13,665	$8,215	$—	$26,900
Fair value	5,022	13,845	8,427	—	27,294
Average yield(b)	3.09%	1.55%	1.19%	—%	1.73%
Corporate debt securities
Amortized cost	$150	$1,159	$1,203	$145	$2,657
Fair value	151	1,197	1,255	154	2,757
Average yield(b)	3.07%	3.60%	3.58%	3.22%	3.54%
Asset-backed securities
Amortized cost	$—	$3,372	$13,046	$13,274	$29,692
Fair value	—	3,353	13,080	13,380	29,813
Average yield(b)	—%	2.14%	2.58%	2.36%	2.43%
Total available-for-sale debt securities
Amortized cost	$5,365	$19,644	$47,300	$125,885	$198,194
Fair value	5,367	19,868	47,922	128,521	201,678
Average yield(b)	3.03%	1.86%	2.28%	3.66%	3.14%
Available-for-sale equity securities
Amortized cost	$—	$—	$—	$547	$547
Fair value	—	—	—	547	547
Average yield(b)	—%	—%	—%	0.71%	0.71%
Total available-for-sale securities
Amortized cost	$5,365	$19,644	$47,300	$126,432	$198,741
Fair value	5,367	19,868	47,922	129,068	202,225
Average yield(b)	3.03%	1.86%	2.28%	3.65%	3.13%
Held-to-maturity debt securities
Mortgage-backed securities(a)
Amortized Cost	$—	$—	$49	$33,311	$33,360
Fair value	—	—	49	33,756	33,805
Average yield(b)	—%	—%	2.88%	3.27%	3.27%
Obligations of U.S. states and municipalities
Amortized cost	$—	$66	$2,019	$12,288	$14,373
Fair value	—	65	2,067	12,715	14,847
Average yield(b)	—%	4.74%	4.30%	4.72%	4.66%
Total held-to-maturity securities
Amortized cost	$—	$66	$2,068	$45,599	$47,733
Fair value	—	65	2,116	46,471	48,652
Average yield(b)	—%	4.75%	4.26%	3.66%	3.69%

(a)
As of December 31, 2017, mortgage-backed securities issued by Fannie Mae exceeded 10% of JPMorgan Chase’s total stockholders’ equity; the amortized cost and fair value of such securities was $55.1 billion and $56.0 billion, respectively.

(b)
Average yield is computed using the effective yield of each security owned at the end of the period, weighted based on the amortized cost of each security. The effective yield considers the contractual coupon, amortization of premiums and accretion of discounts, and the effect of related hedging derivatives. Taxable-equivalent amounts are used

JPMorgan Chase & Co./2017 Annual Report	207

Notes to consolidated financial statements

where applicable and reflect the estimated impact of the enactment of the Tax Cuts and Jobs Act (“TCJA”). The effective yield excludes unscheduled principal prepayments; and accordingly, actual maturities of securities may differ from their contractual or expected maturities as certain securities may be prepaid.

(c)
Includes securities with no stated maturity. Substantially all of the Firm’s U.S. residential MBS and collateralized mortgage obligations are due in 10 years or more, based on contractual maturity. The estimated weighted-average life, which reflects anticipated future prepayments, is approximately six years for agency residential MBS, three years for agency residential collateralized mortgage obligations and three years for nonagency residential collateralized mortgage obligations.

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
The Firm has elected the fair value option for certain securities financing agreements. For further information regarding the fair value option, see Note 3. The securities financing agreements for which the fair value option has been elected are reported within securities purchased under resale agreements, securities loaned or sold under repurchase agreements, and securities borrowed on the Consolidated balance sheets. Generally, for agreements carried at fair value, current-period interest accruals are recorded within interest income and interest expense, with changes in fair value reported in principal transactions revenue. However, for financial instruments containing embedded derivatives that would be separately accounted for in accordance with accounting guidance for hybrid instruments, all changes in fair value, including any interest elements, are reported in principal transactions revenue.

Securities financing transactions expose the Firm primarily to credit and liquidity risk. To manage these risks, the Firm monitors the value of the underlying securities (predominantly high-quality securities collateral, including government-issued debt and agency MBS) that it has received from or provided to its counterparties compared to the value of cash proceeds and exchanged collateral, and either requests additional collateral or returns securities or collateral when appropriate. Margin levels are initially established based upon the counterparty, the type of underlying securities, and the permissible collateral, and are monitored on an ongoing basis.
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
Additionally, the Firm typically enters into master netting agreements and other similar arrangements with its counterparties, which provide for the right to liquidate the underlying securities and any collateral amounts exchanged in the event of a counterparty default. It is also the Firm’s policy to take possession, where possible, of the securities underlying resale agreements and securities borrowed transactions. For further information regarding assets pledged and collateral received in securities financing agreements, see Note 28.
As a result of the Firm’s credit risk mitigation practices with respect to resale and securities borrowed agreements as described above, the Firm did not hold any reserves for credit impairment with respect to these agreements as of December 31, 2017 and 2016.

208	JPMorgan Chase & Co./2017 Annual Report

The table below summarizes the gross and net amounts of the Firm’s securities financing agreements, as of December 31, 2017, and 2016. When the Firm has obtained an appropriate legal opinion with respect to the master netting agreement with a counterparty and where other relevant netting criteria under U.S. GAAP are met, the Firm nets, on the Consolidated balance sheets, the balances outstanding under its securities financing agreements with the same counterparty. In addition, the Firm exchanges securities and/or cash collateral with its counterparties; this collateral also reduces the economic exposure with the counterparty. Such collateral, along with securities financing balances that do not meet all these relevant netting criteria under U.S. GAAP, is presented as “Amounts not nettable on the Consolidated balance sheets,” and reduces the “Net amounts” presented below, if the Firm has an appropriate legal opinion with respect to the master netting agreement with the counterparty. Where a legal opinion has not been either sought or obtained, the securities financing balances are presented gross in the “Net amounts” below, and related collateral does not reduce the amounts presented.

	2017
December 31, (in millions)	Gross amounts	Amounts netted on the Consolidated balance sheets	Amounts presented on the Consolidated balance sheets(b)	Amounts not nettable on the Consolidated balance sheets(c)	Net amounts(d)
Assets
Securities purchased under resale agreements	$448,608	$(250,505)	$198,103	$(188,502)	$9,601
Securities borrowed	113,926	(8,814)	105,112	(76,805)	28,307
Liabilities
Securities sold under repurchase agreements	$398,218	$(250,505)	$147,713	$(129,178)	$18,535
Securities loaned and other(a)	27,228	(8,814)	18,414	(18,151)	263

	2016
December 31, (in millions)	Gross amounts	Amounts netted on the Consolidated balance sheets	Amounts presented on the Consolidated balance sheets(b)	Amounts not nettable on the Consolidated balance sheets(c)	Net amounts(d)
Assets
Securities purchased under resale agreements	$480,735	$(250,832)	$229,903	$(222,413)	$7,490
Securities borrowed	96,409	—	96,409	(66,822)	29,587
Liabilities
Securities sold under repurchase agreements	$402,465	$(250,832)	$151,633	$(133,300)	$18,333
Securities loaned and other(a)	22,451	—	22,451	(22,177)	274

(a)
Includes securities-for-securities lending transactions of $9.2 billion and $9.1 billion at December 31, 2017 and 2016, respectively, accounted for at fair value, where the Firm is acting as lender. These amounts are presented within accounts payable and other liabilities in the Consolidated balance sheets.

(b)
Includes securities financing agreements accounted for at fair value. At December 31, 2017 and 2016, included securities purchased under resale agreements of $14.7 billion and $21.5 billion, respectively, and securities sold under agreements to repurchase of $697 million and $687 million, respectively. There were $3.0 billion of securities borrowed at December 31, 2017 and there were no securities borrowed at December 31, 2016. There were no securities loaned accounted for at fair value in either period.

(c)
In some cases, collateral exchanged with a counterparty exceeds the net asset or liability balance with that counterparty. In such cases, the amounts reported in this column are limited to the related asset or liability with that counterparty.

(d)
Includes securities financing agreements that provide collateral rights, but where an appropriate legal opinion with respect to the master netting agreement has not been either sought or obtained. At December 31, 2017 and 2016, included $7.5 billion and $4.8 billion, respectively, of securities purchased under resale agreements; $25.5 billion and $27.1 billion, respectively, of securities borrowed; $16.5 billion and $15.9 billion, respectively, of securities sold under agreements to repurchase; and $29 million and $90 million, respectively, of securities loaned and other.

JPMorgan Chase & Co./2017 Annual Report	209

Notes to consolidated financial statements

The tables below present as of December 31, 2017 and 2016 the types of financial assets pledged in securities financing agreements and the remaining contractual maturity of the securities financing agreements.

	Gross liability balance
	2017		2016
December 31, (in millions)	Securities sold under repurchase agreements	Securities loaned and other(b)	Securities sold under repurchase agreements	Securities loaned and other(b)
Mortgage-backed securities:
U.S. government agencies(a)	$13,100	$—	$14,034	$—
Residential - nonagency	2,972	—	6,224	—
Commercial - nonagency	1,594	—	4,173	—
U.S. Treasury and government agencies(a)	177,581	14	185,145	—
Obligations of U.S. states and municipalities	1,557	—	2,491	—
Non-U.S. government debt	170,196	2,485	149,008	1,279
Corporate debt securities	14,231	287	18,140	108
Asset-backed securities	3,508	—	7,721	—
Equity securities	13,479	24,442	15,529	21,064
Total	$398,218	$27,228	$402,465	$22,451

	Remaining contractual maturity of the agreements
	Overnight and continuous			Greater than 90 days
2017 (in millions)		Up to 30 days	30 – 90 days		Total
Total securities sold under repurchase agreements	$166,425	$156,434	$41,611	$33,748	$398,218
Total securities loaned and other(b)	22,876	375	2,328	1,649	27,228

	Remaining contractual maturity of the agreements
	Overnight and continuous			Greater than 90 days
2016 (in millions)		Up to 30 days	30 – 90 days		Total
Total securities sold under repurchase agreements	$140,318	$157,860	$55,621	$48,666	$402,465
Total securities loaned and other(b)	13,586	1,371	2,877	4,617	22,451

(a)	Prior period amounts were revised to conform with the current period presentation.

(b)
Includes securities-for-securities lending transactions of $9.2 billion and $9.1 billion at December 31, 2017 and 2016, respectively, accounted for at fair value, where the Firm is acting as lender. These amounts are presented within accounts payable and other liabilities on the Consolidated balance sheets.

Transfers not qualifying for sale accounting
At December 31, 2017 and 2016, the Firm held $1.5 billion and $5.9 billion, respectively, of financial assets for which the rights have been transferred to third parties; however, the transfers did not qualify as a sale in accordance with U.S. GAAP. These transfers have been recognized as collateralized financing transactions. The transferred assets are recorded in trading assets and loans, and the corresponding liabilities are recorded predominantly in short-term borrowings on the Consolidated balance sheets.

210	JPMorgan Chase & Co./2017 Annual Report

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
Allowance for loan losses
The allowance for loan losses represents the estimated probable credit losses inherent in the held-for-investment loan portfolio at the balance sheet date and is recognized on the balance sheet as a contra asset, which brings the recorded investment to the net carrying value. Changes in the allowance for loan losses are recorded in the provision for credit losses on the Firm’s Consolidated statements of income. See Note 13 for further information on the Firm’s accounting policies for the allowance for loan losses.
Charge-offs
Consumer loans, other than risk-rated business banking and auto loans, and PCI loans, are generally charged off or charged down to the net realizable value of the underlying collateral (i.e., fair value less costs to sell), with an offset to the allowance for loan losses, upon reaching specified stages of delinquency in accordance with standards established by the FFIEC. Residential real estate loans and non-modified credit card loans are generally charged off no later than 180 days past due. Scored auto, student and modified credit card loans are charged off no later than 120 days past due.
Certain consumer loans will be charged off or charged down to their net realizable value earlier than the FFIEC charge-off standards in certain circumstances as follows:

•	Loans modified in a TDR that are determined to be collateral-dependent.

•
Loans to borrowers who have experienced an event that suggests a loss is either known or highly certain are subject to accelerated charge-off standards (e.g., residential real estate and auto loans are charged off within 60 days of receiving notification of a bankruptcy filing).

•	Auto loans upon repossession of the automobile.

JPMorgan Chase & Co./2017 Annual Report	211

Notes to consolidated financial statements

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
For residential real estate loans, collateral values are based upon external valuation sources. When it becomes likely that a borrower is either unable or unwilling to pay, the Firm obtains a broker’s price opinion of the home based on an exterior-only valuation (“exterior opinions”), which is then updated at least every six months thereafter. As soon as practicable after the Firm receives the property in satisfaction of a debt (e.g., by taking legal title or physical possession), the Firm generally obtains an appraisal based on an inspection that includes the interior of the home (“interior appraisals”). Exterior opinions and interior appraisals are discounted based upon the Firm’s experience with actual liquidation values as compared with the estimated values provided by exterior opinions and interior appraisals, considering state-specific factors.
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
Loan origination fees or costs and purchase price discounts or premiums are deferred in a contra loan account until the related loan is sold. The deferred fees or costs and discounts or premiums are an adjustment to the basis of the loan and therefore are included in the periodic determination of the lower of cost or fair value adjustments and/or the gain or loss recognized at the time of sale.
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
Interest income on these loans is accrued and recognized based on the contractual rate of interest. Changes in fair value are recognized in noninterest revenue. Loan origination fees are recognized upfront in noninterest revenue. Loan origination costs are recognized in the associated expense category as incurred.
Because these loans are recognized at fair value, the Firm’s allowance for loan losses and charge-off policies do not apply to these loans.
See Note 3 for further information on the Firm’s elections of fair value accounting under the fair value option. See Note 2 and Note 3 for further information on loans carried at fair value and classified as trading assets.
PCI loans
PCI loans held-for-investment are initially measured at fair value. PCI loans have evidence of credit deterioration since the loan’s origination date and therefore it is probable, at acquisition, that all contractually required payments will not be collected. Because PCI loans are initially measured at fair value, which includes an estimate of future credit losses, no allowance for loan losses related to PCI loans is recorded at the acquisition date. See page 223 of this Note for information on accounting for PCI loans subsequent to their acquisition.

212	JPMorgan Chase & Co./2017 Annual Report

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
In the event that management decides to retain a loan in the held-for-sale portfolio, the loan is transferred to the held-for-investment portfolio at the lower of cost or fair value on the date of transfer. These loans are subsequently assessed for impairment based on the Firm’s allowance methodology. For a further discussion of the methodologies used in establishing the Firm’s allowance for loan losses, see Note 13.
Loan modifications
The Firm seeks to modify certain loans in conjunction with its loss-mitigation activities. Through the modification, JPMorgan Chase grants one or more concessions to a borrower who is experiencing financial difficulty in order to minimize the Firm’s economic loss and avoid foreclosure or repossession of the collateral, and to ultimately maximize payments received by the Firm from the borrower. The concessions granted vary by program and by borrower-specific characteristics, and may include interest rate reductions, term extensions, payment deferrals, principal forgiveness, or the acceptance of equity or other assets in lieu of payments.
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
Because loans modified in TDRs are considered to be impaired, these loans are measured for impairment using the Firm’s established asset-specific allowance methodology, which considers the expected re-default rates for the modified loans. A loan modified in a TDR generally remains subject to the asset-specific allowance methodology throughout its remaining life, regardless of whether the loan is performing and has been returned to accrual status and/or the loan has been removed from the impaired loans disclosures (i.e., loans restructured at market rates). For further discussion of the methodology used to estimate the Firm’s asset-specific allowance, see Note 13.
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

JPMorgan Chase & Co./2017 Annual Report	213

Notes to consolidated financial statements

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
Residential real estate – excluding PCI
• Residential mortgage(b)
• Home equity(c)
Other consumer loans
• Auto(d)
• Consumer & Business Banking(d)(e)
• Student
Residential real estate – PCI
• Home equity
• Prime mortgage
• Subprime mortgage
• Option ARMs
	• Credit card loans	• Commercial and industrial • Real estate • Financial institutions • Government agencies • Other(g)

(a)	Includes loans held in CCB, prime mortgage and home equity loans held in AWM and prime mortgage loans held in Corporate.

(b)	Predominantly includes prime (including option ARMs) and subprime loans.

(c)	Includes senior and junior lien home equity loans.

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

(g)	Includes loans to: individuals; SPEs; and private education and civic organizations. For more information on SPEs, see Note 14.
The following tables summarize the Firm’s loan balances by portfolio segment.

December 31, 2017	Consumer, excluding credit card	Credit card(a)	Wholesale	Total
(in millions)
Retained	$372,553	$149,387	$402,898	$924,838	(b)
Held-for-sale	128	124	3,099	3,351
At fair value	—	—	2,508	2,508
Total	$372,681	$149,511	$408,505	$930,697

December 31, 2016	Consumer, excluding credit card	Credit card(a)	Wholesale	Total
(in millions)
Retained	$364,406	$141,711	$383,790	$889,907	(b)
Held-for-sale	238	105	2,285	2,628
At fair value	—	—	2,230	2,230
Total	$364,644	$141,816	$388,305	$894,765

(a)	Includes accrued interest and fees net of an allowance for the uncollectible portion of accrued interest and fee income.

(b)
Loans (other than PCI loans and those for which the fair value option has been elected) are presented net of unamortized discounts and premiums and net deferred loan fees or costs. These amounts were not material as of December 31, 2017 and 2016.

214	JPMorgan Chase & Co./2017 Annual Report

The following table provides information about the carrying value of retained loans purchased, sold and reclassified to held-for-sale during the periods indicated. This table excludes loans recorded at fair value. The Firm manages its exposure to credit risk on an ongoing basis. Selling loans is one way that the Firm reduces its credit exposures.

	2017
Year ended December 31, (in millions)	Consumer, excluding credit card		Credit card	Wholesale	Total
Purchases	$3,461	(a)(b)	$—	$1,799	$5,260
Sales	3,405		—	11,063	14,468
Retained loans reclassified to held-for-sale	6,340	(c)	—	1,229	7,569

	2016
Year ended December 31, (in millions)	Consumer, excluding credit card		Credit card	Wholesale	Total
Purchases	$4,116	(a)(b)	$—	$1,448	$5,564
Sales	6,368		—	8,739	15,107
Retained loans reclassified to held-for-sale	321		—	2,381	2,702

	2015
Year ended December 31, (in millions)	Consumer, excluding credit card		Credit card	Wholesale	Total
Purchases	$5,279	(a)(b)	$—	$2,154	$7,433
Sales	5,099		—	9,188	14,287
Retained loans reclassified to held-for-sale	1,514		79	642	2,235

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

(b)
Excludes purchases of retained loans sourced through the correspondent origination channel and underwritten in accordance with the Firm’s standards. Such purchases were $23.5 billion, $30.4 billion and $50.3 billion for the years ended December 31, 2017, 2016 and 2015, respectively.

(c)	Includes the Firm’s student loan portfolio which was sold in 2017.
The following table provides information about gains and losses on loan sales, including lower of cost or fair value adjustments, on loan sales by portfolio segment.

Year ended December 31, (in millions)	2017	2016	2015
Net gains/(losses) on sales of loans (including lower of cost or fair value adjustments)(a)
Consumer, excluding credit card(b)	$(126)	$231	$305
Credit card	(8)	(12)	1
Wholesale	41	26	34
Total net gains/(losses) on sales of loans (including lower of cost or fair value adjustments)	$(93)	$245	$340

(a)	Excludes sales related to loans accounted for at fair value.

(b)	Includes amounts related to the Firm’s student loan portfolio which was sold in 2017.

JPMorgan Chase & Co./2017 Annual Report	215

Notes to consolidated financial statements

Consumer, excluding credit card, loan portfolio
Consumer loans, excluding credit card loans, consist primarily of residential mortgages, home equity loans and lines of credit, auto loans, consumer and business banking loans and student loans, with a focus on serving the prime consumer credit market. The portfolio also includes home equity loans secured by junior liens, prime mortgage loans with an interest-only payment period, and certain payment-option loans that may result in negative amortization.
The table below provides information about retained consumer loans, excluding credit card, by class. In 2017, the Firm sold its student loan portfolio.

December 31, (in millions)	2017	2016
Residential real estate – excluding PCI
Residential mortgage(a)	$216,496	$192,486
Home equity	33,450	39,063
Other consumer loans
Auto	66,242	65,814
Consumer & Business Banking(a)	25,789	24,307
Student(a)	—	7,057
Residential real estate – PCI
Home equity	10,799	12,902
Prime mortgage	6,479	7,602
Subprime mortgage	2,609	2,941
Option ARMs	10,689	12,234
Total retained loans	$372,553	$364,406
(a) Certain loan portfolios have been reclassified. The prior period amounts have been revised to conform with the current period presentation.

Delinquency rates are a primary credit quality indicator for consumer loans. Loans that are more than 30 days past due provide an early warning of borrowers who may be experiencing financial difficulties and/or who may be unable or unwilling to repay the loan. As the loan continues to age, it becomes more clear whether the borrower is likely either unable or unwilling to pay. In the case of residential real estate loans, late-stage delinquencies (greater than 150 days past due) are a strong indicator of loans that will ultimately result in a foreclosure or similar liquidation transaction. In addition to delinquency rates, other credit quality indicators for consumer loans vary based on the class of loan, as follows:

•
For residential real estate loans, including both non-PCI and PCI portfolios, the current estimated LTV ratio, or the combined LTV ratio in the case of junior lien loans, is an indicator of the potential loss severity in the event of default. Additionally, LTV or combined LTV ratios can provide insight into a borrower’s continued willingness to pay, as the delinquency rate of high-LTV loans tends to be greater than that for loans where the borrower has equity in the collateral. The geographic distribution of the loan collateral also provides insight as to the credit quality of the portfolio, as factors such as the regional economy, home price changes and specific events such as natural disasters, will affect credit quality. The borrower’s current or “refreshed” FICO score is a secondary credit-quality indicator for certain loans, as FICO scores are an indication of the borrower’s credit payment history. Thus, a loan to a borrower with a low FICO score (less than 660 ) is considered to be of higher risk than a loan to a borrower with a higher FICO score. Further, a loan to a borrower with a high LTV ratio and a low FICO score is at greater risk of default than a loan to a borrower that has both a high LTV ratio and a high FICO score.

•
For scored auto and scored business banking loans, geographic distribution is an indicator of the credit performance of the portfolio. Similar to residential real estate loans, geographic distribution provides insights into the portfolio performance based on regional economic activity and events.

•
Risk-rated business banking and auto loans are similar to wholesale loans in that the primary credit quality indicators are the risk rating that is assigned to the loan and whether the loans are considered to be criticized and/or nonaccrual. Risk ratings are reviewed on a regular and ongoing basis by Credit Risk Management and are adjusted as necessary for updated information about borrowers’ ability to fulfill their obligations. For further information about risk-rated wholesale loan credit quality indicators, see page 228 of this Note.

216	JPMorgan Chase & Co./2017 Annual Report

Residential real estate — excluding PCI loans
The following table provides information by class for residential real estate — excluding retained PCI loans.

Residential real estate – excluding PCI loans
December 31, (in millions, except ratios)	Residential mortgage(g)		Home equity		Total residential real estate – excluding PCI
	2017	2016	2017	2016	2017	2016
Loan delinquency(a)
Current	$208,713	$184,133	$32,391	$37,941	$241,104	$222,074
30–149 days past due	4,234	3,828	671	646	4,905	4,474
150 or more days past due	3,549	4,525	388	476	3,937	5,001
Total retained loans	$216,496	$192,486	$33,450	$39,063	$249,946	$231,549
% of 30+ days past due to total retained loans(b)	0.77%	0.75%	3.17%	2.87%	1.09%	1.11%
90 or more days past due and government guaranteed(c)	$4,172	$4,858	—	—	$4,172	$4,858
Nonaccrual loans	2,175	2,256	1,610	1,845	3,785	4,101
Current estimated LTV ratios(d)(e)
Greater than 125% and refreshed FICO scores:
Equal to or greater than 660	$37	$30	$10	$70	$47	$100
Less than 660	19	48	3	15	22	63
101% to 125% and refreshed FICO scores:
Equal to or greater than 660	36	135	296	668	332	803
Less than 660	88	177	95	221	183	398
80% to 100% and refreshed FICO scores:
Equal to or greater than 660	4,369	4,026	1,676	2,961	6,045	6,987
Less than 660	483	718	569	945	1,052	1,663
Less than 80% and refreshed FICO scores:
Equal to or greater than 660	194,758	169,579	25,262	27,317	220,020	196,896
Less than 660	6,952	6,759	3,850	4,380	10,802	11,139
No FICO/LTV available	1,259	1,650	1,689	2,486	2,948	4,136
U.S. government-guaranteed	8,495	9,364	—	—	8,495	9,364
Total retained loans	$216,496	$192,486	$33,450	$39,063	$249,946	$231,549
Geographic region
California	$68,855	$59,802	$6,582	$7,644	$75,437	$67,446
New York	27,473	24,916	6,866	7,978	34,339	32,894
Illinois	14,501	13,126	2,521	2,947	17,022	16,073
Texas	12,508	10,772	2,021	2,225	14,529	12,997
Florida	9,598	8,395	1,847	2,133	11,445	10,528
New Jersey	7,142	6,374	1,957	2,253	9,099	8,627
Washington	6,962	5,451	1,026	1,229	7,988	6,680
Colorado	7,335	6,306	632	677	7,967	6,983
Massachusetts	6,323	5,834	295	371	6,618	6,205
Arizona	4,109	3,595	1,439	1,772	5,548	5,367
All other(f)	51,690	47,915	8,264	9,834	59,954	57,749
Total retained loans	$216,496	$192,486	$33,450	$39,063	$249,946	$231,549

(a)
Individual delinquency classifications include mortgage loans insured by U.S. government agencies as follows: current included $2.4 billion and $2.5 billion; 30–149 days past due included $3.2 billion and $3.1 billion; and 150 or more days past due included $2.9 billion and $3.8 billion at December 31, 2017 and 2016, respectively.

(b)
At December 31, 2017 and 2016, residential mortgage loans excluded mortgage loans insured by U.S. government agencies of $6.1 billion and $6.9 billion, respectively, that are 30 or more days past due. These amounts have been excluded based upon the government guarantee.

(c)
These balances, which are 90 days or more past due, were excluded from nonaccrual loans as the loans are guaranteed by U.S government agencies. Typically the principal balance of the loans is insured and interest is guaranteed at a specified reimbursement rate subject to meeting agreed-upon servicing guidelines. At December 31, 2017 and 2016, these balances included $1.5 billion and $2.2 billion, respectively, of loans that are no longer accruing interest based on the agreed-upon servicing guidelines. For the remaining balance, interest is being accrued at the guaranteed reimbursement rate. There were no loans that were not guaranteed by U.S. government agencies that are 90 or more days past due and still accruing interest at December 31, 2017 and 2016.

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

(e)	Refreshed FICO scores represent each borrower’s most recent credit score, which is obtained by the Firm on at least a quarterly basis.

(f)	At December 31, 2017 and 2016, included mortgage loans insured by U.S. government agencies of $8.5 billion and $9.4 billion, respectively.

(g)	Certain loan portfolios have been reclassified. The prior period amounts have been revised to conform with the current period presentation.

JPMorgan Chase & Co./2017 Annual Report	217

Notes to consolidated financial statements

The following table represents the Firm’s delinquency statistics for junior lien home equity loans and lines as of December 31, 2017 and 2016.

	Total loans		Total 30+ day delinquency rate
December 31, (in millions except ratios)	2017	2016	2017	2016
HELOCs:(a)
Within the revolving period(b)	$6,363	$10,304	0.50%	1.27%
Beyond the revolving period	13,532	13,272	3.56	3.05
HELOANs	1,371	1,861	3.50	2.85
Total	$21,266	$25,437	2.64%	2.32%
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
Impaired loans
The table below sets forth information about the Firm’s residential real estate impaired loans, excluding PCI loans. These loans are considered to be impaired as they have been modified in a TDR. All impaired loans are evaluated for an asset-specific allowance as described in Note 13.

December 31, (in millions)	Residential mortgage		Home equity		Total residential real estate – excluding PCI
	2017	2016	2017	2016	2017	2016
Impaired loans
With an allowance	$4,407	$4,689	$1,236	$1,266	$5,643	$5,955
Without an allowance(a)	1,213	1,343	882	998	2,095	2,341
Total impaired loans(b)(c)	$5,620	$6,032	$2,118	$2,264	$7,738	$8,296
Allowance for loan losses related to impaired loans	$62	$68	$111	$121	$173	$189
Unpaid principal balance of impaired loans(d)	7,741	8,285	3,701	3,847	11,442	12,132
Impaired loans on nonaccrual status(e)	1,743	1,755	1,032	1,116	2,775	2,871

(a)
Represents collateral-dependent residential real estate loans that are charged off to the fair value of the underlying collateral less costs to sell. The Firm reports, in accordance with regulatory guidance, residential real estate loans that have been discharged under Chapter 7 bankruptcy and not reaffirmed by the borrower (“Chapter 7 loans”) as collateral-dependent nonaccrual TDRs, regardless of their delinquency status. At December 31, 2017, Chapter 7 residential real estate loans included approximately 12% of home equity and 15% of residential mortgages that were 30 days or more past due.

(b)
At December 31, 2017 and 2016, $3.8 billion and $3.4 billion, respectively, of loans modified subsequent to repurchase from Ginnie Mae in accordance with the standards of the appropriate government agency (i.e., FHA, VA, RHS) are not included in the table above. When such loans perform subsequent to modification in accordance with Ginnie Mae guidelines, they are generally sold back into Ginnie Mae loan pools. Modified loans that do not re-perform become subject to foreclosure.

(c)	Predominantly all residential real estate impaired loans, excluding PCI loans, are in the U.S.

(d)
Represents the contractual amount of principal owed at December 31, 2017 and 2016. The unpaid principal balance differs from the impaired loan balances due to various factors including charge-offs, net deferred loan fees or costs, and unamortized discounts or premiums on purchased loans.

(e)
As of December 31, 2017 and 2016, nonaccrual loans included $2.2 billion and $2.3 billion, respectively, of TDRs for which the borrowers were less than 90 days past due. For additional information about loans modified in a TDR that are on nonaccrual status refer to the Loan accounting framework on pages 211–213 of this Note.

218	JPMorgan Chase & Co./2017 Annual Report

The following table presents average impaired loans and the related interest income reported by the Firm.

Year ended December 31, (in millions)	Average impaired loans			Interest income on impaired loans(a)			Interest income on impaired loans on a cash basis(a)
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Residential mortgage	$5,797	$6,376	$7,697	$287	$305	$348	$75	$77	$87
Home equity	2,189	2,311	2,369	127	125	128	80	80	85
Total residential real estate – excluding PCI	$7,986	$8,687	$10,066	$414	$430	$476	$155	$157	$172

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

The following table presents new TDRs reported by the Firm.

Year ended December 31, (in millions)	2017	2016	2015
Residential mortgage	$373	$254	$267
Home equity	321	385	401
Total residential real estate – excluding PCI	$694	$639	$668

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

Year ended December 31,	Residential mortgage			Home equity			Total residential real estate – excluding PCI
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Number of loans approved for a trial modification	1,283	1,945	2,711	2,321	3,760	3,933	3,604	5,705	6,644
Number of loans permanently modified	2,628	3,338	3,145	5,624	4,824	4,296	8,252	8,162	7,441
Concession granted:(a)
Interest rate reduction	63%	76%	71%	59%	75%	66%	60%	76%	68%
Term or payment extension	72	90	81	69	83	89	70	86	86
Principal and/or interest deferred	15	16	27	10	19	23	12	18	24
Principal forgiveness	16	26	28	13	9	7	14	16	16
Other(b)	33	25	11	31	6	—	32	14	5

(a)
Represents concessions granted in permanent modifications as a percentage of the number of loans permanently modified. The sum of the percentages exceeds 100% because predominantly all of the modifications include more than one type of concession. A significant portion of trial modifications include interest rate reductions and/or term or payment extensions.

(b)	Predominantly represents variable interest rate to fixed interest rate modifications.

JPMorgan Chase & Co./2017 Annual Report	219

Notes to consolidated financial statements

Financial effects of modifications and redefaults
The following table provides information about the financial effects of the various concessions granted in modifications of residential real estate loans, excluding PCI, under the loss mitigation programs described above and about redefaults of certain loans modified in TDRs for the periods presented. The following table presents only the final financial effects of permanent modifications and does not include temporary concessions offered through trial modifications. This table also excludes Chapter 7 loans where the sole concession granted is the discharge of debt.

Year ended December 31, (in millions, except weighted-average data and number of loans)	Residential mortgage			Home equity			Total residential real estate – excluding PCI

	2017	2016	2015	2017	2016	2015	2017	2016	2015
Weighted-average interest rate of loans with interest rate reductions – before TDR	5.15%	5.59%	5.67%	4.94%	4.99%	5.20%	5.06%	5.36%	5.51%
Weighted-average interest rate of loans with interest rate reductions – after TDR	2.99	2.93	2.79	2.64	2.34	2.35	2.83	2.70	2.64
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – before TDR	24	24	25	21	18	18	23	22	22
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – after TDR	38	38	37	39	38	35	38	38	36
Charge-offs recognized upon permanent modification	$2	$4	$11	$1	$1	$4	$3	$5	$15
Principal deferred	12	30	58	10	23	27	22	53	85
Principal forgiven	20	44	66	13	7	6	33	51	72
Balance of loans that redefaulted within one year of permanent modification(a)	$124	$98	$133	$56	$40	$21	$180	$138	$154

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

At December 31, 2017, the weighted-average estimated remaining lives of residential real estate loans, excluding PCI loans, permanently modified in TDRs were 14 years for residential mortgage and 10 years for home equity. The estimated remaining lives of these loans reflect estimated prepayments, both voluntary and involuntary (i.e., foreclosures and other forced liquidations).

Active and suspended foreclosure
At December 31, 2017 and 2016, the Firm had non-PCI residential real estate loans, excluding those insured by U.S. government agencies, with a carrying value of $787 million and $932 million, respectively, that were not included in REO, but were in the process of active or suspended foreclosure.

220	JPMorgan Chase & Co./2017 Annual Report

Other consumer loans
The table below provides information for other consumer retained loan classes, including auto and business banking loans. This table excludes student loans that were sold in 2017.

December 31, (in millions, except ratios)	Auto		Consumer & Business Banking(c)
	2017	2016	2017	2016
Loan delinquency
Current	$65,651	$65,029	$25,454	$23,920
30–119 days past due	584	773	213	247
120 or more days past due	7	12	122	140
Total retained loans	$66,242	$65,814	$25,789	$24,307
% of 30+ days past due to total retained loans	0.89%	1.19%	1.30%	1.59%
Nonaccrual loans(a)	141	214	283	287
Geographic region
California	$8,445	$7,975	$5,032	$4,426
Texas	7,013	7,041	2,916	2,954
New York	4,023	4,078	4,195	3,979
Illinois	3,916	3,984	2,017	1,758
Florida	3,350	3,374	1,424	1,195
Arizona	2,221	2,209	1,383	1,307
Ohio	2,105	2,194	1,380	1,402
Michigan	1,418	1,567	1,357	1,343
New Jersey	2,044	2,031	721	623
Louisiana	1,656	1,814	849	979
All other	30,051	29,547	4,515	4,341
Total retained loans	$66,242	$65,814	$25,789	$24,307
Loans by risk ratings(b)
Noncriticized	$15,604	$13,899	$17,938	$16,858
Criticized performing	93	201	791	816
Criticized nonaccrual	9	94	213	217

(a)	There were no loans that were 90 or more days past due and still accruing interest at December 31, 2017, and December 31, 2016.

(b)	For risk-rated business banking and auto loans, the primary credit quality indicator is the risk rating of the loan, including whether the loans are considered to be criticized and/or nonaccrual.

(c)	Certain loan portfolios have been reclassified. The prior period amounts have been revised to conform with the current period presentation.

JPMorgan Chase & Co./2017 Annual Report	221

Notes to consolidated financial statements

Other consumer impaired loans and loan modifications
The following table sets forth information about the Firm’s other consumer impaired loans, including risk-rated business banking and auto loans that have been placed on nonaccrual status, and loans that have been modified in TDRs.

December 31, (in millions)	2017	2016
Impaired loans
With an allowance	$272	$614
Without an allowance(a)	26	30
Total impaired loans(b)(c)	$298	$644
Allowance for loan losses related to impaired loans	$73	$119
Unpaid principal balance of impaired loans(d)	402	753
Impaired loans on nonaccrual status	268	508

(a)
When discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, the loan does not require an allowance. This typically occurs when the impaired loans have been partially charged off and/or there have been interest payments received and applied to the loan balance.

(b)	Predominantly all other consumer impaired loans are in the U.S.

(c)
Other consumer average impaired loans were $427 million, $635 million and $566 million for the years ended December 31, 2017, 2016 and 2015, respectively. The related interest income on impaired loans, including those on a cash basis, was not material for the years ended December 31, 2017, 2016 and 2015.

(d)
Represents the contractual amount of principal owed at December 31, 2017 and 2016. The unpaid principal balance differs from the impaired loan balances due to various factors, including charge-offs, interest payments received and applied to the principal balance, net deferred loan fees or costs and unamortized discounts or premiums on purchased loans.

Loan modifications
Certain other consumer loan modifications are considered to be TDRs as they provide various concessions to borrowers who are experiencing financial difficulty. All of these TDRs are reported as impaired loans. The following table provides information about the Firm’s other consumer loans modified in TDRs. New TDRs were not material for the years ended December 31, 2017 and 2016.

December 31, (in millions)	2017	2016
Loans modified in TDRs(a)(b)	$102	$362
TDRs on nonaccrual status	72	226

(a)	The impact of these modifications was not material to the Firm for the years ended December 31, 2017 and 2016.

(b)	Additional commitments to lend to borrowers whose loans have been modified in TDRs as of December 31, 2017 and 2016 were immaterial.

222	JPMorgan Chase & Co./2017 Annual Report

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
On a quarterly basis, the Firm estimates the total cash flows (both principal and interest) expected to be collected over the remaining life of each pool. These estimates incorporate assumptions regarding default rates, loss severities, the amounts and timing of prepayments and other factors that reflect then-current market conditions. Probable decreases in expected cash flows (i.e., increased credit losses) trigger the recognition of impairment, which is then measured as the present value of the expected principal loss plus any related forgone interest cash flows, discounted at the pool’s effective interest rate. Impairments are recognized through the provision for credit losses and an increase in the allowance for loan losses. Probable and significant increases in expected cash flows (e.g., decreased credit losses, the net benefit of modifications) would first reverse any previously recorded allowance for loan losses with any remaining increases recognized prospectively as a yield adjustment over the remaining estimated lives of the underlying loans. The impacts of (i) prepayments, (ii) changes in variable interest rates, and (iii) any other changes in the timing of expected cash flows are generally recognized prospectively as adjustments to interest income.
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
The PCI portfolio affects the Firm’s results of operations primarily through: (i) contribution to net interest margin; (ii) expense related to defaults and servicing resulting from the liquidation of the loans; and (iii) any provision for loan losses. The PCI loans acquired in the Washington Mutual transaction were funded based on the interest rate characteristics of the loans. For example, variable-rate loans were funded with variable-rate liabilities and fixed-rate loans were funded with fixed-rate liabilities with a similar maturity profile. A net spread will be earned on the declining balance of the portfolio, which is estimated as of December 31, 2017, to have a remaining weighted-average life of 9 years.

JPMorgan Chase & Co./2017 Annual Report	223

Notes to consolidated financial statements

Residential real estate – PCI loans
The table below sets forth information about the Firm’s consumer, excluding credit card, PCI loans.

December 31, (in millions, except ratios)	Home equity		Prime mortgage		Subprime mortgage		Option ARMs		Total PCI
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Carrying value(a)	$10,799	$12,902	$6,479	$7,602	$2,609	$2,941	$10,689	$12,234	$30,576	$35,679
Related allowance for loan losses(b)	1,133	1,433	863	829	150	—	79	49	2,225	2,311
Loan delinquency (based on unpaid principal balance)
Current	$10,272	$12,423	$5,839	$6,840	$2,640	$3,005	$9,662	$11,074	$28,413	$33,342
30–149 days past due	356	291	336	336	381	361	547	555	1,620	1,543
150 or more days past due	392	478	327	451	176	240	689	917	1,584	2,086
Total loans	$11,020	$13,192	$6,502	$7,627	$3,197	$3,606	$10,898	$12,546	$31,617	$36,971
% of 30+ days past due to total loans	6.79%	5.83%	10.20%	10.32%	17.42%	16.67%	11.34%	11.73%	10.13%	9.82%

Current estimated LTV ratios (based on unpaid principal balance)(c)(d)
Greater than 125% and refreshed FICO scores:
Equal to or greater than 660	$33	$69	$4	$6	$2	$7	$6	$12	$45	$94
Less than 660	21	39	16	17	20	31	9	18	66	105
101% to 125% and refreshed FICO scores:
Equal to or greater than 660	274	555	16	52	20	39	43	83	353	729
Less than 660	132	256	42	84	75	135	71	144	320	619
80% to 100% and refreshed FICO scores:
Equal to or greater than 660	1,195	1,860	221	442	119	214	316	558	1,851	3,074
Less than 660	559	804	230	381	309	439	371	609	1,469	2,233
Lower than 80% and refreshed FICO scores:
Equal to or greater than 660	6,134	6,676	3,551	3,967	895	919	6,113	6,754	16,693	18,316
Less than 660	2,095	2,183	2,103	2,287	1,608	1,645	3,499	3,783	9,305	9,898
No FICO/LTV available	577	750	319	391	149	177	470	585	1,515	1,903
Total unpaid principal balance	$11,020	$13,192	$6,502	$7,627	$3,197	$3,606	$10,898	$12,546	$31,617	$36,971

Geographic region (based on unpaid principal balance)
California	$6,555	$7,899	$3,716	$4,396	$797	$899	$6,225	$7,128	$17,293	$20,322
Florida	1,137	1,306	428	501	296	332	878	1,026	2,739	3,165
New York	607	697	457	515	330	363	628	711	2,022	2,286
Washington	532	673	135	167	61	68	238	290	966	1,198
Illinois	273	314	200	226	161	178	249	282	883	1,000
New Jersey	242	280	178	210	110	125	336	401	866	1,016
Massachusetts	79	94	149	173	98	110	307	346	633	723
Maryland	57	64	129	144	132	145	232	267	550	620
Arizona	203	241	106	124	60	68	156	181	525	614
Virginia	66	77	123	142	51	56	280	314	520	589
All other	1,269	1,547	881	1,029	1,101	1,262	1,369	1,600	4,620	5,438
Total unpaid principal balance	$11,020	$13,192	$6,502	$7,627	$3,197	$3,606	$10,898	$12,546	$31,617	$36,971

(a)	Carrying value includes the effect of fair value adjustments that were applied to the consumer PCI portfolio at the date of acquisition.

(b)
Management concluded, as part of the Firm’s regular assessment of the PCI loan pools, that it was probable that higher expected credit losses would result in a decrease in expected cash flows. As a result, an allowance for loan losses for impairment of these pools has been recognized.

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

(d)	Refreshed FICO scores represent each borrower’s most recent credit score, which is obtained by the Firm on at least a quarterly basis.

224	JPMorgan Chase & Co./2017 Annual Report

Approximately 25% of the PCI home equity portfolio are senior lien loans; the remaining balance are junior lien HELOANs or HELOCs. The following table sets forth delinquency statistics for PCI junior lien home equity loans and lines of credit based on the unpaid principal balance as of December 31, 2017 and 2016.

	Total loans		Total 30+ day delinquency rate
December 31,	2017	2016	2017	2016
(in millions, except ratios)
HELOCs:(a)
Within the revolving period(b)	$51	$2,126	1.96%	3.67%
Beyond the revolving period(c)	7,875	7,452	4.63	4.03
HELOANs	360	465	5.28	5.38
Total	$8,286	$10,043	4.65%	4.01%

(a)	In general, these HELOCs are revolving loans for a 10-year period, after which time the HELOC converts to an interest-only loan with a balloon payment at the end of the loan’s term.

(b)	Substantially all undrawn HELOCs within the revolving period have been closed.

(c)	Includes loans modified into fixed rate amortizing loans.
The table below sets forth the accretable yield activity for the Firm’s PCI consumer loans for the years ended December 31, 2017, 2016 and 2015, and represents the Firm’s estimate of gross interest income expected to be earned over the remaining life of the PCI loan portfolios. The table excludes the cost to fund the PCI portfolios, and therefore the accretable yield does not represent net interest income expected to be earned on these portfolios.

Year ended December 31, (in millions, except ratios)	Total PCI
	2017	2016	2015
Beginning balance	$11,768	$13,491	$14,592
Accretion into interest income	(1,396)	(1,555)	(1,700)
Changes in interest rates on variable-rate loans	503	260	279
Other changes in expected cash flows(a)	284	(428)	230
Reclassification from nonaccretable difference(b)	—	—	90
Balance at December 31	$11,159	$11,768	$13,491
Accretable yield percentage	4.53%	4.35%	4.20%

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

Active and suspended foreclosure
At December 31, 2017 and 2016, the Firm had PCI residential real estate loans with an unpaid principal balance of $1.3 billion and $1.7 billion, respectively, that were not included in REO, but were in the process of active or suspended foreclosure.

JPMorgan Chase & Co./2017 Annual Report	225

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
While the borrower’s credit score is another general indicator of credit quality, the Firm does not view credit scores as a primary indicator of credit quality because the borrower’s credit score tends to be a lagging indicator. The distribution of such scores provides a general indicator of credit quality trends within the portfolio; however, the score does not capture all factors that would be predictive of future credit performance. Refreshed FICO score information, which is obtained at least quarterly, for a statistically significant random sample of the credit card portfolio is indicated in the following table. FICO is considered to be the industry benchmark for credit scores.
The Firm generally originates new card accounts to prime consumer borrowers. However, certain cardholders’ FICO scores may decrease over time, depending on the performance of the cardholder and changes in credit score calculation.

The table below sets forth information about the Firm’s credit card loans.

As of or for the year ended December 31, (in millions, except ratios)	2017	2016
Net charge-offs	$4,123	$3,442
% of net charge-offs to retained loans	2.95%	2.63%
Loan delinquency
Current and less than 30 days past due and still accruing	$146,704	$139,434
30–89 days past due and still accruing	1,305	1,134
90 or more days past due and still accruing	1,378	1,143
Total retained credit card loans	$149,387	$141,711
Loan delinquency ratios
% of 30+ days past due to total retained loans	1.80%	1.61%
% of 90+ days past due to total retained loans	0.92	0.81
Credit card loans by geographic region
California	$22,245	$20,571
Texas	14,200	13,220
New York	13,021	12,249
Florida	9,138	8,585
Illinois	8,585	8,189
New Jersey	6,506	6,271
Ohio	4,997	4,906
Pennsylvania	4,883	4,787
Colorado	4,006	3,699
Michigan	3,826	3,741
All other	57,980	55,493
Total retained credit card loans	$149,387	$141,711
Percentage of portfolio based on carrying value with estimated refreshed FICO scores
Equal to or greater than 660	84.0%	84.4%
Less than 660	14.6	14.2
No FICO available	1.4	1.4

226	JPMorgan Chase & Co./2017 Annual Report

Credit card impaired loans and loan modifications
The table below sets forth information about the Firm’s impaired credit card loans. All of these loans are considered to be impaired as they have been modified in TDRs.

December 31, (in millions)	2017	2016
Impaired credit card loans with an allowance(a)(b)
Credit card loans with modified payment terms(c)	$1,135	$1,098
Modified credit card loans that have reverted to pre-modification payment terms(d)	80	142
Total impaired credit card loans(e)	$1,215	$1,240
Allowance for loan losses related to impaired credit card loans	$383	$358

(a)	The carrying value and the unpaid principal balance are the same for credit card impaired loans.

(b)	There were no impaired loans without an allowance.

(c)	Represents credit card loans outstanding to borrowers enrolled in a credit card modification program as of the date presented.

(d)
Represents credit card loans that were modified in TDRs but that have subsequently reverted back to the loans’ pre-modification payment terms. At December 31, 2017 and 2016, $43 million and $94 million, respectively, of loans have reverted back to the pre-modification payment terms of the loans due to noncompliance with the terms of the modified loans. The remaining $37 million and $48 million at December 31, 2017 and 2016, respectively, of these loans are to borrowers who have successfully completed a short-term modification program. The Firm continues to report these loans as TDRs since the borrowers’ credit lines remain closed.

(e)	Predominantly all impaired credit card loans are in the U.S.
The following table presents average balances of impaired credit card loans and interest income recognized on those loans.

Year ended December 31, (in millions)	2017	2016	2015
Average impaired credit card loans	$1,214	$1,325	$1,710
Interest income on impaired credit card loans	59	63	82
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

If the cardholder does not comply with the modified payment terms, then the credit card loan continues to age and will ultimately be charged-off in accordance with the Firm’s standard charge-off policy. In most cases, the Firm does not reinstate the borrower’s line of credit.
New enrollments in these loan modification programs for the years ended December 31, 2017, 2016 and 2015, were $756 million, $636 million and $638 million, respectively.
Financial effects of modifications and redefaults
The following table provides information about the financial effects of the concessions granted on credit card loans modified in TDRs and redefaults for the periods presented.

Year ended December 31, (in millions, except weighted-average data)	2017	2016	2015
Weighted-average interest rate of loans – before TDR	16.58%	15.56%	15.08%
Weighted-average interest rate of loans – after TDR	4.88	4.76	4.40
Loans that redefaulted within one year of modification(a)	$75	$79	$85

(a)
Represents loans modified in TDRs that experienced a payment default in the periods presented, and for which the payment default occurred within one year of the modification. The amounts presented represent the balance of such loans as of the end of the quarter in which they defaulted.

For credit card loans modified in TDRs, a substantial portion of these loans are expected to be charged-off in accordance with the Firm’s standard charge-off policy. Based on historical experience, the estimated weighted-average default rate for modified credit card loans was expected to be 31.54%, 28.87% and 25.61% as of December 31, 2017, 2016 and 2015, respectively.

JPMorgan Chase & Co./2017 Annual Report	227

Notes to consolidated financial statements

Wholesale loan portfolio
Wholesale loans include loans made to a variety of clients, ranging from large corporate and institutional clients to high-net-worth individuals.
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
As noted above, the risk rating of a loan considers the industry in which the obligor conducts its operations. As part of the overall credit risk management framework, the Firm focuses on the management and diversification of its industry and client exposures, with particular attention paid to industries with actual or potential credit concern. See Note 4 for further detail on industry concentrations.

228	JPMorgan Chase & Co./2017 Annual Report

The table below provides information by class of receivable for the retained loans in the Wholesale portfolio segment.
In 2017 the Firm revised its methodology for the assignment of industry classifications, to better monitor and manage concentrations. This largely resulted in the re-assignment of holding companies from Other to the industry of risk category based on the primary business activity of the holding company's underlying entities. In the tables and industry discussions below, the prior period amounts have been revised to conform with the current period presentation.
Below are summaries of the Firm’s exposures as of December 31, 2017 and 2016. For additional information on industry concentrations, see Note 4.

As of or for the year ended December 31, (in millions, except ratios)	Commercial and industrial		Real estate		Financial institutions		Government agencies		Other(d)		Total retained loans
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Loans by risk ratings
Investment-grade	$68,071	$65,687	$98,467	$88,649	$26,791	$24,294	$15,140	$15,935	$103,212	$95,358	$311,681	$289,923
Noninvestment- grade:
Noncriticized	46,558	47,531	14,335	16,155	13,071	11,075	369	439	9,988	9,360	84,321	84,560
Criticized performing	3,983	6,186	710	798	210	200	—	6	259	163	5,162	7,353
Criticized nonaccrual	1,357	1,491	136	200	2	9	—	—	239	254	1,734	1,954
Total noninvestment- grade	51,898	55,208	15,181	17,153	13,283	11,284	369	445	10,486	9,777	91,217	93,867
Total retained loans	$119,969	$120,895	$113,648	$105,802	$40,074	$35,578	$15,509	$16,380	$113,698	$105,135	$402,898	$383,790
% of total criticized to total retained loans	4.45%	6.35%	0.74%	0.94%	0.53%	0.59%	—	0.04%	0.44%	0.40%	1.71%	2.43%
% of nonaccrual loans to total retained loans	1.13	1.23	0.12	0.19	—	0.03	—	—	0.21	0.24	0.43	0.51
Loans by geographic distribution(a)
Total non-U.S.	$28,470	$30,563	$3,101	$3,302	$16,790	$15,147	$2,906	$3,726	$44,112	$38,776	$95,379	$91,514
Total U.S.	91,499	90,332	110,547	102,500	23,284	20,431	12,603	12,654	69,586	66,359	307,519	292,276
Total retained loans	$119,969	$120,895	$113,648	$105,802	$40,074	$35,578	$15,509	$16,380	$113,698	$105,135	$402,898	$383,790

Net charge-offs/(recoveries)	$117	$345	$(4)	$(7)	$6	$(1)	$5	$(1)	$(5)	$5	$119	$341
% of net charge-offs/(recoveries) to end-of-period retained loans	0.10%	0.28%	—%	(0.01)%	0.01%	(0.01)%	0.03%	(0.01)%	—%	0.01%	0.03%	0.09%

Loan delinquency(b)
Current and less than 30 days past due and still accruing	$118,288	$119,050	$113,258	$105,396	$40,042	$35,523	$15,493	$16,269	$112,559	$104,280	$399,640	$380,518
30–89 days past due and still accruing	216	268	242	204	15	25	12	107	898	582	1,383	1,186
90 or more days past due and still accruing(c)	108	86	12	2	15	21	4	4	2	19	141	132
Criticized nonaccrual	1,357	1,491	136	200	2	9	—	—	239	254	1,734	1,954
Total retained loans	$119,969	$120,895	$113,648	$105,802	$40,074	$35,578	$15,509	$16,380	$113,698	$105,135	$402,898	$383,790

(a)	The U.S. and non-U.S. distribution is determined based predominantly on the domicile of the borrower.

(b)
The credit quality of wholesale loans is assessed primarily through ongoing review and monitoring of an obligor’s ability to meet contractual obligations rather than relying on the past due status, which is generally a lagging indicator of credit quality.

(c)	Represents loans that are considered well-collateralized and therefore still accruing interest.

(d)	Other includes individuals, SPEs, holding companies, and private education and civic organizations. For more information on exposures to SPEs, see Note 14.

JPMorgan Chase & Co./2017 Annual Report	229

Notes to consolidated financial statements

The following table presents additional information on the real estate class of loans within the Wholesale portfolio for the periods indicated. Exposure consists primarily of secured commercial loans, of which multifamily is the largest segment. Multifamily lending finances acquisition, leasing and construction of apartment buildings, and includes exposure to real estate investment trusts (“REITs”). Other commercial lending largely includes financing for acquisition, leasing and construction, largely for office, retail and industrial real estate, and includes exposure to REITs. Included in real estate loans is $10.8 billion and $9.2 billion as of December 31, 2017 and 2016, respectively, of construction and development exposure consisting of loans originally purposed for construction and development, general purpose loans for builders, as well as loans for land subdivision and pre-development.

December 31, (in millions, except ratios)	Multifamily		Other Commercial		Total real estate loans
	2017	2016	2017	2016	2017	2016
Real estate retained loans	$77,597	$72,143	$36,051	$33,659	$113,648	$105,802
Criticized	491	539	355	459	846	998
% of criticized to total real estate retained loans	0.63%	0.75%	0.98%	1.36%	0.74%	0.94%
Criticized nonaccrual	$44	$57	$92	$143	$136	$200
% of criticized nonaccrual to total real estate retained loans	0.06%	0.08%	0.26%	0.42%	0.12%	0.19%

Wholesale impaired loans and loan modifications
Wholesale impaired loans consist of loans that have been placed on nonaccrual status and/or that have been modified in a TDR. All impaired loans are evaluated for an asset-specific allowance as described in Note 13.
The table below sets forth information about the Firm’s wholesale impaired loans.

December 31, (in millions)	Commercial and industrial		Real estate		Financial institutions		Government agencies		Other		Total retained loans
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016	2017		2016
Impaired loans
With an allowance	$1,170	$1,127	$78	$124	$93	$9	$—	$—	$168	$180	$1,509		$1,440
Without an allowance(a)	228	414	60	87	—	—	—	—	70	76	358		577
Total impaired loans	$1,398	$1,541	$138	$211	$93	$9	$—	$—	$238	$256	$1,867	(c)	$2,017	(c)
Allowance for loan losses related to impaired loans	$404	$258	$11	$18	$4	$3	$—	$—	$42	$63	$461		$342
Unpaid principal balance of impaired loans(b)	1,604	1,754	201	295	94	12	—	—	255	284	2,154		2,345

(a)
When the discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, the loan does not require an allowance. This typically occurs when the impaired loans have been partially charged-off and/or there have been interest payments received and applied to the loan balance.

(b)
Represents the contractual amount of principal owed at December 31, 2017 and 2016. The unpaid principal balance differs from the impaired loan balances due to various factors, including charge-offs; interest payments received and applied to the carrying value; net deferred loan fees or costs; and unamortized discount or premiums on purchased loans.

(c)	Based upon the domicile of the borrower, largely consists of loans in the U.S.

The following table presents the Firm’s average impaired loans for the years ended 2017, 2016 and 2015.

Year ended December 31, (in millions)	2017	2016	2015
Commercial and industrial	$1,145	$1,480	$453
Real estate	164	217	250
Financial institutions	20	13	13
Government agencies	—	—	—
Other	231	213	129
Total(a)	$1,560	$1,923	$845

(a)	The related interest income on accruing impaired loans and interest income recognized on a cash basis were not material for the years ended December 31, 2017, 2016 and 2015.

Certain loan modifications are considered to be TDRs as they provide various concessions to borrowers who are experiencing financial difficulty. All TDRs are reported as impaired loans in the tables above. TDRs were $614 million and $733 million as of December 31, 2017 and 2016.

230	JPMorgan Chase & Co./2017 Annual Report

Note 13 – Allowance for credit losses
JPMorgan Chase’s allowance for loan losses represents management’s estimate of probable credit losses inherent in the Firm’s retained loan portfolio, which consists of the two consumer portfolio segments (primarily scored) and the wholesale portfolio segment (risk-rated). The allowance for loan losses includes a formula-based component, an asset-specific component, and a component related to PCI loans, as described below. Management also estimates an allowance for wholesale and certain consumer lending-related commitments using methodologies similar to those used to estimate the allowance on the underlying loans.
During the second quarter of 2017, the Firm refined its credit loss estimates relating to the wholesale portfolio by incorporating the use of internal historical data versus external credit rating agency default statistics to estimate PD. In addition, an adjustment to the statistical calculation for wholesale lending-related commitments was incorporated similar to the adjustment applied for wholesale loans. The impacts of these refinements were not material to the allowance for credit losses.
The Firm’s policies used to determine its allowance for credit losses are described in the following paragraphs.
Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowances for loan losses and lending-related commitments in future periods. At least quarterly, the allowance for credit losses is reviewed by the CRO, the CFO and the Controller of the Firm and discussed with the DRPC and the Audit Committee. As of December 31, 2017, JPMorgan Chase deemed the allowance for credit losses to be appropriate (i.e., sufficient to absorb probable credit losses inherent in the portfolio).
Formula-based component
The formula-based component is based on a statistical calculation to provide for incurred credit losses in all consumer loans and performing risk-rated loans. All loans restructured in TDRs as well as any impaired risk-rated loans have an allowance assessed as part of the asset-specific component, while PCI loans have an allowance assessed as part of the PCI component. See Note 12 for more information on TDRs, Impaired loans and PCI loans.
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
The statistical calculation is then adjusted to take into consideration model imprecision, external factors and current economic events that have occurred but that are not yet reflected in the factors used to derive the statistical calculation; these adjustments are accomplished in part by analyzing the historical loss experience for each major product segment. However, it is difficult to predict whether historical loss experience is indicative of future loss levels. Management applies judgment in making this adjustment, taking into account uncertainties associated with current macroeconomic and political conditions, quality of underwriting standards, borrower behavior, and other relevant internal and external factors affecting the credit quality of the portfolio. In certain instances, the interrelationships between these factors create further uncertainties. The application of different inputs into the statistical calculation, and the assumptions used by management to adjust the statistical calculation, are subject to management judgment, and emphasizing one input or assumption over another, or considering other inputs or assumptions, could affect the estimate of the allowance for credit losses for the consumer credit portfolio.
Overall, the allowance for credit losses for consumer portfolios is sensitive to changes in the economic environment (e.g., unemployment rates), delinquency rates, the realizable value of collateral (e.g., housing prices), FICO scores, borrower behavior and other risk factors. While all of these factors are important determinants of overall allowance levels, changes in the various factors may not occur at the same time or at the same rate, or changes may be directionally inconsistent such that improvement in one factor may offset deterioration in another. In addition, changes in these factors would not necessarily be consistent across all geographies or product types. Finally, it is difficult to predict the extent to which changes in these factors would ultimately affect the frequency of losses, the severity of losses or both.

JPMorgan Chase & Co./2017 Annual Report	231

Notes to consolidated financial statements

Formula-based component - Wholesale loans and lending-related commitments
The Firm’s methodology for determining the allowance for loan losses and the allowance for lending-related commitments involves the early identification of credits that are deteriorating. The formula-based component of the allowance for wholesale loans and lending-related commitments is calculated by applying statistical credit loss factors (estimated PD and LGD) to the recorded investment balances or loan-equivalent over a loss emergence period to arrive at an estimate of incurred credit losses in the portfolio. Estimated loss emergence periods may vary by funded versus unfunded status of the instrument and may change over time.
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
A PD estimate is determined based on the Firm’s history of defaults over more than one credit cycle.
LGD estimate is a judgment-based estimate assigned to each loan or lending-related commitment. The estimate represents the amount of economic loss if the obligor were to default. The type of obligor, quality of collateral, and the seniority of the Firm’s lending exposure in the obligor’s capital structure affect LGD.
The Firm applies judgment in estimating PD, LGD, loss emergence period and loan-equivalent used in calculating the allowance for credit losses. Estimates of PD, LGD, loss emergence period and loan-equivalent used are subject to periodic refinement based on any changes to underlying external or Firm-specific historical data. Changes to the time period used for PD and LGD estimates could also affect the allowance for credit losses. The use of different inputs, estimates or methodologies could change the amount of the allowance for credit losses determined appropriate by the Firm.
In addition to the statistical credit loss estimates applied to the wholesale portfolio, management applies its judgment to adjust the statistical estimates for wholesale loans and lending-related commitments, taking into consideration model imprecision, external factors and economic events that have occurred but are not yet reflected in the loss factors. Historical experience of both LGD and PD are considered when estimating these adjustments. Factors related to concentrated and deteriorating industries also are incorporated where relevant. These estimates are based on management’s view of uncertainties that relate to current macroeconomic conditions, quality of underwriting standards and other relevant internal and external factors affecting the credit quality of the current portfolio.
Asset-specific component
The asset-specific component of the allowance relates to loans considered to be impaired, which includes loans that have been modified in TDRs as well as risk-rated loans that have been placed on nonaccrual status. To determine the asset-specific component of the allowance, larger risk-rated loans (primarily loans in the wholesale portfolio segment) are evaluated individually, while smaller loans (both risk-rated and scored) are evaluated as pools using historical loss experience for the respective class of assets.
The Firm generally measures the asset-specific allowance as the difference between the recorded investment in the loan and the present value of the cash flows expected to be collected, discounted at the loan’s original effective interest rate. Subsequent changes in impairment are reported as an adjustment to the allowance for loan losses. In certain cases, the asset-specific allowance is determined using an observable market price, and the allowance is measured as the difference between the recorded investment in the loan and the loan’s fair value. Collateral-dependent loans are charged down to the fair value of collateral less costs to sell. For any of these impaired loans, the amount of the asset-specific allowance required to be recorded, if any, is dependent upon the recorded investment in the loan (including prior charge-offs), and either the expected cash flows or fair value of collateral. See Note 12 for more information about charge-offs and collateral-dependent loans.
The asset-specific component of the allowance for impaired loans that have been modified in TDRs (including forgone interest, principal forgiveness, as well as other concessions) incorporates the effect of the modification on the loan’s expected cash flows, which considers the potential for redefault. For residential real estate loans modified in TDRs, the Firm develops product-specific probability of default estimates, which are applied at a loan level to compute expected losses. In developing these probabilities of default, the Firm considers the relationship between the credit quality characteristics of the underlying loans and certain assumptions about home prices and unemployment, based upon industry-wide data. The Firm also considers its own historical loss experience to-date based on actual redefaulted modified loans. For credit card loans modified in TDRs, expected losses incorporate projected redefaults based on the Firm’s historical experience by type of modification program. For wholesale loans modified in TDRs, expected losses incorporate management’s expectation of the borrower’s ability to repay under the modified terms.

232	JPMorgan Chase & Co./2017 Annual Report

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

PCI loans
In connection with the acquisition of certain PCI loans, which are accounted for as described in Note 12, the allowance for loan losses for the PCI portfolio is based on quarterly estimates of the amount of principal and interest cash flows expected to be collected over the estimated remaining lives of the loans.
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

JPMorgan Chase & Co./2017 Annual Report	233

Notes to consolidated financial statements

Allowance for credit losses and related information
The table below summarizes information about the allowances for loan losses and lending-relating commitments, and includes a breakdown of loans and lending-related commitments by impairment methodology.

	2017
Year ended December 31, (in millions)	Consumer, excluding credit card	Credit card		Wholesale	Total
Allowance for loan losses
Beginning balance at January 1,	$5,198	$4,034		$4,544	$13,776
Gross charge-offs	1,779	4,521		212	6,512
Gross recoveries	(634)	(398)		(93)	(1,125)
Net charge-offs	1,145	4,123		119	5,387
Write-offs of PCI loans(a)	86	—		—	86
Provision for loan losses	613	4,973		(286)	5,300
Other	(1)	—		2	1
Ending balance at December 31,	$4,579	$4,884		$4,141	$13,604

Allowance for loan losses by impairment methodology
Asset-specific(b)	$246	$383	(c)	$461	$1,090
Formula-based	2,108	4,501		3,680	10,289
PCI	2,225	—		—	2,225
Total allowance for loan losses	$4,579	$4,884		$4,141	$13,604

Loans by impairment methodology
Asset-specific	$8,036	$1,215		$1,867	$11,118
Formula-based	333,941	148,172		401,028	883,141
PCI	30,576	—		3	30,579
Total retained loans	$372,553	$149,387		$402,898	$924,838

Impaired collateral-dependent loans
Net charge-offs	$64	$—		$31	$95
Loans measured at fair value of collateral less cost to sell	2,133	—		233	2,366

Allowance for lending-related commitments
Beginning balance at January 1,	$26	$—		$1,052	$1,078
Provision for lending-related commitments	7	—		(17)	(10)
Other	—	—		—	—
Ending balance at December 31,	$33	$—		$1,035	$1,068

Allowance for lending-related commitments by impairment methodology
Asset-specific	$—	$—		$187	$187
Formula-based	33	—		848	881
Total allowance for lending-related commitments	$33	$—		$1,035	$1,068

Lending-related commitments by impairment methodology
Asset-specific	$—	$—		$731	$731
Formula-based	48,553	572,831		369,367	990,751
Total lending-related commitments	$48,553	$572,831		$370,098	$991,482

(a)
Write-offs of PCI loans are recorded against the allowance for loan losses when actual losses for a pool exceed estimated losses that were recorded as purchase accounting adjustments at the time of acquisition. A write-off of a PCI loan is recognized when the underlying loan is removed from a pool.

(b)	Includes risk-rated loans that have been placed on nonaccrual status and all loans that have been modified in a TDR.

(c)
The asset-specific credit card allowance for loan losses is related to loans that have been modified in a TDR; such allowance is calculated based on the loans’ original contractual interest rates and does not consider any incremental penalty rates.

(d)	The prior period amounts have been revised to conform with the current period presentation.

234	JPMorgan Chase & Co./2017 Annual Report

(table continued from previous page)
2016							2015
Consumer, excluding credit card		Credit card		Wholesale	Total		Consumer, excluding credit card		Credit card		Wholesale	Total

$5,806		$3,434		$4,315	$13,555		$7,050		$3,439		$3,696	$14,185
1,500		3,799		398	5,697		1,658		3,488		95	5,241
(591)		(357)		(57)	(1,005)		(704)		(366)		(85)	(1,155)
909		3,442		341	4,692		954		3,122		10	4,086
156		—		—	156		208		—		—	208
467		4,042		571	5,080		(82)		3,122		623	3,663
(10)		—		(1)	(11)		—		(5)		6	1
$5,198		$4,034		$4,544	$13,776		$5,806		$3,434		$4,315	$13,555

$308		$358	(c)	$342	$1,008		$364		$460	(c)	$274	$1,098
2,579		3,676		4,202	10,457		2,700		2,974		4,041	9,715
2,311		—		—	2,311		2,742		—		—	2,742
$5,198		$4,034		$4,544	$13,776		$5,806		$3,434		$4,315	$13,555

$8,940		$1,240		$2,017	$12,197		$9,606		$1,465		$1,024	$12,095
319,787		140,471		381,770	842,028		293,751		129,922		356,022	779,695
35,679		—		3	35,682		40,998		—		4	41,002
$364,406		$141,711		$383,790	$889,907		$344,355		$131,387		$357,050	$832,792

$98		$—		$7	$105		$104		$—		$16	$120
2,391		—		300	2,691		2,566		—		283	2,849

$14		$—		$772	$786		$13		$—		$609	$622
—		—		281	281		1		—		163	164
12		—		(1)	11		—		—		—	—
$26		$—		$1,052	$1,078		$14		$—		$772	$786

$—		$—		$169	$169		$—		$—		$73	$73
26		—		883	909		14		—		699	713
$26		$—		$1,052	$1,078		$14		$—		$772	$786

$—		$—		$506	$506		$—		$—		$193	$193
53,247	(d)	553,891		367,508	974,646	(d)	56,865	(d)	515,518		366,206	938,589	(d)
$53,247	(d)	$553,891		$368,014	$975,152	(d)	$56,865	(d)	$515,518		$366,399	$938,782	(d)

JPMorgan Chase & Co./2017 Annual Report	235

Notes to consolidated financial statements

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

Line of Business	Transaction Type	Activity	Annual Report page references
CCB	Credit card securitization trusts	Securitization of originated credit card receivables	236-237
	Mortgage securitization trusts	Servicing and securitization of both originated and purchased residential mortgages	237-239
CIB	Mortgage and other securitization trusts	Securitization of both originated and purchased residential and commercial mortgages and other consumer loans	237-239
	Multi-seller conduits	Assist clients in accessing the financial markets in a cost-efficient manner and structures transactions to meet investor needs	239
	Municipal bond vehicles	Financing of municipal bond investments	239-240
The Firm’s other business segments are also involved with VIEs (both third-party and Firm-sponsored), but to a lesser extent, as follows:

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

•
Commercial Banking: CB provides financing and lending-related services to a wide spectrum of clients, including certain third party-sponsored entities that may meet the definition of a VIE. CB does not control the activities of these entities and does not consolidate these entities. CB’s maximum loss exposure, regardless of whether the entity is a VIE, is generally limited to loans and lending-related commitments which are reported and disclosed in the same manner as any other third-party transaction.

•
Corporate: Corporate is involved with entities that may meet the definition of VIEs; however these entities are generally subject to specialized investment company accounting, which does not require the consolidation of investments, including VIEs. In addition, Treasury and CIO invest in securities generally issued by third parties which may meet the definition of VIEs (e.g., issuers of asset-backed securities). In general, the Firm does not have the power to direct the significant activities of these entities and therefore does not consolidate these entities. See Note 10 for further information on the Firm’s investment securities portfolio.

In addition, CIB also invests in and provides financing and other services to VIEs sponsored by third parties. See pages 241-242 of this Note for more information on the VIEs sponsored by third parties.
Significant Firm-sponsored variable interest entities
Credit card securitizations
CCB’s Card business securitizes originated credit card loans, primarily through the Chase Issuance Trust (the “Trust”). The Firm’s continuing involvement in credit card securitizations includes servicing the receivables, retaining an undivided seller’s interest in the receivables, retaining certain senior and subordinated securities and maintaining escrow accounts.
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
The agreements with the credit card securitization trusts require the Firm to maintain a minimum undivided interest in the credit card trusts (generally 5%). As of December 31, 2017 and 2016, the Firm held undivided interests in Firm-sponsored credit card securitization trusts of $15.8 billion and $8.9 billion, respectively. The Firm maintained an average undivided interest in principal receivables owned by those trusts of approximately 26% and 16% for the years ended December 31, 2017 and 2016. As of both

236	JPMorgan Chase & Co./2017 Annual Report

December 31, 2017 and 2016, the Firm did not retain any senior securities and retained $4.5 billion and $5.3 billion of subordinated securities in certain of its credit card securitization trusts as of December 31, 2017 and 2016, respectively. The Firm’s undivided interests in the credit card trusts and securities retained are eliminated in consolidation.
Firm-sponsored mortgage and other securitization trusts

The Firm securitizes (or has securitized) originated and purchased residential mortgages, commercial mortgages and other consumer loans primarily in its CCB and CIB businesses. Depending on the particular transaction, as well as the respective business involved, the Firm may act as the servicer of the loans and/or retain certain beneficial interests in the securitization trusts.

The following table presents the total unpaid principal amount of assets held in Firm-sponsored private-label securitization entities, including those in which the Firm has continuing involvement, and those that are consolidated by the Firm. Continuing involvement includes servicing the loans, holding senior interests or subordinated interests (including amounts required to be held pursuant to credit risk retention rules), recourse or guarantee arrangements, and derivative transactions. In certain instances, the Firm’s only continuing involvement is servicing the loans. See Securitization activity on page 242 of this Note for further information regarding the Firm’s cash flows with and interests retained in nonconsolidated VIEs, and page 243 of this Note for information on the Firm’s loan sales to U.S. government agencies.

	Principal amount outstanding			JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
December 31, 2017 (in millions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	Securities	Other financial assets	Total interests held by JPMorgan Chase
Securitization-related(a)
Residential mortgage:
Prime/Alt-A and option ARMs	$68,874	$3,615	$52,280	$410	$943	$—	$1,353
Subprime	18,984	7	17,612	93	—	—	93
Commercial and other(b)	94,905	63	63,411	745	1,133	157	2,035
Total	$182,763	$3,685	$133,303	$1,248	$2,076	$157	$3,481

	Principal amount outstanding			JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
December 31, 2016(in millions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	Securities	Other financial assets	Total interests held by JPMorgan Chase
Securitization-related(a)
Residential mortgage:
Prime/Alt-A and option ARMs	$76,789	$4,209	$57,543	$226	$1,334	$—	$1,560
Subprime	21,542	—	19,903	76	—	—	76
Commercial and other(b)	101,265	107	71,464	509	2,064	—	2,573
Total	$199,596	$4,316	$148,910	$811	$3,398	$—	$4,209

(a)	Excludes U.S. government agency securitizations and re-securitizations, which are not Firm-sponsored. See page 243 of this Note for information on the Firm’s loan sales to U.S. government agencies.

(b)	Consists of securities backed by commercial loans (predominantly real estate) and non-mortgage-related consumer receivables purchased from third parties.

(c)
Excludes the following: retained servicing (see Note 15 for a discussion of MSRs); securities retained from loan sales to U.S. government agencies; interest rate and foreign exchange derivatives primarily used to manage interest rate and foreign exchange risks of securitization entities (See Note 5 for further information on derivatives); senior and subordinated securities of $88 million and $48 million, respectively, at December 31, 2017, and $180 million and $49 million, respectively, at December 31, 2016, which the Firm purchased in connection with CIB’s secondary market-making activities.

(d)	Includes interests held in re-securitization transactions.

(e)
As of December 31, 2017 and 2016, 61% and 61%, respectively, of the Firm’s retained securitization interests, which are predominantly carried at fair value and include amounts required to be held pursuant to credit risk retention rules, were risk-rated “A” or better, on an S&P-equivalent basis. The retained interests in prime residential mortgages consisted of $1.3 billion and $1.5 billion of investment-grade and $48 million and $77 million of noninvestment-grade retained interests at December 31, 2017 and 2016, respectively. The retained interests in commercial and other securitizations trusts consisted of $1.6 billion and $2.4 billion of investment-grade and $412 million and $210 million of noninvestment-grade retained interests at December 31, 2017 and 2016, respectively.

JPMorgan Chase & Co./2017 Annual Report	237

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
In addition, CIB engages in underwriting and trading activities involving securities issued by Firm-sponsored securitization trusts. As a result, CIB at times retains senior and/or subordinated interests (including residual interests and amounts required to be held pursuant to credit risk retention rules) in residential mortgage securitizations at the time of securitization, and/or reacquires positions in the secondary market in the normal course of business. In certain instances, as a result of the positions retained or reacquired by CIB or held by CCB, when considered together with the servicing arrangements entered into by CCB, the Firm is deemed to be the primary beneficiary of certain securitization trusts. See the table on page 241 of this Note for more information on consolidated residential mortgage securitizations.
The Firm does not consolidate a residential mortgage securitization (Firm-sponsored or third-party-sponsored) when it is not the servicer (and therefore does not have the power to direct the most significant activities of the trust) or does not hold a beneficial interest in the trust that could potentially be significant to the trust. See the table on page 241 of this Note for more information on the consolidated residential mortgage securitizations, and the table on the previous page of this Note for further information on interests held in nonconsolidated residential mortgage securitizations.
Commercial mortgages and other consumer securitizations
CIB originates and securitizes commercial mortgage loans, and engages in underwriting and trading activities involving the securities issued by securitization trusts. CIB may retain unsold senior and/or subordinated interests (including amounts required to be held pursuant to credit risk retention rules) in commercial mortgage securitizations at the time of securitization but, generally, the Firm does not service commercial loan securitizations. For commercial mortgage securitizations the power to direct the significant activities of the VIE generally is held by the servicer or investors in a specified class of securities (“controlling class”). The Firm generally does not retain an interest in the controlling class in its sponsored commercial mortgage securitization transactions. See the table on page 241 of this Note for more information on the consolidated commercial mortgage securitizations, and the table on the previous page of this Note for further information on interests held in nonconsolidated securitizations.

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
The following table presents the principal amount of securities transferred to re-securitization VIEs.

Year ended December 31, (in millions)	2017	2016	2015
Transfers of securities to VIEs
Firm-sponsored private-label	$—	$647	$777
Agency	$12,617	$11,241	$21,908
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

238	JPMorgan Chase & Co./2017 Annual Report

The following table presents information on nonconsolidated re-securitization VIEs.

Year ended December 31, (in millions)	2017	2016
Firm-sponsored private-label
Assets held in VIEs with continuing involvement(a)	783	875
Interest in VIEs	29	43
Agency
Interest in VIEs	2,250	1,986

(a)	Represents the principal amount and includes the notional amount of interest-only securities.
As of December 31, 2017 and 2016, the Firm did not consolidate any agency re-securitizations or any Firm-sponsored private-label re-securitizations.
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
The Firm consolidates its Firm-administered multi-seller conduits, as the Firm has both the power to direct the significant activities of the conduits and a potentially significant economic interest in the conduits. As administrative agent and in its role in structuring transactions, the Firm makes decisions regarding asset types and credit quality, and manages the commercial paper funding needs of the conduits. The Firm’s interests that could potentially be significant to the VIEs include the fees received as administrative agent and liquidity and program-wide credit enhancement provider, as well as the potential exposure created by the liquidity and credit enhancement facilities provided to the conduits. See page 241 of this Note for further information on consolidated VIE assets and liabilities.
In the normal course of business, JPMorgan Chase makes markets in and invests in commercial paper issued by the Firm-administered multi-seller conduits. The Firm held $20.4 billion and $21.2 billion of the commercial paper issued by the Firm-administered multi-seller conduits at December 31, 2017 and 2016, respectively, which have been eliminated in consolidation. The Firm’s investments reflect the Firm’s funding needs and capacity and were not driven by market illiquidity. Other than the amounts required to be held pursuant to credit risk retention rules, the Firm is not obligated under any agreement to purchase the commercial paper issued by the Firm-administered multi-seller conduits.
Deal-specific liquidity facilities, program-wide liquidity and credit enhancement provided by the Firm have been eliminated in consolidation. The Firm or the Firm-administered multi-seller conduits provide lending-related commitments to certain clients of the Firm-administered multi-seller conduits. The unfunded commitments were $8.8 billion and $7.4 billion at December 31, 2017 and 2016, respectively, and are reported as off-balance sheet lending-related commitments. For more information on off-balance sheet lending-related commitments, see Note 27.
Municipal bond vehicles
Municipal bond vehicles or tender option bond (“TOB”) trusts allow institutions to finance their municipal bond investments at short-term rates. In a typical TOB transaction, the trust purchases highly rated municipal bond(s) of a single issuer and funds the purchase by issuing two types of securities: (1) puttable floating-rate certificates (“Floaters”) and (2) inverse floating-rate residual interests (“Residuals”). The Floaters are typically purchased by money market funds or other short-term investors and may be tendered, with requisite notice, to the TOB trust. The Residuals are retained by the investor seeking to finance its municipal bond investment. TOB transactions where the Residual is held by a third party investor are typically known as Customer TOB trusts, and Non-Customer TOB trusts are transactions where the Residual is retained by the Firm. Customer TOB trusts are sponsored by a third party; see page 242 on this Note for further information. The Firm serves as sponsor for all Non-Customer TOB transactions. The Firm may provide various services to a TOB trust, including remarketing agent, liquidity or tender option provider, and/or sponsor.
J.P. Morgan Securities LLC may serve as a remarketing agent on the Floaters for TOB trusts. The remarketing agent is responsible for establishing the periodic variable rate on the Floaters, conducting the initial placement and remarketing tendered Floaters. The remarketing agent may, but is not obligated to, make markets in Floaters. The Firm held an insignificant amount of Floaters during 2017 and 2016.

JPMorgan Chase & Co./2017 Annual Report	239

Notes to consolidated financial statements

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
TOB trusts are considered to be variable interest entities. The Firm consolidates Non-Customer TOB trusts because as the Residual holder, the Firm has the right to make decisions that significantly impact the economic performance of the municipal bond vehicle, and it has the right to receive benefits and bear losses that could potentially be significant to the municipal bond vehicle. See page 241 of this Note for further information on consolidated municipal bond vehicles.

240	JPMorgan Chase & Co./2017 Annual Report

Consolidated VIE assets and liabilities
The following table presents information on assets and liabilities related to VIEs consolidated by the Firm as of December 31, 2017 and 2016.

	Assets				Liabilities
December 31, 2017 (in millions)	Trading assets	Loans	Other(d)	Total assets(e)	Beneficial interests in VIE assets(f)	Other(g)	Total liabilities
VIE program type(a)
Firm-sponsored credit card trusts	$—	$41,923	$652	$42,575	$21,278	$16	$21,294
Firm-administered multi-seller conduits	—	23,411	48	23,459	3,045	28	3,073
Municipal bond vehicles	1,278	—	3	1,281	1,265	2	1,267
Mortgage securitization entities(b)	66	3,661	55	3,782	359	199	558
Student loan securitization entities(c)	—	—	—	—	—	—	—
Other	105	—	1,916	2,021	134	104	238
Total	$1,449	$68,995	$2,674	$73,118	$26,081	$349	$26,430

	Assets				Liabilities
December 31, 2016 (in millions)	Trading assets	Loans	Other(d)	Total assets(e)	Beneficial interests in VIE assets(f)	Other(g)	Total liabilities
VIE program type(a)
Firm-sponsored credit card trusts	$—	$45,919	$790	$46,709	$31,181	$18	$31,199
Firm-administered multi-seller conduits	—	23,760	43	23,803	2,719	33	2,752
Municipal bond vehicles	2,897	—	8	2,905	2,969	2	2,971
Mortgage securitization entities(b)	143	4,246	103	4,492	468	313	781
Student loan securitization entities (c)	—	1,689	59	1,748	1,527	4	1,531
Other	145	—	2,318	2,463	183	120	303
Total	$3,185	$75,614	$3,321	$82,120	$39,047	$490	$39,537

(a)	Excludes intercompany transactions, which are eliminated in consolidation.

(b)	Includes residential and commercial mortgage securitizations.

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

(f)
The interest-bearing beneficial interest liabilities issued by consolidated VIEs are classified in the line item on the Consolidated balance sheets titled, “Beneficial interests issued by consolidated variable interest entities.” The holders of these beneficial interests do not have recourse to the general credit of JPMorgan Chase. Included in beneficial interests in VIE assets are long-term beneficial interests of $21.8 billion and $33.4 billion at December 31, 2017 and 2016, respectively. For additional information on interest bearing long-term beneficial interest, see Note 19.

(g)	Includes liabilities classified as accounts payable and other liabilities on the Consolidated balance sheets.
VIEs sponsored by third parties
The Firm enters into transactions with VIEs structured by other parties. These include, for example, acting as a derivative counterparty, liquidity provider, investor, underwriter, placement agent, remarketing agent, trustee or custodian. These transactions are conducted at arm’s-length, and individual credit decisions are based on the analysis of the specific VIE, taking into consideration the quality of the underlying assets. Where the Firm does not have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, or a variable interest that could potentially be significant, the Firm generally does not consolidate the VIE, but it records and reports these positions on its Consolidated balance sheets in the same manner it would record and report positions in respect of any other third-party transaction.

Tax credit vehicles
The Firm holds investments in unconsolidated tax credit vehicles, which are limited partnerships and similar entities that construct, own and operate affordable housing, wind, solar and other alternative energy projects. These entities are primarily considered VIEs. A third party is typically the general partner or managing member and has control over the significant activities of the tax credit vehicles, and accordingly the Firm does not consolidate tax credit vehicles. The Firm generally invests in these partnerships as a limited partner and earns a return primarily through the receipt of tax credits allocated to the projects. The maximum loss exposure, represented by equity investments and funding commitments, was $13.4 billion and $14.8 billion, of which $3.2 billion and $3.8 billion was unfunded at December 31, 2017 and 2016 respectively. In order to reduce the risk of loss, the Firm assesses each project and withholds varying amounts of its capital investment until qualification of the project for tax credits. See Note 24 for

JPMorgan Chase & Co./2017 Annual Report	241

Notes to consolidated financial statements

further information on affordable housing tax credits. For more information on off-balance sheet lending-related commitments, see Note 27.
Customer municipal bond vehicles (TOB trusts)
The Firm may provide various services to Customer TOB trusts, including remarketing agent, liquidity or tender option provider. In certain Customer TOB transactions, the Firm, as liquidity provider, has entered into a reimbursement agreement with the Residual holder. In those transactions, upon the termination of the vehicle, the Firm has recourse to the third party Residual holders for any shortfall. The Firm does not have any intent to protect Residual holders from potential losses on any of the underlying municipal bonds. The Firm does not consolidate Customer TOB trusts, since the Firm does not have the power to make decisions that significantly impact the economic performance of the municipal bond vehicle. The Firm’s maximum exposure as a liquidity provider to Customer TOB trusts at December 31, 2017 and 2016, was $5.3 billion and $5.0 billion, respectively. The fair value of assets held by such VIEs at December 31, 2017 and 2016 was $9.2 billion and $8.9 billion, respectively. For more information on off-balance sheet lending-related commitments, see Note 27.

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
Securitization activity
The following table provides information related to the Firm’s securitization activities for the years ended December 31, 2017, 2016 and 2015, related to assets held in Firm-sponsored securitization entities that were not consolidated by the Firm, and where sale accounting was achieved at the time of the securitization.

	2017		2016		2015
Year ended December 31, (in millions, except rates)	Residential mortgage(d)	Commercial and other(e)	Residential mortgage(d)	Commercial and other(e)	Residential mortgage(d)	Commercial and other(e)
Principal securitized	$5,532	$10,252	$1,817	$8,964	$3,008	$11,933
All cash flows during the period:(a)
Proceeds received from loan sales as financial instruments(b)	$5,661	$10,340	$1,831	$9,094	$3,022	$12,011
Servicing fees collected	525	3	477	3	528	3
Purchases of previously transferred financial assets (or the underlying collateral)(c)	1	—	37	—	3	—
Cash flows received on interests	463	918	482	1,441	407	597

(a)	Excludes re-securitization transactions.

(b)	Predominantly includes Level 2 assets.

(c)	Includes cash paid by the Firm to reacquire assets from off–balance sheet, nonconsolidated entities – for example, loan repurchases due to representation and warranties and servicer “clean-up” calls.

(d)	Includes prime/Alt-A, subprime, and option ARMs. Excludes certain loan securitization transactions entered into with Ginnie Mae, Fannie Mae and Freddie Mac.

(e)	Includes commercial mortgage and other consumer loans.
Key assumptions used to value retained interests originated during the year are shown in the table below.

Year ended December 31,	2017	2016	2015
Residential mortgage retained interest:
Weighted-average life (in years)	4.8	4.5	4.2
Weighted-average discount rate	2.9%	4.2%	2.9%
Commercial mortgage retained interest:
Weighted-average life (in years)	7.1	6.2	6.2
Weighted-average discount rate	4.4%	5.8%	4.1%

242	JPMorgan Chase & Co./2017 Annual Report

Loans and excess MSRs sold to U.S. government-sponsored enterprises, loans in securitization transactions pursuant to Ginnie Mae guidelines, and other third-party-sponsored securitization entities
In addition to the amounts reported in the securitization activity tables above, the Firm, in the normal course of business, sells originated and purchased mortgage loans and certain originated excess MSRs on a nonrecourse basis, predominantly to U.S. government sponsored enterprises (“U.S. GSEs”). These loans and excess MSRs are sold primarily for the purpose of securitization by the U.S. GSEs, who provide certain guarantee provisions (e.g., credit enhancement of the loans). The Firm also sells loans into securitization transactions pursuant to Ginnie Mae guidelines; these loans are typically insured or guaranteed by another U.S. government agency. The Firm does not consolidate the securitization vehicles underlying these transactions as it is not the primary beneficiary. For a limited number of loan sales, the Firm is obligated to share a portion of the credit risk associated with the sold loans with the purchaser. See Note 27 for additional information about the Firm’s loan sales- and securitization-related indemnifications.
See Note 15 for additional information about the impact of the Firm’s sale of certain excess MSRs.
The following table summarizes the activities related to loans sold to the U.S. GSEs, loans in securitization transactions pursuant to Ginnie Mae guidelines, and other third-party-sponsored securitization entities.

Year ended December 31, (in millions)	2017	2016	2015
Carrying value of loans sold	$64,542	$52,869	$42,161
Proceeds received from loan sales as cash	$117	$592	$313
Proceeds from loans sales as securities(a)	63,542	51,852	41,615
Total proceeds received from loan sales(b)	$63,659	$52,444	$41,928
Gains on loan sales(c)(d)	$163	$222	$299

(a)	Predominantly includes securities from U.S. GSEs and Ginnie Mae that are generally sold shortly after receipt.

(b)	Excludes the value of MSRs retained upon the sale of loans.

(c)	Gains on loan sales include the value of MSRs.

(d)	The carrying value of the loans accounted for at fair value approximated the proceeds received upon loan sale.
Options to repurchase delinquent loans
In addition to the Firm’s obligation to repurchase certain loans due to material breaches of representations and warranties as discussed in Note 27, the Firm also has the option to repurchase delinquent loans that it services for Ginnie Mae loan pools, as well as for other U.S. government agencies under certain arrangements. The Firm typically elects to repurchase delinquent loans from Ginnie Mae loan pools as it continues to service them and/or manage the foreclosure process in accordance with the applicable requirements, and such loans continue to be insured or guaranteed. When the Firm’s repurchase option becomes exercisable, such loans must be reported on the Consolidated balance sheets as a loan with a corresponding liability.
The following table presents loans the Firm repurchased or had an option to repurchase, real estate owned, and foreclosed government-guaranteed residential mortgage loans recognized on the Firm’s Consolidated balance sheets as of December 31, 2017 and 2016. Substantially all of these loans and real estate are insured or guaranteed by U.S. government agencies. For additional information, refer to Note 12.

December 31, (in millions)	2017	2016
Loans repurchased or option to repurchase(a)	$8,629	$9,556
Real estate owned	95	142
Foreclosed government-guaranteed residential mortgage loans(b)	527	1,007

(a)	Predominantly all of these amounts relate to loans that have been repurchased from Ginnie Mae loan pools.

(b)	Relates to voluntary repurchases of loans, which are included in accrued interest and accounts receivable.

Loan delinquencies and liquidation losses
The table below includes information about components of nonconsolidated securitized financial assets held in Firm-sponsored private-label securitization entities, in which the Firm has continuing involvement, and delinquencies as of December 31, 2017 and 2016.

	Securitized assets		90 days past due		Liquidation losses
As of or for the year ended December 31, (in millions)	2017	2016	2017	2016	2017	2016
Securitized loans
Residential mortgage:
Prime/ Alt-A & option ARMs	$52,280	$57,543	$4,870	$6,169	$790	$1,160
Subprime	17,612	19,903	3,276	4,186	719	1,087
Commercial and other	63,411	71,464	957	1,755	114	643
Total loans securitized	$133,303	$148,910	$9,103	$12,110	$1,623	$2,890

JPMorgan Chase & Co./2017 Annual Report	243

Notes to consolidated financial statements

Note 15 – Goodwill and Mortgage servicing rights
Goodwill
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

December 31, (in millions)	2017	2016	2015
Consumer & Community Banking	$31,013	$30,797	$30,769
Corporate & Investment Bank	6,776	6,772	6,772
Commercial Banking	2,860	2,861	2,861
Asset & Wealth Management	6,858	6,858	6,923
Total goodwill	$47,507	$47,288	$47,325
The following table presents changes in the carrying amount of goodwill.

Year ended December 31, (in millions)	2017	2016	2015
Balance at beginning of period	$47,288	$47,325	$47,647
Changes during the period from:
Business combinations(a)	199	—	28
Dispositions(b)	—	(72)	(160)
Other(c)	20	35	(190)
Balance at December 31,	$47,507	$47,288	$47,325

(a)	For 2017, represents CCB goodwill in connection with an acquisition.

(b)
For 2016, represents AWM goodwill, which was disposed of as part of an AWM sales transaction. For 2015 includes $101 million of Private Equity goodwill, which was disposed of as part of the Private Equity sale.

(c)	Includes foreign currency translation adjustments and other tax-related adjustments.

Impairment testing
The Firm’s goodwill was not impaired at December 31, 2017, 2016, and 2015.
The goodwill impairment test is performed in two steps. In the first step, the current fair value of each reporting unit is compared with its carrying value, including goodwill and other intangible assets. If the fair value is in excess of the carrying value, then the reporting unit’s goodwill is considered to be not impaired. If the fair value is less than the carrying value, then a second step is performed. In the second step, the implied current fair value of the reporting unit’s goodwill is determined by comparing the fair value of the reporting unit (as determined in step one) to the fair value of the net assets of the reporting unit, as if the reporting unit were being acquired in a business combination. The resulting implied current fair value of goodwill is then compared with the carrying value of the reporting unit’s goodwill. If the carrying value of the goodwill exceeds its implied current fair value, then an impairment charge is recognized for the excess. If the carrying value of goodwill is less than its implied current fair value, then no goodwill impairment is recognized.
The Firm uses the reporting units’ allocated capital plus goodwill and other intangible assets capital as a proxy for the carrying values of equity for the reporting units in the goodwill impairment testing. Reporting unit equity is determined on a similar basis as the allocation of capital to the Firm’s lines of business, which takes into consideration the capital the business segment would require if it were operating independently, incorporating sufficient capital to address regulatory capital requirements (including Basel III) and capital levels for similarly rated peers. Proposed line of business equity levels are incorporated into the Firm’s annual budget process, which is reviewed by the Firm’s Board of Directors. Allocated capital is further reviewed on a periodic basis and updated as needed.

244	JPMorgan Chase & Co./2017 Annual Report

The primary method the Firm uses to estimate the fair value of its reporting units is the income approach. This approach projects cash flows for the forecast period and uses the perpetuity growth method to calculate terminal values. These cash flows and terminal values are then discounted using an appropriate discount rate. Projections of cash flows are based on the reporting units’ earnings forecasts which are reviewed with senior management of the Firm. The discount rate used for each reporting unit represents an estimate of the cost of equity for that reporting unit and is determined considering the Firm’s overall estimated cost of equity (estimated using the Capital Asset Pricing Model), as adjusted for the risk characteristics specific to each reporting unit (for example, for higher levels of risk or uncertainty associated with the business or management’s forecasts and assumptions). To assess the reasonableness of the discount rates used for each reporting unit management compares the discount rate to the estimated cost of equity for publicly traded institutions with similar businesses and risk characteristics. In addition, the weighted average cost of equity (aggregating the various reporting units) is compared with the Firms’ overall estimated cost of equity to ensure reasonableness.
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
Declines in business performance, increases in credit losses, increases in capital requirements, as well as deterioration in economic or market conditions, estimates of adverse regulatory or legislative changes or increases in the estimated market cost of equity, could cause the estimated fair values of the Firm’s reporting units or their associated goodwill to decline in the future, which could result in a material impairment charge to earnings in a future period related to some portion of the associated goodwill.

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

JPMorgan Chase & Co./2017 Annual Report	245

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

The following table summarizes MSR activity for the years ended December 31, 2017, 2016 and 2015.

As of or for the year ended December 31, (in millions, except where otherwise noted)	2017	2016	2015
Fair value at beginning of period	$6,096	$6,608	$7,436
MSR activity:
Originations of MSRs	1,103	679	550
Purchase of MSRs	—	—	435
Disposition of MSRs(a)	(140)	(109)	(486)
Net additions	963	570	499

Changes due to collection/realization of expected cash flows	(797)	(919)	(922)

Changes in valuation due to inputs and assumptions:
Changes due to market interest rates and other(b)	(202)	(72)	(160)
Changes in valuation due to other inputs and assumptions:
Projected cash flows (e.g., cost to service)	(102)	(35)	(112)
Discount rates	(19)	7	(10)
Prepayment model changes and other(c)	91	(63)	(123)
Total changes in valuation due to other inputs and assumptions	(30)	(91)	(245)
Total changes in valuation due to inputs and assumptions	(232)	(163)	(405)
Fair value at December 31,	$6,030	$6,096	$6,608
Change in unrealized gains/(losses) included in income related to MSRs held at December 31,	$(232)	$(163)	$(405)
Contractual service fees, late fees and other ancillary fees included in income	1,886	2,124	2,533
Third-party mortgage loans serviced at December 31, (in billions)	555.0	593.3	677.0
Servicer advances, net of an allowance for uncollectible amounts, at December 31, (in billions)(d)	4.0	4.7	6.5

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

246	JPMorgan Chase & Co./2017 Annual Report

The following table presents the components of mortgage fees and related income (including the impact of MSR risk management activities) for the years ended December 31, 2017, 2016 and 2015.

Year ended December 31, (in millions)	2017	2016	2015
CCB mortgage fees and related income
Net production revenue	$636	$853	$769

Net mortgage servicing revenue:
Operating revenue:
Loan servicing revenue	2,014	2,336	2,776
Changes in MSR asset fair value due to collection/realization of expected cash flows	(795)	(916)	(917)
Total operating revenue	1,219	1,420	1,859
Risk management:
Changes in MSR asset fair value due to market interest rates and other(a)	(202)	(72)	(160)
Other changes in MSR asset fair value due to other inputs and assumptions in model(b)	(30)	(91)	(245)
Change in derivative fair value and other	(10)	380	288
Total risk management	(242)	217	(117)
Total net mortgage servicing revenue	977	1,637	1,742

Total CCB mortgage fees and related income	1,613	2,490	2,511

All other	3	1	2
Mortgage fees and related income	$1,616	$2,491	$2,513

(a)	Represents both the impact of changes in estimated future prepayments due to changes in market interest rates, and the difference between actual and expected prepayments.

(b)
Represents the aggregate impact of changes in model inputs and assumptions such as projected cash flows (e.g., cost to service), discount rates and changes in prepayments other than those attributable to changes in market interest rates (e.g., changes in prepayments due to changes in home prices).

The table below outlines the key economic assumptions used to determine the fair value of the Firm’s MSRs at December 31, 2017 and 2016, and outlines the sensitivities of those fair values to immediate adverse changes in those assumptions, as defined below.

December 31, (in millions, except rates)	2017	2016
Weighted-average prepayment speed assumption (“CPR”)	9.35%	9.41%
Impact on fair value of 10% adverse change	$(221)	$(231)
Impact on fair value of 20% adverse change	(427)	(445)
Weighted-average option adjusted spread	9.04%	8.55%
Impact on fair value of 100 basis points adverse change	$(250)	$(248)
Impact on fair value of 200 basis points adverse change	(481)	(477)
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

JPMorgan Chase & Co./2017 Annual Report	247

Notes to consolidated financial statements

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
Note 17 – Deposits
At December 31, 2017 and 2016, noninterest-bearing and interest-bearing deposits were as follows.

December 31, (in millions)	2017	2016
U.S. offices
Noninterest-bearing	$393,645	$400,831
Interest-bearing (included $14,947, and $12,245 at fair value)(a)	793,618	737,949
Total deposits in U.S. offices	1,187,263	1,138,780
Non-U.S. offices
Noninterest-bearing	15,576	14,764
Interest-bearing (included $6,374 and $1,667 at fair value)(a)	241,143	221,635
Total deposits in non-U.S. offices	256,719	236,399
Total deposits	$1,443,982	$1,375,179

(a)	Includes structured notes classified as deposits for which the fair value option has been elected. For further discussion, see Note 3.
At December 31, 2017 and 2016, time deposits in denominations of $250,000 or more were as follows.

December 31, (in millions)	2017	2016
U.S. offices	$30,671	$26,180
Non-U.S. offices(a)	29,049	29,652
Total(a)	$59,720	$55,832
(a) The prior period amounts have been revised to conform with the current period presentation.
At December 31, 2017, the maturities of interest-bearing time deposits were as follows.

December 31, 2017 (in millions)
	U.S.	Non-U.S.	Total
2018	$37,645	$27,621	$65,266
2019	3,487	349	3,836
2020	2,332	22	2,354
2021	4,275	26	4,301
2022	2,297	443	2,740
After 5 years	3,391	1,697	5,088
Total	$53,427	$30,158	$83,585

Note 18 – Accounts payable and other liabilities
Accounts payable and other liabilities consist of brokerage payables, which includes payables to customers, dealers and clearing organizations, and payables from security purchases that did not settle; accrued expenses, including income tax payables and credit card rewards liability; and all other liabilities, including obligations to return securities received as collateral and litigation reserves.
The following table details the components of accounts payable and other liabilities.

December 31, (in millions)	2017	2016
Brokerage payables	$102,727	$109,842
Other payables and liabilities(a)	86,656	80,701
Total accounts payable and other liabilities	$189,383	$190,543

(a)	Includes credit card rewards liability of $4.9 billion and $3.8 billion at December 31, 2017 and 2016, respectively.

248	JPMorgan Chase & Co./2017 Annual Report

Note 19 – Long-term debt
JPMorgan Chase issues long-term debt denominated in various currencies, predominantly U.S. dollars, with both fixed and variable interest rates. Included in senior and subordinated debt below are various equity-linked or other indexed instruments, which the Firm has elected to measure at fair value. Changes in fair value are recorded in principal transactions revenue in the Consolidated statements of income, except for unrealized gains/(losses) due to DVA which are recorded in OCI. The following table is a summary of long-term debt carrying values (including unamortized premiums and discounts, issuance costs, valuation adjustments and fair value adjustments, where applicable) by remaining contractual maturity as of December 31, 2017.

By remaining maturity at December 31, (in millions, except rates)		2017					2016
		Under 1 year	1-5 years	After 5 years	Total		Total
Parent company
Senior debt:	Fixed rate	$15,084	$53,939	$72,528	$141,551		$128,967
	Variable rate	5,547	12,802	8,112	26,461		34,766
	Interest rates(a)	0.38-7.25%	0.16-6.30%	0.45-6.40%	0.16-7.25%		0.09-7.25%
Subordinated debt:	Fixed rate	$—	$149	$14,497	$14,646		$16,811
	Variable rate	—	—	9	9		1,245
	Interest rates(a)	—%	8.53%	3.38-8.00%	3.38-8.53%		0.82-8.53%
	Subtotal	$20,631	$66,890	$95,146	$182,667		$181,789
Subsidiaries
Federal Home Loan Banks advances:	Fixed rate	$4	$34	$129	$167		$179
	Variable rate	12,450	37,000	11,000	60,450		79,340
	Interest rates(a)	1.58-1.75%	1.46-2.00%	1.18-1.47%	1.18-2.00%		0.41-1.21%
Senior debt:	Fixed rate	$1,122	$3,970	$6,898	$11,990		$8,329
	Variable rate	8,967	13,287	3,964	26,218		19,379
	Interest rates(a)	0.22-7.50%	1.65-7.50%	1.00-7.50%	0.22-7.50%		0.00-7.50%
Subordinated debt:	Fixed rate	$—	$—	$313	$313		$3,884
	Variable rate	—	—		—		—
	Interest rates(a)	—%	—%	8.25%	8.25%		6.00-8.25%
	Subtotal	$22,543	$54,291	$22,304	$99,138		$111,111
Junior subordinated debt (b):	Fixed rate	$—	$—	$690	$690		$706
	Variable rate	—	—	1,585	1,585		1,639
	Interest rates(a)	—%	—%	1.88-8.75%	1.88-8.75%		1.39-8.75%
	Subtotal	$—	$—	$2,275	$2,275		$2,345
Total long-term debt(c)(d)(e)		$43,174	$121,181	$119,725	$284,080	(g)(h)	$295,245
Long-term beneficial interests:
	Fixed rate	$5,927	$7,652	$—	$13,579		$18,678
	Variable rate	3,399	4,472	321	8,192		14,681
	Interest rates	1.10-2.50%	1.27-6.54%	0.00-3.75%	0.00-6.54%		0.39-7.87%
Total long-term beneficial interests(f)		$9,326	$12,124	$321	$21,771		$33,359

(a)
The interest rates shown are the range of contractual rates in effect at December 31, 2017 and 2016, respectively, including non-U.S. dollar fixed- and variable-rate issuances, which excludes the effects of the associated derivative instruments used in hedge accounting relationships, if applicable. The use of these derivative instruments modifies the Firm’s exposure to the contractual interest rates disclosed in the table above. Including the effects of the hedge accounting derivatives, the range of modified rates in effect at December 31, 2017, for total long-term debt was (0.19)% to 8.88%, versus the contractual range of 0.16% to 8.75% presented in the table above. The interest rate ranges shown exclude structured notes accounted for at fair value.

(b)
As of December 31, 2017, includes $0.7 billion of fixed rate junior subordinated debentures issued to an issuer trust and $1.6 billion of variable rate junior subordinated debentures distributed pro rata to the holders of the $1.6 billion of trust preferred securities which were cancelled on December 18, 2017.

(c)
Included long-term debt of $63.5 billion and $82.2 billion secured by assets totaling $208.4 billion and $205.6 billion at December 31, 2017 and 2016, respectively. The amount of long-term debt secured by assets does not include amounts related to hybrid instruments.

(d)	Included $47.5 billion and $37.7 billion of long-term debt accounted for at fair value at December 31, 2017 and 2016, respectively.

(e)
Included $10.3 billion and $7.5 billion of outstanding zero-coupon notes at December 31, 2017 and 2016, respectively. The aggregate principal amount of these notes at their respective maturities is $33.5 billion and $25.1 billion, respectively. The aggregate principal amount reflects the contractual principal payment at maturity, which may exceed the contractual principal payment at the Firm’s next call date, if applicable.

(f)
Included on the Consolidated balance sheets in beneficial interests issued by consolidated VIEs. Also included $45 million and $120 million accounted for at fair value at December 31, 2017 and 2016, respectively. Excluded short-term commercial paper and other short-term beneficial interests of $4.3 billion and $5.7 billion at December 31, 2017 and 2016, respectively.

(g)
At December 31, 2017, long-term debt in the aggregate of $111.2 billion was redeemable at the option of JPMorgan Chase, in whole or in part, prior to maturity, based on the terms specified in the respective instruments.

(h)
The aggregate carrying values of debt that matures in each of the five years subsequent to 2017 is $43.2 billion in 2018, $34.7 billion in 2019, $39.3 billion in 2020, $33.8 billion in 2021 and $13.4 billion in 2022.

JPMorgan Chase & Co./2017 Annual Report	249

Notes to consolidated financial statements

The weighted-average contractual interest rates for total long-term debt excluding structured notes accounted for at fair value were 2.87% and 2.49% as of December 31, 2017 and 2016, respectively. In order to modify exposure to interest rate and currency exchange rate movements, JPMorgan Chase utilizes derivative instruments, primarily interest rate and cross-currency interest rate swaps, in conjunction with some of its debt issuances. The use of these instruments modifies the Firm’s interest expense on the associated debt. The modified weighted-average interest rates for total long-term debt, including the effects of related derivative instruments, were 2.56% and 2.01% as of December 31, 2017 and 2016, respectively.
JPMorgan Chase & Co. has guaranteed certain long-term debt of its subsidiaries, including both long-term debt and structured notes. These guarantees rank on parity with the Firm’s other unsecured and unsubordinated indebtedness. The amount of such guaranteed long-term debt and structured notes was $7.9 billion and $3.9 billion at December 31, 2017 and 2016, respectively.
The Firm’s unsecured debt does not contain requirements that would call for an acceleration of payments, maturities or changes in the structure of the existing debt, provide any limitations on future borrowings or require additional collateral, based on unfavorable changes in the Firm’s credit ratings, financial ratios, earnings or stock price.

Junior subordinated deferrable interest debentures
At December 31, 2016, the Firm had outstanding eight wholly-owned Delaware statutory business trusts (“issuer trusts”) that had issued trust preferred securities. On December 18, 2017, seven of the eight issuer trusts were liquidated, $1.6 billion of trust preferred and $56 million of common securities originally issued by those trusts were cancelled, and the junior subordinated debentures previously held by each trust issuer were distributed pro rata to the holders of the corresponding series of trust preferred and common securities.
Beginning in 2014, the junior subordinated debentures issued to the issuer trusts by the Firm, less the common capital securities of the issuer trusts, began being phased out from inclusion as Tier 1 capital under Basel III and they were fully phased out as of December 31, 2016. As of December 31, 2017 and 2016, $300 million and $1.4 billion, respectively, qualified as Tier 2 capital.
The Firm redeemed $1.6 billion of trust preferred securities in the year ended December 31, 2016.

250	JPMorgan Chase & Co./2017 Annual Report

Note 20 – Preferred stock
At December 31, 2017 and 2016, JPMorgan Chase was authorized to issue 200 million shares of preferred stock, in one or more series, with a par value of $1 per share.

In the event of a liquidation or dissolution of the Firm, JPMorgan Chase’s preferred stock then outstanding takes precedence over the Firm’s common stock with respect to the payment of dividends and the distribution of assets.
The following is a summary of JPMorgan Chase’s non-cumulative preferred stock outstanding as of December 31, 2017 and 2016.

	Shares at December 31,(a)		Carrying value (in millions) at December 31,		Issue date	Contractual rate in effect at December 31, 2017	Earliest redemption date	Date at which dividend rate becomes floating	Floating annual rate of three-month LIBOR plus:
	2017	2016	2017	2016
Fixed-rate:
Series O	—	125,750	$—	$1,258	8/27/2012	N/A	9/1/2017	NA	NA
Series P	90,000	90,000	900	900	2/5/2013	5.450%	3/1/2018	NA	NA
Series T	92,500	92,500	925	925	1/30/2014	6.700	3/1/2019	NA	NA
Series W	88,000	88,000	880	880	6/23/2014	6.300	9/1/2019	NA	NA
Series Y	143,000	143,000	1,430	1,430	2/12/2015	6.125	3/1/2020	NA	NA
Series AA	142,500	142,500	1,425	1,425	6/4/2015	6.100	9/1/2020	NA	NA
Series BB	115,000	115,000	1,150	1,150	7/29/2015	6.150	9/1/2020	NA	NA

Fixed-to-floating-rate:
Series I	600,000	600,000	6,000	6,000	4/23/2008	7.900%	4/30/2018	4/30/2018	LIBOR + 3.47%
Series Q	150,000	150,000	1,500	1,500	4/23/2013	5.150	5/1/2023	5/1/2023	LIBOR + 3.25
Series R	150,000	150,000	1,500	1,500	7/29/2013	6.000	8/1/2023	8/1/2023	LIBOR + 3.30
Series S	200,000	200,000	2,000	2,000	1/22/2014	6.750	2/1/2024	2/1/2024	LIBOR + 3.78
Series U	100,000	100,000	1,000	1,000	3/10/2014	6.125	4/30/2024	4/30/2024	LIBOR + 3.33
Series V	250,000	250,000	2,500	2,500	6/9/2014	5.000	7/1/2019	7/1/2019	LIBOR + 3.32
Series X	160,000	160,000	1,600	1,600	9/23/2014	6.100	10/1/2024	10/1/2024	LIBOR + 3.33
Series Z	200,000	200,000	2,000	2,000	4/21/2015	5.300	5/1/2020	5/1/2020	LIBOR + 3.80
Series CC	125,750	—	1,258	—	10/20/2017	4.625	11/1/2022	11/1/2022	LIBOR + 2.58
Total preferred stock	2,606,750	2,606,750	$26,068	$26,068

(a)	Represented by depositary shares.
Each series of preferred stock has a liquidation value and redemption price per share of $10,000, plus accrued but unpaid dividends.
Dividends on fixed-rate preferred stock are payable quarterly. Dividends on fixed-to-floating-rate preferred stock are payable semiannually while at a fixed rate, and become payable quarterly after converting to a floating rate.
On October 20, 2017, the Firm issued $1.3 billion of fixed to-floating rate non-cumulative preferred stock, Series CC, with an initial dividend rate of 4.625%. On December 1, 2017, The Firm redeemed all $1.3 billion of its outstanding 5.50% non-cumulative preferred stock, Series O.

Redemption rights
Each series of the Firm’s preferred stock may be redeemed on any dividend payment date on or after the earliest redemption date for that series. All outstanding preferred stock series except Series I may also be redeemed following a “capital treatment event,” as described in the terms of each series. Any redemption of the Firm’s preferred stock is subject to non-objection from the Board of Governors of the Federal Reserve System (the “Federal Reserve”).

JPMorgan Chase & Co./2017 Annual Report	251

Notes to consolidated financial statements

Note 21 – Common stock
At December 31, 2017 and 2016, JPMorgan Chase was authorized to issue 9.0 billion shares of common stock with a par value of $1 per share.
Common shares issued (newly issued or reissuance from treasury) by JPMorgan Chase during the years ended December 31, 2017, 2016 and 2015 were as follows.

Year ended December 31, (in millions)	2017	2016	2015
Total issued – balance at January 1	4,104.9	4,104.9	4,104.9
Treasury – balance at January 1	(543.7)	(441.4)	(390.1)
Repurchase	(166.6)	(140.4)	(89.8)
Reissuance:
Employee benefits and compensation plans	24.5	26.0	32.8
Warrant exercise	5.4	11.1	4.7
Employee stock purchase plans	0.8	1.0	1.0
Total reissuance	30.7	38.1	38.5
Total treasury – balance at December 31	(679.6)	(543.7)	(441.4)
Outstanding at December 31	3,425.3	3,561.2	3,663.5
At December 31, 2017, 2016, and 2015, respectively, the Firm had 15.0 million, 24.9 million and 47.4 million warrants outstanding to purchase shares of common stock (the “Warrants”). The Warrants are currently traded on the New York Stock Exchange, and they are exercisable, in whole or in part, at any time and from time to time until October 28, 2018. The original warrant exercise price was $42.42 per share. The number of shares issuable upon the exercise of each warrant and the warrant exercise price is subject to adjustment upon the occurrence of certain events, including, but not limited to, the extent to which regular quarterly cash dividends exceed $0.38 per share. As of December 31, 2017 the exercise price was $41.834 and the Warrant share number was 1.01.
On June 28, 2017, in conjunction with the Federal Reserve’s release of its 2017 CCAR results, the Firm’s Board of Directors authorized a $19.4 billion common equity (i.e., common stock and warrants) repurchase program. As of December 31, 2017, $9.8 billion of authorized repurchase capacity remained under the program. This authorization includes shares repurchased to offset issuances under the Firm’s share-based compensation plans.

The following table sets forth the Firm’s repurchases of common equity for the years ended December 31, 2017, 2016 and 2015. There were no warrants repurchased during the years ended December 31, 2017, 2016 and 2015.

Year ended December 31, (in millions)	2017	2016	2015
Total number of shares of common stock repurchased	166.6	140.4	89.8
Aggregate purchase price of common stock repurchases	$15,410	$9,082	$5,616
The Firm may, from time to time, enter into written trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate repurchases in accordance with the common equity repurchase program. A Rule 10b5-1 repurchase plan allows the Firm to repurchase its equity during periods when it would not otherwise be repurchasing common equity — for example, during internal trading “blackout periods.” All purchases under a Rule 10b5-1 plan must be made according to a predefined plan established when the Firm is not aware of material nonpublic information. For additional information regarding repurchases of the Firm’s equity securities, see Part II,
Item 5: Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities, on page 28.
As of December 31, 2017, approximately 120 million shares of common stock were reserved for issuance under various employee incentive, compensation, option and stock purchase plans, director compensation plans, and the Warrants.

252	JPMorgan Chase & Co./2017 Annual Report

Note 22 – Earnings per share
Earnings per share (“EPS”) is calculated under the two-class method under which all earnings (distributed and undistributed) are allocated to each class of common stock and participating securities based on their respective rights to receive dividends. JPMorgan Chase grants RSUs to certain employees under its share-based compensation programs, which entitle recipients to receive nonforfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of common stock; these unvested awards meet the definition of participating securities.
The following table presents the calculation of basic and diluted EPS for the years ended December 31, 2017, 2016 and 2015.

Year ended December 31, (in millions, except per share amounts)	2017	2016	2015
Basic earnings per share
Net income	$24,441	$24,733	$24,442
Less: Preferred stock dividends	1,663	1,647	1,515
Net income applicable to common equity	22,778	23,086	22,927
Less: Dividends and undistributed earnings allocated to participating securities(a)	211	252	276
Net income applicable to common stockholders(a)	$22,567	$22,834	$22,651

Total weighted-average basic shares outstanding(a)	3,551.6	3,658.8	3,741.2
Net income per share	$6.35	$6.24	$6.05

Diluted earnings per share
Net income applicable to common stockholders(a)	$22,567	$22,834	$22,651

Total weighted-average basic shares outstanding(a)	3,551.6	3,658.8	3,741.2
Add: Employee stock options, SARs, warrants and PSUs(a)	25.2	31.2	32.4
Total weighted-average diluted shares outstanding(a)(b)	3,576.8	3,690.0	3,773.6
Net income per share	$6.31	$6.19	$6.00

(a)	The prior period amounts have been revised to conform with the current period presentation. The revision had no impact on the Firm’s reported earnings per share.

(b)	Participating securities were included in the calculation of diluted EPS using the two-class method, as this computation was more dilutive than the calculation using the treasury stock method.

JPMorgan Chase & Co./2017 Annual Report	253

Notes to consolidated financial statements

Note 23 – Accumulated other comprehensive income/(loss)
AOCI includes the after-tax change in unrealized gains and losses on investment securities, foreign currency translation adjustments (including the impact of related derivatives), cash flow hedging activities, and net loss and prior service costs/(credit) related to the Firm’s defined benefit pension and OPEB plans.

Year ended December 31, (in millions)	Unrealized gains/(losses) on investment securities(b)	Translation adjustments, net of hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)

Balance at December 31, 2014	$4,773	$(147)	$(95)	$(2,342)	$—	$2,189
Net change	(2,144)	(15)	51	111	—	(1,997)
Balance at December 31, 2015	$2,629	$(162)	$(44)	$(2,231)	$—	$192
Cumulative effect of change in accounting principle(a)	—	—	—	—	154	154
Net change	(1,105)	(2)	(56)	(28)	(330)	(1,521)
Balance at December 31, 2016	$1,524	$(164)	$(100)	$(2,259)	$(176)	$(1,175)
Net change	640	(306)	176	738	(192)	1,056
Balance at December 31, 2017	$2,164	$(470)	$76	$(1,521)	(368)	$(119)

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

The following table presents the pre-tax and after-tax changes in the components of OCI.

	2017			2016			2015
Year ended December 31, (in millions)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Unrealized gains/(losses) on investment securities:
Net unrealized gains/(losses) arising during the period	$944	$(346)	$598	$(1,628)	$611	$(1,017)	$(3,315)	$1,297	$(2,018)
Reclassification adjustment for realized (gains)/losses included in net income(a)	66	(24)	42	(141)	53	(88)	(202)	76	(126)
Net change	1,010	(370)	640	(1,769)	664	(1,105)	(3,517)	1,373	(2,144)
Translation adjustments(b):
Translation	1,313	(801)	512	(261)	99	(162)	(1,876)	682	(1,194)
Hedges	(1,294)	476	(818)	262	(102)	160	1,885	(706)	1,179
Net change	19	(325)	(306)	1	(3)	(2)	9	(24)	(15)
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	147	(55)	92	(450)	168	(282)	(97)	35	(62)
Reclassification adjustment for realized (gains)/losses included in net income(c)(d)	134	(50)	84	360	(134)	226	180	(67)	113
Net change	281	(105)	176	(90)	34	(56)	83	(32)	51
Defined benefit pension and OPEB plans:
Net gains/(losses) arising during the period	802	(160)	642	(366)	145	(221)	29	(47)	(18)
Reclassification adjustments included in net income(e):
Amortization of net loss	250	(90)	160	257	(97)	160	282	(106)	176
Prior service costs/(credits)	(36)	13	(23)	(36)	14	(22)	(36)	14	(22)
Settlement loss/(gain)	2	(1)	1	4	(1)	3	—	—	—
Foreign exchange and other	(54)	12	(42)	77	(25)	52	33	(58)	(25)
Net change	964	(226)	738	(64)	36	(28)	308	(197)	111
DVA on fair value option elected liabilities, net change:	$(303)	$111	$(192)	$(529)	$199	$(330)	$—	$—	$—
Total other comprehensive income/(loss)	$1,971	$(915)	$1,056	$(2,451)	$930	$(1,521)	$(3,117)	$1,120	$(1,997)

(a)	The pre-tax amount is reported in securities gains/(losses) in the Consolidated statements of income.

(b)
Reclassifications of pre-tax realized gains/(losses) on translation adjustments and related hedges are reported in other income/expense in the Consolidated statements of income. The amounts were not material for the periods presented.

(c)	The pre-tax amounts are primarily recorded in noninterest revenue, net interest income and compensation expense in the Consolidated statements of income.

(d)
In 2015, the Firm reclassified approximately $150 million of net losses from AOCI to other income because the Firm determined that it is probable that the forecasted interest payment cash flows would not occur. For additional information, see Note 5.

(e)	The pre-tax amount is reported in compensation expense in the Consolidated statements of income.

254	JPMorgan Chase & Co./2017 Annual Report

Note 24 – Income taxes
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
Effective tax rate and expense
A reconciliation of the applicable statutory U.S. federal income tax rate to the effective tax rate for each of the years ended December 31, 2017, 2016 and 2015, is presented in the following table.

Effective tax rate
Year ended December 31,	2017	2016	2015
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
Increase/(decrease) in tax rate resulting from:
U.S. state and local income taxes, net of U.S. federal income tax benefit	2.2	2.4	1.5
Tax-exempt income	(3.3)	(3.1)	(3.3)
Non-U.S. subsidiary earnings(a)	(3.1)	(1.7)	(3.9)
Business tax credits	(4.2)	(3.9)	(3.7)
Nondeductible legal expense	—	0.3	0.8
Tax audit resolutions	—	—	(5.7)
Impact of the TCJA	5.4	—	—
Other, net	(0.1)	(0.6)	(0.3)
Effective tax rate	31.9%	28.4%	20.4%

(a)	Predominantly includes earnings of U.K. subsidiaries that were deemed to be reinvested indefinitely through December 31, 2017.

Impact of the TCJA
On December 22, 2017, the TCJA was signed into law. The Firm’s effective tax rate increased in 2017 driven by a $1.9 billion income tax expense representing the estimated impact of the enactment of the TCJA. The $1.9 billion tax expense was predominantly driven by a deemed repatriation of the Firm’s unremitted non-U.S. earnings and adjustments to the value of certain tax-oriented investments partially offset by a benefit from the revaluation of the Firm’s net deferred tax liability.
The deemed repatriation of the Firm’s unremitted non-U.S. earnings is based on the post-1986 earnings and profits of each controlled foreign corporation. The calculation resulted in an estimated income tax expense of $3.7 billion.  Furthermore, accounting for income taxes requires the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. The Firm remeasured its deferred tax asset and liability balances in the fourth quarter of 2017 to the new statutory U.S. federal income tax rate of 21% as well as any federal benefit associated with state and local deferred income taxes. The remeasurement resulted in an estimated income tax benefit of $2.1 billion.
The deemed repatriation and remeasurement of deferred taxes were calculated based on all available information and published legislative guidance. These amounts are considered to be estimates under SEC Staff Accounting Bulletin No. 118 as the Firm anticipates refinements to both calculations. Anticipated refinements will result from the issuance of future legislative and accounting guidance as well as those in the normal course of business, including true-ups to the tax liability on the tax return as filed and the resolution of tax audits.
Adjustments were also recorded to income tax expense for certain tax-oriented investments. These adjustments were driven by changes to affordable housing proportional amortization resulting from the reduction of the federal income tax rate under the TCJA. SEC Staff Accounting Bulletin No. 118 does not apply to these adjustments.

JPMorgan Chase & Co./2017 Annual Report	255

The components of income tax expense/(benefit) included in the Consolidated statements of income were as follows for each of the years ended December 31, 2017, 2016, and 2015.

Income tax expense/(benefit)
Year ended December 31, (in millions)	2017	2016	2015
Current income tax expense/(benefit)
U.S. federal	$5,718	$2,488	$3,160
Non-U.S.	2,400	1,760	1,220
U.S. state and local	1,029	904	547
Total current income tax expense/(benefit)	9,147	5,152	4,927
Deferred income tax expense/(benefit)
U.S. federal	2,174	4,364	1,213
Non-U.S.	(144)	(73)	(95)
U.S. state and local	282	360	215
Total deferred income tax expense/(benefit)	2,312	4,651	1,333
Total income tax expense	$11,459	$9,803	$6,260
Total income tax expense includes $252 million, $55 million and $2.4 billion of tax benefits recorded in 2017, 2016, and 2015, respectively, as a result of tax audit resolutions.
Tax effect of items recorded in stockholders’ equity
The preceding table does not reflect the tax effect of certain items that are recorded each period directly in stockholders’ equity. The tax effect of all items recorded directly to stockholders’ equity resulted in a decrease of $915 million in 2017, an increase of $925 million in 2016, and an increase of $1.5 billion in 2015. Effective January 1, 2016, the Firm adopted new accounting guidance related to employee share-based payments. As a result of the adoption of this new guidance, all excess tax benefits (including tax benefits from dividends or dividend equivalents) on share-based payment awards are recognized within income tax expense in the Consolidated statements of income. In prior years these tax benefits were recorded as increases to additional paid-in capital.
Results from Non-U.S. earnings
The following table presents the U.S. and non-U.S. components of income before income tax expense for the years ended December 31, 2017, 2016 and 2015.

Year ended December 31, (in millions)	2017	2016	2015
U.S.	$27,103	$26,651	$23,191
Non-U.S.(a)	8,797	7,885	7,511
Income before income tax expense	$35,900	$34,536	$30,702

(a)	For purposes of this table, non-U.S. income is defined as income generated from operations located outside the U.S.

Prior to December 31, 2017, U.S. federal income taxes had not been provided on the undistributed earnings of certain non-U.S. subsidiaries, to the extent that such earnings had been reinvested abroad for an indefinite period of time. The Firm will no longer maintain the indefinite reinvestment assertion on the undistributed earnings of those non-U.S. subsidiaries in light of the enactment of the TCJA. The U.S. federal and state and local income taxes associated with the undistributed and previously untaxed earnings of those non-U.S. subsidiaries was included in the deemed repatriation charge recorded as of December 31, 2017.
JPMC will treat any tax it may incur on global intangible low tax income as a period cost to tax expense when the tax is incurred.
Affordable housing tax credits
The Firm recognized $1.7 billion, $1.7 billion and $1.6 billion of tax credits and other tax benefits associated with investments in affordable housing projects within income tax expense for the years 2017, 2016 and 2015, respectively. The amount of amortization of such investments reported in income tax expense under the current period presentation during these years was $1.7 billion, $1.2 billion and $1.1 billion, respectively. The carrying value of these investments, which are reported in other assets on the Firm’s Consolidated balance sheets, was $7.8 billion and $8.8 billion at December 31, 2017 and 2016, respectively. The amount of commitments related to these investments, which are reported in accounts payable and other liabilities on the Firm’s Consolidated balance sheets, was $2.4 billion and $2.8 billion at December 31, 2017 and 2016, respectively. The results are inclusive of any impacts from the TCJA.

256	JPMorgan Chase & Co./2017 Annual Report

Deferred taxes
Deferred income tax expense/(benefit) results from differences between assets and liabilities measured for financial reporting purposes versus income tax return purposes. Deferred tax assets are recognized if, in management’s judgment, their realizability is determined to be more likely than not. If a deferred tax asset is determined to be unrealizable, a valuation allowance is established. The significant components of deferred tax assets and liabilities are reflected in the following table as of December 31, 2017 and 2016.

December 31, (in millions)	2017	2016
Deferred tax assets
Allowance for loan losses	$3,395	$5,534
Employee benefits	688	2,911
Accrued expenses and other	3,528	6,831
Non-U.S. operations	327	5,368
Tax attribute carryforwards	219	2,155
Gross deferred tax assets	8,157	22,799
Valuation allowance	(46)	(785)
Deferred tax assets, net of valuation allowance	$8,111	$22,014
Deferred tax liabilities
Depreciation and amortization	$2,299	$3,294
Mortgage servicing rights, net of hedges	2,757	4,807
Leasing transactions	3,483	4,053
Non-U.S. operations	200	4,572
Other, net	3,502	5,493
Gross deferred tax liabilities	12,241	22,219
Net deferred tax (liabilities)/assets	$(4,130)	$(205)
JPMorgan Chase has recorded deferred tax assets of $219 million at December 31, 2017, in connection with U.S. federal and non-U.S. net operating loss (“NOL”) carryforwards and state and local capital loss carryforwards. At December 31, 2017, total U.S. federal NOL carryforwards were approximately $769 million, non-U.S. NOL carryforwards were approximately $142 million and state and local capital loss carryforwards were $660 million. If not utilized, the U.S. federal NOL carryforwards will expire between 2025 and 2036 and the state and local capital loss carryforwards will expire between 2020 and 2021. Certain non-U.S. NOL carryforwards will expire between 2028 and 2034 whereas others have an unlimited carryforward period.
The valuation allowance at December 31, 2017, was due to the state and local capital loss carryforwards and certain non-U.S. NOL carryforwards.

Unrecognized tax benefits
At December 31, 2017, 2016 and 2015, JPMorgan Chase’s unrecognized tax benefits, excluding related interest expense and penalties, were $4.7 billion, $3.5 billion and $3.5 billion, respectively, of which $3.5 billion, $2.6 billion and $2.1 billion, respectively, if recognized, would reduce the annual effective tax rate. Included in the amount of unrecognized tax benefits are certain items that would not affect the effective tax rate if they were recognized in the Consolidated statements of income. These unrecognized items include the tax effect of certain temporary differences, the portion of gross state and local unrecognized tax benefits that would be offset by the benefit from associated U.S. federal income tax deductions, and the portion of gross non-U.S. unrecognized tax benefits that would have offsets in other jurisdictions. JPMorgan Chase is presently under audit by a number of taxing authorities, most notably by the Internal Revenue Service as summarized in the Tax examination status table below. As JPMorgan Chase is presently under audit by a number of taxing authorities, it is reasonably possible that over the next 12 months the resolution of these examinations may increase or decrease the gross balance of unrecognized tax benefits by as much as $1.3 billion. Upon settlement of an audit, the change in the unrecognized tax benefit would result from payment or income statement recognition.
The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2017, 2016 and 2015.

Year ended December 31, (in millions)	2017	2016	2015
Balance at January 1,	$3,450	$3,497	$4,911
Increases based on tax positions related to the current period	1,355	262	408
Increases based on tax positions related to prior periods	626	583	1,028
Decreases based on tax positions related to prior periods	(350)	(785)	(2,646)
Decreases related to cash settlements with taxing authorities	(334)	(56)	(204)
Decreases related to a lapse of applicable statute of limitations	—	(51)	—
Balance at December 31,	$4,747	$3,450	$3,497
After-tax interest expense/(benefit) and penalties related to income tax liabilities recognized in income tax expense were $102 million, $86 million and $(156) million in 2017, 2016 and 2015, respectively.
At December 31, 2017 and 2016, in addition to the liability for unrecognized tax benefits, the Firm had accrued $639 million and $687 million, respectively, for income tax-related interest and penalties.

JPMorgan Chase & Co./2017 Annual Report	257

Tax examination status
JPMorgan Chase is continually under examination by the Internal Revenue Service, by taxing authorities throughout the world, and by many state and local jurisdictions throughout the U.S. The following table summarizes the status of significant income tax examinations of JPMorgan Chase and its consolidated subsidiaries as of December 31, 2017.

December 31, 2017	Periods under examination	Status
JPMorgan Chase – U.S.	2003 – 2005	At Appellate level
JPMorgan Chase – U.S.	2006 – 2010	Field examination of amended returns; certain matters at Appellate level
JPMorgan Chase – U.S.	2011 – 2013	Field Examination
JPMorgan Chase – California	2011 – 2012	Field Examination
JPMorgan Chase – U.K.	2006 – 2015	Field examination of certain select entities
Note 25 – Restrictions on cash and
intercompany funds transfers
The business of JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank, N.A.”) is subject to examination and regulation by the OCC. The Bank is a member of the U.S. Federal Reserve System, and its deposits in the U.S. are insured by the FDIC, subject to applicable limits.
The Federal Reserve requires depository institutions to maintain cash reserves with a Federal Reserve Bank. The average required amount of reserve balances deposited by the Firm’s bank subsidiaries with various Federal Reserve Banks was approximately $24.9 billion and $19.3 billion in 2017 and 2016, respectively.
Restrictions imposed by U.S. federal law prohibit JPMorgan Chase & Co. (“Parent Company”) and certain of its affiliates from borrowing from banking subsidiaries unless the loans are secured in specified amounts. Such secured loans provided by any banking subsidiary to the Parent Company or to any particular affiliate, together with certain other transactions with such affiliate (collectively referred to as “covered transactions”), are generally limited to 10% of the banking subsidiary’s total capital, as determined by the risk-based capital guidelines; the aggregate amount of covered transactions between any banking subsidiary and all of its affiliates is limited to 20% of the banking subsidiary’s total capital.

The Parent Company’s two principal subsidiaries are JPMorgan Chase Bank, N.A. and JPMorgan Chase Holdings LLC, an intermediate holding company (the “IHC”). The IHC holds the stock of substantially all of JPMorgan Chase’s subsidiaries other than JPMorgan Chase Bank, N.A. and its subsidiaries. The IHC also owns other assets and intercompany indebtedness owing to the holding company. The Parent Company is obligated to contribute to the IHC substantially all the net proceeds received from securities issuances (including issuances of senior and subordinated debt securities and of preferred and common stock).
The principal sources of income and funding for the Parent Company are dividends from JPMorgan Chase Bank, N.A. and dividends and extensions of credit from the IHC.
In addition to dividend restrictions set forth in statutes and regulations, the Federal Reserve, the OCC and the FDIC have authority under the Financial Institutions Supervisory Act to prohibit or to limit the payment of dividends by the banking organizations they supervise, including JPMorgan Chase and its subsidiaries that are banks or bank holding companies, if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization. The IHC is prohibited from paying dividends or extending credit to the Parent Company if certain capital or liquidity “thresholds” are breached or if limits are otherwise imposed by JPMorgan Chase’s management or Board of Directors.
At January 1, 2018, JPMorgan Chase’s banking subsidiaries could pay, in the aggregate, approximately $17 billion in dividends to their respective bank holding companies without the prior approval of their relevant banking regulators. The capacity to pay dividends in 2018 will be supplemented by the banking subsidiaries’ earnings during the year.
In compliance with rules and regulations established by U.S. and non-U.S. regulators, as of December 31, 2017 and 2016, cash in the amount of $16.8 billion and $13.4 billion, respectively, were segregated in special bank accounts for the benefit of securities and futures brokerage customers. Also, as of December 31, 2017 and 2016, the Firm had:

•	Receivables and securities of $18.0 billion and $18.2 billion, respectively, consisting of cash and securities pledged with clearing organizations for the benefit of customers.

•	Securities with a fair value of $3.5 billion and $19.3 billion, respectively, were also restricted in relation to customer activity.
In addition, as of December 31, 2017 and 2016, the Firm had other restricted cash of $3.3 billion and $3.6 billion, respectively, primarily representing cash reserves held at non-U.S. central banks and held for other general purposes.

258	JPMorgan Chase & Co./2017 Annual Report

Note 26 – Regulatory capital
The Federal Reserve establishes capital requirements, including well-capitalized standards, for the consolidated financial holding company. The OCC establishes similar minimum capital requirements and standards for the Firm’s IDI, including JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A.
Capital rules under Basel III establish minimum capital ratios and overall capital adequacy standards for large and internationally active U.S. bank holding companies and banks, including the Firm and its IDI subsidiaries. Basel III set forth two comprehensive approaches for calculating RWA: a standardized approach (“Basel III Standardized”) and an advanced approach (“Basel III Advanced”). Certain of the requirements of Basel III are subject to phase-in periods that began on January 1, 2014 and continue through the end of 2018 (“transitional period”).
The three categories of risk-based capital and their predominant components under the Basel III Transitional rules are illustrated below:

The following tables present the regulatory capital, assets and risk-based capital ratios for JPMorgan Chase and its significant IDI subsidiaries under both Basel III Standardized Transitional and Basel III Advanced Transitional at December 31, 2017 and 2016.

	JPMorgan Chase & Co.
	Basel III Standardized Transitional			Basel III Advanced Transitional
(in millions, except ratios)	Dec 31, 2017	Dec 31, 2016		Dec 31, 2017	Dec 31, 2016
Regulatory capital
CET1 capital	$183,300	$182,967		$183,300	$182,967
Tier 1 capital(a)	208,644	208,112		208,644	208,112
Total capital	238,395	239,553		227,933	228,592

Assets
Risk-weighted	1,499,506	1,483,132	(e)	1,435,825	1,476,915
Adjusted average(b)	2,514,270	2,484,631		2,514,270	2,484,631

Capital ratios(c)
CET1	12.2%	12.3%	(e)	12.8%	12.4%
Tier 1(a)	13.9	14.0	(e)	14.5	14.1
Total	15.9	16.2	(e)	15.9	15.5
Tier 1 leverage(d)	8.3	8.4		8.3	8.4

	JPMorgan Chase Bank, N.A.
	Basel III Standardized Transitional			Basel III Advanced Transitional
(in millions, except ratios)	Dec 31, 2017	Dec 31, 2016		Dec 31, 2017	Dec 31, 2016
Regulatory capital
CET1 capital	$184,375	$179,319		$184,375	$179,319
Tier 1 capital(a)	184,375	179,341		184,375	179,341
Total capital	195,839	191,662		189,419	184,637

Assets
Risk-weighted	1,335,809	1,311,240	(e)	1,226,534	1,262,613
Adjusted average(b)	2,116,031	2,088,851		2,116,031	2,088,851

Capital ratios(c)
CET1	13.8%	13.7%	(e)	15.0%	14.2%
Tier 1(a)	13.8	13.7	(e)	15.0	14.2
Total	14.7	14.6	(e)	15.4	14.6
Tier 1 leverage(d)	8.7	8.6		8.7	8.6

JPMorgan Chase & Co./2017 Annual Report	259

Notes to consolidated financial statements

	Chase Bank USA, N.A.
	Basel III Standardized Transitional		Basel III Advanced Transitional
(in millions, except ratios)	Dec 31, 2017	Dec 31, 2016	Dec 31, 2017	Dec 31, 2016
Regulatory capital
CET1 capital	$21,600	$16,784	$21,600	$16,784
Tier 1 capital	21,600	16,784	21,600	16,784
Total capital	27,691	22,862	26,250	21,434

Assets
Risk-weighted	113,108	112,297	190,523	186,378
Adjusted average(b)	126,517	120,304	126,517	120,304

Capital ratios(c)
CET1	19.1%	14.9%	11.3%	9.0%
Tier 1	19.1	14.9	11.3	9.0
Total	24.5	20.4	13.8	11.5
Tier 1 leverage(d)	17.1	14.0	17.1	14.0

(a)	Includes the deduction associated with the permissible holdings of covered funds (as defined by the Volcker Rule). The deduction was not material as of December 31, 2017 and 2016.

(b)
Adjusted average assets, for purposes of calculating the Tier 1 leverage ratio, includes total quarterly average assets adjusted for unrealized gains/(losses) on AFS securities, less deductions for goodwill and other intangible assets, defined benefit pension plan assets, and deferred tax assets related to tax attributes, including NOLs.

(c)
For each of the risk-based capital ratios, the capital adequacy of the Firm and its IDI subsidiaries is evaluated against the lower of the two ratios as calculated under Basel III approaches (Standardized or Advanced) as required by the Collins Amendment of the Dodd-Frank Act (the “Collins Floor”)

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

The following table presents the minimum ratios to which the Firm and its IDI subsidiaries are subject as of December 31, 2017.

	Minimum capital ratios		Well-capitalized ratios
	BHC(a)(e)	IDI(b)(e)	BHC(c)	IDI(d)
Capital ratios
CET1	7.50%	5.75%	—%	6.50%
Tier 1	9.00	7.25	6.00	8.00
Total	11.00	9.25	10.00	10.00
Tier 1 leverage	4.00	4.00	—	5.00
Note: The table above is as defined by the regulations issued by the Federal Reserve, OCC and FDIC and to which the Firm and its IDI subsidiaries are subject.

(a)
Represents the Transitional minimum capital ratios applicable to the Firm under Basel III at December 31, 2017. At December 31, 2017, the CET1 minimum capital ratio includes 1.25% resulting from the phase-in of the Firm’s 2.5% capital conservation buffer, and 1.75% resulting from the phase-in of the Firm’s 3.5% GSIB surcharge.

(b)
Represents requirements for JPMorgan Chase’s IDI subsidiaries. The CET1 minimum capital ratio includes 1.25% resulting from the phase-in of the 2.5% capital conservation buffer that is applicable to the IDI subsidiaries. The IDI subsidiaries are not subject to the GSIB surcharge.

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

As of December 31, 2017 and 2016, JPMorgan Chase and all of its IDI subsidiaries were well-capitalized and met all capital requirements to which each was subject.

260	JPMorgan Chase & Co./2017 Annual Report

Note 27 – Off–balance sheet lending-related
financial instruments, guarantees, and
other commitments
JPMorgan Chase provides lending-related financial instruments (e.g., commitments and guarantees) to meet the financing needs of its clients or customers. The contractual amount of these financial instruments represents the maximum possible credit risk to the Firm should the counterparty draw upon the commitment or the Firm be required to fulfill its obligation under the guarantee, and should the counterparty subsequently fail to perform according to the terms of the contract. Most of these commitments and guarantees are refinanced, extended, cancelled, or expire without being drawn or a default occurring. As a result, the total contractual amount of these instruments is not, in the Firm’s view, representative of its expected future credit exposure or funding requirements.

To provide for probable credit losses inherent in wholesale and certain consumer lending-commitments, an allowance for credit losses on lending-related commitments is maintained. See Note 13 for further information regarding the allowance for credit losses on lending-related commitments. The following table summarizes the contractual amounts and carrying values of off-balance sheet lending-related financial instruments, guarantees and other commitments at December 31, 2017 and 2016. The amounts in the table below for credit card and home equity lending-related commitments represent the total available credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit for these products will be utilized at the same time. The Firm can reduce or cancel credit card lines of credit by providing the borrower notice or, in some cases as permitted by law, without notice. In addition, the Firm typically closes credit card lines when the borrower is 60 days or more past due. The Firm may reduce or close HELOCs when there are significant decreases in the value of the underlying property, or when there has been a demonstrable decline in the creditworthiness of the borrower.

JPMorgan Chase & Co./2017 Annual Report	261

Notes to consolidated financial statements

Off–balance sheet lending-related financial instruments, guarantees and other commitments
	Contractual amount							Carrying value(i)
	2017					2016		2017	2016
By remaining maturity at December 31, (in millions)	Expires in 1 year or less	Expires after 1 year through 3 years	Expires after 3 years through 5 years	Expires after 5 years	Total	Total
Lending-related
Consumer, excluding credit card:
Home equity	$2,165	$1,370	$1,379	$15,446	$20,360	$21,714		$12	$12
Residential mortgage(a)(b)	5,723	—	—	13	5,736	10,332		—	—
Auto	8,007	872	292	84	9,255	8,468		2	2
Consumer & Business Banking(b)	11,642	926	112	522	13,202	12,733		19	12
Total consumer, excluding credit card	27,537	3,168	1,783	16,065	48,553	53,247	(h)	33	26
Credit card	572,831	—	—	—	572,831	553,891		—	—
Total consumer(c)	600,368	3,168	1,783	16,065	621,384	607,138	(h)	33	26
Wholesale:
Other unfunded commitments to extend credit(d)	61,536	118,907	138,289	12,428	331,160	328,497		840	905
Standby letters of credit and other financial guarantees(d)	15,278	9,905	7,963	2,080	35,226	35,947		636	586
Other letters of credit(d)	3,459	114	139	—	3,712	3,570		3	2
Total wholesale(e)	80,273	128,926	146,391	14,508	370,098	368,014		1,479	1,493
Total lending-related	$680,641	$132,094	$148,174	$30,573	$991,482	$975,152	(h)	$1,512	$1,519
Other guarantees and commitments
Securities lending indemnification agreements and guarantees(f)	$179,490	$—	$—	$—	$179,490	$137,209		$—	$—
Derivatives qualifying as guarantees	4,529	101	12,479	40,065	57,174	51,966		304	80
Unsettled reverse repurchase and securities borrowing agreements	76,859	—	—	—	76,859	50,722		—	—
Unsettled repurchase and securities lending agreements	44,205	—	—	—	44,205	26,948		—	—
Loan sale and securitization-related indemnifications:
Mortgage repurchase liability	NA	NA	NA	NA	NA	NA		111	133
Loans sold with recourse	NA	NA	NA	NA	1,169	2,730		38	64
Other guarantees and commitments(g)	7,668	1,084	434	2,681	11,867	5,715		(76)	(118)

(a)	Includes certain commitments to purchase loans from correspondents.

(b)	Certain loan portfolios have been reclassified. The prior period amounts have been revised to conform with the current period presentation.

(c)	Predominantly all consumer lending-related commitments are in the U.S.

(d)
At December 31, 2017 and 2016, reflected the contractual amount net of risk participations totaling $334 million and $328 million, respectively, for other unfunded commitments to extend credit; $10.4 billion and $11.1 billion, respectively, for standby letters of credit and other financial guarantees; and $405 million and $265 million, respectively, for other letters of credit. In regulatory filings with the Federal Reserve these commitments are shown gross of risk participations.

(e)	At December 31, 2017 and 2016, the U.S. portion of the contractual amount of total wholesale lending-related commitments was 77% and 79%, respectively.

(f)
At December 31, 2017 and 2016, collateral held by the Firm in support of securities lending indemnification agreements was $188.7 billion and $143.2 billion, respectively. Securities lending collateral consist of primarily cash and securities issued by governments that are members of G7 and U.S. government agencies.

(g)
At December 31, 2017, primarily includes letters of credit hedged by derivative transactions and managed on a market risk basis, unfunded commitments related to institutional lending and commitments associated with the Firm’s membership in certain clearing houses. Additionally, includes unfunded commitments predominantly related to certain tax-oriented equity investments.

(h)	The prior period amounts have been revised to conform with the current period presentation.

(i)
For lending-related products, the carrying value represents the allowance for lending-related commitments and the guarantee liability; for derivative-related products, the carrying value represents the fair value.

262	JPMorgan Chase & Co./2017 Annual Report

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
The Firm acts as a settlement and custody bank in the U.S. tri-party repurchase transaction market. In its role as settlement and custody bank, the Firm is exposed to the intra-day credit risk of its cash borrower clients, usually broker-dealers. This exposure arises under secured clearance advance facilities that the Firm extends to its clients (i.e. cash borrowers); these facilities contractually limit the Firm’s intra-day credit risk to the facility amount and must be repaid by the end of the day. As of December 31, 2017 and 2016, the secured clearance advance facility maximum outstanding commitment amount was $1.5 billion and $2.4 billion, respectively.
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
As required by U.S. GAAP, the Firm initially records guarantees at the inception date fair value of the obligation assumed (e.g., the amount of consideration received or the net present value of the premium receivable). For certain types of guarantees, the Firm records this fair value amount in other liabilities with an offsetting entry recorded in cash (for premiums received), or other assets (for premiums receivable). Any premium receivable recorded in other assets is reduced as cash is received under the contract, and the fair value of the liability recorded at inception is amortized into income as lending and deposit-related fees over the life of the guarantee contract. For indemnifications provided in sales agreements, a portion of the sale proceeds is allocated to the guarantee, which adjusts the gain or loss that would otherwise result from the transaction. For these indemnifications, the initial liability is amortized to income as the Firm’s risk is reduced (i.e., over time or when the indemnification expires). Any contingent liability that exists as a result of issuing the guarantee or indemnification is recognized when it becomes probable and reasonably estimable. The contingent portion of the liability is not recognized if the estimated amount is less than the carrying amount of the liability recognized at inception (adjusted for any amortization). The recorded amounts of the liabilities related to guarantees and indemnifications at December 31, 2017 and 2016, excluding the allowance for credit losses on lending-related commitments, are discussed below.
Standby letters of credit and other financial guarantees
Standby letters of credit and other financial guarantees are conditional lending commitments issued by the Firm to guarantee the performance of a client or customer to a third party under certain arrangements, such as commercial paper facilities, bond financings, acquisition financings, trade and similar transactions. The carrying values of standby and other letters of credit were $639 million and $588 million at December 31, 2017 and 2016, respectively, which were classified in accounts payable and other liabilities on the Consolidated balance sheets; these carrying values included $195 million and $147 million, respectively, for the allowance for lending-related commitments, and $444 million and $441 million, respectively, for the guarantee liability and corresponding asset.
The following table summarizes the types of facilities under which standby letters of credit and other letters of credit arrangements are outstanding by the ratings profiles of the Firm’s clients, as of December 31, 2017 and 2016.
Standby letters of credit, other financial guarantees and other letters of credit

	2017		2016
December 31, (in millions)	Standby letters of credit and other financial guarantees	Other letters of credit	Standby letters of credit and other financial guarantees	Other letters of credit
Investment-grade(a)	$28,492	$2,646	$28,245	$2,781
Noninvestment-grade(a)	6,734	1,066	7,702	789
Total contractual amount	$35,226	$3,712	$35,947	$3,570
Allowance for lending-related commitments	$192	$3	$145	$2
Guarantee liability	444	—	441	—
Total carrying value	$636	$3	$586	$2
Commitments with collateral	$17,421	$878	$19,346	$940

(a)	The ratings scale is based on the Firm’s internal ratings, which generally correspond to ratings as defined by S&P and Moody’s.

JPMorgan Chase & Co./2017 Annual Report	263

Notes to consolidated financial statements

Securities lending indemnifications
Through the Firm’s securities lending program, counterparties’ securities, via custodial and non-custodial arrangements, may be lent to third parties. As part of this program, the Firm provides an indemnification in the lending agreements which protects the lender against the failure of the borrower to return the lent securities. To minimize its liability under these indemnification agreements, the Firm obtains cash or other highly liquid collateral with a market value exceeding 100% of the value of the securities on loan from the borrower. Collateral is marked to market daily to help assure that collateralization is adequate. Additional collateral is called from the borrower if a shortfall exists, or collateral may be released to the borrower in the event of overcollateralization. If a borrower defaults, the Firm would use the collateral held to purchase replacement securities in the market or to credit the lending client or counterparty with the cash equivalent thereof.
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
Derivatives deemed to be guarantees also includes stable value contracts, commonly referred to as “stable value products”, that require the Firm to make a payment of the difference between the market value and the book value of a counterparty’s reference portfolio of assets in the event that market value is less than book value and certain other conditions have been met. Stable value products are transacted in order to allow investors to realize investment returns with less volatility than an unprotected portfolio. These contracts are typically longer-term or may have no stated maturity, but allow the Firm to elect to terminate the contract under certain conditions.
The notional value of derivatives guarantees  generally represents the Firm’s maximum exposure. However, exposure to certain stable value products is contractually limited to a substantially lower percentage of the notional amount.
The fair value of derivative guarantees reflects the probability, in the Firm’s view, of whether the Firm will be required to perform under the contract. The Firm reduces exposures to these contracts by entering into offsetting transactions, or by entering into contracts that hedge the market risk related to the derivative guarantees.

The following table summarizes the derivatives qualifying as guarantees as of December 31, 2017, and 2016.

(in millions)	December 31, 2017	December 31, 2016
Notional amounts
Derivative guarantees	57,174	51,966
Stable value contracts with contractually limited exposure	29,104	28,665
Maximum exposure of stable value contracts with contractually limited exposure	3,053	3,012

Fair value
Derivative payables	304	96
Derivative receivables	—	16
In addition to derivative contracts that meet the characteristics of a guarantee, the Firm is both a purchaser and seller of credit protection in the credit derivatives market. For a further discussion of credit derivatives, see Note 5.

Unsettled reverse repurchase and securities borrowing agreements, and unsettled repurchase and securities lending agreements
In the normal course of business, the Firm enters into reverse repurchase agreements and securities borrowing agreements, which are secured financing agreements. Such agreements settle at a future date. At settlement, these commitments result in the Firm advancing cash to and receiving securities collateral from the counterparty. The Firm also enters into repurchase agreements and securities lending agreements. At settlement, these commitments result in the Firm receiving cash from and providing securities collateral to the counterparty. These agreements generally do not meet the definition of a derivative, and therefore, are not recorded on the Consolidated balance sheets until settlement date. These agreements predominantly consist of agreements with regular-way settlement periods. For a further discussion of securities purchased under resale agreements and securities borrowed, and securities sold under repurchase agreements and securities loaned, see Note 11.

264	JPMorgan Chase & Co./2017 Annual Report

Loan sales- and securitization-related indemnifications
Mortgage repurchase liability
In connection with the Firm’s mortgage loan sale and securitization activities with GSEs, as described in Note 14, the Firm has made representations and warranties that the loans sold meet certain requirements that may require the Firm to repurchase mortgage loans and/or indemnify the loan purchaser. Further, although the Firm’s securitizations are predominantly nonrecourse, the Firm does provide recourse servicing in certain limited cases where it agrees to share credit risk with the owner of the mortgage loans. To the extent that repurchase demands that are received relate to loans that the Firm purchased from third parties that remain viable, the Firm typically will have the right to seek a recovery of related repurchase losses from the third party. Generally, the maximum amount of future payments the Firm would be required to make for breaches of these representations and warranties would be equal to the unpaid principal balance of such loans that are deemed to have defects that were sold to purchasers (including securitization-related SPEs) plus, in certain circumstances, accrued interest on such loans and certain expenses.
Private label securitizations
The liability related to repurchase demands associated with private label securitizations is separately evaluated by the Firm in establishing its litigation reserves.
For additional information regarding litigation, see Note 29.
Loans sold with recourse
The Firm provides servicing for mortgages and certain commercial lending products on both a recourse and nonrecourse basis. In nonrecourse servicing, the principal credit risk to the Firm is the cost of temporary servicing advances of funds (i.e., normal servicing advances). In recourse servicing, the servicer agrees to share credit risk with the owner of the mortgage loans, such as Fannie Mae or Freddie Mac or a private investor, insurer or guarantor. Losses on recourse servicing predominantly occur when foreclosure sales proceeds of the property underlying a defaulted loan are less than the sum of the outstanding principal balance, plus accrued interest on the loan and the cost of holding and disposing of the underlying property. The Firm’s securitizations are predominantly nonrecourse, thereby effectively transferring the risk of future credit losses to the purchaser of the mortgage-backed securities issued by the trust. At December 31, 2017 and 2016, the unpaid principal balance of loans sold with recourse totaled $1.2 billion and $2.7 billion, respectively. The carrying value of the related liability that the Firm has recorded, which is representative of the Firm’s view of the likelihood it will have to perform under its recourse obligations, was $38 million and $64 million at December 31, 2017 and 2016, respectively.
Other off-balance sheet arrangements
Indemnification agreements – general
In connection with issuing securities to investors outside the U.S., the Firm may agree to pay additional amounts to the holders of the securities in the event that, due to a change in tax law, certain types of withholding taxes are imposed on payments on the securities. The terms of the securities may also give the Firm the right to redeem the securities if such additional amounts are payable. The enactment of the TCJA will not cause the Firm to become obligated to pay any such additional amounts. The Firm may also enter into indemnification clauses in connection with the licensing of software to clients (“software licensees”) or when it sells a business or assets to a third party (“third-party purchasers”), pursuant to which it indemnifies software licensees for claims of liability or damages that may occur subsequent to the licensing of the software, or third-party purchasers for losses they may incur due to actions taken by the Firm prior to the sale of the business or assets. It is difficult to estimate the Firm’s maximum exposure under these indemnification arrangements, since this would require an assessment of future changes in tax law and future claims that may be made against the Firm that have not yet occurred. However, based on historical experience, management expects the risk of loss to be remote.
Card charge-backs .
Under the rules of Visa USA, Inc., and MasterCard International, JPMorgan Chase Bank, N.A., is primarily liable for the amount of each processed card sales transaction that is the subject of a dispute between a cardmember and a merchant. If a dispute is resolved in the cardmember’s favor, Merchant Services will (through the cardmember’s issuing bank) credit or refund the amount to the cardmember and will charge back the transaction to the merchant. If Merchant Services is unable to collect the amount from the merchant, Merchant Services will bear the loss for the amount credited or refunded to the cardmember. Merchant Services mitigates this risk by withholding future settlements, retaining cash reserve accounts or by obtaining other security. However, in the unlikely event that: (1) a merchant ceases operations and is unable to deliver products, services or a refund; (2) Merchant Services does not have sufficient collateral from the merchant to provide cardmember refunds; and (3) Merchant Services does not have sufficient financial resources to provide cardmember refunds, JPMorgan Chase Bank, N.A., would recognize the loss.
Merchant Services incurred aggregate losses of $28 million, $85 million, and $12 million on $1,191.7 billion, $1,063.4 billion, and $949.3 billion of aggregate volume processed for the years ended December 31, 2017, 2016 and 2015, respectively. Incurred losses from merchant charge-backs are charged to other expense, with the offset recorded in a valuation allowance against accrued interest and accounts receivable on the Consolidated balance sheets. The carrying value of the valuation allowance was $7 million and $45 million at December 31, 2017 and 2016, respectively, which the Firm believes, based on historical experience and the collateral held by Merchant Services of $141 million and $125 million at December 31, 2017 and 2016, respectively, is representative of the payment or performance risk to the Firm related to charge-backs.

JPMorgan Chase & Co./2017 Annual Report	265

Notes to consolidated financial statements

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
As a clearing member, the Firm is exposed to the risk of nonperformance by its clients, but is not liable to clients for the performance of the CCPs. Where possible, the Firm seeks to mitigate its risk to the client through the collection of appropriate amounts of margin at inception and throughout the life of the transactions. The Firm can also cease providing clearing services if clients do not adhere to their obligations under the clearing agreement. In the event of nonperformance by a client, the Firm would close out the client’s positions and access available margin. The CCP would utilize any margin it holds to make itself whole, with any remaining shortfalls required to be paid by the Firm as a clearing member.
The Firm reflects its exposure to nonperformance risk of the client through the recognition of margin receivables from clients and margin payables to CCPs; the clients’ underlying securities or derivative contracts are not reflected in the Firm’s Consolidated Financial Statements.
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
For information on the derivatives that the Firm executes for its own account and records in its Consolidated Financial Statements, see Note 5.
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
Guarantees of subsidiaries
In the normal course of business, the Parent Company may provide counterparties with guarantees of certain of the trading and other obligations of its subsidiaries on a contract-by-contract basis, as negotiated with the Firm’s counterparties. The obligations of the subsidiaries are included on the Firm’s Consolidated balance sheets or are reflected as off-balance sheet commitments; therefore, the Parent Company has not recognized a separate liability for these guarantees. The Firm believes that the occurrence of any event that would trigger payments by the Parent Company under these guarantees is remote.
The Parent Company has guaranteed certain long-term debt and structured notes of its subsidiaries, including JPMorgan Chase Financial Company LLC (“JPMFC”), a 100%-owned finance subsidiary. All securities issued by JPMFC are fully and unconditionally guaranteed by the Parent Company. These guarantees, which rank on a parity with the Firm’s unsecured and unsubordinated indebtedness, are not included in the table on page 262 of this Note. For additional information, see Note 19.

266	JPMorgan Chase & Co./2017 Annual Report

Note 28 – Commitments, pledged assets and
collateral
Lease commitments
At December 31, 2017, JPMorgan Chase and its subsidiaries were obligated under a number of noncancelable operating leases for premises and equipment used primarily for banking purposes. Certain leases contain renewal options or escalation clauses providing for increased rental payments based on maintenance, utility and tax increases, or they require the Firm to perform restoration work on leased premises. No lease agreement imposes restrictions on the Firm’s ability to pay dividends, engage in debt or equity financing transactions or enter into further lease agreements.
The following table presents required future minimum rental payments under operating leases with noncancelable lease terms that expire after December 31, 2017.

Year ended December 31, (in millions)
2018	1,526
2019	1,450
2020	1,300
2021	1,029
2022	815
After 2022	3,757
Total minimum payments required	9,877
Less: Sublease rentals under noncancelable subleases	(1,034)
Net minimum payment required	$8,843
Total rental expense was as follows.

Year ended December 31, (in millions)
	2017	2016	2015
Gross rental expense	$1,853	$1,860	$2,015
Sublease rental income	(251)	(241)	(411)
Net rental expense	$1,602	$1,619	$1,604

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
The following table presents the Firm’s pledged assets.

December 31, (in billions)	2017	2016
Assets that may be sold or repledged or otherwise used by secured parties	$129.6	$133.6
Assets that may not be sold or repledged or otherwise used by secured parties	67.9	53.5
Assets pledged at Federal Reserve banks and FHLBs	493.7	441.9
Total assets pledged	$691.2	$629.0
Total assets pledged do not include assets of consolidated VIEs; these assets are used to settle the liabilities of those entities. See Note 14 for additional information on assets and liabilities of consolidated VIEs. For additional information on the Firm’s securities financing activities, see Note 11. For additional information on the Firm’s long-term debt, see Note 19. The significant components of the Firm’s pledged assets were as follows.

December 31, (in billions)	2017	2016
Securities	$86.2	$101.1
Loans	437.7	374.9
Trading assets and other	167.3	153.0
Total assets pledged	$691.2	$629.0
Collateral
The Firm accepts financial assets as collateral that it is permitted to sell or repledge, deliver or otherwise use. This collateral is generally obtained under resale agreements, securities borrowing agreements, customer margin loans and derivative agreements. Collateral is generally used under repurchase agreements, securities lending agreements or to cover customer short sales and to collateralize deposits and derivative agreements.
The following table presents the fair value of collateral accepted.

December 31, (in billions)	2017	2016
Collateral permitted to be sold or repledged, delivered, or otherwise used	$968.8	$914.1
Collateral sold, repledged, delivered or otherwise used	775.3	746.6

JPMorgan Chase & Co./2017 Annual Report	267

Notes to consolidated financial statements

Note 29 – Litigation
Contingencies
As of December 31, 2017, the Firm and its subsidiaries and affiliates are defendants or putative defendants in numerous legal proceedings, including private, civil litigations and regulatory/government investigations. The litigations range from individual actions involving a single plaintiff to class action lawsuits with potentially millions of class members. Investigations involve both formal and informal proceedings, by both governmental agencies and self-regulatory organizations. These legal proceedings are at varying stages of adjudication, arbitration or investigation, and involve each of the Firm’s lines of business and geographies and a wide variety of claims (including common law tort and contract claims and statutory antitrust, securities and consumer protection claims), some of which present novel legal theories.
The Firm believes the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for its legal proceedings is from $0 to approximately $1.7 billion at December 31, 2017. This estimated aggregate range of reasonably possible losses was based upon currently available information for those proceedings in which the Firm believes that an estimate of reasonably possible loss can be made. For certain matters, the Firm does not believe that such an estimate can be made, as of that date. The Firm’s estimate of the aggregate range of reasonably possible losses involves significant judgment, given the number, variety and varying stages of the proceedings (including the fact that many are in preliminary stages), the existence in many such proceedings of multiple defendants (including the Firm) whose share of liability has yet to be determined, the numerous yet-unresolved issues in many of the proceedings (including issues regarding class certification and the scope of many of the claims) and the attendant uncertainty of the various potential outcomes of such proceedings, including where the Firm has made assumptions concerning future rulings by the court or other adjudicator, or about the behavior or incentives of adverse parties or regulatory authorities, and those assumptions prove to be incorrect. In addition, the outcome of a particular proceeding may be a result which the Firm did not take into account in its estimate because the Firm had deemed the likelihood of that outcome to be remote. Accordingly, the Firm’s estimate of the aggregate range of reasonably possible losses will change from time to time, and actual losses may vary significantly.
Set forth below are descriptions of the Firm’s material legal proceedings.
Foreign Exchange Investigations and Litigation. The Firm previously reported settlements with certain government authorities relating to its foreign exchange (“FX”) sales and trading activities and controls related to those activities. FX-related investigations and inquiries by government authorities, including competition authorities, are ongoing, and the Firm is cooperating with and working to resolve those matters. In May 2015, the Firm pleaded guilty to a single violation of federal antitrust law. In January 2017, the Firm was sentenced, with judgment entered thereafter. The Department of Labor has granted the Firm a five-year exemption of disqualification, effective upon expiration of a temporary one-year exemption previously granted, that allows the Firm and its affiliates to continue to rely on the Qualified Professional Asset Manager exemption under the Employee Retirement Income Security Act (“ERISA”). The Firm will need to reapply in due course for a further exemption to cover the remainder of the ten-year disqualification period. Separately, in February 2017 the South Africa Competition Commission referred its FX investigation of the Firm and other banks to the South Africa Competition Tribunal, which is conducting civil proceedings concerning that matter.
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

268	JPMorgan Chase & Co./2017 Annual Report

remanded the case to the Bankruptcy Court with instructions to enter partial summary judgment for the Creditors Committee as to the termination statement. The proceedings in the Bankruptcy Court continue with respect to, among other things, additional defenses asserted by JPMorgan Chase Bank, N.A. and the value of additional collateral on the Term Loan that was unaffected by the filing of the termination statement at issue. In connection with that additional collateral, a trial in the Bankruptcy Court regarding the value of certain representative assets concluded in May 2017, and a ruling was issued in September 2017. The Bankruptcy Court found that 33 of the 40 representative assets are fixtures and that these fixtures generally should be valued on a “going concern” basis. The Creditors Committee is seeking leave to appeal the Bankruptcy Court’s ruling that the fixtures should be valued on a “going concern” basis rather than on a liquidation basis. In addition, certain Term Loan lenders filed cross-claims in the Bankruptcy Court against JPMorgan Chase Bank, N.A. seeking indemnification and asserting various claims. The parties are engaged in mediation concerning, among other things, the characterization and value of the remaining additional collateral, in light of the Bankruptcy Court’s ruling regarding the representative assets, as well as other issues, including the cross-claims.
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
Interchange Litigation. A group of merchants and retail associations filed a series of class action complaints alleging that Visa and MasterCard, as well as certain banks, conspired to set the price of credit and debit card interchange fees and enacted respective rules in violation of antitrust laws. The parties settled the cases for a cash payment of $6.1 billion to the class plaintiffs (of which the Firm’s share is approximately 20%) and an amount equal to ten basis points of credit card interchange for a period of 8 months to be measured from a date within 60 days of the end of the opt-out period. The settlement also provided for modifications to each credit card network’s rules, including those that prohibit surcharging credit card transactions. In December 2013, the District Court granted final approval of the settlement.

A number of merchants appealed to the United States Court of Appeals for the Second Circuit, which, in June 2016, vacated the District Court’s certification of the class action and reversed the approval of the class settlement. In March 2017, the U.S. Supreme Court declined petitions seeking review of the decision of the Court of Appeals. The case has been remanded to the District Court for further proceedings consistent with the appellate decision.
In addition, certain merchants have filed individual actions raising similar allegations against Visa and MasterCard, as well as against the Firm and other banks, and those actions are proceeding.
LIBOR and Other Benchmark Rate Investigations and Litigation. JPMorgan Chase has received subpoenas and requests for documents and, in some cases, interviews, from federal and state agencies and entities, including the U.S. Commodity Futures Trading Commission (“CFTC”) and various state attorneys general, as well as the European Commission (“EC”), the Swiss Competition Commission (“ComCo”) and other regulatory authorities and banking associations around the world relating primarily to the process by which interest rates were submitted to the British Bankers Association (“BBA”) in connection with the setting of the BBA’s London Interbank Offered Rate (“LIBOR”) for various currencies, principally in 2007 and 2008. Some of the inquiries also relate to similar processes by which information on rates was submitted to the European Banking Federation (“EBF”) in connection with the setting of the EBF’s Euro Interbank Offered Rates (“EURIBOR”) and to the Japanese Bankers’ Association for the setting of Tokyo Interbank Offered Rates (“TIBOR”) during similar time periods, as well as processes for the setting of U.S. dollar ISDAFIX rates and other reference rates in various parts of the world during similar time periods, including through 2012. The Firm continues to cooperate with these ongoing investigations, and is currently engaged in discussions with the CFTC about resolving its U.S. dollar ISDAFIX-related investigation with respect to the Firm. There is no assurance that such discussions will result in a settlement. As previously reported, the Firm has resolved EC inquiries relating to Yen LIBOR and Swiss Franc LIBOR. In December 2016, the Firm resolved ComCo inquiries relating to these same rates. ComCo’s investigation relating to EURIBOR, to which the Firm and other banks are subject, continues. In December 2016, the EC issued a decision against the Firm and other banks finding an infringement of European antitrust rules relating to EURIBOR. The Firm has filed an appeal with the European General Court.
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

JPMorgan Chase & Co./2017 Annual Report	269

Notes to consolidated financial statements

manipulated various benchmark rates by submitting rates that were artificially low or high. Plaintiffs allege that they transacted in loans, derivatives or other financial instruments whose values are affected by changes in these rates and assert a variety of claims including antitrust claims seeking treble damages. These matters are in various stages of litigation.
The Firm has agreed to settle a putative class action related to Swiss franc LIBOR, and that settlement remains subject to final court approval.
In an action related to EURIBOR, the District Court dismissed all claims except a single antitrust claim and two common law claims, and dismissed all defendants except the Firm and Citibank.
In actions related to U.S. dollar LIBOR, the District Court dismissed certain claims, including antitrust claims brought by some plaintiffs whom the District Court found did not have standing to assert such claims, and permitted antitrust claims, claims under the Commodity Exchange Act and common law claims to proceed. The plaintiffs whose antitrust claims were dismissed for lack of standing have filed an appeal. In May 2017, plaintiffs in three putative class actions moved in the District Court for class certification, and the Firm and other defendants have opposed that motion. In January 2018, the District Court heard oral arguments on the class certification motions and reserved decision.
In an action related to the Singapore Interbank Offered Rate and the Singapore Swap Offer Rate, the District Court dismissed without prejudice all claims except a single antitrust claim, and dismissed without prejudice all defendants except the Firm, Bank of America and Citibank. The plaintiffs filed an amended complaint in September 2017, which the Firm and other defendants have moved to dismiss.
The Firm is one of the defendants in a number of putative class actions alleging that defendant banks and ICAP conspired to manipulate the U.S. dollar ISDAFIX rates. In April 2016, the Firm settled this litigation, along with certain other banks. Those settlements have been preliminarily approved by the Court.
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
Repurchase Litigation. The Firm is defending a few actions brought by trustees and/or securities administrators of various MBS trusts on behalf of purchasers of securities issued by those trusts. These cases generally allege breaches of various representations and warranties regarding securitized loans and seek repurchase of those loans or equivalent monetary relief, as well as indemnification of attorneys’ fees and costs and other remedies. The trustees and/or securities administrators have accepted settlement offers on these MBS transactions, and these settlements are subject to court approval.
In addition, the Firm and a group of 21institutional MBS investors made a binding offer to the trustees of MBS issued by JPMC and Bear Stearns providing for the payment of $4.5 billion and the implementation of certain servicing changes by JPMC, to resolve all repurchase and servicing claims that have been asserted or could have been asserted with respect to 330 MBS trusts created between 2005 and 2008. The offer does not resolve claims relating to Washington Mutual MBS. The trustees (or separate and successor trustees) for this group of 330 trusts have accepted the settlement for 319 trusts in whole or in part and excluded from the settlement 16 trusts in whole or in part. The trustees’ acceptance received final approval from the court and the Firm paid the settlement in December 2017.
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
Derivative Action. A shareholder derivative action against the Firm, as nominal defendant, and certain of its current and former officers and members of its Board of Directors relating to the Firm’s MBS activities was filed in California federal court in 2013. In June 2017, the court granted defendants’ motion to dismiss the cause of action that alleged material misrepresentations and omissions in the

270	JPMorgan Chase & Co./2017 Annual Report

Firm’s proxy statement, found that the court did not have personal jurisdiction over the individual defendants with respect to the remaining causes of action, and transferred that remaining portion of the case to the United States District Court for the Southern District of New York without ruling on the merits. The motion by the defendants to dismiss is pending.
Municipal Derivatives Litigation. Several civil actions were commenced in New York and Alabama courts against the Firm relating to certain Jefferson County, Alabama (the “County”) warrant underwritings and swap transactions. The claims in the civil actions generally alleged that the Firm made payments to certain third parties in exchange for being chosen to underwrite more than $3.0 billion in warrants issued by the County and to act as the counterparty for certain swaps executed by the County. The County filed for bankruptcy in November 2011. In June 2013, the County filed a Chapter 9 Plan of Adjustment, as amended (the “Plan of Adjustment”), which provided that all the above-described actions against the Firm would be released and dismissed with prejudice. In November 2013, the Bankruptcy Court confirmed the Plan of Adjustment, and in December 2013, certain sewer rate payers filed an appeal challenging the confirmation of the Plan of Adjustment. All conditions to the Plan of Adjustment’s effectiveness, including the dismissal of the actions against the Firm, were satisfied or waived and the transactions contemplated by the Plan of Adjustment occurred in December 2013. Accordingly, all the above-described actions against the Firm have been dismissed pursuant to the terms of the Plan of Adjustment. The appeal of the Bankruptcy Court’s order confirming the Plan of Adjustment remains pending.
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

Wendel. Since 2012, the French criminal authorities have been investigating a series of transactions entered into by senior managers of Wendel Investissement (“Wendel”) during the period from 2004 through 2007 to restructure their shareholdings in Wendel. JPMorgan Chase Bank, N.A., Paris branch provided financing for the transactions to a number of managers of Wendel in 2007. JPMorgan Chase has cooperated with the investigation. The investigating judges issued an ordonnance de renvoi in November 2016, referring JPMorgan Chase Bank, N.A. to the French tribunal correctionnel for alleged complicity in tax fraud. No date for trial has been set by the court. The Firm has been successful in legal challenges made to the Court of Cassation, France’s highest court, with respect to the criminal proceedings. In January 2018, the Paris Court of Appeal issued a decision cancelling the mise en examen of JPMorgan Chase Bank, N.A. The Firm is requesting clarification from the Court of Cassation concerning the Court of Appeal’s decision before seeking direction on next steps in the criminal proceedings. In addition, a number of the managers have commenced civil proceedings against JPMorgan Chase Bank, N.A. The claims are separate, involve different allegations and are at various stages of proceedings.
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
The Firm has established reserves for several hundred of its currently outstanding legal proceedings. In accordance with the provisions of U.S. GAAP for contingencies, the Firm accrues for a litigation-related liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. The Firm evaluates its outstanding legal proceedings each quarter to assess its litigation reserves, and makes adjustments in such reserves, upwards or downward, as appropriate, based on management’s best judgment after consultation with counsel. During the years ended December 31, 2017, 2016 and 2015, the Firm’s legal expense was a benefit of $(35) million, a benefit of $(317) million, and an expense of $3.0 billion, respectively. There is no assurance that the Firm’s litigation reserves will not need to be adjusted in the future.
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

JPMorgan Chase & Co./2017 Annual Report	271

Notes to consolidated financial statements

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

272	JPMorgan Chase & Co./2017 Annual Report

Note 30 – International operations
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

As the Firm’s operations are highly integrated, estimates and subjective assumptions have been made to apportion revenue and expense between U.S. and international operations. These estimates and assumptions are consistent with the allocations used for the Firm’s segment reporting as set forth in Note 31.
The Firm’s long-lived assets for the periods presented are not considered by management to be significant in relation to total assets. The majority of the Firm’s long-lived assets are located in the U.S.

As of or for the year ended December 31, (in millions)	Revenue(b)	Expense(c)	Income before income tax expense	Net income	Total assets
2017
Europe/Middle East/Africa	$14,426	$8,653	$5,773	$4,007	$407,145	(d)
Asia/Pacific	5,805	4,277	1,528	852	163,718
Latin America/Caribbean	1,994	1,523	471	299	44,569
Total international	22,225	14,453	7,772	5,158	615,432
North America(a)	77,399	49,271	28,128	19,283	1,918,168
Total	$99,624	$63,724	$35,900	$24,441	$2,533,600
2016
Europe/Middle East/Africa	$13,842	$8,550	$5,292	$3,783	$394,134	(d)
Asia/Pacific	6,112	4,213	1,899	1,212	156,946
Latin America/Caribbean	1,959	1,632	327	208	42,971
Total international	21,913	14,395	7,518	5,203	594,051
North America(a)	73,755	46,737	27,018	19,530	1,896,921
Total	$95,668	$61,132	$34,536	$24,733	$2,490,972
2015
Europe/Middle East/Africa	$14,206	$8,871	$5,335	$4,158	$347,647	(d)
Asia/Pacific	6,151	4,241	1,910	1,285	138,747
Latin America/Caribbean	1,923	1,508	415	253	48,185
Total international	22,280	14,620	7,660	5,696	534,579
North America(a)	71,263	48,221	23,042	18,746	1,817,119
Total	$93,543	$62,841	$30,702	$24,442	$2,351,698

(a)	Substantially reflects the U.S.

(b)	Revenue is composed of net interest income and noninterest revenue.

(c)	Expense is composed of noninterest expense and the provision for credit losses.

(d)	Total assets for the U.K. were approximately $310 billion, $310 billion, and $306 billion at December 31, 2017, 2016 and 2015, respectively.

JPMorgan Chase & Co./2017 Annual Report	273

Notes to consolidated financial statements

Note 31 – Business segments
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
Consumer & Community Banking
CCB offers services to consumers and businesses through bank branches, ATMs, online, mobile and telephone banking. CCB is organized into Consumer & Business Banking (including Consumer Banking/Chase Wealth Management and Business Banking), Home Lending (including Home Lending Production, Home Lending Servicing and Real Estate Portfolios) and Card, Merchant Services & Auto. Consumer & Business Banking offers deposit and investment products and services to consumers, and lending, deposit, and cash management and payment solutions to small businesses. Home Lending includes mortgage origination and servicing activities, as well as portfolios consisting of residential mortgages and home equity loans. Card, Merchant Services & Auto issues credit cards to consumers and small businesses, offers payment processing services to merchants, and originates and services auto loans and leases.
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
Asset & Wealth Management
AWM, with client assets of $2.8 trillion, is a global leader in investment and wealth management. AWM clients include institutions, high-net-worth individuals and retail investors in many major markets throughout the world. AWM offers investment management across most major asset classes including equities, fixed income, alternatives and money market funds. AWM also offers multi-asset investment management, providing solutions for a broad range of clients’ investment needs. For Wealth Management clients, AWM also provides retirement products and services, brokerage and banking services including trusts and estates, loans, mortgages and deposits. The majority of AWM’s client assets are in actively managed portfolios.
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

274	JPMorgan Chase & Co./2017 Annual Report

Segment results
The following tables provide a summary of the Firm’s segment results as of or for the years ended December 31, 2017, 2016 and 2015 on a managed basis. The Firm’s definition of managed basis starts with the reported U.S. GAAP results and includes certain reclassifications to present total net revenue (noninterest revenue and net interest income) for each of the reportable business segments on a FTE basis. Accordingly, revenue from investments receiving tax credits and tax-exempt securities is presented in the managed results on a basis comparable to taxable investments and securities. This allows management to assess the comparability of revenue from year-to-year arising from both taxable and tax-exempt sources. The corresponding income tax impact related to tax-exempt items is recorded within income tax expense/(benefit).
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
Segment results and reconciliation

As of or for the year ended December 31, (in millions, except ratios)	Consumer & Community Banking			Corporate & Investment Bank			Commercial Banking			Asset & Wealth Management
	2017	2016	2015	2017	2016	2015	2017	2016	2015	2017	2016	2015
Noninterest revenue	$14,710	$15,255	$15,592	$24,375	$24,325	$23,693	$2,522	$2,320	$2,365	$9,539	$9,012	$9,563
Net interest income	31,775	29,660	28,228	10,118	10,891	9,849	6,083	5,133	4,520	3,379	3,033	2,556
Total net revenue	46,485	44,915	43,820	34,493	35,216	33,542	8,605	7,453	6,885	12,918	12,045	12,119
Provision for credit losses	5,572	4,494	3,059	(45)	563	332	(276)	282	442	39	26	4
Noninterest expense	26,062	24,905	24,909	19,243	18,992	21,361	3,327	2,934	2,881	9,301	8,478	8,886
Income/(loss) before income tax expense/(benefit)	14,851	15,516	15,852	15,295	15,661	11,849	5,554	4,237	3,562	3,578	3,541	3,229
Income tax expense/(benefit)	5,456	5,802	6,063	4,482	4,846	3,759	2,015	1,580	1,371	1,241	1,290	1,294
Net income/(loss)	$9,395	$9,714	$9,789	$10,813	$10,815	$8,090	$3,539	$2,657	$2,191	$2,337	$2,251	$1,935
Average equity	$51,000	$51,000	$51,000	$70,000	$64,000	$62,000	$20,000	$16,000	$14,000	$9,000	$9,000	$9,000
Total assets	552,601	535,310	502,652	826,384	803,511	748,691	221,228	214,341	200,700	151,909	138,384	131,451
Return on equity	17%	18%	18%	14%	16%	12%	17%	16%	15%	25%	24%	21%
Overhead ratio	56	55	57	56	54	64	39	39	42	72	70	73

(table continued from above)
As of or for the year ended December 31, (in millions, except ratios)	Corporate			Reconciling Items(a)				Total
	2017	2016	2015	2017		2016	2015	2017	2016	2015
Noninterest revenue	$1,085	$938	$800	$(2,704)	(b)	$(2,265)	$(1,980)	$49,527	$49,585	$50,033
Net interest income	55	(1,425)	(533)	(1,313)		(1,209)	(1,110)	50,097	46,083	43,510
Total net revenue	1,140	(487)	267	(4,017)		(3,474)	(3,090)	99,624	95,668	93,543
Provision for credit losses	—	(4)	(10)	—		—	—	5,290	5,361	3,827
Noninterest expense	501	462	977	—		—	—	58,434	55,771	59,014
Income/(loss) before income tax expense/(benefit)	639	(945)	(700)	(4,017)		(3,474)	(3,090)	35,900	34,536	30,702
Income tax expense/(benefit)	2,282	(241)	(3,137)	(4,017)	(b)	(3,474)	(3,090)	11,459	9,803	6,260
Net income/(loss)	$(1,643)	$(704)	$2,437	$—		$—	$—	$24,441	$24,733	$24,442
Average equity	$80,350	$84,631	$79,690	$—		$—	$—	$230,350	$224,631	$215,690
Total assets	781,478	799,426	768,204	NA		NA	NA	2,533,600	2,490,972	2,351,698
Return on equity	NM	NM	NM	NM		NM	NM	10%	10%	11%
Overhead ratio	NM	NM	NM	NM		NM	NM	59	58	63

(a)
Segment results on a managed basis reflect revenue on a FTE basis with the corresponding income tax impact recorded within income tax expense/(benefit). These adjustments are eliminated in reconciling items to arrive at the Firm’s reported U.S. GAAP results.

(b)	Included $375 million related to tax-oriented investments as a result of the enactment of the TCJA.

JPMorgan Chase & Co./2017 Annual Report	275

Note 32 – Parent Company
The following tables present Parent Company-only financial statements.

Statements of income and comprehensive income(a)
Year ended December 31, (in millions)	2017	2016	2015
Income
Dividends from subsidiaries and affiliates:
Bank and bank holding company	$13,000	$10,000	$10,653
Non-bank(b)	540	3,873	8,172
Interest income from subsidiaries	72	794	443
Other interest income	41	207	234
Other income from subsidiaries, primarily fees:
Bank and bank holding company	1,553	852	1,438
Non-bank	(88)	1,165	(1,402)
Other income	(623)	(846)	1,773
Total income	14,495	16,045	21,311
Expense
Interest expense to subsidiaries and affiliates(b)	400	105	98
Other interest expense	5,202	4,413	3,720
Noninterest expense	(1,897)	1,643	2,611
Total expense	3,705	6,161	6,429
Income before income tax benefit and undistributed net income of subsidiaries	10,790	9,884	14,882
Income tax benefit	1,007	876	1,640
Equity in undistributed net income of subsidiaries	12,644	13,973	7,920
Net income	$24,441	$24,733	$24,442
Other comprehensive income, net	1,056	(1,521)	(1,997)
Comprehensive income	$25,497	$23,212	$22,445

Balance sheets(a)
December 31, (in millions)	2017	2016
Assets
Cash and due from banks	$163	$113
Deposits with banking subsidiaries	5,306	5,450
Trading assets	4,773	10,326
Available-for-sale securities	—	2,694
Loans	—	77
Advances to, and receivables from, subsidiaries:
Bank and bank holding company	2,106	524
Non-bank	82	46
Investments (at equity) in subsidiaries and affiliates:
Bank and bank holding company	451,713	422,028
Non-bank(b)	422	13,103
Other assets	10,458	10,257
Total assets	$475,023	$464,618
Liabilities and stockholders’ equity
Borrowings from, and payables to, subsidiaries and affiliates(b)	$23,426	$13,584
Short-term borrowings	3,350	3,831
Other liabilities	8,302	11,224
Long-term debt(c)(d)	184,252	181,789
Total liabilities(d)	219,330	210,428
Total stockholders’ equity	255,693	254,190
Total liabilities and stockholders’ equity	$475,023	$464,618

Statements of cash flows(a)
Year ended December 31, (in millions)	2017	2016	2015
Operating activities
Net income	$24,441	$24,733	$24,442
Less: Net income of subsidiaries and affiliates(b)	26,185	27,846	26,745
Parent company net loss	(1,744)	(3,113)	(2,303)
Cash dividends from subsidiaries and affiliates(b)	13,540	13,873	17,023
Other operating adjustments	4,635	(18,166)	2,483
Net cash provided by/(used in) operating activities	16,431	(7,406)	17,203
Investing activities
Net change in:
Deposits with banking subsidiaries	144	60,349	30,085
Available-for-sale securities:
Proceeds from paydowns and maturities	—	353	120
Other changes in loans, net	78	1,793	321
Advances to and investments in subsidiaries and affiliates, net	(280)	(51,967)	(81)
All other investing activities, net	17	114	153
Net cash provided by/(used in) investing activities	(41)	10,642	30,598
Financing activities
Net change in:
Borrowings from subsidiaries and affiliates(b)	13,862	2,957	(4,062)
Short-term borrowings	(481)	109	(47,483)
Proceeds from long-term borrowings	25,855	41,498	42,121
Payments of long-term borrowings	(29,812)	(29,298)	(30,077)
Proceeds from issuance of preferred stock	1,258	—	5,893
Redemption of preferred stock	(1,258)	—	—
Treasury stock repurchased	(15,410)	(9,082)	(5,616)
Dividends paid	(8,993)	(8,476)	(7,873)
All other financing activities, net	(1,361)	(905)	(840)
Net cash used in financing activities	(16,340)	(3,197)	(47,937)
Net increase/(decrease) in cash and due from banks	50	39	(137)
Cash and due from banks at the beginning of the year	113	74	211
Cash and due from banks at the end of the year	$163	$113	$74
Cash interest paid	$5,426	$4,550	$3,873
Cash income taxes paid, net	1,775	1,053	8,251

(a)
In 2016, in connection with the Firm’s 2016 Resolution Submission, the Parent Company established the IHC, and contributed substantially all of its direct subsidiaries (totaling $55.4 billion) other than JPMorgan Chase Bank, N.A., as well as most of its other assets (totaling $160.5 billion) and intercompany indebtedness to the IHC. Total noncash assets contributed were $62.3 billion. In 2017, the Parent Company transferred $16.2 billion of noncash assets to the IHC to complete the contributions to the IHC.

(b)	Affiliates include trusts that issued guaranteed capital debt securities (“issuer trusts”). For further discussion on these issuer trusts, see Note 19.

(c)	At December 31, 2017, long-term debt that contractually matures in 2018 through 2022 totaled $20.6 billion, $13.3 billion, $22.4 billion, $20.6 billion and $10.5 billion, respectively.

(d)	For information regarding the Parent Company’s guarantees of its subsidiaries’ obligations, see Notes 19 and 27.

276	JPMorgan Chase & Co./2017 Annual Report

Supplementary information

Selected quarterly financial data (unaudited)

As of or for the period ended	2017							2016
(in millions, except per share, ratio, headcount data and where otherwise noted)	4th quarter	3rd quarter		2nd quarter		1st quarter		4th quarter		3rd quarter	2nd quarter	1st quarter
Selected income statement data
Total net revenue	$24,153	$25,326		$25,470		$24,675		$23,376		$24,673	$24,380	$23,239
Total noninterest expense	14,591	14,318		14,506		15,019		13,833		14,463	13,638	13,837
Pre-provision profit	9,562	11,008		10,964		9,656		9,543		10,210	10,742	9,402
Provision for credit losses	1,308	1,452		1,215		1,315		864		1,271	1,402	1,824
Income before income tax expense	8,254	9,556		9,749		8,341		8,679		8,939	9,340	7,578
Income tax expense	4,022	2,824		2,720		1,893		1,952		2,653	3,140	2,058
Net income(a)	$4,232	$6,732		$7,029		$6,448		$6,727		$6,286	$6,200	$5,520
Per common share data
Net income: Basic	$1.08	$1.77		$1.83		$1.66		$1.73		$1.60	$1.56	$1.36
Diluted	1.07	1.76		1.82		1.65		1.71		1.58	1.55	1.35
Average shares: Basic	3,489.7	3,534.7		3,574.1		3,601.7		3,611.3		3,637.7	3,675.5	3,710.6
Diluted	3,512.2	3,559.6		3,599.0		3,630.4		3,646.6		3,669.8	3,706.2	3,737.6
Market and per common share data
Market capitalization	$366,301	$331,393		$321,633		$312,078		$307,295		$238,277	$224,449	$216,547
Common shares at period-end	3,425.3	3,469.7		3,519.0		3,552.8		3,561.2		3,578.3	3,612.0	3,656.7
Share price:(b)
High	$108.46	$95.88		$92.65		$93.98		$87.39		$67.90	$66.20	$64.13
Low	94.96	88.08		81.64		83.03		66.10		58.76	57.05	52.50
Close	106.94	95.51		91.40		87.84		86.29		66.59	62.14	59.22
Book value per share	67.04	66.95		66.05		64.68		64.06		63.79	62.67	61.28
TBVPS(c)	53.56	54.03		53.29		52.04		51.44		51.23	50.21	48.96
Cash dividends declared per share	0.56	0.56		0.50		0.50		0.48		0.48	0.48	0.44
Selected ratios and metrics
ROE	7%	11%		12%		11%		11%		10%	10%	9%
ROTCE(c)	8	13		14		13		14		13	13	12
ROA	0.66	1.04		1.10		1.03		1.06		1.01	1.02	0.93
Overhead ratio	60	57		57		61		59		59	56	60
Loans-to-deposits ratio	64	63		63		63		65		65	66	64
HQLA (in billions)(d)	$560	$568		$541		$528		$524		$539	$516	$505
LCR (average)	119%	120%		115%		NA%		NA%		NA%	NA%	NA%
CET1 capital ratio(e)	12.2	12.5	(i)	12.5	(i)	12.4	(i)	12.3	(i)	12.0	12.0	11.9
Tier 1 capital ratio(e)	13.9	14.1	(i)	14.2	(i)	14.1	(i)	14.0	(i)	13.6	13.6	13.5
Total capital ratio(e)	15.9	16.1		16.0		15.6		15.5		15.1	15.2	15.1
Tier 1 leverage ratio(e)	8.3	8.4		8.5		8.4		8.4		8.5	8.5	8.6
Selected balance sheet data (period-end)
Trading assets	$381,844	$420,418		$407,064		$402,513		$372,130		$374,837	$380,793	$366,153
Securities	249,958	263,288		263,458		281,850		$289,059		272,401	278,610	285,323
Loans	930,697	913,761		908,767		895,974		$894,765		888,054	872,804	847,313
Core loans	863,683	843,432		834,935		812,119		806,152		795,077	775,813	746,196
Average core loans	850,166	837,522		824,583		805,382		799,698		779,383	760,721	737,297
Total assets	2,533,600	2,563,074		2,563,174		2,546,290		2,490,972		2,521,029	2,466,096	2,423,808
Deposits	1,443,982	1,439,027		1,439,473		1,422,999		1,375,179		1,376,138	1,330,958	1,321,816
Long-term debt(f)	284,080	288,582		292,973		289,492		295,245		309,418	295,627	290,754
Common stockholders’ equity	229,625	232,314		232,415		229,795		228,122		228,263	226,355	224,089
Total stockholders’ equity	255,693	258,382		258,483		255,863		254,190		254,331	252,423	250,157
Headcount	252,539	251,503		249,257		246,345		243,355		242,315	240,046	237,420
Credit quality metrics
Allowance for credit losses	$14,672	$14,648		$14,480		$14,490		$14,854		$15,304	$15,187	$15,008
Allowance for loan losses to total retained loans	1.47%	1.49%		1.49%		1.52%		1.55%		1.61%	1.64%	1.66%
Allowance for loan losses to retained loans excluding purchased credit-impaired loans(g)	1.27	1.29		1.28		1.31		1.34		1.37	1.40	1.40
Nonperforming assets	$6,426	$6,154		$6,432		$6,826		$7,535		$7,779	$7,757	$8,023
Net charge-offs(h)	1,264	1,265		1,204		1,654		1,280		1,121	1,181	1,110
Net charge-off rate(h)	0.55%	0.56%		0.54%		0.76%		0.58%		0.51%	0.56%	0.53%

(a)
The Firm’s results for the three months ended December 31, 2017, included a $2.4 billion decrease to net income as a result of the enactment of the TCJA. For additional information related to the impact of the TCJA, see Note 24.

(b)	Based on daily prices reported by the New York Stock Exchange.

(c)
TBVPS and ROTCE are non-GAAP financial measures. For further discussion of these measures, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures and Key Financial Performance Measures on pages 52–54.

(d)
HQLA represents the amount of assets that qualify for inclusion in the liquidity coverage ratio. For December 31, 2017, September 30,2017 and June 30, 2017 the balance represents the average of quarterly reported results per the U.S. LCR public disclosure requirements effective April 1, 2017 and period-end balances for the remaining periods. For additional information, see HQLA on page 93.

(e)
Ratios presented are calculated under the Basel III Transitional rules and for the capital ratios represent the Collins Floor. See Capital Risk Management on pages 82–91 for additional information on Basel III.

(f)
Included unsecured long-term debt of $218.8 billion, $221.7 billion, $221.0 billion, $212.0 billion, $212.6 billion, $226.8 billion, $220.6 billion, $216.1 billion respectively, for the periods presented.

(g)
Excludes the impact of residential real estate PCI loans, a non-GAAP financial measure. For further discussion of these measures, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures and Key Performance Measures on pages 52–54, and the Allowance for credit losses on pages 117–119.

(h)	Excluding net charge-offs of $467 million related to the student loan portfolio sale, the net charge-off rates for the three months ended March 31, 2017 would have been 0.54%.

(i)	The prior period ratios have been revised to conform with the current period presentation.

277	JPMorgan Chase & Co./2017 Annual Report

Distribution of assets, liabilities and stockholders’ equity; interest rates and interest differentials

Consolidated average balance sheet, interest and rates
Provided below is a summary of JPMorgan Chase’s consolidated average balances, interest rates and interest differentials on a taxable-equivalent basis for the years 2015 through 2017. Income computed on a taxable-equivalent basis is the income reported in the Consolidated statements of income, adjusted to present interest income and average rates earned on assets exempt from income taxes (i.e. federal taxes) on a basis comparable with other taxable investments. The incremental tax rate used for calculating the taxable-equivalent adjustment was approximately 37% in 2017, and 38% in 2016 and 2015.

(Table continued on next page)
	2017
Year ended December 31, (Taxable-equivalent interest and rates; in millions, except rates)	Average balance		Interest(g)		Average rate
Assets
Deposits with banks	$438,240		$4,219		0.96%
Federal funds sold and securities purchased under resale agreements	191,819		2,327		1.21
Securities borrowed	95,324		(37)	(h)	(0.04)
Trading assets – debt instruments	237,206		7,714		3.25
Taxable securities	223,592		5,534		2.48
Non-taxable securities(a)	45,086		2,769		6.14
Total securities	268,678		8,303		3.09	(j)
Loans	906,397		41,296	(i)	4.56
All other interest-earning assets(b)	42,928		1,863		4.34
Total interest-earning assets	2,180,592		65,685		3.01
Allowance for loan losses	(13,453)
Cash and due from banks	20,364
Trading assets – equity instruments	115,913
Trading assets – derivative receivables	59,588
Goodwill, MSRs and other intangible assets	53,999
Other assets	139,059
Total assets	$2,556,062
Liabilities
Interest-bearing deposits	$1,013,221		$2,857		0.28%
Federal funds purchased and securities loaned or sold under repurchase agreements	187,386		1,611		0.86
Short-term borrowings(c)	46,532		481		1.03
Trading liabilities – debt and other interest-bearing liabilities(d)(e)	171,814		2,070		1.21
Beneficial interests issued by consolidated VIEs	32,457		503		1.55
Long-term debt	291,489		6,753		2.32
Total interest-bearing liabilities	1,742,899		14,275		0.82
Noninterest-bearing deposits	404,165
Trading liabilities – equity instruments(e)	21,022
Trading liabilities – derivative payables	44,122
All other liabilities, including the allowance for lending-related commitments	87,292
Total liabilities	2,299,500
Stockholders’ equity
Preferred stock	26,212
Common stockholders’ equity	230,350
Total stockholders’ equity	256,562	(f)
Total liabilities and stockholders’ equity	$2,556,062
Interest rate spread					2.19%
Net interest income and net yield on interest-earning assets			$51,410		2.36

(a)	Represents securities that are tax-exempt for U.S. federal income tax purposes.

(b)	Includes held-for-investment margin loans, which are classified in accrued interest and accounts receivable, and all other interest-earning assets included in other assets.

(c)	Includes commercial paper.

(d)	Other interest-bearing liabilities include brokerage customer payables.

(e)	Included trading liabilities – debt and equity instruments of $90.7 billion, $92.8 billion and $81.4 billion for the twelve months ended December 31, 2017, 2016 and 2015, respectively.

(f)
The ratio of average stockholders’ equity to average assets was 10.0% for 2017, 10.2% for 2016, and 9.7% for 2015. The return on average stockholders’ equity, based on net income, was 9.5% for 2017, 9.9% for 2016, and 10.2% for 2015.

(g)	Interest includes the effect of related hedging derivatives. Taxable-equivalent amounts are used where applicable.

(h)
Negative interest income and yield is related to client-driven demand for certain securities combined with the impact of low interest rates; this is matched book activity and the negative interest expense on the corresponding securities loaned is recognized in interest expense and reported within trading liabilities – debt, short-term and other liabilities.

(i)	Fees and commissions on loans included in loan interest amounted to $1.0 billion in 2017, $808 million in 2016, and $936 million in 2015.

(j)	The annualized rate for securities based on amortized cost was 3.13% in 2017, 2.99% in 2016, and 2.94% in 2015, and does not give effect to changes in fair value that are reflected in AOCI.

278	JPMorgan Chase & Co./2017 Annual Report

Within the Consolidated average balance sheets, interest and rates summary, the principal amounts of nonaccrual loans have been included in the average loan balances used to determine the average interest rate earned on loans. For additional information on nonaccrual loans, including interest accrued, see Note 12.

(Table continued from previous page)
2016						2015
Average balance		Interest(g)		Average rate		Average balance		Interest(g)		Average rate

$392,160		$1,863		0.48%		$427,963		$1,250		0.29%
205,368		2,265		1.10		206,637		1,592		0.77
102,964		(332)	(h)	(0.32)		105,273		(532)	(h)	(0.50)
215,565		7,373		3.42		206,385		6,694		3.24
235,211		5,538		2.35		273,730		6,550		2.39
44,176		2,662		6.03		42,125		2,556		6.07
279,387		8,200		2.94	(j)	315,855		9,106		2.88	(j)
866,378		36,866	(i)	4.26		787,318		33,321	(i)	4.23
39,782		875		2.20		38,811		652		1.68
2,101,604		57,110		2.72		2,088,242		52,083		2.49
(13,965)						(13,885)
18,660						22,042
95,528						105,489
70,897						73,290
53,752						55,439
135,143						138,792
$2,461,619						$2,469,409

$925,270		$1,356		0.15%		$876,840		$1,252		0.14%
178,720		1,089		0.61		192,510		609		0.32
36,140		203		0.56		66,956		175		0.26
177,765		1,102		0.62		178,994		557		0.31
40,180		504		1.25		49,200		435		0.88
295,573		5,564		1.88		284,940		4,435		1.56
1,653,648		9,818		0.59		1,649,440		7,463		0.45
402,698						418,948
20,737						17,282
55,927						64,716
77,910						79,293
2,210,920						2,229,679

26,068						24,040
224,631						215,690
250,699	(f)					239,730	(f)
$2,461,619						$2,469,409
				2.13%						2.04%
		$47,292		2.25				$44,620		2.14

JPMorgan Chase & Co./2017 Annual Report	279

Interest rates and interest differential analysis of net interest income – U.S. and non-U.S.

Presented below is a summary of interest rates and interest differentials segregated between U.S. and non-U.S. operations for the years 2015 through 2017. The segregation of U.S. and non-U.S. components is based on the location of the office recording the transaction. Intercompany funding generally consists of dollar-denominated deposits originated in various locations that are centrally managed by Treasury and CIO.

(Table continued on next page)
	2017
Year ended December 31, (Taxable-equivalent interest and rates; in millions, except rates)	Average balance	Interest		Average rate
Interest-earning assets
Deposits with banks:
U.S.	$366,177	$4,091		1.12%
Non-U.S.	72,063	128		0.18
Federal funds sold and securities purchased under resale agreements:
U.S.	90,878	1,360		1.50
Non-U.S.	100,941	967		0.96
Securities borrowed:
U.S.	68,110	(66)	(c)	(0.10)
Non-U.S.	27,214	29		0.11
Trading assets – debt instruments:
U.S.	128,293	4,186		3.26
Non-U.S.	108,913	3,528		3.24
Securities:
U.S.	223,140	7,490		3.36
Non-U.S.	45,538	813		1.79
Loans:
U.S.	832,608	39,439		4.74
Non-U.S.	73,789	1,857		2.52
All other interest-earning assets, predominantly U.S.	42,928	1,863		4.34
Total interest-earning assets	2,180,592	65,685		3.01
Interest-bearing liabilities
Interest-bearing deposits:
U.S.	776,049	2,223		0.29
Non-U.S.	237,172	634		0.27
Federal funds purchased and securities loaned or sold under repurchase agreements:
U.S.	115,574	1,349		1.17
Non-U.S.	71,812	262		0.37
Trading liabilities – debt, short-term and all other interest-bearing liabilities:(a)
U.S.	138,470	1,271		0.92
Non-U.S.	79,876	1,280		1.60
Beneficial interests issued by consolidated VIEs, predominantly U.S.	32,457	503		1.55
Long-term debt:
U.S.	276,750	6,745		2.44
Non-U.S.	14,739	8		0.05
Intercompany funding:
U.S.	(2,874)	(25)		—
Non-U.S.	2,874	25		—
Total interest-bearing liabilities	1,742,899	14,275		0.82
Noninterest-bearing liabilities(b)	437,693
Total investable funds	$2,180,592	$14,275		0.65%
Net interest income and net yield:		$51,410		2.36%
U.S.		46,059		2.68
Non-U.S.		5,351		1.15
Percentage of total assets and liabilities attributable to non-U.S. operations:
Assets				22.5
Liabilities				21.1

(a)	Includes commercial paper.

(b)	Represents the amount of noninterest-bearing liabilities funding interest-earning assets.

(c)
Negative interest income and yield is related to client-driven demand for certain securities combined with the impact of low interest rates; this is matched book activity and the negative interest expense on the corresponding securities loaned is recognized in interest expense and reported within trading liabilities – debt, short-term and other liabilities.

280	JPMorgan Chase & Co./2017 Annual Report

For further information, see the “Net interest income” discussion in Consolidated Results of Operations on pages 44–46.

(Table continued from previous page)
2016				2015
Average balance	Interest		Average rate	Average balance	Interest		Average rate

$328,831	$1,708		0.52%	$388,833	$1,021		0.26%
63,329	155		0.25	39,130	229		0.59

112,902	1,166		1.03	118,945	900		0.76
92,466	1,099		1.19	87,692	692		0.79

73,297	(341)	(c)	(0.46)	78,815	(562)	(c)	(0.71)
29,667	9		0.03	26,458	30		0.11

116,211	3,825		3.29	106,465	3,572		3.35
99,354	3,548		3.57	99,920	3,122		3.12

216,726	6,971		3.22	200,240	6,676		3.33
62,661	1,229		1.97	115,615	2,430		2.10

788,213	35,110		4.45	699,664	31,468		4.50
78,165	1,756		2.25	87,654	1,853		2.11
39,782	875		2.20	38,811	652		1.68
2,101,604	57,110		2.72	2,088,242	52,083		2.49

703,738	1,029		0.15	638,756	761		0.12
221,532	327		0.15	238,084	491		0.21

121,945	773		0.63	140,609	366		0.26
56,775	316		0.56	51,901	243		0.47

133,788	86		0.06	166,838	(394)	(c)	(0.24)
80,117	1,219		1.52	79,112	1,126		1.42
40,180	504		1.25	49,200	435		0.88

283,169	5,533		1.95	273,033	4,386		1.61
12,404	31		0.25	11,907	49		0.41

(20,405)	10		—	(50,517)	7		—
20,405	(10)		—	50,517	(7)		—
1,653,648	9,818		0.59	1,649,440	7,463		0.45
447,956				438,802
$2,101,604	$9,818		0.47%	$2,088,242	$7,463		0.36%
	$47,292		2.25%		$44,620		2.14%
	40,705		2.49		38,033		2.34
	6,587		1.42		6,587		1.42

			23.1				24.7
			20.7				21.1

JPMorgan Chase & Co./2017 Annual Report	281

Changes in net interest income, volume and rate analysis

The table below presents an attribution of net interest income between volume and rate. The attribution between volume and rate is calculated using annual average balances for each category of assets and liabilities shown in the table and the corresponding annual average rates (see pages 278-282 for more information on average balances and rates). In this analysis, when the change cannot be isolated to either volume or rate, it has been allocated to volume. The average annual rates include the impact of changes in market rates as well as the impact of any change in composition of the various products within each category of asset or liability. This analysis is calculated separately for each category without consideration of the relationship between categories (for example, the net spread between the rates earned on assets and the rates paid on liabilities that fund those assets). As a result, changes in the granularity or groupings considered in this analysis would produce a different attribution result, and due to the complexities involved, precise allocation of changes in interest rates between volume and rates is inherently complex and judgmental.

	2017 versus 2016			2016 versus 2015
	Increase/(decrease) due to change in:			Increase/(decrease) due to change in:
Year ended December 31, (On a taxable-equivalent basis; in millions)	Volume	Rate	Net change	Volume	Rate	Net change
Interest-earning assets
Deposits with banks:
U.S.	$410	$1,973	$2,383	$(324)	$1,011	$687
Non-U.S.	17	(44)	(27)	59	(133)	(74)
Federal funds sold and securities purchased under resale agreements:
U.S.	(337)	531	194	(55)	321	266
Non-U.S.	81	(213)	(132)	56	351	407
Securities borrowed:
U.S.	11	264	275	24	197	221
Non-U.S.	(4)	24	20	—	(21)	(21)
Trading assets – debt instruments:
U.S.	396	(35)	361	317	(64)	253
Non-U.S.	308	(328)	(20)	(24)	450	426
Securities:
U.S.	216	303	519	515	(220)	295
Non-U.S.	(303)	(113)	(416)	(1,051)	(150)	(1,201)
Loans:
U.S.	2,043	2,286	4,329	3,992	(350)	3,642
Non-U.S.	(110)	211	101	(220)	123	(97)
All other interest-earning assets, predominantly U.S.	137	851	988	21	202	223
Change in interest income	2,865	5,710	8,575	3,310	1,717	5,027
Interest-bearing liabilities
Interest-bearing deposits:
U.S.	209	985	1,194	76	192	268
Non-U.S.	41	266	307	(21)	(143)	(164)
Federal funds purchased and securities loaned or sold under repurchase agreements:
U.S.	(83)	659	576	(113)	520	407
Non-U.S.	54	(108)	(54)	26	47	73
Trading liabilities – debt, short-term and other interest-bearing liabilities: (a)
U.S.	45	1,140	1,185	(24)	504	480
Non-U.S.	(3)	64	61	14	79	93
Beneficial interests issued by consolidated VIEs, predominantly U.S.	(122)	121	(1)	(113)	182	69
Long-term debt:
U.S.	(176)	1,388	1,212	219	928	1,147
Non-U.S.	2	(25)	(23)	1	(19)	(18)
Intercompany funding:
U.S.	151	(186)	(35)	(17)	20	3
Non-U.S.	(151)	186	35	17	(20)	(3)
Change in interest expense	(33)	4,490	4,457	65	2,290	2,355
Change in net interest income	$2,898	$1,220	$4,118	$3,245	$(573)	$2,672

(a)	Includes commercial paper.

282	JPMorgan Chase & Co./2017 Annual Report

Glossary of Terms and Acronyms

2017 Annual Report or 2017 Form 10-K: Annual report on Form 10-K for year ended December 31, 2017, filed with the U.S. Securities and Exchange Commission.
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
BHC: Bank holding company
Card Services includes the Credit Card and Merchant Services businesses.
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
Merchant Services: is a business that primarily processes transactions for merchants.
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

JPMorgan Chase & Co./2017 Annual Report	283

Glossary of Terms and Acronyms

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
DFAST: Dodd-Frank Act Stress Test
Dodd-Frank Act: Wall Street Reform and Consumer Protection Act
DOJ: U.S. Department of Justice
DOL: U.S. Department of Labor
DRPC: Board of Directors’ Risk Policy Committee
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
FRC: Firmwide Risk Committee
Freddie Mac: Federal Home Loan Mortgage Corporation
Free standing derivatives: a derivative contract entered into either separate and apart from any of the Firm’s other financial instruments or equity transactions. Or, in conjunction with some other transaction and is legally detachable and separately exercisable.
FSB: Financial Stability Board
FTE: Fully taxable equivalent
FVA: Funding valuation adjustment
FX: Foreign exchange

284	JPMorgan Chase & Co./2017 Annual Report

Glossary of Terms and Acronyms

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
JPMorgan Chase: JPMorgan Chase & Co.

JPMorgan Chase Bank, N.A.: JPMorgan Chase Bank, National Association
JPMorgan Clearing: J.P. Morgan Clearing Corp.
JPMorgan Securities: J.P. Morgan Securities LLC
Loan-equivalent: Represents the portion of the unused commitment or other contingent exposure that is expected, based on historical portfolio experience, to become drawn prior to an event of a default by an obligor.
LCR: Liquidity coverage ratio
LDA: Loss Distribution Approach
LGD: Loss given default
LIBOR: London Interbank Offered Rate
LLC: Limited Liability Company
LOB: Line of business
Loss emergence period: Represents the time period between the date at which the loss is estimated to have been incurred and the ultimate realization of that loss.
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

JPMorgan Chase & Co./2017 Annual Report	285

Glossary of Terms and Acronyms

trends of the particular business segment and facilitates a comparison of the business segment with the performance of competitors.
Master netting agreement: A single agreement with a counterparty that permits multiple transactions governed by that agreement to be terminated or accelerated and settled through a single payment in a single currency in the event of a default (e.g., bankruptcy, failure to make a required payment or securities transfer or deliver collateral or margin when due).
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
Net mortgage servicing revenue includes the following components:
Operating revenue predominantly represents the return on Home Lending Servicing’s MSR asset and includes:
– Actual gross income earned from servicing third-party mortgage loans, such as contractually specified servicing fees and ancillary income; and
– The change in the fair value of the MSR asset due to the collection or realization of expected cash flows.
Risk management represents the components of
Home Lending Servicing’s MSR asset that are subject to ongoing risk management activities, together with derivatives and other instruments used in those risk management activities.
Net production revenue: Includes net gains or losses on originations and sales of mortgage loans, other production-related fees and losses related to the repurchase of previously sold loans.

286	JPMorgan Chase & Co./2017 Annual Report

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
Parent Company: JPMorgan Chase & Co.
Participating securities: Represents unvested share-based compensation awards containing nonforfeitable rights to dividends or dividend equivalents (collectively, “dividends”), which are included in the earnings per share calculation using the two-class method. JPMorgan Chase grants RSUs to certain employees under its share-based compensation programs, which entitle the recipients to receive nonforfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of common stock. These unvested awards meet the definition of participating securities. Under the two-class method, all earnings (distributed and undistributed) are allocated to each class of common stock and participating securities, based on their respective rights to receive dividends.
PCA: Prompt corrective action
PCI: “Purchased credit-impaired” loans represents certain loans that were acquired and deemed to be credit-impaired on the acquisition date in accordance with the guidance of the FASB. The guidance allows purchasers to aggregate credit-impaired loans acquired in the same fiscal quarter into one or more pools, provided that the loans have common risk characteristics(e.g., product type, LTV ratios, FICO scores, past due status, geographic location). A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.
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

JPMorgan Chase & Co./2017 Annual Report	287

Glossary of Terms and Acronyms

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
RHS: Rural Housing Service of the U.S. Department of Agriculture
Risk-rated portfolio: Credit loss estimates are based on estimates of the probability of default (“PD”) and loss severity given a default. The probability of default is the likelihood that a borrower will default on its obligation; the loss given default (“LGD”) is the estimated loss on the loan that would be realized upon the default and takes into consideration collateral and structural support for each credit facility.

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
S&P: Standard and Poor’s 500 Index
SAR(s): Stock appreciation rights
SCCL: single-counterparty credit limits
Scored portfolio: The scored portfolio predominantly includes residential real estate loans, credit card loans and certain auto and business banking loans where credit loss estimates are based on statistical analysis of credit losses over discrete periods of time. The statistical analysis uses portfolio modeling, credit scoring and decision-support tools.
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
SMBS: Stripped mortgage-backed securities
SOA: Society of Actuaries
SPEs: Special purpose entities
Structural interest rate risk: Represents interest rate risk of the non-trading assets and liabilities of the Firm.

288	JPMorgan Chase & Co./2017 Annual Report

Glossary of Terms and Acronyms

Structured notes: Structured notes are predominantly financial instruments containing embedded derivatives.
Suspended foreclosures: Loans referred to foreclosure where formal foreclosure proceedings have started but are currently on hold, which could be due to bankruptcy or loss mitigation. Includes both judicial and non-judicial states.
Taxable-equivalent basis: In presenting results on a managed basis, the total net revenue for each of the business segments and the Firm is presented on a tax-equivalent basis. Accordingly, revenue from investments that receive tax credits and tax-exempt securities is presented in managed basis results on a level comparable to taxable investments and securities; the corresponding income tax impact related to tax-exempt items is recorded within income tax expense.
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

JPMorgan Chase & Co./2017 Annual Report	289

Securities portfolio

For information regarding the securities portfolio as of December 31, 2017 and 2016, and for the years ended December 31, 2017 and 2016, see Note 10.

	2015
December 31, (in millions)	Amortized cost	Fair value
Available-for-sale debt securities
Mortgage-backed securities: U.S Government agencies	$53,689	$55,066
U.S. Treasury and government agencies	11,202	11,036
All other AFS securities	172,567	175,652
Total available-for-sale debt securities	$237,458	$241,754

Held-to-maturity securities
Mortgage-backed securities: U.S Government agencies	36,271	37,081
All other HTM securities	12,802	13,506
Total held-to-maturity debt securities	$49,073	$50,587
Total securities	$286,531	$292,341

Loan portfolio

The table below presents loans by portfolio segment and loan class that are presented in Credit and Investment Risk Management on page 101, pages 102-107 and page 108, and in Note 12, at the periods indicated.

December 31, (in millions)	2017	2016(b)	2015	2014	2013
U.S. consumer, excluding credit card loans
Residential mortgage	$236,157	$215,178	$192,714	$139,973	$129,008
Home equity	44,249	51,965	60,548	69,837	76,790
Auto	66,242	65,814	60,255	54,536	52,757
Other	26,033	31,687	31,304	31,028	30,508
Total U.S. consumer, excluding credit card loans	372,681	364,644	344,821	295,374	289,063
Credit card Loans
U.S. credit card loans	149,107	141,447	131,132	129,067	125,308
Non-U.S. credit card loans	404	369	331	1,981	2,483
Total credit card loans	149,511	141,816	131,463	131,048	127,791
Total consumer loans	522,192	506,460	476,284	426,422	416,854
U.S. wholesale loans
Commercial and industrial	93,522	91,393	83,739	78,664	79,436
Real estate	112,562	104,268	90,836	77,022	67,815
Financial institutions	23,819	20,499	12,708	13,743	11,087
Government agencies	12,603	12,655	9,838	7,574	8,316
Other	69,602	66,363	67,925	49,838	48,158
Total U.S. wholesale loans	312,108	295,178	265,046	226,841	214,812
Non-U.S. wholesale loans
Commercial and industrial	29,233	31,340	30,385	34,782	36,447
Real estate	3,302	3,975	4,577	2,224	1,621
Financial institutions	16,845	15,196	17,188	21,099	22,813
Government agencies	2,906	3,726	1,788	1,122	2,146
Other	44,111	38,890	42,031	44,846	43,725
Total non-U.S. wholesale loans	96,397	93,127	95,969	104,073	106,752
Total wholesale loans
Commercial and industrial	122,755	122,733	114,124	113,446	115,883
Real estate	115,864	108,243	95,413	79,246	69,436
Financial institutions	40,664	35,695	29,896	34,842	33,900
Government agencies	15,509	16,381	11,626	8,696	10,462
Other	113,713	105,253	109,956	94,684	91,883
Total wholesale loans	408,505	388,305	361,015	330,914	321,564
Total loans(a)	$930,697	$894,765	$837,299	$757,336	$738,418
Memo:
Loans held-for-sale	$3,351	$2,628	$1,646	$7,217	$12,230
Loans at fair value	2,508	2,230	2,861	2,611	2,011
Total loans held-for-sale and loans at fair value	$5,859	$4,858	$4,507	$9,828	$14,241

(a)
Loans (other than purchased credit-impaired loans and those for which the fair value option have been elected) are presented net of unamortized discounts and premiums and net deferred loan fees or costs. These amounts were not material as of December 31, 2017, 2016, 2015, 2014 and 2013.

(b)	Certain prior period amounts have been revised to conform with the current period presentation.

Maturities and sensitivity to changes in interest rates
The table below sets forth, at December 31, 2017, wholesale loan maturity and distribution between fixed and floating interest rates based on the stated terms of the loan agreements. The table below also presents loans by loan class that are presented in Wholesale credit portfolio on pages 108–116 and Note 12. The table does not include the impact of derivative instruments.

December 31, 2017 (in millions)	Within 1 year (a)	1-5 years	After 5 years	Total
U.S.
Commercial and industrial	$15,403	$67,056	$11,063	$93,522
Real estate	8,044	25,054	79,464	112,562
Financial institutions	15,176	7,699	944	23,819
Government agencies	1,644	4,182	6,777	12,603
Other	23,274	42,702	3,626	69,602
Total U.S.	63,541	146,693	101,874	312,108
Non-U.S.
Commercial and industrial	11,648	14,708	2,877	29,233
Real estate	834	2,460	8	3,302
Financial institutions	12,716	4,109	20	16,845
Government agencies	149	1,955	802	2,906
Other	33,383	9,788	940	44,111
Total non-U.S.	58,730	33,020	4,647	96,397
Total wholesale loans	$122,271	$179,713	$106,521	$408,505
Loans at fixed interest rates		$13,561	$13,310
Loans at variable interest rates		166,152	93,211
Total wholesale loans		$179,713	$106,521

(a)	Includes demand loans and overdrafts.
Risk elements
The following tables set forth nonperforming assets, contractually past-due assets, and accruing restructured loans by portfolio segment and loan class that are presented in Credit and Investment Risk Management on page 101, page 103 and page 108, at the periods indicated.

December 31, (in millions)	2017	2016	2015	2014	2013
Nonperforming assets
U.S. nonaccrual loans:
Consumer, excluding credit card loans	$4,209	$4,820	$5,413	$6,509	$7,496
Credit card loans	—	—	—	—	—
Total U.S. nonaccrual consumer loans	4,209	4,820	5,413	6,509	7,496
Wholesale:
Commercial and industrial	703	1,145	315	184	317
Real estate	95	148	175	237	338
Financial institutions	2	4	4	12	19
Government agencies	—	—	—	—	1
Other	137	198	86	59	97
Total U.S. wholesale nonaccrual loans	937	1,495	580	492	772
Total U.S. nonaccrual loans	5,146	6,315	5,993	7,001	8,268
Non-U.S. nonaccrual loans:
Consumer, excluding credit card loans	—	—	—	—	—
Credit card loans	—	—	—	—	—
Total non-U.S. nonaccrual consumer loans	—	—	—	—	—
Wholesale:
Commercial and industrial	654	454	314	21	116
Real estate	41	52	63	23	88
Financial institutions	—	5	6	7	8
Government agencies	—	—	—	—	—
Other	102	57	53	81	60
Total non-U.S. wholesale nonaccrual loans	797	568	436	132	272
Total non-U.S. nonaccrual loans	797	568	436	132	272
Total nonaccrual loans	5,943	6,883	6,429	7,133	8,540
Derivative receivables	130	223	204	275	415
Assets acquired in loan satisfactions	353	429	401	559	751
Nonperforming assets	$6,426	$7,535	$7,034	$7,967	$9,706
Memo:
Loans held-for-sale	$—	$162	$101	$95	$26
Loans at fair value	—	—	25	21	197
Total loans held-for-sale and loans at fair value	$—	$162	$126	$116	$223

December 31, (in millions)	2017	2016	2015	2014	2013
Contractually past-due loans(a)
U.S. loans:
Consumer, excluding credit card loans(b)	$—	$—	$—	$—	$—
Credit card loans	1,378	1,143	944	893	997
Total U.S. consumer loans	1,378	1,143	944	893	997
Wholesale:
Commercial and industrial	107	86	6	14	14
Real estate	12	2	15	33	14
Financial institutions	14	12	1	—	—
Government agencies	4	4	6	—	—
Other	2	19	28	26	16
Total U.S. wholesale loans	139	123	56	73	44
Total U.S. loans	1,517	1,266	1,000	966	1,041
Non-U.S. loans:
Consumer, excluding credit card loans	—	—	—	—	—
Credit card loans	1	2	—	2	25
Total non-U.S. consumer loans	1	2	—	2	25
Wholesale:
Commercial and industrial	1	—	1	—	—
Real estate	—	—	—	—	—
Financial institutions	1	9	10	—	6
Government agencies	—	—	—	—	—
Other	—	—	—	3	—
Total non-U.S. wholesale loans	2	9	11	3	6
Total non-U.S. loans	3	11	11	5	31
Total contractually past due loans	$1,520	$1,277	$1,011	$971	$1,072

(a)
Represents accruing loans past-due 90 days or more as to principal and interest, which are not characterized as nonaccrual loans. Excludes PCI loans which are accounted for on a pool basis. Since each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, the past-due status of the pools, or that of individual loans within the pools, is not meaningful. The Firm is recognizing interest income on each pool of loans as each of the pools is performing.

(b)
At December 31, 2017, 2016, 2015, 2014 and 2013, excluded loans 90 or more days past due and still accruing as follows: (1) mortgage loans insured by U.S. government agencies of $2.7 billion, $2.7 billion, $2.8 billion, $3.4 billion and $3.2 billion, respectively; and (2) student loans insured by U.S. government agencies under the FFELP of zero, $263 million, $290 million, $367 million and $428 million, respectively. These amounts have been excluded from the nonaccrual loans based upon the government guarantee. Prior period amounts have been revised to conform with current period presentation.

December 31, (in millions)	2017	2016	2015	2014	2013
Accruing restructured loans(a)
U.S.:
Consumer, excluding credit card loans	$4,993	$5,561	$5,980	$7,814	$9,173
Credit card loans(b)	1,215	1,240	1,465	2,029	3,115
Total U.S. consumer loans	6,208	6,801	7,445	9,843	12,288
Wholesale:
Commercial and industrial	32	34	12	10	—
Real estate	5	11	28	31	27
Financial institutions	79	—	—	—	—
Other	—	4	—	1	3
Total U.S. wholesale loans	116	49	40	42	30
Total U.S.	6,324	6,850	7,485	9,885	12,318
Non-U.S.:
Consumer, excluding credit card loans	—	—	—	—	—
Credit card loans(b)	—	—	—	—	—
Total non-U.S. consumer loans	—	—	—	—	—
Wholesale:
Commercial and industrial	10	17	—	—	—
Real estate	—	—	—	—	—
Financial institutions	11	—	—	—	—
Other	—	—	—	—	—
Total non-U.S. wholesale loans	21	17	—	—	—
Total non-U.S.	21	17	—	—	—
Total accruing restructured notes	$6,345	$6,867	$7,485	$9,885	$12,318

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
For a discussion of nonaccrual loans, past-due loan accounting policies, and accruing restructured loans see Credit and Investment Risk Management on pages 99–120, and Note 12.

Impact of nonaccrual loans and accruing restructured loans on interest income
The negative impact on interest income from nonaccrual loans represents the difference between the amount of interest income that would have been recorded on such nonaccrual loans according to their original contractual terms had they been performing and the amount of interest that actually was recognized on a cash basis. The negative impact on interest income from accruing restructured loans represents the difference between the amount of interest income that would have been recorded on such loans according to their original contractual terms and the amount of interest that actually was recognized under the modified terms. The following table sets forth this data for the years specified. The change in forgone interest income from 2015 through 2017 was primarily driven by the change in the levels of nonaccrual loans.

Year ended December 31, (in millions)	2017	2016	2015
Nonaccrual loans
U.S.:
Consumer, excluding credit card:
Gross amount of interest that would have been recorded at the original terms	$367	$464	$513
Interest that was recognized in income	(175)	(207)	(225)
Total U.S. consumer, excluding credit card	192	257	288
Credit card:
Gross amount of interest that would have been recorded at the original terms	—	—	—
Interest that was recognized in income	—	—	—
Total U.S. credit card	—	—	—
Total U.S. consumer	192	257	288
Wholesale:
Gross amount of interest that would have been recorded at the original terms	46	56	24
Interest that was recognized in income	(30)	(5)	(10)
Total U.S. wholesale	16	51	14
Negative impact — U.S.	208	308	302
Non-U.S.:
Consumer, excluding credit card:
Gross amount of interest that would have been recorded at the original terms	—	—	—
Interest that was recognized in income	—	—	—
Total non-U.S. consumer, excluding credit card	—	—	—
Credit card:
Gross amount of interest that would have been recorded at the original terms	—	—	—
Interest that was recognized in income	—	—	—
Total non-U.S. credit card	—	—	—
Total non-U.S. consumer	—	—	—
Wholesale:
Gross amount of interest that would have been recorded at the original terms	24	25	13
Interest that was recognized in income	(12)	(2)	(6)
Total non-U.S. wholesale	12	23	7
Negative impact — non-U.S.	12	23	7
Total negative impact on interest income	$220	$331	$309

Year ended December 31, (in millions)	2017	2016	2015
Accruing restructured loans
U.S.:
Consumer, excluding credit card:
Gross amount of interest that would have been recorded at the original terms	$401	$451	$485
Interest that was recognized in income	(245)	(256)	(286)
Total U.S. consumer, excluding credit card	156	195	199
Credit card:
Gross amount of interest that would have been recorded at the original terms	202	207	260
Interest that was recognized in income	(59)	(63)	(82)
Total U.S. credit card	143	144	178
Total U.S. consumer	299	339	377
Wholesale:
Gross amount of interest that would have been recorded at the original terms	13	2	2
Interest that was recognized in income	(13)	(2)	(2)
Total U.S. wholesale	—	—	—
Negative impact — U.S.	299	339	377
Non-U.S.:
Consumer, excluding credit card:
Gross amount of interest that would have been recorded at the original terms	—	—	—
Interest that was recognized in income	—	—	—
Total non-U.S. consumer, excluding credit card	—	—	—
Credit card:
Gross amount of interest that would have been recorded at the original terms	—	—	—
Interest that was recognized in income	—	—	—
Total non-U.S. credit card	—	—	—
Total non-U.S. consumer	—	—	—
Wholesale:
Gross amount of interest that would have been recorded at the original terms	—	—	—
Interest that was recognized in income	—	—	—
Total non-U.S. wholesale	—	—	—
Negative impact — non-U.S.	—	—	—
Total negative impact on interest income	$299	$339	$377

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
JPMorgan Chase’s total cross-border exposure tends to fluctuate greatly, and the amount of exposure at year-end tends to be a function of timing rather than representing a consistent trend. For a further discussion of JPMorgan Chase’s country risk exposure, see Country Risk Management on pages 129–130.

The following table lists all countries in which JPMorgan Chase’s cross-border outstandings exceed 0.75% of consolidated assets as of the dates specified.

Cross-border outstandings exceeding 0.75% of total assets
(in millions)	December 31,	Governments	Banks	Other(a)	Net local country assets	Total cross-border outstandings(b)	Commitments(c)	Total exposure
Germany	2017	$17,166	$5,357	$19,504	$20,117	$62,144	$65,333	$127,477
	2016	22,332	2,118	14,310	25,269	64,029	71,981	136,010
	2015	19,817	2,028	8,455	—	30,300	106,104	136,404
Cayman Islands	2017	$5	$462	$61,302	$58	$61,827	$12,361	$74,188
	2016	18	107	74,810	84	75,019	10,708	85,727
	2015	—	153	76,160	35	76,348	12,708	89,056
Japan	2017	$606	$17,617	$12,256	$25,229	$55,708	$52,928	$108,636
	2016	865	16,522	5,209	48,505	71,101	52,448	123,549
	2015	367	12,556	3,972	29,348	46,243	47,069	93,312
France	2017	$11,982	$6,828	$15,399	$2,471	$36,680	$83,572	$120,252
	2016	10,871	4,076	26,195	3,723	44,865	88,256	133,121
	2015	9,139	5,780	21,199	2,890	39,008	127,159	166,167
Italy	2017	$11,376	$4,628	$4,526	$611	$21,141	$61,005	$82,146
	2016	12,290	4,760	4,487	848	22,385	62,382	84,767
	2015	12,313	3,618	6,331	732	22,994	89,712	112,706
Ireland	2017	$630	$318	$19,669	$—	$20,617	$5,728	$26,345
	2016	148	664	18,916	—	19,728	5,469	25,197
	2015	67	952	12,436	—	13,455	8,024	21,479

(a)	Consists primarily of commercial and industrial.

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

The tables below summarize the changes in the allowance for loan losses and the allowance for lending-related commitments during the periods indicated. For a further discussion, see Allowance for credit losses on pages 117–119, and Note 13.

Allowance for loan losses
Year ended December 31, (in millions)	2017	2016	2015	2014	2013
Balance at beginning of year	$13,776	$13,555	$14,185	$16,264	$21,936
U.S. charge-offs
U.S. consumer, excluding credit card	1,779	1,500	1,658	2,132	2,754
U.S. credit card	4,521	3,799	3,475	3,682	4,358
Total U.S. consumer charge-offs	6,300	5,299	5,133	5,814	7,112
U.S. wholesale:
Commercial and industrial	87	240	63	44	150
Real estate	3	7	6	14	51
Financial institutions	—	—	5	14	1
Government agencies	5	—	—	25	1
Other	19	13	6	22	9
Total U.S. wholesale charge-offs	114	260	80	119	212
Total U.S. charge-offs	6,414	5,559	5,213	5,933	7,324
Non-U.S. charge-offs
Non-U.S. consumer, excluding credit card		—	—	—	—
Non-U.S. credit card	—	—	13	149	114
Total non-U.S. consumer charge-offs	—	—	13	149	114
Non-U.S. wholesale:
Commercial and industrial	89	134	5	27	5
Real estate	—	1	—	4	11
Financial institutions	7	1	—	—	—
Government agencies	—	—	—	—	—
Other	2	2	10	1	13
Total non-U.S. wholesale charge-offs	98	138	15	32	29
Total non-U.S. charge-offs	98	138	28	181	143
Total charge-offs	6,512	5,697	5,241	6,114	7,467
U.S. recoveries
U.S. consumer, excluding credit card	(634)	(591)	(704)	(814)	(847)
U.S. credit card	(398)	(357)	(364)	(383)	(568)
Total U.S. consumer recoveries	(1,032)	(948)	(1,068)	(1,197)	(1,415)
U.S. wholesale:
Commercial and industrial	(55)	(10)	(32)	(49)	(27)
Real estate	(6)	(15)	(20)	(27)	(56)
Financial institutions	—	(3)	(8)	(12)	(90)
Government agencies	—	(1)	(8)	—	—
Other	(15)	(3)	(3)	(36)	(6)
Total U.S. wholesale recoveries	(76)	(32)	(71)	(124)	(179)
Total U.S. recoveries	(1,108)	(980)	(1,139)	(1,321)	(1,594)
Non-U.S. recoveries
Non-U.S. consumer, excluding credit card	—	—	—	—	—
Non-U.S. credit card	—	—	(2)	(19)	(25)
Total non-U.S. consumer recoveries	—	—	(2)	(19)	(25)
Non-U.S. wholesale:
Commercial and industrial	(4)	(18)	(10)	—	(29)
Real estate	(1)	—	—	—	—
Financial institutions	(1)	—	(2)	(14)	(10)
Government agencies	—	—	—	—	—
Other	(11)	(7)	(2)	(1)	(7)
Total non-U.S. wholesale recoveries	(17)	(25)	(14)	(15)	(46)
Total non-U.S. recoveries	(17)	(25)	(16)	(34)	(71)
Total recoveries	(1,125)	(1,005)	(1,155)	(1,355)	(1,665)
Net charge-offs	5,387	4,692	4,086	4,759	5,802
Write-offs of PCI loans(a)	86	156	208	533	53
Provision for loan losses	5,300	5,080	3,663	3,224	188
Other	1	(11)	1	(11)	(5)
Balance at year-end	$13,604	$13,776	$13,555	$14,185	$16,264

(a)
Write-offs of PCI loans are recorded against the allowance for loan losses when actual losses for a pool exceed estimated losses that were recorded as purchase accounting adjustments at the time of acquisition. A write-off of a PCI loan is recognized when the underlying loan is removed from a pool (e.g., upon liquidation). During 2014 the Firm recorded a $291 million adjustment to reduce the PCI allowance and the recorded investment in the Firm’s PCI loan portfolio, primarily reflecting the cumulative effect of interest forgiveness modifications. This adjustment had no impact to the Firm’s Consolidated statements of income.

Summary of loan and lending-related commitments loss experience

Allowance for lending-related commitments

Year ended December 31, (in millions)	2017	2016	2015	2014	2013
Balance at beginning of year	$1,078	$786	$622	$705	$668
Provision for lending-related commitments	(10)	281	164	(85)	37
Net charge-offs	—	—	—	—	—
Other	—	11	—	2	—
Balance at year-end	$1,068	$1,078	$786	$622	$705

Loan loss analysis
As of or for the year ended December 31, (in millions, except ratios)	2017	2016	2015	2014	2013
Balances
Loans – average	$906,397	$866,378	$787,318	$739,175	$726,450
Loans – year-end	930,697	894,765	837,299	757,336	738,418
Net charge-offs(a)	5,387	4,692	4,086	4,759	5,802
Allowance for loan losses:
U.S.	$12,552	$12,738	$12,704	$13,472	$15,382
Non-U.S.	1,052	1,038	851	713	882
Total allowance for loan losses	$13,604	$13,776	$13,555	$14,185	$16,264
Nonaccrual loans	$5,943	$6,883	$6,429	$7,133	$8,540
Ratios
Net charge-offs to:
Loans retained – average	0.60%	0.54%	0.52%	0.65%	0.81%
Allowance for loan losses	39.60	34.06	30.14	33.55	35.67
Allowance for loan losses to:
Loans retained – year-end(b)	1.47	1.55	1.63	1.90	2.25
Nonaccrual loans retained	229	205	215	202	196

(a)	There were no net charge-offs/(recoveries) on lending-related commitments in 2017, 2016, 2015, 2014 or 2013.

(b)
The allowance for loan losses as a percentage of retained loans declined from 2013 to 2017, due to improvement in credit quality of the consumer and wholesale credit portfolios. For a more detailed discussion of the 2015 through 2017 provision for credit losses, see Provision for credit losses on page 119.

Deposits
The following table provides a summary of the average balances and average interest rates of JPMorgan Chase’s various deposits for the years indicated.

Year ended December 31,	Average balances			Average interest rates
(in millions, except interest rates)	2017	2016	2015	2017	2016	2015
U.S. offices
Noninterest-bearing	$387,424	$386,528	$403,143	—%	—%	—%
Interest-bearing
Demand(a)(c)	162,985	128,046	78,516	0.50	0.18	0.11
Savings(b)	559,654	515,982	475,142	0.15	0.09	0.07
Time	53,410	59,710	85,098	1.02	0.59	0.38
Total interest-bearing deposits(c)	776,049	703,738	638,756	0.29	0.15	0.12
Total deposits in U.S. offices(c)	1,163,473	1,090,266	1,041,899	0.19	0.09	0.07
Non-U.S. offices
Noninterest-bearing	16,741	16,170	15,805	—	—	—
Interest-bearing
Demand(c)	213,733	198,919	197,572	0.18	0.10	0.12
Savings	—	—	—	NM	NM	NM
Time(c)	23,439	22,613	40,512	1.08	0.56	0.60
Total interest-bearing deposits(c)	237,172	221,532	238,084	0.27	0.15	0.21
Total deposits in non-U.S. offices(c)	253,913	237,702	253,889	0.25	0.14	0.19
Total deposits	$1,417,386	$1,327,968	$1,295,788	0.20%	0.10%	0.10%

(a)	Includes Negotiable Order of Withdrawal (“NOW”) accounts, and certain trust accounts.

(b)	Includes Money Market Deposit Accounts (“MMDAs”).

(c)	Prior periods have been revised to conform with the current period presentation.
At December 31, 2017, other U.S. time deposits in denominations of $100,000 or more totaled $23.1 billion, substantially all of which mature in three months or less. In addition, the table below presents the maturities for U.S. time certificates of deposit in denominations of $100,000 or more.

By remaining maturity at December 31, 2017 (in millions)	Three months or less	Over three months but within six months	Over six months but within 12 months	Over 12 months	Total
U.S. time certificates of deposit ($100,000 or more)	$6,425	$2,174	$2,095	$6,207	$16,901

Short-term and other borrowed funds
The following table provides a summary of JPMorgan Chase’s short-term and other borrowed funds for the years indicated.

As of or for the year ended December 31, (in millions, except rates)	2017	2016	2015
Federal funds purchased and securities loaned or sold under repurchase agreements:
Balance at year-end	$158,916	$165,666	$152,678
Average daily balance during the year	187,386	178,720	192,510
Maximum month-end balance	205,286	207,211	212,112
Weighted-average rate at December 31	1.03%	0.50%	0.39%
Weighted-average rate during the year	0.86	0.61	0.32

Commercial paper:
Balance at year-end	$24,186	$11,738	$15,562
Average daily balance during the year	19,920	15,001	38,140
Maximum month-end balance	24,934	19,083	64,012
Weighted-average rate at December 31	1.59%	1.13%	0.55%
Weighted-average rate during the year	1.39	0.90	0.29

Other borrowed funds:(a)
Balance at year-end	$87,652	$89,154	$80,126
Average daily balance during the year	96,331	93,252	93,001
Maximum month-end balance	107,157	102,310	99,226
Weighted-average rate at December 31	2.09%	1.79%	1.89%
Weighted-average rate during the year	1.98	1.93	1.84

Short-term beneficial interests:(b)
Commercial paper and other borrowed funds:
Balance at year-end	$4,310	$5,688	$11,322
Average daily balance during the year	5,327	8,296	15,608
Maximum month-end balance	7,573	10,494	17,137
Weighted-average rate at December 31	1.50%	0.83%	0.41%
Weighted-average rate during the year	1.07	0.67	0.32

(a)	Includes interest-bearing securities sold but not yet purchased.

(b)	Included on the Consolidated balance sheets in beneficial interests issued by consolidated VIEs.
Federal funds purchased represent overnight funds. Securities loaned or sold under repurchase agreements generally mature between one and ninety days. Commercial paper generally is issued in amounts not less than $100,000, and with maturities of 270 days or less. Other borrowed funds consist of demand notes, term federal funds purchased, and various other borrowings that generally have maturities of one year or less.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

JPMorgan Chase & Co. (Registrant)
By: /s/ JAMES DIMON
(James Dimon Chairman and Chief Executive Officer)
February 27, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the date indicated. JPMorgan Chase & Co. does not exercise the power of attorney to sign on behalf of any Director.

	Capacity	Date
/s/ JAMES DIMON	Director, Chairman and Chief Executive Officer (Principal Executive Officer)
(James Dimon)

/s/ LINDA B. BAMMANN	Director
(Linda B. Bammann)

/s/ JAMES A. BELL	Director
(James A. Bell)

/s/ CRANDALL C. BOWLES	Director
(Crandall C. Bowles)

/s/ STEPHEN B. BURKE	Director
(Stephen B. Burke)

/s/ TODD A. COMBS	Director
(Todd A. Combs)

/s/ JAMES S. CROWN	Director	February 27, 2018
(James S. Crown)

/s/ TIMOTHY P. FLYNN	Director
(Timothy P. Flynn)

/s/ LABAN P. JACKSON, JR.	Director
(Laban P. Jackson, Jr.)

/s/ MICHAEL A. NEAL	Director
(Michael A. Neal)

/s/ LEE R. RAYMOND	Director
(Lee R. Raymond)

/s/ WILLIAM C. WELDON	Director
(William C. Weldon)

/s/ MARIANNE LAKE	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
(Marianne Lake)

/s/ NICOLE GILES	Managing Director and Corporate Controller (Principal Accounting Officer)
(Nicole Giles)

