Form 10-Q
period 2018-03-31
JPMORGAN CHASE & CO
filed 2018-05-02
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended	Commission file
March 31, 2018	number 1-5805

JPMorgan Chase & Co.
(Exact name of registrant as specified in its charter)

Delaware	13-2624428
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

270 Park Avenue, New York, New York	10017
(Address of principal executive offices)	(Zip Code)

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

Number of shares of common stock outstanding as of March 31, 2018: 3,404,776,922

FORM 10-Q

JPMorgan Chase & Co.
Consolidated financial highlights

(unaudited) As of or for the period ended, (in millions, except per share, ratio, headcount data and where otherwise noted)	1Q18	4Q17	3Q17		2Q17		1Q17
Selected income statement data
Total net revenue	$27,907	$24,457	$25,578		$25,731		$24,939
Total noninterest expense	16,080	14,895	14,570		14,767		15,283
Pre-provision profit	11,827	9,562	11,008		10,964		9,656
Provision for credit losses	1,165	1,308	1,452		1,215		1,315
Income before income tax expense	10,662	8,254	9,556		9,749		8,341
Income tax expense	1,950	4,022	2,824		2,720		1,893
Net income	$8,712	$4,232	$6,732		$7,029		$6,448
Earnings per share data
Net income: Basic	$2.38	$1.08	$1.77		$1.83		$1.66
Diluted	2.37	1.07	1.76		1.82		1.65
Average shares: Basic	3,458.3	3,489.7	3,534.7		3,574.1		3,601.7
Diluted	3,479.5	3,512.2	3,559.6		3,599.0		3,630.4
Market and per common share data
Market capitalization	374,423	366,301	331,393		321,633		312,078
Common shares at period-end	3,404.8	3,425.3	3,469.7		3,519.0		3,552.8
Share price:(a)
High	$119.33	$108.46	$95.88		$92.65		$93.98
Low	103.98	94.96	88.08		81.64		83.03
Close	109.97	106.94	95.51		91.40		87.84
Book value per share	67.59	67.04	66.95		66.05		64.68
Tangible book value per share (“TBVPS”)(b)	54.05	53.56	54.03		53.29		52.04
Cash dividends declared per share	0.56	0.56	0.56		0.50		0.50
Selected ratios and metrics
Return on common equity (“ROE”)	15%	7%	11%		12%		11%
Return on tangible common equity (“ROTCE”)(b)	19	8	13		14		13
Return on assets	1.37	0.66	1.04		1.10		1.03
Overhead ratio	58	61	57		57		61
Loans-to-deposits ratio	63	64	63		63		63
High quality liquid assets (“HQLA”) (in billions)(c)	$539	$560	$568		$541		$528
Liquidity coverage ratio (“LCR”) (average)	115%	119%	120%		115%		NA
Common equity Tier 1 (“CET1”) capital ratio(d)	11.8	12.2	12.5	(h)	12.5	(h)	12.4	(h)
Tier 1 capital ratio(d)	13.5	13.9	14.1	(h)	14.2	(h)	14.1	(h)
Total capital ratio(d)	15.3	15.9	16.1		16.0		15.6
Tier 1 leverage ratio(d)	8.2	8.3	8.4		8.5		8.4
Supplementary leverage ratio (“SLR”)(e)	6.5%	6.5%	6.6%		6.7%		6.6%
Selected balance sheet data (period-end)
Trading assets	$412,282	$381,844	$420,418		$407,064		$402,513
Investment securities	238,188	249,958	263,288		263,458		281,850
Loans	934,424	930,697	913,761		908,767		895,974
Core loans	870,536	863,683	843,432		834,935		812,119
Average core loans	861,089	850,166	837,522		824,583		805,382
Total assets	2,609,785	2,533,600	2,563,074		2,563,174		2,546,290
Deposits	1,486,961	1,443,982	1,439,027		1,439,473		1,422,999
Long-term debt	274,449	284,080	288,582		292,973		289,492
Common stockholders’ equity	230,133	229,625	232,314		232,415		229,795
Total stockholders’ equity	256,201	255,693	258,382		258,483		255,863
Headcount	253,707	252,539	251,503		249,257		246,345
Credit quality metrics
Allowance for credit losses	$14,482	$14,672	$14,648		$14,480		$14,490
Allowance for loan losses to total retained loans	1.44%	1.47%	1.49%		1.49%		1.52%
Allowance for loan losses to retained loans excluding purchased credit-impaired loans(f)	1.25	1.27	1.29		1.28		1.31
Nonperforming assets	$6,364	$6,426	$6,154		$6,432		$6,826
Net charge-offs(g)	1,335	1,264	1,265		1,204		1,654
Net charge-off rate(g)	0.59%	0.55%	0.56%		0.54%		0.76%
Effective January 1, 2018, the Firm adopted several new accounting standards. Certain of the new accounting standards were applied retrospectively and, accordingly, prior period amounts were revised. For additional information, see Note 1.

(a)	Based on daily prices reported by the New York Stock Exchange.

(b)
TBVPS and ROTCE are non-GAAP financial measures. For a further discussion of these measures, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures and Key Performance Measures on pages 14–15.

(c)
HQLA represents the average amount of assets that qualify for inclusion in the LCR for all periods presented except March 31, 2017, which represents the period-end balance. For additional information, see HQLA on page 38.

(d)
Ratios presented are calculated under the Basel III Transitional capital rules and for the capital ratios represent the lower of the Standardized or Advanced approach as required by the Collins Amendment of the Dodd-Frank Act (the “Collins Floor”). See Capital Risk Management on pages 32-37 for additional information on Basel III and the Collins Floor.

(e)
Effective January 1, 2018, the SLR was fully phased-in under Basel III. The SLR is defined as Tier 1 capital divided by the Firm’s total leverage exposure. Prior period ratios were calculated under the Basel III Transitional rules.

(f)
Excluded the impact of residential real estate purchased credit-impaired (“PCI”) loans, a non-GAAP financial measure. For a further discussion of these measures, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures and Key Performance Measures on pages 14–15. For a further discussion, see Allowance for credit losses on pages 57–59.

(g)	Excluding net charge-offs of $467 million related to the student loan portfolio sale, the net charge-off rates for the three months ended March 31, 2017 would have been 0.54%.

(h)	The prior period ratios have been revised to conform with the current period presentation.

INTRODUCTION
The following is management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”) for the first quarter of 2018.
This Form 10-Q should be read in conjunction with JPMorgan Chase’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the U.S. Securities and Exchange Commission (“2017 Annual Report” or “2017 Form 10-K”), to which reference is hereby made, and which is referred to throughout this document. See the Glossary of terms and acronyms on pages 156–163 for definitions of terms and acronyms used throughout this Form 10-Q.
The MD&A included in this Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. For a further discussion of certain of those risks and uncertainties and the factors that could cause JPMorgan Chase’s actual results to differ materially because of those risks and uncertainties, see Forward-looking Statements on page 73 of this Form 10-Q and Part I, Item 1A, Risk Factors, on pages 8–26 of JPMorgan Chase’s 2017 Annual Report.
JPMorgan Chase & Co., a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States of America (“U.S.”), with operations worldwide; the Firm had $2.6 trillion in assets and $256.2 billion in stockholders’ equity as of March 31, 2018. The Firm is a leader in investment banking, financial services for consumers and small businesses, commercial banking, financial transaction processing and asset management. Under the J.P. Morgan and Chase brands, the Firm serves millions of customers in the U.S. and many of the world’s most prominent corporate, institutional and government clients.
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
For management reporting purposes, the Firm’s activities are organized into four major reportable business segments, as well as a Corporate segment. The Firm’s consumer business is the Consumer & Community Banking (“CCB”) segment. The Firm’s wholesale business segments are Corporate & Investment Bank (“CIB”), Commercial Banking (“CB”), and Asset & Wealth Management (“AWM”). For a description of the Firm’s business segments, and the products and services they provide to their respective client bases, refer to Note 31 of JPMorgan Chase’s 2017 Form 10-K.

EXECUTIVE OVERVIEW
This executive overview of the MD&A highlights selected information and may not contain all of the information that is important to readers of this Form 10-Q. For a complete description of the trends and uncertainties, as well as the risks and critical accounting estimates affecting the Firm and its various lines of business, this Form 10-Q and incorporated documents should be read in their entirety.
Effective January 1, 2018, the Firm adopted several new accounting standards, of which the most significant to the Firm are the guidance related to revenue recognition, and recognition and measurement of financial assets. The revenue recognition guidance requires gross presentation of certain costs that were previously offset against revenue. This change was adopted retrospectively and, accordingly, prior period amounts were revised, resulting in both total net revenue and total noninterest expense increasing with no impact to net income. The adoption of the recognition and measurement guidance in the first quarter of 2018 resulted in fair value gains, which were recorded in total net revenue, on certain equity investments that were previously held at cost. For additional information, see Note 1.

Financial performance of JPMorgan Chase
(unaudited) As of or for the period ended, (in millions, except per share data and ratios)	Three months ended March 31,
	2018	2017	Change
Selected income statement data
Total net revenue	$27,907	$24,939	12%
Total noninterest expense	16,080	15,283	5
Pre-provision profit	11,827	9,656	22
Provision for credit losses	1,165	1,315	(11)
Net income	8,712	6,448	35
Diluted earnings per share	$2.37	$1.65	44
Selected ratios and metrics
Return on common equity	15%	11%
Return on tangible common equity	19	13
Book value per share	$67.59	$64.68	4
Tangible book value per share	54.05	52.04	4
Capital ratios(a)
CET1(b)	11.8%	12.4%
Tier 1 capital(b)	13.5	14.1
Total capital	15.3	15.6

(a)	Ratios presented are calculated under the Basel III Transitional capital rules and represent the Collins Floor. See Capital Risk Management on pages 32-37 for additional information on Basel III.

(b)	The prior period ratios have been revised to conform with the current period presentation.

Comparisons noted in the sections below are calculated for the first quarter of 2018 versus the first quarter of 2017, unless otherwise specified.
Firmwide overview
JPMorgan Chase reported strong results in the first quarter of 2018 with record net income of $8.7 billion, or $2.37 per share, on net revenue of $27.9 billion. Excluding the benefit of tax reform, net income was still a record for the quarter. The Firm reported ROE of 15% and ROTCE of 19%.

•
Net income increased 35%, reflecting higher net revenue and the impact of the lower U.S. federal statutory income tax rate as a result of the Tax Cuts & Jobs Acts (“TCJA”), partially offset by an increase in noninterest expense.

•
Total net revenue increased 12%. Net interest income was $13.3 billion, up 10%, driven by the impact of higher rates and loan growth, partially offset by declines in CIB Markets net interest income. Noninterest revenue was $14.6 billion, up 13%, driven by higher CIB Markets revenue, lower new account origination costs, higher auto lease income and higher management fees in AWM, partially offset by lower investment banking fees. Noninterest revenue also included $505 million of fair value gains related to the adoption of the new recognition and measurement accounting guidance for certain equity investments previously held at cost.

•	Noninterest expense was $16.1 billion, up 5%, driven by higher compensation expense, volume-related transaction costs in CIB Markets and auto lease depreciation in CCB.

•
The provision for credit losses was $1.2 billion, down from $1.3 billion in the prior year. In Wholesale, the provision for credit losses was a benefit, reflecting a reduction in the allowance of $170 million in the current quarter, driven by a single name in the Oil & Gas portfolio. The consumer provision reflected higher net charge-offs in Card in the current quarter, in line with expectations. The prior year included a $218 million write-down of the student loan portfolio, which was sold in 2017.

•
The total allowance for credit losses was $14.5 billion at March 31, 2018, and the Firm had a loan loss coverage ratio, excluding the PCI portfolio, of 1.25%, compared with 1.31% in the prior year. The Firm’s nonperforming assets totaled $6.4 billion at March 31, 2018, a decrease from $6.8 billion in the prior year.

•	Firmwide average core loans increased 7%, and excluding CIB, core loans increased 8%.
Selected capital-related metrics

•	The Firm’s Basel III Fully Phased-In CET1 capital was $184 billion, and the Standardized and Advanced CET1 ratios were 11.8% and 12.5%, respectively.

•	Effective January 1, 2018, the Firm’s SLR was fully phased-in and was 6.5% at March 31, 2018.

•	The Firm continued to grow tangible book value per share (“TBVPS”), ending the first quarter of 2018 at $54.05, up 4%.
ROTCE and TBVPS are each non-GAAP financial measures. Core loans and each of the Fully Phased-In capital and certain leverage measures are all considered key performance measures. For a further discussion of each of these measures, see Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures and Key Performance Measures on pages 14–15, and Capital Risk Management on pages 32-37.
Lines of business highlights
Selected business metrics for each of the Firm’s four lines of business are presented below for the first quarter of 2018.

CCB ROE 25%
•
Average core loans up 8%; average deposits of $660 billion, up 6%
•
Client investment assets of $276 billion, up 13%, with record net flows this quarter
•
Credit card sales volume up 12% and merchant processing volume up 15%

CIB ROE 22%
•
Maintained #1 ranking for Global Investment Banking fees with 8.1% wallet share in 1Q18
•
Record Equity Markets revenue of $2.0 billion
•
Treasury Services revenue up 14% and Securities Services revenue up 16%

CB ROE 20%	• Average loan balances of $202 billion, up 6% • Strong credit quality with 0 bps net charge-off rate
AWM ROE 34%	• Record average loan balances of $133 billion, up 12% • Assets under management (“AUM”) of $2.0 trillion, up 10%
For a detailed discussion of results by line of business, refer to the Business Segment Results on pages 16-29.
Credit provided and capital raised
JPMorgan Chase continues to support consumers, businesses and communities around the globe. The Firm provided credit and raised capital of $617 billion for wholesale and consumer clients during the first three months of 2018:

•	$55 billion of credit for consumers

•	$5 billion of credit for U.S. small businesses

•	$217 billion of credit for corporations

•	$331 billion of capital raised for corporate clients and non-U.S. government entities

•	$9 billion of credit and capital raised for U.S. government and nonprofit entities, including states, municipalities, hospitals and universities.

2018 outlook
These current expectations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. These risks and uncertainties could cause the Firm’s actual results to differ materially from those set forth in such forward-looking statements. See Forward-Looking Statements on page 73 of this Form 10-Q and Risk Factors on pages 8–26 of JPMorgan Chase’s 2017 Annual Report. There is no assurance that actual results for the full year of 2018 will be in line with the outlook set forth below, and the Firm does not undertake to update any forward-looking statements.
JPMorgan Chase’s outlook for the remainder of 2018 should be viewed against the backdrop of the global and U.S. economies, financial markets activity, the geopolitical environment, the competitive environment, client and customer activity levels, and regulatory and legislative developments in the U.S. and other countries where the Firm does business. Each of these interrelated factors will affect the performance of the Firm and its lines of business. The Firm expects that it will continue to make appropriate adjustments to its businesses and operations in response to ongoing developments in the legal, regulatory, business and economic environments in which it operates.
Firmwide

•
For full-year 2018, management expects net interest income, on a managed basis, to be in the $54 to $55 billion range, depending on market conditions, and assuming expected core loan growth. Management expects Firmwide average core loan growth to be in the 6% to 7% range for 2018, excluding CIB loans.

•
Management expects Firmwide noninterest revenue for full-year 2018, on a managed basis, and depending on market conditions, to be up approximately 7%. Noninterest revenue includes the $1.2 billion impact of the revenue recognition accounting guidance.

•
The Firm continues to take a disciplined approach to managing its expenses, while investing for growth and innovation. As a result, management expects Firmwide adjusted expense for full-year 2018 to be approximately $63 billion, including the approximately $1.2 billion expected impact of the new revenue recognition accounting guidance, predominantly impacting AWM with the remainder in CIB. For additional information on the new accounting guidance, see Note 1.

•
Management estimates the full-year 2018 effective income tax rate to be approximately 20%, depending upon several factors, including the geographic mix of taxable income and refinements to estimates of the impacts of the TCJA.

•	Management expects the full-year 2018 net charge-off rates to remain relatively flat across the wholesale and consumer portfolios, with the exception of Card.
CCB

•	In Card, management expects the full-year 2018 net charge-off rate to be approximately 3.25%.

•	Management expects the full-year 2018 Card Services net revenue rate to be at or above 11.25%.

CONSOLIDATED RESULTS OF OPERATIONS
This section provides a comparative discussion of JPMorgan Chase’s Consolidated Results of Operations on a reported basis for the three months ended March 31, 2018 and 2017, unless otherwise specified. Factors that relate primarily to a single business segment are discussed in more detail within that business segment. For a discussion of the Critical Accounting Estimates Used by the Firm that affect the Consolidated Results of Operations, see pages 67–69 of this Form 10-Q and pages 138–140 of JPMorgan Chase’s 2017 Annual Report.
Effective January 1, 2018, the Firm adopted several new accounting standards. Certain of the new accounting standards were applied retrospectively and, accordingly, prior period amounts were revised. For additional information, see Note 1.

Revenue
	Three months ended March 31,
(in millions)	2018	2017	Change
Investment banking fees	$1,736	$1,880	(8)%
Principal transactions	3,952	3,582	10
Lending- and deposit-related fees	1,477	1,448	2
Asset management, administration and commissions	4,309	3,877	11
Investment securities losses	(245)	(3)	NM
Mortgage fees and related income	465	406	15
Card income	1,275	914	39
Other income(a)	1,626	771	111
Noninterest revenue	14,595	12,875	13
Net interest income	13,312	12,064	10
Total net revenue	$27,907	$24,939	12%

(a)	Included operating lease income of $1.0 billion and $824 million for the three months ended March 31, 2018 and 2017.
Investment banking fees decreased reflecting lower debt and equity underwriting fees, partially offset by higher advisory fees in CIB. The decrease in debt underwriting fees was primarily driven by declines in industry-wide fee levels and a lower share in leveraged finance. The decrease in equity underwriting fees was also driven by declines in industry-wide fee levels as well as a lower share of large transactions. The increase in advisory fees was driven by a higher number of large completed transactions. For additional information, see CIB segment results on pages 20-24 and Note 5.
Principal transactions revenue increased primarily reflecting:

•
higher client-driven market-making revenue in CIB as a result of strong performance across products in Equity Markets, particularly in derivatives, and Prime Services. Fixed Income Markets revenue was relatively flat, with strong performance in Currencies & Emerging Markets and Commodities, offset by lower revenue in Credit and Rates partially offset by

•	losses on legacy private equity investments in Corporate.
For additional information, see CIB and Corporate segment results on pages 20-24 and page 29, respectively, and
Note 5.

For information on lending- and deposit-related fees, see the segment results for CCB on pages 17-19, CIB on pages 20-24, CB on pages 25-26 and Note 5.
Asset management, administration and commissions revenue increased as a result of:

•	higher asset management fees in AWM and CCB due to growth in assets under management, which benefited from higher market levels and net inflows, and

•	higher brokerage commissions in CIB and AWM driven by higher volumes.
For additional information, see AWM, CCB and CIB segment results on pages 27-28, pages 17-19 and pages 20-24, respectively, and Note 5.
Investment securities losses increased primarily due to sales related to the repositioning of the investment securities portfolio. For further information, see the Corporate segment discussion on page 29.
Mortgage fees and related income increased driven by higher MSR risk management results and servicing revenue, partially offset by lower net production revenue reflecting lower margins. For further information, see CCB segment results on pages 17-19 and Note 14.
Card income increased driven by:

•	lower new account origination costs,

•	higher net interchange income reflecting higher card sales volume, predominantly offset by higher reward costs and partner payments, and

•	higher merchant processing fees reflecting higher merchant processing volumes.
For further information, see CCB segment results on pages 17-19 and Note 5.
Other income increased primarily due to:

•	Fair value gains of $505 million related to the adoption of the new recognition and measurement accounting guidance for certain equity investments previously held at cost, and

•	higher operating lease income from growth in auto operating lease volume in CCB.
For further information, see Note 5.
Net interest income increased primarily driven by the net impact of higher rates and loan growth across the businesses, partially offset by declines in Markets net interest income in CIB. The Firm’s average interest-earning assets were $2.2 trillion, up $43 billion from the prior year, and the net interest yield on these assets, on a fully taxable equivalent (“FTE”) basis, was 2.48%, an increase of 15 basis points from the prior year.

Provision for credit losses
	Three months ended March 31,
(in millions)	2018	2017	Change
Consumer, excluding credit card	$146	$442	(67)%
Credit card	1,170	993	18
Total consumer	1,316	1,435	(8)
Wholesale	(151)	(120)	(26)
Total provision for credit losses	$1,165	$1,315	(11)%
The provision for credit losses decreased as a result of:

•
a net $170 million reduction in the wholesale allowance for credit losses, primarily in the Oil & Gas portfolio driven by a single name, compared with a reduction of $93 million in the prior year primarily for Oil & Gas

•	and in consumer

–
$102 million of higher net charge-offs primarily in the credit card portfolio due to seasoning of newer vintages, in line with expectations, partially offset by a decrease in net charge-offs in the residential real estate portfolio, reflecting continued improvement in home prices and delinquencies, and

–	the absence of a $218 million write-down recorded in the prior year in connection with the sale of the student loan portfolio.
For a more detailed discussion of the credit portfolio and the allowance for credit losses, see the segment discussions of CCB on pages 17-19, CIB on pages 20-24, CB on pages 25-26, the Allowance for Credit Losses on pages 57–59 and
Note 12.

Noninterest expense
	Three months ended March 31,
(in millions)	2018	2017	Change
Compensation expense	$8,862	$8,256	7%
Noncompensation expense:
Occupancy	888	961	(8)
Technology, communications and equipment	2,054	1,834	12
Professional and outside services	2,121	1,792	18
Marketing	800	713	12
Other expense(a)(b)	1,355	1,727	(22)
Total noncompensation expense	7,218	7,027	3
Total noninterest expense	$16,080	$15,283	5%

(a)	Included Firmwide legal expense of $70 million and $218 million for the three months ended March 31, 2018 and 2017, respectively.

(b)	Included FDIC-related expense of $383 million and $381 million for the three months ended March 31, 2018 and 2017, respectively.
Compensation expense increased driven by investments in headcount across the businesses, including bankers and business-related support staff; and higher performance-based compensation expense predominantly in CIB.
Noncompensation expense increased as a result of:

•	higher outside services expense primarily due to higher volume-related transaction costs in CIB and revenue-driven external fees in AWM

•	higher depreciation expense due to growth in auto operating lease volume in CCB partially offset by

•	lower legal expense.
For a discussion of legal expense, see Note 22.

Income tax expense
	Three months ended March 31,
(in millions)	2018	2017	Change
Income before income tax expense	$10,662	$8,341	28%
Income tax expense	1,950	1,893	3
Effective tax rate	18.3%	22.7%
The effective tax rate decreased due to the reduction of the U.S. federal statutory income tax rate as a result of the TCJA. The decrease was partially offset by changes in the mix of income and expense subject to U.S. federal, state and local taxes, as well as to certain tax reserves.

CONSOLIDATED BALANCE SHEETS AND CASH FLOWS ANALYSIS
Effective January 1, 2018, the Firm adopted several new accounting standards. Certain of the new accounting standards were applied retrospectively and, accordingly, prior period amounts were revised. For additional information, see Note 1.
Consolidated balance sheets analysis
The following is a discussion of the significant changes between March 31, 2018, and December 31, 2017.

Selected Consolidated balance sheets data
(in millions)	Mar 31, 2018	Dec 31, 2017	Change
Assets
Cash and due from banks	$24,834	$25,898	(4)%
Deposits with banks	389,978	405,406	(4)
Federal funds sold and securities purchased under resale agreements	247,608	198,422	25
Securities borrowed	116,132	105,112	10
Trading assets:
Debt and equity instruments	355,368	325,321	9
Derivative receivables	56,914	56,523	1
Investment securities	238,188	249,958	(5)
Loans	934,424	930,697	—
Allowance for loan losses	(13,375)	(13,604)	(2)
Loans, net of allowance for loan losses	921,049	917,093	—
Accrued interest and accounts receivable	72,659	67,729	7
Premises and equipment	14,382	14,159	2
Goodwill, MSRs and other intangible assets	54,533	54,392	—
Other assets	118,140	113,587	4
Total assets	$2,609,785	$2,533,600	3%
Cash and due from banks and deposits with banks decreased primarily reflecting a shift in the deployment of excess cash from deposits with banks and investment securities into securities purchased under resale agreements. The Firm’s excess cash is largely placed with various central banks, predominantly Federal Reserve Banks.
Federal funds sold and securities purchased under resale agreements increased primarily due to the shift in the deployment of excess cash from deposits with banks and investment securities into securities purchased under resale agreements, and higher client activity in CIB. For additional information on the Firm’s Liquidity Risk Management, see pages 38–42.
Securities borrowed increased driven by higher demand for securities to cover short positions related to client-driven market-making activities in CIB.
Trading assets-debt and equity instruments increased predominantly as a result of client-driven market-making activities in CIB, primarily equity instruments in Prime Services, and debt instruments in Fixed Income Markets, driven by higher client demand. For additional information, see Notes 2 and 4.
Investment securities decreased primarily reflecting net sales, paydowns and maturities of U.S. government agency mortgage-backed securities (“MBS”), obligations of U.S. states and municipalities, and commercial MBS. For additional information on Investment securities, see Corporate segment results on page 29, Investment Portfolio Risk Management on page 60, and Notes 2 and 9.

Loans were relatively flat reflecting:

•	higher wholesale loans in CIB primarily driven by higher originations of commercial and industrial loans, and in AWM driven by higher loans to Private Banking clients offset by

•	lower consumer loans driven by the seasonal decline in Card balances.
The allowance for loan losses decreased reflecting:

•	a net reduction in the wholesale allowance primarily as a result of a reduction in the allowance for the Oil & Gas portfolio driven by a single name

•	the consumer allowance for loan losses was relatively unchanged, reflecting stable credit quality trends.
For a detailed discussion of loans and the allowance for loan losses, refer to Credit Risk Management on pages 43–60, and Notes 2, 3, 11 and 12.
Accrued interest and accounts receivable increased primarily reflecting higher client receivables related to client-driven activities in CIB.
Other assets increased partly reflecting higher cash collateral pledged for derivative contracts in CIB and higher auto operating lease assets from growth in business volume in CCB.
For information on Goodwill and MSRs, see Note 14.

Selected Consolidated balance sheets data (continued)
(in millions)	Mar 31, 2018	Dec 31, 2017	Change
Liabilities
Deposits	$1,486,961	$1,443,982	3%
Federal funds purchased and securities loaned or sold under repurchase agreements	179,091	158,916	13
Short-term borrowings	62,667	51,802	21
Trading liabilities:
Debt and equity instruments	99,588	85,886	16
Derivative payables	36,949	37,777	(2)
Accounts payable and other liabilities	192,295	189,383	2
Beneficial interests issued by consolidated variable interest entities (“VIEs”)	21,584	26,081	(17)
Long-term debt	274,449	284,080	(3)
Total liabilities	2,353,584	2,277,907	3
Stockholders’ equity	256,201	255,693	—
Total liabilities and stockholders’ equity	$2,609,785	$2,533,600	3%
Deposits increased due to:

•	higher consumer deposits reflecting the continuation of growth from new and existing customers, low attrition rates, and the impact of seasonality in CCB

•	higher wholesale deposits driven by growth in client activity in CIB’s Treasury Services and Securities Services businesses, partially offset by the impact of seasonality in CB.
For more information, refer to the Liquidity Risk Management discussion on pages 38–42; and Notes 2 and 15.
Federal funds purchased and securities loaned or sold under repurchase agreements increased reflecting higher secured financing of trading assets-debt and equity instruments, partially offset by a change in the mix of funding to short-term borrowings in CIB.
Short-term borrowings increased driven by a change in
the mix of funding for CIB activities from federal funds
sold under repurchase agreements to other borrowed funds, and the net issuance of commercial paper. For additional information, see Liquidity Risk Management on pages 38–42.

Trading liabilities–debt and equity instruments increased predominantly related to client-driven market-making activities in CIB Markets, driven by higher levels of short positions in both debt and equity instruments. For additional information, refer to Derivative contracts on pages 55–56, and Notes 2 and 4.
Beneficial interests issued by consolidated VIEs decreased due to maturities of credit card securitizations. For further information on Firm-sponsored VIEs and loan securitization trusts, see Off-Balance Sheet Arrangements on page 13 and Notes 13 and 20.
Long-term debt decreased primarily driven by net maturities of senior debt and lower Federal Home Loan Bank (“FHLB”) advances. For additional information on the Firm’s long-term debt activities, see Liquidity Risk Management on pages 38–42.
For information on changes in stockholders’ equity, see page 77, and on the Firm’s capital actions, see Capital actions on page 32.

Consolidated cash flows analysis
The following is a discussion of cash flow activities during the three months ended March 31, 2018 and 2017.

(in millions)	Three months ended March 31,
	2018	2017
Net cash provided by/(used in)
Operating activities	$(35,109)	$(22,559)
Investing activities	(45,021)	47,112
Financing activities	60,589	43,605
Effect of exchange rate changes on cash	3,049	2,574
Net increase/(decrease) in cash and due from banks and deposits with banks	$(16,492)	$70,732
Operating activities

•	In 2018, cash used primarily reflected increases in trading assets-debt and equity instruments, and securities borrowed.

•	In 2017, cash used reflected an increase in trading assets-debt and equity instruments; decreases in trading liabilities-derivative payables, and accounts payable and other liabilities.

Investing activities

•	In 2018, cash used reflected an increase in securities purchased under resale agreements, partially offset by lower investment securities.

•	In 2017, cash provided reflected a decrease in securities purchased under resale agreements and lower investment securities.
Financing activities

•	In 2018 and 2017, cash provided reflected higher deposits, and securities loaned or sold under repurchase agreements, partially offset by a decrease in long-term borrowings.

•	Additionally, for both periods, cash was used for repurchases of common stock and dividends on common and preferred stock.
For a further discussion of the activities affecting the Firm’s cash flows, see Consolidated Balance Sheets Analysis on pages 10–12, Capital Risk Management on pages 32-37, and Liquidity Risk Management on pages 38–42 of this Form 10-Q, and pages 92–97 of JPMorgan Chase’s 2017 Annual Report.

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
The table below provides an index of where in this Form 10-Q a discussion of the Firm’s various off-balance sheet arrangements can be found. In addition, see Note 1 for information about the Firm’s consolidation policies.

Type of off-balance sheet arrangement	Location of disclosure	Page references
Special-purpose entities: variable interests and other obligations, including contingent obligations, arising from variable interests in nonconsolidated VIEs	See Note 13	130-135
Off-balance sheet lending-related financial instruments, guarantees, and other commitments	See Note 20	145-148

EXPLANATION AND RECONCILIATION OF THE FIRM’S USE OF NON-GAAP FINANCIAL MEASURES AND KEY PERFORMANCE MEASURES
Non-GAAP financial measures
The Firm prepares its Consolidated Financial Statements using U.S. GAAP; these financial statements appear on pages 74-78. That presentation, which is referred to as “reported” basis, provides the reader with an understanding of the Firm’s results that can be tracked consistently from year-to-year and enables a comparison of the Firm’s performance with other companies’ U.S. GAAP financial statements.
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
Management also uses certain non-GAAP financial measures at the Firm and business-segment level, because these other non-GAAP financial measures provide information to investors about the underlying operational performance and trends of the Firm or of the particular business segment, as the case may be, and, therefore, facilitate a comparison of the Firm or the business segment with the performance of its relevant competitors. For additional information on these non-GAAP measures, see Business Segment Results on pages 16-29.
Additionally, certain credit metrics and ratios disclosed by the Firm exclude PCI loans, and are therefore non-GAAP measures. For additional information on these non-GAAP measures, see Credit and Investment Risk Management on pages 43–60.
Non-GAAP financial measures used by the Firm may not be comparable to similarly named non-GAAP financial measures used by other companies.
The following summary table provides a reconciliation from the Firm’s reported U.S. GAAP results to managed basis.

	Three months ended March 31,
	2018			2017
(in millions, except ratios)	Reported results	Fully taxable-equivalent adjustments(a)(b)	Managed basis	Reported results	Fully taxable-equivalent adjustments(a)	Managed basis
Other income	$1,626	$455	$2,081	$771	$582	$1,353
Total noninterest revenue	14,595	455	15,050	12,875	582	13,457
Net interest income	13,312	158	13,470	12,064	329	12,393
Total net revenue	27,907	613	28,520	24,939	911	25,850
Pre-provision profit	11,827	613	12,440	9,656	911	10,567
Income before income tax expense	10,662	613	11,275	8,341	911	9,252
Income tax expense	$1,950	$613	$2,563	$1,893	$911	$2,804
Overhead ratio	58%	NM	56%	61%	NM	59%
Effective January 1, 2018, the Firm adopted several new accounting standards. Certain of the new accounting standards were applied retrospectively and, accordingly, prior period amounts were revised. For additional information, see Note 1.

(a)	Predominantly recognized in CIB and CB business segments and Corporate.

(b)	The decrease in fully taxable-equivalent adjustments in the three months ended March 31, 2018, reflects the impact of the TCJA.
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

The data presented below are non-GAAP financial measures due to the exclusion of markets-related net interest income arising from CIB.

(in millions, except rates)	Three months ended March 31,
	2018	2017	Change
Net interest income – managed basis(a)(b)	$13,470	$12,393	9%
Less: CIB Markets net interest income(c)	1,030	1,364	(24)
Net interest income excluding CIB Markets(a)	$12,440	$11,029	13

Average interest-earning assets	$2,203,413	$2,160,912	2
Less: Average CIB Markets interest-earning assets(c)	591,547	522,759	13
Average interest-earning assets excluding CIB Markets	$1,611,866	$1,638,153	(2)%
Net interest yield on average interest-earning assets – managed basis	2.48%	2.33%
Net interest yield on average CIB Markets interest-earning assets(c)	0.71	1.06
Net interest yield on average interest-earning assets excluding CIB Markets	3.13%	2.73%

(a)	Interest includes the effect of related hedges. Taxable-equivalent amounts are used where applicable.

(b)	For a reconciliation of net interest income on a reported and managed basis, see reconciliation from the Firm’s reported U.S. GAAP results to managed basis on page 14.

(c)	For further information on CIB’s Markets businesses, see page 23.

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
The following summary table provides a reconciliation from the Firm’s common stockholders’ equity to TCE.

	Period-end		Average
(in millions, except per share and ratio data)	Mar 31, 2018	Dec 31, 2017	Three months ended March 31,
			2018	2017
Common stockholders’ equity	$230,133	$229,625	$227,615	$227,703
Less: Goodwill	47,499	47,507	47,504	47,293
Less: Other intangible assets	832	855	845	853
Add: Certain Deferred tax liabilities(a)(b)	2,216	2,204	2,210	3,228
Tangible common equity	$184,018	$183,467	$181,476	$182,785

Return on tangible common equity	NA	NA	19%	13%
Tangible book value per share	$54.05	$53.56	NA	NA

(a)
Represents deferred tax liabilities related to tax-deductible goodwill and to identifiable intangibles created in nontaxable transactions, which are netted against goodwill and other intangibles when calculating TCE.

(b)	Includes the effect from the revaluation of the Firm’s net deferred tax liability as a result of the TCJA.
Key performance measures
The Firm considers the following to be key regulatory capital measures:

▪	Capital, risk-weighted assets (“RWA”), and capital and leverage ratios presented under Basel III Standardized and Advanced Fully Phased-In rules, and

▪	SLR calculated under Basel III Advanced Fully Phased-In rules.
The Firm, as well as banking regulators, investors and analysts use these measures to assess the Firm’s regulatory capital position and to compare the Firm’s regulatory capital to that of other financial services companies.

For additional information on these measures, see Capital Risk Management on pages 32-37.
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
The business segments are determined based on the products and services provided, or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management. Results of these lines of business are presented on a managed basis. For a definition of managed basis, see Explanation and Reconciliation of the Firm’s use of Non-GAAP Financial Measures and Key Performance Measures on pages 14–15.
Description of business segment reporting methodology
Results of the business segments are intended to reflect each segment as if it were a stand-alone business. The management reporting process that derives business segment results includes the allocation of certain income and expense items. For further information about line of business capital, see Line of business equity on page 35.

The Firm periodically assesses the assumptions, methodologies and reporting classifications used for segment reporting, and further refinements may be implemented in future periods.
Business segment capital allocation
The amount of capital assigned to each business is referred to as equity. On at least an annual basis, the Firm assesses the level of capital required for each line of business as well as the assumptions and methodologies used to allocate capital. For additional information on business segment capital allocation, see Line of business equity on page 88 of JPMorgan Chase’s 2017 Annual Report.
For a further discussion of those methodologies, see Business Segment Results – Description of business segment reporting methodology on pages 55–56 of JPMorgan Chase’s 2017 Annual Report.

Segment results – managed basis
Effective January 1, 2018, the Firm adopted several new accounting standards. Certain of the new accounting standards were applied retrospectively and, accordingly, prior period amounts were revised. For additional information, see Note 1.
Net income in the first quarter of 2018 for the business segments reflects the favorable impact of the reduction in the U.S. federal statutory income tax rate as a result of the TCJA.
The following tables summarize the business segment results for the periods indicated.

Three months ended March 31,	Total net revenue			Total noninterest expense			Pre-provision profit/(loss)
(in millions)	2018	2017	Change	2018	2017	Change	2018	2017	Change
Consumer & Community Banking	$12,597	$10,970	15	$6,909	$6,395	8%	$5,688	$4,575	24%
Corporate & Investment Bank	10,483	9,599	9	5,659	5,184	9	4,824	4,415	9
Commercial Banking	2,166	2,018	7	844	825	2	1,322	1,193	11
Asset & Wealth Management	3,506	3,288	7	2,581	2,781	(7)	925	507	82
Corporate	(232)	(25)	NM	87	98	(11)	(319)	(123)	(159)
Total	$28,520	$25,850	10	$16,080	$15,283	5%	$12,440	$10,567	18%

Three months ended March 31,	Provision for credit losses			Net income/(loss)			Return on equity
(in millions, except ratios)	2018	2017	Change	2018	2017	Change	2018	2017
Consumer & Community Banking	$1,317	$1,430	(8)%	$3,326	$1,988	67	25%	15%
Corporate & Investment Bank	(158)	(96)	(65)	3,974	3,241	23	22	18
Commercial Banking	(5)	(37)	86	1,025	799	28	20	15
Asset & Wealth Management	15	18	(17)	770	385	100	34	16
Corporate	(4)	—	NM	(383)	35	NM	NM	NM
Total	$1,165	$1,315	(11)%	$8,712	$6,448	35	15%	11%

The following sections provide a comparative discussion of business segment results as of or for the three months ended March 31, 2018 versus the corresponding period in the prior year, unless otherwise specified.

CONSUMER & COMMUNITY BANKING
For a discussion of the business profile of CCB, see pages 57-61 of JPMorgan Chase’s 2017 Annual Report and Line of Business Metrics on page 161.

Selected income statement data
	Three months ended March 31,
(in millions, except ratios)	2018	2017	Change
Revenue
Lending- and deposit-related fees	$857	$812	6%
Asset management, administration and commissions	575	539	7
Mortgage fees and related income	465	406	15
Card income	1,170	817	43
All other income	1,072	743	44
Noninterest revenue	4,139	3,317	25
Net interest income	8,458	7,653	11
Total net revenue	12,597	10,970	15

Provision for credit losses	1,317	1,430	(8)

Noninterest expense
Compensation expense(a)	2,660	2,526	5
Noncompensation expense(a)(b)	4,249	3,869	10
Total noninterest expense	6,909	6,395	8
Income before income tax expense	4,371	3,145	39
Income tax expense	1,045	1,157	(10)
Net income	$3,326	$1,988	67%

Revenue by line of business
Consumer & Business Banking	$5,722	$4,906	17
Home Lending	1,509	1,529	(1)
Card, Merchant Services & Auto	5,366	4,535	18

Mortgage fees and related income details:
Net production revenue	95	141	(33)
Net mortgage servicing revenue(c)	370	265	40
Mortgage fees and related income	$465	$406	15%

Financial ratios
Return on equity	25%	15%
Overhead ratio	55	58
Note: In the discussion and the tables which follow, CCB presents certain financial measures which exclude the impact of PCI loans; these are non-GAAP financial measures.

(a)
Effective in the first quarter of 2018, certain operations staff were transferred from CCB to CB. The prior period amounts have been revised to conform with the current period presentation. For a further discussion of this transfer, see CB segment results on page 25.

(b)	Included operating lease depreciation expense of $777 million and $599 million for the three months ended March 31, 2018 and 2017, respectively.

(c)	Included MSR risk management results of $17 million and $(52) million for the three months ended March 31, 2018 and 2017, respectively.

Quarterly results
Net income was $3.3 billion, an increase of 67%, driven by higher net revenue, partially offset by higher noninterest expense.
Net revenue was $12.6 billion, an increase of 15%.
Net interest income was $8.5 billion, up 11%, driven by:

•	higher deposit margins and growth in deposit balances, and

•	margin expansion and higher loan balances in Card,
partially offset by

•	loan spread compression from higher rates in Home Lending and Auto, and

•	the impact of the sale of the student loan portfolio in the prior year.
Noninterest revenue was $4.1 billion, up 25%, driven by:

•	lower new account origination costs in Card,

•	higher auto lease volume,

•	higher MSR risk management results,

•	higher net interchange reflecting higher card sales volume, predominantly offset by higher reward costs and partner payments,

•	higher deposit-related fees, and

•	higher merchant processing fees reflecting higher merchant processing volumes partially offset by

•	lower net production revenue reflecting lower mortgage production margins.
See Note 14 for further information regarding changes in value of the MSR asset and related hedges, and mortgage fees and related income.
Noninterest expense was $6.9 billion, up 8%, driven by:

•	investments in technology and marketing,

•	higher auto lease depreciation, and

•	continued business growth.
The provision for credit losses was $1.3 billion, a decrease of 8% from the prior year, driven by:

•
$105 million of higher net charge-offs, primarily in the credit card portfolio due to seasoning of newer vintages, in line with expectations, partially offset by a decrease in net charge-offs in the residential real estate portfolio reflecting continued improvement in home prices and delinquencies, and

•	the absence of a $218 million write-down recorded in the prior year in connection with the sale of the student loan portfolio.

Selected metrics
	As of or for the three months ended March 31,
(in millions, except headcount)	2018	2017	Change
Selected balance sheet data (period-end)
Total assets	$540,659	$524,770	3%
Loans:
Consumer & Business Banking	25,856	24,386	6
Home equity	40,777	48,234	(15)
Residential mortgage	199,548	185,114	8
Home Lending	240,325	233,348	3
Card	140,414	135,016	4
Auto	66,042	65,568	1
Student	—	6,253	NM
Total loans	472,637	464,571	2
Core loans	409,296	381,393	7
Deposits	685,170	646,962	6
Equity	51,000	51,000	—
Selected balance sheet data (average)
Total assets	$538,938	$532,098	1
Loans:
Consumer & Business Banking	25,845	24,359	6
Home equity	41,786	49,278	(15)
Residential mortgage	198,653	183,756	8
Home Lending	240,439	233,034	3
Card	142,927	137,211	4
Auto	65,863	65,315	1
Student	—	6,916	NM
Total loans	475,074	466,835	2
Core loans	410,147	381,016	8
Deposits	659,599	622,915	6
Equity	51,000	51,000	—

Headcount(a)	133,408	133,176	—

(a)
Effective in the first quarter of 2018, certain operations staff were transferred from CCB to CB. The prior period amount has been revised to conform with the current period presentation. For further discussion of this transfer, see CB segment results on page 25.

Selected metrics
	As of or for the three months ended March 31,
(in millions, except ratio data)	2018	2017		Change
Credit data and quality statistics
Nonaccrual loans(a)(b)	$4,104	$4,442		(8)%

Net charge-offs(c)
Consumer & Business Banking	53	57		(7)
Home equity	16	47		(66)
Residential mortgage	2	3		(33)
Home Lending	18	50		(64)
Card	1,170	993		18
Auto	76	81		(6)
Student	—	498	(g)	NM
Total net charge-offs	$1,317	$1,679	(g)	(22)

Net charge-off rate(c)
Consumer & Business Banking	0.83%	0.95%
Home equity(d)	0.21	0.52
Residential mortgage(d)	—	0.01
Home Lending(d)	0.03	0.10
Card	3.32	2.94
Auto	0.47	0.50
Student	—	NM
Total net charge-off rate(d)	1.20	1.58	(g)

30+ day delinquency rate
Home Lending(e)(f)	0.98%	1.08%
Card	1.82	1.66
Auto	0.71	0.93

90+ day delinquency rate — Card	0.95	0.87

Allowance for loan losses
Consumer & Business Banking	$796	$753		6
Home Lending, excluding PCI loans	1,003	1,328		(24)
Home Lending — PCI loans(c)	2,205	2,287		(4)
Card	4,884	4,034		21
Auto	464	474		(2)
Total allowance for loan losses(c)	$9,352	$8,876		5%

(a)	Excludes PCI loans. The Firm is recognizing interest income on each pool of PCI loans as each of the pools is performing.

(b)
At March 31, 2018 and 2017, nonaccrual loans excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $4.0 billion and $4.5 billion, respectively. Student loans insured by U.S. government agencies under the Federal Family Education Loan Program (“FFELP”) and 90 or more days past due were also excluded from nonaccrual loans prior to sale of the student loan portfolio in the second quarter of 2017. These amounts have been excluded based upon the government guarantee.

(c)
Net charge-offs and the net charge-off rates for the three months ended March 31, 2018 and 2017, excluded $20 million and $24 million, respectively, of write-offs in the PCI portfolio. These write-offs decreased the allowance for loan losses for PCI loans. For further information on PCI write-offs, see Summary of changes in the allowance for credit losses on page 58.

(d)
Excludes the impact of PCI loans. For the three months ended March 31, 2018 and 2017, the net charge-off rates including the impact of PCI loans were as follows: (1) home equity of 0.16% and 0.39%, respectively; (2) residential mortgage of -% and 0.01%, respectively; (3) Home Lending of 0.03% and 0.09%, respectively; and (4) total CCB of 1.12% and 1.46%, respectively.

(e)
At March 31, 2018 and 2017, excluded mortgage loans insured by U.S. government agencies of $5.7 billion and $6.3 billion, respectively, that are 30 or more days past due. These amounts have been excluded based upon the government guarantee.

(f)	Excludes PCI loans. The 30+ day delinquency rate for PCI loans was 9.49% and 9.11% at March 31, 2018 and 2017, respectively.

(g)	Excluding net charge-offs of $467 million related to the student loan portfolio sale, the total net charge-off rate for the three months ended March 31, 2017 would have been 1.14%.

Selected metrics
	As of or for the three months ended March 31,
(in billions, except ratios and where otherwise noted)	2018		2017		Change
Business Metrics
Number of branches	5,106		5,246		(3)%
Active digital customers (in thousands)(a)	47,911		45,463		5
Active mobile customers (in thousands)(b)	30,924		27,256		13
Debit and credit card sales volume(c)	$232.4		$209.4		11

Consumer & Business Banking
Average deposits	$646.4		$609.0		6
Deposit margin	2.20%		1.88%
Business banking origination volume	$1.7		$1.7		(3)
Client investment assets	276.2		245.1		13

Home Lending
Mortgage origination volume by channel
Retail	$8.3		$9.0		(8)
Correspondent	9.9		13.4		(26)
Total mortgage origination volume(d)	$18.2		$22.4		(19)

Total loans serviced (period-end)	$804.9		$836.3		(4)
Third-party mortgage loans serviced (period-end)	539.0		582.6		(7)
MSR carrying value (period-end)	6.2		6.1		2
Ratio of MSR carrying value (period-end) to third-party mortgage loans serviced (period-end)	1.15%		1.05%

MSR revenue multiple(e)	3.19	x	3.00	x

Card, excluding Commercial Card
Credit card sales volume	$157.1		$139.7		12
New accounts opened (in millions)	2.0		2.5		(20)

Card Services
Net revenue rate	11.61%		10.15%

Merchant Services
Merchant processing volume	$316.3		$274.3		15

Auto
Loan and lease origination volume	$8.4		$8.0		5
Average Auto operating lease assets	17.6		13.8		28%

(a)	Users of all web and/or mobile platforms who have logged in within the past 90 days.

(b)	Users of all mobile platforms who have logged in within the past 90 days.

(c)	The prior period amount has been revised to conform with the current period presentation.

(d)	Firmwide mortgage origination volume was $20.0 billion and $25.6 billion for the three months ended March 31, 2018 and 2017, respectively.

(e)
Represents the ratio of MSR carrying value (period-end) to third-party mortgage loans serviced (period-end) divided by the ratio of annualized loan servicing-related revenue to third-party mortgage loans serviced (average).

CORPORATE & INVESTMENT BANK
For a discussion of the business profile of CIB, see pages 62–66 of JPMorgan Chase’s 2017 Annual Report and Line of Business Metrics on page 161.
Effective January 1, 2018, the Firm adopted several new accounting standards; the guidance which had the most significant impact on the CIB segment results was revenue recognition, and recognition and measurement of financial assets. The revenue recognition guidance was applied retrospectively and, accordingly, prior period amounts were revised. For additional information, see Note 1.

Selected income statement data
	Three months ended March 31,
(in millions, except ratios)	2018	2017	Change
Revenue
Investment banking fees	$1,696	$1,875	(10)%
Principal transactions	4,029	3,507	15
Lending- and deposit-related fees	381	388	(2)
Asset management, administration and commissions	1,131	1,052	8
All other income	680	177	284
Noninterest revenue	7,917	6,999	13
Net interest income	2,566	2,600	(1)
Total net revenue(a)	10,483	9,599	9

Provision for credit losses	(158)	(96)	(65)

Noninterest expense
Compensation expense	3,036	2,799	8
Noncompensation expense	2,623	2,385	10
Total noninterest expense	5,659	5,184	9
Income before income tax expense	4,982	4,511	10
Income tax expense	1,008	1,270	(21)
Net income	$3,974	$3,241	23%
Financial ratios
Return on equity	22%	18%
Overhead ratio	54	54
Compensation expense as percentage of total net revenue	29	29

(a)
Included tax-equivalent adjustments, predominantly due to income tax credits related to alternative energy investments; income tax credits and amortization of the cost of investments in affordable housing projects; and tax-exempt income from municipal bonds of $405 million and $551 million for the three months ended March 31, 2018 and 2017, respectively.

Selected income statement data
	Three months ended March 31,
(in millions)	2018	2017	Change
Revenue by business
Investment Banking	$1,587	$1,714	(7)%
Treasury Services	1,116	981	14
Lending	302	389	(22)
Total Banking	3,005	3,084	(3)
Fixed Income Markets	4,553	4,215	8
Equity Markets	2,017	1,606	26
Securities Services	1,059	916	16
Credit Adjustments & Other(a)	(151)	(222)	32
Total Markets & Investor Services	7,478	6,515	15
Total net revenue	$10,483	$9,599	9%

(a)
Consists primarily of credit valuation adjustments (“CVA”) managed centrally within CIB and funding valuation adjustments (“FVA”) on derivatives. Results are primarily reported in principal transactions revenue. Results are presented net of associated hedging activities and net of CVA and FVA amounts allocated to Fixed Income Markets and Equity Markets.

Quarterly results
Net income was $4.0 billion, up 23%, compared with the prior year reflecting higher net revenue, largely offset by higher noninterest expense.
Net revenue was $10.5 billion, up 9%.
Banking revenue was $3.0 billion, down 3%. Investment banking revenue was $1.6 billion, down 7%, driven by lower debt and equity underwriting fees, partially offset by higher advisory fees. The Firm maintained its #1 ranking for Global Investment Banking fees, according to Dealogic. Debt underwriting fees were $775 million, down 18%, primarily driven by declines in industry-wide fee levels and a lower share in leveraged finance. Equity underwriting fees were $346 million, down 19% compared to a strong prior year, driven by declines in industry-wide fee levels and a lower share of large transactions. Advisory fees were $575 million, up 15%, driven by a higher number of large completed transactions. Treasury Services revenue was $1.1 billion, up 14%, driven by the impact of higher interest rates and growth in operating deposits. Lending revenue was $302 million, down 22%, predominantly driven by prior year gains on securities received from restructurings.
Markets & Investor Services revenue was $7.5 billion, up 15%. The current quarter included approximately $500 million of fair value gains related to the adoption of the new recognition and measurement accounting guidance for certain equity investments previously held at cost, and a reduction of approximately $150 million in tax-equivalent adjustments as a result of the TCJA. Fixed Income Markets revenue was $4.6 billion, up 8%. Excluding the impact of these fair value gains and tax-equivalent adjustments, Fixed Income Markets revenue was flat, with strong performance in Currencies & Emerging Markets and Commodities, offset by lower revenue in Rates and Credit, which reverted to more normal levels following a strong prior year. Equity Markets revenue was $2.0 billion, up 26% (excluding the impact of fair value gains noted above up 25%), driven by strength across derivatives, Prime Services and Cash Equities. Securities Services revenue was $1.1 billion, up 16%, driven by higher interest rates and deposit growth, as well as increased asset-based fees driven by net client inflows and improving market levels.
The provision for credit losses was a benefit of $158 million, driven by a reduction in the allowance for credit losses in the Oil & Gas portfolio related to a single name. The prior year was a benefit of $96 million primarily driven by a reduction in the allowance for credit losses in the Oil & Gas portfolio.
Noninterest expense was $5.7 billion, up 9%, driven by higher compensation and volume-related transaction costs in Markets.

Selected metrics
	As of or for the three months ended March 31,
(in millions, except headcount)	2018	2017	Change
Selected balance sheet data (period-end)
Assets	$909,845	$840,304	8%
Loans:
Loans retained(a)	112,626	107,902	4
Loans held-for-sale and loans at fair value	6,122	6,477	(5)
Total loans	118,748	114,379	4
Core loans	118,434	114,003	4
Equity	70,000	70,000	—
Selected balance sheet data (average)
Assets	$910,146	$838,017	9
Trading assets-debt and equity instruments	354,869	328,339	8
Trading assets-derivative receivables	60,161	58,948	2
Loans:
Loans retained(a)	$109,355	$108,389	1
Loans held-for-sale and loans at fair value	5,480	5,308	3
Total loans	$114,835	$113,697	1
Core loans	114,514	113,309	1
Equity	70,000	70,000	—
Headcount	51,291	48,700	5%

(a)	Loans retained includes credit portfolio loans, loans held by consolidated Firm-administered multi-seller conduits, trade finance loans, other held-for-investment loans and overdrafts.

Selected metrics
	As of or for the three months ended March 31,
(in millions, except ratios)	2018	2017	Change
Credit data and quality statistics
Net charge-offs/(recoveries)	$20	$(18)	NM
Nonperforming assets:
Nonaccrual loans:
Nonaccrual loans retained(a)	$668	$308	117%
Nonaccrual loans held-for-sale and loans at fair value	29	109	(73)
Total nonaccrual loans	697	417	67
Derivative receivables	132	179	(26)
Assets acquired in loan satisfactions	91	87	5
Total nonperforming assets	$920	$683	35
Allowance for credit losses:
Allowance for loan losses	$1,128	$1,346	(16)
Allowance for lending-related commitments	800	797	—
Total allowance for credit losses	$1,928	$2,143	(10)%
Net charge-off/(recovery) rate(b)	0.07%	(0.07)%
Allowance for loan losses to period-end loans retained	1.00	1.25
Allowance for loan losses to period-end loans retained, excluding trade finance and conduits(c)	1.46	1.91
Allowance for loan losses to nonaccrual loans retained(a)	169	437
Nonaccrual loans to total period-end loans	0.59%	0.36%

(a)	Allowance for loan losses of $298 million and $61 million were held against these nonaccrual loans at March 31, 2018 and 2017, respectively.

(b)	Loans held-for-sale and loans at fair value were excluded when calculating the net charge-off/(recovery) rate.

(c)
Management uses allowance for loan losses to period-end loans retained, excluding trade finance and conduits, a non-GAAP financial measure, to provide a more meaningful assessment of CIB’s allowance coverage ratio.

Investment banking fees
	Three months ended March 31,
(in millions)	2018	2017	Change
Advisory	$575	$501	15%
Equity underwriting	346	425	(19)
Debt underwriting(a)	775	949	(18)
Total investment banking fees	$1,696	$1,875	(10)%

(a)	Includes loan syndications.

League table results – wallet share
	Three months ended March 31, 2018		Full-year 2017
	Rank	Share	Rank	Share
Based on fees(a)
Long-term debt(b)
Global	# 2	6.7	# 1	7.6
U.S.	2	9.1	2	11.0
Equity and equity-related(c)
Global	3	7.1	2	7.1
U.S.	2	11.0	1	11.6
M&A(d)
Global	1	10.3	2	8.5
U.S.	1	11.7	2	9.1
Loan syndications
Global	1	8.3	1	9.4
U.S.	2	9.7	1	11.0
Global investment banking fees(e)	# 1	8.1	# 1	8.1

(a)	Source: Dealogic as of April 1, 2018. Reflects the ranking of revenue wallet and market share.

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

	Three months ended March 31,			Three months ended March 31,
	2018			2017
(in millions)	Fixed Income Markets	Equity Markets	Total Markets	Fixed Income Markets	Equity Markets	Total Markets
Principal transactions	$2,732	$1,612	$4,344	$2,701	$1,009	$3,710
Lending- and deposit-related fees	47	1	48	49	1	50
Asset management, administration and commissions	113	458	571	104	423	527
All other income	560	17	577	177	(7)	170
Noninterest revenue	3,452	2,088	5,540	3,031	1,426	4,457
Net interest income(a)	1,101	(71)	1,030	1,184	180	1,364
Total net revenue	$4,553	$2,017	$6,570	$4,215	$1,606	$5,821

(a)	Declines in Markets net interest income were driven by higher funding costs.

Selected metrics
	As of or for the three months ended March 31,
(in millions, except where otherwise noted)	2018	2017	Change
Assets under custody (“AUC”) by asset class (period-end) (in billions):
Fixed Income	$13,145	$12,473	5
Equity	8,241	6,856	20
Other(a)	2,640	2,054	29
Total AUC	$24,026	$21,383	12
Client deposits and other third party liabilities (average)(b)	$423,301	$391,716	8

(a)	Consists of mutual funds, unit investment trusts, currencies, annuities, insurance contracts, options and other contracts.

(b)	Client deposits and other third party liabilities pertain to the Treasury Services and Securities Services businesses.

International metrics
	As of or for the three months ended March 31,
(in millions, except where otherwise noted)	2018	2017	Change
Total net revenue(a)
Europe/Middle East/Africa	$3,656	$3,189	15%
Asia/Pacific	1,471	1,239	19
Latin America/Caribbean	414	341	21
Total international net revenue	5,541	4,769	16
North America	4,942	4,830	2
Total net revenue	$10,483	$9,599	9

Loans retained (period-end)(a)
Europe/Middle East/Africa	$25,924	$26,290	(1)
Asia/Pacific	16,451	13,942	18
Latin America/Caribbean	4,293	7,074	(39)
Total international loans	46,668	47,306	(1)
North America	65,958	60,596	9
Total loans retained(a)	$112,626	$107,902	4

Client deposits and other third-party liabilities (average)(a)(b)
Europe/Middle East/Africa	$159,414	$137,504	16
Asia/Pacific	83,668	73,007	15
Latin America/Caribbean	25,480	23,897	7
Total international	$268,562	$234,408	15
North America	154,739	157,308	(2)
Total client deposits and other third-party liabilities	$423,301	$391,716	8

AUC (period-end)(a) (in billions)
North America	$14,493	$12,768	14
All other regions	9,533	8,615	11
Total AUC	$24,026	$21,383	12%

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

COMMERCIAL BANKING
For a discussion of the business profile of CB, see pages 67–69 of JPMorgan Chase’s 2017 Annual Report and Line of Business Metrics on page 162.

Selected income statement data
	Three months ended March 31,
(in millions)	2018	2017	Change
Revenue
Lending- and deposit-related fees	$226	$235	(4)%
Asset management, administration and commissions	18	18	—
All other income(a)	305	346	(12)
Noninterest revenue	549	599	(8)
Net interest income	1,617	1,419	14
Total net revenue(b)	2,166	2,018	7

Provision for credit losses	(5)	(37)	86

Noninterest expense
Compensation expense(c)	421	388	9
Noncompensation expense(c)	423	437	(3)
Total noninterest expense	844	825	2

Income before income tax expense	1,327	1,230	8
Income tax expense	302	431	(30)
Net income	$1,025	$799	28%

(a)	Includes revenue from investment banking products and commercial card transactions.

(b)
Total net revenue included tax-equivalent adjustments from income tax credits related to equity investments in designated community development entities that provide loans to qualified businesses in low-income communities, as well as tax-exempt income related to municipal financing activities of $103 million and $121 million for the three months ended March 31, 2018 and 2017.

(c)
Effective in the first quarter of 2018, certain Operations and Compliance staff were transferred from CCB and Corporate, respectively, to CB. As a result, expense for this staff is now reflected in CB’s compensation expense with a corresponding adjustment for expense allocations reflected in noncompensation expense. CB’s, Corporate’s and CCB’s previously reported headcount, compensation expense and noncompensation expense have been revised to reflect this transfer.

Quarterly results
Net income was $1.0 billion, an increase of 28%, driven by higher net revenue, partially offset by a lower net benefit for credit losses and higher noninterest expense.
Net revenue was $2.2 billion, an increase of 7%. Net interest income was $1.6 billion, an increase of 14%,

driven by higher deposit margins. Noninterest revenue was $549 million, a decrease of 8% predominantly driven by lower investment banking revenue.
Noninterest expense was $844 million, an increase of 2%. Excluding the impairment of leased assets in the prior year of $29 million, noninterest expense would have been up 6%, predominantly driven by the hiring of bankers, business-related support staff, and technology investments.

The provision for credit losses was a benefit of $5 million, reflecting strong credit performance. The prior year was a benefit of $37 million driven by the Oil & Gas portfolio, partially offset by select client downgrades.

Selected income statement data (continued)
	Three months ended March 31,
(in millions, except ratios)	2018	2017	Change
Revenue by product
Lending	$999	$992	1%
Treasury services	972	796	22
Investment banking(a)	184	216	(15)
Other	11	14	(21)
Total Commercial Banking net revenue	$2,166	$2,018	7

Investment banking revenue, gross(b)	$569	$666	(15)

Revenue by client segment
Middle Market Banking	$895	$784	14
Corporate Client Banking	687	666	3
Commercial Term Lending	352	367	(4)
Real Estate Banking	164	134	22
Other	68	67	1
Total Commercial Banking net revenue	$2,166	$2,018	7%

Financial ratios
Return on equity	20%	15%
Overhead ratio	39	41

(a)	Includes total Firm revenue from investment banking products sold to CB clients, net of revenue sharing with the CIB.

(b)
Represents total Firm revenue from investment banking products sold to CB clients. As a result of the adoption of the revenue recognition guidance, prior period amounts have been revised to conform with the current period presentation. For additional information, see Note 1.

Selected metrics
	As of or for the three months ended March 31,
(in millions, except headcount)	2018	2017	Change
Selected balance sheet data (period-end)
Total assets	$220,880	$217,348	2%
Loans:
Loans retained	202,812	194,538	4
Loans held-for-sale and loans at fair value	2,473	1,056	134
Total loans	$205,285	$195,594	5
Core loans	205,087	195,296	5
Equity	20,000	20,000	—

Period-end loans by client segment
Middle Market Banking	$57,835	$55,113	5
Corporate Client Banking	47,562	45,798	4
Commercial Term Lending	75,052	72,496	4
Real Estate Banking	17,709	15,846	12
Other	7,127	6,341	12
Total Commercial Banking loans	$205,285	$195,594	5

Selected balance sheet data (average)
Total assets	$217,159	$213,784	2
Loans:
Loans retained	201,966	190,774	6
Loans held-for-sale and loans at fair value	406	717	(43)
Total loans	$202,372	$191,491	6
Core loans	202,161	191,180	6

Average loans by client segment
Middle Market Banking	$56,754	$54,267	5
Corporate Client Banking	45,760	43,582	5
Commercial Term Lending	74,942	71,880	4
Real Estate Banking	17,845	15,525	15
Other	7,071	6,237	13
Total Commercial Banking loans	$202,372	$191,491	6

Client deposits and other third-party liabilities	$175,618	$176,780	(1)
Equity	20,000	20,000	—

Headcount(a)	10,372	9,593	8%

(a)
Effective in the first quarter of 2018, certain Operations and Compliance staff were transferred from CCB and Corporate, respectively, to CB. The prior period amounts have been revised to conform with the current period presentation. For a further discussion of this transfer, see page 25, Selected income statement data, footnote (c).

Selected metrics (continued)
	As of or for the three months ended March 31,
(in millions, except ratios)	2018	2017	Change
Credit data and quality statistics
Net charge-offs/(recoveries)	$—	$(10)	100%
Nonperforming assets
Nonaccrual loans:
Nonaccrual loans retained(a)	$666	$929	(28)
Nonaccrual loans held-for-sale and loans at fair value	—	—	—
Total nonaccrual loans	$666	$929	(28)
Assets acquired in loan satisfactions	1	11	(91)
Total nonperforming assets	$667	$940	(29)
Allowance for credit losses:
Allowance for loan losses	$2,591	$2,896	(11)
Allowance for lending-related commitments	263	251	5
Total allowance for credit losses	$2,854	$3,147	(9)%
Net charge-off/(recovery) rate(b)	—	(0.02)%
Allowance for loan losses to period-end loans retained	1.28	1.49
Allowance for loan losses to nonaccrual loans retained(a)	389	312
Nonaccrual loans to period-end total loans	0.32	0.47

(a)	Allowance for loan losses of $116 million and $115 million was held against nonaccrual loans retained at March 31, 2018 and 2017, respectively.

(b)	Loans held-for-sale and loans at fair value were excluded when calculating the net charge-off/(recovery) rate.

ASSET & WEALTH MANAGEMENT
For a discussion of the business profile of AWM, see pages 70–72 of JPMorgan Chase’s 2017 Annual Report and Line of Business Metrics on pages 162–163.
Effective January 1, 2018, the Firm adopted several new accounting standards; the guidance which had the most significant impact on the AWM segment results was revenue recognition. The revenue recognition guidance was applied retrospectively and, accordingly, prior period amounts were revised. For additional information, see Note 1.

Selected income statement data
(in millions, except ratios)	Three months ended March 31,
	2018	2017	Change
Revenue
Asset management, administration and commissions	$2,528	$2,304	10%
All other income	102	165	(38)
Noninterest revenue	2,630	2,469	7
Net interest income	876	819	7
Total net revenue	3,506	3,288	7

Provision for credit losses	15	18	(17)

Noninterest expense
Compensation expense	1,392	1,332	5
Noncompensation expense	1,189	1,449	(18)
Total noninterest expense	2,581	2,781	(7)

Income before income tax expense	910	489	86
Income tax expense	140	104	35
Net income	$770	$385	100

Revenue by line of business
Asset Management	$1,787	$1,688	6
Wealth Management	1,719	1,600	7
Total net revenue	$3,506	$3,288	7%

Financial ratios
Return on equity	34%	16%
Overhead ratio	74	85
Pre-tax margin ratio:
Asset Management	26	1
Wealth Management	26	30
Asset & Wealth Management	26	15
Quarterly results
Net income was $770 million, driven by lower noninterest expense and higher net revenue.
Net revenue was $3.5 billion, an increase of 7%. Net interest income was $876 million, up 7%, driven by deposit margin expansion and loan growth. Noninterest revenue was $2.6 billion, up 7%, due to higher management fees resulting from growth in assets under management.
Noninterest expense was $2.6 billion, a decrease of 7%, driven by lower legal expense, partially offset by higher revenue driven external fees and compensation expense.

Selected metrics
	As of or for the three months ended March 31,
(in millions, except ranking data, headcount and ratios)	2018	2017	Change
% of JPM mutual fund assets rated as 4- or 5-star(a)	58%	63%
% of JPM mutual fund assets ranked in 1st or 2nd quartile:(b)
1 year	61	59
3 years	67	80
5 years	82	77

Selected balance sheet data (period-end)
Total assets	$158,439	$141,049	12%
Loans	136,030	119,947	13
Core loans	136,030	119,947	13
Deposits	147,238	157,295	(6)
Equity	9,000	9,000	—

Selected balance sheet data (average)
Total assets	$154,345	$138,178	12
Loans	132,634	118,310	12
Core loans	132,634	118,310	12
Deposits	144,199	158,810	(9)
Equity	9,000	9,000	—

Headcount	23,268	22,196	5

Number of Wealth Management client advisors	2,640	2,480	6

Credit data and quality statistics
Net charge-offs	$1	$3	(67)
Nonaccrual loans	359	379	(5)
Allowance for credit losses:
Allowance for loan losses	$301	$289	4
Allowance for lending-related commitments	13	4	225
Total allowance for credit losses	$314	$293	7%
Net charge-off rate	—	0.01%
Allowance for loan losses to period-end loans	0.22	0.24
Allowance for loan losses to nonaccrual loans	84	76
Nonaccrual loans to period-end loans	0.26	0.32

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

Client assets
Client assets of $2.8 trillion and assets under management of $2.0 trillion were up 9% and 10%, respectively, reflecting higher market levels and net inflows into long-term products, partially offset by outflows from liquidity products.

Client assets
		March 31,
(in billions)	2018	2017	Change
Assets by asset class
Liquidity	$432	$444	(3)%
Fixed income	467	432	8
Equity	432	378	14
Multi-asset and alternatives	685	587	17
Total assets under management	2,016	1,841	10
Custody/brokerage/administration/deposits	772	707	9
Total client assets	$2,788	$2,548	9

Memo:
Alternatives client assets (a)	$169	$157	8

Assets by client segment
Private Banking	$537	$468	15
Institutional	937	889	5
Retail	542	484	12
Total assets under management	$2,016	$1,841	10

Private Banking	$1,285	$1,154	11
Institutional	958	908	6
Retail	545	486	12
Total client assets	$2,788	$2,548	9%

(a)	Represents assets under management, as well as client balances in brokerage account

Client assets (continued)
	Three months ended March 31,
(in billions)	2018	2017
Assets under management rollforward
Beginning balance	$2,034	$1,771
Net asset flows:
Liquidity	(21)	1
Fixed income	(5)	5
Equity	5	(4)
Multi-asset and alternatives	16	7
Market/performance/other impacts	(13)	61
Ending balance, March 31	$2,016	$1,841

Client assets rollforward
Beginning balance	$2,789	$2,453
Net asset flows	14	10
Market/performance/other impacts	(15)	85
Ending balance, March 31	$2,788	$2,548

International metrics
	As of or for the three months ended March 31,
(in millions)	2018	2017	Change
Total net revenue (a)
Europe/Middle East/Africa	$726	$615	18%
Asia/Pacific	393	318	24
Latin America/Caribbean	227	179	27
Total international net revenue	1,346	1,112	21
North America	2,160	2,176	(1)
Total net revenue(a)	$3,506	$3,288	7%

(a)	Regional revenue is based on the domicile of the client.

	As of or for the three months ended March 31,
(in billions)	2018	2017	Change
Assets under management
Europe/Middle East/Africa	$378	$323	17%
Asia/Pacific	171	131	31
Latin America/Caribbean	59	47	26
Total international assets under management	608	501	21
North America	1,408	1,340	5
Total assets under management	$2,016	$1,841	10

Client assets
Europe/Middle East/Africa	$435	$374	16
Asia/Pacific	237	187	27
Latin America/Caribbean	156	118	32
Total international client assets	828	679	22
North America	1,960	1,869	5
Total client assets	$2,788	$2,548	9%

CORPORATE
For a discussion of Corporate, see pages 73–74 of JPMorgan Chase’s 2017 Annual Report.

Selected income statement and balance sheet data
	As of or for the three months ended March 31,
(in millions, except headcount)	2018	2017	Change
Revenue
Principal transactions	$(144)	$15	NM
Investment securities losses	(245)	(3)	NM
All other income/(loss)	204	61	234%
Noninterest revenue	(185)	73	NM
Net interest income	(47)	(98)	52
Total net revenue(a)	(232)	(25)	NM

Provision for credit losses	(4)	—	NM

Noninterest expense(b)	87	98	(11)
Income/(loss) before income tax expense/(benefit)	(315)	(123)	(156)
Income tax expense/(benefit)	68	(158)	NM
Net income/(loss)	$(383)	$35	NM
Total net revenue
Treasury and CIO	$(38)	$(7)	(443)
Other Corporate	(194)	(18)	NM
Total net revenue	$(232)	$(25)	NM
Net income/(loss)
Treasury and CIO	$(187)	$(67)	(179)
Other Corporate	(196)	102	NM
Total net income/(loss)	$(383)	$35	NM
Total assets (period-end)	$779,962	$822,819	(5)
Loans (period-end)	1,724	1,483	16
Core loans(c)	1,689	1,480	14
Headcount(d)	35,368	32,680	8%

(a)
Included tax-equivalent adjustments, predominantly due to tax-exempt income from municipal bond investments of $98 million and $228 million for the three months ended March 31, 2018 and 2017, respectively. The decrease in taxable-equivalent adjustments reflects the impact of the TCJA.

(b)	Included legal expense/(benefit) of $(42) million and $(228) million for the three months ended March 31, 2018 and 2017, respectively.

(c)	Average core loans were $1.6 billion and $1.6 billion for the three months ended March 31, 2018 and 2017, respectively.

(d)
Effective in the first quarter of 2018, certain Compliance staff were transferred from Corporate to CB. The prior period amounts have been revised to conform with the current period presentation. For a further discussion of this transfer, see CB segment results on page 25.

Quarterly results
Net loss was $383 million, compared with net income of $35 million in the prior-year quarter.
Net revenue was a loss of $232 million, compared with a loss of $25 million in the prior year, primarily driven by $245 million of investment securities losses and approximately $130 million of losses on legacy private equity investments.
Income tax expense was higher primarily driven by an increase in tax adjustments and changes to certain tax reserves.
Treasury and CIO overview
At March 31, 2018, the average credit rating of the Treasury and CIO investment securities comprising the portfolio in the table below was AA+ (based upon external ratings where available and, where not available, based primarily upon internal ratings that correspond to ratings as defined by S&P and Moody’s). See Note 9 for further information on the Firm’s investment securities portfolio.
For further information on liquidity and funding risk, see Liquidity Risk Management on pages 38–42. For information on interest rate, foreign exchange and other risks, see Market Risk Management on pages 61–65.

Selected income statement and balance sheet data
	As of or for the three months ended March 31,
(in millions)	2018	2017	Change
Investment securities losses	$(245)	$(15)	NM
Available-for-sale (“AFS”) investment securities (average)	$204,323	$234,841	(13)%
Held-to-maturity (“HTM”) investment securities (average)	34,020	49,362	(31)
Investment securities portfolio (average)	$238,343	$284,203	(16)
AFS investment securities (period-end)	$207,703	$230,617	(10)
HTM investment securities (period-end)	29,042	48,913	(41)
Investment securities portfolio (period-end)	$236,745	$279,530	(15)%
As permitted by the new hedge accounting guidance, the Firm elected to transfer certain investment securities from HTM to AFS. For additional information, see Notes 1 and 9.

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

The Firm has established Firmwide risk management functions to manage different risk types. The scope of a particular risk management function may include multiple risk types. For example, the Firm’s Country Risk Management function oversees country risk which may be a driver of risk or an aggregation of exposures that could give rise to multiple risk types such as credit or market risk. The following provides an index of where in this Form 10-Q and in JPMorgan Chase’s 2017 Annual Report information about the Firm’s management of its key risks can be found.

Risk disclosures	Form 10-Q page reference	Annual Report page reference
Enterprise-wide risk management	30–31	75–80
Strategic risk management		81
Capital risk management	32–37	82–91
Liquidity risk management	38–42	92–97
Reputation risk management		98
Consumer credit portfolio	45–49	102–107
Wholesale credit portfolio	50–56	108–116
Investment portfolio risk management	60	120
Market risk management	61–65	121–128
Country risk management	66	129–130
Operational risk management		131–133
Compliance risk management		134
Conduct risk management		135
Legal risk management		136
Estimations and Model risk management		137

CAPITAL RISK MANAGEMENT
Capital risk is the risk the Firm has an insufficient level and composition of capital to support the Firm’s business activities and associated risks during normal economic environments and under stressed conditions.
The Firm’s capital risk management strategy focuses on maintaining long-term stability to enable it to build and invest in market-leading businesses, even in a highly stressed environment. Senior management considers the implications on the Firm’s capital prior to making decisions that could impact future business activities. In addition to considering the Firm’s earnings outlook, senior management evaluates all sources and uses of capital with a view to ensuring the Firm’s capital strength.
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
For a further discussion of the Firm’s Capital Risk Management, see pages 82–91 of JPMorgan Chase’s 2017 Annual Report, Note 19 of this Form 10-Q, and the Firm’s Pillar 3 Regulatory Capital Disclosures reports, which are available on the Firm’s website (http://investor.shareholder.com/jpmorganchase/basel.cfm).

The Firm and its insured depository institution (“IDI”) subsidiaries are subject to Basel III capital rules which include minimum capital ratio requirements that are subject to phase-in periods (“transitional period”) through the end of 2018. The capital adequacy of the Firm and its IDI subsidiaries, both during the transitional period and upon full phase-in, is evaluated against the Basel III approach (Standardized or Advanced) which, for each quarter, results in the lower ratio as required by the Collins Amendment of the Dodd-Frank Act (the “Collins Floor”). The Basel III Standardized Fully Phased-In CET1 ratio is the Firm’s current binding constraint, and the Firm expects that this will remain its binding constraint for the foreseeable future.
The Basel III rules require the Firm to maintain a certain level of capital that is subject to phase-in periods through the end of 2018. While this required capital remains subject to the transitional rules during 2018, as of January 1, 2018, the Firm’s capital in the form of CET1 and Tier 1, and the Firm’s risk-weighted assets were equivalent whether calculated on a transitional basis or on a fully phased-in basis.
The Firm is subject to minimum capital ratios under Basel III rules and well capitalized ratios under the regulations issued by the Federal Reserve and the Prompt Corrective Action (“PCA”) requirements of the FDIC Improvement Act (“FDICIA”), respectively. For additional information, see Note 19.

The following tables present the Firm’s Transitional and Fully Phased-In risk-based and leverage-based capital metrics under both the Basel III Standardized and Advanced Approaches. The Firm’s Basel III ratios exceeded both the Transitional and Fully Phased-In regulatory minimums as of March 31, 2018 and December 31, 2017. For a further discussion of these capital metrics, including regulatory minimums, and the Standardized and Advanced Approaches, refer to Strategy and Governance on pages 84–88 of JPMorgan Chase’s 2017 Annual Report.

	Transitional			Fully Phased-In
March 31, 2018 (in millions, except ratios)	Standardized	Advanced	Minimum capital ratios	Standardized	Advanced	Minimum capital ratios
Risk-based capital metrics:
CET1 capital	$183,655	$183,655		$183,655	$183,655
Tier 1 capital	209,296	209,296		209,296	209,296
Total capital	238,326	228,320		238,052	228,045
Risk-weighted assets	1,552,952	1,466,095		1,552,952	1,466,095
CET1 capital ratio	11.8%	12.5%	9.0%	11.8%	12.5%	10.5%
Tier 1 capital ratio	13.5	14.3	10.5	13.5	14.3	12.0
Total capital ratio	15.3	15.6	12.5	15.3	15.6	14.0
Leverage-based capital metrics:
Adjusted average assets(a)	$2,539,183	$2,539,183		$2,539,183	$2,539,183
Tier 1 leverage ratio	8.2%	8.2%	4.0%	8.2%	8.2%	4.0%
Total leverage exposure	NA	NA		NA	$3,234,103
SLR(b)	NA	NA	NA	NA	6.5%	5.0%	(b)

	Transitional			Fully Phased-In
December 31, 2017 (in millions, except ratios)	Standardized	Advanced	Minimum capital ratios	Standardized	Advanced	Minimum capital ratios
Risk-based capital metrics:
CET1 capital	$183,300	$183,300		$183,244	$183,244
Tier 1 capital	208,644	208,644		208,564	208,564
Total capital	238,395	227,933		237,960	227,498
Risk-weighted assets	1,499,506	1,435,825		1,509,762	1,446,696
CET1 capital ratio	12.2%	12.8%	7.5%	12.1%	12.7%	10.5%
Tier 1 capital ratio	13.9	14.5	9.0	13.8	14.4	12.0
Total capital ratio	15.9	15.9	11.0	15.8	15.7	14.0
Leverage-based capital metrics:
Adjusted average assets(a)	$2,514,270	$2,514,270		$2,514,822	$2,514,822
Tier 1 leverage ratio	8.3%	8.3%	4.0%	8.3%	8.3%	4.0%
Total leverage exposure	NA	$3,204,463		NA	$3,205,015
SLR(b)	NA	6.5%	NA	NA	6.5%	5.0%	(b)
Note: As of March 31, 2018, and December 31, 2017, the lower of the Standardized or Advanced capital ratios under each of the Transitional and Fully Phased-In approaches in the table above represents the Firm’s Collins Floor.

(a)
Adjusted average assets, for purposes of calculating the Tier 1 leverage ratio, includes total quarterly average assets adjusted for on-balance sheet assets that are subject to deduction from Tier 1 capital, predominantly goodwill and other intangible assets.

(b)	Effective January 1, 2018, the SLR was fully phased-in under Basel III.

Recent regulatory updates
On December 7, 2017, the Basel Committee issued the Basel III Reforms. For additional information, refer to Supervision & Regulation on pages 1–8 of JPMorgan Chase’s 2017 Annual Report.
In April 2018, U.S. banking regulators proposed the introduction of a stress capital buffer (“SCB”) and a modification to the regulations regarding enhanced supplementary leverage ratio (“eSLR”) standards for U.S. GSIB holding companies and certain of their IDI subsidiaries. As currently proposed the SCB would modify certain aspects of the Federal Reserve’s CCAR assessment and in part integrate the forward-looking stress test results with the Federal Reserve’s non-stress capital requirements. The proposed eSLR changes would replace the current fixed eSLR measure with a standard that would be tied to the risk-based capital surcharge of the Firm and correspond to recent changes proposed by the Basel Committee on Banking Supervision.

Capital components
The following table presents reconciliations of total stockholders’ equity to Basel III Fully Phased-In CET1 capital, Tier 1 capital and Basel III Advanced and Standardized Fully Phased-In Total capital as of March 31, 2018 and December 31, 2017.

(in millions)	March 31, 2018	December 31, 2017
Total stockholders’ equity	$256,201	$255,693
Less: Preferred stock	26,068	26,068
Common stockholders’ equity	230,133	229,625
Less:
Goodwill	47,499	47,507
Other intangible assets	832	855
Add:
Certain deferred tax liabilities(a)	2,216	2,204
Less: Other CET1 capital adjustments	363	223
Standardized/Advanced Fully Phased-In CET1 capital	183,655	183,244
Preferred stock	26,068	26,068
Less: Other Tier 1 adjustments(b)	427	748
Standardized/Advanced Fully Phased-In Tier 1 capital	$209,296	$208,564
Long-term debt and other instruments qualifying as Tier 2 capital	$14,365	$14,827
Qualifying allowance for credit losses	14,482	14,672
Other	(91)	(103)
Standardized Fully Phased-In Tier 2 capital	$28,756	$29,396
Standardized Fully Phased-In Total capital	$238,052	$237,960
Adjustment in qualifying allowance for credit losses for Advanced Tier 2 capital	(10,007)	(10,462)
Advanced Fully Phased-In Tier 2 capital	$18,749	$18,934
Advanced Fully Phased-In Total capital	$228,045	$227,498

(a)
Represents deferred tax liabilities related to tax-deductible goodwill and identifiable intangibles created in nontaxable transactions, which are netted against goodwill and other intangibles when calculating TCE.

(b)	Includes the deduction associated with the permissible holdings of covered funds (as defined by the Volcker Rule). The deduction was not material as of March 31, 2018 and December 31, 2017.

Capital rollforward
The following table presents the changes in Basel III Fully Phased-In CET1 capital, Tier 1 capital and Tier 2 capital for the three months ended March 31, 2018.

Three months ended March 31, (in millions)	2018
Standardized/Advanced CET1 capital at December 31, 2017	$183,244
Net income applicable to common equity	8,303
Dividends declared on common stock	(1,941)
Net purchase of treasury stock	(3,359)
Changes in additional paid-in capital	(1,368)
Changes related to AOCI	(887)
Adjustment related to DVA(a)	(310)
Changes related to other CET1 capital adjustments	(27)
Change in Standardized/Advanced CET1 capital	411
Standardized/Advanced CET1 capital at March 31, 2018	$183,655

Standardized/Advanced Tier 1 capital at December 31, 2017	$208,564
Change in CET1 capital	411
Net issuance of noncumulative perpetual preferred stock	—
Other	321
Change in Standardized/Advanced Tier 1 capital	732
Standardized/Advanced Tier 1 capital at March 31, 2018	$209,296

Standardized Tier 2 capital at December 31, 2017	$29,396
Change in long-term debt and other instruments qualifying as Tier 2	(463)
Change in qualifying allowance for credit losses	(190)
Other	13
Change in Standardized Tier 2 capital	(640)
Standardized Tier 2 capital at March 31, 2018	$28,756
Standardized Total capital at March 31, 2018	$238,052

Advanced Tier 2 capital at December 31, 2017	$18,934
Change in long-term debt and other instruments qualifying as Tier 2	(463)
Change in qualifying allowance for credit losses	265
Other	13
Change in Advanced Tier 2 capital	(185)
Advanced Tier 2 capital at March 31, 2018	$18,749
Advanced Total capital at March 31, 2018	$228,045

(a)	Includes DVA related to structured notes recorded in AOCI.

RWA rollforward
The following table presents changes in the components of RWA under Basel III Standardized and Advanced Fully Phased-In for the three months ended March 31, 2018. The amounts in the rollforward categories are estimates, based on the predominant driver of the change.

	Standardized			Advanced
Three months ended March 31, 2018 (in millions)	Credit risk RWA	Market risk RWA	Total RWA	Credit risk RWA	Market risk RWA	Operational risk RWA	Total RWA
At December 31, 2017	$1,386,060	$123,702	$1,509,762	$922,905	$123,791	$400,000	$1,446,696
Model & data changes(a)	2,800	300	3,100	(62)	300	—	238
Portfolio runoff(b)	(2,792)	—	(2,792)	(2,840)	—	—	(2,840)
Movement in portfolio levels(c)	35,059	7,823	42,882	14,019	7,982	—	22,001
Changes in RWA	35,067	8,123	43,190	11,117	8,282	—	19,399
March 31, 2018	$1,421,127	$131,825	$1,552,952	$934,022	$132,073	$400,000	$1,466,095

(a)	Model & data changes refer to movements in levels of RWA as a result of revised methodologies and/or treatment per regulatory guidance (exclusive of rule changes).

(b)	Portfolio runoff for credit risk RWA primarily reflects reduced risk from position rolloffs in legacy portfolios in Home Lending.

(c)
Movement in portfolio levels for credit risk RWA refers to changes in book size, composition, credit quality, and market movements; and for market risk RWA refers to changes in position and market movements.

Supplementary leverage ratio
The SLR is defined as Tier 1 capital under Basel III divided by the Firm’s total leverage exposure. For additional information, see Capital Risk Management on page 88 of JPMorgan Chase’s 2017 Annual Report.
The following table presents the components of the Firm’s Fully Phased-In SLR as of March 31, 2018 and December 31, 2017.

(in millions, except ratio)	March 31, 2018	December 31, 2017
Tier 1 capital	$209,296	$208,564
Total average assets	2,586,043	2,562,155
Less: Adjustments for deductions from Tier 1 capital	46,860	47,333
Total adjusted average assets(a)	2,539,183	2,514,822
Off-balance sheet exposures(b)	694,920	690,193
Total leverage exposure	$3,234,103	$3,205,015
SLR	6.5%	6.5%

(a)
Adjusted average assets, for purposes of calculating the SLR, includes total quarterly average assets adjusted for on-balance sheet assets that are subject to deduction from Tier 1 capital, predominantly goodwill and other intangible assets.

(b)	Off-balance sheet exposures are calculated as the average of the three month-end spot balances during the quarter.
As of March 31, 2018, JPMorgan Chase Bank, N.A.’s and Chase Bank USA, N.A.’s Fully Phased-In SLRs were approximately 6.7% and 12.3%, respectively.

Line of business equity
Each business segment is allocated capital by taking into consideration stand-alone peer comparisons and regulatory capital requirements. For additional information, see page 88 of JPMorgan Chase’s 2017 Annual Report.
The following table represents the capital allocated to each business segment:

(in billions)	March 31, 2018	December 31, 2017
Consumer & Community Banking	$51.0	$51.0
Corporate & Investment Bank	70.0	70.0
Commercial Banking	20.0	20.0
Asset & Wealth Management	9.0	9.0
Corporate	80.1	79.6
Total common stockholders’ equity	$230.1	$229.6

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
On April 5, 2018, the Firm submitted its 2018 Capital Plan to the Federal Reserve under the Federal Reserve’s 2018 CCAR process. The Firm expects the Federal Reserve to respond to its capital plan submissions by June 30, 2018.
Capital actions
Preferred stock
Preferred stock dividends declared were $409 million for the three months ended March 31, 2018.
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
There were 13.3 million and 15.0 million warrants outstanding at March 31, 2018 and December 31, 2017, respectively.
The following table sets forth the Firm’s repurchases of common equity for the three months ended March 31, 2018 and 2017. There were no repurchases of warrants during the three months ended March 31, 2018 and 2017.

	Three months ended March 31,
(in millions)	2018	2017
Total shares of common stock repurchased	41.4	32.1
Aggregate common stock repurchases	$4,671	$2,832
For additional information regarding repurchases of the Firm’s equity securities, see Part II, Item 2: Unregistered Sales of Equity Securities and Use of Proceeds and Part II, Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities on page 164 of this Form 10-Q and page 28 of JPMorgan Chase’s 2017 Form 10-K, respectively.

Other capital requirements
TLAC
On December 15, 2016, the Federal Reserve issued its final Total Loss Absorbing Capacity (“TLAC”) rule which requires the top-tier holding companies of eight U.S. GSIB holding companies, including the Firm, to maintain minimum levels of external TLAC and external long-term debt that satisfies certain eligibility criteria (“eligible LTD”) effective January 1, 2019.
As of March 31, 2018, the Firm was compliant with the requirements under the current rule to which it will be subject on January 1, 2019. For additional information, see page 90 of JPMorgan Chase’s 2017 Annual Report.

Broker-dealer regulatory capital
JPMorgan Securities
JPMorgan Chase’s principal U.S. broker-dealer subsidiary is JPMorgan Securities. JPMorgan Securities is subject to Rule 15c3-1 under the Securities Exchange Act of 1934 (the “Net Capital Rule”). JPMorgan Securities is also registered as a futures commission merchant and subject to Rule 1.17 of the Commodity Futures Trading Commission (“CFTC”). JPMorgan Securities has elected to compute its minimum net capital requirements in accordance with the “Alternative Net Capital Requirements” of the Net Capital Rule.
In accordance with the market and credit risk standards of Appendix E of the Net Capital Rule, JPMorgan Securities is eligible to use the alternative method of computing net capital if, in addition to meeting its minimum net capital requirement, it maintains tentative net capital of at least $1.0 billion and is also required to notify the Securities and Exchange Commission (“SEC”) in the event that tentative net capital is less than $5.0 billion. As of March 31, 2018, JPMorgan Securities maintained tentative net capital in excess of the minimum and notification requirements.
The following table presents JPMorgan Securities’ net capital information:

March 31, 2018	Net Capital
(in millions)	Actual	Minimum
JPMorgan Securities	$16,407	$2,831
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
The following table presents J.P. Morgan Securities plc’s capital information:

March 31, 2018	Total capital	CET1 ratio		Total capital ratio
(in millions, except ratios)	Estimated	Estimated	Minimum	Estimated	Minimum
J.P. Morgan Securities plc	$40,094	16.3	4.5	16.3	8.0

LIQUIDITY RISK MANAGEMENT
Liquidity risk is the risk that the Firm will be unable to meet its contractual and contingent financial obligations as they arise or that it does not have the appropriate amount, composition and tenor of funding and liquidity to support its assets and liabilities. For a further discussion of the Firm’s Liquidity Risk Management, see pages 92–97 of JPMorgan Chase’s 2017 Annual Report and the Firm’s US LCR Disclosure reports, which are available on the Firm’s website at: (https://investor.shareholder.com/jpmorganchase/basel.cfm).
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
Under the LCR rule, the amount of HQLA held by JPMorgan Chase Bank N.A. and Chase Bank USA, N.A that are in excess of each entity’s standalone 100% minimum LCR requirement, and that are not transferable to non-bank affiliates, must be excluded from the Firm’s reported HQLA. The LCR is required to be a minimum of 100%.
The following table summarizes the Firm’s average LCR for the three months ended March 31, 2018 based on the Firm’s current interpretation of the finalized LCR framework.

Average amount (in millions)	Three months ended March 31, 2018
HQLA
Eligible cash(a)	$358,257
Eligible securities(b)(c)	180,765
Total HQLA(d)	$539,022
Net cash outflows	$467,629
LCR	115%
Net excess HQLA (d)	$71,393

(a)	Represents cash on deposit at central banks, primarily Federal Reserve Banks.

(b)	Predominantly U.S. Treasuries, U.S. Agency MBS, and sovereign bonds net of applicable haircuts under the LCR rules.

(c)	HQLA eligible securities may be reported in securities borrowed or purchased under resale agreements, trading assets, or investment securities on the Firm’s Consolidated balance sheets.

(d)	Excludes average excess HQLA at JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A. that are not transferable to non-bank affiliates.

For the three months ended March 31, 2018, the Firm’s average LCR was 115%, compared with an average of 119% for the three months ended December 31, 2017. The decrease in the ratio was largely attributable to a decrease in average cash HQLA, driven primarily by long-term debt maturities and client-driven markets activity in CIB. The Firm’s average LCR may fluctuate from period to period, due to changes in its HQLA and estimated net cash outflows under the LCR as a result of ongoing business activity. The Firm’s HQLA are expected to be available to meet its liquidity needs in a time of stress.
Other liquidity sources
As of March 31, 2018, in addition to assets reported in the Firm’s HQLA under the LCR rule, the Firm had approximately $244 billion of unencumbered marketable securities, such as equity securities and fixed income debt securities, available to raise liquidity, if required. This includes HQLA-eligible securities included as part of the excess liquidity at JPMorgan Chase Bank, N.A. that are not transferable to non-bank affiliates.
As of March 31, 2018, the Firm also had approximately $287 billion of available borrowing capacity at various Federal Home Loan Banks (“FHLBs”), discount windows at Federal Reserve Banks and various other central banks as a result of collateral pledged by the Firm to such banks. This borrowing capacity excludes the benefit of securities reported in the Firm’s HQLA or other unencumbered securities that are currently pledged at Federal Reserve Bank discount windows. Although available, the Firm does not view the borrowing capacity at the Federal Reserve Bank discount windows and the various other central banks as a primary source of liquidity.

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

Deposits
The table below summarizes, by line of business, the deposit balances as of March 31, 2018, and December 31, 2017, and the average deposit balances for the three months ended March 31, 2018 and 2017, respectively.

	March 31, 2018	December 31, 2017	Three months ended March 31,
Deposits			Average
(in millions)			2018	2017
Consumer & Community Banking	$685,170	$659,885	$659,599	$622,915
Corporate & Investment Bank	479,543	455,883	465,822	427,466
Commercial Banking	174,509	181,512	175,523	176,624
Asset & Wealth Management	147,238	146,407	144,199	158,810
Corporate	501	295	865	5,748
Total Firm	$1,486,961	$1,443,982	$1,446,008	$1,391,563
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
The table below shows the loan and deposit balances, the loans-to-deposits ratios, and deposits as a percentage of total liabilities, as of March 31, 2018 and December 31, 2017.

(in billions except ratios)	March 31, 2018	December 31, 2017
Deposits	$1,487.0	$1,444.0
Deposits as a % of total liabilities	63%	63%
Loans	934.4	930.7
Loans-to-deposits ratio	63%	64%

Deposits increased during the three months ended March 31, 2018, compared to the period ended December 31, 2017, due to both higher consumer and wholesale deposits. The higher consumer deposits reflected the continuation of growth from new and existing customers, low attrition rates, and the impact of seasonality in CCB. The higher wholesale deposits were driven by growth in client activity in CIB’s Treasury Services and Securities Services businesses, partially offset by the impact of seasonality in CB.
The Firm believes average deposit balances are generally more representative of deposit trends than period-end deposit balances. The increase in average deposits for the three months ended March 31, 2018, compared with the three months ended March 31, 2017, was driven by an increase in both consumer and wholesale deposits. For further discussions of deposit and liability balance trends, see the discussion of the Firm’s Business Segment Results and the Consolidated Balance Sheets Analysis on pages 16-29 and pages 10–12, respectively.

The following table summarizes short-term and long-term funding, excluding deposits, as of March 31, 2018, and December 31, 2017, and average balances for the three months ended March 31, 2018 and 2017, respectively. For additional information, see the Consolidated Balance Sheets Analysis on pages 10–12 and Note 10.

	March 31, 2018	December 31, 2017	Three months ended March 31,
Sources of funds (excluding deposits)			Average
(in millions)			2018	2017
Commercial paper	$27,486	24,186	$25,993	$13,364
Other borrowed funds	35,181	27,616	31,610	23,157
Total short-term borrowings	$62,667	$51,802	$57,603	$36,521
Obligations of Firm-administered multi-seller conduits(a)	$3,067	$3,045	$3,116	$4,373

Securities loaned or sold under agreements to repurchase:
Securities sold under agreements to repurchase(b)	$162,480	$147,713	$184,396	$174,232
Securities loaned(b)	15,393	9,211	10,526	14,451
Total securities loaned or sold under agreements to repurchase(b)(c)(d)	$177,873	$156,924	$194,922	$188,683

Senior notes	$148,765	$155,852	$150,218	$149,403
Trust preferred securities(e)	686	690	688	2,344
Subordinated debt(e)	16,116	16,553	16,231	21,172
Structured notes	46,978	45,727	47,001	38,904
Total long-term unsecured funding	$212,545	$218,822	$214,138	$211,823

Credit card securitization(a)	$16,819	$21,278	$18,665	$29,431
Other securitizations(a)(f)	—	—	—	1,524
Federal Home Loan Bank (“FHLB”) advances	56,865	60,617	60,385	77,280
Other long-term secured funding(g)	5,039	4,641	4,482	3,121
Total long-term secured funding	$78,723	$86,536	$83,532	$111,356

Preferred stock(h)	$26,068	$26,068	$26,068	$26,068
Common stockholders’ equity(h)	$230,133	$229,625	$227,615	$227,703

(a)	Included in beneficial interests issued by consolidated variable interest entities on the Firm’s Consolidated balance sheets.

(b)	The prior period amounts have been revised to conform with the current period presentation.

(c)	Primarily consists of short-term securities loaned or sold under agreements to repurchase.

(d)	Excludes federal funds purchased.

(e)
Subordinated debt includes $1.6 billion of junior subordinated debentures distributed pro rata to the holders of trust preferred securities which were cancelled on December 18, 2017. For further information see Note 19 of JPMorgan Chase’s 2017 Annual Report.

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

(h)
For additional information on preferred stock and common stockholders’ equity see Capital Risk Management on pages 32-37, Consolidated statements of changes in stockholders’ equity, and Note 20 and Note 21 of JPMorgan Chase’s 2017 Annual Report.

Short-term funding
The Firm’s sources of short-term secured funding primarily consist of securities loaned or sold under agreements to repurchase. These instruments are secured predominantly by high-quality securities collateral, including government-issued debt and agency MBS, and constitute a significant portion of the federal funds purchased and securities loaned or sold under repurchase agreements on the Consolidated balance sheets. The increase at March 31, 2018, from December 31, 2017, reflected higher secured financing of trading assets-debt and equity instruments, partially offset by a change in the mix of funding to short-term borrowings in CIB.

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
The Firm’s sources of short-term unsecured funding primarily consist of issuance of wholesale commercial paper. The increase in commercial paper was due to higher net issuance.

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
The significant majority of the Firm’s long-term unsecured funding is issued by the Parent Company to provide maximum flexibility in support of both bank and nonbank subsidiary funding needs. The Parent Company advances substantially all net funding proceeds to its subsidiary, the Intermediate Holding Company (“IHC”). The IHC does not issue debt to external counterparties. The following table summarizes long-term unsecured issuance and maturities or redemptions for the three months ended March 31, 2018 and 2017. For additional information on the IHC and long-term debt, see Liquidity Risk Management and Note 19 of JPMorgan Chase’s 2017 Annual Report.

Long-term unsecured funding
	Three months ended March 31,
(in millions)	2018	2017
Issuance
Senior notes issued in the U.S. market	$7,981	$6,465
Senior notes issued in non-U.S. markets	—	—
Total senior notes	7,981	6,465
Subordinated debt	—	—
Structured notes	7,788	8,434
Total long-term unsecured funding – issuance	$15,769	$14,899

Maturities/redemptions
Senior notes	$14,124	$10,427
Trust preferred securities	—	—
Subordinated debt	—	995
Structured notes	5,527	5,330
Total long-term unsecured funding – maturities/redemptions	$19,651	$16,752

The Firm raises secured long-term funding through securitization of consumer credit card loans and advances from the FHLBs. The following table summarizes the securitization issuance and FHLB advances and their respective maturities or redemptions for the three months ended March 31, 2018 and 2017, respectively.

Long-term secured funding
	Three months ended March 31,
	Issuance		Maturities/Redemptions
(in millions)	2018	2017	2018	2017
Credit card securitization	$—	$1,545	$4,400	$3,990
Other securitizations(a)	—	—	—	55
FHLB advances	4,000	—	7,751	5,202
Other long-term secured funding(b)	121	103	16	44
Total long-term secured funding	$4,121	$1,648	$12,167	$9,291

(a)
Other securitizations includes securitizations of student loans. The Firm deconsolidated the student loan securitization entities in the second quarter of 2017 as it no longer had a controlling financial interest in these entities as a result of the sale of the student loan portfolio.

(b)	Includes long-term structured notes which are secured.
The Firm’s wholesale businesses also securitize loans for client-driven transactions; those client-driven loan securitizations are not considered to be a source of funding for the Firm and are not included in the table above. For further description of the client-driven loan securitizations, see Note 14 of JPMorgan Chase’s 2017 Annual Report.

Credit ratings
The cost and availability of financing are influenced by credit ratings. Reductions in these ratings could have an adverse effect on the Firm’s access to liquidity sources, increase the cost of funds, trigger additional collateral or funding requirements and decrease the number of investors and counterparties willing to lend to the Firm.

Additionally, the Firm’s funding requirements for VIEs and other third-party commitments may be adversely affected by a decline in credit ratings. For additional information on the impact of a credit ratings downgrade on the funding requirements for VIEs, and on derivatives and collateral agreements, see SPEs on page 13, and Liquidity risk and credit-related contingent features in Note 4.
The credit ratings of the Parent Company and the Firm’s principal bank and nonbank subsidiaries as of March 31, 2018, were as follows.

	JPMorgan Chase & Co.			JPMorgan Chase Bank, N.A. Chase Bank USA, N.A.			J.P. Morgan Securities LLC J.P. Morgan Securities plc
March 31, 2018	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook
Moody’s Investors Service	A3	P-2	Stable	Aa3	P-1	Stable	A1	P-1	Stable
Standard & Poor’s	A-	A-2	Stable	A+	A-1	Stable	A+	A-1	Stable
Fitch Ratings	A+	F1	Stable	AA-	F1+	Stable	AA-	F1+	Stable
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

CREDIT AND INVESTMENT RISK MANAGEMENT
Credit and investment risk is the risk associated with the default or change in credit profile of a client, counterparty or customer; or loss of principal or a reduction in expected returns on investments. For a further discussion of Credit Risk refer to pages 43–60. For a further discussion on Investment Portfolio risk, refer to page 60. For a further discussion of the Firm’s Credit and Investment Risk Management framework and organization, and the identification, monitoring and management, see Credit and Investment Risk Management on pages 99–120 of JPMorgan Chase’s 2017 Annual Report.

CREDIT PORTFOLIO
Credit risk is the risk associated with the default or change in credit profile of a client, counterparty or customer.
In the following tables, reported loans include loans retained (i.e., held-for-investment); loans held-for-sale; and certain loans accounted for at fair value. The following tables do not include certain loans which the Firm accounts for at fair value and classifies as trading assets. For further information regarding these loans, see Notes 2 and 3. For additional information on the Firm’s loans, lending-related commitments and derivative receivables, including the Firm’s accounting policies, see Notes 11, 20, and 4, respectively.
For further information regarding the credit risk inherent in the Firm’s cash placed with banks, see Wholesale credit exposure – industry exposures on pages 52–54; for information regarding the credit risk inherent in the
Firm’s investment securities portfolio, see Note 9 of this Form 10-Q, and Note 10 of JPMorgan Chase’s 2017 Annual Report; and for information regarding the credit risk inherent in the securities financing portfolio, see Note 10 of this Form 10-Q, and Note 11 of JPMorgan Chase’s 2017 Annual Report.
For a further discussion of the consumer credit environment and consumer loans, see Consumer Credit Portfolio on pages 102-107 of JPMorgan Chase’s 2017 Annual Report and Note 11 of this Form 10-Q. For a further discussion of the wholesale credit environment and wholesale loans, see Wholesale Credit Portfolio on pages 108-116 of JPMorgan Chase’s 2017 Annual Report and Note 11 of this Form 10-Q.

Total credit portfolio
	Credit exposure		Nonperforming(d)(e)
(in millions)	Mar 31, 2018	Dec 31, 2017	Mar 31, 2018	Dec 31, 2017
Loans retained	$925,611	$924,838	$5,820	$5,943
Loans held-for-sale	5,905	3,351	63	—
Loans at fair value	2,908	2,508	—	—
Total loans - reported	934,424	930,697	5,883	5,943
Derivative receivables	56,914	56,523	132	130
Receivables from customers and other(a)	27,996	26,272	—	—
Total credit-related assets	1,019,334	1,013,492	6,015	6,073
Assets acquired in loan satisfactions
Real estate owned	NA	NA	314	311
Other	NA	NA	35	42
Total assets acquired in loan satisfactions	NA	NA	349	353
Lending-related commitments	1,022,023	991,482	746	731
Total credit portfolio	$2,041,357	$2,004,974	$7,110	$7,157
Credit derivatives used in credit portfolio management activities(b)	$(16,366)	$(17,609)	$—	$—
Liquid securities and other cash collateral held against derivatives(c)	(14,610)	(16,108)	NA	NA

(in millions, except ratios)	Three months ended March 31,
	2018	2017
Net charge-offs(f)	$1,335	$1,654
Average retained loans
Loans	920,428	885,577
Loans – excluding residential real estate PCI loans	890,376	850,533
Net charge-off rates(f)
Loans	0.59%	0.76%
Loans – excluding PCI	0.61	0.79

(a)	Receivables from customers and other primarily represents held-for-investment margin loans to brokerage customers.

(b)
Represents the net notional amount of protection purchased and sold through credit derivatives used to manage both performing and nonperforming wholesale credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. For additional information, see Credit derivatives on page 56 and Note 4.

(c)	Includes collateral related to derivative instruments where an appropriate legal opinion has not been either sought or obtained.

(d)	Excludes PCI loans. The Firm is recognizing interest income on each pool of PCI loans as each of the pools is performing.

(e)
At March 31, 2018, and December 31, 2017, nonperforming assets excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $4.0 billion and $4.3 billion, respectively, and real estate owned (“REO”) insured by U.S. government agencies of $94 million and $95 million, respectively. These amounts have been excluded based upon the government guarantee. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”).

(f)
For the three months ended March 31, 2017, excluding net charge-offs of $467 million related to the student loan portfolio sale, the net charge-off rate for loans would have been 0.54% and for loans – excluding PCI would have been 0.57%.

CONSUMER CREDIT PORTFOLIO
The Firm’s retained consumer portfolio consists primarily of residential real estate loans, credit card loans, auto loans, and business banking loans, as well as associated lending-related commitments. The Firm’s focus is on serving primarily the prime segment of the consumer credit market. For further information on consumer loans, see Note 11 and Consumer Credit Portfolio on pages 102-107 and Note 12 of JPMorgan Chase’s 2017 Annual Report. For further information on lending-related commitments, see Note 20 and Note 27 of JPMorgan Chase’s 2017 Annual Report.
The following table presents consumer credit-related information with respect to the credit portfolio held by CCB, prime mortgage and home equity loans held by AWM, and prime mortgage loans held by Corporate. For further information about the Firm’s nonaccrual and charge-off accounting policies, see Note 12 of JPMorgan Chase’s 2017 Annual Report.

Consumer credit portfolio
					Three months ended March 31,
(in millions, except ratios)	Credit exposure		Nonaccrual loans(i)(j)		Net charge-offs(d)(k)(l)		Average annual net charge-off rate(d)(k)(l)
	Mar 31, 2018	Dec 31, 2017	Mar 31, 2018	Dec 31, 2017	2018	2017	2018	2017
Consumer, excluding credit card
Loans, excluding PCI loans and loans held-for-sale
Residential mortgage	$220,048	$216,496	$2,240	$2,175	$—	$3	—%	0.01%
Home equity	31,792	33,450	1,585	1,610	17	49	0.21	0.52
Auto(a)(b)	66,042	66,242	127	141	76	81	0.47	0.50
Consumer & Business Banking(b)(c)	25,856	25,789	274	283	53	57	0.83	0.95
Student(d)	—	—	—	—	—	498	—	NM
Total loans, excluding PCI loans and loans held-for-sale	343,738	341,977	4,226	4,209	146	688	0.17	0.84
Loans – PCI
Home equity	10,332	10,799	NA	NA	NA	NA	NA	NA
Prime mortgage	6,259	6,479	NA	NA	NA	NA	NA	NA
Subprime mortgage	2,549	2,609	NA	NA	NA	NA	NA	NA
Option ARMs(e)	10,365	10,689	NA	NA	NA	NA	NA	NA
Total loans – PCI	29,505	30,576	NA	NA	NA	NA	NA	NA
Total loans – retained	373,243	372,553	4,226	4,209	146	688	0.16	0.76
Loans held-for-sale	152	128	34	—	—	—	—	—
Total consumer, excluding credit card loans	373,395	372,681	4,260	4,209	146	688	0.16	0.76
Lending-related commitments(f)	49,516	48,553
Receivables from customers(g)	141	133
Total consumer exposure, excluding credit card	423,052	421,367
Credit card
Loans retained(h)	140,348	149,387	—	—	1,170	993	3.32	2.94
Loans held-for-sale	66	124	—	—	—	—	—	—
Total credit card loans	140,414	149,511	—	—	1,170	993	3.32	2.94
Lending-related commitments(f)	588,232	572,831
Total credit card exposure	728,646	722,342
Total consumer credit portfolio	$1,151,698	$1,143,709	$4,260	$4,209	$1,316	$1,681	1.04%	1.35%
Memo: Total consumer credit portfolio, excluding PCI	$1,122,193	$1,113,133	$4,260	$4,209	$1,316	$1,681	1.10%	1.46%

(a)
At March 31, 2018, and December 31, 2017, excluded operating lease assets of $18.0 billion and $17.1 billion, respectively. These operating lease assets are included in other assets on the Firm’s Consolidated balance sheets. The risk of loss on these assets relates to the residual value of the leased vehicles, which is managed through projection of the lease residual value at lease origination, periodic review of residual values, and through arrangements with certain auto manufacturers that mitigates this risk.

(b)
Includes certain business banking and auto dealer risk-rated loans that apply the wholesale methodology for determining the allowance for loan losses; these loans are managed by CCB, and therefore, for consistency in presentation, are included within the consumer portfolio.

(c)	Predominantly includes Business Banking loans.

(d)
For the three months ended March 31, 2017, excluding net charge-offs of $467 million related to the student loan portfolio sale, the net charge-off rate for Total consumer, excluding credit card and PCI loans and loans held-for-sale would have been 0.27%; Total consumer – retained excluding credit card loans would have been 0.24%; Total consumer credit portfolio would have been 0.98%; and Total consumer credit portfolio, excluding PCI loans would have been 1.05%.

(e)
At March 31, 2018, and December 31, 2017, approximately 70% and 68%, respectively, of the PCI option adjustable rate mortgage (“ARM”) portfolio has been modified into fixed-rate, fully amortizing loans.

(f)
Credit card and home equity lending-related commitments represent the total available lines of credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit would be used at the same time. For credit card and home equity commitments (if certain conditions are met), the Firm can reduce or cancel these lines of credit by providing the borrower notice or, in some cases as permitted by law, without notice. For further information, see Note 20.

(g)
Receivables from customers represent held-for-investment margin loans to brokerage customers that are collateralized through assets maintained in the clients’ brokerage accounts. These receivables are reported within accrued interest and accounts receivable on the Firm’s Consolidated balance sheets.

(h)	Includes billed interest and fees net of an allowance for uncollectible interest and fees.

(i)
At March 31, 2018 and December 31, 2017, nonaccrual loans excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $4.0 billion and $4.3 billion, respectively. These amounts have been excluded from nonaccrual loans based upon the government guarantee. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status, as permitted by regulatory guidance issued by the FFIEC.

(j)	Excludes PCI loans. The Firm is recognizing interest income on each pool of PCI loans as each of the pools is performing.

(k)
Net charge-offs and the net charge-off rates excluded write-offs in the PCI portfolio of $20 million and $24 million for the three months ended March 31, 2018 and 2017, respectively. These write-offs decreased the allowance for loan losses for PCI loans. See Allowance for Credit Losses on pages 57–59 for further details.

(l)
Average consumer loans held-for-sale were $234 million and $302 million for the three months ended March 31, 2018 and 2017, respectively. These amounts were excluded when calculating net charge-off rates.

Consumer, excluding credit card
Portfolio analysis
Consumer loan balances increased from December 31, 2017 predominantly due to originations of high-quality prime mortgage loans that have been retained on the balance sheet, largely offset by paydowns and the charge-off or liquidation of delinquent loans.
PCI loans are excluded from the following discussions of individual loan products and are addressed separately below. For further information about the Firm’s consumer portfolio, including information about delinquencies, loan modifications and other credit quality indicators, see Note 11 of this Form 10-Q.
Residential mortgage: The residential mortgage portfolio predominantly consists of high-quality prime mortgage loans, with a small component consisting of subprime mortgage loans (approximately 1%). These subprime mortgage loans continue to run off and are performing in line with expectations. The residential mortgage portfolio, including loans held-for-sale, increased from December 31, 2017 as the amount of retained originations of primarily high-quality prime mortgage loans exceeded paydowns. Residential mortgage 30+ day delinquencies decreased from December 31, 2017. Nonaccrual loans increased from December 31, 2017 due to the impact of recent hurricanes. Net charge-offs for the three months ended March 31, 2018 declined when compared with the same period of the prior year, reflecting continued improvement in home prices and delinquencies.
At March 31, 2018, and December 31, 2017, the Firm’s residential mortgage portfolio, including loans held-for-sale, included $8.7 billion and $8.6 billion, respectively, of mortgage loans insured and/or guaranteed by U.S. government agencies, of which $5.7 billion and $6.2 billion, respectively, were 30 days or more past due (of these past due loans, $4.0 billion and $4.3 billion, respectively, were 90 days or more past due). The Firm monitors its exposure to certain potential unrecoverable claim payments related to government-insured loans and considers this exposure in estimating the allowance for loan losses.
At both March 31, 2018, and December 31, 2017, the Firm’s residential mortgage portfolio included $20.2 billion of interest-only loans. These loans have an interest-only payment period generally followed by an adjustable-rate or fixed-rate fully amortizing payment period to maturity and are typically originated as higher-balance loans to higher-income borrowers. To date, losses on this portfolio generally have been consistent with the broader residential mortgage portfolio. The Firm continues to monitor the risks associated with these loans.

Home equity: The home equity portfolio declined from December 31, 2017 primarily reflecting loan paydowns. The amount of 30+ day delinquencies decreased from December 31, 2017. Nonaccrual loans decreased from December 31, 2017 primarily as a result of loss mitigation activities. Net charge-offs for the three months ended March 31, 2018 declined when compared with the same period of the prior year, as a result of lower loan balances and continued improvement in home prices and delinquencies.
At March 31, 2018, approximately 90% of the Firm’s home equity portfolio consisted of home equity lines of credit (“HELOCs”) and the remainder consisted of home equity loans (“HELOANs”). The carrying value of HELOCs outstanding was $28 billion at March 31, 2018. This amount included $13 billion of HELOCs that have recast from interest-only to fully amortizing payments or have been modified and $5 billion of interest-only balloon HELOCs, which primarily mature after 2030. The Firm manages the risk of HELOCs during their revolving period by closing or reducing the undrawn line to the extent permitted by law when borrowers are exhibiting a material deterioration in their credit risk profile.
The Firm monitors risks associated with junior lien loans where the borrower has a senior lien loan that is either delinquent or has been modified. These loans are considered “high-risk seconds” and are classified as nonaccrual as they are considered to pose a higher risk of default than other junior lien loans. The carrying value of high-risk seconds was not materially different from December 31, 2017.
For further information on the Firm’s home equity portfolio, see Note 11 of this Form 10-Q and Consumer Credit Portfolio on pages 102-107 of JPMorgan Chase’s 2017 Annual Report.
Auto: The auto loan portfolio, which predominantly consists of prime-quality loans, was relatively flat when compared with December 31, 2017, as paydowns and the charge-off or liquidation of delinquent loans were offset by new originations. Nonaccrual loans decreased from December 31, 2017. Net charge-offs for the three months ended March 31, 2018 decreased when compared with the same period in the prior year.

Consumer & Business Banking: Consumer & Business Banking loans were relatively flat when compared with December 31, 2017, as growth due to loan originations was offset by paydowns and the charge-off or liquidation of delinquent loans. Nonaccrual loans decreased from December 31, 2017. Net charge-offs for the three months ended March 31, 2018 decreased when compared with the same period in the prior year.
Purchased credit-impaired loans: PCI loans decreased from December 31, 2017 as the portfolio continues to run off. As of March 31, 2018, approximately 11% of the option ARM PCI loans were delinquent and approximately 70% of the portfolio had been modified into fixed-rate, fully amortizing loans. The borrowers for substantially all of the remaining loans are making amortizing payments, although such payments are not necessarily fully amortizing. This latter group of loans is subject to the risk of payment shock due to future payment recast. Default rates generally increase on option ARM loans when payment recast results in a payment increase. The expected increase in default rates is considered in the Firm’s quarterly impairment assessment.
The following table provides a summary of lifetime principal loss estimates included in either the nonaccretable difference or the allowance for loan losses.

Summary of PCI loans lifetime principal loss estimates
	Lifetime loss estimates(a)		Life-to-date liquidation losses(b)
(in billions)	Mar 31, 2018	Dec 31, 2017	Mar 31, 2018	Dec 31, 2017
Home equity	$14.1	$14.2	$12.9	$12.9
Prime mortgage	4.1	4.0	3.8	3.8
Subprime mortgage	3.3	3.3	3.1	3.1
Option ARMs	10.3	10.0	9.8	9.7
Total	$31.8	$31.5	$29.6	$29.5

(a)
Includes the original nonaccretable difference established in purchase accounting of $30.5 billion for principal losses plus additional principal losses recognized subsequent to acquisition through the provision and allowance for loan losses. The remaining nonaccretable difference for principal losses was $764 million and $842 million at March 31, 2018, and December 31, 2017, respectively.

(b)	Represents both realization of loss upon loan resolution and any principal forgiven upon modification.

Geographic composition of residential real estate loans
For information on the geographic composition of the Firm’s residential real estate loans, see Note 11.
Current estimated loan-to-value ratio of residential real estate loans
Average current estimated loan-to-value (“LTV”) ratios
have declined consistent with recent improvements in home prices, customer pay downs, and charge-offs or liquidations of higher LTV loans. For further information on current estimated LTVs on residential real estate loans, see Note 11.
Loan modification activities for residential real estate loans
The performance of modified loans generally differs by product type due to differences in both the credit quality and the types of modifications provided. The performance of modifications completed under both the U.S. Government’s Home Affordable Modification Program (“HAMP”) and the Firm’s proprietary modification programs (primarily the Firm’s modification program that was modeled after HAMP), as measured through cumulative redefault rates, was not materially different from December 31, 2017. For further information on the Firm’s cumulative redefault rates see Consumer Credit Portfolio on pages 102-107 of JPMorgan Chase’s 2017 Annual Report.
Certain loans that were modified under HAMP and the Firm’s proprietary modification programs have interest rate reset provisions (“step-rate modifications”). Interest rates on these loans generally began to increase commencing in 2014 by 1% per year, and will continue to do so, until the rate reaches a specified cap. The cap on these loans is typically at a prevailing market interest rate for a fixed-rate mortgage loan as of the modification date. At March 31, 2018, the carrying value of non-PCI loans and the unpaid principal balance of PCI loans modified in step-rate modifications, which have not yet met their specified caps, were $3 billion and $6 billion, respectively. The Firm continues to monitor this risk exposure and the impact of these potential interest rate increases is considered in the Firm’s allowance for loan losses.

The following table presents information as of March 31, 2018, and December 31, 2017, relating to modified retained residential real estate loans for which concessions have been granted to borrowers experiencing financial difficulty. For further information on modifications for the three months ended March 31, 2018 and 2017, see
Note 11.

Modified residential real estate loans
	March 31, 2018		December 31, 2017
(in millions)	Retained loans	Non-accrual retained loans(d)	Retained loans	Non-accrual retained loans(d)
Modified residential real estate loans, excluding PCI loans(a)(b)
Residential mortgage	$5,545	$1,796	$5,620	$1,743
Home equity	2,113	1,057	2,118	1,032
Total modified residential real estate loans, excluding PCI loans	$7,658	$2,853	$7,738	$2,775
Modified PCI loans(c)
Home equity	$2,236	NA	$2,277	NA
Prime mortgage	4,381	NA	4,490	NA
Subprime mortgage	2,628	NA	2,678	NA
Option ARMs	8,075	NA	8,276	NA
Total modified PCI loans	$17,320	NA	$17,721	NA

(a)	Amounts represent the carrying value of modified residential real estate loans.

(b)
At March 31, 2018, and December 31, 2017, $4.2 billion and $3.8 billion, respectively, of loans modified subsequent to repurchase from Ginnie Mae in accordance with the standards of the appropriate government agency (i.e., Federal Housing Administration (“FHA”), U.S. Department of Veterans Affairs (“VA”), Rural Housing Service of the U.S. Department of Agriculture (“RHS”)) are not included in the table above. When such loans perform subsequent to modification in accordance with Ginnie Mae guidelines, they are generally sold back into Ginnie Mae loan pools. Modified loans that do not re-perform become subject to foreclosure. For additional information about sales of loans in securitization transactions with Ginnie Mae, see Note 13.

(c)	Amounts represent the unpaid principal balance of modified PCI loans.

(d)
At March 31, 2018, and December 31, 2017, nonaccrual loans included $2.3 billion and $2.2 billion, respectively, of troubled debt restructurings (“TDRs”) for which the borrowers were less than 90 days past due. For additional information about loans modified in a TDR that are on nonaccrual status, see Note 11.

Nonperforming assets
The following table presents information as of March 31, 2018, and December 31, 2017, about consumer, excluding credit card, nonperforming assets.

Nonperforming assets(a)
(in millions)	March 31, 2018	December 31, 2017
Nonaccrual loans(b)
Residential real estate	$3,859	$3,785
Other consumer	401	424
Total nonaccrual loans	4,260	4,209
Assets acquired in loan satisfactions
Real estate owned	224	225
Other	33	40
Total assets acquired in loan satisfactions	257	265
Total nonperforming assets	$4,517	$4,474

(a)
At March 31, 2018, and December 31, 2017, nonperforming assets excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $4.0 billion and $4.3 billion, respectively, and REO insured by U.S. government agencies of $94 million and $95 million, respectively. These amounts have been excluded based upon the government guarantee.

(b)
Excludes PCI loans, which are accounted for on a pool basis. Since each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, the past-due status of the pools, or that of individual loans within the pools, is not meaningful. The Firm is recognizing interest income on each pool of loans as each of the pools is performing.

Nonaccrual loans in the residential real estate portfolio at March 31, 2018 increased to $3.9 billion from $3.8 billion at December 31, 2017, of which 28% and 26% were greater than 150 days past due, respectively. In the aggregate, the unpaid principal balance of residential real estate loans greater than 150 days past due was charged down by approximately 35% and 40% to the estimated net realizable value of the collateral at March 31, 2018, and December 31, 2017, respectively.
Nonaccrual loans: The following table presents changes in consumer, excluding credit card, nonaccrual loans for the three months ended March 31, 2018 and 2017.

Nonaccrual loan activity
Three months ended March 31, (in millions)	2018	2017
Beginning balance	$4,209	$4,820
Additions	911	877
Reductions:
Principal payments and other(a)	340	447
Charge-offs	140	232
Returned to performing status	309	388
Foreclosures and other liquidations	71	81
Total reductions	860	1,148
Net changes	51	(271)
Ending balance	$4,260	$4,549

(a)	Other reductions includes loan sales.
Active and suspended foreclosure: For information on loans that were in the process of active or suspended foreclosure, see Note 11.

Credit card
Total credit card loans decreased from December 31, 2017 due to seasonality. The March 31, 2018 30+ day delinquency rate increased to 1.82% from 1.80% at December 31, 2017, while the March 31, 2018 90+ day delinquency rate increased to 0.95% from 0.92% at December 31, 2017, in line with expectations. Net charge-offs increased for the three months ended March 31, 2018 when compared with the same period in the prior year primarily due to growth in newer vintages which, as anticipated, have higher loss rates than the more seasoned portion of the portfolio. The credit card portfolio continues to reflect a largely well-seasoned portfolio that has strong U.S. geographic diversification. For further information on the geographic and FICO composition of the Firm’s credit card loans, see Note 11.
Consistent with the Firm’s policy, all credit card loans typically remain on accrual status until charged off. However, the Firm establishes an allowance, which is offset against loans and charged to interest income, for the estimated uncollectible portion of accrued and billed interest and fee income.
Modifications of credit card loans
At both March 31, 2018 and December 31, 2017, the Firm had $1.2 billion of credit card loans outstanding that have been modified in TDRs. These balances included both credit card loans with modified payment terms and credit card loans that reverted back to their pre-modification payment terms because the cardholder did not comply with the modified payment terms.
For additional information about loan modification programs to borrowers, see Note 11.

WHOLESALE CREDIT PORTFOLIO
In its wholesale businesses, the Firm is exposed to credit risk primarily through its underwriting, lending, market-making, and hedging activities with and for clients and counterparties, as well as through various operating services (such as cash management and clearing activities), securities financing activities and cash placed with banks. A portion of the loans originated or acquired by the Firm’s wholesale businesses is generally retained on the balance sheet. The Firm distributes a significant percentage of the loans it originates into the market as part of its syndicated loan business and to manage portfolio concentrations and credit risk.
The credit quality of the wholesale portfolio was stable for the three months ended March 31, 2018, characterized by low levels of criticized exposure, nonaccrual loans and charge-offs. See industry discussion on pages 52–54 for further information. The increase in retained loans was predominantly driven by increased utilization of credit lines and new originations in CIB, and higher loans to Private Banking clients in AWM. Discipline in underwriting across all areas of lending continues to be a key point of focus. The wholesale portfolio is actively managed, in part by conducting ongoing, in-depth reviews of client credit quality and transaction structure inclusive of collateral where applicable, and of industry, product and client concentrations.

In the following tables, the Firm’s wholesale credit portfolio includes exposure held in CIB, CB, AWM and Corporate, and excludes all exposure managed by CCB.

Wholesale credit portfolio
	Credit exposure		Nonperforming(c)
(in millions)	Mar 31, 2018	Dec 31, 2017	Mar 31, 2018	Dec 31, 2017
Loans retained	$412,020	$402,898	$1,594	$1,734
Loans held-for-sale	5,687	3,099	29	—
Loans at fair value	2,908	2,508	—	—
Loans	420,615	408,505	1,623	1,734
Derivative receivables	56,914	56,523	132	130
Receivables from customers and other(a)	27,855	26,139	—	—
Total wholesale credit-related assets	505,384	491,167	1,755	1,864
Lending-related commitments	384,275	370,098	746	731
Total wholesale credit exposure	$889,659	$861,265	$2,501	$2,595
Credit derivatives used in credit portfolio management activities(b)	$(16,366)	$(17,609)	$—	$—
Liquid securities and other cash collateral held against derivatives	(14,610)	(16,108)	NA	NA

(a)
Receivables from customers and other include $27.8 billion and $26.0 billion of held-for-investment margin loans at March 31, 2018, and December 31, 2017, respectively, to prime brokerage customers in CIB Prime Services and in AWM; these are classified in accrued interest and accounts receivable on the Consolidated balance sheets.

(b)
Represents the net notional amount of protection purchased and sold through credit derivatives used to manage both performing and nonperforming wholesale credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. For additional information, see Credit derivatives on page 56, and Note 4.

(c)	Excludes assets acquired in loan satisfactions.

The following tables present the maturity and ratings profiles of the wholesale credit portfolio as of March 31, 2018, and December 31, 2017. The ratings scale is based on the Firm’s internal risk ratings, which generally correspond to the ratings assigned by S&P and Moody’s. For additional information on wholesale loan portfolio risk ratings, see Note 12 of JPMorgan Chase’s 2017 Annual Report.

Wholesale credit exposure – maturity and ratings profile
	Maturity profile(d)				Ratings profile
	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
March 31, 2018 (in millions, except ratios)					AAA/Aaa to BBB-/Baa3	BB+/Ba1 & below
Loans retained	$128,122	$180,981	$102,917	$412,020	$316,805	$95,215	$412,020	77%
Derivative receivables				56,914			56,914
Less: Liquid securities and other cash collateral held against derivatives				(14,610)			(14,610)
Total derivative receivables, net of all collateral	12,419	10,476	19,409	42,304	34,561	7,743	42,304	82
Lending-related commitments	87,266	287,962	9,047	384,275	284,335	99,940	384,275	74
Subtotal	227,807	479,419	131,373	838,599	635,701	202,898	838,599	76
Loans held-for-sale and loans at fair value(a)				8,595			8,595
Receivables from customers and other				27,855			27,855
Total exposure – net of liquid securities and other cash collateral held against derivatives				$875,049			$875,049
Credit derivatives used in credit portfolio management activities(b)(c)	$(2,020)	$(7,610)	$(6,736)	$(16,366)	$(13,743)	$(2,623)	$(16,366)	84%

	Maturity profile(d)				Ratings profile
	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
December 31, 2017 (in millions, except ratios)					AAA/Aaa to BBB-/Baa3	BB+/Ba1 & below
Loans retained	$121,643	$177,033	$104,222	$402,898	$311,681	$91,217	$402,898	77%
Derivative receivables				56,523			56,523
Less: Liquid securities and other cash collateral held against derivatives				(16,108)			(16,108)
Total derivative receivables, net of all collateral	9,882	10,463	20,070	40,415	32,373	8,042	40,415	80
Lending-related commitments	80,273	275,317	14,508	370,098	274,127	95,971	370,098	74
Subtotal	211,798	462,813	138,800	813,411	618,181	195,230	813,411	76
Loans held-for-sale and loans at fair value(a)				5,607			5,607
Receivables from customers and other				26,139			26,139
Total exposure – net of liquid securities and other cash collateral held against derivatives				$845,157			$845,157
Credit derivatives used in credit portfolio management activities(b)(c)	$(1,807)	$(11,011)	$(4,791)	$(17,609)	$(14,984)	$(2,625)	$(17,609)	85%

(a)	Represents loans held-for-sale, primarily related to syndicated loans and loans transferred from the retained portfolio, and loans at fair value.

(b)	These derivatives do not qualify for hedge accounting under U.S. GAAP.

(c)
The notional amounts are presented on a net basis by underlying reference entity and the ratings profile shown is based on the ratings of the reference entity on which protection has been purchased. Predominantly all of the credit derivatives entered into by the Firm where it has purchased protection used in credit portfolio management activities are executed with investment-grade counterparties.

(d)
The maturity profile of retained loans, lending-related commitments and derivative receivables is based on the remaining contractual maturity. Derivative contracts that are in a receivable position at March 31, 2018, may become payable prior to maturity based on their cash flow profile or changes in market conditions.

Wholesale credit exposure – industry exposures
The Firm focuses on the management and diversification of its industry exposures, and pays particular attention to industries with actual or potential credit concerns. Exposures deemed criticized align with the U.S. banking regulators’ definition of criticized exposures, which consist of the special mention, substandard and doubtful categories. The total criticized component of the portfolio, excluding loans held-for-sale and loans at fair value, was $12.7 billion at March 31, 2018, compared with $15.6 billion at December 31, 2017. The decrease was largely driven by select names within Oil & Gas.
Below are summaries of the Firm’s exposures as of March 31, 2018, and December 31, 2017. For additional information on industry concentrations, see Note 4 of JPMorgan Chase’s 2017 Annual Report.

Wholesale credit exposure – industries(a)
						Selected metrics
						30 days or more past due and accruing loans	Net charge-offs/ (recoveries)	Credit derivative hedges(f)	Liquid securities and other cash collateral held against derivative receivables
			Noninvestment-grade
As of or for the three months ended	Credit exposure(e)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
March 31, 2018
(in millions)
Real Estate	$139,287	$116,914	$21,445	$783	$145	$139	$(13)	$—	$(4)
Consumer & Retail	86,949	56,364	28,130	2,026	429	29	42	(281)	(7)
Technology, Media & Telecommunications	67,592	38,532	27,665	1,362	33	12	—	(941)	(17)
Industrials	60,856	40,339	18,946	1,371	200	113	—	(154)	(11)
Healthcare	55,630	41,483	13,476	642	29	15	(1)	—	(191)
Banks & Finance Cos	47,823	33,255	14,079	485	4	20	—	(1,027)	(2,297)
Oil & Gas	40,860	21,628	16,275	1,979	978	—	7	(636)	(3)
Asset Managers	35,800	30,955	4,826	4	15	11	—	—	(5,587)
Utilities	29,231	24,711	4,157	143	220	—	(1)	(141)	(32)
State & Municipal Govt (b)	26,774	26,186	588	—	—	13	—	(110)	(19)
Central Govt	19,115	18,676	367	72	—	2	—	(9,292)	(1,595)
Chemicals & Plastics	17,523	11,015	6,444	64	—	1	—	—	—
Transportation	16,413	10,486	5,301	543	83	24	(6)	(32)	(100)
Automotive	15,576	9,844	5,445	287	—	7	—	(236)	—
Insurance	14,402	11,702	2,633	—	67	2	—	(37)	(2,559)
Metals & Mining	14,075	7,209	6,461	342	63	1	—	(283)	—
Financial Markets Infrastructure	7,186	6,978	208	—	—	—	—	—	(75)
Securities Firms	4,108	2,704	1,402	2	—	3	—	(272)	(402)
All other(c)	154,009	139,570	14,093	140	206	1,220	(9)	(2,924)	(1,711)
Subtotal	$853,209	$648,551	$191,941	$10,245	$2,472	$1,612	$19	$(16,366)	$(14,610)
Loans held-for-sale and loans at fair value	8,595
Receivables from customers and other	27,855
Total(d)	$889,659

(continued from previous page)
						Selected metrics
						30 days or more past due and accruing loans	Net charge-offs/ (recoveries)	Credit derivative hedges(f)	Liquid securities and other cash collateral held against derivative receivables
			Noninvestment-grade
As of or for the year ended	Credit exposure(e)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
December 31, 2017
(in millions)
Real Estate	$139,409	$115,401	$23,012	$859	$137	$254	$(4)	$—	$(2)
Consumer & Retail	87,679	55,737	29,619	1,791	532	30	34	(275)	(9)
Technology, Media & Telecommunications	59,274	36,510	20,453	2,258	53	14	(12)	(910)	(19)
Industrials	55,272	37,198	16,770	1,159	145	150	(1)	(196)	(21)
Healthcare	55,997	42,643	12,731	585	38	82	(1)	—	(207)
Banks & Finance Cos	49,037	34,654	13,767	612	4	1	6	(1,216)	(3,174)
Oil & Gas	41,317	21,430	14,854	4,046	987	22	71	(747)	(1)
Asset Managers	32,531	28,029	4,484	4	14	27	—	—	(5,290)
Utilities	29,317	24,486	4,383	227	221	—	11	(160)	(56)
State & Municipal Govt(b)	28,633	27,977	656	—	—	12	5	(130)	(524)
Central Govt	19,182	18,741	376	65	—	4	—	(10,095)	(2,520)
Chemicals & Plastics	15,945	11,107	4,764	74	—	4	—	—	—
Transportation	15,797	9,870	5,302	527	98	9	14	(32)	(131)
Automotive	14,820	9,321	5,278	221	—	10	1	(284)	—
Insurance	14,089	11,028	2,981	—	80	1	—	(157)	(2,195)
Metals & Mining	14,171	6,989	6,822	321	39	3	(13)	(316)	(1)
Financial Markets Infrastructure	5,036	4,775	261	—	—	—	—	—	(23)
Securities Firms	4,113	2,559	1,553	1	—	—	—	(274)	(335)
All other(c)	147,900	134,110	13,283	260	247	901	8	(2,817)	(1,600)
Subtotal	$829,519	$632,565	$181,349	$13,010	$2,595	$1,524	$119	$(17,609)	$(16,108)
Loans held-for-sale and loans at fair value	5,607
Receivables from customers and other	26,139
Total(d)	$861,265

(a)
The industry rankings presented in the table as of December 31, 2017, are based on the industry rankings of the corresponding exposures at March 31, 2018, not actual rankings of such exposures at December 31, 2017.

(b)
In addition to the credit risk exposure to states and municipal governments (both U.S. and non-U.S.) at March 31, 2018, and December 31, 2017, noted above, the Firm held: $9.7 billion and $9.8 billion, respectively, of trading securities; $39.5 billion and $32.3 billion, respectively, of AFS securities; and $4.8 billion and 14.4 billion, respectively, of held-to-maturity (“HTM”) securities, issued by U.S. state and municipal governments. For further information, see Note 2 and Note 9.

(c)
All other includes: individuals; SPEs; and private education and civic organizations;  representing approximately 60%, 36%, and 4%, respectively, at March 31, 2018, and 59%, 37%, and 4%, respectively, at December 31, 2017.

(d)
Excludes cash placed with banks of $405.4 billion and $421.0 billion, at March 31, 2018, and December 31, 2017, respectively, which is predominantly placed with various central banks, primarily Federal Reserve Banks.

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

Real Estate
Presented below is additional information on the Real Estate industry to which the Firm has significant exposure.
Real Estate exposure remained flat during the three months ended March 31, 2018 at $139.3 billion. For the three months ended March 31, 2018, the investment-grade percentage of the portfolio was 84%, up from 83% for the year ended December 31, 2017. For further information on Real Estate loans, see Note 11.

	March 31, 2018
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment-grade	% Drawn(c)
Multifamily(a)	$85,077	$45	$85,122	89%	91%
Other	54,034	131	54,165	75	67
Total Real Estate Exposure(b)	139,111	176	139,287	84	82

	December 31, 2017
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment- grade	% Drawn(c)
Multifamily(a)	$84,635	$34	$84,669	89%	92%
Other	54,620	120	54,740	74	66
Total Real Estate Exposure(b)	139,255	154	139,409	83	82

(a)	Multifamily exposure is largely in California.

(b)	Real Estate exposure is predominantly secured; unsecured exposure is predominantly investment-grade.

(c)	Represents drawn exposure as a percentage of credit exposure.

Loans
In the normal course of its wholesale business, the Firm provides loans to a variety of customers, ranging from large corporate and institutional clients to high-net-worth individuals. For a further discussion on loans, including information on credit quality indicators and sales of loans, see Note 11.
The following table presents the change in the nonaccrual loan portfolio for the three months ended March 31, 2018 and 2017.

Wholesale nonaccrual loan activity
Three months ended March 31, (in millions)	2018	2017
Beginning balance	$1,734	$2,063
Additions	313	290
Reductions:
Paydowns and other	182	481
Gross charge-offs	55	24
Returned to performing status	117	103
Sales	70	65
Total reductions	424	673
Net changes	(111)	(383)
Ending balance	$1,623	$1,680
The following table presents net charge-offs/recoveries, which are defined as gross charge-offs less recoveries, for the three months ended March 31, 2018 and 2017. The amounts in the table below do not include gains or losses from sales of nonaccrual loans.

Wholesale net charge-offs/(recoveries)
(in millions, except ratios)	Three months ended March 31,
	2018	2017
Loans – reported
Average loans retained	$404,859	$382,367
Gross charge-offs	65	26
Gross recoveries	(46)	(53)
Net charge-offs/(recoveries)	19	(27)
Net charge-off/(recovery) rate	0.02%	(0.03)%

Lending-related commitments
The Firm uses lending-related financial instruments, such as commitments (including revolving credit facilities) and guarantees, to meet the financing needs of its customers. The contractual amounts of these financial instruments represent the maximum possible credit risk should the counterparties draw down on these commitments or the Firm fulfills its obligations under these guarantees, and the counterparties subsequently fail to perform according to the terms of these contracts. Most of these commitments and guarantees are refinanced, extended, cancelled, or expire without being drawn upon or a default occurring. In the Firm’s view, the total contractual amount of these wholesale lending-related commitments is not representative of the Firm’s expected future credit exposure or funding requirements. For further information on wholesale lending-related commitments, see Note 20 .
Derivative contracts
In the normal course of business, the Firm uses derivative instruments predominantly for market-making activities. Derivatives enable clients to manage exposures to fluctuations in interest rates, currencies and other markets. The Firm also uses derivative instruments to manage its own credit and other market risk exposure. For a further discussion of derivative contracts, see Note 4.
The following table summarizes the net derivative receivables for the periods presented.

Derivative receivables
(in millions)	Derivative receivables
	March 31, 2018	December 31, 2017
Interest rate	$23,778	$24,673
Credit derivatives	1,062	869
Foreign exchange	16,603	16,151
Equity	8,803	7,882
Commodity	6,668	6,948
Total, net of cash collateral	56,914	56,523
Liquid securities and other cash collateral held against derivative receivables(a)	(14,610)	(16,108)
Total, net of collateral	$42,304	$40,415

(a)	Includes collateral related to derivative instruments where an appropriate legal opinion has not been either sought or obtained.
The fair value of derivative receivables reported on the Consolidated balance sheets were $56.9 billion and $56.5 billion at March 31, 2018, and December 31, 2017, respectively.

Derivative receivables represent the fair value of the derivative contracts after giving effect to legally enforceable master netting agreements and cash collateral held by the Firm. However, in management’s view, the appropriate measure of current credit risk should also take into consideration additional liquid securities (primarily U.S. government and agency securities and other group of seven nations (“G7”) government securities) and other cash collateral held by the Firm aggregating $14.6 billion and $16.1 billion at March 31, 2018, and December 31, 2017, respectively, that may be used as security when the fair value of the client’s exposure is in the Firm’s favor.
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

Ratings profile of derivative receivables
	March 31, 2018		December 31, 2017
Rating equivalent (in millions, except ratios)	Exposure net of collateral	% of exposure net of collateral	Exposure net of collateral	% of exposure net of collateral
AAA/Aaa to AA-/Aa3	$11,879	28%	$11,529	29%
A+/A1 to A-/A3	7,665	18	6,919	17
BBB+/Baa1 to BBB-/Baa3	15,017	36	13,925	34
BB+/Ba1 to B-/B3	7,148	17	7,397	18
CCC+/Caa1 and below	595	1	645	2
Total	$42,304	100%	$40,415	100%
As previously noted, the Firm uses collateral agreements to mitigate counterparty credit risk. The percentage of the Firm’s over-the-counter derivatives transactions subject to collateral agreements — excluding foreign exchange spot trades, which are not typically covered by collateral agreements due to their short maturity, and centrally cleared trades that are settled daily — was 88% and 90% at March 31, 2018 and December 31, 2017, respectively.
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
(in millions)	March 31, 2018	December 31, 2017
Credit derivatives used to manage:
Loans and lending-related commitments	$1,723	$1,867
Derivative receivables	14,643	15,742
Credit derivatives used in credit portfolio management activities	$16,366	$17,609

(a)	Amounts are presented net, considering the Firm’s net protection purchased or sold with respect to each underlying reference entity or index.
For further information on credit derivatives and derivatives used in credit portfolio management activities, see Credit derivatives in Note 4 of this Form 10-Q, and Note 5 of JPMorgan Chase’s 2017 Annual Report.

ALLOWANCE FOR CREDIT LOSSES
JPMorgan Chase’s allowance for credit losses covers the retained consumer and wholesale loan portfolios, as well as the Firm’s wholesale and certain consumer lending-related commitments.
For a further discussion of the components of the allowance for credit losses and related management judgments, see Critical Accounting Estimates Used by the Firm on pages 67–69 and Note 12 of this Form 10-Q, and Critical Accounting Estimates Used by the Firm on pages 138–140 and Note 13 of JPMorgan Chase’s 2017 Annual Report.
At least quarterly, the allowance for credit losses is reviewed by the CRO, the CFO and the Controller of the Firm, and reported to the Board of Directors’ Risk Policy Committee (“DRPC”) and Audit Committee. As of March 31, 2018, JPMorgan Chase deemed the allowance for credit losses to be appropriate and sufficient to absorb probable credit losses inherent in the portfolio.

The wholesale allowance for credit losses decreased from December 31, 2017, primarily as a result of a reduction in the allowance for the Oil & Gas portfolio driven by a single name.
The consumer allowance for credit losses was relatively unchanged from December 31, 2017, reflecting stable credit quality trends.
For additional information on the wholesale and consumer credit portfolios, see Wholesale Credit Portfolio on pages 50–56, and Consumer Credit Portfolio on pages 45–49 and Note 11.

Summary of changes in the allowance for credit losses
	2018				2017
Three months ended March 31,	Consumer, excluding credit card	Credit card	Wholesale	Total	Consumer, excluding credit card	Credit card	Wholesale	Total
(in millions, except ratios)
Allowance for loan losses
Beginning balance at January 1,	$4,579	$4,884	$4,141	$13,604	$5,198	$4,034	$4,544	$13,776
Gross charge-offs	284	1,291	65	1,640	847	1,086	26	1,959
Gross recoveries	(138)	(121)	(46)	(305)	(159)	(93)	(53)	(305)
Net charge-offs(a)	146	1,170	19	1,335	688	993	(27)	1,654
Write-offs of PCI loans(b)	20	—	—	20	24	—	—	24
Provision for loan losses	146	1,170	(189)	1,127	442	993	(119)	1,316
Other	1	—	(2)	(1)	(2)	—	1	(1)
Ending balance at March 31,	$4,560	$4,884	$3,931	$13,375	$4,926	$4,034	$4,453	$13,413
Impairment methodology
Asset-specific(c)	$266	$393	$474	$1,133	$300	$373	$249	$922
Formula-based	2,089	4,491	3,457	10,037	2,339	3,661	4,204	10,204
PCI	2,205	—	—	2,205	2,287	—	—	2,287
Total allowance for loan losses	$4,560	$4,884	$3,931	$13,375	$4,926	$4,034	$4,453	$13,413
Allowance for lending-related commitments
Beginning balance at January 1,	$33	$—	$1,035	$1,068	$26	$—	$1,052	$1,078
Provision for lending-related commitments	—	—	38	38	—	—	(1)	(1)
Other	—	—	1	1	—	—	—	—
Ending balance at March 31,	$33	$—	$1,074	$1,107	$26	$—	$1,051	$1,077
Impairment methodology
Asset-specific	$—	$—	$167	$167	$—	$—	$228	$228
Formula-based	33	—	907	940	26	—	823	849
Total allowance for lending-related commitments(d)	$33	$—	$1,074	$1,107	$26	$—	$1,051	$1,077
Total allowance for credit losses	$4,593	$4,884	$5,005	$14,482	$4,952	$4,034	$5,504	$14,490
Memo:
Retained loans, end of period	$373,243	$140,348	$412,020	$925,611	$360,583	$134,917	$386,370	$881,870
Retained loans, average	372,739	142,830	404,859	920,428	366,098	137,112	382,367	885,577
PCI loans, end of period	29,505	—	3	29,508	34,385	—	3	34,388
Credit ratios
Allowance for loan losses to retained loans	1.22%	3.48%	0.95%	1.44%	1.37%	2.99%	1.15%	1.52%
Allowance for loan losses to retained nonaccrual loans(e)	108	NM	247	230	112	NM	283	225
Allowance for loan losses to retained nonaccrual loans excluding credit card	108	NM	247	146	112	NM	283	157
Net charge-off rates(a)	0.16	3.32	0.02	0.59	0.76	2.94	(0.03)	0.76
Credit ratios, excluding residential real estate PCI loans
Allowance for loan losses to retained loans	0.69	3.48	0.95	1.25	0.81	2.99	1.15	1.31
Allowance for loan losses to retained nonaccrual loans(e)	56	NM	247	192	60	NM	283	187
Allowance for loan losses to retained nonaccrual loans excluding credit card	56	NM	247	108	60	NM	283	119
Net charge-off rates(a)	0.17%	3.32%	0.02%	0.61%	0.84%	2.94%	(0.03)%	0.79%
Note: In the table above, the financial measures which exclude the impact of PCI loans are non-GAAP financial measures.

(a)
For the three months ended March 31, 2017, excluding net charge-offs of $467 million related to the student loan portfolio sale, the net charge-off rate for Consumer, excluding credit card would have been 0.24%; total Firm would have been 0.54%; Consumer, excluding credit card and PCI loans would have been 0.27%; and total Firm, excluding PCI would have been 0.57%.

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

(d)	The allowance for lending-related commitments is reported in accounts payable and other liabilities on the Consolidated balance sheets.

(e)	The Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.

Provision for credit losses
The following table presents the components of the Firm’s provision for credit losses:

	Three months ended March 31,
	Provision for loan losses		Provision for lending-related commitments		Total provision for credit losses
(in millions)	2018	2017	2018	2017	2018	2017
Consumer, excluding credit card	$146	$442	$—	$—	$146	$442
Credit card	1,170	993	—	—	1,170	993
Total consumer	1,316	1,435	—	—	1,316	1,435
Wholesale	(189)	(119)	38	(1)	(151)	(120)
Total	$1,127	$1,316	$38	$(1)	$1,165	$1,315
Quarterly discussion
The provision for credit losses decreased as a result of:

•
a net $170 million reduction in the wholesale allowance for credit losses, primarily in the Oil & Gas portfolio driven by a single name, compared with a reduction of $93 million in the prior year primarily for Oil & Gas

•	and in consumer

–
$102 million of higher net charge-offs primarily in the credit card portfolio due to seasoning of newer vintages, in line with expectations, partially offset by a decrease in net charge-offs in the residential real estate portfolio, reflecting continued improvement in home prices and delinquencies, and

–	the absence of a $218 million write-down recorded in the prior year in connection with the sale of the student loan portfolio.

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
Investment securities risk
Investment securities risk includes the exposure associated with a default in the payment of principal and interest. This risk is minimized given that Treasury and CIO generally invest in high-quality securities. At March 31, 2018, the investment securities portfolio was $236.7 billion, and the average credit rating of the securities comprising the portfolio was AA+ (based upon external ratings where available and where not available, based primarily upon internal ratings that correspond to ratings as defined by S&P and Moody’s). For further information on the investment securities portfolio, see Corporate segment results on page 29 and Note 9. For further information on the market risk inherent in the portfolio, see Market Risk Management on pages 61–65. For further information on related liquidity risk, see Liquidity Risk on pages 38–42.

Principal investment risk
Principal investments are typically private non-traded financial instruments representing ownership or other forms of junior capital. Principal investments cover multiple asset classes and are made either in stand-alone investing businesses or as part of a broader business platform. Increasingly, new principal investments are made to enhance or accelerate LOB strategic business initiatives. The Firm’s principal investments are managed by the various LOBs and are reflected within the respective LOB financial results. Effective January 1, 2018, the Firm adopted new accounting guidance related to the recognition and measurement of financial assets. The adoption of the guidance resulted in $505 million of fair value gains on certain equity investments previously held at cost in the principal investment portfolios. For additional information, see Note 1.
As of March 31, 2018 and December 31, 2017, the aggregate carrying values of the principal investment portfolios were $20.4 billion and $19.5 billion, respectively, which included tax-oriented investments (e.g., affordable housing and alternative energy investments) of $13.6 billion and $14.0 billion, respectively, and private equity, various debt and equity instruments, and real assets of $6.8 billion and $5.5 billion, respectively.
For a discussion of the Firm’s Investment Portfolio Risk Management governance and oversight, see page 120 of JPMorgan Chase’s 2017 Annual Report.

MARKET RISK MANAGEMENT
Market risk is the risk associated with the effect of changes in market factors such as interest and foreign exchange rates, equity and commodity prices, credit spreads or implied volatilities, on the value of assets and liabilities held for both the short and long term. For a discussion of the Firm’s Market Risk Management organization, tools used to measure risk, risk monitoring and control and risk identification and classification, see Market Risk Management on pages 121-128 of JPMorgan Chase’s 2017 Annual Report.
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
For certain products, specific risk parameters are not captured in VaR due to the lack of inherent liquidity and availability of appropriate historical data. The Firm uses proxies to estimate the VaR for these and other products when daily time series are not available. It is likely that using an actual price-based time series for these products, if available, would affect the VaR results presented. The Firm therefore considers other measures such as stress testing and nonstatistical measures, in addition to VaR, to capture and manage its market risk positions. For further information, see Other risk measures on pages 126-128 of JPMorgan Chase’s 2017 Annual Report.

The Firm’s VaR model calculations are periodically evaluated and enhanced in response to changes in the composition of the Firm’s portfolios, changes in market conditions, improvements in the Firm’s modeling techniques and measurements, and other factors. Such changes may affect historical comparisons of VaR results. For information regarding model reviews and approvals, see Estimations and Model Risk Management on page 137 of JPMorgan Chase’s 2017 Annual Report.
The Firm’s Risk Management VaR is calculated assuming a one-day holding period and an expected tail-loss methodology which approximates a 95% confidence level. For risk management purposes, the Firm believes this methodology provides a stable measure of VaR that closely aligns to the day-to-day risk management decisions made by the lines of business, and provides the necessary and appropriate information to respond to risk events on a daily basis. The Firm calculates separately a daily aggregated VaR in accordance with regulatory rules (“Regulatory VaR”), which is used to derive the Firm’s regulatory VaR-based capital requirements under Basel III. For further information regarding the key differences between Risk Management VaR and Regulatory VaR, see page 123 of JPMorgan Chase’s 2017 Annual Report. For additional information on Regulatory VaR and the other components of market risk regulatory capital for the Firm (e.g., VaR-based measure, stressed VaR-based measure and the respective backtesting), see JPMorgan Chase’s Basel III Pillar 3 Regulatory Capital Disclosures reports, which are available on the Firm’s website at:
(http://investor.shareholder.com/jpmorganchase/basel.cfm).

The table below shows the results of the Firm’s Risk Management VaR measure using a 95% confidence level.

Total VaR
	Three months ended
	March 31, 2018						December 31, 2017						March 31, 2017
(in millions)	Avg.		Min		Max		Avg.		Min		Max		Avg.		Min		Max
CIB trading VaR by risk type
Fixed income	$34		$30		$39		$28		$23		$32		$28		$20		$40
Foreign exchange	9		6		15		7		4		12		10		6		16
Equities	17		15		22		14		12		19		11		8		14
Commodities and other	5		4		6		6		5		7		8		5		10
Diversification benefit to CIB trading VaR	(25)	(a)	NM	(b)	NM	(b)	(24)	(a)	NM	(b)	NM	(b)	(34)	(a)	NM	(b)	NM	(b)
CIB trading VaR	40		35	(b)	49	(b)	31		25	(b)	38	(b)	23		14	(b)	34	(b)
Credit portfolio VaR	3		3		4		4		3		6		10		9		12
Diversification benefit to CIB VaR	(3)	(a)	NM	(b)	NM	(b)	(3)	(a)	NM	(b)	NM	(b)	(8)	(a)	NM	(b)	NM	(b)
CIB VaR	40		35	(b)	51	(b)	32		26	(b)	39	(b)	25		17	(b)	38	(b)

CCB VaR	1		1		2		2		1		4		2		1		3
Corporate VaR	12		10		14		9		1		16		2		2		3
Diversification benefit to other VaR	(1)	(a)	NM	(b)	NM	(b)	(1)	(a)	NM	(b)	NM	(b)	(1)	(a)	NM	(b)	NM	(b)
Other VaR	12		10	(b)	14	(b)	10		2	(b)	16	(b)	3		3	(b)	4	(b)
Diversification benefit to CIB and other VaR	(9)	(a)	NM	(b)	NM	(b)	(8)	(a)	NM	(b)	NM	(b)	(3)	(a)	NM	(b)	NM	(b)
Total VaR	$43		$37	(b)	$53	(b)	$34		$26	(b)	$42	(b)	$25		$17	(b)	$37	(b)

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

Quarter over Quarter results
Average total VaR increased by $9 million for the three months ended March 31, 2018 as compared with the prior quarter. The increase reflects higher volatility in the one-year historical look-back period, changes in the exposure profile for the Equities and Fixed Income risk types, and the inclusion of certain equity investments previously held at cost, related to the adoption of the new recognition and measurement accounting guidance. For additional information, see Note 1.

Year over Year results
Average total VaR increased by $18 million for the three months ended March 31, 2018, compared with the same period in the prior year. The increase in average total VaR is primarily due to a change in the exposure profile for the Equities and Fixed Income risk types, the inclusion of a Corporate private equity position that became publicly traded in the fourth quarter of 2017 and certain investments in CIB VaR.
VaR can vary significantly as positions change, market volatility fluctuates, and diversification benefits change.

VaR back-testing
The Firm evaluates the effectiveness of its VaR methodology by back-testing, which compares the daily Risk Management VaR results with the daily gains and losses actually recognized on market-risk related revenue.
The Firm’s definition of market risk-related gains and losses is consistent with the definition used by the banking regulators under Basel III. Under this definition market risk-related gains and losses are defined as: gains and losses on the positions included in the Firm’s Risk Management VaR excluding fees, commissions, certain valuation adjustments (e.g., liquidity and FVA), net interest income, and gains and losses arising from intraday trading.
The following chart compares actual daily market risk-related gains and losses with the Firm’s Risk Management VaR for the three months ended March 31, 2018. As the chart presents market risk-related gains and losses related to those positions included in the Firm’s Risk Management VaR, the results in the table below differ from the results of back-testing disclosed in the Market Risk section of the Firm’s Basel III Pillar 3 Regulatory Capital Disclosures reports, which are based on Regulatory VaR applied to covered positions. The chart shows that for the three months ended March 31, 2018, the Firm observed four VaR back-testing exceptions and posted gains on 40 of the 64 days.
Daily Market Risk-Related Gains and Losses
vs. Risk Management VaR (1-day, 95% Confidence level)
Three months ended March 31, 2018

Market Risk-Related Gains and Losses

Risk Management VaR

January	February	March

Earnings-at-risk
The VaR and sensitivity measures illustrate the economic sensitivity of the Firm’s Consolidated balance sheets to changes in market variables. The effect of interest rate exposure on the Firm’s reported net income is also important as interest rate risk represents one of the Firm’s significant market risks. Interest rate risk arises not only from trading activities but also from the Firm’s traditional banking activities, which include extension of loans and credit facilities, taking deposits and issuing debt. The Firm evaluates its structural interest rate risk exposure through earnings-at-risk, which measures the extent to which changes in interest rates will affect the Firm’s net interest income and interest rate-sensitive fees. For a summary by line of business, identifying positions included in earnings-at-risk, see the table on page 122 of JPMorgan Chase’s 2017 Annual Report.
The Firm generates a baseline for net interest income and certain interest rate-sensitive fees, and then conducts simulations of changes for interest rate-sensitive assets and liabilities denominated in U.S. dollars and other currencies (“non-U.S. dollar” currencies). This simulation primarily includes retained loans, deposits, deposits with banks, investment securities, long term debt and any related interest rate hedges, and excludes other positions in risk management VaR and other sensitivity-based measures as described on page 122 of JPMorgan Chase’s 2017 Annual Report.
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

The Firm’s U.S. dollar sensitivities are presented in the table below.

JPMorgan Chase’s 12-month earnings-at-risk sensitivity profiles
U.S. dollar	Instantaneous change in rates
(in billions)	+200 bps	+100 bps	-100 bps	-200 bps
March 31, 2018	$2.0	$1.3	$(2.6)	NM	(a)
December 31, 2017	$2.4	$1.7	$(3.6)	NM	(a)

(a)	Given the level of market interest rates, these downward parallel earnings-at-risk scenarios are not considered to be meaningful.
The Firm’s sensitivity to rates is largely a result of assets re-pricing at a faster pace than deposits.
The Firm’s net U.S. dollar sensitivities to 200 and 100 basis points instantaneous rate increases each decreased by approximately $400 million, while the Firm’s net U.S. dollar sensitivity to 100 basis points instantaneous decrease in rates decreased by $1 billion when compared to December 31, 2017. The primary driver of these decreases was the updating of the Firm’s baseline to reflect higher interest rates. As higher interest rates are reflected in the Firm’s baselines, our sensitivities to changes in rates are expected to be less significant.
The non-U.S. dollar sensitivities for an instantaneous increase in rates by 200 and 100 basis points results in a 12-month benefit to net interest income of approximately $800 million and $500 million, respectively, at both March 31, 2018 and December 31, 2017. The non-U.S. dollar sensitivity for an instantaneous decrease in rates by 200 and 100 basis points is not material to the Firm’s earnings-at-risk at March 31, 2018 and December 31, 2017.
Separately, another U.S. dollar interest rate scenario used by the Firm — involving a steeper yield curve with long-term rates rising by 100 basis points and short-term rates staying at current levels — results in a 12-month benefit to net interest income of approximately $600 million and $700 million at March 31, 2018 and December 31, 2017, respectively. The increase in net interest income under this scenario reflects the Firm reinvesting at the higher long-term rates, with funding costs remaining unchanged. The results of the comparable non-U.S. dollar scenarios are not material to the Firm at March 31, 2018 and December 31, 2017.

Other sensitivity-based measures
The Firm quantifies the market risk of certain investment and funding activities by assessing the potential impact on net revenue and OCI due to changes in relevant market variables. For additional information on the positions captured in other sensitivity-based measures, please refer to the Risk identification and classification table on page 122 of JPMorgan Chase’s 2017 Annual Report.

The table below represents the potential impact to net revenue or OCI for market risk-sensitive instruments that are not included in VaR or earnings-at-risk. Where appropriate, instruments used for hedging purposes are reported along with the positions being hedged. The sensitivities disclosed in the table below may not be representative of the actual gain or loss that would have been realized at March 31, 2018 and December 31, 2017, as the movement in market parameters across maturities may vary and are not intended to imply management’s expectation of future deterioration in these sensitivities.

Gain/(loss) (in millions)			March 31, 2018	December 31, 2017
Activity	Description	Sensitivity measure

Investment activities
Investment management activities	Consists of seed capital and related hedges; and fund co-investments	10% decline in market value	$(117)	$(110)
Other investments	Consists of private equity and other investments held at fair value	10% decline in market value	(342)	(338)

Funding activities
Non-USD LTD cross-currency basis	Represents the basis risk on derivatives used to hedge the foreign exchange risk on the non-USD LTD(a)	1 basis point parallel tightening of cross currency basis	(9)	(10)
Non-USD LTD hedges foreign currency (“FX”) exposure	Primarily represents the foreign exchange revaluation on the fair value of the derivative hedges(a)	10% depreciation of currency	1	(13)
Derivatives – funding spread risk	Impact of changes in the spread related to derivatives FVA	1 basis point parallel increase in spread	(6)	(6)
Fair value option elected liabilities – funding spread risk	Impact of changes in the spread related to fair value option elected liabilities DVA(a)	1 basis point parallel increase in spread	26	22
Fair value option elected liabilities – interest rate sensitivity	Interest rate sensitivity on fair value option liabilities resulting from a change in the Firm’s own credit spread(a)	1 basis point parallel increase in spread	(1)	(1)

(a)	Impact recognized through OCI.

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
Country Risk Management periodically designs and runs tailored stress scenarios to test vulnerabilities to individual countries or groups of countries in response to specific or potential market events, sector performance concerns and geopolitical risks. These tailored stress results are used to inform potential risk reduction across the firm, as necessary.
For a further discussion of the Firm’s Country Risk Management organization; identification and measurement; stress testing; monitoring and control; and reporting, see pages 129–130 of JPMorgan Chase’s 2017 Annual Report.

The following table presents the Firm’s top 20 exposures by country (excluding the U.S.) as of March 31, 2018. The selection of countries represents the Firm’s largest total exposures by country, based on the Firm’s internal country risk management approach, and does not represent the Firm’s view of any actual or potentially adverse credit conditions. Country exposures may fluctuate from period to period due to client activity and market flows.

Top 20 country exposures (excluding the U.S.)(a)
	March 31, 2018
(in billions)	Lending and deposits(b)	Trading and investing(c)(d)	Other(e)	Total exposure
Germany	$49.1	$12.8	$0.3	$62.2
United Kingdom	28.3	10.9	8.0	47.2
Japan	17.7	5.0	0.3	23.0
France	14.4	5.4	0.3	20.1
China	10.2	7.7	1.1	19.0
Canada	12.8	3.8	0.2	16.8
Switzerland	11.1	1.1	3.4	15.6
India	5.8	7.2	1.3	14.3
Australia	6.0	5.6	0.3	11.9
Luxembourg	9.5	0.8	—	10.3
Netherlands	7.7	1.8	0.6	10.1
Spain	6.4	2.1	0.1	8.6
South Korea	4.3	3.0	0.1	7.4
Brazil	4.6	2.8	—	7.4
Hong Kong	3.6	1.0	1.8	6.4
Singapore	3.3	1.2	1.9	6.4
Mexico	4.3	1.0	—	5.3
Italy	2.8	2.3	0.1	5.2
Saudi Arabia	4.0	0.9	—	4.9
Belgium	2.6	1.8	—	4.4

(a)	Country exposures above reflect 85% of total firmwide non-U.S. exposure.

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
The allowance for credit losses includes a formula-based component, an asset-specific component, and a component related to PCI loans. The determination of each of these components involves significant judgment on a number of matters. For a further discussion of these components, areas of judgment and methodologies used in establishing the Firm’s allowance for credit losses, see pages 117–119, page 138 and Note 13 of JPMorgan Chase’s 2017 Annual Report; and see Allowance for credit losses on pages 57–59 and Note 12 of this Form 10-Q.
As noted in the discussion on page 138 of JPMorgan Chase’s 2017 Annual Report, the Firm’s allowance for credit losses is sensitive to numerous factors, which may differ depending on the portfolio. Changes in economic conditions or in the Firm’s assumptions and estimates could affect its estimate of probable credit losses inherent in the portfolio at the balance sheet date. The Firm uses its best judgment to assess these economic conditions and loss data in estimating the allowance for credit losses and these estimates are subject to periodic refinement based on changes to underlying external or Firm-specific historical data. See Note 12 of this Form 10-Q for further discussion.
To illustrate the potential magnitude of certain alternate judgments, the Firm estimates that changes in the following inputs would have the following effects on the Firm’s modeled credit loss estimates as of March 31, 2018, without consideration of any offsetting or correlated effects of other inputs in the Firm’s allowance for loan losses:

•	A combined 5% decline in housing prices and a 100 basis point increase in unemployment rates from current levels could imply:

◦	an increase to modeled credit loss estimates of approximately $525 million for PCI loans.

◦	an increase to modeled annual credit loss estimates of approximately $100 million for residential real estate loans, excluding PCI loans.

•	For credit card loans, a 100 basis point increase in unemployment rates from current levels could imply an increase to modeled annual credit loss estimates of approximately $850 million.

•
An increase in probability of default (“PD”) factors consistent with a one-notch downgrade in the Firm’s internal risk ratings for its entire wholesale loan portfolio could imply an increase in the Firm’s modeled credit loss estimates of approximately $1.5 billion.

•
A 100 basis point increase in estimated loss given default (“LGD”) for the Firm’s entire wholesale loan portfolio could imply an increase in the Firm’s modeled credit loss estimates of approximately $200 million.

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

March 31, 2018 (in billions, except ratios)	Total assets at fair value	Total level 3 assets
Trading–debt and equity instruments	$355.3	$5.3
Derivative receivables(a)	56.9	6.2
Trading assets	412.2	11.5
AFS debt securities	209.1	0.2
Loans	2.9	0.4
MSRs	6.2	6.2
Other	33.0	1.2
Total assets measured at fair value on a recurring basis	$663.4	$19.5
Total assets measured at fair value on a nonrecurring basis	1.7	0.7
Total assets measured at fair value	$665.1	$20.2
Total Firm assets	$2,609.8
Level 3 assets as a percentage of total Firm assets(a)		0.8%
Level 3 assets as a percentage of total Firm assets at fair value(a)		3.0%

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
In arriving at an estimate of fair value for an instrument within level 3, management must first determine the appropriate valuation technique to use. Second, the lack of observability of certain significant inputs requires management to assess all relevant empirical data in deriving valuation inputs including, for example, transaction details, yield curves, interest rates, prepayment rates, default rates, volatilities, correlations, equity or debt prices, valuations of comparable instruments, foreign exchange rates and credit curves. For a further discussion of the valuation of level 3 instruments, including unobservable inputs used, see Note 2.

For instruments classified in levels 2 and 3, management judgment must be applied to assess the appropriate level of valuation adjustments to reflect counterparty credit quality, the Firm’s creditworthiness, market funding rates, liquidity considerations, unobservable parameters, and for portfolios that meet specified criteria, the size of the net open risk position. The judgments made are typically affected by the type of product and its specific contractual terms, and the level of liquidity for the product or within the market as a whole. For a further discussion of valuation adjustments applied by the Firm see Note 2.
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
Goodwill impairment
Management applies significant judgment when testing goodwill for impairment. The goodwill and other intangible assets associated with each business combination are allocated to the related reporting units for goodwill impairment testing. For a description of the significant valuation judgments associated with goodwill impairment, see Goodwill impairment on pages 139–140 of JPMorgan Chase’s 2017 Annual Report.
For the three months ended March 31, 2018, the Firm reviewed current economic conditions, business performance, the current estimated market cost of equity, and prior projections of business performance for all its businesses. Based upon such reviews, the Firm concluded that the goodwill allocated to its reporting units was not impaired as of March 31, 2018.
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

Credit card rewards liability
JPMorgan Chase offers credit cards with various reward programs which allow cardholders to earn reward points based on their account activity and the terms and conditions of the reward program. Generally, there are no limits on the points that an eligible cardholder can earn, nor do the points expire, and the points can be redeemed for a variety of rewards, including cash (predominantly in the form of account credits), gift cards and travel. The Firm maintains a rewards liability which represents the estimated cost of reward points earned and expected to be redeemed by cardholders. The rewards liability is sensitive to various assumptions, including cost per point and redemption rates for each of the various reward programs, which are evaluated periodically. The liability is accrued as the cardholder earns the benefit and is reduced when the cardholder redeems points. This liability was $4.9 billion at both March 31, 2018 and December 31, 2017 and is recorded in accounts payable and other liabilities on the Consolidated balance sheets.
Income taxes
For a description of the significant assumptions, judgments and interpretations associated with the accounting for income taxes, see Note 1, and Income taxes on page 140 of JPMorgan Chase’s 2017 Annual Report.
Litigation reserves
For a description of the significant estimates and judgments associated with establishing litigation reserves, see Note 22 of this Form 10-Q, and Note 29 of JPMorgan Chase’s 2017 Annual Report.

ACCOUNTING AND REPORTING DEVELOPMENTS

Financial Accounting Standards Board (“FASB”) Standards Adopted since January 1, 2018

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

• Adopted January 1, 2018. • For further information, see Note 1.
Recognition and measurement of financial assets and financial liabilities Issued January 2016
 • Requires that certain equity instruments be measured at fair value, with changes in fair value recognized in earnings.
 • Provides a measurement alternative for equity securities without readily determinable fair values to be measured at cost less impairment (if any), plus or minus observable price changes from an identical or similar investment of the same issuer. Any such price changes are reflected in earnings beginning in the period of adoption.

• Adopted January 1, 2018. • For further information, see Note 1.
Classification of certain cash receipts and cash payments in the statement of cash flows Issued August 2016
 • Provides targeted amendments to the classification of certain cash flows, including the treatment of settlement payments for zero coupon debt instruments and distributions received from equity method investments.

• Adopted January 1, 2018. • The adoption of the guidance had no material impact as the Firm was either in compliance with the amendments or the amounts to which it was applied were immaterial.
Treatment of restricted cash on the statement of cash flows Issued November 2016
 • Requires restricted cash to be combined with unrestricted cash when reconciling the beginning and ending cash balances on the Consolidated statements of cash flows.
 • Requires additional disclosures to supplement the Consolidated statements of cash flows.

• Adopted January 1, 2018. • For further information, see Note 1.

FASB Standards Adopted since January 1, 2018 (continued)

Standard	Summary of guidance	Effects on financial statements

Definition of a business Issued January 2017
 • Narrows the definition of a business and clarifies that, to be considered a business, substantially all of the fair value of the gross assets acquired (or disposed of) may not be concentrated in a single identifiable asset or a group of similar assets.
 • In addition, the definition now requires that a set of activities and assets must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs.

 • Adopted January 1, 2018.
 • The adoption of the guidance had no impact because it is to be applied prospectively. Subsequent to adoption, fewer transactions will be treated as acquisitions or dispositions of a business.

Presentation of net periodic pension cost and net periodic postretirement benefit cost Issued March 2017
 • Requires the service cost component of net periodic pension and postretirement benefit cost to be reported separately in the Consolidated statements of income from the other components (e.g., expected return on assets, interest costs, amortization of gains/losses and prior service costs).

• Adopted January 1, 2018. • For further information, see Note 1.
Premium amortization on purchased callable debt securities Issued March 2017
 • Requires amortization of premiums to the earliest call date on debt securities with call features that are explicit, noncontingent and callable at fixed prices and on preset dates.
 • Does not impact debt securities held at a discount; the discount continues to be amortized to the contractual maturity date.

• Adopted January 1, 2018. • For further information, see Note 1.
Hedge accounting Issued August 2017
 • Aligns the accounting with the economics of the risk management activities.
 • Expands the ability for certain hedges of interest rate risk to qualify for hedge accounting.
 • Allows recognition of ineffectiveness in cash flow hedges and net investment hedges in OCI.
 • Permits an election at adoption to transfer certain investment securities classified as held-to-maturity to available-for-sale.
 • Simplifies hedge documentation requirements.
• Adopted January 1, 2018. • For further information, see Note 1.
Reclassification of certain tax effects from AOCI Issued February 2018	• Permits reclassification of the income tax effects of the TCJA on items within AOCI to retained earnings so that the tax effects of items within AOCI reflect the appropriate tax rate.	• Adopted January 1, 2018. • For further information, see Note 1.

FASB Standards Issued but not yet Adopted

Standard	Summary of guidance	Effects on financial statements

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
 • Expands qualitative and quantitative leasing disclosures.
 • May be adopted using a modified cumulative effect approach wherein the guidance is applied only to existing contracts as of the date of initial application, and to new contracts transacted after that date [, or a cumulative-effect adjustment to retained earnings at the effective date].

 • Required effective date: January 1, 2019.(a)
 • The Firm is in the process of its implementation which includes an evaluation of its leasing activities and certain contracts for embedded leases. As a lessee, the Firm is developing its methodology to estimate the right-of-use assets and lease liabilities, which is based on the present value of lease payments. The Firm expects to recognize lease liabilities and corresponding right-of-use assets (at their present value) related to predominantly all of the $10 billion of future minimum payments required under operating leases as disclosed in Note 28 of JPMorgan Chase’s 2017 Annual Report. However, the population of contracts subject to balance sheet recognition and their initial measurement remains under evaluation. The Firm does not expect material changes to the recognition of operating lease expense in its Consolidated statements of income.
 • The Firm plans to adopt the new guidance on January 1, 2019.

Financial instruments – credit losses Issued June 2016
 • Replaces existing incurred loss impairment guidance and establishes a single allowance framework for financial assets carried at amortized cost, which will reflect management’s estimate of credit losses over the full remaining expected life of the financial assets.
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

 • Required effective date: January 1, 2020.(a)
 • The Firm has established a Firmwide, cross-discipline governance structure, which provides implementation oversight.  The Firm continues to identify key interpretive issues, and is in the process of developing and implementing current expected credit loss models that satisfy the requirements of the new standard.
 • The Firm expects that the new guidance will result in an increase in its allowance for credit losses due to several factors, including:
1. The allowance related to the Firm’s loans and commitments will increase to cover credit losses over the full remaining expected life of the portfolio, and will consider expected future changes in macroeconomic conditions
2. The nonaccretable difference on PCI loans will be recognized as an allowance, which will be offset by an increase in the carrying value of the related loans
3. An allowance will be established for estimated credit losses on non-agency HTM securities
 • The extent of the increase in the allowance is under evaluation, but will depend upon the nature and characteristics of the Firm’s portfolio at the adoption date, and the macroeconomic conditions and forecasts at that date.
 • The Firm plans to adopt the new guidance on January 1, 2020.

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
Item 1A: Risk Factors in JPMorgan Chase’s 2017 Annual Report on Form 10-K for the year ended December 31, 2017.
Any forward-looking statements made by or on behalf of the Firm speak only as of the date they are made, and JPMorgan Chase does not undertake to update any forward-looking statements. The reader should, however, consult any further disclosures of a forward-looking nature the Firm may make in any subsequent Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, or Current Reports on Form 8-K.

JPMorgan Chase & Co.
Consolidated statements of income (unaudited)

	Three months ended March 31,
(in millions, except per share data)	2018	2017
Revenue
Investment banking fees	$1,736	$1,880
Principal transactions	3,952	3,582
Lending- and deposit-related fees	1,477	1,448
Asset management, administration and commissions	4,309	3,877
Investment securities losses	(245)	(3)
Mortgage fees and related income	465	406
Card income	1,275	914
Other income	1,626	771
Noninterest revenue	14,595	12,875
Interest income	17,695	15,042
Interest expense	4,383	2,978
Net interest income	13,312	12,064
Total net revenue	27,907	24,939

Provision for credit losses	1,165	1,315

Noninterest expense
Compensation expense	8,862	8,256
Occupancy expense	888	961
Technology, communications and equipment expense	2,054	1,834
Professional and outside services	2,121	1,792
Marketing	800	713
Other expense	1,355	1,727
Total noninterest expense	16,080	15,283
Income before income tax expense	10,662	8,341
Income tax expense	1,950	1,893
Net income	$8,712	$6,448
Net income applicable to common stockholders	$8,238	$5,975
Net income per common share data
Basic earnings per share	$2.38	$1.66
Diluted earnings per share	2.37	1.65

Weighted-average basic shares	3,458.3	3,601.7
Weighted-average diluted shares	3,479.5	3,630.4
Cash dividends declared per common share	$0.56	$0.50
Effective January 1, 2018, the Firm adopted several new accounting standards. Certain of the new accounting standards were applied retrospectively and, accordingly, prior period amounts were revised. For additional information, see Note 1.
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of comprehensive income (unaudited)

	Three months ended March 31,
(in millions)	2018	2017
Net income	$8,712	$6,448
Other comprehensive income/(loss), after–tax
Unrealized gains/(losses) on investment securities	(1,234)	238
Translation adjustments, net of hedges	27	7
Fair value hedges	(40)	NA
Cash flow hedges	(73)	91
Defined benefit pension and OPEB plans	21	(15)
DVA on fair value option elected liabilities	267	(69)
Total other comprehensive income/(loss), after–tax	(1,032)	252
Comprehensive income	$7,680	$6,700
Effective January 1, 2018, the Firm adopted several new accounting standards. For additional information, see Note 1.
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated balance sheets (unaudited)

(in millions, except share data)	Mar 31, 2018	Dec 31, 2017
Assets
Cash and due from banks	$24,834	$25,898
Deposits with banks	389,978	405,406
Federal funds sold and securities purchased under resale agreements (included $13,523 and $14,732 at fair value)	247,608	198,422
Securities borrowed (included $3,023 and $3,049 at fair value)	116,132	105,112
Trading assets (included assets pledged of $125,957 and $110,061)	412,282	381,844
Investment securities (included $209,146 and $202,225 at fair value and assets pledged of $16,414 and $17,969)	238,188	249,958
Loans (included $2,908 and $2,508 at fair value)	934,424	930,697
Allowance for loan losses	(13,375)	(13,604)
Loans, net of allowance for loan losses	921,049	917,093
Accrued interest and accounts receivable	72,659	67,729
Premises and equipment	14,382	14,159
Goodwill, MSRs and other intangible assets	54,533	54,392
Other assets (included $17,124 and $16,128 at fair value and assets pledged of $1,314 and $1,526)	118,140	113,587
Total assets(a)	$2,609,785	$2,533,600
Liabilities
Deposits (included $20,170 and $21,321 at fair value)	$1,486,961	$1,443,982
Federal funds purchased and securities loaned or sold under repurchase agreements (included $735 and $697 at fair value)	179,091	158,916
Short-term borrowings (included $8,823 and $9,191 at fair value)	62,667	51,802
Trading liabilities	136,537	123,663
Accounts payable and other liabilities (included $9,968 and $9,208 at fair value)	192,295	189,383
Beneficial interests issued by consolidated VIEs (included $7 and $45 at fair value)	21,584	26,081
Long-term debt (included $49,152 and $47,519 at fair value)	274,449	284,080
Total liabilities(a)	2,353,584	2,277,907
Commitments and contingencies (see Notes 20, 21 and 22)
Stockholders’ equity
Preferred stock ($1 par value; authorized 200,000,000 shares; issued 2,606,750 shares)	26,068	26,068
Common stock ($1 par value; authorized 9,000,000,000 shares; issued 4,104,933,895 shares)	4,105	4,105
Additional paid-in capital	89,211	90,579
Retained earnings	183,855	177,676
Accumulated other comprehensive loss	(1,063)	(119)
Shares held in restricted stock units (“RSU”) Trust, at cost (472,953 shares)	(21)	(21)
Treasury stock, at cost (700,156,973 and 679,635,064 shares)	(45,954)	(42,595)
Total stockholders’ equity	256,201	255,693
Total liabilities and stockholders’ equity	$2,609,785	$2,533,600
Effective January 1, 2018, the Firm adopted several new accounting standards. Certain of the new accounting standards were applied retrospectively and, accordingly, prior period amounts were revised. For additional information, see Note 1.

(a)
The following table presents information on assets and liabilities related to VIEs that are consolidated by the Firm at March 31, 2018, and December 31, 2017. The assets of the consolidated VIEs are used to settle the liabilities of those entities. The holders of the beneficial interests generally do not have recourse to the general credit of JPMorgan Chase. The assets and liabilities in the table below include third-party assets and liabilities of consolidated VIEs and exclude intercompany balances that eliminate in consolidation. For a further discussion, see Note 13.

(in millions)	Mar 31, 2018	Dec 31, 2017
Assets
Trading assets	$1,222	$1,449
Loans	57,416	68,995
All other assets	2,410	2,674
Total assets	$61,048	$73,118
Liabilities
Beneficial interests issued by consolidated VIEs	$21,584	$26,081
All other liabilities	348	349
Total liabilities	$21,932	$26,430
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of changes in stockholders’ equity (unaudited)

	Three months ended March 31,
(in millions, except per share data)	2018	2017
Preferred stock
Balance at January 1 and March 31	$26,068	$26,068
Common stock
Balance at January 1 and March 31	4,105	4,105
Additional paid-in capital
Balance at January 1	90,579	91,627
Shares issued and commitments to issue common stock for employee shared-based compensation awards, and related tax effects	(1,307)	(1,087)
Other	(61)	(145)
Balance at March 31	89,211	90,395
Retained earnings
Balance at January 1	177,676	162,440
Cumulative effect of changes in accounting principles	(183)	—
Net income	8,712	6,448
Dividends declared:
Preferred stock	(409)	(412)
Common stock ($0.56 and $0.50 per share)	(1,941)	(1,813)
Balance at March 31	183,855	166,663
Accumulated other comprehensive income/(loss)
Balance at January 1	(119)	(1,175)
Cumulative effect of changes in accounting principles	88	—
Other comprehensive income/(loss)	(1,032)	252
Balance at March 31	(1,063)	(923)
Shares held in RSU Trust, at cost
Balance at January 1 and March 31	(21)	(21)
Treasury stock, at cost
Balance at January 1	(42,595)	(28,854)
Repurchase	(4,671)	(2,832)
Reissuance	1,312	1,262
Balance at March 31	(45,954)	(30,424)
Total stockholders’ equity	$256,201	$255,863
Effective January 1, 2018, the Firm adopted several new accounting standards. For additional information, see Note 1.
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of cash flows (unaudited)

	Three months ended March 31,
(in millions)	2018	2017
Operating activities
Net income	$8,712	$6,448
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	1,165	1,315
Depreciation and amortization	1,797	1,464
Deferred tax (benefit)/expense	(175)	629
Other	951	604
Originations and purchases of loans held-for-sale	(20,010)	(24,594)
Proceeds from sales, securitizations and paydowns of loans held-for-sale	18,300	21,262
Net change in:
Trading assets	(37,231)	(17,654)
Securities borrowed	(11,047)	4,177
Accrued interest and accounts receivable	(5,009)	(7,767)
Other assets	(3,929)	11,826
Trading liabilities	11,855	(11,518)
Accounts payable and other liabilities	(90)	(11,543)
Other operating adjustments	(398)	2,792
Net cash used in operating activities	(35,109)	(22,559)
Investing activities
Net change in:
Federal funds sold and securities purchased under resale agreements	(49,179)	39,380
Held-to-maturity securities:
Proceeds from paydowns and maturities	698	1,193
Purchases	(4,686)	—
Available-for-sale debt securities:
Proceeds from paydowns and maturities	10,785	14,522
Proceeds from sales	16,697	12,751
Purchases	(14,680)	(20,416)
Proceeds from sales and securitizations of loans held-for-investment	4,219	2,251
Other changes in loans, net	(8,226)	(2,545)
All other investing activities, net	(649)	(24)
Net cash provided by/(used in) investing activities	(45,021)	47,112
Financing activities
Net change in:
Deposits	49,429	35,930
Federal funds purchased and securities loaned or sold under repurchase agreements	20,185	17,655
Short-term borrowings	11,029	4,308
Beneficial interests issued by consolidated VIEs	(93)	146
Proceeds from long-term borrowings	19,916	16,538
Payments of long-term borrowings	(31,887)	(26,049)
Treasury stock repurchased	(4,671)	(2,832)
Dividends paid	(2,236)	(2,045)
All other financing activities, net	(1,083)	(46)
Net cash provided by financing activities	60,589	43,605
Effect of exchange rate changes on cash and due from banks and deposits with banks	3,049	2,574
Net (decrease)/increase in cash and due from banks and deposits with banks	(16,492)	70,732
Cash and due from banks and deposits with banks at the beginning of the period	431,304	391,154
Cash and due from banks and deposits with banks at the end of the period	$414,812	$461,886
Cash interest paid	$4,431	$3,195
Cash income taxes paid, net	429	356
Effective January 1, 2018, the Firm adopted several new accounting standards. Certain of the new accounting standards were applied retrospectively and, accordingly, prior period amounts were revised. For additional information, see Note 1.
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

See the Glossary of Terms and Acronyms on pages 156–163 for definitions of terms and acronyms used throughout the Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Note 1 – Basis of presentation
JPMorgan Chase & Co. (“JPMorgan Chase” or “the Firm”), a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the U.S., with operations worldwide. The Firm is a leader in investment banking, financial services for consumers and small businesses, commercial banking, financial transaction processing and asset management. For a further discussion of the Firm’s business segments, see Note 23.
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
These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, and related notes thereto, included in JPMorgan Chase’s 2017 Annual Report.
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
For a further description of JPMorgan Chase’s accounting policies regarding consolidation, see Notes 1 and 14 of JPMorgan Chase’s 2017 Annual Report.

Offsetting assets and liabilities
U.S. GAAP permits entities to present derivative receivables and derivative payables with the same counterparty and the related cash collateral receivables and payables on a net basis on the Consolidated balance sheets when a legally enforceable master netting agreement exists. U.S. GAAP also permits securities financing activities to be presented on a net basis when specified conditions are met, including the existence of a legally enforceable master netting agreement. The Firm has elected to net such balances when the specified conditions are met. For further information on offsetting assets and liabilities, see Note 1 of JPMorgan Chase’s 2017 Annual Report.
Application of U.S. GAAP related to the Tax Cuts and Jobs Act (“TCJA”) SEC Staff Accounting Bulletin No. 118
On December 22, 2017, the TCJA was signed into law and the Firm recorded the estimated impact of the deemed repatriation of the Firm’s unremitted non-U.S. earnings and the remeasurement of deferred taxes under the TCJA. These provisional amounts represent estimates under SEC guidance, which provides a one-year measurement period in which to refine the estimates based on new information or the issuance of interpretative guidance. The Firm anticipates refinements to both calculations as a result of the issuance of future legislative and accounting guidance as well as those in the normal course of business, including true-ups to the tax liability on the tax return as filed and the resolution of tax audits. The Firm considers any legislative or accounting guidance issued as of the balance sheet date when evaluating potential refinements to these estimates. There were no material changes to these estimates as of March 31, 2018.
Accounting standards adopted January 1, 2018
Revenue recognition – revenues from contracts with customers
The adoption of this guidance requires gross presentation of certain costs that were previously offset against revenue. Adoption of the guidance did not result in any material changes in the timing of the Firm’s revenue recognition. This guidance was adopted retrospectively and, accordingly, prior period amounts were revised, which resulted in an increase in both noninterest revenue and noninterest expense. For additional information, see the table on page 80 of this Note, and Note 5.
Recognition and measurement of financial assets and financial liabilities
The adoption of this guidance requires that certain equity instruments be measured at fair value, with changes in fair value recognized in earnings. The guidance also provides an alternative to measure equity securities without readily determinable fair values at cost less impairment (if any), plus or minus observable price changes from an identical or similar investment of the same issuer (the “measurement alternative”). The Firm elected the measurement alternative for its qualifying equity securities and the adoption of the guidance resulted in fair value gains of $505 million in other income in the first quarter of 2018. For additional information, see Notes 2 and 9.
Premium amortization on purchased callable debt securities
The adoption of this guidance requires that premiums be amortized to the earliest call date on certain debt securities. The adoption of this guidance resulted in a cumulative-effect adjustment to retained earnings and AOCI. For additional information, see the table below, and Notes 9 and 17.
Hedge accounting
The adoption of this guidance better aligns hedge accounting with the economics of the Firm’s risk management activities. As permitted by the guidance, the Firm also elected to transfer certain investment securities from HTM to AFS. The adoption of this guidance resulted in a cumulative-effect adjustment to retained earnings and AOCI as a result of the investment securities transfer and the revised guidance for excluded components. For additional information, see the table below, and Notes 4, 9 and 17.
Treatment of restricted cash on the statement of cash flows
The adoption of this guidance requires restricted cash to be combined with unrestricted cash when reconciling the beginning and ending cash balances on the Consolidated statements of cash flows. To align the Consolidated balance sheets with the Consolidated statements of cash flows, the Firm reclassified restricted cash into cash and due from banks or deposits with banks. In addition, for the Firm’s Consolidated statements of cash flows, cash is defined as those amounts included in cash and due from banks and deposits with banks. This guidance was applied retrospectively and, accordingly, prior period amounts have been revised. For additional information, see the table below, and Note 18.
Presentation of net periodic pension cost and net periodic postretirement benefit cost
The adoption of this guidance requires the service cost component of net periodic pension cost to be reported separately in the Consolidated statements of income from the other components of pension cost. This change was adopted retrospectively and, accordingly, prior period amounts were revised, which resulted in an increase in compensation expense and a reduction in other expense. For additional information, see the table below, and Note 7.

Reclassification of certain tax effects from AOCI
The adoption of this guidance permitted the Firm to reclassify the income tax effects of the TCJA on items within AOCI to retained earnings so that the tax effects of items within AOCI reflect the appropriate tax rate. The adoption of this guidance resulted in a cumulative-effect adjustment to retained earnings and AOCI. For additional information, see the table below, and Note 17.
The following tables present the prior period impact to the Consolidated statements of income and the Consolidated balance sheets from the retrospective adoption of the new accounting standards in the first quarter of 2018:

Selected Consolidated statements of income data
Three months ended March 31, 2017 (in millions)	Reported	Revisions(a)	Revised
Revenue
Investment banking fees	$1,817	$63	$1,880
Asset management, administration and commissions	3,677	200	3,877
Other income	770	1	771
Total net revenue	24,675	264	24,939

Noninterest expense
Compensation expense	8,201	55	8,256
Technology, communication and equipment expense	1,828	6	1,834
Professional and outside services	1,543	249	1,792
Other expense	1,773	(46)	1,727
Total noninterest expense	$15,019	$264	$15,283

(a)	Revisions relate to revenue recognition and pension cost guidance.

Selected Consolidated balance sheets data
December 31, 2017 (in millions)	Reported	Revisions(a)	Revised
Assets
Cash and due from banks	$25,827	$71	$25,898
Deposits with banks	404,294	1,112	405,406
Other assets	114,770	(1,183)	113,587
Total assets	$2,533,600	$—	$2,533,600

(a)	Revisions relate to the reclassification of restricted cash.
The following table presents the adjustment to retained earnings and AOCI as a result of the new accounting standards in the first quarter of 2018:

Increase/(decrease) (in millions)	Retained earnings	AOCI
Premium amortization on purchased callable debt securities	$(505)	$261
Hedge accounting	34	115
Reclassification of certain tax effects from AOCI	288	(288)
Total	$(183)	$88

Note 2 – Fair value measurement
For a discussion of the Firm’s valuation methodologies for assets, liabilities and lending-related commitments measured at fair value and the fair value hierarchy, see Note 2 of JPMorgan Chase’s 2017 Annual Report.

The following table presents the assets and liabilities reported at fair value as of March 31, 2018, and December 31, 2017, by major product category and fair value hierarchy.

Assets and liabilities measured at fair value on a recurring basis
	Fair value hierarchy			Derivative netting adjustments

March 31, 2018 (in millions)	Level 1	Level 2	Level 3		Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$13,523	$—	$—	$13,523
Securities borrowed	—	3,023	—	—	3,023
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies(a)	—	34,849	508	—	35,357
Residential – nonagency	—	1,906	55	—	1,961
Commercial – nonagency	—	1,825	14	—	1,839
Total mortgage-backed securities	—	38,580	577	—	39,157
U.S. Treasury and government agencies(a)	35,122	7,350	—	—	42,472
Obligations of U.S. states and municipalities	—	9,004	704	—	9,708
Certificates of deposit, bankers’ acceptances and commercial paper	—	2,281	—	—	2,281
Non-U.S. government debt securities	30,555	34,174	197	—	64,926
Corporate debt securities	—	25,563	306	—	25,869
Loans(b)	—	38,908	2,368	—	41,276
Asset-backed securities	—	3,129	63	—	3,192
Total debt instruments	65,677	158,989	4,215	—	228,881
Equity securities	104,905	429	300	—	105,634
Physical commodities(c)	3,893	1,585	—	—	5,478
Other	—	14,626	698	—	15,324
Total debt and equity instruments(d)	174,475	175,629	5,213	—	355,317
Derivative receivables:
Interest rate	562	301,549	1,761	(280,094)	23,778
Credit	—	22,609	1,118	(22,665)	1,062
Foreign exchange	1,106	164,190	639	(149,332)	16,603
Equity	—	41,424	2,564	(35,185)	8,803
Commodity	—	16,955	165	(10,452)	6,668
Total derivative receivables(e)(f)	1,668	546,727	6,247	(497,728)	56,914
Total trading assets(g)	176,143	722,356	11,460	(497,728)	412,231
Available-for-sale debt securities:
Mortgage-backed securities:
U.S. government agencies(a)	—	67,209	—	—	67,209
Residential – nonagency	—	10,602	1	—	10,603
Commercial – nonagency	—	9,140	—	—	9,140
Total mortgage-backed securities	—	86,951	1	—	86,952
U.S. Treasury and government agencies	25,450	—	—	—	25,450
Obligations of U.S. states and municipalities	—	39,491	—	—	39,491
Certificates of deposit	—	60	—	—	60
Non-U.S. government debt securities	18,148	8,546	—	—	26,694
Corporate debt securities	—	2,268	—	—	2,268
Asset-backed securities:
Collateralized loan obligations	—	19,835	204	—	20,039
Other	—	8,192	—	—	8,192
Total available-for-sale securities	43,598	165,343	205	—	209,146
Loans	—	2,512	396	—	2,908
Mortgage servicing rights	—	—	6,202	—	6,202
Other assets(g)(h)	14,718	441	1,220	—	16,379
Total assets measured at fair value on a recurring basis	$234,459	$907,198	$19,483	$(497,728)	$663,412
Deposits	$—	$16,153	$4,017	$—	$20,170
Federal funds purchased and securities loaned or sold under repurchase agreements	—	735	—	—	735
Short-term borrowings	—	6,698	2,125	—	8,823
Trading liabilities:
Debt and equity instruments(d)	75,154	24,384	50	—	99,588
Derivative payables:
Interest rate	579	271,996	1,289	(266,694)	7,170
Credit	—	22,583	1,113	(21,983)	1,713
Foreign exchange	1,176	151,705	927	(143,011)	10,797
Equity	—	43,162	5,076	(37,913)	10,325
Commodity	—	17,544	684	(11,284)	6,944
Total derivative payables(e)(f)	1,755	506,990	9,089	(480,885)	36,949
Total trading liabilities	76,909	531,374	9,139	(480,885)	136,537
Accounts payable and other liabilities	9,770	191	7	—	9,968
Beneficial interests issued by consolidated VIEs	—	6	1	—	7
Long-term debt	—	32,202	16,950	—	49,152
Total liabilities measured at fair value on a recurring basis	$86,679	$587,359	$32,239	$(480,885)	$225,392

	Fair value hierarchy			Derivative netting adjustments

December 31, 2017 (in millions)	Level 1	Level 2	Level 3		Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$14,732	$—	$—	$14,732
Securities borrowed	—	3,049	—	—	3,049
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies(a)	—	41,515	307	—	41,822
Residential – nonagency	—	1,835	60	—	1,895
Commercial – nonagency	—	1,645	11	—	1,656
Total mortgage-backed securities	—	44,995	378	—	45,373
U.S. Treasury and government agencies(a)	30,758	6,475	1	—	37,234
Obligations of U.S. states and municipalities	—	9,067	744	—	9,811
Certificates of deposit, bankers’ acceptances and commercial paper	—	226	—	—	226
Non-U.S. government debt securities	28,887	28,831	78	—	57,796
Corporate debt securities	—	24,146	312	—	24,458
Loans(b)	—	35,242	2,719	—	37,961
Asset-backed securities	—	3,284	153	—	3,437
Total debt instruments	59,645	152,266	4,385	—	216,296
Equity securities	87,346	197	295	—	87,838
Physical commodities(c)	4,924	1,322	—	—	6,246
Other	—	14,197	690	—	14,887
Total debt and equity instruments(d)	151,915	167,982	5,370	—	325,267
Derivative receivables:
Interest rate	181	314,107	1,704	(291,319)	24,673
Credit	—	21,995	1,209	(22,335)	869
Foreign exchange	841	158,834	557	(144,081)	16,151
Equity	—	37,722	2,318	(32,158)	7,882
Commodity	—	19,875	210	(13,137)	6,948
Total derivative receivables(e)(f)	1,022	552,533	5,998	(503,030)	56,523
Total trading assets(g)	152,937	720,515	11,368	(503,030)	381,790
Available-for-sale debt securities:
Mortgage-backed securities:
U.S. government agencies(a)	—	70,280	—	—	70,280
Residential – nonagency	—	11,366	1	—	11,367
Commercial – nonagency	—	5,025	—	—	5,025
Total mortgage-backed securities	—	86,671	1	—	86,672
U.S. Treasury and government agencies	22,745	—	—	—	22,745
Obligations of U.S. states and municipalities	—	32,338	—	—	32,338
Certificates of deposit	—	59	—	—	59
Non-U.S. government debt securities	18,140	9,154	—	—	27,294
Corporate debt securities	—	2,757	—	—	2,757
Asset-backed securities:
Collateralized loan obligations	—	20,720	276	—	20,996
Other	—	8,817	—	—	8,817
Equity securities(h)	547	—	—	—	547
Total available-for-sale securities	41,432	160,516	277	—	202,225
Loans	—	2,232	276	—	2,508
Mortgage servicing rights	—	—	6,030	—	6,030
Other assets(g)(h)	13,795	343	1,265	—	15,403
Total assets measured at fair value on a recurring basis	$208,164	$901,387	$19,216	$(503,030)	$625,737
Deposits	$—	$17,179	$4,142	$—	$21,321
Federal funds purchased and securities loaned or sold under repurchase agreements	—	697	—	—	697
Short-term borrowings	—	7,526	1,665	—	9,191
Trading liabilities:
Debt and equity instruments(d)	64,664	21,183	39	—	85,886
Derivative payables:
Interest rate	170	282,825	1,440	(277,306)	7,129
Credit	—	22,009	1,244	(21,954)	1,299
Foreign exchange	794	154,075	953	(143,349)	12,473
Equity	—	39,668	5,727	(36,203)	9,192
Commodity	—	21,017	884	(14,217)	7,684
Total derivative payables(e)(f)	964	519,594	10,248	(493,029)	37,777
Total trading liabilities	65,628	540,777	10,287	(493,029)	123,663
Accounts payable and other liabilities	9,074	121	13	—	9,208
Beneficial interests issued by consolidated VIEs	—	6	39	—	45
Long-term debt	—	31,394	16,125	—	47,519
Total liabilities measured at fair value on a recurring basis	$74,702	$597,700	$32,271	$(493,029)	$211,644

(a)	At March 31, 2018, and December 31, 2017, included total U.S. government-sponsored enterprise obligations of $74.1 billion and $78.0 billion, respectively, which were predominantly mortgage-related.

(b)
At March 31, 2018, and December 31, 2017, included within trading loans were $12.9 billion and $11.4 billion, respectively, of residential first-lien mortgages, and $2.4 billion and $4.2 billion, respectively, of commercial first-lien mortgages. Residential mortgage loans include conforming mortgage loans originated with the intent to sell to U.S. government agencies of $7.9 billion and $5.7 billion, respectively, and reverse mortgages of $324 million and $836 million respectively.

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

(f)	Reflects the Firm’s adoption of rulebook changes made by two CCPs that require or allow the Firm to treat certain OTC-cleared derivative transactions as daily settled. For further information, see Note 5 of JPMorgan Chase's 2017 Annual Report.

(g)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient are not required to be classified in the fair value hierarchy. At March 31, 2018, and December 31, 2017, the fair values of these investments, which include certain hedge funds, private equity funds, real estate and other funds, were $796 million and $779 million, respectively. Included in these balances at March 31, 2018, and December 31, 2017, were trading assets of $51 million and $54 million, respectively, and other assets of $745 million and $725 million, respectively.

(h)	Effective January 1, 2018, the Firm adopted the recognition and measurement guidance. Equity securities that were previously reported as AFS securities were reclassified to other assets upon adoption.

Transfers between levels for instruments carried at fair
value on a recurring basis
For the three months ended March 31, 2018 and 2017 there were no individually significant transfers.
All transfers are based on changes in the observability of the valuation inputs and are assumed to occur at the beginning of the quarterly reporting period in which they occur.
Level 3 valuations
For further information on the Firm’s valuation process and a detailed discussion of the determination of fair value for individual financial instruments, see Note 2 of JPMorgan Chase’s 2017 Annual Report.
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
For the Firm’s derivatives and structured notes positions classified within level 3 at March 31, 2018, interest rate correlation inputs used in estimating fair value were concentrated towards the upper end of the range; equity correlation, equity-FX, and equity-IR correlation inputs were concentrated in the middle of the range; commodity correlation inputs were concentrated in the middle of the range; credit correlation inputs were concentrated towards the lower end of the range; and the interest rate-foreign exchange (“IR-FX”) correlation inputs were concentrated towards the lower end of the range. In addition, the interest rate spread volatility inputs used in estimating fair value were distributed across the range; equity volatilities and commodity volatilities were concentrated towards the lower end of the range; and forward commodity prices used in estimating the fair value of commodity derivatives were concentrated towards the lower end of the range. Recovery rate, yield and prepayment speed inputs used in estimating fair value of credit derivatives were distributed across the range; credit spreads and conditional default rates were concentrated towards the lower end of the range; loss severity and price inputs were concentrated towards the upper end of the range.

Level 3 inputs(a)
March 31, 2018
Product/Instrument	Fair value (in millions)	Principal valuation technique	Unobservable inputs(g)	Range of input values					Weighted average
Residential mortgage-backed securities and loans(b)	$1,122	Discounted cash flows	Yield	1%		–		32%		7%
			Prepayment speed	0%		–		27%		8%
			Conditional default rate	0%		–		41%		1%
			Loss severity	0%		–		60%		3%
Commercial mortgage-backed securities and loans(c)	766	Market comparables	Price	$12		–		$100		$94
Obligations of U.S. states and municipalities	704	Market comparables	Price	$59		–		$100		$98
Corporate debt securities	306	Market comparables	Price	$3		–		$110		$83
Loans(d)	1,454	Market comparables	Price	$4		–		$106		$86
Asset-backed securities	204	Discounted cash flows	Credit spread	201				bps		201	bps
			Prepayment speed	20%						20%
			Conditional default rate	2%						2%
			Loss severity	30%						30%
	63	Market comparables	Price	$1		–		$104		$80
Net interest rate derivatives	257	Option pricing	Interest rate spread volatility	27	bps	–	38		bps
			Interest rate correlation	(50)%		–		98%
			IR-FX correlation	60%		–		70%
	215	Discounted cash flows	Prepayment speed	0%		–		30%
Net credit derivatives	1	Discounted cash flows	Credit correlation	35%		–		70%
			Credit spread	5	bps	–	1,463	bps
			Recovery rate	20%		–		70%
			Yield	1%		–		36%
			Prepayment speed	3%		–		20%
			Conditional default rate	1%		–		86%
			Loss severity	11%		–		100%
	4	Market comparables	Price	$10		–		$98
Net foreign exchange derivatives	(106)	Option pricing	IR-FX correlation	(50)%		–		70%
	(182)	Discounted cash flows	Prepayment speed	8%		–		9%
Net equity derivatives	(2,512)	Option pricing	Equity volatility	20%		–		60%
			Equity correlation	0%		–		85%
			Equity-FX correlation	(70)%		–		30%
			Equity-IR correlation	20%		–		40%
Net commodity derivatives	(519)	Option pricing	Forward commodity price	$52		–	$ 71 per barrel
			Commodity volatility	5%		–		45%
			Commodity correlation	(52)%		–		88%
MSRs	6,202	Discounted cash flows	Refer to Note 14
Other assets	417	Discounted cash flows	Credit spread	70				bps		70	bps
			Yield	8%		–		10%		8%
	1,501	Market comparables	Price	$70		–		$71		$71
			EBITDA multiple	4.1x		–	8.2x			7.8	x
Long-term debt, short-term borrowings, and deposits(e)	23,092	Option pricing	Interest rate spread volatility	27	bps	–	38		bps
			Interest rate correlation	(50)%		–		98%
			IR-FX correlation	(50)%		–		70%
			Equity correlation	0%		–		85%
			Equity-FX correlation	(70)%		–		30%
			Equity-IR correlation	20%		–		40%
Other level 3 assets and liabilities, net(f)	439

(a)
The categories presented in the table have been aggregated based upon the product type, which may differ from their classification on the Consolidated balance sheets. Furthermore, the inputs presented for each valuation technique in the table are, in some cases, not applicable to every instrument valued using the technique as the characteristics of the instruments can differ.

(b)	Includes U.S. government agency securities of $504 million, nonagency securities of $56 million and trading loans of $562 million.

(c)	Includes U.S. government agency securities of $4 million, nonagency securities of $14 million, trading loans of $352 million and non-trading loans of $396 million.

(d)	Includes trading loans of $1.5 billion.

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

Changes in and ranges of unobservable inputs
For a discussion of the impact on fair value of changes in unobservable inputs and the relationships between unobservable inputs as well as a description of attributes of the underlying instruments and external market factors that affect the range of inputs used in the valuation of the Firm’s positions see Note 2 of JPMorgan Chase’s 2017 Annual Report.
Changes in level 3 recurring fair value measurements
The following tables include a rollforward of the Consolidated balance sheets amounts (including changes in fair value) for financial instruments classified by the Firm within level 3 of the fair value hierarchy for the three months ended March 31, 2018 and 2017. When a determination is made to classify a financial instrument within level 3, the determination is based on the significance of the unobservable parameters to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. Also, the Firm risk-manages the observable components of level 3 financial instruments using securities and derivative positions that are classified within level 1 or 2 of the fair value hierarchy; as these level 1 and level 2 risk management instruments are not included below, the gains or losses in the following tables do not reflect the effect of the Firm’s risk management activities related to such level 3 instruments.

	Fair value measurements using significant unobservable inputs
Three months ended March 31, 2018 (in millions)	Fair value at Jan 1, 2018	Total realized/unrealized gains/(losses)						Transfers into level 3(h)	Transfers (out of) level 3(h)	Fair value at March 31, 2018	Change in unrealized gains/(losses) related to financial instruments held at March 31, 2018
				Purchases(f)	Sales		Settlements(g)
Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$307	$3		$329	$(87)		$(20)	$4	$(28)	$508	$1
Residential – nonagency	60	(2)		—	(2)		(2)	29	(28)	55	—
Commercial – nonagency	11	1		6	(7)		(1)	4	—	14	—
Total mortgage-backed securities	378	2		335	(96)		(23)	37	(56)	577	1
U.S. Treasury and government agencies	1	—		—	—		—	—	(1)	—	—
Obligations of U.S. states and municipalities	744	(2)		39	—		(77)	—	—	704	(2)
Non-U.S. government debt securities	78	2		225	(92)		—	17	(33)	197	3
Corporate debt securities	312	(1)		81	(100)		(1)	131	(116)	306	(1)
Loans	2,719	62		470	(728)		(137)	123	(141)	2,368	30
Asset-backed securities	153	5		14	(13)		(34)	11	(73)	63	—
Total debt instruments	4,385	68		1,164	(1,029)		(272)	319	(420)	4,215	31
Equity securities	295	(8)		28	(10)		—	4	(9)	300	(7)
Other	690	15		18	(6)		(20)	1	—	698	15
Total trading assets – debt and equity instruments	5,370	75	(c)	1,210	(1,045)		(292)	324	(429)	5,213	39	(c)
Net derivative receivables:(a)
Interest rate	264	53		17	(4)		46	26	70	472	131
Credit	(35)	17		1	(2)		4	3	17	5	11
Foreign exchange	(396)	146		—	(5)		11	(38)	(6)	(288)	156
Equity	(3,409)	639		218	(242)		434	(111)	(41)	(2,512)	448
Commodity	(674)	185		—	—		12	1	(43)	(519)	227
Total net derivative receivables	(4,250)	1,040	(c)	236	(253)		507	(119)	(3)	(2,842)	973	(c)
Available-for-sale securities:
Asset-backed securities	276	1		—	—		(73)	—	—	204	1
Other	1	—		—	—		—	—	—	1	—
Total available-for-sale securities	277	1	(d)	—	—		(73)	—	—	205	1	(d)
Loans	276	5	(c)	122	—		(7)	—	—	396	5	(c)
Mortgage servicing rights	6,030	384	(e)	243	(295)		(160)	—	—	6,202	384	(e)
Other assets	1,265	(37)	(c)	23	(14)		(16)	—	(1)	1,220	(38)	(c)

	Fair value measurements using significant unobservable inputs
Three months ended March 31, 2018 (in millions)	Fair value at Jan 1, 2018	Total realized/unrealized (gains)/losses						Transfers into level 3(h)	Transfers (out of) level 3(h)	Fair value at March 31, 2018	Change in unrealized (gains)/ losses related to financial instruments held at March 31, 2018
				Purchases	Sales	Issuances	Settlements(g)
Liabilities:(b)
Deposits	$4,142	$(90)	(c)(i)	$—	$—	$321	$(198)	$—	$(158)	$4,017	$(125)	(c)(i)
Federal funds purchased and securities loaned or sold under repurchase agreements	—	—		—	—	—	—	—	—	—	—
Short-term borrowings	1,665	15	(c)(i)	—	—	1,208	(746)	12	(29)	2,125	43	(c)(i)
Trading liabilities – debt and equity instruments	39	3	(c)	(37)	43	—	1	2	(1)	50	5	(c)
Accounts payable and other liabilities	13	—		(6)	—	—	—	—	—	7	—
Beneficial interests issued by consolidated VIEs	39	—		—	—	—	(38)	—	—	1	—
Long-term debt	16,125	(246)	(c)(i)	—	—	3,091	(2,263)	375	(132)	16,950	(354)	(c)(i)

	Fair value measurements using significant unobservable inputs
Three months ended March 31, 2017 (in millions)	Fair value at Jan 1, 2017	Total realized/unrealized gains/(losses)							Transfers into level 3(h)	Transfers (out of) level 3(h)	Fair value at March 31, 2017	Change in unrealized gains/(losses) related to financial instruments held at March 31, 2017
				Purchases(f)	Sales			Settlements(g)
Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$392	$4		$79	$(97)			$(16)	$7	$(16)	$353	$(1)
Residential – nonagency	83	9		5	(17)			(4)	15	(56)	35	1
Commercial – nonagency	17	3		7	(8)			(3)	30	(1)	45	(1)
Total mortgage-backed securities	492	16		91	(122)			(23)	52	(73)	433	(1)
Obligations of U.S. states and municipalities	649	8		85	(69)			(5)	—	—	668	8
Non-U.S. government debt securities	46	—		72	(83)			—	26	(14)	47	—
Corporate debt securities	576	(9)		423	(108)			(122)	33	(55)	738	(9)
Loans	4,837	110		762	(744)			(375)	196	(198)	4,588	61
Asset-backed securities	302	14		98	(138)			(11)	8	(28)	245	5
Total debt instruments	6,902	139		1,531	(1,264)			(536)	315	(368)	6,719	64
Equity securities	231	13		56	(6)			—	1	(24)	271	12
Other	761	22		19	—			(47)	8	—	763	31
Total trading assets – debt and equity instruments	7,894	174	(c)	1,606	(1,270)			(583)	324	(392)	7,753	107	(c)
Net derivative receivables:(a)
Interest rate	1,263	44		16	(23)			(303)	4	8	1,009	6
Credit	98	(46)		—	(2)			(42)	11	(2)	17	(43)
Foreign exchange	(1,384)	(24)		—	(2)			(91)	11	—	(1,490)	(18)
Equity	(2,252)	69		336	(45)			(24)	(73)	93	(1,896)	(89)
Commodity	(85)	18		—	—			2	6	3	(56)	26
Total net derivative receivables	(2,360)	61	(c)	352	(72)			(458)	(41)	102	(2,416)	(118)	(c)
Available-for-sale securities:
Asset-backed securities	663	10		—	(50)			(1)	—	—	622	8
Other	1	—		—	—			—	—	—	1	—
Total available-for-sale securities	664	10	(d)	—	(50)			(1)	—	—	623	8	(d)
Loans	570	6	(c)	—	—			(172)	—	—	404	6	(c)
Mortgage servicing rights	6,096	43	(e)	217	(71)			(206)	—	—	6,079	43	(e)
Other assets	2,223	37	(c)	3	(77)			(109)	—	—	2,077	33	(c)
	Fair value measurements using significant unobservable inputs
Three months ended March 31, 2017 (in millions)	Fair value at Jan 1, 2017	Total realized/unrealized (gains)/losses							Transfers into level 3(h)	Transfers (out of) level 3(h)	Fair value at March 31, 2017	Change in unrealized (gains)/losses related to financial instruments held at March 31, 2017
				Purchases	Sales	Issuances		Settlements(g)
Liabilities:(b)
Deposits	$2,117	$(24)	(c)	$—	$—	$309		$(80)	$—	$(189)	$2,133	$(25)	(c)
Federal funds purchased and securities loaned or sold under repurchase agreements	—	—		—	—	—		—	—	—	—	—
Short-term borrowings	1,134	1	(c)	—	—	707		(585)	17	(13)	1,261	2	(c)
Trading liabilities – debt and equity instruments	43	—		(1)	2	—		1	2	(2)	45	—
Accounts payable and other liabilities	13	—		—	—	—		(2)	—	—	11	—
Beneficial interests issued by consolidated VIEs	48	3	(c)	—	—	—		—	—	—	51	3	(c)
Long-term debt	12,850	529	(c)(j)	—	—	3,792	(j)	(2,811)	35	(301)	14,094 (j)	524	(c)(j)

(a)	All level 3 derivatives are presented on a net basis, irrespective of the underlying counterparty.

(b)
Level 3 liabilities as a percentage of total Firm liabilities accounted for at fair value (including liabilities measured at fair value on a nonrecurring basis) were 14% and 15% at March 31, 2018 and December 31, 2017, respectively.

(c)
Predominantly reported in principal transactions revenue, except for changes in fair value for CCB mortgage loans and lending-related commitments originated with the intent to sell, and mortgage loan purchase commitments, which are reported in mortgage fees and related income.

(d)
Realized gains/(losses) on AFS securities, as well as other-than-temporary impairment (“OTTI”) losses that are recorded in earnings, are reported in investment securities losses. Unrealized gains/(losses) are reported in OCI. There were no realized gains/(losses) or foreign exchange hedge accounting adjustments recorded in income on AFS securities for the three months ended March 31, 2018 and 2017, respectively. Unrealized gains/(losses) recorded on AFS securities in OCI were $1 million and $10 million for the three months ended March 31, 2018 and 2017, respectively.

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

(i)
Realized (gains)/losses due to DVA for fair value option elected liabilities are reported in principal transactions revenue. Unrealized (gains)/losses are reported in OCI. Unrealized losses were $52 million for the three months ended March 31, 2018. There were no realized gains for three months ended March 31, 2018.

(j)	The prior period amounts have been revised to conform with the current period presentation.
Level 3 analysis
Consolidated balance sheets changes
Level 3 assets (including assets measured at fair value on a nonrecurring basis) were 0.8% of total Firm assets at March 31, 2018. The following describes significant changes to level 3 assets since December 31, 2017, for those items measured at fair value on a recurring basis. For further information on changes impacting items measured at fair value on a nonrecurring basis, see Assets and liabilities measured at fair value on a nonrecurring basis on page 90.
Three months ended March 31, 2018
Level 3 assets were $19.5 billion at March 31, 2018, reflecting an increase of $267 million from December 31, 2017 with no movements that were individually significant.

Gains and losses
The following describes significant components of total realized/unrealized gains/(losses) for instruments measured at fair value on a recurring basis for the periods indicated. For further information on these instruments, see Changes in level 3 recurring fair value measurements rollforward tables on pages 86–89.
Three months ended March 31, 2018

•	$1.5 billion of net gains on assets and $318 million of net gains on liabilities, none of which were individually significant.
Three months ended March 31, 2017

•	$331 million of net gains on assets and $509 million of net losses on liabilities, none of which were individually significant.
Credit and funding adjustments — derivatives
The following table provides the impact of credit and funding adjustments on principal transactions revenue in the respective periods, excluding the effect of any associated hedging activities. The FVA presented below includes the impact of the Firm’s own credit quality on the inception value of liabilities as well as the impact of changes in the Firm’s own credit quality over time.

	Three months ended March 31, 2017
(in millions)	2018	2017
Credit and funding adjustments:
Derivatives CVA	$84	$221
Derivatives FVA	(83)	(7)
For further information about both credit and funding adjustments, as well as information about valuation adjustments on fair value option elected liabilities, see Note 2 of JPMorgan Chase’s 2017 Annual Report.

Assets and liabilities measured at fair value on a nonrecurring basis
The following tables present the assets still held as of the reporting date for which a nonrecurring fair value adjustment was recorded during the three months ended 2018 and 2017, respectively, by major product category and fair value hierarchy.

	Fair value hierarchy				Total fair value
March 31, 2018 (in millions)	Level 1	Level 2	Level 3
Loans	$—	$690	$165	(a)	$855
Other assets(b)	—	236	572		808
Total assets measured at fair value on a nonrecurring basis	$—	$926	$737		$1,663

	Fair value hierarchy			Total fair value
March 31, 2017 (in millions)	Level 1	Level 2	Level 3
Loans	$—	$6,530	$221	$6,751
Other assets	—	4	243	247
Total assets measured at fair value on a nonrecurring basis	$—	$6,534	$464	$6,998

(a)
Of the $165 million in level 3 assets measured at fair value on a nonrecurring basis as of March 31, 2018, $89 million related to residential real estate loans carried at the net realizable value of the underlying collateral (e.g., collateral-dependent loans and other loans charged off in accordance with regulatory guidance). These amounts are classified as level 3 as they are valued using a broker’s price opinion and discounted based upon the Firm’s experience with actual liquidation values. These discounts to the broker price opinions ranged from 13% to 38% with a weighted average of 21%.

(b)
Primarily includes equity securities without readily determinable fair values that were adjusted based on observable price changes in orderly transactions from an identical or similar investment of the same issuer (measurement alternative) as a result of the adoption of the recognition and measurement guidance. Of the $572 million in level 3 assets measured at fair value on a nonrecurring basis as of March 31, 2018, $406 million related to such equity securities. These equity securities are classified as level 3 due to the infrequency of the observable prices and/or the restrictions on the shares.

There were no material liabilities measured at fair value on a nonrecurring basis at March 31, 2018 and March 31, 2017.
Nonrecurring fair value changes
The following table presents the total change in value of assets and liabilities for which a fair value adjustment has been recognized for the three months ended March 31, 2018 and 2017, related to financial instruments held at those dates.

	Three months ended March 31,
	2018		2017
Loans	$(15)		$(322)
Other assets	496	(a)	(31)
Total nonrecurring fair value gains/(losses)	$481		$(353)

(a)	Included $505 million of fair value gains as a result of the measurement alternative. For additional information, see Note 1.

For further information about the measurement of impaired collateral-dependent loans, and other loans where the carrying value is based on the fair value of the underlying collateral (e.g., residential mortgage loans charged off in accordance with regulatory guidance), see Note 12 of JPMorgan Chase’s 2017 Annual Report.

Additional disclosures about the fair value of financial instruments that are not carried on the Consolidated balance sheets at fair value
The following table presents by fair value hierarchy classification the carrying values and estimated fair values at March 31, 2018, and December 31, 2017, of financial assets and liabilities, excluding financial instruments that are carried at fair value on a recurring basis, and their classification within the fair value hierarchy. For additional information regarding the financial instruments within the scope of this disclosure, and the methods and significant assumptions used to estimate their fair value, see Note 2 of JPMorgan Chase’s 2017 Annual Report.

	March 31, 2018					December 31, 2017
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value
Financial assets
Cash and due from banks	$24.8	$24.8	$—	$—	$24.8	$25.9	$25.9	$—	$—	$25.9
Deposits with banks	390.0	387.0	3.0	—	390.0	405.4	401.8	3.6	—	405.4
Accrued interest and accounts receivable	72.0	—	71.9	0.1	72.0	67.0	—	67.0	—	67.0
Federal funds sold and securities purchased under resale agreements	234.1	—	234.1	—	234.1	183.7	—	183.7	—	183.7
Securities borrowed	113.1	—	113.1	—	113.1	102.1	—	102.1	—	102.1
Securities, held-to-maturity	29.0	—	29.1	—	29.1	47.7	—	48.7	—	48.7
Loans, net of allowance for loan losses(a)	918.1	—	217.0	703.5	920.5	914.6	—	213.2	707.1	920.3
Other(b)	55.5	—	54.6	1.0	55.6	53.9	—	52.1	9.2	61.3
Financial liabilities
Deposits	$1,466.8	$—	$1,466.9	$—	$1,466.9	$1,422.7	$—	$1,422.7	$—	$1,422.7
Federal funds purchased and securities loaned or sold under repurchase agreements	178.4	—	178.4	—	178.4	158.2	—	158.2	—	158.2
Short-term borrowings	53.9	—	53.6	0.2	53.8	42.6	—	42.4	0.2	42.6
Accounts payable and other liabilities	156.1	—	153.4	2.7	156.1	152.0	—	148.9	2.9	151.8
Beneficial interests issued by consolidated VIEs	21.6	—	21.6	—	21.6	26.0	—	26.0	—	26.0
Long-term debt and junior subordinated deferrable interest debentures	225.3	—	227.1	3.1	230.2	236.6	—	240.3	3.2	243.5
Effective January 1, 2018, the Firm adopted several new accounting standards. Certain of the new accounting standards were applied retrospectively and, accordingly, prior period amounts were revised. For additional information, see Note 1.

(a)
Fair value is typically estimated using a discounted cash flow model that incorporates the characteristics of the underlying loans (including principal, contractual interest rate and contractual fees) and other key inputs, including expected lifetime credit losses, interest rates, prepayment rates, and primary origination or secondary market spreads. For certain loans, the fair value is measured based on the value of the underlying collateral. The difference between the estimated fair value and carrying value of a financial asset or liability is the result of the different methodologies used to determine fair value as compared with carrying value. For example, credit losses are estimated for a financial asset’s remaining life in a fair value calculation but are estimated for a loss emergence period in the allowance for loan loss calculation; future loan income (interest and fees) is incorporated in a fair value calculation but is generally not considered in the allowance for loan losses. For a further discussion of the Firm’s methodologies for estimating the fair value of loans and lending-related commitments, see Valuation hierarchy on pages 156–159 of JPMorgan Chase’s 2017 Annual Report.

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

	March 31, 2018					December 31, 2017
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value(a)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value(a)	Level 1	Level 2	Level 3	Total estimated fair value
Wholesale lending-related commitments	$1.1	$—	$—	$1.5	$1.5	$1.1	$—	$—	$1.6	$1.6

(a)	Excludes the current carrying values of the guarantee liability and the offsetting asset, each of which is recognized at fair value at the inception of the guarantees.

The Firm does not estimate the fair value of consumer lending-related commitments. In many cases, the Firm can reduce or cancel these commitments by providing the borrower notice or, in some cases as permitted by law, without notice. For a further discussion of the valuation of lending-related commitments, see page 157 of JPMorgan Chase’s 2017 Annual Report.
Equity securities without readily determinable fair values
As a result of the adoption of the recognition and measurement guidance and the election of the measurement alternative, the Firm measures equity securities without readily determinable fair values at cost less impairment (if any), plus or minus observable price changes from an identical or similar investment of the same issuer, with such changes recognized in earnings.
In its determination of the new carrying values upon observable price changes, the Firm may adjust the prices if deemed necessary to arrive at the Firm’s estimated fair values. Such adjustments may include adjustments to reflect the different rights and obligations of similar securities, and other adjustments that are consistent with the Firm’s valuation techniques for private equity direct investments.
The following table presents equity securities without readily determinable fair values that are measured under the measurement alternative and the related adjustments recorded during the period for those securities with observable price changes. These securities are included in the nonrecurring fair value tables when applicable price changes are observable.

As of or for three months ended March 31, 2018 (in millions)	Carrying value(a)	Upward carrying value changes
Other assets	$1,429	$505
(a) The amount of downward carrying value changes and impairment was immaterial.
Included in other assets above is the Firm’s interest in approximately 40 million Visa Class B shares, recorded at a nominal carrying value. These shares are subject to certain transfer restrictions currently and will be converted into Visa Class A shares upon final resolution of certain litigation matters involving Visa. The conversion rate of Visa Class B shares into Visa Class A shares is 1.6483 at March 31, 2018, and may be adjusted by Visa depending on developments related to the litigation matters.

Note 3 – Fair value option
For a discussion of the primary financial instruments for which the fair value option was elected, including the basis for those elections and the determination of instrument-specific credit risk, where relevant, see Note 3 of JPMorgan Chase’s 2017 Annual Report.
Changes in fair value under the fair value option election
The following table presents the changes in fair value included in the Consolidated statements of income for the three months ended March 31, 2018 and 2017, for items for which the fair value option was elected. The profit and loss information presented below only includes the financial instruments that were elected to be measured at fair value; related risk management instruments, which are required to be measured at fair value, are not included in the table.

	Three months ended March 31,
	2018				2017
(in millions)	Principal transactions	All other income		Total changes in fair value recorded (e)	Principal transactions	All other income		Total changes in fair value recorded (e)
Federal funds sold and securities purchased under resale agreements	$7	$—		$7	$(21)	$—		$(21)
Securities borrowed	(27)	—		(27)	77	—		77
Trading assets:
Debt and equity instruments, excluding loans	(186)	—		(186)	361	—		361
Loans reported as trading assets:
Changes in instrument-specific credit risk	122	5	(c)	127	174	6	(c)	180
Other changes in fair value	41	(90)	(c)	(49)	34	123	(c)	157
Loans:
Changes in instrument-specific credit risk	—	—		—	(1)	—		(1)
Other changes in fair value	(1)	—		(1)	—	—		—
Other assets	2	(7)	(d)	(5)	4	(6)	(d)	(2)
Deposits(a)	210	—		210	(159)	—		(159)
Federal funds purchased and securities loaned or sold under repurchase agreements	10	—		10	5	—		5
Short-term borrowings(a)	273	—		273	(474)	—		(474)
Trading liabilities	(7)	—		(7)	(1)	—		(1)
Beneficial interests issued by consolidated VIEs	—	—		—	—	—		—
Long-term debt(a)(b)	1,031	—		1,031	(753)	—		(753)

(a)
Unrealized gains/(losses) due to instrument-specific credit risk (DVA) for liabilities for which the fair value option has been elected is recorded in OCI, while realized gains/(losses) are recorded in principal transactions revenue. Realized gains/(losses) due to instrument-specific credit risk recorded in principal transaction revenue were not material for the three months ended March 31, 2018 and 2017, respectively.

(b)
Long-term debt measured at fair value predominantly relates to structured notes. Although the risk associated with the structured notes is actively managed, the gains/(losses) reported in this table do not include the income statement impact of the risk management instruments used to manage such risk.

(c)	Reported in mortgage fees and related income.

(d)	Reported in other income.

(e)
Changes in fair value exclude contractual interest, which is included in interest income and interest expense for all instruments other than hybrid financial instruments.  For further information regarding interest income and interest expense, see Note 6.

Difference between aggregate fair value and aggregate remaining contractual principal balance outstanding
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of March 31, 2018, and December 31, 2017, for loans, long-term debt and long-term beneficial interests for which the fair value option has been elected.

	March 31, 2018				December 31, 2017
(in millions)	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding
Loans(a)
Nonaccrual loans
Loans reported as trading assets	$4,368		$1,585	$(2,783)	$4,219		$1,371	$(2,848)
Loans	—		—	—	39		—	(39)
Subtotal	4,368		1,585	(2,783)	4,258		1,371	(2,887)
All other performing loans
Loans reported as trading assets	41,599		39,691	(1,908)	38,157		36,590	(1,567)
Loans	2,995		2,908	(87)	2,539		2,508	(31)
Total loans	$48,962		$44,184	$(4,778)	$44,954		$40,469	$(4,485)
Long-term debt
Principal-protected debt	$28,378	(c)	$24,923	$(3,455)	$26,297	(c)	$23,848	$(2,449)
Nonprincipal-protected debt(b)	NA		24,229	NA	NA		23,671	NA
Total long-term debt	NA		$49,152	NA	NA		$47,519	NA
Long-term beneficial interests
Nonprincipal-protected debt	NA		$7	NA	NA		$45	NA
Total long-term beneficial interests	NA		$7	NA	NA		$45	NA

(a)	There were no performing loans that were ninety days or more past due as of March 31, 2018, and December 31, 2017, respectively.

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

At March 31, 2018, and December 31, 2017, the contractual amount of lending-related commitments for which the fair value option was elected was $9.8 billion and $7.4 billion, respectively, with a corresponding fair value of $(584) million and $(76) million, respectively. For further information regarding off-balance sheet lending-related financial instruments, see Note 27 of JPMorgan Chase’s 2017 Annual Report, and Note 20 of this Form 10-Q.
Structured note products by balance sheet classification and risk component
The following table presents the fair value of the structured notes issued by the Firm, by balance sheet classification and the primary risk type.

	March 31, 2018				December 31, 2017
(in millions)	Long-term debt	Short-term borrowings	Deposits	Total	Long-term debt	Short-term borrowings	Deposits	Total
Risk exposure
Interest rate	$22,793	$149	$7,961	$30,903	$22,056	$69	$8,058	$30,183
Credit	4,811	1,503	—	6,314	4,329	1,312	—	5,641
Foreign exchange	2,790	122	39	2,951	2,841	147	38	3,026
Equity	18,147	6,797	6,470	31,414	17,581	7,106	6,548	31,235
Commodity	215	14	3,530	3,759	230	15	4,468	4,713
Total structured notes	$48,756	$8,585	$18,000	$75,341	$47,037	$8,649	$19,112	$74,798

Note 4 – Derivative instruments
JPMorgan Chase makes markets in derivatives for clients and also uses derivatives to hedge or manage its own risk exposures. For a further discussion of the Firm’s use of and accounting policies regarding derivative instruments, see Note 5 of JPMorgan Chase’s 2017 Annual Report.
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
Derivatives designated as hedges
The adoption of the new hedge accounting guidance better aligns hedge accounting with the economics of the Firm’s risk management activities. For additional information, see Notes 1 and 17.
To qualify for hedge accounting, a derivative must be highly effective at reducing the risk associated with the exposure being hedged. In addition, for a derivative to be designated as a hedge, the risk management objective and strategy must be documented. Hedge documentation must identify the derivative hedging instrument, the asset or liability or forecasted transaction and type of risk to be hedged, and how the effectiveness of the derivative is assessed prospectively and retrospectively. To assess effectiveness, the Firm uses statistical methods such as regression analysis, nonstatistical methods such as dollar-value comparisons of the change in the fair value of the derivative to the change in the fair value or cash flows of the hedged item, and qualitative comparisons of critical terms and the evaluation of any changes in those terms. The extent to which a derivative has been, and is expected to continue to be, highly effective at offsetting changes in the fair value or cash flows of the hedged item must be assessed and documented at least quarterly. If it is determined that a derivative is not highly effective at hedging the designated exposure, hedge accounting is discontinued.
For qualifying fair value hedges, changes in the fair value of the derivative, and in the value of the hedged item for the risk being hedged, are recognized in earnings. Certain amounts excluded from the assessment of effectiveness are recorded in OCI and recognized in earnings through an amortization approach over the life of the derivative. If the hedge relationship is terminated, then the adjustment to the hedged item continues to be reported as part of the basis of the hedged item, and for benchmark interest rate hedges, is amortized to earnings as a yield adjustment. Derivative amounts affecting earnings are recognized consistent with the classification of the hedged item - primarily net interest income and principal transactions revenue.
For qualifying cash flow hedges, changes in the fair value of the derivative are recorded in OCI and recognized in earnings as the hedged item affects earnings. Derivative amounts affecting earnings are recognized consistent with the classification of the hedged item - primarily interest income, interest expense, noninterest revenue and compensation expense. If the hedge relationship is terminated, then the change in value of the derivative recorded in AOCI is recognized in earnings when the cash flows that were hedged affect earnings. For hedge relationships that are discontinued because a forecasted transaction is not expected to occur according to the original hedge forecast, any related derivative values recorded in AOCI are immediately recognized in earnings.
For qualifying net investment hedges, changes in the fair value of the derivatives due to changes in spot foreign exchange rates are recorded in OCI as translation adjustments. Amounts excluded from the assessment of effectiveness are recorded directly in earnings.

The following table outlines the Firm’s primary uses of derivatives and the related hedge accounting designation or disclosure category.

Type of Derivative	Use of Derivative	Designation and disclosure	Affected segment or unit	10-Q page reference
Manage specifically identified risk exposures in qualifying hedge accounting relationships:
◦ Interest rate	Hedge fixed rate assets and liabilities	Fair value hedge	Corporate	102
◦ Interest rate	Hedge floating-rate assets and liabilities	Cash flow hedge	Corporate	103
◦ Foreign exchange	Hedge foreign currency-denominated assets and liabilities	Fair value hedge	Corporate	102
◦ Foreign exchange	Hedge foreign currency-denominated forecasted revenue and expense	Cash flow hedge	Corporate	103
◦ Foreign exchange	Hedge the value of the Firm’s investments in non-U.S. dollar functional currency entities	Net investment hedge	Corporate	104
◦ Commodity	Hedge commodity inventory	Fair value hedge	CIB	102
Manage specifically identified risk exposures not designated in qualifying hedge accounting relationships:
◦ Interest rate	Manage the risk of the mortgage pipeline, warehouse loans and MSRs	Specified risk management	CCB	104
◦ Credit	Manage the credit risk of wholesale lending exposures	Specified risk management	CIB	104
◦ Interest rate and foreign exchange	Manage the risk of certain other specified assets and liabilities	Specified risk management	Corporate	104
Market-making derivatives and other activities:
◦ Various	Market-making and related risk management	Market-making and other	CIB	104
◦ Various	Other derivatives	Market-making and other	CIB, Corporate	104

Notional amount of derivative contracts
The following table summarizes the notional amount of derivative contracts outstanding as of March 31, 2018, and December 31, 2017.

	Notional amounts(b)
(in billions)	March 31, 2018	December 31, 2017
Interest rate contracts
Swaps	$23,090	$21,043
Futures and forwards	7,216	4,904
Written options	4,058	3,576
Purchased options	4,380	3,987
Total interest rate contracts	38,744	33,510
Credit derivatives(a)	1,605	1,522
Foreign exchange contracts
Cross-currency swaps	4,195	3,953
Spot, futures and forwards	7,016	5,923
Written options	873	786
Purchased options	878	776
Total foreign exchange contracts	12,962	11,438
Equity contracts
Swaps	377	367
Futures and forwards	97	90
Written options	594	531
Purchased options	516	453
Total equity contracts	1,584	1,441
Commodity contracts
Swaps	130	116
Spot, futures and forwards	179	168
Written options	112	98
Purchased options	102	93
Total commodity contracts	523	475
Total derivative notional amounts	$55,418	$48,386

(a)	For more information on volumes and types of credit derivative contracts, see the Credit derivatives discussion on page 105.

(b)	Represents the sum of gross long and gross short third-party notional derivative contracts.
While the notional amounts disclosed above give an indication of the volume of the Firm’s derivatives activity, the notional amounts significantly exceed, in the Firm’s view, the possible losses that could arise from such transactions. For most derivative transactions, the notional amount is not exchanged; it is used simply as a reference to calculate payments.

Impact of derivatives on the Consolidated balance sheets
The following table summarizes information on derivative receivables and payables (before and after netting adjustments) that are reflected on the Firm’s Consolidated balance sheets as of March 31, 2018, and December 31, 2017, by accounting designation (e.g., whether the derivatives were designated in qualifying hedge accounting relationships or not) and contract type.

Free-standing derivative receivables and payables(a)
	Gross derivative receivables				Gross derivative payables
March 31, 2018 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables(b)	Not designated as hedges	Designated as hedges	Total derivative payables	Net derivative payables(b)
Trading assets and liabilities
Interest rate	$301,480	$2,391	$303,871	$23,778	$271,093	$2,770	$273,863	$7,170
Credit	23,727	—	23,727	1,062	23,697	—	23,697	1,713
Foreign exchange	165,482	453	165,935	16,603	152,846	963	153,809	10,797
Equity	43,989	—	43,989	8,803	48,239	—	48,239	10,325
Commodity	16,927	193	17,120	6,668	18,144	82	18,226	6,944
Total fair value of trading assets and liabilities	$551,605	$3,037	$554,642	$56,914	$514,019	$3,815	$517,834	$36,949

	Gross derivative receivables				Gross derivative payables
December 31, 2017 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables(b)	Not designated as hedges	Designated as hedges	Total derivative payables	Net derivative payables(b)
Trading assets and liabilities
Interest rate	$313,276	$2,716	$315,992	$24,673	$283,092	$1,344	$284,436	$7,129
Credit	23,205	—	23,205	869	23,252	—	23,252	1,299
Foreign exchange	159,740	491	160,231	16,151	154,601	1,221	155,822	12,473
Equity	40,040	—	40,040	7,882	45,395	—	45,395	9,192
Commodity	20,066	19	20,085	6,948	21,498	403	21,901	7,684
Total fair value of trading assets and liabilities	$556,327	$3,226	$559,553	$56,523	$527,838	$2,968	$530,806	$37,777

(a)	Balances exclude structured notes for which the fair value option has been elected. See Note 3 for further information.

(b)
As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral receivables and payables when a legally enforceable master netting agreement exists.

Derivatives netting
The following tables present, as of March 31, 2018, and December 31, 2017, gross and net derivative receivables and payables by contract and settlement type. Derivative receivables and payables, as well as the related cash collateral from the same counterparty have been netted on the Consolidated balance sheets where the Firm has obtained an appropriate legal opinion with respect to the master netting agreement. Where such a legal opinion has not been either sought or obtained, amounts are not eligible for netting on the Consolidated balance sheets, and those derivative receivables and payables are shown separately in the tables below.
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

	March 31, 2018				December 31, 2017
(in millions)	Gross derivative receivables	Amounts netted on the Consolidated balance sheets		Net derivative receivables	Gross derivative receivables	Amounts netted on the Consolidated balance sheets		Net derivative receivables
U.S. GAAP nettable derivative receivables
Interest rate contracts:
Over-the-counter (“OTC”)	$291,712	$(272,007)		$19,705	$305,569	$(284,917)		$20,652
OTC–cleared	8,080	(7,930)		150	6,531	(6,318)		213
Exchange-traded(a)	321	(157)		164	185	(84)		101
Total interest rate contracts	300,113	(280,094)		20,019	312,285	(291,319)		20,966
Credit contracts:
OTC	14,755	(14,520)		235	15,390	(15,165)		225
OTC–cleared	8,366	(8,145)		221	7,225	(7,170)		55
Total credit contracts	23,121	(22,665)		456	22,615	(22,335)		280
Foreign exchange contracts:
OTC	161,340	(148,205)		13,135	155,289	(142,420)		12,869
OTC–cleared	1,104	(1,097)		7	1,696	(1,654)		42
Exchange-traded(a)	131	(30)		101	141	(7)		134
Total foreign exchange contracts	162,575	(149,332)		13,243	157,126	(144,081)		13,045
Equity contracts:
OTC	23,957	(21,172)		2,785	22,024	(19,917)		2,107
Exchange-traded(a)	16,443	(14,013)		2,430	14,188	(12,241)		1,947
Total equity contracts	40,400	(35,185)		5,215	36,212	(32,158)		4,054
Commodity contracts:
OTC	9,701	(3,686)		6,015	10,903	(4,436)		6,467
Exchange-traded(a)	7,063	(6,766)		297	8,854	(8,701)		153
Total commodity contracts	16,764	(10,452)		6,312	19,757	(13,137)		6,620
Derivative receivables with appropriate legal opinion	542,973	(497,728)	(b)	45,245	547,995	(503,030)	(b)	44,965
Derivative receivables where an appropriate legal opinion has not been either sought or obtained	11,669			11,669	11,558			11,558
Total derivative receivables recognized on the Consolidated balance sheets	$554,642			$56,914	$559,553			$56,523
Collateral not nettable on the Consolidated balance sheets(c)(d)				(13,101)				(13,363)
Net amounts				$43,813				$43,160

	March 31, 2018				December 31, 2017
(in millions)	Gross derivative payables	Amounts netted on the Consolidated balance sheets		Net derivative payables	Gross derivative payables	Amounts netted on the Consolidated balance sheets		Net derivative payables
U.S. GAAP nettable derivative payables
Interest rate contracts:
OTC	$264,684	$(259,233)		$5,451	$276,960	$(271,294)		$5,666
OTC–cleared	7,315	(7,305)		10	6,004	(5,928)		76
Exchange-traded(a)	186	(156)		30	127	(84)		43
Total interest rate contracts	272,185	(266,694)		5,491	283,091	(277,306)		5,785
Credit contracts:
OTC	15,423	(14,247)		1,176	16,194	(15,170)		1,024
OTC–cleared	7,797	(7,736)		61	6,801	(6,784)		17
Total credit contracts	23,220	(21,983)		1,237	22,995	(21,954)		1,041
Foreign exchange contracts:
OTC	149,559	(142,008)		7,551	150,966	(141,789)		9,177
OTC–cleared	1,005	(997)		8	1,555	(1,553)		2
Exchange-traded(a)	115	(6)		109	98	(7)		91
Total foreign exchange contracts	150,679	(143,011)		7,668	152,619	(143,349)		9,270
Equity contracts:
OTC	28,082	(23,802)		4,280	28,193	(23,969)		4,224
Exchange-traded(a)	14,693	(14,111)		582	12,720	(12,234)		486
Total equity contracts	42,775	(37,913)		4,862	40,913	(36,203)		4,710
Commodity contracts:
OTC	10,661	(4,592)		6,069	12,645	(5,508)		7,137
Exchange-traded(a)	6,796	(6,692)		104	8,870	(8,709)		161
Total commodity contracts	17,457	(11,284)		6,173	21,515	(14,217)		7,298
Derivative payables with appropriate legal opinion	506,316	(480,885)	(b)	25,431	521,133	(493,029)	(b)	28,104
Derivative payables where an appropriate legal opinion has not been either sought or obtained	11,518			11,518	9,673			9,673
Total derivative payables recognized on the Consolidated balance sheets	$517,834			$36,949	$530,806			$37,777
Collateral not nettable on the Consolidated balance sheets(c)(d)				(3,711)				(4,180)
Net amounts				$33,238				$33,597

(a)	Exchange-traded derivative balances that relate to futures contracts are settled daily.

(b)
Net derivatives receivable included cash collateral netted of $61.9 billion and $55.5 billion at March 31, 2018, and December 31, 2017, respectively. Net derivatives payable included cash collateral netted of $45.1 billion and $45.5 billion related to OTC and OTC-cleared derivatives at March 31, 2018, and December 31, 2017, respectively.

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

Liquidity risk and credit-related contingent features
For a more detailed discussion of liquidity risk and credit-related contingent features related to the Firm’s derivative contracts, see Note 5 of JPMorgan Chase’s 2017 Annual Report.
The following table shows the aggregate fair value of net derivative payables related to OTC and OTC-cleared derivatives that contain contingent collateral or termination features that may be triggered upon a ratings downgrade, and the associated collateral the Firm has posted in the normal course of business, at March 31, 2018, and December 31, 2017.

OTC and OTC-cleared derivative payables containing downgrade triggers
(in millions)	March 31, 2018	December 31, 2017
Aggregate fair value of net derivative payables	$11,022	$11,916
Collateral posted	9,836	9,973

The following table shows the impact of a single-notch and two-notch downgrade of the long-term issuer ratings of JPMorgan Chase & Co. and its subsidiaries, predominantly JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank, N.A.”),
at March 31, 2018, and December 31, 2017, related to OTC and OTC-cleared derivative contracts with contingent collateral or termination features that may be triggered upon a ratings downgrade. Derivatives contracts generally require additional collateral to be posted or terminations to be triggered when the predefined threshold rating is breached. A downgrade by a single rating agency that does not result in a rating lower than a preexisting corresponding rating provided by another major rating agency will generally not result in additional collateral, (except in certain instances in which additional initial margin may be required upon a ratings downgrade), nor in termination payments requirements. The liquidity impact in the table is calculated based upon a downgrade below the lowest current rating of the rating agencies referred to in the derivative contract.

Liquidity impact of downgrade triggers on OTC and OTC-cleared derivatives
	March 31, 2018		December 31, 2017
(in millions)	Single-notch downgrade	Two-notch downgrade	Single-notch downgrade	Two-notch downgrade
Amount of additional collateral to be posted upon downgrade(a)	$80	$1,929	$79	$1,989
Amount required to settle contracts with termination triggers upon downgrade(b)	344	679	320	650

(a)	Includes the additional collateral to be posted for initial margin.

(b)	Amounts represent fair values of derivative payables, and do not reflect collateral posted.
Derivatives executed in contemplation of a sale of the underlying financial asset
In certain instances the Firm enters into transactions in which it transfers financial assets but maintains the economic exposure to the transferred assets by entering into a derivative with the same counterparty in contemplation of the initial transfer. The Firm generally accounts for such transfers as collateralized financing transactions as described in Note 10, but in limited circumstances they may qualify to be accounted for as a sale and a derivative under U.S. GAAP. The amount of such transfers accounted for as a sale where the associated derivative was outstanding at March 31, 2018 was not material, and there were no such transfers at December 31, 2017.

Impact of derivatives on the Consolidated statements of income
The following tables provide information related to gains and losses recorded on derivatives based on their hedge accounting designation or purpose.
Fair value hedge gains and losses
The following tables present derivative instruments, by contract type, used in fair value hedge accounting relationships, as well as pre-tax gains/(losses) recorded on such derivatives and the related hedged items for the three months ended March 31, 2018 and 2017, respectively. The Firm includes gains/(losses) on the hedging derivative in the same line item in the Consolidated statements of income as the related hedged item.

	Gains/(losses) recorded in income			Income statement impact of excluded components(f)		OCI impact
Three months ended March 31, 2018 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(g)
Contract type
Interest rate(a)(b)	$(1,477)	$1,629	$152	$—	$147	$—
Foreign exchange(c)	144	(33)	111	(122)	111	(52)
Commodity(d)	184	(147)	37	—	18	—
Total	$(1,149)	$1,449	$300	$(122)	$276	$(52)

	Gains/(losses) recorded in income			Income statement impact due to:
Three months ended March 31, 2017 (in millions)	Derivatives	Hedged items	Income statement impact	Hedge ineffectiveness(e)	Excluded components(f)
Contract type
Interest rate(a)(b)	$(281)	$531	$250	$(1)	$251
Foreign exchange(c)	(775)	740	(35)	—	(35)
Commodity(d)	(463)	464	1	16	(15)
Total	$(1,519)	$1,735	$216	$15	$201

(a)
Primarily consists of hedges of the benchmark (e.g., London Interbank Offered Rate (“LIBOR”)) interest rate risk of fixed-rate long-term debt and AFS securities. Gains and losses were recorded in net interest income.

(b)
Excludes the amortization expense associated with the inception hedge accounting adjustment applied to the hedged item. This expense is recorded in net interest income and substantially offsets the income statement impact of the excluded components. Also excludes the accrual of interest on interest rate swaps and the related hedged items.

(c)
Primarily consists of hedges of the foreign currency risk of long-term debt and AFS securities for changes in spot foreign currency rates. Gains and losses related to the derivatives and the hedged items due to changes in foreign currency rates and the income statement impact of excluded components were recorded primarily in principal transactions revenue and net interest income.

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

(f)
The assessment of hedge effectiveness excludes certain components of the changes in fair values of the derivatives and hedged items such as forward points on foreign exchange forward contracts, time values and cross-currency basis spreads. Under the new hedge accounting guidance, the initial amount of the excluded components may be amortized into income over the life of the derivative, or changes in fair value may be recognized in current period earnings.

(g)
Represents the change in value of amounts excluded from the assessment of effectiveness under the amortization approach, predominantly cross-currency basis spreads. The amount excluded at inception of the hedge is recognized in earnings over the life of the derivative.

As of March 31, 2018, the following amounts were recorded on the Consolidated balance sheets related to certain cumulative fair value hedge basis adjustments that are expected to impact the income statement in future periods (e.g., as adjustments to yield or to securities gains/losses).

	Carrying amount of the hedged items(a)(b)		Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged items:
March 31, 2018 (in millions)			Active hedging relationships	Discontinued hedging relationships(d)	Total
Assets
Available-for-sale debt securities	47,977	(c)	(1,557)	555	(1,002)
Liabilities
Long-term debt	131,268		(851)	85	(766)
Beneficial interests issued by consolidated VIEs	8,752		(2)	(61)	(63)

(a)
Excludes physical commodities with a carrying value of $5.2 billion to which the Firm applies fair value hedge accounting. As a result of the application of hedge accounting, these inventories are carried at fair value, thus recognizing unrealized gains and losses in current periods. Given the Firm exits these positions at fair value, there is no incremental impact to net income in future periods.

(b)
Excludes hedged items where only foreign currency risk is the designated hedged risk, as basis adjustments related to foreign currency hedges generally will not impact the income statement in future periods. The carrying amount excluded for available-for-sale debt securities is $15.8 billion and for long-term debt is $5.5 billion.

(c)	Carrying amount represents the amortized cost.

(d)	Represents hedged items no longer designated in qualifying fair value hedging relationships for which an associated basis adjustment exists at the balance sheet date.

Cash flow hedge gains and losses
The following tables present derivative instruments, by contract type, used in cash flow hedge accounting relationships, and the pre-tax gains/(losses) recorded on such derivatives, for the three months ended March 31, 2018 and 2017, respectively. The Firm includes the gain/(loss) on the hedging derivative in the same line item in the Consolidated statements of income as the change in cash flows on the related hedged item.

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Three months ended March 31, 2018 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$13	$(78)	$(91)
Foreign exchange(b)	39	34	(5)
Total	$52	$(44)	$(96)

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Three months ended March 31, 2017 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI(c)	Total change in OCI for period
Contract type
Interest rate(a)	$(11)	$11	$22
Foreign exchange(b)	(74)	48	122
Total	$(85)	$59	$144

(a)	Primarily consists of benchmark interest rate hedges of LIBOR-indexed floating-rate assets and floating-rate liabilities. Gains and losses were recorded in net interest income.

(b)
Primarily consists of hedges of the foreign currency risk of non-U.S. dollar-denominated revenue and expense. The income statement classification of gains and losses follows the hedged item – primarily noninterest revenue and compensation expense.

(c)
Represents the effective portion of changes in value of the related hedging derivative. Hedge ineffectiveness is the amount by which the cumulative gain or loss on the designated derivative instrument exceeds the present value of the cumulative expected change in cash flows on the hedged item attributable to the hedged risk. The Firm did not recognize any ineffectiveness on cash flow hedges during the three months ended March 31, 2017.

The Firm did not experience any forecasted transactions that failed to occur for the three months ended March 31, 2018 and 2017.
Over the next 12 months, the Firm expects that approximately $88 million (after-tax) of net gains recorded in AOCI at March 31, 2018, related to cash flow hedges will be recognized in income. For terminated cash flow hedges, the maximum length of time over which forecasted transactions are remaining is approximately five years.

For open cash flow hedges, the maximum length of time over which forecasted transactions are hedged is approximately seven years. The Firm’s longer-dated forecasted transactions relate to core lending and borrowing activities.

Net investment hedge gains and losses
The following table presents hedging instruments, by contract type, that were used in net investment hedge accounting relationships, and the pre-tax gains/(losses) recorded on such instruments for the three months ended March 31, 2018 and 2017.

	2018		2017
Three months ended March 31, (in millions)	Amounts recorded in income(a)	Amounts recorded in OCI	Amounts recorded in income(a)	Amounts recorded in OCI(b)
Foreign exchange derivatives	$(11)	$(389)	$(62)	$(556)

(a)
Certain components of hedging derivatives are permitted to be excluded from the assessment of hedge effectiveness, such as forward points on foreign exchange forward contracts. The Firm elects to record changes in fair value of these amounts directly in other income.

(b)
Represents the effective portion of changes in value of the related hedging derivative. The Firm did not recognize any ineffectiveness on net investment hedges directly in income during the three months ended March 31, 2017.

Gains and losses on derivatives used for specified risk management purposes
The following table presents pre-tax gains/(losses) recorded on a limited number of derivatives, not designated in hedge accounting relationships, that are used to manage risks associated with certain specified assets and liabilities, including certain risks arising from the mortgage pipeline, warehouse loans, MSRs, wholesale lending exposures, and foreign currency-denominated assets and liabilities.

	Derivatives gains/(losses) recorded in income
	Three months ended March 31,
(in millions)	2018	2017
Contract type
Interest rate(a)	$(210)	$(17)
Credit(b)	(7)	(45)
Foreign exchange(c)	(30)	(20)
Total	$(247)	$(82)

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

Credit derivatives
For a more detailed discussion of credit derivatives, see Note 5 of JPMorgan Chase’s 2017 Annual Report. The Firm does not use notional amounts of credit derivatives as the primary measure of risk management for such derivatives, because the notional amount does not take into account the probability of the occurrence of a credit event, the recovery value of the reference obligation, or related cash instruments and economic hedges, each of which reduces, in the Firm’s view, the risks associated with such derivatives.
Total credit derivatives and credit-related notes

	Maximum payout/Notional amount
March 31, 2018 (in millions)	Protection sold	Protection purchased with identical underlyings(b)	Net protection (sold)/purchased(c)	Other protection purchased(d)
Credit derivatives
Credit default swaps	$(731,898)	$739,263	$7,365	$6,024
Other credit derivatives(a)	(58,210)	58,466	256	11,409
Total credit derivatives	(790,108)	797,729	7,621	17,433
Credit-related notes	(18)	—	(18)	9,098
Total	$(790,126)	$797,729	$7,603	$26,531

	Maximum payout/Notional amount
December 31, 2017 (in millions)	Protection sold	Protection purchased with identical underlyings(b)	Net protection (sold)/purchased(c)	Other protection purchased(d)
Credit derivatives
Credit default swaps	$(690,224)	$702,098	$11,874	$5,045
Other credit derivatives(a)	(54,157)	59,158	5,001	11,747
Total credit derivatives	(744,381)	761,256	16,875	16,792
Credit-related notes	(18)	—	(18)	7,915
Total	$(744,399)	$761,256	$16,857	$24,707

(a)	Other credit derivatives largely consists of credit swap options.

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
The following tables summarize the notional amounts by the ratings, maturity profile, and total fair value, of credit derivatives and credit-related notes as of March 31, 2018, and December 31, 2017, where JPMorgan Chase is the seller of protection. The maturity profile is based on the remaining contractual maturity of the credit derivative contracts. The ratings profile is based on the rating of the reference entity on which the credit derivative contract is based. The ratings and maturity profile of credit derivatives and credit-related notes where JPMorgan Chase is the purchaser of protection are comparable to the profile reflected below.

Protection sold — credit derivatives and credit-related notes ratings(a)/maturity profile
March 31, 2018 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)	Fair value of payables(b)	Net fair value
Risk rating of reference entity
Investment-grade	$(160,144)	$(305,679)	$(71,789)	$(537,612)	$8,231	$(1,022)	$7,209
Noninvestment-grade	(75,170)	(142,517)	(34,827)	(252,514)	8,160	(5,384)	2,776
Total	$(235,314)	$(448,196)	$(106,616)	$(790,126)	$16,391	$(6,406)	$9,985

December 31, 2017 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)	Fair value of payables(b)	Net fair value
Risk rating of reference entity
Investment-grade	$(159,286)	$(319,726)	$(39,429)	$(518,441)	$8,516	$(1,134)	$7,382
Noninvestment-grade	(73,394)	(134,125)	(18,439)	(225,958)	7,407	(5,313)	2,094
Total	$(232,680)	$(453,851)	$(57,868)	$(744,399)	$15,923	$(6,447)	$9,476

(a)	The ratings scale is primarily based on external credit ratings defined by S&P and Moody’s.

(b)	Amounts are shown on a gross basis, before the benefit of legally enforceable master netting agreements and cash collateral received by the Firm.

Note 5 – Noninterest revenue and noninterest
expense
Noninterest revenue
For a discussion of the components of and accounting policies for the Firm’s noninterest revenue, see Note 6 of JPMorgan Chase’s 2017 Annual Report.
The adoption of the revenue recognition guidance requires gross presentation of certain costs previously offset against revenue, predominantly associated with certain distribution costs (previously offset against asset management, administration and commissions), with the remainder associated with certain underwriting costs (previously offset against investment banking fees). Adoption of the guidance did not result in any material changes in the timing of revenue recognition. This guidance was adopted retrospectively and, accordingly, prior period amounts were revised, which resulted in an increase in both noninterest revenue and noninterest expense. For additional information, see Note 1.
Investment banking fees
The following table presents the components of investment banking fees.

	Three months ended March 31,
(in millions)	2018	2017
Underwriting
Equity	$352	$424
Debt	796	960
Total underwriting	1,148	1,384
Advisory	588	496
Total investment banking fees	$1,736	$1,880
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

	Three months ended March 31,
(in millions)	2018	2017
Trading revenue by instrument type
Interest rate	$774	$795
Credit	380	680
Foreign exchange	1,024	781
Equity	1,627	1,120
Commodity	277	185
Total trading revenue	4,082	3,561
Private equity gains/(losses)	(130)	21
Principal transactions	$3,952	$3,582

Lending- and deposit-related fees
The following table presents the components of lending- and deposit-related fees.

	Three months ended March 31,
(in millions)	2018	2017
Lending-related fees	$274	$275
Deposit-related fees	1,203	1,173
Total lending- and deposit-related fees	$1,477	$1,448
Asset management, administration and commissions
The following table presents the components of Firmwide asset management, administration and commissions.

	Three months ended March 31,
(in millions)	2018	2017
Asset management fees
Investment management fees(a)	$2,694	$2,416
All other asset management fees(b)	66	79
Total asset management fees	2,760	2,495

Total administration fees(c)	561	482

Commission and other fees
Brokerage commissions	652	578
All other commissions and fees	336	322
Total commissions and fees	988	900
Total asset management, administration and commissions(a)	$4,309	$3,877

(a)	Represents fees earned from managing assets on behalf of the Firm’s clients, including investors in Firm-sponsored funds and owners of separately managed investment accounts.

(b)	Represents fees for services that are ancillary to investment management services, such as commissions earned on the sales or distribution of mutual funds to clients.

(c)	Predominantly includes fees for custody, securities lending, funds services and securities clearance.

Card income
The following table presents the components of card income:

	Three months ended March 31,
(in millions)	2018	2017
Interchange and merchant processing income	$4,359	$3,906
Reward costs and partner payments	(2,884)	(2,525)
Other card income(a)	(200)	(467)
Total card income	$1,275	$914

(a)	Predominantly represents annual and other lending fees and costs (including new account origination costs), which are deferred and recognized on a straight-line basis over a 12-month period.
Other income
Other income on the Firm’s Consolidated statements of income included the following:

	Three months ended March 31,
(in millions)	2018	2017
Operating lease income	$1,047	$824
Noninterest expense
Other expense
Other expense on the Firm’s Consolidated statements of income included the following:

	Three months ended March 31,
(in millions)	2018	2017
Legal expense	$70	$218
FDIC-related expense	383	381

Note 6 – Interest income and Interest expense
For a description of JPMorgan Chase’s accounting policies regarding interest income and interest expense, see Note 7 of JPMorgan Chase’s 2017 Annual Report.
The following table presents the components of interest income and interest expense.

	Three months ended March 31,
(in millions)	2018	2017
Interest income
Loans(a)	$11,074	$9,751
Taxable securities	1,313	1,430
Non-taxable securities(b)	410	458
Total investment securities(a)	1,723	1,888
Trading assets	2,103	1,858
Federal funds sold and securities purchased under resale agreements	731	526
Securities borrowed(c)	62	(44)
Deposits with banks	1,321	725
All other interest-earning assets(d)	681	338
Total interest income	17,695	15,042
Interest expense
Interest-bearing deposits	1,060	483
Federal funds purchased and securities loaned or sold under repurchase agreements	578	293
Short-term borrowings(e)	209	73
Trading liabilities – debt and all other interest-bearing liabilities(f)	660	405
Long-term debt	1,753	1,589
Beneficial interest issued by consolidated VIEs	123	135
Total interest expense	4,383	2,978
Net interest income	13,312	12,064
Provision for credit losses	1,165	1,315
Net interest income after provision for credit losses	$12,147	$10,749

(a)	Includes the amortization/accretion of unearned income (e.g., purchase premiums/discounts, net deferred fees/costs, etc.).

(b)	Represents securities which are tax-exempt for U.S. federal income tax purposes.

(c)
Negative interest income is related to client-driven demand for certain securities combined with the impact of low interest rates. This is matched book activity and the negative interest expense on the corresponding securities loaned is recognized in interest expense.

(d)
Includes held-for-investment margin loans, which are classified in accrued interest and accounts receivable, and all other interest-earning assets included in other assets on the Consolidated balance sheets.

(e)	Includes commercial paper.

(f)	Other interest-bearing liabilities include brokerage customer payables.

Note 7 – Pension and other postretirement employee benefit plans
For a discussion of JPMorgan Chase’s pension and OPEB plans, see Note 8 of JPMorgan Chase’s 2017 Annual Report.
The following table presents the components of net periodic benefit costs reported in the Consolidated statements of income for the Firm’s U.S. and non-U.S. defined benefit pension, defined contribution and OPEB plans.

	Defined benefit pension plans		OPEB plans

Three months ended March 31, (in millions)	2018	2017	2018	2017
Components of net periodic benefit cost
Benefits earned during the period	$90	$82	$—	$—
Interest cost on benefit obligations	139	149	6	7
Expected return on plan assets	(248)	(241)	(26)	(24)
Amortization:
Net (gain)/loss	26	62	—	—
Prior service cost/(credit)	(6)	(9)	—	—
Settlement	—	(3)	—	—
Net periodic defined benefit cost(a)	1	40	(20)	(17)
Other defined benefit pension plans(b)	6	4	NA	NA
Total defined benefit plans	7	44	(20)	(17)
Total defined contribution plans	210	186	NA	NA
Total pension and OPEB cost included in noninterest expense	$217	$230	$(20)	$(17)

(a)
Effective January 1, 2018, benefits earned during the period are reported in compensation expense; all other components of net periodic defined benefit costs are reported within other expense in the Consolidated statements of income. For additional information, see Note 1.

(b)	Includes various defined benefit pension plans which are individually immaterial.
The following table presents the fair values of plan assets for the U.S. defined benefit pension and OPEB plans and for the material non-U.S. defined benefit pension plans:

(in billions)	March 31, 2018	December 31, 2017
Fair value of plan assets
Defined benefit pension plans	$19.5	$19.6
OPEB plans	2.7	2.8
There are no expected contributions to the U.S. defined benefit pension plan for 2018.

Note 8 – Employee share-based incentives
For a discussion of the accounting policies and other information relating to employee share-based incentives, see Note 9 of JPMorgan Chase’s 2017 Annual Report.
The Firm recognized the following noncash compensation expense related to its various employee share-based incentive plans in its Consolidated statements of income.

	Three months ended March 31,
(in millions)	2018	2017
Cost of prior grants of RSUs, stock appreciation rights (“SARs”) and performance share units (“PSUs”) that are amortized over their applicable vesting periods	$398	$310
Accrual of estimated costs of share-based awards to be granted in future periods including those to full-career eligible employees	308	291
Total noncash compensation expense related to employee share-based incentive plans	$706	$601
In the first quarter of 2018, in connection with its annual incentive grant for the 2017 performance year, the Firm granted 17 million RSUs and 516 thousand PSUs with weighted-average grant date fair value of $111.17 per RSU and $110.46 per PSU.

Note 9 – Investment securities
Investment securities consist of debt securities that are classified as AFS or HTM. Debt securities classified as trading assets are discussed in Note 2. Predominantly all of the Firm’s AFS and HTM securities are held by Treasury and CIO in connection with its asset-liability management activities. At March 31, 2018, the investment securities portfolio consisted of debt securities with an average credit rating of AA+ (based upon external ratings where available, and where not available, based primarily upon internal ratings which correspond to ratings as defined by S&P and Moody’s). For additional information regarding the investment securities portfolio, see Note 10 of JPMorgan Chase’s 2017 Annual Report.
As a result of the adoption of the premium amortization accounting guidance, premiums on purchased callable debt securities must be amortized to the earliest call date for debt securities with call features that are explicit, noncontingent and callable at fixed prices and on preset dates. The guidance primarily impacts obligations of U.S. states and municipalities held in the Firm’s investment securities portfolio. For additional information, see Notes 1 and 17.
As permitted by the new hedge accounting guidance, the Firm also elected to transfer U.S. government agency MBS, commercial MBS, and obligations of U.S. states and municipalities with a carrying value of $22.4 billion from HTM to AFS. The transfer of these investment securities resulted in the recognition of a net pre-tax unrealized gain of $221 million within AOCI. This transfer was a non-cash transaction. For additional information, see Notes 1 and 17.
The amortized costs and estimated fair values of the investment securities portfolio were as follows for the dates indicated.

	March 31, 2018				December 31, 2017
(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies(a)	$67,614	$633	$1,038	$67,209	$69,879	$736	$335	$70,280
Residential:
U.S.	7,659	166	26	7,799	8,193	185	14	8,364
Non-U.S.	2,686	118	—	2,804	2,882	122	1	3,003
Commercial	9,262	84	206	9,140	4,932	98	5	5,025
Total mortgage-backed securities	87,221	1,001	1,270	86,952	85,886	1,141	355	86,672
U.S. Treasury and government agencies	25,164	408	122	25,450	22,510	266	31	22,745
Obligations of U.S. states and municipalities	37,573	1,982	64	39,491	30,490	1,881	33	32,338
Certificates of deposit	60	—	—	60	59	—	—	59
Non-U.S. government debt securities	26,348	380	34	26,694	26,900	426	32	27,294
Corporate debt securities	2,191	79	2	2,268	2,657	101	1	2,757
Asset-backed securities:
Collateralized loan obligations	19,989	51	1	20,039	20,928	69	1	20,996
Other	8,149	75	32	8,192	8,764	77	24	8,817
Total available-for-sale debt securities	206,695	3,976	1,525	209,146	198,194	3,961	477	201,678
Available-for-sale equity securities(b)	—	—	—	—	547	—	—	547
Total available-for-sale securities	206,695	3,976	1,525	209,146	198,741	3,961	477	202,225
Held-to-maturity debt securities
Mortgage-backed securities:
U.S. government agencies(c)	24,197	124	189	24,132	27,577	558	40	28,095
Commercial	—	—	—	—	5,783	1	74	5,710
Total mortgage-backed securities	24,197	124	189	24,132	33,360	559	114	33,805
Obligations of U.S. states and municipalities	4,845	102	21	4,926	14,373	554	80	14,847
Total held-to-maturity debt securities	29,042	226	210	29,058	47,733	1,113	194	48,652
Total investment securities	$235,737	$4,202	$1,735	$238,204	$246,474	$5,074	$671	$250,877

(a)	Includes total U.S. government-sponsored enterprise obligations with fair values of $45.9 billion and $45.8 billion at March 31, 2018, and December 31, 2017, respectively.

(b)	Effective January 1, 2018, the Firm adopted the recognition and measurement guidance. Equity securities that were previously reported as AFS securities were reclassified to other assets upon adoption.

(c)	Included total U.S. government-sponsored enterprise obligations with amortized cost of $18.1 billion and $22.0 billion at March 31, 2018, and December 31, 2017, respectively.

Investment securities impairment
The following tables present the fair value and gross unrealized losses for investment securities by aging category at March 31, 2018, and December 31, 2017.

	Investment securities with gross unrealized losses
	Less than 12 months		12 months or more
March 31, 2018 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies	$34,422	$711	$7,033	$327	$41,455	$1,038
Residential:
U.S.	1,527	17	545	9	2,072	26
Non-U.S.	—	—	—	—	—	—
Commercial	3,457	123	1,712	83	5,169	206
Total mortgage-backed securities	39,406	851	9,290	419	48,696	1,270
U.S. Treasury and government agencies	4,129	94	364	28	4,493	122
Obligations of U.S. states and municipalities	2,244	24	1,276	40	3,520	64
Certificates of deposit	—	—	—	—	—	—
Non-U.S. government debt securities	4,953	12	1,196	22	6,149	34
Corporate debt securities	98	1	41	1	139	2
Asset-backed securities:
Collateralized loan obligations	907	1	—	—	907	1
Other	3,904	28	479	4	4,383	32
Total available-for-sale debt securities	55,641	1,011	12,646	514	68,287	1,525
Held-to-maturity securities
Mortgage-backed securities
U.S. government agencies	10,193	182	192	7	10,385	189
Commercial	—	—	—	—	—	—
Total mortgage-backed securities	10,193	182	192	7	10,385	189
Obligations of U.S. states and municipalities	489	4	683	17	1,172	21
Total held-to-maturity securities	10,682	186	875	24	11,557	210
Total investment securities with gross unrealized losses	$66,323	$1,197	$13,521	$538	$79,844	$1,735

	Investment securities with gross unrealized losses
	Less than 12 months		12 months or more
December 31, 2017 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale debt securities
Mortgage-backed securities:
U.S. government agencies	$36,037	$139	$7,711	$196	$43,748	$335
Residential:
U.S.	1,112	5	596	9	$1,708	14
Non-U.S.	—	—	266	1	266	1
Commercial	528	4	335	1	863	5
Total mortgage-backed securities	37,677	148	8,908	207	46,585	355
U.S. Treasury and government agencies	1,834	11	373	20	2,207	31
Obligations of U.S. states and municipalities	949	7	1,652	26	2,601	33
Certificates of deposit	—	—	—	—	—	—
Non-U.S. government debt securities	6,500	15	811	17	7,311	32
Corporate debt securities	—	—	52	1	52	1
Asset-backed securities:
Collateralized loan obligations	—	—	276	1	276	1
Other	3,521	20	720	4	4,241	24
Total available-for-sale debt securities	50,481	201	12,792	276	63,273	477
Held-to-maturity debt securities
Mortgage-backed securities
U.S. government agencies	4,070	38	205	2	4,275	40
Commercial	3,706	41	1,882	33	5,588	74
Total mortgage-backed securities	7,776	79	2,087	35	9,863	114
Obligations of U.S. states and municipalities	584	9	2,131	71	2,715	80
Total held-to-maturity securities	8,360	88	4,218	106	12,578	194
Total investment securities with gross unrealized losses	$58,841	$289	$17,010	$382	$75,851	$671
Gross unrealized losses
The Firm has recognized unrealized losses on investment securities that it intends to sell as OTTI. The Firm does not intend to sell any of the remaining investment securities with an unrealized loss in AOCI as of March 31, 2018, and it is not likely that the Firm will be required to sell these securities before recovery of their amortized cost basis. Except for the securities for which credit losses have been recognized in income, the Firm believes that the investment securities with an unrealized loss in AOCI as of March 31, 2018, are not other-than-temporarily impaired. For additional information on other-than-temporary impairment, see Note 10 of the JPMorgan Chase’s 2017 Annual Report.

Investment securities gains and losses
The following table presents realized gains and losses and OTTI from AFS securities that were recognized in income.

	Three months ended March 31,
(in millions)	2018	2017
Realized gains	$70	$149
Realized losses	(295)	(140)
OTTI losses	(20)	(12)
Net investment securities gains/(losses)	$(245)	$(3)

OTTI losses
Credit-related losses recognized in income	$—	$—
Investment securities the Firm intends to sell	(20)	(12)
Total OTTI losses recognized in income	$(20)	$(12)
Changes in the credit loss component of credit-impaired debt securities
The cumulative credit loss component, including any changes therein, of OTTI losses that have been recognized in income related to AFS securities that the Firm does not intend to sell was not material as of and during the three month periods ended March 31, 2018 and 2017.

Contractual maturities and yields
The following table presents the amortized cost and estimated fair value at March 31, 2018, of JPMorgan Chase’s investment securities portfolio by contractual maturity.

By remaining maturity March 31, 2018 (in millions)	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years(c)	Total
Available-for-sale debt securities
Mortgage-backed securities(a)
Amortized cost	276	431	5,837	80,677	$87,221
Fair value	281	436	5,953	80,282	$86,952
Average yield(b)	1.79%	2.28%	3.27%	3.40%	3.38%
U.S. Treasury and government agencies
Amortized cost	55	—	19,552	5,557	$25,164
Fair value	55	—	19,631	5,764	$25,450
Average yield(b)	1.46%	—%	2.34%	2.26%	2.32%
Obligations of U.S. states and municipalities
Amortized cost	64	801	2,474	34,234	$37,573
Fair value	64	816	2,576	36,035	$39,491
Average yield(b)	1.85%	3.46%	4.94%	4.94%	4.91%
Certificates of deposit
Amortized cost	60	—	—	—	$60
Fair value	60	—	—	—	$60
Average yield(b)	0.50%	—%	—%	—%	0.50%
Non-U.S. government debt securities
Amortized cost	4,853	13,831	7,664	—	$26,348
Fair value	4,855	13,999	7,840	—	$26,694
Average yield(b)	2.84%	1.63%	1.24%	—%	1.74%
Corporate debt securities
Amortized cost	110	882	1,056	143	$2,191
Fair value	110	909	1,098	151	$2,268
Average yield(b)	4.16%	4.04%	4.01%	3.39%	3.99%
Asset-backed securities
Amortized cost	—	3,109	10,038	14,991	$28,138
Fair value	—	3,083	10,048	15,100	$28,231
Average yield(b)	—%	2.12%	2.79%	2.53%	2.58%
Total available-for-sale debt securities
Amortized cost	$5,418	$19,054	$46,621	$135,602	$206,695
Fair value	$5,425	$19,243	$47,146	$137,332	$209,146
Average yield(b)	2.76%	1.92%	2.55%	3.65%	3.22%
Held-to-maturity debt securities
Mortgage-backed securities(a)
Amortized cost	—	—	282	23,915	$24,197
Fair value	—	—	281	23,851	$24,132
Average yield(b)	—%	—%	3.30%	3.32%	3.32%
Obligations of U.S. states and municipalities
Amortized cost	—	—	—	4,845	$4,845
Fair value	—	—	—	4,926	$4,926
Average yield(b)	—%	—%	—%	4.11%	4.11%
Total held-to-maturity securities
Amortized cost	$—	$—	$282	$28,760	$29,042
Fair value	$—	$—	$281	$28,777	$29,058
Average yield(b)	—%	—%	3.30%	3.45%	3.45%

(a)
As of March 31, 2018, mortgage-backed securities issued by Fannie Mae exceeded 10% of JPMorgan Chase’s total stockholders’ equity; the amortized cost and fair value of such securities was $51.7 billion and $51.8 billion, respectively.

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

(c)
Includes investment securities with no stated maturity. Substantially all of the Firm’s U.S. residential MBS and collateralized mortgage obligations are due in 10 years or more, based on contractual maturity. The estimated weighted-average life, which reflects anticipated future prepayments, is approximately 7 years for agency residential MBS, 3 years for agency residential collateralized mortgage obligations and 3 years for nonagency residential collateralized mortgage obligations.

Note 10 – Securities financing activities
For a discussion of accounting policies relating to securities financing activities, see Note 11 of JPMorgan Chase’s 2017 Annual Report. For further information regarding securities borrowed and securities lending agreements for which the fair value option has been elected, see Note 3. For further information regarding assets pledged and collateral received in securities financing agreements, see Note 21.
The table below summarizes the gross and net amounts of the Firm’s securities financing agreements as of March 31, 2018 and December 31, 2017. When the Firm has obtained an appropriate legal opinion with respect to the master netting agreement with a counterparty and where other relevant netting criteria under U.S. GAAP are met, the Firm nets, on the Consolidated balance sheets, the balances outstanding under its securities financing agreements with the same counterparty. In addition, the Firm exchanges securities and/or cash collateral with its counterparties; this collateral also reduces the economic exposure with the counterparty. Such collateral, along with securities financing balances that do not meet all these relevant netting criteria under U.S. GAAP, is presented as “Amounts not nettable on the Consolidated balance sheets,” and reduces the “Net amounts” presented below, if the Firm has an appropriate legal opinion with respect to the master netting agreement with the counterparty. Where a legal opinion has not been either sought or obtained, the securities financing balances are presented gross in the “Net amounts” below, and related collateral does not reduce the amounts presented.

	March 31, 2018
(in millions)	Gross amounts	Amounts netted on the Consolidated balance sheets	Amounts presented on the Consolidated balance sheets(b)	Amounts not nettable on the Consolidated balance sheets(c)	Net amounts(d)
Assets
Securities purchased under resale agreements	$529,164	$(281,634)	$247,530	$(238,149)	$9,381
Securities borrowed	131,750	(15,618)	116,132	(85,976)	30,156
Liabilities
Securities sold under repurchase agreements	$444,114	$(281,634)	$162,480	$(147,387)	$15,093
Securities loaned and other(a)	40,974	(15,618)	25,356	(25,028)	328

	December 31, 2017
(in millions)	Gross amounts	Amounts netted on the Consolidated balance sheets	Amounts presented on the Consolidated balance sheets(b)	Amounts not nettable on the Consolidated balance sheets(c)	Net amounts(d)
Assets
Securities purchased under resale agreements	$448,608	$(250,505)	$198,103	$(188,502)	$9,601
Securities borrowed	113,926	(8,814)	105,112	(76,805)	28,307
Liabilities
Securities sold under repurchase agreements	$398,218	$(250,505)	$147,713	$(129,178)	$18,535
Securities loaned and other(a)	27,228	(8,814)	18,414	(18,151)	263

(a)
Includes securities-for-securities lending transactions of $10.0 billion and $9.2 billion at March 31, 2018 and December 31, 2017, respectively, accounted for at fair value, where the Firm is acting as lender. These amounts are presented within other liabilities in the Consolidated balance sheets.

(b)
Includes securities financing agreements accounted for at fair value. At March 31, 2018 and December 31, 2017, included securities purchased under resale agreements of $13.5 billion and $14.7 billion, respectively and securities sold under agreements to repurchase of $735 million and $697 million, respectively. There were $3.0 billion of securities borrowed at both March 31, 2018 and December 31, 2017. There were no securities loaned accounted for at fair value in either period.

(c)
In some cases, collateral exchanged with a counterparty exceeds the net asset or liability balance with that counterparty. In such cases, the amounts reported in this column are limited to the related asset or liability with that counterparty.

(d)
Includes securities financing agreements that provide collateral rights, but where an appropriate legal opinion with respect to the master netting agreement has not been either sought or obtained. At March 31, 2018 and December 31, 2017, included $7.3 billion and $7.5 billion, respectively, of securities purchased under resale agreements; $28.2 billion and $25.5 billion, respectively, of securities borrowed; $13.6 billion and $16.5 billion, respectively, of securities sold under agreements to repurchase; and $19 million and $29 million, respectively, of securities loaned and other.

The tables below present as of March 31, 2018, and December 31, 2017 the types of financial assets pledged in securities financing agreements and the remaining contractual maturity of the securities financing agreements.

	Gross liability balance
	March 31, 2018		December 31, 2017
(in millions)	Securities sold under repurchase agreements	Securities loaned and other(a)	Securities sold under repurchase agreements	Securities loaned and other(a)
Mortgage-backed securities
U.S. government agencies	10,608	—	13,100	—
Residential - nonagency	1,932	—	2,972	—
Commercial - nonagency	1,224	—	1,594	—
U.S. Treasury and government agencies	200,550	46	177,581	14
Obligations of U.S. states and municipalities	1,397	—	1,557	—
Non-U.S. government debt	193,011	3,638	170,196	2,485
Corporate debt securities	14,847	418	14,231	287
Asset-backed securities	3,016	1	3,508	—
Equity securities	17,529	36,871	13,479	24,442
Total	$444,114	$40,974	$398,218	$27,228

	Remaining contractual maturity of the agreements
	Overnight and continuous			Greater than 90 days
March 31, 2018 (in millions)		Up to 30 days	30 – 90 days		Total
Total securities sold under repurchase agreements	$210,365	$154,243	$38,400	$41,106	$444,114
Total securities loaned and other(a)	31,051	765	2,773	6,385	40,974

	Remaining contractual maturity of the agreements
	Overnight and continuous			Greater than 90 days
December 31, 2017 (in millions)		Up to 30 days	30 – 90 days		Total
Total securities sold under repurchase agreements	$166,425	$156,434	$41,611	$33,748	$398,218
Total securities loaned and other(a)	22,876	375	2,328	1,649	27,228

(a)
Includes securities-for-securities lending transactions of $10.0 billion and $9.2 billion at March 31, 2018 and December 31, 2017, respectively, accounted for at fair value, where the Firm is acting as lender. These amounts are presented within other liabilities on the Consolidated balance sheets.

Transfers not qualifying for sale accounting
At both March 31, 2018, and December 31, 2017, the Firm held $1.5 billion of financial assets for which the rights have been transferred to third parties; however, the transfers did not qualify as a sale in accordance with U.S. GAAP. These transfers have been recognized as collateralized financing transactions. The transferred assets are recorded in trading assets and loans, and the corresponding liabilities are recorded predominantly in short-term borrowings on the Consolidated balance sheets.

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

For a detailed discussion of loans, including accounting policies, see Note 12 of JPMorgan Chase’s 2017 Annual Report. See Note 3 of this Form 10-Q for further information on the Firm’s elections of fair value accounting under the fair value option. See Note 2 of this Form 10-Q for information on loans carried at fair value and classified as trading assets.

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
Other consumer loans(d)
• Auto
• Consumer & Business Banking(e)
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

(g)	Includes loans to: individuals; SPEs; and private education and civic organizations. For more information on SPEs, see Note 14 of JPMorgan Chase’s 2017 Annual Report.
The following tables summarize the Firm’s loan balances by portfolio segment.

March 31, 2018	Consumer, excluding credit card	Credit card(a)	Wholesale	Total
(in millions)
Retained	$373,243	$140,348	$412,020	$925,611	(b)
Held-for-sale	152	66	5,687	5,905
At fair value	—	—	2,908	2,908
Total	$373,395	$140,414	$420,615	$934,424

December 31, 2017	Consumer, excluding credit card	Credit card(a)	Wholesale	Total
(in millions)
Retained	$372,553	$149,387	$402,898	$924,838	(b)
Held-for-sale	128	124	3,099	3,351
At fair value	—	—	2,508	2,508
Total	$372,681	$149,511	$408,505	$930,697

(a)	Includes accrued interest and fees net of an allowance for the uncollectible portion of accrued interest and fee income.

(b)
Loans (other than PCI loans and loans for which the fair value option has been elected) are presented net of unamortized discounts and premiums, and net deferred loan fees or costs. These amounts were not material as of March 31, 2018, and December 31, 2017.

The following table provides information about the carrying value of retained loans purchased, sold and reclassified to held-for-sale during the periods indicated. Loans reclassified to held-for sale are non-cash transactions. The Firm manages its exposure to credit risk on an ongoing basis. Selling loans is one way that the Firm reduces its credit exposures. Loans sold out of the held-for-sale portfolio are excluded from this table.

	2018					2017
Three months ended March 31, (in millions)	Consumer, excluding credit card		Credit card	Wholesale	Total	Consumer, excluding credit card		Credit card	Wholesale	Total
Purchases	$1,071	(a)(b)	$—	$1,098	$2,169	$940	(a)(b)	$—	$284	$1,224
Sales	481		—	3,689	4,170	590		—	2,447	3,037
Retained loans reclassified to held-for-sale	36		—	868	904	6,309	(c)	—	461	6,770

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

(b)
Excludes purchases of retained loans sourced through the correspondent origination channel and underwritten in accordance with the Firm’s standards. Such purchases were $3.6 billion and $5.4 billion for the three months ended March 31, 2018 and 2017, respectively.

(c)	Includes the Firm’s student loan portfolio which was sold in 2017.
The following table provides information about gains and losses on loan sales, including lower of cost or fair value adjustments, by portfolio segment.

	Three months ended March 31,
(in millions)	2018	2017
Net gains/(losses) on sales of loans (including lower of cost or fair value adjustments)(a)
Consumer, excluding credit card	$9	$(226)	(b)
Credit card	19	1
Wholesale	(2)	5
Total net gains on sales of loans (including lower of cost or fair value adjustments)	$26	$(220)

(a)	Excludes sales related to loans accounted for at fair value.

(b)	Includes the amounts related to the Firm’s student loan portfolio which was sold in 2017.
Consumer, excluding credit card loan portfolio
Consumer loans, excluding credit card loans, consist primarily of residential mortgages, home equity loans and lines of credit, auto loans and consumer and business banking loans, with a focus on serving the prime consumer credit market. The portfolio also includes home equity loans secured by junior liens, prime mortgage loans with an interest-only payment period, and certain payment-option loans that may result in negative amortization.

The accompanying table provides information about retained consumer loans, excluding credit card, by class. In 2017, the Firm sold its student loan portfolio.

(in millions)	March 31, 2018	December 31, 2017
Residential real estate – excluding PCI
Residential mortgage	$220,048	$216,496
Home equity	31,792	33,450
Other consumer loans
Auto	66,042	66,242
Consumer & Business Banking	25,856	25,789
Residential real estate – PCI
Home equity	10,332	10,799
Prime mortgage	6,259	6,479
Subprime mortgage	2,549	2,609
Option ARMs	10,365	10,689
Total retained loans	$373,243	$372,553
For further information on consumer credit quality indicators, see Note 12 of JPMorgan Chase’s 2017 Annual Report.

Residential real estate – excluding PCI loans
The following table provides information by class for residential real estate – excluding retained PCI loans.

Residential real estate – excluding PCI loans
(in millions, except ratios)	Residential mortgage		Home equity		Total residential real estate – excluding PCI
	Mar 31, 2018	Dec 31, 2017	Mar 31, 2018	Dec 31, 2017	Mar 31, 2018	Dec 31, 2017
Loan delinquency(a)
Current	$213,081	$208,713	$30,894	$32,391	$243,975	$241,104
30–149 days past due	3,176	4,234	498	671	3,674	4,905
150 or more days past due	3,791	3,549	400	388	4,191	3,937
Total retained loans	$220,048	$216,496	$31,792	$33,450	$251,840	$249,946
% of 30+ days past due to total retained loans(b)	0.62%	0.77%	2.82%	3.17%	0.90%	1.09%
90 or more days past due and government guaranteed(c)	$3,873	$4,172	$—	$—	$3,873	$4,172
Nonaccrual loans	2,240	2,175	1,585	1,610	3,825	3,785
Current estimated LTV ratios(d)(e)
Greater than 125% and refreshed FICO scores:
Equal to or greater than 660	$65	$37	$7	$10	$72	$47
Less than 660	18	19	2	3	20	22
101% to 125% and refreshed FICO scores:
Equal to or greater than 660	38	36	219	296	257	332
Less than 660	76	88	69	95	145	183
80% to 100% and refreshed FICO scores:
Equal to or greater than 660	3,477	4,369	1,410	1,676	4,887	6,045
Less than 660	410	483	476	569	886	1,052
Less than 80% and refreshed FICO scores:
Equal to or greater than 660	199,245	194,758	24,260	25,262	223,505	220,020
Less than 660	6,861	6,952	3,785	3,850	10,646	10,802
No FICO/LTV available	1,248	1,259	1,564	1,689	2,812	2,948
U.S. government-guaranteed	8,610	8,495	—	—	8,610	8,495
Total retained loans	$220,048	$216,496	$31,792	$33,450	$251,840	$249,946
Geographic region
California	$70,090	$68,855	$6,307	$6,582	$76,397	$75,437
New York	27,877	27,473	6,528	6,866	34,405	34,339
Illinois	14,644	14,501	2,396	2,521	17,040	17,022
Texas	12,848	12,508	1,946	2,021	14,794	14,529
Florida	9,797	9,598	1,750	1,847	11,547	11,445
New Jersey	7,166	7,142	1,850	1,957	9,016	9,099
Washington	7,175	6,962	975	1,026	8,150	7,988
Colorado	7,533	7,335	567	632	8,100	7,967
Massachusetts	6,310	6,323	279	295	6,589	6,618
Arizona	4,210	4,109	1,352	1,439	5,562	5,548
All other(f)	52,398	51,690	7,842	8,264	60,240	59,954
Total retained loans	$220,048	$216,496	$31,792	$33,450	$251,840	$249,946

(a)
Individual delinquency classifications include mortgage loans insured by U.S. government agencies as follows: current included $3.0 billion and $2.4 billion; 30–149 days past due included $2.5 billion and $3.2 billion; and 150 or more days past due included $3.1 billion and $2.9 billion at March 31, 2018, and December 31, 2017, respectively.

(b)
At March 31, 2018 and December 31, 2017, residential mortgage loans excluded mortgage loans insured by U.S. government agencies of $5.6 billion and $6.1 billion, respectively, that are 30 or more days past due. These amounts have been excluded based upon the government guarantee.

(c)
These balances, which are 90 days or more past due, were excluded from nonaccrual loans as the loans are guaranteed by U.S government agencies. Typically the principal balance of the loans is insured and interest is guaranteed at a specified reimbursement rate subject to meeting agreed-upon servicing guidelines. At March 31, 2018, and December 31, 2017, these balances included $1.4 billion and $1.5 billion, respectively, of loans that are no longer accruing interest based on the agreed-upon servicing guidelines. For the remaining balance, interest is being accrued at the guaranteed reimbursement rate. There were no loans that were not guaranteed by U.S. government agencies that are 90 or more days past due and still accruing interest at March 31, 2018, and December 31, 2017.

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

(e)	Refreshed FICO scores represent each borrower’s most recent credit score, which is obtained by the Firm on at least a quarterly basis.

(f)	At March 31, 2018, and December 31, 2017, included mortgage loans insured by U.S. government agencies of $8.6 billion and $8.5 billion, respectively.

The following table represents the Firm’s delinquency statistics for junior lien home equity loans and lines as of March 31, 2018, and December 31, 2017.

	Total loans		Total 30+ day delinquency rate
(in millions, except ratios)	Mar 31, 2018	Dec 31, 2017	Mar 31, 2018	Dec 31, 2017

HELOCs:(a)
Within the revolving period(b)	$5,645	$6,363	0.32%	0.50%
Beyond the revolving period	13,207	13,532	3.04	3.56
HELOANs	1,280	1,371	2.89	3.50
Total	$20,132	$21,266	2.27%	2.64%

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

Impaired loans
The table below sets forth information about the Firm’s residential real estate impaired loans, excluding PCI loans. These loans are considered to be impaired as they have been modified in a TDR. All impaired loans are evaluated for an asset-specific allowance as described in Note 13 of JPMorgan Chase’s 2017 Annual Report.

(in millions)	Residential mortgage		Home equity		Total residential real estate – excluding PCI
	Mar 31, 2018	Dec 31, 2017	Mar 31, 2018	Dec 31, 2017	Mar 31, 2018	Dec 31, 2017
Impaired loans
With an allowance	$4,324	$4,407	$1,236	$1,236	$5,560	$5,643
Without an allowance(a)	1,221	1,213	877	882	2,098	2,095
Total impaired loans(b)(c)	$5,545	$5,620	$2,113	$2,118	$7,658	$7,738
Allowance for loan losses related to impaired loans	$77	$62	$118	$111	$195	$173
Unpaid principal balance of impaired loans(d)	7,618	7,741	3,656	3,701	11,274	11,442
Impaired loans on nonaccrual status(e)	1,796	1,743	1,057	1,032	2,853	2,775

(a)
Represents collateral-dependent residential real estate loans that are charged off to the fair value of the underlying collateral less cost to sell. The Firm reports, in accordance with regulatory guidance, residential real estate loans that have been discharged under Chapter 7 bankruptcy and not reaffirmed by the borrower (“Chapter 7 loans”) as collateral-dependent nonaccrual TDRs, regardless of their delinquency status. At March 31, 2018, Chapter 7 residential real estate loans included approximately 14% of residential mortgages and 11% of home equity that were 30 days or more past due.

(b)
At March 31, 2018, and December 31, 2017, $4.2 billion and $3.8 billion, respectively, of loans modified subsequent to repurchase from Ginnie Mae in accordance with the standards of the appropriate government agency (i.e., FHA, VA, RHS) are not included in the table above. When such loans perform subsequent to modification in accordance with Ginnie Mae guidelines, they are generally sold back into Ginnie Mae loan pools. Modified loans that do not re-perform become subject to foreclosure.

(c)	Predominantly all residential real estate impaired loans, excluding PCI loans, are in the U.S.

(d)
Represents the contractual amount of principal owed at March 31, 2018, and December 31, 2017. The unpaid principal balance differs from the impaired loan balances due to various factors including charge-offs, net deferred loan fees or costs, and unamortized discounts or premiums on purchased loans.

(e)
As of March 31, 2018 and December 31, 2017, nonaccrual loans included $2.3 billion and $2.2 billion, respectively, of TDRs for which the borrowers were less than 90 days past due. For additional information about loans modified in a TDR that are on nonaccrual status refer to the Loan accounting framework in Note 12 of JPMorgan Chase’s 2017 Annual Report.

The following table presents average impaired loans and the related interest income reported by the Firm.

Three months ended March 31, (in millions)	Average impaired loans		Interest income on impaired loans(a)		Interest income on impaired loans on a cash basis(a)
	2018	2017	2018	2017	2018	2017
Residential mortgage	$5,608	$5,977	$70	$73	$19	$19
Home equity	2,123	2,250	32	31	21	20
Total residential real estate – excluding PCI	$7,731	$8,227	$102	$104	$40	$39

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

The following table presents new TDRs reported by the Firm.

	Three months ended March 31,
(in millions)	2018	2017
Residential mortgage	$147	$72
Home equity	103	81
Total residential real estate – excluding PCI	$250	$153
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

Three months ended March 31,					Total residential real estate – excluding PCI
	Residential mortgage		Home equity
	2018	2017	2018	2017	2018	2017
Number of loans approved for a trial modification	299	456	460	743	759	1,199
Number of loans permanently modified	969	783	1,798	1,217	2,767	2,000
Concession granted:(a)
Interest rate reduction	20%	82%	49%	85%	39%	84%
Term or payment extension	28	89	51	90	43	90
Principal and/or interest deferred	57	10	25	18	36	15
Principal forgiveness	6	19	5	9	5	13
Other(b)	49	30	60	11	56	19

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

Financial effects of modifications and redefaults
The following table provides information about the financial effects of the various concessions granted in modifications of residential real estate loans, excluding PCI loans, under the loss mitigation programs described above and about redefaults of certain loans modified in TDRs for the periods presented. The following table presents only the financial effects of permanent modifications and does not include temporary concessions offered through trial modifications. This table also excludes Chapter 7 loans where the sole concession granted is the discharge of debt.

Three months ended March 31, (in millions, except weighted-average data)	Residential mortgage		Home equity		Total residential real estate – excluding PCI
	2018	2017	2018	2017	2018	2017
Weighted-average interest rate of loans with interest rate reductions – before TDR	5.11%	5.36%	5.11%	4.63%	5.11%	5.03%
Weighted-average interest rate of loans with interest rate reductions – after TDR	3.45	2.90	3.05	2.45	3.19	2.70
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – before TDR	24	24	19	20	21	22
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – after TDR	36	38	38	39	37	38
Charge-offs recognized upon permanent modification	$—	$1	$1	$1	$1	$2
Principal deferred	6	3	2	5	8	8
Principal forgiven	3	5	2	2	5	7
Balance of loans that redefaulted within one year of permanent modification(a)	$23	$32	$15	$11	$38	$43

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

At March 31, 2018, the weighted-average estimated remaining lives of residential real estate loans, excluding PCI loans, permanently modified in TDRs were 9 years for residential mortgage and 8 years for home equity. The estimated remaining lives of these loans reflect estimated prepayments, both voluntary and involuntary (i.e., foreclosures and other forced liquidations).

Active and suspended foreclosure
At March 31, 2018, and December 31, 2017, the Firm had non-PCI residential real estate loans, excluding those insured by U.S. government agencies, with a carrying value of $822 million and $787 million, respectively, that were not included in REO, but were in the process of active or suspended foreclosure.

Other consumer loans
The table below provides information for other consumer retained loan classes, including auto and business banking loans.

(in millions, except ratios)	Auto		Consumer & Business Banking		Total other consumer
	Mar 31, 2018	Dec 31, 2017	Mar 31, 2018	Dec 31, 2017	Mar 31, 2018	Dec 31, 2017
Loan delinquency
Current	$65,574	$65,651	$25,570	$25,454	$91,144	$91,105
30–119 days past due	462	584	165	213	627	797
120 or more days past due	6	7	121	122	127	129
Total retained loans	$66,042	$66,242	$25,856	$25,789	$91,898	$92,031
% of 30+ days past due to total retained loans	0.71%	0.89%	1.11%	1.30%	0.82%	1.01%
Nonaccrual loans(a)	127	141	274	283	401	424
Geographic region
California	$8,540	$8,445	$5,088	$5,032	$13,628	$13,477
Texas	6,866	7,013	2,955	2,916	9,821	9,929
New York	4,070	4,023	4,174	4,195	8,244	8,218
Illinois	3,888	3,916	2,014	2,017	5,902	5,933
Florida	3,386	3,350	1,391	1,424	4,777	4,774
Arizona	2,155	2,221	1,415	1,383	3,570	3,604
Ohio	2,095	2,105	1,357	1,380	3,452	3,485
Michigan	1,458	1,418	1,348	1,357	2,806	2,775
New Jersey	2,044	2,044	721	721	2,765	2,765
Louisiana	1,628	1,656	877	849	2,505	2,505
All other	29,912	30,051	4,516	4,515	34,428	34,566
Total retained loans	$66,042	$66,242	$25,856	$25,789	$91,898	$92,031
Loans by risk ratings(b)
Noncriticized	$15,691	$15,604	$18,060	$17,938	$33,751	$33,542
Criticized performing	225	93	800	791	1,025	884
Criticized nonaccrual	8	9	210	213	218	222

(a)	There were no loans that were 90 or more days past due and still accruing interest at March 31, 2018, and December 31, 2017.

(b)	For risk-rated business banking and auto loans, the primary credit quality indicator is the risk rating of the loan, including whether the loans are considered to be criticized and/or nonaccrual.

Other consumer impaired loans and loan
modifications
The table below sets forth information about the Firm’s other consumer impaired loans, including risk-rated business banking and auto loans that have been placed on nonaccrual status, and loans that have been modified in TDRs.

(in millions)	March 31, 2018	December 31, 2017
Impaired loans
With an allowance	$269	$272
Without an allowance(a)	26	26
Total impaired loans(b)(c)	$295	$298
Allowance for loan losses related to impaired loans	$71	$73
Unpaid principal balance of impaired loans(d)	401	402
Impaired loans on nonaccrual status	266	268

(a)
When discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, the loan does not require an allowance. This typically occurs when the impaired loans have been partially charged off and/or there have been interest payments received and applied to the loan balance.

(b)	Predominantly all other consumer impaired loans are in the U.S.

(c)
Other consumer average impaired loans were $298 million and $650 million for the three months ended March 31, 2018 and 2017, respectively. The related interest income on impaired loans, including those on a cash basis, was not material for the three months ended March 31, 2018 and 2017.

(d)
Represents the contractual amount of principal owed at March 31, 2018, and December 31, 2017. The unpaid principal balance differs from the impaired loan balances due to various factors, including charge-offs, interest payments received and applied to the principal balance, net deferred loan fees or costs, and unamortized discounts or premiums on purchased loans.

Loan modifications
Certain other consumer loan modifications are considered to be TDRs as they provide various concessions to borrowers who are experiencing financial difficulty. All of these TDRs are reported as impaired loans. See Note 12 of JPMorgan Chase’s 2017 Annual Report for further information on other consumer loans modified in TDRs.
Other consumer loans modified in TDRs were $100 million and $102 million for the three months ended March 31, 2018 and December 31, 2017, respectively. New TDRs, as well as the impact of these modifications were not material to the Firm for the three months ended March 31, 2018 and 2017. Additional commitments to lend to borrowers whose loans have been modified in TDRs as of March 31, 2018 and December 31, 2017 were not material. TDRs on nonaccrual status were $71 million and $72 million for the three months ended March 31, 2018 and December 31, 2017, respectively.

Purchased credit-impaired loans
For a detailed discussion of PCI loans, including the related accounting policies, see Note 12 of JPMorgan Chase’s 2017 Annual Report.
Residential real estate – PCI loans
The table below sets forth information about the Firm’s consumer, excluding credit card, PCI loans.

(in millions, except ratios)	Home equity		Prime mortgage		Subprime mortgage		Option ARMs		Total PCI
	Mar 31, 2018	Dec 31, 2017	Mar 31, 2018	Dec 31, 2017	Mar 31, 2018	Dec 31, 2017	Mar 31, 2018	Dec 31, 2017	Mar 31, 2018	Dec 31, 2017
Carrying value(a)	$10,332	$10,799	$6,259	$6,479	$2,549	$2,609	$10,365	$10,689	$29,505	$30,576
Loan delinquency (based on unpaid principal balance)
Current	$9,882	$10,272	$5,662	$5,839	$2,630	$2,640	$9,409	$9,662	$27,583	$28,413
30–149 days past due	271	356	293	336	298	381	447	547	1,309	1,620
150 or more days past due	368	392	328	327	195	176	693	689	1,584	1,584
Total loans	$10,521	$11,020	$6,283	$6,502	$3,123	$3,197	$10,549	$10,898	$30,476	$31,617
% of 30+ days past due to total loans	6.07%	6.79%	9.88%	10.20%	15.79%	17.42%	10.81%	11.34%	9.49%	10.13%
Current estimated LTV ratios (based on unpaid principal balance)(b)(c)
Greater than 125% and refreshed FICO scores:
Equal to or greater than 660	$28	$33	$3	$4	$3	$2	$5	$6	$39	$45
Less than 660	16	21	12	16	18	20	8	9	54	66
101% to 125% and refreshed FICO scores:
Equal to or greater than 660	230	274	13	16	14	20	41	43	298	353
Less than 660	104	132	40	42	64	75	61	71	269	320
80% to 100% and refreshed FICO scores:
Equal to or greater than 660	1,065	1,195	177	221	106	119	249	316	1,597	1,851
Less than 660	493	559	193	230	273	309	323	371	1,282	1,469
Lower than 80% and refreshed FICO scores:
Equal to or greater than 660	5,980	6,134	3,478	3,551	893	895	6,027	6,113	16,378	16,693
Less than 660	2,054	2,095	2,063	2,103	1,608	1,608	3,391	3,499	9,116	9,305
No FICO/LTV available	551	577	304	319	144	149	444	470	1,443	1,515
Total unpaid principal balance	$10,521	$11,020	$6,283	$6,502	$3,123	$3,197	$10,549	$10,898	$30,476	$31,617
Geographic region (based on unpaid principal balance)
California	$6,256	$6,555	$3,599	$3,716	$778	$797	$6,022	$6,225	$16,655	$17,293
Florida	1,092	1,137	409	428	291	296	850	878	2,642	2,739
New York	586	607	445	457	326	330	609	628	1,966	2,022
Washington	500	532	128	135	59	61	229	238	916	966
Illinois	262	273	196	200	158	161	243	249	859	883
New Jersey	233	242	174	178	108	110	325	336	840	866
Massachusetts	74	79	143	149	95	98	300	307	612	633
Maryland	55	57	125	129	128	132	225	232	533	550
Virginia	63	66	118	123	50	51	273	280	504	520
Arizona	193	203	100	106	58	60	151	156	502	525
All other	1,207	1,269	846	881	1,072	1,101	1,322	1,369	4,447	4,620
Total unpaid principal balance	$10,521	$11,020	$6,283	$6,502	$3,123	$3,197	$10,549	$10,898	$30,476	$31,617

(a)	Carrying value includes the effect of fair value adjustments that were applied to the consumer PCI portfolio at the date of acquisition.

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

(c)	Refreshed FICO scores represent each borrower’s most recent credit score, which is obtained by the Firm on at least a quarterly basis.

Approximately 25% of the PCI home equity portfolio are senior lien loans; the remaining balance are junior lien HELOANs or HELOCs. The following table sets forth delinquency statistics for PCI junior lien home equity loans and lines of credit based on the unpaid principal balance as of March 31, 2018, and December 31, 2017.

	Total loans		Total 30+ day delinquency rate
(in millions, except ratios)	Mar 31, 2018	Dec 31, 2017	Mar 31, 2018	Dec 31, 2017

HELOCs:(a)
Within the revolving period(b)	$10	$51	10.00%	1.96%
Beyond the revolving period(c)	7,542	7,875	4.00	4.63
HELOANs	338	360	4.14	5.28
Total	$7,890	$8,286	4.02%	4.65%

(a)	In general, these HELOCs are revolving loans for a 10-year period, after which time the HELOC converts to an interest-only loan with a balloon payment at the end of the loan’s term.

(b)	Substantially all undrawn HELOCs within the revolving period have been closed.

(c)	Includes loans modified into fixed rate amortizing loans.
The table below sets forth the accretable yield activity for the Firm’s PCI consumer loans for the three months ended March 31, 2018 and 2017, and represents the Firm’s estimate of gross interest income expected to be earned over the remaining life of the PCI loan portfolios. The table excludes the cost to fund the PCI portfolios, and therefore the accretable yield does not represent net interest income expected to be earned on these portfolios.

	Total PCI
(in millions, except ratios)	Three months ended March 31,
	2018	2017
Beginning balance	$11,159	$11,768
Accretion into interest income	(328)	(359)
Changes in interest rates on variable-rate loans	280	116
Other changes in expected cash flows(a)	(861)	1,597
Balance at March 31	$10,250	$13,122
Accretable yield percentage	4.78%	4.36%

(a)
Other changes in expected cash flows may vary from period to period as the Firm continues to refine its cash flow model, for example cash flows expected to be collected due to the impact of modifications and changes in prepayment assumptions.

Active and suspended foreclosure
At both March 31, 2018, and December 31, 2017, the Firm had PCI residential real estate loans with an unpaid principal balance of $1.3 billion that were not included in REO, but were in the process of active or suspended foreclosure.

Credit card loan portfolio
For further information on the credit card loan portfolio, including credit quality indicators, see Note 12 of JPMorgan Chase’s 2017 Annual Report.
The table below sets forth information about the Firm’s credit card loans.

(in millions, except ratios)	March 31, 2018	December 31, 2017
Loan delinquency
Current and less than 30 days past due and still accruing	$137,799	$146,704
30–89 days past due and still accruing	1,211	1,305
90 or more days past due and still accruing	1,338	1,378
Total retained credit card loans	$140,348	$149,387
Loan delinquency ratios
% of 30+ days past due to total retained loans	1.82%	1.80%
% of 90+ days past due to total retained loans	0.95	0.92
Credit card loans by geographic region
California	$20,974	$22,245
Texas	13,541	14,200
New York	12,258	13,021
Florida	8,674	9,138
Illinois	8,057	8,585
New Jersey	6,036	6,506
Ohio	4,631	4,997
Pennsylvania	4,511	4,883
Colorado	3,793	4,006
Michigan	3,546	3,826
All other	54,327	57,980
Total retained credit card loans	$140,348	$149,387
Percentage of portfolio based on carrying value with estimated refreshed FICO scores
Equal to or greater than 660	83.5%	84.0%
Less than 660	15.6	14.6
No FICO available	0.9	1.4

Credit card impaired loans and loan modifications
For a detailed discussion of impaired credit card loans, including credit card loan modifications, see Note 12 of JPMorgan Chase’s 2017 Annual Report.
The table below sets forth information about the Firm’s impaired credit card loans. All of these loans are considered to be impaired as they have been modified in TDRs.

(in millions)	March 31, 2018	December 31, 2017
Impaired credit card loans with an allowance(a)(b)
Credit card loans with modified payment terms(c)	$1,173	$1,135
Modified credit card loans that have reverted to pre-modification payment terms(d)	68	80
Total impaired credit card loans(e)	$1,241	$1,215
Allowance for loan losses related to impaired credit card loans	$393	$383

(a)	The carrying value and the unpaid principal balance are the same for credit card impaired loans.

(b)	There were no impaired loans without an allowance.

(c)	Represents credit card loans outstanding to borrowers enrolled in a credit card modification program as of the date presented.

(d)	Represents credit card loans that were modified in TDRs but that have subsequently reverted back to the loans’ pre-modification payment terms.
At March 31, 2018, and December 31, 2017, $34 million and $43 million, respectively, of loans have reverted back to the pre-modification payment terms of the loans due to noncompliance with the terms of the modified loans. The remaining $34 million and $37 million at March 31, 2018, and December 31, 2017, respectively, of these loans are to borrowers who have successfully completed a short-term modification program. The Firm continues to report these loans as TDRs since the borrowers’ credit lines remain closed.

(e)	Predominantly all impaired credit card loans are in the U.S.
The following table presents average balances of impaired credit card loans and interest income recognized on those loans.

	Three months ended March 31,
(in millions)	2018	2017
Average impaired credit card loans	$1,224	$1,228
Interest income on impaired credit card loans	15	14
Loan modifications
The Firm may offer one of a number of loan modification programs to credit card borrowers who are experiencing financial difficulty. Most of these loans have been modified under long-term programs for borrowers who are experiencing financial difficulties. Modifications under long-term programs involve placing the customer on a fixed payment plan, generally for 60 months. Substantially all modifications are considered to be TDRs. New enrollments in these loan modification programs were $223 million and $185 million for the three months ended March 31, 2018 and 2017, respectively. For additional information about credit card loan modifications, see Note 12 of JPMorgan Chase’s 2017 Annual Report.

Financial effects of modifications and redefaults
The following table provides information about the financial effects of the concessions granted on credit card loans modified in TDRs and redefaults for the periods presented.

(in millions, except weighted-average data)	Three months ended March 31,
	2018	2017
Weighted-average interest rate of loans – before TDR	17.25%	16.16%
Weighted-average interest rate of loans – after TDR	5.20	4.77
Loans that redefaulted within one year of modification(a)	$2	$21

(a)
Represents loans modified in TDRs that experienced a payment default in the periods presented, and for which the payment default occurred within one year of the modification. The amounts presented represent the balance of such loans as of the end of the quarter in which they defaulted.

For credit card loans modified in TDRs, a substantial portion of these loans are expected to be charged-off in accordance with the Firm’s standard charge-off policy. Based on historical experience, the estimated weighted-average default rate for modified credit card loans was expected to be 31.67% and 31.54% as of March 31, 2018, and December 31, 2017, respectively.

Wholesale loan portfolio
Wholesale loans include loans made to a variety of clients, ranging from large corporate and institutional clients to high-net-worth individuals. The primary credit quality indicator for wholesale loans is the risk rating assigned to each loan. For further information on these risk ratings, see Note 12 and Note 13 of JPMorgan Chase’s 2017 Annual Report.

The table below provides information by class of receivable for the retained loans in the Wholesale portfolio segment.

	Commercial and industrial		Real estate		Financial institutions		Government agencies		Other(d)		Total retained loans
(in millions, except ratios)	Mar 31, 2018	Dec 31, 2017	Mar 31, 2018	Dec 31, 2017	Mar 31, 2018	Dec 31, 2017	Mar 31, 2018	Dec 31, 2017	Mar 31, 2018	Dec 31, 2017	Mar 31, 2018	Dec 31, 2017
Loans by risk ratings
Investment-grade	$68,705	$68,071	$99,185	$98,467	$27,424	$26,791	$15,135	$15,140	$106,356	$103,212	$316,805	$311,681
Noninvestment-grade:
Noncriticized	49,917	46,558	14,094	14,335	13,781	13,071	332	369	11,360	9,988	89,484	84,321
Criticized performing	3,283	3,983	620	710	98	210	—	—	136	259	4,137	5,162
Criticized nonaccrual	1,249	1,357	144	136	2	2	—	—	199	239	1,594	1,734
Total noninvestment- grade	54,449	51,898	14,858	15,181	13,881	13,283	332	369	11,695	10,486	95,215	91,217
Total retained loans	$123,154	$119,969	$114,043	$113,648	$41,305	$40,074	$15,467	$15,509	$118,051	$113,698	$412,020	$402,898
% of total criticized exposure to total retained loans	3.68%	4.45%	0.67%	0.74%	0.24%	0.53%	—%	—%	0.28%	0.44%	1.39%	1.71%
% of criticized nonaccrual to total retained loans	1.01	1.13	0.13	0.12	—	—	—	—	0.17	0.21	0.39	0.43

Loans by geographic distribution(a)
Total non-U.S.	$30,538	$28,470	$3,127	$3,101	$17,842	$16,790	$3,119	$2,906	$47,352	$44,112	$101,978	$95,379
Total U.S.	92,616	91,499	110,916	110,547	23,463	23,284	12,348	12,603	70,699	69,586	310,042	307,519
Total retained loans	$123,154	$119,969	$114,043	$113,648	$41,305	$40,074	$15,467	$15,509	$118,051	$113,698	$412,020	$402,898

Loan delinquency(b)
Current and less than 30 days past due and still accruing	$121,703	$118,288	$113,761	$113,258	$41,267	$40,042	$15,451	$15,493	$116,632	$112,559	$408,814	$399,640
30–89 days past due and still accruing	178	216	131	242	32	15	13	12	1,220	898	1,574	1,383
90 or more days past due and still accruing(c)	24	108	7	12	4	15	3	4	—	2	38	141
Criticized nonaccrual	1,249	1,357	144	136	2	2	—	—	199	239	1,594	1,734
Total retained loans	$123,154	$119,969	$114,043	$113,648	$41,305	$40,074	$15,467	$15,509	$118,051	$113,698	$412,020	$402,898

(a)	The U.S. and non-U.S. distribution is determined based predominantly on the domicile of the borrower.

(b)
The credit quality of wholesale loans is assessed primarily through ongoing review and monitoring of an obligor’s ability to meet contractual obligations rather than relying on the past due status, which is generally a lagging indicator of credit quality. For a further discussion, see Note 12 of JPMorgan Chase’s 2017 Annual Report.

(c)	Represents loans that are considered well-collateralized and therefore still accruing interest.

(d)	Other includes individuals, SPEs, holding companies, private education and civic organizations. For more information on SPEs, see Note 14 of JPMorgan Chase’s 2017 Annual Report.

The following table presents additional information on the real estate class of loans within the Wholesale portfolio for the periods indicated. For further information on real estate loans, see Note 12 of JPMorgan Chase’s 2017 Annual Report.

(in millions, except ratios)	Multifamily		Other commercial		Total real estate loans
	Mar 31, 2018	Dec 31, 2017	Mar 31, 2018	Dec 31, 2017	Mar 31, 2018	Dec 31, 2017
Real estate retained loans	$77,846	$77,597	$36,197	$36,051	$114,043	$113,648
Criticized exposure	433	491	331	355	764	846
% of total criticized exposure to total real estate retained loans	0.56%	0.63%	0.91%	0.98%	0.67%	0.74%
Criticized nonaccrual	$47	$44	$97	$92	$144	$136
% of criticized nonaccrual loans to total real estate retained loans	0.06%	0.06%	0.27%	0.26%	0.13%	0.12%
Wholesale impaired loans and loan modifications
Wholesale impaired loans consist of loans that have been placed on nonaccrual status and/or that have been modified in a TDR. All impaired loans are evaluated for an asset-specific allowance as described in Note 13 of JPMorgan Chase’s 2017 Annual Report.
The table below sets forth information about the Firm’s wholesale impaired loans.

(in millions)	Commercial and industrial		Real estate		Financial institutions		Government agencies		Other		Total retained loans
	Mar 31, 2018	Dec 31, 2017	Mar 31, 2018	Dec 31, 2017	Mar 31, 2018	Dec 31, 2017	Mar 31, 2018	Dec 31, 2017	Mar 31, 2018	Dec 31, 2017	Mar 31, 2018		Dec 31, 2017
Impaired loans
With an allowance	$1,051	$1,170	$87	$78	$92	$93	$—	$—	$129	$168	$1,359		$1,509
Without an allowance(a)	240	228	59	60	—	—	—	—	69	70	368		358
Total impaired loans	$1,291	$1,398	$146	$138	$92	$93	$—	$—	$198	$238	$1,727	(c)	$1,867	(c)
Allowance for loan losses related to impaired loans	$407	$404	$16	$11	$4	$4	$—	$—	$47	$42	$474		$461
Unpaid principal balance of impaired loans(b)	1,468	1,604	218	201	92	94	—	—	439	255	2,217		2,154

(a)
When the discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, the loan does not require an allowance. This typically occurs when the impaired loans have been partially charged-off and/or there have been interest payments received and applied to the loan balance.

(b)
Represents the contractual amount of principal owed at March 31, 2018, and December 31, 2017. The unpaid principal balance differs from the impaired loan balances due to various factors, including charge-offs; interest payments received and applied to the carrying value; net deferred loan fees or costs; and unamortized discount or premiums on purchased loans.

(c)	Based upon the domicile of the borrower, largely consists of loans in the U.S.
The following table presents the Firm’s average impaired loans for the periods indicated.

	Three months ended March 31,
(in millions)	2018	2017
Commercial and industrial	$1,050	$1,097
Real estate	135	172
Financial institutions	17	4
Government agencies	—	—
Other	211	202
Total(a)	$1,413	$1,475

(a)	The related interest income on accruing impaired loans and interest income recognized on a cash basis were not material for the three months ended March 31, 2018 and 2017.

Certain loan modifications are considered to be TDRs as they provide various concessions to borrowers who are experiencing financial difficulty. All TDRs are reported as impaired loans in the tables above. TDRs were $913 million and $614 million as of March 31, 2018, and December 31, 2017, respectively.

Note 12 – Allowance for credit losses
For a detailed discussion of the allowance for credit losses and the related accounting policies, see Note 13 of JPMorgan Chase’s 2017 Annual Report. During the second quarter of 2017, the Firm refined its loss estimates relating to the wholesale portfolio by incorporating the use of internal historical data versus external credit rating agency default statistics to estimate PD. In addition, an adjustment to the modeled loss estimates for wholesale lending-related commitments was incorporated similar to the adjustment applied for wholesale loans. The impacts of these refinements were not material to the allowance for credit losses.
Allowance for credit losses and related information
The table below summarizes information about the allowances for loan losses and lending-related commitments, and includes a breakdown of loans and lending-related commitments by impairment methodology.

	2018					2017
Three months ended March 31, (in millions)	Consumer, excluding credit card	Credit card		Wholesale	Total	Consumer, excluding credit card		Credit card		Wholesale	Total
Allowance for loan losses
Beginning balance at January 1,	$4,579	$4,884		$4,141	$13,604	5,198		$4,034		$4,544	$13,776
Gross charge-offs	284	1,291		65	1,640	847		1,086		26	1,959
Gross recoveries	(138)	(121)		(46)	(305)	(159)		(93)		(53)	(305)
Net charge-offs	146	1,170		19	1,335	688		993		(27)	1,654
Write-offs of PCI loans(a)	20	—		—	20	24		—		—	24
Provision for loan losses	146	1,170		(189)	1,127	442		993		(119)	1,316
Other	1	—		(2)	(1)	(2)		—		1	(1)
Ending balance at March 31,	$4,560	$4,884		$3,931	$13,375	$4,926		$4,034		$4,453	$13,413

Allowance for loan losses by impairment methodology
Asset-specific(b)	$266	$393	(c)	$474	$1,133	$300		$373	(c)	$249	$922
Formula-based	2,089	4,491		3,457	10,037	2,339		3,661		4,204	10,204
PCI	2,205	—		—	2,205	2,287		—		—	2,287
Total allowance for loan losses	$4,560	$4,884		$3,931	$13,375	$4,926		$4,034		$4,453	$13,413

Loans by impairment methodology
Asset-specific	$7,953	$1,241		$1,727	$10,921	$8,604		$1,219		$1,681	$11,504
Formula-based	335,785	139,107		410,290	885,182	317,594		133,698		384,686	835,978
PCI	29,505	—		3	29,508	34,385		—		3	34,388
Total retained loans	$373,243	$140,348		$412,020	$925,611	$360,583		$134,917		$386,370	$881,870

Impaired collateral-dependent loans
Net charge-offs	$12	$—		$—	$12	$31		$—		$1	$32
Loans measured at fair value of collateral less cost to sell	2,135	—		262	2,397	2,345		—		264	2,609

Allowance for lending-related commitments
Beginning balance at January 1,	$33	$—		$1,035	$1,068	$26		$—		$1,052	$1,078
Provision for lending-related commitments	—	—		38	38	—		—		(1)	(1)
Other	—	—		1	1	—		—		—	—
Ending balance at March 31,	$33	$—		$1,074	$1,107	$26		$—		$1,051	$1,077

Allowance for lending-related commitments by impairment methodology
Asset-specific	$—	$—		$167	$167	$—		$—		$228	$228
Formula-based	33	—		907	940	26		—		823	849
Total allowance for lending-related commitments	$33	$—		$1,074	$1,107	$26		$—		$1,051	$1,077

Lending-related commitments by impairment methodology
Asset-specific	$—	$—		$746	$746	$—		$—		$882	$882
Formula-based	49,516	588,232		383,529	1,021,277	51,806	(d)	577,096		363,638	992,540	(d)
Total lending-related commitments	$49,516	$588,232		$384,275	$1,022,023	$51,806	(d)	$577,096		$364,520	$993,422	(d)

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

(d)	The prior period amounts have been revised to conform with the current period presentation.

Note 13 – Variable interest entities
For a further description of JPMorgan Chase’s accounting policies regarding consolidation of VIEs, see Note 1 of JPMorgan Chase’s 2017 Annual Report.
The following table summarizes the most significant types of Firm-sponsored VIEs by business segment.

Line of Business	Transaction Type	Activity	Form 10-Q page reference
CCB	Credit card securitization trusts	Securitization of originated credit card receivables	130
	Mortgage securitization trusts	Servicing and securitization of both originated and purchased residential mortgages	130–132
CIB	Mortgage and other securitization trusts	Securitization of both originated and purchased residential and commercial mortgages, and other consumer loans	130–132
	Multi-seller conduits	Assist clients in accessing the financial markets in a cost-efficient manner and structures transactions to meet investor needs	132
	Municipal bond vehicles	Financing of municipal bond investments	132
The Firm also invests in and provides financing and other services to VIEs sponsored by third parties. See page 133 of this Note for more information on the VIEs sponsored by third parties.
Significant Firm-sponsored VIEs
Credit card securitizations
For a more detailed discussion of JPMorgan Chase’s involvement with credit card securitizations, see Note 14 of JPMorgan Chase’s 2017 Annual Report.
As a result of the Firm’s continuing involvement, the Firm is considered to be the primary beneficiary of its Firm-sponsored credit card securitization trusts, including its primary vehicle, the Chase Issuance Trust. See the table on page 133 of this Note for further information on consolidated VIE assets and liabilities.

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
For a detailed discussion of the Firm’s involvement with Firm-sponsored mortgage and other securitization trusts, as well as the accounting treatment relating to such trusts, see Note 14 of JPMorgan Chase’s 2017 Annual Report.

The following table presents the total unpaid principal amount of assets held in Firm-sponsored private-label securitization entities, including those in which the Firm has continuing involvement, and those that are consolidated by the Firm. Continuing involvement includes servicing the loans, holding senior interests or subordinated interests (including amounts required to be held pursuant to credit risk retention rules), recourse or guarantee arrangements, and derivative transactions. In certain instances, the Firm’s only continuing involvement is servicing the loans. See Securitization activity on page 134 of this Note for further information regarding the Firm’s cash flows with and interests retained in nonconsolidated VIEs, and page 134 of this Note for information on the Firm’s loan sales to U.S. government agencies.

	Principal amount outstanding			JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
March 31, 2018 (in millions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	Investment securities	Other financial assets	Total interests held by JPMorgan Chase
Securitization-related(a)
Residential mortgage:
Prime/Alt-A and option ARMs	$67,150	$3,514	$51,840	$412	$876	$—	$1,288
Subprime	18,512	17	17,074	57	—	—	57
Commercial and other(b)	99,298	—	69,192	766	1,079	207	2,052
Total	$184,960	$3,531	$138,106	$1,235	$1,955	$207	$3,397

	Principal amount outstanding			JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
December 31, 2017 (in millions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	Investment securities	Other financial assets	Total interests held by JPMorgan Chase
Securitization-related(a)
Residential mortgage:
Prime/Alt-A and option ARMs	$68,874	$3,615	$52,280	$410	$943	$—	$1,353
Subprime	18,984	7	17,612	93	—	—	93
Commercial and other(b)	94,905	63	63,411	745	1,133	157	2,035
Total	$182,763	$3,685	$133,303	$1,248	$2,076	$157	$3,481

(a)	Excludes U.S. government agency securitizations and re-securitizations, which are not Firm-sponsored. See page 134 of this Note for information on the Firm’s loan sales to U.S. government agencies.

(b)	Consists of securities backed by commercial loans (predominantly real estate) and non-mortgage-related consumer receivables purchased from third parties.

(c)
Excludes the following: retained servicing (see Note 14 for a discussion of MSRs); securities retained from loan sales to U.S. government agencies; interest rate and foreign exchange derivatives primarily used to manage interest rate and foreign exchange risks of securitization entities (See Note 4 for further information on derivatives); senior and subordinated securities of $306 million and $31 million, respectively, at March 31, 2018, and $88 million and $48 million, respectively, at December 31, 2017, which the Firm purchased in connection with CIB’s secondary market-making activities.

(d)	Includes interests held in re-securitization transactions.

(e)
As of March 31, 2018, and December 31, 2017, 68% and 61%, respectively, of the Firm’s retained securitization interests, which are predominantly carried at fair value and include amounts required to be held pursuant to credit risk retention rules, were risk-rated “A” or better, on an S&P-equivalent basis. The retained interests in prime residential mortgages consisted of $1.3 billion of investment-grade for both periods, and $16 million and $48 million of noninvestment-grade retained interests at March 31, 2018, and December 31, 2017, respectively. The retained interests in commercial and other securitizations trusts consisted of $1.7 billion and $1.6 billion of investment-grade and $362 million and $412 million of noninvestment-grade retained interests at March 31, 2018, and December 31, 2017, respectively.

Residential mortgage
The Firm securitizes residential mortgage loans originated by CCB, as well as residential mortgage loans purchased from third parties by either CCB or CIB. For a more detailed description of the Firm’s involvement with residential mortgage securitizations, see Note 14 of JPMorgan Chase’s 2017 Annual Report. See the table on page 133 of this Note for more information on the consolidated residential mortgage securitizations, and the table on the previous page of this Note for further information on interests held in nonconsolidated residential mortgage securitizations.
Commercial mortgages and other consumer securitizations
CIB originates and securitizes commercial mortgage loans, and engages in underwriting and trading activities involving the securities issued by securitization trusts. For a more detailed description of the Firm’s involvement with commercial mortgage and other consumer securitizations, see Note 14 of JPMorgan Chase’s 2017 Annual Report. See the table on page 133 of this Note for more information on the consolidated commercial mortgage securitizations, and the table on the previous page of this Note for further information on interests held in nonconsolidated securitizations.
Re-securitizations
For a more detailed description of JPMorgan Chase’s participation in certain re-securitization transactions, see Note 14 of JPMorgan Chase’s 2017 Annual Report.
The following table presents the principal amount of securities transferred to re-securitization VIEs.

	Three months ended March 31,
(in millions)	2018	2017
Transfers of securities to VIEs
Agency	$4,786	$3,224
The following table presents information on nonconsolidated re-securitization VIEs.

	Nonconsolidated re-securitization VIEs
(in millions)	March 31, 2018	December 31, 2017
Firm-sponsored private-label
Assets held in VIEs with continuing involvement(a)	$722	$783
Interest in VIEs	15	29
Agency
Interest in VIEs	1,804	2,250

(a)	represents the principal amount and includes the notional amount of interest-only securities.
As of March 31, 2018, and December 31, 2017, the Firm did not consolidate any agency re-securitizations or any Firm-sponsored private-label re-securitizations.

Multi-seller conduits
For a more detailed description of JPMorgan Chase’s principal involvement with Firm-administered multi-seller conduits, see Note 14 of JPMorgan Chase’s 2017 Annual Report.
In the normal course of business, JPMorgan Chase makes markets in and invests in commercial paper issued by the Firm-administered multi-seller conduits. The Firm held $19.1 billion and $20.4 billion of the commercial paper issued by the Firm-administered multi-seller conduits at March 31, 2018, and December 31, 2017 respectively, which have been eliminated in consolidation. The Firm’s investments reflect the Firm’s funding needs and capacity and were not driven by market illiquidity. Other than the amounts required to be held pursuant to credit risk retention rules, the Firm is not obligated under any agreement to purchase the commercial paper issued by the Firm-administered multi-seller conduits.
Deal-specific liquidity facilities, program-wide liquidity and credit enhancement provided by the Firm have been eliminated in consolidation. The Firm or the Firm-administered multi-seller conduits provide lending-related commitments to certain clients of the Firm-administered multi-seller conduits. The unfunded commitments were $10.0 billion and $8.8 billion at March 31, 2018, and December 31, 2017, respectively, and are reported as off-balance sheet lending-related commitments. For more information on off-balance sheet lending-related commitments, see Note 20.
Municipal bond vehicles
Municipal bond vehicles or tender option bond (“TOB”) trusts allow institutions to finance their municipal bond investments at short-term rates. TOB transactions are known as Customer TOB trusts and Non-Customer TOB trusts. Customer TOB trusts are sponsored by a third party; see page 133 on this Note for further information.
The Firm serves as sponsor for all Non-Customer TOB transactions. For a more detailed description of JPMorgan Chase’s Municipal bond vehicles, see Note 14 of JPMorgan Chase’s 2017 Annual Report. The Firm had no exposure to nonconsolidated Firm-sponsored municipal bond vehicles at March 31, 2018 and December 31, 2017, respectively.
See page 133 of this Note for further information on consolidated municipal bond vehicles.

Consolidated VIE assets and liabilities
The following table presents information on assets and liabilities related to VIEs consolidated by the Firm as of March 31, 2018, and December 31, 2017.

	Assets				Liabilities
March 31, 2018 (in millions)	Trading assets	Loans	Other(c)	Total assets(d)	Beneficial interests in VIE assets(e)	Other(f)	Total liabilities
VIE program type(a)
Firm-sponsored credit card trusts	$—	$31,773	$543	$32,316	$16,819	$14	$16,833
Firm-administered multi-seller conduits	—	22,081	51	22,132	3,067	30	3,097
Municipal bond vehicles	1,203	—	3	1,206	1,247	2	1,249
Mortgage securitization entities(b)	16	3,562	50	3,628	310	191	501
Other	3	—	1,763	1,766	141	111	252
Total	$1,222	$57,416	$2,410	$61,048	$21,584	$348	$21,932

	Assets				Liabilities
December 31, 2017 (in millions)	Trading assets	Loans	Other(c)	Total assets(d)	Beneficial interests in VIE assets(e)	Other(f)	Total liabilities
VIE program type(a)
Firm-sponsored credit card trusts	$—	$41,923	$652	$42,575	$21,278	$16	$21,294
Firm-administered multi-seller conduits	—	23,411	48	23,459	3,045	28	3,073
Municipal bond vehicles	1,278	—	3	1,281	1,265	2	1,267
Mortgage securitization entities(b)	66	3,661	55	3,782	359	199	558
Other	105	—	1,916	2,021	134	104	238
Total	$1,449	$68,995	$2,674	$73,118	$26,081	$349	$26,430

(a)	Excludes intercompany transactions which are eliminated in consolidation.

(b)	Includes residential and commercial mortgage securitizations.

(c)	Includes assets classified as cash and other assets on the Consolidated balance sheets.

(d)
The assets of the consolidated VIEs included in the program types above are used to settle the liabilities of those entities. The assets and liabilities include third-party assets and liabilities of consolidated VIEs and exclude intercompany balances that eliminate in consolidation.

(e)
The interest-bearing beneficial interest liabilities issued by consolidated VIEs are classified in the line item on the Consolidated balance sheets titled, “Beneficial interests issued by consolidated variable interest entities.” The holders of these beneficial interests generally do not have recourse to the general credit of JPMorgan Chase. For conduits program-wide credit enhancements, see note 14 of JPMorgan Chase’s 2017 Annual Report. Included in beneficial interests in VIE assets are long-term beneficial interests of $17.3 billion and $21.8 billion at March 31, 2018, and December 31, 2017, respectively.

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
Tax credit vehicles
The Firm holds investments in unconsolidated tax credit vehicles, which are limited partnerships and similar entities that construct, own and operate affordable housing, wind, solar and other alternative energy projects. These entities are primarily considered VIEs. A third party is typically the general partner or managing member and has control over the significant activities of the tax credit vehicles, and accordingly the Firm does not consolidate tax credit vehicles. The Firm generally invests in these partnerships as a limited partner and earns a return primarily through the receipt of tax credits allocated to the projects. The maximum loss exposure, represented by equity investments and funding commitments, was $12.9 billion and $13.4 billion, of which $2.9 billion and $3.2 billion was unfunded at March 31, 2018 and December 31, 2017 respectively. In order to reduce the risk of loss, the Firm assesses each project and withholds varying amounts of its capital investment until qualification of the project for tax credits. For further information on affordable housing tax credits, see Note 24 of JPMorgan Chase’s 2017 Annual Report. For more information on off-balance sheet lending-related commitments, see Note 20 of this Form 10-Q.
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
The Firm’s maximum exposure as a liquidity provider to Customer TOB trusts at both March 31, 2018 and

December 31, 2017 was $5.3 billion. The fair value of assets held by such VIEs at March 31, 2018 and December 31, 2017, was $9.0 billion and $9.2 billion, respectively. For more information on off-balance sheet lending-related commitments, see Note 20.
Loan securitizations
The Firm has securitized and sold a variety of loans, including residential mortgage, credit card, and commercial mortgage. For a further description of the Firm’s accounting policies regarding securitizations, see Note 14 of JPMorgan Chase’s 2017 Annual Report.
Securitization activity
The following table provides information related to the Firm’s securitization activities for the three months ended March 31, 2018 and 2017, related to assets held in Firm-sponsored securitization entities that were not consolidated by the Firm, and where sale accounting was achieved at the time of the securitization.

	Three months ended March 31,
	2018		2017
(in millions)	Residential mortgage(d)	Commercial and other(e)	Residential mortgage(d)	Commercial and other(e)
Principal securitized	$1,330	$2,991	$1,029	$1,315
All cash flows during the period(a):
Proceeds received from loan sales as financial instruments(b)	$1,338	$2,991	$1,035	$1,348
Servicing fees collected	126	1	133	1
Purchases of previously transferred financial assets (or the underlying collateral)(c)	—	—	—	—
Cash flows received on interests	92	47	131	335

(a)	Excludes re-securitization transactions.

(b)	predominantly includes Level 2 assets.

(c)	Includes cash paid by the Firm to reacquire assets from off–balance sheet, nonconsolidated entities – for example, loan repurchases due to representation and warranties and servicer “clean-up” calls.

(d)	Includes prime, Alt-A, subprime, and option ARMs. Excludes certain loan securitization transactions entered into with Ginnie Mae, Fannie Mae and Freddie Mac.

(e)	Includes commercial mortgage and other consumer loans.
Loans and excess MSRs sold to U.S. government-sponsored enterprises, loans in securitization transactions pursuant to Ginnie Mae guidelines, and other third-party-sponsored securitization entities
In addition to the amounts reported in the securitization activity tables above, the Firm, in the normal course of business, sells originated and purchased mortgage loans and certain originated excess MSRs on a nonrecourse basis, predominantly to U.S. government-sponsored enterprises (“U.S. GSEs”). These loans and excess MSRs are sold primarily for the purpose of securitization by the U.S. GSEs, who provide certain guarantee provisions (e.g., credit enhancement of the loans). The Firm also sells loans into securitization transactions pursuant to Ginnie Mae guidelines; these loans are typically insured or guaranteed by another U.S. government agency. The Firm does not consolidate the securitization vehicles underlying these transactions as it is not the primary beneficiary. For a limited number of loan sales, the Firm is obligated to share a portion of the credit risk associated with the sold loans with the purchaser. See Note 20 of this Form 10-Q, and Note 27 of JPMorgan Chase’s 2017 Annual Report for additional information about the Firm’s loan sales- and securitization-related indemnifications. See Note 14 for additional information about the impact of the Firm’s sale of certain excess MSRs. The following table summarizes the activities related to loans sold to the U.S. GSEs, loans in securitization transactions pursuant to Ginnie Mae guidelines, and other third-party-sponsored securitization entities.

	Three months ended March 31,
(in millions)	2018	2017
Carrying value of loans sold	$8,760	$17,169
Proceeds received from loan sales as cash	—	9
Proceeds from loan sales as securities(a)	8,619	16,987
Total proceeds received from loan sales(b)	$8,619	$16,996
Gains on loan sales(c)(d)	$14	$31

(a)	Predominantly includes securities from U.S. GSEs and Ginnie Mae that are generally sold shortly after receipt.

(b)	Excludes the value of MSRs retained upon the sale of loans.

(c)	Gains on loan sales include the value of MSRs.

(d)	The carrying value of the loans accounted for at fair value approximated the proceeds received upon loan sale.

Options to repurchase delinquent loans
In addition to the Firm’s obligation to repurchase certain loans due to material breaches of representations and warranties as discussed in Note 20, the Firm also has the option to repurchase delinquent loans that it services for Ginnie Mae loan pools, as well as for other U.S. government agencies under certain arrangements. The Firm typically elects to repurchase delinquent loans from Ginnie Mae loan pools as it continues to service them and/or manage the foreclosure process in accordance with the applicable requirements, and such loans continue to be insured or guaranteed. When the Firm’s repurchase option becomes exercisable, such loans must be reported on the Consolidated balance sheets as a loan with a corresponding liability. For additional information, refer to Note 11.

The following table presents loans the Firm repurchased or had an option to repurchase, real estate owned, and foreclosed government-guaranteed residential mortgage loans recognized on the Firm’s Consolidated balance sheets as of March 31, 2018 and December 31, 2017. Substantially all of these loans and real estate are insured or guaranteed by U.S. government agencies.

(in millions)	March 31, 2018	Dec 31, 2017
Loans repurchased or option to repurchase(a)	$8,735	$8,629
Real estate owned	94	95
Foreclosed government-guaranteed residential mortgage loans(b)	490	527

(a)	Predominantly all of these amounts relate to loans that have been repurchased from Ginnie Mae loan pools.

(b)	Relates to voluntary repurchases of loans, which are included in accrued interest and accounts receivable.

Loan delinquencies and liquidation losses
The table below includes information about components of nonconsolidated securitized financial assets held in Firm-sponsored private-label securitization entities, in which the Firm has continuing involvement, and delinquencies as of March 31, 2018, and December 31, 2017.

					Net liquidation losses(a)
	Securitized assets		90 days past due		Three months ended March 31,
(in millions)	Mar 31, 2018	Dec 31, 2017	Mar 31, 2018	Dec 31, 2017	2018	2017
Securitized loans
Residential mortgage:
Prime / Alt-A & option ARMs	$51,840	$52,280	$4,562	$4,870	$102	$212
Subprime	17,074	17,612	3,181	3,276	(602)	175
Commercial and other	69,192	63,411	736	957	27	52
Total loans securitized	$138,106	$133,303	$8,479	$9,103	$(473)	$439

(a)	Includes liquidation gains as a result of private label mortgage settlement payments during the first quarter of 2018, which were reflected as asset recoveries by trustees.

Note 14 – Goodwill and Mortgage servicing rights
For a discussion of the accounting policies related to goodwill and mortgage servicing rights, see Note 15 of JPMorgan Chase’s 2017 Annual Report.
Goodwill
The following table presents goodwill attributed to the business segments.

(in millions)	March 31, 2018	December 31, 2017
Consumer & Community Banking	$31,006	$31,013
Corporate & Investment Bank	6,775	6,776
Commercial Banking	2,860	2,860
Asset & Wealth Management	6,858	6,858
Total goodwill	$47,499	$47,507
The following table presents changes in the carrying amount of goodwill.

	Three months ended March 31,
(in millions)	2018	2017
Balance at beginning of period	$47,507	$47,288
Changes during the period from:
Business combinations	(1)	—
Dispositions	—	—
Other(a)	(7)	4
Balance at March 31,	$47,499	$47,292

(a)	Includes foreign currency remeasurement and other adjustments.

Goodwill Impairment testing
For a further description of the Firm’s goodwill impairment testing, including the primary method used to estimate the fair value of the reporting units, and the assumptions used in the goodwill impairment test, see Impairment testing on pages 244–245 of JPMorgan Chase’s 2017 Annual Report.
Goodwill was not impaired at March 31, 2018, or December 31, 2017, nor was goodwill written off due to impairment during the three months ended March 31, 2018 or 2017.
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

Mortgage servicing rights
MSRs represent the fair value of expected future cash flows for performing servicing activities for others. The fair value considers estimated future servicing fees and ancillary revenue, offset by estimated costs to service the loans, and generally declines over time as net servicing cash flows are received, effectively amortizing the MSR asset against contractual servicing and ancillary fee income. MSRs are either purchased from third parties or recognized upon sale or securitization of mortgage loans if servicing is retained. For a further description of the MSR asset, interest rate risk management, and the valuation of MSRs, see Notes 2 and 15 of JPMorgan Chase’s 2017 Annual Report.
The following table summarizes MSR activity for the three months ended March 31, 2018 and 2017.

	As of or for the three months ended March 31,
(in millions, except where otherwise noted)	2018	2017
Fair value at beginning of period	$6,030	$6,096
MSR activity:
Originations of MSRs	176	217
Purchase of MSRs	67	—
Disposition of MSRs(a)	(295)	(71)
Net additions/(dispositions)	(52)	146

Changes due to collection/realization of expected cash flows	(160)	(206)

Changes in valuation due to inputs and assumptions:
Changes due to market interest rates and other(b)	382	57
Changes in valuation due to other inputs and assumptions:
Projected cash flows (e.g., cost to service)	—	12
Discount rates	24	(12)
Prepayment model changes and other(c)	(22)	(14)
Total changes in valuation due to other inputs and assumptions	2	(14)
Total changes in valuation due to inputs and assumptions	384	43
Fair value at March 31,	$6,202	$6,079

Change in unrealized gains/(losses) included in income related to MSRs held at March 31,	$384	$43
Contractual service fees, late fees and other ancillary fees included in income	465	487
Third-party mortgage loans serviced at March 31, (in billions)	540	584
Net servicer advances at March 31, (in billions)(d)	3.6	4.4

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

The following table presents the components of mortgage fees and related income (including the impact of MSR risk management activities) for the three months ended March 31, 2018 and 2017.

	Three months ended March 31,
(in millions)	2018	2017
CCB mortgage fees and related income

Net production revenue	$95	$141

Net mortgage servicing revenue:
Operating revenue:
Loan servicing revenue	513	522
Changes in MSR asset fair value due to collection/realization of expected cash flows	(160)	(205)
Total operating revenue	353	317
Risk management:
Changes in MSR asset fair value due to market interest rates and other(a)	382	57
Other changes in MSR asset fair value due to other inputs and assumptions in model(b)	2	(14)
Change in derivative fair value and other	(367)	(95)
Total risk management	17	(52)
Total net mortgage servicing revenue	370	265

Total CCB mortgage fees and related income	465	406

All other	—	—
Mortgage fees and related income	$465	$406

(a)	Represents both the impact of changes in estimated future prepayments due to changes in market interest rates, and the difference between actual and expected prepayments.

(b)
Represents the aggregate impact of changes in model inputs and assumptions such as projected cash flows (e.g., cost to service), discount rates and changes in prepayments other than those attributable to changes in market interest rates (e.g., changes in prepayments due to changes in home prices).

The table below outlines the key economic assumptions used to determine the fair value of the Firm’s MSRs at March 31, 2018, and December 31, 2017, and outlines hypothetical sensitivities of those fair values to immediate adverse changes in those assumptions, as defined below.

(in millions, except rates)	Mar 31, 2018	Dec 31, 2017
Weighted-average prepayment speed assumption (“CPR”)	8.56%	9.35%
Impact on fair value of 10% adverse change	$(202)	$(221)
Impact on fair value of 20% adverse change	(392)	(427)
Weighted-average option adjusted spread	8.77%	9.04%
Impact on fair value of a 100 basis point adverse change	$(246)	$(250)
Impact on fair value of a 200 basis point adverse change	(473)	(481)
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

Note 15 – Deposits
For a detailed discussion on deposits, see Note 17 of JPMorgan Chase’s 2017 Annual Report.
At March 31, 2018, and December 31, 2017, noninterest-bearing and interest-bearing deposits were as follows.

(in millions)	March 31, 2018	December 31, 2017
U.S. offices
Noninterest-bearing	$397,856	$393,645
Interest-bearing (included $14,765 and $14,947 at fair value)(a)	825,223	793,618
Total deposits in U.S. offices	1,223,079	1,187,263
Non-U.S. offices
Noninterest-bearing	17,019	15,576
Interest-bearing (included $5,405 and $6,374 at fair value)(a)	246,863	241,143
Total deposits in non-U.S. offices	263,882	256,719
Total deposits	$1,486,961	$1,443,982

(a)	Includes structured notes classified as deposits for which the fair value option has been elected. For a further discussion, see Note 3 of JPMorgan Chase’s 2017 Annual Report.

Note 16 – Earnings per share
For a discussion of the computation of basic and diluted earnings per share (“EPS”), see Note 22 of JPMorgan Chase’s 2017 Annual Report. The following table presents the calculation of basic and diluted EPS for the three months ended March 31, 2018 and 2017.

(in millions, except per share amounts)	Three months ended March 31,
	2018	2017
Basic earnings per share
Net income	$8,712	$6,448
Less: Preferred stock dividends	409	412
Net income applicable to common equity	8,303	6,036
Less: Dividends and undistributed earnings allocated to participating securities	65	61
Net income applicable to common stockholders	$8,238	$5,975

Total weighted-average basic shares outstanding	3,458.3	3,601.7
Net income per share	$2.38	$1.66

Diluted earnings per share
Net income applicable to common stockholders	$8,238	$5,975
Total weighted-average basic shares outstanding	3,458.3	3,601.7
Add: Employee stock options, SARs, warrants and unvested PSUs	21.2	28.7
Total weighted-average diluted shares outstanding	3,479.5	3,630.4
Net income per share	$2.37	$1.65

Note 17 – Accumulated other comprehensive income/(loss)
AOCI includes the after-tax change in unrealized gains and losses on investment securities, foreign currency translation adjustments (including the impact of related derivatives), fair value changes of excluded components on fair value hedges, cash flow hedging activities, net loss and prior service costs/(credit) related to the Firm’s defined benefit pension and OPEB plans.

As of or for the three months ended March 31, 2018 (in millions)	Unrealized gains/(losses) on investment securities	Translation adjustments, net of hedges	Fair value hedges(b)	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)

Balance at January 1, 2018	$2,164	$(470)	$—	$76	$(1,521)	$(368)	$(119)
Cumulative effect of changes in accounting principles:(a)
Premium amortization on purchased callable debt securities	261	—	—	—	—	—	261
Hedge accounting	169	—	(54)	—	—	—	115
Reclassification of certain tax effects from AOCI	466	(277)	—	16	(414)	(79)	(288)
Net change	(1,234)	27	(40)	(73)	21	267	(1,032)
Balance at March 31, 2018	$1,826	$(720)	$(94)	$19	$(1,914)	$(180)	$(1,063)

As of or for the three months ended March 31, 2017 (in millions)	Unrealized gains/(losses) on investment securities	Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)

Balance at January 1, 2017	$1,524	$(164)	NA	$(100)	$(2,259)	$(176)	$(1,175)
Net change	238	7	NA	91	(15)	(69)	252
Balance at March 31, 2017	$1,762	$(157)	NA	$(9)	$(2,274)	$(245)	$(923)

(a)	Represents the adjustment to AOCI as a result of the new accounting standards in the first quarter of 2018. For additional information, see Note 1.

(b)
Represents changes in fair value of cross-currency swaps attributable to changes in cross-currency basis spreads, which are excluded from the assessment of hedge effectiveness and recorded in other comprehensive income. The initial cost of cross-currency basis spreads is recognized in earnings as part of the accrual of interest on the cross currency swap.

The following table presents the pre-tax and after-tax changes in the components of OCI.

	2018			2017
Three months ended March 31, (in millions)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Unrealized gains/(losses) on debt investment securities:
Net unrealized gains/(losses) arising during the period	$(1,858)	$437	$(1,421)	$367	$(131)	$236
Reclassification adjustment for realized (gains)/losses included in net income(a)	245	(58)	187	3	(1)	2
Net change	(1,613)	379	(1,234)	370	(132)	238
Translation adjustments(b):
Translation	389	(65)	324	582	(225)	357
Hedges	(389)	92	(297)	(556)	206	(350)
Net change	—	27	27	26	(19)	7
Fair value hedges, net change(c):	(52)	12	(40)	NA	NA	NA
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	(44)	11	(33)	59	(21)	38
Reclassification adjustment for realized (gains)/losses included in net income(d)	(52)	12	(40)	85	(32)	53
Net change	(96)	23	(73)	144	(53)	91
Defined benefit pension and OPEB plans:
Net gains/(losses) arising during the period	23	(6)	17	(58)	21	(37)
Reclassification adjustments included in net income(e):
Amortization of net loss	26	(6)	20	62	(23)	39
Prior service costs/(credits)	(6)	1	(5)	(9)	3	(6)
Settlement (gain)/loss	—	—	—	(3)	1	(2)
Foreign exchange and other	(19)	8	(11)	(7)	(2)	(9)
Net change	24	(3)	21	(15)	—	(15)
DVA on fair value option elected liabilities, net change:	350	(83)	267	(107)	38	(69)
Total other comprehensive income/(loss)	$(1,387)	$355	$(1,032)	$418	$(166)	$252

(a)	The pre-tax amount is reported in investment securities losses in the Consolidated statements of income.

(b)
Reclassifications of pre-tax realized gains/(losses) on translation adjustments and related hedges are reported in other income/expense in the Consolidated statements of income. The amounts were not material for the periods presented.

(c)
Represents changes in fair value of cross-currency swaps attributable to changes in cross-currency basis spreads, which are excluded from the assessment of hedge effectiveness and recorded in other comprehensive income. The initial cost of cross-currency basis spreads is recognized in earnings as part of the accrual of interest on the cross currency swap.

(d)	The pre-tax amounts are predominantly recorded in noninterest revenue, net interest income and compensation expense in the Consolidated statements of income.

(e)	The pre-tax amount is reported in other expense in the Consolidated statements of income.

Note 18 – Restricted cash and other restricted
assets
For a detailed discussion of the Firm’s restricted cash and other restricted assets, see Note 25 of JPMorgan Chase’s 2017 Annual Report.
As a result of the adoption of the restricted cash accounting guidance, restricted cash is included with unrestricted cash when reconciling the beginning and ending cash balances on the Consolidated statements of cash flows.
The following table presents the components of the Firm’s restricted cash:

(in billions)	March 31, 2018	December 31, 2017
Cash reserves – Federal Reserve Banks(a)	$22.6	$25.7
Segregated for the benefit of securities and futures brokerage customers	18.7	16.8
Cash reserves at non-U.S. central banks and held for other general purposes	3.1	3.3
Total restricted cash(b)	$44.4	$45.8

(a)	Average cash reserves were $24.5 billion and $26.2 billion for the three months ended March 31, 2018 and December 31, 2017, respectively.

(b)
Comprises $43.1 billion and $44.8 billion in deposits with banks, and $1.3 billion and $1.0 billion in cash and due from banks on the Consolidated balance sheets as of March 31, 2018 and December 31, 2017, respectively.

Also, as of March 31, 2018 and December 31, 2017, the Firm had:

•	Cash and securities pledged with clearing organizations for the benefit of customers of $17.6 billion and $18.0 billion, respectively.

•	Securities with a fair value of $5.8 billion and $3.5 billion, respectively, were also restricted in relation to customer activity.

Note 19 – Regulatory capital
For a detailed discussion on regulatory capital, see Note 26 of JPMorgan Chase’s 2017 Annual Report.
The Federal Reserve establishes capital requirements, including well-capitalized standards, for the consolidated financial holding company. The Office of the Comptroller of the Currency (“OCC”) establishes similar minimum capital requirements and standards for the Firm’s insured depository institutions (“IDI”), including JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A.
Under the risk-based capital guidelines of the Federal Reserve, JPMorgan Chase is required to maintain minimum ratios for CET1, Tier 1, Total, Tier 1 leverage and the SLR. Failure to meet these minimum requirements could cause the Federal Reserve to take action. IDI subsidiaries are also subject to these capital requirements by their respective primary regulators.

The following table represents the minimum and well-capitalized ratios to which the Firm and its IDI subsidiaries were subject as of March 31, 2018.

	Minimum capital ratios		Well-capitalized ratios
	BHC(a)(e)	IDI(b)(e)	BHC(c)	IDI(d)
Capital ratios
CET1	9.0%	6.375%	—%	6.5%
Tier 1	10.5	7.875	6.0	8.0
Total	12.5	9.875	10.0	10.0
Tier 1 leverage	4.0	4.0	5.0	5.0
SLR	5.0	6.0	—	6.0
Note: The table above is as defined by the regulations issued by the Federal Reserve, OCC and FDIC and to which the Firm and its IDI subsidiaries are subject.

(a)
Represents the Transitional minimum capital ratios applicable to the Firm under Basel III at March 31, 2018. At March 31, 2018, the CET1 minimum capital ratio includes 1.875% resulting from the phase in of the Firm’s 2.5% capital conservation buffer and 2.625%, resulting from the phase in of the Firm’s 3.5% GSIB surcharge.

(b)
Represents requirements for JPMorgan Chase’s IDI subsidiaries. The CET1 minimum capital ratio includes 1.875% resulting from the phase in of the 2.5% capital conservation buffer that is applicable to the IDI subsidiaries. The IDI subsidiaries are not subject to the GSIB surcharge.

(c)	Represents requirements for bank holding companies pursuant to regulations issued by the Federal Reserve.

(d)	Represents requirements for IDI subsidiaries pursuant to regulations issued under the FDIC Improvement Act.

(e)
For the period ended December 31, 2017, the CET1, Tier 1, Total and Tier 1 leverage minimum capital ratios applicable to the Firm were 7.5%, 9.0%, 11.0% and 4.0%, and the CET1, Tier 1, Total and Tier 1 leverage minimum capital ratios applicable to the Firm’s IDI subsidiaries were 5.75%, 7.25%, 9.25% and 4.0%, respectively.

The following tables present the risk-based and leverage-based capital metrics for JPMorgan Chase and its significant IDI subsidiaries under both the Basel III Standardized and Basel III Advanced Approaches. As of March 31, 2018, and December 31, 2017, JPMorgan Chase and all of its IDI subsidiaries were well-capitalized and met all capital requirements to which each was subject.

March 31, 2018 (in millions, except ratios)	Basel III Standardized Transitional			Basel III Advanced Transitional
	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.	Chase Bank USA, N.A.	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.	Chase Bank USA, N.A.
Regulatory capital
CET1 capital	$183,655	$187,903	$21,905	$183,655	$187,903	$21,905
Tier 1 capital(a)	209,296	187,903	21,905	209,296	187,903	21,905
Total capital	238,326	199,271	27,850	228,320	193,099	26,505

Assets
Risk-weighted	1,552,952	1,382,770	105,610	1,466,095	1,260,775	185,468
Adjusted average(b)	2,539,183	2,136,238	120,490	2,539,183	2,136,238	120,490

Capital ratios(c)
CET1	11.8%	13.6%	20.7%	12.5%	14.9%	11.8%
Tier 1(a)	13.5	13.6	20.7	14.3	14.9	11.8
Total	15.3	14.4	26.4	15.6	15.3	14.3
Tier 1 leverage(d)	8.2	8.8	18.2	8.2	8.8	18.2

December 31, 2017 (in millions, except ratios)	Basel III Standardized Transitional				Basel III Advanced Transitional
	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.		Chase Bank USA, N.A.	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.		Chase Bank USA, N.A.
Regulatory capital
CET1 capital	$183,300	$184,375		$21,600	$183,300	$184,375		$21,600
Tier 1 capital(a)	208,644	184,375		21,600	208,644	184,375		21,600
Total capital	238,395	195,839		27,691	227,933	189,510	(e)	26,250

Assets
Risk-weighted	1,499,506	1,338,970	(e)	113,108	1,435,825	1,241,916	(e)	190,523
Adjusted average(b)	2,514,270	2,116,031		126,517	2,514,270	2,116,031		126,517

Capital ratios(c)
CET1	12.2%	13.8%		19.1%	12.8%	14.8%	(e)	11.3%
Tier 1(a)	13.9	13.8		19.1	14.5	14.8	(e)	11.3
Total	15.9	14.6	(e)	24.5	15.9	15.3	(e)	13.8
Tier 1 leverage(d)	8.3	8.7		17.1	8.3	8.7		17.1

(a)
Includes the deduction associated with the permissible holdings of covered funds (as defined by the Volcker Rule) for JPMorgan Chase & Co. and JPMorgan Chase Bank, N.A. The deduction was not material as of March 31, 2018 and December 31, 2017.

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

(d)	The Tier 1 leverage ratio is not a risk-based measure of capital.

(e)	The prior period amounts have been revised to conform with the current period presentation.

	March 31, 2018			December 31, 2017
	Basel III Advanced Fully Phased-In			Basel III Advanced Transitional
(in millions, except ratios)	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.	Chase Bank USA, N.A.	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.	Chase Bank USA, N.A.
Total leverage exposure(a)	$3,234,103	$2,799,403	$177,666	$3,204,463	$2,775,041	$182,803
SLR(a)	6.5%	6.7%	12.3%	6.5%	6.6%	11.8%

(a)	Effective January 1, 2018, the SLR was fully phased-in under Basel III. Prior period amounts were calculated under the Basel III Transitional rules.

Note 20 – Off–balance sheet lending-related financial instruments, guarantees, and other commitments
JPMorgan Chase provides lending-related financial instruments (e.g., commitments and guarantees) to meet the financing needs of its customers. The contractual amount of these financial instruments represents the maximum possible credit risk to the Firm should the counterparty draw upon the commitment or the Firm be required to fulfill its obligation under the guarantee, and should the counterparty subsequently fail to perform according to the terms of the contract. Most of these commitments and guarantees are refinanced, extended, cancelled, or expire without being drawn or a default occurring. As a result, the total contractual amount of these instruments is not, in the Firm’s view, representative of its expected future credit exposure or funding requirements. For a further discussion of lending-related commitments and guarantees, and the Firm’s related accounting policies, see Note 27 of JPMorgan Chase’s 2017 Annual Report.

To provide for probable credit losses inherent in wholesale and certain consumer lending-related commitments, an allowance for credit losses on lending-related commitments is maintained. See Note 12 for further information regarding the allowance for credit losses on lending-related commitments. The following table summarizes the contractual amounts and carrying values of off-balance sheet lending-related financial instruments, guarantees and other commitments at March 31, 2018, and December 31, 2017. The amounts in the table below for credit card and home equity lending-related commitments represent the total available credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit for these products will be utilized at the same time. The Firm can reduce or cancel credit card lines of credit by providing the borrower notice or, in some cases as permitted by law, without notice. In addition, the Firm typically closes credit card lines when the borrower is 60 days or more past due. The Firm may reduce or close HELOCs when there are significant decreases in the value of the underlying property, or when there has been a demonstrable decline in the creditworthiness of the borrower.

Off–balance sheet lending-related financial instruments, guarantees and other commitments
	Contractual amount						Carrying value(g)
	March 31, 2018					Dec 31, 2017	Mar 31, 2018	Dec 31, 2017
By remaining maturity (in millions)	Expires in 1 year or less	Expires after 1 year through 3 years	Expires after 3 years through 5 years	Expires after 5 years	Total	Total
Lending-related
Consumer, excluding credit card:
Home equity	$1,712	$1,245	$1,439	$16,177	$20,573	$20,360	$12	$12
Residential mortgage(a)	6,661	—	—	13	6,674	5,736	—	—
Auto	7,652	848	219	65	8,784	9,255	2	2
Consumer & Business Banking	11,957	903	106	519	13,485	13,202	19	19
Total consumer, excluding credit card	27,982	2,996	1,764	16,774	49,516	48,553	33	33
Credit card	588,232	—	—	—	588,232	572,831	—	—
Total consumer(b)	616,214	2,996	1,764	16,774	637,748	621,384	33	33
Wholesale:
Other unfunded commitments to extend credit(c)	68,984	130,836	139,583	7,115	346,518	331,160	870	840
Standby letters of credit and other financial guarantees(c)	15,543	10,086	7,241	1,932	34,802	35,226	719	636
Other letters of credit(c)	2,739	82	134	—	2,955	3,712	4	3
Total wholesale(d)	87,266	141,004	146,958	9,047	384,275	370,098	1,593	1,479
Total lending-related	$703,480	$144,000	$148,722	$25,821	$1,022,023	$991,482	$1,626	$1,512
Other guarantees and commitments
Securities lending indemnification agreements and guarantees(e)	$216,863	$—	$—	$—	$216,863	$179,490	$—	$—
Derivatives qualifying as guarantees	2,391	326	12,421	40,178	55,316	57,174	427	304
Unsettled reverse repurchase and securities borrowing agreements	128,774	—	—	—	128,774	76,859	—	—
Unsettled repurchase and securities lending agreements	90,034	—	—	—	90,034	44,205	—	—
Loan sale and securitization-related indemnifications:
Mortgage repurchase liability	NA	NA	NA	NA	NA	NA	111	111
Loans sold with recourse	NA	NA	NA	NA	1,136	1,169	36	38
Other guarantees and commitments(f)	9,791	1,118	166	3,174	14,249	11,867	(584)	(76)

(a)	Includes certain commitments to purchase loans from correspondents.

(b)	Predominantly all consumer lending-related commitments are in the U.S.

(c)
At March 31, 2018, and December 31, 2017, reflected the contractual amount net of risk participations totaling $334 million for both periods, for other unfunded commitments to extend credit; $10.8 billion and $10.4 billion, respectively, for standby letters of credit and other financial guarantees; and $330 million and $405 million, respectively, for other letters of credit. In regulatory filings with the Federal Reserve these commitments are shown gross of risk participations.

(d)	At March 31, 2018, and December 31, 2017, the U.S. portion of the contractual amount of total wholesale lending-related commitments was 76% and 77%, respectively.

(e)
At March 31, 2018, and December 31, 2017, collateral held by the Firm in support of securities lending indemnification agreements was $226.5 billion and $188.7 billion, respectively. Securities lending collateral primarily consists of cash and securities issued by governments that are members of G7 and U.S. government agencies.

(f)
At March 31, 2018, and December 31, 2017, primarily includes letters of credit hedged by derivative transactions and managed on a market risk basis, unfunded commitments related to institutional lending and commitments associated with the Firm’s membership in certain clearing houses. Additionally, includes unfunded commitments predominantly related to certain tax-oriented equity investments.

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
The Firm acts as a settlement and custody bank in the U.S. tri-party repurchase transaction market. In its role as settlement and custody bank, the Firm is exposed to the intra-day credit risk of its cash borrower clients, usually broker-dealers. This exposure arises under secured clearance advance facilities that the Firm extends to its clients (i.e., cash borrowers); these facilities contractually limit the Firm’s intra-day credit risk to the facility amount and must be repaid by the end of the day. As of both March 31, 2018, and December 31, 2017, the secured clearance advance facility maximum outstanding commitment amount was $1.5 billion.
Standby letters of credit and other financial guarantees
Standby letters of credit and other financial guarantees are conditional lending commitments issued by the Firm to guarantee the performance of a client or customer to a third party under certain arrangements, such as commercial paper facilities, bond financings, acquisition financings, trade and similar transactions.

The following table summarizes the standby letters of credit and other letters of credit arrangements as of March 31, 2018, and December 31, 2017.
Standby letters of credit, other financial guarantees and other letters of credit

	March 31, 2018		December 31, 2017
(in millions)	Standby letters of credit and other financial guarantees	Other letters of credit	Standby letters of credit and other financial guarantees	Other letters of credit
Investment-grade(a)	$28,048	$2,101	$28,492	$2,646
Noninvestment-grade(a)	6,754	854	6,734	1,066
Total contractual amount	$34,802	$2,955	$35,226	$3,712

Allowance for lending-related commitments	$200	$4	$192	$3
Guarantee liability	519	—	444	—
Total carrying value	$719	$4	$636	$3

Commitments with collateral	$16,766	$681	$17,421	$878

(a)	The ratings scale is based on the Firm’s internal ratings which generally correspond to ratings as defined by S&P and Moody’s.
Derivatives qualifying as guarantees
The Firm transacts certain derivative contracts that have the characteristics of a guarantee under U.S. GAAP. For further information on these derivatives, see Note 27 of JPMorgan Chase’s 2017 Annual Report.
The following table summarizes the derivatives qualifying as guarantees as of March 31, 2018, and December 31, 2017.

(in millions)	March 31, 2018	December 31, 2017
Notional amounts
Derivative guarantees	55,316	57,174
Stable value contracts with contractually limited exposure	28,453	29,104
Maximum exposure of stable value contracts with contractually limited exposure	2,945	3,053

Fair value
Derivative payables	427	304
Derivative receivables	—	—

In addition to derivative contracts that meet the characteristics of a guarantee, the Firm is both a purchaser and seller of credit protection in the credit derivatives market. For a further discussion of credit derivatives, see Note 4.

Loan sales- and securitization-related indemnifications
In connection with the Firm’s mortgage loan sale and securitization activities with GSEs and in certain private label transactions, the Firm has made representations and warranties that the loans sold meet certain requirements, and that may require the Firm to repurchase mortgage loans and/or indemnify the loan purchaser if such representations and warranties are breached by the Firm. Further, although the Firm’s securitizations are predominantly nonrecourse, the Firm does provide recourse servicing in certain limited cases where it agrees to share credit risk with the owner of the mortgage loans. For additional information, see Note 27 of JPMorgan Chase’s 2017 Annual Report.
The liability related to repurchase demands associated with private label securitizations is separately evaluated by the Firm in establishing its litigation reserves. For additional information regarding litigation, see Note 22 of this Form 10-Q and Note 29 of JPMorgan Chase’s 2017 Annual Report.
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

Note 21 – Pledged assets and collateral
For a discussion of the Firm’s pledged assets and collateral, see Note 28 of JPMorgan Chase’s 2017 Annual Report.
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
The following table presents the Firm’s pledged assets.

(in billions)	March 31, 2018	December 31, 2017
Assets that may be sold or repledged or otherwise used by secured parties	$143.7	$129.6
Assets that may not be sold or repledged or otherwise used by secured parties	72.4	67.9
Assets pledged at Federal Reserve banks and FHLBs	487.9	493.7
Total assets pledged	$704.0	$691.2
Total assets pledged do not include assets of consolidated VIEs; these assets are used to settle the liabilities of those entities. See Note 13 for additional information on assets and liabilities of consolidated VIEs. For additional information on the Firm’s securities financing activities, see Note 10. For additional information on the Firm’s long-term debt, see Note 19 of JPMorgan Chase’s 2017 Annual Report.
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
The following table presents the fair value of collateral accepted.

(in billions)	March 31, 2018	December 31, 2017
Collateral permitted to be sold or repledged, delivered, or otherwise used	$1,093.6	$968.8
Collateral sold, repledged, delivered or otherwise used	873.5	775.3

Note 22 – Litigation
Contingencies
As of March 31, 2018, the Firm and its subsidiaries and affiliates are defendants or putative defendants in numerous legal proceedings, including private, civil litigations and regulatory/government investigations. The litigations range from individual actions involving a single plaintiff to class action lawsuits with potentially millions of class members. Investigations involve both formal and informal proceedings, by both governmental agencies and self-regulatory organizations. These legal proceedings are at varying stages of adjudication, arbitration or investigation, and involve each of the Firm’s lines of business and geographies and a wide variety of claims (including common law tort and contract claims and statutory antitrust, securities and consumer protection claims), some of which present novel legal theories.
The Firm believes the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for its legal proceedings is from $0 to approximately $1.7 billion at March 31, 2018. This estimated aggregate range of reasonably possible losses was based upon currently available information for those proceedings in which the Firm believes that an estimate of reasonably possible loss can be made. For certain matters, the Firm does not believe that such an estimate can be made, as of that date. The Firm’s estimate of the aggregate range of reasonably possible losses involves significant judgment, given:

•	the number, variety and varying stages of the proceedings, including the fact that many are in preliminary stages,

•	the existence in many such proceedings of multiple defendants, including the Firm, whose share of liability (if any) has yet to be determined,

•	the numerous yet-unresolved issues in many of the proceedings, including issues regarding class certification and the scope of many of the claims, and

•
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

Foreign Exchange Investigations and Litigation. The Firm previously reported settlements with certain government authorities relating to its foreign exchange (“FX”) sales and trading activities and controls related to those activities. FX-related investigations and inquiries by government authorities, including competition authorities, are ongoing, and the Firm is cooperating with and working to resolve those matters. In May 2015, the Firm pleaded guilty to a single violation of federal antitrust law. In January 2017, the Firm was sentenced, with judgment entered thereafter and a term of probation ending in January 2020. The Department of Labor has granted the Firm a five-year exemption of disqualification that allows the Firm and its affiliates to continue to rely on the Qualified Professional Asset Manager exemption under the Employee Retirement Income Security Act (“ERISA”) until January 2023. The Firm will need to reapply in due course for a further exemption to cover the remainder of the ten-year disqualification period. Separately, in February 2017 the South Africa Competition Commission referred its FX investigation of the Firm and other banks to the South Africa Competition Tribunal, which is conducting civil proceedings concerning that matter.
The Firm is also one of a number of foreign exchange dealers defending a class action filed in the United States District Court for the Southern District of New York by U.S.-based plaintiffs, principally alleging violations of federal antitrust laws based on an alleged conspiracy to manipulate foreign exchange rates (the “U.S. class action”). In January 2015, the Firm entered into a settlement agreement in the U.S. class action. Following this settlement, a number of additional putative class actions were filed seeking damages for persons who transacted FX futures and options on futures (the “exchanged-based actions”), consumers who purchased foreign currencies at allegedly inflated rates (the “consumer action”), participants or beneficiaries of qualified ERISA plans (the “ERISA actions”), and purported indirect purchasers of FX instruments (the “indirect purchaser action”). Since then, the Firm has entered into a revised settlement agreement to resolve the consolidated U.S. class action, including the exchange-based actions. That agreement has been preliminarily approved by the Court and a final approval hearing is scheduled for May 2018. Certain members of the settlement class have filed requests to the Court to be excluded from the class. The District Court has dismissed one of the ERISA actions, and the plaintiffs have filed an appeal. The District Court has also dismissed the indirect purchaser action, and the plaintiffs have sought leave to replead their complaint. The consumer action and a second ERISA action remain pending in the District Court.
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
Hopper Estate Litigation. The Firm is a defendant in an action in connection with its role as an independent administrator of an estate. The plaintiffs sought in excess of $7 million in compensatory damages, primarily relating to attorneys’ fees incurred by the plaintiffs. After a trial in probate court in Dallas, Texas that ended in September 2017, the jury returned a verdict against the Firm, awarding plaintiffs their full compensatory damages and multiple billions in punitive damages. In light of legal limitations on the availability of damages, the plaintiffs moved for judgment in the total amount of approximately $91 million, including punitive damages. The Firm has entered into a settlement in principle with two of the plaintiffs. Pending before the Court is the remaining plaintiff’s request that the Court enter judgment for up to $14 million and the Firm’s request that the court enter judgment wholly in its favor or, alternatively, that it limit the award to less than $8 million.
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
A number of merchants appealed to the United States Court of Appeals for the Second Circuit, which, in June 2016, vacated the District Court’s certification of the class action and reversed the approval of the class settlement. In March 2017, the U.S. Supreme Court declined petitions seeking review of the decision of the Court of Appeals. The case has been remanded to the District Court for further proceedings consistent with the appellate decision. The parties are engaged in an ongoing mediation process.
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
In addition, the Firm has been named as a defendant along with other banks in a series of individual and putative class actions filed in various United States District Courts. These actions have been filed, or consolidated for pre-trial purposes, in the United States District Court for the Southern District of New York. In these actions, plaintiffs make varying allegations that in various periods, starting in 2000 or later, defendants either individually or collectively manipulated various benchmark rates by submitting rates that were artificially low or high. Plaintiffs allege that they transacted in loans, derivatives or other financial instruments whose values are affected by changes in these rates and assert a variety of claims including antitrust claims seeking treble damages. These matters are in various stages of litigation.
The Firm has agreed to settle a putative class action related to Swiss franc LIBOR, and that settlement remains subject to final court approval.
In an action related to EURIBOR, the District Court dismissed all claims except a single antitrust claim and two common law claims, and dismissed all defendants except the Firm and Citibank.
In actions related to U.S. dollar LIBOR, the District Court dismissed certain claims, including antitrust claims brought by some plaintiffs whom the District Court found did not have standing to assert such claims, and permitted antitrust claims, claims under the Commodity Exchange Act and common law claims to proceed. The plaintiffs whose antitrust claims were dismissed for lack of standing have filed an appeal. In January 2018, the Firm agreed to settle a putative class action related to exchange-traded Eurodollar futures contracts. This settlement is subject to further documentation and court approval. In February 2018, the District Court (i) granted class certification with respect to certain antitrust claims related to bonds and interest rate swaps sold directly by the defendants, (ii) denied class certification with respect to state common law claims brought by the holders of those bonds and swaps and (iii) denied class certification with respect to two other putative class actions related to exchange-traded Eurodollar futures contracts and LIBOR-based loans held by plaintiff lending institutions. The Firm and another defendant have petitioned for leave to appeal the class certification of the antitrust claims related to bonds and swaps, and the two class plaintiffs whose class certification motions were denied have also petitioned for leave to appeal.
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
Issuer Litigation – Individual Purchaser Actions. The Firm has resolved all of the individual actions brought against JPMC, Bear Stearns and Washington Mutual as MBS issuers (and, in some cases, also as underwriters of their own MBS offerings).
Repurchase Litigation. The Firm has resolved all of the actions brought by trustees and/or securities administrators of various MBS trusts on behalf of purchasers of securities issued by those trusts, and those settlements have been approved by the relevant courts.
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
Petters Bankruptcy and Related Matters. JPMorgan Chase and certain of its affiliates, including One Equity Partners (“OEP”), were named as defendants in several actions filed in connection with the receivership and bankruptcy proceedings pertaining to Thomas J. Petters and certain affiliated entities (collectively, “Petters”) and the Polaroid Corporation. The principal actions against JPMorgan Chase and its affiliates were brought by a court-appointed receiver for Petters and the trustees in bankruptcy proceedings for three Petters entities. These actions generally sought to avoid certain putative transfers in connection with (i) the 2005 acquisition by Petters of Polaroid, which at the time was majority-owned by OEP; (ii) two credit facilities that JPMorgan Chase and other financial institutions entered into with Polaroid; and (iii) a credit line and investment accounts held by Petters. In January 2017, the Court substantially denied the defendants’ motion to dismiss an amended complaint filed by the plaintiffs. In October 2017, JPMorgan Chase and its affiliates reached an agreement to settle the litigation brought by the Petters bankruptcy trustees, or their successors, and the receiver for Thomas J. Petters. The settlement is subject to Court approval, which is pending.
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
The Firm has established reserves for several hundred of its currently outstanding legal proceedings. In accordance with the provisions of U.S. GAAP for contingencies, the Firm accrues for a litigation-related liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. The Firm evaluates its outstanding legal proceedings each quarter to assess its litigation reserves, and makes adjustments in such reserves, upwards or downward, as appropriate, based on management’s best judgment after consultation with counsel. The Firm’s legal expense was $70 million and $218 million for the three months ended March 31, 2018 and 2017, respectively. There is no assurance that the Firm’s litigation reserves will not need to be adjusted in the future.
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
The business segments are determined based on the products and services provided, or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management. Results of these lines of business are presented on a managed basis. For a further discussion concerning JPMorgan Chase’s business segments, see Segment results below, and Note 31 of JPMorgan Chase’s 2017 Annual Report.
Segment results
The following table provides a summary of the Firm’s segment results as of or for the three months ended March 31, 2018 and 2017, on a managed basis. The Firm’s definition of managed basis starts with the reported U.S. GAAP results and includes certain reclassifications to present total net revenue for the Firm (and each of the reportable business segments) on an FTE basis. Accordingly, revenue from investments that receive tax credits and tax-exempt securities is presented in the managed results on a basis comparable to taxable investments and securities. This allows management to assess the comparability of revenue from year-to-year arising from both taxable and tax-exempt sources. The corresponding income tax impact related to tax-exempt items is recorded within income tax expense. These adjustments have no impact on net income as reported by the Firm as a whole or by the lines of business.
Business segment capital allocation
The amount of capital assigned to each business is referred to as equity. On at least an annual basis, the Firm assesses the level of capital required for each line of business as well as the assumptions and methodologies used to allocate capital. For additional information on business segment capital allocation, see Line of business equity on page 88 of JPMorgan Chase’s 2017 Annual Report.
Effective January 1, 2018, the Firm adopted several new accounting standards. Certain of the new accounting standards were applied retrospectively and, accordingly, prior period amounts were revised. For additional information, see Note 1.
Net income in the first quarter of 2018 for the business segments reflects the favorable impact of the reduction in the U.S. federal statutory income tax rate as a result of the TCJA.

Segment results and reconciliation(a)
As of or for the three months ended March 31, (in millions, except ratios)	Consumer & Community Banking		Corporate & Investment Bank		Commercial Banking		Asset & Wealth Management
	2018	2017	2018	2017	2018	2017	2018	2017
Noninterest revenue	$4,139	$3,317	$7,917	$6,999	$549	$599	$2,630	$2,469
Net interest income	8,458	7,653	2,566	2,600	1,617	1,419	876	819
Total net revenue	12,597	10,970	10,483	9,599	2,166	2,018	3,506	3,288
Provision for credit losses	1,317	1,430	(158)	(96)	(5)	(37)	15	18
Noninterest expense	6,909	6,395	5,659	5,184	844	825	2,581	2,781
Income before income tax expense	4,371	3,145	4,982	4,511	1,327	1,230	910	489
Income tax expense	1,045	1,157	1,008	1,270	302	431	140	104
Net income	$3,326	$1,988	$3,974	$3,241	$1,025	$799	$770	$385
Average equity	$51,000	$51,000	$70,000	$70,000	$20,000	$20,000	$9,000	$9,000
Total assets	540,659	524,770	909,845	840,304	220,880	217,348	158,439	141,049
Return on equity	25%	15%	22%	18%	20%	15%	34%	16%
Overhead ratio	55	58	54	54	39	41	74	85

As of or for the three months ended March 31, (in millions, except ratios)	Corporate		Reconciling Items(a)		Total
	2018	2017	2018	2017	2018	2017
Noninterest revenue	$(185)	$73	$(455)	$(582)	$14,595	$12,875
Net interest income	(47)	(98)	(158)	$(329)	13,312	12,064
Total net revenue	(232)	(25)	(613)	$(911)	27,907	24,939
Provision for credit losses	(4)	—	—	—	1,165	1,315
Noninterest expense	87	98	—	—	16,080	15,283
Income/(loss) before income tax expense/(benefit)	(315)	(123)	(613)	(911)	10,662	8,341
Income tax expense/(benefit)	68	(158)	(613)	(911)	1,950	1,893
Net income/(loss)	$(383)	$35	$—	$—	$8,712	$6,448
Average equity	$77,615	$77,703	$—	$—	$227,615	$227,703
Total assets	779,962	822,819	NA	NA	2,609,785	2,546,290
Return on equity	NM	NM	NM	NM	15%	11%
Overhead ratio	NM	NM	NM	NM	58	61

(a)
Segment managed results reflect revenue on an FTE basis with the corresponding income tax impact recorded within income tax expense/(benefit). These adjustments are eliminated in reconciling items to arrive at the Firm’s reported U.S. GAAP results.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of JPMorgan Chase & Co.:
Results of Review of Financial Statements
We have reviewed the accompanying consolidated balance sheet of JPMorgan Chase & Co. and its subsidiaries (the “Firm”) as of March 31, 2018, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2018 and 2017, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Firm as of December 31, 2017, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated February 27, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results
These interim financial statements are the responsibility of the Firm’s management. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Firm in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

May 2, 2018

PricewaterhouseCoopers LLP, 300 Madison Avenue, New York, NY 10017

JPMorgan Chase & Co.
Consolidated average balance sheets, interest and rates
(Taxable-equivalent interest and rates; in millions, except rates)

	Three months ended March 31, 2018				Three months ended March 31, 2017
	Average balance	Interest(f)	Rate (annualized)		Average balance	Interest(f)		Rate (annualized)
Assets
Deposits with banks	$423,807	$1,321	1.26%		$423,746	$725		0.69%
Federal funds sold and securities purchased under resale agreements	198,362	731	1.49		196,965	526		1.08
Securities borrowed	109,733	62	0.23		95,372	(44)	(g)	(0.19)
Trading assets – debt instruments	256,040	2,118	3.35		225,801	1,883		3.38
Taxable securities	195,641	1,313	2.72		240,803	1,430		2.41
Nontaxable securities(a)	44,113	510	4.69		44,762	690		6.25
Total investment securities	239,754	1,823	3.08	(h)	285,565	2,120		3.01	(h)
Loans	926,548	11,117	4.87		891,904	9,823		4.47
All other interest-earning assets(b)	49,169	681	5.61		41,559	338		3.30
Total interest-earning assets	2,203,413	17,853	3.29		2,160,912	15,371		2.88
Allowance for loan losses	(13,482)				(13,723)
Cash and due from banks	22,173				19,920
Trading assets – equity instruments	107,688				115,284
Trading assets – derivative receivables	60,492				61,400
Goodwill, MSRs and other intangible assets	54,702				54,249
Other assets	151,057				135,120
Total assets	$2,586,043				$2,533,162
Liabilities
Interest-bearing deposits	$1,046,521	$1,060	0.41%		$986,015	$483		0.20%
Federal funds purchased and securities loaned or sold under repurchase agreements	196,112	578	1.20		189,611	293		0.63
Short-term borrowings(c)	57,603	209	1.47		36,521	73		0.79
Trading liabilities – debt and other interest-bearing liabilities(d)(e)	171,488	660	1.56		176,824	405		0.93
Beneficial interests issued by consolidated VIEs	23,561	123	2.11		38,775	135		1.41
Long-term debt	279,005	1,753	2.55		292,224	1,589		2.21
Total interest-bearing liabilities	1,774,290	4,383	1.00		1,719,970	2,978		0.70
Noninterest-bearing deposits	399,487				405,548
Trading liabilities – equity instruments(e)	28,631				21,072
Trading liabilities – derivative payables	41,745				48,373
All other liabilities, including the allowance for lending-related commitments	88,207				84,428
Total liabilities	2,332,360				2,279,391
Stockholders’ equity
Preferred stock	26,068				26,068
Common stockholders’ equity	227,615				227,703
Total stockholders’ equity	253,683				253,771
Total liabilities and stockholders’ equity	$2,586,043				$2,533,162
Interest rate spread			2.29%					2.18%
Net interest income and net yield on interest-earning assets		$13,470	2.48			$12,393		2.33
Effective January 1, 2018, the Firm adopted several new accounting standards. Certain of the new accounting standards were applied retrospectively and, accordingly, prior period amounts were revised. For additional information, see Note 1.
(a) Represents securities which are tax-exempt for U.S. federal income tax purposes.
(b) Includes held-for-investment margin loans, which are classified in accrued interest and accounts receivable, and all other interest-earning assets included in other assets on the Consolidated balance sheets.
(c) Includes commercial paper.
(d) Other interest-bearing liabilities include brokerage customer payables.
(e) The combined balance of trading liabilities – debt and equity instruments were $98.0 billion and $94.1 billion for the three months ended March 31, 2018 and 2017, respectively.
(f) Interest includes the effect of certain related hedging derivatives. Taxable-equivalent amounts are used where applicable.
(g) Negative interest income and yield is related to client-driven demand for certain securities combined with the impact of low interest rates; this is matched book activity and the negative interest expense on the corresponding securities loaned is recognized in interest expense and reported within trading liabilities – debt and other interest-bearing liabilities.
(h) For the three months ended March 31, 2018 and 2017, the annualized rates for securities, based on amortized cost, were 3.12% and 3.04%, respectively; this does not give effect to changes in fair value that are reflected in AOCI.

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
Freddie Mac: Federal Home Loan Mortgage Corporation
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
Measurement alternative: Measures equity securities without readily determinable fair values at cost less impairment (if any), plus or minus observable price changes from an identical or similar investment of the same issuer.
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
Net Capital Rule: Rule 15c3-1 under the Securities Exchange Act of 1934.
Net charge-off/(recovery) rate: represents net charge-offs/(recoveries) (annualized) divided by average retained loans for the reporting period.
Net interchange income includes the following components:

•	Interchange income: A fee paid to a credit card issuer in the clearing and settlement of a sales or cash advance transaction.

•	Reward costs: The cost to the Firm for points earned by cardholders enrolled in credit card reward programs.

•	Partner payments: Payments to co-brand credit card partners based on the cost of loyalty program rewards earned by cardholders on credit card transactions.

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
Parent Company: JPMorgan Chase & Co.
Participating securities: represents unvested share-based compensation awards containing nonforfeitable rights to dividends or dividend equivalents (collectively, “dividends”), which are included in the earnings per share calculation using the two-class method. JPMorgan Chase grants restricted stock and RSUs to certain employees under its share-based compensation programs, which entitle the recipients to receive nonforfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of common stock. These unvested awards meet the definition of participating securities. Under the two-class method, all earnings (distributed and undistributed) are allocated to each class of common stock and participating securities, based on their respective rights to receive dividends.

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
Principal transactions revenue: Principal transactions revenue is driven by many factors, including the bid-offer spread, which is the difference between the price at which the Firm is willing to buy a financial or other instrument and the price at which the Firm is willing to sell that instrument. It also consists of realized (as a result of closing out or termination of transactions, or interim cash payments) and unrealized (as a result of changes in valuation) gains and losses on financial and other instruments (including those accounted for under the fair value option) primarily used in client-driven market-making activities and on private equity investments. In connection with its client-driven market-making activities, the Firm transacts in debt and equity instruments, derivatives and commodities (including physical commodities inventories and financial instruments that reference commodities). Principal transactions revenue also includes certain realized and unrealized gains and losses related to hedge accounting and specified risk-management activities, including: (a) certain derivatives designated in qualifying hedge accounting relationships (primarily fair value hedges of commodity and foreign exchange risk), (b) certain derivatives used for specific risk management purposes, primarily to mitigate credit risk and foreign exchange risk, and (c) other derivatives.
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
RWA: “Risk-weighted assets”: Basel III establishes two comprehensive approaches for calculating RWA (a Standardized approach and an Advanced approach) which include capital requirements for credit risk, market risk, and in the case of Basel III Advanced, also operational risk. Key differences in the calculation of credit risk RWA between the Standardized and Advanced approaches are that for Basel III Advanced, credit risk RWA is based on risk-sensitive approaches which largely rely on the use of internal credit models and parameters, whereas for Basel III Standardized, credit risk RWA is generally based on supervisory risk-weightings which vary primarily by counterparty type and asset class. Market risk RWA is calculated on a generally consistent basis between Basel III Standardized and Basel III Advanced.
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
Home Lending Production and Home Lending Servicing revenue comprises the following:
Net production revenue: includes net gains or losses on originations and sales of mortgage loans, other production-related fees and losses related to the repurchase of previously-sold loans.
Net mortgage servicing revenue: includes the following components:
a) Operating revenue predominantly represents the return on Home Lending Servicing’s MSR asset and includes:

•	Actual gross income earned from servicing third-party mortgage loans, such as contractually specified servicing fees and ancillary income; and

•	The change in the fair value of the MSR asset due to the collection or realization of expected cash flows.
b) Risk management represents the components of Home Lending Servicing’s MSR asset that are subject to ongoing risk management activities, together with derivatives and other instruments used in those risk management activities.
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
Card Services: includes the Card and Merchant Services businesses.
Card: is a business that primarily issues credit cards to consumers and small businesses.
Merchant Services: is a business that primarily processes transactions for merchants.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
For a discussion of the quantitative and qualitative disclosures about market risk, see the Market Risk Management section of Management’s discussion and analysis and pages 121-128 of JPMorgan Chase’s 2017 Annual Report.
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
The Firm is committed to maintaining high standards of internal control over financial reporting. Nevertheless, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, in a firm as large and complex as JPMorgan Chase, lapses or deficiencies in internal controls do occur from time to time, and there can be no assurance that any such deficiencies will not result in significant deficiencies or material weaknesses in internal controls in the future. For further information, see “Management’s report on internal control over financial reporting” on page 146 of JPMorgan Chase’s 2017 Annual Report. There was no change in the Firm’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.
Part II – Other Information
Item 1. Legal Proceedings.
For information that updates the disclosures set forth under Part I, Item 3: Legal Proceedings, in JPMorgan Chase’s 2017 Annual Report on Form 10-K, see the discussion of the Firm’s material legal proceedings in Note 22 of this Form 10-Q.
Item 1A. Risk Factors.
For a discussion of certain risk factors affecting the Firm, see Part I, Item 1A: Risk Factors on pages 8–26 of JPMorgan Chase’s 2017 Annual Report on Form 10-K and Forward-Looking Statements on page 73 of this Form 10-Q.

Supervision and regulation
For information on Supervision and Regulation, see Recent regulatory updates on page 33 of this Form 10-Q and the Supervision and regulation section on pages 1–8 of JPMorgan Chase’s 2017 Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended March 31, 2018, no shares of common stock of JPMorgan Chase & Co. were issued in transactions exempt from registration under the Securities Act of 1933, pursuant to Section 4(2) thereof.
Repurchases under the common equity repurchase program
Following receipt in June 2017 of the Federal Reserve’s non-objection to the Firm’s 2017 capital plan, the Firm’s Board of Directors authorized the repurchase of up to $19.4 billion of common equity (common stock and warrants) between July 1, 2017 and June 30, 2018. This authorization includes shares repurchased to offset issuances under the Firm’s equity-based compensation plans. The following table sets forth the Firm’s repurchases of common equity for the three months ended March 31, 2018 and 2017. There were no warrants repurchased during the three months ended March 31, 2018 and 2017.

	Three months ended March 31,
(in millions)	2018	2017
Total shares of common stock repurchased	41.4	32.1
Aggregate common stock repurchases	$4,671	$2,832
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
The authorization to repurchase common equity will be utilized at management’s discretion, and the timing of purchases and the exact amount of common equity that may be repurchased is subject to various factors, including market conditions; legal and regulatory considerations affecting the amount and timing of repurchase activity; the Firm’s capital position (taking into account goodwill and intangibles); internal capital generation; and alternative investment opportunities. The repurchase program does not include specific price targets or timetables; maybe executed through open market purchases or privately negotiated transactions, or utilizing Rule 10b5-1 programs; and may be suspended at any time.

Shares repurchased pursuant to the common equity repurchase program during the three months ended March 31, 2018, were as follows.

Three months ended March 31, 2018	Total shares of common stock repurchased	Average price paid per share of common stock(a)	Aggregate repurchases of common equity (in millions)(a)	Dollar value of remaining authorized repurchase (in millions)(a)
January	12,479,338	$110.98	$1,385	$8,442
February	14,798,888	112.94	1,671	6,771
March	14,140,809	114.20	1,615	5,156	(b)
First quarter	41,419,035	$112.78	$4,671	$5,156	(b)

(a)	Excludes commissions cost.

(b)	Represents the amount remaining under the $19.4 billion repurchase program that was authorized by the Board of Directors on June 28, 2017.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
None.

Item 6.    Exhibits.

Exhibit No.	Description of Exhibit

15	Letter re: Unaudited Interim Financial Information. (a)

31.1	Certification. (a)

31.2	Certification. (a)

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (b)

101.INS	XBRL Instance Document.(a)(c)
101.SCH	XBRL Taxonomy Extension Schema Document.(a)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.(a)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.(a)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.(a)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.(a)

(a)	Filed herewith.

(b)
Furnished herewith. This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

(c)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Firm’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the Consolidated statements of income (unaudited) for the three months ended March 31, 2018 and 2017, (ii) the Consolidated statements of comprehensive income (unaudited) for the three months ended March 31, 2018 and 2017, (iii) the Consolidated balance sheets (unaudited) as of March 31, 2018, and December 31, 2017, (iv) the Consolidated statements of changes in stockholders’ equity (unaudited) for the three months ended March 31, 2018 and 2017, (v) the Consolidated statements of cash flows (unaudited) for the three months ended March 31, 2018 and 2017, and (vi) the Notes to Consolidated Financial Statements (unaudited).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JPMorgan Chase & Co.
(Registrant)

By:	/s/ Nicole Giles
Nicole Giles
Managing Director and Corporate Controller
(Principal Accounting Officer)

Date:	May 2, 2018

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

15	Letter re: Unaudited Interim Financial Information.

31.1	Certification.

31.2	Certification.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.