Form 10-Q
period 2018-06-30
JPMORGAN CHASE & CO
filed 2018-08-01
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended	Commission file
June 30, 2018	number 1-5805

JPMorgan Chase & Co.
(Exact name of registrant as specified in its charter)

Delaware	13-2624428
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

270 Park Avenue, New York, New York	10017
(Address of principal executive offices)	(Zip Code)

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

Number of shares of common stock outstanding as of June 30, 2018: 3,360,884,107

FORM 10-Q

JPMorgan Chase & Co.
Consolidated financial highlights

(unaudited) As of or for the period ended, (in millions, except per share, ratio, headcount data and where otherwise noted)								Six months ended June 30,
	2Q18	1Q18	4Q17	3Q17		2Q17		2018	2017
Selected income statement data
Total net revenue	$27,753	$27,907	$24,457	$25,578		$25,731		$55,660	$50,670
Total noninterest expense	15,971	16,080	14,895	14,570		14,767		32,051	30,050
Pre-provision profit	11,782	11,827	9,562	11,008		10,964		23,609	20,620
Provision for credit losses	1,210	1,165	1,308	1,452		1,215		2,375	2,530
Income before income tax expense	10,572	10,662	8,254	9,556		9,749		21,234	18,090
Income tax expense	2,256	1,950	4,022	2,824		2,720		4,206	4,613
Net income	$8,316	$8,712	$4,232	$6,732		$7,029		$17,028	$13,477
Earnings per share data
Net income: Basic	$2.31	$2.38	$1.08	$1.77		$1.83		$4.69	$3.49
Diluted	2.29	2.37	1.07	1.76		1.82		4.66	3.47
Average shares: Basic	3,415.2	3,458.3	3,489.7	3,534.7		3,574.1		3,436.7	3,587.9
Diluted	3,434.7	3,479.5	3,512.2	3,559.6		3,599.0		3,457.1	3,614.7
Market and per common share data
Market capitalization	350,204	374,423	366,301	331,393		321,633		350,204	321,633
Common shares at period-end	3,360.9	3,404.8	3,425.3	3,469.7		3,519.0		3,360.9	3,519.0
Share price:(a)
High	$115.15	$119.33	$108.46	$95.88		$92.65		$119.33	$93.98
Low	103.11	103.98	94.96	88.08		81.64		103.11	81.64
Close	104.20	109.97	106.94	95.51		91.40		104.20	91.40
Book value per share	68.85	67.59	67.04	66.95		66.05		68.85	66.05
Tangible book value per share (“TBVPS”)(b)	55.14	54.05	53.56	54.03		53.29		55.14	53.29
Cash dividends declared per share	0.56	0.56	0.56	0.56		0.50		1.12	1.00
Selected ratios and metrics
Return on common equity (“ROE”) (c)	14%	15%	7%	11%		12%		14%	11%
Return on tangible common equity (“ROTCE”)(b)(c)	17	19	8	13		14		18	14
Return on assets(c)	1.28	1.37	0.66	1.04		1.10		1.32	1.07
Overhead ratio	58	58	61	57		57		58	59
Loans-to-deposits ratio	65	63	64	63		63		65	63
Liquidity coverage ratio (“LCR”) (average)(d)	115	115	119	120		115		115	115
Common equity Tier 1 (“CET1”) capital ratio(e)	12.0	11.8	12.2	12.5	(h)	12.5	(h)	12.0	12.5	(h)
Tier 1 capital ratio(e)	13.6	13.5	13.9	14.1	(h)	14.2	(h)	13.6	14.2	(h)
Total capital ratio(e)	15.5	15.3	15.9	16.1		16.0		15.5	16.0
Tier 1 leverage ratio(e)	8.2	8.2	8.3	8.4		8.5		8.2	8.5
Supplementary leverage ratio (“SLR”)(f)	6.5	6.5	6.5	6.6		6.7		6.5	6.7
Selected balance sheet data (period-end)
Trading assets	$418,799	$412,282	$381,844	$420,418		$407,064		$418,799	$407,064
Investment securities	233,015	238,188	249,958	263,288		263,458		233,015	263,458
Loans	948,414	934,424	930,697	913,761		908,767		948,414	908,767
Core loans	889,433	870,536	863,683	843,432		834,935		889,433	834,935
Average core loans	877,640	861,089	850,166	837,522		824,583		869,410	815,034
Total assets	2,590,050	2,609,785	2,533,600	2,563,074		2,563,174		2,590,050	2,563,174
Deposits	1,452,122	1,486,961	1,443,982	1,439,027		1,439,473		1,452,122	1,439,473
Long-term debt	273,114	274,449	284,080	288,582		292,973		273,114	292,973
Common stockholders’ equity	231,390	230,133	229,625	232,314		232,415		231,390	232,415
Total stockholders’ equity	257,458	256,201	255,693	258,382		258,483		257,458	258,483
Headcount	252,942	253,707	252,539	251,503		249,257		252,942	249,257
Credit quality metrics
Allowance for credit losses	$14,367	$14,482	$14,672	$14,648		$14,480		$14,367	$14,480
Allowance for loan losses to total retained loans	1.41%	1.44%	1.47%	1.49%		1.49%		1.41%	1.49%
Allowance for loan losses to retained loans excluding purchased credit-impaired loans(g)	1.22	1.25	1.27	1.29		1.28		1.22	1.28
Nonperforming assets	$5,767	$6,364	$6,426	$6,154		$6,432		$5,767	$6,432
Net charge-offs	1,252	1,335	1,264	1,265		1,204		2,587	2,858	(i)
Net charge-off rate	0.54%	0.59%	0.55%	0.56%		0.54%		0.56%	0.65%	(i)
Effective January 1, 2018, the Firm adopted several new accounting standards. Certain of the new accounting standards were applied retrospectively and, accordingly, prior period amounts were revised. For additional information, refer to Note 1.

(a)	Based on daily prices reported by the New York Stock Exchange.

(b)
TBVPS and ROTCE are non-GAAP financial measures. For a further discussion of these measures, refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures and Key Performance Measures on pages 15–17.

(c)	Quarterly ratios are based upon annualized amounts.

(d)	For the six months ended June 30, 2017, the balance represents the Firm’s reported average LCR per the U.S. LCR public disclosure requirements effective April 1, 2017.

(e)
Ratios presented are calculated under the Basel III Transitional capital rules and for the capital ratios represent the lower of the Standardized or Advanced approach as required by the Collins Amendment of the Dodd-Frank Act (the “Collins Floor”). Refer to Capital Risk Management on pages 43–47 for additional information on Basel III and the Collins Floor.

(f)
Effective January 1, 2018, the SLR was fully phased-in under Basel III. The SLR is defined as Tier 1 capital divided by the Firm’s total leverage exposure. Ratios prior to March 31, 2018 were calculated under the Basel III Transitional rules.

(g)
Excluded the impact of residential real estate purchased credit-impaired (“PCI”) loans, a non-GAAP financial measure. For a further discussion of these measures, refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures and Key Performance Measures on pages 15–17. For a further discussion, refer to Allowance for credit losses on pages 67–69.

(h)	The prior period ratios have been revised to conform with the current period presentation.

(i)	Excluding net charge-offs of $467 million related to the student loan portfolio sale, the net charge-off rates for the six months ended June 30, 2017 would have been 0.54%.

INTRODUCTION
The following is management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”) for the second quarter of 2018.
This Form 10-Q should be read together with JPMorgan Chase’s Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Annual Report” or “2017 Form 10-K”), to which reference is hereby made, and which is referred to throughout this document. Refer to the Glossary of terms and acronyms and line of business metrics on pages 172–179 for definitions of terms and acronyms used throughout this Form 10-Q.
The MD&A included in this Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. For a further discussion of certain of those risks and uncertainties and the factors that could cause JPMorgan Chase’s actual results to differ materially because of those risks and uncertainties, refer to Forward-looking Statements on page 83 of this Form 10-Q and Part I, Item 1A, Risk Factors, on pages 8–26 of JPMorgan Chase’s 2017 Annual Report.
JPMorgan Chase & Co., a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States of America (“U.S.”), with operations worldwide; the Firm had $2.6 trillion in assets and $257.5 billion in stockholders’ equity as of June 30, 2018. The Firm is a leader in investment banking, financial services for consumers and small businesses, commercial banking, financial transaction processing and asset management. Under the J.P. Morgan and Chase brands, the Firm serves millions of customers in the U.S. and many of the world’s most prominent corporate, institutional and government clients.
JPMorgan Chase’s principal bank subsidiaries are JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank, N.A.”), a national banking association with U.S. branches in 23 states, and Chase Bank USA, National Association (“Chase Bank USA, N.A.”), a national banking association that is the Firm’s principal credit card-issuing bank. JPMorgan Chase’s principal nonbank subsidiary is J.P. Morgan Securities LLC (“J.P. Morgan Securities”), a U.S. broker-dealer. The bank and non-bank subsidiaries of JPMorgan Chase operate nationally as well as through overseas branches and subsidiaries, and representative offices. The Firm’s principal operating subsidiary in the United Kingdom (“U.K.”) is J.P. Morgan Securities plc, a subsidiary of JPMorgan Chase Bank, N.A.
For management reporting purposes, the Firm’s activities are organized into four major reportable business segments, as well as a Corporate segment. The Firm’s consumer business segment is the Consumer & Community Banking (“CCB”). The Firm’s wholesale business segments are Corporate & Investment Bank (“CIB”), Commercial Banking (“CB”), and Asset & Wealth Management (“AWM”). For a description of the Firm’s business segments and the products and services they provide to their respective client bases, refer to Note 31 of JPMorgan Chase’s 2017 Form 10-K.

EXECUTIVE OVERVIEW
This executive overview of the MD&A highlights selected information and may not contain all of the information that is important to readers of this Form 10-Q. For a complete description of the trends and uncertainties, as well as the risks and critical accounting estimates affecting the Firm and its various lines of business, this Form 10-Q and and the 2017 Form 10-K should be read in their entirety.
Effective January 1, 2018, the Firm adopted several new accounting standards, of which the most significant to the Firm are the guidance related to revenue recognition, and recognition and measurement of financial assets. The revenue recognition guidance required gross presentation of certain costs that were previously offset against revenue. This change was adopted retrospectively and, accordingly, prior period amounts were revised, resulting in both total net revenue and total noninterest expense increasing with no impact to net income. The adoption of the recognition and measurement guidance resulted in $505 million of fair value gains, which were recorded in total net revenue in the first quarter of 2018, on certain equity investments that were previously held at cost. For additional information, refer to Note 1.

Financial performance of JPMorgan Chase
(unaudited) As of or for the period ended, (in millions, except per share data and ratios)	Three months ended June 30,			Six months ended June 30,
	2018	2017	Change	2018	2017	Change
Selected income statement data
Total net revenue	$27,753	$25,731	8%	$55,660	$50,670	10%
Total noninterest expense	15,971	14,767	8	32,051	30,050	7
Pre-provision profit	11,782	10,964	7	23,609	20,620	14
Provision for credit losses	1,210	1,215	—	2,375	2,530	(6)
Net income	8,316	7,029	18	17,028	13,477	26
Diluted earnings per share	$2.29	$1.82	26	$4.66	$3.47	34
Selected ratios and metrics
Return on common equity	14%	12%		14%	11%
Return on tangible common equity	17	14		18	14
Book value per share	$68.85	$66.05	4	$68.85	$66.05	4
Tangible book value per share	55.14	53.29	3	55.14	53.29	3
Capital ratios(a)
CET1(b)	12.0%	12.5%		12.0%	12.5%
Tier 1 capital(b)	13.6	14.2		13.6	14.2
Total capital	15.5	16.0		15.5	16.0

(a)	Ratios presented are calculated under the Basel III Transitional capital rules and represent the Collins Floor. Refer to Capital Risk Management on pages 43–47 for additional information on Basel III.

(b)	The prior period ratios have been revised to conform with the current period presentation.

Comparisons noted in the sections below are calculated for the second quarter of 2018 versus the second quarter of 2017, unless otherwise specified.
Firmwide overview
JPMorgan Chase reported strong results in the second quarter of 2018 with record net income of $8.3 billion, or $2.29 per share, on net revenue of $27.8 billion. The Firm reported ROE of 14% and ROTCE of 17%.

•
Net income increased 18%, reflecting higher net revenue and the impact of the lower U.S. federal statutory income tax rate as a result of the Tax Cuts & Jobs Acts (“TCJA”), partially offset by an increase in noninterest expense.

•
Total net revenue increased 8%. Net interest income was $13.5 billion, up 10%, predominantly driven by the impact of higher rates and loan growth, partially offset by lower Markets net interest income. Noninterest revenue was $14.3 billion, up 6%, driven by higher Markets revenue, investment banking fees and auto lease income, partially offset by lower Card net interchange income. Card net interchange income includes a rewards liability adjustment of approximately $330 million, driven by an increase in redemption rate assumptions, partially offset by higher card sales volumes.

•
Noninterest expense was $16.0 billion, up 8%, driven by higher performance-related compensation expense, investments in technology, auto lease depreciation, volume-related transaction costs, and a loss of $174 million on the liquidation of a legal entity.

•	The provision for credit losses was $1.2 billion, flat compared with the prior year.

•
The total allowance for credit losses was $14.4 billion at June 30, 2018, and the Firm had a loan loss coverage ratio, excluding the PCI portfolio, of 1.22%, compared with 1.28% in the prior year. The Firm’s nonperforming assets totaled $5.8 billion at June 30, 2018, a decrease from $6.4 billion in the prior year.

•	Firmwide average core loans increased 6%, and excluding CIB, core loans increased 7%.
Selected capital-related metrics

•	The Firm’s Basel III Fully Phased-In CET1 capital was $185 billion, and the Standardized and Advanced CET1 ratios were 12.0% and 12.8%, respectively.

•	The Firm’s fully phased-in SLR was 6.5% at June 30, 2018.

•	The Firm continued to grow tangible book value per share (“TBVPS”), ending the second quarter of 2018 at $55.14, up 3%.
ROTCE and TBVPS are each non-GAAP financial measures. Core loans and each of the Fully Phased-In capital and certain leverage measures are all considered key performance measures. For a further discussion of each of these measures, refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures and Key Performance Measures on pages 15–17, and Capital Risk Management on pages 43–47.

Lines of business highlights
Selected business metrics for each of the Firm’s four lines of business are presented below for the second quarter of 2018.

CCB ROE 26%	• Average core loans up 7%; average deposits up 5% • Client investment assets of $284 billion, up 12% • Credit card sales volume up 11% and merchant processing volume up 12%
CIB ROE 17%
•
#1 Global Investment Banking fees with 8.6% wallet share year-to-date
•
Markets revenue up 13%, with Equity Markets revenue of $2.0 billion, up 24%
•
Treasury Services and Securities Services revenue each up 12%

CB ROE 21%	• Average loan balances up 4% • Strong credit quality with 7 bps net charge-off rate
AWM ROE 33%	• Average loan balances up 12% • Assets under management (“AUM”) of $2.0 trillion, up 8%
For a detailed discussion of results by line of business, refer to the Business Segment Results on pages 18–40.
Credit provided and capital raised
JPMorgan Chase continues to support consumers, businesses and communities around the globe. The Firm provided credit and raised capital of $1.4 trillion for wholesale and consumer clients during the first six months of 2018:

•	$114 billion of credit for consumers

•	$11 billion of credit for U.S. small businesses

•	$470 billion of credit for corporations

•	$743 billion of capital raised for corporate clients and non-U.S. government entities

•	$26 billion of credit and capital raised for U.S. government and nonprofit entities, including states, municipalities, hospitals and universities.
Recent events
On June 28, 2018, the Federal Reserve informed the Firm that it did not object, on either a quantitative or qualitative basis, to the Firm’s 2018 capital plan, submitted under the Comprehensive Capital Analysis and Review (“CCAR”). As a result, the Firm announced that the Board of Directors intends to increase the quarterly common stock dividend to $0.80 per share (up from the current $0.56 per share), effective the third quarter of 2018 and has authorized gross common equity repurchases of up to $20.7 billion between July 1, 2018 and June 30, 2019 under a new common equity repurchase program.
2018 outlook
At this time the Firm is not updating the outlook provided in the first quarter 2018 Form 10-Q.

CONSOLIDATED RESULTS OF OPERATIONS
This section provides a comparative discussion of JPMorgan Chase’s Consolidated Results of Operations on a reported basis for the three and six months ended June 30, 2018 and 2017, unless otherwise specified. Factors that relate primarily to a single business segment are discussed in more detail within that business segment. For a discussion of the Critical Accounting Estimates Used by the Firm that affect the Consolidated Results of Operations, refer to pages 77–79 of this Form 10-Q and pages 138–140 of JPMorgan Chase’s 2017 Annual Report.
Effective January 1, 2018, the Firm adopted several new accounting standards. Certain of the new accounting standards were applied retrospectively and, accordingly, prior period amounts were revised. For additional information, refer to Note 1.

Revenue
	Three months ended June 30,			Six months ended June 30,
(in millions)	2018	2017	Change	2018	2017	Change
Investment banking fees	$2,168	$1,846	17%	$3,904	$3,726	5%
Principal transactions	3,782	3,137	21	7,734	6,719	15
Lending- and deposit-related fees	1,495	1,482	1	2,972	2,930	1
Asset management, administration and commissions	4,304	4,047	6	8,613	7,924	9
Investment securities losses	(80)	(34)	(135)	(325)	(37)	NM
Mortgage fees and related income	324	404	(20)	789	810	(3)
Card income	1,020	1,167	(13)	2,295	2,081	10
Other income(a)	1,255	1,474	(15)	2,881	2,245	28
Noninterest revenue	14,268	13,523	6	28,863	26,398	9
Net interest income	13,485	12,208	10	26,797	24,272	10
Total net revenue	$27,753	$25,731	8%	$55,660	$50,670	10%

(a)
Included operating lease income of $1.1 billion and $873 million for the three months ended June 30, 2018 and 2017, respectively, and $2.2 billion and $1.7 billion for the six months ended June 30, 2018 and 2017, respectively.

Quarterly results
Investment banking fees increased reflecting higher equity underwriting and advisory fees. The increase in equity underwriting fees was driven by a higher share of fees, primarily due to strong performance in the IPO and convertible markets. The increase in advisory fees was driven by a higher number of large completed transactions. For additional information, refer to CIB segment results on pages 25–30 and Note 5.
Principal transactions revenue increased reflecting higher client-driven market-making revenue in CIB as a result of strength across products in Equity Markets, predominantly in derivatives and prime brokerage. Fixed Income Markets also recorded solid performance with good client activity. For additional information, refer to CIB segment results on pages 25–30 , and Note 5.
For information on lending- and deposit-related fees, refer to the segment results for CCB on pages 20–24, CIB on pages 25–30, CB on pages 31–34 and Note 5.
Asset management, administration and commissions revenue increased reflecting:

•	higher asset management fees in AWM and CCB driven by net long-term product inflows and higher market levels, partially offset by fee compression in AWM

•	higher brokerage commissions driven by higher volumes and higher asset-based fees in CIB driven by net client inflows and higher market levels.

For additional information, refer to AWM, CCB and CIB segment results on pages 35–38, pages 20–24 and pages 25–30, respectively, and Note 5.
Investment securities losses increased primarily due to sales related to the repositioning of the investment securities portfolio. For further information on the investment securities portfolio, refer to the Corporate segment discussion on pages 39–40 and Note 9.
Mortgage fees and related income decreased driven by lower net production revenue, reflecting lower margins, and lower servicing revenue, partially offset by higher MSR risk management results.
For further information, refer to CCB segment results on pages 20–24 and Note 14.
Card income decreased driven by:

•
lower net interchange income reflecting higher rewards costs and partner payments, partially offset by higher card sales volumes. The rewards costs included an adjustment to the credit card rewards liability of approximately $330 million driven by an increase in redemption rate assumptions the lower net interchange income was largely offset by

•	lower new account origination costs

•	higher merchant processing fees reflecting higher merchant processing volumes.
For further information, refer to CCB segment results on pages 20–24 and Note 5.

Other income reflects:

•	higher operating lease income from growth in auto operating lease volume in CCB which was more than offset by

•	the absence of a $645 million legal benefit in Corporate related to a settlement with the FDIC receivership for Washington Mutual and with Deutsche Bank as trustee to certain Washington Mutual trusts.
For further information, refer to Note 5.
Net interest income increased primarily driven by the net impact of higher rates and loan growth across the businesses, partially offset by declines in Markets net interest income in CIB. The Firm’s average interest-earning assets were $2.2 trillion, up $45 billion from the prior year, and the net interest yield on these assets, on a fully taxable equivalent (“FTE”) basis, was 2.46%, an increase of 15 basis points from the prior year.
Year-to-date results
Investment banking fees increased reflecting:

•
higher advisory and equity underwriting fees in CIB. The increase in advisory fees was driven by a higher number of large completed transactions. The increase in equity underwriting fees was driven by a higher share of fees, primarily due to strong performance in the IPO market partially offset by

•	lower debt underwriting fees primarily driven by declines in industry-wide fee levels and a lower share in leveraged finance.
Principal transactions revenue increased primarily reflecting:

•
higher client-driven market-making revenue in CIB driven by strength across products in Equity Markets, predominantly derivatives and prime brokerage. Fixed Income Markets also recorded strong performance in Commodities and Currencies & Emerging Markets, largely offset by lower revenue in Credit the increase in client-driven market-making revenue in CIB was partially offset by

•	private equity losses of $45 million compared with gains of $153 million in the prior year on legacy investments in Corporate.

Asset management, administration and commissions revenue increased reflecting:

•	higher asset management fees in AWM and CCB driven by net long-term product inflows and higher market levels, partially offset by fee compression in AWM

•	higher brokerage commissions driven by higher volumes in CIB and AWM, and higher asset-based fees in CIB driven by net client inflows and higher market levels.
Investment securities losses increased primarily due to sales related to the repositioning of the investment securities portfolio.
Mortgage fees and related income decreased driven by lower net production revenue, reflecting lower margins, and lower servicing revenue, predominantly offset by higher MSR risk management results.
Card income increased driven by:

•	lower new account origination costs

•	higher merchant processing fees reflecting higher merchant processing volumes largely offset by

•
lower net interchange income reflecting higher rewards costs and partner payments, largely offset by higher card sales volumes. The rewards costs included an adjustment to the credit card rewards liability of approximately $330 million driven by an increase in redemption rate assumptions.

Other income increased reflecting:

•
fair value gains of $505 million recognized in the first quarter of 2018 related to the adoption of the new recognition and measurement accounting guidance for certain equity investments previously held at cost

•	higher operating lease income from growth in auto operating lease volume in CCB partially offset by

•
the absence of a legal benefit of $645 million in Corporate related to a settlement with the FDIC receivership for Washington Mutual and with Deutsche Bank as trustee to certain Washington Mutual trusts.

Net interest income increased primarily driven by the net impact of higher rates and loan growth across the businesses, partially offset by declines in Markets net interest income in CIB. The Firm’s average interest-earning assets were $2.2 trillion, up $44 billion from the prior year, and the net interest yield on these assets, on a FTE basis, was 2.47%, an increase of 15 basis points from the prior year.

Provision for credit losses
	Three months ended June 30,			Six months ended June 30,
(in millions)	2018	2017	Change	2018	2017	Change
Consumer, excluding credit card	$(56)	$12	NM	$90	$454	(80)%
Credit card	1,164	1,387	(16)%	2,334	2,380	(2)
Total consumer	1,108	1,399	(21)	2,424	2,834	(14)
Wholesale	102	(184)	NM	(49)	(304)	84
Total provision for credit losses	$1,210	$1,215	—%	$2,375	$2,530	(6)%
Quarterly results
The provision for credit losses was flat as a result of:

•	a decrease in the consumer provision predominantly reflecting

–	no addition to the allowance for credit losses in CCB in the current quarter, compared with a net addition in the prior year primarily in the credit card portfolio

–
lower net charge-offs, primarily in the residential real estate portfolio, which includes a recovery from a loan sale, and reflects the continued improvement in home prices and delinquencies, predominantly offset by an increase in net charge-offs in the credit card portfolio due to seasoning of newer vintages, in line with expectations the decrease in the consumer provision was offset by

•	an increase in the wholesale provision reflecting

–
a net expense in the current period as a result of net portfolio activity, including new exposures and loan sales, compared with a net benefit in the prior year driven by a reduction in the allowance for credit losses in the Oil & Gas, Natural Gas Pipelines, and Metals and Mining portfolios.

For a more detailed discussion of the credit portfolio and the allowance for credit losses, refer to the segment discussions of CCB on pages 20–24, CIB on pages 25–30, CB on pages 31–34, the Allowance for Credit Losses on pages 67–69 and Note 12.

Year-to-date results
The provision for credit losses decreased as a result of:

•	a lower consumer provision predominantly reflecting

–	no addition to the allowance for credit losses in CCB in the current year, compared with a net addition in the prior year primarily in the credit card portfolio partially offset by

–
higher net charge-offs in the credit card portfolio due to seasoning of newer vintages, in line with expectations. These were largely offset by lower net charge-offs in the residential real estate portfolio, which includes a recovery from a loan sale and reflects the continued improvement in home prices and delinquencies

–	the prior year included a $218 million write-down recorded in connection with the sale of the student loan portfolio the decrease in the consumer provision was partially offset by

•	a lower net benefit in the wholesale provision reflecting

–
a net benefit in the current period, primarily driven by a single name in the Oil & Gas portfolio, partially offset by other net portfolio activity, compared with a net benefit in the prior year, driven by a reduction in the allowance for credit losses in the Oil & Gas, Natural Gas Pipelines, and Metals and Mining portfolios.

Noninterest expense
	Three months ended June 30,			Six months ended June 30,
(in millions)	2018	2017	Change	2018	2017	Change
Compensation expense	$8,338	$7,757	7%	$17,200	$16,013	7%
Noncompensation expense:
Occupancy	981	912	8	1,869	1,873	—
Technology, communications and equipment	2,168	1,871	16	4,222	3,705	14
Professional and outside services	2,126	1,899	12	4,247	3,691	15
Marketing	798	756	6	1,598	1,469	9
Other expense(a)(b)	1,560	1,572	(1)	2,915	3,299	(12)
Total noncompensation expense	7,633	7,010	9	14,851	14,037	6
Total noninterest expense	$15,971	$14,767	8%	$32,051	$30,050	7%

(a)
Included Firmwide legal expense of $61 million for the three months ended June 30, 2017, and $70 million and $279 million for the six months ended June 30, 2018 and 2017, respectively; there was no legal expense for the three months ended June 30, 2018.

(b)
Included FDIC-related expense of $368 million and $376 million for the three months ended June 30, 2018 and 2017, respectively and $751 million and $757 million for the six months ended June 30, 2018 and 2017, respectively.

Quarterly results
Compensation expense increased driven by investments in headcount across the businesses, including bankers, advisors and business-related support staff; and higher performance-related compensation expense predominantly in CIB.
Noncompensation expense increased as a result of:

•	higher outside services expense primarily due to higher volume-related transaction costs in CIB and higher external fees on revenue growth in AWM

•	higher depreciation expense due to growth in auto operating lease volume in CCB

•	a loss of $174 million recorded in other expense in Corporate on the liquidation of a legal entity

•	higher investments in technology
For additional information on the liquidation of a legal entity, refer to Note 17.

Year-to-date results
Compensation expense increased driven by investments in headcount across the businesses, including bankers, advisors and business-related support staff, and higher performance-related compensation expense predominantly in CIB.
Noncompensation expense increased as a result of:

•	higher outside services expense primarily due to higher volume-related transaction costs in CIB and higher external fees on revenue growth in AWM

•	higher depreciation expense due to growth in auto operating lease volume in CCB

•	a loss of $174 million recorded in other expense in Corporate on the liquidation of a legal entity

•	higher investments in technology
partially offset by

•	lower legal expense
For a discussion of legal expense, refer to Note 22.

Income tax expense
	Three months ended June 30,			Six months ended June 30,
(in millions)	2018	2017	Change	2018	2017	Change
Income before income tax expense	$10,572	$9,749	8%	$21,234	$18,090	17%
Income tax expense	2,256	2,720	(17)	4,206	4,613	(9)
Effective tax rate	21.3%	27.9%		19.8%	25.5%
Quarterly results
The effective tax rate decreased due to the TCJA, including the reduction in the U.S. federal statutory income tax rate as well as a $189 million tax benefit resulting from a change in the estimate for the deemed repatriation tax on non-U.S. earnings. The decrease was partially offset by the change in mix of income and expense subject to U.S. federal, state and local taxes.

Year-to-date results
The effective tax rate decreased due to the TCJA, including the reduction in the U.S. federal statutory income tax rate as well as a $189 million tax benefit recorded in the second quarter of 2018 resulting from a change in the estimate for the deemed repatriation tax on non-U.S. earnings. The decrease was partially offset by higher pre-tax income, and the change in mix of income and expense subject to U.S. federal, state and local taxes.

CONSOLIDATED BALANCE SHEETS AND CASH FLOWS ANALYSIS
Effective January 1, 2018, the Firm adopted several new accounting standards. Certain of the new accounting standards were applied retrospectively and, accordingly, prior period amounts were revised. For additional information, refer to Note 1.
Consolidated balance sheets analysis
The following is a discussion of the significant changes between June 30, 2018, and December 31, 2017.

Selected Consolidated balance sheets data
(in millions)	Jun 30, 2018	Dec 31, 2017	Change
Assets
Cash and due from banks	$23,680	$25,898	(9)%
Deposits with banks	381,500	405,406	(6)
Federal funds sold and securities purchased under resale agreements	226,505	198,422	14
Securities borrowed	108,246	105,112	3
Trading assets:
Debt and equity instruments	360,289	325,321	11
Derivative receivables	58,510	56,523	4
Investment securities	233,015	249,958	(7)
Loans	948,414	930,697	2
Allowance for loan losses	(13,250)	(13,604)	(3)
Loans, net of allowance for loan losses	935,164	917,093	2
Accrued interest and accounts receivable	75,669	67,729	12
Premises and equipment	14,132	14,159	—
Goodwill, MSRs and other intangible assets	54,535	54,392	—
Other assets	118,805	113,587	5
Total assets	$2,590,050	$2,533,600	2%
Cash and due from banks and deposits with banks decreased primarily as a result of net long-term debt maturities and a shift in the deployment of excess cash from deposits with banks into securities purchased under resale agreements. The Firm’s excess cash is largely placed with various central banks, predominantly Federal Reserve Banks.
Federal funds sold and securities purchased under resale agreements increased primarily due to higher client activity in CIB and the shift in the deployment of excess cash from deposits with banks into securities purchased under resale agreements. For additional information on the Firm’s Liquidity Risk Management, refer to pages 48–52.
Trading assets-debt and equity instruments increased predominantly as a result of client-driven market-making activities in CIB, primarily debt instruments in Fixed Income Markets, and equity instruments in prime brokerage, driven by higher client demand. For additional information, refer to Notes 2 and 4.
Investment securities decreased primarily reflecting net sales, paydowns and maturities of U.S. government agency mortgage-backed securities (“MBS”), commercial MBS, and obligations of U.S. states and municipalities. For additional information on Investment securities, refer to Corporate segment results on pages 39–40, Investment Portfolio Risk Management on page 70, and Notes 2 and 9.

Loans increased reflecting:

•
higher wholesale loans across all lines of business, predominantly driven by CIB, including loans to financial institution and commercial and industrial clients, and in AWM due to higher loans to international and domestic Private Banking clients partially offset by

•
lower consumer loans driven by the seasonal decline in credit card balances, paydown of home equity loans, run-off of PCI loans, and a mortgage loan sale, predominantly offset by higher retention of high-quality prime mortgages in CCB and AWM.

The allowance for loan losses decreased reflecting:

•	a net reduction in the wholesale allowance primarily in the Oil & Gas portfolio driven by a single name

•	the consumer allowance was relatively flat.
For a detailed discussion of loans and the allowance for loan losses, refer to Credit Risk Management on pages 53–70, and Notes 2, 3, 11 and 12.
Accrued interest and accounts receivable increased primarily reflecting higher client receivables related to client-driven activities in CIB.
Other assets increased largely reflecting higher auto operating lease assets from growth in business volume in CCB.
For information on Goodwill and MSRs, refer to Note 14.

Selected Consolidated balance sheets data (continued)
(in millions)	Jun 30, 2018	Dec 31, 2017	Change
Liabilities
Deposits	$1,452,122	$1,443,982	1%
Federal funds purchased and securities loaned or sold under repurchase agreements	175,293	158,916	10
Short-term borrowings	63,918	51,802	23
Trading liabilities:
Debt and equity instruments	107,327	85,886	25
Derivative payables	42,511	37,777	13
Accounts payable and other liabilities	196,984	189,383	4
Beneficial interests issued by consolidated variable interest entities (“VIEs”)	21,323	26,081	(18)
Long-term debt	273,114	284,080	(4)
Total liabilities	2,332,592	2,277,907	2
Stockholders’ equity	257,458	255,693	1
Total liabilities and stockholders’ equity	$2,590,050	$2,533,600	2%
Deposits increased due to:

•
higher deposits in the consumer business reflecting the continuation of growth from new and existing customers and low attrition rates in CCB, partially offset by balance migration as customers shift from deposits largely into the Firm’s investment-related products; and in the wholesale business reflecting an increase in CIB’s Treasury Services business driven by growth in client activity partially offset by

•	lower deposits in the other wholesale businesses primarily driven by the impact of seasonality in CB and AWM, and balance migration in AWM predominantly into the Firm’s investment-related products.
For more information, refer to the Liquidity Risk Management discussion on pages 48–52; and Notes 2 and 15.
Federal funds purchased and securities loaned or sold under repurchase agreements increased reflecting higher secured financing of trading assets-debt and equity instruments, partially offset by a change in the mix of funding to short-term borrowings in CIB.
Short-term borrowings increased driven by a change in
the mix of funding for CIB activities from securities sold under repurchase agreements to short-term borrowings, and the net issuance of commercial paper. For additional information, refer to Liquidity Risk Management on pages 48–52.

Trading liabilities–debt and equity instruments increased predominantly as a result of client-driven market-making activities in CIB, primarily debt instruments in Fixed Income Markets, and equity instruments in prime brokerage. For additional information, refer to Note 2 .
Trading liabilities–derivative payables increased predominantly as a result of client-driven market-making activities in CIB Markets, which increased equity and interest rate derivative payables. For additional information, refer to Derivative contracts on pages 65–66, and Notes 2 and 4.
Beneficial interests issued by consolidated VIEs decreased due to net maturities of credit card securitizations. For further information on Firm-sponsored VIEs and loan securitization trusts, refer to Off-Balance Sheet Arrangements on page 14 and Notes 13 and 20.
Long-term debt decreased primarily driven by lower Federal Home Loan Bank (“FHLB”) advances and net maturities of senior debt. For additional information on the Firm’s long-term debt activities, refer to Liquidity Risk Management on pages 48–52.
For information on changes in stockholders’ equity, refer to page 87, and on the Firm’s capital actions, refer to Capital actions on pages 46–47.

Consolidated cash flows analysis
The following is a discussion of cash flow activities during the six months ended June 30, 2018 and 2017.

(in millions)	Six months ended June 30,
	2018	2017
Net cash provided by/(used in)
Operating activities	$576	$(18,486)
Investing activities	(38,974)	24,539
Financing activities	13,766	47,911
Effect of exchange rate changes on cash	(1,492)	5,408
Net increase/(decrease) in cash and due from banks and deposits with banks	$(26,124)	$59,372
Operating activities

•
In 2018, cash provided primarily reflected increased trading liabilities-debt and equity instruments and accounts payable and other liabilities, offset by increases in trading assets-debt and equity instruments.

•
In 2017, cash used primarily reflected increases in trading assets-debt and equity instruments and accrued interest and accounts receivable, and decreases in trading liabilities-derivative payables, and accounts payable and other liabilities, partially offset by a decrease in other assets.

Investing activities

•	In 2018, cash used reflected an increase in securities purchased under resale agreements and higher net loans originated, partially offset by lower investment securities.

•	In 2017, cash provided reflected a decrease in securities purchased under resale agreements and lower investment securities, partially offset by a net increase in loan originations.
Financing activities

•	In 2018, cash provided reflected higher securities loaned or sold under repurchase agreements, short-term borrowings and deposits, partially offset by a decrease in long-term borrowings.

•	In 2017, cash provided reflected higher deposits, and short-term borrowings, partially offset by a decrease in long-term borrowings.

•	Additionally, for both periods, cash was used for repurchases of common stock and dividends on common and preferred stock.
For a further discussion of the activities affecting the Firm’s cash flows, refer to Consolidated Balance Sheets Analysis on pages 11–13, Capital Risk Management on pages 43–47, and Liquidity Risk Management on pages 48–52 of this Form 10-Q, and pages 92–97 of JPMorgan Chase’s 2017 Annual Report.

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
The table below provides an index of where in this Form 10-Q a discussion of the Firm’s various off-balance sheet arrangements can be found. In addition, refer to Note 1 for information about the Firm’s consolidation policies.

Type of off-balance sheet arrangement	Location of disclosure	Page references
Special-purpose entities: variable interests and other obligations, including contingent obligations, arising from variable interests in nonconsolidated VIEs	Refer to Note 13	145-150
Off-balance sheet lending-related financial instruments, guarantees, and other commitments	Refer to Note 20	159-162

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
Management also uses certain non-GAAP financial measures at the Firm and business-segment level, because these other non-GAAP financial measures provide information to investors about the underlying operational performance and trends of the Firm or of the particular business segment, as the case may be, and, therefore, facilitate a comparison of the Firm or the business segment with the performance of its relevant competitors. For additional information on these non-GAAP measures, refer to Business Segment Results on pages 18–40.
Additionally, certain credit metrics and ratios disclosed by the Firm exclude PCI loans, and are therefore non-GAAP measures. For additional information on these non-GAAP measures, refer to Credit and Investment Risk Management on pages 53–70.
Non-GAAP financial measures used by the Firm may not be comparable to similarly named non-GAAP financial measures used by other companies.
The following summary tables provide a reconciliation from the Firm’s reported U.S. GAAP results to managed basis.

	Three months ended June 30,
	2018			2017
(in millions, except ratios)	Reported results	Fully taxable-equivalent adjustments(a)(b)	Managed basis	Reported results	Fully taxable-equivalent adjustments(a)	Managed basis
Other income	$1,255	$474	$1,729	$1,474	$596	$2,070
Total noninterest revenue	14,268	474	14,742	13,523	596	14,119
Net interest income	13,485	161	13,646	12,208	339	12,547
Total net revenue	27,753	635	28,388	25,731	935	26,666
Pre-provision profit	11,782	635	12,417	10,964	935	11,899
Income before income tax expense	10,572	635	11,207	9,749	935	10,684
Income tax expense	$2,256	$635	$2,891	$2,720	$935	$3,655
Overhead ratio	58%	NM	56%	57%	NM	55%

	Six months ended June 30,
	2018			2017
(in millions, except ratios)	Reported results	Fully taxable-equivalent adjustments(a)(b)	Managed basis	Reported results	Fully taxable-equivalent adjustments(a)	Managed basis
Other income	$2,881	$929	$3,810	$2,245	$1,178	$3,423
Total noninterest revenue	28,863	929	29,792	26,398	1,178	27,576
Net interest income	26,797	319	27,116	24,272	668	24,940
Total net revenue	55,660	1,248	56,908	50,670	1,846	52,516
Pre-provision profit	23,609	1,248	24,857	20,620	1,846	22,466
Income before income tax expense	21,234	1,248	22,482	18,090	1,846	19,936
Income tax expense	$4,206	$1,248	$5,454	$4,613	$1,846	$6,459
Overhead ratio	58%	NM	56%	59%	NM	57%
Effective January 1, 2018, the Firm adopted several new accounting standards. Certain of the new accounting standards were applied retrospectively and, accordingly, prior period amounts were revised. For additional information, refer to Note 1.

(a)	Predominantly recognized in CIB and CB business segments and Corporate.

(b)	The decrease in fully taxable-equivalent adjustments in the three and six months ended June 30, 2018, reflects the impact of the TCJA.

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

The data presented below are non-GAAP financial measures due to the exclusion of markets-related net interest income arising from CIB.

(in millions, except rates)	Three months ended June 30,			Six months ended June 30,
	2018	2017	Change	2018	2017	Change
Net interest income – managed basis(a)(b)	$13,646	$12,547	9%	$27,116	$24,940	9%
Less: CIB Markets net interest income(c)	754	1,075	(30)	1,784	2,439	(27)
Net interest income excluding CIB Markets(a)	$12,892	$11,472	12	$25,332	$22,501	13

Average interest-earning assets	$2,222,277	$2,177,109	2	$2,212,897	$2,169,055	2
Less: Average CIB Markets interest-earning assets(c)	611,432	537,263	14	601,544	530,051	13
Average interest-earning assets excluding CIB Markets	$1,610,845	$1,639,846	(2)%	$1,611,353	$1,639,004	(2)%
Net interest yield on average interest-earning assets – managed basis	2.46%	2.31%		2.47%	2.32%
Net interest yield on average CIB Markets interest-earning assets(c)	0.49	0.80		0.60	0.93
Net interest yield on average interest-earning assets excluding CIB Markets	3.21%	2.81%		3.17%	2.77%

(a)	Interest includes the effect of related hedges. Taxable-equivalent amounts are used where applicable.

(b)	For a reconciliation of net interest income on a reported and managed basis, refer to reconciliation from the Firm’s reported U.S. GAAP results to managed basis on page 15.

(c)	For further information on CIB’s Markets businesses, refer to page 29.

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
The following summary table provides a reconciliation from the Firm’s common stockholders’ equity to TCE.

	Period-end		Average
(in millions, except per share and ratio data)	Jun 30, 2018	Dec 31, 2017	Three months ended June 30,		Six months ended June 30,
			2018	2017	2018	2017
Common stockholders’ equity	$231,390	$229,625	$228,901	$230,200	$228,261	$228,959
Less: Goodwill	47,488	47,507	47,494	47,290	47,499	47,292
Less: Other intangible assets	806	855	822	838	833	845
Add: Certain Deferred tax liabilities(a)(b)	2,227	2,204	2,221	3,239	2,216	3,234
Tangible common equity	$185,323	$183,467	$182,806	$185,311	$182,145	$184,056

Return on tangible common equity	NA	NA	17%	14%	18%	14%
Tangible book value per share	$55.14	$53.56	NA	NA	NA	NA

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
For additional information on these measures, refer to Capital Risk Management on pages 43–47.

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
The business segments are determined based on the products and services provided, or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management. Results of these lines of business are presented on a managed basis. For a definition of managed basis, refer to Explanation and Reconciliation of the Firm’s use of Non-GAAP Financial Measures and Key Performance Measures on pages 15–17.

Description of business segment reporting methodology
Results of the business segments are intended to present each segment as if it were a stand-alone business. The management reporting process that derives business segment results includes the allocation of certain income and expense items. For further information about line of business capital, refer to Line of business equity on page 46. The Firm periodically assesses the assumptions, methodologies and reporting classifications used for segment reporting, and further refinements may be implemented in future periods.
Business segment capital allocation
The amount of capital assigned to each business is referred to as equity. On at least an annual basis, the Firm assesses the level of capital required for each line of business as well as the assumptions and methodologies used to allocate capital. For additional information on business segment capital allocation, refer to Line of business equity on pages 88-89 of JPMorgan Chase’s 2017 Annual Report.
For a further discussion of those methodologies, refer to Business Segment Results – Description of business segment reporting methodology on pages 55–56 of JPMorgan Chase’s 2017 Annual Report.

Segment results – managed basis
Effective January 1, 2018, the Firm adopted several new accounting standards. Certain of the new accounting standards were applied retrospectively and, accordingly, prior period amounts were revised. For additional information, refer to Note 1.
Net income in 2018 for the business segments reflects the favorable impact of the reduction in the U.S. federal statutory income tax rate as a result of the TCJA.
The following tables summarize the business segment results for the periods indicated.

Three months ended June 30,	Total net revenue			Total noninterest expense			Pre-provision profit/(loss)
(in millions)	2018	2017	Change	2018	2017	Change	2018	2017	Change
Consumer & Community Banking	$12,497	$11,412	10%	$6,879	$6,500	6	$5,618	$4,912	14%
Corporate & Investment Bank	9,923	8,925	11	5,403	4,877	11	4,520	4,048	12
Commercial Banking	2,316	2,088	11	844	790	7	1,472	1,298	13
Asset & Wealth Management	3,572	3,437	4	2,566	2,417	6	1,006	1,020	(1)
Corporate	80	804	(90)	279	183	52	(199)	621	NM
Total	$28,388	$26,666	6%	$15,971	$14,767	8	$12,417	$11,899	4%

Three months ended June 30,	Provision for credit losses			Net income/(loss)			Return on equity
(in millions, except ratios)	2018	2017	Change	2018	2017	Change	2018	2017
Consumer & Community Banking	$1,108	$1,394	(21)%	$3,412	$2,223	53	26%	17%
Corporate & Investment Bank	58	(53)	NM	3,198	2,710	18	17	15
Commercial Banking	43	(130)	NM	1,087	902	21	21	17
Asset & Wealth Management	2	4	(50)	755	624	21	33	27
Corporate	(1)	—	NM	(136)	570	NM	NM	NM
Total	$1,210	$1,215	—	$8,316	$7,029	18	14%	12%

Six months ended June 30,	Total net revenue			Total noninterest expense			Pre-provision profit/(loss)
(in millions)	2018	2017	Change	2018	2017	Change	2018	2017	Change
Consumer & Community Banking	$25,094	$22,382	12	$13,788	$12,895	7%	$11,306	$9,487	19
Corporate & Investment Bank	20,406	18,524	10	11,062	10,061	10	9,344	8,463	10
Commercial Banking	4,482	4,106	9	1,688	1,615	5	2,794	2,491	12
Asset & Wealth Management	7,078	6,725	5	5,147	5,198	(1)	1,931	1,527	26
Corporate	(152)	779	NM	366	281	30	(518)	498	NM
Total	$56,908	$52,516	8	$32,051	$30,050	7%	$24,857	$22,466	11

Six months ended June 30,	Provision for credit losses			Net income/(loss)			Return on equity
(in millions, except ratios)	2018	2017	Change	2018	2017	Change	2018	2017
Consumer & Community Banking	$2,425	$2,824	(14)%	$6,738	$4,211	60	26%	16%
Corporate & Investment Bank	(100)	(149)	33	7,172	5,951	21	20	16
Commercial Banking	38	(167)	NM	2,112	1,701	24	20	16
Asset & Wealth Management	17	22	(23)	1,525	1,009	51	33	22
Corporate	(5)	—	NM	(519)	605	NM	NM	NM
Total	$2,375	$2,530	(6)%	$17,028	$13,477	26	14%	11%
The following sections provide a comparative discussion of business segment results as of or for the three and six months ended June 30, 2018 versus the corresponding period in the prior year, unless otherwise specified.

CONSUMER & COMMUNITY BANKING
For a discussion of the business profile of CCB, refer to pages 57-61 of JPMorgan Chase’s 2017 Annual Report and Line of Business Metrics on page 177.

Selected income statement data
	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2018	2017	Change	2018	2017	Change
Revenue
Lending- and deposit-related fees	$875	$850	3%	$1,732	$1,662	4%
Asset management, administration and commissions	591	562	5	1,166	1,101	6
Mortgage fees and related income	324	401	(19)	789	807	(2)
Card income	910	1,061	(14)	2,080	1,878	11
All other income	1,048	810	29	2,120	1,553	37
Noninterest revenue	3,748	3,684	2	7,887	7,001	13
Net interest income	8,749	7,728	13	17,207	15,381	12
Total net revenue	12,497	11,412	10	25,094	22,382	12

Provision for credit losses	1,108	1,394	(21)	2,425	2,824	(14)

Noninterest expense
Compensation expense(a)	2,621	2,504	5	5,281	5,030	5
Noncompensation expense(a)(b)	4,258	3,996	7	8,507	7,865	8
Total noninterest expense	6,879	6,500	6	13,788	12,895	7
Income before income tax expense	4,510	3,518	28	8,881	6,663	33
Income tax expense	1,098	1,295	(15)	2,143	2,452	(13)
Net income	$3,412	$2,223	53	$6,738	$4,211	60

Revenue by line of business
Consumer & Business Banking	$6,131	$5,233	17	$11,853	$10,139	17
Home Lending	1,347	1,426	(6)	2,856	2,955	(3)
Card, Merchant Services & Auto	5,019	4,753	6	10,385	9,288	12

Mortgage fees and related income details:
Net production revenue	93	152	(39)	188	293	(36)
Net mortgage servicing revenue(c)	231	249	(7)	601	514	17
Mortgage fees and related income	$324	$401	(19)%	$789	$807	(2)%

Financial ratios
Return on equity	26%	17%		26%	16%
Overhead ratio	55	57		55	58
Note: In the discussion and the tables which follow, CCB presents certain financial measures which exclude the impact of PCI loans; these are non-GAAP financial measures.

(a)
Effective in the first quarter of 2018, certain operations staff were transferred from CCB to CB. The prior period amounts have been revised to conform with the current period presentation. For a further discussion of this transfer, refer to CB segment results on page 31.

(b)
Included operating lease depreciation expense of $827 million and $638 million for the three months ended June 30, 2018 and 2017, respectively, and $1.6 billion and $1.2 billion for six months ended June 30, 2018 and 2017, respectively.

(c)
Included MSR risk management results of $(23) million and $(57) million for the three months ended June 30, 2018 and 2017, respectively and $(6) million and $(109) million for six months ended June 30, 2018 and 2017, respectively.

Quarterly results
Net income was $3.4 billion, an increase of 53%.
Net revenue was $12.5 billion, an increase of 10%.
Net interest income was $8.7 billion, up 13%, driven by:

•	higher deposit margins and growth in deposit balances, and

•	margin expansion and higher loan balances in Card,
partially offset by

•	loan spread compression from higher rates in Home Lending and Auto, and

•	the impact of the sale of the student loan portfolio in the prior year.
Noninterest revenue was $3.7 billion, up 2%, driven by:

•	lower new account origination costs in Card,

•	higher auto lease volume, and

•	higher MSR risk management results,
predominantly offset by

•
lower net interchange reflecting higher rewards costs and partner payments, partially offset by higher card sales volumes. The rewards costs included an adjustment to the credit card rewards liability of approximately $330 million driven by an increase in redemption rate assumptions, and

•	lower net production revenue reflecting lower mortgage production margins.
Refer to Note 14 for further information regarding changes in value of the MSR asset and related hedges, and mortgage fees and related income.
Noninterest expense was $6.9 billion, up 6%, driven by:

•	higher auto lease depreciation, and

•	investments in technology.
The provision for credit losses was $1.1 billion, a decrease of 21% from the prior year, reflecting:

•	no addition to the allowance for credit losses in the current quarter, compared with a net addition of $250 million in the prior year primarily in the credit card portfolio, and

•
lower net charge-offs, primarily in the residential real estate portfolio, which includes a recovery of approximately $130 million from a loan sale, and reflects continued improvement in home prices and delinquencies, predominantly offset by an increase in net charge-offs in the credit card portfolio due to seasoning of newer vintages, in line with expectations.

Year-to-date results
Net income was $6.7 billion, an increase of 60%.
Net revenue was $25.1 billion, an increase of 12%.
Net interest income was $17.2 billion, up 12%, driven by:

•	higher deposit margins and growth in deposit balances, and

•	margin expansion and higher loan balances in Card,
partially offset by

•	loan spread compression from higher rates in Home Lending and Auto, and

•	the impact of the sale of the student loan portfolio in the prior year.
Noninterest revenue was $7.9 billion, up 13%, driven by:

•	lower new account origination costs in Card,

•	higher auto lease volume, and

•	higher MSR risk management results,
partially offset by

•
lower net interchange reflecting higher rewards costs and partner payments, largely offset by higher card sales volumes. The rewards costs included an adjustment to the credit card rewards liability of approximately $330 million driven by an increase in redemption rate assumptions, and

•	lower net production revenue reflecting lower mortgage production margins.
Noninterest expense was $13.8 billion, up 7%, driven by:

•	investments in technology and marketing,

•	higher auto lease depreciation, and

•	continued business growth.
The provision for credit losses was $2.4 billion, a decrease of 14% from the prior year, reflecting:

•	no addition to the allowance for credit losses in the current year, compared with a net addition of $250 million in the prior year primarily in the credit card portfolio partially offset by

•
higher net charge-offs in the credit card portfolio due to seasoning of newer vintages, in line with expectations. These were largely offset by lower net charge-offs in the residential real estate portfolio, which includes a recovery of approximately $130 million from a loan sale, and reflects the continued improvement in home prices and delinquencies

•	the prior year included a $218 million write-down recorded in connection with the sale of the student loan portfolio.

Selected metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except headcount)	2018	2017	Change	2018	2017	Change
Selected balance sheet data (period-end)
Total assets	$552,674	$529,859	4%	$552,674	$529,859	4%
Loans:
Consumer & Business Banking	26,272	25,044	5	26,272	25,044	5
Home equity	39,033	46,330	(16)	39,033	46,330	(16)
Residential mortgage	202,205	189,661	7	202,205	189,661	7
Home Lending	241,238	235,991	2	241,238	235,991	2
Card	145,255	140,141	4	145,255	140,141	4
Auto	65,014	65,627	(1)	65,014	65,627	(1)
Student	—	75	NM	—	75	NM
Total loans	477,779	466,878	2	477,779	466,878	2
Core loans	419,295	393,639	7	419,295	393,639	7
Deposits	679,154	648,369	5	679,154	648,369	5
Equity	51,000	51,000	—	51,000	51,000	—
Selected balance sheet data (average)
Total assets	$544,642	$528,598	3	$541,806	$530,338	2
Loans:
Consumer & Business Banking	26,110	24,725	6	25,978	24,543	6
Home equity	39,898	47,339	(16)	40,836	48,303	(15)
Residential mortgage	201,587	187,201	8	200,129	185,489	8
Home Lending	241,485	234,540	3	240,965	233,792	3
Card	142,724	138,132	3	142,825	137,674	4
Auto	65,383	65,474	—	65,622	65,395	—
Student	—	4,642	NM	—	5,772	NM
Total loans	475,702	467,513	2	475,390	467,176	2
Core loans	414,120	387,783	7	412,145	384,419	7
Deposits	673,761	639,873	5	666,719	631,441	6
Equity	51,000	51,000	—	51,000	51,000	—

Headcount(a)	131,945	135,040	(2)%	131,945	135,040	(2)%

(a)
Effective in the first quarter of 2018, certain operations staff were transferred from CCB to CB. The prior period amount has been revised to conform with the current period presentation. For further discussion of this transfer, refer to CB segment results on page 31.

Selected metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except ratio data)	2018	2017	Change	2018	2017		Change
Credit data and quality statistics
Nonaccrual loans(a)(b)	$3,854	$4,124	(7)%	$3,854	$4,124		(7)%

Net charge-offs/(recoveries)(c)
Consumer & Business Banking	50	56	(11)	103	113		(9)
Home equity	(7)	7	NM	9	54		(83)
Residential mortgage	(149)	(4)	NM	(147)	(1)		NM
Home Lending	(156)	3	NM	(138)	53		NM
Card	1,164	1,037	12	2,334	2,030		15
Auto	50	48	4	126	129		(2)
Student	—	—	NM	—	498	(g)	(100)
Total net charge-offs/(recoveries)	$1,108	$1,144	(3)	$2,425	$2,823	(g)	(14)

Net charge-off/(recovery) rate(c)
Consumer & Business Banking	0.77%	0.91%		0.80%	0.93%
Home equity(d)	(0.09)	0.08		0.06	0.30
Residential mortgage(d)	(0.33)	(0.01)		(0.16)	—
Home Lending(d)	(0.29)	0.01		(0.13)	0.05
Card	3.27	3.01		3.30	2.98
Auto	0.31	0.29		0.39	0.40
Student	—	—		—	NM
Total net charge-off/(recovery) rate(d)	1.00	1.07		1.10	1.32	(g)

30+ day delinquency rate
Home Lending(e)(f)	0.86%	1.02%		0.86%	1.02%
Card	1.65	1.59		1.65	1.59
Auto	0.77	0.88		0.77	0.88

90+ day delinquency rate — Card	0.85	0.80		0.85	0.80

Allowance for loan losses
Consumer & Business Banking	$796	$796	—	$796	$796		—
Home Lending, excluding PCI loans	1,003	1,153	(13)	1,003	1,153		(13)
Home Lending — PCI loans(c)	2,132	2,265	(6)	2,132	2,265		(6)
Card	4,884	4,384	11	4,884	4,384		11
Auto	464	499	(7)	464	499		(7)
Total allowance for loan losses(c)	$9,279	$9,097	2%	$9,279	$9,097		2%

(a)	Excludes PCI loans. The Firm is recognizing interest income on each pool of PCI loans as each of the pools is performing.

(b)
At June 30, 2018 and 2017, nonaccrual loans excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $3.3 billion and $4.1 billion, respectively. Student loans insured by U.S. government agencies under the Federal Family Education Loan Program (“FFELP”) and 90 or more days past due were also excluded from nonaccrual loans prior to sale of the student loan portfolio in 2017. These amounts have been excluded based upon the government guarantee.

(c)
Net charge-offs and the net charge-off rates for the three months ended June 30, 2018 and 2017, excluded $73 million and $22 million, respectively, and for six months ended June 30, 2018 and 2017, excluded $93 million and $46 million, respectively, of write-offs in the PCI portfolio. These write-offs decreased the allowance for loan losses for PCI loans. For further information on PCI write-offs, refer to Summary of changes in the allowance for credit losses on page 68.

(d)
Excludes the impact of PCI loans. For the three months ended June 30, 2018 and 2017, the net charge-off/(recovery) rates including the impact of PCI loans were as follows: (1) home equity of (0.07)% and 0.06%, respectively; (2) residential mortgage of (0.30)% and (0.01)%, respectively; (3) Home Lending of (0.26)% and 0.01%, respectively; and (4) total CCB of 0.93% and 0.99%, respectively. For the six months ended June 30, 2018 and 2017, the net charge-off/(recovery) rates included impact of PCI loans were as follows: (1) home equity of 0.04% and 0.23%, respectively; (2) residential mortgage of (0.15)% and -%, respectively; (3) Home Lending of (0.12)% and 0.05%, respectively; and (4) total CCB of 1.03% and 1.23%, respectively.

(e)
At June 30, 2018 and 2017, excluded mortgage loans insured by U.S. government agencies of $5.0 billion and $6.0 billion, respectively, that are 30 or more days past due. These amounts have been excluded based upon the government guarantee.

(f)	Excludes PCI loans. The 30+ day delinquency rate for PCI loans was 9.40% and 9.06% at June 30, 2018 and 2017, respectively.

(g)	Excluding net charge-offs of $467 million related to the student loan portfolio sale, the total net charge-off rate for the six months ended June 30, 2017 would have been 1.10%.

Selected metrics
	As of or for the three months ended June 30,					As of or for the six months ended June 30,
(in billions, except ratios and where otherwise noted)	2018		2017		Change	2018		2017		Change
Business Metrics
Number of branches	5,091		5,217		(2)%	5,091		5,217		(2)%
Active digital customers (in thousands)(a)	47,952		45,876		5	47,952		45,876		5
Active mobile customers (in thousands)(b)	31,651		28,386		12	31,651		28,386		12
Debit and credit card sales volume(c)	$255.0		$231.3		10	$487.4		$440.7		11

Consumer & Business Banking
Average deposits	$659.8		$625.4		5	$653.1		$617.3		6
Deposit margin	2.36%		1.96%			2.28%		1.92%
Business banking origination volume	$1.9		$2.2		(12)	$3.6		$3.9		(8)
Client investment assets	283.7		253.0		12	283.7		253.0		12

Home Lending
Mortgage origination volume by channel
Retail	$10.4		$9.7		7	$18.7		$18.7		—
Correspondent	11.1		14.2		(22)	21.0		27.6		(24)
Total mortgage origination volume(d)	$21.5		$23.9		(10)	$39.7		$46.3		(14)

Total loans serviced (period-end)	$802.6		$827.8		(3)	$802.6		$827.8		(3)
Third-party mortgage loans serviced (period-end)	533.0		568.0		(6)	533.0		568.0		(6)
MSR carrying value (period-end)	6.2		5.8		7	6.2		5.8		7
Ratio of MSR carrying value (period-end) to third-party mortgage loans serviced (period-end)	1.16%		1.02%			1.16%		1.02%

MSR revenue multiple(e)	3.31	x	2.91	x		3.22	x	2.91	x

Card, excluding Commercial Card
Credit card sales volume	$174.0		$156.8		11	$331.1		$296.5		12
New accounts opened (in millions)	1.9		2.1		(10)	3.9		4.6		(15)

Card Services
Net revenue rate	10.38%		10.53%			11.00%		10.34%

Merchant Services
Merchant processing volume	$330.8		$294.4		12	$647.1		$568.7		14

Auto
Loan and lease origination volume	$8.3		$8.3		—	$16.7		$16.3		2
Average Auto operating lease assets	18.4		14.7		25%	18.0		14.2		26%

(a)	Users of all web and/or mobile platforms who have logged in within the past 90 days.

(b)	Users of all mobile platforms who have logged in within the past 90 days.

(c)	The prior period amounts have been revised to conform with the current period presentation.

(d)
Firmwide mortgage origination volume was $23.7 billion and $26.2 billion for the three months ended June 30, 2018 and 2017, respectively, and $43.7 billion and $51.8 billion for the six months ended June 30, 2018 and 2017, respectively.

(e)
Represents the ratio of MSR carrying value (period-end) to third-party mortgage loans serviced (period-end) divided by the ratio of annualized loan servicing-related revenue to third-party mortgage loans serviced (average).

CORPORATE & INVESTMENT BANK
For a discussion of the business profile of CIB, refer to pages 62–66 of JPMorgan Chase’s 2017 Annual Report and Line of Business Metrics on page 177.
Effective January 1, 2018, the Firm adopted several new accounting standards; the guidance which had the most significant impact on the CIB segment results was revenue recognition, and recognition and measurement of financial assets. The revenue recognition guidance was applied retrospectively and, accordingly, prior period amounts were revised. For additional information, refer to Note 1.

Selected income statement data
	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2018	2017	Change	2018	2017	Change
Revenue
Investment banking fees	$2,139	$1,839	16%	$3,835	$3,714	3%
Principal transactions	3,666	2,928	25	7,695	6,435	20
Lending- and deposit-related fees	382	387	(1)	763	775	(2)
Asset management, administration and commissions	1,155	1,068	8	2,286	2,120	8
All other income	190	258	(26)	870	435	100
Noninterest revenue	7,532	6,480	16	15,449	13,479	15
Net interest income	2,391	2,445	(2)	4,957	5,045	(2)
Total net revenue(a)	9,923	8,925	11	20,406	18,524	10

Provision for credit losses	58	(53)	NM	(100)	(149)	33

Noninterest expense
Compensation expense	2,720	2,451	11	5,756	5,250	10
Noncompensation expense	2,683	2,426	11	5,306	4,811	10
Total noninterest expense	5,403	4,877	11	11,062	10,061	10
Income before income tax expense	4,462	4,101	9	9,444	8,612	10
Income tax expense	1,264	1,391	(9)	2,272	2,661	(15)
Net income	$3,198	$2,710	18%	$7,172	$5,951	21%
Financial ratios
Return on equity	17%	15%		20%	16%
Overhead ratio	54	55		54	54
Compensation expense as percentage of total net revenue	27	27		28	28

(a)
Included tax-equivalent adjustments, predominantly due to income tax credits related to alternative energy investments; income tax credits and amortization of the cost of investments in affordable housing projects; and tax-exempt income from municipal bonds of $428 million and $554 million for the three months ended June 30, 2018 and 2017, respectively, and $833 million and $1.1 billion for the six months ended June 30, 2018 and 2017, respectively.

Selected income statement data
	Three months ended June 30,			Six months ended June 30,
(in millions)	2018	2017	Change	2018	2017	Change
Revenue by business
Investment Banking	$1,949	$1,731	13%	$3,536	$3,445	3%
Treasury Services	1,181	1,055	12	2,297	2,036	13
Lending	321	373	(14)	623	762	(18)
Total Banking	3,451	3,159	9	6,456	6,243	3
Fixed Income Markets	3,453	3,216	7	8,006	7,431	8
Equity Markets	1,959	1,586	24	3,976	3,192	25
Securities Services	1,103	982	12	2,162	1,898	14
Credit Adjustments & Other(a)	(43)	(18)	(139)	(194)	(240)	19
Total Markets & Investor Services	6,472	5,766	12	13,950	12,281	14
Total net revenue	$9,923	$8,925	11%	$20,406	$18,524	10%

(a)
Consists primarily of credit valuation adjustments (“CVA”) managed centrally within CIB and funding valuation adjustments (“FVA”) on derivatives. Results are primarily reported in principal transactions revenue. Results are presented net of associated hedging activities and net of CVA and FVA amounts allocated to Fixed Income Markets and Equity Markets.

Quarterly results
Net income was $3.2 billion, up 18%.
Net revenue was $9.9 billion, up 11%.
Banking revenue was $3.5 billion, up 9%. Investment banking revenue was $1.9 billion, up 13%, driven by higher equity underwriting and advisory fees. The Firm maintained its #1 ranking for Global Investment Banking fees, according to Dealogic. Equity underwriting fees were $570 million, up 49%, driven by a higher share of fees, primarily due to strong performance in the IPO and convertible markets. Advisory fees were $626 million, up 24%, driven by a higher number of large completed transactions. Debt underwriting fees were $943 million, flat compared to the prior year. Treasury Services revenue was $1.2 billion, up 12%, driven by the impact of higher interest rates and growth in deposits. Lending revenue was $321 million, down 14%, predominantly driven by lower net interest income primarily reflecting a change in the portfolio composition and overall spread tightening as well as higher gains in the prior year on securities received from restructurings.
Markets & Investor Services revenue was $6.5 billion, up 12%. Fixed Income Markets revenue was $3.5 billion, up 7%. Excluding the reduction of approximately $160 million in tax-equivalent adjustments as a result of the TCJA, Fixed Income Markets revenue was up 12%. Fixed Income Markets reflected solid performance across products with good client activity, and improved Commodities revenue compared to a challenging prior year. Equity Markets revenue was $2.0 billion, up 24%, driven by strength across products, predominantly in derivatives and prime brokerage. Securities Services revenue was $1.1 billion, up 12%, predominantly driven by higher interest rates and deposit growth, as well as higher asset-based fees driven by net client inflows and higher market levels.
The provision for credit losses was an expense of $58 million, reflecting net portfolio activity, including new exposures and loan sales. The prior year was a benefit of $53 million primarily driven by a reduction in the allowance for credit losses in the Oil & Gas portfolio.
Noninterest expense was $5.4 billion, up 11%, predominantly driven by higher performance-related compensation, volume-related transaction costs and investments in technology.

Year-to-date results
Net income was $7.2 billion, up 21%.
Net revenue was $20.4 billion, up 10%.
Banking revenue was $6.5 billion, up 3%. Investment banking revenue was $3.5 billion, up 3%, driven by higher advisory and equity underwriting fees, largely offset by lower debt underwriting fees. The Firm maintained its #1 ranking for Global Investment Banking fees, according to Dealogic. Advisory fees were $1.2 billion, up 20%, driven by a higher number of large completed transactions. Equity underwriting fees were $916 million, up 14%, driven by a higher share of fees, primarily due to strong performance in the IPO market. Debt underwriting fees were $1.7 billion, down 10%, primarily driven by declines in industry-wide fee levels and a lower share in leveraged finance. Treasury Services revenue was $2.3 billion, up 13%, predominantly driven by the impact of higher interest rates and growth in deposits. Lending revenue was $623 million, down 18%, driven by lower net interest income primarily reflecting a change in the portfolio composition and overall spread tightening as well as higher gains in the prior year on securities received from restructurings.
Markets & Investor Services revenue was $14.0 billion, up 14%. The results included approximately $500 million of fair value gains related to the adoption in the first quarter of 2018 of the new recognition and measurement accounting guidance for certain equity investments previously held at cost, and a reduction of approximately $310 million in tax-equivalent adjustments as a result of the TCJA. Fixed Income Markets revenue was $8.0 billion, up 8%. Excluding the impact of these fair value gains and tax-equivalent adjustments, Fixed Income Markets revenue was up 5%, with strong performance in Currencies & Emerging Markets and Commodities, largely offset by lower revenue in Credit. Equity Markets revenue was $4.0 billion, up 25%, driven by strength across derivatives, prime brokerage and Cash Equities. Securities Services revenue was $2.2 billion, up 14%, predominantly driven by the impact of higher interest rates and deposit growth as well as higher asset-based fees driven by net client inflows and higher market levels.
The provision for credit losses was a benefit of $100 million, primarily driven by a reduction in the allowance for credit losses in the Oil & Gas portfolio related to a single name, partially offset by net portfolio activity. The prior year was a benefit of $149 million primarily driven by a reduction in the allowance for credit losses in the Oil & Gas portfolio.
Noninterest expense was $11.1 billion, up 10%, largely driven by higher performance-related compensation expense, volume-related transaction costs and investments in technology.

Selected metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except headcount)	2018	2017	Change	2018	2017	Change
Selected balance sheet data (period-end)
Assets	$908,954	$847,377	7%	$908,954	$847,377	7%
Loans:
Loans retained(a)	116,645	108,935	7	116,645	108,935	7
Loans held-for-sale and loans at fair value	6,254	7,168	(13)	6,254	7,168	(13)
Total loans	122,899	116,103	6	122,899	116,103	6
Core loans	122,574	115,764	6	122,574	115,764	6
Equity	70,000	70,000	—	70,000	70,000	—
Selected balance sheet data (average)
Assets	$937,217	$864,686	8	$923,756	$851,425	8
Trading assets-debt and equity instruments	358,611	351,678	2	356,750	340,073	5
Trading assets-derivative receivables	60,623	54,937	10	60,393	56,931	6
Loans:
Loans retained(a)	$113,950	$110,011	4	$111,665	$109,204	2
Loans held-for-sale and loans at fair value	5,961	5,789	3	5,722	5,550	3
Total loans	$119,911	$115,800	4	$117,387	$114,754	2
Core loans	119,637	115,434	4	117,090	114,375	2
Equity	70,000	70,000	—	70,000	70,000	—
Headcount	51,400	49,228	4%	51,400	49,228	4%

(a)	Loans retained includes credit portfolio loans, loans held by consolidated Firm-administered multi-seller conduits, trade finance loans, other held-for-investment loans and overdrafts.

Selected metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except ratios)	2018	2017	Change	2018	2017	Change
Credit data and quality statistics
Net charge-offs/(recoveries)	$114	$47	143%	$134	$29	362%
Nonperforming assets:
Nonaccrual loans:
Nonaccrual loans retained(a)	$352	$462	(24)	$352	$462	(24)
Nonaccrual loans held-for-sale and loans at fair value	175	31	465	175	31	465
Total nonaccrual loans	527	493	7	527	493	7
Derivative receivables	112	170	(34)	112	170	(34)
Assets acquired in loan satisfactions	104	71	46	104	71	46
Total nonperforming assets	$743	$734	1	$743	$734	1
Allowance for credit losses:
Allowance for loan losses	$1,043	$1,298	(20)	$1,043	$1,298	(20)
Allowance for lending-related commitments	828	745	11	828	745	11
Total allowance for credit losses	$1,871	$2,043	(8)%	$1,871	$2,043	(8)%
Net charge-off/(recovery) rate(b)	0.40%	0.17%		0.24%	0.05%
Allowance for loan losses to period-end loans retained	0.89	1.19		0.89	1.19
Allowance for loan losses to period-end loans retained, excluding trade finance and conduits(c)	1.27	1.83		1.27	1.83
Allowance for loan losses to nonaccrual loans retained(a)	296	281		296	281
Nonaccrual loans to total period-end loans	0.43%	0.42%		0.43%	0.42%

(a)	Allowance for loan losses of $141 million and $164 million were held against these nonaccrual loans at June 30, 2018 and 2017, respectively.

(b)	Loans held-for-sale and loans at fair value were excluded when calculating the net charge-off/(recovery) rate.

(c)
Management uses allowance for loan losses to period-end loans retained, excluding trade finance and conduits, a non-GAAP financial measure, to provide a more meaningful assessment of CIB’s allowance coverage ratio.

Investment banking fees
	Three months ended June 30,			Six months ended June 30,
(in millions)	2018	2017	Change	2018	2017	Change
Advisory	$626	$503	24%	$1,201	$1,004	20%
Equity underwriting	570	382	49	916	807	14
Debt underwriting(a)	943	954	(1)	1,718	1,903	(10)
Total investment banking fees	$2,139	$1,839	16%	$3,835	$3,714	3%

(a)	Includes loan syndications.

League table results – wallet share
	Three months ended June 30, 2018		Full-year 2017
	Rank	Share	Rank	Share
Based on fees(a)
Long-term debt(b)
Global	# 1	7.4	# 1	7.6
U.S.	2	11.4	2	10.9
Equity and equity-related(c)
Global	1	10.2	2	7.1
U.S.	1	13.3	1	11.6
M&A(d)
Global	2	9.0	2	8.5
U.S.	2	10.0	2	9.2
Loan syndications
Global	1	9.7	1	9.4
U.S.	1	11.3	1	11.0
Global investment banking fees(e)	# 1	9.0	# 1	8.1

(a)	Source: Dealogic as of July 1, 2018. Reflects the ranking of revenue wallet and market share.

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

Markets revenue
The following table summarizes select income statement data for the Markets businesses. Markets includes both Fixed Income Markets and Equity Markets. Markets revenue comprises principal transactions, fees, commissions and other income, as well as net interest income. The Firm assesses its Markets business performance on a total revenue basis, as offsets may occur across revenue line items. For example, securities that generate net interest income may be risk-managed by derivatives that are recorded in principal transactions. For a description of the composition of these income statement line items, refer to Notes 5 and 6. For further information, refer to Markets revenue on page 65 of JPMorgan Chase’s 2017 Annual Report.
For the periods presented below, the predominant source of principal transactions revenue was the amount recognized upon executing new transactions.

	Three months ended June 30,			Three months ended June 30,
	2018			2017
(in millions)	Fixed Income Markets	Equity Markets	Total Markets	Fixed Income Markets	Equity Markets	Total Markets
Principal transactions	$2,214	$1,664	$3,878	$1,851	$1,109	$2,960
Lending- and deposit-related fees	49	2	51	48	1	49
Asset management, administration and commissions	104	460	564	103	410	513
All other income	171	(6)	165	207	(2)	205
Noninterest revenue	2,538	2,120	4,658	2,209	1,518	3,727
Net interest income(a)	915	(161)	754	1,007	68	1,075
Total net revenue	$3,453	$1,959	$5,412	$3,216	$1,586	$4,802

	Six months ended June 30,			Six months ended June 30,
	2018			2017
(in millions)	Fixed Income Markets	Equity Markets	Total Markets	Fixed Income Markets	Equity Markets	Total Markets
Principal transactions	$4,946	$3,276	$8,222	$4,552	$2,118	$6,670
Lending- and deposit-related fees	96	3	99	97	2	99
Asset management, administration and commissions	217	918	1,135	207	833	1,040
All other income	731	11	742	384	(9)	375
Noninterest revenue	5,990	4,208	10,198	5,240	2,944	8,184
Net interest income(a)	2,016	(232)	1,784	2,191	248	2,439
Total net revenue	$8,006	$3,976	$11,982	$7,431	$3,192	$10,623

(a)	Declines in Markets net interest income were driven by higher funding costs.

Selected metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except where otherwise noted)	2018	2017	Change	2018	2017	Change
Assets under custody (“AUC”) by asset class (period-end) (in billions):
Fixed Income	$12,611	$12,662	—	$12,611	$12,662	—
Equity	8,791	7,214	22	8,791	7,214	22
Other(a)	2,782	2,258	23	2,782	2,258	23
Total AUC	$24,184	$22,134	9	$24,184	$22,134	9
Client deposits and other third party liabilities (average)(b)	$433,646	$404,920	7	$428,502	$398,354	8

(a)	Consists of mutual funds, unit investment trusts, currencies, annuities, insurance contracts, options and other contracts.

(b)	Client deposits and other third party liabilities pertain to the Treasury Services and Securities Services businesses.

International metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except where otherwise noted)	2018	2017	Change	2018	2017	Change
Total net revenue(a)
Europe/Middle East/Africa	$3,420	$3,034	13%	$7,076	$6,223	14%
Asia/Pacific	1,410	1,034	36	2,881	2,273	27
Latin America/Caribbean	329	244	35	743	585	27
Total international net revenue	5,159	4,312	20	10,700	9,081	18
North America	4,764	4,613	3	9,706	9,443	3
Total net revenue	$9,923	$8,925	11	$20,406	$18,524	10

Loans retained (period-end)(a)
Europe/Middle East/Africa	$26,971	$26,690	1	$26,971	$26,690	1
Asia/Pacific	17,255	14,709	17	17,255	14,709	17
Latin America/Caribbean	4,046	6,196	(35)	4,046	6,196	(35)
Total international loans	48,272	47,595	1	48,272	47,595	1
North America	68,373	61,340	11	68,373	61,340	11
Total loans retained(a)	$116,645	$108,935	7	$116,645	$108,935	7

Client deposits and other third-party liabilities (average)(a)(b)
Europe/Middle East/Africa	$164,650	$156,575	5	$162,046	$150,436	8
Asia/Pacific	81,549	73,327	11	82,603	73,544	12
Latin America/Caribbean	27,747	25,806	8	26,620	24,934	7
Total international	$273,946	$255,708	7	$271,269	$248,914	9
North America	159,700	149,212	7	157,233	149,440	5
Total client deposits and other third-party liabilities	$433,646	$404,920	7	$428,502	$398,354	8

AUC (period-end)(a) (in billions)
North America	$14,942	$13,207	13	$14,942	$13,207	13
All other regions	9,242	8,927	4	9,242	8,927	4
Total AUC	$24,184	$22,134	9%	$24,184	$22,134	9%

(a)
Total net revenue is based predominantly on the domicile of the client or location of the trading desk, as applicable. Loans outstanding (excluding loans held-for-sale and loans at fair value), client deposits and other third-party liabilities, and AUC are based predominantly on the domicile of the client.

(b)	Client deposits and other third party liabilities pertain to the Treasury Services and Securities Services businesses.

COMMERCIAL BANKING
For a discussion of the business profile of CB, refer to pages 67–69 of JPMorgan Chase’s 2017 Annual Report and Line of Business Metrics on page 178.

Selected income statement data
	Three months ended June 30,			Six months ended June 30,
(in millions)	2018	2017	Change	2018	2017	Change
Revenue
Lending- and deposit-related fees	$224	$232	(3)%	$450	$467	(4)%
Asset management, administration and commissions	16	16	—	34	34	—
All other income(a)	393	335	17	698	681	2
Noninterest revenue	633	583	9	1,182	1,182	—
Net interest income	1,683	1,505	12	3,300	2,924	13
Total net revenue(b)	2,316	2,088	11	4,482	4,106	9

Provision for credit losses	43	(130)	NM	38	(167)	NM

Noninterest expense
Compensation expense(c)	415	382	9	836	770	9
Noncompensation expense(c)	429	408	5	852	845	1
Total noninterest expense	844	790	7	1,688	1,615	5

Income before income tax expense	1,429	1,428	—	2,756	2,658	4
Income tax expense	342	526	(35)	644	957	(33)
Net income	$1,087	$902	21%	$2,112	$1,701	24%

(a)	Includes revenue from investment banking products and commercial card transactions.

(b)
Total net revenue included tax-equivalent adjustments from income tax credits related to equity investments in designated community development entities that provide loans to qualified businesses in low-income communities, as well as tax-exempt income related to municipal financing activities of $106 million and $131 million for the three months ended June 30, 2018 and 2017 respectively, and $209 million and $252 million for the six months ended June 30, 2018 and June 30, 2017, respectively. The decrease in taxable-equivalent adjustments reflects the impact of TCJA.

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

Quarterly results
Net income was $1.1 billion, an increase of 21%.
Net revenue was $2.3 billion, an increase of 11%. Net interest income was $1.7 billion, an increase of 12%, driven by higher deposit margins. Noninterest revenue was $633 million, an increase of 9% driven by higher investment banking revenue from an increased number of large transactions.
Noninterest expense was $844 million, an increase of 7%, predominantly driven by continued investments in banker coverage and technology.
The provision for credit losses was an expense of $43 million. The prior year was a benefit of $130 million driven by net reductions in the allowance for credit losses, including in the Oil & Gas, Natural Gas Pipelines and Metals & Mining portfolios.

Year-to-date results
Net income was $2.1 billion, an increase of 24%.
Net revenue was $4.5 billion, an increase of 9%. Net interest income was $3.3 billion, an increase of 13%, driven by higher deposit margins. Noninterest revenue was $1.2 billion, flat compared with the prior year.
Noninterest expense was $1.7 billion, an increase of 5%, driven by continued investments in banker coverage and technology.
The provision for credit losses was an expense of $38 million. The prior year was a benefit of $167 million, driven by net reductions in the allowance for credit losses, including in the Oil & Gas, Natural Gas Pipelines and Metals & Mining portfolios.

Selected income statement data (continued)
	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2018	2017	Change	2018	2017	Change
Revenue by product
Lending	$1,026	$1,023	—%	$2,025	$2,015	—
Treasury services	1,026	854	20	1,998	1,650	21
Investment banking(a)	254	189	34	438	405	8
Other	10	22	(55)	21	36	(42)
Total Commercial Banking net revenue	$2,316	$2,088	11	$4,482	$4,106	9

Investment banking revenue, gross(b)	$739	$533	39	$1,308	$1,199	9

Revenue by client segment
Middle Market Banking	$919	$839	10	$1,814	$1,623	12
Corporate Client Banking	807	662	22	1,494	1,328	13
Commercial Term Lending	344	364	(5)	696	731	(5)
Real Estate Banking	170	147	16	334	281	19
Other	76	76	—	144	143	1
Total Commercial Banking net revenue	$2,316	$2,088	11%	$4,482	$4,106	9%

Financial ratios
Return on equity	21%	17%		20%	16%
Overhead ratio	36	38		38	39

(a)	Includes total Firm revenue from investment banking products sold to CB clients, net of revenue sharing with the CIB.

(b)
Represents total Firm revenue from investment banking products sold to CB clients. As a result of the adoption of the revenue recognition guidance, prior period amounts have been revised to conform with the current period presentation. For additional information, refer to Note 1.

Selected metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except headcount)	2018	2017	Change	2018	2017	Change
Selected balance sheet data (period-end)
Total assets	$220,232	$220,676	—%	$220,232	$220,676	—%
Loans:
Loans retained	205,834	197,912	4	205,834	197,912	4
Loans held-for-sale and loans at fair value	1,576	1,661	(5)	1,576	1,661	(5)
Total loans	$207,410	$199,573	4	$207,410	$199,573	4
Core loans	207,238	199,319	4	207,238	199,319	4
Equity	20,000	20,000	—	20,000	20,000	—

Period-end loans by client segment
Middle Market Banking	$58,301	$56,377	3	$58,301	$56,377	3
Corporate Client Banking	48,885	45,918	6	48,885	45,918	6
Commercial Term Lending	75,621	73,760	3	75,621	73,760	3
Real Estate Banking	17,458	16,726	4	17,458	16,726	4
Other	7,145	6,792	5	7,145	6,792	5
Total Commercial Banking loans	$207,410	$199,573	4	$207,410	$199,573	4

Selected balance sheet data (average)
Total assets	$218,396	$217,694	—	$217,781	$215,750	1
Loans:
Loans retained	204,239	196,454	4	203,109	193,630	5
Loans held-for-sale and loans at fair value	1,381	1,402	(1)	896	1,061	(16)
Total loans	$205,620	$197,856	4	$204,005	$194,691	5
Core loans	205,440	197,567	4	203,809	194,391	5

Average loans by client segment
Middle Market Banking	$57,346	$55,651	3	$57,052	$54,963	4
Corporate Client Banking	48,150	46,483	4	46,962	45,041	4
Commercial Term Lending	75,307	73,081	3	75,126	72,484	4
Real Estate Banking	17,614	16,139	9	17,729	15,834	12
Other	7,203	6,502	11	7,136	6,369	12
Total Commercial Banking loans	$205,620	$197,856	4	$204,005	$194,691	5

Client deposits and other third-party liabilities	$170,745	$173,214	(1)	$173,168	$174,987	(1)
Equity	20,000	20,000	—	20,000	20,000	—

Headcount(a)	10,579	9,857	7%	10,579	9,857	7%

(a)
Effective in the first quarter of 2018, certain Operations and Compliance staff were transferred from CCB and Corporate, respectively, to CB. The prior period amounts have been revised to conform with the current period presentation. For a further discussion of this transfer, refer to page 31, Selected income statement data, footnote (c).

Selected metrics (continued)
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except ratios)	2018	2017	Change	2018	2017	Change
Credit data and quality statistics
Net charge-offs/(recoveries)	$34	$8	325%	$34	$(2)	NM
Nonperforming assets
Nonaccrual loans:
Nonaccrual loans retained(a)	$546	$819	(33)	$546	$819	(33)%
Nonaccrual loans held-for-sale and loans at fair value	—	—	—	—	—	—
Total nonaccrual loans	$546	$819	(33)	$546	$819	(33)
Assets acquired in loan satisfactions	2	4	(50)	2	4	(50)
Total nonperforming assets	$548	$823	(33)	$548	$823	(33)
Allowance for credit losses:
Allowance for loan losses	$2,622	$2,678	(2)	$2,622	$2,678	(2)
Allowance for lending-related commitments	243	331	(27)	243	331	(27)
Total allowance for credit losses	$2,865	$3,009	(5)%	$2,865	$3,009	(5)%
Net charge-off/(recovery) rate(b)	0.07%	0.02%		0.03%	—
Allowance for loan losses to period-end loans retained	1.27	1.35		1.27	1.35
Allowance for loan losses to nonaccrual loans retained(a)	480	327		480	327
Nonaccrual loans to period-end total loans	0.26	0.41		0.26	0.41

(a)	Allowance for loan losses of $126 million and $112 million was held against nonaccrual loans retained at June 30, 2018 and 2017, respectively.

(b)	Loans held-for-sale and loans at fair value were excluded when calculating the net charge-off/(recovery) rate.

ASSET & WEALTH MANAGEMENT
For a discussion of the business profile of AWM, refer to pages 70–72 of JPMorgan Chase’s 2017 Annual Report and Line of Business Metrics on pages 178–179.
Effective January 1, 2018, the Firm adopted several new accounting standards; the guidance which had the most significant impact on the AWM segment results was revenue recognition. The revenue recognition guidance was applied retrospectively and, accordingly, prior period amounts were revised. For additional information, refer to Note 1.

Selected income statement data
(in millions, except ratios)	Three months ended June 30,			Six months ended June 30,
	2018	2017	Change	2018	2017	Change
Revenue
Asset management, administration and commissions	$2,532	$2,435	4%	$5,060	$4,739	7%
All other income	155	156	(1)	257	321	(20)
Noninterest revenue	2,687	2,591	4	5,317	5,060	5
Net interest income	885	846	5	1,761	1,665	6
Total net revenue	3,572	3,437	4	7,078	6,725	5

Provision for credit losses	2	4	(50)	17	22	(23)

Noninterest expense
Compensation expense	1,329	1,277	4	2,721	2,609	4
Noncompensation expense	1,237	1,140	9	2,426	2,589	(6)
Total noninterest expense	2,566	2,417	6	5,147	5,198	(1)

Income before income tax expense	1,004	1,016	(1)	1,914	1,505	27
Income tax expense	249	392	(36)	389	496	(22)
Net income	$755	$624	21	$1,525	$1,009	51

Revenue by line of business
Asset Management	$1,826	$1,786	2	$3,613	$3,474	4
Wealth Management	1,746	1,651	6	3,465	3,251	7
Total net revenue	$3,572	$3,437	4%	$7,078	$6,725	5%

Financial ratios
Return on equity	33%	27%		33%	22%
Overhead ratio	72	70		73	77
Pre-tax margin ratio:
Asset Management	28	27		27	14
Wealth Management	28	33		27	31
Asset & Wealth Management	28	30		27	22
Quarterly results
Net income was $755 million, an increase of 21%.
Net revenue was $3.6 billion, an increase of 4%. Net interest income was $885 million, up 5%, driven by deposit margin expansion and loan growth. Noninterest revenue was $2.7 billion, up 4%, driven by higher management fees from net long-term product inflows and higher market levels, partially offset by fee compression and the impact of lower market valuations of seed capital investments.
Noninterest expense was $2.6 billion, up 6%, largely driven by continued investments in technology and advisors, as well as higher external fees on revenue growth.

Year-to-date results
Net income was $1.5 billion, an increase of 51%.
Net revenue was $7.1 billion, an increase of 5%. Net interest income was $1.8 billion, up 6%, driven by deposit margin expansion and loan growth. Noninterest revenue was $5.3 billion, up 5%, driven by higher management fees from net long-term product inflows and higher market levels, partially offset by fee compression and the impact of lower market valuations of seed capital investments.
Noninterest expense was $5.1 billion, a decrease of 1%, driven by higher legal expense in 1Q17, largely offset by investments in technology and advisors, as well as higher external fees on revenue growth.

Selected metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except ranking data, headcount and ratios)	2018	2017	Change	2018	2017	Change
% of JPM mutual fund assets rated as 4- or 5-star(a)	59%	65%		59%	65%
% of JPM mutual fund assets ranked in 1st or 2nd quartile:(b)
1 year	65	60		65	60
3 years	71	83		71	83
5 years	85	77		85	77

Selected balance sheet data (period-end)
Total assets	$161,474	$147,508	9%	$161,474	$147,508	9%
Loans	138,606	124,517	11	138,606	124,517	11
Core loans	138,606	124,517	11	138,606	124,517	11
Deposits	131,511	146,758	(10)	131,511	146,758	(10)
Equity	9,000	9,000	—	9,000	9,000	—

Selected balance sheet data (average)
Total assets	$158,244	$142,966	11	$156,305	$140,585	11
Loans	136,710	122,173	12	134,683	120,252	12
Core loans	136,710	122,173	12	134,683	120,252	12
Deposits	139,557	150,786	(7)	141,865	154,776	(8)
Equity	9,000	9,000	—	9,000	9,000	—

Headcount	23,141	22,289	4	23,141	22,289	4

Number of Wealth Management client advisors	2,644	2,452	8	2,644	2,452	8

Credit data and quality statistics
Net charge-offs	$(5)	$2	NM	$(4)	$5	NM
Nonaccrual loans	323	400	(19)	323	400	(19)
Allowance for credit losses:
Allowance for loan losses	$304	$285	7	$304	$285	7
Allowance for lending-related commitments	15	10	50	15	10	50
Total allowance for credit losses	$319	$295	8%	$319	$295	8%
Net charge-off rate	(0.01)%	0.01%		(0.01)%	0.01%
Allowance for loan losses to period-end loans	0.22	0.23		0.22	0.23
Allowance for loan losses to nonaccrual loans	94	71		94	71
Nonaccrual loans to period-end loans	0.23	0.32		0.23	0.32

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

Client assets
Client assets of $2.8 trillion and assets under management of $2.0 trillion were both up 8%, reflecting higher net inflows into long-term and liquidity products, as well as higher market levels.

Client assets
	June 30,
(in billions)	2018	2017	Change
Assets by asset class
Liquidity	$448	$434	3%
Fixed income	452	440	3
Equity	435	390	12
Multi-asset and alternatives	693	612	13
Total assets under management	2,028	1,876	8
Custody/brokerage/administration/deposits	771	722	7
Total client assets	$2,799	$2,598	8

Memo:
Alternatives client assets (a)	$172	$159	8

Assets by client segment
Private Banking	$551	$488	13
Institutional	934	889	5
Retail	543	499	9
Total assets under management	$2,028	$1,876	8

Private Banking	$1,298	$1,188	9
Institutional	956	909	5
Retail	545	501	9
Total client assets	$2,799	$2,598	8%

(a)	Represents assets under management, as well as client balances in brokerage account

Client assets (continued)
	Three months ended June 30,		Six months ended June 30,
(in billions)	2018	2017	2018	2017
Assets under management rollforward
Beginning balance	$2,016	$1,841	$2,034	$1,771
Net asset flows:
Liquidity	17	(7)	(4)	(6)
Fixed income	(7)	2	(12)	7
Equity	2	(3)	7	(7)
Multi-asset and alternatives	9	10	25	17
Market/performance/other impacts	(9)	33	(22)	94
Ending balance, June 30	$2,028	$1,876	$2,028	$1,876

Client assets rollforward
Beginning balance	$2,788	$2,548	$2,789	$2,453
Net asset flows	11	2	25	12
Market/performance/other impacts	—	48	(15)	133
Ending balance, June 30	$2,799	$2,598	$2,799	$2,598

International metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions)	2018	2017	Change	2018	2017	Change
Total net revenue (a)
Europe/Middle East/Africa	$692	$663	4%	$1,418	$1,278	11%
Asia/Pacific	391	342	14	784	660	19
Latin America/Caribbean	234	222	5	461	401	15
Total international net revenue	1,317	1,227	7	2,663	2,339	14
North America	2,255	2,210	2	4,415	4,386	1
Total net revenue(a)	$3,572	$3,437	4%	$7,078	$6,725	5%

(a)	Regional revenue is based on the domicile of the client.

	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in billions)	2018	2017	Change	2018	2017	Change
Assets under management
Europe/Middle East/Africa	$371	$335	11%	$371	$335	11%
Asia/Pacific	164	136	21	164	136	21
Latin America/Caribbean	65	57	14	65	57	14
Total international assets under management	600	528	14	600	528	14
North America	1,428	1,348	6	1,428	1,348	6
Total assets under management	$2,028	$1,876	8	$2,028	$1,876	8

Client assets
Europe/Middle East/Africa	$431	$387	11	$431	$387	11
Asia/Pacific	229	196	17	229	196	17
Latin America/Caribbean	160	152	5	160	152	5
Total international client assets	820	735	12	820	735	12
North America	1,979	1,863	6	1,979	1,863	6
Total client assets	$2,799	$2,598	8%	$2,799	$2,598	8%

CORPORATE
For a discussion of Corporate, refer to pages 73–74 of JPMorgan Chase’s 2017 Annual Report.

Selected income statement and balance sheet data
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except headcount)	2018	2017	Change	2018	2017	Change
Revenue
Principal transactions	$83	$148	(44)%	$(61)	$163	NM
Investment securities losses	(80)	(34)	(135)%	(325)	(37)	NM
All other income/(loss)(a)	139	667	(79)%	343	728	(53)
Noninterest revenue	142	781	(82)%	(43)	854	NM
Net interest income	(62)	23	NM	(109)	(75)	(45)%
Total net revenue(b)	80	804	(90)%	(152)	779	NM

Provision for credit losses	(1)	—	NM	(5)	—	NM

Noninterest expense(c)	279	183	52	366	281	30%
Income/(loss) before income tax expense/(benefit)	(198)	621	NM	(513)	498	NM
Income tax expense/(benefit)	(62)	51	NM	6	(107)	NM
Net income/(loss)	$(136)	$570	NM	$(519)	$605	NM
Total net revenue
Treasury and CIO	$87	$86	1	$49	$79	(38)%
Other Corporate	(7)	718	NM	(201)	700	NM
Total net revenue	$80	$804	(90)%	$(152)	$779	NM
Net income/(loss)
Treasury and CIO	$(153)	$(14)	NM	$(340)	$(81)	(320)
Other Corporate	17	584	(97)%	(179)	686	NM
Total net income/(loss)	$(136)	$570	NM	$(519)	$605	NM
Total assets (period-end)	$746,716	$817,754	(9)	$746,716	$817,754	(9)
Loans (period-end)	1,720	1,696	1	1,720	1,696	1
Core loans(d)	1,720	1,696	1	1,720	1,696	1
Headcount(e)	35,877	32,843	9%	35,877	32,843	9%

(a)	Included revenue related to a legal settlement of $645 million for both the three and six months ended June 30, 2017.

(b)
Included tax-equivalent adjustments, predominantly due to tax-exempt income from municipal bond investments of $95 million and $237 million for the three months ended June 30, 2018 and 2017, respectively, and $193 million and $465 million for six months ended June 30, 2018 and 2017, respectively. The decrease in taxable-equivalent adjustments reflects the impact of the TCJA.

(c)
Included legal expense/(benefit) of $(8) million and $16 million for the three months ended June 30, 2018 and 2017, respectively, and $(50) million and $(212) million for six months ended June 30, 2018 and 2017, respectively.

(d)
Average core loans were $1.7 billion and $1.6 billion for the three months ended June 30, 2018 and 2017, respectively, and $1.7 billion and $1.6 billion for the six months ended June 30, 2018 and 2017, respectively.

(e)
Effective in the first quarter of 2018, certain Compliance staff were transferred from Corporate to CB. The prior period amounts have been revised to conform with the current period presentation. For a further discussion of this transfer, refer to CB segment results on page 31.

Quarterly results
Net loss was $136 million, compared with net income of $570 million in the prior year.
Net revenue was $80 million, compared with $804 million in the prior year. The current period includes investment securities losses related to the repositioning of the investment securities portfolio. The prior year included a $645 million benefit from a legal settlement.
Noninterest expense of $279 million increased from the prior year, primarily driven by a pretax loss of $174 million on the liquidation of a legal entity.
Current period income tax reflects a benefit of $189 million resulting from a change in the estimate for the deemed repatriation tax on non-U.S. earnings as well as other net tax adjustments, that were predominantly offset by changes to certain tax reserves.

Year-to-date results
Net loss was $519 million, compared with net income of $605 million in the prior year.
Net revenue was a loss of $152 million, compared with a gain of $779 million in the prior-year. The current period includes investment securities losses related to the repositioning of the investment securities portfolio. The prior year included a $645 million benefit from a legal settlement.
Noninterest expense of $366 million, up $85 million from prior year, includes a pretax loss in the current period of $174 million on the liquidation of a legal entity.
Current period income tax expense reflects changes to certain tax reserves, largely offset by changes in the estimate for the deemed repatriation tax on non-U.S. earnings and other tax adjustments.

Treasury and CIO overview
At June 30, 2018, the average credit rating of the Treasury and CIO investment securities comprising the portfolio in the table below was AA+ (based upon external ratings where available and, where not available, based primarily upon internal ratings that correspond to ratings as defined by S&P and Moody’s). Refer to Note 9 for further information on the Firm’s investment securities portfolio.

For further information on liquidity and funding risk, refer to Liquidity Risk Management on pages 48–52. For information on interest rate, foreign exchange and other risks, refer to Market Risk Management on pages 71–75.

Selected income statement and balance sheet data
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions)	2018	2017	Change	2018	2017	Change
Investment securities losses	$(80)	$(34)	(135)%	$(325)	$(49)	NM
Available-for-sale (“AFS”) investment securities (average)	$200,232	$225,053	(11)%	$202,266	$229,920	(12)%
Held-to-maturity (“HTM”) investment securities (average)	30,304	48,232	(37)	32,152	48,794	(34)
Investment securities portfolio (average)	$230,536	$273,285	(16)	$234,418	$278,714	(16)
AFS investment securities (period-end)	$200,434	$213,291	(6)	$200,434	$213,291	(6)
HTM investment securities (period-end)	31,006	47,761	(35)	31,006	47,761	(35)
Investment securities portfolio (period-end)	$231,440	$261,052	(11)%	$231,440	$261,052	(11)%
As permitted by the new hedge accounting guidance, the Firm elected to transfer certain investment securities from HTM to AFS in the first quarter of 2018. For additional information, refer to Notes 1 and 9.

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

Risk disclosures	Form 10-Q page reference	Annual Report page reference
Enterprise-wide risk management	41–42	75–80
Strategic risk management		81
Capital risk management	43–47	82–91
Liquidity risk management	48–52	92–97
Reputation risk management		98
Consumer credit portfolio	55-59	102–107
Wholesale credit portfolio	60–66	108–116
Investment portfolio risk management	70	120
Market risk management	71–75	121–128
Country risk management	76	129–130
Operational risk management		131–133
Compliance risk management		134
Conduct risk management		135
Legal risk management		136
Estimations and Model risk management		137

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
For a further discussion of the Firm’s Capital Risk Management, refer to pages 82–91 of JPMorgan Chase’s
2017 Annual Report, Note 19 of this Form 10-Q, and the Firm’s Pillar 3 Regulatory Capital Disclosures reports, which are available on the Firm’s website (http://investor.shareholder.com/jpmorganchase/basel.cfm).

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
The Firm is subject to minimum capital ratios under Basel III rules and well-capitalized ratios under the regulations issued by the Federal Reserve and the Prompt Corrective Action (“PCA”) requirements of the FDIC Improvement Act (“FDICIA”), respectively. For additional information, refer to Note 19.

The following tables present the Firm’s Transitional and Fully Phased-In risk-based and leverage-based capital metrics under both the Basel III Standardized and Advanced Approaches. The Firm’s Basel III ratios exceeded both the Transitional and Fully Phased-In regulatory minimums as of June 30, 2018 and December 31, 2017. For a further discussion of these capital metrics, including regulatory minimums, and the Standardized and Advanced Approaches, refer to Strategy and Governance on pages 84–88 of JPMorgan Chase’s 2017 Annual Report.

	Transitional			Fully Phased-In
June 30, 2018 (in millions, except ratios)	Standardized	Advanced	Minimum capital ratios	Standardized	Advanced	Minimum capital ratios
Risk-based capital metrics:
CET1 capital	$184,708	$184,708		$184,708	$184,708
Tier 1 capital	210,321	210,321		210,321	210,321
Total capital	238,630	229,027		238,357	228,754
Risk-weighted assets	1,543,370	1,438,747		1,543,370	1,438,747
CET1 capital ratio	12.0%	12.8%	9.0%	12.0%	12.8%	10.5%
Tier 1 capital ratio	13.6	14.6	10.5	13.6	14.6	12.0
Total capital ratio	15.5	15.9	12.5	15.4	15.9	14.0
Leverage-based capital metrics:
Adjusted average assets(a)	$2,566,013	$2,566,013		$2,566,013	$2,566,013
Tier 1 leverage ratio	8.2%	8.2%	4.0%	8.2%	8.2%	4.0%
Total leverage exposure	NA	NA		NA	$3,255,296
SLR(b)	NA	NA	NA	NA	6.5%	5.0%	(b)

	Transitional			Fully Phased-In
December 31, 2017 (in millions, except ratios)	Standardized	Advanced	Minimum capital ratios	Standardized	Advanced	Minimum capital ratios
Risk-based capital metrics:
CET1 capital	$183,300	$183,300		$183,244	$183,244
Tier 1 capital	208,644	208,644		208,564	208,564
Total capital	238,395	227,933		237,960	227,498
Risk-weighted assets	1,499,506	1,435,825		1,509,762	1,446,696
CET1 capital ratio	12.2%	12.8%	7.5%	12.1%	12.7%	10.5%
Tier 1 capital ratio	13.9	14.5	9.0	13.8	14.4	12.0
Total capital ratio	15.9	15.9	11.0	15.8	15.7	14.0
Leverage-based capital metrics:
Adjusted average assets(a)	$2,514,270	$2,514,270		$2,514,822	$2,514,822
Tier 1 leverage ratio	8.3%	8.3%	4.0%	8.3%	8.3%	4.0%
Total leverage exposure	NA	$3,204,463		NA	$3,205,015
SLR(b)	NA	6.5%	NA	NA	6.5%	5.0%	(b)
Note: As of June 30, 2018, and December 31, 2017, the lower of the Standardized or Advanced capital ratios under each of the Transitional and Fully Phased-In approaches in the table above represents the Firm’s Collins Floor.

(a)
Adjusted average assets, for purposes of calculating the Tier 1 leverage ratio, includes total quarterly average assets adjusted for on-balance sheet assets that are subject to deduction from Tier 1 capital, predominantly goodwill and other intangible assets.

(b)	Effective January 1, 2018, the SLR was fully phased-in under Basel III. The December 31, 2017, amounts were calculated under the Basel III Transitional rules.

Recent regulatory developments
In April 2018, the Board of Governors of the Federal Reserve System (“FRB”) proposed the introduction of a stress buffer framework that would create a single, integrated set of capital requirements by combining the supervisory stress test results of the CCAR assessment and those under the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act Stress Test) with current point-in-time capital requirements. If the proposal is finalized in its current form, the new minimum capital requirements will become effective on October 1, 2019. In addition, in April 2018, the FRB and Office of the

Comptroller of the Currency released a proposal to revise the enhanced supplementary leverage ratio (“eSLR”) requirements applicable to the U.S. global systemically important bank (“GSIBs”) and their subsidiary insured depository institutions (“IDIs”) and to make conforming changes to the Total Loss-Absorbing Capacity (“TLAC”) and external long-term debt that satisfies certain eligibility criteria (“eligible LTD”) requirements applicable to U.S. GSIBs. The Firm continues to evaluate the impact of these proposals.

Capital components
The following table presents reconciliations of total stockholders’ equity to Basel III Fully Phased-In CET1 capital, Tier 1 capital and Total capital as of June 30, 2018 and December 31, 2017.

(in millions)	June 30, 2018	December 31, 2017
Total stockholders’ equity	$257,458	$255,693
Less: Preferred stock	26,068	26,068
Common stockholders’ equity	231,390	229,625
Less:
Goodwill	47,488	47,507
Other intangible assets	806	855
Add:
Deferred tax liabilities(a)	2,227	2,204
Less: Other CET1 capital adjustments	615	223
Standardized/Advanced Fully Phased-In CET1 capital	184,708	183,244
Preferred stock	26,068	26,068
Less: Other Tier 1 adjustments	455	748
Standardized/Advanced Fully Phased-In Tier 1 capital	$210,321	$208,564
Long-term debt and other instruments qualifying as Tier 2 capital	$13,537	$14,827
Qualifying allowance for credit losses	14,367	14,672
Other	132	(103)
Standardized Fully Phased-In Tier 2 capital	$28,036	$29,396
Standardized Fully Phased-In Total capital	$238,357	$237,960
Adjustment in qualifying allowance for credit losses for Advanced Tier 2 capital	(9,603)	(10,462)
Advanced Fully Phased-In Tier 2 capital	$18,433	$18,934
Advanced Fully Phased-In Total capital	$228,754	$227,498

(a)
Represents certain deferred tax liabilities related to tax-deductible goodwill and identifiable intangibles created in nontaxable transactions, which are netted against goodwill and other intangibles when calculating TCE.

Capital rollforward
The following table presents the changes in Basel III Fully Phased-In CET1 capital, Tier 1 capital and Tier 2 capital for the six months ended June 30, 2018.

Six months ended June 30, (in millions)	2018
Standardized/Advanced CET1 capital at December 31, 2017	$183,244
Net income applicable to common equity	16,240
Dividends declared on common stock	(3,852)
Net purchase of treasury stock	(8,234)
Changes in additional paid-in capital	(1,187)
Changes related to AOCI	(796)
Adjustment related to DVA(a)	(586)
Changes related to other CET1 capital adjustments	(121)
Change in Standardized/Advanced CET1 capital	1,464
Standardized/Advanced CET1 capital at June 30, 2018	$184,708

Standardized/Advanced Tier 1 capital at December 31, 2017	$208,564
Change in CET1 capital	1,464
Net issuance of noncumulative perpetual preferred stock	—
Other	293
Change in Standardized/Advanced Tier 1 capital	1,757
Standardized/Advanced Tier 1 capital at June 30, 2018	$210,321

Standardized Tier 2 capital at December 31, 2017	$29,396
Change in long-term debt and other instruments qualifying as Tier 2	(1,290)
Change in qualifying allowance for credit losses	(305)
Other	235
Change in Standardized Tier 2 capital	(1,360)
Standardized Tier 2 capital at June 30, 2018	$28,036
Standardized Total capital at June 30, 2018	$238,357

Advanced Tier 2 capital at December 31, 2017	$18,934
Change in long-term debt and other instruments qualifying as Tier 2	(1,290)
Change in qualifying allowance for credit losses	554
Other	235
Change in Advanced Tier 2 capital	(501)
Advanced Tier 2 capital at June 30, 2018	$18,433
Advanced Total capital at June 30, 2018	$228,754

(a)	Includes DVA related to structured notes recorded in AOCI.

RWA rollforward
The following table presents changes in the components of RWA under Basel III Standardized and Advanced Fully Phased-In for the six months ended June 30, 2018. The amounts in the rollforward categories are estimates, based on the predominant driver of the change.

	Standardized			Advanced
Six months ended June 30, 2018 (in millions)	Credit risk RWA	Market risk RWA	Total RWA	Credit risk RWA	Market risk RWA	Operational risk RWA	Total RWA
At December 31, 2017	$1,386,060	$123,702	$1,509,762	$922,905	$123,791	$400,000	$1,446,696
Model & data changes(a)	(652)	(1,100)	(1,752)	1,481	(1,100)	—	381
Portfolio runoff(b)	(5,416)	—	(5,416)	(6,484)	—	—	(6,484)
Movement in portfolio levels(c)	44,960	(4,184)	40,776	14,727	(4,073)	(12,500)	(1,846)
Changes in RWA	38,892	(5,284)	33,608	9,724	(5,173)	(12,500)	(7,949)
June 30, 2018	$1,424,952	$118,418	$1,543,370	$932,629	$118,618	$387,500	$1,438,747

(a)	Model & data changes refer to movements in levels of RWA as a result of revised methodologies and/or treatment per regulatory guidance (exclusive of rule changes).

(b)	Portfolio runoff for credit risk RWA primarily reflects reduced risk from position rolloffs in legacy portfolios in Home Lending.

(c)
Movement in portfolio levels refers to: changes in book size, composition, credit quality, and market movements for credit risk RWA; changes in position and market movements for market risk RWA; and an update to cumulative losses for operational risk RWA.

Supplementary leverage ratio
The SLR is defined as Tier 1 capital under Basel III divided by the Firm’s total leverage exposure. For additional information, refer to Capital Risk Management on page 88 of JPMorgan Chase’s 2017 Annual Report.
The following table presents the components of the Firm’s Fully Phased-In SLR as of June 30, 2018 and December 31, 2017.

(in millions, except ratio)	June 30, 2018	December 31, 2017
Tier 1 capital	$210,321	$208,564
Total average assets	2,612,969	2,562,155
Less: Adjustments for deductions from Tier 1 capital	46,956	47,333
Total adjusted average assets(a)	2,566,013	2,514,822
Off-balance sheet exposures(b)	689,283	690,193
Total leverage exposure	$3,255,296	$3,205,015
SLR	6.5%	6.5%

(a)
Adjusted average assets, for purposes of calculating the SLR, includes total quarterly average assets adjusted for on-balance sheet assets that are subject to deduction from Tier 1 capital, predominantly goodwill and other intangible assets.

(b)	Off-balance sheet exposures are calculated as the average of the three month-end spot balances during the quarter.
As of June 30, 2018, JPMorgan Chase Bank, N.A.’s and Chase Bank USA, N.A.’s Fully Phased-In SLRs were approximately 6.7% and 13.1%, respectively.
Line of business equity
Each business segment is allocated capital by taking into consideration stand-alone peer comparisons and regulatory capital requirements. For additional information, refer to page 88 of JPMorgan Chase’s 2017 Annual Report.

The following table represents the capital allocated to each business segment:

(in billions)	June 30, 2018	December 31, 2017
Consumer & Community Banking	$51.0	$51.0
Corporate & Investment Bank	70.0	70.0
Commercial Banking	20.0	20.0
Asset & Wealth Management	9.0	9.0
Corporate	81.4	79.6
Total common stockholders’ equity	$231.4	$229.6

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
On June 28, 2018, the Federal Reserve informed the Firm that it did not object, on either a quantitative or qualitative basis, to the Firm’s 2018 capital plan.
Capital actions
Preferred stock
Preferred stock dividends declared were $788 million for the six months ended June 30, 2018.
Common stock dividends
The current quarter common stock dividend was $0.56 per share. On June 28, 2018, the Firm announced that its Board of Directors intends to increase the quarterly common stock dividend to $0.80 per share, effective the third quarter of 2018. The Firm’s dividends are subject to the Board of Directors’ approval on a quarterly basis.

Common equity
Effective as of June 28, 2018, the Firm’s Board of Directors authorized the repurchase of up to $20.7 billion of common equity (common stock and warrants) between July 1, 2018 and June 30, 2019, as part of its annual capital plan.
The following table sets forth the Firm’s repurchases of common equity for the three and six months ended June 30, 2018 and 2017. There were no repurchases of warrants during the three and six months ended June 30, 2018 and 2017.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Total shares of common stock repurchased	45.3	35.0	86.7	67.1
Aggregate common stock repurchases	$4,968	$3,007	$9,639	$5,839
For additional information regarding repurchases of the Firm’s equity securities, refer to Part II, Item 2: Unregistered Sales of Equity Securities and Use of Proceeds and Part II, Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities on page 180 of this Form 10-Q and page 28 of JPMorgan Chase’s 2017 Form 10-K, respectively.
There were 12.1 million and 15.0 million warrants outstanding at June 30, 2018 and December 31, 2017, respectively.
Other capital requirements
TLAC
The Federal Reserve’s TLAC rule requires the top-tier U.S. GSIB holding companies, including the Firm, to maintain minimum levels of external TLAC and eligible LTD effective January 1, 2019.
As of June 30, 2018, the Firm was compliant with the requirements of the rule to which it will be subject on January 1, 2019. For additional information, refer to page 90 of JPMorgan Chase’s 2017 Annual Report.

Broker-dealer regulatory capital
J.P. Morgan Securities
JPMorgan Chase’s principal U.S. broker-dealer subsidiary is J.P. Morgan Securities. J.P. Morgan Securities is subject to Rule 15c3-1 under the Securities Exchange Act of 1934 (the “Net Capital Rule”). J.P. Morgan Securities is also registered as a futures commission merchant and subject to Rule 1.17 of the Commodity Futures Trading Commission (“CFTC”).
J.P. Morgan Securities has elected to compute its minimum net capital requirements under the “Alternative Net Capital Requirements” of the Net Capital Rule.
Under the market and credit risk standards of Appendix E of the Net Capital Rule, J.P. Morgan Securities is eligible to use the alternative method of computing net capital if, in addition to meeting its minimum net capital requirement, it maintains tentative net capital of at least $1.0 billion. J.P. Morgan Securities is required to notify the Securities and Exchange Commission (“SEC”) in the event that tentative net capital is less than $5.0 billion. As of June 30, 2018, J.P. Morgan Securities maintained tentative net capital in excess of the minimum and notification requirements.
The following table presents J.P. Morgan Securities’ net capital information:

June 30, 2018	Net Capital
(in millions)	Actual	Minimum
J.P. Morgan Securities	$16,649	$2,888
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
The following table presents J.P. Morgan Securities plc’s capital information:

June 30, 2018	Total capital	CET1 ratio		Total capital ratio
(in millions, except ratios)	Estimated	Estimated	Minimum	Estimated	Minimum
J.P. Morgan Securities plc	$40,269	15.9	4.5	15.9	8.0

LIQUIDITY RISK MANAGEMENT
Liquidity risk is the risk that the Firm will be unable to meet its contractual and contingent financial obligations as they arise or that it does not have the appropriate amount, composition and tenor of funding and liquidity to support its assets and liabilities. For a further discussion of the Firm’s Liquidity Risk Management, refer to pages 92–97 of JPMorgan Chase’s 2017 Annual Report and the Firm’s US LCR Disclosure reports, which are available on the Firm’s website at: (https://investor.shareholder.com/jpmorganchase/basel.cfm).
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
The following table summarizes the Firm’s average LCR for the three months ended June 30, 2018, March 31, 2018 and June 30, 2017 based on the Firm’s current interpretation of the finalized LCR framework.

	Three months ended
Average amount (in billions)	June 30, 2018	March 31, 2018	June 30, 2017
HQLA
Eligible cash(a)	$363	$358	378
Eligible securities(b)(c)	166	181	163
Total HQLA(d)	$529	$539	541
Net cash outflows	$458	468	469
LCR	115%	115%	115%
Net excess HQLA (d)	$71	71	72

(a)	Represents cash on deposit at central banks, primarily Federal Reserve Banks.

(b)	Predominantly U.S. Treasuries, U.S. Agency MBS, and sovereign bonds net of applicable haircuts under the LCR rules.

(c)	HQLA eligible securities may be reported in securities borrowed or purchased under resale agreements, trading assets, or investment securities on the Firm’s Consolidated balance sheets.

(d)	Excludes average excess HQLA at JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A. that are not transferable to non-bank affiliates.
The Firm’s average LCR may fluctuate from period to period, due to changes in its HQLA and estimated net cash outflows under the LCR as a result of ongoing business activity. The Firm’s HQLA are expected to be available to meet its liquidity needs in a time of stress.

Other liquidity sources
As of June 30, 2018, in addition to assets reported in the Firm’s HQLA under the LCR rule, the Firm had approximately $215 billion of unencumbered marketable securities, such as equity securities and fixed income debt securities, available to raise liquidity, if required. This includes HQLA-eligible securities included as part of the excess liquidity at JPMorgan Chase Bank, N.A. that are not transferable to non-bank affiliates.
As of June 30, 2018, the Firm also had approximately $292 billion of available borrowing capacity at various Federal Home Loan Banks (“FHLBs”), discount windows at Federal Reserve Banks and various other central banks as a result of collateral pledged by the Firm to such banks. This borrowing capacity excludes the benefit of securities reported in the Firm’s HQLA or other unencumbered securities that are currently pledged at Federal Reserve Bank discount windows. Although available, the Firm does not view the borrowing capacity at the Federal Reserve Bank discount windows and the various other central banks as a primary source of liquidity.
Funding
Sources of funds
Management believes that the Firm’s unsecured and secured funding capacity is sufficient to meet its on- and off-balance sheet obligations.
The Firm funds its global balance sheet through diverse sources of funding including a stable deposit franchise as well as secured and unsecured funding in the capital markets. The Firm’s loan portfolio is funded with a portion of the Firm’s deposits, through securitizations and, with respect to a portion of the Firm’s real estate-related loans, with secured borrowings from the FHLBs. Deposits in excess of the amount utilized to fund loans are primarily invested in the Firm’s investment securities portfolio or deployed in cash or other short-term liquid investments based on their interest rate and liquidity risk characteristics. Securities borrowed or purchased under resale agreements and trading assets-debt and equity instruments are primarily funded by the Firm’s securities loaned or sold under agreements to repurchase, trading liabilities-debt and equity instruments, and a portion of the Firm’s long-term debt and stockholders’ equity. In addition to funding securities borrowed or purchased under resale agreements and trading assets-debt and equity instruments, proceeds from the Firm’s debt and equity issuances are used to fund certain loans and other financial and non-financial assets, or may be invested in the Firm’s investment securities portfolio. Refer to the discussion below for additional information relating to Deposits, Short-term funding, and Long-term funding and issuance.

Deposits
The table below summarizes, by line of business, the deposit balances as of June 30, 2018, and December 31, 2017, and the average deposit balances for the three and six months ended June 30, 2018 and 2017, respectively.

	June 30, 2018	December 31, 2017	Three months ended June 30,		Six months ended June 30,
Deposits			Average		Average
(in millions)			2018	2017	2018	2017
Consumer & Community Banking	$679,154	$659,885	$673,761	$639,873	$666,719	$631,441
Corporate & Investment Bank	475,761	455,883	475,697	442,387	470,788	434,968
Commercial Banking	165,170	181,512	170,665	173,081	173,081	174,843
Asset & Wealth Management	131,511	146,407	139,557	150,786	141,865	154,776
Corporate	526	295	815	4,002	839	4,870
Total Firm	$1,452,122	$1,443,982	$1,460,495	$1,410,129	$1,453,292	$1,400,898
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
The table below shows the loan and deposit balances, the loans-to-deposits ratios, and deposits as a percentage of total liabilities, as of June 30, 2018 and December 31, 2017.

(in billions except ratios)	June 30, 2018	December 31, 2017
Deposits	$1,452.1	$1,444.0
Deposits as a % of total liabilities	62%	63%
Loans	$948.4	$930.7
Loans-to-deposits ratio	65%	64%

Deposits increased from December 31, 2017, due to higher deposits in the consumer business reflecting the continuation of growth from new and existing customers and low attrition rates in CCB, partially offset by balance migration as customers shift from deposits largely into the Firm’s investment-related products; and in the wholesale business reflecting an increase in CIB’s Treasury Services business driven by growth in client activity. The increase was partially offset by declines in the other wholesale businesses primarily driven by the impact of seasonality in CB and AWM, and balance migration in AWM predominantly into the Firm’s investment-related products.
Average deposits increased for the three and six months ended June 30, 2018, due to higher deposits in the consumer business and in CIB, partially offset by declines in AWM and Corporate. Drivers of the changes in average balances for these businesses are generally consistent with the drivers of the changes in the period-end balances described above. The decline in average Corporate deposits was predominantly due to maturities of wholesale non-operating deposits, which are consistent with the Firm’s efforts to reduce such products. The Firm believes average deposit balances are generally more representative of deposit trends than period-end deposit balances. For further information on deposit and liability balance trends, refer to the discussion of the Firm’s Business Segment Results and the Consolidated Balance Sheets Analysis on pages 18–40 and pages 11–13, respectively.

The following table summarizes short-term and long-term funding, excluding deposits, as of June 30, 2018, and December 31, 2017, and average balances for the three and six months ended June 30, 2018 and 2017, respectively. For additional information, refer to the Consolidated Balance Sheets Analysis on pages 11–13 and Note 10.

	June 30, 2018	December 31, 2017	Three months ended June 30,		Six months ended June 30,
Sources of funds (excluding deposits)			Average		Average
(in millions)			2018	2017	2018	2017
Commercial paper	$28,049	24,186	$27,143	$19,466	$26,571	$16,432
Other borrowed funds	35,869	27,616	35,196	23,693	33,413	23,427
Total short-term borrowings	$63,918	$51,802	$62,339	$43,159	$59,984	$39,859
Obligations of Firm-administered multi-seller conduits(a)	$2,969	$3,045	$2,993	$2,750	$3,054	$3,557

Securities loaned or sold under agreements to repurchase:
Securities sold under agreements to repurchase(b)	$164,691	$147,713	$178,064	$180,512	$181,212	$177,389
Securities loaned(b)	9,809	9,211	13,058	14,752	11,799	14,602
Total securities loaned or sold under agreements to repurchase(b)(c)(d)	$174,500	$156,924	$191,122	$195,264	$193,011	$191,991

Senior notes	$151,244	$155,852	$151,047	$153,661	$150,635	$151,557
Trust preferred securities(e)	682	690	684	2,340	686	2,342
Subordinated debt(e)	15,963	16,553	16,010	20,546	16,120	20,857
Structured notes	48,036	45,727	48,674	42,957	47,842	40,941
Total long-term unsecured funding	$215,925	$218,822	$216,415	$219,504	$215,283	$215,697

Credit card securitization(a)	$16,505	$21,278	$16,181	$27,034	$17,416	$28,226
Other securitizations(a)(f)	—	—	—	1,003	—	1,262
Federal Home Loan Bank (“FHLB”) advances	52,162	60,617	54,232	73,053	57,291	75,155
Other long-term secured funding(g)	5,027	4,641	4,998	3,311	4,741	3,204
Total long-term secured funding	$73,694	$86,536	$75,411	$104,401	$79,448	$107,847

Preferred stock(h)	$26,068	$26,068	$26,068	$26,068	$26,068	$26,068
Common stockholders’ equity(h)	$231,390	$229,625	$228,901	$230,200	$228,261	$228,959

(a)	Included in beneficial interests issued by consolidated variable interest entities on the Firm’s Consolidated balance sheets.

(b)	The prior period amounts have been revised to conform with the current period presentation.

(c)	Primarily consists of short-term securities loaned or sold under agreements to repurchase.

(d)	Excludes federal funds purchased.

(e)
Subordinated debt includes $1.6 billion of junior subordinated debentures distributed pro rata to the holders of trust preferred securities which were cancelled on December 18, 2017. For further information refer to Note 19 of JPMorgan Chase’s 2017 Annual Report.

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

(h)
For additional information on preferred stock and common stockholders’ equity refer to Capital Risk Management on pages 43–47, Consolidated statements of changes in stockholders’ equity, and Note 20 and Note 21 of JPMorgan Chase’s 2017 Annual Report.

Short-term funding
The Firm’s sources of short-term secured funding primarily consist of securities loaned or sold under agreements to repurchase. These instruments are secured predominantly by high-quality securities collateral, including government-issued debt and agency MBS, and constitute a significant portion of the federal funds purchased and securities loaned or sold under repurchase agreements on the Consolidated balance sheets. The increase at June 30, 2018, from December 31, 2017, reflected higher secured financing of trading assets-debt and equity instruments, partially offset by a change in the mix of funding to short-term borrowings in CIB.

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
The significant majority of the Firm’s long-term unsecured funding is issued by the Parent Company to provide maximum flexibility in support of both bank and nonbank subsidiary funding needs. The Parent Company advances substantially all net funding proceeds to its subsidiary, the Intermediate Holding Company (“IHC”). The IHC does not issue debt to external counterparties. The following table summarizes long-term unsecured issuance and maturities or redemptions for the three and six months ended June 30, 2018 and 2017. For additional information on the IHC and long-term debt, refer to Liquidity Risk Management and Note 19 of JPMorgan Chase’s 2017 Annual Report.

Long-term unsecured funding
	Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Issuance
Senior notes issued in the U.S. market(a)	$10,470	$8,218	$18,451	$14,681
Senior notes issued in non-U.S. markets	1,170	2,210	1,170	2,210
Total senior notes	11,640	10,428	19,621	16,891
Subordinated debt	—	—	—	—
Structured notes	8,095	8,160	15,883	16,594
Total long-term unsecured funding – issuance	$19,735	$18,588	$35,504	$33,485

Maturities/redemptions
Senior notes	$6,827	$3,615	$20,951	$14,042
Trust preferred securities	—	—	—	—
Subordinated debt	—	2,011	—	3,006
Structured notes	4,986	7,043	10,513	12,373
Total long-term unsecured funding – maturities/redemptions	$11,813	$12,669	$31,464	$29,421

(a)	The prior period amounts have been revised to conform with the current period presentation.
The Firm raises secured long-term funding through securitization of consumer credit card loans and advances from the FHLBs. The following table summarizes the securitization issuance and FHLB advances and their respective maturities or redemptions for the three and six months ended June 30, 2018 and 2017, respectively.

Long-term secured funding
	Three months ended June 30,				Six months ended June 30,
	Issuance		Maturities/Redemptions		Issuance		Maturities/Redemptions
(in millions)	2018	2017	2018	2017	2018	2017	2018	2017
Credit card securitization	$1,396	$—	$1,725	$3,016	$1,396	$1,545	$6,125	$7,006
Other securitizations(a)	—	—	—	—	—	—	—	55
FHLB advances	—	—	4,702	5,852	4,000	—	12,453	11,054
Other long-term secured funding(b)(c)	74	434	6	80	195	537	22	124
Total long-term secured funding	$1,470	$434	$6,433	$8,948	$5,591	$2,082	$18,600	$18,239

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
The Firm’s wholesale businesses also securitize loans for client-driven transactions; those client-driven loan securitizations are not considered to be a source of funding for the Firm and are not included in the table above. For further description of the client-driven loan securitizations, refer to Note 14 of JPMorgan Chase’s 2017 Annual Report.

Credit ratings
The cost and availability of financing are influenced by credit ratings. Reductions in these ratings could have an adverse effect on the Firm’s access to liquidity sources, increase the cost of funds, trigger additional collateral or funding requirements and decrease the number of investors and counterparties willing to lend to the Firm.

Additionally, the Firm’s funding requirements for VIEs and other third-party commitments may be adversely affected by a decline in credit ratings. For additional information on the impact of a credit ratings downgrade on the funding requirements for VIEs, and on derivatives and collateral agreements, refer to SPEs on page 14, and Liquidity risk and credit-related contingent features in Note 4.
The credit ratings of the Parent Company and the Firm’s principal bank and nonbank subsidiaries as of June 30, 2018, were as follows.

	JPMorgan Chase & Co.			JPMorgan Chase Bank, N.A. Chase Bank USA, N.A.			J.P. Morgan Securities LLC J.P. Morgan Securities plc
June 30, 2018	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook
Moody’s Investors Service	A3	P-2	Stable	Aa3	P-1	Stable	A1	P-1	Stable
Standard & Poor’s	A-	A-2	Stable	A+	A-1	Stable	A+	A-1	Stable
Fitch Ratings	AA-	F1+	Stable	AA	F1+	Stable	AA	F1+	Stable
On June 21, 2018, Fitch upgraded the Parent Company’s long term issuer rating to AA- (previously A+) and short term issuer rating to F1+ (previously F1). The long term issuer ratings were also upgraded to AA for JPMorgan Chase Bank, N.A, Chase Bank USA, N.A., J.P. Morgan Securities LLC and J.P. Morgan Securities plc (all previously AA-).
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

CREDIT AND INVESTMENT RISK MANAGEMENT
Credit and investment risk is the risk associated with the default or change in credit profile of a client, counterparty or customer; or loss of principal or a reduction in expected returns on investments. For a further discussion of Credit Risk refer to pages 53–70. For a further discussion on Investment Portfolio Risk, refer to page 70. For a further discussion of the Firm’s Credit and Investment Risk Management framework and organization, and the identification, monitoring and management, refer to Credit and Investment Risk Management on pages 99–120 of JPMorgan Chase’s 2017 Annual Report.

CREDIT PORTFOLIO
Credit risk is the risk associated with the default or change in credit profile of a client, counterparty or customer.
In the following tables, reported loans include loans retained (i.e., held-for-investment); loans held-for-sale; and certain loans accounted for at fair value. The following tables do not include loans which the Firm accounts for at fair value and classifies as trading assets. For further information regarding these loans, refer to Notes 2 and 3. For additional information on the Firm’s loans, lending-related commitments and derivative receivables, including the Firm’s accounting policies, refer to Notes 11, 20, and 4, respectively.
For further information regarding the credit risk inherent in the Firm’s cash placed with banks, refer to Wholesale credit exposure – industry exposures on pages 62–64; for information regarding the credit risk inherent in the Firm’s investment securities portfolio, refer to Note 9 of this Form 10-Q, and Note 10 of JPMorgan Chase’s 2017 Annual Report; and for information regarding the credit risk inherent in the securities financing portfolio, refer to Note 10 of this Form 10-Q, and Note 11 of JPMorgan Chase’s 2017 Annual Report.
For a further discussion of the consumer credit environment and consumer loans, refer to Consumer Credit Portfolio on pages 102–107 of JPMorgan Chase’s 2017 Annual Report and Note 11 of this Form 10-Q. For a further discussion of the wholesale credit environment and wholesale loans, refer to Wholesale Credit Portfolio on pages 108–116 of JPMorgan Chase’s 2017 Annual Report and Note 11 of this Form 10-Q.

Total credit portfolio
	Credit exposure		Nonperforming(d)(e)
(in millions)	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017
Loans retained	$940,440	$924,838	$5,135	$5,943
Loans held-for-sale	4,898	3,351	175	—
Loans at fair value	3,076	2,508	—	—
Total loans – reported	948,414	930,697	5,310	5,943
Derivative receivables	58,510	56,523	112	130
Receivables from customers and other(a)	27,607	26,272	—	—
Total credit-related assets	1,034,531	1,013,492	5,422	6,073
Assets acquired in loan satisfactions
Real estate owned	NA	NA	312	311
Other	NA	NA	33	42
Total assets acquired in loan satisfactions	NA	NA	345	353
Lending-related commitments	1,045,993	991,482	712	731
Total credit portfolio	$2,080,524	$2,004,974	$6,479	$7,157
Credit derivatives used in credit portfolio management activities(b)	$(15,229)	$(17,609)	$—	$—
Liquid securities and other cash collateral held against derivatives(c)	(16,103)	(16,108)	NA	NA

(in millions, except ratios)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net charge-offs(f)	$1,252	$1,204	$2,587	$2,858
Average retained loans
Loans	932,042	892,840	926,268	889,229
Loans – excluding residential real estate PCI loans	903,263	859,102	896,856	854,842
Net charge-off rates(f)
Loans	0.54%	0.54%	0.56%	0.65%
Loans – excluding PCI	0.56	0.56	0.58	0.67

(a)	Receivables from customers and other primarily represents held-for-investment margin loans to brokerage customers.

(b)
Represents the net notional amount of protection purchased and sold through credit derivatives used to manage both performing and nonperforming wholesale credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. For additional information, refer to Credit derivatives on page 66 and Note 4.

(c)	Includes collateral related to derivative instruments where an appropriate legal opinion has not been either sought or obtained.

(d)	Excludes PCI loans. The Firm is recognizing interest income on each pool of PCI loans as each of the pools is performing.

(e)
At June 30, 2018, and December 31, 2017, nonperforming assets excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $3.3 billion and $4.3 billion, respectively, and real estate owned (“REO”) insured by U.S. government agencies of $84 million and $95 million, respectively. These amounts have been excluded based upon the government guarantee. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”).

(f)
For the six months ended June 30, 2017, excluding net charge-offs of $467 million related to the student loan portfolio transfer, the net charge-off rate for Loans would have been 0.54% and for Loans – excluding PCI would have been 0.56%.

CONSUMER CREDIT PORTFOLIO
The Firm’s retained consumer portfolio consists primarily of residential real estate loans, credit card loans, auto loans, and business banking loans, as well as associated lending-related commitments. The Firm’s focus is on serving primarily the prime segment of the consumer credit market. For further information on consumer loans, refer to Note 11 of this Form

10-Q and Consumer Credit Portfolio on pages 102-107 and Note 12 of JPMorgan Chase’s 2017 Annual Report. For further information on lending-related commitments, refer to Note 20 of this Form 10-Q and Note 27 of JPMorgan Chase’s 2017 Annual Report.
The following table presents consumer credit-related information with respect to the credit portfolio held by CCB, prime mortgage and home equity loans held by AWM, and prime mortgage loans held by Corporate. For further information about the Firm’s nonaccrual and charge-off accounting policies, refer to Note 12 of JPMorgan Chase’s 2017 Annual Report.

Consumer credit portfolio
					Three months ended June 30,				Six months ended June 30,
(in millions, except ratios)	Credit exposure		Nonaccrual loans(i)(j)		Net charge-offs/(recoveries)(k)		Average annual net charge-off/(recoveries) rate(k)(l)		Net charge-offs/(recoveries)(d)(k)		Average annual net charge-off/(recoveries) rate(d)(k)(l)
	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017	2018	2017	2018	2017	2018	2017	2018	2017
Consumer, excluding credit card
Loans, excluding PCI loans and loans held-for-sale
Residential mortgage	$225,864	$216,496	$2,101	$2,175	$(151)	$(3)	(0.27)%	(0.01)%	$(151)	$—	(0.14)%	—%
Home equity	30,460	33,450	1,481	1,610	(7)	9	(0.09)	0.10	10	58	0.06	0.31
Auto(a)(b)	65,014	66,242	124	141	50	48	0.31	0.29	126	129	0.39	0.40
Consumer & Business Banking(b)(c)	26,272	25,789	273	283	50	56	0.77	0.91	103	113	0.80	0.93
Student(d)	—	—	—	—	—	—	—	—	—	498	—	NM
Total loans, excluding PCI loans and loans held-for-sale	347,610	341,977	3,979	4,209	(58)	110	(0.07)	0.13	88	798	0.05	0.49
Loans – PCI
Home equity	9,849	10,799	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
Prime mortgage	5,437	6,479	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
Subprime mortgage	2,249	2,609	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
Option ARMs(e)	9,442	10,689	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
Total loans – PCI	26,977	30,576	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
Total loans – retained	374,587	372,553	3,979	4,209	(58)	110	(0.06)	0.12	88	798	0.05	0.44
Loans held-for-sale	110	128	—	—	—	—	—	—	—	—	—	—
Total consumer, excluding credit card loans	374,697	372,681	3,979	4,209	(58)	110	(0.06)	0.12	88	798	0.05	0.44
Lending-related commitments(f)	51,784	48,553
Receivables from customers(g)	153	133
Total consumer exposure, excluding credit card	426,634	421,367
Credit card
Loans retained(h)	145,221	149,387	—	—	1,164	1,037	3.27	3.01	2,334	2,030	3.30	2.98
Loans held-for-sale	34	124	—	—	—	—	—	—	—	—	—	—
Total credit card loans	145,255	149,511	—	—	1,164	1,037	3.27	3.01	2,334	2,030	3.30	2.98
Lending-related commitments(f)	592,452	572,831
Total credit card exposure	737,707	722,342
Total consumer credit portfolio	$1,164,341	$1,143,709	$3,979	$4,209	$1,106	$1,147	0.86%	0.92%	$2,422	$2,828	0.95%	1.14%
Memo: Total consumer credit portfolio, excluding PCI	$1,137,364	$1,113,133	$3,979	$4,209	$1,106	$1,147	0.91%	0.99%	$2,422	$2,828	1.00%	1.22%

(a)
At June 30, 2018, and December 31, 2017, excluded operating lease assets of $18.8 billion and $17.1 billion, respectively. These operating lease assets are included in other assets on the Firm’s Consolidated balance sheets. The risk of loss on these assets relates to the residual value of the leased vehicles, which is managed through projection of the lease residual value at lease origination, periodic review of residual values, and through arrangements with certain auto manufacturers that mitigates this risk.

(b)
Includes certain business banking and auto dealer risk-rated loans that apply the wholesale methodology for determining the allowance for loan losses; these loans are managed by CCB, and therefore, for consistency in presentation, are included within the consumer portfolio.

(c)	Predominantly includes Business Banking loans.

(d)
For the six months ended June 30, 2017, excluding net charge-offs of $467 million related to the student loan portfolio sale, the net charge-off rate for Total consumer, excluding credit card and PCI loans and loans held-for-sale would have been 0.20%; Total consumer – retained excluding credit card loans would have been 0.18%; Total consumer credit portfolio would have been 0.95%; and Total consumer credit portfolio, excluding PCI loans would have been 1.02%.

(e)	At both June 30, 2018, and December 31, 2017, approximately 68% of the PCI option adjustable rate mortgage (“ARM”) portfolio has been modified into fixed-rate, fully amortizing loans.

(f)
Credit card and home equity lending-related commitments represent the total available lines of credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit would be used at the same time. For credit card commitments, and if certain conditions are met, home equity commitments, the Firm can reduce or cancel these lines of credit by providing the borrower notice or, in some cases as permitted by law, without notice. For further information, refer to Note 20.

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

(i)
At June 30, 2018 and December 31, 2017, nonaccrual loans excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $3.3 billion and $4.3 billion, respectively. These amounts have been excluded from nonaccrual loans based upon the government guarantee. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status, as permitted by regulatory guidance issued by the FFIEC.

(j)	Excludes PCI loans. The Firm is recognizing interest income on each pool of PCI loans as each of the pools is performing.

(k)
Net charge-offs and the net charge-off rates excluded write-offs in the PCI portfolio of $73 million and $22 million for the three months ended June 30, 2018 and 2017, respectively, and $93 million and $46 million for the six months ended June 30, 2018 and 2017, respectively. These write-offs decreased the allowance for loan losses for PCI loans. Refer to Allowance for Credit Losses on pages 67–69 for further information.

(l)
Average consumer loans held-for-sale were $291 million and $4.9 billion for the three months ended June 30, 2018 and 2017, respectively, and $263 million and $2.6 billion for the six months ended June 30, 2018 and 2017, respectively. These amounts were excluded when calculating net charge-off rates.

Consumer, excluding credit card
Portfolio analysis
Consumer loan balances increased from December 31, 2017 predominantly due to originations of high-quality prime mortgage loans that have been retained on the balance sheet, largely offset by paydowns and the charge-off or liquidation of delinquent loans.
PCI loans are excluded from the following discussions of individual loan products and are addressed separately below. For further information about the Firm’s consumer portfolio, including information about delinquencies, loan modifications and other credit quality indicators, refer to Note 11 of this Form 10-Q.
Residential mortgage: The residential mortgage portfolio predominantly consists of high-quality prime mortgage loans, with a small component consisting of subprime mortgage loans (approximately 1%). These subprime mortgage loans continue to run off and are performing in line with expectations. The residential mortgage portfolio, including loans held-for-sale, increased from December 31, 2017 as the amount of retained originations of primarily high-quality prime mortgage loans exceeded paydowns. Residential mortgage 30+ day delinquencies decreased from December 31, 2017. Nonaccrual loans decreased from December 31, 2017 due to lower delinquencies. Net recoveries for the three and six months ended June 30, 2018 were higher compared with the same period in the prior year reflecting a loan sale as well as continued improvement in home prices and delinquencies.
At June 30, 2018, and December 31, 2017, the Firm’s residential mortgage portfolio included $20.8 billion and $20.2 billion, respectively, of interest-only loans. These loans have an interest-only payment period generally followed by an adjustable-rate or fixed-rate fully amortizing payment period to maturity and are typically originated as higher-balance loans to higher-income borrowers. To date, losses on this portfolio generally have been consistent with the broader residential mortgage portfolio. The Firm continues to monitor the risks associated with these loans.

The following table provides a summary of the Firm’s residential mortgage portfolio insured and/or guaranteed by U.S. government agencies, including loans held-for-sale. The Firm monitors its exposure to certain potential unrecoverable claim payments related to government-insured loans and considers this exposure in estimating the allowance for loan losses.

(in millions)	June 30, 2018	December 31, 2017
Current	$3,194	$2,401
30-89 days past due	1,741	1,958
90 or more days past due	3,254	4,264
Total government guaranteed loans	$8,189	$8,623
Home equity: The home equity portfolio declined from December 31, 2017 primarily reflecting loan paydowns. The amount of 30+ day delinquencies decreased from December 31, 2017. Nonaccrual loans decreased from December 31, 2017 primarily as a result of loss mitigation activities. Net recoveries for the three months ended June 30, 2018 and net charge-offs for the six months ended June 30, 2018 improved when compared with the same period in the prior year, as a result of lower loan balances and continued improvement in home prices and delinquencies.
At June 30, 2018, approximately 90% of the Firm’s home equity portfolio consisted of home equity lines of credit (“HELOCs”) and the remainder consisted of home equity loans (“HELOANs”). The carrying value of HELOCs outstanding was $27 billion at June 30, 2018. This amount included $13 billion of HELOCs that have recast from interest-only to fully amortizing payments or have been modified and $5 billion of interest-only balloon HELOCs, which primarily mature after 2030. The Firm manages the risk of HELOCs during their revolving period by closing or reducing the undrawn line to the extent permitted by law when borrowers are exhibiting a material deterioration in their credit risk profile.

The Firm monitors risks associated with junior lien loans where the borrower has a senior lien loan that is either delinquent or has been modified. These loans are considered “high-risk seconds” and are classified as nonaccrual as they are considered to pose a higher risk of default than other junior lien loans. The carrying value of high-risk seconds declined from December 31, 2017.
For further information on the Firm’s home equity portfolio, refer to Note 11 of this Form 10-Q and Consumer Credit Portfolio on pages 102-107 of JPMorgan Chase’s 2017 Annual Report.
Auto: The auto loan portfolio, which predominantly consists of prime-quality loans, declined when compared with December 31, 2017, as paydowns and the charge-off or liquidation of delinquent loans were partially offset by new originations. Nonaccrual loans decreased from December 31, 2017. Net charge-offs for the three and six months ended June 30, 2018 were relatively flat when compared with the same period in the prior year.
Consumer & Business Banking: Consumer & Business Banking loans increased when compared with December 31, 2017, as growth due to loan originations was predominantly offset by paydowns and the charge-off or liquidation of delinquent loans. Nonaccrual loans decreased from December 31, 2017. Net charge-offs for the three and six months ended June 30, 2018 decreased when compared with the same period in the prior year.
Purchased credit-impaired loans: PCI loans decreased from December 31, 2017 due to portfolio run off and a loan sale. As of June 30, 2018, approximately 11% of the option ARM PCI loans were delinquent and approximately 68% of the portfolio had been modified into fixed-rate, fully amortizing loans. The borrowers for substantially all of the remaining loans are making amortizing payments, although such payments are not necessarily fully amortizing. This latter group of loans is subject to the risk of payment shock due to future payment recast. Default rates generally increase on option ARM loans when payment recast results in a payment increase. The expected increase in default rates is considered in the Firm’s quarterly impairment assessment.

The following table provides a summary of lifetime principal loss estimates included in either the nonaccretable difference or the allowance for loan losses.

Summary of PCI loans lifetime principal loss estimates
	Lifetime loss estimates(a)		Life-to-date liquidation losses(b)
(in billions)	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017
Home equity	$14.1	$14.2	$13.0	$12.9
Prime mortgage	4.1	4.0	3.8	3.8
Subprime mortgage	3.3	3.3	3.1	3.1
Option ARMs	10.3	10.0	9.9	9.7
Total	$31.8	$31.5	$29.8	$29.5

(a)
Includes the original nonaccretable difference established in purchase accounting of $30.5 billion for principal losses plus additional principal losses recognized subsequent to acquisition through the provision and allowance for loan losses. The remaining nonaccretable difference for principal losses was $624 million and $842 million at June 30, 2018, and December 31, 2017, respectively.

(b)	Represents both realization of loss upon loan resolution and any principal forgiven upon modification.
Geographic composition of residential real estate loans
For information on the geographic composition of the Firm’s residential real estate loans, refer to Note 11.
Current estimated loan-to-value ratio of residential real estate loans
Average current estimated loan-to-value (“LTV”) ratios
have declined consistent with recent improvements in home prices, customer pay downs, and charge-offs or liquidations of higher LTV loans. For further information on current estimated LTVs on residential real estate loans, refer to Note 11.
Loan modification activities for residential real estate loans
The performance of modified loans generally differs by product type due to differences in both the credit quality and the types of modifications provided. The performance of modifications to the residential real estate portfolios as measured through cumulative redefault rates, were not materially different from December 31, 2017. For further information on the Firm’s cumulative redefault rates refer to Consumer Credit Portfolio on pages 102-107 of JPMorgan Chase’s 2017 Annual Report.
Certain loans that were modified under HAMP and the Firm’s proprietary modification programs have interest rate reset provisions (“step-rate modifications”). Interest rates on these loans generally began to increase commencing in 2014 by 1% per year, and will continue to do so, until the rate reaches a specified cap. The cap on these loans is typically at a prevailing market interest rate for a fixed-rate mortgage loan as of the modification date. At June 30, 2018, the carrying value of non-PCI loans and the unpaid principal balance of PCI loans modified in step-rate modifications, which have not yet met their specified caps, were $2 billion and $5 billion, respectively. The Firm continues to monitor this risk exposure and the impact of these potential interest rate increases is considered in the Firm’s allowance for loan losses.

The following table presents information as of June 30, 2018, and December 31, 2017, relating to modified retained residential real estate loans for which concessions have been granted to borrowers experiencing financial difficulty. For further information on modifications for the three and six months ended June 30, 2018 and 2017, refer to Note 11.

Modified residential real estate loans
	June 30, 2018		December 31, 2017
(in millions)	Retained loans	Non-accrual retained loans(d)	Retained loans	Non-accrual retained loans(d)
Modified residential real estate loans, excluding PCI loans(a)(b)
Residential mortgage	$5,024	$1,730	$5,620	$1,743
Home equity	2,092	1,041	2,118	1,032
Total modified residential real estate loans, excluding PCI loans	$7,116	$2,771	$7,738	$2,775
Modified PCI loans(c)
Home equity	$2,180	NA	$2,277	NA
Prime mortgage	3,684	NA	4,490	NA
Subprime mortgage	2,322	NA	2,678	NA
Option ARMs	7,196	NA	8,276	NA
Total modified PCI loans	$15,382	NA	$17,721	NA

(a)	Amounts represent the carrying value of modified residential real estate loans.

(b)
At June 30, 2018, and December 31, 2017, $4.3 billion and $3.8 billion, respectively, of loans modified subsequent to repurchase from Ginnie Mae in accordance with the standards of the appropriate government agency (i.e., Federal Housing Administration (“FHA”), U.S. Department of Veterans Affairs (“VA”), Rural Housing Service of the U.S. Department of Agriculture (“RHS”)) are not included in the table above. When such loans perform subsequent to modification in accordance with Ginnie Mae guidelines, they are generally sold back into Ginnie Mae loan pools. Modified loans that do not re-perform become subject to foreclosure. For additional information about sales of loans in securitization transactions with Ginnie Mae, refer to Note 13.

(c)	Amounts represent the unpaid principal balance of modified PCI loans.

(d)
At both June 30, 2018, and December 31, 2017, nonaccrual loans included $2.2 billion of troubled debt restructurings (“TDRs”) for which the borrowers were less than 90 days past due. For additional information about loans modified in a TDR that are on nonaccrual status, refer to Note 11.

Nonperforming assets
The following table presents information as of June 30, 2018, and December 31, 2017, about consumer, excluding credit card, nonperforming assets.

Nonperforming assets(a)
(in millions)	June 30, 2018	December 31, 2017
Nonaccrual loans(b)
Residential real estate	$3,582	$3,785
Other consumer	397	424
Total nonaccrual loans	3,979	4,209
Assets acquired in loan satisfactions
Real estate owned	206	225
Other	33	40
Total assets acquired in loan satisfactions	239	265
Total nonperforming assets	$4,218	$4,474

(a)
At June 30, 2018, and December 31, 2017, nonperforming assets excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $3.3 billion and $4.3 billion, respectively, and REO insured by U.S. government agencies of $84 million and $95 million, respectively. These amounts have been excluded based upon the government guarantee.

(b)
Excludes PCI loans, which are accounted for on a pool basis. Since each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, the past-due status of the pools, or that of individual loans within the pools, is not meaningful. The Firm is recognizing interest income on each pool of loans as each of the pools is performing.

Nonaccrual loans in the residential real estate portfolio at June 30, 2018 decreased to $3.6 billion from $3.8 billion at December 31, 2017, of which 26% were greater than 150 days past due for both time periods. In the aggregate, the unpaid principal balance of residential real estate loans greater than 150 days past due was charged down by approximately 34% and 40% to the estimated net realizable value of the collateral at June 30, 2018, and December 31, 2017, respectively.
Nonaccrual loans: The following table presents changes in consumer, excluding credit card, nonaccrual loans for the six months ended June 30, 2018 and 2017.

Nonaccrual loan activity
Six months ended June 30, (in millions)	2018	2017
Beginning balance	$4,209	$4,820
Additions	1,575	1,647
Reductions:
Principal payments and other(a)	738	888
Charge-offs	246	372
Returned to performing status	666	750
Foreclosures and other liquidations	155	231
Total reductions	1,805	2,241
Net changes	(230)	(594)
Ending balance	$3,979	$4,226

(a)	Other reductions includes loan sales.
Active and suspended foreclosure: For information on loans that were in the process of active or suspended foreclosure, refer to Note 11.

Credit card
Total credit card loans decreased from December 31, 2017 due to seasonality. The June 30, 2018 30+ day delinquency rate seasonally decreased to 1.65% from 1.80% at December 31, 2017, and the June 30, 2018 90+ day delinquency rate decreased to 0.85% from 0.92% at December 31, 2017, in line with expectations. Net charge-offs increased for the six months ended June 30, 2018 when compared with the same period in the prior year primarily due to growth in newer vintages which, as anticipated, have higher loss rates than the more seasoned portion of the portfolio. For further information on the geographic and FICO composition of the Firm’s credit card loans, refer to Note 11.
Consistent with the Firm’s policy, all credit card loans typically remain on accrual status until charged off. However, the Firm establishes an allowance, which is offset against loans and charged to interest income, for the estimated uncollectible portion of accrued and billed interest and fee income.
Modifications of credit card loans
At June 30, 2018 and December 31, 2017, the Firm had $1.3 billion and $1.2 billion, respectively, of credit card loans outstanding that have been modified in TDRs. These balances included both credit card loans with modified payment terms and credit card loans that reverted back to their pre-modification payment terms because the cardholder did not comply with the modified payment terms.
For additional information about loan modification programs to borrowers, refer to Note 11.

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
The credit quality of the wholesale portfolio was stable for the six months ended June 30, 2018, characterized by low levels of criticized exposure, nonaccrual loans and charge-offs. Refer to industry discussion on pages 62–64 for further information. Retained loans increased across all wholesale lines of business, predominantly driven by CIB, including loans to financial institution and commercial and industrial clients, and in AWM due to higher loans to international and domestic Private Banking clients. The wholesale portfolio is actively managed, in part by conducting ongoing, in-depth reviews of client credit quality and transaction structure inclusive of collateral where applicable, and of industry, product and client concentrations.

In the following tables, the Firm’s wholesale credit portfolio includes exposure held in CIB, CB, AWM and Corporate, and excludes all exposure managed by CCB.

Wholesale credit portfolio
	Credit exposure		Nonperforming(c)
(in millions)	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017
Loans retained	$420,632	$402,898	$1,156	$1,734
Loans held-for-sale	4,754	3,099	175	—
Loans at fair value	3,076	2,508	—	—
Loans	428,462	408,505	1,331	1,734
Derivative receivables	58,510	56,523	112	130
Receivables from customers and other(a)	27,454	26,139	—	—
Total wholesale credit-related assets	514,426	491,167	1,443	1,864
Lending-related commitments	401,757	370,098	712	731
Total wholesale credit exposure	$916,183	$861,265	$2,155	$2,595
Credit derivatives used in credit portfolio management activities(b)	$(15,229)	$(17,609)	$—	$—
Liquid securities and other cash collateral held against derivatives	(16,103)	(16,108)	NA	NA

(a)
Receivables from customers and other include $27.4 billion and $26.0 billion of held-for-investment margin loans at June 30, 2018, and December 31, 2017, respectively, to prime brokerage customers in CIB and in AWM; these are classified in accrued interest and accounts receivable on the Consolidated balance sheets.

(b)
Represents the net notional amount of protection purchased and sold through credit derivatives used to manage both performing and nonperforming wholesale credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. For additional information, refer to Credit derivatives on page 66, and Note 4.

(c)	Excludes assets acquired in loan satisfactions.

The following tables present the maturity and ratings profiles of the wholesale credit portfolio as of June 30, 2018, and December 31, 2017. The ratings scale is based on the Firm’s internal risk ratings, which generally correspond to the ratings assigned by S&P and Moody’s. For additional information on wholesale loan portfolio risk ratings, refer to Note 12 of JPMorgan Chase’s 2017 Annual Report.

Wholesale credit exposure – maturity and ratings profile
	Maturity profile(d)				Ratings profile
	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
June 30, 2018 (in millions, except ratios)					AAA/Aaa to BBB-/Baa3	BB+/Ba1 & below
Loans retained	$135,312	$182,613	$102,707	$420,632	$322,105	$98,527	$420,632	77%
Derivative receivables				58,510			58,510
Less: Liquid securities and other cash collateral held against derivatives				(16,103)			(16,103)
Total derivative receivables, net of all collateral	13,066	10,092	19,249	42,407	33,780	8,627	42,407	80
Lending-related commitments	103,600	287,054	11,103	401,757	289,653	112,104	401,757	72
Subtotal	251,978	479,759	133,059	864,796	645,538	219,258	864,796	75
Loans held-for-sale and loans at fair value(a)				7,830			7,830
Receivables from customers and other				27,454			27,454
Total exposure – net of liquid securities and other cash collateral held against derivatives				$900,080			$900,080
Credit derivatives used in credit portfolio management activities(b)(c)	$(1,281)	$(11,177)	$(2,771)	$(15,229)	$(13,093)	$(2,136)	$(15,229)	86%

	Maturity profile(d)				Ratings profile
	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
December 31, 2017 (in millions, except ratios)					AAA/Aaa to BBB-/Baa3	BB+/Ba1 & below
Loans retained	$121,643	$177,033	$104,222	$402,898	$311,681	$91,217	$402,898	77%
Derivative receivables				56,523			56,523
Less: Liquid securities and other cash collateral held against derivatives				(16,108)			(16,108)
Total derivative receivables, net of all collateral	9,882	10,463	20,070	40,415	32,373	8,042	40,415	80
Lending-related commitments	80,273	275,317	14,508	370,098	274,127	95,971	370,098	74
Subtotal	211,798	462,813	138,800	813,411	618,181	195,230	813,411	76
Loans held-for-sale and loans at fair value(a)				5,607			5,607
Receivables from customers and other				26,139			26,139
Total exposure – net of liquid securities and other cash collateral held against derivatives				$845,157			$845,157
Credit derivatives used in credit portfolio management activities(b)(c)	$(1,807)	$(11,011)	$(4,791)	$(17,609)	$(14,984)	$(2,625)	$(17,609)	85%

(a)	Represents loans held-for-sale, primarily related to syndicated loans and loans transferred from the retained portfolio, and loans at fair value.

(b)	These derivatives do not qualify for hedge accounting under U.S. GAAP.

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

(d)
The maturity profile of retained loans, lending-related commitments and derivative receivables is based on the remaining contractual maturity. Derivative contracts that are in a receivable position at June 30, 2018, may become payable prior to maturity based on their cash flow profile or changes in market conditions.

Wholesale credit exposure – industry exposures
The Firm focuses on the management and diversification of its industry exposures, and pays particular attention to industries with actual or potential credit concerns. Exposures deemed criticized align with the U.S. banking regulators’ definition of criticized exposures, which consist of the special mention, substandard and doubtful categories. The total criticized component of the portfolio, excluding loans held-for-sale and loans at fair value, was $11.2 billion at June 30, 2018, compared with $15.6 billion at December 31, 2017. The decrease was largely driven by select names within Oil & Gas, including a loan sale.
Below are summaries of the Firm’s exposures as of June 30, 2018, and December 31, 2017. The industry of risk category is generally based on the client or counterparty’s primary business activity. For additional information on industry concentrations, refer to Note 4 of JPMorgan Chase’s 2017 Annual Report.

Wholesale credit exposure – industries(a)
						Selected metrics
						30 days or more past due and accruing loans	Net charge-offs/ (recoveries)	Credit derivative hedges(f)	Liquid securities and other cash collateral held against derivative receivables
			Noninvestment-grade
As of or for the six months ended	Credit exposure(e)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
June 30, 2018
(in millions)
Real Estate	$142,116	$116,264	$24,996	$718	$138	$696	$(18)	$—	$(2)
Consumer & Retail	86,867	55,172	29,870	1,671	154	32	50	(268)	(3)
Technology, Media & Telecommunications	79,053	48,286	29,222	1,495	50	15	—	(901)	(18)
Industrials	59,990	38,609	19,982	1,211	188	125	—	(146)	(17)
Healthcare	57,089	39,589	16,627	844	29	6	(2)	—	(180)
Banks & Finance Cos	51,445	35,882	15,242	317	4	13	—	(649)	(2,426)
Oil & Gas	42,650	23,064	17,452	1,287	847	2	38	(492)	(2)
Asset Managers	40,040	33,963	6,059	4	14	5	—	—	(6,610)
Utilities	28,437	23,790	4,353	136	158	1	38	(189)	(36)
State & Municipal Govt (b)	26,408	25,760	648	—	—	3	—	(60)	(18)
Chemicals & Plastics	18,666	11,432	7,205	29	—	5	—	(25)	—
Central Govt	18,503	18,307	123	73	—	3	—	(9,320)	(1,965)
Transportation	16,915	10,445	5,938	461	71	11	6	(32)	(69)
Automotive	15,849	9,586	5,943	295	25	2	—	(227)	—
Metals & Mining	14,225	7,457	6,314	398	56	17	—	(278)	(25)
Insurance	12,952	10,266	2,645	—	41	2	—	(37)	(2,404)
Financial Markets Infrastructure	6,231	6,109	122	—	—	—	—	—	—
Securities Firms	3,998	2,567	1,430	1	—	—	—	(261)	(454)
All other(c)	159,465	142,598	16,424	238	205	790	53	(2,344)	(1,874)
Subtotal	$880,899	$659,146	$210,595	$9,178	$1,980	$1,728	$165	$(15,229)	$(16,103)
Loans held-for-sale and loans at fair value	7,830
Receivables from customers and other	27,454
Total(d)	$916,183

(continued from previous page)
						Selected metrics
						30 days or more past due and accruing loans	Net charge-offs/ (recoveries)	Credit derivative hedges(f)	Liquid securities and other cash collateral held against derivative receivables
			Noninvestment-grade
As of or for the year ended	Credit exposure(e)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
December 31, 2017
(in millions)
Real Estate	$139,409	$115,401	$23,012	$859	$137	$254	$(4)	$—	$(2)
Consumer & Retail	87,679	55,737	29,619	1,791	532	30	34	(275)	(9)
Technology, Media & Telecommunications	59,274	36,510	20,453	2,258	53	14	(12)	(910)	(19)
Industrials	55,272	37,198	16,770	1,159	145	150	(1)	(196)	(21)
Healthcare	55,997	42,643	12,731	585	38	82	(1)	—	(207)
Banks & Finance Cos	49,037	34,654	13,767	612	4	1	6	(1,216)	(3,174)
Oil & Gas	41,317	21,430	14,854	4,046	987	22	71	(747)	(1)
Asset Managers	32,531	28,029	4,484	4	14	27	—	—	(5,290)
Utilities	29,317	24,486	4,383	227	221	—	11	(160)	(56)
State & Municipal Govt(b)	28,633	27,977	656	—	—	12	5	(130)	(524)
Chemicals & Plastics	15,945	11,107	4,764	74	—	4	—	—	—
Central Govt	19,182	18,741	376	65	—	4	—	(10,095)	(2,520)
Transportation	15,797	9,870	5,302	527	98	9	14	(32)	(131)
Automotive	14,820	9,321	5,278	221	—	10	1	(284)	—
Metals & Mining	14,171	6,989	6,822	321	39	3	(13)	(316)	(1)
Insurance	14,089	11,028	2,981	—	80	1	—	(157)	(2,195)
Financial Markets Infrastructure	5,036	4,775	261	—	—	—	—	—	(23)
Securities Firms	4,113	2,559	1,553	1	—	—	—	(274)	(335)
All other(c)	147,900	134,110	13,283	260	247	901	8	(2,817)	(1,600)
Subtotal	$829,519	$632,565	$181,349	$13,010	$2,595	$1,524	$119	$(17,609)	$(16,108)
Loans held-for-sale and loans at fair value	5,607
Receivables from customers and other	26,139
Total(d)	$861,265

(a)
The industry rankings presented in the table as of December 31, 2017, are based on the industry rankings of the corresponding exposures at June 30, 2018, not actual rankings of such exposures at December 31, 2017.

(b)
In addition to the credit risk exposure to states and municipal governments (both U.S. and non-U.S.) at June 30, 2018, and December 31, 2017, noted above, the Firm held: $9.2 billion and $9.8 billion, respectively, of trading securities; $39.3 billion and $32.3 billion, respectively, of AFS securities; and $4.8 billion and $14.4 billion, respectively, of held-to-maturity (“HTM”) securities, issued by U.S. state and municipal governments. For further information, refer to Note 2 and Note 9.

(c)
All other includes: individuals (predominantly Wealth Management clients within AWM), SPEs, and private education and civic organizations, representing approximately 60%, 36%, and 4%, respectively, at June 30, 2018, and 59%, 37%, and 4%, respectively, at December 31, 2017.

(d)
Excludes cash placed with banks of $396.1 billion and $421.0 billion, at June 30, 2018, and December 31, 2017, respectively, which is predominantly placed with various central banks, primarily Federal Reserve Banks.

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
Real Estate exposure increased $2.7 billion to $142.1 billion during the six months ended June 30, 2018, while the investment-grade percentage of the portfolio remained relatively flat at 82%. For further information on Real Estate loans, refer to Note 11.

	June 30, 2018
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment-grade	% Drawn(c)
Multifamily(a)	$88,565	$28	$88,593	86%	88%
Other	53,417	106	53,523	74	66
Total Real Estate Exposure(b)	141,982	134	142,116	82	80

	December 31, 2017
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment- grade	% Drawn(c)
Multifamily(a)	$84,635	$34	$84,669	89%	92%
Other	54,620	120	54,740	74	66
Total Real Estate Exposure(b)	139,255	154	139,409	83	82

(a)	Multifamily exposure is largely in California.

(b)	Real Estate exposure is predominantly secured; unsecured exposure is largely investment-grade.

(c)	Represents drawn exposure as a percentage of credit exposure.
Loans
In the normal course of its wholesale business, the Firm provides loans to a variety of clients, ranging from large corporate and institutional clients to high-net-worth individuals. For a further discussion on loans, including information on credit quality indicators and sales of loans, refer to Note 11.
The following table presents the change in the nonaccrual loan portfolio for the six months ended June 30, 2018 and 2017.

Wholesale nonaccrual loan activity
Six months ended June 30, (in millions)	2018	2017
Beginning balance	$1,734	$2,063
Additions	505	747
Reductions:
Paydowns and other	394	666
Gross charge-offs	231	93
Returned to performing status	176	183
Sales	107	203
Total reductions	908	1,145
Net changes	(403)	(398)
Ending balance	$1,331	$1,665

The following table presents net charge-offs/recoveries, which are defined as gross charge-offs less recoveries, for the six months ended June 30, 2018 and 2017. The amounts in the table below do not include gains or losses from sales of nonaccrual loans.

Wholesale net charge-offs/(recoveries)
(in millions, except ratios)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Loans – reported
Average loans retained	$414,980	$392,257	$409,949	$387,339
Gross charge-offs	176	73	241	99
Gross recoveries	(30)	(16)	(76)	(69)
Net charge-offs/(recoveries)	146	57	165	30
Net charge-off/(recovery) rate	0.14%	0.06%	0.08%	0.02%

Lending-related commitments
The Firm uses lending-related financial instruments, such as commitments (including revolving credit facilities) and guarantees, to address the financing needs of its clients. The contractual amounts of these financial instruments represent the maximum possible credit risk should the clients draw down on these commitments or the Firm fulfills its obligations under these guarantees, and the clients subsequently fail to perform according to the terms of these contracts. Most of these commitments and guarantees are refinanced, extended, cancelled, or expire without being drawn upon or a default occurring. In the Firm’s view, the total contractual amount of these wholesale lending-related commitments is not representative of the Firm’s expected future credit exposure or funding requirements. For further information on wholesale lending-related commitments, refer to Note 20 .
Derivative contracts
Derivatives enable clients to manage exposures to fluctuations in interest rates, currencies and other markets. In the normal course of business, the Firm uses derivative instruments predominantly for market-making activities. The Firm also uses derivative instruments to manage its own credit and other market risk exposure. For a further discussion of derivative contracts, refer to Note 4.
The following table summarizes the net derivative receivables for the periods presented.

Derivative receivables
(in millions)	Derivative receivables
	June 30, 2018	December 31, 2017
Interest rate	$22,971	$24,673
Credit derivatives	624	869
Foreign exchange	16,763	16,151
Equity	10,176	7,882
Commodity	7,976	6,948
Total, net of cash collateral	58,510	56,523
Liquid securities and other cash collateral held against derivative receivables(a)	(16,103)	(16,108)
Total, net of collateral	$42,407	$40,415

(a)	Includes collateral related to derivative instruments where an appropriate legal opinion has not been either sought or obtained.

The fair value of derivative receivables reported on the Consolidated balance sheets were $58.5 billion and $56.5 billion at June 30, 2018, and December 31, 2017, respectively.
Derivative receivables represent the fair value of the derivative contracts after giving effect to legally enforceable master netting agreements and cash collateral held by the Firm. However, in management’s view, the appropriate measure of current credit risk should also take into consideration additional liquid securities (primarily U.S. government and agency securities and other group of seven nations (“G7”) government securities) and other cash collateral held by the Firm aggregating $16.1 billion at June 30, 2018, and December 31, 2017, that may be used as security when the fair value of the client’s exposure is in the Firm’s favor.
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
The derivative receivables fair value, net of all collateral, also does not include other credit enhancements, such as letters of credit. For additional information on the Firm’s use of collateral agreements, refer to Note 4.

The following table summarizes the ratings profile of the Firm’s derivative receivables, including credit derivatives, net of all collateral, at the dates indicated. The ratings scale is based on the Firm’s internal ratings, which generally correspond to the ratings as assigned by S&P and Moody’s.

Ratings profile of derivative receivables
	June 30, 2018		December 31, 2017
Rating equivalent (in millions, except ratios)	Exposure net of collateral	% of exposure net of collateral	Exposure net of collateral	% of exposure net of collateral
AAA/Aaa to AA-/Aa3	$11,133	26%	$11,529	29%
A+/A1 to A-/A3	7,796	18	6,919	17
BBB+/Baa1 to BBB-/Baa3	14,851	35	13,925	34
BB+/Ba1 to B-/B3	7,997	19	7,397	18
CCC+/Caa1 and below	630	2	645	2
Total	$42,407	100%	$40,415	100%

As previously noted, the Firm uses collateral agreements to mitigate counterparty credit risk. The percentage of the Firm’s over-the-counter derivatives transactions subject to collateral agreements — excluding foreign exchange spot trades, which are not typically covered by collateral agreements due to their short maturity, and centrally cleared trades that are settled daily — was approximately 90% at both June 30, 2018 and December 31, 2017.
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
(in millions)	June 30, 2018	December 31, 2017
Credit derivatives used to manage:
Loans and lending-related commitments	$1,297	$1,867
Derivative receivables	13,932	15,742
Credit derivatives used in credit portfolio management activities	$15,229	$17,609

(a)	Amounts are presented net, considering the Firm’s net protection purchased or sold with respect to each underlying reference entity or index.
For further information on credit derivatives and derivatives used in credit portfolio management activities, refer to Credit derivatives in Note 4 of this Form 10-Q, and Note 5 of JPMorgan Chase’s 2017 Annual Report.

ALLOWANCE FOR CREDIT LOSSES
The Firm’s allowance for credit losses covers the retained consumer and wholesale loan portfolios, as well as the Firm’s wholesale and certain consumer lending-related commitments.
For further information on the components of the allowance for credit losses and related management judgments, refer to Critical Accounting Estimates Used by the Firm on pages 77–79 and Note 12 of this Form 10-Q, and Critical Accounting Estimates Used by the Firm on pages 138–140 and Note 13 of JPMorgan Chase’s 2017 Annual Report.
At least quarterly, the allowance for credit losses is reviewed by the CRO, the CFO and the Controller of the Firm. As of June 30, 2018, JPMorgan Chase deemed the allowance for credit losses to be appropriate and sufficient to absorb probable credit losses inherent in the portfolio.

The wholesale allowance for credit losses decreased from December 31, 2017, primarily as a result of a reduction in the allowance for the Oil & Gas portfolio driven by a single name.
The consumer allowance for credit losses was relatively flat compared with December 31, 2017.
For additional information on the wholesale and consumer credit portfolios, refer to Wholesale Credit Portfolio on pages 60–66, and Consumer Credit Portfolio on pages 55–59 and Note 11.

Summary of changes in the allowance for credit losses
	2018				2017
Six months ended June 30,	Consumer, excluding credit card	Credit card	Wholesale	Total	Consumer, excluding credit card	Credit card	Wholesale	Total
(in millions, except ratios)
Allowance for loan losses
Beginning balance at January 1,	$4,579	$4,884	$4,141	$13,604	$5,198	$4,034	$4,544	$13,776
Gross charge-offs	539	2,578	241	3,358	1,105	2,223	99	3,427
Gross recoveries	(451)	(244)	(76)	(771)	(307)	(193)	(69)	(569)
Net charge-offs(a)	88	2,334	165	2,587	798	2,030	30	2,858
Write-offs of PCI loans(b)	93	—	—	93	46	—	—	46
Provision for loan losses	90	2,334	(98)	2,326	448	2,380	(337)	2,491
Other	—	—	—	—	(2)	—	2	—
Ending balance at June 30,	$4,488	$4,884	$3,878	$13,250	$4,800	$4,384	$4,179	$13,363
Impairment methodology
Asset-specific(c)	$226	$402	$318	$946	$296	$370	$345	$1,011
Formula-based	2,130	4,482	3,560	10,172	2,239	4,014	3,834	10,087
PCI	2,132	—	—	2,132	2,265	—	—	2,265
Total allowance for loan losses	$4,488	$4,884	$3,878	$13,250	$4,800	$4,384	$4,179	$13,363
Allowance for lending-related commitments
Beginning balance at January 1,	$33	$—	$1,035	$1,068	$26	$—	$1,052	$1,078
Provision for lending-related commitments	—	—	49	49	6	—	33	39
Other	—	—	—	—	—	—	—	—
Ending balance at June 30,	$33	$—	$1,084	$1,117	$32	$—	$1,085	$1,117
Impairment methodology
Asset-specific	$—	$—	$139	$139	$—	$—	$211	$211
Formula-based	33	—	945	978	32	—	874	906
Total allowance for lending-related commitments(d)	$33	$—	$1,084	$1,117	$32	$—	$1,085	$1,117
Total allowance for credit losses	$4,521	$4,884	$4,962	$14,367	$4,832	$4,384	$5,264	$14,480
Memo:
Retained loans, end of period	$374,587	$145,221	$420,632	$940,440	$365,115	$140,035	$394,426	$899,576
Retained loans, average	373,562	142,757	409,949	926,268	364,316	137,574	387,339	889,229
PCI loans, end of period	26,977	—	3	26,980	33,064	—	3	33,067
Credit ratios
Allowance for loan losses to retained loans	1.20%	3.36%	0.92%	1.41%	1.31%	3.13%	1.06%	1.49%
Allowance for loan losses to retained nonaccrual loans(e)	113	NM	335	258	114	NM	256	229
Allowance for loan losses to retained nonaccrual loans excluding credit card	113	NM	335	163	114	NM	256	154
Net charge-off rates(a)	0.05	3.30	0.08	0.56	0.44	2.98	0.02	0.65
Credit ratios, excluding residential real estate PCI loans
Allowance for loan losses to retained loans	0.68	3.36	0.92	1.22	0.76	3.13	1.06	1.28
Allowance for loan losses to retained nonaccrual loans(e)	59	NM	335	217	60	NM	256	190
Allowance for loan losses to retained nonaccrual loans excluding credit card	59	NM	335	121	60	NM	256	115
Net charge-off rates(a)	0.05%	3.30%	0.08%	0.58%	0.49%	2.98%	0.02%	0.67%
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

(d)	The allowance for lending-related commitments is reported in accounts payable and other liabilities on the Consolidated balance sheets.

(e)	The Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.

Provision for credit losses
The following table presents the components of the Firm’s provision for credit losses:

	Three months ended June 30,						Six months ended June 30,
	Provision for loan losses		Provision for lending-related commitments		Total provision for credit losses		Provision for loan losses		Provision for lending-related commitments		Total provision for credit losses
(in millions)	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Consumer, excluding credit card	$(56)	$6	$—	$6	$(56)	$12	$90	$448	$—	$6	$90	$454
Credit card	1,164	1,387	—	—	1,164	1,387	2,334	2,380	—	—	2,334	2,380
Total consumer	1,108	1,393	—	6	1,108	1,399	2,424	2,828	—	6	2,424	2,834
Wholesale	91	(218)	11	34	102	(184)	(98)	(337)	49	33	(49)	(304)
Total	$1,199	$1,175	$11	$40	$1,210	$1,215	$2,326	$2,491	$49	$39	$2,375	$2,530
Quarterly discussion
The provision for credit losses was flat as a result of:

•	a decrease in the consumer provision predominantly reflecting

–	no addition to the allowance for credit losses in CCB in the current quarter, compared with a net addition in the prior year primarily in the credit card portfolio

–
lower net charge-offs, primarily in the residential real estate portfolio, which includes a recovery from a loan sale, and reflects the continued improvement in home prices and delinquencies, predominantly offset by an increase in net charge-offs in the credit card portfolio due to seasoning of newer vintages, in line with expectations the decrease in the consumer provision was offset by

•	an increase in the wholesale provision reflecting

–
a net expense in the current period as a result of net portfolio activity, including new exposures and loan sales, compared with a net benefit in the prior year driven by a reduction in the allowance for credit losses in the Oil & Gas, Natural Gas Pipelines, and Metals and Mining portfolios.

Year-to-date discussion
The provision for credit losses decreased as a result of:

•	a lower consumer provision predominantly reflecting

–	no addition to the allowance for credit losses in CCB in the current year, compared with a net addition in the prior year primarily in the credit card portfolio partially offset by

–
higher net charge-offs in the credit card portfolio due to seasoning of newer vintages, in line with expectations. These were largely offset by lower net charge-offs in the residential real estate portfolio, which includes a recovery from a loan sale and reflects the continued improvement in home prices and delinquencies

–	the prior year included a $218 million write-down recorded in connection with the sale of the student loan portfolio the decrease in the consumer provision was partially offset by

•	a lower net benefit in the wholesale provision reflecting

–
a net benefit in the current period, primarily driven by a single name in the Oil & Gas portfolio, partially offset by other net portfolio activity, compared with a net benefit in the prior year, driven by a reduction in the allowance for credit losses in the Oil & Gas, Natural Gas Pipelines, and Metals and Mining portfolios.

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
Investment securities risk
Investment securities risk includes the exposure associated with a default in the payment of principal and interest. This risk is minimized given that Treasury and CIO generally invest in high-quality securities. At June 30, 2018, the investment securities portfolio was $231.4 billion, and the average credit rating of the securities comprising the portfolio was AA+ (based upon external ratings where available and where not available, based primarily upon internal ratings that correspond to ratings as defined by S&P and Moody’s). For further information on the investment securities portfolio, refer to Corporate segment results on pages 39–40 and Note 9. For further information on the market risk inherent in the portfolio, refer to Market Risk Management on pages 71–75. For further information on related liquidity risk, refer to Liquidity Risk on pages 48–52.

Principal investment risk
Principal investments are typically private non-traded financial instruments representing ownership or other forms of junior capital. Principal investments cover multiple asset classes and are made either in stand-alone investing businesses or as part of a broader business platform. Increasingly, new principal investments are made to enhance or accelerate LOB strategic business initiatives. The Firm’s principal investments are managed by the various LOBs and are reflected within the respective LOB financial results. Effective January 1, 2018, the Firm adopted new accounting guidance related to the recognition and measurement of financial assets, which requires fair value adjustments upon observable price changes to certain equity investments previously held at cost in the principal investment portfolios. For additional information, refer to Note 2.
As of June 30, 2018 and December 31, 2017, the aggregate carrying values of the principal investment portfolios were $19.9 billion and $19.5 billion, respectively, which included tax-oriented investments (e.g., affordable housing and alternative energy investments) of $13.6 billion and $14.0 billion, respectively, and private equity, various debt and equity instruments, and real assets of $6.3 billion and $5.5 billion, respectively.
For a discussion of the Firm’s Investment Portfolio Risk Management governance and oversight, refer to page 120 of JPMorgan Chase’s 2017 Annual Report.

MARKET RISK MANAGEMENT
Market risk is the risk associated with the effect of changes in market factors such as interest and foreign exchange rates, equity and commodity prices, credit spreads or implied volatilities, on the value of assets and liabilities held for both the short and long term. For a discussion of the Firm’s Market Risk Management organization, tools used to measure risk, risk monitoring and control and risk identification and classification, refer to Market Risk Management on pages 121-128 of JPMorgan Chase’s 2017 Annual Report.
Value-at-risk
JPMorgan Chase utilizes value-at-risk (“VaR”), a statistical risk measure, to estimate the potential loss from adverse market moves in a normal market environment. The Firm has a single VaR framework used as a basis for calculating Risk Management VaR and Regulatory VaR.
As VaR is based on historical data, it is an imperfect measure of market risk exposure and potential future losses. In addition, based on their reliance on available historical data, limited time horizons, and other factors, VaR measures are inherently limited in their ability to measure certain risks and to predict losses, particularly those associated with market illiquidity and sudden or severe shifts in market conditions.
For certain products, specific risk parameters are not captured in VaR due to the lack of inherent liquidity and availability of appropriate historical data. The Firm uses proxies to estimate the VaR for these and other products when daily time series are not available. It is likely that using an actual price-based time series for these products, if available, would affect the VaR results presented. The Firm therefore considers other measures such as stress testing and nonstatistical measures, in addition to VaR, to capture and manage its market risk positions. For further information, refer to Other risk measures on pages 126-128 of JPMorgan Chase’s 2017 Annual Report.

The Firm’s VaR model calculations are periodically evaluated and enhanced in response to changes in the composition of the Firm’s portfolios, changes in market conditions, improvements in the Firm’s modeling techniques and measurements, and other factors. Such changes may affect historical comparisons of VaR results. For information regarding model reviews and approvals, refer to Estimations and Model Risk Management on page 137 of JPMorgan Chase’s 2017 Annual Report.
The Firm’s Risk Management VaR is calculated assuming a one-day holding period and an expected tail-loss methodology which approximates a 95% confidence level. For risk management purposes, the Firm believes this methodology provides a stable measure of VaR that closely aligns to the day-to-day risk management decisions made by the lines of business, and provides the necessary and appropriate information to respond to risk events on a daily basis. The Firm calculates separately a daily aggregated VaR in accordance with regulatory rules (“Regulatory VaR”), which is used to derive the Firm’s regulatory VaR-based capital requirements under Basel III. For further information regarding the key differences between Risk Management VaR and Regulatory VaR, refer to page 123 of JPMorgan Chase’s 2017 Annual Report. For additional information on Regulatory VaR and the other components of market risk regulatory capital for the Firm (e.g., VaR-based measure, stressed VaR-based measure and the respective backtesting), refer to JPMorgan Chase’s Basel III Pillar 3 Regulatory Capital Disclosures reports, which are available on the Firm’s website at:
(http://investor.shareholder.com/jpmorganchase/basel.cfm).

The table below shows the results of the Firm’s Risk Management VaR measure using a 95% confidence level.

Total VaR
	Three months ended
	June 30, 2018						March 31, 2018						June 30, 2017
(in millions)	Avg.		Min		Max		Avg.		Min		Max		Avg.		Min		Max
CIB trading VaR by risk type
Fixed income	$31		$26		$36		$34		$30		$39		$28		$25		$31
Foreign exchange	6		4		10		9		6		15		8		5		12
Equities	15		13		18		17		15		22		12		9		16
Commodities and other	7		5		9		5		4		6		8		6		10
Diversification benefit to CIB trading VaR	(27)	(a)	NM	(b)	NM	(b)	(25)	(a)	NM	(b)	NM	(b)	(30)	(a)	NM	(b)	NM	(b)
CIB trading VaR	32		26	(b)	42	(b)	40		35	(b)	49	(b)	26		20	(b)	31	(b)
Credit portfolio VaR	4		3		4		3		3		4		9		6		10
Diversification benefit to CIB VaR	(3)	(a)	NM	(b)	NM	(b)	(3)	(a)	NM	(b)	NM	(b)	(8)	(a)	NM	(b)	NM	(b)
CIB VaR	33		26	(b)	42	(b)	40		35	(b)	51	(b)	27		22	(b)	32	(b)

CCB VaR	1		1		3		1		1		2		2		2		3
Corporate VaR	12		10		13		12		10		14		3		2		3
Diversification benefit to other VaR	(1)	(a)	NM	(b)	NM	(b)	(1)	(a)	NM	(b)	NM	(b)	(2)	(a)	NM	(b)	NM	(b)
Other VaR	12		10	(b)	14	(b)	12		10	(b)	14	(b)	3		3	(b)	4	(b)
Diversification benefit to CIB and other VaR	(10)	(a)	NM	(b)	NM	(b)	(9)	(a)	NM	(b)	NM	(b)	(3)	(a)	NM	(b)	NM	(b)
Total VaR	$35		$28	(b)	$44	(b)	$43		$37	(b)	$53	(b)	$27		$22	(b)	$33	(b)

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

Quarter over Quarter results
Average total VaR decreased by $8 million for the three months ended June 30, 2018 as compared with the prior quarter. The decrease reflects changes in the exposure profile for Equities and Fixed income risk types.

Year over Year results
Average total VaR increased by $8 million for the three months ended June 30, 2018, compared with the same period in the prior year. The increase in average total VaR is primarily due to the inclusion of a Corporate private equity position that became publicly traded in the fourth quarter of 2017 and certain investments in CIB VaR.
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
The following chart compares actual daily market risk-related gains and losses with the Firm’s Risk Management VaR for the six months ended June 30, 2018. As the chart presents market risk-related gains and losses related to those positions included in the Firm’s Risk Management VaR, the results in the table below differ from the results of back-testing disclosed in the Market Risk section of the Firm’s Basel III Pillar 3 Regulatory Capital Disclosures reports, which are based on Regulatory VaR applied to covered positions. The chart shows that for the six months ended June 30, 2018, the Firm observed five VaR back-testing exceptions and posted market risk-related gains on 75 of the 129 days. The Firm observed one VaR back-testing exception and posted market risk-related gains on 35 of the 65 days for the three months ended June 30, 2018.
Daily Market Risk-Related Gains and Losses
vs. Risk Management VaR (1-day, 95% Confidence level)
Six months ended June 30, 2018

Market Risk-Related Gains and Losses

Risk Management VaR

January	February	March	April	May	June

Earnings-at-risk
The VaR and sensitivity measures illustrate the economic sensitivity of the Firm’s Consolidated balance sheets to changes in market variables. The effect of interest rate exposure on the Firm’s reported net income is also important as interest rate risk represents one of the Firm’s significant market risks. Interest rate risk arises not only from trading activities but also from the Firm’s traditional banking activities, which include extension of loans and credit facilities, taking deposits and issuing debt. The Firm evaluates its structural interest rate risk exposure through earnings-at-risk, which measures the extent to which changes in interest rates will affect the Firm’s net interest income and interest rate-sensitive fees. For a summary by line of business, identifying positions included in earnings-at-risk, refer to the table on page 122 of JPMorgan Chase’s 2017 Annual Report.
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

The Firm’s U.S. dollar sensitivities are presented in the table below.

JPMorgan Chase’s 12-month earnings-at-risk sensitivity profiles
U.S. dollar	Instantaneous change in rates
(in billions)	+200 bps	+100 bps	-100 bps	-200 bps
June 30, 2018	$1.9	$1.0	$(2.1)	NM	(a)
December 31, 2017	$2.4	$1.7	$(3.6)	NM	(a)

(a)	Given the level of market interest rates, these downward parallel earnings-at-risk scenarios are not considered to be meaningful.
The Firm’s sensitivity to rates is largely a result of assets re-pricing at a faster pace than deposits.
The Firm’s net U.S. dollar sensitivities to 200 and 100 basis points instantaneous rate increases each decreased by approximately $500 million and $700 million, respectively, while the Firm’s net U.S. dollar sensitivity to 100 basis points instantaneous decrease in rates decreased by $1.5 billion when compared to December 31, 2017. The primary driver of these decreases was the updating of the Firm’s baseline to reflect higher interest rates. As higher interest rates are reflected in the Firm’s baselines, sensitivities to changes in rates are expected to be less significant.
The non-U.S. dollar sensitivities for an instantaneous increase in rates by 200 and 100 basis points results in a 12-month benefit to net interest income of approximately $900 million and $500 million, respectively, at June 30, 2018 and $800 million and $500 million, respectively, at December 31, 2017. The non-U.S. dollar sensitivities for an instantaneous decrease in rates by 200 and 100 basis points are not material to the Firm’s earnings-at-risk at June 30, 2018 and December 31, 2017.
Separately, another U.S. dollar interest rate scenario used by the Firm — involving a steeper yield curve with long-term rates rising by 100 basis points and short-term rates staying at current levels — results in a 12-month benefit to net interest income of approximately $500 million and $700 million at June 30, 2018 and December 31, 2017, respectively. The increase in net interest income under this scenario reflects the Firm reinvesting at the higher long-term rates, with funding costs remaining unchanged. The results of the comparable non-U.S. dollar scenarios are not material to the Firm at June 30, 2018 and December 31, 2017.

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
The table below represents the potential impact to net revenue or OCI for market risk-sensitive instruments that are not included in VaR or earnings-at-risk. Where appropriate, instruments used for hedging purposes are reported along with the positions being hedged. The sensitivities disclosed in the table below may not be representative of the actual gain or loss that would have been realized at June 30, 2018 and December 31, 2017, as the movement in market parameters across maturities may vary and are not intended to imply management’s expectation of future deterioration in these sensitivities.

Gain/(loss) (in millions)			June 30, 2018	December 31, 2017
Activity	Description	Sensitivity measure

Investment activities
Investment management activities	Consists of seed capital and related hedges; and fund co-investments	10% decline in market value	$(135)	$(110)
Other investments	Consists of private equity and other investments held at fair value	10% decline in market value	(266)	(338)

Funding activities
Non-USD LTD cross-currency basis	Represents the basis risk on derivatives used to hedge the foreign exchange risk on the non-USD LTD(a)	1 basis point parallel tightening of cross currency basis	(9)	(10)
Non-USD LTD hedges foreign currency (“FX”) exposure	Primarily represents the foreign exchange revaluation on the fair value of the derivative hedges(a)	10% depreciation of currency	16	(13)
Derivatives – funding spread risk	Impact of changes in the spread related to derivatives FVA	1 basis point parallel increase in spread	(4)	(6)
Fair value option elected liabilities – funding spread risk	Impact of changes in the spread related to fair value option elected liabilities DVA(a)	1 basis point parallel increase in spread	29	22
Fair value option elected liabilities – interest rate sensitivity	Interest rate sensitivity on fair value option liabilities resulting from a change in the Firm’s own credit spread(a)	1 basis point parallel increase in spread	1	(1)

(a)	Impact recognized through OCI.

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
For a further discussion of the Firm’s Country Risk Management organization; identification and measurement; stress testing; monitoring and control; and reporting, refer to pages 129–130 of JPMorgan Chase’s 2017 Annual Report.

The following table presents the Firm’s top 20 exposures by country (excluding the U.S.) as of June 30, 2018. The selection of countries represents the Firm’s largest total exposures by country, based on the Firm’s internal country risk management approach, and does not represent the Firm’s view of any actual or potentially adverse credit conditions. Country exposures may fluctuate from period to period due to client activity and market flows.

Top 20 country exposures (excluding the U.S.)(a)
	June 30, 2018
(in billions)	Lending and deposits(b)	Trading and investing(c)(d)	Other(e)	Total exposure
Germany	$50.7	$9.7	$0.2	$60.6
United Kingdom	25.2	8.5	17.4	51.1
Japan	27.6	8.9	0.4	36.9
China	9.4	7.4	1.9	18.7
France	11.6	5.0	0.5	17.1
Canada	13.4	3.0	0.1	16.5
Switzerland	11.1	0.6	3.4	15.1
India	5.9	5.1	1.4	12.4
Australia	6.0	5.7	—	11.7
Luxembourg	8.8	0.4	—	9.2
Brazil	5.2	3.9	—	9.1
Netherlands	6.3	1.5	1.2	9.0
Italy	2.6	4.1	0.2	6.9
South Korea	3.9	2.7	0.2	6.8
Hong Kong	3.1	1.2	1.7	6.0
Singapore	3.3	1.3	1.4	6.0
Spain	4.5	0.8	0.1	5.4
Mexico	3.8	1.1	—	4.9
Saudi Arabia	3.9	0.8	—	4.7
Ireland	2.3	0.4	1.1	3.8

(a)	Country exposures above reflect 87% of total firmwide non-U.S. exposure.

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
The allowance for credit losses includes a formula-based component, an asset-specific component, and a component related to PCI loans. The determination of each of these components involves significant judgment on a number of matters. For further information on these components, areas of judgment and methodologies used in establishing the Firm’s allowance for credit losses, refer to pages 117–119, page 138 and Note 13 of JPMorgan Chase’s 2017 Annual Report; and refer to Allowance for credit losses on pages 67–69 and Note 12 of this Form 10-Q.
As noted in the discussion on page 138 of JPMorgan Chase’s 2017 Annual Report, the Firm’s allowance for credit losses is sensitive to numerous factors, which may differ depending on the portfolio. Changes in economic conditions or in the Firm’s assumptions and estimates could affect its estimate of probable credit losses inherent in the portfolio at the balance sheet date. The Firm uses its best judgment to assess these economic conditions and loss data in estimating the allowance for credit losses and these estimates are subject to periodic refinement based on changes to underlying external or Firm-specific historical data. Refer to Note 12 of this Form 10-Q for further discussion.
To illustrate the potential magnitude of certain alternate judgments, the Firm estimates that changes in the following inputs would have the following effects on the Firm’s modeled credit loss estimates as of June 30, 2018, without consideration of any offsetting or correlated effects of other inputs in the Firm’s allowance for loan losses:

•	A combined 5% decline in housing prices and a 100 basis point increase in unemployment rates from current levels could imply:

◦	an increase to modeled credit loss estimates of approximately $525 million for PCI loans.

◦	an increase to modeled annual credit loss estimates of approximately $75 million for residential real estate loans, excluding PCI loans.

•	For credit card loans, a 100 basis point increase in unemployment rates from current levels could imply an increase to modeled annual credit loss estimates of approximately $775 million.

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
The following table includes the Firm’s assets measured at fair value and the portion of such assets that are classified within level 3 of the valuation hierarchy. For further information, refer to Note 2.

June 30, 2018 (in millions, except ratios)	Total assets at fair value	Total level 3 assets
Trading–debt and equity instruments	$360.2	$4.5
Derivative receivables(a)	58.5	7.0
Trading assets	418.7	11.5
AFS securities	202.0	0.1
Loans	3.1	0.2
MSRs	6.2	6.2
Other	30.1	1.3
Total assets measured at fair value on a recurring basis	$660.1	$19.3
Total assets measured at fair value on a nonrecurring basis	1.6	1.0
Total assets measured at fair value	$661.7	$20.3
Total Firm assets	$2,590.1
Level 3 assets as a percentage of total Firm assets(a)		0.8%
Level 3 assets as a percentage of total Firm assets at fair value(a)		3.1%

(a)
For purposes of the table above, the derivative receivables total reflects the impact of netting adjustments; however, the $7.0 billion of derivative receivables classified as level 3 does not reflect the netting adjustment as such netting is not relevant to a presentation based on the transparency of inputs to the valuation of an asset. The level 3 balances would be reduced if netting were applied, including the netting benefit associated with cash collateral.

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
In arriving at an estimate of fair value for an instrument within level 3, management must first determine the appropriate valuation technique to use. Second, the lack of observability of certain significant inputs requires management to assess all relevant empirical data in deriving valuation inputs including, for example, transaction details, yield curves, interest rates, prepayment rates, default rates, volatilities, correlations, equity or debt prices, valuations of comparable instruments, foreign exchange rates and credit curves. For a further discussion of the valuation of level 3 instruments, including unobservable inputs used, refer to Note 2.

For instruments classified in levels 2 and 3, management judgment must be applied to assess the appropriate level of valuation adjustments to reflect counterparty credit quality, the Firm’s creditworthiness, market funding rates, liquidity considerations, unobservable parameters, and for portfolios that meet specified criteria, the size of the net open risk position. The judgments made are typically affected by the type of product and its specific contractual terms, and the level of liquidity for the product or within the market as a whole. For a further discussion of valuation adjustments applied by the Firm refer to Note 2.
Imprecision in estimating unobservable market inputs or other factors can affect the amount of gain or loss recorded for a particular position. Furthermore, while the Firm believes its valuation methods are appropriate and consistent with those of other market participants, the methods and assumptions used reflect management judgment and may vary across the Firm’s businesses and portfolios.
The Firm uses various methodologies and assumptions in the determination of fair value. The use of methodologies or assumptions different than those used by the Firm could result in a different estimate of fair value at the reporting date. For a detailed discussion of the Firm’s valuation process and hierarchy, and its determination of fair value for individual financial instruments, refer to Note 2.
Goodwill impairment
Management applies significant judgment when testing goodwill for impairment. The goodwill associated with each business combination is allocated to the related reporting units for goodwill impairment testing. For a description of the significant valuation judgments associated with goodwill impairment, refer to Goodwill impairment on pages 139–140 of JPMorgan Chase’s 2017 Annual Report.
For the three months ended June 30, 2018, the Firm reviewed current economic conditions, business performance, the current estimated market cost of equity, and prior projections of business performance for all its businesses. Based upon such reviews, the Firm concluded that the goodwill allocated to its reporting units was not impaired as of June 30, 2018.
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
For additional information on goodwill, refer to Note 14.

Credit card rewards liability
JPMorgan Chase offers credit cards with various rewards programs which allow cardholders to earn rewards points based on their account activity and the terms and conditions of the rewards program. Generally, there are no limits on the points that an eligible cardholder can earn, nor do the points expire, and the points can be redeemed for a variety of rewards, including cash (predominantly in the form of account credits), gift cards and travel. The Firm maintains a rewards liability which represents the estimated cost of rewards points earned and expected to be redeemed by cardholders. The rewards liability is sensitive to various assumptions, including cost per point and redemption rates for each of the various rewards programs, which are evaluated periodically. The liability is accrued as the cardholder earns the benefit and is reduced when the cardholder redeems points. This liability was $5.5 billion and $4.9 billion at June 30, 2018 and December 31, 2017, respectively, and is recorded in accounts payable and other liabilities on the Consolidated balance sheets.
Income taxes
For a description of the significant assumptions, judgments and interpretations associated with the accounting for income taxes, refer to Note 1, and Income taxes on page 140 of JPMorgan Chase’s 2017 Annual Report.
Litigation reserves
For a description of the significant estimates and judgments associated with establishing litigation reserves, refer to Note 22 of this Form 10-Q, and Note 29 of JPMorgan Chase’s 2017 Annual Report.

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

• Adopted January 1, 2018. • For further information, refer to Note 1.
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

• Adopted January 1, 2018. • For further information, refer to Note 1.
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

• Adopted January 1, 2018 • For further information, refer to Note 1.

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

 • Adopted January 1, 2018.
 • The adoption of the guidance had no impact because it is being applied prospectively. Subsequent to adoption, fewer transactions will be treated as acquisitions or dispositions of a business.

Presentation of net periodic pension cost and net periodic postretirement benefit cost Issued March 2017
 • Requires the service cost component of net periodic pension and postretirement benefit cost to be reported separately in the Consolidated statements of income from the other components (e.g., expected return on assets, interest costs, amortization of gains/losses and prior service costs).
• Adopted January 1, 2018. • For further information, refer to Note 1.
Premium amortization on purchased callable debt securities Issued March 2017
 • Requires amortization of premiums to the earliest call date on debt securities with call features that are explicit, noncontingent and callable at fixed prices and on preset dates.
 • Does not impact debt securities held at a discount; the discount continues to be amortized to the contractual maturity date.
• Adopted January 1, 2018. • For further information, refer to Note 1.
Hedge accounting Issued August 2017
 • Aligns the accounting with the economics of the risk management activities.
 • Expands the ability for certain hedges of interest rate risk to qualify for hedge accounting.
 • Allows recognition of ineffectiveness in cash flow hedges and net investment hedges in OCI.
 • Permits an election at adoption to transfer certain investment securities classified as held-to-maturity to available-for-sale.
 • Simplifies hedge documentation requirements.
• Adopted January 1, 2018. • For further information, refer to Note 1.
Reclassification of certain tax effects from AOCI Issued February 2018	• Permits reclassification of the income tax effects of the TCJA on items within AOCI to retained earnings so that the tax effects of items within AOCI reflect the appropriate tax rate.	• Adopted January 1, 2018. • For further information, refer to Note 1.

FASB Standards Issued but not yet Adopted

Standard	Summary of guidance	Effects on financial statements

Leases Issued February 2016
 • Requires lessees to recognize all leases longer than twelve months on the Consolidated balance sheets as a lease liability with a corresponding right-of-use asset.
 • Requires lessees and lessors to classify most leases using principles similar to existing lease accounting, but eliminates the “bright line” classification tests.
 • Permits the Firm to generally account for its existing leases consistent with current guidance, except for the incremental balance sheet recognition.
 • Expands qualitative and quantitative leasing disclosures.
 • May be adopted using a modified cumulative effect approach wherein the guidance is applied only to existing contracts as of the date of initial application, and to new contracts transacted after that date, or a cumulative-effect adjustment to retained earnings at the effective date.

 • Required effective date: January 1, 2019.(a)
 • The Firm is in the process of its implementation which includes evaluating its leasing activities and certain contracts for embedded leases, implementing a new lease accounting software solution for its real estate leases, and updating processes and internal controls for its leasing activities. As a lessee, the Firm is developing its estimate of the right-of-use asset and lease liability, which is based on the present value of lease payments. The Firm expects to recognize a lease liability and a corresponding right-of-use asset (at their present value) related to predominantly all of the $10 billion of future minimum payments required under operating leases as disclosed in Note 28 of JPMorgan Chase’s 2017 Annual Report. However, the population of contracts subject to balance sheet recognition and their initial measurement remains under evaluation; final financial statement impacts will depend on the lease portfolio at the time of adoption. The Firm does not expect material changes to the recognition of operating lease expense in its Consolidated statements of income.
 • The Firm plans to adopt the new lease guidance on January 1, 2019 and elect the available practical expedients, which will not require it to reassess whether an existing contract contains a lease or whether classification or unamortized initial lease costs would be different under the new lease guidance.

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
 • Amends existing impairment guidance for AFS securities to incorporate an allowance, which will allow for reversals of credit impairments in the event that the credit of an issuer improves.
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

 • Required effective date: January 1, 2020.(a)
 • Based on current impairment test results, the Firm does not expect a material effect on the Consolidated Financial Statements. However, the impact of the new accounting guidance will depend on the performance of the reporting units and the market conditions at the time of adoption.
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

JPMorgan Chase & Co.
Consolidated statements of income (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2018	2017	2018	2017
Revenue
Investment banking fees	$2,168	$1,846	$3,904	$3,726
Principal transactions	3,782	3,137	7,734	6,719
Lending- and deposit-related fees	1,495	1,482	2,972	2,930
Asset management, administration and commissions	4,304	4,047	8,613	7,924
Investment securities losses	(80)	(34)	(325)	(37)
Mortgage fees and related income	324	404	789	810
Card income	1,020	1,167	2,295	2,081
Other income	1,255	1,474	2,881	2,245
Noninterest revenue	14,268	13,523	28,863	26,398
Interest income	18,869	15,650	36,564	30,692
Interest expense	5,384	3,442	9,767	6,420
Net interest income	13,485	12,208	26,797	24,272
Total net revenue	27,753	25,731	55,660	50,670

Provision for credit losses	1,210	1,215	2,375	2,530

Noninterest expense
Compensation expense	8,338	7,757	17,200	16,013
Occupancy expense	981	912	1,869	1,873
Technology, communications and equipment expense	2,168	1,871	4,222	3,705
Professional and outside services	2,126	1,899	4,247	3,691
Marketing	798	756	1,598	1,469
Other expense	1,560	1,572	2,915	3,299
Total noninterest expense	15,971	14,767	32,051	30,050
Income before income tax expense	10,572	9,749	21,234	18,090
Income tax expense	2,256	2,720	4,206	4,613
Net income	$8,316	$7,029	$17,028	$13,477
Net income applicable to common stockholders	$7,880	$6,555	$16,119	$12,531
Net income per common share data
Basic earnings per share	$2.31	$1.83	$4.69	$3.49
Diluted earnings per share	2.29	1.82	4.66	3.47

Weighted-average basic shares	3,415.2	3,574.1	3,436.7	3,587.9
Weighted-average diluted shares	3,434.7	3,599.0	3,457.1	3,614.7
Cash dividends declared per common share	$0.56	$0.50	$1.12	$1.00
Effective January 1, 2018, the Firm adopted several new accounting standards. Certain of the new accounting standards were applied retrospectively and, accordingly, prior period amounts were revised. For additional information, refer to Note 1.
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of comprehensive income (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Net income	$8,316	$7,029	$17,028	$13,477
Other comprehensive income/(loss), after–tax
Unrealized gains/(losses) on investment securities	(227)	457	(1,461)	695
Translation adjustments, net of hedges	88	—	115	7
Fair value hedges	(68)	NA	(108)	NA
Cash flow hedges	(166)	53	(239)	144
Defined benefit pension and OPEB plans	38	19	59	4
DVA on fair value option elected liabilities	260	2	527	(67)
Total other comprehensive income/(loss), after–tax	(75)	531	(1,107)	783
Comprehensive income	$8,241	$7,560	$15,921	$14,260
Effective January 1, 2018, the Firm adopted several new accounting standards. For additional information, refer to Note 1.
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated balance sheets (unaudited)

(in millions, except share data)	Jun 30, 2018	Dec 31, 2017
Assets
Cash and due from banks	$23,680	$25,898
Deposits with banks	381,500	405,406
Federal funds sold and securities purchased under resale agreements (included $12,793 and $14,732 at fair value)	226,505	198,422
Securities borrowed (included $4,052 and $3,049 at fair value)	108,246	105,112
Trading assets (included assets pledged of $121,495 and $109,887)	418,799	381,844
Investment securities (included $202,009 and $202,225 at fair value and assets pledged of $13,307 and $17,969)	233,015	249,958
Loans (included $3,076 and $2,508 at fair value)	948,414	930,697
Allowance for loan losses	(13,250)	(13,604)
Loans, net of allowance for loan losses	935,164	917,093
Accrued interest and accounts receivable	75,669	67,729
Premises and equipment	14,132	14,159
Goodwill, MSRs and other intangible assets	54,535	54,392
Other assets (included $13,869 and $16,128 at fair value and assets pledged of $5,559 and $7,980)	118,805	113,587
Total assets(a)	$2,590,050	$2,533,600
Liabilities
Deposits (included $19,696 and $21,321 at fair value)	$1,452,122	$1,443,982
Federal funds purchased and securities loaned or sold under repurchase agreements (included $866 and $697 at fair value)	175,293	158,916
Short-term borrowings (included $8,730 and $9,191 at fair value)	63,918	51,802
Trading liabilities	149,838	123,663
Accounts payable and other liabilities (included $6,633 and $9,208 at fair value)	196,984	189,383
Beneficial interests issued by consolidated VIEs (included $1 and $45 at fair value)	21,323	26,081
Long-term debt (included $50,096 and $47,519 at fair value)	273,114	284,080
Total liabilities(a)	2,332,592	2,277,907
Commitments and contingencies (refer to Notes 20, 21 and 22)
Stockholders’ equity
Preferred stock ($1 par value; authorized 200,000,000 shares; issued 2,606,750 shares)	26,068	26,068
Common stock ($1 par value; authorized 9,000,000,000 shares; issued 4,104,933,895 shares)	4,105	4,105
Additional paid-in capital	89,392	90,579
Retained earnings	189,881	177,676
Accumulated other comprehensive loss	(1,138)	(119)
Shares held in restricted stock units (“RSU”) Trust, at cost (472,953 shares)	(21)	(21)
Treasury stock, at cost (744,049,788 and 679,635,064 shares)	(50,829)	(42,595)
Total stockholders’ equity	257,458	255,693
Total liabilities and stockholders’ equity	$2,590,050	$2,533,600
Effective January 1, 2018, the Firm adopted several new accounting standards. Certain of the new accounting standards were applied retrospectively and, accordingly, prior period amounts were revised. For additional information, refer to Note 1.

(a)
The following table presents information on assets and liabilities related to VIEs that are consolidated by the Firm at June 30, 2018, and December 31, 2017. The assets of the consolidated VIEs are used to settle the liabilities of those entities. The holders of the beneficial interests generally do not have recourse to the general credit of JPMorgan Chase. The assets and liabilities in the table below include third-party assets and liabilities of consolidated VIEs and exclude intercompany balances that eliminate in consolidation. For a further discussion, refer to Note 13.

(in millions)	Jun 30, 2018	Dec 31, 2017
Assets
Trading assets	$1,514	$1,449
Loans	58,404	68,995
All other assets	2,412	2,674
Total assets	$62,330	$73,118
Liabilities
Beneficial interests issued by consolidated VIEs	$21,323	$26,081
All other liabilities	333	349
Total liabilities	$21,656	$26,430
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of changes in stockholders’ equity (unaudited)

	Six months ended June 30,
(in millions, except per share data)	2018	2017
Preferred stock
Balance at January 1 and June 30	$26,068	$26,068
Common stock
Balance at January 1 and June 30	4,105	4,105
Additional paid-in capital
Balance at January 1	90,579	91,627
Shares issued and commitments to issue common stock for employee shared-based compensation awards, and related tax effects	(1,076)	(865)
Other	(111)	(158)
Balance at June 30	89,392	90,604
Retained earnings
Balance at January 1	177,676	162,440
Cumulative effect of changes in accounting principles	(183)	—
Net income	17,028	13,477
Dividends declared:
Preferred stock	(788)	(823)
Common stock ($1.12 and $1.00 per share)	(3,852)	(3,606)
Balance at June 30	189,881	171,488
Accumulated other comprehensive income/(loss)
Balance at January 1	(119)	(1,175)
Cumulative effect of changes in accounting principles	88	—
Other comprehensive income/(loss)	(1,107)	783
Balance at June 30	(1,138)	(392)
Shares held in RSU Trust, at cost
Balance at January 1 and June 30	(21)	(21)
Treasury stock, at cost
Balance at January 1	(42,595)	(28,854)
Repurchase	(9,639)	(5,839)
Reissuance	1,405	1,324
Balance at June 30	(50,829)	(33,369)
Total stockholders’ equity	$257,458	$258,483
Effective January 1, 2018, the Firm adopted several new accounting standards. For additional information, refer to Note 1.
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of cash flows (unaudited)

	Six months ended June 30,
(in millions)	2018	2017
Operating activities
Net income	$17,028	$13,477
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	2,375	2,530
Depreciation and amortization	3,724	2,968
Deferred tax (benefit)/expense	(216)	(161)
Other	1,611	1,163
Originations and purchases of loans held-for-sale	(43,141)	(58,119)
Proceeds from sales, securitizations and paydowns of loans held-for-sale	41,657	53,053
Net change in:
Trading assets	(42,859)	(22,914)
Securities borrowed	(3,132)	5,845
Accrued interest and accounts receivable	(8,083)	(11,940)
Other assets	(716)	11,212
Trading liabilities	21,997	(12,827)
Accounts payable and other liabilities	12,574	(10,497)
Other operating adjustments	(2,243)	7,724
Net cash provided by/(used in) operating activities	576	(18,486)
Investing activities
Net change in:
Federal funds sold and securities purchased under resale agreements	(28,109)	11,364
Held-to-maturity securities:
Proceeds from paydowns and maturities	1,458	2,289
Purchases	(7,426)	—
Available-for-sale securities:
Proceeds from paydowns and maturities	19,718	29,481
Proceeds from sales	25,228	42,972
Purchases	(27,453)	(45,613)
Proceeds from sales and securitizations of loans held-for-investment	12,963	7,762
Other changes in loans, net	(33,441)	(24,266)
All other investing activities, net	(1,912)	550
Net cash provided by/(used in) investing activities	(38,974)	24,539
Financing activities
Net change in:
Deposits	10,100	53,122
Federal funds purchased and securities loaned or sold under repurchase agreements	16,396	(43)
Short-term borrowings	12,151	18,222
Beneficial interests issued by consolidated VIEs	(165)	(1,067)
Proceeds from long-term borrowings	41,166	35,530
Payments of long-term borrowings	(50,171)	(47,743)
Treasury stock repurchased	(9,639)	(5,839)
Dividends paid	(4,716)	(4,386)
All other financing activities, net	(1,356)	115
Net cash provided by financing activities	13,766	47,911
Effect of exchange rate changes on cash and due from banks and deposits with banks	(1,492)	5,408
Net increase/(decrease) in cash and due from banks and deposits with banks	(26,124)	59,372
Cash and due from banks and deposits with banks at the beginning of the period	431,304	391,154
Cash and due from banks and deposits with banks at the end of the period	$405,180	$450,526
Cash interest paid	$9,151	$6,322
Cash income taxes paid, net	3,906	1,736
Effective January 1, 2018, the Firm adopted several new accounting standards. Certain of the new accounting standards were applied retrospectively and, accordingly, prior period amounts were revised. For additional information, refer to Note 1.
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

Refer to the Glossary of Terms and Acronyms on pages 172–176 for definitions of terms and acronyms used throughout the Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Note 1 – Basis of presentation
JPMorgan Chase & Co. (“JPMorgan Chase” or “the Firm”), a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the U.S., with operations worldwide. The Firm is a leader in investment banking, financial services for consumers and small businesses, commercial banking, financial transaction processing and asset management. For a further discussion of the Firm’s business segments, refer to Note 23.
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
For a further description of JPMorgan Chase’s accounting policies regarding consolidation, refer to Notes 1 and 14 of JPMorgan Chase’s 2017 Annual Report.

Offsetting assets and liabilities
U.S. GAAP permits entities to present derivative receivables and derivative payables with the same counterparty and the related cash collateral receivables and payables on a net basis on the Consolidated balance sheets when a legally enforceable master netting agreement exists. U.S. GAAP also permits securities financing activities to be presented on a net basis when specified conditions are met, including the existence of a legally enforceable master netting agreement. The Firm has elected to net such balances when the specified conditions are met. For further information on offsetting assets and liabilities, refer to Note 1 of JPMorgan Chase’s 2017 Annual Report.
Application of U.S. GAAP related to the Tax Cuts and Jobs Act (“TCJA”) SEC Staff Accounting Bulletin No. 118
On December 22, 2017, the TCJA was signed into law and the Firm recorded the estimated impact of the deemed repatriation of the Firm’s unremitted non-U.S. earnings and the remeasurement of deferred taxes under the TCJA. These provisional amounts represent estimates under SEC guidance, which provides a one-year measurement period in which to refine the estimates based on new information or the issuance of interpretative guidance. Based on legislative clarifications published during the second quarter of 2018, which were specific to the deemed repatriation tax on non-U.S. earnings, the Firm recorded a tax benefit of $189 million. The Firm has made and continues to anticipate refinements to both calculations as a result of the issuance of additional legislative and accounting guidance as well as those in the normal course of business, including true-ups to the tax liability on the tax return as filed and the resolution of tax audits. The Firm considers any legislative or accounting guidance issued as of the balance sheet date when evaluating potential refinements to these estimates.

Accounting standards adopted January 1, 2018
The following table identifies the standards adopted, and the note where further information on the impact of the new guidance can be found:

Revenue recognition – revenue from contracts with customers	Note 5
Recognition and measurement of financial assets and financial liabilities	Notes 2 and 9
Treatment of restricted cash on the statement of cash flows	Note 18
Presentation of net periodic pension cost and net periodic postretirement benefit cost	Note 7
Premium amortization on purchased callable debt securities	Notes 9 and 17
Hedge accounting	Notes 4, 9 and 17
Reclassification of certain tax effects from AOCI	Note 17

Certain of the new accounting standards were applied retrospectively and prior period amounts were revised accordingly. The most significant of the new standards was revenue recognition, which requires gross presentation of certain costs that were previously offset against revenue. This change resulted in noninterest revenue and noninterest expense each increasing by $261 million and $525 million for the three and six months ended June 30, 2017, respectively, with no impact to net income.
Upon adoption of the restricted cash guidance, to align the Consolidated balance sheets with the Consolidated statements of cash flows, the Firm reclassified restricted cash into cash and due from banks or deposits with banks. In addition, for the Firm’s Consolidated statements of cash flows, cash is defined as those amounts included in cash and due from banks and deposits with banks. This guidance was applied retrospectively and, accordingly, prior period amounts have been revised, resulting in cash and due from banks and deposits with banks increasing by $71 million and $1.1 billion, respectively, and other assets decreasing by $1.2 billion at December 31, 2017.

Note 2 – Fair value measurement
For a discussion of the Firm’s valuation methodologies for assets, liabilities and lending-related commitments measured at fair value and the fair value hierarchy, refer to Note 2 of JPMorgan Chase’s 2017 Annual Report.

The following table presents the assets and liabilities reported at fair value as of June 30, 2018, and December 31, 2017, by major product category and fair value hierarchy.

Assets and liabilities measured at fair value on a recurring basis
	Fair value hierarchy			Derivative netting adjustments

June 30, 2018 (in millions)	Level 1	Level 2	Level 3		Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$12,793	$—	$—	$12,793
Securities borrowed	—	4,052	—	—	4,052
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies(a)	—	37,805	478	—	38,283
Residential – nonagency	—	2,001	87	—	2,088
Commercial – nonagency	—	1,299	18	—	1,317
Total mortgage-backed securities	—	41,105	583	—	41,688
U.S. Treasury and government agencies(a)	38,363	9,192	—	—	47,555
Obligations of U.S. states and municipalities	—	8,465	736	—	9,201
Certificates of deposit, bankers’ acceptances and commercial paper	—	2,095	—	—	2,095
Non-U.S. government debt securities	34,787	31,647	183	—	66,617
Corporate debt securities	—	24,571	274	—	24,845
Loans(b)	—	43,891	1,986	—	45,877
Asset-backed securities	—	3,002	87	—	3,089
Total debt instruments	73,150	163,968	3,849	—	240,967
Equity securities	98,142	485	288	—	98,915
Physical commodities(c)	5,136	1,542	—	—	6,678
Other	—	13,273	406	—	13,679
Total debt and equity instruments(d)	176,428	179,268	4,543	—	360,239
Derivative receivables:
Interest rate	528	278,652	1,831	(258,040)	22,971
Credit	—	19,917	1,017	(20,310)	624
Foreign exchange	1,497	194,169	806	(179,709)	16,763
Equity	—	41,798	3,167	(34,789)	10,176
Commodity	—	21,702	166	(13,892)	7,976
Total derivative receivables(e)	2,025	556,238	6,987	(506,740)	58,510
Total trading assets(f)	178,453	735,506	11,530	(506,740)	418,749
Available-for-sale securities:
Mortgage-backed securities:
U.S. government agencies(a)	—	61,922	—	—	61,922
Residential – nonagency	—	9,679	1	—	9,680
Commercial – nonagency	—	7,827	—	—	7,827
Total mortgage-backed securities	—	79,428	1	—	79,429
U.S. Treasury and government agencies	25,344	—	—	—	25,344
Obligations of U.S. states and municipalities	—	39,330	—	—	39,330
Certificates of deposit	—	75	—	—	75
Non-U.S. government debt securities	17,359	8,327	—	—	25,686
Corporate debt securities	—	2,133	—	—	2,133
Asset-backed securities:
Collateralized loan obligations	—	20,999	147	—	21,146
Other	—	8,866	—	—	8,866
Total available-for-sale securities	42,703	159,158	148	—	202,009
Loans	—	2,917	159	—	3,076
Mortgage servicing rights	—	—	6,241	—	6,241
Other assets(f)(g)	11,873	57	1,225	—	13,155
Total assets measured at fair value on a recurring basis	$233,029	$914,483	$19,303	$(506,740)	$660,075
Deposits	$—	$15,391	$4,305	$—	$19,696
Federal funds purchased and securities loaned or sold under repurchase agreements	—	866	—	—	866
Short-term borrowings	—	6,521	2,209	—	8,730
Trading liabilities:
Debt and equity instruments(d)	82,507	24,777	43	—	107,327
Derivative payables:
Interest rate	561	252,080	1,342	(245,368)	8,615
Credit	—	19,737	1,041	(19,276)	1,502
Foreign exchange	1,539	184,977	1,051	(175,046)	12,521
Equity	—	42,639	5,745	(36,902)	11,482
Commodity	—	22,232	918	(14,759)	8,391
Total derivative payables(e)	2,100	521,665	10,097	(491,351)	42,511
Total trading liabilities	84,607	546,442	10,140	(491,351)	149,838
Accounts payable and other liabilities	6,568	57	8	—	6,633
Beneficial interests issued by consolidated VIEs	—	—	1	—	1
Long-term debt	—	31,834	18,262	—	50,096
Total liabilities measured at fair value on a recurring basis	$91,175	$601,111	$34,925	$(491,351)	$235,860

	Fair value hierarchy			Derivative netting adjustments

December 31, 2017 (in millions)	Level 1	Level 2	Level 3		Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$14,732	$—	$—	$14,732
Securities borrowed	—	3,049	—	—	3,049
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies(a)	—	41,515	307	—	41,822
Residential – nonagency	—	1,835	60	—	1,895
Commercial – nonagency	—	1,645	11	—	1,656
Total mortgage-backed securities	—	44,995	378	—	45,373
U.S. Treasury and government agencies(a)	30,758	6,475	1	—	37,234
Obligations of U.S. states and municipalities	—	9,067	744	—	9,811
Certificates of deposit, bankers’ acceptances and commercial paper	—	226	—	—	226
Non-U.S. government debt securities	28,887	28,831	78	—	57,796
Corporate debt securities	—	24,146	312	—	24,458
Loans(b)	—	35,242	2,719	—	37,961
Asset-backed securities	—	3,284	153	—	3,437
Total debt instruments	59,645	152,266	4,385	—	216,296
Equity securities	87,346	197	295	—	87,838
Physical commodities(c)	4,924	1,322	—	—	6,246
Other	—	14,197	690	—	14,887
Total debt and equity instruments(d)	151,915	167,982	5,370	—	325,267
Derivative receivables:
Interest rate	181	314,107	1,704	(291,319)	24,673
Credit	—	21,995	1,209	(22,335)	869
Foreign exchange	841	158,834	557	(144,081)	16,151
Equity	—	37,722	2,318	(32,158)	7,882
Commodity	—	19,875	210	(13,137)	6,948
Total derivative receivables(e)	1,022	552,533	5,998	(503,030)	56,523
Total trading assets(f)	152,937	720,515	11,368	(503,030)	381,790
Available-for-sale securities:
Mortgage-backed securities:
U.S. government agencies(a)	—	70,280	—	—	70,280
Residential – nonagency	—	11,366	1	—	11,367
Commercial – nonagency	—	5,025	—	—	5,025
Total mortgage-backed securities	—	86,671	1	—	86,672
U.S. Treasury and government agencies	22,745	—	—	—	22,745
Obligations of U.S. states and municipalities	—	32,338	—	—	32,338
Certificates of deposit	—	59	—	—	59
Non-U.S. government debt securities	18,140	9,154	—	—	27,294
Corporate debt securities	—	2,757	—	—	2,757
Asset-backed securities:
Collateralized loan obligations	—	20,720	276	—	20,996
Other	—	8,817	—	—	8,817
Equity securities(g)	547	—	—	—	547
Total available-for-sale securities	41,432	160,516	277	—	202,225
Loans	—	2,232	276	—	2,508
Mortgage servicing rights	—	—	6,030	—	6,030
Other assets(f)(g)	13,795	343	1,265	—	15,403
Total assets measured at fair value on a recurring basis	$208,164	$901,387	$19,216	$(503,030)	$625,737
Deposits	$—	$17,179	$4,142	$—	$21,321
Federal funds purchased and securities loaned or sold under repurchase agreements	—	697	—	—	697
Short-term borrowings	—	7,526	1,665	—	9,191
Trading liabilities:
Debt and equity instruments(d)	64,664	21,183	39	—	85,886
Derivative payables:
Interest rate	170	282,825	1,440	(277,306)	7,129
Credit	—	22,009	1,244	(21,954)	1,299
Foreign exchange	794	154,075	953	(143,349)	12,473
Equity	—	39,668	5,727	(36,203)	9,192
Commodity	—	21,017	884	(14,217)	7,684
Total derivative payables(e)	964	519,594	10,248	(493,029)	37,777
Total trading liabilities	65,628	540,777	10,287	(493,029)	123,663
Accounts payable and other liabilities	9,074	121	13	—	9,208
Beneficial interests issued by consolidated VIEs	—	6	39	—	45
Long-term debt	—	31,394	16,125	—	47,519
Total liabilities measured at fair value on a recurring basis	$74,702	$597,700	$32,271	$(493,029)	$211,644

(a)	At June 30, 2018, and December 31, 2017, included total U.S. government-sponsored enterprise obligations of $65.6 billion and $78.0 billion, respectively, which were predominantly mortgage-related.

(b)
At June 30, 2018, and December 31, 2017, included within trading loans were $14.8 billion and $11.4 billion, respectively, of residential first-lien mortgages, and $5.6 billion and $4.2 billion, respectively, of commercial first-lien mortgages. Residential mortgage loans include conforming mortgage loans originated with the intent to sell to U.S. government agencies of $9.7 billion and $5.7 billion, respectively, and reverse mortgages of zero and $836 million respectively.

(c)
Physical commodities inventories are generally accounted for at the lower of cost or net realizable value. “Net realizable value” is a term defined in U.S. GAAP as not exceeding fair value less costs to sell (“transaction costs”). Transaction costs for the Firm’s physical commodities inventories are either not applicable or immaterial to the value of the inventory. Therefore, net realizable value approximates fair value for the Firm’s physical commodities inventories. When fair value hedging has been applied (or when net realizable value is below cost), the carrying value of physical commodities approximates fair value, because under fair value hedge accounting, the cost basis is adjusted for changes in fair value. For a further discussion of the Firm’s hedge accounting relationships, refer to Note 4. To provide consistent fair value disclosure information, all physical commodities inventories have been included in each period presented.

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

(f)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient are not required to be classified in the fair value hierarchy. At June 30, 2018, and December 31, 2017, the fair values of these investments, which include certain hedge funds, private equity funds, real estate and other funds, were $764 million and $779 million, respectively. Included in these balances at June 30, 2018, and December 31, 2017, were trading assets of $50 million and $54 million, respectively, and other assets of $714 million and $725 million, respectively.

(g)	Effective January 1, 2018, the Firm adopted the recognition and measurement guidance. Equity securities that were previously reported as AFS securities were reclassified to other assets upon adoption.

Transfers between levels for instruments carried at fair
value on a recurring basis
For the three and six months ended June 30, 2018 and 2017 there were no individually significant transfers.
All transfers are based on changes in the observability of the valuation inputs and are assumed to occur at the beginning of the quarterly reporting period in which they occur.
Level 3 valuations
For further information on the Firm’s valuation process and a detailed discussion of the determination of fair value for individual financial instruments, refer to Note 2 of JPMorgan Chase’s 2017 Annual Report.
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
For the Firm’s derivatives and structured notes positions classified within level 3 at June 30, 2018, interest rate correlation inputs used in estimating fair value were concentrated towards the upper end of the range; equity correlation, equity-FX, and equity-IR correlation inputs were concentrated in the middle of the range; commodity correlation inputs were concentrated in the middle of the range; credit correlation inputs were concentrated towards the lower end of the range; and the interest rate-foreign exchange (“IR-FX”) correlation inputs were distributed across the range. In addition, the interest rate spread volatility inputs used in estimating fair value were distributed across the range; equity volatilities and commodity volatilities were concentrated towards the lower end of the range; and forward commodity prices used in estimating the fair value of commodity derivatives were concentrated towards the lower end of the range. Prepayment speed inputs used in estimating fair value of interest rate derivatives were concentrated towards the lower end of the range. Recovery rate, yield and prepayment speed inputs used in estimating fair value of credit derivatives were distributed across the range; credit spreads and conditional default rates were concentrated towards the lower end of the range; loss severity and price inputs were concentrated towards the upper end of the range.

Level 3 inputs(a)
June 30, 2018
Product/Instrument	Fair value (in millions)	Principal valuation technique	Unobservable inputs(g)	Range of input values					Weighted average
Residential mortgage-backed securities and loans(b)	$798	Discounted cash flows	Yield	0%		–		23%		6%
			Prepayment speed	0%		–		50%		8%
			Conditional default rate	0%		–		20%		1%
			Loss severity	0%		–		100%		6%
Commercial mortgage-backed securities and loans(c)	445	Market comparables	Price	$6		–		$101		$91
Obligations of U.S. states and municipalities	736	Market comparables	Price	$59		–		$100		$97
Corporate debt securities	274	Market comparables	Price	$2		–		$107		$82
Loans(d)	1,486	Market comparables	Price	$4		–		$104		$87
Asset-backed securities	147	Discounted cash flows	Credit spread	216				bps		216	bps
			Prepayment speed	20%						20%
			Conditional default rate	2%						2%
			Loss severity	30%						30%
	87	Market comparables	Price	$4		–		$100		$59
Net interest rate derivatives	293	Option pricing	Interest rate spread volatility	16	bps	–	38		bps
			Interest rate correlation	(50)%		–		97%
			IR-FX correlation	55%		–		60%
	196	Discounted cash flows	Prepayment speed	0%		–		30%
Net credit derivatives	(27)	Discounted cash flows	Credit correlation	35%		–		65%
			Credit spread	8	bps	–	1,497	bps
			Recovery rate	20%		–		70%
			Yield	1%		–		36%
			Prepayment speed	0%		–		18%
			Conditional default rate	0%		–		93%
			Loss severity	0%		–		100%
	3	Market comparables	Price	$10		–		$98
Net foreign exchange derivatives	(62)	Option pricing	IR-FX correlation	(50)%		–		60%
	(183)	Discounted cash flows	Prepayment speed	8%		–		9%
Net equity derivatives	(2,578)	Option pricing	Equity volatility	10%		–		60%
			Equity correlation	10%		–		95%
			Equity-FX correlation	(70)%		–		60%
			Equity-IR correlation	20%		–		40%
Net commodity derivatives	(752)	Option pricing	Forward commodity price	$52		–	$ 80 per barrel
			Commodity volatility	5%		–		53%
			Commodity correlation	(52)%		–		95%
MSRs	6,241	Discounted cash flows	Refer to Note 14
Other assets	289	Discounted cash flows	Credit spread	70				bps		70	bps
			Yield	8%		–		10%		8%
	1,342	Market comparables	Price	$35		–		$104		$46
			EBITDA multiple	3.0x		–	8.4x			8.0x
Long-term debt, short-term borrowings, and deposits(e)	24,776	Option pricing	Interest rate spread volatility	16	bps	–	38		bps
			Interest rate correlation	(50)%		–		97%
			IR-FX correlation	(50)%		–		60%
			Equity correlation	10%		–		95%
			Equity-FX correlation	(70)%		–		60%
			Equity-IR correlation	20%		–		40%
Other level 3 assets and liabilities, net(f)	419

(a)
The categories presented in the table have been aggregated based upon the product type, which may differ from their classification on the Consolidated balance sheets. Furthermore, the inputs presented for each valuation technique in the table are, in some cases, not applicable to every instrument valued using the technique as the characteristics of the instruments can differ.

(b)	Includes U.S. government agency securities of $471 million, nonagency securities of $88 million and trading loans of $239 million.

(c)	Includes U.S. government agency securities of $7 million, nonagency securities of $18 million, trading loans of $261 million and non-trading loans of $159 million.

(d)	Comprises trading loans.

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

Changes in and ranges of unobservable inputs
For a discussion of the impact on fair value of changes in unobservable inputs and the relationships between unobservable inputs as well as a description of attributes of the underlying instruments and external market factors that affect the range of inputs used in the valuation of the Firm’s positions refer to Note 2 of JPMorgan Chase’s 2017 Annual Report.
Changes in level 3 recurring fair value measurements
The following tables include a rollforward of the Consolidated balance sheets amounts (including changes in fair value) for financial instruments classified by the Firm within level 3 of the fair value hierarchy for the three and six months ended June 30, 2018 and 2017. When a determination is made to classify a financial instrument within level 3, the determination is based on the significance of the unobservable parameters to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. Also, the Firm risk-manages the observable components of level 3 financial instruments using securities and derivative positions that are classified within level 1 or 2 of the fair value hierarchy; as these level 1 and level 2 risk management instruments are not included below, the gains or losses in the following tables do not reflect the effect of the Firm’s risk management activities related to such level 3 instruments.

	Fair value measurements using significant unobservable inputs
Three months ended June 30, 2018 (in millions)	Fair value at April 1, 2018	Total realized/unrealized gains/(losses)						Transfers into level 3(h)	Transfers (out of) level 3(h)	Fair value at June 30, 2018	Change in unrealized gains/(losses) related to financial instruments held at June 30, 2018
				Purchases(f)	Sales		Settlements(g)
Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$508	$—		$5	$(11)		$(19)	$5	$(10)	$478	$—
Residential – nonagency	55	2		45	(11)		(1)	11	(14)	87	1
Commercial – nonagency	14	2		1	(1)		(12)	17	(3)	18	1
Total mortgage-backed securities	577	4		51	(23)		(32)	33	(27)	583	2
U.S. Treasury and government agencies	—	—		—	—		—	—	—	—	—
Obligations of U.S. states and municipalities	704	(9)		42	—		(1)	—	—	736	(9)
Non-U.S. government debt securities	197	(12)		126	(92)		—	—	(36)	183	(12)
Corporate debt securities	306	(3)		60	(40)		(10)	36	(75)	274	4
Loans	2,368	(21)		565	(806)		(192)	251	(179)	1,986	(30)
Asset-backed securities	63	4		45	(9)		(6)	2	(12)	87	4
Total debt instruments	4,215	(37)		889	(970)		(241)	322	(329)	3,849	(41)
Equity securities	300	(13)		65	(50)		(1)	—	(13)	288	(8)
Other	698	(254)		16	(34)		(18)	—	(2)	406	(259)
Total trading assets – debt and equity instruments	5,213	(304)	(c)	970	(1,054)		(260)	322	(344)	4,543	(308)	(c)
Net derivative receivables:(a)
Interest rate	472	287		38	(51)		(179)	(54)	(24)	489	254
Credit	5	21		1	(5)		(29)	(4)	(13)	(24)	9
Foreign exchange	(288)	94		13	(3)		(8)	(74)	21	(245)	95
Equity	(2,512)	143		606	(1,042)		(13)	38	202	(2,578)	(24)
Commodity	(519)	(35)		—	—		(186)	(9)	(3)	(752)	(65)
Total net derivative receivables	(2,842)	510	(c)	658	(1,101)		(415)	(103)	183	(3,110)	269	(c)
Available-for-sale securities:
Asset-backed securities	204	—		—	—		(57)	—	—	147	—
Other	1	—		—	—		—	—	—	1	—
Total available-for-sale securities	205	—	(d)	—	—		(57)	—	—	148	—	(d)
Loans	396	(9)	(c)	—	—		(154)	—	(74)	159	(9)	(c)
Mortgage servicing rights	6,202	94	(e)	236	(104)		(187)	—	—	6,241	94	(e)
Other assets	1,220	(13)	(c)	24	(2)		(5)	1	—	1,225	(17)	(c)

	Fair value measurements using significant unobservable inputs
Three months ended June 30, 2018 (in millions)	Fair value at April 1, 2018	Total realized/unrealized (gains)/losses						Transfers into level 3(h)	Transfers (out of) level 3(h)	Fair value at June 30, 2018	Change in unrealized (gains)/ losses related to financial instruments held at June 30, 2018
				Purchases	Sales	Issuances	Settlements(g)
Liabilities:(b)
Deposits	$4,017	$49	(c)(i)	$—	$—	$434	$(57)	$1	$(139)	$4,305	$50	(c)(i)
Short-term borrowings	2,125	(197)	(c)(i)	—	—	862	(614)	43	(10)	2,209	(27)	(c)(i)
Trading liabilities – debt and equity instruments	50	(11)	(c)	(25)	33	—	—	—	(4)	43	(4)	(c)
Accounts payable and other liabilities	7	(1)		—	1	—	—	1	—	8	(1)
Beneficial interests issued by consolidated VIEs	1	—		—	—	—	—	—	—	1	—
Long-term debt	16,950	(344)	(c)(i)	—	—	3,740	(2,083)	219	(220)	18,262	(427)	(c)(i)

	Fair value measurements using significant unobservable inputs
Three months ended June 30, 2017 (in millions)	Fair value at April 1, 2017	Total realized/unrealized gains/(losses)							Transfers into level 3(h)	Transfers (out of) level 3(h)	Fair value at June 30, 2017	Change in unrealized gains/(losses) related to financial instruments held at June 30, 2017
				Purchases(f)	Sales			Settlements(g)
Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$353	$(11)		$82	$(54)			$(19)	$20	$(6)	$365	$(14)
Residential – nonagency	35	(1)		31	(3)			(5)	46	(5)	98	(4)
Commercial – nonagency	45	(1)		10	(6)			(2)	30	(11)	65	(1)
Total mortgage-backed securities	433	(13)		123	(63)			(26)	96	(22)	528	(19)
Obligations of U.S. states and municipalities	668	4		9	—			—	—	—	681	3
Non-U.S. government debt securities	47	3		102	(95)			—	1	(21)	37	2
Corporate debt securities	738	2		74	(38)			(254)	27	(88)	461	1
Loans	4,588	68		729	(323)			(390)	122	(306)	4,488	83
Asset-backed securities	245	8		11	(30)			(25)	6	(132)	83	6
Total debt instruments	6,719	72		1,048	(549)			(695)	252	(569)	6,278	76
Equity securities	271	21		57	(41)			—	1	(25)	284	10
Other	763	43		3	(7)			(65)	2	(8)	731	31
Total trading assets – debt and equity instruments	7,753	136	(c)	1,108	(597)			(760)	255	(602)	7,293	117	(c)
Net derivative receivables:(a)
Interest rate	1,009	37		21	(30)			(348)	30	(7)	712	(90)
Credit	17	(48)		1	(1)			(20)	6	—	(45)	(37)
Foreign exchange	(1,490)	95		3	(2)			656	12	40	(686)	101
Equity	(1,896)	(35)		149	(83)			(504)	(108)	33	(2,444)	(38)
Commodity	(56)	(22)		—	—			23	(2)	(1)	(58)	(32)
Total net derivative receivables	(2,416)	27	(c)	174	(116)			(193)	(62)	65	(2,521)	(96)	(c)
Available-for-sale securities:
Asset-backed securities	622	2		—	—			(77)	—	—	547	2
Other	1	—		—	—			—	—	—	1	—
Total available-for-sale securities	623	2	(d)	—	—			(77)	—	—	548	2	(d)
Loans	404	18	(c)	—	—			(117)	—	—	305	13	(c)
Mortgage servicing rights	6,079	(200)	(e)	154	(67)			(213)	—	—	5,753	(200)	(e)
Other assets	2,077	193	(c)	28	(78)			(286)	—	—	1,934	120	(c)

	Fair value measurements using significant unobservable inputs
Three months ended June 30, 2017 (in millions)	Fair value at April 1, 2017	Total realized/unrealized (gains)/losses							Transfers into level 3(h)	Transfers (out of) level 3(h)	Fair value at June 30, 2017	Change in unrealized (gains)/losses related to financial instruments held at June 30, 2017
				Purchases	Sales	Issuances		Settlements(g)
Liabilities:(b)
Deposits	$2,133	$30	(c)	$—	$—	$292		$(31)	$—	$(293)	$2,131	$27	(c)
Short-term borrowings	1,261	46	(c)	—	—	683		(657)	23	(42)	1,314	53	(c)
Trading liabilities – debt and equity instruments	45	(1)		(7)	2	—		—	1	(4)	36	—
Accounts payable and other liabilities	11	—		(1)	—	—		—	—	—	10	—
Beneficial interests issued by consolidated VIEs	51	—		(44)	—	—		(6)	—	—	1	—
Long-term debt	14,094	70	(c)(j)	—	—	2,941	(j)	(2,274)	53	(152)	14,732 (j)	15	(c)(j)

	Fair value measurements using significant unobservable inputs
Six months ended June 30, 2018 (in millions)	Fair value at January 1, 2018	Total realized/unrealized gains/(losses)						Transfers into level 3(h)	Transfers (out of) level 3(h)	Fair value at June 30, 2018	Change in unrealized gains/(losses) related to financial instruments held at June 30, 2018
				Purchases(f)	Sales		Settlements(g)
Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$307	$3		$334	$(98)		$(39)	$9	$(38)	$478	$1
Residential – nonagency	60	—		45	(13)		(3)	40	(42)	87	1
Commercial – nonagency	11	3		7	(8)		(13)	21	(3)	18	(2)
Total mortgage-backed securities	378	6		386	(119)		(55)	70	(83)	583	—
U.S. Treasury and government agencies	1	—		—	—		—	—	(1)	—	—
Obligations of U.S. states and municipalities	744	(11)		81	—		(78)	—	—	736	(11)
Non-U.S. government debt securities	78	(10)		351	(184)		—	17	(69)	183	(9)
Corporate debt securities	312	(4)		141	(140)		(11)	167	(191)	274	3
Loans	2,719	41		1,035	(1,534)		(329)	374	(320)	1,986	(24)
Asset-backed securities	153	9		59	(22)		(40)	13	(85)	87	5
Total debt instruments	4,385	31		2,053	(1,999)		(513)	641	(749)	3,849	(36)
Equity securities	295	(21)		93	(60)		(1)	4	(22)	288	(8)
Other	690	(239)		34	(40)		(38)	1	(2)	406	(251)
Total trading assets – debt and equity instruments	5,370	(229)	(c)	2,180	(2,099)		(552)	646	(773)	4,543	(295)	(c)
Net derivative receivables:(a)
Interest rate	264	340		55	(55)		(133)	(28)	46	489	314
Credit	(35)	38		2	(7)		(25)	(1)	4	(24)	11
Foreign exchange	(396)	240		13	(8)		3	(112)	15	(245)	190
Equity	(3,409)	782		824	(1,284)		421	(73)	161	(2,578)	514
Commodity	(674)	150		—	—		(174)	(8)	(46)	(752)	154
Total net derivative receivables	(4,250)	1,550	(c)	894	(1,354)		92	(222)	180	(3,110)	1,183	(c)
Available-for-sale securities:
Asset-backed securities	276	1		—	—		(130)	—	—	147	1
Other	1	—		—	—		—	—	—	1	—
Total available-for-sale securities	277	1	(d)	—	—		(130)	—	—	148	1	(d)
Loans	276	(4)	(c)	122	—		(161)	—	(74)	159	(5)	(c)
Mortgage servicing rights	6,030	478	(e)	479	(399)		(347)	—	—	6,241	478	(e)
Other assets	1,265	(50)	(c)	47	(16)		(21)	1	(1)	1,225	(52)	(c)

	Fair value measurements using significant unobservable inputs
Six months ended June 30, 2018 (in millions)	Fair value at January 1, 2018	Total realized/unrealized (gains)/losses						Transfers into level 3(h)	Transfers (out of) level 3(h)	Fair value at June 30, 2018	Change in unrealized (gains)/ losses related to financial instruments held at June 30, 2018
				Purchases	Sales	Issuances	Settlements(g)
Liabilities:(b)
Deposits	$4,142	$(41)	(c)(i)	$—	$—	$755	$(255)	$1	$(297)	$4,305	$(86)	(c)(i)
Short-term borrowings	1,665	(182)	(c)(i)	—	—	2,070	(1,360)	55	(39)	2,209	(31)	(c)(i)
Trading liabilities – debt and equity instruments	39	(8)	(c)	(62)	76	—	1	2	(5)	43	(1)	(c)
Accounts payable and other liabilities	13	(1)		(6)	1	—	—	1	—	8	(1)
Beneficial interests issued by consolidated VIEs	39	—		—	—	—	(38)	—	—	1	—
Long-term debt	16,125	(590)	(c)(i)	—	—	6,831	(4,346)	594	(352)	18,262	(706)	(c)(i)

	Fair value measurements using significant unobservable inputs
Six months ended June 30, 2017 (in millions)	Fair value at January 1, 2017	Total realized/unrealized gains/(losses)							Transfers into level 3(h)	Transfers (out of) level 3(h)	Fair value at June 30, 2017	Change in unrealized gains/(losses) related to financial instruments held at June 30, 2017
				Purchases(f)	Sales			Settlements(g)
Assets:
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$392	$(7)		$161	$(151)			$(35)	$27	$(22)	$365	$(16)
Residential – nonagency	83	8		36	(20)			(9)	61	(61)	98	1
Commercial – nonagency	17	2		17	(14)			(5)	60	(12)	65	(1)
Total mortgage-backed securities	492	3		214	(185)			(49)	148	(95)	528	(16)
Obligations of U.S. states and municipalities	649	12		95	(70)			(5)		—	681	11
Non-U.S. government debt securities	46	3		174	(178)			—	27	(35)	37	3
Corporate debt securities	576	(7)		497	(146)			(376)	60	(143)	461	1
Loans	4,837	178		1,491	(1,067)			(765)	318	(504)	4,488	98
Asset-backed securities	302	22		109	(168)			(36)	14	(160)	83	7
Total debt instruments	6,902	211		2,580	(1,814)			(1,231)	567	(937)	6,278	104
Equity securities	231	34		113	(47)			—	2	(49)	284	20
Other	761	65		22	(7)			(112)	10	(8)	731	49
Total trading assets – debt and equity instruments	7,894	310	(c)	2,715	(1,868)			(1,343)	579	(994)	7,293	173	(c)
Net derivative receivables:(a)
Interest rate	1,263	81		37	(53)			(651)	34	1	712	(151)
Credit	98	(94)		1	(3)			(62)	17	(2)	(45)	(50)
Foreign exchange	(1,384)	70		4	(4)			565	23	40	(686)	60
Equity	(2,252)	34		485	(128)			(528)	(181)	126	(2,444)	(37)
Commodity	(85)	(4)		—	—			25	4	2	(58)	30
Total net derivative receivables	(2,360)	87	(c)	527	(188)			(651)	(103)	167	(2,521)	(148)	(c)
Available-for-sale securities:
Asset-backed securities	663	12		—	(50)			(78)	—	—	547	10
Other	1	—		—	—			—	—	—	1	—
Total available-for-sale securities	664	12	(d)	—	(50)			(78)	—	—	548	10	(d)
Loans	570	24	(c)	—	—			(289)	—	—	305	16	(c)
Mortgage servicing rights	6,096	(157)	(e)	371	(138)			(419)	—	—	5,753	(157)	(e)
Other assets	2,223	230	(c)	32	(155)			(396)	—	—	1,934	132	(c)

	Fair value measurements using significant unobservable inputs
Six months ended June 30, 2017 (in millions)	Fair value at January 1, 2017	Total realized/unrealized (gains)/losses							Transfers into level 3(h)	Transfers (out of) level 3(h)	Fair value at June 30, 2017	Change in unrealized (gains)/ losses related to financial instruments held at June 30, 2017
				Purchases	Sales	Issuances		Settlements(g)
Liabilities:(b)
Deposits	$2,117	$6	(c)(i)	$—	$—	$601		$(111)	$—	$(482)	$2,131	$45	(c)(i)
Short-term borrowings	1,134	47	(c)(i)	—		1,390		(1,242)	40	(55)	1,314	49	(c)(i)
Trading liabilities – debt and equity instruments	43	(1)	(c)	(8)	4	—		1	3	(6)	36	—
Accounts payable and other liabilities	13	—		(1)	—	—		(2)	—	—	10	—
Beneficial interests issued by consolidated VIEs	48	3		(44)	—	—		(6)	—	—	1	—
Long-term debt	12,850	599	(c)(j)	—	—	6,733	(j)	(5,085)	88	(453)	14,732 (j)	398	(c)(i)

(a)	All level 3 derivatives are presented on a net basis, irrespective of the underlying counterparty.

(b)
Level 3 liabilities as a percentage of total Firm liabilities accounted for at fair value (including liabilities measured at fair value on a nonrecurring basis) were 15% at both June 30, 2018 and December 31, 2017, respectively.

(c)
Predominantly reported in principal transactions revenue, except for changes in fair value for CCB mortgage loans and lending-related commitments originated with the intent to sell, and mortgage loan purchase commitments, which are reported in mortgage fees and related income.

(d)
Realized gains/(losses) on AFS securities, as well as other-than-temporary impairment (“OTTI”) losses that are recorded in earnings, are reported in investment securities losses. Unrealized gains/(losses) are reported in OCI. There were no realized gains/(losses) or foreign exchange hedge accounting adjustments recorded in income on AFS securities for the three and six months ended June 30, 2018 and 2017, respectively. Unrealized gains/(losses) recorded on AFS securities in OCI were zero and $2 million for the three months ended June 30, 2018 and 2017, respectively and $1 million and $12 million for the six months ended June 30, 2018 and 2017, respectively.

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

(i)
Realized (gains)/losses due to DVA for fair value option elected liabilities are reported in principal transactions revenue. Unrealized (gains)/losses are reported in OCI. Unrealized gains were $71 million and $123 million for the three and six months ended June 30, 2018, respectively. There were no realized gains for the three and six months ended June 30, 2018, respectively.

(j)	The prior period amounts have been revised to conform with the current period presentation.
Level 3 analysis
Consolidated balance sheets changes
Level 3 assets (including assets measured at fair value on a nonrecurring basis) were 0.8% of total Firm assets at June 30, 2018. The following describes significant changes to level 3 assets since December 31, 2017, for those items measured at fair value on a recurring basis. For further information on changes impacting items measured at fair value on a nonrecurring basis, refer to Assets and liabilities measured at fair value on a nonrecurring basis on page 102.
Three months ended June 30, 2018
Level 3 assets were $19.3 billion at June 30, 2018, reflecting a decrease of $180 million from March 31, 2018 with no movements that were individually significant.
Six months ended June 30, 2018
Level 3 assets at June 30, 2018 increased by $87 million from December 31, 2017 with no movements that were individually significant.
Gains and losses
The following describes significant components of total realized/unrealized gains/(losses) for instruments measured at fair value on a recurring basis for the periods indicated. For further information on these instruments, refer to Changes in level 3 recurring fair value measurements rollforward tables on pages 96–101.
Three months ended June 30, 2018

•	$278 million of net gains on assets and $504 million of net gains on liabilities, none of which were individually significant.
Three months ended June 30, 2017

•	$176 million of net gains on assets and $145 million of net losses on liabilities, none of which were individually significant.
Six months ended June 30, 2018

•	$1.7 billion of net gains on assets predominantly driven by market movements in derivative receivables, in particular equity derivative receivables.

•	$822 million of net gains on liabilities, none of which were individually significant.
Six months ended June 30, 2017

•	$506 million of of net gains on assets and $654 million of net losses on liabilities, none of which were individually significant.

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

	Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Credit and funding adjustments:
Derivatives CVA	$73	$249	$157	$470
Derivatives FVA	97	(60)	14	(67)
For further information about both credit and funding adjustments, as well as information about valuation adjustments on fair value option elected liabilities, refer to Note 2 of JPMorgan Chase’s 2017 Annual Report.

Assets and liabilities measured at fair value on a nonrecurring basis
The following tables present the assets still held as of June 30, 2018 and 2017, respectively, for which a nonrecurring fair value adjustment was recorded during the six months ended June 30, 2018 and 2017, respectively, by major product category and fair value hierarchy.

	Fair value hierarchy				Total fair value
June 30, 2018 (in millions)	Level 1	Level 2	Level 3
Loans	$—	$325	$210	(a)	$535
Other assets(b)	—	217	823		1,040
Total assets measured at fair value on a nonrecurring basis	$—	$542	$1,033		$1,575

	Fair value hierarchy			Total fair value
June 30, 2017 (in millions)	Level 1	Level 2	Level 3
Loans	$—	$292	$430	$722
Other assets	—	10	245	255
Total assets measured at fair value on a nonrecurring basis	$—	$302	$675	$977

(a)
Of the $210 million in level 3 assets measured at fair value on a nonrecurring basis as of June 30, 2018, $166 million related to residential real estate loans carried at the net realizable value of the underlying collateral (e.g., collateral-dependent loans and other loans charged off in accordance with regulatory guidance). These amounts are classified as level 3 as they are valued using a broker’s price opinion and discounted based upon the Firm’s experience with actual liquidation values. These discounts to the broker price opinions ranged from 13% to 40% with a weighted average of 22%.

(b)
Primarily includes equity securities without readily determinable fair values that were adjusted based on observable price changes in orderly transactions from an identical or similar investment of the same issuer (measurement alternative) as a result of the adoption of the recognition and measurement guidance. Of the $823 million in level 3 assets measured at fair value on a nonrecurring basis as of June 30, 2018, $641 million related to such equity securities. These equity securities are classified as level 3 due to the infrequency of the observable prices and/or the restrictions on the shares.

There were no material liabilities measured at fair value on a nonrecurring basis at June 30, 2018 and 2017.
Nonrecurring fair value changes
The following table presents the total change in value of assets and liabilities for which a fair value adjustment has been recognized for the three and six months ended June 30, 2018 and 2017, related to financial instruments held at those dates.

	Three months ended June 30,			Six months ended June 30,
	2018		2017	2018		2017
Loans	$(18)		$(60)	$(22)		$(109)
Other assets	37	(a)	(17)	528	(a)	(44)
Accounts payable and other liabilities	—		(1)	—		(1)
Total nonrecurring fair value gains/(losses)	$19		$(78)	$506		$(154)

(a)	Included $67 million and $562 million for the three months and six months ended June 30, 2018, respectively, of fair value gains as a result of the measurement alternative.

For further information about the measurement of impaired collateral-dependent loans, and other loans where the carrying value is based on the fair value of the underlying collateral (e.g., residential mortgage loans charged off in accordance with regulatory guidance), refer to Note 12 of JPMorgan Chase’s 2017 Annual Report.

Additional disclosures about the fair value of financial instruments that are not carried on the Consolidated balance sheets at fair value
The following table presents by fair value hierarchy classification the carrying values and estimated fair values at June 30, 2018, and December 31, 2017, of financial assets and liabilities, excluding financial instruments that are carried at fair value on a recurring basis, and their classification within the fair value hierarchy. For additional information regarding the financial instruments within the scope of this disclosure, and the methods and significant assumptions used to estimate their fair value, refer to Note 2 of JPMorgan Chase’s 2017 Annual Report.

	June 30, 2018					December 31, 2017
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value
Financial assets
Cash and due from banks	$23.7	$23.7	$—	$—	$23.7	$25.9	$25.9	$—	$—	$25.9
Deposits with banks	381.5	377.7	3.8	—	381.5	405.4	401.8	3.6	—	405.4
Accrued interest and accounts receivable	74.9	—	74.8	0.1	74.9	67.0	—	67.0	—	67.0
Federal funds sold and securities purchased under resale agreements	213.7	—	213.7	—	213.7	183.7	—	183.7	—	183.7
Securities borrowed	104.2	—	104.2	—	104.2	102.1	—	102.1	—	102.1
Securities, held-to-maturity	31.0	—	30.9	—	30.9	47.7	—	48.7	—	48.7
Loans, net of allowance for loan losses(a)	932.1	—	221.9	709.2	931.1	914.6	—	213.2	707.1	920.3
Other(b)	56.5	—	55.6	1.0	56.6	53.9	—	52.1	9.2	61.3
Financial liabilities
Deposits	$1,432.4	$—	$1,432.4	$—	$1,432.4	$1,422.7	$—	$1,422.7	$—	$1,422.7
Federal funds purchased and securities loaned or sold under repurchase agreements	174.4	—	174.4	—	174.4	158.2	—	158.2	—	158.2
Short-term borrowings	55.1	—	54.9	0.2	55.1	42.6	—	42.4	0.2	42.6
Accounts payable and other liabilities	165.2	—	162.6	2.4	165.0	152.0	—	148.9	2.9	151.8
Beneficial interests issued by consolidated VIEs	21.3	—	21.3	—	21.3	26.0	—	26.0	—	26.0
Long-term debt and junior subordinated deferrable interest debentures	223.0	—	219.5	3.2	222.7	236.6	—	240.3	3.2	243.5
Effective January 1, 2018, the Firm adopted several new accounting standards. Certain of the new accounting standards were applied retrospectively and, accordingly, prior period amounts were revised.

(a)
Fair value is typically estimated using a discounted cash flow model that incorporates the characteristics of the underlying loans (including principal, contractual interest rate and contractual fees) and other key inputs, including expected lifetime credit losses, interest rates, prepayment rates, and primary origination or secondary market spreads. For certain loans, the fair value is measured based on the value of the underlying collateral. The difference between the estimated fair value and carrying value of a financial asset or liability is the result of the different methodologies used to determine fair value as compared with carrying value. For example, credit losses are estimated for a financial asset’s remaining life in a fair value calculation but are estimated for a loss emergence period in the allowance for loan loss calculation; future loan income (interest and fees) is incorporated in a fair value calculation but is generally not considered in the allowance for loan losses. For a further discussion of the Firm’s methodologies for estimating the fair value of loans and lending-related commitments, refer to Valuation hierarchy on pages 156–159 of JPMorgan Chase’s 2017 Annual Report.

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

	June 30, 2018					December 31, 2017
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value(a)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value(a)	Level 1	Level 2	Level 3	Total estimated fair value
Wholesale lending-related commitments	$1.1	$—	$—	$1.7	$1.7	$1.1	$—	$—	$1.6	$1.6

(a)	Excludes the current carrying values of the guarantee liability and the offsetting asset, each of which is recognized at fair value at the inception of the guarantees.

The Firm does not estimate the fair value of consumer lending-related commitments. In many cases, the Firm can reduce or cancel these commitments by providing the borrower notice or, in some cases as permitted by law, without notice. For a further discussion of the valuation of lending-related commitments, refer to page 157 of JPMorgan Chase’s 2017 Annual Report.
Equity securities without readily determinable fair values
As a result of the adoption of the recognition and measurement guidance and the election of the measurement alternative in the first quarter of 2018, the Firm measures equity securities without readily determinable fair values at cost less impairment (if any), plus or minus observable price changes from an identical or similar investment of the same issuer, with such changes recognized in earnings.
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
The following table presents the carrying value of equity securities without readily determinable fair values still held as of June 30, 2018, that are measured under the measurement alternative and the related adjustments recorded during the periods presented for those securities with observable price changes. These securities are included in the nonrecurring fair value tables when applicable price changes are observable.

	As of or for the
(in millions)	Three months ended June 30, 2018	Six months ended June 30, 2018
Other assets
Carrying value	$1,471	$1,471
Upward carrying value changes	67	562
Downward carrying value changes/impairment	(26)	(28)

Included in other assets above is the Firm’s interest in approximately 40 million Visa Class B shares, recorded at a nominal carrying value. These shares are subject to certain transfer restrictions currently and will be converted into Visa Class A shares upon final resolution of certain litigation matters involving Visa. The conversion rate of Visa Class B shares into Visa Class A shares is 1.6298 at June 30, 2018, and may be adjusted by Visa depending on developments related to the litigation matters.

Note 3 – Fair value option
For a discussion of the primary financial instruments for which the fair value option was elected, including the basis for those elections and the determination of instrument-specific credit risk, where relevant, refer to Note 3 of JPMorgan Chase’s 2017 Annual Report.
Changes in fair value under the fair value option election
The following table presents the changes in fair value included in the Consolidated statements of income for the three months ended June 30, 2018 and 2017, for items for which the fair value option was elected. The profit and loss information presented below only includes the financial instruments that were elected to be measured at fair value; related risk management instruments, which are required to be measured at fair value, are not included in the table.

	Three months ended June 30,
	2018				2017
(in millions)	Principal transactions	All other income		Total changes in fair value recorded (e)	Principal transactions	All other income		Total changes in fair value recorded (e)
Federal funds sold and securities purchased under resale agreements	$(33)	$—		$(33)	$(12)	$—		$(12)
Securities borrowed	29	—		29	13	—		13
Trading assets:
Debt and equity instruments, excluding loans	(259)	1	(c)	(258)	334	2	(c)	336
Loans reported as trading assets:
Changes in instrument-specific credit risk	214	(1)	(c)	213	69	9	(c)	78
Other changes in fair value	29	65	(c)	94	43	229	(c)	272
Loans:
Changes in instrument-specific credit risk	(1)	—		(1)	—	—		—
Other changes in fair value	(1)	—		(1)	1	3	(c)	4
Other assets	—	(3)	(d)	(3)	3	(16)	(d)	(13)
Deposits(a)	129	—		129	(86)	—		(86)
Federal funds purchased and securities loaned or sold under repurchase agreements	9	—		9	(3)	—		(3)
Short-term borrowings(a)	(162)	—		(162)	43	—		43
Trading liabilities	6	—		6	—	—		—
Beneficial interests issued by consolidated VIEs	—	—		—	—	—		—
Long-term debt(a)(b)	196	—		196	(170)	—		(170)

	Six months ended June 30,
	2018				2017
(in millions)	Principal transactions	All other income		Total changes in fair value recorded(e)	Principal transactions	All other income		Total changes in fair value recorded(e)
Federal funds sold and securities purchased under resale agreements	$(26)	$—		$(26)	$(33)	$—		$(33)
Securities borrowed	2	—		2	90	—		90
Trading assets:		—
Debt and equity instruments, excluding loans	(445)	1	(c)	(444)	695	2	(c)	697
Loans reported as trading assets:		—
Changes in instrument-specific credit risk	336	4	(c)	340	243	15	(c)	258
Other changes in fair value	70	(25)	(c)	45	77	352	(c)	429
Loans:		—
Changes in instrument-specific credit risk	(1)	—		(1)	(1)	—		(1)
Other changes in fair value	(2)	—		(2)	1	3	(c)	4
Other assets	2	(10)	(d)	(8)	7	(22)	(d)	(15)
Deposits(a)	339	—		339	(245)	—		(245)
Federal funds purchased and securities loaned or sold under repurchase agreements	19	—		19	2	—		2
Other borrowed funds(a)	111	—		111	(431)	—		(431)
Trading liabilities	(1)	—		(1)	(1)	—		(1)
Beneficial interests issued by consolidated VIEs	—	—		—	—	—		—
Other liabilities	—	—		—	—	—		—
Long-term debt(a)(b)	1,227	—		1,227	(923)	—		(923)

(a)
Unrealized gains/(losses) due to instrument-specific credit risk (DVA) for liabilities for which the fair value option has been elected is recorded in OCI, while realized gains/(losses) are recorded in principal transactions revenue. Realized gains/(losses) due to instrument-specific credit risk recorded in principal transaction revenue were not material for the three and six months ended June 30, 2018 and 2017, respectively.

(b)
Long-term debt measured at fair value predominantly relates to structured notes. Although the risk associated with the structured notes is actively managed, the gains/(losses) reported in this table do not include the income statement impact of the risk management instruments used to manage such risk.

(c)	Reported in mortgage fees and related income.

(d)	Reported in other income.

(e)
Changes in fair value exclude contractual interest, which is included in interest income and interest expense for all instruments other than hybrid financial instruments. For further information regarding interest income and interest expense, refer to Note 6.

Difference between aggregate fair value and aggregate remaining contractual principal balance outstanding
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of June 30, 2018, and December 31, 2017, for loans, long-term debt and long-term beneficial interests for which the fair value option has been elected.

	June 30, 2018				December 31, 2017
(in millions)	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding
Loans(a)
Nonaccrual loans
Loans reported as trading assets	$4,078		$1,159	$(2,919)	$4,219		$1,371	$(2,848)
Loans	—		—	—	39		—	(39)
Subtotal	4,078		1,159	(2,919)	4,258		1,371	(2,887)
All other performing loans
Loans reported as trading assets	46,105		44,718	(1,387)	38,157		36,590	(1,567)
Loans	3,167		3,076	(91)	2,539		2,508	(31)
Total loans	$53,350		$48,953	$(4,397)	$44,954		$40,469	$(4,485)
Long-term debt
Principal-protected debt	$29,380	(c)	$25,563	$(3,817)	$26,297	(c)	$23,848	$(2,449)
Nonprincipal-protected debt(b)	NA		24,533	NA	NA		23,671	NA
Total long-term debt	NA		$50,096	NA	NA		$47,519	NA
Long-term beneficial interests
Nonprincipal-protected debt	NA		$1	NA	NA		$45	NA
Total long-term beneficial interests	NA		$1	NA	NA		$45	NA

(a)	There were no performing loans that were ninety days or more past due as of June 30, 2018, and December 31, 2017, respectively.

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

At June 30, 2018, and December 31, 2017, the contractual amount of lending-related commitments for which the fair value option was elected was $10.9 billion and $7.4 billion, respectively, with a corresponding fair value of $(225) million and $(76) million, respectively. For further information regarding off-balance sheet lending-related financial instruments, refer to Note 27 of JPMorgan Chase’s 2017 Annual Report, and Note 20 of this Form 10-Q.
Structured note products by balance sheet classification and risk component
The following table presents the fair value of the structured notes issued by the Firm, by balance sheet classification and the primary risk type.

	June 30, 2018				December 31, 2017
(in millions)	Long-term debt	Short-term borrowings	Deposits	Total	Long-term debt	Short-term borrowings	Deposits	Total
Risk exposure
Interest rate	$22,895	$120	$8,352	$31,367	$22,056	$69	$8,058	$30,183
Credit	3,976	1,134	—	5,110	4,329	1,312	—	5,641
Foreign exchange	2,801	91	39	2,931	2,841	147	38	3,026
Equity	19,688	6,969	6,891	33,548	17,581	7,106	6,548	31,235
Commodity	259	13	2,256	2,528	230	15	4,468	4,713
Total structured notes	$49,619	$8,327	$17,538	$75,484	$47,037	$8,649	$19,112	$74,798

Note 4 – Derivative instruments
JPMorgan Chase makes markets in derivatives for clients and also uses derivatives to hedge or manage its own risk exposures. For a further discussion of the Firm’s use of and accounting policies regarding derivative instruments, refer to Note 5 of JPMorgan Chase’s 2017 Annual Report.
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
Derivatives designated as hedges
The adoption of the new hedge accounting guidance in the first quarter of 2018 better aligns hedge accounting with the economics of the Firm’s risk management activities. For additional information, refer to Note 17.
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

The following table outlines the Firm’s primary uses of derivatives and the related hedge accounting designation or disclosure category.

Type of Derivative	Use of Derivative	Designation and disclosure	Affected segment or unit	10-Q page reference
Manage specifically identified risk exposures in qualifying hedge accounting relationships:
• Interest rate	Hedge fixed rate assets and liabilities	Fair value hedge	Corporate	115-116
• Interest rate	Hedge floating-rate assets and liabilities	Cash flow hedge	Corporate	117
• Foreign exchange	Hedge foreign currency-denominated assets and liabilities	Fair value hedge	Corporate	115-116
• Foreign exchange	Hedge foreign currency-denominated forecasted revenue and expense	Cash flow hedge	Corporate	117
• Foreign exchange	Hedge the value of the Firm’s investments in non-U.S. dollar functional currency entities	Net investment hedge	Corporate	118
• Commodity	Hedge commodity inventory	Fair value hedge	CIB	115-116
Manage specifically identified risk exposures not designated in qualifying hedge accounting relationships:
• Interest rate	Manage the risk of the mortgage pipeline, warehouse loans and MSRs	Specified risk management	CCB	118
• Credit	Manage the credit risk of wholesale lending exposures	Specified risk management	CIB	118
• Interest rate and foreign exchange	Manage the risk of certain other specified assets and liabilities	Specified risk management	Corporate	118
Market-making derivatives and other activities:
• Various	Market-making and related risk management	Market-making and other	CIB	118
• Various	Other derivatives	Market-making and other	CIB, Corporate	118

Notional amount of derivative contracts
The following table summarizes the notional amount of derivative contracts outstanding as of June 30, 2018, and December 31, 2017.

	Notional amounts(b)
(in billions)	June 30, 2018	December 31, 2017
Interest rate contracts
Swaps	$25,329	$21,043
Futures and forwards	6,335	4,904
Written options	4,402	3,576
Purchased options	4,691	3,987
Total interest rate contracts	40,757	33,510
Credit derivatives(a)	1,528	1,522
Foreign exchange contracts
Cross-currency swaps	3,920	3,953
Spot, futures and forwards	7,143	5,923
Written options	910	786
Purchased options	898	776
Total foreign exchange contracts	12,871	11,438
Equity contracts
Swaps	377	367
Futures and forwards	87	90
Written options	579	531
Purchased options	529	453
Total equity contracts	1,572	1,441
Commodity contracts
Swaps	144	116
Spot, futures and forwards	177	168
Written options	142	98
Purchased options	128	93
Total commodity contracts	591	475
Total derivative notional amounts	$57,319	$48,386

(a)	For more information on volumes and types of credit derivative contracts, refer to the Credit derivatives discussion on page 119.

(b)	Represents the sum of gross long and gross short third-party notional derivative contracts.
While the notional amounts disclosed above give an indication of the volume of the Firm’s derivatives activity, the notional amounts significantly exceed, in the Firm’s view, the possible losses that could arise from such transactions. For most derivative transactions, the notional amount is not exchanged; it is used simply as a reference to calculate payments.

Impact of derivatives on the Consolidated balance sheets
The following table summarizes information on derivative receivables and payables (before and after netting adjustments) that are reflected on the Firm’s Consolidated balance sheets as of June 30, 2018, and December 31, 2017, by accounting designation (e.g., whether the derivatives were designated in qualifying hedge accounting relationships or not) and contract type.

Free-standing derivative receivables and payables(a)
	Gross derivative receivables						Gross derivative payables
June 30, 2018 (in millions)	Not designated as hedges		Designated as hedges		Total derivative receivables	Net derivative receivables(b)	Not designated as hedges		Designated as hedges		Total derivative payables	Net derivative payables(b)
Trading assets and liabilities
Interest rate	$280,176		$835		$281,011	$22,971	$253,982		$1		$253,983	$8,615
Credit	20,934		—		20,934	624	20,778		—		20,778	1,502
Foreign exchange	195,436		1,036		196,472	16,763	186,487		1,080		187,567	12,521
Equity	44,965		—		44,965	10,176	48,384		—		48,384	11,482
Commodity	21,637		231		21,868	7,976	23,049		101		23,150	8,391
Total fair value of trading assets and liabilities	$563,148		$2,102		$565,250	$58,510	$532,680		$1,182		$533,862	$42,511

	Gross derivative receivables						Gross derivative payables
December 31, 2017 (in millions)	Not designated as hedges		Designated as hedges		Total derivative receivables	Net derivative receivables(b)	Not designated as hedges		Designated as hedges		Total derivative payables	Net derivative payables(b)
Trading assets and liabilities
Interest rate	$314,962	(c)	$1,030	(c)	$315,992	$24,673	$284,433	(c)	$3	(c)	$284,436	$7,129
Credit	23,205		—		23,205	869	23,252		—		23,252	1,299
Foreign exchange	159,740		491		160,231	16,151	154,601		1,221		155,822	12,473
Equity	40,040		—		40,040	7,882	45,395		—		45,395	9,192
Commodity	20,066		19		20,085	6,948	21,498		403		21,901	7,684
Total fair value of trading assets and liabilities	$558,013	(c)	$1,540	(c)	$559,553	$56,523	$529,179	(c)	$1,627	(c)	$530,806	$37,777

(a)	Balances exclude structured notes for which the fair value option has been elected. Refer to Note 3 for further information.

(b)
As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral receivables and payables when a legally enforceable master netting agreement exists.

(c)	The prior period amounts have been revised to conform with the current period presentation.

Derivatives netting
The following tables present, as of June 30, 2018, and December 31, 2017, gross and net derivative receivables and payables by contract and settlement type. Derivative receivables and payables, as well as the related cash collateral from the same counterparty have been netted on the Consolidated balance sheets where the Firm has obtained an appropriate legal opinion with respect to the master netting agreement. Where such a legal opinion has not been either sought or obtained, amounts are not eligible for netting on the Consolidated balance sheets, and those derivative receivables and payables are shown separately in the tables below.
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

	June 30, 2018				December 31, 2017
(in millions)	Gross derivative receivables	Amounts netted on the Consolidated balance sheets		Net derivative receivables	Gross derivative receivables	Amounts netted on the Consolidated balance sheets		Net derivative receivables
U.S. GAAP nettable derivative receivables
Interest rate contracts:
Over-the-counter (“OTC”)	$269,291	$(249,903)		$19,388	$305,569	$(284,917)		$20,652
OTC–cleared	7,958	(7,936)		22	6,531	(6,318)		213
Exchange-traded(a)	310	(201)		109	185	(84)		101
Total interest rate contracts	277,559	(258,040)		19,519	312,285	(291,319)		20,966
Credit contracts:
OTC	12,588	(12,244)		344	15,390	(15,165)		225
OTC–cleared	8,137	(8,066)		71	7,225	(7,170)		55
Total credit contracts	20,725	(20,310)		415	22,615	(22,335)		280
Foreign exchange contracts:
OTC	192,088	(179,280)		12,808	155,289	(142,420)		12,869
OTC–cleared	417	(408)		9	1,696	(1,654)		42
Exchange-traded(a)	39	(21)		18	141	(7)		134
Total foreign exchange contracts	192,544	(179,709)		12,835	157,126	(144,081)		13,045
Equity contracts:
OTC	24,300	(21,376)		2,924	22,024	(19,917)		2,107
Exchange-traded(a)	15,836	(13,413)		2,423	14,188	(12,241)		1,947
Total equity contracts	40,136	(34,789)		5,347	36,212	(32,158)		4,054
Commodity contracts:
OTC	11,443	(4,553)		6,890	10,903	(4,436)		6,467
Exchange-traded(a)	9,806	(9,339)		467	8,854	(8,701)		153
Total commodity contracts	21,249	(13,892)		7,357	19,757	(13,137)		6,620
Derivative receivables with appropriate legal opinion	552,213	(506,740)	(b)	45,473	547,995	(503,030)	(b)	44,965
Derivative receivables where an appropriate legal opinion has not been either sought or obtained	13,037			13,037	11,558			11,558
Total derivative receivables recognized on the Consolidated balance sheets	$565,250			$58,510	$559,553			$56,523
Collateral not nettable on the Consolidated balance sheets(c)(d)				(13,572)				(13,363)
Net amounts				$44,938				$43,160

	June 30, 2018				December 31, 2017
(in millions)	Gross derivative payables	Amounts netted on the Consolidated balance sheets		Net derivative payables	Gross derivative payables	Amounts netted on the Consolidated balance sheets		Net derivative payables
U.S. GAAP nettable derivative payables
Interest rate contracts:
OTC	$244,282	$(237,947)		$6,335	$276,960	$(271,294)		$5,666
OTC–cleared	7,301	(7,220)		81	6,004	(5,928)		76
Exchange-traded(a)	210	(201)		9	127	(84)		43
Total interest rate contracts	251,793	(245,368)		6,425	283,091	(277,306)		5,785
Credit contracts:
OTC	13,255	(11,898)		1,357	16,194	(15,170)		1,024
OTC–cleared	7,420	(7,378)		42	6,801	(6,784)		17
Total credit contracts	20,675	(19,276)		1,399	22,995	(21,954)		1,041
Foreign exchange contracts:
OTC	183,951	(174,600)		9,351	150,966	(141,789)		9,177
OTC–cleared	450	(439)		11	1,555	(1,553)		2
Exchange-traded(a)	23	(7)		16	98	(7)		91
Total foreign exchange contracts	184,424	(175,046)		9,378	152,619	(143,349)		9,270
Equity contracts:
OTC	28,247	(23,402)		4,845	28,193	(23,969)		4,224
Exchange-traded(a)	14,243	(13,500)		743	12,720	(12,234)		486
Total equity contracts	42,490	(36,902)		5,588	40,913	(36,203)		4,710
Commodity contracts:
OTC	13,215	(5,492)		7,723	12,645	(5,508)		7,137
Exchange-traded(a)	9,402	(9,267)		135	8,870	(8,709)		161
Total commodity contracts	22,617	(14,759)		7,858	21,515	(14,217)		7,298
Derivative payables with appropriate legal opinion	521,999	(491,351)	(b)	30,648	521,133	(493,029)	(b)	28,104
Derivative payables where an appropriate legal opinion has not been either sought or obtained	11,863			11,863	9,673			9,673
Total derivative payables recognized on the Consolidated balance sheets	$533,862			$42,511	$530,806			$37,777
Collateral not nettable on the Consolidated balance sheets(c)(d)				(4,363)				(4,180)
Net amounts				$38,148				$33,597

(a)	Exchange-traded derivative balances that relate to futures contracts are settled daily.

(b)
Net derivatives receivable included cash collateral netted of $57.3 billion and $55.5 billion at June 30, 2018, and December 31, 2017, respectively. Net derivatives payable included cash collateral netted of $41.9 billion and $45.5 billion related to OTC and OTC-cleared derivatives at June 30, 2018, and December 31, 2017, respectively.

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

Liquidity risk and credit-related contingent features
For a more detailed discussion of liquidity risk and credit-related contingent features related to the Firm’s derivative contracts, refer to Note 5 of JPMorgan Chase’s 2017 Annual Report.
The following table shows the aggregate fair value of net derivative payables related to OTC and OTC-cleared derivatives that contain contingent collateral or termination features that may be triggered upon a ratings downgrade, and the associated collateral the Firm has posted in the normal course of business, at June 30, 2018, and
December 31, 2017.

OTC and OTC-cleared derivative payables containing downgrade triggers
(in millions)	June 30, 2018	December 31, 2017
Aggregate fair value of net derivative payables	$10,796	$11,916
Collateral posted	9,066	9,973

The following table shows the impact of a single-notch and two-notch downgrade of the long-term issuer ratings of JPMorgan Chase & Co. and its subsidiaries, predominantly JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank, N.A.”),
at June 30, 2018, and December 31, 2017, related to OTC and OTC-cleared derivative contracts with contingent collateral or termination features that may be triggered upon a ratings downgrade. Derivatives contracts generally require additional collateral to be posted or terminations to be triggered when the predefined threshold rating is breached. A downgrade by a single rating agency that does not result in a rating lower than a preexisting corresponding rating provided by another major rating agency will generally not result in additional collateral, (except in certain instances in which additional initial margin may be required upon a ratings downgrade), nor in termination payments requirements. The liquidity impact in the table is calculated based upon a downgrade below the lowest current rating of the rating agencies referred to in the derivative contract.

Liquidity impact of downgrade triggers on OTC and OTC-cleared derivatives
	June 30, 2018		December 31, 2017
(in millions)	Single-notch downgrade	Two-notch downgrade	Single-notch downgrade	Two-notch downgrade
Amount of additional collateral to be posted upon downgrade(a)	$118	$2,027	$79	$1,989
Amount required to settle contracts with termination triggers upon downgrade(b)	242	860	320	650

(a)	Includes the additional collateral to be posted for initial margin.

(b)	Amounts represent fair values of derivative payables, and do not reflect collateral posted.
Derivatives executed in contemplation of a sale of the underlying financial asset
In certain instances the Firm enters into transactions in which it transfers financial assets but maintains the economic exposure to the transferred assets by entering into a derivative with the same counterparty in contemplation of the initial transfer. The Firm generally accounts for such transfers as collateralized financing transactions as described in Note 10, but in limited circumstances they may qualify to be accounted for as a sale and a derivative under U.S. GAAP. The amount of such transfers accounted for as a sale where the associated derivative was outstanding at June 30, 2018 was not material, and there were no such transfers at December 31, 2017.

Impact of derivatives on the Consolidated statements of income
The following tables provide information related to gains and losses recorded on derivatives based on their hedge accounting designation or purpose.
Fair value hedge gains and losses
The following tables present derivative instruments, by contract type, used in fair value hedge accounting relationships, as well as pre-tax gains/(losses) recorded on such derivatives and the related hedged items for the three and six months ended June 30, 2018 and 2017, respectively. The Firm includes gains/(losses) on the hedging derivative in the same line item in the Consolidated statements of income as the related hedged item.

	Gains/(losses) recorded in income			Income statement impact of excluded components(f)		OCI impact
Three months ended June 30, 2018 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(g)
Contract type
Interest rate(a)(b)	$(400)	$553	$153	$—	$152	$—
Foreign exchange(c)	376	(254)	122	(145)	122	(89)
Commodity(d)	11	(18)	(7)	—	16	—
Total	$(13)	$281	$268	$(145)	$290	$(89)

	Gains/(losses) recorded in income			Income statement impact due to:
Three months ended June 30, 2017 (in millions)	Derivatives	Hedged items	Income statement impact	Hedge ineffectiveness(e)	Excluded components(f)
Contract type
Interest rate(a)(b)	$128	$46	$174	$(13)	$187
Foreign exchange(c)	(1,497)	1,493	(4)	—	(4)
Commodity(d)	97	(64)	33	3	30
Total	$(1,272)	$1,475	$203	$(10)	$213

	Gains/(losses) recorded in income			Income statement impact of excluded components(f)		OCI impact
Six months ended June 30, 2018 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(g)
Contract type
Interest rate(a)(b)	$(1,877)	$2,182	$305	$—	$299	$—
Foreign exchange(c)	520	(287)	233	(267)	233	(141)
Commodity(d)	195	(165)	30	—	34	—
Total	$(1,162)	$1,730	$568	$(267)	$566	$(141)

	Gains/(losses) recorded in income			Income statement impact due to:
Six months ended June 30, 2017 (in millions)	Derivatives	Hedged items	Income statement impact	Hedge ineffectiveness(e)	Excluded components(f)
Contract type
Interest rate(a)(b)	$(153)	$577	$424	$(14)	$438
Foreign exchange(c)	(2,272)	2,233	(39)	—	(39)
Commodity(d)	(366)	400	34	19	15
Total	$(2,791)	$3,210	$419	$5	$414

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

As of June 30, 2018, the following amounts were recorded on the Consolidated balance sheets related to certain cumulative fair value hedge basis adjustments that are expected to impact the income statement in future periods (e.g., as adjustments to yield or to securities gains/losses).

	Carrying amount of the hedged items(a)(b)		Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged items:
June 30, 2018 (in millions)			Active hedging relationships	Discontinued hedging relationships(d)	Total
Assets
Investment securities - AFS	$47,402	(c)	$(1,861)	$488	$(1,373)
Liabilities
Long-term debt	$131,705		$(1,413)	$(11)	$(1,424)
Beneficial interests issued by consolidated VIEs	7,665		—	(51)	(51)

(a)
Excludes physical commodities with a carrying value of $6.2 billion to which the Firm applies fair value hedge accounting. As a result of the application of hedge accounting, these inventories are carried at fair value, thus recognizing unrealized gains and losses in current periods. Given the Firm exits these positions at fair value, there is no incremental impact to net income in future periods.

(b)
Excludes hedged items where only foreign currency risk is the designated hedged risk, as basis adjustments related to foreign currency hedges generally will not impact the income statement in future periods. The carrying amount excluded for available-for-sale securities is $15.4 billion and for long-term debt is $7.2 billion.

(c)	Carrying amount represents the amortized cost.

(d)	Represents hedged items no longer designated in qualifying fair value hedging relationships for which an associated basis adjustment exists at the balance sheet date.

Cash flow hedge gains and losses
The following tables present derivative instruments, by contract type, used in cash flow hedge accounting relationships, and the pre-tax gains/(losses) recorded on such derivatives, for the three and six months ended June 30, 2018 and 2017, respectively. The Firm includes the gain/(loss) on the hedging derivative in the same line item in the Consolidated statements of income as the change in cash flows on the related hedged item.

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Three months ended June 30, 2018 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$13	$(33)	$(46)
Foreign exchange(b)	6	(166)	(172)
Total	$19	$(199)	$(218)

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Three months ended June 30, 2017 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI(c)	Total change in OCI for period
Contract type
Interest rate(a)	$(6)	$1	$7
Foreign exchange(b)	(59)	22	81
Total	$(65)	$23	$88

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Six months ended June 30, 2018 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$26	$(111)	$(137)
Foreign exchange(b)	45	(132)	(177)
Total	$71	$(243)	$(314)

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Six months ended June 30, 2017 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI(c)	Total change in OCI for period
Contract type
Interest rate(a)	$(17)	$12	$29
Foreign exchange(b)	(133)	70	203
Total	$(150)	$82	$232

(a)	Primarily consists of benchmark interest rate hedges of LIBOR-indexed floating-rate assets and floating-rate liabilities. Gains and losses were recorded in net interest income.

(b)
Primarily consists of hedges of the foreign currency risk of non-U.S. dollar-denominated revenue and expense. The income statement classification of gains and losses follows the hedged item – primarily noninterest revenue and compensation expense.

(c)
Represents the effective portion of changes in value of the related hedging derivative. Hedge ineffectiveness is the amount by which the cumulative gain or loss on the designated derivative instrument exceeds the present value of the cumulative expected change in cash flows on the hedged item attributable to the hedged risk. The Firm did not recognize any ineffectiveness on cash flow hedges during the three and six months ended June 30, 2017.

The Firm did not experience any forecasted transactions that failed to occur for the three and six months ended June 30, 2018 and 2017.
Over the next 12 months, the Firm expects that approximately $(54) million (after-tax) of net losses recorded in AOCI at June 30, 2018, related to cash flow hedges will be recognized in income. For terminated cash flow hedges, the maximum length of time over which forecasted transactions are remaining is approximately five years.
For open cash flow hedges, the maximum length of time over which forecasted transactions are hedged is approximately seven years. The Firm’s longer-dated forecasted transactions relate to core lending and borrowing activities.

Net investment hedge gains and losses
The following table presents hedging instruments, by contract type, that were used in net investment hedge accounting relationships, and the pre-tax gains/(losses) recorded on such instruments for the three and six months ended June 30, 2018 and 2017.

	2018		2017
Three months ended June 30, (in millions)	Amounts recorded in income(a)(c)	Amounts recorded in OCI	Amounts recorded in income(a)(c)	Amounts recorded in OCI(b)
Foreign exchange derivatives	$4	$1,204	$(50)	$(319)

	2018		2017
Six months ended June 30, (in millions)	Amounts recorded in income(a)(c)	Amounts recorded in OCI	Amounts recorded in income(a)(c)	Amounts recorded in OCI(b)
Foreign exchange derivatives	$(7)	$815	$(112)	$(828)

(a)
Certain components of hedging derivatives are permitted to be excluded from the assessment of hedge effectiveness, such as forward points on foreign exchange forward contracts. The Firm elects to record changes in fair value of these amounts directly in other income.

(b)
Represents the effective portion of changes in value of the related hedging derivative. The Firm did not recognize any ineffectiveness on net investment hedges directly in income during the three and six months ended June 30, 2017.

(c)	Excludes amounts reclassified from AOCI to income on the sale or liquidation of hedged entities. For additional information, refer to Note 17.
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

	Derivatives gains/(losses) recorded in income
	Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Contract type
Interest rate(a)	$(25)	$238	$(235)	$221
Credit(b)	(3)	(7)	(10)	(52)
Foreign exchange(c)	130	(14)	100	(34)
Total	$102	$217	$(145)	$135

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

Gains and losses on derivatives related to market-making activities and other derivatives
The Firm makes markets in derivatives in order to meet the needs of customers and uses derivatives to manage certain risks associated with net open risk positions from its market-making activities, including the counterparty credit risk arising from derivative receivables. All derivatives not included in the hedge accounting or specified risk management categories above are included in this category. Gains and losses on these derivatives are primarily recorded in principal transactions revenue. Refer to Note 5 for information on principal transactions revenue.

Credit derivatives
For a more detailed discussion of credit derivatives, refer to Note 5 of JPMorgan Chase’s 2017 Annual Report. The Firm does not use notional amounts of credit derivatives as the primary measure of risk management for such derivatives, because the notional amount does not take into account the probability of the occurrence of a credit event, the recovery value of the reference obligation, or related cash instruments and economic hedges, each of which reduces, in the Firm’s view, the risks associated with such derivatives.
Total credit derivatives and credit-related notes

	Maximum payout/Notional amount
June 30, 2018 (in millions)	Protection sold	Protection purchased with identical underlyings(b)	Net protection (sold)/purchased(c)	Other protection purchased(d)
Credit derivatives
Credit default swaps	$(699,082)	$709,891	$10,809	$5,492
Other credit derivatives(a)	(50,995)	52,285	1,290	10,956
Total credit derivatives	(750,077)	762,176	12,099	16,448
Credit-related notes	(18)	—	(18)	7,516
Total	$(750,095)	$762,176	$12,081	$23,964

	Maximum payout/Notional amount
December 31, 2017 (in millions)	Protection sold	Protection purchased with identical underlyings(b)	Net protection (sold)/purchased(c)	Other protection purchased(d)
Credit derivatives
Credit default swaps	$(690,224)	$702,098	$11,874	$5,045
Other credit derivatives(a)	(54,157)	59,158	5,001	11,747
Total credit derivatives	(744,381)	761,256	16,875	16,792
Credit-related notes	(18)	—	(18)	7,915
Total	$(744,399)	$761,256	$16,857	$24,707

(a)	Other credit derivatives largely consists of credit swap options.

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
The following tables summarize the notional amounts by the ratings, maturity profile, and total fair value, of credit derivatives and credit-related notes as of June 30, 2018, and December 31, 2017, where JPMorgan Chase is the seller of protection. The maturity profile is based on the remaining contractual maturity of the credit derivative contracts. The ratings profile is based on the rating of the reference entity on which the credit derivative contract is based. The ratings and maturity profile of credit derivatives and credit-related notes where JPMorgan Chase is the purchaser of protection are comparable to the profile reflected below.

Protection sold — credit derivatives and credit-related notes ratings(a)/maturity profile
June 30, 2018 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)	Fair value of payables(b)	Net fair value
Risk rating of reference entity
Investment-grade	$(124,866)	$(359,780)	$(43,198)	$(527,844)	$6,831	$(1,926)	$4,905
Noninvestment-grade	(59,660)	(145,949)	(16,642)	(222,251)	6,925	(4,435)	2,490
Total	$(184,526)	$(505,729)	$(59,840)	$(750,095)	$13,756	$(6,361)	$7,395

December 31, 2017 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)	Fair value of payables(b)	Net fair value
Risk rating of reference entity
Investment-grade	$(159,286)	$(319,726)	$(39,429)	$(518,441)	$8,516	$(1,134)	$7,382
Noninvestment-grade	(73,394)	(134,125)	(18,439)	(225,958)	7,407	(5,313)	2,094
Total	$(232,680)	$(453,851)	$(57,868)	$(744,399)	$15,923	$(6,447)	$9,476

(a)	The ratings scale is primarily based on external credit ratings defined by S&P and Moody’s.

(b)	Amounts are shown on a gross basis, before the benefit of legally enforceable master netting agreements and cash collateral received by the Firm.

Note 5 – Noninterest revenue and noninterest
expense
Noninterest revenue
For a discussion of the components of and accounting policies for the Firm’s noninterest revenue, refer to Note 6 of JPMorgan Chase’s 2017 Annual Report.
The adoption of the revenue recognition guidance in the first quarter of 2018, requires gross presentation of certain costs previously offset against revenue, predominantly associated with certain distribution costs (previously offset against asset management, administration and commissions), with the remainder associated with certain underwriting costs (previously offset against investment banking fees). Adoption of the guidance did not result in any material changes in the timing of revenue recognition. This guidance was adopted retrospectively and, accordingly, prior period amounts were revised, which resulted in an increase in both noninterest revenue and noninterest expense. For additional information, refer to Note 1.
Investment banking fees
The following table presents the components of investment banking fees.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Underwriting
Equity	$573	$379	$925	$803
Debt	964	968	1,760	1,928
Total underwriting	1,537	1,347	2,685	2,731
Advisory	631	499	1,219	995
Total investment banking fees	$2,168	$1,846	$3,904	$3,726
Principal transactions
The following table presents all realized and unrealized gains and losses recorded in principal transactions revenue. This table excludes interest income and interest expense on trading assets and liabilities, which are an integral part of the overall performance of the Firm’s client-driven market-making activities. Refer to Note 6 for further information on interest income and interest expense. Trading revenue is presented primarily by instrument type. The Firm’s client-driven market-making businesses generally utilize a variety of instrument types in connection with their market-making and related risk-management activities; accordingly, the trading revenue presented in the table below is not representative of the total revenue of any individual line of business.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Trading revenue by instrument type
Interest rate	$672	$588	$1,446	$1,383
Credit	648	278	1,028	958
Foreign exchange	745	901	1,769	1,682
Equity	1,386	1,118	3,013	2,238
Commodity	246	120	523	305
Total trading revenue	3,697	3,005	7,779	6,566
Private equity gains/(losses)	85	132	(45)	153
Principal transactions	$3,782	$3,137	$7,734	$6,719
Lending- and deposit-related fees
The following table presents the components of lending- and deposit-related fees.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Lending-related fees	$280	$269	$554	$544
Deposit-related fees	1,215	1,213	2,418	2,386
Total lending- and deposit-related fees	$1,495	$1,482	$2,972	$2,930
Asset management, administration and commissions
The following table presents the components of Firmwide asset management, administration and commissions.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Asset management fees
Investment management fees(a)	$2,671	$2,551	$5,365	$4,967
All other asset management fees(b)	66	84	132	163
Total asset management fees	2,737	2,635	5,497	5,130

Total administration fees(c)	557	504	1,118	986

Commission and other fees
Brokerage commissions	631	567	1,283	1,145
All other commissions and fees	379	341	715	663
Total commissions and fees	1,010	908	1,998	1,808
Total asset management, administration and commissions	$4,304	$4,047	$8,613	$7,924

(a)	Represents fees earned from managing assets on behalf of the Firm’s clients, including investors in Firm-sponsored funds and owners of separately managed investment accounts.

(b)	Represents fees for services that are ancillary to investment management services, such as commissions earned on the sales or distribution of mutual funds to clients.

(c)	Predominantly includes fees for custody, securities lending, funds services and securities clearance.

Card income
The following table presents the components of card income:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Interchange and merchant processing income	$4,723	$4,309	$9,082	$8,215
Rewards costs and partner payments(a)	(3,527)	(2,689)	(6,411)	(5,214)
Other card income(b)	(176)	(453)	(376)	(920)
Total card income	$1,020	$1,167	$2,295	$2,081

(a)	Includes an adjustment to the credit card rewards liability of approximately $330 million.

(b)	Predominantly represents annual fees and new account origination costs, which are deferred and recognized on a straight-line basis over a 12-month period.
Other income
Other income on the Firm’s Consolidated statements of income included the following:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Operating lease income	$1,112	$873	$2,159	$1,697
Noninterest expense
Other expense
Other expense on the Firm’s Consolidated statements of income included the following:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Legal expense	$—	$61	$70	$279
FDIC-related expense	368	376	751	757

Note 6 – Interest income and Interest expense
For a description of JPMorgan Chase’s accounting policies regarding interest income and interest expense, refer to Note 7 of JPMorgan Chase’s 2017 Annual Report.
The following table presents the components of interest income and interest expense.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Interest income
Loans(a)	$11,634	$9,995	$22,708	$19,746
Taxable securities	1,383	1,410	2,696	2,840
Non-taxable securities(b)	395	479	805	937
Total investment securities(a)	1,778	1,889	3,501	3,777
Trading assets	2,111	1,806	4,214	3,664
Federal funds sold and securities purchased under resale agreements	807	528	1,538	1,054
Securities borrowed(c)	148	(21)	210	(65)
Deposits with banks	1,543	1,018	2,864	1,743
All other interest-earning assets(d)	848	435	1,529	773
Total interest income	18,869	15,650	36,564	30,692
Interest expense
Interest-bearing deposits	1,340	629	2,400	1,112
Federal funds purchased and securities loaned or sold under repurchase agreements	759	387	1,337	680
Short-term borrowings(e)	260	96	469	169
Trading liabilities – debt and all other interest-bearing liabilities(f)	901	515	1,561	920
Long-term debt	2,003	1,687	3,756	3,276
Beneficial interest issued by consolidated VIEs	121	128	244	263
Total interest expense	5,384	3,442	9,767	6,420
Net interest income	13,485	12,208	26,797	24,272
Provision for credit losses	1,210	1,215	2,375	2,530
Net interest income after provision for credit losses	$12,275	$10,993	$24,422	$21,742

(a)	Includes the amortization/accretion of unearned income (e.g., purchase premiums/discounts, net deferred fees/costs, etc.).

(b)	Represents securities which are tax-exempt for U.S. federal income tax purposes.

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

Note 7 – Pension and other postretirement employee benefit plans
For a discussion of JPMorgan Chase’s pension and OPEB plans, refer to Note 8 of JPMorgan Chase’s 2017 Annual Report.
The following table presents the components of net periodic benefit costs reported in the Consolidated statements of income for the Firm’s U.S. and non-U.S. defined benefit pension, defined contribution and OPEB plans.

	Three months ended June 30,				Six months ended June 30,
	2018	2017	2018	2017	2018	2017	2018	2017
(in millions)	Defined benefit pension plans		OPEB plans		Defined benefit pension plans		OPEB plans
Components of net periodic benefit cost
Benefits earned during the period	$89	$82	$—	$—	$179	$164	$—	$—
Interest cost on benefit obligations	139	150	6	7	278	299	12	14
Expected return on plan assets	(247)	(242)	(26)	(24)	(495)	(483)	(52)	(48)
Amortization:
Net (gain)/loss	26	62	—	—	52	124	—	—
Prior service cost/(credit)	(6)	(9)	—	—	(12)	(18)	—	—
Settlement	—	—	—	—	—	(3)	—	—
Net periodic defined benefit cost(a)	1	43	(20)	(17)	2	83	(40)	(34)
Other defined benefit pension plans(b)	9	6	NA	NA	15	10	NA	NA
Total defined benefit plans	10	49	(20)	(17)	17	93	(40)	(34)
Total defined contribution plans	222	210	NA	NA	432	396	NA	NA
Total pension and OPEB cost included in noninterest expense	$232	$259	$(20)	$(17)	$449	$489	$(40)	$(34)

(a)
Effective January 1, 2018, benefits earned during the period are reported in compensation expense; all other components of net periodic defined benefit costs are reported within other expense in the Consolidated statements of income.

(b)	Includes various defined benefit pension plans which are individually immaterial.
The following table presents the fair values of plan assets for the U.S. defined benefit pension and OPEB plans and for the material non-U.S. defined benefit pension plans.

(in billions)	June 30, 2018	December 31, 2017
Fair value of plan assets
Defined benefit pension plans	$19.2	$19.6
OPEB plans	2.7	2.8
There are no expected contributions to the U.S. defined benefit pension plan for 2018.

Note 8 – Employee share-based incentives
For a discussion of the accounting policies and other information relating to employee share-based incentives, refer to Note 9 of JPMorgan Chase’s 2017 Annual Report.
The Firm recognized the following noncash compensation expense related to its various employee share-based incentive plans in its Consolidated statements of income.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Cost of prior grants of RSUs, stock appreciation rights (“SARs”) and performance share units (“PSUs”) that are amortized over their applicable vesting periods	$276	$290	$674	$600
Accrual of estimated costs of share-based awards to be granted in future periods including those to full-career eligible employees	304	235	612	526
Total noncash compensation expense related to employee share-based incentive plans	$580	$525	$1,286	$1,126
In the first quarter of 2018, in connection with its annual incentive grant for the 2017 performance year, the Firm granted 17 million RSUs and 516 thousand PSUs with weighted-average grant date fair values of $111.17 per RSU and $110.46 per PSU.

Note 9 – Investment securities
Investment securities consist of debt securities that are classified as AFS or HTM. Debt securities classified as trading assets are discussed in Note 2. Predominantly all of the Firm’s AFS and HTM securities are held by Treasury and CIO in connection with its asset-liability management activities. At June 30, 2018, the investment securities portfolio consisted of debt securities with an average credit rating of AA+ (based upon external ratings where available, and where not available, based primarily upon internal ratings which correspond to ratings as defined by S&P and Moody’s). For additional information regarding the investment securities portfolio, refer to Note 10 of JPMorgan Chase’s 2017 Annual Report.
As a result of the adoption of the premium amortization accounting guidance in the first quarter of 2018, premiums on purchased callable debt securities must be amortized to the earliest call date for debt securities with call features that are explicit, noncontingent and callable at fixed prices and on preset dates. The guidance primarily impacts obligations of U.S. states and municipalities held in the Firm’s investment securities portfolio. For additional information, refer to Note 17.
As permitted by the new hedge accounting guidance, the Firm also elected to transfer U.S. government agency MBS, commercial MBS, and obligations of U.S. states and municipalities with a carrying value of $22.4 billion from HTM to AFS in the first quarter of 2018. This transfer was a non-cash transaction. For additional information, refer to Note 17.
The amortized costs and estimated fair values of the investment securities portfolio were as follows for the dates indicated.

	June 30, 2018				December 31, 2017
(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale securities
Mortgage-backed securities:
U.S. government agencies(a)	$62,595	$521	$1,194	$61,922	$69,879	$736	$335	$70,280
Residential:
U.S.	6,996	152	30	7,118	8,193	185	14	8,364
Non-U.S.	2,457	107	2	2,562	2,882	122	1	3,003
Commercial	7,961	75	209	7,827	4,932	98	5	5,025
Total mortgage-backed securities	80,009	855	1,435	79,429	85,886	1,141	355	86,672
U.S. Treasury and government agencies	24,962	524	142	25,344	22,510	266	31	22,745
Obligations of U.S. states and municipalities	37,459	1,926	55	39,330	30,490	1,881	33	32,338
Certificates of deposit	75	—	—	75	59	—	—	59
Non-U.S. government debt securities	25,307	413	34	25,686	26,900	426	32	27,294
Corporate debt securities	2,078	58	3	2,133	2,657	101	1	2,757
Asset-backed securities:
Collateralized loan obligations	21,145	22	21	21,146	20,928	69	1	20,996
Other	8,819	74	27	8,866	8,764	77	24	8,817
Total available-for-sale debt securities	199,854	3,872	1,717	202,009	198,194	3,961	477	201,678
Available-for-sale equity securities(b)	—	—	—	—	547	—	—	547
Total available-for-sale securities	199,854	3,872	1,717	202,009	198,741	3,961	477	202,225
Held-to-maturity securities
Mortgage-backed securities:
U.S. government agencies(c)	26,168	60	269	25,959	27,577	558	40	28,095
Commercial	—	—	—	—	5,783	1	74	5,710
Total mortgage-backed securities	26,168	60	269	25,959	33,360	559	114	33,805
Obligations of U.S. states and municipalities	4,838	96	20	4,914	14,373	554	80	14,847
Total held-to-maturity securities	31,006	156	289	30,873	47,733	1,113	194	48,652
Total investment securities	$230,860	$4,028	$2,006	$232,882	$246,474	$5,074	$671	$250,877

(a)	Includes total U.S. government-sponsored enterprise obligations with fair values of $39.1 billion and $45.8 billion at June 30, 2018, and December 31, 2017, respectively.

(b)	Effective January 1, 2018, the Firm adopted the recognition and measurement guidance. Equity securities that were previously reported as AFS securities were reclassified to other assets upon adoption.

(c)	Included total U.S. government-sponsored enterprise obligations with amortized cost of $20.1 billion and $22.0 billion at June 30, 2018, and December 31, 2017, respectively.

Investment securities impairment
The following tables present the fair value and gross unrealized losses for investment securities by aging category at June 30, 2018, and December 31, 2017.

	Investment securities with gross unrealized losses
	Less than 12 months		12 months or more
June 30, 2018 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale securities
Mortgage-backed securities:
U.S. government agencies	$36,060	$868	$6,309	$326	$42,369	$1,194
Residential:
U.S.	1,345	23	455	7	1,800	30
Non-U.S.	513	1	157	1	670	2
Commercial	3,248	124	1,463	85	4,711	209
Total mortgage-backed securities	41,166	1,016	8,384	419	49,550	1,435
U.S. Treasury and government agencies	3,761	118	294	24	4,055	142
Obligations of U.S. states and municipalities	2,217	21	1,220	34	3,437	55
Certificates of deposit	—	—	—	—	—	—
Non-U.S. government debt securities	3,786	13	1,308	21	5,094	34
Corporate debt securities	191	3	—	—	191	3
Asset-backed securities:
Collateralized loan obligations	7,379	21	—	—	7,379	21
Other	4,650	24	482	3	5,132	27
Total available-for-sale securities	63,150	1,216	11,688	501	74,838	1,717
Held-to-maturity securities
Mortgage-backed securities
U.S. government agencies	15,887	201	1,607	68	17,494	269
Commercial	—	—	—	—	—	—
Total mortgage-backed securities	15,887	201	1,607	68	17,494	269
Obligations of U.S. states and municipalities	546	4	683	16	1,229	20
Total held-to-maturity securities	16,433	205	2,290	84	18,723	289
Total investment securities with gross unrealized losses	$79,583	$1,421	$13,978	$585	$93,561	$2,006

	Investment securities with gross unrealized losses
	Less than 12 months		12 months or more
December 31, 2017 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale securities
Mortgage-backed securities:
U.S. government agencies	$36,037	$139	$7,711	$196	$43,748	$335
Residential:
U.S.	1,112	5	596	9	$1,708	14
Non-U.S.	—	—	266	1	266	1
Commercial	528	4	335	1	863	5
Total mortgage-backed securities	37,677	148	8,908	207	46,585	355
U.S. Treasury and government agencies	1,834	11	373	20	2,207	31
Obligations of U.S. states and municipalities	949	7	1,652	26	2,601	33
Certificates of deposit	—	—	—	—	—	—
Non-U.S. government debt securities	6,500	15	811	17	7,311	32
Corporate debt securities	—	—	52	1	52	1
Asset-backed securities:
Collateralized loan obligations	—	—	276	1	276	1
Other	3,521	20	720	4	4,241	24
Total available-for-sale securities	50,481	201	12,792	276	63,273	477
Held-to-maturity securities
Mortgage-backed securities
U.S. government agencies	4,070	38	205	2	4,275	40
Commercial	3,706	41	1,882	33	5,588	74
Total mortgage-backed securities	7,776	79	2,087	35	9,863	114
Obligations of U.S. states and municipalities	584	9	2,131	71	2,715	80
Total held-to-maturity securities	8,360	88	4,218	106	12,578	194
Total investment securities with gross unrealized losses	$58,841	$289	$17,010	$382	$75,851	$671
Gross unrealized losses
The Firm has recognized unrealized losses on investment securities that it intends to sell as OTTI. The Firm does not intend to sell any of the remaining investment securities with an unrealized loss in AOCI as of June 30, 2018, and it is not likely that the Firm will be required to sell these securities before recovery of their amortized cost basis. Except for the securities for which credit losses have been recognized in income, the Firm believes that the investment securities with an unrealized loss in AOCI as of June 30, 2018, are not other-than-temporarily impaired. For additional information on other-than-temporary impairment, refer to Note 10 of the JPMorgan Chase’s 2017 Annual Report.
Investment securities gains and losses
The following table presents realized gains and losses and OTTI from AFS securities that were recognized in income.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Realized gains	$9	$393	$79	$542
Realized losses	(88)	(427)	(403)	(572)
OTTI losses	(1)	—	(1)	(7)
Net investment securities gains/(losses)	$(80)	$(34)	$(325)	$(37)

OTTI losses
Credit-related losses recognized in income	$—	$—	$—	$—
Investment securities the Firm intends to sell(a)	(1)	—	(1)	(7)
Total OTTI losses recognized in income	$(1)	$—	$(1)	$(7)

(a)
Excludes realized losses on securities sold of $20 million and $5 million for the six months ended June 30, 2018 and 2017 that had been previously reported as an OTTI loss due to the intention to sell the securities.

Changes in the credit loss component of credit-impaired debt securities
The cumulative credit loss component, including any changes therein, of OTTI losses that have been recognized in income related to AFS securities that the Firm does not intend to sell was not material as of and during the six month periods ended June 30, 2018 and 2017.

Contractual maturities and yields
The following table presents the amortized cost and estimated fair value at June 30, 2018, of JPMorgan Chase’s investment securities portfolio by contractual maturity.

By remaining maturity June 30, 2018 (in millions)	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years(c)	Total
Available-for-sale securities
Mortgage-backed securities(a)
Amortized cost	$261	$429	$5,664	$73,655	$80,009
Fair value	264	433	5,742	72,990	79,429
Average yield(b)	1.81%	2.49%	3.49%	3.48%	3.47%
U.S. Treasury and government agencies
Amortized cost	$79	$—	$19,446	$5,437	$24,962
Fair value	79	—	19,516	5,749	25,344
Average yield(b)	1.99%	—%	3.53%	2.91%	3.39%
Obligations of U.S. states and municipalities
Amortized cost	$148	$701	$2,501	$34,109	$37,459
Fair value	149	716	2,597	35,868	39,330
Average yield(b)	1.94%	3.39%	4.98%	4.91%	4.87%
Certificates of deposit
Amortized cost	$75	$—	$—	$—	$75
Fair value	75	—	—	—	75
Average yield(b)	0.49%	—%	—%	—%	0.49%
Non-U.S. government debt securities
Amortized cost	$4,745	$14,565	$5,997	$—	$25,307
Fair value	4,745	14,782	6,159	—	25,686
Average yield(b)	3.27%	1.61%	1.37%	—%	1.86%
Corporate debt securities
Amortized cost	$70	$968	$901	$139	$2,078
Fair value	70	989	929	145	2,133
Average yield(b)	3.98%	4.34%	4.52%	3.45%	4.34%
Asset-backed securities
Amortized cost	$—	$4,295	$7,785	$17,884	$29,964
Fair value	—	4,271	7,790	17,951	30,012
Average yield(b)	—%	2.61%	3.25%	2.98%	3.00%
Total available-for-sale securities
Amortized cost	$5,378	$20,958	$42,294	$131,224	$199,854
Fair value	5,382	21,191	42,733	132,703	202,009
Average yield(b)	3.11%	2.02%	3.28%	3.76%	3.46%
Held-to-maturity securities
Mortgage-backed securities(a)
Amortized cost	$—	$—	$2,083	$24,085	$26,168
Fair value	—	—	2,068	23,891	25,959
Average yield(b)	—%	—%	3.52%	3.33%	3.34%
Obligations of U.S. states and municipalities
Amortized cost	$—	$—	$—	$4,838	$4,838
Fair value	—	—	—	4,914	4,914
Average yield(b)	—%	—%	—%	4.12%	4.12%
Total held-to-maturity securities
Amortized cost	$—	$—	$2,083	$28,923	$31,006
Fair value	—	—	2,068	28,805	30,873
Average yield(b)	—%	—%	3.52%	3.46%	3.46%

(a)
As of June 30, 2018, mortgage-backed securities issued by Fannie Mae exceeded 10% of JPMorgan Chase’s total stockholders’ equity; the amortized cost and fair value of such securities was $51.3 billion and $51.1 billion, respectively.

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

Note 10 – Securities financing activities
For a discussion of accounting policies relating to securities financing activities, refer to Note 11 of JPMorgan Chase’s 2017 Annual Report. For further information regarding securities borrowed and securities lending agreements for which the fair value option has been elected, refer to Note 3. For further information regarding assets pledged and collateral received in securities financing agreements, refer to Note 21.
The table below summarizes the gross and net amounts of the Firm’s securities financing agreements as of June 30, 2018 and December 31, 2017. When the Firm has obtained an appropriate legal opinion with respect to the master netting agreement with a counterparty and where other relevant netting criteria under U.S. GAAP are met, the Firm nets, on the Consolidated balance sheets, the balances outstanding under its securities financing agreements with the same counterparty. In addition, the Firm exchanges securities and/or cash collateral with its counterparties; this collateral also reduces the economic exposure with the counterparty. Such collateral, along with securities financing balances that do not meet all these relevant netting criteria under U.S. GAAP, is presented as “Amounts not nettable on the Consolidated balance sheets,” and reduces the “Net amounts” presented below, if the Firm has an appropriate legal opinion with respect to the master netting agreement with the counterparty. Where a legal opinion has not been either sought or obtained, the securities financing balances are presented gross in the “Net amounts” below, and related collateral does not reduce the amounts presented.

	June 30, 2018
(in millions)	Gross amounts	Amounts netted on the Consolidated balance sheets	Amounts presented on the Consolidated balance sheets(b)	Amounts not nettable on the Consolidated balance sheets(c)	Net amounts(d)
Assets
Securities purchased under resale agreements	$541,760	$(315,405)	$226,355	$(217,139)	$9,216
Securities borrowed	127,331	(19,085)	108,246	(75,197)	33,049
Liabilities
Securities sold under repurchase agreements	$480,097	$(315,405)	$164,692	$(149,808)	$14,884
Securities loaned and other(a)	35,520	(19,085)	16,435	(16,015)	420

	December 31, 2017
(in millions)	Gross amounts	Amounts netted on the Consolidated balance sheets	Amounts presented on the Consolidated balance sheets(b)	Amounts not nettable on the Consolidated balance sheets(c)	Net amounts(d)
Assets
Securities purchased under resale agreements	$448,608	$(250,505)	$198,103	$(188,502)	$9,601
Securities borrowed	113,926	(8,814)	105,112	(76,805)	28,307
Liabilities
Securities sold under repurchase agreements	$398,218	$(250,505)	$147,713	$(129,178)	$18,535
Securities loaned and other(a)	27,228	(8,814)	18,414	(18,151)	263

(a)
Includes securities-for-securities lending transactions of $6.6 billion and $9.2 billion at June 30, 2018 and December 31, 2017, respectively, accounted for at fair value, where the Firm is acting as lender. These amounts are presented within other liabilities in the Consolidated balance sheets.

(b)
Includes securities financing agreements accounted for at fair value. At June 30, 2018 and December 31, 2017, included securities purchased under resale agreements of $12.8 billion and $14.7 billion, respectively and securities sold under agreements to repurchase of $866 million and $697 million, respectively. There were $4.1 billion and $3.0 billion of securities borrowed at June 30, 2018 and December 31, 2017, respectively. There were no securities loaned accounted for at fair value in either period.

(c)
In some cases, collateral exchanged with a counterparty exceeds the net asset or liability balance with that counterparty. In such cases, the amounts reported in this column are limited to the related asset or liability with that counterparty.

(d)
Includes securities financing agreements that provide collateral rights, but where an appropriate legal opinion with respect to the master netting agreement has not been either sought or obtained. At June 30, 2018 and December 31, 2017, included $5.2 billion and $7.5 billion, respectively, of securities purchased under resale agreements; $30.0 billion and $25.5 billion, respectively, of securities borrowed; $13.4 billion and $16.5 billion, respectively, of securities sold under agreements to repurchase; and $50 million and $29 million, respectively, of securities loaned and other.

The tables below present as of June 30, 2018, and December 31, 2017 the types of financial assets pledged in securities financing agreements and the remaining contractual maturity of the securities financing agreements.

	Gross liability balance
	June 30, 2018		December 31, 2017
(in millions)	Securities sold under repurchase agreements	Securities loaned and other(a)	Securities sold under repurchase agreements	Securities loaned and other(a)
Mortgage-backed securities
U.S. government agencies	19,277	—	13,100	—
Residential - nonagency	2,337	—	2,972	—
Commercial - nonagency	1,415	—	1,594	—
U.S. Treasury and government agencies	226,381	250	177,581	14
Obligations of U.S. states and municipalities	405	—	1,557	—
Non-U.S. government debt	197,813	1,481	170,196	2,485
Corporate debt securities	14,390	194	14,231	287
Asset-backed securities	3,320	—	3,508	—
Equity securities	14,759	33,595	13,479	24,442
Total	$480,097	$35,520	$398,218	$27,228

	Remaining contractual maturity of the agreements
	Overnight and continuous			Greater than 90 days
June 30, 2018 (in millions)		Up to 30 days	30 – 90 days		Total
Total securities sold under repurchase agreements	$190,179	$176,526	$53,653	$59,739	$480,097
Total securities loaned and other(a)	28,747	869	3,324	2,580	35,520

	Remaining contractual maturity of the agreements
	Overnight and continuous			Greater than 90 days
December 31, 2017 (in millions)		Up to 30 days	30 – 90 days		Total
Total securities sold under repurchase agreements	$166,425	$156,434	$41,611	$33,748	$398,218
Total securities loaned and other(a)	22,876	375	2,328	1,649	27,228

(a)
Includes securities-for-securities lending transactions of $6.6 billion and $9.2 billion at June 30, 2018 and December 31, 2017, respectively, accounted for at fair value, where the Firm is acting as lender. These amounts are presented within other liabilities on the Consolidated balance sheets.

Transfers not qualifying for sale accounting
At June 30, 2018, and December 31, 2017, the Firm held $1.4 billion and $1.5 billion respectively, of financial assets for which the rights have been transferred to third parties; however, the transfers did not qualify as a sale in accordance with U.S. GAAP. These transfers have been recognized as collateralized financing transactions. The transferred assets are recorded in trading assets and loans, and the corresponding liabilities are recorded predominantly in short-term borrowings on the Consolidated balance sheets.

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

For a detailed discussion of loans, including accounting policies, refer to Note 12 of JPMorgan Chase’s 2017 Annual Report. Refer to Note 3 of this Form 10-Q for further information on the Firm’s elections of fair value accounting under the fair value option. Refer to Note 2 of this Form 10-Q for information on loans carried at fair value and classified as trading assets.

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

(g)
Includes loans to: individuals (predominantly Wealth Management clients within AWM), SPEs, and private education and civic organizations. For more information on SPEs, refer to Note 14 of JPMorgan Chase’s 2017 Annual Report.

The following tables summarize the Firm’s loan balances by portfolio segment.

June 30, 2018	Consumer, excluding credit card	Credit card(a)	Wholesale	Total
(in millions)
Retained	$374,587	$145,221	$420,632	$940,440	(b)
Held-for-sale	110	34	4,754	4,898
At fair value	—	—	3,076	3,076
Total	$374,697	$145,255	$428,462	$948,414

December 31, 2017	Consumer, excluding credit card	Credit card(a)	Wholesale	Total
(in millions)
Retained	$372,553	$149,387	$402,898	$924,838	(b)
Held-for-sale	128	124	3,099	3,351
At fair value	—	—	2,508	2,508
Total	$372,681	$149,511	$408,505	$930,697

(a)	Includes accrued interest and fees net of an allowance for the uncollectible portion of accrued interest and fee income.

(b)
Loans (other than PCI loans and loans for which the fair value option has been elected) are presented net of unamortized discounts and premiums, and net deferred loan fees or costs. These amounts were not material as of June 30, 2018, and December 31, 2017.

The following tables provide information about the carrying value of retained loans purchased, sold and reclassified to held-for-sale during the periods indicated. Reclassifications of loans to held-for sale are non-cash transactions. The Firm manages its exposure to credit risk on an ongoing basis. Selling loans is one way that the Firm reduces its credit exposures. Loans that were reclassified to held-for-sale and sold in a subsequent period are excluded from the sales line of this table.

	2018					2017
Three months ended June 30, (in millions)	Consumer, excluding credit card		Credit card	Wholesale	Total	Consumer, excluding credit card		Credit card	Wholesale	Total
Purchases	$532	(a)(b)	$—	$532	$1,064	$626	(a)(b)	$—	$594	$1,220
Sales	2,391		—	4,943	7,334	763		—	2,377	3,140
Retained loans reclassified to held-for-sale	—		—	392	392	31		—	307	338

	2018					2017
Six months ended June 30, (in millions)	Consumer, excluding credit card		Credit card	Wholesale	Total	Consumer, excluding credit card		Credit card	Wholesale	Total
Purchases	$1,603	(a)(b)	$—	$1,630	$3,233	$1,566	(a)(b)	$—	$878	$2,444
Sales	2,872		—	8,632	11,504	1,353		—	4,824	6,177
Retained loans reclassified to held-for-sale	36		—	1,260	1,296	6,340	(c)	—	768	7,108

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

(b)
Excludes purchases of retained loans sourced through the correspondent origination channel and underwritten in accordance with the Firm’s standards. Such purchases were $5.3 billion and $5.9 billion for the three months ended June 30, 2018 and 2017, respectively, and $8.9 billion and $11.3 billion for the six months ended June 30, 2018 and 2017, respectively.

(c)	Includes the Firm’s student loan portfolio which was sold in 2017.
Gains and losses on sales of loans
Gains and losses on sales of loans (including adjustments to record loans held-for-sale at the lower of cost or fair value) recognized in other income were not material to the Firm for the three and six months ended June 30, 2018 and 2017. In addition, the sale of loans may result in write downs, recoveries or changes in the allowance recognized in the provision for credit losses.
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

The following table provides information about retained consumer loans, excluding credit card, by class. In 2017, the Firm sold its student loan portfolio.

(in millions)	June 30, 2018	December 31, 2017
Residential real estate – excluding PCI
Residential mortgage	$225,864	$216,496
Home equity	30,460	33,450
Other consumer loans
Auto	65,014	66,242
Consumer & Business Banking	26,272	25,789
Residential real estate – PCI
Home equity	9,849	10,799
Prime mortgage	5,437	6,479
Subprime mortgage	2,249	2,609
Option ARMs	9,442	10,689
Total retained loans	$374,587	$372,553
For further information on consumer credit quality indicators, refer to Note 12 of JPMorgan Chase’s 2017 Annual Report.

Residential real estate – excluding PCI loans
The following table provides information by class for residential real estate – excluding retained PCI loans.

Residential real estate – excluding PCI loans
(in millions, except ratios)	Residential mortgage		Home equity		Total residential real estate – excluding PCI
	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017
Loan delinquency(a)
Current	$219,735	$208,713	$29,664	$32,391	$249,399	$241,104
30–149 days past due	2,948	4,234	457	671	3,405	4,905
150 or more days past due	3,181	3,549	339	388	3,520	3,937
Total retained loans	$225,864	$216,496	$30,460	$33,450	$256,324	$249,946
% of 30+ days past due to total retained loans(b)	0.54%	0.77%	2.61%	3.17%	0.79%	1.09%
90 or more days past due and government guaranteed(c)	$3,179	$4,172	$—	$—	$3,179	$4,172
Nonaccrual loans	2,101	2,175	1,481	1,610	3,582	3,785
Current estimated LTV ratios(d)(e)
Greater than 125% and refreshed FICO scores:
Equal to or greater than 660	$26	$37	$7	$10	$33	$47
Less than 660	16	19	2	3	18	22
101% to 125% and refreshed FICO scores:
Equal to or greater than 660	24	36	165	296	189	332
Less than 660	61	88	51	95	112	183
80% to 100% and refreshed FICO scores:
Equal to or greater than 660	3,323	4,369	1,180	1,676	4,503	6,045
Less than 660	316	483	392	569	708	1,052
Less than 80% and refreshed FICO scores:
Equal to or greater than 660	206,159	194,758	23,607	25,262	229,766	220,020
Less than 660	6,605	6,952	3,604	3,850	10,209	10,802
No FICO/LTV available	1,255	1,259	1,452	1,689	2,707	2,948
U.S. government-guaranteed	8,079	8,495	—	—	8,079	8,495
Total retained loans	$225,864	$216,496	$30,460	$33,450	$256,324	$249,946
Geographic region
California	$72,207	$68,855	$6,028	$6,582	$78,235	$75,437
New York	28,523	27,473	6,257	6,866	34,780	34,339
Illinois	14,977	14,501	2,290	2,521	17,267	17,022
Texas	13,430	12,508	1,895	2,021	15,325	14,529
Florida	10,196	9,598	1,669	1,847	11,865	11,445
New Jersey	7,305	7,142	1,768	1,957	9,073	9,099
Washington	7,635	6,962	938	1,026	8,573	7,988
Colorado	7,834	7,335	552	632	8,386	7,967
Massachusetts	6,360	6,323	263	295	6,623	6,618
Arizona	4,397	4,109	1,273	1,439	5,670	5,548
All other(f)	53,000	51,690	7,527	8,264	60,527	59,954
Total retained loans	$225,864	$216,496	$30,460	$33,450	$256,324	$249,946

(a)
Individual delinquency classifications include mortgage loans insured by U.S. government agencies as follows: current included $3.2 billion and $2.4 billion; 30–149 days past due included $2.3 billion and $3.2 billion; and 150 or more days past due included $2.6 billion and $2.9 billion at June 30, 2018, and December 31, 2017, respectively.

(b)
At June 30, 2018, and December 31, 2017, residential mortgage loans excluded mortgage loans insured by U.S. government agencies of $4.9 billion and $6.1 billion, respectively, that are 30 or more days past due. These amounts have been excluded based upon the government guarantee.

(c)
These balances, which are 90 days or more past due, were excluded from nonaccrual loans as the loans are guaranteed by U.S government agencies. Typically the principal balance of the loans is insured and interest is guaranteed at a specified reimbursement rate subject to meeting agreed-upon servicing guidelines. At June 30, 2018, and December 31, 2017, these balances included $1.3 billion and $1.5 billion, respectively, of loans that are no longer accruing interest based on the agreed-upon servicing guidelines. For the remaining balance, interest is being accrued at the guaranteed reimbursement rate. There were no loans that were not guaranteed by U.S. government agencies that are 90 or more days past due and still accruing interest at June 30, 2018, and December 31, 2017.

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

(e)	Refreshed FICO scores represent each borrower’s most recent credit score, which is obtained by the Firm on at least a quarterly basis.

(f)	At June 30, 2018, and December 31, 2017, included mortgage loans insured by U.S. government agencies of $8.1 billion and $8.5 billion, respectively.

Approximately 37% of the home equity portfolio are senior lien loans; the remaining balance are junior lien HELOANs or HELOCs. The following table represents the Firm’s delinquency statistics for junior lien home equity loans and lines of credit as of June 30, 2018, and December 31, 2017.

	Total loans		Total 30+ day delinquency rate
(in millions, except ratios)	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017

HELOCs:(a)
Within the revolving period(b)	$5,455	$6,363	0.26%	0.50%
Beyond the revolving period	12,631	13,532	2.72	3.56
HELOANs	1,190	1,371	2.77	3.50
Total	$19,276	$21,266	2.03%	2.64%

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

(in millions)	Residential mortgage		Home equity		Total residential real estate – excluding PCI
	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017
Impaired loans
With an allowance	$3,816	$4,407	$1,211	$1,236	$5,027	$5,643
Without an allowance(a)	1,208	1,213	881	882	2,089	2,095
Total impaired loans(b)(c)	$5,024	$5,620	$2,092	$2,118	$7,116	$7,738
Allowance for loan losses related to impaired loans	$94	$62	$62	$111	$156	$173
Unpaid principal balance of impaired loans(d)	6,870	7,741	3,604	3,701	10,474	11,442
Impaired loans on nonaccrual status(e)	1,730	1,743	1,041	1,032	2,771	2,775

(a)
Represents collateral-dependent residential real estate loans that are charged off to the fair value of the underlying collateral less cost to sell. The Firm reports, in accordance with regulatory guidance, residential real estate loans that have been discharged under Chapter 7 bankruptcy and not reaffirmed by the borrower (“Chapter 7 loans”) as collateral-dependent nonaccrual TDRs, regardless of their delinquency status. At June 30, 2018, Chapter 7 residential real estate loans included approximately 13% of residential mortgages and 9% of home equity that were 30 days or more past due.

(b)
At June 30, 2018, and December 31, 2017, $4.3 billion and $3.8 billion, respectively, of loans modified subsequent to repurchase from Ginnie Mae in accordance with the standards of the appropriate government agency (i.e., FHA, VA, RHS) are not included in the table above. When such loans perform subsequent to modification in accordance with Ginnie Mae guidelines, they are generally sold back into Ginnie Mae loan pools. Modified loans that do not re-perform become subject to foreclosure.

(c)	Predominantly all residential real estate impaired loans, excluding PCI loans, are in the U.S.

(d)
Represents the contractual amount of principal owed at June 30, 2018, and December 31, 2017. The unpaid principal balance differs from the impaired loan balances due to various factors including charge-offs, net deferred loan fees or costs, and unamortized discounts or premiums on purchased loans.

(e)
At both June 30, 2018 and December 31, 2017, nonaccrual loans included $2.2 billion of TDRs for which the borrowers were less than 90 days past due. For additional information about loans modified in a TDR that are on nonaccrual status refer to the Loan accounting framework in Note 12 of JPMorgan Chase’s 2017 Annual Report.

The following tables present average impaired loans and the related interest income reported by the Firm.

Three months ended June 30, (in millions)	Average impaired loans		Interest income on impaired loans(a)		Interest income on impaired loans on a cash basis(a)
	2018	2017	2018	2017	2018	2017
Residential mortgage	$5,254	$5,865	$66	$68	$20	$14
Home equity	2,087	2,241	33	30	21	18
Total residential real estate – excluding PCI	$7,341	$8,106	$99	$98	$41	$32

Six months ended June 30, (in millions)	Average impaired loans		Interest income on impaired loans(a)		Interest income on impaired loans on a cash basis(a)
	2018	2017	2018	2017	2018	2017
Residential mortgage	$5,431	$5,921	$136	$141	$39	$33
Home equity	2,105	2,245	65	61	42	38
Total residential real estate – excluding PCI	$7,536	$8,166	$201	$202	$81	$71

(a)
Generally, interest income on loans modified in TDRs is recognized on a cash basis until the borrower has made a minimum of six payments under the new terms, unless the loan is deemed to be collateral-dependent.

Loan modifications
Modifications of residential real estate loans, excluding PCI loans, are generally accounted for and reported as TDRs. There were no additional commitments to lend to borrowers whose residential real estate loans, excluding PCI loans, have been modified in TDRs.

The following table presents new TDRs reported by the Firm.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Residential mortgage	$100	$96	$247	$168
Home equity	83	69	186	150
Total residential real estate – excluding PCI	$183	$165	$433	$318

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

Three months ended June 30,					Total residential real estate – excluding PCI
	Residential mortgage		Home equity
	2018	2017	2018	2017	2018	2017
Number of loans approved for a trial modification	977	390	849	565	1,826	955
Number of loans permanently modified	686	659	1,268	1,583	1,954	2,242
Concession granted:(a)
Interest rate reduction	37%	69%	53%	59%	48%	62%
Term or payment extension	46	82	59	78	55	79
Principal and/or interest deferred	50	20	27	9	35	13
Principal forgiveness	8	18	10	9	9	12
Other(b)	32	23	57	15	48	18

Six months ended June 30,					Total residential real estate – excluding PCI
	Residential mortgage		Home equity
	2018	2017	2018	2017	2018	2017
Number of loans approved for a trial modification	1,276	846	1,309	1,308	2,585	2,154
Number of loans permanently modified	1,655	1,442	3,066	2,800	4,721	4,242
Concession granted:(a)
Interest rate reduction	27%	76%	51%	71%	42%	72%
Term or payment extension	35	86	54	84	48	84
Principal and/or interest deferred	54	14	26	13	36	14
Principal forgiveness	7	19	7	9	7	12
Other(b)	42	27	58	13	53	18

(a)
Represents concessions granted in permanent modifications as a percentage of the number of loans permanently modified. The sum of the percentages exceeds 100% because predominantly all of the modifications include more than one type of concession. Concessions offered on trial modifications are generally consistent with those granted on permanent modifications.

(b)
Includes variable interest rate to fixed interest rate modifications for the three and six months ended June 30, 2018 and 2017. Also includes forbearances that meet the definition of a TDR for the three and six months ended June 30, 2018. Forbearances suspend or reduce monthly payments for a specific period of time to address a temporary hardship.

Financial effects of modifications and redefaults
The following tables provide information about the financial effects of the various concessions granted in modifications of residential real estate loans, excluding PCI loans, under the loss mitigation programs described above and about redefaults of certain loans modified in TDRs for the periods presented. The following tables present only the financial effects of permanent modifications and does not include temporary concessions offered through trial modifications. These tables also exclude Chapter 7 loans where the sole concession granted is the discharge of debt.

Three months ended June 30, (in millions, except weighted-average data)	Residential mortgage		Home equity		Total residential real estate – excluding PCI
	2018	2017	2018	2017	2018	2017
Weighted-average interest rate of loans with interest rate reductions – before TDR	4.97%	5.13%	5.21%	5.04%	5.10%	5.09%
Weighted-average interest rate of loans with interest rate reductions – after TDR	3.15	3.12	3.31	2.39	3.24	2.79
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – before TDR	25	23	18	26	23	25
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – after TDR	37	37	37	38	38	38
Charge-offs recognized upon permanent modification	$—	$	$	$	$	$
Principal deferred	4	4	3	2	7	6
Principal forgiven	3	6	2	3	5	9
Balance of loans that redefaulted within one year of permanent modification(a)	$25	$30	$19	$12	$44	$42

Six months ended June 30, (in millions, except weighted-average)	Residential mortgage		Home equity		Total residential real estate – excluding PCI
	2018	2017	2018	2017	2018	2017
Weighted-average interest rate of loans with interest rate reductions – before TDR	5.03%	5.25%	5.16%	4.82%	5.11%	5.06%
Weighted-average interest rate of loans with interest rate reductions – after TDR	3.28	3.00	3.16	2.42	3.21	2.74
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – before TDR	25	24	19	23	22	24
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – after TDR	37	38	39	39	38	38
Charge-offs recognized upon permanent modification	$—	$1	$1	$1	$1	$2
Principal deferred	10	7	5	7	15	14
Principal forgiven	6	11	4	5	10	16
Balance of loans that redefaulted within one year of permanent modification(a)	$45	$58	$33	$21	$78	$79

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

At June 30, 2018, the weighted-average estimated remaining lives of residential real estate loans, excluding PCI loans, permanently modified in TDRs were 9 years for residential mortgage and 8 years for home equity. The estimated remaining lives of these loans reflect estimated prepayments, both voluntary and involuntary (i.e., foreclosures and other forced liquidations).

Active and suspended foreclosure
At June 30, 2018, and December 31, 2017, the Firm had non-PCI residential real estate loans, excluding those insured by U.S. government agencies, with a carrying value of $763 million and $787 million, respectively, that were not included in REO, but were in the process of active or suspended foreclosure.

Other consumer loans
The table below provides information for other consumer retained loan classes, including auto and business banking loans.

(in millions, except ratios)	Auto		Consumer & Business Banking		Total other consumer
	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017
Loan delinquency
Current	$64,516	$65,651	$25,964	$25,454	$90,480	$91,105
30–119 days past due	487	584	197	213	684	797
120 or more days past due	11	7	111	122	122	129
Total retained loans	$65,014	$66,242	$26,272	$25,789	$91,286	$92,031
% of 30+ days past due to total retained loans	0.77%	0.89%	1.17%	1.30%	0.88%	1.01%
Nonaccrual loans(a)	124	141	273	283	397	424
Geographic region
California	$8,512	$8,445	$5,299	$5,032	$13,811	$13,477
Texas	6,675	7,013	3,014	2,916	9,689	9,929
New York	3,901	4,023	4,222	4,195	8,123	8,218
Illinois	3,793	3,916	2,066	2,017	5,859	5,933
Florida	3,389	3,350	1,428	1,424	4,817	4,774
Arizona	2,103	2,221	1,422	1,383	3,525	3,604
Ohio	2,044	2,105	1,356	1,380	3,400	3,485
Michigan	1,417	1,418	1,304	1,357	2,721	2,775
New Jersey	1,978	2,044	738	721	2,716	2,765
Louisiana	1,602	1,656	885	849	2,487	2,505
All other	29,600	30,051	4,538	4,515	34,138	34,566
Total retained loans	$65,014	$66,242	$26,272	$25,789	$91,286	$92,031
Loans by risk ratings(b)
Noncriticized	$15,150	$15,604	$18,387	$17,938	$33,537	$33,542
Criticized performing	261	93	759	791	1,020	884
Criticized nonaccrual	7	9	204	213	211	222

(a)	There were no loans that were 90 or more days past due and still accruing interest at June 30, 2018, and December 31, 2017.

(b)	For risk-rated business banking and auto loans, the primary credit quality indicator is the risk rating of the loan, including whether the loans are considered to be criticized and/or nonaccrual.

Other consumer impaired loans and loan
modifications
The table below sets forth information about the Firm’s other consumer impaired loans, including risk-rated business banking and auto loans that have been placed on nonaccrual status, and loans that have been modified in TDRs.

(in millions)	June 30, 2018	December 31, 2017
Impaired loans
With an allowance	$245	$272
Without an allowance(a)	26	26
Total impaired loans(b)(c)	$271	$298
Allowance for loan losses related to impaired loans	$70	$73
Unpaid principal balance of impaired loans(d)	373	402
Impaired loans on nonaccrual status	246	268

(a)
When discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, the loan does not require an allowance. This typically occurs when the impaired loans have been partially charged off and/or there have been interest payments received and applied to the loan balance.

(b)	Predominantly all other consumer impaired loans are in the U.S.

(c)
Other consumer average impaired loans were $277 million and $381 million for the three months ended June 30, 2018 and 2017, respectively, and $287 million and $501 million for the six months ended June 30, 2018 and 2017, respectively. The related interest income on impaired loans, including those on a cash basis, was not material for the three and six months ended June 30, 2018 and 2017.

(d)
Represents the contractual amount of principal owed at June 30, 2018, and December 31, 2017. The unpaid principal balance differs from the impaired loan balances due to various factors, including charge-offs, interest payments received and applied to the principal balance, net deferred loan fees or costs, and unamortized discounts or premiums on purchased loans.

Loan modifications
Certain other consumer loan modifications are considered to be TDRs as they provide various concessions to borrowers who are experiencing financial difficulty. All of these TDRs are reported as impaired loans. Refer to Note 12 of JPMorgan Chase’s 2017 Annual Report for further information on other consumer loans modified in TDRs.
At June 30, 2018 and December 31, 2017 other consumer loans modified in TDRs were $91 million and $102 million, respectively. New TDRs, as well as the impact of these modifications were not material to the Firm for the three and six months ended June 30, 2018 and 2017. Additional commitments to lend to borrowers whose loans have been modified in TDRs as of June 30, 2018 and December 31, 2017 were not material. TDRs on nonaccrual status were $66 million and $72 million at June 30, 2018 and December 31, 2017, respectively.

Purchased credit-impaired loans
For a detailed discussion of PCI loans, including the related accounting policies, refer to Note 12 of JPMorgan Chase’s 2017 Annual Report.
Residential real estate – PCI loans
The table below sets forth information about the Firm’s consumer, excluding credit card, PCI loans.

(in millions, except ratios)	Home equity		Prime mortgage		Subprime mortgage		Option ARMs		Total PCI
	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017
Carrying value(a)	$9,849	$10,799	$5,437	$6,479	$2,249	$2,609	$9,442	$10,689	$26,977	$30,576
Loan delinquency (based on unpaid principal balance)
Current	$9,465	$10,272	$4,893	$5,839	$2,326	$2,640	$8,509	$9,662	$25,193	$28,413
30–149 days past due	248	356	271	336	295	381	446	547	1,260	1,620
150 or more days past due	310	392	296	327	163	176	585	689	1,354	1,584
Total loans	$10,023	$11,020	$5,460	$6,502	$2,784	$3,197	$9,540	$10,898	$27,807	$31,617
% of 30+ days past due to total loans	5.57%	6.79%	10.38%	10.20%	16.45%	17.42%	10.81%	11.34%	9.40%	10.13%
Current estimated LTV ratios (based on unpaid principal balance)(b)(c)
Greater than 125% and refreshed FICO scores:
Equal to or greater than 660	$22	$33	$2	$4	$1	$2	$4	$6	$29	$45
Less than 660	14	21	12	16	13	20	8	9	47	66
101% to 125% and refreshed FICO scores:
Equal to or greater than 660	176	274	10	16	10	20	29	43	225	353
Less than 660	86	132	26	42	42	75	55	71	209	320
80% to 100% and refreshed FICO scores:
Equal to or greater than 660	928	1,195	119	221	80	119	168	316	1,295	1,851
Less than 660	419	559	154	230	213	309	241	371	1,027	1,469
Lower than 80% and refreshed FICO scores:
Equal to or greater than 660	5,844	6,134	3,022	3,551	824	895	5,613	6,113	15,303	16,693
Less than 660	2,011	2,095	1,827	2,103	1,467	1,608	3,006	3,499	8,311	9,305
No FICO/LTV available	523	577	288	319	134	149	416	470	1,361	1,515
Total unpaid principal balance	$10,023	$11,020	$5,460	$6,502	$2,784	$3,197	$9,540	$10,898	$27,807	$31,617
Geographic region (based on unpaid principal balance)
California	$5,954	$6,555	$3,048	$3,716	$679	$797	$5,415	$6,225	$15,096	$17,293
Florida	1,053	1,137	374	428	264	296	794	878	2,485	2,739
New York	563	607	396	457	292	330	561	628	1,812	2,022
Washington	471	532	112	135	51	61	201	238	835	966
Illinois	252	273	176	200	142	161	221	249	791	883
New Jersey	225	242	157	178	97	110	293	336	772	866
Massachusetts	71	79	133	149	84	98	278	307	566	633
Maryland	53	57	109	129	113	132	199	232	474	550
Arizona	184	203	87	106	52	60	137	156	460	525
Virginia	59	66	100	123	43	51	245	280	447	520
All other	1,138	1,269	768	881	967	1,101	1,196	1,369	4,069	4,620
Total unpaid principal balance	$10,023	$11,020	$5,460	$6,502	$2,784	$3,197	$9,540	$10,898	$27,807	$31,617

(a)	Carrying value includes the effect of fair value adjustments that were applied to the consumer PCI portfolio at the date of acquisition.

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

Approximately 25% of the PCI home equity portfolio are senior lien loans; the remaining balance are junior lien HELOANs or HELOCs. The following table represents the Firm’s delinquency statistics for PCI junior lien home equity loans and lines of credit based on the unpaid principal balance as of June 30, 2018, and December 31, 2017.

	Total loans		Total 30+ day delinquency rate
(in millions, except ratios)	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017

HELOCs:(a)
Within the revolving period(b)	$7	$51	—%	1.96%
Beyond the revolving period(c)	7,175	7,875	3.74	4.63
HELOANs	315	360	3.81	5.28
Total	$7,497	$8,286	3.73%	4.65%

(a)	In general, these HELOCs are revolving loans for a 10-year period, after which time the HELOC converts to an interest-only loan with a balloon payment at the end of the loan’s term.

(b)	Substantially all undrawn HELOCs within the revolving period have been closed.

(c)	Includes loans modified into fixed rate amortizing loans.
The table below sets forth the accretable yield activity for the Firm’s PCI consumer loans for the three and six months ended June 30, 2018 and 2017, and represents the Firm’s estimate of gross interest income expected to be earned over the remaining life of the PCI loan portfolios. The table excludes the cost to fund the PCI portfolios, and therefore the accretable yield does not represent net interest income expected to be earned on these portfolios.

	Total PCI
(in millions, except ratios)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Beginning balance	$10,250	$13,122	$11,159	$11,768
Accretion into interest income	(327)	(357)	(655)	(716)
Changes in interest rates on variable-rate loans	(548)	51	(268)	167
Other changes in expected cash flows(a)	(653)	(177)	(1,514)	1,420
Balance at June 30	$8,722	$12,639	$8,722	$12,639
Accretable yield percentage	4.93%	4.55%	4.86%	4.45%

(a)
Other changes in expected cash flows may vary from period to period as the Firm continues to refine its cash flow model, for example cash flows expected to be collected due to the impact of modifications and changes in prepayment assumptions.

Active and suspended foreclosure
At June 30, 2018, and December 31, 2017, the Firm had PCI residential real estate loans with an unpaid principal balance of $1.2 billion and 1.3 billion, respectively, that were not included in REO, but were in the process of active or suspended foreclosure.

Credit card loan portfolio
For further information on the credit card loan portfolio, including credit quality indicators, refer to Note 12 of JPMorgan Chase’s 2017 Annual Report.
The table below sets forth information about the Firm’s credit card loans.

(in millions, except ratios)	June 30, 2018	December 31, 2017
Loan delinquency
Current and less than 30 days past due and still accruing	$142,822	$146,704
30–89 days past due and still accruing	1,171	1,305
90 or more days past due and still accruing	1,228	1,378
Total retained credit card loans	$145,221	$149,387
Loan delinquency ratios
% of 30+ days past due to total retained loans	1.65%	1.80%
% of 90+ days past due to total retained loans	0.85	0.92
Credit card loans by geographic region
California	$21,716	$22,245
Texas	13,962	14,200
New York	12,664	13,021
Florida	8,855	9,138
Illinois	8,358	8,585
New Jersey	6,255	6,506
Ohio	4,795	4,997
Pennsylvania	4,661	4,883
Colorado	4,012	4,006
Michigan	3,664	3,826
All other	56,279	57,980
Total retained credit card loans	$145,221	$149,387
Percentage of portfolio based on carrying value with estimated refreshed FICO scores
Equal to or greater than 660	84.0%	84.0%
Less than 660	14.6	14.6
No FICO available	1.4	1.4

Credit card impaired loans and loan modifications
For a detailed discussion of impaired credit card loans, including credit card loan modifications, refer to Note 12 of JPMorgan Chase’s 2017 Annual Report.
The table below sets forth information about the Firm’s impaired credit card loans. All of these loans are considered to be impaired as they have been modified in TDRs.

(in millions)	June 30, 2018	December 31, 2017
Impaired credit card loans with an allowance(a)(b)
Credit card loans with modified payment terms(c)	$1,191	$1,135
Modified credit card loans that have reverted to pre-modification payment terms(d)	61	80
Total impaired credit card loans(e)	$1,252	$1,215
Allowance for loan losses related to impaired credit card loans	$402	$383

(a)	The carrying value and the unpaid principal balance are the same for credit card impaired loans.

(b)	There were no impaired loans without an allowance.

(c)	Represents credit card loans outstanding to borrowers enrolled in a credit card modification program as of the date presented.

(d)	Represents credit card loans that were modified in TDRs but that have subsequently reverted back to the loans’ pre-modification payment terms.
At June 30, 2018, and December 31, 2017, $29 million and $43 million, respectively, of loans have reverted back to the pre-modification payment terms of the loans due to noncompliance with the terms of the modified loans. The remaining $32 million and $37 million at June 30, 2018, and December 31, 2017, respectively, of these loans are to borrowers who have successfully completed a short-term modification program. The Firm continues to report these loans as TDRs since the borrowers’ credit lines remain closed.

(e)	Predominantly all impaired credit card loans are in the U.S.
The following table presents average balances of impaired credit card loans and interest income recognized on those loans.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Average impaired credit card loans	$1,244	$1,212	$1,234	$1,220
Interest income on impaired credit card loans	16	15	31	29
Loan modifications
The Firm may offer one of a number of loan modification programs to credit card borrowers who are experiencing financial difficulty. Most of these loans have been modified under long-term programs for borrowers who are experiencing financial difficulties. Modifications under long-term programs involve placing the customer on a fixed payment plan, generally for 60 months. Substantially all modifications are considered to be TDRs. New enrollments in these loan modification programs were $202 million and $176 million for the three months ended June 30, 2018 and 2017, respectively, and $425 million and $361 million for the six months ended June 30, 2018 and 2017, respectively. For additional information about credit card loan modifications, refer to Note 12 of JPMorgan Chase’s 2017 Annual Report.

Financial effects of modifications and redefaults
The following table provides information about the financial effects of the concessions granted on credit card loans modified in TDRs and redefaults for the periods presented.

(in millions, except weighted-average data)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Weighted-average interest rate of loans – before TDR	18.00%	16.55%	17.61%	16.35%
Weighted-average interest rate of loans – after TDR	5.06	4.80	5.13	4.78
Loans that redefaulted within one year of modification(a)	$25	$24	$51	$45

(a)
Represents loans modified in TDRs that experienced a payment default in the periods presented, and for which the payment default occurred within one year of the modification. The amounts presented represent the balance of such loans as of the end of the quarter in which they defaulted.

For credit card loans modified in TDRs, payment default is deemed to have occurred when the borrower misses two consecutive contractual payments. A substantial portion of these loans are expected to be charged-off in accordance with the Firm’s standard charge-off policy. Based on historical experience, the estimated weighted-average default rate for modified credit card loans was expected to be 32.10% and 31.54% as of June 30, 2018, and December 31, 2017, respectively.

Wholesale loan portfolio
Wholesale loans include loans made to a variety of clients, ranging from large corporate and institutional clients to high-net-worth individuals. The primary credit quality indicator for wholesale loans is the risk rating assigned to each loan. For further information on these risk ratings, refer to Note 12 and Note 13 of JPMorgan Chase’s 2017 Annual Report.

The table below provides information by class of receivable for the retained loans in the Wholesale portfolio segment.

	Commercial and industrial		Real estate		Financial institutions		Government agencies		Other(d)		Total retained loans
(in millions, except ratios)	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017
Loans by risk ratings
Investment-grade	$70,285	$68,071	$98,684	$98,467	$29,585	$26,791	$15,332	$15,140	$108,219	$103,212	$322,105	$311,681
Noninvestment-grade:
Noncriticized	50,197	46,558	13,952	14,335	14,907	13,071	166	369	14,087	9,988	93,309	84,321
Criticized performing	3,131	3,983	566	710	134	210	—	—	231	259	4,062	5,162
Criticized nonaccrual	813	1,357	138	136	2	2	—	—	203	239	1,156	1,734
Total noninvestment- grade	54,141	51,898	14,656	15,181	15,043	13,283	166	369	14,521	10,486	98,527	91,217
Total retained loans	$124,426	$119,969	$113,340	$113,648	$44,628	$40,074	$15,498	$15,509	$122,740	$113,698	$420,632	$402,898
% of total criticized exposure to total retained loans	3.17%	4.45%	0.62%	0.74%	0.30%	0.53%	—%	—%	0.35%	0.44%	1.24%	1.71%
% of criticized nonaccrual to total retained loans	0.65	1.13	0.12	0.12	—	—	—	—	0.17	0.21	0.27	0.43

Loans by geographic distribution(a)
Total non-U.S.	$30,725	$28,470	$2,668	$3,101	$17,506	$16,790	$2,966	$2,906	$49,813	$44,112	$103,678	$95,379
Total U.S.	93,701	91,499	110,672	110,547	27,122	23,284	12,532	12,603	72,927	69,586	316,954	307,519
Total retained loans	$124,426	$119,969	$113,340	$113,648	$44,628	$40,074	$15,498	$15,509	$122,740	$113,698	$420,632	$402,898

Loan delinquency(b)
Current and less than 30 days past due and still accruing	$123,396	$118,288	$112,506	$113,258	$44,607	$40,042	$15,491	$15,493	$121,748	$112,559	$417,748	$399,640
30–89 days past due and still accruing	188	216	675	242	11	15	3	12	788	898	1,665	1,383
90 or more days past due and still accruing(c)	29	108	21	12	8	15	4	4	1	2	63	141
Criticized nonaccrual	813	1,357	138	136	2	2	—	—	203	239	1,156	1,734
Total retained loans	$124,426	$119,969	$113,340	$113,648	$44,628	$40,074	$15,498	$15,509	$122,740	$113,698	$420,632	$402,898

(a)	The U.S. and non-U.S. distribution is determined based predominantly on the domicile of the borrower.

(b)
The credit quality of wholesale loans is assessed primarily through ongoing review and monitoring of an obligor’s ability to meet contractual obligations rather than relying on the past due status, which is generally a lagging indicator of credit quality. For a further discussion, refer to Note 12 of JPMorgan Chase’s 2017 Annual Report.

(c)	Represents loans that are considered well-collateralized and therefore still accruing interest.

(d)
Other includes individuals (predominantly Wealth Management clients within AWM), SPEs, and private education and civic organizations. For more information on SPEs, refer to Note 14 of JPMorgan Chase’s 2017 Annual Report.

The following table presents additional information on the real estate class of loans within the Wholesale portfolio for the periods indicated. For further information on real estate loans, refer to Note 12 of JPMorgan Chase’s 2017 Annual Report.

(in millions, except ratios)	Multifamily		Other commercial		Total real estate loans
	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017
Real estate retained loans	$78,093	$77,597	$35,247	$36,051	$113,340	$113,648
Criticized exposure	437	491	267	355	704	846
% of total criticized exposure to total real estate retained loans	0.56%	0.63%	0.76%	0.98%	0.62%	0.74%
Criticized nonaccrual	$53	$44	$85	$92	$138	$136
% of criticized nonaccrual loans to total real estate retained loans	0.07%	0.06%	0.24%	0.26%	0.12%	0.12%
Wholesale impaired retained loans and loan modifications
Wholesale impaired retained loans consist of loans that have been placed on nonaccrual status and/or that have been modified in a TDR. All impaired loans are evaluated for an asset-specific allowance as described in Note 13 of JPMorgan Chase’s 2017 Annual Report.
The table below sets forth information about the Firm’s wholesale impaired loans.

(in millions)	Commercial and industrial		Real estate		Financial institutions		Government agencies		Other		Total retained loans
	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018		Dec 31, 2017
Impaired loans
With an allowance	$773	$1,170	$85	$78	$89	$93	$—	$—	$162	$168	$1,109		$1,509
Without an allowance(a)	110	228	53	60	—	—	—	—	55	70	218		358
Total impaired loans	$883	$1,398	$138	$138	$89	$93	$—	$—	$217	$238	$1,327	(c)	$1,867	(c)
Allowance for loan losses related to impaired loans	$250	$404	$16	$11	$4	$4	$—	$—	$48	$42	$318		$461
Unpaid principal balance of impaired loans(b)	1,067	1,604	205	201	89	94	—	—	428	255	1,789		2,154

(a)
When the discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, the loan does not require an allowance. This typically occurs when the impaired loans have been partially charged-off and/or there have been interest payments received and applied to the loan balance.

(b)
Represents the contractual amount of principal owed at June 30, 2018, and December 31, 2017. The unpaid principal balance differs from the impaired loan balances due to various factors, including charge-offs; interest payments received and applied to the carrying value; net deferred loan fees or costs; and unamortized discount or premiums on purchased loans.

(c)	Based upon the domicile of the borrower, largely consists of loans in the U.S.
The following table presents the Firm’s average impaired loans for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Commercial and industrial	$1,106	$1,201	$1,224	$1,321
Real estate	142	165	142	179
Financial institutions	90	15	91	13
Government agencies	—	—	—	—
Other	208	274	219	254
Total(a)(b)	$1,546	$1,655	$1,676	$1,767

(a)	The related interest income on accruing impaired loans and interest income recognized on a cash basis were not material for the three and six months ended June 30, 2018 and 2017.

(b)	The prior period amounts have been revised to conform with the current period presentation.

Certain loan modifications are considered to be TDRs as they provide various concessions to borrowers who are experiencing financial difficulty. All TDRs are reported as impaired loans in the tables above. TDRs were $865 million and $614 million as of June 30, 2018, and December 31, 2017, respectively.

Note 12 – Allowance for credit losses
For a detailed discussion of the allowance for credit losses and the related accounting policies, refer to Note 13 of JPMorgan Chase’s 2017 Annual Report.
Allowance for credit losses and related information
The table below summarizes information about the allowances for loan losses and lending-related commitments, and includes a breakdown of loans and lending-related commitments by impairment methodology.

	2018					2017
Six months ended June 30, (in millions)	Consumer, excluding credit card	Credit card		Wholesale	Total	Consumer, excluding credit card		Credit card		Wholesale	Total
Allowance for loan losses
Beginning balance at January 1,	$4,579	$4,884		$4,141	$13,604	5,198		$4,034		$4,544	$13,776
Gross charge-offs	539	2,578		241	3,358	1,105		2,223		99	3,427
Gross recoveries	(451)	(244)		(76)	(771)	(307)		(193)		(69)	(569)
Net charge-offs	88	2,334		165	2,587	798		2,030		30	2,858
Write-offs of PCI loans(a)	93	—		—	93	46		—		—	46
Provision for loan losses	90	2,334		(98)	2,326	448		2,380		(337)	2,491
Other	—	—		—	—	(2)		—		2	—
Ending balance at June 30,	$4,488	$4,884		$3,878	$13,250	$4,800		$4,384		$4,179	$13,363

Allowance for loan losses by impairment methodology
Asset-specific(b)	$226	$402	(c)	$318	$946	$296		$370	(c)	$345	$1,011
Formula-based	2,130	4,482		3,560	10,172	2,239		4,014		3,834	10,087
PCI	2,132	—		—	2,132	2,265		—		—	2,265
Total allowance for loan losses	$4,488	$4,884		$3,878	$13,250	$4,800		$4,384		$4,179	$13,363

Loans by impairment methodology
Asset-specific	$7,387	$1,252		$1,327	$9,966	$8,340		$1,204		$1,760	$11,304
Formula-based	340,223	143,969		419,302	903,494	323,711		138,831		392,663	855,205
PCI	26,977	—		3	26,980	33,064		—		3	33,067
Total retained loans	$374,587	$145,221		$420,632	$940,440	$365,115		$140,035		$394,426	$899,576

Impaired collateral-dependent loans
Net charge-offs	$14	$—		$—	$14	$36		$—		$16	$52
Loans measured at fair value of collateral less cost to sell	2,124	—		300	2,424	2,234		—		296	2,530

Allowance for lending-related commitments
Beginning balance at January 1,	$33	$—		$1,035	$1,068	$26		$—		$1,052	$1,078
Provision for lending-related commitments	—	—		49	49	6		—		33	39
Other	—	—		—	—	—		—		—	—
Ending balance at June 30,	$33	$—		$1,084	$1,117	$32		$—		$1,085	$1,117

Allowance for lending-related commitments by impairment methodology
Asset-specific	$—	$—		$139	$139	$—		$—		$211	$211
Formula-based	33	—		945	978	32		—		874	906
Total allowance for lending-related commitments	$33	$—		$1,084	$1,117	$32		$—		$1,085	$1,117

Lending-related commitments by impairment methodology
Asset-specific	$—	$—		$712	$712	$—		$—		$750	$750
Formula-based	51,784	592,452		401,045	1,045,281	53,872	(d)	576,264		365,748	995,884	(d)
Total lending-related commitments	$51,784	$592,452		$401,757	$1,045,993	$53,872	(d)	$576,264		$366,498	$996,634	(d)

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

Note 13 – Variable interest entities
For a further description of JPMorgan Chase’s accounting policies regarding consolidation of VIEs, refer to Note 1 of JPMorgan Chase’s 2017 Annual Report.
The following table summarizes the most significant types of Firm-sponsored VIEs by business segment.

Line of Business	Transaction Type	Activity	Form 10-Q page reference
CCB	Credit card securitization trusts	Securitization of originated credit card receivables	145
	Mortgage securitization trusts	Servicing and securitization of both originated and purchased residential mortgages	145-147
CIB	Mortgage and other securitization trusts	Securitization of both originated and purchased residential and commercial mortgages, and other consumer loans	145-147
	Multi-seller conduits	Assist clients in accessing the financial markets in a cost-efficient manner and structures transactions to meet investor needs	147
	Municipal bond vehicles	Financing of municipal bond investments	147
The Firm also invests in and provides financing and other services to VIEs sponsored by third parties. Refer to page 148 of this Note for more information on the VIEs sponsored by third parties.
Significant Firm-sponsored VIEs
Credit card securitizations
For a more detailed discussion of JPMorgan Chase’s involvement with credit card securitizations, refer to Note 14 of JPMorgan Chase’s 2017 Annual Report.
As a result of the Firm’s continuing involvement, the Firm is considered to be the primary beneficiary of its Firm-sponsored credit card securitization trusts, including its primary vehicle, the Chase Issuance Trust. Refer to the table on page 148 of this Note for further information on consolidated VIE assets and liabilities.

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
For a detailed discussion of the Firm’s involvement with Firm-sponsored mortgage and other securitization trusts, as well as the accounting treatment relating to such trusts, refer to Note 14 of JPMorgan Chase’s 2017 Annual Report.

The following table presents the total unpaid principal amount of assets held in Firm-sponsored private-label securitization entities, including those in which the Firm has continuing involvement, and those that are consolidated by the Firm. Continuing involvement includes servicing the loans, holding senior interests or subordinated interests (including amounts required to be held pursuant to credit risk retention rules), recourse or guarantee arrangements, and derivative transactions. In certain instances, the Firm’s only continuing involvement is servicing the loans. Refer to Securitization activity on page 149 of this Note for further information regarding the Firm’s cash flows associated with and interests retained in nonconsolidated VIEs, and page 149 of this Note for information on the Firm’s loan sales to U.S. government agencies.

	Principal amount outstanding			JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
June 30, 2018 (in millions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	Investment securities	Other financial assets	Total interests held by JPMorgan Chase
Securitization-related(a)
Residential mortgage:
Prime/Alt-A and option ARMs	$67,033	$3,414	$52,235	$434	$770	$—	$1,204
Subprime	17,891	10	16,517	63	—	—	63
Commercial and other(b)	100,825	—	65,166	538	1,037	217	1,792
Total	$185,749	$3,424	$133,918	$1,035	$1,807	$217	$3,059

	Principal amount outstanding			JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
December 31, 2017 (in millions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	Investment securities	Other financial assets	Total interests held by JPMorgan Chase
Securitization-related(a)
Residential mortgage:
Prime/Alt-A and option ARMs	$68,874	$3,615	$52,280	$410	$943	$—	$1,353
Subprime	18,984	7	17,612	93	—	—	93
Commercial and other(b)	94,905	63	63,411	745	1,133	157	2,035
Total	$182,763	$3,685	$133,303	$1,248	$2,076	$157	$3,481

(a)
Excludes U.S. government agency securitizations and re-securitizations, which are not Firm-sponsored. Refer to page 149 of this Note for information on the Firm’s loan sales to U.S. government agencies.

(b)	Consists of securities backed by commercial loans (predominantly real estate) and non-mortgage-related consumer receivables purchased from third parties.

(c)
Excludes the following: retained servicing (refer to Note 14 for a discussion of MSRs); securities retained from loan sales to U.S. government agencies; interest rate and foreign exchange derivatives primarily used to manage interest rate and foreign exchange risks of securitization entities (Refer to Note 4 for further information on derivatives); senior and subordinated securities of $345 million and $79 million, respectively, at June 30, 2018, and $88 million and $48 million, respectively, at December 31, 2017, which the Firm purchased in connection with CIB’s secondary market-making activities.

(d)	Includes interests held in re-securitization transactions.

(e)
As of June 30, 2018, and December 31, 2017, 60% and 61%, respectively, of the Firm’s retained securitization interests, which are predominantly carried at fair value and include amounts required to be held pursuant to credit risk retention rules, were risk-rated “A” or better, on an S&P-equivalent basis. The retained interests in prime residential mortgages consisted of $1.2 billion and $1.3 billion of investment-grade and $30 million and $48 million of noninvestment-grade retained interests at June 30, 2018, and December 31, 2017, respectively. The retained interests in commercial and other securitizations trusts consisted of $1.4 billion and $1.6 billion of investment-grade and $427 million and $412 million of noninvestment-grade retained interests at June 30, 2018, and December 31, 2017, respectively.

Residential mortgage
The Firm securitizes residential mortgage loans originated by CCB, as well as residential mortgage loans purchased from third parties by either CCB or CIB. For a more detailed description of the Firm’s involvement with residential mortgage securitizations, refer to Note 14 of JPMorgan Chase’s 2017 Annual Report. Refer to the table on page 148 of this Note for more information on the consolidated residential mortgage securitizations, and the table on the previous page of this Note for further information on interests held in nonconsolidated residential mortgage securitizations.
Commercial mortgages and other consumer securitizations
CIB originates and securitizes commercial mortgage loans, and engages in underwriting and trading activities involving the securities issued by securitization trusts. For a more detailed description of the Firm’s involvement with commercial mortgage and other consumer securitizations, refer to Note 14 of JPMorgan Chase’s 2017 Annual Report. Refer to the table on page 148 of this Note for more information on the consolidated commercial mortgage securitizations, and the table on the previous page of this Note for further information on interests held in nonconsolidated securitizations.
Re-securitizations
For a more detailed description of JPMorgan Chase’s participation in certain re-securitization transactions, refer to Note 14 of JPMorgan Chase’s 2017 Annual Report.
The following table presents the principal amount of securities transferred to re-securitization VIEs.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Transfers of securities to VIEs
Agency	$3,995	$1,462	$8,781	$4,686
The following table presents information on nonconsolidated re-securitization VIEs.

	Nonconsolidated re-securitization VIEs
(in millions)	June 30, 2018	December 31, 2017
Firm-sponsored private-label
Assets held in VIEs with continuing involvement(a)	$414	$783
Interest in VIEs	14	29
Agency
Interest in VIEs	2,249	2,250

(a)	represents the principal amount and includes the notional amount of interest-only securities.
As of June 30, 2018, and December 31, 2017, the Firm did not consolidate any agency re-securitization VIEs or any Firm-sponsored private-label re-securitization VIEs.

Multi-seller conduits
For a more detailed description of JPMorgan Chase’s principal involvement with Firm-administered multi-seller conduits, refer to Note 14 of JPMorgan Chase’s 2017 Annual Report.
In the normal course of business, JPMorgan Chase makes markets in and invests in commercial paper issued by the Firm-administered multi-seller conduits. The Firm held $20.5 billion and $20.4 billion of the commercial paper issued by the Firm-administered multi-seller conduits at June 30, 2018, and December 31, 2017, respectively, which have been eliminated in consolidation. The Firm’s investments reflect the Firm’s funding needs and capacity and were not driven by market illiquidity. Other than the amounts required to be held pursuant to credit risk retention rules, the Firm is not obligated under any agreement to purchase the commercial paper issued by the Firm-administered multi-seller conduits.
Deal-specific liquidity facilities, program-wide liquidity and credit enhancement provided by the Firm have been eliminated in consolidation. The Firm or the Firm-administered multi-seller conduits provide lending-related commitments to certain clients of the Firm-administered multi-seller conduits. The unfunded commitments were $9.7 billion and $8.8 billion at June 30, 2018, and December 31, 2017, respectively, and are reported as off-balance sheet lending-related commitments. For more information on off-balance sheet lending-related commitments, refer to Note 20.
Municipal bond vehicles
Municipal bond vehicles or tender option bond (“TOB”) trusts allow institutions to finance their municipal bond investments at short-term rates. TOB transactions are known as Customer TOB trusts and Non-Customer TOB trusts. Customer TOB trusts are sponsored by a third party; refer to page 148 of this Note for further information.
The Firm serves as sponsor for all Non-Customer TOB transactions. For a more detailed description of JPMorgan Chase’s Municipal bond vehicles, refer to Note 14 of JPMorgan Chase’s 2017 Annual Report. The Firm had no exposure to nonconsolidated Firm-sponsored municipal bond vehicles at June 30, 2018 and December 31, 2017, respectively.
Refer to page 148 of this Note for further information on consolidated municipal bond vehicles.

Consolidated VIE assets and liabilities
The following table presents information on assets and liabilities related to VIEs consolidated by the Firm as of June 30, 2018, and December 31, 2017.

	Assets				Liabilities
June 30, 2018 (in millions)	Trading assets	Loans	Other(b)	Total assets(c)	Beneficial interests in VIE assets(d)	Other(e)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$31,815	$535	$32,350	$16,505	$15	$16,520
Firm-administered multi-seller conduits	2	23,128	49	23,179	2,969	30	2,999
Municipal bond vehicles	1,370	—	3	1,373	1,401	2	1,403
Mortgage securitization entities(a)	9	3,461	48	3,518	296	181	477
Other	133	—	1,777	1,910	152	105	257
Total	$1,514	$58,404	$2,412	$62,330	$21,323	$333	$21,656

	Assets				Liabilities
December 31, 2017 (in millions)	Trading assets	Loans	Other(b)	Total assets(c)	Beneficial interests in VIE assets(d)	Other(e)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$41,923	$652	$42,575	$21,278	$16	$21,294
Firm-administered multi-seller conduits	—	23,411	48	23,459	3,045	28	3,073
Municipal bond vehicles	1,278	—	3	1,281	1,265	2	1,267
Mortgage securitization entities(a)	66	3,661	55	3,782	359	199	558
Other	105	—	1,916	2,021	134	104	238
Total	$1,449	$68,995	$2,674	$73,118	$26,081	$349	$26,430

(a)	Includes residential and commercial mortgage securitizations.

(b)	Includes assets classified as cash and other assets on the Consolidated balance sheets.

(c)
The assets of the consolidated VIEs included in the program types above are used to settle the liabilities of those entities. The assets and liabilities include third-party assets and liabilities of consolidated VIEs and exclude intercompany balances that eliminate in consolidation.

(d)
The interest-bearing beneficial interest liabilities issued by consolidated VIEs are classified in the line item on the Consolidated balance sheets titled, “Beneficial interests issued by consolidated variable interest entities.” The holders of these beneficial interests generally do not have recourse to the general credit of JPMorgan Chase. For conduits program-wide credit enhancements, refer to note 14 of JPMorgan Chase’s 2017 Annual Report. Included in beneficial interests in VIE assets are long-term beneficial interests of $17.0 billion and $21.8 billion at June 30, 2018, and December 31, 2017, respectively.

(e)	Includes liabilities classified as accounts payable and other liabilities on the Consolidated balance sheets.
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
Tax credit vehicles
The Firm holds investments in unconsolidated tax credit vehicles, which are limited partnerships and similar entities that construct, own and operate affordable housing, wind, solar and other alternative energy projects. These entities are primarily considered VIEs. A third party is typically the general partner or managing member and has control over the significant activities of the tax credit vehicles, and accordingly the Firm does not consolidate tax credit vehicles. The Firm generally invests in these partnerships as a limited partner and earns a return primarily through the receipt of tax credits allocated to the projects. The maximum loss exposure, represented by equity investments and funding commitments, was $13.4 billion as of June 30, 2018 and December 31, 2017, of which $2.9 billion and $3.2 billion was unfunded, respectively. In order to reduce the risk of loss, the Firm assesses each project and withholds varying amounts of its capital investment until qualification of the project for tax credits. For further information on affordable housing tax credits, refer to Note 24 of JPMorgan Chase’s 2017 Annual Report. For more information on off-balance sheet lending-related commitments, refer to Note 20 of this Form 10-Q.
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
The Firm’s maximum exposure as a liquidity provider to Customer TOB trusts at June 30, 2018 and December 31,

2017 was $5.2 billion and $5.3 billion, respectively. The fair value of assets held by such VIEs at June 30, 2018 and December 31, 2017, was $8.6 billion and $9.2 million, respectively. For more information on off-balance sheet lending-related commitments, refer to Note 20.
Loan securitizations
The Firm has securitized and sold a variety of loans, including residential mortgage, credit card, and commercial mortgage. For a further description of the Firm’s accounting policies regarding securitizations, refer to Note 14 of JPMorgan Chase’s 2017 Annual Report.
Securitization activity
The following table provides information related to the Firm’s securitization activities for the three and six months ended June 30, 2018 and 2017, related to assets held in Firm-sponsored securitization entities that were not consolidated by the Firm, and where sale accounting was achieved at the time of the securitization.

	Three months ended June 30,				Six months ended June 30,
	2018		2017		2018		2017
(in millions)	Residential mortgage(e)	Commercial and other(f)	Residential mortgage(e)	Commercial and other(f)	Residential mortgage(e)	Commercial and other(f)	Residential mortgage(e)	Commercial and other(f)
Principal securitized	$3,129	$2,181	$1,020	$1,997	$4,459	$5,172	$2,049	$3,312
All cash flows during the period(a):
Proceeds received from loan sales as financial instruments(b)	$3,122	$2,196	$1,048	$2,029	$4,460	$5,187	$2,083	$3,377
Servicing fees collected(c)	45	—	52	1	91	—	102	2
Purchases of previously transferred financial assets (or the underlying collateral)(d)	—	—	1	—	—	—	1	—
Cash flows received on interests	137	84	128	206	229	131	259	541

(a)	Excludes re-securitization transactions.

(b)	Predominantly includes Level 2 assets.

(c)	The prior period amounts have been revised to conform with the current period presentation.

(d)	Includes cash paid by the Firm to reacquire assets from off–balance sheet, nonconsolidated entities – for example, loan repurchases due to representation and warranties and servicer “clean-up” calls.

(e)	Includes prime, Alt-A, subprime, and option ARMs. Excludes loan securitization transactions entered into with Ginnie Mae, Fannie Mae and Freddie Mac.

(f)	Includes commercial mortgage and other consumer loans.

Loans and excess MSRs sold to U.S. government-sponsored
enterprises, loans in securitization transactions pursuant to
Ginnie Mae guidelines, and other third-party-sponsored
securitization entities
In addition to the amounts reported in the securitization activity tables above, the Firm, in the normal course of business, sells originated and purchased mortgage loans and certain originated excess MSRs on a nonrecourse basis, predominantly to U.S. government-sponsored enterprises (“U.S. GSEs”). These loans and excess MSRs are sold primarily for the purpose of securitization by the U.S. GSEs, who provide certain guarantee provisions (e.g., credit enhancement of the loans). The Firm also sells loans into securitization transactions pursuant to Ginnie Mae guidelines; these loans are typically insured or guaranteed by another U.S. government agency. The Firm does not consolidate the securitization vehicles underlying these transactions as it is not the primary beneficiary. For a limited number of loan sales, the Firm is obligated to share a portion of the credit risk associated with the sold loans with the purchaser. Refer to Note 20 of this Form 10-Q, and Note 27 of JPMorgan Chase’s 2017 Annual Report for additional information about the Firm’s loan sales- and securitization-related indemnifications. Refer to Note 14 for additional information about the impact of the Firm’s sale of certain excess MSRs. The following table summarizes the activities related to loans sold to the U.S. GSEs, loans in securitization transactions pursuant to Ginnie Mae guidelines, and other third-party-sponsored securitization entities.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Carrying value of loans sold	$8,076	$11,711	$16,836	$28,880
Proceeds received from loan sales as cash	—	4	—	13
Proceeds from loan sales as securities(a)	7,959	11,602	16,578	28,589
Total proceeds received from loan sales(b)	$7,959	$11,606	$16,578	$28,602
Gains on loan sales(c)(d)	$9	$42	$23	$73

(a)	Predominantly includes securities from U.S. GSEs and Ginnie Mae that are generally sold shortly after receipt.

(b)	Excludes the value of MSRs retained upon the sale of loans.

(c)	Gains on loan sales include the value of MSRs.

(d)	The carrying value of the loans accounted for at fair value approximated the proceeds received upon loan sale.
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
The following table presents loans the Firm repurchased or had an option to repurchase, real estate owned, and foreclosed government-guaranteed residential mortgage loans recognized on the Firm’s Consolidated balance sheets as of June 30, 2018 and December 31, 2017. Substantially all of these loans and real estate are insured or guaranteed by U.S. government agencies.

(in millions)	June 30, 2018	Dec 31, 2017
Loans repurchased or option to repurchase(a)	$8,196	$8,629
Real estate owned	84	95
Foreclosed government-guaranteed residential mortgage loans(b)	455	527

(a)	Predominantly all of these amounts relate to loans that have been repurchased from Ginnie Mae loan pools.

(b)	Relates to voluntary repurchases of loans, which are included in accrued interest and accounts receivable.

Loan delinquencies and liquidation losses
The table below includes information about components of nonconsolidated securitized financial assets held in Firm-sponsored private-label securitization entities, in which the Firm has continuing involvement, and delinquencies as of June 30, 2018, and December 31, 2017.

					Net liquidation losses(a)
	Securitized assets		90 days past due		Three months ended June 30,		Six months ended June 30,
(in millions)	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017	2018	2017	2018	2017
Securitized loans
Residential mortgage:
Prime / Alt-A & option ARMs	$52,235	$52,280	$4,087	$4,870	$168	$226	$271	$438
Subprime	16,517	17,612	2,880	3,276	140	201	(462)	376
Commercial and other	65,166	63,411	628	957	21	5	48	57
Total loans securitized	$133,918	$133,303	$7,595	$9,103	$329	$432	$(143)	$871

(a)	Includes liquidation gains as a result of private label mortgage settlement payments during the first quarter of 2018, which were reflected as asset recoveries by trustees.

Note 14 – Goodwill and Mortgage servicing rights
For a discussion of the accounting policies related to goodwill and mortgage servicing rights, refer to Note 15 of JPMorgan Chase’s 2017 Annual Report.
Goodwill
The following table presents goodwill attributed to the business segments.

(in millions)	June 30, 2018	December 31, 2017
Consumer & Community Banking	$30,999	$31,013
Corporate & Investment Bank	6,772	6,776
Commercial Banking	2,860	2,860
Asset & Wealth Management	6,857	6,858
Total goodwill	$47,488	$47,507
The following table presents changes in the carrying amount of goodwill.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Balance at beginning of period	$47,499	$47,292	$47,507	$47,288
Changes during the period from:
Other(a)	(11)	8	(19)	12
Balance at June 30,	$47,488	$47,300	$47,488	$47,300

(a)	Includes foreign currency remeasurement.

Goodwill Impairment testing
For a further description of the Firm’s goodwill impairment testing, including the primary method used to estimate the fair value of the reporting units, and the assumptions used in the goodwill impairment test, refer to Impairment testing on pages 244–245 of JPMorgan Chase’s 2017 Annual Report.
Goodwill was not impaired at June 30, 2018, or December 31, 2017, nor was goodwill written off due to impairment during the six months ended June 30, 2018 or 2017.
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

Mortgage servicing rights
MSRs represent the fair value of expected future cash flows for performing servicing activities for others. The fair value considers estimated future servicing fees and ancillary revenue, offset by estimated costs to service the loans, and generally declines over time as net servicing cash flows are received, effectively amortizing the MSR asset against contractual servicing and ancillary fee income. MSRs are either purchased from third parties or recognized upon sale or securitization of mortgage loans if servicing is retained. For a further description of the MSR asset, interest rate risk management, and the valuation of MSRs, refer to Notes 2 and 15 of JPMorgan Chase’s 2017 Annual Report.
The following table summarizes MSR activity for the three and six months ended June 30, 2018 and 2017.

	As of or for the three months ended June 30,		As of or for the six months ended June 30,
(in millions, except where otherwise noted)	2018	2017	2018	2017
Fair value at beginning of period	$6,202	$6,079	$6,030	$6,096
MSR activity:
Originations of MSRs	157	154	333	371
Purchase of MSRs	79	—	146	—
Disposition of MSRs(a)	(104)	(67)	(399)	(138)
Net additions/(dispositions)	132	87	80	233

Changes due to collection/realization of expected cash flows	(187)	(213)	(347)	(419)

Changes in valuation due to inputs and assumptions:
Changes due to market interest rates and other(b)	103	(178)	485	(121)
Changes in valuation due to other inputs and assumptions:
Projected cash flows (e.g., cost to service)	—	2	—	14
Discount rates	—	(7)	24	(19)
Prepayment model changes and other(c)	(9)	(17)	(31)	(31)
Total changes in valuation due to other inputs and assumptions	(9)	(22)	(7)	(36)
Total changes in valuation due to inputs and assumptions	94	(200)	478	(157)
Fair value at June 30,	$6,241	$5,753	$6,241	$5,753

Change in unrealized gains/(losses) included in income related to MSRs held at June 30,	$94	$(200)	$478	$(157)
Contractual service fees, late fees and other ancillary fees included in income	446	477	911	964
Third-party mortgage loans serviced at June 30, (in billions)	534	569	534	569
Net servicer advances at June 30, (in billions)(d)	3.3	4.1	3.3	4.1

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

The following table presents the components of mortgage fees and related income (including the impact of MSR risk management activities) for the three and six months ended June 30, 2018 and 2017.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
CCB mortgage fees and related income

Net production revenue	$93	$152	$188	$293

Net mortgage servicing revenue:
Operating revenue:
Loan servicing revenue	441	518	954	1,040
Changes in MSR asset fair value due to collection/realization of expected cash flows	(187)	(212)	(347)	(417)
Total operating revenue	254	306	607	623
Risk management:
Changes in MSR asset fair value due to market interest rates and other(a)	104	(178)	486	(121)
Other changes in MSR asset fair value due to other inputs and assumptions in model(b)	(9)	(22)	(7)	(36)
Change in derivative fair value and other	(118)	143	(485)	48
Total risk management	(23)	(57)	(6)	(109)
Total net mortgage servicing revenue	231	249	601	514

Total CCB mortgage fees and related income	324	401	789	807

All other	—	3	—	3
Mortgage fees and related income	$324	$404	$789	$810

(a)	Represents both the impact of changes in estimated future prepayments due to changes in market interest rates, and the difference between actual and expected prepayments.

(b)
Represents the aggregate impact of changes in model inputs and assumptions such as projected cash flows (e.g., cost to service), discount rates and changes in prepayments other than those attributable to changes in market interest rates (e.g., changes in prepayments due to changes in home prices).

The table below outlines the key economic assumptions used to determine the fair value of the Firm’s MSRs at June 30, 2018, and December 31, 2017, and outlines hypothetical sensitivities of those fair values to immediate adverse changes in those assumptions, as defined below.

(in millions, except rates)	Jun 30, 2018	Dec 31, 2017
Weighted-average prepayment speed assumption (“CPR”)	8.43%	9.35%
Impact on fair value of 10% adverse change	$(195)	$(221)
Impact on fair value of 20% adverse change	(379)	(427)
Weighted-average option adjusted spread	8.72%	9.04%
Impact on fair value of a 100 basis point adverse change	$(245)	$(250)
Impact on fair value of a 200 basis point adverse change	(472)	(481)
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

Note 15 – Deposits
For further information on deposits, refer to Note 17 of JPMorgan Chase’s 2017 Annual Report.
At June 30, 2018, and December 31, 2017, noninterest-bearing and interest-bearing deposits were as follows.

(in millions)	June 30, 2018	December 31, 2017
U.S. offices
Noninterest-bearing	$385,741	$393,645
Interest-bearing (included $15,542 and $14,947 at fair value)(a)	819,454	793,618
Total deposits in U.S. offices	1,205,195	1,187,263
Non-U.S. offices
Noninterest-bearing	16,602	15,576
Interest-bearing (included $4,154 and $6,374 at fair value)(a)	230,325	241,143
Total deposits in non-U.S. offices	246,927	256,719
Total deposits	$1,452,122	$1,443,982

(a)	Includes structured notes classified as deposits for which the fair value option has been elected. For a further discussion, refer to Note 3 of JPMorgan Chase’s 2017 Annual Report.

Note 16 – Earnings per share
For a discussion of the computation of basic and diluted earnings per share (“EPS”), refer to Note 22 of JPMorgan Chase’s 2017 Annual Report. The following table presents the calculation of basic and diluted EPS for the three and six months ended June 30, 2018 and 2017.

(in millions, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Basic earnings per share
Net income	$8,316	$7,029	$17,028	$13,477
Less: Preferred stock dividends	379	411	788	823
Net income applicable to common equity	7,937	6,618	16,240	12,654
Less: Dividends and undistributed earnings allocated to participating securities	57	63	121	123
Net income applicable to common stockholders	$7,880	$6,555	$16,119	$12,531

Total weighted-average basic shares outstanding	3,415.2	3,574.1	3,436.7	3,587.9
Net income per share	$2.31	$1.83	$4.69	$3.49

Diluted earnings per share
Net income applicable to common stockholders	$7,880	$6,555	$16,119	$12,531
Total weighted-average basic shares outstanding	3,415.2	3,574.1	3,436.7	3,587.9
Add: Employee stock options, SARs, warrants and unvested PSUs	19.5	24.9	20.4	26.8
Total weighted-average diluted shares outstanding	3,434.7	3,599.0	3,457.1	3,614.7
Net income per share	$2.29	$1.82	$4.66	$3.47

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

As of or for the three months ended June 30, 2018 (in millions)	Unrealized gains/(losses) on investment securities	Translation adjustments, net of hedges	Fair value hedges(b)	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)

Balance at April 1, 2018	$1,826	$(720)	$(94)	$19	$(1,914)	$(180)	$(1,063)
Net change	(227)	88	(68)	(166)	38	260	(75)
Balance at June 30, 2018	$1,599	$(632)	$(162)	$(147)	$(1,876)	$80	$(1,138)

As of or for the three months ended June 30, 2017 (in millions)	Unrealized gains/(losses) on investment securities	Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)

Balance at April 1, 2017	$1,762	$(157)	NA	$(9)	$(2,274)	$(245)	$(923)
Net change	457	—	NA	53	19	2	531
Balance at June 30, 2017	$2,219	$(157)	NA	$44	$(2,255)	$(243)	$(392)

As of or for the six months ended June 30, 2018 (in millions)	Unrealized gains/(losses) on investment securities	Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)

Balance at January 1, 2018	$2,164	$(470)	$—	$76	$(1,521)	$(368)	$(119)
Cumulative effect of changes in accounting principles:(a)
Premium amortization on purchased callable debt securities	261	—	—	—	—	—	261
Hedge accounting	169	—	(54)	—	—	—	115
Reclassification of certain tax effects from AOCI	466	(277)	—	16	(414)	(79)	(288)
Net change	(1,461)	115	(108)	(239)	59	527	(1,107)
Balance at June 30, 2018	$1,599	$(632)	$(162)	$(147)	$(1,876)	$80	$(1,138)

As of or for the six months ended June 30, 2017 (in millions)	Unrealized gains/(losses) on investment securities	Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)

Balance at January 1, 2017	$1,524	$(164)	NA	$(100)	$(2,259)	$(176)	$(1,175)
Net change	695	7	NA	144	4	(67)	783
Balance at June 30, 2017	$2,219	$(157)	NA	$44	$(2,255)	$(243)	$(392)

(a)	Represents the adjustment to AOCI as a result of the new accounting standards adopted in the first quarter of 2018.

(b)
Represents changes in fair value of cross-currency swaps attributable to changes in cross-currency basis spreads, which are excluded from the assessment of hedge effectiveness and recorded in other comprehensive income. The initial cost of cross-currency basis spreads is recognized in earnings as part of the accrual of interest on the cross currency swap.

The following table presents the pre-tax and after-tax changes in the components of OCI.-

	2018			2017
Three months ended June 30, (in millions)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Unrealized gains/(losses) on investment securities:
Net unrealized gains/(losses) arising during the period	$(376)	$88	$(288)	$695	$(259)	$436
Reclassification adjustment for realized (gains)/losses included in net income(a)	80	(19)	61	34	(13)	21
Net change	(296)	69	(227)	729	(272)	457
Translation adjustments(b):
Translation	(1,056)	208	(848)	317	(117)	200
Hedges	1,227	(291)	936	(319)	119	(200)
Net change	171	(83)	88	(2)	2	—
Fair value hedges, net change(c):	(89)	21	(68)	NA	NA	NA
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	(199)	47	(152)	23	(10)	13
Reclassification adjustment for realized (gains)/losses included in net income(d)	(19)	5	(14)	65	(25)	40
Net change	(218)	52	(166)	88	(35)	53
Defined benefit pension and OPEB plans:
Net gains/(losses) arising during the period	2	—	2	6	(2)	4
Reclassification adjustments included in net income(e):
Amortization of net loss	26	(6)	20	62	(23)	39
Prior service costs/(credits)	(6)	2	(4)	(9)	4	(5)
Foreign exchange and other	31	(11)	20	(25)	6	(19)
Net change	53	(15)	38	34	(15)	19
DVA on fair value option elected liabilities, net change:	340	(80)	260	2	—	2
Total other comprehensive income/(loss)	$(39)	$(36)	$(75)	$851	$(320)	$531

	2018			2017
Six months ended June 30, (in millions)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Unrealized gains/(losses) on investment securities:
Net unrealized gains/(losses) arising during the period	$(2,234)	$525	$(1,709)	$1,062	$(390)	$672
Reclassification adjustment for realized (gains)/losses included in net income(a)	325	(77)	248	37	(14)	23
Net change	(1,909)	448	(1,461)	1,099	(404)	695
Translation adjustments:(b)
Translation	(667)	143	(524)	899	(342)	557
Hedges	838	(199)	639	(875)	325	(550)
Net change	171	(56)	115	24	(17)	7
Fair value hedges, net change(c):	(141)	33	(108)	NA	NA	NA
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	(243)	58	(185)	82	(31)	51
Reclassification adjustment for realized (gains)/losses included in net income(d)	(71)	17	(54)	150	(57)	93
Net change	(314)	75	(239)	232	(88)	144
Defined benefit pension and OPEB plans:
Net gains/(losses) arising during the period	25	(6)	19	(52)	19	(33)
Reclassification adjustments included in net income(e):
Amortization of net loss	52	(12)	40	124	(46)	78
Prior service costs/(credits)	(12)	3	(9)	(18)	7	(11)
Settlement (gain)/loss	—	—	—	(3)	1	(2)
Foreign exchange and other	12	(3)	9	(32)	4	(28)
Net change	77	(18)	59	19	(15)	4
DVA on fair value option elected liabilities, net change:	$690	$(163)	$527	$(105)	$38	$(67)
Total other comprehensive income/(loss)	$(1,426)	$319	$(1,107)	$1,269	$(486)	$783

(a)	The pre-tax amount is reported in investment securities losses in the Consolidated statements of income.

(b)
Reclassifications of pre-tax realized gains/(losses) on translation adjustments and related hedges are reported in other income/expense in the Consolidated statements of income. During the three and six months ended June 30, 2018, the Firm reclassified a net pre-tax loss of $174 million to other expense related to the liquidation of a legal entity, comprised of $23 million related to net investment hedge losses and $151 million related to cumulative translation adjustments. During the six months ended June 30, 2017, the Firm reclassified a net pre-tax loss of $25 million to other expense related to the liquidation of a legal entity, comprised of $47 million related to net investment hedge gains and $72 million related to cumulative translation adjustments. There were no such reclassifications during the three months ended June 30, 2017.

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
For a detailed discussion of the Firm’s restricted cash and other restricted assets, refer to Note 25 of JPMorgan Chase’s 2017 Annual Report.
As a result of the adoption of the restricted cash accounting guidance in the first quarter of 2018, restricted cash is included with unrestricted cash when reconciling the beginning and ending cash balances on the Consolidated statements of cash flows.
The following table presents the components of the Firm’s restricted cash:

(in billions)	June 30, 2018	December 31, 2017
Cash reserves – Federal Reserve Banks	$22.8	$25.7
Segregated for the benefit of securities and futures brokerage customers	15.3	16.8
Cash reserves at non-U.S. central banks and held for other general purposes	3.2	3.3
Total restricted cash(a)	$41.3	$45.8

(a)
Comprises $40.0 billion and $44.8 billion in deposits with banks, and $1.3 billion and $1.0 billion in cash and due from banks on the Consolidated balance sheets as of June 30, 2018 and December 31, 2017, respectively.

Also, as of June 30, 2018 and December 31, 2017, the Firm had:

•	Cash and securities pledged with clearing organizations for the benefit of customers of $18.4 billion and $18.0 billion, respectively.

•	Securities with a fair value of $5.2 billion and $3.5 billion, respectively, were also restricted in relation to customer activity.

Note 19 – Regulatory capital
For a detailed discussion on regulatory capital, refer to Note 26 of JPMorgan Chase’s 2017 Annual Report.
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
The following table represents the minimum and well-capitalized ratios to which the Firm and its IDI subsidiaries were subject as of June 30, 2018.

	Minimum capital ratios		Well-capitalized ratios
	BHC(a)(e)	IDI(b)(e)	BHC(c)	IDI(d)
Capital ratios
CET1	9.0%	6.375%	—%	6.5%
Tier 1	10.5	7.875	6.0	8.0
Total	12.5	9.875	10.0	10.0
Tier 1 leverage	4.0	4.0	5.0	5.0
SLR	5.0	6.0	—	6.0
Note: The table above is as defined by the regulations issued by the Federal Reserve, OCC and FDIC and to which the Firm and its IDI subsidiaries are subject.

(a)
Represents the Transitional minimum capital ratios applicable to the Firm under Basel III at June 30, 2018. At June 30, 2018, the CET1 minimum capital ratio includes 1.875% resulting from the phase in of the Firm’s 2.5% capital conservation buffer and 2.625%, resulting from the phase in of the Firm’s 3.5% GSIB surcharge.

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

The following tables present the risk-based and leverage-based capital metrics for JPMorgan Chase and its significant IDI subsidiaries under both the Basel III Standardized and Basel III Advanced Approaches. As of June 30, 2018, and December 31, 2017, JPMorgan Chase and all of its IDI subsidiaries were well-capitalized and met all capital requirements to which each was subject.

June 30, 2018 (in millions, except ratios)	Basel III Standardized Transitional			Basel III Advanced Transitional
	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.	Chase Bank USA, N.A.	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.	Chase Bank USA, N.A.
Regulatory capital
CET1 capital	$184,708	$188,784	$22,447	$184,708	$188,784	$22,447
Tier 1 capital	210,321	188,784	22,447	210,321	188,784	22,447
Total capital	238,630	200,065	27,321	229,027	193,844	25,947

Assets
Risk-weighted	1,543,370	1,356,526	107,938	1,438,747	1,216,608	178,118
Adjusted average(a)	2,566,013	2,153,804	114,160	2,566,013	2,153,804	114,160

Capital ratios(b)
CET1	12.0%	13.9%	20.8%	12.8%	15.5%	12.6%
Tier 1	13.6	13.9	20.8	14.6	15.5	12.6
Total	15.5	14.7	25.3	15.9	15.9	14.6
Tier 1 leverage(c)	8.2	8.8	19.7	8.2	8.8	19.7

December 31, 2017 (in millions, except ratios)	Basel III Standardized Transitional				Basel III Advanced Transitional
	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.		Chase Bank USA, N.A.	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.		Chase Bank USA, N.A.
Regulatory capital
CET1 capital	$183,300	$184,375		$21,600	$183,300	$184,375		$21,600
Tier 1 capital	208,644	184,375		21,600	208,644	184,375		21,600
Total capital	238,395	195,839		27,691	227,933	189,510	(d)	26,250

Assets
Risk-weighted	1,499,506	1,338,970	(d)	113,108	1,435,825	1,241,916	(d)	190,523
Adjusted average(a)	2,514,270	2,116,031		126,517	2,514,270	2,116,031		126,517

Capital ratios(b)
CET1	12.2%	13.8%		19.1%	12.8%	14.8%	(d)	11.3%
Tier 1	13.9	13.8		19.1	14.5	14.8	(d)	11.3
Total	15.9	14.6	(d)	24.5	15.9	15.3	(d)	13.8
Tier 1 leverage(c)	8.3	8.7		17.1	8.3	8.7		17.1

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

(c)	The Tier 1 leverage ratio is not a risk-based measure of capital.

(d)	The prior period amounts have been revised to conform with the current period presentation.

	June 30, 2018			December 31, 2017
	Basel III Advanced Fully Phased-In			Basel III Advanced Transitional
(in millions, except ratios)	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.	Chase Bank USA, N.A.	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.	Chase Bank USA, N.A.
Total leverage exposure(a)	$3,255,296	$2,799,458	$172,003	$3,204,463	$2,775,041	$182,803
SLR(a)	6.5%	6.7%	13.1%	6.5%	6.6%	11.8%

(a)	Effective January 1, 2018, the SLR was fully phased-in under Basel III. The December 31, 2017, amounts were calculated under the Basel III Transitional rules.

Note 20 – Off–balance sheet lending-related
financial instruments, guarantees, and other
commitments
JPMorgan Chase provides lending-related financial instruments (e.g., commitments and guarantees) to address the financing needs of its customers and clients. The contractual amount of these financial instruments represents the maximum possible credit risk to the Firm should the customer or client draw upon the commitment or the Firm be required to fulfill its obligation under the guarantee, and should the customer or client subsequently fail to perform according to the terms of the contract. Most of these commitments and guarantees are refinanced, extended, cancelled, or expire without being drawn or a default occurring. As a result, the total contractual amount of these instruments is not, in the Firm’s view, representative of its expected future credit exposure or funding requirements. For a further discussion of lending-related commitments and guarantees, and the Firm’s related accounting policies, refer to Note 27 of JPMorgan Chase’s 2017 Annual Report.

To provide for probable credit losses inherent in wholesale and certain consumer lending-related commitments, an allowance for credit losses on lending-related commitments is maintained. Refer to Note 12 for further information regarding the allowance for credit losses on lending-related commitments. The following table summarizes the contractual amounts and carrying values of off-balance sheet lending-related financial instruments, guarantees and other commitments at June 30, 2018, and December 31, 2017. The amounts in the table below for credit card and home equity lending-related commitments represent the total available credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit for these products will be utilized at the same time. The Firm can reduce or cancel credit card lines of credit by providing the borrower notice or, in some cases as permitted by law, without notice. In addition, the Firm typically closes credit card lines when the borrower is 60 days or more past due. The Firm may reduce or close HELOCs when there are significant decreases in the value of the underlying property, or when there has been a demonstrable decline in the creditworthiness of the borrower.

Off–balance sheet lending-related financial instruments, guarantees and other commitments
	Contractual amount						Carrying value(g)
	June 30, 2018					Dec 31, 2017	Jun 30, 2018	Dec 31, 2017
By remaining maturity (in millions)	Expires in 1 year or less	Expires after 1 year through 3 years	Expires after 3 years through 5 years	Expires after 5 years	Total	Total
Lending-related
Consumer, excluding credit card:
Home equity	$1,202	$1,163	$1,559	$16,606	$20,530	$20,360	$12	$12
Residential mortgage(a)	8,342	—	—	12	8,354	5,736	—	—
Auto	7,770	949	187	153	9,059	9,255	2	2
Consumer & Business Banking	12,410	796	110	525	13,841	13,202	19	19
Total consumer, excluding credit card	29,724	2,908	1,856	17,296	51,784	48,553	33	33
Credit card	592,452	—	—	—	592,452	572,831	—	—
Total consumer(b)	622,176	2,908	1,856	17,296	644,236	621,384	33	33
Wholesale:
Other unfunded commitments to extend credit(c)	86,217	130,739	140,327	9,395	366,678	331,160	942	840
Standby letters of credit and other financial guarantees(c)	14,469	8,744	7,042	1,708	31,963	35,226	593	636
Other letters of credit(c)	2,914	54	148		3,116	3,712	4	3
Total wholesale(d)	103,600	139,537	147,517	11,103	401,757	370,098	1,539	1,479
Total lending-related	$725,776	$142,445	$149,373	$28,399	$1,045,993	$991,482	$1,572	$1,512
Other guarantees and commitments
Securities lending indemnification agreements and guarantees(e)	$202,797	$—	$—	$—	$202,797	$179,490	$—	$—
Derivatives qualifying as guarantees	4,737	334	12,415	40,235	57,721	57,174	457	304
Unsettled reverse repurchase and securities borrowing agreements	102,480	—	—	—	102,480	76,859	—	—
Unsettled repurchase and securities lending agreements	92,150	—	—	—	92,150	44,205	—	—
Loan sale and securitization-related indemnifications:
Mortgage repurchase liability	NA	NA	NA	NA	NA	NA	123	111
Loans sold with recourse	NA	NA	NA	NA	1,084	1,169	33	38
Other guarantees and commitments(f)	11,754	1,458	209	2,664	16,085	11,867	(225)	(76)

(a)	Includes certain commitments to purchase loans from correspondents.

(b)	Predominantly all consumer lending-related commitments are in the U.S.

(c)
At June 30, 2018, and December 31, 2017, reflected the contractual amount net of risk participations totaling $287 million and $334 million respectively, for other unfunded commitments to extend credit; $9.8 billion and $10.4 billion, respectively, for standby letters of credit and other financial guarantees; and $407 million and $405 million, respectively, for other letters of credit. In regulatory filings with the Federal Reserve these commitments are shown gross of risk participations.

(d)	At June 30, 2018, and December 31, 2017, the U.S. portion of the contractual amount of total wholesale lending-related commitments was 78% and 77%, respectively.

(e)
At June 30, 2018, and December 31, 2017, collateral held by the Firm in support of securities lending indemnification agreements was $213.7 billion and $188.7 billion, respectively. Securities lending collateral primarily consists of cash and securities issued by governments that are members of G7 and U.S. government agencies.

(f)
At June 30, 2018, and December 31, 2017, primarily includes letters of credit hedged by derivative transactions and managed on a market risk basis, unfunded commitments related to institutional lending and commitments associated with the Firm’s membership in certain clearing houses. Additionally, includes unfunded commitments predominantly related to certain tax-oriented equity investments.

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
The Firm acts as a settlement and custody bank in the U.S. tri-party repurchase transaction market. In its role as settlement and custody bank, the Firm in part is exposed to the intra-day credit risk of its cash borrower clients, usually broker-dealers. This exposure arises under secured clearance advance facilities that the Firm extended to its clients (i.e., cash borrowers); these facilities contractually limit the Firm’s intra-day credit risk to the facility amount and must be repaid by the end of the day. As of December 31, 2017 the secured clearance advance facility maximum outstanding commitment amount was $1.5 billion. As of June 30, 2018 the Firm no longer offers such arrangements to its clients.
Standby letters of credit and other financial guarantees
Standby letters of credit and other financial guarantees are conditional lending commitments issued by the Firm to guarantee the performance of a client or customer to a third party under certain arrangements, such as commercial paper facilities, bond financings, acquisition financings, trade and similar transactions.

The following table summarizes the standby letters of credit and other letters of credit arrangements as of June 30, 2018, and December 31, 2017.
Standby letters of credit, other financial guarantees and other letters of credit

	June 30, 2018		December 31, 2017
(in millions)	Standby letters of credit and other financial guarantees	Other letters of credit	Standby letters of credit and other financial guarantees	Other letters of credit
Investment-grade(a)	$25,512	$2,267	$28,492	$2,646
Noninvestment-grade(a)	6,451	849	6,734	1,066
Total contractual amount	$31,963	$3,116	$35,226	$3,712

Allowance for lending-related commitments	$139	$4	$192	$3
Guarantee liability	454	—	444	—
Total carrying value	$593	$4	$636	$3

Commitments with collateral	$16,326	$597	$17,421	$878

(a)	The ratings scale is based on the Firm’s internal ratings which generally correspond to ratings as defined by S&P and Moody’s.
Derivatives qualifying as guarantees
The Firm transacts certain derivative contracts that have the characteristics of a guarantee under U.S. GAAP. For further information on these derivatives, refer to Note 27 of JPMorgan Chase’s 2017 Annual Report.
The following table summarizes the derivatives qualifying as guarantees as of June 30, 2018, and December 31, 2017.

(in millions)	June 30, 2018	December 31, 2017
Notional amounts
Derivative guarantees	$57,721	$57,174
Stable value contracts with contractually limited exposure	28,487	29,104
Maximum exposure of stable value contracts with contractually limited exposure	2,946	3,053

Fair value
Derivative payables	457	304
Derivative receivables	—	—

In addition to derivative contracts that meet the characteristics of a guarantee, the Firm is both a purchaser and seller of credit protection in the credit derivatives market. For a further discussion of credit derivatives, refer to Note 4.
Loan sales- and securitization-related indemnifications
In connection with the Firm’s mortgage loan sale and securitization activities with GSEs and in certain private label transactions, the Firm has made representations and warranties that the loans sold meet certain requirements, and that may require the Firm to repurchase mortgage loans and/or indemnify the loan purchaser if such representations and warranties are breached by the Firm. Further, although the Firm’s securitizations are predominantly nonrecourse, the Firm does provide recourse servicing in certain limited cases where it agrees to share credit risk with the owner of the mortgage loans. For additional information, refer to Note 27 of JPMorgan Chase’s 2017 Annual Report.

The liability related to repurchase demands associated with private label securitizations is separately evaluated by the Firm in establishing its litigation reserves. For additional information regarding litigation, refer to Note 22 of this Form 10-Q and Note 29 of JPMorgan Chase’s 2017 Annual Report.
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

Note 21 – Pledged assets and collateral
For a discussion of the Firm’s pledged assets and collateral, refer to Note 28 of JPMorgan Chase’s 2017 Annual Report.
Pledged assets
The Firm may pledge financial assets that it owns to maintain potential borrowing capacity with central banks and for other purposes, including to secure borrowings and public deposits, collateralize repurchase and other securities financing agreements, and cover customer short sales. Certain of these pledged assets may be sold or repledged or otherwise used by the secured parties and are parenthetically identified on the Consolidated balance sheets as assets pledged.
The following table presents the Firm’s pledged assets.

(in billions)	June 30, 2018	December 31, 2017
Assets that may be sold or repledged or otherwise used by secured parties	$140.4	$135.8
Assets that may not be sold or repledged or otherwise used by secured parties	76.7	68.1
Assets pledged at Federal Reserve banks and FHLBs	487.0	493.7
Total assets pledged	$704.1	$697.6
Total assets pledged do not include assets of consolidated VIEs; these assets are used to settle the liabilities of those entities. Refer to Note 13 for additional information on assets and liabilities of consolidated VIEs. For additional information on the Firm’s securities financing activities, refer to Note 10. For additional information on the Firm’s long-term debt, refer to Note 19 of JPMorgan Chase’s 2017 Annual Report.
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
The following table presents the fair value of collateral accepted.

(in billions)	June 30, 2018	December 31, 2017
Collateral permitted to be sold or repledged, delivered, or otherwise used	$1,102.8	$968.8
Collateral sold, repledged, delivered or otherwise used	908.2	771.0
Certain prior period amounts for both collateral and pledged assets (including the corresponding pledged assets parenthetical disclosure for trading assets and other assets on the Consolidated balance sheets) have been revised to conform with the current period presentation.

Note 22 – Litigation
Contingencies
As of June 30, 2018, the Firm and its subsidiaries and affiliates are defendants or putative defendants in numerous legal proceedings, including private, civil litigations and regulatory/government investigations. The litigations range from individual actions involving a single plaintiff to class action lawsuits with potentially millions of class members. Investigations involve both formal and informal proceedings, by both governmental agencies and self-regulatory organizations. These legal proceedings are at varying stages of adjudication, arbitration or investigation, and involve each of the Firm’s lines of business and geographies and a wide variety of claims (including common law tort and contract claims and statutory antitrust, securities and consumer protection claims), some of which present novel legal theories.
The Firm believes the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for its legal proceedings is from $0 to approximately $1.7 billion at June 30, 2018. This estimated aggregate range of reasonably possible losses was based upon currently available information for those proceedings in which the Firm believes that an estimate of reasonably possible loss can be made. For certain matters, the Firm does not believe that such an estimate can be made, as of that date. The Firm’s estimate of the aggregate range of reasonably possible losses involves significant judgment, given:

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
American Depositary Receipts Pre-Release Inquiry. The Staff of the U.S. Securities and Exchange Commission’s Enforcement Division has been investigating depositary banks and broker-dealers, including the Firm, in connection with activity relating to pre-released American Depositary Receipts. The Staff’s investigation focuses on the period of 2011 to 2015. The Firm has been cooperating with this investigation.
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
The Firm is also one of a number of foreign exchange dealers defending a class action filed in the United States District Court for the Southern District of New York by U.S.-based plaintiffs, principally alleging violations of federal antitrust laws based on an alleged conspiracy to manipulate foreign exchange rates (the “U.S. class action”). In January 2015, the Firm entered into a settlement agreement in the U.S. class action. Following this settlement, a number of additional putative class actions were filed seeking damages for persons who transacted FX futures and options on futures (the “exchanged-based actions”), consumers who purchased foreign currencies at allegedly inflated rates (the “consumer action”), participants or beneficiaries of qualified ERISA plans (the “ERISA actions”), and purported indirect purchasers of FX instruments (the “indirect purchaser action”). Since then, the Firm has entered into a revised settlement agreement to resolve the consolidated U.S. class action, including the exchange-based actions. The Court granted final approval of that settlement agreement in May 2018. Certain members of the settlement class have filed requests to the Court to be excluded from the class.

The District Court has dismissed one of the ERISA actions, and the United States Court of Appeals for the Second Circuit affirmed that dismissal in July 2018. The District Court has also dismissed the indirect purchaser action, and the plaintiffs have sought leave to replead their complaint. The consumer action and a second ERISA action remain pending in the District Court.
General Motors Litigation. JPMorgan Chase Bank, N.A. participated in, and was the Administrative Agent on behalf of a syndicate of lenders on, a $1.5 billion syndicated Term Loan facility (“Term Loan”) for General Motors Corporation (“GM”). In July 2009, in connection with the GM bankruptcy proceedings, the Official Committee of Unsecured Creditors of Motors Liquidation Company (“Creditors Committee”) filed a lawsuit against JPMorgan Chase Bank, N.A., in its individual capacity and as Administrative Agent for other lenders on the Term Loan, seeking to hold the underlying lien invalid based on the filing of a UCC-3 termination statement relating to the Term Loan. In January 2015, following several court proceedings, the United States Court of Appeals for the Second Circuit reversed the Bankruptcy Court’s dismissal of the Creditors Committee’s claim and remanded the case to the Bankruptcy Court with instructions to enter partial summary judgment for the Creditors Committee as to the termination statement. The proceedings in the Bankruptcy Court continue with respect to, among other things, additional defenses asserted by JPMorgan Chase Bank, N.A. and the value of additional collateral on the Term Loan that was unaffected by the filing of the termination statement at issue. In connection with that additional collateral, a trial in the Bankruptcy Court regarding the value of certain representative assets concluded in May 2017, and a ruling was issued in September 2017. The Bankruptcy Court found that 33 of the 40 representative assets are fixtures and that these fixtures generally should be valued on a “going concern” basis. The Creditors Committee is seeking leave to appeal the Bankruptcy Court’s ruling that the fixtures should be valued on a “going concern” basis rather than on a liquidation basis. In addition, certain Term Loan lenders filed cross-claims in the Bankruptcy Court against JPMorgan Chase Bank, N.A. seeking indemnification and asserting various claims. The parties have engaged in mediation concerning, among other things, the characterization and value of the remaining additional collateral, in light of the Bankruptcy Court’s ruling regarding the representative assets, as well as other issues, including the cross-claims. In July 2018, the parties informed the Bankruptcy Court that, at this time, they do not believe that they will be able to reach a global settlement of the adversary proceeding through mediation, and that they intend to present the Bankruptcy Court with a proposed schedule for ongoing litigation. The parties will continue to mediate specific disputes involving certain issues, principally relating to whether certain of the additional collateral should be characterized as fixtures.

Interchange Litigation. A group of merchants and retail associations filed a series of class action complaints alleging that Visa and MasterCard, as well as certain banks, conspired to set the price of credit and debit card interchange fees and enacted respective rules in violation of antitrust laws. The parties settled the cases for a cash payment, a temporary reduction of credit card interchange, and modifications to certain credit card network rules. In December 2013, the District Court granted final approval of the settlement.
A number of merchants appealed the settlement to the United States Court of Appeals for the Second Circuit, which, in June 2016, vacated the District Court’s certification of the class action and reversed the approval of the class settlement. In March 2017, the U.S. Supreme Court declined petitions seeking review of the decision of the Court of Appeals. The case was remanded to the District Court for further proceedings consistent with the appellate decision. The original class action was divided into two separate actions, one seeking primarily monetary relief and the other seeking primarily injunctive relief. The parties to the class action seeking monetary relief have reached a settlement agreement in principle, subject to documentation and court approval, and are engaged in ongoing negotiations.
In addition, certain merchants have filed individual actions raising similar allegations against Visa and MasterCard, as well as against the Firm and other banks, and those actions are proceeding.
LIBOR and Other Benchmark Rate Investigations and Litigation. JPMorgan Chase has received subpoenas and requests for documents and, in some cases, interviews, from federal and state agencies and entities, including the U.S. Commodity Futures Trading Commission (“CFTC”) and various state attorneys general, as well as the European Commission (“EC”), the Swiss Competition Commission (“ComCo”) and other regulatory authorities and banking associations around the world relating primarily to the process by which interest rates were submitted to the British Bankers Association (“BBA”) in connection with the setting of the BBA’s London Interbank Offered Rate (“LIBOR”) for various currencies, principally in 2007 and 2008. Some of the inquiries also relate to similar processes by which information on rates was submitted to the European Banking Federation (“EBF”) in connection with the setting of the EBF’s Euro Interbank Offered Rates (“EURIBOR”) and to the Japanese Bankers’ Association for the setting of Tokyo Interbank Offered Rates (“TIBOR”) during similar time periods, as well as processes for the setting of U.S. dollar ISDAFIX rates and other reference rates in various parts of the world during similar time periods, including through 2012. The Firm continues to cooperate with these investigations to the extent that they are ongoing. The Firm has recently reached a resolution with the CFTC concerning the CFTC’s U.S. dollar ISDAFIX-related investigation. As previously reported, the Firm has resolved EC inquiries relating to Yen LIBOR and Swiss Franc

LIBOR. In December 2016, the Firm resolved ComCo inquiries relating to these same rates. ComCo’s investigation relating to EURIBOR, to which the Firm and other banks are subject, continues. In December 2016, the EC issued a decision against the Firm and other banks finding an infringement of European antitrust rules relating to EURIBOR. The Firm has filed an appeal of that decision with the European General Court, and that appeal is pending.
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
The Firm has agreed to settle putative class actions related to exchange-traded Eurodollar futures contracts, Swiss franc LIBOR, the Singapore Interbank Offered Rate, the Singapore Swap Offer Rate and the Australian Bank Bill Swap Reference Rate. Those settlements are all subject to further documentation and court approval.
In an action related to EURIBOR, the District Court dismissed all claims except a single antitrust claim and two common law claims, and dismissed all defendants except the Firm and Citibank.
In actions related to U.S. dollar LIBOR, the District Court dismissed certain claims, including antitrust claims brought by some plaintiffs whom the District Court found did not have standing to assert such claims, and permitted antitrust claims, claims under the Commodity Exchange Act and common law claims to proceed. The plaintiffs whose antitrust claims were dismissed for lack of standing have filed an appeal. In February 2018, the District Court (i) granted class certification with respect to certain antitrust claims related to bonds and interest rate swaps sold directly by the defendants, (ii) denied class certification with respect to state common law claims brought by the holders of those bonds and swaps and (iii) denied class certification with respect to two other putative class actions related to exchange-traded Eurodollar futures contracts and LIBOR-based loans held by plaintiff lending institutions. The Firm and another defendant have petitioned for leave to appeal the class certification of the antitrust claims related to bonds and swaps, and plaintiffs have petitioned for leave to appeal the denial of class certification as to exchange-traded Eurodollar futures contracts. In July 2018, the United States Court of Appeals for the Second Circuit denied the plaintiff lending institutions’ petition for leave to appeal the denial of their motion for class certification.
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
Petters Bankruptcy and Related Matters. JPMorgan Chase and certain of its affiliates, including One Equity Partners (“OEP”), were named as defendants in several actions filed in connection with the receivership and bankruptcy proceedings pertaining to Thomas J. Petters and certain affiliated entities (collectively, “Petters”) and the Polaroid Corporation. The principal actions against JPMorgan Chase and its affiliates were brought by a court-appointed receiver for Petters and the trustees in bankruptcy proceedings for three Petters entities. These actions generally sought to avoid certain putative transfers in connection with (i) the 2005 acquisition by Petters of Polaroid, which at the time was majority-owned by OEP; (ii) two credit facilities that JPMorgan Chase and other financial institutions entered into with Polaroid; and (iii) a credit line and investment accounts held by Petters. In January 2017, the Court substantially denied the defendants’ motion to dismiss an amended complaint filed by the plaintiffs. In October 2017, JPMorgan Chase and its affiliates reached an agreement to settle the litigation brought by the Petters bankruptcy trustees, or their successors, and the receiver for Thomas J. Petters. The settlement has received Court approval.
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
The Firm has established reserves for several hundred of its currently outstanding legal proceedings. In accordance with the provisions of U.S. GAAP for contingencies, the Firm accrues for a litigation-related liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. The Firm evaluates its outstanding legal proceedings each quarter to assess its litigation reserves, and makes adjustments in such reserves, upwards or downward, as appropriate, based on management’s best judgment after consultation with counsel. The Firm’s legal expense for litigation and investigations was $0 million and $61 million for the three months ended June 30, 2018 and 2017, respectively. There is no assurance that the Firm’s litigation reserves will not need to be adjusted in the future.

In view of the inherent difficulty of predicting the outcome of legal proceedings, particularly where the claimants seek very large or indeterminate damages, or where the matters present novel legal theories, involve a large number of parties or are in early stages of discovery, the Firm cannot state with confidence what will be the eventual outcomes of the currently pending matters, the timing of their ultimate resolution or the eventual losses, fines, penalties or consequences related to those matters. JPMorgan Chase believes, based upon its current knowledge and after consultation with counsel, consideration of the material legal proceedings described above and after taking into account its current litigation reserves and its estimated aggregate range of possible losses, that the other legal proceedings currently pending against it should not have a material adverse effect on the Firm’s consolidated financial condition. The Firm notes, however, that in light of the uncertainties involved in such proceedings, there is no assurance that the ultimate resolution of these matters will not significantly exceed the reserves it has currently accrued or that a matter will not have material reputational consequences. As a result, the outcome of a particular matter may be material to JPMorgan Chase’s operating results for a particular period, depending on, among other factors, the size of the loss or liability imposed and the level of JPMorgan Chase’s income for that period.

Note 23 – Business segments
The Firm is managed on a line of business basis. There are four major reportable business segments - Consumer & Community Banking, Corporate & Investment Bank, Commercial Banking and Asset & Wealth Management. In addition, there is a Corporate segment.
The business segments are determined based on the products and services provided, or the type of customer served, and they reflect the manner in which financial information is currently evaluated by management. Results of these lines of business are presented on a managed basis. For a further discussion concerning JPMorgan Chase’s business segments, refer to Segment results below, and Note 31 of JPMorgan Chase’s 2017 Annual Report.
Segment results
The following table provides a summary of the Firm’s segment results as of or for the three and six months ended June 30, 2018 and 2017, on a managed basis. The Firm’s definition of managed basis starts with the reported U.S. GAAP results and includes certain reclassifications to present total net revenue for the Firm (and each of the reportable business segments) on an FTE basis. Accordingly, revenue from investments that receive tax credits and tax-exempt securities is presented in the managed results on a basis comparable to taxable investments and securities. This allows management to assess the comparability of revenue from year-to-year arising from both taxable and tax-exempt sources. The corresponding income tax impact related to tax-exempt items is recorded within income tax expense. These adjustments have no impact on net income as reported by the Firm as a whole or by the lines of business.
Business segment capital allocation
The amount of capital assigned to each business is referred to as equity. On at least an annual basis, the Firm assesses the level of capital required for each line of business as well as the assumptions and methodologies used to allocate capital. For additional information on business segment capital allocation, refer to Line of business equity on pages 88-89 of JPMorgan Chase’s 2017 Annual Report.
Effective January 1, 2018, the Firm adopted several new accounting standards. Certain of the new accounting standards were applied retrospectively and, accordingly, prior period amounts were revised. For additional information, refer to Note 1.
Net income in 2018 for the business segments reflects the favorable impact of the reduction in the U.S. federal statutory income tax rate as a result of the TCJA.

Segment results and reconciliation(a)
As of or for the three months ended June 30, (in millions, except ratios)	Consumer & Community Banking		Corporate & Investment Bank		Commercial Banking		Asset & Wealth Management
	2018	2017	2018	2017	2018	2017	2018	2017
Noninterest revenue	$3,748	$3,684	$7,532	$6,480	$633	$583	$2,687	$2,591
Net interest income	8,749	7,728	2,391	2,445	1,683	1,505	885	846
Total net revenue	12,497	11,412	9,923	8,925	2,316	2,088	3,572	3,437
Provision for credit losses	1,108	1,394	58	(53)	43	(130)	2	4
Noninterest expense	6,879	6,500	5,403	4,877	844	790	2,566	2,417
Income before income tax expense	4,510	3,518	4,462	4,101	1,429	1,428	1,004	1,016
Income tax expense	1,098	1,295	1,264	1,391	342	526	249	392
Net income	$3,412	$2,223	$3,198	$2,710	$1,087	$902	$755	$624
Average equity	$51,000	$51,000	$70,000	$70,000	$20,000	$20,000	$9,000	$9,000
Total assets	552,674	529,859	908,954	847,377	220,232	220,676	161,474	147,508
Return on equity	26%	17%	17%	15%	21%	17%	33%	27%
Overhead ratio	55	57	54	55	36	38	72	70

As of or for the three months ended June 30, (in millions, except ratios)	Corporate		Reconciling Items(a)		Total
	2018	2017	2018	2017	2018	2017
Noninterest revenue	$142	$781	$(474)	$(596)	$14,268	$13,523
Net interest income	(62)	23	(161)	$(339)	13,485	12,208
Total net revenue	80	804	(635)	$(935)	27,753	25,731
Provision for credit losses	(1)	—	—	—	1,210	1,215
Noninterest expense	279	183	—	—	15,971	14,767
Income/(loss) before income tax expense/(benefit)	(198)	621	(635)	(935)	10,572	9,749
Income tax expense/(benefit)	(62)	51	(635)	(935)	2,256	2,720
Net income/(loss)	$(136)	$570	$—	$—	$8,316	$7,029
Average equity	$78,901	$80,200	$—	$—	$228,901	$230,200
Total assets	746,716	817,754	NA	NA	2,590,050	2,563,174
Return on equity	NM	NM	NM	NM	14%	12%
Overhead ratio	NM	NM	NM	NM	58	57

(a)
Segment managed results reflect revenue on an FTE basis with the corresponding income tax impact recorded within income tax expense/(benefit). These adjustments are eliminated in reconciling items to arrive at the Firm’s reported U.S. GAAP results.

Segment results and reconciliation(a)
As of or for the six months ended June 30, (in millions, except ratios)	Consumer & Community Banking		Corporate & Investment Bank		Commercial Banking		Asset & Wealth Management
	2018	2017	2018	2017	2018	2017	2018	2017
Noninterest revenue	$7,887	$7,001	$15,449	$13,479	$1,182	$1,182	$5,317	$5,060
Net interest income	17,207	15,381	4,957	5,045	3,300	2,924	1,761	1,665
Total net revenue	25,094	22,382	20,406	18,524	4,482	4,106	7,078	6,725
Provision for credit losses	2,425	2,824	(100)	(149)	38	(167)	17	22
Noninterest expense	13,788	12,895	11,062	10,061	1,688	1,615	5,147	5,198
Income before income tax expense	8,881	6,663	9,444	8,612	2,756	2,658	1,914	1,505
Income tax expense	2,143	2,452	2,272	2,661	644	957	389	496
Net income	$6,738	$4,211	$7,172	$5,951	$2,112	$1,701	$1,525	$1,009
Average equity	$51,000	$51,000	$70,000	$70,000	$20,000	$20,000	$9,000	$9,000
Total assets	552,674	529,859	908,954	847,377	220,232	220,676	161,474	147,508
Return on equity	26%	16%	20%	16%	20%	16%	33%	22%
Overhead ratio	55	58	54	54	38	39	73	77

As of or for the six months ended June 30, (in millions, except ratios)	Corporate		Reconciling Items(a)		Total
	2018	2017	2018	2017	2018	2017
Noninterest revenue	$(43)	$854	$(929)	$(1,178)	$28,863	$26,398
Net interest income	(109)	(75)	(319)	$(668)	26,797	24,272
Total net revenue	(152)	779	(1,248)	$(1,846)	55,660	50,670
Provision for credit losses	(5)	—	—	—	2,375	2,530
Noninterest expense	366	281	—	—	32,051	30,050
Income/(loss) before income tax expense/(benefit)	(513)	498	(1,248)	(1,846)	21,234	18,090
Income tax expense/(benefit)	6	(107)	(1,248)	(1,846)	4,206	4,613
Net income/(loss)	$(519)	$605	$—	$—	$17,028	$13,477
Average equity	$78,261	$78,959	$—	$—	$228,261	$228,959
Total assets	746,716	817,754	NA	NA	2,590,050	2,563,174
Return on equity	NM	NM	NM	NM	14%	11%
Overhead ratio	NM	NM	NM	NM	58	59

(a)
Segment managed results reflect revenue on an FTE basis with the corresponding income tax impact recorded within income tax expense/(benefit). These adjustments are eliminated in reconciling items to arrive at the Firm’s reported U.S. GAAP results.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of JPMorgan Chase & Co.:
Results of Review of Financial Statements
We have reviewed the accompanying consolidated balance sheet of JPMorgan Chase & Co. and its subsidiaries (the “Firm”) as of June 30, 2018, and the related consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2018 and 2017 and the consolidated statements of changes in stockholders’ equity and cash flows for the six-month periods ended June 30, 2018 and 2017, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
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

August 1, 2018

PricewaterhouseCoopers LLP, 300 Madison Avenue, New York, NY 10017

JPMorgan Chase & Co.
Consolidated average balance sheets, interest and rates
(Taxable-equivalent interest and rates; in millions, except rates)

	Three months ended June 30, 2018				Three months ended June 30, 2017
	Average balance	Interest(f)	Rate (annualized)		Average balance	Interest(f)		Rate (annualized)
Assets
Deposits with banks	$425,942	$1,543	1.45%		$439,142	$1,018		0.93%
Federal funds sold and securities purchased under resale agreements	205,001	807	1.58		193,302	528		1.10
Securities borrowed	112,464	148	0.53		90,151	(21)	(h)	(0.09)
Trading assets – debt instruments	256,526	2,127	3.33		234,809	1,834		3.13
Taxable securities	189,419	1,383	2.93		229,196	1,410		2.47
Nontaxable securities(a)	42,588	494	4.65		45,499	720		6.35
Total investment securities	232,007	1,877	3.24	(g)	274,695	2,130		3.11	(g)
Loans	939,675	11,680	4.99		904,969	10,065		4.46
All other interest-earning assets(b)	50,662	848	6.72		40,041	435		4.35
Total interest-earning assets	2,222,277	19,030	3.43		2,177,109	15,989		2.95
Allowance for loan losses	(13,223)				(13,350)
Cash and due from banks	22,050				19,797
Trading assets – equity instruments	112,142				126,127
Trading assets – derivative receivables	60,978				58,250
Goodwill, MSRs and other intangible assets	54,616				53,902
Other assets	154,129				137,401
Total assets	$2,612,969				$2,559,236
Liabilities
Interest-bearing deposits	$1,059,357	$1,340	0.51%		$1,006,008	$629		0.25%
Federal funds purchased and securities loaned or sold under repurchase agreements	192,136	759	1.58		196,331	387		0.79
Short-term borrowings(c)	62,339	260	1.67		43,159	96		0.89
Trading liabilities – debt and other interest-bearing liabilities(d)(e)	180,879	901	2.00		173,373	515		1.19
Beneficial interests issued by consolidated VIEs	20,906	121	2.33		34,083	128		1.51
Long-term debt	275,645	2,003	2.91		295,868	1,687		2.29
Total interest-bearing liabilities	1,791,262	5,384	1.21		1,748,822	3,442		0.79
Noninterest-bearing deposits	401,138				404,121
Trading liabilities – equity instruments(e)	34,593				19,346
Trading liabilities – derivative payables	42,168				44,740
All other liabilities, including the allowance for lending-related commitments	88,839				85,939
Total liabilities	2,358,000				2,302,968
Stockholders’ equity
Preferred stock	26,068				26,068
Common stockholders’ equity	228,901				230,200
Total stockholders’ equity	254,969				256,268
Total liabilities and stockholders’ equity	$2,612,969				$2,559,236
Interest rate spread			2.22%					2.16%
Net interest income and net yield on interest-earning assets		$13,646	2.46			$12,547		2.31
Effective January 1, 2018, the Firm adopted several new accounting standards. Certain of the new accounting standards were applied retrospectively and, accordingly, prior period amounts were revised. For additional information, refer to Note 1.
(a) Represents securities which are tax-exempt for U.S. federal income tax purposes.
(b) Includes held-for-investment margin loans, which are classified in accrued interest and accounts receivable, and all other interest-earning assets, which are classified in other assets on the Consolidated balance sheets.
(c) Includes commercial paper.
(d) Other interest-bearing liabilities include brokerage customer payables.
(e) The combined balance of trading liabilities – debt and equity instruments were $111.0 billion and $90.5 billion for the three months ended June 30, 2018 and 2017, respectively.
(f) Interest includes the effect of certain related hedging derivatives. Taxable-equivalent amounts are used where applicable.
(g) For the three months ended June 30, 2018 and 2017, the annualized rates for securities, based on amortized cost, were 3.27% and 3.15%, respectively; this does not give effect to changes in fair value that are reflected in AOCI.
(h) Negative interest income and yield is related to client-driven demand for certain securities combined with the impact of low interest rates; this is matched book activity and the negative interest expense on the corresponding securities loaned is recognized in interest expense and reported within trading liabilities – debt and other interest-bearing liabilities

JPMorgan Chase & Co.
Consolidated average balance sheets, interest and rates
(Taxable-equivalent interest and rates; in millions, except rates)

	Six months ended June 30, 2018				Six months ended June 30, 2017
	Average balance	Interest(f)	Rate (annualized)		Average balance	Interest(f)		Rate (annualized)
Assets
Deposits with banks	$424,880	$2,864	1.36%		$431,486	$1,743		0.81%
Federal funds sold and securities purchased under resale agreements	201,700	1,538	1.54		195,123	1,054		1.09
Securities borrowed	111,106	210	0.38		92,747	(65)	(h)	(0.14)
Trading assets – debt instruments	256,284	4,245	3.34		230,330	3,717		3.25
Taxable securities	192,511	2,696	2.82		234,967	2,840		2.44
Nontaxable securities(a)	43,348	1,004	4.67		45,133	1,410		6.30
Total investment securities	235,859	3,700	3.16	(g)	280,100	4,250		3.06	(g)
Loans	933,148	22,797	4.93		898,473	19,888		4.46
All other interest-earning assets(b)	49,920	1,529	6.18		40,796	773		3.82
Total interest-earning assets	2,212,897	36,883	3.36		2,169,055	31,360		2.92
Allowance for loan losses	(13,352)				(13,536)
Cash and due from banks	22,111				19,858
Trading assets – equity instruments	109,927				120,735
Trading assets – derivative receivables	60,737				59,816
Goodwill, MSRs and other intangible assets	54,659				54,075
Other assets	152,602				136,268
Total assets	$2,599,581				$2,546,271
Liabilities
Interest-bearing deposits	$1,052,975	$2,400	0.46%		$996,067	$1,112		0.23%
Federal funds purchased and securities loaned or sold under repurchase agreements	194,113	1,337	1.39		192,990	680		0.71
Short-term borrowings(c)	59,984	469	1.58		39,859	169		0.85
Trading liabilities – debt and other interest-bearing liabilities(d)(e)	176,210	1,561	1.79		175,088	920		1.06
Beneficial interests issued by consolidated VIEs	22,226	244	2.22		36,416	263		1.46
Long-term debt	277,315	3,756	2.73		294,056	3,276		2.25
Total interest-bearing liabilities	1,782,823	9,767	1.10		1,734,476	6,420		0.75
Noninterest-bearing deposits	400,317				404,831
Trading liabilities – equity instruments(e)	31,628				20,204
Trading liabilities – derivative payables	41,958				46,547
All other liabilities, including the allowance for lending-related commitments	88,526				85,186
Total liabilities	2,345,252				2,291,244
Stockholders’ equity
Preferred stock	26,068				26,068
Common stockholders’ equity	228,261				228,959
Total stockholders’ equity	254,329				255,027
Total liabilities and stockholders’ equity	$2,599,581				$2,546,271
Interest rate spread			2.26%					2.17%
Net interest income and net yield on interest-earning assets		$27,116	2.47			$24,940		2.32
Effective January 1, 2018, the Firm adopted several new accounting standards. Certain of the new accounting standards were applied retrospectively and, accordingly, prior period amounts were revised. For additional information, refer to Note 1.
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
(e) The combined balance of trading liabilities – debt and equity instruments were $104.5 billion and $92.3 billion for the six months ended June 30, 2018 and 2017, respectively.
(f) Interest includes the effect of certain related hedging derivatives. Taxable-equivalent amounts are used where applicable.
(g) For the six months ended June 30, 2018 and 2017, the annualized rates for securities, based on amortized cost, were 3.19% and 3.09%, respectively; this does not give effect to changes in fair value that are reflected in AOCI.
(h) Negative interest income and yield is related to client-driven demand for certain securities combined with the impact of low interest rates; this is matched book activity and the negative interest expense on the corresponding securities loaned is recognized in interest expense and reported within trading liabilities – debt and other interest-bearing liabilities

GLOSSARY OF TERMS AND ACRONYMS
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
J.P. Morgan Securities: J.P. Morgan Securities LLC
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
Net Capital Rule: Rule 15c3-1 under the Securities Exchange Act of 1934.
Net charge-off/(recovery) rate: represents net charge-offs/(recoveries) (annualized) divided by average retained loans for the reporting period.
Net interchange income includes the following components:

•	Interchange income: A fee paid to a credit card issuer in the clearing and settlement of a sales or cash advance transaction.

•	Rewards costs: The cost to the Firm for points earned by cardholders enrolled in credit card rewards programs.

•	Partner payments: Payments to co-brand credit card partners based on the cost of loyalty program rewards earned by cardholders on credit card transactions.

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
SEC: U.S. Securities and Exchange Commission
Seed capital: Initial JPMorgan capital invested in products, such as mutual funds, with the intention of ensuring the fund is of sufficient size to represent a viable offering to clients, enabling pricing of its shares, and allowing the manager to develop a track record. After these goals are achieved, the intent is to remove the Firm’s capital from the investment.
Single-name: Single reference-entities
SLR: Supplementary leverage ratio
SMBS: Stripped mortgage-backed securities
SPEs: Special purpose entities
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
Equity Markets: primarily includes revenue related to market-making across global equity products, including cash instruments, derivatives, convertibles and prime brokerage.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
For a discussion of the quantitative and qualitative disclosures about market risk, refer to the Market Risk Management section of Management’s discussion and analysis and pages 121-128 of JPMorgan Chase’s 2017 Annual Report.
Item 4.    Controls and Procedures.
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Firm’s management, including its Chairman and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chairman and Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective. Refer to Exhibits 31.1 and 31.2 for the Certification statements issued by the Chairman and Chief Executive Officer and Chief Financial Officer.
The Firm is committed to maintaining high standards of internal control over financial reporting. Nevertheless, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, in a firm as large and complex as JPMorgan Chase, lapses or deficiencies in internal controls do occur from time to time, and there can be no assurance that any such deficiencies will not result in significant deficiencies or material weaknesses in internal controls in the future. For further information, refer to “Management’s report on internal control over financial reporting” on page 146 of JPMorgan Chase’s 2017 Annual Report. There was no change in the Firm’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.
Part II – Other Information
Item 1. Legal Proceedings.
For information that updates the disclosures set forth under Part I, Item 3: Legal Proceedings, in JPMorgan Chase’s 2017 Annual Report on Form 10-K, refer to the discussion of the Firm’s material legal proceedings in Note 22 of this Form 10-Q.
Item 1A. Risk Factors.
For a discussion of certain risk factors affecting the Firm, refer to Part I, Item 1A: Risk Factors on pages 8–26 of JPMorgan Chase’s 2017 Annual Report on Form 10-K and Forward-Looking Statements on page 83 of this Form 10-Q.

Supervision and regulation
For information on Supervision and Regulation, refer to Recent regulatory developments on page 44 of this Form 10-Q and the Supervision and regulation section on pages 1–8 of JPMorgan Chase’s 2017 Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The Firm did not have any unregistered sale of equity securities during the three months ended June 30, 2018.
Repurchases under the common equity repurchase program
Following receipt in June 2018 of the Federal Reserve’s non-objection to the Firm’s 2018 capital plan, the Firm’s Board of Directors authorized the repurchase of up to $20.7 billion of common equity (common stock and warrants) between July 1, 2018 and June 30, 2019. This authorization includes shares repurchased to offset issuances under the Firm’s equity-based compensation plans. The following table sets forth the Firm’s repurchases of common equity for the three and six months ended June 30, 2018 and 2017. There were no warrants repurchased during the three and six months ended June 30, 2018 and 2017.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Total shares of common stock repurchased	45.3	35.0	86.7	67.1
Aggregate common stock repurchases	$4,968	$3,007	$9,639	$5,839
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

Shares repurchased pursuant to the common equity repurchase program during the six months ended June 30, 2018, were as follows.

Six months ended June 30, 2018	Total shares of common stock repurchased	Average price paid per share of common stock(a)	Aggregate repurchases of common equity (in millions)(a)	Dollar value of remaining authorized repurchase (in millions)(a)
First quarter	41,419,035	$112.78	$4,671	$5,156	(b)
April	17,162,364	110.49	1,896	3,260
May	14,810,601	110.28	1,633	1,627
June	13,326,405	107.93	1,439	188
Second quarter	45,299,370	109.67	4,968	188	(c)
Year-to-date	86,718,405	$111.15	$9,639	$188

(a)	Excludes commissions cost.

(b)	Represents the amount remaining under the $19.4 billion repurchase program that was authorized by the Board of Directors on June 28, 2017.

(c)	The $188 million unused portion under the prior Board authorization was canceled when the $20.7 billion program was authorized.

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

(c)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Firm’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the Consolidated statements of income (unaudited) for the three and six months ended June 30, 2018 and 2017, (ii) the Consolidated statements of comprehensive income (unaudited) for the three and six months ended June 30, 2018 and 2017, (iii) the Consolidated balance sheets (unaudited) as of June 30, 2018, and December 31, 2017, (iv) the Consolidated statements of changes in stockholders’ equity (unaudited) for the six months ended June 30, 2018 and 2017, (v) the Consolidated statements of cash flows (unaudited) for the six months ended June 30, 2018 and 2017, and (vi) the Notes to Consolidated Financial Statements (unaudited).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JPMorgan Chase & Co.
(Registrant)

By:	/s/ Nicole Giles
Nicole Giles
Managing Director and Corporate Controller
(Principal Accounting Officer)

Date:	August 1, 2018

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

15	Letter re: Unaudited Interim Financial Information.

31.1	Certification.

31.2	Certification.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.