Form 10-Q
period 2019-03-31
JPMORGAN CHASE & CO
filed 2019-05-02
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended	Commission file
March 31, 2019	number 1-5805
JPMorgan Chase & Co.
(Exact name of registrant as specified in its charter)

Delaware	13-2624428
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

383 Madison Avenue, New York, New York	10179
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	JPM	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 5.45% Non-Cumulative Preferred Stock, Series P	JPM PR A	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 6.30% Non-Cumulative Preferred Stock, Series W	JPM PR E	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 6.125% Non-Cumulative Preferred Stock, Series Y	JPM PR F	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 6.10% Non-Cumulative Preferred Stock, Series AA	JPM PR G	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 6.15% Non-Cumulative Preferred Stock, Series BB	JPM PR H	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 5.75% Non-Cumulative Preferred Stock, Series DD	JPM PR D	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 6.00% Non-Cumulative Preferred Stock, Series EE	JPM PR C	The New York Stock Exchange
Alerian MLP Index ETNs due May 24, 2024	AMJ	NYSE Arca, Inc.
Guarantee of Callable Step-Up Fixed Rate Notes due April 26, 2028 of JPMorgan Chase Financial Company LLC	JPM/28	The New York Stock Exchange
Guarantee of Cushing 30 MLP Index ETNs due June 15, 2037 of JPMorgan Chase Financial Company LLC	PPLN	NYSE Arca, Inc.

Number of shares of common stock outstanding as of March 31, 2019: 3,243,972,971

FORM 10-Q

JPMorgan Chase & Co.
Consolidated financial highlights (unaudited)

As of or for the period ended, (in millions, except per share, ratio, headcount data and where otherwise noted)
	1Q19	4Q18	3Q18	2Q18	1Q18
Selected income statement data
Total net revenue	$29,123	$26,109	$27,260	$27,753	$27,907
Total noninterest expense	16,395	15,720	15,623	15,971	16,080
Pre-provision profit	12,728	10,389	11,637	11,782	11,827
Provision for credit losses	1,495	1,548	948	1,210	1,165
Income before income tax expense	11,233	8,841	10,689	10,572	10,662
Income tax expense	2,054	1,775	2,309	2,256	1,950
Net income	$9,179	$7,066	$8,380	$8,316	$8,712
Earnings per share data
Net income: Basic	$2.65	$1.99	$2.35	$2.31	$2.38
Diluted	2.65	1.98	2.34	2.29	2.37
Average shares: Basic	3,298.0	3,335.8	3,376.1	3,415.2	3,458.3
Diluted	3,308.2	3,347.3	3,394.3	3,434.7	3,479.5
Market and per common share data
Market capitalization	328,387	319,780	375,239	350,204	374,423
Common shares at period-end	3,244.0	3,275.8	3,325.4	3,360.9	3,404.8
Book value per share	71.78	70.35	69.52	68.85	67.59
Tangible book value per share (“TBVPS”)(a)	57.62	56.33	55.68	55.14	54.05
Cash dividends declared per share	0.80	0.80	0.80	0.56	0.56
Selected ratios and metrics
Return on common equity (“ROE”)(b)	16%	12%	14%	14%	15%
Return on tangible common equity (“ROTCE”)(a)(b)	19	14	17	17	19
Return on assets(b)	1.39	1.06	1.28	1.28	1.37
Overhead ratio	56	60	57	58	58
Loans-to-deposits ratio	64	67	65	65	63
Liquidity coverage ratio (“LCR”) (average)	111	113	115	115	115
Common equity Tier 1 (“CET1”) capital ratio(c)	12.1	12.0	12.0	12.0	11.8
Tier 1 capital ratio(c)	13.8	13.7	13.6	13.6	13.5
Total capital ratio(c)	15.7	15.5	15.4	15.5	15.3
Tier 1 leverage ratio(c)	8.1	8.1	8.2	8.2	8.2
Supplementary leverage ratio (“SLR”)	6.4	6.4	6.5	6.5	6.5
Selected balance sheet data (period-end)
Trading assets	$533,402	$413,714	$419,827	$418,799	$412,282
Investment securities	267,365	261,828	231,398	233,015	238,188
Loans	956,245	984,554	954,318	948,414	934,424
Core loans	905,943	931,856	899,006	889,433	870,536
Average core loans	916,567	907,271	894,279	877,640	861,089
Total assets	2,737,188	2,622,532	2,615,183	2,590,050	2,609,785
Deposits	1,493,441	1,470,666	1,458,762	1,452,122	1,486,961
Long-term debt	290,893	282,031	270,124	273,114	274,449
Common stockholders’ equity	232,844	230,447	231,192	231,390	230,133
Total stockholders’ equity	259,837	256,515	258,956	257,458	256,201
Headcount	255,998	256,105	255,313	252,942	253,707
Credit quality metrics
Allowance for credit losses	$14,591	$14,500	$14,225	$14,367	$14,482
Allowance for loan losses to total retained loans	1.43%	1.39%	1.39%	1.41%	1.44%
Allowance for loan losses to retained loans excluding purchased credit-impaired loans(d)	1.28	1.23	1.23	1.22	1.25
Nonperforming assets	$5,616	$5,190	$5,034	$5,767	$6,364
Net charge-offs	1,361	1,236	1,033	1,252	1,335
Net charge-off rate	0.58%	0.52%	0.43%	0.54%	0.59%

(a)
TBVPS and ROTCE are non-GAAP financial measures. For a further discussion of these measures, refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures and Key Performance Measures on pages 15–16.

(b)	Quarterly ratios are based upon annualized amounts.

(c)
Effective January 1, 2019, the capital adequacy of the Firm is now evaluated against the fully phased-in measures under Basel III and represents the lower of the Standardized or Advanced approaches. During 2018, the required capital measures were subject to the transitional rules and as of December 31, 2018 and September 30, 2018, were the same on a fully phased-in and on a transitional basis. Refer to Capital Risk Management on pages 32–36 for additional information on Basel III.

(d)
Excludes the impact of residential real estate purchased credit-impaired (“PCI”) loans, a non-GAAP financial measure. For a further discussion of these measures, refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures and Key Performance Measures on pages 15–16, and the Allowance for credit losses on pages 55–56.

INTRODUCTION
The following is Management’s discussion and analysis of the financial condition and results of operations (“MD&A”) of JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”) for the first quarter of 2019.
This Quarterly Report on Form 10-Q for the first quarter of 2019 (“Form 10-Q”) should be read together with JPMorgan Chase’s Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”), to which reference is hereby made, and which is referred to throughout this Form 10-Q. Refer to the Glossary of terms and acronyms and line of business metrics on pages 151–158 for definitions of terms and acronyms used throughout this Form 10-Q.
This document contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. For a further discussion of certain of those risks and uncertainties and the factors that could cause JPMorgan Chase’s actual results to differ materially because of those risks and uncertainties, refer to Forward-looking Statements on page 68 of this Form 10-Q and Part I, Item 1A, Risk factors, on pages 7–28 of the 2018 Form 10-K.
JPMorgan Chase & Co. (NYSE: JPM), a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States of America (“U.S.”), with operations worldwide; JPMorgan Chase had $2.7 trillion in assets and $259.8 billion in stockholders’ equity as of March 31, 2019. The Firm is a leader in investment banking, financial services for consumers and small businesses, commercial banking, financial transaction processing and asset management. Under the J.P. Morgan and Chase brands, the Firm serves millions of customers in the U.S. and many of the world’s most prominent corporate, institutional and government clients.

JPMorgan Chase’s principal bank subsidiaries are JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank, N.A.”), a national banking association with U.S. branches in 27 states and Washington, D.C. as of March 31, 2019, and Chase Bank USA, National Association (“Chase Bank USA, N.A.”), a national banking association that is the Firm’s principal credit card-issuing bank. In January 2019, the OCC approved an application of merger which was filed by JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A. and which contemplates that Chase Bank USA, N.A. will merge with and into JPMorgan Chase Bank, N.A., with JPMorgan Chase Bank, N.A. as the surviving bank. Completion of the merger is expected to occur in the second quarter of 2019. JPMorgan Chase’s principal nonbank subsidiary is J.P. Morgan Securities LLC (“J.P. Morgan Securities”), a U.S. broker-dealer. The bank and non-bank subsidiaries of JPMorgan Chase operate nationally as well as through overseas branches and subsidiaries, representative offices and subsidiary foreign banks. The Firm’s principal operating subsidiary in the United Kingdom (“U.K.”) is J.P. Morgan Securities plc, a subsidiary of JPMorgan Chase Bank, N.A.
For management reporting purposes, the Firm’s activities are organized into four major reportable business segments, as well as a Corporate segment. The Firm’s consumer business segment is Consumer & Community Banking (“CCB”). The Firm’s wholesale business segments are Corporate & Investment Bank (“CIB”), Commercial Banking (“CB”), and Asset & Wealth Management (“AWM”). For a description of the Firm’s business segments and the products and services they provide to their respective client bases, refer to Note 31 of JPMorgan Chase’s 2018 Form 10-K.

EXECUTIVE OVERVIEW
This executive overview of the MD&A highlights selected information and does not contain all of the information that is important to readers of this Form 10-Q. For a complete description of the trends and uncertainties, as well as the risks and critical accounting estimates affecting the Firm and its various lines of business, this Form 10-Q and the 2018 Form 10-K should be read together and in their entirety.

Financial performance of JPMorgan Chase
(unaudited) As of or for the period ended, (in millions, except per share data and ratios)	Three months ended March 31,
	2019	2018	Change
Selected income statement data
Total net revenue	$29,123	$27,907	4%
Total noninterest expense	16,395	16,080	2
Pre-provision profit	12,728	11,827	8
Provision for credit losses	1,495	1,165	28
Net income	9,179	8,712	5
Diluted earnings per share	$2.65	$2.37	12
Selected ratios and metrics
Return on common equity	16%	15%
Return on tangible common equity	19	19
Book value per share	$71.78	$67.59	6
Tangible book value per share	57.62	54.05	7
Capital ratios(a)
CET1	12.1%	11.8%
Tier 1 capital	13.8	13.5
Total capital	15.7	15.3

(a)
Effective January 1, 2019, the capital adequacy of the Firm is now evaluated against the fully phased-in measures under Basel III and represents the lower of the Standardized or Advanced approaches. During 2018, the required capital measures were subject to the transitional rules. Refer to Capital Risk Management on pages 32–36 for additional information on Basel III.

Comparisons noted in the sections below are for the first quarter of 2019 versus the first quarter of 2018, unless otherwise specified.
Firmwide overview
JPMorgan Chase reported strong results in the first quarter of 2019, with record net income and EPS of $9.2 billion, or $2.65 per share, on record net revenue of $29.1 billion. The Firm reported ROE of 16% and ROTCE of 19%.

•	The Firm had record net income of $9.2 billion, up 5%, driven by strong revenue growth, partially offset by increases in the provision for credit losses and noninterest expense.

•
Total net revenue increased 4%. Net interest income was $14.5 billion, up 9%, predominantly driven by the impact of higher rates, as well as balance sheet growth and change in mix. Noninterest revenue was $14.7 billion, up 1%. The prior year included $505 million of fair value gains related to the adoption of the recognition and measurement accounting guidance. Excluding these gains, noninterest revenue was up 4%, driven by higher auto lease income and investment banking fees, as well as the absence of net losses on investment securities and certain legacy private equity investments in the prior year, with lower Markets revenue more than offset by lower funding spreads on derivatives.

•
Noninterest expense was $16.4 billion, up 2%, driven by investments in the business, including technology, marketing, real estate and front office hires, as well as higher auto lease depreciation, partially offset by the absence of the prior-year FDIC surcharge and lower performance-based compensation.

•
The provision for credit losses was $1.5 billion, an increase of $330 million. The increase was driven by the wholesale portfolio, reflecting a net addition to the allowance for credit losses of $135 million on select Commercial and Industrial client downgrades. This compares to a net reduction in the allowance for credit losses of $170 million in the prior year driven by a single name in the Oil & Gas Portfolio.

•
The total allowance for credit losses was $14.6 billion at March 31, 2019, and the Firm had a loan loss coverage ratio, excluding the PCI portfolio, of 1.28%, compared with 1.25% in the prior year. The Firm’s nonperforming assets totaled $5.6 billion at March 31, 2019, a decrease from $6.4 billion in the prior year, reflecting improved credit performance in the consumer portfolio.

•	Firmwide average core loans increased 6%, and excluding CIB, core loans increased 5%.

Selected capital-related metrics

•	The Firm’s CET1 capital was $186 billion, and the Standardized and Advanced CET1 ratios were 12.1% and 13.0%, respectively.

•	The Firm’s supplementary leverage ratio (“SLR”) was 6.4% at March 31, 2019.

•	The Firm continued to grow tangible book value per share (“TBVPS”), ending the first quarter of 2019 at $57.62, up 7%.
ROTCE and TBVPS are non-GAAP financial measures. Core loans is a key performance measure. For a further discussion of each of these measures, refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures and Key Performance Measures on pages 15–16.
Lines of business highlights
Selected business metrics for each of the Firm’s four lines of business are presented below for the first quarter of 2019.

CCB ROE 30%	• Average core loans up 4%; average deposits up 3% • Client investment assets of $312 billion, up 13% • Credit card sales volume up 10% and merchant processing volume up 13%
CIB ROE 16%
•
Maintained #1 ranking for Global Investment Banking fees with 9.6% wallet share in the first quarter of 2019
•
Debt underwriting revenue of $935 million, up 21%; Advisory revenue of $644 million, up 12%
•
Total Markets revenue of $5.5 billion, down 17%, or 10% adjusted(a)

CB ROE 19%	• Record gross Investment Banking revenue of $818 million, up 44% • Strong credit performance with net charge-offs of 2 bps
AWM ROE 25%	• Average loan balances up 10% • Record assets under management (“AUM”) of $2.1 trillion, up 4%

(a)	Adjusted Markets revenue excludes approximately $500 million of fair value gains related to the adoption of the recognition and measurement accounting guidance in the first quarter of 2018.
For a detailed discussion of results by line of business, refer to the Business Segment Results on pages 17–30.

Credit provided and capital raised
JPMorgan Chase continues to support consumers, businesses and communities around the globe. The Firm provided credit and raised capital for wholesale and consumer clients during the first three months of 2019, consisting of:

$529 billion	Total credit provided and capital raised

$55 billion	Credit for consumers

$7 billion	Credit for U.S. small businesses

$196 billion	Credit for corporations

$256 billion	Capital raised for corporate clients and non-U.S. government entities

$15 billion	Credit and capital raised for U.S. government and nonprofit entities(a)

(a)	Includes states, municipalities, hospitals and universities.

Recent events
On April 17, 2019, JPMorgan Chase announced that Jennifer A. Piepszak, formerly Chief Executive Officer (“CEO”) of Credit Card, would become Chief Financial Officer and a member of the Operating Committee reporting to the Firm’s CEO. Marianne Lake would continue as a member of the Operating Committee and would become CEO of Consumer Lending, which includes Credit Card, Home Lending and Auto, reporting to Gordon Smith, CEO of CCB. All changes became effective May 1, 2019.
On March 29, 2019, JPMorgan Chase announced that it has received approval from the China Securities Regulatory Commission to establish a new majority owned and controlled securities company in China, J.P. Morgan Securities (China) Company Limited.
On March 18, 2019, JPMorgan Chase announced a $350 million, five-year global initiative to prepare for the future of work and meet the growing demand for skilled workers. Building on the Firm’s original, five year $250 million commitment in 2013, this New Skills at Work investment will provide substantial support to community college and other non-traditional career pathway programs.
On March 13, 2019, Chase announced that it plans to expand its retail branches and open up to 90 branches this year in new markets.
On February 11, 2019, JPMorgan Chase announced Advancing Black Pathways to build on the Firm’s existing efforts helping black Americans achieve economic success. As part of this, the Firm is expanding its Entrepreneurs of Color Fund model to Greater Washington, D.C., providing capital and business training to underserved minority entrepreneurs in the region.
2019 outlook
There are no updates to the information provided in the 2019 outlook section of the 2018 Form 10-K.

Business Developments
Expected departure of the U.K. from the EU
The U.K.’s expected departure from the EU, which is commonly referred to as “Brexit,” is scheduled to occur not later than October 31, 2019.
The Firm continues to execute the relevant elements of its Firmwide Brexit Implementation program with the objective of delivering the Firm’s capabilities to its EU clients on “day one” of any departure by the U.K. from the EU, whether or not an agreement has been reached to allow an orderly withdrawal.
The principal operational risks associated with Brexit continue to be the potential for disruption caused by insufficient preparations by individual market participants or in the overall market ecosystem, and risks related to potential disruptions of connectivity among market participants. Although legislative and regulatory actions taken by the EU and the U.K. have mitigated some of the most significant market-wide risks, there continues to be regulatory and legal uncertainty with respect to various matters including contract continuity and access by market participants to liquidity in certain products, such as equities that are listed on both U.K. and EU exchanges.
As discussed in Business Developments on page 46 of the 2018 Form 10-K, the Firm is focused on the following key areas to ensure continuation of service to its EU clients: regulatory and legal entity readiness; client readiness; and business and operational readiness. Following are the significant updates from the matters discussed in the 2018 Form 10-K.

Regulatory and legal entity readiness
The Firm’s legal entities in Germany, Luxembourg and Ireland are now prepared and licensed to provide continuity of services to the Firm’s EU clients, including after any departure by the U.K. from the EU.
Client readiness
A significant proportion of the Firm’s EU client agreements have been re-documented to other EU legal entities to help facilitate continuation of service. The Firm continues to actively engage with clients that have not completed re-documentation to ensure preparedness both in terms of documentation and any operational changes that may be required. The Firm may be negatively impacted by any operational disruption stemming from delays of or lapses in the readiness of other market participants or market infrastructures.
Business and operational readiness
The Firm relocated certain employees during the first quarter of 2019. However, the Firm’s final staffing plan will depend upon the timing and terms of any withdrawal by the U.K. from the EU.
If Brexit is further delayed due to a transition deal or another mechanism, the Firm will continue to review the timing and extent of any further expansion of activities in its EU legal entities, as appropriate. The Firm continues to closely monitor legislative developments, and its implementation plan allows for flexibility given the continued uncertainties.

CONSOLIDATED RESULTS OF OPERATIONS
This section provides a comparative discussion of JPMorgan Chase’s Consolidated Results of Operations on a reported basis for the three months ended March 31, 2019 and 2018, unless otherwise specified. Factors that relate primarily to a single business segment are discussed in more detail within that business segment. For a discussion of the Critical Accounting Estimates Used by the Firm that affect the Consolidated Results of Operations, refer to pages 64–66 of this Form 10-Q and pages 141-143 of JPMorgan Chase’s 2018 Form 10-K.

Revenue
	Three months ended March 31,
(in millions)	2019	2018	Change
Investment banking fees	$1,840	$1,736	6%
Principal transactions	4,076	3,952	3
Lending- and deposit-related fees	1,482	1,477	—
Asset management, administration and commissions	4,114	4,309	(5)
Investment securities gains/(losses)	13	(245)	NM
Mortgage fees and related income	396	465	(15)
Card income	1,274	1,275	—
Other income(a)	1,475	1,626	(9)
Noninterest revenue	14,670	14,595	1
Net interest income	14,453	13,312	9
Total net revenue	$29,123	$27,907	4%

(a)	Included operating lease income of $1.3 billion and $1.0 billion for the three months ended March 31, 2019 and 2018,
Investment banking fees increased, with overall share gains, reflecting:

•	higher debt underwriting fees driven by large acquisition financing deals

•	higher advisory fees compared to a strong prior year, driven by a higher number of large completed transactions partially offset by

•	lower equity underwriting fees driven by declines in industry-wide fee levels.
For additional information, refer to CIB segment results on pages 21–25 and Note 5.
Principal transactions revenue increased reflecting in CIB:

•	a gain from lower funding spreads on derivatives in Credit Adjustments & Other, predominantly offset by

•	lower Fixed Income Markets revenue primarily driven by lower client activity in Currencies & Emerging Markets, and

•	lower Equity Markets revenue driven by lower client activity in derivatives compared to a strong prior year.
the increase in CIB was offset by

•	lower revenue related to hedges on certain investments in AWM, which was more than offset by higher investment valuation gains in other income, and

•	losses on cash deployment transactions in Treasury and Chief Investment Office (“CIO”), which were more than offset by the net interest income earned on those transactions.
The increase also reflects the absence of net losses on certain legacy private equity investments in the prior year in Corporate.
For additional information, refer to CIB, AWM and Corporate segment results on pages 21–25, pages 28–29 and page 30, and Note 5.
Asset management, administration and commissions revenue decreased reflecting:

•	lower asset management fees in AWM driven by lower average market levels

•	lower brokerage commissions in CIB and AWM on lower activity.
For additional information, refer to AWM and CIB segment results on pages 28–29 and pages 21–25, respectively, and Note 5.
For information on lending- and deposit-related fees, refer to the segment results for CCB on pages 28–29, CIB on pages 18–20 and CB on pages 21–25 and Note 5.
Investment securities gains/(losses) increased due to the absence of net losses related to the repositioning of the investment securities portfolio in the prior year. For additional information, refer to Corporate segment results on page 30 and Note 9.
Mortgage fees and related income decreased driven by:

•	lower net mortgage servicing revenue reflecting a lower level of third-party loans serviced and lower MSR risk management results largely offset by

•	higher net mortgage production revenue reflecting higher mortgage production margins, as well as the impact of a loan sale.
For further information, refer to CCB segment results on pages 18–20, Note 5 and 14 .
For information on card income, refer to Note 5.

Other income reflects:

•	higher operating lease income from growth in auto operating lease volume in CCB, and

•	higher investment valuation gains in AWM, which were largely offset by the impact of the related hedges in principal transactions revenue which were more than offset by

•	the absence of the $505 million of fair value gains related to the adoption of the recognition and measurement accounting guidance in the first quarter of 2018.
For further information, refer to Note 5.
Net interest income increased driven by the impact of higher rates, as well as balance sheet growth and change in mix, partially offset by lower CIB Markets net interest income. The Firm’s average interest-earning assets were $2.3 trillion, up $110 billion, and the net interest yield on these assets, on a fully taxable-equivalent (“FTE”) basis, was 2.56%, an increase of 8 basis points. The net interest yield excluding CIB Markets was 3.43%, an increase of 30 basis points. Net interest yield excluding CIB markets is a non-GAAP financial measure. For a further discussion of this measure, refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures and Key Performance Measures on pages 15–16.

Provision for credit losses
	Three months ended March 31,
(in millions)	2019	2018	Change
Consumer, excluding credit card	$114	$146	(22)%
Credit card	1,202	1,170	3
Total consumer	1,316	1,316	—
Wholesale	179	(151)	NM
Total provision for credit losses	$1,495	$1,165	28%
The provision for credit losses increased driven by wholesale, reflecting a net addition to the allowance for credit losses of $135 million on select Commercial and Industrial ("C&I") client downgrades. The prior period was a benefit reflecting a net reduction of $170 million in the allowance for credit losses driven by a single name in the Oil & Gas portfolio.
The total consumer provision was flat reflecting lower net charge-offs in the residential real estate and auto portfolios, offset by higher net charge-offs in the credit card portfolio, driven by loan growth.
For additional information on the credit portfolio and the allowance for credit losses, refer to the segment discussions of CCB on pages 18–20, CIB on pages 21–25, CB on pages 26–27, the Allowance for Credit Losses on pages 55–56 and Note 12.

Noninterest expense
	Three months ended March 31,
(in millions)	2019	2018	Change
Compensation expense	$8,937	$8,862	1%
Noncompensation expense:
Occupancy	1,068	888	20
Technology, communications and equipment	2,364	2,054	15
Professional and outside services	2,039	2,121	(4)
Marketing	879	800	10
Other expense(a)(b)	1,108	1,355	(18)
Total noncompensation expense	7,458	7,218	3
Total noninterest expense	$16,395	$16,080	2%

(a)	Included Firmwide legal expense/(benefit) of $(81) million and $70 million for the three months ended March 31, 2019 and 2018, respectively.

(b)	Included FDIC-related expense of $143 million and $383 million for the three months ended March 31, 2019 and 2018, respectively.
Compensation expense increased driven by investments in the businesses, including front office hires, as well as technology staff, largely offset by lower performance-related compensation in CIB.
Noncompensation expense increased as a result of:

•	higher investments in the businesses, including real estate, technology, and marketing

•	higher depreciation expense from growth in auto operating lease volume in CCB

•	a contribution to the Firm’s Foundation
largely offset by

•	lower FDIC-related expense as a result of the elimination of the surcharge at the end of the third quarter of 2018, and

•	a net legal benefit compared with an expense in the prior year.

Income tax expense
	Three months ended March 31,
(in millions)	2019	2018	Change
Income before income tax expense	$11,233	$10,662	5%
Income tax expense	2,054	1,950	5
Effective tax rate	18.3%	18.3%
The effective tax rate was in-line with the prior year and lower than the U.S. Federal statutory rate largely due to tax benefits related to the vesting of employee stock-based awards.

CONSOLIDATED BALANCE SHEETS AND CASH FLOWS ANALYSIS
Consolidated balance sheets analysis
The following is a discussion of the significant changes between March 31, 2019, and December 31, 2018.

Selected Consolidated balance sheets data
(in millions)	Mar 31, 2019	Dec 31, 2018	Change
Assets
Cash and due from banks	$21,946	$22,324	(2)%
Deposits with banks	280,658	256,469	9
Federal funds sold and securities purchased under resale agreements	299,140	321,588	(7)
Securities borrowed	123,186	111,995	10
Trading assets	533,402	413,714	29
Investment securities	267,365	261,828	2
Loans	956,245	984,554	(3)
Allowance for loan losses	(13,533)	(13,445)	1
Loans, net of allowance for loan losses	942,712	971,109	(3)
Accrued interest and accounts receivable	72,240	73,200	(1)
Premises and equipment	24,160	14,934	62
Goodwill, MSRs and other intangible assets	54,168	54,349	—
Other assets	118,211	121,022	(2)
Total assets	$2,737,188	$2,622,532	4%
Cash and due from banks and deposits with banks increased primarily as a result of a shift in the deployment of cash in Treasury and CIO from securities purchased under resale agreements to deposits with banks. Deposits with banks reflect the Firm’s placements of its excess cash with various central banks, including the Federal Reserve Banks.
Federal funds sold and securities purchased under resale agreements decreased primarily as a result of a shift in the deployment of cash in Treasury and CIO from securities purchased under resale agreements to deposits with banks, the impact of a decline in securities used to collateralize deposits in CB, and client-driven market-making activities in CIB. For additional information on the Firm’s Liquidity Risk Management, refer to pages 37–41.
Securities borrowed increased driven by higher demand for securities to cover short positions related to client-driven market-making activities in CIB.
Trading assets increased predominantly related to client-driven market-making activities in CIB, reflecting the impact of improved market conditions and when compared with lower levels at year-end. This resulted in higher levels of debt instruments in Fixed Income Markets, and equity instruments in Equity Markets, including prime brokerage. In addition, but to a lesser extent, trading assets increased in Treasury and CIO associated with the deployment of excess cash into short-term instruments. For additional information, refer to Notes 2 and 4.
Investment securities increased primarily reflecting net purchases of U.S. government agency mortgage-backed securities (“MBS”) in Treasury and CIO. For additional information on Investment securities, refer to Corporate segment results on page 30, Investment Portfolio Risk Management on page 57, and Notes 2 and 9.
Loans decreased reflecting:

•	lower consumer loans due to a decline in the residential real estate portfolio, predominantly driven by a loan sale, and a seasonal decline in credit card balances and

•	lower loans across the wholesale businesses, primarily driven by a loan syndication in CIB, and seasonality and paydowns in AWM.
The allowance for loan losses was relatively flat, with the increase in the wholesale allowance reflecting a net addition to the allowance of $132 million on select C&I client downgrades, partially offset by a decline in the consumer allowance as a result of write-offs of PCI loans.
For a more detailed discussion of loans and the allowance for loan losses, refer to Credit and Investment Risk Management on pages 42–57, and Notes 2, 3, 11 and 12.
Accrued interest and accounts receivable was relatively flat and reflected lower client receivables related to client-driven activities in CIB, partially offset by higher receivables in CCB related to the timing of payment activities in Card Services, due to the end of the quarter falling on a weekend.
Premises and equipment increased due to the adoption of the new lease accounting guidance effective January 1, 2019. For additional information, refer to Note 16.
For information on Goodwill and MSRs, refer to Note 14.

Selected Consolidated balance sheets data (continued)
(in millions)	Mar 31, 2019	Dec 31, 2018	Change
Liabilities
Deposits	$1,493,441	$1,470,666	2%
Federal funds purchased and securities loaned or sold under repurchase agreements	222,677	182,320	22
Short-term borrowings	71,305	69,276	3
Trading liabilities	156,907	144,773	8
Accounts payable and other liabilities	216,173	196,710	10
Beneficial interests issued by consolidated variable interest entities (“VIEs”)	25,955	20,241	28
Long-term debt	290,893	282,031	3
Total liabilities	2,477,351	2,366,017	5
Stockholders’ equity	259,837	256,515	1
Total liabilities and stockholders’ equity	$2,737,188	$2,622,532	4%
Deposits increased driven by the impact of seasonality in CCB, short-term inflows and growth in time deposits in AWM, and the net issuance of structured notes in CIB. The increase was partially offset by a decline from seasonally higher year-end balances in CB, and lower deposits in Treasury Services in CIB. For more information, refer to the Liquidity Risk Management discussion on pages 37–41; and Notes 2 and 15.
Federal funds purchased and securities loaned or sold under repurchase agreements increased primarily due to client-driven market-making activities and higher secured financing of trading assets-debt and equity instruments in CIB.
Trading liabilities increased as a result of client-driven market-making activities in CIB, which resulted in higher levels of short positions in debt instruments in Fixed Income Markets, partially offset by a decline in equity instruments in prime brokerage.
For additional information, refer to Derivative contracts on pages 53–54, and Notes 2 and 4.

Accounts payable and other liabilities increased reflecting:

•	higher client payables related to client-driven market-making activities in CIB,

•	the impact of the adoption of the new lease accounting guidance, and

•	higher payables in CCB related to the timing of payment activities in Card Services, due to the end of the quarter falling on a weekend.
For additional information about Leases, refer to Note 16.
Beneficial interests issued by consolidated VIEs increased due to lower levels of CIB conduit-issued commercial paper held by the Firm, in line with the Firm’s short-term funding plans. For further information on Firm-sponsored VIEs and loan securitization trusts, refer to Off-Balance Sheet Arrangements on page 14 and Notes 13 and 22.
Long-term debt increased primarily driven by the net issuance of structured notes in CIB and senior debt in Treasury and CIO. For additional information on the Firm’s long-term debt activities, refer to Liquidity Risk Management on pages 37–41.
For information on changes in stockholders’ equity, refer to page 72, and on the Firm’s capital actions, refer to Capital actions on pages 34–35.

Consolidated cash flows analysis
The following is a discussion of cash flow activities during the three months ended March 31, 2019 and 2018.

(in millions)	Three months ended March 31,
	2019	2018
Net cash provided by/(used in)
Operating activities	$(80,880)	$(35,109)
Investing activities	36,301	(45,021)
Financing activities	69,435	60,589
Effect of exchange rate changes on cash	(1,045)	3,049
Net increase/(decrease) in cash and due from banks and deposits with banks	$23,811	$(16,492)
Operating activities

•
In 2019, cash used primarily reflected an increase in trading assets-debt and equity instruments and higher securities borrowed, partially offset by increased trading liabilities and accounts payable and other liabilities, and net proceeds from loans held-for-sale.

•	In 2018, cash used primarily reflected increases in trading assets-debt and equity instruments, and securities borrowed.

Investing activities

•	In 2019, cash provided reflected a decrease in securities purchased under resale agreements, and net proceeds from sales of loans held-for-investment.

•	In 2018, cash used reflected an increase in securities purchased under resale agreements, partially offset by lower investment securities.
Financing activities

•	In 2019, cash provided reflected higher securities loaned or sold under repurchase agreements and higher deposits.

•	In 2018, cash provided reflected higher deposits, and securities loaned or sold under repurchase agreements, partially offset by a decrease in long-term borrowings.

•	For both periods, cash was used for repurchases of common stock and cash dividends on common and preferred stock.
* * *
For a further discussion of the activities affecting the Firm’s cash flows, refer to Consolidated Balance Sheets Analysis on pages 11–13, Capital Risk Management on pages 32–36, and Liquidity Risk Management on pages 37–41 of this Form 10-Q, and pages 95–100 of JPMorgan Chase’s 2018 Form 10-K.

OFF-BALANCE SHEET ARRANGEMENTS
In the normal course of business, the Firm enters into various off-balance sheet arrangements and contractual obligations that may require future cash payments. Certain obligations are recognized on-balance sheet, while others are disclosed off-balance sheet under accounting principles generally accepted in the U.S. (“U.S. GAAP”).
Special-purpose entities
The Firm has several types of off–balance sheet arrangements, including through nonconsolidated special-purpose entities (“SPEs”), which are a type of VIE, and through lending-related financial instruments (e.g., commitments and guarantees).
The Firm holds capital, as appropriate, against all SPE-related transactions and related exposures, such as derivative contracts and lending-related commitments and guarantees.
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

Type of off-balance sheet arrangement	Location of disclosure	Page references
Special-purpose entities: variable interests and other obligations, including contingent obligations, arising from variable interests in nonconsolidated VIEs	Refer to Note 13	123-128
Off-balance sheet lending-related financial instruments, guarantees, and other commitments	Refer to Note 22	140-143

EXPLANATION AND RECONCILIATION OF THE FIRM’S USE OF NON-GAAP FINANCIAL MEASURES AND KEY PERFORMANCE MEASURES
The Firm prepares its Consolidated Financial Statements in accordance with U.S. GAAP and this presentation is referred to as “reported” basis; these financial statements appear on pages 69-73.
In addition to analyzing the Firm’s results on a reported basis, the Firm also reviews and uses certain non-GAAP financial measures at the Firmwide and segment level. These non-GAAP measures include:

•
Firmwide “managed” basis results, including the overhead ratio, which include certain reclassifications to present total net revenue from investments that receive tax credits and tax-exempt securities on a basis comparable to taxable investments and securities (“FTE” basis)

•	Net interest income and net yield excluding CIB’s Markets businesses

•	Certain credit metrics and ratios, which exclude PCI loans

•	Tangible common equity (“TCE”), ROTCE, and TBVPS.
In addition, core loans is a key performance measure utilized by the Firm and its investors and analysts in assessing actual growth in the loan portfolio.
For a further discussion of management’s use of non-GAAP financial measures and key performance measures, refer to Explanation and Reconciliation Of the Firm’s Use Of Non-GAAP Financial Measures and Key Performance Measures on pages 57-59 of JPMorgan Chase’s 2018 Form 10-K.
The following summary table provides a reconciliation from the Firm’s reported U.S. GAAP results to managed basis.

	Three months ended March 31,
	2019			2018
(in millions, except ratios)	Reported results	Fully taxable-equivalent adjustments(a)	Managed basis	Reported results	Fully taxable-equivalent adjustments(a)	Managed basis
Other income	$1,475	$585	$2,060	$1,626	$455	$2,081
Total noninterest revenue	14,670	585	15,255	14,595	455	15,050
Net interest income	14,453	143	14,596	13,312	158	13,470
Total net revenue	29,123	728	29,851	27,907	613	28,520
Pre-provision profit	12,728	728	13,456	11,827	613	12,440
Income before income tax expense	11,233	728	11,961	10,662	613	11,275
Income tax expense	$2,054	$728	$2,782	$1,950	$613	$2,563
Overhead ratio	56%	NM	55%	58%	NM	56%

(a)	Predominantly recognized in CIB, CB and Corporate.
The following table provides information on net interest income and net yield excluding CIB’s Markets businesses.

(in millions, except rates)	Three months ended March 31,
	2019	2018	Change
Net interest income – managed basis(a)(b)	$14,596	$13,470	8%
Less: CIB Markets net interest income(c)	624	1,030	(39)
Net interest income excluding CIB Markets(a)	$13,972	$12,440	12

Average interest-earning assets	$2,313,103	$2,203,413	5
Less: Average CIB Markets interest-earning assets(c)	663,389	591,547	12
Average interest-earning assets excluding CIB Markets	$1,649,714	$1,611,866	2%
Net interest yield on average interest-earning assets – managed basis	2.56%	2.48%
Net interest yield on average CIB Markets interest-earning assets(c)	0.38	0.71
Net interest yield on average interest-earning assets excluding CIB Markets	3.43%	3.13%

(a)	Interest includes the effect of related hedges. Taxable-equivalent amounts are used where applicable.

(b)	For a reconciliation of net interest income on a reported and managed basis, refer to the table above relating to the reconciliation from the Firm’s reported U.S. GAAP results to managed basis.

(c)	For further information on CIB’s Markets businesses, refer to page 24.

The following summary table provides a reconciliation from the Firm’s common stockholders’ equity to TCE.

	Period-end		Average
(in millions, except per share and ratio data)	Mar 31, 2019	Dec 31, 2018	Three months ended March 31,
			2019	2018
Common stockholders’ equity	$232,844	$230,447	$230,051	$227,615
Less: Goodwill	47,474	47,471	47,475	47,504
Less: Other intangible assets	737	748	744	845
Add: Certain Deferred tax liabilities(a)	2,293	2,280	2,287	2,210
Tangible common equity	$186,926	$184,508	$184,119	$181,476

Return on tangible common equity	NA	NA	19%	19%
Tangible book value per share	$57.62	$56.33	NA	NA

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
The business segments are determined based on the products and services provided, or the type of customer served, and they reflect the manner in which financial information is currently evaluated by the Firm’s Operating Committee. Segment results are presented on a managed basis. For a definition of managed basis, refer to Explanation and Reconciliation of the Firm’s use of Non-GAAP Financial Measures and Key Performance Measures on pages 15–16.
Description of business segment reporting methodology
Results of the business segments are intended to present each segment as if it were essentially a stand-alone business. The management reporting process that derives business segment results includes the allocation of certain income and expense items. For further information about line of business capital, refer to Line of business equity on page 34. The Firm periodically assesses the assumptions, methodologies and reporting classifications used for segment reporting, and further refinements may be implemented in future periods.
Business segment capital allocation
The amount of capital assigned to each business is referred to as equity. On at least an annual basis, the assumptions and methodologies used in capital allocation are assessed and as a result, the capital allocated to lines of business may change. For additional information on business segment capital allocation, refer to Line of business equity on page 91 of JPMorgan Chase’s 2018 Form 10-K.
For a further discussion of those methodologies, refer to Business Segment Results – Description of business segment reporting methodology on pages 60–61 of JPMorgan Chase’s 2018 Form 10-K.
Segment results – managed basis
The following tables summarize the Firm’s results by segment for the periods indicated.

Three months ended March 31,	Consumer & Community Banking			Corporate & Investment Bank			Commercial Banking
(in millions, except ratios)	2019	2018	Change	2019	2018	Change	2019	2018	Change
Total net revenue	$13,751	$12,597	9%	$9,848	$10,483	(6)%	$2,338	$2,166	8
Total noninterest expense	7,211	6,909	4	5,453	5,659	(4)	873	844	3
Pre-provision profit/(loss)	6,540	5,688	15	4,395	4,824	(9)	1,465	1,322	11
Provision for credit losses	1,314	1,317	—	87	(158)	NM	90	(5)	NM
Net income/(loss)	3,963	3,326	19	3,251	3,974	(18)	1,053	1,025	3
Return on equity (“ROE”)	30%	25%		16%	22%		19%	20%

Three months ended March 31,	Asset & Wealth Management			Corporate			Total
(in millions, except ratios)	2019	2018	Change	2019	2018	Change	2019	2018	Change
Total net revenue	$3,489	$3,506	—	$425	$(232)	NM	$29,851	$28,520	5
Total noninterest expense	2,647	2,581	3	211	87	143	16,395	16,080	2
Pre-provision profit/(loss)	842	925	(9)	214	(319)	NM	13,456	12,440	8
Provision for credit losses	2	15	(87)	2	(4)	NM	1,495	1,165	28
Net income/(loss)	661	770	(14)	251	(383)	NM	9,179	8,712	5
Return on equity (“ROE”)	25%	34%		NM	NM		16%	15%
The following sections provide a comparative discussion of the Firm’s results by segment as of or for the three months ended March 31, 2019 versus the corresponding period in the prior year, unless otherwise specified.

CONSUMER & COMMUNITY BANKING
For a discussion of the business profile of CCB, refer to pages 62–65 of JPMorgan Chase’s 2018 Form 10-K and Line of Business Metrics on page 156.

Selected income statement data
	Three months ended March 31,
(in millions, except ratios)	2019	2018	Change
Revenue
Lending- and deposit-related fees	$873	$857	2%
Asset management, administration and commissions	618	575	7
Mortgage fees and related income	396	465	(15)
Card income	1,168	1,170	—
All other income	1,278	1,072	19
Noninterest revenue	4,333	4,139	5
Net interest income	9,418	8,458	11
Total net revenue	13,751	12,597	9

Provision for credit losses	1,314	1,317	—

Noninterest expense
Compensation expense	2,708	2,660	2
Noncompensation expense(a)	4,503	4,249	6
Total noninterest expense	7,211	6,909	4
Income before income tax expense	5,226	4,371	20
Income tax expense	1,263	1,045	21
Net income	$3,963	$3,326	19

Revenue by line of business
Consumer & Business Banking	$6,568	$5,722	15
Home Lending	1,346	1,509	(11)
Card, Merchant Services & Auto	5,837	5,366	9

Mortgage fees and related income details:
Net production revenue	200	95	111
Net mortgage servicing revenue(b)	196	370	(47)
Mortgage fees and related income	$396	$465	(15)%

Financial ratios
Return on equity	30%	25%
Overhead ratio	52	55
Note: In the discussion and the tables which follow, CCB presents certain financial measures which exclude the impact of PCI loans; these are non-GAAP financial measures.

(a)	Included operating lease depreciation expense of $969 million and $777 million for the three months ended March 31, 2019 and 2018, respectively.

(b)	Included MSR risk management results of $(9) million and $17 million for the three months ended March 31, 2019 and 2018, respectively.

Quarterly results
Net income was $4.0 billion, an increase of 19%.
Net revenue was $13.8 billion, an increase of 9%.
Net interest income was $9.4 billion, up 11%, driven by:

•	higher deposit margins and balance growth in CBB, as well as higher loan balances and margin expansion in Card, partially offset by

•	higher rates driving loan spread compression in Home Lending.
Noninterest revenue was $4.3 billion, up 5%, driven by:

•	higher auto lease volume and

•	higher net mortgage production revenue reflecting higher mortgage production margins, as well as the impact of a loan sale, partially offset by

•	lower net mortgage servicing revenue reflecting a lower level of third-party loans serviced and lower MSR risk management results.
Refer to Note 14 for further information regarding changes in value of the MSR asset and related hedges, and mortgage fees and related income.
Noninterest expense was $7.2 billion, up 4%, driven by:

•	technology, marketing and other investments in the business, as well as higher auto lease depreciation, partially offset by

•	expense efficiencies and the absence of the prior-year FDIC surcharge.
The provision for credit losses was $1.3 billion, flat compared with the prior year, reflecting:

•	lower net charge-offs in the residential real estate and auto portfolios, offset by higher net charge-offs in the credit card portfolio, driven by loan growth.

Selected metrics
	As of or for the three months ended March 31,
(in millions, except headcount)	2019	2018	Change
Selected balance sheet data (period-end)
Total assets	$552,486	$540,659	2%
Loans:
Consumer & Business Banking	26,492	25,856	2
Home equity	34,417	40,777	(16)
Residential mortgage	196,182	199,548	(2)
Home Lending	230,599	240,325	(4)
Card	150,527	140,414	7
Auto	62,786	66,042	(5)
Total loans	470,404	472,637	—
Core loans	420,417	409,296	3
Deposits	702,587	685,170	3
Equity	52,000	51,000	2

Selected balance sheet data (average)
Total assets	$553,832	$538,938	3
Loans:
Consumer & Business Banking	26,488	25,845	2
Home equity	35,224	41,786	(16)
Residential mortgage	203,725	198,653	3
Home Lending	238,949	240,439	(1)
Card	151,134	142,927	6
Auto	62,763	65,863	(5)
Total loans	479,334	475,074	1
Core loans	428,215	410,147	4
Deposits	681,013	659,599	3
Equity	52,000	51,000	2

Headcount(a)	128,419	133,408	(4)%

(a)	During the third quarter of 2018, approximately 1,200 employees transferred from CCB to CIB as part of the reorganization of the Commercial Card business.

Selected metrics
	As of or for the three months ended March 31,
(in millions, except ratio data)	2019	2018	Change
Credit data and quality statistics
Nonaccrual loans(a)(b)	$3,265	$4,104	(20)%

Net charge-offs/(recoveries)(c)
Consumer & Business Banking	59	53	11
Home equity	—	16	NM
Residential mortgage	(5)	2	NM
Home Lending	(5)	18	NM
Card	1,202	1,170	3
Auto	58	76	(24)
Total net charge-offs/(recoveries)	$1,314	$1,317	—

Net charge-off/(recovery) rate(c)
Consumer & Business Banking	0.90%	0.83%
Home equity(d)	—	0.21
Residential mortgage(d)	(0.01)	—
Home Lending(d)	(0.01)	0.03
Card	3.23	3.32
Auto	0.37	0.47
Total net charge-off/(recovery) rate(d)	1.17	1.20

30+ day delinquency rate
Home Lending(e)(f)	0.77%	0.98%
Card	1.85	1.82
Auto	0.63	0.71

90+ day delinquency rate — Card	0.97	0.95

Allowance for loan losses
Consumer & Business Banking	$796	$796	—
Home Lending, excluding PCI loans	1,003	1,003	—
Home Lending — PCI loans(c)	1,738	2,205	(21)
Card	5,183	4,884	6
Auto	465	464	—
Total allowance for loan losses(c)	$9,185	$9,352	(2)%

(a)	Excludes PCI loans. The Firm is recognizing interest income on each pool of PCI loans as each of the pools is performing.

(b)
At March 31, 2019 and 2018, nonaccrual loans excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $2.2 billion and $4.0 billion, respectively. These amounts have been excluded based upon the government guarantee.

(c)
Net charge-offs/(recoveries) and the net charge-off/(recovery) rates for the three months ended March 31, 2019 and 2018, excluded $50 million and $20 million, respectively, of write-offs in the PCI portfolio. These write-offs decreased the allowance for loan losses for PCI loans. For further information on PCI write-offs, refer to Summary of changes in the allowance for credit losses on page 56.

(d)
Excludes the impact of PCI loans. For the three months ended March 31, 2019 and 2018, the net charge-off/(recovery) rates including the impact of PCI loans were as follows: (1) home equity of –% and 0.16%, respectively; (2) residential mortgage of (0.01)% and –%, respectively; (3) Home Lending of (0.01)% and 0.03%, respectively; and (4) total CCB of 1.11% and 1.12%, respectively.

(e)
At March 31, 2019 and 2018, excluded mortgage loans insured by U.S. government agencies of $3.2 billion and $5.7 billion, respectively, that are 30 or more days past due. These amounts have been excluded based upon the government guarantee.

(f)	Excludes PCI loans. The 30+ day delinquency rate for PCI loans was 8.90% and 9.49% at March 31, 2019 and 2018, respectively.

Selected metrics
	As of or for the three months ended March 31,
(in billions, except ratios and where otherwise noted)	2019		2018		Change
Business Metrics
Number of branches	5,028		5,106		(2)%
Active digital customers (in thousands)(a)	50,651		47,911		6
Active mobile customers (in thousands)(b)	34,371		30,924		11
Debit and credit card sales volume	$255.1		$232.4		10

Consumer & Business Banking
Average deposits	$668.5		$646.4		3
Deposit margin	2.62%		2.20%
Business banking origination volume	$1.5		$1.7		(11)
Client investment assets	312.3		276.2		13

Home Lending
Mortgage origination volume by channel
Retail	$7.9		$8.3		(5)
Correspondent	7.1		9.9		(28)
Total mortgage origination volume(c)	$15.0		$18.2		(18)

Total loans serviced (period-end)	$791.5		$804.9		(2)
Third-party mortgage loans serviced (period-end)	529.6		539.0		(2)
MSR carrying value (period-end)	6.0		6.2		(3)
Ratio of MSR carrying value (period-end) to third-party mortgage loans serviced (period-end)	1.13%		1.15%

MSR revenue multiple(d)	3.32	x	3.19	x

Card, excluding Commercial Card
Credit card sales volume	$172.5		$157.1		10

Card Services
Net revenue rate	11.63%		11.61%

Merchant Services
Merchant processing volume	$356.5		$316.3		13

Auto
Loan and lease origination volume	$7.9		$8.4		(6)
Average auto operating lease assets	20.8		17.6		18%

(a)	Users of all web and/or mobile platforms who have logged in within the past 90 days.

(b)	Users of all mobile platforms who have logged in within the past 90 days.

(c)	Firmwide mortgage origination volume was $16.4 billion and $20.0 billion for the three months ended March 31, 2019 and 2018, respectively.

(d)
Represents the ratio of MSR carrying value (period-end) to third-party mortgage loans serviced (period-end) divided by the ratio of annualized loan servicing-related revenue to third-party mortgage loans serviced (average).

CORPORATE & INVESTMENT BANK
For a discussion of the business profile of CIB, refer to pages 66–70 of JPMorgan Chase’s 2018 Form 10-K and Line of Business Metrics on page 156.

Selected income statement data
	Three months ended March 31,
(in millions, except ratios)	2019	2018	Change
Revenue
Investment banking fees	$1,844	$1,696	9%
Principal transactions	4,163	4,029	3
Lending- and deposit-related fees	361	381	(5)
Asset management, administration and commissions	1,101	1,131	(3)
All other income	194	680	(71)
Noninterest revenue	7,663	7,917	(3)
Net interest income	2,185	2,566	(15)
Total net revenue(a)	9,848	10,483	(6)

Provision for credit losses	87	(158)	NM

Noninterest expense
Compensation expense	2,949	3,036	(3)
Noncompensation expense	2,504	2,623	(5)
Total noninterest expense	5,453	5,659	(4)
Income before income tax expense	4,308	4,982	(14)
Income tax expense	1,057	1,008	5
Net income	$3,251	$3,974	(18)%
Financial ratios
Return on equity	16%	22%
Overhead ratio	55	54
Compensation expense as percentage of total net revenue	30	29

(a)
Includes tax-equivalent adjustments, predominantly due to income tax credits related to alternative energy investments; income tax credits and amortization of the cost of investments in affordable housing projects; and tax-exempt income from municipal bonds of $539 million and $405 million for the three months ended March 31, 2019 and 2018, respectively.

Selected income statement data
	Three months ended March 31,
(in millions)	2019	2018	Change
Revenue by business
Investment Banking	$1,745	$1,587	10%
Treasury Services	1,147	1,116	3
Lending	340	302	13
Total Banking	3,232	3,005	8
Fixed Income Markets	3,725	4,553	(18)
Equity Markets	1,741	2,017	(14)
Securities Services	1,014	1,059	(4)
Credit Adjustments & Other(a)	136	(151)	NM
Total Markets & Investor Services	6,616	7,478	(12)
Total net revenue	$9,848	$10,483	(6)%

(a)
Consists primarily of credit valuation adjustments (“CVA”) managed centrally within CIB and funding valuation adjustments (“FVA”) on derivatives. Results are primarily reported in principal transactions revenue. Results are presented net of associated hedging activities and net of CVA and FVA amounts allocated to Fixed Income Markets and Equity Markets.

Quarterly results
Net income was $3.3 billion, down 18%.
Net revenue was $9.8 billion, down 6%.
Banking revenue was $3.2 billion, up 8%.

•
Investment Banking revenue was $1.7 billion, up 10%, predominantly driven by higher debt underwriting and advisory fees, partially offset by lower equity underwriting fees. The Firm maintained its #1 ranking for Global Investment Banking fees with overall share gains, according to Dealogic.

–	Debt underwriting fees were $935 million, up 21%, driven by large acquisition financing deals.

–	Advisory fees were $644 million, up 12% compared to a strong prior year, driven by a higher number of large completed transactions.

–	Equity underwriting fees were $265 million, down 23%, driven by declines in industry-wide fee levels.

•	Treasury Services revenue was $1.1 billion, up 3%, driven by growth in operating deposits as well as higher fees on increased payments volume partially offset by deposit margin compression.

•	Lending revenue was $340 million, up 13%, driven by higher net interest income reflecting growth in loan balances.
Markets & Investor Services revenue was $6.6 billion, down 12%. Markets revenue of $5.5 billion was down 17%, on lower Fixed Income and Equity Markets revenue. Prior year results included approximately $500 million of fair value gains related to the adoption of the recognition and measurement accounting guidance. Excluding these gains, total Markets revenue was down 10%, Fixed Income

Markets revenue was down 8%, and Equity Markets revenue was down 13%.

•
Fixed Income Markets revenue was $3.7 billion reflecting lower client activity in Currencies & Emerging Markets and Rates compared to the prior year, which benefited from strong performance. This decline was partially offset by improved performance in Credit Trading and Commodities from higher client flows.

•	Equity Markets revenue was $1.7 billion, compared to a strong prior year, reflecting lower client activity, predominantly in derivatives.

•
Securities Services revenue was $1.0 billion, down 4%, predominantly driven by fee and deposit margin compression, lower market levels, and the impact of a business exit, largely offset by increased client activity.

•	Credit Adjustments & Other was a gain of $136 million, predominantly driven by the impact of lower funding spreads on derivatives.
The provision for credit losses was $87 million, largely driven by a net addition to the allowance for credit losses on select C&I client downgrades. The prior year was a benefit of $158 million, driven by a reduction in the allowance for credit losses in the Oil & Gas portfolio related to a single name.
Noninterest expense was $5.5 billion, down 4%, driven by lower performance-related compensation expense and the absence of the prior year FDIC surcharge, partially offset by higher investments in technology.

Selected metrics
	As of or for the three months ended March 31,
(in millions, except headcount)	2019	2018	Change
Selected balance sheet data (period-end)
Assets	$1,006,111	$909,845	11%
Loans:
Loans retained(a)	127,086	112,626	13
Loans held-for-sale and loans at fair value	7,783	6,122	27
Total loans	134,869	118,748	14
Core loans	134,692	118,434	14
Equity	80,000	70,000	14
Selected balance sheet data (average)
Assets	$959,842	$910,146	5
Trading assets-debt and equity instruments	381,312	354,869	7
Trading assets-derivative receivables	50,609	60,161	(16)
Loans:
Loans retained(a)	$126,990	$109,355	16
Loans held-for-sale and loans at fair value	8,615	5,480	57
Total loans	$135,605	$114,835	18
Core loans	135,420	114,514	18
Equity	80,000	70,000	14
Headcount(b)	54,697	51,291	7%

(a)	Loans retained includes credit portfolio loans, loans held by consolidated Firm-administered multi-seller conduits, trade finance loans, other held-for-investment loans and overdrafts.

(b)	During the third quarter of 2018 approximately 1,200 employees transferred from CCB to CIB as part of the reorganization of the Commercial Card business.

Selected metrics
	As of or for the three months ended March 31,
(in millions, except ratios)	2019	2018	Change
Credit data and quality statistics
Net charge-offs/(recoveries)	$30	$20	50%
Nonperforming assets:
Nonaccrual loans:
Nonaccrual loans retained(a)	$812	$668	22%
Nonaccrual loans held-for-sale and loans at fair value	313	29	NM
Total nonaccrual loans	1,125	697	61
Derivative receivables	44	132	(67)
Assets acquired in loan satisfactions	58	91	(36)
Total nonperforming assets	$1,227	$920	33
Allowance for credit losses:
Allowance for loan losses	$1,252	$1,128	11
Allowance for lending-related commitments	758	800	(5)
Total allowance for credit losses	$2,010	$1,928	4%
Net charge-off/(recovery) rate(b)	0.10%	0.07%
Allowance for loan losses to period-end loans retained	0.99	1.00
Allowance for loan losses to period-end loans retained, excluding trade finance and conduits(c)	1.34	1.46
Allowance for loan losses to nonaccrual loans retained(a)	154	169
Nonaccrual loans to total period-end loans	0.83%	0.59%

(a)	Allowance for loan losses of $252 million and $298 million were held against these nonaccrual loans at March 31, 2019 and 2018, respectively.

(b)	Loans held-for-sale and loans at fair value were excluded when calculating the net charge-off/(recovery) rate.
(c)Management uses allowance for loan losses to period-end loans retained, excluding trade finance and conduits, a non-GAAP financial measure, to provide a more meaningful assessment of CIB’s allowance coverage ratio.

Investment banking fees
	Three months ended March 31,
(in millions)	2019	2018	Change
Advisory	$644	$575	12%
Equity underwriting	265	346	(23)
Debt underwriting(a)	935	775	21
Total investment banking fees	$1,844	$1,696	9%

(a)	Includes loan syndications.

League table results – wallet share
	Three months ended March 31, 2019		Full-year 2018
	Rank	Share	Rank	Share
Based on fees(a)
Long-term debt(b)
Global	# 1	7.4	# 1	7.2
U.S.	1	11.0	1	11.2
Equity and equity-related(c)
Global	3	8.6	1	9.0
U.S.	1	12.4	1	12.3
M&A(d)
Global	2	10.5	2	8.7
U.S.	2	10.9	2	9.0
Loan syndications
Global	1	13.0	1	9.5
U.S.	1	15.6	1	12.0
Global investment banking fees(e)	# 1	9.6	# 1	8.6

(a)	Source: Dealogic as of April 1, 2019. Reflects the ranking of revenue wallet and market share.

(b)
Long-term debt rankings include investment-grade, high-yield, supranationals, sovereigns, agencies, covered bonds, asset-backed securities (“ABS”) and mortgage-backed securities (“MBS”); and exclude money market, short-term debt, and U.S. municipal securities.

(c)	Global equity and equity-related ranking includes rights offerings and Chinese A-Shares.

(d)	Global M&A excludes any withdrawn transactions. U.S. M&A revenue wallet represents wallet from client parents based in the U.S.

(e)	Global investment banking fees exclude money market, short-term debt and shelf deals.

Markets revenue
The following table summarizes select income statement data for the Markets businesses. Markets includes both Fixed Income Markets and Equity Markets. Markets revenue comprises principal transactions, fees, commissions and other income, as well as net interest income. The Firm assesses its Markets business performance on a total revenue basis, as offsets may occur across revenue line items. For example, securities that generate net interest income may be risk-managed by derivatives that are recorded in principal transactions revenue. For a description of the composition of these income statement line items, refer to Notes 5 and 6. For further information, refer to Markets revenue on page 69 of JPMorgan Chase’s 2018 Form 10-K.
For the periods presented below, the predominant source of principal transactions revenue was the amount recognized upon executing new transactions.

	Three months ended March 31,			Three months ended March 31,
	2019			2018
(in millions)	Fixed Income Markets	Equity Markets	Total Markets	Fixed Income Markets	Equity Markets	Total Markets
Principal transactions	$2,482	$1,557	$4,039	$2,732	$1,612	$4,344
Lending- and deposit-related fees	49	2	51	47	1	48
Asset management, administration and commissions	103	434	537	113	458	571
All other income	219	(4)	215	560	17	577
Noninterest revenue	2,853	1,989	4,842	3,452	2,088	5,540
Net interest income(a)	872	(248)	624	1,101	(71)	1,030
Total net revenue	$3,725	$1,741	$5,466	$4,553	$2,017	$6,570

(a)	Declines in Markets net interest income were driven by higher funding costs.

Selected metrics
	As of or for the three months ended March 31,
(in millions, except where otherwise noted)	2019	2018	Change
Assets under custody (“AUC”) by asset class (period-end) (in billions):
Fixed Income	$12,772	$13,145	(3)%
Equity	9,028	8,241	10
Other(a)	2,916	2,640	10
Total AUC	$24,716	$24,026	3
Client deposits and other third-party liabilities (average)(b)	$444,055	$423,301	5%

(a)	Consists of mutual funds, unit investment trusts, currencies, annuities, insurance contracts, options and other contracts.

(b)	Client deposits and other third-party liabilities pertain to the Treasury Services and Securities Services businesses.

International metrics
	As of or for the three months ended March 31,
(in millions, except where otherwise noted)	2019	2018(c)	Change
Total net revenue(a)
Europe/Middle East/Africa	$3,153	$3,693	(15)%
Asia/Pacific	1,419	1,422	—
Latin America/Caribbean	403	436	(8)
Total international net revenue	4,975	5,551	(10)
North America	4,873	4,932	(1)
Total net revenue	$9,848	$10,483	(6)

Loans retained (period-end)(a)
Europe/Middle East/Africa	$26,359	$26,483	—
Asia/Pacific	18,006	16,179	11
Latin America/Caribbean	7,397	6,321	17
Total international loans	51,762	48,983	6
North America	75,324	63,643	18
Total loans retained(a)	$127,086	$112,626	13

Client deposits and other third-party liabilities (average)(b)
Europe/Middle East/Africa	$164,138	$159,483	3
Asia/Pacific	85,082	83,599	2
Latin America/Caribbean	27,484	25,480	8
Total international	$276,704	$268,562	3
North America	167,351	154,739	8
Total client deposits and other third-party liabilities	$444,055	$423,301	5

AUC (period-end)(b) (in billions)
North America	$15,352	$14,493	6
All other regions	9,364	9,533	(2)
Total AUC	$24,716	$24,026	3%

(a)	Total net revenue and loans retained (excluding loans held-for-sale and loans at fair value) are based on the location of the trading desk, booking location, or domicile of the client, as applicable.

(b)	Client deposits and other third-party liabilities pertaining to the Treasury Services and Securities Services businesses, and AUC, are based on the domicile of the client.

(c)	The prior period amounts have been revised to conform with the current period presentation.

COMMERCIAL BANKING
For a discussion of the business profile of CB, refer to pages 71-73 of JPMorgan Chase’s 2018 Form 10-K and Line of Business Metrics on page 157.

Selected income statement data
	Three months ended March 31,
(in millions)	2019	2018	Change
Revenue
Lending- and deposit-related fees	$227	$226	—%
All other income(a)	431	323	33
Noninterest revenue	658	549	20
Net interest income	1,680	1,617	4
Total net revenue(b)	2,338	2,166	8

Provision for credit losses	90	(5)	NM

Noninterest expense
Compensation expense	449	421	7
Noncompensation expense	424	423	—
Total noninterest expense	873	844	3

Income before income tax expense	1,375	1,327	4
Income tax expense	322	302	7
Net income	$1,053	$1,025	3%

(a)	Includes revenue from investment banking products, commercial card transactions and asset management fees. The prior period amounts have been revised to conform with the current period presentation.

(b)	Total net revenue included tax-equivalent adjustments from income tax credits related to equity investments in designated community development entities that provide loans to qualified businesses in low-income communities, as well as tax-exempt income related to municipal financing activities of $94 million and $103 million for the three months ended March 31, 2019 and 2018, respectively.
Quarterly results
Net income was $1.1 billion, an increase of 3%.
Net revenue was $2.3 billion, up 8%. Net interest income was $1.7 billion, up 4%, driven by higher deposit margins, partially offset by lower deposit balances. Noninterest revenue was $658 million, an increase of 20%, driven by higher investment banking revenue due to a number of large investment banking transactions.
Noninterest expense was $873 million, up 3%, driven by continued investments in technology and banker coverage.
The provision for credit losses was $90 million, predominantly driven by a net addition to the allowance for credit losses on select C&I client downgrades.

Commercial Banking provides comprehensive financial solutions, including lending, treasury services, investment banking and asset management products across three primary client segments: Middle Market Banking, Corporate Client Banking and Commercial Real Estate Banking.(a) Other includes amounts not aligned with a primary client segment.

Middle Market Banking covers midsized corporations, local governments and nonprofit clients.
Corporate Client Banking covers large corporations.
Commercial Real Estate Banking covers investors, developers, and owners of multifamily, office, retail, industrial and affordable housing properties.

Selected income statement data (continued)
	Three months ended March 31,
(in millions, except ratios)	2019	2018	Change
Revenue by product
Lending	$1,012	$999	1%
Treasury services	1,029	972	6
Investment banking(b)	289	184	57
Other	8	11	(27)
Total Commercial Banking net revenue	$2,338	$2,166	8

Investment banking revenue, gross(c)	$818	$569	44

Revenue by client segments
Middle Market Banking	$951	$895	6
Corporate Client Banking	816	687	19
Commercial Real Estate Banking(a)	547	560	(2)
Other(a)	24	24	—
Total Commercial Banking net revenue	$2,338	$2,166	8%

Financial ratios
Return on equity	19%	20%
Overhead ratio	37	39

(a)
Effective in the first quarter of 2019, client segment data includes Commercial Real Estate Banking which comprises the former Commercial Term Lending and Real Estate Banking client segments, and Community Development Banking (previously part of Other). The prior period amounts have been revised to conform with the current period presentation.

(b)	Includes CB’s share of revenue from investment banking products sold to CB clients through the CIB.

(c)	For discussion of revenue sharing, refer to page 60 of the 2018 Form 10-K.

Selected metrics
	As of or for the three months ended March 31,
(in millions, except headcount)	2019	2018	Change
Selected balance sheet data (period-end)
Total assets	$216,111	$220,880	(2)%
Loans:
Loans retained	204,927	202,812	1
Loans held-for-sale and loans at fair value	410	2,473	(83)
Total loans	$205,337	$205,285	—
Core loans	205,199	205,087	—
Equity	22,000	20,000	10

Period-end loans by client segment
Middle Market Banking	$56,846	$57,835	(2)
Corporate Client Banking	46,897	47,562	(1)
Commercial Real Estate Banking(a)	100,622	98,395	2
Other(a)	972	1,493	(35)
Total Commercial Banking loans	$205,337	$205,285	—

Selected balance sheet data (average)
Total assets	$218,297	$217,159	1
Loans:
Loans retained	204,462	201,966	1
Loans held-for-sale and loans at fair value	1,634	406	302
Total loans	$206,096	$202,372	2
Core loans	205,949	202,161	2

Average loans by client segment
Middle Market Banking	$56,723	$56,754	—
Corporate Client Banking	48,141	45,760	5
Commercial Real Estate Banking(a)	100,264	98,398	2
Other(a)	968	1,460	(34)
Total Commercial Banking loans	$206,096	$202,372	2

Client deposits and other third-party liabilities	$167,260	$175,618	(5)
Equity	22,000	20,000	10

Headcount	11,033	10,372	6%

(a)
Effective in the first quarter of 2019, client segment data includes Commercial Real Estate Banking which comprises the former Commercial Term Lending and Real Estate Banking client segments, and Community Development Banking (previously part of Other). The prior period amounts have been revised to conform with the current period presentation.

Selected metrics (continued)
	As of or for the three months ended March 31,
(in millions, except ratios)	2019	2018	Change
Credit data and quality statistics
Net charge-offs/(recoveries)	$11	$—	NM
Nonperforming assets
Nonaccrual loans:
Nonaccrual loans retained(a)	$544	$666	(18)%
Nonaccrual loans held-for-sale and loans at fair value	—	—	—
Total nonaccrual loans	$544	$666	(18)
Assets acquired in loan satisfactions	—	1	NM
Total nonperforming assets	$544	$667	(18)
Allowance for credit losses:
Allowance for loan losses	$2,766	$2,591	7
Allowance for lending-related commitments	250	263	(5)
Total allowance for credit losses	$3,016	$2,854	6%
Net charge-off/(recovery) rate(b)	0.02%	—
Allowance for loan losses to period-end loans retained	1.35	1.28
Allowance for loan losses to nonaccrual loans retained(a)	508	389
Nonaccrual loans to period-end total loans	0.26	0.32

(a)	Allowance for loan losses of $132 million and $116 million was held against nonaccrual loans retained at March 31, 2019 and 2018, respectively.

(b)	Loans held-for-sale and loans at fair value were excluded when calculating the net charge-off/(recovery) rate.

ASSET & WEALTH MANAGEMENT
For a discussion of the business profile of AWM, refer to pages 74–76 of JPMorgan Chase’s 2018 Form 10-K and Line of Business Metrics on pages 157–158.

Selected income statement data
(in millions, except ratios)	Three months ended March 31,
	2019	2018	Change
Revenue
Asset management, administration and commissions	$2,416	$2,528	(4)%
All other income	177	102	74
Noninterest revenue	2,593	2,630	(1)
Net interest income	896	876	2
Total net revenue	3,489	3,506	—

Provision for credit losses	2	15	(87)

Noninterest expense
Compensation expense	1,462	1,392	5
Noncompensation expense	1,185	1,189	—
Total noninterest expense	2,647	2,581	3

Income before income tax expense	840	910	(8)
Income tax expense	179	140	28
Net income	$661	$770	(14)

Revenue by line of business
Asset Management	$1,761	$1,787	(1)
Wealth Management	1,728	1,719	1
Total net revenue	$3,489	$3,506	—

Financial ratios
Return on equity	25%	34%
Overhead ratio	76	74
Pre-tax margin ratio:
Asset Management	23	26
Wealth Management	25	26
Asset & Wealth Management	24	26
Quarterly results
Net income was $661 million, a decrease of 14%.
Net revenue of $3.5 billion was flat. Net interest income was $896 million, up 2%, driven by loan growth. Noninterest revenue was $2.6 billion, down 1%, driven by lower management fees on lower average market levels and lower brokerage activity, predominantly offset by higher net investment valuation gains.
Noninterest expense was $2.6 billion, up 3%, predominantly driven by continued investments in the business, and other headcount related costs, partially offset by lower external fees.

Selected metrics
	As of or for the three months ended March 31,
(in millions, except ranking data, headcount and ratios)	2019	2018	Change
% of JPM mutual fund assets rated as 4- or 5-star(a)	60%	58%
% of JPM mutual fund assets ranked in 1st or 2nd quartile:(b)
1 year	72	61
3 years	78	67
5 years	86	82

Selected balance sheet data (period-end)
Total assets	$165,865	$158,439	5%
Loans	143,750	136,030	6
Core loans	143,750	136,030	6
Deposits	143,348	147,238	(3)
Equity	10,500	9,000	17

Selected balance sheet data (average)
Total assets	$167,358	$154,345	8
Loans	145,406	132,634	10
Core loans	145,406	132,634	10
Deposits	138,235	144,199	(4)
Equity	10,500	9,000	17

Headcount	24,347	23,268	5

Number of Wealth Management client advisors	2,877	2,640	9

Credit data and quality statistics
Net charge-offs	$4	$1	300
Nonaccrual loans	285	359	(21)
Allowance for credit losses:
Allowance for loan losses	$325	$301	8
Allowance for lending-related commitments	18	13	38
Total allowance for credit losses	$343	$314	9%
Net charge-off rate	0.01%	—
Allowance for loan losses to period-end loans	0.23	0.22
Allowance for loan losses to nonaccrual loans	114	84
Nonaccrual loans to period-end loans	0.20	0.26

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

Client assets
Client assets of $2.9 trillion and assets under management of $2.1 trillion were both up 4%, predominantly driven by net inflows into liquidity and long-term products.

Client assets
	March 31,
(in billions)	2019	2018	Change
Assets by asset class
Liquidity	$476	$432	10%
Fixed income	495	467	6
Equity	427	432	(1)
Multi-asset and alternatives	698	685	2
Total assets under management	2,096	2,016	4
Custody/brokerage/administration/deposits	801	772	4
Total client assets	$2,897	$2,788	4

Memo:
Alternatives client assets (a)	$172	$169	2

Assets by client segment
Private Banking	$597	$537	11
Institutional	943	937	1
Retail	556	542	3
Total assets under management	$2,096	$2,016	4

Private Banking	$1,371	$1,285	7
Institutional	965	958	1
Retail	561	545	3
Total client assets	$2,897	$2,788	4%

(a)	Represents assets under management, as well as client balances in brokerage accounts

Client assets (continued)
	Three months ended March 31,
(in billions)	2019	2018
Assets under management rollforward
Beginning balance	$1,987	$2,034
Net asset flows:
Liquidity	(5)	(21)
Fixed income	19	(5)
Equity	(6)	5
Multi-asset and alternatives	(3)	16
Market/performance/other impacts	104	(13)
Ending balance, March 31	$2,096	$2,016

Client assets rollforward
Beginning balance	$2,733	$2,789
Net asset flows	9	14
Market/performance/other impacts	155	(15)
Ending balance, March 31	$2,897	$2,788

International metrics
	As of or for the three months ended March 31,
(in millions)	2019	2018	Change
Total net revenue (a)
Europe/Middle East/Africa	$662	$726	(9)%
Asia/Pacific	358	393	(9)
Latin America/Caribbean	221	227	(3)
Total international net revenue	1,241	1,346	(8)
North America	2,248	2,160	4
Total net revenue(a)	$3,489	$3,506	—

(a)	Regional revenue is based on the domicile of the client.

	As of or for the three months ended March 31,
(in billions)	2019	2018	Change
Assets under management
Europe/Middle East/Africa	$367	$378	(3)%
Asia/Pacific	177	171	4
Latin America/Caribbean	66	59	12
Total international assets under management	610	608	—
North America	1,486	1,408	6
Total assets under management	$2,096	$2,016	4

Client assets
Europe/Middle East/Africa	$432	$435	(1)
Asia/Pacific	243	237	3
Latin America/Caribbean	165	156	6
Total international client assets	840	828	1
North America	2,057	1,960	5
Total client assets	$2,897	$2,788	4%

CORPORATE
For a discussion of Corporate, refer to pages 77–78 of JPMorgan Chase’s 2018 Form 10-K.

Selected income statement and balance sheet data
	As of or for the three months ended March 31,
(in millions, except headcount)	2019	2018	Change
Revenue
Principal transactions	$(62)	$(144)	57%
Investment securities gains/(losses)	13	(245)	NM
All other income	57	204	(72)
Noninterest revenue	8	(185)	NM
Net interest income	417	(47)	NM
Total net revenue(a)	425	(232)	NM

Provision for credit losses	2	(4)	NM

Noninterest expense(b)	211	87	143
Income/(loss) before income tax expense/(benefit)	212	(315)	NM
Income tax expense/(benefit)	(39)	68	NM
Net income/(loss)	$251	$(383)	NM
Total net revenue
Treasury and CIO	$511	$(38)	NM
Other Corporate	(86)	(194)	56
Total net revenue	$425	$(232)	NM
Net income/(loss)
Treasury and CIO	$334	$(187)	NM
Other Corporate	(83)	(196)	58
Total net income/(loss)	$251	$(383)	NM
Total assets (period-end)	$796,615	$779,962	2
Loans (period-end)	1,885	1,724	9
Core loans(c)	1,885	1,689	12
Headcount	37,502	35,368	6%

(a)	Included tax-equivalent adjustments, driven by tax-exempt income from municipal bond investments, of $86 million and $98 million for the three months ended March 31, 2019 and 2018, respectively.

(b)	Included a net legal benefit of $(90) million and $(42) million for the three months ended March 31, 2019 and 2018, respectively.

(c)	Average core loans were $1.6 billion for both the three months ended March 31, 2019 and 2018.

Quarterly results
Net income was $251 million, compared with a net loss of $383 million in the prior year.
Net revenue was $425 million, compared with a net loss of $232 million in the prior year. This increase was driven by higher net interest income on higher rates, and the net benefit of cash deployment transactions, as well as the absence of net losses on investment securities and certain legacy private equity investments in the prior year.
Noninterest expense of $211 million included a contribution to the JPMorgan Chase Foundation of $100 million.
The current period income tax benefit is predominantly driven by the settlement of certain tax audits.

Treasury and CIO overview
At March 31, 2019, the average credit rating of the Treasury and CIO investment securities comprising the portfolio in the table below was AA+ (based upon external ratings where available and, where not available, based primarily upon internal ratings that correspond to ratings as defined by S&P and Moody’s). Refer to Note 9 for further information on the Firm’s investment securities portfolio.
For further information on liquidity and funding risk, refer to Liquidity Risk Management on pages 37–41. For information on interest rate, foreign exchange and other risks, refer to Market Risk Management on pages 58–62.

Selected income statement and balance sheet data
	As of or for the three months ended March 31,
(in millions)	2019	2018	Change
Investment securities gains/(losses)	$13	$(245)	NM
Available-for-sale (“AFS”) investment securities (average)	$226,605	$204,323	11%
Held-to-maturity (“HTM”) investment securities (average)	31,082	34,020	(9)
Investment securities portfolio (average)	$257,687	$238,343	8
AFS investment securities (period-end)	$234,832	$207,703	13
HTM investment securities (period-end)	30,849	29,042	6
Investment securities portfolio (period-end)	$265,681	$236,745	12%

ENTERPRISE-WIDE RISK MANAGEMENT
Risk is an inherent part of JPMorgan Chase’s business activities. When the Firm extends a consumer or wholesale loan, advises customers on their investment decisions, makes markets in securities, or offers other products or services, the Firm takes on some degree of risk. The Firm’s overall objective is to manage its businesses and the associated risks in a manner that balances serving the interests of its clients, customers and investors and protects the safety and soundness of the Firm.
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
For a further discussion of Enterprise-wide risk management governance and oversight, refer to pages 79-83 of JPMorgan Chase’s 2018 Form 10-K.

Governance and Oversight Functions
The following sections of this Form 10-Q and the 2018 Form 10-K discuss the risk governance and oversight functions in place to manage the risks inherent in the Firm’s business activities.

Risk governance and oversight functions	Form 10-Q page reference	Form 10-K page reference
Strategic risk		84
Capital risk	32–36	85–94
Liquidity risk	37–41	95–100
Reputation risk		101
Consumer credit risk	43–47	106-111
Wholesale credit risk	48–54	112-119
Investment portfolio risk	57	123
Market risk	58–62	124-131
Country risk	63	132–133
Operational risk		134-136
Compliance risk		137
Conduct risk		138
Legal risk		139
Estimations and Model risk		140

CAPITAL RISK MANAGEMENT
Capital risk is the risk the Firm has an insufficient level and composition of capital to support the Firm’s business activities and associated risks during normal economic environments and under stressed conditions.
For a further discussion of the Firm’s Capital Risk Management, including capital planning and stress testing, refer to pages 85-94 of JPMorgan Chase’s
2018 Form 10-K, Note 21 of this Form 10-Q, and the Firm’s Pillar 3 Regulatory Capital Disclosures reports, which are available on the Firm’s website (https://jpmorganchaseco.gcs-web.com/financial-information/basel-pillar-3-us-lcr-disclosures).
The capital rules under Basel III establish minimum capital ratios and overall capital adequacy standards for large and internationally active U.S. bank holding companies (“BHC”) and banks, including the Firm and its insured depository institution (“IDI”) subsidiaries. Two comprehensive approaches are prescribed for calculating RWA: a standardized approach (“Basel III Standardized”), and an advanced approach (“Basel III Advanced”). Effective January 1, 2019, the capital adequacy of the Firm is now evaluated against the fully phased-in measures under Basel III and represents the lower of the Standardized or Advanced approaches. During 2018, the required capital measures were subject to the transitional rules and as of December 31, 2018 were the same on a fully phased-in and on a transitional basis. The Firm’s Basel III Standardized risk-based ratios are currently more binding than the Basel III Advanced risk-based ratios, and the Firm expects that this will remain the case for the foreseeable future.
Basel III also includes a requirement for Advanced Approach banking organizations, including the Firm, to calculate the supplementary leverage ratio (“SLR”). For additional information on SLR, refer to page 91 of the Firm’s 2018 Form 10-K.
In addition to meeting the capital ratio requirements of Basel III, the Firm and its IDI subsidiaries also must maintain minimum capital and leverage ratios in order to be “well-capitalized” under the regulations issued by the Federal Reserve and the Prompt Corrective Action requirements of the FDIC Improvement Act respectively.
The following tables present the Firm’s risk-based and leverage-based capital metrics under both the Basel III Standardized and Advanced Approaches. The Firm’s Basel III ratios exceeded regulatory minimums as of March 31, 2019 and December 31, 2018. For a further discussion of these capital metrics, refer to Capital Risk Management on pages 85-94 of JPMorgan Chase’s 2018 Form 10-K.

	March 31, 2019			December 31, 2018
(in millions)	Standardized	Advanced	Minimum capital ratios	Standardized(b)	Advanced(b)	Minimum capital ratios
Risk-based capital metrics:
CET1 capital	$186,116	$186,116		$183,474	$183,474
Tier 1 capital	212,644	212,644		209,093	209,093
Total capital	241,483	231,454		237,511	227,435
Risk-weighted assets	1,542,903	1,432,526		1,528,916	1,421,205
CET1 capital ratio	12.1%	13.0%	10.5%	12.0%	12.9%	9.0%
Tier 1 capital ratio	13.8	14.8	12.0	13.7	14.7	10.5
Total capital ratio	15.7	16.2	14.0	15.5	16.0	12.5
Leverage-based capital metrics:
Adjusted average assets(a)	$2,637,741	$2,637,741		$2,589,887	$2,589,887
Tier 1 leverage ratio	8.1%	8.1%	4.0%	8.1%	8.1%	4.0%
Total leverage exposure	NA	$3,309,501		NA	$3,269,988
SLR	NA	6.4%	5.0%	NA	6.4%	5.0%

(a)
Adjusted average assets, for purposes of calculating the Tier 1 leverage ratio, includes total quarterly average assets adjusted for on-balance sheet assets that are subject to deduction from Tier 1 capital, predominantly goodwill and other intangible assets.

(b)	The Firm’s capital ratios as of December 31, 2018 were equivalent whether calculated on a transitional or fully phased-in basis.

Capital components
The following table presents reconciliations of total stockholders’ equity to Basel III CET1 capital, Tier 1 capital and Total capital as of March 31, 2019 and December 31, 2018.

(in millions)	March 31, 2019	December 31, 2018
Total stockholders’ equity	$259,837	$256,515
Less: Preferred stock	26,993	26,068
Common stockholders’ equity	232,844	230,447
Less:
Goodwill	47,474	47,471
Other intangible assets	737	748
Other CET1 capital adjustments	810	1,034
Add:
Deferred tax liabilities(a)	2,293	2,280
Standardized/Advanced CET1 capital	186,116	183,474
Preferred stock	26,993	26,068
Less: Other Tier 1 adjustments	465	449
Standardized/Advanced Tier 1 capital	$212,644	$209,093
Long-term debt and other instruments qualifying as Tier 2 capital	$14,105	$13,772
Qualifying allowance for credit losses	14,591	14,500
Other	143	146
Standardized Tier 2 capital	$28,839	$28,418
Standardized Total capital	$241,483	$237,511
Adjustment in qualifying allowance for credit losses for Advanced Tier 2 capital	(10,029)	(10,076)
Advanced Tier 2 capital	$18,810	$18,342
Advanced Total capital	$231,454	$227,435

(a)
Represents certain deferred tax liabilities related to tax-deductible goodwill and identifiable intangibles created in nontaxable transactions, which are netted against goodwill and other intangibles when calculating CET1 capital.

Capital rollforward
The following table presents the changes in Basel III CET1 capital, Tier 1 capital and Tier 2 capital for the three months ended March 31, 2019.

Three months ended March 31, (in millions)	2019
Standardized/Advanced CET1 capital at December 31, 2018	$183,474
Net income applicable to common equity	8,805
Dividends declared on common stock	(2,632)
Net purchase of treasury stock	(3,795)
Changes in additional paid-in capital	(992)
Changes related to AOCI	811
Adjustment related to DVA(a)	719
Changes related to other CET1 capital adjustments	(274)
Change in Standardized/Advanced CET1 capital	2,642
Standardized/Advanced CET1 capital at March 31, 2019	$186,116

Standardized/Advanced Tier 1 capital at December 31, 2018	$209,093
Change in CET1 capital	2,642
Net issuance of noncumulative perpetual preferred stock	925
Other	(16)
Change in Standardized/Advanced Tier 1 capital	3,551
Standardized/Advanced Tier 1 capital at March 31, 2019	$212,644

Standardized Tier 2 capital at December 31, 2018	$28,418
Change in long-term debt and other instruments qualifying as Tier 2	333
Change in qualifying allowance for credit losses	91
Other	(3)
Change in Standardized Tier 2 capital	421
Standardized Tier 2 capital at March 31, 2019	$28,839
Standardized Total capital at March 31, 2019	$241,483

Advanced Tier 2 capital at December 31, 2018	$18,342
Change in long-term debt and other instruments qualifying as Tier 2	333
Change in qualifying allowance for credit losses	138
Other	(3)
Change in Advanced Tier 2 capital	468
Advanced Tier 2 capital at March 31, 2019	$18,810
Advanced Total capital at March 31, 2019	$231,454

(a)	Includes DVA related to structured notes recorded in AOCI.

RWA rollforward
The following table presents changes in the components of RWA under Basel III Standardized and Advanced for the three months ended March 31, 2019. The amounts in the rollforward categories are estimates, based on the predominant driver of the change.

	Standardized			Advanced
Three months ended March 31, 2019 (in millions)	Credit risk RWA	Market risk RWA	Total RWA	Credit risk RWA	Market risk RWA	Operational risk RWA	Total RWA
December 31, 2018	$1,423,053	$105,863	$1,528,916	$926,647	$105,976	$388,582	$1,421,205
Model & data changes(a)	(3,666)	(2,153)	(5,819)	(1,753)	(2,153)	—	(3,906)
Portfolio runoff(b)	(1,400)	—	(1,400)	(1,200)	—	—	(1,200)
Movement in portfolio levels(c)	14,777	6,429	21,206	9,782	6,408	237	16,427
Changes in RWA	9,711	4,276	13,987	6,829	4,255	237	11,321
March 31, 2019	$1,432,764	$110,139	$1,542,903	$933,476	$110,231	$388,819	$1,432,526

(a)	Model & data changes refer to movements in levels of RWA as a result of revised methodologies and/or treatment per regulatory guidance (exclusive of rule changes).

(b)	Portfolio runoff for credit risk RWA primarily reflects reduced risk from position rolloffs in legacy portfolios in Home Lending.

(c)
Movement in portfolio levels (inclusive of rule changes) refers to: changes in book size, composition, credit quality, and market movements for credit risk RWA; changes in position and market movements for market risk RWA; and updates to cumulative losses for operational risk RWA.

Supplementary leverage ratio
For additional information, refer to Capital Risk Management on page 88 of JPMorgan Chase’s 2018 Form 10-K.
The following table presents the components of the Firm’s SLR as of March 31, 2019 and December 31, 2018.

(in millions, except ratio)	March 31, 2019	December 31, 2018
Tier 1 capital	$212,644	$209,093
Total average assets	2,684,714	2,636,505
Less: Adjustments for deductions from Tier 1 capital	46,973	46,618
Total adjusted average assets(a)	2,637,741	2,589,887
Off-balance sheet exposures(b)	671,760	680,101
Total leverage exposure	$3,309,501	$3,269,988
SLR	6.4%	6.4%

(a)
Adjusted average assets, for purposes of calculating the SLR, includes total quarterly average assets adjusted for on-balance sheet assets that are subject to deduction from Tier 1 capital, predominantly goodwill and other intangible assets.

(b)	Off-balance sheet exposures are calculated as the average of the three month-end spot balances during the quarter.
For JPMorgan Chase Bank, N.A.’s and Chase Bank USA, N.A.’s SLR ratios, refer to Note 21.
Line of business equity
Each business segment is allocated capital by taking into consideration capital levels of similarly rated peers and applicable regulatory capital requirements. Effective January 1, 2019, line of business capital allocations have increased due to a combination of changes in the relative weights, with greater emphasis on Standardized RWA and stress, a higher capitalization rate, updated stress simulations, and general business growth. For additional information, refer to page 91 of JPMorgan Chase’s 2018 Form 10-K.

The following table represents the capital allocated to each business segment:

(in billions)	March 31, 2019	December 31, 2018
Consumer & Community Banking	$52.0	$51.0
Corporate & Investment Bank	80.0	70.0
Commercial Banking	22.0	20.0
Asset & Wealth Management	10.5	9.0
Corporate	68.3	80.4
Total common stockholders’ equity	$232.8	$230.4
Planning and stress testing
Comprehensive Capital Analysis and Review (“CCAR”)
The Federal Reserve requires large bank holding companies, including the Firm, to submit on an annual basis a capital plan that has been reviewed and approved by the Board of Directors. Through CCAR, the Federal Reserve evaluates each bank holding company’s (“BHC”) capital adequacy and internal capital adequacy assessment processes (“ICAAP”), as well as its plans to make capital distributions, such as dividend payments or stock repurchases.
On April 5, 2019, the Firm submitted its 2019 Capital Plan to the Federal Reserve under the Federal Reserve’s 2019 CCAR process. The Firm anticipates that the Federal Reserve will respond to its capital plan submissions by June 28, 2019.
Capital actions
Preferred stock
Preferred stock dividends declared were $374 million for the three months ended March 31, 2019.
On January 24, 2019, the Firm issued $1.85 billion of 6.00% non-cumulative preferred stock, Series EE. On March 1, 2019, the Firm redeemed $925 million of its 6.70% non-cumulative preferred stock, Series T. For additional information on the Firm’s preferred stock, refer to Note 17 of this Form 10-Q and Note 20 of JPMorgan Chase’s 2018 Form 10-K.

Common stock dividends
The Firm’s quarterly common stock dividend is currently $0.80 per share. The Firm’s dividends are subject to the Board of Directors’ approval on a quarterly basis.
Common equity
Effective June 28, 2018, the Firm’s Board of Directors authorized the repurchase of up to $20.7 billion of common equity between July 1, 2018 and June 30, 2019, as part of the Firm’s annual capital plan.
The following table sets forth the Firm’s repurchases of common equity, on a settlement-date basis, for the three months ended March 31, 2019 and 2018. There were no repurchases of warrants during the three months ended March 31, 2018 and any warrants that were not exercised on or before October 29, 2018 have expired.

	Three months ended March 31,
(in millions)	2019	2018
Total shares of common stock repurchased	49.5	41.4
Aggregate common stock repurchases	$5,091	$4,671
For additional information regarding repurchases of the Firm’s equity securities, refer to Part II, Item 2: Unregistered Sales of Equity Securities and Use of Proceeds and Part II, Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities on page 159 of this Form 10-Q and page 30 of JPMorgan Chase’s 2018 Form 10-K, respectively.

Other capital requirements
TLAC
The Federal Reserve’s TLAC rule requires the top-tier U.S. GSIB holding companies, including the Firm, to maintain minimum levels of external TLAC and eligible LTD effective January 1, 2019.
As of March 31, 2019, the Firm was compliant with the requirements of the TLAC rule. For additional information, refer to page 93 of JPMorgan Chase’s 2018 Form 10-K.
The following table presents the eligible external TLAC and LTD amounts, as well as a representation of the amounts as a percentage of the Firm’s total RWA and total leverage exposure.

March 31, 2019
(in billions, except ratio)	Eligible External TLAC	Eligible LTD
Total eligible TLAC & LTD	$382.7	$160.5
% of RWA	24.8%	10.4%
Minimum requirement	23.0	9.5
Surplus/(shortfall)	$27.8	$13.9

% of total leverage exposure	11.6%	4.8%
Minimum requirement	9.5	4.5
Surplus/(shortfall)	$68.3	$11.5
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
For a discussion on J.P. Morgan Securities’ capital requirements, refer to Capital risk management on pages 85-94 of the Firm’s 2018 Form 10-K.
The following table presents J.P. Morgan Securities’ net capital information:

March 31, 2019
(in millions)	Actual	Minimum
Net Capital	$18,067	$3,160

J.P. Morgan Securities plc
J.P. Morgan Securities plc is a wholly-owned subsidiary of JPMorgan Chase Bank, N.A. and has authority to engage in banking, investment banking and broker-dealer activities. J.P. Morgan Securities plc is jointly regulated by the U.K. Prudential Regulation Authority (“PRA”) and the Financial Conduct Authority (“FCA”).
For a further discussion on J.P. Morgan Securities plc, refer to Capital risk management on pages 85-94 of the Firm’s 2018 Form 10-K.
Effective January 1, 2019, the Bank of England requires, on a transitional basis, that U.K. banks, including U.K. regulated subsidiaries of overseas groups, maintain a minimum requirement for own funds and eligible liabilities (“MREL”). As of March 31, 2019, J.P. Morgan Securities plc was compliant with the requirements of the MREL rule. For additional information on MREL, refer to Supervision and Regulation on pages 1-6 of the Firm’s 2018 Form 10-K.
The following table presents J.P. Morgan Securities plc’s capital information:

March 31, 2019
(in millions, except ratios)	Estimated	Minimum ratios
Total capital	$55,732
CET1 ratio	18.1%	4.5
Total capital ratio	23.1%	8.0

LIQUIDITY RISK MANAGEMENT
Liquidity risk is the risk that the Firm will be unable to meet its contractual and contingent financial obligations as they arise or that it does not have the appropriate amount, composition and tenor of funding and liquidity to support its assets and liabilities. For a further discussion of the Firm’s Liquidity Risk Management, refer to pages 95–100 of JPMorgan Chase’s 2018 Form 10-K and the Firm’s US LCR Disclosure reports, which are available on the Firm’s website at: (https://jpmorganchaseco.gcs-web.com/financial-information/basel-pillar-3-us-lcr-disclosures).
LCR and HQLA
The LCR rule requires the Firm to maintain an amount of unencumbered HQLA that is sufficient to meet its estimated total net cash outflows over a prospective 30 calendar-day period of significant stress. HQLA is the amount of liquid assets that qualify for inclusion in the LCR. HQLA primarily consist of unencumbered cash and certain high-quality liquid securities as defined in the LCR rule.
Under the LCR rule, the amounts of HQLA held by JPMorgan Chase Bank N.A. and Chase Bank USA, N.A that are in excess of each entity’s standalone 100% minimum LCR requirement, and that are not transferable to non-bank affiliates, must be excluded from the Firm’s reported HQLA. The LCR is required to be a minimum of 100%.
The following table summarizes the Firm’s average LCR for the three months ended March 31, 2019, December 31, 2018 and March 31, 2018 based on the Firm’s interpretation of the finalized LCR framework.

	Three months ended
Average amount (in millions)	March 31, 2019	December 31, 2018	March 31, 2018
HQLA
Eligible cash(a)	$216,787	$297,069	$358,257
Eligible securities(b)(c)	303,249	232,201	180,765
Total HQLA(d)	$520,036	$529,270	$539,022
Net cash outflows	$467,329	$467,704	$467,629
LCR	111%	113%	115%
Net excess HQLA(d)	$52,707	$61,566	$71,393

(a)	Represents cash on deposit at central banks, primarily Federal Reserve Banks.

(b)	Predominantly U.S. Treasuries, U.S. Agency MBS, and sovereign bonds net of applicable haircuts under the LCR rules.

(c)	HQLA eligible securities may be reported in securities borrowed or purchased under resale agreements, trading assets, or investment securities on the Firm’s Consolidated balance sheets.

(d)	Excludes average excess HQLA at JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A. that are not transferable to non-bank affiliates.

The Firm’s average LCR decreased during the three months ended March 31, 2019, compared with the three-month period ended December 31, 2018 and the prior year period due to a decrease in the average amount of HQLA. The decrease in HQLA was driven by a decrease in the amount of HQLA in JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A. that was determined to be transferable to non-bank affiliates based on a change in the Firm’s interpretation of amounts available for transfer during the three months ended December 31, 2018. This change in interpretation had no impact on the HQLA in JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A., which was relatively unchanged over both periods.
The Firm’s average LCR may fluctuate from period to period, due to changes in its HQLA and estimated net cash outflows under the LCR as a result of ongoing business activity.
Other liquidity sources
As of March 31, 2019, in addition to assets reported in the Firm’s HQLA under the LCR rule, the Firm had approximately $281 billion of unencumbered marketable securities, such as equity securities and fixed income debt securities, available to raise liquidity, if required. This includes HQLA-eligible securities included as part of the excess liquidity at JPMorgan Chase Bank, N.A. that are not transferable to non-bank affiliates.
As of March 31, 2019, the Firm also had approximately $265 billion of available borrowing capacity at FHLBs, discount windows at Federal Reserve Banks and various other central banks as a result of collateral pledged by the Firm to such banks. This borrowing capacity excludes the benefit of securities reported in the Firm’s HQLA or other unencumbered securities that are currently pledged at Federal Reserve Bank discount windows. Although available, the Firm does not view the borrowing capacity at the Federal Reserve Bank discount windows and the various other central banks as a primary source of liquidity.

Funding
Sources of funds
Management believes that the Firm’s unsecured and secured funding capacity is sufficient to meet its on- and off-balance sheet obligations.
The Firm funds its global balance sheet through diverse sources of funding including stable deposits as well as secured and unsecured funding in the capital markets. The Firm’s loan portfolio is funded with a portion of the Firm’s deposits, through securitizations and, with respect to a portion of the Firm’s real estate-related loans, with secured borrowings from the FHLBs. Deposits in excess of the amount utilized to fund loans are primarily invested by Treasury and CIO in the Firm’s investment securities portfolio or deployed in cash or other short-term liquid investments based on their interest rate and liquidity risk characteristics. Securities borrowed or purchased under resale agreements and trading assets-debt and equity instruments are primarily funded by the Firm’s securities loaned or sold under agreements to repurchase, trading liabilities-debt and equity instruments, and a portion of the Firm’s long-term debt and stockholders’ equity. In addition to funding securities borrowed or purchased under resale agreements and trading assets-debt and equity instruments, proceeds from the Firm’s debt and equity issuances are used to fund certain loans and other financial and non-financial assets, or may be invested in the Firm’s investment securities portfolio. Refer to the discussion below for additional information relating to Deposits, Short-term funding, and Long-term funding and issuance.
Deposits
The table below summarizes, by line of business, the deposit balances as of March 31, 2019, and December 31, 2018, and the average deposit balances for the three months ended March 31, 2019 and 2018, respectively.

	March 31, 2019	December 31, 2018	Three months ended March 31,
Deposits			Average
(in millions)			2019	2018
Consumer & Community Banking	$702,587	$678,854	$681,013	$659,599
Corporate & Investment Bank	485,869	482,084	492,354	465,822
Commercial Banking	161,096	170,859	167,177	175,523
Asset & Wealth Management	143,348	138,546	138,235	144,199
Corporate	541	323	963	865
Total Firm	$1,493,441	$1,470,666	$1,479,742	$1,446,008
Deposits provide a stable source of funding and reduce the Firm’s reliance on the wholesale funding markets. A significant portion of the Firm’s deposits are consumer and wholesale operating deposits, which are both considered to be stable sources of liquidity. Wholesale operating deposits are considered to be stable sources of liquidity because they are generated from customers that maintain operating service relationships with the Firm.
The table below shows the loan and deposit balances, the loans-to-deposits ratios, and deposits as a percentage of total liabilities, as of March 31, 2019 and December 31, 2018.

(in billions except ratios)	March 31, 2019	December 31, 2018
Deposits	$1,493.4	$1,470.7
Deposits as a % of total liabilities	60%	62%
Loans	$956.2	$984.6
Loans-to-deposits ratio	64%	67%
The Firm believes that average deposit balances are generally more representative of deposit trends than period-end deposit balances.

Average deposits increased for the three months ended March 31, 2019 in CIB and CCB, partially offset by declines in CB and AWM.

•	The increase in CIB reflected growth in operating deposits in Treasury Services. The increase in CCB was driven by growth in new accounts.

•	The decrease in CB was primarily driven by migration of non-operating deposits. The decrease in AWM was largely driven by migration predominantly into the Firm’s investment-related products.
For further information on deposit and liability balance trends, refer to the discussion of the Firm’s Business Segment Results and the Consolidated Balance Sheets Analysis on pages 17–30 and pages 11–13, respectively.

The following table summarizes short-term and long-term funding, excluding deposits, as of March 31, 2019, and December 31, 2018, and average balances for the three months ended March 31, 2019 and 2018, respectively. For additional information, refer to the Consolidated Balance Sheets Analysis on pages 11–13 and Note 10.

	March 31, 2019	December 31, 2018	Three months ended March 31,
Sources of funds (excluding deposits)			Average
(in millions)			2019	2018
Commercial paper	$26,563	$30,059	$28,731	$25,993
Other borrowed funds(a)	9,648	8,789	10,247	12,147
Total short-term unsecured funding(a)	$36,211	$38,848	$38,978	$38,140
Securities sold under agreements to repurchase(b)	$208,338	$171,975	$197,454	$184,396
Securities loaned(b)	13,577	9,481	10,781	10,526
Other borrowed funds(a)(c)	35,094	30,428	35,583	19,463
Obligations of Firm-administered multi-seller conduits(d)	$10,788	$4,843	$7,386	$3,116
Total short-term secured funding(a)	$267,797	$216,727	$251,204	$217,501

Senior notes	$167,030	$162,733	$162,952	$150,218
Trust preferred securities	—	—	—	688
Subordinated debt	16,945	16,743	16,722	16,231
Structured notes(e)	59,634	53,090	57,395	47,001
Total long-term unsecured funding	$243,609	$232,566	$237,069	$214,138

Credit card securitization(d)	$13,416	$13,404	$13,409	$18,665
Federal Home Loan Bank (“FHLB”) advances	42,453	44,455	43,965	60,385
Other long-term secured funding(f)	4,831	5,010	4,891	4,482
Total long-term secured funding	$60,700	$62,869	$62,265	$83,532

Preferred stock(g)	$26,993	$26,068	$27,126	$26,068
Common stockholders’ equity(g)	$232,844	$230,447	$230,051	$227,615

(a)	The prior period amounts have been revised to conform with the current period presentation.

(b)	Primarily consists of short-term securities loaned or sold under agreements to repurchase.

(c)	Includes FHLB advances with original maturities of less than one year of $14.9 billion and $11.4 billion as of March 31, 2019 and December 31, 2018, respectively.

(d)	Included in beneficial interests issued by consolidated variable interest entities on the Firm’s Consolidated balance sheets.

(e)	Includes certain TLAC-eligible long-term unsecured debt issued by the Parent Company.

(f)	Includes long-term structured notes which are secured.

(g)
For additional information on preferred stock and common stockholders’ equity refer to Capital Risk Management on pages 32–36, Consolidated statements of changes in stockholders’ equity, and Note 20 and Note 21 of JPMorgan Chase’s 2018 Form 10-K.

Short-term funding
The Firm’s sources of short-term secured funding primarily consist of securities loaned or sold under agreements to repurchase. These instruments are secured predominantly by high-quality securities collateral, including government-issued debt and agency MBS, and constitute a significant portion of the federal funds purchased and securities loaned or sold under repurchase agreements on the Consolidated balance sheets. The increase at March 31, 2019, from December 31, 2018, reflected client-driven market-making activities and higher secured financing of trading assets-debt and equity instruments in CIB.

The balances associated with securities loaned or sold under agreements to repurchase fluctuate over time due to customers’ investment and financing activities, the Firm’s demand for financing, the ongoing management of the mix of the Firm’s liabilities, including its secured and unsecured financing (for both the investment securities and market-making portfolios), and other market and portfolio factors.
The Firm’s sources of short-term unsecured funding primarily consist of issuance of wholesale commercial paper. The decrease in commercial paper was due to lower net issuance primarily for short-term liquidity management.

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
The significant majority of the Firm’s long-term unsecured funding is issued by the Parent Company to provide maximum flexibility in support of both bank and nonbank subsidiary funding needs. The Parent Company advances substantially all net funding proceeds to its subsidiary, the Intermediate Holding Company (“IHC”). The IHC does not issue debt to external counterparties. The following table summarizes long-term unsecured issuance and maturities or redemptions for the three months ended March 31, 2019 and 2018. For additional information on the IHC and long-term debt, refer to Liquidity Risk Management and Note 19 of JPMorgan Chase’s 2018 Form 10-K.

Long-term unsecured funding
	Three months ended March 31,		Three months ended March 31,
	2019	2018	2019	2018
(Notional in millions)	Parent Company(b)		Subsidiaries(b)
Issuance
Senior notes issued in the U.S. market	$4,250	$4,000	$1,750	$4,011
Senior notes issued in non-U.S. markets	2,248	—	—	—
Total senior notes	6,498	4,000	1,750	4,011
Structured notes(a)	1,185	831	6,116	6,958
Total long-term unsecured funding – issuance	$7,683	$4,831	$7,866	$10,969

Maturities/redemptions
Senior notes	$3,750	$14,059	$1,815	$65
Subordinated debt	146	—	—	—
Structured notes	628	815	3,833	4,712
Total long-term unsecured funding – maturities/redemptions	$4,524	$14,874	$5,648	$4,777

(a)	Includes certain TLAC-eligible long-term unsecured debt issued by the Parent Company.

(b)	The prior period amounts have been revised to conform with the current period presentation.

The Firm raises secured long-term funding through securitization of consumer credit card loans and advances from the FHLBs. The following table summarizes the securitization issuance and FHLB advances and their respective maturities or redemptions for the three months ended March 31, 2019 and 2018, respectively.

Long-term secured funding
	Three months ended March 31,
	Issuance		Maturities/Redemptions
(in millions)	2019	2018	2019	2018
Credit card securitization	$—	$—	$—	$4,400
FHLB advances	—	4,000	2,001	7,751
Other long-term secured funding(a)	35	121	246	16
Total long-term secured funding	$35	$4,121	$2,247	$12,167

(a)	Includes long-term structured notes which are secured.

The Firm’s wholesale businesses also securitize loans for client-driven transactions; those client-driven loan securitizations are not considered to be a source of funding for the Firm and are not included in the table above. For further description of the client-driven loan securitizations, refer to Note 14 of JPMorgan Chase’s 2018 Form 10-K.

Credit ratings
The cost and availability of financing are influenced by credit ratings. Reductions in these ratings could have an adverse effect on the Firm’s access to liquidity sources, increase the cost of funds, trigger additional collateral or funding requirements and decrease the number of investors and counterparties willing to lend to the Firm. The nature and magnitude of the impact of ratings downgrades depends on numerous contractual and behavioral factors, which the Firm believes are incorporated in its liquidity risk and stress testing metrics. The Firm believes that it maintains sufficient liquidity to withstand a potential decrease in funding capacity due to ratings downgrades.

Additionally, the Firm’s funding requirements for VIEs and other third-party commitments may be adversely affected by a decline in credit ratings. For additional information on the impact of a credit ratings downgrade on the funding requirements for VIEs, and on derivatives and collateral agreements, refer to SPEs on page 14, and liquidity risk and credit-related contingent features in Note 4.

The credit ratings of the Parent Company and the Firm’s principal bank and non-bank subsidiaries as of March 31, 2019, were as follows.

	JPMorgan Chase & Co.			JPMorgan Chase Bank, N.A. Chase Bank USA, N.A.			J.P. Morgan Securities LLC J.P. Morgan Securities plc
March 31, 2019	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook
Moody’s Investors Service	A2	P-1	Stable	Aa2	P-1	Stable	Aa3	P-1	Stable
Standard & Poor’s	A-	A-2	Stable	A+	A-1	Stable	A+	A-1	Stable
Fitch Ratings	AA-	F1+	Stable	AA	F1+	Stable	AA	F1+	Stable
For a discussion of the factors that could affect credit ratings of the Parent Company and the Firm’s principal bank and non-bank subsidiaries, refer to page 100 of the Firm’s 2018 10-K.

CREDIT AND INVESTMENT RISK MANAGEMENT
Credit and investment risk is the risk associated with the default or change in credit profile of a client, counterparty or customer; or loss of principal or a reduction in expected returns on investments, including consumer credit risk, wholesale credit risk, and investment portfolio risk. For a further discussion of Credit Risk refer to pages 42–57.
For a further discussion on Investment Portfolio Risk, refer to page 57. For a further discussion of the Firm’s Credit and Investment Risk Management framework and organization, and the identification, monitoring and management, refer to Credit and Investment Risk Management on pages 102-123 of JPMorgan Chase’s 2018 Form 10-K.

CREDIT PORTFOLIO
Credit risk is the risk associated with the default or change in credit profile of a client, counterparty or customer.
In the following tables, reported loans include loans retained (i.e., held-for-investment); loans held-for-sale; and certain loans accounted for at fair value. The following tables do not include loans which the Firm accounts for at fair value and classifies as trading assets. For further information regarding these loans, refer to Notes 2 and 3. For additional information on the Firm’s loans, lending-related commitments and derivative receivables, including the Firm’s accounting policies, refer to Notes 11, 22, and 4, respectively.
For further information regarding the credit risk inherent in the Firm’s cash placed with banks, refer to Wholesale credit exposure – industry exposures on pages 50–52; for information regarding the credit risk inherent in the Firm’s investment securities portfolio, refer to Note 9 of this Form 10-Q, and Note 10 of JPMorgan Chase’s 2018 Form 10-K; and for information regarding the credit risk inherent in the securities financing portfolio, refer to Note 10 of this Form 10-Q, and Note 11 of JPMorgan Chase’s 2018 Form 10-K.
For a further discussion of the consumer credit environment and consumer loans, refer to Consumer Credit Portfolio on pages 106–111 of JPMorgan Chase’s 2018 Form 10-K and Note 11 of this Form 10-Q. For a further discussion of the wholesale credit environment and wholesale loans, refer to Wholesale Credit Portfolio on pages 112–119 of JPMorgan Chase’s 2018 Form 10-K and Note 11 of this Form 10-Q.

Total credit portfolio
	Credit exposure		Nonperforming(d)(e)
(in millions)	Mar 31, 2019	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018
Loans retained	$943,841	$969,415	$4,959	$4,611
Loans held-for-sale	8,685	11,988	129	—
Loans at fair value	3,719	3,151	184	220
Total loans–reported	956,245	984,554	5,272	4,831
Derivative receivables	50,333	54,213	44	60
Receivables from customers and other(a)	20,952	30,217	—	—
Total credit-related assets	1,027,530	1,068,984	5,316	4,891
Assets acquired in loan satisfactions
Real estate owned	NA	NA	269	269
Other	NA	NA	31	30
Total assets acquired in loan satisfactions	NA	NA	300	299
Lending-related commitments	1,060,801	1,039,258	455	469
Total credit portfolio	$2,088,331	$2,108,242	$6,071	$5,659
Credit derivatives used in credit portfolio management activities(b)	$(14,490)	$(12,682)	$—	$—
Liquid securities and other cash collateral held against derivatives(c)	(13,976)	(15,322)	NA	NA

(in millions, except ratios)	Three months ended March 31,
	2019	2018
Net charge-offs	$1,361	$1,335
Average retained loans
Loans	956,557	920,428
Loans – reported, excluding residential real estate PCI loans	932,925	890,376
Net charge-off rates
Loans	0.58%	0.59%
Loans – excluding PCI	0.59	0.61

(a)	Receivables from customers and other primarily represents held-for-investment margin loans to brokerage customers.

(b)
Represents the net notional amount of protection purchased and sold through credit derivatives used to manage both performing and nonperforming wholesale credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. For additional information, refer to Credit derivatives on page 54 and Note 4.

(c)	Includes collateral related to derivative instruments where an appropriate legal opinion has not been either sought or obtained.

(d)	Excludes PCI loans. The Firm is recognizing interest income on each pool of PCI loans as each of the pools is performing.

(e)
At March 31, 2019, and December 31, 2018, nonperforming assets excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $2.2 billion and $2.6 billion, respectively, and real estate owned (“REO”) insured by U.S. government agencies of $69 million and $75 million, respectively. These amounts have been excluded based upon the government guarantee. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”).

CONSUMER CREDIT PORTFOLIO
The Firm’s retained consumer portfolio consists primarily of residential real estate loans, credit card loans, auto loans, and business banking loans, as well as associated lending-related commitments. The Firm’s focus is on serving primarily the prime segment of the consumer credit market. For further information on consumer loans, refer to Note 11 of this Form 10-Q and Consumer Credit Portfolio on pages 106–111 and Note 12 of JPMorgan Chase’s 2018 Form 10-K. For further information on lending-related commitments, refer to Note 22 of this Form 10-Q and Note 27 of JPMorgan Chase’s 2018 Form 10-K.
The following table presents consumer credit-related information with respect to the credit portfolio held by CCB, prime mortgage and home equity loans held by AWM, and prime mortgage loans held by Corporate. For further information about the Firm’s nonaccrual and charge-off accounting policies, refer to Note 12 of JPMorgan Chase’s 2018 Form 10-K.

Consumer credit portfolio
					Three months ended March 31,
(in millions, except ratios)	Credit exposure		Nonaccrual loans(f)(g)		Net charge-offs/(recoveries)(h)		Net charge-off/(recoveries) rate(h)(i)
	Mar 31, 2019	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018	2019	2018	2019	2018
Consumer, excluding credit card
Loans, excluding PCI loans and loans held-for-sale
Residential mortgage	$220,158	$231,078	$1,755	$1,765	$(3)	$—	(0.01)%	—%
Home equity	27,072	28,340	1,276	1,323	1	17	0.01	0.21
Auto(a)(b)	62,786	63,573	111	128	58	76	0.37	0.47
Consumer & Business Banking(b)(c)	26,492	26,612	247	245	59	53	0.90	0.83
Total loans, excluding PCI loans and loans held-for-sale	336,508	349,603	3,389	3,461	115	146	0.13	0.17
Loans – PCI
Home equity	8,584	8,963	NA	NA	NA	NA	NA	NA
Prime mortgage	4,529	4,690	NA	NA	NA	NA	NA	NA
Subprime mortgage	1,909	1,945	NA	NA	NA	NA	NA	NA
Option ARMs	8,185	8,436	NA	NA	NA	NA	NA	NA
Total loans – PCI	23,207	24,034	NA	NA	NA	NA	NA	NA
Total loans – retained	359,715	373,637	3,389	3,461	115	146	0.13	0.16
Loans held-for-sale	4,199	95	—	—	NA	NA	NA	NA
Total consumer, excluding credit card loans	363,914	373,732	3,389	3,461	115	146	0.13	0.16
Lending-related commitments(d)	48,922	46,066
Receivables from customers	20	154
Total consumer exposure, excluding credit card	412,856	419,952
Credit card
Loans retained(e)	150,515	156,616	—	—	1,202	1,170	3.23	3.32
Loans held-for-sale	12	16	—	—	NA	NA	NA	NA
Total credit card loans	150,527	156,632	—	—	1,202	1,170	3.23	3.32
Lending-related commitments(d)	626,922	605,379
Total credit card exposure	777,449	762,011
Total consumer credit portfolio	$1,190,305	$1,181,963	$3,389	$3,461	$1,317	$1,316	1.02%	1.04%
Memo: Total consumer credit portfolio, excluding PCI	$1,167,098	$1,157,929	$3,389	$3,461	$1,317	$1,316	1.07%	1.10%

(a)
At March 31, 2019, and December 31, 2018, excluded operating lease assets of $21.1 billion and $20.5 billion, respectively. These operating lease assets are included in other assets on the Firm’s Consolidated balance sheets. For further information, refer to Note 16.

(b)
Includes certain business banking and auto dealer risk-rated loans that apply the wholesale methodology for determining the allowance for loan losses; these loans are managed by CCB, and therefore, for consistency in presentation, are included within the consumer portfolio.

(c)	Predominantly includes Business Banking loans.

(d)
Credit card and home equity lending-related commitments represent the total available lines of credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit would be used at the same time. For credit card commitments, and if certain conditions are met, home equity commitments, the Firm can reduce or cancel these lines of credit by providing the borrower notice or, in some cases as permitted by law, without notice. For further information, refer to Note 22.

(e)	Includes billed interest and fees net of an allowance for uncollectible interest and fees.

(f)
At March 31, 2019 and December 31, 2018, nonaccrual loans excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $2.2 billion and $2.6 billion, respectively. These amounts have been excluded from nonaccrual loans based upon the government guarantee. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status, as permitted by regulatory guidance issued by the FFIEC.

(g)	Excludes PCI loans. The Firm is recognizing interest income on each pool of PCI loans as each of the pools is performing.

(h)
Net charge-offs/(recoveries) and the net charge-off/(recovery) rates excluded write-offs in the PCI portfolio of $50 million and $20 million for the three months ended March 31, 2019 and 2018, respectively. These write-offs decreased the allowance for loan losses for PCI loans. Refer to Allowance for Credit Losses on pages 55–56 for further information.

(i)
Average consumer loans held-for-sale were $1.2 billion and $234 million for the three months ended March 31, 2019 and 2018, respectively. These amounts were excluded when calculating net charge-off/(recovery) rates.

Consumer, excluding credit card
Portfolio analysis
Loan balances decreased from December 31, 2018 predominantly due to lower residential real estate loans. The credit performance of the portfolio continues to benefit from a strong labor market and increasing home prices.
The following discussions provide information concerning individual loan products, excluding PCI loans which are addressed separately. For further information about this portfolio, including information about delinquencies, loan modifications and other credit quality indicators, refer to Note 11 of this Form 10-Q.
Residential mortgage: The residential mortgage portfolio, including loans held-for-sale, predominantly consists of prime mortgage loans. The residential mortgage portfolio decreased from December 31, 2018 driven by a loan sale as well as paydowns, partially offset by originations of prime mortgage loans that have been retained on the balance sheet.
At March 31, 2019, and December 31, 2018, the Firm’s residential mortgage portfolio included $21.8 billion and $21.6 billion, respectively, of interest-only loans. These loans have an interest-only payment period generally followed by an adjustable-rate or fixed-rate fully amortizing payment period to maturity and are typically originated as higher-balance loans to higher-income borrowers, predominantly in AWM. Performance of this portfolio for the three months ended March 31, 2019 was in line with the performance of the broader residential mortgage portfolio for the same period.
The following table provides a summary of the Firm’s residential mortgage portfolio insured and/or guaranteed by U.S. government agencies, including loans held-for-sale. The Firm monitors its exposure to certain potential unrecoverable claim payments related to government-insured loans and considers this exposure in estimating the allowance for loan losses.

(in millions)	March 31, 2019	December 31, 2018
Current	$2,463	$2,884
30-89 days past due	1,074	1,528
90 or more days past due	2,168	2,600
Total government guaranteed loans	$5,705	$7,012
Home equity: The home equity portfolio declined from December 31, 2018 primarily reflecting loan paydowns.
At March 31, 2019, approximately 90% of the Firm’s home equity portfolio consisted of home equity lines of credit (“HELOCs”) and the remainder consisted of home equity loans (“HELOANs”). The carrying value of HELOCs outstanding was $24 billion at March 31, 2019. This amount included $11 billion of HELOCs that have recast from interest-only to fully amortizing payments or have been modified and $4 billion of interest-only balloon HELOCs, which primarily mature after 2030. The Firm manages the risk of HELOCs during their revolving period by closing or reducing the undrawn line to the extent permitted by law when borrowers are exhibiting a material deterioration in their credit risk profile.
For further information on the Firm’s home equity portfolio, refer to Note 11 of this Form 10-Q and Consumer Credit Portfolio on pages 106–111 of JPMorgan Chase’s 2018 Form 10-K.
Auto: The auto loan portfolio, which predominantly consists of prime-quality loans, declined when compared with December 31, 2018, as paydowns and charge-offs or liquidation of delinquent loans were predominantly offset by new originations.
Consumer & Business Banking: Consumer & Business Banking loans were flat when compared with December 31, 2018 as paydowns and charge-offs of delinquent loans were predominantly offset by loan originations. Net charge-offs for the three months ended March 31, 2019 increased when compared with the same period in the prior year due to higher deposit overdraft losses.
Purchased credit-impaired loans: PCI loans represent certain loans that were acquired and deemed to be credit-impaired on the acquisition date. PCI loans decreased from December 31, 2018 due to portfolio run off. As of March 31, 2019, approximately 10% of the option ARM PCI loans were delinquent and approximately 69% of the portfolio had been modified into fixed-rate, fully amortizing loans. The borrowers for substantially all of the remaining option ARM loans are making amortizing payments, although such payments are not necessarily fully amortizing. This latter group of loans is subject to the risk of payment shock due to future payment recast. Default rates generally increase on option ARM loans when payment recast results in a payment increase. The expected increase in default rates is considered in the Firm’s quarterly impairment assessment.

The following table provides a summary of lifetime principal loss estimates included in either the nonaccretable difference or the allowance for loan losses.

Summary of PCI loans lifetime principal loss estimates
	Lifetime loss estimates(a)		Life-to-date liquidation losses(b)
(in billions)	Mar 31, 2019	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018
Home equity	$14.3	$14.1	$13.0	$13.0
Prime mortgage	4.1	4.1	3.9	3.9
Subprime mortgage	3.4	3.3	3.2	3.2
Option ARMs	10.3	10.3	9.9	9.9
Total	$32.1	$31.8	$30.0	$30.0

(a)
Includes the original nonaccretable difference established in purchase accounting of $30.5 billion for principal losses plus additional principal losses recognized subsequent to acquisition through the provision and allowance for loan losses. The remaining nonaccretable difference for principal losses was $496 million and $512 million at March 31, 2019, and December 31, 2018, respectively.

(b)	Represents both realization of loss upon loan resolution and any principal forgiven upon modification.
Geographic composition of residential real estate loans
For information on the geographic composition of the Firm’s residential real estate loans, refer to Note 11.
Current estimated loan-to-value ratio of residential real estate loans
Average current estimated loan-to-value (“LTV”) ratios have declined consistent with recent improvements in home prices, customer paydowns, and charge-offs or liquidations of higher LTV loans. For information on current estimated LTVs of the Firm’s residential real estate loans, refer to Note 11.
Loan modification activities for residential real estate loans
The performance of modified loans generally differs by product type due to differences in both the credit quality and the types of modifications provided. Performance metrics for modifications to the residential real estate portfolios as measured through redefault rates, were not materially different from December 31, 2018. For further information on the Firm’s redefault rates, refer to Consumer Credit Portfolio on pages 106–111 of JPMorgan Chase’s 2018 Form 10-K.
Certain modified loans have interest rate reset provisions (“step-rate modifications”) where the interest rates on these loans generally began to increase commencing in 2014 by 1% per year, and will continue to do so, until the rate reaches a specified cap. The cap on these loans is typically at a prevailing market interest rate for a fixed-rate mortgage loan as of the modification date. At March 31, 2019, the carrying value of non-PCI loans and the unpaid principal balance of PCI loans modified in step-rate modifications, which have not yet met their specified caps, were $1.5 billion and $2.9 billion, respectively. The Firm continues to monitor this risk exposure and the impact of these potential interest rate increases is considered in the Firm’s allowance for loan losses.

The following table presents information as of March 31, 2019, and December 31, 2018, relating to modified retained residential real estate loans for which concessions have been granted to borrowers experiencing financial difficulty. For further information on modifications for the three months ended March 31, 2019 and 2018, refer to Note 11.

Modified residential real estate loans
	March 31, 2019		December 31, 2018
(in millions)	Retained loans	Non-accrual retained loans(d)	Retained loans	Non-accrual retained loans(d)
Modified residential real estate loans, excluding PCI loans(a)(b)
Residential mortgage	$4,499	$1,456	$4,565	$1,459
Home equity	1,996	960	2,012	955
Total modified residential real estate loans, excluding PCI loans	$6,495	$2,416	$6,577	$2,414
Modified PCI loans(c)
Home equity	$2,061	NA	$2,086	NA
Prime mortgage	3,115	NA	3,179	NA
Subprime mortgage	2,014	NA	2,041	NA
Option ARMs	6,262	NA	6,410	NA
Total modified PCI loans	$13,452	NA	$13,716	NA

(a)	Amounts represent the carrying value of modified residential real estate loans.

(b)
At March 31, 2019, and December 31, 2018, $3.3 billion and $4.1 billion, respectively, of loans modified subsequent to repurchase from Ginnie Mae in accordance with the standards of the appropriate government agency (i.e., Federal Housing Administration (“FHA”), U.S. Department of Veterans Affairs (“VA”), Rural Housing Service of the U.S. Department of Agriculture (“RHS”)) are not included in the table above. When such loans perform subsequent to modification in accordance with Ginnie Mae guidelines, they are generally sold back into Ginnie Mae loan pools. Modified loans that do not re-perform become subject to foreclosure. For additional information about sales of loans in securitization transactions with Ginnie Mae, refer to Note 13.

(c)	Amounts represent the unpaid principal balance of modified PCI loans.

(d)
At March 31, 2019, and December 31, 2018, nonaccrual loans included $1.9 billion and $2.0 billion, respectively, of troubled debt restructurings (“TDRs”) for which the borrowers were less than 90 days past due. For additional information about loans modified in a TDR that are on nonaccrual status, refer to Note 11.

Nonperforming assets
The following table presents information as of March 31, 2019, and December 31, 2018, about consumer, excluding credit card, nonperforming assets.

Nonperforming assets(a)
(in millions)	March 31, 2019	December 31, 2018
Nonaccrual loans(b)
Residential real estate	$3,031	$3,088
Other consumer	358	373
Total nonaccrual loans	3,389	3,461
Assets acquired in loan satisfactions
Real estate owned	211	210
Other	31	30
Total assets acquired in loan satisfactions	242	240
Total nonperforming assets	$3,631	$3,701

(a)
At March 31, 2019, and December 31, 2018, nonperforming assets excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $2.2 billion and $2.6 billion, respectively, and REO insured by U.S. government agencies of $69 million and $75 million, respectively. These amounts have been excluded based upon the government guarantee.

(b)
Excludes PCI loans, which are accounted for on a pool basis. Since each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, the past-due status of the pools, or that of individual loans within the pools, is not meaningful. The Firm is recognizing interest income on each pool of loans as each of the pools is performing.

Nonaccrual loans in the residential real estate portfolio at March 31, 2019 decreased to $3.0 billion from $3.1 billion at December 31, 2018, of which 23% and 24% were greater than 150 days past due, respectively. In the aggregate, the unpaid principal balance of residential real estate loans greater than 150 days past due was charged down by approximately 31% and 32% to the estimated net realizable value of the collateral at March 31, 2019, and December 31, 2018, respectively.
Nonaccrual loans: The following table presents changes in consumer, excluding credit card, nonaccrual loans for the three months ended March 31, 2019 and 2018.

Nonaccrual loan activity
Three months ended March 31, (in millions)	2019	2018
Beginning balance	$3,461	$4,209
Additions	581	911
Reductions:
Principal payments and other(a)	235	340
Charge-offs	106	140
Returned to performing status	242	309
Foreclosures and other liquidations	70	71
Total reductions	653	860
Net changes	(72)	51
Ending balance	$3,389	$4,260

(a)	Other reductions includes loan sales.
Active and suspended foreclosure: For information on loans that were in the process of active or suspended foreclosure, refer to Note 11.

Credit card
Total credit card loans decreased from December 31, 2018 due to seasonality. The March 31, 2019 30+ day delinquency rate increased to 1.85% from 1.83% at December 31, 2018, and the March 31, 2019 90+ day delinquency rate increased to 0.97% from 0.92% at December 31, 2018, in line with expectations. Net charge-offs increased for the three months ended March 31, 2019 when compared with the same period in the prior year primarily due to loan growth.
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
Modifications of credit card loans
At March 31, 2019 and December 31, 2018, the Firm had $1.4 billion and $1.3 billion, respectively, of credit card loans outstanding that have been modified in TDRs. For additional information about loan modification programs to borrowers, refer to Note 11.

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
The credit quality of the wholesale portfolio was stable for the three months ended March 31, 2019, characterized by low levels of criticized exposure, nonaccrual loans and charge-offs. Refer to the industry discussion on pages 50–52 for further information. Retained loans decreased, predominantly driven by Wealth Management clients globally in AWM, and held-for-sale loans decreased, driven by a loan syndication in CIB. The wholesale portfolio is actively managed, in part by conducting ongoing, in-depth reviews of client credit quality and transaction structure inclusive of collateral where applicable, and of industry, product and client concentrations.

In the following tables, the Firm’s wholesale credit portfolio includes exposure held in CIB, CB, AWM and Corporate, and excludes all exposure managed by CCB.

Wholesale credit portfolio
	Credit exposure		Nonperforming(c)
(in millions)	Mar 31, 2019	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018
Loans retained	$433,611	$439,162	$1,570	$1,150
Loans held-for-sale	4,474	11,877	129	—
Loans at fair value	3,719	3,151	184	220
Loans – reported	441,804	454,190	1,883	1,370
Derivative receivables	50,333	54,213	44	60
Receivables from customers and other(a)	20,932	30,063	—	—
Total wholesale credit-related assets	513,069	538,466	1,927	1,430
Lending-related commitments	384,957	387,813	455	469
Total wholesale credit exposure	$898,026	$926,279	$2,382	$1,899
Credit derivatives used in credit portfolio management activities(b)	$(14,490)	$(12,682)	$—	$—
Liquid securities and other cash collateral held against derivatives	(13,976)	(15,322)	NA	NA

(a)
Receivables from customers and other include $20.9 billion and $30.1 billion of held-for-investment margin loans at March 31, 2019, and December 31, 2018, respectively, to prime brokerage customers in CIB and AWM; these are classified in accrued interest and accounts receivable on the Consolidated balance sheets.

(b)
Represents the net notional amount of protection purchased and sold through credit derivatives used to manage both performing and nonperforming wholesale credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. For additional information, refer to Credit derivatives on page 54, and Note 4.

(c)	Excludes assets acquired in loan satisfactions.

The following tables present the maturity and ratings profiles of the wholesale credit portfolio as of March 31, 2019, and December 31, 2018. The ratings scale is based on the Firm’s internal risk ratings, which generally correspond to the ratings assigned by S&P and Moody’s. For additional information on wholesale loan portfolio risk ratings, refer to Note 12 of JPMorgan Chase’s 2018 Form 10-K.

Wholesale credit exposure – maturity and ratings profile
	Maturity profile(d)				Ratings profile
	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
March 31, 2019 (in millions, except ratios)					AAA/Aaa to BBB-/Baa3	BB+/Ba1 & below
Loans retained	$130,048	$200,469	$103,094	$433,611	$332,514	$101,097	$433,611	77%
Derivative receivables				50,333			50,333
Less: Liquid securities and other cash collateral held against derivatives				(13,976)			(13,976)
Total derivative receivables, net of all collateral	10,007	8,674	17,676	36,357	29,689	6,668	36,357	82
Lending-related commitments	71,622	302,913	10,422	384,957	293,073	91,884	384,957	76
Subtotal	211,677	512,056	131,192	854,925	655,276	199,649	854,925	77
Loans held-for-sale and loans at fair value(a)				8,193			8,193
Receivables from customers and other				20,932			20,932
Total exposure – net of liquid securities and other cash collateral held against derivatives				$884,050			$884,050
Credit derivatives used in credit portfolio management activities(b)(c)	$(1,238)	$(7,087)	$(6,165)	$(14,490)	$(12,987)	$(1,503)	$(14,490)	90%

	Maturity profile(d)				Ratings profile
	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
December 31, 2018 (in millions, except ratios)					AAA/Aaa to BBB-/Baa3	BB+/Ba1 & below
Loans retained	$138,458	$196,974	$103,730	$439,162	$339,729	$99,433	$439,162	77%
Derivative receivables				54,213			54,213
Less: Liquid securities and other cash collateral held against derivatives				(15,322)			(15,322)
Total derivative receivables, net of all collateral	11,038	9,169	18,684	38,891	31,794	7,097	38,891	82
Lending-related commitments	79,400	294,855	13,558	387,813	288,724	99,089	387,813	74
Subtotal	228,896	500,998	135,972	865,866	660,247	205,619	865,866	76
Loans held-for-sale and loans at fair value(a)				15,028			15,028
Receivables from customers and other				30,063			30,063
Total exposure – net of liquid securities and other cash collateral held against derivatives				$910,957			$910,957
Credit derivatives used in credit portfolio management activities(b)(c)	$(447)	$(9,318)	$(2,917)	$(12,682)	$(11,213)	$(1,469)	$(12,682)	88%

(a)	Represents loans held-for-sale, primarily related to syndicated loans and loans transferred from the retained portfolio, and loans at fair value.

(b)	These derivatives do not qualify for hedge accounting under U.S. GAAP.

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

(d)
The maturity profile of retained loans, lending-related commitments and derivative receivables is based on the remaining contractual maturity. Derivative contracts that are in a receivable position at March 31, 2019, may become payable prior to maturity based on their cash flow profile or changes in market conditions.

Wholesale credit exposure – industry exposures
The Firm focuses on the management and diversification of its industry exposures, and pays particular attention to industries with actual or potential credit concerns. Exposures deemed criticized align with the U.S. banking regulators’ definition of criticized exposures, which consist of the special mention, substandard and doubtful categories. The total criticized component of the portfolio, excluding loans held-for-sale and loans at fair value, was $12.6 billion at March 31, 2019, compared with $12.1 billion at December 31, 2018. The increase was driven by select client downgrades across a number of sectors.
Below are summaries of the Firm’s exposures as of March 31, 2019, and December 31, 2018. The industry of risk category is generally based on the client or counterparty’s primary business activity. For additional information on industry concentrations, refer to Note 4 of JPMorgan Chase’s 2018 Form 10-K.

Wholesale credit exposure – industries(a)
						Selected metrics
						30 days or more past due and accruing loans	Net charge-offs/ (recoveries)	Credit derivative hedges(g)	Liquid securities and other cash collateral held against derivative receivables
			Noninvestment-grade
As of or for the three months ended	Credit exposure(f)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
March 31, 2019
(in millions)
Real Estate	$143,322	$117,700	$24,411	$1,099	$112	$173	$—	$(2)	$(1)
Individuals and Individual Entities(b)	94,490	83,570	10,347	239	334	1,411	2	—	(876)
Consumer & Retail	87,127	54,261	30,564	2,127	175	56	9	(237)	(6)
Technology, Media & Telecommunications	64,629	41,182	21,013	2,305	129	5	11	(772)	(4)
Industrials	57,857	37,773	18,372	1,534	178	170	—	(479)	(34)
Banks & Finance Cos	48,425	32,849	15,373	198	5	3	—	(553)	(2,829)
Healthcare	44,920	34,357	9,779	687	97	45	9	(190)	(157)
Oil & Gas	44,136	24,937	17,398	1,157	644	—	(1)	(398)	(8)
Asset Managers	43,884	38,396	5,455	4	29	114	—	—	(4,824)
Utilities	29,005	23,370	5,219	165	251	2	18	(206)	(58)
Automotive	28,483	21,635	6,505	343	—	8	—	(149)	—
State & Municipal Govt(c)	27,135	26,530	602	3	—	7	—	(34)	(19)
Central Govt	16,976	16,676	300	—	—	3	—	(8,020)	(1,700)
Metals & Mining	16,347	8,687	7,365	268	27	2	(1)	(146)	(4)
Chemicals & Plastics	16,325	11,870	4,321	134	—	3	—	(10)	—
Transportation	15,952	10,173	5,413	293	73	32	—	(26)	(36)
Insurance	12,718	9,742	2,962	—	14	1	—	(36)	(2,129)
Financial Markets Infrastructure	5,955	5,737	218	—	—	—	—	—	(6)
Securities Firms	3,980	2,623	1,357	—	—	—	—	(158)	(479)
All other(d)	67,235	65,493	1,735	6	1	—	(3)	(3,074)	(806)
Subtotal	$868,901	$667,561	$188,709	$10,562	$2,069	$2,035	$44	$(14,490)	$(13,976)
Loans held-for-sale and loans at fair value	8,193
Receivables from customers and other	20,932
Total(e)	$898,026

(continued from previous page)
						Selected metrics
						30 days or more past due and accruing loans	Net charge-offs/ (recoveries)	Credit derivative hedges(g)	Liquid securities and other cash collateral held against derivative receivables
			Noninvestment-grade
As of or for the year ended	Credit exposure(f)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
December 31, 2018
(in millions)
Real Estate	$143,316	$117,988	$24,174	$1,019	$135	$70	$(20)	$(2)	$(1)
Individuals and Individual Entities(b)	97,077	86,581	10,164	174	158	703	12	—	(915)
Consumer & Retail	94,815	60,678	31,901	2,033	203	43	55	(248)	(14)
Technology, Media & Telecommunications	72,646	46,334	24,081	2,170	61	8	12	(1,011)	(12)
Industrials	58,528	38,487	18,594	1,311	136	171	20	(207)	(29)
Banks & Finance Cos	49,920	34,120	15,496	299	5	11	—	(575)	(2,290)
Healthcare	48,142	36,687	10,625	761	69	23	(5)	(150)	(133)
Oil & Gas	42,600	23,356	17,451	1,158	635	6	36	(248)	—
Asset Managers	42,807	36,722	6,067	4	14	10	—	—	(5,829)
Utilities	28,172	23,558	4,326	138	150	—	38	(142)	(60)
Automotive	17,339	9,637	7,310	392	—	1	—	(125)	—
State & Municipal Govt(c)	27,351	26,746	603	2	—	18	(1)	—	(42)
Central Govt	18,456	18,251	124	81	—	4	—	(7,994)	(2,130)
Metals & Mining	15,359	8,188	6,767	385	19	1	—	(174)	(22)
Chemicals & Plastics	16,035	11,490	4,427	118	—	4	—	—	—
Transportation	15,660	10,508	4,699	393	60	21	6	(31)	(112)
Insurance	12,639	9,777	2,830	—	32	—	—	(36)	(2,080)
Financial Markets Infrastructure	7,484	6,746	738	—	—	—	—	—	(26)
Securities Firms	4,558	3,099	1,459	—	—	—	—	(158)	(823)
All other(d)	68,284	64,664	3,606	12	2	2	2	(1,581)	(804)
Subtotal	$881,188	$673,617	$195,442	$10,450	$1,679	$1,096	$155	$(12,682)	$(15,322)
Loans held-for-sale and loans at fair value	15,028
Receivables from customers and other	30,063
Total(e)	$926,279

(a)
The industry rankings presented in the table as of December 31, 2018, are based on the industry rankings of the corresponding exposures at March 31, 2019, not actual rankings of such exposures at December 31, 2018.

(b)	Individuals and Individual Entities predominantly consists of Wealth Management clients within AWM and includes exposure to personal investment companies and personal and testamentary trusts.

(c)
In addition to the credit risk exposure to states and municipal governments (both U.S. and non-U.S.) at March 31, 2019, and December 31, 2018, noted above, the Firm held: $6.8 billion and $7.8 billion, respectively, of trading securities; $34.5 billion and $37.7 billion, respectively, of AFS securities; and $4.8 billion at both periods of held-to-maturity (“HTM”) securities, issued by U.S. state and municipal governments. For further information, refer to Note 2 and Note 9.

(d)	All other includes: SPEs and Private education and civic organizations, representing approximately 91% and 9%, respectively, at March 31, 2019, and 92% and 8%, respectively, at December 31, 2018.

(e)
Excludes cash placed with banks of $294.9 billion and $268.1 billion, at March 31, 2019, and December 31, 2018, respectively, which is predominantly placed with various central banks, primarily Federal Reserve Banks.

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

Real Estate
Presented below is additional information on the Real Estate industry, to which the Firm has significant exposure.
Real Estate exposure and the investment grade percentage of the portfolio remained flat for the three months ended March 31, 2019 at $143.3 billion and 82% respectively. For further information on Real Estate loans, refer to Note 11.

	March 31, 2019
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment-grade	% Drawn(c)
Multifamily(a)	$85,970	$56	$86,026	89%	92%
Other	57,053	243	57,296	72	64
Total Real Estate Exposure(b)	143,023	299	143,322	82	81

	December 31, 2018
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment- grade	% Drawn(c)
Multifamily(a)	$85,683	$33	$85,716	89%	92%
Other	57,469	131	57,600	72	63
Total Real Estate Exposure(b)	143,152	164	143,316	82	81

(a)	Multifamily exposure is largely in California.

(b)	Real Estate exposure is predominantly secured; unsecured exposure is predominantly investment-grade.

(c)	Represents drawn exposure as a percentage of credit exposure.
Loans
In the normal course of its wholesale business, the Firm provides loans to a variety of clients, ranging from large corporate and institutional clients to high-net-worth individuals. For a further discussion on loans, including information on credit quality indicators and sales of loans, refer to Note 11.
The following table presents the change in the nonaccrual loan portfolio for the three months ended March 31, 2019 and 2018.

Wholesale nonaccrual loan activity
Three months ended March 31, (in millions)	2019	2018
Beginning balance	$1,370	$1,734
Additions	773	313
Reductions:
Paydowns and other	181	182
Gross charge-offs	51	55
Returned to performing status	23	117
Sales	5	70
Total reductions	260	424
Net changes	513	(111)
Ending balance	$1,883	$1,623

The following table presents net charge-offs/recoveries, which are defined as gross charge-offs less recoveries, for the three months ended March 31, 2019 and 2018. The amounts in the table below do not include gains or losses from sales of nonaccrual loans.

Wholesale net charge-offs/(recoveries)
(in millions, except ratios)	Three months ended March 31,
	2019	2018
Loans – reported
Average loans retained	$434,660	$404,859
Gross charge-offs	52	65
Gross recoveries	(8)	(46)
Net charge-offs/(recoveries)	44	19
Net charge-off/(recovery) rate	0.04%	0.02%

Lending-related commitments
The Firm uses lending-related financial instruments, such as commitments (including revolving credit facilities) and guarantees, to address the financing needs of its clients. The contractual amounts of these financial instruments represent the maximum possible credit risk should the clients draw down on these commitments or the Firm fulfill its obligations under these guarantees, and the clients subsequently fail to perform according to the terms of these contracts. Most of these commitments and guarantees are refinanced, extended, cancelled, or expire without being drawn upon or a default occurring. In the Firm’s view, the total contractual amount of these wholesale lending-related commitments is not representative of the Firm’s expected future credit exposure or funding requirements. For further information on wholesale lending-related commitments, refer to Note 22 .
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
The following table summarizes the net derivative receivables for the periods presented.

Derivative receivables
(in millions)	March 31, 2019	December 31, 2018
Total, net of cash collateral	50,333	54,213
Liquid securities and other cash collateral held against derivative receivables(a)	(13,976)	(15,322)
Total, net of collateral	$36,357	$38,891

(a)	Includes collateral related to derivative instruments where appropriate legal opinions have not been either sought or obtained with respect to master netting agreements.

The fair value of derivative receivables reported on the Consolidated balance sheets were $50.3 billion and $54.2 billion at March 31, 2019, and December 31, 2018, respectively. Derivative receivables represent the fair value of the derivative contracts after giving effect to legally enforceable master netting agreements and cash collateral held by the Firm. However, in management’s view, the appropriate measure of current credit risk should also take into consideration additional liquid securities (primarily U.S. government and agency securities and other group of seven nations (“G7”) government securities) and other cash collateral held by the Firm aggregating $14.0 billion and $15.3 billion at March 31, 2019, and December 31, 2018, respectively, that may be used as security when the fair value of the client’s exposure is in the Firm’s favor.
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

Ratings profile of derivative receivables
Rating equivalent	March 31, 2019		December 31, 2018
(in millions, except ratios)	Exposure net of all collateral	% of exposure net of all collateral	Exposure net of all collateral	% of exposure net of all collateral
AAA/Aaa to AA-/Aa3	$11,249	31%	$11,831	31%
A+/A1 to A-/A3	5,072	14	7,428	19
BBB+/Baa1 to BBB-/Baa3	13,368	37	12,536	32
BB+/Ba1 to B-/B3	5,994	16	6,373	16
CCC+/Caa1 and below	674	2	723	2
Total	$36,357	100%	$38,891	100%

As previously noted, the Firm uses collateral agreements to mitigate counterparty credit risk. The percentage of the Firm’s over-the-counter derivative contracts subject to collateral agreements — excluding foreign exchange spot trades, which are not typically covered by collateral agreements due to their short maturity and centrally cleared trades that are settled daily — was approximately 90% at both March 31, 2019, and December 31, 2018.
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
(in millions)	March 31, 2019	December 31, 2018
Credit derivatives used to manage:
Loans and lending-related commitments	$1,529	$1,272
Derivative receivables	12,961	11,410
Credit derivatives used in credit portfolio management activities	$14,490	$12,682

(a)	Amounts are presented net, considering the Firm’s net protection purchased or sold with respect to each underlying reference entity or index.
For further information on credit derivatives and derivatives used in credit portfolio management activities, refer to Credit derivatives in Note 4 of this Form 10-Q, and Note 5 of JPMorgan Chase’s 2018 Form 10-K.

ALLOWANCE FOR CREDIT LOSSES
The Firm’s allowance for credit losses covers the retained consumer and wholesale loan portfolios, as well as the Firm’s wholesale and certain consumer lending-related commitments.
For further information on the components of the allowance for credit losses and related management judgments, refer to Critical Accounting Estimates Used by the Firm on pages 64–66 and Note 12 of this Form 10-Q, and Critical Accounting Estimates Used by the Firm on pages 141-143 and Note 13 of JPMorgan Chase’s 2018 Form 10-K.
At least quarterly, the allowance for credit losses is reviewed by the CRO, the CFO and the Controller of the Firm. As of March 31, 2019, JPMorgan Chase deemed the allowance for credit losses to be appropriate and sufficient to absorb probable credit losses inherent in the portfolio.

The allowance for credit losses was relatively flat compared with December 31, 2018, with the increase in the wholesale allowance reflecting a net addition to the allowance of $135 million on select C&I client downgrades, partially offset by a decline in the consumer allowance as a result of write-offs of PCI loans.
For additional information on the consumer and wholesale credit portfolios, refer to Consumer Credit Portfolio on pages 43–47, Wholesale Credit Portfolio on pages 48–54 and Note 11.

Summary of changes in the allowance for credit losses
	2019				2018
Three months ended March 31,	Consumer, excluding credit card	Credit card	Wholesale	Total	Consumer, excluding credit card	Credit card	Wholesale	Total
(in millions, except ratios)
Allowance for loan losses
Beginning balance at January 1,	$4,146	$5,184	$4,115	$13,445	$4,579	$4,884	$4,141	$13,604
Gross charge-offs	246	1,344	52	1,642	284	1,291	65	1,640
Gross recoveries	(131)	(142)	(8)	(281)	(138)	(121)	(46)	(305)
Net charge-offs	115	1,202	44	1,361	146	1,170	19	1,335
Write-offs of PCI loans(a)	50	—	—	50	20	—	—	20
Provision for loan losses	114	1,202	176	1,492	146	1,170	(189)	1,127
Other	2	(1)	6	7	1	—	(2)	(1)
Ending balance at March 31,	$4,097	$5,183	$4,253	$13,533	$4,560	$4,884	$3,931	$13,375
Impairment methodology
Asset-specific(b)	$151	$461	$417	$1,029	$266	$393	$474	$1,133
Formula-based	2,208	4,722	3,836	10,766	2,089	4,491	3,457	10,037
PCI	1,738	—	—	1,738	2,205	—	—	2,205
Total allowance for loan losses	$4,097	$5,183	$4,253	$13,533	$4,560	$4,884	$3,931	$13,375
Allowance for lending-related commitments
Beginning balance at January 1,	$33	$—	$1,022	$1,055	$33	$—	$1,035	$1,068
Provision for lending-related commitments	—	—	3	3	—	—	38	38
Other	—	—	—	—	—	—	1	1
Ending balance at March 31,	$33	$—	$1,025	$1,058	$33	$—	$1,074	$1,107
Impairment methodology
Asset-specific	$—	$—	$114	$114	$—	$—	$167	$167
Formula-based	33	—	911	944	33	—	907	940
Total allowance for lending-related commitments(c)	$33	$—	$1,025	$1,058	$33	$—	$1,074	$1,107
Total allowance for credit losses	$4,130	$5,183	$5,278	$14,591	$4,593	$4,884	$5,005	$14,482
Memo:
Retained loans, end of period	$359,715	$150,515	$433,611	$943,841	$373,243	$140,348	$412,020	$925,611
Retained loans, average	370,777	151,120	434,660	956,557	372,739	142,830	404,859	920,428
PCI loans, end of period	23,207	—	—	23,207	29,505	—	3	29,508
Credit ratios
Allowance for loan losses to retained loans	1.14%	3.44%	0.98%	1.43%	1.22%	3.48%	0.95%	1.44%
Allowance for loan losses to retained nonaccrual loans(d)	121	NM	271	273	108	NM	247	230
Allowance for loan losses to retained nonaccrual loans excluding credit card	121	NM	271	168	108	NM	247	146
Net charge-off rates	0.13	3.23	0.04	0.58	0.16	3.32	0.02	0.59
Credit ratios, excluding residential real estate PCI loans
Allowance for loan losses to retained loans	0.70	3.44	0.98	1.28	0.69	3.48	0.95	1.25
Allowance for loan losses to retained nonaccrual loans(d)	70	NM	271	238	56	NM	247	192
Allowance for loan losses to retained nonaccrual loans excluding credit card	70	NM	271	133	56	NM	247	108
Net charge-off rates	0.13%	3.23%	0.04%	0.59%	0.17%	3.32%	0.02%	0.61%
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
Investment securities risk
Investment securities risk includes the exposure associated with a default in the payment of principal and interest. This risk is minimized given that Treasury and CIO substantially invest in high-quality securities. At March 31, 2019, the investment securities portfolio was $265.7 billion, and the average credit rating of the securities comprising the portfolio was AA+ (based upon external ratings where available and where not available, based primarily upon internal ratings that correspond to ratings as defined by S&P and Moody’s). For further information on the investment securities portfolio, refer to Corporate segment results on page 30 and Note 9. For further information on the market risk inherent in the portfolio, refer to Market Risk Management on pages 58–62. For further information on related liquidity risk, refer to Liquidity Risk on pages 37–41.

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
As of March 31, 2019 and December 31, 2018, the aggregate carrying values of the principal investment portfolios were $22.4 billion and $22.2 billion, respectively, which included tax-oriented investments (e.g., affordable housing and alternative energy investments) of $16.4 billion and $16.6 billion, respectively, and private equity, various debt and equity instruments, and real assets of $6.0 billion and $5.6 billion, respectively.
For a discussion of the Firm’s Investment Portfolio Risk Management governance and oversight, refer to page 123 of JPMorgan Chase’s 2018 Form 10-K.

MARKET RISK MANAGEMENT
Market risk is the risk associated with the effect of changes in market factors such as interest and foreign exchange rates, equity and commodity prices, credit spreads or implied volatilities, on the value of assets and liabilities held for both the short and long term. For discussion of the Firm’s Market Risk Management organization, market risk measurement, risk monitoring and control, and predominant business activities that give rise to market risk, refer to Market Risk Management on pages 124–131 of JPMorgan Chase’s 2018 Form 10-K.
Value-at-risk
JPMorgan Chase utilizes value-at-risk (“VaR”), a statistical risk measure, to estimate the potential loss from adverse market moves in the current market environment. The Firm has a single VaR framework used as a basis for calculating Risk Management VaR and Regulatory VaR.
The Firm’s Risk Management VaR is calculated assuming a one-day holding period and an expected tail-loss methodology which approximates a 95% confidence level. For risk management purposes, the Firm believes this methodology provides a daily measure of risk that is closely aligned to risk management decisions made by the lines of business and Corporate, and provides the appropriate information needed to respond to risk events. The Firm calculates separately a daily aggregated VaR in accordance with regulatory rules (“Regulatory VaR”), which is used to derive the Firm’s regulatory VaR-based capital requirements under Basel III.

The Firm’s VaR model calculations are periodically evaluated and enhanced in response to changes in the composition of the Firm’s portfolios, changes in market conditions, improvements in the Firm’s modeling techniques and measurements, and other factors. Such changes may affect historical comparisons of VaR results. For information regarding model reviews and approvals, refer to Estimations and Model Risk Management on page 140 of JPMorgan Chase’s 2018 Form 10-K.
For further information regarding VaR, including the inherent limitations, and the key differences between Risk Management VaR and Regulatory VaR, refer to page 126 of JPMorgan Chase’s 2018 Form 10-K. For additional information on Regulatory VaR and the other components of market risk regulatory capital for the Firm (e.g., VaR-based measure, stressed VaR-based measure and the respective backtesting), refer to JPMorgan Chase’s Basel III Pillar 3 Regulatory Capital Disclosures reports, which are available on the Firm’s website at:
(http://investor.shareholder.com/jpmorganchase/basel.cfm). For further information regarding nonstatistical market risk measures used by the Firm, refer to Other risk measures on pages 129-131 of JPMorgan Chase’s 2018 Form 10-K.

The table below shows the results of the Firm’s Risk Management VaR measure using a 95% confidence level.

Total VaR
	Three months ended
	March 31, 2019						December 31, 2018						March 31, 2018
(in millions)	Avg.		Min		Max		Avg.		Min		Max		Avg.		Min		Max
CIB trading VaR by risk type
Fixed income	$44		$38		$50		$37		$28		$46		$34		$30		$39
Foreign exchange	9		4		15		6		3		10		9		6		15
Equities	16		13		22		20		16		26		17		15		22
Commodities and other	10		9		12		11		9		13		5		4		6
Diversification benefit to CIB trading VaR	(32)	(a)	NM	(b)	NM	(b)	(25)	(a)	NM	(b)	NM	(b)	(25)	(a)	NM	(b)	NM	(b)
CIB trading VaR	47		36	(b)	61	(b)	49		32	(b)	58	(b)	40		35	(b)	49	(b)
Credit portfolio VaR	5		4		6		4		3		4		3		3		4
Diversification benefit to CIB VaR	(4)	(a)	NM	(b)	NM	(b)	(4)	(a)	NM	(b)	NM	(b)	(3)	(a)	NM	(b)	NM	(b)
CIB VaR	48		37	(b)	63	(b)	49		32	(b)	59	(b)	40		35	(b)	51	(b)

CCB VaR	2		1		3		1		—		2		1		1		2
Corporate VaR	10		9		12		11		9		13		12		10		14
Diversification benefit to other VaR	(2)	(a)	NM	(b)	NM	(b)	(1)	(a)	NM	(b)	NM	(b)	(1)	(a)	NM	(b)	NM	(b)
Other VaR	10		9	(b)	11	(b)	11		9	(b)	13	(b)	12		10	(b)	14	(b)
Diversification benefit to CIB and other VaR	(6)	(a)	NM	(b)	NM	(b)	(9)	(a)	NM	(b)	NM	(b)	(9)	(a)	NM	(b)	NM	(b)
Total VaR	$52		$40	(b)	$65	(b)	$51		$34	(b)	$62	(b)	$43		$37	(b)	$53	(b)

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

Quarter over quarter results
Average total VaR was relatively flat for the three months ended March 31, 2019 as compared with the prior quarter. This reflects changes in the risk profile for Fixed Income and Foreign Exchange risk types, offset by reductions in Equities risk type.

Year over year results
Average total VaR increased by $9 million for the three months ended March 31, 2019, compared with the same period in the prior year. The increase in average total VaR is primarily due to increased volatility and changes in the risk profile for Fixed Income and Commodities risk types.
VaR can vary significantly as positions change, market volatility fluctuates, and diversification benefits change.

VaR back-testing
The Firm evaluates the effectiveness of its VaR methodology by back-testing, which compares the daily Risk Management VaR results with the daily gains and losses actually recognized on market-risk related revenue.
The Firm’s definition of market risk-related gains and losses is consistent with the definition used by the banking regulators under Basel III. Under this definition market risk-related gains and losses are defined as: gains and losses on the positions included in the Firm’s Risk Management VaR excluding fees, commissions, certain valuation adjustments, net interest income, and gains and losses arising from intraday trading.
The following chart compares actual daily market risk-related gains and losses with the Firm’s Risk Management VaR for the three months ended March 31, 2019. As the chart presents market risk-related gains and losses related to those positions included in the Firm’s Risk Management VaR, the results in the table below differ from the results of back-testing disclosed in the Market Risk section of the Firm’s Basel III Pillar 3 Regulatory Capital Disclosures reports, which are based on Regulatory VaR applied to CIB’s covered positions. The chart shows that for the three months ended March 31, 2019, the Firm observed one VaR back-testing exception and posted market risk-related gains on 45 of the 63 days.
Daily Market Risk-Related Gains and Losses
vs. Risk Management VaR (1-day, 95% Confidence level)
Three months ended March 31, 2019

Market Risk-Related Gains and Losses

Risk Management VaR

January	February	March

Earnings-at-risk
The VaR and sensitivity measures illustrate the economic sensitivity of the Firm’s Consolidated balance sheets to changes in market variables.
The effect of interest rate exposure on the Firm’s reported net income is also important as interest rate risk represents one of the Firm’s significant market risks. Interest rate risk arises not only from trading activities but also from the Firm’s traditional banking activities, which include extension of loans and credit facilities, taking deposits and issuing debt as well as from the investment securities portfolio. The Firm evaluates its structural interest rate risk exposure through earnings-at-risk, which measures the extent to which changes in interest rates will affect the Firm’s net interest income and interest rate-sensitive fees. For a summary by line of business and Corporate, identifying positions included in earnings-at-risk, refer to the table on page 125 of JPMorgan Chase’s 2018 Form 10-K.
The Firm generates a baseline for net interest income and certain interest rate-sensitive fees, and then conducts simulations of changes for interest rate-sensitive assets and liabilities denominated in U.S. dollars and other currencies (“non-U.S. dollar” currencies). This simulation primarily includes retained loans, deposits, deposits with banks, investment securities, long term debt and any related interest rate hedges, and excludes other positions in risk management VaR and other sensitivity-based measures as described on page 125 of JPMorgan Chase’s 2018 Form 10-K.
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

The Firm’s U.S. dollar sensitivities are presented in the table below.

(in billions)	March 31, 2019	December 31, 2018
Parallel shift:
+100 bps shift in rates	$1.2	$0.9
-100 bps shift in rates	(2.5)	(2.1)
Steeper yield curve:
+100 bps shift in long-term rates	0.7	0.5
-100 bps shift in short-term rates	(1.3)	(1.2)
Flatter yield curve:
+100 bps shift in short-term rates	0.5	0.4
-100 bps shift in long-term rates	(1.2)	(0.9)
The Firm’s sensitivity to rates is largely a result of assets repricing at a faster pace than deposits.
The Firm’s net U.S. dollar sensitivities as of March 31, 2019 increased when compared to December 31, 2018 primarily as a result of updating the Firm’s baseline to reflect lower interest rates.
The Firm’s non-U.S. dollar sensitivities are presented in the table below.

(in billions)	March 31, 2019	December 31, 2018
Parallel shift:
+100 bps shift in rates	$0.6	$0.5
Flatter yield curve:
+100 bps shift in short-term rates	0.6	0.5
The results of the non-U.S. dollar interest rate scenario involving a steeper yield curve with long-term rates rising by 100 basis points and short-term rates staying at current levels were not material to the Firm’s earnings-at-risk at March 31, 2019 and December 31, 2018.

Other sensitivity-based measures
The Firm quantifies the market risk of certain investment and funding activities by assessing the potential impact on net revenue and OCI due to changes in relevant market variables. For additional information on the positions captured in other sensitivity-based measures, refer to the table Predominant business activities that give rise to market risk on page 125 of JPMorgan Chase’s 2018 Form 10-K.
The table below represents the potential impact to net revenue or OCI for market risk-sensitive instruments that are not included in VaR or earnings-at-risk. Where appropriate, instruments used for hedging purposes are reported along with the positions being hedged. The sensitivities disclosed in the table below may not be representative of the actual gain or loss that would have been realized at March 31, 2019 and December 31, 2018, as the movement in market parameters across maturities may vary and are not intended to imply management’s expectation of future deterioration in these sensitivities.

Gain/(loss) (in millions)			March 31, 2019	December 31, 2018
Activity	Description	Sensitivity measure

Investment activities(a)
Investment management activities	Consists of seed capital and related hedges; and fund co-investments	10% decline in market value	$(112)	$(102)
Other investments	Consists of privately held equity and other investments held at fair value	10% decline in market value	(221)	(218)

Funding activities
Non-USD LTD cross-currency basis	Represents the basis risk on derivatives used to hedge the foreign exchange risk on the non-USD LTD(b)	1 basis point parallel tightening of cross currency basis	(14)	(13)
Non-USD LTD hedges foreign currency (“FX”) exposure	Primarily represents the foreign exchange revaluation on the fair value of the derivative hedges(b)	10% depreciation of currency	17	17
Derivatives – funding spread risk	Impact of changes in the spread related to derivatives FVA	1 basis point parallel increase in spread	(4)	(4)
Fair value option elected liabilities – funding spread risk	Impact of changes in the spread related to fair value option elected liabilities DVA(b)	1 basis point parallel increase in spread	28	30
Fair value option elected liabilities – interest rate sensitivity	Interest rate sensitivity on fair value option liabilities resulting from a change in the Firm’s own credit spread(b)	1 basis point parallel increase in spread	—	1

(a)	Excludes equity securities without readily determinable fair values that are measured under the measurement alternative. Refer to Note 2 for additional information.

(b)	Impact recognized through OCI.

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
For a further discussion of the Firm’s country risk management, refer to pages 132–133 of JPMorgan Chase’s 2018 Form 10-K.

The following table presents the Firm’s top 20 exposures by country (excluding the U.S.) as of March 31, 2019 and their comparative exposures as of December 31, 2018. The selection of countries represents the Firm’s largest total exposures by country, based on the Firm’s internal country risk management approach, and does not represent the Firm’s view of any actual or potentially adverse credit conditions. Country exposures may fluctuate from period to period due to client activity and market flows.

Top 20 country exposures (excluding the U.S.)(a)
(in billions)	March 31, 2019				December 31, 2018(f)
	Lending and deposits(b)	Trading and investing(c)(d)	Other(e)	Total exposure	Total exposure
Germany	$59.4	$11.2	$0.2	$70.8	$62.1
United Kingdom	31.8	10.2	1.4	43.4	40.7
Japan	29.7	6.0	0.3	36.0	29.1
China	9.8	7.5	2.5	19.8	19.3
Switzerland	10.1	0.5	5.6	16.2	12.8
Canada	12.1	3.1	—	15.2	14.3
India	6.2	4.8	2.0	13.0	11.8
Luxembourg	11.2	0.5	—	11.7	11.0
Australia	6.9	4.1	—	11.0	13.0
Brazil	5.0	5.6	—	10.6	7.3
France	9.5	(0.1)	0.9	10.3	17.9
Netherlands	5.4	1.2	2.5	9.1	5.8
Italy	2.5	4.1	0.1	6.7	6.4
Singapore	3.9	1.3	1.3	6.5	6.8
South Korea	4.2	2.0	0.3	6.5	7.6
Spain	3.6	2.3	—	5.9	5.1
Saudi Arabia	4.8	0.4	—	5.2	5.3
Mexico	4.3	0.5	—	4.8	5.5
Belgium	3.5	1.0	—	4.5	2.3
Hong Kong	2.1	1.2	0.8	4.1	5.4

(a)	Country exposures presented in the table reflect 87% of total firmwide non-U.S. exposure, where exposure is attributed to a specific country, at both March 31, 2019, and December 31, 2018.

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

(f)
The country rankings presented in the table as of December 31, 2018, are based on the country rankings of the corresponding exposures at March 31, 2019, not actual rankings of such exposures at December 31, 2018.

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
The allowance for credit losses includes a formula-based component, an asset-specific component, and a component related to PCI loans. The determination of each of these components involves significant judgment on a number of matters. For further information on these components, areas of judgment and methodologies used in establishing the Firm’s allowance for credit losses, refer to pages 120–122, page 141 and Note 13 of JPMorgan Chase’s 2018 Form 10-K; and refer to Allowance for credit losses on pages 55–56 and Note 12 of this Form 10-Q.
As noted in the discussion on page 141 of JPMorgan Chase’s 2018 Form 10-K, the Firm’s allowance for credit losses is sensitive to numerous factors, which may differ depending on the portfolio. Changes in economic conditions or in the Firm’s assumptions and estimates could affect its estimate of probable credit losses inherent in the portfolio at the balance sheet date. The Firm uses its best judgment to assess these economic conditions and loss data in estimating the allowance for credit losses and these estimates are subject to periodic refinement based on changes to underlying external or Firm-specific historical data. Refer to Note 12 of this Form 10-Q for further discussion.
To illustrate the potential magnitude of certain alternate judgments, the Firm estimates that changes in the following inputs would have the following effects on the Firm’s modeled credit loss estimates as of March 31, 2019, without consideration of any offsetting or correlated effects of other inputs in the Firm’s allowance for loan losses:

•	A combined 5% decline in housing prices and a 100 basis point increase in unemployment rates from expectations could imply:

◦	an increase to modeled credit loss estimates of approximately $225 million for PCI loans.

◦	an increase to modeled annual credit loss estimates of approximately $50 million for residential real estate loans, excluding PCI loans.

•	For credit card loans, a 100 basis point increase in unemployment rates from expectations could imply an increase to modeled annual credit loss estimates of approximately $800 million.

•
An increase in probability of default (“PD”) factors consistent with a one-notch downgrade in the Firm’s internal risk ratings for its entire wholesale loan portfolio could imply an increase in the Firm’s modeled credit loss estimates of approximately $1.7 billion.

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

March 31, 2019 (in billions, except ratios)	Total assets at fair value	Total level 3 assets
Trading–debt and equity instruments	$483.0	$4.2
Derivative receivables(a)	50.3	5.9
Trading assets	533.3	10.1
AFS securities	236.5	—
Loans	3.7	0.1
MSRs	6.0	6.0
Other	29.2	0.9
Total assets measured at fair value on a recurring basis	$808.7	$17.1
Total assets measured at fair value on a nonrecurring basis	1.0	0.5
Total assets measured at fair value	$809.7	$17.6
Total Firm assets	$2,737.2
Level 3 assets as a percentage of total Firm assets(a)		0.6%
Level 3 assets as a percentage of total Firm assets at fair value(a)		2.2%

(a)
For purposes of the table above, the derivative receivables total reflects the impact of netting adjustments; however, the $5.9 billion of derivative receivables classified as level 3 does not reflect the netting adjustment as such netting is not relevant to a presentation based on the transparency of inputs to the valuation of an asset. The level 3 balances would be reduced if netting were applied, including the netting benefit associated with cash collateral.

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
Goodwill impairment
Management applies significant judgment when testing goodwill for impairment. The goodwill associated with each business combination is allocated to the related reporting units for goodwill impairment testing. For a description of the significant valuation judgments associated with goodwill impairment, refer to Goodwill impairment on page 142 of JPMorgan Chase’s 2018 Form 10-K.
For the three months ended March 31, 2019, the Firm reviewed current economic conditions, estimated market cost of equity, as well as actual and projections of business performance for all its businesses. Based upon such reviews, the Firm concluded that the goodwill allocated to its reporting units was not impaired as of March 31, 2019.
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

Credit card rewards liability
JPMorgan Chase offers credit cards with various rewards programs which allow cardholders to earn rewards points based on their account activity and the terms and conditions of the rewards program. Generally, there are no limits on the points that an eligible cardholder can earn, nor do the points expire, and the points can be redeemed for a variety of rewards, including cash (predominantly in the form of account credits), gift cards and travel. The Firm maintains a rewards liability which represents the estimated cost of rewards points earned and expected to be redeemed by cardholders. The rewards liability is sensitive to various assumptions, including cost per point and redemption rates for each of the various rewards programs, which are evaluated periodically. The liability is accrued as the cardholder earns the benefit and is reduced when the cardholder redeems points. This liability was $5.8 billion at both March 31, 2019 and December 31, 2018, and is recorded in accounts payable and other liabilities on the Consolidated balance sheets.
Income taxes
For a description of the significant assumptions, judgments and interpretations associated with the accounting for income taxes, refer to Income taxes on page 143 of JPMorgan Chase’s 2018 Form 10-K.
Litigation reserves
For a description of the significant estimates and judgments associated with establishing litigation reserves, refer to Note 24 of this Form 10-Q, and Note 29 of JPMorgan Chase’s 2018 Form 10-K.

ACCOUNTING AND REPORTING DEVELOPMENTS

Financial Accounting Standards Board (“FASB”) Standards Adopted January 1, 2019

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

• Adopted January 1, 2019.
•
The Firm elected the available practical expedient to not reassess whether existing contracts contain a lease or whether classification or unamortized initial lease costs would be different under the new lease guidance. The Firm elected the modified retrospective transition method, through a cumulative-effect adjustment to retained earnings without revising prior periods.
 • For further information, refer to Note 16.

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
 • Requires inclusion of expected recoveries, limited to the cumulative amount of prior write-offs, when estimating the allowance for credit losses for in scope financial assets (including collateral dependent assets).
 • Amends existing impairment guidance for AFS securities to incorporate an allowance, which will allow for reversals of credit impairments in the event that the credit of an issuer improves.
 • Requires a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption.

 • Required effective date: January 1, 2020.(a)
 • The Firm has established a Firmwide, cross-discipline governance structure, which provides implementation oversight. The Firm continues to test and refine its current expected credit loss models that satisfy the requirements of the new standard. Oversight and testing, as well as efforts to meet expanded disclosure requirements, will extend through the remainder of 2019.
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
Item 1A: Risk Factors in JPMorgan Chase’s 2018 Form 10-K.
Any forward-looking statements made by or on behalf of the Firm speak only as of the date they are made, and JPMorgan Chase does not undertake to update any forward-looking statements. The reader should, however, consult any further disclosures of a forward-looking nature the Firm may make in any subsequent Form 10-Ks, Form 10-Qs, or Current Reports on Form 8-K.

JPMorgan Chase & Co.
Consolidated statements of income (unaudited)

	Three months ended March 31,
(in millions, except per share data)	2019	2018
Revenue
Investment banking fees	$1,840	$1,736
Principal transactions	4,076	3,952
Lending- and deposit-related fees	1,482	1,477
Asset management, administration and commissions	4,114	4,309
Investment securities gains/(losses)	13	(245)
Mortgage fees and related income	396	465
Card income	1,274	1,275
Other income	1,475	1,626
Noninterest revenue	14,670	14,595
Interest income	21,894	17,695
Interest expense	7,441	4,383
Net interest income	14,453	13,312
Total net revenue	29,123	27,907

Provision for credit losses	1,495	1,165

Noninterest expense
Compensation expense	8,937	8,862
Occupancy expense	1,068	888
Technology, communications and equipment expense	2,364	2,054
Professional and outside services	2,039	2,121
Marketing	879	800
Other expense	1,108	1,355
Total noninterest expense	16,395	16,080
Income before income tax expense	11,233	10,662
Income tax expense	2,054	1,950
Net income	$9,179	$8,712
Net income applicable to common stockholders	$8,753	$8,238
Net income per common share data
Basic earnings per share	$2.65	$2.38
Diluted earnings per share	2.65	2.37

Weighted-average basic shares	3,298.0	3,458.3
Weighted-average diluted shares	3,308.2	3,479.5
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of comprehensive income (unaudited)

	Three months ended March 31,
(in millions)	2019	2018
Net income	$9,179	$8,712
Other comprehensive income/(loss), after–tax
Unrealized gains/(losses) on investment securities	1,414	(1,234)
Translation adjustments, net of hedges	(24)	27
Fair value hedges	2	(40)
Cash flow hedges	138	(73)
Defined benefit pension and OPEB plans	36	21
DVA on fair value option elected liabilities	(617)	267
Total other comprehensive income/(loss), after–tax	949	(1,032)
Comprehensive income	$10,128	$7,680

The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated balance sheets (unaudited)

(in millions, except share data)	Mar 31, 2019	Dec 31, 2018
Assets
Cash and due from banks	$21,946	$22,324
Deposits with banks	280,658	256,469
Federal funds sold and securities purchased under resale agreements (included $13,969 and $13,235 at fair value)	299,140	321,588
Securities borrowed (included $5,642 and $5,105 at fair value)	123,186	111,995
Trading assets (included assets pledged of $153,313 and $89,073)	533,402	413,714
Investment securities (included $236,516 and $230,394 at fair value and assets pledged of $10,516 and $11,432)	267,365	261,828
Loans (included $3,719 and $3,151 at fair value)	956,245	984,554
Allowance for loan losses	(13,533)	(13,445)
Loans, net of allowance for loan losses	942,712	971,109
Accrued interest and accounts receivable	72,240	73,200
Premises and equipment	24,160	14,934
Goodwill, MSRs and other intangible assets	54,168	54,349
Other assets (included $10,277 and $9,630 at fair value and assets pledged of $3,090 and $3,457)	118,211	121,022
Total assets(a)	$2,737,188	$2,622,532
Liabilities
Deposits (included $31,804 and $23,217 at fair value)	$1,493,441	$1,470,666
Federal funds purchased and securities loaned or sold under repurchase agreements (included $971 and $935 at fair value)	222,677	182,320
Short-term borrowings (included $7,198 and $7,130 at fair value)	71,305	69,276
Trading liabilities	156,907	144,773
Accounts payable and other liabilities (included $3,277 and $3,269 at fair value)	216,173	196,710
Beneficial interests issued by consolidated VIEs (included $13 and $28 at fair value)	25,955	20,241
Long-term debt (included $61,241 and $54,886 at fair value)	290,893	282,031
Total liabilities(a)	2,477,351	2,366,017
Commitments and contingencies (refer to Notes 22, 23 and 24)
Stockholders’ equity
Preferred stock ($1 par value; authorized 200,000,000 shares; issued 2,699,250 and 2,606,750 shares)	26,993	26,068
Common stock ($1 par value; authorized 9,000,000,000 shares; issued 4,104,933,895 shares)	4,105	4,105
Additional paid-in capital	88,170	89,162
Retained earnings	205,437	199,202
Accumulated other comprehensive loss	(558)	(1,507)
Shares held in restricted stock units (“RSU”) Trust, at cost (472,953 shares)	(21)	(21)
Treasury stock, at cost (860,960,924 and 829,167,674 shares)	(64,289)	(60,494)
Total stockholders’ equity	259,837	256,515
Total liabilities and stockholders’ equity	$2,737,188	$2,622,532

(a)
The following table presents information on assets and liabilities related to VIEs that are consolidated by the Firm at March 31, 2019, and December 31, 2018. The assets of the consolidated VIEs are used to settle the liabilities of those entities. The holders of the beneficial interests generally do not have recourse to the general credit of JPMorgan Chase. The assets and liabilities in the table below include third-party assets and liabilities of consolidated VIEs and exclude intercompany balances that eliminate in consolidation. For a further discussion, refer to Note 13.

(in millions)	Mar 31, 2019	Dec 31, 2018
Assets
Trading assets	$1,605	$1,966
Loans	55,460	59,456
All other assets	1,058	1,013
Total assets	$58,123	$62,435
Liabilities
Beneficial interests issued by consolidated VIEs	$25,955	$20,241
All other liabilities	302	312
Total liabilities	$26,257	$20,553
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of changes in stockholders’ equity (unaudited)

	Three months ended March 31,
(in millions, except per share data)	2019	2018
Preferred stock
Balance at January 1	$26,068	$26,068
Issuance	1,850	—
Redemption	(925)	—
Balance at March 31	$26,993	$26,068

Common stock
Balance at January 1 and March 31	4,105	4,105

Additional paid-in capital
Balance at January 1	89,162	90,579
Shares issued and commitments to issue common stock for employee shared-based compensation awards, and related tax effects	(949)	(1,307)
Other	(43)	(61)
Balance at March 31	88,170	89,211

Retained earnings
Balance at January 1	199,202	177,676
Cumulative effect of changes in accounting principles	62	(183)
Net income	9,179	8,712
Dividends declared:
Preferred stock	(374)	(409)
Common stock ($0.80 and $0.56 per share)	(2,632)	(1,941)
Balance at March 31	205,437	183,855

Accumulated other comprehensive income/(loss)
Balance at January 1	(1,507)	(119)
Cumulative effect of changes in accounting principles	—	88
Other comprehensive income/(loss), after-tax	949	(1,032)
Balance at March 31	(558)	(1,063)

Shares held in RSU Trust, at cost
Balance at January 1 and March 31	(21)	(21)

Treasury stock, at cost
Balance at January 1	(60,494)	(42,595)
Repurchase	(5,091)	(4,671)
Reissuance	1,296	1,312
Balance at March 31	(64,289)	(45,954)

Total stockholders’ equity	$259,837	$256,201

The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of cash flows (unaudited)

	Three months ended March 31,
(in millions)	2019	2018
Operating activities
Net income	$9,179	$8,712
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	1,495	1,165
Depreciation and amortization	2,038	1,797
Deferred tax (benefit)/expense	233	(175)
Other	640	951
Originations and purchases of loans held-for-sale	(15,611)	(20,010)
Proceeds from sales, securitizations and paydowns of loans held-for-sale	23,528	18,300
Net change in:
Trading assets	(123,064)	(37,231)
Securities borrowed	(11,154)	(11,047)
Accrued interest and accounts receivable	869	(5,009)
Other assets	2,292	(3,929)
Trading liabilities	13,353	11,855
Accounts payable and other liabilities	10,705	(90)
Other operating adjustments	4,617	(398)
Net cash (used in) operating activities	(80,880)	(35,109)
Investing activities
Net change in:
Federal funds sold and securities purchased under resale agreements	22,459	(49,179)
Held-to-maturity securities:
Proceeds from paydowns and maturities	570	698
Purchases	—	(4,686)
Available-for-sale securities:
Proceeds from paydowns and maturities	7,613	10,785
Proceeds from sales	22,289	16,697
Purchases	(33,244)	(14,680)
Proceeds from sales and securitizations of loans held-for-investment	14,584	4,219
Other changes in loans, net	3,799	(8,226)
All other investing activities, net	(1,769)	(649)
Net cash provided by/(used in) investing activities	36,301	(45,021)
Financing activities
Net change in:
Deposits	26,799	49,429
Federal funds purchased and securities loaned or sold under repurchase agreements	40,352	20,185
Short-term borrowings	1,455	11,029
Beneficial interests issued by consolidated VIEs	5,671	(93)
Proceeds from long-term borrowings	15,560	19,916
Payments of long-term borrowings	(12,425)	(31,887)
Proceeds from issuance of preferred stock	1,850	—
Redemption of preferred stock	(925)	—
Treasury stock repurchased	(5,091)	(4,671)
Dividends paid	(3,033)	(2,236)
All other financing activities, net	(778)	(1,083)
Net cash provided by financing activities	69,435	60,589
Effect of exchange rate changes on cash and due from banks and deposits with banks	(1,045)	3,049
Net increase/(decrease) in cash and due from banks and deposits with banks	23,811	(16,492)
Cash and due from banks and deposits with banks at the beginning of the period	278,793	431,304
Cash and due from banks and deposits with banks at the end of the period	$302,604	$414,812
Cash interest paid	$7,336	$4,431
Cash income taxes paid, net	534	429

The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

Refer to the Glossary of Terms and Acronyms on pages 151–155 for definitions of terms and acronyms used throughout the Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Note 1 – Basis of presentation
JPMorgan Chase & Co. (“JPMorgan Chase” or “the Firm”), a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the U.S., with operations worldwide. The Firm is a leader in investment banking, financial services for consumers and small businesses, commercial banking, financial transaction processing and asset management. For a further discussion of the Firm’s business segments, refer to Note 25.
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
These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, and related notes thereto, included in JPMorgan Chase’s 2018 Form 10-K.
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
For a further description of JPMorgan Chase’s accounting policies regarding consolidation, refer to Notes 1 and 14 of JPMorgan Chase’s 2018 Form 10-K.
Offsetting assets and liabilities
U.S. GAAP permits entities to present derivative receivables and derivative payables with the same counterparty and the related cash collateral receivables and payables on a net basis on the Consolidated balance sheets when a legally enforceable master netting agreement exists. U.S. GAAP also permits securities financing activities to be presented on a net basis when specified conditions are met, including the existence of a legally enforceable master netting agreement. The Firm has elected to net such balances when the specified conditions are met. For further information on offsetting assets and liabilities, refer to Note 1 of JPMorgan Chase’s 2018 Form 10-K.
Note 2 – Fair value measurement
For a discussion of the Firm’s valuation methodologies for assets, liabilities and lending-related commitments measured at fair value and the fair value hierarchy, refer to Note 2 of JPMorgan Chase’s 2018 Form 10-K.

The following table presents the assets and liabilities reported at fair value as of March 31, 2019, and December 31, 2018, by major product category and fair value hierarchy.

Assets and liabilities measured at fair value on a recurring basis
	Fair value hierarchy			Derivative netting adjustments(f)

March 31, 2019 (in millions)	Level 1	Level 2	Level 3		Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$13,969	$—	$—	$13,969
Securities borrowed	—	5,642	—	—	5,642
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies(a)	—	96,098	412	—	96,510
Residential – nonagency	—	2,119	85	—	2,204
Commercial – nonagency	—	1,873	17	—	1,890
Total mortgage-backed securities	—	100,090	514	—	100,604
U.S. Treasury and government agencies(a)	92,642	10,071	—	—	102,713
Obligations of U.S. states and municipalities	—	6,200	623	—	6,823
Certificates of deposit, bankers’ acceptances and commercial paper	—	3,029	—	—	3,029
Non-U.S. government debt securities	39,316	32,546	170	—	72,032
Corporate debt securities	—	21,875	568	—	22,443
Loans(b)	—	42,671	1,741	—	44,412
Asset-backed securities	—	2,495	119	—	2,614
Total debt instruments	131,958	218,977	3,735	—	354,670
Equity securities	107,042	337	202	—	107,581
Physical commodities(c)	4,665	2,480	—	—	7,145
Other	—	13,323	304	—	13,627
Total debt and equity instruments(d)	243,665	235,117	4,241	—	483,023
Derivative receivables:
Interest rate	1,799	289,034	1,434	(269,509)	22,758
Credit	—	15,140	780	(15,196)	724
Foreign exchange	595	148,848	552	(138,124)	11,871
Equity	—	40,286	2,978	(33,942)	9,322
Commodity	—	14,839	190	(9,371)	5,658
Total derivative receivables	2,394	508,147	5,934	(466,142)	50,333
Total trading assets(e)	246,059	743,264	10,175	(466,142)	533,356
Available-for-sale securities:
Mortgage-backed securities:
U.S. government agencies(a)	—	74,923	—	—	74,923
Residential – nonagency	—	10,113	—	—	10,113
Commercial – nonagency	—	6,687	—	—	6,687
Total mortgage-backed securities	—	91,723	—	—	91,723
U.S. Treasury and government agencies	58,764	—	—	—	58,764
Obligations of U.S. states and municipalities	—	34,487	—	—	34,487
Certificates of deposit	—	75	—	—	75
Non-U.S. government debt securities	14,321	7,714	—	—	22,035
Corporate debt securities	—	1,792	—	—	1,792
Asset-backed securities:
Collateralized loan obligations	—	20,929	—	—	20,929
Other	—	6,711	—	—	6,711
Total available-for-sale securities	73,085	163,431	—	—	236,516
Loans	—	3,596	123	—	3,719
Mortgage servicing rights	—	—	5,957	—	5,957
Other assets(e)	8,663	83	841	—	9,587
Total assets measured at fair value on a recurring basis	$327,807	$929,985	$17,096	$(466,142)	$808,746
Deposits	$—	$27,276	$4,528	$—	$31,804
Federal funds purchased and securities loaned or sold under repurchase agreements	—	971	—	—	971
Short-term borrowings	—	5,696	1,502	—	7,198
Trading liabilities:
Debt and equity instruments(d)	95,128	22,724	52	—	117,904
Derivative payables:
Interest rate	2,507	258,282	1,581	(254,648)	7,722
Credit	—	16,144	895	(15,056)	1,983
Foreign exchange	550	146,574	908	(136,634)	11,398
Equity	—	40,601	5,044	(34,616)	11,029
Commodity	—	16,278	855	(10,262)	6,871
Total derivative payables	3,057	477,879	9,283	(451,216)	39,003
Total trading liabilities	98,185	500,603	9,335	(451,216)	156,907
Accounts payable and other liabilities	3,186	76	15	—	3,277
Beneficial interests issued by consolidated VIEs	—	13	—	—	13
Long-term debt	—	39,586	21,655	—	61,241
Total liabilities measured at fair value on a recurring basis	$101,371	$574,221	$37,035	$(451,216)	$261,411

	Fair value hierarchy			Derivative netting adjustments(f)

December 31, 2018 (in millions)	Level 1	Level 2	Level 3		Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$13,235	$—	$—	$13,235
Securities borrowed	—	5,105	—	—	5,105
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies(a)	—	76,249	549	—	76,798
Residential – nonagency	—	1,798	64	—	1,862
Commercial – nonagency	—	1,501	11	—	1,512
Total mortgage-backed securities	—	79,548	624	—	80,172
U.S. Treasury and government agencies(a)	51,477	7,702	—	—	59,179
Obligations of U.S. states and municipalities	—	7,121	689	—	7,810
Certificates of deposit, bankers’ acceptances and commercial paper	—	1,214	—	—	1,214
Non-U.S. government debt securities	27,878	27,056	155	—	55,089
Corporate debt securities	—	18,655	334	—	18,989
Loans(b)	—	40,047	1,706	—	41,753
Asset-backed securities	—	2,756	127	—	2,883
Total debt instruments	79,355	184,099	3,635	—	267,089
Equity securities	71,119	482	232	—	71,833
Physical commodities(c)	5,182	1,855	—	—	7,037
Other	—	13,192	301	—	13,493
Total debt and equity instruments(d)	155,656	199,628	4,168	—	359,452
Derivative receivables:
Interest rate	682	266,380	1,642	(245,490)	23,214
Credit	—	19,235	860	(19,483)	612
Foreign exchange	771	166,238	676	(154,235)	13,450
Equity	—	46,777	2,508	(39,339)	9,946
Commodity	—	20,339	131	(13,479)	6,991
Total derivative receivables	1,453	518,969	5,817	(472,026)	54,213
Total trading assets(e)	157,109	718,597	9,985	(472,026)	413,665
Available-for-sale securities:
Mortgage-backed securities:
U.S. government agencies(a)	—	68,646	—	—	68,646
Residential – nonagency	—	8,519	1	—	8,520
Commercial – nonagency	—	6,654	—	—	6,654
Total mortgage-backed securities	—	83,819	1	—	83,820
U.S. Treasury and government agencies	56,059	—	—	—	56,059
Obligations of U.S. states and municipalities	—	37,723	—	—	37,723
Certificates of deposit	—	75	—	—	75
Non-U.S. government debt securities	15,313	8,789	—	—	24,102
Corporate debt securities	—	1,918	—	—	1,918
Asset-backed securities:
Collateralized loan obligations	—	19,437	—	—	19,437
Other	—	7,260	—	—	7,260
Total available-for-sale securities	71,372	159,021	1	—	230,394
Loans	—	3,029	122	—	3,151
Mortgage servicing rights	—	—	6,130	—	6,130
Other assets(e)	7,810	195	927	—	8,932
Total assets measured at fair value on a recurring basis	$236,291	$899,182	$17,165	$(472,026)	$680,612
Deposits	$—	$19,048	$4,169	$—	$23,217
Federal funds purchased and securities loaned or sold under repurchase agreements	—	935	—	—	935
Short-term borrowings	—	5,607	1,523	—	7,130
Trading liabilities:
Debt and equity instruments(d)	80,199	22,755	50	—	103,004
Derivative payables:
Interest rate	1,526	239,576	1,680	(234,998)	7,784
Credit	—	19,309	967	(18,609)	1,667
Foreign exchange	695	163,549	973	(152,432)	12,785
Equity	—	46,462	4,733	(41,034)	10,161
Commodity	—	21,158	1,260	(13,046)	9,372
Total derivative payables	2,221	490,054	9,613	(460,119)	41,769
Total trading liabilities	82,420	512,809	9,663	(460,119)	144,773
Accounts payable and other liabilities	3,063	196	10	—	3,269
Beneficial interests issued by consolidated VIEs	—	27	1	—	28
Long-term debt	—	35,468	19,418	—	54,886
Total liabilities measured at fair value on a recurring basis	$85,483	$574,090	$34,784	$(460,119)	$234,238

(a)	At March 31, 2019, and December 31, 2018, included total U.S. government-sponsored enterprise obligations of $128.0 billion and $92.3 billion, respectively, which were predominantly mortgage-related.

(b)
At March 31, 2019, and December 31, 2018, included within trading loans were $15.2 billion and $13.2 billion, respectively, of residential first-lien mortgages, and $2.7 billion and $2.3 billion, respectively, of commercial first-lien mortgages. Residential mortgage loans include conforming mortgage loans originated with the intent to sell to U.S. government agencies of $8.1 billion and $7.6 billion, respectively.

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

(e)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient are not required to be classified in the fair value hierarchy. At March 31, 2019, and December 31, 2018, the fair values of these investments, which include certain hedge funds, private equity funds, real estate and other funds, were $736 million and $747 million, respectively. Included in these balances at March 31, 2019, and December 31, 2018, were trading assets of $46 million and $49 million, respectively, and other assets of $690 million and $698 million, respectively.

(f)
As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists. The level 3 balances would be reduced if netting were applied, including the netting benefit associated with cash collateral.

Level 3 valuations
For further information on the Firm’s valuation process and a detailed discussion of the determination of fair value for individual financial instruments, refer to Note 2 of JPMorgan Chase’s 2018 Form 10-K.
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
For the Firm’s derivatives and structured notes positions classified within level 3 at March 31, 2019, interest rate correlation inputs used in estimating fair value were concentrated towards the upper end of the range; equity correlation, equity-FX, and equity-IR correlation inputs were concentrated in the middle of the range; commodity correlation inputs were concentrated in the middle of the range; credit correlation inputs were concentrated towards the lower end of the range; and the interest rate-foreign exchange (“IR-FX”) correlation inputs were distributed across the range. In addition, the interest rate spread volatility inputs used in estimating fair value were distributed across the range; equity volatilities and commodity volatilities were concentrated towards the lower end of the range; and forward commodity prices used in estimating the fair value of commodity derivatives were concentrated in the middle of the range. Prepayment speed inputs used in estimating fair value of interest rate derivatives were concentrated towards the lower end of the range. Recovery rate inputs used in estimating fair value of credit derivatives were distributed across the range; credit spreads and conditional default rates were concentrated towards the lower end of the range; loss severity inputs were concentrated towards the upper end of the range and price inputs were concentrated towards the lower end of the range.

Level 3 inputs(a)
March 31, 2019
Product/Instrument	Fair value (in millions)	Principal valuation technique	Unobservable inputs(g)	Range of input values	Weighted average
Residential mortgage-backed securities and loans(b)	$748	Discounted cash flows	Yield	0%	–	18%	7%
Prepayment speed	0%	–	22%	11%
Conditional default rate	0%	–	5%	1%
Loss severity	0%	–	100%	3%
Commercial mortgage-backed securities and loans(c)	397	Market comparables	Price	$0	–	$102	$87
Obligations of U.S. states and municipalities	623	Market comparables	Price	$63	–	$100	$98
Corporate debt securities	568	Market comparables	Price	$0	–	$111	$82
Loans(d)	226	Discounted cash flows	Yield	6%	–	18%	8%
1,007	Market comparables	Price	$2	–	$102	$80
Asset-backed securities	119	Market comparables	Price	$0	–	$105	$65
Net interest rate derivatives	(217)	Option pricing	Interest rate spread volatility	16	bps	–	38	bps
Interest rate correlation	(25)%	–	97%
IR-FX correlation	45%	–	60%
70	Discounted cash flows	Prepayment speed	4%	–	30%
Net credit derivatives	(162)	Discounted cash flows	Credit correlation	30%	–	55%
Credit spread	6	bps	–	1,396	bps
Recovery rate	20%	–	70%
Conditional default rate	1%	–	93%
Loss severity	100%
47	Market comparables	Price	$1	–	$115
Net foreign exchange derivatives	(198)	Option pricing	IR-FX correlation	(50)%	–	60%
(158)	Discounted cash flows	Prepayment speed	9%
Net equity derivatives	(2,066)	Option pricing	Equity volatility	14%	–	65%
Equity correlation	25%	–	98%
Equity-FX correlation	(75)%	–	59%
Equity-IR correlation	20%	–	60%
Net commodity derivatives	(665)	Option pricing	Forward commodity price	$52	–	$ 69 per barrel
Commodity volatility	5%	–	57%
Commodity correlation	(51)%	–	95%
MSRs	5,957	Discounted cash flows	Refer to Note 14
Other assets	214	Discounted cash flows	Credit spread	55bps	55bps
Yield	8%	–	10%	9%
930	Market comparables	Price	$19	–	$110	$34
Long-term debt, short-term borrowings, and deposits(e)	27,685	Option pricing	Interest rate spread volatility	16	bps	–	38	bps
Interest rate correlation	(25)%	–	97%
IR-FX correlation	(50)%	–	60%
Equity correlation	25%	–	98%
Equity-FX correlation	(75)%	–	59%
Equity-IR correlation	20%	–	60%
Other level 3 assets and liabilities, net(f)	305

(a)
The categories presented in the table have been aggregated based upon the product type, which may differ from their classification on the Consolidated balance sheets. Furthermore, the inputs presented for each valuation technique in the table are, in some cases, not applicable to every instrument valued using the technique as the characteristics of the instruments can differ.

(b)	Includes U.S. government agency securities of $408 million, nonagency securities of $85 million and trading loans of $255 million.

(c)	Includes U.S. government agency securities of $4 million, nonagency securities of $17 million, trading loans of $253 million and non-trading loans of $123 million.

(d)	Comprises trading loans.

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

Changes in and ranges of unobservable inputs
For a discussion of the impact on fair value of changes in unobservable inputs and the relationships between unobservable inputs as well as a description of attributes of the underlying instruments and external market factors that affect the range of inputs used in the valuation of the Firm’s positions refer to Note 2 of JPMorgan Chase’s 2018 Form 10-K.
Changes in level 3 recurring fair value measurements
The following tables include a rollforward of the Consolidated balance sheets amounts (including changes in fair value) for financial instruments classified by the Firm within level 3 of the fair value hierarchy for the three months ended March 31, 2019 and 2018. When a determination is made to classify a financial instrument within level 3, the determination is based on the significance of the unobservable inputs to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. Also, the Firm risk-manages the observable components of level 3 financial instruments using securities and derivative positions that are classified within level 1 or 2 of the fair value hierarchy; as these level 1 and level 2 risk management instruments are not included below, the gains or losses in the following tables do not reflect the effect of the Firm’s risk management activities related to such level 3 instruments.

	Fair value measurements using significant unobservable inputs
Three months ended March 31, 2019 (in millions)	Fair value at January 1, 2019	Total realized/unrealized gains/(losses)						Transfers into level 3(h)	Transfers (out of) level 3(h)	Fair value at March 31, 2019	Change in unrealized gains/(losses) related to financial instruments held at March 31, 2019
				Purchases(f)	Sales		Settlements(g)
Assets:(a)
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$549	$(15)		$5	$(100)		$(18)	$1	$(10)	$412	$(16)
Residential – nonagency	64	24		70	(69)		(1)	15	(18)	85	1
Commercial – nonagency	11	2		12	(19)		(2)	15	(2)	17	1
Total mortgage-backed securities	624	11		87	(188)		(21)	31	(30)	514	(14)
U.S. Treasury and government agencies	—	—		—	—		—	—	—	—	—
Obligations of U.S. states and municipalities	689	13		1	(74)		(6)	—	—	623	14
Non-U.S. government debt securities	155	(1)		71	(54)		—	2	(3)	170	(1)
Corporate debt securities	334	22		223	(7)		—	28	(32)	568	39
Loans	1,706	83		72	(118)		(120)	159	(41)	1,741	83
Asset-backed securities	127	(2)		17	(21)		(7)	20	(15)	119	(4)
Total debt instruments	3,635	126		471	(462)		(154)	240	(121)	3,735	117
Equity securities	232	(2)		15	(79)		(22)	75	(17)	202	(2)
Other	301	4		12	(1)		(11)	1	(2)	304	13
Total trading assets – debt and equity instruments	4,168	128	(c)	498	(542)		(187)	316	(140)	4,241	128	(c)
Net derivative receivables:(b)
Interest rate	(38)	(322)		19	(147)		298	18	25	(147)	(376)
Credit	(107)	(17)		—	(1)		6	3	1	(115)	(21)
Foreign exchange	(297)	(245)		1	(9)		181	(8)	21	(356)	(220)
Equity	(2,225)	731		127	(297)		(401)	(67)	66	(2,066)	226
Commodity	(1,129)	533		3	(88)		24	1	(9)	(665)	507
Total net derivative receivables	(3,796)	680	(c)	150	(542)		108	(53)	104	(3,349)	116	(c)
Available-for-sale securities:
Mortgage-backed securities	1	—		—	—		(1)	—	—	—	—
Asset-backed securities	—	—		—	—		—	—	—	—	—
Total available-for-sale securities	1	—		—	—		(1)	—	—	—	—
Loans	122	3	(c)	—	—		(2)	—	—	123	3	(c)
Mortgage servicing rights	6,130	(299)	(e)	436	(111)		(199)	—	—	5,957	(299)	(e)
Other assets	927	(7)	(c)	9	(80)		(1)	—	(7)	841	(10)	(c)

	Fair value measurements using significant unobservable inputs
Three months ended March 31, 2019 (in millions)	Fair value at January 1, 2019	Total realized/unrealized (gains)/losses						Transfers into level 3(h)	Transfers (out of) level 3(h)	Fair value at March 31, 2019	Change in unrealized (gains)/ losses related to financial instruments held at March 31, 2019
				Purchases	Sales	Issuances	Settlements(g)
Liabilities:(a)
Deposits	$4,169	$152	(c)(i)	$—	$—	$335	$(24)	$—	$(104)	$4,528	$144	(c)(i)
Short-term borrowings	1,523	46	(c)(i)	—	—	651	(601)	1	(118)	1,502	80	(c)(i)
Trading liabilities – debt and equity instruments	50	—		(2)	11	—	—	3	(10)	52	1	(c)
Accounts payable and other liabilities	10	—		(5)	10	—	—	—	—	15	—
Beneficial interests issued by consolidated VIEs	1	(1)	(c)	—	—	—	—	—	—	—	—
Long-term debt	19,418	1,273	(c)(i)	—	—	2,051	(1,188)	273	(172)	21,655	1,625	(c)(i)

	Fair value measurements using significant unobservable inputs
Three months ended March 31, 2018 (in millions)	Fair value at January 1, 2018	Total realized/unrealized gains/(losses)						Transfers into level 3(h)	Transfers (out of) level 3(h)	Fair value at March 31, 2018	Change in unrealized gains/(losses) related to financial instruments held at March 31, 2018
				Purchases(f)	Sales		Settlements(g)
Assets:(a)
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. government agencies	$307	$3		$329	$(87)		$(20)	$4	$(28)	$508	$1
Residential – nonagency	60	(2)		—	(2)		(2)	29	(28)	55	—
Commercial – nonagency	11	1		6	(7)		(1)	4	—	14	—
Total mortgage-backed securities	378	2		335	(96)		(23)	37	(56)	577	1
U.S. Treasury and government agencies	1	—		—	—		—	—	(1)	—	—
Obligations of U.S. states and municipalities	744	(2)		39	—		(77)	—	—	704	(2)
Non-U.S. government debt securities	78	2		225	(92)		—	17	(33)	197	3
Corporate debt securities	312	(1)		81	(100)		(1)	131	(116)	306	(1)
Loans	2,719	62		470	(728)		(137)	123	(141)	2,368	30
Asset-backed securities	153	5		14	(13)		(34)	11	(73)	63	—
Total debt instruments	4,385	68		1,164	(1,029)		(272)	319	(420)	4,215	31
Equity securities	295	(8)		28	(10)		—	4	(9)	300	(7)
Other	690	15		18	(6)		(20)	1	—	698	15
Total trading assets – debt and equity instruments	5,370	75	(c)	1,210	(1,045)		(292)	324	(429)	5,213	39	(c)
Net derivative receivables:(b)
Interest rate	264	53		17	(4)		46	26	70	472	131
Credit	(35)	17		1	(2)		4	3	17	5	11
Foreign exchange	(396)	146		—	(5)		11	(38)	(6)	(288)	156
Equity	(3,409)	639		218	(242)		434	(111)	(41)	(2,512)	448
Commodity	(674)	185		—	—		12	1	(43)	(519)	227
Total net derivative receivables	(4,250)	1,040	(c)	236	(253)		507	(119)	(3)	(2,842)	973	(c)
Available-for-sale securities:
Mortgage-backed securities	1	—		—	—		—	—	—	1	—
Asset-backed securities	276	1		—	—		(73)	—	—	204	1
Total available-for-sale securities	277	1	(d)	—	—		(73)	—	—	205	1	(d)
Loans	276	5	(c)	122	—		(7)	—	—	396	5	(c)
Mortgage servicing rights	6,030	384	(e)	243	(295)		(160)	—	—	6,202	384	(e)
Other assets	1,265	(37)	(c)	23	(14)		(16)	—	(1)	1,220	(38)	(c)

	Fair value measurements using significant unobservable inputs
Three months ended March 31, 2018 (in millions)	Fair value at January 1, 2018	Total realized/unrealized (gains)/losses						Transfers into level 3(h)	Transfers (out of) level 3(h)	Fair value at March 31, 2018	Change in unrealized (gains)/losses related to financial instruments held at March 31, 2018
				Purchases	Sales	Issuances	Settlements(g)
Liabilities:(a)
Deposits	$4,142	$(90)	(c)(i)	$—	$—	$321	$(198)	$—	$(158)	$4,017	$(125)	(c)(i)
Short-term borrowings	1,665	15	(c)(i)	—	—	1,208	(746)	12	(29)	2,125	43	(c)(i)
Trading liabilities – debt and equity instruments	39	3	(c)	(37)	43	—	1	2	(1)	50	5	(c)
Accounts payable and other liabilities	13	—		(6)	—	—	—	—	—	7	—
Beneficial interests issued by consolidated VIEs	39	—		—	—	—	(38)	—	—	1	—
Long-term debt	16,125	(246)	(c)(i)	—	—	3,091	(2,263)	375	(132)	16,950	(354)	(c)(i)

(a)
Level 3 assets as a percentage of total Firm assets accounted for at fair value (including assets measured at fair value on a nonrecurring basis) were 2% and 3% at March 31, 2019 and December 31, 2018, respectively. Level 3 liabilities as a percentage of total Firm liabilities accounted for at fair value (including liabilities measured at fair value on a nonrecurring basis) were 14% and 15% at March 31, 2019 and December 31, 2018, respectively.

(b)	All level 3 derivatives are presented on a net basis, irrespective of the underlying counterparty.

(c)
Predominantly reported in principal transactions revenue, except for changes in fair value for CCB mortgage loans and lending-related commitments originated with the intent to sell, and mortgage loan purchase commitments, which are reported in mortgage fees and related income.

(d)
Realized gains/(losses) on AFS securities, as well as other-than-temporary impairment (“OTTI”) losses that are recorded in earnings, are reported in investment securities gains/(losses). Unrealized gains/(losses) are reported in OCI. There were no realized gains/(losses) or foreign exchange hedge accounting adjustments recorded in income on AFS securities for the three months ended March 31, 2019 and 2018, respectively. Unrealized gains/(losses) recorded on AFS securities in OCI were zero and $1 million for the three months ended March 31, 2019 and 2018, respectively.

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

(i)
Realized (gains)/losses due to DVA for fair value option elected liabilities are reported in principal transactions revenue, and they were not material for the three months ended March 31, 2019 and 2018, respectively. Unrealized (gains)/losses are reported in OCI, and they were $176 million and $52 million for the three months ended March 31, 2019 and 2018, respectively.

Level 3 analysis
Consolidated balance sheets changes
Level 3 assets, including assets measured at fair value on a nonrecurring basis, were 0.6% of total Firm assets at March 31, 2019. The following describes significant changes to level 3 assets since December 31, 2018, for those items measured at fair value on a recurring basis. For further information on changes impacting items measured at fair value on a nonrecurring basis, refer to Assets and liabilities measured at fair value on a nonrecurring basis on page 83.
Three months ended March 31, 2019
Level 3 assets were $17.1 billion at March 31, 2019, reflecting a decrease of $69 million from December 31, 2018 with no movements that were individually significant.
Transfers between levels for instruments carried at fair value on a recurring basis
For both the three months ended March 31, 2019 and 2018 there were no individually significant transfers.
All transfers are based on changes in the observability and/or significance of the valuation inputs and are assumed to occur at the beginning of the quarterly reporting period in which they occur.
Gains and losses
The following describes significant components of total realized/unrealized gains/(losses) for instruments measured at fair value on a recurring basis for the periods indicated. For further information on these instruments, refer to Changes in level 3 recurring fair value measurements rollforward tables on pages 79–82.
Three months ended March 31, 2019

•	$505 million of net gains on assets, none of which were individually significant and $1.5 billion of net losses on liabilities predominantly driven by market movements in long-term debt.
Three months ended March 31, 2018

•	$1.5 billion of net gains on assets and $318 million of net gains on liabilities, none of which were individually significant.

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

	Three months ended March 31,
(in millions)	2019	2018
Credit and funding adjustments:
Derivatives CVA	$60	$84
Derivatives FVA	152	(83)

For further information about both credit and funding adjustments, as well as information about valuation adjustments on fair value option elected liabilities, refer to Note 2 of JPMorgan Chase’s 2018 Form 10-K.

Assets and liabilities measured at fair value on a nonrecurring basis
The following tables present the assets held as of March 31, 2019 and 2018, respectively, for which a nonrecurring fair value adjustment was recorded during the three months ended March 31, 2019 and 2018, respectively, by major product category and fair value hierarchy.

	Fair value hierarchy				Total fair value
March 31, 2019 (in millions)	Level 1	Level 2	Level 3
Loans	$—	$441	$84	(b)	$525
Other assets(a)	—	11	456		467
Total assets measured at fair value on a nonrecurring basis	$—	$452	$540		$992

	Fair value hierarchy			Total fair value
March 31, 2018 (in millions)	Level 1	Level 2	Level 3
Loans	$—	$690	$165	$855
Other assets	—	236	572	808
Total assets measured at fair value on a nonrecurring basis	$—	$926	$737	$1,663

(a)
Primarily includes equity securities without readily determinable fair values that were adjusted based on observable price changes in orderly transactions from an identical or similar investment of the same issuer (measurement alternative). Of the $456 million in level 3 assets measured at fair value on a nonrecurring basis as of March 31, 2019, $351 million related to such equity securities. These equity securities are classified as level 3 due to the infrequency of the observable prices and/or the restrictions on the shares.

(b)
Of the $84 million in level 3 assets measured at fair value on a nonrecurring basis as of March 31, 2019, $65 million related to residential real estate loans carried at the net realizable value of the underlying collateral (e.g., collateral-dependent loans and other loans charged off in accordance with regulatory guidance). These amounts are classified as level 3 as they are valued using information from broker’s price opinions, appraisals and automated valuation models and discounted based upon the Firm’s experience with actual liquidation values. These discounts ranged from 14% to 49% with a weighted average of 28%.

There were no material liabilities measured at fair value on a nonrecurring basis at March 31, 2019 and at March 31, 2018.
Nonrecurring fair value changes
The following table presents the total change in value of assets and liabilities for which a fair value adjustment has been recognized for the three months ended March 31, 2019 and 2018, related to financial instruments held at those dates.

	Three months ended March 31,
(in millions)	2019	2018
Loans	$(21)	$(15)
Other assets(a)	71	496
Total nonrecurring fair value gains/(losses)	$50	$481

(a)	Included $78 million and $505 million for the three months ended March 31, 2019 and 2018 respectively, of net gains as a result of the measurement alternative.

For further information about the measurement of impaired collateral-dependent loans, and other loans where the carrying value is based on the fair value of the underlying collateral (e.g., residential mortgage loans charged off in accordance with regulatory guidance), refer to Note 12 of JPMorgan Chase’s 2018 Form 10-K.

Equity securities without readily determinable fair values
The Firm measures equity securities without readily determinable fair values at cost less impairment (if any), plus or minus observable price changes from an identical or similar investment of the same issuer, with such changes recognized in earnings.
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
The following table presents the carrying value of equity securities without readily determinable fair values still held as of March 31, 2019 and March 31, 2018, that are measured under the measurement alternative and the related adjustments recorded during the periods presented for those securities with observable price changes. These securities are included in the nonrecurring fair value tables when applicable price changes are observable.

	Three months ended
	March 31,
As of or for the period ended,
(in millions)	2019	2018
Other assets
Carrying value(a)	$1,819	$1,429
Upward carrying value changes(b)	84	505
Downward carrying value changes/impairment(c)	(6)	—

(a)	The carrying value as of December 31, 2018 was $1.5 billion.

(b)	The cumulative upward carrying value changes between January 1, 2018 and March 31, 2019 were $393 million.

(c)	The cumulative downward carrying value changes/impairment between January 1, 2018 and March 31, 2019 were $(166) million.
Included in other assets above is the Firm’s interest in approximately 40 million Visa Class B shares, recorded at a nominal carrying value. These shares are subject to certain transfer restrictions currently and will be convertible into Visa Class A shares upon final resolution of certain litigation matters involving Visa. The conversion rate of Visa Class B shares into Visa Class A shares is 1.6298 at March 31, 2019, and may be adjusted by Visa depending on developments related to the litigation matters.

Additional disclosures about the fair value of financial instruments that are not carried on the Consolidated balance sheets at fair value
The following table presents by fair value hierarchy classification the carrying values and estimated fair values at March 31, 2019, and December 31, 2018, of financial assets and liabilities, excluding financial instruments that are carried at fair value on a recurring basis, and their classification within the fair value hierarchy.

	March 31, 2019					December 31, 2018
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value
Financial assets
Cash and due from banks	$21.9	$21.9	$—	$—	$21.9	$22.3	$22.3	$—	$—	$22.3
Deposits with banks	280.7	280.7	—	—	280.7	256.5	256.5	—	—	256.5
Accrued interest and accounts receivable	71.2	—	71.1	0.1	71.2	72.0	—	71.9	0.1	72.0
Federal funds sold and securities purchased under resale agreements	285.2	—	285.2	—	285.2	308.4	—	308.4	—	308.4
Securities borrowed	117.5	—	117.5	—	117.5	106.9	—	106.9	—	106.9
Investment securities, held-to-maturity	30.8	—	31.5	—	31.5	31.4	—	31.5	—	31.5
Loans, net of allowance for loan losses(a)	939.0	—	229.8	717.5	947.3	968.0	—	241.5	728.5	970.0
Other	56.5	—	55.7	0.9	56.6	60.5	—	59.6	1.0	60.6
Financial liabilities
Deposits	$1,461.6	$—	$1,461.7	$—	$1,461.7	$1,447.4	$—	$1,447.5	$—	$1,447.5
Federal funds purchased and securities loaned or sold under repurchase agreements	221.7	—	221.7	—	221.7	181.4	—	181.4	—	181.4
Short-term borrowings	64.1	—	64.1	—	64.1	62.1	—	62.1	—	62.1
Accounts payable and other liabilities	176.6	0.1	173.0	3.2	176.3	160.6	0.2	157.0	3.0	160.2
Beneficial interests issued by consolidated VIEs	25.9	—	25.9	—	25.9	20.2	—	20.2	—	20.2
Long-term debt and junior subordinated deferrable interest debentures	229.4	—	229.9	3.3	233.2	227.1	—	224.6	3.3	227.9

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

	March 31, 2019					December 31, 2018
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value(a)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value(a)	Level 1	Level 2	Level 3	Total estimated fair value(b)
Wholesale lending-related commitments	$1.0	$—	$—	$1.8	$1.8	$1.0	$—	$—	$1.9	$1.9

(a)	Excludes the current carrying values of the guarantee liability and the offsetting asset, each of which is recognized at fair value at the inception of the guarantees.

(b)	The prior period amounts have been revised to conform with the current period presentation.
The Firm does not estimate the fair value of consumer lending-related commitments. In many cases, the Firm can reduce or cancel these commitments by providing the borrower notice or, in some cases as permitted by law, without notice. For a further discussion of the valuation of lending-related commitments, refer to page 161 of JPMorgan Chase’s 2018 Form 10-K.

Note 3 – Fair value option
For a discussion of the primary financial instruments for which the fair value option was elected, including the basis for those elections and the determination of instrument-specific credit risk, where relevant, refer to Note 3 of JPMorgan Chase’s 2018 Form 10-K.
Changes in fair value under the fair value option election
The following table presents the changes in fair value included in the Consolidated statements of income for the three months ended March 31, 2019 and 2018, for items for which the fair value option was elected. The profit and loss information presented below only includes the financial instruments that were elected to be measured at fair value; related risk management instruments, which are required to be measured at fair value, are not included in the table.

	Three months ended March 31,
	2019				2018
(in millions)	Principal transactions	All other income		Total changes in fair value recorded (d)	Principal transactions	All other income		Total changes in fair value recorded (d)
Federal funds sold and securities purchased under resale agreements	$11	$—		$11	$7	$—		$7
Securities borrowed	37	—		37	(27)	—		(27)
Trading assets:
Debt and equity instruments, excluding loans	1,354	—		1,354	(186)	—		(186)
Loans reported as trading assets:
Changes in instrument-specific credit risk	248	3	(c)	251	122	5	(c)	127
Other changes in fair value	80	237	(c)	317	41	(90)	(c)	(49)
Loans:
Changes in instrument-specific credit risk	5	—		5	—	—		—
Other changes in fair value	—	—		—	(1)	—		(1)
Other assets	1	—		1	2	(7)	(e)	(5)
Deposits(a)	(496)	—		(496)	210	—		210
Federal funds purchased and securities loaned or sold under repurchase agreements	(5)	—		(5)	10	—		10
Short-term borrowings(a)	(704)	—		(704)	273	—		273
Trading liabilities	3	—		3	(7)	—		(7)
Other liabilities	(4)	—		(4)	—	—		—
Long-term debt(a)(b)	(2,836)	—		(2,836)	1,031	—		1,031

(a)
Unrealized gains/(losses) due to instrument-specific credit risk (DVA) for liabilities for which the fair value option has been elected is recorded in OCI, while realized gains/(losses) are recorded in principal transactions revenue. Realized gains/(losses) due to instrument-specific credit risk recorded in principal transactions revenue were not material for the three months ended March 31, 2019 and 2018, respectively.

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

(e)	Reported in other income.

Difference between aggregate fair value and aggregate remaining contractual principal balance outstanding
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of March 31, 2019, and December 31, 2018, for loans, long-term debt and long-term beneficial interests for which the fair value option has been elected.

	March 31, 2019				December 31, 2018
(in millions)	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding
Loans(a)
Nonaccrual loans
Loans reported as trading assets	$4,262		$1,338	$(2,924)	$4,240		$1,350	$(2,890)
Loans	124		78	(46)	39		—	(39)
Subtotal	4,386		1,416	(2,970)	4,279		1,350	(2,929)
All other performing loans
Loans reported as trading assets	44,140		43,074	(1,066)	42,215		40,403	(1,812)
Loans	3,678		3,641	(37)	3,186		3,151	(35)
Total loans	$52,204		$48,131	$(4,073)	$49,680		$44,904	$(4,776)
Long-term debt
Principal-protected debt	$34,634	(c)	$31,994	$(2,640)	$32,674	(c)	$28,718	$(3,956)
Nonprincipal-protected debt(b)	NA		29,247	NA	NA		26,168	NA
Total long-term debt	NA		$61,241	NA	NA		$54,886	NA
Long-term beneficial interests
Nonprincipal-protected debt(b)	NA		$13	NA	NA		$28	NA
Total long-term beneficial interests	NA		$13	NA	NA		$28	NA

(a)	There were no performing loans that were ninety days or more past due as of March 31, 2019, and December 31, 2018, respectively.

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

At March 31, 2019, and December 31, 2018, the contractual amount of lending-related commitments for which the fair value option was elected was $7.8 billion and $6.9 billion, respectively, with a corresponding fair value of $(78) million and $(82) million, respectively. For further information regarding off-balance sheet lending-related financial instruments, refer to Note 27 of JPMorgan Chase’s 2018 Form 10-K, and Note 22 of this Form 10-Q.
Structured note products by balance sheet classification and risk component
The following table presents the fair value of structured notes, by balance sheet classification and the primary risk type.

	March 31, 2019				December 31, 2018
(in millions)	Long-term debt	Short-term borrowings	Deposits	Total	Long-term debt	Short-term borrowings	Deposits	Total
Risk exposure
Interest rate	$27,338	$95	$20,129	$47,562	$24,137	$62	$12,372	$36,571
Credit	4,205	460	—	4,665	4,009	995	—	5,004
Foreign exchange	3,368	112	38	3,518	3,169	157	38	3,364
Equity	24,061	6,182	7,927	38,170	21,382	5,422	7,368	34,172
Commodity	392	10	1,489	1,891	372	34	1,207	1,613
Total structured notes	$59,364	$6,859	$29,583	$95,806	$53,069	$6,670	$20,985	$80,724

Note 4 – Derivative instruments
JPMorgan Chase makes markets in derivatives for clients and also uses derivatives to hedge or manage its own risk exposures. For a further discussion of the Firm’s use of and accounting policies regarding derivative instruments, refer to Note 5 of JPMorgan Chase’s 2018 Form 10-K.
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

The following table outlines the Firm’s primary uses of derivatives and the related hedge accounting designation or disclosure category.

Type of Derivative	Use of Derivative	Designation and disclosure	Affected segment or unit	10-Q page reference
Manage specifically identified risk exposures in qualifying hedge accounting relationships:
• Interest rate	Hedge fixed rate assets and liabilities	Fair value hedge	Corporate	94-95
• Interest rate	Hedge floating-rate assets and liabilities	Cash flow hedge	Corporate	96
• Foreign exchange	Hedge foreign currency-denominated assets and liabilities	Fair value hedge	Corporate	94-95
• Foreign exchange	Hedge foreign currency-denominated forecasted revenue and expense	Cash flow hedge	Corporate	96
• Foreign exchange	Hedge the value of the Firm’s investments in non-U.S. dollar functional currency entities	Net investment hedge	Corporate	97
• Commodity	Hedge commodity inventory	Fair value hedge	CIB	94-95
Manage specifically identified risk exposures not designated in qualifying hedge accounting relationships:
• Interest rate	Manage the risk of the mortgage pipeline, warehouse loans and MSRs	Specified risk management	CCB	97
• Credit	Manage the credit risk of wholesale lending exposures	Specified risk management	CIB	97
• Interest rate and foreign exchange	Manage the risk of certain other specified assets and liabilities	Specified risk management	Corporate	97
Market-making derivatives and other activities:
• Various	Market-making and related risk management	Market-making and other	CIB	97
• Various	Other derivatives	Market-making and other	CIB, AWM, Corporate	97

Notional amount of derivative contracts
The following table summarizes the notional amount of derivative contracts outstanding as of March 31, 2019, and December 31, 2018.

	Notional amounts(b)
(in billions)	March 31, 2019	December 31, 2018
Interest rate contracts
Swaps	$26,342	$21,763
Futures and forwards	7,369	3,562
Written options	4,613	3,997
Purchased options	5,056	4,322
Total interest rate contracts	43,380	33,644
Credit derivatives(a)	1,366	1,501
Foreign exchange contracts
Cross-currency swaps	3,731	3,548
Spot, futures and forwards	6,936	5,871
Written options	925	835
Purchased options	938	830
Total foreign exchange contracts	12,530	11,084
Equity contracts
Swaps	373	346
Futures and forwards	122	101
Written options	586	528
Purchased options	532	490
Total equity contracts	1,613	1,465
Commodity contracts
Swaps	147	134
Spot, futures and forwards	152	156
Written options	131	135
Purchased options	119	120
Total commodity contracts	549	545
Total derivative notional amounts	$59,438	$48,239

(a)	For more information on volumes and types of credit derivative contracts, refer to the Credit derivatives discussion on page 98.

(b)	Represents the sum of gross long and gross short third-party notional derivative contracts.
While the notional amounts disclosed above give an indication of the volume of the Firm’s derivatives activity, the notional amounts significantly exceed, in the Firm’s view, the possible losses that could arise from such transactions. For most derivative contracts, the notional amount is not exchanged; it is used simply as a reference to calculate payments.

Impact of derivatives on the Consolidated balance sheets
The following table summarizes information on derivative receivables and payables (before and after netting adjustments) that are reflected on the Firm’s Consolidated balance sheets as of March 31, 2019, and December 31, 2018, by accounting designation (e.g., whether the derivatives were designated in qualifying hedge accounting relationships or not) and contract type.

Free-standing derivative receivables and payables(a)
	Gross derivative receivables				Gross derivative payables
March 31, 2019 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables(b)	Not designated as hedges	Designated as hedges	Total derivative payables	Net derivative payables(b)
Trading assets and liabilities
Interest rate	$291,442	$825	$292,267	$22,758	$262,369	$1	$262,370	$7,722
Credit	15,920	—	15,920	724	17,039	—	17,039	1,983
Foreign exchange	149,517	478	149,995	11,871	146,994	1,038	148,032	11,398
Equity	43,264	—	43,264	9,322	45,645	—	45,645	11,029
Commodity	14,904	125	15,029	5,658	16,918	215	17,133	6,871
Total fair value of trading assets and liabilities	$515,047	$1,428	$516,475	$50,333	$488,965	$1,254	$490,219	$39,003

	Gross derivative receivables				Gross derivative payables
December 31, 2018 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables(b)	Not designated as hedges	Designated as hedges	Total derivative payables	Net derivative payables(b)
Trading assets and liabilities
Interest rate	$267,871	$833	$268,704	$23,214	$242,782	$—	$242,782	$7,784
Credit	20,095	—	20,095	612	20,276	—	20,276	1,667
Foreign exchange	167,057	628	167,685	13,450	164,392	825	165,217	12,785
Equity	49,285	—	49,285	9,946	51,195	—	51,195	10,161
Commodity	20,223	247	20,470	6,991	22,297	121	22,418	9,372
Total fair value of trading assets and liabilities	$524,531	$1,708	$526,239	$54,213	$500,942	$946	$501,888	$41,769

(a)	Balances exclude structured notes for which the fair value option has been elected. Refer to Note 3 for further information.

(b)
As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral receivables and payables when a legally enforceable master netting agreement exists.

Derivatives netting
The following tables present, as of March 31, 2019, and December 31, 2018, gross and net derivative receivables and payables by contract and settlement type. Derivative receivables and payables, as well as the related cash collateral from the same counterparty have been netted on the Consolidated balance sheets where the Firm has obtained an appropriate legal opinion with respect to the master netting agreement. Where such a legal opinion has not been either sought or obtained, amounts are not eligible for netting on the Consolidated balance sheets, and those derivative receivables and payables are shown separately in the tables below.
In addition to the cash collateral received and transferred that is presented on a net basis with derivative receivables and payables, the Firm receives and transfers additional collateral (financial instruments and cash). These amounts mitigate counterparty credit risk associated with the Firm’s derivative instruments, but are not eligible for net presentation:

•
collateral that consists of non-cash financial instruments (generally U.S. government and agency securities and other G7 government securities) and cash collateral held at third-party custodians, which are shown separately as “Collateral not nettable on the Consolidated balance sheets” in the tables below, up to the fair value exposure amount.

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

	March 31, 2019				December 31, 2018
(in millions)	Gross derivative receivables	Amounts netted on the Consolidated balance sheets	Net derivative receivables		Gross derivative receivables	Amounts netted on the Consolidated balance sheets	Net derivative receivables
U.S. GAAP nettable derivative receivables
Interest rate contracts:
Over-the-counter (“OTC”)	$279,231	$(260,493)	$18,738		$258,227	$(239,498)	$18,729
OTC–cleared	8,794	(8,732)	62		6,404	(5,856)	548
Exchange-traded(a)	320	(284)	36		322	(136)	186
Total interest rate contracts	288,345	(269,509)	18,836		264,953	(245,490)	19,463
Credit contracts:
OTC	12,231	(11,713)	518		12,648	(12,261)	387
OTC–cleared	3,533	(3,483)	50		7,267	(7,222)	45
Total credit contracts	15,764	(15,196)	568		19,915	(19,483)	432
Foreign exchange contracts:
OTC	147,288	(137,858)	9,430		163,862	(153,988)	9,874
OTC–cleared	275	(262)	13		235	(226)	9
Exchange-traded(a)	24	(4)	20		32	(21)	11
Total foreign exchange contracts	147,587	(138,124)	9,463		164,129	(154,235)	9,894
Equity contracts:
OTC	22,945	(20,477)	2,468		26,178	(23,879)	2,299
Exchange-traded(a)	16,500	(13,465)	3,035		18,876	(15,460)	3,416
Total equity contracts	39,445	(33,942)	5,503		45,054	(39,339)	5,715
Commodity contracts:
OTC	4,892	(3,372)	1,520		7,448	(5,261)	2,187
OTC–cleared	13	(11)	2		—	—	—
Exchange-traded(a)	6,106	(5,988)	118		8,815	(8,218)	597
Total commodity contracts	11,011	(9,371)	1,640		16,263	(13,479)	2,784
Derivative receivables with appropriate legal opinion	502,152	(466,142)	36,010	(d)	510,314	(472,026)	38,288	(d)
Derivative receivables where an appropriate legal opinion has not been either sought or obtained	14,323		14,323		15,925		15,925
Total derivative receivables recognized on the Consolidated balance sheets	$516,475		$50,333		$526,239		$54,213
Collateral not nettable on the Consolidated balance sheets(b)(c)			(11,929)				(13,046)
Net amounts			$38,404				$41,167

	March 31, 2019				December 31, 2018
(in millions)	Gross derivative payables	Amounts netted on the Consolidated balance sheets	Net derivative payables		Gross derivative payables	Amounts netted on the Consolidated balance sheets	Net derivative payables
U.S. GAAP nettable derivative payables
Interest rate contracts:
OTC	$250,582	$(245,040)	$5,542		$233,404	$(228,369)	$5,035
OTC–cleared	9,873	(9,290)	583		7,163	(6,494)	669
Exchange-traded(a)	350	(318)	32		210	(135)	75
Total interest rate contracts	260,805	(254,648)	6,157		240,777	(234,998)	5,779
Credit contracts:
OTC	13,617	(11,863)	1,754		13,412	(11,895)	1,517
OTC–cleared	3,251	(3,193)	58		6,716	(6,714)	2
Total credit contracts	16,868	(15,056)	1,812		20,128	(18,609)	1,519
Foreign exchange contracts:
OTC	145,047	(136,368)	8,679		160,930	(152,161)	8,769
OTC–cleared	275	(262)	13		274	(268)	6
Exchange-traded(a)	7	(4)	3		16	(3)	13
Total foreign exchange contracts	145,329	(136,634)	8,695		161,220	(152,432)	8,788
Equity contracts:
OTC	25,939	(21,157)	4,782		29,437	(25,544)	3,893
Exchange-traded(a)	14,728	(13,459)	1,269		16,285	(15,490)	795
Total equity contracts	40,667	(34,616)	6,051		45,722	(41,034)	4,688
Commodity contracts:
OTC	5,811	(4,291)	1,520		8,930	(4,838)	4,092
OTC–cleared	11	(11)	—		—	—	—
Exchange-traded(a)	6,284	(5,960)	324		8,259	(8,208)	51
Total commodity contracts	12,106	(10,262)	1,844		17,189	(13,046)	4,143
Derivative payables with appropriate legal opinion	475,775	(451,216)	24,559	(d)	485,036	(460,119)	24,917	(d)
Derivative payables where an appropriate legal opinion has not been either sought or obtained	14,444		14,444		16,852		16,852
Total derivative payables recognized on the Consolidated balance sheets	$490,219		$39,003		$501,888		$41,769
Collateral not nettable on the Consolidated balance sheets(b)(c)			(4,993)				(4,449)
Net amounts			$34,010				$37,320

(a)	Exchange-traded derivative balances that relate to futures contracts are settled daily.

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

(d)
Net derivatives receivable included cash collateral netted of $59.5 billion and $55.2 billion at March 31, 2019, and December 31, 2018, respectively. Net derivatives payable included cash collateral netted of $44.6 billion and $43.3 billion at March 31, 2019, and December 31, 2018, respectively. Derivative cash collateral relates to OTC and OTC-cleared derivative instruments.

Liquidity risk and credit-related contingent features
For a more detailed discussion of liquidity risk and credit-related contingent features related to the Firm’s derivative contracts, refer to Note 5 of JPMorgan Chase’s 2018 Form 10-K.
The following table shows the aggregate fair value of net derivative payables related to OTC and OTC-cleared derivatives that contain contingent collateral or termination features that may be triggered upon a ratings downgrade, and the associated collateral the Firm has posted in the normal course of business, at March 31, 2019, and December 31, 2018.

OTC and OTC-cleared derivative payables containing downgrade triggers
(in millions)	March 31, 2019	December 31, 2018
Aggregate fair value of net derivative payables	$13,718	$9,396
Collateral posted	11,617	8,907

The following table shows the impact of a single-notch and two-notch downgrade of the long-term issuer ratings of JPMorgan Chase & Co. and its subsidiaries, predominantly JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank, N.A.”),
at March 31, 2019, and December 31, 2018, related to OTC and OTC-cleared derivative contracts with contingent collateral or termination features that may be triggered upon a ratings downgrade. Derivatives contracts generally require additional collateral to be posted or terminations to be triggered when the predefined threshold rating is breached. A downgrade by a single rating agency that does not result in a rating lower than a preexisting corresponding rating provided by another major rating agency will generally not result in additional collateral, (except in certain instances in which additional initial margin may be required upon a ratings downgrade), nor in termination payments requirements. The liquidity impact in the table is calculated based upon a downgrade below the lowest current rating of the rating agencies referred to in the derivative contract.

Liquidity impact of downgrade triggers on OTC and OTC-cleared derivatives
	March 31, 2019		December 31, 2018
(in millions)	Single-notch downgrade	Two-notch downgrade	Single-notch downgrade	Two-notch downgrade
Amount of additional collateral to be posted upon downgrade(a)	$107	$1,066	$76	$947
Amount required to settle contracts with termination triggers upon downgrade(b)	311	1,402	172	764

(a)	Includes the additional collateral to be posted for initial margin.

(b)	Amounts represent fair values of derivative payables, and do not reflect collateral posted.
Derivatives executed in contemplation of a sale of the underlying financial asset
In certain instances the Firm enters into transactions in which it transfers financial assets but maintains the economic exposure to the transferred assets by entering into a derivative with the same counterparty in contemplation of the initial transfer. The Firm generally accounts for such transfers as collateralized financing transactions as described in Note 10, but in limited circumstances they may qualify to be accounted for as a sale and a derivative under U.S. GAAP. The amount of such transfers accounted for as a sale where the associated derivative was outstanding was not material at both March 31, 2019 and December 31, 2018.

Impact of derivatives on the Consolidated statements of income
The following tables provide information related to gains and losses recorded on derivatives based on their hedge accounting designation or purpose.
Fair value hedge gains and losses
The following tables present derivative instruments, by contract type, used in fair value hedge accounting relationships, as well as pre-tax gains/(losses) recorded on such derivatives and the related hedged items for the three months ended March 31, 2019 and 2018, respectively. The Firm includes gains/(losses) on the hedging derivative in the same line item in the Consolidated statements of income as the related hedged item.

	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
Three months ended March 31, 2019 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$1,464	$(1,293)	$171	$—	$172	$—
Foreign exchange(c)	(290)	409	119	(222)	119	3
Commodity(d)	(288)	294	6	—	1	—
Total	$886	$(590)	$296	$(222)	$292	$3

	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
Three months ended March 31, 2018 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$(1,477)	$1,629	$152	$—	$147	$—
Foreign exchange(c)	144	(33)	111	(122)	111	(52)
Commodity(d)	184	(147)	37	—	18	—
Total	$(1,149)	$1,449	$300	$(122)	$276	$(52)

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

(f)
Represents the change in value of amounts excluded from the assessment of effectiveness under the amortization approach, predominantly cross-currency basis spreads. The amount excluded at inception of the hedge is recognized in earnings over the life of the derivative.

As of March 31, 2019 and December 31, 2018, the following amounts were recorded on the Consolidated balance sheets related to certain cumulative fair value hedge basis adjustments that are expected to reverse through the income statement in future periods as an adjustment to yield.

	Carrying amount of the hedged items(a)(b)		Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged items:
March 31, 2019 (in millions)			Active hedging relationships	Discontinued hedging relationships(d)	Total
Assets
Investment securities - AFS	$62,705	(c)	$(112)	$320	$208
Liabilities
Long-term debt	$145,917		$2,589	$22	$2,611
Beneficial interests issued by consolidated VIEs	6,997		—	(24)	(24)

	Carrying amount of the hedged items(a)(b)		Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged items:
December 31, 2018 (in millions)			Active hedging relationships	Discontinued hedging relationships(d)	Total
Assets
Investment securities - AFS	$55,313	(c)	$(1,105)	$381	$(724)
Liabilities
Long-term debt	$139,915		$141	$8	$149
Beneficial interests issued by consolidated VIEs	6,987		—	(33)	(33)

(a)
Excludes physical commodities with a carrying value of $6.7 billion and $6.8 billion at March 31, 2019 and December 31, 2018, respectively, to which the Firm applies fair value hedge accounting. As a result of the application of hedge accounting, these inventories are carried at fair value, thus recognizing unrealized gains and losses in current periods. Given the Firm exits these positions at fair value, there is no incremental impact to net income in future periods.

(b)
Excludes hedged items where only foreign currency risk is the designated hedged risk, as basis adjustments related to foreign currency hedges will not reverse through the income statement in future periods. At March 31, 2019 and December 31, 2018, the carrying amount excluded for available-for-sale securities is $13.2 billion and $14.6 billion, respectively, and for long-term debt is $7.1 billion and $7.3 billion, respectively.

(c)	Carrying amount represents the amortized cost.

(d)	Represents hedged items no longer designated in qualifying fair value hedging relationships for which an associated basis adjustment exists at the balance sheet date.

Cash flow hedge gains and losses
The following tables present derivative instruments, by contract type, used in cash flow hedge accounting relationships, and the pre-tax gains/(losses) recorded on such derivatives, for the three months ended March 31, 2019 and 2018, respectively. The Firm includes the gain/(loss) on the hedging derivative in the same line item in the Consolidated statements of income as the change in cash flows on the related hedged item.

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Three months ended March 31, 2019 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$2	$56	$54
Foreign exchange(b)	(41)	85	126
Total	$(39)	$141	$180

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Three months ended March 31, 2018 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$13	$(78)	$(91)
Foreign exchange(b)	39	34	(5)
Total	$52	$(44)	$(96)

(a)	Primarily consists of hedges of LIBOR-indexed floating-rate assets and floating-rate liabilities. Gains and losses were recorded in net interest income.

(b)
Primarily consists of hedges of the foreign currency risk of non-U.S. dollar-denominated revenue and expense. The income statement classification of gains and losses follows the hedged item – primarily noninterest revenue and compensation expense.

The Firm did not experience any forecasted transactions that failed to occur for the three months ended March 31, 2019 and 2018.
Over the next 12 months, the Firm expects that approximately $24 million (after-tax) of net gains recorded in AOCI at March 31, 2019, related to cash flow hedges will be recognized in income. For cash flow hedges that have been terminated, the maximum length of time over which the derivative results recorded in AOCI will be recognized in earnings is approximately six years, corresponding to the timing of the originally hedged forecasted cash flows.
For open cash flow hedges, the maximum length of time over which forecasted transactions are hedged is approximately six years. The Firm’s longer-dated forecasted transactions relate to core lending and borrowing activities.

Net investment hedge gains and losses
The following table presents hedging instruments, by contract type, that were used in net investment hedge accounting relationships, and the pre-tax gains/(losses) recorded on such instruments for the three months ended March 31, 2019 and 2018.

	2019		2018
Three months ended March 31, (in millions)	Amounts recorded in income(a)	Amounts recorded in OCI	Amounts recorded in income(a)(b)	Amounts recorded in OCI
Foreign exchange derivatives	$21	$(38)	$(10)	$(389)

(a)
Certain components of hedging derivatives are permitted to be excluded from the assessment of hedge effectiveness, such as forward points on foreign exchange forward contracts. The Firm elects to record changes in fair value of these amounts directly in other income.

(b)	The prior period amount has been revised to conform with the current period presentation.

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

	Derivatives gains/(losses) recorded in income
	Three months ended March 31,
(in millions)	2019	2018
Contract type
Interest rate(a)	$292	$(210)
Credit(b)	(10)	(7)
Foreign exchange(c)(d)	50	(18)
Total (d)	$332	$(235)

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

Credit derivatives
For a more detailed discussion of credit derivatives, refer to Note 5 of JPMorgan Chase’s 2018 Form 10-K. The Firm does not use notional amounts of credit derivatives as the primary measure of risk management for such derivatives, because the notional amount does not take into account the probability of the occurrence of a credit event, the recovery value of the reference obligation, or related cash instruments and economic hedges, each of which reduces, in the Firm’s view, the risks associated with such derivatives.
Total credit derivatives and credit-related notes

	Maximum payout/Notional amount
March 31, 2019 (in millions)	Protection sold	Protection purchased with identical underlyings(b)	Net protection (sold)/purchased(c)	Other protection purchased(d)
Credit derivatives
Credit default swaps	$(637,127)	$644,885	$7,758	$3,649
Other credit derivatives(a)	(31,830)	40,308	8,478	8,562
Total credit derivatives	(668,957)	685,193	16,236	12,211
Credit-related notes	—	—	—	8,480
Total	$(668,957)	$685,193	$16,236	$20,691

	Maximum payout/Notional amount
December 31, 2018 (in millions)	Protection sold	Protection purchased with identical underlyings(b)	Net protection (sold)/purchased(c)	Other protection purchased(d)
Credit derivatives
Credit default swaps	$(697,220)	$707,282	$10,062	$4,053
Other credit derivatives(a)	(41,244)	42,484	1,240	8,488
Total credit derivatives	(738,464)	749,766	11,302	12,541
Credit-related notes	—	—	—	8,425
Total	$(738,464)	$749,766	$11,302	$20,966

(a)	Other credit derivatives predominantly consists of credit swap options and total return swaps.

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
The following tables summarize the notional amounts by the ratings, maturity profile, and total fair value, of credit derivatives and credit-related notes as of March 31, 2019, and December 31, 2018, where JPMorgan Chase is the seller of protection. The maturity profile is based on the remaining contractual maturity of the credit derivative contracts. The ratings profile is based on the rating of the reference entity on which the credit derivative contract is based. The ratings and maturity profile of credit derivatives and credit-related notes where JPMorgan Chase is the purchaser of protection are comparable to the profile reflected below.

Protection sold — credit derivatives and credit-related notes ratings(a)/maturity profile
March 31, 2019 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)	Fair value of payables(b)	Net fair value
Risk rating of reference entity
Investment-grade	$(99,793)	$(320,772)	$(84,703)	$(505,268)	$5,166	$(1,473)	$3,693
Noninvestment-grade	(38,603)	(97,608)	(27,478)	(163,689)	4,668	(4,222)	446
Total	$(138,396)	$(418,380)	$(112,181)	$(668,957)	$9,834	$(5,695)	$4,139

December 31, 2018 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)	Fair value of payables(b)	Net fair value
Risk rating of reference entity
Investment-grade	$(115,443)	$(402,325)	$(43,611)	$(561,379)	$5,720	$(2,791)	$2,929
Noninvestment-grade	(45,897)	(119,348)	(11,840)	(177,085)	4,719	(5,660)	(941)
Total	$(161,340)	$(521,673)	$(55,451)	$(738,464)	$10,439	$(8,451)	$1,988

(a)	The ratings scale is primarily based on external credit ratings defined by S&P and Moody’s.

(b)	Amounts are shown on a gross basis, before the benefit of legally enforceable master netting agreements and cash collateral received by the Firm.

Note 5 – Noninterest revenue and noninterest expense
Noninterest revenue
For a discussion of the components of and accounting policies for the Firm’s noninterest revenue, refer to Note 6 of JPMorgan Chase’s 2018 Form 10-K.
Investment banking fees
The following table presents the components of investment banking fees.

	Three months ended March 31,
(in millions)	2019	2018
Underwriting
Equity	$261	$352
Debt	945	796
Total underwriting	1,206	1,148
Advisory	634	588
Total investment banking fees	$1,840	$1,736

Principal transactions
The following table presents all realized and unrealized gains and losses recorded in principal transactions revenue. This table excludes interest income and interest expense on trading assets and liabilities, which are an integral part of the overall performance of the Firm’s client-driven market-making activities in CIB and cash deployment activities in Treasury-CIO. Refer to Note 6 for further information on interest income and interest expense. Trading revenue is presented primarily by instrument type. The Firm’s client-driven market-making businesses generally utilize a variety of instrument types in connection with their market-making and related risk-management activities; accordingly, the trading revenue presented in the table below is not representative of the total revenue of any individual line of business.

	Three months ended March 31,
(in millions)	2019	2018
Trading revenue by instrument type
Interest rate	$605	$774
Credit	559	380
Foreign exchange	888	1,024
Equity	1,615	1,627
Commodity	383	277
Total trading revenue	4,050	4,082
Private equity gains/(losses)	26	(130)
Principal transactions	$4,076	$3,952

Lending- and deposit-related fees
The following table presents the components of lending- and deposit-related fees.

	Three months ended March 31,
(in millions)	2019	2018
Lending-related fees	$290	$274
Deposit-related fees	1,192	1,203
Total lending- and deposit-related fees	$1,482	$1,477

Asset management, administration and commissions
The following table presents the components of Firmwide asset management, administration and commissions.

	Three months ended March 31,
(in millions)	2019	2018
Asset management fees
Investment management fees(a)	$2,577	$2,694
All other asset management fees(b)	69	66
Total asset management fees	2,646	2,760

Total administration fees(c)	535	561

Commissions and other fees
Brokerage commissions	586	652
All other commissions and fees	347	336
Total commissions and fees	933	988
Total asset management, administration and commissions	$4,114	$4,309

(a)	Represents fees earned from managing assets on behalf of the Firm’s clients, including investors in Firm-sponsored funds and owners of separately managed investment accounts.

(b)	Represents fees for services that are ancillary to investment management services, such as commissions earned on the sales or distribution of mutual funds to clients.

(c)	Predominantly includes fees for custody, securities lending, funds services and securities clearance.
Card income
The following table presents the components of card income:

	Three months ended March 31,
(in millions)	2019	2018
Interchange and merchant processing income	$4,721	$4,359
Rewards costs and partner payments	(3,236)	(2,884)
Other card income(a)	(211)	(200)
Total card income	$1,274	$1,275

(a)	Predominantly represents annual fees and new account origination costs, which are deferred and recognized on a straight-line basis over a 12-month period.
For information on operating lease income included within other income, refer to Note 16.
Noninterest expense
Other expense
Other expense on the Firm’s Consolidated statements of income included the following:

	Three months ended March 31,
(in millions)	2019	2018
Legal expense/(benefit)	$(81)	$70
FDIC-related expense	143	383

Note 6 – Interest income and Interest expense
For a description of JPMorgan Chase’s accounting policies regarding interest income and interest expense, refer to Note 7 of JPMorgan Chase’s 2018 Form 10-K.
The following table presents the components of interest income and interest expense.

	Three months ended March 31,
(in millions)	2019	2018
Interest income
Loans(a)	$12,880	$11,074
Taxable securities	1,705	1,313
Non-taxable securities(b)	363	410
Total investment securities(a)	2,068	1,723
Trading assets	2,769	2,103
Federal funds sold and securities purchased under resale agreements	1,647	731
Securities borrowed	356	62
Deposits with banks	1,170	1,321
All other interest-earning assets(c)	1,004	681
Total interest income	21,894	17,695
Interest expense
Interest-bearing deposits	2,188	1,060
Federal funds purchased and securities loaned or sold under repurchase agreements	1,110	578
Short-term borrowings(d)	427	209
Trading liabilities – debt and all other interest-bearing liabilities(e)	1,224	660
Long-term debt	2,342	1,753
Beneficial interest issued by consolidated VIEs	150	123
Total interest expense	7,441	4,383
Net interest income	14,453	13,312
Provision for credit losses	1,495	1,165
Net interest income after provision for credit losses	$12,958	$12,147

(a)	Includes the amortization/accretion of unearned income (e.g., purchase premiums/discounts, net deferred fees/costs, etc.).

(b)	Represents securities which are tax-exempt for U.S. federal income tax purposes.

(c)
Includes held-for-investment margin loans, which are classified in accrued interest and accounts receivable, and all other interest-earning assets which are classified in other assets on the Consolidated balance sheets.

(d)	Includes commercial paper.

(e)	Other interest-bearing liabilities include brokerage customer payables.

Note 7 – Pension and other postretirement employee benefit plans
For a discussion of JPMorgan Chase’s pension and OPEB plans, refer to Note 8 of JPMorgan Chase’s 2018 Form 10-K.
The following table presents the components of net periodic benefit costs reported in the Consolidated statements of income for the Firm’s U.S. and non-U.S. defined benefit pension, defined contribution and OPEB plans.

(in millions)	Three months ended March 31,
	2019	2018	2019	2018
	Pension plans		OPEB plans
Components of net periodic benefit cost
Benefits earned during the period	$89	$90	$—	$—
Interest cost on benefit obligations	150	139	6	6
Expected return on plan assets	(230)	(248)	(28)	(26)
Amortization:
Net (gain)/loss	42	26	—	—
Prior service (credit)/cost	1	(6)	—	—
Net periodic defined benefit cost	52	1	(22)	(20)
Other defined benefit pension plans(a)	6	6	NA	NA
Total defined benefit plans	58	7	(22)	(20)
Total defined contribution plans	220	210	NA	NA
Total pension and OPEB cost included in noninterest expense	$278	$217	$(22)	$(20)

(a)	Includes various defined benefit pension plans which are individually immaterial.
The following table presents the fair values of plan assets for the U.S. defined benefit pension and OPEB plans and for the material non-U.S. defined benefit pension plans.

(in billions)	March 31, 2019	December 31, 2018
Fair value of plan assets
Defined benefit pension plans	$19.2	$18.1
OPEB plans	2.8	2.6

There are no expected contributions to the U.S. defined benefit pension plan for 2019.

Note 8 – Employee share-based incentives
For a discussion of the accounting policies and other information relating to employee share-based incentives, refer to Note 9 of JPMorgan Chase’s 2018 Form 10-K.
The Firm recognized the following noncash compensation expense related to its various employee share-based incentive plans in its Consolidated statements of income.

	Three months ended March 31,
(in millions)	2019	2018
Cost of prior grants of RSUs, performance share units (“PSUs”) and stock appreciation rights (“SARs”) that are amortized over their applicable vesting periods	$339	$398
Accrual of estimated costs of share-based awards to be granted in future periods including those to full-career eligible employees	314	308
Total noncash compensation expense related to employee share-based incentive plans	$653	$706

In the first quarter of 2019, in connection with its annual incentive grant for the 2018 performance year, the Firm granted 21 million RSUs and 630 thousand PSUs with weighted-average grant date fair values of $98.98 per RSU and $98.96 per PSU.

Note 9 – Investment securities
Investment securities consist of debt securities that are classified as AFS or HTM. Debt securities classified as trading assets are discussed in Note 2. Predominantly all of the Firm’s AFS and HTM securities are held by Treasury and CIO in connection with its asset-liability management activities. At March 31, 2019, the investment securities portfolio consisted of debt securities with an average credit rating of AA+ (based upon external ratings where available, and where not available, based primarily upon internal ratings which correspond to ratings as defined by S&P and Moody’s). For additional information regarding the investment securities portfolio, refer to Note 10 of JPMorgan Chase’s 2018 Form 10-K.

The amortized costs and estimated fair values of the investment securities portfolio were as follows for the dates indicated.

	March 31, 2019				December 31, 2018
(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale securities
Mortgage-backed securities:
U.S. government agencies(a)	$74,131	$1,144	$352	$74,923	$69,026	$594	$974	$68,646
Residential:
U.S.	7,711	123	18	7,816	5,877	79	31	5,925
Non-U.S.	2,229	71	3	2,297	2,529	72	6	2,595
Commercial	6,685	63	61	6,687	6,758	43	147	6,654
Total mortgage-backed securities	90,756	1,401	434	91,723	84,190	788	1,158	83,820
U.S. Treasury and government agencies	58,491	302	29	58,764	55,771	366	78	56,059
Obligations of U.S. states and municipalities	32,649	1,847	9	34,487	36,221	1,582	80	37,723
Certificates of deposit	75	—	—	75	75	—	—	75
Non-U.S. government debt securities	21,608	436	9	22,035	23,771	351	20	24,102
Corporate debt securities	1,750	45	3	1,792	1,904	23	9	1,918
Asset-backed securities:
Collateralized loan obligations	21,037	3	111	20,929	19,612	1	176	19,437
Other	6,668	60	17	6,711	7,225	57	22	7,260
Total available-for-sale securities	233,034	4,094	612	236,516	228,769	3,168	1,543	230,394
Held-to-maturity securities
Mortgage-backed securities:
U.S. government agencies(b)	26,033	496	77	26,452	26,610	134	200	26,544
Total mortgage-backed securities	26,033	496	77	26,452	26,610	134	200	26,544
Obligations of U.S. states and municipalities	4,816	189	1	5,004	4,824	105	15	4,914
Total held-to-maturity securities	30,849	685	78	31,456	31,434	239	215	31,458
Total investment securities	$263,883	$4,779	$690	$267,972	$260,203	$3,407	$1,758	$261,852

(a)	Includes total U.S. government-sponsored enterprise obligations with fair values of $55.3 billion and $50.7 billion at March 31, 2019, and December 31, 2018, respectively.

(b)	Included total U.S. government-sponsored enterprise obligations with amortized cost of $20.4 billion and $20.9 billion at March 31, 2019, and December 31, 2018, respectively.

Investment securities impairment
The following tables present the fair value and gross unrealized losses for investment securities by aging category at March 31, 2019, and December 31, 2018.

	Investment securities with gross unrealized losses
	Less than 12 months		12 months or more
March 31, 2019 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale securities
Mortgage-backed securities:
U.S. government agencies	$8,230	$124	$17,215	$228	$25,445	$352
Residential:
U.S.	12	—	1,404	18	1,416	18
Non-U.S.	218	1	499	2	717	3
Commercial	383	2	2,407	59	2,790	61
Total mortgage-backed securities	8,843	127	21,525	307	30,368	434
U.S. Treasury and government agencies	8,112	29	218	—	8,330	29
Obligations of U.S. states and municipalities	1	—	868	9	869	9
Certificates of deposit	75	—	—	—	75	—
Non-U.S. government debt securities	2,274	3	1,477	6	3,751	9
Corporate debt securities	168	1	77	2	245	3
Asset-backed securities:
Collateralized loan obligations	15,862	81	2,725	30	18,587	111
Other	846	4	2,340	13	3,186	17
Total available-for-sale securities	36,181	245	29,230	367	65,411	612
Held-to-maturity securities
Mortgage-backed securities
U.S. government agencies	18	—	5,315	77	5,333	77
Total mortgage-backed securities	18	—	5,315	77	5,333	77
Obligations of U.S. states and municipalities	—	—	351	1	351	1
Total held-to-maturity securities	18	—	5,666	78	5,684	78
Total investment securities with gross unrealized losses	$36,199	$245	$34,896	$445	$71,095	$690

	Investment securities with gross unrealized losses
	Less than 12 months		12 months or more
December 31, 2018 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale securities
Mortgage-backed securities:
U.S. government agencies	$17,656	$318	$22,728	$656	$40,384	$974
Residential:
U.S.	623	4	1,445	27	$2,068	31
Non-U.S.	907	5	165	1	1,072	6
Commercial	974	6	3,172	141	4,146	147
Total mortgage-backed securities	20,160	333	27,510	825	47,670	1,158
U.S. Treasury and government agencies	4,792	7	2,391	71	7,183	78
Obligations of U.S. states and municipalities	1,808	15	2,477	65	4,285	80
Certificates of deposit	75	—	—	—	75	—
Non-U.S. government debt securities	3,123	5	1,937	15	5,060	20
Corporate debt securities	478	8	37	1	515	9
Asset-backed securities:
Collateralized loan obligations	18,681	176	—	—	18,681	176
Other	1,208	6	2,354	16	3,562	22
Total available-for-sale securities	50,325	550	36,706	993	87,031	1,543
Held-to-maturity securities
Mortgage-backed securities
U.S. government agencies	4,385	23	7,082	177	11,467	200
Total mortgage-backed securities	4,385	23	7,082	177	11,467	200
Obligations of U.S. states and municipalities	12	—	1,114	15	1,126	15
Total held-to-maturity securities	4,397	23	8,196	192	12,593	215
Total investment securities with gross unrealized losses	$54,722	$573	$44,902	$1,185	$99,624	$1,758

Other-than-temporary impairment
The Firm does not intend to sell any investment securities with an unrealized loss in AOCI as of March 31, 2019, and it is not likely that the Firm will be required to sell these securities before recovery of their amortized cost basis. Further, the Firm did not recognize any credit-related OTTI losses during the three months ended March 31, 2019 and 2018. Accordingly, the Firm believes that the investment securities with an unrealized loss in AOCI as of March 31, 2019, are not other-than-temporarily impaired. For additional information on other-than-temporary impairment, refer to Note 10 of JPMorgan Chase’s 2018 Form 10-K.

Investment securities gains and losses
The following table presents realized gains and losses and OTTI from AFS securities that were recognized in income.

	Three months ended March 31,
(in millions)	2019	2018
Realized gains	$261	$70
Realized losses	(248)	(295)
OTTI losses	—	(20)	(a)
Net investment securities gains/(losses)	$13	$(245)

(a) Represents OTTI losses recognized in income on investment securities the Firm intends to sell.

Changes in the credit loss component of credit-impaired debt securities
The cumulative credit loss component, including any changes therein, of OTTI losses that have been recognized in income related to AFS securities was not material as of and during the three month periods ended March 31, 2019 and 2018.

Contractual maturities and yields
The following table presents the amortized cost and estimated fair value at March 31, 2019, of JPMorgan Chase’s investment securities portfolio by contractual maturity.

By remaining maturity March 31, 2019 (in millions)	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years(c)	Total
Available-for-sale securities
Mortgage-backed securities(a)
Amortized cost	$296	$39	$8,442	$81,979	$90,756
Fair value	297	40	8,573	82,813	91,723
Average yield(b)	2.37%	3.44%	3.42%	3.57%	3.55%
U.S. Treasury and government agencies
Amortized cost	$20,060	$24,555	$7,784	$6,092	$58,491
Fair value	20,064	24,686	7,831	6,183	58,764
Average yield(b)	2.49%	2.69%	2.62%	2.92%	2.63%
Obligations of U.S. states and municipalities
Amortized cost	$144	$476	$1,706	$30,323	$32,649
Fair value	143	485	1,771	32,088	34,487
Average yield(b)	1.81%	4.21%	5.42%	4.98%	4.98%
Certificates of deposit
Amortized cost	$75	$—	$—	$—	$75
Fair value	75	—	—	—	75
Average yield(b)	0.49%	—%	—%	—%	0.49%
Non-U.S. government debt securities
Amortized cost	$5,744	$11,444	$4,420	$—	$21,608
Fair value	5,749	11,675	4,611	—	22,035
Average yield(b)	2.50%	2.28%	1.13%	—%	2.10%
Corporate debt securities
Amortized cost	$22	$1,018	$567	$143	$1,750
Fair value	22	1,042	578	150	1,792
Average yield(b)	4.07%	4.66%	4.47%	4.80%	4.60%
Asset-backed securities
Amortized cost	$—	$2,830	$5,155	$19,720	$27,705
Fair value	—	2,822	5,143	19,675	27,640
Average yield(b)	—%	2.88%	3.25%	3.48%	3.37%
Total available-for-sale securities
Amortized cost	$26,341	$40,362	$28,074	$138,257	$233,034
Fair value	26,350	40,750	28,507	140,909	236,516
Average yield(b)	2.48%	2.65%	2.95%	3.84%	3.37%
Held-to-maturity securities
Mortgage-backed securities(a)
Amortized cost	$—	$—	$3,477	$22,556	$26,033
Fair value	—	—	3,617	22,835	26,452
Average yield(b)	—%	—%	3.55%	3.33%	3.36%
Obligations of U.S. states and municipalities
Amortized cost	$—	$—	$32	$4,784	$4,816
Fair value	—	—	34	4,970	5,004
Average yield(b)	—%	—%	3.83%	4.11%	4.11%
Total held-to-maturity securities
Amortized cost	$—	$—	$3,509	$27,340	$30,849
Fair value	—	—	3,651	27,805	31,456
Average yield(b)	—%	—%	3.56%	3.47%	3.48%

(a)
As of March 31, 2019, mortgage-backed securities issued by Fannie Mae exceeded 10% of JPMorgan Chase’s total stockholders’ equity; the amortized cost and fair value of such securities was $52.0 billion and $52.9 billion, respectively.

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

Note 10 – Securities financing activities
For a discussion of accounting policies relating to securities financing activities, refer to Note 11 of JPMorgan Chase’s 2018 Form 10-K. For further information regarding securities borrowed and securities lending agreements for which the fair value option has been elected, refer to Note 3. For further information regarding assets pledged and collateral received in securities financing agreements, refer to Note 23.
The table below summarizes the gross and net amounts of the Firm’s securities financing agreements as of March 31, 2019 and December 31, 2018. When the Firm has obtained an appropriate legal opinion with respect to a master netting agreement with a counterparty and where other relevant netting criteria under U.S. GAAP are met, the Firm nets, on the Consolidated balance sheets, the balances outstanding under its securities financing agreements with the same counterparty. In addition, the Firm exchanges securities and/or cash collateral with its counterparty to reduce the economic exposure with the counterparty, but such collateral is not eligible for net Consolidated balance sheet presentation. Where the Firm has obtained an appropriate legal opinion with respect to the counterparty master netting agreement, such collateral, along with securities financing balances that do not meet all these relevant netting criteria under U.S. GAAP, is presented in the table below as “Amounts not nettable on the Consolidated balance sheets,” and reduces the “Net amounts” presented. Where a legal opinion has not been either sought or obtained, the securities financing balances are presented gross in the “Net amounts” below.

	March 31, 2019
(in millions)	Gross amounts	Amounts netted on the Consolidated balance sheets	Amounts presented on the Consolidated balance sheets(b)	Amounts not nettable on the Consolidated balance sheets(c)	Net amounts(d)
Assets
Securities purchased under resale agreements	$758,505	$(459,365)	$299,140	$(284,790)	$14,350
Securities borrowed	147,066	(23,880)	123,186	(86,241)	36,945
Liabilities
Securities sold under repurchase agreements	$667,703	$(459,365)	$208,338	$(190,697)	$17,641
Securities loaned and other(a)	40,722	(23,880)	16,842	(16,732)	110

	December 31, 2018
(in millions)	Gross amounts	Amounts netted on the Consolidated balance sheets	Amounts presented on the Consolidated balance sheets(b)	Amounts not nettable on the Consolidated balance sheets(c)	Net amounts(d)
Assets
Securities purchased under resale agreements	$691,116	$(369,612)	$321,504	$(308,854)	$12,650
Securities borrowed	132,955	(20,960)	111,995	(79,747)	32,248
Liabilities
Securities sold under repurchase agreements	$541,587	$(369,612)	$171,975	$(149,125)	$22,850
Securities loaned and other(a)	33,700	(20,960)	12,740	(12,358)	382

(a)
Includes securities-for-securities lending agreements of $3.3 billion at March 31, 2019 and December 31, 2018, accounted for at fair value, where the Firm is acting as lender. These amounts are presented within accounts payable and other liabilities in the Consolidated balance sheets.

(b)
Includes securities financing agreements accounted for at fair value. At March 31, 2019 and December 31, 2018, included securities purchased under resale agreements of $14.0 billion and $13.2 billion, respectively; securities sold under repurchase agreements of $971 million and $935 million, respectively; and securities borrowed of $5.6 billion and $5.1 billion, respectively. There were no securities loaned accounted for at fair value in either period.

(c)
In some cases, collateral exchanged with a counterparty exceeds the net asset or liability balance with that counterparty. In such cases, the amounts reported in this column are limited to the related net asset or liability with that counterparty.

(d)
Includes securities financing agreements that provide collateral rights, but where an appropriate legal opinion with respect to the master netting agreement has not been either sought or obtained. At March 31, 2019 and December 31, 2018, included $8.2 billion and $7.9 billion, respectively, of securities purchased under resale agreements; $34.5 billion and $30.3 billion, respectively, of securities borrowed; $15.9 billion and $21.5 billion, respectively, of securities sold under repurchase agreements; and $46 million and $25 million, respectively, of securities loaned and other.

The tables below present as of March 31, 2019, and December 31, 2018 the types of financial assets pledged in securities financing agreements and the remaining contractual maturity of the securities financing agreements.

	Gross liability balance
	March 31, 2019		December 31, 2018
(in millions)	Securities sold under repurchase agreements	Securities loaned and other	Securities sold under repurchase agreements	Securities loaned and other
Mortgage-backed securities
U.S. government agencies	$56,156	$—	$28,811	$—
Residential - nonagency	1,679	—	2,165	—
Commercial - nonagency	1,572	—	1,390	—
U.S. Treasury and government agencies	387,049	13	323,078	69
Obligations of U.S. states and municipalities	1,079	—	1,150	—
Non-U.S. government debt	189,092	3,163	154,900	4,313
Corporate debt securities	14,348	953	13,898	428
Asset-backed securities	2,734	—	3,867	—
Equity securities	13,994	36,593	12,328	28,890
Total	$667,703	$40,722	$541,587	$33,700

	Remaining contractual maturity of the agreements
	Overnight and continuous			Greater than 90 days
March 31, 2019 (in millions)		Up to 30 days	30 – 90 days		Total
Total securities sold under repurchase agreements	$354,509	$175,020	$77,551	$60,623	$667,703
Total securities loaned and other	31,657	943	834	7,288	40,722

	Remaining contractual maturity of the agreements
	Overnight and continuous			Greater than 90 days
December 31, 2018 (in millions)		Up to 30 days	30 – 90 days		Total
Total securities sold under repurchase agreements	$247,579	$174,971	$71,637	$47,400	$541,587
Total securities loaned and other	28,402	997	2,132	2,169	33,700
Transfers not qualifying for sale accounting
At March 31, 2019, and December 31, 2018, the Firm held $1.7 billion and $2.1 billion, respectively, of financial assets for which the rights have been transferred to third parties; however, the transfers did not qualify as a sale in accordance with U.S. GAAP. These transfers have been recognized as collateralized financing transactions. The transferred assets are recorded in trading assets and loans, and the corresponding liabilities are recorded predominantly in short-term borrowings on the Consolidated balance sheets. The prior period amount has been revised to conform with the current period presentation.

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

For a detailed discussion of loans, including accounting policies, refer to Note 12 of JPMorgan Chase’s 2018 Form 10-K. Refer to Note 3 of this Form 10-Q for further information on the Firm’s elections of fair value accounting under the fair value option. Refer to Note 2 of this Form 10-Q for information on loans carried at fair value and classified as trading assets.

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
• Home equity(c)
Other consumer loans(d)
• Auto
• Consumer & Business Banking(e)
Residential real estate – PCI
• Home equity
• Prime mortgage
• Subprime mortgage
• Option ARMs
	• Credit card loans	• Commercial and industrial • Real estate • Financial institutions • Governments & Agencies • Other(g)

(a)	Includes loans held in CCB, prime mortgage and home equity loans held in AWM and prime mortgage loans held in Corporate.

(b)	Predominantly includes prime loans (including option ARMs).

(c)	Includes senior and junior lien home equity loans.

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

(g)
Includes loans to: individuals and individual entities (predominantly consists of Wealth Management clients within AWM and includes exposure to personal investment companies and personal and testamentary trusts), SPEs and Private education and civic organizations. For more information on SPEs, refer to Note 14 of JPMorgan Chase’s 2018 Form 10-K.

The following tables summarize the Firm’s loan balances by portfolio segment.

March 31, 2019	Consumer, excluding credit card	Credit card(a)	Wholesale	Total
(in millions)
Retained	$359,715	$150,515	$433,611	$943,841	(b)
Held-for-sale	4,199	12	4,474	8,685
At fair value	—	—	3,719	3,719
Total	$363,914	$150,527	$441,804	$956,245

December 31, 2018	Consumer, excluding credit card	Credit card(a)	Wholesale	Total
(in millions)
Retained	$373,637	$156,616	$439,162	$969,415	(b)
Held-for-sale	95	16	11,877	11,988
At fair value	—	—	3,151	3,151
Total	$373,732	$156,632	$454,190	$984,554

(a)	Includes accrued interest and fees net of an allowance for the uncollectible portion of accrued interest and fee income.

(b)
Loans (other than PCI loans and loans for which the fair value option has been elected) are presented net of unamortized discounts and premiums and net deferred loan fees or costs. These amounts were not material as of March 31, 2019, and December 31, 2018.

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

	2019					2018
Three months ended March 31, (in millions)	Consumer, excluding credit card		Credit card	Wholesale	Total	Consumer, excluding credit card		Credit card	Wholesale	Total
Purchases	$551	(a)(b)	$—	$229	$780	$1,071	(a)(b)	$—	$1,098	$2,169
Sales	8,658		—	5,445	14,103	481		—	3,689	4,170
Retained loans reclassified to held-for-sale	4,113		—	501	4,614	36		—	868	904

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

(b)
Excludes purchases of retained loans sourced through the correspondent origination channel and underwritten in accordance with the Firm’s standards. Such purchases were $3.2 billion and $3.6 billion for the three months ended March 31, 2019 and 2018, respectively.

Gains and losses on sales of loans
Gains and losses on sales of loans (including adjustments to record loans held-for-sale at the lower of cost or fair value) recognized in other income were not material to the Firm for the three months ended March 31, 2019 and 2018. In addition, the sale of loans may also result in write downs, recoveries or changes in the allowance recognized in the provision for credit losses.
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
The following table provides information about retained consumer loans, excluding credit card, by class.

(in millions)	March 31, 2019	December 31, 2018
Residential real estate – excluding PCI
Residential mortgage	$220,158	$231,078
Home equity	27,072	28,340
Other consumer loans
Auto	62,786	63,573
Consumer & Business Banking	26,492	26,612
Residential real estate – PCI
Home equity	8,584	8,963
Prime mortgage	4,529	4,690
Subprime mortgage	1,909	1,945
Option ARMs	8,185	8,436
Total retained loans	$359,715	$373,637
For further information on consumer credit quality indicators, refer to Note 12 of JPMorgan Chase’s 2018 Form 10-K.

Residential real estate – excluding PCI loans
The following table provides information by class for retained residential real estate – excluding PCI loans.

Residential real estate – excluding PCI loans
(in millions, except ratios)	Residential mortgage		Home equity		Total residential real estate – excluding PCI
	Mar 31, 2019	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018
Loan delinquency(a)
Current	$215,815	$225,899	$26,422	$27,611	$242,237	$253,510
30–149 days past due	2,179	2,763	399	453	2,578	3,216
150 or more days past due	2,164	2,416	251	276	2,415	2,692
Total retained loans	$220,158	$231,078	$27,072	$28,340	$247,230	$259,418
% of 30+ days past due to total retained loans(b)	0.53%	0.48%	2.40%	2.57%	0.73%	0.71%
90 or more days past due and government guaranteed(c)	$2,120	$2,541	$—	$—	$2,120	$2,541
Nonaccrual loans	1,755	1,765	1,276	1,323	3,031	3,088
Current estimated LTV ratios(d)(e)
Greater than 125% and refreshed FICO scores:
Equal to or greater than 660	$24	$25	$5	$6	$29	$31
Less than 660	11	13	1	1	12	14
101% to 125% and refreshed FICO scores:
Equal to or greater than 660	23	37	86	111	109	148
Less than 660	39	53	29	38	68	91
80% to 100% and refreshed FICO scores:
Equal to or greater than 660	4,465	3,977	867	986	5,332	4,963
Less than 660	228	281	270	326	498	607
Less than 80% and refreshed FICO scores:
Equal to or greater than 660	202,482	212,505	21,811	22,632	224,293	235,137
Less than 660	6,442	6,457	3,185	3,355	9,627	9,812
No FICO/LTV available	826	813	818	885	1,644	1,698
U.S. government-guaranteed	5,618	6,917	—	—	5,618	6,917
Total retained loans	$220,158	$231,078	$27,072	$28,340	$247,230	$259,418
Geographic region(f)
California	$71,894	$74,759	$5,518	$5,695	$77,412	$80,454
New York	27,556	28,847	5,488	5,769	33,044	34,616
Illinois	14,607	15,249	2,026	2,131	16,633	17,380
Texas	13,034	13,769	1,752	1,819	14,786	15,588
Florida	10,428	10,704	1,496	1,575	11,924	12,279
Washington	7,974	8,304	835	869	8,809	9,173
Colorado	7,884	8,140	492	521	8,376	8,661
New Jersey	6,804	7,302	1,558	1,642	8,362	8,944
Massachusetts	6,350	6,574	225	236	6,575	6,810
Arizona	4,167	4,434	1,097	1,158	5,264	5,592
All other(g)	49,460	52,996	6,585	6,925	56,045	59,921
Total retained loans	$220,158	$231,078	$27,072	$28,340	$247,230	$259,418

(a)
Individual delinquency classifications include mortgage loans insured by U.S. government agencies as follows: current included $2.4 billion and $2.8 billion; 30–149 days past due included $1.5 billion and $2.1 billion; and 150 or more days past due included $1.7 billion and $2.0 billion at March 31, 2019, and December 31, 2018, respectively.

(b)
At March 31, 2019, and December 31, 2018, residential mortgage loans excluded mortgage loans insured by U.S. government agencies of $3.2 billion and $4.1 billion, respectively, that are 30 or more days past due. These amounts have been excluded based upon the government guarantee.

(c)
These balances, which are 90 days or more past due, were excluded from nonaccrual loans as the loans are guaranteed by U.S government agencies. Typically the principal balance of the loans is insured and interest is guaranteed at a specified reimbursement rate subject to meeting agreed-upon servicing guidelines. At March 31, 2019, and December 31, 2018, these balances included $880 million and $999 million, respectively, of loans that are no longer accruing interest based on the agreed-upon servicing guidelines. For the remaining balance, interest is being accrued at the guaranteed reimbursement rate. There were no loans that were not guaranteed by U.S. government agencies that are 90 or more days past due and still accruing interest at March 31, 2019, and December 31, 2018.

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

(e)	Refreshed FICO scores represent each borrower’s most recent credit score, which is obtained by the Firm on at least a quarterly basis.

(f)	The geographic regions presented in the table are ordered based on the magnitude of the corresponding loan balances at March 31, 2019.

(g)
At March 31, 2019, and December 31, 2018, included mortgage loans insured by U.S. government agencies of $5.6 billion and $6.9 billion, respectively. These amounts have been excluded from the geographic regions presented based upon the government guarantee.

Approximately 37% of the home equity portfolio are senior lien loans; the remaining balance are junior lien HELOANs or HELOCs. The following table provides the Firm’s delinquency statistics for junior lien home equity loans and lines of credit as of March 31, 2019, and December 31, 2018.

	Total loans		Total 30+ day delinquency rate
(in millions, except ratios)	Mar 31, 2019	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018

HELOCs:(a)
Within the revolving period(b)	$5,516	$5,608	0.25%	0.25%
Beyond the revolving period	10,635	11,286	2.66	2.80
HELOANs	966	1,030	2.38	2.82
Total	$17,117	$17,924	1.87%	2.00%

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

Impaired loans
The table below sets forth information about the Firm’s residential real estate impaired loans, excluding PCI loans. These loans are considered to be impaired as they have been modified in a TDR. All impaired loans are evaluated for an asset-specific allowance as described in Note 13 of JPMorgan Chase’s 2018 Form 10-K.

(in millions)	Residential mortgage		Home equity		Total residential real estate – excluding PCI
	Mar 31, 2019	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018
Impaired loans
With an allowance	$3,296	$3,381	$1,122	$1,142	$4,418	$4,523
Without an allowance(a)	1,203	1,184	874	870	2,077	2,054
Total impaired loans(b)(c)	$4,499	$4,565	$1,996	$2,012	$6,495	$6,577
Allowance for loan losses related to impaired loans	$66	$88	$15	$45	$81	$133
Unpaid principal balance of impaired loans(d)	6,120	6,207	3,434	3,466	9,554	9,673
Impaired loans on nonaccrual status(e)	1,456	1,459	960	955	2,416	2,414

(a)
Represents collateral-dependent residential real estate loans that are charged off to the fair value of the underlying collateral less cost to sell. The Firm reports, in accordance with regulatory guidance, residential real estate loans that have been discharged under Chapter 7 bankruptcy and not reaffirmed by the borrower (“Chapter 7 loans”) as collateral-dependent nonaccrual TDRs, regardless of their delinquency status. At March 31, 2019, Chapter 7 residential real estate loans included approximately 12% of residential mortgages and 8% of home equity that were 30 days or more past due.

(b)
At March 31, 2019, and December 31, 2018, $3.3 billion and $4.1 billion, respectively, of loans modified subsequent to repurchase from Ginnie Mae in accordance with the standards of the appropriate government agency (i.e., FHA, VA, RHS) are not included in the table above. When such loans perform subsequent to modification in accordance with Ginnie Mae guidelines, they are generally sold back into Ginnie Mae loan pools. Modified loans that do not re-perform become subject to foreclosure.

(c)	Predominantly all residential real estate impaired loans, excluding PCI loans, are in the U.S.

(d)
Represents the contractual amount of principal owed at March 31, 2019, and December 31, 2018. The unpaid principal balance differs from the impaired loan balances due to various factors including charge-offs, net deferred loan fees or costs, and unamortized discounts or premiums on purchased loans.

(e)
At March 31, 2019 and December 31, 2018, nonaccrual loans included $1.9 billion and $2.0 billion, respectively, of TDRs for which the borrowers were less than 90 days past due. For additional information about loans modified in a TDR that are on nonaccrual status refer to the Loan accounting framework in Note 12 of JPMorgan Chase’s 2018 Form 10-K.

The following table presents average impaired loans and the related interest income reported by the Firm.

Three months ended March 31, (in millions)	Average impaired loans		Interest income on impaired loans(a)		Interest income on impaired loans on a cash basis(a)
	2019	2018	2019	2018	2019	2018
Residential mortgage	$4,536	$5,608	$59	$70	$17	$19
Home equity	2,001	2,123	33	32	21	21
Total residential real estate – excluding PCI	$6,537	$7,731	$92	$102	$38	$40

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

The following table presents new TDRs reported by the Firm.

	Three months ended March 31,
(in millions)	2019	2018
Residential mortgage	$69	$147
Home equity	66	103
Total residential real estate – excluding PCI	$135	$250

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

Three months ended March 31,					Total residential real estate – excluding PCI
	Residential mortgage		Home equity
	2019	2018	2019	2018	2019	2018
Number of loans approved for a trial modification	737	299	521	460	1,258	759
Number of loans permanently modified	443	969	1,107	1,798	1,550	2,767
Concession granted:(a)
Interest rate reduction	61%	20%	84%	49%	78%	39%
Term or payment extension	88	28	61	51	68	43
Principal and/or interest deferred	27	57	7	25	12	36
Principal forgiveness	6	6	6	5	6	5
Other(b)	36	49	70	60	60	56

(a)
Represents concessions granted in permanent modifications as a percentage of the number of loans permanently modified. The sum of the percentages exceeds 100% because predominantly all of the modifications include more than one type of concession. Concessions offered on trial modifications are generally consistent with those granted on permanent modifications.

(b)
Includes variable interest rate to fixed interest rate modifications and forbearances that meet the definition of a TDR for the three months ended March 31, 2019 and 2018. Forbearances suspend or reduce monthly payments for a specific period of time to address a temporary hardship.

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

Three months ended March 31, (in millions, except weighted-average data)	Residential mortgage		Home equity		Total residential real estate – excluding PCI
	2019	2018	2019	2018	2019	2018
Weighted-average interest rate of loans with interest rate reductions – before TDR	6.63%	5.11%	5.63%	5.11%	5.94%	5.11%
Weighted-average interest rate of loans with interest rate reductions – after TDR	4.68	3.45	3.70	3.05	4.00	3.19
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – before TDR	21	24	20	19	20	21
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – after TDR	38	36	38	38	38	37
Charge-offs recognized upon permanent modification	$—	$—	$—	$1	$—	$1
Principal deferred	3	6	1	2	4	8
Principal forgiven	1	3	1	2	2	5
Balance of loans that redefaulted within one year of permanent modification(a)	$37	$23	$19	$15	$56	$38

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

At March 31, 2019, the weighted-average estimated remaining lives of residential real estate loans, excluding PCI loans, permanently modified in TDRs were 9 years for both residential mortgage and home equity. The estimated remaining lives of these loans reflect estimated prepayments, both voluntary and involuntary (i.e., foreclosures and other forced liquidations).

Active and suspended foreclosure
At March 31, 2019, and December 31, 2018, the Firm had non-PCI residential real estate loans, excluding those insured by U.S. government agencies, with a carrying value of $654 million and $653 million, respectively, that were not included in REO, but were in the process of active or suspended foreclosure.

Other consumer loans
The table below provides information for other consumer retained loan classes, including auto and business banking loans.

(in millions, except ratios)	Auto		Consumer & Business Banking		Total other consumer
	Mar 31, 2019	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018
Loan delinquency
Current	$62,389	$62,984	$26,143	$26,249	$88,532	$89,233
30–119 days past due	397	589	223	252	620	841
120 or more days past due	—	—	126	111	126	111
Total retained loans	$62,786	$63,573	$26,492	$26,612	$89,278	$90,185
% of 30+ days past due to total retained loans	0.63%	0.93%	1.32%	1.36%	0.84%	1.06%
Nonaccrual loans(a)	111	128	247	245	358	373
Geographic region(b)
California	$8,201	$8,330	$5,676	$5,520	$13,877	$13,850
Texas	6,489	6,531	3,010	2,993	9,499	9,524
New York	3,800	3,863	4,305	4,381	8,105	8,244
Illinois	3,631	3,716	1,729	2,046	5,360	5,762
Florida	3,243	3,256	1,528	1,502	4,771	4,758
Arizona	2,042	2,084	1,280	1,491	3,322	3,575
Ohio	1,964	1,973	1,222	1,305	3,186	3,278
New Jersey	1,972	1,981	791	723	2,763	2,704
Michigan	1,331	1,357	1,303	1,329	2,634	2,686
Colorado	1,679	1,722	697	680	2,376	2,402
All other	28,434	28,760	4,951	4,642	33,385	33,402
Total retained loans	$62,786	$63,573	$26,492	$26,612	$89,278	$90,185
Loans by risk ratings(c)
Noncriticized	$15,506	$15,749	$18,618	$18,743	$34,124	$34,492
Criticized performing	246	273	742	751	988	1,024
Criticized nonaccrual	—	—	203	191	203	191

(a)	There were no loans that were 90 or more days past due and still accruing interest at March 31, 2019, and December 31, 2018.

(b)	The geographic regions presented in this table are ordered based on the magnitude of the corresponding loan balances at March 31, 2019.

(c)	For risk-rated business banking and auto loans, the primary credit quality indicator is the risk rating of the loan, including whether the loans are considered to be criticized and/or nonaccrual.

Other consumer impaired loans and loan
modifications
The table below sets forth information about the Firm’s other consumer impaired loans, including risk-rated business banking and auto loans that have been placed on nonaccrual status, and loans that have been modified in TDRs.

(in millions)	March 31, 2019	December 31, 2018
Impaired loans
With an allowance	$242	$222
Without an allowance(a)	21	29
Total impaired loans(b)(c)	$263	$251
Allowance for loan losses related to impaired loans	$70	$63
Unpaid principal balance of impaired loans(d)	368	355
Impaired loans on nonaccrual status	241	229

(a)
When discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, the loan does not require an allowance. This typically occurs when the impaired loans have been partially charged off and/or there have been interest payments received and applied to the loan balance.

(b)	Predominantly all other consumer impaired loans are in the U.S.

(c)
Other consumer average impaired loans were $268 million and $298 million for the three months ended March 31, 2019 and 2018, respectively. The related interest income on impaired loans, including those on a cash basis, was not material for the three March 31, 2019 and 2018.

(d)
Represents the contractual amount of principal owed at March 31, 2019, and December 31, 2018. The unpaid principal balance differs from the impaired loan balances due to various factors, including charge-offs, interest payments received and applied to the principal balance, net deferred loan fees or costs, and unamortized discounts or premiums on purchased loans.

Loan modifications
Certain other consumer loan modifications are considered to be TDRs as they provide various concessions to borrowers who are experiencing financial difficulty. All of these TDRs are reported as impaired loans. Refer to Note 12 of JPMorgan Chase’s 2018 Form 10-K for further information on other consumer loans modified in TDRs.
At March 31, 2019 and December 31, 2018, other consumer loans modified in TDRs were $76 million and $79 million, respectively. The impact of these modifications, as well as new TDRs, were not material to the Firm for the three months ended March 31, 2019 and 2018. Additional commitments to lend to borrowers whose loans have been modified in TDRs as of March 31, 2019 and December 31, 2018 were not material. TDRs on nonaccrual status were $54 million and $57 million at March 31, 2019 and December 31, 2018, respectively.

Purchased credit-impaired loans
For a detailed discussion of PCI loans, including the related accounting policies, refer to Note 12 of JPMorgan Chase’s 2018 Form 10-K.
Residential real estate – PCI loans
The table below sets forth information about the Firm’s consumer, excluding credit card, PCI loans.

(in millions, except ratios)	Home equity		Prime mortgage		Subprime mortgage		Option ARMs		Total PCI
	Mar 31, 2019	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018
Carrying value(a)	$8,584	$8,963	$4,529	$4,690	$1,909	$1,945	$8,185	$8,436	$23,207	$24,034
Loan delinquency (based on unpaid principal balance)
Current	$8,299	$8,624	$4,092	$4,226	$2,004	$2,033	$7,391	$7,592	$21,786	$22,475
30–149 days past due	246	278	256	259	268	286	381	398	1,151	1,221
150 or more days past due	225	242	202	223	123	123	427	457	977	1,045
Total loans	$8,770	$9,144	$4,550	$4,708	$2,395	$2,442	$8,199	$8,447	$23,914	$24,741
% of 30+ days past due to total loans	5.37%	5.69%	10.07%	10.24%	16.33%	16.75%	9.85%	10.12%	8.90%	9.16%
Current estimated LTV ratios (based on unpaid principal balance)(b)(c)
Greater than 125% and refreshed FICO scores:
Equal to or greater than 660	$17	$17	$2	$1	$—	$—	$3	$3	$22	$21
Less than 660	10	13	6	7	9	9	6	7	31	36
101% to 125% and refreshed FICO scores:
Equal to or greater than 660	119	135	8	6	5	4	21	17	153	162
Less than 660	53	65	19	22	30	35	22	33	124	155
80% to 100% and refreshed FICO scores:
Equal to or greater than 660	766	805	78	75	59	54	123	119	1,026	1,053
Less than 660	324	388	86	112	133	161	145	190	688	851
Lower than 80% and refreshed FICO scores:
Equal to or greater than 660	5,480	5,548	2,788	2,689	826	739	5,316	5,111	14,410	14,087
Less than 660	1,757	1,908	1,365	1,568	1,230	1,327	2,248	2,622	6,600	7,425
No FICO/LTV available	244	265	198	228	103	113	315	345	860	951
Total unpaid principal balance	$8,770	$9,144	$4,550	$4,708	$2,395	$2,442	$8,199	$8,447	$23,914	$24,741
Geographic region (based on unpaid principal balance)(d)
California	$5,196	$5,420	$2,490	$2,578	$583	$593	$4,666	$4,798	$12,935	$13,389
Florida	941	976	317	332	229	234	691	713	2,178	2,255
New York	507	525	359	365	264	268	491	502	1,621	1,660
Washington	401	419	94	98	42	44	171	177	708	738
Illinois	224	233	150	154	121	123	195	199	690	709
New Jersey	202	210	128	134	85	88	243	258	658	690
Massachusetts	63	65	111	113	73	73	233	240	480	491
Maryland	47	48	94	95	94	96	171	178	406	417
Virginia	51	54	88	91	36	37	204	211	379	393
Arizona	159	165	66	69	42	43	109	112	376	389
All other	979	1,029	653	679	826	843	1,025	1,059	3,483	3,610
Total unpaid principal balance	$8,770	$9,144	$4,550	$4,708	$2,395	$2,442	$8,199	$8,447	$23,914	$24,741

(a)	Carrying value includes the effect of fair value adjustments that were applied to the consumer PCI portfolio at the date of acquisition.

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

(c)	Refreshed FICO scores represent each borrower’s most recent credit score, which is obtained by the Firm on at least a quarterly basis.

(d)	The geographic regions presented in the table are ordered based on the magnitude of the corresponding loan balances at March 31, 2019.

Approximately 26% of the PCI home equity portfolio are senior lien loans; the remaining balance are junior lien HELOANs or HELOCs. The following table represents the Firm’s delinquency statistics for PCI junior lien home equity loans and lines of credit based on the unpaid principal balance as of March 31, 2019, and December 31, 2018.

	Total loans		Total 30+ day delinquency rate
(in millions, except ratios)	Mar 31, 2019	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018

HELOCs(a)(b)	6,256	6,531	3.80%	4.00%
HELOANs	266	280	3.76	3.57
Total	$6,522	$6,811	3.80%	3.98%

(a)
In general, these HELOCs are revolving loans for a 10-year period, after which time the HELOC converts to an interest-only loan with a balloon payment at the end of the loan’s term. Substantially all HELOCs are beyond the revolving period.

(b)	Includes loans modified into fixed rate amortizing loans.
The table below presents the accretable yield activity for the Firm’s PCI consumer loans for the three months ended March 31, 2019 and 2018, and represents the Firm’s estimate of gross interest income expected to be earned over the remaining life of the PCI loan portfolios. The table excludes the cost to fund the PCI portfolios, and therefore the accretable yield does not represent net interest income expected to be earned on these portfolios.

	Total PCI
(in millions, except ratios)	Three months ended March 31,
	2019	2018
Beginning balance	$8,422	$11,159
Accretion into interest income	(286)	(328)
Changes in interest rates on variable-rate loans	(16)	280
Other changes in expected cash flows(a)	(77)	(861)
Balance at March 31	$8,043	$10,250
Accretable yield percentage	5.31%	4.78%

(a)
Other changes in expected cash flows may vary from period to period as the Firm continues to refine its cash flow model, for example cash flows expected to be collected due to the impact of modifications and changes in prepayment assumptions.

Active and suspended foreclosure
At March 31, 2019, and December 31, 2018, the Firm had PCI residential real estate loans with an unpaid principal balance of $916 million and $964 million, respectively, that were not included in REO, but were in the process of active or suspended foreclosure.

Credit card loan portfolio
For further information on the credit card loan portfolio, including credit quality indicators, refer to Note 12 of JPMorgan Chase’s 2018 Form 10-K.
The table below sets forth information about the Firm’s credit card loans.

(in millions, except ratios)	March 31, 2019	December 31, 2018
Loan delinquency
Current and less than 30 days past due and still accruing	$147,726	$153,746
30–89 days past due and still accruing	1,334	1,426
90 or more days past due and still accruing	1,455	1,444
Total retained loans	$150,515	$156,616
Loan delinquency ratios
% of 30+ days past due to total retained loans	1.85%	1.83%
% of 90+ days past due to total retained loans	0.97	0.92
Geographic region(a)
California	$22,935	$23,757
Texas	14,784	15,085
New York	13,054	13,601
Florida	9,527	9,770
Illinois	8,591	8,938
New Jersey	6,402	6,739
Ohio	4,830	5,094
Pennsylvania	4,693	4,996
Colorado	4,185	4,309
Michigan	3,713	3,912
All other	57,801	60,415
Total retained loans	$150,515	$156,616
Percentage of portfolio based on carrying value with estimated refreshed FICO scores
Equal to or greater than 660	83.1%	84.2%
Less than 660	15.6	15.0
No FICO available	1.3	0.8

(a)	The geographic regions presented in the table are ordered based on the magnitude of the corresponding loan balances at March 31, 2019.

Credit card impaired loans and loan modifications
For a detailed discussion of impaired credit card loans, including credit card loan modifications, refer to Note 12 of JPMorgan Chase’s 2018 Form 10-K.
The table below sets forth information about the Firm’s impaired credit card loans. All of these loans are considered to be impaired as they have been modified in TDRs.

(in millions)	March 31, 2019	December 31, 2018
Impaired credit card loans with an allowance(a)(b)(c)	$1,365	$1,319
Allowance for loan losses related to impaired credit card loans	461	440

(a)	The carrying value and the unpaid principal balance are the same for credit card impaired loans.

(b)	There were no impaired loans without an allowance.

(c)	Predominantly all impaired credit card loans are in the U.S.
The following table presents average balances of impaired credit card loans and interest income recognized on those loans.

	Three months ended March 31,
(in millions)	2019	2018
Average impaired credit card loans	$1,340	$1,224
Interest income on impaired credit card loans	17	15

Loan modifications
The Firm may offer one of a number of loan modification programs to credit card borrowers who are experiencing financial difficulty. Most of the credit card loans have been modified under long-term programs for borrowers who are experiencing financial difficulties. These modifications involve placing the customer on a fixed payment plan, generally for 60 months, and typically include reducing the interest rate on the credit card. Substantially all modifications are considered to be TDRs. New enrollments in these loan modification programs were $249 million and $223 million for the three months ended March 31, 2019 and 2018, respectively. For all periods disclosed, new enrollments were less than 1% of total retained credit card loans.
For additional information about credit card loan modifications, refer to Note 12 of JPMorgan Chase’s 2018 Form 10-K.

Financial effects of modifications and redefaults
The following table provides information about the financial effects of the concessions granted on credit card loans modified in TDRs and redefaults for the periods presented.

(in millions, except weighted-average data)	Three months ended March 31,
	2019	2018
Weighted-average interest rate of loans – before TDR	19.13%	17.25%
Weighted-average interest rate of loans – after TDR	5.03	5.20
Loans that redefaulted within one year of modification(a)(b)	$34	$26

(a)
Represents loans modified in TDRs that experienced a payment default in the periods presented, and for which the payment default occurred within one year of the modification. The amounts presented represent the balance of such loans as of the end of the quarter in which they defaulted.

(b)	The prior period amount has been revised to conform with the current period presentation.
For credit card loans modified in TDRs, payment default is deemed to have occurred when the borrower misses two consecutive contractual payments. A substantial portion of these loans are expected to be charged-off in accordance with the Firm’s standard charge-off policy. Based on historical experience, the estimated weighted-average default rate for modified credit card loans was expected to be 33.71% and 33.38% as of March 31, 2019, and December 31, 2018, respectively.

Wholesale loan portfolio
Wholesale loans include loans made to a variety of clients, ranging from large corporate and institutional clients to high-net-worth individuals. The primary credit quality indicator for wholesale loans is the risk rating assigned to each loan. For further information on these risk ratings, refer to Note 12 and Note 13 of JPMorgan Chase’s 2018 Form 10-K.

The table below provides information by class of receivable for the retained loans in the Wholesale portfolio segment.

	Commercial and industrial		Real estate		Financial institutions		Governments & Agencies		Other(d)		Total retained loans
(in millions, except ratios)	Mar 31, 2019	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018
Loans by risk ratings
Investment-grade	$71,503	$73,497	$99,755	$100,107	$31,909	$32,178	$13,299	$13,984	$116,048	$119,963	$332,514	$339,729
Noninvestment-grade:
Noncriticized	53,916	51,720	15,499	14,876	15,277	15,316	299	201	9,398	11,478	94,389	93,591
Criticized performing	4,015	3,738	808	620	72	150	2	2	241	182	5,138	4,692
Criticized nonaccrual	1,106	851	111	134	19	4	—	—	334	161	1,570	1,150
Total noninvestment- grade	59,037	56,309	16,418	15,630	15,368	15,470	301	203	9,973	11,821	101,097	99,433
Total retained loans	$130,540	$129,806	$116,173	$115,737	$47,277	$47,648	$13,600	$14,187	$126,021	$131,784	$433,611	$439,162
% of total criticized exposure to total retained loans	3.92%	3.54%	0.79%	0.65%	0.19%	0.32%	0.01%	0.01%	0.46%	0.26%	1.55%	1.33%
% of criticized nonaccrual to total retained loans	0.85	0.66	0.10	0.12	0.04	0.01	—	—	0.27	0.12	0.36	0.26

Loans by geographic distribution(a)
Total non-U.S.	$31,754	$29,572	$3,422	$2,967	$18,796	$18,524	$3,121	$3,150	$46,835	$48,433	$103,928	$102,646
Total U.S.	98,786	100,234	112,751	112,770	28,481	29,124	10,479	11,037	79,186	83,351	329,683	336,516
Total retained loans	$130,540	$129,806	$116,173	$115,737	$47,277	$47,648	$13,600	$14,187	$126,021	$131,784	$433,611	$439,162

Loan delinquency(b)
Current and less than 30 days past due and still accruing	$129,112	$128,678	$115,889	$115,533	$47,140	$47,622	$13,590	$14,165	$124,275	$130,918	$430,006	$436,916
30–89 days past due and still accruing	295	109	170	67	118	12	3	18	1,409	702	1,995	908
90 or more days past due and still accruing(c)	27	168	3	3	—	10	7	4	3	3	40	188
Criticized nonaccrual	1,106	851	111	134	19	4	—	—	334	161	1,570	1,150
Total retained loans	$130,540	$129,806	$116,173	$115,737	$47,277	$47,648	$13,600	$14,187	$126,021	$131,784	$433,611	$439,162

(a)	The U.S. and non-U.S. distribution is determined based predominantly on the domicile of the borrower.

(b)
The credit quality of wholesale loans is assessed primarily through ongoing review and monitoring of an obligor’s ability to meet contractual obligations rather than relying on the past due status, which is generally a lagging indicator of credit quality. For a further discussion, refer to Note 12 of JPMorgan Chase’s 2018 Form 10-K.

(c)	Represents loans that are considered well-collateralized and therefore still accruing interest.

(d)
Other includes individuals and individual entities (predominantly consists of Wealth Management clients within AWM and includes exposure to personal investment companies and personal and testamentary trusts), SPEs and Private education and civic organizations. For more information on SPEs, refer to Note 14 of JPMorgan Chase’s 2018 Form 10-K.

The following table presents additional information on the real estate class of loans within the Wholesale portfolio for the periods indicated. For further information on real estate loans, refer to Note 12 of JPMorgan Chase’s 2018 Form 10-K.

(in millions, except ratios)	Multifamily		Other commercial		Total real estate loans
	Mar 31, 2019	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018
Real estate retained loans	$79,263	$79,184	$36,910	$36,553	$116,173	$115,737
Criticized exposure	501	388	418	366	919	754
% of total criticized exposure to total real estate retained loans	0.63%	0.49%	1.13%	1.00%	0.79%	0.65%
Criticized nonaccrual	$42	$57	$69	$77	$111	$134
% of criticized nonaccrual loans to total real estate retained loans	0.05%	0.07%	0.19%	0.21%	0.10%	0.12%

Wholesale impaired retained loans and loan modifications
Wholesale impaired retained loans consist of loans that have been placed on nonaccrual status and/or that have been modified in a TDR. All impaired loans are evaluated for an asset-specific allowance as described in Note 13 of JPMorgan Chase’s 2018 Form 10-K.
The table below sets forth information about the Firm’s wholesale impaired retained loans.

(in millions)	Commercial and industrial		Real estate		Financial institutions		Governments & Agencies		Other		Total retained loans
	Mar 31, 2019	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018	Mar 31, 2019		Dec 31, 2018
Impaired loans
With an allowance	$992	$807	$90	$107	$19	$4	$—	$—	$343	$152	$1,444		$1,070
Without an allowance(a)	168	140	24	27	—	—	—	—	2	13	194		180
Total impaired loans	$1,160	$947	$114	$134	$19	$4	$—	$—	$345	$165	$1,638	(c)	$1,250	(c)
Allowance for loan losses related to impaired loans	$321	$252	$22	$25	$6	$1	$—	$—	$68	$19	$417		$297
Unpaid principal balance of impaired loans(b)	1,322	1,043	188	203	20	4	—	—	529	473	2,059		1,723

(a)
When the discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, the loan does not require an allowance. This typically occurs when the impaired loans have been partially charged-off and/or there have been interest payments received and applied to the loan balance.

(b)
Represents the contractual amount of principal owed at March 31, 2019, and December 31, 2018. The unpaid principal balance differs from the impaired loan balances due to various factors, including charge-offs; interest payments received and applied to the carrying value; net deferred loan fees or costs; and unamortized discount or premiums on purchased loans.

(c)	Based upon the domicile of the borrower, largely consists of loans in the U.S.
The following table presents the Firm’s average impaired retained loans for the periods indicated.

	Three months ended March 31,
(in millions)	2019	2018
Commercial and industrial	$1,220	$1,343
Real estate	131	144
Financial institutions	12	92
Governments & Agencies	—	—
Other	204	230
Total(a)(b)	$1,567	$1,809

(a)	The related interest income on accruing impaired loans and interest income recognized on a cash basis were not material for the three months ended March 31, 2019 and 2018.

(b)	The prior period amounts have been revised to conform with the current period presentation.

Certain loan modifications are considered to be TDRs as they provide various concessions to borrowers who are experiencing financial difficulty. All TDRs are reported as impaired loans in the tables above. TDRs were $592 million and $576 million as of March 31, 2019, and December 31, 2018, respectively. The impact of these modifications, as well as new TDRs, were not material to the Firm for the three months ended March 31, 2019 and 2018.

Note 12 – Allowance for credit losses
For a detailed discussion of the allowance for credit losses and the related accounting policies, refer to Note 13 of JPMorgan Chase’s 2018 Form 10-K.
Allowance for credit losses and related information
The table below summarizes information about the allowances for loan losses and lending-related commitments, and includes a breakdown of loans and lending-related commitments by impairment methodology.

	2019					2018
Three months ended March 31, (in millions)	Consumer, excluding credit card	Credit card		Wholesale	Total	Consumer, excluding credit card	Credit card		Wholesale	Total
Allowance for loan losses
Beginning balance at January 1,	$4,146	$5,184		$4,115	$13,445	$4,579	$4,884		$4,141	$13,604
Gross charge-offs	246	1,344		52	1,642	284	1,291		65	1,640
Gross recoveries	(131)	(142)		(8)	(281)	(138)	(121)		(46)	(305)
Net charge-offs	115	1,202		44	1,361	146	1,170		19	1,335
Write-offs of PCI loans(a)	50	—		—	50	20	—		—	20
Provision for loan losses	114	1,202		176	1,492	146	1,170		(189)	1,127
Other	2	(1)		6	7	1	—		(2)	(1)
Ending balance at March 31,	$4,097	$5,183		$4,253	$13,533	$4,560	$4,884		$3,931	$13,375

Allowance for loan losses by impairment methodology
Asset-specific(b)	$151	$461	(c)	$417	$1,029	$266	$393	(c)	$474	$1,133
Formula-based	2,208	4,722		3,836	10,766	2,089	4,491		3,457	10,037
PCI	1,738	—		—	1,738	2,205	—		—	2,205
Total allowance for loan losses	$4,097	$5,183		$4,253	$13,533	$4,560	$4,884		$3,931	$13,375

Loans by impairment methodology
Asset-specific	$6,758	$1,365		$1,638	$9,761	$7,953	$1,241		$1,727	$10,921
Formula-based	329,750	149,150		431,973	910,873	335,785	139,107		410,290	885,182
PCI	23,207	—		—	23,207	29,505	—		3	29,508
Total retained loans	$359,715	$150,515		$433,611	$943,841	$373,243	$140,348		$412,020	$925,611

Impaired collateral-dependent loans
Net charge-offs	$11	$—		$9	$20	$12	$—		$—	$12
Loans measured at fair value of collateral less cost to sell	2,104	—		148	2,252	2,135	—		262	2,397

Allowance for lending-related commitments
Beginning balance at January 1,	$33	$—		$1,022	$1,055	$33	$—		$1,035	$1,068
Provision for lending-related commitments	—	—		3	3	—	—		38	38
Other	—	—		—	—	—	—		1	1
Ending balance at March 31,	$33	$—		$1,025	$1,058	$33	$—		$1,074	$1,107

Allowance for lending-related commitments by impairment methodology
Asset-specific	$—	$—		$114	$114	$—	$—		$167	$167
Formula-based	33	—		911	944	33	—		907	940
Total allowance for lending-related commitments	$33	$—		$1,025	$1,058	$33	$—		$1,074	$1,107

Lending-related commitments by impairment methodology
Asset-specific	$—	$—		$455	$455	$—	$—		$746	$746
Formula-based	48,922	626,922		384,502	1,060,346	49,516	588,232		383,529	1,021,277
Total lending-related commitments	$48,922	$626,922		$384,957	$1,060,801	$49,516	$588,232		$384,275	$1,022,023

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

Note 13 – Variable interest entities
For a further description of JPMorgan Chase’s accounting policies regarding consolidation of VIEs, refer to Note 1 of JPMorgan Chase’s 2018 Form 10-K.
The following table summarizes the most significant types of Firm-sponsored VIEs by business segment.

Line of Business	Transaction Type	Activity	Form 10-Q page reference
CCB	Credit card securitization trusts	Securitization of originated credit card receivables	123
	Mortgage securitization trusts	Servicing and securitization of both originated and purchased residential mortgages	123-125
CIB	Mortgage and other securitization trusts	Securitization of both originated and purchased residential and commercial mortgages, and other consumer loans	123-125
	Multi-seller conduits	Assist clients in accessing the financial markets in a cost-efficient manner and structures transactions to meet investor needs	125
	Municipal bond vehicles	Financing of municipal bond investments	125

The Firm also invests in and provides financing and other services to VIEs sponsored by third parties. Refer to pages 126–127 of this Note for more information on the VIEs sponsored by third parties.
Significant Firm-sponsored VIEs
Credit card securitizations
For a more detailed discussion of JPMorgan Chase’s involvement with credit card securitizations, refer to Note 14 of JPMorgan Chase’s 2018 Form 10-K.
As a result of the Firm’s continuing involvement, the Firm is considered to be the primary beneficiary of its Firm-sponsored credit card securitization trusts, including its primary vehicle, the Chase Issuance Trust. Refer to the table on page 126 of this Note for further information on consolidated VIE assets and liabilities.

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
For a detailed discussion of the Firm’s involvement with Firm-sponsored mortgage and other securitization trusts, as well as the accounting treatment relating to such trusts, refer to Note 14 of JPMorgan Chase’s 2018 Form 10-K.

The following table presents the total unpaid principal amount of assets held in Firm-sponsored private-label securitization entities, including those in which the Firm has continuing involvement, and those that are consolidated by the Firm. Continuing involvement includes servicing the loans, holding senior interests or subordinated interests (including amounts required to be held pursuant to credit risk retention rules), recourse or guarantee arrangements, and derivative contracts. In certain instances, the Firm’s only continuing involvement is servicing the loans. Refer to Securitization activity on page 127 of this Note for further information regarding the Firm’s cash flows associated with and interests retained in nonconsolidated VIEs, and pages 127–128 of this Note for information on the Firm’s loan sales to U.S. government agencies.

	Principal amount outstanding			JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
March 31, 2019 (in millions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	Investment securities	Other financial assets	Total interests held by JPMorgan Chase
Securitization-related(a)
Residential mortgage:
Prime/Alt-A and option ARMs	$62,839	$3,179	$49,893	$567	$588	$—	$1,155
Subprime	16,252	17	14,944	49	—	—	49
Commercial and other(b)	103,887	—	82,363	969	825	205	1,999
Total	$182,978	$3,196	$147,200	$1,585	$1,413	$205	$3,203

	Principal amount outstanding			JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
December 31, 2018 (in millions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	Investment securities	Other financial assets	Total interests held by JPMorgan Chase
Securitization-related(a)
Residential mortgage:
Prime/Alt-A and option ARMs	$63,350	$3,237	$50,679	$623	$647	$—	$1,270
Subprime	16,729	32	15,434	53	—	—	53
Commercial and other(b)	102,961	—	79,387	783	801	210	1,794
Total	$183,040	$3,269	$145,500	$1,459	$1,448	$210	$3,117

(a)
Excludes U.S. government agency securitizations and re-securitizations, which are not Firm-sponsored. Refer to pages 127–128 of this Note for information on the Firm’s loan sales to U.S. government agencies.

(b)	Consists of securities backed by commercial loans (predominantly real estate) and non-mortgage-related consumer receivables purchased from third parties.

(c)
Excludes the following: retained servicing (refer to Note 14 for a discussion of MSRs); securities retained from loan sales to U.S. government agencies; interest rate and foreign exchange derivatives primarily used to manage interest rate and foreign exchange risks of securitization entities (Refer to Note 4 for further information on derivatives); senior and subordinated securities of $153 million and $91 million, respectively, at March 31, 2019, and $87 million and $28 million, respectively, at December 31, 2018, which the Firm purchased in connection with CIB’s secondary market-making activities.

(d)	Includes interests held in re-securitization transactions.

(e)
As of March 31, 2019, and December 31, 2018, 61% and 60%, respectively, of the Firm’s retained securitization interests, which are predominantly carried at fair value and include amounts required to be held pursuant to credit risk retention rules, were risk-rated “A” or better, on an S&P-equivalent basis. The retained interests in prime residential mortgages consisted of $1.1 billion and $1.3 billion of investment-grade, and $22 million and $16 million of noninvestment-grade at March 31, 2019, and December 31, 2018, respectively. The retained interests in commercial and other securitizations trusts consisted of $1.4 billion and $1.2 billion of investment-grade and $633 million and $623 million of noninvestment-grade retained interests at March 31, 2019, and December 31, 2018, respectively.

Residential mortgage
The Firm securitizes residential mortgage loans originated by CCB, as well as residential mortgage loans purchased from third parties by either CCB or CIB. For a more detailed description of the Firm’s involvement with residential mortgage securitizations, refer to Note 14 of JPMorgan Chase’s 2018 Form 10-K. Refer to the table on page 126 of this Note for more information on the consolidated residential mortgage securitizations, and the table on the previous page of this Note for further information on interests held in nonconsolidated residential mortgage securitizations.
Commercial mortgages and other consumer securitizations
CIB originates and securitizes commercial mortgage loans, and engages in underwriting and trading activities involving the securities issued by securitization trusts. For a more detailed description of the Firm’s involvement with commercial mortgage and other consumer securitizations, refer to Note 14 of JPMorgan Chase’s 2018 Form 10-K. Refer to the table on page 126 of this Note for more information on the consolidated commercial mortgage securitizations, and the table on the previous page of this Note for further information on interests held in nonconsolidated securitizations.
Re-securitizations
For a more detailed description of JPMorgan Chase’s participation in certain re-securitization transactions, refer to Note 14 of JPMorgan Chase’s 2018 Form 10-K.
The following table presents the principal amount of securities transferred to re-securitization VIEs.

	Three months ended March 31,
(in millions)	2019	2018
Transfers of securities to VIEs
Agency	$4,503	$4,786
The following table presents information on nonconsolidated re-securitization VIEs.

	Nonconsolidated re-securitization VIEs
(in millions)	March 31, 2019	December 31, 2018
Firm-sponsored private-label
Assets held in VIEs with continuing involvement(a)	$24	$118
Interest in VIEs	—	10
Agency
Interest in VIEs	2,842	3,058

(a)	Represents the principal amount and includes the notional amount of interest-only securities.
As of March 31, 2019, and December 31, 2018, the Firm did not consolidate any agency re-securitization VIEs or any Firm-sponsored private-label re-securitization VIEs.

Multi-seller conduits
For a more detailed description of JPMorgan Chase’s principal involvement with Firm-administered multi-seller conduits, refer to Note 14 of JPMorgan Chase’s 2018 Form 10-K.
In the normal course of business, JPMorgan Chase makes markets in and invests in commercial paper issued by the Firm-administered multi-seller conduits. The Firm held $12.6 billion and $20.1 billion of the commercial paper issued by the Firm-administered multi-seller conduits at March 31, 2019, and December 31, 2018, respectively, which have been eliminated in consolidation. The Firm’s investments reflect the Firm’s funding needs and capacity and were not driven by market illiquidity. Other than the amounts required to be held pursuant to credit risk retention rules, the Firm is not obligated under any agreement to purchase the commercial paper issued by the Firm-administered multi-seller conduits.
Deal-specific liquidity facilities, program-wide liquidity and credit enhancement provided by the Firm have been eliminated in consolidation. The Firm or the Firm-administered multi-seller conduits provide lending-related commitments to certain clients of the Firm-administered multi-seller conduits. The unfunded commitments were $8.7 billion and $8.0 billion at March 31, 2019, and December 31, 2018, respectively, and are reported as off-balance sheet lending-related commitments in other unfunded commitments to extend credit. For more information on off-balance sheet lending-related commitments, refer to Note 22.
Municipal bond vehicles
Municipal bond vehicles or tender option bond (“TOB”) trusts allow institutions to finance their municipal bond investments at short-term rates. TOB transactions are known as customer TOB trusts and non-customer TOB trusts. Customer TOB trusts are sponsored by a third party, refer to pages 126–127 of this Note for further information.
The Firm serves as sponsor for all non-customer TOB transactions. For a more detailed description of JPMorgan Chase’s Municipal bond vehicles, refer to Note 14 of JPMorgan Chase’s 2018 Form 10-K.

Consolidated VIE assets and liabilities
The following table presents information on assets and liabilities related to VIEs consolidated by the Firm as of March 31, 2019, and December 31, 2018.

	Assets				Liabilities
March 31, 2019 (in millions)	Trading assets	Loans	Other(b)	Total assets(c)	Beneficial interests in VIE assets(d)	Other(e)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$29,298	$486	$29,784	$13,416	$13	$13,429
Firm-administered multi-seller conduits	4	22,955	345	23,304	10,788	30	10,818
Municipal bond vehicles	1,454	—	4	1,458	1,462	3	1,465
Mortgage securitization entities(a)	34	3,207	42	3,283	289	155	444
Other	113	—	181	294	—	101	101
Total	$1,605	$55,460	$1,058	$58,123	$25,955	$302	$26,257

	Assets				Liabilities
December 31, 2018 (in millions)	Trading assets	Loans	Other(b)	Total assets(c)	Beneficial interests in VIE assets(d)	Other(e)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$31,760	$491	$32,251	$13,404	$12	$13,416
Firm-administered multi-seller conduits	—	24,411	300	24,711	4,842	33	4,875
Municipal bond vehicles	1,779	—	4	1,783	1,685	3	1,688
Mortgage securitization entities(a)	53	3,285	40	3,378	308	161	469
Other	134	—	178	312	2	103	105
Total	$1,966	$59,456	$1,013	$62,435	$20,241	$312	$20,553

(a)	Includes residential and commercial mortgage securitizations.

(b)	Includes assets classified as cash and other assets on the Consolidated balance sheets.

(c)
The assets of the consolidated VIEs included in the program types above are used to settle the liabilities of those entities. The assets and liabilities include third-party assets and liabilities of consolidated VIEs and exclude intercompany balances that eliminate in consolidation.

(d)
The interest-bearing beneficial interest liabilities issued by consolidated VIEs are classified in the line item on the Consolidated balance sheets titled, “Beneficial interests issued by consolidated variable interest entities.” The holders of these beneficial interests generally do not have recourse to the general credit of JPMorgan Chase. For conduits program-wide credit enhancements, refer to note 14 of JPMorgan Chase’s 2018 Form 10-K. Included in beneficial interests in VIE assets are long-term beneficial interests of $13.7 billion at March 31, 2019, and December 31, 2018.

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
Tax credit vehicles
The Firm holds investments in unconsolidated tax credit vehicles, which are limited partnerships and similar entities that construct, own and operate affordable housing, wind, solar and other alternative energy projects. These entities are primarily considered VIEs. A third party is typically the general partner or managing member and has control over the significant activities of the tax credit vehicles, and accordingly the Firm does not consolidate tax credit vehicles. The Firm generally invests in these partnerships as a limited partner and earns a return primarily through the receipt of tax credits allocated to the projects. The maximum loss exposure, represented by equity investments and funding commitments, was $16.4 billion and $16.5 billion, of which $4.3 billion and $4.0 billion was unfunded at March 31, 2019 and December 31, 2018, respectively. In order to reduce the risk of loss, the Firm assesses each project and withholds varying amounts of its capital investment until the project qualifies for tax credits. For further information on affordable housing tax credits, refer to Note 24 of JPMorgan Chase’s 2018 Form 10-K. For more information on off-balance sheet lending-related commitments, refer to Note 22 of this Form 10-Q.
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
The Firm’s maximum exposure as a liquidity provider to Customer TOB trusts at March 31, 2019 and December 31,

2018 was $4.6 billion and $4.8 billion, respectively. The fair value of assets held by such VIEs at March 31, 2019 and December 31, 2018, was $7.5 billion and $7.7 billion, respectively. For more information on off-balance sheet lending-related commitments, refer to Note 22.
Loan securitizations
The Firm has securitized and sold a variety of loans, including residential mortgage, credit card, and commercial mortgage. For a further description of the Firm’s accounting policies regarding securitizations, refer to Note 14 of JPMorgan Chase’s 2018 Form 10-K.
Securitization activity
The following table provides information related to the Firm’s securitization activities for the three months ended March 31, 2019 and 2018, related to assets held in Firm-sponsored securitization entities that were not consolidated by the Firm, and where sale accounting was achieved at the time of the securitization.

	Three months ended March 31,
	2019		2018
(in millions)	Residential mortgage(f)	Commercial and other(g)	Residential mortgage(f)	Commercial and other(g)
Principal securitized	$1,782	$764	$1,330	$2,991
All cash flows during the period(a):
Proceeds received from loan sales as financial instruments(b)(c)	$1,822	$782	$1,338	$2,991
Servicing fees collected(d)	77	—	80	1
Cash flows received on interests	85	51	92	47

(a)	Excludes re-securitization transactions.

(b)	Predominantly includes Level 2 assets.

(c)	The carrying value of the loans accounted for at fair value approximated the proceeds received upon loan sale.

(d)	The prior period amounts have been revised to conform with the current period presentation.

(e)	Includes cash paid by the Firm to reacquire assets from nonconsolidated entities – for example, loan repurchases due to representation and warranties and servicer “clean-up” calls.

(f)	Includes prime mortgages only. Excludes loan securitization transactions entered into with Ginnie Mae, Fannie Mae and Freddie Mac.

(g)	Includes commercial mortgage and other consumer loans.
Loans and excess MSRs sold to U.S. government-sponsored
enterprises, and loans in securitization transactions pursuant to
Ginnie Mae guidelines
In addition to the amounts reported in the securitization activity tables above, the Firm, in the normal course of business, sells originated and purchased mortgage loans and certain originated excess MSRs on a nonrecourse basis, predominantly to U.S. government-sponsored enterprises (“U.S. GSEs”). These loans and excess MSRs are sold primarily for the purpose of securitization by the U.S. GSEs, who provide certain guarantee provisions (e.g., credit enhancement of the loans). The Firm also sells loans into securitization transactions pursuant to Ginnie Mae guidelines; these loans are typically insured or guaranteed by another U.S. government agency. The Firm does not consolidate the securitization vehicles underlying these transactions as it is not the primary beneficiary. For a limited number of loan sales, the Firm is obligated to share a portion of the credit risk associated with the sold loans with the purchaser. Refer to Note 22 of this Form 10-Q, and Note 27 of JPMorgan Chase’s 2018 Form 10-K for additional information about the Firm’s loan sales- and securitization-related indemnifications. Refer to Note 14 for additional information about the impact of the Firm’s sale of certain excess MSRs.

The following table summarizes the activities related to loans sold to the U.S. GSEs, and loans in securitization transactions pursuant to Ginnie Mae guidelines.

	Three months ended March 31,
(in millions)	2019	2018
Carrying value of loans sold	$15,179	$8,760
Proceeds received from loan sales as cash	68	—
Proceeds from loan sales as securities(a)(b)	14,837	8,619
Total proceeds received from loan sales(c)	$14,905	$8,619
Gains on loan sales(d)(e)	$49	$14

(a)	Includes securities from U.S. GSEs and Ginnie Mae that are generally sold shortly after receipt or retained as part of the Firm’s Investment securities portfolio.

(b)	Included in level 2 assets.

(c)	Excludes the value of MSRs retained upon the sale of loans.

(d)	Gains on loan sales include the value of MSRs.

(e)	The carrying value of the loans accounted for at fair value approximated the proceeds received upon loan sale.
Options to repurchase delinquent loans
In addition to the Firm’s obligation to repurchase certain loans due to material breaches of representations and warranties as discussed in Note 22, the Firm also has the option to repurchase delinquent loans that it services for Ginnie Mae loan pools, as well as for other U.S. government agencies under certain arrangements. The Firm typically elects to repurchase delinquent loans from Ginnie Mae loan pools as it continues to service them and/or manage the foreclosure process in accordance with the applicable requirements, and such loans continue to be insured or guaranteed. When the Firm’s repurchase option becomes exercisable, such loans must be reported on the Consolidated balance sheets as a loan with a corresponding liability. For additional information, refer to Note 11.
The following table presents loans the Firm repurchased or had an option to repurchase, real estate owned, and foreclosed government-guaranteed residential mortgage loans recognized on the Firm’s Consolidated balance sheets as of March 31, 2019 and December 31, 2018. Substantially all of these loans and real estate are insured or guaranteed by U.S. government agencies.

(in millions)	Mar 31, 2019	Dec 31, 2018
Loans repurchased or option to repurchase(a)	$5,712	$7,021
Real estate owned	69	75
Foreclosed government-guaranteed residential mortgage loans(b)	356	361

(a)	Predominantly all of these amounts relate to loans that have been repurchased from Ginnie Mae loan pools.

(b)	Relates to voluntary repurchases of loans, which are included in accrued interest and accounts receivable.

Loan delinquencies and liquidation losses
The table below includes information about components of nonconsolidated securitized financial assets held in Firm-sponsored private-label securitization entities, in which the Firm has continuing involvement, and delinquencies as of March 31, 2019, and December 31, 2018.

					Net liquidation losses(a)
	Securitized assets		90 days past due		Three months ended March 31,
(in millions)	Mar 31, 2019	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018	2019	2018
Securitized loans
Residential mortgage:
Prime / Alt-A & option ARMs	$49,893	$50,679	$3,117	$3,354	$157	$102
Subprime	14,944	15,434	2,302	2,478	144	(602)
Commercial and other	82,363	79,387	268	225	141	27
Total loans securitized	$147,200	$145,500	$5,687	$6,057	$442	$(473)

(a)	Includes liquidation gains as a result of private label mortgage settlement payments during the first quarter of 2018, which were reflected as asset recoveries by trustees.

Note 14 – Goodwill and Mortgage servicing rights
For a discussion of the accounting policies related to goodwill and mortgage servicing rights, refer to Note 15 of JPMorgan Chase’s 2018 Form 10-K.
Goodwill
The following table presents goodwill attributed to the business segments.

(in millions)	March 31, 2019	December 31, 2018
Consumer & Community Banking	$30,987	$30,984
Corporate & Investment Bank	6,770	6,770
Commercial Banking	2,860	2,860
Asset & Wealth Management	6,857	6,857
Total goodwill	$47,474	$47,471

The following table presents changes in the carrying amount of goodwill.

	Three months ended March 31,
(in millions)	2019	2018
Balance at beginning of period	$47,471	$47,507
Changes during the period from:
Other(a)	3	(8)
Balance at March 31,	$47,474	$47,499

(a)	Includes foreign currency remeasurement and other adjustments.

Goodwill impairment testing
For a further description of the Firm’s goodwill impairment testing, including the primary method used to estimate the fair value of the reporting units, and the assumptions used in the goodwill impairment test, refer to Impairment testing on pages 252–253 of JPMorgan Chase’s 2018 Form 10-K.
Goodwill was not impaired at March 31, 2019, or December 31, 2018, nor was goodwill written off due to impairment during the three months ended March 31, 2019 or 2018.
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

Mortgage servicing rights
MSRs represent the fair value of expected future cash flows for performing servicing activities for others. The fair value considers estimated future servicing fees and ancillary revenue, offset by estimated costs to service the loans, and generally declines over time as net servicing cash flows are received, effectively amortizing the MSR asset against contractual servicing and ancillary fee income. MSRs are either purchased from third parties or recognized upon sale or securitization of mortgage loans if servicing is retained. For a further description of the MSR asset, interest rate risk management, and the valuation of MSRs, refer to Notes 2 and 15 of JPMorgan Chase’s 2018 Form 10-K.
The following table summarizes MSR activity for the three months ended March 31, 2019 and 2018.

	As of or for the three months ended March 31,
(in millions, except where otherwise noted)	2019	2018
Fair value at beginning of period	$6,130	$6,030
MSR activity:
Originations of MSRs	332	176
Purchase of MSRs	104	67
Disposition of MSRs(a)	(111)	(295)
Net additions/(dispositions)	325	(52)

Changes due to collection/realization of expected cash flows	(199)	(160)

Changes in valuation due to inputs and assumptions:
Changes due to market interest rates and other(b)	(301)	382
Changes in valuation due to other inputs and assumptions:
Projected cash flows (e.g., cost to service)	—	—
Discount rates	—	24
Prepayment model changes and other(c)	2	(22)
Total changes in valuation due to other inputs and assumptions	2	2
Total changes in valuation due to inputs and assumptions	(299)	384
Fair value at March 31,	$5,957	$6,202

Change in unrealized gains/(losses) included in income related to MSRs held at March 31,	$(299)	$384
Contractual service fees, late fees and other ancillary fees included in income	420	465
Third-party mortgage loans serviced at March 31, (in billions)	530	540
Servicer advances, net of an allowance for uncollectible amounts, at March 31, (in billions)(d)	2.6	3.6

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

The following table presents the components of mortgage fees and related income (including the impact of MSR risk management activities) for the three months ended March 31, 2019 and 2018.

	Three months ended March 31,
(in millions)	2019	2018
CCB mortgage fees and related income

Net production revenue	$200	$95

Net mortgage servicing revenue:
Operating revenue:
Loan servicing revenue	404	513
Changes in MSR asset fair value due to collection/realization of expected cash flows	(199)	(160)
Total operating revenue	205	353
Risk management:
Changes in MSR asset fair value due to market interest rates and other(a)	(301)	382
Other changes in MSR asset fair value due to other inputs and assumptions in model(b)	2	2
Change in derivative fair value and other	290	(367)
Total risk management	(9)	17
Total net mortgage servicing revenue	196	370

Total CCB mortgage fees and related income	396	465

All other	—	—
Mortgage fees and related income	$396	$465

(a)	Represents both the impact of changes in estimated future prepayments due to changes in market interest rates, and the difference between actual and expected prepayments.

(b)
Represents the aggregate impact of changes in model inputs and assumptions such as projected cash flows (e.g., cost to service), discount rates and changes in prepayments other than those attributable to changes in market interest rates (e.g., changes in prepayments due to changes in home prices).

The table below outlines the key economic assumptions used to determine the fair value of the Firm’s MSRs at March 31, 2019, and December 31, 2018, and outlines hypothetical sensitivities of those fair values to immediate adverse changes in those assumptions, as defined below.

(in millions, except rates)	Mar 31, 2019	Dec 31, 2018
Weighted-average prepayment speed assumption (constant prepayment rate)	9.64%	8.78%
Impact on fair value of 10% adverse change	$(202)	$(205)
Impact on fair value of 20% adverse change	(422)	(397)
Weighted-average option adjusted spread(a)	7.99%	7.87%
Impact on fair value of a 100 basis point adverse change	$(222)	$(235)
Impact on fair value of a 200 basis point adverse change	(428)	(452)

(a)	The prior period amount has been revised to conform with the current period presentation.

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

Note 15 – Deposits
For further information on deposits, refer to Note 17 of JPMorgan Chase’s 2018 Form 10-K.
At March 31, 2019, and December 31, 2018, noninterest-bearing and interest-bearing deposits were as follows.

(in millions)	March 31, 2019	December 31, 2018
U.S. offices
Noninterest-bearing	$363,332	$369,505
Interest-bearing (included $27,792 and $19,691 at fair value)(a)	851,963	831,085
Total deposits in U.S. offices	1,215,295	1,200,590
Non-U.S. offices
Noninterest-bearing	18,495	19,092
Interest-bearing (included $4,012 and $3,526 at fair value)(a)	259,651	250,984
Total deposits in non-U.S. offices	278,146	270,076
Total deposits	$1,493,441	$1,470,666

(a)	Includes structured notes classified as deposits for which the fair value option has been elected. For a further discussion, refer to Note 3 of JPMorgan Chase’s 2018 Form 10-K.

Note 16 – Leases
Lease commitments
Effective January 1, 2019, the Firm adopted new guidance that requires lessees to recognize on the Consolidated balance sheets all leases with lease terms greater than twelve months as a lease liability with a corresponding right-of-use (“ROU”) asset. Accordingly, the Firm recognized operating lease liabilities and ROU assets of $8.2 billion and $8.1 billion, respectively. The adoption of the new lease guidance did not have a material impact on the Firm’s Consolidated statements of income. The change in accounting due to the adoption of the new lease guidance did not result in a material change to the future net minimum rental payments/receivables or to the net rental expense when compared to December 31, 2018.
Firm as lessee
At March 31, 2019, JPMorgan Chase and its subsidiaries were obligated under a number of noncancelable leases, predominantly operating leases for premises and equipment used primarily for business purposes. These leases generally have terms of 20 years or less. Certain of these leases contain renewal options and/or escalation clauses that will increase rental payments based on maintenance, utility and tax increases, or may require the Firm to perform restoration work on the leased premises. None of these lease agreements impose restrictions on the Firm’s ability to pay dividends, engage in debt or equity financing transactions or enter into further lease agreements.
Operating lease liabilities and ROU assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. The future lease payments are discounted at a rate that represents the Firm’s collateralized borrowing rate for financing instruments of a similar term and are included in accounts payable and other liabilities. The operating lease ROU asset, included in premises and equipment, also includes any lease prepayments made, plus initial direct costs incurred, less any lease incentives received. Rental expense associated with operating leases is recognized on a straight-line basis over the lease term, and generally included in occupancy expense in the Consolidated statements of income.

The following table provides information related to the Firm's operating leases:

As of March 31, (in millions, except where otherwise noted)
2019
Right-of-use assets	$8,272
Lease liabilities	8,562

Weighted average remaining lease term (in years)	8.7
Weighted average discount rate	3.74%

Three months ended March 31, (in millions)
2019
Rental expense
Gross rental expense	$514
Sublease rental income	(46)
Net rental expense	$468

Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows	$389
Supplemental non-cash information
Right-of-use assets obtained in exchange for operating lease obligations	$365

The following table presents required future minimum rental payments under operating leases with noncancelable lease terms that expire after March 31, 2019:

Year ended December 31, (in millions)
2019 (excluding three months ended March 31, 2019)	$1,198
2020	1,515
2021	1,335
2022	1,138
2023	966
After 2023	4,043
Total future minimum lease payments	10,195
Less: Imputed interest	(1,633)
Total	$8,562

In addition to the table above, as of March 31, 2019, the Firm had $1.3 billion of minimum lease payments on operating leases that were signed but had not yet commenced. These operating leases will commence between 2019 and 2022 with lease terms up to 25 years.
Firm as lessor
The Firm provides auto and equipment lease financing to its customers through lease arrangements with lease terms that may contain renewal, termination and/or purchase options. Generally the Firm’s lease financings are operating leases. These assets are recognized in other assets on the Firm’s Consolidated balance sheets and are depreciated on a straight-line basis over the lease term to reduce the asset to its estimated residual value. Depreciation expense is included in technology, communications and equipment expense in the Consolidated statements of income. The Firm’s lease income is generally recognized on a straight-

line basis over the lease term and is included in other income in the Consolidated statements of income.
On a periodic basis, the Firm assesses leased assets for impairment, and if the carrying amount of the leased asset exceeds the undiscounted cash flows from the lease payments and the estimated residual value upon disposition of the leased asset, an impairment loss is recognized.
The risk of loss on auto and equipment leased assets relating to the residual value of the leased assets is monitored through projections of the asset residual values at lease origination and periodic review of residual values, and is mitigated through arrangements with certain manufacturers or lessees.
The following table presents the carrying value of assets subject to leases reported on the Consolidated balance sheets:

(in millions)	March 31, 2019	December 31, 2018
Carrying value of assets subject to operating leases, net of accumulated depreciation	$22,052	$21,428
Accumulated depreciation	5,555	5,303
The following table presents the Firm’s operating lease income and the related depreciation expense on the Consolidated statements of income:

Three months ended March 31, (in millions)	2019	2018
Operating lease income	$1,316	$1,047
Depreciation expense	997	811

The following table presents future minimum operating lease payments expected to be received as of March 31, 2019:

Year ended December 31, (in millions)
2019 (excluding three months ended March 31, 2019)	$2,964
2020	2,964
2021	1,424
2022	206
2023	66
After 2023	134
Total future minimum lease payments	$7,758

Note 17 - Preferred stock
At March 31, 2019 and December 31, 2018, JPMorgan Chase was authorized to issue 200 million shares of preferred stock, in one or more series, with a par value of $1 per share.

In the event of a liquidation or dissolution of the Firm, JPMorgan Chase’s preferred stock then outstanding takes precedence over the Firm’s common stock with respect to the payment of dividends and the distribution of assets.

The following is a summary of JPMorgan Chase’s non-cumulative preferred stock outstanding as of March 31, 2019 and December 31, 2018.

	Shares		Carrying value (in millions)		Issue date	Contractual rate in effect at March 31, 2019	Earliest redemption date	Date at which dividend rate becomes floating	Floating annual rate of three-month LIBOR plus:	Dividend declared per share(b)
	March 31, 2019(a)	December 31, 2018(a)	March 31, 2019	December 31, 2018						Three months ended March 31, 2019
Fixed-rate:
Series P	90,000	90,000	$900	$900	2/5/2013	5.450%	3/1/2018	NA	NA	$136.25
Series T	—	92,500	—	925	1/30/2014	—	3/1/2019	NA	NA	167.50
Series W	88,000	88,000	880	880	6/23/2014	6.300	9/1/2019	NA	NA	157.50
Series Y	143,000	143,000	1,430	1,430	2/12/2015	6.125	3/1/2020	NA	NA	153.13
Series AA	142,500	142,500	1,425	1,425	6/4/2015	6.100	9/1/2020	NA	NA	152.50
Series BB	115,000	115,000	1,150	1,150	7/29/2015	6.150	9/1/2020	NA	NA	153.75
Series DD	169,625	169,625	1,696	1,696	9/21/2018	5.750	12/1/2023	NA	NA	143.75
Series EE	185,000	—	1,850	—	1/24/2019	6.000	3/1/2024	NA	NA	—	(c)

Fixed-to-floating-rate:
Series I	430,375	430,375	$4,304	$4,304	4/23/2008	LIBOR + 3.47%	4/30/2018	4/30/2018	LIBOR + 3.47%	155.51
Series Q	150,000	150,000	1,500	1,500	4/23/2013	5.150	5/1/2023	5/1/2023	LIBOR + 3.25	128.75
Series R	150,000	150,000	1,500	1,500	7/29/2013	6.000	8/1/2023	8/1/2023	LIBOR + 3.30	150.00
Series S	200,000	200,000	2,000	2,000	1/22/2014	6.750	2/1/2024	2/1/2024	LIBOR + 3.78	168.75
Series U	100,000	100,000	1,000	1,000	3/10/2014	6.125	4/30/2024	4/30/2024	LIBOR + 3.33	153.13
Series V	250,000	250,000	2,500	2,500	6/9/2014	5.000	7/1/2019	7/1/2019	LIBOR + 3.32	125.00
Series X	160,000	160,000	1,600	1,600	9/23/2014	6.100	10/1/2024	10/1/2024	LIBOR + 3.33	152.50
Series Z	200,000	200,000	2,000	2,000	4/21/2015	5.300	5/1/2020	5/1/2020	LIBOR + 3.80	132.50
Series CC	125,750	125,750	1,258	1,258	10/20/2017	4.625	11/1/2022	11/1/2022	LIBOR + 2.58	115.63
Total preferred stock	2,699,250	2,606,750	$26,993	$26,068

(a)	Represented by depositary shares.

(b)
Dividends are declared quarterly. Dividends are payable quarterly on fixed-rate preferred stock. Dividends are payable semiannually on fixed-to-floating-rate preferred stock while at a fixed rate, and payable quarterly after converting to a floating rate.

(c)	Dividends in the amount of $211.67 per share were declared on April 12, 2019, payable to stockholders of record on May 2, 2019.
Each series of preferred stock has a liquidation value and redemption price per share of $10,000, plus accrued but unpaid dividends.
On January 24, 2019, the Firm issued $1.85 billion of 6.00% non-cumulative preferred stock, Series EE, and on March 1, 2019, the Firm redeemed all $925 million of its 6.70% non-cumulative preferred stock, Series T.

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

Note 18 – Earnings per share
For a discussion of the computation of basic and diluted earnings per share (“EPS”), refer to Note 22 of JPMorgan Chase’s 2018 Form 10-K. The following table presents the calculation of basic and diluted EPS for the three months ended March 31, 2019 and 2018.

(in millions, except per share amounts)	Three months ended March 31,
	2019	2018
Basic earnings per share
Net income	$9,179	$8,712
Less: Preferred stock dividends	374	409
Net income applicable to common equity	8,805	8,303
Less: Dividends and undistributed earnings allocated to participating securities	52	65
Net income applicable to common stockholders	$8,753	$8,238

Total weighted-average basic shares outstanding	3,298.0	3,458.3
Net income per share	$2.65	$2.38

Diluted earnings per share
Net income applicable to common stockholders	$8,753	$8,238
Total weighted-average basic shares outstanding	3,298.0	3,458.3
Add: Employee stock options, SARs, warrants and unvested PSUs	10.2	21.2
Total weighted-average diluted shares outstanding	3,308.2	3,479.5
Net income per share	$2.65	$2.37

Note 19 – Accumulated other comprehensive income/(loss)
AOCI includes the after-tax change in unrealized gains and losses on investment securities, foreign currency translation adjustments (including the impact of related derivatives), fair value changes of excluded components on fair value hedges, cash flow hedging activities, net loss and prior service costs/(credit) related to the Firm’s defined benefit pension and OPEB plans, and on fair value option-elected liabilities arising from changes in the Firm’s own credit risk (DVA).

As of or for the three months ended March 31, 2019 (in millions)	Unrealized gains/(losses) on investment securities	Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)

Balance at January 1, 2019	$1,202	$(727)	$(161)	$(109)	$(2,308)	$596	$(1,507)
Net change	1,414	(24)	2	138	36	(617)	949
Balance at March 31, 2019	$2,616	$(751)	$(159)	$29	$(2,272)	$(21)	$(558)

As of or for the three months ended March 31, 2018 (in millions)	Unrealized gains/(losses) on investment securities	Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)

Balance at January 1, 2018	$2,164	$(470)	—	$76	$(1,521)	$(368)	$(119)
Cumulative effect of changes in accounting principles(a)	896	(277)	(54)	16	(414)	(79)	88
Net change	(1,234)	27	(40)	(73)	21	267	(1,032)
Balance at March 31, 2018	$1,826	$(720)	$(94)	$19	$(1,914)	$(180)	$(1,063)

(a)	Represents the adjustment to AOCI as a result of the accounting standards adopted in the first quarter of 2018, refer to Note 1 of JPMorgan Chase’s 2018 Form 10-K.

The following table presents the pre-tax and after-tax changes in the components of OCI.

	2019			2018
Three months ended March 31, (in millions)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Unrealized gains/(losses) on investment securities:
Net unrealized gains/(losses) arising during the period	$1,875	$(451)	$1,424	$(1,858)	$437	$(1,421)
Reclassification adjustment for realized (gains)/losses included in net income(a)	(13)	3	(10)	245	(58)	187
Net change	1,862	(448)	1,414	(1,613)	379	(1,234)
Translation adjustments(b):
Translation	41	(36)	5	389	(65)	324
Hedges	(38)	9	(29)	(389)	92	(297)
Net change	3	(27)	(24)	—	27	27
Fair value hedges, net change(c):	3	(1)	2	(52)	12	(40)
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	141	(33)	108	(44)	11	(33)
Reclassification adjustment for realized (gains)/losses included in net income(d)	39	(9)	30	(52)	12	(40)
Net change	180	(42)	138	(96)	23	(73)
Defined benefit pension and OPEB plans:
Net gain/(loss) arising during the period	3	(2)	1	23	(6)	17
Reclassification adjustments included in net income(e):
Amortization of net loss	42	(9)	33	26	(6)	20
Amortization of prior service cost/(credit)	1	—	1	(6)	1	(5)
Foreign exchange and other	(8)	9	1	(19)	8	(11)
Net change	38	(2)	36	24	(3)	21
DVA on fair value option elected liabilities, net change:	(807)	190	(617)	350	(83)	267
Total other comprehensive income/(loss)	$1,279	$(330)	$949	$(1,387)	$355	$(1,032)

(a)	The pre-tax amount is reported in Investment securities gains/(losses) in the Consolidated statements of income.

(b)
Reclassifications of pre-tax realized gains/(losses) on translation adjustments and related hedges are reported in other income/expense in the Consolidated statements of income. There were no sales or liquidations of legal entities that resulted in reclassifications in the periods presented.

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

Note 20 – Restricted cash and other restricted
assets
For a detailed discussion of the Firm’s restricted cash and other restricted assets, refer to Note 25 of JPMorgan Chase’s 2018 Form 10-K.
Certain of the Firm’s cash and other assets are restricted as to withdrawal or usage. These restrictions are imposed by various regulatory authorities based on the particular activities of the Firm’s subsidiaries.
The Firm is also subject to rules and regulations established by other U.S. and non U.S. regulators. As part of its compliance with the respective regulatory requirements, the Firm’s broker-dealer activities are subject to certain restrictions on cash and other assets.
The following table presents the components of the Firm’s restricted cash:

(in billions)	March 31, 2019	December 31, 2018
Cash reserves – Federal Reserve Banks	$24.5	$22.1
Segregated for the benefit of securities and futures brokerage customers	14.1	14.6
Cash reserves at non-U.S. central banks and held for other general purposes	4.2	4.1
Total restricted cash(a)	$42.8	$40.8

(a)
Comprises $41.6 billion and $39.6 billion in deposits with banks as of March 31, 2019 and December 31, 2018, respectively, and $1.2 billion in cash and due from banks at March 31, 2019 and December 31, 2018, on the Consolidated balance sheets.

Also, as of March 31, 2019 and December 31, 2018, the Firm had the following other restricted assets:

•	Cash and securities pledged with clearing organizations for the benefit of customers of $21.8 billion and $20.6 billion, respectively.

•	Securities with a fair value of $6.6 billion and $9.7 billion, respectively, were also restricted in relation to customer activity.

Note 21 – Regulatory capital
For a detailed discussion on regulatory capital, refer to Note 26 of JPMorgan Chase’s 2018 Form 10-K.
The Federal Reserve establishes capital requirements, including well-capitalized standards, for the consolidated financial holding company. The Office of the Comptroller of the Currency (“OCC”) establishes similar minimum capital requirements and standards for the Firm’s insured depository institutions (“IDI”), including JPMorgan Chase Bank, N.A. and Chase Bank USA, N.A.
Effective January 1, 2019, the capital adequacy of the Firm and its IDI subsidiaries is now evaluated against the fully phased-in measures under Basel III and represents the lower of the Standardized and Advanced approaches. During 2018, the required capital measures were subject to the transitional rules and as of December 31, 2018 were the same on a fully phased-in and on a transitional basis.
Under the risk-based capital and leverage-based guidelines of the Federal Reserve, JPMorgan Chase is required to maintain minimum ratios for CET1, Tier 1, Total, Tier 1 leverage and the SLR. Failure to meet these minimum requirements could cause the Federal Reserve to take action. IDI subsidiaries are also subject to these capital requirements by their respective primary regulators.
The following table represents the minimum and well-capitalized ratios to which the Firm and its IDI subsidiaries were subject as of March 31, 2019.

	Minimum capital ratios		Well-capitalized ratios
	BHC(a)(e)(f)	IDI(b)(e)(f)	BHC(c)	IDI(d)
Capital ratios
CET1	10.5%	7.0%	—%	6.5%
Tier 1	12.0	8.5	6.0	8.0
Total	14.0	10.5	10.0	10.0
Tier 1 leverage	4.0	4.0	5.0	5.0
SLR	5.0	6.0	—	6.0
Note: The table above is as defined by the regulations issued by the Federal Reserve, OCC and FDIC and to which the Firm and its IDI subsidiaries are subject.

(a)	Represents the minimum capital ratios applicable to the Firm under Basel III. The CET1 minimum capital ratio includes a capital conservation buffer of 2.5% and GSIB surcharge of 3.5%.

(b)
Represents requirements for JPMorgan Chase’s IDI subsidiaries. The CET1 minimum capital ratio includes a capital conservation buffer of 2.5% that is applicable to the IDI subsidiaries. The IDI subsidiaries are not subject to the GSIB surcharge.

(c)	Represents requirements for bank holding companies pursuant to regulations issued by the Federal Reserve.

(d)	Represents requirements for IDI subsidiaries pursuant to regulations issued under the FDIC Improvement Act.

(e)
For the period ended December 31, 2018, the CET1, Tier 1, Total and Tier 1 leverage minimum capital ratios applicable to the Firm were 9.0%, 10.5%, 12.5%, 4.0% and 5.0% and the CET1, Tier 1, Total and Tier 1 leverage minimum capital ratios applicable to the Firm’s IDI subsidiaries were 6.375%, 7.875%, 9.875%, 4.0% and 6.0%, respectively.

(f)	Represents minimum SLR requirement of 3.0%, as well as, supplementary leverage buffers of 2.0% and 3.0% for BHC and IDI, respectively.

The following tables present the risk-based and leverage-based capital metrics for JPMorgan Chase and its significant IDI subsidiaries under both the Basel III Standardized and Basel III Advanced Approaches. As of March 31, 2019 and December 31, 2018, JPMorgan Chase and all of its IDI subsidiaries were well-capitalized and met all capital requirements to which each was subject.

March 31, 2019 (in millions, except ratios)	Basel III Standardized Fully Phased-In			Basel III Advanced Fully Phased-In
	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.	Chase Bank USA, N.A.	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.	Chase Bank USA, N.A.
Regulatory capital
CET1 capital	$186,116	$190,158	$24,146	$186,116	$190,158	$24,146
Tier 1 capital	212,644	190,158	24,146	212,644	190,158	24,146
Total capital	241,483	201,483	29,044	231,454	195,212	27,646

Assets
Risk-weighted	1,542,903	1,355,463	109,635	1,432,526	1,210,801	168,715
Adjusted average(a)	2,637,741	2,219,559	122,546	2,637,741	2,219,559	122,546

Capital ratios(b)
CET1	12.1%	14.0%	22.0%	13.0%	15.7%	14.3%
Tier 1	13.8	14.0	22.0	14.8	15.7	14.3
Total	15.7	14.9	26.5	16.2	16.1	16.4
Tier 1 leverage(c)	8.1	8.6	19.7	8.1	8.6	19.7

December 31, 2018 (in millions, except ratios)	Basel III Standardized Transitional			Basel III Advanced Transitional
	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.	Chase Bank USA, N.A.	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.	Chase Bank USA, N.A.
Regulatory capital
CET1 capital	$183,474	$187,259	$23,696	$183,474	$187,259	$23,696
Tier 1 capital	209,093	187,259	23,696	209,093	187,259	23,696
Total capital	237,511	198,494	28,628	227,435	192,250	27,196

Assets
Risk-weighted	1,528,916	1,348,230	112,513	1,421,205	1,205,539	174,469
Adjusted average(a)	2,589,887	2,189,293	118,036	2,589,887	2,189,293	118,036

Capital ratios(b)
CET1	12.0%	13.9%	21.1%	12.9%	15.5%	13.6%
Tier 1	13.7	13.9	21.1	14.7	15.5	13.6
Total	15.5	14.7	25.4	16.0	15.9	15.6
Tier 1 leverage(c)	8.1	8.6	20.1	8.1	8.6	20.1

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

(c)	The Tier 1 leverage ratio is not a risk-based measure of capital.

	March 31, 2019			December 31, 2018
	Basel III Advanced Fully Phased-In			Basel III Advanced Fully Phased-In
(in millions, except ratios)	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.	Chase Bank USA, N.A.	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.	Chase Bank USA, N.A.
Total leverage exposure	$3,309,501	$2,829,536	$183,581	$3,269,988	$2,813,396	$177,328
SLR	6.4%	6.7%	13.2%	6.4%	6.7%	13.4%

Note 22 – Off–balance sheet lending-related
financial instruments, guarantees, and other
commitments
JPMorgan Chase provides lending-related financial instruments (e.g., commitments and guarantees) to address the financing needs of its customers and clients. The contractual amount of these financial instruments represents the maximum possible credit risk to the Firm should the customer or client draw upon the commitment or the Firm be required to fulfill its obligation under the guarantee, and should the customer or client subsequently fail to perform according to the terms of the contract. Most of these commitments and guarantees are refinanced, extended, cancelled, or expire without being drawn or a default occurring. As a result, the total contractual amount of these instruments is not, in the Firm’s view, representative of its expected future credit exposure or funding requirements. For a further discussion of lending-related commitments and guarantees, and the Firm’s related accounting policies, refer to Note 27 of JPMorgan Chase’s 2018 Form 10-K.

To provide for probable credit losses inherent in wholesale and certain consumer lending-related commitments, an allowance for credit losses on lending-related commitments is maintained. Refer to Note 12 for further information regarding the allowance for credit losses on lending-related commitments. The following table summarizes the contractual amounts and carrying values of off-balance sheet lending-related financial instruments, guarantees and other commitments at March 31, 2019, and December 31, 2018. The amounts in the table below for credit card and home equity lending-related commitments represent the total available credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit for these products will be utilized at the same time. The Firm can reduce or cancel credit card lines of credit by providing the borrower notice or, in some cases as permitted by law, without notice. In addition, the Firm typically closes credit card lines when the borrower is 60 days or more past due. The Firm may reduce or close HELOCs when there are significant decreases in the value of the underlying property, or when there has been a demonstrable decline in the creditworthiness of the borrower.

Off–balance sheet lending-related financial instruments, guarantees and other commitments
	Contractual amount						Carrying value(h)
	March 31, 2019					Dec 31, 2018	Mar 31, 2019	Dec 31, 2018
By remaining maturity (in millions)	Expires in 1 year or less	Expires after 1 year through 3 years	Expires after 3 years through 5 years	Expires after 5 years	Total	Total
Lending-related
Consumer, excluding credit card:
Home equity	$619	$1,182	$2,006	$17,445	$21,252	$20,901	$12	$12
Residential mortgage(a)	7,258	—	—	12	7,270	5,481	—	—
Auto	7,976	434	83	71	8,564	8,011	2	2
Consumer & Business Banking	10,627	655	102	452	11,836	11,673	19	19
Total consumer, excluding credit card	26,480	2,271	2,191	17,980	48,922	46,066	33	33
Credit card	626,922	—	—	—	626,922	605,379	—	—
Total consumer(b)	653,402	2,271	2,191	17,980	675,844	651,445	33	33
Wholesale:
Other unfunded commitments to extend credit(c)	54,308	132,028	154,748	8,519	349,603	351,490	832	852
Standby letters of credit and other financial guarantees(c)	14,788	10,986	4,874	1,903	32,551	33,498	532	521
Other letters of credit(c)	2,526	239	38	—	2,803	2,825	4	3
Total wholesale(d)	71,622	143,253	159,660	10,422	384,957	387,813	1,368	1,376
Total lending-related	$725,024	$145,524	$161,851	$28,402	$1,060,801	$1,039,258	$1,401	$1,409
Other guarantees and commitments
Securities lending indemnification agreements and guarantees(e)	$204,205	$—	$—	$—	$204,205	$186,077	$—	$—
Derivatives qualifying as guarantees	2,313	129	12,620	40,404	55,466	55,271	261	367
Unsettled resale and securities borrowed agreements	167,186	—	—	—	167,186	102,008	—	—
Unsettled repurchase and securities loaned agreements	158,039	—	—	—	158,039	57,732	—	—
Loan sale and securitization-related indemnifications:
Mortgage repurchase liability	NA	NA	NA	NA	NA	NA	89	89
Loans sold with recourse	NA	NA	NA	NA	1,011	1,019	28	30
Exchange & clearing house guarantees and commitments(f)	89,699	—	—	—	89,699	58,960	—	—
Other guarantees and commitments(g)	3,253	2,551	254	2,816	8,874	8,183	(66)	(73)

(a)	Includes certain commitments to purchase loans from correspondents.

(b)	Predominantly all consumer lending-related commitments are in the U.S.

(c)
At March 31, 2019, and December 31, 2018, reflected the contractual amount net of risk participations totaling $274 million and $282 million respectively, for other unfunded commitments to extend credit; $10.1 billion and $10.4 billion, respectively, for standby letters of credit and other financial guarantees; and $703 million and $385 million, respectively, for other letters of credit. In regulatory filings with the Federal Reserve these commitments are shown gross of risk participations.

(d)	Predominantly all wholesale lending-related commitments are in the U.S.

(e)
At March 31, 2019, and December 31, 2018, collateral held by the Firm in support of securities lending indemnification agreements was $215.6 billion and $195.6 billion, respectively. Securities lending collateral primarily consists of cash and securities issued by governments that are members of G7 and U.S. government agencies.

(f)
At December 31, 2018, includes guarantees to the Fixed Income Clearing Corporation under the sponsored member repo program and commitments and guarantees associated with the Firm’s membership in certain clearing houses.

(g)
At March 31, 2019, and December 31, 2018, primarily includes letters of credit hedged by derivative transactions and managed on a market risk basis, and unfunded commitments related to institutional lending. Additionally, includes unfunded commitments predominantly related to certain tax-oriented equity investments.

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
The following table summarizes the contractual amount and carrying value of standby letters of credit and other financial guarantees and other letters of credit arrangements as of March 31, 2019, and December 31, 2018.
Standby letters of credit, other financial guarantees and other letters of credit

	March 31, 2019		December 31, 2018
(in millions)	Standby letters of credit and other financial guarantees	Other letters of credit	Standby letters of credit and other financial guarantees	Other letters of credit
Investment-grade(a)	$25,706	$1,797	$26,420	$2,079
Noninvestment-grade(a)	6,845	1,006	7,078	746
Total contractual amount	$32,551	$2,803	$33,498	$2,825

Allowance for lending-related commitments	$189	$4	$167	$3
Guarantee liability	343	—	354	—
Total carrying value	$532	$4	$521	$3

Commitments with collateral	$17,476	$605	$17,400	$583

(a)	The ratings scale is based on the Firm’s internal ratings which generally correspond to ratings as defined by S&P and Moody’s.
Derivatives qualifying as guarantees
The Firm transacts certain derivative contracts that have the characteristics of a guarantee under U.S. GAAP. For further information on these derivatives, refer to Note 27 of JPMorgan Chase’s 2018 Form 10-K.
The following table summarizes the derivatives qualifying as guarantees as of March 31, 2019, and December 31, 2018.

(in millions)	March 31, 2019	December 31, 2018
Notional amounts
Derivative guarantees	$55,466	$55,271
Stable value contracts with contractually limited exposure	28,757	28,637
Maximum exposure of stable value contracts with contractually limited exposure	2,972	2,963

Fair value
Derivative payables	261	367
Derivative receivables	—	—

In addition to derivative contracts that meet the characteristics of a guarantee, the Firm is both a purchaser and seller of credit protection in the credit derivatives market. For a further discussion of credit derivatives, refer to Note 4.
Loan sales- and securitization-related indemnifications
In connection with the Firm’s mortgage loan sale and securitization activities with GSEs the Firm has made representations and warranties that the loans sold meet certain requirements, and that may require the Firm to repurchase mortgage loans and/or indemnify the loan purchaser if such representations and warranties are breached by the Firm. Further, although the Firm’s securitizations are predominantly nonrecourse, the Firm does provide recourse servicing in certain limited cases where it agrees to share credit risk with the owner of the mortgage loans. For additional information, refer to Note 27 of JPMorgan Chase’s 2018 Form 10-K.
The liability related to repurchase demands associated with private label securitizations is separately evaluated by the Firm in establishing its litigation reserves. For additional information regarding litigation, refer to Note 24 of this Form 10-Q and Note 29 of JPMorgan Chase’s 2018 Form 10-K.

Sponsored member repo program
In 2018 the Firm commenced the sponsored member repo program, wherein the Firm acts as a sponsoring member to clear eligible overnight resale and repurchase agreements through the Government Securities Division of the Fixed Income Clearing Corporation (“FICC”) on behalf of clients that become sponsored members under the FICC’s rules. The Firm also guarantees to the FICC the prompt and full payment and performance of its sponsored member clients’ respective obligations under the FICC’s rules. The Firm minimizes its liability under these overnight guarantees by obtaining a security interest in the cash or high-quality securities collateral that the clients place with the clearing house therefore the Firm expects the risk of loss to be remote. The Firm’s maximum possible exposure, without taking into consideration the associated collateral, is included in the Exchange & clearing house guarantees and commitments line on page 141. For additional information on credit risk mitigation practices on resale agreements and the types of collateral pledged under repurchase agreements, refer to Note 11 of JPMorgan Chase’s 2018 Form 10-K.
Guarantees of subsidiaries
The Parent Company has guaranteed certain long-term debt and structured notes of its subsidiaries, including JPMorgan Chase Financial Company LLC (“JPMFC”), a 100%-owned finance subsidiary. All securities issued by JPMFC are fully and unconditionally guaranteed by the Parent Company. These guarantees, which rank on a parity with the Firm’s unsecured and unsubordinated indebtedness, are not included in the table on page 141 of this Note. For additional information, refer to Note 19 of JPMorgan Chase’s 2018 Form 10-K.

Note 23 – Pledged assets and collateral
For a discussion of the Firm’s pledged assets and collateral, refer to Note 28 of JPMorgan Chase’s 2018 Form 10-K.
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
The following table presents the Firm’s pledged assets.

(in billions)	March 31, 2019	December 31, 2018
Assets that may be sold or repledged or otherwise used by secured parties	$166.9	$104.0
Assets that may not be sold or repledged or otherwise used by secured parties	109.9	83.7
Assets pledged at Federal Reserve banks and FHLBs	453.2	475.3
Total assets pledged	$730.0	$663.0

Total assets pledged do not include assets of consolidated VIEs; these assets are used to settle the liabilities of those entities. Refer to Note 13 for additional information on assets and liabilities of consolidated VIEs. For additional information on the Firm’s securities financing activities, refer to Note 10. For additional information on the Firm’s long-term debt, refer to Note 19 of JPMorgan Chase’s 2018 Form 10-K.
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
The following table presents the fair value of collateral accepted.

(in billions)	March 31, 2019	December 31, 2018
Collateral permitted to be sold or repledged, delivered, or otherwise used	$1,330.5	$1,245.3
Collateral sold, repledged, delivered or otherwise used	1,046.9	998.3

Note 24 – Litigation
Contingencies
As of March 31, 2019, the Firm and its subsidiaries and affiliates are defendants, putative defendants or respondents in numerous legal proceedings, including private, civil litigations and regulatory/government investigations. The litigations range from individual actions involving a single plaintiff to class action lawsuits with potentially millions of class members. Investigations involve both formal and informal proceedings, by both governmental agencies and self-regulatory organizations. These legal proceedings are at varying stages of adjudication, arbitration or investigation, and involve each of the Firm’s lines of business and several geographies and a wide variety of claims (including common law tort and contract claims and statutory antitrust, securities and consumer protection claims), some of which present novel legal theories.
The Firm believes the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for its legal proceedings is from $0 to approximately $1.4 billion at March 31, 2019. This estimated aggregate range of reasonably possible losses was based upon information available as of that date for those proceedings in which the Firm believes that an estimate of reasonably possible loss can be made. For certain matters, the Firm does not believe that such an estimate can be made, as of that date. The Firm’s estimate of the aggregate range of reasonably possible losses involves significant judgment, given:

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
A number of merchants appealed the settlement to the United States Court of Appeals for the Second Circuit, which, in June 2016, vacated the District Court’s certification of the class action and reversed the approval of the class settlement. In March 2017, the U.S. Supreme Court declined petitions seeking review of the decision of the Court of Appeals. The case was remanded to the District Court for further proceedings consistent with the appellate decision. The original class action was divided into two separate actions, one seeking primarily monetary relief and the other seeking primarily injunctive relief. In September

2018, the parties to the class action seeking monetary relief finalized an agreement which amends and supersedes the prior settlement agreement, and the plaintiffs filed a motion seeking preliminary approval of the modified settlement. Pursuant to this settlement, the defendants have collectively contributed an additional $900 million to the approximately $5.3 billion previously held in escrow from the original settlement. In January 2019, the amended agreement was preliminarily approved by the District Court, and formal notice of the class settlement is proceeding in accordance with the District Court’s order. The class action seeking primarily injunctive relief continues separately.
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
In addition, the Firm has been named as a defendant along with other banks in a series of individual and putative class actions related to benchmarks filed in various United States District Courts, including three putative class actions relating to U.S. dollar LIBOR during the period that it was administered by ICE Benchmark Administration. These actions have been filed, or consolidated for pre-trial purposes, in the United States District Court for the Southern District of New York. In these actions, plaintiffs make varying allegations that in various periods, starting in 2000 or later, defendants either individually or collectively manipulated various benchmark rates by submitting rates that were artificially low or high. Plaintiffs allege that they transacted in loans, derivatives or other financial instruments whose values are affected by changes in these rates and assert a variety of claims including antitrust claims seeking treble damages. These matters are in various stages of litigation.
The Firm has agreed to settle putative class actions related to exchange-traded Eurodollar futures contracts, Swiss franc LIBOR, EURIBOR, the Singapore Interbank Offered Rate, the Singapore Swap Offer Rate and the Australian Bank Bill Swap Reference Rate. Those settlements are all subject to further documentation and court approval.
In actions related to U.S. dollar LIBOR during the period that it was administered by the BBA, the District Court dismissed certain claims, including antitrust claims brought by some plaintiffs whom the District Court found did not have standing to assert such claims, and permitted certain claims to proceed, including antitrust claims, claims under the Commodity Exchange Act, claims under Section 10(b) of the Securities Exchange Act and common law claims. The plaintiffs whose antitrust claims were dismissed for lack of standing have filed an appeal. The District Court granted class certification of antitrust claims related to bonds and interest rate swaps sold directly by the defendants and denied class certification motions filed by other plaintiffs.

Municipal Derivatives Litigation. Several civil actions were commenced against the Firm generally alleging that it had made payments to certain third parties in exchange for being chosen to underwrite warrants issued by Jefferson County, Alabama (the “County”) and to act as the counterparty for certain swaps executed by the County. After the County filed for bankruptcy, the Bankruptcy Court confirmed a Plan of Adjustment which provided that all of these actions against the Firm would be released and dismissed with prejudice. The Plan of Adjustment became effective, and these actions were dismissed in December 2013. The appeal by certain sewer rate payers of the Bankruptcy Court’s order confirming the Plan of Adjustment has been dismissed, and the Supreme Court of the United States has denied the sewer rate payers’ petition for review.
Metals Investigations and Litigation. Various authorities, including the Department of Justice’s Criminal Division, are conducting investigations relating to trading practices in the metals markets and related conduct. The Firm is responding to and cooperating with these investigations. Several putative class action complaints have been filed in the United States District Court for the Southern District of New York against the Firm and certain current and former employees, alleging a precious metals futures and options price manipulation scheme in violation of the Commodity Exchange Act. Some of the complaints also allege unjust enrichment and deceptive acts or practices under the General Business Law of the State of New York. The Court consolidated these putative class actions in February 2019. The Firm is also a defendant in a consolidated action filed in the United States District Court for the Southern District of New York alleging monopolization of silver futures in violation of the Sherman Act.

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
The Firm has established reserves for several hundred of its currently outstanding legal proceedings. In accordance with the provisions of U.S. GAAP for contingencies, the Firm accrues for a litigation-related liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. The Firm evaluates its outstanding legal proceedings each quarter to assess its litigation reserves, and makes adjustments in such reserves, upwards or downward, as appropriate, based on management’s best judgment after consultation with counsel. The Firm’s legal expense was a benefit of $(81) million and expense of $70 million for the three months ended March 31, 2019 and 2018, respectively. There is no assurance that the Firm’s litigation reserves will not need to be adjusted in the future.

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

Note 25 – Business segments
The Firm is managed on a line of business basis. There are four major reportable business segments - Consumer & Community Banking, Corporate & Investment Bank, Commercial Banking and Asset & Wealth Management. In addition, there is a Corporate segment. The business segments are determined based on the products and services provided, or the type of customer served, and they reflect the manner in which financial information is currently evaluated by the Firm’s Operating Committee. Segment results are presented on a managed basis. For a further discussion concerning JPMorgan Chase’s business segments, refer to Segment results below, and Note 31 of JPMorgan Chase’s 2018 Form 10-K.
Segment results
The following table provides a summary of the Firm’s segment results as of or for the three months ended March 31, 2019 and 2018, on a managed basis. The Firm’s definition of managed basis starts with the reported U.S. GAAP results and includes certain reclassifications to present total net revenue for the Firm (and each of the reportable business segments) on an FTE basis. Accordingly, revenue from investments that receive tax credits and tax-exempt securities is presented in the managed results on a basis comparable to taxable investments and securities. For additional information on the Firm’s managed basis, refer to Note 31 of JPMorgan Chase’s 2018 Form 10-K.
Business segment capital allocation
The amount of capital assigned to each business is referred to as equity. On at least an annual basis, the assumptions and methodologies used in capital allocation are assessed and as a result, the capital allocated to lines of business may change. For additional information on business segment capital allocation, refer to Line of business equity on page 91 of JPMorgan Chase’s 2018 Form 10-K.

Segment results and reconciliation(a)
As of or for the three months ended March 31, (in millions, except ratios)	Consumer & Community Banking		Corporate & Investment Bank		Commercial Banking		Asset & Wealth Management
	2019	2018	2019	2018	2019	2018	2019	2018
Noninterest revenue	$4,333	$4,139	$7,663	$7,917	$658	$549	$2,593	$2,630
Net interest income	9,418	8,458	2,185	2,566	1,680	1,617	896	876
Total net revenue	13,751	12,597	9,848	10,483	2,338	2,166	3,489	3,506
Provision for credit losses	1,314	1,317	87	(158)	90	(5)	2	15
Noninterest expense	7,211	6,909	5,453	5,659	873	844	2,647	2,581
Income before income tax expense	5,226	4,371	4,308	4,982	1,375	1,327	840	910
Income tax expense	1,263	1,045	1,057	1,008	322	302	179	140
Net income	$3,963	$3,326	$3,251	$3,974	$1,053	$1,025	$661	$770
Average equity	$52,000	$51,000	$80,000	$70,000	$22,000	$20,000	$10,500	$9,000
Total assets	552,486	540,659	1,006,111	909,845	216,111	220,880	165,865	158,439
Return on equity	30%	25%	16%	22%	19%	20%	25%	34%
Overhead ratio	52	55	55	54	37	39	76	74

As of or for the three months ended March 31, (in millions, except ratios)	Corporate		Reconciling Items(a)		Total
	2019	2018	2019	2018	2019	2018
Noninterest revenue	$8	$(185)	$(585)	$(455)	$14,670	$14,595
Net interest income	417	(47)	(143)	(158)	14,453	13,312
Total net revenue	425	(232)	(728)	(613)	29,123	27,907
Provision for credit losses	2	(4)	—	—	1,495	1,165
Noninterest expense	211	87	—	—	16,395	16,080
Income/(loss) before income tax expense/(benefit)	212	(315)	(728)	(613)	11,233	10,662
Income tax expense/(benefit)	(39)	68	(728)	(613)	2,054	1,950
Net income/(loss)	$251	$(383)	$—	$—	$9,179	$8,712
Average equity	$65,551	$77,615	$—	$—	$230,051	$227,615
Total assets	796,615	779,962	NA	NA	2,737,188	2,609,785
Return on equity	NM	NM	NM	NM	16%	15%
Overhead ratio	NM	NM	NM	NM	56	58

(a)
Segment managed results reflect revenue on an FTE basis with the corresponding income tax impact recorded within income tax expense/(benefit). These adjustments are eliminated in reconciling items to arrive at the Firm’s reported U.S. GAAP results.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of JPMorgan Chase & Co.:
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheet of JPMorgan Chase & Co. and its subsidiaries (the “Firm”) as of March 31, 2019, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2019 and 2018, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Firm as of December 31, 2018, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and of cash flows for the year then ended (not presented herein), and in our report dated February 26, 2019, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

May 2, 2019

PricewaterhouseCoopers LLP, 300 Madison Avenue, New York, NY 10017

JPMorgan Chase & Co.
Consolidated average balance sheets, interest and rates (unaudited)
(Taxable-equivalent interest and rates; in millions, except rates)

	Three months ended March 31, 2019				Three months ended March 31, 2018
	Average balance	Interest(f)	Rate (annualized)		Average balance	Interest(f)	Rate (annualized)
Assets
Deposits with banks	$290,281	$1,170	1.64%		$423,807	$1,321	1.26
Federal funds sold and securities purchased under resale agreements	288,478	1,647	2.32		198,362	731	1.49
Securities borrowed	123,467	356	1.17		109,733	62	0.23
Trading assets – debt instruments	336,750	2,782	3.35		256,040	2,118	3.35
Taxable securities	220,817	1,705	3.13		195,641	1,313	2.72
Nontaxable securities(a)	38,583	453	4.76		44,113	510	4.69
Total investment securities	259,400	2,158	3.37	(g)	239,754	1,823	3.08	(g)
Loans	968,019	12,920	5.41		926,548	11,117	4.87
All other interest-earning assets(b)	46,708	1,004	8.72		49,169	681	5.61
Total interest-earning assets	2,313,103	22,037	3.86		2,203,413	17,853	3.29
Allowance for loan losses	(13,532)				(13,482)
Cash and due from banks	21,458				22,173
Trading assets – equity instruments	94,389				107,688
Trading assets – derivative receivables	52,522				60,492
Goodwill, MSRs and other intangible assets	54,302				54,702
Other assets	162,472				151,057
Total assets	$2,684,714				$2,586,043
Liabilities
Interest-bearing deposits	$1,104,032	$2,188	0.80%		$1,046,521	$1,060	0.41
Federal funds purchased and securities loaned or sold under repurchase agreements	209,065	1,110	2.15		196,112	578	1.20
Short-term borrowings(c)	74,562	427	2.33		57,603	209	1.47
Trading liabilities – debt and all other interest-bearing liabilities(d)(e)	183,702	1,224	2.70		171,488	660	1.56
Beneficial interests issued by consolidated VIEs	22,829	150	2.66		23,561	123	2.11
Long-term debt	285,925	2,342	3.32		279,005	1,753	2.55
Total interest-bearing liabilities	1,880,115	7,441	1.61		1,774,290	4,383	1.00
Noninterest-bearing deposits	375,710				399,487
Trading liabilities – equity instruments(e)	34,510				28,631
Trading liabilities – derivative payables	39,567				41,745
All other liabilities, including the allowance for lending-related commitments	97,635				88,207
Total liabilities	2,427,537				2,332,360
Stockholders’ equity
Preferred stock	27,126				26,068
Common stockholders’ equity	230,051				227,615
Total stockholders’ equity	257,177				253,683
Total liabilities and stockholders’ equity	$2,684,714				$2,586,043
Interest rate spread			2.25%				2.29
Net interest income and net yield on interest-earning assets		$14,596	2.56			$13,470	2.48
(a) Represents securities which are tax-exempt for U.S. federal income tax purposes.
(b) Includes held-for-investment margin loans, which are classified in accrued interest and accounts receivable, and all other interest-earning assets, which are classified in other assets on the Consolidated balance sheets.
(c) Includes commercial paper.
(d) All other interest-bearing liabilities include brokerage customer payables.
(e) The combined balance of trading liabilities – debt and equity instruments were $107.0 billion and $98.0 billion for the three months ended March 31, 2019 and 2018, respectively.
(f) Interest includes the effect of certain related hedging derivatives. Taxable-equivalent amounts are used where applicable.
(g) The annualized rate for securities based on amortized cost was 3.40% for three months ended March 31, 2019 and 3.12% for three months ended March 31, 2018, and does not give effect to changes in fair value that are reflected in AOCI.

GLOSSARY OF TERMS AND ACRONYMS
2018 Form 10-K: Annual report on Form 10-K for year ended December 31, 2018, filed with the U.S. Securities and Exchange Commission.
ABS: Asset-backed securities
Active foreclosures: Loans referred to foreclosure where formal foreclosure proceedings are ongoing. Includes both judicial and non-judicial states.
AFS: Available-for-sale
Allowance for loan losses to total retained loans: represents period-end allowance for loan losses divided by retained loans.
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
Core loans: represents loans central to the Firm’s ongoing businesses; core loans excludes loans classified as trading assets, runoff portfolios, discontinued portfolios and portfolios the Firm has an intent to exit.
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
HQLA: High-quality liquid assets
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
PRA: Prudential Regulation Authority
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
ROTCE: Return on tangible common equity
ROU assets: Right-of-use assets
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
Card Services: includes the Credit Card and Merchant Services businesses.
Credit Card: is a business that primarily issues credit cards to consumers and small businesses.
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

COMMERCIAL BANKING (“CB”)
Commercial Banking provides comprehensive financial solutions, including lending, treasury services, investment banking and asset management products across three primary client segments: Middle Market Banking, Corporate Client Banking and Commercial Real Estate Banking. Other includes amounts not aligned with a primary client segment.
Middle Market Banking: covers midsized corporations, local governments and nonprofit clients.
Corporate Client Banking: covers large corporations.
Commercial Real Estate Banking: covers investors, developers, and owners of multifamily, office, retail, industrial and affordable housing properties.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
For a discussion of the quantitative and qualitative disclosures about market risk, refer to the Market Risk Management section of Management’s discussion and analysis and pages 124–131 of JPMorgan Chase’s 2018 Form 10-K.
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
The Firm is committed to maintaining high standards of internal control over financial reporting. Nevertheless, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, in a firm as large and complex as JPMorgan Chase, lapses or deficiencies in internal controls do occur from time to time, and there can be no assurance that any such deficiencies will not result in significant deficiencies or material weaknesses in internal controls in the future. For further information, refer to “Management’s report on internal control over financial reporting” on page 148 of JPMorgan Chase’s 2018 Form 10-K. There was no change in the Firm’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.

Part II – Other Information
Item 1. Legal Proceedings.
For information that updates the disclosures set forth under Part I, Item 3: Legal Proceedings, in JPMorgan Chase’s 2018 Form 10-K, refer to the discussion of the Firm’s material legal proceedings in Note 24 of this Form 10-Q.
Item 1A. Risk Factors.
For a discussion of certain risk factors affecting the Firm, refer to Part I, Item 1A: Risk Factors on pages 7–28 of JPMorgan Chase’s 2018 Form 10-K and Forward-Looking Statements on page 68 of this Form 10-Q.
Supervision and regulation
For information on Supervision and Regulation, refer to the Supervision and regulation section on pages 1–6 of JPMorgan Chase’s 2018 Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The Firm did not have any unregistered sale of equity securities during the three months ended March 31, 2019.
Repurchases under the common equity repurchase program
For information regarding repurchases under the Firm’s common equity repurchase program, refer to Capital Risk Management on pages 32–36 of this Form 10-Q and pages 85-94 of JPMorgan Chase’s 2018 Form 10-K.

Shares repurchased, on a settlement-date basis, pursuant to the common equity repurchase program during the three months ended March 31, 2019, were as follows.

Three months ended March 31, 2019	Total shares of common stock repurchased	Average price paid per share of common stock(a)	Aggregate repurchases of common equity (in millions)(a)	Dollar value of remaining authorized repurchase (in millions)(a)
January	17,344,594	$101.12	$1,754	$8,628
February	13,838,052	103.80	1,436	7,191
March	18,352,000	103.57	1,901	5,290	(b)
First quarter	49,534,646	$102.78	$5,091	$5,290	(b)

(a)	Excludes commissions cost.

(b)	Represents the amount remaining under the $20.7 billion repurchase program that was authorized by the Board of Directors on June 28, 2018.

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

(c)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Firm’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the Consolidated statements of income (unaudited) for the three months ended March 31, 2019 and 2018, (ii) the Consolidated statements of comprehensive income (unaudited) for the three months ended March 31, 2019 and 2018, (iii) the Consolidated balance sheets (unaudited) as of March 31, 2019, and December 31, 2018, (iv) the Consolidated statements of changes in stockholders’ equity (unaudited) for the three months ended March 31, 2019 and 2018, (v) the Consolidated statements of cash flows (unaudited) for the three months ended March 31, 2019 and 2018, and (vi) the Notes to Consolidated Financial Statements (unaudited).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JPMorgan Chase & Co.
(Registrant)

By:	/s/ Nicole Giles
Nicole Giles
Managing Director and Firmwide Controller
(Principal Accounting Officer)

Date:	May 2, 2019

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

15	Letter re: Unaudited Interim Financial Information.

31.1	Certification.

31.2	Certification.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.