Form 10-Q
period 2019-09-30
JPMORGAN CHASE & CO
filed 2019-11-04
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended	Commission file
September 30, 2019	number	1-5805
JPMorgan Chase & Co.
(Exact name of registrant as specified in its charter)

Delaware		13-2624428
(State or other jurisdiction of incorporation or organization)		(I.R.S. employer identification no.)

383 Madison Avenue,
New York,	New York	10179
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (212) 270-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	JPM	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 5.45% Non-Cumulative Preferred Stock, Series P	JPM PR A	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 6.125% Non-Cumulative Preferred Stock, Series Y	JPM PR F	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 6.10% Non-Cumulative Preferred Stock, Series AA	JPM PR G	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 6.15% Non-Cumulative Preferred Stock, Series BB	JPM PR H	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 5.75% Non-Cumulative Preferred Stock, Series DD	JPM PR D	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 6.00% Non-Cumulative Preferred Stock, Series EE	JPM PR C	The New York Stock Exchange
Alerian MLP Index ETNs due May 24, 2024	AMJ	NYSE Arca, Inc.
Guarantee of Callable Step-Up Fixed Rate Notes due April 26, 2028 of JPMorgan Chase Financial Company LLC	JPM/28	The New York Stock Exchange
Guarantee of Cushing 30 MLP Index ETNs due June 15, 2037 of JPMorgan Chase Financial Company LLC	PPLN	NYSE Arca, Inc.
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

Number of shares of common stock outstanding as of September 30, 2019: 3,136,484,924

FORM 10-Q

JPMorgan Chase & Co.
Consolidated financial highlights (unaudited)

As of or for the period ended, (in millions, except per share, ratio, headcount data and where otherwise noted)						Nine months ended Sept. 30,
	3Q19	2Q19	1Q19	4Q18	3Q18	2019	2018
Selected income statement data
Total net revenue	$29,341	$28,832	$29,123	$26,109	$27,260	$87,296	$82,920
Total noninterest expense	16,422	16,341	16,395	15,720	15,623	49,158	47,674
Pre-provision profit	12,919	12,491	12,728	10,389	11,637	38,138	35,246
Provision for credit losses	1,514	1,149	1,495	1,548	948	4,158	3,323
Income before income tax expense	11,405	11,342	11,233	8,841	10,689	33,980	31,923
Income tax expense	2,325	1,690	2,054	1,775	2,309	6,069	6,515
Net income	$9,080	$9,652	$9,179	$7,066	$8,380	$27,911	$25,408
Earnings per share data
Net income: Basic	$2.69	$2.83	$2.65	$1.99	$2.35	$8.17	$7.04
Diluted	2.68	2.82	2.65	1.98	2.34	8.15	7.00
Average shares: Basic	3,198.5	3,250.6	3,298.0	3,335.8	3,376.1	3,248.7	3,416.5
Diluted	3,207.2	3,259.7	3,308.2	3,347.3	3,394.3	3,258.0	3,436.2
Market and per common share data
Market capitalization	369,133	357,479	328,387	319,780	375,239	369,133	375,239
Common shares at period-end	3,136.5	3,197.5	3,244.0	3,275.8	3,325.4	3,136.5	3,325.4
Book value per share	75.24	73.88	71.78	70.35	69.52	75.24	69.52
Tangible book value per share (“TBVPS”)(a)	60.48	59.52	57.62	56.33	55.68	60.48	55.68
Cash dividends declared per share	0.90	0.80	0.80	0.80	0.80	2.50	1.92
Selected ratios and metrics
Return on common equity (“ROE”)(b)	15%	16%	16%	12%	14%	15%	14%
Return on tangible common equity (“ROTCE”)(a)(b)	18	20	19	14	17	19	18
Return on assets(b)	1.30	1.41	1.39	1.06	1.28	1.37	1.31
Overhead ratio	56	57	56	60	57	56	57
Loans-to-deposits ratio	62	63	64	67	65	62	65
Liquidity coverage ratio (“LCR”) (average)	115	113	111	113	115	115	115
Common equity Tier 1 (“CET1”) capital ratio(c)	12.3	12.2	12.1	12.0	12.0	12.3	12.0
Tier 1 capital ratio(c)	14.1	14.0	13.8	13.7	13.6	14.1	13.6
Total capital ratio(c)	15.9	15.8	15.7	15.5	15.4	15.9	15.4
Tier 1 leverage ratio(c)	7.9	8.0	8.1	8.1	8.2	7.9	8.2
Supplementary leverage ratio (“SLR”)	6.3	6.4	6.4	6.4	6.5	6.3	6.5
Selected balance sheet data (period-end)
Trading assets	$495,875	$523,373	$533,402	$413,714	$419,827	$495,875	$419,827
Investment securities	394,251	307,264	267,365	261,828	231,398	394,251	231,398
Loans	945,218	956,889	956,245	984,554	954,318	945,218	954,318
Core loans	899,572	908,971	905,943	931,856	899,006	899,572	899,006
Average core loans	900,567	905,786	916,567	907,271	894,279	907,581	877,774
Total assets	2,764,661	2,727,379	2,737,188	2,622,532	2,615,183	2,764,661	2,615,183
Deposits	1,525,261	1,524,361	1,493,441	1,470,666	1,458,762	1,525,261	1,458,762
Long-term debt	296,472	288,869	290,893	282,031	270,124	296,472	270,124
Common stockholders’ equity	235,985	236,222	232,844	230,447	231,192	235,985	231,192
Total stockholders’ equity	264,348	263,215	259,837	256,515	258,956	264,348	258,956
Headcount	257,444	254,983	255,998	256,105	255,313	257,444	255,313
Credit quality metrics
Allowance for credit losses	$14,400	$14,295	$14,591	$14,500	$14,225	$14,400	$14,225
Allowance for loan losses to total retained loans	1.42%	1.39%	1.43%	1.39%	1.39%	1.42%	1.39%
Allowance for loan losses to retained loans excluding purchased credit-impaired loans(d)	1.32	1.28	1.28	1.23	1.23	1.32	1.23
Nonperforming assets	$5,343	$5,260	$5,616	$5,190	$5,034	$5,343	$5,034
Net charge-offs	1,371	1,403	1,361	1,236	1,033	4,135	3,620
Net charge-off rate	0.58%	0.60%	0.58%	0.52%	0.43%	0.59%	0.52%

(a)
TBVPS and ROTCE are non-GAAP financial measures. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures and Key Performance Measures on pages 19–20 for a further discussion of these measures.

(b)	Quarterly ratios are based upon annualized amounts.

(c)
The Basel III capital rules became fully phased-in effective January 1, 2019. During 2018, the required capital measures were subject to the transitional rules and as of December 31, 2018 and September 30, 2018, were the same on a fully phased-in and on a transitional basis. Refer to Key performance measures on page 59 and Capital Risk Management on pages 85-94 of JPMorgan Chase’s 2018 Form 10-K and pages 45–49 of this Form 10-Q for additional information on these measures.

(d)
Excludes the impact of residential real estate purchased credit-impaired (“PCI”) loans, a non-GAAP financial measure. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures and Key Performance Measures on pages 19–20, and the Allowance for credit losses on pages 67–68 for a further discussion of these measures.

INTRODUCTION
The following is Management’s discussion and analysis of the financial condition and results of operations (“MD&A”) of JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”) for the third quarter of 2019.
This Quarterly Report on Form 10-Q for the third quarter of 2019 (“Form 10-Q”) should be read together with JPMorgan Chase’s Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”). Refer to the Glossary of terms and acronyms and line of business metrics on pages 168–175 for definitions of terms and acronyms used throughout this Form 10-Q.
This document contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. Refer to Forward-looking Statements on page 79 of this Form 10-Q and Part I, Item 1A, Risk factors, on pages 7–28 of the 2018 Form 10-K for a further discussion of certain of those risks and uncertainties and the factors that could cause JPMorgan Chase’s actual results to differ materially because of those risks and uncertainties.
JPMorgan Chase & Co. (NYSE: JPM), a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States of America (“U.S.”), with operations worldwide; JPMorgan Chase had $2.8 trillion in assets and $264.3 billion in stockholders’ equity as of September 30, 2019. The Firm is a leader in investment banking, financial services for consumers and small businesses, commercial banking, financial transaction processing and asset management. Under the J.P. Morgan and Chase brands, the Firm serves millions of customers in the U.S. and many of the world’s most prominent corporate, institutional and government clients.
JPMorgan Chase’s principal bank subsidiary is JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank, N.A.”), a national banking association with U.S. branches in 32 states and Washington, D.C. as of September 30, 2019. JPMorgan Chase’s principal nonbank subsidiary is J.P. Morgan Securities LLC (“J.P. Morgan Securities”), a U.S. broker-dealer. The bank and non-bank subsidiaries of JPMorgan Chase operate nationally as well as through overseas branches and subsidiaries, representative offices and subsidiary foreign banks. The Firm’s principal operating subsidiary in the United Kingdom (“U.K.”) is J.P. Morgan Securities plc, a subsidiary of JPMorgan Chase Bank, N.A.

For management reporting purposes, the Firm’s activities are organized into four major reportable business segments, as well as a Corporate segment. The Firm’s consumer business segment is Consumer & Community Banking (“CCB”). The Firm’s wholesale business segments are Corporate & Investment Bank (“CIB”), Commercial Banking (“CB”), and Asset & Wealth Management (“AWM”). Refer to Note 31 of JPMorgan Chase’s 2018 Form 10-K for a description of the Firm’s business segments and the products and services they provide to their respective client bases.

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

Financial performance of JPMorgan Chase
(unaudited) As of or for the period ended, (in millions, except per share data and ratios)	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Change	2019	2018	Change
Selected income statement data
Total net revenue	$29,341	$27,260	8%	$87,296	$82,920	5%
Total noninterest expense	16,422	15,623	5	49,158	47,674	3
Pre-provision profit	12,919	11,637	11	38,138	35,246	8
Provision for credit losses	1,514	948	60	4,158	3,323	25
Net income	9,080	8,380	8	27,911	25,408	10
Diluted earnings per share	$2.68	$2.34	15	$8.15	$7.00	16
Selected ratios and metrics
Return on common equity	15%	14%		15%	14%
Return on tangible common equity	18	17		19	18
Book value per share	$75.24	$69.52	8	$75.24	$69.52	8
Tangible book value per share	60.48	55.68	9	60.48	55.68	9
Capital ratios(a)
CET1	12.3%	12.0%		12.3%	12.0%
Tier 1 capital	14.1	13.6		14.1	13.6
Total capital	15.9	15.4		15.9	15.4

(a)
The Basel III capital rules became fully phased-in effective January 1, 2019. During 2018, the required capital measures were subject to the transitional rules and as of September 30, 2018, was the same on a fully phased-in and on a transitional basis. Refer to Key performance measures on page 59 and Capital Risk Management on pages 85-94 of JPMorgan Chase’s 2018 Form 10-K and pages 45–49 of this Form 10-Q for additional information on these measures.

Comparisons noted in the sections below are for the third quarter of 2019 versus the third quarter of 2018, unless otherwise specified.
Firmwide overview
JPMorgan Chase reported strong results in the third quarter of 2019, with net income of $9.1 billion, or $2.68 per share, on record net revenue of $29.3 billion. The Firm reported ROE of 15% and ROTCE of 18%.

•	The Firm had net income of $9.1 billion, up 8%.

•
Total net revenue increased 8%. Net interest income was $14.2 billion, up 2%, driven by continued balance sheet growth and mix, largely offset by the impact of rates. Noninterest revenue was $15.1 billion, up 13%, and included approximately $350 million of gains related to certain loan sales in Home Lending. Excluding these gains, the increase in noninterest revenue was largely driven by results in Fixed Income Markets in the CIB, as well as Home Lending and Auto in CCB.

•
Noninterest expense was $16.4 billion, up 5%, driven by higher volume- and revenue-related expenses and investments, including compensation and auto lease depreciation, partially offset by lower FDIC charges.

•	The provision for credit losses was $1.5 billion, up $566 million, largely as a result of net reductions in the allowance for credit losses and net recoveries in the prior year.

•
The total allowance for credit losses was $14.4 billion at September 30, 2019, and the Firm had a loan loss coverage ratio of 1.42%, compared with 1.39% in the prior year; excluding the PCI portfolio, the equivalent ratio was 1.32%, compared with 1.23% in the prior year. The Firm’s nonperforming assets totaled $5.3 billion at September 30, 2019, an increase from $5.0 billion in the prior year, reflecting increases in the wholesale portfolio related to select client downgrades, largely offset by improved credit performance in the consumer portfolio.

•	Firmwide average total loans were flat at $947 billion, or up 3% excluding the impact of certain loan sales in Home Lending.

Selected capital-related metrics

•	The Firm’s CET1 capital was $188 billion, and the Standardized and Advanced CET1 ratios were 12.3% and 13.1%, respectively.

•	The Firm’s supplementary leverage ratio (“SLR”) was 6.3% at September 30, 2019.

•	The Firm continued to grow tangible book value per share (“TBVPS”), ending the third quarter of 2019 at $60.48, up 9%.
ROTCE and TBVPS are non-GAAP financial measures. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures and Key Performance Measures on pages 19–20 for a further discussion of each of these measures.

Business segment highlights
Selected business metrics for each of the Firm’s four lines of business are presented below for the third quarter of 2019.

CCB ROE 32%
•
Average loans down 4%; Home Lending loans down 12% impacted by loan sales; credit card loans up 8%
•
Client investment assets up 13%; average deposits up 3%
•
Credit card sales volume up 10% and merchant processing volume up 11%

CIB ROE 13%	• Maintained #1 ranking for Global Investment Banking fees with 9.3% wallet share YTD • Total Markets revenue of $5.1 billion, up 14%
CB ROE 16%	• Gross Investment Banking revenue of $700 million, up 20% • Average client deposits of $173 billion, up 3%
AWM ROE 24%	• Average loan balances up 7% • Assets under management (AUM) of $2.2 trillion, up 8%
Refer to the Business Segment Results on pages 21–43 for a detailed discussion of results by business segment.

Credit provided and capital raised
JPMorgan Chase continues to support consumers, businesses and communities around the globe. The Firm provided new and renewed credit and raised capital for wholesale and consumer clients during the first nine months of 2019, consisting of:

$1.7 trillion	Total credit provided and capital raised

$188 billion	Credit for consumers

$25 billion	Credit for U.S. small businesses

$630 billion	Credit for corporations

$785 billion	Capital raised for corporate clients and non-U.S. government entities

$53 billion	Credit and capital raised for nonprofit and U.S. government entities(a)

(a)	Includes states, municipalities, hospitals and universities.

2019 outlook
These current expectations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. Refer to Forward-Looking Statements on page 79 of this Form 10-Q and Risk Factors on pages 7–28 of JPMorgan Chase’s 2018 Form 10-K for a further discussion of certain of those risks and uncertainties and the other factors that could cause JPMorgan Chase’s actual results to differ materially because of those risks and uncertainties. There is no assurance that actual results in the full year of 2019 will be in line with the outlook set forth below, and the Firm does not undertake to update any forward-looking statements.
JPMorgan Chase’s current outlook for the remainder of 2019 should be viewed against the backdrop of the global and U.S. economies, financial markets activity, the geopolitical environment, the competitive environment, client and customer activity levels, and regulatory and legislative developments in the U.S. and other countries where the Firm does business. Each of these factors will affect the performance of the Firm and its lines of business. The Firm expects that it will continue to make appropriate adjustments to its businesses and operations in response to ongoing developments in the business, economic, regulatory and legal environments in which it operates.
Firmwide

•
Management expects full-year 2019 net interest income, on a managed basis, to be less than $57.5 billion, market dependent. This estimate is based on stable long-end rates and assumes no more federal funds rate cuts in 2019.

•	Management expects Firmwide adjusted expense for the full-year 2019 to be approximately $65.5 billion.

•	Management expects full-year 2019 net charge-offs to be approximately $5.5 billion.

Business Developments
Expected departure of the U.K. from the EU
The U.K.’s expected departure from the EU, which is commonly referred to as “Brexit,” is scheduled to occur not later than January 31, 2020.
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

Business and operational readiness
The Firm relocated certain employees during the first quarter of 2019. During the second quarter of 2019, the Firm added specific employees to certain EU legal entities, where appropriate, to support the level of client activity that has been migrated. However, the Firm’s final staffing plan will depend upon the timing and terms of any withdrawal by the U.K. from the EU.
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

CONSOLIDATED RESULTS OF OPERATIONS
This section provides a comparative discussion of JPMorgan Chase’s Consolidated Results of Operations on a reported basis for the three and nine months ended September 30, 2019 and 2018, unless otherwise specified. Factors that relate primarily to a single business segment are discussed in more detail within that business segment. Refer to pages 76–77 of this Form 10-Q and pages 141-143 of JPMorgan Chase’s 2018 Form 10-K for a discussion of the Critical Accounting Estimates Used by the Firm that affect the Consolidated Results of Operations.

Revenue
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2019	2018	Change	2019	2018	Change
Investment banking fees	$1,967	$1,832	7%	$5,658	$5,736	(1)%
Principal transactions	3,449	2,964	16	11,239	10,698	5
Lending- and deposit-related fees	1,626	1,542	5	4,643	4,514	3
Asset management, administration and commissions	4,351	4,310	1	12,818	12,923	(1)
Investment securities gains/(losses)	78	(46)	NM	135	(371)	NM
Mortgage fees and related income	887	262	239	1,562	1,051	49
Card income	1,283	1,328	(3)	3,923	3,623	8
Other income(a)	1,472	1,160	27	4,239	4,041	5
Noninterest revenue	15,113	13,352	13	44,217	42,215	5
Net interest income	14,228	13,908	2	43,079	40,705	6
Total net revenue	$29,341	$27,260	8%	$87,296	$82,920	5%

(a)
Included operating lease income of $1.4 billion and $1.2 billion for the three months ended September 30, 2019 and 2018, respectively and $4.0 billion and $3.3 billion for the nine months ended September 30, 2019 and 2018, respectively.

Quarterly results
Investment banking fees increased reflecting:

•
higher debt underwriting fees, on wallet share gains despite a decline in industry-wide fees, driven by participation in large acquisition financing deals and increased activity in investment-grade bonds

•	higher equity underwriting fees driven by wallet share gains primarily in the IPO and convertible markets, partially offset by

•	lower advisory fees driven by a decline in industry-wide fees compared with a strong prior year.
Refer to CIB segment results on pages 28–33 and Note 5 for additional information.
Principal transactions revenue increased reflecting:

•	higher revenue in CIB, primarily driven by

–
strong performance across products in Fixed Income Markets, primarily in Rates, agency mortgage trading within Securitized Products, and Commodities, compared with the prior year, which was impacted by less favorable market conditions, partially offset by

–	lower revenue in Equity Markets, primarily in derivatives, driven by lower client activity and less favorable market conditions, compared with a strong prior year, and

•	in Corporate, net gains on certain legacy private equity investments compared with net losses in the prior year.
Principal transactions revenue in CIB may have offsets across other revenue lines, including net interest income. The Firm assesses its Markets business performance on a total revenue basis.

Refer to CIB, AWM and Corporate segment results on pages 28–33, pages 38–41 and pages 42–43, and Note 5 for additional information.
Lending- and deposit-related fees increased primarily due to higher deposit-related fees in CCB, reflecting growth in customer accounts and transactions.
Refer to CCB segment results on pages 22–27, CIB on pages 28–33 and CB on pages 34–37, respectively, and Note 5 for additional information.
Asset management, administration and commissions revenue increased driven by higher asset management fees in CCB from growth in client investment assets.
Refer to CCB and AWM segment results on pages 22–27 and pages 38–41 , respectively, and Note 5 for additional information.
Investment securities gains/(losses) primarily reflect the impact of repositioning the investment securities portfolio. Refer to Corporate segment results on pages 42–43 and Note 9 for additional information.
Mortgage fees and related income increased driven by:

•	higher net mortgage production revenue reflecting approximately $350 million of gains on the sale of certain loans, as well as higher production volumes and margins

•
net mortgage servicing revenue, which remained relatively flat, reflecting lower operating revenue driven by the impact of reclassifying certain loans to held-for-sale and faster prepayment speeds on lower rates, offset by favorable MSR risk management results.

Refer to CCB segment results on pages 22–27, Note 5 and 14 for further information.
Card income decreased reflecting higher rewards costs and partner payments, predominantly offset by higher interchange income and merchant processing fees on higher volumes.
Refer to CCB segment results on pages 22–27 and Note 5 for further information.
Other income increased reflecting:

•	higher operating lease income from growth in auto operating lease volume in CCB

•	losses in the prior year on certain investments in CIB and Corporate, partially offset by

•
lower other income in CIB associated with increased amortization on a higher level of alternative energy investments. The increased amortization was more than offset by the lower income tax expense from the associated tax credits.

Refer to Note 5 for further information.
Net interest income increased driven by continued balance sheet growth and changes in mix, largely offset by the net impact of rates. The Firm’s average interest-earning assets were $2.4 trillion, up $162 billion, and the net interest yield on these assets, on a fully taxable-equivalent (“FTE”) basis, was 2.41%, a decrease of 12 basis points. The net interest yield excluding CIB Markets was 3.23%, a decrease of 7 basis points. Net interest yield excluding CIB markets is a non-GAAP financial measure. Refer to the Consolidated average balance sheets, interest and rates schedule on pages 166–167 for further details; and the Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures and Key Performance Measures on pages 19–20 for a further discussion of Net interest yield excluding CIB markets.
Year-to-date results
Investment banking fees were relatively flat reflecting:

•	lower advisory and equity underwriting fees driven by a decline in industry-wide fees despite wallet share gains, offset by

•	higher debt underwriting fees on wallet share gains despite a decline in industry-wide fees, driven by participation in large acquisition financing deals
Principal transactions revenue increased reflecting:

•	higher revenue in CIB, which included a gain on the IPO of Tradeweb. Excluding this gain, the increase in CIB’s revenue was driven by:

–	higher revenue in Fixed Income Markets, primarily in agency mortgage trading within Securitized Products, and Commodities, partially offset by Currencies & Emerging Markets

–	favorable changes in funding spreads on derivatives in Credit Adjustments & Other, partially offset by

–	lower revenue in Equity Markets driven by lower client activity in derivatives the net increase in CIB was partially offset by

•	lower revenue in AWM, related to hedges on certain investments, which was more than offset by higher valuation gains on the related investments reflected in other income,

•	Corporate was relatively flat, reflecting

–	losses on cash deployment transactions in Treasury and CIO, which were more than offset by the related net interest income earned on those transactions, and

–	lower net valuation losses on certain legacy private equity investments.
Principal transactions revenue in CIB may have offsets across other revenue lines, including net interest income. The Firm assesses its Markets business performance on a total revenue basis.
Lending- and deposit-related fees increased primarily due to higher deposit-related fees in CCB, reflecting growth in customer accounts and transactions.
Asset management, administration and commissions revenue was relatively flat reflecting:

•	lower asset management fees in AWM driven by a shift in the mix toward lower fee products, largely offset by

•	higher asset management fees in CCB from growth in client investment assets.
Investment securities gains/(losses) primarily reflect the impact of repositioning the investment securities portfolio.
Mortgage fees and related income increased driven by:

•	higher net mortgage production revenue reflecting gains on sales of certain loans, as well as higher mortgage production margins and volumes, partially offset by

•	lower net mortgage servicing revenue driven by

–	lower operating revenue reflecting faster prepayment speeds on lower rates and the impact of reclassifying certain loans to held-for-sale, as well as

–	lower MSR risk management results reflecting updates to model inputs.
Card income increased reflecting the absence of the prior-year adjustment of approximately $330 million to the credit card rewards liability.
Other income increased reflecting:

•	higher operating lease income from growth in auto operating lease volume in CCB, and

•	higher investment valuation gains in AWM, which were largely offset by the impact of the related hedges reflected in principal transactions revenue, partially offset by

•
lower other income in CIB associated with increased amortization on a higher level of alternative energy investments. The increased amortization was more than offset by the lower income tax expense from the associated tax credits.

The prior year included:

•	$505 million of fair value gains related to the adoption of the recognition and measurement accounting guidance for certain equity investments previously held at cost in the first quarter of 2018, and

•	losses on certain investments in CIB and Corporate.

Net interest income increased driven by continued balance sheet growth and changes in mix. The Firm’s average interest-earning assets were $2.3 trillion, up $136 billion, and the net interest yield on these assets, on an FTE basis, was 2.49%, a decrease of 1 basis point. The net interest yield excluding CIB Markets was 3.34%, an increase of 13 basis points. Net interest yield excluding CIB markets is a non-GAAP financial measure.

Provision for credit losses
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2019	2018	Change	2019	2018	Change
Consumer, excluding credit card	$(61)	$(242)	75%	$(265)	$(152)	(74)%
Credit card	1,375	1,223	12	4,017	3,557	13
Total consumer	1,314	981	34	3,752	3,405	10
Wholesale	200	(33)	NM	406	(82)	NM
Total provision for credit losses	$1,514	$948	60%	$4,158	$3,323	25%
Quarterly results
The provision for credit losses increased driven by consumer and wholesale.
The total consumer provision reflects:

•	an increase in credit card due to

–	higher net charge-offs on loan growth, in line with expectations, and

–
a $200 million addition to the allowance for loan losses reflecting higher loss rates, as newer vintages season and become a larger part of the portfolio, compared to a $150 million addition in the prior year

•	an increase in consumer, excluding credit card in CCB due to

–
a $100 million reduction in the allowance for loan losses in the non credit-impaired residential real estate portfolio, compared to a $250 million reduction in the PCI residential real estate portfolio in the prior year, and

–	lower net recoveries in the residential real estate portfolio as the prior year benefited from a larger recovery on a loan sale partially offset by

–	a $50 million reduction in the allowance for loan losses in the business banking portfolio.
The wholesale provision was largely driven by select Commercial & Industrial (“C&I”) client downgrades. The prior year was a net benefit which included net recoveries predominantly related to a loan sale in CIB.
Refer to CCB segment results on pages 22–27, CIB on pages 28–33, CB on pages 34–37, AWM on pages 38–41, the Allowance for Credit Losses on pages 67–68, and Note 12 for additional information on the credit portfolio and the allowance for credit losses.

Year-to-date results
The provision for credit losses increased driven by wholesale and consumer.
The wholesale provision was largely driven by select C&I client downgrades. The prior year was a net benefit primarily driven by loan sales and other activity related to a single name in the Oil & Gas portfolio, partially offset by other net portfolio activity.
The total consumer provision reflects:

•	an increase in credit card due to

–
a $400 million addition to the allowance for loan losses reflecting higher loss rates, as newer vintages season and become a larger part of the portfolio and loan growth, compared to a $150 million addition in the prior year, and

–	higher net charge-offs on loan growth, in line with expectations partially offset by

•	a decrease in consumer, excluding credit card in CCB due to

–
a $400 million reduction in the allowance for loan losses in the PCI residential real estate portfolio, reflecting continued improvement in home prices and delinquencies, and a $100 million reduction in the allowance for loan losses in the non credit-impaired residential real estate portfolio, compared to a $250 million reduction in the PCI residential real estate portfolio in the prior year, and

–	a $50 million reduction in the allowance for loan losses in the business banking portfolio largely offset by

–	lower net recoveries in the residential real estate portfolio as the prior year benefited from larger recoveries on loan sales.

Noninterest expense
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2019	2018	Change	2019	2018	Change
Compensation expense	$8,583	$8,108	6%	$26,067	$25,308	3%
Noncompensation expense:
Occupancy	1,110	1,014	9	3,238	2,883	12
Technology, communications and equipment	2,494	2,219	12	7,236	6,441	12
Professional and outside services	2,056	2,086	(1)	6,307	6,333	—
Marketing	945	798	18	2,686	2,396	12
Other expense(a)(b)	1,234	1,398	(12)	3,624	4,313	(16)
Total noncompensation expense	7,839	7,515	4	23,091	22,366	3
Total noninterest expense	$16,422	$15,623	5%	$49,158	$47,674	3%

(a)
Included Firmwide legal expense/(benefit) of $10 million and $20 million for the three months ended September 30, 2019 and 2018, respectively and $(2) million and $90 million for the nine months ended September 30, 2019 and 2018, respectively.

(b)
Included FDIC-related expense of $114 million and $349 million for the three months ended September 30, 2019 and 2018, respectively and $378 million and $1.1 billion for the nine months ended September 30, 2019 and 2018, respectively.

Quarterly results
Compensation expense increased driven by higher revenue-related expense in CIB and investments across the businesses, including front office hires, as well as technology staff.
Noncompensation expense increased as a result of:

•	higher investments across the businesses, including technology, real estate and marketing, and

•	higher volume-related expense, including depreciation from growth in auto operating lease assets in CCB, and brokerage expense in certain businesses in CIB, partially offset by

•	lower FDIC charges as a result of the elimination of the surcharge at the end of the third quarter of 2018, and

•	lower other regulatory-related charges in CIB.

Year-to-date results
Compensation expense increased driven by investments across the businesses, including front office hires, as well as technology staff, partially offset by lower revenue-related expense in CIB.
Noncompensation expense increased as a result of:

•	higher investments across the businesses, including, technology, real estate and marketing

•	higher volume-related expense, including depreciation from growth in auto operating lease assets in CCB, and brokerage expense in certain businesses in CIB

•	contributions to the Firm’s Foundation, whereas all prior-year contributions were made in the fourth quarter, and

•	higher pension costs due to changes to actuarial assumptions and estimates, partially offset by

•	lower FDIC charges as a result of the elimination of the surcharge at the end of the third quarter of 2018

•	lower other regulatory-related charges in CIB

•	lower legal expense, and

•	lower distribution fees in AWM.
The prior year included a loss of $174 million on the liquidation of a legal entity in Corporate recorded in other expense.
Refer to Note 19 for additional information on the liquidation of a legal entity.

Income tax expense
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2019	2018	Change	2019	2018	Change
Income before income tax expense	$11,405	$10,689	7%	$33,980	$31,923	6%
Income tax expense	2,325	2,309	1	6,069	6,515	(7)
Effective tax rate	20.4%	21.6%		17.9%	20.4%
Quarterly results
The effective tax rate decreased due to the recognition of tax benefits related to the resolution of certain tax audits and changes in the mix of income and expense subject to U.S. federal, and state and local taxes. In addition, the prior year included a $132 million net tax benefit resulting from changes in the estimates under the Tax Cuts and Jobs Act (“TCJA”) related to the remeasurement of certain deferred taxes and the deemed repatriation tax on non-U.S. earnings.

Year-to-date results
The effective tax rate decreased due to the recognition of $1.0 billion of tax benefits related to the resolution of certain tax audits and changes in the mix of income and expense subject to U.S. federal, and state and local taxes. The decrease was partially offset by lower tax benefits related to the vesting of employee stock-based awards. In addition, the prior year included a $305 million net tax benefit resulting from changes in the estimates under the TCJA related to the remeasurement of certain deferred taxes and the deemed repatriation tax on non-U.S. earnings. Refer to Note 1 for additional information on the 2019 tax benefits.

CONSOLIDATED BALANCE SHEETS AND CASH FLOWS ANALYSIS
Consolidated balance sheets analysis
The following is a discussion of the significant changes between September 30, 2019, and December 31, 2018.

Selected Consolidated balance sheets data
(in millions)	September 30, 2019	December 31, 2018	Change
Assets
Cash and due from banks	$21,215	$22,324	(5)%
Deposits with banks	235,382	256,469	(8)
Federal funds sold and securities purchased under resale agreements	257,391	321,588	(20)
Securities borrowed	138,336	111,995	24
Trading assets	495,875	413,714	20
Investment securities	394,251	261,828	51
Loans	945,218	984,554	(4)
Allowance for loan losses	(13,235)	(13,445)	(2)
Loans, net of allowance for loan losses	931,983	971,109	(4)
Accrued interest and accounts receivable	88,988	73,200	22
Premises and equipment	25,117	14,934	68
Goodwill, MSRs and other intangible assets	53,078	54,349	(2)
Other assets	123,045	121,022	2
Total assets	$2,764,661	$2,622,532	5%
Cash and due from banks and deposits with banks decreased primarily as a result of a shift in the deployment of cash in Treasury and CIO to investment securities. Deposits with banks reflect the Firm’s placements of its excess cash with various central banks, including the Federal Reserve Banks.
Federal funds sold and securities purchased under resale agreements decreased largely as a result of a shift in the deployment of cash in Treasury and CIO. Refer to Liquidity Risk Management on pages 50–54 and Note 10 for additional information.
Securities borrowed increased in CIB driven by higher demand for securities related to client-driven market-making activities in Fixed Income Markets, and to cover customer short positions in prime brokerage. Refer to Liquidity Risk Management on pages 50–54 and Note 10 for additional information.
Trading assets increased due to:

•
growth in client-driven market-making activities in CIB, primarily debt instruments in Fixed Income Markets, and equity instruments in Equity Markets, including prime brokerage, and when compared with lower levels at year-end, and

•
in CCB, an increase in U.S. GSE MBS acquired as part of the proceeds of warehouse loan sales, and growth related to originations of mortgage warehouse loans, resulting from the favorable rate environment, partially offset by

•	a reduction in short-term instruments associated with cash deployment activities in Treasury and CIO.
Refer to Notes 2 and 4 for additional information.

Investment securities increased primarily reflecting net purchases of U.S. Treasuries and U.S. GSE and government agency MBS in Treasury and CIO driven by interest rate risk management and broader balance sheet management. Refer to Corporate segment results on pages 42–43, Investment Portfolio Risk Management on page 69, and Notes 2 and 9 for additional information on Investment securities.
Loans decreased reflecting loan sales in Home Lending, and lower loans in CIB, primarily driven by a loan syndication and net pay downs, partially offset by increases in CB and AWM.
The allowance for loan losses decreased driven by:

•
a $550 million reduction in the CCB allowance for loan losses, which includes $400 million in the PCI residential real estate portfolio, reflecting continued improvement in home prices and delinquencies; $100 million in the non credit-impaired residential real estate portfolio; and $50 million in the business banking portfolio; as well as

•	a $132 million reduction for write-offs of PCI loans,
largely offset by

•	a $400 million addition to the allowance for loan losses in the credit card portfolio reflecting higher loss rates, as newer vintages season and become a larger part of the portfolio and loan growth.
Refer to Credit and Investment Risk Management on pages 55–69, and Notes 2, 3, 11 and 12 for a more detailed discussion of loans and the allowance for loan losses.
Accrued interest and accounts receivable increased reflecting higher client receivables related to client-driven activities in CIB.

Premises and equipment increased due to the adoption of the new lease accounting guidance effective January 1, 2019. Refer to Note 16 for additional information.

Goodwill, MSRs and other intangibles decreased reflecting lower MSRs as a result of faster prepayment speeds on lower rates, partially offset by an increase in goodwill associated with the acquisition of InstaMed. Refer to Note 14 for additional information.

Selected Consolidated balance sheets data (continued)
(in millions)	September 30, 2019	December 31, 2018	Change
Liabilities
Deposits	$1,525,261	$1,470,666	4%
Federal funds purchased and securities loaned or sold under repurchase agreements	247,766	182,320	36
Short-term borrowings	48,893	69,276	(29)
Trading liabilities	138,343	144,773	(4)
Accounts payable and other liabilities	225,063	196,710	14
Beneficial interests issued by consolidated variable interest entities (“VIEs”)	18,515	20,241	(9)
Long-term debt	296,472	282,031	5
Total liabilities	2,500,313	2,366,017	6
Stockholders’ equity	264,348	256,515	3
Total liabilities and stockholders’ equity	$2,764,661	$2,622,532	5%
Deposits increased reflecting:

•	growth in operating deposits in CIB driven by client activity in Treasury Services and Securities Services, and an increase in net issuances of structured notes in Markets, and

•	in CCB, predominantly due to continued growth in new accounts, and in CB, growth from existing clients.
Refer to Liquidity Risk Management on pages 50–54 and Notes 2 and 15 for additional information.
Federal funds purchased and securities loaned or sold under repurchase agreements increased driven by CIB and includes the Firm’s participation in the Federal Reserve’s open market operations, as well as higher secured financing of trading assets-debt instruments and client-driven activities. Refer to Liquidity Risk Management on pages 50–54 and Note 10 for additional information.
Short-term borrowings decreased reflecting lower commercial paper and short-term advances from Federal Home Loan Banks (“FHLB”) in Treasury and CIO, primarily driven by liquidity management. Refer to Liquidity Risk Management on pages 50–54 for additional information.
Trading liabilities decreased as a result of client-driven market-making activities in CIB, which resulted in lower levels of short positions primarily in equity instruments in Equity Markets. Refer to Notes 2 and 4 for additional information.

Accounts payable and other liabilities increased reflecting:

•	higher client payables related to client-driven activities in CIB, and

•	the impact of the adoption of the new lease accounting guidance effective January 1, 2019.
Refer to Note 16 for additional information on Leases.
Beneficial interests issued by consolidated VIEs decreased due to:

•	maturities of credit card securitizations,
predominantly offset by

•	higher levels of Firm-administered multi-seller conduit commercial paper issued to third parties.
Refer to Off-Balance Sheet Arrangements on page 18 and Notes 13 and 22 for further information on Firm-sponsored VIEs and loan securitization trusts.
Long-term debt increased as a result of client-driven net issuances of structured notes in CIB’s Markets business.
Refer to Liquidity Risk Management on pages 50–54 for additional information on the Firm’s long-term debt activities.
Refer to page 83 for information on changes in stockholders’ equity and Capital actions on pages 47–48.

Consolidated cash flows analysis
The following is a discussion of cash flow activities during the nine months ended September 30, 2019 and 2018.

(in millions)	Nine months ended September 30,
	2019	2018
Net cash provided by/(used in)
Operating activities	$(77,039)	$13,765
Investing activities	(38,181)	(39,782)
Financing activities	96,006	16,319
Effect of exchange rate changes on cash	(2,982)	(2,509)
Net decrease in cash and due from banks and deposits with banks	$(22,196)	$(12,207)
Operating activities

•
In 2019, cash used primarily resulted from higher trading assets, securities borrowed, other assets and accrued interest and accounts receivable, partially offset by higher accounts payable and other liabilities, trading liabilities, and net proceeds from loans originated for sale.

•	In 2018, cash provided primarily resulted from net income, higher accounts payable and other liabilities, and trading liabilities, partially offset by higher trading assets and securities borrowed.

Investing activities

•
In 2019, cash used primarily resulted from net purchases of investment securities and net loan originations, predominantly offset by lower securities purchased under resale agreements, and proceeds from the sale of loans held-for-investment.

•
In 2018, cash used resulted from higher net loan originations and an increase in securities purchased under resale agreements, partially offset by net proceeds from investment securities and sales of loans held-for- investment.

Financing activities

•	In 2019, cash provided resulted from higher deposits, and securities loaned or sold under repurchase agreements, partially offset by lower short-term and long-term borrowings.

•	In 2018, cash provided resulted from higher securities loaned or sold under repurchase agreements, deposits and short-term borrowings, partially offset by a decrease in long-term borrowings.

•	For both periods, cash was used for repurchases of common stock and cash dividends on common and preferred stock.
* * *
Refer to Consolidated Balance Sheets Analysis on pages 15-16, Capital Risk Management on pages 45–49, and Liquidity Risk Management on pages 50–54 of this Form 10-Q, and pages 95–100 of JPMorgan Chase’s 2018 Form 10-K for a further discussion of the activities affecting the Firm’s cash flows.

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

Type of off-balance sheet arrangement	Location of disclosure	Page references
Special-purpose entities: variable interests and other obligations, including contingent obligations, arising from variable interests in nonconsolidated VIEs	Refer to Note 13	139-144
Off-balance sheet lending-related financial instruments, guarantees, and other commitments	Refer to Note 22	156-159

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
Refer to Explanation and Reconciliation of the Firm’s Use Of Non-GAAP Financial Measures and Key Performance Measures on pages 57-59 of JPMorgan Chase’s 2018 Form 10-K for a further discussion of management’s use of non-GAAP financial measures and key performance measures.
The following summary table provides a reconciliation from the Firm’s reported U.S. GAAP results to managed basis.

	Three months ended September 30,
	2019			2018
(in millions, except ratios)	Reported results	Fully taxable-equivalent adjustments(a)	Managed basis	Reported results	Fully taxable-equivalent adjustments(a)	Managed basis
Other income	$1,472	$596	$2,068	$1,160	$408	$1,568
Total noninterest revenue	15,113	596	15,709	13,352	408	13,760
Net interest income	14,228	127	14,355	13,908	154	14,062
Total net revenue	29,341	723	30,064	27,260	562	27,822
Pre-provision profit	12,919	723	13,642	11,637	562	12,199
Income before income tax expense	11,405	723	12,128	10,689	562	11,251
Income tax expense	$2,325	$723	$3,048	$2,309	$562	$2,871
Overhead ratio	56%	NM	55%	57%	NM	56%

	Nine months ended September 30,
	2019			2018
(in millions, except ratios)	Reported results	Fully taxable-equivalent adjustments(a)	Managed basis	Reported results	Fully taxable-equivalent adjustments(a)	Managed basis
Other income	$4,239	$1,777	$6,016	$4,041	$1,337	$5,378
Total noninterest revenue	44,217	1,777	45,994	42,215	1,337	43,552
Net interest income	43,079	408	43,487	40,705	473	41,178
Total net revenue	87,296	2,185	89,481	82,920	1,810	84,730
Pre-provision profit	38,138	2,185	40,323	35,246	1,810	37,056
Income before income tax expense	33,980	2,185	36,165	31,923	1,810	33,733
Income tax expense	$6,069	$2,185	$8,254	$6,515	$1,810	$8,325
Overhead ratio	56%	NM	55%	57%	NM	56%

(a)	Predominantly recognized in CIB, CB and Corporate.

The following table provides information on net interest income and net yield excluding CIB’s Markets businesses.

(in millions, except rates)	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Change	2019	2018	Change
Net interest income – reported	$14,228	$13,908	2%	$43,079	$40,705	6%
Fully taxable-equivalent adjustments	127	154	(18)	408	473	(14)
Net interest income – managed basis(a)	$14,355	$14,062	2	$43,487	$41,178	6
Less: CIB Markets net interest income(b)	723	704	3	1,971	2,488	(21)
Net interest income excluding CIB Markets(a)	$13,632	$13,358	2	$41,516	$38,690	7

Average interest-earning assets(c)	$2,365,154	$2,203,305	7	$2,334,623	$2,198,909	6
Less: Average CIB Markets interest-earning assets(b)(c)	690,593	596,784	16	671,236	589,185	14
Average interest-earning assets excluding CIB Markets	$1,674,561	$1,606,521	4%	$1,663,387	$1,609,724	3%
Net interest yield on average interest-earning assets – managed basis(c)	2.41%	2.53%		2.49%	2.50%
Net interest yield on average CIB Markets interest-earning assets(b)(c)	0.42	0.47		0.39	0.56
Net interest yield on average interest-earning assets excluding CIB Markets	3.23%	3.30%		3.34%	3.21%

(a)	Interest includes the effect of related hedges. Taxable-equivalent amounts are used where applicable.

(b)	Refer to page 32 for further information on CIB’s Markets businesses.

(c)
In the second quarter of 2019, the Firm reclassified balances related to certain instruments from interest-earning to noninterest-earning assets, as the associated returns are recorded in principal transactions revenue and not in net interest income. These changes were applied retrospectively and, accordingly, prior period amounts were revised to conform with the current presentation.

The following summary table provides a reconciliation from the Firm’s common stockholders’ equity to TCE.

	Period-end		Average
(in millions, except per share and ratio data)	Sep 30, 2019	Dec 31, 2018	Three months ended September 30,		Nine months ended September 30,
			2019	2018	2019	2018
Common stockholders’ equity	$235,985	$230,447	$235,613	$230,439	$232,917	$228,995
Less: Goodwill	47,818	47,471	47,707	47,490	47,552	47,496
Less: Other intangible assets	841	748	842	795	776	820
Add: Certain Deferred tax liabilities(a)	2,371	2,280	2,344	2,233	2,311	2,221
Tangible common equity	$189,697	$184,508	$189,408	$184,387	$186,900	$182,900

Return on tangible common equity	NA	NA	18%	17%	19%	18%
Tangible book value per share	$60.48	$56.33	NA	NA	NA	NA

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
The business segments are determined based on the products and services provided, or the type of customer served, and they reflect the manner in which financial information is currently evaluated by the Firm’s Operating Committee. Segment results are presented on a managed basis. Refer to Explanation and Reconciliation of the Firm’s use of Non-GAAP Financial Measures and Key Performance Measures on pages 19–20 for a definition of managed basis.
Description of business segment reporting methodology
Results of the business segments are intended to present each segment as if it were essentially a stand-alone business. The management reporting process that derives business segment results includes the allocation of certain income and expense items. Refer to Line of business equity on page 47 for further information about line of business capital. The Firm periodically assesses the assumptions, methodologies and reporting classifications used for segment reporting, and further refinements may be implemented in future periods.
Business segment capital allocation
The amount of capital assigned to each business is referred to as equity. On at least an annual basis, the assumptions and methodologies used in capital allocation are assessed and as a result, the capital allocated to lines of business may change. Refer to Line of business equity on page 91 of JPMorgan Chase’s 2018 Form 10-K for additional information on business segment capital allocation.
Refer to Business Segment Results – Description of business segment reporting methodology on pages 60–61 of JPMorgan Chase’s 2018 Form 10-K for a further discussion of those methodologies.
Segment results – managed basis
The following tables summarize the Firm’s results by segment for the periods indicated.

Three months ended September 30,	Consumer & Community Banking			Corporate & Investment Bank			Commercial Banking
(in millions, except ratios)	2019	2018	Change	2019	2018	Change	2019	2018	Change
Total net revenue	$14,259	$13,290	7	$9,338	$8,805	6	$2,207	$2,271	(3)%
Total noninterest expense	7,290	6,982	4	5,348	5,175	3	881	853	3
Pre-provision profit/(loss)	6,969	6,308	10	3,990	3,630	10	1,326	1,418	(6)
Provision for credit losses	1,311	980	34	92	(42)	NM	67	(15)	NM
Net income/(loss)	4,273	4,086	5	2,809	2,626	7	937	1,089	(14)
Return on equity (“ROE”)	32%	31%		13%	14%		16%	21%

Three months ended September 30,	Asset & Wealth Management			Corporate			Total
(in millions, except ratios)	2019	2018	Change	2019	2018	Change	2019	2018	Change
Total net revenue	$3,568	$3,559	—	$692	$(103)	NM	$30,064	$27,822	8
Total noninterest expense	2,622	2,585	1	281	28	NM	16,422	15,623	5
Pre-provision profit/(loss)	946	974	(3)	411	(131)	NM	13,642	12,199	12
Provision for credit losses	44	23	91	—	2	NM	1,514	948	60
Net income/(loss)	668	724	(8)	393	(145)	NM	9,080	8,380	8
ROE	24%	31%		NM	NM		15%	14%

Nine months ended September 30,	Consumer & Community Banking			Corporate & Investment Bank			Commercial Banking
(in millions, except ratios)	2019	2018	Change	2019	2018	Change	2019	2018	Change
Total net revenue	$41,843	$38,384	9	$28,827	$29,211	(1)%	$6,756	$6,753	—
Total noninterest expense	21,663	20,770	4	16,288	16,237	—	2,618	2,541	3
Pre-provision profit/(loss)	20,180	17,614	15	12,539	12,974	(3)	4,138	4,212	(2)
Provision for credit losses	3,745	3,405	10	179	(142)	NM	186	23	NM
Net income/(loss)	12,410	10,824	15	8,995	9,798	(8)	2,986	3,201	(7)
ROE	31%	27%		14%	18%		17%	20%

Nine months ended September 30,	Asset & Wealth Management			Corporate			Total
(in millions, except ratios)	2019	2018	Change	2019	2018	Change	2019	2018	Change
Total net revenue	$10,616	$10,637	—	$1,439	$(255)	NM	$89,481	$84,730	6%
Total noninterest expense	7,865	7,732	2	724	394	84	49,158	47,674	3
Pre-provision profit/(loss)	2,751	2,905	(5)	715	(649)	NM	40,323	37,056	9
Provision for credit losses	48	40	20	—	(3)	NM	4,158	3,323	25
Net income/(loss)	2,048	2,249	(9)	1,472	(664)	NM	27,911	25,408	10
ROE	25%	32%		NM	NM		15%	14%
The following sections provide a comparative discussion of the Firm’s results by segment as of or for the three and nine months ended September 30, 2019 versus the corresponding periods in the prior year, unless otherwise specified.

CONSUMER & COMMUNITY BANKING
Refer to pages 62–65 of JPMorgan Chase’s 2018 Form 10-K and Line of Business Metrics on page 173 for a discussion of the business profile of CCB.

Selected income statement data
	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2019	2018	Change	2019	2018	Change
Revenue
Lending- and deposit-related fees	$1,026	$936	10%	$2,827	$2,668	6%
Asset management, administration and commissions	608	626	(3)	1,890	1,792	5
Mortgage fees and related income	886	260	241	1,561	1,049	49
Card income	1,176	1,219	(4)	3,601	3,299	9
All other income	1,399	1,135	23	3,989	3,255	23
Noninterest revenue	5,095	4,176	22	13,868	12,063	15
Net interest income	9,164	9,114	1	27,975	26,321	6
Total net revenue	14,259	13,290	7	41,843	38,384	9

Provision for credit losses	1,311	980	34	3,745	3,405	10

Noninterest expense
Compensation expense	2,683	2,635	2	8,063	7,916	2
Noncompensation expense(a)	4,607	4,347	6	13,600	12,854	6
Total noninterest expense	7,290	6,982	4	21,663	20,770	4
Income before income tax expense	5,658	5,328	6	16,435	14,209	16
Income tax expense	1,385	1,242	12	4,025	3,385	19
Net income	$4,273	$4,086	5	$12,410	$10,824	15

Revenue by line of business
Consumer & Business Banking	$6,688	$6,385	5	$20,053	$18,238	10
Home Lending	1,465	1,306	12	3,929	4,162	(6)
Card, Merchant Services & Auto	6,106	5,599	9	17,861	15,984	12

Mortgage fees and related income details:
Net production revenue	738	108	NM	1,291	296	336
Net mortgage servicing revenue(b)	148	152	(3)	270	753	(64)
Mortgage fees and related income	$886	$260	241%	$1,561	$1,049	49%

Financial ratios
Return on equity	32%	31%		31%	27%
Overhead ratio	51	53		52	54
Note: In the discussion and the tables which follow, CCB presents certain financial measures which exclude the impact of PCI loans; these are non-GAAP financial measures.

(a)
Included operating lease depreciation expense of $1.0 billion and $862 million for the three months ended September 30, 2019 and 2018, respectively, and $3.0 billion and $2.5 billion for nine months ended September 30, 2019 and 2018, respectively.

(b)
Included MSR risk management results of $53 million and $(88) million for the three months ended September 30, 2019 and 2018, respectively and $(200) million and $(94) million for nine months ended September 30, 2019 and 2018, respectively.

Quarterly results
Net income was $4.3 billion, an increase of 5%.
Net revenue was $14.3 billion, an increase of 7%. Net production revenue included approximately $350 million of gains on the sale of certain mortgage loans that were predominantly offset by a charge in net interest income for the unwind of the related internal funding from Treasury and Chief Investment Office (“CIO”) associated with these loans. The charge reflects the net present value of that funding and is recognized as interest income in Treasury and CIO. Refer to Corporate on pages 42–43 of this Form 10-Q and Funds Transfer Pricing (“FTP”) on page 60 of the Firm’s 2018 Form 10-K for further information.
Net interest income was $9.2 billion, up 1% and includes the charge from the loan sales mentioned above. Excluding this charge, net interest income increased, driven by:

•	higher loan balances and margin expansion in Card, as well as growth in deposit balances and higher deposit margins in CBB, partially offset by

•	lower loan balances due to loan sales, as well as loan spread compression in Home Lending.
Noninterest revenue was $5.1 billion, up 22% and includes the gain from the loan sales mentioned above. Excluding this gain, noninterest revenue increased, driven by:

•	higher net mortgage production revenue reflecting higher production volumes and margins, and

•	higher auto lease volume

•
net mortgage servicing revenue, which remained relatively flat, reflecting lower operating revenue driven by the impact of reclassifying certain loans to held-for-sale and faster prepayment speeds on lower rates, offset by favorable MSR risk management results.

Refer to Note 14 for further information regarding changes in value of the MSR asset and related hedges, and mortgage fees and related income.
Noninterest expense was $7.3 billion, up 4%, predominantly driven by:

•	technology, marketing and other investments in the business, as well as higher auto lease depreciation, partially offset by

•	expense efficiencies and lower FDIC charges.

The provision for credit losses was $1.3 billion, an increase of 34%, reflecting:

•	an increase in credit card due to

–	higher net charge-offs on loan growth, in line with expectations, and

–
a $200 million addition to the allowance for loan losses reflecting higher loss rates, as newer vintages season and become a larger part of the portfolio, compared to a $150 million addition in the prior year

•	an increase in consumer, excluding credit card due to

–
a $100 million reduction in the allowance for loan losses in the non credit-impaired residential real estate portfolio, compared to a $250 million reduction in the PCI residential real estate portfolio in the prior year, and

–	lower net recoveries in the residential real estate portfolio as the prior year benefited from a larger recovery on a loan sale partially offset by

–	a $50 million reduction in the allowance for loan losses in the business banking portfolio.

Year-to-date results
Net income was $12.4 billion, an increase of 15%.
Net revenue was $41.8 billion, an increase of 9%. Net production revenue included gains on sales of certain mortgage loans that were predominantly offset by charges in net interest income for the unwind of the related internal funding from Treasury and CIO associated with these loans.
Net interest income was $28.0 billion, up 6%, and includes charges from the loan sales mentioned above. Excluding these charges, net interest income increased, driven by:

•	higher deposit margins and growth in deposit balances in CBB, as well as higher loan balances and margin expansion in Card, partially offset by

•	lower loan balances due to loan sales, as well as loan spread compression in Home Lending.
Noninterest revenue was $13.9 billion, up 15%, and includes gains from the loan sales mentioned above. Excluding these gains, noninterest revenue increased, driven by:

•	higher auto lease volume,

•	higher net mortgage production revenue reflecting higher production margins and volumes, and

•	the impact of the prior-year adjustment of approximately $330 million to the credit card rewards liability, partially offset by

•	lower net mortgage servicing revenue driven by

–	lower operating revenue reflecting faster prepayment speeds on lower rates and the impact of reclassifying certain loans to held-for-sale, as well as

–	lower MSR risk management results reflecting updates to model inputs.
Noninterest expense was $21.7 billion, up 4%, driven by:

•	technology, marketing and other investments in the business, as well as higher auto lease depreciation, partially offset by

•	expense efficiencies and lower FDIC charges.

The provision for credit losses was $3.7 billion, an increase of 10%, reflecting:

•	an increase in credit card due to

–
a $400 million addition to the allowance for loan losses reflecting higher loss rates, as newer vintages season and become a larger part of the portfolio and loan growth, compared to a $150 million addition in the prior year, and

–	higher net charge-offs on loan growth, in line with expectations partially offset by

•	a decrease in consumer, excluding credit card due to

–
a $400 million reduction in the allowance for loan losses in the PCI residential real estate portfolio, reflecting continued improvement in home prices and delinquencies, and a $100 million reduction in the allowance for loan losses in the non credit-impaired residential real estate portfolio, compared to a $250 million reduction in the PCI residential real estate portfolio in the prior year, and

–	a $50 million reduction in the allowance for loan losses in the business banking portfolio largely offset by

–	lower net recoveries in the residential real estate portfolio as the prior year benefited from larger recoveries on loan sales.

Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except headcount)	2019	2018	Change	2019	2018	Change
Selected balance sheet data (period-end)
Total assets	$532,487	$560,432	(5)%	$532,487	$560,432	(5)%
Loans:
Consumer & Business Banking	26,699	26,451	1	26,699	26,451	1
Home equity	31,552	37,461	(16)	31,552	37,461	(16)
Residential mortgage	171,787	205,389	(16)	171,787	205,389	(16)
Home Lending	203,339	242,850	(16)	203,339	242,850	(16)
Card	159,571	147,881	8	159,571	147,881	8
Auto	61,410	63,619	(3)	61,410	63,619	(3)
Total loans	451,019	480,801	(6)	451,019	480,801	(6)
Core loans	405,662	425,917	(5)	405,662	425,917	(5)
Deposits	701,170	677,260	4	701,170	677,260	4
Equity	52,000	51,000	2	52,000	51,000	2
Selected balance sheet data (average)
Total assets	$538,500	$551,080	(2)	$544,833	$544,931	—
Loans:
Consumer & Business Banking	26,550	26,351	1	26,537	26,104	2
Home equity	32,215	38,211	(16)	33,694	39,951	(16)
Residential mortgage	181,157	204,689	(11)	191,881	201,665	(5)
Home Lending	213,372	242,900	(12)	225,575	241,616	(7)
Card	158,168	146,272	8	154,375	143,986	7
Auto	61,371	64,060	(4)	62,118	65,096	(5)
Total loans	459,461	479,583	(4)	468,605	476,802	(2)
Core loans	413,036	422,582	(2)	419,851	415,662	1
Deposits	693,980	674,211	3	688,676	669,244	3
Equity	52,000	51,000	2	52,000	51,000	2

Headcount	127,687	129,891	(2)%	127,687	129,891	(2)%

Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except ratio data)	2019	2018	Change	2019	2018	Change
Credit data and quality statistics
Nonaccrual loans(a)(b)	$3,099	$3,520	(12)%	$3,099	$3,520	(12)%

Net charge-offs/(recoveries)(c)
Consumer & Business Banking	79	68	16	204	171	19
Home equity	(25)	(12)	(108)	(41)	(3)	NM
Residential mortgage	(17)	(105)	84	(34)	(252)	87
Home Lending	(42)	(117)	64	(75)	(255)	71
Card	1,175	1,073	10	3,617	3,407	6
Auto	49	56	(13)	149	182	(18)
Total net charge-offs/(recoveries)	$1,261	$1,080	17	$3,895	$3,505	11

Net charge-off/(recovery) rate(c)
Consumer & Business Banking	1.18%	1.02%		1.03%	0.88%
Home equity(d)	(0.41)	(0.17)		(0.22)	(0.01)
Residential mortgage(d)	(0.04)	(0.22)		(0.03)	(0.18)
Home Lending(d)	(0.09)	(0.21)		(0.05)	(0.16)
Card	2.95	2.91		3.13	3.16
Auto	0.32	0.35		0.32	0.37
Total net charge-off/(recovery) rate(d)	1.16	0.95		1.17	1.05

30+ day delinquency rate
Home Lending(e)(f)	0.78%	0.81%		0.78%	0.81%
Card	1.84	1.75		1.84	1.75
Auto	0.88	0.82		0.88	0.82

90+ day delinquency rate — Card	0.90	0.85		0.90	0.85

Allowance for loan losses
Consumer & Business Banking	$746	$796	(6)	$746	$796	(6)
Home Lending, excluding PCI loans	903	1,003	(10)	903	1,003	(10)
Home Lending — PCI loans(c)	1,256	1,824	(31)	1,256	1,824	(31)
Card	5,583	5,034	11	5,583	5,034	11
Auto	465	464	—	465	464	—
Total allowance for loan losses(c)	$8,953	$9,121	(2)%	$8,953	$9,121	(2)%

(a)	Excludes PCI loans. The Firm is recognizing interest income on each pool of PCI loans as each of the pools is performing.

(b)
At September 30, 2019 and 2018, nonaccrual loans excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $1.6 billion and $2.9 billion, respectively. These amounts have been excluded based upon the government guarantee.

(c)
Net charge-offs/(recoveries) and the net charge-off/(recovery) rates for the three months ended September 30, 2019 and 2018, excluded $43 million and $58 million, respectively, and for nine months ended September 30, 2019 and 2018, excluded $132 million and $151 million, respectively, of write-offs in the PCI portfolio. These write-offs decreased the allowance for loan losses for PCI loans. Refer to Summary of changes in the allowance for credit losses on page 68 for further information on PCI write-offs.

(d)
Excludes the impact of PCI loans. For the three months ended September 30, 2019 and 2018, the net charge-off/(recovery) rates including the impact of PCI loans were as follows: (1) home equity of (0.31)% and (0.12)%, respectively; (2) residential mortgage of (0.04)% and (0.20)%, respectively; (3) Home Lending of (0.08)% and (0.19)%, respectively; and (4) total CCB of 1.10% and 0.89%, respectively. For nine months ended September 30, 2019 and 2018, the net charge-off/(recovery) rates included impact of PCI loans were as follows: (1) home equity of (0.16)% and (0.01)%, respectively; (2) residential mortgage of (0.02)% and (0.17)%, respectively; (3) Home Lending of (0.04)% and (0.14)%, respectively; and (4) total CCB of 1.12% and 0.98%, respectively.

(e)
At September 30, 2019 and 2018, excluded mortgage loans insured by U.S. government agencies of $2.7 billion and $4.5 billion, respectively, that are 30 or more days past due. These amounts have been excluded based upon the government guarantee.

(f)	Excludes PCI loans. The 30+ day delinquency rate for PCI loans was 8.56% and 9.39% at September 30, 2019 and 2018, respectively.

Selected metrics
	As of or for the three months ended September 30,					As of or for the nine months ended September 30,
(in billions, except ratios and where otherwise noted)	2019		2018		Change	2019		2018		Change
Business Metrics
Number of branches	4,949		5,066		(2)%	4,949		5,066		(2)%
Active digital customers (in thousands)(a)	51,843		48,664		7	51,843		48,664		7
Active mobile customers (in thousands)(b)	36,510		32,538		12	36,510		32,538		12
Debit and credit card sales volume	$282.2		$259.0		9	$818.8		$746.4		10

Consumer & Business Banking
Average deposits	$678.3		$659.5		3	$674.5		$655.3		3
Deposit margin	2.47%		2.43%			2.56%		2.33%
Business banking origination volume	$1.6		$1.6		(5)	$4.8		$5.2		(8)
Client investment assets	337.9		298.4		13	337.9		298.4		13

Home Lending
Mortgage origination volume by channel
Retail	$14.2		$10.6		34	$34.6		$29.3		18
Correspondent	18.2		11.9		53	37.3		32.9		13
Total mortgage origination volume(c)	$32.4		$22.5		44	$71.9		$62.2		16

Total loans serviced (period-end)	$774.8		$798.6		(3)	$774.8		$798.6		(3)
Third-party mortgage loans serviced (period-end)	535.8		526.5		2	535.8		526.5		2
MSR carrying value (period-end)	4.4		6.4		(31)	4.4		6.4		(31)
Ratio of MSR carrying value (period-end) to third-party mortgage loans serviced (period-end)	0.82%		1.22%			0.82%		1.22%

MSR revenue multiple(d)	2.41	x	3.49	x		2.34	x	3.49	x

Card, excluding Commercial Card
Credit card sales volume	$193.6		$176.0		10	$558.6		$507.1		10

Card Services
Net revenue rate	11.40%		11.50%			11.50%		11.17%

Merchant Services
Merchant processing volume	$380.5		$343.8		11	$1,108.6		$990.9		12

Auto
Loan and lease origination volume	$9.1		$8.1		12	$25.5		$24.8		3
Average auto operating lease assets	21.8		19.2		14%	21.3		18.4		16%

(a)	Users of all web and/or mobile platforms who have logged in within the past 90 days.

(b)	Users of all mobile platforms who have logged in within the past 90 days.

(c)
Firmwide mortgage origination volume was $35.8 billion and $24.5 billion for the three months ended September 30, 2019 and 2018, respectively, and $78.5 billion and $68.2 billion for nine months ended September 30, 2019 and 2018, respectively.

(d)
Represents the ratio of MSR carrying value (period-end) to third-party mortgage loans serviced (period-end) divided by the ratio of annualized loan servicing-related revenue to third-party mortgage loans serviced (average).

CORPORATE & INVESTMENT BANK
Refer to pages 66–70 of JPMorgan Chase’s 2018 Form 10-K and Line of Business Metrics on page 173 for a discussion of the business profile of CIB.

Selected income statement data
	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2019	2018	Change	2019	2018	Change
Revenue
Investment banking fees	$1,981	$1,823	9%	$5,671	$5,658	—
Principal transactions	3,418	3,091	11	11,466	10,786	6
Lending- and deposit-related fees	360	373	(3)	1,095	1,136	(4)
Asset management, administration and commissions	1,197	1,130	6	3,447	3,416	1
All other income	226	88	157	649	958	(32)
Noninterest revenue	7,182	6,505	10	22,328	21,954	2
Net interest income	2,156	2,300	(6)	6,499	7,257	(10)
Total net revenue(a)	9,338	8,805	6	28,827	29,211	(1)

Provision for credit losses	92	(42)	NM	179	(142)	NM

Noninterest expense
Compensation expense	2,734	2,402	14	8,381	8,158	3
Noncompensation expense	2,614	2,773	(6)	7,907	8,079	(2)
Total noninterest expense	5,348	5,175	3	16,288	16,237	—
Income before income tax expense	3,898	3,672	6	12,360	13,116	(6)
Income tax expense	1,089	1,046	4	3,365	3,318	1
Net income	$2,809	$2,626	7%	$8,995	$9,798	(8)%
Financial ratios
Return on equity	13%	14%		14%	18%
Overhead ratio	57	59		57	56
Compensation expense as percentage of total net revenue	29	27		29	28

(a)
Includes tax-equivalent adjustments, predominantly due to income tax credits related to alternative energy investments; income tax credits and amortization of the cost of investments in affordable housing projects; and tax-exempt income from municipal bonds of $527 million and $354 million for the three months ended September 30, 2019 and 2018, respectively, and $1.6 billion and $1.2 billion for the nine months ended September 30, 2019 and 2018, respectively.

Selected income statement data
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2019	2018	Change	2019	2018	Change
Revenue by business
Investment Banking	$1,871	$1,731	8%	$5,392	$5,267	2%
Treasury Services	1,101	1,183	(7)	3,383	3,480	(3)
Lending	329	331	(1)	1,006	954	5
Total Banking	3,301	3,245	2	9,781	9,701	1
Fixed Income Markets	3,557	2,844	25	10,972	10,850	1
Equity Markets	1,517	1,595	(5)	4,986	5,571	(11)
Securities Services	1,034	1,057	(2)	3,093	3,219	(4)
Credit Adjustments & Other(a)	(71)	64	NM	(5)	(130)	96
Total Markets & Securities Services	6,037	5,560	9	19,046	19,510	(2)
Total net revenue	$9,338	$8,805	6%	$28,827	$29,211	(1)%

(a)
Consists primarily of credit valuation adjustments (“CVA”) managed centrally within CIB and funding valuation adjustments (“FVA”) on derivatives. Results are primarily reported in principal transactions revenue. Results are presented net of associated hedging activities and net of CVA and FVA amounts allocated to Fixed Income Markets and Equity Markets.

Quarterly results
Net income was $2.8 billion, up 7%.
Net revenue was $9.3 billion, up 6%.
Banking revenue was $3.3 billion, up 2%.

•
Investment Banking revenue was $1.9 billion, up 8%, driven by higher debt and equity underwriting fees, partially offset by lower advisory fees. The Firm maintained its #1 ranking for Global Investment Banking fees with overall share gains, according to Dealogic.

–
Debt underwriting fees were $961 million, up 17%, reflecting wallet share gains despite a decline in industry-wide fees, driven by participation in large acquisition financing deals and increased activity in investment-grade bonds.

–	Equity underwriting fees were $514 million, up 22%, driven by wallet share gains primarily in the IPO and convertible markets.

–	Advisory fees were $506 million, down 13%, driven by a decline in industry-wide fees compared to a strong prior year.

•	Treasury Services revenue was $1.1 billion, down 7%, driven by deposit margin compression partially offset by fee growth and higher balances.

•	Lending revenue was $329 million, down 1%.
Markets & Securities Services revenue was $6.0 billion, up 9%. Markets revenue was $5.1 billion, up 14%.

•
Fixed Income Markets revenue was $3.6 billion, up 25% compared to the prior year which reflected less favorable market conditions. The current quarter results were driven by strong client activity across products primarily in Rates, agency mortgage trading within Securitized Products and Commodities.

•
Equity Markets revenue was $1.5 billion, down 5% compared to a strong prior year. The current quarter results were driven by lower revenue in derivatives reflecting lower client activity and less favorable market conditions which were partially offset by higher revenue in Cash Equities.

•	Securities Services revenue was $1.0 billion, down 2%, with deposit margin compression largely offset by organic growth.
The provision for credit losses was $92 million, largely driven by a net addition to the allowance for credit losses related to select emerging market client downgrades. The prior year was a benefit of $42 million reflecting a net recovery related to a loan sale.
Noninterest expense was $5.3 billion, up 3%, driven by higher volume- and revenue-related expenses and investments, including compensation expense, largely offset by lower legal expenses and FDIC charges.
Year-to-date results
Net income was $9.0 billion, down 8%.
Net revenue was $28.8 billion, down 1%.
Banking revenue was $9.8 billion, up 1% compared to the prior year.

•
Investment Banking revenue was $5.4 billion, up 2%, with higher debt underwriting, predominantly offset by lower advisory and equity underwriting fees. The Firm maintained its #1 ranking for Global Investment Banking fees with overall share gains, according to Dealogic.

–	Debt underwriting fees were $2.7 billion, up 7%, reflecting wallet share gains despite a decline in industry-wide fees, driven by participation in large acquisition financing deals.

–	Advisory fees were $1.7 billion, down 6%, and Equity underwriting fees were $1.3 billion, down 4%, driven by a decline in industry-wide fees despite wallet share gains.

•	Treasury Services revenue was $3.4 billion, down 3%, with deposit margin compression predominantly offset by fee growth and higher balances.

•	Lending revenue was $1.0 billion, up 5%, predominantly driven by higher net interest income reflecting growth in loan balances.
Markets & Securities Services revenue was $19.0 billion, down 2%. Markets revenue was $16.0 billion, down 3% which included a gain from the IPO of Tradeweb. In addition, prior year results included approximately $500 million of fair value gains related to the adoption of the recognition and measurement accounting guidance for certain equity investments previously held at cost.

•
Fixed Income Markets revenue was $11.0 billion, up 1% reflecting higher revenue in agency mortgage trading within Securitized Products and Commodities partially offset by lower revenue in Currencies & Emerging Markets.

•	Equity Markets revenue was $5.0 billion, down 11% compared to a strong prior year, predominantly driven by lower client activity in derivatives.

•	Securities Services revenue was $3.1 billion, down 4%, driven by deposit margin compression and the impact of a business exit partially offset by organic growth.

•	Credit Adjustments & Other was a loss of $5 million, compared with a loss of $130 million in the prior year.
The provision for credit losses was $179 million reflecting select C&I client downgrades including those in an emerging market. The prior year was a benefit of $142 million, primarily driven by loan sales and other activity related to a single name in the Oil & Gas portfolio, partially offset by other net portfolio activity.
Noninterest expense was $16.3 billion, flat compared to the prior year reflecting higher volume-related expenses and investments, including front office hires, as well as technology staff, predominantly offset by lower FDIC charges and revenue-related compensation expense.

Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except headcount)	2019	2018	Change	2019	2018	Change
Selected balance sheet data (period-end)
Assets	$1,023,132	$928,148	10%	$1,023,132	$928,148	10%
Loans:
Loans retained(a)	118,290	117,084	1	118,290	117,084	1
Loans held-for-sale and loans at fair value	8,324	6,133	36	8,324	6,133	36
Total loans	126,614	123,217	3	126,614	123,217	3
Core loans	126,445	122,953	3	126,445	122,953	3
Equity	80,000	70,000	14	80,000	70,000	14
Selected balance sheet data (average)
Assets	$1,003,395	$924,909	8	$985,503	$924,145	7
Trading assets-debt and equity instruments	415,450	349,390	19	406,304	354,270	15
Trading assets-derivative receivables	48,266	62,025	(22)	49,221	60,943	(19)
Loans:
Loans retained(a)	$119,007	$115,390	3	$123,368	$112,921	9
Loans held-for-sale and loans at fair value	8,344	7,328	14	8,239	6,263	32
Total loans	$127,351	$122,718	4	$131,607	$119,184	10
Core loans	127,187	122,442	4	131,436	118,877	11
Equity	80,000	70,000	14	80,000	70,000	14
Headcount	55,873	54,052	3%	55,873	54,052	3%

(a)	Loans retained includes credit portfolio loans, loans held by consolidated Firm-administered multi-seller conduits, trade finance loans, other held-for-investment loans and overdrafts.

Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except ratios)	2019	2018	Change	2019	2018	Change
Credit data and quality statistics
Net charge-offs/(recoveries)	$38	$(40)	NM	$140	$94	49%
Nonperforming assets:
Nonaccrual loans:
Nonaccrual loans retained(a)	$712	$318	124%	$712	$318	124
Nonaccrual loans held-for-sale and loans at fair value	262	9	NM	262	9	NM
Total nonaccrual loans	974	327	198	974	327	198
Derivative receivables	26	90	(71)	26	90	(71)
Assets acquired in loan satisfactions	75	61	23	75	61	23
Total nonperforming assets	$1,075	$478	125	$1,075	$478	125
Allowance for credit losses:
Allowance for loan losses	$1,171	$1,068	10	$1,171	$1,068	10
Allowance for lending-related commitments	824	802	3	824	802	3
Total allowance for credit losses	$1,995	$1,870	7%	$1,995	$1,870	7%
Net charge-off/(recovery) rate(b)	0.13%	(0.14)%		0.15%	0.11%
Allowance for loan losses to period-end loans retained	0.99	0.91		0.99	0.91
Allowance for loan losses to period-end loans retained, excluding trade finance and conduits(c)	1.33	1.27		1.33	1.27
Allowance for loan losses to nonaccrual loans retained(a)	164	336		164	336
Nonaccrual loans to total period-end loans	0.77%	0.27%		0.77%	0.27%

(a)	Allowance for loan losses of $207 million and $145 million were held against these nonaccrual loans at September 30, 2019 and 2018, respectively.

(b)	Loans held-for-sale and loans at fair value were excluded when calculating the net charge-off/(recovery) rate.

(c)
Management uses allowance for loan losses to period-end loans retained, excluding trade finance and conduits, a non-GAAP financial measure, to provide a more meaningful assessment of CIB’s allowance coverage ratio.

Investment banking fees
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2019	2018	Change	2019	2018	Change
Advisory	$506	$581	(13)%	$1,675	$1,782	(6)%
Equity underwriting	514	420	22	1,284	1,336	(4)
Debt underwriting(a)	961	822	17	2,712	2,540	7
Total investment banking fees	$1,981	$1,823	9%	$5,671	$5,658	—

(a)	Represents long-term debt and loan syndications.

League table results – wallet share
	Three months ended September 30,				Nine months ended September 30,				Full-year 2018
	2019		2018		2019		2018
	Rank	Share	Rank	Share	Rank	Share	Rank	Share	Rank	Share
Based on fees(a)
M&A(b)
Global	# 2	8.6	# 2	8.4	# 2	9.3	# 2	8.8	# 2	8.7%
U.S.	4	8.7	3	7.0	2	9.4	2	9.3	2	8.9
Equity and equity-related(c)
Global	1	11.9	1	9.7	1	10.3	3	9.1	1	9.0
U.S.	1	17.3	1	13.2	1	13.8	1	12.5	1	12.3
Long-term debt(d)
Global	1	8.8	1	7.8	1	8.0	1	7.4	1	7.2
U.S.	1	13.7	1	12.9	1	12.2	1	11.4	1	11.2
Loan syndications
Global	1	10.1	1	10.8	1	10.6	1	9.9	1	9.7
U.S.	1	13.0	1	14.4	1	13.2	1	12.6	1	12.3
Global investment banking fees(e)	# 1	9.6	# 1	9.0	# 1	9.3	# 1	8.7	# 1	8.6%

(a)	Source: Dealogic as of October 1, 2019. Reflects the ranking of revenue wallet and market share.

(b)	Global M&A excludes any withdrawn transactions. U.S. M&A revenue wallet represents wallet from client parents based in the U.S.

(c)	Global equity and equity-related ranking includes rights offerings and Chinese A-Shares.

(d)
Long-term debt rankings include investment-grade, high-yield, supranationals, sovereigns, agencies, covered bonds, asset-backed securities (“ABS”) and mortgage-backed securities (“MBS”); and exclude money market, short-term debt, and U.S. municipal securities.

(e)	Global investment banking fees exclude money market, short-term debt and shelf deals.

Markets revenue
The following table summarizes select income statement data for the Markets businesses. Markets includes both Fixed Income Markets and Equity Markets. Markets revenue comprises principal transactions, fees, commissions and other income, as well as net interest income. The Firm assesses its Markets business performance on a total revenue basis, as offsets may occur across revenue line items. For example, securities that generate net interest income may be risk-managed by derivatives that are recorded in principal transactions revenue. Refer to Notes 5 and 6 for a description of the composition of these income statement line items. Refer to Markets revenue on page 69 of JPMorgan Chase’s 2018 Form 10-K for further information.
For the periods presented below, the predominant source of principal transactions revenue was the amount recognized upon executing new transactions.

	Three months ended September 30,			Three months ended September 30,
	2019			2018
(in millions)	Fixed Income Markets	Equity Markets	Total Markets	Fixed Income Markets	Equity Markets	Total Markets
Principal transactions	$2,292	$1,263	$3,555	$1,849	$1,252	$3,101
Lending- and deposit-related fees	51	1	52	51	1	52
Asset management, administration and commissions	110	472	582	96	446	542
All other income	108	54	162	33	7	40
Noninterest revenue	2,561	1,790	4,351	2,029	1,706	3,735
Net interest income	996	(273)	723	815	(111)	704
Total net revenue	$3,557	$1,517	$5,074	$2,844	$1,595	$4,439

	Nine months ended September 30,			Nine months ended September 30,
	2019			2018
(in millions)	Fixed Income Markets	Equity Markets	Total Markets	Fixed Income Markets	Equity Markets	Total Markets
Principal transactions	$7,205	$4,428	$11,633	$6,795	$4,528	$11,323
Lending- and deposit-related fees	149	5	154	147	4	151
Asset management, administration and commissions	310	1,359	1,669	313	1,364	1,677
All other income	500	31	531	764	18	782
Noninterest revenue	8,164	5,823	13,987	8,019	5,914	13,933
Net interest income(a)	2,808	(837)	1,971	2,831	(343)	2,488
Total net revenue	$10,972	$4,986	$15,958	$10,850	$5,571	$16,421

(a)	Declines in Markets net interest income were driven by higher funding costs.

Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except where otherwise noted)	2019	2018	Change	2019	2018	Change
Assets under custody (“AUC”) by asset class (period-end) (in billions):
Fixed Income	$13,349	$12,339	8%	$13,349	$12,339	8%
Equity	9,301	9,174	1	9,301	9,174	1
Other(a)	3,045	2,890	5	3,045	2,890	5
Total AUC	$25,695	$24,403	5	$25,695	$24,403	5
Client deposits and other third-party liabilities (average)(b)	$471,291	$434,847	8%	$457,961	$430,640	6%

(a)	Consists of mutual funds, unit investment trusts, currencies, annuities, insurance contracts, options and other contracts.

(b)	Client deposits and other third-party liabilities pertain to the Treasury Services and Securities Services businesses.

International metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except where otherwise noted)	2019	2018(c)	Change	2019	2018(c)	Change
Total net revenue(a)
Europe/Middle East/Africa	$2,892	$2,773	4%	$8,955	$9,936	(10)%
Asia/Pacific	1,428	1,234	16	4,143	3,997	4
Latin America/Caribbean	404	318	27	1,205	1,123	7
Total international net revenue	4,724	4,325	9	14,303	15,056	(5)
North America	4,614	4,480	3	14,524	14,155	3
Total net revenue	$9,338	$8,805	6	$28,827	$29,211	(1)

Loans retained (period-end)(a)
Europe/Middle East/Africa	$23,807	$25,341	(6)	$23,807	$25,341	(6)
Asia/Pacific	14,402	16,907	(15)	14,402	16,907	(15)
Latin America/Caribbean	5,782	6,097	(5)	5,782	6,097	(5)
Total international loans	43,991	48,345	(9)	43,991	48,345	(9)
North America	74,299	68,739	8	74,299	68,739	8
Total loans retained	$118,290	$117,084	1	$118,290	$117,084	1

Client deposits and other third-party liabilities (average)(b)
Europe/Middle East/Africa	$175,354	$162,060	8	$171,601	$162,102	6
Asia/Pacific	91,556	81,771	12	87,866	82,272	7
Latin America/Caribbean	30,165	26,196	15	28,849	26,477	9
Total international	$297,075	$270,027	10	$288,316	$270,851	6
North America	174,216	164,820	6	169,645	159,789	6
Total client deposits and other third-party liabilities	$471,291	$434,847	8	$457,961	$430,640	6

AUC (period-end)(b) (in billions)
North America	$16,146	$15,148	7	$16,146	$15,148	7
All other regions	9,549	9,255	3	9,549	9,255	3
Total AUC	$25,695	$24,403	5%	$25,695	$24,403	5%

(a)	Total net revenue and loans retained (excluding loans held-for-sale and loans at fair value) are based on the location of the trading desk, booking location, or domicile of the client, as applicable.

(b)	Client deposits and other third-party liabilities pertaining to the Treasury Services and Securities Services businesses, and AUC, are based on the domicile of the client.

(c)	The prior period amounts have been revised to conform with the current period presentation.

COMMERCIAL BANKING
Refer to pages 71-73 of JPMorgan Chase’s 2018 Form 10-K and Line of Business Metrics on page 174 for a discussion of the business profile of CB.

Selected income statement data
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2019	2018	Change	2019	2018	Change
Revenue
Lending- and deposit-related fees	$221	$216	2%	$664	$666	—%
All other income(a)	378	360	5	1,142	1,092	5
Noninterest revenue	599	576	4	1,806	1,758	3
Net interest income	1,608	1,695	(5)	4,950	4,995	(1)
Total net revenue(b)	2,207	2,271	(3)	6,756	6,753	—

Provision for credit losses	67	(15)	NM	186	23	NM

Noninterest expense
Compensation expense	454	432	5	1,341	1,268	6
Noncompensation expense	427	421	1	1,277	1,273	—
Total noninterest expense	881	853	3	2,618	2,541	3

Income before income tax expense	1,259	1,433	(12)	3,952	4,189	(6)
Income tax expense	322	344	(6)	966	988	(2)
Net income	$937	$1,089	(14)%	$2,986	$3,201	(7)%

(a)
Effective in the first quarter of 2019, includes revenue from investment banking products, commercial card transactions and asset management fees. The prior period amounts have been revised to conform with the current period presentation.

(b)	Total net revenue included tax-equivalent adjustments from income tax credits related to equity investments in designated community development entities that provide loans to qualified businesses in low-income communities, as well as tax-exempt income related to municipal financing activities of $114 million and $107 million for the three months ended September 30, 2019 and 2018, respectively and $308 million and $316 million for the nine months ended September 30, 2019 and 2018, respectively.
Quarterly results
Net income was $937 million, a decrease of 14%.
Net revenue was $2.2 billion, down 3%. Net interest income was $1.6 billion, down 5%, driven by lower deposit margins, partially offset by higher deposit balances. Noninterest revenue was $599 million, an increase of 4%, predominantly driven by strong investment banking performance due to increased equity underwriting and M&A activity.
Noninterest expense was $881 million, up 3%, predominantly driven by investments in the business, largely offset by lower FDIC charges.
The provision for credit losses was $67 million, compared with a benefit of $15 million in the prior year.

Year-to-date results
Net income was $3.0 billion, a decrease of 7%.
Net revenue of $6.8 billion was flat. Net interest income was $5.0 billion, a decrease of 1%, driven by lower loan spreads and lower deposit balances, largely offset by higher deposit margins. Noninterest revenue was $1.8 billion, up 3% driven by higher investment banking revenue, predominantly due to increased equity underwriting and M&A activity.
Noninterest expense was $2.6 billion, an increase of 3%, predominantly driven by continued investments in the business, largely offset by lower FDIC charges.
The provision for credit losses was $186 million, largely driven by a net addition to the allowance for credit losses related to select C&I client downgrades.

Selected income statement data (continued)
	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2019	2018	Change	2019	2018	Change
Revenue by product
Lending	$1,006	$1,027	(2)%	$3,030	$3,052	(1)%
Treasury services	950	1,021	(7)	2,968	3,019	(2)
Investment banking(a)	226	206	10	708	644	10
Other	25	17	47	50	38	32
Total Commercial Banking net revenue	$2,207	$2,271	(3)	$6,756	$6,753	—

Investment banking revenue, gross(b)	$700	$581	20	$2,110	$1,889	12

Revenue by client segments
Middle Market Banking	$903	$935	(3)	$2,793	$2,749	2
Corporate Client Banking	739	749	(1)	2,264	2,243	1
Commercial Real Estate Banking(c)	547	562	(3)	1,632	1,681	(3)
Other(c)	18	25	(28)	67	80	(16)
Total Commercial Banking net revenue	$2,207	$2,271	(3)%	$6,756	$6,753	—%

Financial ratios
Return on equity	16%	21%		17%	20%
Overhead ratio	40	38		39	38

(a)	Includes CB’s share of revenue from investment banking products sold to CB clients through the CIB.

(b)	Refer to page 60 of the 2018 Form 10-K for discussion of revenue sharing.

(c)
Effective in the first quarter of 2019, client segment data includes Commercial Real Estate Banking which comprises the former Commercial Term Lending and Real Estate Banking client segments, and Community Development Banking (previously part of Other). The prior period amounts have been revised to conform with the current period presentation.

Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except headcount)	2019	2018	Change	2019	2018	Change
Selected balance sheet data (period-end)
Total assets	$222,483	$217,194	2%	$222,483	$217,194	2%
Loans:
Loans retained	209,448	205,177	2	209,448	205,177	2
Loans held-for-sale and loans at fair value	3,187	405	NM	3,187	405	NM
Total loans	$212,635	$205,582	3	$212,635	$205,582	3
Core loans	212,514	205,418	3	212,514	205,418	3
Equity	22,000	20,000	10	22,000	20,000	10

Period-end loans by client segment
Middle Market Banking	$54,298	$57,324	(5)	$54,298	$57,324	(5)
Corporate Client Banking	55,976	46,890	19	55,976	46,890	19
Commercial Real Estate Banking(a)	101,326	100,072	1	101,326	100,072	1
Other(a)	1,035	1,296	(20)	1,035	1,296	(20)
Total Commercial Banking loans	$212,635	$205,582	3	$212,635	$205,582	3

Selected balance sheet data (average)
Total assets	$218,620	$219,232	—	$218,560	$218,270	—
Loans:
Loans retained	207,286	205,603	1	206,183	203,950	1
Loans held-for-sale and loans at fair value	963	1,617	(40)	1,097	1,139	(4)
Total loans	$208,249	$207,220	—	$207,280	$205,089	1
Core loans	208,125	207,052	1	207,145	204,902	1

Average loans by client segment
Middle Market Banking	$54,806	$57,258	(4)	$56,221	$57,121	(2)
Corporate Client Banking	51,389	49,004	5	49,407	47,650	4
Commercial Real Estate Banking(a)	101,044	99,627	1	100,663	98,880	2
Other(a)	1,010	1,331	(24)	989	1,438	(31)
Total Commercial Banking loans	$208,249	$207,220	—	$207,280	$205,089	1

Client deposits and other third-party liabilities	$172,714	$168,169	3	$169,427	$171,483	(1)
Equity	22,000	20,000	10	22,000	20,000	10

Headcount	11,501	10,937	5%	11,501	10,937	5%

(a)
Effective in the first quarter of 2019, client segment data includes Commercial Real Estate Banking which comprises the former Commercial Term Lending and Real Estate Banking client segments, and Community Development Banking (previously part of Other). The prior period amounts have been revised to conform with the current period presentation.

Selected metrics (continued)
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except ratios)	2019	2018	Change	2019	2018	Change
Credit data and quality statistics
Net charge-offs/(recoveries)	$45	$(18)	NM	$71	$16	344%
Nonperforming assets
Nonaccrual loans:
Nonaccrual loans retained(a)	$659	$452	46%	$659	$452	46%
Nonaccrual loans held-for-sale and loans at fair value	—	5	NM	—	5	NM
Total nonaccrual loans	$659	$457	44	$659	$457	44
Assets acquired in loan satisfactions	19	2	NM	19	2	NM
Total nonperforming assets	$678	$459	48	$678	$459	48
Allowance for credit losses:
Allowance for loan losses	$2,759	$2,619	5	$2,759	$2,619	5
Allowance for lending-related commitments	293	249	18	293	249	18
Total allowance for credit losses	$3,052	$2,868	6%	$3,052	$2,868	6%
Net charge-off/(recovery) rate(b)	0.09%	(0.03)%		0.05%	0.01%
Allowance for loan losses to period-end loans retained	1.32	1.28		1.32	1.28
Allowance for loan losses to nonaccrual loans retained(a)	419	579		419	579
Nonaccrual loans to period-end total loans	0.31	0.22		0.31	0.22

(a)	Allowance for loan losses of $119 million and $105 million was held against nonaccrual loans retained at September 30, 2019 and 2018, respectively.

(b)	Loans held-for-sale and loans at fair value were excluded when calculating the net charge-off/(recovery) rate.

ASSET & WEALTH MANAGEMENT
Refer to pages 74–76 of JPMorgan Chase’s 2018 Form 10-K and Line of Business Metrics on pages 174–175 for a discussion of the business profile of AWM.

Selected income statement data
(in millions, except ratios)	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Change	2019	2018	Change
Revenue
Asset management, administration and commissions	$2,574	$2,563	—%	$7,558	$7,623	(1)%
All other income	139	117	19	431	374	15
Noninterest revenue	2,713	2,680	1	7,989	7,997	—
Net interest income	855	879	(3)	2,627	2,640	—
Total net revenue	3,568	3,559	—	10,616	10,637	—

Provision for credit losses	44	23	91	48	40	20

Noninterest expense
Compensation expense	1,391	1,391	—	4,259	4,112	4
Noncompensation expense	1,231	1,194	3	3,606	3,620	—
Total noninterest expense	2,622	2,585	1	7,865	7,732	2

Income before income tax expense	902	951	(5)	2,703	2,865	(6)
Income tax expense	234	227	3	655	616	6
Net income	$668	$724	(8)	$2,048	$2,249	(9)

Revenue by line of business
Asset Management	$1,816	$1,827	(1)	$5,362	$5,440	(1)
Wealth Management	1,752	1,732	1	5,254	5,197	1
Total net revenue	$3,568	$3,559	—%	$10,616	$10,637	—%

Financial ratios
Return on equity	24%	31%		25%	32%
Overhead ratio	73	73		74	73
Pre-tax margin ratio:
Asset Management	25	27		25	27
Wealth Management	25	26		26	27
Asset & Wealth Management	25	27		25	27
Quarterly results
Net income was $668 million, a decrease of 8%.
Net revenue of $3.6 billion was flat. Net interest income was $855 million, down 3%, driven by deposit margin compression, largely offset by deposit and loan growth. Noninterest revenue was $2.7 billion, up 1%, driven by higher average market levels.
The provision for credit losses was $44 million, driven by net charge-offs, as well as net additions to the allowance for loan losses predominantly due to loan growth.
Noninterest expense was $2.6 billion, an increase of 1%, predominantly driven by continued investments in technology and advisors, partially offset by lower distribution and legal fees.

Year-to-date results
Net income was $2.0 billion, a decrease of 9%.
Net revenue of $10.6 billion was flat. Net interest income of $2.6 billion was flat, reflecting loan growth, offset by deposit margin compression. Noninterest revenue of $8.0 billion was flat, reflecting a shift in the mix toward lower fee products and lower brokerage activity, offset by higher net investment valuation gains.
The provision for credit losses was $48 million, driven by net charge-offs, as well as net additions to the allowance for loan losses predominantly due to loan growth.
Noninterest expense was $7.9 billion, an increase of 2%, predominantly driven by continued investments in technology and advisors, partially offset by lower distribution fees.

Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except ranking data, headcount and ratios)	2019	2018	Change	2019	2018	Change
% of JPM mutual fund assets rated as 4- or 5-star(a)	65%	64%		65%	64%
% of JPM mutual fund assets ranked in 1st or 2nd quartile:(b)
1 year	74	65		74	65
3 years	80	64		80	64
5 years	86	83		86	83

Selected balance sheet data (period-end)
Total assets	$174,226	$166,716	5%	$174,226	$166,716	5%
Loans	153,245	143,162	7	153,245	143,162	7
Core loans	153,245	143,162	7	153,245	143,162	7
Deposits	138,439	130,497	6	138,439	130,497	6
Equity	10,500	9,000	17	10,500	9,000	17

Selected balance sheet data (average)
Total assets	$171,121	$161,982	6	$168,688	$158,218	7
Loans	150,486	140,558	7	147,481	136,663	8
Core loans	150,486	140,558	7	147,481	136,663	8
Deposits	138,822	133,021	4	139,127	138,885	—
Equity	10,500	9,000	17	10,500	9,000	17

Headcount	24,228	23,747	2	24,228	23,747	2

Number of Wealth Management client advisors	2,872	2,808	2	2,872	2,808	2

Credit data and quality statistics
Net charge-offs	$26	$11	136	$27	$7	286
Nonaccrual loans	176	285	(38)	176	285	(38)
Allowance for credit losses:
Allowance for loan losses	$350	$317	10	$350	$317	10
Allowance for lending-related commitments	16	15	7	16	15	7
Total allowance for credit losses	$366	$332	10%	$366	$332	10%
Net charge-off rate	0.07%	0.03%		0.02%	0.01%
Allowance for loan losses to period-end loans	0.23	0.22		0.23	0.22
Allowance for loan losses to nonaccrual loans	199	111		199	111
Nonaccrual loans to period-end loans	0.11	0.20		0.11	0.20

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

Client assets
Client assets of $3.1 trillion and assets under management of $2.2 trillion were up 7% and 8% respectively, predominantly driven by net inflows into long-term and liquidity products as well as higher market levels globally.

Client assets
	September 30,
(in billions)	2019	2018	Change
Assets by asset class
Liquidity	$505	$463	9%
Fixed income	590	457	29
Equity	437	452	(3)
Multi-asset and alternatives	714	705	1
Total assets under management	2,246	2,077	8
Custody/brokerage/administration/deposits	815	790	3
Total client assets	$3,061	$2,867	7

Memo:
Alternatives client assets (a)	$183	$172	6

Assets by client segment
Private Banking	$636	$576	10
Institutional	1,029	945	9
Retail	581	556	4
Total assets under management	$2,246	$2,077	8

Private Banking	$1,424	$1,339	6
Institutional	1,051	967	9
Retail	586	561	4
Total client assets	$3,061	$2,867	7%

(a)	Represents assets under management, as well as client balances in brokerage accounts

Client assets (continued)
	Three months ended September 30,		Nine months ended September 30,
(in billions)	2019	2018	2019	2018
Assets under management rollforward
Beginning balance	$2,178	$2,028	$1,987	$2,034
Net asset flows:
Liquidity	24	14	23	10
Fixed income	41	3	97	(9)
Equity	(2)	1	(9)	8
Multi-asset and alternatives	1	4	(2)	29
Market/performance/other impacts	4	27	150	5
Ending balance, September 30	$2,246	$2,077	$2,246	$2,077

Client assets rollforward
Beginning balance	$2,998	$2,799	$2,733	$2,789
Net asset flows	59	33	120	58
Market/performance/other impacts	4	35	208	20
Ending balance, September 30	$3,061	$2,867	$3,061	$2,867

International metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions)	2019	2018	Change	2019	2018	Change
Total net revenue (a)
Europe/Middle East/Africa	$672	$677	(1)%	$2,014	$2,095	(4)%
Asia/Pacific	376	377	—	1,104	1,161	(5)
Latin America/Caribbean	218	228	(4)	658	689	(4)
Total international net revenue	1,266	1,282	(1)	3,776	3,945	(4)
North America	2,302	2,277	1	6,840	6,692	2
Total net revenue(a)	$3,568	$3,559	—	$10,616	$10,637	—%

(a)	Regional revenue is based on the domicile of the client.

	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in billions)	2019	2018	Change	2019	2018	Change
Assets under management
Europe/Middle East/Africa	$387	$375	3%	$387	$375	3%
Asia/Pacific	183	164	12	183	164	12
Latin America/Caribbean	70	65	8	70	65	8
Total international assets under management	640	604	6	640	604	6
North America	1,606	1,473	9	1,606	1,473	9
Total assets under management	$2,246	$2,077	8	$2,246	$2,077	8

Client assets
Europe/Middle East/Africa	$455	$435	5	$455	$435	5
Asia/Pacific	253	228	11	253	228	11
Latin America/Caribbean	172	162	6	172	162	6
Total international client assets	880	825	7	880	825	7
North America	2,181	2,042	7	2,181	2,042	7
Total client assets	$3,061	$2,867	7%	$3,061	$2,867	7%

CORPORATE
Refer to pages 77–78 of JPMorgan Chase’s 2018 Form 10-K for a discussion of Corporate.

Selected income statement and balance sheet data
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except headcount)	2019	2018	Change	2019	2018	Change
Revenue
Principal transactions	$10	$(161)	NM	$(227)	$(222)	(2)%
Investment securities gains/(losses)	78	(46)	NM	135	(371)	NM
All other income	32	30	7%	95	373	(75)
Noninterest revenue	120	(177)	NM	3	(220)	NM
Net interest income	572	74	NM	1,436	(35)	NM
Total net revenue(a)	692	(103)	NM	1,439	(255)	NM

Provision for credit losses	—	2	NM	—	(3)	NM

Noninterest expense(b)	281	28	NM	724	394	84
Income/(loss) before income tax expense/(benefit)	411	(133)	NM	715	(646)	NM
Income tax expense/(benefit)	18	12	50	(757)	18	NM
Net income/(loss)	$393	$(145)	NM	$1,472	$(664)	NM
Total net revenue
Treasury and CIO	$801	$186	331	$1,930	$235	NM
Other Corporate	(109)	(289)	62	(491)	(490)	—
Total net revenue	$692	$(103)	NM	$1,439	$(255)	NM
Net income/(loss)
Treasury and CIO	$576	$96	500	$1,372	$(244)	NM
Other Corporate	(183)	(241)	24	100	(420)	NM
Total net income/(loss)	$393	$(145)	NM	$1,472	$(664)	NM
Total assets (period-end)	$812,333	$742,693	9	$812,333	$742,693	9
Loans (period-end)	1,705	1,556	10	1,705	1,556	10
Core loans(c)	1,706	1,556	10	1,706	1,556	10
Headcount	38,155	36,686	4%	38,155	36,686	4%

(a)
Included tax-equivalent adjustments, driven by tax-exempt income from municipal bonds, of $74 million and $94 million for the three months ended September 30, 2019 and 2018, respectively, and $241 million and $287 million for the nine months ended September 30, 2019 and 2018, respectively.

(b)
Included a net legal benefit of $(32) million and $(175) million for the three months ended September 30, 2019 and 2018, respectively, and $(189) million and $(225) million for the nine months ended September 30, 2019 and 2018, respectively.

(c)	Average core loans were $1.7 billion and $1.6 billion for the three months ended September 30, 2019 and 2018, respectively, and $1.7 billion for both the nine months ended September 30, 2019 and 2018.
Quarterly results
Net income was $393 million, compared with a net loss of $145 million in the prior year.
Net revenue was $692 million, compared with a net loss of $103 million in the prior year, driven by higher net interest income and noninterest revenue. Net interest income was driven by balance sheet growth and changes in mix, partially offset by lower rates. Net interest income also includes income related to the unwind of the internal funding provided to CCB upon the sale of certain mortgage loans. The income reflects the net present value of that funding and is recognized as a charge to net interest income in CCB. Refer to CCB on pages 23–24 of this Form 10-Q and Funds Transfer Pricing (“FTP”) on page 60 of the Firm’s 2018 Form 10-K for further information.
Noninterest revenue increased reflecting small net gains on certain legacy private equity investments compared to net losses in the prior year.

Noninterest expense of $281 million was up $253 million due to higher investments in technology and a lower net legal benefit compared with the prior year.
The current period included tax benefits related to the resolution of certain tax audits as well as other tax adjustments, which were partially offset by changes to certain tax reserves. The prior year reflected a net benefit of $132 million resulting from changes in estimates under the TCJA related to the remeasurement of certain deferred taxes and the deemed repatriation tax on non-U.S. earnings, which was more than offset by changes to certain tax reserves and other tax adjustments.
Year-to-date results
Net income was $1.5 billion, compared with a net loss of $664 million in the prior year.
Net revenue was $1.4 billion, compared with a net loss of $255 million in the prior year driven by higher net interest income and noninterest revenue. Net interest income was driven by balance sheet growth and changes in mix and includes the income related to the unwind of the internal funding, as mentioned above.
Noninterest revenue increased reflecting:

•	investment securities gains compared with losses in the prior year due to the repositioning of the investment securities portfolio

•	lower net valuation losses on certain legacy private equity investments, partially offset by

•	losses on cash deployment transactions which were more than offset by the related net interest income earned on those transactions.

Noninterest expense of $724 million, was up $330 million reflecting:

•	higher investments in technology and real estate,

•	contributions to the Firm’s Foundation, whereas all prior-year contributions were made in the fourth quarter, and

•	higher pension costs due to changes to actuarial assumptions and estimates.
The prior year included a $174 million loss on the liquidation of a legal entity.
The current period included tax benefits of $957 million related to the resolution of certain tax audits, as well as other tax adjustments partially offset by changes in certain tax reserves. The prior year expense reflected changes to certain tax reserves, largely offset by a net benefit of $305 million resulting from changes in estimates under the TCJA related to the remeasurement of certain deferred taxes and the deemed repatriation tax on non-U.S. earnings as well as other tax adjustments.
Treasury and CIO overview
At September 30, 2019, the average credit rating of the Treasury and CIO investment securities comprising the portfolio in the table below was AA+ (based upon external ratings where available and, where not available, based primarily upon internal ratings that correspond to ratings as defined by S&P and Moody’s). Refer to Note 9 for further information on the Firm’s investment securities portfolio.
Refer to Liquidity Risk Management on pages 50–54 for further information on liquidity and funding risk. Refer to Market Risk Management on pages 70–74 for information on interest rate, foreign exchange and other risks.

Selected income statement and balance sheet data
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions)	2019	2018	Change	2019	2018	Change
Investment securities gains/(losses)	$78	$(46)	NM	$135	$(371)	NM
Available-for-sale (“AFS”) investment securities (average)	$305,894	$197,230	55	$260,661	$200,569	30
Held-to-maturity (“HTM”) investment securities (average)	35,494	31,232	14	32,518	31,842	2
Investment securities portfolio (average)	$341,388	$228,462	49	$293,179	$232,411	26
AFS investment securities (period-end)	$351,599	$198,523	77	$351,599	$198,523	77
HTM investment securities (period-end)	40,830	31,368	30	40,830	31,368	30
Investment securities portfolio (period-end)	$392,429	$229,891	71	$392,429	$229,891	71

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
Refer to pages 79-83 of JPMorgan Chase’s 2018 Form 10-K for a further discussion of Enterprise-wide risk management governance and oversight.

Effective July 2019, the Board of Directors’ Risk Policy Committee (“DRPC”) was renamed the Risk Committee. The committee’s responsibilities were not changed. Refer to page 81 of JPMorgan Chase’s 2018 Form 10-K for a further discussion of the committee.

Governance and Oversight Functions
The following sections of this Form 10-Q and the 2018 Form 10-K discuss the risk governance and oversight functions in place to manage the risks inherent in the Firm’s business activities.

Risk governance and oversight functions	Form 10-Q page reference	Form 10-K page reference
Strategic risk		84
Capital risk	45–49	85–94
Liquidity risk	50–54	95–100
Reputation risk		101
Consumer credit risk	56–59	106-111
Wholesale credit risk	60–66	112-119
Investment portfolio risk	69	123
Market risk	70–74	124-131
Country risk	75	132–133
Operational risk		134-136
Compliance risk		137
Conduct risk		138
Legal risk		139
Estimations and Model risk		140

CAPITAL RISK MANAGEMENT
Capital risk is the risk the Firm has an insufficient level and composition of capital to support the Firm’s business activities and associated risks during normal economic environments and under stressed conditions.
Refer to pages 85-94 of JPMorgan Chase’s 2018 Form
10-K, Note 21 of this Form 10-Q and the Firm’s Pillar 3 Regulatory Capital Disclosures reports, which are available on the Firm’s website for a further discussion of the Firm’s Capital Risk Management, including capital planning and stress testing.
The capital rules under Basel III establish minimum capital ratios and overall capital adequacy standards for large and internationally active U.S. bank holding companies (“BHC”) and banks, including the Firm and its insured depository institution (“IDI”) subsidiaries, including JPMorgan Chase Bank, N.A. Two comprehensive approaches are prescribed for calculating RWA: a standardized approach (“Basel III

Standardized”), and an advanced approach (“Basel III Advanced”). Effective January 1, 2019, the capital adequacy of the Firm is evaluated against the fully phased-in measures under Basel III and represents the lower of the Standardized or Advanced approaches. During 2018, the required capital measures were subject to the transitional rules and as of December 31, 2018 the calculations were the same on a fully phased-in and on a transitional basis. The Firm’s Basel III Standardized risk-based ratios are currently more binding than the Basel III Advanced risk-based ratios, and the Firm expects that this will remain the case for the foreseeable future.
Basel III also includes a requirement for Advanced Approach banking organizations, including the Firm, to calculate the SLR. Refer to page 91 of JPMorgan Chase’s 2018 Form 10-K for additional information on SLR.

The following tables present the Firm’s risk-based and leverage-based capital measures under both the Basel III Standardized and Advanced Approaches. The Firm’s Basel III ratios exceeded regulatory minimums as of September 30, 2019 and December 31, 2018. Refer to Capital Risk Management on pages 85-94 of JPMorgan Chase’s 2018 Form 10-K for a further discussion of these capital metrics.

	September 30, 2019			December 31, 2018
(in millions)	Standardized	Advanced	Minimum capital ratios	Standardized(b)	Advanced(b)	Minimum capital ratios
Risk-based capital metrics:
CET1 capital	$188,151	$188,151		$183,474	$183,474
Tier 1 capital	214,831	214,831		209,093	209,093
Total capital	243,500	233,203		237,511	227,435
Risk-weighted assets	1,527,762	1,435,693		1,528,916	1,421,205
CET1 capital ratio	12.3%	13.1%	10.5%	12.0%	12.9%	9.0%
Tier 1 capital ratio	14.1	15.0	12.0	13.7	14.7	10.5
Total capital ratio	15.9	16.2	14.0	15.5	16.0	12.5
Leverage-based capital metrics:
Adjusted average assets(a)	$2,717,852	$2,717,852		$2,589,887	$2,589,887
Tier 1 leverage ratio	7.9%	7.9%	4.0%	8.1%	8.1%	4.0%
Total leverage exposure	NA	$3,404,535		NA	$3,269,988
SLR	NA	6.3%	5.0%	NA	6.4%	5.0%

(a)
Adjusted average assets, for purposes of calculating the Tier 1 leverage ratio, includes total quarterly average assets adjusted for on-balance sheet assets that are subject to deduction from Tier 1 capital, predominantly goodwill and other intangible assets.

(b)	The Firm’s capital ratios as of December 31, 2018 were equivalent whether calculated on a transitional or fully phased-in basis.

Capital components
The following table presents reconciliations of total stockholders’ equity to Basel III CET1 capital, Tier 1 capital and Total capital as of September 30, 2019 and December 31, 2018.

(in millions)	September 30, 2019	December 31, 2018
Total stockholders’ equity	$264,348	$256,515
Less: Preferred stock(a)	28,363	26,068
Common stockholders’ equity	235,985	230,447
Less:
Goodwill	47,818	47,471
Other intangible assets	841	748
Other CET1 capital adjustments	1,546	1,034
Add:
Deferred tax liabilities(b)	2,371	2,280
Standardized/Advanced CET1 capital	188,151	183,474
Preferred stock(a)	28,363	26,068
Less: Other Tier 1 adjustments(a)	1,683	449
Standardized/Advanced Tier 1 capital	$214,831	$209,093
Long-term debt and other instruments qualifying as Tier 2 capital	$14,145	$13,772
Qualifying allowance for credit losses	14,400	14,500
Other	124	146
Standardized Tier 2 capital	$28,669	$28,418
Standardized Total capital	$243,500	$237,511
Adjustment in qualifying allowance for credit losses for Advanced Tier 2 capital	(10,297)	(10,076)
Advanced Tier 2 capital	$18,372	$18,342
Advanced Total capital	$233,203	$227,435

(a)
As of September 30, 2019, preferred stock reflects the issuance of $2.25 billion of Series FF preferred stock and redemption of $880 million of Series W preferred stock. Other Tier 1 adjustments includes $1.37 billion of Series I preferred stock called for partial redemption on September 26, 2019 and subsequently redeemed on October 30, 2019. Tier 1 capital as of September 30, 2019 reflects the issuance and redemptions.

(b)
Represents certain deferred tax liabilities related to tax-deductible goodwill and identifiable intangibles created in nontaxable transactions, which are netted against goodwill and other intangibles when calculating CET1 capital.

Capital rollforward
The following table presents the changes in Basel III CET1 capital, Tier 1 capital and Tier 2 capital for the nine months ended September 30, 2019.

Nine months ended September 30, (in millions)	2019
Standardized/Advanced CET1 capital at December 31, 2018	$183,474
Net income applicable to common equity	26,710
Dividends declared on common stock	(8,086)
Net purchase of treasury stock	(15,805)
Changes in additional paid-in capital	(650)
Changes related to AOCI	2,877
Adjustment related to DVA(a)	287
Changes related to other CET1 capital adjustments	(656)
Change in Standardized/Advanced CET1 capital	4,677
Standardized/Advanced CET1 capital at September 30, 2019	$188,151

Standardized/Advanced Tier 1 capital at December 31, 2018	$209,093
Change in CET1 capital	4,677
Net issuance of noncumulative perpetual preferred stock(b)	925
Other	136
Change in Standardized/Advanced Tier 1 capital	5,738
Standardized/Advanced Tier 1 capital at September 30, 2019	$214,831

Standardized Tier 2 capital at December 31, 2018	$28,418
Change in long-term debt and other instruments qualifying as Tier 2	373
Change in qualifying allowance for credit losses	(101)
Other	(21)
Change in Standardized Tier 2 capital	251
Standardized Tier 2 capital at September 30, 2019	$28,669
Standardized Total capital at September 30, 2019	$243,500

Advanced Tier 2 capital at December 31, 2018	$18,342
Change in long-term debt and other instruments qualifying as Tier 2	373
Change in qualifying allowance for credit losses	(322)
Other	(21)
Change in Advanced Tier 2 capital	30
Advanced Tier 2 capital at September 30, 2019	$18,372
Advanced Total capital at September 30, 2019	$233,203

(a)	Includes DVA related to structured notes recorded in AOCI.

(b)
Includes the net effect of $2.25 billion and $1.85 billion of non-cumulative preferred stock issued on July 31, 2019 and January 24, 2019, respectively, and redemptions of non-cumulative preferred stock of $925 million and $880 million on March 1, 2019 and September 1, 2019, respectively, as well as $1.37 billion of non-cumulative preferred stock that was called for partial redemption on September 26, 2019 and subsequently redeemed on October 30, 2019.

RWA rollforward
The following table presents changes in the components of RWA under Basel III Standardized and Advanced for the nine months ended September 30, 2019. The amounts in the rollforward categories are estimates, based on the predominant driver of the change.

	Standardized			Advanced
Nine months ended September 30, 2019 (in millions)	Credit risk RWA	Market risk RWA	Total RWA	Credit risk RWA	Market risk RWA	Operational risk RWA	Total RWA
December 31, 2018	$1,423,053	$105,863	$1,528,916	$926,647	$105,976	$388,582	$1,421,205
Model & data changes(a)	(3,406)	(17,076)	(20,482)	(4,542)	(17,076)	—	(21,618)
Portfolio runoff(b)	(4,400)	—	(4,400)	(4,300)	—	—	(4,300)
Movement in portfolio levels(c)	24,711	(983)	23,728	44,408	(1,136)	(2,866)	40,406
Changes in RWA	16,905	(18,059)	(1,154)	35,566	(18,212)	(2,866)	14,488
September 30, 2019	$1,439,958	$87,804	$1,527,762	$962,213	$87,764	$385,716	$1,435,693

(a)	Model & data changes refer to movements in levels of RWA as a result of revised methodologies and/or treatment per regulatory guidance (exclusive of rule changes).

(b)	Portfolio runoff for credit risk RWA primarily reflects reduced risk from position rolloffs in legacy portfolios in Home Lending.

(c)
Movement in portfolio levels (inclusive of rule changes) refers to: changes in book size, composition, credit quality, and market movements for credit risk RWA; changes in position and market movements for market risk RWA; and updates to cumulative losses for operational risk RWA.

Supplementary leverage ratio
Refer to Capital Risk Management on page 88 of JPMorgan Chase’s 2018 Form 10-K for additional information.
The following table presents the components of the Firm’s SLR as of September 30, 2019 and December 31, 2018.

(in millions, except ratio)	September 30, 2019	December 31, 2018
Tier 1 capital	$214,831	$209,093
Total average assets	2,765,052	2,636,505
Less: Adjustments for deductions from Tier 1 capital	47,200	46,618
Total adjusted average assets(a)	2,717,852	2,589,887
Off-balance sheet exposures(b)	686,683	680,101
Total leverage exposure	$3,404,535	$3,269,988
SLR	6.3%	6.4%

(a)
Adjusted average assets, for purposes of calculating the SLR, includes total quarterly average assets adjusted for on-balance sheet assets that are subject to deduction from Tier 1 capital, predominantly goodwill and other intangible assets.

(b)	Off-balance sheet exposures are calculated as the average of the three month-end spot balances during the quarter.
Refer to Note 21 for JPMorgan Chase Bank, N.A.’s SLR ratios.
Line of business equity
Each business segment is allocated capital by taking into consideration a variety of factors including capital levels of similarly rated peers and applicable regulatory capital requirements. Effective January 1, 2019, line of business capital allocations have increased due to a combination of changes in the relative weights, with greater emphasis on Standardized RWA and stress, a higher capitalization rate, updated stress simulations, and general business growth. Refer to page 91 of JPMorgan Chase’s 2018 Form 10-K for additional information.

The following table represents the capital allocated to each business segment:

(in billions)	September 30, 2019	December 31, 2018
Consumer & Community Banking	$52.0	$51.0
Corporate & Investment Bank	80.0	70.0
Commercial Banking	22.0	20.0
Asset & Wealth Management	10.5	9.0
Corporate	71.5	80.4
Total common stockholders’ equity	$236.0	$230.4
Planning and stress testing
Comprehensive Capital Analysis and Review (“CCAR”)
On June 27, 2019, the Federal Reserve informed the Firm that it did not object to the Firm’s 2019 capital plan.
Capital actions
Preferred stock
Preferred stock dividends declared were $423 million and $1.2 billion for the three and nine months ended September 30, 2019.
On October 31, 2019, the Firm announced and priced an offering of depositary shares representing $900 million of 4.75% non-cumulative preferred stock, Series GG. This issuance is expected to close on November 7, 2019. On November 1, 2019, the Firm announced that it will redeem all $900 million of its 5.45% non-cumulative preferred stock, Series P on December 1, 2019.
On October 30, 2019, the Firm redeemed $1.37 billion of its Series I fixed-to-floating rate non-cumulative perpetual preferred stock.
On September 1, 2019, the Firm redeemed all $880 million of its 6.30% non-cumulative preferred stock, Series W.
On July 31, 2019, the Firm issued $2.25 billion of fixed-to-floating rate non-cumulative preferred stock, Series FF.

Refer to Note 17 of this Form 10-Q and Note 20 of JPMorgan Chase’s 2018 Form 10-K for additional information on the Firm’s preferred stock.
Common stock dividends
On September 17, 2019, the Firm announced that its Board of Directors had declared a quarterly common stock dividend, which increased to $0.90 per share, from $0.80 per share effective with the dividend paid on October 31, 2019. The Firm’s dividends are subject to the Board of Directors’ approval on a quarterly basis.
Common equity
The Firm’s Board of Directors has authorized the repurchase of up to $29.4 billion of gross common equity between July 1, 2019 and June 30, 2020 as part of the Firm’s annual capital plan.
The following table sets forth the Firm’s repurchases of common equity, on a settlement-date basis, for the three and nine months ended September 30, 2019 and 2018.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
Total shares of common stock repurchased	62.0	39.3	159.0	126.0
Aggregate common stock repurchases	$6,949	$4,416	$17,250	$14,055
Refer to Part II, Item 2: Unregistered Sales of Equity Securities and Use of Proceeds and Part II, Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities on pages 176-177 of this Form 10-Q and page 30 of JPMorgan Chase’s 2018 Form 10-K, respectively, for additional information regarding repurchases of the Firm’s equity securities.

Other capital requirements
TLAC
The Federal Reserve’s TLAC rule requires the top-tier U.S. GSIB holding companies, including the Firm, to maintain minimum levels of external TLAC and eligible LTD effective January 1, 2019.
Refer to page 93 of JPMorgan Chase’s 2018 Form 10-K for additional information.
The following table presents the eligible external TLAC and LTD amounts, as well as a representation of the amounts as a percentage of the Firm’s total RWA and total leverage exposure.

September 30, 2019
(in billions, except ratio)	Eligible external TLAC(a)	Eligible LTD
Total eligible TLAC & LTD	$387.8	$159.9
% of RWA	25.4%	10.5%
Minimum requirement	23.0	9.5
Surplus/(shortfall)	$36.4	$14.8

% of total leverage exposure	11.4%	4.7%
Minimum requirement	9.5	4.5
Surplus/(shortfall)	$64.3	$6.7

(a)
As of September 30, 2019, total eligible external TLAC reflects the issuance of $2.25 billion of Series FF non-cumulative preferred stock, redemption of $880 million of Series W non-cumulative preferred stock, and redemption of $1.37 billion of Series I non-cumulative preferred stock called for partial redemption on September 26, 2019 and subsequently redeemed on October 30, 2019.

Refer to Part I, Item 1A: Risk Factors on pages 7-28 of JPMorgan Chase’s 2018 Form 10-K for information on the financial consequences to holders of the Firm’s debt and equity securities in a resolution scenario.

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
Refer to Capital risk management on pages 85-94 of JPMorgan Chase’s 2018 Form 10-K for a discussion on J.P. Morgan Securities’ capital requirements.
The following table presents J.P. Morgan Securities’ net capital:

September 30, 2019
(in millions)	Actual	Minimum
Net Capital	$22,068	$3,746

J.P. Morgan Securities plc
J.P. Morgan Securities plc is a wholly-owned subsidiary of JPMorgan Chase Bank, N.A. and has authority to engage in banking, investment banking and broker-dealer activities. J.P. Morgan Securities plc is jointly regulated by the U.K. Prudential Regulation Authority (“PRA”) and the Financial Conduct Authority (“FCA”).
Refer to Capital risk management on pages 85-94 of JPMorgan Chase’s 2018 Form 10-K for a further discussion on J.P. Morgan Securities plc.
Effective January 1, 2019, the Bank of England requires, on a transitional basis, that U.K. banks, including U.K. regulated subsidiaries of overseas groups, maintain a minimum requirement for own funds and eligible liabilities (“MREL”). As of September 30, 2019, J.P. Morgan Securities plc was compliant with the requirements of the MREL rule. Refer to Supervision and Regulation on pages 1-6 of JPMorgan Chase’s 2018 Form 10-K for additional information on MREL.
The following table presents J.P. Morgan Securities plc’s capital metrics:

September 30, 2019
(in millions, except ratios)	Estimated	Minimum ratios
Total capital	$55,614
CET1 ratio	16.9%	4.5%
Total capital ratio	21.5%	8.0%

LIQUIDITY RISK MANAGEMENT
Liquidity risk is the risk that the Firm will be unable to meet its contractual and contingent financial obligations as they arise or that it does not have the appropriate amount, composition and tenor of funding and liquidity to support its assets and liabilities. Refer to pages 95–100 of JPMorgan Chase’s 2018 Form 10-K and the Firm’s US LCR Disclosure reports, which are available on the Firm’s website for a further discussion of the Firm’s Liquidity Risk Management.
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
The following table summarizes the Firm’s average LCR for the three months ended September 30, 2019, June 30, 2019 and September 30, 2018 based on the Firm’s interpretation of the finalized LCR framework.

	Three months ended
Average amount (in millions)	September 30, 2019	June 30, 2019	September 30, 2018
HQLA
Eligible cash(a)	$199,757	$219,838	$344,660
Eligible securities(b)(c)	337,704	317,439	190,349
Total HQLA(d)	$537,461	$537,277	$535,009
Net cash outflows	$468,452	$477,442	$466,803
LCR	115%	113%	115%
Net excess HQLA(d)	$69,009	$59,835	$68,206

(a)	Represents cash on deposit at central banks, primarily the Federal Reserve Banks.

(b)	Predominantly U.S. Treasuries, U.S. GSE and U.S. government agency MBS, and sovereign bonds net of applicable haircuts under the LCR rules.

(c)	HQLA eligible securities may be reported in securities borrowed or purchased under resale agreements, trading assets, or investment securities on the Firm’s Consolidated balance sheets.

(d)	Excludes average excess HQLA at JPMorgan Chase Bank, N.A. that are not transferable to non-bank affiliates.

The Firm’s average LCR increased during the three months ended September 30, 2019, compared with the three-month period ended June 30, 2019, primarily due to a decline in the net cash outflows from CIB activities.
The Firm’s average LCR fluctuates from period to period, due to changes in its HQLA and estimated net cash outflows as a result of ongoing business activity.
Other liquidity sources
As of September 30, 2019, in addition to assets reported in the Firm’s HQLA, the Firm had approximately $312 billion of unencumbered marketable securities, such as equity securities and fixed income debt securities, available to raise liquidity. This includes HQLA-eligible securities included as part of the excess liquidity at JPMorgan Chase Bank, N.A. that are not transferable to non-bank affiliates.
As of September 30, 2019, the Firm also had approximately $313 billion of available borrowing capacity at FHLBs, the discount window at the Federal Reserve Bank, and other central banks as a result of collateral pledged by the Firm to such banks. This borrowing capacity excludes the benefit of securities reported in the Firm’s HQLA or other unencumbered securities that are currently pledged at the Federal Reserve Bank discount window. Although available, the Firm does not view this borrowing capacity at the Federal Reserve Bank discount window and the other central banks as a primary source of liquidity.

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
Deposits
The table below summarizes, by line of business, the deposit balances as of September 30, 2019, and December 31, 2018, and the average deposit balances for the three and nine months ended September 30, 2019 and 2018, respectively.

	September 30, 2019	December 31, 2018	Three months ended September 30,		Nine months ended September 30,
Deposits			Average		Average
(in millions)			2019	2018	2019	2018
Consumer & Community Banking	$701,170	$678,854	$693,980	$674,211	$688,676	$669,244
Corporate & Investment Bank	510,403	482,084	524,521	476,995	509,775	472,879
Commercial Banking	174,903	170,859	172,653	168,102	169,361	171,403
Asset & Wealth Management	138,439	138,546	138,822	133,021	139,127	138,885
Corporate	346	323	904	533	887	736
Total Firm	$1,525,261	$1,470,666	$1,530,880	$1,452,862	$1,507,826	$1,453,147
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
The table below shows the loan and deposit balances, the loans-to-deposits ratios, and deposits as a percentage of total liabilities, as of September 30, 2019 and December 31, 2018.

(in billions except ratios)	September 30, 2019	December 31, 2018
Deposits	$1,525.3	$1,470.7
Deposits as a % of total liabilities	61%	62%
Loans	$945.2	$984.6
Loans-to-deposits ratio	62%	67%
The Firm believes that average deposit balances are generally more representative of deposit trends than period-end deposit balances.
Average deposits increased for the three months ended September 30, 2019.

•	The increase in CIB reflects an increase in operating deposits predominantly in Treasury Services driven by growth in client activity, and an increase in the net issuances of structured notes in Markets. The increase in CCB was driven by growth in new accounts. The increase in AWM was driven by growth in interest-bearing deposits on new client activity. The increase in CB was primarily driven by growth from existing clients.
Average deposits increased for the nine months ended September 30, 2019 in CIB and CCB, partially offset by a decline in CB. Balances in AWM were relatively flat.

•
The increase in CIB reflects an increase in operating deposits predominantly in Treasury Services driven by growth in client activity, and an increase in the net issuances of structured notes in Markets. The increase in CCB was driven by growth in new accounts.

•	The decrease in CB was primarily driven by lower non operating deposits.

•	AWM balances were relatively flat with growth in interest-bearing deposits offset by migration predominantly into the Firm’s investment-related products.
Refer to the discussion of the Firm’s Business Segment Results and the Consolidated Balance Sheets Analysis on pages 21–43 and pages 15-16, respectively, for further information on deposit and liability balance trends.

The following table summarizes short-term and long-term funding, excluding deposits, as of September 30, 2019, and December 31, 2018, and average balances for the three and nine months ended September 30, 2019 and 2018, respectively. Refer to the Consolidated Balance Sheets Analysis on pages 15–17 and Note 10 for additional information.

	September 30, 2019	December 31, 2018	Three months ended September 30,		Nine months ended September 30,
Sources of funds (excluding deposits)			Average		Average
(in millions)			2019	2018	2019	2018
Commercial paper	$19,620	$30,059	$19,607	$28,702	$24,756	$27,289
Other borrowed funds	8,826	8,789	10,537	11,172	10,869	11,716
Total short-term unsecured funding	$28,446	$38,848	$30,144	$39,874	$35,625	$39,005
Securities sold under agreements to repurchase(a)	$235,968	$171,975	$229,581	$174,436	$215,148	$178,929
Securities loaned(a)	9,739	9,481	8,505	9,131	9,117	10,900
Other borrowed funds(b)	20,447	30,428	21,758	21,169	28,343	21,336
Obligations of Firm-administered multi-seller conduits(c)	$10,514	$4,843	$12,167	$3,102	$10,987	$3,070
Total short-term secured funding	$276,668	$216,727	$272,011	$207,838	$263,595	$214,235

Senior notes	$173,550	$162,733	$172,059	$154,820	$167,495	$152,046
Trust preferred securities	—	—	—	517	—	629
Subordinated debt	18,043	16,743	17,797	16,079	17,196	16,106
Structured notes(d)	70,687	53,090	69,144	50,905	62,984	48,874
Total long-term unsecured funding	$262,280	$232,566	$259,000	$222,321	$247,675	$217,655

Credit card securitization(c)	$6,457	$13,404	$7,394	$15,052	$10,802	$16,620
FHLB advances	29,642	44,455	29,646	48,645	35,998	54,378
Other long-term secured funding(e)	4,550	5,010	4,558	5,013	4,708	4,832
Total long-term secured funding	$40,649	$62,869	$41,598	$68,710	$51,508	$75,830

Preferred stock(f)	$28,363	$26,068	$28,241	$26,252	$27,457	$26,130
Common stockholders’ equity(f)	$235,985	$230,447	$235,613	$230,439	$232,917	$228,995

(a)	Primarily consists of short-term securities loaned or sold under agreements to repurchase.

(b)	Includes FHLB advances with original maturities of less than one year of $2.6 billion and $11.4 billion as of September 30, 2019 and December 31, 2018, respectively.

(c)	Included in beneficial interests issued by consolidated variable interest entities on the Firm’s Consolidated balance sheets.

(d)	Includes certain TLAC-eligible long-term unsecured debt issued by the Parent Company.

(e)	Includes long-term structured notes which are secured.

(f)
Refer to Capital Risk Management on pages 45–49, Consolidated statements of changes in stockholders’ equity on page 83 of this Form 10-Q and Note 20 and Note 21 of JPMorgan Chase’s 2018 Form 10-K for additional information on preferred stock and common stockholders’ equity.

Short-term funding
The Firm’s sources of short-term secured funding primarily consist of securities loaned or sold under agreements to repurchase. These instruments are secured predominantly by high-quality securities collateral, including government-issued debt, U.S. GSE and government agency MBS, and constitute a significant portion of the federal funds purchased and securities loaned or sold under repurchase agreements on the Consolidated balance sheets. The increase at September 30, 2019, from December 31, 2018, was driven by CIB and includes the Firm’s participation in the Federal Reserve’s open market operations, as well as higher secured financing of trading assets-debt instruments and client-driven activities.
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
The Firm’s sources of short-term unsecured funding primarily consist of issuance of wholesale commercial paper. The decrease in commercial paper at September 30, 2019, from December 31, 2018, was due to lower net issuance primarily for short-term liquidity management.

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
The significant majority of the Firm’s long-term unsecured funding is issued by the Parent Company to provide maximum flexibility in support of both bank and nonbank subsidiary funding needs. The Parent Company advances substantially all net funding proceeds to its subsidiary, the Intermediate Holding Company (“IHC”). The IHC does not issue debt to external counterparties. The following table summarizes long-term unsecured issuance and maturities or redemptions for the three and nine months ended September 30, 2019 and 2018. Refer to Liquidity Risk Management on pages 95-100 and Note 19 of JPMorgan Chase’s 2018 Form 10-K for additional information on the IHC and long-term debt.

Long-term unsecured funding
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018	2019	2018	2019	2018
(Notional in millions)	Parent Company				Subsidiaries
Issuance
Senior notes issued in the U.S. market	$5,000	$6,000	$13,250	$17,000	$—	$1,250	$1,750	$8,761
Senior notes issued in non-U.S. markets	1,672	—	3,920	1,175	—	—	—	—
Total senior notes	6,672	6,000	17,170	18,175	—	1,250	1,750	8,761
Structured notes(a)	780	387	2,596	2,047	8,511	5,934	23,643	20,159
Total long-term unsecured funding – issuance	$7,452	$6,387	$19,766	$20,222	$8,511	$7,184	$25,393	$28,920

Maturities/redemptions
Senior notes	$2,700	$646	$10,607	$18,633	$2,751	$1,503	$4,567	$4,466
Subordinated debt	37	15	183	15	—	—	—	—
Structured notes	477	582	1,436	2,465	4,540	3,474	12,700	12,104
Total long-term unsecured funding – maturities/redemptions	$3,214	$1,243	$12,226	$21,113	$7,291	$4,977	$17,267	$16,570

(a)	Includes certain TLAC-eligible long-term unsecured debt issued by the Parent Company.

The Firm raises secured long-term funding through securitization of consumer credit card loans and advances from the FHLBs. The following table summarizes the securitization issuance and FHLB advances and their respective maturities or redemptions for the three and nine months ended September 30, 2019 and 2018, respectively.

Long-term secured funding
	Three months ended September 30,				Nine months ended September 30,
	Issuance		Maturities/Redemptions		Issuance		Maturities/Redemptions
(in millions)	2019	2018	2019	2018	2019	2018	2019	2018
Credit card securitization	$—	$—	$2,850	$2,375	$—	$1,396	$6,975	$8,500
FHLB advances	—	—	5	10,704	—	4,000	14,810	23,157
Other long-term secured funding(a)	62	117	180	139	115	312	633	161
Total long-term secured funding	$62	$117	$3,035	$13,218	$115	$5,708	$22,418	$31,818

(a)	Includes long-term structured notes which are secured.
The Firm’s wholesale businesses also securitize loans for client-driven transactions; those client-driven loan securitizations are not considered to be a source of funding for the Firm and are not included in the table above. Refer to Note 14 of JPMorgan Chase’s 2018 Form 10-K for further description of the client-driven loan securitizations.

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

Additionally, the Firm’s funding requirements for VIEs and other third-party commitments may be adversely affected by a decline in credit ratings. Refer to SPEs on page 18, and liquidity risk and credit-related contingent features in Note 4 for additional information on the impact of a credit ratings downgrade on the funding requirements for VIEs, and on derivatives and collateral agreements.

The credit ratings of the Parent Company and the Firm’s principal bank and non-bank subsidiaries as of September 30, 2019, were as follows.

	JPMorgan Chase & Co.			JPMorgan Chase Bank, N.A.(a)			J.P. Morgan Securities LLC J.P. Morgan Securities plc
September 30, 2019	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook
Moody’s Investors Service	A2	P-1	Stable	Aa2	P-1	Stable	Aa3	P-1	Stable
Standard & Poor’s	A-	A-2	Stable	A+	A-1	Stable	A+	A-1	Stable
Fitch Ratings	AA-	F1+	Stable	AA	F1+	Stable	AA	F1+	Stable

(a)
On May 18, 2019, the Firm merged Chase Bank USA, N.A. with and into JPMorgan Chase Bank, N.A., with JPMorgan Chase Bank, N.A. as the surviving bank. The credit rating for JPMorgan Chase Bank, N.A. reflects the credit rating of the merged entity.

Refer to page 100 of JPMorgan Chase’s 2018 Form 10-K for a discussion of the factors that could affect credit ratings of the Parent Company and the Firm’s principal bank and non-bank subsidiaries.

CREDIT AND INVESTMENT RISK MANAGEMENT
Credit and investment risk is the risk associated with the default or change in credit profile of a client, counterparty or customer; or loss of principal or a reduction in expected returns on investments, including consumer credit risk, wholesale credit risk, and investment portfolio risk. Refer to pages 55-68 for a further discussion of Credit Risk.
Refer to page 69 for a further discussion of Investment Portfolio Risk. Refer to Credit and Investment Risk Management on pages 102-123 of JPMorgan Chase’s 2018 Form 10-K for a further discussion of the Firm’s Credit and Investment Risk Management framework and organization, and the identification, monitoring and management.

CREDIT PORTFOLIO
Credit risk is the risk associated with the default or change in credit profile of a client, counterparty or customer.
In the following tables, reported loans include loans retained (i.e., held-for-investment); loans held-for-sale; and certain loans accounted for at fair value. The following tables do not include loans which the Firm accounts for at fair value and classifies as trading assets; refer to Notes 2 and 3 for further information regarding these loans. Refer to Notes 11, 22, and 4 for additional information on the Firm’s loans, lending-related commitments and derivative receivables, including the Firm’s accounting policies.
Refer to Wholesale credit exposure – industry exposures on pages 62–64 for further information regarding the credit risk inherent in the Firm’s cash placed with banks; refer to Note 9 of this Form 10-Q and Note 10 of JPMorgan Chase’s 2018 Form 10-K for information regarding the credit risk inherent in the Firm’s investment securities portfolio; and refer to Note 10 of this Form 10-Q and Note 11 of JPMorgan Chase’s 2018 Form 10-K for information regarding the credit risk inherent in the securities financing portfolio.
Refer to Consumer Credit Portfolio on pages 106–111 of JPMorgan Chase’s 2018 Form 10-K and Note 11 of this Form 10-Q for a further discussion of the consumer credit environment and consumer loans. Refer to Wholesale Credit Portfolio on pages 112–119 of JPMorgan Chase’s 2018 Form 10-K and Note 11 of this Form 10-Q for a further discussion of the wholesale credit environment and wholesale loans.

Total credit portfolio
	Credit exposure		Nonperforming(d)(e)
(in millions)	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018
Loans retained	$928,887	$969,415	$4,687	$4,611
Loans held-for-sale	10,571	11,988	88	—
Loans at fair value	5,760	3,151	176	220
Total loans–reported	945,218	984,554	4,951	4,831
Derivative receivables	55,577	54,213	26	60
Receivables from customers and other(a)	32,236	30,217	—	—
Total credit-related assets	1,033,031	1,068,984	4,977	4,891
Assets acquired in loan satisfactions
Real estate owned	NA	NA	340	269
Other	NA	NA	26	30
Total assets acquired in loan satisfactions	NA	NA	366	299
Lending-related commitments	1,095,090	1,039,258	446	469
Total credit portfolio	$2,128,121	$2,108,242	$5,789	$5,659
Credit derivatives used in credit portfolio management activities(b)	$(15,031)	$(12,682)	$—	$—
Liquid securities and other cash collateral held against derivatives(c)	(15,482)	(15,322)	NA	NA

(in millions, except ratios)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net charge-offs	$1,371	$1,033	$4,135	$3,620
Average retained loans
Loans	932,493	942,583	944,666	931,766
Loans – reported, excluding residential real estate PCI loans	910,753	916,205	921,978	903,377
Net charge-off rates
Loans	0.58%	0.43%	0.59%	0.52%
Loans – excluding PCI	0.60	0.45	0.60	0.54

(a)	Receivables from customers and other primarily represents prime brokerage-related held-for-investment customer receivables.

(b)
Represents the net notional amount of protection purchased and sold through credit derivatives used to manage both performing and nonperforming wholesale credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. Refer to Credit derivatives on page 66 and Note 4 for additional information.

(c)	Includes collateral related to derivative instruments where an appropriate legal opinion has not been either sought or obtained.

(d)	Excludes PCI loans. The Firm is recognizing interest income on each pool of PCI loans as each of the pools is performing.

(e)
At September 30, 2019, and December 31, 2018, nonperforming assets excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $1.6 billion and $2.6 billion, respectively, and real estate owned (“REO”) insured by U.S. government agencies of $50 million and $75 million, respectively. These amounts have been excluded based upon the government guarantee. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”).

CONSUMER CREDIT PORTFOLIO
The Firm’s retained consumer portfolio consists primarily of residential real estate loans, credit card loans, auto loans, and business banking loans, as well as associated lending-related commitments. The Firm’s focus is on serving primarily the prime segment of the consumer credit market. Refer to Note 11 of this Form 10-Q and Consumer Credit Portfolio on pages 106–111 and Note 12 of JPMorgan Chase’s 2018 Form 10-K for further information on consumer loans. Refer to Note 22 of this Form 10-Q and Note 27 of JPMorgan Chase’s 2018 Form 10-K for further information on lending-related commitments.
The following table presents consumer credit-related information with respect to the credit portfolio held by CCB, scored prime mortgage and scored home equity loans held by AWM, and prime mortgage loans held by Corporate. Refer to Note 12 of JPMorgan Chase’s 2018 Form 10-K for further information about the Firm’s nonaccrual and charge-off accounting policies.

Consumer credit portfolio
					Three months ended September 30,				Nine months ended September 30,
(in millions, except ratios)	Credit exposure		Nonaccrual loans(f)(g)		Net charge-offs/(recoveries)(h)		Net charge-off/(recovery) rate(h)(i)		Net charge-offs/(recoveries)(h)		Net charge-off/(recovery) rate(h)(i)
	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018	2019	2018	2019	2018	2019	2018	2019	2018
Consumer, excluding credit card
Loans, excluding PCI loans and loans held-for-sale
Residential mortgage	$197,456	$231,078	$1,629	$1,765	$(15)	$(105)	(0.03)%	(0.18)%	$(31)	$(256)	(0.02)%	(0.15)%
Home equity	24,954	28,340	1,208	1,323	(25)	(12)	(0.39)	(0.16)	(40)	(2)	(0.20)	(0.01)
Auto(a)(b)	61,410	63,573	112	128	49	56	0.32	0.35	149	182	0.32	0.37
Consumer & Business Banking(b)(c)	26,699	26,612	268	245	79	68	1.18	1.02	204	171	1.03	0.88
Total loans, excluding PCI loans and loans held-for-sale	310,519	349,603	3,217	3,461	88	7	0.11	0.01	282	95	0.11	0.04
Loans – PCI
Home equity	7,753	8,963	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
Prime mortgage	4,164	4,690	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
Subprime mortgage	1,797	1,945	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
Option ARMs	7,576	8,436	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
Total loans – PCI	21,290	24,034	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
Total loans – retained	331,809	373,637	3,217	3,461	88	7	0.10	0.01	282	95	0.11	0.03
Loans held-for-sale	4,821	95	2	—	NA	NA	NA	NA	NA	NA	NA	NA
Total consumer, excluding credit card loans	336,630	373,732	3,219	3,461	88	7	0.10	0.01	282	95	0.11	0.03
Lending-related commitments(d)	53,591	46,066
Receivables from customers	18	154
Total consumer exposure, excluding credit card	390,239	419,952
Credit card
Loans retained(e)	159,571	156,616	—	—	1,175	1,073	2.95	2.91	3,617	3,407	3.13	3.16
Loans held-for-sale	—	16	—	—	NA	NA	NA	NA	NA	NA	NA	NA
Total credit card loans	159,571	156,632	—	—	1,175	1,073	2.95	2.91	3,617	3,407	3.13	3.16
Lending-related commitments(d)	645,880	605,379
Total credit card exposure	805,451	762,011
Total consumer credit portfolio	$1,195,690	$1,181,963	$3,219	$3,461	$1,263	$1,080	1.00%	0.82%	$3,899	$3,502	1.02%	0.90%
Memo: Total consumer credit portfolio, excluding PCI	$1,174,400	$1,157,929	$3,219	$3,461	$1,263	$1,080	1.05%	0.86%	$3,899	$3,502	1.07%	0.96%

(a)
At September 30, 2019, and December 31, 2018, excluded operating lease assets of $22.1 billion and $20.5 billion, respectively. These operating lease assets are included in other assets on the Firm’s Consolidated balance sheets. Refer to Note 16 for further information.

(b)
Includes certain business banking and auto dealer risk-rated loans that apply the wholesale methodology for determining the allowance for loan losses; these loans are managed by CCB, and therefore, for consistency in presentation, are included within the consumer portfolio.

(c)	Predominantly includes Business Banking loans.

(d)
Credit card and home equity lending-related commitments represent the total available lines of credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit would be used at the same time. For credit card commitments, and if certain conditions are met, home equity commitments, the Firm can reduce or cancel these lines of credit by providing the borrower notice or, in some cases as permitted by law, without notice. Refer to Note 22 for further information.

(e)	Includes billed interest and fees net of an allowance for uncollectible interest and fees.

(f)
At September 30, 2019 and December 31, 2018, nonaccrual loans excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $1.6 billion and $2.6 billion, respectively. These amounts have been excluded from nonaccrual loans based upon the government guarantee. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status, as permitted by regulatory guidance issued by the FFIEC.

(g)	Excludes PCI loans. The Firm is recognizing interest income on each pool of PCI loans as each of the pools is performing.

(h)
Net charge-offs/(recoveries) and the net charge-off/(recovery) rates excluded write-offs in the PCI portfolio of $43 million and $58 million for the three months ended September 30, 2019 and 2018, respectively, and $132 million and $151 million for the nine months ended September 30, 2019 and 2018, respectively. These write-offs decreased the allowance for loan losses for PCI loans. Refer to Allowance for Credit Losses on pages 67–68 for further information.

(i)
Average consumer loans held-for-sale were $5.5 billion and $196 million for the three months ended September 30, 2019 and 2018, respectively, and $2.6 billion and $240 million for the nine months ended September 30, 2019 and 2018, respectively. These amounts were excluded when calculating net charge-off/(recovery) rates.

Consumer, excluding credit card
Portfolio analysis
Loan balances decreased from December 31, 2018 due to lower residential real estate loans, predominantly driven by loan sales. The credit performance of the portfolio continues to benefit from a strong labor market and improvement in home prices.
The following discussions provide information concerning individual loan products, excluding PCI loans which are addressed separately. Refer to Note 11 of this Form 10-Q for further information about this portfolio, including information about delinquencies, loan modifications and other credit quality indicators.
Residential mortgage: The residential mortgage portfolio, including loans held-for-sale, predominantly consists of prime mortgage loans. The portfolio decreased from December 31, 2018 driven by loan sales in Home Lending as well as paydowns, largely offset by originations of prime mortgage loans that have been retained on the balance sheet. Net recoveries for the three and nine months ended September 30, 2019 were lower when compared with the same periods in the prior year as the prior year benefited from larger recoveries on loan sales.
At September 30, 2019, and December 31, 2018, the Firm’s residential mortgage portfolio included $21.8 billion and $21.6 billion, respectively, of interest-only loans. These loans have an interest-only payment period generally followed by an adjustable-rate or fixed-rate fully amortizing payment period to maturity and are typically originated as higher-balance loans to higher-income borrowers, predominantly in AWM. Performance of this portfolio for the three and nine months ended September 30, 2019 was in line with the performance of the broader residential mortgage portfolio for the same period.
The following table provides a summary of the Firm’s residential mortgage portfolio insured and/or guaranteed by U.S. government agencies, including loans held-for-sale. The Firm monitors its exposure to certain potential unrecoverable claim payments related to government-insured loans and considers this exposure in estimating the allowance for loan losses.

(in millions)	September 30, 2019	December 31, 2018
Current	$2,100	$2,884
30-89 days past due	1,054	1,528
90 or more days past due	1,602	2,600
Total government guaranteed loans	$4,756	$7,012

Home equity: The home equity portfolio declined from December 31, 2018 primarily reflecting loan paydowns.
At September 30, 2019, approximately 90% of the Firm’s home equity portfolio consisted of home equity lines of credit (“HELOCs”) and the remainder consisted of home equity loans (“HELOANs”). The carrying value of HELOCs outstanding was $23 billion at September 30, 2019. This amount included $10 billion of HELOCs that have recast from interest-only to fully amortizing payments or have been modified and $4 billion of interest-only balloon HELOCs, which primarily mature after 2030. The Firm manages the risk of HELOCs during their revolving period by closing or reducing the undrawn line to the extent permitted by law when borrowers are exhibiting a material deterioration in their credit risk profile.
Refer to Note 11 of this Form 10-Q and Consumer Credit Portfolio on pages 106–111 of JPMorgan Chase’s 2018 Form 10-K for further information on the Firm’s home equity portfolio.
Auto: The auto loan portfolio predominantly consists of prime-quality loans. The portfolio declined when compared with December 31, 2018, as paydowns and charge-offs or liquidation of delinquent loans were predominantly offset by new originations.
Consumer & Business Banking: Consumer & Business Banking loans were flat when compared with December 31, 2018 as loan originations were offset by paydowns and charge-offs of delinquent loans. Net charge-offs for the three and nine months ended September 30, 2019 increased when compared with the same period in the prior year due primarily to higher deposit overdraft losses.
Purchased credit-impaired loans: PCI loans represent certain loans that were acquired and deemed to be credit-impaired on the acquisition date. PCI loans decreased from December 31, 2018 due to portfolio run off. As of September 30, 2019, approximately 9% of the option ARM PCI loans were delinquent and approximately 71% of the portfolio had been modified into fixed-rate, fully amortizing loans. The borrowers for substantially all of the remaining option ARM loans are making amortizing payments, although such payments are not necessarily fully amortizing. This latter group of loans is subject to the risk of payment shock due to future payment recast. Default rates generally increase on option ARM loans when payment recast results in a payment increase. The expected increase in default rates is considered in the Firm’s quarterly impairment assessment.

The following table provides a summary of lifetime principal loss estimates included in either the nonaccretable difference or the allowance for loan losses.

Summary of PCI loans lifetime principal loss estimates
	Lifetime loss estimates(a)		Life-to-date liquidation losses(b)
(in billions)	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018
Home equity	$13.9	$14.1	$13.0	$13.0
Prime mortgage	4.1	4.1	3.9	3.9
Subprime mortgage	3.3	3.3	3.2	3.2
Option ARMs	10.3	10.3	10.0	9.9
Total	$31.6	$31.8	$30.1	$30.0

(a)
Includes the original nonaccretable difference established in purchase accounting of $30.5 billion for principal losses plus additional principal losses recognized subsequent to acquisition through the provision and allowance for loan losses. The remaining nonaccretable difference for principal losses was $476 million and $512 million at September 30, 2019, and December 31, 2018, respectively.

(b)	Represents both realization of loss upon loan resolution and any principal forgiven upon modification.
Geographic composition of residential real estate loans
Refer to Note 11 for information on the geographic composition of the Firm’s residential real estate loans.
Current estimated loan-to-value ratio of residential real estate loans
Average current estimated loan-to-value (“LTV”) ratios have declined consistent with recent improvements in home prices, customer paydowns, and charge-offs or liquidations of higher LTV loans. Refer to Note 11 for information on current estimated LTVs of the Firm’s residential real estate loans.
Loan modification activities for residential real estate loans
The performance of modified loans generally differs by product type due to differences in both the credit quality and the types of modifications provided. Performance metrics for modifications to the residential real estate portfolios as measured through redefault rates, were not materially different from December 31, 2018. Refer to Consumer Credit Portfolio on pages 106–111 of JPMorgan Chase’s 2018 Form 10-K for further information on the Firm’s redefault rates.
Certain modified loans have interest rate reset provisions (“step-rate modifications”) where the interest rates on these loans generally began to increase commencing in 2014 by 1% per year, and will continue to do so, until the rate reaches a specified cap. The cap on these loans is typically at a prevailing market interest rate for a fixed-rate mortgage loan as of the modification date. At September 30, 2019, the carrying value of non-PCI loans and the unpaid principal balance of PCI loans modified in step-rate modifications, which have not yet met their specified caps, were $1.3 billion and $2.4 billion, respectively. The Firm continues to monitor this risk exposure and the impact of these potential interest rate increases is considered in the Firm’s allowance for loan losses.

The following table presents information as of September 30, 2019, and December 31, 2018, relating to modified retained residential real estate loans for which concessions have been granted to borrowers experiencing financial difficulty. Refer to Note 11 for further information on modifications for the three and nine months ended September 30, 2019 and 2018.

Modified residential real estate loans
	September 30, 2019		December 31, 2018
(in millions)	Retained loans	Non-accrual retained loans(d)	Retained loans	Non-accrual retained loans(d)
Modified residential real estate loans, excluding PCI loans(a)(b)
Residential mortgage	$4,118	$1,376	$4,565	$1,459
Home equity	1,961	981	2,012	955
Total modified residential real estate loans, excluding PCI loans	$6,079	$2,357	$6,577	$2,414
Modified PCI loans(c)
Home equity	$2,003	NA	$2,086	NA
Prime mortgage	2,929	NA	3,179	NA
Subprime mortgage	1,919	NA	2,041	NA
Option ARMs	5,879	NA	6,410	NA
Total modified PCI loans	$12,730	NA	$13,716	NA

(a)	Amounts represent the carrying value of modified residential real estate loans.

(b)
At September 30, 2019, and December 31, 2018, $16 million and $4.1 billion, respectively, of loans modified subsequent to repurchase from Ginnie Mae in accordance with the standards of the appropriate government agency (i.e., Federal Housing Administration (“FHA”), U.S. Department of Veterans Affairs (“VA”), Rural Housing Service of the U.S. Department of Agriculture (“RHS”)) are not included in the table above. When such loans perform subsequent to modification in accordance with Ginnie Mae guidelines, they are generally sold back into Ginnie Mae loan pools. Modified loans that do not re-perform become subject to foreclosure. Refer to Note 13 for additional information about sales of loans in securitization transactions with Ginnie Mae.

(c)	Amounts represent the unpaid principal balance of modified PCI loans.

(d)
At September 30, 2019, and December 31, 2018, nonaccrual loans included $1.9 billion and $2.0 billion, respectively, of troubled debt restructurings (“TDRs”) for which the borrowers were less than 90 days past due. Refer to Note 11 for additional information about loans modified in a TDR that are on nonaccrual status.

Nonperforming assets
The following table presents information as of September 30, 2019, and December 31, 2018, about consumer, excluding credit card, nonperforming assets.

Nonperforming assets(a)
(in millions)	September 30, 2019	December 31, 2018
Nonaccrual loans(b)
Residential real estate	$2,839	$3,088
Other consumer	380	373
Total nonaccrual loans	3,219	3,461
Assets acquired in loan satisfactions
Real estate owned(c)	209	196
Other	26	30
Total assets acquired in loan satisfactions	235	226
Total nonperforming assets	$3,454	$3,687

(a)
At September 30, 2019, and December 31, 2018, nonperforming assets excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $1.6 billion and $2.6 billion, respectively, and REO insured by U.S. government agencies of $50 million and $75 million, respectively. These amounts have been excluded based upon the government guarantee.

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
Nonaccrual loans in the residential real estate portfolio at September 30, 2019 decreased to $2.8 billion from $3.1 billion at December 31, 2018, of which 20% and 24% were greater than 150 days past due, respectively. In the aggregate, the unpaid principal balance of residential real estate loans greater than 150 days past due was charged down by approximately 31% and 32% to the estimated net realizable value of the collateral at September 30, 2019, and December 31, 2018, respectively.
Nonaccrual loans: The following table presents changes in consumer, excluding credit card, nonaccrual loans for the nine months ended September 30, 2019 and 2018.

Nonaccrual loan activity
Nine months ended September 30, (in millions)	2019	2018
Beginning balance	$3,461	$4,209
Additions	1,674	2,174
Reductions:
Principal payments and other(a)	766	1,119
Charge-offs	301	354
Returned to performing status	657	1,057
Foreclosures and other liquidations	192	217
Total reductions	1,916	2,747
Net changes	(242)	(573)
Ending balance	$3,219	$3,636

(a)	Other reductions includes loan sales.

Active and suspended foreclosure: Refer to Note 11 for information on loans that were in the process of active or suspended foreclosure.
Credit card
Total credit card loans increased from December 31, 2018 reflecting increased sales volumes from existing customers and new account growth, partially offset by the impact of seasonality. The September 30, 2019 30+ and 90+ day delinquency rates of 1.84% and 0.90%, respectively, were relatively flat compared to the December 31, 2018 30+ and 90+ day delinquency rates of 1.83% and 0.92%, respectively. Net charge-offs increased for the three and nine months ended September 30, 2019 when compared with the same period in the prior year due to loan growth, in line with expectations.
Consistent with the Firm’s policy, all credit card loans typically remain on accrual status until charged off. However, the Firm establishes an allowance, which is offset against loans and reduces interest income, for the estimated uncollectible portion of accrued and billed interest and fee income.
Geographic and FICO composition of credit card loans
Refer to Note 11 for information on the geographic and FICO composition of the Firm’s credit card loans.
Modifications of credit card loans
At September 30, 2019 and December 31, 2018, the Firm had $1.4 billion and $1.3 billion, respectively, of credit card loans outstanding that have been modified in TDRs. Refer to Note 11 for additional information about loan modification programs to borrowers.

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
The credit performance of the wholesale portfolio remained favorable for the nine months ended September 30, 2019, characterized by continued low levels of criticized exposure, nonaccrual loans and charge-offs. Refer to the industry discussion on pages 62–64 for further information. Loans held-for-sale decreased, driven by a loan syndication in CIB. The wholesale portfolio is actively managed, in part by conducting ongoing, in-depth reviews of client credit quality and transaction structure inclusive of collateral where applicable, and of industry, product and client concentrations.

In the following tables, the Firm’s wholesale credit portfolio includes exposure held in CIB, CB, AWM and Corporate. It excludes all exposure managed by CCB, scored prime mortgage and scored home equity loans held in AWM and prime mortgage loans held in Corporate.

Wholesale credit portfolio
	Credit exposure		Nonperforming(c)
(in millions)	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018
Loans retained	$437,507	$439,162	$1,470	$1,150
Loans held-for-sale	5,750	11,877	86	—
Loans at fair value	5,760	3,151	176	220
Loans – reported	449,017	454,190	1,732	1,370
Derivative receivables	55,577	54,213	26	60
Receivables from customers and other(a)	32,218	30,063	—	—
Total wholesale credit-related assets	536,812	538,466	1,758	1,430
Lending-related commitments	395,619	387,813	446	469
Total wholesale credit exposure	$932,431	$926,279	$2,204	$1,899
Credit derivatives used in credit portfolio management activities(b)	$(15,031)	$(12,682)	$—	$—
Liquid securities and other cash collateral held against derivatives	(15,482)	(15,322)	NA	NA

(a)
Receivables from customers and other include $32.2 billion and $30.1 billion of prime brokerage-related held-for-investment customer receivables at September 30, 2019, and December 31, 2018, respectively, to customers in CIB and AWM; these are classified in accrued interest and accounts receivable on the Consolidated balance sheets.

(b)
Represents the net notional amount of protection purchased and sold through credit derivatives used to manage both performing and nonperforming wholesale credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. Refer to Credit derivatives on page 66 and Note 4 for additional information.

(c)	Excludes assets acquired in loan satisfactions.

The following tables present the maturity and ratings profiles of the wholesale credit portfolio as of September 30, 2019, and December 31, 2018. The ratings scale is based on the Firm’s internal risk ratings, which generally correspond to the ratings assigned by S&P and Moody’s. Refer to Note 12 of JPMorgan Chase’s 2018 Form 10-K for additional information on wholesale loan portfolio risk ratings.

Wholesale credit exposure – maturity and ratings profile
	Maturity profile(d)				Ratings profile
	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
September 30, 2019 (in millions, except ratios)					AAA/Aaa to BBB-/Baa3	BB+/Ba1 & below
Loans retained	$132,888	$199,877	$104,742	$437,507	$337,298	$100,209	$437,507	77%
Derivative receivables				55,577			55,577
Less: Liquid securities and other cash collateral held against derivatives				(15,482)			(15,482)
Total derivative receivables, net of all collateral	8,332	8,263	23,500	40,095	32,535	7,560	40,095	81
Lending-related commitments	75,484	307,093	13,042	395,619	291,144	104,475	395,619	74
Subtotal	216,704	515,233	141,284	873,221	660,977	212,244	873,221	76
Loans held-for-sale and loans at fair value(a)				11,510			11,510
Receivables from customers and other				32,218			32,218
Total exposure – net of liquid securities and other cash collateral held against derivatives				$916,949			$916,949
Credit derivatives used in credit portfolio management activities(b)(c)	$(864)	$(8,013)	$(6,154)	$(15,031)	$(13,606)	$(1,425)	$(15,031)	91%

	Maturity profile(d)				Ratings profile
	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
December 31, 2018 (in millions, except ratios)					AAA/Aaa to BBB-/Baa3	BB+/Ba1 & below
Loans retained	$138,458	$196,974	$103,730	$439,162	$339,729	$99,433	$439,162	77%
Derivative receivables				54,213			54,213
Less: Liquid securities and other cash collateral held against derivatives				(15,322)			(15,322)
Total derivative receivables, net of all collateral	11,038	9,169	18,684	38,891	31,794	7,097	38,891	82
Lending-related commitments	79,400	294,855	13,558	387,813	288,724	99,089	387,813	74
Subtotal	228,896	500,998	135,972	865,866	660,247	205,619	865,866	76
Loans held-for-sale and loans at fair value(a)				15,028			15,028
Receivables from customers and other				30,063			30,063
Total exposure – net of liquid securities and other cash collateral held against derivatives				$910,957			$910,957
Credit derivatives used in credit portfolio management activities(b)(c)	$(447)	$(9,318)	$(2,917)	$(12,682)	$(11,213)	$(1,469)	$(12,682)	88%

(a)	Represents loans held-for-sale, primarily related to syndicated loans and loans transferred from the retained portfolio, and loans at fair value.

(b)	These derivatives do not qualify for hedge accounting under U.S. GAAP.

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

(d)
The maturity profile of retained loans, lending-related commitments and derivative receivables is based on the remaining contractual maturity. Derivative contracts that are in a receivable position at September 30, 2019, may become payable prior to maturity based on their cash flow profile or changes in market conditions.

Wholesale credit exposure – industry exposures
The Firm focuses on the management and diversification of its industry exposures, and pays particular attention to industries with actual or potential credit concerns. Exposures deemed criticized align with the U.S. banking regulators’ definition of criticized exposures, which consist of the special mention, substandard and doubtful categories. The total criticized component of the portfolio, excluding loans held-for-sale and loans at fair value, was $12.8 billion at September 30, 2019, compared with $12.1 billion at December 31, 2018. The increase was driven by select client downgrades across a number of sectors.
Below are summaries of the Firm’s exposures as of September 30, 2019, and December 31, 2018. The industry of risk category is generally based on the client or counterparty’s primary business activity. Refer to Note 4 of JPMorgan Chase’s 2018 Form 10-K for additional information on industry concentrations.

Wholesale credit exposure – industries(a)
						Selected metrics
						30 days or more past due and accruing loans	Net charge-offs/ (recoveries)	Credit derivative hedges(g)	Liquid securities and other cash collateral held against derivative receivables
			Noninvestment-grade
As of or for the nine months ended	Credit exposure(f)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
September 30, 2019
(in millions)
Real Estate	$147,455	$121,699	$24,479	$1,210	$67	$28	$12	$(79)	$(2)
Individuals and Individual Entities(b)	99,653	88,477	10,815	269	92	548	27	—	(817)
Consumer & Retail	98,445	56,815	39,387	2,086	157	45	48	(227)	(5)
Technology, Media & Telecommunications	57,127	33,754	20,723	2,509	141	9	23	(612)	(17)
Industrials	57,085	38,511	17,203	1,222	149	158	30	(551)	(17)
Banks & Finance Cos	53,185	36,764	15,979	378	64	27	—	(832)	(2,683)
Asset Managers	50,119	44,006	6,096	4	13	26	—	—	(5,201)
Healthcare	48,041	36,641	10,422	891	87	40	6	(230)	(177)
Oil & Gas	44,007	23,882	18,615	635	875	9	43	(445)	(12)
Utilities	29,709	23,543	5,806	184	176	10	37	(387)	(75)
State & Municipal Govt(c)	26,806	26,287	519	—	—	13	—	—	(51)
Chemicals & Plastics	16,870	11,311	5,490	69	—	1	—	(10)	—
Central Govt	16,685	16,264	421	—	—	1	—	(8,527)	(2,836)
Automotive	16,430	10,053	5,978	399	—	6	—	(172)	—
Metals & Mining	15,049	8,396	6,280	359	14	—	(1)	(204)	(8)
Transportation	14,969	9,196	5,356	317	100	37	4	(36)	(38)
Insurance	13,365	10,517	2,824	19	5	—	—	(36)	(2,062)
Financial Markets Infrastructure	5,775	5,640	135	—	—	—	—	—	(7)
Securities Firms	4,418	2,789	1,605	24	—	—	—	(49)	(387)
All other(d)	73,510	70,286	2,892	330	2	20	7	(2,634)	(1,087)
Subtotal	$888,703	$674,831	$201,025	$10,905	$1,942	$978	$236	$(15,031)	$(15,482)
Loans held-for-sale and loans at fair value	11,510
Receivables from customers and other	32,218
Total(e)	$932,431

(continued from previous page)
						Selected metrics
						30 days or more past due and accruing loans	Net charge-offs/ (recoveries)	Credit derivative hedges(g)	Liquid securities and other cash collateral held against derivative receivables
			Noninvestment-grade
As of or for the year ended	Credit exposure(f)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
December 31, 2018
(in millions)
Real Estate	$143,316	$117,988	$24,174	$1,019	$135	$70	$(20)	$(2)	$(1)
Individuals and Individual Entities(b)	97,077	86,581	10,164	174	158	703	12	—	(915)
Consumer & Retail	94,815	60,678	31,901	2,033	203	43	55	(248)	(14)
Technology, Media & Telecommunications	72,646	46,334	24,081	2,170	61	8	12	(1,011)	(12)
Industrials	58,528	38,487	18,594	1,311	136	171	20	(207)	(29)
Banks & Finance Cos	49,920	34,120	15,496	299	5	11	—	(575)	(2,290)
Asset Managers	42,807	36,722	6,067	4	14	10	—	—	(5,829)
Healthcare	48,142	36,687	10,625	761	69	23	(5)	(150)	(133)
Oil & Gas	42,600	23,356	17,451	1,158	635	6	36	(248)	—
Utilities	28,172	23,558	4,326	138	150	—	38	(142)	(60)
State & Municipal Govt(c)	27,351	26,746	603	2	—	18	(1)	—	(42)
Chemicals & Plastics	16,035	11,490	4,427	118	—	4	—	—	—
Central Govt	18,456	18,251	124	81	—	4	—	(7,994)	(2,130)
Automotive	17,339	9,637	7,310	392	—	1	—	(125)	—
Metals & Mining	15,359	8,188	6,767	385	19	1	—	(174)	(22)
Transportation	15,660	10,508	4,699	393	60	21	6	(31)	(112)
Insurance	12,639	9,777	2,830	—	32	—	—	(36)	(2,080)
Financial Markets Infrastructure	7,484	6,746	738	—	—	—	—	—	(26)
Securities Firms	4,558	3,099	1,459	—	—	—	—	(158)	(823)
All other(d)	68,284	64,664	3,606	12	2	2	2	(1,581)	(804)
Subtotal	$881,188	$673,617	$195,442	$10,450	$1,679	$1,096	$155	$(12,682)	$(15,322)
Loans held-for-sale and loans at fair value	15,028
Receivables from customers and other	30,063
Total(e)	$926,279

(a)
The industry rankings presented in the table as of December 31, 2018, are based on the industry rankings of the corresponding exposures at September 30, 2019, not actual rankings of such exposures at December 31, 2018.

(b)	Individuals and Individual Entities predominantly consists of Wealth Management clients within AWM and includes exposure to personal investment companies and personal and testamentary trusts.

(c)
In addition to the credit risk exposure to states and municipal governments (both U.S. and non-U.S.) at September 30, 2019, and December 31, 2018, noted above, the Firm held: $6.9 billion and $7.8 billion, respectively, of trading securities; $31.1 billion and $37.7 billion, respectively, of AFS securities; and $4.8 billion at both periods of held-to-maturity (“HTM”) securities, issued by U.S. state and municipal governments. Refer to Note 2 and Note 9 for further information.

(d)	All other includes: SPEs and Private education and civic organizations, representing approximately 91% and 9%, respectively, at September 30, 2019, and 92% and 8%, respectively, at December 31, 2018.

(e)
Excludes cash placed with banks of $248.8 billion and $268.1 billion, at September 30, 2019, and December 31, 2018, respectively, which is predominantly placed with various central banks, primarily Federal Reserve Banks.

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
Real Estate exposure increased $4.1 billion to $147.5 billion for the nine months ended September 30, 2019, and the investment grade percentage of the portfolio remained relatively flat at 83%. Refer to Note 11 for further information on Real Estate loans.

	September 30, 2019
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment-grade	% Drawn(c)
Multifamily(a)	$85,666	$86	$85,752	91%	92%
Other	60,968	735	61,703	71	59
Total Real Estate Exposure(b)	146,634	821	147,455	83	79

	December 31, 2018
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment- grade	% Drawn(c)
Multifamily(a)	$85,683	$33	$85,716	89%	92%
Other	57,469	131	57,600	72	63
Total Real Estate Exposure(b)	143,152	164	143,316	82	81

(a)	Multifamily exposure is largely in California.

(b)	Real Estate exposure is predominantly secured; unsecured exposure is predominantly investment-grade.

(c)	Represents drawn exposure as a percentage of credit exposure.
Loans
In the normal course of its wholesale business, the Firm provides loans to a variety of clients, ranging from large corporate and institutional clients to high-net-worth individuals. Refer to Note 11 for a further discussion on loans, including information on credit quality indicators and sales of loans.
The following table presents the change in the nonaccrual loan portfolio for the nine months ended September 30, 2019 and 2018.

Wholesale nonaccrual loan activity
Nine months ended September 30, (in millions)	2019	2018
Beginning balance	$1,370	$1,734
Additions	1,907	570
Reductions:
Paydowns and other	1,097	541
Gross charge-offs	235	251
Returned to performing status	25	217
Sales	188	287
Total reductions	1,545	1,296
Net changes	362	(726)
Ending balance	$1,732	$1,008

The following table presents net charge-offs/recoveries, which are defined as gross charge-offs less recoveries, for the three and nine months ended September 30, 2019 and 2018. The amounts in the table below do not include gains or losses from sales of nonaccrual loans.

Wholesale net charge-offs/(recoveries)
(in millions, except ratios)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Loans – reported
Average loans retained	$433,744	$420,597	$434,434	$413,537
Gross charge-offs	120	23	270	264
Gross recoveries	(12)	(70)	(34)	(146)
Net charge-offs/(recoveries)	108	(47)	236	118
Net charge-off/(recovery) rate	0.10%	(0.04)%	0.07%	0.04%

Lending-related commitments
The Firm uses lending-related financial instruments, such as commitments (including revolving credit facilities) and guarantees, to address the financing needs of its clients. The contractual amounts of these financial instruments represent the maximum possible credit risk should the clients draw down on these commitments or the Firm fulfill its obligations under these guarantees, and the clients subsequently fail to perform according to the terms of these contracts. Most of these commitments and guarantees are refinanced, extended, cancelled, or expire without being drawn upon or a default occurring. In the Firm’s view, the total contractual amount of these wholesale lending-related commitments is not representative of the Firm’s expected future credit exposure or funding requirements. Refer to Note 22 for further information on wholesale lending-related commitments.
Derivative contracts
Derivatives enable clients and counterparties to manage risks including credit risk and risks arising from fluctuations in interest rates, foreign exchange, equities, and commodities. The Firm makes markets in derivatives in order to meet these needs and uses derivatives to manage certain risks associated with net open risk positions from its market-making activities, including the counterparty credit risk arising from derivative receivables. The Firm also uses derivative instruments to manage its own credit and other market risk exposure. Refer to Note 4 for a further discussion of derivative contracts.
The following table summarizes the net derivative receivables for the periods presented.

Derivative receivables
(in millions)	September 30, 2019	December 31, 2018
Total, net of cash collateral	55,577	54,213
Liquid securities and other cash collateral held against derivative receivables(a)	(15,482)	(15,322)
Total, net of collateral	$40,095	$38,891

(a)	Includes collateral related to derivative instruments where appropriate legal opinions have not been either sought or obtained with respect to master netting agreements.

The fair value of derivative receivables reported on the Consolidated balance sheets were $55.6 billion and $54.2 billion at September 30, 2019, and December 31, 2018, respectively. Derivative receivables represent the fair value of the derivative contracts after giving effect to legally enforceable master netting agreements and cash collateral held by the Firm. However, in management’s view, the appropriate measure of current credit risk should also take into consideration additional liquid securities (primarily U.S. government and agency securities and other group of seven nations (“G7”) government securities) and other cash collateral held by the Firm aggregating $15.5 billion and $15.3 billion at September 30, 2019, and December 31, 2018, respectively, that may be used as security when the fair value of the client’s exposure is in the Firm’s favor.
In addition to the collateral described in the preceding paragraph, the Firm also holds additional collateral (primarily cash, G7 government securities, other liquid government agency and guaranteed securities, and corporate debt and equity securities) delivered by clients at the initiation of transactions, as well as collateral related to contracts that have a non-daily call frequency and collateral that the Firm has agreed to return but has not yet settled as of the reporting date. Although this collateral does not reduce the balances and is not included in the table above, it is available as security against potential exposure that could arise should the fair value of the client’s derivative contracts move in the Firm’s favor. The derivative receivables fair value, net of all collateral, also does not include other credit enhancements, such as letters of credit. Refer to Note 4 for additional information on the Firm’s use of collateral agreements.

The following table summarizes the ratings profile of the Firm’s derivative receivables, including credit derivatives, net of all collateral, at the dates indicated. The ratings scale is based on the Firm’s internal ratings, which generally correspond to the ratings as assigned by S&P and Moody’s.

Ratings profile of derivative receivables
Rating equivalent	September 30, 2019		December 31, 2018
(in millions, except ratios)	Exposure net of all collateral	% of exposure net of all collateral	Exposure net of all collateral	% of exposure net of all collateral
AAA/Aaa to AA-/Aa3	$10,663	27%	$11,831	31%
A+/A1 to A-/A3	6,106	15	7,428	19
BBB+/Baa1 to BBB-/Baa3	15,766	39	12,536	32
BB+/Ba1 to B-/B3	7,116	18	6,373	16
CCC+/Caa1 and below	444	1	723	2
Total	$40,095	100%	$38,891	100%

As previously noted, the Firm uses collateral agreements to mitigate counterparty credit risk. The percentage of the Firm’s over-the-counter derivative contracts subject to collateral agreements — excluding foreign exchange spot trades, which are not typically covered by collateral agreements due to their short maturity and centrally cleared trades that are settled daily — was approximately 90% at both September 30, 2019, and December 31, 2018.
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
(in millions)	September 30, 2019	December 31, 2018
Credit derivatives used to manage:
Loans and lending-related commitments	$1,726	$1,272
Derivative receivables	13,305	11,410
Credit derivatives used in credit portfolio management activities	$15,031	$12,682

(a)	Amounts are presented net, considering the Firm’s net protection purchased or sold with respect to each underlying reference entity or index.
Refer to Credit derivatives in Note 4 of this Form 10-Q and Note 5 of JPMorgan Chase’s 2018 Form 10-K for further information on credit derivatives and derivatives used in credit portfolio management activities.

ALLOWANCE FOR CREDIT LOSSES
The Firm’s allowance for credit losses covers the retained consumer and wholesale loan portfolios, as well as the Firm’s wholesale and certain consumer lending-related commitments.
Refer to Critical Accounting Estimates Used by the Firm on pages 76–77 and Note 12 of this Form 10-Q, and Critical Accounting Estimates Used by the Firm on pages 141-143 and Note 13 of JPMorgan Chase’s 2018 Form 10-K for further information on the components of the allowance for credit losses and related management judgments.
At least quarterly, the allowance for credit losses is reviewed by the CRO, the CFO and the Controller of the Firm. As of September 30, 2019, JPMorgan Chase deemed the allowance for credit losses to be appropriate and sufficient to absorb probable credit losses inherent in the portfolio.

The allowance for credit losses decreased compared with December 31, 2018, driven by:

•
a $550 million reduction in the CCB allowance for loan losses, which includes $400 million in the PCI residential real estate portfolio, reflecting continued improvement in home prices and delinquencies; $100 million in the non credit-impaired residential real estate portfolio; and $50 million in the business banking portfolio; as well as

•	a $132 million reduction for write-offs of PCI loans,
predominantly offset by

•
a $400 million addition to the allowance for loan losses in the credit card portfolio reflecting higher loss rates, as newer vintages season and become a larger part of the portfolio and loan growth; as well as

•	a $170 million addition in the wholesale allowance for credit losses largely driven by select C&I client downgrades.
Refer to Consumer Credit Portfolio on pages 56–59, Wholesale Credit Portfolio on pages 60–66 and Note 11 for additional information on the consumer and wholesale credit portfolios.

Summary of changes in the allowance for credit losses
	2019				2018
Nine months ended September 30,	Consumer, excluding credit card	Credit card	Wholesale	Total	Consumer, excluding credit card	Credit card	Wholesale	Total
(in millions, except ratios)
Allowance for loan losses
Beginning balance at January 1,	$4,146	$5,184	$4,115	$13,445	$4,579	$4,884	$4,141	$13,604
Gross charge-offs	702	4,050	270	5,022	776	3,777	264	4,817
Gross recoveries	(420)	(433)	(34)	(887)	(681)	(370)	(146)	(1,197)
Net charge-offs	282	3,617	236	4,135	95	3,407	118	3,620
Write-offs of PCI loans(a)	132	—	—	132	151	—	—	151
Provision for loan losses	(265)	4,017	296	4,048	(152)	3,557	(111)	3,294
Other	—	(1)	10	9	1	—	—	1
Ending balance at September 30,	$3,467	$5,583	$4,185	$13,235	$4,182	$5,034	$3,912	$13,128
Impairment methodology
Asset-specific(b)	$145	$488	$342	$975	$204	$421	$280	$905
Formula-based	2,066	5,095	3,843	11,004	2,154	4,613	3,632	10,399
PCI	1,256	—	—	1,256	1,824	—	—	1,824
Total allowance for loan losses	$3,467	$5,583	$4,185	$13,235	$4,182	$5,034	$3,912	$13,128
Allowance for lending-related commitments
Beginning balance at January 1,	$33	$—	$1,022	$1,055	$33	$—	$1,035	$1,068
Provision for lending-related commitments	—	—	110	110	—	—	29	29
Other	—	—	—	—	—	—	—	—
Ending balance at September 30,	$33	$—	$1,132	$1,165	$33	$—	$1,064	$1,097
Impairment methodology
Asset-specific	$—	$—	$135	$135	$—	$—	$71	$71
Formula-based	33	—	997	1,030	33	—	993	1,026
Total allowance for lending-related commitments(c)	$33	$—	$1,132	$1,165	$33	$—	$1,064	$1,097
Total allowance for credit losses	$3,500	$5,583	$5,317	$14,400	$4,215	$5,034	$4,976	$14,225
Memo:
Retained loans, end of period	$331,809	$159,571	$437,507	$928,887	$375,958	$147,856	$423,837	$947,651
Retained loans, average	355,865	154,367	434,434	944,666	374,298	143,931	413,537	931,766
PCI loans, end of period	21,290	—	—	21,290	25,209	—	3	25,212
Credit ratios
Allowance for loan losses to retained loans	1.04%	3.50%	0.96%	1.42%	1.11%	3.40%	0.92%	1.39%
Allowance for loan losses to retained nonaccrual loans(d)	108	NM	285	282	115	NM	394	284
Allowance for loan losses to retained nonaccrual loans excluding credit card	108	NM	285	163	115	NM	394	175
Net charge-off rates	0.11	3.13	0.07	0.59	0.03	3.16	0.04	0.52
Credit ratios, excluding residential real estate PCI loans
Allowance for loan losses to retained loans	0.71	3.50	0.96	1.32	0.67	3.40	0.92	1.23
Allowance for loan losses to retained nonaccrual loans(d)	69	NM	285	256	65	NM	394	244
Allowance for loan losses to retained nonaccrual loans excluding credit card	69	NM	285	136	65	NM	394	135
Net charge-off rates	0.11%	3.13%	0.07%	0.60%	0.04%	3.16%	0.04%	0.54%
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
Investment securities risk
Investment securities risk includes the exposure associated with a default in the payment of principal and interest. This risk is mitigated given that Treasury and CIO substantially invest in high-quality securities. At September 30, 2019, the Treasury and CIO investment securities portfolio was $392.4 billion, and the average credit rating of the securities comprising the portfolio was AA+ (based upon external ratings where available and where not available, based primarily upon internal ratings that correspond to ratings as defined by S&P and Moody’s). Refer to Corporate segment results on pages 42–43 and Note 9 for further information on the investment securities portfolio. Refer to Market Risk Management on pages 70–74 for further information on the market risk inherent in the portfolio. Refer to Liquidity Risk on pages 50–54 for further information on related liquidity risk.

Principal investment risk
Principal investments are typically private non-traded financial instruments representing ownership or other forms of junior capital. Principal investments span multiple asset classes and are made either in stand-alone investing businesses or as part of a broader business platform. In general, new principal investments include tax-oriented investments, as well as investments made to enhance or accelerate LOB and Corporate strategic business initiatives. The Firm’s principal investments are managed by the LOBs and Corporate and are reflected within their respective financial results.
As of September 30, 2019 and December 31, 2018, the aggregate carrying values of the principal investment portfolios were $23.3 billion and $22.2 billion, respectively, which included tax-oriented investments (e.g., affordable housing and alternative energy investments) of $16.7 billion and $16.6 billion, respectively, and private equity, various debt and equity instruments, and real assets of $6.6 billion and $5.6 billion, respectively.
Refer to page 123 of JPMorgan Chase’s 2018 Form 10-K for a discussion of the Firm’s Investment Portfolio Risk Management governance and oversight.

MARKET RISK MANAGEMENT
Market risk is the risk associated with the effect of changes in market factors such as interest and foreign exchange rates, equity and commodity prices, credit spreads or implied volatilities, on the value of assets and liabilities held for both the short and long term. Refer to Market Risk Management on pages 124–131 of JPMorgan Chase’s 2018 Form 10-K for a discussion of the Firm’s Market Risk Management organization, market risk measurement, risk monitoring and control, and predominant business activities that give rise to market risk.
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

The Firm’s VaR model calculations are periodically evaluated and enhanced in response to changes in the composition of the Firm’s portfolios, changes in market conditions, improvements in the Firm’s modeling techniques and measurements, and other factors. Such changes may affect historical comparisons of VaR results. Refer to Estimations and Model Risk Management on page 140 of JPMorgan Chase’s 2018 Form 10-K for information regarding model reviews and approvals.
Refer to page 126 of JPMorgan Chase’s 2018 Form 10-K for further information regarding VaR, including the inherent limitations, and the key differences between Risk Management VaR and Regulatory VaR. Refer to JPMorgan Chase’s Basel III Pillar 3 Regulatory Capital Disclosures reports, which are available on the Firm’s website at:
(http://investor.shareholder.com/jpmorganchase/basel.cfm) for additional information on Regulatory VaR and the other components of market risk regulatory capital for the Firm (e.g., VaR-based measure, stressed VaR-based measure and the respective backtesting). Refer to Other risk measures on pages 129-131 of JPMorgan Chase’s 2018 Form 10-K for further information regarding nonstatistical market risk measures used by the Firm.

The table below shows the results of the Firm’s Risk Management VaR measure using a 95% confidence level. VaR can vary significantly as positions change, market volatility fluctuates, and diversification benefits change.

Total VaR
	Three months ended
	September 30, 2019						June 30, 2019						September 30, 2018
(in millions)	Avg.		Min		Max		Avg.		Min		Max		Avg.		Min		Max
CIB trading VaR by risk type
Fixed income	$37		$31		$46		$39		$33		$45		$30		$25		$37
Foreign exchange	6		4		8		7		5		12		5		3		11
Equities	22		19		27		25		14		31		16		13		19
Commodities and other	8		7		9		9		7		10		9		7		11
Diversification benefit to CIB trading VaR	(34)	(a)	NM	(b)	NM	(b)	(36)	(a)	NM	(b)	NM	(b)	(27)	(a)	NM	(b)	NM	(b)
CIB trading VaR	39		33	(b)	47	(b)	44		34	(b)	55	(b)	33		27	(b)	41	(b)
Credit portfolio VaR	5		4		7		5		4		7		3		3		4
Diversification benefit to CIB VaR	(6)	(a)	NM	(b)	NM	(b)	(5)	(a)	NM	(b)	NM	(b)	(3)	(a)	NM	(b)	NM	(b)
CIB VaR	38		33	(b)	46	(b)	44		35	(b)	55	(b)	33		28	(b)	42	(b)

CCB VaR	6		2		11		4		2		7		1		1		2
Corporate VaR	10		9		11		10		9		10		13		12		14
Diversification benefit to other VaR	(5)	(a)	NM	(b)	NM	(b)	(5)	(a)	NM	(b)	NM	(b)	(1)	(a)	NM	(b)	NM	(b)
Other VaR	11		9	(b)	15	(b)	9		8	(b)	11	(b)	13		12	(b)	14	(b)
Diversification benefit to CIB and other VaR	(10)	(a)	NM	(b)	NM	(b)	(7)	(a)	NM	(b)	NM	(b)	(11)	(a)	NM	(b)	NM	(b)
Total VaR	$39		$35	(b)	$46	(b)	$46		$36	(b)	$57	(b)	$35		$30	(b)	$43	(b)

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

Quarter over quarter results
Average total VaR decreased by $7 million for the three months ended September 30, 2019 as compared with the prior quarter. This reflects a reduction in risk across the Fixed Income and Foreign Exchange risk types, as well as a decrease in the Equities risk type driven by certain CIB investments, including Tradeweb.

Year over year results
Average total VaR increased by $4 million for the three months ended September 30, 2019, compared with the same period in the prior year. The increase in average total VaR is primarily due to increased exposure in the Fixed Income risk type, as well as an increase in the Equities risk type in CIB driven by the inclusion of Tradeweb following the IPO in the second quarter of 2019.
In addition, average CCB VaR has increased by $5 million, driven by mortgage servicing rights risk management activities.

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
The following chart compares actual daily market risk-related gains and losses with the Firm’s Risk Management VaR for the nine months ended September 30, 2019. As the chart presents market risk-related gains and losses related to those positions included in the Firm’s Risk Management VaR, the results in the table below differ from the results of back-testing disclosed in the Market Risk section of the Firm’s Basel III Pillar 3 Regulatory Capital Disclosures reports, which are based on Regulatory VaR applied to CIB’s covered positions. For the nine months ended September 30, 2019, the Firm observed five VaR back-testing exceptions and posted market risk-related gains on 116 of the 194 days. For the three months ended September 30, 2019, the Firm observed three VaR back-testing exceptions and posted market risk-related gains on 35 of the 66 days.
Daily Market Risk-Related Gains and Losses
vs. Risk Management VaR (1-day, 95% Confidence level)
Nine months ended September 30, 2019

Market Risk-Related Gains and Losses

Risk Management VaR

First Quarter 2019	Second Quarter 2019	Third Quarter 2019

Earnings-at-risk
The effect of interest rate exposure on the Firm’s reported net income is important as interest rate risk represents one of the Firm’s significant market risks. Interest rate risk arises not only from trading activities but also from the Firm’s traditional banking activities, which include extension of loans and credit facilities, taking deposits and issuing debt as well as from the investment securities portfolio. Refer to the table on page 125 of JPMorgan Chase’s 2018 Form 10-K for a summary by line of business and Corporate, identifying positions included in earnings-at-risk.
One way the Firm evaluates its structural interest rate risk is through earnings-at-risk. Earnings-at-risk estimates the Firm’s interest rate exposure for a given interest rate scenario. It is presented as a sensitivity to a baseline, which includes net interest income and certain interest rate sensitive fees. The baseline uses market interest rates and in the case of deposits, pricing assumptions. The Firm conducts simulations of changes to this baseline for interest rate-sensitive assets and liabilities denominated in U.S. dollars and other currencies (“non-U.S. dollar” currencies). These simulations primarily include retained loans, deposits, deposits with banks, investment securities, long term debt and any related interest rate hedges, and exclude other positions in risk management VaR and other sensitivity-based measures as described on page 125 of JPMorgan Chase’s 2018 Form 10-K.
Earnings-at-risk scenarios estimate the potential change to a net interest income baseline, over the following 12 months utilizing multiple assumptions. These scenarios include a parallel shift involving changes to both short-term and long-term rates by an equal amount; a steeper yield curve involving holding short-term rates constant and increasing long-term rates or decreasing short-term rates and holding long-term rates constant; and a flatter yield curve involving increasing short-term rates and holding long-term rates constant or holding short-term rates constant and decreasing long-term rates. These scenarios consider many different factors, including:

•	The impact on exposures as a result of instantaneous changes in interest rates from baseline rates.

•
Forecasted balance sheet, as well as modeled prepayment and reinvestment behavior, but do not include assumptions about actions that could be taken by the Firm in response to any such instantaneous rate changes. Mortgage prepayment assumptions are based on the interest rates used in the scenarios compared with underlying contractual rates, the time since origination, and other factors which are updated periodically based on historical experience.

•
The pricing sensitivity of deposits, using normalized deposit betas over the cycle. These normalized deposit betas represent the amount by which deposit rates paid could change upon a given change in market interest rates. The deposit rates paid in these scenarios differ from actual deposit rates paid, particularly for retail deposits, due to repricing lags and other factors.
The Firm’s earnings-at-risk scenarios are periodically evaluated and enhanced in response to changes in the composition of the Firm’s balance sheet, changes in market conditions, improvements in the Firm’s simulation and other factors. While a relevant measure of the Firm’s interest rate exposure, the earnings at risk analysis does not represent a forecast of the Firm’s net interest income (Refer to 2019 Outlook on page 8 for additional information).
The Firm’s U.S. dollar sensitivities are presented in the table below.

(in billions)	September 30, 2019	December 31, 2018
Parallel shift:
+100 bps shift in rates	$0.7	$0.9
-100 bps shift in rates	(2.6)	(2.1)
Steeper yield curve:
+100 bps shift in long-term rates	0.9	0.5
-100 bps shift in short-term rates	(0.9)	(1.2)
Flatter yield curve:
+100 bps shift in short-term rates	(0.2)	0.4
-100 bps shift in long-term rates	(1.6)	(0.9)
The change in the Firm’s U.S. dollar sensitivities as of September 30, 2019 compared to December 31, 2018 reflected updating the Firm’s baseline for lower short-term and long-term rates as well as the impact of changes in the Firm’s balance sheet. The Firm’s sensitivity to short-term rates decreased as a result of changes in the Firm’s balance sheet primarily offset by updating the Firm’s baseline to reflect lower rates. The Firm’s sensitivity to long-term rates increased primarily as a result of updating the Firm’s baseline to reflect lower rates and is more impactful to the downward scenario due to the Firm’s sensitivity to mortgage prepayments.
The Firm’s non-U.S. dollar sensitivities are presented in the table below.

(in billions)	September 30, 2019	December 31, 2018
Parallel shift:
+100 bps shift in rates	$0.5	$0.5
Flatter yield curve:
+100 bps shift in short-term rates	0.5	0.5
The results of the non-U.S. dollar interest rate scenario involving a steeper yield curve with long-term rates rising by 100 basis points and short-term rates staying at current levels were not material to the Firm’s earnings-at-risk at September 30, 2019 and December 31, 2018.

Other sensitivity-based measures
The Firm quantifies the market risk of certain investment and funding activities by assessing the potential impact on net revenue and OCI due to changes in relevant market variables. Refer to the table Predominant business activities that give rise to market risk on page 125 of JPMorgan Chase’s 2018 Form 10-K for additional information on the positions captured in other sensitivity-based measures.
The table below represents the potential impact to net revenue or OCI for market risk-sensitive instruments that are not included in VaR or earnings-at-risk. Where appropriate, instruments used for hedging purposes are reported along with the positions being hedged. The sensitivities disclosed in the table below may not be representative of the actual gain or loss that would have been realized at September 30, 2019 and December 31, 2018, as the movement in market parameters across maturities may vary and are not intended to imply management’s expectation of future deterioration in these sensitivities.

Gain/(loss) (in millions)			September 30, 2019	December 31, 2018
Activity	Description	Sensitivity measure

Investment activities(a)
Investment management activities	Consists of seed capital and related hedges; and fund co-investments	10% decline in market value	$(79)	$(102)
Other investments	Consists of privately held equity and other investments held at fair value	10% decline in market value	(202)	(218)

Funding activities
Non-USD LTD cross-currency basis	Represents the basis risk on derivatives used to hedge the foreign exchange risk on the non-USD LTD(b)	1 basis point parallel tightening of cross currency basis	(15)	(13)
Non-USD LTD hedges foreign currency (“FX”) exposure	Primarily represents the foreign exchange revaluation on the fair value of the derivative hedges(b)	10% depreciation of currency	7	17
Derivatives – funding spread risk	Impact of changes in the spread related to derivatives FVA	1 basis point parallel increase in spread	(5)	(4)
Fair value option elected liabilities – funding spread risk	Impact of changes in the spread related to fair value option elected liabilities DVA(b)	1 basis point parallel increase in spread	28	30
Fair value option elected liabilities – interest rate sensitivity	Interest rate sensitivity on fair value option liabilities resulting from a change in the Firm’s own credit spread(b)	1 basis point parallel increase in spread	1	1

(a)	Excludes equity securities without readily determinable fair values that are measured under the measurement alternative. Refer to Note 2 for additional information.

(b)	Impact recognized through OCI.

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
Refer to pages 132–133 of JPMorgan Chase’s 2018 Form 10-K for a further discussion of the Firm’s country risk management.
The following table presents the Firm’s top 20 exposures by country (excluding the U.S.) as of September 30, 2019 and their comparative exposures as of December 31, 2018. The selection of countries represents the Firm’s largest total exposures by country, based on the Firm’s internal country risk management approach, and does not represent the Firm’s view of any actual or potentially adverse credit conditions. Country exposures may fluctuate from period to period due to client activity and market flows.

Top 20 country exposures (excluding the U.S.)(a)
(in billions)	September 30, 2019				December 31, 2018(e)
	Lending and deposits(b)	Trading and investing(c)	Other(d)	Total exposure	Total exposure
Germany	$58.1	$6.2	$0.4	$64.7	$62.1
United Kingdom	28.8	10.0	3.7	42.5	40.7
Japan	23.3	4.2	0.3	27.8	29.1
Switzerland	10.7	1.0	7.6	19.3	12.8
France	11.3	4.8	1.5	17.6	17.9
China	9.3	6.7	1.4	17.4	19.3
Canada	12.0	1.5	—	13.5	14.3
India	5.0	4.8	2.8	12.6	11.8
Luxembourg	11.6	0.7	—	12.3	11.0
Australia	7.1	5.0	—	12.1	13.0
Netherlands	6.0	1.2	3.0	10.2	5.8
Brazil	4.0	4.9	—	8.9	7.3
Singapore	4.3	1.6	2.6	8.5	6.8
Saudi Arabia	7.2	0.9	—	8.1	5.3
South Korea	4.0	3.6	0.1	7.7	7.6
Italy	2.2	4.7	0.1	7.0	6.4
Hong Kong	3.4	1.5	1.7	6.6	5.4
Spain	3.3	3.3	—	6.6	5.1
Mexico	4.2	0.9	—	5.1	5.5
Belgium	3.6	0.5	—	4.1	2.3

(a)
Top 20 country exposures reflect approximately 87% and 86% of total firmwide non-U.S. exposure, where exposure is attributed to a specific country, at September 30, 2019, and December 31, 2018 respectively.

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

(e)
The country rankings presented in the table as of December 31, 2018, are based on the country rankings of the corresponding exposures at September 30, 2019, not actual rankings of such exposures at December 31, 2018.

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
The allowance for credit losses includes a formula-based component, an asset-specific component, and a component related to PCI loans. The determination of each of these components involves significant judgment on a number of matters. Refer to pages 120–122, page 141 and Note 13 of JPMorgan Chase’s 2018 Form 10-K for further information on these components, areas of judgment and methodologies used in establishing the Firm’s allowance for credit losses; and refer to Allowance for credit losses on pages 67–68 and Note 12 of this Form 10-Q.
As noted in the discussion on page 141 of JPMorgan Chase’s 2018 Form 10-K, the Firm’s allowance for credit losses is sensitive to numerous factors, which may differ depending on the portfolio. Changes in economic conditions or in the Firm’s assumptions and estimates could affect its estimate of probable credit losses inherent in the portfolio at the balance sheet date. The Firm uses its best judgment to assess these economic conditions and loss data in estimating the allowance for credit losses and these estimates are subject to periodic refinement based on changes to underlying external or Firm-specific historical data. Refer to Note 12 for further information.
To illustrate the potential magnitude of certain alternate judgments, the Firm estimates that changes in the following inputs would have the following effects on the Firm’s modeled credit loss estimates as of September 30, 2019, without consideration of any offsetting or correlated effects of other inputs in the Firm’s allowance for loan losses:

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

Fair value
Assets measured at fair value
The following table includes the Firm’s assets measured at fair value and the portion of such assets that are classified within level 3 of the valuation hierarchy. Refer to Note 2 for further information.

September 30, 2019 (in billions, except ratios)	Total assets at fair value	Total level 3 assets
Trading–debt and equity instruments	$440.2	$4.4
Derivative receivables(a)	55.6	5.6
Trading assets	495.8	10.0
AFS securities	353.4	—
Loans	5.8	—
MSRs	4.4	4.4
Other	27.8	0.7
Total assets measured at fair value on a recurring basis	$887.2	$15.1
Total assets measured at fair value on a nonrecurring basis	6.4	1.0
Total assets measured at fair value	$893.6	$16.1
Total Firm assets	$2,764.7
Level 3 assets as a percentage of total Firm assets(a)		0.6%
Level 3 assets as a percentage of total Firm assets at fair value(a)		1.8%

(a)
For purposes of the table above, the derivative receivables total reflects the impact of netting adjustments; however, the $5.6 billion of derivative receivables classified as level 3 does not reflect the netting adjustment as such netting is not relevant to a presentation based on the transparency of inputs to the valuation of an asset. The level 3 balances would be reduced if netting were applied, including the netting benefit associated with cash collateral.

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
In arriving at an estimate of fair value for an instrument within level 3, management must first determine the appropriate valuation technique to use. Second, the lack of observability of certain significant inputs requires management to assess all relevant empirical data in deriving valuation inputs including, for example, transaction details, yield curves, interest rates, prepayment rates, default rates, volatilities, correlations, equity or debt prices, valuations of comparable instruments, foreign exchange rates and credit curves. Refer to Note 2 for a further discussion of the valuation of level 3 instruments, including unobservable inputs used.

For instruments classified in levels 2 and 3, management judgment must be applied to assess the appropriate level of valuation adjustments to reflect counterparty credit quality, the Firm’s creditworthiness, market funding rates, liquidity considerations, unobservable parameters, and for portfolios that meet specified criteria, the size of the net open risk position. The judgments made are typically affected by the type of product and its specific contractual terms, and the level of liquidity for the product or within the market as a whole. Refer to Note 2 for a further discussion of valuation adjustments applied by the Firm.
Imprecision in estimating unobservable market inputs or other factors can affect the amount of gain or loss recorded for a particular position. Furthermore, while the Firm believes its valuation methods are appropriate and consistent with those of other market participants, the methods and assumptions used reflect management judgment and may vary across the Firm’s businesses and portfolios.
The Firm uses various methodologies and assumptions in the determination of fair value. The use of methodologies or assumptions different than those used by the Firm could result in a different estimate of fair value at the reporting date. Refer to Note 2 for a detailed discussion of the Firm’s valuation process and hierarchy, and its determination of fair value for individual financial instruments.
Goodwill impairment
Management applies significant judgment when testing goodwill for impairment. The goodwill associated with each business combination is allocated to the related reporting units for goodwill impairment testing. Refer to Goodwill impairment on page 142 of JPMorgan Chase’s 2018 Form 10-K for a description of the significant valuation judgments associated with goodwill impairment.
Refer to Note 14 for additional information on goodwill, including the goodwill impairment assessment as of September 30, 2019.
Credit card rewards liability
The credit card rewards liability was $6.3 billion and $5.8 billion at September 30, 2019 and December 31, 2018, respectively, and is recorded in accounts payable and other liabilities on the Consolidated balance sheets. Refer to page 143 of JPMorgan Chase’s 2018 Form 10-K for a description of the significant assumptions and judgments associated with the Firm’s credit card rewards liability.
Income taxes
Refer to Income taxes on page 143 of JPMorgan Chase’s 2018 Form 10-K for a description of the significant assumptions, judgments and interpretations associated with the accounting for income taxes.
Litigation reserves
Refer to Note 24 of this Form 10-Q, and Note 29 of JPMorgan Chase’s 2018 Form 10-K for a description of the significant estimates and judgments associated with establishing litigation reserves.

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
 • Refer to Note 16 for further information.

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
 • Eliminates existing guidance for PCI loans, and requires recognition of the nonaccretable difference as an increase to the allowance for expected credit losses on financial assets purchased with more than insignificant credit deterioration since origination, with a corresponding increase in the recorded investment of the related loans.
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
All forward-looking statements are, by their nature, subject to risks and uncertainties, many of which are beyond the Firm’s control. JPMorgan Chase’s actual future results may differ materially from those set forth in its forward-looking statements. While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ from those in the forward-looking statements:

•	Local, regional and global business, economic and political conditions and geopolitical events;

•	Changes in laws and regulatory requirements, including capital and liquidity requirements affecting the Firm’s businesses, and the ability of the Firm to address those requirements;

•	Heightened regulatory and governmental oversight and scrutiny of JPMorgan Chase’s business practices, including dealings with retail customers;

•	Changes in trade, monetary and fiscal policies and laws;

•	Changes in income tax laws and regulations;

•	Securities and capital markets behavior, including changes in market liquidity and volatility;

•	Changes in investor sentiment or consumer spending or savings behavior;

•	Ability of the Firm to manage effectively its capital and liquidity, including approval of its capital plans by banking regulators;

•	Changes in credit ratings assigned to the Firm or its subsidiaries;

•	Damage to the Firm’s reputation;

•	Ability of the Firm to appropriately address social and environmental concerns that may arise from its business activities;

•	Ability of the Firm to deal effectively with an economic slowdown or other economic or market disruption, including, but not limited to, in the interest rate environment;

•	Technology changes instituted by the Firm, its counterparties or competitors;

•	The effectiveness of the Firm’s control agenda;

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

JPMorgan Chase & Co.
Consolidated statements of income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2019	2018	2019	2018
Revenue
Investment banking fees	$1,967	$1,832	$5,658	$5,736
Principal transactions	3,449	2,964	11,239	10,698
Lending- and deposit-related fees	1,626	1,542	4,643	4,514
Asset management, administration and commissions	4,351	4,310	12,818	12,923
Investment securities gains/(losses)	78	(46)	135	(371)
Mortgage fees and related income	887	262	1,562	1,051
Card income	1,283	1,328	3,923	3,623
Other income	1,472	1,160	4,239	4,041
Noninterest revenue	15,113	13,352	44,217	42,215
Interest income (a)	21,121	19,439	64,113	55,499
Interest expense (a)	6,893	5,531	21,034	14,794
Net interest income	14,228	13,908	43,079	40,705
Total net revenue	29,341	27,260	87,296	82,920

Provision for credit losses	1,514	948	4,158	3,323

Noninterest expense
Compensation expense	8,583	8,108	26,067	25,308
Occupancy expense	1,110	1,014	3,238	2,883
Technology, communications and equipment expense	2,494	2,219	7,236	6,441
Professional and outside services	2,056	2,086	6,307	6,333
Marketing	945	798	2,686	2,396
Other expense	1,234	1,398	3,624	4,313
Total noninterest expense	16,422	15,623	49,158	47,674
Income before income tax expense	11,405	10,689	33,980	31,923
Income tax expense	2,325	2,309	6,069	6,515
Net income	$9,080	$8,380	$27,911	$25,408
Net income applicable to common stockholders	$8,606	$7,948	$26,551	$24,067
Net income per common share data
Basic earnings per share	$2.69	$2.35	$8.17	$7.04
Diluted earnings per share	2.68	2.34	8.15	7.00

Weighted-average basic shares	3,198.5	3,376.1	3,248.7	3,416.5
Weighted-average diluted shares	3,207.2	3,394.3	3,258.0	3,436.2

(a)
In the second quarter of 2019, the Firm implemented certain presentation changes that impacted interest income and interest expense, but had no effect on net interest income. These changes were applied retrospectively and, accordingly, prior period amounts were revised to conform with the current presentation. Refer to Note 6 for additional information.

The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of comprehensive income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
Net income	$9,080	$8,380	$27,911	$25,408
Other comprehensive income/(loss), after–tax
Unrealized gains/(losses) on investment securities	479	(819)	2,986	(2,280)
Translation adjustments, net of hedges	(165)	(31)	(90)	84
Fair value hedges	(1)	34	87	(74)
Cash flow hedges	195	(88)	430	(327)
Defined benefit pension and OPEB plans	46	19	123	78
DVA on fair value option elected liabilities	132	(402)	(229)	125
Total other comprehensive income/(loss), after–tax	686	(1,287)	3,307	(2,394)
Comprehensive income	$9,766	$7,093	$31,218	$23,014

The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated balance sheets (unaudited)

(in millions, except share data)	September 30, 2019	December 31, 2018
Assets
Cash and due from banks	$21,215	$22,324
Deposits with banks	235,382	256,469
Federal funds sold and securities purchased under resale agreements (included $13,705 and $13,235 at fair value)	257,391	321,588
Securities borrowed (included $5,784 and $5,105 at fair value)	138,336	111,995
Trading assets (included assets pledged of $138,827 and $89,073)	495,875	413,714
Investment securities (included $353,421 and $230,394 at fair value and assets pledged of $12,518 and $11,432)	394,251	261,828
Loans (included $5,760 and $3,151 at fair value)	945,218	984,554
Allowance for loan losses	(13,235)	(13,445)
Loans, net of allowance for loan losses	931,983	971,109
Accrued interest and accounts receivable	88,988	73,200
Premises and equipment	25,117	14,934
Goodwill, MSRs and other intangible assets	53,078	54,349
Other assets (included $8,916 and $9,630 at fair value and assets pledged of $2,834 and $3,457)	123,045	121,022
Total assets(a)	$2,764,661	$2,622,532
Liabilities
Deposits (included $29,355 and $23,217 at fair value)	$1,525,261	$1,470,666
Federal funds purchased and securities loaned or sold under repurchase agreements (included $933 and $935 at fair value)	247,766	182,320
Short-term borrowings (included $6,497 and $7,130 at fair value)	48,893	69,276
Trading liabilities	138,343	144,773
Accounts payable and other liabilities (included $2,411 and $3,269 at fair value)	225,063	196,710
Beneficial interests issued by consolidated VIEs (included $39 and $28 at fair value)	18,515	20,241
Long-term debt (included $71,957 and $54,886 at fair value)	296,472	282,031
Total liabilities(a)	2,500,313	2,366,017
Commitments and contingencies (refer to Notes 22, 23 and 24)
Stockholders’ equity
Preferred stock ($1 par value; authorized 200,000,000 shares; issued 2,836,250 and 2,606,750 shares)	28,363	26,068
Common stock ($1 par value; authorized 9,000,000,000 shares; issued 4,104,933,895 shares)	4,105	4,105
Additional paid-in capital	88,512	89,162
Retained earnings	217,888	199,202
Accumulated other comprehensive income/(loss)	1,800	(1,507)
Shares held in restricted stock units (“RSU”) Trust, at cost (472,953 shares)	(21)	(21)
Treasury stock, at cost (968,448,971 and 829,167,674 shares)	(76,299)	(60,494)
Total stockholders’ equity	264,348	256,515
Total liabilities and stockholders’ equity	$2,764,661	$2,622,532

(a)
The following table presents information on assets and liabilities related to VIEs that are consolidated by the Firm at September 30, 2019, and December 31, 2018. The assets of the consolidated VIEs are used to settle the liabilities of those entities. The holders of the beneficial interests generally do not have recourse to the general credit of JPMorgan Chase. The assets and liabilities in the table below include third-party assets and liabilities of consolidated VIEs and exclude intercompany balances that eliminate in consolidation. Refer to Note 13 for a further discussion.

(in millions)	September 30, 2019	December 31, 2018
Assets
Trading assets	$1,461	$1,966
Loans	53,022	59,456
All other assets	974	1,013
Total assets	$55,457	$62,435
Liabilities
Beneficial interests issued by consolidated VIEs	$18,515	$20,241
All other liabilities	301	312
Total liabilities	$18,816	$20,553
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of changes in stockholders’ equity (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2019	2018	2019	2018
Preferred stock
Balance at the beginning of the period	$26,993	$26,068	$26,068	$26,068
Issuance	2,250	1,696	4,100	1,696
Redemption	(880)	—	(1,805)	—
Balance at September 30	28,363	27,764	28,363	27,764

Common stock
Balance at the beginning and end of the period	4,105	4,105	4,105	4,105

Additional paid-in capital
Balance at the beginning of the period	88,359	89,392	89,162	90,579
Shares issued and commitments to issue common stock for employee shared-based compensation awards, and related tax effects	156	179	(604)	(897)
Other	(3)	(238)	(46)	(349)
Balance at September 30	88,512	89,333	88,512	89,333

Retained earnings
Balance at the beginning of the period	212,093	189,881	199,202	177,676
Cumulative effect of changes in accounting principles	—	—	62	(183)
Net income	9,080	8,380	27,911	25,408
Dividends declared:
Preferred stock	(423)	(379)	(1,201)	(1,167)
Common stock ($0.90 and $0.80 per share and $2.50 and $1.92 per share, respectively)	(2,862)	(2,702)	(8,086)	(6,554)
Balance at September 30	217,888	195,180	217,888	195,180

Accumulated other comprehensive income/(loss)
Balance at the beginning of the period	1,114	(1,138)	(1,507)	(119)
Cumulative effect of changes in accounting principles	—	—	—	88
Other comprehensive income/(loss), after-tax	686	(1,287)	3,307	(2,394)
Balance at September 30	1,800	(2,425)	1,800	(2,425)

Shares held in RSU Trust, at cost
Balance at the beginning and end of the period	(21)	(21)	(21)	(21)

Treasury stock, at cost
Balance at the beginning of the period	(69,428)	(50,829)	(60,494)	(42,595)
Repurchase	(6,949)	(4,416)	(17,250)	(14,055)
Reissuance	78	265	1,445	1,670
Balance at September 30	(76,299)	(54,980)	(76,299)	(54,980)

Total stockholders’ equity	$264,348	$258,956	$264,348	$258,956

The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of cash flows (unaudited)

	Nine months ended September 30,
(in millions)	2019	2018
Operating activities
Net income	$27,911	$25,408
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	4,158	3,323
Depreciation and amortization	6,229	5,716
Deferred tax (benefit)/expense	(440)	(323)
Other	1,645	2,179
Originations and purchases of loans held-for-sale	(53,934)	(68,235)
Proceeds from sales, securitizations and paydowns of loans held-for-sale	60,510	68,214
Net change in:
Trading assets	(96,125)	(44,427)
Securities borrowed	(26,162)	(17,344)
Accrued interest and accounts receivable	(16,089)	(11,335)
Other assets	(21,181)	2,909
Trading liabilities	12,774	21,580
Accounts payable and other liabilities	19,661	26,677
Other operating adjustments	4,004	(577)
Net cash provided by/(used in) operating activities	(77,039)	13,765
Investing activities
Net change in:
Federal funds sold and securities purchased under resale agreements	64,207	(19,259)
Held-to-maturity securities:
Proceeds from paydowns and maturities	2,239	2,268
Purchases	(11,682)	(8,613)
Available-for-sale securities:
Proceeds from paydowns and maturities	41,378	29,618
Proceeds from sales	43,460	34,322
Purchases	(200,262)	(46,530)
Proceeds from sales and securitizations of loans held-for-investment	52,739	20,154
Other changes in loans, net	(25,977)	(49,755)
All other investing activities, net	(4,283)	(1,987)
Net cash (used in) investing activities	(38,181)	(39,782)
Financing activities
Net change in:
Deposits	77,147	15,274
Federal funds purchased and securities loaned or sold under repurchase agreements	65,428	22,719
Short-term borrowings	(20,577)	12,974
Beneficial interests issued by consolidated VIEs	5,017	975
Proceeds from long-term borrowings	45,155	54,842
Payments of long-term borrowings	(51,936)	(69,636)
Proceeds from issuance of preferred stock	4,100	1,655
Redemption of preferred stock	(1,805)	—
Treasury stock repurchased	(17,250)	(14,055)
Dividends paid	(9,056)	(6,989)
All other financing activities, net	(217)	(1,440)
Net cash provided by financing activities	96,006	16,319
Effect of exchange rate changes on cash and due from banks and deposits with banks	(2,982)	(2,509)
Net decrease in cash and due from banks and deposits with banks	(22,196)	(12,207)
Cash and due from banks and deposits with banks at the beginning of the period	278,793	431,304
Cash and due from banks and deposits with banks at the end of the period	$256,597	$419,097
Cash interest paid	$20,790	$15,144
Cash income taxes paid, net	3,478	2,197

The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

Refer to the Glossary of Terms and Acronyms on pages 168–172 for definitions of terms and acronyms used throughout the Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Note 1 – Basis of presentation
JPMorgan Chase & Co. (“JPMorgan Chase” or “the Firm”), a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the U.S., with operations worldwide. The Firm is a leader in investment banking, financial services for consumers and small businesses, commercial banking, financial transaction processing and asset management. Refer to Note 25 for a further discussion of the Firm’s business segments.
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
Refer to Notes 1 and 14 of JPMorgan Chase’s 2018 Form 10-K for a further description of JPMorgan Chase’s accounting policies regarding consolidation.
Offsetting assets and liabilities
U.S. GAAP permits entities to present derivative receivables and derivative payables with the same counterparty and the related cash collateral receivables and payables on a net basis on the Consolidated balance sheets when a legally enforceable master netting agreement exists. U.S. GAAP also permits securities financing activities to be presented on a net basis when specified conditions are met, including the existence of a legally enforceable master netting agreement. The Firm has elected to net such balances when the specified conditions are met. Refer to Note 1 of JPMorgan Chase’s 2018 Form 10-K for further information on offsetting assets and liabilities.
Income tax expense
The Firm’s effective tax rate was 20.4% and 17.9% in the three and nine months ended September 30, 2019, respectively, and 21.6% and 20.4% in the respective 2018 periods. For the nine months ended September 30, 2019, the effective tax rate reflected the recognition of $1.0 billion in tax benefits related to the resolution of certain tax audits, which reduced the Firm’s effective tax rate by 3.0%. Refer to Note 24 of JPMorgan Chase’s 2018 Form 10-K for further information.
Note 2 – Fair value measurement
Refer to Note 2 of JPMorgan Chase’s 2018 Form 10-K for a discussion of the Firm’s valuation methodologies for assets, liabilities and lending-related commitments measured at fair value and the fair value hierarchy.

The following table presents the assets and liabilities reported at fair value as of September 30, 2019, and December 31, 2018, by major product category and fair value hierarchy.

Assets and liabilities measured at fair value on a recurring basis
	Fair value hierarchy			Derivative netting adjustments(f)

September 30, 2019 (in millions)	Level 1	Level 2	Level 3		Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$13,705	$—	$—	$13,705
Securities borrowed	—	5,784	—	—	5,784
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	—	70,617	811	—	71,428
Residential – nonagency	—	2,253	24	—	2,277
Commercial – nonagency	—	1,613	5	—	1,618
Total mortgage-backed securities	—	74,483	840	—	75,323
U.S. Treasury, GSEs and government agencies(a)	76,953	9,446	—	—	86,399
Obligations of U.S. states and municipalities	—	6,229	627	—	6,856
Certificates of deposit, bankers’ acceptances and commercial paper	—	2,180	—	—	2,180
Non-U.S. government debt securities	38,162	36,634	146	—	74,942
Corporate debt securities	—	20,461	484	—	20,945
Loans(b)	—	43,308	1,746	—	45,054
Asset-backed securities	—	2,996	38	—	3,034
Total debt instruments	115,115	195,737	3,881	—	314,733
Equity securities	100,829	249	170	—	101,248
Physical commodities(c)	7,690	3,075	—	—	10,765
Other	—	13,172	332	—	13,504
Total debt and equity instruments(d)	223,634	212,233	4,383	—	440,250
Derivative receivables:
Interest rate	1,312	372,834	1,787	(347,426)	28,507
Credit	—	15,072	645	(14,879)	838
Foreign exchange	3,681	158,893	558	(150,451)	12,681
Equity	—	44,064	2,314	(38,969)	7,409
Commodity	—	20,969	269	(15,096)	6,142
Total derivative receivables	4,993	611,832	5,573	(566,821)	55,577
Total trading assets(e)	228,627	824,065	9,956	(566,821)	495,827
Available-for-sale securities:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	—	105,581	—	—	105,581
Residential – nonagency	—	12,901	1	—	12,902
Commercial – nonagency	—	5,324	—	—	5,324
Total mortgage-backed securities	—	123,806	1	—	123,807
U.S. Treasury and government agencies	141,529	—	—	—	141,529
Obligations of U.S. states and municipalities	—	31,064	—	—	31,064
Certificates of deposit	—	74	—	—	74
Non-U.S. government debt securities	13,604	8,554	—	—	22,158
Corporate debt securities	—	1,634	—	—	1,634
Asset-backed securities:
Collateralized loan obligations	—	27,908	—	—	27,908
Other	—	5,247	—	—	5,247
Total available-for-sale securities	155,133	198,287	1	—	353,421
Loans	—	5,759	1	—	5,760
Mortgage servicing rights	—	—	4,419	—	4,419
Other assets(e)	7,467	37	746	—	8,250
Total assets measured at fair value on a recurring basis	$391,227	$1,047,637	$15,123	$(566,821)	$887,166
Deposits	$—	$25,719	$3,636	$—	$29,355
Federal funds purchased and securities loaned or sold under repurchase agreements	—	933	—	—	933
Short-term borrowings	—	4,496	2,001	—	6,497
Trading liabilities:
Debt and equity instruments(d)	66,515	23,970	68	—	90,553
Derivative payables:
Interest rate	1,206	335,401	2,106	(328,490)	10,223
Credit	—	16,100	962	(14,903)	2,159
Foreign exchange	3,583	160,760	1,399	(150,726)	15,016
Equity	—	45,109	5,782	(40,288)	10,603
Commodity	—	25,495	316	(16,022)	9,789
Total derivative payables	4,789	582,865	10,565	(550,429)	47,790
Total trading liabilities	71,304	606,835	10,633	(550,429)	138,343
Accounts payable and other liabilities	2,355	37	19	—	2,411
Beneficial interests issued by consolidated VIEs	—	39	—	—	39
Long-term debt	—	49,608	22,349	—	71,957
Total liabilities measured at fair value on a recurring basis	$73,659	$687,667	$38,638	$(550,429)	$249,535

	Fair value hierarchy			Derivative netting adjustments(f)

December 31, 2018 (in millions)	Level 1	Level 2	Level 3		Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$13,235	$—	$—	$13,235
Securities borrowed	—	5,105	—	—	5,105
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	—	76,249	549	—	76,798
Residential – nonagency	—	1,798	64	—	1,862
Commercial – nonagency	—	1,501	11	—	1,512
Total mortgage-backed securities	—	79,548	624	—	80,172
U.S. Treasury, GSEs and government agencies(a)	51,477	7,702	—	—	59,179
Obligations of U.S. states and municipalities	—	7,121	689	—	7,810
Certificates of deposit, bankers’ acceptances and commercial paper	—	1,214	—	—	1,214
Non-U.S. government debt securities	27,878	27,056	155	—	55,089
Corporate debt securities	—	18,655	334	—	18,989
Loans(b)	—	40,047	1,706	—	41,753
Asset-backed securities	—	2,756	127	—	2,883
Total debt instruments	79,355	184,099	3,635	—	267,089
Equity securities	71,119	482	232	—	71,833
Physical commodities(c)	5,182	1,855	—	—	7,037
Other	—	13,192	301	—	13,493
Total debt and equity instruments(d)	155,656	199,628	4,168	—	359,452
Derivative receivables:
Interest rate	682	266,380	1,642	(245,490)	23,214
Credit	—	19,235	860	(19,483)	612
Foreign exchange	771	166,238	676	(154,235)	13,450
Equity	—	46,777	2,508	(39,339)	9,946
Commodity	—	20,339	131	(13,479)	6,991
Total derivative receivables	1,453	518,969	5,817	(472,026)	54,213
Total trading assets(e)	157,109	718,597	9,985	(472,026)	413,665
Available-for-sale securities:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	—	68,646	—	—	68,646
Residential – nonagency	—	8,519	1	—	8,520
Commercial – nonagency	—	6,654	—	—	6,654
Total mortgage-backed securities	—	83,819	1	—	83,820
U.S. Treasury and government agencies	56,059	—	—	—	56,059
Obligations of U.S. states and municipalities	—	37,723	—	—	37,723
Certificates of deposit	—	75	—	—	75
Non-U.S. government debt securities	15,313	8,789	—	—	24,102
Corporate debt securities	—	1,918	—	—	1,918
Asset-backed securities:
Collateralized loan obligations	—	19,437	—	—	19,437
Other	—	7,260	—	—	7,260
Total available-for-sale securities	71,372	159,021	1	—	230,394
Loans	—	3,029	122	—	3,151
Mortgage servicing rights	—	—	6,130	—	6,130
Other assets(e)	7,810	195	927	—	8,932
Total assets measured at fair value on a recurring basis	$236,291	$899,182	$17,165	$(472,026)	$680,612
Deposits	$—	$19,048	$4,169	$—	$23,217
Federal funds purchased and securities loaned or sold under repurchase agreements	—	935	—	—	935
Short-term borrowings	—	5,607	1,523	—	7,130
Trading liabilities:
Debt and equity instruments(d)	80,199	22,755	50	—	103,004
Derivative payables:
Interest rate	1,526	239,576	1,680	(234,998)	7,784
Credit	—	19,309	967	(18,609)	1,667
Foreign exchange	695	163,549	973	(152,432)	12,785
Equity	—	46,462	4,733	(41,034)	10,161
Commodity	—	21,158	1,260	(13,046)	9,372
Total derivative payables	2,221	490,054	9,613	(460,119)	41,769
Total trading liabilities	82,420	512,809	9,663	(460,119)	144,773
Accounts payable and other liabilities	3,063	196	10	—	3,269
Beneficial interests issued by consolidated VIEs	—	27	1	—	28
Long-term debt	—	35,468	19,418	—	54,886
Total liabilities measured at fair value on a recurring basis	$85,483	$574,090	$34,784	$(460,119)	$234,238

(a)	At September 30, 2019, and December 31, 2018, included total U.S. GSE obligations of $133.6 billion and $92.3 billion, respectively, which were mortgage-related.

(b)
At September 30, 2019, and December 31, 2018, included within trading loans were $16.1 billion and $13.2 billion, respectively, of residential first-lien mortgages, and $4.2 billion and $2.3 billion, respectively, of commercial first-lien mortgages. Residential mortgage loans include conforming mortgage loans originated with the intent to sell to U.S. GSEs and government agencies of $10.3 billion and $7.6 billion, respectively.

(c)
Physical commodities inventories are generally accounted for at the lower of cost or net realizable value. “Net realizable value” is a term defined in U.S. GAAP as not exceeding fair value less costs to sell (“transaction costs”). Transaction costs for the Firm’s physical commodities inventories are either not applicable or immaterial to the value of the inventory. Therefore, net realizable value approximates fair value for the Firm’s physical commodities inventories. When fair value hedging has been applied (or when net realizable value is below cost), the carrying value of physical commodities approximates fair value, because under fair value hedge accounting, the cost basis is adjusted for changes in fair value. Refer to Note 4 for a further discussion of the Firm’s hedge accounting relationships. To provide consistent fair value disclosure information, all physical commodities inventories have been included in each period presented.

(d)	Balances reflect the reduction of securities owned (long positions) by the amount of identical securities sold but not yet purchased (short positions).

(e)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient are not required to be classified in the fair value hierarchy. At September 30, 2019, and December 31, 2018, the fair values of these investments, which include certain hedge funds, private equity funds, real estate and other funds, were $714 million and $747 million, respectively. Included in these balances at September 30, 2019, and December 31, 2018, were trading assets of $48 million and $49 million, respectively, and other assets of $666 million and $698 million, respectively.

(f)
As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists. The level 3 balances would be reduced if netting were applied, including the netting benefit associated with cash collateral.

Level 3 valuations
Refer to Note 2 of JPMorgan Chase’s 2018 Form 10-K for further information on the Firm’s valuation process and a detailed discussion of the determination of fair value for individual financial instruments.
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
For the Firm’s derivatives and structured notes positions classified within level 3 at September 30, 2019, interest rate correlation inputs used in estimating fair value were concentrated towards the upper end of the range; equity correlation, equity-FX, and equity-IR correlation inputs were concentrated in the middle of the range; commodity correlation inputs were concentrated in the middle of the range; credit correlation inputs were concentrated towards the lower end of the range; and the interest rate-foreign exchange (“IR-FX”) correlation inputs were distributed across the range. In addition, the interest rate spread volatility inputs used in estimating fair value were distributed across the range; equity volatilities and commodity volatilities were concentrated towards the lower end of the range; and forward commodity prices used in estimating the fair value of commodity derivatives were concentrated towards the upper end of the range. Prepayment speed inputs used in estimating the fair value of interest rate derivatives were concentrated towards the lower end of the range. Recovery rate inputs used in estimating the fair value of credit derivatives were distributed across the range; credit spreads and conditional default rates were concentrated towards the lower end of the range; loss severity inputs were concentrated towards the upper end of the range and price inputs were concentrated towards the lower end of the range.

Level 3 inputs(a)
September 30, 2019
Product/Instrument	Fair value (in millions)	Principal valuation technique	Unobservable inputs(g)	Range of input values	Weighted average
Residential mortgage-backed securities and loans(b)	$1,132	Discounted cash flows	Yield	0%	–	19%	5%
Prepayment speed	0%	–	22%	14%
Conditional default rate	0%	–	4%	1%
Loss severity	0%	–	100%	2%
Commercial mortgage-backed securities and loans(c)	147	Market comparables	Price	$0	–	$102	$80
Obligations of U.S. states and municipalities	627	Market comparables	Price	$68	–	$100	$97
Corporate debt securities	484	Market comparables	Price	$4	–	$116	$79
Loans(d)	194	Discounted cash flows	Yield	5%	–	22%	7%
1,115	Market comparables	Price	$12	–	$101	$78
Asset-backed securities	38	Market comparables	Price	$1	–	$100	$53
Net interest rate derivatives	(388)	Option pricing	Interest rate spread volatility	20	bps	–	30	bps
Interest rate correlation	(28)%	–	96%
IR-FX correlation	53%	–	60%
69	Discounted cash flows	Prepayment speed	4%	–	30%
Net credit derivatives	(353)	Discounted cash flows	Credit correlation	30%	–	60%
Credit spread	4	bps	–	1,315	bps
Recovery rate	15%	–	70%
Conditional default rate	2%	–	93%
Loss severity	100%
36	Market comparables	Price	$1	–	$115
Net foreign exchange derivatives	(679)	Option pricing	IR-FX correlation	(58)%	–	60%
(162)	Discounted cash flows	Prepayment speed	9%
Net equity derivatives	(3,468)	Option pricing	Equity volatility	11%	–	82%
Equity correlation	10%	–	98%
Equity-FX correlation	(81)%	–	59%
Equity-IR correlation	25%	–	60%
Net commodity derivatives	(47)	Option pricing	Forward commodity price	$30	–	$ 61 per barrel
Commodity volatility	5%	–	111%
Commodity correlation	(48)%	–	95%
MSRs	4,419	Discounted cash flows	Refer to Note 14
Other assets	303	Discounted cash flows	Credit spread	45	bps	45	bps
Yield	12%	12%
775	Market comparables	Price	$18	–	$115	$36
Long-term debt, short-term borrowings, and deposits(e)	27,986	Option pricing	Interest rate spread volatility	20	bps	–	30	bps
Interest rate correlation	(28)%	–	96%
IR-FX correlation	(58)%	–	60%
Equity correlation	10%	–	98%
Equity-FX correlation	(81)%	–	59%
Equity-IR correlation	25%	–	60%
Other level 3 assets and liabilities, net(f)	229

(a)
The categories presented in the table have been aggregated based upon the product type, which may differ from their classification on the Consolidated balance sheets. Furthermore, the inputs presented for each valuation technique in the table are, in some cases, not applicable to every instrument valued using the technique as the characteristics of the instruments can differ.

(b)	Comprises U.S. GSEs and government agency securities of $811 million, nonagency securities of $24 million and trading loans of $297 million.

(c)	Comprises nonagency securities of $5 million, trading loans of $141 million and non-trading loans of $1 million.

(d)	Comprises trading loans.

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

Changes in and ranges of unobservable inputs
Refer to Note 2 of JPMorgan Chase’s 2018 Form 10-K for a discussion of the impact on fair value of changes in unobservable inputs and the relationships between unobservable inputs as well as a description of attributes of the underlying instruments and external market factors that affect the range of inputs used in the valuation of the Firm’s positions.
Changes in level 3 recurring fair value measurements
The following tables include a rollforward of the Consolidated balance sheets amounts (including changes in fair value) for financial instruments classified by the Firm within level 3 of the fair value hierarchy for the three and nine months ended September 30, 2019 and 2018. When a determination is made to classify a financial instrument within level 3, the determination is based on the significance of the unobservable inputs to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. Also, the Firm risk-manages the observable components of level 3 financial instruments using securities and derivative positions that are classified within level 1 or 2 of the fair value hierarchy; as these level 1 and level 2 risk management instruments are not included below, the gains or losses in the following tables do not reflect the effect of the Firm’s risk management activities related to such level 3 instruments.

	Fair value measurements using significant unobservable inputs
Three months ended September 30, 2019 (in millions)	Fair value at July 1, 2019	Total realized/unrealized gains/(losses)						Transfers into level 3(h)	Transfers (out of) level 3(h)	Fair value at September 30, 2019	Change in unrealized gains/(losses) related to financial instruments held at September 30, 2019
				Purchases(f)	Sales		Settlements(g)
Assets:(a)
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	$617	$(71)		$424	$(104)		$(45)	$—	$(10)	$811	$(70)
Residential – nonagency	42	—		2	(3)		—	—	(17)	24	(1)
Commercial – nonagency	9	—		3	(5)		—	—	(2)	5	—
Total mortgage-backed securities	668	(71)		429	(112)		(45)	—	(29)	840	(71)
U.S. Treasury, GSEs and government agencies	—	—		—	—		—	—	—	—	—
Obligations of U.S. states and municipalities	680	(2)		27	(77)		(1)	—	—	627	(2)
Non-U.S. government debt securities	190	(1)		40	(74)		—	3	(12)	146	(1)
Corporate debt securities	562	45		56	(167)		—	17	(29)	484	3
Loans	1,778	(44)		152	(82)		(132)	211	(137)	1,746	(46)
Asset-backed securities	33	—		11	(2)		(2)	3	(5)	38	(2)
Total debt instruments	3,911	(73)		715	(514)		(180)	234	(212)	3,881	(119)
Equity securities	147	(14)		10	(10)		—	46	(9)	170	(16)
Other	311	18		35	(15)		(15)	—	(2)	332	23
Total trading assets – debt and equity instruments	4,369	(69)	(c)	760	(539)		(195)	280	(223)	4,383	(112)	(c)
Net derivative receivables:(b)
Interest rate	(544)	88		39	(15)		53	10	50	(319)	(15)
Credit	(232)	(65)		3	(3)		(23)	3	—	(317)	(68)
Foreign exchange	(193)	(653)		2	(1)		(1)	6	(1)	(841)	(657)
Equity	(2,560)	(382)		174	(118)		(377)	(203)	(2)	(3,468)	(362)
Commodity	(908)	8		22	(69)		6	18	876	(47)	40
Total net derivative receivables	(4,437)	(1,004)	(c)	240	(206)		(342)	(166)	923	(4,992)	(1,062)	(c)
Available-for-sale securities:
Mortgage-backed securities	—	—		1	—		—	—	—	1	—
Asset-backed securities	—	—		—	—		—	—	—	—	—
Total available-for-sale securities	—	—		1	—		—	—	—	1	—
Loans	5	—		—	—		(4)	—	—	1	—
Mortgage servicing rights	5,093	(447)	(d)	388	(359)		(256)	—	—	4,419	(447)	(d)
Other assets	861	(56)	(c)	19	(72)		(6)	—	—	746	(56)	(c)

	Fair value measurements using significant unobservable inputs
Three months ended September 30, 2019 (in millions)	Fair value at July 1, 2019	Total realized/unrealized (gains)/losses						Transfers into level 3(h)	Transfers (out of) level 3(h)	Fair value at September 30, 2019	Change in unrealized (gains)/ losses related to financial instruments held at September 30, 2019
				Purchases	Sales	Issuances	Settlements(g)
Liabilities:(a)
Deposits	$4,066	$—		$—	$—	$153	$(188)	$12	$(407)	$3,636	$16	(c)(e)
Short-term borrowings	2,052	24	(c)(e)	—	—	949	(1,040)	17	(1)	2,001	28	(c)(e)
Trading liabilities – debt and equity instruments	45	—		(5)	25	—	1	2	—	68	—
Accounts payable and other liabilities	92	(6)	(c)	(71)	4	—	—	—	—	19	(2)	(c)
Beneficial interests issued by consolidated VIEs	—	—		—	—	—	—	—	—	—	—
Long-term debt	21,863	187	(c)(e)	—	—	2,230	(1,758)	49	(222)	22,349	89	(c)(e)

	Fair value measurements using significant unobservable inputs
Three months ended September 30, 2018 (in millions)	Fair value at July 1, 2018		Total realized/unrealized gains/(losses)						Transfers into level 3(h)	Transfers (out of) level 3(h)	Fair value at September 30, 2018	Change in unrealized gains/(losses) related to financial instruments held at September 30, 2018
					Purchases(f)	Sales		Settlements(g)
Assets:(a)
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	$478		$2		$14	$(28)		$(17)	$83	$(3)	$529	$—
Residential – nonagency	87		1		—	(6)		(3)	18	(20)	77	1
Commercial – nonagency	18		(1)		—	—			9	(13)	13	(1)
Total mortgage-backed securities	583		2		14	(34)		(20)	110	(36)	619	—
U.S. Treasury, GSEs and government agencies	—		—		—	—		—	—	—	—	—
Obligations of U.S. states and municipalities	736		8		26	(70)		(1)	—	—	699	7
Non-U.S. government debt securities	183		(9)		44	(29)		(2)	1	(24)	164	(9)
Corporate debt securities	274		(2)		156	(87)		(4)	82	(24)	395	(3)
Loans	1,986		17		188	(146)		(199)	48	(361)	1,533	3
Asset-backed securities	87		6		5	(7)		(13)	5	(7)	76	3
Total debt instruments	3,849		22		433	(373)		(239)	246	(452)	3,486	1
Equity securities	288		20		6	(48)			82	(19)	329	(18)
Other	406		30		13	—		(37)	2	(1)	413	10
Total trading assets – debt and equity instruments	4,543		72	(c)	452	(421)		(276)	330	(472)	4,228	(7)	(c)
Net derivative receivables:(b)
Interest rate	489		236		28	(22)		(101)	68	(7)	691	216
Credit	(24)		(19)		1	—		47	6	16	27	(15)
Foreign exchange	(245)		(56)		29	(7)		(49)	(2)	28	(302)	(54)
Equity	(2,578)		(94)		643	(635)		622	(251)	16	(2,277)	(121)
Commodity	(752)		318		—	—		(113)	15	7	(525)	138
Total net derivative receivables	(3,110)		385	(c)	701	(664)		406	(164)	60	(2,386)	164	(c)
Available-for-sale securities:
Mortgage-backed securities	1		—		—	—		—	—	—	1	—
Asset-backed securities	147		—		—	—		(86)	—	—	61	—
Total available-for-sale securities	148		—		—	—		(86)	—	—	62	—
Loans	159		(1)	(c)	1	—		(19)	—	—	140	(1)	(c)
Mortgage servicing rights	6,241		98	(d)	291	(2)		(195)	—	—	6,433	98	(d)
Other assets	1,225		(160)	(c)	2	—		(7)	3	—	1,063	(160)	(c)

	Fair value measurements using significant unobservable inputs
Three months ended September 30, 2018 (in millions)	Fair value at July 1, 2018		Total realized/unrealized (gains)/losses						Transfers into level 3(h)	Transfers (out of) level 3(h)	Fair value at September 30, 2018	Change in unrealized (gains)/losses related to financial instruments held at September 30, 2018
					Purchases	Sales	Issuances	Settlements(g)
Liabilities:(a)
Deposits	$4,305		$(84)	(c)(e)	$—	$—	$517	$(170)	$1	$(129)	$4,440	$(82)	(c)(e)
Short-term borrowings	2,209		(47)	(c)(e)	—	—	713	(885)	6	(25)	1,971	(31)	(c)(e)
Trading liabilities – debt and equity instruments	43		36	(c)	(6)	19	—	(2)	7	(1)	96	36	(c)
Accounts payable and other liabilities	8		1	(c)	—	—	—	—	3	—	12	1	(c)
Beneficial interests issued by consolidated VIEs	1		—		—	—	—	—	—	—	1	—
Long-term debt	17,632	(i)	194	(c)(e)	—	—	3,551	(1,809)	59	(219)	19,408 (i)	192	(c)(e)

	Fair value measurements using significant unobservable inputs
Nine months ended September 30, 2019 (in millions)	Fair value at January 1, 2019	Total realized/unrealized gains/(losses)								Transfers into level 3(h)	Transfers (out of) level 3(h)	Fair value at September 30, 2019	Change in unrealized gains/(losses) related to financial instruments held at September 30, 2019
				Purchases(f)	Sales			Settlements(g)
Assets:(a)
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	$549	$(111)		$747	$(272)			$(83)		$1	$(20)	$811	$(116)
Residential – nonagency	64	25		83	(86)			(20)		15	(57)	24	(1)
Commercial – nonagency	11	2		19	(24)			(14)		15	(4)	5	1
Total mortgage-backed securities	624	(84)		849	(382)			(117)		31	(81)	840	(116)
U.S. Treasury, GSEs and government agencies	—	—		—	—			—		—	—	—	—
Obligations of U.S. states and municipalities	689	12		85	(152)			(7)		—	—	627	13
Non-U.S. government debt securities	155	(2)		228	(231)			—		14	(18)	146	3
Corporate debt securities	334	74		340	(236)			(53)		96	(71)	484	15
Loans	1,706	95		609	(416)			(408)		509	(349)	1,746	44
Asset-backed securities	127	—		30	(81)			(39)		23	(22)	38	(3)
Total debt instruments	3,635	95		2,141	(1,498)			(624)		673	(541)	3,881	(44)
Equity securities	232	(28)		33	(92)			(22)		142	(95)	170	(21)
Other	301	42		50	(16)			(41)		1	(5)	332	55
Total trading assets – debt and equity instruments	4,168	109	(c)	2,224	(1,606)			(687)		816	(641)	4,383	(10)	(c)
Net derivative receivables:(b)
Interest rate	(38)	(575)		86	(102)	(i)		174	(i)	22	114	(319)	(694)
Credit	(107)	(209)		16	(5)			(13)		7	(6)	(317)	(169)
Foreign exchange	(297)	(840)		13	(18)			294		(19)	26	(841)	(815)
Equity	(2,225)	328		335	(573)			(1,062)		(418)	147	(3,468)	(1,193)
Commodity	(1,129)	370		32	(240)			51		2	867	(47)	634
Total net derivative receivables	(3,796)	(926)	(c)	482	(938)			(556)		(406)	1,148	(4,992)	(2,237)	(c)
Available-for-sale securities:
Mortgage-backed securities	1	—		1	—			(1)		—	—	1	—
Asset-backed securities	—	—		—	—			—		—	—	—	—
Total available-for-sale securities	1	—		1	—			(1)		—	—	1	—
Loans	122	4	(c)	—	—			(125)		—	—	1	—
Mortgage servicing rights	6,130	(1,572)	(d)	1,250	(687)			(702)		—	—	4,419	(1,572)	(d)
Other assets	927	(152)	(c)	170	(160)			(33)		1	(7)	746	(145)	(c)

	Fair value measurements using significant unobservable inputs
Nine months ended September 30, 2019 (in millions)	Fair value at January 1, 2019	Total realized/unrealized (gains)/losses								Transfers into level 3(h)	Transfers (out of) level 3(h)	Fair value at September 30, 2019	Change in unrealized (gains)/ losses related to financial instruments held at September 30, 2019
				Purchases	Sales		Issuances	Settlements(g)
Liabilities:(a)
Deposits	$4,169	$241	(c)(e)	$—	$—		$580	$(504)		$12	$(862)	$3,636	$250	(c)(e)
Short-term borrowings	1,523	142	(c)(e)	—	—		2,637	(2,265)		85	(121)	2,001	74	(c)(e)
Trading liabilities – debt and equity instruments	50	—		(12)	41		—	1		9	(21)	68	(1)	(c)
Accounts payable and other liabilities	10	(7)	(c)	(79)	94		—	—		1	—	19	4	(c)
Beneficial interests issued by consolidated VIEs	1	(1)	(c)	—	—		—	—		—	—	—	—
Long-term debt	19,418	1,915	(c)(e)	—	—		6,929	(5,675)		522	(760)	22,349	2,010	(c)(e)

	Fair value measurements using significant unobservable inputs
Nine months ended September 30, 2018 (in millions)	Fair value at January 1, 2018	Total realized/unrealized gains/(losses)								Transfers into level 3(h)	Transfers (out of) level 3(h)	Fair value at September 30, 2018	Change in unrealized gains/(losses) related to financial instruments held at September 30, 2018
				Purchases(f)	Sales			Settlements(g)
Assets:(a)
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	$307	$5		$348	$(126)			$(56)		$92	$(41)	$529	$3
Residential – nonagency	60	1		45	(19)			(6)		58	(62)	77	4
Commercial – nonagency	11	2		7	(8)			(13)		30	(16)	13	(1)
Total mortgage-backed securities	378	8		400	(153)			(75)		180	(119)	619	6
U.S. Treasury, GSEs and government agencies	1	—		—	—			—		—	(1)	—	—
Obligations of U.S. states and municipalities	744	(3)		107	(70)			(79)		—	—	699	(3)
Non-U.S. government debt securities	78	(19)		395	(213)			(2)		18	(93)	164	(18)
Corporate debt securities	312	(6)		297	(227)			(15)		249	(215)	395	(1)
Loans	2,719	58		1,223	(1,680)			(528)		422	(681)	1,533	(22)
Asset-backed securities	153	15		64	(29)			(53)		18	(92)	76	8
Total debt instruments	4,385	53		2,486	(2,372)			(752)		887	(1,201)	3,486	(30)
Equity securities	295	(1)		99	(108)			(1)		86	(41)	329	11
Other	690	(209)		47	(40)			(75)		3	(3)	413	(250)
Total trading assets – debt and equity instruments	5,370	(157)	(c)	2,632	(2,520)			(828)		976	(1,245)	4,228	(269)	(c)
Net derivative receivables:(b)
Interest rate	264	576		83	(77)			(234)		40	39	691	498
Credit	(35)	19		3	(7)			22		5	20	27	7
Foreign exchange	(396)	184		42	(15)			(46)		(114)	43	(302)	42
Equity	(3,409)	688		1,467	(1,919)			1,043		(324)	177	(2,277)	31
Commodity	(674)	468		—	—			(287)		7	(39)	(525)	158
Total net derivative receivables	(4,250)	1,935	(c)	1,595	(2,018)			498		(386)	240	(2,386)	736	(c)
Available-for-sale securities:
Mortgage-backed securities	1	—		—	—			—		—	—	1	—
Asset-backed securities	276	1		—	—			(216)		—	—	61	1
Total available-for-sale securities	277	1	(j)	—	—			(216)		—	—	62	1	(j)
Loans	276	(5)	(c)	123	—			(180)		—	(74)	140	(5)	(c)
Mortgage servicing rights	6,030	576	(d)	770	(401)			(542)		—	—	6,433	576	(d)
Other assets	1,265	(210)	(c)	49	(16)			(28)		4	(1)	1,063	(217)	(c)

	Fair value measurements using significant unobservable inputs
Nine months ended September 30, 2018 (in millions)	Fair value at January 1, 2018	Total realized/unrealized (gains)/losses								Transfers into level 3(h)	Transfers (out of) level 3(h)	Fair value at September 30, 2018	Change in unrealized (gains)/losses related to financial instruments held at September 30, 2018
				Purchases	Sales	Issuances		Settlements(g)
Liabilities:(a)
Deposits	$4,142	$(125)	(c)(e)	$—	$—	$1,272		$(425)		$2	$(426)	$4,440	$(115)	(c)(e)
Short-term borrowings	1,665	(229)	(c)(e)	—	—	2,783		(2,245)		61	(64)	1,971	26	(c)(e)
Trading liabilities – debt and equity instruments	39	28	(c)	(68)	95	—		(1)		9	(6)	96	11	(c)
Accounts payable and other liabilities	13	—		(6)	1	—		—		4	—	12	—
Beneficial interests issued by consolidated VIEs	39	—		—	—	—		(38)		—	—	1	—
Long-term debt	16,125	(396)	(c)(e)	—	—	9,792	(i)	(6,195)	(i)	653	(571)	19,408 (i)	(576)	(c)(e)

(a)
Level 3 assets as a percentage of total Firm assets accounted for at fair value (including assets measured at fair value on a nonrecurring basis) were 2% and 3% at September 30, 2019 and December 31, 2018, respectively. Level 3 liabilities as a percentage of total Firm liabilities accounted for at fair value (including liabilities measured at fair value on a nonrecurring basis) were 15% at both September 30, 2019 and December 31, 2018, respectively.

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

(e)
Realized (gains)/losses due to DVA for fair value option elected liabilities are reported in principal transactions revenue, and they were not material for the three and nine months ended September 30, 2019 and 2018, respectively. Unrealized (gains)/losses are reported in OCI, and they were $(62) million and $123 million for the three months ended September 30, 2019 and 2018, respectively and $108 million for the nine months ended September 30, 2019 and were not material for the nine months ended September 30, 2018.

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

(j)
Realized gains/(losses) on AFS securities, as well as other-than-temporary impairment (“OTTI”) losses that are recorded in earnings, are reported in investment securities gains/(losses). Unrealized gains/(losses) are reported in OCI. There were no realized gains/(losses) recorded in income on AFS securities for the three and nine months ended September 30, 2019 and 2018, respectively. Unrealized gains/(losses) recorded on AFS securities in OCI were zero for both the three months ended September 30, 2019 and 2018, respectively and zero and $1 million for the nine months ended September 30, 2019 and 2018, respectively.

Level 3 analysis
Consolidated balance sheets changes
Level 3 assets, including assets measured at fair value on a nonrecurring basis, were 0.6% of total Firm assets at September 30, 2019. The following describes significant changes to level 3 assets since December 31, 2018, for those items measured at fair value on a recurring basis. Refer to Assets and liabilities measured at fair value on a nonrecurring basis on page 97 for further information on changes impacting items measured at fair value on a nonrecurring basis.
Three and nine months ended September 30, 2019
Level 3 assets were $15.1 billion at September 30, 2019, reflecting a decrease of $1.4 billion and $2.0 billion from June 30, 2019 and December 31, 2018, respectively.
The decrease for the three months ended September 30, 2019 was predominantly driven by a reduction of $674 million in MSRs and a reduction of $619 million in gross equity derivative receivables due to settlements.
The decrease for the nine months ended September 30, 2019 was predominantly driven by a reduction of approximately $1.7 billion in MSRs. Refer to the Gains and losses section below for additional information.
Transfers between levels for instruments carried at fair value on a recurring basis
For both the three and nine months ended September 30, 2019, there were no individually significant transfers from level 2 to level 3.
For the three and nine months ended September 30, 2019, individually significant transfers from level 3 to level 2 included $906 million and $927 million, respectively of gross commodities derivative payables as a result of an increase in observability.
For the three months ended September 30, 2018, there were no individually significant transfers from level 2 to level 3.

For the nine months ended September 30, 2018, significant transfers from level 2 to level 3 included the following:

•	$1.0 billion of gross equity derivative payables as a result of a decrease in observability and an increase in the significance of unobservable inputs.
For the three months ended September 30, 2018, there were no individually significant transfers from level 3 to level 2.
For the nine months ended September 30, 2018, significant transfers from level 3 to level 2 included the following:

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
Gains and losses
The following describes significant components of total realized/unrealized gains/(losses) for instruments measured at fair value on a recurring basis for the periods indicated. These amounts exclude any effects of the Firm’s risk management activities where the financial instruments are classified as level 1 and 2 of the fair value hierarchy. Refer to Changes in level 3 recurring fair value measurements rollforward tables on pages 90–95 for further information on these instruments.

Three months ended September 30, 2019

•
$1.6 billion of net losses on assets, predominantly driven by net derivative receivables due to market movements and MSRs largely reflecting faster prepayment speeds on lower rates. Refer to Note 14 for information on MSRs.

•	$205 million of net losses on liabilities, none of which were individually significant.
Three months ended September 30, 2018

•	$394 million of net gains on assets and $100 million of net gains on liabilities, none of which were individually significant.
Nine months ended September 30, 2019

•
$2.5 billion of net losses on assets, driven by net derivative receivables due to market movements and MSRs reflecting faster prepayment speeds on lower rates. Refer to Note 14 for information on MSRs.

•	$2.3 billion of net losses on liabilities, predominantly driven by market movements in long-term debt.
Nine months ended September 30, 2018

•	$2.1 billion of net gains on assets predominantly driven by market movements in derivative receivables.

•	$722 million of net gains on liabilities, none of which were individually significant.
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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
Credit and funding adjustments:
Derivatives CVA	$55	$66	$71	$223
Derivatives FVA	(83)	88	(20)	102

Refer to Note 2 of JPMorgan Chase’s 2018 Form 10-K for further information about both credit and funding adjustments, as well as information about valuation adjustments on fair value option elected liabilities.

Assets and liabilities measured at fair value on a nonrecurring basis
The following tables present the assets held as of September 30, 2019 and 2018, respectively, for which a nonrecurring fair value adjustment was recorded during the nine months ended September 30, 2019 and 2018, respectively, by major product category and fair value hierarchy.

	Fair value hierarchy					Total fair value
September 30, 2019 (in millions)	Level 1	Level 2		Level 3
Loans	$—	$5,338	(b)	$246	(c)	$5,584
Other assets(a)	—	18		775		793
Total assets measured at fair value on a nonrecurring basis	$—	$5,356		$1,021		$6,377

	Fair value hierarchy			Total fair value
September 30, 2018 (in millions)	Level 1	Level 2	Level 3
Loans	$—	$492	$243	$735
Other assets	—	216	826	1,042
Total assets measured at fair value on a nonrecurring basis	$—	$708	$1,069	$1,777

(a)
Primarily includes equity securities without readily determinable fair values that were adjusted based on observable price changes in orderly transactions from an identical or similar investment of the same issuer (measurement alternative). Of the $775 million in level 3 assets measured at fair value on a nonrecurring basis as of September 30, 2019, $638 million related to such equity securities. These equity securities are classified as level 3 due to the infrequency of the observable prices and/or the restrictions on the shares.

(b)	Primarily includes certain mortgage loans that were reclassified to held-for-sale.

(c)
Of the $246 million in level 3 assets measured at fair value on a nonrecurring basis as of September 30, 2019, $200 million related to residential real estate loans carried at the net realizable value of the underlying collateral (e.g., collateral-dependent loans and other loans charged off in accordance with regulatory guidance). These amounts are classified as level 3 as they are valued using information from broker’s price opinions, appraisals and automated valuation models and discounted based upon the Firm’s experience with actual liquidation values. These discounts ranged from 14% to 49% with a weighted average of 29%.

There were no material liabilities measured at fair value on a nonrecurring basis at September 30, 2019 and 2018.
Nonrecurring fair value changes
The following table presents the total change in value of assets for which a fair value adjustment has been recognized for the three and nine months ended September 30, 2019 and 2018, related to assets held at those dates.

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2019		2018	2019		2018
Loans	$(142)	(b)	$(22)	$(232)	(b)	$(36)
Other assets(a)	23		(117)	123		383
Total nonrecurring fair value gains/(losses)	$(119)		$(139)	$(109)		$347

(a)
Included $34 million and $(113) million for the three months ended September 30, 2019 and 2018, respectively and $132 million and $384 million for the nine months ended September 30, 2019 and 2018, respectively, of net gains as a result of the measurement alternative.

(b)	Primarily includes the impact of certain mortgage loans that were reclassified to held-for-sale.

Refer to Note 12 of JPMorgan Chase’s 2018 Form 10-K for further information about the measurement of impaired collateral-dependent loans, and other loans where the carrying value is based on the fair value of the underlying collateral (e.g., residential mortgage loans charged off in accordance with regulatory guidance).

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
The following table presents the carrying value of equity securities without readily determinable fair values still held as of September 30, 2019 and 2018, that are measured under the measurement alternative and the related adjustments recorded during the periods presented for those securities with observable price changes. These securities are included in the nonrecurring fair value tables when applicable price changes are observable.

	Three months ended		Nine months ended
	September 30,		September 30,
As of or for the period ended,
(in millions)	2019	2018	2019	2018
Other assets
Carrying value(a)	$2,771	$1,801	$2,771	$1,801
Upward carrying value changes(b)	34	14	169	540
Downward carrying value changes/impairment(c)	—	(127)	(37)	(156)

(a)	The carrying value as of December 31, 2018 was $1.5 billion.

(b)	The cumulative upward carrying value changes between January 1, 2018 and September 30, 2019 were $479 million.

(c)	The cumulative downward carrying value changes/impairment between January 1, 2018 and September 30, 2019 were $(197) million.
Included in other assets above is the Firm’s interest in approximately 40 million Visa Class B shares, recorded at a nominal carrying value. These shares are subject to certain transfer restrictions currently and will be convertible into Visa Class A shares upon final resolution of certain litigation matters involving Visa. The conversion rate of Visa Class B shares into Visa Class A shares is 1.6228 at September 30, 2019, and may be adjusted by Visa depending on developments related to the litigation matters.

Additional disclosures about the fair value of financial instruments that are not carried on the Consolidated balance sheets at fair value
The following table presents by fair value hierarchy classification the carrying values and estimated fair values at September 30, 2019, and December 31, 2018, of financial assets and liabilities, excluding financial instruments that are carried at fair value on a recurring basis, and their classification within the fair value hierarchy.

	September 30, 2019					December 31, 2018
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value
Financial assets
Cash and due from banks	$21.2	$21.2	$—	$—	$21.2	$22.3	$22.3	$—	$—	$22.3
Deposits with banks	235.4	235.4	—	—	235.4	256.5	256.5	—	—	256.5
Accrued interest and accounts receivable	87.9	—	87.9	—	87.9	72.0	—	71.9	0.1	72.0
Federal funds sold and securities purchased under resale agreements	243.7	—	243.7	—	243.7	308.4	—	308.4	—	308.4
Securities borrowed	132.6	—	132.6	—	132.6	106.9	—	106.9	—	106.9
Investment securities, held-to-maturity	40.8	—	42.4	—	42.4	31.4	—	31.5	—	31.5
Loans, net of allowance for loan losses(a)	926.2	—	218.9	720.7	939.6	968.0	—	241.5	728.5	970.0
Other	60.6	—	59.8	0.9	60.7	60.5	—	59.6	1.0	60.6
Financial liabilities
Deposits	$1,495.9	$—	$1,496.3	$—	$1,496.3	$1,447.4	$—	$1,447.5	$—	$1,447.5
Federal funds purchased and securities loaned or sold under repurchase agreements	246.8	—	246.8	—	246.8	181.4	—	181.4	—	181.4
Short-term borrowings	42.4	—	42.4	—	42.4	62.1	—	62.1	—	62.1
Accounts payable and other liabilities	181.5	0.7	177.0	3.4	181.1	160.6	0.2	157.0	3.0	160.2
Beneficial interests issued by consolidated VIEs	18.5	—	18.5	—	18.5	20.2	—	20.2	—	20.2
Long-term debt and junior subordinated deferrable interest debentures	224.3	—	223.5	3.4	226.9	227.1	—	224.6	3.3	227.9

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

	September 30, 2019					December 31, 2018
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value(a)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value(a)	Level 1	Level 2	Level 3	Total estimated fair value(b)
Wholesale lending-related commitments	$1.1	$—	$—	$1.9	$1.9	$1.0	$—	$—	$1.9	$1.9

(a)	Excludes the current carrying values of the guarantee liability and the offsetting asset, each of which is recognized at fair value at the inception of the guarantees.

(b)	The prior period amounts have been revised to conform with the current period presentation.
The Firm does not estimate the fair value of consumer lending-related commitments. In many cases, the Firm can reduce or cancel these commitments by providing the borrower notice or, in some cases as permitted by law, without notice. Refer to page 161 of JPMorgan Chase’s 2018 Form 10-K for a further discussion of the valuation of lending-related commitments.

Note 3 – Fair value option
Refer to Note 3 of JPMorgan Chase’s 2018 Form 10-K for a discussion of the primary financial instruments for which the fair value option was elected, including the basis for those elections and the determination of instrument-specific credit risk, where relevant.
Changes in fair value under the fair value option election
The following table presents the changes in fair value included in the Consolidated statements of income for the three months ended September 30, 2019 and 2018, for items for which the fair value option was elected. The profit and loss information presented below only includes the financial instruments that were elected to be measured at fair value; related risk management instruments, which are required to be measured at fair value, are not included in the table.

	Three months ended September 30,
	2019				2018
(in millions)	Principal transactions	All other income		Total changes in fair value recorded (e)	Principal transactions	All other income		Total changes in fair value recorded (e)
Federal funds sold and securities purchased under resale agreements	$(23)	$—		$(23)	$(23)	$—		$(23)
Securities borrowed	99	—		99	(24)	—		(24)
Trading assets:
Debt and equity instruments, excluding loans	546	—		546	(45)	5	(c)	(40)
Loans reported as trading assets:
Changes in instrument-specific credit risk	111	(4)	(c)	107	122	1	(c)	123
Other changes in fair value	74	320	(c)	394	(6)	49	(c)	43
Loans:
Changes in instrument-specific credit risk	(4)	—		(4)	(1)	—		(1)
Other changes in fair value	—	—		—	1	—		1
Other assets	(6)	—		(6)	2	16	(d)	18
Deposits(a)	(397)	—		(397)	32	—		32
Federal funds purchased and securities loaned or sold under repurchase agreements	2	—		2	8	—		8
Short-term borrowings(a)	173	—		173	(25)	—		(25)
Trading liabilities	—	—		—	2	—		2
Other liabilities	1	—		1	—	—		—
Long-term debt(a)(b)	(614)	—		(614)	259	—		259

	Nine months ended September 30,
	2019				2018
(in millions)	Principal transactions	All other income		Total changes in fair value recorded (e)	Principal transactions	All other income		Total changes in fair value recorded (e)
Federal funds sold and securities purchased under resale agreements	$10	$—		$10	$(49)	$—		$(49)
Securities borrowed	179	—		179	(22)	—		(22)
Trading assets:
Debt and equity instruments, excluding loans	2,104	—		2,104	(490)	6	(c)	(484)
Loans reported as trading assets:
Changes in instrument-specific credit risk	558	1	(c)	559	458	5	(c)	463
Other changes in fair value	274	885	(c)	1,159	64	24	(c)	88
Loans:
Changes in instrument-specific credit risk	(12)	—		(12)	(2)	—		(2)
Other changes in fair value	1	—		1	(1)	—		(1)
Other assets	(3)	3	(d)	—	4	6	(d)	10
Deposits(a)	(1,589)	—		(1,589)	371	—		371
Federal funds purchased and securities loaned or sold under repurchase agreements	(18)	—		(18)	27	—		27
Short-term borrowings(a)	(601)	—		(601)	86	—		86
Trading liabilities	5	—		5	1	—		1
Other liabilities	(7)	—		(7)	—	—		—
Long-term debt(a)(b)	(5,220)	—		(5,220)	1,486	—		1,486

(a)
Unrealized gains/(losses) due to instrument-specific credit risk (DVA) for liabilities for which the fair value option has been elected is recorded in OCI, while realized gains/(losses) are recorded in principal transactions revenue. Realized gains/(losses) due to instrument-specific credit risk recorded in principal transactions revenue were not material for the three and nine months ended September 30, 2019 and 2018, respectively.

(b)
Long-term debt measured at fair value predominantly relates to structured notes. Although the risk associated with the structured notes is actively managed, the gains/(losses) reported in this table do not include the income statement impact of the risk management instruments used to manage such risk.

(c)	Reported in mortgage fees and related income.

(d)	Reported in other income.

(e)
Changes in fair value exclude contractual interest, which is included in interest income and interest expense for all instruments other than hybrid financial instruments. Refer to Note 6 for further information regarding interest income and interest expense.

Difference between aggregate fair value and aggregate remaining contractual principal balance outstanding
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of September 30, 2019, and December 31, 2018, for loans, long-term debt and long-term beneficial interests for which the fair value option has been elected.

	September 30, 2019				December 31, 2018
(in millions)	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding
Loans(a)
Nonaccrual loans
Loans reported as trading assets	$3,884		$1,151	$(2,733)	$4,240		$1,350	$(2,890)
Loans	181		151	(30)	39		—	(39)
Subtotal	4,065		1,302	(2,763)	4,279		1,350	(2,929)
All other performing loans
Loans reported as trading assets	45,315		43,903	(1,412)	42,215		40,403	(1,812)
Loans	5,686		5,609	(77)	3,186		3,151	(35)
Total loans	$55,066		$50,814	$(4,252)	$49,680		$44,904	$(4,776)
Long-term debt
Principal-protected debt	$40,750	(c)	$37,635	$(3,115)	$32,674	(c)	$28,718	$(3,956)
Nonprincipal-protected debt(b)	NA		34,322	NA	NA		26,168	NA
Total long-term debt	NA		$71,957	NA	NA		$54,886	NA
Long-term beneficial interests
Nonprincipal-protected debt(b)	NA		$39	NA	NA		$28	NA
Total long-term beneficial interests	NA		$39	NA	NA		$28	NA

(a)	There were no performing loans that were ninety days or more past due as of September 30, 2019, and December 31, 2018, respectively.

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

At September 30, 2019, and December 31, 2018, the contractual amount of lending-related commitments for which the fair value option was elected was $6.5 billion and $6.9 billion, respectively, with a corresponding fair value of $(91) million and $(82) million, respectively. Refer to Note 27 of JPMorgan Chase’s 2018 Form 10-K, and Note 22 of this Form 10-Q for further information regarding off-balance sheet lending-related financial instruments.
Structured note products by balance sheet classification and risk component
The following table presents the fair value of structured notes, by balance sheet classification and the primary risk type.

	September 30, 2019				December 31, 2018
(in millions)	Long-term debt	Short-term borrowings	Deposits	Total	Long-term debt	Short-term borrowings	Deposits	Total
Risk exposure
Interest rate	$33,402	$54	$17,547	$51,003	$24,137	$62	$12,372	$36,571
Credit	5,207	817	—	6,024	4,009	995	—	5,004
Foreign exchange	3,570	45	8	3,623	3,169	157	38	3,364
Equity	27,644	5,565	8,190	41,399	21,382	5,422	7,368	34,172
Commodity	504	7	1,352	1,863	372	34	1,207	1,613
Total structured notes	$70,327	$6,488	$27,097	$103,912	$53,069	$6,670	$20,985	$80,724

Note 4 – Derivative instruments
JPMorgan Chase makes markets in derivatives for clients and also uses derivatives to hedge or manage its own risk exposures. Refer to Note 5 of JPMorgan Chase’s 2018 Form 10-K for a further discussion of the Firm’s use of and accounting policies regarding derivative instruments.
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

The following table outlines the Firm’s primary uses of derivatives and the related hedge accounting designation or disclosure category.

Type of Derivative	Use of Derivative	Designation and disclosure	Affected segment or unit	10-Q page reference
Manage specifically identified risk exposures in qualifying hedge accounting relationships:
• Interest rate	Hedge fixed rate assets and liabilities	Fair value hedge	Corporate	109-110
• Interest rate	Hedge floating-rate assets and liabilities	Cash flow hedge	Corporate	111
• Foreign exchange	Hedge foreign currency-denominated assets and liabilities	Fair value hedge	Corporate	109-110
• Foreign exchange	Hedge foreign currency-denominated forecasted revenue and expense	Cash flow hedge	Corporate	111
• Foreign exchange	Hedge the value of the Firm’s investments in non-U.S. dollar functional currency entities	Net investment hedge	Corporate	112
• Commodity	Hedge commodity inventory	Fair value hedge	CIB	109-110
Manage specifically identified risk exposures not designated in qualifying hedge accounting relationships:
• Interest rate	Manage the risk of the mortgage pipeline, warehouse loans and MSRs	Specified risk management	CCB	112
• Credit	Manage the credit risk of wholesale lending exposures	Specified risk management	CIB	112
• Interest rate and foreign exchange	Manage the risk of certain other specified assets and liabilities	Specified risk management	Corporate	112
Market-making derivatives and other activities:
• Various	Market-making and related risk management	Market-making and other	CIB	112
• Various	Other derivatives	Market-making and other	CIB, AWM, Corporate	112

Notional amount of derivative contracts
The following table summarizes the notional amount of derivative contracts outstanding as of September 30, 2019, and December 31, 2018.

	Notional amounts(b)
(in billions)	September 30, 2019	December 31, 2018
Interest rate contracts
Swaps	$25,099	$21,763
Futures and forwards	4,887	3,562
Written options	4,290	3,997
Purchased options	4,697	4,322
Total interest rate contracts	38,973	33,644
Credit derivatives(a)	1,365	1,501
Foreign exchange contracts
Cross-currency swaps	3,886	3,548
Spot, futures and forwards	7,111	5,871
Written options	832	835
Purchased options	852	830
Total foreign exchange contracts	12,681	11,084
Equity contracts
Swaps	389	346
Futures and forwards	131	101
Written options	692	528
Purchased options	632	490
Total equity contracts	1,844	1,465
Commodity contracts
Swaps	148	134
Spot, futures and forwards	218	156
Written options	166	135
Purchased options	153	120
Total commodity contracts	685	545
Total derivative notional amounts	$55,548	$48,239

(a)	Refer to the Credit derivatives discussion on page 113 for more information on volumes and types of credit derivative contracts.

(b)	Represents the sum of gross long and gross short third-party notional derivative contracts.
While the notional amounts disclosed above give an indication of the volume of the Firm’s derivatives activity, the notional amounts significantly exceed, in the Firm’s view, the possible losses that could arise from such transactions. For most derivative contracts, the notional amount is not exchanged; it is used simply as a reference to calculate payments.

Impact of derivatives on the Consolidated balance sheets
The following table summarizes information on derivative receivables and payables (before and after netting adjustments) that are reflected on the Firm’s Consolidated balance sheets as of September 30, 2019, and December 31, 2018, by accounting designation (e.g., whether the derivatives were designated in qualifying hedge accounting relationships or not) and contract type.

Free-standing derivative receivables and payables(a)
	Gross derivative receivables				Gross derivative payables
September 30, 2019 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables(b)	Not designated as hedges	Designated as hedges	Total derivative payables	Net derivative payables(b)
Trading assets and liabilities
Interest rate	$375,082	$851	$375,933	$28,507	$338,711	$2	$338,713	$10,223
Credit	15,717	—	15,717	838	17,062	—	17,062	2,159
Foreign exchange	162,364	768	163,132	12,681	164,583	1,159	165,742	15,016
Equity	46,378	—	46,378	7,409	50,891	—	50,891	10,603
Commodity	20,985	253	21,238	6,142	25,470	341	25,811	9,789
Total fair value of trading assets and liabilities	$620,526	$1,872	$622,398	$55,577	$596,717	$1,502	$598,219	$47,790

	Gross derivative receivables				Gross derivative payables
December 31, 2018 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables(b)	Not designated as hedges	Designated as hedges	Total derivative payables	Net derivative payables(b)
Trading assets and liabilities
Interest rate	$267,871	$833	$268,704	$23,214	$242,782	$—	$242,782	$7,784
Credit	20,095	—	20,095	612	20,276	—	20,276	1,667
Foreign exchange	167,057	628	167,685	13,450	164,392	825	165,217	12,785
Equity	49,285	—	49,285	9,946	51,195	—	51,195	10,161
Commodity	20,223	247	20,470	6,991	22,297	121	22,418	9,372
Total fair value of trading assets and liabilities	$524,531	$1,708	$526,239	$54,213	$500,942	$946	$501,888	$41,769

(a)	Balances exclude structured notes for which the fair value option has been elected. Refer to Note 3 for further information.

(b)
As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral receivables and payables when a legally enforceable master netting agreement exists.

Derivatives netting
The following tables present, as of September 30, 2019, and December 31, 2018, gross and net derivative receivables and payables by contract and settlement type. Derivative receivables and payables, as well as the related cash collateral from the same counterparty have been netted on the Consolidated balance sheets where the Firm has obtained an appropriate legal opinion with respect to the master netting agreement. Where such a legal opinion has not been either sought or obtained, amounts are not eligible for netting on the Consolidated balance sheets, and those derivative receivables and payables are shown separately in the tables below.
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

	September 30, 2019				December 31, 2018
(in millions)	Gross derivative receivables	Amounts netted on the Consolidated balance sheets	Net derivative receivables		Gross derivative receivables	Amounts netted on the Consolidated balance sheets	Net derivative receivables
U.S. GAAP nettable derivative receivables
Interest rate contracts:
Over-the-counter (“OTC”)	$356,075	$(332,566)	$23,509		$258,227	$(239,498)	$18,729
OTC–cleared	14,438	(14,343)	95		6,404	(5,856)	548
Exchange-traded(a)	577	(517)	60		322	(136)	186
Total interest rate contracts	371,090	(347,426)	23,664		264,953	(245,490)	19,463
Credit contracts:
OTC	11,168	(10,682)	486		12,648	(12,261)	387
OTC–cleared	4,321	(4,197)	124		7,267	(7,222)	45
Total credit contracts	15,489	(14,879)	610		19,915	(19,483)	432
Foreign exchange contracts:
OTC	160,181	(150,271)	9,910		163,862	(153,988)	9,874
OTC–cleared	176	(174)	2		235	(226)	9
Exchange-traded(a)	20	(6)	14		32	(21)	11
Total foreign exchange contracts	160,377	(150,451)	9,926		164,129	(154,235)	9,894
Equity contracts:
OTC	22,195	(20,281)	1,914		26,178	(23,879)	2,299
Exchange-traded(a)	21,678	(18,688)	2,990		18,876	(15,460)	3,416
Total equity contracts	43,873	(38,969)	4,904		45,054	(39,339)	5,715
Commodity contracts:
OTC	7,714	(5,954)	1,760		7,448	(5,261)	2,187
OTC–cleared	26	(25)	1		—	—	—
Exchange-traded(a)	9,151	(9,117)	34		8,815	(8,218)	597
Total commodity contracts	16,891	(15,096)	1,795		16,263	(13,479)	2,784
Derivative receivables with appropriate legal opinion	607,720	(566,821)	40,899	(d)	510,314	(472,026)	38,288	(d)
Derivative receivables where an appropriate legal opinion has not been either sought or obtained	14,678		14,678		15,925		15,925
Total derivative receivables recognized on the Consolidated balance sheets	$622,398		$55,577		$526,239		$54,213
Collateral not nettable on the Consolidated balance sheets(b)(c)			(13,224)				(13,046)
Net amounts			$42,353				$41,167

	September 30, 2019				December 31, 2018
(in millions)	Gross derivative payables	Amounts netted on the Consolidated balance sheets	Net derivative payables		Gross derivative payables	Amounts netted on the Consolidated balance sheets	Net derivative payables
U.S. GAAP nettable derivative payables
Interest rate contracts:
OTC	$321,553	$(313,017)	$8,536		$233,404	$(228,369)	$5,035
OTC–cleared	15,176	(14,960)	216		7,163	(6,494)	669
Exchange-traded(a)	585	(513)	72		210	(135)	75
Total interest rate contracts	337,314	(328,490)	8,824		240,777	(234,998)	5,779
Credit contracts:
OTC	13,130	(11,254)	1,876		13,412	(11,895)	1,517
OTC–cleared	3,797	(3,649)	148		6,716	(6,714)	2
Total credit contracts	16,927	(14,903)	2,024		20,128	(18,609)	1,519
Foreign exchange contracts:
OTC	162,336	(150,537)	11,799		160,930	(152,161)	8,769
OTC–cleared	190	(185)	5		274	(268)	6
Exchange-traded(a)	14	(4)	10		16	(3)	13
Total foreign exchange contracts	162,540	(150,726)	11,814		161,220	(152,432)	8,788
Equity contracts:
OTC	27,010	(21,600)	5,410		29,437	(25,544)	3,893
Exchange-traded(a)	20,365	(18,688)	1,677		16,285	(15,490)	795
Total equity contracts	47,375	(40,288)	7,087		45,722	(41,034)	4,688
Commodity contracts:
OTC	10,450	(6,874)	3,576		8,930	(4,838)	4,092
OTC–cleared	25	(25)	—		—	—	—
Exchange-traded(a)	10,004	(9,123)	881		8,259	(8,208)	51
Total commodity contracts	20,479	(16,022)	4,457		17,189	(13,046)	4,143
Derivative payables with appropriate legal opinion	584,635	(550,429)	34,206	(d)	485,036	(460,119)	24,917	(d)
Derivative payables where an appropriate legal opinion has not been either sought or obtained	13,584		13,584		16,852		16,852
Total derivative payables recognized on the Consolidated balance sheets	$598,219		$47,790		$501,888		$41,769
Collateral not nettable on the Consolidated balance sheets(b)(c)			(9,236)				(4,449)
Net amounts			$38,554				$37,320

(a)	Exchange-traded derivative balances that relate to futures contracts are settled daily.

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

(d)
Net derivatives receivable included cash collateral netted of $78.8 billion and $55.2 billion at September 30, 2019, and December 31, 2018, respectively. Net derivatives payable included cash collateral netted of $62.4 billion and $43.3 billion at September 30, 2019, and December 31, 2018, respectively. Derivative cash collateral relates to OTC and OTC-cleared derivative instruments.

Liquidity risk and credit-related contingent features
Refer to Note 5 of JPMorgan Chase’s 2018 Form 10-K for a more detailed discussion of liquidity risk and credit-related contingent features related to the Firm’s derivative contracts.
The following table shows the aggregate fair value of net derivative payables related to OTC and OTC-cleared derivatives that contain contingent collateral or termination features that may be triggered upon a ratings downgrade, and the associated collateral the Firm has posted in the normal course of business, at September 30, 2019, and December 31, 2018.

OTC and OTC-cleared derivative payables containing downgrade triggers
(in millions)	September 30, 2019	December 31, 2018
Aggregate fair value of net derivative payables	$15,466	$9,396
Collateral posted	14,388	8,907

The following table shows the impact of a single-notch and two-notch downgrade of the long-term issuer ratings of JPMorgan Chase & Co. and its subsidiaries, predominantly JPMorgan Chase Bank, N.A., at September 30, 2019, and December 31, 2018, related to OTC and OTC-cleared derivative contracts with contingent collateral or termination features that may be triggered upon a ratings downgrade. Derivatives contracts generally require additional collateral to be posted or terminations to be triggered when the predefined threshold rating is breached. A downgrade by a single rating agency that does not result in a rating lower than a preexisting corresponding rating provided by another major rating agency will generally not result in additional collateral, (except in certain instances in which additional initial margin may be required upon a ratings downgrade), nor in termination payments requirements. The liquidity impact in the table is calculated based upon a downgrade below the lowest current rating of the rating agencies referred to in the derivative contract.

Liquidity impact of downgrade triggers on OTC and OTC-cleared derivatives
	September 30, 2019		December 31, 2018
(in millions)	Single-notch downgrade	Two-notch downgrade	Single-notch downgrade	Two-notch downgrade
Amount of additional collateral to be posted upon downgrade(a)	$223	$1,420	$76	$947
Amount required to settle contracts with termination triggers upon downgrade(b)	184	1,475	172	764

(a)	Includes the additional collateral to be posted for initial margin.

(b)	Amounts represent fair values of derivative payables, and do not reflect collateral posted.
Derivatives executed in contemplation of a sale of the underlying financial asset
In certain instances the Firm enters into transactions in which it transfers financial assets but maintains the economic exposure to the transferred assets by entering into a derivative with the same counterparty in contemplation of the initial transfer. The Firm generally accounts for such transfers as collateralized financing transactions as described in Note 10, but in limited circumstances they may qualify to be accounted for as a sale and a derivative under U.S. GAAP. The amount of such transfers accounted for as a sale where the associated derivative was outstanding was not material at both September 30, 2019 and December 31, 2018.

Impact of derivatives on the Consolidated statements of income
The following tables provide information related to gains and losses recorded on derivatives based on their hedge accounting designation or purpose.
Fair value hedge gains and losses
The following tables present derivative instruments, by contract type, used in fair value hedge accounting relationships, as well as pre-tax gains/(losses) recorded on such derivatives and the related hedged items for the three and nine months ended September 30, 2019 and 2018, respectively. The Firm includes gains/(losses) on the hedging derivative in the same line item in the Consolidated statements of income as the related hedged item.

	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
Three months ended September 30, 2019 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$1,770	$(1,550)	$220	$—	$228	$—
Foreign exchange(c)	(167)	293	126	(224)	126	(1)
Commodity(d)	278	(232)	46	—	49	—
Total	$1,881	$(1,489)	$392	$(224)	$403	$(1)

	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
Three months ended September 30, 2018 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$(870)	$1,032	$162	$—	$160	$—
Foreign exchange(c)	277	(165)	112	(137)	112	45
Commodity(d)	454	(461)	(7)	—	(5)	—
Total	$(139)	$406	$267	$(137)	$267	$45

	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
Nine months ended September 30, 2019 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$4,996	$(4,399)	$597	$—	$596	$—
Foreign exchange(c)	(31)	401	370	(675)	370	114
Commodity(d)	(164)	237	73	—	67	—
Total	$4,801	$(3,761)	$1,040	$(675)	$1,033	$114

	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
Nine months ended September 30, 2018 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$(2,747)	$3,214	$467	$—	$459	$—
Foreign exchange(c)	797	(452)	345	(404)	345	(96)
Commodity(d)	649	(626)	23	—	29	—
Total	$(1,301)	$2,136	$835	$(404)	$833	$(96)

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

As of September 30, 2019 and December 31, 2018, the following amounts were recorded on the Consolidated balance sheets related to certain cumulative fair value hedge basis adjustments that are expected to reverse through the income statement in future periods as an adjustment to yield.

	Carrying amount of the hedged items(a)(b)		Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged items:
September 30, 2019 (in millions)			Active hedging relationships	Discontinued hedging relationships(d)	Total
Assets
Investment securities - AFS	$123,914	(c)	$3,664	$261	$3,925
Liabilities
Long-term debt	$163,494		$9,957	$125	$10,082
Beneficial interests issued by consolidated VIEs	2,362		—	(11)	(11)

	Carrying amount of the hedged items(a)(b)		Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged items:
December 31, 2018 (in millions)			Active hedging relationships	Discontinued hedging relationships(d)	Total
Assets
Investment securities - AFS	$55,313	(c)	$(1,105)	$381	$(724)
Liabilities
Long-term debt	$139,915		$141	$8	$149
Beneficial interests issued by consolidated VIEs	6,987		—	(33)	(33)

(a)
Excludes physical commodities with a carrying value of $10.3 billion and $6.8 billion at September 30, 2019 and December 31, 2018, respectively, to which the Firm applies fair value hedge accounting. As a result of the application of hedge accounting, these inventories are carried at fair value, thus recognizing unrealized gains and losses in current periods. Given the Firm exits these positions at fair value, there is no incremental impact to net income in future periods.

(b)
Excludes hedged items where only foreign currency risk is the designated hedged risk, as basis adjustments related to foreign currency hedges will not reverse through the income statement in future periods. At September 30, 2019 and December 31, 2018, the carrying amount excluded for available-for-sale securities is $15.3 billion and $14.6 billion, respectively, and for long-term debt is $4.1 billion and $7.3 billion, respectively.

(c)	Carrying amount represents the amortized cost.

(d)	Represents hedged items no longer designated in qualifying fair value hedging relationships for which an associated basis adjustment exists at the balance sheet date.

Cash flow hedge gains and losses
The following tables present derivative instruments, by contract type, used in cash flow hedge accounting relationships, and the pre-tax gains/(losses) recorded on such derivatives, for the three and nine months ended September 30, 2019 and 2018, respectively. The Firm includes the gain/(loss) on the hedging derivative in the same line item in the Consolidated statements of income as the change in cash flows on the related hedged item.

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Three months ended September 30, 2019 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(16)	$290	$306
Foreign exchange(b)	(21)	(68)	(47)
Total	$(37)	$222	$259

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Three months ended September 30, 2018 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$10	$(30)	$(40)
Foreign exchange(b)	(19)	(92)	(73)
Total	$(9)	$(122)	$(113)

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Nine months ended September 30, 2019 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(12)	$501	$513
Foreign exchange(b)	(90)	(37)	53
Total	$(102)	$464	$566

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Nine months ended September 30, 2018 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$36	$(141)	$(177)
Foreign exchange(b)	26	(224)	(250)
Total	$62	$(365)	$(427)

(a)	Primarily consists of hedges of LIBOR-indexed floating-rate assets and floating-rate liabilities. Gains and losses were recorded in net interest income.

(b)
Primarily consists of hedges of the foreign currency risk of non-U.S. dollar-denominated revenue and expense. The income statement classification of gains and losses follows the hedged item – primarily noninterest revenue and compensation expense.

The Firm did not experience any forecasted transactions that failed to occur for the three and nine months ended September 30, 2019 and 2018.
Over the next 12 months, the Firm expects that approximately $(130) million (after-tax) of net losses recorded in AOCI at September 30, 2019, related to cash flow hedges will be recognized in income. For cash flow hedges that have been terminated, the maximum length of time over which the derivative results recorded in AOCI will be recognized in earnings is approximately five years, corresponding to the timing of the originally hedged forecasted cash flows.

For open cash flow hedges, the maximum length of time over which forecasted transactions are hedged is approximately seven years. The Firm’s longer-dated forecasted transactions relate to core lending and borrowing activities.

Net investment hedge gains and losses
The following table presents hedging instruments, by contract type, that were used in net investment hedge accounting relationships, and the pre-tax gains/(losses) recorded on such instruments for the three and nine months ended September 30, 2019 and 2018.

	Gains/(losses) recorded in income and other comprehensive income/(loss)
	2019		2018
Three months ended September 30, (in millions)	Amounts recorded in income(a)(b)	Amounts recorded in OCI	Amounts recorded in income(a)(b)	Amounts recorded in OCI
Foreign exchange derivatives	$17	$866	$2	$311

	Gains/(losses) recorded in income and other comprehensive income/(loss)
	2019		2018
Nine months ended September 30, (in millions)	Amounts recorded in income(a)(b)	Amounts recorded in OCI	Amounts recorded in income(a)(b)(c)	Amounts recorded in OCI
Foreign exchange derivatives	$65	$705	$(8)	$1,126

(a)
Certain components of hedging derivatives are permitted to be excluded from the assessment of hedge effectiveness, such as forward points on foreign exchange forward contracts. The Firm elects to record changes in fair value of these amounts directly in other income.

(b)
Excludes amounts reclassified from AOCI to income on the sale or liquidation of hedged entities. During the nine months ended September 30, 2019, the Firm reclassified net pre-tax gains of $5 million to other income related to the liquidation of certain legal entities. During the nine months ended September 30, 2018, the Firm reclassified net pre-tax losses of $23 million to other expense related to the liquidation of a legal entity.

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

	Derivatives gains/(losses) recorded in income
	Three months ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
Contract type
Interest rate(a)	$769	$(42)	$1,718	$(277)
Credit(b)	(21)	(7)	(33)	(17)
Foreign exchange(c)	40	52	15	167	(d)
Total	$788	$3	$1,700	$(127)	(d)

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

Credit derivatives
Refer to Note 5 of JPMorgan Chase’s 2018 Form 10-K for a more detailed discussion of credit derivatives. The Firm does not use notional amounts of credit derivatives as the primary measure of risk management for such derivatives, because the notional amount does not take into account the probability of the occurrence of a credit event, the recovery value of the reference obligation, or related cash instruments and economic hedges, each of which reduces, in the Firm’s view, the risks associated with such derivatives.
Total credit derivatives and credit-related notes

	Maximum payout/Notional amount
September 30, 2019 (in millions)	Protection sold	Protection purchased with identical underlyings(b)	Net protection (sold)/purchased(c)	Other protection purchased(d)
Credit derivatives
Credit default swaps	$(610,946)	$623,709	$12,763	$3,630
Other credit derivatives(a)	(55,919)	61,847	5,928	8,503
Total credit derivatives	(666,865)	685,556	18,691	12,133
Credit-related notes	—	—	—	9,297
Total	$(666,865)	$685,556	$18,691	$21,430

	Maximum payout/Notional amount
December 31, 2018 (in millions)	Protection sold	Protection purchased with identical underlyings(b)	Net protection (sold)/purchased(c)	Other protection purchased(d)
Credit derivatives
Credit default swaps	$(697,220)	$707,282	$10,062	$4,053
Other credit derivatives(a)	(41,244)	42,484	1,240	8,488
Total credit derivatives	(738,464)	749,766	11,302	12,541
Credit-related notes	—	—	—	8,425
Total	$(738,464)	$749,766	$11,302	$20,966

(a)	Other credit derivatives predominantly consist of credit swap options and total return swaps.

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
The following tables summarize the notional amounts by the ratings, maturity profile, and total fair value, of credit derivatives and credit-related notes as of September 30, 2019, and December 31, 2018, where JPMorgan Chase is the seller of protection. The maturity profile is based on the remaining contractual maturity of the credit derivative contracts. The ratings profile is based on the rating of the reference entity on which the credit derivative contract is based. The ratings and maturity profile of credit derivatives and credit-related notes where JPMorgan Chase is the purchaser of protection are comparable to the profile reflected below.

Protection sold — credit derivatives and credit-related notes ratings(a)/maturity profile
September 30, 2019 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)	Fair value of payables(b)	Net fair value
Risk rating of reference entity
Investment-grade	$(106,698)	$(316,946)	$(75,615)	$(499,259)	$5,621	$(1,260)	$4,361
Noninvestment-grade	(39,180)	(103,249)	(25,177)	(167,606)	4,699	(3,415)	1,284
Total	$(145,878)	$(420,195)	$(100,792)	$(666,865)	$10,320	$(4,675)	$5,645

December 31, 2018 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)	Fair value of payables(b)	Net fair value
Risk rating of reference entity
Investment-grade	$(115,443)	$(402,325)	$(43,611)	$(561,379)	$5,720	$(2,791)	$2,929
Noninvestment-grade	(45,897)	(119,348)	(11,840)	(177,085)	4,719	(5,660)	(941)
Total	$(161,340)	$(521,673)	$(55,451)	$(738,464)	$10,439	$(8,451)	$1,988

(a)	The ratings scale is primarily based on external credit ratings defined by S&P and Moody’s.

(b)	Amounts are shown on a gross basis, before the benefit of legally enforceable master netting agreements and cash collateral received by the Firm.

Note 5 – Noninterest revenue and noninterest expense
Noninterest revenue
Refer to Note 6 of JPMorgan Chase’s 2018 Form 10-K for a discussion of the components of and accounting policies for the Firm’s noninterest revenue.
Investment banking fees
The following table presents the components of investment banking fees.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
Underwriting
Equity	$517	$417	$1,293	$1,342
Debt	955	836	2,720	2,596
Total underwriting	1,472	1,253	4,013	3,938
Advisory	495	579	1,645	1,798
Total investment banking fees	$1,967	$1,832	$5,658	$5,736

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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
Trading revenue by instrument type
Interest rate	$835	$338	$1,901	$1,784
Credit	328	202	1,375	1,230
Foreign exchange	892	937	2,509	2,706
Equity	1,003	1,363	4,530	4,376
Commodity	372	277	982	800
Total trading revenue	3,430	3,117	11,297	10,896
Private equity gains/(losses)(a)	19	(153)	(58)	(198)
Principal transactions	$3,449	$2,964	$11,239	$10,698

(a)
The third quarter of 2018 included markdowns of approximately $220 million on certain private equity investments in Corporate, with $170 million recorded within principal transactions revenue and $50 million in other income.

Lending- and deposit-related fees
The following table presents the components of lending- and deposit-related fees.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
Lending-related fees	$286	$284	$861	$838
Deposit-related fees	1,340	1,258	3,782	3,676
Total lending- and deposit-related fees	$1,626	$1,542	$4,643	$4,514

Asset management, administration and commissions
The following table presents the components of Firmwide asset management, administration and commissions.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
Asset management fees
Investment management fees(a)	$2,738	$2,716	$8,013	$8,081
All other asset management fees(b)	82	79	229	211
Total asset management fees	2,820	2,795	8,242	8,292

Total administration fees(c)	567	533	1,646	1,651

Commissions and other fees
Brokerage commissions	634	604	1,861	1,887
All other commissions and fees	330	378	1,069	1,093
Total commissions and fees	964	982	2,930	2,980
Total asset management, administration and commissions	$4,351	$4,310	$12,818	$12,923

(a)	Represents fees earned from managing assets on behalf of the Firm’s clients, including investors in Firm-sponsored funds and owners of separately managed investment accounts.

(b)	Represents fees for services that are ancillary to investment management services, such as commissions earned on the sales or distribution of mutual funds to clients.

(c)	Predominantly includes fees for custody, securities lending, funds services and securities clearance.
Card income
The following table presents the components of card income:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
Interchange and merchant processing income	$5,127	$4,781	$15,032	$13,863
Rewards costs and partner payments(a)	(3,669)	(3,276)	(10,515)	(9,687)
Other card income(b)	(175)	(177)	(594)	(553)
Total card income	$1,283	$1,328	$3,923	$3,623

(a)	The three and nine months ended September 30, 2018, included an adjustment to the credit card rewards liability of approximately $330 million.

(b)	Predominantly represents annual fees and new account origination costs, which are deferred and recognized on a straight-line basis over a 12-month period.

Refer to Note 14 Goodwill and MSRs for information on mortgage fees and related income.
Refer to Note 16 Leases for information on operating lease income included within other income.
Noninterest expense
Other expense
Other expense on the Firm’s Consolidated statements of income included the following:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
Legal expense/(benefit)	$10	$20	$(2)	$90
FDIC-related expense	114	349	378	1,100

Note 6 – Interest income and Interest expense
Refer to Note 7 of JPMorgan Chase’s 2018 Form 10-K for a description of JPMorgan Chase’s accounting policies regarding interest income and interest expense.
The following table presents the components of interest income and interest expense.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
Interest income
Loans(a)	$12,586	$12,207	$38,192	$34,915
Taxable securities	2,132	1,402	5,712	4,098
Non-taxable securities(b)	318	394	1,021	1,199
Total investment securities(a)	2,450	1,796	6,733	5,297
Trading assets - debt instruments	2,659	2,155	8,343	6,369
Federal funds sold and securities purchased under resale agreements	1,542	952	4,865	2,490
Securities borrowed(c)	434	248	1,298	549
Deposits with banks	898	1,585	3,200	4,449
All other interest-earning assets(c)(d)	552	496	1,482	1,430
Total interest income(c)	21,121	19,439	64,113	55,499
Interest expense
Interest-bearing deposits	2,409	1,621	7,010	4,021
Federal funds purchased and securities loaned or sold under repurchase agreements	1,241	827	3,577	2,164
Short-term borrowings(e)	261	288	1,051	757
Trading liabilities – debt and all other interest-bearing liabilities(c)(f)	660	617	2,141	1,674
Long-term debt	2,188	2,056	6,796	5,812
Beneficial interest issued by consolidated VIEs	134	122	459	366
Total interest expense(c)	6,893	5,531	21,034	14,794
Net interest income	14,228	13,908	43,079	40,705
Provision for credit losses	1,514	948	4,158	3,323
Net interest income after provision for credit losses	$12,714	$12,960	$38,921	$37,382

(a)	Includes the amortization/accretion of unearned income (e.g., purchase premiums/discounts, net deferred fees/costs, etc.).

(b)	Represents securities which are tax-exempt for U.S. federal income tax purposes.

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

Note 7 – Pension and other postretirement employee benefit plans
Refer to Note 8 of JPMorgan Chase’s 2018 Form 10-K for a discussion of JPMorgan Chase’s pension and OPEB plans.
The following table presents the components of net periodic benefit costs reported in the Consolidated statements of income for the Firm’s U.S. and non-U.S. defined benefit pension, defined contribution and OPEB plans.

(in millions)	Three months ended September 30,				Nine months ended September 30,
	2019	2018	2019	2018	2019	2018	2019	2018
	Pension plans		OPEB plans		Pension plans		OPEB plans
Components of net periodic benefit cost
Benefits earned during the period	$88	$88	$—	$—	$266	$267	$—	$—
Interest cost on benefit obligations	148	139	6	6	447	417	18	18
Expected return on plan assets	(227)	(246)	(28)	(25)	(686)	(741)	(84)	(77)
Amortization:
Net (gain)/loss	42	26	—	—	125	78	—	—
Prior service (credit)/cost	—	(7)	—	—	2	(19)	—	—
Net periodic defined benefit cost	51	—	(22)	(19)	154	2	(66)	(59)
Other defined benefit pension plans(a)	7	6	NA	NA	20	21	NA	NA
Total defined benefit plans	58	6	(22)	(19)	174	23	(66)	(59)
Total defined contribution plans	255	229	NA	NA	718	661	NA	NA
Total pension and OPEB cost included in noninterest expense	$313	$235	$(22)	$(19)	$892	$684	$(66)	$(59)

(a)	Includes various defined benefit pension plans which are individually immaterial.
The following table presents the fair values of plan assets for the U.S. defined benefit pension and OPEB plans and for the material non-U.S. defined benefit pension plans.

(in billions)	September 30, 2019	December 31, 2018
Fair value of plan assets
Defined benefit pension plans	$20.1	$18.1
OPEB plans	2.9	2.6
There are no expected contributions to the U.S. defined benefit pension plan for 2019.

Note 8 – Employee share-based incentives
Refer to Note 9 of JPMorgan Chase’s 2018 Form 10-K for a discussion of the accounting policies and other information relating to employee share-based incentives.
The Firm recognized the following noncash compensation expense related to its various employee share-based incentive plans in its Consolidated statements of income.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
Cost of prior grants of RSUs, performance share units (“PSUs”) and stock appreciation rights (“SARs”) that are amortized over their applicable vesting periods	$265	$282	$882	$956
Accrual of estimated costs of share-based awards to be granted in future periods including those to full-career eligible employees	294	240	900	852
Total noncash compensation expense related to employee share-based incentive plans	$559	$522	$1,782	$1,808

In the first quarter of 2019, in connection with its annual incentive grant for the 2018 performance year, the Firm granted 21 million RSUs and 630 thousand PSUs with weighted-average grant date fair values of $98.98 per RSU and $98.96 per PSU.

Note 9 – Investment securities
Investment securities consist of debt securities that are classified as AFS or HTM. Debt securities classified as trading assets are discussed in Note 2. Predominantly all of the Firm’s AFS and HTM securities are held by Treasury and CIO in connection with its asset-liability management activities. At September 30, 2019, the investment securities portfolio consisted of debt securities with an average credit rating of AA+ (based upon external ratings where available, and where not available, based primarily upon internal ratings which correspond to ratings as defined by S&P and Moody’s). Refer to Note 10 of JPMorgan Chase’s 2018 Form 10-K for additional information regarding the investment securities portfolio.

The amortized costs and estimated fair values of the investment securities portfolio were as follows for the dates indicated.

	September 30, 2019				December 31, 2018
(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale securities
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	$103,086	$2,556	$61	$105,581	$69,026	$594	$974	$68,646
Residential:
U.S.	10,083	273	6	10,350	5,877	79	31	5,925
Non-U.S.	2,490	64	2	2,552	2,529	72	6	2,595
Commercial	5,228	100	4	5,324	6,758	43	147	6,654
Total mortgage-backed securities	120,887	2,993	73	123,807	84,190	788	1,158	83,820
U.S. Treasury and government agencies	141,646	376	493	141,529	55,771	366	78	56,059
Obligations of U.S. states and municipalities	28,871	2,193	—	31,064	36,221	1,582	80	37,723
Certificates of deposit	74	—	—	74	75	—	—	75
Non-U.S. government debt securities	21,644	524	10	22,158	23,771	351	20	24,102
Corporate debt securities	1,596	39	1	1,634	1,904	23	9	1,918
Asset-backed securities:
Collateralized loan obligations	27,942	18	52	27,908	19,612	1	176	19,437
Other	5,199	57	9	5,247	7,225	57	22	7,260
Total available-for-sale securities	347,859	6,200	638	353,421	228,769	3,168	1,543	230,394
Held-to-maturity securities
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	35,976	1,250	20	37,206	26,610	134	200	26,544
Total mortgage-backed securities	35,976	1,250	20	37,206	26,610	134	200	26,544
U.S. Treasury and government agencies	51	—	—	51	—	—	—	—
Obligations of U.S. states and municipalities	4,803	317	—	5,120	4,824	105	15	4,914
Total held-to-maturity securities	40,830	1,567	20	42,377	31,434	239	215	31,458
Total investment securities	$388,689	$7,767	$658	$395,798	$260,203	$3,407	$1,758	$261,852

(a)
Includes AFS U.S. GSE obligations with fair values of $78.8 billion and $50.7 billion, and HTM U.S. GSE obligations with amortized cost of $30.8 billion and $20.9 billion, at September 30, 2019, and December 31, 2018, respectively. As of September 30, 2019, mortgage-backed securities issued by Fannie Mae and Freddie Mac each exceeded 10% of JPMorgan Chase’s total stockholders’ equity; the amortized cost and fair value of such securities was $69.8 billion and $72.0 billion, and $37.8 billion and $38.8 billion, respectively.

Investment securities impairment
The following tables present the fair value and gross unrealized losses for investment securities by aging category at September 30, 2019, and December 31, 2018.

	Investment securities with gross unrealized losses
	Less than 12 months		12 months or more
September 30, 2019 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale securities
Mortgage-backed securities:
U.S. GSEs and government agencies	$8,505	$37	$2,952	$24	$11,457	$61
Residential:
U.S.	—	—	558	6	558	6
Non-U.S.	47	—	472	2	519	2
Commercial	752	4	165	—	917	4
Total mortgage-backed securities	9,304	41	4,147	32	13,451	73
U.S. Treasury and government agencies	84,152	489	540	4	84,692	493
Obligations of U.S. states and municipalities	41	—	23	—	64	—
Certificates of deposit	74	—	—	—	74	—
Non-U.S. government debt securities	3,189	6	1,357	4	4,546	10
Corporate debt securities	83	—	36	1	119	1
Asset-backed securities:
Collateralized loan obligations	7,086	8	6,684	44	13,770	52
Other	506	3	1,598	6	2,104	9
Total available-for-sale securities	104,435	547	14,385	91	118,820	638
Held-to-maturity securities
Mortgage-backed securities
U.S. GSEs and government agencies	2,240	20	86	—	2,326	20
Total mortgage-backed securities	2,240	20	86	—	2,326	20
U.S. Treasury and government agencies	51	—	—	—	51	—
Obligations of U.S. states and municipalities	—	—	—	—	—	—
Total held-to-maturity securities	2,291	20	86	—	2,377	20
Total investment securities with gross unrealized losses	$106,726	$567	$14,471	$91	$121,197	$658

	Investment securities with gross unrealized losses
	Less than 12 months		12 months or more
December 31, 2018 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale securities
Mortgage-backed securities:
U.S. GSEs and government agencies	$17,656	$318	$22,728	$656	$40,384	$974
Residential:
U.S.	623	4	1,445	27	2,068	31
Non-U.S.	907	5	165	1	1,072	6
Commercial	974	6	3,172	141	4,146	147
Total mortgage-backed securities	20,160	333	27,510	825	47,670	1,158
U.S. Treasury and government agencies	4,792	7	2,391	71	7,183	78
Obligations of U.S. states and municipalities	1,808	15	2,477	65	4,285	80
Certificates of deposit	75	—	—	—	75	—
Non-U.S. government debt securities	3,123	5	1,937	15	5,060	20
Corporate debt securities	478	8	37	1	515	9
Asset-backed securities:
Collateralized loan obligations	18,681	176	—	—	18,681	176
Other	1,208	6	2,354	16	3,562	22
Total available-for-sale securities	50,325	550	36,706	993	87,031	1,543
Held-to-maturity securities
Mortgage-backed securities
U.S. GSEs and government agencies	4,385	23	7,082	177	11,467	200
Total mortgage-backed securities	4,385	23	7,082	177	11,467	200
U.S. Treasury and government agencies	—	—	—	—	—	—
Obligations of U.S. states and municipalities	12	—	1,114	15	1,126	15
Total held-to-maturity securities	4,397	23	8,196	192	12,593	215
Total investment securities with gross unrealized losses	$54,722	$573	$44,902	$1,185	$99,624	$1,758

Other-than-temporary impairment
The Firm recognizes unrealized losses on investment securities that it intends to sell as OTTI. The Firm does not intend to sell any of the remaining investment securities with an unrealized loss in AOCI as of September 30, 2019, and it is not likely that the Firm will be required to sell these securities before recovery of their amortized cost basis. Further, the Firm did not recognize any credit-related OTTI losses during the nine months ended September 30, 2019 and 2018. Accordingly, the Firm believes that the investment securities with an unrealized loss in AOCI as of September 30, 2019, are not other-than-temporarily impaired. Refer to Note 10 of JPMorgan Chase’s 2018 Form 10-K for additional information on other-than-temporary impairment.

Investment securities gains and losses
The following table presents realized gains and losses and OTTI from AFS securities that were recognized in income.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
Realized gains	$78	$58	$454	$137
Realized losses	—	(103)	(319)	(507)
OTTI losses(a)	—	(1)	—	(1)
Net investment securities gains/(losses)	$78	$(46)	$135	$(371)

(a) Represents OTTI losses recognized in income on investment securities the Firm intends to sell. Excludes realized losses on securities sold of $21 million for the nine months ended September 30, 2018 that had been previously reported as an OTTI loss due to the intention to sell the securities.

Changes in the credit loss component of credit-impaired debt securities
The cumulative credit loss component, including any changes therein, of OTTI losses that have been recognized in income related to AFS securities was not material as of and during the nine month periods ended September 30, 2019 and 2018.

Contractual maturities and yields
The following table presents the amortized cost and estimated fair value at September 30, 2019, of JPMorgan Chase’s investment securities portfolio by contractual maturity.

By remaining maturity September 30, 2019 (in millions)	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years(b)	Total
Available-for-sale securities
Mortgage-backed securities
Amortized cost	$14	$59	$10,230	$110,584	$120,887
Fair value	14	60	10,476	113,257	123,807
Average yield(a)	3.59%	2.73%	2.92%	3.45%	3.40%
U.S. Treasury and government agencies
Amortized cost	$10,904	$95,139	$25,557	$10,046	$141,646
Fair value	10,901	95,231	25,659	9,738	141,529
Average yield(a)	1.99%	1.96%	2.02%	2.04%	1.98%
Obligations of U.S. states and municipalities
Amortized cost	$170	$228	$1,089	$27,384	$28,871
Fair value	172	236	1,135	29,521	31,064
Average yield(a)	3.32%	4.00%	5.60%	4.94%	4.95%
Certificates of deposit
Amortized cost	$74	$—	$—	$—	$74
Fair value	74	—	—	—	74
Average yield(a)	0.49%	—%	—%	—%	0.49%
Non-U.S. government debt securities
Amortized cost	$6,342	$11,580	$3,416	$306	$21,644
Fair value	6,350	11,870	3,633	305	22,158
Average yield(a)	2.23%	1.99%	1.34%	1.67%	1.95%
Corporate debt securities
Amortized cost	$216	$718	$662	$—	$1,596
Fair value	218	737	679	—	1,634
Average yield(a)	4.83%	3.91%	3.78%	—%	3.98%
Asset-backed securities
Amortized cost	$—	$1,873	$9,411	$21,857	$33,141
Fair value	—	1,876	9,412	21,867	33,155
Average yield(a)	—%	2.94%	3.17%	3.03%	3.06%
Total available-for-sale securities
Amortized cost	$17,720	$109,597	$50,365	$170,177	$347,859
Fair value	17,729	110,010	50,994	174,688	353,421
Average yield(a)	2.12%	2.00%	2.47%	3.55%	2.83%
Held-to-maturity securities
Mortgage-backed securities
Amortized cost	$—	$—	$4,655	$31,321	$35,976
Fair value	—	—	5,049	32,157	37,206
Average yield(a)	—%	—%	3.29%	3.12%	3.14%
U.S. Treasury and government agencies
Amortized cost	$—	$51	$—	$—	$51
Fair value	—	51	—	—	51
Average yield(a)	—%	1.47%	—%	—%	1.47%
Obligations of U.S. states and municipalities
Amortized cost	$—	$—	$55	$4,748	$4,803
Fair value	—	—	58	5,062	5,120
Average yield(a)	—%	—%	3.89%	4.02%	4.02%
Total held-to-maturity securities
Amortized cost	$—	$51	$4,710	$36,069	$40,830
Fair value	—	51	5,107	37,219	42,377
Average yield(a)	—%	1.47%	3.30%	3.24%	3.24%

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

(b)
Substantially all of the Firm’s U.S. residential MBS and collateralized mortgage obligations are due in 10 years or more, based on contractual maturity. The estimated weighted-average life, which reflects anticipated future prepayments, is approximately 5 years for agency residential MBS, 3 years for agency residential collateralized mortgage obligations and 3 years for nonagency residential collateralized mortgage obligations.

Note 10 – Securities financing activities
Refer to Note 11 of JPMorgan Chase’s 2018 Form 10-K for a discussion of accounting policies relating to securities financing activities. Refer to Note 3 for further information regarding securities borrowed and securities lending agreements for which the fair value option has been elected. Refer to Note 23 for further information regarding assets pledged and collateral received in securities financing agreements.
The table below summarizes the gross and net amounts of the Firm’s securities financing agreements as of September 30, 2019 and December 31, 2018. When the Firm has obtained an appropriate legal opinion with respect to a master netting agreement with a counterparty and where other relevant netting criteria under U.S. GAAP are met, the Firm nets, on the Consolidated balance sheets, the balances outstanding under its securities financing agreements with the same counterparty. In addition, the Firm exchanges securities and/or cash collateral with its counterparty to reduce the economic exposure with the counterparty, but such collateral is not eligible for net Consolidated balance sheet presentation. Where the Firm has obtained an appropriate legal opinion with respect to the counterparty master netting agreement, such collateral, along with securities financing balances that do not meet all these relevant netting criteria under U.S. GAAP, is presented in the table below as “Amounts not nettable on the Consolidated balance sheets,” and reduces the “Net amounts” presented. Where a legal opinion has not been either sought or obtained, the securities financing balances are presented gross in the “Net amounts” below.

	September 30, 2019
(in millions)	Gross amounts	Amounts netted on the Consolidated balance sheets	Amounts presented on the Consolidated balance sheets(b)	Amounts not nettable on the Consolidated balance sheets(c)	Net amounts(d)
Assets
Securities purchased under resale agreements	$630,033	$(372,650)	$257,383	$(244,241)	$13,142
Securities borrowed	160,304	(21,968)	138,336	(104,517)	33,819
Liabilities
Securities sold under repurchase agreements	$608,618	$(372,650)	$235,968	$(213,150)	$22,818
Securities loaned and other(a)	34,104	(21,968)	12,136	(11,878)	258

	December 31, 2018
(in millions)	Gross amounts	Amounts netted on the Consolidated balance sheets	Amounts presented on the Consolidated balance sheets(b)	Amounts not nettable on the Consolidated balance sheets(c)	Net amounts(d)
Assets
Securities purchased under resale agreements	$691,116	$(369,612)	$321,504	$(308,854)	$12,650
Securities borrowed	132,955	(20,960)	111,995	(79,747)	32,248
Liabilities
Securities sold under repurchase agreements	$541,587	$(369,612)	$171,975	$(149,125)	$22,850
Securities loaned and other(a)	33,700	(20,960)	12,740	(12,358)	382

(a)
Includes securities-for-securities lending agreements of $2.4 billion and $3.3 billion at September 30, 2019 and December 31, 2018, respectively, accounted for at fair value, where the Firm is acting as lender. In the Consolidated balance sheets, the Firm recognizes the securities received at fair value within other assets and the obligation to return those securities within accounts payable and other liabilities.

(b)
Includes securities financing agreements accounted for at fair value. At September 30, 2019 and December 31, 2018, included securities purchased under resale agreements of $13.7 billion and $13.2 billion, respectively; securities sold under repurchase agreements of $933 million and $935 million, respectively; and securities borrowed of $5.8 billion and $5.1 billion, respectively. There were no securities loaned accounted for at fair value in either period.

(c)
In some cases, collateral exchanged with a counterparty exceeds the net asset or liability balance with that counterparty. In such cases, the amounts reported in this column are limited to the related net asset or liability with that counterparty.

(d)
Includes securities financing agreements that provide collateral rights, but where an appropriate legal opinion with respect to the master netting agreement has not been either sought or obtained. At September 30, 2019 and December 31, 2018, included $9.1 billion and $7.9 billion, respectively, of securities purchased under resale agreements; $30.6 billion and $30.3 billion, respectively, of securities borrowed; $21.9 billion and $21.5 billion, respectively, of securities sold under repurchase agreements; and $96 million and $25 million, respectively, of securities loaned and other.

The tables below present as of September 30, 2019, and December 31, 2018 the types of financial assets pledged in securities financing agreements and the remaining contractual maturity of the securities financing agreements.

	Gross liability balance
	September 30, 2019		December 31, 2018
(in millions)	Securities sold under repurchase agreements	Securities loaned and other	Securities sold under repurchase agreements		Securities loaned and other
Mortgage-backed securities
U.S. GSEs and government agencies	$33,399	$—	$34,311	(a)	$—
Residential - nonagency	1,804	—	2,165		—
Commercial - nonagency	1,778	—	1,390		—
U.S. Treasury, GSEs and government agencies	366,820	8	317,578	(a)	69
Obligations of U.S. states and municipalities	1,400	—	1,150		—
Non-U.S. government debt	165,568	1,769	154,900		4,313
Corporate debt securities	13,067	1,361	13,898		428
Asset-backed securities	1,746	—	3,867		—
Equity securities	23,036	30,966	12,328		28,890
Total	$608,618	$34,104	$541,587		$33,700

(a)	The prior period amounts have been revised to conform with the current period presentation.

	Remaining contractual maturity of the agreements
	Overnight and continuous			Greater than 90 days
September 30, 2019 (in millions)		Up to 30 days	30 – 90 days		Total
Total securities sold under repurchase agreements	$336,082	$132,662	$53,504	$86,370	$608,618
Total securities loaned and other	30,172	231	748	2,953	34,104

	Remaining contractual maturity of the agreements
	Overnight and continuous			Greater than 90 days
December 31, 2018 (in millions)		Up to 30 days	30 – 90 days		Total
Total securities sold under repurchase agreements	$247,579	$174,971	$71,637	$47,400	$541,587
Total securities loaned and other	28,402	997	2,132	2,169	33,700
Transfers not qualifying for sale accounting
At September 30, 2019, and December 31, 2018, the Firm held $654 million and $2.1 billion, respectively, of financial assets for which the rights have been transferred to third parties; however, the transfers did not qualify as a sale in accordance with U.S. GAAP. These transfers have been recognized as collateralized financing transactions. The transferred assets are recorded in trading assets and loans, and the corresponding liabilities are recorded predominantly in short-term borrowings on the Consolidated balance sheets. The prior period amount has been revised to conform with the current period presentation.

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

Refer to Note 12 of JPMorgan Chase’s 2018 Form 10-K for a detailed discussion of loans, including accounting policies. Refer to Note 3 of this Form 10-Q for further information on the Firm’s elections of fair value accounting under the fair value option. Refer to Note 2 of this Form 10-Q for information on loans carried at fair value and classified as trading assets.

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
• Home equity(c)
Other consumer loans(d)
• Auto
• Consumer & Business Banking(e)
Residential real estate – PCI
• Home equity
• Prime mortgage
• Subprime mortgage
• Option ARMs
	• Credit card loans	• Commercial and industrial • Real estate • Financial institutions • Governments & Agencies • Other(g)

(a)	Includes loans held in CCB, scored prime mortgage and scored home equity loans held in AWM and prime mortgage loans held in Corporate.

(b)	Predominantly includes prime loans (including option ARMs).

(c)	Includes senior and junior lien home equity loans.

(d)
Includes certain business banking and auto dealer risk-rated loans that apply the wholesale methodology for determining the allowance for loan losses; these loans are managed by CCB, and therefore, for consistency in presentation, are included with the other consumer loan classes.

(e)	Predominantly includes Business Banking loans.

(f)
Includes loans held in CIB, CB, AWM and Corporate. Excludes scored prime mortgage and scored home equity loans held in AWM and prime mortgage loans held in Corporate. Classes are internally defined and may not align with regulatory definitions.

(g)
Includes loans to: individuals and individual entities (predominantly consists of Wealth Management clients within AWM and includes exposure to personal investment companies and personal and testamentary trusts), SPEs and Private education and civic organizations. Refer to Note 14 of JPMorgan Chase’s 2018 Form 10-K for more information on SPEs.

The following tables summarize the Firm’s loan balances by portfolio segment.

September 30, 2019	Consumer, excluding credit card	Credit card(a)	Wholesale	Total
(in millions)
Retained	$331,809	$159,571	$437,507	$928,887	(b)
Held-for-sale	4,821	—	5,750	10,571
At fair value	—	—	5,760	5,760
Total	$336,630	$159,571	$449,017	$945,218

December 31, 2018	Consumer, excluding credit card	Credit card(a)	Wholesale	Total
(in millions)
Retained	$373,637	$156,616	$439,162	$969,415	(b)
Held-for-sale	95	16	11,877	11,988
At fair value	—	—	3,151	3,151
Total	$373,732	$156,632	$454,190	$984,554

(a)	Includes accrued interest and fees net of an allowance for the uncollectible portion of accrued interest and fee income.

(b)
Loans (other than PCI loans and loans for which the fair value option has been elected) are presented net of unamortized discounts and premiums and net deferred loan fees or costs. These amounts were not material as of September 30, 2019, and December 31, 2018.

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

	2019					2018
Three months ended September 30, (in millions)	Consumer, excluding credit card		Credit card	Wholesale	Total	Consumer, excluding credit card		Credit card	Wholesale	Total
Purchases	$259	(a)(b)	$—	$453	$712	$561	(a)(b)	$—	$285	$846
Sales	14,970		—	5,559	20,529	1,789		—	4,197	5,986
Retained loans reclassified to held-for-sale	3,889		—	359	4,248	—		—	666	666

	2019					2018
Nine months ended September 30, (in millions)	Consumer, excluding credit card		Credit card	Wholesale	Total	Consumer, excluding credit card		Credit card	Wholesale	Total
Purchases	$1,044	(a)(b)	$—	$1,041	$2,085	$2,164	(a)(b)	$—	$1,915	$4,079
Sales	30,484		—	16,404	46,888	4,661		—	12,829	17,490
Retained loans reclassified to held-for-sale	8,950		—	1,784	10,734	36		—	1,926	1,962

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

(b)
Excludes purchases of retained loans sourced through the correspondent origination channel and underwritten in accordance with the Firm’s standards. Such purchases were $4.7 billion and $5.6 billion for the three months ended September 30, 2019 and 2018, respectively, and $12.2 billion and $14.5 billion for the nine months ended September 30, 2019 and 2018, respectively.

Gains and losses on sales of loans
Net gains on sales of loans (including adjustments to record loans held-for-sale at the lower of cost or fair value) recognized in noninterest revenue were $254 million and $433 million, for the three and nine months ended September 30, 2019, respectively. Gains and losses on sales of loans were not material for the three and nine months ended September 30, 2018. In addition, the sale of loans may also result in write downs, recoveries or changes in the allowance recognized in the provision for credit losses.
Consumer, excluding credit card loan portfolio
Consumer loans, excluding credit card loans, consist primarily of residential mortgages, home equity loans and lines of credit, auto loans and consumer and business banking loans, with a focus on serving the prime consumer credit market. The portfolio also includes home equity loans secured by junior liens, prime mortgage loans with an interest-only payment period and certain payment-option loans that may result in negative amortization.

The following table provides information about retained consumer loans, excluding credit card, by class.

(in millions)	September 30, 2019	December 31, 2018
Residential real estate – excluding PCI
Residential mortgage	$197,456	$231,078
Home equity	24,954	28,340
Other consumer loans
Auto	61,410	63,573
Consumer & Business Banking	26,699	26,612
Residential real estate – PCI
Home equity	7,753	8,963
Prime mortgage	4,164	4,690
Subprime mortgage	1,797	1,945
Option ARMs	7,576	8,436
Total retained loans	$331,809	$373,637
Refer to Note 12 of JPMorgan Chase’s 2018 Form 10-K for further information on consumer credit quality indicators.

Residential real estate – excluding PCI loans
The following table provides information by class for retained residential real estate – excluding PCI loans.

Residential real estate – excluding PCI loans
(in millions, except ratios)	Residential mortgage		Home equity		Total residential real estate – excluding PCI
	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018
Loan delinquency(a)
Current	$196,354	$225,899	$24,398	$27,611	$220,752	$253,510
30–149 days past due	691	2,763	355	453	1,046	3,216
150 or more days past due	411	2,416	201	276	612	2,692
Total retained loans	$197,456	$231,078	$24,954	$28,340	$222,410	$259,418
% of 30+ days past due to total retained loans(b)	0.53%	0.48%	2.23%	2.57%	0.72%	0.71%
90 or more days past due and government guaranteed(c)	$40	$2,541	$—	$—	$40	$2,541
Nonaccrual loans	1,629	1,765	1,208	1,323	2,837	3,088
Current estimated LTV ratios(d)(e)
Greater than 125% and refreshed FICO scores:
Equal to or greater than 660	$25	$25	$4	$6	$29	$31
Less than 660	20	13	2	1	22	14
101% to 125% and refreshed FICO scores:
Equal to or greater than 660	22	37	68	111	90	148
Less than 660	35	53	23	38	58	91
80% to 100% and refreshed FICO scores:
Equal to or greater than 660	4,650	3,977	697	986	5,347	4,963
Less than 660	212	281	214	326	426	607
Less than 80% and refreshed FICO scores:
Equal to or greater than 660	185,438	212,505	20,394	22,632	205,832	235,137
Less than 660	6,035	6,457	2,842	3,355	8,877	9,812
No FICO/LTV available	952	813	710	885	1,662	1,698
U.S. government-guaranteed	67	6,917	—	—	67	6,917
Total retained loans	$197,456	$231,078	$24,954	$28,340	$222,410	$259,418
Geographic region(f)
California	$66,166	$74,759	$5,074	$5,695	$71,240	$80,454
New York	25,442	28,847	5,074	5,769	30,516	34,616
Illinois	13,304	15,249	1,868	2,131	15,172	17,380
Texas	12,345	13,769	1,640	1,819	13,985	15,588
Florida	10,195	10,704	1,366	1,575	11,561	12,279
Washington	7,638	8,304	762	869	8,400	9,173
Colorado	7,577	8,140	458	521	8,035	8,661
New Jersey	5,749	7,302	1,447	1,642	7,196	8,944
Massachusetts	5,610	6,574	208	236	5,818	6,810
Arizona	3,862	4,434	986	1,158	4,848	5,592
All other(g)	39,568	52,996	6,071	6,925	45,639	59,921
Total retained loans	$197,456	$231,078	$24,954	$28,340	$222,410	$259,418

(a)
Individual delinquency classifications include mortgage loans insured by U.S. government agencies as follows: current included $20 million and $2.8 billion; 30–149 days past due included $16 million and $2.1 billion; and 150 or more days past due included $31 million and $2.0 billion at September 30, 2019, and December 31, 2018, respectively.

(b)
At September 30, 2019, and December 31, 2018, residential mortgage loans excluded mortgage loans insured by U.S. government agencies of $47 million and $4.1 billion, respectively, that are 30 or more days past due. These amounts have been excluded based upon the government guarantee.

(c)
These balances, which are 90 days or more past due, were excluded from nonaccrual loans as the loans are guaranteed by U.S government agencies. Typically the principal balance of the loans is insured and interest is guaranteed at a specified reimbursement rate subject to meeting agreed-upon servicing guidelines. At September 30, 2019, and December 31, 2018, these balances included $38 million and $999 million, respectively, of loans that are no longer accruing interest based on the agreed-upon servicing guidelines. For the remaining balance, interest is being accrued at the guaranteed reimbursement rate. There were no loans that were not guaranteed by U.S. government agencies that are 90 or more days past due and still accruing interest at September 30, 2019, and December 31, 2018.

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

(e)	Refreshed FICO scores represent each borrower’s most recent credit score, which is obtained by the Firm on at least a quarterly basis.

(f)	The geographic regions presented in the table are ordered based on the magnitude of the corresponding loan balances at September 30, 2019.

(g)
At September 30, 2019, and December 31, 2018, included mortgage loans insured by U.S. government agencies of $67 million and $6.9 billion, respectively. These amounts have been excluded from the geographic regions presented based upon the government guarantee.

Approximately 37% of the home equity portfolio are senior lien loans; the remaining balance are junior lien HELOANs or HELOCs. The following table provides the Firm’s delinquency statistics for junior lien home equity loans and lines of credit as of September 30, 2019, and December 31, 2018.

	Total loans		Total 30+ day delinquency rate
(in millions, except ratios)	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018

HELOCs:(a)
Within the revolving period(b)	$5,625	$5,608	0.37%	0.25%
Beyond the revolving period	9,283	11,286	2.47	2.80
HELOANs	827	1,030	2.42	2.82
Total	$15,735	$17,924	1.72%	2.00%

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

(in millions)	Residential mortgage		Home equity		Total residential real estate – excluding PCI
	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018
Impaired loans
With an allowance	$2,958	$3,381	$1,062	$1,142	$4,020	$4,523
Without an allowance(a)	1,160	1,184	899	870	2,059	2,054
Total impaired loans(b)(c)	$4,118	$4,565	$1,961	$2,012	$6,079	$6,577
Allowance for loan losses related to impaired loans	$63	$88	$14	$45	$77	$133
Unpaid principal balance of impaired loans(d)	5,578	6,207	3,355	3,466	8,933	9,673
Impaired loans on nonaccrual status(e)	1,376	1,459	981	955	2,357	2,414

(a)
Represents collateral-dependent residential real estate loans that are charged off to the fair value of the underlying collateral less cost to sell. The Firm reports, in accordance with regulatory guidance, residential real estate loans that have been discharged under Chapter 7 bankruptcy and not reaffirmed by the borrower (“Chapter 7 loans”) as collateral-dependent nonaccrual TDRs, regardless of their delinquency status. At September 30, 2019, Chapter 7 residential real estate loans included approximately 12% of residential mortgages and 7% of home equity that were 30 days or more past due.

(b)
At September 30, 2019, and December 31, 2018, $16 million and $4.1 billion, respectively, of loans modified subsequent to repurchase from Ginnie Mae in accordance with the standards of the appropriate government agency (i.e., FHA, VA, RHS) are not included in the table above. When such loans perform subsequent to modification in accordance with Ginnie Mae guidelines, they are generally sold back into Ginnie Mae loan pools. Modified loans that do not re-perform become subject to foreclosure.

(c)	Predominantly all impaired loans in the table above are in the U.S.

(d)
Represents the contractual amount of principal owed at September 30, 2019, and December 31, 2018. The unpaid principal balance differs from the impaired loan balances due to various factors including charge-offs, net deferred loan fees or costs, and unamortized discounts or premiums on purchased loans.

(e)
At September 30, 2019 and December 31, 2018, nonaccrual loans included $1.9 billion and $2.0 billion, respectively, of TDRs for which the borrowers were less than 90 days past due. Refer to the Loan accounting framework in Note 12 of JPMorgan Chase’s 2018 Form 10-K for additional information about loans modified in a TDR that are on nonaccrual status.

The following tables present average impaired loans and the related interest income reported by the Firm.

Three months ended September 30, (in millions)	Average impaired loans		Interest income on impaired loans(a)		Interest income on impaired loans on a cash basis(a)
	2019	2018	2019	2018	2019	2018
Residential mortgage	$4,200	$4,872	$55	$61	$17	$19
Home equity	1,938	2,065	33	33	21	21
Total residential real estate – excluding PCI	$6,138	$6,937	$88	$94	$38	$40

Nine months ended September 30, (in millions)	Average impaired loans		Interest income on impaired loans(a)		Interest income on impaired loans on a cash basis(a)
	2019	2018	2019	2018	2019	2018
Residential mortgage	$4,390	$5,242	$171	$197	$52	$58
Home equity	1,973	2,092	99	98	62	63
Total residential real estate – excluding PCI	$6,363	$7,334	$270	$295	$114	$121

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

The following table presents new TDRs reported by the Firm.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
Residential mortgage	$50	$67	$181	$314
Home equity	100	55	214	241
Total residential real estate – excluding PCI	$150	$122	$395	$555

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

Three months ended September 30,					Total residential real estate – excluding PCI
	Residential mortgage		Home equity
	2019	2018	2019	2018	2019	2018
Number of loans approved for a trial modification	365	513	854	586	1,219	1,099
Number of loans permanently modified	307	719	855	939	1,162	1,658
Concession granted:(a)
Interest rate reduction	78%	58%	93%	77%	89%	69%
Term or payment extension	94	83	59	88	68	86
Principal and/or interest deferred	21	30	6	11	10	19
Principal forgiveness	7	9	4	7	5	8
Other(b)	53	36	85	58	76	49

Nine months ended September 30,					Total residential real estate – excluding PCI
	Residential mortgage		Home equity
	2019	2018	2019	2018	2019	2018
Number of loans approved for a trial modification	1,603	1,789	1,786	1,895	3,389	3,684
Number of loans permanently modified	1,178	2,374	2,778	4,005	3,956	6,379
Concession granted:(a)
Interest rate reduction	65%	36%	83%	57%	78%	49%
Term or payment extension	91	49	64	62	72	57
Principal and/or interest deferred	26	47	7	22	13	31
Principal forgiveness	6	7	5	7	5	7
Other(b)	44	40	71	58	63	52

(a)
Represents concessions granted in permanent modifications as a percentage of the number of loans permanently modified. The sum of the percentages exceeds 100% because predominantly all of the modifications include more than one type of concession. Concessions offered on trial modifications are generally consistent with those granted on permanent modifications.

(b)
Includes variable interest rate to fixed interest rate modifications and forbearances that meet the definition of a TDR for the three and nine months ended September 30, 2019 and 2018. Forbearances suspend or reduce monthly payments for a specific period of time to address a temporary hardship.

Financial effects of modifications and redefaults
The following tables provide information about the financial effects of the various concessions granted in modifications of residential real estate loans, excluding PCI loans, under the loss mitigation programs described above and about redefaults of certain loans modified in TDRs for the periods presented. The following tables present only the financial effects of permanent modifications and do not include temporary concessions offered through trial modifications. These tables also exclude Chapter 7 loans where the sole concession granted is the discharge of debt.

Three months ended September 30, (in millions, except weighted-average data)	Residential mortgage		Home equity		Total residential real estate – excluding PCI
	2019	2018	2019	2018	2019	2018
Weighted-average interest rate of loans with interest rate reductions – before TDR	5.68%	6.13%	5.50%	5.69%	5.57%	5.89%
Weighted-average interest rate of loans with interest rate reductions – after TDR	3.99	4.23	3.30	3.83	3.58	4.01
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – before TDR	21	22	19	18	20	21
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – after TDR	39	39	39	39	39	39
Charge-offs recognized upon permanent modification	$—	$—	$—	$—	$—	$—
Principal deferred	5	7	1	2	6	9
Principal forgiven	1	3	1	1	2	4
Balance of loans that redefaulted within one year of permanent modification(a)	$36	$27	$17	$19	$53	$46

Nine months ended September 30, (in millions, except weighted-average data)	Residential mortgage		Home equity		Total residential real estate – excluding PCI
	2019	2018	2019	2018	2019	2018
Weighted-average interest rate of loans with interest rate reductions – before TDR	6.08%	5.45%	5.56%	5.34%	5.77%	5.39%
Weighted-average interest rate of loans with interest rate reductions – after TDR	4.36	3.64	3.60	3.39	3.90	3.49
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – before TDR	21	24	20	18	20	22
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – after TDR	39	38	40	39	39	38
Charge-offs recognized upon permanent modification	$1	$—	$—	$1	$1	$1
Principal deferred	13	17	4	7	17	24
Principal forgiven	3	9	3	5	6	14
Balance of loans that redefaulted within one year of permanent modification(a)	$87	$69	$45	$49	$132	$118

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

At September 30, 2019, the weighted-average estimated remaining lives of residential real estate loans, excluding PCI loans, permanently modified in TDRs were 10 years for residential mortgage and 9 years for home equity. The estimated remaining lives of these loans reflect estimated prepayments, both voluntary and involuntary (i.e., foreclosures and other forced liquidations).

Active and suspended foreclosure
At September 30, 2019, and December 31, 2018, the Firm had non-PCI residential real estate loans, excluding those insured by U.S. government agencies, with a carrying value of $546 million and $653 million, respectively, that were not included in REO, but were in the process of active or suspended foreclosure.

Other consumer loans
The table below provides information for other consumer retained loan classes, including auto and business banking loans.

(in millions, except ratios)	Auto		Consumer & Business Banking		Total other consumer
	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018
Loan delinquency
Current	$60,872	$62,984	$26,346	$26,249	$87,218	$89,233
30–119 days past due	534	589	231	252	765	841
120 or more days past due	4	—	122	111	126	111
Total retained loans	$61,410	$63,573	$26,699	$26,612	$88,109	$90,185
% of 30+ days past due to total retained loans	0.88%	0.93%	1.32%	1.36%	1.01%	1.06%
Nonaccrual loans(a)	112	128	268	245	380	373
Geographic region(b)
California	$8,016	$8,330	$5,744	$5,520	$13,760	$13,850
Texas	6,644	6,531	3,042	2,993	9,686	9,524
New York	3,627	3,863	4,339	4,381	7,966	8,244
Illinois	3,438	3,716	1,737	2,046	5,175	5,762
Florida	3,280	3,256	1,565	1,502	4,845	4,758
Arizona	1,990	2,084	1,268	1,491	3,258	3,575
Ohio	1,900	1,973	1,189	1,305	3,089	3,278
New Jersey	1,920	1,981	805	723	2,725	2,704
Michigan	1,279	1,357	1,264	1,329	2,543	2,686
Louisiana	1,598	1,587	768	860	2,366	2,447
All other	27,718	28,895	4,978	4,462	32,696	33,357
Total retained loans	$61,410	$63,573	$26,699	$26,612	$88,109	$90,185
Loans by risk ratings(c)
Noncriticized	$13,823	$15,749	$18,738	$18,743	$32,561	$34,492
Criticized performing	394	273	747	751	1,141	1,024
Criticized nonaccrual	—	—	218	191	218	191

(a)	There were no loans that were 90 or more days past due and still accruing interest at September 30, 2019, and December 31, 2018.

(b)	The geographic regions presented in this table are ordered based on the magnitude of the corresponding loan balances at September 30, 2019.

(c)	For risk-rated business banking and auto loans, the primary credit quality indicator is the risk rating of the loan, including whether the loans are considered to be criticized and/or nonaccrual.

Other consumer impaired loans and loan
modifications
The table below sets forth information about the Firm’s other consumer impaired loans, including risk-rated business banking and auto loans that have been placed on nonaccrual status, and loans that have been modified in TDRs.

(in millions)	September 30, 2019	December 31, 2018
Impaired loans
With an allowance	$242	$222
Without an allowance(a)	20	29
Total impaired loans(b)(c)	$262	$251
Allowance for loan losses related to impaired loans	$68	$63
Unpaid principal balance of impaired loans(d)	357	355
Impaired loans on nonaccrual status	240	229

(a)
When discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, the loan does not require an allowance. This typically occurs when the impaired loans have been partially charged off and/or there have been interest payments received and applied to the loan balance.

(b)	Predominantly all other consumer impaired loans are in the U.S.

(c)
Other consumer average impaired loans were $254 million and $271 million for the three months ended September 30, 2019 and 2018, respectively, and $248 million and $281 million for the nine months ended September 30, 2019 and 2018, respectively. The related interest income on impaired loans, including those on a cash basis, was not material for the three and nine months ended September 30, 2019 and 2018.

(d)
Represents the contractual amount of principal owed at September 30, 2019, and December 31, 2018. The unpaid principal balance differs from the impaired loan balances due to various factors, including charge-offs, interest payments received and applied to the principal balance, net deferred loan fees or costs, and unamortized discounts or premiums on purchased loans.

Loan modifications
Certain other consumer loan modifications are considered to be TDRs as they provide various concessions to borrowers who are experiencing financial difficulty. All of these TDRs are reported as impaired loans. Refer to Note 12 of JPMorgan Chase’s 2018 Form 10-K for further information on other consumer loans modified in TDRs.
At September 30, 2019 and December 31, 2018, other consumer loans modified in TDRs were $77 million and $79 million, respectively. The impact of these modifications, as well as new TDRs, were not material to the Firm for the three and nine months ended September 30, 2019 and 2018. Additional commitments to lend to borrowers whose loans have been modified in TDRs as of September 30, 2019 and December 31, 2018 were not material. TDRs on nonaccrual status were $55 million and $57 million at September 30, 2019 and December 31, 2018, respectively.

Purchased credit-impaired loans
Refer to Note 12 of JPMorgan Chase’s 2018 Form 10-K for a detailed discussion of PCI loans, including the related accounting policies.
Residential real estate – PCI loans
The table below sets forth information about the Firm’s consumer, excluding credit card, PCI loans.

(in millions, except ratios)	Home equity		Prime mortgage		Subprime mortgage		Option ARMs		Total PCI
	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018
Carrying value(a)	$7,753	$8,963	$4,164	$4,690	$1,797	$1,945	$7,576	$8,436	$21,290	$24,034
Loan delinquency (based on unpaid principal balance)
Current	$7,543	$8,624	$3,759	$4,226	$1,915	$2,033	$6,876	$7,592	$20,093	$22,475
30–149 days past due	234	278	241	259	247	286	362	398	1,084	1,221
150 or more days past due	165	242	183	223	99	123	350	457	797	1,045
Total loans	$7,942	$9,144	$4,183	$4,708	$2,261	$2,442	$7,588	$8,447	$21,974	$24,741
% of 30+ days past due to total loans	5.02%	5.69%	10.14%	10.24%	15.30%	16.75%	9.38%	10.12%	8.56%	9.16%
Current estimated LTV ratios (based on unpaid principal balance)(b)(c)
Greater than 125% and refreshed FICO scores:
Equal to or greater than 660	$13	$17	$2	$1	$—	$—	$3	$3	$18	$21
Less than 660	10	13	6	7	7	9	5	7	28	36
101% to 125% and refreshed FICO scores:
Equal to or greater than 660	96	135	6	6	7	4	18	17	127	162
Less than 660	46	65	19	22	24	35	18	33	107	155
80% to 100% and refreshed FICO scores:
Equal to or greater than 660	643	805	58	75	52	54	102	119	855	1,053
Less than 660	271	388	71	112	109	161	128	190	579	851
Lower than 80% and refreshed FICO scores:
Equal to or greater than 660	5,031	5,548	2,559	2,689	809	739	4,932	5,111	13,331	14,087
Less than 660	1,613	1,908	1,283	1,568	1,155	1,327	2,093	2,622	6,144	7,425
No FICO/LTV available	219	265	179	228	98	113	289	345	785	951
Total unpaid principal balance	$7,942	$9,144	$4,183	$4,708	$2,261	$2,442	$7,588	$8,447	$21,974	$24,741
Geographic region (based on unpaid principal balance)(d)
California	$4,704	$5,420	$2,280	$2,578	$549	$593	$4,355	$4,798	$11,888	$13,389
Florida	865	976	295	332	218	234	630	713	2,008	2,255
New York	469	525	338	365	249	268	452	502	1,508	1,660
Illinois	207	233	139	154	115	123	181	199	642	709
Washington	348	419	85	98	38	44	155	177	626	738
New Jersey	184	210	117	134	81	88	222	258	604	690
Massachusetts	56	65	103	113	69	73	216	240	444	491
Maryland	43	48	89	95	90	96	160	178	382	417
Virginia	47	54	82	91	35	37	190	211	354	393
Arizona	138	165	60	69	39	43	99	112	336	389
All other	881	1,029	595	679	778	843	928	1,059	3,182	3,610
Total unpaid principal balance	$7,942	$9,144	$4,183	$4,708	$2,261	$2,442	$7,588	$8,447	$21,974	$24,741

(a)	Carrying value includes the effect of fair value adjustments that were applied to the consumer PCI portfolio at the date of acquisition.

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

(c)	Refreshed FICO scores represent each borrower’s most recent credit score, which is obtained by the Firm on at least a quarterly basis.

(d)	The geographic regions presented in the table are ordered based on the magnitude of the corresponding loan balances at September 30, 2019.

Approximately 26% of the PCI home equity portfolio are senior lien loans; the remaining balance are junior lien HELOANs or HELOCs. The following table represents the Firm’s delinquency statistics for PCI junior lien home equity loans and lines of credit based on the unpaid principal balance as of September 30, 2019, and December 31, 2018.

	Total loans		Total 30+ day delinquency rate
(in millions, except ratios)	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018

HELOCs(a)(b)	5,623	6,531	3.66%	4.00%
HELOANs	234	280	2.99	3.57
Total	$5,857	$6,811	3.64%	3.98%

(a)
In general, these HELOCs are revolving loans for a 10-year period, after which time the HELOC converts to an interest-only loan with a balloon payment at the end of the loan’s term. Substantially all HELOCs are beyond the revolving period.

(b)	Includes loans modified into fixed rate amortizing loans.
The table below presents the accretable yield activity for the Firm’s PCI consumer loans for the three and nine months ended September 30, 2019 and 2018, and represents the Firm’s estimate of gross interest income expected to be earned over the remaining life of the PCI loan portfolios. The table excludes the cost to fund the PCI portfolios, and therefore the accretable yield does not represent net interest income expected to be earned on these portfolios.

	Total PCI
(in millions, except ratios)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Beginning balance	$7,699	$8,722	$8,422	$11,159
Accretion into interest income	(272)	(303)	(841)	(958)
Changes in interest rates on variable-rate loans	(308)	37	(402)	(231)
Other changes in expected cash flows(a)	255	46	195	(1,468)
Balance at September 30	$7,374	$8,502	$7,374	$8,502
Accretable yield percentage	5.27%	4.95%	5.32%	4.88%

(a)
Other changes in expected cash flows may vary from period to period as the Firm continues to refine its cash flow model, for example cash flows expected to be collected due to the impact of modifications and changes in prepayment assumptions.

Active and suspended foreclosure
At September 30, 2019, and December 31, 2018, the Firm had PCI residential real estate loans with an unpaid principal balance of $776 million and $964 million, respectively, that were not included in REO, but were in the process of active or suspended foreclosure.

Credit card loan portfolio
Refer to Note 12 of JPMorgan Chase’s 2018 Form 10-K for further information on the credit card loan portfolio, including credit quality indicators.
The table below sets forth information about the Firm’s credit card loans.

(in millions, except ratios)	September 30, 2019	December 31, 2018
Loan delinquency
Current and less than 30 days past due and still accruing	$156,629	$153,746
30–89 days past due and still accruing	1,500	1,426
90 or more days past due and still accruing	1,442	1,444
Total retained loans	$159,571	$156,616
Loan delinquency ratios
% of 30+ days past due to total retained loans	1.84%	1.83%
% of 90+ days past due to total retained loans	0.90	0.92
Geographic region(a)
California	$24,313	$23,757
Texas	15,790	15,085
New York	13,940	13,601
Florida	10,101	9,770
Illinois	9,125	8,938
New Jersey	6,821	6,739
Ohio	5,093	5,094
Pennsylvania	4,918	4,996
Colorado	4,543	4,309
Michigan	3,942	3,912
All other	60,985	60,415
Total retained loans	$159,571	$156,616
Percentage of portfolio based on carrying value with estimated refreshed FICO scores
Equal to or greater than 660	83.6%	84.2%
Less than 660	15.6	15.0
No FICO available	0.8	0.8

(a)	The geographic regions presented in the table are ordered based on the magnitude of the corresponding loan balances at September 30, 2019.

Credit card impaired loans and loan modifications
Refer to Note 12 of JPMorgan Chase’s 2018 Form 10-K for a detailed discussion of impaired credit card loans, including credit card loan modifications.
The table below sets forth information about the Firm’s impaired credit card loans. All of these loans are considered to be impaired as they have been modified in TDRs.

(in millions)	September 30, 2019	December 31, 2018
Impaired credit card loans with an allowance(a)(b)(c)	$1,423	$1,319
Allowance for loan losses related to impaired credit card loans	488	440

(a)	The carrying value and the unpaid principal balance are the same for credit card impaired loans.

(b)	There were no impaired loans without an allowance.

(c)	Predominantly all impaired credit card loans are in the U.S.
The following table presents average balances of impaired credit card loans and interest income recognized on those loans.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
Average impaired credit card loans	$1,406	$1,267	$1,371	$1,245
Interest income on impaired credit card loans	18	17	53	48

Loan modifications
The Firm may offer one of a number of loan modification programs to credit card borrowers who are experiencing financial difficulty. Most of the credit card loans have been modified under long-term programs for borrowers who are experiencing financial difficulties. These modifications involve placing the customer on a fixed payment plan, generally for 60 months, and typically include reducing the interest rate on the credit card. Substantially all modifications are considered to be TDRs. New enrollments in these loan modification programs were $242 million and $215 million for the three months ended September 30, 2019 and 2018, respectively, and $717 million and $640 million for the nine months ended September 30, 2019 and 2018, respectively. For all periods disclosed, new enrollments were less than 1% of total retained credit card loans.
Refer to Note 12 of JPMorgan Chase’s 2018 Form 10-K for additional information about credit card loan modifications.

Financial effects of modifications and redefaults
The following table provides information about the financial effects of the concessions granted on credit card loans modified in TDRs and redefaults for the periods presented.

(in millions, except weighted-average data)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Weighted-average interest rate of loans – before TDR	19.18%	18.25%	19.23%	17.82%
Weighted-average interest rate of loans – after TDR	4.65	5.10	4.80	5.12
Loans that redefaulted within one year of modification(a)	$42	$31	$108	$82

(a)
Represents loans modified in TDRs that experienced a payment default in the periods presented, and for which the payment default occurred within one year of the modification. The amounts presented represent the balance of such loans as of the end of the quarter in which they defaulted.

For credit card loans modified in TDRs, payment default is deemed to have occurred when the borrower misses two consecutive contractual payments. A substantial portion of these loans are expected to be charged-off in accordance with the Firm’s standard charge-off policy. Based on historical experience, the estimated weighted-average default rate for modified credit card loans was expected to be 34.30% and 33.38% as of September 30, 2019, and December 31, 2018, respectively.

Wholesale loan portfolio
Wholesale loans include loans made to a variety of clients, ranging from large corporate and institutional clients to high-net-worth individuals. The primary credit quality indicator for wholesale loans is the risk rating assigned to each loan. Refer to Note 12 and Note 13 of JPMorgan Chase’s 2018 Form 10-K for further information on these risk ratings.

The table below provides information by class of receivable for the retained loans in the Wholesale portfolio segment.

	Commercial and industrial		Real estate		Financial institutions		Governments & Agencies		Other(d)		Total retained loans
(in millions, except ratios)	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018
Loans by risk ratings
Investment-grade	$61,709	$73,497	$101,379	$100,107	$39,492	$32,178	$12,905	$13,984	$121,813	$119,963	$337,298	$339,729
Noninvestment-grade:
Noncriticized	52,484	51,720	13,574	14,876	16,123	15,316	206	201	11,059	11,478	93,446	93,591
Criticized performing	3,743	3,738	808	620	202	150	—	2	540	182	5,293	4,692
Criticized nonaccrual	1,291	851	65	134	22	4	—	—	92	161	1,470	1,150
Total noninvestment- grade	57,518	56,309	14,447	15,630	16,347	15,470	206	203	11,691	11,821	100,209	99,433
Total retained loans	$119,227	$129,806	$115,826	$115,737	$55,839	$47,648	$13,111	$14,187	$133,504	$131,784	$437,507	$439,162
% of total criticized exposure to total retained loans	4.22%	3.54%	0.75%	0.65%	0.40%	0.32%	—%	0.01%	0.47%	0.26%	1.55%	1.33%
% of criticized nonaccrual to total retained loans	1.08	0.66	0.06	0.12	0.04	0.01	—	—	0.07	0.12	0.34	0.26

Loans by geographic distribution(a)
Total non-U.S.	$28,850	$29,572	$3,202	$2,967	$17,112	$18,524	$2,699	$3,150	$48,394	$48,433	$100,257	$102,646
Total U.S.	90,377	100,234	112,624	112,770	38,727	29,124	10,412	11,037	85,110	83,351	337,250	336,516
Total retained loans	$119,227	$129,806	$115,826	$115,737	$55,839	$47,648	$13,111	$14,187	$133,504	$131,784	$437,507	$439,162

Loan delinquency(b)
Current and less than 30 days past due and still accruing	$117,621	$128,678	$115,733	$115,533	$55,764	$47,622	$13,097	$14,165	$132,844	$130,918	$435,059	$436,916
30–89 days past due and still accruing	279	109	22	67	51	12	13	18	568	702	933	908
90 or more days past due and still accruing(c)	36	168	6	3	2	10	1	4	—	3	45	188
Criticized nonaccrual	1,291	851	65	134	22	4	—	—	92	161	1,470	1,150
Total retained loans	$119,227	$129,806	$115,826	$115,737	$55,839	$47,648	$13,111	$14,187	$133,504	$131,784	$437,507	$439,162

(a)	The U.S. and non-U.S. distribution is determined based predominantly on the domicile of the borrower.

(b)
The credit quality of wholesale loans is assessed primarily through ongoing review and monitoring of an obligor’s ability to meet contractual obligations rather than relying on the past due status, which is generally a lagging indicator of credit quality. Refer to Note 12 of JPMorgan Chase’s 2018 Form 10-K for a further discussion.

(c)	Represents loans that are considered well-collateralized and therefore still accruing interest.

(d)
Other includes individuals and individual entities (predominantly consists of Wealth Management clients within AWM and includes exposure to personal investment companies and personal and testamentary trusts), SPEs and Private education and civic organizations. Refer to Note 14 of JPMorgan Chase’s 2018 Form 10-K for more information on SPEs.

The following table presents additional information on the real estate class of loans within the Wholesale portfolio for the periods indicated. Refer to Note 12 of JPMorgan Chase’s 2018 Form 10-K for further information on real estate loans.

(in millions, except ratios)	Multifamily		Other commercial		Total real estate loans
	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018
Real estate retained loans	$79,169	$79,184	$36,657	$36,553	$115,826	$115,737
Criticized exposure	533	388	340	366	873	754
% of total criticized exposure to total real estate retained loans	0.67%	0.49%	0.93%	1.00%	0.75%	0.65%
Criticized nonaccrual	$34	$57	$31	$77	$65	$134
% of criticized nonaccrual loans to total real estate retained loans	0.04%	0.07%	0.08%	0.21%	0.06%	0.12%

Wholesale impaired retained loans and loan modifications
Wholesale impaired retained loans consist of loans that have been placed on nonaccrual status and/or that have been modified in a TDR. All impaired loans are evaluated for an asset-specific allowance as described in Note 13 of JPMorgan Chase’s 2018 Form 10-K.
The table below sets forth information about the Firm’s wholesale impaired retained loans.

(in millions)	Commercial and industrial		Real estate		Financial institutions		Governments & Agencies		Other		Total retained loans
	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019		Dec 31, 2018
Impaired loans
With an allowance	$1,068	$807	$46	$107	$22	$4	$—	$—	$96	$152	$1,232		$1,070
Without an allowance(a)	279	140	21	27	—	—	—	—	4	13	304		180
Total impaired loans	$1,347	$947	$67	$134	$22	$4	$—	$—	$100	$165	$1,536	(c)	$1,250	(c)
Allowance for loan losses related to impaired loans	$320	$252	$13	$25	$7	$1	$—	$—	$2	$19	$342		$297
Unpaid principal balance of impaired loans(b)	1,532	1,043	104	203	23	4	—	—	336	473	1,995		1,723

(a)
When the discounted cash flows, collateral value or market price equals or exceeds the recorded investment in the loan, the loan does not require an allowance. This typically occurs when the impaired loans have been partially charged-off and/or there have been interest payments received and applied to the loan balance.

(b)
Represents the contractual amount of principal owed at September 30, 2019, and December 31, 2018. The unpaid principal balance differs from the impaired loan balances due to various factors, including charge-offs; interest payments received and applied to the carrying value; net deferred loan fees or costs; and unamortized discount or premiums on purchased loans.

(c)	Based upon the domicile of the borrower, largely consists of loans in the U.S.
The following table presents the Firm’s average impaired retained loans for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
Commercial and industrial	$1,073	$838	$1,082	$1,095
Real estate	80	134	105	138
Financial institutions	9	45	11	76
Governments & Agencies	—	—	—	—
Other	123	202	207	214
Total(a)	$1,285	$1,219	$1,405	$1,523

(a)	The related interest income on accruing impaired loans and interest income recognized on a cash basis were not material for the three and nine months ended September 30, 2019 and 2018.

Certain loan modifications are considered to be TDRs as they provide various concessions to borrowers who are experiencing financial difficulty. All TDRs are reported as impaired loans in the tables above. TDRs were $498 million and $576 million as of September 30, 2019, and December 31, 2018, respectively. The impact of these modifications, as well as new TDRs, were not material to the Firm for the three and nine months ended September 30, 2019 and 2018.

Note 12 – Allowance for credit losses
Refer to Note 13 of JPMorgan Chase’s 2018 Form 10-K for a detailed discussion of the allowance for credit losses and the related accounting policies.
Allowance for credit losses and related information
The table below summarizes information about the allowances for loan losses and lending-related commitments, and includes a breakdown of loans and lending-related commitments by impairment methodology.

	2019					2018
Nine months ended September 30, (in millions)	Consumer, excluding credit card	Credit card		Wholesale	Total	Consumer, excluding credit card	Credit card		Wholesale	Total
Allowance for loan losses
Beginning balance at January 1,	$4,146	$5,184		$4,115	$13,445	$4,579	$4,884		$4,141	$13,604
Gross charge-offs	702	4,050		270	5,022	776	3,777		264	4,817
Gross recoveries	(420)	(433)		(34)	(887)	(681)	(370)		(146)	(1,197)
Net charge-offs	282	3,617		236	4,135	95	3,407		118	3,620
Write-offs of PCI loans(a)	132	—		—	132	151	—		—	151
Provision for loan losses	(265)	4,017		296	4,048	(152)	3,557		(111)	3,294
Other	—	(1)		10	9	1	—		—	1
Ending balance at September 30,	$3,467	$5,583		$4,185	$13,235	$4,182	$5,034		$3,912	$13,128

Allowance for loan losses by impairment methodology
Asset-specific(b)	$145	$488	(c)	$342	$975	$204	$421	(c)	$280	$905
Formula-based	2,066	5,095		3,843	11,004	2,154	4,613		3,632	10,399
PCI	1,256	—		—	1,256	1,824	—		—	1,824
Total allowance for loan losses	$3,467	$5,583		$4,185	$13,235	$4,182	$5,034		$3,912	$13,128

Loans by impairment methodology
Asset-specific	$6,341	$1,423		$1,536	$9,300	$7,046	$1,284		$1,051	$9,381
Formula-based	304,178	158,148		435,971	898,297	343,703	146,572		422,783	913,058
PCI	21,290	—		—	21,290	25,209	—		3	25,212
Total retained loans	$331,809	$159,571		$437,507	$928,887	$375,958	$147,856		$423,837	$947,651

Impaired collateral-dependent loans
Net charge-offs	$28	$—		$23	$51	$15	$—		$—	$15
Loans measured at fair value of collateral less cost to sell	2,083	—		113	2,196	2,077	—		258	2,335

Allowance for lending-related commitments
Beginning balance at January 1,	$33	$—		$1,022	$1,055	$33	$—		$1,035	$1,068
Provision for lending-related commitments	—	—		110	110	—	—		29	29
Other	—	—		—	—	—	—		—	—
Ending balance at September 30,	$33	$—		$1,132	$1,165	$33	$—		$1,064	$1,097

Allowance for lending-related commitments by impairment methodology
Asset-specific	$—	$—		$135	$135	$—	$—		$71	$71
Formula-based	33	—		997	1,030	33	—		993	1,026
Total allowance for lending-related commitments	$33	$—		$1,132	$1,165	$33	$—		$1,064	$1,097

Lending-related commitments by impairment methodology
Asset-specific	$—	$—		$446	$446	$—	$—		$252	$252
Formula-based	53,591	645,880		395,173	1,094,644	50,630	600,728		397,064	1,048,422
Total lending-related commitments	$53,591	$645,880		$395,619	$1,095,090	$50,630	$600,728		$397,316	$1,048,674

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

Note 13 – Variable interest entities
Refer to Note 1 of JPMorgan Chase’s 2018 Form 10-K for a further description of JPMorgan Chase’s accounting policies regarding consolidation of VIEs.
The following table summarizes the most significant types of Firm-sponsored VIEs by business segment.

Line of Business	Transaction Type	Activity	Form 10-Q page reference
CCB	Credit card securitization trusts	Securitization of originated credit card receivables	139
	Mortgage securitization trusts	Servicing and securitization of both originated and purchased residential mortgages	139-141
CIB	Mortgage and other securitization trusts	Securitization of both originated and purchased residential and commercial mortgages, and other consumer loans	139-141
	Multi-seller conduits	Assist clients in accessing the financial markets in a cost-efficient manner and structures transactions to meet investor needs	141
	Municipal bond vehicles	Financing of municipal bond investments	141

The Firm also invests in and provides financing and other services to VIEs sponsored by third parties. Refer to pages 142–143 of this Note for more information on the VIEs sponsored by third parties.
Significant Firm-sponsored VIEs
Credit card securitizations
Refer to Note 14 of JPMorgan Chase’s 2018 Form 10-K for a more detailed discussion of JPMorgan Chase’s involvement with credit card securitizations.
As a result of the Firm’s continuing involvement, the Firm is considered to be the primary beneficiary of its Firm-sponsored credit card securitization trusts, including its primary vehicle, the Chase Issuance Trust. Refer to the table on page 142 of this Note for further information on consolidated VIE assets and liabilities.

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
Refer to Note 14 of JPMorgan Chase’s 2018 Form 10-K for a detailed discussion of the Firm’s involvement with Firm-sponsored mortgage and other securitization trusts, as well as the accounting treatment relating to such trusts.

The following table presents the total unpaid principal amount of assets held in Firm-sponsored private-label securitization entities, including those in which the Firm has continuing involvement, and those that are consolidated by the Firm. Continuing involvement includes servicing the loans, holding senior interests or subordinated interests (including amounts required to be held pursuant to credit risk retention rules), recourse or guarantee arrangements, and derivative contracts. In certain instances, the Firm’s only continuing involvement is servicing the loans. Refer to Securitization activity on page 143 of this Note for further information regarding the Firm’s cash flows associated with and interests retained in nonconsolidated VIEs, and pages 143–144 of this Note for information on the Firm’s loan sales and securitization activity related to U.S. GSEs and government agencies.

	Principal amount outstanding			JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
September 30, 2019 (in millions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	Investment securities	Other financial assets	Total interests held by JPMorgan Chase
Securitization-related(a)
Residential mortgage:
Prime/Alt-A and option ARMs	$61,480	$2,966	$49,826	$522	$728	$—	$1,250
Subprime	15,156	—	14,085	16	—	—	16
Commercial and other(b)	101,624	—	86,302	919	708	234	1,861
Total	$178,260	$2,966	$150,213	$1,457	$1,436	$234	$3,127

	Principal amount outstanding			JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
December 31, 2018 (in millions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	Investment securities	Other financial assets	Total interests held by JPMorgan Chase
Securitization-related(a)
Residential mortgage:
Prime/Alt-A and option ARMs	$63,350	$3,237	$50,679	$623	$647	$—	$1,270
Subprime	16,729	32	15,434	53	—	—	53
Commercial and other(b)	102,961	—	79,387	783	801	210	1,794
Total	$183,040	$3,269	$145,500	$1,459	$1,448	$210	$3,117

(a)
Excludes U.S. GSEs and government agency securitizations and re-securitizations, which are not Firm-sponsored. Refer to pages 143–144 of this Note for information on the Firm’s loan sales and securitization activity related to U.S. GSEs and government agencies.

(b)	Consists of securities backed by commercial real estate loans and non-mortgage-related consumer receivables purchased from third parties.

(c)
Excludes the following: retained servicing (refer to Note 14 for a discussion of MSRs); securities retained from loan sales and securitization activity related to U.S. GSEs and government agencies; interest rate and foreign exchange derivatives primarily used to manage interest rate and foreign exchange risks of securitization entities (Refer to Note 4 for further information on derivatives); senior and subordinated securities of $168 million and $69 million, respectively, at September 30, 2019, and $87 million and $28 million, respectively, at December 31, 2018, which the Firm purchased in connection with CIB’s secondary market-making activities.

(d)	Includes interests held in re-securitization transactions.

(e)
As of September 30, 2019, and December 31, 2018, 67% and 60%, respectively, of the Firm’s retained securitization interests, which are predominantly carried at fair value and include amounts required to be held pursuant to credit risk retention rules, were risk-rated “A” or better, on an S&P-equivalent basis. The retained interests in prime residential mortgages consisted of $1.2 billion and $1.3 billion of investment-grade, and $55 million and $16 million of noninvestment-grade at September 30, 2019, and December 31, 2018, respectively. The retained interests in commercial and other securitizations trusts consisted of $1.3 billion and $1.2 billion of investment-grade retained interests at September 30, 2019 and December 31, 2018, and $567 million and $623 million of noninvestment-grade retained interests at September 30, 2019, and December 31, 2018, respectively.

Residential mortgage
The Firm securitizes residential mortgage loans originated by CCB, as well as residential mortgage loans purchased from third parties by either CCB or CIB. Refer to Note 14 of JPMorgan Chase’s 2018 Form 10-K for a more detailed description of the Firm’s involvement with residential mortgage securitizations. Refer to the table on page 142 of this Note for more information on the consolidated residential mortgage securitizations, and the table on the previous page of this Note for further information on interests held in nonconsolidated residential mortgage securitizations.
Commercial mortgages and other consumer securitizations
CIB originates and securitizes commercial mortgage loans, and engages in underwriting and trading activities involving the securities issued by securitization trusts. Refer to Note 14 of JPMorgan Chase’s 2018 Form 10-K for a more detailed description of the Firm’s involvement with commercial mortgage and other consumer securitizations. Refer to the table on page 142 of this Note for more information on the consolidated commercial mortgage securitizations, and the table on the previous page of this Note for further information on interests held in nonconsolidated securitizations.
Re-securitizations
Refer to Note 14 of JPMorgan Chase’s 2018 Form 10-K for a more detailed description of JPMorgan Chase’s participation in certain re-securitization transactions.
The following table presents the principal amount of securities transferred to re-securitization VIEs.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
Transfers of securities to VIEs
U.S. GSEs and government agencies	$5,377	$2,540	$12,444	$11,321
The following table presents information on nonconsolidated re-securitization VIEs.

	Nonconsolidated re-securitization VIEs
(in millions)	September 30, 2019	December 31, 2018
Firm-sponsored private-label
Assets held in VIEs with continuing involvement(a)	$21	$118
Interest in VIEs	—	10
U.S. GSEs and government agencies
Interest in VIEs	2,097	3,058

(a)	Represents the principal amount and includes the notional amount of interest-only securities.
As of September 30, 2019, and December 31, 2018, the Firm did not consolidate any U.S. GSE and government agency re-securitization VIEs or any Firm-sponsored private-label re-securitization VIEs.

Multi-seller conduits
Refer to Note 14 of JPMorgan Chase’s 2018 Form 10-K for a more detailed description of JPMorgan Chase’s principal involvement with Firm-administered multi-seller conduits.
In the normal course of business, JPMorgan Chase makes markets in and invests in commercial paper issued by the Firm-administered multi-seller conduits. The Firm held $12.6 billion and $20.1 billion of the commercial paper issued by the Firm-administered multi-seller conduits at September 30, 2019, and December 31, 2018, respectively, which have been eliminated in consolidation. The Firm’s investments reflect the Firm’s funding needs and capacity and were not driven by market illiquidity. Other than the amounts required to be held pursuant to credit risk retention rules, the Firm is not obligated under any agreement to purchase the commercial paper issued by the Firm-administered multi-seller conduits.
Deal-specific liquidity facilities, program-wide liquidity and credit enhancement provided by the Firm have been eliminated in consolidation. The Firm or the Firm-administered multi-seller conduits provide lending-related commitments to certain clients of the Firm-administered multi-seller conduits. The unfunded commitments were $8.5 billion and $8.0 billion at September 30, 2019, and December 31, 2018, respectively, and are reported as off-balance sheet lending-related commitments in other unfunded commitments to extend credit. Refer to Note 22 for more information on off-balance sheet lending-related commitments.
Municipal bond vehicles
Municipal bond vehicles or tender option bond (“TOB”) trusts allow institutions to finance their municipal bond investments at short-term rates. TOB transactions are known as customer TOB trusts and non-customer TOB trusts. Customer TOB trusts are sponsored by a third party, refer to pages 142–143 of this Note for further information.
The Firm serves as sponsor for all non-customer TOB transactions. Refer to Note 14 of JPMorgan Chase’s 2018 Form 10-K for a more detailed description of JPMorgan Chase’s Municipal bond vehicles.

Consolidated VIE assets and liabilities
The following table presents information on assets and liabilities related to VIEs consolidated by the Firm as of September 30, 2019, and December 31, 2018.

	Assets				Liabilities
September 30, 2019 (in millions)	Trading assets	Loans	Other(b)	Total assets(c)	Beneficial interests in VIE assets(d)	Other(e)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$27,377	$370	$27,747	$6,457	$6	$6,463
Firm-administered multi-seller conduits	3	22,708	334	23,045	10,514	35	10,549
Municipal bond vehicles	1,280	—	3	1,283	1,249	2	1,251
Mortgage securitization entities(a)	70	2,937	58	3,065	295	137	432
Other	108	—	209	317	—	121	121
Total	$1,461	$53,022	$974	$55,457	$18,515	$301	$18,816

	Assets				Liabilities
December 31, 2018 (in millions)	Trading assets	Loans	Other(b)	Total assets(c)	Beneficial interests in VIE assets(d)	Other(e)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$31,760	$491	$32,251	$13,404	$12	$13,416
Firm-administered multi-seller conduits	—	24,411	300	24,711	4,842	33	4,875
Municipal bond vehicles	1,779	—	4	1,783	1,685	3	1,688
Mortgage securitization entities(a)	53	3,285	40	3,378	308	161	469
Other	134	—	178	312	2	103	105
Total	$1,966	$59,456	$1,013	$62,435	$20,241	$312	$20,553

(a)	Includes residential and commercial mortgage securitizations.

(b)	Includes assets classified as cash and other assets on the Consolidated balance sheets.

(c)
The assets of the consolidated VIEs included in the program types above are used to settle the liabilities of those entities. The assets and liabilities include third-party assets and liabilities of consolidated VIEs and exclude intercompany balances that eliminate in consolidation.

(d)
The interest-bearing beneficial interest liabilities issued by consolidated VIEs are classified in the line item on the Consolidated balance sheets titled, “Beneficial interests issued by consolidated variable interest entities.” The holders of these beneficial interests generally do not have recourse to the general credit of JPMorgan Chase. Refer to note 14 of JPMorgan Chase’s 2018 Form 10-K for conduits program-wide credit enhancements. Included in beneficial interests in VIE assets are long-term beneficial interests of $6.8 billion and $13.7 billion at September 30, 2019, and December 31, 2018.

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
Tax credit vehicles
The Firm holds investments in unconsolidated tax credit vehicles, which are limited partnerships and similar entities that construct, own and operate affordable housing, wind, solar and other alternative energy projects. These entities are primarily considered VIEs. A third party is typically the general partner or managing member and has control over the significant activities of the tax credit vehicles, and accordingly the Firm does not consolidate tax credit vehicles. The Firm generally invests in these partnerships as a limited partner and earns a return primarily through the receipt of tax credits allocated to the projects. The maximum loss exposure, represented by equity investments and funding commitments, was $17.0 billion and $16.5 billion, of which $4.8 billion and $4.0 billion was unfunded at September 30, 2019 and December 31, 2018, respectively. In order to reduce the risk of loss, the Firm assesses each project and withholds varying amounts of its capital investment until the project qualifies for tax credits. Refer to Note 24 of JPMorgan Chase’s 2018 Form 10-K for further information on affordable housing tax credits. Refer to Note 22 of this Form 10-Q for more information on off-balance sheet lending-related commitments.
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
The Firm’s maximum exposure as a liquidity provider to Customer TOB trusts at September 30, 2019 and

December 31, 2018 was $5.3 billion and $4.8 billion, respectively. The fair value of assets held by such VIEs at September 30, 2019 and December 31, 2018, was $8.6 billion and $7.7 billion, respectively. Refer to Note 22 for more information on off-balance sheet lending-related commitments.
Loan securitizations
The Firm has securitized and sold a variety of loans, including residential mortgage, credit card, and commercial mortgage. Refer to Note 14 of JPMorgan Chase’s 2018 Form 10-K for a further description of the Firm’s accounting policies regarding securitizations.
Securitization activity
The following table provides information related to the Firm’s securitization activities for the three and nine months ended September 30, 2019 and 2018, related to assets held in Firm-sponsored securitization entities that were not consolidated by the Firm, and where sale accounting was achieved at the time of the securitization.

	Three months ended September 30,				Nine months ended September 30,
	2019		2018		2019		2018
(in millions)	Residential mortgage(e)	Commercial and other(f)	Residential mortgage(e)	Commercial and other(f)	Residential mortgage(e)	Commercial and other(f)	Residential mortgage(e)	Commercial and other(f)
Principal securitized	$3,225	$1,477	$1,513	$3,533	$7,132	$4,215	$5,972	$8,705
All cash flows during the period(a):
Proceeds received from loan sales as financial instruments(b)(c)	$3,327	$1,506	$1,524	$3,558	$7,337	$4,329	$5,984	$8,745
Servicing fees collected(d)	70	—	80	1	220	1	240	1
Cash flows received on interests	115	34	99	99	314	183	328	230

(a)	Excludes re-securitization transactions.

(b)	Predominantly includes Level 2 assets.

(c)	The carrying value of the loans accounted for at fair value approximated the proceeds received upon loan sale.

(d)	The prior period amounts have been revised to conform with the current period presentation.

(e)	Includes prime mortgages only. Excludes loan securitization activity related to U.S. GSEs and government agencies.

(f)	Includes commercial mortgage and other consumer loans.
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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
Carrying value of loans sold	$35,556	$11,968	$73,873	$28,804
Proceeds received from loan sales as cash	3	1	73	1
Proceeds from loan sales as securities(a)(b)	35,512	11,713	73,172	28,291
Total proceeds received from loan sales(c)	$35,515	$11,714	$73,245	$28,292
Gains on loan sales(d)(e)	$342	$9	$495	$32

(a)	Includes securities from U.S. GSEs and Ginnie Mae that are generally sold shortly after receipt or retained as part of the Firm’s Investment securities portfolio.

(b)	Included in level 2 assets.

(c)	Excludes the value of MSRs retained upon the sale of loans.

(d)	Gains on loan sales include the value of MSRs.

(e)	The carrying value of the loans accounted for at fair value approximated the proceeds received upon loan sale.
Options to repurchase delinquent loans
In addition to the Firm’s obligation to repurchase certain loans due to material breaches of representations and warranties as discussed in Note 22, the Firm also has the option to repurchase delinquent loans that it services for Ginnie Mae loan pools, as well as for other U.S. government agencies under certain arrangements. The Firm typically elects to repurchase delinquent loans from Ginnie Mae loan pools as it continues to service them and/or manage the foreclosure process in accordance with the applicable requirements, and such loans continue to be insured or guaranteed. When the Firm’s repurchase option becomes exercisable, such loans must be reported on the Consolidated balance sheets as a loan with a corresponding liability. Refer to Note 11 for additional information.
The following table presents loans the Firm repurchased or had an option to repurchase, real estate owned, and foreclosed government-guaranteed residential mortgage loans recognized on the Firm’s Consolidated balance sheets as of September 30, 2019 and December 31, 2018. Substantially all of these loans and real estate are insured or guaranteed by U.S. government agencies.

(in millions)	Sep 30, 2019	Dec 31, 2018
Loans repurchased or option to repurchase(a)	$4,761	$7,021
Real estate owned	50	75
Foreclosed government-guaranteed residential mortgage loans(b)	241	361

(a)	Predominantly all of these amounts relate to loans that have been repurchased from Ginnie Mae loan pools.

(b)	Relates to voluntary repurchases of loans, which are included in accrued interest and accounts receivable.
Loan delinquencies and liquidation losses
The table below includes information about components of nonconsolidated securitized financial assets held in Firm-sponsored private-label securitization entities, in which the Firm has continuing involvement, and delinquencies as of September 30, 2019, and December 31, 2018.

					Net liquidation losses(a)
	Securitized assets		90 days past due		Three months ended September 30,		Nine months ended September 30,
(in millions)	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018	2019	2018	2019	2018
Securitized loans
Residential mortgage:
Prime / Alt-A & option ARMs	$49,826	$50,679	$2,679	$3,354	$146	$182	$474	$453
Subprime	14,085	15,434	1,962	2,478	145	155	456	(307)
Commercial and other	86,302	79,387	153	225	118	71	283	119
Total loans securitized	$150,213	$145,500	$4,794	$6,057	$409	$408	$1,213	$265

(a)	Includes liquidation gains as a result of private label mortgage settlement payments during the first quarter of 2018, which were reflected as asset recoveries by trustees.

Note 14 – Goodwill and Mortgage servicing rights
Refer to Note 15 of JPMorgan Chase’s 2018 Form 10-K for a discussion of the accounting policies related to goodwill and mortgage servicing rights.
Goodwill
The following table presents goodwill attributed to the business segments.

(in millions)	September 30, 2019	December 31, 2018
Consumer & Community Banking	$31,038	$30,984
Corporate & Investment Bank	6,941	6,770
Commercial Banking	2,982	2,860
Asset & Wealth Management	6,857	6,857
Total goodwill	$47,818	$47,471

The following table presents changes in the carrying amount of goodwill.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
Balance at beginning of period	$47,477	$47,488	$47,471	$47,507
Changes during the period from:
Business combinations(a)	348	—	348	—
Other(b)	(7)	(5)	(1)	(24)
Balance at September 30,	$47,818	$47,483	$47,818	$47,483

(a)	For the three and nine months periods ended September 30, 2019, represents goodwill associated with the July 24, 2019 acquisition of InstaMed. This goodwill was allocated to CIB, CB and CCB.

(b)	Primarily relates to foreign currency adjustments.

Goodwill impairment testing
Refer to Impairment testing on pages 252–253 of JPMorgan Chase’s 2018 Form 10-K for a further description of the Firm’s goodwill impairment testing, including the primary method used to estimate the fair value of the reporting units, and the assumptions used in the goodwill impairment test.
The Firm reviewed current economic conditions, estimated market cost of equity, as well as actual and projections of business performance for all its businesses. Based upon such reviews, the Firm concluded that the goodwill allocated to its reporting units was not impaired as of September 30, 2019 or December 31, 2018, nor was goodwill written off due to impairment during the nine months ended September 30, 2019 or 2018.
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

Mortgage servicing rights
MSRs represent the fair value of expected future cash flows for performing servicing activities for others. The fair value considers estimated future servicing fees and ancillary revenue, offset by estimated costs to service the loans, and generally declines over time as net servicing cash flows are received, effectively amortizing the MSR asset against contractual servicing and ancillary fee income. MSRs are either purchased from third parties or recognized upon sale or securitization of mortgage loans if servicing is retained. Refer to Notes 2 and 15 of JPMorgan Chase’s 2018 Form 10-K for a further description of the MSR asset, interest rate risk management, and the valuation of MSRs.
The following table summarizes MSR activity for the three and nine months ended September 30, 2019 and 2018.

	As of or for the three months ended September 30,		As of or for the nine months ended September 30,
(in millions, except where otherwise noted)	2019	2018	2019		2018
Fair value at beginning of period	$5,093	$6,241	$6,130		$6,030
MSR activity:
Originations of MSRs	390	278	1,146		611
Purchase of MSRs	(2)	13	104		159
Disposition of MSRs(a)	(359)	(2)	(687)		(401)
Net additions/(dispositions)	29	289	563		369

Changes due to collection/realization of expected cash flows	(256)	(195)	(702)		(542)

Changes in valuation due to inputs and assumptions:
Changes due to market interest rates and other(b)	(433)	150	(1,274)		635
Changes in valuation due to other inputs and assumptions:
Projected cash flows (e.g., cost to service)	17	14	(333)	(e)	14
Discount rates	—	—	153		24
Prepayment model changes and other(c)	(31)	(66)	(118)		(97)
Total changes in valuation due to other inputs and assumptions	(14)	(52)	(298)		(59)
Total changes in valuation due to inputs and assumptions	(447)	98	(1,572)		576
Fair value at September 30,	$4,419	$6,433	$4,419		$6,433

Change in unrealized gains/(losses) included in income related to MSRs held at September 30,	$(447)	$98	$(1,572)		$576
Contractual service fees, late fees and other ancillary fees included in income	397	428	1,254		1,339
Third-party mortgage loans serviced at September 30, (in billions)	537	528	537		528
Servicer advances, net of an allowance for uncollectible amounts, at September 30, (in billions)(d)	2.0	3.1	2.0		3.1

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

The following table presents the components of mortgage fees and related income (including the impact of MSR risk management activities) for the three and nine months ended September 30, 2019 and 2018.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
CCB mortgage fees and related income

Net production revenue	$738	$108	$1,291	$296

Net mortgage servicing revenue:
Operating revenue:
Loan servicing revenue	351	435	1,172	1,389
Changes in MSR asset fair value due to collection/realization of expected cash flows	(256)	(195)	(702)	(542)
Total operating revenue	95	240	470	847
Risk management:
Changes in MSR asset fair value due to market interest rates and other(a)	(433)	150	(1,274)	636
Other changes in MSR asset fair value due to other inputs and assumptions in model(b)	(14)	(52)	(298)	(59)
Change in derivative fair value and other	500	(186)	1,372	(671)
Total risk management	53	(88)	(200)	(94)
Total net mortgage servicing revenue	148	152	270	753

Total CCB mortgage fees and related income	886	260	1,561	1,049

All other	1	2	1	2
Mortgage fees and related income	$887	$262	$1,562	$1,051

(a)	Represents both the impact of changes in estimated future prepayments due to changes in market interest rates, and the difference between actual and expected prepayments.

(b)
Represents the aggregate impact of changes in model inputs and assumptions such as projected cash flows (e.g., cost to service), discount rates and changes in prepayments other than those attributable to changes in market interest rates (e.g., changes in prepayments due to changes in home prices).

The table below outlines the key economic assumptions used to determine the fair value of the Firm’s MSRs at September 30, 2019, and December 31, 2018, and outlines hypothetical sensitivities of those fair values to immediate adverse changes in those assumptions, as defined below.

(in millions, except rates)	Sep 30, 2019	Dec 31, 2018
Weighted-average prepayment speed assumption (constant prepayment rate)	13.81%	8.78%
Impact on fair value of 10% adverse change	$(206)	$(205)
Impact on fair value of 20% adverse change	(393)	(397)
Weighted-average option adjusted spread(a)(b)	8.26%	7.87%
Impact on fair value of a 100 basis point adverse change	$(150)	$(235)
Impact on fair value of a 200 basis point adverse change	(289)	(452)

(a)	Includes the impact of operational risk and regulatory capital.

(b)	The prior period amount has been revised to conform with the current period presentation.

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

Note 15 – Deposits
Refer to Note 17 of JPMorgan Chase’s 2018 Form 10-K for further information on deposits.
At September 30, 2019, and December 31, 2018, noninterest-bearing and interest-bearing deposits were as follows.

(in millions)	September 30, 2019	December 31, 2018
U.S. offices
Noninterest-bearing (included $23,225 and $17,204 at fair value)(a)(b)	$393,522	$386,709
Interest-bearing (included $2,523 and $2,487 at fair value)(a)(b)	844,137	813,881
Total deposits in U.S. offices	1,237,659	1,200,590
Non-U.S. offices
Noninterest-bearing (included $2,289 and $2,367 at fair value)(a)(b)	21,455	21,459
Interest-bearing (included $1,318 and $1,159 at fair value)(a)(b)	266,147	248,617
Total deposits in non-U.S. offices	287,602	270,076
Total deposits	$1,525,261	$1,470,666

(a)	Includes structured notes classified as deposits for which the fair value option has been elected. Refer to Note 3 of JPMorgan Chase’s 2018 Form 10-K for a further discussion.

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
Firm as lessee
At September 30, 2019, JPMorgan Chase and its subsidiaries were obligated under a number of noncancelable leases, predominantly operating leases for premises and equipment used primarily for business purposes. These leases generally have terms of 20 years or less, determined based on the contractual maturity of the lease, and include periods covered by options to extend or terminate the lease when the Firm is reasonably certain that it will exercise those options. None of these lease agreements impose restrictions on the Firm’s ability to pay dividends, engage in debt or equity financing transactions or enter into further lease agreements. Certain of these leases contain escalation clauses that will increase rental payments based on maintenance, utility and tax increases, which are non-lease components. The Firm elected not to separate lease and non-lease components of a contract for its real estate leases. As such, real estate lease payments represent payments on both lease and non-lease components.
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

The following tables provide information related to the Firm’s operating leases:

As of September 30, (in millions, except where otherwise noted)
2019
Right-of-use assets	$8,160
Lease liabilities	8,425

Weighted average remaining lease term (in years)	8.7
Weighted average discount rate	3.73%

Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows	$1,177
Supplemental non-cash information
Right-of-use assets obtained in exchange for operating lease obligations	$990

(in millions)	Three months ended September 30, 2019	Nine months ended September 30, 2019
Rental expense
Gross rental expense	$517	$1,537
Sublease rental income	(49)	(137)
Net rental expense	$468	$1,400

The following table presents future payments under operating leases as of September 30, 2019:

Year ended December 31, (in millions)
2019 (excluding nine months ended September 30, 2019)	$394
2020	1,569
2021	1,394
2022	1,198
2023	1,027
After 2023	4,442
Total future minimum lease payments	10,024
Less: Imputed interest	(1,599)
Total	$8,425

In addition to the table above, as of September 30, 2019, the Firm had additional future operating lease commitments of $1.3 billion that were signed but had not yet commenced. These operating leases will commence between 2019 and 2022 with lease terms up to 25 years.
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
The following table presents the carrying value of assets subject to leases reported on the Consolidated balance sheets:

(in millions)	September 30, 2019	December 31, 2018
Carrying value of assets subject to operating leases, net of accumulated depreciation	$22,953	$21,428
Accumulated depreciation	5,848	5,303

The following table presents the Firm’s operating lease income and the related depreciation expense on the Consolidated statements of income:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
Operating lease income	$1,384	$1,157	$4,027	$3,316
Depreciation expense	1,053	901	3,038	2,564

The following table presents future receipts under operating leases as of September 30, 2019:

Year ended December 31, (in millions)
2019 (excluding nine months ended September 30, 2019)	$1,121
2020	3,785
2021	2,303
2022	660
2023	74
After 2023	137
Total future minimum lease payments	$8,080

Note 17 - Preferred stock
Refer to Note 20 of JPMorgan Chase’s 2018 Form 10-K for a further discussion on preferred stock.
The following is a summary of JPMorgan Chase’s non-cumulative preferred stock outstanding as of September 30, 2019 and December 31, 2018, and the quarterly dividend declarations for the three and nine months ended September 30, 2019 and 2018.

	Shares		Carrying value (in millions)			Contractual rate in effect at September 30, 2019	Earliest redemption date(b)	Floating annualized rate of three-month LIBOR/Term SOFR plus:	Dividend declared per share(c)
	September 30, 2019(a)	December 31, 2018(a)	September 30, 2019	December 31, 2018	Issue date				Three months ended September 30,		Nine months ended September 30,
									2019	2018	2019	2018
Fixed-rate:
Series P	90,000	90,000	$900	$900	2/5/2013	5.450%	3/1/2018	NA	$136.25	$136.25	$408.75	$408.75
Series T	—	92,500	—	925	1/30/2014	—	3/1/2019	NA	NA	167.50	167.50	502.50
Series W	—	88,000	—	880	6/23/2014	—	9/1/2019	NA	NA	157.50	472.50	472.50
Series Y	143,000	143,000	1,430	1,430	2/12/2015	6.125	3/1/2020	NA	153.13	153.13	459.39	459.39
Series AA	142,500	142,500	1,425	1,425	6/4/2015	6.100	9/1/2020	NA	152.50	152.50	457.50	457.50
Series BB	115,000	115,000	1,150	1,150	7/29/2015	6.150	9/1/2020	NA	153.75	153.75	461.25	461.25
Series DD	169,625	169,625	1,696	1,696	9/21/2018	5.750	12/1/2023	NA	143.75	NA	431.25	NA
Series EE	185,000	—	1,850	—	1/24/2019	6.000	3/1/2024	NA	150.00	NA	361.67	NA

Fixed-to-floating-rate:
Series I	430,375	430,375	$4,304	$4,304	4/23/2008	LIBOR + 3.47%	4/30/2018	LIBOR + 3.47%	$146.58	$148.45	$455.09	$493.29	(d)
Series Q	150,000	150,000	1,500	1,500	4/23/2013	5.150	5/1/2023	LIBOR + 3.25	128.75	128.75	386.25	386.25
Series R	150,000	150,000	1,500	1,500	7/29/2013	6.000	8/1/2023	LIBOR + 3.30	150.00	150.00	450.00	450.00
Series S	200,000	200,000	2,000	2,000	1/22/2014	6.750	2/1/2024	LIBOR + 3.78	168.75	168.75	506.25	506.25
Series U	100,000	100,000	1,000	1,000	3/10/2014	6.125	4/30/2024	LIBOR + 3.33	153.13	153.13	459.38	459.38
Series V	250,000	250,000	2,500	2,500	6/9/2014	LIBOR + 3.32%	7/1/2019	LIBOR + 3.32	144.11	125.00	394.11	375.00	(e)
Series X	160,000	160,000	1,600	1,600	9/23/2014	6.100	10/1/2024	LIBOR + 3.33	152.50	152.50	457.50	457.50
Series Z	200,000	200,000	2,000	2,000	4/21/2015	5.300	5/1/2020	LIBOR + 3.80	132.50	132.50	397.50	397.50
Series CC	125,750	125,750	1,258	1,258	10/20/2017	4.625	11/1/2022	LIBOR + 2.58	115.63	115.63	346.88	346.88
Series FF	225,000	—	2,250	—	7/31/2019	5.000	8/1/2024	SOFR + 3.38	126.39	NA	126.39	NA	(f)
Total preferred stock	2,836,250	2,606,750	$28,363	$26,068

(a)	Represented by depositary shares.

(b)	Fixed-to-floating rate notes convert to a floating rate at the earliest redemption date.

(c)
Dividends are declared quarterly. Dividends are payable quarterly on fixed-rate preferred stock. Dividends are payable semiannually on fixed-to-floating-rate preferred stock while at a fixed rate, and payable quarterly after converting to a floating rate.

(d)	Prior to April 30, 2018, the dividend rate was fixed at 7.90%.

(e)	Prior to July 1, 2019, the dividend rate was fixed at 5%.

(f)	Dividends in the amount of $126.39 per share were declared on September 9, 2019 and include dividends from the original issue date of July 31, 2019 through October 31, 2019.

On October 31, 2019, the Firm announced and priced an offering of depositary shares representing $900 million of 4.75% non-cumulative preferred stock, Series GG. This issuance is expected to close on November 7, 2019. On November 1, 2019, the Firm announced that it will redeem all $900 million of its 5.45% non-cumulative preferred stock, Series P on December 1, 2019.
On October 30, 2019, the Firm redeemed $1.37 billion of its Series I fixed-to-floating rate non-cumulative perpetual preferred stock.
On September 1, 2019, the Firm redeemed all $880 million of its 6.3% non-cumulative preferred stock, series W.
On July 31, 2019, the Firm issued $2.25 billion of fixed-to-floating rate non-cumulative preferred stock, Series FF.
On January 24, 2019, the Firm issued $1.85 billion of 6.00% non-cumulative preferred stock, Series EE, and on March 1, 2019, the Firm redeemed all $925 million of its 6.70% non-cumulative preferred stock, Series T.

Note 18 – Earnings per share
Refer to Note 22 of JPMorgan Chase’s 2018 Form 10-K for a discussion of the computation of basic and diluted earnings per share (“EPS”). The following table presents the calculation of basic and diluted EPS for the three and nine months ended September 30, 2019 and 2018.

(in millions, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Basic earnings per share
Net income	$9,080	$8,380	$27,911	$25,408
Less: Preferred stock dividends	423	379	1,201	1,167
Net income applicable to common equity	8,657	8,001	26,710	24,241
Less: Dividends and undistributed earnings allocated to participating securities	51	53	159	174
Net income applicable to common stockholders	$8,606	$7,948	$26,551	$24,067

Total weighted-average basic shares outstanding	3,198.5	3,376.1	3,248.7	3,416.5
Net income per share	$2.69	$2.35	$8.17	$7.04

Diluted earnings per share
Net income applicable to common stockholders	$8,606	$7,948	$26,551	$24,067
Total weighted-average basic shares outstanding	3,198.5	3,376.1	3,248.7	3,416.5
Add: Employee stock options, SARs, warrants and unvested PSUs	8.7	18.2	9.3	19.7
Total weighted-average diluted shares outstanding	3,207.2	3,394.3	3,258.0	3,436.2
Net income per share	$2.68	$2.34	$8.15	$7.00

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

As of or for the three months ended September 30, 2019 (in millions)	Unrealized gains/(losses) on investment securities	Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)

Balance at July 1, 2019	$3,709	$(652)	$(73)	$126	$(2,231)	$235	$1,114
Net change	479	(165)	(1)	195	46	132	686
Balance at September 30, 2019	$4,188	$(817)	$(74)	$321	$(2,185)	$367	$1,800

As of or for the three months ended September 30, 2018 (in millions)	Unrealized gains/(losses) on investment securities	Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)

Balance at July 1, 2018	$1,599	$(632)	(162)	$(147)	$(1,876)	$80	$(1,138)
Net change	(819)	(31)	34	(88)	19	(402)	(1,287)
Balance at September 30, 2018	$780	$(663)	$(128)	$(235)	$(1,857)	$(322)	$(2,425)

As of or for the nine months ended September 30, 2019 (in millions)	Unrealized gains/(losses) on investment securities	Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)

Balance at January 1, 2019	$1,202	$(727)	$(161)	$(109)	$(2,308)	$596	$(1,507)
Net change	2,986	(90)	87	430	123	(229)	3,307
Balance at September 30, 2019	$4,188	$(817)	$(74)	$321	$(2,185)	$367	$1,800

As of or for the nine months ended September 30, 2018 (in millions)	Unrealized gains/(losses) on investment securities	Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)

Balance at January 1, 2018	$2,164	$(470)	$—	$76	$(1,521)	$(368)	$(119)
Cumulative effect of changes in accounting principles(a)	896	(277)	$(54)	16	(414)	(79)	88
Net change	(2,280)	84	(74)	(327)	78	125	(2,394)
Balance at September 30, 2018	$780	$(663)	$(128)	$(235)	$(1,857)	$(322)	$(2,425)

(a)	Represents the adjustment to AOCI as a result of the accounting standards adopted in the first quarter of 2018, refer to Note 1 of JPMorgan Chase’s 2018 Form 10-K.

The following table presents the pre-tax and after-tax changes in the components of OCI.

	2019			2018
Three months ended September 30, (in millions)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Unrealized gains/(losses) on investment securities:
Net unrealized gains/(losses) arising during the period	$708	$(169)	$539	$(1,117)	$262	$(855)
Reclassification adjustment for realized (gains)/losses included in net income(a)	(78)	18	(60)	46	(10)	36
Net change	630	(151)	479	(1,071)	252	(819)
Translation adjustments:
Translation	(861)	40	(821)	(314)	45	(269)
Hedges	866	(210)	656	311	(73)	238
Net change	5	(170)	(165)	(3)	(28)	(31)
Fair value hedges, net change(b):	(1)	—	(1)	45	(11)	34
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	222	(55)	167	(122)	27	(95)
Reclassification adjustment for realized (gains)/losses included in net income(c)	37	(9)	28	9	(2)	7
Net change	259	(64)	195	(113)	25	(88)
Defined benefit pension and OPEB plans:
Net gain/(loss) arising during the period	—	—	—	—	—	—
Reclassification adjustments included in net income(d):
Amortization of net loss	42	(10)	32	26	(6)	20
Amortization of prior service cost/(credit)	—	—	—	(7)	2	(5)
Foreign exchange and other	18	(4)	14	7	(3)	4
Net change	60	(14)	46	26	(7)	19
DVA on fair value option elected liabilities, net change:	173	(41)	132	(527)	125	(402)
Total other comprehensive income/(loss)	$1,126	$(440)	$686	$(1,643)	$356	$(1,287)

	2019			2018
Nine months ended September 30, (in millions)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Unrealized gains/(losses) on investment securities:
Net unrealized gains/(losses) arising during the period	$4,074	$(985)	$3,089	$(3,351)	$787	$(2,564)
Reclassification adjustment for realized (gains)/losses included in net income(a)	(135)	32	(103)	371	(87)	284
Net change	3,939	(953)	2,986	(2,980)	700	(2,280)
Translation adjustments(e):
Translation	(697)	76	(621)	(981)	188	(793)
Hedges	700	(169)	531	1,149	(272)	877
Net change	3	(93)	(90)	168	(84)	84
Fair value hedges, net change(b):	114	(27)	87	(96)	22	(74)
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	464	(112)	352	(365)	85	(280)
Reclassification adjustment for realized (gains)/losses included in net income(c)	102	(24)	78	(62)	15	(47)
Net change	566	(136)	430	(427)	100	(327)
Defined benefit pension and OPEB plans:
Net gain/(loss) arising during the period	2	(2)	—	25	(6)	19
Reclassification adjustments included in net income(d):
Amortization of net loss	125	(26)	99	78	(18)	60
Amortization of prior service cost/(credit)	2	(1)	1	(19)	5	(14)
Settlement (gain)/loss	—	—	—	—	—	—
Foreign exchange and other	19	4	23	19	(6)	13
Net change	148	(25)	123	103	(25)	78
DVA on fair value option elected liabilities, net change:	$(296)	$67	$(229)	$163	$(38)	$125
Total other comprehensive income/(loss)	$4,474	$(1,167)	$3,307	$(3,069)	$675	$(2,394)

(a)	The pre-tax amount is reported in Investment securities gains/(losses) in the Consolidated statements of income.

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

(e)
Reclassifications of pre-tax realized gains/(losses) on translation adjustments and related hedges are reported in other income/expense in the Consolidated statements of income. During the nine months ended September 30, 2019, the Firm reclassified net pre-tax gains of $6 million to other income and $1 million to other expense, respectively. These amounts, which related to the liquidation of certain legal entities, are comprised of $5 million related to net investment hedge gains and $2 million related to cumulative translation adjustments. During the nine months ended September 30, 2018, the Firm reclassified a net pre-tax loss of $174 million to other expense related to the liquidation of a legal entity, $23 million related to net investment hedge losses and $151 million related to cumulative translation adjustments.

Note 20 – Restricted cash and other restricted
assets
Refer to Note 25 of JPMorgan Chase’s 2018 Form 10-K for a detailed discussion of the Firm’s restricted cash and other restricted assets.
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
The following table presents the components of the Firm’s restricted cash:

(in billions)	September 30, 2019	December 31, 2018
Cash reserves – Federal Reserve Banks	$26.7	$22.1
Segregated for the benefit of securities and futures brokerage customers	16.8	14.6
Cash reserves at non-U.S. central banks and held for other general purposes	3.6	4.1
Total restricted cash(a)	$47.1	$40.8

(a)
Comprises $45.9 billion and $39.6 billion in deposits with banks as of September 30, 2019 and December 31, 2018, respectively, and $1.2 billion in cash and due from banks as of September 30, 2019 and December 31, 2018, on the Consolidated balance sheets.

Also, as of September 30, 2019 and December 31, 2018, the Firm had the following other restricted assets:

•	Cash and securities pledged with clearing organizations for the benefit of customers of $23.6 billion and $20.6 billion, respectively.

•	Securities with a fair value of $13.1 billion and $9.7 billion, respectively, were also restricted in relation to customer activity.

Note 21 – Regulatory capital
Refer to Note 26 of JPMorgan Chase’s 2018 Form 10-K for a detailed discussion on regulatory capital.
The Federal Reserve establishes capital requirements, including well-capitalized standards, for the consolidated financial holding company. The Office of the Comptroller of the Currency (“OCC”) establishes similar minimum capital requirements and standards for the Firm’s insured depository institutions (“IDI”), including JPMorgan Chase Bank, N.A.
Effective January 1, 2019, the capital adequacy of the Firm and JPMorgan Chase Bank, N.A. is evaluated against the fully phased-in measures under Basel III and represents the lower of the Standardized or Advanced approaches. During 2018, the required capital measures were subject to the transitional rules and as of December 31, 2018 were the same on a fully phased-in and on a transitional basis.
Under the risk-based capital and leverage-based guidelines of the Federal Reserve, JPMorgan Chase is required to maintain minimum ratios for CET1, Tier 1, Total, Tier 1 leverage and the SLR. Failure to meet these minimum requirements could cause the Federal Reserve to take action. IDI subsidiaries are also subject to these capital requirements by their respective primary regulators.
The following table represents the minimum and well-capitalized ratios to which the Firm and its IDI subsidiaries were subject as of September 30, 2019.

	Minimum capital ratios		Well-capitalized ratios
	BHC(a)(e)(f)	IDI(b)(e)(f)	BHC(c)	IDI(d)
Capital ratios
CET1	10.5%	7.0%	N/A	6.5%
Tier 1	12.0	8.5	6.0	8.0
Total	14.0	10.5	10.0	10.0
Tier 1 leverage	4.0	4.0	N/A	5.0
SLR	5.0	6.0	N/A	6.0
Note: The table above is as defined by the regulations issued by the Federal Reserve, OCC and FDIC and to which the Firm and its IDI subsidiaries are subject.

(a)
Represents the minimum capital ratios applicable to the Firm under Basel III. The CET1 minimum capital ratio includes a capital conservation buffer of 2.5% and GSIB surcharge of 3.5% as calculated under Method 2.

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

The following tables present the risk-based and leverage-based capital metrics for JPMorgan Chase and JPMorgan Chase Bank, N.A. under both the Basel III Standardized and Basel III Advanced Approaches. As of September 30, 2019 and December 31, 2018, JPMorgan Chase and JPMorgan Chase Bank, N.A. were well-capitalized and met all capital requirements to which each was subject.

September 30, 2019 (in millions, except ratios)	Basel III Standardized Fully Phased-In		Basel III Advanced Fully Phased-In
	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.
Regulatory capital
CET1 capital	$188,151	$205,347	$188,151	$205,347
Tier 1 capital	214,831	205,347	214,831	205,347
Total capital	243,500	223,038	233,203	212,919

Assets
Risk-weighted	1,527,762	1,445,648	1,435,693	1,302,749
Adjusted average(a)	2,717,852	2,339,858	2,717,852	2,339,858

Capital ratios(b)
CET1	12.3%	14.2%	13.1%	15.8%
Tier 1	14.1	14.2	15.0	15.8
Total	15.9	15.4	16.2	16.3
Tier 1 leverage(c)	7.9	8.8	7.9	8.8

December 31, 2018 (in millions, except ratios)	Basel III Standardized Transitional		Basel III Advanced Transitional
	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.(d)	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.(d)
Regulatory capital
CET1 capital	$183,474	$211,671	$183,474	$211,671
Tier 1 capital	209,093	211,671	209,093	211,671
Total capital	237,511	229,952	227,435	220,025

Assets
Risk-weighted	1,528,916	1,446,529	1,421,205	1,283,146
Adjusted average(a)	2,589,887	2,250,480	2,589,887	2,250,480

Capital ratios(b)
CET1	12.0%	14.6%	12.9%	16.5%
Tier 1	13.7	14.6	14.7	16.5
Total	15.5	15.9	16.0	17.1
Tier 1 leverage(c)	8.1	9.4	8.1	9.4

(a)
Adjusted average assets, for purposes of calculating the Tier 1 leverage ratio, includes total quarterly average assets adjusted for on-balance sheet assets that are subject to deduction from Tier 1 capital, predominantly goodwill and other intangible assets.

(b)
For each of the risk-based capital ratios, the capital adequacy of the Firm and JPMorgan Chase Bank, N.A. is evaluated against the lower of the two ratios as calculated under Basel III approaches (Standardized or Advanced).

(c)	The Tier 1 leverage ratio is not a risk-based measure of capital.

(d)
On May 18, 2019, Chase Bank USA, N.A. merged with and into JPMorgan Chase Bank, N.A., with JPMorgan Chase Bank, N.A as the surviving entity. The December 31, 2018 amounts reported for JPMorgan Chase Bank, N.A. retrospectively reflect the impact of the merger.

	September 30, 2019		December 31, 2018
	Basel III Advanced Fully Phased-In		Basel III Advanced Fully Phased-In
(in millions, except ratios)	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.(a)
Total leverage exposure	$3,404,535	$3,007,280	$3,269,988	$2,915,541
SLR	6.3%	6.8%	6.4%	7.3%

(a)
On May 18, 2019, Chase Bank USA, N.A. merged with and into JPMorgan Chase Bank, N.A., with JPMorgan Chase Bank, N.A as the surviving entity. The December 31, 2018 amounts reported for JPMorgan Chase Bank, N.A. retrospectively reflect the impact of the merger.

Note 22 – Off–balance sheet lending-related
financial instruments, guarantees, and other
commitments
JPMorgan Chase provides lending-related financial instruments (e.g., commitments and guarantees) to address the financing needs of its customers and clients. The contractual amount of these financial instruments represents the maximum possible credit risk to the Firm should the customer or client draw upon the commitment or the Firm be required to fulfill its obligation under the guarantee, and should the customer or client subsequently fail to perform according to the terms of the contract. Most of these commitments and guarantees are refinanced, extended, cancelled, or expire without being drawn or a default occurring. As a result, the total contractual amount of these instruments is not, in the Firm’s view, representative of its expected future credit exposure or funding requirements. Refer to Note 27 of JPMorgan Chase’s 2018 Form 10-K for a further discussion of lending-related commitments and guarantees, and the Firm’s related accounting policies.

To provide for probable credit losses inherent in wholesale and certain consumer lending-related commitments, an allowance for credit losses on lending-related commitments is maintained. Refer to Note 12 for further information regarding the allowance for credit losses on lending-related commitments. The following table summarizes the contractual amounts and carrying values of off-balance sheet lending-related financial instruments, guarantees and other commitments at September 30, 2019, and December 31, 2018. The amounts in the table below for credit card and home equity lending-related commitments represent the total available credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit for these products will be utilized at the same time. The Firm can reduce or cancel credit card lines of credit by providing the borrower notice or, in some cases as permitted by law, without notice. In addition, the Firm typically closes credit card lines when the borrower is 60 days or more past due. The Firm may reduce or close HELOCs when there are significant decreases in the value of the underlying property, or when there has been a demonstrable decline in the creditworthiness of the borrower.

Off–balance sheet lending-related financial instruments, guarantees and other commitments
	Contractual amount						Carrying value(g)
	September 30, 2019					Dec 31, 2018	Sep 30, 2019	Dec 31, 2018
By remaining maturity (in millions)	Expires in 1 year or less	Expires after 1 year through 3 years	Expires after 3 years through 5 years	Expires after 5 years	Total	Total
Lending-related
Consumer, excluding credit card:
Home equity	$597	$1,156	$2,353	$17,077	$21,183	$20,901	$12	$12
Residential mortgage(a)	10,904	—	—	12	10,916	5,481	—	—
Auto	8,062	1,238	118	49	9,467	8,011	2	2
Consumer & Business Banking	10,324	643	106	952	12,025	11,673	19	19
Total consumer, excluding credit card	29,887	3,037	2,577	18,090	53,591	46,066	33	33
Credit card	645,880	—	—	—	645,880	605,379	—	—
Total consumer(b)	675,767	3,037	2,577	18,090	699,471	651,445	33	33
Wholesale:
Other unfunded commitments to extend credit(c)	55,258	128,911	161,963	11,200	357,332	351,490	912	852
Standby letters of credit and other financial guarantees(c)	16,373	10,525	5,349	1,842	34,089	33,498	605	521
Other letters of credit(c)	3,853	305	40	—	4,198	2,825	5	3
Total wholesale(b)	75,484	139,741	167,352	13,042	395,619	387,813	1,522	1,376
Total lending-related	$751,251	$142,778	$169,929	$31,132	$1,095,090	$1,039,258	$1,555	$1,409
Other guarantees and commitments
Securities lending indemnification agreements and guarantees(d)	$214,338	$—	$—	$—	$214,338	$186,077	$—	$—
Derivatives qualifying as guarantees	1,772	196	12,081	40,369	54,418	55,271	231	367
Unsettled resale and securities borrowed agreements	122,946	1,125	66	—	124,137	102,008	—	—
Unsettled repurchase and securities loaned agreements	120,679	670	—	—	121,349	57,732	—	—
Loan sale and securitization-related indemnifications:
Mortgage repurchase liability	NA	NA	NA	NA	NA	NA	61	89
Loans sold with recourse	NA	NA	NA	NA	1,001	1,019	27	30
Exchange & clearing house guarantees and commitments(e)	161,580	—	—	—	161,580	58,960	—	—
Other guarantees and commitments(f)	4,098	590	260	2,832	7,780	8,183	(89)	(73)

(a)	Includes certain commitments to purchase loans from correspondents.

(b)	Predominantly all consumer and wholesale lending-related commitments are in the U.S.

(c)
At September 30, 2019, and December 31, 2018, reflected the contractual amount net of risk participations totaling $198 million and $282 million respectively, for other unfunded commitments to extend credit; $9.7 billion and $10.4 billion, respectively, for standby letters of credit and other financial guarantees; and $705 million and $385 million, respectively, for other letters of credit. In regulatory filings with the Federal Reserve these commitments are shown gross of risk participations.

(d)
At September 30, 2019, and December 31, 2018, collateral held by the Firm in support of securities lending indemnification agreements was $226.5 billion and $195.6 billion, respectively. Securities lending collateral primarily consists of cash, G7 government securities, and securities issued by U.S. GSEs and government agencies.

(e)
At September 30, 2019, and December 31, 2018, includes guarantees to the Fixed Income Clearing Corporation under the sponsored member repo program and commitments and guarantees associated with the Firm’s membership in certain clearing houses.

(f)
At September 30, 2019, and December 31, 2018, primarily includes letters of credit hedged by derivative transactions and managed on a market risk basis, and unfunded commitments related to institutional lending. Additionally, includes unfunded commitments predominantly related to certain tax-oriented equity investments.

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
The following table summarizes the contractual amount and carrying value of standby letters of credit and other financial guarantees and other letters of credit arrangements as of September 30, 2019, and December 31, 2018.
Standby letters of credit, other financial guarantees and other letters of credit

	September 30, 2019		December 31, 2018
(in millions)	Standby letters of credit and other financial guarantees	Other letters of credit	Standby letters of credit and other financial guarantees	Other letters of credit
Investment-grade(a)	$27,131	$3,249	$26,420	$2,079
Noninvestment-grade(a)	6,958	949	7,078	746
Total contractual amount	$34,089	$4,198	$33,498	$2,825

Allowance for lending-related commitments	$215	$5	$167	$3
Guarantee liability	390	—	354	—
Total carrying value	$605	$5	$521	$3

Commitments with collateral	$17,690	$877	$17,400	$583

(a)	The ratings scale is based on the Firm’s internal ratings which generally correspond to ratings as defined by S&P and Moody’s.
Derivatives qualifying as guarantees
The Firm transacts in certain derivative contracts that have the characteristics of a guarantee under U.S. GAAP. Refer to Note 27 of JPMorgan Chase’s 2018 Form 10-K for further information on these derivatives.
The following table summarizes the derivatives qualifying as guarantees as of September 30, 2019, and December 31, 2018.

(in millions)	September 30, 2019	December 31, 2018
Notional amounts
Derivative guarantees	$54,418	$55,271
Stable value contracts with contractually limited exposure	28,886	28,637
Maximum exposure of stable value contracts with contractually limited exposure	2,960	2,963

Fair value
Derivative payables	231	367
Derivative receivables	—	—

In addition to derivative contracts that meet the characteristics of a guarantee, the Firm is both a purchaser and seller of credit protection in the credit derivatives market. Refer to Note 4 for a further discussion of credit derivatives.
Loan sales- and securitization-related indemnifications
In connection with the Firm’s mortgage loan sale and securitization activities with GSEs the Firm has made representations and warranties that the loans sold meet certain requirements, and that may require the Firm to repurchase mortgage loans and/or indemnify the loan purchaser if such representations and warranties are breached by the Firm. Further, although the Firm’s securitizations are predominantly nonrecourse, the Firm does provide recourse servicing in certain limited cases where it agrees to share credit risk with the owner of the mortgage loans. Refer to Note 27 of JPMorgan Chase’s 2018 Form 10-K for additional information.
The liability related to repurchase demands associated with private label securitizations is separately evaluated by the Firm in establishing its litigation reserves. Refer to Note 24 of this Form 10-Q and Note 29 of JPMorgan Chase’s 2018 Form 10-K for additional information regarding litigation.

Sponsored member repo program
In 2018 the Firm commenced the sponsored member repo program, wherein the Firm acts as a sponsoring member to clear eligible overnight resale and repurchase agreements through the Government Securities Division of the Fixed Income Clearing Corporation (“FICC”) on behalf of clients that become sponsored members under the FICC’s rules. The Firm also guarantees to the FICC the prompt and full payment and performance of its sponsored member clients’ respective obligations under the FICC’s rules. The Firm minimizes its liability under these overnight guarantees by obtaining a security interest in the cash or high-quality securities collateral that the clients place with the clearing house therefore the Firm expects the risk of loss to be remote. The Firm’s maximum possible exposure, without taking into consideration the associated collateral, is included in the Exchange & clearing house guarantees and commitments line on page 157. Refer to Note 11 of JPMorgan Chase’s 2018 Form 10-K for additional information on credit risk mitigation practices on resale agreements and the types of collateral pledged under repurchase agreements.
Guarantees of subsidiaries
The Parent Company has guaranteed certain long-term debt and structured notes of its subsidiaries, including JPMorgan Chase Financial Company LLC (“JPMFC”), a 100%-owned finance subsidiary. All securities issued by JPMFC are fully and unconditionally guaranteed by the Parent Company. These guarantees, which rank on a parity with the Firm’s unsecured and unsubordinated indebtedness, are not included in the table on page 157 of this Note. Refer to Note 19 of JPMorgan Chase’s 2018 Form 10-K for additional information.

Note 23 – Pledged assets and collateral
Refer to Note 28 of JPMorgan Chase’s 2018 Form 10-K for a discussion of the Firm’s pledged assets and collateral.
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
The following table presents the Firm’s pledged assets.

(in billions)	September 30, 2019	December 31, 2018
Assets that may be sold or repledged or otherwise used by secured parties	$154.2	$104.0
Assets that may not be sold or repledged or otherwise used by secured parties	94.5	83.7
Assets pledged at Federal Reserve banks and FHLBs	487.1	475.3
Total assets pledged	$735.8	$663.0

Total assets pledged do not include assets of consolidated VIEs; these assets are used to settle the liabilities of those entities. Refer to Note 13 for additional information on assets and liabilities of consolidated VIEs. Refer to Note 10 for additional information on the Firm’s securities financing activities. Refer to Note 19 of JPMorgan Chase’s 2018 Form 10-K for additional information on the Firm’s long-term debt.
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
The following table presents the fair value of collateral accepted.

(in billions)	September 30, 2019	December 31, 2018
Collateral permitted to be sold or repledged, delivered, or otherwise used	$1,264.1	$1,245.3
Collateral sold, repledged, delivered or otherwise used	1,017.3	998.3

Note 24 – Litigation
Contingencies
As of September 30, 2019, the Firm and its subsidiaries and affiliates are defendants, putative defendants or respondents in numerous legal proceedings, including private, civil litigations and regulatory/government investigations. The litigations range from individual actions involving a single plaintiff to class action lawsuits with potentially millions of class members. Investigations involve both formal and informal proceedings, by both governmental agencies and self-regulatory organizations. These legal proceedings are at varying stages of adjudication, arbitration or investigation, and involve each of the Firm’s lines of business and several geographies and a wide variety of claims (including common law tort and contract claims and statutory antitrust, securities and consumer protection claims), some of which present novel legal theories.
The Firm believes the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for its legal proceedings is from $0 to approximately $1.3 billion at September 30, 2019. This estimated aggregate range of reasonably possible losses was based upon information available as of that date for those proceedings in which the Firm believes that an estimate of reasonably possible loss can be made. For certain matters, the Firm does not believe that such an estimate can be made, as of that date. The Firm’s estimate of the aggregate range of reasonably possible losses involves significant judgment, given:

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
Federal Republic of Nigeria Litigation. JPMorgan Chase Bank, N.A. operated an escrow and depository account for the Federal Government of Nigeria (“FGN”) and two major international oil companies. The account held approximately $1.1 billion in connection with a dispute among the clients over rights to an oil field. Following the settlement of the dispute, JPMorgan Chase Bank, N.A. paid out the monies in the account in 2011 and 2013 in accordance with directions received from its clients. In November 2017, the Federal Republic of Nigeria (“FRN”) commenced a claim in the English High Court for approximately $875 million in payments made out of the accounts. The FRN, claiming to be the same entity as the FGN, alleges that the payments were instructed as part of a complex fraud not involving JPMorgan Chase Bank, N.A., but that JPMorgan Chase Bank, N.A. was or should have been on notice that the payments may be fraudulent. JPMorgan Chase Bank, N.A. applied for summary judgment and was unsuccessful. The claim is ongoing and no trial date has been set.
Foreign Exchange Investigations and Litigation. The Firm previously reported settlements with certain government authorities relating to its foreign exchange (“FX”) sales and trading activities and controls related to those activities. FX-related investigations and inquiries by government authorities, including competition authorities, are ongoing, and the Firm is cooperating with and working to resolve those matters. In May 2015, the Firm pleaded guilty to a single violation of federal antitrust law. In January 2017, the Firm was sentenced, with judgment entered thereafter and a term of probation ending in January 2020. The Department of Labor has granted the Firm a five-year exemption of disqualification that allows the Firm and its affiliates to continue to rely on the Qualified Professional Asset Manager exemption under the Employee Retirement Income Security Act (“ERISA”) until January 2023. The Firm will need to reapply in due course for a further exemption to cover the remainder of the ten-year disqualification period. In addition, the Firm has paid fines totaling approximately $265 million in connection with the settlement of FX-related investigations conducted by the European Commission and the Swiss Competition Commission which were announced in May 2019 and June 2019, respectively. Separately, in February 2017 the South Africa Competition Commission referred its FX investigation of the Firm and other banks to the South Africa Competition Tribunal, which is conducting civil proceedings concerning that matter.
In August 2018, the United States District Court for the Southern District of New York granted final approval to the Firm’s settlement of a consolidated class action brought by U.S.-based plaintiffs, which principally alleged violations of federal antitrust laws based on an alleged conspiracy to manipulate foreign exchange rates and also sought damages on behalf of persons who transacted in FX futures and options on futures. Certain members of the settlement class filed requests to the Court to be excluded from the class, and certain of them filed a complaint against the Firm and a number of other foreign exchange dealers in November 2018 (the “opt-out action”). The two FX-related actions brought by participants or beneficiaries of qualified ERISA plans have been dismissed. Putative class actions on behalf of consumers who purchased foreign currencies at allegedly inflated rates (the “consumer action”) and purported indirect purchasers of FX instruments (the “indirect purchaser action”) remain pending in the District Court. In addition, some FX related individual and putative class actions have been filed outside the U.S., including in the U.K., Israel and Australia, which are based on similar alleged underlying conduct.
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
A number of merchants appealed the settlement to the United States Court of Appeals for the Second Circuit, which, in June 2016, vacated the District Court’s certification of the class action and reversed the approval of the class settlement. In March 2017, the U.S. Supreme Court declined petitions seeking review of the decision of the Court of Appeals. The case was remanded to the District Court for further proceedings consistent with the appellate decision. The original class action was divided into two separate actions, one seeking primarily monetary relief and the other seeking primarily injunctive relief. In September 2018, the parties to the class action seeking monetary relief finalized an agreement which amends and supersedes the prior settlement agreement, and the plaintiffs filed a motion seeking preliminary approval of the modified settlement. Pursuant to this settlement, the defendants have collectively contributed an additional $900 million to the approximately $5.3 billion previously held in escrow from the original settlement. In January 2019, the amended agreement was preliminarily approved by the District Court, and formal notice of the class settlement has been completed in accordance with the District Court’s order. A fairness hearing is scheduled before the District Court in November 2019. The class action seeking primarily injunctive relief continues separately.
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
In actions related to U.S. dollar LIBOR during the period that it was administered by the BBA, the District Court dismissed certain claims, including antitrust claims brought by some plaintiffs whom the District Court found did not have standing to assert such claims, and permitted certain claims to proceed, including antitrust, Commodity Exchange Act, Section 10(b) of the Securities Exchange Act and common law claims. The plaintiffs whose antitrust claims were dismissed for lack of standing have filed an appeal. The District Court granted class certification of antitrust claims related to bonds and interest rate swaps sold directly by the defendants and denied class certification motions filed by other plaintiffs. The Firm has agreed to settle putative class actions related to Swiss franc LIBOR, the Singapore Interbank Offered Rate, the Singapore Swap Offer Rate and the Australian Bank Bill Swap Reference Rate, as well as certain of the putative class actions related to U.S. dollar LIBOR. The District Court declined to grant preliminary approval to the settlement involving the Singapore Interbank Offered Rate and the Singapore Swap Offer Rate and instead dismissed the litigation after concluding that the plaintiff lacked standing. Plaintiff’s appeal of the District Court’s decision is pending. The remaining settlements are all subject to further documentation and court approval.
Metals Investigations and Litigation. Various authorities, including the Department of Justice’s Criminal Division, are conducting investigations relating to trading practices in the metals markets and related conduct. The Firm is responding to and cooperating with these investigations. Several putative class action complaints have been filed in the United States District Court for the Southern District of New York against the Firm and certain former employees, alleging a precious metals futures and options price manipulation scheme in violation of the Commodity Exchange Act. Some of the complaints also allege unjust enrichment and deceptive acts or practices under the General Business Law of the State of New York. The Court consolidated these putative class actions in February 2019. The Firm is also a defendant in a consolidated action filed in the United States District Court for the Southern District of New York alleging monopolization of silver futures in violation of the Sherman Act.
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
The Firm has established reserves for several hundred of its currently outstanding legal proceedings. In accordance with the provisions of U.S. GAAP for contingencies, the Firm accrues for a litigation-related liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. The Firm evaluates its outstanding legal proceedings each quarter to assess its litigation reserves, and makes adjustments in such reserves, upwards or downward, as appropriate, based on management’s best judgment after consultation with counsel. The Firm’s legal expense/(benefit) was $10 million and $20 million for the three months ended September 30, 2019 and 2018, respectively, and $(2) million and $90 million for the nine months ended September 30, 2019 and 2018, respectively. There is no assurance that the Firm’s litigation reserves will not need to be adjusted in the future.
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

Note 25 – Business segments
The Firm is managed on a line of business basis. There are four major reportable business segments - Consumer & Community Banking, Corporate & Investment Bank, Commercial Banking and Asset & Wealth Management. In addition, there is a Corporate segment. The business segments are determined based on the products and services provided, or the type of customer served, and they reflect the manner in which financial information is currently evaluated by the Firm’s Operating Committee. Segment results are presented on a managed basis. Refer to Segment results below, and Note 31 of JPMorgan Chase’s 2018 Form 10-K for a further discussion concerning JPMorgan Chase’s business segments.
Segment results
The following tables provide a summary of the Firm’s segment results as of or for the three and nine months ended September 30, 2019 and 2018, on a managed basis. The Firm’s definition of managed basis starts with the reported U.S. GAAP results and includes certain reclassifications to present total net revenue for the Firm (and each of the reportable business segments) on an FTE basis. Accordingly, revenue from investments that receive tax credits and tax-exempt securities is presented in the managed results on a basis comparable to taxable investments and securities. Refer to Note 31 of JPMorgan Chase’s 2018 Form 10-K for additional information on the Firm’s managed basis.
Business segment capital allocation
The amount of capital assigned to each business is referred to as equity. On at least an annual basis, the assumptions and methodologies used in capital allocation are assessed and as a result, the capital allocated to lines of business may change. Refer to Line of business equity on page 91 of JPMorgan Chase’s 2018 Form 10-K for additional information on business segment capital allocation.

Segment results and reconciliation(a)
As of or for the three months ended September 30, (in millions, except ratios)	Consumer & Community Banking		Corporate & Investment Bank		Commercial Banking		Asset & Wealth Management
	2019	2018	2019	2018	2019	2018	2019	2018
Noninterest revenue	$5,095	$4,176	$7,182	$6,505	$599	$576	$2,713	$2,680
Net interest income	9,164	9,114	2,156	2,300	1,608	1,695	855	879
Total net revenue	14,259	13,290	9,338	8,805	2,207	2,271	3,568	3,559
Provision for credit losses	1,311	980	92	(42)	67	(15)	44	23
Noninterest expense	7,290	6,982	5,348	5,175	881	853	2,622	2,585
Income before income tax expense	5,658	5,328	3,898	3,672	1,259	1,433	902	951
Income tax expense	1,385	1,242	1,089	1,046	322	344	234	227
Net income	$4,273	$4,086	$2,809	$2,626	$937	$1,089	$668	$724
Average equity	$52,000	$51,000	$80,000	$70,000	$22,000	$20,000	$10,500	$9,000
Total assets	532,487	560,432	1,023,132	928,148	222,483	217,194	174,226	166,716
ROE	32%	31%	13%	14%	16%	21%	24%	31%
Overhead ratio	51	53	57	59	40	38	73	73

As of or for the three months ended September 30, (in millions, except ratios)	Corporate		Reconciling Items(a)		Total
	2019	2018	2019	2018	2019	2018
Noninterest revenue	$120	$(177)	$(596)	$(408)	$15,113	$13,352
Net interest income	572	74	(127)	(154)	14,228	13,908
Total net revenue	692	(103)	(723)	(562)	29,341	27,260
Provision for credit losses	—	2	—	—	1,514	948
Noninterest expense	281	28	—	—	16,422	15,623
Income/(loss) before income tax expense/(benefit)	411	(133)	(723)	(562)	11,405	10,689
Income tax expense/(benefit)	18	12	(723)	(562)	2,325	2,309
Net income/(loss)	$393	$(145)	$—	$—	$9,080	$8,380
Average equity	$71,113	$80,439	$—	$—	$235,613	$230,439
Total assets	812,333	742,693	NA	NA	2,764,661	2,615,183
ROE	NM	NM	NM	NM	15%	14%
Overhead ratio	NM	NM	NM	NM	56	57

(a)
Segment managed results reflect revenue on an FTE basis with the corresponding income tax impact recorded within income tax expense/(benefit). These adjustments are eliminated in reconciling items to arrive at the Firm’s reported U.S. GAAP results.

Segment results and reconciliation(a)
As of or for the nine months ended September 30, (in millions, except ratios)	Consumer & Community Banking		Corporate & Investment Bank		Commercial Banking		Asset & Wealth Management
	2019	2018	2019	2018	2019	2018	2019	2018
Noninterest revenue	$13,868	$12,063	$22,328	$21,954	$1,806	$1,758	$7,989	$7,997
Net interest income	27,975	26,321	6,499	7,257	4,950	4,995	2,627	2,640
Total net revenue	41,843	38,384	28,827	29,211	6,756	6,753	10,616	10,637
Provision for credit losses	3,745	3,405	179	(142)	186	23	48	40
Noninterest expense	21,663	20,770	16,288	16,237	2,618	2,541	7,865	7,732
Income before income tax expense	16,435	14,209	12,360	13,116	3,952	4,189	2,703	2,865
Income tax expense	4,025	3,385	3,365	3,318	966	988	655	616
Net income	$12,410	$10,824	$8,995	$9,798	$2,986	$3,201	$2,048	$2,249
Average equity	$52,000	$51,000	$80,000	$70,000	$22,000	$20,000	$10,500	$9,000
Total assets	532,487	560,432	1,023,132	928,148	222,483	217,194	174,226	166,716
Return on equity	31%	27%	14%	18%	17%	20%	25%	32%
Overhead ratio	52	54	57	56	39	38	74	73

As of or for the nine months ended September 30, (in millions, except ratios)	Corporate		Reconciling Items(a)		Total
	2019	2018	2019	2018	2019	2018
Noninterest revenue	$3	$(220)	$(1,777)	$(1,337)	$44,217	$42,215
Net interest income	1,436	(35)	(408)	(473)	43,079	40,705
Total net revenue	1,439	(255)	(2,185)	(1,810)	87,296	82,920
Provision for credit losses	—	(3)	—	—	4,158	3,323
Noninterest expense	724	394	—	—	49,158	47,674
Income/(loss) before income tax expense/(benefit)	715	(646)	(2,185)	(1,810)	33,980	31,923
Income tax expense/(benefit)	(757)	18	(2,185)	(1,810)	6,069	6,515
Net income/(loss)	$1,472	$(664)	$—	$—	$27,911	$25,408
Average equity	$68,417	$78,995	$—	$—	$232,917	$228,995
Total assets	812,333	742,693	NA	NA	2,764,661	2,615,183
Return on equity	NM	NM	NM	NM	15%	14%
Overhead ratio	NM	NM	NM	NM	56	57

(a)
Segment managed results reflect revenue on an FTE basis with the corresponding income tax impact recorded within income tax expense/(benefit). These adjustments are eliminated in reconciling items to arrive at the Firm’s reported U.S. GAAP results.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of JPMorgan Chase & Co.:
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheet of JPMorgan Chase & Co. and its subsidiaries (the “Firm”) as of September 30, 2019, and the related consolidated statements of income, comprehensive income, and changes in stockholders’ equity for the three-month and nine-month periods ended September 30, 2019 and 2018 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2019 and 2018, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
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
November 4, 2019

PricewaterhouseCoopers LLP, 300 Madison Avenue, New York, NY 10017

JPMorgan Chase & Co.
Consolidated average balance sheets, interest and rates (unaudited)
(Taxable-equivalent interest and rates; in millions, except rates)

	Three months ended September 30, 2019				Three months ended September 30, 2018
	Average balance	Interest(g)	Rate (annualized)		Average balance	Interest(g)	Rate (annualized)
Assets
Deposits with banks	$267,578	$898	1.33%		$408,595	$1,585	1.54
Federal funds sold and securities purchased under resale agreements	276,721	1,542	2.21		208,439	952	1.81
Securities borrowed(a)	139,939	434	1.23		117,057	248	0.84
Trading assets – debt instruments(a)	339,198	2,671	3.12		241,074	2,170	3.57
Taxable securities	308,619	2,132	2.74		187,942	1,402	2.96
Nontaxable securities(b)	34,515	396	4.55		42,045	490	4.62
Total investment securities	343,134	2,528	2.92	(h)	229,987	1,892	3.26	(h)
Loans	947,280	12,623	5.29		951,724	12,250	5.11
All other interest-earning assets(a)(c)	51,304	552	4.27		46,429	496	4.23
Total interest-earning assets(a)	2,365,154	21,248	3.56		2,203,305	19,593	3.53
Allowance for loan losses	(13,142)				(13,207)
Cash and due from banks	20,375				21,101
Trading assets – equity and other instruments(a)	113,980				119,915
Trading assets – derivative receivables	57,062				62,075
Goodwill, MSRs and other intangible assets	53,125				54,652
All other noninterest-earning assets	168,498				151,780
Total assets	$2,765,052				$2,599,621
Liabilities
Interest-bearing deposits(a)	$1,123,452	$2,409	0.85%		$1,041,896	$1,621	0.62
Federal funds purchased and securities loaned or sold under repurchase agreements	239,698	1,241	2.05		184,377	827	1.78
Short-term borrowings(a)(d)	44,814	261	2.31		52,779	288	2.17
Trading liabilities – debt and all other interest-bearing liabilities(a)(e)(f)	183,369	660	1.43		176,795	617	1.39
Beneficial interests issued by consolidated VIEs	21,123	134	2.53		19,921	122	2.41
Long-term debt(a)	248,985	2,188	3.49		241,878	2,056	3.37
Total interest-bearing liabilities(a)	1,861,441	6,893	1.47		1,717,646	5,531	1.28
Noninterest-bearing deposits(a)	407,428				410,966
Trading liabilities – equity and other instruments(a)(f)	31,310				36,605
Trading liabilities – derivative payables	45,987				44,810
All other liabilities, including the allowance for lending-related commitments(a)	155,032				132,903
Total liabilities	2,501,198				2,342,930
Stockholders’ equity
Preferred stock	28,241				26,252
Common stockholders’ equity	235,613				230,439
Total stockholders’ equity	263,854				256,691
Total liabilities and stockholders’ equity	$2,765,052				$2,599,621
Interest rate spread(a)			2.09%				2.25
Net interest income and net yield on interest-earning assets(a)		$14,355	2.41			$14,062	2.53

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

(d)	Includes commercial paper.

(e)	Other interest-bearing liabilities include prime brokerage-related customer payables.

(f)	The combined balance of trading liabilities – debt and equity instruments were $102.3 billion and $106.4 billion for the three months ended September 30, 2019 and 2018, respectively.

(g)	Interest includes the effect of certain related hedging derivatives. Taxable-equivalent amounts are used where applicable.

(h)
The annualized rate for securities based on amortized cost was 2.97% and 3.29% for the three months ended September 30, 2019 and 2018, respectively, and does not give effect to changes in fair value that are reflected in AOCI.

JPMorgan Chase & Co.
Consolidated average balance sheets, interest and rates (unaudited)
(Taxable-equivalent interest and rates; in millions, except rates)

	Nine months ended September 30, 2019				Nine months ended September 30, 2018
	Average balance	Interest(g)	Rate (annualized)		Average balance	Interest(g)	Rate (annualized)
Assets
Deposits with banks	$282,483	$3,200	1.51%		$419,392	$4,449	1.42
Federal funds sold and securities purchased under resale agreements	284,616	4,865	2.29		203,969	2,490	1.63
Securities borrowed(a)	129,915	1,298	1.34		113,112	549	0.65
Trading assets – debt instruments(a)	337,879	8,380	3.32		240,404	6,415	3.57
Taxable securities	258,406	5,712	2.96		190,970	4,098	2.87
Nontaxable securities(b)	36,490	1,271	4.66		42,911	1,494	4.65
Total investment securities	294,896	6,983	3.17	(h)	233,881	5,592	3.20	(h)
Loans	956,641	38,313	5.35		939,408	35,047	4.99
All other interest-earning assets(a)(c)	48,193	1,482	4.11		48,743	1,430	3.92
Total interest-earning assets(a)	2,334,623	64,521	3.69		2,198,909	55,972	3.40
Allowance for loan losses	(13,366)				(13,303)
Cash and due from banks	20,824				21,771
Trading assets – equity and other instruments(a)	114,394				124,048
Trading assets – derivative receivables	54,098				61,188
Goodwill, MSRs and other intangible assets	53,853				54,656
All other noninterest-earning assets	165,475				152,325
Total assets	$2,729,901				$2,599,594
Liabilities
Interest-bearing deposits(a)	$1,102,751	$7,010	0.85%		$1,039,646	$4,021	0.52
Federal funds purchased and securities loaned or sold under repurchase agreements	225,471	3,577	2.12		190,832	2,164	1.52
Short-term borrowings(a)(d)	56,635	1,051	2.48		51,349	757	1.97
Trading liabilities – debt and all other interest-bearing liabilities(a)(e)(f)	186,167	2,141	1.54		176,104	1,674	1.27
Beneficial interests issued by consolidated VIEs	23,549	459	2.61		21,449	366	2.28
Long-term debt(a)	247,782	6,796	3.67		244,307	5,812	3.18
Total interest-bearing liabilities(a)	1,842,355	21,034	1.53		1,723,687	14,794	1.15
Noninterest-bearing deposits(a)	405,075				413,501
Trading liabilities – equity and other instruments(a)(f)	32,059				33,607
Trading liabilities – derivative payables	41,952				42,919
All other liabilities, including the allowance for lending-related commitments(a)	148,086				130,755
Total liabilities	2,469,527				2,344,469
Stockholders’ equity
Preferred stock	27,457				26,130
Common stockholders’ equity	232,917				228,995
Total stockholders’ equity	260,374				255,125
Total liabilities and stockholders’ equity	$2,729,901				$2,599,594
Interest rate spread(a)			2.16%				2.25
Net interest income and net yield on interest-earning assets(a)		$43,487	2.49			$41,178	2.50

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

(d)	Includes commercial paper.

(e)	Other interest-bearing liabilities include prime brokerage-related customer payables.

(f)	The combined balance of trading liabilities – debt and equity instruments were $106.8 billion and $105.1 billion for the nine months ended September 30, 2019 and 2018, respectively.

(g)	Interest includes the effect of certain related hedging derivatives. Taxable-equivalent amounts are used where applicable.

(h)
The annualized rate for securities based on amortized cost was 3.20% and 3.23% for the nine months ended September 30, 2019 and 2018, respectively, and does not give effect to changes in fair value that are reflected in AOCI.

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
Shelf Deals: Shelf offerings are SEC provisions that allow issuers to register for new securities without selling the entire issuance at once. Since these issuances are filed with the SEC but are not yet priced in the market, they are not included in the league tables until the actual securities are issued.
Single-name: Single reference-entities
SLR: Supplementary leverage ratio
SMBS: Stripped mortgage-backed securities
SOFR: Secured Overnight Financing Rate
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
U.S.: United States of America

U.S. government agencies: U.S. government agencies include, but are not limited to, agencies such as Ginnie Mae and FHA, and do not include Fannie Mae and Freddie Mac which are U.S. government-sponsored enterprises (“U.S. GSEs”). In general, obligations of U.S. government agencies are fully and explicitly guaranteed as to the timely payment of principal and interest by the full faith and credit of the U.S. government in the event of a default.
U.S. GAAP: Accounting principles generally accepted in the United States of America.
U.S. GSE(s): “U.S. government-sponsored enterprises” are quasi-governmental, privately-held entities established or chartered by the U.S. government to serve public purposes as specified by the U.S. Congress to improve the flow of credit to specific sectors of the economy and provide certain essential services to the public. U.S. GSEs include Fannie Mae and Freddie Mac, but do not include Ginnie Mae or FHA. U.S. GSE obligations are not explicitly guaranteed as to the timely payment of principal and interest by the full faith and credit of the U.S. government.
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
Home Lending Production and Home Lending Servicing revenue comprises the following:
Net mortgage servicing revenue: Includes
operating revenue earned from servicing third-party
mortgage loans which is recognized over the period in
which the service is provided, changes in the fair value of
MSRs, the impact of risk management activities
associated with MSRs and gains and losses on securitization of excess mortgage servicing. Net mortgage servicing revenue also includes gains and losses on sales and lower of cost or fair value adjustments of certain loans insured by U.S. government agencies.
Net production revenue: Includes fees and income
recognized as earned on mortgage loans originated with the
intent to sell; the impact of risk management activities
associated with the mortgage pipeline and warehouse
loans; and changes in the fair value of any residual interests held from mortgage securitizations. Net production revenue
also includes gains and losses on sales and lower of cost or fair value adjustments on mortgage loans (excluding certain loans insured by U.S. government agencies) held-for-sale and changes in fair value on mortgage loans originated with the intent to sell and measured at fair value under the fair value option.
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
Middle Market Banking: covers small business and midsized corporations, local governments and nonprofit clients.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Refer to the Market Risk Management section of Management’s discussion and analysis and pages 124–131 of JPMorgan Chase’s 2018 Form 10-K for a discussion of the quantitative and qualitative disclosures about market risk.
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
The Firm is committed to maintaining high standards of internal control over financial reporting. Nevertheless, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, in a firm as large and complex as JPMorgan Chase, lapses or deficiencies in internal controls do occur from time to time, and there can be no assurance that any such deficiencies will not result in significant deficiencies or material weaknesses in internal controls in the future. Refer to “Management’s report on internal control over financial reporting” on page 148 of JPMorgan Chase’s 2018 Form 10-K for further information. There was no change in the Firm’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.

Part II – Other Information
Item 1. Legal Proceedings.
Refer to the discussion of the Firm’s material legal proceedings in Note 24 of this Form 10-Q for information that updates the disclosures set forth under Part I, Item 3: Legal Proceedings, in JPMorgan Chase’s 2018 Form 10-K.
Item 1A. Risk Factors.
Refer to Part I, Item 1A: Risk Factors on pages 7–28 of JPMorgan Chase’s 2018 Form 10-K and Forward-Looking Statements on page 79 of this Form 10-Q for a discussion of certain risk factors affecting the Firm.
Supervision and regulation
Refer to the Supervision and regulation section on pages 1–6 of JPMorgan Chase’s 2018 Form 10-K for information on Supervision and Regulation.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The Firm did not have any unregistered sale of equity securities during the three months ended September 30, 2019.
Repurchases under the common equity repurchase program
Refer to Capital Risk Management on pages 45–49 of this Form 10-Q and pages 85-94 of JPMorgan Chase’s 2018 Form 10-K for information regarding repurchases under the Firm’s common equity repurchase program.

Shares repurchased, on a settlement-date basis, pursuant to the common equity repurchase program during the nine months ended September 30, 2019, were as follows.

Nine months ended September 30, 2019	Total shares of common stock repurchased	Average price paid per share of common stock(a)	Aggregate repurchases of common equity (in millions)(a)	Dollar value of remaining authorized repurchase (in millions)(a)
First quarter	49,534,646	$102.78	$5,091	$5,290
Second quarter	47,434,255	109.83	5,210	80	(b)
July	16,285,176	114.39	1,863	27,537
August	29,005,310	108.78	3,155	24,382
September	16,720,914	115.53	1,931	22,451	(c)
Third quarter	62,011,400	112.07	6,949	22,451	(c)
Year-to-date	158,980,301	$108.51	$17,250	$22,451	(c)

(a)	Excludes commissions cost.

(b)	The $80 million unused portion under the prior Board authorization was canceled when the $29.4 billion repurchase program was authorized by the Board of Directors on June 27, 2019.

(c)	Represents the amount remaining under the $29.4 billion repurchase program.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
None.

Item 6.    Exhibits.

Exhibit No.	Description of Exhibit

10.1	Employee Stock Purchase Plan of JPMorgan Chase & Co., as amended and restated effective as of January 1, 2019. (a)

15	Letter re: Unaudited Interim Financial Information. (a)

31.1	Certification. (a)

31.2	Certification. (a)

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (b)

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.(c)
101.SCH	XBRL Taxonomy Extension Schema Document.(a)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.(a)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.(a)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.(a)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.(a)
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

(a)	Filed herewith.

(b)
Furnished herewith. This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

(c)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Firm’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the Consolidated statements of income (unaudited) for the three and nine months ended September 30, 2019 and 2018, (ii) the Consolidated statements of comprehensive income (unaudited) for the three and nine months ended September 30, 2019 and 2018, (iii) the Consolidated balance sheets (unaudited) as of September 30, 2019, and December 31, 2018, (iv) the Consolidated statements of changes in stockholders’ equity (unaudited) for the three and nine months ended September 30, 2019 and 2018, (v) the Consolidated statements of cash flows (unaudited) for the nine months ended September 30, 2019 and 2018, and (vi) the Notes to Consolidated Financial Statements (unaudited).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JPMorgan Chase & Co.
(Registrant)

By:	/s/ Nicole Giles
Nicole Giles
Managing Director and Firmwide Controller
(Principal Accounting Officer)

Date:	November 4, 2019

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

10.1	Employee Stock Purchase Plan of JPMorgan Chase & Co., as amended and restated effective as of January 1, 2019.

15	Letter re: Unaudited Interim Financial Information.

31.1	Certification.

31.2	Certification.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

†
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.