Form 10-Q
period 2020-03-31
JPMORGAN CHASE & CO
filed 2020-05-07
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended	Commission file
March 31, 2020	number	1-5805
JPMorgan Chase & Co.
(Exact name of registrant as specified in its charter)

Delaware		13-2624428
(State or other jurisdiction of incorporation or organization)		(I.R.S. employer identification no.)

383 Madison Avenue,
New York,	New York	10179
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (212) 270-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	JPM	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 6.10% Non-Cumulative Preferred Stock, Series AA	JPM PR G	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 6.15% Non-Cumulative Preferred Stock, Series BB	JPM PR H	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 5.75% Non-Cumulative Preferred Stock, Series DD	JPM PR D	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 6.00% Non-Cumulative Preferred Stock, Series EE	JPM PR C	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.75% Non-Cumulative Preferred Stock, Series GG	JPM PR J	The New York Stock Exchange
Alerian MLP Index ETNs due May 24, 2024	AMJ	NYSE Arca, Inc.
Guarantee of Callable Step-Up Fixed Rate Notes due April 26, 2028 of JPMorgan Chase Financial Company LLC	JPM/28	The New York Stock Exchange
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

Number of shares of common stock outstanding as of March 31, 2020: 3,047,022,877

FORM 10-Q

JPMorgan Chase & Co.
Consolidated financial highlights (unaudited)

As of or for the period ended, (in millions, except per share, ratio, headcount data and where otherwise noted)
	1Q20	4Q19	3Q19	2Q19	1Q19
Selected income statement data
Total net revenue	$28,251	$28,331	$29,341	$28,832	$29,123
Total noninterest expense	16,850	16,339	16,422	16,341	16,395
Pre-provision profit(a)	11,401	11,992	12,919	12,491	12,728
Provision for credit losses	8,285	1,427	1,514	1,149	1,495
Income before income tax expense	3,116	10,565	11,405	11,342	11,233
Income tax expense	251	2,045	2,325	1,690	2,054
Net income	$2,865	$8,520	$9,080	$9,652	$9,179

Earnings per share data
Net income: Basic	$0.79	$2.58	$2.69	$2.83	$2.65
Diluted	0.78	2.57	2.68	2.82	2.65
Average shares: Basic	3,095.8	3,140.7	3,198.5	3,250.6	3,298.0
Diluted	3,100.7	3,148.5	3,207.2	3,259.7	3,308.2

Market and per common share data
Market capitalization	274,323	429,913	369,133	357,479	328,387
Common shares at period-end	3,047.0	3,084.0	3,136.5	3,197.5	3,244.0
Book value per share	75.88	75.98	75.24	73.88	71.78
Tangible book value per share (“TBVPS”)(a)	60.71	60.98	60.48	59.52	57.62
Cash dividends declared per share	0.90	0.90	0.90	0.80	0.80

Selected ratios and metrics
Return on common equity (“ROE”)(b)	4%	14%	15%	16%	16%
Return on tangible common equity (“ROTCE”)(a)(b)	5	17	18	20	19
Return on assets(b)	0.40	1.22	1.30	1.41	1.39
Overhead ratio	60	58	56	57	56
Loans-to-deposits ratio	55	61	62	63	64
Liquidity coverage ratio (“LCR”) (average)	114	116	115	113	111
Common equity Tier 1 (“CET1”) capital ratio(c)	11.5	12.4	12.3	12.2	12.1
Tier 1 capital ratio(c)	13.3	14.1	14.1	14.0	13.8
Total capital ratio(c)	15.5	16.0	15.9	15.8	15.7
Tier 1 leverage ratio(c)	7.5	7.9	7.9	8.0	8.1
Supplementary leverage ratio (“SLR”)(c)	6.0	6.3	6.3	6.4	6.4

Selected balance sheet data (period-end)
Trading assets	$548,580	$411,103	$495,875	$523,373	$533,402
Investment securities, net of allowance for credit losses	471,144	398,239	394,251	307,264	267,365
Loans	1,015,375	959,769	945,218	956,889	956,245
Total assets	3,139,431	2,687,379	2,764,661	2,727,379	2,737,188
Deposits	1,836,009	1,562,431	1,525,261	1,524,361	1,493,441
Long-term debt	299,344	291,498	296,472	288,869	290,893
Common stockholders’ equity	231,199	234,337	235,985	236,222	232,844
Total stockholders’ equity	261,262	261,330	264,348	263,215	259,837
Headcount	256,720	256,981	257,444	254,983	255,998

Credit quality metrics
Allowances for loan losses and lending-related commitments	$25,391	$14,314	$14,400	$14,295	$14,591
Allowance for loan losses to total retained loans	2.32%	1.39%	1.42%	1.39%	1.43%
Nonperforming assets	$6,421	$4,497	$5,343	$5,260	$5,616
Net charge-offs	1,469	1,494	1,371	1,403	1,361
Net charge-off rate	0.62%	0.63%	0.58%	0.60%	0.58%
Effective January 1, 2020, the Firm adopted the Financial Instruments – Credit Losses (“CECL”) accounting guidance. Refer to Note 1 for further information.

(a)
Pre-provision profit, TBVPS and ROTCE are each non-GAAP financial measures. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 19–20 for a further discussion of these measures.

(b)	Quarterly ratios are based upon annualized amounts.

(c)
As of March 31, 2020, the capital measures reflect the CECL capital transition provisions. Refer to Capital Risk Management on pages 85-92 of JPMorgan Chase’s 2019 Form 10-K and pages 39–44 of this Form 10-Q for additional information on these measures.

INTRODUCTION
The following is Management’s discussion and analysis of the financial condition and results of operations (“MD&A”) of JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”) for the first quarter of 2020.
This Quarterly Report on Form 10-Q for the first quarter of 2020 (“Form 10-Q”) should be read together with JPMorgan Chase’s Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”). Refer to the Glossary of terms and acronyms and line of business (“LOB”) metrics on pages 171–179 for definitions of terms and acronyms used throughout this Form 10-Q.
This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the current beliefs and expectations of JPMorgan Chase’s management, speak only as of the date of this Form 10-Q and are subject to significant risks and uncertainties. For a discussion of certain of those risks and uncertainties and the factors that could cause JPMorgan Chase’s actual results to differ materially because of those risks and uncertainties, refer to Forward-looking Statements on page 79 of this Form 10-Q, Part II, Item 1A, Risk Factors on pages 180-181 of this Form 10-Q and Part I, Item 1A, Risk factors, on pages 6-28 of the 2019 Form 10-K.
JPMorgan Chase & Co. (NYSE: JPM), a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States of America (“U.S.”), with operations worldwide; JPMorgan Chase had $3.1 trillion in assets and $261.3 billion in stockholders’

equity as of March 31, 2020. The Firm is a leader in investment banking, financial services for consumers and small businesses, commercial banking, financial transaction processing and asset management. Under the J.P. Morgan and Chase brands, the Firm serves millions of customers in the U.S. and many of the world’s most prominent corporate, institutional and government clients.
JPMorgan Chase’s principal bank subsidiary is JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank N.A.”), a national banking association with U.S. branches in 38 states and Washington, D.C. as of March 31, 2020. JPMorgan Chase’s principal non-bank subsidiary is J.P. Morgan Securities LLC (“J.P. Morgan Securities”), a U.S. broker-dealer. The bank and non-bank subsidiaries of JPMorgan Chase operate nationally as well as through overseas branches and subsidiaries, representative offices and subsidiary foreign banks. The Firm’s principal operating subsidiary outside the U.S. is J.P. Morgan Securities plc, a U.K.-based subsidiary of JPMorgan Chase Bank, N.A.
For management reporting purposes, the Firm’s activities are organized into four major reportable business segments, as well as a Corporate segment. The Firm’s consumer business segment is Consumer & Community Banking (“CCB”). The Firm’s wholesale business segments are Corporate & Investment Bank (“CIB”), Commercial Banking (“CB”), and Asset & Wealth Management (“AWM”). For a description of the Firm’s business segments and the products and services they provide to their respective client bases, refer to Note 26 of this Form 10-Q and Note 32 of JPMorgan Chase’s 2019 Form 10-K.

EXECUTIVE OVERVIEW
This executive overview of the MD&A highlights selected information and does not contain all of the information that is important to readers of this Form 10-Q. For a complete description of the trends and uncertainties, as well as the risks and critical accounting estimates affecting the Firm and its various LOBs, this Form 10-Q and the 2019 Form 10-K should be read together and in their entirety.
Effective January 1, 2020, the Firm adopted the CECL accounting guidance. Refer to Note 1 for further information.

Financial performance of JPMorgan Chase
(unaudited) As of or for the period ended, (in millions, except per share data and ratios)	Three months ended March 31,
	2020	2019	Change
Selected income statement data
Total net revenue	$28,251	$29,123	(3)%
Total noninterest expense	16,850	16,395	3
Pre-provision profit	11,401	12,728	(10)
Provision for credit losses	8,285	1,495	454
Net income	2,865	9,179	(69)
Diluted earnings per share	$0.78	$2.65	(71)
Selected ratios and metrics
Return on common equity	4%	16%
Return on tangible common equity	5	19
Book value per share	$75.88	$71.78	6
Tangible book value per share	60.71	57.62	5
Capital ratios(a)
CET1	11.5%	12.1%
Tier 1 capital	13.3	13.8
Total capital	15.5	15.7

(a)
As of March 31, 2020, the capital measures reflect the CECL capital transition provisions. Refer to Capital Risk Management on pages 85-92 of JPMorgan Chase’s 2019 Form 10-K and pages 39–44 of this Form 10-Q for additional information on these measures.

Comparisons noted in the sections below are for the first quarter of 2020 versus the first quarter of 2019, unless otherwise specified.
Firmwide overview
JPMorgan Chase reported net income of $2.9 billion for the first quarter of 2020, or $0.78 per share, on net revenue of $28.3 billion. The Firm reported ROE of 4% and ROTCE of 5%. The Firm recorded a number of significant items in the first quarter of 2020, including an addition to the allowance for credit losses of $6.8 billion, a $951 million loss in Credit Adjustments & Other in CIB predominantly driven by funding spread widening on derivatives, and $896 million of markdowns on held-for-sale positions, including unfunded commitments, in the bridge financing portfolio in CIB and CB.

•
Net income was down 69%, predominantly driven by an increase in the provision for credit losses across the Firm reflecting deterioration in the macroeconomic environment as a result of the impact of the COVID-19 pandemic and continued pressure on oil prices.

•	Total net revenue decreased 3%. Net interest income was $14.4 billion, flat versus the prior year, with the impact of lower rates offset by balance sheet growth and mix, as well as higher net interest income in CIB Markets. Noninterest revenue was $13.8 billion, down 6%. The reduction in revenue included a $951 million loss in Credit Adjustments & Other in CIB predominantly driven by funding spread widening on derivatives and $896 million of markdowns on held-for-sale positions, including unfunded commitments, in the bridge financing portfolio in CIB and CB; these items were partially offset by higher CIB Markets noninterest revenue.

•	Noninterest expense was $16.9 billion, up 3%, driven by higher volume- and revenue-related expense and investments, as well as higher legal expense, partially offset by lower structural expense.

•	The provision for credit losses was $8.3 billion, up $6.8 billion from the prior year driven by the additions to the allowance for credit losses.

•
The total allowance for credit losses was $25.4 billion at March 31, 2020, and the Firm had a loan loss coverage ratio of 2.32%, compared with 1.43% in the prior year, driven by the additions to allowance for credit losses and the adoption of CECL. The Firm’s nonperforming assets totaled $6.4 billion at March 31, 2020, an increase from $5.6 billion in the prior year, driven by the inclusion of purchased credit deteriorated loans in the mortgage portfolio, which are subject to nonaccrual loan treatment following the adoption of CECL.

•
Firmwide end-of-period (“EOP”) loans of $1.0 trillion were up 6% driven by drawdowns on committed revolving credit facilities in March within the wholesale LOBs. Excluding the impact of certain loan sales in Home Lending, EOP loans would have been up 9%. Firmwide average loans were $963 billion, down 1%. Excluding the impact of certain loan sales in Home Lending, average loans would have been up 3%.

•	On March 15, 2020, in response to the COVID-19 pandemic, the Firm temporarily suspended share repurchases through the second quarter of 2020.
Selected capital-related metrics

•	The Firm’s CET1 capital was $184 billion, and the Standardized and Advanced CET1 ratios were 11.5% and 12.3%, respectively.

•	The Firm’s SLR was 6.0%.

•	The Firm grew TBVPS, ending the first quarter of 2020 at $60.71, up 5% versus the prior year.
ROTCE and TBVPS are non-GAAP financial measures. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 19–20 for a further discussion of each of these measures.

Business segment highlights
Selected business metrics for each of the Firm’s four LOBs are presented below for the first quarter of 2020.

CCB ROE 1%
•
EOP loans down 7%; Home Lending loans down 15% impacted by loan sales; credit card loans up 2%
•
EOP Deposits up 10%; client investment assets up 3%; credit card sales volume up 4%
•
Provision for credit losses of $5.8 billion, including an addition to the allowance for credit losses of $4.5 billion

CIB ROE 9%
•
#1 ranking for Global Investment Banking fees with 9.1% wallet share in 1Q20
•
Total Markets revenue of $7.2 billion, up 32%
•
EOP loans up 30%; deposits up 37%
•
Provision for credit losses of $1.4 billion, including an addition to the allowance for credit losses of $1.3 billion

CB ROE 2%
•
Gross Investment Banking revenue of $686 million, down 16%
•
EOP loans up 14%; deposits up 39%
•
Provision for credit losses of $1.0 billion, including an addition to the allowance for credit losses of approximately $900 million

AWM ROE 25%	• Assets under management (AUM) of $2.2 trillion, up 7% • EOP loans up 16%; deposits up 18% • Provision for credit losses of $94 million driven by an addition to the allowance for credit losses
Refer to the Business Segment Results on pages 21–37 for a detailed discussion of results by business segment.

Credit provided and capital raised
JPMorgan Chase continues to support consumers, businesses and communities around the globe. The Firm provided new and renewed credit and raised capital for wholesale and consumer clients during the first three months of 2020, consisting of:

$638 billion	Total credit provided and capital raised

$63 billion	Credit for consumers

$8 billion	Credit for U.S. small businesses

$213 billion	Credit for corporations

$334 billion	Capital raised for corporate clients and non-U.S. government entities

$20 billion	Credit and capital raised for nonprofit and U.S. government entities(a)

(a)	Includes states, municipalities, hospitals and universities.

2020 outlook
These current expectations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the current beliefs and expectations of JPMorgan Chase’s management, speak only as of the date of this Form 10-Q, and are subject to significant risks and uncertainties. Refer to Forward-Looking Statements on page 79 and Risk Factors on page 180 of this Form 10-Q and pages 6–28 of JPMorgan Chase’s 2019 Form 10-K for a further discussion of certain of those risks and uncertainties and the other factors that could cause JPMorgan Chase’s actual results to differ materially because of those risks and uncertainties. There is no assurance that actual results in the full year of 2020 will be in line with the outlook set forth below, and the Firm does not undertake to update any forward-looking statements.
JPMorgan Chase’s current outlook for the remainder of 2020 should be viewed against the backdrop of the global and U.S. economies, the COVID-19 pandemic, financial markets activity, the geopolitical environment, the competitive environment, client and customer activity levels, and regulatory and legislative developments in the U.S. and other countries where the Firm does business. Each of these factors will affect the performance of the Firm and its LOBs. The Firm will continue to make appropriate adjustments to its businesses and operations in response to ongoing developments in the business, economic, regulatory and legal environments in which it operates. The outlook information contained in the 2019 Form 10-K, in the Firm’s Current Report on Form 8-K dated February 25, 2020, containing copies of the slides furnished at the Firm’s 2020 Investor Day, and in the Firm’s Current Reports on Form 8-K dated April 14, 2020, to review 2020 first quarter earnings, is superseded by the information contained in this
Form 10-Q.
Firmwide

•
Management expects second quarter 2020 net interest income, on a managed basis, to be approximately $14 billion, market dependent. For the full-year 2020, management expects net interest income, on a managed basis, to be approximately $56 billion, market dependent.

•	Management expects adjusted expense for the full-year 2020 to be below $65 billion.

•
Management expects additions to the allowance for credit losses in the second quarter of 2020. Depending on the extent of the deterioration in macroeconomic conditions, the additions to the Firm’s allowance for credit losses could be meaningfully higher in aggregate over the next several quarters versus the additions in the first quarter of 2020.

Business Developments
COVID-19 Pandemic
In response to the COVID-19 pandemic, the Firm established a corporate crisis team (“CCT”) along with crisis response teams that are connected across countries, regions and globally. The CCT includes representation from each LOB and critical functions including Human Resources, Risk and Compliance, Legal, Security and Technology, and it engages directly with the Firm’s Operating Committee on a frequent basis. The CCT provides a central point for the gathering of data which allows for rapid identification and prioritization of issues. The CCT also monitors key operational metrics, risks and concerns on an ongoing basis.
The Firm invoked resiliency plans to allow its businesses to remain operational, utilizing disaster recovery sites and implementing alternative work arrangements globally. The Firm now has more than 180,000 employees globally working from home from every LOB and corporate function, including traders, bankers, portfolio managers, operations, finance, risk and compliance, legal and call center teams globally. The Firm is monitoring the status of work-from-home arrangements and has been updating relevant local authorities as appropriate. Management continues to monitor key operational metrics as well as thematic cross-business risks and concerns.
In addition, the Firm implemented strategies and procedures designed to help it respond to increased market volatility, client demand for credit and liquidity, distress in certain industries/sectors and the ongoing impacts to consumers and small businesses.
Supporting clients and customers
The Firm has continued to support its clients and customers as they navigate the challenging conditions caused by the COVID-19 pandemic by providing liquidity and advice. In March 2020, the Firm extended more than $100 billion of new and renewed credit to its clients and customers.

•
In the wholesale businesses, clients drew more than $50 billion on their committed revolving credit facilities, and the Firm approved over $25 billion of new credit extensions for clients most impacted by the COVID-19 pandemic, during the first quarter

•	In the consumer businesses, the Firm extended approximately $20 billion in new credit across Home Lending, Credit Card and Auto.
The Firm is actively participating in the Small Business Association’s (“SBA”) Paycheck Protection Program (“PPP”) and as of May 4th the Firm has funded approximately $29 billion under the program.
For customers that are experiencing financial hardships as a result of the COVID-19 pandemic, the Firm developed a payment assistance program to allow mortgage, auto and card customers to delay payments for three months, as well as waiving or refunding certain fees.
Three-quarters of the Firm’s branch network continues to operate, ATMs remain accessible and the Firm continues to provide a wide range of banking services accessible to customers online.
Protecting and supporting employees
In addition to widespread work-from-home arrangements, the Firm has taken further actions to protect and support its employees including;

•
For employees with jobs that can only be performed on-site, modified business operations, implemented staggered shifts, changed seating arrangements, closed buildings to nonessential visitors and intensified and increased frequency of cleaning of all offices and branches worldwide

•	Ensured that all branch employees are being paid for their regularly scheduled hours even if those hours are reduced or their branch is temporarily closed

•	Continued to pay employees who are at home due to potential exposure to the virus or whose health is at higher risk as well as provided paid medical leave to affected employees

•	Deployed clinical staff internally to support employees

•	Granted a special payment of up to $1,000 to full- and part-time employees whose jobs require them to continue working on-site and whose annual cash compensation is less than $60,000

•
Provided all employees with up to five additional paid days off to manage personal needs, which may include dependent care, child care or other issues, as well as offering free COVID-19 related medical treatment for all of the Firm’s U.S. employees and their dependents.

Giving to communities
The Firm has taken steps to help address immediate humanitarian needs and long-term economic challenges posed by the COVID-19 pandemic on the communities in which it operates. To help the most vulnerable and hardest hit communities, the Firm has announced a $150 million loan program to deploy capital to underserved small businesses and nonprofits, as well as a $50 million philanthropic commitment. An initial $15 million commitment is intended to:

•	Provide immediate healthcare, food and other humanitarian relief globally

•	Help existing nonprofit partners around the world that are responding in their communities to the COVID-19 pandemic

•	Assist small businesses that are vulnerable to economic hardships.
Regulatory actions and programs
Refer to Regulatory Developments Relating to the COVID-19 Pandemic on pages 10-11 for information concerning relevant regulatory actions and the significant financing programs in which the Firm is participating in order to support its customers and clients.
The impact of the COVID-19 pandemic on the Firm’s results and operations are discussed throughout this document.

Departure of the U.K. from the EU
The Firm continues to execute on its Firmwide Brexit Implementation program and remains focused on the following key areas to ensure continuation of service to its EU clients: regulatory and legal entity readiness; client readiness; and business and operational readiness. However, the COVID-19 pandemic has added incremental risk to the program due to the potential impact on execution of changes such as relocation of employees given travel restrictions, or the ability of clients to be operationally ready to the extent that they have diverted resources to address the effects of the pandemic. It has also slowed down the political process to finalize the legal and regulatory framework that will be in place after the transition period that is scheduled to expire on December 31, 2020, thus lengthening the period of planning uncertainty.

Interbank Offered Rate (“IBOR”) transition
On March 12, 2020, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update providing optional expedients and exceptions for applying generally accepted accounting principles to contracts and hedge relationships affected by benchmark reform. The Firm expects to apply certain of the practical expedients and is evaluating the timing and application of those elections. Refer to Accounting and Reporting Developments on page 78 for additional information. The Firm continues to monitor the transition relief being considered by the International Accounting Standards Board (“IASB”) and U.S. Treasury Department regarding accounting and tax implications of reference rate reform.
The Firm also continues to develop and implement plans to appropriately mitigate the risks associated with IBOR discontinuation. Refer to Business Developments on page 47 of the 2019 Form 10-K for a discussion of the Firm’s initiatives to address the expected discontinuation of the London Interbank Offered Rate (“LIBOR”) and other IBORs.

Regulatory Developments Relating to the COVID-19 Pandemic
Beginning in March 2020, the U.S. government as well as central banks around the world have taken a series of actions to help individuals, households and businesses that have been adversely affected by the economic disruption caused by the COVID-19 pandemic. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which was signed into law on March 27, 2020, provides, among other things, funding to support loan facilities to assist consumers and businesses. Set forth below is a summary as of the date of this Form 10-Q of U.S. government actions currently impacting the Firm and U.S. government programs in which the Firm is participating to support individuals, businesses, and the broader economy. The Firm will continue to assess ongoing developments in government actions in response to the COVID-19 pandemic.
U.S. government actions
Eligible retained income definition. On March 17, 2020, the Office of the Comptroller of the Currency (“OCC”), the Board of Governors of the Federal Reserve System (“Federal Reserve”), and the Federal Deposit Insurance Corporation (“FDIC”), collectively the “federal banking agencies,” issued an interim final rule that revised the definition of “eligible retained income” in the regulatory capital rules that apply to all U.S. banking organizations. On March 23, 2020, the Federal Reserve issued an interim final rule that revised the definition of “eligible retained income” for purposes of the total loss-absorbing capacity (“TLAC”) buffer requirements that apply to global systemically important banking organizations. The revised definition of eligible retained income makes any automatic limitations on payout distributions that could apply under the agencies’ capital rules or TLAC rule take effect on a more graduated basis in the event that a banking organization’s capital, leverage and TLAC ratios were to decline below regulatory requirements (including buffers). The March 17 interim final rule was issued, in conjunction with an interagency statement encouraging banking organizations to use their capital and liquidity buffers, to further support banking organizations’ abilities to lend to households and businesses affected by the COVID-19 pandemic.
Reserve requirements. On March 26, 2020, the Federal Reserve reduced reserve requirement ratios to zero percent, effectively eliminating the reserve requirement for all depository institutions, an action that frees up liquidity in the banking system to support lending to households and businesses.
Refer to Liquidity Risk Management on pages 45–49 and Note 21 for additional information on the reduction to the reserve requirement.
Regulatory Capital - Current Expected Credit Losses (“CECL”) transition delay. On March 31, 2020, the federal banking agencies issued an interim final rule that provided the option to temporarily delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period (“CECL capital transition provisions”). The Firm elected to apply the CECL capital transition provisions.
Refer to Capital Risk Management on pages 39–44 and Note 22 on pages 159-160 for additional information on the CECL capital transition provisions and the impact to the Firm’s capital measures.
Supplementary leverage ratio (“SLR”) temporary revision. On April 1, 2020, the Federal Reserve issued an interim final rule that revises, on a temporary basis, the calculation of total leverage exposure for purposes of calculating the SLR for bank holding companies, to exclude the on-balance sheet amounts of U.S. Treasury securities and deposits at Federal Reserve Banks. These exclusions will allow the Firm to continue to support U.S. Treasury markets and to serve as financial intermediaries for households and businesses. This exclusion is effective April 1, 2020, and will remain in effect through March 31, 2021.
Refer to Capital Risk Management on pages 39–44 for additional information on the Firm’s SLR.
Loan modifications. On April 7, 2020, the federal banking agencies along with the National Credit Union Administration, and the Consumer Financial Protection Bureau, in consultation with the state financial regulators, issued an interagency statement revising a March 22, 2020 interagency statement on loan modifications and the reporting for financial institutions working with customers affected by the COVID-19 pandemic (the “IA Statement”). The IA Statement reconfirmed that efforts to work with borrowers where the loans are prudently underwritten, and not considered past due or carried on nonaccrual status, should not result in the loans automatically being considered modified in a troubled debt restructuring (“TDR”) for accounting and financial reporting purposes, or for purposes of their respective risk-based capital rules, which would otherwise require financial institutions subject to the capital rules to hold more capital. The IA Statement also clarifies the interaction between its previous guidance and Section 4013 of the CARES Act, which provides certain financial institutions the option to suspend the application of accounting guidance for TDRs for a limited period of time for loan modifications made to address the effects of the COVID-19 pandemic. The special considerations addressed in the IA Statement and Section 4013 of the CARES Act, if applied, would have had no impact on the accounting for the Firm’s modification activities in the three months ended March 31, 2020 but may be relevant for modifications offered in the future.
Refer to Credit Portfolio on pages 50-51 and Note 12 for additional information on the Firm’s loan modification activities.
U.S. government facilities and programs. Beginning in March 2020, the Federal Reserve announced a suite of facilities using its emergency lending powers under section 13(3) of the Federal Reserve Act to support the flow of credit to individuals, households and businesses adversely affected by the COVID-19 pandemic and to support the broader economy. These facilities include the Money Market Mutual Fund Liquidity Facility (“MMLF”), Primary Dealer Credit Facility (“PDCF”) and Commercial Paper Funding Facility (“CPFF”). The Firm is currently participating in the MMLF and PDCF to support the broader economy by providing liquidity to money market mutual funds and supporting the functioning of the secured financing market, respectively. Under the CPFF, the Firm is acting as a dealer to purchase eligible commercial paper. In addition, beginning April 3, 2020, the PPP, established by the CARES Act and administered by the SBA, authorized eligible lenders to provide nonrecourse loans to small businesses to provide an incentive for these businesses to keep their workers on their payroll. The Firm is currently participating in the PPP to support its small business clients.
Refer to Capital Risk Management on pages 39–44, Liquidity Risk Management on pages 45–49 and Note 22 for additional information of the Firm’s participation in the MMLF. Refer to Liquidity Risk Management on pages 45–49 for additional information of the Firm’s participation in the PDCF. Refer to Business Developments on pages 8-9 for additional information on the Firm’s participation in the PPP.

CONSOLIDATED RESULTS OF OPERATIONS
This section provides a comparative discussion of JPMorgan Chase’s Consolidated Results of Operations on a reported basis for the three months ended March 31, 2020 and 2019, unless otherwise specified. Factors that relate primarily to a single business segment are discussed in more detail within that business segment. Refer to pages 75–77 of this Form 10-Q and pages 136–138 of JPMorgan Chase’s 2019 Form 10-K for a discussion of the Critical Accounting Estimates Used by the Firm that affect the Consolidated Results of Operations.

Revenue
	Three months ended March 31,
(in millions)	2020	2019	Change
Investment banking fees	$1,866	$1,840	1%
Principal transactions	2,937	4,076	(28)
Lending- and deposit-related fees(a)	1,706	1,559	9
Asset management, administration and commissions(a)	4,540	4,037	12
Investment securities gains	233	13	NM
Mortgage fees and related income	320	396	(19)
Card income	1,054	1,274	(17)
Other income(b)	1,156	1,475	(22)
Noninterest revenue	13,812	14,670	(6)
Net interest income	14,439	14,453	—
Total net revenue	$28,251	$29,123	(3)%
(a) In the first quarter of 2020, the Firm reclassified certain fees from asset management, administration and commissions to lending- and deposit-related fees. Prior-period amounts were revised to conform with the current presentation.
(b) Included operating lease income of $1.4 billion and $1.3 billion for the three months ended March 31, 2020 and 2019.
Investment banking fees increased, driven by CIB, reflecting:

•	higher debt underwriting fees driven by both increased industry-wide fees and wallet share gains in investment-grade bonds, particularly in March, as clients sought to access liquidity,

•	higher equity underwriting fees driven by increased industry-wide fees primarily in the IPO market, with strong activity in January and February, compared to a weak prior year, largely offset by

•	lower advisory fees compared to a strong prior year, driven by a lower number of completed transactions, as well as the impact of delays in regulatory approvals.
Refer to CIB segment results on pages 26–30 and Note 6 for additional information.
Principal transactions revenue decreased reflecting two significant items:

•	a $951 million loss in CIB’s Credit Adjustments & Other predominantly driven by funding spread widening on derivatives, and

•	$896 million of markdowns on held-for-sale positions, including unfunded commitments, in the bridge financing portfolio in CIB and CB, as high-yield spreads widened significantly.

Excluding these two items, principal transactions revenue increased driven by Fixed Income Markets on strong client activity, primarily in Rates and Currencies & Emerging Markets, as a result of higher trading volume, and in Equity Markets on strong client activity in derivatives, particularly in March for both businesses.
Principal transactions revenue in CIB may in certain cases have offsets across other revenue lines, including net interest income. The Firm assesses its CIB Markets business performance on a total revenue basis.
Refer to CIB, CB and Corporate segment results on pages 26–30, pages 34–36 and page 37, and Note 6 for additional information.
Lending- and deposit-related fees increased primarily due to higher deposit-related fees in CCB, reflecting growth in customer accounts and transactions, and in CIB and CB from an increase in cash management transactions.
Refer to CCB segment results on pages 23–25, CIB on pages 26–30 and CB on pages 31–33, respectively, and Note 6 for additional information.
Asset management, administration and commissions revenue increased driven by:

•	higher brokerage commissions in CIB and AWM on higher client-driven volume particularly in March, and

•
higher asset management fees in AWM and CCB as a result of higher asset values at the beginning of 2020, driven by higher average market levels and strong net inflows into long-term products over the past year, despite the impact of market volatility in March.

Refer to CCB, CIB and AWM segment results on pages 23–25, pages 26–30 and pages 34–36 , respectively, and Note 6 for additional information.
Investment securities gains in both periods reflected the impact of repositioning the investment securities portfolio. Refer to Corporate segment results on page 37 and Note 10 for additional information.
Mortgage fees and related income decreased due to:

•	lower net mortgage servicing revenue reflecting faster prepayment speeds on lower rates and a lower level of third-party loans serviced, as well as lower MSR risk management results, largely offset by

•	higher net mortgage production revenue reflecting higher production volumes and margins, and the absence of a gain on a loan sale in the prior year.
Refer to CCB segment results on pages 23–25, Note 6 and 15 for further information.

Card income decreased driven by lower net interchange income reflecting higher rewards costs and partner payments, partially offset by higher card sales volume, despite a decline in March.
Refer to CCB segment results on pages 23–25 and Note 6 for further information.
Other income decreased reflecting:

•	losses on certain equity investments in CIB

•	net valuation losses on certain investments in AWM, compared with gains in the prior year

•	higher amortization on a higher level of alternative energy investments in CIB. The increased amortization is more than offset by lower income tax expense from the associated tax credits.
largely offset by

•	higher operating lease income from growth in auto operating lease volume in CCB
Refer to Note 6 for further information.
Net interest income was flat as the impact of lower rates was offset by balance sheet growth and mix, as well as higher CIB Markets net interest income.
The Firm’s average interest-earning assets were $2.5 trillion, up $167 billion, and the yield was 3.14%, down 66 bps. The net yield on these assets, on an FTE basis, was 2.37%, a decrease of 20 bps. The net yield excluding CIB Markets was 3.01%, down 42bps.
Net yield excluding CIB Markets is a non-GAAP financial measure. Refer to the Consolidated average balance sheets, interest and rates schedule on page 170 for further details; and the Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 19–20 for a further discussion of Net interest yield excluding CIB markets.

Provision for credit losses
	Three months ended March 31,
(in millions)	2020	2019	Change
Consumer, excluding credit card	$619	$120	416%
Credit card	5,063	1,202	321
Total consumer	5,682	1,322	330
Wholesale	2,594	173	NM
Investment securities	9	NA	NM
Total provision for credit losses	$8,285	$1,495	454%
Effective January 1, 2020, the Firm adopted the CECL accounting guidance. In conjunction with the adoption of CECL, the Firm reclassified risk-rated loans and lending-related commitments from the consumer, excluding credit card portfolio segment to the wholesale portfolio segment, to align with the methodology applied in determining the allowance. Prior-period amounts have been revised to conform with the current presentation. Refer to Note 1 for further information.
The provision for credit losses increased driven by additions to both the consumer and wholesale allowance for credit losses.
The increase in total consumer was driven by:

•
additions of $4.4 billion to the allowance for credit losses, reflecting the deterioration in the macroeconomic environment as a result of the impact of the COVID-19 pandemic, consisting of $3.8 billion for Card, $300 million for Home Lending, $235 million for Auto, and $80 million for CBB;

•	net charge-offs were flat reflecting higher net charge-offs in Card on loan growth, in line with prior expectations, offset by higher recoveries in Home Lending on a current period loan sale.
The increase in wholesale reflects a net addition of $2.4 billion to the allowance for credit losses across the LOBs. The net addition was predominantly driven by the deterioration in the macroeconomic environment as a result of the impact of the COVID-19 pandemic across multiple sectors, and continued pressure on oil prices, with the largest impacts in the Oil & Gas, Real Estate, and Consumer & Retail industries.
Refer to CCB segment results on pages 23–25, CIB on pages 26–30, CB on pages 31–33, AWM on pages 34–36, the Allowance for Credit Losses on pages 64–65, and Note 13 for additional information on the credit portfolio and the allowance for credit losses.

Noninterest expense
	Three months ended March 31,
(in millions)	2020	2019	Change
Compensation expense	$8,895	$8,937	—
Noncompensation expense:
Occupancy	1,066	1,068	—
Technology, communications and equipment	2,578	2,364	9
Professional and outside services	2,028	2,039	(1)
Marketing	859	879	(2)
Other expense(a)(b)	1,424	1,108	29
Total noncompensation expense	7,955	7,458	7
Total noninterest expense	$16,850	$16,395	3%

(a)	Included Firmwide legal expense/(benefit) of $197 million and $(81) million for the three months ended March 31, 2020 and 2019.

(b)	Included FDIC-related expense of $99 million and $143 million for the three months ended March 31, 2020 and 2019.
Compensation expense was flat as efficiencies in several businesses and lower compensation expense in CIB was offset by investments in new hires.
Noncompensation expense increased as a result of:

•	higher legal expense in CIB and Corporate

•	higher volume-related expense, including depreciation from growth in auto lease assets in CCB, and brokerage expense in CIB

•	higher investments across the businesses, including technology, partially offset by lower other structural expense.

Income tax expense
	Three months ended March 31,
(in millions)	2020	2019	Change
Income before income tax expense	$3,116	$11,233	(72)%
Income tax expense	251	2,054	(88)
Effective tax rate	8.1%	18.3%
The effective tax rate decreased driven by changes in the level and mix of income and expenses subject to U.S. federal, and state and local taxes, as well as the more significant effect of certain tax benefits on a lower level of pre-tax income.

CONSOLIDATED BALANCE SHEETS AND CASH FLOWS ANALYSIS
Effective January 1, 2020, the Firm adopted the CECL accounting guidance. Refer to Note 1 for further information.
Consolidated balance sheets analysis
The following is a discussion of the significant changes between March 31, 2020, and December 31, 2019.

Selected Consolidated balance sheets data
(in millions)	March 31, 2020	December 31, 2019	Change
Assets
Cash and due from banks	$24,001	$21,704	11%
Deposits with banks	343,533	241,927	42
Federal funds sold and securities purchased under resale agreements	248,580	249,157	—
Securities borrowed	139,839	139,758	—
Trading assets	548,580	411,103	33
Available-for-sale securities	399,944	350,699	14
Held-to-maturity securities, net of allowance for credit losses	71,200	47,540	50
Investment securities, net of allowance for credit losses	471,144	398,239	18
Loans	1,015,375	959,769	6
Allowance for loan losses	(23,244)	(13,123)	77
Loans, net of allowance for loan losses	992,131	946,646	5
Accrued interest and accounts receivable	122,064	72,861	68
Premises and equipment	25,882	25,813	—
Goodwill, MSRs and other intangible assets	51,867	53,341	(3)
Other assets	171,810	126,830	35
Total assets	$3,139,431	$2,687,379	17%
Cash and due from banks and deposits with banks increased primarily as a result of significant deposit inflows, which also funded asset growth across the Firm. Deposits with banks reflect the Firm’s placements of its excess cash with various central banks, including the Federal Reserve Banks.
Federal funds sold and securities purchased under resale agreements was flat as the reduction in the deployment of cash in Treasury and CIO was offset by an increase in client-driven market-making activities and higher collateral requirements as a result of changes in market conditions in March, as well as higher demand for securities to cover short positions when compared with lower levels at year-end in CIB. Refer to Liquidity Risk Management on pages 45–49 and Note 11 for additional information.
Trading assets increased, reflecting growth in client-driven market-making activities in CIB, predominantly debt instruments in Fixed Income Markets and when compared with lower levels at year-end, as well as higher derivative receivables in CIB as a result of market movements, including the impact of the COVID-19 pandemic.
Refer to Notes 2 and 5 for additional information.
Investment securities increased, reflecting:

•
in the available-for-sale (“AFS”) portfolio, net purchases of U.S. GSE and government agency MBS and U.S. Treasuries driven by interest rate risk management activities, partially offset by a non-cash transfer of $26.1 billion of U.S. GSE and government agency MBS from the AFS to the held-to-maturity (“HTM”) portfolio, resulting in a comparable increase in HTM.

Refer to Corporate segment results on page 37, Investment Portfolio Risk Management on page 66, and Notes 2 and 10 for additional information on Investment securities.
Loans increased predominantly reflecting drawdowns on committed revolving credit facilities in March in CIB, CB and AWM, partially offset by a reduction in Card due to seasonality and a decline in sales volume in March as a result of the COVID-19 pandemic.
The allowance for loan losses increased driven by:

•	additions of $5.9 billion, consisting of

–	$4.4 billion in consumer, predominantly in Credit Card, reflecting the deterioration in the macroeconomic environment as a result of the impact of the COVID-19 pandemic, and

–
a net $1.6 billion in wholesale, primarily reflecting the deterioration in the macroeconomic environment as a result of the impact of the COVID-19 pandemic across multiple sectors, and continued pressure on oil prices, with the largest impacts in the Oil & Gas, Real Estate, and Consumer & Retail industries, and

•	a net $4.2 billion addition as a result of the adoption of CECL.
There were also additions to the allowance for lending-related commitments, which is included in other liabilities on the consolidated balance sheets, of $858 million related to the impact of the COVID-19 pandemic and continued pressure on oil prices, and $98 million related to the adoption of CECL, resulting in total additions to the allowance for credit losses of $6.8 billion and $4.3 billion, respectively, as of March 31, 2020.

Refer to Credit and Investment Risk Management on pages 50–66, and Notes 1, 2, 3, 12 and 13 for a more detailed discussion of loans and the allowance for loan losses.
Accrued interest and accounts receivable increased predominantly driven by higher client receivables in CIB during a period of heightened market volatility.
Goodwill, MSRs and other intangibles decreased reflecting lower MSRs as a result of faster prepayment speeds on lower rates and the realization of expected cash flows, partially offset by net additions to the MSRs. Refer to Note 15 for additional information.

Other assets increased reflecting higher cash collateral placed with central counterparties during a period of heightened market volatility, and the Firm’s participation in the Federal Reserve Bank of Boston’s (“FRBB”) MMLF. The assets purchased from money market mutual fund clients related to the MMLF were funded by nonrecourse advances from the FRBB, which are recorded in short-term borrowings. Refer to Regulatory Developments Relating to the COVID-19 Pandemic on pages 10-11 and Liquidity Risk Management on pages 45–49 for additional information.

Selected Consolidated balance sheets data (continued)
(in millions)	March 31, 2020	December 31, 2019	Change
Liabilities
Deposits	$1,836,009	$1,562,431	18%
Federal funds purchased and securities loaned or sold under repurchase agreements	233,207	183,675	27
Short-term borrowings	51,909	40,920	27
Trading liabilities	184,196	119,277	54
Accounts payable and other liabilities	253,874	210,407	21
Beneficial interests issued by consolidated variable interest entities (“VIEs”)	19,630	17,841	10
Long-term debt	299,344	291,498	3
Total liabilities	2,878,169	2,426,049	19
Stockholders’ equity	261,262	261,330	—
Total liabilities and stockholders’ equity	$3,139,431	$2,687,379	17%
Deposits increased driven by significant inflows in CIB, CB and AWM as clients focused on increasing their cash balances as a result of changes in market conditions driven by the COVID-19 pandemic. Deposits also increased in CCB due to seasonal growth in existing and new accounts.
Refer to Liquidity Risk Management on pages 45–49 and Notes 2 and 16 for additional information.
Federal funds purchased and securities loaned or sold under repurchase agreements increased from client-driven market-making activities as a result of changes in market conditions in March and higher financing of trading assets-debt instruments when compared with lower levels at year-end in CIB. Refer to Liquidity Risk Management on pages 45–49 and Note 11 for additional information.
Short-term borrowings increased driven by the Firm’s participation in the FRBB’s MMLF. The nonrecourse advances from the FRBB funded the assets purchased from money market mutual fund clients related to the MMLF, which are recorded in other assets. Refer to Regulatory Developments Relating to the COVID-19 Pandemic on pages 10-11 and Liquidity Risk Management on pages 45–49 for additional information.
Trading liabilities increased due to client-driven market-making activities in CIB, which resulted in higher levels of short positions in both debt and equity instruments in Markets, as well as higher derivative payables as a result of market movements, including the impact of the COVID-19 pandemic. Refer to Notes 2 and 5 for additional information.
Accounts payable and other liabilities increased reflecting higher client payables related to client-driven activities in CIB during a period of heightened market volatility.

Beneficial interests issued by consolidated VIEs increased due to higher levels of Firm-administered multi-seller conduit commercial paper issued to third parties, partially offset by activity in municipal bond vehicles.
Refer to Off-Balance Sheet Arrangements on page 18 and Notes 14 and 23 for further information on Firm-sponsored VIEs and loan securitization trusts.
Long-term debt increased as a result of

•	higher FHLB advances and an increase in senior debt reflecting fair value hedge accounting adjustments related to lower interest rates, partially offset by net maturities in Treasury and CIO, partially offset by

•	a decrease in the fair value of structured notes in CIB related to market movements in March.
Refer to Liquidity Risk Management on pages 45–49 for additional information on the Firm’s long-term debt activities.
Stockholders’ equity was flat reflecting the net impact of capital actions, net income, the adoption of CECL and an increase in accumulated other comprehensive income (“AOCI”). The increase in AOCI was driven by higher valuation of interest rate cash flow hedges, debit valuation adjustment on fair value option-elected liabilities, and net unrealized gains on AFS securities. Refer to page 83 for information on changes in stockholders’ equity and Capital actions on pages 42–43.

Consolidated cash flows analysis
The following is a discussion of cash flow activities during the three months ended March 31, 2020 and 2019.

(in millions)	Three months ended March 31,
	2020	2019
Net cash provided by/(used in)
Operating activities	$(120,772)	$(80,880)
Investing activities	(135,150)	36,301
Financing activities	362,305	69,435
Effect of exchange rate changes on cash	(2,480)	(1,045)
Net increase in cash and due from banks and deposits with banks	$103,903	$23,811
Operating activities

•
In 2020, cash used primarily resulted from higher trading assets, other assets and accrued interest and accounts receivable, partially offset by higher trading liabilities and accounts payable and other liabilities.

•
In 2019, cash used primarily resulted from higher trading assets-debt and equity instruments and securities borrowed, partially offset by increased trading liabilities and accounts payable and other liabilities, and net proceeds from loans held-for-sale.

Investing activities

•
In 2020, cash used primarily resulted from net purchases of investment securities, net loan originations and purchases of assets from money market mutual fund clients pursuant to nonrecourse advances provided by the FRBB under the MMLF.

•	In 2019, cash provided resulted from a decrease in securities purchased under resale agreements, and net proceeds from sales of loans held-for-investment.
Financing activities

•
In 2020, cash provided resulted from higher deposits, federal funds purchased and securities loaned or sold under repurchase agreements, and net proceeds from long- and short-term borrowings, which included the non-recourse advances provided by the FRBB.

•	In 2019, cash provided resulted from higher securities loaned or sold under repurchase agreements and higher deposits.

•
For both periods, cash was used for repurchases of common stock and cash dividends on common and preferred stock. On March 15, 2020, in response to the COVID-19 pandemic, the Firm temporarily suspended share repurchases through the second quarter of 2020.

* * *
Refer to Consolidated Balance Sheets Analysis on pages 15-16, Capital Risk Management on pages 39–44, and Liquidity Risk Management on pages 45–49 of this Form 10-Q, and pages 93–98 of JPMorgan Chase’s 2019 Form 10-K for a further discussion of the activities affecting the Firm’s cash flows.

OFF-BALANCE SHEET ARRANGEMENTS
In the normal course of business, the Firm enters into various off-balance sheet arrangements and contractual obligations that may require future cash payments. Certain obligations are recognized on-balance sheet, while others are disclosed as off-balance sheet under accounting principles generally accepted in the U.S. (“U.S. GAAP”).
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

Type of off-balance sheet arrangement	Location of disclosure	Page references
Special-purpose entities: variable interests and other obligations, including contingent obligations, arising from variable interests in nonconsolidated VIEs	Refer to Note 14	145-150
Off-balance sheet lending-related financial instruments, guarantees, and other commitments	Refer to Note 23	161-164

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

•	Pre-provision profit, which represents total net revenue less noninterest expense

•	Net interest income and net yield excluding CIB’s Markets businesses

•	Tangible common equity (“TCE”), ROTCE, and TBVPS

•	Allowance for loan losses to period-end loans retained, excluding trade finance and conduits.
Refer to Explanation and Reconciliation of the Firm’s Use Of Non-GAAP Financial Measures and Key Performance Measures on pages 57–59 of JPMorgan Chase’s 2019 Form 10-K for a further discussion of management’s use of non-GAAP financial measures.
The following summary table provides a reconciliation from the Firm’s reported U.S. GAAP results to managed basis.

	Three months ended March 31,
	2020			2019
(in millions, except ratios)	Reported	Fully taxable-equivalent adjustments(a)	Managed basis	Reported	Fully taxable-equivalent adjustments(a)	Managed basis
Other income	$1,156	$708	$1,864	$1,475	$585	$2,060
Total noninterest revenue	13,812	708	14,520	14,670	585	15,255
Net interest income	14,439	110	14,549	14,453	143	14,596
Total net revenue	28,251	818	29,069	29,123	728	29,851
Total noninterest expense	16,850	NA	16,850	16,395	NA	16,395
Pre-provision profit	11,401	818	12,219	12,728	728	13,456
Provision for credit losses	8,285	NA	8,285	1,495	NA	1,495
Income before income tax expense	3,116	818	3,934	11,233	728	11,961
Income tax expense	251	818	1,069	2,054	728	2,782
Net income	$2,865	NA	$2,865	$9,179	NA	$9,179

Overhead ratio	60%	NM	58%	56%	NM	55%

(a)	Predominantly recognized in CIB, CB and Corporate.

The following table provides information on net interest income and net yield excluding CIB’s Markets businesses.

(in millions, except rates)	Three months ended March 31,
	2020	2019	Change
Net interest income – reported	$14,439	$14,453	—%
Fully taxable-equivalent adjustments	110	143	(23)
Net interest income – managed basis(a)	$14,549	$14,596	—
Less: CIB Markets net interest income(b)	1,596	624	156
Net interest income excluding CIB Markets(a)	$12,953	$13,972	(7)

Average interest-earning assets	$2,465,732	$2,298,894	7
Less: Average CIB Markets interest-earning assets(b)	736,035	649,180	13
Average interest-earning assets excluding CIB Markets	$1,729,697	$1,649,714	5%
Net yield on average interest-earning assets – managed basis	2.37%	2.57%
Net yield on average CIB Markets interest-earning assets(b)	0.87	0.39
Net yield on average interest-earning assets excluding CIB Markets	3.01%	3.43%

(a)	Interest includes the effect of related hedges. Taxable-equivalent amounts are used where applicable.

(b)	Refer to page 29 for further information on CIB’s Markets businesses.

The following summary table provides a reconciliation from the Firm’s common stockholders’ equity to TCE.

	Period-end		Average
(in millions, except per share and ratio data)	Mar 31, 2020	Dec 31, 2019	Three months ended March 31,
			2020	2019
Common stockholders’ equity	$231,199	$234,337	$234,530	$230,051
Less: Goodwill	47,800	47,823	47,812	47,475
Less: Other intangible assets	800	819	812	744
Add: Certain Deferred tax liabilities(a)	2,389	2,381	2,385	2,287
Tangible common equity	$184,988	$188,076	$188,291	$184,119

Return on tangible common equity	NA	NA	5%	19%
Tangible book value per share	$60.71	$60.98	NA	NA

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
The business segments are determined based on the products and services provided, or the type of customer served, and they reflect the manner in which financial information is currently evaluated by the Firm’s Operating Committee. Segment results are presented on a managed basis. Refer to Explanation and Reconciliation of the Firm’s use of Non-GAAP Financial Measures on pages 19–20 for a definition of managed basis.
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
Revenue sharing
When business segments join efforts to sell products and services to the Firm’s clients, the participating business segments may agree to share revenue from those transactions. Revenue and expense are generally recognized in the segment responsible for the related product or service, with allocations to the other segment(s) involved in the transaction. The segment results reflect these revenue-sharing agreements.

Business segment capital allocation
The amount of capital assigned to each business is referred to as equity. Periodically, the assumptions and methodologies used to allocate capital are assessed and as a result, the capital allocated to the LOBs may change. Refer to Line of business equity on page 90 of JPMorgan Chase’s 2019 Form 10-K for additional information on business segment capital allocation.
Refer to Business Segment Results – Description of business segment reporting methodology on pages 60–61 of JPMorgan Chase’s 2019 Form 10-K for a further discussion of those methodologies.
Business segment changes
In the first quarter of 2020, the Firm began reporting a Wholesale Payments business unit within CIB following a realignment of the Firm’s wholesale payments businesses. The Wholesale Payments business comprises:

•	Merchant Services, which was realigned from CCB to CIB

•	Treasury Services and Trade Finance in CIB. Trade Finance was previously reported in Lending in CIB.
In connection with the alignment of Wholesale Payments, the assets, liabilities and headcount associated with the Merchant Services business were realigned to CIB from CCB, and the revenue and expenses of the Merchant Services business is reported across CCB, CIB and CB based primarily on client relationships. Prior periods have been revised to reflect this realignment and revised allocation methodology.

JPMorgan Chase

Consumer Businesses			Wholesale Businesses

Consumer & Community Banking			Corporate & Investment Bank		Commercial Banking	Asset & Wealth Management

Consumer & Business Banking	Home Lending	Card & Auto	Banking	Markets & Securities Services	• Middle Market Banking	• Asset Management
• Consumer Banking/Chase Wealth Management • Business Banking	• Home Lending Production • Home Lending Servicing • Real Estate Portfolios	• Credit Card • Auto	• Investment Banking • Wholesale Payments • Lending	• Fixed Income Markets	• Corporate Client Banking	• Wealth Management
				• Equity Markets • Securities Services • Credit Adjustments & Other	• Commercial Real Estate Banking

Segment results – managed basis
The following tables summarize the Firm’s results by segment for the periods indicated.

Three months ended March 31,	Consumer & Community Banking			Corporate & Investment Bank			Commercial Banking
(in millions, except ratios)	2020	2019	Change	2020	2019	Change	2020	2019	Change
Total net revenue	$13,171	$13,490	(2)%	$9,948	$10,034	(1)%	$2,178	$2,413	(10)%
Total noninterest expense	7,161	6,970	3	5,896	5,629	5	988	938	5
Pre-provision profit/(loss)	6,010	6,520	(8)	4,052	4,405	(8)	1,190	1,475	(19)
Provision for credit losses	5,772	1,314	339	1,401	87	NM	1,010	90	NM
Net income/(loss)	191	3,947	(95)	1,988	3,260	(39)	147	1,060	(86)
Return on equity (“ROE”)	1%	30%		9%	16%		2%	19%

Three months ended March 31,	Asset & Wealth Management			Corporate			Total
(in millions, except ratios)	2020	2019	Change	2020	2019	Change	2020	2019	Change
Total net revenue	$3,606	$3,489	3	$166	$425	(61)%	$29,069	$29,851	(3)%
Total noninterest expense	2,659	2,647	—	146	211	(31)	16,850	16,395	3
Pre-provision profit/(loss)	947	842	12	20	214	(91)	12,219	13,456	(9)
Provision for credit losses	94	2	NM	8	2	300	8,285	1,495	454
Net income/(loss)	664	661	—	(125)	251	NM	2,865	9,179	(69)
ROE	25%	25%		NM	NM		4%	16%
In the first quarter of 2020, the Merchant Services business was realigned from CCB to CIB as part of the Firm’s Wholesale Payments business. The prior-period amounts were revised to conform with the current presentation.
The following sections provide a comparative discussion of the Firm’s results by segment as of or for the three months ended March 31, 2020 versus the corresponding periods in the prior year, unless otherwise specified.

CONSUMER & COMMUNITY BANKING

Consumer & Community Banking offers services to consumers and businesses through bank branches, ATMs, digital (including mobile and online) and telephone banking. CCB is organized into Consumer & Business Banking (including Consumer Banking/Chase Wealth Management and Business Banking), Home Lending (including Home Lending Production, Home Lending Servicing and Real Estate Portfolios) and Card & Auto. Consumer & Business Banking offers deposit and investment products and services to consumers, and lending, deposit, and cash management and payment solutions to small businesses. Home Lending includes mortgage origination and servicing activities, as well as portfolios consisting of residential mortgages and home equity loans. Card & Auto issues credit cards to consumers and small businesses and originates and services auto loans and leases.

Refer to Line of Business Metrics on page 177 for a discussion of the business profile of CCB.

Selected income statement data
	Three months ended March 31,
(in millions, except ratios)	2020	2019	Change
Revenue
Lending- and deposit-related fees(a)	$972	$909	7%
Asset management, administration and commissions(a)	585	581	1
Mortgage fees and related income	320	396	(19)
Card income	768	909	(16)
All other income	1,373	1,290	6
Noninterest revenue	4,018	4,085	(2)
Net interest income	9,153	9,405	(3)
Total net revenue	13,171	13,490	(2)

Provision for credit losses	5,772	1,314	339

Noninterest expense
Compensation expense	2,597	2,566	1
Noncompensation expense(b)	4,564	4,404	4
Total noninterest expense	7,161	6,970	3
Income before income tax expense	238	5,206	(95)
Income tax expense	47	1,259	(96)
Net income	$191	$3,947	(95)

Revenue by line of business
Consumer & Business Banking	$6,091	$6,661	(9)
Home Lending	1,161	1,346	(14)
Card & Auto	5,919	5,483	8

Mortgage fees and related income details:
Net production revenue	319	200	60
Net mortgage servicing revenue(c)	1	196	(99)
Mortgage fees and related income	$320	$396	(19)%

Financial ratios
Return on equity	1%	30%
Overhead ratio	54	52
In the first quarter of 2020, the Merchant Services business was realigned from CCB to CIB as part of the Firm’s Wholesale Payments business. The prior-period amounts were revised to conform with the current presentation.

(a)
In the first quarter of 2020, the Firm reclassified certain fees from asset management, administration and commissions to lending- and deposit-related fees. The prior-period amounts were revised to conform with the current presentation.

(b)	Included depreciation expense on leased assets of $1.1 billion and $967 million for the three months ended March 31, 2020 and 2019, respectively.

(c)	Included MSR risk management results of $(90) million and $(9) million for the three months ended March 31, 2020 and 2019, respectively.

Quarterly results
Net income was $191 million, a decrease of 95%, predominantly driven by an increase in the provision for credit losses.
Net revenue was $13.2 billion, a decrease of 2%.
Net interest income was $9.2 billion, down 3%, driven by:

•	the impact of deposit margin compression, partially offset by growth in deposit balances in CBB, and

•	lower loan balances in Home Lending predominantly due to prior year loan sales, largely offset by

•	higher loan balances and margin expansion in Card.
Noninterest revenue was $4.0 billion, down 2%, driven by:

•	lower card income due to lower net interchange income reflecting higher rewards costs and partner payments, partially offset by higher card sales volume, despite a decline in March, and

•	lower net mortgage servicing revenue reflecting faster prepayment speeds on lower rates and a lower level of third-party loans serviced, as well as lower MSR risk management results, predominantly offset by

•	higher net mortgage production revenue reflecting higher production volumes and margins, and the absence of a gain on a loan sale in the prior year,

•	higher auto lease volume, and

•	higher deposit-related fees.
Refer to Note 15 for further information regarding changes in value of the MSR asset and related hedges, and mortgage fees and related income.
Noninterest expense was $7.2 billion, up 3%, driven by:

•	higher volume- and revenue-related expense, including depreciation on auto lease assets, and investments in the business, partially offset by

•	lower structural expense.
The provision for credit losses was $5.8 billion, an increase of $4.5 billion, driven by additions to the allowance for credit losses reflecting deterioration in the macroeconomic environment as a result of the impact of the COVID-19 pandemic, consisting of:

•	$3.8 billion for Card, $300 million for Home Lending, $250 million for Auto and $159 million in CBB

•	net charge-offs were flat reflecting higher net charge-offs in Card on loan growth, in line with prior expectations, offset by higher recoveries in Home Lending on a current period loan sale.
Refer to Credit and Investment Risk Management on pages 50–66 and Allowance for Credit Losses on pages 64–65 for further discussions of the credit portfolios and the allowance for credit losses.

Selected metrics
	As of or for the three months ended March 31,
(in millions, except headcount)	2020	2019	Change
Selected balance sheet data (period-end)
Total assets	$506,147	$539,127	(6)%
Loans:
Consumer & Business Banking	27,709	26,492	5
Home Lending	196,401	230,599	(15)
Card	154,021	150,527	2
Auto	61,468	62,786	(2)
Total loans	439,599	470,404	(7)
Deposits	775,068	702,587	10
Equity	52,000	52,000	—
Selected balance sheet data (average)
Total assets	$517,213	$546,042	(5)
Loans:
Consumer & Business Banking	27,261	26,488	3
Home Lending	198,042	238,949	(17)
Card	162,660	151,134	8
Auto	60,893	62,763	(3)
Total loans	448,856	479,334	(6)
Deposits	733,648	681,013	8
Equity	52,000	52,000	—

Headcount	122,081	124,305	(2)%
In the first quarter of 2020, the Merchant Services business was realigned from CCB to CIB as part of the Firm’s Wholesale Payments business. The prior-period amounts were revised to conform with the current presentation, including a decrease to period-end assets and headcount of $13.4 billion and 4,114, respectively, as of March 31, 2019.

Selected metrics
	As of or for the three months ended March 31,
(in millions, except ratio data)	2020	2019	Change
Credit data and quality statistics
Nonaccrual loans(a)(b)	$4,008	$3,265	23%

Net charge-offs/(recoveries)
Consumer & Business Banking	74	59	25
Home Lending	(122)	(5)	NM
Card	1,313	1,202	9
Auto	48	58	(17)
Total net charge-offs/(recoveries)	$1,313	$1,314	—

Net charge-off/(recovery) rate
Consumer & Business Banking	1.09%	0.90%
Home Lending	(0.25)	(0.01)
Card	3.25	3.23
Auto	0.32	0.37
Total net charge-off/(recovery) rate	1.18%	1.11%

30+ day delinquency rate
Home Lending(c)(d)	1.48%	1.62%
Card	1.96	1.85
Auto	0.89	0.63

90+ day delinquency rate — Card	1.02%	0.97%

Allowance for loan losses
Consumer & Business Banking	$882	$796	11
Home Lending	2,137	2,741	(22)
Card	14,950	5,183	188
Auto	732	465	57
Total allowance for loan losses	$18,701	$9,185	104%
Effective January 1, 2020, the Firm adopted the CECL accounting guidance. The adoption resulted in a change in the accounting for PCI loans, which are considered purchased credit deteriorated (“PCD”) loans under CECL. Refer to Note 1 for further information.

(a)
At March 31, 2020, nonaccrual loans included $970 million of PCD loans. Prior to the adoption of CECL, nonaccrual loans excluded PCI loans as the Firm recognized interest income on each pool of PCI loans as each of the pools was performing.

(b)
At March 31, 2020 and 2019, nonaccrual loans excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $616 million and $2.2 billion, respectively. These amounts have been excluded based upon the government guarantee.

(c)	At March 31, 2020, the 30+ day delinquency rates included PCD loans. The rate prior to January 1, 2020 was revised to include the impact of PCI loans.

(d)
At March 31, 2020 and 2019, excluded mortgage loans insured by U.S. government agencies of $1.0 billion and $3.2 billion, respectively, that are 30 or more days past due. These amounts have been excluded based upon the government guarantee.

Selected metrics
	As of or for the three months ended March 31,
(in billions, except ratios and where otherwise noted)	2020		2019		Change
Business Metrics
Number of branches	4,967		5,028		(1)%
Active digital customers (in thousands)(a)	53,799		50,651		6
Active mobile customers (in thousands)(b)	38,236		34,371		11
Debit and credit card sales volume	$266.0		$255.1		4

Consumer & Business Banking
Average deposits	$718.9		$668.5		8
Deposit margin	2.06%		2.62%
Business banking origination volume	$1.5		$1.5		1
Client investment assets	323.0		312.3		3

Home Lending
Mortgage origination volume by channel
Retail	$14.1		$7.9		78
Correspondent	14.0		7.1		97
Total mortgage origination volume(c)	$28.1		$15.0		87

Total loans serviced (period-end)	$737.8		$791.5		(7)
Third-party mortgage loans serviced (period-end)	505.0		529.6		(5)
MSR carrying value (period-end)	3.3		6.0		(45)
Ratio of MSR carrying value (period-end) to third-party mortgage loans serviced (period-end)	0.65%		1.13%

MSR revenue multiple(d)	2.10	x	3.32	x

Credit Card
Credit card sales volume, excluding Commercial Card	$179.1		$172.5		4
Net revenue rate	10.68%		10.68%

Auto
Loan and lease origination volume	$8.3		$7.9		5
Average auto operating lease assets	23.1		20.8		11%

(a)	Users of all web and/or mobile platforms who have logged in within the past 90 days.

(b)	Users of all mobile platforms who have logged in within the past 90 days.

(c)	Firmwide mortgage origination volume was $31.9 billion and $16.4 billion for the three months ended March 31, 2020 and 2019, respectively.

(d)
Represents the ratio of MSR carrying value (period-end) to third-party mortgage loans serviced (period-end) divided by the ratio of annualized loan servicing-related revenue to third-party mortgage loans serviced (average).

CORPORATE & INVESTMENT BANK

The Corporate & Investment Bank, which consists of Banking and Markets & Securities Services, offers a broad suite of investment banking, market-making, prime brokerage, and treasury and securities products and services to a global client base of corporations, investors, financial institutions, merchants, government and municipal entities. Banking offers a full range of investment banking products and services in all major capital markets, including advising on corporate strategy and structure, capital-raising in equity and debt markets, as well as loan origination and syndication. Banking also includes Wholesale Payments, which provides payments services enabling clients to manage payments and receipts globally, and cross-border financing. Markets & Securities Services includes Markets, a global market-maker in cash securities and derivative instruments, which also offers sophisticated risk management solutions, prime brokerage, and research. Markets & Securities Services also includes Securities Services, a leading global custodian which provides custody, fund accounting and administration, and securities lending products principally for asset managers, insurance companies and public and private investment funds.

Refer to Line of Business Metrics on page 177 for a discussion of the business profile of CIB.

Selected income statement data
	Three months ended March 31,
(in millions, except ratios)	2020	2019	Change
Revenue
Investment banking fees	$1,907	$1,844	3%
Principal transactions	3,188	4,164	(23)
Lending- and deposit-related fees(a)	450	396	14
Asset management, administration and commissions(a)	1,261	1,067	18
All other income	35	365	(90)
Noninterest revenue	6,841	7,836	(13)
Net interest income	3,107	2,198	41
Total net revenue(b)	9,948	10,034	(1)

Provision for credit losses	1,401	87	NM

Noninterest expense
Compensation expense	3,006	3,091	(3)
Noncompensation expense	2,890	2,538	14
Total noninterest expense	5,896	5,629	5
Income before income tax expense	2,651	4,318	(39)
Income tax expense	663	1,058	(37)
Net income	$1,988	$3,260	(39)%
Financial ratios
Return on equity	9%	16%
Overhead ratio	59	56
Compensation expense as percentage of total net revenue	30	31
In the first quarter of 2020, the Merchant Services business was realigned from CCB to CIB as part of the Firm’s Wholesale Payments business. The prior-period amounts were revised to conform with the current presentation.

(a)
In the first quarter of 2020, the Firm reclassified certain fees from asset management, administration and commissions to lending- and deposit-related fees. Prior-period amounts were revised to conform with the current presentation.

(b)
Includes tax-equivalent adjustments, predominantly due to income tax credits related to alternative energy investments; income tax credits and amortization of the cost of investments in affordable housing projects; and tax-exempt income from municipal bonds of $667 million and $539 million for the three months ended March 31, 2020 and 2019, respectively.

Selected income statement data
	Three months ended March 31,
(in millions)	2020	2019	Change
Revenue by business
Investment Banking	$886	$1,745	(49)%
Wholesale Payments	1,359	1,415	(4)
Lending	350	258	36
Total Banking	2,595	3,418	(24)
Fixed Income Markets	4,993	3,725	34
Equity Markets	2,237	1,741	28
Securities Services	1,074	1,014	6
Credit Adjustments & Other(a)	(951)	136	NM
Total Markets & Securities Services	7,353	6,616	11
Total net revenue	$9,948	$10,034	(1)%
In the first quarter of 2020, the Merchant Services business was realigned from CCB to CIB as part of the Firm’s Wholesale Payments business. The prior-period amounts were revised to conform with the current presentation.

(a)
Includes credit valuation adjustments (“CVA”) managed centrally within CIB and funding valuation adjustments (“FVA”) on derivatives and certain components of fair value option elected liabilities, which are primarily reported in principal transactions revenue. Results are presented net of associated hedging activities and net of CVA and FVA amounts allocated to Fixed Income Markets and Equity Markets.

Quarterly results
Net income was $2.0 billion, down 39%, predominantly driven by an increase in the provision for credit losses.
Net revenue was $9.9 billion, down 1%.
Banking revenue was $2.6 billion, down 24%.

•
Investment Banking revenue was $886 million, down 49%, predominantly driven by $820 million of markdowns on held-for-sale positions, including unfunded commitments, in the bridge financing portfolio as high-yield spreads widened significantly. The decline was partially offset by higher Investment Banking fees, up 3%. The Firm maintained its #1 ranking for Global Investment Banking fees, according to Dealogic.

–
Debt underwriting fees were $1.1 billion, up 15%, driven by both increased industry-wide fees and wallet share gains in investment-grade bonds, particularly in March as clients sought to access liquidity.

–	Equity underwriting fees were $331 million, up 25%, driven by increased industry-wide fees primarily in the IPO market, with strong activity in January and February, compared to a weak prior year.

–	Advisory fees were $503 million, down 22%, compared to a strong prior year, driven by a lower number of completed transactions as well as the impact of delays in regulatory approvals.

•
Wholesale Payments revenue was $1.4 billion, down 4%, driven by a reporting re-classification for certain expenses which are now reported as contra revenue in Merchant Services. In addition, deposit margin compression was offset by higher balances and fee growth.

•	Lending revenue was $350 million, up 36%, predominantly driven by fair value gains on hedges of accrual loans.
Markets & Securities Services revenue was $7.4 billion, up 11%. Markets revenue was $7.2 billion, up 32%.

•
Fixed Income Markets revenue was $5.0 billion, up 34%, driven by strong client activity across products primarily in Rates and Currencies & Emerging Markets reflecting higher trading volume particularly in March.

•	Equity Markets revenue was $2.2 billion, up 28%, driven by strong client activity in derivatives and higher revenue in Cash Equities, particularly in March.

•	Securities Services revenue was $1.1 billion, up 6%, predominantly driven by deposit balance and fee growth partially offset by deposit margin compression.

•	Credit Adjustments & Other was a loss of $951 million, predominantly driven by funding spread widening on derivatives.
Noninterest expense was $5.9 billion, up 5%, driven by higher legal expense, volume- and revenue-related expenses and investments in the business, partially offset by lower structural expense.
The provision for credit losses was $1.4 billion, compared with $87 million in the prior year. The increase was predominantly driven by additions to the allowance for credit losses from the impact of the COVID-19 pandemic across multiple sectors and continued pressure on oil prices, with the largest impact in the Oil & Gas and Consumer & Retail industries.
Refer to Credit and Investment Risk Management on pages 50–66 and Allowance for Credit Losses on pages 64–65 for further discussions of the credit portfolios and the allowance for credit losses.

Selected metrics
	As of or for the three months ended March 31,
(in millions, except headcount)	2020	2019	Change
Selected balance sheet data (period-end)
Assets	$1,217,459	$1,019,470	19%
Loans:
Loans retained(a)	165,376	127,086	30
Loans held-for-sale and loans at fair value	9,326	7,783	20
Total loans	174,702	134,869	30
Equity	80,000	80,000	—
Selected balance sheet data (average)
Assets	$1,082,820	$967,632	12
Trading assets-debt and equity instruments	427,316	381,312	12
Trading assets-derivative receivables	55,133	50,609	9
Loans:
Loans retained(a)	$128,838	$126,990	1
Loans held-for-sale and loans at fair value	9,818	8,615	14
Total loans	$138,656	$135,605	2
Equity	80,000	80,000	—
Headcount	60,245	58,811	2%
In the first quarter of 2020, the Merchant Services business was realigned from CCB to CIB as part of the Firm’s Wholesale Payments business. The prior-period amounts were revised to conform with the current presentation, including an increase to period-end assets and headcount of $13.4 billion and 4,114, respectively, as of March 31, 2019.

(a)	Loans retained includes credit portfolio loans, loans held by consolidated Firm-administered multi-seller conduits, trade finance loans, other held-for-investment loans and overdrafts.

Selected metrics
	As of or for the three months ended March 31,
(in millions, except ratios)	2020	2019	Change
Credit data and quality statistics
Net charge-offs/(recoveries)	$55	$30	83%
Nonperforming assets:
Nonaccrual loans:
Nonaccrual loans retained(a)	$689	$812	(15)%
Nonaccrual loans held-for-sale and loans at fair value	138	313	(56)
Total nonaccrual loans	827	1,125	(26)
Derivative receivables	85	44	94
Assets acquired in loan satisfactions	43	58	(26)
Total nonperforming assets	$955	$1,227	(22)
Allowance for credit losses:
Allowance for loan losses	$1,422	$1,252	14
Allowance for lending-related commitments	1,468	758	94
Total allowance for credit losses	$2,890	$2,010	44%
Net charge-off/(recovery) rate(b)	0.17%	0.10%
Allowance for loan losses to period-end loans retained	0.86	0.99
Allowance for loan losses to period-end loans retained, excluding trade finance and conduits(c)	1.11	1.34
Allowance for loan losses to nonaccrual loans retained(a)	206	154
Nonaccrual loans to total period-end loans	0.47%	0.83%

(a)	Allowance for loan losses of $317 million and $252 million were held against these nonaccrual loans at March 31, 2020 and 2019, respectively.

(b)	Loans held-for-sale and loans at fair value were excluded when calculating the net charge-off/(recovery) rate.

(c)
Management uses allowance for loan losses to period-end loans retained, excluding trade finance and conduits, a non-GAAP financial measure, to provide a more meaningful assessment of CIB’s allowance coverage ratio.

Investment banking fees
	Three months ended March 31,
(in millions)	2020	2019	Change
Advisory	$503	$644	(22)%
Equity underwriting	331	265	25
Debt underwriting(a)	1,073	935	15
Total investment banking fees	$1,907	$1,844	3%

(a)	Represents long-term debt and loan syndications.

League table results – wallet share
	Three months ended March 31,				Full-year 2019
	2020		2019
	Rank	Share	Rank	Share	Rank	Share
Based on fees(a)
M&A(b)
Global	# 2	8.6	# 2	9.8	# 2	9.0%
U.S.	2	9.0	2	10.1	2	9.3
Equity and equity-related(c)
Global	2	8.8	3	8.7	1	9.3
U.S.	2	12.5	1	12.4	1	13.3
Long-term debt(d)
Global	1	9.5	1	7.8	1	7.8
U.S.	1	12.8	1	11.8	1	12.0
Loan syndications
Global	1	9.8	1	13.0	1	10.2
U.S.	2	9.1	1	16.4	1	12.5
Global investment banking fees(e)	# 1	9.1	# 1	9.6	# 1	8.9%

(a)	Source: Dealogic as of April 1, 2020. Reflects the ranking of revenue wallet and market share.

(b)	Global M&A excludes any withdrawn transactions. U.S. M&A revenue wallet represents wallet from client parents based in the U.S.

(c)	Global equity and equity-related ranking includes rights offerings and Chinese A-Shares.

(d)
Long-term debt rankings include investment-grade, high-yield, supranationals, sovereigns, agencies, covered bonds, asset-backed securities (“ABS”) and mortgage-backed securities (“MBS”); and exclude money market, short-term debt, and U.S. municipal securities.

(e)	Global investment banking fees exclude money market, short-term debt and shelf deals.
Markets revenue
The following table summarizes select income statement data for the Markets businesses. Markets includes both Fixed Income Markets and Equity Markets. Markets revenue comprises principal transactions, fees, commissions and other income, as well as net interest income. The Firm assesses its Markets business performance on a total revenue basis, as offsets may occur across revenue line items. For example, securities that generate net interest income may be risk-managed by derivatives that are recorded in principal transactions revenue. Refer to Notes 6 and 7 for a description of the composition of these income statement line items. Refer to Markets revenue on page 69 of JPMorgan Chase’s 2019 Form 10-K for further information.
For the periods presented below, the predominant source of principal transactions revenue was the amount recognized upon executing new transactions.

	Three months ended March 31,			Three months ended March 31,
	2020			2019
(in millions)	Fixed Income Markets	Equity Markets	Total Markets	Fixed Income Markets	Equity Markets	Total Markets
Principal transactions	$3,143	$1,723	$4,866	$2,482	$1,557	$4,039
Lending- and deposit-related fees	47	2	49	49	2	51
Asset management, administration and commissions	111	608	719	103	434	537
All other income	1	(1)	—	219	(4)	215
Noninterest revenue	3,302	2,332	5,634	2,853	1,989	4,842
Net interest income	1,691	(95)	1,596	872	(248)	624
Total net revenue	$4,993	$2,237	$7,230	$3,725	$1,741	$5,466
In the first quarter of 2020, CIB Markets had two loss days. Loss days represent the number of days for which CIB Markets, which consists of Fixed Income Markets and Equity Markets, posted losses to total net revenue. The loss days determined under this measure differ from the measure used to determine backtesting gains and losses. Daily backtesting gains and losses include positions in the Firm’s Risk Management value-at-risk (“VaR”) measure and exclude select components of total net revenue, which may more than offset backtesting gains or losses on a particular day. For more information on daily backtesting gains and losses, refer to the VaR discussion on pages 67–69.

Selected metrics
	As of or for the three months ended March 31,
(in millions, except where otherwise noted)	2020	2019	Change
Assets under custody (“AUC”) by asset class (period-end) (in billions):
Fixed Income	$13,572	$12,772	6%
Equity	7,819	9,028	(13)
Other(a)	3,018	2,916	3
Total AUC	$24,409	$24,716	(1)
Merchant processing volume (in billions)(b)	$374.8	$356.5	5
Client deposits and other third-party liabilities (average)(c)	$514,464	$444,055	16%
In the first quarter of 2020, the Merchant Services business was realigned from CCB to CIB as part of the Firm’s Wholesale Payments business. The prior-period amounts were revised to conform with the current presentation.

(a)	Consists of mutual funds, unit investment trusts, currencies, annuities, insurance contracts, options and other contracts.

(b)	Represents total merchant processing volume across CIB, CCB and CB.

(c)	Client deposits and other third-party liabilities pertain to the Wholesale Payments and Securities Services businesses.

International metrics
	As of or for the three months ended March 31,
(in millions, except where otherwise noted)	2020	2019(c)	Change
Total net revenue(a)
Europe/Middle East/Africa	$2,590	$3,180	(19)%
Asia-Pacific	1,776	1,407	26
Latin America/Caribbean	507	406	25
Total international net revenue	4,873	4,993	(2)
North America	5,075	5,041	1
Total net revenue	$9,948	$10,034	(1)

Loans retained (period-end)(a)
Europe/Middle East/Africa	$29,184	$26,329	11
Asia-Pacific	16,822	18,006	(7)
Latin America/Caribbean	8,197	7,397	11
Total international loans	54,203	51,732	5
North America	111,173	75,354	48
Total loans retained	$165,376	$127,086	30

Client deposits and other third-party liabilities (average)(b)
Europe/Middle East/Africa	$190,976	$164,138	16
Asia-Pacific	103,792	85,082	22
Latin America/Caribbean	30,849	27,482	12
Total international	$325,617	$276,702	18
North America	188,847	167,353	13
Total client deposits and other third-party liabilities	$514,464	$444,055	16

AUC (period-end)(b) (in billions)
North America	$15,590	$15,352	2
All other regions	8,819	9,364	(6)
Total AUC	$24,409	$24,716	(1)%
In the first quarter of 2020, the Merchant Services business was realigned from CCB to CIB as part of the Firm’s Wholesale Payments business. The prior-period amounts were revised to conform with the current presentation.

(a)	Total net revenue and loans retained (excluding loans held-for-sale and loans at fair value) are based on the location of the trading desk, booking location, or domicile of the client, as applicable.

(b)	Client deposits and other third-party liabilities pertaining to the Wholesale Payments and Securities Services businesses, and AUC, are based on the domicile of the client.

(c)	The prior-period amounts have been revised to conform with the current period presentation.

COMMERCIAL BANKING

Commercial Banking provides comprehensive financial solutions, including lending, wholesale payments, investment banking and asset management products across three primary client segments: Middle Market Banking, Corporate Client Banking and Commercial Real Estate Banking. Other includes amounts not aligned with a primary client segment.

Middle Market Banking covers small business and midsized corporations, local governments and nonprofit clients.

Corporate Client Banking covers large corporations.

Commercial Real Estate Banking covers investors, developers, and owners of multifamily, office, retail, industrial and affordable housing properties.

Refer to Line of Business Metrics on page 178 for a discussion of the business profile of CB.

Selected income statement data
	Three months ended March 31,
(in millions)	2020	2019	Change
Revenue
Lending- and deposit-related fees(a)	$261	$233	12%
All other income(a)	360	500	(28)
Noninterest revenue	621	733	(15)
Net interest income	1,557	1,680	(7)
Total net revenue(b)	2,178	2,413	(10)

Provision for credit losses	1,010	90	NM

Noninterest expense
Compensation expense	472	449	5
Noncompensation expense	513	489	5
Amortization of intangibles	3	—	NM
Total noninterest expense	988	938	5

Income before income tax expense	180	1,385	(87)
Income tax expense	33	325	(90)
Net income	$147	$1,060	(86)%
In the first quarter of 2020, the Merchant Services business was realigned from CCB to CIB and the revenue and expense of the business is reported across CCB, CIB and CB based primarily on client relationship. In conjunction with this realignment, treasury services product revenue has been renamed wholesale payments. Prior period revenue and expense amounts were revised to conform with the current presentation.

(a)
In the first quarter of 2020, the Firm reclassified certain fees from asset management, administration and commissions (which are included in all other income) to lending- and deposit-related fees. Prior-period amounts were revised to conform with the current presentation.

(b)	Total net revenue included tax-equivalent adjustments from income tax credits related to equity investments in designated community development entities and in entities established for rehabilitation of historic properties, as well as tax-exempt income related to municipal financing activities of $81 million and $94 million for the three months ended March 31, 2020 and 2019, respectively.

Quarterly results
Net income was $147 million, a decrease of 86%, predominantly driven by an increase in the provision for credit losses.
Net revenue was $2.2 billion, down 10%. Net interest income was $1.6 billion, down 7%, driven by lower deposit margins, partially offset by higher deposit balances. Noninterest revenue was $621 million, a decrease of 15%, driven by markdowns on held-for-sale positions, including unfunded commitments in the bridge financing portfolio, and lower investment banking revenue, partially offset by higher deposit-related fees.
Noninterest expense was $988 million, up 5%, predominantly driven by investments in the business.
The provision for credit losses was $1.0 billion, compared with $90 million in the prior year. The increase was predominantly driven by additions to the allowance for credit losses from the impact of the COVID-19 pandemic across multiple sectors and continued pressure on oil prices, with the largest impacts in the Oil & Gas, Real Estate, and Consumer & Retail industries.
Refer to Credit and Investment Risk Management on pages 50–66 and Allowance for Credit Losses on pages 64–65 for further discussions of the credit portfolios and the allowance for credit losses.

CB product revenue consists of the following:
Lending includes a variety of financing alternatives, which are primarily provided on a secured basis; collateral includes receivables, inventory, equipment, real estate or other assets. Products include term loans, revolving lines of credit, bridge financing, asset-based structures, leases, and standby letters of credit.

Wholesale payments includes revenue from a broad range of products and services that enable CB clients to manage payments and receipts, as well as invest and manage funds.
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

Selected income statement data (continued)
	Three months ended March 31,
(in millions, except ratios)	2020	2019	Change
Revenue by product
Lending	$954	$1,012	(6)%
Wholesale payments	991	1,104	(10)
Investment banking(a)	235	289	(19)
Other	(2)	8	NM
Total Commercial Banking net revenue	$2,178	$2,413	(10)

Investment banking revenue, gross(b)	$686	$818	(16)

Revenue by client segments
Middle Market Banking	$946	$974	(3)
Corporate Client Banking	681	851	(20)
Commercial Real Estate Banking	541	547	(1)
Other	10	41	(76)
Total Commercial Banking net revenue	$2,178	$2,413	(10)%

Financial ratios
Return on equity	2%	19%
Overhead ratio	45	39
In the first quarter of 2020, the Merchant Services business was realigned from CCB to CIB and the revenue and expense of the business is reported across CCB, CIB and CB based primarily on client relationship. In conjunction with this realignment, treasury services product revenue has been renamed wholesale payments. Prior period revenue and expense amounts were revised to conform with the current presentation.

(a)	Includes CB’s share of revenue from investment banking products sold to CB clients through the CIB.

(b)	Refer to Business Segment Results on page 21 for discussion of revenue sharing.

Selected metrics
	As of or for the three months ended March 31,
(in millions, except headcount)	2020	2019	Change
Selected balance sheet data (period-end)
Total assets	$247,786	$216,111	15%
Loans:
Loans retained	232,254	204,927	13
Loans held-for-sale and loans at fair value	1,112	410	171
Total loans	$233,366	$205,337	14
Equity	22,000	22,000	—

Period-end loans by client segment
Middle Market Banking	$60,317	$56,846	6
Corporate Client Banking	69,540	46,897	48
Commercial Real Estate Banking	102,799	100,622	2
Other	710	972	(27)
Total Commercial Banking loans	$233,366	$205,337	14

Selected balance sheet data (average)
Total assets	$226,071	$218,297	4
Loans:
Loans retained	209,988	204,462	3
Loans held-for-sale and loans at fair value	1,831	1,634	12
Total loans	$211,819	$206,096	3

Average loans by client segment
Middle Market Banking	$56,045	$56,723	(1)
Corporate Client Banking	53,032	48,141	10
Commercial Real Estate Banking	101,526	100,264	1
Other	1,216	968	26
Total Commercial Banking loans	$211,819	$206,096	3

Client deposits and other third-party liabilities	$188,808	$167,260	13
Equity	22,000	22,000	—

Headcount	11,779	11,033	7%

Selected metrics (continued)
	As of or for the three months ended March 31,
(in millions, except ratios)	2020	2019	Change
Credit data and quality statistics
Net charge-offs/(recoveries)	$100	$11	NM
Nonperforming assets
Nonaccrual loans:
Nonaccrual loans retained(a)	$793	$544	46%
Nonaccrual loans held-for-sale and loans at fair value	—	—	—
Total nonaccrual loans	$793	$544	46
Assets acquired in loan satisfactions	24	—	NM
Total nonperforming assets	$817	$544	50
Allowance for credit losses:
Allowance for loan losses	$2,680	$2,766	(3)
Allowance for lending-related commitments	505	250	102
Total allowance for credit losses	$3,185	$3,016	6%
Net charge-off/(recovery) rate(b)	0.19%	0.02%
Allowance for loan losses to period-end loans retained	1.15	1.35
Allowance for loan losses to nonaccrual loans retained(a)	338	508
Nonaccrual loans to period-end total loans	0.34	0.26

(a)	Allowance for loan losses of $175 million and $132 million was held against nonaccrual loans retained at March 31, 2020 and 2019, respectively.

(b)	Loans held-for-sale and loans at fair value were excluded when calculating the net charge-off/(recovery) rate.

ASSET & WEALTH MANAGEMENT
Refer to pages 74–76 of JPMorgan Chase’s 2019 Form 10-K and Line of Business Metrics on pages 178–179 for a discussion of the business profile of AWM.

Selected income statement data
(in millions, except ratios)	Three months ended March 31,
	2020	2019	Change
Revenue
Asset management, administration and commissions	$2,706	$2,416	12%
All other income	3	177	(98)
Noninterest revenue	2,709	2,593	4
Net interest income	897	896	—
Total net revenue	3,606	3,489	3

Provision for credit losses	94	2	NM

Noninterest expense
Compensation expense	1,411	1,462	(3)
Noncompensation expense	1,248	1,185	5
Total noninterest expense	2,659	2,647	—

Income before income tax expense	853	840	2
Income tax expense	189	179	6
Net income	$664	$661	—

Revenue by line of business
Asset Management	$1,740	$1,761	(1)
Wealth Management	1,866	1,728	8
Total net revenue	$3,606	$3,489	3%

Financial ratios
Return on equity	25%	25%
Overhead ratio	74	76
Pre-tax margin ratio:
Asset Management	24	23
Wealth Management	24	25
Asset & Wealth Management	24	24

Quarterly results
Net income was $664 million, flat versus the prior year.
Net revenue of $3.6 billion was up 3%. Net interest income of $897 million was flat, reflecting deposit and loan growth, offset by deposit margin compression. Noninterest revenue was $2.7 billion, up 4%, largely driven by:

•
higher asset management fees as a result of higher asset values at the beginning of 2020 driven by higher average market levels, and strong net inflows into long-term products over the past year despite the impact of market volatility in March, and

•	increased brokerage commissions on higher client-driven volume particularly in March, largely offset by

•	net valuation losses on certain investments, compared with gains in the prior year.
Revenue from Asset Management was $1.7 billion, down 1%, driven by:

•	net valuation losses on certain investments, compared with gains in the prior year, largely offset by

•	higher asset management fees as a result of higher average market levels, despite the impact of market volatility in March.
Revenue from Wealth Management was $1.9 billion, up 8%, predominantly driven by:

•	increased brokerage commissions on higher client-driven volume particularly in March,

•	deposit and loan growth, and

•	higher asset management fees as a result of higher average market levels and strong net inflows into long-term products over the past year, despite the impact of market volatility in March, partially offset by

•	deposit margin compression.
Noninterest expense of $2.7 billion was flat, as higher investments and volume-and revenue-related expense, were predominantly offset by lower structural expense.
The provision for credit losses was $94 million, driven by additions to the allowance for credit losses from the impact of the COVID-19 pandemic, as well as loan growth.
Refer to Credit and Investment Risk Management on pages 50–66 and Allowance for Credit Losses on pages 64–65 for further discussions of the credit portfolios and the allowance for credit losses.

Selected metrics
	As of or for the three months ended March 31,
(in millions, except ranking data, headcount and ratios)	2020	2019	Change
% of JPM mutual fund assets rated as 4- or 5-star(a)	62%	60%
% of JPM mutual fund assets ranked in 1st or 2nd quartile:(b)
1 year	69	72
3 years	74	78
5 years	78	86

Selected balance sheet data (period-end)(c)
Total assets	$186,102	$165,865	12%
Loans	166,058	143,750	16
Deposits	168,561	143,348	18
Equity	10,500	10,500	—

Selected balance sheet data (average)(c)
Total assets	$183,316	$167,358	10
Loans	161,823	145,406	11
Deposits	150,631	138,235	9
Equity	10,500	10,500	—

Headcount	23,830	24,347	(2)

Number of Wealth Management client advisors	2,878	2,877	—

Credit data and quality statistics(c)
Net charge-offs	$2	$4	(50)
Nonaccrual loans	304	285	7
Allowance for credit losses:
Allowance for loan losses	$438	$325	35
Allowance for lending-related commitments	14	18	(22)
Total allowance for credit losses	$452	$343	32%
Net charge-off rate	—	0.01%
Allowance for loan losses to period-end loans	0.26	0.23
Allowance for loan losses to nonaccrual loans	144	114
Nonaccrual loans to period-end loans	0.18	0.20

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

Client assets
Client assets of $3.0 trillion and assets under management of $2.2 trillion were up 4% and 7% respectively, driven by cumulative net inflows, partially offset by the impact of lower market levels at the end of the quarter.

Client assets
	As of March 31,
(in billions)	2020	2019	Change
Assets by asset class
Liquidity	$618	$476	30%
Fixed income	586	495	18
Equity	369	427	(14)
Multi-asset and alternatives	666	698	(5)
Total assets under management	2,239	2,096	7
Custody/brokerage/administration/deposits	763	801	(5)
Total client assets	$3,002	$2,897	4

Memo:
Alternatives client assets (a)	$188	$172	9

Assets by client segment
Private Banking	$617	$597	3
Institutional	1,097	943	16
Retail	525	556	(6)
Total assets under management	$2,239	$2,096	7

Private Banking	$1,355	$1,371	(1)
Institutional	1,118	965	16
Retail	529	561	(6)
Total client assets	$3,002	$2,897	4%

(a)	Represents assets under management, as well as client balances in brokerage accounts

Client assets (continued)
	Three months ended March 31,
(in billions)	2020	2019
Assets under management rollforward
Beginning balance	$2,364	$1,987
Net asset flows:
Liquidity	75	(5)
Fixed income	1	19
Equity	(1)	(6)
Multi-asset and alternatives	(2)	(3)
Market/performance/other impacts	(198)	104
Ending balance, March 31	$2,239	$2,096

Client assets rollforward
Beginning balance	$3,226	$2,733
Net asset flows	85	9
Market/performance/other impacts	(309)	155
Ending balance, March 31	$3,002	$2,897

International metrics
	Three months ended March 31,
(in millions)	2020	2019	Change
Total net revenue (a)
Europe/Middle East/Africa	$623	$695	(10)%
Asia-Pacific	400	364	10
Latin America/Caribbean	188	182	3
Total international net revenue	1,211	1,241	(2)
North America	2,395	2,248	7
Total net revenue(a)	$3,606	$3,489	3%

(a)	Regional revenue is based on the domicile of the client.

	As of March 31,
(in billions)	2020	2019	Change
Assets under management
Europe/Middle East/Africa	$395	$378	4%
Asia-Pacific	174	178	(2)
Latin America/Caribbean	56	54	4
Total international assets under management	625	610	2
North America	1,614	1,486	9
Total assets under management	$2,239	$2,096	7

Client assets
Europe/Middle East/Africa	$479	$461	4
Asia-Pacific	248	247	—
Latin America/Caribbean	134	132	2
Total international client assets	861	840	2
North America	2,141	2,057	4
Total client assets	$3,002	$2,897	4%

CORPORATE
Refer to pages 77–78 of JPMorgan Chase’s 2019 Form 10-K for a discussion of Corporate.

Selected income statement and balance sheet data
	As of or for the three months ended March 31,
(in millions, except headcount)	2020	2019	Change
Revenue
Principal transactions	$(113)	$(62)	(82)%
Investment securities gains	233	13	NM
All other income	211	57	270%
Noninterest revenue	331	8	NM
Net interest income	(165)	417	NM
Total net revenue(a)	166	425	(61)%

Provision for credit losses	8	2	300%

Noninterest expense(b)	146	211	(31)%
Income before income tax expense/(benefit)	12	212	(94)%
Income tax expense/(benefit)	137	(39)	NM
Net income/(loss)	$(125)	$251	NM
Total net revenue
Treasury and CIO	$169	$511	(67)
Other Corporate	(3)	(86)	97
Total net revenue	$166	$425	(61)
Net income/(loss)
Treasury and CIO	$83	$334	(75)
Other Corporate	(208)	(83)	(151)
Total net income/(loss)	$(125)	$251	NM
Total assets (period-end)	$981,937	$796,615	23
Loans (period-end)	1,650	1,885	(12)
Headcount	38,785	37,502	3%

(a)	Included tax-equivalent adjustments, driven by tax-exempt income from municipal bonds, of $61 million and $86 million for the three months ended March 31, 2020 and 2019, respectively.

(b)	Included a net legal benefit of $(20) million and $(90) million for the three months ended March 31, 2020 and 2019, respectively.
Quarterly results
Net loss was $125 million compared with net income of $251 million in the prior year.
Net revenue was $166 million, compared with $425 million in the prior year. The decrease was driven by lower net interest income on lower rates, largely offset by higher noninterest revenue primarily due to higher net investment securities gains reflecting the impact of repositioning the investment securities portfolio, and market-driven impacts on certain Corporate investments.
Noninterest expense of $146 million was down $65 million due to lower structural expense, largely offset by a lower net legal benefit compared to the prior year.
The current period income tax expense was driven by the change in the level and mix of income and expenses subject to U.S. federal, and state and local taxes and more specifically, the impact of the Firm’s estimated full-year expected tax rate relative to the level of pretax income for the quarter.

Treasury and CIO overview
At March 31, 2020, the average credit rating of the Treasury and CIO investment securities comprising the portfolio in the table below was AA+ (based upon external ratings where available and, where not available, based primarily upon internal risk ratings). Refer to Note 10 for further information on the Firm’s investment securities portfolio and internal risk ratings.
Refer to Liquidity Risk Management on pages 45–49 for further information on liquidity and funding risk. Refer to Market Risk Management on pages 67–71 for information on interest rate, foreign exchange and other risks.

Selected income statement and balance sheet data
	As of or for the three months ended March 31,
(in millions)	2020	2019	Change
Investment securities gains	$233	$13	NM
Available-for-sale securities (average)	$372,954	$226,605	65
Held-to-maturity securities (average)	46,673	31,082	50
Investment securities portfolio (average)	$419,627	$257,687	63
Available-for-sale securities (period-end)	$397,891	$234,832	69
Held-to-maturity securities, net of allowance for credit losses (period-end)(a)(b)	71,200	30,849	131
Investment securities portfolio, net of allowance for credit losses (period-end)(a)	$469,091	$265,681	77

(a)	At March 31, 2020, the allowance for credit losses on HTM securities was $19 million.

(b)	During the first quarter of 2020, the Firm transferred $26.1 billion of U.S. GSE and government agency MBS from AFS to HTM for capital management purposes.
Refer to Note 10 for further information.

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
Refer to pages 79-83 of JPMorgan Chase’s 2019 Form 10-K for a further discussion of Firmwide risk management governance and oversight.

Risk governance and oversight functions
The following sections of this Form 10-Q and the 2019 Form 10-K discuss the risk governance and oversight functions in place to manage the risks inherent in the Firm’s business activities.

Risk governance and oversight functions	Form 10-Q page reference	Form 10-K page reference
Strategic risk		84
Capital risk	39–44	85–92
Liquidity risk	45–49	93–98
Reputation risk		99
Consumer credit risk	52–55	103–107
Wholesale credit risk	56–63	108–115
Investment portfolio risk	66	118
Market risk	67–71	119–126
Country risk	72	127–128
Operational risk	45	129–135
Compliance risk		132
Conduct risk		133
Legal risk		134
Estimations and Model risk	74	135

CAPITAL RISK MANAGEMENT
Capital risk is the risk the Firm has an insufficient level or composition of capital to support the Firm’s business activities and associated risks during normal economic environments and under stressed conditions.
Refer to pages 85–92 of JPMorgan Chase’s 2019 Form
10-K, Note 22 of this Form 10-Q and the Firm’s Pillar 3 Regulatory Capital Disclosures reports, which are available on the Firm’s website, for further discussion of the Firm’s Capital Risk Management, including capital planning and stress testing.
COVID-19 Pandemic
The Firm remains well-capitalized, but has been impacted by recent market events as a result of the COVID-19 pandemic. The continuation or further deterioration of the current macroeconomic environment could result in additional impacts to the Firms capital and leverage position.
Basel III Overview
The capital rules under Basel III establish minimum capital ratios and overall capital adequacy standards for large and internationally active U.S. bank holding companies (“BHC”) and banks, including the Firm and its insured depository institution (“IDI”) subsidiaries, including JPMorgan Chase Bank, N.A. The minimum amount of regulatory capital that must be held by BHCs and banks is determined by calculating risk-weighted assets (“RWA”), which are on-balance sheet assets and off-balance sheet exposures, weighted according to risk. Two comprehensive approaches are prescribed for calculating RWA: a standardized approach (“Basel III Standardized”), and an advanced approach (“Basel III Advanced”). For each of the risk-based capital ratios, the capital adequacy of the Firm is evaluated against the lower of the Standardized or Advanced approaches.
The Firm’s Basel III Standardized-risk-based ratios are currently more binding than the Basel III Advanced-risk-based ratios.
Basel III also includes a requirement for Advanced Approach banking organizations, including the Firm, to calculate the SLR. Refer to SLR on page 90 of JPMorgan Chase’s 2019 Form 10-K for additional information.

Key Regulatory Developments
Current Expected Credit Losses. As disclosed in the Firm’s 2019 Form 10-K, the Firm initially elected to phase-in the January 1, 2020 (“day 1”) CECL adoption impact to retained earnings of $2.7 billion to CET1 capital, at 25% per year in each of 2020 to 2023. As part of their response to the impact of the COVID-19 pandemic, on March 31, 2020, the federal banking agencies issued an interim final rule that provided the option to temporarily delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period (“CECL capital transition provisions”).
The interim final rule provides a uniform approach for estimating the effects of CECL compared to the legacy incurred loss model during the first two years of the transition period (the “day 2” transition amount), whereby the Firm may exclude from CET1 capital 25% of the change in the allowance for credit losses (excluding allowances on PCD loans). The cumulative day 2 transition amount as at December 31, 2021 that is not recognized in CET1 capital as well as the $2.7 billion day 1 impact, will be phased into CET1 capital at 25% per year beginning January 1, 2022. The Firm has elected to apply the CECL capital transition provisions, and accordingly, for the period ended March 31, 2020, the capital measures of the Firm exclude $4.3 billion, which is the $2.7 billion day 1 impact to retained earnings and 25% of the $6.8 billion increase in the allowance for credit losses (excluding allowances on PCD loans).
The impacts of the CECL capital transition provisions on Tier 2 capital, adjusted average assets, and total leverage exposure have also been incorporated into the Firm’s capital measures. Refer to Note 1 for further information on the CECL accounting guidance.

Money Market Mutual Fund Liquidity Facility. On March 18, 2020, the Federal Reserve established a facility, authorized through September 30, 2020, to enhance the liquidity and functioning of money markets. Under the MMLF, the FRBB makes nonrecourse advances to participating financial institutions to purchase certain types of assets from eligible money market mutual fund clients. These assets, which are reflected in other assets on the Firm’s Consolidated balance sheets, are pledged to the FRBB as collateral. On March 23, 2020, the federal banking agencies issued an interim final rule to neutralize the effects of purchasing assets through the program on risk-based and leverage-based capital ratios. As of March 31, 2020 the Firm excluded assets purchased from money market mutual fund clients pursuant to nonrecourse advances provided under the MMLF in the amount of $12.0 billion from its RWA and $1.2 billion from adjusted average assets and total leverage exposure.
Refer to Regulatory Developments Relating to the COVID-19 pandemic on pages 10-11 for additional information on regulatory actions and significant financing programs that the U.S. government and regulators have introduced to address the effects of the COVID-19 pandemic.

Stress Capital Buffer. On March 4, 2020, the Federal Reserve issued the final rule introducing a stress capital buffer (“SCB”) framework for the Basel III Standardized approach that is designed to more closely integrate the results of the quantitative assessment in CCAR with the ongoing minimum capital requirements for BHCs under the U.S. Basel III rules. The final rule replaces the static 2.5% CET1 capital conservation buffer in the Standardized approach with a dynamic institution-specific SCB. The final rule does not apply to the Advanced approach capital requirements. The SCB requirement for BHCs will be effective on October 1 of each year and is expected to remain in effect until September 30 of the following year. The Firm anticipates that the Federal Reserve will disclose the Firm’s SCB requirement and summary information regarding the Firm’s stress test results by June 30, 2020. Starting on October 1, 2020, the SCB will take effect based on the 2020 CCAR submission and will be integrated into the Firm’s ongoing minimum capital requirements.
The following tables present the Firm’s risk-based and leverage-based capital measures under both the Basel III Standardized and Advanced Approaches. Refer to Capital Risk Management on pages 85–92 of JPMorgan Chase’s 2019 Form 10-K for a further discussion of these capital metrics.

	March 31, 2020(b)(c)		December 31, 2019
(in millions, except ratios)	Standardized	Advanced	Standardized	Advanced	Minimum capital ratios(d)
Risk-based capital metrics:
CET1 capital	$183,591	$183,591	$187,753	$187,753
Tier 1 capital	213,406	213,406	214,432	214,432
Total capital	247,541	234,434	242,589	232,112
Risk-weighted assets	1,598,828	1,489,134	1,515,869	1,397,878
CET1 capital ratio	11.5%	12.3%	12.4%	13.4%	10.5%
Tier 1 capital ratio	13.3	14.3	14.1	15.3	12.0
Total capital ratio	15.5	15.7	16.0	16.6	14.0
Leverage-based capital metrics:
Adjusted average assets(a)	$2,842,244	$2,842,244	$2,730,239	$2,730,239
Tier 1 leverage ratio	7.5%	7.5%	7.9%	7.9%	4.0%
Total leverage exposure	NA	$3,535,822	NA	$3,423,431
SLR	NA	6.0%	NA	6.3%	5.0%

(a)
Adjusted average assets, for purposes of calculating the leverage ratios, includes total quarterly average assets adjusted for on-balance sheet assets that are subject to deduction from Tier 1 capital, predominantly goodwill and other intangible assets.

(b)	As of March 31, 2020, the capital measures reflect the CECL capital transition provisions.

(c)	As of March 31, 2020, the capital measures reflect the exclusion of assets purchased from money market mutual fund clients pursuant to nonrecourse advances provided under the MMLF.

(d)	Represents minimum requirements and regulatory buffers applicable to the Firm. Refer to Note 22 for additional information.

Capital components
The following table presents reconciliations of total stockholders’ equity to Basel III CET1 capital, Tier 1 capital and Total capital as of March 31, 2020 and December 31, 2019.

(in millions)	March 31, 2020	December 31, 2019
Total stockholders’ equity	$261,262	$261,330
Less: Preferred stock	30,063	26,993
Common stockholders’ equity	231,199	234,337
Add:
Certain deferred tax liabilities(a)	2,389	2,381
Less:
Goodwill	47,800	47,823
Other intangible assets	800	819
Other CET1 capital adjustments(b)	1,397	323
Standardized/Advanced CET1 capital	183,591	187,753
Preferred stock	30,063	26,993
Less: Other Tier 1 adjustments	248	314
Standardized/Advanced Tier 1 capital	$213,406	$214,432
Long-term debt and other instruments qualifying as Tier 2 capital	$15,264	$13,733
Qualifying allowance for credit losses(c)	18,748	14,314
Other	123	110
Standardized Tier 2 capital	$34,135	$28,157
Standardized Total capital	$247,541	$242,589
Adjustment in qualifying allowance for credit losses for Advanced Tier 2 capital(d)	(13,107)	(10,477)
Advanced Tier 2 capital	$21,028	$17,680
Advanced Total capital	$234,434	$232,112

(a)
Represents deferred tax liabilities related to tax-deductible goodwill and to identifiable intangibles created in nontaxable transactions, which are netted against goodwill and other intangibles when calculating CET1 capital.

(b)	As of March 31, 2020, the impact of the CECL capital transition provision was an increase in CET1 capital of $4.3 billion.

(c)
Represents the allowance for credit losses eligible for inclusion in Tier 2 capital up to 1.25% of credit risk RWA, including the impact of the CECL capital transition provision with any excess deducted from RWA.

(d)
Represents an adjustment to qualifying allowance for credit losses for the excess of eligible credit reserves over expected credit losses up to 0.6% of credit risk RWA, including the impact of the CECL capital transition provision with any excess deducted from RWA.

Capital rollforward
The following table presents the changes in Basel III CET1 capital, Tier 1 capital and Tier 2 capital for the three months ended March 31, 2020.

Three months ended March 31, (in millions)	2020
Standardized/Advanced CET1 capital at December 31, 2019	$187,753
Net income applicable to common equity	2,444
Dividends declared on common stock	(2,779)
Net purchase of treasury stock	(5,337)
Changes in additional paid-in capital	(665)
Changes related to AOCI	5,849
Adjustment related to AOCI(a)	(4,939)
Changes related to other CET1 capital adjustments(b)	1,265
Change in Standardized/Advanced CET1 capital	(4,162)
Standardized/Advanced CET1 capital at March 31, 2020	$183,591

Standardized/Advanced Tier 1 capital at December 31, 2019	$214,432
Change in CET1 capital(b)	(4,162)
Net issuance of noncumulative perpetual preferred stock	3,070
Other	66
Change in Standardized/Advanced Tier 1 capital	(1,026)
Standardized/Advanced Tier 1 capital at March 31, 2020	$213,406

Standardized Tier 2 capital at December 31, 2019	$28,157
Change in long-term debt and other instruments qualifying as Tier 2	1,531
Change in qualifying allowance for credit losses(b)	4,434
Other	13
Change in Standardized Tier 2 capital	5,978
Standardized Tier 2 capital at March 31, 2020	$34,135
Standardized Total capital at March 31, 2020	$247,541

Advanced Tier 2 capital at December 31, 2019	$17,680
Change in long-term debt and other instruments qualifying as Tier 2	1,531
Change in qualifying allowance for credit losses(b)	1,804
Other	13
Change in Advanced Tier 2 capital	3,348
Advanced Tier 2 capital at March 31, 2020	$21,028
Advanced Total capital at March 31, 2020	$234,434

(a)	Includes cash flow hedges and DVA related to structured notes recorded in AOCI.

(b)	Includes the impact of the CECL capital transition provisions.

RWA rollforward
The following table presents changes in the components of RWA under Basel III Standardized and Advanced approaches for the three months ended March 31, 2020. The amounts in the rollforward categories are estimates, based on the predominant driver of the change.

	Standardized			Advanced
Three months ended March 31, 2020 (in millions)	Credit risk RWA	Market risk RWA	Total RWA	Credit risk RWA	Market risk RWA	Operational risk RWA	Total RWA
December 31, 2019	$1,440,220	$75,649	$1,515,869	$932,948	$75,652	$389,278	$1,397,878
Model & data changes(a)	1,800	(8,200)	(6,400)	1,600	(8,200)	—	(6,600)
Portfolio runoff(b)	(1,300)	—	(1,300)	(1,300)	—	—	(1,300)
Movement in portfolio levels(c)	58,238	32,421	90,659	65,535	32,424	1,197	99,156
Changes in RWA	58,738	24,221	82,959	65,835	24,224	1,197	91,256
March 31, 2020	$1,498,958	$99,870	$1,598,828	$998,783	$99,876	$390,475	$1,489,134

(a)	Model & data changes refer to material movements in levels of RWA as a result of revised methodologies and/or treatment per regulatory guidance (exclusive of rule changes).

(b)	Portfolio runoff for credit risk RWA primarily reflects reduced risk from position rolloffs in legacy portfolios in Home Lending.

(c)
Movement in portfolio levels (inclusive of rule changes) refers to: changes in book size, composition, credit quality, and market movements for credit risk RWA; changes in position and market movements for market risk RWA; updates to cumulative losses for operational risk RWA; and deductions to credit risk RWA for excess eligible credit reserves not eligible for inclusion in Tier 2 capital.

Supplementary leverage ratio
Refer to Supplementary Leverage Ratio on pages 87-88 of JPMorgan Chase’s 2019 Form 10-K for additional information.
The following table presents the components of the Firm’s SLR.

(in millions, except ratio)	March 31, 2020	December 31, 2019
Tier 1 capital	$213,406	$214,432
Total average assets	2,890,232	2,777,270
Less: Regulatory capital adjustments(a)	47,988	47,031
Total adjusted average assets	2,842,244	2,730,239
Add: Off-balance sheet exposures(b)	693,578	693,192
Total leverage exposure	$3,535,822	$3,423,431
SLR	6.0%	6.3%

(a)
For purposes of calculating the SLR, includes total quarterly average assets adjusted for on-balance sheet assets that are subject to deduction from Tier 1 capital, predominantly goodwill and other intangible assets. As of March 31, 2020, includes adjustments for the CECL capital transition provisions and the exclusion of assets purchased from money market mutual fund clients pursuant to nonrecourse advances provided under the MMLF.

(b)	Off-balance sheet exposures are calculated as the average of the three month-end spot balances during the reporting quarter.
Refer to Note 22 for JPMorgan Chase Bank, N.A.’s SLR ratios.
Line of business equity
Each business segment is allocated capital by taking into consideration a variety of factors including capital levels of similarly rated peers and applicable regulatory capital requirements. Refer to line of business equity on page 90 of JPMorgan Chase’s 2019 Form 10-K for additional information on capital allocation.

The following table presents the capital allocated to each business segment:

(in billions)	March 31, 2020		December 31, 2019
Consumer & Community Banking	$52.0		$52.0
Corporate & Investment Bank	80.0		80.0
Commercial Banking	22.0		22.0
Asset & Wealth Management	10.5		10.5
Corporate	66.7	(a)	69.8
Total common stockholders’ equity	$231.2		$234.3

(a)	Includes the $2.7 billion (after-tax) impact to retained earnings upon the adoption of CECL on January 1, 2020.
Planning and stress testing
Comprehensive Capital Analysis and Review (“CCAR”)
On April 6, 2020, the Firm submitted its 2020 Capital Plan to the Federal Reserve under the Federal Reserve’s 2020 CCAR process. The Firm anticipates that the Federal Reserve will disclose the Firm’s SCB requirement and summary information regarding the Firm’s stress test results by June 30, 2020.
Refer to Stress Capital Buffer regulatory developments on page 40 of this Form 10-Q and capital planning and stress testing on pages 85-86 of JPMorgan Chase’s 2019 Form 10-K for additional information.
Capital actions
Preferred stock
Preferred stock dividends declared were $421 million for the three months ended March 31, 2020.
During the three months ended March 31, 2020, the Firm redeemed and issued several series of non-cumulative preferred stock. Refer to Note 18 of this Form 10-Q and Note 21 of JPMorgan Chase’s 2019 Form 10-K for additional information on the Firm’s preferred stock, including issuances and redemptions.

Common stock dividends
The Firm’s quarterly common stock dividend is currently $0.90 per share. The Firm’s dividends are subject to the Board of Directors’ approval on a quarterly basis.
Common equity
The Firm’s Board of Directors has authorized the repurchase of up to $29.4 billion of gross common equity between July 1, 2019 and June 30, 2020 as part of the Firm’s annual capital plan.
On March 15, 2020, in response to the COVID-19 pandemic, the Firm temporarily suspended through the second quarter of 2020 repurchases of its common equity. The decision to suspend these repurchases is consistent with the Firm’s objective to use its capital and liquidity to provide support to individuals, small businesses, and the broader economy through lending and other services.
The following table sets forth the Firm’s repurchases of common equity for the three months ended March 31, 2020 and 2019.

	Three months ended March 31,
(in millions)	2020	2019
Total number of shares of common stock repurchased	50.0	49.5
Aggregate purchase price of common stock repurchases	$6,397	$5,091
Refer to Part II, Item 2: Unregistered Sales of Equity Securities and Use of Proceeds and Part II, Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities on pages 181-182 of this Form 10-Q and page 30 of JPMorgan Chase’s 2019 Form 10-K, respectively, for additional information regarding repurchases of the Firm’s equity securities.

Other capital requirements
Total Loss-Absorbing Capacity (“TLAC”)
The Federal Reserve’s TLAC rule requires the U.S. global systemically important bank (“GSIB”) top-tier holding companies, including the Firm, to maintain minimum levels of external TLAC and eligible long-term debt (“eligible LTD”).
Refer to other capital requirements on page 91 of JPMorgan Chase’s 2019 Form 10-K for additional information on TLAC.
The following table presents the TLAC and external long-term debt minimum requirements including applicable regulatory buffers, as of March 31, 2020 and December 31, 2019.

Minimum Requirements
TLAC to RWA	23.0%
TLAC to leverage exposure	9.5
External long-term debt to RWA	9.5
External long-term debt to leverage	4.5
The following table presents the eligible external TLAC and eligible LTD amounts, as well as a representation of the amounts as a percentage of the Firm’s total RWA and total leverage exposure applying the impact of the CECL capital transition provisions as of March 31, 2020.

	March 31, 2020		December 31, 2019
(in billions, except ratio)	Eligible external TLAC	Eligible LTD	Eligible external TLAC	Eligible LTD
Total eligible TLAC & LTD	$387.4	$165.0	$386.4	$161.8
% of RWA	24.2%	10.3%	25.5%	10.7%
Surplus/(shortfall)	$19.6	$13.1	$37.7	$17.8

% of total leverage exposure	11.0%	4.7%	11.3%	4.7%
Surplus/(shortfall)	$51.5	$5.9	$61.2	$7.8
Refer to Part I, Item 1A: Risk Factors on pages 6–28 of JPMorgan Chase’s 2019 Form 10-K for information on the financial consequences to holders of the Firm’s debt and equity securities in a resolution scenario.

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
Refer to Capital risk management on pages 85–92 of JPMorgan Chase’s 2019 Form 10-K for a discussion on J.P. Morgan Securities’ capital requirements.
The following table presents J.P. Morgan Securities’ net capital:

March 31, 2020
(in millions)	Actual(a)	Minimum
Net Capital	$17,288	$5,945

(a)	Net capital reflects the exclusion of assets purchased from money market mutual fund clients pursuant to nonrecourse advances provided under the MMLF.

J.P. Morgan Securities plc
J.P. Morgan Securities plc is a wholly-owned subsidiary of JPMorgan Chase Bank, N.A. and has authority to engage in banking, investment banking and broker-dealer activities. J.P. Morgan Securities plc is jointly regulated by the U.K. Prudential Regulation Authority (“PRA”) and the Financial Conduct Authority (“FCA”).
Refer to Capital risk management on pages 85–92 of JPMorgan Chase’s 2019 Form 10-K for a further discussion on J.P. Morgan Securities plc.
The Bank of England requires, on a transitional basis, that U.K. banks, including U.K. regulated subsidiaries of overseas groups, maintain a minimum requirement for own funds and eligible liabilities (“MREL”). As of March 31, 2020, J.P. Morgan Securities plc was compliant with the requirements of the MREL rule. Refer to Supervision and Regulation on pages 1–6 of JPMorgan Chase’s 2019 Form 10-K for additional information on MREL.
The following table presents J.P. Morgan Securities plc’s capital metrics:

March 31, 2020
(in millions, except ratios)	Estimated	Minimum ratios
Total capital	$53,654
CET1 ratio	16.6%	4.5%
Total capital ratio	21.3%	8.0%

LIQUIDITY RISK MANAGEMENT
Liquidity risk is the risk that the Firm will be unable to meet its contractual and contingent financial obligations as they arise or that it does not have the appropriate amount, composition and tenor of funding and liquidity to support its assets and liabilities. Refer to pages 93–98 of JPMorgan Chase’s 2019 Form 10-K and the Firm’s U.S. LCR Disclosure reports, which are available on the Firm’s website for a further discussion of the Firm’s Liquidity Risk Management.
LCR and HQLA
The LCR rule requires that the Firm maintain an amount of unencumbered High Quality Liquid Assets (“HQLA”) that is sufficient to meet its estimated total net cash outflows over a prospective 30 calendar-day period of significant stress. Under the LCR rule, the amount of HQLA held by JPMorgan Chase Bank, N.A. that is in excess of its stand-alone 100% minimum LCR requirement, and that is not transferable to non-bank affiliates, must be excluded from the Firm’s reported HQLA. The LCR is required to be a minimum of 100%. For additional information on HQLA and net cash outflows, refer to page 94 of JPMorgan Chase’s 2019 Form 10-K and the Firm’s U.S. LCR Disclosure reports.
The following table summarizes the Firm’s average LCR for the three months ended March 31, 2020, December 31, 2019 and March 31, 2019 based on the Firm’s interpretation of the finalized LCR framework.

	Three months ended
Average amount (in millions)	March 31, 2020	December 31, 2019	March 31, 2019
HQLA
Eligible cash(a)	$205,027	$203,296	$216,787
Eligible securities(b)(c)	343,124	341,990	303,249
Total HQLA(d)	$548,151	$545,286	$520,036
Net cash outflows	$482,372	$469,402	$467,329
LCR	114%	116%	111%
Net excess HQLA(d)	$65,779	$75,884	$52,707

(a)	Represents cash on deposit at central banks, primarily the Federal Reserve Banks.

(b)	Predominantly U.S. Treasuries, U.S. GSE and government agency MBS, and sovereign bonds net of applicable haircuts under the LCR rule.

(c)	HQLA eligible securities may be reported in securities borrowed or purchased under resale agreements, trading assets, or investment securities on the Firm’s Consolidated balance sheets.

(d)	Excludes average excess HQLA at JPMorgan Chase Bank, N.A. that are not transferable to non-bank affiliates.
The Firm’s average LCR decreased during the three months ended March 31, 2020, compared with the three-month period ended December 31, 2019, primarily due to an increase in CIB market activities and long-term debt maturities. Liquidity in JPMorgan Chase Bank, N.A. increased during the quarter primarily due to deposits net of loan growth. Deposits increased in March as a result of market conditions driven by the COVID-19 pandemic. Additionally, effective March 26, 2020, the Federal Reserve, in response to the COVID-19 pandemic, reduced reserve requirements to zero percent, which increased JPMorgan

Chase Bank, N.A.’s HQLA by approximately $25 billion. However, these increases in excess liquidity in JPMorgan Chase Bank, N.A. are excluded from the Firm’s reported LCR under the LCR rule. Refer to Note 21 for additional information.
The Firm's average LCR increased during the three months ended March 31, 2020, compared with the prior year period, primarily from an increase in the average amount of reportable HQLA as a result of increased cash from unsecured long-term debt issuances.
The Firm’s average LCR fluctuates from period to period, due to changes in its HQLA and estimated net cash outflows as a result of ongoing business activity.
Other liquidity sources
In addition to the assets reported in the Firm’s HQLA above, the Firm had unencumbered marketable securities, such as equity securities and fixed income debt securities, that the Firm believes would be available to raise liquidity. This includes securities included as part of the excess HQLA at JPMorgan Chase Bank, N.A. that are not transferable to non-bank affiliates, as described above. The fair value of these securities was approximately $432 billion and $315 billion as of March 31, 2020 and December 31, 2019, respectively, however, the amount of liquidity that could be raised would be dependent on prevailing market conditions. The fair value increased compared to December 31, 2019, due to an increase in excess HQLA at JPMorgan Chase Bank, N.A. and an increase in CIB trading assets during the quarter.
The Firm also had available borrowing capacity at FHLBs and the discount window at the Federal Reserve Bank as a result of collateral pledged by the Firm to such banks of approximately $317 billion and $322 billion as of March 31, 2020 and December 31, 2019, respectively. This borrowing capacity excludes the benefit of cash and securities reported in the Firm’s HQLA or other unencumbered securities that are currently pledged at the Federal Reserve Bank discount window and other central banks. Although available, the Firm does not view this borrowing capacity at the Federal Reserve Bank discount window and the other central banks as a primary source of liquidity.

Funding
Sources of funds
Management believes that the Firm’s unsecured and secured funding capacity is sufficient to meet its on- and off-balance sheet obligations.
The Firm funds its global balance sheet through diverse sources of funding including stable deposits, secured and unsecured funding in the capital markets and stockholders’ equity. Deposits are the primary funding source for JPMorgan Chase Bank, N.A. Additionally, JPMorgan Chase Bank, N.A. may also access funding through short- or long-term secured borrowings, through the issuance of unsecured long-term debt, or from borrowings from the Parent company or the Intermediate Holding Company (“IHC”). The Firm’s non-bank subsidiaries are primarily funded from long-term unsecured borrowings and short-term secured borrowings, primarily securities loaned or sold under repurchase agreements. Excess funding is invested by Treasury and CIO in the Firm’s investment securities portfolio or deployed in cash or other short-term liquid investments based on their interest rate and liquidity risk characteristics.
Deposits
The table below summarizes, by LOB, the deposit balances as of March 31, 2020, and December 31, 2019, and the average deposit balances for the three months ended March 31, 2020 and 2019, respectively.

	March 31, 2020	December 31, 2019		Three months ended March 31,
Deposits				Average
(in millions)				2020	2019
Consumer & Community Banking	$775,068	$718,354	(a)	$733,648	$681,013
Corporate & Investment Bank	667,622	511,905	(a)	562,226	492,354
Commercial Banking	224,198	184,115		188,683	167,177
Asset & Wealth Management	168,561	147,804		150,631	138,235
Corporate	560	253		998	963
Total Firm	$1,836,009	$1,562,431		$1,636,186	$1,479,742

(a)
In the first quarter of 2020, the Merchant Services business was realigned from CCB to CIB as part of the Firm’s Wholesale Payments business. The prior- period amounts were revised to conform with the current presentation.

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
The table below shows the loan and deposit balances, the loans-to-deposits ratios, and deposits as a percentage of total liabilities, as of March 31, 2020 and December 31, 2019.

(in billions except ratios)	March 31, 2020	December 31, 2019
Deposits	$1,836.0	$1,562.4
Deposits as a % of total liabilities	64%	64%
Loans	$1,015.4	$959.8
Loans-to-deposits ratio	55%	61%

The Firm believes that average deposit balances are generally more representative of deposit trends than period-end deposit balances, over time. However, during periods of market disruption those trends could be affected.
Average deposits across the Firm increased for the three months ended March 31, 2020. CIB deposits increased largely driven by continued growth in client activity. CB deposits increased predominantly driven by growth in interest-bearing deposits. AWM deposits increased largely driven by growth in time deposits. Average balances for CIB, CB and AWM were also impacted by net inflows in the month of March as a result of market conditions driven by COVID-19 pandemic concerns. CCB deposits increased driven by continued growth in new accounts.
Refer to the discussion of the Firm’s Business Segment Results and the Consolidated Balance Sheets Analysis on pages 21–37 and pages 15-16, respectively, for further information on deposit and liability balance trends.

The following table summarizes short-term and long-term funding, excluding deposits, as of March 31, 2020, and December 31, 2019, and average balances for the three months ended March 31, 2020 and 2019, respectively. Refer to the Consolidated Balance Sheets Analysis on pages 15-16 and Note 11 for additional information.

	March 31, 2020	December 31, 2019	Three months ended March 31,
Sources of funds (excluding deposits)			Average
(in millions)			2020	2019
Commercial paper	$13,770	$14,754	$13,974	$28,731
Other borrowed funds	8,774	7,544	9,093	10,247
Total short-term unsecured funding	$22,544	$22,298	$23,067	$38,978
Securities sold under agreements to repurchase(a)	$223,913	$175,709	$234,394	$197,454
Securities loaned(a)	6,677	5,983	7,349	10,781
Other borrowed funds(b)	29,365	18,622	19,761	35,583
Obligations of Firm-administered multi-seller conduits(c)	$12,174	$9,223	$9,898	$7,386
Total short-term secured funding	$272,129	$209,537	$271,402	$251,204

Senior notes	$171,939	$166,185	$165,741	$162,952
Trust preferred securities	—	—	—	—
Subordinated debt	19,267	17,591	18,155	16,722
Structured notes(d)	67,689	74,724	72,848	57,395
Total long-term unsecured funding	$258,895	$258,500	$256,744	$237,069

Credit card securitization(c)	$6,562	$6,461	$6,171	$13,409
FHLB advances	36,131	28,635	27,128	43,965
Other long-term secured funding(e)	4,318	4,363	4,408	4,891
Total long-term secured funding	$47,011	$39,459	$37,707	$62,265

Preferred stock(f)	$30,063	$26,993	$29,406	$27,126
Common stockholders’ equity(f)	$231,199	$234,337	$234,530	$230,051

(a)	Primarily consists of short-term securities loaned or sold under agreements to repurchase.

(b)	At March 31, 2020 includes nonrecourse advances provided under the MMLF.

(c)	Included in beneficial interests issued by consolidated variable interest entities on the Firm’s Consolidated balance sheets.

(d)	Includes certain TLAC-eligible long-term unsecured debt issued by the Parent Company.

(e)	Includes long-term structured notes which are secured.

(f)
Refer to Capital Risk Management on pages 39–44 and Consolidated statements of changes in stockholders’ equity on page 83 of this Form 10-Q, and Note 21 and Note 22 of JPMorgan Chase’s 2019 Form 10-K for additional information on preferred stock and common stockholders’ equity.

Short-term funding
The Firm’s sources of short-term secured funding primarily consist of securities loaned or sold under agreements to repurchase. These instruments are secured predominantly by high-quality securities collateral, including government-issued debt and U.S. GSE and government agency MBS. Securities loaned or sold under agreements to repurchase increased at March 31, 2020, compared with December 31, 2019, from client-driven market-making activities as a result of changes in market conditions in March and higher financing of trading assets-debt instruments when compared with lower levels at year-end in CIB.
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
As of March 31, 2020, the Firm has participated in several of the U.S. government facilities, including the MMLF. The secured nonrecourse advances under the MMLF are included in other borrowed funds. Refer to Capital Risk Management on pages 39-44 for additional information on the MMLF.
In addition, the Firm is participating in the PDCF established by the Federal Reserve on March 20, 2020, which allows primary dealers to support smooth market functioning by facilitating the availability of credit to businesses and households. Under the PDCF, the Federal Reserve Bank of New York (“FRBNY”) provides collateralized financing on a term basis to primary dealers. At March 31, 2020, these financing transactions were reported as securities sold under agreements to repurchase. The PDCF will remain available to primary dealers for at least six months, or longer if conditions warrant.
The Firm also continues to participate in the Federal Reserve’s open market operations.
The Firm’s sources of short-term unsecured funding primarily consist of issuance of wholesale commercial paper. The decrease in commercial paper at March 31, 2020, from December 31, 2019, was due to lower net issuance primarily for short-term liquidity management.

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
The significant majority of the Firm’s long-term unsecured funding is issued by the Parent Company to provide flexibility in support of both bank and non-bank subsidiary funding needs. The Parent Company advances substantially all net funding proceeds to its subsidiary, the IHC. The IHC does not issue debt to external counterparties. The following table summarizes long-term unsecured issuance and maturities or redemptions for the three months ended March 31, 2020 and 2019. Refer to Liquidity Risk Management on pages 93–98 and Note 20 of JPMorgan Chase’s 2019 Form 10-K for additional information on the IHC and long-term debt.

Long-term unsecured funding
	Three months ended March 31,		Three months ended March 31,
	2020	2019	2020	2019
(Notional in millions)	Parent Company		Subsidiaries
Issuance
Senior notes issued in the U.S. market	$5,250	$4,250	$—	$1,750
Senior notes issued in non-U.S. markets	1,355	2,248	—	—
Total senior notes	6,605	6,498	—	1,750
Structured notes(a)	2,782	1,185	9,252	6,116
Total long-term unsecured funding – issuance	$9,387	$7,683	$9,252	$7,866

Maturities/redemptions
Senior notes	$5,466	$3,750	$4,065	$1,815
Subordinated debt	—	146	—	—
Structured notes	1,525	628	9,382	3,833
Total long-term unsecured funding – maturities/redemptions	$6,991	$4,524	$13,447	$5,648

(a)	Includes certain TLAC-eligible long-term unsecured debt issued by the Parent Company.

The Firm can also raise secured long-term funding through securitization of consumer credit card loans and FHLB advances. The following table summarizes the securitization issuance and FHLB advances and their respective maturities or redemptions for the three months ended March 31, 2020 and 2019, respectively.

Long-term secured funding
	Three months ended March 31,
	Issuance		Maturities/Redemptions
(in millions)	2020	2019	2020	2019
Credit card securitization	$1,000	$—	$900	$—
FHLB advances	15,000	—	7,503	2,001
Other long-term secured funding(a)	234	35	205	246
Total long-term secured funding	$16,234	$35	$8,608	$2,247

(a)	Includes long-term structured notes which are secured.
The Firm’s wholesale businesses also securitize loans for client-driven transactions; those client-driven loan securitizations are not considered to be a source of funding for the Firm and are not included in the table above. Refer to Note 14 of JPMorgan Chase’s 2019 Form 10-K for further description of the client-driven loan securitizations.

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
Additionally, the Firm’s funding requirements for VIEs and other third-party commitments may be adversely affected by a decline in credit ratings. Refer to SPEs on page 18, and liquidity risk and credit-related contingent features in Note 5 for additional information on the impact of a credit ratings downgrade on the funding requirements for VIEs, and on derivatives and collateral agreements.
The credit ratings of the Parent Company and the Firm’s principal bank and non-bank subsidiaries as of March 31, 2020, except as noted below, were as follows:

	JPMorgan Chase & Co.			JPMorgan Chase Bank, N.A.			J.P. Morgan Securities LLC J.P. Morgan Securities plc
March 31, 2020	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook
Moody’s Investors Service	A2	P-1	Stable	Aa2	P-1	Stable	Aa3	P-1	Stable
Standard & Poor’s	A-	A-2	Stable	A+	A-1	Stable	A+	A-1	Stable
Fitch Ratings (a)	AA-	F1+	Negative	AA	F1+	Negative	AA	F1+	Negative
(a) On April 18, 2020, Fitch affirmed the credit ratings of the Parent Company and the Firm’s principal bank and non-bank subsidiaries but revised the outlook on the credit ratings from stable to negative given expectations that credit fundamentals will deteriorate as a result of the COVID-19 pandemic.
Refer to page 98 of JPMorgan Chase’s 2019 Form 10-K for a discussion of the factors that could affect credit ratings of the Parent Company and the Firm’s principal bank and non-bank subsidiaries.

CREDIT AND INVESTMENT RISK MANAGEMENT
Credit and investment risk is the risk associated with the default or change in credit profile of a client, counterparty or customer; or loss of principal or a reduction in expected returns on investments, including consumer credit risk, wholesale credit risk, and investment portfolio risk. Refer to pages 50–65 for a further discussion of Credit Risk.

Refer to page 66 for a further discussion of Investment Portfolio Risk. Refer to Credit and Investment Risk Management on pages 100–118 of JPMorgan Chase’s 2019 Form 10-K for a further discussion of the Firm’s Credit and Investment Risk Management framework.

CREDIT PORTFOLIO
Credit risk is the risk associated with the default or change in credit profile of a client, counterparty or customer.
In the following tables, reported loans include loans retained (i.e., held-for-investment); loans held-for-sale; and certain loans accounted for at fair value. The following tables do not include loans which the Firm accounts for at fair value and classifies as trading assets; refer to Notes 2 and 3 for further information regarding these loans. Refer to Notes 12, 23, and 5 for additional information on the Firm’s loans, lending-related commitments and derivative receivables, including the Firm’s accounting policies.
Refer to Note 10 for information regarding the credit risk inherent in the Firm’s investment securities portfolio; and refer to Note 11 for information regarding the credit risk inherent in the securities financing portfolio. Refer to Consumer Credit Portfolio on pages 52-55 and Note 12 for further discussions of the consumer credit environment and consumer loans. Refer to Wholesale Credit Portfolio on pages 56-63 and Note 12 as well as the wholesale credit environment and wholesale loans.
Effective January 1, 2020, the Firm adopted the CECL accounting guidance. The adoption resulted in a change in the accounting for PCI loans, which are considered PCD loans under CECL. In conjunction with the adoption of CECL, the Firm reclassified risk-rated loans and lending-related commitments from the consumer, excluding credit card portfolio segment to the wholesale portfolio segment, to align with the methodology applied in determining the allowance. Prior-period amounts have been revised to conform with the current presentation. Refer to Note 1 for further information.
On April 7, 2020, the federal banking agencies along with the National Credit Union Administration and the Consumer Financial Protection Bureau, in consultation with the state financial regulators, issued an interagency statement revising a March 22, 2020 interagency statement on loan modifications and the reporting for financial institutions working with customers affected by the COVID-19 pandemic (the “IA Statement”). The IA Statement reconfirmed that supervised institutions will not be directed to automatically categorize all COVID-19 related loan modifications as troubled debt restructurings (“TDRs”), including short-term and other insignificant modifications such as payment delays, fee waivers and extensions of repayment terms, and modifications or other programs mandated by the federal or state governments. The IA Statement also provides that loans that were current prior to these modifications should generally not be reported as past due or nonaccrual. Additionally, the IA Statement outlines accounting and reporting considerations for eligible loan modifications for which a financial institution elects to apply the CARES Act and forgo TDR accounting.
The Firm’s initial response to many borrowers impacted by the COVID-19 pandemic included offering loan modifications, such as 90-day payment delays and waiving or refunding certain fees. These modifications are intended to mitigate adverse affects on borrowers due to the COVID-19 pandemic. Instances of these modifications will likely rise over the course of the second quarter of 2020. The effectiveness of the Firm’s actions in helping borrowers recover and mitigating credit losses remains uncertain in light of the unpredictable nature and duration of the COVID-19 pandemic. The impact of the Firm’s initial short-term payment delays and other insignificant modifications was not material to the performance of and credit-related information for the consumer and wholesale credit portfolios during the quarter ended March 31, 2020.

Total credit portfolio
	Credit exposure		Nonperforming(d)(e)
(in millions)	Mar 31, 2020	Dec 31, 2019	Mar 31, 2020	Dec 31, 2019
Loans retained	$1,003,089	$945,601	$5,834	$3,983
Loans held-for-sale	6,072	7,064	48	7
Loans at fair value	6,214	7,104	90	90
Total loans–reported	1,015,375	959,769	5,972	4,080
Derivative receivables	81,648	49,766	85	30
Receivables from customers and other(a)	33,376	33,706	—	—
Total credit-related assets	1,130,399	1,043,241	6,057	4,110
Assets acquired in loan satisfactions
Real estate owned	NA	NA	342	344
Other	NA	NA	22	43
Total assets acquired in loan satisfactions	NA	NA	364	387
Lending-related commitments	1,081,462	1,104,199	619	474
Total credit portfolio	$2,211,861	$2,147,440	$7,040	$4,971
Credit derivatives used in credit portfolio management activities(b)	$(20,773)	$(18,030)	$—	$—
Liquid securities and other cash collateral held against derivatives(c)	(26,178)	(16,009)	NA	NA

(in millions, except ratios)	Three months ended March 31,
	2020	2019
Net charge-offs	$1,469	$1,361
Average retained loans	948,635	956,557
Net charge-off rates	0.62%	0.58%

(a)	Receivables from customers and other primarily represents brokerage-related held-for-investment customer receivables.

(b)
Represents the net notional amount of protection purchased and sold through credit derivatives used to manage both performing and nonperforming wholesale credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. Refer to Credit derivatives on page 63 and Note 5 for additional information.

(c)	Includes collateral related to derivative instruments where appropriate legal opinions have not been either sought or obtained with respect to master netting agreements.

(d)
At March 31, 2020, and December 31, 2019, nonperforming assets excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $616 million and $961 million, respectively, and real estate owned (“REO”) insured by U.S. government agencies of $29 million and $41 million, respectively. These amounts have been excluded based upon the government guarantee. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”).

(e)
At March 31, 2020, nonperforming loans included $970 million of PCD loans on nonaccrual status. Prior to the adoption of CECL, nonaccrual loans excluded PCI loans as the Firm recognized interest income on each pool of PCI loans as each of the pools was performing.

CONSUMER CREDIT PORTFOLIO
The Firm’s retained consumer portfolio consists primarily of residential real estate loans, credit card loans, scored auto and business banking loans, as well as associated lending-related commitments. The Firm’s focus is on serving primarily the prime segment of the consumer credit market. Refer to Note 12 for further information on consumer loans, as well as the Firm’s nonaccrual and charge-off accounting policies. Refer to Note 23 for further information on lending-related commitments.
Recent deterioration in the macroeconomic environment driven by the impacts of the COVID-19 pandemic, resulted in an increase in the allowance for credit losses. As of March 31, 2020, the impacts of the macroeconomic environment have had only a limited impact to consumer credit performance. The continuation or worsening of the effects of the COVID-19 pandemic on the macroeconomic environment could result in further impacts to credit quality metrics, including delinquencies, nonaccrual loans and charge-offs.
The following table presents consumer credit-related information with respect to the scored credit portfolios held in CCB, AWM and Corporate.

Consumer credit portfolio
					Three months ended March 31,
(in millions, except ratios)	Credit exposure		Nonaccrual loans(g)(h)		Net charge-offs/(recoveries)		Net charge-off/(recovery) rate(i)
	Mar 31, 2020	Dec 31, 2019	Mar 31, 2020	Dec 31, 2019	2020	2019	2020	2019
Consumer, excluding credit card
Residential real estate(a)	$242,349	$243,317	$3,730	$2,780	(120)	(2)	(0.20)	—
Auto and other(b)(c)	51,430	51,682	147	146	114	109	0.89	0.85
Total loans – retained	293,779	294,999	3,877	2,926	(6)	107	(0.01)	0.13
Loans held-for-sale	1,848	3,002	—	2	NA	NA	NA	NA
Total consumer, excluding credit card loans	295,627	298,001	3,877	2,928	(6)	107	(0.01)	0.13
Lending-related commitments(d)	41,535	40,169
Total consumer exposure, excluding credit card	337,162	338,170
Credit card
Loans retained(e)	154,021	168,924	—	—	1,313	1,202	3.25	3.23
Loans held-for-sale	—	—	—	—	NA	NA	NA	NA
Total credit card loans	154,021	168,924	—	—	1,313	1,202	3.25	3.23
Lending-related commitments(d)(f)	681,442	650,720
Total credit card exposure(f)	835,463	819,644
Total consumer credit portfolio(f)	$1,172,625	$1,157,814	$3,877	$2,928	$1,307	$1,309	1.15%	1.10%

(a)	Includes scored mortgage and home equity loans held in CCB and AWM, and scored mortgage loans held in Corporate.

(b)
At March 31, 2020, and December 31, 2019, excluded operating lease assets of $23.1 billion and $22.8 billion, respectively. These operating lease assets are included in other assets on the Firm’s Consolidated balance sheets. Refer to Note 17 for further information.

(c)	Includes scored auto and business banking loans and overdrafts.

(d)
Credit card, home equity and certain business banking lending-related commitments represent the total available lines of credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit would be used at the same time. For credit card commitments, and if certain conditions are met, home equity commitments and certain business banking commitments, the Firm can reduce or cancel these lines of credit by providing the borrower notice or, in some cases as permitted by law, without notice. Refer to Note 23 for further information.

(e)	Includes billed interest and fees.

(f)	Also includes commercial card lending-related commitments primarily in CB and CIB.

(g)
At March 31, 2020 and December 31, 2019, nonaccrual loans excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $616 million and $961 million, respectively. These amounts have been excluded from nonaccrual loans based upon the government guarantee. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status, as permitted by regulatory guidance issued by the FFIEC.

(h)
At March 31, 2020, nonaccrual loans included $970 million of PCD loans. Prior to the adoption of CECL, nonaccrual loans excluded PCI loans as the Firm recognized interest income on each pool of PCI loans as each of the pools was performing.

(i)
Average consumer loans held-for-sale were $2.5 billion and $1.2 billion for the three months ended March 31, 2020 and 2019, respectively. These amounts were excluded when calculating net charge-off/(recovery) rates.

Consumer, excluding credit card
Portfolio analysis
Loan balances decreased from December 31, 2019 due to lower residential real estate loans, predominantly driven by loan sales.
Residential real estate: The residential real estate portfolio, including loans held-for-sale, predominantly consists of prime mortgage loans and home equity lines of credit. The portfolio decreased from December 31, 2019 driven by paydowns and loan sales in Home Lending, largely offset by originations of prime mortgage loans that have been retained on the balance sheet. Net recoveries for the three months ended March 31, 2020 were higher when compared with the same period in the prior year as the current quarter benefited from a recovery on a loan sale.
The carrying value of home equity lines of credit outstanding was $27.9 billion at March 31, 2020. This amount included $10.6 billion of HELOCs that have recast from interest-only to fully amortizing payments or have been modified and $9.0 billion of interest-only balloon HELOCs, which primarily mature after 2030. The Firm manages the risk of HELOCs during their revolving period by closing or reducing the undrawn line to the extent permitted by law when borrowers are exhibiting a material deterioration in their credit risk profile.
At March 31, 2020, and December 31, 2019, the carrying value of interest-only residential mortgage loans was $22.8 billion and $22.5 billion, respectively. These loans have an interest-only payment period generally followed by an adjustable-rate or fixed-rate fully amortizing payment period to maturity and are typically originated as higher-balance loans to higher-income borrowers, predominantly in AWM. Performance of this portfolio for the three months ended March 31, 2020 was in line with the performance of the broader residential mortgage portfolio for the same period.
The following table provides a summary of the Firm’s residential mortgage portfolio insured and/or guaranteed by U.S. government agencies, including loans held-for-sale. The Firm monitors its exposure to certain potential unrecoverable claim payments related to government-insured loans and considers this exposure in estimating the allowance for loan losses.

(in millions)	March 31, 2020	December 31, 2019
Current	$883	$1,280
30-89 days past due	402	695
90 or more days past due	616	961
Total government guaranteed loans	$1,901	$2,936

Auto and other: The auto and other loan portfolio predominantly consists of prime-quality scored auto and business banking loans, as well as overdrafts. The portfolio was relatively flat when compared with December 31, 2019, as paydowns and charge-offs or liquidation of delinquent loans were predominantly offset by new originations. The scored auto portfolio net charge-off rates were 0.41% and 0.50% for the three months ended March 31, 2020 and 2019, respectively.
Geographic composition and current estimated loan-to-value ratio of residential real estate loans
Refer to Note 12 for information on the geographic composition and current estimated LTVs of the Firm’s residential real estate loans.
Modified residential real estate loans
The following table presents information relating to modified retained residential real estate loans for which concessions have been granted to borrowers experiencing financial difficulty, which include both TDRs and modified loans accounted for as PCI loans prior to the adoption of CECL. The following table does not include loans with short-term or other insignificant modifications that are not considered concessions and, therefore, are not TDRs. Refer to Note 12 for further information on modifications for the three months ended March 31, 2020 and 2019.

(in millions)	March 31, 2020	December 31, 2019
Retained loans(a)	16,717	5,926
PCI loans	NA	12,372	(d)
Nonaccrual retained loans(b)(c)	3,040	2,332

(a)
At March 31, 2020, and December 31, 2019, $11 million and $14 million, respectively, of loans modified subsequent to repurchase from Ginnie Mae in accordance with the standards of the appropriate government agency (i.e., Federal Housing Administration (“FHA”), U.S. Department of Veterans Affairs (“VA”), Rural Housing Service of the U.S. Department of Agriculture (“RHS”)) are not included in the table above. When such loans perform subsequent to modification in accordance with Ginnie Mae guidelines, they are generally sold back into Ginnie Mae loan pools. Modified loans that do not re-perform become subject to foreclosure. Refer to Note 14 for additional information about sales of loans in securitization transactions with Ginnie Mae.

(b)
At March 31, 2020, and December 31, 2019, nonaccrual loans included $2.0 billion and $1.9 billion, respectively, of troubled debt restructurings (“TDRs”) for which the borrowers were less than 90 days past due. Refer to Note 12 for additional information about loans modified in a TDR that are on nonaccrual status.

(c)
At March 31, 2020, nonaccrual loans included $725 million of PCD loans. Prior to the adoption of CECL, nonaccrual loans excluded PCI loans as the Firm recognized interest income on each pool of PCI loans as each of the pools was performing.

(d)	Amount represents the unpaid principal balance of modified PCI loans at December 31, 2019.

Nonperforming assets
The following table presents information as of March 31, 2020, and December 31, 2019, about consumer, excluding credit card, nonperforming assets.

Nonperforming assets(a)
(in millions)	March 31, 2020	December 31, 2019
Nonaccrual loans
Residential real estate(b)	$3,730	$2,782
Auto and other	147	146
Total nonaccrual loans	3,877	2,928
Assets acquired in loan satisfactions
Real estate owned	231	208
Other	22	24
Total assets acquired in loan satisfactions	253	232
Total nonperforming assets	$4,130	$3,160

(a)
At March 31, 2020, and December 31, 2019, nonperforming assets excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $616 million and $961 million, respectively, and REO insured by U.S. government agencies of $29 million and $41 million, respectively. These amounts have been excluded based upon the government guarantee.

(b)
At March 31, 2020, nonaccrual loans included $970 million of PCD loans. Prior to the adoption of CECL, nonaccrual loans excluded PCI loans as the Firm recognized interest income on each pool of PCI loans as each of the pools was performing.

Nonaccrual loans
The following table presents changes in consumer, excluding credit card, nonaccrual loans for the three months ended March 31, 2020 and 2019.

Nonaccrual loan activity
Three months ended March 31, (in millions)	2020	2019
Beginning balance	$2,928	$3,244

Additions:
PCD loans, upon adoption of CECL	708	NA
Other additions	784	513
Total additions	1,492	513

Reductions:
Principal payments and other(a)	206	203
Charge-offs	97	97
Returned to performing status	147	207
Foreclosures and other liquidations	93	70
Total reductions	543	577

Net changes	949	(64)
Ending balance	$3,877	$3,180

(a)	Other reductions includes loan sales.
Active and suspended foreclosure: Refer to Note 12 for information on loans that were in the process of active or suspended foreclosure.

Refer to Note 12 for further information about the consumer credit portfolio, including information about delinquencies, loan modifications and other credit quality indicators.
Purchased credit deteriorated (“PCD”) loans
The following tables provide credit-related information for PCD loans, which were accounted for as PCI loans prior to the adoption of CECL. PCI loans are considered PCD loans under CECL and are subject to the Firm’s nonaccrual and charge-off policies. PCD loans are now reported in the consumer, excluding credit card portfolio’s residential real estate class. Refer to Note 1 for further information.

(in millions, except ratios)	March 31, 2020	December 31, 2019
Loan delinquency
Current	$17,983	$18,571
30-149 days past due	942	970
150 or more days past due	593	822
Total retained PCD loans	19,518	20,363
Held-for-sale PCD loans	—	NA
Total PCD loans	$19,518	$20,363

% of 30+ days past due to total retained PCD loans	7.86%	8.80%
Nonaccrual loans	970	NA

(in millions, except ratios)	Three months ended March 31, 2020
Net charge-offs	$6
Net charge-off rate	0.12%

Credit card
Total credit card loans decreased from December 31, 2019 due to seasonality and a decline in sales volume in March as a result of the COVID-19 pandemic. The March 31, 2020 30+ and 90+ day delinquency rates of 1.96% and 1.02%, respectively, increased compared to the December 31, 2019 30+ and 90+ day delinquency rates of 1.87% and 0.95%, respectively due to the decline in credit card loans noted above. Net charge-offs increased for the three months ended March 31, 2020 when compared with the same period in the prior year due to loan growth, in line with prior expectations.
Consistent with the Firm’s policy, all credit card loans typically remain on accrual status until charged off. However, the Firm’s allowance for loan losses includes the estimated uncollectible portion of accrued and billed interest and fee income. Refer to Note 12 for further information about this portfolio, including information about delinquencies.
Geographic and FICO composition of credit card loans
Refer to Note 12 for information on the geographic and FICO composition of the Firm’s credit card loans.
Modifications of credit card loans
At both March 31, 2020 and December 31, 2019, the Firm had $1.5 billion of credit card loans outstanding that have been modified in TDRs, which does not include loans with short-term or other insignificant modifications that are not considered TDRs. Refer to Note 12 for additional information about loan modification programs to borrowers.

WHOLESALE CREDIT PORTFOLIO
In its wholesale businesses, the Firm is exposed to credit risk primarily through its underwriting, lending, market-making, and hedging activities with and for clients and counterparties, as well as through various operating services (such as cash management and clearing activities), securities financing activities and cash placed with banks. A portion of the loans originated or acquired by the Firm’s wholesale businesses is generally retained on the balance sheet. The Firm distributes a significant percentage of the loans that it originates into the market as part of its syndicated loan business and to manage portfolio concentrations and credit risk. The wholesale portfolio is actively managed, in part by conducting ongoing, in-depth reviews of client credit quality and transaction structure inclusive of collateral where applicable, and of industry, product and client concentrations. Refer to the industry discussion on pages 58–61 for further information.
The Firm’s wholesale credit portfolio includes exposure held in CIB, CB, AWM and Corporate as well as risk-rated business banking and auto dealer exposures held in CCB for which the wholesale methodology is applied for determining the allowance for credit losses.
Recent deterioration in the macroeconomic environment driven by the impacts of the COVID-19 pandemic and pressure on oil prices resulted in an increase in the allowance for credit losses with the largest impacts in the Oil & Gas, Real Estate and Consumer and Retail industries. As of March 31, 2020, the impacts of the macroeconomic environment have had only a limited impact to the overall credit profile, with the investment-grade percentage at 73% versus 74% at December 31, 2019. However, criticized exposure increased $6.6 billion from December 31, 2019 to $21.7 billion at March 31, 2020, but remains at relatively low levels compared to the overall size of the portfolio. The increase was largely driven by downgrades in Oil & Gas resulting from lower oil prices and impacts from the COVID-19 pandemic, and in Consumer & Retail primarily due to impacts from the COVID-19 pandemic. The continuation or worsening of the effects of the COVID-19 pandemic on the macroeconomic environment could result in further impacts to credit quality metrics, including investment-grade percentages, as well as to criticized and nonperforming exposures and charge-offs.
Retained loans increased by $73.6 billion in the three months ended March 31, 2020, predominantly driven by the CIB and CB, largely to commercial and industrial clients, and predominantly driven by drawdowns on committed revolving credit facilities, which resulted in a corresponding decrease in unfunded lending-related commitments. These drawdowns, which were driven by increased activity in March that returned to more normalized levels in April, were largely made by investment-grade clients, and can be broadly attributed to:

•	companies in industries directly and immediately impacted by the COVID-19 pandemic;

•	stress in the commercial paper funding markets, and

•	preemptive drawdowns by companies concerned about the potential longer term impact of the COVID-19 pandemic on their cash flows and access to liquidity.

Wholesale credit portfolio
	Credit exposure		Nonperforming
(in millions)	Mar 31, 2020	Dec 31, 2019	Mar 31, 2020	Dec 31, 2019
Loans retained	$555,289	$481,678	$1,957	$1,057
Loans held-for-sale	4,224	4,062	48	5
Loans at fair value	6,214	7,104	90	90
Loans – reported	565,727	492,844	2,095	1,152
Derivative receivables	81,648	49,766	85	30
Receivables from customers and other(a)	33,376	33,706	—	—
Total wholesale credit-related assets	680,751	576,316	2,180	1,182
Assets acquired in loan satisfactions
Real estate owned	NA	NA	111	136
Other	NA	NA	—	19
Total assets acquired in loan satisfactions	NA	NA	111	155
Lending-related commitments	358,485	413,310	619	474
Total wholesale credit portfolio	$1,039,236	$989,626	$2,910	$1,811
Credit derivatives used in credit portfolio management activities(b)	$(20,773)	$(18,030)	$—	$—
Liquid securities and other cash collateral held against derivatives	(26,178)	(16,009)	NA	NA

(a)
Receivables from customers and other include $33.4 billion and $33.7 billion of brokerage-related held-for-investment customer receivables at March 31, 2020, and December 31, 2019, respectively, to clients in CIB and AWM; these are classified in accrued interest and accounts receivable on the Consolidated balance sheets.

(b)
Represents the net notional amount of protection purchased and sold through credit derivatives used to manage both performing and nonperforming wholesale credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. Refer to Credit derivatives on page 63 and Note 5 for additional information.

The following tables present the maturity and internal risk ratings profiles of the wholesale credit portfolio as of March 31, 2020, and December 31, 2019. The Firm considers internal ratings equivalent to BBB-/Baa3 or higher as investment grade. Refer to Note 12 for further information on internal risk ratings.

Wholesale credit exposure – maturity and ratings profile
	Maturity profile(d)				Ratings profile
	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
March 31, 2020 (in millions, except ratios)
Loans retained	$164,300	$267,388	$123,601	$555,289	$407,323	$147,966	$555,289	73%
Derivative receivables				81,648			81,648
Less: Liquid securities and other cash collateral held against derivatives				(26,178)			(26,178)
Total derivative receivables, net of all collateral	17,069	11,637	26,764	55,470	43,263	12,207	55,470	78
Lending-related commitments	92,209	254,173	12,103	358,485	260,218	98,267	358,485	73
Subtotal	273,578	533,198	162,468	969,244	710,804	258,440	969,244	73
Loans held-for-sale and loans at fair value(a)				10,438			10,438
Receivables from customers and other				33,376			33,376
Total exposure – net of liquid securities and other cash collateral held against derivatives				$1,013,058			$1,013,058
Credit derivatives used in credit portfolio management activities(b)(c)	$(4,011)	$(9,078)	$(7,684)	$(20,773)	$(17,477)	$(3,296)	$(20,773)	84%

	Maturity profile(d)				Ratings profile
	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
December 31, 2019 (in millions, except ratios)
Loans retained	$141,620	$218,323	$121,735	$481,678	$363,444	$118,234	$481,678	75%
Derivative receivables				49,766			49,766
Less: Liquid securities and other cash collateral held against derivatives				(16,009)			(16,009)
Total derivative receivables, net of all collateral	6,561	6,960	20,236	33,757	26,966	6,791	33,757	80
Lending-related commitments	83,821	316,328	13,161	413,310	294,317	118,993	413,310	71
Subtotal	232,002	541,611	155,132	928,745	684,727	244,018	928,745	74
Loans held-for-sale and loans at fair value(a)				11,166			11,166
Receivables from customers and other				33,706			33,706
Total exposure – net of liquid securities and other cash collateral held against derivatives				$973,617			$973,617
Credit derivatives used in credit portfolio management activities(b)(c)	$(4,912)	$(10,031)	$(3,087)	$(18,030)	$(16,276)	$(1,754)	$(18,030)	90%

(a)	Represents loans held-for-sale, primarily related to syndicated loans and loans transferred from the retained portfolio, and loans at fair value.

(b)	These derivatives do not qualify for hedge accounting under U.S. GAAP.

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

(d)
The maturity profile of retained loans, lending-related commitments and derivative receivables is based on the remaining contractual maturity. Derivative contracts that are in a receivable position at March 31, 2020, may become payable prior to maturity based on their cash flow profile or changes in market conditions.

Wholesale credit exposure – industry exposures
The Firm focuses on the management and diversification of its industry exposures, and pays particular attention to industries with actual or potential credit concerns. Exposures deemed criticized align with the U.S. banking regulators’ definition of criticized exposures, which consist of the special mention, substandard and doubtful categories.

The total criticized component of the portfolio, excluding loans held-for-sale and loans at fair value, was $21.7 billion at March 31, 2020, compared with $15.1 billion at December 31, 2019. The increase was largely driven by downgrades in Oil & Gas resulting from lower oil prices and impacts from the COVID-19 pandemic, and downgrades in Consumer & Retail primarily due to impacts from the COVID-19 pandemic.

Below are summaries of the Firm’s exposures as of March 31, 2020, and December 31, 2019. The industry of risk category is generally based on the client or counterparty’s primary business activity.

Wholesale credit exposure – industries(a)
						Selected metrics
						30 days or more past due and accruing loans	Net charge-offs/ (recoveries)	Credit derivative hedges(g)	Liquid securities and other cash collateral held against derivative receivables
			Noninvestment-grade
As of or for the three months ended	Credit exposure(f)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
March 31, 2020
(in millions)
Real Estate	$148,246	$122,686	$24,036	$1,464	$60	$204	$—	$(136)	$(2)
Consumer & Retail	110,669	57,486	49,240	3,657	286	56	15	(325)	(17)
Individuals and Individual Entities(b)	108,180	94,220	12,808	970	182	532	1	—	(1,630)
Industrials	68,864	44,260	22,998	1,412	194	168	20	(691)	(69)
Asset Managers	65,880	57,006	8,814	37	23	14	—	—	(9,731)
Technology, Media & Telecommunications	60,184	32,917	24,144	2,967	156	13	—	(651)	(14)
Banks & Finance Cos	55,786	38,250	16,826	704	6	7	—	(1,137)	(3,290)
Healthcare	53,250	39,639	12,155	1,261	195	49	51	(392)	(183)
Oil & Gas	42,754	22,273	16,252	3,274	955	—	59	(527)	—
Automotive	36,060	24,614	10,287	1,156	3	29	—	(348)	—
Utilities	33,112	24,057	8,645	407	3	1	4	(437)	(84)
State & Municipal Govt(c)	30,529	30,026	500	—	3	55	—	—	(201)
Transportation	18,624	9,247	8,690	535	152	30	10	(239)	(48)
Chemicals & Plastics	17,430	11,742	5,364	322	2	2	—	(12)	—
Central Govt	16,519	16,169	350	—	—	—	—	(8,380)	(2,883)
Metals & Mining	15,797	6,999	8,045	673	80	3	10	(136)	(12)
Insurance	14,522	10,806	3,693	18	5	—	—	(76)	(3,209)
Financial Markets Infrastructure	9,767	9,607	160	—	—	—	—	—	(46)
Securities Firms	8,045	5,905	2,114	1	25	—	—	(49)	(3,281)
All other(d)	81,204	75,365	5,365	143	331	45	(8)	(7,237)	(1,478)
Subtotal	$995,422	$733,274	$240,486	$19,001	$2,661	$1,208	$162	$(20,773)	$(26,178)
Loans held-for-sale and loans at fair value	10,438
Receivables from customers and other	33,376
Total(e)	$1,039,236

(continued from previous page)
						Selected metrics
						30 days or more past due and accruing loans	Net charge-offs/ (recoveries)	Credit derivative hedges(g)	Liquid securities and other cash collateral held against derivative receivables
			Noninvestment-grade
As of or for the year ended	Credit exposure(f)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
December 31, 2019
(in millions)
Real Estate	$150,805	$121,607	$27,683	$1,457	$58	$104	$13	$(100)	$—
Consumer & Retail	106,986	58,704	45,806	2,261	215	118	124	(235)	(11)
Individuals and Individual Entities(b)	105,018	93,172	11,617	192	37	388	33	—	(641)
Industrials	62,483	39,434	21,673	1,157	219	172	48	(746)	(9)
Asset Managers	51,856	45,249	6,588	6	13	18	—	—	(4,785)
Technology, Media & Telecommunications	60,033	35,878	21,066	2,953	136	27	27	(658)	(17)
Banks & Finance Cos	50,786	34,941	15,031	808	6	—	—	(834)	(2,112)
Healthcare	50,824	36,988	12,544	1,141	151	108	14	(405)	(145)
Oil & Gas	41,641	22,244	17,823	995	579	—	98	(429)	(10)
Automotive	35,118	24,255	10,246	615	2	8	1	(194)	—
Utilities	34,843	22,213	12,316	301	13	2	39	(414)	(50)
State & Municipal Govt(c)	30,095	29,586	509	—	—	33	7	—	(46)
Transportation	14,497	8,734	5,336	353	74	30	8	(37)	(37)
Chemicals & Plastics	17,499	12,033	5,243	221	2	5	—	(10)	(13)
Central Govt	14,865	14,524	341	—	—	—	—	(9,018)	(1,963)
Metals & Mining	15,586	7,095	7,789	661	41	2	(1)	(33)	(6)
Insurance	12,348	9,458	2,867	19	4	3	—	(36)	(1,998)
Financial Markets Infrastructure	4,121	3,969	152	—	—	—	—	—	(6)
Securities Firms	7,344	5,973	1,344	27	—	—	—	(48)	(3,201)
All other(d)	78,006	73,453	4,130	412	11	4	4	(4,833)	(959)
Subtotal	$944,754	$699,510	$230,104	$13,579	$1,561	$1,022	$415	$(18,030)	$(16,009)
Loans held-for-sale and loans at fair value	11,166
Receivables from customers and other	33,706
Total(e)	$989,626

(a)
The industry rankings presented in the table as of December 31, 2019, are based on the industry rankings of the corresponding exposures at March 31, 2020, not actual rankings of such exposures at December 31, 2019.

(b)	Individuals and Individual Entities predominantly consists of Wealth Management clients within AWM and includes exposure to personal investment companies and personal and testamentary trusts.

(c)
In addition to the credit risk exposure to states and municipal governments (both U.S. and non-U.S.) at March 31, 2020, and December 31, 2019, noted above, the Firm held: $6.5 billion at both periods of trading assets; $30.5 billion and $29.8 billion, respectively, of AFS securities; and $4.8 billion at both periods of HTM securities, issued by U.S. state and municipal governments. Refer to Note 2 and Note 10 for further information.

(d)	All other includes: SPEs and Private education and civic organizations, representing approximately 90% and 10%, respectively, at both March 31, 2020 and December 31, 2019.

(e)
Excludes cash placed with banks of $354.4 billion and $254.0 billion, at March 31, 2020 and December 31, 2019, respectively, which is predominantly placed with various central banks, primarily Federal Reserve Banks.

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

Presented below is additional detail on certain of the Firm’s largest industry exposures and/or certain industries which present potential heightened credit concerns.
Real Estate
Real Estate exposure was $148.2 billion as of March 31, 2020, largely driven by multifamily lending as shown in the table below. During the three months ended March 31, 2020 the investment-grade portion of the portfolio increased from 81% to 83%, while the drawn percentage increased from 78% to 83%. Retail-related Real Estate and Lodging exposure within Other in the table below was $15.1 billion as of March 31, 2020 of which 74% was investment-grade; noninvestment-grade Retail and Lodging exposure is largely secured.

	March 31, 2020
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment-grade	% Drawn(c)
Multifamily(a)	$86,630	$125	$86,755	90%	92%
Other	60,322	1,169	61,491	73	71
Total Real Estate Exposure(b)	146,952	1,294	148,246	83	83

	December 31, 2019
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment- grade	% Drawn(c)
Multifamily(a)	$86,381	$58	$86,439	91%	92%
Other	63,805	561	64,366	67	59
Total Real Estate Exposure(b)	150,186	619	150,805	81	78

(a)	Multifamily exposure is largely in California.

(b)	Real Estate exposure is predominantly secured; unsecured exposure as of March 31, 2020 is predominantly investment-grade.

(c)	Represents drawn exposure as a percentage of credit exposure.
Consumer & Retail
Consumer & Retail exposure was $110.7 billion as of March 31, 2020, and predominantly includes Retail, Food and Beverage, and Business and Consumer Services as shown in the table below. During the three months ended March 31, 2020, the investment-grade portion of the Consumer & Retail portfolio decreased from 55% to 52% and the drawn percentage of this portfolio increased from 35% to 49%, both driven primarily by impacts from the COVID-19 pandemic. Additionally, criticized exposure increased by approximately $1.4 billion from $2.5 billion at December 31, 2019 to $3.9 billion at March 31, 2020, also primarily driven by impacts from the COVID-19 pandemic.

	March 31, 2020
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment-grade	% Drawn(d)
Retail(a)	$31,487	$333	$31,820	52%	51%
Food and Beverage	28,401	1,192	29,593	63	46
Business and Consumer Services	23,423	722	24,145	52	51
Consumer Hard Goods	12,667	183	12,850	60	55
Leisure(b)	11,867	394	12,261	16	41
Total Consumer & Retail(c)	107,845	2,824	110,669	52	49

	December 31, 2019
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment- grade	% Drawn(d)
Retail(a)	$29,290	$294	$29,584	54%	37%
Food and Beverage	27,956	625	28,581	67	36
Business and Consumer Services	24,242	249	24,491	51	37
Consumer Hard Goods	13,144	109	13,253	65	35
Leisure(b)	10,930	147	11,077	21	19
Total Consumer & Retail(c)	105,562	1,424	106,986	55	35

(a)	Retail consists of Home Improvement & Specialty Retailers, Restaurants, Supermarkets, Discount & Drug Stores, Specialty Apparel and Department Stores.

(b)	Leisure consists of Gaming, Arts & Culture, Travel Services and Sports & Recreation. Approximately 90% of the noninvestment-grade Leisure portfolio is secured.

(c)	Approximately 75% of the noninvestment-grade portfolio is secured.

(d)	Represents drawn exposure as a percent of credit exposure.

Oil & Gas
Oil & Gas exposure was $42.8 billion as of March 31, 2020, including $21.5 billion of Exploration & Production and Oilfield Services as shown in the table below. During the three months ended March 31, 2020, the investment-grade portion of the Oil & Gas portfolio decreased from 53% to 52%, and the drawn percentage of this portfolio increased from 31% to 37%, both driven by lower oil prices and impacts from the COVID-19 pandemic. Additionally, criticized exposure increased by $2.6 billion from $1.6 billion at December 31, 2019 to $4.2 billion at March 31, 2020, also driven by lower oil prices and impacts from the COVID-19 pandemic.

	March 31, 2020
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment-grade	% Drawn(c)
Exploration & Production ("E&P") and Oil field Services	$21,280	$213	$21,493	33%	44%
Other Oil & Gas(a)	20,637	624	21,261	72	30
Total Oil & Gas(b)	41,917	837	42,754	52	37

	December 31, 2019
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment- grade	% Drawn(c)
Exploration & Production ("E&P") and Oil field Services	$22,543	$646	$23,189	38%	38%
Other Oil & Gas(a)	18,246	206	18,452	73	23
Total Oil & Gas(b)	40,789	852	41,641	53	31

(a)	Other Oil & Gas includes Integrated Oil & Gas companies, Midstream/Oil Pipeline companies and refineries.

(b)
Secured lending was $15.5 billion and $15.7 billion at March 31, 2020 and December 31, 2019, respectively, approximately half of which is reserve-based lending to the Exploration & Production sub-sector; unsecured exposure is largely investment-grade.

(c)	Represents drawn exposure as a percent of credit exposure.
Loans
In its wholesale businesses, the Firm provides loans to a variety of clients, ranging from large corporate and institutional clients to high-net-worth individuals. Refer to Note 12 for a further discussion on loans, including information about delinquencies, loan modifications and other credit quality indicators.
The following table presents the change in the nonaccrual loan portfolio for the three months ended March 31, 2020 and 2019. The increase in nonaccrual loans in the first quarter of 2020 reflects select downgrades across a number of sectors, including Oil & Gas.

Wholesale nonaccrual loan activity
Three months ended March 31, (in millions)	2020	2019
Beginning balance	$1,152	$1,587
Additions	1,333	841
Reductions:
Paydowns and other	171	213
Gross charge-offs	181	60
Returned to performing status	24	58
Sales	14	5
Total reductions	390	336
Net changes	943	505
Ending balance	$2,095	$2,092

The following table presents net charge-offs/recoveries, which are defined as gross charge-offs less recoveries, for the three months ended March 31, 2020 and 2019. The amounts in the table below do not include gains or losses from sales of nonaccrual loans.

Wholesale net charge-offs/(recoveries)
(in millions, except ratios)	Three months ended March 31,
	2020	2019
Loans – reported
Average loans retained	$491,819	$471,957
Gross charge-offs	181	64
Gross recoveries collected	(19)	(12)
Net charge-offs/(recoveries)	162	52
Net charge-off/(recovery) rate	0.13%	0.04%

Lending-related commitments
The Firm uses lending-related financial instruments, such as commitments (including revolving credit facilities) and guarantees, to address the financing needs of its clients. The contractual amounts of these financial instruments represent the maximum possible credit risk should the clients draw down on these commitments or when the Firm fulfills its obligations under these guarantees, and the clients subsequently fail to perform according to the terms of these contracts. Most of these commitments and guarantees have historically been refinanced, extended, cancelled, or expired without being drawn upon or a default occurring. As a result, the Firm does not believe that the total contractual amount of these wholesale lending-related commitments is representative of the Firm’s expected future credit exposure or funding requirements. Refer to Note 23 for further information on wholesale lending-related commitments.
Receivables from Customers
Receivables from customers primarily represent held-for-investment margin loans to brokerage clients in CIB and AWM that are collateralized by assets maintained in the clients’ brokerage accounts (e.g., cash on deposit, liquid and readily marketable debt or equity securities), as such no allowance for credit losses is held against these receivables. To manage its credit risk the Firm establishes margin requirements and monitors the required margin levels on an ongoing basis, and requires clients to deposit additional cash or other collateral, or to reduce positions, when appropriate. These receivables are reported within accrued interest and accounts receivable on the Firm’s Consolidated balance sheets.
Derivative contracts
Derivatives enable clients and counterparties to manage risks including credit risk and risks arising from fluctuations in interest rates, foreign exchange, equities, and commodities. The Firm makes markets in derivatives in order to meet these needs and uses derivatives to manage certain risks associated with net open risk positions from its market-making activities, including the counterparty credit risk arising from derivative receivables. The Firm also uses derivative instruments to manage its own credit and other market risk exposure. Refer to Note 5 for a further discussion of derivative contracts.
The following table summarizes the net derivative receivables for the periods presented.

Derivative receivables
(in millions)	March 31, 2020	December 31, 2019
Total, net of cash collateral	81,648	49,766
Liquid securities and other cash collateral held against derivative receivables(a)	(26,178)	(16,009)
Total, net of collateral	$55,470	$33,757

(a)	Includes collateral related to derivative instruments where appropriate legal opinions have not been either sought or obtained with respect to master netting agreements.

The fair value of derivative receivables reported on the Consolidated balance sheets were $81.6 billion and $49.8 billion at March 31, 2020, and December 31, 2019, respectively, with increases in CIB resulting from market movements, including the impact of the COVID-19 pandemic. Derivative receivables represent the fair value of the derivative contracts after giving effect to legally enforceable master netting agreements and cash collateral held by the Firm. However, in management’s view, the appropriate measure of current credit risk should also take into consideration additional liquid securities (primarily U.S. government and agency securities and other group of seven nations (“G7”) government securities) and other cash collateral held by the Firm aggregating $26.2 billion and $16.0 billion at March 31, 2020, and December 31, 2019, respectively, that may be used as security when the fair value of the client’s exposure is in the Firm’s favor.
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

Ratings profile of derivative receivables
Internal rating equivalent	March 31, 2020		December 31, 2019
(in millions, except ratios)	Exposure net of all collateral	% of exposure net of all collateral	Exposure net of all collateral	% of exposure net of all collateral
AAA/Aaa to AA-/Aa3	$16,318	29%	$8,347	25%
A+/A1 to A-/A3	8,297	15	5,471	16
BBB+/Baa1 to BBB-/Baa3	18,648	34	13,148	39
BB+/Ba1 to B-/B3	10,904	20	6,225	18
CCC+/Caa1 and below	1,303	2	566	2
Total	$55,470	100%	$33,757	100%
As previously noted, the Firm uses collateral agreements to mitigate counterparty credit risk. The percentage of the Firm’s over-the-counter derivative contracts subject to collateral agreements — excluding foreign exchange spot trades, which are not typically covered by collateral agreements due to their short maturity and centrally cleared trades that are settled daily — was approximately 86% and 90% at March 31, 2020, and December 31, 2019, respectively.
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
(in millions)	March 31, 2020	December 31, 2019
Credit derivatives used to manage:
Loans and lending-related commitments	$3,511	$2,047
Derivative receivables	17,262	15,983
Credit derivatives used in credit portfolio management activities	$20,773	$18,030

(a)	Amounts are presented net, considering the Firm’s net protection purchased or sold with respect to each underlying reference entity or index.
Refer to Credit derivatives in Note 5 of this Form 10-Q and Note 5 of JPMorgan Chase’s 2019 Form 10-K for further information on credit derivatives and derivatives used in credit portfolio management activities.

ALLOWANCE FOR CREDIT LOSSES
Effective January 1, 2020, the Firm adopted the CECL accounting guidance. The adoption of this guidance established a single allowance framework for all financial assets measured at amortized cost and certain off-balance sheet credit exposures. This framework requires that management’s estimate reflects credit losses over the instrument’s remaining expected life and considers expected future changes in macroeconomic conditions. Refer to Note 1 for further information.
The Firm’s allowance for credit losses comprises:

•	the allowance for loan losses, which covers the Firm’s retained loan portfolios (scored and risk-rated) and is presented separately on the balance sheet,

•	the allowance for lending-related commitments, which is presented on the balance sheet in accounts payable and other liabilities, and

•	the allowance for credit losses on investment securities, which covers the Firm’s HTM and AFS securities and is recognized within Investment Securities on the balance sheet.
Refer to Note 13 and Note 10 for a description of the policies, methodologies and judgments used to determine the Firm’s allowances for credit losses on loans, lending-related commitments, and investment securities.

The allowance for credit losses increased compared with December 31, 2019, reflecting:

•	additions of $6.8 billion associated with the deterioration in the macroeconomic environment as a result of the impact of the COVID-19 pandemic and continued pressure on oil prices including:

–	$4.4 billion in consumer, predominantly in Credit Card, reflecting the deterioration in the macroeconomic environment as a result of the impact of the COVID-19 pandemic, and

–
a net $2.4 billion in wholesale, primarily reflecting the deterioration in the macroeconomic environment as a result of the impact of the COVID-19 pandemic across multiple sectors, and continued pressure on oil prices, with the largest impacts in the Oil & Gas, Real Estate, and Consumer & Retail industries, and

•	a net $4.3 billion addition as a result of the adoption of CECL.
In light of the rapidly evolving economic conditions and forecasts during March 2020, management updated its macroeconomic forecast near the end of its credit loss estimation process in early April. This macroeconomic forecast included a decline in the U.S. real GDP of approximately 25% and an increase in the U.S. unemployment rate to above 10%, both in the second quarter, followed by a solid recovery in the second half of 2020. In addition, the allowances for loan losses and lending-related commitments reflect the estimated impact of the Firm’s payment relief actions as well as the federal government’s stimulus programs related to the COVID-19 pandemic. Subsequent changes to this forecast and related estimates will be reflected in the provision for credit losses in future periods.
Refer to Critical Accounting Estimates Used by the Firm on pages 75–77 for further information on the allowance for credit losses and related management judgments.
Refer to Consumer Credit Portfolio on pages 52–55, Wholesale Credit Portfolio on pages 56–63 and Note 12 for additional information on the consumer and wholesale credit portfolios.

The adoption of the CECL accounting guidance resulted in a change in the accounting for PCI loans, which are considered PCD loans. In conjunction with the adoption of CECL, the Firm reclassified risk-rated loans and lending-related commitments from the consumer, excluding credit card portfolio segment to the wholesale portfolio segment, to align with the methodology applied in determining the allowance. Prior-period amounts have been revised to conform with the current presentation. Refer to Note 1 for further information.

Allowance for credit losses and related information
	2020(d)				2019
Three months ended March 31,	Consumer, excluding credit card	Credit card	Wholesale	Total	Consumer, excluding credit card	Credit card	Wholesale	Total
(in millions, except ratios)
Allowance for loan losses
Beginning balance at January 1,	$2,538	$5,683	$4,902	$13,123	$3,434	$5,184	$4,827	$13,445
Cumulative effect of a change in accounting principle	297	5,517	(1,642)	4,172	NA	NA	NA	NA
Gross charge-offs	233	1,488	181	1,902	234	1,344	64	1,642
Gross recoveries collected	(239)	(175)	(19)	(433)	(127)	(142)	(12)	(281)
Net charge-offs	(6)	1,313	162	1,469	107	1,202	52	1,361
Write-offs of PCI loans(a)	NA	NA	NA	NA	50	—	—	50
Provision for loan losses	613	5,063	1,742	7,418	120	1,202	170	1,492
Other	—	—	—	—	2	(1)	6	7
Ending balance at March 31,	$3,454	$14,950	$4,840	$23,244	$3,399	$5,183	$4,951	$13,533

Allowance for lending-related commitments
Beginning balance at January 1,	$12	$—	$1,179	$1,191	$12	$—	$1,043	$1,055
Cumulative effect of a change in accounting principle	133	—	(35)	98	NA	NA	NA	NA
Provision for lending-related commitments	6	—	852	858	—	—	3	3
Other	—	—	—	—	—	—	—	—
Ending balance at March 31,	$151	$—	$1,996	$2,147	$12	$—	$1,046	$1,058

Impairment methodology
Asset-specific(b)	$223	$530	$556	$1,309	$89	$461	$479	$1,029
Portfolio-based	3,231	14,420	4,284	21,935	1,572	4,722	4,472	10,766
PCI	NA	NA	NA	NA	1,738	—	—	1,738
Total allowance for loan losses	$3,454	$14,950	$4,840	$23,244	$3,399	$5,183	$4,951	$13,533

Impairment methodology
Asset-specific	$—	$—	$187	$187	$—	$—	$114	$114
Portfolio-based	151	—	1,809	1,960	12	—	932	944
Total allowance for lending-related commitments	$151	$—	$1,996	$2,147	$12	$—	$1,046	$1,058

Total allowance for credit losses	$3,605	$14,950	$6,836	$25,391	$3,411	$5,183	$5,997	$14,591

Memo:
Retained loans, end of period	$293,779	$154,021	$555,289	$1,003,089	$322,208	$150,515	$471,118	$943,841
Retained loans, average	294,156	162,660	491,819	948,635	333,480	151,120	471,957	956,557
Credit ratios
Allowance for loan losses to retained loans	1.18%	9.71%	0.87%	2.32%	1.05%	3.44%	1.05%	1.43%
Allowance for loan losses to retained nonaccrual loans(c)	89	NM	247	398	107	NM	278	273
Allowance for loan losses to retained nonaccrual loans excluding credit card	89	NM	247	142	107	NM	278	168
Net charge-off rates	(0.01)	3.25	0.13	0.62	0.13	3.23	0.04	0.58

(a)
Prior to the adoption of CECL, write-offs of PCI loans were recorded against the allowance for loan losses when actual losses for a pool exceeded estimated losses that were recorded as purchase accounting adjustments at the time of acquisition. A write-off of a PCI loan was recognized when the underlying loan was removed from a pool.

(b)
Includes modified PCD loans and loans that have been modified or are reasonably expected to be modified in a TDR. Also includes risk-rated loans that have been placed on nonaccrual status for the wholesale portfolio segment. The asset-specific credit card allowance for loan losses modified or reasonably expected to be modified in a TDR is calculated based on the loans’ original contractual interest rates and does not consider any incremental penalty rates.

(c)	The Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.

(d)	Excludes HTM securities, which had an allowance for credit losses of $19 million and a provision for credit losses of $9 million as of and for the three months ended March 31, 2020.

INVESTMENT PORTFOLIO RISK MANAGEMENT
Investment portfolio risk is the risk associated with the loss of principal or a reduction in expected returns on investments arising from the investment securities portfolio or from principal investments. The investment securities portfolio is predominantly held by Treasury and CIO in connection with the Firm’s balance sheet or asset-liability management objectives. Principal investments are predominantly privately-held financial instruments and are managed in the LOBs and Corporate. Investments are typically intended to be held over extended periods and, accordingly, the Firm has no expectation for short-term realized gains with respect to these investments.
Investment securities risk
Investment securities risk includes the exposure associated with a default in the payment of principal and interest. This risk is mitigated given that the investment securities portfolio held by Treasury and CIO is predominantly invested in high-quality securities. At March 31, 2020, the Treasury and CIO investment securities portfolio, net of allowance for credit losses, was $469.1 billion, and the average credit rating of the securities comprising the portfolio was AA+ (based upon external ratings where available and where not available, based primarily upon internal risk ratings). Refer to Corporate segment results on page 37 and Note 10 for further information on the investment securities portfolio and internal risk ratings. Refer to Market Risk Management on pages 67–71 for further information on the market risk inherent in the portfolio. Refer to Liquidity Risk Management on pages 45–49 for further information on related liquidity risk.

Principal investment risk
Principal investments are typically private non-traded financial instruments representing ownership or other forms of junior capital. Principal investments span multiple asset classes and are made either in stand-alone investing businesses or as part of a broader business platform. In general, new principal investments include tax-oriented investments, as well as investments made to enhance or accelerate LOB and Corporate strategic business initiatives. The Firm’s principal investments are managed by the LOBs and Corporate and are reflected within their respective financial results. The carrying values of the principal investment portfolios have not been significantly affected by recent market events as a result of the COVID-19 pandemic. However, in the event that deterioration of the macroeconomic environment accelerates and/or economic recovery becomes delayed, certain principal investments could be subject to impairments, write-downs, or other negative impacts.
As of March 31, 2020 and December 31, 2019, the aggregate carrying values of the principal investment portfolios were $23.8 billion and $24.2 billion, respectively, which included tax-oriented investments (e.g., affordable housing and alternative energy investments) of $18.2 billion at the end of both periods, and private equity, various debt and equity instruments, and real assets of $5.6 billion and $6.0 billion, respectively.
Refer to page 118 of JPMorgan Chase’s 2019 Form 10-K for a discussion of the Firm’s Investment Portfolio Risk Management governance and oversight.

MARKET RISK MANAGEMENT
Market risk is the risk associated with the effect of changes in market factors such as interest and foreign exchange rates, equity and commodity prices, credit spreads or implied volatilities, on the value of assets and liabilities held for both the short and long term. Refer to Market Risk Management on pages 119–126 of JPMorgan Chase’s 2019 Form 10-K for a discussion of the Firm’s Market Risk Management organization, market risk measurement, risk monitoring and control, and predominant business activities that give rise to market risk.
COVID-19 Pandemic
Market Risk Management is actively monitoring the impact of the COVID-19 pandemic on market risk exposures by leveraging existing risk measures and controls.
Models used to measure market risk are inherently imprecise and may be limited in their ability to measure certain risks or to predict losses. This imprecision may be heightened when sudden or severe shifts in market conditions occur, such as those observed during the COVID-19 pandemic. For additional discussion on model uncertainty refer to Estimations and Model Risk Management on page 74.
Market Risk Management periodically reviews the Firm’s existing market risk measures to identify opportunities for enhancement, and to the extent appropriate, will calibrate those measures accordingly over time. This is increasingly important in periods of sustained, heightened market volatility.

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
The Firm’s VaR model calculations are periodically evaluated and enhanced in response to changes in the composition of the Firm’s portfolios, changes in market conditions, improvements in the Firm’s modeling techniques and measurements, and other factors. Such changes may affect historical comparisons of VaR results. Refer to Estimations and Model Risk Management on page 135 of JPMorgan Chase’s 2019 Form 10-K for information regarding model reviews and approvals.
Refer to page 121 of JPMorgan Chase’s 2019 Form 10-K for further information regarding VaR, including the inherent limitations, and the key differences between Risk Management VaR and Regulatory VaR. Refer to JPMorgan Chase’s Basel III Pillar 3 Regulatory Capital Disclosures reports, which are available on the Firm’s website at:
(http://investor.shareholder.com/jpmorganchase/basel.cfm) for additional information on Regulatory VaR and the other components of market risk regulatory capital for the Firm (e.g., VaR-based measure, stressed VaR-based measure and the respective backtesting). Refer to Other risk measures on pages 124-126 of JPMorgan Chase’s 2019 Form 10-K for further information regarding nonstatistical market risk measures used by the Firm.

The table below shows the results of the Firm’s Risk Management VaR measure using a 95% confidence level. VaR can vary significantly as positions change, market volatility fluctuates, and diversification benefits change.

Total VaR
	Three months ended
	March 31, 2020						December 31, 2019						March 31, 2019
(in millions)	Avg.		Min		Max		Avg.		Min		Max		Avg.		Min		Max
CIB trading VaR by risk type
Fixed income	$60		$30		$156		$39		$33		$48		$44		$38		$50
Foreign exchange	7		4		11		5		4		8		9		4		15
Equities	20		13		41		18		13		27		16		13		22
Commodities and other	10		7		24		7		6		9		10		9		12
Diversification benefit to CIB trading VaR	(40)	(a)	NM	(b)	NM	(b)	(32)	(a)	NM	(b)	NM	(b)	(32)	(a)	NM	(b)	NM	(b)
CIB trading VaR	57		27	(b)	160	(b)	37		29	(b)	55	(b)	47		36	(b)	61	(b)
Credit portfolio VaR	9		3		25		5		3		7		5		4		6
Diversification benefit to CIB VaR	(8)	(a)	NM	(b)	NM	(b)	(5)	(a)	NM	(b)	NM	(b)	(4)	(a)	NM	(b)	NM	(b)
CIB VaR	58		27	(b)	162	(b)	37		29	(b)	52	(b)	48		37	(b)	63	(b)

CCB VaR	7		3		11		8		3		11		2		1		3
Corporate and other LOB VaR	11		9		14		11		9		13		10		9		12
Diversification benefit to other VaR	(5)	(a)	NM	(b)	NM	(b)	(6)	(a)	NM	(b)	NM	(b)	(2)	(a)	NM	(b)	NM	(b)
Other VaR	13		10	(b)	16	(b)	13		10	(b)	17	(b)	10		9	(b)	11	(b)
Diversification benefit to CIB and other VaR	(12)	(a)	NM	(b)	NM	(b)	(13)	(a)	NM	(b)	NM	(b)	(6)	(a)	NM	(b)	NM	(b)
Total VaR	$59		$27	(b)	$164	(b)	$37		$30	(b)	$52	(b)	$52		$40	(b)	$65	(b)

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

Average VaR across the risk types and LOBs were generally higher due to increased volatility as a result of the COVID-19 pandemic.
Quarter over quarter results
Average total VaR increased by $22 million for the three months ended March 31, 2020 as compared with the prior quarter. This reflects substantial increases in volatility which occurred towards the end of the quarter, affecting the fixed income risk type. Maximum VaR for the quarter was $164 million, also driven by the increased volatility.
Year over year results
Average total VaR increased by $7 million for the three months ended March 31, 2020, compared with the same period in the prior year. This reflects an increase in the fixed income risk type driven by substantial increases in volatility, and increased exposure in the equities risk type due to the inclusion of Tradeweb following its IPO in the second quarter of 2019, partially offset by the exit of certain CIB investments. The fixed income and equities risk type increases were partially offset by reduced exposure in the foreign exchange risk type.
In addition, average CCB VaR has increased by $5 million, driven by MSR risk management activities.

Effective January 1, 2020, the Firm refined the scope of VaR to exclude positions related to the risk management of interest rate exposure from changes in the Firm’s own credit spread on fair value option elected liabilities, and included these positions in other sensitivity-based measures. This change was made to more appropriately align the risk from changes in the Firm’s own credit spread on fair value option elected liabilities in a single market risk measure. In the absence of this refinement, the average Total VaR for the three months ended March 31, 2020 would have been higher by $6 million and each of the components would have been higher by the amounts reported in the following table:

(in millions)	Amount by which reported VaR would have been higher for the three months ended March 31, 2020
CIB fixed income VaR	$4
CIB trading VaR	5
CIB VaR	6

VaR backtesting
The Firm performs daily VaR model backtesting, which compares the daily Risk Management VaR results with the daily gains and losses that are utilized for VaR backtesting purposes. The gains and losses in the chart below do not reflect the Firm’s revenue results as they exclude select components of total net revenue, such as those associated with the execution of new transactions (i.e., intraday client-driven trading and intraday risk management activities), fees, commissions, certain valuation adjustments and net interest income. These excluded components of total net revenue may more than offset backtesting gains and losses on a particular day. The definition of backtesting gains and losses above is consistent with the requirements for backtesting under Basel III capital rules.
The following chart compares Firmwide daily backtesting gains and losses with the Firm’s Risk Management VaR for the 12 months ended March 31, 2020. The results in the chart below differ from the results of backtesting disclosed in the Market Risk section of the Firm’s Basel III Pillar 3 Regulatory Capital Disclosures reports, which are based on Regulatory VaR applied to the Firm’s covered positions.
For the 12 months ended March 31, 2020, the Firm observed 15 VaR backtesting exceptions and posted backtesting gains on 140 of the 260 days. The Firm observed eight VaR backtesting exceptions, due to volatility resulting from the COVID-19 pandemic, and posted backtesting gains on 44 of the 64 days, for three months ended March 31, 2020. The number of VaR backtesting exceptions observed can differ from the statistically expected number of backtesting exceptions if the current level of market volatility is materially different from the level of market volatility during the 12 months of historical data used in the VaR calculation. Firmwide backtesting loss days differ from the two loss days for which Fixed Income Markets and Equity Markets posted losses, as disclosed in the CIB Markets revenue results, as the population of positions which compose each metric are different and due to the exclusion of select components of total net revenue in backtesting gains and losses as described above. For more information on CIB Markets revenue results, refer to page 29.
Daily Risk Management VaR Backtesting Results
12 months ended March 31, 2020

Backtesting Gains and Losses

Risk Management VaR (1-day, 95% Confidence level)

Second Quarter 2019	Third Quarter 2019	Fourth Quarter 2019	First Quarter 2020

Earnings-at-risk
The effect of interest rate exposure on the Firm’s reported net income is important as interest rate risk represents one of the Firm’s significant market risks. Interest rate risk arises not only from trading activities but also from the Firm’s traditional banking activities, which include extension of loans and credit facilities, taking deposits and issuing debt as well as from the investment securities portfolio. Refer to the table on page 120 of JPMorgan Chase’s 2019 Form 10-K for a summary by LOB and Corporate, identifying positions included in earnings-at-risk.
One way the Firm evaluates its structural interest rate risk is through earnings-at-risk. Earnings-at-risk estimates the Firm’s interest rate exposure for a given interest rate scenario. It is presented as a sensitivity to a baseline, which includes net interest income and certain interest rate sensitive fees. The baseline uses market interest rates and in the case of deposits, pricing assumptions. The Firm conducts simulations of changes to this baseline for interest rate-sensitive assets and liabilities denominated in U.S. dollars and other currencies (“non-U.S. dollar” currencies). These simulations primarily include retained loans, deposits, deposits with banks, investment securities, long term debt and any related interest rate hedges, and exclude other positions in risk management VaR and other sensitivity-based measures as described on page 120 of JPMorgan Chase’s 2019 Form 10-K.
Earnings-at-risk scenarios estimate the potential change to a net interest income baseline, over the following 12 months utilizing multiple assumptions. These scenarios include a parallel shift involving changes to both short-term and long-term rates by an equal amount; a steeper yield curve involving holding short-term rates constant and increasing long-term rates; and a flatter yield curve involving increasing short-term rates and holding long-term rates constant. These scenarios consider many different factors, including:

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

The Firm’s earnings-at-risk scenarios are periodically evaluated and enhanced in response to changes in the composition of the Firm’s balance sheet, changes in market conditions, improvements in the Firm’s simulation and other factors. While a relevant measure of the Firm’s interest rate exposure, the earnings at risk analysis does not represent a forecast of the Firm’s net interest income (Refer to 2020 Outlook on page 7 for additional information).
The Firm’s U.S. dollar sensitivities are presented in the table below.

(in billions)	March 31, 2020	December 31, 2019
Parallel shift:
+100 bps shift in rates	$2.8	$0.3
Steeper yield curve:
+100 bps shift in long-term rates	1.5	1.2
Flatter yield curve:
+100 bps shift in short-term rates	1.4	(0.9)
The change in the Firm’s U.S. dollar sensitivities as of March 31, 2020 compared to December 31, 2019 reflected updates to the Firm’s baseline for lower short-term and long-term rates as well as the impact of changes in the Firm’s balance sheet.
The Firm’s sensitivity to an upward shift in short-term and long-term rates reflected updates to the Firm’s baseline for lower rates.
Based upon current and implied market rates as of March 31, 2020, scenarios reflecting lower rates could result in negative interest rates. The U.S. has never experienced an interest rate environment where the Federal Reserve has a negative interest rate policy. In a negative rate environment, the modeling assumptions used for certain assets and liabilities require additional management judgment.
The Firm’s non-U.S. dollar sensitivities are presented in the table below.

(in billions)	March 31, 2020	December 31, 2019
Parallel shift:
+100 bps shift in rates	$0.4	$0.5
Flatter yield curve:
+100 bps shift in short-term rates	0.4	0.5
The results of the non-U.S. dollar interest rate scenario involving a steeper yield curve with long-term rates rising by 100 basis points and short-term rates staying at current levels were not material to the Firm’s earnings-at-risk at March 31, 2020 and December 31, 2019.

Other sensitivity-based measures
The Firm quantifies the market risk of certain investment and funding activities by assessing the potential impact on net revenue and other comprehensive income (“OCI”) due to changes in relevant market variables. Refer to the table Predominant business activities that give rise to market risk on page 120 of JPMorgan Chase’s 2019 Form 10-K for additional information on the positions captured in other sensitivity-based measures.
The table below represents the potential impact to net revenue or OCI for market risk-sensitive instruments that are not included in VaR or earnings-at-risk. Where appropriate, instruments used for hedging purposes are reported along with the positions being hedged. The sensitivities disclosed in the table below may not be representative of the actual gain or loss that would have been realized at March 31, 2020 and December 31, 2019, as the movement in market parameters across maturities may vary and are not intended to imply management’s expectation of future changes in these sensitivities.

Gain/(loss) (in millions)			March 31, 2020	December 31, 2019
Activity	Description	Sensitivity measure

Investment activities(a)
Investment management activities	Consists of seed capital and related hedges; and fund co-investments	10% decline in market value	$(67)	$(68)
Other investments	Consists of privately held equity and other investments held at fair value	10% decline in market value	(156)	(192)

Funding activities
Non-USD LTD cross-currency basis	Represents the basis risk on derivatives used to hedge the foreign exchange risk on the non-USD LTD(b)	1 basis point parallel tightening of cross currency basis	(16)	(17)
Non-USD LTD hedges foreign currency (“FX”) exposure	Primarily represents the foreign exchange revaluation on the fair value of the derivative hedges(b)	10% depreciation of currency	—	15
Derivatives – funding spread risk	Impact of changes in the spread related to derivatives FVA	1 basis point parallel increase in spread	(5)	(5)
Fair value option elected liabilities – funding spread risk	Impact of changes in the spread related to fair value option elected liabilities DVA(b)	1 basis point parallel increase in spread	34	29
Fair value option elected liabilities – interest rate sensitivity	Interest rate sensitivity on fair value option liabilities resulting from a change in the Firm’s own credit spread(b)	1 basis point parallel increase in spread	6	(2)
	Interest rate sensitivity related to risk management of changes in the Firm’s own credit spread on fair value option liabilities(c)	1 basis point parallel increase in spread	(6)	2

(a)	Excludes equity securities without readily determinable fair values that are measured under the measurement alternative. Refer to Note 2 for additional information.

(b)	Impact recognized through OCI.

(c)	Refer to Total VaR on page 68 for additional information.

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
Refer to pages 127–128 of JPMorgan Chase’s 2019 Form 10-K for a further discussion of the Firm’s country risk management.
COVID-19 Pandemic
Country Risk Management is actively monitoring the impact of the COVID-19 pandemic on countries to which the Firm has exposure, leveraging existing stress testing, exposure reporting, controls and tailored analysis.
Risk Reporting
The following table presents the Firm’s top 20 exposures by country (excluding the U.S.) as of March 31, 2020 and their comparative exposures as of December 31, 2019. The selection of countries represents the Firm’s largest total exposures by country, based on the Firm’s internal country risk management approach, and does not represent the Firm’s view of any actual or potentially adverse credit conditions. Country exposures may fluctuate from period to period due to client activity and market flows.
The overall increase in top 20 exposures was largely driven by client activity and demand for liquidity, relative to the period ending December 31, 2019. This resulted in an increase in cash placements primarily with the central banks of Germany, the United Kingdom and Australia. In addition, the Firm held a larger inventory in Brazilian government bonds.

Top 20 country exposures (excluding the U.S.)(a)
(in billions)	March 31, 2020				December 31, 2019(e)
	Lending and deposits(b)	Trading and investing(c)	Other(d)	Total exposure	Total exposure
Germany	$67.9	$7.6	$0.5	$76.0	$51.6
United Kingdom	38.2	12.3	2.1	52.6	42.4
Japan	37.6	9.3	0.3	47.2	43.8
China	10.3	12.6	1.4	24.3	19.2
France	13.0	8.0	1.4	22.4	18.1
Australia	14.8	5.9	—	20.7	11.7
Switzerland	13.3	0.9	4.9	19.1	18.3
Canada	11.7	2.5	0.1	14.3	13.2
Brazil	4.8	9.2	—	14.0	7.2
India	4.5	6.0	3.1	13.6	11.3
Luxembourg	11.4	0.7	—	12.1	12.9
Netherlands	5.4	1.1	3.4	9.9	9.0
South Korea	4.9	4.4	0.5	9.8	6.4
Singapore	4.5	2.7	1.2	8.4	6.8
Italy	2.5	4.7	0.3	7.5	6.8
Hong Kong SAR	3.3	1.9	1.6	6.8	5.1
Spain	3.4	2.4	—	5.8	5.8
Saudi Arabia	4.4	1.4	—	5.8	5.2
Thailand	3.7	1.1	0.3	5.1	1.5
Mexico	3.9	0.7	—	4.6	4.7

(a)	Country exposures presented in the table reflect 87% of total firmwide non-U.S. exposure, where exposure is attributed to a specific country at both March 31, 2020, and December 31, 2019.

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

(e)
The country rankings presented in the table as of December 31, 2019, are based on the country rankings of the corresponding exposures at March 31, 2020, not actual rankings of such exposures at December 31, 2019.

OPERATIONAL RISK MANAGEMENT
Operational risk is the risk associated with an adverse outcome resulting from inadequate or failed internal processes or systems; human factors; or external events impacting the Firm’s processes or systems; it includes compliance, conduct, legal, and estimations and model risk. Operational risk is inherent in the Firm’s activities and can manifest itself in various ways, including fraudulent acts, business interruptions, cybersecurity attacks, inappropriate employee behavior, failure to comply with applicable laws and regulations or failure of vendors to perform in accordance with their agreements. Operational Risk Management attempts to manage operational risk at appropriate levels in light of the Firm’s financial position, the characteristics of its businesses, and the markets and regulatory environments in which it operates. Refer to Operational Risk Management on pages 129-131 of JPMorgan Chase’s 2019 Form 10-K for a discussion of the Firm’s Operational Risk Management.
Subcategories and examples of operational risks
Operational risk can manifest itself in various ways. Operational risk subcategories such as Compliance risk, Conduct risk, Legal risk, and Estimations and Model risk as well as other operational risks, can lead to losses which are captured through the Firm’s operational risk measurement processes. Refer to Compliance Risk Management on page 132, Conduct Risk Management on page 133, Legal Risk Management on page 134 and Estimations and Model Risk Management on page 135 of JPMorgan Chase’s 2019 Form 10-K for more information. Details on other select examples of operational risks are provided below.
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

COVID-19 Pandemic
The Firm’s Technology and Cybersecurity operations continue to monitor the Firm’s systems 24 hours a day, seven days a week including responding to threat activity using COVID-19 themes in phishing and other social engineering campaigns.
The Technology function is actively supporting the Firm’s response to the impacts of the COVID-19 pandemic, including the Firm’s expanded use of remote collaboration tools and platforms. Technology diligently monitors the operational performance of the Firm’s infrastructure to support increased market volumes as a result of the COVID-19 pandemic.

ESTIMATIONS AND MODEL RISK MANAGEMENT
Estimations and Model risk, a subcategory of operational risk, is the potential for adverse consequences from decisions based on incorrect or misused estimation outputs.
The Firm uses models and other analytical and judgment based estimations across various businesses and functions. The estimation methods are of varying levels of sophistication and are used for many purposes, such as the valuation of positions, measurement of risk, sizing the allowance for credit losses, assessing regulatory capital requirements, conducting stress testing, and making business decisions.
While models are inherently imprecise, the degree of imprecision or uncertainty can be heightened by the market or economic environment. This is particularly true when the current and forecasted environment is significantly different from the historical macroeconomic environments upon which the models were calibrated, as the Firm has experienced during the COVID-19 pandemic. This uncertainty may necessitate a greater degree of judgment and analytics to inform adjustments to model outputs than in typical periods.
Refer to Critical Accounting Estimates Used by the Firm on pages 75–77 and Note 2 of this Form 10-Q, and Estimations and Model Risk Management section on page 135 of JPMorgan Chase’s 2019 Form 10-K for a summary of model-based valuations and other valuation techniques.

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
Allowance for credit losses
The Firm’s allowance for credit losses represents management’s estimate of expected credit losses over the remaining expected life of the Firm’s financial assets measured at amortized cost, certain off-balance sheet lending-related commitments and investment securities. The allowance for credit losses comprises:

•	The allowance for loan losses, which covers the Firm’s retained loan portfolios (scored and risk-rated),

•	The allowance for lending-related commitments, and

•	The allowance for credit losses on investment securities, which covers the Firm’s HTM and AFS securities.
The allowance for credit losses involves significant judgment on a number of matters. Refer to Note 10 and Note 13 for further information on the Firm’s policies, methodologies, and judgments used to determine the Firm’s allowance for credit losses.
One of the most significant judgments involved in estimating the Firm’s allowance for credit losses relates to the macroeconomic forecasts used to estimate credit losses over the eight-quarter forecast period within the Firm’s methodology. In light of the rapidly evolving economic conditions and forecasts during March 2020, management updated its macroeconomic forecast near the end of its credit loss estimation process in early April. However, changes in the Firm’s assumptions and estimates regarding economic conditions could significantly affect its estimate of expected credit losses in the portfolio at the balance sheet date or lead to significant changes in the estimate from one reporting period to the next.
The COVID-19 pandemic has resulted in a weak labor market and weak overall economic conditions that will affect borrowers across the Firm’s consumer and wholesale lending portfolios, and significant judgment is required to estimate the severity and duration of the current economic downturn, as well as its potential impact on borrower defaults and loss severities. In particular, macroeconomic conditions and forecasts regarding the duration and severity of the economic downturn caused by the COVID-19 pandemic have been rapidly changing and remain highly uncertain, and it is difficult to predict exactly how borrower behavior will be impacted by these changes in economic conditions. The effectiveness of government support, customer relief and enhanced unemployment benefits should act as mitigants to credit losses, but the extent of the mitigation impact remains uncertain.
It is difficult to estimate how potential changes in any one factor or input might affect the overall allowance for credit losses because management considers a wide variety of factors and inputs in estimating the allowance for credit losses. Changes in the factors and inputs considered may not occur at the same rate and may not be consistent across all geographies or product types, and changes in factors and input may be directionally inconsistent, such that improvement in one factor or input may offset deterioration in others.
However, to consider the impact of a hypothetical alternate macroeconomic forecast, the Firm compared the modeled credit losses determined using two of the five different macroeconomic scenarios considered in the quantitative calculations used in estimating the allowances for loan losses and lending-related commitments. Each scenario included a full suite of macroeconomic variables, but differed in the levels, paths and peaks of those variables over the eight-quarter forecast period. The maximum difference in macroeconomic variables between the two scenarios over the eight-quarter forecast period was represented by an approximate 3.5% deterioration in U.S. real GDP, an approximate 250 basis point increase in the U.S. unemployment rate, and an approximate 10.5% deterioration in the national house price index.
This analysis is not intended to estimate expected future changes in the allowance for credit losses, for a number of reasons, including:

•	the changes in the macroeconomic variables are not intended to imply management’s expectation of the extent or nature of future deterioration in macroeconomic variables

•
the impacts of changes in many macroeconomic variables are both interrelated and nonlinear, so the results of this analysis cannot be simply extrapolated for more severe changes in macroeconomic variables

•	the COVID-19 pandemic has stressed many macroeconomic variables at a speed and to degrees not seen in recent history, adding increased uncertainty around credit loss estimates

•	significant changes in the expected severity and duration of the economic downturn caused by the COVID-19 pandemic, the effects of government support and customer relief, and the speed of the subsequent recovery could significantly affect the Firm’s estimate of expected credit losses irrespective of the estimated sensitivities described below
To demonstrate the sensitivity of credit loss estimates to macroeconomic forecasts, the difference between these two scenarios would have generated the following effects on the Firm’s modeled credit loss estimates as of March 31, 2020, without considering any offsetting or correlated effects in other components of the Firm’s allowance for credit losses for these lending exposures:

•	An increase of approximately $0.9 billion for residential real estate loans and lending-related commitments

•	An increase of approximately $1.5 billion for credit card loans

•	An increase of approximately $0.8 billion for wholesale loans and lending-related commitments
This analysis relates only to the modeled credit loss estimates and is not intended to estimate changes in the overall allowance for credit losses as they do not reflect any potential changes in the adjustment to the quantitative calculation, which would also be influenced by the judgment management applies to the modeled lifetime loss estimates to reflect the uncertainty and imprecision of these modeled lifetime loss estimates based on then-current circumstances and conditions.
Recognizing that forecasts of macroeconomic conditions are inherently uncertain, particularly in light of the recent economic conditions, the Firm believes that its process to consider the available information and associated risks and uncertainties is appropriately governed and that its estimates of expected credit losses were reasonable and appropriate for the period ended March 31, 2020.

Fair value
JPMorgan Chase carries a portion of its assets and liabilities at fair value. The majority of such assets and liabilities are measured at fair value on a recurring basis, including, derivatives, structured note products and certain securities financing agreements. Certain assets and liabilities are measured at fair value on a nonrecurring basis, including certain mortgage, home equity and other loans, where the carrying value is based on the fair value of the underlying collateral.
Assets measured at fair value
The following table includes the Firm’s assets measured at fair value and the portion of such assets that are classified within level 3 of the valuation hierarchy. Refer to Note 2 for further information.

March 31, 2020 (in billions, except ratios)	Total assets at fair value	Total level 3 assets
Federal funds sold and securities purchased under resale agreements	$235.9	$—
Securities borrowed	51.6	—
Trading assets:
Trading–debt and equity instruments	$466.9	$5.5
Derivative receivables(a)	81.6	9.7
Total trading assets	548.5	15.2
AFS securities	399.9	—
Loans	6.2	0.3
MSRs	3.3	3.3
Other	307.6	0.4
Total assets measured at fair value on a recurring basis	1,265.5	19.2
Total assets measured at fair value on a nonrecurring basis	3.2	0.9
Total assets measured at fair value	$1,268.7	$20.1
Total Firm assets	$3,139.4
Level 3 assets as a percentage of total Firm assets(a)		0.6%
Level 3 assets as a percentage of total Firm assets at fair value(a)		1.6%

(a)
For purposes of the table above, the derivative receivables total reflects the impact of netting adjustments; however, the $9.7 billion of derivative receivables classified as level 3 does not reflect the netting adjustment as such netting is not relevant to a presentation based on the transparency of inputs to the valuation of an asset. The level 3 balances would be reduced if netting were applied, including the netting benefit associated with cash collateral.

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
For instruments classified in levels 2 and 3, management judgment must be applied to assess the appropriate level of valuation adjustments to reflect counterparty credit quality, the Firm’s creditworthiness, market funding rates, liquidity considerations, unobservable parameters, and for portfolios that meet specified criteria, the size of the net open risk position. The judgments made are typically affected by the type of product and its specific contractual terms, and the level of liquidity for the product or within the market as a whole. In periods of heightened market volatility and uncertainty, as was experienced in the period ended March 31, 2020, judgments are further affected by the wider variation of reasonable valuation estimates, particularly for positions that are less liquid. Refer to Note 2 for a further discussion of valuation adjustments applied by the Firm.
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

Goodwill impairment
Management applies significant judgment when testing goodwill for impairment. The goodwill associated with each business combination is allocated to the related reporting units for goodwill impairment testing. Refer to Goodwill impairment on page 137 of JPMorgan Chase’s 2019 Form 10-K for a description of the significant valuation judgments associated with goodwill impairment.
Refer to Note 15 for additional information on goodwill, including the goodwill impairment assessment as of March 31, 2020.
Credit card rewards liability
The credit card rewards liability was $6.7 billion and $6.4 billion at March 31, 2020 and December 31, 2019, respectively, and is recorded in accounts payable and other liabilities on the Consolidated balance sheets. Refer to pages 137-138 of JPMorgan Chase’s 2019 Form 10-K for a description of the significant assumptions and judgments associated with the Firm’s credit card rewards liability.
Income taxes
Refer to Income taxes on page 138 of JPMorgan Chase’s 2019 Form 10-K for a description of the significant assumptions, judgments and interpretations associated with the accounting for income taxes.
Litigation reserves
Refer to Note 25 of this Form 10-Q, and Note 30 of JPMorgan Chase’s 2019 Form 10-K for a description of the significant estimates and judgments associated with establishing litigation reserves.

ACCOUNTING AND REPORTING DEVELOPMENTS

Financial Accounting Standards Board (“FASB”) Standards Adopted since January 1, 2020

Standard	Summary of guidance	Effects on financial statements

Financial Instruments – Credit Losses (“CECL”) Issued June 2016
 • Establishes a single allowance framework for all financial assets measured at amortized cost and certain off-balance sheet credit exposures. This framework requires that management’s estimate reflects credit losses over the instrument’s remaining expected life and considers expected future changes in macroeconomic conditions.
 • Eliminates existing guidance for PCI loans, and requires recognition of the nonaccretable difference as an increase to the allowance for expected credit losses on financial assets purchased with more than insignificant credit deterioration since origination, with a corresponding increase in the amortized cost of the related loans.
 • Requires inclusion of expected recoveries, limited to the cumulative amount of prior write-offs, when estimating the allowance for credit losses for in scope financial assets (including collateral-dependent assets).
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
• Adopted January 1, 2020. • No impact upon adoption as the guidance is to be applied prospectively. • Refer to Note 15 for further information.
Reference Rate Reform Issued March 2020
 • Provides optional expedients and exceptions to current accounting guidance when financial instruments, hedging relationships, and other transactions are amended due to reference rate reform.
 • Provides an election to account for certain contract amendments related to reference rate reform as modifications rather than extinguishments without the requirement to assess the significance of the amendments.
 • Allows for changes in critical terms of a hedging relationship without automatic termination of that relationship. Provides various practical expedients and elections designed to allow hedge accounting to continue uninterrupted during the transition period.
 • Provides a one-time election to transfer securities out of the held-to-maturity classification if certain criteria are met.

•
Issued and effective March 12, 2020.
•
The Firm expects to apply certain of the practical expedients related to contract modifications and hedge accounting relationships and is evaluating the timing and application of those elections.

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
All forward-looking statements are, by their nature, subject to risks and uncertainties, many of which are beyond the Firm’s control. JPMorgan Chase’s actual future results may differ materially from those set forth in its forward-looking statements. While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ from those in the forward-looking statements:

•	Economic, financial and other impacts of the COVID-19 pandemic;

•	Local, regional and global business, economic and political conditions and geopolitical events;

•	Changes in laws and regulatory requirements, including capital and liquidity requirements affecting the Firm’s businesses, and the ability of the Firm to address those requirements;

•	Heightened regulatory and governmental oversight and scrutiny of JPMorgan Chase’s business practices, including dealings with retail customers;

•	Changes in trade, monetary and fiscal policies and laws;

•	Changes in income tax laws and regulations;

•	Securities and capital markets behavior, including changes in market liquidity and volatility;

•	Changes in investor sentiment or consumer spending or savings behavior;

•	Ability of the Firm to manage effectively its capital and liquidity, including approval of its capital plans by banking regulators;

•	Changes in credit ratings assigned to the Firm or its subsidiaries;

•	Damage to the Firm’s reputation;

•	Ability of the Firm to appropriately address social and environmental and sustainability concerns that may arise from its business activities;

•	Ability of the Firm to deal effectively with an economic slowdown or other economic or market disruption, including, but not limited to, in the interest rate environment;

•	Technology changes instituted by the Firm, its counterparties or competitors;

•	The effectiveness of the Firm’s control agenda;

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
Item 1A: Risk Factors in this form 10-Q and Part I, Item 1A: Risk Factors in JPMorgan Chase’s 2019 Form 10-K.
Any forward-looking statements made by or on behalf of the Firm speak only as of the date they are made, and JPMorgan Chase does not undertake to update any forward-looking statements. The reader should, however, consult any further disclosures of a forward-looking nature the Firm may make in any subsequent Form 10-Ks, Quarterly Reports on Form 10-Qs, or Current Reports on Form 8-K.

JPMorgan Chase & Co.
Consolidated statements of income (unaudited)

	Three months ended March 31,
(in millions, except per share data)	2020	2019
Revenue
Investment banking fees	$1,866	$1,840
Principal transactions	2,937	4,076
Lending- and deposit-related fees(a)	1,706	1,559
Asset management, administration and commissions(a)	4,540	4,037
Investment securities gains	233	13
Mortgage fees and related income	320	396
Card income	1,054	1,274
Other income	1,156	1,475
Noninterest revenue	13,812	14,670
Interest income	19,161	21,389
Interest expense	4,722	6,936
Net interest income	14,439	14,453
Total net revenue	28,251	29,123

Provision for credit losses	8,285	1,495

Noninterest expense
Compensation expense	8,895	8,937
Occupancy expense	1,066	1,068
Technology, communications and equipment expense	2,578	2,364
Professional and outside services	2,028	2,039
Marketing	859	879
Other expense	1,424	1,108
Total noninterest expense	16,850	16,395
Income before income tax expense	3,116	11,233
Income tax expense	251	2,054
Net income	$2,865	$9,179
Net income applicable to common stockholders	$2,431	$8,753
Net income per common share data
Basic earnings per share	$0.79	$2.65
Diluted earnings per share	0.78	2.65

Weighted-average basic shares	3,095.8	3,298.0
Weighted-average diluted shares	3,100.7	3,308.2

(a) In the first quarter of 2020, the Firm reclassified certain fees from asset management, administration and commissions to lending- and deposit-related fees. Prior-period amounts were revised to conform with the current presentation.
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of comprehensive income (unaudited)

	Three months ended March 31,
(in millions)	2020	2019
Net income	$2,865	$9,179
Other comprehensive income/(loss), after–tax
Unrealized gains/(losses) on investment securities	1,119	1,414
Translation adjustments, net of hedges	(330)	(24)
Fair value hedges	88	2
Cash flow hedges	2,465	138
Defined benefit pension and OPEB plans	33	36
DVA on fair value option elected liabilities	2,474	(617)
Total other comprehensive income/(loss), after–tax	5,849	949
Comprehensive income	$8,714	$10,128

The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated balance sheets (unaudited)

(in millions, except share data)	March 31, 2020	December 31, 2019
Assets
Cash and due from banks	$24,001	$21,704
Deposits with banks	343,533	241,927
Federal funds sold and securities purchased under resale agreements (included $235,859 and $14,561 at fair value)	248,580	249,157
Securities borrowed (included $51,576 and $6,237 at fair value)	139,839	139,758
Trading assets (included assets pledged of $143,900 and $111,522)	548,580	411,103
Available-for-sale securities (amortized cost of $394,104 and $345,306; included assets pledged of $16,964 and $10,325)	399,944	350,699
Held-to-maturity securities (net of allowance for credit losses of $19)	71,200	47,540
Investment securities, net of allowance for credit losses	471,144	398,239
Loans (included $6,214 and $7,104 at fair value)	1,015,375	959,769
Allowance for loan losses	(23,244)	(13,123)
Loans, net of allowance for loan losses	992,131	946,646
Accrued interest and accounts receivable	122,064	72,861
Premises and equipment	25,882	25,813
Goodwill, MSRs and other intangible assets	51,867	53,341
Other assets (included $20,675 and $9,111 at fair value and assets pledged of $3,762 and $3,349)	171,810	126,830
Total assets(a)	$3,139,431	$2,687,379
Liabilities
Deposits (included $22,609 and $28,589 at fair value)	$1,836,009	$1,562,431
Federal funds purchased and securities loaned or sold under repurchase agreements (included $194,690 and $549 at fair value)	233,207	183,675
Short-term borrowings (included $24,320 and $5,920 at fair value)	51,909	40,920
Trading liabilities	184,196	119,277
Accounts payable and other liabilities (included $4,131 and $3,728 at fair value)	253,874	210,407
Beneficial interests issued by consolidated VIEs (included $77 and $36 at fair value)	19,630	17,841
Long-term debt (included $68,617 and $75,745 at fair value)	299,344	291,498
Total liabilities(a)	2,878,169	2,426,049
Commitments and contingencies (refer to Notes 23, 24 and 25)
Stockholders’ equity
Preferred stock ($1 par value; authorized 200,000,000 shares; issued 3,006,250 and 2,699,250 shares)	30,063	26,993
Common stock ($1 par value; authorized 9,000,000,000 shares; issued 4,104,933,895 shares)	4,105	4,105
Additional paid-in capital	87,857	88,522
Retained earnings	220,226	223,211
Accumulated other comprehensive income/(loss)	7,418	1,569
Shares held in restricted stock units (“RSU”) Trust, at cost (472,953 shares)	(21)	(21)
Treasury stock, at cost (1,057,911,018 and 1,020,912,567 shares)	(88,386)	(83,049)
Total stockholders’ equity	261,262	261,330
Total liabilities and stockholders’ equity	$3,139,431	$2,687,379

Effective January 1, 2020, the Firm adopted the CECL accounting guidance. Refer to Note 1 for further information.
The following table presents information on assets and liabilities related to VIEs that are consolidated by the Firm at March 31, 2020, and December 31, 2019. The assets of the consolidated VIEs are used to settle the liabilities of those entities. The holders of the beneficial interests generally do not have recourse to the general credit of JPMorgan Chase. The assets and liabilities in the table below include third-party assets and liabilities of consolidated VIEs and exclude intercompany balances that eliminate in consolidation. Refer to Note 14 for a further discussion.

(in millions)	March 31, 2020	December 31, 2019
Assets
Trading assets	$1,935	$2,633
Loans	42,471	42,931
All other assets	991	881
Total assets	$45,397	$46,445
Liabilities
Beneficial interests issued by consolidated VIEs	$19,630	$17,841
All other liabilities	316	447
Total liabilities	$19,946	$18,288
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of changes in stockholders’ equity (unaudited)

	Three months ended March 31,
(in millions, except per share data)	2020	2019
Preferred stock
Balance at the beginning of the period	$26,993	$26,068
Issuance	4,500	1,850
Redemption	(1,430)	(925)
Balance at March 31	30,063	26,993

Common stock
Balance at the beginning and end of the period	4,105	4,105

Additional paid-in capital
Balance at the beginning of the period	88,522	89,162
Shares issued and commitments to issue common stock for employee shared-based compensation awards, and related tax effects	(660)	(949)
Other	(5)	(43)
Balance at March 31	87,857	88,170

Retained earnings
Balance at the beginning of the period	223,211	199,202
Cumulative effect of changes in accounting principle	(2,650)	62
Net income	2,865	9,179
Dividends declared:
Preferred stock	(421)	(374)
Common stock ($0.90 and $0.80 per share)	(2,779)	(2,632)
Balance at March 31	220,226	205,437

Accumulated other comprehensive income/(loss)
Balance at the beginning of the period	1,569	(1,507)
Other comprehensive income/(loss), after-tax	5,849	949
Balance at March 31	7,418	(558)

Shares held in RSU Trust, at cost
Balance at the beginning and end of the period	(21)	(21)

Treasury stock, at cost
Balance at the beginning of the period	(83,049)	(60,494)
Repurchase	(6,397)	(5,091)
Reissuance	1,060	1,296
Balance at March 31	(88,386)	(64,289)

Total stockholders’ equity	$261,262	$259,837

Effective January 1, 2020, the Firm adopted the CECL accounting guidance. Refer to Note 1 for further information.
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of cash flows (unaudited)

	Three months ended March 31,
(in millions)	2020	2019
Operating activities
Net income	$2,865	$9,179
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	8,285	1,495
Depreciation and amortization	2,197	2,038
Deferred tax (benefit)/expense	(1,329)	233
Other	411	640
Originations and purchases of loans held-for-sale	(18,552)	(15,611)
Proceeds from sales, securitizations and paydowns of loans held-for-sale	18,013	23,528
Net change in:
Trading assets	(164,339)	(123,064)
Securities borrowed	145	(11,154)
Accrued interest and accounts receivable	(49,323)	869
Other assets	(61,893)	2,292
Trading liabilities	97,078	13,353
Accounts payable and other liabilities	45,019	10,705
Other operating adjustments	651	4,617
Net cash (used in) operating activities	(120,772)	(80,880)
Investing activities
Net change in:
Federal funds sold and securities purchased under resale agreements	1,120	22,459
Held-to-maturity securities:
Proceeds from paydowns and maturities	2,599	570
Purchases	(205)	—
Available-for-sale securities:
Proceeds from paydowns and maturities	12,420	7,613
Proceeds from sales	50,990	22,289
Purchases	(131,605)	(33,244)
Proceeds from sales and securitizations of loans held-for-investment	7,564	14,584
Other changes in loans, net	(64,925)	3,799
Purchases of assets pursuant to nonrecourse advances provided by the FRBB under the MMLF	(11,985)	—
All other investing activities, net	(1,123)	(1,769)
Net cash provided by/(used in) investing activities	(135,150)	36,301
Financing activities
Net change in:
Deposits	297,976	26,799
Federal funds purchased and securities loaned or sold under repurchase agreements	49,273	40,352
Short-term borrowings	12,455	1,455
Beneficial interests issued by consolidated VIEs	1,613	5,671
Proceeds from long-term borrowings	34,851	15,560
Payments of long-term borrowings	(29,057)	(12,425)
Proceeds from issuance of preferred stock	4,500	1,850
Redemption of preferred stock	(1,430)	(925)
Treasury stock repurchased	(6,517)	(5,091)
Dividends paid	(3,188)	(3,033)
All other financing activities, net	1,829	(778)
Net cash provided by financing activities	362,305	69,435
Effect of exchange rate changes on cash and due from banks and deposits with banks	(2,480)	(1,045)
Net increase in cash and due from banks and deposits with banks	103,903	23,811
Cash and due from banks and deposits with banks at the beginning of the period	263,631	278,793
Cash and due from banks and deposits with banks at the end of the period	$367,534	$302,604
Cash interest paid	$4,374	$7,336
Cash income taxes paid, net	763	534

The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

Refer to the Glossary of Terms and Acronyms on pages 171–176 for definitions of terms and acronyms used throughout the Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Note 1 – Basis of presentation
JPMorgan Chase & Co. (“JPMorgan Chase” or “the Firm”), a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the U.S., with operations worldwide. The Firm is a leader in investment banking, financial services for consumers and small businesses, commercial banking, financial transaction processing and asset management. Refer to Note 26 for a further discussion of the Firm’s business segments.
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
These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, and related notes thereto, included in JPMorgan Chase’s 2019 Form 10-K.
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
Refer to Notes 1 and 14 of JPMorgan Chase’s 2019 Form     10-K for a further description of JPMorgan Chase’s accounting policies regarding consolidation.
Offsetting assets and liabilities
U.S. GAAP permits entities to present derivative receivables and derivative payables with the same counterparty and the related cash collateral receivables and payables on a net basis on the Consolidated balance sheets when a legally enforceable master netting agreement exists. U.S. GAAP also permits securities financing activities to be presented on a net basis when specified conditions are met, including the existence of a legally enforceable master netting agreement. The Firm has elected to net such balances when the specified conditions are met. Refer to Note 1 of JPMorgan Chase’s 2019 Form 10-K for further information on offsetting assets and liabilities.

Accounting standard adopted January 1, 2020
Financial Instruments – Credit Losses (“CECL”)
The adoption of this guidance established a single allowance framework for all financial assets measured at amortized cost and certain off-balance sheet credit exposures. This framework requires that management’s estimate reflects credit losses over the instrument’s remaining expected life and considers expected future changes in macroeconomic conditions. Refer to Note 13 for further information.
The following table presents the impacts to the allowance for credit losses and retained earnings upon adoption of this guidance on January 1, 2020:

(in billions)	December 31, 2019	CECL adoption impact	January 1, 2020
Allowance for credit losses
Consumer, excluding credit card(a)	$2.6	$0.4	$3.0
Credit card	5.7	5.5	11.2
Wholesale(a)	6.0	(1.6)	4.4
Firmwide	$14.3	$4.3	$18.6

Retained earnings
Firmwide allowance increase		$4.3
Balance sheet reclassification(b)		(0.8)
Total pre-tax impact		3.5
Tax effect		(0.8)
Decrease to retained earnings		$2.7

(a)
In conjunction with the adoption of CECL, the Firm reclassified risk-rated business banking and auto dealer loans and lending-related commitments held in CCB from the consumer, excluding credit card portfolio segment to the wholesale portfolio segment, to align with the methodology applied in determining the allowance. Prior-period amounts have been revised to conform with the current presentation. Accordingly, $0.6 billion of the allowance for credit losses at December 31, 2019 and $(0.2) billion of the CECL adoption impact were reclassified.

(b)
Represents the recognition of the nonaccretable difference on purchased credit deteriorated loans and the Firm's election to recognize the reserve for uncollectible accrued interest on credit card loans in the allowance, both of which resulted in a corresponding increase to loans.

Securities Financing Agreements
As permitted by the guidance, the Firm elected the fair value option for certain securities financing agreements. The difference between their carrying amount and fair value was immaterial and was recorded as part of the Firm’s cumulative-effect adjustment. Refer to Note 11 for further information.
Investment securities
Upon adoption, HTM securities are presented net of an allowance for credit losses. The guidance also amended the previous other-than-temporary impairment (“OTTI”) model for AFS securities to incorporate an allowance. Refer to Note 10 for further information.

Credit quality disclosures
As a result of the adoption of this guidance, the Firm expanded credit quality disclosures for financial assets measured at amortized cost particularly within the retained loan portfolios. Refer to Note 12 for further information.
PCD loans
The adoption resulted in a change in the accounting for PCI loans, which are considered purchased credit deteriorated (“PCD”) loans under CECL. Upon adoption, the Firm recognized the nonaccretable difference on PCD loans in the allowance, which resulted in a corresponding increase to loans. PCD loans are subject to the Firm’s nonaccrual and charge-off policies and are now reported in the consumer, excluding credit card portfolio’s residential real estate loan class. Refer to Note 12 for further information.
Changes in credit portfolio segments and classes
In conjunction with the adoption of CECL, the Firm reclassified risk-rated loans and lending-related commitments from the consumer excluding credit card portfolio segment to the wholesale portoflio segment, to align with the methodology applied in determining the allowance. The Firm also revised its loan classes. Prior- period amounts have been revised to conform with the current presentation. Refer to Note 12 for further information.
Accrued interest receivables
As permitted by the guidance, the Firm elected to continue classifying accrued interest on loans, including accrued but unbilled interest on credit card loans, and investment securities in accrued interest and accounts receivables on the Consolidated balance sheets. For credit card loans, accrued interest is recognized in the loan balances as it is billed, with the related allowance recorded in the allowance for credit losses. Changes in the allowance for credit losses on accrued interest on credit card loans are recognized in the provision for credit losses and charge-offs are recognized by reversing interest income. For other loans and securities, the Firm generally does not recognize an allowance for credit losses on accrued interest receivables, consistent with its policy to write them off no later than 90 days past due by reversing interest income.
Capital transition provisions
As disclosed in the Firm’s 2019 Form 10-K, the Firm initially elected to phase-in the January 1, 2020 (“day 1”) CECL adoption impact to retained earnings of $2.7 billion to CET1 capital, at 25% per year in each of 2020 to 2023. As part of their response to the impact of the COVID-19 pandemic, on March 31, 2020, the federal banking agencies issued an interim final rule that provided the option to temporarily delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period (“CECL capital transition provisions”). Refer to Note 22 for further information.

Note 2 – Fair value measurement
Refer to Note 2 of JPMorgan Chase’s 2019 Form 10-K for a discussion of the Firm’s valuation methodologies for assets, liabilities and lending-related commitments measured at fair value and the fair value hierarchy.

The following table presents the assets and liabilities reported at fair value as of March 31, 2020, and December 31, 2019, by major product category and fair value hierarchy.

Assets and liabilities measured at fair value on a recurring basis
	Fair value hierarchy			Derivative netting adjustments(f)

March 31, 2020 (in millions)	Level 1	Level 2	Level 3		Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$235,859	$—	$—	$235,859
Securities borrowed	—	51,576	—	—	51,576
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	—	87,669	519	—	88,188
Residential – nonagency	—	2,665	24	—	2,689
Commercial – nonagency	—	2,250	3	—	2,253
Total mortgage-backed securities	—	92,584	546	—	93,130
U.S. Treasury, GSEs and government agencies(a)	91,922	12,722	—	—	104,644
Obligations of U.S. states and municipalities	—	6,489	9	—	6,498
Certificates of deposit, bankers’ acceptances and commercial paper	—	3,769	—	—	3,769
Non-U.S. government debt securities	37,860	47,058	175	—	85,093
Corporate debt securities	—	22,192	953	—	23,145
Loans(b)	—	42,754	3,354	—	46,108
Asset-backed securities	—	2,739	52	—	2,791
Total debt instruments	129,782	230,307	5,089	—	365,178
Equity securities	82,500	97	213	—	82,810
Physical commodities(c)	4,684	2,498	—	—	7,182
Other	—	11,494	221	—	11,715
Total debt and equity instruments(d)	216,966	244,396	5,523	—	466,885
Derivative receivables:
Interest rate	7,333	392,863	2,307	(365,602)	36,901
Credit	—	19,252	828	(18,895)	1,185
Foreign exchange	288	242,180	1,054	(224,539)	18,983
Equity	—	91,010	5,135	(82,930)	13,215
Commodity	—	37,309	346	(26,291)	11,364
Total derivative receivables	7,621	782,614	9,670	(718,257)	81,648
Total trading assets(e)	224,587	1,027,010	15,193	(718,257)	548,533
Available-for-sale securities:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	—	135,620	—	—	135,620
Residential – nonagency	—	15,443	—	—	15,443
Commercial – nonagency	—	6,313	—	—	6,313
Total mortgage-backed securities	—	157,376	—	—	157,376
U.S. Treasury and government agencies	150,235	—	—	—	150,235
Obligations of U.S. states and municipalities	—	30,545	—	—	30,545
Certificates of deposit	—	76	—	—	76
Non-U.S. government debt securities	13,192	9,569	—	—	22,761
Corporate debt securities	—	802	—	—	802
Asset-backed securities:
Collateralized loan obligations	—	30,975	—	—	30,975
Other	—	7,174	—	—	7,174
Total available-for-sale securities	163,427	236,517	—	—	399,944
Loans	—	5,931	283	—	6,214
Mortgage servicing rights	—	—	3,267	—	3,267
Other assets(e)	6,923	12,724	416	—	20,063
Total assets measured at fair value on a recurring basis	$394,937	$1,569,617	$19,159	$(718,257)	$1,265,456
Deposits	$—	$19,430	$3,179	$—	$22,609
Federal funds purchased and securities loaned or sold under repurchase agreements	—	194,690	—	—	194,690
Short-term borrowings	—	22,281	2,039	—	24,320
Trading liabilities:
Debt and equity instruments(d)	95,909	23,139	61	—	119,109
Derivative payables:
Interest rate	8,752	353,858	2,443	(351,654)	13,399
Credit	—	19,939	939	(18,766)	2,112
Foreign exchange	283	253,779	1,981	(232,749)	23,294
Equity	—	88,241	5,961	(82,165)	12,037
Commodity	—	39,229	771	(25,755)	14,245
Total derivative payables	9,035	755,046	12,095	(711,089)	65,087
Total trading liabilities	104,944	778,185	12,156	(711,089)	184,196
Accounts payable and other liabilities	3,407	709	15	—	4,131
Beneficial interests issued by consolidated VIEs	—	77	—	—	77
Long-term debt	—	48,476	20,141	—	68,617
Total liabilities measured at fair value on a recurring basis	$108,351	$1,063,848	$37,530	$(711,089)	$498,640

	Fair value hierarchy			Derivative netting adjustments(f)

December 31, 2019 (in millions)	Level 1	Level 2	Level 3		Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$14,561	$—	$—	$14,561
Securities borrowed	—	6,237	—	—	6,237
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	—	44,510	797	—	45,307
Residential – nonagency	—	1,977	23	—	2,000
Commercial – nonagency	—	1,486	4	—	1,490
Total mortgage-backed securities	—	47,973	824	—	48,797
U.S. Treasury, GSEs and government agencies(a)	78,289	10,295	—	—	88,584
Obligations of U.S. states and municipalities	—	6,468	10	—	6,478
Certificates of deposit, bankers’ acceptances and commercial paper	—	252	—	—	252
Non-U.S. government debt securities	26,600	27,169	155	—	53,924
Corporate debt securities	—	17,956	558	—	18,514
Loans(b)	—	47,047	1,382	—	48,429
Asset-backed securities	—	2,593	37	—	2,630
Total debt instruments	104,889	159,753	2,966	—	267,608
Equity securities	71,890	244	196	—	72,330
Physical commodities(c)	3,638	3,579	—	—	7,217
Other	—	13,896	232	—	14,128
Total debt and equity instruments(d)	180,417	177,472	3,394	—	361,283
Derivative receivables:
Interest rate	721	311,173	1,400	(285,873)	27,421
Credit	—	14,252	624	(14,175)	701
Foreign exchange	117	137,938	432	(129,482)	9,005
Equity	—	43,642	2,085	(39,250)	6,477
Commodity	—	17,058	184	(11,080)	6,162
Total derivative receivables	838	524,063	4,725	(479,860)	49,766
Total trading assets(e)	181,255	701,535	8,119	(479,860)	411,049
Available-for-sale securities:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	—	110,117	—	—	110,117
Residential – nonagency	—	12,989	1	—	12,990
Commercial – nonagency	—	5,188	—	—	5,188
Total mortgage-backed securities	—	128,294	1	—	128,295
U.S. Treasury and government agencies	139,436	—	—	—	139,436
Obligations of U.S. states and municipalities	—	29,810	—	—	29,810
Certificates of deposit	—	77	—	—	77
Non-U.S. government debt securities	12,966	8,821	—	—	21,787
Corporate debt securities	—	845	—	—	845
Asset-backed securities:
Collateralized loan obligations	—	24,991	—	—	24,991
Other	—	5,458	—	—	5,458
Total available-for-sale securities	152,402	198,296	1	—	350,699
Loans	—	7,104	—	—	7,104
Mortgage servicing rights	—	—	4,699	—	4,699
Other assets(e)	7,305	452	724	—	8,481
Total assets measured at fair value on a recurring basis	$340,962	$928,185	$13,543	$(479,860)	$802,830
Deposits	$—	$25,229	$3,360	$—	$28,589
Federal funds purchased and securities loaned or sold under repurchase agreements	—	549	—	—	549
Short-term borrowings	—	4,246	1,674	—	5,920
Trading liabilities:
Debt and equity instruments(d)	59,047	16,481	41	—	75,569
Derivative payables:
Interest rate	795	276,746	1,732	(270,670)	8,603
Credit	—	14,358	763	(13,469)	1,652
Foreign exchange	109	143,960	1,039	(131,950)	13,158
Equity	—	47,261	5,480	(40,204)	12,537
Commodity	—	19,685	200	(12,127)	7,758
Total derivative payables	904	502,010	9,214	(468,420)	43,708
Total trading liabilities	59,951	518,491	9,255	(468,420)	119,277
Accounts payable and other liabilities	3,231	452	45	—	3,728
Beneficial interests issued by consolidated VIEs	—	36	—	—	36
Long-term debt	—	52,406	23,339	—	75,745
Total liabilities measured at fair value on a recurring basis	$63,182	$601,409	$37,673	$(468,420)	$233,844

(a)	At March 31, 2020, and December 31, 2019, included total U.S. GSE obligations of $161.2 billion and $104.5 billion, respectively, which were mortgage-related.

(b)
At March 31, 2020, and December 31, 2019, included within trading loans were $15.9 billion and $19.8 billion, respectively, of residential first-lien mortgages, and $3.0 billion and $3.4 billion, respectively, of commercial first-lien mortgages. Residential mortgage loans include conforming mortgage loans originated with the intent to sell to U.S. GSEs and government agencies of $8.9 billion and $13.6 billion, respectively.

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

(e)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient are not required to be classified in the fair value hierarchy. At March 31, 2020, and December 31, 2019, the fair values of these investments, which include certain hedge funds, private equity funds, real estate and other funds, were $659 million and $684 million, respectively. Included in these balances at March 31, 2020, and December 31, 2019, were trading assets of $47 million and $54 million, respectively, and other assets of $612 million and $630 million, respectively.

(f)
As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists. The level 3 balances would be reduced if netting were applied, including the netting benefit associated with cash collateral.

Level 3 valuations
Refer to Note 2 of JPMorgan Chase’s 2019 Form 10-K for further information on the Firm’s valuation process and a detailed discussion of the determination of fair value for individual financial instruments.
The following table presents the Firm’s primary level 3 financial instruments, the valuation techniques used to measure the fair value of those financial instruments, the significant unobservable inputs, the range of values for those inputs and the weighted or arithmetic averages of such inputs. While the determination to classify an instrument within level 3 is based on the significance of the unobservable inputs to the overall fair value measurement, level 3 financial instruments typically include observable components (that is, components that are actively quoted and can be validated to external sources) in addition to the unobservable components. The level 1 and/or level 2 inputs are not included in the table. In addition, the Firm manages the risk of the observable components of level 3 financial instruments using securities and derivative positions that are classified within levels 1 or 2 of the fair value hierarchy.

The range of values presented in the table is representative of the highest and lowest level input used to value the significant groups of instruments within a product/instrument classification. Where provided, the weighted averages of the input values presented in the table are calculated based on the fair value of the instruments that the input is being used to value.
In the Firm’s view, the input range, weighted and arithmetic average values do not reflect the degree of input uncertainty or an assessment of the reasonableness of the Firm’s estimates and assumptions. Rather, they reflect the characteristics of the various instruments held by the Firm and the relative distribution of instruments within the range of characteristics. For example, two option contracts may have similar levels of market risk exposure and valuation uncertainty, but may have significantly different implied volatility levels because the option contracts have different underlyings, tenors, or strike prices. The input range and weighted average values will therefore vary from period-to-period and parameter-to-parameter based on the characteristics of the instruments held by the Firm at each balance sheet date.

Level 3 inputs(a)
March 31, 2020
Product/Instrument	Fair value (in millions)	Principal valuation technique	Unobservable inputs(g)	Range of input values			Average(i)
Residential mortgage-backed securities and loans(b)	$1,142	Discounted cash flows	Yield	1%	–	25%	5%
			Prepayment speed	0%	–	39%	11%
			Conditional default rate	0%	–	30%	14%
			Loss severity	0%	–	100%	8%
Commercial mortgage-backed securities and loans(c)	509	Market comparables	Price	$0	–	$106	$92
Obligations of U.S. states and municipalities	9	Market comparables	Price	$78	–	$100	$97
Corporate debt securities	953	Market comparables	Price	$4	–	$104	$71
Loans(d)	167	Discounted cash flows	Yield	4%	–	30%	7%
	2,365	Market comparables	Price	$5	–	$100	$73
Asset-backed securities	52	Market comparables	Price	$1	–	$94	$61
Net interest rate derivatives	(192)	Option pricing	Interest rate volatility	6%	–	91%	21%
			Interest rate spread volatility	16 bps	–	30 bps	23 bps
			Interest rate correlation	(65)%	–	94%	38%
			IR-FX correlation	(50)%	–	35%	1%
	56	Discounted cash flows	Prepayment speed	4%	–	30%	3%
Net credit derivatives	(147)	Discounted cash flows	Credit correlation	37%	–	77%	50%
			Credit spread	8 bps	–	2,230 bps	516 bps
			Recovery rate	1%	–	70%	50%
			Conditional default rate	2%	–	23%	11%
			Loss severity	100%			100%
	36	Market comparables	Price	$1	–	$115	$60
Net foreign exchange derivatives	(784)	Option pricing	IR-FX correlation	(58)%	–	70%	33%
	(143)	Discounted cash flows	Prepayment speed	9%			9%
Net equity derivatives	(826)	Option pricing	Forward equity price(h)	54%	–	106%	98%
			Equity volatility	4%	–	179%	40%
			Equity correlation	25%	–	100%	78%
			Equity-FX correlation	(77)%	–	40%	(17)%
			Equity-IR correlation	20%	–	35%	28%
Net commodity derivatives	(425)	Option pricing	Forward industrial metal price	$ 1,166 / MT	–	$ 15,357 / MT	$ 6,159 / MT
			Forward power price	$ 12 /MWH	–	$ 53 /MWH	$ 22 /MWH
			Commodity volatility	3%	–	236%	29%
			Commodity correlation	(45)%	–	95%	31%
MSRs	3,267	Discounted cash flows	Refer to Note 15
Other assets	242	Discounted cash flows	Credit spread	45 bps			45 bps
			Yield	12%			12%
	395	Market comparables	Price	$16	–	$119	$37
Long-term debt, short-term borrowings, and deposits(e)	25,359	Option pricing	Interest rate volatility	6%	–	91%	21%
			Interest rate correlation	(65)%	–	94%	38%
			IR-FX correlation	(50)%	–	35%	1%
			Equity correlation	25%	–	100%	78%
			Equity-FX correlation	(77)%	–	40%	(17)%
			Equity-IR correlation	20%	–	35%	28%
Other level 3 assets and liabilities, net(f)	312

(a)
The categories presented in the table have been aggregated based upon the product type, which may differ from their classification on the Consolidated balance sheets. Furthermore, the inputs presented for each valuation technique in the table are, in some cases, not applicable to every instrument valued using the technique as the characteristics of the instruments can differ.

(b)	Comprises U.S. GSEs and government agency securities of $519 million, nonagency securities of $24 million and trading loans of $599 million.

(c)	Comprises nonagency securities of $3 million, trading loans of $223 million and non-trading loans of $283 million.

(d)	Comprises trading loans.

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

(h)	Forward equity price is expressed as a percentage of the current equity price.

(i)	Amounts represent weighted averages except for derivative related inputs where arithmetic averages are used.

Changes in and ranges of unobservable inputs
Refer to Note 2 of JPMorgan Chase’s 2019 Form 10-K for a discussion of the impact on fair value of changes in unobservable inputs and the relationships between unobservable inputs as well as a description of attributes of the underlying instruments and external market factors that affect the range of inputs used in the valuation of the Firm’s positions.
Changes in level 3 recurring fair value measurements
The following tables include a rollforward of the Consolidated balance sheets amounts (including changes in fair value) for financial instruments classified by the Firm within level 3 of the fair value hierarchy for the three months ended March 31, 2020 and 2019. When a determination is made to classify a financial instrument within level 3, the determination is based on the significance of the unobservable inputs to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. Also, the Firm risk-manages the observable components of level 3 financial instruments using securities and derivative positions that are classified within level 1 or 2 of the fair value hierarchy; as these level 1 and level 2 risk management instruments are not included below, the gains or losses in the following tables do not reflect the effect of the Firm’s risk management activities related to such level 3 instruments.

	Fair value measurements using significant unobservable inputs
Three months ended March 31, 2020 (in millions)	Fair value at Jan 1, 2020	Total realized/unrealized gains/(losses)						Transfers into level 3(h)	Transfers (out of) level 3(h)	Fair value at March 31, 2020	Change in unrealized gains/(losses) related to financial instruments held at March 31, 2020
				Purchases(f)	Sales		Settlements(g)
Assets:(a)
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	$797	$(139)		$19	$(116)		$(42)	$—	$—	$519	$(131)
Residential – nonagency	23	(1)		2	—		—	—	—	24	(1)
Commercial – nonagency	4	—		1	—		(1)	1	(2)	3	—
Total mortgage-backed securities	824	(140)		22	(116)		(43)	1	(2)	546	(132)
Obligations of U.S. states and municipalities	10	—		—	(1)		—	—	—	9	—
Non-U.S. government debt securities	155	(12)		90	(57)		—	—	(1)	175	(10)
Corporate debt securities	558	(55)		292	(42)		—	227	(27)	953	(50)
Loans	1,382	(161)		699	(162)		(53)	1,788	(139)	3,354	(190)
Asset-backed securities	37	(2)		36	(15)		(1)	—	(3)	52	(1)
Total debt instruments	2,966	(370)		1,139	(393)		(97)	2,016	(172)	5,089	(383)
Equity securities	196	(38)		10	(4)		—	82	(33)	213	(39)
Other	232	(1)		9	(5)		(12)	—	(2)	221	2
Total trading assets – debt and equity instruments	3,394	(409)	(c)	1,158	(402)		(109)	2,098	(207)	5,523	(420)	(c)
Net derivative receivables:(b)
Interest rate	(332)	642		66	(50)		(241)	(172)	(49)	(136)	282
Credit	(139)	108		18	(128)		(33)	60	3	(111)	65
Foreign exchange	(607)	(339)		38	(4)		(14)	—	(1)	(927)	(508)
Equity	(3,395)	3,037		59	(548)		583	(656)	94	(826)	3,707
Commodity	(16)	(403)		4	(15)		9	(6)	2	(425)	(399)
Total net derivative receivables	(4,489)	3,045	(c)	185	(745)		304	(774)	49	(2,425)	3,147	(c)
Available-for-sale securities:
Mortgage-backed securities	1	—		—	—		(1)	—	—	—	—
Total available-for-sale securities	1	—		—	—		(1)	—	—	—	—
Loans	—	(11)	(c)	—	—		—	294	—	283	(10)	(c)
Mortgage servicing rights	4,699	(1,382)	(d)	273	(75)		(248)	—	—	3,267	(1,382)	(d)
Other assets	724	(82)	(c)	2	(28)		(200)	—	—	416	(81)	(c)

	Fair value measurements using significant unobservable inputs
Three months ended March 31, 2020 (in millions)	Fair value at Jan 1, 2020	Total realized/unrealized (gains)/losses						Transfers into level 3(h)	Transfers (out of) level 3(h)	Fair value at March 31, 2020	Change in unrealized (gains)/losses related to financial instruments held at March 31, 2020
				Purchases	Sales	Issuances	Settlements(g)
Liabilities:(a)
Deposits	$3,360	$(149)	(c)(e)	$—	$—	$386	$(172)	$4	$(250)	$3,179	$(135)	(c)(e)
Short-term borrowings	1,674	(345)	(c)(e)	—	—	1,615	(929)	40	(16)	2,039	(409)	(c)(e)
Trading liabilities – debt and equity instruments	41	3	(c)	(75)	7	—	—	86	(1)	61	6	(c)
Accounts payable and other liabilities	45	(8)	(c)	(23)	1	—	—	—	—	15	(7)	(c)
Beneficial interests issued by consolidated VIEs	—	—		—	—	—	—	—	—	—	—
Long-term debt	23,339	(4,110)	(c)(e)	—	—	4,607	(3,549)	370	(516)	20,141	(3,984)	(c)(e)

	Fair value measurements using significant unobservable inputs
Three months ended March 31, 2019 (in millions)	Fair value at Jan 1, 2019	Total realized/unrealized gains/(losses)								Transfers into level 3(h)	Transfers (out of) level 3(h)	Fair value at March 31, 2019	Change in unrealized gains/(losses) related to financial instruments held at March 31, 2019
				Purchases(f)	Sales			Settlements(g)
Assets:(a)
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	$549	$(15)		$5	$(100)			$(18)		$1	$(10)	$412	$(16)
Residential – nonagency	64	24		70	(69)			(1)		15	(18)	85	1
Commercial – nonagency	11	2		12	(19)			(2)		15	(2)	17	1
Total mortgage-backed securities	624	11		87	(188)			(21)		31	(30)	514	(14)
Obligations of U.S. states and municipalities	689	13		1	(74)			(6)		—	—	623	14
Non-U.S. government debt securities	155	(1)		71	(54)			—		2	(3)	170	(1)
Corporate debt securities	334	22		223	(7)			—		28	(32)	568	39
Loans	1,706	83		72	(118)			(120)		159	(41)	1,741	83
Asset-backed securities	127	(2)		17	(21)			(7)		20	(15)	119	(4)
Total debt instruments	3,635	126		471	(462)			(154)		240	(121)	3,735	117
Equity securities	232	(2)		15	(79)			(22)		75	(17)	202	(2)
Other	301	4		12	(1)			(11)		1	(2)	304	13
Total trading assets – debt and equity instruments	4,168	128	(c)	498	(542)			(187)		316	(140)	4,241	128	(c)
Net derivative receivables:(b)
Interest rate	(38)	(322)		19	(27)	(i)		178	(i)	18	25	(147)	(376)
Credit	(107)	(17)		—	(1)			6		3	1	(115)	(21)
Foreign exchange	(297)	(245)		1	(9)			181		(8)	21	(356)	(220)
Equity	(2,225)	731		127	(297)			(401)		(67)	66	(2,066)	226
Commodity	(1,129)	533		3	(88)			24		1	(9)	(665)	507
Total net derivative receivables	(3,796)	680	(c)	150	(422)			(12)		(53)	104	(3,349)	116	(c)
Available-for-sale securities:
Mortgage-backed securities	1	—		—	—			(1)		—	—	—	—
Total available-for-sale securities	1	—		—	—			(1)		—	—	—	—
Loans	122	3	(c)	—	—			(2)		—	—	123	3	(c)
Mortgage servicing rights	6,130	(299)	(d)	436	(111)			(199)		—	—	5,957	(299)	(d)
Other assets	927	(7)	(c)	9	(80)			(1)		—	(7)	841	(10)	(c)

	Fair value measurements using significant unobservable inputs
Three months ended March 31, 2019 (in millions)	Fair value at Jan 1, 2019	Total realized/unrealized (gains)/losses								Transfers into level 3(h)	Transfers (out of) level 3(h)	Fair value at March 31, 2019	Change in unrealized (gains)/losses related to financial instruments held at March 31, 2019
				Purchases	Sales		Issuances	Settlements(g)
Liabilities:(a)
Deposits	$4,169	$152	(c)(e)	$—	$—		$335	$(24)		$—	$(104)	$4,528	$144	(c)(e)
Short-term borrowings	1,523	46	(c)(e)	—	—		651	(601)		1	(118)	1,502	80	(c)(e)
Trading liabilities – debt and equity instruments	50	—		(2)	11		—	—		3	(10)	52	1	(c)
Accounts payable and other liabilities	10	—		(5)	10		—	—		—	—	15	—
Beneficial interests issued by consolidated VIEs	1	(1)	(c)	—	—		—	—		—	—	—	—
Long-term debt	19,418	1,273	(c)(e)	—	—		2,051	(1,188)		273	(172)	21,655	1,625	(c)(e)

(a)
Level 3 assets as a percentage of total Firm assets accounted for at fair value (including assets measured at fair value on a nonrecurring basis) were 2% at both March 31, 2020 and December 31, 2019, respectively. Level 3 liabilities as a percentage of total Firm liabilities accounted for at fair value (including liabilities measured at fair value on a nonrecurring basis) were 8% and 16%, at March 31, 2020 and December 31, 2019, respectively.

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

(e)
Realized (gains)/losses due to DVA for fair value option elected liabilities are reported in principal transactions revenue, and were not material for the three months ended March 31, 2020 and 2019, respectively. Unrealized (gains)/losses are reported in OCI, and they were $(1.1) billion and $176 million for the three months ended March 31, 2020 and 2019, respectively.

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

(i)	The prior-period amounts have been revised to conform with the current period presentation.
Level 3 analysis
Consolidated balance sheets changes
Level 3 assets, including assets measured at fair value on a nonrecurring basis, were 0.6% of total Firm assets at March 31, 2020. The following describes significant changes to level 3 assets since December 31, 2019, for those items measured at fair value on a recurring basis. Refer to Assets and liabilities measured at fair value on a nonrecurring basis on page 96 for further information on changes impacting items measured at fair value on a nonrecurring basis.
Three months ended March 31, 2020
Level 3 assets were $19.2 billion at March 31, 2020, reflecting an increase of $5.6 billion from December 31, 2019 reflective of heightened market volatility and net transfers largely due to:

•	$2.0 billion increase in trading loans.

•	$3.1 billion increase in gross equity derivative receivables.

•	$1.4 billion decrease in MSRs.
Refer to the sections below for additional information.
Transfers between levels for instruments carried at fair value on a recurring basis
For the three months ended March 31, 2020, significant transfers from level 2 into level 3 included the following:

•	$2.1 billion of total debt and equity instruments, predominantly trading loans, driven by a decrease in observability.

•
$1.0 billion of gross equity derivative receivables and $1.7 billion of gross equity derivative payables as a result of a decrease in observability and an increase in the significance of unobservable inputs.

For the three months ended March 31, 2020, there were no significant transfers from level 3 into level 2.
For the three months ended March 31, 2019, there were no significant transfers from level 2 into level 3 or from level 3 into level 2.
All transfers are based on changes in the observability and/or significance of the valuation inputs and are assumed to occur at the beginning of the quarterly reporting period in which they occur.

Gains and losses
The following describes significant components of total realized/unrealized gains/(losses) for instruments measured at fair value on a recurring basis for the periods indicated. These amounts exclude any effects of the Firm’s risk management activities where the financial instruments are classified as level 1 and 2 of the fair value hierarchy. Refer to Changes in level 3 recurring fair value measurements rollforward tables on pages 92–95 for further information on these instruments.
Three months ended March 31, 2020

•
$1.2 billion of net gains on assets, driven by gains in net equity derivative receivables due to market movements largely offset by losses in MSRs reflecting faster prepayment speeds on lower rates. Refer to Note 15 for information on MSRs.

•	$4.6 billion of net gains on liabilities, predominantly driven by market movements in long-term debt.
Three months ended March 31, 2019

•	$505 million of net gains on assets, none of which were individually significant.

•	$1.5 billion of net losses on liabilities predominantly driven by market movements in long-term debt.
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

	Three months ended March 31,
(in millions)	2020	2019
Credit and funding adjustments:
Derivatives CVA	$(924)	$60
Derivatives FVA	(1,021)	152

Refer to Note 2 of JPMorgan Chase’s 2019 Form 10-K for further information about both credit and funding adjustments, as well as information about valuation adjustments on fair value option elected liabilities.

Assets and liabilities measured at fair value on a nonrecurring basis
The following tables present the assets and liabilities held as of March 31, 2020 and 2019, respectively, for which nonrecurring fair value adjustments were recorded during the three months ended March 31, 2020 and 2019, respectively, by major product category and fair value hierarchy.

	Fair value hierarchy					Total fair value
March 31, 2020 (in millions)	Level 1	Level 2		Level 3
Loans	$—	$2,336	(c)	$559	(d)	$2,895
Other assets(a)	—	11		334		345
Total assets measured at fair value on a nonrecurring basis	$—	$2,347		$893		$3,240
Accounts payable and other liabilities(b)	—	—		775		775
Total liabilities measured at fair value on a nonrecurring basis	$—	$—		$775		$775

	Fair value hierarchy			Total fair value
March 31, 2019 (in millions)	Level 1	Level 2	Level 3
Loans	$—	$441	$84	$525
Other assets	—	11	456	467
Total assets measured at fair value on a nonrecurring basis	$—	$452	$540	$992

(a)
Primarily includes equity securities without readily determinable fair values that were adjusted based on observable price changes in orderly transactions from an identical or similar investment of the same issuer (measurement alternative). Of the $334 million in level 3 assets measured at fair value on a nonrecurring basis as of March 31, 2020, $194 million related to equity securities adjusted based on the measurement alternative. These equity securities are classified as level 3 due to the infrequency of the observable prices and/or the restrictions on the shares.

(b)
Represents at March 31, 2020 the markdowns associated with $9.4 billion of held-for-sale positions related to unfunded commitments in the bridge financing portfolio. There were no liabilities measured at fair value on a nonrecurring basis at March 31, 2019.

(c)	Primarily includes certain mortgage loans that were reclassified to held-for-sale.

(d)
Of the $559 million in level 3 assets measured at fair value on a nonrecurring basis as of March 31, 2020, $294 million related to residential real estate loans carried at the net realizable value of the underlying collateral (e.g., collateral-dependent loans). These amounts are classified as level 3 as they are valued using information from broker’s price opinions, appraisals and automated valuation models and discounted based upon the Firm’s experience with actual liquidation values. These discounts ranged from 16% to 46% with a weighted average of 28%.

Nonrecurring fair value changes
The following table presents the total change in value of assets and liabilities for which fair value adjustments have been recognized for the three months ended March 31, 2020 and 2019, related to assets and liabilities held at those dates.

	Three months ended March 31,
(in millions)	2020		2019
Loans	$(267)	(b)	$(21)
Other assets(a)	(169)		71
Accounts payable and other liabilities	(775)	(c)	—
Total nonrecurring fair value gains/(losses)	$(1,211)		$50

(a)	Included $(154) million and $78 million for the three months ended March 31, 2020 and 2019, respectively of net (losses)/gains as a result of the measurement alternative.

(b)	Includes the impact of certain mortgage loans that were reclassified to held-for-sale.

(c)	Represents markdowns on held-for-sale positions related to unfunded commitments in the bridge financing portfolio.
Refer to Note 12 for further information about the measurement of collateral-dependent loans.

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
The following table presents the carrying value of equity securities without readily determinable fair values still held as of March 31, 2020 and 2019, that are measured under the measurement alternative and the related adjustments recorded during the periods presented for those securities with observable price changes. These securities are included in the nonrecurring fair value tables when applicable price changes are observable.

	Three months ended
	March 31
As of or for the period ended,
(in millions)	2020	2019
Other assets
Carrying value(a)	$2,560	$1,819
Upward carrying value changes(b)	9	84
Downward carrying value changes/impairment(c)	(162)	(6)

(a)	The carrying value as of December 31, 2019 was $2.4 billion.

(b)	The cumulative upward carrying value changes between January 1, 2018 and March 31, 2020 were $524 million.

(c)	The cumulative downward carrying value changes/impairment between January 1, 2018 and March 31, 2020 were $(360) million.
Included in other assets above is the Firm’s interest in approximately 40 million Visa Class B shares, recorded at a nominal carrying value. These shares are subject to certain transfer restrictions currently and will be convertible into Visa Class A shares upon final resolution of certain litigation matters involving Visa. The conversion rate of Visa Class B shares into Visa Class A shares is 1.6228 at March 31, 2020, and may be adjusted by Visa depending on developments related to the litigation matters.

Additional disclosures about the fair value of financial instruments that are not carried on the Consolidated balance sheets at fair value
The following table presents by fair value hierarchy classification the carrying values and estimated fair values at March 31, 2020, and December 31, 2019, of financial assets and liabilities, excluding financial instruments that are carried at fair value on a recurring basis, and their classification within the fair value hierarchy.

	March 31, 2020					December 31, 2019
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value
Financial assets
Cash and due from banks	$24.0	$24.0	$—	$—	$24.0	$21.7	$21.7	$—	$—	$21.7
Deposits with banks	343.5	343.5	—	—	343.5	241.9	241.9	—	—	241.9
Accrued interest and accounts receivable	121.3	—	121.3	—	121.3	71.3	—	71.2	0.1	71.3
Federal funds sold and securities purchased under resale agreements	12.7	—	12.7	—	12.7	234.6	—	234.6	—	234.6
Securities borrowed	88.3	—	88.3	—	88.3	133.5	—	133.5	—	133.5
Investment securities, held-to-maturity	71.2	0.1	73.4	—	73.5	47.5	0.1	48.8	—	48.9
Loans, net of allowance for loan losses(a)	985.9	—	217.4	778.6	996.0	939.5	—	214.1	734.9	949.0
Other	93.5	—	92.9	0.8	93.7	61.3	—	60.6	0.8	61.4
Financial liabilities
Deposits	$1,813.4	$—	$1,813.7	$—	$1,813.7	$1,533.8	$—	$1,534.1	$—	$1,534.1
Federal funds purchased and securities loaned or sold under repurchase agreements	38.5	—	38.5	—	38.5	183.1	—	183.1	—	183.1
Short-term borrowings	27.6	—	27.6	—	27.6	35.0	—	35.0	—	35.0
Accounts payable and other liabilities	211.3	0.5	206.2	4.2	210.9	164.0	0.1	160.0	3.5	163.6
Beneficial interests issued by consolidated VIEs	19.6	—	19.6	—	19.6	17.8	—	17.9	—	17.9
Long-term debt	230.5	—	219.8	3.5	223.3	215.5	—	218.3	3.5	221.8

(a)
Fair value is typically estimated using a discounted cash flow model that incorporates the characteristics of the underlying loans (including principal, contractual interest rate and contractual fees) and other key inputs, including expected lifetime credit losses, interest rates, prepayment rates, and primary origination or secondary market spreads. For certain loans, the fair value is measured based on the value of the underlying collateral. Carrying value of the loan takes into account the loan’s allowance for loan losses, which represents the loan’s expected credit losses over its remaining expected life. The difference between the estimated fair value and carrying value of a loan is generally attributable to changes in market interest rates, including credit spreads, market liquidity premiums and other factors that affect the fair value of a loan but do not affect its carrying value.

The majority of the Firm’s lending-related commitments are not carried at fair value on a recurring basis on the Consolidated balance sheets. The carrying value and the estimated fair value of these wholesale lending-related commitments were as follows for the periods indicated.

	March 31, 2020					December 31, 2019
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value(a) (b)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value(a)	Level 1	Level 2	Level 3	Total estimated fair value
Wholesale lending-related commitments	$2.8	$—	$—	$3.3	$3.3	$1.2	$—	$—	$1.9	$1.9

(a)	Excludes the current carrying values of the guarantee liability and the offsetting asset, each of which is recognized at fair value at the inception of the guarantees.

(b)	Includes the wholesale allowance for lending-related commitments and markdowns associated with held-for-sale positions related to unfunded commitments in the bridge financing portfolio.
The Firm does not estimate the fair value of consumer off-balance sheet lending-related commitments. In many cases, the Firm can reduce or cancel these commitments by providing the borrower notice or, in some cases as permitted by law, without notice. Refer to page 156 of JPMorgan Chase’s 2019 Form 10-K for a further discussion of the valuation of lending-related commitments.

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
The Firm’s election of fair value includes the following instruments:

•	Loans purchased or originated as part of securitization warehousing activity, subject to bifurcation accounting, or managed on a fair value basis, including lending-related commitments

•	Certain securities financing agreements

•	Owned beneficial interests in securitized financial assets that contain embedded credit derivatives, which would otherwise be required to be separately accounted for as a derivative instrument

•	Structured notes, which are predominantly financial instruments that contain embedded derivatives, that are issued as part of client-driven activities

•	Certain long-term beneficial interests issued by CIB’s consolidated securitization trusts where the underlying assets are carried at fair value
Changes in fair value under the fair value option election
The following table presents the changes in fair value included in the Consolidated statements of income for the three months ended March 31, 2020 and 2019, for items for which the fair value option was elected. The profit and loss information presented below only includes the financial instruments that were elected to be measured at fair value; related risk management instruments, which are required to be measured at fair value, are not included in the table.

	Three months ended March 31,
	2020				2019
(in millions)	Principal transactions	All other income		Total changes in fair value recorded (e)	Principal transactions	All other income		Total changes in fair value recorded (e)
Federal funds sold and securities purchased under resale agreements	$543	$—		$543	$11	$—		$11
Securities borrowed	226	—		226	37	—		37
Trading assets:
Debt and equity instruments, excluding loans	(2,438)	(1)	(c)	(2,439)	1,354	—		1,354
Loans reported as trading assets:
Changes in instrument-specific credit risk	(589)	(23)	(c)	(612)	248	3	(c)	251
Other changes in fair value	275	741	(c)	1,016	80	237	(c)	317
Loans:
Changes in instrument-specific credit risk	(4)	—		(4)	5	—		5
Other changes in fair value	19	—		19	—	—		—
Other assets	61	(17)	(d)	44	1	—		1
Deposits(a)	(103)	—		(103)	(496)	—		(496)
Federal funds purchased and securities loaned or sold under repurchase agreements	(259)	—		(259)	(5)	—		(5)
Short-term borrowings(a)	1,720	—		1,720	(704)	—		(704)
Trading liabilities	—	—		—	3	—		3
Other liabilities	(35)	—		(35)	(4)	—		(4)
Long-term debt(a)(b)	4,181	5	(c)	4,186	(2,836)	—		(2,836)

(a)
Unrealized gains/(losses) due to instrument-specific credit risk (DVA) for liabilities for which the fair value option has been elected are recorded in OCI, while realized gains/(losses) are recorded in principal transactions revenue. Realized gains/(losses) due to instrument-specific credit risk recorded in principal transactions revenue were $(2) million for the three months ended March 31, 2020 and were not material for the three months ended March, 31, 2019.

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

Difference between aggregate fair value and aggregate remaining contractual principal balance outstanding
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of March 31, 2020, and December 31, 2019, for loans, long-term debt and long-term beneficial interests for which the fair value option has been elected.

	March 31, 2020				December 31, 2019
(in millions)	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding
Loans(a)
Nonaccrual loans
Loans reported as trading assets	$3,610		$1,092	$(2,518)	$3,717		$1,111	$(2,606)
Loans	274		238	(36)	178		139	(39)
Subtotal	3,884		1,330	(2,554)	3,895		1,250	(2,645)
All other performing loans
Loans reported as trading assets	47,193		45,016	(2,177)	48,570		47,318	(1,252)
Loans	6,047		5,976	(71)	7,046		6,965	(81)
Total loans	$57,124		$52,322	$(4,802)	$59,511		$55,533	$(3,978)
Long-term debt
Principal-protected debt	$40,994	(c)	$37,947	$(3,047)	$40,124	(c)	$39,246	$(878)
Nonprincipal-protected debt(b)	NA		30,670	NA	NA		36,499	NA
Total long-term debt	NA		$68,617	NA	NA		$75,745	NA
Long-term beneficial interests
Nonprincipal-protected debt(b)	NA		$77	NA	NA		$36	NA
Total long-term beneficial interests	NA		$77	NA	NA		$36	NA

(a)	There were no performing loans that were ninety days or more past due as of March 31, 2020, and December 31, 2019, respectively.

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

At March 31, 2020, and December 31, 2019, the contractual amount of lending-related commitments for which the fair value option was elected was $7.3 billion and $6.5 billion, respectively, with a corresponding fair value of $(97) million and $(94) million, respectively. Refer to Note 28 of JPMorgan Chase’s 2019 Form 10-K, and Note 23 of this Form 10-Q for further information regarding off-balance sheet lending-related financial instruments. The prior period amount has been revised to conform with the current period presentation.
Structured note products by balance sheet classification and risk component
The following table presents the fair value of structured notes, by balance sheet classification and the primary risk type.

	March 31, 2020				December 31, 2019
(in millions)	Long-term debt	Short-term borrowings	Deposits	Total	Long-term debt	Short-term borrowings	Deposits	Total
Risk exposure
Interest rate	$35,203	$38	$11,699	$46,940	$35,470	$34	$16,692	$52,196
Credit	4,749	771	—	5,520	5,715	875	—	6,590
Foreign exchange	3,596	67	54	3,717	3,862	48	5	3,915
Equity	23,983	4,177	7,455	35,615	29,294	4,852	8,177	42,323
Commodity	419	25	1,140	1,584	472	32	1,454	1,958
Total structured notes	$67,950	$5,078	$20,348	$93,376	$74,813	$5,841	$26,328	$106,982

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

The table below presents both on–balance sheet and off–balance sheet consumer and wholesale-related credit exposure by the Firm’s three credit portfolio segments as of March 31, 2020 and December 31, 2019. The wholesale industry of risk category is generally based on the client or counterparty’s primary business activity.
In conjunction with the adoption of CECL, the Firm reclassified risk-rated loans and lending-related commitments from the consumer, excluding credit card portfolio segment to the wholesale portfolio segment, to align with the methodology applied in determining the allowance. Prior-period amounts have been revised to conform with the current presentation. Refer to Note 1 for further information.

	March 31, 2020				December 31, 2019
	Credit exposure(h)	On-balance sheet		Off-balance sheet(i)	Credit exposure(h)	On-balance sheet		Off-balance sheet(i)
(in millions)		Loans	Derivatives			Loans	Derivatives
Consumer, excluding credit card	$337,162	$295,627	$—	$41,535	$338,170	$298,001	$—	$40,169
Credit card(a)	835,463	154,021	—	681,442	819,644	168,924	—	650,720
Total consumer-related(a)	1,172,625	449,648	—	722,977	1,157,814	466,925	—	690,889
Wholesale-related(b)
Real Estate	148,246	123,667	1,294	23,285	150,805	117,709	619	32,477
Consumer & Retail	110,669	54,207	2,824	53,638	106,986	36,985	1,424	68,577
Individuals and Individual Entities(c)	108,180	97,020	1,864	9,296	105,018	94,616	694	9,708
Industrials	68,864	29,941	2,062	36,861	62,483	22,063	878	39,542
Asset Managers	65,880	29,134	17,395	19,351	51,856	24,008	7,160	20,688
Technology, Media & Telecommunications	60,184	20,363	2,827	36,994	60,033	15,322	2,766	41,945
Banks & Finance Cos	55,786	34,760	7,617	13,409	50,786	31,191	5,165	14,430
Healthcare	53,250	20,628	2,806	29,816	50,824	17,607	2,078	31,139
Oil & Gas	42,754	15,734	837	26,183	41,641	13,101	852	27,688
Automotive	36,060	22,644	1,076	12,340	35,118	18,844	368	15,906
Utilities	33,112	7,813	3,734	21,565	34,843	5,157	2,573	27,113
State & Municipal Govt(d)	30,529	14,686	2,670	13,173	30,095	13,271	2,000	14,824
Transportation	18,624	8,584	2,305	7,735	14,497	5,253	715	8,529
Chemicals & Plastics	17,430	6,445	752	10,233	17,499	4,864	459	12,176
Central Govt	16,519	3,223	12,107	1,189	14,865	2,840	10,477	1,548
Metals & Mining	15,797	6,479	998	8,320	15,586	5,364	402	9,820
Insurance	14,522	2,213	3,675	8,634	12,348	1,356	2,282	8,710
Financial Markets Infrastructure	9,767	409	7,597	1,761	4,121	13	2,482	1,626
Securities Firms	8,045	663	4,718	2,664	7,344	757	4,507	2,080
All other(e)	81,204	56,676	2,490	22,038	78,006	51,357	1,865	24,784
Subtotal	995,422	555,289	81,648	358,485	944,754	481,678	49,766	413,310
Loans held-for-sale and loans at fair value	10,438	10,438	—	—	11,166	11,166	—	—
Receivables from customers and other(f)	33,376	—	—	—	33,706	—	—	—
Total wholesale-related	1,039,236	565,727	81,648	358,485	989,626	492,844	49,766	413,310
Total exposure(g)(h)	$2,211,861	$1,015,375	$81,648	$1,081,462	$2,147,440	$959,769	$49,766	$1,104,199

(a)	Also includes commercial card lending-related commitments primarily in CB and CIB.

(b)
The industry rankings presented in the table as of December 31, 2019, are based on the industry rankings of the corresponding exposures at March 31, 2020, not actual rankings of such exposures at December 31, 2019.

(c)	Individuals and Individual Entities predominantly consists of Wealth Management clients within AWM and includes exposure to personal investment companies and personal and testamentary trusts.

(d)
In addition to the credit risk exposure to states and municipal governments (both U.S. and non-U.S.) at March 31, 2020 and December 31, 2019, noted above, the Firm held: $6.5 billion at both periods of trading assets; $30.5 billion and $29.8 billion, respectively, of AFS securities; and $4.8 billion at both periods of HTM securities, issued by U.S. state and municipal governments. Refer to Note 2 and Note 10 for further information.

(e)
All other includes: SPEs and Private education and civic organizations, representing approximately 90% and 10%, respectively, at both March 31, 2020 and December 31, 2019. Refer to Note 14 for more information on exposures to SPEs.

(f)
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

(g)
Excludes cash placed with banks of $354.4 billion and $254.0 billion, at March 31, 2020 and December 31, 2019, respectively, which is predominantly placed with various central banks, primarily Federal Reserve Banks.

(h)
Credit exposure is net of risk participations and excludes the benefit of credit derivatives used in credit portfolio management activities held against derivative receivables or loans and liquid securities and other cash collateral held against derivative receivables.

(i)	Represents lending-related financial instruments.

Note 5 – Derivative instruments
JPMorgan Chase makes markets in derivatives for clients and also uses derivatives to hedge or manage its own risk exposures. Refer to Note 5 of JPMorgan Chase’s 2019 Form 10-K for a further discussion of the Firm’s use of and accounting policies regarding derivative instruments.
The Firm’s disclosures are based on the accounting treatment and purpose of these derivatives. A limited number of the Firm’s derivatives are designated in hedge accounting relationships and are disclosed according to the type of hedge (fair value hedge, cash flow hedge, or net investment hedge). Derivatives not designated in hedge accounting relationships include certain derivatives that are used to manage risks associated with specified assets and liabilities (“specified risk management” positions) as well as derivatives used in the Firm’s market-making businesses or for other purposes.

The following table outlines the Firm’s primary uses of derivatives and the related hedge accounting designation or disclosure category.

Type of Derivative	Use of Derivative	Designation and disclosure	Affected segment or unit	10-Q page reference
Manage specifically identified risk exposures in qualifying hedge accounting relationships:
• Interest rate	Hedge fixed rate assets and liabilities	Fair value hedge	Corporate	109-110
• Interest rate	Hedge floating-rate assets and liabilities	Cash flow hedge	Corporate	111
• Foreign exchange	Hedge foreign currency-denominated assets and liabilities	Fair value hedge	Corporate	109-110
• Foreign exchange	Hedge foreign currency-denominated forecasted revenue and expense	Cash flow hedge	Corporate	111
• Foreign exchange	Hedge the value of the Firm’s investments in non-U.S. dollar functional currency entities	Net investment hedge	Corporate	112
• Commodity	Hedge commodity inventory	Fair value hedge	CIB	109-110
Manage specifically identified risk exposures not designated in qualifying hedge accounting relationships:
• Interest rate	Manage the risk associated with mortgage commitments, warehouse loans and MSRs	Specified risk management	CCB	112
• Credit	Manage the credit risk associated with wholesale lending exposures	Specified risk management	CIB	112
• Interest rate and foreign exchange	Manage the risk associated with certain other specified assets and liabilities	Specified risk management	Corporate	112
Market-making derivatives and other activities:
• Various	Market-making and related risk management	Market-making and other	CIB	112
• Various	Other derivatives	Market-making and other	CIB, AWM, Corporate	112

Notional amount of derivative contracts
The following table summarizes the notional amount of derivative contracts outstanding as of March 31, 2020, and December 31, 2019.

	Notional amounts(b)
(in billions)	March 31, 2020	December 31, 2019
Interest rate contracts
Swaps	$27,659	$21,228
Futures and forwards	7,504	3,152
Written options	3,889	3,938
Purchased options	4,277	4,361
Total interest rate contracts	43,329	32,679
Credit derivatives(a)	1,560	1,242
Foreign exchange contracts
Cross-currency swaps	3,604	3,604
Spot, futures and forwards	7,518	5,577
Written options	838	700
Purchased options	821	718
Total foreign exchange contracts	12,781	10,599
Equity contracts
Swaps	330	406
Futures and forwards	122	142
Written options	720	646
Purchased options	683	611
Total equity contracts	1,855	1,805
Commodity contracts
Swaps	139	147
Spot, futures and forwards	219	211
Written options	169	135
Purchased options	155	124
Total commodity contracts	682	617
Total derivative notional amounts	$60,207	$46,942

(a)	Refer to the Credit derivatives discussion on page 113 for more information on volumes and types of credit derivative contracts.

(b)	Represents the sum of gross long and gross short third-party notional derivative contracts.
While the notional amounts disclosed above give an indication of the volume of the Firm’s derivatives activity, the notional amounts significantly exceed, in the Firm’s view, the possible losses that could arise from such transactions. For most derivative contracts, the notional amount is not exchanged; it is simply a reference amount used to calculate payments.

Impact of derivatives on the Consolidated balance sheets
The following table summarizes information on derivative receivables and payables (before and after netting adjustments) that are reflected on the Firm’s Consolidated balance sheets as of March 31, 2020, and December 31, 2019, by accounting designation (e.g., whether the derivatives were designated in qualifying hedge accounting relationships or not) and contract type.

Free-standing derivative receivables and payables(a)
	Gross derivative receivables				Gross derivative payables
March 31, 2020 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables(b)	Not designated as hedges	Designated as hedges	Total derivative payables	Net derivative payables(b)
Trading assets and liabilities
Interest rate	$401,677	$826	$402,503	$36,901	$365,052	$1	$365,053	$13,399
Credit	20,080	—	20,080	1,185	20,878	—	20,878	2,112
Foreign exchange	241,466	2,056	243,522	18,983	255,304	739	256,043	23,294
Equity	96,145	—	96,145	13,215	94,202	—	94,202	12,037
Commodity	35,960	1,695	37,655	11,364	39,069	931	40,000	14,245
Total fair value of trading assets and liabilities	$795,328	$4,577	$799,905	$81,648	$774,505	$1,671	$776,176	$65,087

	Gross derivative receivables				Gross derivative payables
December 31, 2019 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables(b)	Not designated as hedges	Designated as hedges	Total derivative payables	Net derivative payables(b)
Trading assets and liabilities
Interest rate	$312,451	$843	$313,294	$27,421	$279,272	$1	$279,273	$8,603
Credit	14,876	—	14,876	701	15,121	—	15,121	1,652
Foreign exchange	138,179	308	138,487	9,005	144,125	983	145,108	13,158
Equity	45,727	—	45,727	6,477	52,741	—	52,741	12,537
Commodity	16,914	328	17,242	6,162	19,736	149	19,885	7,758
Total fair value of trading assets and liabilities	$528,147	$1,479	$529,626	$49,766	$510,995	$1,133	$512,128	$43,708

(a)	Balances exclude structured notes for which the fair value option has been elected. Refer to Note 3 for further information.

(b)
As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral receivables and payables when a legally enforceable master netting agreement exists.

Derivatives netting
The following tables present, as of March 31, 2020, and December 31, 2019, gross and net derivative receivables and payables by contract and settlement type. Derivative receivables and payables, as well as the related cash collateral from the same counterparty have been netted on the Consolidated balance sheets where the Firm has obtained an appropriate legal opinion with respect to the master netting agreement. Where such a legal opinion has not been either sought or obtained, amounts are not eligible for netting on the Consolidated balance sheets, and those derivative receivables and payables are shown separately in the tables below.
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

	March 31, 2020				December 31, 2019
(in millions)	Gross derivative receivables	Amounts netted on the Consolidated balance sheets	Net derivative receivables		Gross derivative receivables	Amounts netted on the Consolidated balance sheets	Net derivative receivables
U.S. GAAP nettable derivative receivables
Interest rate contracts:
Over-the-counter (“OTC”)	$378,111	$(348,926)	$29,185		$299,205	$(276,255)	$22,950
OTC–cleared	15,768	(15,527)	241		9,442	(9,360)	82
Exchange-traded(a)	1,381	(1,149)	232		347	(258)	89
Total interest rate contracts	395,260	(365,602)	29,658		308,994	(285,873)	23,121
Credit contracts:
OTC	16,918	(16,106)	812		10,743	(10,317)	426
OTC–cleared	2,828	(2,789)	39		3,864	(3,858)	6
Total credit contracts	19,746	(18,895)	851		14,607	(14,175)	432
Foreign exchange contracts:
OTC	236,738	(223,245)	13,493		136,252	(129,324)	6,928
OTC–cleared	1,363	(1,287)	76		185	(152)	33
Exchange-traded(a)	70	(7)	63		10	(6)	4
Total foreign exchange contracts	238,171	(224,539)	13,632		136,447	(129,482)	6,965
Equity contracts:
OTC	48,813	(44,174)	4,639		23,106	(20,820)	2,286
Exchange-traded(a)	43,646	(38,756)	4,890		19,654	(18,430)	1,224
Total equity contracts	92,459	(82,930)	9,529		42,760	(39,250)	3,510
Commodity contracts:
OTC	16,410	(11,590)	4,820		7,093	(5,149)	1,944
OTC–cleared	34	(34)	—		28	(28)	—
Exchange-traded(a)	15,075	(14,667)	408		6,154	(5,903)	251
Total commodity contracts	31,519	(26,291)	5,228		13,275	(11,080)	2,195
Derivative receivables with appropriate legal opinion	777,155	(718,257)	58,898	(d)	516,083	(479,860)	36,223	(d)
Derivative receivables where an appropriate legal opinion has not been either sought or obtained	22,750		22,750		13,543		13,543
Total derivative receivables recognized on the Consolidated balance sheets	$799,905		$81,648		$529,626		$49,766
Collateral not nettable on the Consolidated balance sheets(b)(c)			(22,623)				(14,226)
Net amounts			$59,025				$35,540

	March 31, 2020				December 31, 2019
(in millions)	Gross derivative payables	Amounts netted on the Consolidated balance sheets	Net derivative payables		Gross derivative payables	Amounts netted on the Consolidated balance sheets	Net derivative payables
U.S. GAAP nettable derivative payables
Interest rate contracts:
OTC	$343,787	$(334,453)	$9,334		$267,311	$(260,229)	$7,082
OTC–cleared	16,701	(16,051)	650		10,217	(10,138)	79
Exchange-traded(a)	1,410	(1,150)	260		365	(303)	62
Total interest rate contracts	361,898	(351,654)	10,244		277,893	(270,670)	7,223
Credit contracts:
OTC	17,731	(16,080)	1,651		11,570	(10,080)	1,490
OTC–cleared	2,691	(2,686)	5		3,390	(3,389)	1
Total credit contracts	20,422	(18,766)	1,656		14,960	(13,469)	1,491
Foreign exchange contracts:
OTC	249,340	(231,457)	17,883		142,360	(131,792)	10,568
OTC–cleared	1,369	(1,273)	96		186	(152)	34
Exchange-traded(a)	42	(19)	23		12	(6)	6
Total foreign exchange contracts	250,751	(232,749)	18,002		142,558	(131,950)	10,608
Equity contracts:
OTC	50,264	(43,401)	6,863		27,594	(21,778)	5,816
Exchange-traded(a)	39,581	(38,764)	817		20,216	(18,426)	1,790
Total equity contracts	89,845	(82,165)	7,680		47,810	(40,204)	7,606
Commodity contracts:
OTC	19,040	(11,070)	7,970		8,714	(6,235)	2,479
OTC–cleared	39	(39)	—		30	(30)	—
Exchange-traded(a)	14,838	(14,646)	192		6,012	(5,862)	150
Total commodity contracts	33,917	(25,755)	8,162		14,756	(12,127)	2,629
Derivative payables with appropriate legal opinion	756,833	(711,089)	45,744	(d)	497,977	(468,420)	29,557	(d)
Derivative payables where an appropriate legal opinion has not been either sought or obtained	19,343		19,343		14,151		14,151
Total derivative payables recognized on the Consolidated balance sheets	$776,176		$65,087		$512,128		$43,708
Collateral not nettable on the Consolidated balance sheets(b)(c)			(10,960)				(7,896)
Net amounts			$54,127				$35,812

(a)	Exchange-traded derivative balances that relate to futures contracts are settled daily.

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

(d)
Net derivatives receivable included cash collateral netted of $90.9 billion and $65.9 billion at March 31, 2020, and December 31, 2019, respectively. Net derivatives payable included cash collateral netted of $83.7 billion and $54.4 billion at March 31, 2020, and December 31, 2019, respectively. Derivative cash collateral relates to OTC and OTC-cleared derivative instruments.

Liquidity risk and credit-related contingent features
Refer to Note 5 of JPMorgan Chase’s 2019 Form 10-K for a more detailed discussion of liquidity risk and credit-related contingent features related to the Firm’s derivative contracts.
The following table shows the aggregate fair value of net derivative payables related to OTC and OTC-cleared derivatives that contain contingent collateral or termination features that may be triggered upon a ratings downgrade, and the associated collateral the Firm has posted in the normal course of business, at March 31, 2020, and December 31, 2019.

OTC and OTC-cleared derivative payables containing downgrade triggers
(in millions)	March 31, 2020	December 31, 2019
Aggregate fair value of net derivative payables	$29,521	$14,819
Collateral posted	28,184	13,329

The following table shows the impact of a single-notch and two-notch downgrade of the long-term issuer ratings of JPMorgan Chase & Co. and its subsidiaries, predominantly JPMorgan Chase Bank, N.A., at March 31, 2020, and December 31, 2019, related to OTC and OTC-cleared derivative contracts with contingent collateral or termination features that may be triggered upon a ratings downgrade. Derivatives contracts generally require additional collateral to be posted or terminations to be triggered when the predefined threshold rating is breached. A downgrade by a single rating agency that does not result in a rating lower than a preexisting corresponding rating provided by another major rating agency will generally not result in additional collateral (except in certain instances in which additional initial margin may be required upon a ratings downgrade), nor in termination payments requirements. The liquidity impact in the table is calculated based upon a downgrade below the lowest current rating of the rating agencies referred to in the derivative contract.

Liquidity impact of downgrade triggers on OTC and OTC-cleared derivatives
	March 31, 2020		December 31, 2019
(in millions)	Single-notch downgrade	Two-notch downgrade	Single-notch downgrade	Two-notch downgrade
Amount of additional collateral to be posted upon downgrade(a)	$180	$1,286	$189	$1,467
Amount required to settle contracts with termination triggers upon downgrade(b)	191	2,749	104	1,398

(a)	Includes the additional collateral to be posted for initial margin.

(b)	Amounts represent fair values of derivative payables, and do not reflect collateral posted.
Derivatives executed in contemplation of a sale of the underlying financial asset
In certain instances the Firm enters into transactions in which it transfers financial assets but maintains the economic exposure to the transferred assets by entering into a derivative with the same counterparty in contemplation of the initial transfer. The Firm generally accounts for such transfers as collateralized financing transactions as described in Note 11, but in limited circumstances they may qualify to be accounted for as a sale and a derivative under U.S. GAAP. The amount of such transfers accounted for as a sale where the associated derivative was outstanding was not material at March 31, 2020 and December 31, 2019.

Impact of derivatives on the Consolidated statements of income
The following tables provide information related to gains and losses recorded on derivatives based on their hedge accounting designation or purpose.
Fair value hedge gains and losses
The following tables present derivative instruments, by contract type, used in fair value hedge accounting relationships, as well as pre-tax gains/(losses) recorded on such derivatives and the related hedged items for the three months ended March 31, 2020 and 2019, respectively. The Firm includes gains/(losses) on the hedging derivative in the same line item in the Consolidated statements of income as the related hedged item.

	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
Three months ended March 31, 2020 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$4,087	$(3,788)	$299	$—	$214	$—
Foreign exchange(c)	576	(488)	88	(179)	88	115
Commodity(d)	1,528	(1,482)	46	—	49	—
Total	$6,191	$(5,758)	$433	$(179)	$351	$115

	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
Three months ended March 31, 2019 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$1,464	$(1,293)	$171	$—	$172	$—
Foreign exchange(c)	(290)	409	119	(222)	119	3
Commodity(d)	(288)	294	6	—	1	—
Total	$886	$(590)	$296	$(222)	$292	$3

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

(e)
The assessment of hedge effectiveness excludes certain components of the changes in fair values of the derivatives and hedged items such as forward points on foreign exchange forward contracts, time values and cross-currency basis spreads. Excluded components may impact earnings either through amortization of the initial amount over the life of the derivative, or through fair value changes recognized in the current period.

(f)
Represents the change in value of amounts excluded from the assessment of effectiveness under the amortization approach, predominantly cross-currency basis spreads. The amount excluded at inception of the hedge is recognized in earnings over the life of the derivative.

As of March 31, 2020 and December 31, 2019, the following amounts were recorded on the Consolidated balance sheets related to certain cumulative fair value hedge basis adjustments that are expected to reverse through the income statement in future periods as an adjustment to yield.

	Carrying amount of the hedged items(a)(b)		Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged items:
March 31, 2020 (in millions)			Active hedging relationships	Discontinued hedging relationships(d)(e)	Total
Assets
Investment securities - AFS	$125,652	(c)	$8,214	$246	$8,460
Liabilities
Long-term debt	$172,446		$17,138	$747	$17,885
Beneficial interests issued by consolidated VIEs	2,368		—	(6)	(6)

	Carrying amount of the hedged items(a)(b)		Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged items:
December 31, 2019 (in millions)			Active hedging relationships	Discontinued hedging relationships(d)(e)	Total
Assets
Investment securities - AFS	$125,860	(c)	$2,110	$278	$2,388
Liabilities
Long-term debt	$157,545		$6,719	$161	$6,880
Beneficial interests issued by consolidated VIEs	2,365		—	(8)	(8)

(a)
Excludes physical commodities with a carrying value of $6.7 billion and $6.5 billion at March 31, 2020 and December 31, 2019, respectively, to which the Firm applies fair value hedge accounting. As a result of the application of hedge accounting, these inventories are carried at fair value, thus recognizing unrealized gains and losses in current periods. Since the Firm exits these positions at fair value, there is no incremental impact to net income in future periods.

(b)
Excludes hedged items where only foreign currency risk is the designated hedged risk, as basis adjustments related to foreign currency hedges will not reverse through the income statement in future periods. At March 31, 2020 and December 31, 2019, the carrying amount excluded for AFS securities is $16.7 billion and $14.9 billion, respectively, and for long-term debt is $1.9 billion and $2.8 billion, respectively.

(c)	Carrying amount represents the amortized cost.

(d)	Represents hedged items no longer designated in qualifying fair value hedging relationships for which an associated basis adjustment exists at the balance sheet date.

(e)
Positive amounts related to assets represent cumulative fair value hedge basis adjustments that will reduce net interest income in future periods. Positive (negative) amounts related to liabilities represent cumulative fair value hedge basis adjustments that will increase (reduce) net interest income in future periods.

Cash flow hedge gains and losses
The following tables present derivative instruments, by contract type, used in cash flow hedge accounting relationships, and the pre-tax gains/(losses) recorded on such derivatives, for the three months ended March 31, 2020 and 2019, respectively. The Firm includes the gain/(loss) on the hedging derivative in the same line item in the Consolidated statements of income as the change in cash flows on the related hedged item.

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Three months ended March 31, 2020 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(9)	$3,461	$3,470
Foreign exchange(b)	17	(210)	(227)
Total	$8	$3,251	$3,243

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Three months ended March 31, 2019 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$2	$56	$54
Foreign exchange(b)	(41)	85	126
Total	$(39)	$141	$180

(a)	Primarily consists of hedges of LIBOR-indexed floating-rate assets and floating-rate liabilities. Gains and losses were recorded in net interest income.

(b)
Primarily consists of hedges of the foreign currency risk of non-U.S. dollar-denominated revenue and expense. The income statement classification of gains and losses follows the hedged item – primarily noninterest revenue and compensation expense.

The Firm did not experience any forecasted transactions that failed to occur for the three months ended March 31, 2020 and 2019.
Over the next 12 months, the Firm expects that approximately $57 million (after-tax) of net gains recorded in AOCI at March 31, 2020, related to cash flow hedges will be recognized in income. For cash flow hedges that have been terminated, the maximum length of time over which the derivative results recorded in AOCI will be recognized in earnings is approximately ten years, corresponding to the timing of the originally hedged forecasted cash flows.
For open cash flow hedges, the maximum length of time over which forecasted transactions are hedged is approximately seven years. The Firm’s longer-dated forecasted transactions relate to core lending and borrowing activities.

Net investment hedge gains and losses
The following table presents hedging instruments, by contract type, that were used in net investment hedge accounting relationships, and the pre-tax gains/(losses) recorded on such instruments for the three months ended March 31, 2020 and 2019.

	Gains/(losses) recorded in income and other comprehensive income/(loss)
	2020		2019
Three months ended March 31, (in millions)	Amounts recorded in income(a)(b)	Amounts recorded in OCI	Amounts recorded in income(a)(b)	Amounts recorded in OCI
Foreign exchange derivatives	$10	$1,589	$21	$(38)

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

Gains and losses on derivatives used for specified risk management purposes
The following table presents pre-tax gains/(losses) recorded on a limited number of derivatives, not designated in hedge accounting relationships, that are used to manage risks associated with certain specified assets and liabilities, including certain risks arising from mortgage commitments, warehouse loans, MSRs, wholesale lending exposures, and foreign currency-denominated assets and liabilities.

	Derivatives gains/(losses) recorded in income
	Three months ended March 31,
(in millions)	2020	2019
Contract type
Interest rate(a)	$1,292	$292
Credit(b)	61	(10)
Foreign exchange(c)	106	50
Total	$1,459	$332

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

Credit derivatives
Refer to Note 5 of JPMorgan Chase’s 2019 Form 10-K for a more detailed discussion of credit derivatives. The following tables present a summary of the notional amounts of credit derivatives and credit-related notes the Firm sold and purchased as of March 31, 2020 and December 31, 2019. The Firm does not use notional amounts of credit derivatives as the primary measure of risk management for such derivatives, because the notional amount does not take into account the probability of the occurrence of a credit event, the recovery value of the reference obligation, or related cash instruments and economic hedges, each of which reduces, in the Firm’s view, the risks associated with such derivatives.
Total credit derivatives and credit-related notes

	Maximum payout/Notional amount
March 31, 2020 (in millions)	Protection sold	Protection purchased with identical underlyings(b)	Net protection (sold)/purchased(c)	Other protection purchased(d)
Credit derivatives
Credit default swaps	$(705,723)	$721,125	$15,402	$4,454
Other credit derivatives(a)	(59,153)	61,245	2,092	7,800
Total credit derivatives	(764,876)	782,370	17,494	12,254
Credit-related notes	—	—	—	9,002
Total	$(764,876)	$782,370	$17,494	$21,256

	Maximum payout/Notional amount
December 31, 2019 (in millions)	Protection sold	Protection purchased with identical underlyings(b)	Net protection (sold)/purchased(c)	Other protection purchased(d)
Credit derivatives
Credit default swaps	$(562,338)	$571,892	$9,554	$3,936
Other credit derivatives(a)	(44,929)	52,007	7,078	7,364
Total credit derivatives	(607,267)	623,899	16,632	11,300
Credit-related notes	—	—	—	9,606
Total	$(607,267)	$623,899	$16,632	$20,906

(a)	Other credit derivatives predominantly consist of credit swap options and total return swaps.

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
The following tables summarize the notional amounts by the ratings, maturity profile, and total fair value, of credit derivatives and credit-related notes as of March 31, 2020, and December 31, 2019, where JPMorgan Chase is the seller of protection. The maturity profile is based on the remaining contractual maturity of the credit derivative contracts. The ratings profile is based on the rating of the reference entity on which the credit derivative contract is based. The ratings and maturity profile of credit derivatives and credit-related notes where JPMorgan Chase is the purchaser of protection are comparable to the profile reflected below.

Protection sold — credit derivatives and credit-related notes ratings(a)/maturity profile
March 31, 2020 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)	Fair value of payables(b)	Net fair value
Risk rating of reference entity
Investment-grade	$(119,850)	$(377,563)	$(84,443)	$(581,856)	$2,735	$(4,961)	$(2,226)
Noninvestment-grade	(40,423)	(115,600)	(26,997)	(183,020)	1,837	(9,104)	(7,267)
Total	$(160,273)	$(493,163)	$(111,440)	$(764,876)	$4,572	$(14,065)	$(9,493)

December 31, 2019 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)	Fair value of payables(b)	Net fair value
Risk rating of reference entity
Investment-grade	$(114,460)	$(311,407)	$(42,129)	$(467,996)	$6,153	$(911)	$5,242
Noninvestment-grade	(41,661)	(87,769)	(9,841)	(139,271)	4,281	(2,882)	1,399
Total	$(156,121)	$(399,176)	$(51,970)	$(607,267)	$10,434	$(3,793)	$6,641

(a)	The ratings scale is primarily based on external credit ratings defined by S&P and Moody’s.

(b)	Amounts are shown on a gross basis, before the benefit of legally enforceable master netting agreements and cash collateral received by the Firm.

Note 6 – Noninterest revenue and noninterest expense
Noninterest revenue
Refer to Note 6 of JPMorgan Chase’s 2019 Form 10-K for a discussion of the components of and accounting policies for the Firm’s noninterest revenue.
Investment banking fees
The following table presents the components of investment banking fees.

	Three months ended March 31,
(in millions)	2020	2019
Underwriting
Equity	$327	$261
Debt	1,044	945
Total underwriting	1,371	1,206
Advisory	495	634
Total investment banking fees	$1,866	$1,840

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

	Three months ended March 31,
(in millions)	2020		2019
Trading revenue by instrument type
Interest rate(a)	$452		$799	(d)
Credit(b)	(702)	(c)	619	(d)
Foreign exchange	1,467		888
Equity	1,348		1,361	(d)
Commodity	437		383
Total trading revenue	3,002		4,050
Private equity gains/(losses)	(65)		26
Principal transactions	$2,937		$4,076

(a)	Includes the impact of changes in funding valuation adjustments on derivatives.

(b)	Includes the impact of changes in credit valuation adjustments on derivatives, net of the associated hedging activities.

(c)	Includes markdowns on held-for-sale positions, including unfunded commitments, in the bridge financing portfolio.

(d)	Prior-period amounts were revised to conform with the current presentation.

Lending- and deposit-related fees
The following table presents the components of lending- and deposit-related fees.

	Three months ended March 31,
(in millions)	2020	2019
Lending-related fees	$291	$290
Deposit-related fees(a)	1,415	1,269
Total lending- and deposit-related fees	$1,706	$1,559

(a)
In the first quarter of 2020, the Firm reclassified certain fees from asset management, administration and commissions to lending- and deposit-related fees. Prior-period amounts were revised to conform with the current presentation.

Asset management, administration and commissions
The following table presents the components of asset management, administration and commissions.

	Three months ended March 31,
(in millions)	2020	2019
Asset management fees
Investment management fees(a)	$2,785	$2,577
All other asset management fees(b)	93	69
Total asset management fees	2,878	2,646

Total administration fees(c)	554	535

Commissions and other fees
Brokerage commissions(d)	864	586
All other commissions and fees(e)	244	270
Total commissions and fees	1,108	856
Total asset management, administration and commissions	$4,540	$4,037

(a)	Represents fees earned from managing assets on behalf of the Firm’s clients, including investors in Firm-sponsored funds and owners of separately managed investment accounts.

(b)	Represents fees for services that are ancillary to investment management services, such as commissions earned on the sales or distribution of mutual funds to clients.

(c)	Predominantly includes fees for custody, securities lending, funds services and securities clearance.

(d)	Represents commissions earned when the Firm acts as a broker, by facilitating its clients’ purchases and sales of securities and other financial instruments.

(e)
In the first quarter of 2020, the Firm reclassified certain fees from asset management, administration and commissions to lending- and deposit-related fees. Prior-period amounts were revised to conform with the current presentation.

Card income
The following table presents the components of card income:

	Three months ended March 31,
(in millions)	2020	2019
Interchange and merchant processing income	$4,782	$4,721
Rewards costs and partner payments	(3,523)	(3,236)
Other card income(a)	(205)	(211)
Total card income	$1,054	$1,274

(a)	Predominantly represents the amortization of account origination costs and annual fees.

Refer to Note 15 Goodwill and MSRs for information on mortgage fees and related income.
Refer to Note 17 for information on operating lease income included within other income.
Noninterest expense
Other expense
Other expense on the Firm’s Consolidated statements of income included the following:

	Three months ended March 31,
(in millions)	2020	2019
Legal expense/(benefit)	$197	$(81)
FDIC-related expense	99	143

Note 7 – Interest income and Interest expense
Refer to Note 7 of JPMorgan Chase’s 2019 Form 10-K for a description of JPMorgan Chase’s accounting policies regarding interest income and interest expense.
The following table presents the components of interest income and interest expense.

	Three months ended March 31,
(in millions)	2020	2019
Interest income
Loans(a)	$11,932	$12,880
Taxable securities	2,233	1,705
Non-taxable securities(b)	300	363
Total investment securities(a)	2,533	2,068
Trading assets - debt instruments	2,461	2,769
Federal funds sold and securities purchased under resale agreements	1,095	1,647
Securities borrowed	152	397
Deposits with banks	569	1,170
All other interest-earning assets(c)	419	458
Total interest income	19,161	21,389
Interest expense
Interest-bearing deposits	1,575	2,188
Federal funds purchased and securities loaned or sold under repurchase agreements	787	1,110
Short-term borrowings(d)	151	427
Trading liabilities – debt and all other interest-bearing liabilities(e)	372	719
Long-term debt	1,747	2,342
Beneficial interest issued by consolidated VIEs	90	150
Total interest expense	4,722	6,936
Net interest income	14,439	14,453
Provision for credit losses	8,285	1,495
Net interest income after provision for credit losses	$6,154	$12,958

(a)	Includes the amortization/accretion of unearned income (e.g., purchase premiums/discounts, net deferred fees/costs, etc.).

(b)	Represents securities which are tax-exempt for U.S. federal income tax purposes.

(c)
Includes interest earned on prime brokerage-related held-for-investment customer receivables, which are classified in accrued interest and accounts receivable, and all other interest-earning assets which are classified in other assets on the Consolidated balance sheets.

(d)	Includes commercial paper.

(e)	Other interest-bearing liabilities includes interest expense on prime brokerage-related customer payables.

Note 8 – Pension and other postretirement employee benefit plans
Refer to Note 8 of JPMorgan Chase’s 2019 Form 10-K for a discussion of JPMorgan Chase’s pension and OPEB plans.
The following table presents the components of net periodic benefit costs reported in the Consolidated statements of income for the Firm’s U.S. and non-U.S. defined benefit pension, defined contribution and OPEB plans.

(in millions)	Three months ended March 31,
	2020	2019	2020	2019
	Pension plans		OPEB plans
Components of net periodic benefit cost
Benefits earned during the period	$8	$89	$—	$—
Interest cost on benefit obligations	119	150	5	6
Expected return on plan assets	(191)	(230)	(27)	(28)
Amortization:
Net (gain)/loss	4	42	—	—
Prior service (credit)/cost	1	1	—	—
Net periodic defined benefit cost	(59)	52	(22)	(22)
Other defined benefit pension plans(a)	9	6	NA	NA
Total defined benefit plans	(50)	58	(22)	(22)
Total defined contribution plans	299	220	NA	NA
Total pension and OPEB cost included in noninterest expense	$249	$278	$(22)	$(22)

(a)	Includes various defined benefit pension plans which are individually immaterial.
The following table presents the fair values of plan assets for the U.S. defined benefit pension and OPEB plans and for the material non-U.S. defined benefit pension plans.

(in billions)	March 31, 2020	December 31, 2019
Fair value of plan assets
Defined benefit pension plans	$19.3	$20.4
OPEB plans	2.7	3.0

There are no expected contributions to the U.S. defined benefit pension plan for 2020.

Note 9 – Employee share-based incentives
Refer to Note 9 of JPMorgan Chase’s 2019 Form 10-K for a discussion of the accounting policies and other information relating to employee share-based incentives.
The Firm recognized the following noncash compensation expense related to its various employee share-based incentive plans in its Consolidated statements of income.

	Three months ended March 31,
(in millions)	2020	2019
Cost of prior grants of RSUs, performance share units (“PSUs”), stock appreciation rights (“SARs”) and employee stock options that are amortized over their applicable vesting periods	$334	$339
Accrual of estimated costs of share-based awards to be granted in future periods including those to full-career eligible employees	310	314
Total noncash compensation expense related to employee share-based incentive plans	$644	$653

In the first quarter of 2020, in connection with its annual incentive grant for the 2019 performance year, the Firm granted 15 million RSUs and 496 thousand PSUs with weighted-average grant date fair values of $135.64 per RSU and $135.30 per PSU.

Note 10 – Investment securities
Investment securities consist of debt securities that are classified as AFS or HTM. Debt securities classified as trading assets are discussed in Note 2. Predominantly all of the Firm’s AFS and HTM securities are held by Treasury and CIO in connection with its asset-liability management activities. Refer to Note 10 of JPMorgan Chase’s 2019 Form 10-K for additional information regarding the investment securities portfolio.
Effective January 1, 2020, the Firm adopted the CECL accounting guidance, which also amended the AFS securities impairment guidance. Refer to Note 1 for further information.
During the first quarter of 2020, the Firm transferred $26.1 billion of U.S. GSE and government agency MBS from AFS to HTM for capital management purposes. These securities were transferred at fair value in a non-cash transaction. AOCI included pretax unrealized gains of $1.0 billion on the securities at the date of transfer.
The amortized costs and estimated fair values of the investment securities portfolio were as follows for the dates indicated.

	March 31, 2020				December 31, 2019
(in millions)	Amortized cost(e)	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost(e)	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale securities
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	$131,141	$4,673	$194	$135,620	$107,811	$2,395	$89	$110,117
Residential:
U.S.	12,241	162	199	12,204	10,223	233	6	10,450
Non-U.S.	3,364	29	154	3,239	2,477	64	1	2,540
Commercial	6,428	39	154	6,313	5,137	64	13	5,188
Total mortgage-backed securities	153,174	4,903	701	157,376	125,648	2,756	109	128,295
U.S. Treasury and government agencies	148,476	2,514	755	150,235	139,162	449	175	139,436
Obligations of U.S. states and municipalities	28,886	1,712	53	30,545	27,693	2,118	1	29,810
Certificates of deposit	76	—	—	76	77	—	—	77
Non-U.S. government debt securities	22,369	400	8	22,761	21,427	377	17	21,787
Corporate debt securities	838	—	36	802	823	22	—	845
Asset-backed securities:
Collateralized loan obligations	33,022	—	2,047	30,975	25,038	9	56	24,991
Other	7,263	24	113	7,174	5,438	40	20	5,458
Total available-for-sale securities(b)	394,104	9,553	3,713	399,944	345,306	5,771	378	350,699
Held-to-maturity securities(c)
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	61,513	2,253	88	63,678	36,523	1,165	62	37,626
Commercial	107	12	—	120	—	—	—	—
Total mortgage-backed securities	61,620	2,265	88	63,798	36,523	1,165	62	37,626
U.S. Treasury and government agencies	51	2	—	53	51	—	1	50
Obligations of U.S. states and municipalities	4,842	307	—	5,167	4,797	299	—	5,096
Asset-backed securities:
Collateralized loan obligations	4,687	—	181	4,506	6,169	—	—	6,169
Total held-to-maturity securities, net of allowance for credit losses(d)	71,200	2,574	269	73,524	47,540	1,464	63	48,941
Total investment securities, net of allowance for credit losses(d)	$465,304	$12,127	$3,982	$473,468	$392,846	$7,235	$441	$399,640

(a)
Includes AFS U.S. GSE obligations with fair values of $86.1 billion and $78.5 billion, and HTM U.S. GSE obligations with amortized cost of $51.9 billion and $31.6 billion, at March 31, 2020, and December 31, 2019, respectively. As of March 31, 2020, mortgage-backed securities issued by Fannie Mae and Freddie Mac each exceeded 10% of JPMorgan Chase’s total stockholders’ equity; the amortized cost and fair value of such securities were $83.9 billion and $87.3 billion, and $51.0 billion and $52.7 billion, respectively.

(b)	There was no allowance for credit losses on AFS securities at March 31, 2020.

(c)	The Firm purchased $205 million of HTM securities for the three months ended March 31, 2020; there were no purchases of HTM securities for the three months ended March 31, 2019.

(d)	HTM securities measured at amortized cost are reported net of allowance for credit losses of $19 million at March 31, 2020.

(e)
Excludes $2.1 billion and $1.9 billion of accrued interest receivables at March 31, 2020 and December 31, 2019, respectively. The Firm did not reverse through interest income any accrued interest receivables for the three months ended March 31, 2020 and 2019.

At March 31, 2020, the investment securities portfolio consisted of debt securities with an average credit rating of AA+ (based upon external ratings where available, and where not available, based primarily upon internal risk ratings). Risk ratings are used to identify the credit quality of securities and differentiate risk within the portfolio. The Firm’s internal risk ratings generally align with the qualitative characteristics (e.g., borrower capacity to meet financial commitments and vulnerability to changes in the economic environment) defined by S&P and Moody’s, however the quantitative characteristics (e.g., PDs and LGDs) may differ as they reflect internal historical experiences and assumptions. Risk ratings are assigned at acquisition, are reviewed on a regular and ongoing basis by Credit Risk Management and are adjusted as necessary over the life of the investment for updated information affecting the issuer’s ability to fulfill its obligations.
AFS securities impairment
The following tables present the fair value and gross unrealized losses by aging category for AFS securities at March 31, 2020 and December 31, 2019. The tables exclude U.S. Treasury and government agency securities and U.S. GSE and government agency MBS with unrealized losses of $949 million and $264 million, at March 31, 2020 and December 31, 2019, respectively; changes in the value of these securities are generally driven by changes in interest rates rather than changes in their credit profile given the explicit or implicit guarantees provided by the U.S. government.

	Available-for-sale securities with gross unrealized losses
	Less than 12 months		12 months or more
March 31, 2020 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale securities
Mortgage-backed securities:
Residential:
U.S.	5,847	188	320	11	6,167	199
Non-U.S.	2,354	150	259	4	2,613	154
Commercial	4,136	136	191	18	4,327	154
Total mortgage-backed securities	12,337	474	770	33	13,107	507
Obligations of U.S. states and municipalities	1,059	53	—	—	1,059	53
Certificates of deposit	76	—	—	—	76	—
Non-U.S. government debt securities	2,303	5	347	3	2,650	8
Corporate debt securities	760	36	—	—	760	36
Asset-backed securities:
Collateralized loan obligations	25,589	1,670	5,357	377	30,946	2,047
Other	4,897	71	840	42	5,737	113
Total available-for-sale securities with gross unrealized losses	47,021	2,309	7,314	455	54,335	2,764

	Available-for-sale securities with gross unrealized losses
	Less than 12 months		12 months or more
December 31, 2019 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale securities
Mortgage-backed securities:
Residential:
U.S.	1,072	3	423	3	1,495	6
Non-U.S.	13	—	420	1	433	1
Commercial	1,287	12	199	1	1,486	13
Total mortgage-backed securities	2,372	15	1,042	5	3,414	20
Obligations of U.S. states and municipalities	186	1	—	—	186	1
Certificates of deposit	77	—	—	—	77	—
Non-U.S. government debt securities	3,970	13	1,406	4	5,376	17
Corporate debt securities	—	—	—	—	—	—
Asset-backed securities:
Collateralized loan obligations	10,364	11	7,756	45	18,120	56
Other	1,639	9	753	11	2,392	20
Total available-for-sale securities with gross unrealized losses	18,608	49	10,957	65	29,565	114

As a result of the adoption of the amended AFS securities impairment guidance, an allowance for credit losses on AFS securities is required for impaired securities if a credit loss exists.
AFS securities are considered impaired if the fair value is less than the amortized cost (excluding accrued interest receivable).
The Firm recognizes impairment losses in earnings if the Firm has the intent to sell the debt security, or if it is more likely than not that the Firm will be required to sell the debt security before recovery of its amortized cost. In these circumstances the impairment loss recognized in earnings is equal to the full difference between the amortized cost (excluding accrued interest receivable and net of allowance if applicable) and the fair value of the securities.
For impaired debt securities that the Firm has the intent and ability to hold, the securities are evaluated to determine if a credit loss exists. If it is determined that a credit loss exists, that loss is recognized as an allowance for credit losses through the provision for credit losses in the Consolidated Statements of Income, limited by the amount of impairment. Any impairment not due to credit losses is recorded in OCI.
Factors considered in evaluating credit losses include adverse conditions specifically related to the industry, geographic area or financial condition of the issuer or underlying collateral of a security; and payment structure of the security.
When assessing securities issued in a securitization for credit losses, the Firm estimates cash flows considering relevant market and economic data, underlying loan-level data, and structural features of the securitization, such as subordination, excess spread, overcollateralization or other forms of credit enhancement, and compares the losses projected for the underlying collateral (“pool losses”) against the level of credit enhancement in the securitization structure to determine whether these features are sufficient to absorb the pool losses, or whether a credit loss exists.

For beneficial interests in securitizations that are rated below “AA” at their acquisition, or that can be contractually prepaid or otherwise settled in such a way that the Firm would not recover substantially all of its recorded investment, the Firm evaluates impairment for credit losses when there is an adverse change in expected cash flows.
Unrealized losses on AFS securities increased during the first quarter of 2020 due to credit spread widening amid volatile financial markets in connection with the COVID-19 pandemic. The increase was largely related to collateralized loan obligations which had gross unrealized losses of $2.0 billion as of March 31, 2020. Over 99% of these collateralized loan obligations are rated “AAA”, and the average credit enhancement was 37%. Credit enhancement in collateralized loan obligations is primarily in the form of overcollateralization, which is the excess of the par amount of collateral over the par amount of securities. Management assessed the projected collateral performance and the structural protections of these securities including underlying loan defaults and loss severity to determine if a credit loss exists. Based on this assessment, the Firm believes the unrealized losses on collateralized loan obligations are not due to credit losses.
Allowance for credit losses
Based on its assessment, the Firm did not recognize an allowance for credit losses on impaired AFS securities as of January 1 or March 31, 2020.

HTM securities – credit risk
The adoption of the CECL accounting guidance requires management to estimate expected credit losses on HTM securities over the remaining expected life and recognize this estimate as an allowance for credit losses. As a result of the adoption of this guidance, the Firm recognized an allowance for credit losses on HTM obligations of U.S. states and municipalities of $10 million as a cumulative-effect adjustment to retained earnings as of January 1, 2020.
Credit quality indicator
The primary credit quality indicator for HTM securities is the risk rating assigned to each security. At March 31, 2020, all HTM securities were rated investment grade and were current and accruing, with approximately 92% rated AAA.
Allowance for credit losses
The allowance for credit losses on HTM obligations of U.S. states and municipalities and commercial mortgage-backed securities is calculated by applying statistical credit loss factors (estimated PD and LGD) to the amortized cost (excluding accrued interest receivable). The credit loss factors are derived using a weighted average of five internally developed eight-quarter macroeconomic scenarios, followed by a single year straight-line interpolation to revert to long run historical information for periods beyond the forecast period. Refer to Note 13 for further information on the eight-quarter macroeconomic forecast.
The allowance for credit losses on HTM collateralized loan obligations is calculated as the difference between the amortized cost (excluding accrued interest receivable) and the present value of the cash flows expected to be collected, discounted at the security’s effective interest rate. These cash flow estimates are developed based on expectations of underlying collateral performance derived using the eight-quarter macroeconomic forecast and the single year straight-line interpolation, as well as considering the structural features of the security.
The use of different inputs, estimates or methodologies could change the amount of the allowance for credit losses estimated by the Firm.
The application of different inputs and assumptions into the calculation of the allowance for credit losses is subject to significant management judgment, and emphasizing one input or assumption over another, or considering other inputs or assumptions, could affect the estimate of the allowance for credit losses on HTM securities.
The allowance for credit losses on HTM securities was $19 million as of March 31, 2020, reflecting $9 million recognized in the provision for credit losses for the three months ended March 31, 2020.

Selected impacts of investment securities on the Consolidated statements of income

	Three months ended March 31,
(in millions)	2020	2019
Realized gains	$1,095	$261
Realized losses	(862)	(248)
Net investment securities gains	$233	$13

Provision for credit losses	$9	NA

The Firm did not intend to sell any impaired AFS securities in the periods presented.

Contractual maturities and yields
The following table presents the amortized cost and estimated fair value at March 31, 2020, of JPMorgan Chase’s investment securities portfolio by contractual maturity.

By remaining maturity March 31, 2020 (in millions)	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years(b)	Total
Available-for-sale securities
Mortgage-backed securities
Amortized cost	$2	$381	$11,827	$140,964	$153,174
Fair value	2	388	12,066	144,920	157,376
Average yield(a)	2.08%	1.97%	2.51%	3.28%	3.22%
U.S. Treasury and government agencies
Amortized cost	$7,529	$95,419	$30,655	$14,873	$148,476
Fair value	7,557	96,795	31,748	14,135	150,235
Average yield(a)	0.64%	0.95%	1.73%	1.40%	1.14%
Obligations of U.S. states and municipalities
Amortized cost	$123	$209	$1,024	$27,530	$28,886
Fair value	123	217	1,080	29,125	30,545
Average yield(a)	4.11%	4.43%	4.91%	4.66%	4.67%
Certificates of deposit
Amortized cost	$76	$—	$—	$—	$76
Fair value	76	—	—	—	76
Average yield(a)	0.49%	—%	—%	—%	0.49%
Non-U.S. government debt securities
Amortized cost	$6,755	$11,028	$4,080	$506	$22,369
Fair value	6,774	11,270	4,195	522	22,761
Average yield(a)	2.34%	1.80%	0.85%	1.41%	1.78%
Corporate debt securities
Amortized cost	$201	$334	$303	$—	$838
Fair value	200	313	289	—	802
Average yield(a)	5.32%	3.75%	3.15%	—%	3.91%
Asset-backed securities
Amortized cost	$112	$3,047	$11,901	$25,225	$40,285
Fair value	112	3,022	11,360	23,655	38,149
Average yield(a)	1.67%	2.44%	2.69%	2.44%	2.51%
Total available-for-sale securities
Amortized cost	$14,798	$110,418	$59,790	$209,098	$394,104
Fair value	14,844	112,005	60,738	212,357	399,944
Average yield(a)	1.52%	1.10%	2.08%	3.22%	2.39%
Held-to-maturity securities
Mortgage-backed securities
Amortized cost	$—	$—	$5,782	$55,838	$61,620
Fair value	—	—	6,402	57,396	63,798
Average yield(a)	—%	—%	3.05%	3.06%	3.06%
U.S. Treasury and government agencies
Amortized cost	$—	$51	$—	$—	$51
Fair value	—	53	—	—	53
Average yield(a)	—%	1.44%	—%	—%	1.44%
Obligations of U.S. states and municipalities
Amortized cost	$—	$36	$164	$4,661	$4,861
Fair value	—	37	175	4,955	5,167
Average yield(a)	—%	3.64%	3.79%	3.94%	3.93%
Asset-backed securities
Amortized cost	$—	$—	$4,054	$633	$4,687
Fair value	—	—	3,901	605	4,506
Average yield(a)	—%	—%	2.97%	2.99%	2.97%
Total held-to-maturity securities
Amortized cost	$—	$87	$10,000	$61,132	$71,219
Fair value	—	90	10,478	62,956	73,524
Average yield(a)	—%	2.35%	3.03%	3.13%	3.11%

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

(b)
Substantially all of the Firm’s U.S. residential MBS and collateralized mortgage obligations are due in 10 years or more, based on contractual maturity. The estimated weighted-average life, which reflects anticipated future prepayments, is approximately 4 years for agency residential MBS, 3 years for agency residential collateralized mortgage obligations and 3 years for nonagency residential collateralized mortgage obligations.

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
Securities financing agreements not elected under the fair value option are measured at amortized cost. As a result of the Firm’s credit risk mitigation practices described below, the Firm did not hold any allowance for credit losses with respect to resale and securities borrowed arrangements as of March 31, 2020 and December 31, 2019.

Credit risk mitigation practices
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
Additionally, the Firm typically enters into master netting agreements and other similar arrangements with its counterparties, which provide for the right to liquidate the underlying securities and any collateral amounts exchanged in the event of a counterparty default. It is also the Firm’s policy to take possession, where possible, of the securities underlying resale and securities borrowed agreements. Refer to Note 24 for further information regarding assets pledged and collateral received in securities financing agreements.

The table below summarizes the gross and net amounts of the Firm’s securities financing agreements as of March 31, 2020 and December 31, 2019. When the Firm has obtained an appropriate legal opinion with respect to a master netting agreement with a counterparty and where other relevant netting criteria under U.S. GAAP are met, the Firm nets, on the Consolidated balance sheets, the balances outstanding under its securities financing agreements with the same counterparty. In addition, the Firm exchanges securities and/or cash collateral with its counterparty to reduce the economic exposure with the counterparty, but such collateral is not eligible for net Consolidated balance sheet presentation. Where the Firm has obtained an appropriate legal opinion with respect to the counterparty master netting agreement, such collateral, along with securities financing balances that do not meet all these relevant netting criteria under U.S. GAAP, is presented in the table below as “Amounts not nettable on the Consolidated balance sheets,” and reduces the “Net amounts” presented. Where a legal opinion has not been either sought or obtained, the securities financing balances are presented gross in the “Net amounts” below.

	March 31, 2020
(in millions)	Gross amounts	Amounts netted on the Consolidated balance sheets	Amounts presented on the Consolidated balance sheets	Amounts not nettable on the Consolidated balance sheets(b)	Net amounts(c)
Assets
Securities purchased under resale agreements	$687,109	$(438,559)	$248,550	$(233,013)	$15,537
Securities borrowed	152,908	(13,069)	139,839	(101,374)	38,465
Liabilities
Securities sold under repurchase agreements	$662,472	$(438,559)	$223,913	$(193,881)	$30,032
Securities loaned and other(a)	23,830	(13,069)	10,761	(10,582)	179

	December 31, 2019
(in millions)	Gross amounts	Amounts netted on the Consolidated balance sheets	Amounts presented on the Consolidated balance sheets	Amounts not nettable on the Consolidated balance sheets(b)	Net amounts(c)
Assets
Securities purchased under resale agreements	$628,609	$(379,463)	$249,146	$(233,818)	$15,328
Securities borrowed	166,718	(26,960)	139,758	(104,990)	34,768
Liabilities
Securities sold under repurchase agreements	$555,172	$(379,463)	$175,709	$(151,566)	$24,143
Securities loaned and other(a)	36,649	(26,960)	9,689	(9,654)	35

(a)
Includes securities-for-securities lending agreements of $4.1 billion and $3.7 billion at March 31, 2020 and December 31, 2019, respectively, accounted for at fair value, where the Firm is acting as lender. In the Consolidated balance sheets, the Firm recognizes the securities received at fair value within other assets and the obligation to return those securities within accounts payable and other liabilities.

(b)
In some cases, collateral exchanged with a counterparty exceeds the net asset or liability balance with that counterparty. In such cases, the amounts reported in this column are limited to the related net asset or liability with that counterparty.

(c)
Includes securities financing agreements that provide collateral rights, but where an appropriate legal opinion with respect to the master netting agreement has not been either sought or obtained. At March 31, 2020 and December 31, 2019, included $12.3 billion and $11.0 billion, respectively, of securities purchased under resale agreements; $34.9 billion and $31.9 billion, respectively, of securities borrowed; $28.5 billion and $22.7 billion, respectively, of securities sold under repurchase agreements; and $9 million and $7 million, respectively, of securities loaned and other.

The tables below present as of March 31, 2020, and December 31, 2019 the types of financial assets pledged in securities financing agreements and the remaining contractual maturity of the securities financing agreements.

	Gross liability balance
	March 31, 2020		December 31, 2019
(in millions)	Securities sold under repurchase agreements	Securities loaned and other	Securities sold under repurchase agreements	Securities loaned and other
Mortgage-backed securities
U.S. GSEs and government agencies	$60,742	$—	$34,119	$—
Residential - nonagency	1,860	—	1,239	—
Commercial - nonagency	1,931	—	1,612	—
U.S. Treasury, GSEs and government agencies	390,151	92	334,398	29
Obligations of U.S. states and municipalities	1,793	—	1,181	—
Non-U.S. government debt	165,715	1,559	145,548	1,528
Corporate debt securities	21,855	1,582	13,826	1,580
Asset-backed securities	3,074	—	1,794	—
Equity securities	15,351	20,597	21,455	33,512
Total	$662,472	$23,830	$555,172	$36,649

	Remaining contractual maturity of the agreements
	Overnight and continuous			Greater than 90 days
March 31, 2020 (in millions)		Up to 30 days	30 – 90 days		Total
Total securities sold under repurchase agreements	$276,704	$222,320	$91,030	$72,418	$662,472
Total securities loaned and other	20,610	100	697	2,423	23,830

	Remaining contractual maturity of the agreements
	Overnight and continuous					Greater than 90 days
December 31, 2019 (in millions)		Up to 30 days		30 – 90 days				Total
Total securities sold under repurchase agreements	$225,134	$195,816	(a)	$56,020	(a)	$78,202	(a)	$555,172
Total securities loaned and other	32,028	1,706		937		1,978		36,649

(a)	The prior-period amounts have been revised to conform with the current period presentation.
Transfers not qualifying for sale accounting
At March 31, 2020, and December 31, 2019, the Firm held $581 million and $743 million, respectively, of financial assets for which the rights have been transferred to third parties; however, the transfers did not qualify as a sale in accordance with U.S. GAAP. These transfers have been recognized as collateralized financing transactions. The transferred assets are recorded in trading assets and loans, and the corresponding liabilities are recorded predominantly in short-term borrowings on the Consolidated balance sheets.

Note 12 – Loans
Loan accounting framework
The accounting for a loan depends on management’s strategy for the loan. The Firm accounts for loans based on the following categories:

•	Originated or purchased loans held-for-investment (i.e., “retained”)

•	Loans held-for-sale

•	Loans at fair value
Effective January 1, 2020, the Firm adopted the CECL accounting guidance. Refer to Note 1 for further information.
The following provides a detailed accounting discussion of these loan categories:
Loans held-for-investment
Originated or purchased loans held-for-investment are recorded at the principal amount outstanding, net of the following: charge-offs; interest applied to principal (for loans accounted for on the cost recovery method); unamortized discounts and premiums; and net deferred loan fees or costs. Credit card loans also include billed finance charges and fees.
Interest income
Interest income on performing loans held-for-investment is accrued and recognized as interest income at the contractual rate of interest. Purchase price discounts or premiums, as well as net deferred loan fees or costs, are amortized into interest income over the contractual life of the loan as an adjustment of yield.
The Firm classifies accrued interest on loans, including accrued but unbilled interest on credit card loans, in accrued interest and accounts receivables on the Consolidated balance sheets. For credit card loans, accrued interest is recognized in the loan balances as it is billed, with the related allowance recorded in the allowance for credit losses. Changes in the allowance for credit losses on accrued interest on credit card loans are recognized in the provision for credit losses and charge-offs are recognized by reversing interest income. For other loans, the Firm generally does not recognize an allowance for credit losses on accrued interest receivables, consistent with its policy to write them off no later than 90 days past due by reversing interest income.
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
Allowance for loan losses
The allowance for loan losses represents the estimated expected credit losses in the held-for-investment loan portfolio at the balance sheet date and is recognized on the balance sheet as a contra asset, which brings the amortized cost to the net carrying value. Changes in the allowance for loan losses are recorded in the provision for credit losses on the Firm’s Consolidated statements of income. Refer to Note 13 for further information on the Firm’s accounting policies for the allowance for loan losses.
Charge-offs
Consumer loans are generally charged off or charged down to the net realizable value of the underlying collateral (i.e., fair value less estimated costs to sell), with an offset to the allowance for loan losses, upon reaching specified stages of delinquency in accordance with standards established by the FFIEC. Residential real estate loans, unmodified credit card loans and scored business banking loans are generally charged off no later than 180 days past due. Scored auto and modified credit card loans are charged off no later than 120 days past due.
Certain consumer loans are charged off or charged down to their net realizable value earlier than the FFIEC charge-off standards in certain circumstances as follows:

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
Other than in certain limited circumstances, the Firm typically does not recognize charge-offs on the government-guaranteed portion of loans.
Wholesale loans are charged off when it is highly certain that a loss has been realized. The determination of whether to recognize a charge-off includes many factors, including the prioritization of the Firm’s claim in bankruptcy, expectations of the workout/restructuring of the loan and valuation of the borrower’s equity or the loan collateral.
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
Loan modifications
The Firm seeks to modify certain loans in conjunction with its loss mitigation activities. Through the modification, JPMorgan Chase grants one or more concessions to a borrower who is experiencing financial difficulty in order to minimize the Firm’s economic loss and avoid foreclosure or repossession of the collateral, and to ultimately maximize payments received by the Firm from the borrower. The concessions granted vary by program and by borrower-specific characteristics, and may include interest rate reductions, term extensions, payment delays, principal forgiveness, or the acceptance of equity or other assets in lieu of payments. Such modifications are accounted for and reported as TDRs. Loans with short-term and other insignificant modifications that are not considered concessions are not TDRs.
The Firm’s initial response to many borrowers impacted by the COVID-19 pandemic included offering loan modifications, such as 90-day payment delays and waiving or refunding certain fees. These initial short-term and other insignificant modifications were not considered concessions and, therefore, do not result in the related loans being considered TDRs.
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
Loans modified in TDRs are generally measured for impairment using the Firm’s established asset-specific allowance methodology, which considers the expected re-default rates for the modified loans. A loan modified in a TDR generally remains subject to the asset-specific component of the allowance throughout its remaining life, regardless of whether the loan is performing and has been returned to accrual status. Refer to Note 13 for further discussion of the methodology used to estimate the Firm’s asset-specific allowance.
Foreclosed property
The Firm acquires property from borrowers through loan restructurings, workouts, and foreclosures. Property acquired may include real property (e.g., residential real estate, land, and buildings) and commercial and personal property (e.g., automobiles, aircraft, railcars, and ships).
The Firm recognizes foreclosed property upon receiving assets in satisfaction of a loan (e.g., by taking legal title or physical possession). For loans collateralized by real property, the Firm generally recognizes the asset received at foreclosure sale or upon the execution of a deed in lieu of foreclosure transaction with the borrower. Foreclosed assets are reported in other assets on the Consolidated balance sheets and initially recognized at fair value less estimated costs to sell. Each quarter the fair value of the acquired property is reviewed and adjusted, if necessary, to the lower of cost or fair value. Subsequent adjustments to fair value are charged/credited to noninterest revenue. Operating expense, such as real estate taxes and maintenance, are charged to other expense.

Loan portfolio
The Firm’s loan portfolio is divided into three portfolio segments, which are the same segments used by the Firm to determine the allowance for loan losses: Consumer, excluding credit card; Credit card; and Wholesale. Within each portfolio segment the Firm monitors and assesses the credit risk in the following classes of loans, based on the risk characteristics of each loan class.
In conjunction with the adoption of CECL, the Firm revised its classes of loans. Prior-period amounts have been revised to conform with the current presentation:

•	The consumer, excluding credit card portfolio segment’s residential mortgage and home equity loans and lending-related commitments have been combined into a residential real estate class.

•
Upon adoption of CECL, the Firm elected to discontinue the pool-level accounting for PCI loans and to account for these loans on an individual loan basis. PCI loans are considered PCD loans under CECL and are subject to the Firm’s nonaccrual and charge-off policies. PCD loans are now reported in the consumer, excluding credit card portfolio segment’s residential real estate class.

•
Risk-rated business banking and auto dealer loans and lending-related commitments held in CCB were reclassified from the consumer, excluding credit card portfolio segment, to the wholesale portfolio segment, to align with the methodology applied in determining the allowance. The remaining scored auto and business banking loans and lending-related commitments have been combined into an auto and other class.

•
The wholesale portfolio segment’s classes, previously based on the borrower’s primary business activity, have been revised to align with the loan classifications as defined by the bank regulatory agencies, based on the loan’s collateral, purpose, and type of borrower.

Consumer, excluding credit card	Credit card	Wholesale(c)
• Residential real estate(a) • Auto and other(b)	• Credit card loans	• Secured by real estate • Commercial and industrial • Other(d)

(a)	Includes scored mortgage and home equity loans held in CCB and AWM, and scored mortgage loans held in Corporate.

(b)	Includes scored auto and business banking loans and overdrafts.

(c)
Includes loans held in CIB, CB, AWM, Corporate as well as risk-rated business banking and auto dealer loans held in CCB for which the wholesale methodology is applied for determining the allowance for loan losses.

(d)
Includes loans to financial institutions, states and political subdivisions, SPEs, nonprofits, personal investment companies and trusts, as well as loans to individuals and individual entities (predominantly Wealth Management clients within AWM). Refer to Note 14 of JPMorgan Chase’s 2019 Form 10-K for more information on SPEs.

The following tables summarize the Firm’s loan balances by portfolio segment.

March 31, 2020	Consumer, excluding credit card	Credit card	Wholesale	Total(a)
(in millions)
Retained	$293,779	$154,021	$555,289	$1,003,089	(b)
Held-for-sale	1,848	—	4,224	6,072
At fair value	—	—	6,214	6,214
Total	$295,627	$154,021	$565,727	$1,015,375

December 31, 2019	Consumer, excluding credit card	Credit card	Wholesale	Total(a)
(in millions)
Retained	$294,999	$168,924	$481,678	$945,601	(b)
Held-for-sale	3,002	—	4,062	7,064
At fair value	—	—	7,104	7,104
Total	$298,001	$168,924	$492,844	$959,769

(a)
Excludes $2.9 billion of accrued interest receivables at both March 31, 2020 and December 31, 2019, respectively. Accrued interest receivables of $14 million and $12 million were written off for the three months ended March 31, 2020 and 2019, respectively.

(b)
Loans (other than those for which the fair value option has been elected) are presented net of unamortized discounts and premiums and net deferred loan fees or costs. These amounts were not material as of March 31, 2020, and December 31, 2019.

The following table provides information about the carrying value of retained loans purchased, sold and reclassified to held-for-sale during the periods indicated. Loans that were reclassified to held-for-sale and sold in a subsequent period are excluded from the sales line of this table.

	2020					2019
Three months ended March 31, (in millions)	Consumer, excluding credit card		Credit card	Wholesale	Total	Consumer, excluding credit card		Credit card	Wholesale	Total
Purchases	$1,172	(b)(c)	$—	$386	$1,558	$551	(b)(c)	$—	$229	$780
Sales	324		—	5,452	5,776	8,658		—	5,445	14,103
Retained loans reclassified to held-for-sale(a)	148		—	469	617	4,113		—	501	4,614

(a)	Reclassifications of loans to held-for-sale are non-cash transactions.

(b)
Predominantly includes purchases of residential real estate loans, including the Firm’s voluntary repurchases of certain delinquent loans from loan pools as permitted by Government National Mortgage Association (“Ginnie Mae”) guidelines for the three months ended March 31, 2020 and 2019. The Firm typically elects to repurchase these delinquent loans as it continues to service them and/or manage the foreclosure process in accordance with applicable requirements of Ginnie Mae, FHA, RHS, and/or VA.

(c)
Excludes purchases of retained loans sourced through the correspondent origination channel and underwritten in accordance with the Firm’s standards. Such purchases were $3.6 billion and $3.2 billion for the three months ended March 31, 2020 and 2019, respectively.

Gains and losses on sales of loans
Net losses on sales of loans and lending-related commitments (including adjustments to record loans and lending-related commitments held-for-sale at the lower of cost or fair value) recognized in noninterest revenue were $913 million of which $142 million related to loans for the three months ended March 31, 2020. Gains and losses on sales of loans were not material for the three months ended March 31, 2019 . In addition, the sale of loans may also result in write downs, recoveries or changes in the allowance recognized in the provision for credit losses.

Consumer, excluding credit card loan portfolio
Consumer loans, excluding credit card loans, consist primarily of scored residential mortgages, home equity loans and lines of credit, auto and business banking loans, with a focus on serving the prime consumer credit market. The portfolio also includes home equity loans secured by junior liens, prime mortgage loans with an interest-only payment period and certain payment-option loans that may result in negative amortization.
The following table provides information about retained consumer loans, excluding credit card, by class.

(in millions)	March 31, 2020	December 31, 2019
Residential real estate	$242,349	$243,317
Auto and other	51,430	51,682
Total retained loans	$293,779	$294,999

Delinquency rates are the primary credit quality indicator for consumer loans. Loans that are more than 30 days past due provide an early warning of borrowers who may be experiencing financial difficulties and/or who may be unable or unwilling to repay the loan. As the loan continues to age, it becomes more clear whether the borrower is likely either unable or unwilling to pay. In the case of residential real estate loans, late-stage delinquencies (greater than 150 days past due) are a strong indicator of loans that will ultimately result in a foreclosure or similar liquidation transaction. In addition to delinquency rates, other credit quality indicators for consumer loans vary based on the class of loan, as follows:

•
For residential real estate loans, the current estimated LTV ratio, or the combined LTV ratio in the case of junior lien loans, is an indicator of the potential loss severity in the event of default. Additionally, LTV or combined LTV ratios can provide insight into a borrower’s continued willingness to pay, as the delinquency rate of high-LTV loans tends to be greater than that for loans where the borrower has equity in the collateral. The geographic distribution of the loan collateral also provides insight as to the credit quality of the portfolio, as factors such as the regional economy, home price changes and specific events such as natural disasters, will affect credit quality. The borrower’s current or “refreshed” FICO score is a secondary credit quality indicator for certain loans, as FICO scores are an indication of the borrower’s credit payment history. Thus, a loan to a borrower with a low FICO score (less than 660 ) is considered to be of higher risk than a loan to a borrower with a higher FICO score. Further, a loan to a borrower with a high LTV ratio and a low FICO score is at greater risk of default than a loan to a borrower that has both a high LTV ratio and a high FICO score.

•
For scored auto and business banking loans, geographic distribution is an indicator of the credit performance of the portfolio. Similar to residential real estate loans, geographic distribution provides insights into the portfolio performance based on regional economic activity and events.

Residential real estate
The following table provides information on delinquency, which is the primary credit quality indicator for retained residential real estate loans.

(in millions, except ratios)	March 31, 2020									December 31, 2019
	Term loans by origination year						Revolving loans		Total	Total
	2020	2019	2018	2017	2016	Prior to 2016	Within the revolving period	Converted to term loans
Loan delinquency(a)
Current	$10,590	$42,800	$21,088	$30,504	$39,809	$67,311	$8,213	$18,927	$239,242	$239,979
30–149 days past due	—	7	11	33	57	1,368	7	444	1,927	1,910
150 or more days past due	—	—	10	11	9	877	13	260	1,180	1,428
Total retained loans	$10,590	$42,807	$21,109	$30,548	$39,875	$69,556	$8,233	$19,631	$242,349	$243,317
% of 30+ days past due to total retained loans(b)	—%	0.02%	0.10%	0.14%	0.17%	3.17%	0.24%	3.59%	1.27%	1.35%

(a)
Individual delinquency classifications include mortgage loans insured by U.S. government agencies as follows: current included $15 million and $17 million; 30–149 days past due included $13 million and $20 million; and 150 or more days past due included $25 million and $26 million at March 31, 2020, and December 31, 2019, respectively.

(b)
At March 31, 2020, and December 31, 2019, residential real estate loans excluded mortgage loans insured by U.S. government agencies of $38 million and $46 million, respectively, that are 30 or more days past due. These amounts have been excluded based upon the government guarantee.

Approximately 33% of the total revolving loans are senior lien loans; the remaining balance are junior lien loans. The lien position the Firm holds is considered in the Firm’s allowance for loan losses. Revolving loans that have been converted to term loans have higher delinquency rates than those that are still within the revolving period. That is primarily because the fully-amortizing payment that is generally required for those products is higher than the minimum payment options available for revolving loans within the revolving period.

Nonaccrual loans and other credit quality indicators
The following table provides information on nonaccrual and other credit quality indicators for retained residential real estate loans.

(in millions, except weighted-average data)	March 31, 2020	December 31, 2019
Nonaccrual loans(a)(b)(c)(d)	$3,730	$2,780
90 or more days past due and government guaranteed(e)	32	38

Current estimated LTV ratios(f)(g)
Greater than 125% and refreshed FICO scores:
Equal to or greater than 660	$31	$31
Less than 660	28	38
101% to 125% and refreshed FICO scores:
Equal to or greater than 660	148	134
Less than 660	119	132
80% to 100% and refreshed FICO scores:
Equal to or greater than 660	5,310	5,953
Less than 660	758	764
Less than 80% and refreshed FICO scores:
Equal to or greater than 660	219,395	219,469
Less than 660	14,545	14,681
No FICO/LTV available	1,962	2,052
U.S. government-guaranteed	53	63
Total retained loans	$242,349	$243,317

Weighted average LTV ratio(f)(h)	54%	55%
Weighted average FICO(g)(h)	759	758

Geographic region(i)
California	$81,783	$82,147
New York	32,121	31,996
Illinois	15,246	15,587
Texas	14,567	14,474
Florida	13,755	13,668
Washington	8,915	8,990
Colorado	8,437	8,447
New Jersey	7,736	7,752
Massachusetts	6,129	6,210
Arizona	5,129	5,171
All other(j)	48,531	48,875
Total retained loans	$242,349	$243,317

(a)
Includes collateral-dependent residential real estate loans that are charged off to the fair value of the underlying collateral less cost to sell. The Firm reports, in accordance with regulatory guidance, residential real estate loans that have been discharged under Chapter 7 bankruptcy and not reaffirmed by the borrower (“Chapter 7 loans”) as collateral-dependent nonaccrual TDRs, regardless of their delinquency status. At March 31, 2020, approximately 8% of Chapter 7 residential real estate loans were 30 days or more past due, respectively.

(b)
At March 31, 2020, nonaccrual loans included $970 million of PCD loans. Prior to the adoption of CECL, nonaccrual loans excluded PCI loans as the Firm recognized interest income on each pool of PCI loans as each of the pools was performing.

(c)
Generally, all consumer nonaccrual loans have an allowance. In accordance with regulatory guidance, certain nonaccrual loans that are considered collateral-dependent have been charged off to the fair value of their underlying collateral less costs to sell. If the value of the underlying collateral has subsequently improved, the related allowance may be negative.

(d)	The related interest income on nonaccrual loans recorded on a cash basis was $43 million and $42 million for the three months ended March 31, 2020 and 2019, respectively.

(e)
These balances are excluded from nonaccrual loans as the loans are guaranteed by U.S government agencies. Typically the principal balance of the loans is insured and interest is guaranteed at a specified reimbursement rate subject to meeting agreed-upon servicing guidelines. At March 31, 2020, and December 31, 2019, these balances included $31 million and $34 million, respectively, of loans that are no longer accruing interest based on the agreed-upon servicing guidelines. For the remaining balance, interest is being accrued at the guaranteed reimbursement rate. There were no loans that were not guaranteed by U.S. government agencies that are 90 or more days past due and still accruing interest at March 31, 2020, and December 31, 2019.

(f)
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

(g)	Refreshed FICO scores represent each borrower’s most recent credit score, which is obtained by the Firm on at least a quarterly basis.

(h)	Excludes loans with no FICO and/or LTV data available.

(i)	The geographic regions presented in the table are ordered based on the magnitude of the corresponding loan balances at March 31, 2020.

(j)
At March 31, 2020, and December 31, 2019, included mortgage loans insured by U.S. government agencies of $53 million and $63 million, respectively. These amounts have been excluded from the geographic regions presented based upon the government guarantee.

Loan modifications
Modifications of residential real estate loans where the Firm grants concessions to borrowers who are experiencing financial difficulty are generally accounted for and reported as TDRs. Loans with short-term or other insignificant modifications that are not considered concessions are not TDRs. The carrying value of new TDRs was $142 million and $150 million for the three months ended March 31, 2020 and 2019, respectively. There were no additional commitments to lend to borrowers whose residential real estate loans have been modified in TDRs.
Nature and extent of modifications
The Firm’s proprietary modification programs as well as government programs, including U.S. GSEs, generally provide various concessions to financially troubled borrowers including, but not limited to, interest rate reductions, term or payment extensions and delays of principal and/or interest payments that would otherwise have been required under the terms of the original agreement.
The following table provides information about how residential real estate loans were modified under the Firm’s loss mitigation programs described above during the periods presented. This table excludes Chapter 7 loans where the sole concession granted is the discharge of debt.

	Three months ended March 31,
	2020	2019
Number of loans approved for a trial modification	1,996	1,942
Number of loans permanently modified	1,481	1,550
Concession granted:(a)
Interest rate reduction	79%	78%
Term or payment extension	81	68
Principal and/or interest deferred	11	12
Principal forgiveness	4	6
Other(b)	55	60

(a)
Represents concessions granted in permanent modifications as a percentage of the number of loans permanently modified. The sum of the percentages exceeds 100% because predominantly all of the modifications include more than one type of concession. Concessions offered on trial modifications are generally consistent with those granted on permanent modifications.

(b)	Includes variable interest rate to fixed interest rate modifications and payment delays that meet the definition of a TDR for the three months ended March 31, 2020 and 2019.

Financial effects of modifications and redefaults
The following table provides information about the financial effects of the various concessions granted in modifications of residential real estate loans under the loss mitigation programs described above and about redefaults of certain loans modified in TDRs for the periods presented. The following table presents only the financial effects of permanent modifications and do not include temporary concessions offered through trial modifications. This table also excludes Chapter 7 loans where the sole concession granted is the discharge of debt.

(in millions, except weighted-average data)	Three months ended March 31,
	2020	2019
Weighted-average interest rate of loans with interest rate reductions – before TDR	5.20%	5.94%
Weighted-average interest rate of loans with interest rate reductions – after TDR	3.48	4.00
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – before TDR	22	20
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – after TDR	39	38
Charge-offs recognized upon permanent modification	$—	$—
Principal deferred	5	4
Principal forgiven	2	2
Balance of loans that redefaulted within one year of permanent modification(a)	$70	$56

(a)
Represents loans permanently modified in TDRs that experienced a payment default in the periods presented, and for which the payment default occurred within one year of the modification. The dollar amounts presented represent the balance of such loans at the end of the reporting period in which such loans defaulted. For residential real estate loans modified in TDRs, payment default is deemed to occur when the loan becomes two contractual payments past due. In the event that a modified loan redefaults, it will generally be liquidated through foreclosure or another similar type of liquidation transaction. Redefaults of loans modified within the last 12 months may not be representative of ultimate redefault levels.

At March 31, 2020, the weighted-average estimated remaining lives of residential real estate loans permanently modified in TDRs were 6 years. The estimated remaining lives of these loans reflect estimated prepayments, both voluntary and involuntary (i.e., foreclosures and other forced liquidations).
Active and suspended foreclosure
At March 31, 2020, and December 31, 2019, the Firm had residential real estate loans, excluding those insured by U.S. government agencies, with a carrying value of $1.1 billion and $1.2 billion, respectively, that were not included in REO, but were in the process of active or suspended foreclosure.

Auto and other
The following table provides information on delinquency, which is the primary credit quality indicator for retained auto and other consumer loans.

	March 31, 2020									December 31, 2019
(in millions, except ratios)	Term Loans by origination year						Revolving loans
	2020	2019	2018	2017	2016	Prior to 2016	Within the revolving period	Converted to term loans	Total	Total
Loan delinquency
Current	$5,354	$17,455	$10,841	$7,478	$4,173	$2,056	$3,268	$181	$50,806	$51,005
30–119 days past due	47	134	124	100	90	70	26	17	608	667
120 or more days past due	—	—	—	1	—	1	4	10	16	10
Total retained loans	$5,401	$17,589	$10,965	$7,579	$4,263	$2,127	$3,298	$208	$51,430	$51,682
% of 30+ days past due to total retained loans	0.87%	0.76%	1.13%	1.33%	2.11%	3.34%	0.91%	12.98%	1.21%	1.31%

Nonaccrual and other credit quality indicator
The following table provides information on nonaccrual and other credit quality indicator for retained auto and other consumer loans.

(in millions, except ratios)	Total Auto and other
	Mar 31, 2020	Dec 31, 2019
Nonaccrual loans(a)(b)(c)	147	146

Geographic region(d)
California	$7,867	$7,795
Texas	5,485	5,457
New York	3,692	3,706
Florida	3,060	3,025
Illinois	2,396	2,443
New Jersey	1,778	1,798
Pennsylvania	1,662	1,721
Ohio	1,453	1,490
Arizona	1,344	1,347
Louisiana	1,304	1,297
All other	21,389	21,603
Total retained loans	$51,430	$51,682

(a)	There were no loans that were 90 or more days past due and still accruing interest at March 31, 2020, and December 31, 2019.

(b)	All nonaccrual auto and other consumer loans generally have an allowance.

(c)	Interest income on nonaccrual loans recognized on a cash basis was not material for the three months ended March 31, 2020 and 2019.

(d)	The geographic regions presented in this table are ordered based on the magnitude of the corresponding loan balances at March 31, 2020.

Loan modifications
Certain other consumer loan modifications are considered to be TDRs as they provide various concessions to borrowers who are experiencing financial difficulty. Loans with short-term or other insignificant modifications that are not considered concessions are not TDRs.
The impact of these modifications, as well as new TDRs, were not material to the Firm for the three months ended March 31, 2020 and 2019. Additional commitments to lend to borrowers whose loans have been modified in TDRs as of March 31, 2020 and December 31, 2019 were not material.

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
The following table provides information on delinquency, which is the primary credit quality indicator for retained credit card loans.

(in millions, except ratios)	March 31, 2020			December 31, 2019
	Within the revolving period	Converted to term loans	Total	Total
Loan delinquency
Current and less than 30 days past due and still accruing	$149,689	$1,314	$151,003	$165,767
30–89 days past due and still accruing	1,325	126	1,451	1,550
90 or more days past due and still accruing	1,502	65	1,567	1,607
Total retained loans	$152,516	$1,505	$154,021	$168,924
Loan delinquency ratios
% of 30+ days past due to total retained loans	1.85%	12.69%	1.96%	1.87%
% of 90+ days past due to total retained loans	0.98	4.32	1.02	0.95

Other credit quality indicators
The following table provides information on other credit quality indicators for retained credit card loans.

(in millions, except ratios)	March 31, 2020	December 31, 2019
Geographic region(a)
California	$23,199	$25,783
Texas	15,517	16,728
New York	13,264	14,544
Florida	10,146	10,830
Illinois	8,607	9,579
New Jersey	6,424	7,165
Ohio	4,874	5,406
Pennsylvania	4,709	5,245
Colorado	4,304	4,763
Michigan	3,788	4,164
All other	59,189	64,717
Total retained loans	$154,021	$168,924
Percentage of portfolio based on carrying value with estimated refreshed FICO scores
Equal to or greater than 660	82.3%	84.0%
Less than 660	16.6	15.4
No FICO available	1.1	0.6

(a)	The geographic regions presented in the table are ordered based on the magnitude of the corresponding loan balances at March 31, 2020.

Loan modifications
The Firm may offer one of a number of loan modification programs granting concessions to credit card borrowers who are experiencing financial difficulty. The Firm grants concessions for most of the credit card loans under long-term programs. These modifications involve placing the customer on a fixed payment plan, generally for 60 months, and typically include reducing the interest rate on the credit card. Substantially all modifications under the Firm’s long-term programs are considered to be TDRs. Loans with short-term or other insignificant modifications that are not considered concessions are not TDRs.

Financial effects of modifications and redefaults
The following table provides information about the financial effects of the concessions granted on credit card loans modified in TDRs and redefaults for the periods presented. For all periods disclosed, new enrollments were less than 1% of total retained credit card loans.

(in millions, except weighted-average data)	Three months ended March 31,
	2020	2019
Balance of new TDRs(a)	$277	$249
Weighted-average interest rate of loans – before TDR	18.82%	19.13%
Weighted-average interest rate of loans – after TDR	4.02	5.03
Balance of loans that redefaulted within one year of modification(b)	$36	$34

(a)	Represents the outstanding balance prior to modification.

(b)
Represents loans modified in TDRs that experienced a payment default in the periods presented, and for which the payment default occurred within one year of the modification. The amounts presented represent the balance of such loans as of the end of the quarter in which they defaulted.

For credit card loans modified in TDRs, payment default is deemed to have occurred when the borrower misses two consecutive contractual payments. A substantial portion of these loans are expected to be charged off in accordance with the Firm’s standard charge-off policy. Based on historical experience, the estimated weighted-average default rate for modified credit card loans was expected to be 35.15% and 32.89% as of March 31, 2020, and December 31, 2019, respectively.

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

The following tables provide information on internal risk rating, which is the primary credit quality indicator for retained wholesale loans.

	Secured by real estate		Commercial and industrial		Other		Total retained loans
(in millions, except ratios)	Mar 31, 2020	Dec 31, 2019	Mar 31, 2020	Dec 31, 2019	Mar 31, 2020	Dec 31, 2019	Mar 31, 2020	Dec 31, 2019
Loans by risk ratings
Investment-grade	$96,786	$96,611	$106,902	$80,489	$203,635	$186,344	$407,323	$363,444
Noninvestment-grade:
Noncriticized	23,334	22,493	80,210	60,437	31,231	27,591	134,775	110,521
Criticized performing	1,339	1,131	8,459	4,399	1,436	1,126	11,234	6,656
Criticized nonaccrual	254	183	1,278	844	425	30	1,957	1,057
Total noninvestment- grade	24,927	23,807	89,947	65,680	$33,092	28,747	147,966	118,234
Total retained loans	$121,713	$120,418	$196,849	$146,169	$236,727	$215,091	$555,289	$481,678
% of investment-grade to total retained loans	79.52%	80.23%	54.31%	55.07%	86.02%	86.63%	73.35%	75.45%
% of total criticized to total retained loans	1.31	1.09	4.95	3.59	0.79	0.54	2.38	1.60
% of criticized nonaccrual to total retained loans	0.21	0.15	0.65	0.58	0.18	0.01	0.35	0.22

	Secured by real estate
(in millions)	March 31, 2020									December 31, 2019
	Term loans by origination year						Revolving loans
	2020	2019	2018	2017	2016	Prior to 2016	Within the revolving period	Converted to term loans	Total	Total
Loans by risk ratings
Investment-grade	$5,211	$21,611	$15,099	$14,485	$16,839	$22,148	$1,392	$1	$96,786	$96,611
Noninvestment-grade	659	2,944	3,498	2,492	2,611	12,030	692	1	24,927	23,807
Total retained loans	$5,870	$24,555	$18,597	$16,977	$19,450	$34,178	$2,084	$2	$121,713	$120,418

	Commercial and industrial
(in millions)	March 31, 2020									December 31, 2019
	Term loans by origination year						Revolving loans
	2020	2019	2018	2017	2016	Prior to 2016	Within the revolving period	Converted to term loans	Total	Total
Loans by risk ratings
Investment-grade	$10,837	$11,781	$5,349	$4,054	$1,435	$1,662	$71,780	$4	$106,902	$80,489
Noninvestment-grade	6,192	11,346	6,785	2,998	970	3,079	58,486	91	89,947	65,680
Total retained loans	$17,029	$23,127	$12,134	$7,052	$2,405	$4,741	$130,266	$95	$196,849	$146,169

	Other(a)
(in millions)	March 31, 2020									December 31, 2019
	Term loans by origination year						Revolving loans
	2020	2019	2018	2017	2016	Prior to 2016	Within the revolving period	Converted to term loans	Total	Total
Loans by risk ratings
Investment-grade	$11,434	$14,841	$10,247	$7,719	$4,660	$14,835	$139,618	$281	$203,635	$186,344
Noninvestment-grade	2,692	3,346	2,447	743	180	686	22,958	40	33,092	28,747
Total retained loans	$14,126	$18,187	$12,694	$8,462	$4,840	$15,521	$162,576	$321	$236,727	$215,091

(a)
Includes loans to financial institutions, states and political subdivisions, SPEs, nonprofits, personal investment companies and trusts, as well as loans to individuals and individual entities (predominantly Wealth Management clients within AWM). Refer to Note 14 of JPMorgan Chase’s 2019 Form 10-K for more information on SPEs.

The following table presents additional information on retained loans secured by real estate, which consists of loans secured wholly or substantially by a lien or liens on real property at origination.

(in millions, except ratios)	Multifamily		Other commercial		Total retained loans secured by real estate
	Mar 31, 2020	Dec 31, 2019	Mar 31, 2020	Dec 31, 2019	Mar 31, 2020	Dec 31, 2019
Retained loans secured by real estate	$74,494	$73,840	$47,219	$46,578	$121,713	$120,418
Criticized	342	340	1,251	974	1,593	1,314
% of total criticized to total retained loans secured by real estate	0.46%	0.46%	2.65%	2.09%	1.31%	1.09%
Criticized nonaccrual	$28	$28	$226	$155	$254	$183
% of criticized nonaccrual loans to total retained loans secured by real estate	0.04%	0.04%	0.48%	0.33%	0.21%	0.15%
Geographic distribution and delinquency
The following table provides information on the geographic distribution and delinquency for retained wholesale loans.

	Secured by real estate		Commercial and industrial		Other		Total retained loans
(in millions, except ratios)	Mar 31, 2020	Dec 31, 2019	Mar 31, 2020	Dec 31, 2019	Mar 31, 2020	Dec 31, 2019	Mar 31, 2020	Dec 31, 2019
Loans by geographic distribution(a)
Total non-U.S.	$2,466	$2,582	$44,606	$34,215	$67,738	$64,579	$114,810	$101,376
Total U.S.	119,247	117,836	152,243	111,954	168,989	150,512	440,479	380,302
Total retained loans	$121,713	$120,418	$196,849	$146,169	$236,727	$215,091	$555,289	$481,678
Loan delinquency(b)
Current and less than 30 days past due and still accruing	$121,173	$120,119	$195,210	$144,839	$235,741	$214,641	$552,124	$479,599
30–89 days past due and still accruing	286	115	329	449	538	415	1,153	979
90 or more days past due and still accruing(c)	—	1	32	37	23	5	55	43
Criticized nonaccrual	254	183	1,278	844	425	30	1,957	1,057
Total retained loans	$121,713	$120,418	$196,849	$146,169	$236,727	$215,091	$555,289	$481,678

(a)	The U.S. and non-U.S. distribution is determined based predominantly on the domicile of the borrower.

(b)
The credit quality of wholesale loans is assessed primarily through ongoing review and monitoring of an obligor’s ability to meet contractual obligations rather than relying on the past due status, which is generally a lagging indicator of credit quality.

(c)	Represents loans that are considered well-collateralized and therefore still accruing interest.
Nonaccrual loans
The following table provides information on retained wholesale nonaccrual loans.

(in millions)	Secured by real estate		Commercial and industrial		Other		Total retained loans
	Mar 31, 2020	Dec 31, 2019	Mar 31, 2020	Dec 31, 2019	Mar 31, 2020	Dec 31, 2019	Mar 31, 2020	Dec 31, 2019
Nonaccrual loans
With an allowance	$232	$169	$1,157	$688	$345	$28	$1,734	$885
Without an allowance(a)	22	14	121	156	80	2	223	172
Total nonaccrual loans(b)	$254	$183	$1,278	$844	$425	$30	$1,957	$1,057

(a)
When the discounted cash flows, collateral value or market price equals or exceeds the amortized cost of the loan, the loan does not require an allowance. This typically occurs when the loans have been partially charged off and/or there have been interest payments received and applied to the loan balance.

(b)	Interest income on nonaccrual loans recognized on a cash basis was not material for the three months ended March 31, 2020 and 2019.
Loan modifications
Certain loan modifications are considered to be TDRs as they provide various concessions to borrowers who are experiencing financial difficulty. Loans with short-term or other insignificant modifications that are not considered concessions are not TDRs. The impact of these modifications, as well as new TDRs, was not material to the Firm for the three months ended March 31, 2020 and 2019.

Note 13 – Allowance for credit losses
Effective January 1, 2020, the Firm adopted the CECL accounting guidance. The adoption of this guidance established a single allowance framework for all financial assets measured at amortized cost and certain off-balance sheet credit exposures. This framework requires that management’s estimate reflects credit losses over the instrument’s remaining expected life and considers expected future changes in macroeconomic conditions. Refer to Note 1 for further information.
JPMorgan Chase’s allowance for credit losses comprises:

•	the allowance for loan losses, which covers the Firm’s retained loan portfolios (scored and risk-rated) and is presented separately on the balance sheet,

•	the allowance for lending-related commitments, which is presented on the balance sheet in accounts payable and other liabilities, and

•	the allowance for credit losses on investment securities, which covers the Firm’s HTM and AFS securities and is recognized within Investment Securities on the balance sheet.
The income statement effect of all changes in the allowance for credit losses is recognized in the provision for credit losses.
Determining the appropriateness of the allowance for credit losses is complex and requires significant judgment by management about the effect of matters that are inherently uncertain. At least quarterly, the allowance for credit losses is reviewed by the CRO, the CFO and the Controller of the Firm. Subsequent evaluations of credit exposures, considering the macroeconomic conditions, forecasts and other factors then prevailing, may result in significant changes in the allowance for credit losses in future periods.
The Firm’s policies used to determine its allowance for loan losses and its allowance for lending-related commitments are described in the following paragraphs. Refer to Note 10 for a description of the policies used to determine the allowance for credit losses on investment securities.
Methodology for allowances for loan losses and lending-related commitments
The allowance for loan losses and allowance for lending-related commitments represents expected credit losses over the remaining expected life of retained loans and lending-related commitments that are not unconditionally cancellable. The Firm does not record an allowance for future draws on unconditionally cancellable lending-related commitments (e.g., credit cards). Expected losses related to accrued interest on credit card loans are included in the Firm’s allowance for loan losses. However, the Firm does not record an allowance on other accrued interest receivables, due to its policy to write them off no later than 90 days past due by reversing interest income.
The expected life of each instrument is determined by considering its contractual term, expected prepayments, cancellation features, and certain extension and call options. The expected life of funded credit card loans is generally estimated by considering expected future payments on the credit card account, and determining how much of those amounts should be allocated to repayments of the funded loan balance (as of the balance sheet date) versus other account activity. This allocation is made using an approach that incorporates the payment application requirements of the Credit Card Accountability Responsibility and Disclosure Act of 2009, generally paying down the highest interest rate balances first.
The estimate of expected credit losses includes expected recoveries of amounts previously charged off or expected to be charged off, even if such recoveries result in a negative allowance.
Collective and Individual Assessments
When calculating the allowance for loan losses and the allowance for lending-related commitments, the Firm assesses whether exposures share similar risk characteristics. If similar risk characteristics exist, the Firm estimates expected credit losses collectively, considering the risk associated with a particular pool and the probability that the exposures within the pool will deteriorate or default.
Relevant risk characteristics for the consumer portfolio include product type, delinquency status, current FICO scores, geographic distribution, and, for collateralized loans, current LTV ratios. Relevant risk characteristics for the wholesale portfolio include LOB, geography, risk rating, delinquency status, level and type of collateral, industry sector, credit enhancement, product type, facility purpose, tenor, and payment terms. The assessment of risk characteristics is subject to significant management judgment. Emphasizing one characteristic over another or considering additional characteristics could affect the allowance.
The majority of the Firm’s credit exposures share risk characteristics with other similar exposures, and as a result are collectively assessed for impairment (“portfolio-based component”). The portfolio-based component covers consumer loans, performing risk-rated loans and certain lending-related commitments.
If an exposure does not share risk characteristics with other exposures, the Firm generally estimates expected credit losses on an individual basis, considering expected repayment and conditions impacting that individual exposure (“asset-specific component”). The asset-specific component covers modified PCD loans, loans modified or reasonably expected to be modified in a TDR, collateral-dependent loans, as well as, risk-rated loans that have been placed on nonaccrual status.
Portfolio-based component
The portfolio-based component begins with a quantitative calculation that considers the likelihood of the borrower changing delinquency status or moving from one risk rating to another. The quantitative calculation covers expected credit losses over an instrument’s expected life and is estimated by applying credit loss factors to the Firm’s estimated exposure at default.
The credit loss factors incorporate the probability of borrower default as well as loss severity in the event of default. They are derived using a weighted average of five internally developed macroeconomic scenarios over an eight-quarter forecast period, followed by a single year straight-line interpolation to revert to long run historical information for periods beyond the eight-quarter forecast period. The eight-quarter forecast incorporates hundreds of macroeconomic variables that are relevant for exposures across the Firm, with modeled credit losses being driven primarily by a subset of less than twenty variables, including U.S. real gross domestic product (“GDP”), U.S. unemployment rates and initial jobless claims, short- and long-term interest rates, U.S. equity prices, corporate credit spreads, housing prices, and oil prices. The specific variables that have the greatest effect on the modeled losses of each portfolio vary by portfolio and geography. The five macroeconomic scenarios consist of a central, relative adverse, extreme adverse, relative upside and extreme upside scenario, and are updated by the Firm’s central forecasting team. The scenarios take into consideration the Firm’s overarching economic outlook, internal perspectives from subject matter experts across the Firm, and market consensus and involve a governed process that incorporates feedback from senior management across LOBs, Corporate Finance and Risk Management.
In light of the rapidly evolving economic conditions and forecasts during March 2020, management updated its macroeconomic forecast near the end of its credit loss estimation process in early April. This macroeconomic forecast was used to generate an updated credit loss estimate that was the primary driver of the Firm’s provision for credit losses for the three months ended March 31, 2020. Subsequent changes to this forecast and related estimates will be reflected in the provision for credit losses in future periods.
The quantitative calculation is adjusted to take into consideration model imprecision, emerging risk assessments, trends and other subjective factors that are not yet reflected in the calculation; these adjustments are accomplished in part by analyzing the historical loss experience, including during stressed periods, for each major product segment. However, it is difficult to predict whether historical loss experience is indicative of future loss levels. In particular, the COVID-19 pandemic has stressed many macroeconomic variables to degrees not seen nor experienced in recent history, which creates additional challenges in the use of modeled credit loss estimates.
Management applies significant judgment in making this adjustment, taking into account uncertainties associated with various factors not already considered in the quantitative calculation, including current economic and political conditions, quality of underwriting standards, borrower behavior, credit concentrations or deterioration within an industry, product or portfolio, as well as other relevant internal and external factors affecting the credit quality of the portfolio. In certain instances, the interrelationships between these factors create further uncertainties.
The application of different inputs into the quantitative calculation, and the assumptions used by management to adjust the quantitative calculation, are subject to significant management judgment, and emphasizing one input or assumption over another, or considering other inputs or assumptions, could affect the estimate of the allowance for loan losses and the allowance for lending-related commitments.
Asset-specific component
To determine the asset-specific component of the allowance, collateral-dependent loans (including those loans for which foreclosure is probable) and larger, nonaccrual risk-rated loans in the wholesale portfolio segment are generally evaluated individually, while smaller loans (both scored and risk-rated) are aggregated for evaluation using factors relevant for the respective class of assets.
The Firm generally measures the asset-specific allowance as the difference between the amortized cost of the loan and the present value of the cash flows expected to be collected, discounted at the loan’s original effective interest rate. Subsequent changes in impairment are generally recognized as an adjustment to the allowance for loan losses. For collateral-dependent loans, the fair value of collateral less estimated costs to sell is used to determine the charge-off amount for declines in value (to reduce the amortized cost of the loan to the fair value of collateral) or the amount of negative allowance that should be recognized (for recoveries of prior charge-offs associated with improvements in the fair value of collateral).
The asset-specific component of the allowance for loan losses that have been or are expected to be modified in TDRs incorporates the effect of the modification on the loan’s expected cash flows (including forgone interest, principal forgiveness, as well as other concessions), and also the potential for redefault. For residential real estate loans modified in or expected to be modified in TDRs, the Firm develops product-specific probability of default estimates, which are applied at a loan level to compute expected losses. In developing these probabilities of default, the Firm considers the relationship between the credit quality characteristics of the underlying loans and certain assumptions about housing prices and unemployment, based upon industry-wide data. The Firm also considers its own historical loss experience to-date based on actual redefaulted modified loans. For credit card loans modified in or expected to be modified in TDRs, expected losses incorporate projected redefaults based on the Firm’s historical experience by type of modification program. For wholesale loans modified or expected to be modified in TDRs, expected losses incorporate management’s expectation of the borrower’s ability to repay under the modified terms.
Estimating the timing and amounts of future cash flows is highly judgmental as these cash flow projections rely upon estimates such as loss severities, asset valuations, default rates (including redefault rates on modified loans), the amounts and timing of interest or principal payments (including any expected prepayments) or other factors that are reflective of current and expected market conditions. These estimates are, in turn, dependent on factors such as the duration of current overall economic conditions, industry-, portfolio-, or borrower-specific factors, the expected outcome of insolvency proceedings as well as, in certain circumstances, other economic factors. All of these estimates and assumptions require significant management judgment and certain assumptions are highly subjective.

Allowance for credit losses and related information
The table below summarizes information about the allowances for loan losses and lending-related commitments, and includes a breakdown of loans and lending-related commitments by impairment methodology. Refer to Note 10 for further information on the allowance for credit losses on investment securities.
The adoption of the CECL accounting guidance resulted in a change in the accounting for PCI loans, which are considered PCD loans. In conjunction with the adoption of CECL, the Firm reclassified risk-rated loans and lending-related commitments from the consumer, excluding credit card portfolio segment to the wholesale portfolio segment, to align with the methodology applied in determining the allowance. Prior-period amounts have been revised to conform with the current presentation. Refer to Note 1 for further information.

	2020(e)				2019
Three months ended March 31, (in millions)	Consumer, excluding credit card	Credit card	Wholesale	Total	Consumer, excluding credit card	Credit card	Wholesale	Total
Allowance for loan losses
Beginning balance at January 1,	$2,538	$5,683	$4,902	$13,123	$3,434	$5,184	$4,827	$13,445
Cumulative effect of a change in accounting principle	297	5,517	(1,642)	4,172	NA	NA	NA	NA
Gross charge-offs	233	1,488	181	1,902	234	1,344	64	1,642
Gross recoveries collected	(239)	(175)	(19)	(433)	(127)	(142)	(12)	(281)
Net charge-offs	(6)	1,313	162	1,469	107	1,202	52	1,361
Write-offs of PCI loans(a)	NA	NA	NA	NA	50	—	—	50
Provision for loan losses	613	5,063	1,742	7,418	120	1,202	170	1,492
Other	—	—	—	—	2	(1)	6	7
Ending balance at March 31,	$3,454	$14,950	$4,840	$23,244	$3,399	$5,183	$4,951	$13,533

Allowance for lending-related commitments
Beginning balance at January 1,	$12	$—	$1,179	$1,191	$12	$—	$1,043	$1,055
Cumulative effect of a change in accounting principle	133	—	(35)	98	NA	NA	NA	NA
Provision for lending-related commitments	6	—	852	858	—	—	3	3
Other	—	—	—	—	—	—	—	—
Ending balance at March 31,	$151	$—	$1,996	$2,147	$12	$—	$1,046	$1,058

Allowance for loan losses by impairment methodology
Asset-specific(b)	$223	$530	$556	$1,309	$89	$461	$479	$1,029
Portfolio-based	3,231	14,420	4,284	21,935	1,572	4,722	4,472	10,766
PCI	NA	NA	NA	NA	1,738	—	—	1,738
Total allowance for loan losses	$3,454	$14,950	$4,840	$23,244	$3,399	$5,183	$4,951	$13,533

Loans by impairment methodology
Asset-specific(b)	$17,036	$1,505	$2,021	$20,562	$6,536	$1,365	$1,860	$9,761
Portfolio-based	276,743	152,516	553,268	982,527	292,465	149,150	469,258	910,873
PCI	NA	NA	NA	NA	23,207	—	—	23,207
Total retained loans	$293,779	$154,021	$555,289	$1,003,089	$322,208	$150,515	$471,118	$943,841

Collateral-dependent loans
Net charge-offs	$29	$—	$17	$46	$9	$—	$11	$20
Loans measured at fair value of collateral less cost to sell	2,941	—	94	3,035	2,098	—	154	2,252

Allowance for lending-related commitments by impairment methodology
Asset-specific	$—	$—	$187	$187	$—	$—	$114	$114
Portfolio-based	151	—	1,809	1,960	12	—	932	944
Total allowance for lending-related commitments(c)	$151	$—	$1,996	$2,147	$12	$—	$1,046	$1,058

Lending-related commitments by impairment methodology
Asset-specific	$—	$—	$619	$619	$—	$—	$455	$455
Portfolio-based(d)	33,498	—	357,866	391,364	28,666	—	393,555	422,221
Total lending-related commitments	$33,498	$—	$358,485	$391,983	$28,666	$—	$394,010	$422,676

(a)
Prior to the adoption of CECL, write-offs of PCI loans were recorded against the allowance for loan losses when actual losses for a pool exceeded estimated losses that were recorded as purchase accounting adjustments at the time of acquisition. A write-off of a PCI loan was recognized when the underlying loan was removed from a pool.

(b)
Includes modified PCD loans and loans that have been modified or are reasonably expected to be modified in a TDR. Also includes risk-rated loans that have been placed on nonaccrual status for the wholesale portfolio segment. The asset-specific credit card allowance for loans modified, or reasonably expected to be modified, in a TDR is calculated based on the loans’ original contractual interest rates and does not consider any incremental penalty rates.

(c)	The allowance for lending-related commitments is reported in accounts payable and other liabilities on the Consolidated balance sheets.

(d)
At March 31, 2020 and 2019, lending-related commitments excluded $8.0 billion and $9.3 billion, respectively, for the consumer, excluding credit card portfolio segment; and $681.4 billion and $626.9 billion, respectively, for the credit card portfolio segment, which were not subject to the allowance for lending-related commitments.

(e)	Excludes HTM securities, which had an allowance for credit losses of $19 million and a provision for credit losses of $9 million as of and for the three months ended March 31, 2020.
Discussion of current period changes
The increase in the allowances for loan losses and lending-related commitments in the first quarter of 2020 was primarily driven by an increase in the provision for credit losses, reflecting deterioration in the macroeconomic environment as a result of the impact of the COVID-19 pandemic and continued pressure on oil prices. In light of the rapidly evolving economic conditions and forecasts during March 2020, management updated its macroeconomic forecast near the end of its credit loss estimation process in early April. This macroeconomic forecast included a decline in the U.S. real GDP of approximately 25% and an increase in the U.S. unemployment rate to above 10%, both in the second quarter, followed by a solid recovery in the second half of 2020. In addition, the allowances for loan losses and lending-related commitments reflect the estimated impact of the Firm’s payment relief actions as well as the federal government’s stimulus programs related to the COVID-19 pandemic. Subsequent changes to this forecast and related estimates will be reflected in the provision for credit losses in future periods.

Note 14 – Variable interest entities
Refer to Note 1 of JPMorgan Chase’s 2019 Form 10-K for a further description of JPMorgan Chase’s accounting policies regarding consolidation of VIEs.
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

The Firm also invests in and provides financing and other services to VIEs sponsored by third parties. Refer to pages 148–149 of this Note for more information on the VIEs sponsored by third parties.
Significant Firm-sponsored VIEs
Credit card securitizations
Refer to Note 14 of JPMorgan Chase’s 2019 Form 10-K for a more detailed discussion of JPMorgan Chase’s involvement with credit card securitizations.
As a result of the Firm’s continuing involvement, the Firm is considered to be the primary beneficiary of its Firm-sponsored credit card securitization trust, the Chase Issuance Trust. Refer to the table on page 148 of this Note for further information on consolidated VIE assets and liabilities.

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
Refer to Note 14 of JPMorgan Chase’s 2019 Form 10-K for a detailed discussion of the Firm’s involvement with Firm-sponsored mortgage and other securitization trusts, as well as the accounting treatment relating to such trusts.

The following table presents the total unpaid principal amount of assets held in Firm-sponsored private-label securitization entities, including those in which the Firm has continuing involvement, and those that are consolidated by the Firm. Continuing involvement includes servicing the loans, holding senior interests or subordinated interests (including amounts required to be held pursuant to credit risk retention rules), recourse or guarantee arrangements, and derivative contracts. In certain instances, the Firm’s only continuing involvement is servicing the loans. The Firm’s maximum loss exposure from retained and purchased interests is the carrying value of these interests. Refer to Securitization activity on page 149 of this Note for further information regarding the Firm’s cash flows associated with and interests retained in nonconsolidated VIEs, and pages 149–150 of this Note for information on the Firm’s loan sales and securitization activity related to U.S. GSEs and government agencies.

	Principal amount outstanding			JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
March 31, 2020 (in millions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	Investment securities	Other financial assets	Total interests held by JPMorgan Chase
Securitization-related(a)
Residential mortgage:
Prime/Alt-A and option ARMs	$59,615	$2,657	$48,743	$588	$1,127	$—	$1,715
Subprime	14,198	51	13,024	9	—	—	9
Commercial and other(b)	114,032	—	94,361	989	1,197	273	2,459
Total	$187,845	$2,708	$156,128	$1,586	$2,324	$273	$4,183

	Principal amount outstanding			JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
December 31, 2019 (in millions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	Investment securities	Other financial assets	Total interests held by JPMorgan Chase
Securitization-related(a)
Residential mortgage:
Prime/Alt-A and option ARMs	$60,348	$2,796	$48,734	$535	$625	$—	$1,160
Subprime	14,661	—	13,490	7	—	—	7
Commercial and other(b)	111,903	—	80,878	785	773	241	1,799
Total	$186,912	$2,796	$143,102	$1,327	$1,398	$241	$2,966

(a)
Excludes U.S. GSEs and government agency securitizations and re-securitizations, which are not Firm-sponsored. Refer to pages 149–150 of this Note for information on the Firm’s loan sales and securitization activity related to U.S. GSEs and government agencies.

(b)	Consists of securities backed by commercial real estate loans and non-mortgage-related consumer receivables purchased from third parties.

(c)
Excludes the following: retained servicing (refer to Note 15 for a discussion of MSRs); securities retained from loan sales and securitization activity related to U.S. GSEs and government agencies; interest rate and foreign exchange derivatives primarily used to manage interest rate and foreign exchange risks of securitization entities (refer to Note 5 for further information on derivatives); senior and subordinated securities of $525 million and $184 million, respectively, at March 31, 2020, and $106 million and $94 million, respectively, at December 31, 2019, which the Firm purchased in connection with CIB’s secondary market-making activities.

(d)	Includes interests held in re-securitization transactions.

(e)
As of March 31, 2020, and December 31, 2019, 64% and 63%, respectively, of the Firm’s retained securitization interests, which are predominantly carried at fair value and include amounts required to be held pursuant to credit risk retention rules, were risk-rated “A” or better, on an S&P-equivalent basis. The retained interests in prime residential mortgages consisted of $1.7 billion and $1.1 billion of investment-grade retained interests, and $61 million and $72 million of noninvestment-grade retained interests at March 31, 2020, and December 31, 2019, respectively. The retained interests in commercial and other securitizations trusts consisted of $1.6 billion and $1.2 billion of investment-grade retained interests, and $881 million and $575 million of noninvestment-grade retained interests at March 31, 2020, and December 31, 2019, respectively.

Residential mortgage
The Firm securitizes residential mortgage loans originated by CCB, as well as residential mortgage loans purchased from third parties by either CCB or CIB. Refer to Note 14 of JPMorgan Chase’s 2019 Form 10-K for a more detailed description of the Firm’s involvement with residential mortgage securitizations. Refer to the table on page 148 of this Note for more information on the consolidated residential mortgage securitizations, and the table on the previous page of this Note for further information on interests held in nonconsolidated residential mortgage securitizations.
Commercial mortgages and other consumer securitizations
CIB originates and securitizes commercial mortgage loans, and engages in underwriting and trading activities involving the securities issued by securitization trusts. Refer to Note 14 of JPMorgan Chase’s 2019 Form 10-K for a more detailed description of the Firm’s involvement with commercial mortgage and other consumer securitizations. Refer to the table on page 148 of this Note for more information on the consolidated commercial mortgage securitizations, and the table on the previous page of this Note for further information on interests held in nonconsolidated securitizations.
Re-securitizations
Refer to Note 14 of JPMorgan Chase’s 2019 Form 10-K for a more detailed description of JPMorgan Chase’s participation in certain re-securitization transactions.
The following table presents the principal amount of securities transferred to re-securitization VIEs.

	Three months ended March 31,
(in millions)	2020	2019
Transfers of securities to VIEs
U.S. GSEs and government agencies	$2,717	$4,503

The Firm did not transfer any private label securities to re-securitization VIEs during the first three months of 2020 and 2019, respectively, and retained interests in any such Firm-sponsored VIEs as of March 31, 2020 and December 31, 2019 were immaterial.
The following table presents information on nonconsolidated re-securitization VIEs.

	Nonconsolidated re-securitization VIEs
(in millions)	March 31, 2020	December 31, 2019
U.S. GSEs and government agencies
Interest in VIEs	$3,162	$2,928

As of March 31, 2020, and December 31, 2019, the Firm did not consolidate any U.S. GSE and government agency re-securitization VIEs or any Firm-sponsored private-label re-securitization VIEs.

Multi-seller conduits
Refer to Note 14 of JPMorgan Chase’s 2019 Form 10-K for a more detailed description of JPMorgan Chase’s principal involvement with Firm-administered multi-seller conduits.
In the normal course of business, JPMorgan Chase makes markets in and invests in commercial paper issued by the Firm-administered multi-seller conduits. The Firm held $14.7 billion and $16.3 billion of the commercial paper issued by the Firm-administered multi-seller conduits at March 31, 2020, and December 31, 2019, respectively, which have been eliminated in consolidation. The Firm’s investments reflect the Firm’s funding needs and capacity and were not driven by market illiquidity. Other than the amounts required to be held pursuant to credit risk retention rules, the Firm is not obligated under any agreement to purchase the commercial paper issued by the Firm-administered multi-seller conduits.
Deal-specific liquidity facilities, program-wide liquidity and credit enhancement provided by the Firm have been eliminated in consolidation. The Firm or the Firm-administered multi-seller conduits provide lending-related commitments to certain clients of the Firm-administered multi-seller conduits. The unfunded commitments were $7.1 billion and $8.9 billion at March 31, 2020, and December 31, 2019, respectively, and are reported as off-balance sheet lending-related commitments in other unfunded commitments to extend credit. Refer to Note 23 for more information on off-balance sheet lending-related commitments.
Municipal bond vehicles
Municipal bond vehicles or tender option bond (“TOB”) trusts allow institutions to finance their municipal bond investments at short-term rates. TOB transactions are known as customer TOB trusts and non-customer TOB trusts. Customer TOB trusts are sponsored by a third party, refer to pages 148–149 of this Note for further information.
The Firm serves as sponsor for all non-customer TOB transactions. Refer to Note 14 of JPMorgan Chase’s 2019 Form 10-K for a more detailed description of JPMorgan Chase’s Municipal bond vehicles.

Consolidated VIE assets and liabilities
The following table presents information on assets and liabilities related to VIEs consolidated by the Firm as of March 31, 2020, and December 31, 2019.

	Assets				Liabilities
March 31, 2020 (in millions)	Trading assets	Loans	Other(b)	Total assets(c)	Beneficial interests in VIE assets(d)	Other(e)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$13,202	$265	$13,467	$6,562	$4	$6,566
Firm-administered multi-seller conduits	1	26,661	348	27,010	12,174	36	12,210
Municipal bond vehicles	1,778	—	7	1,785	589	4	593
Mortgage securitization entities(a)	110	2,608	76	2,794	305	125	430
Other	46	—	295	341	—	147	147
Total	$1,935	$42,471	$991	$45,397	$19,630	$316	$19,946

	Assets				Liabilities
December 31, 2019 (in millions)	Trading assets	Loans	Other(b)	Total assets(c)	Beneficial interests in VIE assets(d)	Other(e)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$14,986	$266	$15,252	$6,461	$6	$6,467
Firm-administered multi-seller conduits	1	25,183	355	25,539	9,223	36	9,259
Municipal bond vehicles	1,903	—	4	1,907	1,881	3	1,884
Mortgage securitization entities(a)	66	2,762	64	2,892	276	130	406
Other	663	—	192	855	—	272	272
Total	$2,633	$42,931	$881	$46,445	$17,841	$447	$18,288

(a)	Includes residential and commercial mortgage securitizations.

(b)	Includes assets classified as cash and other assets on the Consolidated balance sheets.

(c)
The assets of the consolidated VIEs included in the program types above are used to settle the liabilities of those entities. The assets and liabilities include third-party assets and liabilities of consolidated VIEs and exclude intercompany balances that eliminate in consolidation.

(d)
The interest-bearing beneficial interest liabilities issued by consolidated VIEs are classified in the line item on the Consolidated balance sheets titled, “Beneficial interests issued by consolidated variable interest entities.” The holders of these beneficial interests generally do not have recourse to the general credit of JPMorgan Chase. Refer to Note 14 of JPMorgan Chase’s 2019 Form 10-K for conduits program-wide credit enhancements. Included in beneficial interests in VIE assets are long-term beneficial interests of $6.9 billion and $6.7 billion at March 31, 2020, and December 31, 2019, respectively.

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
Tax credit vehicles
The Firm holds investments in unconsolidated tax credit vehicles, which are limited partnerships and similar entities that own and operate affordable housing, energy, and other projects. These entities are primarily considered VIEs. A third party is typically the general partner or managing member and has control over the significant activities of the tax credit vehicles, and accordingly the Firm does not consolidate tax credit vehicles. The Firm generally invests in these partnerships as a limited partner and earns a return primarily through the receipt of tax credits allocated to the projects. The maximum loss exposure, represented by equity investments and funding commitments, was $19.2 billion and $19.1 billion, of which $5.4 billion and $5.5 billion was unfunded at March 31, 2020 and December 31, 2019, respectively. In order to reduce the risk of loss, the Firm assesses each project and withholds varying amounts of its capital investment until the project qualifies for tax credits. Refer to Note 25 of JPMorgan Chase’s 2019 Form 10-K for further information on affordable housing tax credits. Refer to Note 23 of this Form 10-Q for more information on off-balance sheet lending-related commitments.

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

The Firm’s maximum exposure as a liquidity provider to customer TOB trusts at March 31, 2020 and December 31, 2019 was $5.3 billion and $5.5 billion, respectively. The fair value of assets held by such VIEs at March 31, 2020 and December 31, 2019, was $8.1 billion and $8.6 billion, respectively. Refer to Note 23 for more information on off-balance sheet lending-related commitments.
Loan securitizations
The Firm has securitized and sold a variety of loans, including residential mortgage, credit card, and commercial mortgage. Refer to Note 14 of JPMorgan Chase’s 2019 Form 10-K for a further description of the Firm’s accounting policies regarding securitizations.
Securitization activity
The following table provides information related to the Firm’s securitization activities for the three months ended March 31, 2020 and 2019, related to assets held in Firm-sponsored securitization entities that were not consolidated by the Firm, and where sale accounting was achieved at the time of the securitization.

	Three months ended March 31,
	2020		2019
(in millions)	Residential mortgage(d)	Commercial and other(e)	Residential mortgage(d)	Commercial and other(e)
Principal securitized	$3,064	$3,188	$1,782	$764
All cash flows during the period:(a)
Proceeds received from loan sales as financial instruments(b)(c)	$3,136	$3,273	$1,822	$782
Servicing fees collected	62	—	77	—
Cash flows received on interests	117	29	85	51

(a)	Excludes re-securitization transactions.

(b)	Predominantly includes Level 2 assets.

(c)	The carrying value of the loans accounted for at fair value approximated the proceeds received upon loan sale.

(d)	Includes prime mortgages only. Excludes loan securitization activity related to U.S. GSEs and government agencies.

(e)	Includes commercial mortgage and other consumer loans.
Loans and excess MSRs sold to U.S. government-sponsored
enterprises and loans in securitization transactions pursuant to
Ginnie Mae guidelines
In addition to the amounts reported in the securitization activity tables above, the Firm, in the normal course of business, sells originated and purchased mortgage loans and certain originated excess MSRs on a nonrecourse basis, predominantly to U.S. GSEs. These loans and excess MSRs are sold primarily for the purpose of securitization by the U.S. GSEs, who provide certain guarantee provisions (e.g., credit enhancement of the loans). The Firm also sells loans into securitization transactions pursuant to Ginnie Mae guidelines; these loans are typically insured or guaranteed by another U.S. government agency. The Firm does not consolidate the securitization vehicles underlying these transactions as it is not the primary beneficiary. For a limited number of loan sales, the Firm is obligated to share a portion of the credit risk associated with the sold loans with the purchaser. Refer to Note 23 of this Form 10-Q, and Note 28 of JPMorgan Chase’s 2019 Form 10-K for additional information about the Firm’s loan sales- and securitization-related indemnifications. Refer to Note 15 for additional information about the impact of the Firm’s sale of certain excess MSRs.

The following table summarizes the activities related to loans sold to the U.S. GSEs, and loans in securitization transactions pursuant to Ginnie Mae guidelines.

	Three months ended March 31,
(in millions)	2020	2019
Carrying value of loans sold	$24,935	$15,179
Proceeds received from loan sales as cash	9	68
Proceeds from loan sales as securities(a)(b)	24,663	14,837
Total proceeds received from loan sales(c)	$24,672	$14,905
Gains/(losses) on loan sales(d)(e)	$4	$49

(a)	Includes securities from U.S. GSEs and Ginnie Mae that are generally sold shortly after receipt or retained as part of the Firm’s investment securities portfolio.

(b)	Included in level 2 assets.

(c)	Excludes the value of MSRs retained upon the sale of loans.

(d)	Gains/(losses) on loan sales include the value of MSRs.

(e)	The carrying value of the loans accounted for at fair value approximated the proceeds received upon loan sale.
Options to repurchase delinquent loans
In addition to the Firm’s obligation to repurchase certain loans due to material breaches of representations and warranties as discussed in Note 23, the Firm also has the option to repurchase delinquent loans that it services for Ginnie Mae loan pools, as well as for other U.S. government agencies under certain arrangements. The Firm typically elects to repurchase delinquent loans from Ginnie Mae loan pools as it continues to service them and/or manage the foreclosure process in accordance with the applicable requirements, and such loans continue to be insured or guaranteed. When the Firm’s repurchase option becomes exercisable, such loans must be reported on the Consolidated balance sheets as a loan with a corresponding liability. Refer to Note 12 for additional information.
The following table presents loans the Firm repurchased or had an option to repurchase, real estate owned, and foreclosed government-guaranteed residential mortgage loans recognized on the Firm’s Consolidated balance sheets as of March 31, 2020 and December 31, 2019. Substantially all of these loans and real estate are insured or guaranteed by U.S. government agencies.

(in millions)	Mar 31, 2020	Dec 31, 2019
Loans repurchased or option to repurchase(a)	$1,906	$2,941
Real estate owned	29	41
Foreclosed government-guaranteed residential mortgage loans(b)	138	198

(a)	Predominantly all of these amounts relate to loans that have been repurchased from Ginnie Mae loan pools.

(b)	Relates to voluntary repurchases of loans, which are included in accrued interest and accounts receivable.

Loan delinquencies and liquidation losses
The table below includes information about components of and delinquencies related to nonconsolidated securitized financial assets held in Firm-sponsored private-label securitization entities, in which the Firm has continuing involvement as of March 31, 2020, and December 31, 2019.

					Net liquidation losses
	Securitized assets		90 days past due		Three months ended March 31,
(in millions)	Mar 31, 2020	Dec 31, 2019	Mar 31, 2020	Dec 31, 2019	2020	2019
Securitized loans
Residential mortgage:
Prime / Alt-A & option ARMs	$48,743	$48,734	$2,312	$2,449	$99	$157
Subprime	13,024	13,490	1,654	1,813	86	144
Commercial and other	94,361	80,878	223	187	10	141
Total loans securitized	$156,128	$143,102	$4,189	$4,449	$195	$442

Note 15 – Goodwill and Mortgage servicing rights
Refer to Note 15 of JPMorgan Chase’s 2019 Form 10-K for a discussion of the accounting policies related to goodwill and mortgage servicing rights.
Goodwill
The following table presents goodwill attributed to the business segments.

(in millions)	March 31, 2020	December 31, 2019
Consumer & Community Banking(a)	$30,083	$30,082
Corporate & Investment Bank(a)	7,876	7,901
Commercial Banking	2,986	2,982
Asset & Wealth Management	6,855	6,858
Total goodwill	$47,800	$47,823

(a)
In the first quarter of 2020, the Merchant Services business was realigned from CCB to CIB, including the associated Goodwill of $959 million. Prior periods have been revised to conform with current period presentation.

The following table presents changes in the carrying amount of goodwill.

	Three months ended March 31,
(in millions)	2020	2019
Balance at beginning of period	$47,823	$47,471
Changes during the period from:
Other(a)	(23)	3
Balance at March 31,	$47,800	$47,474

(a)	Primarily relates to foreign currency adjustments.

Goodwill impairment testing
Effective January 1, 2020, the Firm adopted new accounting guidance related to goodwill impairment testing. The adoption of the guidance requires recognition of an impairment loss when the estimated fair value of a reporting unit falls below its carrying value. It eliminated the requirement that an impairment loss be recognized only if the estimated implied fair value of the goodwill is below its carrying value. Refer to Note 15 of JPMorgan Chase’s 2019 Form 10-K for a further discussion of the primary method used to estimate the fair value of the reporting units and the assumptions used in the goodwill impairment test.
Goodwill is tested for impairment during the fourth quarter of each fiscal year, or more often if events or circumstances, such as adverse changes in the business climate, indicate that there may be an impairment.
Unanticipated declines in business performance, increases in credit losses, increases in capital requirements, as well as deterioration in economic or market conditions, adverse regulatory or legislative changes or increases in the estimated market cost of equity, could cause the estimated fair values of the Firm’s reporting units to decline in the future, which could result in a material impairment charge to earnings in a future period related to some portion of the associated goodwill.
As of March 31, 2020, the Firm reviewed current economic conditions, including the potential impacts of the COVID-19 pandemic on business performance, estimated market cost of equity, and also reviewed actual and projections of business performance for all its reporting units. The Firm has concluded that the goodwill allocated to its reporting units was not impaired as of March 31, 2020, or December 31, 2019, nor was goodwill written off due to impairment during the three months ended March 31, 2020 or 2019.

Mortgage servicing rights
MSRs represent the fair value of expected future cash flows for performing servicing activities for others. The fair value considers estimated future servicing fees and ancillary revenue, offset by estimated costs to service the loans, and generally declines over time as net servicing cash flows are received, effectively amortizing the MSR asset against contractual servicing and ancillary fee income. MSRs are either purchased from third parties or recognized upon sale or securitization of mortgage loans if servicing is retained. Refer to Notes 2 and 15 of JPMorgan Chase’s 2019 Form 10-K for a further description of the MSR asset, interest rate risk management, and the valuation of MSRs.
The following table summarizes MSR activity for the three months ended March 31, 2020 and 2019.

	As of or for the three months ended March 31,
(in millions, except where otherwise noted)	2020	2019
Fair value at beginning of period	$4,699	$6,130
MSR activity:
Originations of MSRs	271	332
Purchase of MSRs	2	104
Disposition of MSRs(a)	(75)	(111)
Net additions/(dispositions)	198	325

Changes due to collection/realization of expected cash flows	(248)	(199)

Changes in valuation due to inputs and assumptions:
Changes due to market interest rates and other(b)	(1,370)	(301)
Changes in valuation due to other inputs and assumptions:
Projected cash flows (e.g., cost to service)	(1)	—
Discount rates	—	—
Prepayment model changes and other(c)	(11)	2
Total changes in valuation due to other inputs and assumptions	(12)	2
Total changes in valuation due to inputs and assumptions	(1,382)	(299)
Fair value at March 31,	$3,267	$5,957

Change in unrealized gains/(losses) included in income related to MSRs held at March 31,	$(1,382)	$(299)
Contractual service fees, late fees and other ancillary fees included in income	364	420
Third-party mortgage loans serviced at March 31, (in billions)	506	530
Servicer advances, net of an allowance for uncollectible amounts, at March 31, (in billions)(d)	1.7	2.6

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

The following table presents the components of mortgage fees and related income (including the impact of MSR risk management activities) for the three months ended March 31, 2020 and 2019.

	Three months ended March 31,
(in millions)	2020	2019
Net production revenue	$319	$200

Net mortgage servicing revenue:
Operating revenue:
Loan servicing revenue	339	404
Changes in MSR asset fair value due to collection/realization of expected cash flows	(248)	(199)
Total operating revenue	91	205
Risk management:
Changes in MSR asset fair value due to market interest rates and other(a)	(1,370)	(301)
Other changes in MSR asset fair value due to other inputs and assumptions in model(b)	(12)	2
Change in derivative fair value and other	1,292	290
Total risk management	(90)	(9)
Total net mortgage servicing revenue	1	196
Mortgage fees and related income	$320	$396

(a)	Represents both the impact of changes in estimated future prepayments due to changes in market interest rates, and the difference between actual and expected prepayments.

(b)
Represents the aggregate impact of changes in model inputs and assumptions such as projected cash flows (e.g., cost to service), discount rates and changes in prepayments other than those attributable to changes in market interest rates (e.g., changes in prepayments due to changes in home prices).

The table below outlines the key economic assumptions used to determine the fair value of the Firm’s MSRs at March 31, 2020, and December 31, 2019, and outlines hypothetical sensitivities of those fair values to immediate adverse changes in those assumptions, as defined below.

(in millions, except rates)	Mar 31, 2020	Dec 31, 2019
Weighted-average prepayment speed assumption (constant prepayment rate)	19.12%	11.67%
Impact on fair value of 10% adverse change	$(206)	$(200)
Impact on fair value of 20% adverse change	(391)	(384)
Weighted-average option adjusted spread(a)	8.95%	7.93%
Impact on fair value of a 100 basis point adverse change	$(103)	$(169)
Impact on fair value of a 200 basis point adverse change	(200)	(326)

(a)	Includes the impact of operational risk and regulatory capital.

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

Note 16 – Deposits
Refer to Note 17 of JPMorgan Chase’s 2019 Form 10-K for further information on deposits.
At March 31, 2020, and December 31, 2019, noninterest-bearing and interest-bearing deposits were as follows.

(in millions)	March 31, 2020	December 31, 2019
U.S. offices
Noninterest-bearing (included $17,046 and $22,637 at fair value)(a)	$448,195	$395,667
Interest-bearing (included $2,631 and $2,534 at fair value)(a)	1,026,603	876,156
Total deposits in U.S. offices	1,474,798	1,271,823
Non-U.S. offices
Noninterest-bearing (included $1,784 and $1,980 at fair value)(a)	22,192	20,087
Interest-bearing (included $1,148 and $1,438 at fair value)(a)	339,019	270,521
Total deposits in non-U.S. offices	361,211	290,608
Total deposits	$1,836,009	$1,562,431

(a)	Includes structured notes classified as deposits for which the fair value option has been elected. Refer to Note 3 for further information.

Note 17 – Leases
Refer to Note 18 of JPMorgan Chase’s 2019 Form 10-K for a further discussion on leases.
Firm as lessee
At March 31, 2020, JPMorgan Chase and its subsidiaries were obligated under a number of noncancellable leases, predominantly operating leases for premises and equipment used primarily for business purposes.
Operating lease liabilities and ROU assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term.
The following table provides information related to the Firm’s operating leases:

(in millions)	March 31, 2020	December 31, 2019
Right-of-use assets	$8,240	$8,190
Lease liabilities	8,516	8,505

The Firm’s net rental expense was $475 million and $468 million for the three months ended March 31, 2020 and 2019, respectively.
Firm as lessor
The Firm’s lease financings are generally operating leases and are included in other assets on the Firm’s Consolidated balance sheets.
The following table presents the Firm’s operating lease income and the related depreciation expense on the Consolidated statements of income:

	Three months ended March 31,
(in millions)	2020	2019
Operating lease income	$1,413	$1,316
Depreciation expense	1,140	997

Note 18 - Preferred stock
Refer to Note 21 of JPMorgan Chase’s 2019 Form 10-K for a further discussion on preferred stock.
The following is a summary of JPMorgan Chase’s non-cumulative preferred stock outstanding as of March 31, 2020 and December 31, 2019, and the quarterly dividend declarations for the three months ended March 31, 2020 and 2019.

	Shares		Carrying value (in millions)			Contractual rate in effect at March 31, 2020	Earliest redemption date	Floating annualized rate of three-month LIBOR/Term SOFR plus:	Dividend declared per share
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019	Issue date				Three months ended March 31,
									2020	2019
Fixed-rate:
Series P	—	—	$—	$—	2/5/2013	—%	3/1/2018	NA	$—	$136.25
Series T	—	—	—	—	1/30/2014	—	3/1/2019	NA	—	167.50
Series W	—	—	—	—	6/23/2014	—	9/1/2019	NA	—	157.50
Series Y	—	143,000	—	1,430	2/12/2015	—	3/1/2020	NA	153.13	153.13
Series AA	142,500	142,500	1,425	1,425	6/4/2015	6.100	9/1/2020	NA	152.50	152.50
Series BB	115,000	115,000	1,150	1,150	7/29/2015	6.150	9/1/2020	NA	153.75	153.75
Series DD	169,625	169,625	1,696	1,696	9/21/2018	5.750	12/1/2023	NA	143.75	143.75
Series EE	185,000	185,000	1,850	1,850	1/24/2019	6.000	3/1/2024	NA	150.00	NA
Series GG	90,000	90,000	900	900	11/7/2019	4.750	12/1/2024	NA	150.42	NA
Fixed-to-floating-rate:
Series I	293,375	293,375	$2,934	$2,934	4/23/2008	LIBOR + 3.47%	4/30/2018	LIBOR + 3.47%	$132.44	$155.51
Series Q	150,000	150,000	1,500	1,500	4/23/2013	5.150	5/1/2023	LIBOR + 3.25	128.75	128.75
Series R	150,000	150,000	1,500	1,500	7/29/2013	6.000	8/1/2023	LIBOR + 3.30	150.00	150.00
Series S	200,000	200,000	2,000	2,000	1/22/2014	6.750	2/1/2024	LIBOR + 3.78	168.75	168.75
Series U	100,000	100,000	1,000	1,000	3/10/2014	6.125	4/30/2024	LIBOR + 3.33	153.13	153.13
Series V	250,000	250,000	2,500	2,500	6/9/2014	LIBOR + 3.32%	7/1/2019	LIBOR + 3.32	130.73	125.00	(a)
Series X	160,000	160,000	1,600	1,600	9/23/2014	6.100	10/1/2024	LIBOR + 3.33	152.50	152.50
Series Z	200,000	200,000	2,000	2,000	4/21/2015	5.300	5/1/2020	LIBOR + 3.80	132.50	132.50
Series CC	125,750	125,750	1,258	1,258	10/20/2017	4.625	11/1/2022	LIBOR + 2.58	115.63	115.63
Series FF	225,000	225,000	2,250	2,250	7/31/2019	5.000	8/1/2024	SOFR + 3.38	125.00	NA
Series HH	300,000	—	3,000	—	1/23/2020	4.600	2/1/2025	SOFR + 3.125	125.22	NA	(b)
Series II	150,000	—	1,500	—	2/24/2020	4.000	4/1/2025	SOFR + 2.745	—	NA	(c)
Total preferred stock	3,006,250	2,699,250	$30,063	$26,993

(a)	Prior to July 1, 2019, the dividend rate was fixed at 5%.

(b)	Dividends in the amount of $125.22 per share were declared on March 13, 2020 and include dividends from the original issue date of January 23, 2020 through March 31, 2020.

(c)	From the original issue date of February 24, 2020 through March 31, 2020, dividends have yet to be declared for Series II.
Each series of preferred stock has a liquidation value and redemption price per share of $10,000, plus accrued but unpaid dividends. The aggregate liquidation value was $30.5 billion at March 31, 2020.
Redemptions
On March 1, 2020, the Firm redeemed all $1.43 billion of its 6.125% preferred stock, Series Y.
On December 1, 2019, the Firm redeemed all $900 million of its 5.45% preferred stock, Series P.
On October 30, 2019, the Firm redeemed $1.37 billion of its fixed-to-floating rate perpetual preferred stock, Series I.
On September 1, 2019, the Firm redeemed all $880 million of its 6.30% preferred stock, Series W.
On March 1, 2019, the Firm redeemed all $925 million of its 6.70% preferred stock, Series T.

Note 19 – Earnings per share
Refer to Note 23 of JPMorgan Chase’s 2019 Form 10-K for a discussion of the computation of basic and diluted earnings per share (“EPS”). The following table presents the calculation of basic and diluted EPS for the three months ended March 31, 2020 and 2019.

(in millions, except per share amounts)	Three months ended March 31,
	2020	2019
Basic earnings per share
Net income	$2,865	$9,179
Less: Preferred stock dividends	421	374
Net income applicable to common equity	2,444	8,805
Less: Dividends and undistributed earnings allocated to participating securities	13	52
Net income applicable to common stockholders	$2,431	$8,753

Total weighted-average basic shares outstanding	3,095.8	3,298.0
Net income per share	$0.79	$2.65

Diluted earnings per share
Net income applicable to common stockholders	$2,431	$8,753
Total weighted-average basic shares outstanding	3,095.8	3,298.0
Add: Dilutive impact of SARs and employee stock options, unvested PSUs and nondividend-earning RSUs	4.9	10.2
Total weighted-average diluted shares outstanding	3,100.7	3,308.2
Net income per share	$0.78	$2.65

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

As of or for the three months ended March 31, 2020 (in millions)	Unrealized gains/(losses) on investment securities	Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)

Balance at January 1, 2020	$4,057	$(707)	$(131)	$63	$(1,344)	$(369)	$1,569
Net change	1,119	(330)	88	2,465	33	2,474	5,849
Balance at March 31, 2020	$5,176 (a)	$(1,037)	$(43)	$2,528	$(1,311)	$2,105	$7,418

As of or for the three months ended March 31, 2019 (in millions)	Unrealized gains/(losses) on investment securities	Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)

Balance at January 1, 2019	$1,202	$(727)	(161)	$(109)	$(2,308)	$596	$(1,507)
Net change	1,414	(24)	2	138	36	(617)	949
Balance at March 31, 2019	$2,616	$(751)	$(159)	$29	$(2,272)	$(21)	$(558)

(a)	Includes after-tax net unamortized unrealized gains of $737 million related to AFS securities that have been transferred to HTM.

The following table presents the pre-tax and after-tax changes in the components of OCI.

	2020			2019
Three months ended March 31, (in millions)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Unrealized gains/(losses) on investment securities:
Net unrealized gains/(losses) arising during the period	$1,709	$(413)	$1,296	$1,875	$(451)	$1,424
Reclassification adjustment for realized (gains)/losses included in net income(a)	(233)	56	(177)	(13)	3	(10)
Net change	1,476	(357)	1,119	1,862	(448)	1,414
Translation adjustments(b):
Translation	(1,592)	55	(1,537)	41	(36)	5
Hedges	1,589	(382)	1,207	(38)	9	(29)
Net change	(3)	(327)	(330)	3	(27)	(24)
Fair value hedges, net change(c):	115	(27)	88	3	(1)	2
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	3,251	(780)	2,471	141	(33)	108
Reclassification adjustment for realized (gains)/losses included in net income(d)	(8)	2	(6)	39	(9)	30
Net change	3,243	(778)	2,465	180	(42)	138
Defined benefit pension and OPEB plans:
Net gain/(loss) arising during the period	9	(2)	7	3	(2)	1
Reclassification adjustments included in net income(e):
Amortization of net loss	4	(1)	3	42	(9)	33
Amortization of prior service cost/(credit)	1	—	1	1	—	1
Foreign exchange and other	31	(9)	22	(8)	9	1
Net change	45	(12)	33	38	(2)	36
DVA on fair value option elected liabilities, net change:	3,255	(781)	2,474	(807)	190	(617)
Total other comprehensive income/(loss)	$8,131	$(2,282)	$5,849	$1,279	$(330)	$949

(a)	The pre-tax amount is reported in Investment securities gains in the Consolidated statements of income.

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

Note 21 – Restricted cash and other restricted
assets
Refer to Note 26 of JPMorgan Chase’s 2019 Form 10-K for a detailed discussion of the Firm’s restricted cash and other restricted assets.
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
The following table presents the components of the Firm’s restricted cash:

(in billions)	March 31, 2020	December 31, 2019
Cash reserves – Federal Reserve Banks(a)	$—	$26.6
Segregated for the benefit of securities and cleared derivative customers	19.7	16.0
Cash reserves at non-U.S. central banks and held for other general purposes	3.8	3.9
Total restricted cash(b)	$23.5	$46.5

(a)	Effective March 26, 2020, the Federal Reserve temporarily eliminated reserve requirements for depository institutions.

(b)
Comprises $22.2 billion and $45.3 billion in deposits with banks, and $1.3 billion and $1.2 billion in cash and due from banks on the Consolidated balance sheet as of March 31, 2020 and December 31, 2019, respectively.

Also, as of March 31, 2020 and December 31, 2019, the Firm had the following other restricted assets:

•	Cash and securities pledged with clearing organizations for the benefit of customers of $40.0 billion and $24.7 billion, respectively.

•	Securities with a fair value of $12.8 billion and $8.8 billion, respectively, were also restricted in relation to customer activity.

Note 22 – Regulatory capital
Refer to Note 27 of JPMorgan Chase’s 2019 Form 10-K for a detailed discussion on regulatory capital.
The Federal Reserve establishes capital requirements, including well-capitalized standards, for the consolidated financial holding company. The Office of the Comptroller of the Currency (“OCC”) establishes similar minimum capital requirements and standards for the Firm’s IDI subsidiaries, including JPMorgan Chase Bank, N.A.
Under the risk-based capital and leverage-based guidelines of the Federal Reserve, JPMorgan Chase is required to maintain minimum ratios for CET1 capital, Tier 1 capital, Total capital, Tier 1 leverage and the SLR. Failure to meet these minimum requirements could cause the Federal Reserve to take action. IDI subsidiaries are also subject to these capital requirements by their respective primary regulators.
The following table presents the minimum and well-capitalized ratios to which the Firm and its IDI subsidiaries were subject as of March 31, 2020 and December 31, 2019.

	Minimum capital ratios		Well-capitalized ratios
	BHC(a)(e)	IDI(b)(e)	BHC(c)	IDI(d)
Capital ratios
CET1 capital	10.5	7.0	N/A	6.5%
Tier 1 capital	12.0	8.5	6.0	8.0
Total capital	14.0	10.5	10.0	10.0
Tier 1 leverage	4.0	4.0	N/A	5.0
SLR	5.0	6.0	N/A	6.0
Note: The table above is as defined by the regulations issued by the Federal Reserve, OCC and FDIC and to which the Firm and its IDI subsidiaries are subject.

(a)
Represents the minimum capital ratios applicable to the Firm under Basel III. The CET1, Tier 1 and Total capital minimum capital ratios include a capital conservation buffer requirement of 2.5% and GSIB surcharge of 3.5% as calculated under Method 2.

(b)
Represents requirements for JPMorgan Chase’s IDI subsidiaries. The CET1, Tier 1 and Total capital minimum capital ratios include a capital conservation buffer requirement of 2.5% that is applicable to the IDI subsidiaries. The IDI subsidiaries are not subject to the GSIB surcharge.

(c)	Represents requirements for bank holding companies pursuant to regulations issued by the Federal Reserve.

(d)	Represents requirements for IDI subsidiaries pursuant to regulations issued under the FDIC Improvement Act.

(e)	Represents minimum SLR requirement of 3.0%, as well as supplementary leverage buffer requirements of 2.0% and 3.0% for BHC and IDI, respectively.
Current Expected Credit Losses
As disclosed in the Firm’s 2019 Form 10-K, the Firm initially elected to phase-in the January 1, 2020 (“day 1”) CECL adoption impact to retained earnings of $2.7 billion to CET1 capital, at 25% per year in each of 2020 to 2023. As part of their response to the impact of the COVID-19 pandemic, on March 31, 2020, the federal banking agencies issued an interim final rule that provided the option to temporarily delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period.

The interim final rule provides a uniform approach for estimating the effects of CECL compared to the legacy incurred loss model during the first two years of the transition period (the “day 2” transition amount), whereby the Firm may exclude from CET1 capital 25% of the change in the allowance for credit losses (excluding allowances on PCD loans). The cumulative day 2 transition amount as at December 31, 2021 that is not recognized in CET1 capital as well as the $2.7 billion day 1 impact, will be phased into CET1 capital at 25% per year beginning January 1, 2022. The Firm has elected to apply the CECL capital transition provisions, and accordingly, for the period ended March 31, 2020, the capital measures of the Firm exclude $4.3 billion, which is the $2.7 billion day 1 impact to retained earnings and 25% of the $6.8 billion increase in the allowance for credit losses (excluding allowances on PCD loans).
The impacts of the CECL capital transition provisions on Tier 2 capital, adjusted average assets, and total leverage exposure have also been incorporated into the Firm’s capital measures. Refer to Note 1 for further information on the CECL accounting guidance.
The following tables present the risk-based and leverage-based capital metrics for JPMorgan Chase and JPMorgan Chase Bank, N.A. under both the Basel III Standardized and Basel III Advanced Approaches. As of March 31, 2020, the capital measures are presented applying the CECL capital transition provisions. As of March 31, 2020 and December 31, 2019, JPMorgan Chase and JPMorgan Chase Bank, N.A. were well-capitalized and met all capital requirements to which each was subject.

March 31, 2020 (in millions, except ratios)	Basel III Standardized		Basel III Advanced
	JPMorgan Chase & Co.(c)	JPMorgan Chase Bank, N.A.	JPMorgan Chase & Co.(c)	JPMorgan Chase Bank, N.A.
Risk-based capital metrics:(a)
CET1 capital	$183,591	$204,679	$183,591	$204,679
Tier 1 capital	213,406	204,691	213,406	204,691
Total capital	247,541	222,994	234,434	210,271
Risk-weighted assets	1,598,828	1,527,914	1,489,134	1,361,789
CET1 capital ratio	11.5%	13.4%	12.3%	15.0%
Tier 1 capital ratio	13.3	13.4	14.3	15.0
Total capital ratio	15.5	14.6	15.7	15.4
Leverage-based capital metrics:
Adjusted average assets(b)	$2,842,244	$2,439,720	$2,842,244	$2,439,720
Tier 1 leverage ratio	7.5%	8.4%	7.5%	8.4%
Total leverage exposure	NA	NA	$3,535,822	$3,118,192
SLR	NA	NA	6.0%	6.6%

December 31, 2019 (in millions, except ratios)	Basel III Standardized		Basel III Advanced
	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.
Risk-based capital metrics:(a)
CET1 capital	$187,753	$206,848	$187,753	$206,848
Tier 1 capital	214,432	206,851	214,432	206,851
Total capital	242,589	224,390	232,112	214,091
Risk-weighted assets	1,515,869	1,457,689	1,397,878	1,269,991
CET1 capital ratio	12.4%	14.2%	13.4%	16.3%
Tier 1 capital ratio	14.1	14.2	15.3	16.3
Total capital ratio	16.0	15.4	16.6	16.9
Leverage-based capital metrics:
Adjusted average assets(b)	$2,730,239	$2,353,432	$2,730,239	$2,353,432
Tier 1 leverage ratio	7.9%	8.8%	7.9%	8.8%
Total leverage exposure	NA	NA	$3,423,431	$3,044,509
SLR	NA	NA	6.3%	6.8%

(a)	The capital adequacy of the Firm and JPMorgan Chase Bank, N.A. is evaluated against the lower of the two ratios as calculated under Basel III approaches (Standardized or Advanced).

(b)
Adjusted average assets, for purposes of calculating the leverage ratio, includes total quarterly average assets adjusted for on-balance sheet assets that are subject to deduction from Tier 1 capital, predominantly goodwill and other intangible assets.

(c)	As of March 31, 2020, the capital measures reflect the exclusion of assets purchased from money market mutual fund clients pursuant to nonrecourse advances provided under the MMLF.

Note 23 – Off–balance sheet lending-related
financial instruments, guarantees, and other
commitments
JPMorgan Chase provides lending-related financial instruments (e.g., commitments and guarantees) to address the financing needs of its customers and clients. The contractual amount of these financial instruments represents the maximum possible credit risk to the Firm should the customer or client draw upon the commitment or the Firm be required to fulfill its obligation under the guarantee, and should the customer or client subsequently fail to perform according to the terms of the contract. Most of these commitments and guarantees have historically been refinanced, extended, cancelled, or expired without being drawn or a default occurring. As a result, the total contractual amount of these instruments is not, in the Firm’s view, representative of its expected future credit exposure or funding requirements. Refer to Note 28 of JPMorgan Chase’s 2019 Form 10-K for a further discussion of lending-related commitments and guarantees, and the Firm’s related accounting policies.
To provide for expected credit losses in wholesale and certain consumer lending-related commitments, an allowance for credit losses on lending-related commitments is maintained. Refer to Note 13 for further information regarding the allowance for credit losses on lending-related commitments, including the impact of the Firm’s adoption of the CECL accounting guidance on January 1, 2020.

The following table summarizes the contractual amounts and carrying values of off-balance sheet lending-related financial instruments, guarantees and other commitments at March 31, 2020, and December 31, 2019. The amounts in the table below for credit card, home equity and certain scored business banking lending-related commitments represent the total available credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit for these products will be utilized at the same time. The Firm can reduce or cancel credit card and certain scored business banking lines of credit by providing the borrower notice or, in some cases as permitted by law, without notice. In addition, the Firm typically closes credit card lines when the borrower is 60 days or more past due. The Firm may reduce or close HELOCs when there are significant decreases in the value of the underlying property, or when there has been a demonstrable decline in the creditworthiness of the borrower.

In conjunction with the adoption of CECL, the Firm reclassified risk-rated loans and lending-related commitments from the consumer, excluding credit card portfolio segment to the wholesale portfolio segment, to align with the methodology applied in determining the allowance. Prior-period amounts have been revised to conform with the current presentation. Refer to Note 1 for further information.

Off–balance sheet lending-related financial instruments, guarantees and other commitments
	Contractual amount							Carrying value(i)
	March 31, 2020					Dec 31, 2019		Mar 31, 2020	Dec 31, 2019
By remaining maturity (in millions)	Expires in 1 year or less	Expires after 1 year through 3 years	Expires after 3 years through 5 years	Expires after 5 years	Total	Total
Lending-related
Consumer, excluding credit card:
Residential real estate(a)	$13,109	$1,194	$2,743	$16,279	$33,325	$30,217		$150	$12
Auto and other	7,549	1	39	621	8,210	9,952		1	—
Total consumer, excluding credit card	20,658	1,195	2,782	16,900	41,535	40,169		151	12
Credit card(b)	681,442	—	—	—	681,442	650,720		—	—
Total consumer(b)(c)	702,100	1,195	2,782	16,900	722,977	690,889		151	12
Wholesale:
Other unfunded commitments to extend credit(d)	73,560	107,538	131,902	10,383	323,383	376,107		2,708	959
Standby letters of credit and other financial guarantees(d)	15,527	9,944	4,630	1,720	31,821	34,242		434	618
Other letters of credit(d)	3,122	128	31	—	3,281	2,961		8	4
Total wholesale(c)	92,209	117,610	136,563	12,103	358,485	413,310		3,150	1,581
Total lending-related	$794,309	$118,805	$139,345	$29,003	$1,081,462	$1,104,199		$3,301	$1,593
Other guarantees and commitments
Securities lending indemnification agreements and guarantees(e)	$215,875	$—	$—	$—	$215,875	$204,827		$—	$—
Derivatives qualifying as guarantees	1,242	118	10,899	40,365	52,624	53,089		661	159
Unsettled resale and securities borrowed agreements	137,948	901	—	—	138,849	117,951		30	—
Unsettled repurchase and securities loaned agreements	107,979	707	—	—	108,686	73,351		7	—
Loan sale and securitization-related indemnifications:
Mortgage repurchase liability	NA	NA	NA	NA	NA	NA		84	59
Loans sold with recourse	NA	NA	NA	NA	932	944		28	27
Exchange & clearing house guarantees and commitments(f)	177,587	—	—	—	177,587	206,432		—	—
Other guarantees and commitments(g)	4,861	1,123	272	3,026	9,282	9,083	(h)	(83)	(73)

(a)	Includes certain commitments to purchase loans from correspondents.

(b)	Also includes commercial card lending-related commitments primarily in CB and CIB.

(c)	Predominantly all consumer and wholesale lending-related commitments are in the U.S.

(d)
At March 31, 2020, and December 31, 2019, reflected the contractual amount net of risk participations totaling $88 million and $76 million, respectively, for other unfunded commitments to extend credit; $9.3 billion and $9.8 billion, respectively, for standby letters of credit and other financial guarantees; and $267 million and $546 million, respectively, for other letters of credit. In regulatory filings with the Federal Reserve these commitments are shown gross of risk participations.

(e)
At March 31, 2020, and December 31, 2019, collateral held by the Firm in support of securities lending indemnification agreements was $229.4 billion and $216.2 billion, respectively. Securities lending collateral primarily consists of cash, G7 government securities, and securities issued by U.S. GSEs and government agencies.

(f)
At March 31, 2020, and December 31, 2019, includes guarantees to the Fixed Income Clearing Corporation under the sponsored member repo program and commitments and guarantees associated with the Firm’s membership in certain clearing houses.

(g)
At March 31, 2020, and December 31, 2019, primarily includes letters of credit hedged by derivative transactions and managed on a market risk basis, and unfunded commitments related to institutional lending. Additionally, includes unfunded commitments predominantly related to certain tax-oriented equity investments.

(h)	The prior period amount has been revised to conform with the current period presentation.

(i)
For lending-related products, the carrying value represents the allowance for lending-related commitments and the guarantee liability; for derivative-related products, and lending-related commitments for which the fair value option was elected, the carrying value represents the fair value. At March 31, 2020, includes markdowns on held-for-sale positions related to unfunded commitments in the bridge financing portfolio.

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
The following table summarizes the contractual amount and carrying value of standby letters of credit and other financial guarantees and other letters of credit arrangements as of March 31, 2020, and December 31, 2019.
Standby letters of credit, other financial guarantees and other letters of credit

	March 31, 2020		December 31, 2019
(in millions)	Standby letters of credit and other financial guarantees	Other letters of credit	Standby letters of credit and other financial guarantees	Other letters of credit
Investment-grade(a)	$24,642	$2,454	$26,880	$2,137
Noninvestment-grade(a)	7,179	827	7,362	824
Total contractual amount	$31,821	$3,281	$34,242	$2,961

Allowance for lending-related commitments	$55	$8	$216	$4
Guarantee liability	379	—	402	—
Total carrying value	$434	$8	$618	$4

Commitments with collateral	$17,006	$710	$17,853	$728

(a)	The ratings scale is based on the Firm’s internal risk ratings. Refer to Note 12 for further information on internal risk ratings.
Derivatives qualifying as guarantees
The Firm transacts in certain derivative contracts that have the characteristics of a guarantee under U.S. GAAP. Refer to Note 28 of JPMorgan Chase’s 2019 Form 10-K for further information on these derivatives.
The following table summarizes the derivatives qualifying as guarantees as of March 31, 2020, and December 31, 2019.

(in millions)	March 31, 2020	December 31, 2019
Notional amounts
Derivative guarantees	$52,624	$53,089
Stable value contracts with contractually limited exposure	28,984	28,877
Maximum exposure of stable value contracts with contractually limited exposure	2,977	2,967

Fair value
Derivative payables	661	159

In addition to derivative contracts that meet the characteristics of a guarantee, the Firm is both a purchaser and seller of credit protection in the credit derivatives market. Refer to Note 5 for a further discussion of credit derivatives.

Merchant charge-backs
Under the rules of payment networks, the Firm, in its role as a merchant acquirer, retains a contingent liability for disputed processed credit and debit card transactions that result in a charge-back to the merchant. If a dispute is resolved in the cardholder’s favor, Merchant Services will (through the cardholder’s issuing bank) credit or refund the amount to the cardholder and will charge back the transaction to the merchant. If Merchant Services is unable to collect the amount from the merchant, Merchant Services will bear the loss for the amount credited or refunded to the cardholder. Merchant Services mitigates this risk by withholding future settlements, retaining cash reserve accounts or obtaining other collateral. In addition, Merchant Services recognizes a valuation allowance that covers the payment or performance risk to the Firm related to charge-backs. The carrying value of the valuation allowance was $74 million and $11 million at March 31, 2020 and December 31, 2019, respectively.

Loan sales- and securitization-related indemnifications
In connection with the Firm’s mortgage loan sale and securitization activities with GSEs the Firm has made representations and warranties that the loans sold meet certain requirements, and that may require the Firm to repurchase mortgage loans and/or indemnify the loan purchaser if such representations and warranties are breached by the Firm. Further, although the Firm’s securitizations are predominantly nonrecourse, the Firm does provide recourse servicing in certain limited cases where it agrees to share credit risk with the owner of the mortgage loans. Refer to Note 28 of JPMorgan Chase’s 2019 Form 10-K for additional information.
The liability related to repurchase demands associated with private label securitizations is separately evaluated by the Firm in establishing its litigation reserves. Refer to Note 25 of this Form 10-Q and Note 30 of JPMorgan Chase’s 2019 Form 10-K for additional information regarding litigation.
Sponsored member repo program
The Firm acts as a sponsoring member to clear eligible overnight resale and repurchase agreements through the Government Securities Division of the Fixed Income Clearing Corporation (“FICC”) on behalf of clients that become sponsored members under the FICC’s rules. The Firm also guarantees to the FICC the prompt and full payment and performance of its sponsored member clients’ respective obligations under the FICC’s rules. The Firm minimizes its liability under these overnight guarantees by obtaining a security interest in the cash or high-quality securities collateral that the clients place with the clearing house therefore the Firm expects the risk of loss to be remote. The Firm’s maximum possible exposure, without taking into consideration the associated collateral, is included in the Exchange & clearing house guarantees and commitments line on page 162. Refer to Note 11 of JPMorgan Chase’s 2019 Form 10-K for additional information on credit risk mitigation practices on resale agreements and the types of collateral pledged under repurchase agreements.
Guarantees of subsidiaries
The Parent Company has guaranteed certain long-term debt and structured notes of its subsidiaries, including JPMorgan Chase Financial Company LLC (“JPMFC”), a 100%-owned finance subsidiary. All securities issued by JPMFC are fully and unconditionally guaranteed by the Parent Company. These guarantees, which rank on a parity with the Firm’s unsecured and unsubordinated indebtedness, are not included in the table on page 162 of this Note. Refer to Note 20 of JPMorgan Chase’s 2019 Form 10-K for additional information.

Note 24 – Pledged assets and collateral
Refer to Note 29 of JPMorgan Chase’s 2019 Form 10-K for a discussion of the Firm’s pledged assets and collateral.
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
The following table presents the Firm’s pledged assets.

(in billions)	March 31, 2020	December 31, 2019
Assets that may be sold or repledged or otherwise used by secured parties	$164.6	$125.2
Assets that may not be sold or repledged or otherwise used by secured parties	111.6	80.2
Assets pledged at Federal Reserve banks and FHLBs(a)	507.3	478.9
Total pledged assets	$783.5	$684.3

(a)	Includes assets pledged to the Federal Reserve under the MMLF, PDCF and the Federal Reserve’s open market operations.
Total pledged assets do not include assets of consolidated VIEs; these assets are used to settle the liabilities of those entities. Refer to Note 14 for additional information on assets and liabilities of consolidated VIEs. Refer to Note 11 for additional information on the Firm’s securities financing activities. Refer to Note 20 of JPMorgan Chase’s 2019 Form 10-K for additional information on the Firm’s long-term debt.
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
The following table presents the fair value of collateral accepted.

(in billions)	March 31, 2020	December 31, 2019
Collateral permitted to be sold or repledged, delivered, or otherwise used	$1,373.7	$1,282.5
Collateral sold, repledged, delivered or otherwise used(a)	1,058.3	1,000.5

(a)	Includes collateral repledged to the Federal Reserve under the Federal Reserve’s open market operations and PDCF.

Note 25 – Litigation
Contingencies
As of March 31, 2020, the Firm and its subsidiaries and affiliates are defendants, putative defendants or respondents in numerous legal proceedings, including private, civil litigations and regulatory/government investigations. The litigations range from individual actions involving a single plaintiff to class action lawsuits with potentially millions of class members. Investigations involve both formal and informal proceedings, by both governmental agencies and self-regulatory organizations. These legal proceedings are at varying stages of adjudication, arbitration or investigation, and involve each of the Firm’s lines of business and several geographies and a wide variety of claims (including common law tort and contract claims and statutory antitrust, securities and consumer protection claims), some of which present novel legal theories.
The Firm believes the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for its legal proceedings is from $0 to approximately $1.3 billion at March 31, 2020. This estimated aggregate range of reasonably possible losses was based upon information available as of that date for those proceedings in which the Firm believes that an estimate of reasonably possible loss can be made. For certain matters, the Firm does not believe that such an estimate can be made, as of that date. The Firm’s estimate of the aggregate range of reasonably possible losses involves significant judgment, given:

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
Foreign Exchange Investigations and Litigation. The Firm previously reported settlements with certain government authorities relating to its foreign exchange (“FX”) sales and trading activities and controls related to those activities. Among those resolutions, in May 2015, the Firm pleaded guilty to a single violation of federal antitrust law. In January 2017, the Firm was sentenced, with judgment entered thereafter and a term of probation ending in January 2020. The term of probation has concluded, with the Firm remaining in good standing throughout the probation period. The Department of Labor has granted the Firm a five-year exemption of disqualification that allows the Firm and its affiliates to continue to rely on the Qualified Professional Asset Manager exemption under the Employee Retirement Income Security Act (“ERISA”) until January 2023. The Firm will need to reapply in due course for a further exemption to cover the remainder of the ten-year disqualification period. A South Africa Competition Commission matter is the remaining FX-related governmental inquiry, and is currently pending before the South Africa Competition Tribunal.
In August 2018, the United States District Court for the Southern District of New York granted final approval to the Firm’s settlement of a consolidated class action brought by U.S.-based plaintiffs, which principally alleged violations of federal antitrust laws based on an alleged conspiracy to manipulate foreign exchange rates and also sought damages on behalf of persons who transacted in FX futures and options on futures. Certain members of the settlement class filed requests to the Court to be excluded from the class, and certain of them filed a complaint against the Firm and a number of other foreign exchange dealers in

November 2018. A number of these actions remain pending. Further, putative class actions have been filed against the Firm and a number of other foreign exchange dealers on behalf of certain consumers who purchased foreign currencies at allegedly inflated rates and purported indirect purchasers of FX instruments; these actions also remain pending in the District Court. In January 2020, the Firm and 11 other defendants agreed in principle to settle the class action filed by purported indirect purchasers for a total of $10 million. That settlement remains subject to negotiation of final documentation and court approval. In addition, some FX-related individual and putative class actions based on similar alleged underlying conduct have been filed outside the U.S., including in the U.K., Israel and Australia.
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
In addition, certain merchants have filed individual actions raising similar allegations against Visa and Mastercard, as well as against the Firm and other banks, and some of those actions remain pending.
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
In actions related to U.S. dollar LIBOR during the period that it was administered by the BBA, the District Court dismissed certain claims, including antitrust claims brought by some plaintiffs whom the District Court found did not have standing to assert such claims, and permitted certain claims to proceed, including antitrust, Commodity Exchange Act, Section 10(b) of the Securities Exchange Act and common law claims. The plaintiffs whose antitrust claims were dismissed for lack of standing have filed an appeal. The District Court granted class certification of antitrust claims related to bonds and interest rate swaps sold directly by the defendants and denied class certification motions filed by other plaintiffs. In the consolidated putative class action related to the time period that U.S. dollar LIBOR was administered by ICE Benchmark Administration, the District Court granted defendants’ motion to dismiss plaintiffs’ complaint, and the plaintiffs have appealed. The Firm’s settlements of putative class actions related to Swiss franc LIBOR, the Singapore Interbank Offered Rate and the Singapore Swap Offer Rate (“SIBOR”), the Australian Bank Bill Swap Reference Rate, and certain of the putative class actions related to U.S. dollar LIBOR remain subject to court approval. In the class actions related to SIBOR and Swiss franc LIBOR, the District Court concluded that the Court lacked subject matter jurisdiction, and plaintiffs’ appeals of those decisions are pending.
Metals and U.S. Treasuries Investigations and Litigation and Related Inquiries. Various authorities, including the Department of Justice’s Criminal Division, are conducting investigations relating to trading practices in the metals markets and related conduct. The Firm also is responding to related requests concerning similar trading-practices issues in markets for other financial instruments, such as U.S.

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

The Firm has established reserves for several hundred of its currently outstanding legal proceedings. In accordance with the provisions of U.S. GAAP for contingencies, the Firm accrues for a litigation-related liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. The Firm evaluates its outstanding legal proceedings each quarter to assess its litigation reserves, and makes adjustments in such reserves, upwards or downward, as appropriate, based on management’s best judgment after consultation with counsel. The Firm’s legal expense/(benefit) was $197 million and $(81) million for the three months ended March 31, 2020 and 2019, respectively. There is no assurance that the Firm’s litigation reserves will not need to be adjusted in the future.
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

Note 26 – Business segments
The Firm is managed on an LOB basis. There are four major reportable business segments - Consumer & Community Banking, Corporate & Investment Bank, Commercial Banking and Asset & Wealth Management. In addition, there is a Corporate segment. The business segments are determined based on the products and services provided, or the type of customer served, and they reflect the manner in which financial information is currently evaluated by the Firm’s Operating Committee. Segment results are presented on a managed basis. Refer to Segment results below, and Note 32 of JPMorgan Chase’s 2019 Form 10-K for a further discussion concerning JPMorgan Chase’s business segments.
Segment results
The following tables provide a summary of the Firm’s segment results as of or for the three months ended March 31, 2020 and 2019, on a managed basis. The Firm’s definition of managed basis starts with the reported U.S. GAAP results and includes certain reclassifications to present total net revenue for the Firm (and each of the reportable business segments) on an FTE basis. Accordingly, revenue from investments that receive tax credits and tax-exempt securities is presented in the managed results on a basis comparable to taxable investments and securities. Refer to Note 32 of JPMorgan Chase’s 2019 Form 10-K for additional information on the Firm’s managed basis.

Business segment capital allocation
The amount of capital assigned to each business is referred to as equity. Periodically, the assumptions and methodologies used to allocate capital are assessed and as a result, the capital allocated to the LOBs may change. Refer to Line of business equity on page 90 of JPMorgan Chase’s 2019 Form 10-K for additional information on business segment capital allocation.
Business segment changes
In the first quarter of 2020, the Firm began reporting a Wholesale Payments business unit within CIB following a realignment of the Firm’s wholesale payments businesses. The Wholesale Payments business comprises:

•	Merchant Services, which was realigned from CCB to CIB

•	Treasury Services and Trade Finance in CIB. Trade Finance was previously reported in Lending in CIB.
In connection with the alignment of Wholesale Payments, the assets, liabilities and headcount associated with the Merchant Services business were realigned to CIB from CCB, and the revenue and expenses of the Merchant Services business is reported across CCB, CIB and CB based primarily on client relationships. Prior periods have been revised to reflect this realignment and revised allocation methodology.

Segment results and reconciliation(a)
As of or for the three months ended March 31, (in millions, except ratios)	Consumer & Community Banking		Corporate & Investment Bank		Commercial Banking		Asset & Wealth Management
	2020	2019	2020	2019	2020	2019	2020	2019
Noninterest revenue	$4,018	$4,085	$6,841	$7,836	$621	$733	$2,709	$2,593
Net interest income	9,153	9,405	3,107	2,198	1,557	1,680	897	896
Total net revenue	13,171	13,490	9,948	10,034	2,178	2,413	3,606	3,489
Provision for credit losses	5,772	1,314	1,401	87	1,010	90	94	2
Noninterest expense	7,161	6,970	5,896	5,629	988	938	2,659	2,647
Income before income tax expense	238	5,206	2,651	4,318	180	1,385	853	840
Income tax expense	47	1,259	663	1,058	33	325	189	179
Net income	$191	$3,947	$1,988	$3,260	$147	$1,060	$664	$661
Average equity	$52,000	$52,000	$80,000	$80,000	$22,000	$22,000	$10,500	$10,500
Total assets	506,147	539,127	1,217,459	1,019,470	247,786	216,111	186,102	165,865
ROE	1%	30%	9%	16%	2%	19%	25%	25%
Overhead ratio	54	52	59	56	45	39	74	76

As of or for the three months ended March 31, (in millions, except ratios)	Corporate		Reconciling Items(a)		Total
	2020	2019	2020	2019	2020	2019
Noninterest revenue	$331	$8	$(708)	$(585)	$13,812	$14,670
Net interest income	(165)	417	(110)	(143)	14,439	14,453
Total net revenue	166	425	(818)	(728)	28,251	29,123
Provision for credit losses	8	2	—	—	8,285	1,495
Noninterest expense	146	211	—	—	16,850	16,395
Income/(loss) before income tax expense/(benefit)	12	212	(818)	(728)	3,116	11,233
Income tax expense/(benefit)	137	(39)	(818)	(728)	251	2,054
Net income/(loss)	$(125)	$251	$—	$—	$2,865	$9,179
Average equity	$70,030	$65,551	$—	$—	$234,530	$230,051
Total assets	981,937	796,615	NA	NA	3,139,431	2,737,188
ROE	NM	NM	NM	NM	4%	16%
Overhead ratio	NM	NM	NM	NM	60	56

(a)
Segment managed results reflect revenue on an FTE basis with the corresponding income tax impact recorded within income tax expense/(benefit). These adjustments are eliminated in reconciling items to arrive at the Firm’s reported U.S. GAAP results.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of JPMorgan Chase & Co.:
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheet of JPMorgan Chase & Co. and its subsidiaries (the “Firm”) as of March 31, 2020, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2020 and 2019, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Firm as of December 31, 2019, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated February 25, 2020, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2019, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 7, 2020

PricewaterhouseCoopers LLP, 300 Madison Avenue, New York, NY 10017

JPMorgan Chase & Co.
Consolidated average balance sheets, interest and rates (unaudited)
(Taxable-equivalent interest and rates; in millions, except rates)

	Three months ended March 31, 2020				Three months ended March 31, 2019
	Average balance	Interest(f)	Rate (annualized)		Average balance	Interest(f)	Rate (annualized)
Assets
Deposits with banks	$279,748	$569	0.82%		$290,281	$1,170	1.64
Federal funds sold and securities purchased under resale agreements	253,403	1,095	1.74		288,478	1,647	2.32
Securities borrowed	136,127	152	0.45		123,467	397	1.30
Trading assets – debt instruments	346,911	2,472	2.87		322,541	2,782	3.50
Taxable securities	388,223	2,233	2.31		220,817	1,705	3.13
Nontaxable securities(a)	33,306	365	4.41		38,583	453	4.76
Total investment securities	421,529	2,598	2.48	(g)	259,400	2,158	3.37	(g)
Loans	962,820	11,966	5.00		968,019	12,920	5.41
All other interest-earning assets(b)	65,194	419	2.58		46,708	458	3.98
Total interest-earning assets	2,465,732	19,271	3.14		2,298,894	21,532	3.80
Allowance for loan losses	(17,357)				(13,532)
Cash and due from banks	21,668				21,458
Trading assets – equity and other instruments	114,479				108,598
Trading assets – derivative receivables	66,309				52,522
Goodwill, MSRs and other intangible assets	52,690				54,302
All other noninterest-earning assets	186,711				162,472
Total assets	$2,890,232				$2,684,714
Liabilities
Interest-bearing deposits	$1,216,555	$1,575	0.52%		$1,080,274	$2,188	0.82
Federal funds purchased and securities loaned or sold under repurchase agreements	243,922	787	1.30		209,065	1,110	2.15
Short-term borrowings(c)	37,288	151	1.63		67,074	427	2.59
Trading liabilities – debt and all other interest-bearing liabilities(d)(e)	192,950	372	0.77		183,478	719	1.59
Beneficial interests issued by consolidated VIEs	18,048	90	2.02		22,829	150	2.66
Long-term debt	243,996	1,747	2.88		248,302	2,342	3.82
Total interest-bearing liabilities	1,952,759	4,722	0.97		1,811,022	6,936	1.55
Noninterest-bearing deposits	419,631				399,468
Trading liabilities – equity and other instruments(e)	30,721				34,734
Trading liabilities – derivative payables	54,990				39,567
All other liabilities, including the allowance for lending-related commitments	168,195				142,746
Total liabilities	2,626,296				2,427,537
Stockholders’ equity
Preferred stock	29,406				27,126
Common stockholders’ equity	234,530				230,051
Total stockholders’ equity	263,936				257,177
Total liabilities and stockholders’ equity	$2,890,232				$2,684,714
Interest rate spread			2.17%				2.25
Net interest income and net yield on interest-earning assets		$14,549	2.37			$14,596	2.57

(a)	Represents securities which are tax-exempt for U.S. federal income tax purposes.

(b)
Includes prime brokerage-related held-for-investment customer receivables, which are classified in accrued interest and accounts receivable, and all other interest-earning assets, which are classified in other assets on the Consolidated Balance Sheets.

(c)	Includes commercial paper.

(d)	All other interest-bearing liabilities include prime brokerage-related customer payables.

(e)	The combined balance of trading liabilities – debt and equity instruments was $101.1 billion and $107.0 billion for the three months ended March 31, 2020 and 2019, respectively.

(f)	Interest includes the effect of certain related hedging derivatives. Taxable-equivalent amounts are used where applicable.

(g)
The annualized rate for securities based on amortized cost was 2.52% and 3.40% for the three months ended March 31, 2020 and 2019, respectively, and does not give effect to changes in fair value that are reflected in AOCI.

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
Amortized cost: Amount at which a financing receivable or investment is originated or acquired, adjusted for accretion or amortization of premium, discount, and net deferred fees or costs, collection of cash, charge-offs, foreign exchange, and fair value hedge accounting adjustments. For AFS securities, amortized cost is also reduced by any impairment losses recognized in earnings. Amortized cost is not reduced by the allowance for credit losses, except where explicitly presented net.
AOCI: Accumulated other comprehensive income/(loss)
ARM(s): Adjustable rate mortgage(s)
AUC: “Assets under custody”: Represents assets held directly or indirectly on behalf of clients under safekeeping, custody and servicing arrangements.
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
BHC: Bank holding company
Bridge Financing Portfolio: A portfolio of held-for-sale unfunded loan commitments and funded loans. The unfunded commitments include both short-term bridge loan commitments that will ultimately be replaced by longer term financing as well as term loan commitments. The funded loans include term loans and funded revolver facilities.
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
CLTV: Combined loan-to-value
Collateral-dependent: A loan is considered to be collateral-dependent when repayment of the loan is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty, including when foreclosure is deemed probable based on borrower delinquency.
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
Expense categories:

•
Volume- and revenue-related expenses generally correlate with changes in the related business/transaction volume or revenue. Examples of volume- and revenue-related expenses include commissions and incentive compensation, depreciation expense related to operating lease assets, and brokerage expense related to equities trading transaction volume.

•
Investments include expenses associated with supporting medium- to longer-term strategic plans of the Firm. Examples of investments include initiatives in technology (including related compensation), marketing, and compensation for new bankers and client advisors.

•
Structural expenses are those associated with the day-to-day cost of running the bank and are expenses not covered by the above two categories. Examples of structural expenses include employee salaries and benefits, as well as noncompensation costs such as real estate and all other expenses.

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
FRBB: Federal Reserve Bank of Boston
FRBNY: Federal Reserve Bank of New York
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
IBOR: Interbank Offered Rate
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
Merchant Services: offers merchants payment processing capabilities, fraud and risk management, data and analytics, and other payments services. Through Merchant Services, merchants of all sizes can accept payments via credit and debit cards and payments in multiple currencies.
MBS: Mortgage-backed securities
MD&A: Management’s discussion and analysis
MMLF: Money Market Mutual Fund Liquidity Facility
MMMF: Money market mutual funds
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
NAV: Net Asset Value
Net Capital Rule: Rule 15c3-1 under the Securities Exchange Act of 1934.
Net charge-off/(recovery) rate: represents net charge-offs/(recoveries) (annualized) divided by average retained loans for the reporting period.
Net interchange income includes the following components:

•	Interchange income: Fees earned by credit and debit card issuers on sales transactions.

•	Rewards costs: The cost to the Firm for points earned by cardholders enrolled in credit card rewards programs generally tied to sales transactions.

•	Partner payments: Payments to co-brand credit card partners based on the cost of loyalty program rewards earned by cardholders on credit card transactions.
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
PCD: “Purchased credit deteriorated” assets represent acquired financial assets that as of the date of acquisition have experienced a more-than-insignificant deterioration in credit quality since origination, as determined by the Firm.
PCI: “Purchased credit-impaired” loans represented certain loans that were acquired and deemed to be credit-impaired on the acquisition date. The superseded FASB guidance allowed purchasers to aggregate credit-impaired loans acquired in the same fiscal quarter into one or more pools, provided that the loans had common risk characteristics (e.g., product type, LTV ratios, FICO scores, past due status, geographic location). A pool was then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.
PD: Probability of default
PDCF: Primary Dealer Credit Facility
Phishing: a type of social engineering cyberattack received through email or online messages.
PPP: Paycheck Protection Program
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
Scored portfolios: Consumer loan portfolios that predominantly include residential real estate loans, credit card loans, auto loans to individuals and certain small business loans.
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
SMBS: Stripped mortgage-backed securities

SMCCF: Secondary Market Corporate Credit Facility
SOFR: Secured Overnight Financing Rate
SPEs: Special purpose entities
SPV: Special purpose vehicle
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
TDR: “Troubled debt restructuring” is deemed to occur when the Firm modifies the original terms of a loan agreement by granting a concession to a borrower that is experiencing financial difficulty. Loans with short-term and other insignificant modifications that are not considered concessions are not TDRs.
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
Net revenue rate: represents Credit Card net revenue (annualized) expressed as a percentage of average loans for the period.
Auto loan and lease origination volume: Dollar amount of auto loans and leases originated.

CORPORATE & INVESTMENT BANK (“CIB”)
Definition of selected CIB revenue:
Investment Banking: incorporates all revenue associated with investment banking activities, and is reported net of investment banking revenue shared with other LOBs.
Wholesale Payments includes the following:

•
Treasury Services: offers a broad range of products and services that enable clients to manage payments and receipts, as well as invest and manage funds. Products include U.S. dollar and multi-currency clearing, automated clearing house, lockbox, disbursement and reconciliation services, check deposits, and currency-related services;

•	Merchant Services: primarily processes transactions for merchants; and

•	Trade Finance: which includes loans tied directly to goods crossing borders, export/import loans, commercial letters of credit, standby letters of credit, and supply chain finance.
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

COMMERCIAL BANKING (“CB”)
Commercial Banking provides comprehensive financial solutions, including lending, wholesale payments, investment banking and asset management products across three primary client segments: Middle Market Banking, Corporate Client Banking and Commercial Real Estate Banking. Other includes amounts not aligned with a primary client segment.
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
Wholesale payments: includes revenue from a broad range of products and services that enable CB clients to manage payments and receipts, as well as invest and manage funds.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Refer to the Market Risk Management section of Management’s discussion and analysis and pages 119–126 of JPMorgan Chase’s 2019 Form 10-K for a discussion of the quantitative and qualitative disclosures about market risk.
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
The Firm is committed to maintaining high standards of internal control over financial reporting. Nevertheless, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, in a firm as large and complex as JPMorgan Chase, lapses or deficiencies in internal controls may occur from time to time, and there can be no assurance that any such deficiencies will not result in significant deficiencies or material weaknesses in internal control in the future and collateral consequences therefrom. Refer to “Management’s report on internal control over financial reporting” on page 142 of JPMorgan Chase’s 2019 Form 10-K for further information. There was no change in the Firm’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.

Part II – Other Information
Item 1. Legal Proceedings.
Refer to the discussion of the Firm’s material legal proceedings in Note 25 of this Form 10-Q for information that updates the disclosures set forth under Part I, Item 3: Legal Proceedings, in JPMorgan Chase’s 2019 Form 10-K.
Item 1A. Risk Factors.
The following discussion supplements the discussion of risk
factors affecting the Firm as set forth in Part I, Item 1A:
Risk Factors on pages 6–28 of JPMorgan Chase’s 2019 Form 10-K. The discussion of risk factors, as so supplemented, sets forth the material risk factors that could affect JPMorgan Chase’s financial condition and operations. Readers should not consider any descriptions of such factors to be a complete set of all potential risks that could affect the Firm.
The COVID-19 pandemic has caused and is causing significant harm to the global economy and our businesses.
On March 11, 2020, the World Health Organization declared the outbreak of a strain of novel coronavirus disease, COVID-19, a global pandemic. The COVID-19 pandemic and governmental responses to the pandemic have had, and continue to have, a severe impact on global economic conditions, including:

•	significant disruption and volatility in the financial markets

•	disruption of global supply chains

•	closures of many businesses, leading to loss of revenues and increased unemployment, and

•	the institution of social distancing and sheltering-in-place requirements in the U.S. and other countries.
If the pandemic is prolonged, or other diseases emerge that give rise to similar effects, the adverse impact on the global economy could deepen.
The continuation of the adverse economic conditions caused by the pandemic can be expected to have a significant adverse effect on JPMorgan Chase’s businesses and results of operations, including:

•	significantly reduced demand for products and services from JPMorgan Chase’s clients and customers

•
possible recognition of credit losses and increases in the allowance for credit losses, especially if businesses remain closed, unemployment continues to rise and clients and customers draw on their lines of credit or seek additional loans to help finance their businesses

•	possible material impacts on the value of securities, derivatives and other financial instruments which JPMorgan Chase owns or in which it makes markets due to market fluctuations

•	possible downgrades in JPMorgan Chase’s credit ratings

•	possible constraints on liquidity and capital, whether due to increases in risk-weighted assets related to supporting client activities or to regulatory actions, and

•
the possibility that significant portions of JPMorgan Chase’s workforce are unable to work effectively, including because of illness, quarantines, sheltering-in-place arrangements, government actions or other restrictions in connection with the pandemic.

The extent to which the COVID-19 pandemic negatively affects JPMorgan Chase’s businesses, results of operations and financial condition, as well as its regulatory capital and liquidity ratios, will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic. In addition, JPMorgan Chase’s participation directly or on behalf of customers and clients in U.S. government programs designed to support individuals, households and businesses impacted by the economic disruptions caused by the COVID-19 pandemic could be criticized and subject JPMorgan Chase to increased governmental and regulatory scrutiny, negative publicity or increased exposure to litigation, which could increase its operational, legal and compliance costs and damage its reputation. To the extent the COVID-19 pandemic adversely affects JPMorgan Chase’s business, results of operations and financial condition, it may also have the effect of heightening many of the other risks described in Risk Factors in the 2019 Form 10-K.
Supervision and regulation
Refer to the Supervision and regulation section on pages 1–6 of JPMorgan Chase’s 2019 Form 10-K for information on Supervision and Regulation.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The Firm did not have any unregistered sale of equity securities during the three months ended March 31, 2020.
Repurchases under the common equity repurchase program
Refer to Capital Risk Management on pages 39–44 of this Form 10-Q and pages 85-92 of JPMorgan Chase’s 2019 Form 10-K for information regarding repurchases under the Firm’s common equity repurchase program.

On March 15, 2020, in response to the COVID-19 pandemic, the Firm temporarily suspended through the second quarter of 2020 repurchases of its common equity. Shares repurchased pursuant to the common equity repurchase program during the three months ended March 31, 2020, were as follows.

Three months ended March 31, 2020	Total shares of common stock repurchased	Average price paid per share of common stock(a)	Aggregate repurchases of common equity (in millions)(a)	Dollar value of remaining authorized repurchase (in millions)(a)
January	21,953,376	135.92	2,984	12,596
February	19,349,585	130.45	2,524	10,072
March	8,700,101	102.15	889	9,183	(b)
First quarter	50,003,062	127.92	6,397	9,183	(b)

(a)	Excludes commissions cost.

(b)	Represents the amount remaining under the $29.4 billion repurchase program.
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

(c)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Firm’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the Consolidated statements of income (unaudited) for the three months ended March 31, 2020 and 2019, (ii) the Consolidated statements of comprehensive income (unaudited) for the three months ended March 31, 2020 and 2019, (iii) the Consolidated balance sheets (unaudited) as of March 31, 2020, and December 31, 2019, (iv) the Consolidated statements of changes in stockholders’ equity (unaudited) for the three months ended March 31, 2020 and 2019, (v) the Consolidated statements of cash flows (unaudited) for the three months ended March 31, 2020 and 2019, and (vi) the Notes to Consolidated Financial Statements (unaudited).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JPMorgan Chase & Co.
(Registrant)

By:	/s/ Nicole Giles
Nicole Giles
Managing Director and Firmwide Controller
(Principal Accounting Officer)

Date:	May 7, 2020

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

15	Letter re: Unaudited Interim Financial Information.

31.1	Certification.

31.2	Certification.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

†
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.