Form 10-Q
period 2020-06-30
JPMORGAN CHASE & CO
filed 2020-08-03
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended	Commission file
June 30, 2020	number	1-5805
JPMorgan Chase & Co.
(Exact name of registrant as specified in its charter)

Delaware		13-2624428
(State or other jurisdiction of incorporation or organization)		(I.R.S. employer identification no.)

383 Madison Avenue,
New York,	New York	10179
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (212) 270-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	JPM	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 6.10% Non-Cumulative Preferred Stock, Series AA	JPM PR G	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 6.15% Non-Cumulative Preferred Stock, Series BB	JPM PR H	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 5.75% Non-Cumulative Preferred Stock, Series DD	JPM PR D	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 6.00% Non-Cumulative Preferred Stock, Series EE	JPM PR C	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.75% Non-Cumulative Preferred Stock, Series GG	JPM PR J	The New York Stock Exchange
Alerian MLP Index ETNs due May 24, 2024	AMJ	NYSE Arca, Inc.
Guarantee of Callable Step-Up Fixed Rate Notes due April 26, 2028 of JPMorgan Chase Financial Company LLC	JPM/28	The New York Stock Exchange
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

Number of shares of common stock outstanding as of June 30, 2020: 3,047,604,487

FORM 10-Q

JPMorgan Chase & Co.
Consolidated financial highlights (unaudited)

As of or for the period ended, (in millions, except per share, ratio, headcount data and where otherwise noted)						Six months ended June 30,
	2Q20	1Q20	4Q19	3Q19	2Q19	2020	2019
Selected income statement data
Total net revenue(a)	$32,980	$28,192	$28,285	$29,291	$28,747	$61,172	$57,823
Total noninterest expense(a)	16,942	16,791	16,293	16,372	16,256	33,733	32,604
Pre-provision profit(b)	16,038	11,401	11,992	12,919	12,491	27,439	25,219
Provision for credit losses	10,473	8,285	1,427	1,514	1,149	18,758	2,644
Income before income tax expense	5,565	3,116	10,565	11,405	11,342	8,681	22,575
Income tax expense	878	251	2,045	2,325	1,690	1,129	3,744
Net income	$4,687	$2,865	$8,520	$9,080	$9,652	$7,552	$18,831

Earnings per share data
Net income: Basic	$1.39	$0.79	$2.58	$2.69	$2.83	$2.17	$5.48
Diluted	1.38	0.78	2.57	2.68	2.82	2.17	5.46
Average shares: Basic	3,076.3	3,095.8	3,140.7	3,198.5	3,250.6	3,086.1	3,274.3
Diluted	3,081.0	3,100.7	3,148.5	3,207.2	3,259.7	3,090.8	3,283.9

Market and per common share data
Market capitalization	286,658	274,323	429,913	369,133	357,479	286,658	357,479
Common shares at period-end	3,047.6	3,047.0	3,084.0	3,136.5	3,197.5	3,047.6	3,197.5
Book value per share	76.91	75.88	75.98	75.24	73.88	76.91	73.88
Tangible book value per share (“TBVPS”)(b)	61.76	60.71	60.98	60.48	59.52	61.76	59.52
Cash dividends declared per share	0.90	0.90	0.90	0.90	0.80	1.80	1.60

Selected ratios and metrics
Return on common equity (“ROE”)(c)	7%	4%	14%	15%	16%	6%	16%
Return on tangible common equity (“ROTCE”)(b)(c)	9	5	17	18	20	7	20
Return on assets(b)	0.58	0.40	1.22	1.30	1.41	0.50	1.40
Overhead ratio	51	60	58	56	57	55	56
Loans-to-deposits ratio	51	55	61	62	63	51	63
Liquidity coverage ratio (“LCR”) (average)	117	114	116	115	113	117	113
Common equity Tier 1 (“CET1”) capital ratio(d)	12.4	11.5	12.4	12.3	12.2	12.4	12.2
Tier 1 capital ratio(d)	14.3	13.3	14.1	14.1	14.0	14.3	14.0
Total capital ratio(d)	16.7	15.5	16.0	15.9	15.8	16.7	15.8
Tier 1 leverage ratio(d)	6.9	7.5	7.9	7.9	8.0	6.9	8.0
Supplementary leverage ratio (“SLR”)(d)	6.8	6.0	6.3	6.3	6.4	6.8	6.4

Selected balance sheet data (period-end)
Trading assets	$526,042	$548,580	$411,103	$495,875	$523,373	$526,042	$523,373
Investment securities, net of allowance for credit losses	558,791	471,144	398,239	394,251	307,264	558,791	307,264
Loans	978,518	1,015,375	959,769	945,218	956,889	978,518	956,889
Total assets	3,213,115	3,139,431	2,687,379	2,764,661	2,727,379	3,213,115	2,727,379
Deposits	1,931,029	1,836,009	1,562,431	1,525,261	1,524,361	1,931,029	1,524,361
Long-term debt	317,003	299,344	291,498	296,472	288,869	317,003	288,869
Common stockholders’ equity	234,403	231,199	234,337	235,985	236,222	234,403	236,222
Total stockholders’ equity	264,466	261,262	261,330	264,348	263,215	264,466	263,215
Headcount	256,710	256,720	256,981	257,444	254,983	256,710	254,983

Credit quality metrics
Allowances for loan losses and lending-related commitments	$34,301	$25,391	$14,314	$14,400	$14,295	$34,301	$14,295
Allowance for loan losses to total retained loans	3.32%	2.32%	1.39%	1.42%	1.39%	3.32%	1.39%
Nonperforming assets	$8,440	$6,421	$4,497	$5,343	$5,260	$8,440	$5,260
Net charge-offs	1,560	1,469	1,494	1,371	1,403	3,029	2,764
Net charge-off rate	0.64%	0.62%	0.63%	0.58%	0.60%	0.63%	0.59%
Effective January 1, 2020, the Firm adopted the Financial Instruments – Credit Losses (“CECL”) accounting guidance. Refer to Note 1 for further information.

(a)
In the second quarter of 2020, the Firm reclassified certain spend-based credit card reward costs from marketing expense to be a reduction of card income, with no effect on net income. Prior-period amounts have been revised to conform with the current presentation.

(b)
Pre-provision profit, TBVPS and ROTCE are each non-GAAP financial measures. Tangible common equity (“TCE”) is also a non-GAAP financial measure. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 22-23 for a further discussion of these measures.

(c)	Quarterly ratios are based upon annualized amounts.

(d)
Reflects the relief provided by the Federal Reserve Board in response to the COVID-19 pandemic, including the CECL capital transition provisions that became effective in the first quarter of 2020. As of June 30, 2020, the SLR reflects the temporary exclusions of U.S. Treasury securities and deposits at Federal Reserve Banks. Refer to Regulatory Developments Relating to the COVID-19 Pandemic on pages 11-12 and Capital Risk Management on pages 49-54 of this Form 10-Q for additional information. Refer to Capital Risk Management on pages 85-92 of JPMorgan Chase’s 2019 Form 10-K for additional information on the Firm’s capital metrics.

INTRODUCTION
The following is Management’s discussion and analysis of the financial condition and results of operations (“MD&A”) of JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”) for the second quarter of 2020.
This Quarterly Report on Form 10-Q for the second quarter of 2020 (“Form 10-Q”) should be read together with JPMorgan Chase’s Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”). Refer to the Glossary of terms and acronyms and line of business (“LOB”) metrics on pages 191-199 for definitions of terms and acronyms used throughout this Form 10-Q.
This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the current beliefs and expectations of JPMorgan Chase’s management, speak only as of the date of this Form 10-Q and are subject to significant risks and uncertainties. For a discussion of certain of those risks and uncertainties and the factors that could cause JPMorgan Chase’s actual results to differ materially because of those risks and uncertainties, refer to Forward-looking Statements on page 92 of this Form 10-Q, Part II, Item 1A, Risk Factors on pages 200-201 of this Form 10-Q and Part I, Item 1A, Risk factors, on pages 6-28 of the 2019 Form 10-K.
JPMorgan Chase & Co. (NYSE: JPM), a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States of America (“U.S.”), with operations worldwide; JPMorgan Chase had $3.2 trillion in assets and $264.5 billion in stockholders’ equity as of June 30, 2020. The Firm is a leader in investment banking, financial services for consumers and small businesses, commercial banking, financial transaction processing and asset management. Under the J.P. Morgan and Chase brands, the Firm serves millions of customers in the U.S. and many of the world’s most prominent corporate, institutional and government clients.

JPMorgan Chase’s principal bank subsidiary is JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank N.A.”), a national banking association with U.S. branches in 38 states and Washington, D.C. as of June 30, 2020. JPMorgan Chase’s principal non-bank subsidiary is J.P. Morgan Securities LLC (“J.P. Morgan Securities”), a U.S. broker-dealer. The bank and non-bank subsidiaries of JPMorgan Chase operate nationally as well as through overseas branches and subsidiaries, representative offices and subsidiary foreign banks. The Firm’s principal operating subsidiary outside the U.S. is J.P. Morgan Securities plc, a U.K.-based subsidiary of JPMorgan Chase Bank, N.A.
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
The Firm's website is www.jpmorganchase.com. JPMorgan Chase makes available on its website, free of charge, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after it electronically files or furnishes such material to the U.S. Securities and Exchange Commission (the “SEC”) at www.sec.gov. JPMorgan Chase also makes additional information about the Firm available on the Investor Relations section of its website at https://www.jpmorganchase.com/corporate/investor-relations/investor-relations.htm.

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
Effective January 1, 2020, the Firm adopted the CECL accounting guidance. Refer to Note 1 for further information.

Financial performance of JPMorgan Chase
(unaudited) As of or for the period ended, (in millions, except per share data and ratios)	Three months ended June 30,			Six months ended June 30,
	2020	2019	Change	2020	2019	Change
Selected income statement data
Total net revenue(a)	$32,980	$28,747	15%	$61,172	$57,823	6%
Total noninterest expense(a)	16,942	16,256	4	33,733	32,604	3
Pre-provision profit	16,038	12,491	28	27,439	25,219	9
Provision for credit losses	10,473	1,149	NM	18,758	2,644	NM
Net income	4,687	9,652	(51)	7,552	18,831	(60)
Diluted earnings per share	$1.38	$2.82	(51)	$2.17	$5.46	(60)
Selected ratios and metrics
Return on common equity	7%	16%		6%	16%
Return on tangible common equity	9	20		7	20
Book value per share	$76.91	$73.88	4	$76.91	$73.88	4
Tangible book value per share	61.76	59.52	4	61.76	59.52	4
Capital ratios(b)
CET1	12.4%	12.2%		12.4%	12.2%
Tier 1 capital	14.3	14.0		14.3	14.0
Total capital	16.7	15.8		16.7	15.8

(a)
In the second quarter of 2020, the Firm reclassified certain spend-based credit card reward costs from marketing expense to be a reduction of card income, with no effect on net income. Prior-period amounts have been revised to conform with the current presentation.

(b)
Reflects the relief provided by the Federal Reserve Board in response to the COVID-19 pandemic, including the CECL capital transition provisions that became effective in the first quarter of 2020. Refer to Regulatory Developments Relating to the COVID-19 Pandemic on pages 11-12 and Capital Risk Management on pages 49-54 of this Form 10-Q for additional information. Refer to Capital Risk Management on pages 85-92 of JPMorgan Chase’s 2019 Form 10-K for additional information on the Firm’s capital metrics.

Comparisons noted in the sections below are for the second quarter of 2020 versus the second quarter of 2019, unless otherwise specified.
Firmwide overview
JPMorgan Chase reported net income of $4.7 billion for the second quarter of 2020, or $1.38 per share, on net revenue of $33.0 billion. The Firm reported ROE of 7% and ROTCE of 9%. The Firm recorded a number of significant items in the second quarter of 2020, including an addition to the allowance for credit losses of $8.9 billion, $678 million of markups on held-for-sale positions, including unfunded commitments, in the bridge financing portfolio in CIB and CB, and a $510 million gain in Credit Adjustments & Other in CIB driven by funding spread tightening on derivatives.

•	Net income was down 51%, driven by an increase in the provision for credit losses across the Firm.

•
Total net revenue increased 15%. Noninterest revenue was $19.1 billion, up 33%, largely driven by higher CIB Markets revenue and Investment Banking fees. The increase in revenue also included $678 million of markups on held-for-sale positions, including unfunded commitments, in the bridge financing portfolio in CIB and CB, and a $510 million gain in Credit Adjustments & Other in CIB driven by funding spread tightening on derivatives. Net interest income was $13.9 billion, down 4%, with the impact of lower rates predominantly offset by higher net interest income in CIB Markets and balance sheet growth.

•
Noninterest expense was $16.9 billion, up 4%, predominantly driven by revenue-related expense, primarily compensation, partially offset by lower marketing expense in Card as a result of lower travel-related benefits and lower investments in marketing campaigns, as well as lower structural expense.

•
The provision for credit losses was $10.5 billion, up $9.3 billion from the prior year, driven by additions to the allowance for credit losses, reflecting further deterioration and increased uncertainty in the macroeconomic outlook as a result of the impact of the COVID-19 pandemic. The addition in the wholesale allowance was $4.6 billion across multiple industry sectors, and the addition in the consumer allowance was $4.4 billion, largely in Card.

•
The total allowance for credit losses was $34.3 billion at June 30, 2020, and the Firm had a loan loss coverage ratio of 3.32%, compared with 1.39% in the prior year, driven by the additions to allowance for credit losses and the adoption of CECL. The Firm’s nonperforming assets totaled $8.4 billion at June 30, 2020, an increase from $5.3 billion in the prior year. The increase was driven by downgrades in the wholesale portfolio across multiple industries on client credit deterioration, and the inclusion of purchased credit deteriorated loans in the mortgage portfolio, which are subject to nonaccrual loan treatment following the adoption of CECL.

•
Firmwide average loans of $1.0 trillion were up 4%, largely reflecting drawdowns on committed revolving credit facilities in March and higher loan balances in AWM, as well as loans originated under the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”). The loan growth was partially offset by lower loan balances in Home Lending and Card.

•
Firmwide average deposits of $1.9 trillion were up 25%, reflecting significant inflows across the Firm, primarily driven by the COVID-19 pandemic, as customers and clients looked to remain liquid as a result of market conditions.

Selected capital-related metrics

•	The Firm’s CET1 capital was $191 billion, and the Standardized and Advanced CET1 ratios were 12.4% and 13.2%, respectively.

•
The Firm’s SLR was 6.8%. As of June 30, 2020, the SLR reflects the temporary exclusions of U.S. Treasury securities and deposits at Federal Reserve Banks, as required by the Federal Reserve’s interim final rule issued on April 1, 2020. The Firm’s SLR excluding the temporary relief was 5.7%.

•	The Firm grew TBVPS, ending the second quarter of 2020 at $61.76, up 4% versus the prior year.
ROTCE and TBVPS are non-GAAP financial measures. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 22-23 for a further discussion of each of these measures.

Business segment highlights
Selected business metrics for each of the Firm’s four LOBs are presented below for the second quarter of 2020.

CCB ROE (2)%
•
Average deposits up 20%; client investment assets up 9%
•
Average loans down 7%; credit card sales volume down 23%
•
Provision for credit losses of $5.8 billion, predominantly driven by an addition to the allowance for credit losses of $4.6 billion

CIB ROE 27%
•
#1 ranking for Global Investment Banking fees with 9.8% wallet share year-to-date
•
Total Markets revenue of $9.7 billion, up 79%, with Fixed Income Markets up 99% and Equity Markets up 38%
•
Provision for credit losses of $2.0 billion, predominantly driven by an addition to the allowance for credit losses of $1.8 billion

CB ROE (14)%
•
Gross Investment Banking revenue of $851 million, up 44%
•
Average loans up 13%; average deposits up 41%
•
Provision for credit losses of $2.4 billion driven by an addition to the allowance for credit losses

AWM ROE 24%
•
Assets under management (AUM) of $2.5 trillion, up 15%
•
Average loans up 12%; average deposits up 20%
•
Provision for credit losses of $223 million, driven by an addition to the allowance for credit losses

Refer to the Business Segment Results on pages 24-47 for a detailed discussion of results by business segment.

Credit provided and capital raised
JPMorgan Chase continues to support consumers, businesses and communities around the globe. The Firm provided new and renewed credit and raised capital for wholesale and consumer clients during the first six months of 2020, consisting of:

$1.2 trillion	Total credit provided and capital raised (including loans and commitments)(a)

$107 billion	Credit for consumers

$11 billion	Credit for U.S. small businesses

$404 billion	Credit for corporations

$651 billion	Capital raised for corporate clients and non-U.S. government entities

$53 billion	Credit and capital raised for nonprofit and U.S. government entities(b)

$28 billion	Loans under the Small Business Administration’s Paycheck Protection Program

(a)	Excludes loans under the SBA’s PPP.

(b)	Includes states, municipalities, hospitals and universities.

Recent events
On June 29, 2020, JPMorgan Chase announced that it had completed the 2020 Comprehensive Capital Analysis and Review (“CCAR”) stress test process. The Firm’s indicative Stress Capital Buffer (“SCB”) requirement is 3.3% and the Federal Reserve Board will provide the Firm with its final SCB requirement by August 31, 2020. The Firm’s Board of Directors currently intends to maintain the quarterly common stock dividend of $0.90 per share for the third quarter of 2020. Additionally, in June 2020, the Federal Reserve directed all large bank holding companies, including the Firm, to discontinue net share repurchases, at least through the end of the third quarter of 2020.

2020 outlook
These current expectations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the current beliefs and expectations of JPMorgan Chase’s management, speak only as of the date of this Form 10-Q, and are subject to significant risks and uncertainties. Refer to Forward-Looking Statements on page 92 and Risk Factors on page 200 of this Form 10-Q and pages 6–28 of JPMorgan Chase’s 2019 Form 10-K for a further discussion of certain of those risks and uncertainties and the other factors that could cause JPMorgan Chase’s actual results to differ materially because of those risks and uncertainties. There is no assurance that actual results in the full year of 2020 will be in line with the outlook set forth below, and the Firm does not undertake to update any forward-looking statements.
JPMorgan Chase’s current outlook for the remainder of 2020 should be viewed against the backdrop of the global and U.S. economies, the COVID-19 pandemic, financial markets activity, the geopolitical environment, the competitive environment, client and customer activity levels, and regulatory and legislative developments in the U.S. and other countries where the Firm does business. Each of these factors will affect the performance of the Firm and its LOBs. The Firm will continue to make appropriate adjustments to its businesses and operations in response to ongoing developments in the business, economic, regulatory and legal environments in which it operates. The outlook information contained in this Form 10-Q supersedes all outlook information furnished by the Firm in its periodic reports filed with the SEC prior to the date of this Form 10-Q.
Firmwide

•	Management expects full-year 2020 net interest income, on a managed basis, to be approximately $56 billion, market dependent.

•	Management expects adjusted expense for the full-year 2020 to be approximately $65 billion.

Business Developments
COVID-19 Pandemic
In the first quarter of 2020, in response to the COVID-19 pandemic, the Firm invoked resiliency plans to allow its businesses to remain operational, utilizing disaster recovery sites and implementing alternative work arrangements globally, including work from home.
The Firm also implemented strategies and procedures designed to help it respond to increased market volatility, client demand for credit and liquidity, distress in certain industries/sectors and the ongoing impacts to consumers and businesses.
In the second quarter, the Firm continued its focus on responding to the COVID-19 pandemic, including developing plans to return employees to the office. The Firm continues to actively monitor the dynamic health and safety situations at local and regional levels, and plans remain flexible to adapt as these situations evolve.
Supporting clients and customers
The Firm has continued to support its clients and customers during the challenging conditions caused by the COVID-19 pandemic, including by providing liquidity. Since March, the Firm has extended more than $350 billion of new and renewed credit to its clients and customers, of which approximately $300 billion was in the wholesale businesses.
The Firm is participating in a number of U.S government facilities and programs including the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”). At June 30, 2020, the Firm had approximately $28 billion of loans under the PPP. Refer to Regulatory Developments Relating to the COVID-19 Pandemic on pages 11-12 for more information on U.S. Government facilities and programs.
In addition, in March 2020 the Firm began providing payment deferrals on loans and auto leases, refunded fees, and modified covenants for clients and customers.

•
In the consumer portfolio segment, through June 30, 2020, the Firm has provided customer assistance to over 2 million accounts, including refunding over $83 million in fees and granting payment deferrals on over $79 billion of loans and leases, of which $42 billion was for third-party mortgage loans serviced. As of June 30, 2020 the Firm had approximately $28 billion of retained loans that were still under payment deferral.

•
In the wholesale portfolio segment, through June 30, 2020, the Firm has provided client assistance to approximately 12,000 clients, primarily risk-rated clients in CCB. The majority of the client assistance was payment deferrals on approximately $23 billion of loans. As of June 30, 2020, there were approximately $17 billion of retained loans that were still under payment deferral.

Refer to Credit Portfolio on pages 60-61 for additional information on assistance granted to customers and clients. Refer to Consumer Credit portfolio on pages 62-66 and Wholesale Credit Portfolio on pages 67-76 for additional information on retained loans that were still under payment deferral as of June 30, 2020.
Approximately three-quarters of the Firm’s branch network is operational, and ATMs remain accessible. The Firm also continues to provide a wide range of banking services accessible to clients and customers online.
Protecting and supporting employees
In addition to widespread work from home arrangements, the Firm has taken actions to protect and support its employees. These actions include providing increased safety measures for those employees whose job functions require them to continue to be onsite, a special payment for certain eligible employees and expanded healthcare resources.
Supporting communities
Since March, the Firm has committed $250 million to help address humanitarian needs and long-term economic challenges posed by the COVID-19 pandemic on the communities in which the Firm operates. This includes a $200 million commitment to be deployed over time to support underserved small businesses and nonprofits and $50 million in grants to help vulnerable communities impacted by the pandemic.

Departure of the U.K. from the EU
The Firm continues to execute on its Firmwide Brexit Implementation program and remains focused on the following key areas to ensure continuation of service to its EU clients: regulatory and legal entity readiness; client readiness; and business and operational readiness. The Firm’s Brexit-related planning in the second half of 2020 will focus on the possibility that the U.K. will complete its departure from the EU without having agreed the terms of their future relationship, which is commonly referred to as “hard Brexit,” as the July 1, 2020 deadline for the U.K. to request an extension of the transition period has passed. This will require completion of the relocation of certain front office roles from the U.K. to EU locations, and finalization of the migration of EU clients and certain positions to EU entities by the end of 2020. The COVID-19 pandemic has added incremental risk to the Firm’s Brexit Implementation program due to the potential impact on its ability to execute changes such as relocation of employees given travel restrictions, or the ability of clients to be operationally ready to the extent that they have diverted resources during 2020 to address the effects of the pandemic.

Interbank Offered Rate (“IBOR”) transition
On March 12, 2020, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update providing optional expedients and exceptions for applying generally accepted accounting principles to contracts and hedge relationships affected by reference rate reform. This update provides for various elective options, referred to as “practical expedients,” that are intended to simplify the operational impact of applying U.S. GAAP to certain transactions. The Firm expects to apply certain of these practical expedients relating to the IBOR transition in the second half of 2020. Refer to Accounting and Reporting Developments on page 91 for additional information. The Firm continues to monitor the transition relief being considered by the International Accounting Standards Board (“IASB”) and U.S. Treasury Department regarding accounting and tax implications of reference rate reform.
The Firm also continues to develop and implement plans to appropriately mitigate the risks associated with IBOR discontinuation. Refer to Business Developments on page 47 of the 2019 Form 10-K for a discussion of the Firm’s initiatives to address the expected discontinuation of the London Interbank Offered Rate (“LIBOR”) and other IBORs.

Regulatory Developments Relating to the COVID-19 Pandemic
Since March 2020, the U.S. government as well as central banks and banking authorities around the world have taken and continue to take actions to help individuals, households and businesses that have been adversely affected by the economic disruption caused by the COVID-19 pandemic. The CARES Act, which was signed into law on March 27, 2020, provides, among other things, funding to support loan facilities to assist consumers and businesses. Set forth below is a summary as of the date of this Form 10-Q of U.S. government actions currently impacting the Firm and U.S. government programs in which the Firm is participating to support individuals, businesses, and the broader economy. The Firm will continue to assess ongoing developments in government actions in response to the COVID-19 pandemic.
U.S. government actions
Eligible retained income definition. On March 17, 2020, the Office of the Comptroller of the Currency (“OCC”), the Board of Governors of the Federal Reserve System (“Federal Reserve”), and the Federal Deposit Insurance Corporation (“FDIC”), collectively the “federal banking agencies,” issued an interim final rule that revised the definition of “eligible retained income” in the regulatory capital rules that apply to all U.S. banking organizations. On March 23, 2020, the Federal Reserve issued an interim final rule that revised the definition of “eligible retained income” for purposes of the total loss-absorbing capacity (“TLAC”) buffer requirements that apply to global systemically important banking organizations. The revised definition of eligible retained income makes any automatic limitations on payout distributions that could apply under the agencies’ capital rules or TLAC rule take effect on a more graduated basis in the event that a banking organization’s capital, leverage and TLAC ratios were to decline below regulatory requirements (including buffers). The March 17, 2020 interim final rule was issued, in conjunction with an interagency statement encouraging banking organizations to use their capital and liquidity buffers, to further support banking organizations’ abilities to lend to households and businesses affected by the COVID-19 pandemic.
Reserve requirements. On March 26, 2020, the Federal Reserve reduced reserve requirement ratios to zero percent, effectively eliminating the reserve requirement for all depository institutions, an action that freed up liquidity in the banking system to support lending to households and businesses.
Refer to Liquidity Risk Management on pages 55-59 and Note 21 for additional information on the reduction to the reserve requirement.
Regulatory Capital - Current Expected Credit Losses (“CECL”) transition delay. On March 31, 2020, the federal banking agencies issued an interim final rule that provided banking organizations with the option to delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period (“CECL capital transition provisions”). The Firm elected to apply the CECL capital transition provisions.
Refer to Capital Risk Management on pages 49-54 and Note 22 on pages 176-177 for additional information on the CECL capital transition provisions and the impact to the Firm’s capital metrics.
Supplementary leverage ratio (“SLR”) temporary revision. On April 1, 2020, the Federal Reserve issued an interim final rule that requires, on a temporary basis, the calculation of total leverage exposure for purposes of calculating the SLR for bank holding companies, to exclude the on-balance sheet amounts of U.S. Treasury securities and deposits at Federal Reserve Banks. These exclusions became effective April 1, 2020, and will remain in effect through March 31, 2021.
Refer to Capital Risk Management on pages 49-54 and Note 22 for additional information on the Firm’s SLR.
Loan modifications. On April 7, 2020, the federal banking agencies along with the National Credit Union Administration, and the Consumer Financial Protection Bureau, in consultation with the state financial regulators, issued an interagency statement revising a March 22, 2020 interagency statement on loan modifications and the reporting for financial institutions working with customers affected by the COVID-19 pandemic (the “IA Statement”). The IA Statement reconfirmed that efforts to work with borrowers where the loans are prudently underwritten, and not considered past due or carried on nonaccrual status, should not result in the loans automatically being considered modified in a troubled debt restructuring (“TDR”) for accounting and financial reporting purposes, or for purposes of their respective risk-based capital rules, which would otherwise require financial institutions subject to the capital rules to hold more capital. The IA Statement also clarified the interaction between its previous guidance and Section 4013 of the CARES Act, which provides certain financial institutions with the option to suspend the application of accounting guidance for TDRs for a limited period of time for loan modifications made to address the effects of the COVID-19 pandemic.
The Firm has granted various forms of assistance to customers and clients impacted by the COVID-19 pandemic, including payment deferrals and covenant modifications. The majority of the Firm’s COVID-19 related loan modifications have not been considered TDRs as:

•	they represent short-term or other insignificant modifications, whether under the Firm’s regular loan modification assessments or the IA Statement guidance, or

•	the Firm has elected to apply the option to suspend the application of accounting guidance for TDRs as provided under section 4013 of the CARES Act.
To the extent that certain modifications do not meet any of the above criteria, the Firm accounts for them as TDRs. Refer to Credit Portfolio on pages 60-61 and Note 12 for additional information on the Firm’s loan modification activities.
U.S. government facilities and programs. Beginning in March 2020, the Federal Reserve announced a suite of facilities using its emergency lending powers under section 13(3) of the Federal Reserve Act to support the flow of credit to individuals, households and businesses adversely affected by the COVID-19 pandemic and to support the broader economy. These facilities include the Money Market Mutual Fund Liquidity Facility (“MMLF”), Main Street Lending Facilities, Primary Dealer Credit Facility (“PDCF”), Commercial Paper Funding Facility (“CPFF”), Secondary Market Corporate Credit Facility (“SMCCF”) and Term Asset-Backed Securities Loan Facility (“TALF”). In addition, beginning April 3, 2020, the PPP, established by the CARES Act and administered by the SBA, authorized eligible lenders to provide nonrecourse loans to eligible borrowers until August 8, 2020 to provide an incentive for these businesses to keep their workers on their payroll. The Firm has participated and is participating in certain of these facilities and programs, as needed, to assist its clients and customers or to support the broader economy.
Refer to Capital Risk Management on pages 49-54, Liquidity Risk Management on pages 55-59, Note 22 and Note 24 for additional information on the Firm’s participation in the MMLF. Refer to Liquidity Risk Management on pages 55-59 for additional information on the Firm’s participation in the PDCF. Refer to Business Developments on pages 9-10, Capital Risk Management on pages 49-54, Credit Portfolio on pages 60-61 and Note 22 for additional information on the Firm’s participation in the PPP.

CONSOLIDATED RESULTS OF OPERATIONS
This section provides a comparative discussion of JPMorgan Chase’s Consolidated Results of Operations on a reported basis for the three and six months ended June 30, 2020 and 2019, unless otherwise specified. Factors that relate primarily to a single business segment are discussed in more detail within that business segment. Refer to pages 88-90 of this Form 10-Q and pages 136–138 of JPMorgan Chase’s 2019 Form 10-K for a discussion of the Critical Accounting Estimates Used by the Firm that affect the Consolidated Results of Operations.

Revenue
	Three months ended June 30,			Six months ended June 30,
(in millions)	2020	2019	Change	2020	2019	Change
Investment banking fees	$2,850	$1,851	54%	$4,716	$3,691	28%
Principal transactions	7,621	3,714	105	10,558	7,790	36
Lending- and deposit-related fees(a)	1,431	1,624	(12)	3,137	3,183	(1)
Asset management, administration and commissions(a)	4,266	4,264	—	8,806	8,301	6
Investment securities gains	26	44	(41)	259	57	354
Mortgage fees and related income	917	279	229	1,237	675	83
Card income(b)	974	1,281	(24)	1,969	2,508	(21)
Other income(c)	1,042	1,292	(19)	2,198	2,767	(21)
Noninterest revenue	19,127	14,349	33	32,880	28,972	13
Net interest income	13,853	14,398	(4)	28,292	28,851	(2)
Total net revenue	$32,980	$28,747	15%	$61,172	$57,823	6%
(a) In the first quarter of 2020, the Firm reclassified certain fees from asset management, administration and commissions to lending- and deposit-related fees. Prior-period amounts have been revised to conform with the current presentation.
(b) In the second quarter of 2020, the Firm reclassified certain spend-based credit card reward costs from marketing expense to be a reduction of card income, with no effect on net income. Prior-period amounts have been revised to conform with the current presentation.
(c) Included operating lease income of $1.4 billion and $1.3 billion for the three months ended June 30, 2020 and 2019, respectively and $2.8 billion and$2.6 billion for the six months ended June 30, 2020 and 2019, respectively.
Quarterly results
Investment banking fees increased, driven by CIB, reflecting:

•	higher debt underwriting fees due to increased industry-wide fees and wallet share gains in both investment-grade and high-yield bonds

•	higher equity underwriting fees due to increased industry-wide fees and wallet share gains, primarily in follow-on offerings and convertible securities markets

–	the increased activity in debt and equity underwriting reflected clients seeking access to liquidity as a result of the COVID-19 pandemic

•	higher advisory fees driven by a few large completed transactions.
Refer to CIB segment results on pages 31-37 and Note 6 for additional information.
Principal transactions revenue increased and included two significant items, both of which represent reversals of a portion of the losses that were recognized in the first quarter of 2020:

•
$678 million of markups on held-for-sale positions, including unfunded commitments, in the bridge financing portfolio in CIB and CB, compared with $896 million of markdowns in the first quarter of 2020, and

•	a $510 million gain in Credit Adjustments & Other in CIB driven by funding spread tightening on derivatives, compared with a $951 million loss in the first quarter of 2020.

Excluding these two items, principal transactions revenue increased in CIB driven by strong client activity in Fixed Income Markets primarily in Rates, Currencies & Emerging Markets, and Credit; and in Equity Markets related to derivatives and Cash Equities. The prior year included a gain from the initial public offering (“IPO”) of Tradeweb.
The increase in principal transactions revenue also reflected net gains on certain legacy private equity investments in Corporate, compared with net losses in the prior year.
Principal transactions revenue in CIB may in certain cases have offsets across other revenue lines, including net interest income. The Firm assesses its CIB Markets business performance on a total revenue basis.
Refer to CIB, CB and Corporate segment results on pages 31-37, pages 38-41 and page 46, and Note 6 for additional information.
Lending- and deposit-related fees decreased due to lower deposit-related fees in CCB, reflecting lower transaction activity and the impact of fee refunds related to the COVID-19 pandemic, partially offset by higher cash management fees in CIB and CB. Refer to CCB segment results on pages 26-30, CIB on pages 31-37 and CB on pages 38-41, respectively, and Note 6 for additional information.
For information on asset management, administration and commissions revenue, refer to CCB, CIB and AWM segment results on pages 26-30, pages 31-37 and pages 42-45, respectively, and Note 6.

Refer to Corporate segment results on page 46 and Note 10 for information on investment securities gains.
Mortgage fees and related income increased due to:

•	higher net mortgage production revenue reflecting higher production margins, partially offset by the absence of gains on loan sales in the prior year in Home Lending, and

•
higher net mortgage servicing revenue reflecting higher MSR risk management results due to the absence of losses resulting from updates to model inputs in the prior year partially offset by lower operating revenue reflecting a lower level of third-party loans serviced.

Refer to CCB segment results on pages 26-30, Note 6 and 15 for further information.
Card income decreased due to lower net interchange income reflecting lower card sales volumes that began in March as a result of the COVID-19 pandemic, partially offset by higher annual fees and lower acquisition costs.
Refer to CCB, CIB and CB segment results on pages 26-30, pages 31-37 and pages 38-41, as well as and Note 6 for further information.
Other income decreased, reflecting:

•	higher costs associated with using forward contracts to hedge certain non-U.S. dollar-denominated net investment exposures in Treasury and CIO,

•	increased amortization on higher levels of alternative energy investments in CIB. The increased amortization was more than offset by lower income tax expense from the associated tax credits

•	lower market-driven results on certain investments in Corporate partially offset by

•	higher operating lease income from growth in auto operating lease volume in CCB
Refer to Note 17 for further information.
Net interest income decreased due to the impact of lower rates, predominantly offset by higher net interest income in CIB Markets and balance sheet growth.
The Firm’s average interest-earning assets were $2.8 trillion, up $481 billion, and the yield was 2.31%, down 142 bps, primarily due to lower rates. The net yield on these assets, on an FTE basis, was 1.99%, a decrease of 50 bps. The net yield excluding CIB Markets was 2.27%, down 108 bps.
Net yield excluding CIB Markets is a non-GAAP financial measure. Refer to the Consolidated average balance sheets, interest and rates schedule on pages 189–190 for further details; and the Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 22-23 for a further discussion of Net interest yield excluding CIB markets.

Year-to-date results
Investment banking fees increased, driven by CIB, reflecting:

•	higher debt underwriting fees due to increased industry-wide fees and wallet share gains in investment-grade bonds, and for high-yield bonds, after the markets stabilized in the second quarter of 2020

•	higher equity underwriting fees due to increased industry-wide fees and wallet share gains, primarily in follow-on offerings and convertible securities markets

–	the increased activity in debt and equity underwriting reflected clients seeking access to liquidity as a result of the COVID-19 pandemic partially offset by

•	lower advisory fees driven by a lower number of completed transactions.
Principal transactions revenue increased despite the year-to-date results of the two significant items noted below:

•
a $441 million net loss in CIB’s Credit Adjustments & Other predominantly driven by losses on certain components of fair value option elected liabilities, as well as the impact of funding spread widening on derivatives, and

•	$218 million of net markdowns on held-for-sale positions, including unfunded commitments, in the bridge financing portfolio in CIB and CB.
Excluding these two items, principal transactions revenue increased in CIB, driven by strong client activity in Fixed Income Markets primarily in Rates, Currencies & Emerging Markets, and Credit; and in Equity Markets related to derivatives and Cash Equities.
Lending- and deposit-related fees was relatively flat as the lower deposit-related fees in CCB, reflecting lower transaction activity and the impact of fee refunds related to the COVID-19 pandemic, was offset by higher cash management fees in CIB and CB.
Asset management, administration and commissions revenue increased driven by:

•	higher brokerage commissions in CIB and AWM on higher client-driven volume, and

•	higher asset management fees in AWM as a result of inflows into liquidity products, and in CCB related to a higher level of investment assets, partially offset by

•	lower volume of annuity sales in CCB.
Investment securities gains in both periods reflected the impact of repositioning the investment securities portfolio.
Mortgage fees and related income increased due to:

•	higher net mortgage production revenue reflecting higher mortgage production volumes and margins, partially offset by the absence of gains on loan sales in the prior year in Home Lending, and

•
higher net mortgage servicing revenue reflecting higher MSR risk management results due to the absence of losses resulting from updates to model inputs in the prior year, predominantly offset by lower operating revenue reflecting a lower level of third-party loans serviced and faster prepayment speeds on lower rates.

Card income decreased due to lower net interchange income reflecting lower card sales volumes that began in March as a result of the COVID-19 pandemic, partially offset by higher annual fees.
Other income decreased reflecting:

•	net losses on certain equity investments in CIB, compared with net gains in the prior year

•	net valuation losses on certain investments in AWM, compared with gains in the prior year

•	increased amortization on higher levels of alternative energy investments in CIB. The increased amortization is more than offset by lower income tax expense from the associated tax credits, and

•	higher costs associated with using forward contracts to hedge certain non-U.S. dollar-denominated net investment exposures in Treasury and CIO, partially offset by

•	higher operating lease income from growth in auto operating lease volume in CCB
Net interest income decreased due to the impact of lower rates, predominantly offset by higher net interest income in CIB Markets and balance sheet growth.
The Firm’s average interest-earning assets were $2.6 trillion, up $324 billion, and the yield was 2.70%, down 106 bps, primarily due to lower rates. The net yield on these assets, on an FTE basis, was 2.17%, a decrease of 36 bps. The net yield excluding CIB Markets was 2.61%, down 78 bps.

Provision for credit losses
	Three months ended June 30,			Six months ended June 30,
(in millions)	2020	2019	Change	2020	2019	Change
Consumer, excluding credit card	$1,591	$(366)	NM	$2,210	$(246)	NM
Credit card	4,028	1,440	180	9,091	2,642	244
Total consumer	5,619	1,074	423	11,301	2,396	372
Wholesale	4,850	75	NM	7,444	248	NM
Investment securities	4	NA	NM	13	NA	NM
Total provision for credit losses	$10,473	$1,149	NM	$18,758	$2,644	NM
Effective January 1, 2020, the Firm adopted the CECL accounting guidance. In conjunction with the adoption of CECL, the Firm reclassified risk-rated loans and lending-related commitments from the consumer, excluding credit card portfolio segment to the wholesale portfolio segment, to align with the methodology applied when determining the allowance. Prior-period amounts have been revised to conform with the current presentation. Refer to Note 1 for further information.
Quarterly results
The provision for credit losses increased driven by the further deterioration and increased uncertainty in the macroeconomic environment as a result of the impact of the COVID-19 pandemic in wholesale and consumer.
The increase in wholesale reflects a net addition of $4.6 billion to the allowance for credit losses across the LOBs impacting multiple industry sectors.
The increase in consumer was driven by:

•	additions of $4.4 billion to the allowance for credit losses, consisting of $2.9 billion for Card, $900 million for Home Lending, $285 million for Auto, and $272 million for CBB, partially offset by

•	lower net charge-offs in Card reflecting higher recoveries.
The prior year included a $234 million net reduction in the allowance for credit losses.
Refer to CCB segment results on pages 26-30, CIB on pages 31-37, CB on pages 38-41, AWM on pages 42-45, the Allowance for Credit Losses on pages 77-78, and Note 13 for additional information on the credit portfolio and the allowance for credit losses.

Year-to-date results
The provision for credit losses increased driven by the deterioration and uncertainty in the macroeconomic environment as a result of the impact of the COVID-19 pandemic in consumer and wholesale.
The increase in consumer was driven by:

•	additions of $8.7 billion to the allowance for credit losses, consisting of $6.6 billion for Card, $1.2 billion for Home Lending, $520 million for Auto, and $352 million for CBB, partially offset by

•
lower net charge-offs reflecting higher recoveries in Home Lending on a loan sale in the first quarter of 2020, and in Card, largely offset by higher charge-offs in Card on loan growth in the prior year.

The prior year included a $221 million net reduction in the allowance for credit losses.
The increase in wholesale reflects a net addition of $7.0 billion to the allowance for credit losses across the LOBs impacting multiple industry sectors.

Noninterest expense
	Three months ended June 30,			Six months ended June 30,
(in millions)	2020	2019	Change	2020	2019	Change
Compensation expense	$9,509	$8,547	11%	$18,404	$17,484	5%
Noncompensation expense:
Occupancy	1,080	1,060	2	2,146	2,128	1
Technology, communications and equipment	2,590	2,378	9	5,168	4,742	9
Professional and outside services	1,999	2,212	(10)	4,027	4,251	(5)
Marketing(a)	481	777	(38)	1,281	1,609	(20)
Other expense(b)(c)	1,283	1,282	—	2,707	2,390	13
Total noncompensation expense	7,433	7,709	(4)	15,329	15,120	1
Total noninterest expense	$16,942	$16,256	4%	$33,733	$32,604	3%

(a)
In the second quarter of 2020, the Firm reclassified certain spend-based credit card reward costs from marketing expense to be a reduction of card income, with no effect on net income. Prior-period amounts have been revised to conform with the current presentation.

(b)
Included Firmwide legal expense/(benefit) of $118 million and $69 million for the three months ended June 30, 2020 and 2019, respectively, and $315 million and $(12) million for the six months ended June 30, 2020 and 2019, respectively.

(c)
Included FDIC-related expense of $218 million and $121 million for the three months ended June 30, 2020 and 2019, respectively, and $317 million and $264 million for the six months ended June 30, 2020 and 2019, respectively.

Quarterly results
Compensation expense increased driven by higher revenue-related expense in CIB.
Noncompensation expense decreased as a result of:

•	lower marketing expense in Card as a result of lower travel-related benefits and investments in marketing campaigns

•	lower structural expense, including lower travel and entertainment across the businesses, as well as lower payment processing costs, partially offset by

•	higher volume-related expense, including depreciation from growth in auto lease assets in CCB, and brokerage expense in CIB

•	higher investments in the businesses, including technology.

Year-to-date results
Compensation expense increased driven by higher revenue-related expense in CIB, partially offset by lower structural compensation expense in Corporate.
Noncompensation expense increased as a result of:

•	higher legal expense primarily in CIB and Corporate

•	higher volume-related expense, including depreciation from growth in auto lease assets in CCB, and brokerage expense in CIB

•	higher investments in the businesses, including technology,
partially offset by

•	lower marketing expense in Card as a result of lower travel-related benefits and investments in marketing campaigns

•	lower structural expense, including lower travel and entertainment across the businesses, as well as lower payment processing costs.

Income tax expense
	Three months ended June 30,			Six months ended June 30,
(in millions)	2020	2019	Change	2020	2019	Change
Income before income tax expense	$5,565	$11,342	(51)%	$8,681	$22,575	(62)%
Income tax expense	878	1,690	(48)	1,129	3,744	(70)
Effective tax rate	15.8%	14.9%		13.0%	16.6%
Quarterly results
The effective tax rate increased as the reduction in income tax expense due to the impact of changes in the level and mix of income and expenses subject to U.S. federal, and state and local taxes was more than offset by the absence of the $768 million of tax benefits recorded in the prior year related to the resolution of certain tax audits.

Year-to-date results
The effective tax rate decreased driven by changes in the level and mix of income and expenses subject to U.S. federal, and state and local taxes, as well as the more significant effect of certain tax benefits on a lower level of pre-tax income. The decrease was partially offset by the recognition of $874 million of tax benefits recorded in the prior year related to the resolution of certain tax audits.

CONSOLIDATED BALANCE SHEETS AND CASH FLOWS ANALYSIS
Effective January 1, 2020, the Firm adopted the CECL accounting guidance. Refer to Note 1 for further information.
Consolidated balance sheets analysis
The following is a discussion of the significant changes between June 30, 2020, and December 31, 2019.

Selected Consolidated balance sheets data
(in millions)	June 30, 2020	December 31, 2019	Change
Assets
Cash and due from banks	$20,544	$21,704	(5)%
Deposits with banks	473,185	241,927	96
Federal funds sold and securities purchased under resale agreements	256,980	249,157	3
Securities borrowed	142,704	139,758	2
Trading assets	526,042	411,103	28
Available-for-sale securities	485,883	350,699	39
Held-to-maturity securities, net of allowance for credit losses	72,908	47,540	53
Investment securities, net of allowance for credit losses	558,791	398,239	40
Loans	978,518	959,769	2
Allowance for loan losses	(32,092)	(13,123)	145
Loans, net of allowance for loan losses	946,426	946,646	—
Accrued interest and accounts receivable	72,260	72,861	(1)
Premises and equipment	26,301	25,813	2
Goodwill, MSRs and other intangible assets	51,669	53,341	(3)
Other assets	138,213	126,830	9
Total assets	$3,213,115	$2,687,379	20%
Cash and due from banks and deposits with banks increased primarily as a result of significant deposit inflows, which also funded asset growth across the Firm, including in investment securities. Deposits with banks reflect the Firm’s placements of its excess cash with various central banks, including the Federal Reserve Banks.
Refer to Liquidity Risk Management on pages 55-59 and Note 11 for information on federal funds sold and securities purchased under resale agreements.
Trading assets increased compared with lower levels at year-end predominantly due to client-driven market-making activities in debt instruments in Fixed Income Markets, as well as higher derivative receivables in CIB as a result of market movements.
Refer to Notes 2 and 5 for additional information.
Investment securities increased, reflecting net purchases of U.S. Treasuries and U.S. GSE and government agency MBS in the available-for-sale (“AFS”) portfolio, driven by interest rate risk management activities and cash deployment, partially offset by a non-cash transfer of $26 billion of U.S. GSE and government agency MBS from the AFS to the held-to-maturity (“HTM”) portfolio, resulting in a comparable increase in HTM.
Refer to Corporate segment results on page 46, Investment Portfolio Risk Management on page 79, and Notes 2 and 10 for additional information on Investment securities.

Loans increased, reflecting:

•	the outstanding loans from the March drawdown activity on committed revolving credit facilities in CIB and CB, as a result of the COVID-19 pandemic, and the impact of the PPP loans in CBB and CB, partially offset by

•
lower loans in Card due to the decline in sales volume that began in March as a result of the COVID-19 pandemic, as well as the impact of seasonality; and lower loans in Home Lending primarily due to net repayments.

The allowance for loan losses increased primarily reflecting the deterioration and uncertainty in the macroeconomic environment as a result of the impact of the COVID-19 pandemic, consisting of:

•	a $8.6 billion addition in consumer, predominantly in the credit card and residential real estate portfolios

•	a net $6.2 billion addition in wholesale, across the LOBs impacting multiple industry sectors, and

•	a net $4.2 billion addition as a result of the adoption of CECL.
There were also additions to the allowance for lending-related commitments, which is included in other liabilities on the consolidated balance sheets, of $920 million related to the impact of the COVID-19 pandemic, and $98 million related to the adoption of CECL, resulting in total additions to the allowance for credit losses of $15.7 billion and $4.3 billion, respectively, as of June 30, 2020.

Refer to Credit and Investment Risk Management on pages 60-79, and Notes 1, 2, 3, 12 and 13 for a more detailed discussion of loans and the allowance for loan losses.
Goodwill, MSRs and other intangibles decreased reflecting lower MSRs as a result of faster prepayment speeds on lower rates and the realization of expected cash flows, partially offset by net additions to the MSRs. Refer to Note 15 for additional information.

Other assets increased reflecting higher cash collateral placed with central counterparties, and the Firm’s participation in the Federal Reserve Bank of Boston’s (“FRBB”) MMLF. The assets purchased from money market mutual fund clients related to the MMLF were funded by nonrecourse advances from the FRBB, which are recorded in short-term borrowings. Refer to Regulatory Developments Relating to the COVID-19 Pandemic on pages 11-12 and Liquidity Risk Management on pages 55-59 for additional information.

Selected Consolidated balance sheets data (continued)
(in millions)	June 30, 2020	December 31, 2019	Change
Liabilities
Deposits	$1,931,029	$1,562,431	24%
Federal funds purchased and securities loaned or sold under repurchase agreements	235,647	183,675	28
Short-term borrowings	48,014	40,920	17
Trading liabilities	165,212	119,277	39
Accounts payable and other liabilities	230,916	210,407	10
Beneficial interests issued by consolidated variable interest entities (“VIEs”)	20,828	17,841	17
Long-term debt	317,003	291,498	9
Total liabilities	2,948,649	2,426,049	22
Stockholders’ equity	264,466	261,330	1
Total liabilities and stockholders’ equity	$3,213,115	$2,687,379	20%
Deposits increased reflecting significant inflows across the LOBs primarily driven by the COVID-19 pandemic, as customers and clients looked to remain liquid as a result of market conditions.

•	In the wholesale businesses, the inflows principally occurred in March, and in general were maintained through the second quarter.

•
In CCB, the increase was driven by the continued growth in both existing and new accounts, as well as COVID-19 related factors, such as the government stimulus for consumers and small businesses, lower consumer spending, and delays in tax payments.

Refer to Liquidity Risk Management on pages 55-59 and Notes 2 and 16 for additional information.
Federal funds purchased and securities loaned or sold under repurchase agreements increased reflecting:

•
in CIB, a net increase related to client-driven market-making activities, and higher secured financing of trading assets, partially offset by a decline in the Firm's participation in the Federal Reserve's open market operations, and

•	in Treasury and CIO, higher secured financing of AFS investment securities. Refer to Liquidity Risk Management on pages 55-59 and Note 11 for additional information.
Short-term borrowings increased driven by the Firm’s participation in the FRBB’s MMLF, as well as a change in mix of funding sources in CIB activities from securities sold under repurchase agreements in CIB. The nonrecourse advances from the FRBB funded the assets purchased from money market mutual fund clients related to the MMLF, which are recorded in other assets.

Refer to Regulatory Developments Relating to the COVID-19 Pandemic on pages 11-12 and Liquidity Risk Management on pages 55-59 for additional information.
Trading liabilities increased in CIB as a result of client-driven market-making activities, which resulted in higher levels of short positions in debt instruments in Fixed Income Markets, as well as higher derivative payables as a result of market movements. Refer to Notes 2 and 5 for additional information.
Accounts payable and other liabilities increased reflecting higher client payables related to client-driven activities in CIB.
Beneficial interests issued by consolidated VIEs increased reflecting higher levels of Firm-administered multi-seller conduit commercial paper held by third parties.
Refer to Off-Balance Sheet Arrangements on page 21 and Notes 14 and 23 for further information on Firm-sponsored VIEs and loan securitization trusts.
Long-term debt increased as a result of higher FHLB net advances, net issuance of senior and subordinated debt, and higher fair value hedge accounting adjustments related to lower interest rates. Refer to Liquidity Risk Management on pages 55-59 for additional information on the Firm’s long-term debt activities.
Stockholders’ equity increased reflecting the net impact of capital actions, net income, the adoption of CECL and an increase in accumulated other comprehensive income (“AOCI”). The increase in AOCI was driven by net unrealized gains on AFS securities, and higher valuation of interest rate cash flow hedges. Refer to page 96 for information on changes in stockholders’ equity and Capital actions on page 53.

Consolidated cash flows analysis
The following is a discussion of cash flow activities during the six months ended June 30, 2020 and 2019.

(in millions)	Six months ended June 30,
	2020	2019
Net cash provided by/(used in)
Operating activities	$(37,032)	$(94,734)
Investing activities	(183,617)	27,424
Financing activities	451,436	56,469
Effect of exchange rate changes on cash	(689)	86
Net increase/(decrease) in cash and due from banks and deposits with banks	$230,098	$(10,755)
Operating activities

•	In 2020, cash used resulted from higher trading assets and other assets, largely offset by higher trading liabilities and accounts payable and other liabilities.

•
In 2019, cash used primarily resulted from higher trading assets-debt and equity instruments and securities borrowed, partially offset by increased trading liabilities and accounts payable and other liabilities, and net proceeds from loans held-for-sale.

Investing activities

•	In 2020, cash used was driven by net purchases of investment securities and net loan originations.

•
In 2019, cash provided resulted from a decrease in securities purchased under resale agreements, and net proceeds from sales of loans held-for-investment, partially offset by net purchases of investment securities.

Financing activities

•	In 2020, cash provided was due to higher deposits, an increase in federal funds purchased and securities loaned or sold under repurchase agreements, and net proceeds from long-term borrowings.

•	In 2019, cash provided resulted from higher securities loaned or sold under repurchase agreements and higher deposits.

•
For both periods, cash was used for repurchases of common stock and cash dividends on common and preferred stock. On March 15, 2020, in response to the COVID-19 pandemic, the Firm temporarily suspended repurchases of its common equity. Additionally, in June 2020, the Federal Reserve directed all large bank holding companies, including the Firm, to discontinue net share repurchases, at least through the end of the third quarter of 2020.

* * *
Refer to Consolidated Balance Sheets Analysis on pages 18-19, Capital Risk Management on pages 49-54, and Liquidity Risk Management on pages 55-59 of this Form 10-Q, and pages 93–98 of JPMorgan Chase’s 2019 Form 10-K for a further discussion of the activities affecting the Firm’s cash flows.

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

Type of off-balance sheet arrangement	Location of disclosure	Page references
Special-purpose entities: variable interests and other obligations, including contingent obligations, arising from variable interests in nonconsolidated VIEs	Refer to Note 14	162-167
Off-balance sheet lending-related financial instruments, guarantees, and other commitments	Refer to Note 23	178-181

EXPLANATION AND RECONCILIATION OF THE FIRM’S USE OF NON-GAAP FINANCIAL MEASURES
The Firm prepares its Consolidated Financial Statements in accordance with U.S. GAAP and this presentation is referred to as “reported” basis; these financial statements appear on pages 93-97.
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
The following summary tables provide a reconciliation from the Firm’s reported U.S. GAAP results to managed basis.

	Three months ended June 30,
	2020			2019
(in millions, except ratios)	Reported	Fully taxable-equivalent adjustments(b)	Managed basis	Reported	Fully taxable-equivalent adjustments(b)	Managed basis
Other income	$1,042	$730	$1,772	$1,292	$596	$1,888
Total noninterest revenue(a)	19,127	730	19,857	14,349	596	14,945
Net interest income	13,853	107	13,960	14,398	138	14,536
Total net revenue	32,980	837	33,817	28,747	734	29,481
Total noninterest expense(a)	16,942	NA	16,942	16,256	NA	16,256
Pre-provision profit	16,038	837	16,875	12,491	734	13,225
Provision for credit losses	10,473	NA	10,473	1,149	NA	1,149
Income before income tax expense	5,565	837	6,402	11,342	734	12,076
Income tax expense	878	837	1,715	1,690	734	2,424
Net income	$4,687	NA	$4,687	$9,652	NA	$9,652

Overhead ratio	51%	NM	50%	57%	NM	55%

	Six months ended June 30,
	2020			2019
(in millions, except ratios)	Reported	Fully taxable-equivalent adjustments(b)	Managed basis	Reported	Fully taxable-equivalent adjustments(b)	Managed basis
Other income	$2,198	$1,438	$3,636	$2,767	$1,181	$3,948
Total noninterest revenue(a)	32,880	1,438	34,318	28,972	1,181	30,153
Net interest income	28,292	217	28,509	28,851	281	29,132
Total net revenue	61,172	1,655	62,827	57,823	1,462	59,285
Total noninterest expense(a)	33,733	NA	33,733	32,604	NA	32,604
Pre-provision profit	27,439	1,655	29,094	25,219	1,462	26,681
Provision for credit losses	18,758	NA	18,758	2,644	NA	2,644
Income before income tax expense	8,681	1,655	10,336	22,575	1,462	24,037
Income tax expense	1,129	$1,655	2,784	3,744	1,462	5,206
Net Income	$7,552	NA	$7,552	$18,831	NA	$18,831

Overhead ratio	55%	NM	54%	56%	NM	55%

(a)
In the second quarter of 2020, the Firm reclassified certain spend-based credit card reward costs from marketing expense to be a reduction of card income, with no effect on net income. Prior-period amounts have been revised to conform with the current presentation.

(b)	Predominantly recognized in CIB, CB and Corporate.

The following table provides information on net interest income and net yield excluding CIB’s Markets businesses.

(in millions, except rates)	Three months ended June 30,			Six months ended June 30,
	2020	2019	Change	2020	2019	Change
Net interest income – reported	$13,853	$14,398	(4)%	$28,292	$28,851	(2)%
Fully taxable-equivalent adjustments	107	138	(22)	217	281	(23)
Net interest income – managed basis(a)	$13,960	$14,536	(4)	$28,509	$29,132	(2)
Less: CIB Markets net interest income(b)	2,536	624	306	4,132	1,248	231
Net interest income excluding CIB Markets(a)	$11,424	$13,912	(18)	$24,377	$27,884	(13)

Average interest-earning assets	$2,819,855	$2,339,094	21	$2,642,794	$2,319,105	14
Less: Average CIB Markets interest-earning assets(b)	795,677	673,480	18	765,856	661,397	16
Average interest-earning assets excluding CIB Markets	$2,024,178	$1,665,614	22%	$1,876,938	$1,657,708	13%
Net yield on average interest-earning assets – managed basis	1.99%	2.49%		2.17%	2.53%
Net yield on average CIB Markets interest-earning assets(b)	1.28	0.37		1.08	0.38
Net yield on average interest-earning assets excluding CIB Markets	2.27%	3.35%		2.61%	3.39%

(a)	Interest includes the effect of related hedges. Taxable-equivalent amounts are used where applicable.

(b)	Refer to page 36 for further information on CIB’s Markets businesses.

The following summary table provides a reconciliation from the Firm’s common stockholders’ equity to TCE.

	Period-end		Average
(in millions, except per share and ratio data)	Jun 30, 2020	Dec 31, 2019	Three months ended June 30,		Six months ended June 30,
			2020	2019	2020	2019
Common stockholders’ equity	$234,403	$234,337	$234,408	$233,026	$234,469	$231,547
Less: Goodwill	47,811	47,823	47,805	47,472	47,808	47,474
Less: Other intangible assets	778	819	791	741	802	741
Add: Certain deferred tax liabilities(a)	2,397	2,381	2,393	2,304	2,388	2,296
Tangible common equity	$188,211	$188,076	$188,205	$187,117	$188,247	$185,628

Return on tangible common equity	NA	NA	9%	20%	7%	20%
Tangible book value per share	$61.76	$60.98	NA	NA	N/A	N/A

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
The business segments are determined based on the products and services provided, or the type of customer served, and they reflect the manner in which financial information is currently evaluated by the Firm’s Operating Committee. Segment results are presented on a managed basis. Refer to Explanation and Reconciliation of the Firm’s use of Non-GAAP Financial Measures on pages 22-23 for a definition of managed basis.
Description of business segment reporting methodology
Results of the business segments are intended to present each segment as if it were a stand-alone business. The management reporting process that derives business segment results includes the allocation of certain income and expense items. The Firm periodically assesses the assumptions, methodologies and reporting classifications used for segment reporting, and further refinements may be implemented in future periods. The Firm’s LOBs also provide various business metrics which are utilized by the Firm and its investors and analysts in assessing performance.
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

JPMorgan Chase

Consumer Businesses			Wholesale Businesses

Consumer & Community Banking			Corporate & Investment Bank		Commercial Banking	Asset & Wealth Management

Consumer & Business Banking	Home Lending	Card & Auto	Banking	Markets & Securities Services	• Middle Market Banking	• Asset Management
• Consumer Banking/Chase Wealth Management • Business Banking	• Home Lending Production • Home Lending Servicing • Real Estate Portfolios	• Credit Card • Auto	• Investment Banking • Wholesale Payments • Lending	• Fixed Income Markets	• Corporate Client Banking	• Wealth Management
				• Equity Markets • Securities Services • Credit Adjustments & Other	• Commercial Real Estate Banking

Segment results – managed basis
The following tables summarize the Firm’s results by segment for the periods indicated.

Three months ended June 30,	Consumer & Community Banking(a)			Corporate & Investment Bank			Commercial Banking
(in millions, except ratios)	2020	2019	Change	2020	2019	Change	2020	2019	Change
Total net revenue	$12,217	$13,484	(9)%	$16,352	$9,831	66	$2,392	$2,285	5%
Total noninterest expense	6,626	6,836	(3)	6,764	5,661	19	899	931	(3)
Pre-provision profit/(loss)	5,591	6,648	(16)	9,588	4,170	130	1,493	1,354	10
Provision for credit losses	5,828	1,120	420	1,987	—	NM	2,431	29	NM
Net income/(loss)	(176)	4,157	NM	5,464	2,946	85	(691)	1,002	NM
Return on equity (“ROE”)	(2)%	31%		27%	14%		(14)%	17%

Three months ended June 30,	Asset & Wealth Management			Corporate			Total(a)
(in millions, except ratios)	2020	2019	Change	2020	2019	Change	2020	2019	Change
Total net revenue	$3,610	$3,559	1%	$(754)	$322	NM	$33,817	$29,481	15%
Total noninterest expense	2,506	2,596	(3)	147	232	(37)	16,942	16,256	4
Pre-provision profit/(loss)	1,104	963	15	(901)	90	NM	16,875	13,225	28
Provision for credit losses	223	2	NM	4	(2)	NM	10,473	1,149	NM
Net income/(loss)	658	719	(8)	(568)	828	NM	4,687	9,652	(51)
ROE	24%	27%		NM	NM		7%	16%

Six months ended June 30,	Consumer & Community Banking(a)			Corporate & Investment Bank			Commercial Banking
(in millions, except ratios)	2020	2019	Change	2020	2019	Change	2020	2019	Change
Total net revenue	$25,329	$26,927	(6)%	$26,300	$19,865	32	$4,570	$4,698	(3)%
Total noninterest expense	13,728	13,759	—	12,660	11,290	12	1,887	1,869	1
Pre-provision profit/(loss)	11,601	13,168	(12)	13,640	8,575	59	2,683	2,829	(5)
Provision for credit losses	11,600	2,434	377	3,388	87	NM	3,441	119	NM
Net income/(loss)	15	8,104	(100)	7,452	6,206	20	(544)	2,062	NM
ROE	(1)%	31%		18%	15%		(6)%	18%

Six months ended June 30,	Asset & Wealth Management			Corporate			Total(a)
(in millions, except ratios)	2020	2019	Change	2020	2019	Change	2020	2019	Change
Total net revenue	$7,216	$7,048	2%	$(588)	$747	NM	$62,827	$59,285	6%
Total noninterest expense	5,165	5,243	(1)	293	443	(34)	33,733	32,604	3
Pre-provision profit/(loss)	2,051	1,805	14	(881)	304	NM	29,094	26,681	9
Provision for credit losses	317	4	NM	12	—	NM	18,758	2,644	NM
Net income/(loss)	1,322	1,380	(4)	(693)	1,079	NM	7,552	18,831	(60)
ROE	24%	26%		NM	NM		6%	16%
In the first quarter of 2020, the Merchant Services business was realigned from CCB to CIB as part of the Firm’s Wholesale Payments business. Prior-period amounts have been revised to conform with the current presentation.

(a)
In the second quarter of 2020, the Firm reclassified certain spend-based credit card reward costs from marketing expense to be a reduction of card income, with no effect on net income. Prior-period amounts have been revised to conform with the current presentation.

The following sections provide a comparative discussion of the Firm’s results by segment as of or for the three and six months ended June 30, 2020 versus the corresponding periods in the prior year, unless otherwise specified.

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

Refer to Line of Business Metrics on page 197 for a further discussion of the business profile of CCB.

Selected income statement data
	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2020	2019	Change	2020	2019	Change
Revenue
Lending- and deposit-related fees(a)	$617	$971	(36)%	$1,589	$1,880	(15)%
Asset management, administration and commissions(a)	536	620	(14)	1,121	1,201	(7)
Mortgage fees and related income	917	279	229	1,237	675	83
Card income(b)	733	913	(20)	1,442	1,775	(19)
All other income	1,313	1,321	(1)	2,686	2,611	3
Noninterest revenue	4,116	4,104	—	8,075	8,142	(1)
Net interest income	8,101	9,380	(14)	17,254	18,785	(8)
Total net revenue	12,217	13,484	(9)	25,329	26,927	(6)

Provision for credit losses	5,828	1,120	420	11,600	2,434	377

Noninterest expense
Compensation expense	2,557	2,531	1	5,154	5,097	1
Noncompensation expense(b)(c)	4,069	4,305	(5)	8,574	8,662	(1)
Total noninterest expense	6,626	6,836	(3)	13,728	13,759	—
Income/(loss) before income tax expense/(benefit)	(237)	5,528	NM	1	10,734	(100)
Income tax expense/(benefit)	(61)	1,371	NM	(14)	2,630	NM
Net income/(loss)	$(176)	$4,157	NM	$15	$8,104	(100)

Revenue by line of business
Consumer & Business Banking	$5,107	$6,897	(26)	$11,198	$13,558	(17)
Home Lending	1,687	1,118	51	2,848	2,464	16
Card & Auto(b)	5,423	5,469	(1)	11,283	10,905	3

Mortgage fees and related income details:
Net production revenue	742	353	110	1,061	553	92
Net mortgage servicing revenue(d)	175	(74)	NM	176	122	44
Mortgage fees and related income	$917	$279	229%	$1,237	$675	83%

Financial ratios
Return on equity	(2)%	31%		(1)%	31%
Overhead ratio	54	51		54	51
In the first quarter of 2020, the Merchant Services business was realigned from CCB to CIB as part of the Firm’s Wholesale Payments business. Prior-period amounts have been revised to conform with the current presentation.

(a)
In the first quarter of 2020, the Firm reclassified certain fees from asset management, administration and commissions to lending- and deposit-related fees. Prior-period amounts have been revised to conform with the current presentation.

(b)
In the second quarter of 2020, the Firm reclassified certain spend-based credit card reward costs from marketing expense to be a reduction of card income, with no effect on net income. Prior-period amounts have been revised to conform with the current presentation.

(c)
Included depreciation expense on leased assets of $1.1 billion and $957 million for the three months ended June 30, 2020 and 2019, respectively, and $2.2 billion and $1.9 billion for six months ended June 30, 2020 and 2019, respectively.

(d)
Included MSR risk management results of $79 million and $(244) million for the three months ended June 30, 2020 and 2019, respectively, and $(11) million and $(253) million for six months ended June 30, 2020 and 2019, respectively.

Quarterly results
Net loss was $176 million, compared with net income of $4.2 billion in the prior year, predominantly driven by an increase in the provision for credit losses.
Net revenue was $12.2 billion, a decrease of 9%.
Net interest income was $8.1 billion, down 14%, driven by:

•	the impact of deposit margin compression in CBB and lower loans in Card, partially offset by

•	growth in deposits in CBB and loan margin expansion in Card.
Noninterest revenue was $4.1 billion, flat compared to the prior year, reflecting:

•	higher net mortgage production revenue reflecting higher production margins, partially offset by the absence of gains on loan sales in the prior year, and

•
higher net mortgage servicing revenue reflecting higher MSR risk management results due to the absence of losses resulting from updates to model inputs in the prior year partially offset by lower operating revenue reflecting a lower level of third-party loans serviced, offset by

•	lower deposit-related fees due to lower transaction activity and the impact of fee refunds related to the COVID-19 pandemic,

•
lower card income due to lower net interchange income reflecting lower card sales volumes that began in March as a result of the COVID-19 pandemic, partially offset by higher annual fees and lower acquisition costs, and

•	lower volume of annuity sales.
Refer to Note 15 for further information regarding changes in the value of the MSR asset and related hedges, and mortgage fees and related income.
Noninterest expense was $6.6 billion, down 3%, driven by lower marketing expense on lower travel-related benefits and lower investments in marketing campaigns, as well as lower structural expense, including lower payment processing costs.
The provision for credit losses was $5.8 billion, an increase of $4.7 billion from the prior year, driven by:

•
additions to the allowance for credit losses as a result of the impact of the COVID-19 pandemic, consisting of: $2.9 billion for Card, $900 million for Home Lending, $490 million for CBB, and $310 million for Auto, partially offset by

•	lower net charge-offs in Card reflecting higher recoveries.
The prior year included a $200 million net reduction in the allowance for credit losses.
Refer to Credit and Investment Risk Management on pages 60-79 and Allowance for Credit Losses on pages 77-78 for further discussions of the credit portfolios and the allowance for credit losses.

Year-to-date results
Net income was $15 million, compared to $8.1 billion in the prior year, predominantly driven by an increase in the provision for credit losses.
Net revenue was $25.3 billion, a decrease of 6%.
Net interest income was $17.3 billion, down 8%, driven by:

•	the impact of deposit margin compression in CBB, and lower loans in Home Lending predominantly due to prior year loan sales, partially offset by

•	growth in deposits in CBB, and loan margin expansion in Card.
Noninterest revenue was $8.1 billion, relatively flat, driven by:

•	lower card income due to lower net interchange income reflecting lower card sales volumes that began in March as a result of the COVID-19 pandemic, partially offset by higher annual fees,

•	lower deposit-related fees due to lower transaction activity and the impact of fee refunds related to the COVID-19 pandemic, and

•	lower volume of annuity sales,
offset by

•	higher net mortgage production revenue reflecting higher mortgage production volumes and margins, partially offset by the absence of gains on loan sales in the prior year,

•	higher auto lease volume, and

•
higher net mortgage servicing revenue reflecting higher MSR risk management results due to the absence of losses resulting from updates to model inputs in the prior year, predominantly offset by lower operating revenue reflecting a lower level of third-party loans serviced and faster prepayment speeds on lower rates.

Noninterest expense was $13.7 billion, flat compared to the prior year, reflecting:

•	lower structural expenses, including lower payment processing costs, and

•	lower marketing expenses on lower travel-related benefits and investments in marketing campaigns, offset by

•	higher volume- and revenue-related expense, including depreciation on auto lease assets, and investments in the business.
The provision for credit losses was $11.6 billion, an increase of $9.2 billion from the prior year, driven by:

•
additions to the allowance for credit losses as a result of the impact of the COVID-19 pandemic, consisting of: $6.6 billion for Card, $1.2 billion for Home Lending, $649 million for CBB, and $560 million for Auto, partially offset by

•
lower net charge-offs reflecting higher recoveries in Home Lending on a loan sale in the first quarter of 2020, and in Card, largely offset by higher charge-offs in Card on loan growth in the prior year.

The prior year included a $200 million net reduction in the allowance for credit losses.

Selected metrics
	As of or for the three months ended June 30,				As of or for the six months ended June 30,
(in millions, except headcount)	2020		2019	Change	2020		2019	Change
Selected balance sheet data (period-end)
Total assets	$492,251		$536,758	(8)%	$492,251		$536,758	(8)%
Loans:
Consumer & Business Banking	46,910	(b)	26,616	76	46,910	(b)	26,616	76
Home Lending	188,576		219,533	(14)	188,576		219,533	(14)
Card	141,656		157,576	(10)	141,656		157,576	(10)
Auto	59,287		62,073	(4)	59,287		62,073	(4)
Total loans	436,429		465,798	(6)	436,429		465,798	(6)
Deposits	876,991		695,096	26	876,991		695,096	26
Equity	52,000		52,000	—	52,000		52,000	—
Selected balance sheet data (average)
Total assets	$498,140		$534,612	(7)	$507,676		$540,296	(6)
Loans:
Consumer & Business Banking	41,198		26,570	55	34,230		26,529	29
Home Lending	192,716		224,685	(14)	195,379		231,778	(16)
Card	142,377		153,746	(7)	152,518		152,447	—
Auto	60,306		62,236	(3)	60,599		62,498	(3)
Total loans	436,597		467,237	(7)	442,726		473,252	(6)
Deposits	831,996		690,892	20	782,822		685,980	14
Equity	52,000		52,000	—	52,000		52,000	—

Headcount(a)	122,089		123,580	(1)%	122,089		123,580	(1)%
In the first quarter of 2020, the Merchant Services business was realigned from CCB to CIB as part of the Firm’s Wholesale Payments business. Prior-period amounts have been revised to conform with the current presentation, including a decrease to period-end assets and headcount of $13.9 billion and 4,152, respectively, as of June 30, 2019.

(a)
During the second quarter of 2020, certain technology and support functions, comprising approximately 850 staff, were transferred from AWM to CCB as part of the ongoing reorganization of the U.S. Wealth Management business.

(b)	At June 30, 2020, included $19.9 billion of loans in Business Banking under the PPP. Refer to Credit Portfolio on pages 60-61 for a further discussion of the PPP.

Selected metrics
	As of or for the three months ended June 30,				As of or for the six months ended June 30,
(in millions, except ratio data)	2020		2019	Change	2020		2019	Change
Credit data and quality statistics
Nonaccrual loans(a)(b)	$4,407	(e)	$3,142	40%	$4,407	(e)	$3,142	40%

Net charge-offs/(recoveries)
Consumer & Business Banking	60		66	(9)	134		125	7
Home Lending	(5)		(28)	82	(127)		(33)	(285)
Card	1,178		1,240	(5)	2,491		2,442	2
Auto	45		42	7	93		100	(7)
Total net charge-offs/(recoveries)	$1,278		$1,320	(3)	$2,591		$2,634	(2)

Net charge-off/(recovery) rate
Consumer & Business Banking	0.59%	(f)	1.00%		0.79%	(f)	0.95%
Home Lending	(0.01)		(0.05)		(0.13)		(0.03)
Card	3.33		3.24		3.28		3.23
Auto	0.30		0.27		0.31		0.32
Total net charge-off/(recovery) rate	1.18%		1.14%		1.18		1.13

30+ day delinquency rate
Home Lending(c)(d)	1.30%	(g)	1.55%		1.30%	(g)	1.55%
Card	1.71	(g)	1.71		1.71	(g)	1.71
Auto	0.54	(g)	0.82		0.54	(g)	0.82

90+ day delinquency rate — Card	0.93%	(g)	0.87%		0.93	(g)	0.87

Allowance for loan losses
Consumer & Business Banking	$1,370		$796	72	$1,370		$796	72
Home Lending	2,957		2,302	28	2,957		2,302	28
Card	17,800		5,383	231	17,800		5,383	231
Auto	1,044		465	125	1,044		465	125
Total allowance for loan losses	$23,171		$8,946	159%	$23,171		$8,946	159%
Effective January 1, 2020, the Firm adopted the CECL accounting guidance. The adoption resulted in a change in the accounting for PCI loans, which are considered purchased credit deteriorated (“PCD”) loans under CECL. Refer to Note 1 for further information.

(a)
At June 30, 2020, nonaccrual loans included $1.3 billion of PCD loans. Prior to the adoption of CECL, nonaccrual loans excluded PCI loans as the Firm recognized interest income on each pool of PCI loans as each of the pools was performing.

(b)
At June 30, 2020 and 2019, nonaccrual loans excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $561 million and $1.8 billion, respectively. These amounts have been excluded based upon the government guarantee.

(c)	At June 30, 2020, the 30+ day delinquency rates included PCD loans. The rate prior to January 1, 2020 was revised to include the impact of PCI loans.

(d)
At June 30, 2020 and 2019, excluded mortgage loans insured by U.S. government agencies of $826 million and $2.9 billion, respectively, that are 30 or more days past due. These amounts have been excluded based upon the government guarantee.

(e)
Generally excludes loans that were under payment deferral programs offered in response to the COVID-19 pandemic. Refer to Consumer Credit Portfolio on pages 62-66 for further information on consumer payment assistance activity.

(f)
At June 30, 2020, included $19.9 billion of loans in Business Banking under the PPP. Given that PPP loans are guaranteed by the SBA, the Firm does not expect to realize material credit losses on these loans. Refer to Credit Portfolio on pages 60-61 for a further discussion of the PPP.

(g)
At June 30, 2020, the principal balance of loans in Home Lending, Card and Auto under payment deferral programs offered in response to the COVID-19 pandemic were $18.2 billion, $4.4 billion and $12.3 billion, respectively. Loans that are performing according to their modified terms are generally not considered delinquent. Refer to Consumer Credit Portfolio on pages 62-66 for further information on consumer payment assistance activity.

Selected metrics
	As of or for the three months ended June 30,						As of or for the six months ended June 30,
(in billions, except ratios and where otherwise noted)	2020			2019		Change	2020			2019		Change
Business Metrics
Number of branches	4,923			4,970		(1)%	4,923			4,970		(1)%
Active digital customers (in thousands)(a)	54,471			51,032		7	54,471			51,032		7
Active mobile customers (in thousands)(b)	39,024			35,392		10	39,024			35,392		10
Debit and credit card sales volume	$237.6			$281.5		(16)	$503.6			$536.6		(6)

Consumer & Business Banking
Average deposits	$813.2			$676.7		20	$766.0			$672.6		14
Deposit margin	1.52%			2.60%			1.77%			2.61%
Business banking origination volume	$23.0		(f)	$1.7		NM	$24.5		(f)	$3.2		NM
Client investment assets	356.1			328.1		9	356.1			328.1		9

Home Lending
Mortgage origination volume by channel
Retail	$18.0			$12.5		44	$32.1			$20.4		57
Correspondent	6.2			12.0		(48)	20.2			19.1		6
Total mortgage origination volume(c)	$24.2			$24.5		(1)	$52.3			$39.5		32

Total loans serviced (period-end)	$683.7			$780.1		(12)	$683.7			$780.1		(12)
Third-party mortgage loans serviced (period-end)	482.4			526.6		(8)	482.4			526.6		(8)
MSR carrying value (period-end)	3.1			5.1		(39)	3.1			5.1		(39)
Ratio of MSR carrying value (period-end) to third-party mortgage loans serviced (period-end)	0.64%			0.97%			0.64%			0.97%

MSR revenue multiple(d)	2.29	x		2.69	x		2.21	x		2.77	x

Credit Card
Credit card sales volume, excluding Commercial Card	$148.5			$192.5		(23)	$327.6			$365.0		(10)
Net revenue rate(e)	11.02%			10.31%			10.76%			10.43%

Auto
Loan and lease origination volume	$7.7			$8.5		(9)	$16.0			$16.4		(2)
Average auto operating lease assets	22.6			21.3		6%	22.8			21.1		8%

(a)	Users of all web and/or mobile platforms who have logged in within the past 90 days.

(b)	Users of all mobile platforms who have logged in within the past 90 days.

(c)
Firmwide mortgage origination volume was $28.3 billion and $26.3 billion for the three months ended June 30, 2020 and 2019, respectively and $60.2 billion and $42.7 billion for the six months ended June 30, 2020 and 2019, respectively.

(d)
Represents the ratio of MSR carrying value (period-end) to third-party mortgage loans serviced (period-end) divided by the ratio of annualized loan servicing-related revenue to third-party mortgage loans serviced (average).

(e)
In the second quarter of 2020, the Firm reclassified certain spend-based credit card reward costs from marketing expense to be a reduction of card income, with no effect on net income. Prior-period amounts have been revised to conform with the current presentation.

(f)	Included $21.5 billion of origination volume under the PPP for the three and six months ended June 30, 2020. Refer to Credit Portfolio on pages 60-61 for a further discussion of the PPP.

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

Refer to Line of Business Metrics on page 197 for a further discussion of the business profile of CIB.

Selected income statement data
	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2020	2019	Change	2020	2019	Change
Revenue
Investment banking fees	$2,847	$1,846	54%	$4,754	$3,690	29%
Principal transactions	7,400	3,885	90	10,588	8,049	32
Lending- and deposit-related fees(a)	500	412	21	950	808	18
Asset management, administration and commissions(a)	1,146	1,112	3	2,407	2,179	10
All other income	380	405	(6)	415	770	(46)
Noninterest revenue	12,273	7,660	60	19,114	15,496	23
Net interest income	4,079	2,171	88	7,186	4,369	64
Total net revenue(b)	16,352	9,831	66	26,300	19,865	32

Provision for credit losses	1,987	—	NM	3,388	87	NM

Noninterest expense
Compensation expense	3,997	2,839	41	7,003	5,930	18
Noncompensation expense	2,767	2,822	(2)	5,657	5,360	6
Total noninterest expense	6,764	5,661	19	12,660	11,290	12
Income before income tax expense	7,601	4,170	82	10,252	8,488	21
Income tax expense	2,137	1,224	75	2,800	2,282	23
Net income	$5,464	$2,946	85%	$7,452	$6,206	20%
Financial ratios
Return on equity	27%	14%		18%	15%
Overhead ratio	41	58		48	57
Compensation expense as percentage of total net revenue	24	29		27	30
In the first quarter of 2020, the Merchant Services business was realigned from CCB to CIB as part of the Firm’s Wholesale Payments business. Prior-period amounts have been revised to conform with the current presentation.

(a)
In the first quarter of 2020, the Firm reclassified certain fees from asset management, administration and commissions to lending- and deposit-related fees. Prior-period amounts have been revised to conform with the current presentation.

(b)
Includes tax-equivalent adjustments, predominantly due to income tax credits related to alternative energy investments; income tax credits and amortization of the cost of investments in affordable housing projects; and tax-exempt income from municipal bonds of $686 million and $547 million for the three months ended June 30, 2020 and 2019, respectively, and $1.4 billion and $1.1 billion for the six months ended June 30, 2020 and 2019, respectively.

Selected income statement data
	Three months ended June 30,			Six months ended June 30,
(in millions)	2020	2019	Change	2020	2019	Change
Revenue by business
Investment Banking	$3,401	$1,776	91%	$4,287	$3,521	22%
Wholesale Payments	1,356	1,402	(3)	2,715	2,817	(4)
Lending	270	260	4	620	518	20
Total Banking	5,027	3,438	46	7,622	6,856	11
Fixed Income Markets	7,338	3,690	99	12,331	7,415	66
Equity Markets	2,380	1,728	38	4,617	3,469	33
Securities Services	1,097	1,045	5	2,171	2,059	5
Credit Adjustments & Other(a)	510	(70)	NM	(441)	66	NM
Total Markets & Securities Services	11,325	6,393	77	18,678	13,009	44
Total net revenue	$16,352	$9,831	66%	$26,300	$19,865	32%
In the first quarter of 2020, the Merchant Services business was realigned from CCB to CIB as part of the Firm’s Wholesale Payments business. Prior-period amounts have been revised to conform with the current presentation.

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

Quarterly results
Net income was $5.5 billion, up 85%, with record revenue more than offsetting higher noninterest expense and an increase in the provision for credit losses.
Net revenue was $16.4 billion, up 66%.
Banking revenue was $5.0 billion, up 46%.

•
Investment Banking revenue was $3.4 billion, up 91%, driven by higher Investment Banking fees, up 54%, reflecting higher fees across products, as well as $659 million of markups on held-for-sale positions, including unfunded commitments, in the bridge financing portfolio as a result of improved market conditions. The Firm maintained its #1 ranking for Global Investment Banking fees, according to Dealogic.

–	Debt underwriting fees were $1.3 billion, up 55%, driven by increased industry-wide fees and wallet share gains in both investment-grade and high-yield bonds.

–	Equity underwriting fees were $977 million, up 93%, driven by both increased industry-wide fees and wallet share gains primarily in follow-on offerings and convertible securities markets.

–	The increased activity in debt and equity underwriting reflected clients seeking access to liquidity as a result of the COVID-19 pandemic.

–	Advisory fees were $602 million, up 15%, driven by a few large completed transactions.

•
Wholesale Payments revenue was $1.4 billion, down 3%, driven by a reporting re-classification for certain expenses which are now reported as a reduction of revenue in Merchant Services. In addition, the impact of higher deposit balances was predominantly offset by deposit margin compression.

•	Lending revenue was $270 million, up 4%, with higher net interest income on higher loan balances, as well as higher fees, offset by fair value losses on hedges of accrual loans.
Markets & Securities Services revenue was $11.3 billion, up 77%. Markets revenue was $9.7 billion, up 79%.

•
Fixed Income Markets revenue was $7.3 billion, up 99%, or up 120% excluding a gain from the IPO of Tradeweb in the prior year, driven by strong performance across products, primarily in Rates, Currencies & Emerging Markets, and Credit.

•	Equity Markets revenue was $2.4 billion, up 38%, predominantly driven by strong client activity in derivatives and Cash Equities.

•	Securities Services revenue was $1.1 billion, up 5%, predominantly driven by deposit balance and fee growth partially offset by deposit margin compression.

•	Credit Adjustments & Other was a gain of $510 million, driven by funding spread tightening on derivatives.
Noninterest expense was $6.8 billion, up 19%, driven by higher revenue-related compensation expense.
The provision for credit losses was $2.0 billion, predominantly driven by net additions to the allowance for credit losses as a result of the impact of the COVID-19 pandemic across multiple industry sectors.
Year-to-date results
Net income was $7.5 billion, up 20%, with revenue more than offsetting higher noninterest expense and an increase in the provision for credit losses.
Net revenue was $26.3 billion, up 32%.
Banking revenue was $7.6 billion, up 11%.

•
Investment Banking revenue was $4.3 billion, up 22%, driven by higher Investment Banking fees, up 29%, reflecting higher debt and equity underwriting fees, partially offset by lower advisory fees, as well as $161 million of net markdowns on held-for-sale positions, including unfunded commitments, in the bridge financing portfolio. The Firm maintained its #1 ranking for Global Investment Banking fees, according to Dealogic.

–
Debt underwriting fees were $2.3 billion, up 34%, driven by increased industry-wide fees and wallet share gains in investment-grade bonds, and for high-yield bonds, after the markets stabilized in the second quarter of 2020.

–	Equity underwriting fees were $1.3 billion, up 70%, driven by both increased industry-wide fees and wallet share gains primarily in follow-on offerings and convertible securities markets.

–	The increased activity in debt and equity underwriting reflected clients seeking access to liquidity as a result of the COVID-19 pandemic.

–	Advisory fees of $1.1 billion were down 5%, driven by lower number of completed transactions.

•
Wholesale payments revenue was $2.7 billion, down 4%, driven by a reporting re-classification for certain expenses which are now reported as a reduction of revenue in Merchant Services. In addition, the impact of higher balances and fee growth was predominantly offset by deposit margin compression.

•	Lending revenue was $620 million, up 20%, driven by higher net interest income on higher loan balances, as well as higher fees.

Markets & Securities Services revenue was $18.7 billion, up 44%. Markets revenue was $16.9 billion, up 56%.

•	Fixed Income Markets revenue was $12.3 billion, up 66%, driven by strong client activity across products primarily in Rates, Currencies & Emerging Markets, and Credit.

•	Equity Markets revenue was $4.6 billion, up 33%, driven by strong client activity in derivatives and Cash Equities.

•	Securities Services revenue was $2.2 billion, up 5%, predominantly driven by deposit balance and fee growth partially offset by deposit margin compression.

•
Credit Adjustments & Other was a net loss of $441 million, predominantly driven by losses on certain components of fair value option elected liabilities, as well as the impact of funding spread widening on derivatives

Noninterest expense was $12.7 billion, up 12%, predominantly driven by higher revenue-related compensation expense.
The provision for credit losses was $3.4 billion, compared with $87 million in the prior year. The increase was predominantly driven by net additions to the allowance for credit losses as a result of the impact of the COVID-19 pandemic across multiple industry sectors.
Refer to Credit and Investment Risk Management on pages 60-79 and Allowance for Credit Losses on pages 77-78 for further discussions of the credit portfolios and the allowance for credit losses.

Selected metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except headcount)	2020	2019	Change	2020	2019	Change
Selected balance sheet data (period-end)
Assets	$1,080,761	$976,430	11%	$1,080,761	$976,430	11%
Loans:
Loans retained(a)	140,770	123,074	14	140,770	123,074	14
Loans held-for-sale and loans at fair value	10,241	6,838	50	10,241	6,838	50
Total loans	151,011	129,912	16	151,011	129,912	16
Equity	80,000	80,000	—	80,000	80,000	—
Selected balance sheet data (average)
Assets	$1,167,807	$1,000,517	17	$1,125,314	$984,165	14
Trading assets-debt and equity instruments	450,507	421,775	7	438,911	401,656	9
Trading assets-derivative receivables	76,710	48,815	57	65,922	49,707	33
Loans:
Loans retained(a)	$154,038	$124,194	24	$141,438	$125,585	13
Loans held-for-sale and loans at fair value	8,399	7,763	8	9,108	8,186	11
Total loans	$162,437	$131,957	23	$150,546	$133,771	13
Equity	80,000	80,000	—	80,000	80,000	—
Headcount	60,950	59,111	3%	60,950	59,111	3%
In the first quarter of 2020, the Merchant Services business was realigned from CCB to CIB as part of the Firm’s Wholesale Payments business. Prior-period amounts have been revised to conform with the current presentation, including an increase to period-end assets and headcount of $13.9 billion and 4,152, respectively, as of June 30, 2019.

(a)	Loans retained includes credit portfolio loans, loans held by consolidated Firm-administered multi-seller conduits, trade finance loans, other held-for-investment loans and overdrafts.

Selected metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except ratios)	2020	2019	Change	2020	2019	Change
Credit data and quality statistics
Net charge-offs/(recoveries)	$204	$72	183%	$259	$102	154%
Nonperforming assets:
Nonaccrual loans:
Nonaccrual loans retained(a)	$1,195	$569	110%	$1,195	$569	110
Nonaccrual loans held-for-sale and loans at fair value	250	370	(32)	250	370	(32)
Total nonaccrual loans	1,445	939	54	1,445	939	54
Derivative receivables	108	39	177	108	39	177
Assets acquired in loan satisfactions	35	58	(40)	35	58	(40)
Total nonperforming assets	$1,588	$1,036	53	$1,588	$1,036	53
Allowance for credit losses:
Allowance for loan losses	$3,440	$1,131	204	$3,440	$1,131	204
Allowance for lending-related commitments	1,233	807	53	1,233	807	53
Total allowance for credit losses	$4,673	$1,938	141%	$4,673	$1,938	141%
Net charge-off/(recovery) rate(b)	0.53%	0.23%		0.37%	0.16%
Allowance for loan losses to period-end loans retained	2.44	0.92		2.44	0.92
Allowance for loan losses to period-end loans retained, excluding trade finance and conduits(c)	3.27	1.27		3.27	1.27
Allowance for loan losses to nonaccrual loans retained(a)	288	199		288	199
Nonaccrual loans to total period-end loans	0.96%	0.72%		0.96%	0.72%

(a)	Allowance for loan losses of $340 million and $147 million were held against these nonaccrual loans at June 30, 2020 and 2019, respectively.

(b)	Loans held-for-sale and loans at fair value were excluded when calculating the net charge-off/(recovery) rate.

(c)
Management uses allowance for loan losses to period-end loans retained, excluding trade finance and conduits, a non-GAAP financial measure, to provide a more meaningful assessment of CIB’s allowance coverage ratio.

Investment banking fees
	Three months ended June 30,			Six months ended June 30,
(in millions)	2020	2019	Change	2020	2019	Change
Advisory	$602	$525	15	$1,105	$1,169	(5)%
Equity underwriting	977	505	93	1,308	770	70
Debt underwriting(a)	1,268	816	55	2,341	1,751	34
Total investment banking fees	$2,847	$1,846	54	$4,754	$3,690	29%

(a)	Represents long-term debt and loan syndications.

League table results – wallet share
	Three months ended June 30,				Six months ended June 30,				Full-year 2019
	2020		2019		2020		2019
	Rank	Share	Rank	Share	Rank	Share	Rank	Share	Rank	Share
Based on fees(a)
M&A(b)
Global	# 1	10.6	# 2	8.8	# 2	9.2	# 2	9.3	# 2	9.0%
U.S.	4	8.8	2	8.8	2	8.8	2	9.5	2	9.3
Equity and equity-related(c)
Global	2	11.8	2	9.6	2	10.9	2	9.3	1	9.3
U.S.	2	13.2	2	11.4	2	12.9	2	11.7	2	13.2
Long-term debt(d)
Global	1	10.0	1	7.4	1	9.5	1	7.6	1	7.8
U.S.	1	13.4	1	11.4	1	12.9	1	11.6	1	12.0
Loan syndications
Global	1	8.7	1	9.0	1	9.9	1	11.1	1	10.1
U.S.	3	9.2	2	10.2	1	9.8	1	13.4	1	12.5
Global investment banking fees(e)	# 1	10.6	# 1	8.6	# 1	9.8	# 1	9.1	# 1	8.9%

(a)	Source: Dealogic as of July 1, 2020. Reflects the ranking of revenue wallet and market share.

(b)	Global M&A excludes any withdrawn transactions. U.S. M&A revenue wallet represents wallet from client parents based in the U.S.

(c)	Global equity and equity-related ranking includes rights offerings and Chinese A-Shares.

(d)
Long-term debt rankings include investment-grade, high-yield, supranationals, sovereigns, agencies, covered bonds, ABS and mortgage-backed securities (“MBS”); and exclude money market, short-term debt, and U.S. municipal securities.

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
For the periods presented below, the predominant source of principal transactions revenue was the amount recognized upon executing new transactions.

	Three months ended June 30,			Three months ended June 30,
	2020			2019
(in millions)	Fixed Income Markets	Equity Markets	Total Markets	Fixed Income Markets	Equity Markets	Total Markets
Principal transactions	$4,651	$1,737	$6,388	$2,431	$1,608	$4,039
Lending- and deposit-related fees	48	2	50	49	2	51
Asset management, administration and commissions	93	497	590	97	453	550
All other income	176	(22)	154	173	(19)	154
Noninterest revenue	4,968	2,214	7,182	2,750	2,044	4,794
Net interest income	2,370	166	2,536	940	(316)	624
Total net revenue	$7,338	$2,380	$9,718	$3,690	$1,728	$5,418

	Six months ended June 30,			Six months ended June 30,
	2020			2019
(in millions)	Fixed Income Markets	Equity Markets	Total Markets	Fixed Income Markets	Equity Markets	Total Markets
Principal transactions	$7,794	$3,460	$11,254	$4,913	$3,165	$8,078
Lending- and deposit-related fees	95	4	99	98	4	102
Asset management, administration and commissions	204	1,105	1,309	200	887	1,087
All other income	177	(23)	154	392	(23)	369
Noninterest revenue	8,270	4,546	12,816	5,603	4,033	9,636
Net interest income	4,061	71	4,132	1,812	(564)	1,248
Total net revenue	$12,331	$4,617	$16,948	$7,415	$3,469	$10,884
CIB Markets had one loss day in the second quarter of 2020 and three loss days for the six months ended June 30, 2020. Loss days represent the number of days for which CIB Markets, which consists of Fixed Income Markets and Equity Markets, posted losses to total net revenue. The loss days determined under this measure differ from the measure used to determine backtesting gains and losses. Daily backtesting gains and losses include positions in the Firm’s Risk Management value-at-risk (“VaR”) measure and exclude select components of total net revenue, which may more than offset backtesting gains or losses on a particular day. For more information on daily backtesting gains and losses, refer to the VaR discussion on pages 80-82

Selected metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except where otherwise noted)	2020	2019	Change	2020	2019	Change
Assets under custody (“AUC”) by asset class (period-end) (in billions):
Fixed Income	$15,023	$13,056	15%	$15,023	$13,056	15%
Equity	9,288	9,352	(1)	9,288	9,352	(1)
Other(a)	3,136	3,042	3	3,136	3,042	3
Total AUC	$27,447	$25,450	8	$27,447	$25,450	8
Merchant processing volume (in billions)(b)	$371.9	$371.6	—	$746.7	$728.1	3
Client deposits and other third-party liabilities (average)(c)	$607,902	$458,237	33%	$561,183	$451,185	24%
In the first quarter of 2020, the Merchant Services business was realigned from CCB to CIB as part of the Firm’s Wholesale Payments business. Prior-period amounts have been revised to conform with the current presentation.

(a)	Consists of mutual funds, unit investment trusts, currencies, annuities, insurance contracts, options and other contracts.

(b)	Represents total merchant processing volume across CIB, CCB and CB.

(c)	Client deposits and other third-party liabilities pertain to the Wholesale Payments and Securities Services businesses.

International metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except where otherwise noted)	2020	2019(c)	Change	2020	2019(c)	Change
Total net revenue(a)
Europe/Middle East/Africa	$4,976	$2,898	72%	$7,566	$6,078	24%
Asia-Pacific	2,196	1,276	72	3,972	2,683	48
Latin America/Caribbean	587	379	55	1,094	785	39
Total international net revenue	7,759	4,553	70	12,632	9,546	32
North America	8,593	5,278	63	13,668	10,319	32
Total net revenue	$16,352	$9,831	66	$26,300	$19,865	32

Loans retained (period-end)(a)
Europe/Middle East/Africa	$28,973	$27,843	4	$28,973	$27,843	4
Asia-Pacific	13,644	15,302	(11)	13,644	15,302	(11)
Latin America/Caribbean	8,190	7,090	16	8,190	7,090	16
Total international loans	50,807	50,235	1	50,807	50,235	1
North America	89,963	72,839	24	89,963	72,839	24
Total loans retained	$140,770	$123,074	14	$140,770	$123,074	14

Client deposits and other third-party liabilities (average)(b)
Europe/Middle East/Africa	$216,211	$175,189	23	$203,594	$169,694	20
Asia-Pacific	125,839	86,889	45	114,816	85,990	34
Latin America/Caribbean	36,339	28,860	26	33,598	28,175	19
Total international	$378,389	$290,938	30	$352,008	$283,859	24
North America	229,513	167,299	37	209,175	167,326	25
Total client deposits and other third-party liabilities	$607,902	$458,237	33	$561,183	$451,185	24

AUC (period-end)(b) (in billions)
North America	$17,734	$15,875	12	$17,734	$15,875	12
All other regions	9,713	9,575	1	9,713	9,575	1
Total AUC	$27,447	$25,450	8%	$27,447	$25,450	8%
In the first quarter of 2020, the Merchant Services business was realigned from CCB to CIB as part of the Firm’s Wholesale Payments business. Prior-period amounts have been revised to conform with the current presentation.

(a)	Total net revenue and loans retained (excluding loans held-for-sale and loans at fair value) are based on the location of the trading desk, booking location, or domicile of the client, as applicable.

(b)	Client deposits and other third-party liabilities pertaining to the Wholesale Payments and Securities Services businesses, and AUC, are based on the domicile of the client.

(c)	Prior-period amounts have been revised to conform with the current presentation.

COMMERCIAL BANKING

Commercial Banking provides comprehensive financial solutions, including lending, wholesale payments, investment banking and asset management products across three primary client segments: Middle Market Banking, Corporate Client Banking and Commercial Real Estate Banking. Other includes amounts not aligned with a primary client segment.

Middle Market Banking covers small and midsized companies, local governments and nonprofit clients.
Corporate Client Banking covers large corporations.
Commercial Real Estate Banking covers investors, developers, and owners of multifamily, office, retail, industrial and affordable housing properties.

Refer to Line of Business Metrics on page 198 for a discussion of the business profile of CB.

Selected income statement data
	Three months ended June 30,			Six months ended June 30,
(in millions)	2020	2019	Change	2020	2019	Change
Revenue
Lending- and deposit-related fees(a)	$297	$224	33%	$558	$457	22%
All other income(a)	518	399	30	878	899	(2)
Noninterest revenue	815	623	31	1,436	1,356	6
Net interest income	1,577	1,662	(5)	3,134	3,342	(6)
Total net revenue(b)	2,392	2,285	5	4,570	4,698	(3)

Provision for credit losses	2,431	29	NM	3,441	119	NM

Noninterest expense
Compensation expense	430	438	(2)	902	887	2
Noncompensation expense	469	493	(5)	985	982	—
Total noninterest expense	899	931	(3)	1,887	1,869	1

Income/(loss) before income tax expense/(benefit)	(938)	1,325	NM	(758)	2,710	NM
Income tax expense/(benefit)	(247)	323	NM	(214)	648	NM
Net income/(loss)	$(691)	$1,002	NM	$(544)	$2,062	NM
In the first quarter of 2020, the Merchant Services business was realigned from CCB to CIB and the revenue and expense of the business is reported across CCB, CIB and CB based primarily on client relationship. In conjunction with this realignment, treasury services product revenue has been renamed wholesale payments. Prior-period revenue and expense amounts have been revised to conform with the current presentation.

(a)
In the first quarter of 2020, the Firm reclassified certain fees from asset management, administration and commissions (which are included in all other income) to lending- and deposit-related fees. Prior-period amounts have been revised to conform with the current presentation.

(b)
Total net revenue included tax-equivalent adjustments from income tax credits related to equity investments in designated community development entities and in entities established for rehabilitation of historic properties, as well as tax-exempt income related to municipal financing activities of $80 million and $100 million for the three months ended June 30, 2020 and 2019, respectively, and $161 million and $194 million for the six months ended June 30, 2020 and 2019, respectively.

Quarterly results
Net loss was $691 million, driven by an increase in the provision for credit losses.
Net revenue was $2.4 billion, up 5%. Net interest income was $1.6 billion, down 5%, driven by lower deposit margin, largely offset by higher deposit and loan balances. Noninterest revenue was $815 million, up 31%, driven by a gain on a strategic investment, higher deposit related fees, and investment banking revenue, partially offset by lower card income predominantly due to lower volumes as a result of the COVID-19 pandemic.
Noninterest expense was $899 million, down 3%, driven by lower structural expense.

The provision for credit losses was $2.4 billion, compared with $29 million in the prior year. The increase was driven by net additions to the allowance for credit losses as a result of the impact of the COVID-19 pandemic across multiple industry sectors.
Year-to-date results
Net loss was $544 million, driven by an increase in the provision for credit losses.
Net revenue was $4.6 billion, down 3%. Net interest income was $3.1 billion, down 6%, driven by lower deposit margin largely offset by higher deposit and loan balances. Noninterest revenue was $1.4 billion, up 6%, driven by higher deposit related fees and a gain on a strategic investment, largely offset by lower card income primarily due to lower volumes as a result of the COVID-19 pandemic and a $57 million mark down of a held-for-sale position.
Noninterest expense was $1.9 billion, relatively flat, driven by investments in the business largely offset by lower structural expense.
The provision for credit losses was $3.4 billion, compared with $119 million in the prior year. The increase was driven by net additions to the allowance for credit losses as a result of the impact of the COVID-19 pandemic across multiple industry sectors.

Refer to Credit and Investment Risk Management on pages 60-79 and Allowance for Credit Losses on pages 77-78 for further discussions of the credit portfolios and the allowance for credit losses.

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

Selected income statement data (continued)
	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2020	2019	Change	2020	2019	Change
Revenue by product
Lending	$1,127	$1,012	11%	$2,081	$2,024	3%
Wholesale payments	917	1,063	(14)	1,908	2,167	(12)
Investment banking(a)	256	193	33	491	482	2
Other	92	17	441	90	25	260
Total Commercial Banking net revenue	$2,392	$2,285	5	$4,570	$4,698	(3)

Investment banking revenue, gross(b)	$851	$592	44	$1,537	$1,410	9

Revenue by client segments
Middle Market Banking	$866	$961	(10)	$1,812	$1,935	(6)
Corporate Client Banking	859	744	15	1,540	1,595	(3)
Commercial Real Estate Banking	566	538	5	1,107	1,085	2
Other	101	42	140	111	83	34
Total Commercial Banking net revenue	$2,392	$2,285	5%	$4,570	$4,698	(3)%

Financial ratios
Return on equity	(14)%	17%		(6)%	18%
Overhead ratio	38	41		41	40
In the first quarter of 2020, the Merchant Services business was realigned from CCB to CIB and the revenue and expense of the business is reported across CCB, CIB and CB based primarily on client relationship. In conjunction with this realignment, treasury services product revenue has been renamed wholesale payments. Prior-period revenue and expense amounts have been revised to conform with the current presentation.

(a)	Includes CB’s share of revenue from investment banking products sold to CB clients through the CIB.

(b)	Refer to Business Segment Results on page 24 for discussion of revenue sharing.

Selected metrics
	As of or for the three months ended June 30,				As of or for the six months ended June 30,
(in millions, except headcount)	2020		2019	Change	2020		2019	Change
Selected balance sheet data (period-end)
Total assets	$234,934		$220,712	6%	$234,934		$220,712	6%
Loans:
Loans retained	223,192		208,323	7	223,192		208,323	7
Loans held-for-sale and loans at fair value	917		1,284	(29)	917		1,284	(29)
Total loans	$224,109		$209,607	7	$224,109		$209,607	7
Equity	22,000		22,000	—	22,000		22,000	—

Period-end loans by client segment
Middle Market Banking	$64,211	(a)	$56,346	14	$64,211	(a)	$56,346	14
Corporate Client Banking	56,182		51,500	9	56,182		51,500	9
Commercial Real Estate Banking	103,117		100,751	2	103,117		100,751	2
Other	599		1,010	(41)	599		1,010	(41)
Total Commercial Banking loans	$224,109	(a)	$209,607	7	$224,109	(a)	$209,607	7

Selected balance sheet data (average)
Total assets	$247,512		$218,760	13	$236,792		$218,530	8
Loans:
Loans retained	233,044		206,771	13	221,516		205,623	8
Loans held-for-sale and loans at fair value	502		701	(28)	1,167		1,165	—
Total loans	$233,546		$207,472	13	$222,683		$206,788	8

Average loans by client segment
Middle Market Banking	$66,279		$57,155	16	$61,162		$56,940	7
Corporate Client Banking	63,308		48,656	30	58,170		48,400	20
Commercial Real Estate Banking	103,516		100,671	3	102,521		100,469	2
Other	443		990	(55)	830		979	(15)
Total Commercial Banking loans	$233,546		$207,472	13	$222,683		$206,788	8

Client deposits and other third-party liabilities	$236,968		$168,247	41	$212,888		$167,756	27
Equity	22,000		22,000	—	22,000		22,000	—

Headcount	11,802		11,248	5%	11,802		11,248	5%

(a)
At June 30, 2020, total loans included $6.5 billion of loans under the PPP, of which $6.3 billion were in Middle Market Banking. Refer to Credit Portfolio on pages 60-61 for a further discussion of the PPP.

Selected metrics (continued)
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except ratios)	2020	2019	Change	2020	2019	Change
Credit data and quality statistics
Net charge-offs/(recoveries)	$79	$15	427%	$179	$26	NM
Nonperforming assets
Nonaccrual loans:
Nonaccrual loans retained(a)	$1,377	$614	124%	$1,377	$614	124%
Nonaccrual loans held-for-sale and loans at fair value	—	—	—	—	—	—
Total nonaccrual loans	$1,377	$614	124	$1,377	$614	124
Assets acquired in loan satisfactions	24	20	20	24	20	20
Total nonperforming assets	$1,401	$634	121	$1,401	$634	121
Allowance for credit losses:
Allowance for loan losses	$4,830	$2,756	75	$4,830	$2,756	75
Allowance for lending-related commitments	707	274	158	707	274	158
Total allowance for credit losses	$5,537	$3,030	83%	$5,537	$3,030	83%
Net charge-off/(recovery) rate(b)	0.14%	0.03%		0.16%	0.03%
Allowance for loan losses to period-end loans retained	2.16	1.32		2.16	1.32
Allowance for loan losses to nonaccrual loans retained(a)	351	449		351	449
Nonaccrual loans to period-end total loans	0.61	0.29		0.61	0.29

(a)	Allowance for loan losses of $287 million and $125 million was held against nonaccrual loans retained at June 30, 2020 and 2019, respectively.

(b)	Loans held-for-sale and loans at fair value were excluded when calculating the net charge-off/(recovery) rate.

ASSET & WEALTH MANAGEMENT
Refer to pages 74–76 of JPMorgan Chase’s 2019 Form 10-K and Line of Business Metrics on pages 198-199 for a discussion of the business profile of AWM.

Selected income statement data
(in millions, except ratios)	Three months ended June 30,			Six months ended June 30,
	2020	2019	Change	2020	2019	Change
Revenue
Asset management, administration and commissions	$2,589	$2,568	1%	$5,295	$4,984	6%
All other income	131	115	14	134	292	(54)
Noninterest revenue	2,720	2,683	1	5,429	5,276	3
Net interest income	890	876	2	1,787	1,772	1
Total net revenue	3,610	3,559	1	7,216	7,048	2

Provision for credit losses	223	2	NM	317	4	NM

Noninterest expense
Compensation expense	1,315	1,406	(6)	2,726	2,868	(5)
Noncompensation expense	1,191	1,190	—	2,439	2,375	3
Total noninterest expense	2,506	2,596	(3)	5,165	5,243	(1)

Income before income tax expense	881	961	(8)	1,734	1,801	(4)
Income tax expense	223	242	(8)	412	421	(2)
Net income	$658	$719	(8)	$1,322	$1,380	(4)

Revenue by line of business
Asset Management	$1,780	$1,785	—	$3,520	$3,546	(1)
Wealth Management	1,830	1,774	3	3,696	3,502	6
Total net revenue	$3,610	$3,559	1%	$7,216	$7,048	2%

Financial ratios
Return on equity	24%	27%		24%	26%
Overhead ratio	69	73		72	74
Pre-tax margin ratio:
Asset Management	30	25		26	24
Wealth Management	19	29		22	27
Asset & Wealth Management	24	27		24	26
Quarterly results
Net income was $658 million, down 8%.
Net revenue was $3.6 billion, up 1%. Net interest income was $890 million, up 2%, reflecting higher deposit and loan balances, offset by deposit margin compression. Noninterest revenue was $2.7 billion, up 1%, as a result of increased brokerage commissions on higher client-driven volume partially offset by lower asset management fees as a shift in the mix toward lower yield products was predominantly offset by strong net inflows into liquidity products over the past year.
Revenue from Asset Management of $1.8 billion, was flat versus the prior year.
Revenue from Wealth Management was $1.8 billion, up 3%, driven by higher deposit and loan balances, as well as increased brokerage commissions on higher client-driven volume, largely offset by deposit margin compression.
Noninterest expense of $2.5 billion was down 3%, as lower structural as well as volume-and revenue-related expense, were partially offset by higher investments.

The provision for credit losses was $223 million, driven by additions to the allowance for credit losses predominantly as a result of the impact of the COVID-19 pandemic.
Refer to Credit and Investment Risk Management on pages 60-79 and Allowance for Credit Losses on pages 77-78 for further discussions of the credit portfolios and the allowance for credit losses.
Year-to-date results
Net income was $1.3 billion, a decrease of 4%.
Net revenue was $7.2 billion, an increase of 2%. Net interest income was $1.8 billion, up 1%, reflecting higher deposit and loan balances, offset by deposit margin compression. Noninterest revenue was $5.4 billion, up 3%, driven by increased brokerage commissions on higher client-driven volume, and higher asset management fees as a result of net inflows into liquidity products partially offset by net valuation losses on certain investments, compared with gains in the prior year.

Revenue from Asset Management was $3.5 billion, down 1%, driven by net valuation losses on certain investments, compared with gains in the prior year, predominantly offset by higher asset management fees as a result of net inflows into liquidity products.
Revenue from Wealth Management was $3.7 billion, up 6%, largely driven by higher deposit and loan balances as well as increased brokerage commissions on higher client-driven volume, largely offset by deposit margin compression.

Noninterest expense was $5.2 billion, a decrease of 1%, as lower structural as well as volume-and revenue-related expense, were largely offset by higher investments.
The provision for credit losses was $317 million, driven by additions to the allowance for credit losses predominantly as a result of the impact of the COVID-19 pandemic.

Selected metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except ranking data, headcount and ratios)	2020	2019	Change	2020	2019	Change
% of JPM mutual fund assets rated as 4- or 5-star(a)	54%	63%		54%	63%
% of JPM mutual fund assets ranked in 1st or 2nd quartile:(b)
1 year	54	78		54	78
3 years	69	75		69	75
5 years	72	82		72	82

Selected balance sheet data (period-end)(c)
Total assets	$183,189	$172,149	6%	$183,189	$172,149	6%
Loans	165,299	149,877	10	165,299	149,877	10
Deposits	169,537	136,225	24	169,537	136,225	24
Equity	10,500	10,500	—	10,500	10,500	—

Selected balance sheet data (average)(c)
Total assets	$182,318	$167,544	9	$182,817	$167,452	9
Loans	163,440	146,494	12	162,631	145,953	11
Deposits	168,573	140,317	20	159,602	139,282	15
Equity	10,500	10,500	—	10,500	10,500	—

Headcount(d)	22,949	23,683	(3)	22,949	23,683	(3)

Number of Wealth Management client advisors	2,869	2,735	5	2,869	2,735	5

Credit data and quality statistics(c)
Net charge-offs/(recoveries)	$(2)	$(3)	33	$—	$1	NM
Nonaccrual loans	775	127	NM	775	127	NM
Allowance for credit losses:
Allowance for loan losses	$648	$331	96	$648	$331	96
Allowance for lending-related commitments	28	17	65	28	17	65
Total allowance for credit losses	$676	$348	94%	$676	$348	94%
Net charge-off rate	—	(0.01)%		—	—
Allowance for loan losses to period-end loans	0.39	0.22		0.39	0.22
Allowance for loan losses to nonaccrual loans	84	261		84	261
Nonaccrual loans to period-end loans	0.47	0.08		0.47	0.08

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

(d)
During the second quarter of 2020, certain technology and support functions, comprising approximately 850 staff, were transferred from AWM to CCB as part of the ongoing reorganization of the U.S. Wealth Management business.

Client assets
Client assets of $3.4 trillion and assets under management of $2.5 trillion were up 12% and 15%, respectively, driven by cumulative net inflows into liquidity and long term products as well as higher market levels.

Client assets
	As of June 30,
(in billions)	2020	2019	Change
Assets by asset class
Liquidity	$707	$481	47%
Fixed income	629	543	16
Equity	457	441	4
Multi-asset and alternatives	718	713	1
Total assets under management	2,511	2,178	15
Custody/brokerage/administration/deposits	859	820	5
Total client assets	$3,370	$2,998	12

Memo:
Alternatives client assets (a)	$188	$177	6

Assets by client segment
Private Banking	$677	$617	10
Institutional	1,218	991	23
Retail	616	570	8
Total assets under management	$2,511	$2,178	15

Private Banking	$1,500	$1,410	6
Institutional	1,249	1,013	23
Retail	621	575	8
Total client assets	$3,370	$2,998	12%

(a)	Represents assets under management, as well as client balances in brokerage accounts

Client assets (continued)
	Three months ended June 30,		Six months ended June 30,
(in billions)	2020	2019	2020	2019
Assets under management rollforward
Beginning balance	$2,239	$2,096	$2,364	$1,987
Net asset flows:
Liquidity	95	4	170	(1)
Fixed income	17	37	18	56
Equity	11	(1)	10	(7)
Multi-asset and alternatives	1	—	(1)	(3)
Market/performance/other impacts	148	42	(50)	146
Ending balance, June 30	$2,511	$2,178	$2,511	$2,178

Client assets rollforward
Beginning balance	$3,002	$2,897	$3,226	$2,733
Net asset flows	138	52	223	61
Market/performance/other impacts	230	49	(79)	204
Ending balance, June 30	$3,370	$2,998	$3,370	$2,998

International metrics
	Three months ended June 30,			Six months ended June 30,
(in millions)	2020	2019	Change	2020	2019	Change
Total net revenue (a)
Europe/Middle East/Africa	$719	$714	1	$1,342	$1,409	(5)%
Asia-Pacific	378	376	1	778	740	5
Latin America/Caribbean	198	179	11	386	361	7
Total international net revenue	1,295	1,269	2	2,506	2,510	—
North America	2,315	2,290	1	4,710	4,538	4
Total net revenue(a)	$3,610	$3,559	1	$7,216	$7,048	2%

(a)	Regional revenue is based on the domicile of the client.

	As of June 30,			As of June 30,
(in billions)	2020	2019	Change	2020	2019	Change
Assets under management
Europe/Middle East/Africa	$446	$392	14%	$446	$392	14%
Asia-Pacific	205	183	12	205	183	12
Latin America/Caribbean	64	56	14	64	56	14
Total international assets under management	715	631	13	715	631	13
North America	1,796	1,547	16	1,796	1,547	16
Total assets under management	$2,511	$2,178	15	$2,511	$2,178	15

Client assets
Europe/Middle East/Africa	$537	$478	12	$537	$478	12
Asia-Pacific	286	257	11	286	257	11
Latin America/Caribbean	148	136	9	148	136	9
Total international client assets	971	871	11	971	871	11
North America	2,399	2,127	13	2,399	2,127	13
Total client assets	$3,370	$2,998	12%	$3,370	$2,998	12%

CORPORATE
Refer to pages 77–78 of JPMorgan Chase’s 2019 Form 10-K for a discussion of Corporate.

Selected income statement and balance sheet data
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except headcount)	2020	2019	Change	2020	2019	Change
Revenue
Principal transactions	$(2)	$(175)	99%	$(115)	$(237)	51%
Investment securities gains	26	44	(41)%	259	57	354%
All other income	(91)	6	NM	120	63	90
Noninterest revenue	(67)	(125)	46%	264	(117)	NM
Net interest income	(687)	447	NM	(852)	864	NM
Total net revenue(a)	(754)	322	NM	(588)	747	NM

Provision for credit losses	4	(2)	NM	12	—	NM

Noninterest expense(b)	147	232	(37)%	293	443	(34)
Income/(loss) before income tax expense/(benefit)	(905)	92	NM	(893)	304	NM
Income tax expense/(benefit)	(337)	(736)	54	(200)	(775)	74%
Net income/(loss)	$(568)	$828	NM	$(693)	$1,079	NM
Total net revenue
Treasury and CIO	$(671)	$618	NM	$(502)	$1,129	NM
Other Corporate	(83)	(296)	72	(86)	(382)	77
Total net revenue	$(754)	$322	NM	$(588)	$747	NM
Net income/(loss)
Treasury and CIO	$(550)	$462	NM	$(467)	$796	NM
Other Corporate	(18)	366	NM	(226)	283	NM
Total net income/(loss)	$(568)	$828	NM	$(693)	$1,079	NM
Total assets (period-end)	$1,221,980	$821,330	49	$1,221,980	$821,330	49
Loans (period-end)	1,670	1,695	(1)	1,670	1,695	(1)
Headcount	38,920	37,361	4%	38,920	37,361	4%

(a)
Included tax-equivalent adjustments, driven by tax-exempt income from municipal bonds, of $63 million and $81 million for the three months ended June 30, 2020 and 2019, respectively, and $124 million and $167 million for the six months ended June 30, 2020 and 2019, respectively.

(b)
Included a net legal benefit of $(12) million and $(67) million for the three months ended June 30, 2020 and 2019, respectively, and $(32) million and $(157) million for the six months ended June 30, 2020 and 2019, respectively.

Quarterly results
Net loss was $568 million compared with net income of $828 million in the prior year.
Net revenue was a loss of $754 million, down $1.1 billion, driven by lower net interest income on lower rates. The current quarter also included small net gains on certain legacy private equity investments compared to losses in the prior year.
Noninterest expense of $147 million was down $85 million due to lower structural expense, partially offset by a lower net legal benefit compared to the prior year.
The current period income tax benefit was predominantly driven by the change in the level and mix of income and expenses subject to U.S. federal, and state and local taxes. The prior period included tax benefits of $742 million related to the resolution of certain tax audits.

Year-to-date results
Net loss was $693 million compared with net income of $1.1 billion in the prior year.
Net revenue was a loss of $588 million, compared with $747 million in the prior year. The decrease was driven by lower net interest income on lower rates, partially offset by higher noninterest revenue primarily due to higher net investment securities gains reflecting the impact of repositioning the investment securities portfolio.
Noninterest expense of $293 million was down $150 million due to lower structural expense, partially offset by a lower net legal benefit compared to the prior year.
The current period income tax benefit was driven by the change in the level and mix of income and expenses subject to U.S. federal, and state and local taxes as well as other tax adjustments, partially offset by the impact of the Firm’s estimated full-year expected tax rate relative to the level of year-to-date pretax income. The prior period included tax benefits of $825 million related to the resolution of certain tax audits.

Treasury and CIO overview
At June 30, 2020, the average credit rating of the Treasury and CIO investment securities comprising the portfolio in the table below was AA+ (based upon external ratings where available and, where not available, based primarily upon internal risk ratings). Refer to Note 10 for further information on the Firm’s investment securities portfolio and internal risk ratings.
Refer to Liquidity Risk Management on pages 55-59 for further information on liquidity and funding risk. Refer to Market Risk Management on pages 80-84 for information on interest rate, foreign exchange and other risks.

Selected income statement and balance sheet data
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions)	2020	2019	Change	2020	2019	Change
Investment securities gains	$26	$44	(41)%	$259	$57	354
Available-for-sale securities (average)	$426,470	$248,612	72%	$399,712	$237,669	68
Held-to-maturity securities (average)	71,713	30,929	132	59,193	31,005	91
Investment securities portfolio (average)	$498,183	$279,541	78	$458,905	$268,674	71
Available-for-sale securities (period-end)	$483,752	$274,533	76	$483,752	$274,533	76
Held-to-maturity securities, net of allowance for credit losses (period-end)(a)(b)	72,908	30,907	136	72,908	30,907	136
Investment securities portfolio, net of allowance for credit losses (period-end)(a)	$556,660	$305,440	82%	$556,660	$305,440	82

(a)	At June 30, 2020, the allowance for credit losses on HTM securities was $23 million.

(b)	During the first quarter of 2020, the Firm transferred $26.1 billion of U.S. GSE and government agency MBS from AFS to HTM for capital management purposes.
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

Risk governance and oversight functions	Form 10-Q page reference	Form 10-K page reference
Strategic risk		84
Capital risk	49–54	85–92
Liquidity risk	55–59	93–98
Reputation risk		99
Consumer credit risk	62-66	103–107
Wholesale credit risk	67-76	108–115
Investment portfolio risk	79	118
Market risk	80-84	119–126
Country risk	85	127–128
Operational risk	86	129–135
Compliance risk		132
Conduct risk		133
Legal risk		134
Estimations and Model risk	87	135

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
COVID-19 Pandemic
The Firm has been impacted by recent market events as a result of the COVID-19 pandemic, but remains well-capitalized. However, the continuation or further deterioration of the current macroeconomic environment could result in impacts to the Firm’s capital and leverage position.
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
Key Regulatory Developments
Current Expected Credit Losses. As disclosed in the Firm’s 2019 Form 10-K, the Firm initially elected to phase-in the January 1, 2020 (“day 1”) CECL adoption impact to retained earnings of $2.7 billion to CET1 capital, at 25% per year in each of 2020 to 2023. As part of their response to the impact of the COVID-19 pandemic, on March 31, 2020, the federal banking agencies issued an interim final rule that provided the option to delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period (“CECL capital transition provisions”).

The interim final rule provides a uniform approach for estimating the effects of CECL compared to the legacy incurred loss model during the first two years of the transition period (the “day 2” transition amount), whereby the Firm may exclude from CET1 capital 25% of the change in the allowance for credit losses (excluding allowances on PCD loans). The cumulative day 2 transition amount as at December 31, 2021 that is not recognized in CET1 capital as well as the $2.7 billion day 1 impact, will be phased into CET1 capital at 25% per year beginning January 1, 2022. The Firm has elected to apply the CECL capital transition provisions, and accordingly, for the period ended June 30, 2020, the capital metrics of the Firm exclude $6.5 billion, which is the $2.7 billion day 1 impact to retained earnings and 25% of the $15.7 billion increase in the allowance for credit losses (excluding allowances on PCD loans).
The impacts of the CECL capital transition provisions on Tier 2 capital, adjusted average assets, and total leverage exposure have also been incorporated into the Firm’s capital metrics. Refer to Note 1 for further information on the CECL accounting guidance.
Money Market Mutual Fund Liquidity Facility. On March 18, 2020, the Federal Reserve established the MMLF facility, authorized through September 30, 2020, to enhance the liquidity and functioning of money markets. On July 28, 2020, the Federal Reserve announced that it was extending the MMLF through December 31, 2020. Under the MMLF, the FRBB makes nonrecourse advances to participating financial institutions to purchase certain types of assets from eligible money market mutual fund clients. These assets, which are reflected in other assets on the Firm’s Consolidated balance sheets, are pledged to the FRBB as collateral. On March 23, 2020, the federal banking agencies issued an interim final rule to neutralize the effects of purchasing assets through the program on risk-based and leverage-based capital ratios. As of June 30, 2020, the Firm excluded assets purchased from money market mutual fund clients pursuant to nonrecourse advances provided under the MMLF in the amount of $3.8 billion from its RWA and $7.8 billion from adjusted average assets and total leverage exposure.
Supplementary leverage ratio temporary revision. On April 1, 2020, the Federal Reserve issued an interim final rule that requires, on a temporary basis, the calculation of total leverage exposure for purposes of calculating the SLR for bank holding companies, to exclude the on-balance sheet amounts of U.S. Treasury securities and deposits at Federal Reserve Banks. These exclusions became effective April 1, 2020, and will remain in effect through March 31, 2021.
On June 1, 2020, the Federal Reserve, OCC and FDIC issued an interim final rule that provides IDI subsidiaries with an option to apply this temporary exclusion subject to certain restrictions. As of June 30, 2020, JPMorgan Chase Bank, N.A. has not elected to apply this exclusion.
Paycheck Protection Program. On April 13, 2020, the federal banking agencies issued an interim final rule to neutralize the regulatory capital effects of participating in the PPP on risk-based capital ratios by applying a zero percent risk weight to loans originated under the program. As of June 30, 2020, the Firm had approximately $28 billion of loans under the program.
The interim rule also provides that if the PPP loan is pledged as collateral for a non-recourse loan under the Federal Reserve’s Paycheck Protection Program Lending (“PPPL”) Facility, the PPP loans can be excluded from leverage-based capital ratios. As of June 30, 2020, the Firm had not participated in the PPPL Facility.
Refer to Regulatory Developments Relating to the COVID-19 Pandemic on pages 11-12 for additional information on regulatory actions and significant financing programs that the U.S. government and regulators have introduced to address the effects of the COVID-19 pandemic.
Stress Capital Buffer. On March 4, 2020, the Federal Reserve issued the final rule introducing the SCB framework for the Basel III Standardized approach that is designed to more closely integrate the results of the quantitative assessment in the annual CCAR with the ongoing minimum capital requirements for BHCs under the U.S. Basel III rules. The final rule replaces the static 2.5% CET1 capital conservation buffer in the Standardized approach with a dynamic institution-specific SCB. The final rule does not apply to the Advanced approach capital requirements. The SCB requirement for BHCs will be effective on October 1 of each year and is expected to remain in effect until September 30 of the following year.
The following tables present the Firm’s risk-based and leverage-based capital metrics under both the Basel III Standardized and Advanced Approaches. Refer to Capital Risk Management on pages 85–92 of JPMorgan Chase’s 2019 Form 10-K for a further discussion of these capital metrics.

	June 30, 2020(c)(d)		December 31, 2019
(in millions, except ratios)	Standardized	Advanced	Standardized	Advanced	Minimum capital ratios(e)
Risk-based capital metrics:
CET1 capital	$190,867	$190,867	$187,753	$187,753
Tier 1 capital	220,674	220,674	214,432	214,432
Total capital	256,667	244,112	242,589	232,112
Risk-weighted assets	1,541,365	1,450,587	1,515,869	1,397,878
CET1 capital ratio	12.4%	13.2%	12.4%	13.4%	10.5%
Tier 1 capital ratio	14.3	15.2	14.1	15.3	12.0
Total capital ratio	16.7	16.8	16.0	16.6	14.0
Leverage-based capital metrics:
Adjusted average assets(a)	$3,176,729	$3,176,729	$2,730,239	$2,730,239
Tier 1 leverage ratio	6.9%	6.9%	7.9%	7.9%	4.0%
Total leverage exposure(b)	NA	$3,228,424	NA	$3,423,431
SLR(b)	NA	6.8%	NA	6.3%	5.0%

(a)
Adjusted average assets, for purposes of calculating the leverage ratios, includes total quarterly average assets adjusted for on-balance sheet assets that are subject to deduction from Tier 1 capital, predominantly goodwill and other intangible assets.

(b)
As of June 30, 2020, total leverage exposure for purposes of calculating the SLR excludes U.S. Treasury securities and deposits at Federal Reserve Banks, as provided by the interim final rule issued by the Federal Reserve on April 1, 2020.

(c)	As of June 30, 2020, the capital metrics reflect the CECL capital transition provisions.

(d)
As of June 30, 2020, the capital metrics reflect the exclusion of assets purchased from money market mutual fund clients pursuant to nonrecourse advances provided under the MMLF. Additionally, loans originated under the PPP receive a zero percent risk weight.

(e)	Represents minimum requirements and regulatory buffers applicable to the Firm. Refer to Note 22 for additional information.

Capital components
The following table presents reconciliations of total stockholders’ equity to Basel III CET1 capital, Tier 1 capital and Total capital as of June 30, 2020 and December 31, 2019.

(in millions)	June 30, 2020	December 31, 2019
Total stockholders’ equity	$264,466	$261,330
Less: Preferred stock	30,063	26,993
Common stockholders’ equity	234,403	234,337
Add:
Certain deferred tax liabilities(a)	2,397	2,381
Less:
Goodwill	47,811	47,823
Other intangible assets	778	819
Other CET1 capital adjustments(b)	(2,656)	323
Standardized/Advanced CET1 capital	190,867	187,753
Preferred stock	30,063	26,993
Less: Other Tier 1 adjustments	256	314
Standardized/Advanced Tier 1 capital	$220,674	$214,432
Long-term debt and other instruments qualifying as Tier 2 capital	$17,894	$13,733
Qualifying allowance for credit losses(c)	18,006	14,314
Other	93	110
Standardized Tier 2 capital	$35,993	$28,157
Standardized Total capital	$256,667	$242,589
Adjustment in qualifying allowance for credit losses for Advanced Tier 2 capital(d)	(12,555)	(10,477)
Advanced Tier 2 capital	$23,438	$17,680
Advanced Total capital	$244,112	$232,112

(a)
Represents deferred tax liabilities related to tax-deductible goodwill and to identifiable intangibles created in nontaxable transactions, which are netted against goodwill and other intangibles when calculating CET1 capital.

(b)	As of June 30, 2020, the impact of the CECL capital transition provision was an increase in CET1 capital of $6.5 billion.

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

Capital rollforward
The following table presents the changes in Basel III CET1 capital, Tier 1 capital and Tier 2 capital for the six months ended June 30, 2020.

Six months ended June 30, (in millions)	2020
Standardized/Advanced CET1 capital at December 31, 2019	$187,753
Net income applicable to common equity	6,730
Dividends declared on common stock	(5,559)
Net purchase of treasury stock	(5,288)
Changes in additional paid-in capital	(397)
Changes related to AOCI	7,220
Adjustment related to AOCI(a)	(3,415)
Changes related to other CET1 capital adjustments(b)	3,823
Change in Standardized/Advanced CET1 capital	3,114
Standardized/Advanced CET1 capital at June 30, 2020	$190,867

Standardized/Advanced Tier 1 capital at December 31, 2019	$214,432
Change in CET1 capital(b)	3,114
Net issuance of noncumulative perpetual preferred stock	3,070
Other	58
Change in Standardized/Advanced Tier 1 capital	6,242
Standardized/Advanced Tier 1 capital at June 30, 2020	$220,674

Standardized Tier 2 capital at December 31, 2019	$28,157
Change in long-term debt and other instruments qualifying as Tier 2	4,162
Change in qualifying allowance for credit losses(b)	3,692
Other	(18)
Change in Standardized Tier 2 capital	7,836
Standardized Tier 2 capital at June 30, 2020	$35,993
Standardized Total capital at June 30, 2020	$256,667

Advanced Tier 2 capital at December 31, 2019	$17,680
Change in long-term debt and other instruments qualifying as Tier 2	4,162
Change in qualifying allowance for credit losses(b)	1,614
Other	(18)
Change in Advanced Tier 2 capital	5,758
Advanced Tier 2 capital at June 30, 2020	$23,438
Advanced Total capital at June 30, 2020	$244,112

(a)	Includes cash flow hedges and DVA related to structured notes recorded in AOCI.

(b)	Includes the impact of the CECL capital transition provisions.

RWA rollforward
The following table presents changes in the components of RWA under Basel III Standardized and Advanced approaches for the six months ended June 30, 2020. The amounts in the rollforward categories are estimates, based on the predominant driver of the change.

	Standardized			Advanced
Six months ended June 30, 2020 (in millions)	Credit risk RWA	Market risk RWA	Total RWA	Credit risk RWA	Market risk RWA	Operational risk RWA	Total RWA
December 31, 2019	$1,440,220	$75,649	$1,515,869	$932,948	$75,652	$389,278	$1,397,878
Model & data changes(a)	300	(15,200)	(14,900)	(6,300)	(15,200)	—	(21,500)
Portfolio runoff(b)	(2,500)	—	(2,500)	(2,200)	—	—	(2,200)
Movement in portfolio levels(c)	(5,799)	48,695	42,896	31,270	48,872	(3,733)	76,409
Changes in RWA	(7,999)	33,495	25,496	22,770	33,672	(3,733)	52,709
June 30, 2020	$1,432,221	$109,144	$1,541,365	$955,718	$109,324	$385,545	$1,450,587

(a)	Model & data changes refer to material movements in levels of RWA as a result of revised methodologies and/or treatment per regulatory guidance (exclusive of rule changes).

(b)	Portfolio runoff for credit risk RWA primarily reflects reduced risk from position rolloffs in legacy portfolios in Home Lending.

(c)
Movement in portfolio levels (inclusive of rule changes) refers to: changes in book size, composition, credit quality, and market movements for credit risk RWA; changes in position and market movements for market risk RWA; updates to cumulative losses for operational risk RWA; and deductions to credit risk RWA for excess eligible credit reserves not eligible for inclusion in Tier 2 capital.

Supplementary leverage ratio
Refer to Supplementary Leverage Ratio on pages 87-88 of JPMorgan Chase’s 2019 Form 10-K for additional information.
The following table presents the components of the Firm’s SLR.

(in millions, except ratio)	June 30, 2020	December 31, 2019
Tier 1 capital	$220,674	$214,432
Total average assets	3,229,268	2,777,270
Less: Regulatory capital adjustments(a)	52,539	47,031
Total adjusted average assets(b)	3,176,729	2,730,239
Add: Off-balance sheet exposures(c)	670,606	693,192
Less: Exclusion for U.S Treasuries and Federal Reserve Bank deposits	618,911	—
Total leverage exposure	$3,228,424	$3,423,431
SLR	6.8%	6.3%

(a)
For purposes of calculating the SLR, includes total quarterly average assets adjusted for on-balance sheet assets that are subject to deduction from Tier 1 capital, predominantly goodwill and other intangible assets. As of June 30, 2020, includes adjustments for the CECL capital transition provisions and the exclusion of assets purchased from money market mutual fund clients pursuant to nonrecourse advances provided under the MMLF.

(b)	Adjusted average assets used for the calculation of Tier 1 leverage ratio.

(c)	Off-balance sheet exposures are calculated as the average of the three month-end spot balances during the reporting quarter.
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

The following table presents the capital allocated to each business segment:

(in billions)	June 30, 2020	December 31, 2019
Consumer & Community Banking	$52.0	$52.0
Corporate & Investment Bank	80.0	80.0
Commercial Banking	22.0	22.0
Asset & Wealth Management	10.5	10.5
Corporate	69.9	69.8
Total common stockholders’ equity	$234.4	$234.3
Planning and stress testing
Comprehensive Capital Analysis and Review
On June 29, 2020, the Firm announced that it had completed the 2020 CCAR stress test process. The Firm’s indicative SCB requirement is 3.3% and the Federal Reserve will provide the Firm with its final SCB requirement by August 31, 2020. The SCB requirement will become effective on October 1, 2020 and will remain in effect until September 30, 2021. The SCB will be integrated into the Firm’s ongoing Standardized risk-based capital requirements, increasing the minimum CET1 capital ratio to 11.3% (up from 10.5%).
The Federal Reserve has determined that changes in financial markets or the macroeconomic outlook due to the COVID-19 pandemic could have a material effect on a firm’s risk profile and financial condition and therefore is requiring all large bank holding companies, including the Firm, to update and resubmit their capital plans later this year.
Refer to Key Regulatory Developments on pages 49-50 of this Form 10-Q and capital planning and stress testing on pages 85-86 of JPMorgan Chase’s 2019 Form 10-K for additional information.

Capital actions
Preferred stock
Preferred stock dividends declared were $401 million and $822 million for the three and six months ended June 30, 2020.
During the three months ended June 30, 2020, the Firm did not issue or redeem any preferred stock. Refer to Note 18 of this Form 10-Q and Note 21 of JPMorgan Chase’s 2019 Form 10-K for additional information on the Firm’s preferred stock, including the issuance and redemption of preferred stock during the three months ended March 31, 2020.
Common stock dividends
The Firm’s quarterly common stock dividend is currently $0.90 per share. The Firm intends to maintain the quarterly common stock dividend for the third quarter of 2020 subject to the approval of the Board of Directors.
Common equity
On March 15, 2020, in response to the COVID-19 pandemic, the Firm temporarily suspended repurchases of its common equity. In June 2020, the Federal Reserve directed all large bank holding companies, including the Firm, to discontinue net share repurchases, at least through the end of the third quarter of 2020.
The following table sets forth the Firm’s repurchases of common equity for the three and six months ended June 30, 2020 and 2019.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
Total number of shares of common stock repurchased	—	47.5	50.0	97.0
Aggregate purchase price of common stock repurchases	$—	$5,210	$6,397	$10,301
Refer to Part II, Item 2: Unregistered Sales of Equity Securities and Use of Proceeds and Part II, Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities on page 201 of this Form 10-Q and page 30 of JPMorgan Chase’s 2019 Form 10-K, respectively, for additional information regarding repurchases of the Firm’s equity securities.

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
The following table presents the TLAC and external long-term debt minimum requirements including applicable regulatory buffers, as of June 30, 2020 and December 31, 2019.

Minimum Requirements
TLAC to RWA	23.0%
TLAC to leverage exposure	9.5
External long-term debt to RWA	9.5
External long-term debt to leverage	4.5
The following table presents the eligible external TLAC and eligible LTD amounts, as well as a representation of the amounts as a percentage of the Firm’s total RWA and total leverage exposure applying the impact of the CECL capital transition provisions as of June 30, 2020.

	June 30, 2020		December 31, 2019
(in billions, except ratio)	Eligible external TLAC	Eligible LTD	Eligible external TLAC	Eligible LTD
Total eligible TLAC & LTD	$407.1	$179.6	$386.4	$161.8
% of RWA	26.4%	11.7%	25.5%	10.7%
Surplus/(shortfall)	$52.5	$33.2	$37.7	$17.8

% of total leverage exposure	12.6%	5.6%	11.3%	4.7%
Surplus/(shortfall)	$100.4	$34.3	$61.2	$7.8
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
Refer to Capital risk management on pages 85–92 of JPMorgan Chase’s 2019 Form 10-K for a discussion on J.P. Morgan Securities’ capital requirements.
The following table presents J.P. Morgan Securities’ net capital:

June 30, 2020
(in millions)	Actual(a)	Minimum
Net Capital	$27,714	$5,462

(a)	Net capital reflects the exclusion of assets purchased from money market mutual fund clients pursuant to nonrecourse advances provided under the MMLF.

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
The Bank of England requires, on a transitional basis, that U.K. banks, including U.K. regulated subsidiaries of overseas groups, maintain a minimum requirement for own funds and eligible liabilities (“MREL”). As of June 30, 2020, J.P. Morgan Securities plc was compliant with the requirements of the MREL rule. Refer to Supervision and Regulation on pages 1–6 of JPMorgan Chase’s 2019 Form 10-K for additional information on MREL.
The following table presents J.P. Morgan Securities plc’s capital metrics:

June 30, 2020
(in millions, except ratios)	Estimated	Minimum ratios
Total capital	$55,188
CET1 ratio	17.6%	4.5%
Total capital ratio	22.5%	8.0%

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
LCR and HQLA
The LCR rule requires that the Firm maintain an amount of unencumbered High Quality Liquid Assets (“HQLA”) that is sufficient to meet its estimated total net cash outflows over a prospective 30 calendar-day period of significant stress. Under the LCR rule, the amount of HQLA held by JPMorgan Chase Bank, N.A. that is in excess of its stand-alone 100% minimum LCR requirement, and that is not transferable to non-bank affiliates, must be excluded from the Firm’s reported HQLA. The LCR is required to be a minimum of 100%. Refer to page 94 of JPMorgan Chase’s 2019 Form 10-K and the Firm’s U.S. LCR Disclosure reports for additional information on HQLA and net cash outflows.
The following table summarizes the Firm’s average LCR for the three months ended June 30, 2020, March 31, 2020 and June 30, 2019 based on the Firm’s interpretation of the finalized LCR framework.

	Three months ended
Average amount (in millions)	June 30, 2020	March 31, 2020	June 30, 2019
HQLA
Eligible cash(a)	$426,053	$205,027	$219,838
Eligible securities(b)(c)	225,135	343,124	317,439
Total HQLA(d)	$651,188	$548,151	$537,277
Net cash outflows	$556,395	$482,372	$477,442
LCR	117%	114%	113%
Net excess HQLA(d)	$94,793	$65,779	$59,835

(a)	Represents cash on deposit at central banks, primarily the Federal Reserve Banks.

(b)	Predominantly U.S. Treasuries, U.S. GSE and government agency MBS, and sovereign bonds net of applicable haircuts under the LCR rule.

(c)	HQLA eligible securities may be reported in securities borrowed or purchased under resale agreements, trading assets, or investment securities on the Firm’s Consolidated balance sheets.

(d)	Excludes average excess HQLA at JPMorgan Chase Bank, N.A. that are not transferable to non-bank affiliates.
The Firm’s average LCR increased during the three months ended June 30, 2020, compared with the three-month period ended March 31, 2020, largely due to long-term debt issuances and a benefit from the return of funding to the Parent Company from JPMorgan Chase Bank, N.A. as a result of the bank’s strong liquidity position. Liquidity in JPMorgan Chase Bank, N.A. increased during the quarter primarily due to deposits net of loan growth. Deposits increased in the second quarter as a result of market conditions driven by the COVID-19 pandemic. Additionally, effective March 26, 2020, the Federal Reserve, in response to the COVID-19 pandemic, reduced reserve requirements to zero percent, which increased JPMorgan Chase Bank, N.A.’s average HQLA by approximately $25 billion in the second quarter. However, these increases in excess liquidity in JPMorgan Chase Bank, N.A. are excluded from the Firm’s reported LCR under the LCR rule. Refer to Note 21 for additional information.
The Firm's average LCR increased during the three months ended June 30, 2020, compared with the prior year period, primarily due to an increase in the average amount of reportable HQLA as a result of increased cash from unsecured long-term debt issuances.
The Firm’s average LCR fluctuates from period to period, due to changes in its HQLA and estimated net cash outflows as a result of ongoing business activity.
Other liquidity sources
In addition to the assets reported in the Firm’s HQLA above, the Firm had unencumbered marketable securities, such as equity securities and fixed income debt securities, that the Firm believes would be available to raise liquidity. This includes securities included as part of the excess HQLA at JPMorgan Chase Bank, N.A. that are not transferable to non-bank affiliates, as described above. The fair value of these securities was approximately $606 billion and $315 billion as of June 30, 2020 and December 31, 2019, respectively, although the amount of liquidity that could be raised would be dependent on prevailing market conditions. The fair value increased compared to December 31, 2019, due to an increase in excess HQLA at JPMorgan Chase Bank, N.A. which was primarily a result of increased deposits as noted above.
The Firm also had available borrowing capacity at FHLBs and the discount window at the Federal Reserve Bank as a result of collateral pledged by the Firm to such banks of approximately $281 billion and $322 billion as of June 30, 2020 and December 31, 2019, respectively. This borrowing capacity excludes the benefit of cash and securities reported in the Firm’s HQLA or other unencumbered securities that are currently pledged at the Federal Reserve Bank discount window and other central banks. Available borrowing capacity decreased from December 31, 2019 primarily due to lower credit card receivable balances and lower collateral values due to a decline in their fair value, both driven by the COVID-19 pandemic. Although available, the Firm does not view this borrowing capacity at the Federal Reserve Bank discount window and the other central banks as a primary source of liquidity.

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
Deposits
The table below summarizes, by the LOBs and Corporate, the deposit balances as of June 30, 2020, and December 31, 2019, and the average deposit balances for the three and six months ended June 30, 2020 and 2019, respectively.

	June 30, 2020	December 31, 2019		Three months ended June 30,		Six months ended June 30,
Deposits				Average		Average
(in millions)				2020	2019	2020	2019
Consumer & Community Banking	$876,991	$718,354	(a)	$831,996	$690,892	$782,822	$685,980
Corporate & Investment Bank	643,133	511,905	(a)	652,464	512,098	607,345	502,280
Commercial Banking	240,440	184,115		236,753	168,194	212,718	167,688
Asset & Wealth Management	169,537	147,804		168,573	140,317	159,602	139,282
Corporate	928	253		731	793	864	878
Total Firm	$1,931,029	$1,562,431		$1,890,517	$1,512,294	$1,763,351	$1,496,108

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
The table below shows the loan and deposit balances, the loans-to-deposits ratios, and deposits as a percentage of total liabilities, as of June 30, 2020 and December 31, 2019.

(in billions except ratios)	June 30, 2020	December 31, 2019
Deposits	$1,931.0	$1,562.4
Deposits as a % of total liabilities	65%	64%
Loans	$978.5	$959.8
Loans-to-deposits ratio	51%	61%
The Firm believes that average deposit balances are generally more representative of deposit trends than period-end deposit balances, over time. However, during periods of market disruption those trends could be affected.

Average deposits increased for the three and six months ended June 30, 2020, reflecting significant inflows across the LOBs primarily driven by the COVID-19 pandemic, as customers and clients looked to remain liquid as a result of market conditions. In the wholesale businesses, the inflows principally occurred in March, and in general were maintained through the second quarter. In CCB, the increase was driven by the continued growth in both existing and new accounts, as well as COVID-19 related factors, such as the government stimulus for consumers and small businesses, lower consumer spending and delays in tax payments.
Refer to the discussion of the Firm’s Business Segment Results and the Consolidated Balance Sheets Analysis on pages 24-47 and pages 18-19, respectively, for further information on deposit and liability balance trends.

The following table summarizes short-term and long-term funding, excluding deposits, as of June 30, 2020, and December 31, 2019, and average balances for the three and six months ended June 30, 2020 and 2019, respectively. Refer to the Consolidated Balance Sheets Analysis on pages 18-19 and Note 11 for additional information.

	June 30, 2020	December 31, 2019	Three months ended June 30,		Six months ended June 30,
Sources of funds (excluding deposits)			Average		Average
(in millions)			2020	2019	2020	2019
Commercial paper	$13,988	$14,754	$14,032	$26,030	$14,003	$27,373
Other borrowed funds	8,447	7,544	8,613	11,818	8,853	11,037
Total short-term unsecured funding	$22,435	$22,298	$22,645	$37,848	$22,856	$38,410
Securities sold under agreements to repurchase(a)	$229,320	$175,709	$268,281	$218,057	$251,338	$207,812
Securities loaned(a)	4,246	5,983	5,950	8,090	6,649	9,428
Other borrowed funds(b)	25,579	18,622	28,206	27,840	23,983	31,690
Obligations of Firm-administered multi-seller conduits(c)	$12,666	$9,223	$12,428	$13,356	$11,163	$10,387
Total short-term secured funding	$271,811	$209,537	$314,865	$267,343	$293,133	$259,317

Senior notes	$180,532	$166,185	$177,972	$167,376	$171,857	$165,176
Subordinated debt	22,320	17,591	20,934	17,056	19,545	16,890
Structured notes(d)	73,833	74,724	71,561	62,284	72,205	59,853
Total long-term unsecured funding	$276,685	$258,500	$270,467	$246,716	$263,607	$241,919

Credit card securitization(c)	$5,789	$6,461	$5,907	$11,671	$6,039	$12,535
FHLB advances	36,129	28,635	36,130	34,541	31,629	39,227
Other long-term secured funding(e)	4,189	4,363	4,233	4,680	4,320	4,785
Total long-term secured funding	$46,107	$39,459	$46,270	$50,892	$41,988	$56,547

Preferred stock(f)	$30,063	$26,993	$30,063	$26,993	$29,734	$27,059
Common stockholders’ equity(f)	$234,403	$234,337	$234,408	$233,026	$234,469	$231,547

(a)	Primarily consists of short-term securities loaned or sold under agreements to repurchase.

(b)	Effective March 2020, includes nonrecourse advances provided under the MMLF.

(c)	Included in beneficial interests issued by consolidated variable interest entities on the Firm’s Consolidated balance sheets.

(d)	Includes certain TLAC-eligible long-term unsecured debt issued by the Parent Company.

(e)	Includes long-term structured notes which are secured.

(f)
Refer to Capital Risk Management on pages 49-54 and Consolidated statements of changes in stockholders’ equity on page 96 of this Form 10-Q, and Note 21 and Note 22 of JPMorgan Chase’s 2019 Form 10-K for additional information on preferred stock and common stockholders’ equity.

Short-term funding
The Firm’s sources of short-term secured funding primarily consist of securities loaned or sold under agreements to repurchase. These instruments are secured predominantly by high-quality securities collateral, including government-issued debt and U.S. GSE and government agency MBS. Securities sold under agreements to repurchase increased at June 30, 2020, compared with December 31, 2019, reflecting in CIB, a net increase related to client-driven market-making activities, and higher secured financing of trading assets, partially offset by a decline in the Firm's participation in the Federal Reserve's open market operations, and in Treasury and CIO, higher secured financing of AFS investment securities.
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
As of June 30, 2020, the Firm participated in the MMLF government facility. The secured nonrecourse advances under the MMLF are included in other borrowed funds. Refer to Capital Risk Management on pages 49-54 for additional information on the MMLF.

The PDCF was established by the Federal Reserve on March 20, 2020, to allow primary dealers to support smooth market functioning by facilitating the availability of credit to businesses and households. Under the PDCF, the Federal Reserve Bank of New York (“FRBNY”) provides collateralized financing on a term basis to primary dealers. These financing transactions were reported as securities sold under agreements to repurchase. On July 28, 2020, the Federal Reserve announced that it was extending through December 31, 2020 the PDCF, which was previously scheduled to expire on or around September 30, 2020. The Firm participated in the PDCF in the first quarter of 2020, and ceased its participation in May 2020 as the secured financing market normalized.
The Firm also continues to participate in the Federal Reserve’s open market operations.
The Firm’s sources of short-term unsecured funding primarily consist of issuance of wholesale commercial paper. The decrease in commercial paper at June 30, 2020, from December 31, 2019 and for the average three and six months ended June 30, 2020 compared to the prior year period, was due to lower net issuance primarily for short-term liquidity management.

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
The significant majority of the Firm’s long-term unsecured funding is issued by the Parent Company to provide flexibility in support of both bank and non-bank subsidiary funding needs. The Parent Company advances substantially all net funding proceeds to its subsidiary, the IHC. The IHC does not issue debt to external counterparties. The following table summarizes long-term unsecured issuance and maturities or redemptions for the three and six months ended June 30, 2020 and 2019. Refer to Liquidity Risk Management on pages 93–98 and Note 20 of JPMorgan Chase’s 2019 Form 10-K for additional information on the IHC and long-term debt.

Long-term unsecured funding
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019	2020	2019	2020	2019
(Notional in millions)	Parent Company				Subsidiaries
Issuance
Senior notes issued in the U.S. market	$13,500	$4,000	$18,750	$8,250	$—	$—	$—	$1,750
Senior notes issued in non-U.S. markets	—	—	1,355	2,248	—	—	—	—
Total senior notes	13,500	4,000	20,105	10,498	—	—	—	1,750
Subordinated debt	3,000	—	3,000	—	—	—	—	—
Structured notes(a)	2,526	631	5,308	1,816	3,862	9,016	13,114	15,132
Total long-term unsecured funding – issuance	$19,026	$4,631	$28,413	$12,314	$3,862	$9,016	$13,114	$16,882

Maturities/redemptions
Senior notes	$2,618	$4,157	$8,084	$7,907	$3,572	$1	$7,637	$1,816
Subordinated debt	—	—	—	146	—	—	—	—
Structured notes	1,309	331	2,834	959	5,355	4,327	14,737	8,160
Total long-term unsecured funding – maturities/redemptions	$3,927	$4,488	$10,918	$9,012	$8,927	$4,328	$22,374	$9,976

(a)	Includes certain TLAC-eligible long-term unsecured debt issued by the Parent Company.
The Firm can also raise secured long-term funding through securitization of consumer credit card loans and FHLB advances. The following table summarizes the securitization issuance and FHLB advances and their respective maturities or redemptions for the three and six months ended June 30, 2020 and 2019, respectively.

Long-term secured funding
	Three months ended June 30,				Six months ended June 30,
	Issuance		Maturities/Redemptions		Issuance		Maturities/Redemptions
(in millions)	2020	2019	2020	2019	2020	2019	2020	2019
Credit card securitization	$—	$—	$774	$4,125	$1,000	$—	$1,674	$4,125
FHLB advances	—	—	2	12,804	15,000	—	7,505	14,805
Other long-term secured funding(a)	89	18	229	207	323	53	434	453
Total long-term secured funding	$89	$18	$1,005	$17,136	$16,323	$53	$9,613	$19,383

(a)	Includes long-term structured notes which are secured.
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

Additionally, the Firm’s funding requirements for VIEs and other third-party commitments may be adversely affected by a decline in credit ratings. Refer to SPEs on page 21, and liquidity risk and credit-related contingent features in Note 5 for additional information on the impact of a credit ratings downgrade on the funding requirements for VIEs, and on derivatives and collateral agreements.

The credit ratings of the Parent Company and the Firm’s principal bank and non-bank subsidiaries as of June 30, 2020 were as follows:

	JPMorgan Chase & Co.			JPMorgan Chase Bank, N.A.			J.P. Morgan Securities LLC J.P. Morgan Securities plc
June 30, 2020	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook
Moody’s Investors Service	A2	P-1	Stable	Aa2	P-1	Stable	Aa3	P-1	Stable
Standard & Poor’s	A-	A-2	Stable	A+	A-1	Stable	A+	A-1	Stable
Fitch Ratings(a)	AA-	F1+	Negative	AA	F1+	Negative	AA	F1+	Negative
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

CREDIT AND INVESTMENT RISK MANAGEMENT
Credit and investment risk is the risk associated with the default or change in credit profile of a client, counterparty or customer; or loss of principal or a reduction in expected returns on investments, including consumer credit risk, wholesale credit risk, and investment portfolio risk. Refer to pages 60-78 for a further discussion of Credit Risk.

Refer to page 79 for a further discussion of Investment Portfolio Risk. Refer to Credit and Investment Risk Management on pages 100–118 of JPMorgan Chase’s 2019 Form 10-K for a further discussion of the Firm’s Credit and Investment Risk Management framework.

CREDIT PORTFOLIO
Credit risk is the risk associated with the default or change in credit profile of a client, counterparty or customer.
Effective January 1, 2020, the Firm adopted the CECL accounting guidance. The adoption resulted in a change in the accounting for PCI loans, which are considered PCD loans under CECL. In conjunction with the adoption of CECL, the Firm reclassified risk-rated loans and lending-related commitments from the consumer, excluding credit card portfolio segment to the wholesale portfolio segment, to align with the methodology applied when determining the allowance. Prior-period amounts have been revised to conform with the current presentation. Refer to Note 1 for further information.
The Firm has granted various forms of assistance to customers and clients impacted by the COVID-19 pandemic, including payment deferrals and covenant modifications. The majority of the Firm’s COVID-19 related loan modifications have not been considered TDRs as:

•	they represent short-term or other insignificant modifications, whether under the Firm’s regular loan modification assessments or the IA Statement guidance, or

•	the Firm has elected to apply the option to suspend the application of accounting guidance for TDRs as provided under section 4013 of the CARES Act.
To the extent that certain modifications do not meet any of the above criteria, the Firm accounts for them as TDRs. The Firm considers expected losses of principal and accrued interest associated with all COVID-19 related loan modifications in its allowance for credit losses. Refer to Business Developments on pages 9-10 for more information on customer and client assistance granted. Refer to Notes 12 and 13 for further information on the Firm’s accounting policies on loan modifications and the allowance for credit losses.
The effectiveness of the Firm’s actions in helping borrowers recover and in mitigating the Firm’s credit losses remains uncertain in light of the unpredictable nature and duration of the COVID-19 pandemic. Assistance provided in response to the COVID-19 pandemic could delay the recognition of delinquencies, nonaccrual status, and net charge-offs for those customers and clients who would have otherwise moved into past due or nonaccrual status. Refer to Consumer Credit Portfolio on pages 62-66 and Wholesale Credit Portfolio on pages 67-76 for information on loan modifications as of June 30, 2020.
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
Refer to Note 10 for information regarding the credit risk inherent in the Firm’s investment securities portfolio; and refer to Note 11 for information regarding the credit risk inherent in the securities financing portfolio. Refer to Consumer Credit Portfolio on pages 62-66 and Note 12 for further discussions of the consumer credit environment and consumer loans. Refer to Wholesale Credit Portfolio on pages 67-76 and Note 12 for further discussions of the wholesale credit environment and wholesale loans.

Total credit portfolio
	Credit exposure		Nonperforming(d)(e)
(in millions)	Jun 30, 2020	Dec 31, 2019	Jun 30, 2020	Dec 31, 2019
Loans retained	$965,448	$945,601	$7,669	$3,983
Loans held-for-sale	7,147	7,064	245	7
Loans at fair value	5,923	7,104	130	90
Total loans–reported	978,518	959,769	8,044	4,080
Derivative receivables	74,846	49,766	108	30
Receivables from customers and other(a)	22,403	33,706	—	—
Total credit-related assets	1,075,767	1,043,241	8,152	4,110
Assets acquired in loan satisfactions
Real estate owned	NA	NA	284	344
Other	NA	NA	4	43
Total assets acquired in loan satisfactions	NA	NA	288	387
Lending-related commitments	1,124,677	1,104,199	762	474
Total credit portfolio	$2,200,444	$2,147,440	$9,202	$4,971
Credit derivatives used in credit portfolio management activities(b)	$(16,542)	$(18,030)	$—	$—
Liquid securities and other cash collateral held against derivatives(c)	(21,501)	(16,009)	NA	NA

(in millions, except ratios)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net charge-offs	$1,560	$1,403	$3,029	$2,764
Average retained loans	986,804	945,209	967,719	950,852
Net charge-off rates	0.64%	0.60%	0.63%	0.59%

(a)	Receivables from customers and other primarily represents brokerage-related held-for-investment customer receivables.

(b)
Represents the net notional amount of protection purchased and sold through credit derivatives used to manage both performing and nonperforming wholesale credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. Refer to Credit derivatives on page 76 and Note 5 for additional information.

(c)	Includes collateral related to derivative instruments where appropriate legal opinions have not been either sought or obtained with respect to master netting agreements.

(d)
At June 30, 2020, and December 31, 2019, nonperforming assets excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $561 million and $961 million, respectively, and real estate owned (“REO”) insured by U.S. government agencies of $13 million and $41 million, respectively. These amounts have been excluded based upon the government guarantee. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”).

(e)
At June 30, 2020, nonperforming loans included $1.3 billion of PCD loans on nonaccrual status. Prior to the adoption of CECL, nonaccrual loans excluded PCI loans as the Firm recognized interest income on each pool of PCI loans as each of the pools was performing.

Paycheck Protection Program
The PPP, established by the CARES Act and implemented by the SBA, provides the Firm with delegated authority to process and originate PPP loans until August 8, 2020. When certain criteria are met, PPP loans are subject to forgiveness and the Firm will receive payment of the forgiveness amount from the SBA. The term for PPP loans issued before June 5, 2020 is two years (with an option to extend to five years) and five years for those originated on or after June 5, 2020. PPP loan terms provide borrowers with an automatic payment deferral of principal and interest. Given that PPP loans are guaranteed by the SBA, the Firm does not expect to realize material credit losses on these loans. PPP processing fees are deferred and accreted into interest income over the contractual life of the loans.
At June 30, 2020, the Firm had approximately $28 billion of loans under the PPP, of which $20 billion and $8 billion are in Consumer and Wholesale, respectively. The impact on interest income related to PPP loans was not material for the three months ended June 30, 2020.

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
Continued weakness in the macroeconomic environment driven by the impacts of the COVID-19 pandemic, resulted in an additional increase in the allowance for credit losses. The continuation or worsening of the effects of the COVID-19 pandemic on the macroeconomic environment and the extent to which customer assistance and government stimulus efforts are effective could result in further impacts to credit quality metrics, including delinquencies, nonaccrual loans and charge-offs.
The following table presents consumer credit-related information with respect to the scored credit portfolios held in CCB, AWM and Corporate.

Consumer credit portfolio
					Three months ended June 30,					Six months ended June 30,
(in millions, except ratios)	Credit exposure		Nonaccrual loans(h)(i)(j)		Net charge-offs/(recoveries)		Net charge-off/(recovery) rate(k)			Net charge-offs/(recoveries)		Net charge-off/(recovery) rate(k)
	Jun 30, 2020	Dec 31, 2019	Jun 30, 2020	Dec 31, 2019	2020	2019	2020		2019	2020	2019	2020		2019
Consumer, excluding credit card
Residential real estate(a)	$235,381	$243,317	$4,106	$2,780	$(5)	$(29)	(0.01)%		(0.04)%	$(125)	$(31)	(0.10)%		(0.02)%
Auto and other(b)(c)(d)	71,624	51,682	140	146	88	97	0.54	(d)	0.75	202	206	0.70	(d)	0.80
Total loans – retained	307,005	294,999	4,246	2,926	83	68	0.11		0.09	77	175	0.05		0.11
Loans held-for-sale	1,912	3,002	—	2	NA	NA	NA		NA	NA	NA	NA		NA
Total consumer, excluding credit card loans	308,917	298,001	4,246	2,928	83	68	0.11		0.09	77	175	0.05		0.11
Lending-related commitments(e)	45,348	40,169
Total consumer exposure, excluding credit card	354,265	338,170
Credit card
Loans retained(f)	141,656	168,924	—	—	1,178	1,240	3.33		3.24	2,491	2,442	3.28		3.23
Loans held-for-sale	—	—	—	—	NA	NA	NA		NA	NA	NA	NA		NA
Total credit card loans	141,656	168,924	—	—	1,178	1,240	3.33		3.24	2,491	2,442	3.28		3.23
Lending-related commitments(e)(g)	673,836	650,720
Total credit card exposure(g)	815,492	819,644
Total consumer credit portfolio(g)	$1,169,757	$1,157,814	$4,246	$2,928	$1,261	$1,308	1.14%		1.11%	$2,568	$2,617	1.14%		1.10%

(a)	Includes scored mortgage and home equity loans held in CCB and AWM, and scored mortgage loans held in Corporate.

(b)
At June 30, 2020 and December 31, 2019, excluded operating lease assets of $22.2 billion and $22.8 billion, respectively. These operating lease assets are included in other assets on the Firm’s Consolidated balance sheets. Refer to Note 17 for further information.

(c)	Includes scored auto and business banking loans and overdrafts.

(d)
At June 30, 2020, included $19.9 billion of loans in Business Banking under the PPP. Given that PPP loans are guaranteed by the SBA, the Firm does not expect to realize material credit losses on these loans. Refer to Credit Portfolio on pages 60-61 for a further discussion of the PPP.

(e)
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

(f)	Includes billed interest and fees.

(g)	Also includes commercial card lending-related commitments primarily in CB and CIB.

(h)
At June 30, 2020 and December 31, 2019, nonaccrual loans excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $561 million and $961 million, respectively. These amounts have been excluded from nonaccrual loans based upon the government guarantee. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status, as permitted by regulatory guidance issued by the FFIEC.

(i)
At June 30, 2020, nonaccrual loans included $1.3 billion of PCD loans. Prior to the adoption of CECL, nonaccrual loans excluded PCI loans as the Firm recognized interest income on each pool of PCI loans as each of the pools was performing.

(j)	Generally excludes loans that were under payment deferral programs offered in response to the COVID-19 pandemic.

(k)
Average consumer loans held-for-sale were $1.9 billion and $1.2 billion for the three months ended June 30, 2020 and 2019, respectively, and were $2.2 billion and $1.2 billion for the six months ended June 30, 2020 and 2019, respectively. These amounts were excluded when calculating net charge-off/(recovery) rates.

Consumer assistance
In March 2020, the Firm began providing assistance to customers in response to the COVID-19 pandemic, predominantly in the form of payment deferrals.
Predominantly all accounts that requested payment assistance were less than 30 days past due at the time of enrollment. Although borrowers are not required to make payments while still under payment deferral, on approximately 50% of accounts with payment assistance offered, borrowers have made at least one payment between March 2020 and June 30, 2020. The Firm continues to monitor the credit risk associated with loans subject to deferrals throughout the deferral period and on an ongoing basis after the borrowers are required to resume making regularly scheduled payments.
The following table presents information related to the $28 billion unpaid principal balance of retained loans still under payment deferral as of June 30, 2020.

As of June 30, 2020 (in millions, except ratios)	Loan balance(a)	Percent of loan class balance(b)	Type of modifications
Residential real estate	$20,548	8.7%	Rolling three month deferral up to one year; final work-out is determined at the end of the deferral period; Generally deferred payments are required to be paid at the end of the loan term
Auto and other	3,357	4.6	• Auto: Three month deferral with automatic maturity extension • Business Banking: Three month deferral with automatic deferment to either maturity (loan) or one year forward (line)
Credit card	4,384	3.1	Three month minimum payment waiver with potential one month extensions totaling six months; Interest continues to accrue during the deferral period and is added to the principal balance
Total consumer	$28,289	6.3%

(a)
Excludes $7.5 billion of loans which were previously under payment deferral, with predominantly all returning to their original loan terms prior to June 30, 2020. Also excludes risk-rated business banking and auto dealer loans held in CCB and auto operating lease assets that were still under payment deferral as of June 30, 2020. Auto operating lease asset payment assistance consists of a three month payment deferral. Deferrals do not extend the term of the lease and all deferred payments are due at the end of the lease term.

(b)
Represents the unpaid principal balance of retained loans which were still under payment deferral as of June 30, 2020, divided by the total unpaid principal balance of the respective loan classes retained loans as of June 30, 2020.

Consumer, excluding credit card
Portfolio analysis
Loan balances increased from December 31, 2019 due to PPP loan originations in Business Banking, partially offset by lower residential real estate loans, reflecting paydowns and loan sales.
Residential real estate: The residential real estate portfolio, including loans held-for-sale, predominantly consists of prime mortgage loans and home equity lines of credit. The portfolio decreased from December 31, 2019 driven by paydowns and loan sales in Home Lending, largely offset by originations of prime mortgage loans that have been retained on the balance sheet. Net recoveries for the three months ended June 30, 2020 were lower when compared with the same period in the prior year as the current quarter included losses associated with the purchased credit deteriorated portfolio as a result of the adoption of CECL. Net recoveries for the six months ended June 30, 2020 were higher when compared with the same period in the prior year as the current year benefited from a recovery on a loan sale.
The carrying value of home equity lines of credit outstanding was $26.5 billion at June 30, 2020. This amount included $9.9 billion of HELOCs that have recast from interest-only to fully amortizing payments or have been modified and $8.7 billion of interest-only balloon HELOCs, which primarily mature after 2030. The Firm manages the risk of HELOCs during their revolving period by closing or reducing the undrawn line to the extent permitted by law when borrowers are exhibiting a material deterioration in their credit risk profile.
At June 30, 2020, and December 31, 2019, the carrying value of interest-only residential mortgage loans was $23.2 billion and $22.5 billion, respectively. These loans have an interest-only payment period generally followed by an adjustable-rate or fixed-rate fully amortizing payment period to maturity and are typically originated as higher-balance loans to higher-income borrowers, predominantly in AWM. Performance of this portfolio for the three and six months ended June 30, 2020 was in line with the performance of the broader residential mortgage portfolio for the same period.
The following table provides a summary of the Firm’s residential mortgage portfolio insured and/or guaranteed by U.S. government agencies, including loans held-for-sale. The Firm monitors its exposure to certain potential unrecoverable claim payments related to government-insured loans and considers this exposure in estimating the allowance for loan losses.

(in millions)	June 30, 2020	December 31, 2019
Current	$692	$1,280
30-89 days past due	265	695
90 or more days past due	561	961
Total government guaranteed loans	$1,518	$2,936

Geographic composition and current estimated loan-to-value ratio of residential real estate loans
Refer to Note 12 for information on the geographic composition and current estimated LTVs of the Firm’s residential real estate loans.
Modified residential real estate loans
The following table presents information relating to modified retained residential real estate loans for which concessions have been granted to borrowers experiencing financial difficulty, which include both TDRs and modified loans accounted for as PCI loans prior to the adoption of CECL. The following table does not include loans with short-term or other insignificant modifications that are not considered concessions and, therefore, are not TDRs. Refer to Note 12 for further information on modifications for the three and six months ended June 30, 2020 and 2019.

(in millions)	June 30, 2020	December 31, 2019
Retained loans(a)	$16,350	$5,926
PCI loans	NA	12,372	(d)
Nonaccrual retained loans(b)(c)	$3,412	$2,332

(a)
At June 30, 2020, and December 31, 2019, $5 million and $14 million, respectively, of loans modified subsequent to repurchase from Ginnie Mae in accordance with the standards of the appropriate government agency (i.e., Federal Housing Administration (“FHA”), U.S. Department of Veterans Affairs (“VA”), Rural Housing Service of the U.S. Department of Agriculture (“RHS”)) are not included in the table above. When such loans perform subsequent to modification in accordance with Ginnie Mae guidelines, they are generally sold back into Ginnie Mae loan pools. Modified loans that do not re-perform become subject to foreclosure. Refer to Note 14 for additional information about sales of loans in securitization transactions with Ginnie Mae.

(b)
At June 30, 2020, and December 31, 2019, nonaccrual loans included $2.4 billion and $1.9 billion, respectively, of TDRs for which the borrowers were less than 90 days past due. Refer to Note 12 for additional information about loans modified in a TDR that are on nonaccrual status.

(c)
At June 30, 2020, nonaccrual loans included $1.0 billion of PCD loans. Prior to the adoption of CECL, nonaccrual loans excluded PCI loans as the Firm recognized interest income on each pool of PCI loans as each of the pools was performing.

(d)	Amount represents the unpaid principal balance of modified PCI loans at December 31, 2019, which were moved to retained loans upon the adoption of CECL.
Auto and other: The auto and other loan portfolio predominantly consists of prime-quality scored auto and business banking loans, as well as overdrafts. The portfolio increased when compared with December 31, 2019, predominantly due to PPP loan originations of $21.5 billion in Business Banking of which $19.9 billion remained outstanding on June 30, 2020, partially offset by paydowns and charge-offs or liquidation of delinquent loans. The scored auto portfolio net charge-off rates were 0.39% and 0.36% for the three months ended June 30, 2020 and 2019, respectively, and 0.40% and 0.43% for the six months ended June 30, 2020 and 2019, respectively.

Nonperforming assets
The following table presents information as of June 30, 2020, and December 31, 2019, about consumer, excluding credit card, nonperforming assets.

Nonperforming assets(a)
(in millions)	June 30, 2020	December 31, 2019
Nonaccrual loans
Residential real estate(b)	$4,106	$2,782
Auto and other	140	146
Total nonaccrual loans	4,246	2,928
Assets acquired in loan satisfactions
Real estate owned	185	208
Other	4	24
Total assets acquired in loan satisfactions	189	232
Total nonperforming assets	$4,435	$3,160

(a)
At June 30, 2020, and December 31, 2019, nonperforming assets excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $561 million and $961 million, respectively, and REO insured by U.S. government agencies of $13 million and $41 million, respectively. These amounts have been excluded based upon the government guarantee.

(b)
At June 30, 2020, nonaccrual loans included $1.3 billion of PCD loans. Prior to the adoption of CECL, nonaccrual loans excluded PCI loans as the Firm recognized interest income on each pool of PCI loans as each of the pools was performing.

Nonaccrual loans
The following table presents changes in consumer, excluding credit card, nonaccrual loans for the six months ended June 30, 2020 and 2019.

Nonaccrual loan activity
Six months ended June 30, (in millions)	2020	2019
Beginning balance	$2,928	$3,244

Additions:
PCD loans, upon adoption of CECL	708	NA
Other additions	1,655	975
Total additions	2,363	975

Reductions:
Principal payments and other(a)	369	431
Charge-offs	220	189
Returned to performing status	356	393
Foreclosures and other liquidations	100	129
Total reductions	1,045	1,142

Net changes	1,318	(167)
Ending balance	$4,246	$3,077

(a)	Other reductions includes loan sales.
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

(in millions, except ratios)	June 30, 2020	December 31, 2019
Loan delinquency(a)
Current	$17,522	$18,571
30-149 days past due	693	970
150 or more days past due	568	822
Total PCD loans	$18,783	$20,363

% of 30+ days past due to total retained PCD loans	6.71%	8.80%
Nonaccrual loans	$1,283	NA

(in millions, except ratios)	Three months ended June 30, 2020	Six months ended June 30, 2020
Net charge-offs	$27	$33
Net charge-off rate	0.57%	0.34%

(a)
At June 30, 2020, loans under payment deferral programs offered in response to the COVID-19 pandemic which are still within their deferral period and performing according to their modified terms are generally not considered delinquent.

Credit card
Total credit card loans decreased from December 31, 2019 reflecting a decline in sales volume beginning in March as a result of the COVID-19 pandemic and the impact of seasonality. The June 30, 2020 30+ and 90+ day delinquency rates of 1.71% and 0.93%, respectively, decreased compared to the December 31, 2019 30+ and 90+ day delinquency rates of 1.87% and 0.95%, respectively. The delinquency rate was positively impacted by loans in payment deferral programs, as these loans are generally not considered delinquent if they are performing according to their modified terms. Net charge-offs decreased for the three months ended June 30, 2020 compared with the same period in the prior year due to higher recoveries. However, net charge-offs increased for the six months ended June 30, 2020 when compared with the same period in the prior year due to loan growth in the prior year largely offset by higher recoveries.
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
Modifications of credit card loans
At June 30, 2020 the Firm had $1.4 billion of credit card loans outstanding that have been modified in TDRs, which does not include loans with short-term or other insignificant modifications that are not considered TDRs, compared to $1.5 billion at December 31, 2019. Refer to Note 12 for additional information about loan modification programs to borrowers.

WHOLESALE CREDIT PORTFOLIO
In its wholesale businesses, the Firm is exposed to credit risk primarily through its underwriting, lending, market-making, and hedging activities with and for clients and counterparties, as well as through various operating services (such as cash management and clearing activities), securities financing activities and cash placed with banks. A portion of the loans originated or acquired by the Firm’s wholesale businesses is generally retained on the balance sheet. The Firm distributes a significant percentage of the loans that it originates into the market as part of its syndicated loan business and to manage portfolio concentrations and credit risk. The wholesale portfolio is actively managed, in part by conducting ongoing, in-depth reviews of client credit quality and transaction structure inclusive of collateral where applicable, and of industry, product and client concentrations. Refer to the industry discussion on pages 70-74 for further information.
The Firm’s wholesale credit portfolio includes exposure held in CIB, CB, AWM and Corporate, as well as risk-rated business banking and auto dealer exposures held in CCB for which the wholesale methodology is applied when determining the allowance for credit losses.
The macroeconomic environment, driven by the impacts of the COVID-19 pandemic, has resulted in broad-based deterioration and an increase in the allowance for credit losses. In the six months ended June 30, 2020, the investment-grade percentage of the portfolio decreased from 74% to 72%, and criticized exposure increased $24.3 billion from $15.1 billion to $39.4 billion.  The increase in criticized exposure was largely driven by downgrades in Consumer & Retail and Oil & Gas. The continuation or worsening of the effects of the COVID-19 pandemic on the macroeconomic environment could result in further impacts to credit quality metrics, including investment-grade percentages, as well as to criticized and nonperforming exposures and charge-offs.
Retained loans increased by $35.1 billion in the six months ended June 30, 2020, driven by the CIB and CB, predominantly to commercial and industrial clients. The $35.1 billion increase reflects the outstanding loans from the March drawdown activity on committed revolving credit facilities, as a result of the COVID-19 pandemic, and the impact of loans under the PPP.

Wholesale credit portfolio
	Credit exposure		Nonperforming(c)
(in millions)	Jun 30, 2020	Dec 31, 2019	Jun 30, 2020	Dec 31, 2019
Loans retained	$516,787	$481,678	$3,423	$1,057
Loans held-for-sale	5,235	4,062	245	5
Loans at fair value	5,923	7,104	130	90
Loans – reported	527,945	492,844	3,798	1,152
Derivative receivables	74,846	49,766	108	30
Receivables from customers and other(a)	22,403	33,706	—	—
Total wholesale credit-related assets	625,194	576,316	3,906	1,182
Assets acquired in loan satisfactions
Real estate owned	NA	NA	99	136
Other	NA	NA	—	19
Total assets acquired in loan satisfactions	NA	NA	99	155
Lending-related commitments	405,493	413,310	762	474
Total wholesale credit portfolio	$1,030,687	$989,626	$4,767	$1,811
Credit derivatives used in credit portfolio management activities(b)	$(16,542)	$(18,030)	$—	$—
Liquid securities and other cash collateral held against derivatives	(21,501)	(16,009)	NA	NA

(a)
Receivables from customers and other include $22.4 billion and $33.7 billion of brokerage-related held-for-investment customer receivables at June 30, 2020, and December 31, 2019, respectively, to clients in CIB and AWM; these are classified in accrued interest and accounts receivable on the Consolidated balance sheets.

(b)
Represents the net notional amount of protection purchased and sold through credit derivatives used to manage both performing and nonperforming wholesale credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. Refer to Credit derivatives on page 76 and Note 5 for additional information.

(c)
Loans that were modified in response to the COVID-19 pandemic continue to be risk-rated in accordance with the Firm’s overall credit risk management framework. As of June 30, 2020, predominantly all of these loans were considered performing.

Wholesale assistance
In March 2020, the Firm began providing assistance to clients in response to the COVID-19 pandemic, predominantly in the form of payment deferrals and covenant modifications.
As of June 30, 2020, the Firm had approximately $17 billion of retained loans still under payment deferral, almost all short-term, and included $8.8 billion in Automotive in the table below that the Firm proactively offered to performing auto dealer clients where the deferral period ended on June 30, 2020, and the majority of the clients returned to their original loan terms. The Firm continues to monitor the credit risk associated with loans subject to deferrals throughout the deferral period and on an ongoing basis after the borrowers are required to resume making regularly scheduled payments.

As of June 30, 2020 (in millions, except ratios)
Industry	Loan balance(a)	Percent of total industry loan balance(b)	IG percentage of loan balance in payment deferral
Automotive	$8,827	46%	72%
Real Estate	5,211	4	64
Individuals and Individual Entities	809	1	9
Consumer & Retail	690	1	4
Industrials	335	1	10
Healthcare	300	1	16
All other industries	603	—	55
Total	$16,775	3%	61%

(a)	Excludes $6.5 billion of loans which were previously under payment deferral, with the majority returning to their original loan terms prior to June 30, 2020.

(b)	Represents the balance of the retained loans which were still under payment deferral as of June 30, 2020, divided by the respective industry total retained loans balance as of June 30, 2020.
In addition, the Firm granted assistance in the form of covenant modifications. These types of assistance, both payment deferrals and covenant modifications, have not resulted in an increase in TDRs, either because the modifications were insignificant or they qualified for the option to suspend the application of accounting guidance for TDRs as provided under section 4013 of the CARES Act. These loans continue to be risk-rated in accordance with the Firm’s overall credit risk management framework. As of June 30, 2020, predominantly all of these loans were considered performing.
Wholesale credit exposure – maturity and ratings profile
The following tables present the maturity and internal risk ratings profiles of the wholesale credit portfolio as of June 30, 2020, and December 31, 2019. The Firm considers internal ratings equivalent to BBB-/Baa3 or higher as investment grade. Refer to Note 12 for further information on internal risk ratings.

	Maturity profile(d)				Ratings profile
	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
June 30, 2020 (in millions, except ratios)
Loans retained	$156,249	$235,233	$125,305	$516,787	$371,819	$144,968	$516,787	72%
Derivative receivables				74,846			74,846
Less: Liquid securities and other cash collateral held against derivatives				(21,501)			(21,501)
Total derivative receivables, net of all collateral	10,718	14,756	27,871	53,345	37,148	16,197	53,345	70
Lending-related commitments	106,972	285,017	13,504	405,493	293,070	112,423	405,493	72
Subtotal	273,939	535,006	166,680	975,625	702,037	273,588	975,625	72
Loans held-for-sale and loans at fair value(a)				11,158			11,158
Receivables from customers and other				22,403			22,403
Total exposure – net of liquid securities and other cash collateral held against derivatives				$1,009,186			$1,009,186
Credit derivatives used in credit portfolio management activities(b)(c)	$(134)	$(13,714)	$(2,694)	$(16,542)	$(14,035)	$(2,507)	$(16,542)	85%

	Maturity profile(d)				Ratings profile
	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
December 31, 2019 (in millions, except ratios)
Loans retained	$141,620	$218,323	$121,735	$481,678	$363,444	$118,234	$481,678	75%
Derivative receivables				49,766			49,766
Less: Liquid securities and other cash collateral held against derivatives				(16,009)			(16,009)
Total derivative receivables, net of all collateral	6,561	6,960	20,236	33,757	26,966	6,791	33,757	80
Lending-related commitments	83,821	316,328	13,161	413,310	294,317	118,993	413,310	71
Subtotal	232,002	541,611	155,132	928,745	684,727	244,018	928,745	74
Loans held-for-sale and loans at fair value(a)				11,166			11,166
Receivables from customers and other				33,706			33,706
Total exposure – net of liquid securities and other cash collateral held against derivatives				$973,617			$973,617
Credit derivatives used in credit portfolio management activities(b)(c)	$(4,912)	$(10,031)	$(3,087)	$(18,030)	$(16,276)	$(1,754)	$(18,030)	90%

(a)	Represents loans held-for-sale, primarily related to syndicated loans and loans transferred from the retained portfolio, and loans at fair value.

(b)	These derivatives do not qualify for hedge accounting under U.S. GAAP.

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

(d)
The maturity profile of retained loans, lending-related commitments and derivative receivables is based on the remaining contractual maturity. Derivative contracts that are in a receivable position at June 30, 2020, may become payable prior to maturity based on their cash flow profile or changes in market conditions.

Wholesale credit exposure – industry exposures
The Firm focuses on the management and diversification of its industry exposures, and pays particular attention to industries with actual or potential credit concerns. Exposures deemed criticized align with the U.S. banking regulators’ definition of criticized exposures, which consist of the special mention, substandard and doubtful categories.
The total criticized component of the portfolio, excluding loans held-for-sale and loans at fair value, was $39.4 billion at June 30, 2020, compared with $15.1 billion at December 31, 2019, with increases largely driven by downgrades in Consumer & Retail and Oil & Gas due to impacts from the COVID-19 pandemic.

Below are summaries of the Firm’s exposures as of June 30, 2020, and December 31, 2019. The industry of risk category is generally based on the client or counterparty’s primary business activity.

Wholesale credit exposure – industries(a)
						Selected metrics
						30 days or more past due and accruing loans (g)	Net charge-offs/ (recoveries)	Credit derivative hedges(h)	Liquid securities and other cash collateral held against derivative receivables
			Noninvestment-grade
As of or for the six months ended	Credit exposure(f)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
June 30, 2020
(in millions)
Real Estate	$148,656	$118,177	$28,031	$2,220	$228	$89	$9	$(668)	$(3)
Consumer & Retail	110,160	53,944	43,793	11,793	630	146	40	(628)	(12)
Individuals and Individual Entities(b)	109,563	96,134	12,474	269	686	961	(1)	—	(1,388)
Industrials	66,179	39,328	24,135	2,453	263	196	31	(817)	(62)
Healthcare	60,471	45,882	12,816	1,537	236	19	96	(394)	(209)
Technology, Media & Telecommunications	60,461	33,658	22,994	3,606	203	11	46	(870)	(38)
Asset Managers	60,270	52,285	7,806	165	14	10	—	—	(5,637)
Banks & Finance Cos	49,970	34,862	14,365	675	68	44	13	(1,855)	(2,868)
Oil & Gas	43,035	21,204	15,136	5,583	1,112	1	197	(374)	—
Automotive	38,294	23,882	11,232	3,176	4	10	—	(475)	—
State & Municipal Govt(c)	36,824	36,316	506	—	2	7	—	—	(107)
Utilities	32,078	24,144	7,555	319	60	—	4	(441)	(13)
Transportation	18,089	8,246	8,599	961	283	18	10	(240)	(34)
Chemicals & Plastics	17,172	11,388	5,196	561	27	7	—	(44)	—
Central Govt	16,385	16,056	329	—	—	—	—	(8,509)	(3,323)
Metals & Mining	15,790	6,652	8,146	913	79	6	10	(145)	(7)
Insurance	14,804	10,995	3,762	44	3	12	—	(36)	(2,717)
Securities Firms	8,233	6,175	2,045	1	12	—	12	(49)	(3,437)
Financial Markets Infrastructure	7,724	7,438	286	—	—	—	—	—	(33)
All other(d)	82,968	74,328	7,428	829	383	105	(6)	(997)	(1,613)
Subtotal	$997,126	$721,094	$236,634	$35,105	$4,293	$1,642	$461	$(16,542)	$(21,501)
Loans held-for-sale and loans at fair value	11,158
Receivables from customers and other	22,403
Total(e)	$1,030,687

(continued from previous page)
						Selected metrics
						30 days or more past due and accruing loans	Net charge-offs/ (recoveries)	Credit derivative hedges(h)	Liquid securities and other cash collateral held against derivative receivables
			Noninvestment-grade
As of or for the year ended	Credit exposure(f)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
December 31, 2019
(in millions)
Real Estate	$150,805	$121,607	$27,683	$1,457	$58	$104	$13	$(100)	$—
Consumer & Retail	106,986	58,704	45,806	2,261	215	118	124	(235)	(11)
Individuals and Individual Entities(b)	105,018	93,172	11,617	192	37	388	33	—	(641)
Industrials	62,483	39,434	21,673	1,157	219	172	48	(746)	(9)
Healthcare	50,824	36,988	12,544	1,141	151	108	14	(405)	(145)
Technology, Media & Telecommunications	60,033	35,878	21,066	2,953	136	27	27	(658)	(17)
Asset Managers	51,856	45,249	6,588	6	13	18	—	—	(4,785)
Banks & Finance Cos	50,786	34,941	15,031	808	6	—	—	(834)	(2,112)
Oil & Gas	41,641	22,244	17,823	995	579	—	98	(429)	(10)
Automotive	35,118	24,255	10,246	615	2	8	1	(194)	—
State & Municipal Govt(c)	30,095	29,586	509	—	—	33	7	—	(46)
Utilities	34,843	22,213	12,316	301	13	2	39	(414)	(50)
Transportation	14,497	8,734	5,336	353	74	30	8	(37)	(37)
Chemicals & Plastics	17,499	12,033	5,243	221	2	5	—	(10)	(13)
Central Govt	14,865	14,524	341	—	—	—	—	(9,018)	(1,963)
Metals & Mining	15,586	7,095	7,789	661	41	2	(1)	(33)	(6)
Insurance	12,348	9,458	2,867	19	4	3	—	(36)	(1,998)
Securities Firms	7,344	5,973	1,344	27	—	—	—	(48)	(3,201)
Financial Markets Infrastructure	4,121	3,969	152	—	—	—	—	—	(6)
All other(d)	78,006	73,453	4,130	412	11	4	4	(4,833)	(959)
Subtotal	$944,754	$699,510	$230,104	$13,579	$1,561	$1,022	$415	$(18,030)	$(16,009)
Loans held-for-sale and loans at fair value	11,166
Receivables from customers and other	33,706
Total(e)	$989,626

(a)
The industry rankings presented in the table as of December 31, 2019, are based on the industry rankings of the corresponding exposures at June 30, 2020, not actual rankings of such exposures at December 31, 2019.

(b)	Individuals and Individual Entities predominantly consists of Wealth Management clients within AWM and includes exposure to personal investment companies and personal and testamentary trusts.

(c)
In addition to the credit risk exposure to states and municipal governments (both U.S. and non-U.S.) at June 30, 2020, and December 31, 2019, noted above, the Firm held: $7.5 billion and $6.5 billion, respectively, of trading assets; $30.4 billion and $29.8 billion, respectively, of AFS securities; and $4.8 billion at both periods of HTM securities, issued by U.S. state and municipal governments. Refer to Note 2 and Note 10 for further information.

(d)	All other includes: SPEs and Private education and civic organizations, representing approximately 90% and 10%, respectively, at both June 30, 2020, and December 31, 2019.

(e)
Excludes cash placed with banks of $484.2 billion and $254.0 billion, at June 30, 2020, and December 31, 2019, respectively, which is predominantly placed with various central banks, primarily Federal Reserve Banks.

(f)
Credit exposure is net of risk participations and excludes the benefit of credit derivatives used in credit portfolio management activities held against derivative receivables or loans and liquid securities and other cash collateral held against derivative receivables.

(g)	Generally excludes loans that were under payment deferral programs offered in response to the COVID-19 pandemic.

(h)
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
Real Estate
Real Estate exposure was $148.7 billion as of June 30, 2020, of which $87.1 billion is multifamily lending as shown in the table below. During the six months ended June 30, 2020 the investment-grade portion of the portfolio decreased from 81% to 79%, while the drawn percentage increased from 78% to 82%, both driven by the impacts of the COVID-19 pandemic.

	June 30, 2020
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment-grade	% Drawn(d)
Multifamily(a)	$86,854	$229	$87,083	88%	92%
Office	16,731	616	17,347	80	72
Retail	11,316	218	11,534	63	70
Other Income Producing Properties(b)	10,454	423	10,877	74	67
Industrial	8,991	68	9,059	72	75
Lodging	3,525	9	3,534	17	67
Services and Non Income Producing	9,204	18	9,222	51	53
Total Real Estate Exposure(c)	147,075	1,581	148,656	79	82

	December 31, 2019
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment- grade	% Drawn(d)
Multifamily(a)	$86,380	$58	$86,438	91%	92%
Office	15,647	231	15,878	80	70
Retail	11,321	87	11,408	83	69
Other Income Producing Properties(b)	14,372	181	14,553	48	45
Industrial	8,842	24	8,866	74	75
Lodging	3,702	19	3,721	51	38
Services and Non Income Producing	9,922	19	9,941	57	47
Total Real Estate Exposure	150,186	619	150,805	81	78

(a)	Multifamily exposure is largely in California.

(b)
Other Income Producing Properties consists of clients with diversified property types or other property types outside of multifamily, office, retail, industrial and lodging with less material exposures.

(c)	Real Estate exposure is approximately 80% secured; unsecured exposure is approximately 75% investment-grade.

(d)	Represents drawn exposure as a percentage of credit exposure.
Consumer & Retail
Consumer & Retail exposure was $110.2 billion as of June 30, 2020, and predominantly includes Retail, Food and Beverage, and Business and Consumer Services as shown in the table below. During the six months ended June 30, 2020, the following changes were primarily driven by impacts from the COVID-19 pandemic:

•	the investment-grade portion of the Consumer & Retail portfolio decreased from 55% to 49%

•	the drawn percentage of this portfolio increased from 35% to 43%

•	criticized exposure increased by $9.9 billion from $2.5 billion to $12.4 billion

	June 30, 2020
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment-grade	% Drawn(d)
Retail(a)	$30,847	$631	$31,478	48%	46%
Food and Beverage	26,987	794	27,781	60	39
Business and Consumer Services	24,934	631	25,565	51	48
Consumer Hard Goods	13,160	173	13,333	56	42
Leisure(b)	11,700	303	12,003	13	39
Total Consumer & Retail(c)	107,628	2,532	110,160	49	43

	December 31, 2019
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment- grade	% Drawn(d)
Retail(a)	$29,290	$294	$29,584	54%	37%
Food and Beverage	27,956	625	28,581	67	36
Business and Consumer Services	24,242	249	24,491	51	37
Consumer Hard Goods	13,144	109	13,253	65	35
Leisure(b)	10,930	147	11,077	21	19
Total Consumer & Retail	105,562	1,424	106,986	55	35

(a)	Retail consists of Home Improvement & Specialty Retailers, Restaurants, Supermarkets, Discount & Drug Stores, Specialty Apparel and Department Stores.

(b)	Leisure consists of Gaming, Arts & Culture, Travel Services and Sports & Recreation. As of June 30, 2020 approximately 90% of the noninvestment-grade Leisure portfolio is secured.

(c)	Approximately 80% of the noninvestment-grade portfolio is secured.

(d)	Represents drawn exposure as a percent of credit exposure.
Oil & Gas
Oil & Gas exposure was $43.0 billion as of June 30, 2020, including $21.0 billion of Exploration & Production and Oil field Services as shown in the table below. During the six months ended June 30, 2020, the following changes were driven by lower oil prices and impacts from the COVID-19 pandemic:

•	the investment-grade portion of the Oil & Gas portfolio decreased from 53% to 49%

•	the drawn percentage of this portfolio increased from 31% to 33%

•	criticized exposure increased by $5.1 billion from $1.6 billion to $6.7 billion

	June 30, 2020
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment-grade	% Drawn(c)
Exploration & Production ("E&P") and Oil field Services	$20,683	$290	$20,973	33%	42%
Other Oil & Gas(a)	21,356	706	22,062	65	24
Total Oil & Gas(b)	42,039	996	43,035	49	33

	December 31, 2019
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment- grade	% Drawn(c)
Exploration & Production ("E&P") and Oil field Services	$22,543	$646	$23,189	38%	38%
Other Oil & Gas(a)	18,246	206	18,452	73	23
Total Oil & Gas(b)	40,789	852	41,641	53	31

(a)	Other Oil & Gas includes Integrated Oil & Gas companies, Midstream/Oil Pipeline companies and refineries.

(b)
Secured lending was $13.9 billion and $15.7 billion at June 30, 2020 and December 31, 2019, respectively, approximately half of which is reserve-based lending to the Exploration & Production sub-sector; unsecured exposure is largely investment-grade.

(c)	Represents drawn exposure as a percent of credit exposure.

Loans
In its wholesale businesses, the Firm provides loans to a variety of clients, ranging from large corporate and institutional clients to high-net-worth individuals. Refer to Note 12 for a further discussion on loans, including information about delinquencies, loan modifications and other credit quality indicators.
The following table presents the change in the nonaccrual loan portfolio for the six months ended June 30, 2020 and 2019. The increase in nonaccrual loans during the six months ended June 30, 2020 was driven by downgrades across multiple industries on client credit deterioration.

Wholesale nonaccrual loan activity
Six months ended June 30, (in millions)	2020	2019
Beginning balance	$1,152	$1,587
Additions	3,754	1,307
Reductions:
Paydowns and other	402	814
Gross charge-offs	484	163
Returned to performing status	184	67
Sales	38	57
Total reductions	1,108	1,101
Net changes	2,646	206
Ending balance	$3,798	$1,793

The following table presents net charge-offs/recoveries, which are defined as gross charge-offs less recoveries, for the three and six months ended June 30, 2020 and 2019. The amounts in the table below do not include gains or losses from sales of nonaccrual loans.

Wholesale net charge-offs/(recoveries)
(in millions, except ratios)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Loans – reported
Average loans retained	$540,248	$472,049	$516,032	$471,999
Gross charge-offs	310	112	491	176
Gross recoveries collected	(11)	(17)	(30)	(29)
Net charge-offs/(recoveries)	299	95	461	147
Net charge-off/(recovery) rate	0.22%	0.08%	0.18%	0.06%

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
Receivables from Customers
Receivables from customers primarily represent held-for-investment margin loans to brokerage clients in CIB and AWM that are collateralized by assets maintained in the clients’ brokerage accounts (e.g., cash on deposit, liquid and readily marketable debt or equity securities), as such generally no allowance for credit losses is held against these receivables. To manage its credit risk the Firm establishes margin requirements and monitors the required margin levels on an ongoing basis, and requires clients to deposit additional cash or other collateral, or to reduce positions, when appropriate. These receivables are reported within accrued interest and accounts receivable on the Firm’s Consolidated balance sheets.
Derivative contracts
Derivatives enable clients and counterparties to manage risks including credit risk and risks arising from fluctuations in interest rates, foreign exchange, equities, and commodities. The Firm makes markets in derivatives in order to meet these needs and uses derivatives to manage certain risks associated with net open risk positions from its market-making activities, including the counterparty credit risk arising from derivative receivables. The Firm also uses derivative instruments to manage its own credit risk and other market risk exposure. Refer to Note 5 for a further discussion of derivative contracts.
The following table summarizes the net derivative receivables for the periods presented.

Derivative receivables
(in millions)	June 30, 2020	December 31, 2019
Total, net of cash collateral	74,846	49,766
Liquid securities and other cash collateral held against derivative receivables(a)	(21,501)	(16,009)
Total, net of collateral	$53,345	$33,757

(a)	Includes collateral related to derivative instruments where appropriate legal opinions have not been either sought or obtained with respect to master netting agreements.

The fair value of derivative receivables reported on the Consolidated balance sheets were $74.8 billion and $49.8 billion at June 30, 2020, and December 31, 2019, respectively, with increases in CIB resulting from market movements. Derivative receivables represent the fair value of the derivative contracts after giving effect to legally enforceable master netting agreements and cash collateral held by the Firm. However, in management’s view, the appropriate measure of current credit risk should also take into consideration additional liquid securities (primarily U.S. government and agency securities and other Group of Seven nations (“G7”) government securities) and other cash collateral held by the Firm aggregating $21.5 billion and $16.0 billion at June 30, 2020, and December 31, 2019, respectively, that may be used as security when the fair value of the client’s exposure is in the Firm’s favor.
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

Ratings profile of derivative receivables
Internal rating equivalent	June 30, 2020		December 31, 2019
(in millions, except ratios)	Exposure net of all collateral	% of exposure net of all collateral	Exposure net of all collateral	% of exposure net of all collateral
AAA/Aaa to AA-/Aa3	$12,158	23%	$8,347	25%
A+/A1 to A-/A3	6,503	12	5,471	16
BBB+/Baa1 to BBB-/Baa3	18,487	35	13,148	39
BB+/Ba1 to B-/B3	12,850	24	6,225	18
CCC+/Caa1 and below	3,347	6	566	2
Total	$53,345	100%	$33,757	100%
As previously noted, the Firm uses collateral agreements to mitigate counterparty credit risk. The percentage of the Firm’s over-the-counter derivative contracts subject to collateral agreements — excluding foreign exchange spot trades, which are not typically covered by collateral agreements due to their short maturity and centrally cleared trades that are settled daily — was approximately 87% and 90% at June 30, 2020, and December 31, 2019, respectively.
Credit derivatives
The Firm uses credit derivatives for two primary purposes: first, in its capacity as a market-maker, and second, as an end-user, to manage the Firm’s own credit risk associated with various exposures.

Credit portfolio management activities
Included in the Firm’s end-user activities are credit derivatives used to mitigate the credit risk associated with traditional lending activities (loans and lending-related commitments) and derivatives counterparty exposure in the Firm’s wholesale businesses (collectively, “credit portfolio management” activities). Information on credit portfolio management activities is provided in the table below.

Credit derivatives used in credit portfolio management activities
	Notional amount of protection purchased and sold(a)
(in millions)	June 30, 2020	December 31, 2019
Credit derivatives used to manage:
Loans and lending-related commitments	$5,064	$2,047
Derivative receivables	11,478	15,983
Credit derivatives used in credit portfolio management activities	$16,542	$18,030

(a)	Amounts are presented net, considering the Firm’s net protection purchased or sold with respect to each underlying reference entity or index.
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
The allowance for credit losses increased compared with December 31, 2019, primarily reflecting the deterioration and uncertainty in the macroeconomic environment as a result of the impact of the COVID-19 pandemic, consisting of:

•	a $8.7 billion addition in consumer, predominantly in the credit card and residential real estate portfolios

•	a net $7.0 billion addition in wholesale, across the LOBs impacting multiple industry sectors, and

•	a net $4.3 billion addition as a result of the adoption of CECL.
The increase in the allowance for loan losses and lending-related commitments was primarily driven by an increase in the provision for credit losses, reflecting the deterioration in and uncertainty around the future macroeconomic environment as a result of the impact of the COVID-19 pandemic. In the first quarter of 2020, management’s macroeconomic forecast included a decline in the U.S. real GDP of approximately 25% and an increase in the U.S. unemployment rate to above 10%, both in the second quarter, followed by a solid recovery in the second half of 2020. In the second quarter of 2020, based on the increased uncertainty around the duration and depth of the downturn and speed of economic recovery, the Firm’s central case reflected a more protracted downturn with a slower recovery of U.S. real GDP.

In the first and second quarters of 2020, the Firm’s central case assumptions reflected forecasted U.S. unemployment rates and cumulative changes in U.S. real GDP as follows:

	2020	2021
	4Q	2Q	4Q
Central case assumptions

U.S. unemployment rate(a)
1Q 2020	6.6%	5.5%	4.6%
2Q 2020	10.9	9.0	7.7

U.S. real GDP - cumulative change from December 31, 2019
1Q 2020	(5.4)	(2.3)	0.3
2Q 2020	(6.2)	(4.0)	(3.0)

(a)	Reflects quarterly average of forecasted reported U.S. unemployment rate.
In the second quarter of 2020, the Firm placed significant weighting on its adverse scenarios, which incorporate more punitive macroeconomic factors than the central case assumptions above, resulting in weighted average U.S. unemployment rates remaining in double digits through the first half of 2021.
Subsequent changes to this forecast and related estimates will be reflected in the provision for credit losses in future periods.
Refer to Critical Accounting Estimates Used by the Firm on pages 88-90 for further information on the allowance for credit losses and related management judgments.
Refer to Consumer Credit Portfolio on pages 62-66, Wholesale Credit Portfolio on pages 67-76 and Note 12 for additional information on the consumer and wholesale credit portfolios.

The adoption of the CECL accounting guidance resulted in a change in the accounting for PCI loans, which are considered PCD loans under CECL. In conjunction with the adoption of CECL, the Firm reclassified risk-rated loans and lending-related commitments from the consumer, excluding credit card portfolio segment to the wholesale portfolio segment, to align with the methodology applied when determining the allowance. Prior-period amounts have been revised to conform with the current presentation. Refer to Note 1 for further information.

Allowance for credit losses and related information
	2020(d)				2019
Six months ended June 30,	Consumer, excluding credit card	Credit card	Wholesale	Total	Consumer, excluding credit card	Credit card	Wholesale	Total
(in millions, except ratios)
Allowance for loan losses
Beginning balance at January 1,	$2,538	$5,683	$4,902	$13,123	$3,434	$5,184	$4,827	$13,445
Cumulative effect of a change in accounting principle	297	5,517	(1,642)	4,172	NA	NA	NA	NA
Gross charge-offs	425	2,863	491	3,779	445	2,725	176	3,346
Gross recoveries collected	(348)	(372)	(30)	(750)	(270)	(283)	(29)	(582)
Net charge-offs	77	2,491	461	3,029	175	2,442	147	2,764
Write-offs of PCI loans(a)	NA	NA	NA	NA	89	—	—	89
Provision for loan losses	2,115	9,091	6,619	17,825	(246)	2,642	173	2,569
Other	(1)	—	2	1	—	(1)	6	5
Ending balance at June 30,	$4,872	$17,800	$9,420	$32,092	$2,924	$5,383	$4,859	$13,166

Allowance for lending-related commitments
Beginning balance at January 1,	$12	$—	$1,179	$1,191	$12	$—	$1,043	$1,055
Cumulative effect of a change in accounting principle	133	—	(35)	98	NA	NA	NA	NA
Provision for lending-related commitments	95	—	825	920	—	—	75	75
Other	1	—	(1)	—	—	—	(1)	(1)
Ending balance at June 30,	$241	$—	$1,968	$2,209	$12	$—	$1,117	$1,129

Impairment methodology
Asset-specific(b)	$263	$642	$757	$1,662	$87	$472	$346	$905
Portfolio-based	4,609	17,158	8,663	30,430	1,538	4,911	4,513	10,962
PCI	NA	NA	NA	NA	1,299	—	—	1,299
Total allowance for loan losses	$4,872	$17,800	$9,420	$32,092	$2,924	$5,383	$4,859	$13,166

Impairment methodology
Asset-specific	$—	$—	$115	$115	$—	$—	$136	$136
Portfolio-based	241	—	1,853	2,094	12	—	981	993
Total allowance for lending-related commitments	$241	$—	$1,968	$2,209	$12	$—	$1,117	$1,129

Total allowance for credit losses	$5,113	$17,800	$11,388	$34,301	$2,936	$5,383	$5,976	$14,295

Memo:
Retained loans, end of period	$307,005	$141,656	$516,787	$965,448	$314,675	$157,568	$475,485	$947,728
Retained loans, average	299,169	152,518	516,032	967,719	326,418	152,435	471,999	950,852
Credit ratios
Allowance for loan losses to retained loans	1.59%	12.57%	1.82%	3.32%	0.93%	3.42%	1.02%	1.39%
Allowance for loan losses to retained nonaccrual loans(c)	115	NM	275	418	96	NM	341	295
Allowance for loan losses to retained nonaccrual loans excluding credit card	115	NM	275	186	96	NM	341	174
Net charge-off rates	0.05	3.28	0.18	0.63	0.11	3.23	0.06	0.59

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

(c)	The Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.

(d)	Excludes HTM securities, which had an allowance for credit losses of $23 million and a provision for credit losses of $13 million as of and for the six months ended June 30, 2020.

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
Investment securities risk
Investment securities risk includes the exposure associated with a default in the payment of principal and interest. This risk is mitigated given that the investment securities portfolio held by Treasury and CIO is predominantly invested in high-quality securities. At June 30, 2020, the Treasury and CIO investment securities portfolio, net of allowance for credit losses, was $556.7 billion, and the average credit rating of the securities comprising the portfolio was AA+ (based upon external ratings where available and where not available, based primarily upon internal risk ratings). Refer to Corporate segment results on page 46 and Note 10 for further information on the investment securities portfolio and internal risk ratings. Refer to Market Risk Management on pages 80-84 for further information on the market risk inherent in the portfolio. Refer to Liquidity Risk Management on pages 55-59 for further information on related liquidity risk.

Principal investment risk
Principal investments are typically private non-traded financial instruments representing ownership or other forms of junior capital and span multiple asset classes. These investments are made by dedicated investing businesses or as part of a broader business strategy. In general, new principal investments include tax-oriented investments, as well as investments made to enhance or accelerate LOB and Corporate strategic business initiatives. The Firm’s principal investments are managed by the LOBs and Corporate and are reflected within their respective financial results. The carrying values of the principal investment portfolios have not been significantly affected by recent market events as a result of the COVID-19 pandemic. However, the duration and severity of adverse macroeconomic conditions could subject certain principal investments to impairments, write-downs, or other negative impacts.
As of June 30, 2020 and December 31, 2019, the aggregate carrying values of the principal investment portfolios were $24.5 billion and $24.2 billion, respectively, which included tax-oriented investments (e.g., affordable housing and alternative energy investments) of $18.5 billion and $18.2 billion respectively, and private equity, various debt and equity instruments, and real assets of $6.0 billion at the end of both periods.
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
Models used to measure market risk are inherently imprecise and may be limited in their ability to measure certain risks or to predict losses. This imprecision may be heightened when sudden or severe shifts in market conditions occur, such as those observed during the COVID-19 pandemic. For additional discussion on model uncertainty refer to Estimations and Model Risk Management on page 87.
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

Total VaR
	Three months ended
	June 30, 2020						March 31, 2020						June 30, 2019
(in millions)	Avg.		Min		Max		Avg.		Min		Max		Avg.		Min		Max
CIB trading VaR by risk type
Fixed income	$129		$109		$155		$60		$30		$156		$39		$33		$45
Foreign exchange	9		7		13		7		4		11		7		5		12
Equities	27		22		35		20		13		41		25		14		31
Commodities and other	32		21		44		10		7		24		9		7		10
Diversification benefit to CIB trading VaR	(69)	(a)	NM	(b)	NM	(b)	(40)	(a)	NM	(b)	NM	(b)	(36)	(a)	NM	(b)	NM	(b)
CIB trading VaR	128		104		158		57		27		160		44		34		55
Credit portfolio VaR	22		18		28		9		3		25		5		4		7
Diversification benefit to CIB VaR	(23)	(a)	NM	(b)	NM	(b)	(8)	(a)	NM	(b)	NM	(b)	(5)	(a)	NM	(b)	NM	(b)
CIB VaR	127		101		157		58		27		162		44		35		55

CCB VaR	5		2		12		7		3		11		4		2		7
Corporate and other LOB VaR	15		11		18		11		9		14		10		9		10
Diversification benefit to other VaR	(4)	(a)	NM	(b)	NM	(b)	(5)	(a)	NM	(b)	NM	(b)	(5)	(a)	NM	(b)	NM	(b)
Other VaR	16		13		18		13		10		16		9		8		11
Diversification benefit to CIB and other VaR	(13)	(a)	NM	(b)	NM	(b)	(12)	(a)	NM	(b)	NM	(b)	(7)	(a)	NM	(b)	NM	(b)
Total VaR	$130		$106		$163		$59		$27		$164		$46		$36		$57

(a)
Diversification benefit represents the difference between the portfolio VaR and the sum of its individual components. This reflects the non-additive nature of VaR due to imperfect correlation across LOBs, Corporate, and risk types.

(b)	The maximum and minimum VaR for each portfolio may have occurred on different trading days than the components and consequently diversification benefit is not meaningful.
Generally, average VaR across the risk types and LOBs was higher due to increased volatility, which occurred at the end of the first quarter as a result of the COVID-19 pandemic and has been incorporated into average VaR results for the entirety of the second quarter of 2020.
Results
Average total VaR increased by $71 million and $84 million for the three months ended June 30, 2020 when compared with the quarter ended March 31, 2020 and June 30, 2019, respectively. This increase was driven by the substantial increase in volatility in the one-year historical look-back period as a result of the COVID-19 pandemic. The most significant impacts were reflected in the fixed income and commodities risk types.

Effective January 1, 2020, the Firm refined the scope of VaR to exclude positions related to the risk management of interest rate exposure from changes in the Firm’s own credit spread on fair value option elected liabilities, and included these positions in other sensitivity-based measures. In the absence of this refinement, the average Total VaR and each of the components would have been different by the amounts reported in the following table:

(in millions)	Amount by which reported VaR would have been different for the three months ended June 30, 2020
CIB fixed income VaR	$(11)
CIB trading VaR	(11)
CIB VaR	(8)
Total VaR	(8)

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
The following chart compares Firmwide daily backtesting gains and losses with the Firm’s Risk Management VaR for the 12 months ended June 30, 2020. The results in the chart below differ from the results of backtesting disclosed in the Market Risk section of the Firm’s Basel III Pillar 3 Regulatory Capital Disclosures reports, which are based on Regulatory VaR applied to the Firm’s covered positions.
For the 12 months ended June 30, 2020, the Firm posted backtesting gains on 142 of the 260 days, and observed 16 VaR backtesting exceptions, which was higher than the statistically expected number of backtesting exceptions due to recent market volatility being materially higher than the levels realized in the historical data used for the VaR calculation. For the three months ended June 30, 2020, the Firm posted backtesting gains on 38 of the 65 days, and observed two VaR backtesting exceptions as higher volatility became fully embedded in the look-back period used for the VaR calculation. Firmwide backtesting loss days can differ from the loss days for which Fixed Income Markets and Equity Markets posted losses, as disclosed in the CIB Markets revenue results, as the population of positions which compose each metric are different and due to the exclusion of select components of total net revenue in backtesting gains and losses as described above. For more information on CIB Markets revenue results, refer to page 36 .
Daily Risk Management VaR Backtesting Results
12 months ended June 30, 2020

Backtesting Gains and Losses

Risk Management VaR (1-day, 95% Confidence level)

Third Quarter 2019	Fourth Quarter 2019	First Quarter 2020	Second Quarter 2020

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

•
The pricing sensitivity of deposits, using normalized deposit betas which represent the amount by which deposit rates paid could change upon a given change in market interest rates over the cycle. The deposit rates paid in these scenarios may differ from actual deposit rates paid, particularly for retail deposits, due to repricing lags and other factors.

The Firm’s earnings-at-risk scenarios are periodically evaluated and enhanced in response to changes in the composition of the Firm’s balance sheet, changes in market conditions, improvements in the Firm’s simulation and other factors. While a relevant measure of the Firm’s interest rate exposure, the earnings at risk analysis does not represent a forecast of the Firm’s net interest income (Refer to 2020 Outlook on page 8 for additional information).
The Firm’s U.S. dollar sensitivities are presented in the table below.

(in billions)	June 30, 2020	December 31, 2019
Parallel shift:
+100 bps shift in rates	$3.7	$0.3
Steeper yield curve:
+100 bps shift in long-term rates	1.7	1.2
Flatter yield curve:
+100 bps shift in short-term rates	2.0	(0.9)
The change in the Firm’s U.S. dollar sensitivities as of June 30, 2020 compared to December 31, 2019 reflected updates to the Firm’s baseline for lower short-term and long-term rates as well as the impact of changes in the Firm’s balance sheet.
The Firm’s sensitivity to rates is primarily a result of assets repricing at a faster pace than deposits.
Based upon current and implied market rates as of June 30, 2020, scenarios reflecting lower rates could result in negative interest rates. The U.S. has never experienced an interest rate environment where the Federal Reserve has a negative interest rate policy. In a negative rate environment, the modeling assumptions used for certain assets and liabilities require additional management judgment.
The Firm’s non-U.S. dollar sensitivities are presented in the table below.

(in billions)	June 30, 2020	December 31, 2019
Parallel shift:
+100 bps shift in rates	$0.7	$0.5
Flatter yield curve:
+100 bps shift in short-term rates	0.7	0.5
The results of the non-U.S. dollar interest rate scenario involving a steeper yield curve with long-term rates rising by 100 basis points and short-term rates staying at current levels were not material to the Firm’s earnings-at-risk at June 30, 2020 and December 31, 2019.

Other sensitivity-based measures
The Firm quantifies the market risk of certain non-traded debt and equity and funding activities by assessing the potential impact on net revenue, other comprehensive income (“OCI”) and noninterest expense due to changes in relevant market variables. Refer to the table Predominant business activities that give rise to market risk on page 120 of JPMorgan Chase’s 2019 Form 10-K for additional information on the positions captured in other sensitivity-based measures.
The table below represents the potential impact to net revenue, OCI or noninterest expense for market risk-sensitive instruments that are not included in VaR or earnings-at-risk. Where appropriate, instruments used for hedging purposes are reported net of the positions being hedged. The sensitivities disclosed in the table below may not be representative of the actual gain or loss that would have been realized at June 30, 2020 and December 31, 2019, as the movement in market parameters across maturities may vary and are not intended to imply management’s expectation of future changes in these sensitivities.

Gain/(loss) (in millions)			June 30, 2020	December 31, 2019
Activity	Description	Sensitivity measure

Non-traded debt and equity(a)
Asset Management activities	Consists of seed capital and related hedges; fund co-investments(b); and certain deferred compensation and related hedges(c)	10% decline in market value	$(60)	$(68)
Other investments	Consists of privately held equity and other investments held at fair value(b)	10% decline in market value	(181)	(192)

Funding activities
Non-USD LTD cross-currency basis	Represents the basis risk on derivatives used to hedge the foreign exchange risk on the non-USD LTD(d)	1 basis point parallel tightening of cross currency basis	(16)	(17)
Non-USD LTD hedges foreign currency (“FX”) exposure	Primarily represents the foreign exchange revaluation on the fair value of the derivative hedges(d)	10% depreciation of currency	1	15
Derivatives – funding spread risk	Impact of changes in the spread related to derivatives FVA(b)	1 basis point parallel increase in spread	(6)	(5)
Fair value option elected liabilities – funding spread risk	Impact of changes in the spread related to fair value option elected liabilities DVA(d)	1 basis point parallel increase in spread	32	29
Fair value option elected liabilities – interest rate sensitivity	Interest rate sensitivity on fair value option liabilities resulting from a change in the Firm’s own credit spread(d)	1 basis point parallel increase in spread	2	(2)
	Interest rate sensitivity related to risk management of changes in the Firm’s own credit spread on fair value option liabilities(b)	1 basis point parallel increase in spread	(2)	2

(a)	Excludes equity securities without readily determinable fair values that are measured under the measurement alternative. Refer to Note 2 for additional information.

(b)	Impact recognized through net revenue.

(c)
In the second quarter of 2020, the Firm refined the approach for risk management of certain deferred compensation, which is recognized through noninterest expense. As a result, certain deferred compensation and related hedges are now included in other sensitivity-based measures.

(d)	Impact recognized through OCI.

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
COVID-19 Pandemic
Country Risk Management continues to monitor the impact of the COVID-19 pandemic on countries to which the Firm has exposure, leveraging tailored analysis and existing stress testing, exposure reporting and controls.
Risk Reporting
The following table presents the Firm’s top 20 exposures by country (excluding the U.S.) as of June 30, 2020 and their comparative exposures as of December 31, 2019. The selection of countries represents the Firm’s largest total exposures by country, based on the Firm’s internal country risk management approach, and does not represent the Firm’s view of any actual or potentially adverse credit conditions. Country exposures may fluctuate from period to period due to client activity and market flows.
The overall increase in top 20 exposures was predominantly driven by client activity and demand for liquidity, relative to the period ending December 31, 2019. This resulted in an increase in cash placements primarily with the central banks of Germany, the United Kingdom and Australia.

Top 20 country exposures (excluding the U.S.)(a)
(in billions)	June 30, 2020				December 31, 2019(e)
	Lending and deposits(b)	Trading and investing(c)	Other(d)	Total exposure	Total exposure
Germany	$72.4	$7.5	$0.9	$80.8	$51.6
United Kingdom	46.8	10.3	1.6	58.7	42.4
Japan	34.1	6.6	0.3	41.0	43.8
France	12.0	11.0	3.8	26.8	18.1
China	9.6	10.6	1.0	21.2	19.2
Australia	13.1	6.0	0.6	19.7	11.7
Switzerland	10.0	0.7	3.8	14.5	18.3
Canada	11.7	1.2	0.2	13.1	13.2
Luxembourg	10.3	0.7	—	11.0	12.9
Netherlands	5.2	0.1	4.9	10.2	9.0
Italy	4.8	5.1	0.1	10.0	6.8
India	4.0	5.1	0.9	10.0	11.3
Brazil	4.3	4.7	—	9.0	7.2
Singapore	4.7	2.2	1.8	8.7	6.8
South Korea	3.7	3.5	0.4	7.6	6.4
Saudi Arabia	5.3	0.9	—	6.2	5.2
Spain	3.2	1.5	0.1	4.8	5.8
Mexico	3.7	0.8	—	4.5	4.7
Hong Kong SAR	1.9	1.6	1.0	4.5	5.1
Malaysia	1.7	1.1	1.5	4.3	3.4

(a)
Country exposures presented in the table reflect 89% and 88% of total firmwide non-U.S. exposure, where exposure is attributed to a specific country, at June 30, 2020, and December 31, 2019, respectively.

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

(e)
The country rankings presented in the table as of December 31, 2019, are based on the country rankings of the corresponding exposures at June 30, 2020, not actual rankings of such exposures at December 31, 2019.

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
Business and Technology Resiliency Risk
Business disruptions can occur due to forces beyond the Firm’s control such as severe weather, power or telecommunications loss, accidents, failure of a third party to provide expected services, cyberattack, flooding, transit strikes, terrorism, health emergencies, the spread of infectious diseases or pandemics. The Firmwide resiliency program is intended to enable the Firm to recover its critical business functions and supporting assets (i.e., staff, technology and facilities) in the event of a business interruption, while prioritizing the health and safety of employees and customers. The program includes governance, awareness training, and testing of recovery strategies, as well as strategic and tactical initiatives to identify, assess, and manage business interruption and public safety risks. The strength and proficiency of the Firmwide resiliency program has played an integral role in maintaining the Firm’s business operations during and after various events.

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
Refer to Critical Accounting Estimates Used by the Firm on pages 88-90 and Note 2 of this Form 10-Q, and Estimations and Model Risk Management section on page 135 of JPMorgan Chase’s 2019 Form 10-K for a summary of model-based valuations and other valuation techniques.

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
The allowance for credit losses involves significant judgment on a number of matters including development and weighting of macroeconomic forecasts, incorporation of historical loss experience, assessment of risk characteristics, assignment of risk ratings, valuation of collateral, and the determination of remaining expected life. Refer to Note 10 and Note 13 for further information on these judgments as well as the Firm’s policies and methodologies used to determine the Firm’s allowance for credit losses.
One of the most significant judgments involved in estimating the Firm’s allowance for credit losses relates to the macroeconomic forecasts used to estimate credit losses over the eight-quarter forecast period within the Firm’s methodology. The eight-quarter forecast incorporates hundreds of macroeconomic variables (“MEVs”) that are relevant for exposures across the Firm, with modeled credit losses being driven primarily by a subset of less than twenty variables. The specific variables that have the greatest effect on the modeled losses of each portfolio vary by portfolio and geography.

•	Key MEVs for the consumer portfolio include U.S. unemployment, house price index (“HPI”) and U.S. real gross domestic product (“GDP”).

•	Key MEVs for the wholesale portfolio include U.S. real GDP, U.S. unemployment, U.S. equity prices, corporate credit spreads, oil prices, commercial real estate prices and HPI.
Changes in the Firm’s assumptions and forecasts of economic conditions could significantly affect its estimate of expected credit losses in the portfolio at the balance sheet date or lead to significant changes in the estimate from one reporting period to the next.
The COVID-19 pandemic has resulted in a weak labor market and weak overall economic conditions that will continue to affect borrowers across the Firm’s consumer and wholesale lending portfolios. Significant judgment is required to estimate the severity and duration of the current economic downturn, as well as its potential impact on borrower defaults and loss severities. In particular, macroeconomic conditions and forecasts regarding the duration and severity of the economic downturn caused by the COVID-19 pandemic have been rapidly changing and remain highly uncertain. It is difficult to predict exactly how borrower behavior will be impacted by these changes in economic conditions. The effectiveness of government support, customer assistance and enhanced unemployment benefits should act as mitigants to credit losses, but the extent of the mitigation impact remains uncertain.
It is difficult to estimate how potential changes in any one factor or input might affect the overall allowance for credit losses because management considers a wide variety of factors and inputs in estimating the allowance for credit losses. Changes in the factors and inputs considered may not occur at the same rate and may not be consistent across all geographies or product types, and changes in factors and inputs may be directionally inconsistent, such that improvement in one factor or input may offset deterioration in others.
To consider the impact of a hypothetical alternate macroeconomic forecast, the Firm compared the modeled credit losses determined using its central and relative adverse macroeconomic scenarios, which are two of the five scenarios considered in estimating the allowances for loan losses and lending-related commitments. The central and relative adverse scenarios each included a full suite of MEVs, but differed in the levels, paths and peaks/troughs of those variables over the eight-quarter forecast period.
For example, compared to the Firm’s central scenario described on page 77 and in Note 13, the Firm’s relative adverse scenario assumes a significantly elevated U.S. unemployment rate through the first half of 2021, averaging 3.6% higher over the eight-quarter forecast, with a peak difference of nearly 7% in the fourth quarter of 2020; lower U.S. real GDP with a slower recovery, remaining nearly 4% lower at the end of the eight-quarter forecast, with a peak difference of nearly 5.5% in the first quarter of 2021; and an 11% further deterioration in the national HPI with a trough in the first quarter of 2022.
This analysis is not intended to estimate expected future changes in the allowance for credit losses, for a number of reasons, including:

•
the Firm has placed significant weight on its adverse scenarios in estimating its allowance for credit losses as of June 30, 2020, and accordingly, the existing allowance already reflects credit losses beyond those estimated under the central scenario

•	the changes in the MEVs are not intended to imply management’s expectation of the extent or nature of future deterioration in MEVs

•	the impacts of changes in many MEVs are both interrelated and nonlinear, so the results of this analysis cannot be simply extrapolated for more severe changes in macroeconomic variables

•
the COVID-19 pandemic has stressed many MEVs at a speed and to degrees not seen in recent history, adding significantly higher degrees of uncertainty around modeled credit loss estimations which use scenarios outside of historical experience

•
significant changes in the expected severity and duration of the economic downturn caused by the COVID-19 pandemic, the effects of government support and customer assistance, and the speed of the subsequent recovery could significantly affect the Firm’s estimate of expected credit losses irrespective of the estimated sensitivities described below.

To demonstrate the sensitivity of credit loss estimates to macroeconomic forecasts as of June 30, 2020, the Firm compared the modeled estimates under its relative adverse scenario to its central scenario. Without considering the additional weight the Firm has placed on its adverse scenarios or any other offsetting or correlated effects in other qualitative components of the Firm’s allowance for credit losses for these lending exposures, the difference between these two scenarios would result in the following:

•	An increase of approximately $2 billion for residential real estate loans and lending-related commitments

•	An increase of approximately $4 billion for credit card loans

•	An increase of approximately $7 billion for wholesale loans and lending-related commitments
This analysis relates only to the modeled credit loss estimates and is not intended to estimate changes in the overall allowance for credit losses as it does not reflect any potential changes in other adjustments to the quantitative calculation, which would also be influenced by the judgment management applies to the modeled lifetime loss estimates to reflect the uncertainty and imprecision of these modeled lifetime loss estimates based on then-current circumstances and conditions.
Recognizing that forecasts of macroeconomic conditions are inherently uncertain, particularly in light of the recent economic conditions, the Firm believes that its process to consider the available information and associated risks and uncertainties is appropriately governed and that its estimates of expected credit losses were reasonable and appropriate for the period ended June 30, 2020.
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

June 30, 2020 (in billions, except ratios)	Total assets at fair value	Total level 3 assets
Federal funds sold and securities purchased under resale agreements	$244.0	$—
Securities borrowed	42.5	—
Trading assets:
Trading–debt and equity instruments	$451.2	$4.9
Derivative receivables(a)	74.8	8.6
Total trading assets	526.0	13.5
AFS securities	485.9	—
Loans	5.9	0.3
MSRs	3.1	3.1
Other	298.3	0.5
Total assets measured at fair value on a recurring basis	1,319.2	17.4
Total assets measured at fair value on a nonrecurring basis	3.0	1.2
Total assets measured at fair value	$1,322.2	$18.6
Total Firm assets	$3,213.1
Level 3 assets as a percentage of total Firm assets(a)		0.6%
Level 3 assets as a percentage of total Firm assets at fair value(a)		1.4%

(a)
For purposes of the table above, the derivative receivables total reflects the impact of netting adjustments; however, the $8.6 billion of derivative receivables classified as level 3 does not reflect the netting adjustment as such netting is not relevant to a presentation based on the transparency of inputs to the valuation of an asset. The level 3 balances would be reduced if netting were applied, including the netting benefit associated with cash collateral.

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
For instruments classified in levels 2 and 3, management judgment must be applied to assess the appropriate level of valuation adjustments to reflect counterparty credit quality, the Firm’s creditworthiness, market funding rates, liquidity considerations, unobservable parameters, and for portfolios that meet specified criteria, the size of the net open risk position. The judgments made are typically affected by the type of product and its specific contractual terms, and the level of liquidity for the product or within the market as a whole. In periods of heightened market volatility and uncertainty judgments are further affected by the wider variation of reasonable valuation estimates, particularly for positions that are less liquid. Refer to Note 2 for a further discussion of valuation adjustments applied by the Firm.
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
Refer to Note 15 for additional information on goodwill, including the goodwill impairment assessment as of June 30, 2020.

Credit card rewards liability
The credit card rewards liability was $7.1 billion and $6.4 billion at June 30, 2020 and December 31, 2019, respectively, and is recorded in accounts payable and other liabilities on the Consolidated balance sheets. Refer to pages 137-138 of JPMorgan Chase’s 2019 Form 10-K for a description of the significant assumptions and judgments associated with the Firm’s credit card rewards liability.
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

•
Issued and effective March 12, 2020.
•
The Firm expects to apply certain of the practical expedients related to contract modifications and hedge accounting relationships in the second half of 2020 and does not expect a material impact to the Consolidated Financial Statements.

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
All forward-looking statements are, by their nature, subject to risks and uncertainties, many of which are beyond the Firm’s control. JPMorgan Chase’s actual future results may differ materially from those set forth in its forward-looking statements. While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ from those in the forward-looking statements:

•	Economic, financial, reputational and other impacts of the COVID-19 pandemic;

•	Local, regional and global business, economic and political conditions and geopolitical events;

•	Changes in laws and regulatory requirements, including capital and liquidity requirements affecting the Firm’s businesses, and the ability of the Firm to address those requirements;

•	Heightened regulatory and governmental oversight and scrutiny of JPMorgan Chase’s business practices, including dealings with retail customers;

•	Changes in trade, monetary and fiscal policies and laws;

•	Changes in income tax laws and regulations;

•	Securities and capital markets behavior, including changes in market liquidity and volatility;

•	Changes in investor sentiment or consumer spending or savings behavior;

•	Ability of the Firm to manage effectively its capital and liquidity, including approval of its capital plans by banking regulators;

•	Changes in credit ratings assigned to the Firm or its subsidiaries;

•	Damage to the Firm’s reputation;

•	Ability of the Firm to appropriately address social and environmental and sustainability concerns that may arise, including from its business activities;

•	Ability of the Firm to deal effectively with an economic slowdown or other economic or market disruption, including, but not limited to, in the interest rate environment;

•	Technology changes instituted by the Firm, its counterparties or competitors;

•	The effectiveness of the Firm’s control agenda;

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

JPMorgan Chase & Co.
Consolidated statements of income (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2020	2019	2020	2019
Revenue
Investment banking fees	$2,850	$1,851	$4,716	$3,691
Principal transactions	7,621	3,714	10,558	7,790
Lending- and deposit-related fees(a)	1,431	1,624	3,137	3,183
Asset management, administration and commissions(a)	4,266	4,264	8,806	8,301
Investment securities gains	26	44	259	57
Mortgage fees and related income	917	279	1,237	675
Card income(b)	974	1,281	1,969	2,508
Other income	1,042	1,292	2,198	2,767
Noninterest revenue	19,127	14,349	32,880	28,972
Interest income	16,112	21,603	35,273	42,992
Interest expense	2,259	7,205	6,981	14,141
Net interest income	13,853	14,398	28,292	28,851
Total net revenue	32,980	28,747	61,172	57,823

Provision for credit losses	10,473	1,149	18,758	2,644

Noninterest expense
Compensation expense	9,509	8,547	18,404	17,484
Occupancy expense	1,080	1,060	2,146	2,128
Technology, communications and equipment expense	2,590	2,378	5,168	4,742
Professional and outside services	1,999	2,212	4,027	4,251
Marketing(b)	481	777	1,281	1,609
Other expense	1,283	1,282	2,707	2,390
Total noninterest expense	16,942	16,256	33,733	32,604
Income before income tax expense	5,565	11,342	8,681	22,575
Income tax expense	878	1,690	1,129	3,744
Net income	$4,687	$9,652	$7,552	$18,831
Net income applicable to common stockholders	$4,265	$9,192	$6,698	$17,945
Net income per common share data
Basic earnings per share	$1.39	$2.83	$2.17	$5.48
Diluted earnings per share	1.38	2.82	2.17	5.46

Weighted-average basic shares	3,076.3	3,250.6	3,086.1	3,274.3
Weighted-average diluted shares	3,081.0	3,259.7	3,090.8	3,283.9

(a)
In the first quarter of 2020, the Firm reclassified certain fees from asset management, administration and commissions to lending- and deposit-related fees. Prior-period amounts have been revised to conform with the current presentation.

(b)
In the second quarter of 2020, the Firm reclassified certain spend-based credit card reward costs from marketing expense to be a reduction of card income, with no effect on net income. Prior-period amounts have been revised to conform with the current presentation.

The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of comprehensive income (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
Net income	$4,687	$9,652	$7,552	$18,831
Other comprehensive income/(loss), after–tax
Unrealized gains/(losses) on investment securities	2,744	1,093	3,863	2,507
Translation adjustments, net of hedges	142	99	(188)	75
Fair value hedges	16	86	104	88
Cash flow hedges	234	97	2,699	235
Defined benefit pension and OPEB plans	(7)	41	26	77
DVA on fair value option elected liabilities	(1,758)	256	716	(361)
Total other comprehensive income/(loss), after–tax	1,371	1,672	7,220	2,621
Comprehensive income	$6,058	$11,324	$14,772	$21,452

The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated balance sheets (unaudited)

(in millions, except share data)	June 30, 2020	December 31, 2019
Assets
Cash and due from banks	$20,544	$21,704
Deposits with banks	473,185	241,927
Federal funds sold and securities purchased under resale agreements (included $243,953 and $14,561 at fair value)	256,980	249,157
Securities borrowed (included $42,525 and $6,237 at fair value)	142,704	139,758
Trading assets (included assets pledged of $158,131 and $111,522)	526,042	411,103
Available-for-sale securities (amortized cost of $476,383 and $345,306; included assets pledged of $28,475 and $10,325)	485,883	350,699
Held-to-maturity securities (net of allowance for credit losses of $23)	72,908	47,540
Investment securities, net of allowance for credit losses	558,791	398,239
Loans (included $5,923 and $7,104 at fair value)	978,518	959,769
Allowance for loan losses	(32,092)	(13,123)
Loans, net of allowance for loan losses	946,426	946,646
Accrued interest and accounts receivable	72,260	72,861
Premises and equipment	26,301	25,813
Goodwill, MSRs and other intangible assets	51,669	53,341
Other assets (included $12,528 and $9,111 at fair value and assets pledged of $3,124 and $3,349)	138,213	126,830
Total assets(a)	$3,213,115	$2,687,379
Liabilities
Deposits (included $21,512 and $28,589 at fair value)	$1,931,029	$1,562,431
Federal funds purchased and securities loaned or sold under repurchase agreements (included $189,341 and $549 at fair value)	235,647	183,675
Short-term borrowings (included $19,934 and $5,920 at fair value)	48,014	40,920
Trading liabilities	165,212	119,277
Accounts payable and other liabilities (included $3,318 and $3,728 at fair value)	230,916	210,407
Beneficial interests issued by consolidated VIEs (included $40 and $36 at fair value)	20,828	17,841
Long-term debt (included $74,758 and $75,745 at fair value)	317,003	291,498
Total liabilities(a)	2,948,649	2,426,049
Commitments and contingencies (refer to Notes 23, 24 and 25)
Stockholders’ equity
Preferred stock ($1 par value; authorized 200,000,000 shares; issued 3,006,250 and 2,699,250 shares)	30,063	26,993
Common stock ($1 par value; authorized 9,000,000,000 shares; issued 4,104,933,895 shares)	4,105	4,105
Additional paid-in capital	88,125	88,522
Retained earnings	221,732	223,211
Accumulated other comprehensive income/(loss)	8,789	1,569
Shares held in restricted stock units (“RSU”) Trust, at cost (236,476 and 472,953 shares)	(11)	(21)
Treasury stock, at cost (1,057,329,408 and 1,020,912,567 shares)	(88,337)	(83,049)
Total stockholders’ equity	264,466	261,330
Total liabilities and stockholders’ equity	$3,213,115	$2,687,379

Effective January 1, 2020, the Firm adopted the CECL accounting guidance. Refer to Note 1 for further information.
(a) The following table presents information on assets and liabilities related to VIEs that are consolidated by the Firm at June 30, 2020, and December 31, 2019. The assets of the consolidated VIEs are used to settle the liabilities of those entities. The holders of the beneficial interests generally do not have recourse to the general credit of JPMorgan Chase. The assets and liabilities in the table below include third-party assets and liabilities of consolidated VIEs and exclude intercompany balances that eliminate in consolidation. Refer to Note 14 for a further discussion.

(in millions)	June 30, 2020	December 31, 2019
Assets
Trading assets	$2,265	$2,633
Loans	38,384	42,931
All other assets	1,569	881
Total assets	$42,218	$46,445
Liabilities
Beneficial interests issued by consolidated VIEs	$20,828	$17,841
All other liabilities	243	447
Total liabilities	$21,071	$18,288
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of changes in stockholders’ equity (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2020	2019	2020	2019
Preferred stock
Balance at the beginning of the period	$30,063	$26,993	$26,993	$26,068
Issuance	—	—	4,500	1,850
Redemption	—	—	(1,430)	(925)
Balance at June 30	30,063	26,993	30,063	26,993

Common stock
Balance at the beginning and end of the period	4,105	4,105	4,105	4,105

Additional paid-in capital
Balance at the beginning of the period	87,857	88,170	88,522	89,162
Shares issued and commitments to issue common stock for employee shared-based compensation awards, and related tax effects	268	189	(392)	(760)
Other	—	—	(5)	(43)
Balance at June 30	88,125	88,359	88,125	88,359

Retained earnings
Balance at the beginning of the period	220,226	205,437	223,211	199,202
Cumulative effect of changes in accounting principle	—	—	(2,650)	62
Net income	4,687	9,652	7,552	18,831
Dividends declared:
Preferred stock	(401)	(404)	(822)	(778)
Common stock ($0.90 and $0.80 per share and $1.80 and $1.60 per share, respectively)	(2,780)	(2,592)	(5,559)	(5,224)
Balance at June 30	221,732	212,093	221,732	212,093

Accumulated other comprehensive income/(loss)
Balance at the beginning of the period	7,418	(558)	1,569	(1,507)
Other comprehensive income/(loss), after-tax	1,371	1,672	7,220	2,621
Balance at June 30	8,789	1,114	8,789	1,114

Shares held in RSU Trust, at cost
Balance at the beginning of the period	(21)	(21)	(21)	(21)
Liquidation of RSU Trust	10	—	10	—
Balance at June 30	(11)	(21)	(11)	(21)

Treasury stock, at cost
Balance at the beginning of the period	(88,386)	(64,289)	(83,049)	(60,494)
Repurchase	—	(5,210)	(6,397)	(10,301)
Reissuance	49	71	1,109	1,367
Balance at June 30	(88,337)	(69,428)	(88,337)	(69,428)

Total stockholders’ equity	$264,466	$263,215	$264,466	$263,215

Effective January 1, 2020, the Firm adopted the CECL accounting guidance. Refer to Note 1 for further information.
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of cash flows (unaudited)

	Six months ended June 30,
(in millions)	2020	2019
Operating activities
Net income	$7,552	$18,831
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	18,758	2,644
Depreciation and amortization	4,346	4,084
Deferred tax (benefit)/expense	(4,846)	(42)
Other	1,197	1,164
Originations and purchases of loans held-for-sale	(29,412)	(35,908)
Proceeds from sales, securitizations and paydowns of loans held-for-sale	27,811	44,995
Net change in:
Trading assets	(126,476)	(111,562)
Securities borrowed	(2,777)	(18,586)
Accrued interest and accounts receivable	374	(15,416)
Other assets	(24,157)	(10,146)
Trading liabilities	69,341	12,765
Accounts payable and other liabilities	18,940	8,790
Other operating adjustments	2,317	3,653
Net cash (used in) operating activities	(37,032)	(94,734)
Investing activities
Net change in:
Federal funds sold and securities purchased under resale agreements	(7,580)	53,757
Held-to-maturity securities:
Proceeds from paydowns and maturities	5,632	1,315
Purchases	(5,014)	(818)
Available-for-sale securities:
Proceeds from paydowns and maturities	27,070	30,547
Proceeds from sales	65,975	35,983
Purchases	(242,608)	(106,085)
Proceeds from sales and securitizations of loans held-for-investment	12,185	31,291
Other changes in loans, net	(33,372)	(16,903)
Net purchases of assets pursuant to nonrecourse advances provided by the FRBB under the MMLF	(3,787)	—
All other investing activities, net	(2,118)	(1,663)
Net cash provided by/(used in) investing activities	(183,617)	27,424
Financing activities
Net change in:
Deposits	382,784	62,795
Federal funds purchased and securities loaned or sold under repurchase agreements	51,894	19,343
Short-term borrowings	7,992	(9,907)
Beneficial interests issued by consolidated VIEs	3,619	9,346
Proceeds from long-term borrowings	57,744	29,159
Payments of long-term borrowings	(42,944)	(38,384)
Proceeds from issuance of preferred stock	4,500	1,850
Redemption of preferred stock	(1,430)	(925)
Treasury stock repurchased	(6,517)	(10,301)
Dividends paid	(6,342)	(6,081)
All other financing activities, net	136	(426)
Net cash provided by financing activities	451,436	56,469
Effect of exchange rate changes on cash and due from banks and deposits with banks	(689)	86
Net increase/(decrease) in cash and due from banks and deposits with banks	230,098	(10,755)
Cash and due from banks and deposits with banks at the beginning of the period	263,631	278,793
Cash and due from banks and deposits with banks at the end of the period	$493,729	$268,038
Cash interest paid	$9,239	$13,794
Cash income taxes paid, net	3,844	2,892

The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

Refer to the Glossary of Terms and Acronyms on pages 191-199 for definitions of terms and acronyms used throughout the Notes to Consolidated Financial Statements.

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
The unaudited Consolidated Financial Statements prepared in conformity with U.S. GAAP require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expense, and the disclosures of contingent assets and liabilities. Actual results could be different from these estimates. In the opinion of management, all normal, recurring adjustments have been included such that this interim financial information is fairly stated.
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

(a)
In conjunction with the adoption of CECL, the Firm reclassified risk-rated business banking and auto dealer loans and lending-related commitments held in CCB from the consumer, excluding credit card portfolio segment to the wholesale portfolio segment, to align with the methodology applied when determining the allowance. Prior-period amounts have been revised to conform with the current presentation. Accordingly, $0.6 billion of the allowance for credit losses at December 31, 2019 and $(0.2) billion of the CECL adoption impact were reclassified.

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
Changes in credit portfolio segments and classes
In conjunction with the adoption of CECL, the Firm reclassified risk-rated loans and lending-related commitments from the consumer excluding credit card portfolio segment to the wholesale portoflio segment, to align with the methodology applied when determining the allowance. The Firm also revised its loan classes. Prior- period amounts have been revised to conform with the current presentation. Refer to Note 12 for further information.
Accrued interest receivables
As permitted by the guidance, the Firm elected to continue classifying accrued interest on loans, including accrued but unbilled interest on credit card loans, and investment securities in accrued interest and accounts receivables on the Consolidated balance sheets. For credit card loans, accrued interest once billed is then recognized in the loan balances, with the related allowance recorded in the allowance for credit losses. Changes in the allowance for credit losses on accrued interest on credit card loans are recognized in the provision for credit losses and charge-offs are recognized by reversing interest income. For other loans and securities, the Firm generally does not recognize an allowance for credit losses on accrued interest receivables, consistent with its policy to write them off no later than 90 days past due by reversing interest income.
Capital transition provisions
As disclosed in the Firm’s 2019 Form 10-K, the Firm initially elected to phase-in the January 1, 2020 (“day 1”) CECL adoption impact to retained earnings of $2.7 billion to CET1 capital, at 25% per year in each of 2020 to 2023. As part of their response to the impact of the COVID-19 pandemic, on March 31, 2020, the federal banking agencies issued an interim final rule that provided the option to delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period (“CECL capital transition provisions”). Refer to Note 22 for further information.

Note 2 – Fair value measurement
Refer to Note 2 of JPMorgan Chase’s 2019 Form 10-K for a discussion of the Firm’s valuation methodologies for assets, liabilities and lending-related commitments measured at fair value and the fair value hierarchy.

The following table presents the assets and liabilities reported at fair value as of June 30, 2020, and December 31, 2019, by major product category and fair value hierarchy.

Assets and liabilities measured at fair value on a recurring basis
	Fair value hierarchy			Derivative netting adjustments(f)

June 30, 2020 (in millions)	Level 1	Level 2	Level 3		Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$243,953	$—	$—	$243,953
Securities borrowed	—	42,525	—	—	42,525
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	—	68,115	469	—	68,584
Residential – nonagency	—	2,314	23	—	2,337
Commercial – nonagency	—	1,477	2	—	1,479
Total mortgage-backed securities	—	71,906	494	—	72,400
U.S. Treasury, GSEs and government agencies(a)	117,168	11,886	—	—	129,054
Obligations of U.S. states and municipalities	—	7,484	8	—	7,492
Certificates of deposit, bankers’ acceptances and commercial paper	—	2,058	—	—	2,058
Non-U.S. government debt securities	32,563	34,972	167	—	67,702
Corporate debt securities	—	20,792	946	—	21,738
Loans(b)	—	38,060	2,678	—	40,738
Asset-backed securities	—	2,375	39	—	2,414
Total debt instruments	149,731	189,533	4,332	—	343,596
Equity securities	85,042	81	191	—	85,314
Physical commodities(c)	5,094	3,680	—	—	8,774
Other	—	13,088	379	—	13,467
Total debt and equity instruments(d)	239,867	206,382	4,902	—	451,151
Derivative receivables:
Interest rate	2,210	404,569	2,213	(371,964)	37,028
Credit	—	14,153	780	(13,762)	1,171
Foreign exchange	158	162,834	803	(151,220)	12,575
Equity	—	63,304	4,628	(53,075)	14,857
Commodity	—	25,405	213	(16,403)	9,215
Total derivative receivables	2,368	670,265	8,637	(606,424)	74,846
Total trading assets(e)	242,235	876,647	13,539	(606,424)	525,997
Available-for-sale securities:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	5	152,301	—	—	152,306
Residential – nonagency	—	18,269	—	—	18,269
Commercial – nonagency	—	6,805	—	—	6,805
Total mortgage-backed securities	5	177,375	—	—	177,380
U.S. Treasury and government agencies	214,462	—	—	—	214,462
Obligations of U.S. states and municipalities	—	30,426	—	—	30,426
Certificates of deposit	—	—	—	—	—
Non-U.S. government debt securities	13,743	10,317	—	—	24,060
Corporate debt securities	—	674	—	—	674
Asset-backed securities:
Collateralized loan obligations	—	30,798	—	—	30,798
Other	—	8,083	—	—	8,083
Total available-for-sale securities	228,210	257,673	—	—	485,883
Loans	—	5,662	261	—	5,923
Mortgage servicing rights	—	—	3,080	—	3,080
Other assets(e)	6,969	4,361	541	—	11,871
Total assets measured at fair value on a recurring basis	$477,414	$1,430,821	$17,421	$(606,424)	$1,319,232
Deposits	$—	$18,295	$3,217	$—	$21,512
Federal funds purchased and securities loaned or sold under repurchase agreements	—	189,341	—	—	189,341
Short-term borrowings	—	17,629	2,305	—	19,934
Trading liabilities:
Debt and equity instruments(d)	84,681	22,995	59	—	107,735
Derivative payables:
Interest rate	2,052	365,150	2,317	(356,749)	12,770
Credit	—	15,009	917	(13,846)	2,080
Foreign exchange	140	175,118	1,398	(160,479)	16,177
Equity	—	62,046	6,664	(52,748)	15,962
Commodity	—	26,637	510	(16,659)	10,488
Total derivative payables	2,192	643,960	11,806	(600,481)	57,477
Total trading liabilities	86,873	666,955	11,865	(600,481)	165,212
Accounts payable and other liabilities	2,648	579	91	—	3,318
Beneficial interests issued by consolidated VIEs	—	40	—	—	40
Long-term debt	—	52,030	22,728	—	74,758
Total liabilities measured at fair value on a recurring basis	$89,521	$944,869	$40,206	$(600,481)	$474,115

	Fair value hierarchy			Derivative netting adjustments(f)

December 31, 2019 (in millions)	Level 1	Level 2	Level 3		Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$14,561	$—	$—	$14,561
Securities borrowed	—	6,237	—	—	6,237
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	—	44,510	797	—	45,307
Residential – nonagency	—	1,977	23	—	2,000
Commercial – nonagency	—	1,486	4	—	1,490
Total mortgage-backed securities	—	47,973	824	—	48,797
U.S. Treasury, GSEs and government agencies(a)	78,289	10,295	—	—	88,584
Obligations of U.S. states and municipalities	—	6,468	10	—	6,478
Certificates of deposit, bankers’ acceptances and commercial paper	—	252	—	—	252
Non-U.S. government debt securities	26,600	27,169	155	—	53,924
Corporate debt securities	—	17,956	558	—	18,514
Loans(b)	—	47,047	1,382	—	48,429
Asset-backed securities	—	2,593	37	—	2,630
Total debt instruments	104,889	159,753	2,966	—	267,608
Equity securities	71,890	244	196	—	72,330
Physical commodities(c)	3,638	3,579	—	—	7,217
Other	—	13,896	232	—	14,128
Total debt and equity instruments(d)	180,417	177,472	3,394	—	361,283
Derivative receivables:
Interest rate	721	311,173	1,400	(285,873)	27,421
Credit	—	14,252	624	(14,175)	701
Foreign exchange	117	137,938	432	(129,482)	9,005
Equity	—	43,642	2,085	(39,250)	6,477
Commodity	—	17,058	184	(11,080)	6,162
Total derivative receivables	838	524,063	4,725	(479,860)	49,766
Total trading assets(e)	181,255	701,535	8,119	(479,860)	411,049
Available-for-sale securities:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	—	110,117	—	—	110,117
Residential – nonagency	—	12,989	1	—	12,990
Commercial – nonagency	—	5,188	—	—	5,188
Total mortgage-backed securities	—	128,294	1	—	128,295
U.S. Treasury and government agencies	139,436	—	—	—	139,436
Obligations of U.S. states and municipalities	—	29,810	—	—	29,810
Certificates of deposit	—	77	—	—	77
Non-U.S. government debt securities	12,966	8,821	—	—	21,787
Corporate debt securities	—	845	—	—	845
Asset-backed securities:
Collateralized loan obligations	—	24,991	—	—	24,991
Other	—	5,458	—	—	5,458
Total available-for-sale securities	152,402	198,296	1	—	350,699
Loans	—	7,104	—	—	7,104
Mortgage servicing rights	—	—	4,699	—	4,699
Other assets(e)	7,305	452	724	—	8,481
Total assets measured at fair value on a recurring basis	$340,962	$928,185	$13,543	$(479,860)	$802,830
Deposits	$—	$25,229	$3,360	$—	$28,589
Federal funds purchased and securities loaned or sold under repurchase agreements	—	549	—	—	549
Short-term borrowings	—	4,246	1,674	—	5,920
Trading liabilities:
Debt and equity instruments(d)	59,047	16,481	41	—	75,569
Derivative payables:
Interest rate	795	276,746	1,732	(270,670)	8,603
Credit	—	14,358	763	(13,469)	1,652
Foreign exchange	109	143,960	1,039	(131,950)	13,158
Equity	—	47,261	5,480	(40,204)	12,537
Commodity	—	19,685	200	(12,127)	7,758
Total derivative payables	904	502,010	9,214	(468,420)	43,708
Total trading liabilities	59,951	518,491	9,255	(468,420)	119,277
Accounts payable and other liabilities	3,231	452	45	—	3,728
Beneficial interests issued by consolidated VIEs	—	36	—	—	36
Long-term debt	—	52,406	23,339	—	75,745
Total liabilities measured at fair value on a recurring basis	$63,182	$601,409	$37,673	$(468,420)	$233,844

(a)	At June 30, 2020, and December 31, 2019, included total U.S. GSE obligations of $153.3 billion and $104.5 billion, respectively, which were mortgage-related.

(b)
At June 30, 2020, and December 31, 2019, included within trading loans were $14.3 billion and $19.8 billion, respectively, of residential first-lien mortgages, and $2.0 billion and $3.4 billion, respectively, of commercial first-lien mortgages. Residential mortgage loans include conforming mortgage loans originated with the intent to sell to U.S. GSEs and government agencies of $7.1 billion and $13.6 billion, respectively.

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

(e)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient are not required to be classified in the fair value hierarchy. At June 30, 2020, and December 31, 2019, the fair values of these investments, which include certain hedge funds, private equity funds, real estate and other funds, were $702 million and $684 million, respectively. Included in these balances at June 30, 2020, and December 31, 2019, were trading assets of $45 million and $54 million, respectively, and other assets of $657 million and $630 million, respectively.

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

Level 3 inputs(a)
June 30, 2020
Product/Instrument	Fair value (in millions)	Principal valuation technique	Unobservable inputs(g)	Range of input values			Average(i)
Residential mortgage-backed securities and loans(b)	$1,035	Discounted cash flows	Yield	(9)%	–	25%	5%
			Prepayment speed	0%	–	44%	12%
			Conditional default rate	0%	–	30%	12%
			Loss severity	0%	–	110%	7%
Commercial mortgage-backed securities and loans(c)	538	Market comparables	Price	$0	–	$101	$85
Obligations of U.S. states and municipalities	8	Market comparables	Price	$80	–	$100	$97
Corporate debt securities	946	Market comparables	Price	$3	–	$119	$69
Loans(d)	160	Discounted cash flows	Yield	5%	–	30%	8%
	1,700	Market comparables	Price	$6	–	$104	$76
Asset-backed securities	39	Market comparables	Price	$1	–	$79	$49
Net interest rate derivatives	(139)	Option pricing	Interest rate volatility	7%	–	121%	24%
			Interest rate spread volatility	20bps	–	30bps	25bps
			Interest rate correlation	(65)%	–	94%	43%
			IR-FX correlation	(50)%	–	35%	0%
	35	Discounted cash flows	Prepayment speed	3%	–	30%	10%
Net credit derivatives	(175)	Discounted cash flows	Credit correlation	29%	–	64%	44%
			Credit spread	7bps	–	1,443bps	481bps
			Recovery rate	3%	–	70%	47%
			Conditional default rate	2%	–	66%	24%
			Loss severity	100%			100%
	38	Market comparables	Price	$1	–	$115	$71
Net foreign exchange derivatives	(441)	Option pricing	IR-FX correlation	(58)%	–	70%	12%
	(154)	Discounted cash flows	Prepayment speed	9%			9%
Net equity derivatives	(2,036)	Option pricing	Forward equity price(h)	64%	–	103%	98%
			Equity volatility	4%	–	123%	36%
			Equity correlation	25%	–	100%	79%
			Equity-FX correlation	(77)%	–	55%	(17)%
			Equity-IR correlation	20%	–	35%	28%
Net commodity derivatives	(297)	Option pricing	Forward industrial metal price	$ 1,209 / MT	–	$ 16,649 / MT	$ 6,670 / MT
			Forward power price	$ 13 / MWH	–	$ 80 / MWH	$ 25 / MWH
			Commodity volatility	4%	–	112%	27%
			Commodity correlation	(45)%	–	95%	30%
MSRs	3,080	Discounted cash flows	Refer to Note 15
Other assets	412	Discounted cash flows	Credit spread	45bps			45bps
			Yield	12%			12%
	508	Market comparables	Price	$30	–	$122	$40
Long-term debt, short-term borrowings, and deposits(e)	28,250	Option pricing	Interest rate volatility	7%	–	121%	24%
			Interest rate correlation	(65)%	–	94%	43%
			IR-FX correlation	(50)%	–	35%	0%
			Equity correlation	25%	–	100%	79%
			Equity-FX correlation	(77)%	–	55%	(17)%
			Equity-IR correlation	20%	–	35%	28%
Other level 3 assets and liabilities, net(f)	208

(a)
The categories presented in the table have been aggregated based upon the product type, which may differ from their classification on the Consolidated balance sheets. Furthermore, the inputs presented for each valuation technique in the table are, in some cases, not applicable to every instrument valued using the technique as the characteristics of the instruments can differ.

(b)	Comprises U.S. GSEs and government agency securities of $469 million, nonagency securities of $23 million and trading loans of $543 million.

(c)	Comprises nonagency securities of $2 million, trading loans of $275 million and non-trading loans of $261 million.

(d)	Comprises trading loans.

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
Changes in level 3 recurring fair value measurements
The following tables include a rollforward of the Consolidated balance sheets amounts (including changes in fair value) for financial instruments classified by the Firm within level 3 of the fair value hierarchy for the three and six months ended June 30, 2020 and 2019. When a determination is made to classify a financial instrument within level 3, the determination is based on the significance of the unobservable inputs to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. Also, the Firm risk-manages the observable components of level 3 financial instruments using securities and derivative positions that are classified within level 1 or 2 of the fair value hierarchy; as these level 1 and level 2 risk management instruments are not included below, the gains or losses in the following tables do not reflect the effect of the Firm’s risk management activities related to such level 3 instruments.

	Fair value measurements using significant unobservable inputs
Three months ended June 30, 2020 (in millions)	Fair value at April 1, 2020	Total realized/unrealized gains/(losses)						Transfers into level 3(h)	Transfers (out of) level 3(h)	Fair value at June 30, 2020	Change in unrealized gains/(losses) related to financial instruments held at June 30, 2020
				Purchases(f)	Sales		Settlements(g)
Assets:(a)
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	$519	$(10)		$5	$(5)		$(40)	$—	$—	$469	$(8)
Residential – nonagency	24	—		2	(2)		(1)	—	—	23	—
Commercial – nonagency	3	—		—	—		—	—	(1)	2	—
Total mortgage-backed securities	546	(10)		7	(7)		(41)	—	(1)	494	(8)
Obligations of U.S. states and municipalities	9	—		—	—		(1)	—	—	8	—
Non-U.S. government debt securities	175	16		49	(68)		(5)	—	—	167	14
Corporate debt securities	953	—		69	(56)		(9)	65	(76)	946	3
Loans	3,354	(50)		167	(98)		(464)	517	(748)	2,678	(47)
Asset-backed securities	52	(5)		1	—		(2)	—	(7)	39	1
Total debt instruments	5,089	(49)		293	(229)		(522)	582	(832)	4,332	(37)
Equity securities	213	(65)		14	(1)		—	73	(43)	191	(44)
Other	221	165		1	—		(9)	2	(1)	379	184
Total trading assets – debt and equity instruments	5,523	51	(c)	308	(230)		(531)	657	(876)	4,902	103	(c)
Net derivative receivables:(b)
Interest rate	(136)	753		21	(17)		(622)	(180)	77	(104)	447
Credit	(111)	(46)		30	(6)		16	11	(31)	(137)	(41)
Foreign exchange	(927)	182		1	(5)		123	8	23	(595)	(249)
Equity	(826)	(1,036)		530	(541)		(54)	99	(208)	(2,036)	(1,215)
Commodity	(425)	140		7	(13)		9	2	(17)	(297)	179
Total net derivative receivables	(2,425)	(7)	(c)	589	(582)		(528)	(60)	(156)	(3,169)	(879)	(c)
Available-for-sale securities:
Mortgage-backed securities	—	—		—	—		—	—	—	—	—
Total available-for-sale securities	—	—		—	—		—	—	—	—	—
Loans	283	(26)	(c)	—	—		—	4	—	261	(27)	(c)
Mortgage servicing rights	3,267	(111)	(d)	169	2		(247)	—	—	3,080	(111)	(d)
Other assets	416	50	(c)	35	—		—	40	—	541	50	(c)

	Fair value measurements using significant unobservable inputs
Three months ended June 30, 2020 (in millions)	Fair value at April 1, 2020	Total realized/unrealized (gains)/losses						Transfers into level 3(h)	Transfers (out of) level 3(h)	Fair value at June 30, 2020	Change in unrealized (gains)/losses related to financial instruments held at June 30, 2020
				Purchases	Sales	Issuances	Settlements(g)
Liabilities:(a)
Deposits	$3,179	$194	(c)(e)	$—	$—	$80	$(256)	$261	$(241)	$3,217	$160	(c)(e)
Short-term borrowings	2,039	98	(c)(e)	—	—	925	(747)	12	(22)	2,305	85	(c)(e)
Trading liabilities – debt and equity instruments	61	—		(1)	—	—	(5)	7	(3)	59	—
Accounts payable and other liabilities	15	4	(c)	—	32	—	—	40	—	91	3	(c)
Beneficial interests issued by consolidated VIEs	—	—		—	—	—	—	—	—	—	—
Long-term debt	20,141	2,705	(c)(e)	—	—	1,600	(1,809)	608	(517)	22,728	2,194	(c)(e)

	Fair value measurements using significant unobservable inputs
Three months ended June 30, 2019 (in millions)	Fair value at April 1, 2019	Total realized/unrealized gains/(losses)						Transfers into level 3(h)	Transfers (out of) level 3(h)	Fair value at June 30, 2019	Change in unrealized gains/(losses) related to financial instruments held at June 30, 2019
				Purchases(f)	Sales		Settlements(g)
Assets:(a)
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	$412	$(25)		$318	$(68)		$(20)	$—	$—	$617	$(24)
Residential – nonagency	85	1		11	(14)		(19)	—	(22)	42	—
Commercial – nonagency	17	—		4	—		(12)	—	—	9	(1)
Total mortgage-backed securities	514	(24)		333	(82)		(51)	—	(22)	668	(25)
Obligations of U.S. states and municipalities	623	1		57	(1)		—	—	—	680	—
Non-U.S. government debt securities	170	—		117	(103)		—	9	(3)	190	—
Corporate debt securities	568	7		61	(62)		(53)	51	(10)	562	22
Loans	1,741	56		385	(216)		(156)	139	(171)	1,778	68
Asset-backed securities	119	2		2	(58)		(30)	—	(2)	33	2
Total debt instruments	3,735	42		955	(522)		(290)	199	(208)	3,911	67
Equity securities	202	(12)		8	(3)		—	21	(69)	147	(12)
Other	304	20		3	—		(15)	—	(1)	311	35
Total trading assets – debt and equity instruments	4,241	50	(c)	966	(525)		(305)	220	(278)	4,369	90	(c)
Net derivative receivables:(b)
Interest rate	(147)	(341)		28	(60)		(57)	(6)	39	(544)	(459)
Credit	(115)	(127)		13	(1)		4	1	(7)	(232)	(139)
Foreign exchange	(356)	58		10	(8)		114	(17)	6	(193)	82
Equity	(2,066)	(21)		34	(158)		(284)	(148)	83	(2,560)	(91)
Commodity	(665)	(171)		7	(83)		21	(17)	—	(908)	(151)
Total net derivative receivables	(3,349)	(602)	(c)	92	(310)		(202)	(187)	121	(4,437)	(758)	(c)
Available-for-sale securities:
Mortgage-backed securities	—	—		—	—		—	—	—	—	—
Total available-for-sale securities	—	—		—	—		—	—	—	—	—
Loans	123	1	(c)	—	—		(119)	—	—	5	—
Mortgage servicing rights	5,957	(826)	(d)	426	(217)		(247)	—	—	5,093	(826)	(d)
Other assets	841	(89)	(c)	142	(8)		(26)	1	—	861	(92)	(c)

	Fair value measurements using significant unobservable inputs
Three months ended June 30, 2019 (in millions)	Fair value at April 1, 2019	Total realized/unrealized (gains)/losses						Transfers into level 3(h)	Transfers (out of) level 3(h)	Fair value at June 30, 2019	Change in unrealized (gains)/losses related to financial instruments held at June 30, 2019
				Purchases	Sales	Issuances	Settlements(g)
Liabilities:(a)
Deposits	$4,528	$89	(c)(e)	$—	$—	$92	$(292)	$—	$(351)	$4,066	$104	(c)(e)
Short-term borrowings	1,502	72	(c)(e)	—	—	1,037	(624)	67	(2)	2,052	28	(c)(e)
Trading liabilities – debt and equity instruments	52	—		(5)	5	—	—	4	(11)	45	—
Accounts payable and other liabilities	15	(1)	(c)	(3)	80	—	—	1	—	92	(1)	(c)
Beneficial interests issued by consolidated VIEs	—	—		—	—	—	—	—	—	—	—
Long-term debt	21,655	455	(c)(e)	—	—	2,648	(2,729)	200	(366)	21,863	621	(c)(e)

	Fair value measurements using significant unobservable inputs
Six months ended June 30, 2020 (in millions)	Fair value at Jan 1, 2020	Total realized/unrealized gains/(losses)						Transfers into level 3(h)	Transfers (out of) level 3(h)	Fair value at June 30, 2020	Change in unrealized gains/(losses) related to financial instruments held at June 30, 2020
				Purchases(f)	Sales		Settlements(g)
Assets:(a)
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	$797	$(149)		$24	$(121)		$(82)	$—	$—	$469	$(139)
Residential – nonagency	23	(1)		4	(2)		(1)	—	—	23	2
Commercial – nonagency	4	—		1	—		(1)	1	(3)	2	4
Total mortgage-backed securities	824	(150)		29	(123)		(84)	1	(3)	494	(133)
Obligations of U.S. states and municipalities	10	—		—	(1)		(1)	—	—	8	—
Non-U.S. government debt securities	155	4		139	(125)		(5)	—	(1)	167	(6)
Corporate debt securities	558	(55)		361	(98)		(9)	292	(103)	946	(11)
Loans	1,382	(211)		866	(260)		(517)	2,305	(887)	2,678	(174)
Asset-backed securities	37	(7)		37	(15)		(3)	—	(10)	39	—
Total debt instruments	2,966	(419)		1,432	(622)		(619)	2,598	(1,004)	4,332	(324)
Equity securities	196	(103)		24	(5)		—	155	(76)	191	(79)
Other	232	164		10	(5)		(21)	2	(3)	379	184
Total trading assets – debt and equity instruments	3,394	(358)	(c)	1,466	(632)		(640)	2,755	(1,083)	4,902	(219)	(c)
Net derivative receivables:(b)
Interest rate	(332)	1,395		87	(67)		(863)	(352)	28	(104)	286
Credit	(139)	62		48	(134)		(17)	71	(28)	(137)	28
Foreign exchange	(607)	(157)		39	(9)		109	8	22	(595)	(118)
Equity	(3,395)	2,001		589	(1,089)		529	(557)	(114)	(2,036)	2,619
Commodity	(16)	(263)		11	(28)		18	(4)	(15)	(297)	(276)
Total net derivative receivables	(4,489)	3,038	(c)	774	(1,327)		(224)	(834)	(107)	(3,169)	2,539	(c)
Available-for-sale securities:
Mortgage-backed securities	1	—		—	—		(1)	—	—	—	—
Total available-for-sale securities	1	—		—	—		(1)	—	—	—	—
Loans	—	(37)	(c)	—	—		—	298	—	261	(37)	(c)
Mortgage servicing rights	4,699	(1,493)	(d)	442	(73)		(495)	—	—	3,080	(1,493)	(d)
Other assets	724	(32)	(c)	37	(28)		(200)	40	—	541	(34)	(c)

	Fair value measurements using significant unobservable inputs
Six months ended June 30, 2020 (in millions)	Fair value at Jan 1, 2020	Total realized/unrealized (gains)/losses						Transfers into level 3(h)	Transfers (out of) level 3(h)	Fair value at June 30, 2020	Change in unrealized (gains)/losses related to financial instruments held at June 30, 2020
				Purchases	Sales	Issuances	Settlements(g)
Liabilities:(a)
Deposits	$3,360	$45	(c)(e)	$—	$—	$466	$(428)	$265	$(491)	$3,217	$58	(c)(e)
Short-term borrowings	1,674	(247)	(c)(e)	—	—	2,540	(1,676)	52	(38)	2,305	(37)	(c)(e)
Trading liabilities – debt and equity instruments	41	3	(c)	(76)	7	—	(5)	93	(4)	59	2	(c)
Accounts payable and other liabilities	45	(4)	(c)	(23)	33	—	—	40	—	91	(4)	(c)
Beneficial interests issued by consolidated VIEs	—	—		—	—	—	—	—	—	—	—
Long-term debt	23,339	(1,405)	(c)(e)	—	—	6,207	(5,358)	978	(1,033)	22,728	(476)	(c)(e)

	Fair value measurements using significant unobservable inputs
Six months ended June 30, 2019 (in millions)	Fair value at Jan 1, 2019	Total realized/unrealized gains/(losses)								Transfers into level 3(h)	Transfers (out of) level 3(h)	Fair value at June 30, 2019	Change in unrealized gains/(losses) related to financial instruments held at June 30, 2019
				Purchases(f)	Sales			Settlements(g)
Assets:(a)
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	$549	$(40)		$323	$(168)			$(38)		$1	$(10)	$617	$(37)
Residential – nonagency	64	25		81	(83)			(20)		15	(40)	42	—
Commercial – nonagency	11	2		16	(19)			(14)		15	(2)	9	—
Total mortgage-backed securities	624	(13)		420	(270)			(72)		31	(52)	668	(37)
Obligations of U.S. states and municipalities	689	14		58	(75)			(6)		—	—	680	15
Non-U.S. government debt securities	155	(1)		188	(157)			—		11	(6)	190	2
Corporate debt securities	334	29		284	(69)			(53)		79	(42)	562	35
Loans	1,706	139		457	(334)			(276)		298	(212)	1,778	128
Asset-backed securities	127	—		19	(79)			(37)		20	(17)	33	—
Total debt instruments	3,635	168		1,426	(984)			(444)		439	(329)	3,911	143
Equity securities	232	(14)		23	(82)			(22)		96	(86)	147	(11)
Other	301	24		15	(1)			(26)		1	(3)	311	45
Total trading assets – debt and equity instruments	4,168	178	(c)	1,464	(1,067)			(492)		536	(418)	4,369	177	(c)
Net derivative receivables:(b)
Interest rate	(38)	(663)		47	(87)	(i)		121	(i)	12	64	(544)	(725)
Credit	(107)	(144)		13	(2)			10		4	(6)	(232)	(155)
Foreign exchange	(297)	(187)		11	(17)			295		(25)	27	(193)	(144)
Equity	(2,225)	710		161	(455)			(685)		(215)	149	(2,560)	(134)
Commodity	(1,129)	362		10	(171)			45		(16)	(9)	(908)	485
Total net derivative receivables	(3,796)	78	(c)	242	(732)			(214)		(240)	225	(4,437)	(673)	(c)
Available-for-sale securities:
Mortgage-backed securities	1	—		—	—			(1)		—	—	—	—
Total available-for-sale securities	1	—		—	—			(1)		—	—	—	—
Loans	122	4	(c)	—	—			(121)		—	—	5	5	(c)
Mortgage servicing rights	6,130	(1,125)	(d)	862	(328)			(446)		—	—	5,093	(1,125)	(d)
Other assets	927	(96)	(c)	151	(88)			(27)		1	(7)	861	(98)	(c)

	Fair value measurements using significant unobservable inputs
Six months ended June 30, 2019 (in millions)	Fair value at Jan 1, 2019	Total realized/unrealized (gains)/losses								Transfers into level 3(h)	Transfers (out of) level 3(h)	Fair value at June 30, 2019	Change in unrealized (gains)/losses related to financial instruments held at June 30, 2019
				Purchases	Sales		Issuances	Settlements(g)
Liabilities:(a)
Deposits	$4,169	$241	(c)(e)	$—	$—		$427	$(316)		$—	$(455)	$4,066	$246	(c)(e)
Short-term borrowings	1,523	118	(c)(e)	—	—		1,688	(1,225)		68	(120)	2,052	115	(c)(e)
Trading liabilities – debt and equity instruments	50	—		(7)	16		—	—		7	(21)	45	1	(c)
Accounts payable and other liabilities	10	(1)	(c)	(8)	90		—	—		1	—	92	(1)	(c)
Beneficial interests issued by consolidated VIEs	1	(1)	(c)	—	—		—	—		—	—	—	—
Long-term debt	19,418	1,728	(c)(e)	—	—		4,699	(3,917)		473	(538)	21,863	2,039	(c)(e)

(a)
Level 3 assets as a percentage of total Firm assets accounted for at fair value (including assets measured at fair value on a nonrecurring basis) were 1% and 2% at June 30, 2020 and December 31, 2019, respectively. Level 3 liabilities as a percentage of total Firm liabilities accounted for at fair value (including liabilities measured at fair value on a nonrecurring basis) were 8% and 16%, at June 30, 2020 and December 31, 2019, respectively.

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

(e)
Realized (gains)/losses due to DVA for fair value option elected liabilities are reported in principal transactions revenue, and were not material for the three and six months ended June 30, 2020 and 2019, respectively. Unrealized (gains)/losses are reported in OCI, and they were $940 million and $(5) million for the three months ended June 30, 2020 and 2019, respectively and $(199) million and $170 million for the six months ended June 30, 2020 and 2019

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

(i)	Prior-period amounts have been revised to conform with the current presentation.
Level 3 analysis
Consolidated balance sheets changes
Level 3 assets, including assets measured at fair value on a nonrecurring basis, were 0.6% of total Firm assets at June 30, 2020. The following describes significant changes to level 3 assets since December 31, 2019, for those items measured at fair value on a recurring basis. Refer to Assets and liabilities measured at fair value on a nonrecurring basis on page 112 for further information on changes impacting items measured at fair value on a nonrecurring basis.
Three and six months ended June 30, 2020
Level 3 assets were $17.4 billion at June 30, 2020, reflecting a decrease of $1.7 billion from March 31, 2020 and an increase of $3.9 billion from December 31, 2019.
The decrease for the three months ended June 30, 2020 was driven by:

•	$676 million decrease in trading loans due to settlements.

•	$507 million decrease in gross equity derivative receivables due to settlements.
The increase for the six months ended June 30, 2020 was driven by:

•	$1.3 billion increase in trading loans due to transfers

•	$813 million increase in gross interest rate derivative receivables and $2.5 billion increase in gross equity derivative receivables due to gains net of settlements, partially offset by

•	$1.6 billion decrease in MSRs due to losses.
Refer to the sections below for additional information.
Transfers between levels for instruments carried at fair value on a recurring basis
For the three months ended June 30, 2020, significant transfers from level 2 into level 3 included the following:

•	$657 million of total debt and equity instruments, predominantly trading loans, driven by a decrease in observability.

•
$802 million of gross equity derivative receivables and $703 million of gross equity derivative payables as a result of a decrease in observability and an increase in the significance of unobservable inputs.

•	$608 million of long-term debt driven by a decrease in observability and an increase in the significance of unobservable inputs for certain structured notes.
For the six months ended June 30, 2020, significant transfers from level 2 into level 3 included the following:

•	$2.8 billion of total debt and equity instruments, predominantly trading loans, driven by a decrease in observability.

•
$1.8 billion of gross equity derivative receivables, $776 million of gross interest rate derivative payables and $2.4 billion of gross equity derivative payables as a result of a decrease in observability and an increase in the significance of unobservable inputs.

•	$978 million of long-term debt driven by a decrease in observability and an increase in the significance of unobservable inputs for certain structured notes.
For the three and six months ended June 30, 2020, significant transfers from level 3 into level 2 included the following:

•	$876 million and $1.1 billion, respectively, of total debt and equity instruments, predominantly trading loans, driven by an increase in observability.

•
$854 million and $1.1 billion, respectively, of gross equity derivative receivables and $646 million and $965 million, respectively, of gross equity derivative payables as a result of an increase in observability and a decrease in the significance of unobservable inputs.

•	$517 million and $1.0 billion, respectively, of long-term debt driven by an increase in observability and a decrease in the significance of unobservable inputs for certain structured notes.
For the three and six months ended June 30, 2019, there were no significant transfers from level 2 into level 3 or from level 3 into level 2.
All transfers are based on changes in the observability and/or significance of the valuation inputs and are assumed to occur at the beginning of the quarterly reporting period in which they occur.

Gains and losses
The following describes significant components of total realized/unrealized gains/(losses) for instruments measured at fair value on a recurring basis for the periods indicated. These amounts exclude any effects of the Firm’s risk management activities where the financial instruments are classified as level 1 and 2 of the fair value hierarchy. Refer to Changes in level 3 recurring fair value measurements rollforward tables on pages 105-111 for further information on these instruments.
Three months ended June 30, 2020

•	$43 million of net losses on assets, primarily driven by market movements in net derivative receivables.

•	$3.0 billion of net losses on liabilities, predominantly driven by market movements in long-term debt.
Three months ended June 30, 2019

•	$1.5 billion of net losses on assets, driven by derivative receivables due to market movements and MSRs reflecting updates to model inputs and faster prepayment speeds on lower rates.

•	$615 million of net losses on liabilities, largely due to market movements in long-term debt.
Six months ended June 30, 2020

•
$1.1 billion of net gains on assets, driven by gains in net interest rate derivative receivables and net equity derivative receivables due to market movements largely offset by losses in MSRs reflecting faster prepayment speeds on lower rates. Refer to Note 15 for additional information on MSRs.

•	$1.6 billion of net gains on liabilities, predominantly driven by market movements in long-term debt.
Six months ended June 30, 2019

•	$1.0 billion of net losses on assets, predominantly driven by MSRs reflecting updates to model inputs and faster prepayment speeds on lower rates.

•	$2.1 billion of net losses on liabilities, predominantly driven by market movements in long-term debt.

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

	Three months ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
Credit and funding adjustments:
Derivatives CVA	$207	$(44)	$(718)	$16
Derivatives FVA	676	(89)	(345)	63

Refer to Note 2 of JPMorgan Chase’s 2019 Form 10-K for further information about both credit and funding adjustments, as well as information about valuation adjustments on fair value option elected liabilities.

Assets and liabilities measured at fair value on a nonrecurring basis
The following tables present the assets and liabilities held as of June 30, 2020 and 2019, respectively, for which nonrecurring fair value adjustments were recorded during the six months ended June 30, 2020 and 2019, respectively, by major product category and fair value hierarchy.

	Fair value hierarchy					Total fair value
June 30, 2020 (in millions)	Level 1	Level 2		Level 3
Loans	$—	$1,793	(c)	$823	(d)	$2,616
Other assets(a)	—	4		392		396
Total assets measured at fair value on a nonrecurring basis	$—	$1,797		$1,215		$3,012
Accounts payable and other liabilities(b)	—	—		95		95
Total liabilities measured at fair value on a nonrecurring basis	$—	$—		$95		$95

	Fair value hierarchy				Total fair value
June 30, 2019 (in millions)	Level 1	Level 2		Level 3
Loans	$—	$1,716	(e)	$141	$1,857
Other assets	—	13		713	726
Total assets measured at fair value on a nonrecurring basis	$—	$1,729		$854	$2,583

(a)
Primarily includes equity securities without readily determinable fair values that were adjusted based on observable price changes in orderly transactions from an identical or similar investment of the same issuer (measurement alternative). Of the $392 million in level 3 assets measured at fair value on a nonrecurring basis as of June 30, 2020, $209 million related to equity securities adjusted based on the measurement alternative. These equity securities are classified as level 3 due to the infrequency of the observable prices and/or the restrictions on the shares.

(b)
Represents at June 30, 2020 the net markdowns associated with $3.4 billion of held-for-sale positions related to unfunded commitments in the bridge financing portfolio. There were no liabilities measured at fair value on a nonrecurring basis at June 30, 2019.

(c)	Primarily includes certain mortgage loans that were reclassified to held-for-sale.

(d)
Of the $823 million in level 3 assets measured at fair value on a nonrecurring basis as of June 30, 2020, $372 million related to residential real estate loans carried at the net realizable value of the underlying collateral (e.g., collateral-dependent loans). These amounts are classified as level 3 as they are valued using information from broker’s price opinions, appraisals and automated valuation models and discounted based upon the Firm’s experience with actual liquidation values. These discounts ranged from 15% to 46% with a weighted average of 28%.

(e)	Prior-period amounts have been revised to conform with the current presentation.
Nonrecurring fair value changes
The following table presents the total change in value of assets and liabilities for which fair value adjustments have been recognized for the three and six months ended June 30, 2020 and 2019, related to assets and liabilities held at those dates.

	Three months ended June 30,				Six months ended June 30,
(in millions)	2020		2019		2020		2019
Loans	$(39)	(b)	$(79)	(d)	$(303)	(b)	$(100)	(d)
Other assets(a)	(39)		13		(206)		90
Accounts payable and other liabilities	465	(c)	—		(95)	(c)	—
Total nonrecurring fair value gains/(losses)	$387		$(66)		$(604)		$(10)

(a)
Included $(4) million and $16 million for the three months ended June 30, 2020 and 2019, respectively and $(158) million and $95 million for the six months ended June 30, 2020 and 2019, respectively, of net (losses)/gains as a result of the measurement alternative.

(b)	Includes the impact of certain mortgage loans that were reclassified to held-for-sale.

(c)	Represents marks on held-for-sale positions related to unfunded commitments in the bridge financing portfolio.

(d)	Prior-period amounts have been revised to conform with the current presentation.
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
The following table presents the carrying value of equity securities without readily determinable fair values still held as of June 30, 2020 and 2019, that are measured under the measurement alternative and the related adjustments recorded during the periods presented for those securities with observable price changes. These securities are included in the nonrecurring fair value tables when applicable price changes are observable.

	Three months ended		Six months ended
	June 30		June 30
As of or for the period ended,
(in millions)	2020	2019	2020	2019
Other assets
Carrying value(a)	$2,620	$1,704	$2,620	$1,704
Upward carrying value changes(b)	4	52	13	136
Downward carrying value changes/impairment(c)	(9)	(36)	(171)	(42)

(a)	The carrying value as of December 31, 2019 was $2.4 billion.

(b)	The cumulative upward carrying value changes between January 1, 2018 and June 30, 2020 were $541 million.

(c)	The cumulative downward carrying value changes/impairment between January 1, 2018 and June 30, 2020 were $(368) million.
Included in other assets above is the Firm’s interest in approximately 40 million Visa Class B shares, recorded at a nominal carrying value. These shares are subject to certain transfer restrictions currently and will be convertible into Visa Class A shares upon final resolution of certain litigation matters involving Visa. The conversion rate of Visa Class B shares into Visa Class A shares is 1.6228 at June 30, 2020, and may be adjusted by Visa depending on developments related to the litigation matters.

Additional disclosures about the fair value of financial instruments that are not carried on the Consolidated balance sheets at fair value
The following table presents by fair value hierarchy classification the carrying values and estimated fair values at June 30, 2020, and December 31, 2019, of financial assets and liabilities, excluding financial instruments that are carried at fair value on a recurring basis, and their classification within the fair value hierarchy.

	June 30, 2020					December 31, 2019
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value
Financial assets
Cash and due from banks	$20.5	$20.5	$—	$—	$20.5	$21.7	$21.7	$—	$—	$21.7
Deposits with banks	473.2	473.2	—	—	473.2	241.9	241.9	—	—	241.9
Accrued interest and accounts receivable	71.4	—	71.4	—	71.4	71.3	—	71.2	0.1	71.3
Federal funds sold and securities purchased under resale agreements	13.0	—	13.0	—	13.0	234.6	—	234.6	—	234.6
Securities borrowed	100.2	—	100.2	—	100.2	133.5	—	133.5	—	133.5
Investment securities, held-to-maturity	72.9	—	76.1	—	76.1	47.5	0.1	48.8	—	48.9
Loans, net of allowance for loan losses(a)	940.5	—	215.9	752.5	968.4	939.5	—	214.1	734.9	949.0
Other	69.5	—	68.3	1.3	69.6	61.3	—	60.6	0.8	61.4
Financial liabilities
Deposits	$1,909.5	$—	$1,909.7	$—	$1,909.7	$1,533.8	$—	$1,534.1	$—	$1,534.1
Federal funds purchased and securities loaned or sold under repurchase agreements	46.3	—	46.3	—	46.3	183.1	—	183.1	—	183.1
Short-term borrowings	28.1	—	28.1	—	28.1	35.0	—	35.0	—	35.0
Accounts payable and other liabilities	188.8	—	184.7	3.8	188.5	164.0	0.1	160.0	3.5	163.6
Beneficial interests issued by consolidated VIEs	20.8	—	20.9	—	20.9	17.8	—	17.9	—	17.9
Long-term debt	242.2	—	239.8	3.4	243.2	215.5	—	218.3	3.5	221.8

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

	June 30, 2020					December 31, 2019
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value(a) (b)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value(a)	Level 1	Level 2	Level 3	Total estimated fair value
Wholesale lending-related commitments	$2.1	$—	$—	$2.4	$2.4	$1.2	$—	$—	$1.9	$1.9

(a)	Excludes the current carrying values of the guarantee liability and the offsetting asset, each of which is recognized at fair value at the inception of the guarantees.

(b)	Includes the wholesale allowance for lending-related commitments and net markdowns associated with held-for-sale positions related to unfunded commitments in the bridge financing portfolio.
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
Changes in fair value under the fair value option election
The following table presents the changes in fair value included in the Consolidated statements of income for the three and six months ended June 30, 2020 and 2019, for items for which the fair value option was elected. The profit and loss information presented below only includes the financial instruments that were elected to be measured at fair value; related risk management instruments, which are required to be measured at fair value, are not included in the table.

	Three months ended June 30,
	2020				2019
(in millions)	Principal transactions	All other income		Total changes in fair value recorded (e)	Principal transactions	All other income		Total changes in fair value recorded (e)
Federal funds sold and securities purchased under resale agreements	$(299)	$—		$(299)	$22	$—		$22
Securities borrowed	(58)	—		(58)	43	—		43
Trading assets:
Debt and equity instruments, excluding loans	1,209	—		1,209	204	—		204
Loans reported as trading assets:
Changes in instrument-specific credit risk	413	38	(c)	451	199	2	(c)	201
Other changes in fair value	(22)	754	(c)	732	120	328	(c)	448
Loans:
Changes in instrument-specific credit risk	(42)	—		(42)	(13)	—		(13)
Other changes in fair value	4	—		4	1	—		1
Other assets	28	25	(d)	53	2	3	(d)	5
Deposits(a)	(362)	—		(362)	(696)	—		(696)
Federal funds purchased and securities loaned or sold under repurchase agreements	181	—		181	(15)	—		(15)
Short-term borrowings(a)	(631)	—		(631)	(70)	—		(70)
Trading liabilities	—	—		—	2	—		2
Other liabilities	(11)	—		(11)	(4)	—		(4)
Long-term debt(a)(b)	(3,581)	(2)	(c)	(3,583)	(1,770)	—		(1,770)

	Six months ended June 30,
	2020				2019
(in millions)	Principal transactions	All other income		Total changes in fair value recorded (e)	Principal transactions	All other income		Total changes in fair value recorded (e)
Federal funds sold and securities purchased under resale agreements	$244	$—		$244	$33	$—		$33
Securities borrowed	168	—		168	80	—		80
Trading assets:
Debt and equity instruments, excluding loans	(1,229)	(1)	(c)	(1,230)	1,558	—		1,558
Loans reported as trading assets:
Changes in instrument-specific credit risk	(176)	15	(c)	(161)	447	5	(c)	452
Other changes in fair value	253	1,495	(c)	1,748	200	565	(c)	765
Loans:
Changes in instrument-specific credit risk	(46)	—		(46)	(8)	—		(8)
Other changes in fair value	23	—		23	1	—		1
Other assets	89	8	(d)	97	3	3	(d)	6
Deposits(a)	(465)	—		(465)	(1,192)	—		(1,192)
Federal funds purchased and securities loaned or sold under repurchase agreements	(78)	—		(78)	(20)	—		(20)
Short-term borrowings(a)	1,089	—		1,089	(774)	—		(774)
Trading liabilities	—	—		—	5	—		5
Other liabilities	(46)	—		(46)	(8)	—		(8)
Long-term debt(a)(b)	600	3	(c)	603	(4,606)	—		(4,606)

(a)
Unrealized gains/(losses) due to instrument-specific credit risk (DVA) for liabilities for which the fair value option has been elected are recorded in OCI, while realized gains/(losses) are recorded in principal transactions revenue. Realized gains/(losses) due to instrument-specific credit risk recorded in principal transactions revenue were $21 million and $19 million for the three and six months ended June 30, 2020, respectively. The amounts were not material for the three and six months ended June 30, 2019.

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

Difference between aggregate fair value and aggregate remaining contractual principal balance outstanding
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of June 30, 2020, and December 31, 2019, for loans, long-term debt and long-term beneficial interests for which the fair value option has been elected.

	June 30, 2020				December 31, 2019
(in millions)	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding
Loans(a)
Nonaccrual loans
Loans reported as trading assets	$4,566		$1,931	$(2,635)	$3,717		$1,111	$(2,606)
Loans	282		225	(57)	178		139	(39)
Subtotal	4,848		2,156	(2,692)	3,895		1,250	(2,645)
All other performing loans
Loans reported as trading assets	40,481		38,807	(1,674)	48,570		47,318	(1,252)
Loans	5,788		5,698	(90)	7,046		6,965	(81)
Total loans	$51,117		$46,661	$(4,456)	$59,511		$55,533	$(3,978)
Long-term debt
Principal-protected debt	$41,280	(c)	$40,717	$(563)	$40,124	(c)	$39,246	$(878)
Nonprincipal-protected debt(b)	NA		34,041	NA	NA		36,499	NA
Total long-term debt	NA		$74,758	NA	NA		$75,745	NA
Long-term beneficial interests
Nonprincipal-protected debt(b)	NA		$40	NA	NA		$36	NA
Total long-term beneficial interests	NA		$40	NA	NA		$36	NA

(a)	There were no performing loans that were ninety days or more past due as of June 30, 2020, and December 31, 2019, respectively.

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

At June 30, 2020, and December 31, 2019, the contractual amount of lending-related commitments for which the fair value option was elected was $12.1 billion and $8.6 billion, respectively, with a corresponding fair value of $(121) million and $(120) million, respectively. Refer to Note 28 of JPMorgan Chase’s 2019 Form 10-K, and Note 23 of this Form 10-Q for further information regarding off-balance sheet lending-related financial instruments. Prior-period amounts have been revised to conform with the current presentation.
Structured note products by balance sheet classification and risk component
The following table presents the fair value of structured notes, by balance sheet classification and the primary risk type.

	June 30, 2020				December 31, 2019
(in millions)	Long-term debt	Short-term borrowings	Deposits	Total	Long-term debt	Short-term borrowings	Deposits	Total
Risk exposure
Interest rate	$37,317	$286	$10,190	$47,793	$35,470	$34	$16,692	$52,196
Credit	5,119	494	—	5,613	5,715	875	—	6,590
Foreign exchange	3,929	121	4	4,054	3,862	48	5	3,915
Equity	27,416	4,984	7,508	39,908	29,294	4,852	8,177	42,323
Commodity	417	24	1,500	1,941	472	32	1,454	1,958
Total structured notes	$74,198	$5,909	$19,202	$99,309	$74,813	$5,841	$26,328	$106,982

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

The table below presents both on–balance sheet and off–balance sheet consumer and wholesale-related credit exposure by the Firm’s three credit portfolio segments as of June 30, 2020, and December 31, 2019. The wholesale industry of risk category is generally based on the client or counterparty’s primary business activity.
In conjunction with the adoption of CECL, the Firm reclassified risk-rated loans and lending-related commitments from the consumer, excluding credit card portfolio segment to the wholesale portfolio segment, to align with the methodology applied when determining the allowance. Prior-period amounts have been revised to conform with the current presentation. Refer to Note 1 for further information.

	June 30, 2020					December 31, 2019
	Credit exposure(h)	On-balance sheet			Off-balance sheet(j)	Credit exposure(h)	On-balance sheet		Off-balance sheet(j)
(in millions)		Loans		Derivatives			Loans	Derivatives
Consumer, excluding credit card	$354,265	$308,917	(i)	$—	$45,348	$338,170	$298,001	$—	$40,169
Credit card(a)	815,492	141,656		—	673,836	819,644	168,924	—	650,720
Total consumer-related(a)	1,169,757	450,573		—	719,184	1,157,814	466,925	—	690,889
Wholesale-related(b)
Real Estate	148,656	122,202		1,581	24,873	150,805	117,709	619	32,477
Consumer & Retail	110,160	47,705		2,532	59,923	106,986	36,985	1,424	68,577
Individuals and Individual Entities(c)	109,563	96,890		1,762	10,911	105,018	94,616	694	9,708
Industrials	66,179	26,058		1,752	38,369	62,483	22,063	878	39,542
Healthcare	60,471	21,028		3,298	36,145	50,824	17,607	2,078	31,139
Technology, Media & Telecommunications	60,461	17,637		3,791	39,033	60,033	15,322	2,766	41,945
Asset Managers	60,270	26,911		9,186	24,173	51,856	24,008	7,160	20,688
Banks & Finance Cos	49,970	26,985		6,870	16,115	50,786	31,191	5,165	14,430
Oil & Gas	43,035	14,141		996	27,898	41,641	13,101	852	27,688
Automotive	38,294	19,085		1,691	17,518	35,118	18,844	368	15,906
State & Municipal Govt(d)	36,824	16,830		2,597	17,397	30,095	13,271	2,000	14,824
Utilities	32,078	5,858		3,242	22,978	34,843	5,157	2,573	27,113
Transportation	18,089	8,892		1,847	7,350	14,497	5,253	715	8,529
Chemicals & Plastics	17,172	5,129		752	11,291	17,499	4,864	459	12,176
Central Govt	16,385	2,985		12,233	1,167	14,865	2,840	10,477	1,548
Metals & Mining	15,790	5,874		757	9,159	15,586	5,364	402	9,820
Insurance	14,804	1,808		3,193	9,803	12,348	1,356	2,282	8,710
Securities Firms	8,233	531		4,863	2,839	7,344	757	4,507	2,080
Financial Markets Infrastructure	7,724	110		5,860	1,754	4,121	13	2,482	1,626
All other(e)	82,968	50,128		6,043	26,797	78,006	51,357	1,865	24,784
Subtotal	997,126	516,787		74,846	405,493	944,754	481,678	49,766	413,310
Loans held-for-sale and loans at fair value	11,158	11,158		—	—	11,166	11,166	—	—
Receivables from customers and other(f)	22,403	—		—	—	33,706	—	—	—
Total wholesale-related	1,030,687	527,945		74,846	405,493	989,626	492,844	49,766	413,310
Total exposure(g)(h)	$2,200,444	$978,518		$74,846	$1,124,677	$2,147,440	$959,769	$49,766	$1,104,199

(a)	Also includes commercial card lending-related commitments primarily in CB and CIB.

(b)
The industry rankings presented in the table as of December 31, 2019, are based on the industry rankings of the corresponding exposures at June 30, 2020, not actual rankings of such exposures at December 31, 2019.

(c)	Individuals and Individual Entities predominantly consists of Wealth Management clients within AWM and includes exposure to personal investment companies and personal and testamentary trusts.

(d)
In addition to the credit risk exposure to states and municipal governments (both U.S. and non-U.S.) at June 30, 2020, and December 31, 2019, noted above, the Firm held: $7.5 billion and $6.5 billion, respectively, of trading assets; $30.4 billion and $29.8 billion, respectively, of AFS securities; and $4.8 billion at both periods of HTM securities, issued by U.S. state and municipal governments. Refer to Note 2 and Note 10 for further information.

(e)
All other includes: SPEs and Private education and civic organizations, representing approximately 90% and 10%, respectively, at both June 30, 2020, and December 31, 2019. Refer to Note 14 for more information on exposures to SPEs.

(f)
Receivables from customers primarily represent held-for-investment margin loans to brokerage clients in CIB and AWM that are collateralized by assets maintained in the clients’ brokerage accounts (e.g., cash on deposit, liquid and readily marketable debt or equity securities), as such generally no allowance for credit losses is held against these receivables. To manage its credit risk the Firm establishes margin requirements and monitors the required margin levels on an ongoing basis, and requires clients to deposit additional cash or other collateral, or to reduce positions, when appropriate. These receivables are reported within accrued interest and accounts receivable on the Firm’s Consolidated balance sheets.

(g)
Excludes cash placed with banks of $484.2 billion and $254.0 billion, at June 30, 2020, and December 31, 2019, respectively, which is predominantly placed with various central banks, primarily Federal Reserve Banks.

(h)
Credit exposure is net of risk participations and excludes the benefit of credit derivatives used in credit portfolio management activities held against derivative receivables or loans and liquid securities and other cash collateral held against derivative receivables.

(i)
At June 30, 2020, included $19.9 billion of loans in Business Banking under the PPP. PPP loans are guaranteed by the SBA. Other than in certain limited circumstances, the Firm typically does not recognize charge-offs, classify as nonaccrual nor record an allowance for loan losses on government guaranteed loans.

(j)	Represents lending-related financial instruments.

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

The following table outlines the Firm’s primary uses of derivatives and the related hedge accounting designation or disclosure category.

Type of Derivative	Use of Derivative	Designation and disclosure	Affected segment or unit	10-Q page reference
Manage specifically identified risk exposures in qualifying hedge accounting relationships:
• Interest rate	Hedge fixed rate assets and liabilities	Fair value hedge	Corporate	126-127
• Interest rate	Hedge floating-rate assets and liabilities	Cash flow hedge	Corporate	128
• Foreign exchange	Hedge foreign currency-denominated assets and liabilities	Fair value hedge	Corporate	126-127
• Foreign exchange	Hedge foreign currency-denominated forecasted revenue and expense	Cash flow hedge	Corporate	128
• Foreign exchange	Hedge the value of the Firm’s investments in non-U.S. dollar functional currency entities	Net investment hedge	Corporate	129
• Commodity	Hedge commodity inventory	Fair value hedge	CIB	126-127
Manage specifically identified risk exposures not designated in qualifying hedge accounting relationships:
• Interest rate	Manage the risk associated with mortgage commitments, warehouse loans and MSRs	Specified risk management	CCB	129
• Credit	Manage the credit risk associated with wholesale lending exposures	Specified risk management	CIB	129
• Interest rate and foreign exchange	Manage the risk associated with certain other specified assets and liabilities	Specified risk management	Corporate	129
Market-making derivatives and other activities:
• Various	Market-making and related risk management	Market-making and other	CIB	129
• Various	Other derivatives	Market-making and other	CIB, AWM, Corporate	129

Notional amount of derivative contracts
The following table summarizes the notional amount of derivative contracts outstanding as of June 30, 2020, and December 31, 2019.

	Notional amounts(b)
(in billions)	June 30, 2020	December 31, 2019
Interest rate contracts
Swaps	$23,899	$21,228
Futures and forwards	5,338	3,152
Written options	3,633	3,938
Purchased options	4,033	4,361
Total interest rate contracts	36,903	32,679
Credit derivatives(a)	1,250	1,242
Foreign exchange contracts
Cross-currency swaps	3,730	3,604
Spot, futures and forwards	7,201	5,577
Written options	750	700
Purchased options	752	718
Total foreign exchange contracts	12,433	10,599
Equity contracts
Swaps	349	406
Futures and forwards	122	142
Written options	675	646
Purchased options	633	611
Total equity contracts	1,779	1,805
Commodity contracts
Swaps	133	147
Spot, futures and forwards	212	211
Written options	154	135
Purchased options	141	124
Total commodity contracts	640	617
Total derivative notional amounts	$53,005	$46,942

(a)	Refer to the Credit derivatives discussion on page 130 for more information on volumes and types of credit derivative contracts.

(b)	Represents the sum of gross long and gross short third-party notional derivative contracts.
While the notional amounts disclosed above give an indication of the volume of the Firm’s derivatives activity, the notional amounts significantly exceed, in the Firm’s view, the possible losses that could arise from such transactions. For most derivative contracts, the notional amount is not exchanged; it is simply a reference amount used to calculate payments.

Impact of derivatives on the Consolidated balance sheets
The following table summarizes information on derivative receivables and payables (before and after netting adjustments) that are reflected on the Firm’s Consolidated balance sheets as of June 30, 2020, and December 31, 2019, by accounting designation (e.g., whether the derivatives were designated in qualifying hedge accounting relationships or not) and contract type.

Free-standing derivative receivables and payables(a)
	Gross derivative receivables				Gross derivative payables
June 30, 2020 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables(b)	Not designated as hedges	Designated as hedges	Total derivative payables	Net derivative payables(b)
Trading assets and liabilities
Interest rate	$408,225	$767	$408,992	$37,028	$369,518	$1	$369,519	$12,770
Credit	14,933	—	14,933	1,171	15,926	—	15,926	2,080
Foreign exchange	162,460	1,335	163,795	12,575	176,032	624	176,656	16,177
Equity	67,932	—	67,932	14,857	68,710	—	68,710	15,962
Commodity	24,771	847	25,618	9,215	26,045	1,102	27,147	10,488
Total fair value of trading assets and liabilities	$678,321	$2,949	$681,270	$74,846	$656,231	$1,727	$657,958	$57,477

	Gross derivative receivables				Gross derivative payables
December 31, 2019 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables(b)	Not designated as hedges	Designated as hedges	Total derivative payables	Net derivative payables(b)
Trading assets and liabilities
Interest rate	$312,451	$843	$313,294	$27,421	$279,272	$1	$279,273	$8,603
Credit	14,876	—	14,876	701	15,121	—	15,121	1,652
Foreign exchange	138,179	308	138,487	9,005	144,125	983	145,108	13,158
Equity	45,727	—	45,727	6,477	52,741	—	52,741	12,537
Commodity	16,914	328	17,242	6,162	19,736	149	19,885	7,758
Total fair value of trading assets and liabilities	$528,147	$1,479	$529,626	$49,766	$510,995	$1,133	$512,128	$43,708

(a)	Balances exclude structured notes for which the fair value option has been elected. Refer to Note 3 for further information.

(b)
As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral receivables and payables when a legally enforceable master netting agreement exists.

Derivatives netting
The following tables present, as of June 30, 2020, and December 31, 2019, gross and net derivative receivables and payables by contract and settlement type. Derivative receivables and payables, as well as the related cash collateral from the same counterparty have been netted on the Consolidated balance sheets where the Firm has obtained an appropriate legal opinion with respect to the master netting agreement. Where such a legal opinion has not been either sought or obtained, amounts are not eligible for netting on the Consolidated balance sheets, and those derivative receivables and payables are shown separately in the tables below.
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

	June 30, 2020				December 31, 2019
(in millions)	Gross derivative receivables	Amounts netted on the Consolidated balance sheets	Net derivative receivables		Gross derivative receivables	Amounts netted on the Consolidated balance sheets	Net derivative receivables
U.S. GAAP nettable derivative receivables
Interest rate contracts:
Over-the-counter (“OTC”)	$387,069	$(356,834)	$30,235		$299,205	$(276,255)	$22,950
OTC–cleared	14,434	(14,315)	119		9,442	(9,360)	82
Exchange-traded(a)	875	(815)	60		347	(258)	89
Total interest rate contracts	402,378	(371,964)	30,414		308,994	(285,873)	23,121
Credit contracts:
OTC	11,598	(10,840)	758		10,743	(10,317)	426
OTC–cleared	2,946	(2,922)	24		3,864	(3,858)	6
Total credit contracts	14,544	(13,762)	782		14,607	(14,175)	432
Foreign exchange contracts:
OTC	160,126	(150,502)	9,624		136,252	(129,324)	6,928
OTC–cleared	736	(715)	21		185	(152)	33
Exchange-traded(a)	24	(3)	21		10	(6)	4
Total foreign exchange contracts	160,886	(151,220)	9,666		136,447	(129,482)	6,965
Equity contracts:
OTC	26,510	(24,792)	1,718		23,106	(20,820)	2,286
Exchange-traded(a)	31,829	(28,283)	3,546		19,654	(18,430)	1,224
Total equity contracts	58,339	(53,075)	5,264		42,760	(39,250)	3,510
Commodity contracts:
OTC	12,803	(9,066)	3,737		7,093	(5,149)	1,944
OTC–cleared	35	(35)	—		28	(28)	—
Exchange-traded(a)	7,544	(7,302)	242		6,154	(5,903)	251
Total commodity contracts	20,382	(16,403)	3,979		13,275	(11,080)	2,195
Derivative receivables with appropriate legal opinion	656,529	(606,424)	50,105	(d)	516,083	(479,860)	36,223	(d)
Derivative receivables where an appropriate legal opinion has not been either sought or obtained	24,741		24,741		13,543		13,543
Total derivative receivables recognized on the Consolidated balance sheets	$681,270		$74,846		$529,626		$49,766
Collateral not nettable on the Consolidated balance sheets(b)(c)			(18,711)				(14,226)
Net amounts			$56,135				$35,540

	June 30, 2020				December 31, 2019
(in millions)	Gross derivative payables	Amounts netted on the Consolidated balance sheets	Net derivative payables		Gross derivative payables	Amounts netted on the Consolidated balance sheets	Net derivative payables
U.S. GAAP nettable derivative payables
Interest rate contracts:
OTC	$352,062	$(341,400)	$10,662		$267,311	$(260,229)	$7,082
OTC–cleared	14,945	(14,645)	300		10,217	(10,138)	79
Exchange-traded(a)	721	(704)	17		365	(303)	62
Total interest rate contracts	367,728	(356,749)	10,979		277,893	(270,670)	7,223
Credit contracts:
OTC	12,657	(11,068)	1,589		11,570	(10,080)	1,490
OTC–cleared	2,780	(2,778)	2		3,390	(3,389)	1
Total credit contracts	15,437	(13,846)	1,591		14,960	(13,469)	1,491
Foreign exchange contracts:
OTC	172,678	(159,750)	12,928		142,360	(131,792)	10,568
OTC–cleared	736	(726)	10		186	(152)	34
Exchange-traded(a)	22	(3)	19		12	(6)	6
Total foreign exchange contracts	173,436	(160,479)	12,957		142,558	(131,950)	10,608
Equity contracts:
OTC	30,160	(24,481)	5,679		27,594	(21,778)	5,816
Exchange-traded(a)	30,605	(28,267)	2,338		20,216	(18,426)	1,790
Total equity contracts	60,765	(52,748)	8,017		47,810	(40,204)	7,606
Commodity contracts:
OTC	13,899	(9,185)	4,714		8,714	(6,235)	2,479
OTC–cleared	44	(44)	—		30	(30)	—
Exchange-traded(a)	7,486	(7,430)	56		6,012	(5,862)	150
Total commodity contracts	21,429	(16,659)	4,770		14,756	(12,127)	2,629
Derivative payables with appropriate legal opinion	638,795	(600,481)	38,314	(d)	497,977	(468,420)	29,557	(d)
Derivative payables where an appropriate legal opinion has not been either sought or obtained	19,163		19,163		14,151		14,151
Total derivative payables recognized on the Consolidated balance sheets	$657,958		$57,477		$512,128		$43,708
Collateral not nettable on the Consolidated balance sheets(b)(c)			(12,607)				(7,896)
Net amounts			$44,870				$35,812

(a)	Exchange-traded derivative balances that relate to futures contracts are settled daily.

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

(d)
Net derivatives receivable included cash collateral netted of $80.7 billion and $65.9 billion at June 30, 2020, and December 31, 2019, respectively. Net derivatives payable included cash collateral netted of $74.7 billion and $54.4 billion at June 30, 2020, and December 31, 2019, respectively. Derivative cash collateral relates to OTC and OTC-cleared derivative instruments.

Liquidity risk and credit-related contingent features
Refer to Note 5 of JPMorgan Chase’s 2019 Form 10-K for a more detailed discussion of liquidity risk and credit-related contingent features related to the Firm’s derivative contracts.
The following table shows the aggregate fair value of net derivative payables related to OTC and OTC-cleared derivatives that contain contingent collateral or termination features that may be triggered upon a ratings downgrade, and the associated collateral the Firm has posted in the normal course of business, at June 30, 2020, and December 31, 2019.

OTC and OTC-cleared derivative payables containing downgrade triggers
(in millions)	June 30, 2020	December 31, 2019
Aggregate fair value of net derivative payables	$27,255	$14,819
Collateral posted	26,527	13,329

The following table shows the impact of a single-notch and two-notch downgrade of the long-term issuer ratings of JPMorgan Chase & Co. and its subsidiaries, predominantly JPMorgan Chase Bank, N.A., at June 30, 2020, and December 31, 2019, related to OTC and OTC-cleared derivative contracts with contingent collateral or termination features that may be triggered upon a ratings downgrade. Derivatives contracts generally require additional collateral to be posted or terminations to be triggered when the predefined threshold rating is breached. A downgrade by a single rating agency that does not result in a rating lower than a preexisting corresponding rating provided by another major rating agency will generally not result in additional collateral (except in certain instances in which additional initial margin may be required upon a ratings downgrade), nor in termination payments requirements. The liquidity impact in the table is calculated based upon a downgrade below the lowest current rating of the rating agencies referred to in the derivative contract.

Liquidity impact of downgrade triggers on OTC and OTC-cleared derivatives
	June 30, 2020		December 31, 2019
(in millions)	Single-notch downgrade	Two-notch downgrade	Single-notch downgrade	Two-notch downgrade
Amount of additional collateral to be posted upon downgrade(a)	$191	$1,295	$189	$1,467
Amount required to settle contracts with termination triggers upon downgrade(b)	182	2,273	104	1,398

(a)	Includes the additional collateral to be posted for initial margin.

(b)	Amounts represent fair values of derivative payables, and do not reflect collateral posted.
Derivatives executed in contemplation of a sale of the underlying financial asset
In certain instances the Firm enters into transactions in which it transfers financial assets but maintains the economic exposure to the transferred assets by entering into a derivative with the same counterparty in contemplation of the initial transfer. The Firm generally accounts for such transfers as collateralized financing transactions as described in Note 11, but in limited circumstances they may qualify to be accounted for as a sale and a derivative under U.S. GAAP. The amount of such transfers accounted for as a sale where the associated derivative was outstanding was not material at June 30, 2020 and December 31, 2019.

Impact of derivatives on the Consolidated statements of income
The following tables provide information related to gains and losses recorded on derivatives based on their hedge accounting designation or purpose.
Fair value hedge gains and losses
The following tables present derivative instruments, by contract type, used in fair value hedge accounting relationships, as well as pre-tax gains/(losses) recorded on such derivatives and the related hedged items for the three and six months ended June 30, 2020 and 2019, respectively. The Firm includes gains/(losses) on the hedging derivative in the same line item in the Consolidated statements of income as the related hedged item.

	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
Three months ended June 30, 2020 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$464	$(288)	$176	$—	$205	$—
Foreign exchange(c)	(304)	338	34	(121)	34	21
Commodity(d)	(1,730)	1,771	41	—	44	—
Total	$(1,570)	$1,821	$251	$(121)	$283	$21

	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
Three months ended June 30, 2019 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$1,762	$(1,556)	$206	$—	$196	$—
Foreign exchange(c)	426	(301)	125	(229)	125	112
Commodity(d)	(154)	175	21	—	17	—
Total	$2,034	$(1,682)	$352	$(229)	$338	$112

	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
Six months ended June 30, 2020 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$4,551	$(4,076)	$475	$—	$419	$—
Foreign exchange(c)	272	(150)	122	(300)	122	136
Commodity(d)	(202)	289	87	—	93	—
Total	$4,621	$(3,937)	$684	$(300)	$634	$136

	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
Six months ended June 30, 2019 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$3,226	$(2,849)	$377	$—	$368	$—
Foreign exchange(c)	136	108	244	(451)	244	115
Commodity(d)	(442)	469	27	—	18	—
Total	$2,920	$(2,272)	$648	$(451)	$630	$115

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

As of June 30, 2020 and December 31, 2019, the following amounts were recorded on the Consolidated balance sheets related to certain cumulative fair value hedge basis adjustments that are expected to reverse through the income statement in future periods as an adjustment to yield.

	Carrying amount of the hedged items(a)(b)		Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged items:
June 30, 2020 (in millions)			Active hedging relationships	Discontinued hedging relationships(d)(e)	Total
Assets
Investment securities - AFS	$144,081	(c)	$7,478	$246	$7,724
Liabilities
Long-term debt	$185,123		$14,771	$3,809	$18,580
Beneficial interests issued by consolidated VIEs	1,595		—	(4)	(4)

	Carrying amount of the hedged items(a)(b)		Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged items:
December 31, 2019 (in millions)			Active hedging relationships	Discontinued hedging relationships(d)(e)	Total
Assets
Investment securities - AFS	$125,860	(c)	$2,110	$278	$2,388
Liabilities
Long-term debt	$157,545		$6,719	$161	$6,880
Beneficial interests issued by consolidated VIEs	2,365		—	(8)	(8)

(a)
Excludes physical commodities with a carrying value of $8.2 billion and $6.5 billion at June 30, 2020 and December 31, 2019, respectively, to which the Firm applies fair value hedge accounting. As a result of the application of hedge accounting, these inventories are carried at fair value, thus recognizing unrealized gains and losses in current periods. Since the Firm exits these positions at fair value, there is no incremental impact to net income in future periods.

(b)
Excludes hedged items where only foreign currency risk is the designated hedged risk, as basis adjustments related to foreign currency hedges will not reverse through the income statement in future periods. At June 30, 2020 and December 31, 2019, the carrying amount excluded for AFS securities is $19.2 billion and $14.9 billion, respectively, and for long-term debt is $7.8 billion and $2.8 billion, respectively.

(c)	Carrying amount represents the amortized cost.

(d)	Represents basis adjustments existing on the balance sheet date associated with hedged items that have been de-designated from qualifying fair value hedging relationships.

(e)
Positive amounts related to assets represent cumulative fair value hedge basis adjustments that will reduce net interest income in future periods. Positive (negative) amounts related to liabilities represent cumulative fair value hedge basis adjustments that will increase (reduce) net interest income in future periods.

Cash flow hedge gains and losses
The following tables present derivative instruments, by contract type, used in cash flow hedge accounting relationships, and the pre-tax gains/(losses) recorded on such derivatives, for the three and six months ended June 30, 2020 and 2019, respectively. The Firm includes the gain/(loss) on the hedging derivative in the same line item in the Consolidated statements of income as the change in cash flows on the related hedged item.

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Three months ended June 30, 2020 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$127	$412	$285
Foreign exchange(b)	(34)	(10)	24
Total	$93	$402	$309

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Three months ended June 30, 2019 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$2	$155	$153
Foreign exchange(b)	(28)	(54)	(26)
Total	$(26)	$101	$127

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Six months ended June 30, 2020 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$118	$3,873	$3,755
Foreign exchange(b)	(17)	(220)	(203)
Total	$101	$3,653	$3,552

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Six months ended June 30, 2019 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$4	$211	$207
Foreign exchange(b)	(69)	31	100
Total	$(65)	$242	$307

(a)	Primarily consists of hedges of LIBOR-indexed floating-rate assets and floating-rate liabilities. Gains and losses were recorded in net interest income.

(b)
Primarily consists of hedges of the foreign currency risk of non-U.S. dollar-denominated revenue and expense. The income statement classification of gains and losses follows the hedged item – primarily noninterest revenue and compensation expense.

The Firm did not experience any forecasted transactions that failed to occur for the three and six months ended June 30, 2020 and 2019.
Over the next 12 months, the Firm expects that approximately $498 million (after-tax) of net gains recorded in AOCI at June 30, 2020, related to cash flow hedges will be recognized in income. For cash flow hedges that have been terminated, the maximum length of time over which the derivative results recorded in AOCI will be recognized in earnings is approximately ten years, corresponding to the timing of the originally hedged forecasted cash flows.
For open cash flow hedges, the maximum length of time over which forecasted transactions are hedged is approximately seven years. The Firm’s longer-dated forecasted transactions relate to core lending and borrowing activities.

Net investment hedge gains and losses
The following table presents hedging instruments, by contract type, that were used in net investment hedge accounting relationships, and the pre-tax gains/(losses) recorded on such instruments for the three and six months ended June 30, 2020 and 2019.

	Gains/(losses) recorded in income and other comprehensive income/(loss)
	2020		2019
Three months ended June 30, (in millions)	Amounts recorded in income(a)(b)	Amounts recorded in OCI	Amounts recorded in income(a)(b)	Amounts recorded in OCI
Foreign exchange derivatives	$(81)	$(413)	$27	$(123)

	Gains/(losses) recorded in income and other comprehensive income/(loss)
	2020		2019
Six months ended June 30, (in millions)	Amounts recorded in income(a)(b)	Amounts recorded in OCI	Amounts recorded in income(a)(b)	Amounts recorded in OCI
Foreign exchange derivatives	$(71)	$1,176	$48	$(161)

(a)
Certain components of hedging derivatives are permitted to be excluded from the assessment of hedge effectiveness, such as forward points on foreign exchange forward contracts. The Firm elects to record changes in fair value of these amounts directly in other income.

(b)
Excludes amounts reclassified from AOCI to income on the sale or liquidation of hedged entities. The Firm reclassified pre-tax (losses) of $(8) million and net pre-tax gains of $5 million to other income related to the liquidation of certain legal entities during the three and six months ended June 30, 2020 and 2019, respectively. Refer to Note 20 for further information.

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

	Derivatives gains/(losses) recorded in income
	Three months ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
Contract type
Interest rate(a)	$644	$657	$1,936	$949
Credit(b)	(100)	(2)	(39)	(12)
Foreign exchange(c)	(28)	(75)	78	(25)
Total	$516	$580	$1,975	$912

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

Credit derivatives
Refer to Note 5 of JPMorgan Chase’s 2019 Form 10-K for a more detailed discussion of credit derivatives. The following tables present a summary of the notional amounts of credit derivatives and credit-related notes the Firm sold and purchased as of June 30, 2020 and December 31, 2019. The Firm does not use notional amounts of credit derivatives as the primary measure of risk management for such derivatives, because the notional amount does not take into account the probability of the occurrence of a credit event, the recovery value of the reference obligation, or related cash instruments and economic hedges, each of which reduces, in the Firm’s view, the risks associated with such derivatives.
Total credit derivatives and credit-related notes

	Maximum payout/Notional amount
June 30, 2020 (in millions)	Protection sold	Protection purchased with identical underlyings(b)	Net protection (sold)/purchased(c)	Other protection purchased(d)
Credit derivatives
Credit default swaps	$(576,962)	$596,882	$19,920	$4,515
Other credit derivatives(a)	(28,069)	35,496	7,427	8,522
Total credit derivatives	(605,031)	632,378	27,347	13,037
Credit-related notes	—	—	—	9,228
Total	$(605,031)	$632,378	$27,347	$22,265

	Maximum payout/Notional amount
December 31, 2019 (in millions)	Protection sold	Protection purchased with identical underlyings(b)	Net protection (sold)/purchased(c)	Other protection purchased(d)
Credit derivatives
Credit default swaps	$(562,338)	$571,892	$9,554	$3,936
Other credit derivatives(a)	(44,929)	52,007	7,078	7,364
Total credit derivatives	(607,267)	623,899	16,632	11,300
Credit-related notes	—	—	—	9,606
Total	$(607,267)	$623,899	$16,632	$20,906

(a)	Other credit derivatives predominantly consist of credit swap options and total return swaps.

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
The following tables summarize the notional amounts by the ratings, maturity profile, and total fair value, of credit derivatives and credit-related notes as of June 30, 2020, and December 31, 2019, where JPMorgan Chase is the seller of protection. The maturity profile is based on the remaining contractual maturity of the credit derivative contracts. The ratings profile is based on the rating of the reference entity on which the credit derivative contract is based. The ratings and maturity profile of credit derivatives and credit-related notes where JPMorgan Chase is the purchaser of protection are comparable to the profile reflected below.

Protection sold — credit derivatives and credit-related notes ratings(a)/maturity profile
June 30, 2020 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)	Fair value of payables(b)	Net fair value
Risk rating of reference entity
Investment-grade	$(94,891)	$(320,604)	$(37,397)	$(452,892)	$3,970	$(2,297)	$1,673
Noninvestment-grade	(37,051)	(106,115)	(8,973)	(152,139)	2,346	(4,950)	(2,604)
Total	$(131,942)	$(426,719)	$(46,370)	$(605,031)	$6,316	$(7,247)	$(931)

December 31, 2019 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)	Fair value of payables(b)	Net fair value
Risk rating of reference entity
Investment-grade	$(114,460)	$(311,407)	$(42,129)	$(467,996)	$6,153	$(911)	$5,242
Noninvestment-grade	(41,661)	(87,769)	(9,841)	(139,271)	4,281	(2,882)	1,399
Total	$(156,121)	$(399,176)	$(51,970)	$(607,267)	$10,434	$(3,793)	$6,641

(a)	The ratings scale is primarily based on external credit ratings defined by S&P and Moody’s.

(b)	Amounts are shown on a gross basis, before the benefit of legally enforceable master netting agreements including cash collateral netting.

Note 6 – Noninterest revenue and noninterest expense
Noninterest revenue
Refer to Note 6 of JPMorgan Chase’s 2019 Form 10-K for a discussion of the components of and accounting policies for the Firm’s noninterest revenue.
Investment banking fees
The following table presents the components of investment banking fees.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
Underwriting
Equity	$974	$515	$1,301	$776
Debt	1,279	820	2,323	1,765
Total underwriting	2,253	1,335	3,624	2,541
Advisory	597	516	1,092	1,150
Total investment banking fees	$2,850	$1,851	$4,716	$3,691

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

	Three months ended June 30,				Six months ended June 30,
(in millions)	2020		2019		2020		2019
Trading revenue by instrument type
Interest rate(a)	$1,519		$463	(d)	$1,971		$1,262	(d)
Credit(b)	1,953	(c)	474	(d)	1,251	(c)	1,093	(d)
Foreign exchange	1,425		737	(d)	2,892		1,625	(d)
Equity	2,058		1,914	(d)	3,406		3,275	(d)
Commodity	591		229	(d)	1,028		612	(d)
Total trading revenue	7,546		3,817		10,548		7,867
Private equity gains/(losses)	75		(103)		10		(77)
Principal transactions	$7,621		$3,714		$10,558		$7,790

(a)	Includes the impact of changes in funding valuation adjustments on derivatives.

(b)	Includes the impact of changes in credit valuation adjustments on derivatives, net of the associated hedging activities.

(c)	Includes marks on held-for-sale positions, including unfunded commitments, in the bridge financing portfolio.

(d)	Prior-period amounts were revised to conform with the current presentation.

Lending- and deposit-related fees
The following table presents the components of lending- and deposit-related fees.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
Lending-related fees	$288	$285	$579	$575
Deposit-related fees(a)	1,143	1,339	2,558	2,608
Total lending- and deposit-related fees	$1,431	$1,624	$3,137	$3,183

(a)
In the first quarter of 2020, the Firm reclassified certain fees from asset management, administration and commissions to lending- and deposit-related fees. Prior-period amounts have been revised to conform with the current presentation.

Asset management, administration and commissions
The following table presents the components of asset management, administration and commissions.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
Asset management fees
Investment management fees(a)	$2,717	$2,698	$5,502	$5,275
All other asset management fees(b)	75	78	168	147
Total asset management fees	2,792	2,776	5,670	5,422

Total administration fees(c)	546	544	1,100	1,079

Commissions and other fees
Brokerage commissions(d)	715	641	1,579	1,227
All other commissions and fees(e)	213	303	457	573
Total commissions and fees	928	944	2,036	1,800
Total asset management, administration and commissions	$4,266	$4,264	$8,806	$8,301

(a)	Represents fees earned from managing assets on behalf of the Firm’s clients, including investors in Firm-sponsored funds and owners of separately managed investment accounts.

(b)	Represents fees for services that are ancillary to investment management services, such as commissions earned on the sales or distribution of mutual funds to clients.

(c)	Predominantly includes fees for custody, securities lending, funds services and securities clearance.

(d)	Represents commissions earned when the Firm acts as a broker, by facilitating its clients’ purchases and sales of securities and other financial instruments.

(e)
In the first quarter of 2020, the Firm reclassified certain fees from asset management, administration and commissions to lending- and deposit-related fees. Prior-period amounts have been revised to conform with the current presentation.

Card income
The following table presents the components of card income:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
Interchange and merchant processing income	$3,940	$5,184	$8,722	$9,905
Rewards costs and partner payments(a)	(2,816)	(3,695)	(6,398)	(6,978)
Other card income(b)	(150)	(208)	(355)	(419)
Total card income	$974	$1,281	$1,969	$2,508

(a)
In the second quarter of 2020, the Firm reclassified certain spend-based credit card reward costs from marketing expense to be a reduction of card income, with no effect on net income. Prior-period amounts have been revised to conform with the current presentation.

(b)	Predominantly represents the amortization of account origination costs and annual fees.
Refer to Note 15 Goodwill and MSRs for information on mortgage fees and related income.
Refer to Note 17 for information on operating lease income included within other income.
Noninterest expense
Other expense
Other expense on the Firm’s Consolidated statements of income included the following:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
Legal expense/(benefit)	$118	$69	$315	$(12)
FDIC-related expense	218	121	317	264

Note 7 – Interest income and Interest expense
Refer to Note 7 of JPMorgan Chase’s 2019 Form 10-K for a description of JPMorgan Chase’s accounting policies regarding interest income and interest expense.
The following table presents the components of interest income and interest expense.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
Interest income
Loans(a)	$10,622	$12,726	$22,554	$25,606
Taxable securities	2,154	1,875	4,387	3,580
Non-taxable securities(b)	307	340	607	703
Total investment securities(a)	2,461	2,215	4,994	4,283
Trading assets - debt instruments	2,355	2,915	4,816	5,684
Federal funds sold and securities purchased under resale agreements	601	1,676	1,696	3,323
Securities borrowed(c)	(175)	467	(23)	864
Deposits with banks	70	1,132	639	2,302
All other interest-earning assets(d)	178	472	597	930
Total interest income	16,112	21,603	35,273	42,992
Interest expense
Interest-bearing deposits	349	2,413	1,924	4,601
Federal funds purchased and securities loaned or sold under repurchase agreements	131	1,226	918	2,336
Short-term borrowings(e)	124	363	275	790
Trading liabilities – debt and all other interest-bearing liabilities(c)(f)	(43)	762	329	1,481
Long-term debt	1,639	2,266	3,386	4,608
Beneficial interest issued by consolidated VIEs	59	175	149	325
Total interest expense	2,259	7,205	6,981	14,141
Net interest income	13,853	14,398	28,292	28,851
Provision for credit losses	10,473	1,149	18,758	2,644
Net interest income after provision for credit losses	$3,380	$13,249	$9,534	$26,207

(a)	Includes the amortization/accretion of unearned income (e.g., purchase premiums/discounts, net deferred fees/costs, etc.).

(b)	Represents securities which are tax-exempt for U.S. federal income tax purposes.

(c)
Negative interest income is related to the impact of current interest rates combined with the fees paid on client-driven securities borrowed balances. The negative interest expense related to prime brokerage customer payables is recognized in interest expense and reported within trading liabilities - debt and all other interest-bearing liabilities.

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

(in millions)	Three months ended June 30,				Six months ended June 30,
	2020	2019	2020	2019	2020	2019	2020	2019
	Pension plans		OPEB plans		Pension plans		OPEB plans
Components of net periodic benefit cost
Benefits earned during the period	$8	$89	$—	$—	$16	$178	$—	$—
Interest cost on benefit obligations	121	149	5	6	240	299	10	12
Expected return on plan assets	(192)	(229)	(28)	(28)	(383)	(459)	(55)	(56)
Amortization:
Net (gain)/loss	3	41	—	—	7	83	—	—
Prior service (credit)/cost	1	1	—	—	2	2	—	—
Net periodic defined benefit cost	(59)	51	(23)	(22)	(118)	103	(45)	(44)
Other defined benefit pension plans(a)	10	7	NA	NA	19	13	NA	NA
Total defined benefit plans	(49)	58	(23)	(22)	(99)	116	(45)	(44)
Total defined contribution plans	321	243	NA	NA	620	463	NA	NA
Total pension and OPEB cost included in noninterest expense	$272	$301	$(23)	$(22)	$521	$579	$(45)	$(44)

(a)	Includes various defined benefit pension plans which are individually immaterial.
The following table presents the fair values of plan assets for the U.S. defined benefit pension and OPEB plans and for the material non-U.S. defined benefit pension plans.

(in billions)	June 30, 2020	December 31, 2019
Fair value of plan assets
Defined benefit pension plans	$20.6	$20.4
OPEB plans	3.0	3.0

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

	Three months ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
Cost of prior grants of RSUs, performance share units (“PSUs”) and employee stock options that are amortized over their applicable vesting periods	$276	$278	$610	$617
Accrual of estimated costs of share-based awards to be granted in future periods including those to full-career eligible employees	526	292	836	606
Total noncash compensation expense related to employee share-based incentive plans	$802	$570	$1,446	$1,223

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

The amortized costs and estimated fair values of the investment securities portfolio were as follows for the dates indicated.

	June 30, 2020				December 31, 2019
(in millions)	Amortized cost(e)	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost(e)	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale securities
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	$147,398	$5,074	$166	$152,306	$107,811	$2,395	$89	$110,117
Residential:
U.S.	12,721	458	34	13,145	10,223	233	6	10,450
Non-U.S.	5,100	55	31	5,124	2,477	64	1	2,540
Commercial	6,712	186	93	6,805	5,137	64	13	5,188
Total mortgage-backed securities	171,931	5,773	324	177,380	125,648	2,756	109	128,295
U.S. Treasury and government agencies	212,345	2,701	584	214,462	139,162	449	175	139,436
Obligations of U.S. states and municipalities	28,353	2,083	10	30,426	27,693	2,118	1	29,810
Certificates of deposit	—	—	—	—	77	—	—	77
Non-U.S. government debt securities	23,634	433	7	24,060	21,427	377	17	21,787
Corporate debt securities	671	9	6	674	823	22	—	845
Asset-backed securities:
Collateralized loan obligations	31,369	19	590	30,798	25,038	9	56	24,991
Other	8,080	67	64	8,083	5,438	40	20	5,458
Total available-for-sale securities(b)	476,383	11,085	1,585	485,883	345,306	5,771	378	350,699
Held-to-maturity securities(c)
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	62,811	2,836	14	65,633	36,523	1,165	62	37,626
Commercial	572	25	—	604	—	—	—	—
Total mortgage-backed securities	63,383	2,861	14	66,237	36,523	1,165	62	37,626
U.S. Treasury and government agencies	51	2	—	53	51	—	1	50
Obligations of U.S. states and municipalities	4,839	387	—	5,241	4,797	299	—	5,096
Asset-backed securities:
Collateralized loan obligations	4,635	—	60	4,576	6,169	—	—	6,169
Total held-to-maturity securities, net of allowance for credit losses(d)	72,908	3,250	74	76,107	47,540	1,464	63	48,941
Total investment securities, net of allowance for credit losses(d)	$549,291	$14,335	$1,659	$561,990	$392,846	$7,235	$441	$399,640

(a)
Includes AFS U.S. GSE obligations with fair values of $98.3 billion and $78.5 billion, and HTM U.S. GSE obligations with amortized cost of $53.8 billion and $31.6 billion, at June 30, 2020, and December 31, 2019, respectively. As of June 30, 2020, mortgage-backed securities issued by Fannie Mae and Freddie Mac each exceeded 10% of JPMorgan Chase’s total stockholders’ equity; the amortized cost and fair value of such securities were $97.7 billion and $102.0 billion, and $50.9 billion and $52.7 billion, respectively.

(b)	There was no allowance for credit losses on AFS securities at June 30, 2020.

(c)
The Firm purchased $4.8 billion and $5.0 billion of HTM securities for the three and six months ended June 30, 2020, respectively, and $818 million for both the three and six months ended June 30, 2019.

(d)	HTM securities measured at amortized cost are reported net of allowance for credit losses of $23 million at June 30, 2020.

(e)
Excludes $2.2 billion and $1.9 billion of accrued interest receivables at June 30, 2020 and December 31, 2019, respectively. The Firm did not reverse through interest income any accrued interest receivables for the three and six months ended June 30, 2020 and 2019.

At June 30, 2020, the investment securities portfolio consisted of debt securities with an average credit rating of AA+ (based upon external ratings where available, and where not available, based primarily upon internal risk ratings). Risk ratings are used to identify the credit quality of securities and differentiate risk within the portfolio. The Firm’s internal risk ratings generally align with the qualitative characteristics (e.g., borrower capacity to meet financial commitments and vulnerability to changes in the economic environment) defined by S&P and Moody’s, however the quantitative characteristics (e.g., probability of default (“PD”) and loss given default (“LGD”)) may differ as they reflect internal historical experiences and assumptions. Risk ratings are assigned at acquisition, are reviewed on a regular and ongoing basis by Credit Risk Management and are adjusted as necessary over the life of the investment for updated information affecting the issuer’s ability to fulfill its obligations.
AFS securities impairment
The following tables present the fair value and gross unrealized losses by aging category for AFS securities at June 30, 2020 and December 31, 2019. The tables exclude U.S. Treasury and government agency securities and U.S. GSE and government agency MBS with unrealized losses of $750 million and $264 million, at June 30, 2020 and December 31, 2019, respectively; changes in the value of these securities are generally driven by changes in interest rates rather than changes in their credit profile given the explicit or implicit guarantees provided by the U.S. government.

	Available-for-sale securities with gross unrealized losses
	Less than 12 months		12 months or more
June 30, 2020 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale securities
Mortgage-backed securities:
Residential:
U.S.	$2,570	$28	$259	$6	$2,829	$34
Non-U.S.	3,764	28	261	3	4,025	31
Commercial	1,950	61	177	32	2,127	93
Total mortgage-backed securities	8,284	117	697	41	8,981	158
Obligations of U.S. states and municipalities	410	10	—	—	410	10
Certificates of deposit	—	—	—	—	—	—
Non-U.S. government debt securities	3,183	4	808	3	3,991	7
Corporate debt securities	390	6	—	—	390	6
Asset-backed securities:
Collateralized loan obligations	24,866	456	5,003	134	29,869	590
Other	1,471	23	925	41	2,396	64
Total available-for-sale securities with gross unrealized losses	$38,604	$616	$7,433	$219	$46,037	$835

	Available-for-sale securities with gross unrealized losses
	Less than 12 months		12 months or more
December 31, 2019 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale securities
Mortgage-backed securities:
Residential:
U.S.	$1,072	$3	$423	$3	$1,495	$6
Non-U.S.	13	—	420	1	433	1
Commercial	1,287	12	199	1	1,486	13
Total mortgage-backed securities	2,372	15	1,042	5	3,414	20
Obligations of U.S. states and municipalities	186	1	—	—	186	1
Certificates of deposit	77	—	—	—	77	—
Non-U.S. government debt securities	3,970	13	1,406	4	5,376	17
Corporate debt securities	—	—	—	—	—	—
Asset-backed securities:
Collateralized loan obligations	10,364	11	7,756	45	18,120	56
Other	1,639	9	753	11	2,392	20
Total available-for-sale securities with gross unrealized losses	$18,608	$49	$10,957	$65	$29,565	$114

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
Unrealized losses on AFS securities increased during the period ended June 30, 2020 as credit spreads widened during the first quarter amid volatile financial markets in connection with the COVID-19 pandemic and tightened in the second quarter. The increase was largely related to collateralized loan obligations which had gross unrealized losses of $590 million as of June 30, 2020 compared to $2.0 billion as of March 31, 2020. Approximately 99% of these collateralized loan obligations are rated “AAA”, and the average credit enhancement was 37%. Credit enhancement in collateralized loan obligations is primarily in the form of overcollateralization, which is the excess of the par amount of collateral over the par amount of securities. Management assessed the projected collateral performance and the structural protections of these securities including underlying loan defaults and loss severity to determine if a credit loss exists. Based on this assessment, the Firm believes the unrealized losses on collateralized loan obligations are not due to credit losses.
Allowance for credit losses
Based on its assessment, the Firm did not recognize an allowance for credit losses on impaired AFS securities as of January 1 or June 30, 2020.

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
Credit quality indicator
The primary credit quality indicator for HTM securities is the risk rating assigned to each security. At June 30, 2020, all HTM securities were rated investment grade and were current and accruing, with approximately 95% rated AAA.
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
The allowance for credit losses on HTM securities was $23 million as of June 30, 2020, reflecting $4 million and $13 million recognized in the provision for credit losses for the three and six months ended June 30, 2020, respectively.

Selected impacts of investment securities on the Consolidated statements of income

	Three months ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
Realized gains	$624	$115	$1,719	$376
Realized losses	(598)	(71)	(1,460)	(319)
Net investment securities gains	$26	$44	$259	$57

Provision for credit losses	$4	NA	13	NA

The Firm did not intend to sell any impaired AFS securities in the periods presented.

Contractual maturities and yields
The following table presents the amortized cost and estimated fair value at June 30, 2020, of JPMorgan Chase’s investment securities portfolio by contractual maturity.

By remaining maturity June 30, 2020 (in millions)	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years(b)	Total
Available-for-sale securities
Mortgage-backed securities
Amortized cost	$2	$386	$12,793	$158,750	$171,931
Fair value	2	399	13,130	163,849	177,380
Average yield(a)	2.16%	2.03%	1.89%	3.06%	2.97%
U.S. Treasury and government agencies
Amortized cost	$42,482	$112,121	$45,140	$12,602	$212,345
Fair value	42,514	113,598	46,326	12,024	214,462
Average yield(a)	0.29%	0.71%	0.96%	0.54%	0.67%
Obligations of U.S. states and municipalities
Amortized cost	$74	$231	$1,132	$26,916	$28,353
Fair value	74	241	1,212	28,899	30,426
Average yield(a)	3.63%	4.47%	4.84%	4.58%	4.59%
Non-U.S. government debt securities
Amortized cost	$8,268	$10,518	$4,547	$301	$23,634
Fair value	8,293	10,778	4,667	322	24,060
Average yield(a)	1.48%	1.48%	1.01%	1.67%	1.39%
Corporate debt securities
Amortized cost	$131	$303	$237	$—	$671
Fair value	131	303	240	—	674
Average yield(a)	3.85%	2.89%	3.00%	—%	3.11%
Asset-backed securities
Amortized cost	$146	$3,629	$14,167	$21,507	$39,449
Fair value	146	3,647	13,956	21,132	38,881
Average yield(a)	1.05%	2.23%	2.19%	1.87%	2.01%
Total available-for-sale securities
Amortized cost	$51,103	$127,188	$78,016	$220,076	$476,383
Fair value	51,160	128,966	79,531	226,226	485,883
Average yield(a)	0.50%	0.83%	1.40%	2.99%	1.89%
Held-to-maturity securities
Mortgage-backed securities
Amortized cost	$—	$—	$6,234	$57,157	$63,391
Fair value	—	—	6,931	59,306	66,237
Average yield(a)	—%	—%	2.92%	2.93%	2.92%
U.S. Treasury and government agencies
Amortized cost	$—	$51	$—	$—	$51
Fair value	—	53	—	—	53
Average yield(a)	—%	1.44%	—%	—%	1.44%
Obligations of U.S. states and municipalities
Amortized cost	$—	$36	$201	$4,617	$4,854
Fair value	—	37	218	4,986	5,241
Average yield(a)	—%	3.65%	3.81%	3.94%	3.94%
Asset-backed securities
Amortized cost	$—	$—	$4,635	$—	$4,635
Fair value	—	—	4,576	—	4,576
Average yield(a)	—%	—%	2.24%	—%	2.24%
Total held-to-maturity securities
Amortized cost	$—	$87	$11,070	$61,774	$72,931
Fair value	—	90	11,725	64,292	76,107
Average yield(a)	—%	2.35%	2.65%	3.00%	2.95%

(a)
Average yield is computed using the effective yield of each security owned at the end of the period, weighted based on the amortized cost of each security. The effective yield considers the contractual coupon, amortization of premiums and accretion of discounts, and the effect of related hedging derivatives. Taxable-equivalent amounts are used where applicable. The effective yield excludes unscheduled principal prepayments; and accordingly, actual maturities of securities may differ from their contractual or expected maturities as certain securities may be prepaid. However, for certain callable debt securities, the average yield is calculated to the earliest call date.

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
Securities financing agreements not elected under the fair value option are measured at amortized cost. As a result of the Firm’s credit risk mitigation practices described below, the Firm did not hold any allowance for credit losses with respect to resale and securities borrowed arrangements as of June 30, 2020 and December 31, 2019.

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

The table below summarizes the gross and net amounts of the Firm’s securities financing agreements as of June 30, 2020 and December 31, 2019. When the Firm has obtained an appropriate legal opinion with respect to a master netting agreement with a counterparty and where other relevant netting criteria under U.S. GAAP are met, the Firm nets, on the Consolidated balance sheets, the balances outstanding under its securities financing agreements with the same counterparty. In addition, the Firm exchanges securities and/or cash collateral with its counterparty to reduce the economic exposure with the counterparty, but such collateral is not eligible for net Consolidated balance sheet presentation. Where the Firm has obtained an appropriate legal opinion with respect to the counterparty master netting agreement, such collateral, along with securities financing balances that do not meet all these relevant netting criteria under U.S. GAAP, is presented in the table below as “Amounts not nettable on the Consolidated balance sheets,” and reduces the “Net amounts” presented. Where a legal opinion has not been either sought or obtained, the securities financing balances are presented gross in the “Net amounts” below.

	June 30, 2020
(in millions)	Gross amounts	Amounts netted on the Consolidated balance sheets	Amounts presented on the Consolidated balance sheets	Amounts not nettable on the Consolidated balance sheets(b)	Net amounts(c)
Assets
Securities purchased under resale agreements	$604,876	$(347,896)	$256,980	$(241,154)	$15,826
Securities borrowed	165,490	(22,786)	142,704	(102,470)	40,234
Liabilities
Securities sold under repurchase agreements	$577,216	$(347,896)	$229,320	$(214,124)	$15,196
Securities loaned and other(a)	30,291	(22,786)	7,505	(7,003)	502

	December 31, 2019
(in millions)	Gross amounts	Amounts netted on the Consolidated balance sheets	Amounts presented on the Consolidated balance sheets	Amounts not nettable on the Consolidated balance sheets(b)	Net amounts(c)
Assets
Securities purchased under resale agreements	$628,609	$(379,463)	$249,146	$(233,818)	$15,328
Securities borrowed	166,718	(26,960)	139,758	(104,990)	34,768
Liabilities
Securities sold under repurchase agreements	$555,172	$(379,463)	$175,709	$(151,566)	$24,143
Securities loaned and other(a)	36,649	(26,960)	9,689	(9,654)	35

(a)
Includes securities-for-securities lending agreements of $3.3 billion and $3.7 billion at June 30, 2020 and December 31, 2019, respectively, accounted for at fair value, where the Firm is acting as lender. In the Consolidated balance sheets, the Firm recognizes the securities received at fair value within other assets and the obligation to return those securities within accounts payable and other liabilities.

(b)
In some cases, collateral exchanged with a counterparty exceeds the net asset or liability balance with that counterparty. In such cases, the amounts reported in this column are limited to the related net asset or liability with that counterparty.

(c)
Includes securities financing agreements that provide collateral rights, but where an appropriate legal opinion with respect to the master netting agreement has not been either sought or obtained. At June 30, 2020 and December 31, 2019, included $11.3 billion and $11.0 billion, respectively, of securities purchased under resale agreements; $37.2 billion and $31.9 billion, respectively, of securities borrowed; $13.9 billion and $22.7 billion, respectively, of securities sold under repurchase agreements; and $33 million and $7 million, respectively, of securities loaned and other.

The tables below present as of June 30, 2020, and December 31, 2019 the types of financial assets pledged in securities financing agreements and the remaining contractual maturity of the securities financing agreements.

	Gross liability balance
	June 30, 2020		December 31, 2019
(in millions)	Securities sold under repurchase agreements	Securities loaned and other	Securities sold under repurchase agreements	Securities loaned and other
Mortgage-backed securities
U.S. GSEs and government agencies	$58,171	$—	$34,119	$—
Residential - nonagency	588	—	1,239	—
Commercial - nonagency	1,273	—	1,612	—
U.S. Treasury, GSEs and government agencies	320,996	93	334,398	29
Obligations of U.S. states and municipalities	1,650	—	1,181	—
Non-U.S. government debt	156,353	2,337	145,548	1,528
Corporate debt securities	21,359	1,092	13,826	1,580
Asset-backed securities	981	—	1,794	—
Equity securities	15,845	26,769	21,455	33,512
Total	$577,216	$30,291	$555,172	$36,649

	Remaining contractual maturity of the agreements
	Overnight and continuous			Greater than 90 days
June 30, 2020 (in millions)		Up to 30 days	30 – 90 days		Total
Total securities sold under repurchase agreements	$233,743	$215,316	$60,712	$67,445	$577,216
Total securities loaned and other	28,407	26	531	1,327	30,291

	Remaining contractual maturity of the agreements
	Overnight and continuous					Greater than 90 days
December 31, 2019 (in millions)		Up to 30 days		30 – 90 days				Total
Total securities sold under repurchase agreements	$225,134	$195,816	(a)	$56,020	(a)	$78,202	(a)	$555,172
Total securities loaned and other	32,028	1,706		937		1,978		36,649

(a)	Prior-period amounts have been revised to conform with the current presentation.
Transfers not qualifying for sale accounting
At June 30, 2020, and December 31, 2019, the Firm held $662 million and $743 million, respectively, of financial assets for which the rights have been transferred to third parties; however, the transfers did not qualify as a sale in accordance with U.S. GAAP. These transfers have been recognized as collateralized financing transactions. The transferred assets are recorded in trading assets and loans, and the corresponding liabilities are recorded predominantly in short-term borrowings on the Consolidated balance sheets.

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
The Firm classifies accrued interest on loans, including accrued but unbilled interest on credit card loans, in accrued interest and accounts receivables on the Consolidated balance sheets. For credit card loans, accrued interest once billed is then recognized in the loan balances, with the related allowance recorded in the allowance for credit losses. Changes in the allowance for credit losses on accrued interest on credit card loans are recognized in the provision for credit losses and charge-offs are recognized by reversing interest income. For other loans, the Firm generally does not recognize an allowance for credit losses on accrued interest receivables, consistent with its policy to write them off no later than 90 days past due by reversing interest income.
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
In the event that management decides to retain a loan in the held-for-sale portfolio, the loan is transferred to the held-for-investment portfolio at amortized cost on the date of transfer. These loans are subsequently assessed for impairment based on the Firm’s allowance methodology. Refer to Note 13 for a further discussion of the methodologies used in establishing the Firm’s allowance for loan losses.
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
The Firm has granted various forms of assistance to customers and clients impacted by the COVID-19 pandemic, including payment deferrals and covenant modifications. The majority of the Firm’s COVID-19 related loan modifications have not been considered TDRs as:

•	they represent short-term or other insignificant modifications, whether under the Firm’s regular loan modification assessments or as permitted by regulatory guidance, or

•	the Firm has elected to apply the option to suspend the application of accounting guidance for TDRs as provided under section 4013 of the CARES Act.
To the extent that certain modifications do not meet any of the above criteria, the Firm accounts for them as TDRs.
As permitted by regulatory guidance, the Firm does not place loans with deferrals granted due to COVID-19 on nonaccrual status where such loans are not otherwise reportable as nonaccrual. The Firm considers expected losses of principal and accrued interest associated with all COVID-19 related loan modifications in its allowance for credit losses.
Assistance provided in response to the COVID-19 pandemic could delay the recognition of delinquencies, nonaccrual status, and net charge-offs for those customers who would have otherwise moved into past due or nonaccrual status.
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

•
Risk-rated business banking and auto dealer loans and lending-related commitments held in CCB were reclassified from the consumer, excluding credit card portfolio segment, to the wholesale portfolio segment, to align with the methodology applied when determining the allowance. The remaining scored auto and business banking loans and lending-related commitments have been combined into an auto and other class.

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

(c)
Includes loans held in CIB, CB, AWM, Corporate as well as risk-rated business banking and auto dealer loans held in CCB for which the wholesale methodology is applied when determining the allowance for loan losses.

(d)
Includes loans to financial institutions, states and political subdivisions, SPEs, nonprofits, personal investment companies and trusts, as well as loans to individuals and individual entities (predominantly Wealth Management clients within AWM). Refer to Note 14 of JPMorgan Chase’s 2019 Form 10-K for more information on SPEs.

The following tables summarize the Firm’s loan balances by portfolio segment.

June 30, 2020	Consumer, excluding credit card	Credit card	Wholesale	Total(a)
(in millions)
Retained	$307,005	$141,656	$516,787	$965,448	(b)
Held-for-sale	1,912	—	5,235	7,147
At fair value	—	—	5,923	5,923
Total	$308,917	$141,656	$527,945	$978,518

December 31, 2019	Consumer, excluding credit card	Credit card	Wholesale	Total(a)
(in millions)
Retained	$294,999	$168,924	$481,678	$945,601	(b)
Held-for-sale	3,002	—	4,062	7,064
At fair value	—	—	7,104	7,104
Total	$298,001	$168,924	$492,844	$959,769

(a)
Excludes $2.9 billion of accrued interest receivables at both June 30, 2020, and December 31, 2019. The Firm wrote off accrued interest receivables of $34 million and $11 million for the three months ended June 30, 2020 and 2019, respectively, and $48 million and $23 million for the six months ended June 30, 2020 and 2019, respectively.

(b)
Loans (other than those for which the fair value option has been elected) are presented net of unamortized discounts and premiums and net deferred loan fees or costs. These amounts were not material as of June 30, 2020, and December 31, 2019.

The following table provides information about the carrying value of retained loans purchased, sold and reclassified to held-for-sale during the periods indicated. Loans that were reclassified to held-for-sale and sold in a subsequent period are excluded from the sales line of this table.

	2020					2019
Three months ended June 30, (in millions)	Consumer, excluding credit card		Credit card	Wholesale	Total	Consumer, excluding credit card		Credit card	Wholesale	Total
Purchases	$228	(b)(c)	$—	$242	$470	$234	(b)(c)	$—	$359	$593
Sales	24		—	3,549	3,573	6,851		—	5,405	12,256
Retained loans reclassified to held-for-sale(a)	679		—	282	961	948		—	924	1,872

	2020					2019
Six months ended June 30, (in millions)	Consumer, excluding credit card		Credit card	Wholesale	Total	Consumer, excluding credit card		Credit card	Wholesale	Total
Purchases	$1,400	(b)(c)	$—	$628	$2,028	$785	(b)(c)	$—	$588	$1,373
Sales	348		—	9,001	9,349	15,509		—	10,850	26,359
Retained loans reclassified to held-for-sale(a)	827		—	751	1,578	5,061		—	1,425	6,486

(a)	Reclassifications of loans to held-for-sale are non-cash transactions.

(b)
Predominantly includes purchases of residential real estate loans, including the Firm’s voluntary repurchases of certain delinquent loans from loan pools as permitted by Government National Mortgage Association (“Ginnie Mae”) guidelines for the three months ended June 30, 2020 and 2019. The Firm typically elects to repurchase these delinquent loans as it continues to service them and/or manage the foreclosure process in accordance with applicable requirements of Ginnie Mae, FHA, RHS, and/or VA.

(c)
Excludes purchases of retained loans sourced through the correspondent origination channel and underwritten in accordance with the Firm’s standards. Such purchases were $3.8 billion and $4.3 billion for the three months ended June 30, 2020 and 2019, respectively, and $7.4 billion and $7.5 billion for the six months ended June 30, 2020 and 2019, respectively.

Gains and losses on sales of loans
Net gains/(losses) on sales of loans and lending-related commitments (including adjustments to record loans and lending-related commitments held-for-sale at the lower of cost or fair value) recognized in noninterest revenue were $725 million and ($188) million for the three and six months ended June 30, 2020, respectively, of which $42 million and ($100) million, respectively, were related to loans. Gains and losses on sales of loans were not material for the three and six months ended June 30, 2019. In addition, the sale of loans may also result in write downs, recoveries or changes in the allowance recognized in the provision for credit losses.

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
The following table provides information about retained consumer loans, excluding credit card, by class.

(in millions)	June 30, 2020	December 31, 2019
Residential real estate	$235,381	$243,317
Auto and other(a)	71,624	51,682
Total retained loans	$307,005	$294,999

(a)	At June 30, 2020, included $19.9 billion of loans in Business Banking under the PPP.

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

Residential real estate
The following table provides information on delinquency, which is the primary credit quality indicator for retained residential real estate loans.

(in millions, except ratios)	June 30, 2020									December 31, 2019
	Term loans by origination year						Revolving loans		Total	Total
	2020	2019	2018	2017	2016	Prior to 2016	Within the revolving period	Converted to term loans
Loan delinquency(a)(b)
Current	$23,657	$39,483	$18,433	$27,209	$36,404	$61,747	$7,870	$17,919	$232,722	$239,979
30–149 days past due	9	17	25	37	46	996	11	390	1,531	1,910
150 or more days past due	—	1	9	12	6	836	12	252	1,128	1,428
Total retained loans	$23,666	$39,501	$18,467	$27,258	$36,456	$63,579	$7,893	$18,561	$235,381	$243,317
% of 30+ days past due to total retained loans(c)	0.04%	0.05%	0.18%	0.18%	0.14%	2.82%	0.29%	3.46%	1.11%	1.35%

(a)
Individual delinquency classifications include mortgage loans insured by U.S. government agencies as follows: current included $9 million and $17 million; 30–149 days past due included $15 million and $20 million; and 150 or more days past due included $24 million and $26 million at June 30, 2020, and December 31, 2019, respectively.

(b)
At June 30, 2020, loans under payment deferral programs offered in response to the COVID-19 pandemic which are still within their deferral period and performing according to their modified terms are generally not considered delinquent.

(c)
At June 30, 2020, and December 31, 2019, residential real estate loans excluded mortgage loans insured by U.S. government agencies of $39 million and $46 million, respectively, that are 30 or more days past due. These amounts have been excluded based upon the government guarantee.

Approximately 34% of the total revolving loans are senior lien loans; the remaining balance are junior lien loans. The lien position the Firm holds is considered in the Firm’s allowance for credit losses. Revolving loans that have been converted to term loans have higher delinquency rates than those that are still within the revolving period. That is primarily because the fully-amortizing payment that is generally required for those products is higher than the minimum payment options available for revolving loans within the revolving period.

Nonaccrual loans and other credit quality indicators
The following table provides information on nonaccrual and other credit quality indicators for retained residential real estate loans.

(in millions, except weighted-average data)	June 30, 2020	December 31, 2019
Nonaccrual loans(a)(b)(c)(d)	$4,106	$2,780
90 or more days past due and government guaranteed(e)	32	38

Current estimated LTV ratios(f)(g)
Greater than 125% and refreshed FICO scores:
Equal to or greater than 660	$19	$31
Less than 660	26	38
101% to 125% and refreshed FICO scores:
Equal to or greater than 660	134	134
Less than 660	115	132
80% to 100% and refreshed FICO scores:
Equal to or greater than 660	5,175	5,953
Less than 660	698	764
Less than 80% and refreshed FICO scores:
Equal to or greater than 660	213,412	219,469
Less than 660	13,869	14,681
No FICO/LTV available	1,885	2,052
U.S. government-guaranteed	48	63
Total retained loans	$235,381	$243,317

Weighted average LTV ratio(f)(h)	55%	55%
Weighted average FICO(g)(h)	761	758

Geographic region(i)
California	$78,422	$82,147
New York	31,944	31,996
Illinois	14,473	15,587
Texas	14,289	14,474
Florida	13,788	13,668
Washington	8,592	8,990
Colorado	8,307	8,447
New Jersey	7,547	7,752
Massachusetts	5,942	6,210
Arizona	5,037	5,171
All other(j)	47,040	48,875
Total retained loans	$235,381	$243,317

(a)
Includes collateral-dependent residential real estate loans that are charged off to the fair value of the underlying collateral less cost to sell. The Firm reports, in accordance with regulatory guidance, residential real estate loans that have been discharged under Chapter 7 bankruptcy and not reaffirmed by the borrower (“Chapter 7 loans”) as collateral-dependent nonaccrual TDRs, regardless of their delinquency status. At June 30, 2020, approximately 7% of Chapter 7 residential real estate loans were 30 days or more past due, respectively.

(b)
At June 30, 2020, nonaccrual loans included $1.3 billion of PCD loans. Prior to the adoption of CECL, nonaccrual loans excluded PCI loans as the Firm recognized interest income on each pool of PCI loans as each of the pools was performing.

(c)
Generally, all consumer nonaccrual loans have an allowance. In accordance with regulatory guidance, certain nonaccrual loans that are considered collateral-dependent have been charged off to the fair value of their underlying collateral less costs to sell. If the value of the underlying collateral has subsequently improved, the related allowance may be negative.

(d)
The related interest income on nonaccrual loans recorded on a cash basis was $37 million and $42 million and $80 million and $84 million for the three and six months ended June 30, 2020 and 2019, respectively.

(e)
These balances are excluded from nonaccrual loans as the loans are guaranteed by U.S government agencies. Typically the principal balance of the loans is insured and interest is guaranteed at a specified reimbursement rate subject to meeting agreed-upon servicing guidelines. At June 30, 2020, and December 31, 2019, these balances included $32 million and $34 million, respectively, of loans that are no longer accruing interest based on the agreed-upon servicing guidelines. For the remaining balance, interest is being accrued at the guaranteed reimbursement rate. There were no loans that were not guaranteed by U.S. government agencies that are 90 or more days past due and still accruing interest at June 30, 2020, and December 31, 2019.

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

(g)	Refreshed FICO scores represent each borrower’s most recent credit score, which is obtained by the Firm on at least a quarterly basis.

(h)	Excludes loans with no FICO and/or LTV data available.

(i)	The geographic regions presented in the table are ordered based on the magnitude of the corresponding loan balances at June 30, 2020.

(j)
At June 30, 2020, and December 31, 2019, included mortgage loans insured by U.S. government agencies of $48 million and $63 million, respectively. These amounts have been excluded from the geographic regions presented based upon the government guarantee.

Loan modifications
Modifications of residential real estate loans where the Firm grants concessions to borrowers who are experiencing financial difficulty are generally accounted for and reported as TDRs. Loans with short-term or other insignificant modifications that are not considered concessions are not TDRs. The carrying value of new TDRs was $196 million and $124 million for the three months ended June 30, 2020 and 2019, respectively, and $338 million and $274 million for the six months ended June 30, 2020 and 2019, respectively. There were no additional commitments to lend to borrowers whose residential real estate loans have been modified in TDRs.

Nature and extent of modifications
The Firm’s proprietary modification programs as well as government programs, including U.S. GSE programs, generally provide various concessions to financially troubled borrowers including, but not limited to, interest rate reductions, term or payment extensions and delays of principal and/or interest payments that would otherwise have been required under the terms of the original agreement.
The following table provides information about how residential real estate loans were modified in TDRs under the Firm’s loss mitigation programs described above during the periods presented. This table excludes Chapter 7 loans where the sole concession granted is the discharge of debt and loans with short-term or other insignificant modifications that are not considered concessions.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Number of loans approved for a trial modification	849	1,283	2,845	3,225
Number of loans permanently modified	2,104	1,244	3,585	2,794
Concession granted:(a)
Interest rate reduction	41%	68%	56%	73%
Term or payment extension	45	80	60	74
Principal and/or interest deferred	6	16	8	14
Principal forgiveness	2	4	3	5
Other(b)	72	54	65	57

(a)
Represents concessions granted in permanent modifications as a percentage of the number of loans permanently modified. The sum of the percentages exceeds 100% because predominantly all of the modifications include more than one type of concession. Concessions offered on trial modifications are generally consistent with those granted on permanent modifications.

(b)	Includes variable interest rate to fixed interest rate modifications and payment delays that meet the definition of a TDR for the three and six months ended June 30, 2020 and 2019.
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

(in millions, except weighted-average data)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Weighted-average interest rate of loans with interest rate reductions – before TDR	5.00%	5.76%	5.13%	5.86%
Weighted-average interest rate of loans with interest rate reductions – after TDR	3.36	4.14	3.42	4.06
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – before TDR	21	19	21	20
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – after TDR	39	39	39	39
Charge-offs recognized upon permanent modification	$2	$1	$2	$1
Principal deferred	4	7	9	11
Principal forgiven	1	2	3	4
Balance of loans that redefaulted within one year of permanent modification(a)	$38	$39	$108	$87

(a)
Represents loans permanently modified in TDRs that experienced a payment default in the periods presented, and for which the payment default occurred within one year of the modification. The dollar amounts presented represent the balance of such loans at the end of the reporting period in which such loans defaulted. For residential real estate loans modified in TDRs, payment default is deemed to occur when the loan becomes two contractual payments past due. In the event that a modified loan redefaults, it will generally be liquidated through foreclosure or another similar type of liquidation transaction. Redefaults of loans modified within the last twelve months may not be representative of ultimate redefault levels.

At June 30, 2020, the weighted-average estimated remaining lives of residential real estate loans permanently modified in TDRs were 6 years. The estimated remaining lives of these loans reflect estimated prepayments, both voluntary and involuntary (i.e., foreclosures and other forced liquidations).

Active and suspended foreclosure
At June 30, 2020, and December 31, 2019, the Firm had residential real estate loans, excluding those insured by U.S. government agencies, with a carrying value of $987 million and $1.2 billion, respectively, that were not included in REO, but were in the process of active or suspended foreclosure.
Auto and other
The following table provides information on delinquency, which is the primary credit quality indicator for retained auto and other consumer loans.

	June 30, 2020										December 31, 2019
(in millions, except ratios)	Term Loans by origination year							Revolving loans
	2020		2019	2018	2017	2016	Prior to 2016	Within the revolving period	Converted to term loans	Total	Total
Loan delinquency(a)
Current	$31,068	(b)	$16,012	$9,744	$6,516	$3,438	$1,540	$2,776	$186	$71,280	$51,005
30–119 days past due	46		84	64	41	37	26	16	7	321	667
120 or more days past due	—		1	2	1	1	1	10	7	23	10
Total retained loans	$31,114		$16,097	$9,810	$6,558	$3,476	$1,567	$2,802	$200	$71,624	$51,682
% of 30+ days past due to total retained loans	0.15%		0.53%	0.67%	0.64%	1.09%	1.72%	0.93%	7.00%	0.48%	1.31%

(a)
At June 30, 2020, loans under payment deferral programs offered in response to the COVID-19 pandemic which are still within their deferral period and performing according to their modified terms are generally not considered delinquent.

(b)
At June 30, 2020, included $19.9 billion of loans in Business Banking under the PPP. PPP loans are guaranteed by the SBA. Other than in certain limited circumstances, the Firm typically does not recognize charge-offs, classify as nonaccrual nor record an allowance for loan losses on government guaranteed loans.

Nonaccrual and other credit quality indicators
The following table provides information on nonaccrual and other credit quality indicators for retained auto and other consumer loans.

(in millions, except ratios)	Total Auto and other
	Jun 30, 2020	Dec 31, 2019
Nonaccrual loans(a)(b)(c)	140	146

Geographic region(d)
California	$11,563	$7,795
New York	8,658	3,706
Texas	7,639	5,457
Florida	4,295	3,025
Illinois	3,711	2,443
New Jersey	2,529	1,798
Arizona	2,312	1,347
Ohio	2,094	1,490
Colorado	1,750	1,247
Michigan	1,728	892
All other	25,345	22,482
Total retained loans	$71,624	$51,682

(a)	There were no loans that were 90 or more days past due and still accruing interest at June 30, 2020, and December 31, 2019.

(b)	All nonaccrual auto and other consumer loans generally have an allowance.

(c)	Interest income on nonaccrual loans recognized on a cash basis was not material for the three and six months ended June 30, 2020 and 2019.

(d)	The geographic regions presented in this table are ordered based on the magnitude of the corresponding loan balances at June 30, 2020.

Loan modifications
Certain other consumer loan modifications are considered to be TDRs as they provide various concessions to borrowers who are experiencing financial difficulty. Loans with short-term or other insignificant modifications that are not considered concessions are not TDRs.
The impact of these modifications, as well as new TDRs, were not material to the Firm for the three and six months ended June 30, 2020 and 2019. Additional commitments to lend to borrowers whose loans have been modified in TDRs as of June 30, 2020 and December 31, 2019 were not material.

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
The following table provides information on delinquency, which is the primary credit quality indicator for retained credit card loans.

(in millions, except ratios)	June 30, 2020			December 31, 2019
	Within the revolving period	Converted to term loans(b)	Total	Total
Loan delinquency(a)
Current and less than 30 days past due and still accruing	$137,953	$1,285	$139,238	$165,767
30–89 days past due and still accruing	1,004	91	1,095	1,550
90 or more days past due and still accruing	1,277	46	1,323	1,607
Total retained loans	$140,234	$1,422	$141,656	$168,924
Loan delinquency ratios
% of 30+ days past due to total retained loans	1.63%	9.63%	1.71%	1.87%
% of 90+ days past due to total retained loans	0.91	3.23	0.93	0.95

(a)
At June 30, 2020, loans under payment deferral programs offered in response to the COVID-19 pandemic which are still within their deferral period and performing according to their modified terms are generally not considered delinquent.

(b)	Represents TDRs.
Other credit quality indicators
The following table provides information on other credit quality indicators for retained credit card loans.

(in millions, except ratios)	June 30, 2020	December 31, 2019
Geographic region(a)
California	$20,756	$25,783
Texas	14,280	16,728
New York	11,907	14,544
Florida	9,389	10,830
Illinois	7,954	9,579
New Jersey	5,835	7,165
Ohio	4,615	5,406
Pennsylvania	4,420	5,245
Colorado	4,015	4,763
Michigan	3,546	4,164
All other	54,939	64,717
Total retained loans	$141,656	$168,924
Percentage of portfolio based on carrying value with estimated refreshed FICO scores
Equal to or greater than 660	83.3%	84.0%
Less than 660	16.0	15.4
No FICO available	0.7	0.6

(a)	The geographic regions presented in the table are ordered based on the magnitude of the corresponding loan balances at June 30, 2020.

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

(in millions, except weighted-average data)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Balance of new TDRs(a)	$151	$226	$428	$475
Weighted-average interest rate of loans – before TDR	17.93%	19.38%	18.50%	19.25%
Weighted-average interest rate of loans – after TDR	5.16	4.71	4.42	4.88
Balance of loans that redefaulted within one year of modification(b)	$25	$32	$61	$66

(a)	Represents the outstanding balance prior to modification.

(b)
Represents loans modified in TDRs that experienced a payment default in the periods presented, and for which the payment default occurred within one year of the modification. The amounts presented represent the balance of such loans as of the end of the quarter in which they defaulted.

For credit card loans modified in TDRs, payment default is deemed to have occurred when the borrower misses two consecutive contractual payments. Defaulted modified credit card loans remain in the modification program and continue to be charged off in accordance with the Firm’s standard charge-off policy.

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
Management considers several factors to determine an appropriate internal risk rating, including the obligor’s debt capacity and financial flexibility, the level of the obligor’s earnings, the amount and sources for repayment, the level and nature of contingencies, management strength, and the industry and geography in which the obligor operates. The Firm’s internal risk ratings generally align with the qualitative characteristics (e.g., borrower capacity to meet financial commitments and vulnerability to changes in the economic environment) defined by S&P and Moody’s, however the quantitative characteristics (e.g., PD and LGD) may differ as they reflect internal historical experiences and assumptions. The Firm considers internal ratings equivalent to BBB-/Baa3 or higher as investment grade, and these ratings have a lower PD and/or lower LGD than non-investment grade ratings.
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

The following tables provide information on internal risk rating, which is the primary credit quality indicator for retained wholesale loans.

	Secured by real estate		Commercial and industrial			Other(b)		Total retained loans
(in millions, except ratios)	Jun 30, 2020	Dec 31, 2019	Jun 30, 2020		Dec 31, 2019	Jun 30, 2020	Dec 31, 2019	Jun 30, 2020		Dec 31, 2019
Loans by risk ratings
Investment-grade	$94,986	$96,611	$81,008	(a)	$80,489	$195,825	$186,344	$371,819	(a)	$363,444
Noninvestment-grade:
Noncriticized	25,451	22,493	70,827		60,437	29,019	27,591	125,297		110,521
Criticized performing	1,763	1,131	13,274		4,399	1,211	1,126	16,248		6,656
Criticized nonaccrual	436	183	2,016		844	971	30	3,423		1,057
Total noninvestment- grade	27,650	23,807	86,117		65,680	$31,201	28,747	144,968		118,234
Total retained loans	$122,636	$120,418	$167,125		$146,169	$227,026	$215,091	$516,787		$481,678
% of investment-grade to total retained loans	77.45%	80.23%	48.47%		55.07%	86.26%	86.63%	71.95%		75.45%
% of total criticized to total retained loans	1.79	1.09	9.15		3.59	0.96	0.54	3.81		1.60
% of criticized nonaccrual to total retained loans	0.36	0.15	1.21		0.58	0.43	0.01	0.66		0.22

	Secured by real estate
(in millions)	June 30, 2020									December 31, 2019
	Term loans by origination year						Revolving loans
	2020	2019	2018	2017	2016	Prior to 2016	Within the revolving period	Converted to term loans	Total	Total
Loans by risk ratings
Investment-grade	$10,876	$20,927	$13,665	$13,091	$15,492	$19,724	$1,211	$—	$94,986	$96,611
Noninvestment-grade	1,155	3,539	4,096	2,971	2,859	12,349	680	1	27,650	23,807
Total retained loans	$12,031	$24,466	$17,761	$16,062	$18,351	$32,073	$1,891	$1	$122,636	$120,418

	Commercial and industrial
(in millions)	June 30, 2020										December 31, 2019
	Term loans by origination year							Revolving loans
	2020		2019	2018	2017	2016	Prior to 2016	Within the revolving period	Converted to term loans	Total	Total
Loans by risk ratings
Investment-grade	$19,971	(a)	$8,997	$4,152	$2,993	$1,216	$1,376	$42,302	$1	$81,008	$80,489
Noninvestment-grade	8,837		11,245	6,978	3,277	965	3,081	51,620	114	86,117	65,680
Total retained loans	$28,808		$20,242	$11,130	$6,270	$2,181	$4,457	$93,922	$115	$167,125	$146,169

	Other(b)
(in millions)	June 30, 2020									December 31, 2019
	Term loans by origination year						Revolving loans
	2020	2019	2018	2017	2016	Prior to 2016	Within the revolving period	Converted to term loans	Total	Total
Loans by risk ratings
Investment-grade	$20,953	$13,365	$9,021	$6,928	$4,239	$15,143	$125,880	$296	$195,825	$186,344
Noninvestment-grade	5,462	2,848	2,455	475	194	893	18,626	248	31,201	28,747
Total retained loans	$26,415	$16,213	$11,476	$7,403	$4,433	$16,036	$144,506	$544	$227,026	$215,091

(a)
At June 30, 2020, included $8.0 billion of loans under the PPP, of which $7.4 billion is included in commercial and industrial. PPP loans are guaranteed by the SBA. Other than in certain limited circumstances, the Firm typically does not recognize charge-offs, classify as nonaccrual nor record an allowance for loan losses on government guaranteed loans.

(b)
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

(in millions, except ratios)	Multifamily		Other commercial		Total retained loans secured by real estate
	Jun 30, 2020	Dec 31, 2019	Jun 30, 2020	Dec 31, 2019	Jun 30, 2020	Dec 31, 2019
Retained loans secured by real estate	$75,074	$73,840	$47,562	$46,578	$122,636	$120,418
Criticized	570	340	1,629	974	2,199	1,314
% of total criticized to total retained loans secured by real estate	0.76%	0.46%	3.43%	2.09%	1.79%	1.09%
Criticized nonaccrual	$52	$28	$384	$155	$436	$183
% of criticized nonaccrual loans to total retained loans secured by real estate	0.07%	0.04%	0.81%	0.33%	0.36%	0.15%
Geographic distribution and delinquency
The following table provides information on the geographic distribution and delinquency for retained wholesale loans.

	Secured by real estate		Commercial and industrial		Other		Total retained loans
(in millions, except ratios)	Jun 30, 2020	Dec 31, 2019	Jun 30, 2020	Dec 31, 2019	Jun 30, 2020	Dec 31, 2019	Jun 30, 2020	Dec 31, 2019
Loans by geographic distribution(a)
Total U.S.	$120,016	$117,836	$127,251	$111,954	$164,931	$150,512	$412,198	$380,302
Total non-U.S.	2,620	2,582	39,874	34,215	62,095	64,579	104,589	101,376
Total retained loans	$122,636	$120,418	$167,125	$146,169	$227,026	$215,091	$516,787	$481,678
Loan delinquency(b)
Current and less than 30 days past due and still accruing	$122,038	$120,119	$164,503	$144,839	$225,181	$214,641	$511,722	$479,599
30–89 days past due and still accruing	140	115	559	449	807	415	1,506	979
90 or more days past due and still accruing(c)	22	1	47	37	67	5	136	43
Criticized nonaccrual	436	183	2,016	844	971	30	3,423	1,057
Total retained loans	$122,636	$120,418	$167,125	$146,169	$227,026	$215,091	$516,787	$481,678

(a)	The U.S. and non-U.S. distribution is determined based predominantly on the domicile of the borrower.

(b)
The credit quality of wholesale loans is assessed primarily through ongoing review and monitoring of an obligor’s ability to meet contractual obligations rather than relying on the past due status, which is generally a lagging indicator of credit quality. Generally excludes loans that were under payment deferral programs offered in response to the COVID-19 pandemic.

(c)	Represents loans that are considered well-collateralized and therefore still accruing interest.
Nonaccrual loans
The following table provides information on retained wholesale nonaccrual loans.

(in millions)	Secured by real estate		Commercial and industrial		Other		Total retained loans
	Jun 30, 2020	Dec 31, 2019	Jun 30, 2020	Dec 31, 2019	Jun 30, 2020	Dec 31, 2019	Jun 30, 2020	Dec 31, 2019
Nonaccrual loans(a)
With an allowance	$348	$169	$1,842	$688	$871	$28	$3,061	$885
Without an allowance(b)	88	14	174	156	100	2	362	172
Total nonaccrual loans(c)	$436	$183	$2,016	$844	$971	$30	$3,423	$1,057

(a)
Loans that were modified in response to the COVID-19 pandemic continue to be risk-rated in accordance with the Firm’s overall credit risk management framework. As of June 30, 2020, predominantly all of these loans were considered performing.

(b)
When the discounted cash flows, collateral value or market price equals or exceeds the amortized cost of the loan, the loan does not require an allowance. This typically occurs when the loans have been partially charged off and/or there have been interest payments received and applied to the loan balance.

(c)	Interest income on nonaccrual loans recognized on a cash basis were not material for the three and six months ended June 30, 2020 and 2019.
Loan modifications
Certain loan modifications are considered to be TDRs as they provide various concessions to borrowers who are experiencing financial difficulty. Loans with short-term or other insignificant modifications that are not considered concessions are not TDRs. The impact of these modifications, as well as new TDRs, were not material to the Firm for the three and six months ended June 30, 2020 and 2019.

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
Methodology for allowances for loan losses and lending-related commitments
The allowance for loan losses and allowance for lending-related commitments represents expected credit losses over the remaining expected life of retained loans and lending-related commitments that are not unconditionally cancellable. The Firm does not record an allowance for future draws on unconditionally cancellable lending-related commitments (e.g., credit cards). Expected losses related to accrued interest on credit card loans and certain performing, modified loans to borrowers impacted by COVID-19 are included in the Firm’s allowance for loan losses. However, the Firm does not record an allowance on other accrued interest receivables, due to its policy to write them off no later than 90 days past due by reversing interest income.
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
Collective and Individual Assessments
When calculating the allowance for loan losses and the allowance for lending-related commitments, the Firm assesses whether exposures share similar risk characteristics. If similar risk characteristics exist, the Firm estimates expected credit losses collectively, considering the risk associated with a particular pool and the probability that the exposures within the pool will deteriorate or default. The assessment of risk characteristics is subject to significant management judgement. Emphasizing one characteristic over another or considering additional characteristics could affect the allowance.

•	Relevant risk characteristics for the consumer portfolio include product type, delinquency status, current FICO scores, geographic distribution, and, for collateralized loans, current LTV ratios.

•
Relevant risk characteristics for the wholesale portfolio include LOB, geography, risk rating, delinquency status, level and type of collateral, industry, credit enhancement, product type, facility purpose, tenor, and payment terms.

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
The COVID-19 pandemic has stressed many MEVs to degrees not experienced in recent history, which creates additional challenges in the use of modeled credit loss estimates and increases the reliance on management judgment. During the second quarter, certain MEVs were well outside the range of historical experience on which the Firm’s models had been calibrated and therefore adjustments were required to appropriately address these economic circumstances. For example, while forecasted U.S. employment rates in certain of the Firm’s scenarios are higher than historical experience, such rates are developed on a reported basis and do not reflect the significant mitigating impact of current government unemployment benefits and other stimulus programs. Consequently, management considered such mitigating impact to arrive at an effective unemployment rate, which informed modeled credit loss estimates, particularly in the consumer portfolio. In addition, for the wholesale portfolio, management used the historical relationship between credit spreads and portfolio default rates to inform the adjustment of the Firm’s modeled loss estimates.
The quantitative calculation is further adjusted to take into consideration model imprecision, emerging risk assessments, trends and other subjective factors that are not yet reflected in the calculation. These adjustments are accomplished in part by analyzing the historical loss experience, including during stressed periods, for each major product or model. Management applies judgement in making this adjustment, including taking into account uncertainties associated with the economic and political conditions, quality of underwriting standards, borrower behavior, credit concentrations or deterioration within an industry, product or portfolio, as well as other relevant internal and external factors affecting the credit quality of the portfolio. In certain instances, the interrelationships between these factors create further uncertainties.
In the second quarter of 2020, these qualitative adjustments also consider additional weight placed on the relative and extreme adverse scenarios, as a result of increased uncertainty related to the COVID-19 pandemic.
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
The asset-specific component of the allowance for loan losses that have been or are expected to be modified in TDRs incorporates the effect of the modification on the loan’s expected cash flows (including forgone interest, principal forgiveness, as well as other concessions), and also the potential for redefault. For residential real estate loans modified in or expected to be modified in TDRs, the Firm develops product-specific probability of default estimates, which are applied at a loan level to compute expected losses. In developing these probabilities of default, the Firm considers the relationship between the credit quality characteristics of the underlying loans and certain assumptions about housing prices and unemployment, based upon industry-wide data. The Firm also considers its own historical loss experience to-date based on actual redefaulted modified loans. For credit card loans modified in or expected to be modified in TDRs, expected losses incorporate projected delinquencies and charge-offs based on the Firm’s historical experience by type of modification program. For wholesale loans modified or expected to be modified in TDRs, expected losses incorporate management’s expectation of the borrower’s ability to repay under the modified terms.
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
The adoption of the CECL accounting guidance resulted in a change in the accounting for PCI loans, which are considered PCD loans. In conjunction with the adoption of CECL, the Firm reclassified risk-rated loans and lending-related commitments from the consumer, excluding credit card portfolio segment to the wholesale portfolio segment, to align with the methodology applied when determining the allowance. Prior-period amounts have been revised to conform with the current presentation. Refer to Note 1 for further information.

	2020(e)				2019
Six months ended June 30, (in millions)	Consumer, excluding credit card	Credit card	Wholesale	Total	Consumer, excluding credit card	Credit card	Wholesale	Total
Allowance for loan losses
Beginning balance at January 1,	$2,538	$5,683	$4,902	$13,123	$3,434	$5,184	$4,827	$13,445
Cumulative effect of a change in accounting principle	297	5,517	(1,642)	4,172	NA	NA	NA	NA
Gross charge-offs	425	2,863	491	3,779	445	2,725	176	3,346
Gross recoveries collected	(348)	(372)	(30)	(750)	(270)	(283)	(29)	(582)
Net charge-offs	77	2,491	461	3,029	175	2,442	147	2,764
Write-offs of PCI loans(a)	NA	NA	NA	NA	89	—	—	89
Provision for loan losses	2,115	9,091	6,619	17,825	(246)	2,642	173	2,569
Other	(1)	—	2	1	—	(1)	6	5
Ending balance at June 30,	$4,872	$17,800	$9,420	$32,092	$2,924	$5,383	$4,859	$13,166

Allowance for lending-related commitments
Beginning balance at January 1,	$12	$—	$1,179	$1,191	$12	$—	$1,043	$1,055
Cumulative effect of a change in accounting principle	133	—	(35)	98	NA	NA	NA	NA
Provision for lending-related commitments	95	—	825	920	—	—	75	75
Other	1	—	(1)	—	—	—	(1)	(1)
Ending balance at June 30,	$241	$—	$1,968	$2,209	$12	$—	$1,117	$1,129

Total allowance for credit losses	$5,113	$17,800	$11,388	$34,301	$2,936	$5,383	$5,976	$14,295

Allowance for loan losses by impairment methodology
Asset-specific(b)	$263	$642	$757	$1,662	$87	$472	$346	$905
Portfolio-based	4,609	17,158	8,663	30,430	1,538	4,911	4,513	10,962
PCI	NA	NA	NA	NA	1,299	—	—	1,299
Total allowance for loan losses	$4,872	$17,800	$9,420	$32,092	$2,924	$5,383	$4,859	$13,166

Loans by impairment methodology
Asset-specific(b)	$16,749	$1,422	$3,849	$22,020	$6,374	$1,388	$1,483	$9,245
Portfolio-based	290,256	140,234	512,938	943,428	286,059	156,180	474,002	916,241
PCI	NA	NA	NA	NA	22,242	—	—	22,242
Total retained loans	$307,005	$141,656	$516,787	$965,448	$314,675	$157,568	$475,485	$947,728

Collateral-dependent loans
Net charge-offs	$56	$—	$22	$78	$14	$—	$13	$27
Loans measured at fair value of collateral less cost to sell	3,505	—	166	3,671	2,093	—	88	2,181

Allowance for lending-related commitments by impairment methodology
Asset-specific	$—	$—	$115	$115	$—	$—	$136	$136
Portfolio-based	241	—	1,853	2,094	12	—	981	993
Total allowance for lending-related commitments(c)	$241	$—	$1,968	$2,209	$12	$—	$1,117	$1,129

Lending-related commitments by impairment methodology
Asset-specific	$—	$—	$762	$762	$—	$—	$465	$465
Portfolio-based(d)	35,417	—	404,731	440,148	30,827	—	403,302	434,129
Total lending-related commitments	$35,417	$—	$405,493	$440,910	$30,827	$—	$403,767	$434,594

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

(d)
At June 30, 2020 and 2019, lending-related commitments excluded $9.9 billion and $9.3 billion, respectively, for the consumer, excluding credit card portfolio segment; and $673.8 billion and $634.0 billion, respectively, for the credit card portfolio segment, which were not subject to the allowance for lending-related commitments.

(e)	Excludes HTM securities, which had an allowance for credit losses of $23 million and a provision for credit losses of $13 million as of and for the six months ended June 30, 2020.
Discussion of current period changes
The increase in the allowance for loan losses and lending-related commitments was primarily driven by an increase in the provision for credit losses, reflecting the deterioration in and uncertainty around the future macroeconomic environment as a result of the impact of the COVID-19 pandemic. In the first quarter of 2020, management’s macroeconomic forecast included a decline in the U.S. real GDP of approximately 25% and an increase in the U.S. unemployment rate to above 10%, both in the second quarter, followed by a solid recovery in the second half of 2020. In the second quarter of 2020, based on the increased uncertainty around the duration and depth of the downturn and speed of economic recovery, the Firm’s central case reflected a more protracted downturn with a slower recovery of U.S. real GDP.

In the first and second quarters of 2020, the Firm’s central case assumptions reflected forecasted U.S. unemployment rates and cumulative changes in U.S. real GDP as follows:

	2020	2021
	4Q	2Q	4Q
Central case assumptions

U.S. unemployment rate(a)
1Q 2020	6.6%	5.5%	4.6%
2Q 2020	10.9	9.0	7.7

U.S. real GDP - cumulative change from December 31, 2019
1Q 2020	(5.4)	(2.3)	0.3
2Q 2020	(6.2)	(4.0)	(3.0)

(a)	Reflects quarterly average of forecasted reported U.S. unemployment rate.
In the second quarter of 2020, the Firm placed significant weighting on its adverse scenarios, which incorporate more punitive macroeconomic factors than the central case assumptions above, resulting in weighted average U.S. unemployment rates remaining in double digits through the first half of 2021.
Subsequent changes to this forecast and related estimates will be reflected in the provision for credit losses in future periods.

Note 14 – Variable interest entities
Refer to Note 1 of JPMorgan Chase’s 2019 Form 10-K for a further description of JPMorgan Chase’s accounting policies regarding consolidation of VIEs.
The following table summarizes the most significant types of Firm-sponsored VIEs by business segment.

Line of Business	Transaction Type	Activity	Form 10-Q page reference
CCB	Credit card securitization trusts	Securitization of originated credit card receivables	162
	Mortgage securitization trusts	Servicing and securitization of both originated and purchased residential mortgages	162-164
CIB	Mortgage and other securitization trusts	Securitization of both originated and purchased residential and commercial mortgages, and other consumer loans	162-164
	Multi-seller conduits	Assist clients in accessing the financial markets in a cost-efficient manner and structures transactions to meet investor needs	164
	Municipal bond vehicles	Financing of municipal bond investments	164

The Firm also invests in and provides financing and other services to VIEs sponsored by third parties. Refer to pages 165–166 of this Note for more information on the VIEs sponsored by third parties.
Significant Firm-sponsored VIEs
Credit card securitizations
Refer to Note 14 of JPMorgan Chase’s 2019 Form 10-K for a more detailed discussion of JPMorgan Chase’s involvement with credit card securitizations.
As a result of the Firm’s continuing involvement, the Firm is considered to be the primary beneficiary of its Firm-sponsored credit card securitization trust, the Chase Issuance Trust. Refer to the table on page 165 of this Note for further information on consolidated VIE assets and liabilities.

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

The following table presents the total unpaid principal amount of assets held in Firm-sponsored private-label securitization entities, including those in which the Firm has continuing involvement, and those that are consolidated by the Firm. Continuing involvement includes servicing the loans, holding senior interests or subordinated interests (including amounts required to be held pursuant to credit risk retention rules), recourse or guarantee arrangements, and derivative contracts. In certain instances, the Firm’s only continuing involvement is servicing the loans. The Firm’s maximum loss exposure from retained and purchased interests is the carrying value of these interests. Refer to Securitization activity on page 166 of this Note for further information regarding the Firm’s cash flows associated with and interests retained in nonconsolidated VIEs, and pages 166-167 of this Note for information on the Firm’s loan sales and securitization activity related to U.S. GSEs and government agencies.

	Principal amount outstanding			JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
June 30, 2020 (in millions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	Investment securities	Other financial assets	Total interests held by JPMorgan Chase
Securitization-related(a)
Residential mortgage:
Prime/Alt-A and option ARMs	$55,813	$2,359	$44,492	$597	$1,031	$—	$1,628
Subprime	13,817	49	12,859	9	—	—	9
Commercial and other(b)	114,006	—	94,321	918	1,952	279	3,149
Total	$183,636	$2,408	$151,672	$1,524	$2,983	$279	$4,786

	Principal amount outstanding			JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
December 31, 2019 (in millions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	Investment securities	Other financial assets	Total interests held by JPMorgan Chase
Securitization-related(a)
Residential mortgage:
Prime/Alt-A and option ARMs	$60,348	$2,796	$48,734	$535	$625	$—	$1,160
Subprime	14,661	—	13,490	7	—	—	7
Commercial and other(b)	111,903	—	80,878	785	773	241	1,799
Total	$186,912	$2,796	$143,102	$1,327	$1,398	$241	$2,966

(a)
Excludes U.S. GSEs and government agency securitizations and re-securitizations, which are not Firm-sponsored. Refer to pages 166-167 of this Note for information on the Firm’s loan sales and securitization activity related to U.S. GSEs and government agencies.

(b)	Consists of securities backed by commercial real estate loans and non-mortgage-related consumer receivables purchased from third parties.

(c)
Excludes the following: retained servicing (refer to Note 15 for a discussion of MSRs); securities retained from loan sales and securitization activity related to U.S. GSEs and government agencies; interest rate and foreign exchange derivatives primarily used to manage interest rate and foreign exchange risks of securitization entities (refer to Note 5 for further information on derivatives); senior and subordinated securities of $201 million and $16 million, respectively, at June 30, 2020, and $106 million and $94 million, respectively, at December 31, 2019, which the Firm purchased in connection with CIB’s secondary market-making activities.

(d)	Includes interests held in re-securitization transactions.

(e)
As of June 30, 2020, and December 31, 2019, 76% and 63%, respectively, of the Firm’s retained securitization interests, which are predominantly carried at fair value and include amounts required to be held pursuant to credit risk retention rules, were risk-rated “A” or better, on an S&P-equivalent basis. The retained interests in prime residential mortgages consisted of $1.6 billion and $1.1 billion of investment-grade retained interests, and $62 million and $72 million of noninvestment-grade retained interests at June 30, 2020, and December 31, 2019, respectively. The retained interests in commercial and other securitization trusts consisted of $2.5 billion and $1.2 billion of investment-grade retained interests, and $650 million and $575 million of noninvestment-grade retained interests at June 30, 2020, and December 31, 2019, respectively.

Residential mortgage
The Firm securitizes residential mortgage loans originated by CCB, as well as residential mortgage loans purchased from third parties by either CCB or CIB. Refer to Note 14 of JPMorgan Chase’s 2019 Form 10-K for a more detailed description of the Firm’s involvement with residential mortgage securitizations. Refer to the table on page 165 of this Note for more information on the consolidated residential mortgage securitizations, and the table on the previous page of this Note for further information on interests held in nonconsolidated residential mortgage securitizations.
Commercial mortgages and other consumer securitizations
CIB originates and securitizes commercial mortgage loans, and engages in underwriting and trading activities involving the securities issued by securitization trusts. Refer to Note 14 of JPMorgan Chase’s 2019 Form 10-K for a more detailed description of the Firm’s involvement with commercial mortgage and other consumer securitizations. Refer to the table on page 165 of this Note for more information on the consolidated commercial mortgage securitizations, and the table on the previous page of this Note for further information on interests held in nonconsolidated securitizations.
Re-securitizations
Refer to Note 14 of JPMorgan Chase’s 2019 Form 10-K for a more detailed description of JPMorgan Chase’s participation in certain re-securitization transactions.
The following table presents the principal amount of securities transferred to re-securitization VIEs.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
Transfers of securities to VIEs
U.S. GSEs and government agencies	$12,505	$2,564	$15,222	$7,067

The Firm did not transfer any private label securities to re-securitization VIEs during the three and six months ended June 30, 2020 and 2019, respectively, and retained interests in any such Firm-sponsored VIEs as of June 30, 2020 and December 31, 2019 were immaterial.
The following table presents information on nonconsolidated re-securitization VIEs.

	Nonconsolidated re-securitization VIEs
(in millions)	June 30, 2020	December 31, 2019
U.S. GSEs and government agencies
Interest in VIEs	$4,189	$2,928

As of June 30, 2020, and December 31, 2019, the Firm did not consolidate any U.S. GSE and government agency re-securitization VIEs or any Firm-sponsored private-label re-securitization VIEs.

Multi-seller conduits
Refer to Note 14 of JPMorgan Chase’s 2019 Form 10-K for a more detailed description of JPMorgan Chase’s principal involvement with Firm-administered multi-seller conduits.
In the normal course of business, JPMorgan Chase makes markets in and invests in commercial paper issued by the Firm-administered multi-seller conduits. The Firm held $11.5 billion and $16.3 billion of the commercial paper issued by the Firm-administered multi-seller conduits at June 30, 2020, and December 31, 2019, respectively, which have been eliminated in consolidation. The Firm’s investments reflect the Firm’s funding needs and capacity and were not driven by market illiquidity. Other than the amounts required to be held pursuant to credit risk retention rules, the Firm is not obligated under any agreement to purchase the commercial paper issued by the Firm-administered multi-seller conduits.
Deal-specific liquidity facilities, program-wide liquidity and credit enhancement provided by the Firm have been eliminated in consolidation. The Firm or the Firm-administered multi-seller conduits provide lending-related commitments to certain clients of the Firm-administered multi-seller conduits. The unfunded commitments were $8.6 billion and $8.9 billion at June 30, 2020, and December 31, 2019, respectively, and are reported as off-balance sheet lending-related commitments in other unfunded commitments to extend credit. Refer to Note 23 for more information on off-balance sheet lending-related commitments.
Municipal bond vehicles
Municipal bond vehicles or tender option bond (“TOB”) trusts allow institutions to finance their municipal bond investments at short-term rates. TOB transactions are known as customer TOB trusts and non-customer TOB trusts. Customer TOB trusts are sponsored by a third party, refer to pages 165-166 of this Note for further information.
The Firm serves as sponsor for all non-customer TOB transactions. Refer to Note 14 of JPMorgan Chase’s 2019 Form 10-K for a more detailed description of JPMorgan Chase’s Municipal bond vehicles.

Consolidated VIE assets and liabilities
The following table presents information on assets and liabilities related to VIEs consolidated by the Firm as of June 30, 2020, and December 31, 2019.

	Assets				Liabilities
June 30, 2020 (in millions)	Trading assets	Loans	Other(b)	Total assets(c)	Beneficial interests in VIE assets(d)	Other(e)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$12,208	$859	$13,067	$5,790	$3	$5,793
Firm-administered multi-seller conduits	—	23,868	331	24,199	12,666	30	12,696
Municipal bond vehicles	2,206	—	3	2,209	2,126	1	2,127
Mortgage securitization entities(a)	57	2,308	97	2,462	245	118	363
Other	2	—	279	281	1	91	92
Total	$2,265	$38,384	$1,569	$42,218	$20,828	$243	$21,071

	Assets				Liabilities
December 31, 2019 (in millions)	Trading assets	Loans	Other(b)	Total assets(c)	Beneficial interests in VIE assets(d)	Other(e)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$14,986	$266	$15,252	$6,461	$6	$6,467
Firm-administered multi-seller conduits	1	25,183	355	25,539	9,223	36	9,259
Municipal bond vehicles	1,903	—	4	1,907	1,881	3	1,884
Mortgage securitization entities(a)	66	2,762	64	2,892	276	130	406
Other	663	—	192	855	—	272	272
Total	$2,633	$42,931	$881	$46,445	$17,841	$447	$18,288

(a)	Includes residential and commercial mortgage securitizations.

(b)	Includes assets classified as cash and other assets on the Consolidated balance sheets.

(c)
The assets of the consolidated VIEs included in the program types above are used to settle the liabilities of those entities. The assets and liabilities include third-party assets and liabilities of consolidated VIEs and exclude intercompany balances that eliminate in consolidation.

(d)
The interest-bearing beneficial interest liabilities issued by consolidated VIEs are classified in the line item on the Consolidated balance sheets titled, “Beneficial interests issued by consolidated variable interest entities.” The holders of these beneficial interests generally do not have recourse to the general credit of JPMorgan Chase. Refer to Note 14 of JPMorgan Chase’s 2019 Form 10-K for conduits program-wide credit enhancements. Included in beneficial interests in VIE assets are long-term beneficial interests of $6.0 billion and $6.7 billion at June 30, 2020, and December 31, 2019, respectively.

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
Tax credit vehicles
The Firm holds investments in unconsolidated tax credit vehicles, which are limited partnerships and similar entities that own and operate affordable housing, energy, and other projects. These entities are primarily considered VIEs. A third party is typically the general partner or managing member and has control over the significant activities of the tax credit vehicles, and accordingly the Firm does not consolidate tax credit vehicles. The Firm generally invests in these partnerships as a limited partner and earns a return primarily through the receipt of tax credits allocated to the projects. The maximum loss exposure, represented by equity investments and funding commitments, was $21.0 billion and $19.1 billion, of which $6.1 billion and $5.5 billion was unfunded at June 30, 2020 and December 31, 2019, respectively. In order to reduce the risk of loss, the Firm assesses each project and withholds varying amounts of its capital investment until the project qualifies for tax credits. Refer to Note 25 of JPMorgan Chase’s 2019 Form 10-K for further information on affordable housing tax credits. Refer to Note 23 of this Form 10-Q for more information on off-balance sheet lending-related commitments.

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

The Firm’s maximum exposure as a liquidity provider to customer TOB trusts at June 30, 2020 and December 31, 2019 was $6.1 billion and $5.5 billion, respectively. The fair value of assets held by such VIEs at June 30, 2020 and December 31, 2019, was $9.7 billion and $8.6 billion, respectively. Refer to Note 23 for more information on off-balance sheet lending-related commitments.
Loan securitizations
The Firm has securitized and sold a variety of loans, including residential mortgage, credit card, and commercial mortgage. Refer to Note 14 of JPMorgan Chase’s 2019 Form 10-K for a further description of the Firm’s accounting policies regarding securitizations.
Securitization activity
The following table provides information related to the Firm’s securitization activities for the three and six months ended June 30, 2020 and 2019, related to assets held in Firm-sponsored securitization entities that were not consolidated by the Firm, and where sale accounting was achieved at the time of the securitization.

	Three months ended June 30,				Six months ended June 30,
	2020		2019		2020		2019
(in millions)	Residential mortgage(d)	Commercial and other(e)	Residential mortgage(d)	Commercial and other(e)	Residential mortgage(d)	Commercial and other(e)	Residential mortgage(d)	Commercial and other(e)
Principal securitized	$534	$861	$2,125	$1,974	$3,598	$4,049	$3,907	$2,738
All cash flows during the period:(a)
Proceeds received from loan sales as financial instruments(b)(c)	$554	$912	$2,188	$2,041	$3,690	$4,185	$4,010	$2,823
Servicing fees collected	49	—	73	1	111	—	150	1
Cash flows received on interests	214	31	114	98	331	60	199	149

(a)	Excludes re-securitization transactions.

(b)	Predominantly includes Level 2 assets.

(c)	The carrying value of the loans accounted for at fair value approximated the proceeds received upon loan sale.

(d)	Includes prime mortgages only. Excludes loan securitization activity related to U.S. GSEs and government agencies.

(e)	Includes commercial mortgage and other consumer loans.
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

	Three months ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
Carrying value of loans sold	$17,447	$23,138	$42,382	$38,317
Proceeds received from loan sales as cash	13	2	22	70
Proceeds from loan sales as securities(a)(b)	17,274	22,823	41,937	37,660
Total proceeds received from loan sales(c)	$17,287	$22,825	$41,959	$37,730
Gains/(losses) on loan sales(d)(e)	$2	$104	$6	$153

(a)	Includes securities from U.S. GSEs and Ginnie Mae that are generally sold shortly after receipt or retained as part of the Firm’s investment securities portfolio.

(b)	Included in level 2 assets.

(c)	Excludes the value of MSRs retained upon the sale of loans.

(d)	Gains/(losses) on loan sales include the value of MSRs.

(e)	The carrying value of the loans accounted for at fair value approximated the proceeds received upon loan sale.
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
The following table presents loans the Firm repurchased or had an option to repurchase, real estate owned, and foreclosed government-guaranteed residential mortgage loans recognized on the Firm’s Consolidated balance sheets as of June 30, 2020 and December 31, 2019. Substantially all of these loans and real estate are insured or guaranteed by U.S. government agencies.

(in millions)	Jun 30, 2020	Dec 31, 2019
Loans repurchased or option to repurchase(a)	$1,523	$2,941
Real estate owned	13	41
Foreclosed government-guaranteed residential mortgage loans(b)	92	198

(a)	Predominantly all of these amounts relate to loans that have been repurchased from Ginnie Mae loan pools.

(b)	Relates to voluntary repurchases of loans, which are included in accrued interest and accounts receivable.

Loan delinquencies and liquidation losses
The table below includes information about components of and delinquencies related to nonconsolidated securitized financial assets held in Firm-sponsored private-label securitization entities, in which the Firm has continuing involvement as of June 30, 2020, and December 31, 2019.

					Net liquidation losses
	Securitized assets		90 days past due		Three months ended June 30,		Six months ended June 30,
(in millions)	Jun 30, 2020	Dec 31, 2019	Jun 30, 2020	Dec 31, 2019	2020	2019	2020	2019
Securitized loans
Residential mortgage:
Prime / Alt-A & option ARMs	$44,492	$48,734	$2,725	$2,449	$76	$171	$175	$328
Subprime	12,859	13,490	1,766	1,813	49	167	135	311
Commercial and other	94,321	80,878	401	187	1	24	11	165
Total loans securitized	$151,672	$143,102	$4,892	$4,449	$126	$362	$321	$804

Note 15 – Goodwill and Mortgage servicing rights
Refer to Note 15 of JPMorgan Chase’s 2019 Form 10-K for a discussion of the accounting policies related to goodwill and mortgage servicing rights.
Goodwill
The following table presents goodwill attributed to the business segments.

(in millions)	June 30, 2020	December 31, 2019
Consumer & Community Banking(a)	$30,082	$30,082
Corporate & Investment Bank(a)	7,889	7,901
Commercial Banking	2,985	2,982
Asset & Wealth Management	6,855	6,858
Total goodwill	$47,811	$47,823

(a)
In the first quarter of 2020, the Merchant Services business was realigned from CCB to CIB, including the associated Goodwill of $959 million. Prior-period amounts have been revised to conform with the current presentation.

The following table presents changes in the carrying amount of goodwill.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
Balance at beginning of period	$47,800	$47,474	$47,823	$47,471
Changes during the period from:
Other(a)	11	3	(12)	6
Balance at June 30,	$47,811	$47,477	$47,811	$47,477

(a)	Primarily relates to foreign currency adjustments.

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
As of June 30, 2020, the Firm reviewed current economic conditions, including the potential impacts of the COVID-19 pandemic on business performance, estimated market cost of equity, and also reviewed actuals and projections of business performance for all its reporting units. The Firm has concluded that the goodwill allocated to its reporting units was not impaired as of June 30, 2020, or December 31, 2019, nor was goodwill written off due to impairment during the six months ended June 30, 2020 or 2019.

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
The following table summarizes MSR activity for the three and six months ended June 30, 2020 and 2019.

	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except where otherwise noted)	2020	2019		2020	2019
Fair value at beginning of period	$3,267	$5,957		$4,699	$6,130
MSR activity:
Originations of MSRs	164	424		435	756
Purchase of MSRs	5	2		7	106
Disposition of MSRs(a)	2	(217)		(73)	(328)
Net additions/(dispositions)	171	209		369	534

Changes due to collection/realization of expected cash flows	(247)	(247)		(495)	(446)

Changes in valuation due to inputs and assumptions:
Changes due to market interest rates and other(b)	(144)	(540)		(1,514)	(841)
Changes in valuation due to other inputs and assumptions:
Projected cash flows (e.g., cost to service)	3	(350)	(e)	2	(350)	(e)
Discount rates	—	153		—	153
Prepayment model changes and other(c)	30	(89)		19	(87)
Total changes in valuation due to other inputs and assumptions	33	(286)		21	(284)
Total changes in valuation due to inputs and assumptions	(111)	(826)		(1,493)	(1,125)
Fair value at June 30	$3,080	$5,093		$3,080	$5,093

Changes in unrealized gains/(losses) included in income related to MSRs held at June 30	$(111)	$(826)		$(1,493)	$(1,125)
Contractual service fees, late fees and other ancillary fees included in income	329	437		693	857
Third-party mortgage loans serviced at June 30 (in billions)	483	527		483	527
Servicer advances, net of an allowance for uncollectible amounts, at June 30 (in billions)(d)	1.7	2.2		1.7	2.2

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

The following table presents the components of mortgage fees and related income (including the impact of MSR risk management activities) for the three and six months ended June 30, 2020 and 2019.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
Net production revenue	$742	$353	$1,061	$553

Net mortgage servicing revenue:
Operating revenue:
Loan servicing revenue	343	417	682	821
Changes in MSR asset fair value due to collection/realization of expected cash flows	(247)	(247)	(495)	(446)
Total operating revenue	96	170	187	375
Risk management:
Changes in MSR asset fair value due to market interest rates and other(a)	(144)	(540)	(1,514)	(841)
Other changes in MSR asset fair value due to other inputs and assumptions in model(b)	33	(286)	21	(284)
Changes in derivative fair value and other	190	582	1,482	872
Total risk management	79	(244)	(11)	(253)
Total net mortgage servicing revenue	175	(74)	176	122
Mortgage fees and related income	$917	$279	$1,237	$675

(a)	Represents both the impact of changes in estimated future prepayments due to changes in market interest rates, and the difference between actual and expected prepayments.

(b)
Represents the aggregate impact of changes in model inputs and assumptions such as projected cash flows (e.g., cost to service), discount rates and changes in prepayments other than those attributable to changes in market interest rates (e.g., changes in prepayments due to changes in home prices).

The table below outlines the key economic assumptions used to determine the fair value of the Firm’s MSRs at June 30, 2020, and December 31, 2019, and outlines hypothetical sensitivities of those fair values to immediate adverse changes in those assumptions, as defined below.

(in millions, except rates)	Jun 30, 2020	Dec 31, 2019
Weighted-average prepayment speed assumption (constant prepayment rate)	19.08%	11.67%
Impact on fair value of 10% adverse change	$(207)	$(200)
Impact on fair value of 20% adverse change	(391)	(384)
Weighted-average option adjusted spread(a)	9.10%	7.93%
Impact on fair value of a 100 basis point adverse change	$(100)	$(169)
Impact on fair value of a 200 basis point adverse change	(193)	(326)

(a)	Includes the impact of operational risk and regulatory capital.

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

Note 16 – Deposits
Refer to Note 17 of JPMorgan Chase’s 2019 Form 10-K for further information on deposits.
At June 30, 2020, and December 31, 2019, noninterest-bearing and interest-bearing deposits were as follows.

(in millions)	June 30, 2020	December 31, 2019
U.S. offices
Noninterest-bearing (included $15,512 and $22,637 at fair value)(a)	$529,729	$395,667
Interest-bearing (included $2,808 and $2,534 at fair value)(a)	1,061,093	876,156
Total deposits in U.S. offices	1,590,822	1,271,823
Non-U.S. offices
Noninterest-bearing (included $1,673 and $1,980 at fair value)(a)	22,752	20,087
Interest-bearing (included $1,519 and $1,438 at fair value)(a)	317,455	270,521
Total deposits in non-U.S. offices	340,207	290,608
Total deposits	$1,931,029	$1,562,431

(a)	Includes structured notes classified as deposits for which the fair value option has been elected. Refer to Note 3 for further information.

Note 17 – Leases
Refer to Note 18 of JPMorgan Chase’s 2019 Form 10-K for a further discussion on leases.
Firm as lessee
At June 30, 2020, JPMorgan Chase and its subsidiaries were obligated under a number of noncancellable leases, predominantly operating leases for premises and equipment used primarily for business purposes.
Operating lease liabilities and ROU assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term.
The following table provides information related to the Firm’s operating leases:

(in millions)	June 30, 2020	December 31, 2019
Right-of-use assets	$8,166	$8,190
Lease liabilities	8,426	8,505

The Firm’s net rental expense was $475 million and $464 million for the three months ended June 30, 2020 and 2019, and $949 million and $932 million for the six months ended June 30, 2020 and 2019.
Firm as lessor
The Firm’s lease financings are generally operating leases and are included in other assets on the Firm’s Consolidated balance sheets.
The following table presents the Firm’s operating lease income, included within other income, and the related depreciation expense, included within technology, communications and equipment expense, on the Consolidated statements of income:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
Operating lease income	$1,413	$1,327	$2,810	$2,643
Depreciation expense	1,084	988	2,224	1,985

Note 18 - Preferred stock
Refer to Note 21 of JPMorgan Chase’s 2019 Form 10-K for a further discussion on preferred stock.
The following is a summary of JPMorgan Chase’s non-cumulative preferred stock outstanding as of June 30, 2020 and December 31, 2019, and the quarterly dividend declarations for the three and six months ended June 30, 2020 and 2019.

	Shares		Carrying value (in millions)			Contractual rate in effect at June 30, 2020	Earliest redemption date	Floating annualized rate of three-month LIBOR/Term SOFR plus:	Dividend declared per share
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019	Issue date				Three months ended June 30,		Six months ended June 30,
									2020	2019	2020	2019
Fixed-rate:
Series P	—	—	$—	$—	2/5/2013	—%	3/1/2018	NA	$—	$136.25	$—	$272.50
Series T	—	—	—	—	1/30/2014	—	3/1/2019	NA	—	—	—	167.50
Series W	—	—	—	—	6/23/2014	—	9/1/2019	NA	—	157.50	—	315.00
Series Y	—	143,000	—	1,430	2/12/2015	—	3/1/2020	NA	—	153.13	153.13	306.26
Series AA	142,500	142,500	1,425	1,425	6/4/2015	6.100	9/1/2020	NA	152.50	152.50	305.00	305.00
Series BB	115,000	115,000	1,150	1,150	7/29/2015	6.150	9/1/2020	NA	153.75	153.75	307.50	307.50
Series DD	169,625	169,625	1,696	1,696	9/21/2018	5.750	12/1/2023	NA	143.75	143.75	287.50	287.50
Series EE	185,000	185,000	1,850	1,850	1/24/2019	6.000	3/1/2024	NA	150.00	211.67	300.00	211.67
Series GG	90,000	90,000	900	900	11/7/2019	4.750	12/1/2024	NA	118.75	NA	269.17	NA
Fixed-to-floating-rate:
Series I	293,375	293,375	$2,934	$2,934	4/23/2008	LIBOR + 3.47%	4/30/2018	LIBOR + 3.47%	$106.93	$153.00	$239.37	$308.51
Series Q	150,000	150,000	1,500	1,500	4/23/2013	5.150	5/1/2023	LIBOR + 3.25	128.75	128.75	257.50	257.50
Series R	150,000	150,000	1,500	1,500	7/29/2013	6.000	8/1/2023	LIBOR + 3.30	150.00	150.00	300.00	300.00
Series S	200,000	200,000	2,000	2,000	1/22/2014	6.750	2/1/2024	LIBOR + 3.78	168.75	168.75	337.50	337.50
Series U	100,000	100,000	1,000	1,000	3/10/2014	6.125	4/30/2024	LIBOR + 3.33	153.13	153.13	306.25	306.25
Series V	250,000	250,000	2,500	2,500	6/9/2014	LIBOR + 3.32	7/1/2019	LIBOR + 3.32	120.16	125.00	250.89	250.00	(a)
Series X	160,000	160,000	1,600	1,600	9/23/2014	6.100	10/1/2024	LIBOR + 3.33	152.50	152.50	305.00	305.00
Series Z	200,000	200,000	2,000	2,000	4/21/2015	LIBOR + 3.80	5/1/2020	LIBOR + 3.80	117.15	132.50	249.65	265.00	(b)
Series CC	125,750	125,750	1,258	1,258	10/20/2017	4.625	11/1/2022	LIBOR + 2.58	115.63	115.63	231.25	231.25
Series FF	225,000	225,000	2,250	2,250	7/31/2019	5.000	8/1/2024	SOFR + 3.38	125.00	NA	250.00	NA
Series HH	300,000	—	3,000	—	1/23/2020	4.600	2/1/2025	SOFR + 3.125	115.00	NA	240.22	NA
Series II	150,000	—	1,500	—	2/24/2020	4.000	4/1/2025	SOFR + 2.745	141.11	NA	141.11	NA	(c)
Total preferred stock	3,006,250	2,699,250	$30,063	$26,993

(a)	Prior to July 1, 2019, the dividend rate was fixed at 5%.

(b)	Prior to May 1, 2020, the dividend rate was fixed at 5.3%.

(c)	Dividends in the amount of $141.11 per share were declared on May 15, 2020 and include dividends from the original issue date of February 24, 2020 through June 30, 2020.
Each series of preferred stock has a liquidation value and redemption price per share of $10,000, plus accrued but unpaid dividends. The aggregate liquidation value was $30.5 billion at June 30, 2020.
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
On September 1, 2019, the Firm redeemed all $880 million of its 6.30% preferred stock, Series W.
On March 1, 2019, the Firm redeemed all $925 million of its 6.70% preferred stock, Series T.

Note 19 – Earnings per share
Refer to Note 23 of JPMorgan Chase’s 2019 Form 10-K for a discussion of the computation of basic and diluted earnings per share (“EPS”). The following table presents the calculation of basic and diluted EPS for the three and six months ended June 30, 2020 and 2019.

(in millions, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Basic earnings per share
Net income	$4,687	$9,652	$7,552	$18,831
Less: Preferred stock dividends	401	404	822	778
Net income applicable to common equity	4,286	9,248	6,730	18,053
Less: Dividends and undistributed earnings allocated to participating securities	21	56	32	108
Net income applicable to common stockholders	$4,265	$9,192	$6,698	$17,945

Total weighted-average basic shares outstanding	3,076.3	3,250.6	3,086.1	3,274.3
Net income per share	$1.39	$2.83	$2.17	$5.48

Diluted earnings per share
Net income applicable to common stockholders	$4,265	$9,192	$6,698	$17,945
Total weighted-average basic shares outstanding	3,076.3	3,250.6	3,086.1	3,274.3
Add: Dilutive impact of SARs and employee stock options, unvested PSUs and nondividend-earning RSUs	4.7	9.1	4.7	9.6
Total weighted-average diluted shares outstanding	3,081.0	3,259.7	3,090.8	3,283.9
Net income per share	$1.38	$2.82	$2.17	$5.46

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

As of or for the three months ended June 30, 2020 (in millions)	Unrealized gains/(losses) on investment securities	Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)

Balance at April 1, 2020	$5,176	$(1,037)	$(43)	$2,528	$(1,311)	$2,105	$7,418
Net change	2,744	142	16	234	(7)	(1,758)	1,371
Balance at June 30, 2020	$7,920 (a)	$(895)	$(27)	$2,762	$(1,318)	$347	$8,789

As of or for the three months ended June 30, 2019 (in millions)	Unrealized gains/(losses) on investment securities	Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)

Balance at April 1, 2019	$2,616	$(751)	(159)	$29	$(2,272)	$(21)	$(558)
Net change	1,093	99	86	97	41	256	1,672
Balance at June 30, 2019	$3,709	$(652)	$(73)	$126	$(2,231)	$235	$1,114

As of or for the six months ended June 30, 2020 (in millions)	Unrealized gains/(losses) on investment securities	Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)

Balance at January 1, 2020	$4,057	$(707)	$(131)	$63	$(1,344)	$(369)	$1,569
Net change	3,863	(188)	104	2,699	26	716	7,220
Balance at June 30, 2020	$7,920 (a)	$(895)	$(27)	$2,762	$(1,318)	$347	$8,789

As of or for the six months ended June 30, 2019 (in millions)	Unrealized gains/(losses) on investment securities	Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)

Balance at January 1, 2019	$1,202	$(727)	$(161)	$(109)	$(2,308)	$596	$(1,507)
Net change	2,507	75	88	235	77	(361)	2,621
Balance at June 30, 2019	$3,709	$(652)	$(73)	$126	$(2,231)	$235	$1,114

(a)	Includes after-tax net unamortized unrealized gains of $703 million related to AFS securities that have been transferred to HTM.

The following table presents the pre-tax and after-tax changes in the components of OCI.

	2020			2019
Three months ended June 30, (in millions)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Unrealized gains/(losses) on investment securities:
Net unrealized gains/(losses) arising during the period	$3,642	$(878)	$2,764	$1,491	$(365)	$1,126
Reclassification adjustment for realized (gains)/losses included in net income(a)	(26)	6	(20)	(44)	11	(33)
Net change	3,616	(872)	2,744	1,447	(354)	1,093
Translation adjustments(b):
Translation	405	46	451	123	72	195
Hedges	(405)	96	(309)	(128)	32	(96)
Net change	—	142	142	(5)	104	99
Fair value hedges, net change(c):	21	(5)	16	112	(26)	86
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	402	(97)	305	101	(24)	77
Reclassification adjustment for realized (gains)/losses included in net income(d)	(93)	22	(71)	26	(6)	20
Net change	309	(75)	234	127	(30)	97
Defined benefit pension and OPEB plans:
Net gain/(loss) arising during the period	—	—	—	(1)	—	(1)
Reclassification adjustments included in net income(e):
Amortization of net loss	3	(1)	2	41	(7)	34
Amortization of prior service cost/(credit)	1	(2)	(1)	1	(1)	—
Foreign exchange and other	(8)	—	(8)	9	(1)	8
Net change	(4)	(3)	(7)	50	(9)	41
DVA on fair value option elected liabilities, net change:	(2,314)	556	(1,758)	338	(82)	256
Total other comprehensive income/(loss)	$1,628	$(257)	$1,371	$2,069	$(397)	$1,672

	2020			2019
Six months ended June 30, (in millions)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Unrealized gains/(losses) on investment securities:
Net unrealized gains/(losses) arising during the period	$5,351	$(1,291)	$4,060	$3,366	$(816)	$2,550
Reclassification adjustment for realized (gains)/losses included in net income(a)	(259)	62	(197)	(57)	14	(43)
Net change	5,092	(1,229)	3,863	3,309	(802)	2,507
Translation adjustments(b):
Translation	(1,187)	101	(1,086)	164	36	200
Hedges	1,184	(286)	898	(166)	41	(125)
Net change	(3)	(185)	(188)	(2)	77	75
Fair value hedges, net change(c):	136	(32)	104	115	(27)	88
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	3,653	(877)	2,776	242	(57)	185
Reclassification adjustment for realized (gains)/losses included in net income(d)	(101)	24	(77)	65	(15)	50
Net change	3,552	(853)	2,699	307	(72)	235
Defined benefit pension and OPEB plans:
Net gain/(loss) arising during the period	9	(2)	7	2	(2)	—
Reclassification adjustments included in net income(e):
Amortization of net loss	7	(2)	5	83	(16)	67
Amortization of prior service cost/(credit)	2	(2)	—	2	(1)	1
Foreign exchange and other	23	(9)	14	1	8	9
Net change	41	(15)	26	88	(11)	77
DVA on fair value option elected liabilities, net change:	$941	$(225)	$716	$(469)	$108	$(361)
Total other comprehensive income/(loss)	$9,759	$(2,539)	$7,220	$3,348	$(727)	$2,621

(a)	The pre-tax amount is reported in Investment securities gains in the Consolidated statements of income.

(b)
Reclassifications of pre-tax realized gains/(losses) on translation adjustments and related hedges are reported in other income/expense in the Consolidated statements of income. The amounts were not material for the three and six months ended June 30, 2020. During the three and six months ended June 30, 2019, the Firm reclassified net pre-tax gains of $6 million to other income and $1 million to other expense, respectively. These amounts, which related to the liquidation of certain legal entities, are comprised of $5 million related to net investment hedge gains and $2 million related to cumulative translation adjustments.

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
The following table presents the components of the Firm’s restricted cash:

(in billions)	June 30, 2020	December 31, 2019
Cash reserves – Federal Reserve Banks(a)	$—	$26.6
Segregated for the benefit of securities and cleared derivative customers	20.5	16.0
Cash reserves at non-U.S. central banks and held for other general purposes	4.7	3.9
Total restricted cash(b)	$25.2	$46.5

(a)	Effective March 26, 2020, the Federal Reserve temporarily eliminated reserve requirements for depository institutions.

(b)
Comprises $23.9 billion and $45.3 billion in deposits with banks, and $1.3 billion and $1.2 billion in cash and due from banks on the Consolidated balance sheet as of June 30, 2020 and December 31, 2019, respectively.

Also, as of June 30, 2020 and December 31, 2019, the Firm had the following other restricted assets:

•	Cash and securities pledged with clearing organizations for the benefit of customers of $35.7 billion and $24.7 billion, respectively.

•	Securities with a fair value of $5.7 billion and $8.8 billion, respectively, were also restricted in relation to customer activity.

Note 22 – Regulatory capital
Refer to Note 27 of JPMorgan Chase’s 2019 Form 10-K for a detailed discussion on regulatory capital.
The Federal Reserve establishes capital requirements, including well-capitalized standards, for the consolidated financial holding company. The Office of the Comptroller of the Currency (“OCC”) establishes similar minimum capital requirements and standards for the Firm’s principal IDI subsidiary, JPMorgan Chase Bank, N.A.
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
The following table presents the minimum and well-capitalized ratios to which the Firm and its IDI subsidiaries were subject as of June 30, 2020 and December 31, 2019.

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
Current Expected Credit Losses
As disclosed in the Firm’s 2019 Form 10-K, the Firm initially elected to phase-in the January 1, 2020 (“day 1”) CECL adoption impact to retained earnings of $2.7 billion to CET1 capital, at 25% per year in each of 2020 to 2023. As part of their response to the impact of the COVID-19 pandemic, on March 31, 2020, the federal banking agencies issued an interim final rule that provided the option to delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period.
The interim final rule provides a uniform approach for estimating the effects of CECL compared to the legacy incurred loss model during the first two years of the transition period (the “day 2” transition amount), whereby the Firm may exclude from CET1 capital 25% of the change in the allowance for credit losses (excluding allowances on PCD loans). The cumulative day 2 transition amount as at December 31, 2021 that is not recognized in CET1 capital as well as the $2.7 billion day 1 impact, will be phased into CET1 capital at 25% per year beginning January 1, 2022. The Firm has elected to apply the CECL capital transition provisions, and accordingly, for the period ended June 30, 2020, the capital metrics of the Firm exclude $6.5 billion, which is the $2.7 billion day 1 impact to retained earnings and 25% of the $15.7 billion increase in the allowance for credit losses (excluding allowances on PCD loans).
The impacts of the CECL capital transition provisions on Tier 2 capital, adjusted average assets, and total leverage exposure have also been incorporated into the Firm’s capital metrics. Refer to Note 1 for further information on the CECL accounting guidance.
The following tables present the risk-based and leverage-based capital metrics for JPMorgan Chase and JPMorgan Chase Bank, N.A. under both the Basel III Standardized and Basel III Advanced Approaches. As of June 30, 2020, the capital metrics are presented applying the CECL capital transition provisions. As of June 30, 2020 and December 31, 2019, JPMorgan Chase and JPMorgan Chase Bank, N.A. were well-capitalized and met all capital requirements to which each was subject.

June 30, 2020 (in millions, except ratios)	Basel III Standardized		Basel III Advanced
	JPMorgan Chase & Co.(d)	JPMorgan Chase Bank, N.A.(d)	JPMorgan Chase & Co.(d)	JPMorgan Chase Bank, N.A.(d)
Risk-based capital metrics:(a)
CET1 capital	$190,867	$217,100	$190,867	$217,100
Tier 1 capital	220,674	217,107	220,674	217,107
Total capital	256,667	234,631	244,112	222,473
Risk-weighted assets	1,541,365	1,458,534	1,450,587	1,310,057
CET1 capital ratio	12.4%	14.9%	13.2%	16.6%
Tier 1 capital ratio	14.3	14.9	15.2	16.6
Total capital ratio	16.7	16.1	16.8	17.0
Leverage-based capital metrics:
Adjusted average assets(b)	$3,176,729	$2,757,510	$3,176,729	$2,757,510
Tier 1 leverage ratio	6.9%	7.9%	6.9%	7.9%
Total leverage exposure(c)	NA	NA	$3,228,424	$3,418,625
SLR(c)	NA	NA	6.8%	6.4%

December 31, 2019 (in millions, except ratios)	Basel III Standardized		Basel III Advanced
	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.
Risk-based capital metrics:(a)
CET1 capital	$187,753	$206,848	$187,753	$206,848
Tier 1 capital	214,432	206,851	214,432	206,851
Total capital	242,589	224,390	232,112	214,091
Risk-weighted assets	1,515,869	1,457,689	1,397,878	1,269,991
CET1 capital ratio	12.4%	14.2%	13.4%	16.3%
Tier 1 capital ratio	14.1	14.2	15.3	16.3
Total capital ratio	16.0	15.4	16.6	16.9
Leverage-based capital metrics:
Adjusted average assets(b)	$2,730,239	$2,353,432	$2,730,239	$2,353,432
Tier 1 leverage ratio	7.9%	8.8%	7.9%	8.8%
Total leverage exposure	NA	NA	$3,423,431	$3,044,509
SLR	NA	NA	6.3%	6.8%

(a)	The capital adequacy of the Firm and JPMorgan Chase Bank, N.A. is evaluated against the lower of the two ratios as calculated under Basel III approaches (Standardized or Advanced).

(b)
Adjusted average assets, for purposes of calculating the leverage ratio, includes total quarterly average assets adjusted for on-balance sheet assets that are subject to deduction from Tier 1 capital, predominantly goodwill and other intangible assets.

(c)
As of June 30, 2020, JPMorgan Chase’s total leverage exposure for purposes of calculating the SLR, excludes on-balance sheet amounts of U.S. Treasury securities and deposits at Federal Reserve Banks, as provided by the interim final rule issued by the Federal Reserve on April 1, 2020. On June 1, 2020, the Federal Reserve, OCC and FDIC issued an interim final rule that provides IDI subsidiaries with an option to apply this temporary exclusion subject to certain restrictions. As of June 30, 2020, JPMorgan Chase Bank, N.A. has not elected to apply this exclusion.

(d)
As of June 30, 2020, the capital metrics for the Firm reflect the exclusion of assets purchased from money market mutual fund clients pursuant to nonrecourse advances provided under the MMLF. Additionally, loans originated under the PPP, in the Firm and JPMorgan Chase Bank, N.A. receive a zero percent risk weight.

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

The following table summarizes the contractual amounts and carrying values of off-balance sheet lending-related financial instruments, guarantees and other commitments at June 30, 2020, and December 31, 2019. The amounts in the table below for credit card, home equity and certain scored business banking lending-related commitments represent the total available credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit for these products will be utilized at the same time. The Firm can reduce or cancel credit card and certain scored business banking lines of credit by providing the borrower notice or, in some cases as permitted by law, without notice. In addition, the Firm typically closes credit card lines when the borrower is 60 days or more past due. The Firm may reduce or close HELOCs when there are significant decreases in the value of the underlying property, or when there has been a demonstrable decline in the creditworthiness of the borrower.

In conjunction with the adoption of CECL, the Firm reclassified risk-rated loans and lending-related commitments from the consumer, excluding credit card portfolio segment to the wholesale portfolio segment, to align with the methodology applied when determining the allowance. Prior-period amounts have been revised to conform with the current presentation. Refer to Note 1 for further information.

Off–balance sheet lending-related financial instruments, guarantees and other commitments
	Contractual amount							Carrying value(i)
	June 30, 2020					Dec 31, 2019		Jun 30, 2020	Dec 31, 2019
By remaining maturity (in millions)	Expires in 1 year or less	Expires after 1 year through 3 years	Expires after 3 years through 5 years	Expires after 5 years	Total	Total
Lending-related
Consumer, excluding credit card:
Residential real estate(a)	$15,055	$1,310	$3,173	$15,864	$35,402	$30,217		$241	$12
Auto and other	9,146	1	27	772	9,946	9,952		—	—
Total consumer, excluding credit card	24,201	1,311	3,200	16,636	45,348	40,169		241	12
Credit card(b)	673,836	—	—	—	673,836	650,720		—	—
Total consumer(b)(c)	698,037	1,311	3,200	16,636	719,184	690,889		241	12
Wholesale:
Other unfunded commitments to extend credit(d)	88,390	138,354	132,361	11,879	370,984	376,107		1,920	959
Standby letters of credit and other financial guarantees(d)	16,116	10,173	4,028	1,625	31,942	34,242		482	618
Other letters of credit(d)	2,466	82	19	—	2,567	2,961		17	4
Total wholesale(c)	106,972	148,609	136,408	13,504	405,493	413,310		2,419	1,581
Total lending-related	$805,009	$149,920	$139,608	$30,140	$1,124,677	$1,104,199		$2,660	$1,593
Other guarantees and commitments
Securities lending indemnification agreements and guarantees(e)	$218,273	$—	$—	$—	$218,273	$204,827		$—	$—
Derivatives qualifying as guarantees	859	62	11,469	40,354	52,744	53,089		388	159
Unsettled resale and securities borrowed agreements	148,288	1,234	—	—	149,522	117,951		4	—
Unsettled repurchase and securities loaned agreements	112,424	562	—	—	112,986	73,351		(1)	—
Loan sale and securitization-related indemnifications:
Mortgage repurchase liability	NA	NA	NA	NA	NA	NA		85	59
Loans sold with recourse	NA	NA	NA	NA	904	944		24	27
Exchange & clearing house guarantees and commitments(f)	97,750	—	—	—	97,750	206,432		—	—
Other guarantees and commitments(g)	5,640	3,716	286	3,201	12,843	10,534	(h)	(81)	(73)

(a)	Includes certain commitments to purchase loans from correspondents.

(b)	Also includes commercial card lending-related commitments primarily in CB and CIB.

(c)	Predominantly all consumer and wholesale lending-related commitments are in the U.S.

(d)
At June 30, 2020, and December 31, 2019, reflected the contractual amount net of risk participations totaling $66 million and $76 million, respectively, for other unfunded commitments to extend credit; $9.0 billion and $9.8 billion, respectively, for standby letters of credit and other financial guarantees; and $290 million and $546 million, respectively, for other letters of credit. In regulatory filings with the Federal Reserve these commitments are shown gross of risk participations.

(e)
At June 30, 2020, and December 31, 2019, collateral held by the Firm in support of securities lending indemnification agreements was $229.6 billion and $216.2 billion, respectively. Securities lending collateral primarily consists of cash, G7 government securities, and securities issued by U.S. GSEs and government agencies.

(f)
At June 30, 2020, and December 31, 2019, includes guarantees to the Fixed Income Clearing Corporation under the sponsored member repo program and commitments and guarantees associated with the Firm’s membership in certain clearing houses.

(g)
At June 30, 2020, and December 31, 2019, primarily includes letters of credit hedged by derivative transactions and managed on a market risk basis, and unfunded commitments related to institutional lending. Additionally, includes unfunded commitments predominantly related to certain tax-oriented equity investments.

(h)	Prior-period amounts have been revised to conform with the current presentation.

(i)
For lending-related products, the carrying value represents the allowance for lending-related commitments and the guarantee liability; for derivative-related products, and lending-related commitments for which the fair value option was elected, the carrying value represents the fair value. At June 30, 2020, includes net markdowns on held-for-sale positions related to unfunded commitments in the bridge financing portfolio.

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
The following table summarizes the contractual amount and carrying value of standby letters of credit and other financial guarantees and other letters of credit arrangements as of June 30, 2020, and December 31, 2019.
Standby letters of credit, other financial guarantees and other letters of credit

	June 30, 2020		December 31, 2019
(in millions)	Standby letters of credit and other financial guarantees	Other letters of credit	Standby letters of credit and other financial guarantees	Other letters of credit
Investment-grade(a)	$23,952	$1,837	$26,880	$2,137
Noninvestment-grade(a)	7,990	730	7,362	824
Total contractual amount	$31,942	$2,567	$34,242	$2,961

Allowance for lending-related commitments	$126	$17	$216	$4
Guarantee liability	356	—	402	—
Total carrying value	$482	$17	$618	$4

Commitments with collateral	$17,194	$411	$17,853	$728

(a)	The ratings scale is based on the Firm’s internal risk ratings. Refer to Note 12 for further information on internal risk ratings.
Derivatives qualifying as guarantees
The Firm transacts in certain derivative contracts that have the characteristics of a guarantee under U.S. GAAP. Refer to Note 28 of JPMorgan Chase’s 2019 Form 10-K for further information on these derivatives.
The following table summarizes the derivatives qualifying as guarantees as of June 30, 2020, and December 31, 2019.

(in millions)	June 30, 2020	December 31, 2019
Notional amounts
Derivative guarantees	$52,744	$53,089
Stable value contracts with contractually limited exposure	28,874	28,877
Maximum exposure of stable value contracts with contractually limited exposure	2,970	2,967

Fair value
Derivative payables	388	159

In addition to derivative contracts that meet the characteristics of a guarantee, the Firm is both a purchaser and seller of credit protection in the credit derivatives market. Refer to Note 5 for a further discussion of credit derivatives.

Merchant charge-backs
Under the rules of payment networks, the Firm, in its role as a merchant acquirer, retains a contingent liability for disputed processed credit and debit card transactions that result in a charge-back to the merchant. If a dispute is resolved in the cardholder’s favor, Merchant Services will (through the cardholder’s issuing bank) credit or refund the amount to the cardholder and will charge back the transaction to the merchant. If Merchant Services is unable to collect the amount from the merchant, Merchant Services will bear the loss for the amount credited or refunded to the cardholder. Merchant Services mitigates this risk by withholding future settlements, retaining cash reserve accounts or obtaining other collateral. In addition, Merchant Services recognizes a valuation allowance that covers the payment or performance risk to the Firm related to charge-backs. The carrying value of the valuation allowance was $20 million and $11 million at June 30, 2020 and December 31, 2019, respectively.

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
Sponsored member repo program
The Firm acts as a sponsoring member to clear eligible overnight resale and repurchase agreements through the Government Securities Division of the Fixed Income Clearing Corporation (“FICC”) on behalf of clients that become sponsored members under the FICC’s rules. The Firm also guarantees to the FICC the prompt and full payment and performance of its sponsored member clients’ respective obligations under the FICC’s rules. The Firm minimizes its liability under these overnight guarantees by obtaining a security interest in the cash or high-quality securities collateral that the clients place with the clearing house therefore the Firm expects the risk of loss to be remote. The Firm’s maximum possible exposure, without taking into consideration the associated collateral, is included in the Exchange & clearing house guarantees and commitments line on page 179. Refer to Note 11 of JPMorgan Chase’s 2019 Form 10-K for additional information on credit risk mitigation practices on resale agreements and the types of collateral pledged under repurchase agreements.
Guarantees of subsidiaries
The Parent Company has guaranteed certain long-term debt and structured notes of its subsidiaries, including JPMorgan Chase Financial Company LLC (“JPMFC”), a 100%-owned finance subsidiary. All securities issued by JPMFC are fully and unconditionally guaranteed by the Parent Company. These guarantees, which rank on parity with the Firm’s unsecured and unsubordinated indebtedness, are not included in the table on page 179 of this Note. Refer to Note 20 of JPMorgan Chase’s 2019 Form 10-K for additional information.

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
The following table presents the Firm’s pledged assets.

(in billions)	June 30, 2020	December 31, 2019
Assets that may be sold or repledged or otherwise used by secured parties	$189.7	$125.2
Assets that may not be sold or repledged or otherwise used by secured parties	108.6	80.2
Assets pledged at Federal Reserve banks and FHLBs(a)	479.6	478.9
Total pledged assets	$777.9	$684.3

(a)	Includes assets pledged to the Federal Reserve under the MMLF and the Federal Reserve’s open market operations.
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
The following table presents the fair value of collateral accepted.

(in billions)	June 30, 2020	December 31, 2019
Collateral permitted to be sold or repledged, delivered, or otherwise used	$1,282.3	$1,282.5
Collateral sold, repledged, delivered or otherwise used(a)	985.3	1,000.5

(a)	Includes collateral repledged to the Federal Reserve under the Federal Reserve’s open market operations.

Note 25 – Litigation
Contingencies
As of June 30, 2020, the Firm and its subsidiaries and affiliates are defendants, putative defendants or respondents in numerous legal proceedings, including private, civil litigations and regulatory/government investigations. The litigations range from individual actions involving a single plaintiff to class action lawsuits with potentially millions of class members. Investigations involve both formal and informal proceedings, by both governmental agencies and self-regulatory organizations. These legal proceedings are at varying stages of adjudication, arbitration or investigation, and involve each of the Firm’s lines of business and several geographies and a wide variety of claims (including common law tort and contract claims and statutory antitrust, securities and consumer protection claims), some of which present novel legal theories.
The Firm believes the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for its legal proceedings is from $0 to approximately $1.7 billion at June 30, 2020. This estimated aggregate range of reasonably possible losses was based upon information available as of that date for those proceedings in which the Firm believes that an estimate of reasonably possible loss can be made. For certain matters, the Firm does not believe that such an estimate can be made, as of that date. The Firm’s estimate of the aggregate range of reasonably possible losses involves significant judgment, given:

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
Amrapali. India’s Enforcement Directorate (“ED”) is investigating JPMorgan India Private Limited in connection with investments made in 2010 and 2012 by two offshore funds formerly managed by JPMorgan Chase entities into residential housing projects developed by the Amrapali Group (“Amrapali”). In 2017, numerous creditors filed civil claims against Amrapali including petitions brought by home buyers relating to delays in delivering or failure to deliver residential units. The home buyers’ petitions have been overseen by the Supreme Court of India since 2017 pursuant to its jurisdiction over public interest litigation. In July 2019, the Supreme Court of India issued an order making preliminary findings that Amrapali and other parties, including unspecified JPMorgan Chase entities and the offshore funds that had invested in the projects, violated certain currency control and money laundering provisions, and ordering the ED to conduct a further inquiry under India’s Prevention of Money Laundering Act (“PMLA”) and Foreign Exchange Management Act (“FEMA”). In May 2020, the Enforcement Directorate issued a provisional attachment order as part of the criminal PMLA proceedings freezing approximately $25 million held by JPMorgan India Private Limited. In June 2020, the funds were transferred to an account held by the Supreme Court of India. A separate civil proceeding relating to alleged FEMA violations is ongoing. The Firm is responding to and cooperating with the investigation.
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
Foreign Exchange Investigations and Litigation. The Firm previously reported settlements with certain government authorities relating to its foreign exchange (“FX”) sales and trading activities and controls related to those activities. Among those resolutions, in May 2015, the Firm pleaded guilty to a single violation of federal antitrust law. In January 2017, the Firm was sentenced, with judgment entered thereafter and a term of probation ending in January 2020. The term of probation has concluded, with the Firm remaining in good standing throughout the probation period. The Department of Labor granted the Firm a five-year exemption of disqualification that allows the Firm and its affiliates to continue to rely on the Qualified Professional Asset Manager exemption under the Employee Retirement Income Security Act (“ERISA”) until January 2023. The Firm will need to reapply in due course for a further exemption to cover the remainder of the ten-year disqualification period. A South Africa Competition Commission matter is the remaining FX-related governmental inquiry, and is currently pending before the South Africa Competition Tribunal.
In August 2018, the United States District Court for the Southern District of New York granted final approval to the Firm’s settlement of a consolidated class action brought by U.S.-based plaintiffs, which principally alleged violations of federal antitrust laws based on an alleged conspiracy to manipulate foreign exchange rates and also sought damages on behalf of persons who transacted in FX futures and options on futures. Certain members of the settlement class filed requests to the Court to be excluded from the class, and certain of them filed a complaint against the Firm and a number of other foreign exchange dealers in November 2018. A number of these actions remain pending. Further, putative class actions have been filed against the Firm and a number of other foreign exchange dealers on behalf of certain consumers who purchased foreign currencies at allegedly inflated rates and purported indirect purchasers of FX instruments; these actions also remain pending in the District Court. In 2020, the Firm and 11 other defendants agreed to settle the class action filed by purported indirect purchasers for a total of $10 million. That settlement remains subject to court approval. In addition, some FX-related individual and putative class actions based on similar alleged underlying conduct have been filed outside the U.S., including in the U.K., Israel and Australia.
Interchange Litigation. Groups of merchants and retail associations filed a series of class action complaints alleging that Visa and Mastercard, as well as certain banks, conspired to set the price of credit and debit card interchange fees and enacted related rules in violation of antitrust laws. In 2012, the parties initially settled the cases for a cash payment, a temporary reduction of credit card interchange, and modifications to certain credit card network rules. In 2017, after the approval of that settlement was reversed on appeal, the case was remanded to the United States District Court for the Eastern District of New York for further proceedings consistent with the appellate decision.
The original class action was divided into two separate actions, one seeking primarily monetary relief and the other seeking primarily injunctive relief. In September 2018, the parties to the class action seeking monetary relief finalized an agreement which amends and supersedes the prior settlement agreement. Pursuant to this settlement, the defendants collectively contributed an additional $900 million to the approximately $5.3 billion previously held in escrow from the original settlement. In December 2019, the amended agreement was approved by the District Court. Certain merchants appealed the District Court’s approval order, and those appeals are pending. Based on the percentage of merchants that opted out of the amended class settlement, $700 million has been returned to the defendants from the settlement escrow in accordance with the settlement agreement. The class action seeking primarily injunctive relief continues separately.
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
In actions related to U.S. dollar LIBOR during the period that it was administered by the BBA, the Firm has resolved certain of these actions, and others are in various stages of litigation. The District Court dismissed certain claims, including antitrust claims brought by some plaintiffs whom the District Court found did not have standing to assert such claims, and permitted certain claims to proceed, including antitrust, Commodity Exchange Act, Section 10(b) of the Securities Exchange Act and common law claims. The plaintiffs whose antitrust claims were dismissed for lack of standing have filed an appeal. The District Court granted class certification of antitrust claims related to bonds and interest rate swaps sold directly by the defendants and denied class certification motions filed by other plaintiffs. In the consolidated putative class action related to the time period that U.S. dollar LIBOR was administered by ICE Benchmark Administration, the District Court granted defendants’ motion to dismiss plaintiffs’ complaint, and the plaintiffs have appealed. The Firm’s settlements of putative class actions related to Swiss franc LIBOR, the Singapore Interbank Offered Rate and the Singapore Swap Offer Rate (“SIBOR”), the Australian Bank Bill Swap Reference Rate, and certain of the putative class actions related to U.S. dollar LIBOR remain subject to court approval. In the class actions related to SIBOR and Swiss franc LIBOR, the District Court concluded that the Court lacked subject matter jurisdiction, and plaintiffs’ appeals of those decisions are pending.
Metals and U.S. Treasuries Investigations and Litigation and Related Inquiries. Various authorities, including the Department of Justice’s Criminal Division, are conducting investigations relating to trading practices in the metals markets and related conduct. The Firm also is responding to related requests concerning similar trading-practices issues in markets for other financial instruments, such as U.S. Treasuries. The Firm continues to cooperate with these investigations and is currently engaged in discussions with various regulators about resolving their respective investigations. There is no assurance that such discussions will result in settlements. Several putative class action complaints have been filed in the United States District Court for the Southern District of New York against the Firm and certain former employees, alleging a precious metals futures and options price manipulation scheme in violation of the Commodity Exchange Act. Some of the complaints also allege unjust enrichment and deceptive acts or practices under the General Business Law of the State of New York. The Court consolidated these putative class actions in February 2019, and the consolidated action is stayed through May 2021. In addition, several putative class actions have been filed in the United States District Courts for the Northern District of Illinois and Southern District of New York against the Firm, alleging manipulation of U.S. Treasuries futures and options, and bringing claims under the Commodity Exchange Act. Some of the complaints also allege unjust enrichment. A motion is pending before the United States Judicial Panel on Multidistrict Litigation to transfer and consolidate or coordinate the actions. The Firm is also a defendant in a consolidated action filed in the United States District Court for the Southern District of New York alleging monopolization of silver futures in violation of the Sherman Act.

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
The Firm has established reserves for several hundred of its currently outstanding legal proceedings. In accordance with the provisions of U.S. GAAP for contingencies, the Firm accrues for a litigation-related liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. The Firm evaluates its outstanding legal proceedings each quarter to assess its litigation reserves, and makes adjustments in such reserves, upward or downward, as appropriate, based on management’s best judgment after consultation with counsel. The Firm’s legal expense/(benefit) was $118 million and $69 million for the three months ended June 30, 2020 and 2019, respectively, and $315 million and $(12) million for the six months ended June 30, 2020 and 2019. There is no assurance that the Firm’s litigation reserves will not need to be adjusted in the future.
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
Segment results
The following tables provide a summary of the Firm’s segment results as of or for the three and six months ended June 30, 2020 and 2019, on a managed basis. The Firm’s definition of managed basis starts with the reported U.S. GAAP results and includes certain reclassifications to present total net revenue for the Firm (and each of the reportable business segments) on an FTE basis. Accordingly, revenue from investments that receive tax credits and tax-exempt securities is presented in the managed results on a basis comparable to taxable investments and securities. Refer to Note 32 of JPMorgan Chase’s 2019 Form 10-K for additional information on the Firm’s managed basis.

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

Segment results and reconciliation(a)
As of or for the three months ended June 30, (in millions, except ratios)	Consumer & Community Banking(b)		Corporate & Investment Bank		Commercial Banking		Asset & Wealth Management
	2020	2019	2020	2019	2020	2019	2020	2019
Noninterest revenue	$4,116	$4,104	$12,273	$7,660	$815	$623	$2,720	$2,683
Net interest income	8,101	9,380	4,079	2,171	1,577	1,662	890	876
Total net revenue	12,217	13,484	16,352	9,831	2,392	2,285	3,610	3,559
Provision for credit losses	5,828	1,120	1,987	—	2,431	29	223	2
Noninterest expense	6,626	6,836	6,764	5,661	899	931	2,506	2,596
Income/(loss) before income tax expense/(benefit)	(237)	5,528	7,601	4,170	(938)	1,325	881	961
Income tax expense/(benefit)	(61)	1,371	2,137	1,224	(247)	323	223	242
Net income/(loss)	$(176)	$4,157	$5,464	$2,946	$(691)	$1,002	$658	$719
Average equity	$52,000	$52,000	$80,000	$80,000	$22,000	$22,000	$10,500	$10,500
Total assets	492,251	536,758	1,080,761	976,430	234,934	220,712	183,189	172,149
ROE	(2)%	31%	27%	14%	(14)%	17%	24%	27%
Overhead ratio	54	51	41	58	38	41	69	73

As of or for the three months ended June 30, (in millions, except ratios)	Corporate		Reconciling Items(a)		Total(b)
	2020	2019	2020	2019	2020	2019
Noninterest revenue	$(67)	$(125)	$(730)	$(596)	$19,127	$14,349
Net interest income	(687)	447	(107)	(138)	13,853	14,398
Total net revenue	(754)	322	(837)	(734)	32,980	28,747
Provision for credit losses	4	(2)	—	—	10,473	1,149
Noninterest expense	147	232	—	—	16,942	16,256
Income/(loss) before income tax expense/(benefit)	(905)	92	(837)	(734)	5,565	11,342
Income tax expense/(benefit)	(337)	(736)	(837)	(734)	878	1,690
Net income/(loss)	$(568)	$828	$—	$—	$4,687	$9,652
Average equity	$69,908	$68,526	$—	$—	$234,408	$233,026
Total assets	1,221,980	821,330	NA	NA	3,213,115	2,727,379
ROE	NM	NM	NM	NM	7%	16%
Overhead ratio	NM	NM	NM	NM	51	57

(a)
Segment managed results reflect revenue on an FTE basis with the corresponding income tax impact recorded within income tax expense/(benefit). These adjustments are eliminated in reconciling items to arrive at the Firm’s reported U.S. GAAP results.

(b)
In the second quarter of 2020, the Firm reclassified certain spend-based credit card reward costs from marketing expense to be a reduction of card income, with no effect on net income. Prior-period amounts have been revised to conform with the current presentation.

Segment results and reconciliation(a)
As of or for the six months ended June 30, (in millions, except ratios)	Consumer & Community Banking(b)		Corporate & Investment Bank		Commercial Banking		Asset & Wealth Management
	2020	2019	2020	2019	2020	2019	2020	2019
Noninterest revenue	$8,075	$8,142	$19,114	$15,496	$1,436	$1,356	$5,429	$5,276
Net interest income	17,254	18,785	7,186	4,369	3,134	3,342	1,787	1,772
Total net revenue	25,329	26,927	26,300	19,865	4,570	4,698	7,216	7,048
Provision for credit losses	11,600	2,434	3,388	87	3,441	119	317	4
Noninterest expense	13,728	13,759	12,660	11,290	1,887	1,869	5,165	5,243
Income/(loss) before income tax expense/(benefit)	1	10,734	10,252	8,488	(758)	2,710	1,734	1,801
Income tax expense/(benefit)	(14)	2,630	2,800	2,282	(214)	648	412	421
Net income/(loss)	$15	$8,104	$7,452	$6,206	$(544)	$2,062	$1,322	$1,380
Average equity	$52,000	$52,000	$80,000	$80,000	$22,000	$22,000	$10,500	$10,500
Total assets	492,251	536,758	1,080,761	976,430	234,934	220,712	183,189	172,149
Return on equity	(1)%	31%	18%	15%	(6)%	18%	24%	26%
Overhead ratio	54	51	48	57	41	40	72	74

As of or for the six months ended June 30, (in millions, except ratios)	Corporate		Reconciling Items(a)		Total(b)
	2020	2019	2020	2019	2020	2019
Noninterest revenue	$264	$(117)	$(1,438)	$(1,181)	$32,880	$28,972
Net interest income	(852)	864	(217)	(281)	28,292	28,851
Total net revenue	(588)	747	(1,655)	(1,462)	61,172	57,823
Provision for credit losses	12	—	—	—	18,758	2,644
Noninterest expense	293	443	—	—	33,733	32,604
Income/(loss) before income tax expense/(benefit)	(893)	304	(1,655)	(1,462)	8,681	22,575
Income tax expense/(benefit)	(200)	(775)	(1,655)	(1,462)	1,129	3,744
Net income/(loss)	$(693)	$1,079	$—	$—	$7,552	$18,831
Average equity	$69,969	$67,047	$—	$—	$234,469	$231,547
Total assets	1,221,980	821,330	NA	NA	3,213,115	2,727,379
Return on equity	NM	NM	NM	NM	6%	16%
Overhead ratio	NM	NM	NM	NM	55	56

(a)
Segment managed results reflect revenue on an FTE basis with the corresponding income tax impact recorded within income tax expense/(benefit). These adjustments are eliminated in reconciling items to arrive at the Firm’s reported U.S. GAAP results.

(b)
In the second quarter of 2020, the Firm reclassified certain spend-based credit card reward costs from marketing expense to be a reduction of card income, with no effect on net income. Prior-period amounts have been revised to conform with the current presentation.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of JPMorgan Chase & Co.:
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheet of JPMorgan Chase & Co. and its subsidiaries (the “Firm”) as of June 30, 2020, and the related consolidated statements of income, comprehensive income, and changes in stockholders’ equity for the three-month and six-month periods ended June 30, 2020 and 2019 and the consolidated statements of cash flows for the six-month periods ended June 30, 2020 and 2019, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
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
August 3, 2020

PricewaterhouseCoopers LLP, 300 Madison Avenue, New York, NY 10017

JPMorgan Chase & Co.
Consolidated average balance sheets, interest and rates (unaudited)
(Taxable-equivalent interest and rates; in millions, except rates)

	Three months ended June 30, 2020				Three months ended June 30, 2019
	Average balance	Interest(f)	Rate (annualized)		Average balance	Interest(f)	Rate (annualized)
Assets
Deposits with banks	$477,895	$70	0.06%		$289,838	$1,132	1.57
Federal funds sold and securities purchased under resale agreements	244,306	601	0.99		288,781	1,676	2.33
Securities borrowed	141,328	(175)	(0.50)	(g)	126,157	467	1.48
Trading assets – debt instruments	380,442	2,363	2.50		351,716	2,927	3.34
Taxable securities	466,324	2,154	1.86		244,814	1,875	3.07
Nontaxable securities(a)	33,930	373	4.42		36,418	422	4.65
Total investment securities	500,254	2,527	2.03	(h)	281,232	2,297	3.28	(h)
Loans	997,558	10,655	4.30		954,854	12,770	5.36
All other interest-earning assets(b)	78,072	178	0.92		46,516	472	4.07
Total interest-earning assets	2,819,855	16,219	2.31		2,339,094	21,741	3.73
Allowance for loan losses	(23,287)				(13,428)
Cash and due from banks	22,169				20,651
Trading assets – equity and other instruments	99,115				120,545
Trading assets – derivative receivables	79,298				52,659
Goodwill, MSRs and other intangible assets	51,785				54,144
All other noninterest-earning assets	180,333				165,390
Total assets	$3,229,268				$2,739,055
Liabilities
Interest-bearing deposits	$1,375,213	$349	0.10%		$1,104,051	$2,413	0.88
Federal funds purchased and securities loaned or sold under repurchase agreements	276,815	131	0.19		227,313	1,226	2.16
Short-term borrowings(c)	45,297	124	1.11		58,262	363	2.49
Trading liabilities – debt and all other interest-bearing liabilities(d)(e)	207,322	(43)	(0.08)	(g)	191,655	762	1.60
Beneficial interests issued by consolidated VIEs	20,331	59	1.15		26,713	175	2.63
Long-term debt	269,336	1,639	2.45		246,053	2,266	3.69
Total interest-bearing liabilities	2,194,314	2,259	0.41		1,854,047	7,205	1.56
Noninterest-bearing deposits	515,304				408,243
Trading liabilities – equity and other instruments(e)	33,797				30,170
Trading liabilities – derivative payables	63,178				40,233
All other liabilities, including the allowance for lending-related commitments	158,204				146,343
Total liabilities	2,964,797				2,479,036
Stockholders’ equity
Preferred stock	30,063				26,993
Common stockholders’ equity	234,408				233,026
Total stockholders’ equity	264,471				260,019
Total liabilities and stockholders’ equity	$3,229,268				$2,739,055
Interest rate spread			1.90%				2.17
Net interest income and net yield on interest-earning assets		$13,960	1.99			$14,536	2.49

(a)	Represents securities which are tax-exempt for U.S. federal income tax purposes.

(b)
Includes prime brokerage-related held-for-investment customer receivables, which are classified in accrued interest and accounts receivable, and all other interest-earning assets, which are classified in other assets on the Consolidated Balance Sheets.

(c)	Includes commercial paper.

(d)	All other interest-bearing liabilities include prime brokerage-related customer payables.

(e)	The combined balance of trading liabilities – debt and equity instruments was $108.9 billion and $111.0 billion for the three months ended June 30, 2020 and 2019, respectively.

(f)	Interest includes the effect of certain related hedging derivatives. Taxable-equivalent amounts are used where applicable.

(g)
Negative interest income and yield are related to the impact of current interest rates combined with the fees paid on client-driven securities borrowed balances. The negative interest expense related to prime brokerage customer payables is recognized in interest expense and reported within trading liabilities - debt and all other interest-bearing liabilities.

(h)
The annualized rate for securities based on amortized cost was 2.07% and 3.32% for the three months ended June 30, 2020 and 2019, respectively, and does not give effect to changes in fair value that are reflected in AOCI.

JPMorgan Chase & Co.
Consolidated average balance sheets, interest and rates (unaudited)
(Taxable-equivalent interest and rates; in millions, except rates)

	Six months ended June 30, 2020				Six months ended June 30, 2019
	Average balance	Interest(f)	Rate (annualized)		Average balance	Interest(f)	Rate (annualized)
Assets
Deposits with banks	$378,821	$639	0.34%		$290,058	$2,302	1.60%
Federal funds sold and securities purchased under resale agreements	248,856	1,696	1.37		288,631	3,323	2.32
Securities borrowed	138,728	(23)	(0.03)	(g)	124,820	864	1.40
Trading assets – debt instruments	363,676	4,835	2.67		337,209	5,709	3.41
Taxable securities	427,270	4,387	2.06		232,880	3,580	3.10
Nontaxable securities(a)	33,621	738	4.41		37,496	875	4.71
Total investment securities	460,891	5,125	2.24	(h)	270,376	4,455	3.32	(h)
Loans	980,189	22,621	4.64		961,400	25,690	5.39
All other interest-earning assets(b)	71,633	597	1.68		46,611	930	4.03
Total interest-earning assets	2,642,794	35,490	2.70		2,319,105	43,273	3.76
Allowance for loan losses	(20,322)				(13,480)
Cash and due from banks	21,918				21,052
Trading assets – equity and other instruments	106,797				114,605
Trading assets – derivative receivables	72,803				52,591
Goodwill, MSRs and other intangible assets	52,238				54,222
All other noninterest-earning assets	183,522				163,940
Total assets	$3,059,750				$2,712,035
Liabilities
Interest-bearing deposits	$1,295,884	$1,924	0.30%		$1,092,228	$4,601	0.85%
Federal funds purchased and securities loaned or sold under repurchase agreements	260,368	918	0.71		218,240	2,336	2.16
Short-term borrowings(c)	41,292	275	1.34		62,643	790	2.54
Trading liabilities – debt and all other interest-bearing liabilities(d)(e)	200,138	329	0.33	(g)	187,590	1,481	1.59
Beneficial interests issued by consolidated VIEs	19,189	149	1.56		24,782	325	2.64
Long-term debt	256,666	3,386	2.65		247,171	4,608	3.76
Total interest-bearing liabilities	2,073,537	6,981	0.68		1,832,654	14,141	1.56
Noninterest-bearing deposits	467,467				403,880
Trading liabilities – equity and other instruments(e)	32,259				32,440
Trading liabilities – derivative payables	59,084				39,902
All other liabilities, including the allowance for lending-related commitments	163,200				144,553
Total liabilities	2,795,547				2,453,429
Stockholders’ equity
Preferred stock	29,734				27,059
Common stockholders’ equity	234,469				231,547
Total stockholders’ equity	264,203				258,606
Total liabilities and stockholders’ equity	$3,059,750				$2,712,035
Interest rate spread			2.02%				2.20%
Net interest income and net yield on interest-earning assets		$28,509	2.17			$29,132	2.53

(a)	Represents securities which are tax-exempt for U.S. federal income tax purposes.

(b)
Includes prime brokerage-related held-for-investment customer receivables, which are classified in accrued interest and accounts receivable, and all other interest-earning assets, which are classified in other assets on the Consolidated Balance Sheets.

(c)	Includes commercial paper.

(d)	Other interest-bearing liabilities include prime brokerage-related customer payables.

(e)	The combined balance of trading liabilities – debt and equity instruments were $105.0 billion and $109.0 billion for the six months ended June 30, 2020 and 2019, respectively.

(f)	Interest includes the effect of certain related hedging derivatives. Taxable-equivalent amounts are used where applicable.

(g)
Negative interest income and yield are related to the impact of current interest rates combined with the fees paid on client-driven securities borrowed balances. The negative interest expense related to prime brokerage customer payables is recognized in interest expense and reported within trading liabilities - debt and all other liabilities.

(h)
The annualized rate for securities based on amortized cost was 2.27% and 3.36% and for the six months ended June 30, 2020 and 2019, respectively, and does not give effect to changes in fair value that are reflected in AOCI.

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
CPFF: Commercial Paper Funding Facility
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
Firm: JPMorgan Chase & Co.

Follow-on offering: An issuance of shares following a company's IPO.
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
MEV: Macroeconomic variable
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
SCB: Stress capital buffer
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
TALF: Term Asset-Backed Securities Loan Facility
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
Middle Market Banking: covers small and midsized companies, local governments and nonprofit clients.
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
The Firm is committed to maintaining high standards of internal control over financial reporting. Nevertheless, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, in a firm as large and complex as JPMorgan Chase, lapses or deficiencies in internal controls may occur from time to time, and there can be no assurance that any such deficiencies will not result in significant deficiencies or material weaknesses in internal control in the future and collateral consequences therefrom. Refer to “Management’s report on internal control over financial reporting” on page 142 of JPMorgan Chase’s 2019 Form 10-K for further information. There was no change in the Firm’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The Firm did not have any unregistered sale of equity securities during the three months ended June 30, 2020.
Repurchases under the common equity repurchase program
Refer to Capital Risk Management on pages 49-54 of this Form 10-Q and pages 85-92 of JPMorgan Chase’s 2019 Form 10-K for information regarding repurchases under the Firm’s common equity repurchase program.

On March 15, 2020, in response to the COVID-19 pandemic, the Firm temporarily suspended through the second quarter of 2020 repurchases of its common equity, and as such, there were no shares repurchased pursuant to the common equity repurchase program during the three months ended June 30, 2020. In June 2020, the Federal Reserve directed all large bank holding companies, including the Firm, to discontinue net share repurchases, at least through the end of the third quarter of 2020.

Three months ended June 30, 2020	Total shares of common stock repurchased	Average price paid per share of common stock(a)	Aggregate repurchases of common equity (in millions)(a)	Dollar value of remaining authorized repurchase (in millions)(a)(b)
April	—	—	—	9,183
May	—	—	—	9,183
June	—	—	—	9,183	(c)
Second quarter	—	—	—	9,183	(c)
Year-to-date	50,003,062	127.92	6,397	9,183	(c)

(a)	Excludes commissions cost.

(b)	Represents the amount remaining under the $29.4 billion repurchase program.

(c)	The $9.2 billion unused portion under the prior Board authorization expired on June 30, 2020.
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

(c)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Firm’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the Consolidated statements of income (unaudited) for the three and six months ended June 30, 2020 and 2019, (ii) the Consolidated statements of comprehensive income (unaudited) for the three and six months ended June 30, 2020 and 2019, (iii) the Consolidated balance sheets (unaudited) as of June 30, 2020, and December 31, 2019, (iv) the Consolidated statements of changes in stockholders’ equity (unaudited) for the three and six months ended June 30, 2020 and 2019, (v) the Consolidated statements of cash flows (unaudited) for the three and six months ended June 30, 2020 and 2019, and (vi) the Notes to Consolidated Financial Statements (unaudited).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JPMorgan Chase & Co.
(Registrant)

By:	/s/ Nicole Giles
Nicole Giles
Managing Director and Firmwide Controller
(Principal Accounting Officer)

Date:	August 3, 2020

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

15	Letter re: Unaudited Interim Financial Information.

31.1	Certification.

31.2	Certification.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

†
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.