Form 10-Q
period 2020-09-30
JPMORGAN CHASE & CO
filed 2020-11-02
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended	Commission file
September 30, 2020	number	1-5805
JPMorgan Chase & Co.
(Exact name of registrant as specified in its charter)

Delaware		13-2624428
(State or other jurisdiction of incorporation or organization)		(I.R.S. employer identification no.)

383 Madison Avenue,
New York,	New York	10179
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (212) 270-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	JPM	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 6.10% Non-Cumulative Preferred Stock, Series AA	JPM PR G	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 6.15% Non-Cumulative Preferred Stock, Series BB	JPM PR H	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 5.75% Non-Cumulative Preferred Stock, Series DD	JPM PR D	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 6.00% Non-Cumulative Preferred Stock, Series EE	JPM PR C	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.75% Non-Cumulative Preferred Stock, Series GG	JPM PR J	The New York Stock Exchange
Alerian MLP Index ETNs due May 24, 2024	AMJ	NYSE Arca, Inc.
Guarantee of Callable Step-Up Fixed Rate Notes due April 26, 2028 of JPMorgan Chase Financial Company LLC	JPM/28	The New York Stock Exchange
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

Number of shares of common stock outstanding as of September 30, 2020: 3,048,203,063

FORM 10-Q

JPMorgan Chase & Co.
Consolidated financial highlights (unaudited)

As of or for the period ended, (in millions, except per share, ratio, headcount data and where otherwise noted)							Nine months ended Sept 30,
	3Q20	2Q20		1Q20	4Q19	3Q19	2020	2019
Selected income statement data
Total net revenue(a)	$29,147	$32,980		$28,192	$28,285	$29,291	$90,319	$87,114
Total noninterest expense(a)	16,875	16,942		16,791	16,293	16,372	50,608	48,976
Pre-provision profit(b)	12,272	16,038		11,401	11,992	12,919	39,711	38,138
Provision for credit losses	611	10,473		8,285	1,427	1,514	19,369	4,158
Income before income tax expense	11,661	5,565		3,116	10,565	11,405	20,342	33,980
Income tax expense	2,218	878		251	2,045	2,325	3,347	6,069
Net income	$9,443	$4,687		$2,865	$8,520	$9,080	$16,995	$27,911

Earnings per share data
Net income: Basic	$2.93	$1.39		$0.79	$2.58	$2.69	$5.10	$8.17
Diluted	2.92	1.38		0.78	2.57	2.68	5.09	8.15
Average shares: Basic	3,077.8	3,076.3		3,095.8	3,140.7	3,198.5	3,083.3	3,248.7
Diluted	3,082.8	3,081.0		3,100.7	3,148.5	3,207.2	3,088.1	3,258.0

Market and per common share data
Market capitalization	293,451	286,658		274,323	429,913	369,133	293,451	369,133
Common shares at period-end	3,048.2	3,047.6		3,047.0	3,084.0	3,136.5	3,048.2	3,136.5
Book value per share	79.08	76.91		75.88	75.98	75.24	79.08	75.24
Tangible book value per share (“TBVPS”)(b)	63.93	61.76		60.71	60.98	60.48	63.93	60.48
Cash dividends declared per share	0.90	0.90		0.90	0.90	0.90	2.70	2.50

Selected ratios and metrics
Return on common equity (“ROE”)(c)	15%	7%		4%	14%	15%	9%	15%
Return on tangible common equity (“ROTCE”)(b)(c)	19	9		5	17	18	11	19
Return on assets(b)	1.14	0.58		0.40	1.22	1.30	0.72	1.37
Overhead ratio	58	51		60	58	56	56	56
Loans-to-deposits ratio(d)	49	52		57	64	64	49	64
Liquidity coverage ratio (“LCR”) (average)	114	117		114	116	115	114	115
Common equity Tier 1 (“CET1”) capital ratio(e)	13.1	12.4		11.5	12.4	12.3	13.1	12.3
Tier 1 capital ratio(e)	15.0	14.3		13.3	14.1	14.1	15.0	14.1
Total capital ratio(e)	17.3	16.7		15.5	16.0	15.9	17.3	15.9
Tier 1 leverage ratio(e)	7.0	6.9		7.5	7.9	7.9	7.0	7.9
Supplementary leverage ratio (“SLR”)(e)	7.0	6.8		6.0	6.3	6.3	7.0	6.3

Selected balance sheet data (period-end)
Trading assets(d)	$505,822	$491,716		$510,923	$369,687	$457,274	$505,822	$457,274
Investment securities, net of allowance for credit losses	531,136	558,791		471,144	398,239	394,251	531,136	394,251
Loans(d)	989,740	1,009,382		1,049,610	997,620	980,019	989,740	980,019
Total assets	3,246,076	3,213,616		3,139,431	2,687,379	2,764,661	3,246,076	2,764,661
Deposits	2,001,416	1,931,029		1,836,009	1,562,431	1,525,261	2,001,416	1,525,261
Long-term debt	279,175	317,003		299,344	291,498	296,472	279,175	296,472
Common stockholders’ equity	241,050	234,403		231,199	234,337	235,985	241,050	235,985
Total stockholders’ equity	271,113	264,466		261,262	261,330	264,348	271,113	264,348
Headcount	256,358	256,710		256,720	256,981	257,444	256,358	257,444

Credit quality metrics
Allowances for loan losses and lending-related commitments	$33,637	$34,301		$25,391	$14,314	$14,400	$33,637	$14,400
Allowance for loan losses to total retained loans	3.26%	3.27%	(f)	2.32%	1.39%	1.42%	3.26%	1.42%
Nonperforming assets(d)	$11,462	$9,715		$7,062	$5,054	$5,993	$11,462	$5,993
Net charge-offs	1,180	1,560		1,469	1,494	1,371	4,209	4,135
Net charge-off rate	0.49%	0.64%		0.62%	0.63%	0.58%	0.58%	0.59%
Effective January 1, 2020, the Firm adopted the Financial Instruments – Credit Losses (“CECL”) accounting guidance. Refer to Note 1 for further information.
(a)In the second quarter of 2020, the Firm reclassified certain spend-based credit card reward costs from marketing expense to be a reduction of card income, with no effect on net income. Prior-period amounts have been revised to conform with the current presentation.
(b)Pre-provision profit, TBVPS and ROTCE are each non-GAAP financial measures. Tangible common equity (“TCE”) is also a non-GAAP financial measure. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 22-23 for a further discussion of these measures.
(c)Quarterly ratios are based upon annualized amounts.
(d)In the third quarter of 2020, the Firm reclassified certain fair value option elected lending-related positions from trading assets to loans and other assets. Prior-period amounts have been revised to conform with the current presentation.
(e)Reflects the relief provided by the Federal Reserve Board in response to the COVID-19 pandemic, including the CECL capital transition provisions that became effective in the first quarter of 2020. Effective in the second quarter of 2020, the SLR reflects the temporary exclusions of U.S. Treasury securities and deposits at Federal Reserve Banks. Refer to Regulatory Developments Relating to the COVID-19 Pandemic on pages 11-12 and Capital Risk Management on pages 49-54 of this Form 10-Q for additional information. Refer to Capital Risk Management on pages 85-92 of JPMorgan Chase’s 2019 Form 10-K for additional information on the Firm’s capital metrics.
(f)Prior-period amounts have been revised to conform with the current presentation.

INTRODUCTION
The following is Management’s discussion and analysis of the financial condition and results of operations (“MD&A”) of JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”) for the third quarter of 2020.
This Quarterly Report on Form 10-Q for the third quarter of 2020 (“Form 10-Q”) should be read together with JPMorgan Chase’s Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”). Refer to the Glossary of terms and acronyms and line of business (“LOB”) metrics on pages 192-200 for definitions of terms and acronyms used throughout this Form 10-Q.
This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the current beliefs and expectations of JPMorgan Chase’s management, speak only as of the date of this Form 10-Q and are subject to significant risks and uncertainties. For a discussion of certain of those risks and uncertainties and the factors that could cause JPMorgan Chase’s actual results to differ materially because of those risks and uncertainties, refer to Forward-looking Statements on page 92 of this Form 10-Q, Part II, Item 1A, Risk Factors on pages 201-202 of this Form 10-Q and Part I, Item 1A, Risk factors, on pages 6-28 of the 2019 Form 10-K.
JPMorgan Chase & Co. (NYSE: JPM), a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm and one of the largest banking institutions in the United States of America (“U.S.”), with operations worldwide; JPMorgan Chase had $3.2 trillion in assets and $271.1 billion in stockholders’ equity as of September 30, 2020. The Firm is a leader in investment banking, financial services for consumers and small businesses, commercial banking, financial transaction processing and asset management. Under the J.P. Morgan and Chase brands, the Firm serves millions of customers in the U.S. and many of the world’s most prominent corporate, institutional and government clients.
JPMorgan Chase’s principal bank subsidiary is JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank N.A.”), a national banking association with U.S. branches in 38 states and Washington, D.C. as of September 30, 2020. JPMorgan Chase’s principal non-bank subsidiary is J.P. Morgan Securities LLC (“J.P. Morgan Securities”), a U.S. broker-dealer. The bank and non-bank subsidiaries of JPMorgan Chase operate nationally as well as through overseas branches and subsidiaries, representative offices and subsidiary foreign banks. The Firm’s principal operating subsidiary outside the U.S. is J.P. Morgan Securities plc, a U.K.-based subsidiary of JPMorgan Chase Bank, N.A.
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
The Firm's website is www.jpmorganchase.com. JPMorgan Chase makes available on its website, free of charge, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after it electronically files or furnishes such material to the U.S. Securities and Exchange Commission (the “SEC”) at www.sec.gov. JPMorgan Chase also makes important information about the Firm available on the Investor Relations section of its website at https://www.jpmorganchase.com/corporate/investor-relations/investor-relations.htm.

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
Effective January 1, 2020, the Firm adopted the CECL accounting guidance. Refer to Note 1 for further information.

Financial performance of JPMorgan Chase
(unaudited) As of or for the period ended, (in millions, except per share data and ratios)	Three months ended September 30,			Nine months ended September 30,
	2020	2019	Change	2020	2019	Change
Selected income statement data
Total net revenue(a)	$29,147	$29,291	—%	$90,319	$87,114	4%
Total noninterest expense(a)	16,875	16,372	3	50,608	48,976	3
Pre-provision profit	12,272	12,919	(5)	39,711	38,138	4
Provision for credit losses	611	1,514	(60)	19,369	4,158	366
Net income	9,443	9,080	4	16,995	27,911	(39)
Diluted earnings per share	$2.92	$2.68	9	$5.09	$8.15	(38)
Selected ratios and metrics
Return on common equity	15%	15%		9%	15%
Return on tangible common equity	19	18		11	19
Book value per share	$79.08	$75.24	5	$79.08	$75.24	5
Tangible book value per share	63.93	60.48	6	63.93	60.48	6
Capital ratios(b)
CET1	13.1%	12.3%		13.1%	12.3%
Tier 1 capital	15.0	14.1		15.0	14.1
Total capital	17.3	15.9		17.3	15.9
(a)In the second quarter of 2020, the Firm reclassified certain spend-based credit card reward costs from marketing expense to be a reduction of card income, with no effect on net income. Prior-period amounts have been revised to conform with the current presentation.
(b)Reflects the relief provided by the Federal Reserve Board in response to the COVID-19 pandemic, including the CECL capital transition provisions that became effective in the first quarter of 2020. Refer to Regulatory Developments relating to the COVID-19 Pandemic on pages 11-12 and Capital Risk Management on pages 49-54 of this Form 10-Q for additional information. Refer to Capital Risk Management on pages 85-92 of JPMorgan Chase’s 2019 Form 10-K for additional information on the Firm’s capital metrics.

Comparisons noted in the sections below are for the third quarter of 2020 versus the third quarter of 2019, unless otherwise specified.
Firmwide overview
JPMorgan Chase reported net income of $9.4 billion for the third quarter of 2020, or $2.92 per share, on net revenue of $29.1 billion. The Firm reported ROE of 15% and ROTCE of 19%. The Firm's results for the third quarter of 2020 included firmwide legal expense of $524 million.
•The Firm had net income of $9.4 billion, up 4%.
•Total net revenue was flat. Net interest income was $13.0 billion, down 9%, predominantly driven by the impact of lower rates largely offset by higher net interest income in CIB Markets as well as balance sheet growth. Noninterest revenue was $16.1 billion, up 7%, predominantly driven by higher Investment Banking fees, Markets revenue, and Credit Adjustments & Other in the CIB, and higher net investment securities gains in Corporate.
•Noninterest expense was $16.9 billion, up 3%, primarily driven by higher legal expense predominantly in CIB and an impairment on a legacy investment in Corporate, partially offset by lower marketing expense in CCB.

•The provision for credit losses was $611 million, down $903 million from the prior year. Net charge-offs of $1.2 billion were down $191 million from the prior year, predominantly driven by Card, which reflected lower charge-offs and higher recoveries, and benefited from the effect of payment assistance and government stimulus programs. The current quarter included a net reduction to the allowance for credit losses that was largely driven by paydowns in the Home Lending portfolio and changes in wholesale loan balances, partially offset by an addition to the allowance for the investment securities portfolio due to the transfer of certain securities from available-for-sale to held-to-maturity. The prior year included net additions to the allowance for credit losses across both the Consumer and Wholesale portfolios.
•The total allowance for credit losses was $33.8 billion at September 30, 2020. The Firm had an allowance for loan losses to retained loans coverage ratio of 3.26%, compared with 3.27% in the second quarter of 2020, and 1.42% in the prior year; the increase from the prior year was driven by the additions to the allowance for credit losses and the adoption of CECL.
•The Firm’s nonperforming assets totaled $11.5 billion at September 30, 2020, an increase of $1.7 billion from the second quarter of 2020, driven by customers that have exited COVID-19 payment deferral programs and were 90 or more days past due in Home Lending in CCB, and downgrades in the wholesale portfolio across multiple industries on client credit deterioration. Nonperforming assets increased from $6.0 billion in the prior year due to downgrades in the wholesale portfolio, as well as from the adoption of CECL, as the purchased credit deteriorated loans in the mortgage portfolio became subject to nonaccrual loan treatment.
•Firmwide average loans of $991 billion were up 1%, largely reflecting higher loan balances in AWM, as well as loans originated under the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”), offset by lower loan balances in Home Lending and Card.
•Firmwide average deposits of $2.0 trillion were up 30%, reflecting significant inflows across the Firm, primarily driven by the COVID-19 pandemic and the related effect of certain government actions.
•As of September 30, 2020 the Firm had average High Quality Liquid Assets (“HQLA”) of approximately $670 billion and unencumbered marketable securities with a fair value of approximately $660 billion, resulting in approximately $1.3 trillion of liquidity sources. Refer to Liquidity Risk Management on pages 55–59 for additional information.
Selected capital-related metrics
•The Firm’s CET1 capital was $198 billion, and the Standardized and Advanced CET1 ratios were 13.1% and 13.8%, respectively.
•The Firm’s SLR was 7.0%. The SLR reflects the temporary exclusions of U.S. Treasury securities and deposits at Federal Reserve Banks, as required by the Federal Reserve’s interim final rule issued on April 1, 2020. The Firm’s SLR excluding the temporary relief was 5.8%.
•The Firm grew TBVPS, ending the third quarter of 2020 at $63.93, up 6% versus the prior year.
ROTCE and TBVPS are non-GAAP financial measures. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 22-23 for a further discussion of each of these measures.

Business segment highlights
Selected business metrics for each of the Firm’s four LOBs are presented below for the third quarter of 2020.

CCB ROE 29%	•Average deposits up 28%; client investment assets up 11% •Average loans down 7%; credit card sales volume down 8% •Active mobile customers up 10%
CIB ROE 21%
•$2.2 billion of Global Investment Banking fees, up 9%
•#1 ranking for Global Investment Banking fees with 9.4% wallet share year-to-date
•Total Markets revenue of $6.6 billion, up 30%, with Fixed Income Markets up 29% and Equity Markets up 32%

CB ROE 19%	•Gross Investment Banking revenue of $840 million, up 20% •Average loans up 5%; average deposits up 44%
AWM ROE 32%	•Assets under management (AUM) of $2.6 trillion, up 16% •Average loans up 13%; average deposits up 23%
Refer to the Business Segment Results on pages 24-47 for a detailed discussion of results by business segment.
Credit provided and capital raised
JPMorgan Chase continues to support consumers, businesses and communities around the globe. The Firm provided new and renewed credit and raised capital for wholesale and consumer clients during the first nine months of 2020, consisting of:

$1.8 trillion	Total credit provided and capital raised (including loans and commitments)(a)

$164 billion	Credit for consumers

$14 billion	Credit for U.S. small businesses

$611 billion	Credit for corporations

$885 billion	Capital raised for corporate clients and non-U.S. government entities

$82 billion	Credit and capital raised for nonprofit and U.S. government entities(b)

$28 billion	Loans under the Small Business Administration’s Paycheck Protection Program
(a)Excludes loans under the SBA’s PPP.
(b)Includes states, municipalities, hospitals and universities.

Recent events
•On October 28, 2020, JPMorgan Chase announced the election of Phebe N. Novakovic as a member of the Firm's Board of Directors, effective December 7, 2020. Ms. Novakovic is Chairman and Chief Executive Officer of General Dynamics Corporation.
•On October 8, 2020, JPMorgan Chase announced a long-term $30 billion commitment to advance racial equity.
•On October 6, 2020, JPMorgan Chase announced a financing strategy that is aligned to the goals of the Paris Agreement. As part of its strategy, the Firm will work with clients in key sectors to reduce their greenhouse gas emissions intensity and expand investment in low- and zero-carbon energy sources and technologies.
•On September 15, 2020, JPMorgan Chase expanded its Operating Committee to include the heads of several of the Firm's largest businesses in the LOBs. The current business roles and reporting lines of the new members remained unchanged. The Firm also announced that its two Co-Presidents and Co-Chief Operating Officers, Daniel Pinto and Gordon Smith, will be taking on additional responsibility across all of the Firm’s businesses.
•On September 15, 2020, the Board of Directors of JPMorgan Chase announced that the independent directors of the Board have appointed Stephen B. Burke as Lead Independent Director, effective January 1, 2021, succeeding Lee Raymond in that role.
Outlook
These current expectations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the current beliefs and expectations of JPMorgan Chase’s management, speak only as of the date of this Form 10-Q, and are subject to significant risks and uncertainties. Refer to Forward-Looking Statements on page 92 and Risk Factors on page 201 of this Form 10-Q and pages 6–28 of JPMorgan Chase’s 2019 Form 10-K for a further discussion of certain of those risks and uncertainties and the other factors that could cause JPMorgan Chase’s actual results to differ materially because of those risks and uncertainties. There is no assurance that actual results will be in line with the outlook set forth below, and the Firm does not undertake to update any forward-looking statements.
JPMorgan Chase’s current outlook for the remainder of 2020 and for 2021 should be viewed against the backdrop of the global and U.S. economies, the COVID-19 pandemic, financial markets activity, the geopolitical environment, the competitive environment, client and customer activity levels, and regulatory and legislative developments in the U.S. and other countries where the Firm does business. Each of these factors will affect the performance of the Firm and its LOBs. The Firm will continue to make appropriate adjustments to its businesses and operations in response to ongoing developments in the business, economic, regulatory and legal environments in which it operates. The outlook information contained in this Form 10-Q supersedes all outlook information furnished by the Firm in its periodic reports filed with the SEC prior to the date of this Form 10-Q.
Firmwide
•On a managed basis, management expects full-year 2020 net interest income to be approximately $55 billion, and full-year 2021 net interest income to be approximately $54 billion, market dependent.
•Management expects adjusted expense for the full-year 2020 to be approximately $66 billion.

Business Developments
COVID-19 Pandemic
In response to the COVID-19 pandemic, the Firm has implemented strategies and procedures designed to help it respond to increased market volatility, client demand for credit and liquidity, distress in certain industries/sectors and the ongoing impacts to consumers and businesses.
The Firm remains focused on serving its customers, clients and communities, as well as the well-being of its employees during the COVID-19 pandemic. The Firm continues to actively monitor the dynamic health and safety situations at local and regional levels, and plans remain flexible to adapt as these situations evolve.
Supporting clients and customers
Since March 2020 the Firm has provided assistance to clients and customers primarily in the form of payment deferrals on loans and auto leases.
Refer to Credit Portfolio on pages 60-61 for information on assistance granted to customers and clients. Refer to Consumer Credit portfolio on pages 62-66 and Wholesale Credit Portfolio on pages 67-76 for information on retained loans under payment deferral.
The Firm has gradually re-opened its branches since April, with nearly 90% of its branches returning to full service as of the third quarter of 2020. Additionally, the Firm continues to make a wide range of banking services accessible to clients and customers through mobile and other digital channels.
Protecting and supporting employees
At the onset of the pandemic, the Firm implemented alternative work arrangements, with the vast majority of its global workforce working from home.
While the majority of the Firm’s employees globally continue to work from home, the Firm continues to return employees to the office.
Supporting communities
Since March, the Firm has committed $250 million to help address humanitarian needs and long-term economic challenges posed by the COVID-19 pandemic on the communities in which the Firm operates. As of September 30, 2020 nearly half of this commitment has been funded.
Departure of the U.K. from the EU
The Firm continues to execute on its Firmwide Brexit Implementation program and remains focused on the following key areas to ensure continuation of service to its EU clients: regulatory and legal entity readiness; client readiness; and business and operational readiness.
The Firm is preparing for the possibility that the U.K. will complete its departure from the EU without having agreed the terms of their future relationship, which is commonly referred to as “hard Brexit.” The Firm is therefore preparing to finalize and implement the various components of its Brexit readiness plan by year-end, including completion of the relocation of approximately 200 front office roles from the U.K. to EU locations, and the migration of remaining EU clients and certain positions to EU entities by the end of the year. A key factor in that plan will be to secure client engagement; any delays may impact the Firm’s ability to continue servicing EU clients, as the Firm’s U.K.-based legal entities are expected to lose their ability to transact business from the U.K. with EU clients at the end of the year.
The COVID-19 pandemic has introduced additional risk to the Firm’s Brexit Implementation program. Infection rates and travel restrictions are increasing and lock-downs have been introduced across various U.K. and EU locations. As a result, the risk that clients may not be operationally ready and that the Firm may not be able to relocate employees by year-end is rising. Unless some official-sector solution is forthcoming, the Firm’s ability to continue servicing EU clients may be adversely affected.

Interbank Offered Rate (“IBOR”) transition
On March 12, 2020, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update providing optional expedients and exceptions for applying generally accepted accounting principles to contracts and hedge accounting relationships affected by reference rate reform. These optional expedients are intended to simplify the operational impact of applying U.S. GAAP to transactions impacted by reference rate reform. The Firm elected to apply certain of these expedients beginning in the third quarter of 2020. On August 27, 2020, the International Accounting Standards Board (“IASB”) issued guidance that provides similar relief for entities reporting under International Financial Reporting Standards ("IFRS"). Refer to Accounting and Reporting Developments on page 91 for additional information. The Firm continues to monitor the transition relief being considered by the U.S. Treasury Department regarding the tax implications of reference rate reform.
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
U.S. government actions
Eligible retained income definition. On March 17, 2020, the Office of the Comptroller of the Currency (“OCC”), the Board of Governors of the Federal Reserve System (“Federal Reserve”), and the Federal Deposit Insurance Corporation (“FDIC”), collectively the “federal banking agencies,” issued an interim final rule that revised the definition of “eligible retained income” in the regulatory capital rules that apply to all U.S. banking organizations. On March 23, 2020, the Federal Reserve issued an interim final rule that revised the definition of “eligible retained income” for purposes of the total loss-absorbing capacity (“TLAC”) buffer requirements that apply to global systemically important banking organizations. The revised definition of eligible retained income makes any automatic limitations on payout distributions that could apply under the agencies’ capital rules or TLAC rule take effect on a more graduated basis in the event that a banking organization’s capital, leverage and TLAC ratios were to decline below regulatory requirements (including buffers). The March 17, 2020 interim final rule was issued, in conjunction with an interagency statement encouraging banking organizations to use their capital and liquidity buffers, to further support banking organizations’ abilities to lend to households and businesses affected by the COVID-19 pandemic. On August 26, 2020, the federal banking agencies issued the final rule consistent with the interim final rules published on March 17, 2020 and March 23, 2020.
Reserve requirements. On March 26, 2020, the Federal Reserve reduced reserve requirement ratios to zero percent, effectively eliminating the reserve requirement for all depository institutions, an action that freed up liquidity in the banking system to support lending to households and businesses.
Refer to Note 21 for additional information on the reduction to the reserve requirement.
Regulatory Capital - Current Expected Credit Losses (“CECL”) transition delay. On March 31, 2020, the federal banking agencies issued an interim final rule (issued as final on
August 26, 2020) that provided banking organizations with the option to delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period (“CECL capital transition provisions”). The Firm elected to apply the CECL capital transition provisions.
Refer to Capital Risk Management on pages 49-54 and Note 22 on pages 177–178 for additional information on the CECL capital transition provisions and the impact to the Firm’s capital metrics.
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
The Firm has granted various forms of assistance to customers and clients impacted by the COVID-19 pandemic, including payment deferrals and covenant modifications. The majority of the Firm’s COVID-19 related loan modifications have not been considered TDRs as:
•they represent short-term or other insignificant modifications, whether under the Firm’s regular loan modification assessments or the IA Statement guidance, or
•the Firm has elected to apply the option to suspend the application of accounting guidance for TDRs as provided under section 4013 of the CARES Act.

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
Refer to Capital Risk Management on pages 49-54, Liquidity Risk Management on pages 55–59 and Note 22 for additional information on the Firm’s participation in these facilities. Refer to Capital Risk Management on pages 49-54, Credit Portfolio on pages 60-61 and Note 22 for additional information on the Firm’s participation in the PPP.

CONSOLIDATED RESULTS OF OPERATIONS
This section provides a comparative discussion of JPMorgan Chase’s Consolidated Results of Operations on a reported basis for the three and nine months ended September 30, 2020 and 2019, unless otherwise specified. Factors that relate primarily to a single business segment are discussed in more detail within that business segment. Refer to pages 88–90 of this Form 10-Q and pages 136–138 of JPMorgan Chase’s 2019 Form 10-K for a discussion of the Critical Accounting Estimates Used by the Firm that affect the Consolidated Results of Operations.

Revenue
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2020	2019	Change	2020	2019	Change
Investment banking fees	$2,187	$1,967	11%	$6,903	$5,658	22%
Principal transactions	4,142	3,449	20	14,700	11,239	31
Lending- and deposit-related fees(a)	1,647	1,671	(1)	4,784	4,854	(1)
Asset management, administration and commissions(a)	4,470	4,306	4	13,276	12,607	5
Investment securities gains	473	78	NM	732	135	442
Mortgage fees and related income	1,087	887	23	2,324	1,562	49
Card income(b)	1,169	1,233	(5)	3,138	3,741	(16)
Other income(c)	959	1,472	(35)	3,157	4,239	(26)
Noninterest revenue	16,134	15,063	7	49,014	44,035	11
Net interest income	13,013	14,228	(9)	41,305	43,079	(4)
Total net revenue	$29,147	$29,291	—%	$90,319	$87,114	4%
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
(c) Included operating lease income of $1.4 billion for each of the three months ended September 30, 2020 and 2019, and $4.2 billion and $4.0 billion for the nine months ended September 30, 2020 and 2019, respectively.
Quarterly results
Investment banking fees increased, driven by CIB, reflecting:
•higher equity underwriting fees primarily in follow-on offerings and IPO markets due to increased industry-wide fees
•higher debt underwriting fees due to wallet share gains despite decreased industry-wide fees, partially offset by
•lower advisory fees driven by a lower number of completed transactions associated in part with the lower level of announced deal volumes in the first half of the year.
Refer to CIB segment results on pages 31-37 and Note 6 for additional information.
Principal transactions revenue increased, primarily in CIB, reflecting:
•higher revenue in both Fixed Income and Equity Markets driven by strong performance in Commodities and Credit, as well as Cash Equities, respectively, and
•a $169 million gain in Credit Adjustments & Other largely driven by funding and credit spread tightening on derivatives, compared with a $71 million loss in the prior year.
The increase in principal transactions revenue also reflected net gains on certain legacy private equity investments in Corporate.
Principal transactions revenue in CIB may in certain cases have offsets across other revenue lines, including net interest income. The Firm assesses its CIB Markets business performance on a total revenue basis.
Refer to CIB and Corporate segment results on pages 31-37 and pages 46-47, and Note 6 for additional information.
Lending- and deposit-related fees was relatively flat as the lower deposit-related fees in CCB, reflecting lower transaction activity and the impact of fee refunds related to the COVID-19 pandemic, was offset by higher cash management fees, as well as higher lending-related fees, in particular, loan commitment fees in CIB and CB. Refer to CCB segment results on pages 26-30, CIB on pages 31-37 and CB on pages 38-41, respectively, and Note 6 for additional information.
Asset management, administration and commissions revenue increased, reflecting higher asset management fees as a result of cumulative net inflows into liquidity and long-term products in AWM.
For information on asset management, administration and commissions revenue, refer to CCB, CIB and AWM segment results on pages 26-30, pages 31-37 and pages 42-45, respectively, and Note 6.

Investment securities gains increased due to the repositioning of the investment securities portfolio, including sales of U.S. GSE and government agency mortgage-backed securities.
Refer to Corporate segment results on pages 46-47 and Note 10 for information on investment securities gains.
Mortgage fees and related income increased due to:
•higher net mortgage servicing revenue reflecting
–higher MSR risk management results driven by updates to model inputs, and
–higher operating revenue reflecting the absence of losses in the prior year from reclassifying certain loans to held-for-sale, predominantly offset by lower revenue on a lower level of third-party loans serviced
•higher net mortgage production revenue reflecting higher production margins and volumes; the prior year included approximately $350 million of gains on the sale of certain loans.
Refer to CCB segment results on pages 26-30, Note 6 and 15 for further information.
Card income decreased due to lower net interchange income reflecting lower card sales volumes as a result of the COVID-19 pandemic, largely offset by lower acquisition costs and higher annual fees.
Refer to CCB segment results on pages 26-30, and Note 6 for further information.
Other income decreased, reflecting:
•net losses related to derivatives in Other Corporate, as well as the costs of hedging certain non-U.S. dollar-denominated net investment exposures in Treasury and CIO
•losses related to the early termination of certain of the Firm's long-term debt in Treasury and CIO
•increased amortization on higher levels of alternative energy investments in CIB. The increased amortization was more than offset by lower income tax expense from the associated tax credits.
Net interest income decreased due to the impact of lower rates, largely offset by higher net interest income in CIB Markets, as well as balance sheet growth.
The Firm’s average interest-earning assets were $2.9 trillion, up $510 billion, and the yield was 2.05%, down 151 basis points ("bps"), primarily due to lower rates. The net yield on these assets, on an FTE basis, was 1.82%, a decrease of 59 bps. The net yield excluding CIB Markets was 2.05%, down 118 bps.
Net yield excluding CIB Markets is a non-GAAP financial measure. Refer to the Consolidated average balance sheets, interest and rates schedule on pages 190–191 for further details; and the Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 22-23 for a further discussion of Net interest yield excluding CIB Markets.

Year-to-date results
Investment banking fees increased, driven by CIB, reflecting:
•higher equity underwriting fees primarily in follow-on offerings and convertible securities markets due to increased industry-wide fees
•higher debt underwriting fees due to increased industry-wide fees and wallet share gains in investment-grade and high-yield bonds. The increased activity resulted in part from clients seeking liquidity in the first half of the year as a result of the COVID-19 pandemic, partially offset by
•lower advisory fees driven by a lower number of completed transactions.
Principal transactions revenue increased, primarily in CIB, reflecting:
•higher revenue in both Fixed Income and Equity Markets driven by strong performance in Rates, Currencies & Emerging Markets, Credit and Commodities, as well as in Cash Equities and equity derivatives, respectively, partially offset by
•a $272 million net loss in Credit Adjustments & Other driven by losses on certain components of fair value option elected liabilities, as well as the impact of funding spread widening on derivatives.
The increase in principal transactions revenue also reflected net gains on certain legacy private equity investments in Corporate, compared with net losses in the prior year.
Lending- and deposit-related fees was relatively flat as the lower deposit-related fees in CCB, reflecting lower transaction activity and the impact of fee refunds related to the COVID-19 pandemic, was offset by higher cash management fees in CIB and CB, as well as higher lending-related fees, in particular, loan commitment fees in CIB.
Asset management, administration and commissions revenue increased driven by:
•higher asset management fees in AWM as a result of cumulative net inflows into liquidity and long-term products, and in CCB related to a higher level of investment assets
•higher brokerage commissions in CIB and AWM on higher client-driven volume, partially offset by
•lower volume of annuity sales in CCB.

Investment securities gains increased due to the repositioning of the investment securities portfolio, including sales of U.S. GSE and government agency mortgage-backed securities in the first and third quarters of 2020.
Mortgage fees and related income increased due to:
•higher net mortgage production revenue reflecting higher mortgage production volumes and margins; the prior year included gains on the sales of certain loans
•higher net mortgage servicing revenue reflecting
–higher MSR risk management results; the prior year included losses resulting from updates to model inputs, partially offset by
–lower operating revenue reflecting a lower level of third-party loans serviced; the prior year included losses from reclassifying certain loans to held-for-sale.
Card income decreased due to lower net interchange income reflecting lower card sales volumes that began in March as a result of the COVID-19 pandemic, partially offset by higher annual fees and lower acquisition costs.
Other income decreased reflecting:
•net losses related to derivatives in Other Corporate, as well as the costs of hedging certain non-U.S. dollar-denominated net investment exposures in Treasury and CIO
•net losses on certain equity investments in CIB, compared with net gains in the prior year
•increased amortization on higher levels of alternative energy investments in CIB. The increased amortization is more than offset by lower income tax expense from the associated tax credits
•lower net valuation gains on certain investments in AWM
•losses related to the early termination of certain of the Firm's long-term debt in Treasury and CIO, partially offset by
•higher operating lease income from growth in auto operating lease volume in CCB.
Refer to Note 17 for further information.
Net interest income decreased due to the impact of lower rates, predominantly offset by higher net interest income in CIB Markets, as well as balance sheet growth.
The Firm’s average interest-earning assets were $2.7 trillion, up $386 billion, and the yield was 2.47%, down 123 bps, primarily due to lower rates. The net yield on these assets, on an FTE basis, was 2.04%, a decrease of 45 bps. The net yield excluding CIB Markets was 2.41%, down 93 bps.

Provision for credit losses
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2020	2019	Change	2020	2019	Change
Consumer, excluding credit card	$(336)	$19	NM	$1,874	$(227)	NM
Credit card	1,028	1,375	(25)	10,119	4,017	152
Total consumer	692	1,394	(50)	11,993	3,790	216
Wholesale	(178)	120	NM	7,266	368	NM
Investment securities	97	NA	NM	110	NA	NM
Total provision for credit losses	$611	$1,514	(60)%	$19,369	$4,158	366%
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

Quarterly results
The provision for credit losses decreased driven by both the consumer and wholesale portfolios.
The decrease in consumer reflected:
•a $300 million reduction in the allowance for credit losses in Home Lending due to paydowns; a $100 million reduction in the allowance in the Business Banking consumer portfolio, which was offset by an addition to the allowance in the Business Banking wholesale portfolio; resulting in no change to CBB’s overall allowance for credit losses, and
•lower net charge-offs in Card, which reflected lower charge-offs and higher recoveries, and benefited from the effect of payment assistance and government stimulus programs.
The prior year included a $138 million net addition to the allowance for credit losses.
The wholesale provision was a net benefit as a result of reductions in the allowance for credit losses across CIB, CB and AWM, driven by changes in loan balances, partially offset by an addition to the allowance in CCB Business Banking as noted above. The prior year provision was largely driven by select Commercial & Industrial ("C&I") client downgrades.
The investment securities provision was predominantly driven by the transfer of certain securities from available-for-sale ("AFS") to held-to-maturity ("HTM").
Refer to CCB segment results on pages 26-30, CIB on pages 31-37, CB on pages 38-41, AWM on pages 42-45, the Allowance for Credit Losses on pages 77–78, and Note 10 and 13 for additional information on the credit portfolio and the allowance for credit losses.

Year-to-date results
The provision for credit losses increased primarily driven by the deterioration and uncertainty in the macroeconomic environment as a result of the impact of the COVID-19 pandemic in consumer and wholesale.
The increase in consumer reflected:
•net additions of $8.3 billion to the allowance for credit losses, consisting of $6.6 billion for Card, $900 million for Home Lending, $520 million for Auto, and $252 million for Business Banking, partially offset by
•lower net charge-offs largely in Card, which reflected higher recoveries, and in Home Lending, reflecting higher recoveries on a loan sale in the first quarter of 2020.
The prior year included an $83 million net reduction in the allowance for credit losses.
The increase in wholesale reflected a net addition of $6.7 billion to the allowance for credit losses across the LOBs impacting multiple industry sectors.
The investment securities provision was predominantly driven by the transfer of certain securities from AFS to HTM.

Noninterest expense
(in millions)	Three months ended September 30,			Nine months ended September 30,
	2020	2019	Change	2020	2019	Change
Compensation expense	$8,630	$8,583	1%	$27,034	$26,067	4%
Noncompensation expense:
Occupancy	1,142	1,110	3	3,288	3,238	2
Technology, communications and equipment	2,564	2,494	3	7,732	7,236	7
Professional and outside services	2,178	2,056	6	6,205	6,307	(2)
Marketing(a)	470	895	(47)	1,751	2,504	(30)
Other expense(b)(c)	1,891	1,234	53	4,598	3,624	27
Total noncompensation expense	8,245	7,789	6	23,574	22,909	3
Total noninterest expense	$16,875	$16,372	3%	$50,608	$48,976	3%
(a)In the second quarter of 2020, the Firm reclassified certain spend-based credit card reward costs from marketing expense to be a reduction of card income, with no effect on net income. Prior-period amounts have been revised to conform with the current presentation.
(b)Included Firmwide legal expense/(benefit) of $524 million and $10 million for the three months ended September 30, 2020 and 2019, respectively, and $839 million and $(2) million for the nine months ended September 30, 2020 and 2019, respectively.
(c)Included FDIC-related expense of $186 million and $114 million for the three months ended September 30, 2020 and 2019, respectively, and $503 million and $378 million for the nine months ended September 30, 2020 and 2019, respectively.
Quarterly results
Compensation expense increased driven by investments in new hires, predominantly offset by lower revenue-related expense in CIB.
Noncompensation expense increased as a result of:
•higher legal expense predominantly in CIB
•an impairment on a legacy investment in Corporate
•higher volume-related expense, in particular brokerage expense in CIB, partially offset by
•lower marketing expense in CCB as a result of lower investments in marketing campaigns and travel-related benefits, and
•lower structural expense, including lower travel and entertainment across the businesses.
Year-to-date results
Compensation expense increased driven by higher revenue-related expense in CIB.
Noncompensation expense increased as a result of:
•higher legal expense predominantly in CIB and from a lower net legal benefit in Corporate
•higher volume-related expense, in particular brokerage expense in CIB and depreciation from growth in auto lease assets in CCB
•an impairment on a legacy investment in Corporate,
partially offset by
•lower marketing expense in CCB as a result of lower investments in marketing campaigns and travel-related benefits, and
•lower structural expense, including lower travel and entertainment across the businesses.

Income tax expense
(in millions)	Three months ended September 30,			Nine months ended September 30,
	2020	2019	Change	2020	2019	Change
Income before income tax expense	$11,661	$11,405	2%	$20,342	$33,980	(40)%
Income tax expense	2,218	2,325	(5)	3,347	6,069	(45)
Effective tax rate	19.0%	20.4%		16.5%	17.9%
Quarterly results
The effective tax rate decreased due to changes in the level and mix of income and expenses subject to U.S. federal, and state and local taxes, as well as prior-year adjustments. The decrease was partially offset by the absence of tax benefits recorded in the prior year related to the resolution of certain tax audits.
Year-to-date results
The effective tax rate decreased due to changes in the level and mix of income and expenses subject to U.S. federal, and state and local taxes, as well as prior-year adjustments and the more significant effect of certain tax benefits on a lower level of pre-tax income. The decrease was largely offset by the recognition of $1.0 billion of tax benefits recorded in the prior year related to the resolution of certain tax audits.

CONSOLIDATED BALANCE SHEETS AND CASH FLOWS ANALYSIS
Effective January 1, 2020, the Firm adopted the CECL accounting guidance. Refer to Note 1 for further information.
Consolidated balance sheets analysis
The following is a discussion of the significant changes between September 30, 2020, and December 31, 2019.

Selected Consolidated balance sheets data
(in millions)	September 30, 2020	December 31, 2019	Change
Assets
Cash and due from banks	$20,816	$21,704	(4)%
Deposits with banks	466,706	241,927	93
Federal funds sold and securities purchased under resale agreements	319,849	249,157	28
Securities borrowed	142,441	139,758	2
Trading assets(a)	505,822	369,687	37
Available-for-sale securities	389,583	350,699	11
Held-to-maturity securities, net of allowance for credit losses	141,553	47,540	198
Investment securities, net of allowance for credit losses	531,136	398,239	33
Loans(a)	989,740	997,620	(1)
Allowance for loan losses	(30,814)	(13,123)	135
Loans, net of allowance for loan losses	958,926	984,497	(3)
Accrued interest and accounts receivable	76,945	72,861	6
Premises and equipment	26,672	25,813	3
Goodwill, MSRs and other intangible assets	51,594	53,341	(3)
Other assets(a)	145,169	130,395	11
Total assets	$3,246,076	$2,687,379	21%
(a) In the third quarter of 2020, the Firm reclassified certain fair value option elected lending-related positions from trading assets to loans and other assets. Prior-period amounts have been revised to conform with the current presentation.
Cash and due from banks and deposits with banks increased primarily as a result of significant deposit inflows, which also funded asset growth across the Firm, including in investment securities and securities purchased under resale agreements. Deposits with banks reflect the Firm’s placements of its excess cash with various central banks, including the Federal Reserve Banks.
Federal funds sold and securities purchased under resale agreements increased predominantly as a result of higher deployment of cash in Treasury and CIO, as well as the impact of client activity and higher demand for securities to cover short positions in CIB. Refer to Liquidity Risk Management on pages 55–59 and Note 11 for additional information.
Trading assets increased compared with lower levels at year-end due to client-driven market-making activities in debt and equity instruments in CIB Markets, as well as higher derivative receivables as a result of market movements, also in CIB. Refer to Notes 2 and 5 for additional information.
Investment securities increased, reflecting net purchases of U.S. Treasuries and U.S. GSE and government agency MBS in the available-for-sale (“AFS”) portfolio, driven by interest rate risk management activities and cash deployment, partially offset by a non-cash transfer of $100.5 billion of AFS securities to the held-to-maturity (“HTM”) portfolio, resulting in a comparable increase in HTM; the transfer was made for capital management purposes.
Refer to Corporate segment results on pages 46-47, Investment Portfolio Risk Management on page 79, and
Notes 2 and 10 for additional information on Investment securities.
Loans decreased, reflecting:
•lower loans in Card due to the decline in sales volume that began in March as a result of the COVID-19 pandemic, as well as the impact of seasonality; and lower loans in Home Lending primarily due to paydowns and loan sales, net of originations, partially offset by
•the impact of the PPP loans in CBB and CB, as well as growth in wholesale loans and mortgages in AWM.
The allowance for loan losses increased primarily reflecting the deterioration and uncertainty in the macroeconomic environment as a result of the impact of the COVID-19 pandemic, consisting of:
•a net $8.3 billion addition in consumer, predominantly in the credit card and residential real estate portfolios
•a net $5.2 billion addition in wholesale, across the LOBs impacting multiple industry sectors, and
•a net $4.2 billion addition as a result of the adoption of CECL.
There were also additions to the allowance for lending-related commitments, which is included in other liabilities on the consolidated balance sheets, of $1.5 billion related to the impact of the COVID-19 pandemic, and $98 million related to the adoption of CECL, resulting in total additions to the allowance for credit losses of $15.0 billion and $4.3 billion, respectively, as of September 30, 2020.

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
Other assets increased reflecting higher cash collateral placed with central counterparties in CIB. Refer to Liquidity Risk Management on pages 55–59 for additional information.

Selected Consolidated balance sheets data (continued)
(in millions)	September 30, 2020	December 31, 2019	Change
Liabilities
Deposits	$2,001,416	$1,562,431	28%
Federal funds purchased and securities loaned or sold under repurchase agreements	236,440	183,675	29
Short-term borrowings	41,992	40,920	3
Trading liabilities	162,493	119,277	36
Accounts payable and other liabilities	234,256	210,407	11
Beneficial interests issued by consolidated variable interest entities (“VIEs”)	19,191	17,841	8
Long-term debt	279,175	291,498	(4)
Total liabilities	2,974,963	2,426,049	23
Stockholders’ equity	271,113	261,330	4
Total liabilities and stockholders’ equity	$3,246,076	$2,687,379	21%
Deposits increased reflecting significant inflows across the LOBs primarily driven by the COVID-19 pandemic and the related effect of certain government actions
•in the wholesale businesses, the inflows principally occurred in March as clients looked to remain liquid as a result of market conditions; in general, balances remained elevated through the third quarter, and
•in CCB, the increase was driven by lower spending and higher cash balances across both consumer and small business customers, as well as growth from existing and new accounts.
Refer to Liquidity Risk Management on pages 55–59 and Notes 2 and 16 for additional information.
Federal funds purchased and securities loaned or sold under repurchase agreements increased reflecting:
•in CIB, higher secured financing of trading assets, partially offset by a decline in client-driven market-making activities, and the Firm's nonparticipation in the Federal Reserve's open market operations, and
•in Treasury and CIO, higher secured financing of AFS investment securities. Refer to Liquidity Risk Management on pages 55–59 and Note 11 for additional information.
For information on short-term borrowings, refer to Liquidity Risk Management on pages 55–59 .
Trading liabilities increased as a result of client-driven market-making activities in CIB, which resulted in higher levels of short positions predominantly in debt instruments in Fixed Income Markets, as well as higher derivative payables as a result of market movements. Refer to Notes 2 and 5 for additional information.
Accounts payable and other liabilities increased reflecting higher client payables related to client-driven activities in CIB.
Beneficial interests issued by consolidated VIEs increased primarily reflecting higher levels of Firm-administered multi-seller conduit commercial paper held by third parties.
Refer to Off-Balance Sheet Arrangements on page 21 and Notes 14 and 23 for further information on Firm-sponsored VIEs and loan securitization trusts.
Long-term debt decreased as a result of maturities of FHLB advances; net maturities of senior debt, which included the early termination of certain of the Firm's debt; partially offset by an issuance of subordinated debt, and higher fair value hedge accounting adjustments related to lower interest rates. The decrease was also due to a lower level of structured notes in CIB. Refer to Liquidity Risk Management on pages 55–59 for additional information on the Firm’s long-term debt activities.
Stockholders’ equity increased reflecting the combined impact of net income, capital actions, the adoption of CECL and an increase in accumulated other comprehensive income (“AOCI”). The increase in AOCI was driven by net unrealized gains on AFS securities, and higher valuation of interest rate cash flow hedges. Refer to page 96 for information on changes in stockholders’ equity, Capital actions on page 53, and Note 20 for additional information on AOCI.

Consolidated cash flows analysis
The following is a discussion of cash flow activities during the nine months ended September 30, 2020 and 2019.

(in millions)	Nine months ended September 30,
	2020	2019
Net cash provided by/(used in)
Operating activities(a)	$(51,858)	$(78,719)
Investing activities(a)	(198,206)	(36,501)
Financing activities	470,687	96,006
Effect of exchange rate changes on cash	3,268	(2,982)
Net increase/(decrease) in cash and due from banks and deposits with banks	$223,891	$(22,196)
(a) In the third quarter of 2020, the Firm reclassified certain fair value option elected lending-related positions from trading assets to loans and other assets. Prior-period amounts have been revised to conform with the current presentation.
Operating activities
•In 2020, cash used resulted from higher trading assets and other assets, partially offset by higher trading liabilities, accounts payable and other liabilities, and net proceeds from loans held for sale.
•In 2019, cash used primarily resulted from higher trading assets and securities borrowed, partially offset by increased accounts payable and other liabilities, trading liabilities, and net proceeds from loans held-for-sale.
Investing activities
•In 2020, cash used reflected net purchases of investment securities and higher securities purchased under resale agreements, partially offset by net proceeds from sales and securitizations of loans held-for-investment.
•In 2019, cash used resulted from net purchases of investment securities, partially offset by higher securities purchased under resale agreements, and net proceeds from sales and securitizations of loans held-for-investment.
Financing activities
•In 2020, cash provided reflected higher deposits and securities loaned or sold under repurchase agreements, partially offset by net payments of long term borrowings.
•In 2019, cash provided resulted from higher deposits and securities loaned or sold under repurchase agreements.
•For both periods, cash was used for repurchases of common stock and cash dividends on common and preferred stock. On March 15, 2020, in response to the COVID-19 pandemic, the Firm temporarily suspended repurchases of its common equity. Subsequently, the Federal Reserve directed all large bank holding companies, including the Firm, to discontinue net share repurchases through the end of the fourth quarter of 2020.
* * *
Refer to Consolidated Balance Sheets Analysis on pages 18-19, Capital Risk Management on pages 49-54, and Liquidity Risk Management on pages 55–59 of this Form 10-Q, and pages 93–98 of JPMorgan Chase’s 2019 Form 10-K for a further discussion of the activities affecting the Firm’s cash flows.

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

Type of off-balance sheet arrangement	Location of disclosure	Page references
Special-purpose entities: variable interests and other obligations, including contingent obligations, arising from variable interests in nonconsolidated VIEs	Refer to Note 14	163-168
Off-balance sheet lending-related financial instruments, guarantees, and other commitments	Refer to Note 23	179-182

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
In addition to analyzing the Firm’s results on a reported basis, the Firm also reviews and uses certain non-GAAP financial measures at the Firmwide and segment level. These non-GAAP measures include:
•Firmwide “managed” basis results, including the overhead ratio, which include certain reclassifications to present total net revenue from investments that receive tax credits and tax-exempt securities on a basis comparable to taxable investments and securities (“FTE” basis)
•Pre-provision profit, which represents total net revenue less noninterest expense
•Net interest income and net yield excluding CIB Markets
•Tangible common equity (“TCE”), ROTCE, and TBVPS
•Allowance for loan losses to period-end loans retained, excluding trade finance and conduits.
Refer to Explanation and Reconciliation of the Firm’s Use Of Non-GAAP Financial Measures and Key Performance Measures on pages 57–59 of JPMorgan Chase’s 2019 Form 10-K for a further discussion of management’s use of non-GAAP financial measures.
The following summary tables provide a reconciliation from the Firm’s reported U.S. GAAP results to managed basis.

	Three months ended September 30,
	2020			2019
(in millions, except ratios)	Reported	Fully taxable-equivalent adjustments(b)	Managed basis	Reported	Fully taxable-equivalent adjustments(b)	Managed basis
Other income	$959	$690	$1,649	$1,472	$596	$2,068
Total noninterest revenue(a)	16,134	690	16,824	15,063	596	15,659
Net interest income	13,013	104	13,117	14,228	127	14,355
Total net revenue	29,147	794	29,941	29,291	723	30,014
Total noninterest expense(a)	16,875	NA	16,875	16,372	NA	16,372
Pre-provision profit	12,272	794	13,066	12,919	723	13,642
Provision for credit losses	611	NA	611	1,514	NA	1,514
Income before income tax expense	11,661	794	12,455	11,405	723	12,128
Income tax expense	2,218	794	3,012	2,325	723	3,048
Net income	$9,443	NA	$9,443	$9,080	NA	$9,080

Overhead ratio	58%	NM	56%	56%	NM	55%

	Nine months ended September 30,
	2020			2019
(in millions, except ratios)	Reported	Fully taxable-equivalent adjustments(b)	Managed basis	Reported	Fully taxable-equivalent adjustments(b)	Managed basis
Other income	$3,157	$2,128	$5,285	$4,239	$1,777	$6,016
Total noninterest revenue(a)	49,014	2,128	51,142	44,035	1,777	45,812
Net interest income	41,305	321	41,626	43,079	408	43,487
Total net revenue	90,319	2,449	92,768	87,114	2,185	89,299
Total noninterest expense(a)	50,608	NA	50,608	48,976	NA	48,976
Pre-provision profit	39,711	2,449	42,160	38,138	2,185	40,323
Provision for credit losses	19,369	NA	19,369	4,158	NA	4,158
Income before income tax expense	20,342	2,449	22,791	33,980	2,185	36,165
Income tax expense	3,347	$2,449	5,796	6,069	2,185	8,254
Net Income	$16,995	NA	$16,995	$27,911	NA	$27,911

Overhead ratio	56%	NM	55%	56%	NM	55%
(a)In the second quarter of 2020, the Firm reclassified certain spend-based credit card reward costs from marketing expense to be a reduction of card income, with no effect on net income. Prior-period amounts have been revised to conform with the current presentation.
(b)Predominantly recognized in CIB, CB and Corporate.

The following table provides information on net interest income and net yield excluding CIB Markets.

(in millions, except rates)	Three months ended September 30,			Nine months ended September 30,
	2020	2019	Change	2020	2019	Change
Net interest income – reported	$13,013	$14,228	(9)%	$41,305	$43,079	(4)%
Fully taxable-equivalent adjustments	104	127	(18)	321	408	(21)
Net interest income – managed basis(a)	$13,117	$14,355	(9)	$41,626	$43,487	(4)
Less: CIB Markets net interest income(b)	2,076	723	187	6,208	1,971	215
Net interest income excluding CIB Markets(a)	$11,041	$13,632	(19)	$35,418	$41,516	(15)

Average interest-earning assets(c)	$2,874,974	$2,364,951	22	$2,720,636	$2,334,406	17
Less: Average CIB Markets interest-earning assets(b)(c)	730,141	690,390	6	753,748	671,019	12
Average interest-earning assets excluding CIB Markets	$2,144,833	$1,674,561	28%	$1,966,888	$1,663,387	18%
Net yield on average interest-earning assets – managed basis	1.82%	2.41%		2.04%	2.49%
Net yield on average CIB Markets interest-earning assets(b)	1.13	0.42		1.10	0.39
Net yield on average interest-earning assets excluding CIB Markets	2.05%	3.23%		2.41%	3.34%
(a)Interest includes the effect of related hedges. Taxable-equivalent amounts are used where applicable.
(b)Refer to page 36 for further information on CIB Markets.
(c)In the third quarter of 2020, the Firm reclassified certain fair value option elected lending-related positions from trading assets to loans. Prior-period amounts have been revised to conform with the current presentation.
The following summary table provides a reconciliation from the Firm’s common stockholders’ equity to TCE.

	Period-end		Average
(in millions, except per share and ratio data)	Sep 30, 2020	Dec 31, 2019	Three months ended September 30,		Nine months ended September 30,
			2020	2019	2020	2019
Common stockholders’ equity	$241,050	$234,337	$236,797	$235,613	$235,251	$232,917
Less: Goodwill	47,819	47,823	47,820	47,707	47,812	47,552
Less: Other intangible assets	759	819	769	842	791	776
Add: Certain deferred tax liabilities(a)	2,405	2,381	2,401	2,344	2,393	2,311
Tangible common equity	$194,877	$188,076	$190,609	$189,408	$189,041	$186,900

Return on tangible common equity	NA	NA	19%	18%	11%	19%
Tangible book value per share	$63.93	$60.98	NA	NA	N/A	N/A
(a)Represents deferred tax liabilities related to tax-deductible goodwill and to identifiable intangibles created in nontaxable transactions, which are netted against goodwill and other intangibles when calculating TCE.

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
Business segment changes
In the first quarter of 2020, the Firm began reporting a Wholesale Payments business unit within CIB following a realignment of the Firm’s wholesale payments businesses. The Wholesale Payments business comprises:
•Merchant Services, which was realigned from CCB to CIB
•Treasury Services and Trade Finance in CIB. Trade Finance was previously reported in Lending in CIB.
In connection with the alignment of Wholesale Payments, the assets, liabilities and headcount associated with the Merchant Services business were realigned to CIB from CCB, and the revenue and expenses of the Merchant Services business are reported across CCB, CIB and CB based primarily on client relationships. Prior-period amounts have been revised to reflect this realignment and revised allocation methodology.

JPMorgan Chase

Consumer Businesses			Wholesale Businesses

Consumer & Community Banking			Corporate & Investment Bank		Commercial Banking	Asset & Wealth Management

Consumer & Business Banking	Home Lending	Card & Auto	Banking	Markets & Securities Services	• Middle Market Banking	• Asset Management
• Consumer Banking/Chase Wealth Management • Business Banking	• Home Lending Production • Home Lending Servicing • Real Estate Portfolios	• Credit Card • Auto	• Investment Banking • Wholesale Payments • Lending	• Fixed Income Markets • Equity Markets • Securities Services • Credit Adjustments & Other	• Corporate Client Banking	• Wealth Management
• Commercial Real Estate Banking

Segment results – managed basis
The following tables summarize the Firm’s results by segment for the periods indicated.

Three months ended September 30,	Consumer & Community Banking(a)			Corporate & Investment Bank			Commercial Banking
(in millions, except ratios)	2020	2019	Change	2020	2019	Change	2020	2019	Change
Total net revenue	$12,755	$13,958	(9)%	$11,503	$9,522	21%	$2,285	$2,274	—%
Total noninterest expense	6,770	7,025	(4)	5,797	5,504	5	966	940	3
Pre-provision profit/(loss)	5,985	6,933	(14)	5,706	4,018	42	1,319	1,334	(1)
Provision for credit losses	794	1,311	(39)	(81)	92	NM	(147)	67	NM
Net income/(loss)	3,873	4,245	(9)	4,304	2,831	52	1,088	943	15
Return on equity (“ROE”)	29%	31%		21%	13%		19%	16%

Three months ended September 30,	Asset & Wealth Management			Corporate			Total(a)
(in millions, except ratios)	2020	2019	Change	2020	2019	Change	2020	2019	Change
Total net revenue	$3,737	$3,568	5%	$(339)	$692	NM	$29,941	$30,014	—%
Total noninterest expense	2,623	2,622	—	719	281	156	16,875	16,372	3
Pre-provision profit/(loss)	1,114	946	18	(1,058)	411	NM	13,066	13,642	(4)
Provision for credit losses	(51)	44	NM	96	—	NM	611	1,514	(60)
Net income/(loss)	877	668	31	(699)	393	NM	9,443	9,080	4
ROE	32%	24%		NM	NM		15%	15%

Nine months ended September 30,	Consumer & Community Banking(a)			Corporate & Investment Bank			Commercial Banking
(in millions, except ratios)	2020	2019	Change	2020	2019	Change	2020	2019	Change
Total net revenue	$38,084	$40,885	(7)%	$37,803	$29,387	29%	$6,855	$6,972	(2)%
Total noninterest expense	20,498	20,784	(1)	18,457	16,794	10	2,853	2,809	2
Pre-provision profit/(loss)	17,586	20,101	(13)	19,346	12,593	54	4,002	4,163	(4)
Provision for credit losses	12,394	3,745	231	3,307	179	NM	3,294	186	NM
Net income/(loss)	3,888	12,349	(69)	11,756	9,037	30	544	3,005	(82)
ROE	9%	31%		19%	14%		2%	17%

Nine months ended September 30,	Asset & Wealth Management			Corporate			Total(a)
(in millions, except ratios)	2020	2019	Change	2020	2019	Change	2020	2019	Change
Total net revenue	$10,953	$10,616	3%	$(927)	$1,439	NM	$92,768	$89,299	4%
Total noninterest expense	7,788	7,865	(1)	1,012	724	40	50,608	48,976	3
Pre-provision profit/(loss)	3,165	2,751	15	(1,939)	715	NM	42,160	40,323	5
Provision for credit losses	266	48	454	108	—	NM	19,369	4,158	366
Net income/(loss)	2,199	2,048	7	(1,392)	1,472	NM	16,995	27,911	(39)
ROE	27%	25%		NM	NM		9%	15%
In the first quarter of 2020, the Merchant Services business was realigned from CCB to CIB as part of the Firm’s Wholesale Payments business. Prior-period amounts have been revised to conform with the current presentation.
(a)In the second quarter of 2020, the Firm reclassified certain spend-based credit card reward costs from marketing expense to be a reduction of card income, with no effect on net income. Prior-period amounts have been revised to conform with the current presentation.
The following sections provide a comparative discussion of the Firm’s results by segment as of or for the three and nine months ended September 30, 2020 versus the corresponding periods in the prior year, unless otherwise specified.

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

Refer to Line of Business Metrics on page 198 for a further discussion of the business profile of CCB.

Selected income statement data
	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2020	2019	Change	2020	2019	Change
Revenue
Lending- and deposit-related fees(a)	$771	$1,026	(25)%	$2,360	$2,906	(19)%
Asset management, administration and commissions(a)	596	606	(2)	1,717	1,807	(5)
Mortgage fees and related income	1,076	886	21	2,313	1,561	48
Card income(b)	890	905	(2)	2,332	2,680	(13)
All other income	1,425	1,383	3	4,111	3,994	3
Noninterest revenue	4,758	4,806	(1)	12,833	12,948	(1)
Net interest income	7,997	9,152	(13)	25,251	27,937	(10)
Total net revenue	12,755	13,958	(9)	38,084	40,885	(7)

Provision for credit losses	794	1,311	(39)	12,394	3,745	231

Noninterest expense
Compensation expense	2,679	2,544	5	7,833	7,641	3
Noncompensation expense(b)(c)	4,091	4,481	(9)	12,665	13,143	(4)
Total noninterest expense	6,770	7,025	(4)	20,498	20,784	(1)
Income before income tax expense	5,191	5,622	(8)	5,192	16,356	(68)
Income tax expense	1,318	1,377	(4)	1,304	4,007	(67)
Net income	$3,873	$4,245	(9)	$3,888	$12,349	(69)

Revenue by line of business
Consumer & Business Banking	$5,557	$6,782	(18)	$16,755	$20,340	(18)
Home Lending	1,714	1,465	17	4,562	3,929	16
Card & Auto(b)	5,484	5,711	(4)	16,767	16,616	1

Mortgage fees and related income details:
Net production revenue	765	738	4	1,826	1,291	41
Net mortgage servicing revenue(d)	311	148	110	487	270	80
Mortgage fees and related income	$1,076	$886	21%	$2,313	$1,561	48%

Financial ratios
Return on equity	29%	31%		9%	31%
Overhead ratio	53	50		54	51
In the first quarter of 2020, the Merchant Services business was realigned from CCB to CIB as part of the Firm’s Wholesale Payments business. Prior-period amounts have been revised to conform with the current presentation.
(a)In the first quarter of 2020, the Firm reclassified certain fees from asset management, administration and commissions to lending- and deposit-related fees. Prior-period amounts have been revised to conform with the current presentation.
(b)In the second quarter of 2020, the Firm reclassified certain spend-based credit card reward costs from marketing expense to be a reduction of card income, with no effect on net income. Prior-period amounts have been revised to conform with the current presentation.
(c)Included depreciation expense on leased assets of $1.0 billion for both of the three months ended September 30, 2020 and 2019, and $3.2 billion and $2.9 billion for nine months ended September 30, 2020 and 2019, respectively.
(d)Included MSR risk management results of $145 million and $53 million for the three months ended September 30, 2020 and 2019, respectively, and $134 million and $(200) million for nine months ended September 30, 2020 and 2019, respectively.

Quarterly results
Net income was $3.9 billion, a decrease of 9%.
Net revenue was $12.8 billion, a decrease of 9%.
Net interest income was $8.0 billion, down 13%, driven by:
•the impact of deposit margin compression in CBB and lower loans in Card due to the decline in sales volume as a result of the COVID-19 pandemic, largely offset by
•growth in deposits in CBB, and loan margin expansion in Card; the prior year included a charge for the unwind of the internal funding from Treasury and CIO associated with the sale of certain mortgage loans.
Noninterest revenue was $4.8 billion, flat, reflecting:
•lower deposit-related fees due to lower transaction activity and the impact of fee refunds related to the COVID-19 pandemic, and
•lower card income due to lower net interchange income reflecting lower card sales volumes as a result of the COVID-19 pandemic, offset by lower acquisition costs and higher annual fees, offset by
•higher net mortgage servicing revenue reflecting:
–higher MSR risk management results driven by updates to model inputs, and
–higher operating revenue reflecting the absence of losses in the prior year from reclassifying certain loans to held-for-sale, predominantly offset by lower revenue on a lower level of third-party loans serviced
•higher net mortgage production revenue reflecting higher production margins and volumes; the prior year included approximately $350 million of gains on the sale of certain mortgage loans.
Refer to Note 15 for further information regarding changes in the value of the MSR asset and related hedges, and mortgage fees and related income.
Noninterest expense was $6.8 billion, down 4%, driven by lower marketing expense as a result of lower investments in marketing campaigns and travel-related benefits.
The provision for credit losses was $794 million, a decrease of $517 million from the prior year, driven by:
•a $300 million reduction in the allowance for credit losses in Home Lending due to paydowns, and
•lower net charge-offs in Card, which reflected lower charge-offs and higher recoveries, and benefited from the effect of payment assistance and government stimulus programs.
The prior year included a $50 million net addition in the allowance for credit losses.
Refer to Credit and Investment Risk Management on pages 60-79 and Allowance for Credit Losses on pages 77–78 for further discussions of the credit portfolios and the allowance for credit losses.
Year-to-date results
Net income was $3.9 billion, a decrease of 69%, predominantly driven by an increase in the provision for credit losses.
Net revenue was $38.1 billion, a decrease of 7%.
Net interest income was $25.3 billion, down 10%, driven by:
•the impact of deposit margin compression in CBB, and lower loans in Home Lending predominantly due to prior year loan sales, partially offset by
•growth in deposits in CBB, and loan margin expansion in Card; the prior year included charges for the unwind of the internal funding from Treasury and CIO associated with the sales of certain mortgage loans.
Noninterest revenue was $12.8 billion, flat, reflecting:
•lower deposit-related fees due to lower transaction activity and the impact of fee refunds related to the COVID-19 pandemic, and
•lower card income due to lower net interchange income reflecting lower card sales volumes that began in March as a result of the COVID-19 pandemic, partially offset by higher annual fees and lower acquisition costs, offset by
•higher net mortgage production revenue reflecting higher mortgage production volumes and margins; the prior year included gains on the sales of certain mortgage loans
•higher net mortgage servicing revenue driven by
–higher MSR risk management results; the prior year included losses resulting from updates to model inputs, partially offset by
–lower operating revenue reflecting a lower level of third-party loans serviced; the prior year included losses from reclassifying certain loans to held-for-sale
•higher auto lease volume.
Noninterest expense was $20.5 billion, down 1%, compared to the prior year, reflecting:
•lower marketing expense as a result of lower investments in marketing campaigns and travel-related benefits, and
•lower structural expenses, including lower payment processing costs, largely offset by
•higher volume- and revenue-related expense, including depreciation on auto lease assets, and investments in the business.
The provision for credit losses was $12.4 billion, an increase of $8.6 billion from the prior year, driven by:
•additions to the allowance for credit losses as a result of the impact of the COVID-19 pandemic, consisting of: $6.6 billion for Card, $900 million for Home Lending, $649 million for CBB, and $560 million for Auto, partially offset by
•lower net charge-offs largely in Card, which reflected higher recoveries, and in Home Lending, reflecting higher recoveries on a loan sale in the first quarter of 2020.
The prior year included a $150 million net reduction in the allowance for credit losses.

Selected metrics
	As of or for the three months ended September 30,				As of or for the nine months ended September 30,
(in millions, except headcount)	2020		2019	Change	2020		2019	Change
Selected balance sheet data (period-end)
Total assets	$480,325		$525,223	(9)%	$480,325		$525,223	(9)%
Loans:
Consumer & Business Banking	47,077	(e)	26,699	76	47,077	(e)	26,699	76
Home Lending(a)(b)	188,561		213,901	(12)	188,561		213,901	(12)
Card	140,377		159,571	(12)	140,377		159,571	(12)
Auto	62,304		61,410	1	62,304		61,410	1
Total loans	438,319		461,581	(5)	438,319		461,581	(5)
Deposits	900,920		701,111	28	900,920		701,111	28
Equity	52,000		52,000	—	52,000		52,000	—
Selected balance sheet data (average)
Total assets	$483,478		$530,649	(9)	$499,551		$537,044	(7)
Loans:
Consumer & Business Banking	47,102		26,550	77	38,552		26,537	45
Home Lending(a)(c)	192,172		226,139	(15)	200,980		235,292	(15)
Card	140,386		158,168	(11)	148,445		154,375	(4)
Auto	60,345		61,371	(2)	60,514		62,118	(3)
Total loans	440,005		472,228	(7)	448,491		478,322	(6)
Deposits	887,138		693,943	28	817,848		688,663	19
Equity	52,000		52,000	—	52,000		52,000	—

Headcount(d)	121,959		123,532	(1)%	121,959		123,532	(1)%
In the first quarter of 2020, the Merchant Services business was realigned from CCB to CIB as part of the Firm’s Wholesale Payments business. Prior-period amounts have been revised to conform with the current presentation, including a decrease to period-end assets and headcount of $7.3 billion and 4,155, respectively, as of September 30, 2019.
(a)In the third quarter of 2020, the Firm reclassified certain fair value option elected lending-related positions from trading assets to loans. Prior-period amounts have been revised to conform with the current presentation.
(b)At September 30, 2020 and 2019, Home Lending loans held-for-sale and loans at fair value were $10.0 billion and $15.4 billion, respectively.
(c)Average Home Lending loans held-for sale and loans at fair value were $9.2 billion and $18.2 billion for the three months ended September 30, 2020 and 2019, respectively, and were $11.2 billion and $12.3 billion for the nine months ended September 30, 2020 and 2019, respectively.
(d)During the second and third quarter of 2020, certain technology and support functions, comprising approximately 850 and 800 staff, respectively, were transferred from AWM to CCB as part of the ongoing reorganization of the U.S. Wealth Management business.
(e)At September 30, 2020, included $20.3 billion of loans in Business Banking under the PPP. Refer to Credit Portfolio on pages 60-61 for a further discussion of the PPP.

Selected metrics
	As of or for the three months ended September 30,				As of or for the nine months ended September 30,
(in millions, except ratio data)	2020		2019	Change	2020		2019	Change
Credit data and quality statistics
Nonaccrual loans(a)(b)(c)	$5,159	(f)	$3,109	66%	$5,159	(f)	$3,109	66%

Net charge-offs/(recoveries)
Consumer & Business Banking	53		79	(33)	187		204	(8)
Home Lending	8		(42)	NM	(119)		(75)	(59)
Card	1,028		1,175	(13)	3,519		3,617	(3)
Auto	5		49	(90)	98		149	(34)
Total net charge-offs/(recoveries)	$1,094		$1,261	(13)	$3,685		$3,895	(5)

Net charge-off/(recovery) rate
Consumer & Business Banking	0.45%	(g)	1.18%		0.65%	(g)	1.03%
Home Lending	0.02		(0.08)		(0.08)		(0.04)
Card	2.92		2.95		3.17		3.13
Auto	0.03		0.32		0.22		0.32
Total net charge-off/(recovery) rate	1.01%		1.10%		1.13		1.12

30+ day delinquency rate
Home Lending(d)(e)	1.62%	(h)	1.63%		1.62%	(h)	1.63%
Card	1.57	(h)	1.84		1.57	(h)	1.84
Auto	0.54	(h)	0.88		0.54	(h)	0.88

90+ day delinquency rate — Card	0.69%	(h)	0.90%		0.69%	(h)	0.90%

Allowance for loan losses
Consumer & Business Banking	$1,370		$746	84	$1,370		$746	84
Home Lending	2,685		2,159	24	2,685		2,159	24
Card	17,800		5,583	219	17,800		5,583	219
Auto	1,044		465	125	1,044		465	125
Total allowance for loan losses	$22,899		$8,953	156%	$22,899		$8,953	156%
Effective January 1, 2020, the Firm adopted the CECL accounting guidance. The adoption resulted in a change in the accounting for PCI loans, which are considered purchased credit deteriorated (“PCD”) loans under CECL. Refer to Note 1 for further information.
(a)At September 30, 2020, nonaccrual loans included $1.5 billion of PCD loans. Prior to the adoption of CECL, nonaccrual loans excluded PCI loans as the Firm recognized interest income on each pool of PCI loans as each of the pools was performing.
(b)At September 30, 2020 and 2019, nonaccrual loans excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $851 million and $1.6 billion, respectively. Prior-period amount has been revised to conform with the current presentation, refer to footnote (c) below for additional information. These amounts have been excluded based upon the government guarantee.
(c)In the third quarter of 2020, the Firm reclassified certain fair value option elected lending-related positions from trading assets to loans. Prior-period amounts have been revised to conform with the current presentation.
(d)At September 30, 2020, the 30+ day delinquency rates included PCD loans. The rate prior to January 1, 2020 was revised to include the impact of PCI loans.
(e)At September 30, 2020 and 2019, excluded mortgage loans insured by U.S. government agencies of $1.1 billion and $2.7 billion, respectively, that are 30 or more days past due. Prior-period amount has been revised to conform with the current presentation, refer to footnote (c) above for additional information. These amounts have been excluded based upon the government guarantee.
(f)Generally excludes loans under payment deferral programs offered in response to the COVID-19 pandemic. Refer to Consumer Credit Portfolio on pages 62-66 for further information on consumer payment assistance activity. Includes loans to customers that have exited COVID-19 payment deferral programs and are 90 or more days past due, predominantly all of which were considered collateral-dependent and charged down to the lower of amortized cost or fair value of the underlying collateral less costs to sell.
(g)At September 30, 2020, included $20.3 billion of loans in Business Banking under the PPP. Given that PPP loans are guaranteed by the SBA, the Firm does not expect to realize material credit losses on these loans. Refer to Credit Portfolio on pages 60-61 for a further discussion of the PPP.
(h)At September 30, 2020, the principal balance of loans in Home Lending, Card and Auto under payment deferral programs offered in response to the COVID-19 pandemic were $10.2 billion, $368 million and $411 million, respectively. Loans that are performing according to their modified terms are generally not considered delinquent. Refer to Consumer Credit Portfolio on pages 62-66 for further information on consumer payment assistance activity.

Selected metrics
	As of or for the three months ended September 30,						As of or for the nine months ended September 30,
(in billions, except ratios and where otherwise noted)	2020			2019		Change	2020			2019		Change
Business Metrics
Number of branches	4,960			4,949		—%	4,960			4,949		—%
Active digital customers (in thousands)(a)	54,745			51,843		6	54,745			51,843		6
Active mobile customers (in thousands)(b)	40,143			36,510		10	40,143			36,510		10
Debit and credit card sales volume	$278.2			$282.2		(1)	$781.8			$818.8		(5)

Consumer & Business Banking
Average deposits	$865.9			$678.3		28	$799.6			$674.5		19
Deposit margin	1.43%			2.47%			1.65%			2.56%
Business banking origination volume	$1.4		(f)	$1.6		(13)	$25.9		(f)	$4.8		443
Client investment assets	376.1			337.9		11	376.1			337.9		11

Home Lending
Mortgage origination volume by channel
Retail	$20.7			$14.2		46	$52.8			$34.6		53
Correspondent	8.3			18.2		(54)	28.5			37.3		(24)
Total mortgage origination volume(c)	$29.0			$32.4		(10)	$81.3			$71.9		13

Total loans serviced (period-end)	$654.0			$774.8		(16)	$654.0			$774.8		(16)
Third-party mortgage loans serviced (period-end)	454.8			535.8		(15)	454.8			535.8		(15)
MSR carrying value (period-end)	3.0			4.4		(32)	3.0			4.4		(32)
Ratio of MSR carrying value (period-end) to third-party mortgage loans serviced (period-end)	0.66%			0.82%			0.66%			0.82%

MSR revenue multiple(d)	2.28	x		2.41	x		2.28	x		2.34	x

Credit Card
Credit card sales volume, excluding Commercial Card	$178.1			$193.6		(8)	$505.7			$558.6		(9)
Net revenue rate(e)	10.96%			10.40%			10.82%			10.42%

Auto
Loan and lease origination volume	$11.4			$9.1		25	$27.4			$25.5		7
Average auto operating lease assets	21.7			21.8		—%	22.4			21.3		5%
(a)Users of all web and/or mobile platforms who have logged in within the past 90 days.
(b)Users of all mobile platforms who have logged in within the past 90 days.
(c)Firmwide mortgage origination volume was $36.2 billion and $35.8 billion for the three months ended September 30, 2020 and 2019, respectively, and $96.4 billion and $78.5 billion for the nine months ended September 30, 2020 and 2019, respectively.
(d)Represents the ratio of MSR carrying value (period-end) to third-party mortgage loans serviced (period-end) divided by the ratio of annualized loan servicing-related revenue to third-party mortgage loans serviced (average).
(e)In the second quarter of 2020, the Firm reclassified certain spend-based credit card reward costs from marketing expense to be a reduction of card income, with no effect on net income. Prior-period amounts have been revised to conform with the current presentation.
(f)Included $396 million and $21.9 billion of origination volume under the PPP for the three and nine months ended September 30, 2020, respectively. Refer to Credit Portfolio on pages 60-61 for a further discussion of the PPP.

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

Refer to Line of Business Metrics on page 198 for a further discussion of the business profile of CIB.

Selected income statement data
	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2020	2019	Change	2020	2019	Change
Revenue
Investment banking fees	$2,165	$1,981	9%	$6,919	$5,671	22%
Principal transactions	3,990	3,418	17	14,578	11,467	27
Lending- and deposit-related fees(a)	546	398	37	1,496	1,206	24
Asset management, administration and commissions(a)	1,086	1,160	(6)	3,493	3,339	5
All other income	288	397	(27)	703	1,167	(40)
Noninterest revenue	8,075	7,354	10	27,189	22,850	19
Net interest income	3,428	2,168	58	10,614	6,537	62
Total net revenue(b)	11,503	9,522	21	37,803	29,387	29

Provision for credit losses	(81)	92	NM	3,307	179	NM

Noninterest expense
Compensation expense	2,651	2,873	(8)	9,654	8,803	10
Noncompensation expense	3,146	2,631	20	8,803	7,991	10
Total noninterest expense	5,797	5,504	5	18,457	16,794	10
Income before income tax expense	5,787	3,926	47	16,039	12,414	29
Income tax expense	1,483	1,095	35	4,283	3,377	27
Net income	$4,304	$2,831	52%	$11,756	$9,037	30%
Financial ratios
Return on equity	21%	13%		19%	14%
Overhead ratio	50	58		49	57
Compensation expense as percentage of total net revenue	23	30		26	30
In the first quarter of 2020, the Merchant Services business was realigned from CCB to CIB as part of the Firm’s Wholesale Payments business. Prior-period amounts have been revised to conform with the current presentation.
(a)In the first quarter of 2020, the Firm reclassified certain fees from asset management, administration and commissions to lending- and deposit-related fees. Prior-period amounts have been revised to conform with the current presentation.
(b)Includes tax-equivalent adjustments, predominantly due to income tax credits related to alternative energy investments; income tax credits and amortization of the cost of investments in affordable housing projects; and tax-exempt income from municipal bonds of $641 million and $527 million for the three months ended September 30, 2020 and 2019, respectively, and $2.0 billion and $1.6 billion for the nine months ended September 30, 2020 and 2019, respectively.

Selected income statement data
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2020	2019	Change	2020	2019	Change
Revenue by business
Investment Banking	$2,087	$1,871	12%	$6,374	$5,392	18%
Wholesale Payments	1,289	1,361	(5)	4,004	4,178	(4)
Lending	333	253	32	953	771	24
Total Banking	3,709	3,485	6	11,331	10,341	10
Fixed Income Markets	4,597	3,557	29	16,928	10,972	54
Equity Markets	1,999	1,517	32	6,616	4,986	33
Securities Services	1,029	1,034	—	3,200	3,093	3
Credit Adjustments & Other(a)	169	(71)	NM	(272)	(5)	NM
Total Markets & Securities Services	7,794	6,037	29	26,472	19,046	39
Total net revenue	$11,503	$9,522	21%	$37,803	$29,387	29%
In the first quarter of 2020, the Merchant Services business was realigned from CCB to CIB as part of the Firm’s Wholesale Payments business. Prior-period amounts have been revised to conform with the current presentation.
(a)Includes credit valuation adjustments (“CVA”) managed centrally within CIB and funding valuation adjustments (“FVA”) on derivatives and certain components of fair value option elected liabilities, which are primarily reported in principal transactions revenue. Results are presented net of associated hedging activities and net of CVA and FVA amounts allocated to Fixed Income Markets and Equity Markets.
Quarterly results
Net income was $4.3 billion, up 52%.
Net revenue was $11.5 billion, up 21%.
Banking revenue was $3.7 billion, up 6%.
•Investment Banking revenue was $2.1 billion, up 12%, predominantly driven by higher Investment Banking fees, up 9%, reflecting higher equity and debt underwriting fees, partially offset by lower advisory fees. The Firm maintained its #1 ranking for Global Investment Banking fees, according to Dealogic.
–Equity underwriting fees were $732 million, up 42%, primarily in the follow-on offerings and IPO markets due to increased industry-wide fees.
–Debt underwriting fees were $1.0 billion, up 5%, driven by wallet share gains despite decreased industry-wide fees.
–Advisory fees were $428 million, down 15%, driven by a lower number of completed transactions associated in part with the lower level of announced deal volumes in the first half of the year.
•Wholesale Payments revenue was $1.3 billion, down 5%, predominantly driven by deposit margin compression and a reporting reclassification for certain expenses which are now reported as a reduction of revenue in Merchant Services, largely offset by the impact of higher deposit balances.
•Lending revenue was $333 million, up 32%, predominantly driven by higher net interest income reflecting overall spread widening and higher loan balances.
Markets & Securities Services revenue was $7.8 billion, up 29%. Markets revenue was $6.6 billion, up 30%.
•Fixed Income Markets revenue was $4.6 billion, up 29%, driven by strong performance across products, primarily in Commodities, Credit, and Securitized Products.
•Equity Markets revenue was $2.0 billion, up 32%, driven by strong performance across products.
•Securities Services revenue was $1.0 billion, flat compared to the prior year, as deposit margin compression was offset by balance growth.
•Credit Adjustments & Other was a gain of $169 million, largely driven by funding and credit spread tightening on derivatives.
Noninterest expense was $5.8 billion, up 5%, predominantly driven by higher legal expense and volume-related expense, largely offset by lower revenue-related compensation expense and structural expense.
The provision for credit losses was a net benefit of $81 million, driven by a reduction in the allowance for credit losses across multiple sectors, compared with an expense of $92 million in the prior year.
Year-to-date results
Net income was $11.8 billion, up 30%.
Net revenue was $37.8 billion, up 29%.
Banking revenue was $11.3 billion, up 10%.
•Investment Banking revenue was $6.4 billion, up 18%, driven by higher Investment Banking fees, up 22%, reflecting higher equity and debt underwriting fees, partially offset by lower advisory fees. The Firm maintained its #1 ranking for Global Investment Banking fees, according to Dealogic.
–Equity underwriting fees were $2.0 billion, up 59%, primarily in follow-on offerings and convertible securities markets due to increased industry-wide fees.
–Debt underwriting fees were $3.3 billion, up 23%, driven by increased industry-wide fees and wallet share gains in investment-grade and high-yield bonds. The increased activity resulted in part from clients seeking liquidity in the first half of the year as a result of the COVID-19 pandemic.

–Advisory fees of $1.5 billion were down 8%, driven by a lower number of completed transactions.
•Wholesale payments revenue was $4.0 billion, down 4%, predominantly driven by a reporting reclassification for certain expenses which are now reported as a reduction of revenue in Merchant Services. In addition, the impact of deposit margin compression was predominantly offset by higher deposit balances.
•Lending revenue was $953 million, up 24%, predominantly driven by higher net interest income reflecting overall spread widening and higher loan balances.
Markets & Securities Services revenue was $26.5 billion, up 39%. Markets revenue was $23.5 billion, up 48%.
•Fixed Income Markets revenue was $16.9 billion, up 54%, driven by strong client activity across products primarily in Rates, Credit, Currencies & Emerging Markets, and Securitized Products.
•Equity Markets revenue was $6.6 billion, up 33%, driven by strong client activity across products.
•Securities Services revenue was $3.2 billion, up 3%, predominantly driven by deposit balance and fee growth largely offset by deposit margin compression.
•Credit Adjustments & Other was a net loss of $272 million, driven by losses on certain components of fair value option elected liabilities, as well as the impact of funding spread widening on derivatives.
Noninterest expense was $18.5 billion, up 10%, predominantly driven by higher revenue-related compensation expense and legal expense.
The provision for credit losses was $3.3 billion, compared with $179 million in the prior year. The increase was driven by net additions to the allowance for credit losses as a result of the impact of the COVID-19 pandemic across multiple industry sectors.
Refer to Credit and Investment Risk Management on pages 60-79 and Allowance for Credit Losses on pages 77–78 for further discussions of the credit portfolios and the allowance for credit losses.

Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except headcount)	2020	2019	Change	2020	2019	Change
Selected balance sheet data (period-end)
Assets	$1,089,293	$1,030,396	6%	$1,089,293	$1,030,396	6%
Loans:
Loans retained(a)	126,841	118,290	7	126,841	118,290	7
Loans held-for-sale and loans at fair value(b)	33,046	32,563	1	33,046	32,563	1
Total loans	159,887	150,853	6	159,887	150,853	6
Equity	80,000	80,000	—	80,000	80,000	—
Selected balance sheet data (average)
Assets	$1,100,657	$1,011,246	9	$1,117,035	$993,292	12
Trading assets-debt and equity instruments(b)	425,789	387,377	10	415,453	377,976	10
Trading assets-derivative receivables	78,339	48,266	62	70,091	49,221	42
Loans:
Loans retained(a)	$131,187	$119,007	10	$137,996	$123,368	12
Loans held-for-sale and loans at fair value(b)	30,205	32,545	(7)	32,974	32,611	1
Total loans	$161,392	$151,552	6	$170,970	$155,979	10
Equity	80,000	80,000	—	80,000	80,000	—
Headcount	61,830	60,028	3%	61,830	60,028	3%
In the first quarter of 2020, the Merchant Services business was realigned from CCB to CIB as part of the Firm’s Wholesale Payments business. Prior-period amounts have been revised to conform with the current presentation, including an increase to period-end assets and headcount of $7.3 billion and 4,155, respectively, as of September 30, 2019.
(a)Loans retained includes credit portfolio loans, loans held by consolidated Firm-administered multi-seller conduits, trade finance loans, other held-for-investment loans and overdrafts.
(b) In the third quarter of 2020, the Firm reclassified certain fair value option elected lending-related positions from trading assets to loans and other assets. Prior-period amounts have been revised to conform with the current presentation.

Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except ratios)	2020	2019	Change	2020	2019	Change
Credit data and quality statistics
Net charge-offs/(recoveries)	$23	$38	(39)%	$282	$140	101%
Nonperforming assets:
Nonaccrual loans:
Nonaccrual loans retained(a)	$1,178	$712	65%	$1,178	$712	65
Nonaccrual loans held-for-sale and loans at fair value(b)(c)	2,111	902	134	2,111	902	134
Total nonaccrual loans	3,289	1,614	104	3,289	1,614	104
Derivative receivables	140	26	438	140	26	438
Assets acquired in loan satisfactions	88	75	17	88	75	17
Total nonperforming assets	$3,517	$1,715	105	$3,517	$1,715	105
Allowance for credit losses:
Allowance for loan losses	$2,863	$1,171	144	$2,863	$1,171	144
Allowance for lending-related commitments	1,706	824	107	1,706	824	107
Total allowance for credit losses	$4,569	$1,995	129%	$4,569	$1,995	129%
Net charge-off/(recovery) rate(d)	0.07%	0.13%		0.27%	0.15%
Allowance for loan losses to period-end loans retained	2.26	0.99		2.26	0.99
Allowance for loan losses to period-end loans retained, excluding trade finance and conduits(e)	3.15	1.33		3.15	1.33
Allowance for loan losses to nonaccrual loans retained(a)	243	164		243	164
Nonaccrual loans to total period-end loans(b)	2.06%	1.07%		2.06%	1.07%
(a)Allowance for loan losses of $320 million and $207 million were held against these nonaccrual loans at September 30, 2020 and 2019, respectively.
(b)In the third quarter of 2020, the Firm reclassified certain fair value option elected lending-related positions from trading assets to loans. Prior-period amounts have been revised to conform with the current presentation.
(c)At September 30, 2020 and 2019, nonaccrual loans excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $297 million and $116 million, respectively. These amounts have been excluded based upon the government guarantee.
(d)Loans held-for-sale and loans at fair value were excluded when calculating the net charge-off/(recovery) rate.
(e)Management uses allowance for loan losses to period-end loans retained, excluding trade finance and conduits, a non-GAAP financial measure, to provide a more meaningful assessment of CIB’s allowance coverage ratio.

Investment banking fees
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2020	2019	Change	2020	2019	Change
Advisory	$428	$506	(15)%	$1,533	$1,675	(8)%
Equity underwriting	732	514	42	2,040	1,284	59
Debt underwriting(a)	1,005	961	5	3,346	2,712	23
Total investment banking fees	$2,165	$1,981	9%	$6,919	$5,671	22%
(a)Represents long-term debt and loan syndications.

League table results – wallet share
	Three months ended September 30,				Nine months ended September 30,				Full-year 2019
	2020		2019		2020		2019
	Rank	Share	Rank	Share	Rank	Share	Rank	Share	Rank	Share
Based on fees(a)
M&A(b)
Global	# 1	9.2%	# 2	8.0%	# 2	9.1%	# 2	8.8%	# 2	9.0%
U.S.	1	11.4	3	8.3	2	9.4	2	9.0	2	9.2
Equity and equity-related(c)
Global	3	7.7	1	12.0	2	9.5	1	10.2	1	9.3
U.S.	2	10.4	1	17.5	2	11.8	1	13.6	2	13.2
Long-term debt(d)
Global	1	8.3	1	8.7	1	9.1	1	7.9	1	7.8
U.S.	1	11.6	1	13.8	1	12.6	1	12.3	1	12.0
Loan syndications
Global	1	13.5	1	9.7	1	11.3	1	10.6	1	10.1
U.S.	1	18.3	1	12.0	1	12.8	1	12.9	1	12.5
Global investment banking fees(e)	# 1	8.7%	# 1	9.2%	# 1	9.4%	# 1	9.1%	# 1	8.9%
(a)Source: Dealogic as of October 1, 2020. Reflects the ranking of revenue wallet and market share.
(b)Global M&A excludes any withdrawn transactions. U.S. M&A revenue wallet represents wallet from client parents based in the U.S.
(c)Global equity and equity-related ranking includes rights offerings and Chinese A-Shares.
(d)Long-term debt rankings include investment-grade, high-yield, supranationals, sovereigns, agencies, covered bonds, ABS and mortgage-backed securities (“MBS”); and exclude money market, short-term debt, and U.S. municipal securities.
(e)Global investment banking fees exclude money market, short-term debt and shelf deals.

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
For the periods presented below, the predominant source of principal transactions revenue was the amount recognized upon executing new transactions.

	Three months ended September 30,			Three months ended September 30,
	2020			2019
(in millions)	Fixed Income Markets	Equity Markets	Total Markets	Fixed Income Markets	Equity Markets	Total Markets
Principal transactions	$2,411	$1,402	$3,813	$2,292	$1,263	$3,555
Lending- and deposit-related fees	62	3	65	51	1	52
Asset management, administration and commissions	100	437	537	110	472	582
All other income	138	(33)	105	108	54	162
Noninterest revenue	2,711	1,809	4,520	2,561	1,790	4,351
Net interest income	1,886	190	2,076	996	(273)	723
Total net revenue	$4,597	$1,999	$6,596	$3,557	$1,517	$5,074

	Nine months ended September 30,			Nine months ended September 30,
	2020			2019
(in millions)	Fixed Income Markets	Equity Markets	Total Markets	Fixed Income Markets	Equity Markets	Total Markets
Principal transactions	$10,205	$4,862	$15,067	$7,205	$4,428	$11,633
Lending- and deposit-related fees	157	7	164	149	5	154
Asset management, administration and commissions	304	1,542	1,846	310	1,359	1,669
All other income	315	(56)	259	500	31	531
Noninterest revenue	10,981	6,355	17,336	8,164	5,823	13,987
Net interest income	5,947	261	6,208	2,808	(837)	1,971
Total net revenue	$16,928	$6,616	$23,544	$10,972	$4,986	$15,958
CIB Markets had no loss days in the third quarter of 2020 and three loss days for the nine months ended September 30, 2020. Loss days represent the number of days for which CIB Markets, which consists of Fixed Income Markets and Equity Markets, posted losses to total net revenue. The loss days determined under this measure differ from the measure used to determine backtesting gains and losses. Daily backtesting gains and losses include positions in the Firm’s Risk Management value-at-risk (“VaR”) measure and exclude select components of total net revenue, which may more than offset backtesting gains or losses on a particular day. For more information on daily backtesting gains and losses, refer to the VaR discussion on pages 80–82.

Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except where otherwise noted)	2020	2019	Change	2020	2019	Change
Assets under custody (“AUC”) by asset class (period-end) (in billions):
Fixed Income	$15,360	$13,349	15%	$15,360	$13,349	15%
Equity	9,914	9,301	7	9,914	9,301	7
Other(a)	3,354	3,045	10	3,354	3,045	10
Total AUC	$28,628	$25,695	11	$28,628	$25,695	11
Merchant processing volume (in billions)(b)	$406.1	$380.5	7	$1,152.8	$1,108.6	4
Client deposits and other third-party liabilities (average)(c)	$634,961	$471,328	35%	$585,955	$457,973	28%
In the first quarter of 2020, the Merchant Services business was realigned from CCB to CIB as part of the Firm’s Wholesale Payments business. Prior-period amounts have been revised to conform with the current presentation.
(a)Consists of mutual funds, unit investment trusts, currencies, annuities, insurance contracts, options and other contracts.
(b)Represents total merchant processing volume across CIB, CCB and CB.
(c)Client deposits and other third-party liabilities pertain to the Wholesale Payments and Securities Services businesses.

International metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except where otherwise noted)	2020	2019(c)	Change	2020	2019(c)	Change
Total net revenue(a)
Europe/Middle East/Africa	$3,126	$2,873	9%	$10,692	$8,951	19%
Asia-Pacific	1,909	1,389	37	5,881	4,072	44
Latin America/Caribbean	423	399	6	1,517	1,184	28
Total international net revenue	5,458	4,661	17	18,090	14,207	27
North America	6,045	4,861	24	19,713	15,180	30
Total net revenue	$11,503	$9,522	21	$37,803	$29,387	29

Loans retained (period-end)(a)
Europe/Middle East/Africa	$26,945	$27,234	(1)	$26,945	$27,234	(1)
Asia-Pacific	12,734	14,402	(12)	12,734	14,402	(12)
Latin America/Caribbean	6,306	5,782	9	6,306	5,782	9
Total international loans	45,985	47,418	(3)	45,985	47,418	(3)
North America	80,856	70,872	14	80,856	70,872	14
Total loans retained	$126,841	$118,290	7	$126,841	$118,290	7

Client deposits and other third-party liabilities (average)(b)
Europe/Middle East/Africa	$212,635	$175,354	21	$206,629	$171,601	20
Asia-Pacific	128,519	91,556	40	119,417	87,868	36
Latin America/Caribbean	39,674	30,164	32	35,638	28,845	24
Total international	$380,828	$297,074	28	$361,684	$288,314	25
North America	254,133	174,254	46	224,271	169,659	32
Total client deposits and other third-party liabilities	$634,961	$471,328	35	$585,955	$457,973	28

AUC (period-end)(b) (in billions)
North America	$18,534	$16,146	15	$18,534	$16,146	15
All other regions	10,094	9,549	6	10,094	9,549	6
Total AUC	$28,628	$25,695	11%	$28,628	$25,695	11%
In the first quarter of 2020, the Merchant Services business was realigned from CCB to CIB as part of the Firm’s Wholesale Payments business. Prior-period amounts have been revised to conform with the current presentation.
(a)Total net revenue and loans retained (excluding loans held-for-sale and loans at fair value) are based on the location of the trading desk, booking location, or domicile of the client, as applicable.
(b)Client deposits and other third-party liabilities pertaining to the Wholesale Payments and Securities Services businesses, and AUC, are based on the domicile of the client.
(c)Prior-period amounts have been revised to conform with the current presentation.

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
Commercial Real Estate Banking covers investors, developers, and owners of multifamily, office, retail, industrial and affordable housing properties.

Refer to Line of Business Metrics on page 199 for a discussion of the business profile of CB.

Selected income statement data
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2020	2019	Change	2020	2019	Change
Revenue
Lending- and deposit-related fees(a)	$304	$228	33%	$862	$685	26%
All other income(a)	457	438	4	1,335	1,337	—
Noninterest revenue	761	666	14	2,197	2,022	9
Net interest income	1,524	1,608	(5)	4,658	4,950	(6)
Total net revenue(b)	2,285	2,274	—	6,855	6,972	(2)

Provision for credit losses	(147)	67	NM	3,294	186	NM

Noninterest expense
Compensation expense	492	454	8	1,394	1,341	4
Noncompensation expense	474	486	(2)	1,459	1,468	(1)
Total noninterest expense	966	940	3	2,853	2,809	2

Income/(loss) before income tax expense/(benefit)	1,466	1,267	16	708	3,977	(82)
Income tax expense/(benefit)	378	324	17	164	972	(83)
Net income/(loss)	$1,088	$943	15%	$544	$3,005	(82)%
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
(a)In the first quarter of 2020, the Firm reclassified certain fees from asset management, administration and commissions (which are included in all other income) to lending- and deposit-related fees. Prior-period amounts have been revised to conform with the current presentation.
(b)Total net revenue included tax-equivalent adjustments from income tax credits related to equity investments in designated community development entities and in entities established for rehabilitation of historic properties, as well as tax-exempt income related to municipal financing activities of $82 million and $114 million for the three months ended September 30, 2020 and 2019, respectively, and $243 million and $308 million for the nine months ended September 30, 2020 and 2019, respectively.
Quarterly results
Net income was $1.1 billion, up 15%.
Net revenue was $2.3 billion, flat compared to the prior year. Net interest income was $1.5 billion, down 5%, driven by deposit margin compression, predominantly offset by higher deposit balances and lending revenue. Noninterest revenue was $761 million, up 14%, driven by higher deposit related fees and investment banking income.
Noninterest expense was $966 million, up 3%, driven by higher compensation expense.
The provision for credit losses was a net benefit of $147 million, driven by net reductions in the allowance for credit losses across multiple sectors, compared with an expense of $67 million in the prior year.
Year-to-date results
Net income was $544 million, down 82%, driven by an increase in the provision for credit losses.
Net revenue was $6.9 billion, down 2%. Net interest income was $4.7 billion, down 6%, driven by deposit margin compression, largely offset by higher deposit balances and lending revenue. Noninterest revenue was $2.2 billion, up 9%, driven by higher deposit related fees and a gain on a strategic investment. The increase was partially offset by lower card income primarily due to lower volumes as a result of the COVID-19 pandemic and a $57 million markdown of a held-for-sale position.
Noninterest expense was $2.9 billion, up 2%, driven by higher compensation expense.

The provision for credit losses was $3.3 billion, compared with $186 million in the prior year. The increase was driven by net additions to the allowance for credit losses as a result of the impact of the COVID-19 pandemic across multiple industry sectors.
Refer to Credit and Investment Risk Management on pages 60-79 and Allowance for Credit Losses on pages 77–78 for further discussions of the credit portfolios and the allowance for credit losses.

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

Selected income statement data (continued)
	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2020	2019	Change	2020	2019	Change
Revenue by product
Lending	$1,138	$1,006	13%	$3,219	$3,030	6%
Wholesale payments	867	1,017	(15)	2,775	3,184	(13)
Investment banking(a)	260	226	15	751	708	6
Other	20	25	(20)	110	50	120
Total Commercial Banking net revenue	$2,285	$2,274	—	$6,855	$6,972	(2)

Investment banking revenue, gross(b)	$840	$700	20	$2,377	$2,110	13

Revenue by client segments
Middle Market Banking	$877	$925	(5)	$2,689	$2,860	(6)
Corporate Client Banking	807	767	5	2,347	2,362	(1)
Commercial Real Estate Banking	576	547	5	1,683	1,632	3
Other	25	35	(29)	136	118	15
Total Commercial Banking net revenue	$2,285	$2,274	—%	$6,855	$6,972	(2)%

Financial ratios
Return on equity	19%	16%		2%	17%
Overhead ratio	42	41		42	40
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
(a)Includes CB’s share of revenue from investment banking products sold to CB clients through the CIB.
(b)Refer to Business Segment Results on page 24 for discussion of revenue sharing.

Selected metrics
	As of or for the three months ended September 30,				As of or for the nine months ended September 30,
(in millions, except headcount)	2020		2019	Change	2020		2019	Change
Selected balance sheet data (period-end)
Total assets	$228,587		$222,483	3%	$228,587		$222,483	3%
Loans:
Loans retained	214,352		209,448	2	214,352		209,448	2
Loans held-for-sale and loans at fair value	349		3,187	(89)	349		3,187	(89)
Total loans	$214,701		$212,635	1	$214,701		$212,635	1
Equity	22,000		22,000	—	22,000		22,000	—

Period-end loans by client segment
Middle Market Banking	$61,812	(a)	$54,298	14	$61,812	(a)	$54,298	14
Corporate Client Banking	49,857		55,976	(11)	49,857		55,976	(11)
Commercial Real Estate Banking	102,484		101,326	1	102,484		101,326	1
Other	548		1,035	(47)	548		1,035	(47)
Total Commercial Banking loans	$214,701	(a)	$212,635	1	$214,701	(a)	$212,635	1

Selected balance sheet data (average)
Total assets	$231,691		$218,620	6	$235,079		$218,560	8
Loans:
Loans retained	217,498		207,286	5	220,167		206,183	7
Loans held-for-sale and loans at fair value	629		963	(35)	986		1,097	(10)
Total loans	$218,127		$208,249	5	$221,153		$207,280	7

Average loans by client segment
Middle Market Banking	$63,029		$54,806	15	$61,789		$56,221	10
Corporate Client Banking	51,608		51,389	—	55,967		49,407	13
Commercial Real Estate Banking	102,905		101,044	2	102,650		100,663	2
Other	585		1,010	(42)	747		989	(24)
Total Commercial Banking loans	$218,127		$208,249	5	$221,153		$207,280	7

Client deposits and other third-party liabilities	$248,289		$172,714	44	$224,774		$169,427	33
Equity	22,000		22,000	—	22,000		22,000	—

Headcount	11,704		11,501	2%	11,704		11,501	2%
(a)At September 30, 2020, total loans included $6.6 billion of loans under the PPP, of which $6.4 billion were in Middle Market Banking. Refer to Credit Portfolio on pages 60-61 for a further discussion of the PPP.

Selected metrics (continued)
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except ratios)	2020	2019	Change	2020	2019	Change
Credit data and quality statistics
Net charge-offs/(recoveries)	$60	$45	33%	$239	$71	237%
Nonperforming assets
Nonaccrual loans:
Nonaccrual loans retained(a)	$1,468	$659	123%	$1,468	$659	123%
Nonaccrual loans held-for-sale and loans at fair value	85	—	NM	85	—	NM
Total nonaccrual loans	$1,553	$659	136	$1,553	$659	136
Assets acquired in loan satisfactions	24	19	26	24	19	26
Total nonperforming assets	$1,577	$678	133	$1,577	$678	133
Allowance for credit losses:
Allowance for loan losses	$4,466	$2,759	62	$4,466	$2,759	62
Allowance for lending-related commitments	864	293	195	864	293	195
Total allowance for credit losses	$5,330	$3,052	75%	$5,330	$3,052	75%
Net charge-off/(recovery) rate(b)	0.11%	0.09%		0.15%	0.05%
Allowance for loan losses to period-end loans retained	2.08	1.32		2.08	1.32
Allowance for loan losses to nonaccrual loans retained(a)	304	419		304	419
Nonaccrual loans to period-end total loans	0.72	0.31		0.72	0.31
(a)Allowance for loan losses of $367 million and $119 million was held against nonaccrual loans retained at September 30, 2020 and 2019, respectively.
(b)Loans held-for-sale and loans at fair value were excluded when calculating the net charge-off/(recovery) rate.

ASSET & WEALTH MANAGEMENT
Refer to pages 74–76 of JPMorgan Chase’s 2019 Form 10-K and Line of Business Metrics on pages 199-200 for a discussion of the business profile of AWM.

Selected income statement data
(in millions, except ratios)	Three months ended September 30,			Nine months ended September 30,
	2020	2019	Change	2020	2019	Change
Revenue
Asset management, administration and commissions	$2,753	$2,574	7%	$8,048	$7,558	6%
All other income	134	139	(4)	268	431	(38)
Noninterest revenue	2,887	2,713	6	8,316	7,989	4
Net interest income	850	855	(1)	2,637	2,627	—
Total net revenue	3,737	3,568	5	10,953	10,616	3

Provision for credit losses	(51)	44	NM	266	48	454

Noninterest expense
Compensation expense	1,357	1,391	(2)	4,083	4,259	(4)
Noncompensation expense	1,266	1,231	3	3,705	3,606	3
Total noninterest expense	2,623	2,622	—	7,788	7,865	(1)

Income before income tax expense	1,165	902	29	2,899	2,703	7
Income tax expense	288	234	23	700	655	7
Net income	$877	$668	31	$2,199	$2,048	7

Revenue by line of business
Asset Management	$1,924	$1,816	6	$5,444	$5,362	2
Wealth Management	1,813	1,752	3	5,509	5,254	5
Total net revenue	$3,737	$3,568	5%	$10,953	$10,616	3%

Financial ratios
Return on equity	32%	24%		27%	25%
Overhead ratio	70	73		71	74
Pre-tax margin ratio:
Asset Management	30	25		27	25
Wealth Management	33	25		26	26
Asset & Wealth Management	31	25		26	25
Quarterly results
Net income was $877 million, up 31%.
Net revenue was $3.7 billion, up 5%. Net interest income of $850 million was relatively flat, as deposit margin compression was predominantly offset by growth in average deposit and loan balances. Noninterest revenue was $2.9 billion, up 6%, predominantly driven by higher asset management fees due to strong cumulative net inflows into liquidity and long-term products and increased brokerage commissions on higher client-driven volume.
Revenue from Asset Management was $1.9 billion, up 6%, predominantly driven by asset management fees due to strong cumulative net inflows into liquidity products.
Revenue from Wealth Management was $1.8 billion, up 3%, predominantly driven by higher deposit and loan balances, increased brokerage commissions on higher client-driven volume, and higher asset management fees due to cumulative net inflows across all products, largely offset by deposit margin compression.
Noninterest expense of $2.6 billion was flat.
The provision for credit losses was a benefit of $51 million, driven by a reduction in the allowance for credit losses.
Refer to Credit and Investment Risk Management on pages 60-79 and Allowance for Credit Losses on pages 77–78 for further discussions of the credit portfolios and the allowance for credit losses.
Year-to-date results
Net income was $2.2 billion, an increase of 7%.
Net revenue was $11.0 billion, an increase of 3%. Net interest income of $2.6 billion, was flat reflecting higher deposit and loan balances, offset by deposit margin compression. Noninterest revenue was $8.3 billion, up 4%, predominantly driven by higher asset management fees as a result of cumulative net inflows into liquidity and long-term products as well as increased brokerage commissions on higher client-driven volume, partially offset by net valuation losses on certain investments, compared with gains in the prior year.

Revenue from Asset Management was $5.4 billion, up 2%, driven by higher asset management fees as a result of cumulative net inflows into liquidity products, largely offset by lower investment valuation gains.
Revenue from Wealth Management was $5.5 billion, up 5%, predominantly driven by higher deposit and loan balances as well as increased brokerage commissions on higher client-driven volume and higher asset management fees, largely offset by deposit margin compression.
Noninterest expense was $7.8 billion, a decrease of 1%, driven by lower structural expense, predominantly offset by higher investments, legal expense and volume- and revenue-related expense.
The provision for credit losses was $266 million, driven by additions to the allowance for credit losses predominantly as a result of the impact of the COVID-19 pandemic.

Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except ranking data, headcount and ratios)	2020	2019	Change	2020	2019	Change
% of JPM mutual fund assets rated as 4- or 5-star(a)	54%	65%		54%	65%
% of JPM mutual fund assets ranked in 1st or 2nd quartile:(b)
1 year	50	74		50	74
3 years	68	80		68	80
5 years	68	86		68	86

Selected balance sheet data (period-end)(c)
Total assets	$194,596	$174,226	12%	$194,596	$174,226	12%
Loans	175,264	153,245	14	175,264	153,245	14
Deposits	174,327	138,439	26	174,327	138,439	26
Equity	10,500	10,500	—	10,500	10,500	—

Selected balance sheet data (average)(c)
Total assets	$188,466	$171,121	10	$184,714	$168,688	10
Loans	170,139	150,486	13	165,152	147,481	12
Deposits	170,986	138,822	23	163,424	139,127	17
Equity	10,500	10,500	—	10,500	10,500	—

Headcount(d)	22,004	24,228	(9)	22,004	24,228	(9)

Number of Wealth Management client advisors	2,968	2,872	3	2,968	2,872	3

Credit data and quality statistics(c)
Net charge-offs/(recoveries)	$2	$26	(92)	$2	$27	(93)
Nonaccrual loans	959	176	445	959	176	445
Allowance for credit losses:
Allowance for loan losses	$582	$350	66	$582	$350	66
Allowance for lending-related commitments	41	16	156	41	16	156
Total allowance for credit losses	$623	$366	70%	$623	$366	70%
Net charge-off rate	—%	0.07%		—%	0.02%
Allowance for loan losses to period-end loans	0.33	0.23		0.33	0.23
Allowance for loan losses to nonaccrual loans	61	199		61	199
Nonaccrual loans to period-end loans	0.55	0.11		0.55	0.11
(a)Represents the Nomura “star rating” for Japan domiciled funds and Morningstar for all other domiciled funds. Includes only Asset Management retail open-ended mutual funds that have a rating. Excludes money market funds, Undiscovered Managers Fund, and Brazil domiciled funds.
(b)Quartile ranking sourced from Lipper, Morningstar, Nomura and Fund Doctor based on country of domicile. Includes only Asset Management retail open-ended mutual funds that are ranked by the aforementioned sources. Excludes money market funds, Undiscovered Managers Fund, and Brazil domiciled funds.
(c)Loans, deposits and related credit data and quality statistics relate to the Wealth Management business.
(d)During the second and third quarter of 2020, certain technology and support functions, comprising approximately 850 and 800 staff, respectively, were transferred from AWM to CCB as part of the ongoing reorganization of the U.S. Wealth Management business.

Client assets
Client assets of $3.5 trillion and assets under management of $2.6 trillion were up 15% and 16%, respectively, driven by cumulative net inflows into liquidity and long term products as well as higher market levels.

Client assets
	As of September 30,
(in billions)	2020	2019	Change
Assets by asset class
Liquidity	$674	$505	33%
Fixed income	663	590	12
Equity	509	437	16
Multi-asset and alternatives	749	714	5
Total assets under management	2,595	2,246	16
Custody/brokerage/administration/deposits	917	815	13
Total client assets	$3,512	$3,061	15

Memo:
Alternatives client assets (a)	$195	$183	7

Assets by client segment
Private Banking	$698	$636	10
Institutional	1,233	1,029	20
Retail	664	581	14
Total assets under management	$2,595	$2,246	16

Private Banking	$1,577	$1,424	11
Institutional	1,266	1,051	20
Retail	669	586	14
Total client assets	$3,512	$3,061	15%
(a)Represents assets under management, as well as client balances in brokerage accounts

Client assets (continued)
	Three months ended September 30,		Nine months ended September 30,
(in billions)	2020	2019	2020	2019
Assets under management rollforward
Beginning balance	$2,511	$2,178	$2,364	$1,987
Net asset flows:
Liquidity	(33)	24	137	23
Fixed income	24	41	42	97
Equity	9	(2)	19	(9)
Multi-asset and alternatives	1	1	—	(2)
Market/performance/other impacts	83	4	33	150
Ending balance, September 30	$2,595	$2,246	$2,595	$2,246

Client assets rollforward
Beginning balance	$3,370	$2,998	$3,226	$2,733
Net asset flows	17	59	240	120
Market/performance/other impacts	125	4	46	208
Ending balance, September 30	$3,512	$3,061	$3,512	$3,061

International metrics
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2020	2019	Change	2020	2019	Change
Total net revenue (a)
Europe/Middle East/Africa	$755	$704	7%	$2,097	$2,113	(1)%
Asia-Pacific	413	382	8	1,191	1,122	6
Latin America/Caribbean	199	180	11	585	541	8
Total international net revenue	1,367	1,266	8	3,873	3,776	3
North America	2,370	2,302	3	7,080	6,840	4
Total net revenue(a)	$3,737	$3,568	5%	$10,953	$10,616	3%
(a)Regional revenue is based on the domicile of the client.

	As of September 30,			As of September 30,
(in billions)	2020	2019	Change	2020	2019	Change
Assets under management
Europe/Middle East/Africa	$481	$398	21%	$481	$398	21%
Asia-Pacific	203	184	10	203	184	10
Latin America/Caribbean	67	58	16	67	58	16
Total international assets under management	751	640	17	751	640	17
North America	1,844	1,606	15	1,844	1,606	15
Total assets under management	$2,595	$2,246	16	$2,595	$2,246	16

Client assets
Europe/Middle East/Africa	$578	$484	19	$578	$484	19
Asia-Pacific	295	258	14	295	258	14
Latin America/Caribbean	153	138	11	153	138	11
Total international client assets	1,026	880	17	1,026	880	17
North America	2,486	2,181	14	2,486	2,181	14
Total client assets	$3,512	$3,061	15%	$3,512	$3,061	15%

CORPORATE
Refer to pages 77–78 of JPMorgan Chase’s 2019 Form 10-K for a discussion of Corporate.

Selected income statement and balance sheet data
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except headcount)	2020	2019	Change	2020	2019	Change
Revenue
Principal transactions	$87	$10	NM	$(28)	$(227)	88%
Investment securities gains	466	78	497%	725	135	437%
All other income	(210)	32	NM	(90)	95	NM
Noninterest revenue	343	120	186%	607	3	NM
Net interest income	(682)	572	NM	(1,534)	1,436	NM
Total net revenue(a)	(339)	692	NM	(927)	1,439	NM

Provision for credit losses	96	—	NM	108	—	NM

Noninterest expense(b)	719	281	156%	1,012	724	40
Income/(loss) before income tax expense/(benefit)	(1,154)	411	NM	(2,047)	715	NM
Income tax expense/(benefit)	(455)	18	NM	(655)	(757)	13%
Net income/(loss)	$(699)	$393	NM	$(1,392)	$1,472	NM
Total net revenue
Treasury and CIO	$(243)	$801	NM	$(745)	$1,930	NM
Other Corporate	(96)	(109)	12	(182)	(491)	63
Total net revenue	$(339)	$692	NM	$(927)	$1,439	NM
Net income/(loss)
Treasury and CIO	$(349)	$576	NM	$(816)	$1,372	NM
Other Corporate	(350)	(183)	(91)	(576)	100	NM
Total net income/(loss)	$(699)	$393	NM	$(1,392)	$1,472	NM
Total assets (period-end)	$1,253,275	$812,333	54	$1,253,275	$812,333	54
Loans (period-end)	1,569	1,705	(8)	1,569	1,705	(8)
Headcount	38,861	38,155	2%	38,861	38,155	2%
(a)Included tax-equivalent adjustments, driven by tax-exempt income from municipal bonds, of $62 million and $74 million for the three months ended September 30, 2020 and 2019, respectively, and $186 million and $241 million for the nine months ended September 30, 2020 and 2019, respectively.
(b)Included a net legal benefit of $(6) million and $(32) million for the three months ended September 30, 2020 and 2019, respectively, and $(38) million and $(189) million for the nine months ended September 30, 2020 and 2019, respectively.
Quarterly results
Net loss was $699 million compared with net income of $393 million in the prior year.
Net revenue was a loss of $339 million, down $1.0 billion, driven by lower net interest income, largely on lower rates, including the impact of faster prepayments on mortgage-backed securities. The prior year included income related to the unwind of the internal funding provided to CCB upon the sale of certain mortgage loans.
Noninterest revenue increased, reflecting:
•higher investment securities gains due to the repositioning of the investment securities portfolio, including sales of U.S. GSE and government agency mortgage-backed securities, and
•net gains on certain legacy private equity investments,
largely offset by
•net losses related to derivatives in Other Corporate, as well as the costs of hedging certain non-U.S. dollar-denominated net investment exposures in Treasury and CIO, and
•losses related to the early termination of certain of the Firm’s long-term debt in Treasury and CIO.
Noninterest expense of $719 million was up $438 million predominantly driven by an impairment on a legacy investment.
The provision for credit losses was predominantly driven by the transfer of certain securities from AFS to HTM.
Refer to Note 10 and Note 13 for additional information on the investment securities portfolio and the allowance for credit losses.
The current period income tax benefit was driven by the change in the level and mix of income and expenses subject to U.S. federal, and state and local taxes as well as the impact of the Firm’s estimated full-year expected tax rate relative to the level of year-to-date pretax income. The prior period included tax benefits related to the resolution of certain tax audits.

Year-to-date results
Net loss was $1.4 billion compared with net income of $1.5 billion in the prior year.
Net revenue was a loss of $927 million, compared with income of $1.4 billion in the prior year driven by lower net interest income on lower rates. The prior year included income related to the unwind of the internal funding provided to CCB upon the sale of certain mortgage loans.
Noninterest revenue increased primarily due to
•higher net investment securities gains due to the repositioning of the investment securities portfolio, including sales of U.S. GSE and government agency mortgage-backed securities in the first and third quarters of 2020, and
•net gains on certain legacy private equity investments, compared with net losses in the prior year, largely offset by
•net losses related to derivatives in Other Corporate, as well as the costs of hedging certain non-U.S. dollar-denominated net investment exposures in Treasury and CIO, and
•losses related to the early termination of certain of the Firm’s long-term debt in Treasury and CIO.
Noninterest expense of $1.0 billion was up $288 million driven by an impairment on a legacy investment, and a lower net legal benefit, partially offset by lower structural expense.
The provision for credit losses was predominantly driven by the transfer of certain securities from AFS to HTM.
The current period income tax benefit was predominantly driven by the change in the level and mix of income and expenses subject to U.S. federal, and state and local taxes. The prior period included tax benefits of $957 million related to the resolution of certain tax audits.
Treasury and CIO overview
At September 30, 2020, the average credit rating of the Treasury and CIO investment securities comprising the portfolio in the table below was AA+ (based upon external ratings where available and, where not available, based primarily upon internal risk ratings). Refer to Note 10 for further information on the Firm’s investment securities portfolio and internal risk ratings.
Refer to Liquidity Risk Management on pages 55–59 for further information on liquidity and funding risk. Refer to Market Risk Management on pages 80–84 for information on interest rate, foreign exchange and other risks.

Selected income statement and balance sheet data
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions)	2020	2019	Change	2020	2019	Change
Investment securities gains	$466	$78	497%	$725	$135	437%
Available-for-sale securities (average)	$442,943	$305,894	45%	$414,228	$260,661	59%
Held-to-maturity securities (average)	103,596	35,494	192	74,102	32,518	128
Investment securities portfolio (average)	$546,539	$341,388	60	$488,330	$293,179	67
Available-for-sale securities (period-end)	$387,663	$351,599	10	$387,663	$351,599	10
Held-to-maturity securities, net of allowance for credit losses (period-end)(a)(b)	141,553	40,830	247	141,553	40,830	247
Investment securities portfolio, net of allowance for credit losses (period-end)(a)	$529,216	$392,429	35%	$529,216	$392,429	35%
(a)At September 30, 2020, the allowance for credit losses on HTM securities was $120 million.
(b)During the nine months ended September 30, 2020, the Firm transferred $100.5 billion of investment securities, consisting of $74.4 billion in the third quarter of 2020 and $26.1 billion in the first quarter of 2020, from AFS to HTM for capital management purposes.
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
The Firm believes that effective risk management requires, among other things:
•Acceptance of responsibility, including identification and escalation of risk issues, by all individuals within the Firm;
•Ownership of risk identification, assessment, data and management within each of the LOBs and Corporate; and
•Firmwide structures for risk governance.
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

Risk governance and oversight functions	Form 10-Q page reference	Form 10-K page reference
Strategic risk		84
Capital risk	49-54	85–92
Liquidity risk	55-59	93–98
Reputation risk		99
Consumer credit risk	62-66	103–107
Wholesale credit risk	67-76	108–115
Investment portfolio risk	79	118
Market risk	80-84	119–126
Country risk	85	127–128
Operational risk	86	129–135
Compliance risk		132
Conduct risk		133
Legal risk		134
Estimations and Model risk	87	135

CAPITAL RISK MANAGEMENT
Capital risk is the risk the Firm has an insufficient level or composition of capital to support the Firm’s business activities and associated risks during normal economic environments and under stressed conditions.
Refer to pages 85–92 of JPMorgan Chase’s 2019 Form
10-K, Note 22 of this Form 10-Q and the Firm’s Pillar 3 Regulatory Capital Disclosures reports, which are available on the Firm’s website, for a further discussion of the Firm’s Capital Risk Management, including capital planning and stress testing.
COVID-19 Pandemic
The Firm has been impacted by recent market events as a result of the COVID-19 pandemic, but remains well-capitalized. However, the continuation or further deterioration of the current macroeconomic environment could result in impacts to the Firm’s capital and leverage.
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
Key Regulatory Developments
Current Expected Credit Losses. As disclosed in the Firm’s 2019 Form 10-K, the Firm initially elected to phase-in the January 1, 2020 (“day 1”) CECL adoption impact to retained earnings of $2.7 billion to CET1 capital, at 25% per year in each of 2020 to 2023. As part of their response to the impact of the COVID-19 pandemic, on March 31, 2020, the federal banking agencies issued an interim final rule (issued as final on August 26, 2020) that provided the option to delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period (“CECL capital transition provisions”).
The final rule provides a uniform approach for estimating the effects of CECL compared to the legacy incurred loss model during the first two years of the transition period (the “day 2” transition amount), whereby the Firm may exclude from CET1 capital 25% of the change in the allowance for credit losses (excluding allowances on PCD loans). The cumulative day 2 transition amount as at December 31, 2021 that is not recognized in CET1 capital as well as the $2.7 billion day 1 impact, will be phased into CET1 capital at 25% per year beginning January 1, 2022. The Firm has elected to apply the CECL capital transition provisions, and accordingly, for the period ended September 30, 2020, the capital metrics of the Firm exclude $6.4 billion, which is the $2.7 billion day 1 impact to retained earnings and 25% of the $15.2 billion increase in the allowance for credit losses (excluding allowances on PCD loans).
The impacts of the CECL capital transition provisions on Tier 2 capital, adjusted average assets, and total leverage exposure have also been incorporated into the Firm’s capital metrics. Refer to Note 1 for further information on the CECL accounting guidance.
Money Market Mutual Fund Liquidity Facility ("MMLF"). On March 18, 2020, the Federal Reserve established the MMLF facility, authorized through September 30, 2020, to enhance the liquidity and functioning of money markets. On July 28, 2020, the Federal Reserve announced that it was extending the MMLF through December 31, 2020. Under the MMLF, the FRBB makes nonrecourse advances to participating financial institutions to purchase certain types of assets from eligible money market mutual fund clients. These assets, which are reflected in other assets on the Firm’s Consolidated balance sheets, are pledged to the FRBB as collateral. On March 23, 2020, the federal banking agencies issued an interim final rule (issued as final on September 29, 2020) to neutralize the effects of purchasing assets through the program on risk-based and leverage-based capital ratios. As of September 30, 2020, the Firm excluded assets purchased from money market mutual fund clients pursuant to nonrecourse advances provided under the MMLF in the amount of $932 million from its RWA and $2.2 billion from adjusted average assets and total leverage exposure.
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
On June 1, 2020, the Federal Reserve, OCC and FDIC issued an interim final rule that provides IDI subsidiaries with an option to apply this temporary exclusion subject to certain restrictions. As of September 30, 2020, JPMorgan Chase Bank, N.A. has not elected to apply this exclusion.
Paycheck Protection Program. On April 13, 2020, the federal banking agencies issued an interim final rule (issued as final on September 29, 2020) to neutralize the regulatory capital effects of participating in the PPP on risk-based capital ratios by applying a zero percent risk weight to loans originated under the program. Given that PPP loans are guaranteed by the SBA, the Firm does not expect to realize material credit losses on these loans. As of September 30, 2020, the Firm had approximately $28 billion of loans under the program.
The rule also provides that if the PPP loan is pledged as collateral for a non-recourse loan under the Federal Reserve’s Paycheck Protection Program Lending (“PPPL”) Facility, the PPP loans can be excluded from leverage-based capital ratios. As of September 30, 2020, the Firm had not participated in the PPPL Facility.
Refer to Regulatory Developments Relating to the COVID-19 Pandemic on pages 11-12 for additional information on regulatory actions and significant financing programs that the U.S. government and regulators have introduced to address the effects of the COVID-19 pandemic.
Stress Capital Buffer ("SCB"). On March 4, 2020, the Federal Reserve issued the final rule introducing the SCB framework for the Basel III Standardized approach that is designed to more closely integrate the results of the quantitative assessment in the annual CCAR with the ongoing minimum capital requirements for BHCs under the U.S. Basel III rules. The final rule replaces the static 2.5% CET1 capital conservation buffer in the Standardized approach with a dynamic institution-specific SCB. The final rule does not apply to the Advanced approach capital requirements. The SCB requirement for BHCs will be effective on October 1 of each year and is expected to remain in effect until September 30 of the following year.
TLAC Holdings rule. On October 20, 2020, the federal banking agencies issued a final rule prescribing the regulatory capital treatment for holdings of TLAC debt instruments by certain large banking organizations, such as the Firm and JPMorgan Chase Bank, N.A. This rule expands the scope of the existing capital deductions rule around the holdings of capital instruments of financial institutions to also include TLAC debt instruments issued by systemically important banking organizations. The rule is intended to limit interconnectedness within the financial system and reduce systemic risk. The final rule will become effective on April 1, 2021.
The following tables present the Firm’s risk-based and leverage-based capital metrics under both the Basel III Standardized and Advanced Approaches. Refer to Capital Risk Management on pages 85–92 of JPMorgan Chase’s 2019 Form 10-K for a further discussion of these capital metrics.

	September 30, 2020(c)(d)		December 31, 2019
(in millions, except ratios)	Standardized	Advanced	Standardized	Advanced	Minimum capital ratios(e)
Risk-based capital metrics:
CET1 capital	$197,719	$197,719	$187,753	$187,753
Tier 1 capital	227,486	227,486	214,432	214,432
Total capital	262,397	249,947	242,589	232,112
Risk-weighted assets	1,514,509	1,429,334	1,515,869	1,397,878
CET1 capital ratio	13.1%	13.8%	12.4%	13.4%	10.5%
Tier 1 capital ratio	15.0	15.9	14.1	15.3	12.0
Total capital ratio	17.3	17.5	16.0	16.6	14.0
Leverage-based capital metrics:
Adjusted average assets(a)	$3,243,290	$3,243,290	$2,730,239	$2,730,239
Tier 1 leverage ratio	7.0%	7.0%	7.9%	7.9%	4.0%
Total leverage exposure(b)	NA	$3,247,392	NA	$3,423,431
SLR(b)	NA	7.0%	NA	6.3%	5.0%
(a)Adjusted average assets, for purposes of calculating the leverage ratios, includes total quarterly average assets adjusted for on-balance sheet assets that are subject to deduction from Tier 1 capital, predominantly goodwill and other intangible assets.
(b)As of September 30, 2020, total leverage exposure for purposes of calculating the SLR excludes U.S. Treasury securities and deposits at Federal Reserve Banks, as provided by the interim final rule issued by the Federal Reserve on April 1, 2020.
(c)As of September 30, 2020, the capital metrics reflect the CECL capital transition provisions.
(d)As of September 30, 2020, the capital metrics reflect the exclusion of assets purchased from money market mutual fund clients pursuant to nonrecourse advances provided under the MMLF. Additionally, loans originated under the PPP receive a zero percent risk weight.
(e)Represents minimum requirements and regulatory buffers applicable to the Firm. Refer to Note 22 for additional information.

Capital components
The following table presents reconciliations of total stockholders’ equity to Basel III CET1 capital, Tier 1 capital and Total capital as of September 30, 2020 and December 31, 2019.

(in millions)	September 30, 2020	December 31, 2019
Total stockholders’ equity	$271,113	$261,330
Less: Preferred stock	30,063	26,993
Common stockholders’ equity	241,050	234,337
Add:
Certain deferred tax liabilities(a)	2,405	2,381
Less:
Goodwill	47,819	47,823
Other intangible assets	759	819
Other CET1 capital adjustments(b)	(2,842)	323
Standardized/Advanced CET1 capital	197,719	187,753
Preferred stock	30,063	26,993
Less: Other Tier 1 adjustments	296	314
Standardized/Advanced Tier 1 capital	$227,486	$214,432
Long-term debt and other instruments qualifying as Tier 2 capital	$16,965	$13,733
Qualifying allowance for credit losses(c)	17,855	14,314
Other	91	110
Standardized Tier 2 capital	$34,911	$28,157
Standardized Total capital	$262,397	$242,589
Adjustment in qualifying allowance for credit losses for Advanced Tier 2 capital(d)	(12,450)	(10,477)
Advanced Tier 2 capital	$22,461	$17,680
Advanced Total capital	$249,947	$232,112
(a)Represents deferred tax liabilities related to tax-deductible goodwill and to identifiable intangibles created in nontaxable transactions, which are netted against goodwill and other intangibles when calculating CET1 capital.
(b)As of September 30, 2020, the impact of the CECL capital transition provision was an increase in CET1 capital of $6.4 billion.
(c)Represents the allowance for credit losses eligible for inclusion in Tier 2 capital up to 1.25% of credit risk RWA, including the impact of the CECL capital transition provision with any excess deducted from RWA.
(d)Represents an adjustment to qualifying allowance for credit losses for the excess of eligible credit reserves over expected credit losses up to 0.6% of credit risk RWA, including the impact of the CECL capital transition provision with any excess deducted from RWA.
Capital rollforward
The following table presents the changes in Basel III CET1 capital, Tier 1 capital and Tier 2 capital for the nine months ended September 30, 2020.

Nine months ended September 30, (in millions)	2020
Standardized/Advanced CET1 capital at December 31, 2019	$187,753
Net income applicable to common equity	15,792
Dividends declared on common stock	(8,339)
Net purchase of treasury stock	(5,238)
Changes in additional paid-in capital	(233)
Changes related to AOCI	7,371
Adjustment related to AOCI(a)	(3,006)
Changes related to other CET1 capital adjustments(b)	3,619
Change in Standardized/Advanced CET1 capital	9,966
Standardized/Advanced CET1 capital at September 30, 2020	$197,719

Standardized/Advanced Tier 1 capital at December 31, 2019	$214,432
Change in CET1 capital(b)	9,966
Net issuance of noncumulative perpetual preferred stock	3,070
Other	18
Change in Standardized/Advanced Tier 1 capital	13,054
Standardized/Advanced Tier 1 capital at September 30, 2020	$227,486

Standardized Tier 2 capital at December 31, 2019	$28,157
Change in long-term debt and other instruments qualifying as Tier 2	3,232
Change in qualifying allowance for credit losses(b)	3,542
Other	(20)
Change in Standardized Tier 2 capital	6,754
Standardized Tier 2 capital at September 30, 2020	$34,911
Standardized Total capital at September 30, 2020	$262,397

Advanced Tier 2 capital at December 31, 2019	$17,680
Change in long-term debt and other instruments qualifying as Tier 2	3,232
Change in qualifying allowance for credit losses(b)	1,569
Other	(20)
Change in Advanced Tier 2 capital	4,781
Advanced Tier 2 capital at September 30, 2020	$22,461
Advanced Total capital at September 30, 2020	$249,947
(a)Includes cash flow hedges and DVA related to structured notes recorded in AOCI.
(b)Includes the impact of the CECL capital transition provisions.

RWA rollforward
The following table presents changes in the components of RWA under Basel III Standardized and Advanced approaches for the nine months ended September 30, 2020. The amounts in the rollforward categories are estimates, based on the predominant driver of the change.

	Standardized			Advanced
Nine months ended September 30, 2020 (in millions)	Credit risk RWA	Market risk RWA	Total RWA	Credit risk RWA	Market risk RWA	Operational risk RWA	Total RWA
December 31, 2019	$1,440,220	$75,649	$1,515,869	$932,948	$75,652	$389,278	$1,397,878
Model & data changes(a)	300	(16,650)	(16,350)	(6,300)	(16,650)	—	(22,950)
Portfolio runoff(b)	(3,600)	—	(3,600)	(3,100)	—	—	(3,100)
Movement in portfolio levels(c)	(16,469)	35,059	18,590	30,445	35,376	(8,315)	57,506
Changes in RWA	(19,769)	18,409	(1,360)	21,045	18,726	(8,315)	31,456
September 30, 2020	$1,420,451	$94,058	$1,514,509	$953,993	$94,378	$380,963	$1,429,334
(a)Model & data changes refer to material movements in levels of RWA as a result of revised methodologies and/or treatment per regulatory guidance (exclusive of rule changes).
(b)Portfolio runoff for credit risk RWA primarily reflects reduced risk from position rolloffs in legacy portfolios in Home Lending.
(c)Movement in portfolio levels (inclusive of rule changes) refers to: changes in book size, composition, credit quality, and market movements for credit risk RWA; changes in position and market movements for market risk RWA; updates to cumulative losses for operational risk RWA; and deductions to credit risk RWA for excess eligible credit reserves not eligible for inclusion in Tier 2 capital.
Supplementary leverage ratio
Refer to Supplementary Leverage Ratio on pages 87-88 of JPMorgan Chase’s 2019 Form 10-K for additional information.
The following table presents the components of the Firm’s SLR.

(in millions, except ratio)	September 30, 2020	December 31, 2019
Tier 1 capital	$227,486	$214,432
Total average assets	3,290,157	2,777,270
Less: Regulatory capital adjustments(a)	46,867	47,031
Total adjusted average assets(b)	3,243,290	2,730,239
Add: Off-balance sheet exposures(c)	702,203	693,192
Less: Exclusion for U.S Treasuries and Federal Reserve Bank deposits	698,101	—
Total leverage exposure	$3,247,392	$3,423,431
SLR	7.0%	6.3%
(a)For purposes of calculating the SLR, includes total quarterly average assets adjusted for on-balance sheet assets that are subject to deduction from Tier 1 capital, predominantly goodwill and other intangible assets. As of September 30, 2020, includes adjustments for the CECL capital transition provisions and the exclusion of assets purchased from money market mutual fund clients pursuant to nonrecourse advances provided under the MMLF.
(b)Adjusted average assets used for the calculation of Tier 1 leverage ratio.
(c)Off-balance sheet exposures are calculated as the average of the three month-end spot balances during the reporting quarter.
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
The following table presents the capital allocated to each business segment:

(in billions)	September 30, 2020	December 31, 2019
Consumer & Community Banking	$52.0	$52.0
Corporate & Investment Bank	80.0	80.0
Commercial Banking	22.0	22.0
Asset & Wealth Management	10.5	10.5
Corporate	76.6	69.8
Total common stockholders’ equity	$241.1	$234.3
Capital planning and stress testing
Comprehensive Capital Analysis and Review
On June 29, 2020, the Firm announced that it had completed the 2020 CCAR stress test process. On August 10, 2020, the Federal Reserve affirmed the Firm's SCB requirement of 3.3% and the Firm's minimum Standardized CET1 capital ratio of 11.3% (up from 10.5%). The SCB requirement became effective on October 1, 2020.
The Federal Reserve has determined that changes in financial markets or the macroeconomic outlook due to the COVID-19 pandemic could have a material effect on a firm’s risk profile and financial condition and therefore is requiring all large bank holding companies, including the Firm, to update and resubmit their capital plans by November 2, 2020. The Firm anticipates that the Federal Reserve will disclose firm-specific results under the additional scenarios before December 31, 2020.
Refer to Key Regulatory Developments on pages 49-50 of this Form 10-Q and capital planning and stress testing on pages 85-86 of JPMorgan Chase’s 2019 Form 10-K for additional information.

Capital actions
Preferred stock
Preferred stock dividends declared were $381 million and $1.2 billion for the three and nine months ended September 30, 2020.
The Firm has not issued or redeemed any preferred stock since the first quarter of 2020. Refer to Note 18 of this Form 10-Q and Note 21 of JPMorgan Chase’s 2019 Form 10-K for additional information on the Firm’s preferred stock, including the issuance and redemption of preferred stock during the three months ended March 31, 2020.
Common stock dividends
The Firm’s quarterly common stock dividend is currently $0.90 per share. The Firm’s dividends are subject to the Board of Directors’ approval on a quarterly basis.
Common equity
On March 15, 2020, in response to the COVID-19 pandemic, the Firm temporarily suspended repurchases of its common equity. In June 2020, the Federal Reserve directed all large bank holding companies, including the Firm, to discontinue net share repurchases, at least through the end of the third quarter of 2020. As such, there were no shares repurchased during the second and third quarters of 2020. On September 30, 2020, the Federal Reserve directed all large bank holding companies, including the Firm, to extend the discontinuation of net share repurchases through the end of the fourth quarter of 2020.
The following table sets forth the Firm’s repurchases of common equity for the three and nine months ended September 30, 2020 and 2019.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Total number of shares of common stock repurchased	—	62.0	50.0	159.0
Aggregate purchase price of common stock repurchases	$—	$6,949	$6,397	$17,250
Refer to Part II, Item 2: Unregistered Sales of Equity Securities and Use of Proceeds and Part II, Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities on page 202 of this Form 10-Q and page 30 of JPMorgan Chase’s 2019 Form 10-K, respectively, for additional information regarding repurchases of the Firm’s equity securities.

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
The following table presents the TLAC and external long-term debt minimum requirements including applicable regulatory buffers, as of September 30, 2020 and December 31, 2019.

Minimum Requirements
TLAC to RWA	23.0%
TLAC to leverage exposure	9.5
External long-term debt to RWA	9.5
External long-term debt to leverage	4.5
The following table presents the eligible external TLAC and eligible LTD amounts, as well as a representation of the amounts as a percentage of the Firm’s total RWA and total leverage exposure applying the impact of the CECL capital transition provisions as of September 30, 2020.

	September 30, 2020		December 31, 2019
(in billions, except ratio)	Eligible external TLAC	Eligible LTD	Eligible external TLAC	Eligible LTD
Total eligible TLAC & LTD	$405.4	$174.0	$386.4	$161.8
% of RWA	26.8%	11.5%	25.5%	10.7%
Surplus/(shortfall)	$57.1	$30.2	$37.7	$17.8

% of total leverage exposure	12.5%	5.4%	11.3%	4.7%
Surplus/(shortfall)	$96.9	$27.9	$61.2	$7.8
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
Refer to Capital risk management on pages 85–92 of JPMorgan Chase’s 2019 Form 10-K for a discussion on J.P. Morgan Securities’ capital requirements.
The following table presents J.P. Morgan Securities’ net capital:

September 30, 2020
(in millions)	Actual(a)	Minimum
Net Capital	$28,047	$5,150
(a)Net capital reflects the exclusion of assets purchased from money market mutual fund clients pursuant to nonrecourse advances provided under the MMLF.

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
The Bank of England requires, on a transitional basis, that U.K. banks, including U.K. regulated subsidiaries of overseas groups, maintain a minimum requirement for own funds and eligible liabilities (“MREL”). As of September 30, 2020, J.P. Morgan Securities plc was compliant with the requirements of the MREL rule. Refer to Supervision and Regulation on pages 1–6 of JPMorgan Chase’s 2019 Form 10-K for additional information on MREL.
The following table presents J.P. Morgan Securities plc’s capital metrics:

September 30, 2020
(in millions, except ratios)	Estimated	Minimum ratios
Total capital	$55,334
CET1 ratio	17.5%	4.5%
Total capital ratio	22.3%	8.0%

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
LCR and HQLA
The LCR rule requires that the Firm maintain an amount of unencumbered HQLA that is sufficient to meet its estimated total net cash outflows over a prospective 30 calendar-day period of significant stress. Under the LCR rule, the amount of HQLA held by JPMorgan Chase Bank, N.A. that is in excess of its stand-alone 100% minimum LCR requirement, and that is not transferable to non-bank affiliates, must be excluded from the Firm’s reported HQLA. The LCR is required to be a minimum of 100%. Refer to page 94 of JPMorgan Chase’s 2019 Form 10-K and the Firm’s U.S. LCR Disclosure reports for additional information on HQLA and net cash outflows.
The following table summarizes the Firm’s average LCR for the three months ended September 30, 2020, June 30, 2020 and September 30, 2019 based on the Firm’s interpretation of the finalized LCR framework.

	Three months ended
Average amount (in millions)	September 30, 2020	June 30, 2020	September 30, 2019
HQLA
Eligible cash(a)	$458,336	$426,053	$199,757
Eligible securities(b)(c)	211,841	225,135	337,704
Total HQLA(d)	$670,177	$651,188	$537,461
Net cash outflows	$587,811	$556,395	$468,452
LCR	114%	117%	115%
Net excess HQLA(d)	$82,366	$94,793	$69,009
(a)Represents cash on deposit at central banks, primarily the Federal Reserve Banks.
(b)Predominantly U.S. Treasuries, U.S. GSE and government agency MBS, and sovereign bonds net of applicable haircuts under the LCR rule.
(c)HQLA eligible securities may be reported in securities borrowed or purchased under resale agreements, trading assets, or investment securities on the Firm’s Consolidated balance sheets.
(d)Excludes average excess HQLA at JPMorgan Chase Bank, N.A. that are not transferable to non-bank affiliates.
The Firm’s average LCR decreased during the three months ended September 30, 2020, compared with the three-month period ended June 30, 2020, due to an increase in net cash outflows largely due to market activities in the CIB. Liquidity in JPMorgan Chase Bank, N.A. increased during the quarter primarily due to growth in deposits and a reduction in loans. Deposits continued to increase in the third quarter primarily driven by the COVID-19 pandemic and the related effect of certain government actions. However, these increases in excess liquidity in JPMorgan Chase Bank, N.A. are excluded from the Firm’s reported LCR under the LCR rule.
The Firm's average LCR was negatively impacted during the three months ended September 30, 2020, compared with the prior year period due to a significant increase in deposits impacting both HQLA and net cash outflows. However, the average net excess HQLA has increased during the same period, primarily due to an increase in cash from unsecured long-term debt issuances.
The Firm’s average LCR fluctuates from period to period, due to changes in its HQLA and estimated net cash outflows as a result of ongoing business activity.
Other liquidity sources
In addition to the assets reported in the Firm’s HQLA above, the Firm had unencumbered marketable securities, such as equity securities and fixed income debt securities, that the Firm believes would be available to raise liquidity. This includes securities included as part of the excess HQLA at JPMorgan Chase Bank, N.A. that are not transferable to non-bank affiliates, as described above. The fair value of these securities was approximately $660 billion and $315 billion as of September 30, 2020 and December 31, 2019, respectively, although the amount of liquidity that could be raised would be dependent on prevailing market conditions. The fair value increased compared to December 31, 2019, due to an increase in excess HQLA at JPMorgan Chase Bank, N.A. which was primarily a result of increased deposits as noted above.
The Firm also had available borrowing capacity at FHLBs and the discount window at the Federal Reserve Bank as a result of collateral pledged by the Firm to such banks of approximately $295 billion and $322 billion as of September 30, 2020 and December 31, 2019, respectively. This borrowing capacity excludes the benefit of cash and securities reported in the Firm’s HQLA or other unencumbered securities that are currently pledged at the Federal Reserve Bank discount window and other central banks. Available borrowing capacity decreased from December 31, 2019 primarily due to lower credit card receivable balances driven by the COVID-19 pandemic and a decrease in pledged mortgage collateral as a result of paydown and maturity activity. Although available, the Firm does not view this borrowing capacity at the Federal Reserve Bank discount window and the other central banks as a primary source of liquidity.
NSFR
The net stable funding ratio (“NSFR”) is a liquidity requirement for large banking organizations that is intended to measure the adequacy of “available” and “required” amounts of stable funding over a one-year horizon. On October 20, 2020, the federal banking agencies issued a final NSFR rule under which large banking organizations such as the Firm will be required to maintain an NSFR of at least 100% on an ongoing basis. The final NSFR rule will become effective on July 1, 2021, and the Firm will be required to publicly disclose its quarterly average NSFR semi-annually beginning in 2023.

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
Deposits
The table below summarizes, by LOB and Corporate, the deposit balances as of September 30, 2020, and December 31, 2019, and the average deposit balances for the three and nine months ended September 30, 2020 and 2019, respectively.

	September 30, 2020	December 31, 2019		Three months ended September 30,			Nine months ended September 30,
Deposits				Average			Average
(in millions)				2020	2019		2020	2019
Consumer & Community Banking	$900,920	$718,354	(a)	$887,138	$693,943	(a)	$817,848	$688,663	(a)
Corporate & Investment Bank	667,308	511,905	(a)	678,843	524,558	(a)	631,351	509,788	(a)
Commercial Banking	258,635	184,115		248,078	172,653		224,591	169,361
Asset & Wealth Management	174,327	147,804		170,986	138,822		163,424	139,127
Corporate	226	253		554	904		760	887
Total Firm	$2,001,416	$1,562,431		$1,985,599	$1,530,880		$1,837,974	$1,507,826
(a)In the first quarter of 2020, the Merchant Services business was realigned from CCB to CIB as part of the Firm’s Wholesale Payments business. The prior- period amounts were revised to conform with the current presentation.
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
The table below shows the loan and deposit balances, the loans-to-deposits ratios, and deposits as a percentage of total liabilities, as of September 30, 2020 and December 31, 2019.

(in billions except ratios)	September 30, 2020	December 31, 2019
Deposits	$2,001.4	$1,562.4
Deposits as a % of total liabilities	67%	64%
Loans	$989.7	$997.6
Loans-to-deposits ratio	49%	64%
The Firm believes that average deposit balances are generally more representative of deposit trends than period-end deposit balances, over time. However, during periods of market disruption those trends could be affected.
Average deposits increased for the three and nine months ended September 30, 2020, reflecting significant inflows across the LOBs primarily driven by the COVID-19 pandemic and the related effect of certain government actions. In the wholesale businesses, the inflows principally occurred in March as clients looked to remain liquid as a result of market conditions; in general, balances remained elevated through the third quarter. In CCB, the increase was driven by lower spending and higher cash balances across both consumer and small business customers, as well as growth from existing and new accounts.
Refer to the discussion of the Firm’s Business Segment Results and the Consolidated Balance Sheets Analysis on pages 24-47 and pages 18-19, respectively, for further information on deposit and liability balance trends.

The following table summarizes short-term and long-term funding, excluding deposits, as of September 30, 2020, and December 31, 2019, and average balances for the three and nine months ended September 30, 2020 and 2019, respectively. Refer to the Consolidated Balance Sheets Analysis on pages 18-19 and Note 11 for additional information.

	September 30, 2020	December 31, 2019	Three months ended September 30,		Nine months ended September 30,
Sources of funds (excluding deposits)			Average		Average
(in millions)			2020	2019	2020	2019
Commercial paper	$8,752	$14,754	$10,921	$19,607	$12,968	$24,756
Other borrowed funds	10,431	7,544	8,791	10,537	8,832	10,869
Total short-term unsecured funding	$19,183	$22,298	$19,712	$30,144	$21,800	$35,625
Securities sold under agreements to repurchase(a)	$227,834	$175,709	$244,638	$229,581	$249,087	$215,148
Securities loaned(a)	6,076	5,983	6,563	8,505	6,620	9,117
Other borrowed funds(b)	22,809	18,622	23,755	21,758	23,907	28,343
Obligations of Firm-administered multi-seller conduits(c)	$11,622	$9,223	$12,120	$12,167	$11,484	$10,987
Total short-term secured funding	$268,341	$209,537	$287,076	$272,011	$291,098	$263,595

Senior notes	$164,986	$166,185	$178,282	$172,059	$174,014	$167,495
Subordinated debt	21,999	17,591	22,234	17,797	20,448	17,196
Structured notes(d)	71,944	74,724	74,038	69,144	72,665	62,984
Total long-term unsecured funding	$258,929	$258,500	$274,554	$259,000	$267,127	$247,675

Credit card securitization(c)	$4,942	$6,461	$5,070	$7,394	$5,714	$10,802
FHLB advances	16,126	28,635	30,628	29,646	31,293	35,998
Other long-term secured funding(e)	4,120	4,363	4,189	4,558	4,432	4,708
Total long-term secured funding	$25,188	$39,459	$39,887	$41,598	$41,439	$51,508

Preferred stock(f)	$30,063	$26,993	$30,063	$28,241	$29,844	$27,457
Common stockholders’ equity(f)	$241,050	$234,337	$236,797	$235,613	$235,251	$232,917
(a)Primarily consists of short-term securities loaned or sold under agreements to repurchase.
(b)Effective March 2020, includes nonrecourse advances provided under the MMLF.
(c)Included in beneficial interests issued by consolidated variable interest entities on the Firm’s Consolidated balance sheets.
(d)Includes certain TLAC-eligible long-term unsecured debt issued by the Parent Company.
(e)Includes long-term structured notes which are secured.
(f)Refer to Capital Risk Management on pages 49-54 and Consolidated statements of changes in stockholders’ equity on page 96 of this Form 10-Q, and Note 21 and Note 22 of JPMorgan Chase’s 2019 Form 10-K for additional information on preferred stock and common stockholders’ equity.
Short-term funding
The Firm’s sources of short-term secured funding primarily consist of securities loaned or sold under agreements to repurchase. These instruments are secured predominantly by high-quality securities collateral, including government-issued debt and U.S. GSE and government agency MBS. Securities sold under agreements to repurchase increased at September 30, 2020, compared with December 31, 2019, reflecting in CIB, higher secured financing of trading assets, partially offset by a decline in client-driven market-making activities, and the Firm's nonparticipation in the Federal Reserve's open market operations, and in Treasury and CIO, higher secured financing of AFS investment securities.
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
As of September 30, 2020, the Firm participated in the MMLF government facility. The secured nonrecourse advances under the MMLF are included in other borrowed funds. Refer to Capital Risk Management on pages 49-54 for additional information on the MMLF.
The Primary Dealer Credit Facility ("PDCF") was established by the Federal Reserve on March 20, 2020. Under the PDCF, the Federal Reserve Bank of New York (“FRBNY”) provides collateralized financing on a term basis to primary dealers. These financing transactions were reported as securities sold under agreements to repurchase. The Firm participated in the PDCF in the first quarter of 2020, and ceased its participation in May 2020 as the secured financing market normalized.
The Firm’s sources of short-term unsecured funding consist of other borrowed funds and issuance of wholesale commercial paper. The decrease in commercial paper at September 30, 2020, from December 31, 2019 and for the average three and nine months ended September 30, 2020 compared to the prior year period, was due to lower net issuance primarily for short-term liquidity management. The increase in other borrowed funds at September 30, 2020 from December 31, 2019 is primarily driven by an increase in financing activities in CIB Equity Markets.

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
The significant majority of the Firm’s long-term unsecured funding is issued by the Parent Company to provide flexibility in support of both bank and non-bank subsidiary funding needs. The Parent Company advances substantially all net funding proceeds to its subsidiary, the IHC. The IHC does not issue debt to external counterparties. The following table summarizes long-term unsecured issuance and maturities or redemptions for the three and nine months ended September 30, 2020 and 2019. Refer to Liquidity Risk Management on pages 93–98 and Note 20 of JPMorgan Chase’s 2019 Form 10-K for additional information on the IHC and long-term debt.

Long-term unsecured funding
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019	2020	2019	2020	2019
(Notional in millions)	Parent Company				Subsidiaries
Issuance
Senior notes issued in the U.S. market	$1,000	$5,000	$19,750	$13,250	$—	$—	$—	$1,750
Senior notes issued in non-U.S. markets	—	1,672	1,355	3,920	—	—	—	—
Total senior notes	1,000	6,672	21,105	17,170	—	—	—	1,750
Subordinated debt	—	—	3,000	—	—	—	—	—
Structured notes(a)	1,170	780	6,478	2,596	3,778	8,511	16,892	23,643
Total long-term unsecured funding – issuance	$2,170	$7,452	$30,583	$19,766	$3,778	$8,511	$16,892	$25,393

Maturities/redemptions
Senior notes	$16,697	$2,700	$24,781	$10,607	$5	$2,751	$7,642	$4,567
Subordinated debt	100	37	100	183	—	—	—	—
Structured notes	1,879	477	4,713	1,436	7,513	4,540	22,250	12,700
Total long-term unsecured funding – maturities/redemptions	$18,676	$3,214	$29,594	$12,226	$7,518	$7,291	$29,892	$17,267
(a)Includes certain TLAC-eligible long-term unsecured debt issued by the Parent Company.
The Firm can also raise secured long-term funding through securitization of consumer credit card loans and FHLB advances. The following table summarizes the securitization issuance and FHLB advances and their respective maturities or redemptions for the three and nine months ended September 30, 2020 and 2019, respectively.

Long-term secured funding
	Three months ended September 30,				Nine months ended September 30,
	Issuance		Maturities/Redemptions		Issuance		Maturities/Redemptions
(in millions)	2020	2019	2020	2019	2020	2019	2020	2019
Credit card securitization	$—	$—	$851	$2,850	$1,000	$—	$2,525	$6,975
FHLB advances	—	—	20,002	5	15,000	—	27,507	14,810
Other long-term secured funding(a)	553	62	473	180	876	115	907	633
Total long-term secured funding	$553	$62	$21,326	$3,035	$16,876	$115	$30,939	$22,418
(a)Includes long-term structured notes which are secured.
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

The credit ratings of the Parent Company and the Firm’s principal bank and non-bank subsidiaries as of September 30, 2020 were as follows:

	JPMorgan Chase & Co.			JPMorgan Chase Bank, N.A.			J.P. Morgan Securities LLC J.P. Morgan Securities plc
September 30, 2020	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook
Moody’s Investors Service	A2	P-1	Stable	Aa2	P-1	Stable	Aa3	P-1	Stable
Standard & Poor’s	A-	A-2	Stable	A+	A-1	Stable	A+	A-1	Stable
Fitch Ratings(a)	AA-	F1+	Negative	AA	F1+	Negative	AA	F1+	Negative
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
The Firm has provided various forms of assistance to customers and clients impacted by the COVID-19 pandemic, including payment deferrals and covenant modifications. The majority of the Firm’s COVID-19 related loan modifications have not been considered troubled debt restructurings (“TDRs”) as:
•they represent short-term or other insignificant modifications, whether under the Firm’s regular loan modification assessments or the IA Statement guidance, or
•the Firm has elected to apply the option to suspend the application of accounting guidance for TDRs as provided under section 4013 of the CARES Act.
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
The effectiveness of the Firm’s actions in helping borrowers recover and in mitigating the Firm’s credit losses remains uncertain in light of the unpredictable nature and duration of the COVID-19 pandemic. Assistance provided in response to the COVID-19 pandemic could delay the recognition of delinquencies, nonaccrual status, and net charge-offs for those customers and clients who would have otherwise moved into past due or nonaccrual status. Refer to Consumer Credit Portfolio on pages 62-66 and Wholesale Credit Portfolio on pages 67-76 for information on loan modifications as of September 30, 2020.
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

Total credit portfolio
	Credit exposure		Nonperforming(f)(g)
(in millions)	Sep 30, 2020	Dec 31, 2019	Sep 30, 2020	Dec 31, 2019
Loans retained	$945,537	$945,601	$8,792	$3,983
Loans held-for-sale	5,983	7,064	200	7
Loans at fair value(a)	38,220	44,955	2,010	647
Total loans–reported	989,740	997,620	11,002	4,637
Derivative receivables	76,626	49,766	140	30
Receivables from customers and other(b)	30,847	33,706	—	—
Total credit-related assets	1,097,213	1,081,092	11,142	4,667
Assets acquired in loan satisfactions
Real estate owned	NA	NA	298	344
Other	NA	NA	22	43
Total assets acquired in loan satisfactions	NA	NA	320	387
Lending-related commitments(a)	1,150,520	1,108,399	607	474
Total credit portfolio	$2,247,733	$2,189,491	$12,069	$5,528
Credit derivatives used in credit portfolio management activities(c)(d)	$(27,274)	$(18,530)	$—	$—
Liquid securities and other collateral held against derivatives(e)	(20,384)	(16,009)	NA	NA

(in millions, except ratios)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net charge-offs	$1,180	$1,371	$4,209	$4,135
Average retained loans	950,850	932,493	962,054	944,666
Net charge-off rates	0.49%	0.58%	0.58%	0.59%
(a)In the third quarter of 2020, the Firm reclassified certain fair value option elected lending-related positions from trading assets to loans. Prior-period amounts have been revised to conform with the current presentation.
(b)Receivables from customers and other reflect brokerage-related held-for-investment customer receivables.
(c)Represents the net notional amount of protection purchased and sold through credit derivatives used to manage both performing and nonperforming wholesale credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. Refer to Credit derivatives on page 76 and Note 5 for additional information.
(d)Prior-period amount has been revised to conform with the current presentation.
(e)Includes collateral related to derivative instruments where appropriate legal opinions have not been either sought or obtained with respect to master netting agreements.
(f)At both September 30, 2020, and December 31, 2019, nonperforming assets excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $1.1 billion. Prior-period amount has been revised to conform with the current presentation, refer to footnote (a) above for additional information. At September 30, 2020, and December 31, 2019, nonperforming assets also excluded real estate owned (“REO”) insured by U.S. government agencies of $10 million and $41 million, respectively. These amounts have been excluded based upon the government guarantee. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”).
(g)At September 30, 2020, nonperforming loans included $1.5 billion of PCD loans on nonaccrual status. Prior to the adoption of CECL, nonaccrual loans excluded PCI loans as the Firm recognized interest income on each pool of PCI loans as each of the pools was performing.
Paycheck Protection Program
The PPP, established by the CARES Act and implemented by the SBA, provided the Firm with delegated authority to process and originate PPP loans until the program closed in early August 2020. When certain criteria are met, PPP loans are subject to forgiveness and the Firm will receive payment of the forgiveness amount from the SBA. PPP loans have a contractual term of two or five years and provide borrowers with an automatic payment deferral of principal and interest. Given that PPP loans are guaranteed by the SBA, the Firm does not expect to realize material credit losses on these loans. PPP processing fees are deferred and accreted into interest income over the contractual life of the loans, but may be accelerated upon forgiveness or prepayment. The impact on interest income related to PPP loans was not material for the three and nine months ended September 30, 2020.
At September 30, 2020, the Firm had approximately $28 billion of loans under the PPP, of which $20 billion and $8 billion are in Consumer and Wholesale, respectively.

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
Weakness in the macroeconomic environment driven by the impacts of the COVID-19 pandemic, resulted in an increase in the allowance for credit losses in the first half of 2020. The continuation or worsening of the effects of the COVID-19 pandemic on the macroeconomic environment and the extent to which customer assistance and government stimulus efforts are effective could result in further impacts to credit quality metrics, including delinquencies, nonaccrual loans and charge-offs.
The following table presents consumer credit-related information with respect to the scored credit portfolios held in CCB, AWM, CIB and Corporate.

Consumer credit portfolio
					Three months ended September 30,					Nine months ended September 30,
(in millions, except ratios)	Credit exposure		Nonaccrual loans(j)(k)(l)		Net charge-offs/(recoveries)		Net charge-off/(recovery) rate(m)			Net charge-offs/(recoveries)		Net charge-off/(recovery) rate(m)
	Sep 30, 2020	Dec 31, 2019	Sep 30, 2020	Dec 31, 2019	2020	2019	2020		2019	2020	2019	2020		2019
Consumer, excluding credit card
Residential real estate(a)	$229,751	$243,317	$4,909	$2,780	$10	$(40)	0.02%		(0.06)%	$(115)	$(72)	(0.06)%		(0.04)%
Auto and other(b)(c)(d)	75,355	51,682	138	146	50	121	0.27	(d)	0.93	252	327	0.53	(d)	0.84
Total loans – retained	305,106	294,999	5,047	2,926	60	81	0.08		0.11	137	255	0.06		0.11
Loans held-for-sale	1,391	3,002	—	2	NA	NA	NA		NA	NA	NA	NA		NA
Loans at fair value(e)(f)	15,601	19,816	1,358	438	NA	NA	NA		NA	NA	NA	NA		NA
Total consumer, excluding credit card loans	322,098	317,817	6,405	3,366	60	81	0.08		0.11	137	255	0.06		0.11
Lending-related commitments(g)	46,425	40,169
Total consumer exposure, excluding credit card	368,523	357,986
Credit card
Loans retained(h)	139,590	168,924	—	—	1,028	1,175	2.92		2.95	3,519	3,617	3.17		3.13
Loans held-for-sale	787	—	—	—	NA	NA	NA		NA	NA	NA	NA		NA
Total credit card loans	140,377	168,924	—	—	1,028	1,175	2.92		2.95	3,519	3,617	3.17		3.13
Lending-related commitments(g)(i)	662,860	650,720
Total credit card exposure(i)	803,237	819,644
Total consumer credit portfolio(i)	$1,171,760	$1,177,630	$6,405	$3,366	$1,088	$1,256	0.97%		1.08%	$3,656	$3,872	1.09%		1.09%
(a)Includes scored mortgage and home equity loans held in CCB and AWM, and scored mortgage loans held in Corporate.
(b)At September 30, 2020 and December 31, 2019, excluded operating lease assets of $21.2 billion and $22.8 billion, respectively. These operating lease assets are included in other assets on the Firm’s Consolidated balance sheets. Refer to Note 17 for further information.
(c)Includes scored auto and business banking loans and overdrafts.
(d)At September 30, 2020, included $20.3 billion of loans in Business Banking under the PPP. Given that PPP loans are guaranteed by the SBA, the Firm does not expect to realize material credit losses on these loans. Refer to Credit Portfolio on pages 60-61 for a further discussion of the PPP.
(e)In the third quarter of 2020, the Firm reclassified certain fair value option elected lending-related positions from trading assets to loans. Prior-period amounts have been revised to conform with the current presentation.
(f)Includes scored mortgage loans held in CCB and CIB.
(g)Credit card, home equity and certain business banking lending-related commitments represent the total available lines of credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit would be used at the same time. For credit card commitments, and if certain conditions are met, home equity commitments and certain business banking commitments, the Firm can reduce or cancel these lines of credit by providing the borrower notice or, in some cases as permitted by law, without notice. Refer to Note 23 for further information.
(h)Includes billed interest and fees.
(i)Also includes commercial card lending-related commitments primarily in CB and CIB.
(j)At both September 30, 2020 and December 31, 2019, nonaccrual loans excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $1.1 billion. Prior-period amount has been revised to conform with the current presentation, refer to footnote (e) above for additional information. These amounts have been excluded from nonaccrual loans based upon the government guarantee. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status, as permitted by regulatory guidance issued by the FFIEC.
(k)At September 30, 2020, nonaccrual loans included $1.5 billion of PCD loans. Prior to the adoption of CECL, nonaccrual loans excluded PCI loans as the Firm recognized interest income on each pool of PCI loans as each of the pools was performing.
(l)Generally excludes loans under payment deferral programs offered in response to the COVID-19 pandemic. Includes loans to customers that have exited COVID-19 payment deferral programs and are 90 or more days past due, predominantly all of which were considered collateral-dependent and charged down to the lower of amortized cost or fair value of the underlying collateral less costs to sell.
(m)Average consumer loans held-for-sale and loans at fair value were $16.0 billion and $24.8 billion for the three months ended September 30, 2020 and 2019, respectively, and were $18.2 billion and $18.8 billion for the nine months ended September 30, 2020 and 2019, respectively. Prior-period amounts have been revised to conform with the current presentation, refer to footnote (e) above for additional information. These amounts were excluded when calculating net charge-off/(recovery) rates.

Consumer assistance
In March 2020, the Firm began providing assistance to customers in response to the COVID-19 pandemic, predominantly in the form of payment deferrals.
As of September 30, 2020, the Firm had $12.3 billion of loans under payment deferral programs, which represented a decrease of approximately $16.0 billion from June 30, 2020. During the third quarter of 2020, there were approximately $2.2 billion of new enrollments in payment deferral programs largely in the residential real estate loan class. Predominantly all borrowers that exited payment deferral programs are current. The Firm continues to monitor the credit risk associated with loans subject to payment deferrals throughout the deferral period and on an ongoing basis after the borrowers are required to resume making regularly scheduled payments and considers expected losses of principal and accrued interest on these loans in its allowance for credit losses.
The following table presents information related to the $12.3 billion and $28.3 billion unpaid principal balance of retained loans under payment deferral programs as of September 30, 2020 and June 30, 2020, respectively, and those that have exited payment deferral programs as of September 30, 2020.

	September 30, 2020			June 30, 2020
(in millions, except ratios)	Loan balance	Percent of loan class balance(d)	Percent of accounts who exited payment deferral and are current	Loan balance	Percent of loan class balance(d)	Type of assistance
Residential real estate(a)	$11,458	5.0%	88%	$20,548	8.7%	Rolling three month payment deferral up to one year; final work-out is determined at the end of the deferral period with most common being deferred payments are due at the end of the loan term
Auto and other(b)	457	0.6	95	3,357	4.6
•Auto: Currently offering one month payment deferral (initially offered three month payment deferral). Maturity date is extended by number of months deferred
•Business Banking: Three month deferral with automatic deferment to either maturity (loan) or one year forward (line)

Credit card	368	0.3	91	4,384	3.1	Currently offering deferral of one month minimum payment (initially offered three month minimum payment deferral). Interest continues to accrue during the deferral period and is added to the principal balance
Total consumer(c)	$12,283	2.8%	92%	$28,289	6.3%
(a)Excludes $17.1 billion and $34.0 billion of third-party mortgage loans serviced at September 30, 2020 and June 30, 2020, respectively.
(b)Excludes risk-rated business banking and auto dealer loans held in CCB and auto operating lease assets that were still under payment deferral programs as of September 30, 2020 and June 30, 2020. Auto operating lease asset payment assistance is currently offering one month payment deferral (initially offered three month payment deferral). Deferrals do not extend the term of the lease and all deferred payments are due at the end of the lease term.
(c)Includes $3.8 billion and $5.7 billion of loans that were accounted for as TDRs prior to payment deferral as of September 30, 2020 and June 30, 2020, respectively.
(d)Represents the unpaid principal balance of retained loans which were still under payment deferral programs, divided by the total unpaid principal balance of the respective loan classes retained loans.

Of the $12.3 billion of loans still under payment deferral programs as of September 30, 2020, approximately $3.9 billion were accounted for as TDRs, either because they were accounted for as TDRs prior to payment deferral, or because they did not qualify for or the Firm did not elect the option to suspend TDR accounting guidance provided under section 4013 of the CARES Act. All or a portion of the remaining $8.4 billion of loans could become TDRs in future periods, depending on the nature and timing of further modifications or payment arrangements offered to these borrowers. If the remaining $8.4 billion of loans were considered TDRs, the Firm estimates that it would result in an increase in standardized RWA of as much as $4.1 billion.
Predominantly all borrowers were current upon enrollment in payment deferral programs and are expected to exit payment deferral programs in a current status, either because no payments are contractually due during the deferral period or because payments originally contractually due during the deferral period will be modified to be due at maturity upon exit. For those borrowers that are not modified upon exit from payment deferral programs and are unable to resume making payments in accordance with the contractual terms of their agreements, they will be placed on nonaccrual status in line with the Firm’s nonaccrual policy, except for credit cards as permitted by regulatory guidance, and charged off in accordance with the Firm’s charge-off policies. Refer to Note 12 for additional information on the Firm’s nonaccrual and charge-off policies.

Consumer, excluding credit card
Portfolio analysis
Loan balances increased from December 31, 2019 due predominantly to PPP loan originations in Business Banking, partially offset by lower residential real estate loans, reflecting paydowns and loan sales.
Residential real estate: The residential real estate portfolio, including loans held-for-sale and loans at fair value, predominantly consists of prime mortgage loans and home equity lines of credit. The portfolio decreased from December 31, 2019 driven by paydowns and loan sales in Home Lending, largely offset by originations of prime mortgage loans that have been retained on the balance sheet. Retained nonaccrual loans increased from December 31, 2019 due predominantly to the inclusion of PCD loans, which prior to the adoption of CECL were considered performing PCI loans and customers that have exited COVID-19 payment deferral programs and are 90 or more days past due. Net charge-offs for the three months ended September 30, 2020 were higher when compared with the same period in the prior year as the current quarter included losses associated with the PCD portfolio, as well as loans charged down to the lower of amortized cost or fair value of the underlying collateral less costs to sell related to certain customers that have exited COVID-19 payment deferral programs and are 90 or more days past due. Net recoveries for the nine months ended September 30, 2020 were higher when compared with the same period in the prior year as the current year benefited from a recovery on a loan sale.
The carrying value of home equity lines of credit outstanding was $25.8 billion at September 30, 2020. This amount included $9.1 billion of HELOCs that have recast from interest-only to fully amortizing payments or have been modified and $8.1 billion of interest-only balloon HELOCs, which primarily mature after 2030. The Firm manages the risk of HELOCs during their revolving period by closing or reducing the undrawn line to the extent permitted by law when borrowers are exhibiting a material deterioration in their credit risk profile.
At September 30, 2020, and December 31, 2019, the carrying value of interest-only residential mortgage loans were $24.8 billion and $22.5 billion, respectively. These loans have an interest-only payment period generally followed by an adjustable-rate or fixed-rate fully amortizing payment period to maturity and are typically originated as higher-balance loans to higher-income borrowers, predominantly in AWM. Performance of this portfolio for the three and nine months ended September 30, 2020 was in line with the performance of the broader residential mortgage portfolio for the same period.
The following table provides a summary of the Firm’s residential mortgage portfolio insured and/or guaranteed by U.S. government agencies, including loans held-for-sale and loans at fair value. The Firm monitors its exposure to certain potential unrecoverable claim payments related to government-insured loans and considers this exposure in estimating the allowance for loan losses.

(in millions)	September 30, 2020	December 31, 2019
Current	$422	$1,432
30-89 days past due	259	704
90 or more days past due	1,148	1,090
Total government guaranteed loans(a)	$1,829	$3,226
(a)In the third quarter of 2020, the Firm reclassified certain fair value option elected lending-related positions from trading assets to loans. Prior-period amounts have been revised to conform with the current presentation.
Geographic composition and current estimated loan-to-value ratio of residential real estate loans
Refer to Note 12 for information on the geographic composition and current estimated LTVs of the Firm’s residential real estate loans.
Modified residential real estate loans
The following table presents information relating to modified retained residential real estate loans for which concessions have been granted to borrowers experiencing financial difficulty, which include both TDRs and modified loans accounted for as PCI loans prior to the adoption of CECL. The following table does not include loans with short-term or other insignificant modifications that are not considered concessions and, therefore, are not TDRs. Refer to Note 12 for further information on modifications for the three and nine months ended September 30, 2020 and 2019.

(in millions)	September 30, 2020	December 31, 2019
Retained loans(a)	$15,877	$5,926
PCI loans	NA	12,372	(d)
Nonaccrual retained loans(b)(c)	$3,716	$2,332
(a)At September 30, 2020, and December 31, 2019, $6 million and $14 million, respectively, of loans modified subsequent to repurchase from Ginnie Mae in accordance with the standards of the appropriate government agency (i.e., Federal Housing Administration (“FHA”), U.S. Department of Veterans Affairs (“VA”), Rural Housing Service of the U.S. Department of Agriculture (“RHS”)) are not included in the table above. When such loans perform subsequent to modification in accordance with Ginnie Mae guidelines, they are generally sold back into Ginnie Mae loan pools. Modified loans that do not re-perform become subject to foreclosure. Refer to Note 14 for additional information about sales of loans in securitization transactions with Ginnie Mae.
(b)At September 30, 2020, and December 31, 2019, nonaccrual loans included $2.5 billion and $1.9 billion, respectively, of TDRs for which the borrowers were less than 90 days past due. Refer to Note 12 for additional information about loans modified in a TDR that are on nonaccrual status.
(c)At September 30, 2020, nonaccrual loans included $1.2 billion of PCD loans. Prior to the adoption of CECL, nonaccrual loans excluded PCI loans as the Firm recognized interest income on each pool of PCI loans as each of the pools was performing.
(d)Amount represents the unpaid principal balance of modified PCI loans at December 31, 2019, which were moved to retained loans upon the adoption of CECL.

Auto and other: The auto and other loan portfolio predominantly consists of prime-quality scored auto and business banking loans, as well as overdrafts. The portfolio increased when compared with December 31, 2019, predominantly due to PPP loan originations of $21.9 billion in Business Banking of which $20.3 billion remained outstanding at September 30, 2020 as well as from growth in the auto portfolio from loan originations, partially offset by paydowns and charge-offs or liquidation of delinquent loans. The scored auto portfolio net charge-off rates were 0.04% and 0.41% for the three months ended September 30, 2020 and 2019, respectively, and 0.28% and 0.42% for the nine months ended September 30, 2020 and 2019, respectively. Auto charge-offs for the three months ended September 30, 2020 benefited from payment assistance programs and high vehicle collateral values.
Nonperforming assets
The following table presents information as of September 30, 2020, and December 31, 2019, about consumer, excluding credit card, nonperforming assets.

Nonperforming assets(a)
(in millions)	September 30, 2020	December 31, 2019
Nonaccrual loans
Residential real estate(b)(c)(d)	$6,267	$3,220
Auto and other	138	146
Total nonaccrual loans	6,405	3,366
Assets acquired in loan satisfactions
Real estate owned(e)	175	229
Other	22	24
Total assets acquired in loan satisfactions	197	253
Total nonperforming assets	$6,602	$3,619
(a)At both September 30, 2020, and December 31, 2019, nonperforming assets excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $1.1 billion. Prior-period amount has been revised to conform with the current presentation, refer to footnote (b) below for additional information. At September 30, 2020, and December 31, 2019, nonperforming assets also excluded REO insured by U.S. government agencies of $10 million and $41 million, respectively. These amounts have been excluded based upon the government guarantee.
(b)In the third quarter of 2020, the Firm reclassified certain fair value option elected lending-related positions from trading assets to loans. Prior-period amounts have been revised to conform with the current presentation.
(c)Generally excludes loans under payment deferral programs offered in response to the COVID-19 pandemic. Includes loans to customers that have exited COVID-19 payment deferral programs and are 90 or more days past due, predominantly all of which were considered collateral-dependent and charged down to the lower of amortized cost or fair value of the underlying collateral less costs to sell.
(d)At September 30, 2020, nonaccrual loans included $1.5 billion of PCD loans. Prior to the adoption of CECL, nonaccrual loans excluded PCI loans as the Firm recognized interest income on each pool of PCI loans as each of the pools was performing.
(e)Prior-period amount has been revised to conform with the current presentation.
Nonaccrual loans
The following table presents changes in consumer, excluding credit card, nonaccrual loans for the nine months ended September 30, 2020 and 2019.

Nonaccrual loan activity(a)
Nine months ended September 30, (in millions)	2020		2019
Beginning balance	$3,366		$3,853

Additions:
PCD loans, upon adoption of CECL	708		NA
Other additions	4,109	(c)	1,635
Total additions	4,817		1,635

Reductions:
Principal payments and other(b)	508		878
Charge-offs	319		271
Returned to performing status	619		591
Foreclosures and other liquidations	332		292
Total reductions	1,778		2,032

Net changes	3,039		(397)
Ending balance	$6,405		$3,456
(a)In the third quarter of 2020, the Firm reclassified certain fair value option elected lending-related positions from trading assets to loans. Prior-period amounts have been revised to conform with the current presentation.
(b)Other reductions includes loan sales.
(c)Includes loans to customers that have exited COVID-19 payment deferral programs and are 90 or more days past due, predominantly all of which were considered collateral-dependent and charged down to the lower of amortized cost or fair value of the underlying collateral less costs to sell.
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

(in millions, except ratios)	September 30, 2020	December 31, 2019
Loan delinquency(a)
Current	$16,586	$18,571
30-149 days past due	595	970
150 or more days past due	758	822
Total PCD loans	$17,939	$20,363

% of 30+ days past due to total retained PCD loans	7.54%	8.80%
Nonaccrual loans	$1,510	NA

(in millions, except ratios)	Three months ended September 30, 2020	Nine months ended September 30, 2020
Net charge-offs	$33	$66
Net charge-off rate	0.71%	0.46%
(a)At September 30, 2020, loans under payment deferral programs offered in response to the COVID-19 pandemic which are still within their deferral period and performing according to their modified terms are generally not considered delinquent.

Credit card
Total credit card loans decreased from December 31, 2019 reflecting a decline in sales volume beginning in March as a result of the COVID-19 pandemic and the impact of seasonality. The September 30, 2020 30+ and 90+ day delinquency rates of 1.57% and 0.69%, respectively, decreased compared to the December 31, 2019 30+ and 90+ day delinquency rates of 1.87% and 0.95%, respectively. The delinquency rates were positively impacted by borrowers who received payment assistance and government stimulus. Net charge-offs decreased for the three months ended September 30, 2020 compared with the same period in the prior year reflecting lower charge-offs and higher recoveries, and benefited from the effect of payment assistance and government stimulus programs. Net charge-offs decreased for the nine months ended September 30, 2020 compared with the same period in the prior year reflecting higher recoveries.
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
Modifications of credit card loans
At September 30, 2020 the Firm had $1.4 billion of credit card loans outstanding that have been modified in TDRs, which does not include loans with short-term or other insignificant modifications that are not considered TDRs, compared to $1.5 billion at December 31, 2019. Refer to Note 12 for additional information about loan modification programs to borrowers.

WHOLESALE CREDIT PORTFOLIO
In its wholesale businesses, the Firm is exposed to credit risk primarily through its underwriting, lending, market-making, and hedging activities with and for clients and counterparties, as well as through various operating services (such as cash management and clearing activities), securities financing activities and cash placed with banks. A portion of the loans originated or acquired by the Firm’s wholesale businesses is generally retained on the balance sheet. The Firm distributes a significant percentage of the loans that it originates into the market as part of its syndicated loan business and to manage portfolio concentrations and credit risk. The wholesale portfolio is actively managed, in part by conducting ongoing, in-depth reviews of client credit quality and transaction structure inclusive of collateral where applicable, and of industry, product and client concentrations. Refer to the industry discussion on pages 69-73 for further information.
The Firm’s wholesale credit portfolio includes exposure held in CIB, CB, AWM and Corporate, as well as risk-rated business banking and auto dealer exposures held in CCB for which the wholesale methodology is applied when determining the allowance for credit losses.
The macroeconomic environment, driven by the impacts of the COVID-19 pandemic, has resulted in broad-based credit deterioration and an increase in the allowance for credit losses. In the nine months ended September 30, 2020, the investment-grade percentage of the portfolio decreased from 74% to 71%, and criticized exposure increased $22.3 billion from $15.1 billion to $37.4 billion, primarily driven by downgrade activity in the first half of the year. The increase in criticized exposure was largely driven by downgrades in Consumer & Retail and Oil & Gas. The continuation or worsening of the effects of the COVID-19 pandemic on the macroeconomic environment could result in further impacts to credit quality metrics, including investment-grade percentages, as well as to criticized and nonperforming exposures and charge-offs.
Lending-related commitments and retained loans increased by $23.7 billion and $19.2 billion, respectively, in the nine months ended September 30, 2020, driven by increases across CB, AWM and CIB, including loans under the PPP. Outstanding loan balances under committed revolving credit facilities as of September 30, 2020 have returned to near the levels that existed before the increased drawdown activity in March as a result of the COVID-19 pandemic.

Wholesale credit portfolio
	Credit exposure		Nonperforming(e)
(in millions)	Sep 30, 2020	Dec 31, 2019	Sep 30, 2020	Dec 31, 2019
Loans retained	$500,841	$481,678	$3,745	$1,057
Loans held-for-sale	3,805	4,062	200	5
Loans at fair value(a)	22,619	25,139	652	209
Loans – reported	527,265	510,879	4,597	1,271
Derivative receivables	76,626	49,766	140	30
Receivables from customers and other(b)	30,847	33,706	—	—
Total wholesale credit-related assets	634,738	594,351	4,737	1,301
Assets acquired in loan satisfactions
Real estate owned(c)	NA	NA	123	115
Other	NA	NA	—	19
Total assets acquired in loan satisfactions	NA	NA	123	134
Lending-related commitments(a)	441,235	417,510	607	474
Total wholesale credit portfolio	$1,075,973	$1,011,861	$5,467	$1,909
Credit derivatives used in credit portfolio management activities(c)(d)	$(27,274)	$(18,530)	$—	$—
Liquid securities and other collateral held against derivatives	(20,384)	(16,009)	NA	NA
(a)In the third quarter of 2020, the Firm reclassified certain fair value option elected lending-related positions from trading assets to loans. Prior-period amounts have been revised to conform with the current presentation.
(b)Receivables from customers and other reflect brokerage-related held-for-investment customer receivables to clients in CIB and AWM; these are classified in accrued interest and accounts receivable on the Consolidated balance sheets.
(c)Prior-period amounts have been revised to conform with the current presentation.
(d)Represents the net notional amount of protection purchased and sold through credit derivatives used to manage both performing and nonperforming wholesale credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. Refer to Credit derivatives on page 76 and Note 5 for additional information.
(e)Loans that were modified in response to the COVID-19 pandemic continue to be risk-rated in accordance with the Firm’s overall credit risk management framework. As of September 30, 2020, predominantly all of these loans were considered performing.

Wholesale assistance
In March 2020, the Firm began providing assistance to clients in response to the COVID-19 pandemic, predominantly in the form of payment deferrals and covenant modifications.
As of September 30, 2020, the Firm had approximately $6.3 billion of retained loans still under payment deferral, which has decreased approximately $10.5 billion from the second quarter, predominantly driven by $8.8 billion of loans to performing auto dealer clients where the deferral period ended on June 30, 2020. Predominantly all clients coming out of deferral are current, and the Firm has not experienced significant new payment deferral requests. The remaining deferrals are largely concentrated in Real Estate, predominantly within multifamily and retail, nearly all of which are scheduled to resume payments in the fourth quarter. The Firm continues to monitor the credit risk associated with loans subject to deferrals throughout the deferral period and on an ongoing basis after the borrowers are required to resume making regularly scheduled payments and considers expected losses of principal and accrued interest on these loans in its allowance for credit losses.

(in millions, except ratios)	September 30, 2020			June 30, 2020
Industry	Loan balance	Percent of total industry loan balance(a)	IG percentage of loan balance in payment deferral	Loan balance	Percent of total industry loan balance(a)	IG percentage of loan balance in payment deferral
Real Estate	$4,385	4%	61%	$5,211	4%	64%
Individuals and Individual Entities	691	1	10	809	1	9
Consumer & Retail	413	1	6	690	1	4
Healthcare	100	—	7	300	1	16
Industrials	91	—	5	335	1	10
Automotive	15	—	—	8,827	46	72
All other industries	579	—	70	603	—	55
Total wholesale	$6,274	1%	51%	$16,775	3%	61%
(a)Represents the balance of the retained loans which were still under payment deferral, divided by the respective industry total retained loans balance.
In addition, the Firm granted assistance in the form of covenant modifications. These types of assistance, both payment deferrals and covenant modifications, are generally not reported as TDRs, either because the modifications were insignificant or they qualified for the option to suspend the application of accounting guidance for TDRs as provided under section 4013 of the CARES Act. These loans continue to be risk-rated in accordance with the Firm’s overall credit risk management framework. As of September 30, 2020, predominantly all of these loans were considered performing.
Wholesale credit exposure – maturity and ratings profile
The following tables present the maturity and internal risk ratings profiles of the wholesale credit portfolio as of September 30, 2020, and December 31, 2019. The Firm considers internal ratings equivalent to BBB-/Baa3 or higher as investment grade. Refer to Note 12 for further information on internal risk ratings.

	Maturity profile(f)				Ratings profile
	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
September 30, 2020 (in millions, except ratios)
Loans retained	$154,371	$211,770	$134,700	$500,841	$364,180	$136,661	$500,841	73%
Derivative receivables				76,626			76,626
Less: Liquid securities and other collateral held against derivatives				(20,384)			(20,384)
Total derivative receivables, net of collateral	12,644	15,455	28,143	56,242	35,608	20,634	56,242	63
Lending-related commitments(a)	117,008	307,136	17,091	441,235	310,803	130,432	441,235	70
Subtotal	284,023	534,361	179,934	998,318	710,591	287,727	998,318	71
Loans held-for-sale and loans at fair value(a)(b)				26,424			26,424
Receivables from customers and other				30,847			30,847
Total exposure – net of liquid securities and other collateral held against derivatives				$1,055,589			$1,055,589
Credit derivatives used in credit portfolio management activities(c)(d)	$(12,739)	$(11,260)	$(3,275)	$(27,274)	$(21,140)	$(6,134)	$(27,274)	78%

	Maturity profile(f)				Ratings profile
	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
December 31, 2019 (in millions, except ratios)
Loans retained	$141,620	$218,323	$121,735	$481,678	$363,444	$118,234	$481,678	75%
Derivative receivables				49,766			49,766
Less: Liquid securities and other collateral held against derivatives				(16,009)			(16,009)
Total derivative receivables, net of collateral	6,561	6,960	20,236	33,757	26,966	6,791	33,757	80
Lending-related commitments(a)	86,934	317,042	13,534	417,510	296,702	120,808	417,510	71
Subtotal	235,115	542,325	155,505	932,945	687,112	245,833	932,945	74
Loans held-for-sale and loans at fair value(a)(b)				29,201			29,201
Receivables from customers and other				33,706			33,706
Total exposure – net of liquid securities and other collateral held against derivatives				$995,852			$995,852
Credit derivatives used in credit portfolio management activities(c)(d)(e)	$(5,412)	$(10,031)	$(3,087)	$(18,530)	$(16,724)	$(1,806)	$(18,530)	90%
(a)In the third quarter of 2020, the Firm reclassified certain fair value option elected lending-related positions from trading assets to loans. Prior-period amounts have been revised to conform with the current presentation.
(b)Represents loans held-for-sale, primarily related to syndicated loans and loans transferred from the retained portfolio, and loans at fair value.
(c)These derivatives do not qualify for hedge accounting under U.S. GAAP.
(d)The notional amounts are presented on a net basis by underlying reference entity and the ratings profile shown is based on the ratings of the reference entity on which protection has been purchased. Predominantly all of the credit derivatives entered into by the Firm where it has purchased protection used in credit portfolio management activities are executed with investment-grade counterparties.
(e)Prior-period amounts have been revised to conform with the current presentation.
(f)The maturity profile of retained loans, lending-related commitments and derivative receivables is based on the remaining contractual maturity. Derivative contracts that are in a receivable position at September 30, 2020, may become payable prior to maturity based on their cash flow profile or changes in market conditions.
Wholesale credit exposure – industry exposures
The Firm focuses on the management and diversification of its industry exposures, and pays particular attention to industries with actual or potential credit concerns. Exposures deemed criticized align with the U.S. banking regulators’ definition of criticized exposures, which consist of the special mention, substandard and doubtful categories.
Total criticized exposure excluding loans held-for-sale and loans at fair value, was $37.4 billion at September 30, 2020, compared with $15.1 billion at December 31, 2019, representing approximately 3.5% and 1.5% of total wholesale credit exposure, respectively. The increase in total criticized exposure was largely driven by downgrades in Consumer & Retail and Oil & Gas due to impacts from the COVID-19 pandemic. Predominantly all of the $37.4 billion was performing and approximately half was undrawn.

Below are summaries of the Firm’s exposures as of September 30, 2020, and December 31, 2019. The industry of risk category is generally based on the client or counterparty’s primary business activity.

Wholesale credit exposure – industries(a)
						Selected metrics
						30 days or more past due and accruing loans (h)	Net charge-offs/ (recoveries)	Credit derivative hedges(i)	Liquid securities and other collateral held against derivative receivables
			Noninvestment-grade
As of or for the nine months ended	Credit exposure(f)(g)	Investment- grade(g)	Noncriticized(g)	Criticized performing	Criticized nonperforming
September 30, 2020
(in millions)
Real Estate	$147,483	$115,849	$28,567	$2,500	$567	$87	$6	$(2,125)	$(3)
Individuals and Individual Entities(b)	115,469	100,855	13,618	228	768	813	—	—	(718)
Consumer & Retail	107,037	55,162	43,186	8,212	477	121	48	(296)	(4)
Industrials	68,950	38,983	27,697	1,979	291	190	73	(765)	(27)
Technology, Media & Telecommunications	64,800	35,996	23,769	4,791	244	18	43	(971)	(29)
Asset Managers	61,569	53,400	7,967	188	14	15	—	—	(5,502)
Healthcare	59,864	44,190	13,770	1,694	210	27	99	(400)	(294)
Banks & Finance Cos	53,385	37,773	14,971	586	55	54	13	(1,494)	(3,391)
Automotive	40,930	23,486	15,465	1,937	42	18	26	(603)	—
Oil & Gas	40,431	19,016	15,410	5,196	809	8	194	(376)	(1)
State & Municipal Govt(c)	37,472	36,922	542	—	8	14	—	—	(147)
Utilities	30,135	22,874	6,606	595	60	—	(7)	(402)	(20)
Transportation	17,154	7,658	6,394	2,742	360	38	40	(122)	(31)
Chemicals & Plastics	16,780	10,702	5,346	705	27	7	—	(80)	—
Central Govt	16,265	15,996	269	—	—	—	—	(8,602)	(2,574)
Metals & Mining	15,900	6,415	8,536	782	167	5	10	(144)	(12)
Insurance	13,509	10,440	3,046	20	3	4	—	(37)	(2,342)
Financial Markets Infrastructure	10,311	10,055	256	—	—	—	—	—	(11)
Securities Firms	8,092	6,426	1,644	9	13	—	12	(49)	(3,473)
All other(d)	93,166	76,747	15,334	708	377	19	(4)	(10,808)	(1,805)
Subtotal	$1,018,702	$728,945	$252,393	$32,872	$4,492	$1,438	$553	$(27,274)	$(20,384)
Loans held-for-sale and loans at fair value	26,424
Receivables from customers and other	30,847
Total(e)	$1,075,973

(continued from previous page)
						Selected metrics
						30 days or more past due and accruing loans	Net charge-offs/ (recoveries)	Credit derivative hedges(i)		Liquid securities and other collateral held against derivative receivables
			Noninvestment-grade
As of or for the year ended	Credit exposure(f)(g)	Investment- grade (g)	Noncriticized(g)	Criticized performing	Criticized nonperforming
December 31, 2019
(in millions)
Real Estate	$150,919	$121,625	$27,779	$1,457	$58	$104	$13	$(100)		$—
Individuals and Individual Entities(b)	105,027	93,181	11,617	192	37	388	33	—		(641)
Consumer & Retail	106,986	58,704	45,806	2,261	215	118	124	(235)		(11)
Industrials	62,483	39,434	21,673	1,157	219	172	48	(746)		(9)
Technology, Media & Telecommunications	60,033	35,878	21,066	2,953	136	27	27	(658)		(17)
Asset Managers	54,304	47,569	6,716	6	13	18	—	—		(4,785)
Healthcare	50,824	36,988	12,544	1,141	151	108	14	(405)		(145)
Banks & Finance Cos	50,786	34,941	15,031	808	6	—	—	(834)		(2,112)
Automotive	35,118	24,255	10,246	615	2	8	1	(194)		—
Oil & Gas	41,641	22,244	17,823	995	579	—	98	(429)		(10)
State & Municipal Govt(c)	30,095	29,586	509	—	—	33	7	—		(46)
Utilities	34,843	22,213	12,316	301	13	2	39	(414)		(50)
Transportation	14,497	8,734	5,336	353	74	30	8	(37)		(37)
Chemicals & Plastics	17,499	12,033	5,243	221	2	5	—	(10)		(13)
Central Govt	14,865	14,524	341	—	—	—	—	(9,018)		(1,963)
Metals & Mining	15,586	7,095	7,789	661	41	2	(1)	(33)		(6)
Insurance	12,348	9,458	2,867	19	4	3	—	(36)		(1,998)
Financial Markets Infrastructure	4,121	3,969	152	—	—	—	—	—		(6)
Securities Firms	7,381	6,010	1,344	27	—	—	—	(48)		(3,201)
All other(d)	79,598	73,453	5,722	412	11	4	4	(5,333)	(j)	(959)
Subtotal	$948,954	$701,894	$231,920	$13,579	$1,561	$1,022	$415	$(18,530)		$(16,009)
Loans held-for-sale and loans at fair value	29,201
Receivables from customers and other	33,706
Total(e)	$1,011,861
(a)The industry rankings presented in the table as of December 31, 2019, are based on the industry rankings of the corresponding exposures at September 30, 2020, not actual rankings of such exposures at December 31, 2019.
(b)Individuals and Individual Entities predominantly consists of Wealth Management clients within AWM and includes exposure to personal investment companies and personal and testamentary trusts.
(c)In addition to the credit risk exposure to states and municipal governments (both U.S. and non-U.S.) at September 30, 2020, and December 31, 2019, noted above, the Firm held: $7.5 billion and $6.5 billion, respectively, of trading assets; $20.9 billion and $29.8 billion, respectively, of AFS securities; and $12.8 billion and $4.8 billion, respectively, of HTM securities, issued by U.S. state and municipal governments. Refer to Note 2 and Note 10 for further information.
(d)All other includes: SPEs and Private education and civic organizations, representing approximately 91% and 9%, respectively, at September 30, 2020, and 90% and 10%, respectively, at December 31, 2019.
(e)Excludes cash placed with banks of $478.4 billion and $254.0 billion, at September 30, 2020, and December 31, 2019, respectively, which is predominantly placed with various central banks, primarily Federal Reserve Banks.
(f)Credit exposure is net of risk participations and excludes the benefit of credit derivatives used in credit portfolio management activities held against derivative receivables or loans and liquid securities and other collateral held against derivative receivables.
(g)In the third quarter of 2020, the Firm reclassified certain fair value option elected lending-related positions from trading assets to loans. Prior-period amounts have been revised to conform with the current presentation.
(h)Generally excludes loans under payment deferral programs offered in response to the COVID-19 pandemic.
(i)Represents the net notional amounts of protection purchased and sold through credit derivatives used to manage the credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. The All other category includes purchased credit protection on certain credit indices.
(j)Prior-period amount has been revised to conform with the current presentation.

Presented below is additional detail on certain of the Firm’s largest industry exposures and/or certain industries which present potential heightened credit concerns.
Real Estate
Real Estate exposure was $147.5 billion as of September 30, 2020, of which $86.9 billion is multifamily lending as shown in the table below. During the nine months ended September 30, 2020, the following changes were primarily driven by impacts from the COVID-19 pandemic:
•the investment-grade portion of the Real Estate portfolio decreased from 81% to 79%
•the drawn percentage of this portfolio increased from 78% to 82%
•criticized exposure increased by $1.6 billion from $1.5 billion to $3.1 billion

	September 30, 2020
(in millions, except ratios)	Loans and Lending-related Commitments(d)	Derivative Receivables	Credit exposure	% Investment-grade	% Drawn(e)
Multifamily(a)	$86,631	$240	$86,871	87%	92%
Office	16,363	557	16,920	78	70
Retail	10,654	213	10,867	59	70
Other Income Producing Properties(b)	10,580	391	10,971	70	68
Industrial	9,041	60	9,101	75	74
Lodging	3,207	5	3,212	23	63
Services and Non Income Producing	9,516	25	9,541	56	50
Total Real Estate Exposure(c)	145,992	1,491	147,483	79	82

	December 31, 2019
(in millions, except ratios)	Loans and Lending-related Commitments(d)	Derivative Receivables	Credit exposure	% Investment- grade	% Drawn(e)
Multifamily(a)	$86,381	$58	$86,439	91%	92%
Office	15,734	231	15,965	80	70
Retail	11,347	87	11,434	83	68
Other Income Producing Properties(b)	14,372	181	14,553	48	45
Industrial	8,842	24	8,866	74	75
Lodging	3,702	19	3,721	51	38
Services and Non Income Producing	9,922	19	9,941	57	47
Total Real Estate Exposure	150,300	619	150,919	81	78
(a)Multifamily exposure is largely in California.
(b)Other Income Producing Properties consists of clients with diversified property types or other property types outside of multifamily, office, retail, industrial and lodging with less material exposures.
(c)Real Estate exposure is approximately 80% secured; unsecured exposure is approximately 72% investment-grade.
(d)In the third quarter of 2020, the Firm reclassified certain fair value option elected lending-related positions from trading assets to loans. Prior-period amounts have been revised to conform with the current presentation.
(e)Represents drawn exposure as a percentage of credit exposure.
Consumer & Retail
Consumer & Retail exposure was $107.0 billion as of September 30, 2020, and predominantly includes Retail, Food and Beverage, and Business and Consumer Services as shown in the table below. During the nine months ended September 30, 2020, the following changes were primarily driven by impacts from the COVID-19 pandemic:
•the investment-grade portion of the Consumer & Retail portfolio decreased from 55% to 52%
•the drawn percentage of this portfolio increased from 35% to 39%
•criticized exposure increased by $6.2 billion from $2.5 billion to $8.7 billion

	September 30, 2020
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment-grade	% Drawn(d)
Retail(a)	$31,842	$1,052	$32,894	49%	36%
Food and Beverage	26,864	768	27,632	61	35
Business and Consumer Services	25,167	552	25,719	50	43
Consumer Hard Goods	12,906	151	13,057	58	38
Leisure(b)	7,456	279	7,735	22	50
Total Consumer & Retail(c)	104,235	2,802	107,037	52	39

	December 31, 2019
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment- grade	% Drawn(d)
Retail(a)	$29,290	$294	$29,584	54%	37%
Food and Beverage	27,956	625	28,581	67	36
Business and Consumer Services	24,242	249	24,491	51	37
Consumer Hard Goods	13,144	109	13,253	65	35
Leisure(b)	10,930	147	11,077	21	19
Total Consumer & Retail	105,562	1,424	106,986	55	35
(a)Retail consists of Home Improvement & Specialty Retailers, Restaurants, Supermarkets, Discount & Drug Stores, Specialty Apparel and Department Stores.
(b)Leisure consists of Gaming, Arts & Culture, Travel Services and Sports & Recreation. As of September 30, 2020 approximately 80% of the noninvestment-grade Leisure portfolio is secured.
(c)Approximately 80% of the noninvestment-grade portfolio is secured.
(d)Represents drawn exposure as a percent of credit exposure.
Oil & Gas
Oil & Gas exposure was $40.4 billion as of September 30, 2020, including $20.2 billion of Exploration & Production and Oil field Services as shown in the table below. During the nine months ended September 30, 2020, the following changes were driven by lower oil prices and impacts from the COVID-19 pandemic:
•the investment-grade portion of the Oil & Gas portfolio decreased from 53% to 47%
•the drawn percentage of this portfolio increased from 31% to 32%
•criticized exposure increased by $4.4 billion from $1.6 billion to $6.0 billion

	September 30, 2020
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment-grade	% Drawn(c)
Exploration & Production ("E&P") and Oil field Services	$19,418	$804	$20,222	32%	41%
Other Oil & Gas(a)	19,673	536	20,209	62	23
Total Oil & Gas(b)	39,091	1,340	40,431	47	32

	December 31, 2019
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment- grade	% Drawn(c)
Exploration & Production ("E&P") and Oil field Services	$22,543	$646	$23,189	38%	38%
Other Oil & Gas(a)	18,246	206	18,452	73	23
Total Oil & Gas(b)	40,789	852	41,641	53	31
(a)Other Oil & Gas includes Integrated Oil & Gas companies, Midstream/Oil Pipeline companies and refineries.
(b)Secured lending was $13.8 billion and $15.7 billion at September 30, 2020 and December 31, 2019, respectively, approximately half of which is reserve-based lending to the Exploration & Production sub-sector; unsecured exposure is largely investment-grade.
(c)Represents drawn exposure as a percent of credit exposure.

Loans
In its wholesale businesses, the Firm provides loans to a variety of clients, ranging from large corporate and institutional clients to high-net-worth individuals. Refer to Note 12 for a further discussion on loans, including information about delinquencies, loan modifications and other credit quality indicators.
The following table presents the change in the nonaccrual loan portfolio for the nine months ended September 30, 2020 and 2019. The increase was driven by downgrades across multiple industries on client credit deterioration, with the largest concentration in Real Estate, predominantly within retail and lodging.

Wholesale nonaccrual loan activity
Nine months ended September 30, (in millions)	2020	2019
Beginning balance	$1,271	$1,587
Additions(a)	5,650	2,303
Reductions:
Paydowns and other	1,381	1,192
Gross charge-offs	614	265
Returned to performing status	238	100
Sales	91	188
Total reductions	2,324	1,745
Net changes	3,326	558
Ending balance	$4,597	$2,145
(a)In the third quarter of 2020, the Firm reclassified certain fair value option elected lending-related positions from trading assets to loans. Prior-period amounts have been revised to conform with the current presentation.
The following table presents net charge-offs/recoveries, which are defined as gross charge-offs less recoveries, for the three and nine months ended September 30, 2020 and 2019. The amounts in the table below do not include gains or losses from sales of nonaccrual loans.

Wholesale net charge-offs/(recoveries)
(in millions, except ratios)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Loans – reported
Average loans retained	$504,449	$469,942	$512,137	$471,332
Gross charge-offs	150	131	641	307
Gross recoveries collected	(58)	(16)	(88)	(45)
Net charge-offs/(recoveries)	92	115	553	262
Net charge-off/(recovery) rate	0.07%	0.10%	0.14%	0.07%

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
Receivables from Customers
Receivables from customers reflect held-for-investment margin loans to brokerage clients in CIB and AWM that are collateralized by assets maintained in the clients’ brokerage accounts (e.g., cash on deposit, liquid and readily marketable debt or equity securities), as such generally no allowance for credit losses is held against these receivables. To manage its credit risk the Firm establishes margin requirements and monitors the required margin levels on an ongoing basis, and requires clients to deposit additional cash or other collateral, or to reduce positions, when appropriate. These receivables are reported within accrued interest and accounts receivable on the Firm’s Consolidated balance sheets.
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
The following table summarizes the net derivative receivables for the periods presented.

Derivative receivables
(in millions)	September 30, 2020	December 31, 2019
Total, net of cash collateral	76,626	49,766
Liquid securities and other collateral held against derivative receivables(a)	(20,384)	(16,009)
Total, net of collateral	$56,242	$33,757
(a)Includes collateral related to derivative instruments where appropriate legal opinions have not been either sought or obtained with respect to master netting agreements.
The fair value of derivative receivables reported on the Consolidated balance sheets were $76.6 billion and $49.8 billion at September 30, 2020, and December 31, 2019, respectively, with increases in CIB resulting from market movements. Derivative receivables represent the fair value of the derivative contracts after giving effect to legally enforceable master netting agreements and cash collateral held by the Firm. However, in management’s view, the appropriate measure of current credit risk should also take into consideration additional liquid securities (primarily U.S. government and agency securities and other Group of Seven nations (“G7”) government securities) and other collateral held by the Firm aggregating $20.4 billion and $16.0 billion at September 30, 2020, and December 31, 2019, respectively, that may be used as security when the fair value of the client’s exposure is in the Firm’s favor.
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

The following table summarizes the ratings profile of the Firm’s derivative receivables, including credit derivatives, net of collateral, at the dates indicated. The Firm considers internal ratings equivalent to BBB-/Baa3 or higher as investment grade. Refer to Note 12 for further information on internal risk ratings.

Ratings profile of derivative receivables
Internal rating equivalent	September 30, 2020		December 31, 2019
(in millions, except ratios)	Exposure net of collateral	% of exposure net of collateral	Exposure net of collateral	% of exposure net of collateral
AAA/Aaa to AA-/Aa3	$11,465	20%	$8,347	25%
A+/A1 to A-/A3	6,323	11	5,471	16
BBB+/Baa1 to BBB-/Baa3	17,819	32	13,148	39
BB+/Ba1 to B-/B3	18,681	33	6,225	18
CCC+/Caa1 and below	1,954	4	566	2
Total	$56,242	100%	$33,757	100%
As previously noted, the Firm uses collateral agreements to mitigate counterparty credit risk. The percentage of the Firm’s over-the-counter derivative contracts subject to collateral agreements — excluding foreign exchange spot trades, which are not typically covered by collateral agreements due to their short maturity and centrally cleared trades that are settled daily — was approximately 87% and 90% at September 30, 2020, and December 31, 2019, respectively.
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

Credit derivatives used in credit portfolio management activities
	Notional amount of protection purchased and sold(b)
(in millions)	September 30, 2020	December 31, 2019
Credit derivatives used to manage:
Loans and lending-related commitments	$7,194	$2,047
Derivative receivables(a)	20,080	16,483
Credit derivatives used in credit portfolio management activities	$27,274	$18,530
(a)Prior-period amount has been revised to conform with the current presentation.
(b)Amounts are presented net, considering the Firm’s net protection purchased or sold with respect to each underlying reference entity or index.
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
The Firm’s allowance for credit losses comprises:
•the allowance for loan losses, which covers the Firm’s retained loan portfolios (scored and risk-rated) and is presented separately on the balance sheet,
•the allowance for lending-related commitments, which is presented on the balance sheet in accounts payable and other liabilities, and
•the allowance for credit losses on investment securities, which covers the Firm’s HTM and AFS securities and is recognized within Investment Securities on the balance sheet.
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
The allowance for credit losses increased compared with December 31, 2019, primarily reflecting the deterioration and uncertainty in the macroeconomic environment as a result of the impact of the COVID-19 pandemic, consisting of:
•a net $8.3 billion addition in consumer, predominantly in the credit card and residential real estate portfolios
•a net $6.7 billion addition in wholesale, across the LOBs impacting multiple industry sectors, and
•a net $4.3 billion addition as a result of the adoption of CECL.
Discussion of changes in the allowance during 2020
The increase in the allowance for loan losses and lending related commitments was primarily driven by an increase in the provision for credit losses, reflecting the deterioration in and uncertainty around the future macroeconomic environment as a result of the impact of the COVID-19 pandemic.
–In the first quarter of 2020, management’s macroeconomic forecast included a decline in the U.S. real GDP of approximately 25% and an increase in the U.S. unemployment rate to above 10%, for the first half of 2020, followed by a solid recovery in the second half of 2020.
–In the second quarter of 2020, based on the increased uncertainty around the duration and depth of the downturn and speed of economic recovery, the Firm’s central case assumptions reflected a more protracted downturn with the slower recovery of U.S. real GDP.
–In the third quarter of 2020, the Firm’s central case assumptions reflected some near term improvement in economic trends, however there is elevated uncertainty around potential impacts to medium and longer term macroeconomic conditions.
In the first, second and third quarters of 2020, the Firm’s central case assumptions reflected forecasted U.S. unemployment rates and cumulative changes in U.S. real GDP as follows:

	2020	2021
	4Q	2Q	4Q
Central case assumptions

U.S. unemployment rate(a)
1Q 2020	6.6%	5.5%	4.6%
2Q 2020	10.9	9.0	7.7
3Q 2020	9.5	8.5	7.3

U.S. real GDP - cumulative change from December 31, 2019
1Q 2020	(5.4)	(2.3)	0.3
2Q 2020	(6.2)	(4.0)	(3.0)
3Q 2020	(5.4)	(3.7)	(2.4)
(a)Reflects quarterly average of forecasted reported U.S. unemployment rate.
As a result of elevated macroeconomic uncertainty beyond the central case, the Firm continued to place significant weighting on its adverse scenarios, which incorporate more punitive macroeconomic factors than the central case assumptions outlined above, resulting in weighted average U.S. unemployment rates, remaining above ten percent into the fourth quarter of 2021.
Subsequent changes to this forecast and related estimates will be reflected in the provision for credit losses in future periods.
Refer to Critical Accounting Estimates Used by the Firm on pages 88–90 for further information on the allowance for credit losses and related management judgments.
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

Allowance for credit losses and related information
	2020(d)				2019
Nine months ended September 30,	Consumer, excluding credit card	Credit card	Wholesale	Total	Consumer, excluding credit card	Credit card	Wholesale	Total
(in millions, except ratios)
Allowance for loan losses
Beginning balance at January 1,	$2,538	$5,683	$4,902	$13,123	$3,434	$5,184	$4,827	$13,445
Cumulative effect of a change in accounting principle	297	5,517	(1,642)	4,172	NA	NA	NA	NA
Gross charge-offs	620	4,104	641	5,365	665	4,050	307	5,022
Gross recoveries collected	(483)	(585)	(88)	(1,156)	(409)	(433)	(45)	(887)
Net charge-offs	137	3,519	553	4,209	256	3,617	262	4,135
Write-offs of PCI loans(a)	NA	NA	NA	NA	132	—	—	132
Provision for loan losses	1,803	10,119	5,802	17,724	(227)	4,017	258	4,048
Other	1		3	4	—	(1)	10	9
Ending balance at September 30,	$4,502	$17,800	$8,512	$30,814	$2,819	$5,583	$4,833	$13,235

Allowance for lending-related commitments
Beginning balance at January 1,	$12	$—	$1,179	$1,191	$12	$—	$1,043	$1,055
Cumulative effect of a change in accounting principle	133	—	(35)	98	NA	NA	NA	NA
Provision for lending-related commitments	71	—	1,464	1,535	—	—	110	110
Other	—	—	(1)	(1)	—	—	—	—
Ending balance at September 30,	$216	$—	$2,607	$2,823	$12	$—	$1,153	$1,165

Impairment methodology
Asset-specific(b)	$228	$652	$792	$1,672	$88	$488	$399	$975
Portfolio-based	4,274	17,148	7,720	29,142	1,475	5,095	4,434	11,004
PCI	NA	NA	NA	NA	1,256	—	—	1,256
Total allowance for loan losses	$4,502	$17,800	$8,512	$30,814	$2,819	$5,583	$4,833	$13,235

Impairment methodology
Asset-specific	$—	$—	$109	$109	$—	$—	$135	$135
Portfolio-based	216	—	2,498	2,714	12	—	1,018	1,030
Total allowance for lending-related commitments	$216	$—	$2,607	$2,823	$12	$—	$1,153	$1,165

Total allowance for credit losses	$4,718	$17,800	$11,119	$33,637	$2,831	$5,583	$5,986	$14,400

Memo:
Retained loans, end of period	$305,106	$139,590	$500,841	$945,537	$295,586	$159,571	$473,730	$928,887
Retained loans, average	301,535	148,382	512,137	962,054	318,967	154,367	471,332	944,666
Credit ratios
Allowance for loan losses to retained loans	1.48%	12.75%	1.70%	3.26%	0.95%	3.50%	1.02%	1.42%
Allowance for loan losses to retained nonaccrual loans(c)	89	NM	227	350	94	NM	284	282
Allowance for loan losses to retained nonaccrual loans excluding credit card	89	NM	227	148	94	NM	284	163
Net charge-off rates	0.06	3.17	0.14	0.58	0.11	3.13	0.07	0.59
(a)Prior to the adoption of CECL, write-offs of PCI loans were recorded against the allowance for loan losses when actual losses for a pool exceeded estimated losses that were recorded as purchase accounting adjustments at the time of acquisition. A write-off of a PCI loan was recognized when the underlying loan was removed from a pool.
(b)Includes modified PCD loans and loans that have been modified or are reasonably expected to be modified in a TDR. Also includes risk-rated loans that have been placed on nonaccrual status for the wholesale portfolio segment. The asset-specific credit card allowance for loan losses modified or reasonably expected to be modified in a TDR is calculated based on the loans’ original contractual interest rates and does not consider any incremental penalty rates.
(c)The Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.
(d)Excludes HTM securities, which had an allowance for credit losses of $120 million and a provision for credit losses of $110 million as of and for the nine months ended September 30, 2020.

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
Investment securities risk
Investment securities risk includes the exposure associated with a default in the payment of principal and interest. This risk is mitigated given that the investment securities portfolio held by Treasury and CIO is predominantly invested in high-quality securities. At September 30, 2020, the Treasury and CIO investment securities portfolio, net of allowance for credit losses, was $529.2 billion, and the average credit rating of the securities comprising the portfolio was AA+ (based upon external ratings where available and where not available, based primarily upon internal risk ratings). Refer to Corporate segment results on pages 46-47 and Note 10 for further information on the investment securities portfolio and internal risk ratings. Refer to Market Risk Management on pages 80–84 for further information on the market risk inherent in the portfolio. Refer to Liquidity Risk Management on pages 55–59 for further information on related liquidity risk.
Principal investment risk
Principal investments are typically private non-traded financial instruments representing ownership or other forms of junior capital and span multiple asset classes. These investments are made by dedicated investing businesses or as part of a broader business strategy. In general, new principal investments include tax-oriented investments, as well as investments made to enhance or accelerate LOB and Corporate strategic business initiatives. The Firm’s principal investments are managed by the LOBs and Corporate and are reflected within their respective financial results. The aggregate carrying values of the principal investment portfolios have not been significantly affected by recent market events as a result of the COVID-19 pandemic. However, the duration and severity of adverse macroeconomic conditions could subject certain principal investments to impairments, write-downs, or other negative impacts.
As of September 30, 2020 and December 31, 2019, the aggregate carrying values of the principal investment portfolios were $23.9 billion and $24.2 billion, respectively, which included tax-oriented investments (e.g., affordable housing and alternative energy investments) of $18.4 billion and $18.2 billion respectively, and private equity, various debt and equity instruments, and real assets of $5.5 billion and $6.0 billion, respectively.
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
Models used to measure market risk are inherently imprecise and may be limited in their ability to measure certain risks or to predict losses. This imprecision may be heightened when sudden or severe shifts in market conditions occur, such as those observed at the onset of the COVID-19 pandemic. For additional discussion on model uncertainty refer to Estimations and Model Risk Management on page 87.
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

Total VaR
	Three months ended
	September 30, 2020						June 30, 2020						September 30, 2019
(in millions)	Avg.		Min		Max		Avg.		Min		Max		Avg.		Min		Max
CIB trading VaR by risk type
Fixed income	$93		$79		$124		$129		$109		$155		$37		$31		$46
Foreign exchange	13		7		18		9		7		13		6		4		8
Equities	26		22		31		27		22		35		22		19		27
Commodities and other	33		24		47		32		21		44		8		7		9
Diversification benefit to CIB trading VaR	(76)	(a)	NM	(b)	NM	(b)	(69)	(a)	NM	(b)	NM	(b)	(34)	(a)	NM	(b)	NM	(b)
CIB trading VaR	89		73		115		128		104		158		39		33		47
Credit portfolio VaR	15		12		17		22		18		28		5		4		7
Diversification benefit to CIB VaR	(14)	(a)	NM	(b)	NM	(b)	(23)	(a)	NM	(b)	NM	(b)	(6)	(a)	NM	(b)	NM	(b)
CIB VaR	90		74		116		127		101		157		38		33		46

CCB VaR	3		1		7		5		2		12		6		2		11
Corporate and other LOB VaR	16		15		19		15		11		18		10		9		11
Diversification benefit to other VaR	(3)	(a)	NM	(b)	NM	(b)	(4)	(a)	NM	(b)	NM	(b)	(5)	(a)	NM	(b)	NM	(b)
Other VaR	16		14		19		16		13		18		11		9		15
Diversification benefit to CIB and other VaR	(16)	(a)	NM	(b)	NM	(b)	(13)	(a)	NM	(b)	NM	(b)	(10)	(a)	NM	(b)	NM	(b)
Total VaR	$90		$74		$117		$130		$106		$163		$39		$35		$46
(a)Diversification benefit represents the difference between the portfolio VaR and the sum of its individual components. This reflects the non-additive nature of VaR due to imperfect correlation across LOBs, Corporate, and risk types.
(b)The maximum and minimum VaR for each portfolio may have occurred on different trading days than the components and consequently diversification benefit is not meaningful.
Quarter over quarter results
Average total VaR decreased by $40 million for the three months ended September 30, 2020 when compared with the prior quarter. This decrease was driven by the fixed income risk type, reflecting an overall risk reduction, as well as the scope refinement described below.
Effective July 1, 2020, the Firm refined the scope of VaR to exclude certain asset-backed fair value option elected loans, and included them in other sensitivity-based measures to more effectively measure the risk from these loans. In the absence of this refinement, the average Total VaR and each of the components would have been different by the amounts reported in the following table:

(in millions)	Amount by which reported VaR would have been different for the three months ended September 30, 2020
CIB fixed income VaR	$15
CIB trading VaR	11
CIB VaR	12
Total VaR	12
Year over year results
Average total VaR increased by $51 million for the three months ended September 30, 2020 when compared with the same period in the prior year. This increase was driven by the substantial increase in volatility in the one-year historical look-back period as a result of the COVID-19 pandemic. The most significant impacts were reflected in the fixed income and commodities risk types.
Effective January 1, 2020, the Firm refined the scope of VaR to exclude positions related to the risk management of interest rate exposure from changes in the Firm’s own credit spread on fair value option elected liabilities, and included these positions in other sensitivity-based measures. Additionally, effective July 1, 2020, the Firm refined the scope of VaR to exclude certain asset-backed fair value option elected loans, and included them in other sensitivity-based measures. In the absence of these refinements, the average Total VaR and each of the components would have been different by the amounts reported in the following table:

(in millions)	Amount by which reported VaR would have been different for the three months ended September 30, 2020
CIB fixed income VaR	$15
CIB trading VaR	11
CIB VaR	11
Total VaR	11

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
The following chart compares Firmwide daily backtesting gains and losses with the Firm’s Risk Management VaR for the 12 months ended September 30, 2020. The results in the chart below differ from the results of backtesting disclosed in the Market Risk section of the Firm’s Basel III Pillar 3 Regulatory Capital Disclosures reports, which are based on Regulatory VaR applied to the Firm’s covered positions.
For the 12 months ended September 30, 2020, the Firm posted backtesting gains on 151 of the 260 days, and observed 13 VaR backtesting exceptions, which were predominantly driven by volatility at the onset of the COVID-19 pandemic that was materially higher than the levels realized in the historical data used for the VaR calculation. For the three months ended September 30, 2020, the Firm posted backtesting gains on 44 of the 66 days, and did not observe any VaR backtesting exceptions as the higher volatility is fully embedded in the look-back period used for the VaR calculation. Firmwide backtesting loss days can differ from the loss days for which Fixed Income Markets and Equity Markets posted losses, as disclosed in the CIB Markets revenue results, as the population of positions which compose each metric are different and due to the exclusion of select components of total net revenue in backtesting gains and losses as described above. For more information on CIB Markets revenue results, refer to page 36 .
Daily Risk Management VaR Backtesting Results
12 months ended September 30, 2020

Backtesting Gains and Losses

Risk Management VaR (1-day, 95% Confidence level)

350
300
250
200
150
100
50
0
-50
-100
-150
-200
-250
-300
-350
-400
-450
-500
-550
$ millions

Fourth Quarter 2019	First Quarter 2020	Second Quarter 2020	Third Quarter 2020

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
Earnings-at-risk scenarios estimate the potential change to a net interest income baseline, over the following 12 months utilizing multiple assumptions. These scenarios include a parallel shift involving changes to both short-term and long-term rates by an equal amount; a steeper yield curve involving holding short-term rates constant and increasing long-term rates; and a flatter yield curve involving increasing short-term rates and holding long-term rates constant. These scenarios consider many different factors, including:
•The impact on exposures as a result of instantaneous changes in interest rates from baseline rates.
•Forecasted balance sheet, as well as modeled prepayment and reinvestment behavior, but do not include assumptions about actions that could be taken by the Firm in response to any such instantaneous rate changes. Mortgage prepayment assumptions are based on the interest rates used in the scenarios compared with underlying contractual rates, the time since origination, and other factors which are updated periodically based on historical experience.
•The pricing sensitivity of deposits, using normalized deposit betas which represent the amount by which deposit rates paid could change upon a given change in market interest rates over the cycle. The deposit rates paid in these scenarios may differ from actual deposit rates paid, particularly for retail deposits, due to repricing lags and other factors.
The Firm’s earnings-at-risk scenarios are periodically evaluated and enhanced in response to changes in the composition of the Firm’s balance sheet, changes in market conditions, improvements in the Firm’s simulation and other factors. While a relevant measure of the Firm’s interest rate exposure, the earnings at risk analysis does not represent a forecast of the Firm’s net interest income (Refer to Outlook on page 8 for additional information).
The Firm’s U.S. dollar sensitivities are presented in the table below.

(in billions)	September 30, 2020	December 31, 2019
Parallel shift:
+100 bps shift in rates	$4.4	$0.3
Steeper yield curve:
+100 bps shift in long-term rates	1.8	1.2
Flatter yield curve:
+100 bps shift in short-term rates	2.6	(0.9)
The change in the Firm’s U.S. dollar sensitivities as of September 30, 2020 compared to December 31, 2019 reflected updates to the Firm’s baseline for lower short-term and long-term rates as well as the impact of changes in the Firm’s balance sheet.
The Firm’s sensitivity to rates is primarily a result of assets repricing at a faster pace than deposits.
Based upon current and implied market rates as of September 30, 2020, scenarios reflecting lower rates could result in negative interest rates. The U.S. has never experienced an interest rate environment where the Federal Reserve has a negative interest rate policy. While the impact of negative interest rates on the Firm's earnings-at-risk would vary by scenario, a parallel shift downward of up to 100bps would negatively impact net interest income. In a negative interest rate environment, the modeling assumptions used for certain assets and liabilities require additional management judgment and therefore, the actual outcomes may differ from these assumptions.
The Firm’s non-U.S. dollar sensitivities are presented in the table below.

(in billions)	September 30, 2020	December 31, 2019
Parallel shift:
+100 bps shift in rates	$0.8	$0.5
Flatter yield curve:
+100 bps shift in short-term rates	0.7	0.5
The results of the non-U.S. dollar interest rate scenario involving a steeper yield curve with long-term rates rising by 100 basis points and short-term rates staying at current levels were not material to the Firm’s earnings-at-risk at September 30, 2020 and December 31, 2019.

Other sensitivity-based measures
The Firm quantifies the market risk of certain debt and equity and funding activities by assessing the potential impact on net revenue, other comprehensive income (“OCI”) and noninterest expense due to changes in relevant market variables. Refer to the table Predominant business activities that give rise to market risk on page 120 of JPMorgan Chase’s 2019 Form 10-K for additional information on the positions captured in other sensitivity-based measures.
The table below represents the potential impact to net revenue, OCI or noninterest expense for market risk-sensitive instruments that are not included in VaR or earnings-at-risk. Where appropriate, instruments used for hedging purposes are reported net of the positions being hedged. The sensitivities disclosed in the table below may not be representative of the actual gain or loss that would have been realized at September 30, 2020 and December 31, 2019, as the movement in market parameters across maturities may vary and are not intended to imply management’s expectation of future changes in these sensitivities.

Gain/(loss) (in millions)			September 30, 2020	December 31, 2019
Activity	Description	Sensitivity measure

Debt and equity(a)
Asset Management activities	Consists of seed capital and related hedges; fund co-investments(b); and certain deferred compensation and related hedges(c)	10% decline in market value	$(46)	$(68)
Other debt and equity	Consists of certain asset-backed fair value option elected loans, privately held equity and other investments held at fair value(b)	10% decline in market value	(894)	(867)	(e)

Funding activities
Non-USD LTD cross-currency basis	Represents the basis risk on derivatives used to hedge the foreign exchange risk on the non-USD LTD(d)	1 basis point parallel tightening of cross currency basis	(16)	(17)
Non-USD LTD hedges foreign currency (“FX”) exposure	Primarily represents the foreign exchange revaluation on the fair value of the derivative hedges(d)	10% depreciation of currency	11	15
Derivatives – funding spread risk	Impact of changes in the spread related to derivatives FVA(b)	1 basis point parallel increase in spread	(6)	(5)
Fair value option elected liabilities – funding spread risk	Impact of changes in the spread related to fair value option elected liabilities DVA(d)	1 basis point parallel increase in spread	33	29
Fair value option elected liabilities – interest rate sensitivity	Interest rate sensitivity on fair value option liabilities resulting from a change in the Firm’s own credit spread(d)	1 basis point parallel increase in spread	1	(2)
	Interest rate sensitivity related to risk management of changes in the Firm’s own credit spread on fair value option liabilities(b)	1 basis point parallel increase in spread	(1)	2
(a)Excludes equity securities without readily determinable fair values that are measured under the measurement alternative. Refer to Note 2 for additional information.
(b)Impact recognized through net revenue.
(c)In the second quarter of 2020, the Firm refined the approach for risk management of certain deferred compensation, which is recognized through noninterest expense. As a result, certain deferred compensation and related hedges are now included in other sensitivity-based measures.
(d)Impact recognized through OCI.
(e)Prior-period amount has been revised to conform with the current presentation. In the absence of the scope refinement, Other debt and equity would have been $(213) million and $(192) million for the periods ending September 30, 2020 and December 31, 2019, respectively. Refer to Total VaR on page 81 for additional information.

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
Risk Reporting
The following table presents the Firm’s top 20 exposures by country (excluding the U.S.) as of September 30, 2020 and their comparative exposures as of December 31, 2019. The selection of countries represents the Firm’s largest total exposures by country, based on the Firm’s internal country risk management approach, and does not represent the Firm’s view of any actual or potentially adverse credit conditions. Country exposures may fluctuate from period to period due to client activity and market flows.
The overall increase in top 20 exposures was predominantly driven by client activity and demand for liquidity, relative to the period ending December 31, 2019. This resulted in an increase in cash placements primarily with the central banks of Germany, the United Kingdom and Australia.

Top 20 country exposures (excluding the U.S.)(a)
(in billions)	September 30, 2020				December 31, 2019(e)
	Lending and deposits(b)	Trading and investing(c)	Other(d)	Total exposure	Total exposure
Germany	$83.7	$3.5	$0.5	$87.7	$51.6
United Kingdom	45.2	10.1	1.7	57.0	42.4
Japan	35.7	8.8	0.3	44.8	43.8
France	13.4	6.5	1.1	21.0	18.1
China	9.7	9.0	1.4	20.1	19.2
Australia	10.0	6.0	0.4	16.4	11.7
Switzerland	11.8	0.5	3.8	16.1	18.3
Canada	11.8	0.9	0.1	12.8	13.2
Luxembourg	10.8	0.9	—	11.7	12.9
Netherlands	5.4	0.2	5.7	11.3	9.0
Brazil	4.3	6.4	—	10.7	7.2
India	4.5	5.1	1.1	10.7	11.3
Italy	5.0	5.1	0.3	10.4	6.8
Singapore	4.9	2.2	1.1	8.2	6.8
South Korea	3.8	3.4	0.4	7.6	6.4
Spain	3.2	3.0	0.1	6.3	5.8
Saudi Arabia	4.9	0.7	—	5.6	5.2
Hong Kong SAR	3.0	1.7	0.6	5.3	5.1
Mexico	4.3	0.5	—	4.8	4.7
Belgium	2.6	1.8	0.1	4.5	3.2
(a)Country exposures presented in the table reflect 89% and 88% of total firmwide non-U.S. exposure, where exposure is attributed to a specific country, at September 30, 2020, and December 31, 2019, respectively.
(b)Lending and deposits includes loans and accrued interest receivable, lending related commitments (net of eligible collateral and the allowance for credit losses), deposits with banks (including central banks), acceptances, other monetary assets, and issued letters of credit net of participations. Excludes intra-day and operating exposures, such as those from settlement and clearing activities.
(c)Includes market-making inventory, Investment securities, and counterparty exposure on derivative and securities financings net of eligible collateral and hedging. Includes exposure from single reference entity (“single-name”), index and other multiple reference entity transactions for which one or more of the underlying reference entities is in a country listed in the above table.
(d)Predominantly includes physical commodity inventory.
(e)The country rankings presented in the table as of December 31, 2019, are based on the country rankings of the corresponding exposures at September 30, 2020, not actual rankings of such exposures at December 31, 2019.

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
Refer to Critical Accounting Estimates Used by the Firm on pages 88–90 and Note 2 of this Form 10-Q, and Estimations and Model Risk Management section on page 135 of JPMorgan Chase’s 2019 Form 10-K for a summary of model-based valuations and other valuation techniques.

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
Allowance for credit losses
The Firm’s allowance for credit losses represents management’s estimate of expected credit losses over the remaining expected life of the Firm’s financial assets measured at amortized cost and certain off-balance sheet lending-related commitments. The allowance for credit losses comprises:
•The allowance for loan losses, which covers the Firm’s retained loan portfolios (scored and risk-rated),
•The allowance for lending-related commitments, and
•The allowance for credit losses on investment securities, which covers the Firm’s HTM and AFS securities.
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
•Key MEVs for the consumer portfolio include U.S. unemployment, house price index (“HPI”) and U.S. real gross domestic product (“GDP”).
•Key MEVs for the wholesale portfolio include U.S. real GDP, U.S. unemployment, U.S. equity prices, corporate credit spreads, oil prices, commercial real estate prices and HPI.
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
For example, compared to the Firm’s central scenario described on page 77 and in Note 13, the Firm’s relative adverse scenario assumes a significantly elevated U.S. unemployment rate through the first half of 2021, averaging 3.0% higher over the eight-quarter forecast, with a peak difference of approximately 4.3% in the first quarter of 2021; lower U.S. real GDP with a slower recovery, remaining nearly 3% lower at the end of the eight-quarter forecast, with a peak difference of nearly 6.8% in the fourth quarter of 2020; and an 11.5% further deterioration in the national HPI with a trough in the first quarter of 2022.
This analysis is not intended to estimate expected future changes in the allowance for credit losses, for a number of reasons, including:
•the Firm has placed significant weight on its adverse scenarios in estimating its allowance for credit losses as of September 30, 2020, and accordingly, the existing allowance already reflects credit losses beyond those estimated under the central scenario
•the impacts of changes in many MEVs are both interrelated and nonlinear, so the results of this analysis cannot be simply extrapolated for more severe changes in macroeconomic variables
•the COVID-19 pandemic has stressed many MEVs at a speed and to degrees not seen in recent history, adding significantly higher degrees of uncertainty around modeled credit loss estimations which use scenarios outside of historical experience
•significant changes in the expected severity and duration of the economic downturn caused by the COVID-19 pandemic, the effects of government support and customer assistance, and the speed of the subsequent recovery could significantly affect the Firm’s estimate of expected credit losses irrespective of the estimated sensitivities described below.
To demonstrate the sensitivity of credit loss estimates to macroeconomic forecasts as of September 30, 2020, the Firm compared the modeled estimates under its relative adverse scenario to its central scenario. Without considering the additional weight the Firm has placed on its adverse scenarios or any other offsetting or correlated effects in other qualitative components of the Firm’s allowance for credit losses for these lending exposures, the difference between these two scenarios would result in the following:
•An increase of approximately $1 billion for residential real estate loans and lending-related commitments
•An increase of approximately $5 billion for credit card loans
•An increase of approximately $4 billion for wholesale loans and lending-related commitments
This analysis relates only to the modeled credit loss estimates and is not intended to estimate changes in the overall allowance for credit losses as it does not reflect any potential changes in other adjustments to the quantitative calculation, which would also be influenced by the judgment management applies to the modeled lifetime loss estimates to reflect the uncertainty and imprecision of these modeled lifetime loss estimates based on then-current circumstances and conditions.
Recognizing that forecasts of macroeconomic conditions are inherently uncertain, particularly in light of the recent economic conditions, the Firm believes that its process to consider the available information and associated risks and uncertainties is appropriately governed and that its estimates of expected credit losses were reasonable and appropriate for the period ended September 30, 2020.
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

September 30, 2020 (in billions, except ratios)	Total assets at fair value	Total level 3 assets
Federal funds sold and securities purchased under resale agreements	$284.8	$—
Securities borrowed	44.5	—
Trading assets:
Trading–debt and equity instruments	$429.2	$3.0
Derivative receivables(a)	76.6	8.0
Total trading assets	505.8	11.0
AFS securities	389.6	—
Loans	38.2	1.8
MSRs	3.0	3.0
Other	342.7	0.6
Total assets measured at fair value on a recurring basis	1,279.3	16.4
Total assets measured at fair value on a nonrecurring basis	3.5	1.7
Total assets measured at fair value	$1,282.8	$18.1
Total Firm assets	$3,246.1
Level 3 assets at fair value as a percentage of total Firm assets(a)		0.6%
Level 3 assets at fair value as a percentage of total Firm assets at fair value(a)		1.4%
(a)For purposes of the table above, the derivative receivables total reflects the impact of netting adjustments; however, the $8.0 billion of derivative receivables classified as level 3 does not reflect the netting adjustment as such netting is not relevant to a presentation based on the transparency of inputs to the valuation of an asset. The level 3 balances would be reduced if netting were applied, including the netting benefit associated with cash collateral.
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
Refer to Note 15 for additional information on goodwill, including the goodwill impairment assessment as of September 30, 2020.
Credit card rewards liability
The credit card rewards liability was $7.6 billion and $6.4 billion at September 30, 2020 and December 31, 2019, respectively, and is recorded in accounts payable and other liabilities on the Consolidated balance sheets. Refer to pages 137-138 of JPMorgan Chase’s 2019 Form 10-K for a description of the significant assumptions and judgments associated with the Firm’s credit card rewards liability.
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
•Adopted January 1, 2020. •Refer to Note 1 for further information.
Goodwill Issued January 2017
 • Requires recognition of an impairment loss when the estimated fair value of a reporting unit falls below its carrying value.
 • Eliminates the requirement that an impairment loss be recognized only if the estimated implied fair value of the goodwill is below its carrying value.
•Adopted January 1, 2020. •No impact upon adoption as the guidance is to be applied prospectively. •Refer to Note 15 for further information.
Reference Rate Reform Issued March 2020
 • Provides optional expedients and exceptions to current accounting guidance when financial instruments, hedge accounting relationships, and other transactions are amended due to reference rate reform.
 • Provides an election to account for certain contract amendments related to reference rate reform as modifications rather than extinguishments without the requirement to assess the significance of the amendments.
 • Allows for changes in critical terms of a hedge accounting relationship without automatic termination of that relationship. Provides various practical expedients and elections designed to allow hedge accounting to continue uninterrupted during the transition period.
 • Provides a one-time election to transfer securities out of the held-to-maturity classification if certain criteria are met.

•Issued and effective March 12, 2020.
•The Firm elected to prospectively apply certain of the practical expedients related to contract modifications and hedge accounting relationships beginning in the third quarter of 2020. While these elections did not have a material impact to the Consolidated Financial Statements, they ease the administrative burden of accounting for contracts impacted by reference rate reform.

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
All forward-looking statements are, by their nature, subject to risks and uncertainties, many of which are beyond the Firm’s control. JPMorgan Chase’s actual future results may differ materially from those set forth in its forward-looking statements. While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ from those in the forward-looking statements:
•Economic, financial, reputational and other impacts of the COVID-19 pandemic;
•Local, regional and global business, economic and political conditions and geopolitical events;
•Changes in laws and regulatory requirements, including capital and liquidity requirements affecting the Firm’s businesses, and the ability of the Firm to address those requirements;
•Heightened regulatory and governmental oversight and scrutiny of JPMorgan Chase’s business practices, including dealings with retail customers;
•Changes in trade, monetary and fiscal policies and laws;
•Changes in income tax laws and regulations;
•Securities and capital markets behavior, including changes in market liquidity and volatility;
•Changes in investor sentiment or consumer spending or savings behavior;
•Ability of the Firm to manage effectively its capital and liquidity, including approval of its capital plans by banking regulators;
•Changes in credit ratings assigned to the Firm or its subsidiaries;
•Damage to the Firm’s reputation;
•Ability of the Firm to appropriately address social and environmental and sustainability concerns that may arise, including from its business activities;
•Ability of the Firm to deal effectively with an economic slowdown or other economic or market disruption, including, but not limited to, in the interest rate environment;
•Technology changes instituted by the Firm, its counterparties or competitors;
•The effectiveness of the Firm’s control agenda;
•Ability of the Firm to develop or discontinue products and services, and the extent to which products or services previously sold by the Firm (including but not limited to mortgages and asset-backed securities) require the Firm to incur liabilities or absorb losses not contemplated at their initiation or origination;
•Acceptance of the Firm’s new and existing products and services by the marketplace and the ability of the Firm to innovate and to increase market share;
•Ability of the Firm to attract and retain qualified employees;
•Ability of the Firm to control expenses;
•Competitive pressures;
•Changes in the credit quality of the Firm’s clients, customers and counterparties;
•Adequacy of the Firm’s risk management framework, disclosure controls and procedures and internal control over financial reporting;
•Adverse judicial or regulatory proceedings;
•Changes in applicable accounting policies, including the introduction of new accounting standards;
•Ability of the Firm to determine accurate values of certain assets and liabilities;
•Occurrence of natural or man-made disasters or calamities, including health emergencies, the spread of infectious diseases, pandemics or outbreaks of hostilities, or the effects of climate change, and the Firm’s ability to deal effectively with disruptions caused by the foregoing;
•Ability of the Firm to maintain the security of its financial, accounting, technology, data processing and other operational systems and facilities;
•Ability of the Firm to withstand disruptions that may be caused by any failure of its operational systems or those of third parties;
•Ability of the Firm to effectively defend itself against cyberattacks and other attempts by unauthorized parties to access information of the Firm or its customers or to disrupt the Firm’s systems; and
•The other risks and uncertainties detailed in Part II,
Item 1A: Risk Factors in this form 10-Q and Part I, Item 1A: Risk Factors in JPMorgan Chase’s 2019 Form 10-K.
Any forward-looking statements made by or on behalf of the Firm speak only as of the date they are made, and JPMorgan Chase does not undertake to update any forward-looking statements. The reader should, however, consult any further disclosures of a forward-looking nature the Firm may make in any subsequent Form 10-Ks, Quarterly Reports on Form 10-Qs, or Current Reports on Form 8-K.

JPMorgan Chase & Co.
Consolidated statements of income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2020	2019	2020	2019
Revenue
Investment banking fees	$2,187	$1,967	$6,903	$5,658
Principal transactions	4,142	3,449	14,700	11,239
Lending- and deposit-related fees(a)	1,647	1,671	4,784	4,854
Asset management, administration and commissions(a)	4,470	4,306	13,276	12,607
Investment securities gains	473	78	732	135
Mortgage fees and related income	1,087	887	2,324	1,562
Card income(b)	1,169	1,233	3,138	3,741
Other income	959	1,472	3,157	4,239
Noninterest revenue	16,134	15,063	49,014	44,035
Interest income	14,700	21,121	49,973	64,113
Interest expense	1,687	6,893	8,668	21,034
Net interest income	13,013	14,228	41,305	43,079
Total net revenue	29,147	29,291	90,319	87,114

Provision for credit losses	611	1,514	19,369	4,158

Noninterest expense
Compensation expense	8,630	8,583	27,034	26,067
Occupancy expense	1,142	1,110	3,288	3,238
Technology, communications and equipment expense	2,564	2,494	7,732	7,236
Professional and outside services	2,178	2,056	6,205	6,307
Marketing(b)	470	895	1,751	2,504
Other expense	1,891	1,234	4,598	3,624
Total noninterest expense	16,875	16,372	50,608	48,976
Income before income tax expense	11,661	11,405	20,342	33,980
Income tax expense	2,218	2,325	3,347	6,069
Net income	$9,443	$9,080	$16,995	$27,911
Net income applicable to common stockholders	$9,015	$8,606	$15,712	$26,551
Net income per common share data
Basic earnings per share	$2.93	$2.69	$5.10	$8.17
Diluted earnings per share	2.92	2.68	5.09	8.15

Weighted-average basic shares	3,077.8	3,198.5	3,083.3	3,248.7
Weighted-average diluted shares	3,082.8	3,207.2	3,088.1	3,258.0
(a)In the first quarter of 2020, the Firm reclassified certain fees from asset management, administration and commissions to lending- and deposit-related fees. Prior-period amounts have been revised to conform with the current presentation.
(b)In the second quarter of 2020, the Firm reclassified certain spend-based credit card reward costs from marketing expense to be a reduction of card income, with no effect on net income. Prior-period amounts have been revised to conform with the current presentation.
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of comprehensive income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Net income	$9,443	$9,080	$16,995	$27,911
Other comprehensive income/(loss), after–tax
Unrealized gains/(losses) on investment securities	514	479	4,377	2,986
Translation adjustments, net of hedges	127	(165)	(61)	(90)
Fair value hedges	(69)	(1)	35	87
Cash flow hedges	(70)	195	2,629	430
Defined benefit pension and OPEB plans	(12)	46	14	123
DVA on fair value option elected liabilities	(339)	132	377	(229)
Total other comprehensive income/(loss), after–tax	151	686	7,371	3,307
Comprehensive income	$9,594	$9,766	$24,366	$31,218
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated balance sheets (unaudited)

(in millions, except share data)	September 30, 2020	December 31, 2019
Assets
Cash and due from banks	$20,816	$21,704
Deposits with banks	466,706	241,927
Federal funds sold and securities purchased under resale agreements (included $284,763 and $14,561 at fair value)	319,849	249,157
Securities borrowed (included $44,493 and $6,237 at fair value)	142,441	139,758
Trading assets (included assets pledged of $152,341 and $111,522)(a)	505,822	369,687
Available-for-sale securities (amortized cost of $382,099 and $345,306; included assets pledged of $34,285 and $10,325)	389,583	350,699
Held-to-maturity securities (net of allowance for credit losses of $120)	141,553	47,540
Investment securities, net of allowance for credit losses	531,136	398,239
Loans (included $38,220 and $44,955 at fair value)(a)	989,740	997,620
Allowance for loan losses	(30,814)	(13,123)
Loans, net of allowance for loan losses	958,926	984,497
Accrued interest and accounts receivable	76,945	72,861
Premises and equipment	26,672	25,813
Goodwill, MSRs and other intangible assets	51,594	53,341
Other assets (included $14,088 and $12,676 at fair value and assets pledged of $3,227 and $3,349)(a)	145,169	130,395
Total assets(b)	$3,246,076	$2,687,379
Liabilities
Deposits (included $19,314 and $28,589 at fair value)	$2,001,416	$1,562,431
Federal funds purchased and securities loaned or sold under repurchase agreements (included $180,904 and $549 at fair value)	236,440	183,675
Short-term borrowings (included $19,029 and $5,920 at fair value)	41,992	40,920
Trading liabilities	162,493	119,277
Accounts payable and other liabilities (included $3,297 and $3,728 at fair value)	234,256	210,407
Beneficial interests issued by consolidated VIEs (included $39 and $36 at fair value)	19,191	17,841
Long-term debt (included $72,986 and $75,745 at fair value)	279,175	291,498
Total liabilities(b)	2,974,963	2,426,049
Commitments and contingencies (refer to Notes 23, 24 and 25)
Stockholders’ equity
Preferred stock ($1 par value; authorized 200,000,000 shares; issued 3,006,250 and 2,699,250 shares)	30,063	26,993
Common stock ($1 par value; authorized 9,000,000,000 shares; issued 4,104,933,895 shares)	4,105	4,105
Additional paid-in capital	88,289	88,522
Retained earnings	228,014	223,211
Accumulated other comprehensive income/(loss)	8,940	1,569
Shares held in restricted stock units (“RSU”) Trust, at cost (236,476 and 472,953 shares)	(11)	(21)
Treasury stock, at cost (1,056,730,832 and 1,020,912,567 shares)	(88,287)	(83,049)
Total stockholders’ equity	271,113	261,330
Total liabilities and stockholders’ equity	$3,246,076	$2,687,379
Effective January 1, 2020, the Firm adopted the CECL accounting guidance. Refer to Note 1 for further information.
(a) In the third quarter of 2020, the Firm reclassified certain fair value option elected lending-related positions from trading assets to loans and other assets. Prior-period amounts have been revised to conform with the current presentation.
(b) The following table presents information on assets and liabilities related to VIEs that are consolidated by the Firm at September 30, 2020, and December 31, 2019. The assets of the consolidated VIEs are used to settle the liabilities of those entities. The holders of the beneficial interests generally do not have recourse to the general credit of JPMorgan Chase. The assets and liabilities in the table below include third-party assets and liabilities of consolidated VIEs and exclude intercompany balances that eliminate in consolidation. Refer to Note 14 for a further discussion.

(in millions)	September 30, 2020	December 31, 2019
Assets
Trading assets	$2,467	$2,633
Loans	36,974	42,931
All other assets	744	881
Total assets	$40,185	$46,445
Liabilities
Beneficial interests issued by consolidated VIEs	$19,191	$17,841
All other liabilities	236	447
Total liabilities	$19,427	$18,288
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of changes in stockholders’ equity (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2020	2019	2020	2019
Preferred stock
Balance at the beginning of the period	$30,063	$26,993	$26,993	$26,068
Issuance	—	2,250	4,500	4,100
Redemption	—	(880)	(1,430)	(1,805)
Balance at September 30	30,063	28,363	30,063	28,363

Common stock
Balance at the beginning and end of the period	4,105	4,105	4,105	4,105

Additional paid-in capital
Balance at the beginning of the period	88,125	88,359	88,522	89,162
Shares issued and commitments to issue common stock for employee shared-based compensation awards, and related tax effects	215	156	(177)	(604)
Other	(51)	(3)	(56)	(46)
Balance at September 30	88,289	88,512	88,289	88,512

Retained earnings
Balance at the beginning of the period	221,732	212,093	223,211	199,202
Cumulative effect of changes in accounting principle	—	—	(2,650)	62
Net income	9,443	9,080	16,995	27,911
Dividends declared:
Preferred stock	(381)	(423)	(1,203)	(1,201)
Common stock ($0.90 and $0.90 per share and $2.70 and $2.50 per share, respectively)	(2,780)	(2,862)	(8,339)	(8,086)
Balance at September 30	228,014	217,888	228,014	217,888

Accumulated other comprehensive income/(loss)
Balance at the beginning of the period	8,789	1,114	1,569	(1,507)
Other comprehensive income/(loss), after-tax	151	686	7,371	3,307
Balance at September 30	8,940	1,800	8,940	1,800

Shares held in RSU Trust, at cost
Balance at the beginning of the period	(11)	(21)	(21)	(21)
Liquidation of RSU Trust	—	—	10	—
Balance at September 30	(11)	(21)	(11)	(21)

Treasury stock, at cost
Balance at the beginning of the period	(88,337)	(69,428)	(83,049)	(60,494)
Repurchase	—	(6,949)	(6,397)	(17,250)
Reissuance	50	78	1,159	1,445
Balance at September 30	(88,287)	(76,299)	(88,287)	(76,299)

Total stockholders’ equity	$271,113	$264,348	$271,113	$264,348
Effective January 1, 2020, the Firm adopted the CECL accounting guidance. Refer to Note 1 for further information.
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of cash flows (unaudited)

	Nine months ended September 30,
(in millions)	2020	2019
Operating activities
Net income	$16,995	$27,911
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	19,369	4,158
Depreciation and amortization	6,487	6,229
Deferred tax (benefit)/expense	(5,436)	(440)
Other	1,245	1,645
Originations and purchases of loans held-for-sale(a)	(112,142)	(119,583)
Proceeds from sales, securitizations and paydowns of loans held-for-sale(a)	120,786	122,208
Net change in:
Trading assets(a)	(145,124)	(92,041)
Securities borrowed	(2,509)	(26,162)
Accrued interest and accounts receivable	(4,398)	(16,089)
Other assets(a)	(28,548)	(21,023)
Trading liabilities	63,516	12,774
Accounts payable and other liabilities	16,608	19,661
Other operating adjustments(a)	1,293	2,033
Net cash (used in) operating activities	(51,858)	(78,719)
Investing activities
Net change in:
Federal funds sold and securities purchased under resale agreements	(70,597)	64,207
Held-to-maturity securities:
Proceeds from paydowns and maturities	11,498	2,239
Purchases	(5,528)	(11,682)
Available-for-sale securities:
Proceeds from paydowns and maturities	43,709	41,378
Proceeds from sales	110,354	43,460
Purchases	(281,147)	(200,262)
Proceeds from sales and securitizations of loans held-for-investment	18,509	52,739
Other changes in loans, net(a)	(21,606)	(24,297)
All other investing activities, net	(3,398)	(4,283)
Net cash (used in) investing activities	(198,206)	(36,501)
Financing activities
Net change in:
Deposits	452,454	77,147
Federal funds purchased and securities loaned or sold under repurchase agreements	52,745	65,428
Short-term borrowings	1,945	(20,577)
Beneficial interests issued by consolidated VIEs	2,838	5,017
Proceeds from long-term borrowings	64,243	45,155
Payments of long-term borrowings	(90,481)	(51,936)
Proceeds from issuance of preferred stock	4,500	4,100
Redemption of preferred stock	(1,430)	(1,805)
Treasury stock repurchased	(6,517)	(17,250)
Dividends paid	(9,551)	(9,056)
All other financing activities, net	(59)	(217)
Net cash provided by financing activities	470,687	96,006
Effect of exchange rate changes on cash and due from banks and deposits with banks	3,268	(2,982)
Net increase/(decrease) in cash and due from banks and deposits with banks	223,891	(22,196)
Cash and due from banks and deposits with banks at the beginning of the period	263,631	278,793
Cash and due from banks and deposits with banks at the end of the period	$487,522	$256,597
Cash interest paid	$11,576	$20,790
Cash income taxes paid, net	6,124	3,478
(a) In the third quarter of 2020, the Firm reclassified certain fair value option elected lending-related positions from trading assets to loans and other assets. Prior-period amounts have been revised to conform with the current presentation.
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

Refer to the Glossary of Terms and Acronyms on pages 192-200 for definitions of terms and acronyms used throughout the Notes to Consolidated Financial Statements.

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
(a)In conjunction with the adoption of CECL, the Firm reclassified risk-rated business banking and auto dealer loans and lending-related commitments held in CCB from the consumer, excluding credit card portfolio segment to the wholesale portfolio segment, to align with the methodology applied when determining the allowance. Prior-period amounts have been revised to conform with the current presentation. Accordingly, $0.6 billion of the allowance for credit losses at December 31, 2019 and $(0.2) billion of the CECL adoption impact were reclassified.
(b)Represents the recognition of the nonaccretable difference on purchased credit deteriorated loans and the Firm's election to recognize the reserve for uncollectible accrued interest on credit card loans in the allowance, both of which resulted in a corresponding increase to loans.
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
Changes in credit portfolio segments and classes
In conjunction with the adoption of CECL, the Firm reclassified risk-rated loans and lending-related commitments from the consumer excluding credit card portfolio segment to the wholesale portfolio segment, to align with the methodology applied when determining the allowance. The Firm also revised its loan classes. Prior- period amounts have been revised to conform with the current presentation. Refer to Note 12 for further information.
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
Capital transition provisions
As disclosed in the Firm’s 2019 Form 10-K, the Firm initially elected to phase-in the January 1, 2020 (“day 1”) CECL adoption impact to retained earnings of $2.7 billion to CET1 capital, at 25% per year in each of 2020 to 2023. As part of their response to the impact of the COVID-19 pandemic, on March 31, 2020, the federal banking agencies issued an interim final rule (issued as final on August 26, 2020) that provided the option to delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period (“CECL capital transition provisions”). Refer to Note 22 for further information.

Note 2 – Fair value measurement
Refer to Note 2 of JPMorgan Chase’s 2019 Form 10-K for a discussion of the Firm’s valuation methodologies for assets, liabilities and lending-related commitments measured at fair value and the fair value hierarchy.

The following table presents the assets and liabilities reported at fair value as of September 30, 2020, and December 31, 2019, by major product category and fair value hierarchy.

Assets and liabilities measured at fair value on a recurring basis
	Fair value hierarchy			Derivative netting adjustments(g)

September 30, 2020 (in millions)	Level 1	Level 2	Level 3		Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$284,763	$—	$—	$284,763
Securities borrowed	—	44,493	—	—	44,493
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	—	73,116	507	—	73,623
Residential – nonagency	—	2,459	25	—	2,484
Commercial – nonagency	—	1,270	2	—	1,272
Total mortgage-backed securities	—	76,845	534	—	77,379
U.S. Treasury, GSEs and government agencies(a)	94,565	12,020	—	—	106,585
Obligations of U.S. states and municipalities	—	7,485	8	—	7,493
Certificates of deposit, bankers’ acceptances and commercial paper	—	2,020	—	—	2,020
Non-U.S. government debt securities	32,221	40,926	165	—	73,312
Corporate debt securities	—	21,545	649	—	22,194
Loans(b)	—	5,548	730	—	6,278
Asset-backed securities	—	2,416	33	—	2,449
Total debt instruments	126,786	168,805	2,119	—	297,710
Equity securities	106,856	242	186	—	107,284
Physical commodities(c)	5,511	4,307	—	—	9,818
Other	—	13,679	653	—	14,332
Total debt and equity instruments(d)	239,153	187,033	2,958	—	429,144
Derivative receivables:
Interest rate	1,569	394,734	2,176	(361,421)	37,058
Credit	—	14,381	763	(13,751)	1,393
Foreign exchange	180	154,535	773	(144,060)	11,428
Equity	—	69,452	4,083	(54,599)	18,936
Commodity	—	22,048	208	(14,445)	7,811
Total derivative receivables	1,749	655,150	8,003	(588,276)	76,626
Total trading assets(e)	240,902	842,183	10,961	(588,276)	505,770
Available-for-sale securities:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	5	99,589	—	—	99,594
Residential – nonagency	—	11,423	—	—	11,423
Commercial – nonagency	—	2,936	—	—	2,936
Total mortgage-backed securities	5	113,948	—	—	113,953
U.S. Treasury and government agencies	216,579	—	—	—	216,579
Obligations of U.S. states and municipalities	—	20,883	—	—	20,883
Certificates of deposit	—	—	—	—	—
Non-U.S. government debt securities	11,905	9,132	—	—	21,037
Corporate debt securities	—	271	—	—	271
Asset-backed securities:
Collateralized loan obligations	—	10,202	—	—	10,202
Other	—	6,658	—	—	6,658
Total available-for-sale securities	228,489	161,094	—	—	389,583
Loans (b)(f)	—	36,414	1,806	—	38,220
Mortgage servicing rights	—	—	3,016	—	3,016
Other assets(b)(e)	7,676	5,145	658	—	13,479
Total assets measured at fair value on a recurring basis	$477,067	$1,374,092	$16,441	$(588,276)	$1,279,324
Deposits	$—	$16,258	$3,056	$—	$19,314
Federal funds purchased and securities loaned or sold under repurchase agreements	—	180,904	—	—	180,904
Short-term borrowings	—	16,421	2,608	—	19,029
Trading liabilities:
Debt and equity instruments(d)	85,147	19,631	57	—	104,835
Derivative payables:
Interest rate	1,352	355,857	2,148	(346,886)	12,471
Credit	—	15,605	812	(14,175)	2,242
Foreign exchange	180	163,589	1,449	(149,705)	15,513
Equity	—	66,746	7,186	(54,576)	19,356
Commodity	—	22,019	829	(14,772)	8,076
Total derivative payables	1,532	623,816	12,424	(580,114)	57,658
Total trading liabilities	86,679	643,447	12,481	(580,114)	162,493
Accounts payable and other liabilities	2,945	308	44	—	3,297
Beneficial interests issued by consolidated VIEs	—	39	—	—	39
Long-term debt	—	50,770	22,216	—	72,986
Total liabilities measured at fair value on a recurring basis	$89,624	$908,147	$40,405	$(580,114)	$458,062

	Fair value hierarchy			Derivative netting adjustments(g)

December 31, 2019 (in millions)	Level 1	Level 2	Level 3		Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$14,561	$—	$—	$14,561
Securities borrowed	—	6,237	—	—	6,237
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	—	44,510	797	—	45,307
Residential – nonagency	—	1,977	23	—	2,000
Commercial – nonagency	—	1,486	4	—	1,490
Total mortgage-backed securities	—	47,973	824	—	48,797
U.S. Treasury, GSEs and government agencies(a)	78,289	10,295	—	—	88,584
Obligations of U.S. states and municipalities	—	6,468	10	—	6,478
Certificates of deposit, bankers’ acceptances and commercial paper	—	252	—	—	252
Non-U.S. government debt securities	26,600	27,169	155	—	53,924
Corporate debt securities	—	17,956	558	—	18,514
Loans(b)	—	6,340	673	—	7,013
Asset-backed securities	—	2,593	37	—	2,630
Total debt instruments	104,889	119,046	2,257	—	226,192
Equity securities	71,890	244	196	—	72,330
Physical commodities(c)	3,638	3,579	—	—	7,217
Other	—	13,896	232	—	14,128
Total debt and equity instruments(d)	180,417	136,765	2,685	—	319,867
Derivative receivables:
Interest rate	721	311,173	1,400	(285,873)	27,421
Credit	—	14,252	624	(14,175)	701
Foreign exchange	117	137,938	432	(129,482)	9,005
Equity	—	43,642	2,085	(39,250)	6,477
Commodity	—	17,058	184	(11,080)	6,162
Total derivative receivables	838	524,063	4,725	(479,860)	49,766
Total trading assets(e)	181,255	660,828	7,410	(479,860)	369,633
Available-for-sale securities:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	—	110,117	—	—	110,117
Residential – nonagency	—	12,989	1	—	12,990
Commercial – nonagency	—	5,188	—	—	5,188
Total mortgage-backed securities	—	128,294	1	—	128,295
U.S. Treasury and government agencies	139,436	—	—	—	139,436
Obligations of U.S. states and municipalities	—	29,810	—	—	29,810
Certificates of deposit	—	77	—	—	77
Non-U.S. government debt securities	12,966	8,821	—	—	21,787
Corporate debt securities	—	845	—	—	845
Asset-backed securities:
Collateralized loan obligations	—	24,991	—	—	24,991
Other	—	5,458	—	—	5,458
Total available-for-sale securities	152,402	198,296	1	—	350,699
Loans(b)(f)	—	44,439	516	—	44,955
Mortgage servicing rights	—	—	4,699	—	4,699
Other assets(b)(e)	7,305	3,824	917	—	12,046
Total assets measured at fair value on a recurring basis	$340,962	$928,185	$13,543	$(479,860)	$802,830
Deposits	$—	$25,229	$3,360	$—	$28,589
Federal funds purchased and securities loaned or sold under repurchase agreements	—	549	—	—	549
Short-term borrowings	—	4,246	1,674	—	5,920
Trading liabilities:
Debt and equity instruments(d)	59,047	16,481	41	—	75,569
Derivative payables:
Interest rate	795	276,746	1,732	(270,670)	8,603
Credit	—	14,358	763	(13,469)	1,652
Foreign exchange	109	143,960	1,039	(131,950)	13,158
Equity	—	47,261	5,480	(40,204)	12,537
Commodity	—	19,685	200	(12,127)	7,758
Total derivative payables	904	502,010	9,214	(468,420)	43,708
Total trading liabilities	59,951	518,491	9,255	(468,420)	119,277
Accounts payable and other liabilities	3,231	452	45	—	3,728
Beneficial interests issued by consolidated VIEs	—	36	—	—	36
Long-term debt	—	52,406	23,339	—	75,745
Total liabilities measured at fair value on a recurring basis	$63,182	$601,409	$37,673	$(468,420)	$233,844
(a)At September 30, 2020, and December 31, 2019, included total U.S. GSE obligations of $109.5 billion and $104.5 billion, respectively, which were mortgage-related.
(b)In the third quarter of 2020, the Firm reclassified certain fair value option elected lending-related positions from trading assets to loans and other assets. Prior-period amounts have been revised to conform with the current presentation.
(c)Physical commodities inventories are generally accounted for at the lower of cost or net realizable value. “Net realizable value” is a term defined in U.S. GAAP as not exceeding fair value less costs to sell (“transaction costs”). Transaction costs for the Firm’s physical commodities inventories are either not applicable or immaterial to the value of the inventory. Therefore, net realizable value approximates fair value for the Firm’s physical commodities inventories. When fair value hedging has been applied (or when net realizable value is below cost), the carrying value of physical commodities approximates fair value, because under fair value hedge accounting, the cost basis is adjusted for changes in fair value. Refer to Note 5 for a further discussion of the Firm’s hedge accounting relationships. To provide consistent fair value disclosure information, all physical commodities inventories have been included in each period presented.
(d)Balances reflect the reduction of securities owned (long positions) by the amount of identical securities sold but not yet purchased (short positions).
(e)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient are not required to be classified in the fair value hierarchy. At September 30, 2020, and December 31, 2019, the fair values of these investments, which include certain hedge funds, private equity funds, real estate and other funds, were $661 million and $684 million, respectively. Included in these balances at September 30, 2020, and December 31, 2019, were trading assets of $52 million and $54 million, respectively, and other assets of $609 million and $630 million, respectively.
(f)At September 30, 2020, and December 31, 2019, included within loans were $15.6 billion and $19.8 billion, respectively, of residential first-lien mortgages, and $5.2 billion and $8.2 billion, respectively, of commercial first-lien mortgages. Residential mortgage loans include conforming mortgage loans originated with the intent to sell to U.S. GSEs and government agencies of $8.6 billion and $13.6 billion, respectively.
(g)As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists. The level 3 balances would be reduced if netting were applied, including the netting benefit associated with cash collateral.
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

Level 3 inputs(a)
September 30, 2020
Product/Instrument	Fair value (in millions)	Principal valuation technique	Unobservable inputs(g)	Range of input values			Average(i)
Residential mortgage-backed securities and loans(b)	$1,249	Discounted cash flows	Yield	(2)%	–	18%	5%
			Prepayment speed	0%	–	45%	10%
			Conditional default rate	0%	–	30%	13%
			Loss severity	0%	–	107%	9%
Commercial mortgage-backed securities and loans(c)	451	Market comparables	Price	$0	–	$100	$83
Obligations of U.S. states and municipalities	8	Market comparables	Price	$81	–	$100	$97
Corporate debt securities	649	Market comparables	Price	$3	–	$130	$73
Loans(d)	1,370	Market comparables	Price	$2	–	$108	$76
Asset-backed securities	33	Market comparables	Price	$1	–	$95	$61
Net interest rate derivatives	(6)	Option pricing	Interest rate volatility	8bps	–	517bps	115bps
			Interest rate spread volatility	11bps	–	23bps	15bps
			Interest rate correlation	(65)%	–	95%	43%
			IR-FX correlation	(35)%	–	50%	0%
	34	Discounted cash flows	Prepayment speed	3%	–	30%	10%
Net credit derivatives	(87)	Discounted cash flows	Credit correlation	32%	–	64%	47%
			Credit spread	6bps	–	1,360 bps	459bps
			Recovery rate	0%	–	70%	46%
			Conditional default rate	2%	–	92%	32%
			Loss severity	100%			100%
	38	Market comparables	Price	$0	–	$115	$71
Net foreign exchange derivatives	(527)	Option pricing	IR-FX correlation	(50)%	–	65%	19%
	(149)	Discounted cash flows	Prepayment speed	9%			9%
Net equity derivatives	(3,103)	Option pricing	Forward equity price(h)	67%	–	105%	99%
			Equity volatility	3%	–	119%	35%
			Equity correlation	45%	–	100%	83%
			Equity-FX correlation	(77)%	–	55%	(23)%
			Equity-IR correlation	20%	–	35%	26%
Net commodity derivatives	(621)	Option pricing	Forward industrial metal price	$1,551 / MT	–	$2,049 / MT	$1,920 / MT
			Forward power price	$14 / MWH	–	$65 / MWH	$23 / MWH
			Commodity volatility	5%	–	94%	10%
			Commodity correlation	(45)%	–	95%	34%
MSRs	3,016	Discounted cash flows	Refer to Note 15
Other assets	623	Discounted cash flows	Credit spread	45bps			45bps
			Yield	4%		30%	7%
	688	Market comparables	Price	$29	–	$122	$39
Long-term debt, short-term borrowings, and deposits(e)	27,880	Option pricing	Interest rate volatility	8bps	–	517bps	115bps
			Interest rate correlation	(65)%	–	95%	43%
			IR-FX correlation	(35)%	–	50%	0%
			Equity correlation	45%	–	100%	83%
			Equity-FX correlation	(77)%	–	55%	(23)%
			Equity-IR correlation	20%	–	35%	26%
Other level 3 assets and liabilities, net(f)	250
(a)The categories presented in the table have been aggregated based upon the product type, which may differ from their classification on the Consolidated balance sheets. Furthermore, the inputs presented for each valuation technique in the table are, in some cases, not applicable to every instrument valued using the technique as the characteristics of the instruments can differ.
(b)Comprises U.S. GSE and government agency securities of $507 million, nonagency securities of $25 million and non-trading loans of $717 million.
(c)Comprises nonagency securities of $2 million, trading loans of $44 million and non-trading loans of $405 million.
(d)Comprises trading loans of $686 million and non-trading loans of $684 million.
(e)Long-term debt, short-term borrowings and deposits include structured notes issued by the Firm that are financial instruments that typically contain embedded derivatives. The estimation of the fair value of structured notes includes the derivative features embedded within the instrument. The significant unobservable inputs are broadly consistent with those presented for derivative receivables.
(f)Includes level 3 assets and liabilities that are insignificant both individually and in aggregate.
(g)Price is a significant unobservable input for certain instruments. When quoted market prices are not readily available, reliance is generally placed on price-based internal valuation techniques. The price input is expressed assuming a par value of $100.
(h)Forward equity price is expressed as a percentage of the current equity price.
(i)Amounts represent weighted averages except for derivative related inputs where arithmetic averages are used.

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
Changes in level 3 recurring fair value measurements
The following tables include a rollforward of the Consolidated balance sheets amounts (including changes in fair value) for financial instruments classified by the Firm within level 3 of the fair value hierarchy for the three and nine months ended September 30, 2020 and 2019. When a determination is made to classify a financial instrument within level 3, the determination is based on the significance of the unobservable inputs to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. Also, the Firm risk-manages the observable components of level 3 financial instruments using securities and derivative positions that are classified within level 1 or 2 of the fair value hierarchy; as these level 1 and level 2 risk management instruments are not included below, the gains or losses in the following tables do not reflect the effect of the Firm’s risk management activities related to such level 3 instruments.

	Fair value measurements using significant unobservable inputs
Three months ended September 30, 2020 (in millions)	Fair value at July 1, 2020	Total realized/unrealized gains/(losses)						Transfers into level 3(i)	Transfers (out of) level 3(i)	Fair value at September 30, 2020	Change in unrealized gains/(losses) related to financial instruments held at September 30, 2020
				Purchases(g)	Sales		Settlements(h)
Assets:(a)
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	$469	$(4)		$110	$(28)		$(40)	$—	$—	$507	$(2)
Residential – nonagency	23	—		8	(2)		(1)	—	(3)	25	—
Commercial – nonagency	2	—		—	—		—	—	—	2	—
Total mortgage-backed securities	494	(4)		118	(30)		(41)	—	(3)	534	(2)
Obligations of U.S. states and municipalities	8	—		—	—		—	—	—	8	—
Non-U.S. government debt securities	167	6		25	(23)		(2)	—	(8)	165	6
Corporate debt securities	946	45		114	(33)		(225)	4	(202)	649	45
Loans(b)	905	22		240	(173)		(21)	69	(312)	730	8
Asset-backed securities	39	3		5	(21)		(2)	9	—	33	—
Total debt instruments	2,559	72		502	(280)		(291)	82	(525)	2,119	57
Equity securities	191	24		13	(104)		—	104	(42)	186	29
Other	379	75		203	(4)		(2)	2	—	653	77
Total trading assets – debt and equity instruments	3,129	171	(d)	718	(388)		(293)	188	(567)	2,958	163	(d)
Net derivative receivables:(c)
Interest rate	(104)	657		15	(30)		(647)	35	102	28	323
Credit	(137)	(62)		22	(16)		154	(12)	2	(49)	(21)
Foreign exchange	(595)	(57)		7	(7)		(34)	7	3	(676)	(90)
Equity	(2,036)	(1,437)		323	(384)		29	33	369	(3,103)	(1,051)
Commodity	(297)	15		11	(79)		36	(302)	(5)	(621)	39
Total net derivative receivables	(3,169)	(884)	(d)	378	(516)		(462)	(239)	471	(4,421)	(800)	(d)
Available-for-sale securities:
Mortgage-backed securities	—	—		—	—		—	—	—	—	—
Total available-for-sale securities	—	—		—	—		—	—	—	—	—
Loans(b)	1,874	(44)	(d)	197	(44)		(324)	316	(169)	1,806	(44)	(d)
Mortgage servicing rights	3,080	34	(e)	221	(104)		(215)	—	—	3,016	34	(e)
Other assets(b)	701	(21)	(d)	5	—		(27)	—	—	658	32	(d)

	Fair value measurements using significant unobservable inputs
Three months ended September 30, 2020 (in millions)	Fair value at July 1, 2020	Total realized/unrealized (gains)/losses						Transfers into level 3(i)	Transfers (out of) level 3(i)	Fair value at September 30, 2020	Change in unrealized (gains)/losses related to financial instruments held at September 30, 2020
				Purchases	Sales	Issuances	Settlements(h)
Liabilities:(a)
Deposits	$3,217	$43	(d)(f)	$—	$—	$170	$(110)	$—	$(264)	$3,056	$87	(d)(f)
Short-term borrowings	2,305	(47)	(d)(f)	—	—	1,421	(1,093)	25	(3)	2,608	(47)	(d)(f)
Trading liabilities – debt and equity instruments	59	(2)	(d)	(5)	5	—	1	3	(4)	57	(3)	(d)
Accounts payable and other liabilities	91	3	(d)	(62)	4	—	—	8	—	44	3	(d)
Beneficial interests issued by consolidated VIEs	—	—		—	—	—	—	—	—	—	—
Long-term debt	22,728	766	(d)(f)	—	—	1,225	(2,493)	78	(88)	22,216	646	(d)(f)

	Fair value measurements using significant unobservable inputs
Three months ended September 30, 2019 (in millions)	Fair value at July 1, 2019	Total realized/unrealized gains/(losses)						Transfers into level 3(i)	Transfers (out of) level 3(i)	Fair value at September 30, 2019	Change in unrealized gains/(losses) related to financial instruments held at September 30, 2019
				Purchases(g)	Sales		Settlements(h)
Assets:(a)
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	$617	$(71)		$424	$(104)		$(45)	$—	$(10)	$811	$(70)
Residential – nonagency	42	—		2	(3)		—	—	(17)	24	(1)
Commercial – nonagency	9	—		3	(5)		—	—	(2)	5	—
Total mortgage-backed securities	668	(71)		429	(112)		(45)	—	(29)	840	(71)
Obligations of U.S. states and municipalities	680	(2)		27	(77)		(1)	—	—	627	(2)
Non-U.S. government debt securities	190	(1)		40	(74)		—	3	(12)	146	(1)
Corporate debt securities	562	45		56	(167)		—	17	(29)	484	3
Loans(b)	797	(48)		115	(74)		(24)	118	(94)	790	(55)
Asset-backed securities	33	—		11	(2)		(2)	3	(5)	38	(2)
Total debt instruments	2,930	(77)		678	(506)		(72)	141	(169)	2,925	(128)
Equity securities	147	(14)		10	(10)		—	46	(9)	170	(16)
Other	311	18		35	(15)		(15)	—	(2)	332	23
Total trading assets – debt and equity instruments	3,388	(73)	(d)	723	(531)		(87)	187	(180)	3,427	(121)	(d)
Net derivative receivables:(c)
Interest rate	(544)	88		39	(15)		53	10	50	(319)	(15)
Credit	(232)	(65)		3	(3)		(23)	3	—	(317)	(68)
Foreign exchange	(193)	(653)		2	(1)		(1)	6	(1)	(841)	(657)
Equity	(2,560)	(382)		174	(118)		(377)	(203)	(2)	(3,468)	(362)
Commodity	(908)	8		22	(69)		6	18	876	(47)	40
Total net derivative receivables	(4,437)	(1,004)	(d)	240	(206)		(342)	(166)	923	(4,992)	(1,062)	(d)
Available-for-sale securities:
Mortgage-backed securities	—	—		1	—		—	—	—	1	—
Total available-for-sale securities	—	—		1	—		—	—	—	1	—
Loans(b)	775	1	(d)	26	(8)		(84)	93	(43)	760	6	(d)
Mortgage servicing rights	5,093	(447)	(e)	388	(359)		(256)	—	—	4,419	(447)	(e)
Other assets(b)	1,072	(53)	(d)	30	(72)		(34)	—	—	943	(53)	(d)

	Fair value measurements using significant unobservable inputs
Three months ended September 30, 2019 (in millions)	Fair value at July 1, 2019	Total realized/unrealized (gains)/losses						Transfers into level 3(i)	Transfers (out of) level 3(i)	Fair value at September 30, 2019	Change in unrealized (gains)/losses related to financial instruments held at September 30, 2019
				Purchases	Sales	Issuances	Settlements(h)
Liabilities:(a)
Deposits	$4,066	$—		$—	$—	$153	$(188)	$12	$(407)	$3,636	$16	(d)(f)
Short-term borrowings	2,052	24	(d)(f)	—	—	949	(1,040)	17	(1)	2,001	28	(d)(f)
Trading liabilities – debt and equity instruments	45	—		(5)	25	—	1	2	—	68	—
Accounts payable and other liabilities	92	(6)	(d)	(71)	4	—	—	—	—	19	(2)	(d)
Beneficial interests issued by consolidated VIEs	—	—		—	—	—	—	—	—	—	—
Long-term debt	21,863	187	(d)(f)	—	—	2,230	(1,758)	49	(222)	22,349	89	(d)(f)

	Fair value measurements using significant unobservable inputs
Nine months ended September 30, 2020 (in millions)	Fair value at Jan 1, 2020	Total realized/unrealized gains/(losses)						Transfers into level 3(i)	Transfers (out of) level 3(i)	Fair value at September 30, 2020	Change in unrealized gains/(losses) related to financial instruments held at September 30, 2020
				Purchases(g)	Sales		Settlements(h)
Assets:(a)
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	$797	$(153)		$134	$(149)		$(122)	$—	$—	$507	$(140)
Residential – nonagency	23	(1)		12	(4)		(2)	—	(3)	25	2
Commercial – nonagency	4	—		1	—		(1)	1	(3)	2	4
Total mortgage-backed securities	824	(154)		147	(153)		(125)	1	(6)	534	(134)
Obligations of U.S. states and municipalities	10	—		—	(1)		(1)	—	—	8	—
Non-U.S. government debt securities	155	10		164	(148)		(7)	—	(9)	165	7
Corporate debt securities	558	(10)		475	(131)		(234)	296	(305)	649	13
Loans(b)	673	(72)		829	(400)		(130)	676	(846)	730	(35)
Asset-backed securities	37	(4)		42	(36)		(5)	9	(10)	33	(1)
Total debt instruments	2,257	(230)		1,657	(869)		(502)	982	(1,176)	2,119	(150)
Equity securities	196	(79)		37	(109)		—	259	(118)	186	(40)
Other	232	239		213	(9)		(23)	4	(3)	653	263
Total trading assets – debt and equity instruments	2,685	(70)	(d)	1,907	(987)		(525)	1,245	(1,297)	2,958	73	(d)
Net derivative receivables:(c)
Interest rate	(332)	2,052		102	(97)		(1,510)	(317)	130	28	290
Credit	(139)	—		70	(150)		137	59	(26)	(49)	24
Foreign exchange	(607)	(214)		46	(16)		75	15	25	(676)	(181)
Equity	(3,395)	564		912	(1,473)		558	(524)	255	(3,103)	1,342
Commodity	(16)	(248)		22	(107)		54	(306)	(20)	(621)	363
Total net derivative receivables	(4,489)	2,154	(d)	1,152	(1,843)		(686)	(1,073)	364	(4,421)	1,838	(d)
Available-for-sale securities:
Mortgage-backed securities	1	—		—	—		(1)	—	—	—	—
Total available-for-sale securities	1	—		—	—		(1)	—	—	—	—
Loans(b)	516	(195)	(d)	450	(77)		(678)	2,312	(522)	1,806	(147)	(d)
Mortgage servicing rights	4,699	(1,459)	(e)	663	(177)		(710)	—	—	3,016	(1,459)	(e)
Other assets(b)	917	(56)	(d)	66	(28)		(281)	40	—	658	4	(d)

	Fair value measurements using significant unobservable inputs
Nine months ended September 30, 2020 (in millions)	Fair value at Jan 1, 2020	Total realized/unrealized (gains)/losses						Transfers into level 3(i)	Transfers (out of) level 3(i)	Fair value at September 30, 2020	Change in unrealized (gains)/losses related to financial instruments held at September 30, 2020
				Purchases	Sales	Issuances	Settlements(h)
Liabilities:(a)
Deposits	$3,360	$88	(d)(f)	$—	$—	$636	$(538)	$265	$(755)	$3,056	$137	(d)(f)
Short-term borrowings	1,674	(294)	(d)(f)	—	—	3,961	(2,769)	77	(41)	2,608	(27)	(d)(f)
Trading liabilities – debt and equity instruments	41	1	(d)	(81)	12	—	(4)	96	(8)	57	—
Accounts payable and other liabilities	45	(1)	(d)	(85)	37	—	—	48	—	44	1	(d)
Beneficial interests issued by consolidated VIEs	—	—		—	—	—	—	—	—	—	—
Long-term debt	23,339	(639)	(d)(f)	—	—	7,432	(7,851)	1,056	(1,121)	22,216	(507)	(d)(f)

	Fair value measurements using significant unobservable inputs
Nine months ended September 30, 2019 (in millions)	Fair value at Jan 1, 2019	Total realized/unrealized gains/(losses)						Transfers into level 3(i)	Transfers (out of) level 3(i)	Fair value at September 30, 2019	Change in unrealized gains/(losses) related to financial instruments held at September 30, 2019
				Purchases(g)	Sales		Settlements(h)
Assets:(a)
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	$549	$(111)		$747	$(272)		$(83)	$1	$(20)	$811	$(116)
Residential – nonagency	64	25		83	(86)		(20)	15	(57)	24	(1)
Commercial – nonagency	11	2		19	(24)		(14)	15	(4)	5	1
Total mortgage-backed securities	624	(84)		849	(382)		(117)	31	(81)	840	(116)
Obligations of U.S. states and municipalities	689	12		85	(152)		(7)	—	—	627	13
Non-U.S. government debt securities	155	(2)		228	(231)		—	14	(18)	146	3
Corporate debt securities	334	74		340	(236)		(53)	96	(71)	484	15
Loans(b)	738	28		362	(379)		(80)	358	(237)	790	16
Asset-backed securities	127	—		30	(81)		(39)	23	(22)	38	(3)
Total debt instruments	2,667	28		1,894	(1,461)		(296)	522	(429)	2,925	(72)
Equity securities	232	(28)		33	(92)		(22)	142	(95)	170	(21)
Other	301	42		50	(16)		(41)	1	(5)	332	55
Total trading assets – debt and equity instruments	3,200	42	(d)	1,977	(1,569)		(359)	665	(529)	3,427	(38)	(d)
Net derivative receivables:(c)
Interest rate	(38)	(575)		86	(102)		174	22	114	(319)	(694)
Credit	(107)	(209)		16	(5)		(13)	7	(6)	(317)	(169)
Foreign exchange	(297)	(840)		13	(18)		294	(19)	26	(841)	(815)
Equity	(2,225)	328		335	(573)		(1,062)	(418)	147	(3,468)	(1,193)
Commodity	(1,129)	370		32	(240)		51	2	867	(47)	634
Total net derivative receivables	(3,796)	(926)	(d)	482	(938)		(556)	(406)	1,148	(4,992)	(2,237)	(d)
Available-for-sale securities:
Mortgage-backed securities	1	—		1	—		(1)	—	—	1	—
Total available-for-sale securities	1	—		1	—		(1)	—	—	1	—
Loans(b)	856	41	(d)	224	(36)		(364)	151	(112)	760	25	(d)
Mortgage servicing rights	6,130	(1,572)	(e)	1,250	(687)		(702)	—	—	4,419	(1,572)	(e)
Other assets(b)	1,161	(122)	(d)	193	(161)		(122)	1	(7)	943	(142)	(d)

	Fair value measurements using significant unobservable inputs
Nine months ended September 30, 2019 (in millions)	Fair value at Jan 1, 2019	Total realized/unrealized (gains)/losses						Transfers into level 3(i)	Transfers (out of) level 3(i)	Fair value at September 30, 2019	Change in unrealized (gains)/losses related to financial instruments held at September 30, 2019
				Purchases	Sales	Issuances	Settlements(h)
Liabilities:(a)
Deposits	$4,169	$241	(d)(f)	$—	$—	$580	$(504)	$12	$(862)	$3,636	$250	(d)(f)
Short-term borrowings	1,523	142	(d)(f)	—	—	2,637	(2,265)	85	(121)	2,001	74	(d)(f)
Trading liabilities – debt and equity instruments	50	—		(12)	41	—	1	9	(21)	68	(1)	(d)
Accounts payable and other liabilities	10	(7)	(d)	(79)	94	—	—	1	—	19	4	(d)
Beneficial interests issued by consolidated VIEs	1	(1)	(d)	—	—	—	—	—	—	—	—
Long-term debt	19,418	1,915	(d)(f)	—	—	6,929	(5,675)	522	(760)	22,349	2,010	(d)(f)
(a)Level 3 assets at fair value as a percentage of total Firm assets at fair value (including assets measured at fair value on a nonrecurring basis) were 1% and 2% at September 30, 2020 and December 31, 2019, respectively. Level 3 liabilities at fair value as a percentage of total Firm liabilities at fair value (including liabilities measured at fair value on a nonrecurring basis) were 9% and 16%, at September 30, 2020 and December 31, 2019, respectively.
(b)In the third quarter of 2020, the Firm reclassified certain fair value option elected lending-related positions from trading assets to loans and other assets. Prior-period amounts have been revised to conform with the current presentation.

(c)All level 3 derivatives are presented on a net basis, irrespective of the underlying counterparty.
(d)Predominantly reported in principal transactions revenue, except for changes in fair value for CCB mortgage loans and lending-related commitments originated with the intent to sell, and mortgage loan purchase commitments, which are reported in mortgage fees and related income.
(e)Changes in fair value for MSRs are reported in mortgage fees and related income.
(f)Realized (gains)/losses due to DVA for fair value option elected liabilities are reported in principal transactions revenue, and were not material for the three and nine months ended September 30, 2020 and 2019, respectively. Unrealized (gains)/losses are reported in OCI, and they were $120 million and $(62) million for the three months ended September 30, 2020 and 2019, respectively and $(78) million and $108 million for the nine months ended September 30, 2020 and 2019, respectively.
(g)Loan originations are included in purchases.
(h)Includes financial assets and liabilities that have matured, been partially or fully repaid, impacts of modifications deconsolidations associated with beneficial interests in VIEs and other items.
(i)All transfers into and/or out of level 3 are based on changes in the observability and/or significance of the valuation inputs and are assumed to occur at the beginning of the quarterly reporting period in which they occur.
Level 3 analysis
Consolidated balance sheets changes
Level 3 assets at fair value, including assets measured at fair value on a nonrecurring basis, were 0.6% of total Firm assets at September 30, 2020. The following describes significant changes to level 3 assets since December 31, 2019, for those items measured at fair value on a recurring basis. Refer to Assets and liabilities measured at fair value on a nonrecurring basis on page 112 for further information on changes impacting items measured at fair value on a nonrecurring basis.
Three and nine months ended September 30, 2020
Level 3 assets were $16.4 billion at September 30, 2020, reflecting a decrease of $980 million from June 30, 2020 with no movements that were significant and an increase of $2.9 billion from December 31, 2019.
The increase for the nine months ended September 30, 2020 was driven by:
•$2.0 billion increase in gross equity derivative receivables due to gains and purchases net of settlements.
•$1.3 billion increase in non-trading loans due to net transfers.
largely offset by
•$1.7 billion decrease in MSRs due to losses.
Refer to the sections below for additional information.
Transfers between levels for instruments carried at fair value on a recurring basis
For the three months ended September 30, 2020, there were no significant transfers from level 2 into level 3.
For the nine months ended September 30, 2020, significant transfers from level 2 into level 3 included the following:
•$2.2 billion of gross equity derivative receivables and $2.7 billion of gross equity derivative payables as a result of a decrease in observability and an increase in the significance of unobservable inputs.
•$2.3 billion of non-trading loans, driven by a decrease in observability.
•$1.1 billion of long-term debt driven by a decrease in observability and an increase in the significance of unobservable inputs for certain structured notes.
For the three months ended September 30, 2020, significant transfers from level 3 into level 2 included the following:
•$965 million of gross equity derivative payables as a result of an increase in observability and a decrease in the significance of unobservable inputs.
For the nine months ended September 30, 2020, significant transfers from level 3 into level 2 included the following:
•$1.7 billion of gross equity derivative receivables and $1.9 billion of gross equity derivative payables as a result of an increase in observability and a decrease in the significance of unobservable inputs.
•$1.1 billion of long-term debt driven by an increase in observability and a decrease in the significance of unobservable inputs for certain structured notes.
For the three and nine months ended September 30, 2019, there were no significant transfers from level 2 into level 3.
For the three and nine months ended September 30, 2019, significant transfers from level 3 to level 2 included $906 million and $927 million, respectively of gross commodities derivative payables as a result of an increase in observability.
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
Three months ended September 30, 2020
•$744 million of net losses on assets, driven by market movements in net equity derivative receivables.
•$763 million of net losses on liabilities, driven by market movements in long-term debt.
Three months ended September 30, 2019
•$1.6 billion of net losses on assets, predominantly driven by net derivative receivables due to market movements and MSRs largely reflecting faster prepayment speeds on lower rates. Refer to Note 15 for information on MSRs.
•$205 million of net losses on liabilities, none of which were significant.
Nine months ended September 30, 2020
•$374 million of net gains on assets, driven by gains in net interest rate derivative receivables due to market movements largely offset by losses in MSRs reflecting faster prepayment speeds on lower rates. Refer to Note 15 for additional information on MSRs.
•$845 million of net gains on liabilities, predominantly driven by market movements in long-term debt.
Nine months ended September 30, 2019
•$2.5 billion of net losses on assets, driven by net derivative receivables due to market movements and MSRs reflecting faster prepayment speeds on lower rates. Refer to Note 15 for additional information on MSRs.
•$2.3 billion of net losses on liabilities, predominantly driven by market movements in long-term debt.

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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Credit and funding adjustments:
Derivatives CVA	$144	$55	$(574)	$71
Derivatives FVA	109	(83)	(236)	(20)
Refer to Note 2 of JPMorgan Chase’s 2019 Form 10-K for further information about both credit and funding adjustments, as well as information about valuation adjustments on fair value option elected liabilities.

Assets and liabilities measured at fair value on a nonrecurring basis
The following tables present the assets and liabilities held as of September 30, 2020 and 2019, respectively, for which nonrecurring fair value adjustments were recorded during the nine months ended September 30, 2020 and 2019, respectively, by major product category and fair value hierarchy.

	Fair value hierarchy					Total fair value
September 30, 2020 (in millions)	Level 1	Level 2		Level 3
Loans	$—	$1,714	(c)	$788	(d)	$2,502
Other assets(a)	—	11		945		956
Total assets measured at fair value on a nonrecurring basis	$—	$1,725		$1,733		$3,458
Accounts payable and other liabilities(b)	—	—		3		3
Total liabilities measured at fair value on a nonrecurring basis	$—	$—		$3		$3

	Fair value hierarchy					Total fair value
September 30, 2019 (in millions)	Level 1	Level 2		Level 3
Loans	$—	$5,338	(c)	$246		$5,584
Other assets	—	18		789	(e)	807
Total assets measured at fair value on a nonrecurring basis	$—	$5,356		$1,035		$6,391
(a)Primarily includes equity securities without readily determinable fair values that were adjusted based on observable price changes in orderly transactions from an identical or similar investment of the same issuer (measurement alternative). Of the $945 million in level 3 assets measured at fair value on a nonrecurring basis as of September 30, 2020, $377 million related to equity securities adjusted based on the measurement alternative. These equity securities are classified as level 3 due to the infrequency of the observable prices and/or the restrictions on the shares.
(b)Represents at September 30, 2020 the net markdowns associated with $556 million of held-for-sale positions related to unfunded commitments in the bridge financing portfolio. There were no liabilities measured at fair value on a nonrecurring basis at September 30, 2019.
(c)Primarily includes certain mortgage loans that were reclassified to held-for-sale.
(d)Of the $788 million in level 3 assets measured at fair value on a nonrecurring basis as of September 30, 2020, $471 million related to residential real estate loans carried at the net realizable value of the underlying collateral (e.g., collateral-dependent loans). These amounts are classified as level 3 as they are valued using information from broker’s price opinions, appraisals and automated valuation models and discounted based upon the Firm’s experience with actual liquidation values. These discounts ranged from 14% to 46% with a weighted average of 30%.
(e)Prior-period amounts have been revised to conform with the current presentation.
Nonrecurring fair value changes
The following table presents the total change in value of assets and liabilities for which fair value adjustments have been recognized for the three and nine months ended September 30, 2020 and 2019, related to assets and liabilities held at those dates.

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2020		2019		2020		2019
Loans(a)	$(35)		$(142)		$(318)		$(232)
Other assets(b)	(363)		37	(d)	(539)		137	(d)
Accounts payable and other liabilities	92	(c)	—		(3)	(c)	—
Total nonrecurring fair value gains/(losses)	$(306)		$(105)		$(860)		$(95)
(a)Includes the impact of certain mortgage loans that were reclassified to held-for-sale.
(b)Included $2 million and $48 million for the three months ended September 30, 2020 and 2019, respectively and $(155) million and $146 million for the nine months ended September 30, 2020 and 2019, respectively, of net (losses)/gains as a result of the measurement alternative.
(c)Represents marks on held-for-sale positions related to unfunded commitments in the bridge financing portfolio.
(d)Prior-period amounts have been revised to conform with the current presentation.
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
The following table presents the carrying value of equity securities without readily determinable fair values still held as of September 30, 2020 and 2019, that are measured under the measurement alternative and the related adjustments recorded during the periods presented for those securities with observable price changes. These securities are included in the nonrecurring fair value tables when applicable price changes are observable.

	Three months ended			Nine months ended
	September 30			September 30
As of or for the period ended,
(in millions)	2020	2019		2020	2019
Other assets
Carrying value(a)	$2,329	$2,771		$2,329	$2,771
Upward carrying value changes(b)	36	48	(d)	49	183	(d)
Downward carrying value changes/impairment(c)	(34)	—		(204)	(37)
(a)The carrying value as of December 31, 2019 was $2.4 billion. The period-end carrying values reflect cumulative purchases and sales in addition to upward and downward carrying value changes.
(b)The cumulative upward carrying value changes between January 1, 2018 and September 30, 2020 were $590 million.
(c)The cumulative downward carrying value changes/impairment between January 1, 2018 and September 30, 2020 were $(334) million.
(d)Prior-period amounts have been revised to conform with the current presentation.
Included in other assets above is the Firm’s interest in approximately 40 million Visa Class B shares, recorded at a nominal carrying value. These shares are subject to certain transfer restrictions currently and will be convertible into Visa Class A shares upon final resolution of certain litigation matters involving Visa. The conversion rate of Visa Class B shares into Visa Class A shares is 1.6228 at September 30, 2020, and may be adjusted by Visa depending on developments related to the litigation matters.

Additional disclosures about the fair value of financial instruments that are not carried on the Consolidated balance sheets at fair value
The following table presents by fair value hierarchy classification the carrying values and estimated fair values at September 30, 2020, and December 31, 2019, of financial assets and liabilities, excluding financial instruments that are carried at fair value on a recurring basis, and their classification within the fair value hierarchy.

	September 30, 2020					December 31, 2019
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value
Financial assets
Cash and due from banks	$20.8	$20.8	$—	$—	$20.8	$21.7	$21.7	$—	$—	$21.7
Deposits with banks	466.7	466.7	—	—	466.7	241.9	241.9	—	—	241.9
Accrued interest and accounts receivable	76.0	—	75.9	0.1	76.0	71.3	—	71.2	0.1	71.3
Federal funds sold and securities purchased under resale agreements	35.1	—	35.1	—	35.1	234.6	—	234.6	—	234.6
Securities borrowed	97.9	—	97.9	—	97.9	133.5	—	133.5	—	133.5
Investment securities, held-to-maturity	141.6	0.1	144.9	—	145.0	47.5	0.1	48.8	—	48.9
Loans, net of allowance for loan losses(a)	920.7	—	211.7	737.0	948.7	939.5	—	214.1	734.9	949.0
Other	77.0	—	75.8	1.4	77.2	61.3	—	60.6	0.8	61.4
Financial liabilities
Deposits	$1,982.1	$—	$1,982.2	$—	$1,982.2	$1,533.8	$—	$1,534.1	$—	$1,534.1
Federal funds purchased and securities loaned or sold under repurchase agreements	55.5	—	55.5	—	55.5	183.1	—	183.1	—	183.1
Short-term borrowings	23.0	—	23.0	—	23.0	35.0	—	35.0	—	35.0
Accounts payable and other liabilities	189.5	—	185.4	3.8	189.2	164.0	0.1	160.0	3.5	163.6
Beneficial interests issued by consolidated VIEs	19.2	—	19.2	—	19.2	17.8	—	17.9	—	17.9
Long-term debt	206.2	—	205.5	3.2	208.7	215.5	—	218.3	3.5	221.8
(a)Fair value is typically estimated using a discounted cash flow model that incorporates the characteristics of the underlying loans (including principal, contractual interest rate and contractual fees) and other key inputs, including expected lifetime credit losses, interest rates, prepayment rates, and primary origination or secondary market spreads. For certain loans, the fair value is measured based on the value of the underlying collateral. Carrying value of the loan takes into account the loan’s allowance for loan losses, which represents the loan’s expected credit losses over its remaining expected life. The difference between the estimated fair value and carrying value of a loan is generally attributable to changes in market interest rates, including credit spreads, market liquidity premiums and other factors that affect the fair value of a loan but do not affect its carrying value.
The majority of the Firm’s lending-related commitments are not carried at fair value on a recurring basis on the Consolidated balance sheets. The carrying value and the estimated fair value of these wholesale lending-related commitments were as follows for the periods indicated.

	September 30, 2020					December 31, 2019
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value(a) (b)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value(a)	Level 1	Level 2	Level 3	Total estimated fair value
Wholesale lending-related commitments	$2.6	$—	$—	$2.4	$2.4	$1.2	$—	$—	$1.9	$1.9
(a)Excludes the current carrying values of the guarantee liability and the offsetting asset, each of which is recognized at fair value at the inception of the guarantees.
(b)Includes the wholesale allowance for lending-related commitments and net markdowns associated with held-for-sale positions related to unfunded commitments in the bridge financing portfolio.
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
The Firm’s election of fair value includes the following instruments:
•Loans purchased or originated as part of securitization warehousing activity, subject to bifurcation accounting, or managed on a fair value basis, including lending-related commitments
•Certain securities financing agreements
•Owned beneficial interests in securitized financial assets that contain embedded credit derivatives, which would otherwise be required to be separately accounted for as a derivative instrument
•Structured notes, which are predominantly financial instruments that contain embedded derivatives, that are issued as part of client-driven activities
•Certain long-term beneficial interests issued by CIB’s consolidated securitization trusts where the underlying assets are carried at fair value
Changes in fair value under the fair value option election
The following table presents the changes in fair value included in the Consolidated statements of income for the three and nine months ended September 30, 2020 and 2019, for items for which the fair value option was elected. The profit and loss information presented below only includes the financial instruments that were elected to be measured at fair value; related risk management instruments, which are required to be measured at fair value, are not included in the table.

	Three months ended September 30,
	2020				2019
(in millions)	Principal transactions	All other income		Total changes in fair value recorded (f)	Principal transactions	All other income		Total changes in fair value recorded (f)
Federal funds sold and securities purchased under resale agreements	$(148)	$—		$(148)	$(23)	$—		$(23)
Securities borrowed	5	—		5	99	—		99
Trading assets:
Debt and equity instruments, excluding loans	879	—		879	546	—		546
Loans reported as trading assets:
Changes in instrument-specific credit risk(a)	216	—		216	(40)	—		(40)
Other changes in fair value(a)	—	—		—	—	—		—
Loans:
Changes in instrument-specific credit risk(a)	112	(13)	(d)	99	144	(4)	(d)	140
Other changes in fair value(a)	93	928	(d)	1,021	76	320	(d)	396
Other assets(a)	(28)	(7)	(e)	(35)	(5)	—		(5)
Deposits(b)	(147)	—		(147)	(397)	—		(397)
Federal funds purchased and securities loaned or sold under repurchase agreements	58	—		58	2	—		2
Short-term borrowings(b)	(54)	—		(54)	173	—		173
Trading liabilities	1	—		1	—	—		—
Other liabilities	(8)	—		(8)	1	—		1
Long-term debt(b)(c)	(530)	(4)	(d)	(534)	(614)	—		(614)

	Nine months ended September 30,
	2020				2019
(in millions)	Principal transactions	All other income		Total changes in fair value recorded (f)	Principal transactions	All other income		Total changes in fair value recorded (f)
Federal funds sold and securities purchased under resale agreements	$96	$—		$96	$10	$—		$10
Securities borrowed	173	—		173	179	—		179
Trading assets:
Debt and equity instruments, excluding loans	(350)	(1)	(d)	(351)	2,104	—		2,104
Loans reported as trading assets:
Changes in instrument-specific credit risk(a)	(39)	—		(39)	150	—		150
Other changes in fair value(a)	1	—		1	(1)	—		(1)
Loans:
Changes in instrument-specific credit risk(a)	143	2	(d)	145	386	1	(d)	387
Other changes in fair value(a)	357	2,423	(d)	2,780	285	885	(d)	1,170
Other assets(a)	74	1	(e)	75	(2)	3	(e)	1
Deposits(b)	(612)	—		(612)	(1,589)	—		(1,589)
Federal funds purchased and securities loaned or sold under repurchase agreements	(20)	—		(20)	(18)	—		(18)
Short-term borrowings(b)	1,035	—		1,035	(601)	—		(601)
Trading liabilities	1	—		1	5	—		5
Other liabilities	(54)	—		(54)	(7)	—		(7)
Long-term debt(b)(c)	70	(1)	(d)	69	(5,220)	—		(5,220)
(a)In the third quarter of 2020, the Firm reclassified certain fair value option elected lending-related positions from trading assets to loans and other assets. Prior-period amounts have been revised to conform with the current presentation.
(b)Unrealized gains/(losses) due to instrument-specific credit risk (DVA) for liabilities for which the fair value option has been elected are recorded in OCI, while realized gains/(losses) are recorded in principal transactions revenue. Realized gains/(losses) due to instrument-specific credit risk recorded in principal transactions revenue were $1 million and $20 million for the three and nine months ended September 30, 2020, respectively. The amounts were not material for the three and nine months ended September 30, 2019.
(c)Long-term debt measured at fair value predominantly relates to structured notes. Although the risk associated with the structured notes is actively managed, the gains/(losses) reported in this table do not include the income statement impact of the risk management instruments used to manage such risk.
(d)Reported in mortgage fees and related income.
(e)Reported in other income.
(f)Changes in fair value exclude contractual interest, which is included in interest income and interest expense for all instruments other than hybrid financial instruments. Refer to Note 7 for further information regarding interest income and interest expense.

Difference between aggregate fair value and aggregate remaining contractual principal balance outstanding
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of September 30, 2020, and December 31, 2019, for loans, long-term debt and long-term beneficial interests for which the fair value option has been elected.

	September 30, 2020				December 31, 2019
(in millions)	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding
Loans
Nonaccrual loans
Loans reported as trading assets(a)	$2,917		$434	$(2,483)	$2,563		$234	$(2,329)
Loans(a)	2,289		2,008	(281)	964		696	(268)
Subtotal	5,206		2,442	(2,764)	3,527		930	(2,597)
90 or more days past due and government guaranteed(b)
Loans reported as trading assets	—		—	—	—		—	—
Loans	310		297	(13)	138		129	(9)
Subtotal	310		297	(13)	138		129	(9)
All other performing loans(c)
Loans reported as trading assets(a)	7,654		5,844	(1,810)	8,288		6,779	(1,509)
Loans(a)	35,493		35,915	422	43,955		44,130	175
Subtotal	43,147		41,759	(1,388)	52,243		50,909	(1,334)
Total loans	$48,663		$44,498	$(4,165)	$55,908		$51,968	$(3,940)
Long-term debt
Principal-protected debt	$40,141	(e)	$39,536	$(605)	$40,124	(e)	$39,246	$(878)
Nonprincipal-protected debt(d)	NA		33,450	NA	NA		36,499	NA
Total long-term debt	NA		$72,986	NA	NA		$75,745	NA
Long-term beneficial interests
Nonprincipal-protected debt(d)	NA		$39	NA	NA		$36	NA
Total long-term beneficial interests	NA		$39	NA	NA		$36	NA
(a)In the third quarter of 2020, the Firm reclassified certain fair value option elected lending-related positions from trading assets to loans and other assets. Prior-period amounts have been revised to conform with the current presentation.
(b)These balances are excluded from nonaccrual loans as the loans are insured and/or guaranteed by U.S. government agencies.
(c)There were no performing loans that were ninety days or more past due as of September 30, 2020, and December 31, 2019, respectively.
(d)Remaining contractual principal is not applicable to nonprincipal-protected structured notes and long-term beneficial interests. Unlike principal-protected structured notes and long-term beneficial interests, for which the Firm is obligated to return a stated amount of principal at maturity, nonprincipal-protected structured notes and long-term beneficial interests do not obligate the Firm to return a stated amount of principal at maturity, but for structured notes to return an amount based on the performance of an underlying variable or derivative feature embedded in the note. However, investors are exposed to the credit risk of the Firm as issuer for both nonprincipal-protected and principal-protected notes.
(e)Where the Firm issues principal-protected zero-coupon or discount notes, the balance reflects the contractual principal payment at maturity or, if applicable, the contractual principal payment at the Firm’s next call date.
At September 30, 2020, and December 31, 2019, the contractual amount of lending-related commitments for which the fair value option was elected was $13.2 billion and $8.6 billion, respectively, with a corresponding fair value of $(115) million and $(120) million, respectively. Refer to Note 28 of JPMorgan Chase’s 2019 Form 10-K, and Note 23 of this Form 10-Q for further information regarding off-balance sheet lending-related financial instruments. Prior-period amounts have been revised to conform with the current presentation.

Structured note products by balance sheet classification and risk component
The following table presents the fair value of structured notes, by balance sheet classification and the primary risk type.

	September 30, 2020				December 31, 2019
(in millions)	Long-term debt	Short-term borrowings	Deposits	Total	Long-term debt	Short-term borrowings	Deposits	Total
Risk exposure
Interest rate	$36,598	$59	$7,646	$44,303	$35,470	$34	$16,692	$52,196
Credit	5,302	1,052	—	6,354	5,715	875	—	6,590
Foreign exchange	3,645	134	—	3,779	3,862	48	5	3,915
Equity	26,414	5,902	7,094	39,410	29,294	4,852	8,177	42,323
Commodity	363	26	2,274	2,663	472	32	1,454	1,958
Total structured notes	$72,322	$7,173	$17,014	$96,509	$74,813	$5,841	$26,328	$106,982

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

The table below presents both on–balance sheet and off–balance sheet consumer and wholesale-related credit exposure by the Firm’s three credit portfolio segments as of September 30, 2020, and December 31, 2019. The wholesale industry of risk category is generally based on the client or counterparty’s primary business activity.
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

	September 30, 2020					December 31, 2019
	Credit exposure(h)(i)	On-balance sheet			Off-balance sheet(i)(k)	Credit exposure(h)(i)	On-balance sheet		Off-balance sheet(i)(k)
(in millions)		Loans(i)		Derivatives			Loans(i)	Derivatives
Consumer, excluding credit card	$368,523	$322,098	(j)	$—	$46,425	$357,986	$317,817	$—	$40,169
Credit card(a)	803,237	140,377		—	662,860	819,644	168,924	—	650,720
Total consumer-related(a)	1,171,760	462,475		—	709,285	1,177,630	486,741	—	690,889
Wholesale-related(b)
Real Estate	147,483	120,241		1,491	25,751	150,919	117,709	619	32,591
Individuals and Individual Entities(c)	115,469	102,315		1,744	11,410	105,027	94,616	694	9,717
Consumer & Retail	107,037	41,461		2,802	62,774	106,986	36,985	1,424	68,577
Industrials	68,950	23,247		1,570	44,133	62,483	22,063	878	39,542
Technology, Media & Telecommunications	64,800	15,054		3,294	46,452	60,033	15,322	2,766	41,945
Asset Managers	61,569	26,167		8,758	26,644	54,304	24,008	7,160	23,136
Healthcare	59,864	20,617		3,430	35,817	50,824	17,607	2,078	31,139
Banks & Finance Cos	53,385	28,953		7,206	17,226	50,786	31,191	5,165	14,430
Automotive	40,930	16,819		3,453	20,658	35,118	18,844	368	15,906
Oil & Gas	40,431	12,920		1,340	26,171	41,641	13,101	852	27,688
State & Municipal Govt(d)	37,472	17,245		2,435	17,792	30,095	13,271	2,000	14,824
Utilities	30,135	5,213		3,104	21,818	34,843	5,157	2,573	27,113
Transportation	17,154	7,689		1,713	7,752	14,497	5,253	715	8,529
Chemicals & Plastics	16,780	4,577		755	11,448	17,499	4,864	459	12,176
Central Govt	16,265	3,016		11,693	1,556	14,865	2,840	10,477	1,548
Metals & Mining	15,900	4,959		739	10,202	15,586	5,364	402	9,820
Insurance	13,509	1,215		2,741	9,553	12,348	1,356	2,282	8,710
Financial Markets Infrastructure	10,311	177		6,376	3,758	4,121	13	2,482	1,626
Securities Firms	8,092	599		4,865	2,628	7,381	757	4,507	2,117
All other(e)	93,166	48,357		7,117	37,692	79,598	51,357	1,865	26,376
Subtotal	1,018,702	500,841		76,626	441,235	948,954	481,678	49,766	417,510
Loans held-for-sale and loans at fair value	26,424	26,424		—	—	29,201	29,201	—	—
Receivables from customers and other(f)	30,847	—		—	—	33,706	—	—	—
Total wholesale-related	1,075,973	527,265		76,626	441,235	1,011,861	510,879	49,766	417,510
Total exposure(g)(h)	$2,247,733	$989,740		$76,626	$1,150,520	$2,189,491	$997,620	$49,766	$1,108,399
(a)Also includes commercial card lending-related commitments primarily in CB and CIB.
(b)The industry rankings presented in the table as of December 31, 2019, are based on the industry rankings of the corresponding exposures at September 30, 2020, not actual rankings of such exposures at December 31, 2019.
(c)Individuals and Individual Entities predominantly consists of Wealth Management clients within AWM and includes exposure to personal investment companies and personal and testamentary trusts.
(d)In addition to the credit risk exposure to states and municipal governments (both U.S. and non-U.S.) at September 30, 2020, and December 31, 2019, noted above, the Firm held: $7.5 billion and $6.5 billion, respectively, of trading assets; $20.9 billion and $29.8 billion, respectively, of AFS securities; and $12.8 billion and $4.8 billion, respectively, of HTM securities, issued by U.S. state and municipal governments. Refer to Note 2 and Note 10 for further information.
(e)All other includes: SPEs and Private education and civic organizations, representing approximately 91% and 9%, respectively, at September 30, 2020, and 90% and 10%, respectively, at December 31, 2019. Refer to Note 14 for more information on exposures to SPEs.
(f)Receivables from customers reflect held-for-investment margin loans to brokerage clients in CIB and AWM that are collateralized by assets maintained in the clients’ brokerage accounts (e.g., cash on deposit, liquid and readily marketable debt or equity securities), as such generally no allowance for credit losses is held against these receivables. To manage its credit risk the Firm establishes margin requirements and monitors the required margin levels on an ongoing basis, and requires clients to deposit additional cash or other collateral, or to reduce positions, when appropriate. These receivables are reported within accrued interest and accounts receivable on the Firm’s Consolidated balance sheets.
(g)Excludes cash placed with banks of $478.4 billion and $254.0 billion, at September 30, 2020, and December 31, 2019, respectively, which is predominantly placed with various central banks, primarily Federal Reserve Banks.
(h)Credit exposure is net of risk participations and excludes the benefit of credit derivatives used in credit portfolio management activities held against derivative receivables or loans and liquid securities and other collateral held against derivative receivables.
(i)In the third quarter of 2020, the Firm reclassified certain fair value option elected lending-related positions from trading assets to loans. Prior-period amounts have been revised to conform with the current presentation.
(j)At September 30, 2020, included $20.3 billion of loans in Business Banking under the PPP. PPP loans are guaranteed by the SBA. Other than in certain limited circumstances, the Firm typically does not recognize charge-offs, classify as nonaccrual nor record an allowance for loan losses on these loans.
(k)Represents lending-related financial instruments.

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

The following table outlines the Firm’s primary uses of derivatives and the related hedge accounting designation or disclosure category.

Type of Derivative	Use of Derivative	Designation and disclosure	Affected segment or unit	10-Q page reference
Manage specifically identified risk exposures in qualifying hedge accounting relationships:
•Interest rate	Hedge fixed rate assets and liabilities	Fair value hedge	Corporate	127-128
•Interest rate	Hedge floating-rate assets and liabilities	Cash flow hedge	Corporate	129
•Foreign exchange	Hedge foreign currency-denominated assets and liabilities	Fair value hedge	Corporate	127-128
•Foreign exchange	Hedge foreign currency-denominated forecasted revenue and expense	Cash flow hedge	Corporate	129
•Foreign exchange	Hedge the value of the Firm’s investments in non-U.S. dollar functional currency entities	Net investment hedge	Corporate	130
•Commodity	Hedge commodity inventory	Fair value hedge	CIB	127-128
Manage specifically identified risk exposures not designated in qualifying hedge accounting relationships:
•Interest rate	Manage the risk associated with mortgage commitments, warehouse loans and MSRs	Specified risk management	CCB	130
•Credit	Manage the credit risk associated with wholesale lending exposures	Specified risk management	CIB	130
•Interest rate and foreign exchange	Manage the risk associated with certain other specified assets and liabilities	Specified risk management	Corporate	130
Market-making derivatives and other activities:
•Various	Market-making and related risk management	Market-making and other	CIB	130
•Various	Other derivatives	Market-making and other	CIB, AWM, Corporate	130

Notional amount of derivative contracts
The following table summarizes the notional amount of derivative contracts outstanding as of September 30, 2020, and December 31, 2019.

	Notional amounts(b)
(in billions)	September 30, 2020	December 31, 2019
Interest rate contracts
Swaps	$22,746	$21,228
Futures and forwards	4,086	3,152
Written options	3,512	3,938
Purchased options	3,875	4,361
Total interest rate contracts	34,219	32,679
Credit derivatives(a)	1,450	1,242
Foreign exchange contracts
Cross-currency swaps	3,852	3,604
Spot, futures and forwards	7,304	5,577
Written options	810	700
Purchased options	815	718
Total foreign exchange contracts	12,781	10,599
Equity contracts
Swaps	416	406
Futures and forwards	130	142
Written options	752	646
Purchased options	714	611
Total equity contracts	2,012	1,805
Commodity contracts
Swaps	134	147
Spot, futures and forwards	219	211
Written options	138	135
Purchased options	125	124
Total commodity contracts	616	617
Total derivative notional amounts	$51,078	$46,942
(a)Refer to the Credit derivatives discussion on page 131 for more information on volumes and types of credit derivative contracts.
(b)Represents the sum of gross long and gross short third-party notional derivative contracts.
While the notional amounts disclosed above give an indication of the volume of the Firm’s derivatives activity, the notional amounts significantly exceed, in the Firm’s view, the possible losses that could arise from such transactions. For most derivative contracts, the notional amount is not exchanged; it is simply a reference amount used to calculate payments.

Impact of derivatives on the Consolidated balance sheets
The following table summarizes information on derivative receivables and payables (before and after netting adjustments) that are reflected on the Firm’s Consolidated balance sheets as of September 30, 2020, and December 31, 2019, by accounting designation (e.g., whether the derivatives were designated in qualifying hedge accounting relationships or not) and contract type.

Free-standing derivative receivables and payables(a)
	Gross derivative receivables				Gross derivative payables
September 30, 2020 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables(b)	Not designated as hedges	Designated as hedges	Total derivative payables	Net derivative payables(b)
Trading assets and liabilities
Interest rate	$397,677	$802	$398,479	$37,058	$359,357	$—	$359,357	$12,471
Credit	15,144	—	15,144	1,393	16,417	—	16,417	2,242
Foreign exchange	155,016	472	155,488	11,428	164,434	784	165,218	15,513
Equity	73,535	—	73,535	18,936	73,932	—	73,932	19,356
Commodity	21,633	623	22,256	7,811	21,831	1,017	22,848	8,076
Total fair value of trading assets and liabilities	$663,005	$1,897	$664,902	$76,626	$635,971	$1,801	$637,772	$57,658

	Gross derivative receivables				Gross derivative payables
December 31, 2019 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables(b)	Not designated as hedges	Designated as hedges	Total derivative payables	Net derivative payables(b)
Trading assets and liabilities
Interest rate	$312,451	$843	$313,294	$27,421	$279,272	$1	$279,273	$8,603
Credit	14,876	—	14,876	701	15,121	—	15,121	1,652
Foreign exchange	138,179	308	138,487	9,005	144,125	983	145,108	13,158
Equity	45,727	—	45,727	6,477	52,741	—	52,741	12,537
Commodity	16,914	328	17,242	6,162	19,736	149	19,885	7,758
Total fair value of trading assets and liabilities	$528,147	$1,479	$529,626	$49,766	$510,995	$1,133	$512,128	$43,708
(a)Balances exclude structured notes for which the fair value option has been elected. Refer to Note 3 for further information.
(b)As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral receivables and payables when a legally enforceable master netting agreement exists.

Derivatives netting
The following tables present, as of September 30, 2020, and December 31, 2019, gross and net derivative receivables and payables by contract and settlement type. Derivative receivables and payables, as well as the related cash collateral from the same counterparty, have been netted on the Consolidated balance sheets where the Firm has obtained an appropriate legal opinion with respect to the master netting agreement. Where such a legal opinion has not been either sought or obtained, amounts are not eligible for netting on the Consolidated balance sheets, and those derivative receivables and payables are shown separately in the tables below.
In addition to the cash collateral received and transferred that is presented on a net basis with derivative receivables and payables, the Firm receives and transfers additional collateral (financial instruments and cash). These amounts mitigate counterparty credit risk associated with the Firm’s derivative instruments, but are not eligible for net presentation:
•collateral that consists of non-cash financial instruments (generally U.S. government and agency securities and other G7 government securities) and cash collateral held at third-party custodians, which are shown separately as “Collateral not nettable on the Consolidated balance sheets” in the tables below, up to the fair value exposure amount;
•the amount of collateral held or transferred that exceeds the fair value exposure at the individual counterparty level, as of the date presented, which is excluded from the tables below; and
•collateral held or transferred that relates to derivative receivables or payables where an appropriate legal opinion has not been either sought or obtained with respect to the master netting agreement, which is excluded from the tables below.

	September 30, 2020				December 31, 2019
(in millions)	Gross derivative receivables	Amounts netted on the Consolidated balance sheets	Net derivative receivables		Gross derivative receivables	Amounts netted on the Consolidated balance sheets	Net derivative receivables
U.S. GAAP nettable derivative receivables
Interest rate contracts:
Over-the-counter (“OTC”)	$376,615	$(345,771)	$30,844		$299,205	$(276,255)	$22,950
OTC–cleared	15,121	(14,984)	137		9,442	(9,360)	82
Exchange-traded(a)	673	(666)	7		347	(258)	89
Total interest rate contracts	392,409	(361,421)	30,988		308,994	(285,873)	23,121
Credit contracts:
OTC	10,710	(9,913)	797		10,743	(10,317)	426
OTC–cleared	3,856	(3,838)	18		3,864	(3,858)	6
Total credit contracts	14,566	(13,751)	815		14,607	(14,175)	432
Foreign exchange contracts:
OTC	151,749	(143,538)	8,211		136,252	(129,324)	6,928
OTC–cleared	538	(521)	17		185	(152)	33
Exchange-traded(a)	17	(1)	16		10	(6)	4
Total foreign exchange contracts	152,304	(144,060)	8,244		136,447	(129,482)	6,965
Equity contracts:
OTC	31,974	(25,914)	6,060		23,106	(20,820)	2,286
Exchange-traded(a)	33,230	(28,685)	4,545		19,654	(18,430)	1,224
Total equity contracts	65,204	(54,599)	10,605		42,760	(39,250)	3,510
Commodity contracts:
OTC	11,812	(8,395)	3,417		7,093	(5,149)	1,944
OTC–cleared	22	(22)	—		28	(28)	—
Exchange-traded(a)	6,317	(6,028)	289		6,154	(5,903)	251
Total commodity contracts	18,151	(14,445)	3,706		13,275	(11,080)	2,195
Derivative receivables with appropriate legal opinion	642,634	(588,276)	54,358	(d)	516,083	(479,860)	36,223	(d)
Derivative receivables where an appropriate legal opinion has not been either sought or obtained	22,268		22,268		13,543		13,543
Total derivative receivables recognized on the Consolidated balance sheets	$664,902		$76,626		$529,626		$49,766
Collateral not nettable on the Consolidated balance sheets(b)(c)			(17,742)				(14,226)
Net amounts			$58,884				$35,540

	September 30, 2020				December 31, 2019
(in millions)	Gross derivative payables	Amounts netted on the Consolidated balance sheets	Net derivative payables		Gross derivative payables	Amounts netted on the Consolidated balance sheets	Net derivative payables
U.S. GAAP nettable derivative payables
Interest rate contracts:
OTC	$340,775	$(330,136)	$10,639		$267,311	$(260,229)	$7,082
OTC–cleared	16,396	(16,172)	224		10,217	(10,138)	79
Exchange-traded(a)	584	(578)	6		365	(303)	62
Total interest rate contracts	357,755	(346,886)	10,869		277,893	(270,670)	7,223
Credit contracts:
OTC	11,855	(10,369)	1,486		11,570	(10,080)	1,490
OTC–cleared	3,815	(3,806)	9		3,390	(3,389)	1
Total credit contracts	15,670	(14,175)	1,495		14,960	(13,469)	1,491
Foreign exchange contracts:
OTC	161,052	(149,114)	11,938		142,360	(131,792)	10,568
OTC–cleared	596	(587)	9		186	(152)	34
Exchange-traded(a)	17	(4)	13		12	(6)	6
Total foreign exchange contracts	161,665	(149,705)	11,960		142,558	(131,950)	10,608
Equity contracts:
OTC	31,055	(25,921)	5,134		27,594	(21,778)	5,816
Exchange-traded(a)	32,508	(28,655)	3,853		20,216	(18,426)	1,790
Total equity contracts	63,563	(54,576)	8,987		47,810	(40,204)	7,606
Commodity contracts:
OTC	11,868	(8,590)	3,278		8,714	(6,235)	2,479
OTC–cleared	39	(39)	—		30	(30)	—
Exchange-traded(a)	6,201	(6,143)	58		6,012	(5,862)	150
Total commodity contracts	18,108	(14,772)	3,336		14,756	(12,127)	2,629
Derivative payables with appropriate legal opinion	616,761	(580,114)	36,647	(d)	497,977	(468,420)	29,557	(d)
Derivative payables where an appropriate legal opinion has not been either sought or obtained	21,011		21,011		14,151		14,151
Total derivative payables recognized on the Consolidated balance sheets	$637,772		$57,658		$512,128		$43,708
Collateral not nettable on the Consolidated balance sheets(b)(c)			(11,359)				(7,896)
Net amounts			$46,299				$35,812
(a)Exchange-traded derivative balances that relate to futures contracts are settled daily.
(b)Represents liquid security collateral as well as cash collateral held at third-party custodians related to derivative instruments where an appropriate legal opinion has been obtained. For some counterparties, the collateral amounts of financial instruments may exceed the derivative receivables and derivative payables balances. Where this is the case, the total amount reported is limited to the net derivative receivables and net derivative payables balances with that counterparty.
(c)Derivative collateral relates only to OTC and OTC-cleared derivative instruments.
(d)Net derivatives receivable included cash collateral netted of $80.1 billion and $65.9 billion at September 30, 2020, and December 31, 2019, respectively. Net derivatives payable included cash collateral netted of $71.9 billion and $54.4 billion at September 30, 2020, and December 31, 2019, respectively. Derivative cash collateral relates to OTC and OTC-cleared derivative instruments.

Liquidity risk and credit-related contingent features
Refer to Note 5 of JPMorgan Chase’s 2019 Form 10-K for a more detailed discussion of liquidity risk and credit-related contingent features related to the Firm’s derivative contracts.
The following table shows the aggregate fair value of net derivative payables related to OTC and OTC-cleared derivatives that contain contingent collateral or termination features that may be triggered upon a ratings downgrade, and the associated collateral the Firm has posted in the normal course of business, at September 30, 2020, and December 31, 2019.

OTC and OTC-cleared derivative payables containing downgrade triggers
(in millions)	September 30, 2020	December 31, 2019
Aggregate fair value of net derivative payables	$25,629	$14,819
Collateral posted	24,299	13,329
The following table shows the impact of a single-notch and two-notch downgrade of the long-term issuer ratings of JPMorgan Chase & Co. and its subsidiaries, predominantly JPMorgan Chase Bank, N.A., at September 30, 2020, and December 31, 2019, related to OTC and OTC-cleared derivative contracts with contingent collateral or termination features that may be triggered upon a ratings downgrade. Derivatives contracts generally require additional collateral to be posted or terminations to be triggered when the predefined threshold rating is breached. A downgrade by a single rating agency that does not result in a rating lower than a preexisting corresponding rating provided by another major rating agency will generally not result in additional collateral (except in certain instances in which additional initial margin may be required upon a ratings downgrade), nor in termination payments requirements. The liquidity impact in the table is calculated based upon a downgrade below the lowest current rating of the rating agencies referred to in the derivative contract.

Liquidity impact of downgrade triggers on OTC and OTC-cleared derivatives
	September 30, 2020		December 31, 2019
(in millions)	Single-notch downgrade	Two-notch downgrade	Single-notch downgrade	Two-notch downgrade
Amount of additional collateral to be posted upon downgrade(a)	$163	$1,273	$189	$1,467
Amount required to settle contracts with termination triggers upon downgrade(b)	158	1,977	104	1,398
(a)Includes the additional collateral to be posted for initial margin.
(b)Amounts represent fair values of derivative payables, and do not reflect collateral posted.
Derivatives executed in contemplation of a sale of the underlying financial asset
In certain instances the Firm enters into transactions in which it transfers financial assets but maintains the economic exposure to the transferred assets by entering into a derivative with the same counterparty in contemplation of the initial transfer. The Firm generally accounts for such transfers as collateralized financing transactions as described in Note 11, but in limited circumstances they may qualify to be accounted for as a sale and a derivative under U.S. GAAP. The amount of such transfers accounted for as a sale where the associated derivative was outstanding was not material at September 30, 2020 and December 31, 2019.

Impact of derivatives on the Consolidated statements of income
The following tables provide information related to gains and losses recorded on derivatives based on their hedge accounting designation or purpose.
Fair value hedge gains and losses
The following tables present derivative instruments, by contract type, used in fair value hedge accounting relationships, as well as pre-tax gains/(losses) recorded on such derivatives and the related hedged items for the three and nine months ended September 30, 2020 and 2019, respectively. The Firm includes gains/(losses) on the hedging derivative in the same line item in the Consolidated statements of income as the related hedged item.

	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
Three months ended September 30, 2020 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$(464)	$743	$279	$—	$309	$—
Foreign exchange(c)	307	(280)	27	(79)	27	(91)
Commodity(d)	(569)	593	24	—	14	—
Total	$(726)	$1,056	$330	$(79)	$350	$(91)

	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
Three months ended September 30, 2019 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$1,770	$(1,550)	$220	$—	$228	$—
Foreign exchange(c)	(167)	293	126	(224)	126	(1)
Commodity(d)	278	(232)	46	—	49	—
Total	$1,881	$(1,489)	$392	$(224)	$403	$(1)

	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
Nine months ended September 30, 2020 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$4,087	$(3,333)	$754	$—	$728	$—
Foreign exchange(c)	579	(430)	149	(379)	149	45
Commodity(d)	(771)	882	111	—	107	—
Total	$3,895	$(2,881)	$1,014	$(379)	$984	$45

	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
Nine months ended September 30, 2019 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$4,996	$(4,399)	$597	$—	$596	$—
Foreign exchange(c)	(31)	401	370	(675)	370	114
Commodity(d)	(164)	237	73	—	67	—
Total	$4,801	$(3,761)	$1,040	$(675)	$1,033	$114
(a)Primarily consists of hedges of the benchmark (e.g., London Interbank Offered Rate (“LIBOR”)) interest rate risk of fixed-rate long-term debt and AFS securities. Gains and losses were recorded in net interest income.
(b)Excludes the amortization expense associated with the inception hedge accounting adjustment applied to the hedged item. This expense is recorded in net interest income and substantially offsets the income statement impact of the excluded components. Also excludes the accrual of interest on interest rate swaps and the related hedged items.
(c)Primarily consists of hedges of the foreign currency risk of long-term debt and AFS securities for changes in spot foreign currency rates. Gains and losses related to the derivatives and the hedged items due to changes in foreign currency rates and the income statement impact of excluded components were recorded primarily in principal transactions revenue and net interest income.
(d)Consists of overall fair value hedges of physical commodities inventories that are generally carried at the lower of cost or net realizable value (net realizable value approximates fair value). Gains and losses were recorded in principal transactions revenue.
(e)The assessment of hedge effectiveness excludes certain components of the changes in fair values of the derivatives and hedged items such as forward points on foreign exchange forward contracts, time values and cross-currency basis spreads. Excluded components may impact earnings either through amortization of the initial amount over the life of the derivative, or through fair value changes recognized in the current period.
(f)Represents the change in value of amounts excluded from the assessment of effectiveness under the amortization approach, predominantly cross-currency basis spreads. The amount excluded at inception of the hedge is recognized in earnings over the life of the derivative.

As of September 30, 2020 and December 31, 2019, the following amounts were recorded on the Consolidated balance sheets related to certain cumulative fair value hedge basis adjustments that are expected to reverse through the income statement in future periods as an adjustment to yield.

	Carrying amount of the hedged items(a)(b)		Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged items:
September 30, 2020 (in millions)			Active hedging relationships	Discontinued hedging relationships(d)(e)	Total
Assets
Investment securities - AFS	$136,335	(c)	$5,171	$800	$5,971
Liabilities
Long-term debt	$173,402		$5,324	$11,790	$17,114
Beneficial interests issued by consolidated VIEs	746		—	(3)	(3)

	Carrying amount of the hedged items(a)(b)		Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged items:
December 31, 2019 (in millions)			Active hedging relationships	Discontinued hedging relationships(d)(e)	Total
Assets
Investment securities - AFS	$125,860	(c)	$2,110	$278	$2,388
Liabilities
Long-term debt	$157,545		$6,719	$161	$6,880
Beneficial interests issued by consolidated VIEs	2,365		—	(8)	(8)
(a)Excludes physical commodities with a carrying value of $9.5 billion and $6.5 billion at September 30, 2020 and December 31, 2019, respectively, to which the Firm applies fair value hedge accounting. As a result of the application of hedge accounting, these inventories are carried at fair value, thus recognizing unrealized gains and losses in current periods. Since the Firm exits these positions at fair value, there is no incremental impact to net income in future periods.
(b)Excludes hedged items where only foreign currency risk is the designated hedged risk, as basis adjustments related to foreign currency hedges will not reverse through the income statement in future periods. At September 30, 2020 and December 31, 2019, the carrying amount excluded for AFS securities is $14.4 billion and $14.9 billion, respectively, and for long-term debt is $6.4 billion and $2.8 billion, respectively.
(c)Carrying amount represents the amortized cost.
(d)Represents basis adjustments existing on the balance sheet date associated with hedged items that have been de-designated from qualifying fair value hedging relationships.
(e)Positive amounts related to assets represent cumulative fair value hedge basis adjustments that will reduce net interest income in future periods. Positive (negative) amounts related to liabilities represent cumulative fair value hedge basis adjustments that will increase (reduce) net interest income in future periods.

Cash flow hedge gains and losses
The following tables present derivative instruments, by contract type, used in cash flow hedge accounting relationships, and the pre-tax gains/(losses) recorded on such derivatives, for the three and nine months ended September 30, 2020 and 2019, respectively. The Firm includes the gain/(loss) on the hedging derivative in the same line item in the Consolidated statements of income as the change in cash flows on the related hedged item.

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Three months ended September 30, 2020 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$214	$8	$(206)
Foreign exchange(b)	13	126	113
Total	$227	$134	$(93)

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Three months ended September 30, 2019 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(16)	$290	$306
Foreign exchange(b)	(21)	(68)	(47)
Total	$(37)	$222	$259

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Nine months ended September 30, 2020 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$332	$3,881	$3,549
Foreign exchange(b)	(4)	(94)	(90)
Total	$328	$3,787	$3,459

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Nine months ended September 30, 2019 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(12)	$501	$513
Foreign exchange(b)	(90)	(37)	53
Total	$(102)	$464	$566
(a)Primarily consists of hedges of LIBOR-indexed floating-rate assets and floating-rate liabilities. Gains and losses were recorded in net interest income.
(b)Primarily consists of hedges of the foreign currency risk of non-U.S. dollar-denominated revenue and expense. The income statement classification of gains and losses follows the hedged item – primarily noninterest revenue and compensation expense.
The Firm did not experience any forecasted transactions that failed to occur for the three and nine months ended September 30, 2020 and 2019.
Over the next 12 months, the Firm expects that approximately $709 million (after-tax) of net gains recorded in AOCI at September 30, 2020, related to cash flow hedges will be recognized in income. For cash flow hedges that have been terminated, the maximum length of time over which the derivative results recorded in AOCI will be recognized in earnings is approximately nine years, corresponding to the timing of the originally hedged forecasted cash flows.
For open cash flow hedges, the maximum length of time over which forecasted transactions are hedged is approximately seven years. The Firm’s longer-dated forecasted transactions relate to core lending and borrowing activities.

Net investment hedge gains and losses
The following table presents hedging instruments, by contract type, that were used in net investment hedge accounting relationships, and the pre-tax gains/(losses) recorded on such instruments for the three and nine months ended September 30, 2020 and 2019.

	Gains/(losses) recorded in income and other comprehensive income/(loss)
	2020		2019
Three months ended September 30, (in millions)	Amounts recorded in income(a)(b)	Amounts recorded in OCI	Amounts recorded in income(a)(b)	Amounts recorded in OCI
Foreign exchange derivatives	$(37)	$(868)	$17	$866

	Gains/(losses) recorded in income and other comprehensive income/(loss)
	2020		2019
Nine months ended September 30, (in millions)	Amounts recorded in income(a)(b)	Amounts recorded in OCI	Amounts recorded in income(a)(b)	Amounts recorded in OCI
Foreign exchange derivatives	$(108)	$308	$65	$705
(a)Certain components of hedging derivatives are permitted to be excluded from the assessment of hedge effectiveness, such as forward points on foreign exchange forward contracts. The Firm elects to record changes in fair value of these amounts directly in other income.
(b)Excludes amounts reclassified from AOCI to income on the sale or liquidation of hedged entities. During the nine months ended September 30, 2020, the Firm reclassified pre-tax (losses) of $(8) million to other income related to the liquidation of certain legal entities and the amount was not material for the three months ended September 30, 2020. During the nine months ended September 30, 2019, the Firm reclassified net pre-tax gains of $5 million to other income related to the liquidation of certain legal entities. Refer to Note 20 for further information.

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

	Derivatives gains/(losses) recorded in income
	Three months ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Contract type
Interest rate(a)	$597	$769	$2,533	$1,718
Credit(b)	(19)	(21)	(58)	(33)
Foreign exchange(c)	18	40	96	15
Total	$596	$788	$2,571	$1,700
(a)Primarily represents interest rate derivatives used to hedge the interest rate risk inherent in mortgage commitments, warehouse loans and MSRs, as well as written commitments to originate warehouse loans. Gains and losses were recorded predominantly in mortgage fees and related income.
(b)Relates to credit derivatives used to mitigate credit risk associated with lending exposures in the Firm’s wholesale businesses. These derivatives do not include credit derivatives used to mitigate counterparty credit risk arising from derivative receivables, which is included in gains and losses on derivatives related to market-making activities and other derivatives. Gains and losses were recorded in principal transactions revenue.
(c)Primarily relates to derivatives used to mitigate foreign exchange risk of specified foreign currency-denominated assets and liabilities. Gains and losses were recorded in principal transactions revenue.
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

Credit derivatives
Refer to Note 5 of JPMorgan Chase’s 2019 Form 10-K for a more detailed discussion of credit derivatives. The following tables present a summary of the notional amounts of credit derivatives and credit-related notes the Firm sold and purchased as of September 30, 2020 and December 31, 2019. The Firm does not use notional amounts of credit derivatives as the primary measure of risk management for such derivatives, because the notional amount does not take into account the probability of the occurrence of a credit event, the recovery value of the reference obligation, or related cash instruments and economic hedges, each of which reduces, in the Firm’s view, the risks associated with such derivatives.
Total credit derivatives and credit-related notes

	Maximum payout/Notional amount
September 30, 2020 (in millions)	Protection sold	Protection purchased with identical underlyings(b)		Net protection (sold)/purchased(c)	Other protection purchased(d)
Credit derivatives
Credit default swaps	$(655,517)	$671,373		$15,856	$3,847
Other credit derivatives(a)	(45,964)	63,025		17,061	10,197
Total credit derivatives	(701,481)	734,398		32,917	14,044
Credit-related notes	—	—		—	9,452
Total	$(701,481)	$734,398		$32,917	$23,496

	Maximum payout/Notional amount
December 31, 2019 (in millions)	Protection sold	Protection purchased with identical underlyings(b)		Net protection (sold)/purchased(c)	Other protection purchased(d)
Credit derivatives
Credit default swaps	$(562,338)	$571,892		$9,554	$3,936
Other credit derivatives(a)	(50,395)	(e) 46,541	(e)	(3,854)	7,364
Total credit derivatives	(612,733)	618,433		5,700	11,300
Credit-related notes	—	—		—	9,606
Total	$(612,733)	$618,433		$5,700	$20,906
(a)Other credit derivatives predominantly consist of credit swap options and total return swaps.
(b)Represents the total notional amount of protection purchased where the underlying reference instrument is identical to the reference instrument on protection sold; the notional amount of protection purchased for each individual identical underlying reference instrument may be greater or lower than the notional amount of protection sold.
(c)Does not take into account the fair value of the reference obligation at the time of settlement, which would generally reduce the amount the seller of protection pays to the buyer of protection in determining settlement value.
(d)Represents protection purchased by the Firm on referenced instruments (single-name, portfolio or index) where the Firm has not sold any protection on the identical reference instrument.
(e)Prior-period amounts have been revised to conform with the current presentation.
The following tables summarize the notional amounts by the ratings, maturity profile, and total fair value, of credit derivatives and credit-related notes as of September 30, 2020, and December 31, 2019, where JPMorgan Chase is the seller of protection. The maturity profile is based on the remaining contractual maturity of the credit derivative contracts. The ratings profile is based on the rating of the reference entity on which the credit derivative contract is based. The ratings and maturity profile of credit derivatives and credit-related notes where JPMorgan Chase is the purchaser of protection are comparable to the profile reflected below.

Protection sold — credit derivatives and credit-related notes ratings(a)/maturity profile
September 30, 2020 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)	Fair value of payables(b)	Net fair value
Risk rating of reference entity
Investment-grade	$(102,910)	$(334,763)	$(87,060)	$(524,733)	$4,837	$(1,757)	$3,080
Noninvestment-grade	(37,438)	(112,679)	(26,631)	(176,748)	3,332	(4,325)	(993)
Total	$(140,348)	$(447,442)	$(113,691)	$(701,481)	$8,169	$(6,082)	$2,087

December 31, 2019 (in millions)	<1 year(c)	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)(c)	Fair value of payables(b)(c)	Net fair value
Risk rating of reference entity
Investment-grade	$(119,788)	$(311,407)	$(42,129)	$(473,324)	$6,168	$(901)	$5,267
Noninvestment-grade	(41,799)	(87,769)	(9,841)	(139,409)	4,287	(2,817)	1,470
Total	$(161,587)	$(399,176)	$(51,970)	$(612,733)	$10,455	$(3,718)	$6,737
(a)The ratings scale is primarily based on external credit ratings defined by S&P and Moody’s.
(b)Amounts are shown on a gross basis, before the benefit of legally enforceable master netting agreements including cash collateral netting.
(c)Prior-period amounts have been revised to conform with the current presentation.

Note 6 – Noninterest revenue and noninterest expense
Noninterest revenue
Refer to Note 6 of JPMorgan Chase’s 2019 Form 10-K for a discussion of the components of and accounting policies for the Firm’s noninterest revenue.
Investment banking fees
The following table presents the components of investment banking fees.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Underwriting
Equity	$736	$517	$2,037	$1,293
Debt	1,019	955	3,342	2,720
Total underwriting	1,755	1,472	5,379	4,013
Advisory	432	495	1,524	1,645
Total investment banking fees	$2,187	$1,967	$6,903	$5,658
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

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2020		2019		2020		2019
Trading revenue by instrument type
Interest rate(a)	$287		$866	(d)	$2,258		$2,128	(d)
Credit(b)	950	(c)	309	(d)	2,201	(c)	1,402	(d)
Foreign exchange	714		876	(d)	3,606		2,501	(d)
Equity	1,410		1,007	(d)	4,816		4,282	(d)
Commodity	747		372	(d)	1,775		984	(d)
Total trading revenue	4,108		3,430		14,656		11,297
Private equity gains/(losses)	34		19		44		(58)
Principal transactions	$4,142		$3,449		$14,700		$11,239
(a)Includes the impact of changes in funding valuation adjustments on derivatives.
(b)Includes the impact of changes in credit valuation adjustments on derivatives, net of the associated hedging activities.
(c)Includes marks on held-for-sale positions, including unfunded commitments, in the bridge financing portfolio.
(d)Prior-period amounts were revised to conform with the current presentation.
Lending- and deposit-related fees
The following table presents the components of lending- and deposit-related fees.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Lending-related fees	$337	$286	$916	$861
Deposit-related fees(a)	1,310	1,385	3,868	3,993
Total lending- and deposit-related fees	$1,647	$1,671	$4,784	$4,854
(a)In the first quarter of 2020, the Firm reclassified certain fees from asset management, administration and commissions to lending- and deposit-related fees. Prior-period amounts have been revised to conform with the current presentation.
Asset management, administration and commissions
The following table presents the components of asset management, administration and commissions.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Asset management fees
Investment management fees(a)	$2,937	$2,738	$8,439	$8,013
All other asset management fees(b)	85	82	253	229
Total asset management fees	3,022	2,820	8,692	8,242

Total administration fees(c)	561	567	1,661	1,646

Commissions and other fees
Brokerage commissions(d)	645	634	2,224	1,861
All other commissions and fees(e)	242	285	699	858
Total commissions and fees	887	919	2,923	2,719
Total asset management, administration and commissions	$4,470	$4,306	$13,276	$12,607
(a)Represents fees earned from managing assets on behalf of the Firm’s clients, including investors in Firm-sponsored funds and owners of separately managed investment accounts.
(b)Represents fees for services that are ancillary to investment management services, such as commissions earned on the sales or distribution of mutual funds to clients.
(c)Predominantly includes fees for custody, securities lending, funds services and securities clearance.
(d)Represents commissions earned when the Firm acts as a broker, by facilitating its clients’ purchases and sales of securities and other financial instruments.
(e)In the first quarter of 2020, the Firm reclassified certain fees from asset management, administration and commissions to lending- and deposit-related fees. Prior-period amounts have been revised to conform with the current presentation.

Card income
The following table presents the components of card income:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Interchange and merchant processing income	$4,757	$5,127	$13,479	$15,032
Rewards costs and partner payments(a)	(3,497)	(3,719)	(9,895)	(10,697)
Other card income(b)	(91)	(175)	(446)	(594)
Total card income	$1,169	$1,233	$3,138	$3,741
(a)In the second quarter of 2020, the Firm reclassified certain spend-based credit card reward costs from marketing expense to be a reduction of card income, with no effect on net income. Prior-period amounts have been revised to conform with the current presentation.
(b)Predominantly represents the amortization of account origination costs and annual fees.
Refer to Note 15 Goodwill and MSRs for information on mortgage fees and related income.
Refer to Note 17 for information on operating lease income included within other income.
Noninterest expense
Other expense
Other expense on the Firm’s Consolidated statements of income included the following:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Legal expense/(benefit)	$524	$10	$839	$(2)
FDIC-related expense	186	114	503	378

Note 7 – Interest income and Interest expense
Refer to Note 7 of JPMorgan Chase’s 2019 Form 10-K for a description of JPMorgan Chase’s accounting policies regarding interest income and interest expense.
The following table presents the components of interest income and interest expense.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Interest income
Loans(a)(b)	$10,215	$12,977	$33,409	$39,269
Taxable securities	1,816	2,132	6,203	5,712
Non-taxable securities(c)	294	318	901	1,021
Total investment securities(a)	2,110	2,450	7,104	6,733
Trading assets - debt instruments(b)	1,850	2,216	5,980	7,123
Federal funds sold and securities purchased under resale agreements	401	1,542	2,097	4,865
Securities borrowed(d)	(128)	434	(151)	1,298
Deposits with banks	69	898	708	3,200
All other interest-earning assets(b)(e)	183	604	826	1,625
Total interest income	14,700	21,121	49,973	64,113
Interest expense
Interest-bearing deposits	245	2,409	2,169	7,010
Federal funds purchased and securities loaned or sold under repurchase agreements	105	1,241	1,023	3,577
Short-term borrowings(f)	60	261	335	1,051
Trading liabilities – debt and all other interest-bearing liabilities(d)(g)	(51)	660	278	2,141
Long-term debt	1,293	2,188	4,679	6,796
Beneficial interest issued by consolidated VIEs	35	134	184	459
Total interest expense	1,687	6,893	8,668	21,034
Net interest income	13,013	14,228	41,305	43,079
Provision for credit losses	611	1,514	19,369	4,158
Net interest income after provision for credit losses	$12,402	$12,714	$21,936	$38,921
(a)Includes the amortization/accretion of unearned income (e.g., purchase premiums/discounts, net deferred fees/costs, etc.).
(b)In the third quarter of 2020, the Firm reclassified certain fair value option elected lending-related positions from trading assets to loans and other assets. Prior-period amounts have been revised to conform with the current presentation.
(c)Represents securities which are tax-exempt for U.S. federal income tax purposes.
(d)Negative interest income is related to the impact of current interest rates combined with the fees paid on client-driven securities borrowed balances. The negative interest expense related to prime brokerage customer payables is recognized in interest expense and reported within trading liabilities - debt and all other interest-bearing liabilities.
(e)Includes interest earned on prime brokerage-related held-for-investment customer receivables, which are classified in accrued interest and accounts receivable, and all other interest-earning assets which are classified in other assets on the Consolidated balance sheets.
(f)Includes commercial paper.
(g)Other interest-bearing liabilities includes interest expense on prime brokerage-related customer payables.

Note 8 – Pension and other postretirement employee benefit plans
Refer to Note 8 of JPMorgan Chase’s 2019 Form 10-K for a discussion of JPMorgan Chase’s pension and OPEB plans.
The following table presents the components of net periodic benefit costs reported in the Consolidated statements of income for the Firm’s U.S. and non-U.S. defined benefit pension, defined contribution and OPEB plans.

(in millions)	Three months ended September 30,				Nine months ended September 30,
	2020	2019	2020	2019	2020	2019	2020	2019
	Pension plans		OPEB plans		Pension plans		OPEB plans
Components of net periodic benefit cost
Benefits earned during the period	$9	$88	$—	$—	$25	$266	$—	$—
Interest cost on benefit obligations	120	148	5	6	360	447	15	18
Expected return on plan assets	(192)	(227)	(28)	(28)	(575)	(686)	(83)	(84)
Amortization:
Net (gain)/loss	4	42	—	—	11	125	—	—
Prior service (credit)/cost	—	—	—	—	2	2	—	—
Net periodic defined benefit (credit)/cost	(59)	51	(23)	(22)	(177)	154	(68)	(66)
Other defined benefit pension plans(a)	8	7	NA	NA	27	20	NA	NA
Total defined benefit plans	(51)	58	(23)	(22)	(150)	174	(68)	(66)
Total defined contribution plans	340	255	NA	NA	960	718	NA	NA
Total pension and OPEB cost included in noninterest expense	$289	$313	$(23)	$(22)	$810	$892	$(68)	$(66)
(a)    Includes various defined benefit pension plans which are individually immaterial.
The following table presents the fair values of plan assets for the U.S. defined benefit pension and OPEB plans and for the material non-U.S. defined benefit pension plans.

(in billions)	September 30, 2020	December 31, 2019
Fair value of plan assets
Defined benefit pension plans	$21.1	$20.4
OPEB plans	3.1	3.0
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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Cost of prior grants of RSUs, performance share units (“PSUs”) and employee stock options that are amortized over their applicable vesting periods	$249	$265	$859	$882
Accrual of estimated costs of share-based awards to be granted in future periods including those to full-career eligible employees	272	294	1,108	900
Total noncash compensation expense related to employee share-based incentive plans	$521	$559	$1,967	$1,782
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
During the nine months ended September 30, 2020, the Firm transferred $100.5 billion of investment securities, consisting of $74.4 billion in the third quarter of 2020 and $26.1 billion in the first quarter of 2020, from AFS to HTM for capital management purposes. AOCI included pretax unrealized gains of $2.9 billion and $1.0 billion on the securities at the dates of transfer for the quarters ended September 30, 2020, and March 31, 2020, respectively.
Unrealized gains or losses at the date of transfer of these securities continue to be reported in AOCI and are amortized into interest income on a level-yield basis over the remaining life of the securities. This amortization will offset the effect on interest income of the amortization of the premium or discount resulting from the transfer recorded at fair value.
Transfers of securities from AFS to HTM are non-cash transactions and are recorded at fair value.
The amortized costs and estimated fair values of the investment securities portfolio were as follows for the dates indicated.

	September 30, 2020				December 31, 2019
(in millions)	Amortized cost(e)	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost(e)	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale securities
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	$96,865	$2,807	$78	$99,594	$107,811	$2,395	$89	$110,117
Residential:
U.S.	6,954	296	4	7,246	10,223	233	6	10,450
Non-U.S.	4,134	54	11	4,177	2,477	64	1	2,540
Commercial	2,923	62	49	2,936	5,137	64	13	5,188
Total mortgage-backed securities	110,876	3,219	142	113,953	125,648	2,756	109	128,295
U.S. Treasury and government agencies	213,887	2,820	128	216,579	139,162	449	175	139,436
Obligations of U.S. states and municipalities	19,518	1,370	5	20,883	27,693	2,118	1	29,810
Certificates of deposit	—	—	—	—	77	—	—	77
Non-U.S. government debt securities	20,695	353	11	21,037	21,427	377	17	21,787
Corporate debt securities	270	4	3	271	823	22	—	845
Asset-backed securities:
Collateralized loan obligations	10,253	19	70	10,202	25,038	9	56	24,991
Other	6,600	90	32	6,658	5,438	40	20	5,458
Total available-for-sale securities(b)	382,099	7,875	391	389,583	345,306	5,771	378	350,699
Held-to-maturity securities(c)
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	100,364	2,992	85	103,271	36,523	1,165	62	37,626
U.S. Residential	4,791	5	2	4,794	—	—	—	—
Commercial	2,583	44	2	2,681	—	—	—	—
Total mortgage-backed securities	107,738	3,041	89	110,746	36,523	1,165	62	37,626
U.S. Treasury and government agencies	51	2	—	53	51	—	1	50
Obligations of U.S. states and municipalities	12,828	413	60	13,245	4,797	299	—	5,096
Asset-backed securities:
Collateralized loan obligations	20,936	34	18	20,952	6,169	—	—	6,169
Total held-to-maturity securities, net of allowance for credit losses(d)	141,553	3,490	167	144,996	47,540	1,464	63	48,941
Total investment securities, net of allowance for credit losses(d)	$523,652	$11,365	$558	$534,579	$392,846	$7,235	$441	$399,640
(a)Includes AFS U.S. GSE obligations with fair values of $55.6 billion and $78.5 billion, and HTM U.S. GSE obligations with amortized cost of $82.4 billion and $31.6 billion, at September 30, 2020, and December 31, 2019, respectively. As of September 30, 2020, mortgage-backed securities issued by Fannie Mae and Freddie Mac each exceeded 10% of JPMorgan Chase’s total stockholders’ equity; the amortized cost and fair value of such securities were $92.9 billion and $96.5 billion, and $43.0 billion and $44.3 billion, respectively.
(b)There was no allowance for credit losses on AFS securities at September 30, 2020.
(c)The Firm purchased $514 million and $5.5 billion of HTM securities for the three and nine months ended September 30, 2020, respectively, and $10.9 billion and $11.7 billion for the three and nine months ended September 30, 2019, respectively.
(d)HTM securities measured at amortized cost are reported net of allowance for credit losses of $120 million at September 30, 2020.
(e)Excludes $2.0 billion and $1.9 billion of accrued interest receivables at September 30, 2020 and December 31, 2019, respectively. The Firm did not reverse through interest income any accrued interest receivables for the three and nine months ended September 30, 2020 and 2019.

At September 30, 2020, the investment securities portfolio consisted of debt securities with an average credit rating of AA+ (based upon external ratings where available, and where not available, based primarily upon internal risk ratings). Risk ratings are used to identify the credit quality of securities and differentiate risk within the portfolio. The Firm’s internal risk ratings generally align with the qualitative characteristics (e.g., borrower capacity to meet financial commitments and vulnerability to changes in the economic environment) defined by S&P and Moody’s, however the quantitative characteristics (e.g., probability of default (“PD”) and loss given default (“LGD”)) may differ as they reflect internal historical experiences and assumptions. Risk ratings are assigned at acquisition, are reviewed on a regular and ongoing basis by Credit Risk Management and are adjusted as necessary over the life of the investment for updated information affecting the issuer’s ability to fulfill its obligations.
AFS securities impairment
The following tables present the fair value and gross unrealized losses by aging category for AFS securities at September 30, 2020 and December 31, 2019. The tables exclude U.S. Treasury and government agency securities and U.S. GSE and government agency MBS with unrealized losses of $206 million and $264 million, at September 30, 2020 and December 31, 2019, respectively; changes in the value of these securities are generally driven by changes in interest rates rather than changes in their credit profile given the explicit or implicit guarantees provided by the U.S. government.

	Available-for-sale securities with gross unrealized losses
	Less than 12 months		12 months or more
September 30, 2020 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale securities
Mortgage-backed securities:
Residential:
U.S.	$446	$3	$119	$1	$565	$4
Non-U.S.	2,678	9	243	2	2,921	11
Commercial	1,069	23	178	26	1,247	49
Total mortgage-backed securities	4,193	35	540	29	4,733	64
Obligations of U.S. states and municipalities	233	5	—	—	233	5
Certificates of deposit	—	—	—	—	—	—
Non-U.S. government debt securities	3,510	7	922	4	4,432	11
Corporate debt securities	94	3	—	—	94	3
Asset-backed securities:
Collateralized loan obligations	6,656	48	2,393	22	9,049	70
Other	549	5	734	27	1,283	32
Total available-for-sale securities with gross unrealized losses	$15,235	$103	$4,589	$82	$19,824	$185

	Available-for-sale securities with gross unrealized losses
	Less than 12 months		12 months or more
December 31, 2019 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale securities
Mortgage-backed securities:
Residential:
U.S.	$1,072	$3	$423	$3	$1,495	$6
Non-U.S.	13	—	420	1	433	1
Commercial	1,287	12	199	1	1,486	13
Total mortgage-backed securities	2,372	15	1,042	5	3,414	20
Obligations of U.S. states and municipalities	186	1	—	—	186	1
Certificates of deposit	77	—	—	—	77	—
Non-U.S. government debt securities	3,970	13	1,406	4	5,376	17
Corporate debt securities	—	—	—	—	—	—
Asset-backed securities:
Collateralized loan obligations	10,364	11	7,756	45	18,120	56
Other	1,639	9	753	11	2,392	20
Total available-for-sale securities with gross unrealized losses	$18,608	$49	$10,957	$65	$29,565	$114

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
Allowance for credit losses
Based on its assessment, the Firm did not recognize an allowance for credit losses on impaired AFS securities as of January 1, 2020 or September 30, 2020.

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
Credit quality indicator
The primary credit quality indicator for HTM securities is the risk rating assigned to each security. At September 30, 2020, all HTM securities were rated investment grade and were current and accruing, with approximately 93% rated AAA.
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
The allowance for credit losses on HTM collateralized loan obligations and U.S. residential mortgage-backed securities is calculated as the difference between the amortized cost (excluding accrued interest receivable) and the present value of the cash flows expected to be collected, discounted at the security’s effective interest rate. These cash flow estimates are developed based on expectations of underlying collateral performance derived using the eight-quarter macroeconomic forecast and the single year straight-line interpolation, as well as considering the structural features of the security.
The application of different inputs and assumptions into the calculation of the allowance for credit losses is subject to significant management judgment, and emphasizing one input or assumption over another, or considering other inputs or assumptions, could affect the estimate of the allowance for credit losses on HTM securities.
The allowance for credit losses on HTM securities was $120 million as of September 30, 2020, reflecting $97 million and $110 million recognized in the provision for credit losses for the three and nine months ended September 30, 2020, respectively.
Selected impacts of investment securities on the Consolidated statements of income

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Realized gains	$1,123	$78	$2,842	$454
Realized losses	(648)	—	(2,108)	(319)
Intent to sell(a)	(2)	—	(2)	—
Net investment securities gains	$473	$78	$732	$135

Provision for credit losses	$97	NA	110	NA
(a)Represents losses recognized in earnings on investment securities the Firm intends to sell.

Contractual maturities and yields
The following table presents the amortized cost and estimated fair value at September 30, 2020, of JPMorgan Chase’s investment securities portfolio by contractual maturity.

By remaining maturity September 30, 2020 (in millions)	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years(b)	Total
Available-for-sale securities
Mortgage-backed securities
Amortized cost	$—	$433	$7,834	$102,609	$110,876
Fair value	—	449	8,149	105,355	113,953
Average yield(a)	3.74%	2.28%	1.66%	2.93%	2.84%
U.S. Treasury and government agencies
Amortized cost	$38,577	$119,641	$44,776	$10,893	$213,887
Fair value	38,629	121,118	46,023	10,809	216,579
Average yield(a)	0.37%	0.66%	0.85%	0.48%	0.64%
Obligations of U.S. states and municipalities
Amortized cost	$61	$187	$923	$18,347	$19,518
Fair value	62	196	980	19,645	20,883
Average yield(a)	3.68%	4.62%	4.91%	4.83%	4.83%
Non-U.S. government debt securities
Amortized cost	$7,945	$7,691	$5,059	$—	$20,695
Fair value	7,966	7,900	5,171	—	21,037
Average yield(a)	1.22%	1.77%	0.79%	—%	1.32%
Corporate debt securities
Amortized cost	$21	$129	$120	$—	$270
Fair value	21	128	122	—	271
Average yield(a)	2.70%	2.29%	2.30%	—%	2.33%
Asset-backed securities
Amortized cost	$77	$3,088	$6,162	$7,526	$16,853
Fair value	77	3,115	6,141	7,527	16,860
Average yield(a)	0.52%	2.18%	1.40%	1.49%	1.58%
Total available-for-sale securities
Amortized cost	$46,681	$131,169	$64,874	$139,375	$382,099
Fair value	46,755	132,906	66,586	143,336	389,583
Average yield(a)	0.52%	0.77%	1.06%	2.91%	1.57%
Held-to-maturity securities
Mortgage-backed securities
Amortized cost	$—	$—	$11,183	$96,611	$107,794
Fair value	—	—	11,999	98,747	110,746
Average yield(a)	—%	—%	2.42%	2.98%	2.92%
U.S. Treasury and government agencies
Amortized cost	$—	$51	$—	$—	$51
Fair value	—	53	—	—	53
Average yield(a)	—%	1.47%	—%	—%	1.47%
Obligations of U.S. states and municipalities
Amortized cost	$—	$54	$481	$12,357	$12,892
Fair value	—	55	506	12,684	13,245
Average yield(a)	—%	3.25%	3.49%	3.60%	3.59%
Asset-backed securities
Amortized cost	$—	$—	$10,970	$9,966	$20,936
Fair value	—	—	10,977	9,975	20,952
Average yield(a)	—%	—%	1.46%	1.37%	1.42%
Total held-to-maturity securities
Amortized cost	$—	$105	$22,634	$118,934	$141,673
Fair value	—	108	23,482	121,406	144,996
Average yield(a)	—%	2.39%	1.97%	2.91%	2.76%
(a)Average yield is computed using the effective yield of each security owned at the end of the period, weighted based on the amortized cost of each security. The effective yield considers the contractual coupon, amortization of premiums and accretion of discounts, and the effect of related hedging derivatives. Taxable-equivalent amounts are used where applicable. The effective yield excludes unscheduled principal prepayments; and accordingly, actual maturities of securities may differ from their contractual or expected maturities as certain securities may be prepaid. However, for certain callable debt securities, the average yield is calculated to the earliest call date.
(b)Substantially all of the Firm’s U.S. residential MBS and collateralized mortgage obligations are due in 10 years or more, based on contractual maturity. The estimated weighted-average life, which reflects anticipated future prepayments, is approximately 4 years for agency residential MBS, 3 years for agency residential collateralized mortgage obligations and 3 years for nonagency residential collateralized mortgage obligations.

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
Securities financing agreements not elected under the fair value option are measured at amortized cost. As a result of the Firm’s credit risk mitigation practices described below, the Firm did not hold any allowance for credit losses with respect to resale and securities borrowed arrangements as of September 30, 2020 and December 31, 2019.
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

The table below summarizes the gross and net amounts of the Firm’s securities financing agreements as of September 30, 2020 and December 31, 2019. When the Firm has obtained an appropriate legal opinion with respect to a master netting agreement with a counterparty and where other relevant netting criteria under U.S. GAAP are met, the Firm nets, on the Consolidated balance sheets, the balances outstanding under its securities financing agreements with the same counterparty. In addition, the Firm exchanges securities and/or cash collateral with its counterparty to reduce the economic exposure with the counterparty, but such collateral is not eligible for net
Consolidated balance sheet presentation. Where the Firm has obtained an appropriate legal opinion with respect to the counterparty master netting agreement, such collateral, along with securities financing balances that do not meet all these relevant netting criteria under U.S. GAAP, is presented in the table below as “Amounts not nettable on the Consolidated balance sheets,” and reduces the “Net amounts” presented. Where a legal opinion has not been either sought or obtained, the securities financing balances are presented gross in the “Net amounts” below.

	September 30, 2020
(in millions)	Gross amounts	Amounts netted on the Consolidated balance sheets	Amounts presented on the Consolidated balance sheets	Amounts not nettable on the Consolidated balance sheets(b)	Net amounts(c)
Assets
Securities purchased under resale agreements	$653,504	$(333,655)	$319,849	$(297,189)	$22,660
Securities borrowed	169,400	(26,959)	142,441	(97,418)	45,023
Liabilities
Securities sold under repurchase agreements	$561,489	$(333,655)	$227,834	$(210,378)	$17,456
Securities loaned and other(a)	36,307	(26,959)	9,348	(8,884)	464

	December 31, 2019
(in millions)	Gross amounts	Amounts netted on the Consolidated balance sheets	Amounts presented on the Consolidated balance sheets	Amounts not nettable on the Consolidated balance sheets(b)	Net amounts(c)
Assets
Securities purchased under resale agreements	$628,609	$(379,463)	$249,146	$(233,818)	$15,328
Securities borrowed	166,718	(26,960)	139,758	(104,990)	34,768
Liabilities
Securities sold under repurchase agreements	$555,172	$(379,463)	$175,709	$(151,566)	$24,143
Securities loaned and other(a)	36,649	(26,960)	9,689	(9,654)	35
(a)Includes securities-for-securities lending agreements of $3.3 billion and $3.7 billion at September 30, 2020 and December 31, 2019, respectively, accounted for at fair value, where the Firm is acting as lender. In the Consolidated balance sheets, the Firm recognizes the securities received at fair value within other assets and the obligation to return those securities within accounts payable and other liabilities.
(b)In some cases, collateral exchanged with a counterparty exceeds the net asset or liability balance with that counterparty. In such cases, the amounts reported in this column are limited to the related net asset or liability with that counterparty.
(c)Includes securities financing agreements that provide collateral rights, but where an appropriate legal opinion with respect to the master netting agreement has not been either sought or obtained. At September 30, 2020 and December 31, 2019, included $15.4 billion and $11.0 billion, respectively, of securities purchased under resale agreements; $41.8 billion and $31.9 billion, respectively, of securities borrowed; $16.3 billion and $22.7 billion, respectively, of securities sold under repurchase agreements; and $36 million and $7 million, respectively, of securities loaned and other.

The tables below present as of September 30, 2020, and December 31, 2019 the types of financial assets pledged in securities financing agreements and the remaining contractual maturity of the securities financing agreements.

	Gross liability balance
	September 30, 2020		December 31, 2019
(in millions)	Securities sold under repurchase agreements	Securities loaned and other	Securities sold under repurchase agreements	Securities loaned and other
Mortgage-backed securities
U.S. GSEs and government agencies	$62,739	$—	$34,119	$—
Residential - nonagency	588	—	1,239	—
Commercial - nonagency	846	—	1,612	—
U.S. Treasury, GSEs and government agencies	299,978	155	334,398	29
Obligations of U.S. states and municipalities	1,372	2	1,181	—
Non-U.S. government debt	157,840	2,104	145,548	1,528
Corporate debt securities	20,415	1,847	13,826	1,580
Asset-backed securities	1,348	—	1,794	—
Equity securities	16,363	32,199	21,455	33,512
Total	$561,489	$36,307	$555,172	$36,649

	Remaining contractual maturity of the agreements
	Overnight and continuous			Greater than 90 days
September 30, 2020 (in millions)		Up to 30 days	30 – 90 days		Total
Total securities sold under repurchase agreements	$234,766	$215,363	$41,042	$70,318	$561,489
Total securities loaned and other	34,354	9	628	1,316	36,307

	Remaining contractual maturity of the agreements
	Overnight and continuous					Greater than 90 days
December 31, 2019 (in millions)		Up to 30 days		30 – 90 days				Total
Total securities sold under repurchase agreements	$225,134	$195,816	(a)	$56,020	(a)	$78,202	(a)	$555,172
Total securities loaned and other	32,028	1,706		937		1,978		36,649
(a)Prior-period amounts have been revised to conform with the current presentation.
Transfers not qualifying for sale accounting
At September 30, 2020, and December 31, 2019, the Firm held $526 million and $743 million, respectively, of financial assets for which the rights have been transferred to third parties; however, the transfers did not qualify as a sale in accordance with U.S. GAAP. These transfers have been recognized as collateralized financing transactions. The transferred assets are recorded in trading assets and loans, and the corresponding liabilities are recorded predominantly in short-term borrowings on the Consolidated balance sheets.

Note 12 – Loans
Loan accounting framework
The accounting for a loan depends on management’s strategy for the loan. The Firm accounts for loans based on the following categories:
•Originated or purchased loans held-for-investment (i.e., “retained”)
•Loans held-for-sale
•Loans at fair value
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
Certain consumer loans are charged off or charged down to their net realizable value earlier than the FFIEC charge-off standards in certain circumstances as follows:
•Loans modified in a TDR that are determined to be collateral-dependent.

•Loans to borrowers who have experienced an event that suggests a loss is either known or highly certain are subject to accelerated charge-off standards (e.g., residential real estate and auto loans are charged off or charged down within 60 days of receiving notification of a bankruptcy filing).
•Auto loans upon repossession of the automobile.
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
Loans at fair value
Loans for which the fair value option has been elected are measured at fair value, with changes in fair value recorded in noninterest revenue.
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
The Firm has granted various forms of assistance to customers and clients impacted by the COVID-19 pandemic, including payment deferrals and covenant modifications. The majority of the Firm’s COVID-19 related loan modifications have not been considered TDRs as:
•they represent short-term or other insignificant modifications, whether under the Firm’s regular loan modification assessments or as permitted by regulatory guidance, or
•the Firm has elected to apply the option to suspend the application of accounting guidance for TDRs as provided under section 4013 of the CARES Act.
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
In conjunction with the adoption of CECL, the Firm revised its loan classes. Prior-period amounts have been revised to conform with the current presentation:
•The consumer, excluding credit card portfolio segment’s residential mortgage and home equity loans and lending-related commitments have been combined into a residential real estate class.
•Upon adoption of CECL, the Firm elected to discontinue the pool-level accounting for PCI loans and to account for these loans on an individual loan basis. PCI loans are considered PCD loans under CECL and are subject to the Firm’s nonaccrual and charge-off policies. PCD loans are now reported in the consumer, excluding credit card portfolio segment’s residential real estate class.
•Risk-rated business banking and auto dealer loans and lending-related commitments held in CCB were reclassified from the consumer, excluding credit card portfolio segment, to the wholesale portfolio segment, to align with the methodology applied when determining the allowance. The remaining scored auto and business banking loans and lending-related commitments have been combined into an auto and other class.
•The wholesale portfolio segment’s classes, previously based on the borrower’s primary business activity, have been revised to align with the loan classifications as defined by the bank regulatory agencies, based on the loan’s collateral, purpose, and type of borrower.

Consumer, excluding credit card	Credit card	Wholesale(c)
• Residential real estate(a) • Auto and other(b)	• Credit card loans	• Secured by real estate • Commercial and industrial • Other(d)
(a)Includes scored mortgage and home equity loans held in CCB and AWM, and scored mortgage loans held in CIB and Corporate.
(b)Includes scored auto and business banking loans and overdrafts.
(c)Includes loans held in CIB, CB, AWM, Corporate as well as risk-rated business banking and auto dealer loans held in CCB for which the wholesale methodology is applied when determining the allowance for loan losses.
(d)Includes loans to financial institutions, states and political subdivisions, SPEs, nonprofits, personal investment companies and trusts, as well as loans to individuals and individual entities (predominantly Wealth Management clients within AWM). Refer to Note 14 of JPMorgan Chase’s 2019 Form 10-K for more information on SPEs.

The following tables summarize the Firm’s loan balances by portfolio segment.

September 30, 2020	Consumer, excluding credit card	Credit card	Wholesale	Total(b)
(in millions)
Retained	$305,106	$139,590	$500,841	$945,537	(c)
Held-for-sale	1,391	787	3,805	5,983
At fair value(a)	15,601	—	22,619	38,220
Total	$322,098	$140,377	$527,265	$989,740

December 31, 2019	Consumer, excluding credit card	Credit card	Wholesale	Total(b)
(in millions)
Retained	$294,999	$168,924	$481,678	$945,601	(c)
Held-for-sale	3,002	—	4,062	7,064
At fair value(a)	19,816	—	25,139	44,955
Total	$317,817	$168,924	$510,879	$997,620
(a)In the third quarter of 2020, the Firm reclassified certain fair value option elected lending-related positions from trading assets to loans. Prior-period amounts have been revised to conform with the current presentation.
(b)Excludes $2.8 billion and $2.9 billion of accrued interest receivables at September 30, 2020, and December 31, 2019, respectively. The Firm wrote off accrued interest receivables of $34 million and $15 million for the three months ended September 30, 2020 and 2019, respectively, and $82 million and $38 million for the nine months ended September 30, 2020 and 2019, respectively.
(c)Loans (other than those for which the fair value option has been elected) are presented net of unamortized discounts and premiums and net deferred loan fees or costs. These amounts were not material as of September 30, 2020, and December 31, 2019.

The following tables provide information about the carrying value of retained loans purchased, sold and reclassified to held-for-sale during the periods indicated. Loans that were reclassified to held-for-sale and sold in a subsequent period are excluded from the sales line of this table.

	2020					2019
Three months ended September 30, (in millions)	Consumer, excluding credit card		Credit card	Wholesale	Total	Consumer, excluding credit card		Credit card	Wholesale	Total
Purchases	$1,780	(b)(c)	$—	$309	$2,089	$259	(b)(c)	$—	$453	$712
Sales	—		—	4,578	4,578	14,965		—	5,564	20,529
Retained loans reclassified to held-for-sale(a)	995		787	403	2,185	3,889		—	359	4,248

	2020					2019
Nine months ended September 30, (in millions)	Consumer, excluding credit card		Credit card	Wholesale	Total	Consumer, excluding credit card		Credit card	Wholesale	Total
Purchases	$3,180	(b)(c)	$—	$937	$4,117	$1,044	(b)(c)	$—	$1,041	$2,085
Sales	348		—	13,579	13,927	30,474		—	16,414	46,888
Retained loans reclassified to held-for-sale(a)	1,822		787	1,154	3,763	8,950		—	1,784	10,734
(a)Reclassifications of loans to held-for-sale are non-cash transactions.
(b)Predominantly includes purchases of residential real estate loans, including the Firm’s voluntary repurchases of certain delinquent loans from loan pools as permitted by Government National Mortgage Association (“Ginnie Mae”) guidelines for the three and nine months ended September 30, 2020 and 2019. The Firm typically elects to repurchase these delinquent loans as it continues to service them and/or manage the foreclosure process in accordance with applicable requirements of Ginnie Mae, FHA, RHS, and/or VA.
(c)Excludes purchases of retained loans sourced through the correspondent origination channel and underwritten in accordance with the Firm’s standards. Such purchases were $3.1 billion and $4.7 billion for the three months ended September 30, 2020 and 2019, respectively, and $10.5 billion and $12.2 billion for the nine months ended September 30, 2020 and 2019, respectively.
Gains and losses on sales of loans
Net gains/(losses) on sales of loans and lending-related commitments (including adjustments to record loans and lending-related commitments held-for-sale at the lower of cost or fair value) recognized in noninterest revenue were $113 million and $(75) million for the three and nine months ended September 30, 2020, respectively, of which $24 million and $(76) million, respectively, were related to loans. Net gains on sales of loans were $254 million and $433 million for the three and nine months ended September 30, 2019, respectively. In addition, the sale of loans may also result in write downs, recoveries or changes in the allowance recognized in the provision for credit losses.

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
The following table provides information about retained consumer loans, excluding credit card, by class.

(in millions)	September 30, 2020	December 31, 2019
Residential real estate	$229,751	$243,317
Auto and other(a)	75,355	51,682
Total retained loans	$305,106	$294,999
(a)At September 30, 2020, included $20.3 billion of loans in Business Banking under the PPP.
Delinquency rates are the primary credit quality indicator for consumer loans. Loans that are more than 30 days past due provide an early warning of borrowers who may be experiencing financial difficulties and/or who may be unable or unwilling to repay the loan. As the loan continues to age, it becomes more clear whether the borrower is likely either unable or unwilling to pay. In the case of residential real estate loans, late-stage delinquencies (greater than 150 days past due) are a strong indicator of loans that will ultimately result in a foreclosure or similar liquidation transaction. In addition to delinquency rates, other credit quality indicators for consumer loans vary based on the class of loan, as follows:
•For residential real estate loans, the current estimated LTV ratio, or the combined LTV ratio in the case of junior lien loans, is an indicator of the potential loss severity in the event of default. Additionally, LTV or combined LTV ratios can provide insight into a borrower’s continued willingness to pay, as the delinquency rate of high-LTV loans tends to be greater than that for loans where the borrower has equity in the collateral. The geographic distribution of the loan collateral also provides insight as to the credit quality of the portfolio, as factors such as the regional economy, home price changes and specific events such as natural disasters, will affect credit quality. The borrower’s current or “refreshed” FICO score is a secondary credit quality indicator for certain loans, as FICO scores are an indication of the borrower’s credit payment history. Thus, a loan to a borrower with a low FICO score (less than 660 ) is considered to be of higher risk than a loan to a borrower with a higher FICO score. Further, a loan to a borrower with a high LTV ratio and a low FICO score is at greater risk of default than a loan to a borrower that has both a high LTV ratio and a high FICO score.
•For scored auto and business banking loans, geographic distribution is an indicator of the credit performance of the portfolio. Similar to residential real estate loans, geographic distribution provides insights into the portfolio performance based on regional economic activity and events.

Residential real estate
The following table provides information on delinquency, which is the primary credit quality indicator for retained residential real estate loans.

(in millions, except ratios)	September 30, 2020									December 31, 2019
	Term loans by origination year						Revolving loans		Total	Total
	2020	2019	2018	2017	2016	Prior to 2016	Within the revolving period	Converted to term loans
Loan delinquency(a)(b)
Current	$40,303	$35,666	$15,973	$23,425	$31,870	$54,731	$7,942	$16,553	$226,463	$239,979
30–149 days past due	11	46	39	59	102	949	12	285	1,503	1,910
150 or more days past due	10	38	53	68	58	1,198	14	346	1,785	1,428
Total retained loans	$40,324	$35,750	$16,065	$23,552	$32,030	$56,878	$7,968	$17,184	$229,751	$243,317
% of 30+ days past due to total retained loans(c)	0.05%	0.23%	0.57%	0.54%	0.50%	3.67%	0.33%	3.67%	1.40%	1.35%
(a)Individual delinquency classifications include mortgage loans insured by U.S. government agencies as follows: current included $10 million and $17 million; 30–149 days past due included $29 million and $20 million; and 150 or more days past due included $31 million and $26 million at September 30, 2020, and December 31, 2019, respectively.
(b)At September 30, 2020, loans under payment deferral programs offered in response to the COVID-19 pandemic which are still within their deferral period and performing according to their modified terms are generally not considered delinquent.
(c)At September 30, 2020, and December 31, 2019, residential real estate loans excluded mortgage loans insured by U.S. government agencies of $60 million and $46 million, respectively, that are 30 or more days past due. These amounts have been excluded based upon the government guarantee.
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

Nonaccrual loans and other credit quality indicators
The following table provides information on nonaccrual and other credit quality indicators for retained residential real estate loans.

(in millions, except weighted-average data)	September 30, 2020	December 31, 2019
Nonaccrual loans(a)(b)(c)(d)(e)	$4,909	$2,780
90 or more days past due and government guaranteed(f)	55	38

Current estimated LTV ratios(g)(h)
Greater than 125% and refreshed FICO scores:
Equal to or greater than 660	$26	$31
Less than 660	26	38
101% to 125% and refreshed FICO scores:
Equal to or greater than 660	123	134
Less than 660	100	132
80% to 100% and refreshed FICO scores:
Equal to or greater than 660	6,180	5,953
Less than 660	659	764
Less than 80% and refreshed FICO scores:
Equal to or greater than 660	208,422	219,469
Less than 660	12,266	14,681
No FICO/LTV available	1,879	2,052
U.S. government-guaranteed	70	63
Total retained loans	$229,751	$243,317

Weighted average LTV ratio(g)(i)	56%	55%
Weighted average FICO(h)(i)	763	758

Geographic region(j)
California	$75,807	$82,147
New York	32,014	31,996
Texas	13,901	14,474
Florida	13,827	13,668
Illinois	13,800	15,587
Colorado	8,307	8,447
Washington	8,163	8,990
New Jersey	7,395	7,752
Massachusetts	5,857	6,210
Connecticut	4,962	4,954
All other(k)	45,718	49,092
Total retained loans	$229,751	$243,317
(a)Includes collateral-dependent residential real estate loans that are charged down to the fair value of the underlying collateral less costs to sell. The Firm reports, in accordance with regulatory guidance, residential real estate loans that have been discharged under Chapter 7 bankruptcy and not reaffirmed by the borrower (“Chapter 7 loans”) as collateral-dependent nonaccrual TDRs, regardless of their delinquency status. At September 30, 2020, approximately 8% of Chapter 7 residential real estate loans were 30 days or more past due, respectively.
(b)At September 30, 2020, nonaccrual loans included $1.5 billion of PCD loans. Prior to the adoption of CECL, nonaccrual loans excluded PCI loans as the Firm recognized interest income on each pool of PCI loans as each of the pools was performing.
(c)Generally, all consumer nonaccrual loans have an allowance. In accordance with regulatory guidance, certain nonaccrual loans that are considered collateral-dependent have been charged down to the fair value of their underlying collateral less costs to sell. If the value of the underlying collateral has subsequently improved, the related allowance may be negative.
(d)Interest income on nonaccrual loans recognized on a cash basis was $39 million and $40 million for the three months ended September 30, 2020 and 2019, respectively, and $119 million and $124 million for the nine months ended September 30, 2020 and 2019, respectively.
(e)Generally excludes loans under payment deferral programs offered in response to the COVID-19 pandemic. Includes loans to customers that have exited COVID-19 payment deferral programs and are 90 or more days past due, predominantly all of which were considered collateral-dependent and charged down to the lower of amortized cost or fair value of the underlying collateral less costs to sell.
(f)These balances are excluded from nonaccrual loans as the loans are guaranteed by U.S government agencies. Typically the principal balance of the loans is insured and interest is guaranteed at a specified reimbursement rate subject to meeting agreed-upon servicing guidelines. At September 30, 2020, and December 31, 2019, these balances included $55 million and $34 million, respectively, of loans that are no longer accruing interest based on the agreed-upon servicing guidelines. For the remaining balance, interest is being accrued at the guaranteed reimbursement rate. There were no loans that were not guaranteed by U.S. government agencies that are 90 or more days past due and still accruing interest at September 30, 2020, and December 31, 2019.
(g)Represents the aggregate unpaid principal balance of loans divided by the estimated current property value. Current property values are estimated, at a minimum, quarterly, based on home valuation models using nationally recognized home price index valuation estimates incorporating actual data to the extent available and forecasted data where actual data is not available. Current estimated combined LTV for junior lien home equity loans considers all available lien positions, as well as unused lines, related to the property.
(h)Refreshed FICO scores represent each borrower’s most recent credit score, which is obtained by the Firm on at least a quarterly basis.
(i)Excludes loans with no FICO and/or LTV data available.
(j)The geographic regions presented in the table are ordered based on the magnitude of the corresponding loan balances at September 30, 2020.
(k)At September 30, 2020, and December 31, 2019, included mortgage loans insured by U.S. government agencies of $70 million and $63 million, respectively. These amounts have been excluded from the geographic regions presented based upon the government guarantee.

Loan modifications
Modifications of residential real estate loans where the Firm grants concessions to borrowers who are experiencing financial difficulty are generally accounted for and reported as TDRs. Loans with short-term or other insignificant modifications that are not considered concessions are not TDRs. The carrying value of new TDRs was $199 million and $112 million for the three months ended September 30, 2020 and 2019, respectively, and $537 million and $386 million for the nine months ended September 30, 2020 and 2019, respectively. There were no additional commitments to lend to borrowers whose residential real estate loans have been modified in TDRs.
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

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Number of loans approved for a trial modification	1,623	1,219	4,468	4,444
Number of loans permanently modified	1,615	1,162	5,200	3,956
Concession granted:(a)
Interest rate reduction	40%	89%	51%	78%
Term or payment extension	39	68	53	72
Principal and/or interest deferred	21	10	12	13
Principal forgiveness	1	5	2	5
Other(b)	65	76	65	63
(a)Represents concessions granted in permanent modifications as a percentage of the number of loans permanently modified. The sum of the percentages exceeds 100% because predominantly all of the modifications include more than one type of concession. Concessions offered on trial modifications are generally consistent with those granted on permanent modifications.
(b)Includes variable interest rate to fixed interest rate modifications and payment delays that meet the definition of a TDR for the three and nine months ended September 30, 2020 and 2019.
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

(in millions, except weighted-average data)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Weighted-average interest rate of loans with interest rate reductions – before TDR	4.99%	5.57%	5.10%	5.77%
Weighted-average interest rate of loans with interest rate reductions – after TDR	3.34	3.58	3.40	3.90
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – before TDR	23	20	22	20
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – after TDR	39	39	39	39
Charge-offs recognized upon permanent modification	$1	$—	$2	$1
Principal deferred	3	6	12	17
Principal forgiven	1	2	4	6
Balance of loans that redefaulted within one year of permanent modification(a)	$65	$53	$173	$132
(a)Represents loans permanently modified in TDRs that experienced a payment default in the periods presented, and for which the payment default occurred within one year of the modification. The dollar amounts presented represent the balance of such loans at the end of the reporting period in which such loans defaulted. For residential real estate loans modified in TDRs, payment default is deemed to occur when the loan becomes two contractual payments past due. In the event that a modified loan redefaults, it will generally be liquidated through foreclosure or another similar type of liquidation transaction. Redefaults of loans modified within the last twelve months may not be representative of ultimate redefault levels.

At September 30, 2020, the weighted-average estimated remaining lives of residential real estate loans permanently modified in TDRs were 6 years. The estimated remaining lives of these loans reflect estimated prepayments, both voluntary and involuntary (i.e., foreclosures and other forced liquidations).
Active and suspended foreclosure
At September 30, 2020, and December 31, 2019, the Firm had residential real estate loans, excluding those insured by U.S. government agencies, with a carrying value of $904 million and $1.2 billion, respectively, that were not included in REO, but were in the process of active or suspended foreclosure.
Auto and other
The following table provides information on delinquency, which is the primary credit quality indicator for retained auto and other consumer loans.

	September 30, 2020										December 31, 2019
(in millions, except ratios)	Term Loans by origination year							Revolving loans
	2020		2019	2018	2017	2016	Prior to 2016	Within the revolving period	Converted to term loans	Total	Total
Loan delinquency(a)
Current	$40,069	(b)	$14,393	$8,516	$5,470	$2,683	$1,082	$2,573	$174	$74,960	$51,005
30–119 days past due	65		99	72	51	43	26	18	10	384	667
120 or more days past due	—		—	—	—	—	1	5	5	11	10
Total retained loans	$40,134		$14,492	$8,588	$5,521	$2,726	$1,109	$2,596	$189	$75,355	$51,682
% of 30+ days past due to total retained loans	0.16%		0.68%	0.84%	0.92%	1.58%	2.43%	0.89%	7.94%	0.52%	1.31%
(a)At September 30, 2020, loans under payment deferral programs offered in response to the COVID-19 pandemic which are still within their deferral period and performing according to their modified terms are generally not considered delinquent.
(b)At September 30, 2020, included $20.3 billion of loans in Business Banking under the PPP. PPP loans are guaranteed by the SBA. Other than in certain limited circumstances, the Firm typically does not recognize charge-offs, classify as nonaccrual nor record an allowance for loan losses on these loans.

Nonaccrual and other credit quality indicators
The following table provides information on nonaccrual and other credit quality indicators for retained auto and other consumer loans.

(in millions, except ratios)	Total Auto and other
	Sep 30, 2020	Dec 31, 2019
Nonaccrual loans(a)(b)(c)	138	146

Geographic region(d)
California	$12,074	$7,795
New York	8,932	3,706
Texas	7,990	5,457
Florida	4,500	3,025
Illinois	3,829	2,443
New Jersey	2,633	1,798
Arizona	2,442	1,347
Ohio	2,181	1,490
Colorado	1,868	1,247
Pennsylvania	1,866	1,721
All other	27,040	21,653
Total retained loans	$75,355	$51,682
(a)There were no loans that were 90 or more days past due and still accruing interest at September 30, 2020, and December 31, 2019.
(b)All nonaccrual auto and other consumer loans generally have an allowance.
(c)Interest income on nonaccrual loans recognized on a cash basis was not material for the three and nine months ended September 30, 2020 and 2019.
(d)The geographic regions presented in this table are ordered based on the magnitude of the corresponding loan balances at September 30, 2020.
Loan modifications
Certain other consumer loan modifications are considered to be TDRs as they provide various concessions to borrowers who are experiencing financial difficulty. Loans with short-term or other insignificant modifications that are not considered concessions are not TDRs.
The impact of these modifications, as well as new TDRs, were not material to the Firm for the three and nine months ended September 30, 2020 and 2019. Additional commitments to lend to borrowers whose loans have been modified in TDRs as of September 30, 2020 and December 31, 2019 were not material.

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
The following table provides information on delinquency, which is the primary credit quality indicator for retained credit card loans.

(in millions, except ratios)	September 30, 2020			December 31, 2019
	Within the revolving period	Converted to term loans(b)	Total	Total
Loan delinquency(a)
Current and less than 30 days past due and still accruing	$136,103	$1,289	$137,392	$165,767
30–89 days past due and still accruing	1,139	99	1,238	1,550
90 or more days past due and still accruing	916	44	960	1,607
Total retained loans	$138,158	$1,432	$139,590	$168,924
Loan delinquency ratios
% of 30+ days past due to total retained loans	1.49%	9.99%	1.57%	1.87%
% of 90+ days past due to total retained loans	0.66	3.07	0.69	0.95
(a)At September 30, 2020, loans under payment deferral programs offered in response to the COVID-19 pandemic which are still within their deferral period and performing according to their modified terms are generally not considered delinquent.
(b)Represents TDRs.
Other credit quality indicators
The following table provides information on other credit quality indicators for retained credit card loans.

(in millions, except ratios)	September 30, 2020	December 31, 2019
Geographic region(a)
California	$20,400	$25,783
Texas	14,116	16,728
New York	11,773	14,544
Florida	9,170	10,830
Illinois	7,862	9,579
New Jersey	5,820	7,165
Ohio	4,524	5,406
Pennsylvania	4,315	5,245
Colorado	4,018	4,763
Michigan	3,491	4,164
All other	54,101	64,717
Total retained loans	$139,590	$168,924
Percentage of portfolio based on carrying value with estimated refreshed FICO scores
Equal to or greater than 660	84.7%	84.0%
Less than 660	14.6	15.4
No FICO available	0.7	0.6
(a)The geographic regions presented in the table are ordered based on the magnitude of the corresponding loan balances at September 30, 2020.

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

(in millions, except weighted-average data)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Balance of new TDRs(a)	$220	$242	$648	$717
Weighted-average interest rate of loans – before TDR	17.65%	19.18%	18.21%	19.23%
Weighted-average interest rate of loans – after TDR	4.80	4.65	4.55	4.80
Balance of loans that redefaulted within one year of modification(b)	$22	$42	$83	$108
(a)Represents the outstanding balance prior to modification.
(b)Represents loans modified in TDRs that experienced a payment default in the periods presented, and for which the payment default occurred within one year of the modification. The amounts presented represent the balance of such loans as of the end of the quarter in which they defaulted.
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

The following tables provide information on internal risk rating, which is the primary credit quality indicator for retained wholesale loans.

	Secured by real estate		Commercial and industrial			Other(b)		Total retained loans
(in millions, except ratios)	Sep 30, 2020	Dec 31, 2019	Sep 30, 2020		Dec 31, 2019	Sep 30, 2020	Dec 31, 2019	Sep 30, 2020		Dec 31, 2019
Loans by risk ratings
Investment-grade	$93,052	$96,611	$70,373	(a)	$80,489	$200,755	$186,344	$364,180	(a)	$363,444
Noninvestment-grade:
Noncriticized	26,318	22,493	61,920		60,437	28,444	27,591	116,682		110,521
Criticized performing	2,042	1,131	13,294		4,399	898	1,126	16,234		6,656
Criticized nonaccrual	450	183	2,351		844	944	30	3,745		1,057
Total noninvestment- grade	28,810	23,807	77,565		65,680	30,286	28,747	136,661		118,234
Total retained loans	$121,862	$120,418	$147,938		$146,169	$231,041	$215,091	$500,841		$481,678
% of investment-grade to total retained loans	76.36%	80.23%	47.57%		55.07%	86.89%	86.63%	72.71%		75.45%
% of total criticized to total retained loans	2.04	1.09	10.58		3.59	0.80	0.54	3.99		1.60
% of criticized nonaccrual to total retained loans	0.37	0.15	1.59		0.58	0.41	0.01	0.75		0.22

	Secured by real estate
(in millions)	September 30, 2020									December 31, 2019
	Term loans by origination year						Revolving loans
	2020	2019	2018	2017	2016	Prior to 2016	Within the revolving period	Converted to term loans	Total	Total
Loans by risk ratings
Investment-grade	$13,326	$20,495	$12,963	$12,336	$14,590	$18,232	$1,110	$—	$93,052	$96,611
Noninvestment-grade	2,192	3,956	4,429	2,835	2,777	12,076	543	2	28,810	23,807
Total retained loans	$15,518	$24,451	$17,392	$15,171	$17,367	$30,308	$1,653	$2	$121,862	$120,418

	Commercial and industrial
(in millions)	September 30, 2020										December 31, 2019
	Term loans by origination year							Revolving loans
	2020		2019	2018	2017	2016	Prior to 2016	Within the revolving period	Converted to term loans	Total	Total
Loans by risk ratings
Investment-grade	$19,444	(a)	$8,283	$3,371	$2,673	$1,107	$1,290	$34,169	$36	$70,373	$80,489
Noninvestment-grade	12,504		10,298	6,413	2,710	725	3,090	41,729	96	77,565	65,680
Total retained loans	$31,948		$18,581	$9,784	$5,383	$1,832	$4,380	$75,898	$132	$147,938	$146,169

	Other(b)
(in millions)	September 30, 2020									December 31, 2019
	Term loans by origination year						Revolving loans
	2020	2019	2018	2017	2016	Prior to 2016	Within the revolving period	Converted to term loans	Total	Total
Loans by risk ratings
Investment-grade	$25,774	$11,508	$8,228	$6,696	$3,877	$13,642	$130,774	$256	$200,755	$186,344
Noninvestment-grade	5,991	2,572	1,705	468	155	848	18,379	168	30,286	28,747
Total retained loans	$31,765	$14,080	$9,933	$7,164	$4,032	$14,490	$149,153	$424	$231,041	$215,091
(a)At September 30, 2020, included $8.0 billion of loans under the PPP, of which $7.4 billion is included in commercial and industrial. PPP loans are guaranteed by the SBA. Other than in certain limited circumstances, the Firm typically does not recognize charge-offs, classify as nonaccrual nor record an allowance for loan losses on these loans.
(b)Includes loans to financial institutions, states and political subdivisions, SPEs, nonprofits, personal investment companies and trusts, as well as loans to individuals and individual entities (predominantly Wealth Management clients within AWM). Refer to Note 14 of JPMorgan Chase’s 2019 Form 10-K for more information on SPEs.

The following table presents additional information on retained loans secured by real estate, which consists of loans secured wholly or substantially by a lien or liens on real property at origination.

(in millions, except ratios)	Multifamily		Other commercial		Total retained loans secured by real estate
	Sep 30, 2020	Dec 31, 2019	Sep 30, 2020	Dec 31, 2019	Sep 30, 2020	Dec 31, 2019
Retained loans secured by real estate	$74,480	$73,840	$47,382	$46,578	$121,862	$120,418
Criticized	565	340	1,927	974	2,492	1,314
% of total criticized to total retained loans secured by real estate	0.76%	0.46%	4.07%	2.09%	2.04%	1.09%
Criticized nonaccrual	$51	$28	$399	$155	$450	$183
% of criticized nonaccrual loans to total retained loans secured by real estate	0.07%	0.04%	0.84%	0.33%	0.37%	0.15%
Geographic distribution and delinquency
The following table provides information on the geographic distribution and delinquency for retained wholesale loans.

	Secured by real estate		Commercial and industrial		Other		Total retained loans
(in millions, except ratios)	Sep 30, 2020	Dec 31, 2019	Sep 30, 2020	Dec 31, 2019	Sep 30, 2020	Dec 31, 2019	Sep 30, 2020	Dec 31, 2019
Loans by geographic distribution(a)
Total U.S.	$119,062	$117,836	$112,316	$111,954	$166,006	$150,512	$397,384	$380,302
Total non-U.S.	2,800	2,582	35,622	34,215	65,035	64,579	103,457	101,376
Total retained loans	$121,862	$120,418	$147,938	$146,169	$231,041	$215,091	$500,841	$481,678
Loan delinquency(b)
Current and less than 30 days past due and still accruing	$121,302	$120,119	$145,165	$144,839	$229,191	$214,641	$495,658	$479,599
30–89 days past due and still accruing	110	115	404	449	891	415	1,405	979
90 or more days past due and still accruing(c)	—	1	18	37	15	5	33	43
Criticized nonaccrual	450	183	2,351	844	944	30	3,745	1,057
Total retained loans	$121,862	$120,418	$147,938	$146,169	$231,041	$215,091	$500,841	$481,678
(a)The U.S. and non-U.S. distribution is determined based predominantly on the domicile of the borrower.
(b)The credit quality of wholesale loans is assessed primarily through ongoing review and monitoring of an obligor’s ability to meet contractual obligations rather than relying on the past due status, which is generally a lagging indicator of credit quality. Generally excludes loans under payment deferral programs offered in response to the COVID-19 pandemic.
(c)Represents loans that are considered well-collateralized and therefore still accruing interest.
Nonaccrual loans
The following table provides information on retained wholesale nonaccrual loans.

(in millions)	Secured by real estate		Commercial and industrial		Other		Total retained loans
	Sep 30, 2020	Dec 31, 2019	Sep 30, 2020	Dec 31, 2019	Sep 30, 2020	Dec 31, 2019	Sep 30, 2020	Dec 31, 2019
Nonaccrual loans(a)
With an allowance	$349	$169	$1,978	$688	$844	$28	$3,171	$885
Without an allowance(b)	101	14	373	156	100	2	574	172
Total nonaccrual loans(c)	$450	$183	$2,351	$844	$944	$30	$3,745	$1,057
(a)Loans that were modified in response to the COVID-19 pandemic continue to be risk-rated in accordance with the Firm’s overall credit risk management framework. As of September 30, 2020, predominantly all of these loans were considered performing.
(b)When the discounted cash flows, collateral value or market price equals or exceeds the amortized cost of the loan, the loan does not require an allowance. This typically occurs when the loans have been partially charged off and/or there have been interest payments received and applied to the loan balance.
(c)Interest income on nonaccrual loans recognized on a cash basis were not material for the three and nine months ended September 30, 2020 and 2019.
Loan modifications
Certain loan modifications are considered to be TDRs as they provide various concessions to borrowers who are experiencing financial difficulty. Loans with short-term or other insignificant modifications that are not considered concessions are not TDRs. The impact of these modifications, as well as new TDRs, were not material to the Firm for the three and nine months ended September 30, 2020 and 2019.

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
JPMorgan Chase’s allowance for credit losses comprises:
•the allowance for loan losses, which covers the Firm’s retained loan portfolios (scored and risk-rated) and is presented separately on the balance sheet,
•the allowance for lending-related commitments, which is presented on the balance sheet in accounts payable and other liabilities, and
•the allowance for credit losses on investment securities, which covers the Firm’s HTM and AFS securities and is recognized within Investment Securities on the balance sheet.
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
•Relevant risk characteristics for the consumer portfolio include product type, delinquency status, current FICO scores, geographic distribution, and, for collateralized loans, current LTV ratios.
•Relevant risk characteristics for the wholesale portfolio include LOB, geography, risk rating, delinquency status, level and type of collateral, industry, credit enhancement, product type, facility purpose, tenor, and payment terms.
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
The COVID-19 pandemic has stressed many MEVs to degrees not experienced in recent history, which creates additional challenges in the use of modeled credit loss estimates and increases the reliance on management judgment. During the second and third quarters, certain MEVs were outside the range of historical experience on which the Firm’s models had been calibrated and therefore adjustments were required to appropriately address these economic circumstances. For example, while forecasted U.S. employment rates in certain of the Firm’s scenarios are higher than historical experience, such rates are developed on a reported basis and do not reflect the significant mitigating impact of current government unemployment benefits and other stimulus programs. Consequently, management considered such mitigating impact to arrive at an effective unemployment rate, which informed modeled credit loss estimates, particularly in the consumer portfolio. In addition, for the wholesale portfolio, management used the historical relationship between credit spreads and portfolio default rates to inform the adjustment of the Firm’s modeled loss estimates.
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
In the third quarter of 2020, the Firm continued to make qualitative adjustments which placed significant weighting on its adverse scenarios, as a result of continued uncertainty related to the COVID-19 pandemic.
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

	2020(e)				2019
Nine months ended September 30, (in millions)	Consumer, excluding credit card	Credit card	Wholesale	Total	Consumer, excluding credit card	Credit card	Wholesale	Total
Allowance for loan losses
Beginning balance at January 1,	$2,538	$5,683	$4,902	$13,123	$3,434	$5,184	$4,827	$13,445
Cumulative effect of a change in accounting principle	297	5,517	(1,642)	4,172	NA	NA	NA	NA
Gross charge-offs	620	4,104	641	5,365	665	4,050	307	5,022
Gross recoveries collected	(483)	(585)	(88)	(1,156)	(409)	(433)	(45)	(887)
Net charge-offs	137	3,519	553	4,209	256	3,617	262	4,135
Write-offs of PCI loans(a)	NA	NA	NA	NA	132	—	—	132
Provision for loan losses	1,803	10,119	5,802	17,724	(227)	4,017	258	4,048
Other	1	—	3	4	—	(1)	10	9
Ending balance at September 30,	$4,502	$17,800	$8,512	$30,814	$2,819	$5,583	$4,833	$13,235

Allowance for lending-related commitments
Beginning balance at January 1,	$12	$—	$1,179	$1,191	$12	$—	$1,043	$1,055
Cumulative effect of a change in accounting principle	133	—	(35)	98	NA	NA	NA	NA
Provision for lending-related commitments	71	—	1,464	1,535	—	—	110	110
Other	—	—	(1)	(1)	—	—	—	—
Ending balance at September 30,	$216	$—	$2,607	$2,823	$12	$—	$1,153	$1,165

Total allowance for credit losses	$4,718	$17,800	$11,119	$33,637	$2,831	$5,583	$5,986	$14,400

Allowance for loan losses by impairment methodology
Asset-specific(b)	$228	$652	$792	$1,672	$88	$488	$399	$975
Portfolio-based	4,274	17,148	7,720	29,142	1,475	5,095	4,434	11,004
PCI	NA	NA	NA	NA	1,256	—	—	1,256
Total allowance for loan losses	$4,502	$17,800	$8,512	$30,814	$2,819	$5,583	$4,833	$13,235

Loans by impairment methodology
Asset-specific(b)	$16,888	$1,432	$3,856	$22,176	$6,117	$1,423	$1,760	$9,300
Portfolio-based	288,218	138,158	496,985	923,361	268,179	158,148	471,970	898,297
PCI	NA	NA	NA	NA	21,290	—	—	21,290
Total retained loans	$305,106	$139,590	$500,841	$945,537	$295,586	$159,571	$473,730	$928,887

Collateral-dependent loans
Net charge-offs	$109	$—	$22	$131	$23	$—	$28	$51
Loans measured at fair value of collateral less cost to sell	4,517	—	130	4,647	2,079	—	117	2,196

Allowance for lending-related commitments by impairment methodology
Asset-specific	$—	$—	$109	$109	$—	$—	$135	$135
Portfolio-based	216	—	2,498	2,714	12	—	1,018	1,030
Total allowance for lending-related commitments(c)	$216	$—	$2,607	$2,823	$12	$—	$1,153	$1,165

Lending-related commitments by impairment methodology
Asset-specific	$—	$—	$607	$607	$—	$—	$446	$446
Portfolio-based(d)	35,587	—	417,402	452,989	32,291	—	386,203	418,494
Total lending-related commitments	$35,587	$—	$418,009	$453,596	$32,291	$—	$386,649	$418,940

(a)Prior to the adoption of CECL, write-offs of PCI loans were recorded against the allowance for loan losses when actual losses for a pool exceeded estimated losses that were recorded as purchase accounting adjustments at the time of acquisition. A write-off of a PCI loan was recognized when the underlying loan was removed from a pool.
(b)Includes modified PCD loans and loans that have been modified or are reasonably expected to be modified in a TDR. Also includes risk-rated loans that have been placed on nonaccrual status for the wholesale portfolio segment. The asset-specific credit card allowance for loans modified, or reasonably expected to be modified, in a TDR is calculated based on the loans’ original contractual interest rates and does not consider any incremental penalty rates.
(c)The allowance for lending-related commitments is reported in accounts payable and other liabilities on the Consolidated balance sheets.
(d)At September 30, 2020 and 2019, lending-related commitments excluded $10.8 billion and $9.4 billion, respectively, for the consumer, excluding credit card portfolio segment; $662.9 billion and $645.9 billion, respectively, for the credit card portfolio segment; and $23.2 billion and $24.2 billion. respectively, for the wholesale portfolio segment, which were not subject to the allowance for lending-related commitments.
(e)Excludes HTM securities, which had an allowance for credit losses of $120 million and a provision for credit losses of $110 million as of and for the nine months ended September 30, 2020.
Discussion of changes in the allowance during 2020
The increase in the allowance for loan losses and lending related commitments was primarily driven by an increase in the provision for credit losses, reflecting the deterioration in and uncertainty around the future macroeconomic environment as a result of the impact of the COVID-19 pandemic.
–In the first quarter of 2020, management’s macroeconomic forecast included a decline in the U.S. real GDP of approximately 25% and an increase in the U.S. unemployment rate to above 10%, for the first half of 2020, followed by a solid recovery in the second half of 2020.
–In the second quarter of 2020, based on the increased uncertainty around the duration and depth of the downturn and speed of economic recovery, the Firm’s central case assumptions reflected a more protracted downturn with the slower recovery of U.S. real GDP.
–In the third quarter of 2020, the Firm’s central case assumptions reflected some near term improvement in economic trends, however there is elevated uncertainty around potential impacts to medium and longer term macroeconomic conditions.
In the first, second and third quarters of 2020, the Firm’s central case assumptions reflected forecasted U.S. unemployment rates and cumulative changes in U.S. real GDP as follows:

	2020	2021
	4Q	2Q	4Q
Central case assumptions

U.S. unemployment rate(a)
1Q 2020	6.6%	5.5%	4.6%
2Q 2020	10.9	9.0	7.7
3Q 2020	9.5	8.5	7.3

U.S. real GDP - cumulative change from December 31, 2019
1Q 2020	(5.4)	(2.3)	0.3
2Q 2020	(6.2)	(4.0)	(3.0)
3Q 2020	(5.4)	(3.7)	(2.4)
(a)Reflects quarterly average of forecasted reported U.S. unemployment rate.
As a result of elevated macroeconomic uncertainty beyond the central case, the Firm continued to place significant weighting on its adverse scenarios, which incorporate more punitive macroeconomic factors than the central case assumptions outlined above, resulting in weighted average U.S. unemployment rates, remaining above ten percent into the fourth quarter of 2021.
Subsequent changes to this forecast and related estimates will be reflected in the provision for credit losses in future periods.

Note 14 – Variable interest entities
Refer to Note 1 of JPMorgan Chase’s 2019 Form 10-K for a further description of JPMorgan Chase’s accounting policies regarding consolidation of VIEs.
The following table summarizes the most significant types of Firm-sponsored VIEs by business segment.

Line of Business	Transaction Type	Activity	Form 10-Q page reference
CCB	Credit card securitization trusts	Securitization of originated credit card receivables	163
	Mortgage securitization trusts	Servicing and securitization of both originated and purchased residential mortgages	163-165
CIB	Mortgage and other securitization trusts	Securitization of both originated and purchased residential and commercial mortgages, and other consumer loans	163-165
	Multi-seller conduits	Assist clients in accessing the financial markets in a cost-efficient manner and structures transactions to meet investor needs	165
	Municipal bond vehicles	Financing of municipal bond investments	165
The Firm also invests in and provides financing and other services to VIEs sponsored by third parties. Refer to pages 166–167 of this Note for more information on the VIEs sponsored by third parties.
Significant Firm-sponsored VIEs
Credit card securitizations
Refer to Note 14 of JPMorgan Chase’s 2019 Form 10-K for a more detailed discussion of JPMorgan Chase’s involvement with credit card securitizations.
As a result of the Firm’s continuing involvement, the Firm is considered to be the primary beneficiary of its Firm-sponsored credit card securitization trust, the Chase Issuance Trust. Refer to the table on page 166 of this Note for further information on consolidated VIE assets and liabilities.
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

The following table presents the total unpaid principal amount of assets held in Firm-sponsored private-label securitization entities, including those in which the Firm has continuing involvement, and those that are consolidated by the Firm. Continuing involvement includes servicing the loans, holding senior interests or subordinated interests (including amounts required to be held pursuant to credit risk retention rules), recourse or guarantee arrangements, and derivative contracts. In certain instances, the Firm’s only continuing involvement is servicing the loans. The Firm’s maximum loss exposure from retained and purchased interests is the carrying value of these interests. Refer to Securitization activity on page 167 of this Note for further information regarding the Firm’s cash flows associated with and interests retained in nonconsolidated VIEs, and pages 167-168 of this Note for information on the Firm’s loan sales and securitization activity related to U.S. GSEs and government agencies.

	Principal amount outstanding			JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
September 30, 2020 (in millions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	Investment securities	Other financial assets	Total interests held by JPMorgan Chase
Securitization-related(a)
Residential mortgage:
Prime/Alt-A and option ARMs	$54,012	$2,034	$44,680	$571	$884	$—	$1,455
Subprime	13,353	48	12,586	3	—	—	3
Commercial and other(b)	117,103	—	94,944	887	1,591	280	2,758
Total	$184,468	$2,082	$152,210	$1,461	$2,475	$280	$4,216

	Principal amount outstanding			JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
December 31, 2019 (in millions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	Investment securities	Other financial assets	Total interests held by JPMorgan Chase
Securitization-related(a)
Residential mortgage:
Prime/Alt-A and option ARMs	$60,348	$2,796	$48,734	$535	$625	$—	$1,160
Subprime	14,661	—	13,490	7	—	—	7
Commercial and other(b)	111,903	—	80,878	785	773	241	1,799
Total	$186,912	$2,796	$143,102	$1,327	$1,398	$241	$2,966
(a)Excludes U.S. GSEs and government agency securitizations and re-securitizations, which are not Firm-sponsored. Refer to pages 167-168 of this Note for information on the Firm’s loan sales and securitization activity related to U.S. GSEs and government agencies.
(b)Consists of securities backed by commercial real estate loans and non-mortgage-related consumer receivables purchased from third parties.
(c)Excludes the following: retained servicing (refer to Note 15 for a discussion of MSRs); securities retained from loan sales and securitization activity related to U.S. GSEs and government agencies; interest rate and foreign exchange derivatives primarily used to manage interest rate and foreign exchange risks of securitization entities (refer to Note 5 for further information on derivatives); senior and subordinated securities of $125 million and $24 million, respectively, at September 30, 2020, and $106 million and $94 million, respectively, at December 31, 2019, which the Firm purchased in connection with CIB’s secondary market-making activities.
(d)Includes interests held in re-securitization transactions.
(e)As of September 30, 2020, and December 31, 2019, 71% and 63%, respectively, of the Firm’s retained securitization interests, which are predominantly carried at fair value and include amounts required to be held pursuant to credit risk retention rules, were risk-rated “A” or better, on an S&P-equivalent basis. The retained interests in prime residential mortgages consisted of $1.4 billion and $1.1 billion of investment-grade retained interests, and $53 million and $72 million of noninvestment-grade retained interests at September 30, 2020, and December 31, 2019, respectively. The retained interests in commercial and other securitization trusts consisted of $1.9 billion and $1.2 billion of investment-grade retained interests, and $857 million and $575 million of noninvestment-grade retained interests at September 30, 2020, and December 31, 2019, respectively.

Residential mortgage
The Firm securitizes residential mortgage loans originated by CCB, as well as residential mortgage loans purchased from third parties by either CCB or CIB. Refer to Note 14 of JPMorgan Chase’s 2019 Form 10-K for a more detailed description of the Firm’s involvement with residential mortgage securitizations. Refer to the table on page 166 of this Note for more information on the consolidated residential mortgage securitizations, and the table on the previous page of this Note for further information on interests held in nonconsolidated residential mortgage securitizations.
Commercial mortgages and other consumer securitizations
CIB originates and securitizes commercial mortgage loans, and engages in underwriting and trading activities involving the securities issued by securitization trusts. Refer to Note 14 of JPMorgan Chase’s 2019 Form 10-K for a more detailed description of the Firm’s involvement with commercial mortgage and other consumer securitizations. Refer to the table on page 166 of this Note for more information on the consolidated commercial mortgage securitizations, and the table on the previous page of this Note for further information on interests held in nonconsolidated securitizations.
Re-securitizations
Refer to Note 14 of JPMorgan Chase’s 2019 Form 10-K for a more detailed description of JPMorgan Chase’s participation in certain re-securitization transactions.
The following table presents the principal amount of securities transferred to re-securitization VIEs.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Transfers of securities to VIEs
U.S. GSEs and government agencies	$12,488	$5,377	$27,710	$12,444
The Firm did not transfer any private label securities to re-securitization VIEs during the three and nine months ended September 30, 2020 and 2019, respectively, and retained interests in any such Firm-sponsored VIEs as of September 30, 2020 and December 31, 2019 were immaterial.
The following table presents information on nonconsolidated re-securitization VIEs.

	Nonconsolidated re-securitization VIEs
(in millions)	September 30, 2020	December 31, 2019
U.S. GSEs and government agencies
Interest in VIEs	$3,456	$2,928
As of September 30, 2020, and December 31, 2019, the Firm did not consolidate any U.S. GSE and government agency re-securitization VIEs or any Firm-sponsored private-label re-securitization VIEs.
Multi-seller conduits
Refer to Note 14 of JPMorgan Chase’s 2019 Form 10-K for a more detailed description of JPMorgan Chase’s principal involvement with Firm-administered multi-seller conduits.
In the normal course of business, JPMorgan Chase makes markets in and invests in commercial paper issued by the Firm-administered multi-seller conduits. The Firm held $11.4 billion and $16.3 billion of the commercial paper issued by the Firm-administered multi-seller conduits at September 30, 2020, and December 31, 2019, respectively, which have been eliminated in consolidation. The Firm’s investments reflect the Firm’s funding needs and capacity and were not driven by market illiquidity. Other than the amounts required to be held pursuant to credit risk retention rules, the Firm is not obligated under any agreement to purchase the commercial paper issued by the Firm-administered multi-seller conduits.
Deal-specific liquidity facilities, program-wide liquidity and credit enhancement provided by the Firm have been eliminated in consolidation. The Firm or the Firm-administered multi-seller conduits provide lending-related commitments to certain clients of the Firm-administered multi-seller conduits. The unfunded commitments were $10.7 billion and $8.9 billion at September 30, 2020, and December 31, 2019, respectively, and are reported as off-balance sheet lending-related commitments in other unfunded commitments to extend credit. Refer to Note 23 for more information on off-balance sheet lending-related commitments.
Municipal bond vehicles
Municipal bond vehicles or tender option bond (“TOB”) trusts allow institutions to finance their municipal bond investments at short-term rates. TOB transactions are known as customer TOB trusts and non-customer TOB trusts. Customer TOB trusts are sponsored by a third party, refer to pages 166-167 of this Note for further information.
The Firm serves as sponsor for all non-customer TOB transactions. Refer to Note 14 of JPMorgan Chase’s 2019 Form 10-K for a more detailed description of JPMorgan Chase’s Municipal bond vehicles.

Consolidated VIE assets and liabilities
The following table presents information on assets and liabilities related to VIEs consolidated by the Firm as of September 30, 2020, and December 31, 2019.

	Assets				Liabilities
September 30, 2020 (in millions)	Trading assets	Loans	Other(b)	Total assets(c)	Beneficial interests in VIE assets(d)	Other(e)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$11,838	$207	$12,045	$4,942	$3	$4,945
Firm-administered multi-seller conduits	4	22,957	160	23,121	11,622	30	11,652
Municipal bond vehicles	2,461	—	5	2,466	2,402	1	2,403
Mortgage securitization entities(a)	—	2,012	118	2,130	225	113	338
Other	2	167	254	423	—	89	89
Total	$2,467	$36,974	$744	$40,185	$19,191	$236	$19,427

	Assets				Liabilities
December 31, 2019 (in millions)	Trading assets	Loans	Other(b)	Total assets(c)	Beneficial interests in VIE assets(d)	Other(e)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$14,986	$266	$15,252	$6,461	$6	$6,467
Firm-administered multi-seller conduits	1	25,183	355	25,539	9,223	36	9,259
Municipal bond vehicles	1,903	—	4	1,907	1,881	3	1,884
Mortgage securitization entities(a)	66	2,762	64	2,892	276	130	406
Other	663	—	192	855	—	272	272
Total	$2,633	$42,931	$881	$46,445	$17,841	$447	$18,288
(a)Includes residential and commercial mortgage securitizations.
(b)Includes assets classified as cash and other assets on the Consolidated balance sheets.
(c)The assets of the consolidated VIEs included in the program types above are used to settle the liabilities of those entities. The assets and liabilities include third-party assets and liabilities of consolidated VIEs and exclude intercompany balances that eliminate in consolidation.
(d)The interest-bearing beneficial interest liabilities issued by consolidated VIEs are classified in the line item on the Consolidated balance sheets titled, “Beneficial interests issued by consolidated variable interest entities.” The holders of these beneficial interests generally do not have recourse to the general credit of JPMorgan Chase. Refer to Note 14 of JPMorgan Chase’s 2019 Form 10-K for conduits program-wide credit enhancements. Included in beneficial interests in VIE assets are long-term beneficial interests of $5.2 billion and $6.7 billion at September 30, 2020, and December 31, 2019, respectively.
(e)Includes liabilities classified as accounts payable and other liabilities on the Consolidated balance sheets.
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
Tax credit vehicles
The Firm holds investments in unconsolidated tax credit vehicles, which are limited partnerships and similar entities that own and operate affordable housing, energy, and other projects. These entities are primarily considered VIEs. A third party is typically the general partner or managing member and has control over the significant activities of the tax credit vehicles, and accordingly the Firm does not consolidate tax credit vehicles. The Firm generally invests in these partnerships as a limited partner and earns a return primarily through the receipt of tax credits allocated to the projects. The maximum loss exposure, represented by equity investments and funding commitments, was $21.5 billion and $19.1 billion, of which $7.8 billion and $5.5 billion was unfunded at September 30, 2020 and December 31, 2019, respectively. In order to reduce the risk of loss, the Firm assesses each project and withholds varying amounts of its capital investment until the project qualifies for tax credits. Refer to Note 25 of JPMorgan Chase’s 2019 Form 10-K for further information on affordable housing tax credits. Refer to Note 23 of this Form 10-Q for more information on off-balance sheet lending-related commitments.

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
The Firm’s maximum exposure as a liquidity provider to customer TOB trusts at September 30, 2020 and
December 31, 2019 was $6.4 billion and $5.5 billion, respectively. The fair value of assets held by such VIEs at September 30, 2020 and December 31, 2019, was $9.9 billion and $8.6 billion, respectively. Refer to Note 23 for more information on off-balance sheet lending-related commitments.
Loan securitizations
The Firm has securitized and sold a variety of loans, including residential mortgage, credit card, and commercial mortgage. Refer to Note 14 of JPMorgan Chase’s 2019 Form 10-K for a further description of the Firm’s accounting policies regarding securitizations.
Securitization activity
The following table provides information related to the Firm’s securitization activities for the three and nine months ended September 30, 2020 and 2019, related to assets held in Firm-sponsored securitization entities that were not consolidated by the Firm, and where sale accounting was achieved at the time of the securitization.

	Three months ended September 30,				Nine months ended September 30,
	2020		2019		2020		2019
(in millions)	Residential mortgage(d)	Commercial and other(e)	Residential mortgage(d)	Commercial and other(e)	Residential mortgage(d)	Commercial and other(e)	Residential mortgage(d)	Commercial and other(e)
Principal securitized	$2,852	$1,330	$3,225	$1,477	$6,450	$5,379	$7,132	$4,215
All cash flows during the period:(a)
Proceeds received from loan sales as financial instruments(b)(c)	$2,955	$1,392	$3,327	$1,506	$6,645	$5,577	$7,337	$4,329
Servicing fees collected	54	1	70	—	165	1	220	1
Cash flows received on interests	207	78	115	34	538	138	314	183
(a)Excludes re-securitization transactions.
(b)Predominantly includes Level 2 assets.
(c)The carrying value of the loans accounted for at fair value approximated the proceeds received upon loan sale.
(d)Includes prime mortgages only. Excludes loan securitization activity related to U.S. GSEs and government agencies.
(e)Includes commercial mortgage and other consumer loans.
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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Carrying value of loans sold	$18,065	$35,556	$60,447	$73,873
Proceeds received from loan sales as cash	5	3	27	73
Proceeds from loan sales as securities(a)(b)	17,858	35,512	59,795	73,172
Total proceeds received from loan sales(c)	$17,863	$35,515	$59,822	$73,245
Gains/(losses) on loan sales(d)(e)	$—	$342	$6	$495
(a)Includes securities from U.S. GSEs and Ginnie Mae that are generally sold shortly after receipt or retained as part of the Firm’s investment securities portfolio.
(b)Included in level 2 assets.
(c)Excludes the value of MSRs retained upon the sale of loans.
(d)Gains/(losses) on loan sales include the value of MSRs.
(e)The carrying value of the loans accounted for at fair value approximated the proceeds received upon loan sale.
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
The following table presents loans the Firm repurchased or had an option to repurchase, real estate owned, and foreclosed government-guaranteed residential mortgage loans recognized on the Firm’s Consolidated balance sheets as of September 30, 2020 and December 31, 2019. Substantially all of these loans and real estate are insured or guaranteed by U.S. government agencies.

(in millions)	Sep 30, 2020	Dec 31, 2019
Loans repurchased or option to repurchase(a)	$1,491	$2,941
Real estate owned	10	41
Foreclosed government-guaranteed residential mortgage loans(b)	72	198
(a)Predominantly all of these amounts relate to loans that have been repurchased from Ginnie Mae loan pools.
(b)Relates to voluntary repurchases of loans, which are included in accrued interest and accounts receivable.

Loan delinquencies and liquidation losses
The table below includes information about components of and delinquencies related to nonconsolidated securitized financial assets held in Firm-sponsored private-label securitization entities, in which the Firm has continuing involvement as of September 30, 2020, and December 31, 2019.

					Net liquidation losses
	Securitized assets		90 days past due		Three months ended September 30,		Nine months ended September 30,
(in millions)	Sep 30, 2020	Dec 31, 2019	Sep 30, 2020	Dec 31, 2019	2020	2019	2020	2019
Securitized loans
Residential mortgage:
Prime / Alt-A & option ARMs	$44,680	$48,734	$5,591	$2,449	$9	$146	$184	$474
Subprime	12,586	13,490	2,417	1,813	24	145	159	456
Commercial and other	94,944	80,878	5,025	187	—	118	11	283
Total loans securitized	$152,210	$143,102	$13,033	$4,449	$33	$409	$354	$1,213

Note 15 – Goodwill and Mortgage servicing rights
Refer to Note 15 of JPMorgan Chase’s 2019 Form 10-K for a discussion of the accounting policies related to goodwill and mortgage servicing rights.
Goodwill
The following table presents goodwill attributed to the business segments.

(in millions)	September 30, 2020	December 31, 2019
Consumer & Community Banking(a)	$30,082	$30,082
Corporate & Investment Bank(a)	7,897	7,901
Commercial Banking	2,985	2,982
Asset & Wealth Management	6,855	6,858
Total goodwill	$47,819	$47,823
(a)In the first quarter of 2020, the Merchant Services business was realigned from CCB to CIB, including the associated Goodwill of $959 million. Prior-period amounts have been revised to conform with the current presentation.
The following table presents changes in the carrying amount of goodwill.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Balance at beginning of period	$47,811	$47,477	$47,823	$47,471
Changes during the period from:
Business combinations(a)	—	348	—	348
Other(b)	8	(7)	(4)	(1)
Balance at September 30,	$47,819	$47,818	$47,819	$47,818
(a)For the three and nine months ended September 30, 2019, represents goodwill associated with the July 24, 2019 acquisition of InstaMed. This goodwill was allocated to CIB, CB and CCB.
(b)Primarily relates to foreign currency adjustments.
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
As of September 30, 2020, the Firm reviewed current economic conditions, including the potential impacts of the COVID-19 pandemic on business performance, estimated market cost of equity, as well as actuals and projections of business performance for all its reporting units. The Firm has concluded that the goodwill allocated to its reporting units was not impaired as of September 30, 2020, or December 31, 2019, nor was goodwill written off due to impairment during the nine months ended September 30, 2020 or 2019.

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
The following table summarizes MSR activity for the three and nine months ended September 30, 2020 and 2019.

	As of or for the three months ended September 30,		As of or for the nine months ended September 30,
(in millions, except where otherwise noted)	2020	2019	2020	2019
Fair value at beginning of period	$3,080	$5,093	$4,699	$6,130
MSR activity:
Originations of MSRs	204	390	639	1,146
Purchase of MSRs	17	(2)	24	104
Disposition of MSRs(a)	(104)	(359)	(177)	(687)
Net additions/(dispositions)	117	29	486	563

Changes due to collection/realization of expected cash flows	(215)	(256)	(710)	(702)

Changes in valuation due to inputs and assumptions:
Changes due to market interest rates and other(b)	(59)	(433)	(1,573)	(1,274)
Changes in valuation due to other inputs and assumptions:
Projected cash flows (e.g., cost to service)	(82)	17	(80)	(333)	(e)
Discount rates	199	—	199	153
Prepayment model changes and other(c)	(24)	(31)	(5)	(118)
Total changes in valuation due to other inputs and assumptions	93	(14)	114	(298)
Total changes in valuation due to inputs and assumptions	34	(447)	(1,459)	(1,572)
Fair value at September 30	$3,016	$4,419	$3,016	$4,419

Changes in unrealized gains/(losses) included in income related to MSRs held at September 30,	$34	$(447)	$(1,459)	$(1,572)
Contractual service fees, late fees and other ancillary fees included in income	333	397	1,026	1,254
Third-party mortgage loans serviced at September 30, (in billions)	456	537	456	537
Servicer advances, net of an allowance for uncollectible amounts, at September 30, (in billions)(d)	1.7	2.0	1.7	2.0
(a)Includes excess MSRs transferred to agency-sponsored trusts in exchange for stripped mortgage backed securities (“SMBS”). In each transaction, a portion of the SMBS was acquired by third parties at the transaction date; the Firm acquired the remaining balance of those SMBS as trading securities.
(b)Represents both the impact of changes in estimated future prepayments due to changes in market interest rates, and the difference between actual and expected prepayments.
(c)Represents changes in prepayments other than those attributable to changes in market interest rates.
(d)Represents amounts the Firm pays as the servicer (e.g., scheduled principal and interest, taxes and insurance), which will generally be reimbursed within a short period of time after the advance from future cash flows from the trust or the underlying loans. The Firm’s credit risk associated with these servicer advances is minimal because reimbursement of the advances is typically senior to all cash payments to investors. In addition, the Firm maintains the right to stop payment to investors if the collateral is insufficient to cover the advance. However, certain of these servicer advances may not be recoverable if they were not made in accordance with applicable rules and agreements.
(e)The decrease in projected cash flows was largely related to default servicing assumption updates.

The following table presents the components of mortgage fees and related income (including the impact of MSR risk management activities) for the three and nine months ended September 30, 2020 and 2019.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
CCB mortgage fees and related income
Net production revenue	$765	$738	$1,826	$1,291

Net mortgage servicing revenue:
Operating revenue:
Loan servicing revenue	381	351	1,063	1,172
Changes in MSR asset fair value due to collection/realization of expected cash flows	(215)	(256)	(710)	(702)
Total operating revenue	166	95	353	470
Risk management:
Changes in MSR asset fair value due to market interest rates and other(a)	(59)	(433)	(1,573)	(1,274)
Other changes in MSR asset fair value due to other inputs and assumptions in model(b)	93	(14)	114	(298)
Changes in derivative fair value and other	111	500	1,593	1,372
Total risk management	145	53	134	(200)
Total net mortgage servicing revenue	311	148	487	270

Total CCB mortgage fees and related income	1,076	886	2,313	1,561

All other	11	1	11	1
Mortgage fees and related income	$1,087	$887	$2,324	$1,562
(a)Represents both the impact of changes in estimated future prepayments due to changes in market interest rates, and the difference between actual and expected prepayments.
(b)Represents the aggregate impact of changes in model inputs and assumptions such as projected cash flows (e.g., cost to service), discount rates and changes in prepayments other than those attributable to changes in market interest rates (e.g., changes in prepayments due to changes in home prices).
The table below outlines the key economic assumptions used to determine the fair value of the Firm’s MSRs at September 30, 2020, and December 31, 2019, and outlines hypothetical sensitivities of those fair values to immediate adverse changes in those assumptions, as defined below.

(in millions, except rates)	Sep 30, 2020	Dec 31, 2019
Weighted-average prepayment speed assumption (constant prepayment rate)	16.94%	11.67%
Impact on fair value of 10% adverse change	$(203)	$(200)
Impact on fair value of 20% adverse change	(386)	(384)
Weighted-average option adjusted spread(a)	7.37%	7.93%
Impact on fair value of a 100 basis point adverse change	$(121)	$(169)
Impact on fair value of a 200 basis point adverse change	(233)	(326)
(a)Includes the impact of operational risk and regulatory capital.
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

Note 16 – Deposits
Refer to Note 17 of JPMorgan Chase’s 2019 Form 10-K for further information on deposits.
At September 30, 2020, and December 31, 2019, noninterest-bearing and interest-bearing deposits were as follows.

(in millions)	September 30, 2020	December 31, 2019
U.S. offices
Noninterest-bearing (included $12,699 and $22,637 at fair value)(a)	$540,116	$395,667
Interest-bearing (included $2,567 and $2,534 at fair value)(a)	1,117,149	876,156
Total deposits in U.S. offices	1,657,265	1,271,823
Non-U.S. offices
Noninterest-bearing (included $1,481 and $1,980 at fair value)(a)	21,406	20,087
Interest-bearing (included $2,567 and $1,438 at fair value)(a)	322,745	270,521
Total deposits in non-U.S. offices	344,151	290,608
Total deposits	$2,001,416	$1,562,431
(a)Includes structured notes classified as deposits for which the fair value option has been elected. Refer to Note 3 for further information.

Note 17 – Leases
Refer to Note 18 of JPMorgan Chase’s 2019 Form 10-K for a further discussion on leases.
Firm as lessee
At September 30, 2020, JPMorgan Chase and its subsidiaries were obligated under a number of noncancellable leases, predominantly operating leases for premises and equipment used primarily for business purposes.
Operating lease liabilities and ROU assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term.
The following table provides information related to the Firm’s operating leases:

(in millions)	September 30, 2020	December 31, 2019
Right-of-use assets	$7,883	$8,190
Lease liabilities	8,335	8,505
The Firm’s net rental expense was $474 million and $468 million for the three months ended September 30, 2020 and 2019, and $1.4 billion for each of the nine months ended September 30, 2020 and 2019.
Firm as lessor
The Firm’s lease financings are generally operating leases and are included in other assets on the Firm’s Consolidated balance sheets.
The following table presents the Firm’s operating lease income, included within other income, and the related depreciation expense, included within technology, communications and equipment expense, on the Consolidated statements of income:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Operating lease income	$1,425	$1,384	$4,236	$4,027
Depreciation expense	1,035	1,053	3,261	3,038

Note 18 - Preferred stock
Refer to Note 21 of JPMorgan Chase’s 2019 Form 10-K for a further discussion on preferred stock.
The following is a summary of JPMorgan Chase’s non-cumulative preferred stock outstanding as of September 30, 2020 and December 31, 2019, and the quarterly dividend declarations for the three and nine months ended September 30, 2020 and 2019.

	Shares		Carrying value (in millions)			Contractual rate in effect at September 30, 2020	Earliest redemption date	Floating annualized rate of three-month LIBOR/ Term SOFR plus:	Dividend declared per share
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019	Issue date				Three months ended September 30,		Nine months ended September 30,
									2020	2019	2020	2019
Fixed-rate:
Series P	—	—	$—	$—	2/5/2013	—%	3/1/2018	NA	$—	$136.25	$—	$408.75
Series T	—	—	—	—	1/30/2014	—	3/1/2019	NA	—	NA	—	167.50
Series W	—	—	—	—	6/23/2014	—	9/1/2019	NA	—	157.50	—	472.50
Series Y	—	143,000	—	1,430	2/12/2015	—	3/1/2020	NA	—	153.13	153.13	459.39
Series AA	142,500	142,500	1,425	1,425	6/4/2015	6.100	9/1/2020	NA	152.50	152.50	457.50	457.50
Series BB	115,000	115,000	1,150	1,150	7/29/2015	6.150	9/1/2020	NA	153.75	153.75	461.25	461.25
Series DD	169,625	169,625	1,696	1,696	9/21/2018	5.750	12/1/2023	NA	143.75	143.75	431.25	431.25
Series EE	185,000	185,000	1,850	1,850	1/24/2019	6.000	3/1/2024	NA	150.00	150.00	450.00	361.67
Series GG	90,000	90,000	900	900	11/7/2019	4.750	12/1/2024	NA	118.75	NA	387.92	NA
Fixed-to-floating-rate:
Series I	293,375	293,375	$2,934	$2,934	4/23/2008	LIBOR + 3.47%	4/30/2018	LIBOR + 3.47%	$95.53	$146.58	$334.90	$455.09
Series Q	150,000	150,000	1,500	1,500	4/23/2013	5.150	5/1/2023	LIBOR + 3.25	128.75	128.75	386.25	386.25
Series R	150,000	150,000	1,500	1,500	7/29/2013	6.000	8/1/2023	LIBOR + 3.30	150.00	150.00	450.00	450.00
Series S	200,000	200,000	2,000	2,000	1/22/2014	6.750	2/1/2024	LIBOR + 3.78	168.75	168.75	506.25	506.25
Series U	100,000	100,000	1,000	1,000	3/10/2014	6.125	4/30/2024	LIBOR + 3.33	153.13	153.13	459.38	459.38
Series V	250,000	250,000	2,500	2,500	6/9/2014	LIBOR + 3.32	7/1/2019	LIBOR + 3.32	92.41	144.11	343.30	394.11	(a)
Series X	160,000	160,000	1,600	1,600	9/23/2014	6.100	10/1/2024	LIBOR + 3.33	152.50	152.50	457.50	457.50
Series Z	200,000	200,000	2,000	2,000	4/21/2015	LIBOR + 3.80	5/1/2020	LIBOR + 3.80	102.40	132.50	352.05	397.50	(b)
Series CC	125,750	125,750	1,258	1,258	10/20/2017	4.625	11/1/2022	LIBOR + 2.58	115.63	115.63	346.88	346.88
Series FF	225,000	225,000	2,250	2,250	7/31/2019	5.000	8/1/2024	SOFR + 3.38	125.00	126.39	375.00	126.39
Series HH	300,000	—	3,000	—	1/23/2020	4.600	2/1/2025	SOFR + 3.125	115.00	NA	355.22	NA
Series II	150,000	—	1,500	—	2/24/2020	4.000	4/1/2025	SOFR + 2.745	100.00	NA	241.11	NA
Total preferred stock	3,006,250	2,699,250	$30,063	$26,993
(a)Prior to July 1, 2019, the dividend rate was fixed at 5%.
(b)Prior to May 1, 2020, the dividend rate was fixed at 5.3%.
Each series of preferred stock has a liquidation value and redemption price per share of $10,000, plus accrued but unpaid dividends. The aggregate liquidation value was $30.4 billion at September 30, 2020.
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
On September 1, 2019, the Firm redeemed all $880 million of its 6.30% preferred stock, Series W.
On March 1, 2019, the Firm redeemed all $925 million of its 6.70% preferred stock, Series T.

Note 19 – Earnings per share
Refer to Note 23 of JPMorgan Chase’s 2019 Form 10-K for a discussion of the computation of basic and diluted earnings per share (“EPS”). The following table presents the calculation of basic and diluted EPS for the three and nine months ended September 30, 2020 and 2019.

(in millions, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Basic earnings per share
Net income	$9,443	$9,080	$16,995	$27,911
Less: Preferred stock dividends	381	423	1,203	1,201
Net income applicable to common equity	9,062	8,657	15,792	26,710
Less: Dividends and undistributed earnings allocated to participating securities	47	51	80	159
Net income applicable to common stockholders	$9,015	$8,606	$15,712	$26,551

Total weighted-average basic shares outstanding	3,077.8	3,198.5	3,083.3	3,248.7
Net income per share	$2.93	$2.69	$5.10	$8.17

Diluted earnings per share
Net income applicable to common stockholders	$9,015	$8,606	$15,712	$26,551
Total weighted-average basic shares outstanding	3,077.8	3,198.5	3,083.3	3,248.7
Add: Dilutive impact of SARs and employee stock options, unvested PSUs and nondividend-earning RSUs	5.0	8.7	4.8	9.3
Total weighted-average diluted shares outstanding	3,082.8	3,207.2	3,088.1	3,258.0
Net income per share	$2.92	$2.68	$5.09	$8.15

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

As of or for the three months ended September 30, 2020 (in millions)	Unrealized gains/(losses) on investment securities	Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)
Balance at July 1, 2020	$7,920	$(895)	$(27)	$2,762	$(1,318)	$347	$8,789
Net change	514	127	(69)	(70)	(12)	(339)	151
Balance at September 30, 2020	$8,434 (a)	$(768)	$(96)	$2,692	$(1,330)	$8	$8,940

As of or for the three months ended September 30, 2019 (in millions)	Unrealized gains/(losses) on investment securities	Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)
Balance at July 1, 2019	$3,709	$(652)	(73)	$126	$(2,231)	$235	$1,114
Net change	479	(165)	(1)	195	46	132	686
Balance at September 30, 2019	$4,188	$(817)	$(74)	$321	$(2,185)	$367	$1,800

As of or for the nine months ended September 30, 2020 (in millions)	Unrealized gains/(losses) on investment securities	Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)
Balance at January 1, 2020	$4,057	$(707)	$(131)	$63	$(1,344)	$(369)	$1,569
Net change	4,377	(61)	35	2,629	14	377	7,371
Balance at September 30, 2020	$8,434 (a)	$(768)	$(96)	$2,692	$(1,330)	$8	$8,940

As of or for the nine months ended September 30, 2019 (in millions)	Unrealized gains/(losses) on investment securities	Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)
Balance at January 1, 2019	$1,202	$(727)	$(161)	$(109)	$(2,308)	$596	$(1,507)
Net change	2,986	(90)	87	430	123	(229)	3,307
Balance at September 30, 2019	$4,188	$(817)	$(74)	$321	$(2,185)	$367	$1,800
(a)Includes after-tax net unamortized unrealized gains of $2.7 billion related to AFS securities that have been transferred to HTM. Refer to Note 10 for further information.

The following table presents the pre-tax and after-tax changes in the components of OCI.

	2020			2019
Three months ended September 30, (in millions)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Unrealized gains/(losses) on investment securities:
Net unrealized gains/(losses) arising during the period	$1,143	$(270)	$873	$708	$(169)	$539
Reclassification adjustment for realized (gains)/losses included in net income(a)	(473)	114	(359)	(78)	18	(60)
Net change	670	(156)	514	630	(151)	479
Translation adjustments(b):
Translation	871	(86)	785	(861)	40	(821)
Hedges	(868)	210	(658)	866	(210)	656
Net change	3	124	127	5	(170)	(165)
Fair value hedges, net change(c):	(91)	22	(69)	(1)	—	(1)
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	134	(32)	102	222	(55)	167
Reclassification adjustment for realized (gains)/losses included in net income(d)	(227)	55	(172)	37	(9)	28
Net change	(93)	23	(70)	259	(64)	195
Defined benefit pension and OPEB plans:
Net gain/(loss) arising during the period	—	—	—	—	—	—
Reclassification adjustments included in net income(e):
Amortization of net loss	4	(1)	3	42	(10)	32
Amortization of prior service cost/(credit)	—	1	1	—	—	—
Foreign exchange and other	(22)	6	(16)	18	(4)	14
Net change	(18)	6	(12)	60	(14)	46
DVA on fair value option elected liabilities, net change:	(445)	106	(339)	173	(41)	132
Total other comprehensive income/(loss)	$26	$125	$151	$1,126	$(440)	$686

	2020			2019
Nine months ended September 30, (in millions)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Unrealized gains/(losses) on investment securities:
Net unrealized gains/(losses) arising during the period	$6,494	$(1,561)	$4,933	$4,074	$(985)	$3,089
Reclassification adjustment for realized (gains)/losses included in net income(a)	(732)	176	(556)	(135)	32	(103)
Net change	5,762	(1,385)	4,377	3,939	(953)	2,986
Translation adjustments(b):
Translation	(316)	15	(301)	(697)	76	(621)
Hedges	316	(76)	240	700	(169)	531
Net change	—	(61)	(61)	3	(93)	(90)
Fair value hedges, net change(c):	45	(10)	35	114	(27)	87
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	3,787	(909)	2,878	464	(112)	352
Reclassification adjustment for realized (gains)/losses included in net income(d)	(328)	79	(249)	102	(24)	78
Net change	3,459	(830)	2,629	566	(136)	430
Defined benefit pension and OPEB plans:
Net gain/(loss) arising during the period	9	(2)	7	2	(2)	—
Reclassification adjustments included in net income(e):
Amortization of net loss	11	(3)	8	125	(26)	99
Amortization of prior service cost/(credit)	2	(1)	1	2	(1)	1
Foreign exchange and other	1	(3)	(2)	19	4	23
Net change	23	(9)	14	148	(25)	123
DVA on fair value option elected liabilities, net change:	496	(119)	377	(296)	67	(229)
Total other comprehensive income/(loss)	$9,785	$(2,414)	$7,371	$4,474	$(1,167)	$3,307
(a)The pre-tax amount is reported in Investment securities gains in the Consolidated statements of income.
(b)Reclassifications of pre-tax realized gains/(losses) on translation adjustments and related hedges are reported in other income/expense in the Consolidated statements of income. The amounts were not material for the three and nine months ended September 30, 2020. During the nine months ended September 30, 2019, the Firm reclassified net pre-tax gains of $6 million to other income and $1 million to other expense, respectively. These amounts, which related to the liquidation of certain legal entities, are comprised of $5 million related to net investment hedge gains and $2 million related to cumulative translation adjustments.
(c)Represents changes in fair value of cross-currency swaps attributable to changes in cross-currency basis spreads, which are excluded from the assessment of hedge effectiveness and recorded in other comprehensive income. The initial cost of cross-currency basis spreads is recognized in earnings as part of the accrual of interest on the cross currency swap.
(d)The pre-tax amounts are primarily recorded in noninterest revenue, net interest income and compensation expense in the Consolidated statements of income.
(e)The pre-tax amount is reported in other expense in the Consolidated statements of income.

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
The following table presents the components of the Firm’s restricted cash:

(in billions)	September 30, 2020	December 31, 2019
Cash reserves – Federal Reserve Banks(a)	$—	$26.6
Segregated for the benefit of securities and cleared derivative customers	20.0	16.0
Cash reserves at non-U.S. central banks and held for other general purposes	4.7	3.9
Total restricted cash(b)	$24.7	$46.5
(a)Effective March 26, 2020, the Federal Reserve temporarily eliminated reserve requirements for depository institutions.
(b)Comprises $23.1 billion and $45.3 billion in deposits with banks, and $1.6 billion and $1.2 billion in cash and due from banks on the Consolidated balance sheet as of September 30, 2020 and December 31, 2019, respectively.
Also, as of September 30, 2020 and December 31, 2019, the Firm had the following other restricted assets:
•Cash and securities pledged with clearing organizations for the benefit of customers of $35.1 billion and $24.7 billion, respectively.
•Securities with a fair value of $5.6 billion and $8.8 billion, respectively, were also restricted in relation to customer activity.

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
Under the risk-based capital and leverage-based guidelines of the Federal Reserve, JPMorgan Chase is required to maintain minimum ratios for CET1 capital, Tier 1 capital, Total capital, Tier 1 leverage and the SLR. Failure to meet these minimum requirements could cause the Federal Reserve to take action. IDI subsidiaries are also subject to these capital requirements established by their respective primary regulators.
The following table presents the minimum and well-capitalized ratios to which the Firm and its IDI subsidiaries were subject as of September 30, 2020 and December 31, 2019.

	Minimum capital ratios		Well-capitalized ratios
	BHC(a)(e)	IDI(b)(e)	BHC(c)	IDI(d)
Capital ratios
CET1 capital	10.5%	7.0%	N/A	6.5%
Tier 1 capital	12.0	8.5	6.0	8.0
Total capital	14.0	10.5	10.0	10.0
Tier 1 leverage	4.0	4.0	N/A	5.0
SLR	5.0	6.0	N/A	6.0
Note: The table above is as defined by the regulations issued by the Federal Reserve, OCC and FDIC and to which the Firm and its IDI subsidiaries are subject.
(a)Represents the minimum capital ratios applicable to the Firm under Basel III. The CET1, Tier 1 and Total capital minimum capital ratios include a capital conservation buffer requirement of 2.5% and GSIB surcharge of 3.5% as calculated under Method 2.
(b)Represents requirements for JPMorgan Chase’s IDI subsidiaries. The CET1, Tier 1 and Total capital minimum capital ratios include a capital conservation buffer requirement of 2.5% that is applicable to the IDI subsidiaries. The IDI subsidiaries are not subject to the GSIB surcharge.
(c)Represents requirements for bank holding companies pursuant to regulations issued by the Federal Reserve.
(d)Represents requirements for IDI subsidiaries pursuant to regulations issued under the FDIC Improvement Act.
(e)Represents minimum SLR requirement of 3.0%, as well as supplementary leverage buffer requirements of 2.0% and 3.0% for BHC and IDI, respectively.
Current Expected Credit Losses
As disclosed in the Firm’s 2019 Form 10-K, the Firm initially elected to phase-in the January 1, 2020 (“day 1”) CECL adoption impact to retained earnings of $2.7 billion to CET1 capital, at 25% per year in each of 2020 to 2023. As part of their response to the impact of the COVID-19 pandemic, on March 31, 2020, the federal banking agencies issued an interim final rule (issued as final on August 26, 2020) that provided the option to delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period.

The final rule provides a uniform approach for estimating the effects of CECL compared to the legacy incurred loss model during the first two years of the transition period (the “day 2” transition amount), whereby the Firm may exclude from CET1 capital 25% of the change in the allowance for credit losses (excluding allowances on PCD loans). The cumulative day 2 transition amount as at December 31, 2021 that is not recognized in CET1 capital as well as the $2.7 billion day 1 impact, will be phased into CET1 capital at 25% per year beginning January 1, 2022. The Firm has elected to apply the CECL capital transition provisions, and accordingly, for the period ended
September 30, 2020, the capital metrics of the Firm exclude $6.4 billion, which is the $2.7 billion day 1 impact to retained earnings and 25% of the $15.2 billion increase in the allowance for credit losses (excluding allowances on PCD loans).
The impacts of the CECL capital transition provisions on Tier 2 capital, adjusted average assets, and total leverage exposure have also been incorporated into the Firm’s capital metrics. Refer to Note 1 for further information on the CECL accounting guidance.
The following tables present the risk-based and leverage-based capital metrics for JPMorgan Chase and JPMorgan Chase Bank, N.A. under both the Basel III Standardized and Basel III Advanced Approaches. As of September 30, 2020, the capital metrics are presented applying the CECL capital transition provisions. As of September 30, 2020 and December 31, 2019, JPMorgan Chase and JPMorgan Chase Bank, N.A. were well-capitalized and met all capital requirements to which each was subject.

September 30, 2020 (in millions, except ratios)	Basel III Standardized		Basel III Advanced
	JPMorgan Chase & Co.(d)	JPMorgan Chase Bank, N.A.(d)	JPMorgan Chase & Co.(d)	JPMorgan Chase Bank, N.A.(d)
Risk-based capital metrics:(a)
CET1 capital	$197,719	$225,547	$197,719	$225,547
Tier 1 capital	227,486	225,549	227,486	225,549
Total capital	262,397	242,927	249,947	230,846
Risk-weighted assets	1,514,509	1,444,069	1,429,334	1,298,354
CET1 capital ratio	13.1%	15.6%	13.8%	17.4%
Tier 1 capital ratio	15.0	15.6	15.9	17.4
Total capital ratio	17.3	16.8	17.5	17.8
Leverage-based capital metrics:
Adjusted average assets(b)	$3,243,290	$2,852,307	$3,243,290	$2,852,307
Tier 1 leverage ratio	7.0%	7.9%	7.0%	7.9%
Total leverage exposure(c)	NA	NA	$3,247,392	$3,544,506
SLR(c)	NA	NA	7.0%	6.4%

December 31, 2019 (in millions, except ratios)	Basel III Standardized		Basel III Advanced
	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.
Risk-based capital metrics:(a)
CET1 capital	$187,753	$206,848	$187,753	$206,848
Tier 1 capital	214,432	206,851	214,432	206,851
Total capital	242,589	224,390	232,112	214,091
Risk-weighted assets	1,515,869	1,457,689	1,397,878	1,269,991
CET1 capital ratio	12.4%	14.2%	13.4%	16.3%
Tier 1 capital ratio	14.1	14.2	15.3	16.3
Total capital ratio	16.0	15.4	16.6	16.9
Leverage-based capital metrics:
Adjusted average assets(b)	$2,730,239	$2,353,432	$2,730,239	$2,353,432
Tier 1 leverage ratio	7.9%	8.8%	7.9%	8.8%
Total leverage exposure	NA	NA	$3,423,431	$3,044,509
SLR	NA	NA	6.3%	6.8%
(a)The capital adequacy of the Firm and JPMorgan Chase Bank, N.A. is evaluated against the lower of the two ratios as calculated under Basel III approaches (Standardized or Advanced).
(b)Adjusted average assets, for purposes of calculating the leverage ratio, includes total quarterly average assets adjusted for on-balance sheet assets that are subject to deduction from Tier 1 capital, predominantly goodwill and other intangible assets.
(c)As of September 30, 2020, JPMorgan Chase’s total leverage exposure for purposes of calculating the SLR, excludes on-balance sheet amounts of U.S. Treasury securities and deposits at Federal Reserve Banks, as provided by the interim final rule issued by the Federal Reserve on April 1, 2020. On June 1, 2020, the Federal Reserve, OCC and FDIC issued an interim final rule that provides IDI subsidiaries with an option to apply this temporary exclusion subject to certain restrictions. As of September 30, 2020, JPMorgan Chase Bank, N.A. has not elected to apply this exclusion.
(d)As of September 30, 2020, the capital metrics for the Firm reflect the exclusion of assets purchased from money market mutual fund clients pursuant to nonrecourse advances provided under the MMLF. Additionally, loans originated under the PPP in the Firm and JPMorgan Chase Bank, N.A. receive a zero percent risk weight.

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
The following table summarizes the contractual amounts and carrying values of off-balance sheet lending-related financial instruments, guarantees and other commitments at September 30, 2020, and December 31, 2019. The amounts in the table below for credit card, home equity and certain scored business banking lending-related commitments represent the total available credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit for these products will be utilized at the same time. The Firm can reduce or cancel credit card and certain scored business banking lines of credit by providing the borrower notice or, in some cases as permitted by law, without notice. In addition, the Firm typically closes credit card lines when the borrower is 60 days or more past due. The Firm may reduce or close HELOCs when there are significant decreases in the value of the underlying property, or when there has been a demonstrable decline in the creditworthiness of the borrower.

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

Off–balance sheet lending-related financial instruments, guarantees and other commitments
	Contractual amount							Carrying value(j)
	September 30, 2020					Dec 31, 2019		Sep 30, 2020	Dec 31, 2019
By remaining maturity (in millions)	Expires in 1 year or less	Expires after 1 year through 3 years	Expires after 3 years through 5 years	Expires after 5 years	Total	Total
Lending-related
Consumer, excluding credit card:
Residential real estate(a)	$15,739	$1,447	$3,570	$14,816	$35,572	$30,217		$216	$12
Auto and other	10,044	1	16	792	10,853	9,952		—	—
Total consumer, excluding credit card	25,783	1,448	3,586	15,608	46,425	40,169		216	12
Credit card(b)	662,860	—	—	—	662,860	650,720		—	—
Total consumer(b)(c)	688,643	1,448	3,586	15,608	709,285	690,889		216	12
Wholesale:
Other unfunded commitments to extend credit(d)(e)	96,207	160,733	134,223	15,571	406,734	380,307		2,492	952
Standby letters of credit and other financial guarantees(d)	17,847	8,170	3,915	1,520	31,452	34,242		473	618
Other letters of credit(d)	2,954	76	19	—	3,049	2,961		20	4
Total wholesale(c)	117,008	168,979	138,157	17,091	441,235	417,510		2,985	1,574
Total lending-related	$805,651	$170,427	$141,743	$32,699	$1,150,520	$1,108,399		$3,201	$1,586
Other guarantees and commitments
Securities lending indemnification agreements and guarantees(f)	$220,361	$—	$—	$—	$220,361	$204,827		$—	$—
Derivatives qualifying as guarantees	2,668	290	12,045	40,377	55,380	53,089		451	159
Unsettled resale and securities borrowed agreements	142,799	3,555	—	—	146,354	117,951		1	—
Unsettled repurchase and securities loaned agreements	120,904	586	—	—	121,490	73,351		(1)	—
Loan sale and securitization-related indemnifications:
Mortgage repurchase liability	NA	NA	NA	NA	NA	NA		84	59
Loans sold with recourse	NA	NA	NA	NA	853	944		24	27
Exchange & clearing house guarantees and commitments(g)	89,121	—	—	—	89,121	206,432		—	—
Other guarantees and commitments(e)(h)	1,236	499	711	4,052	6,498	6,334	(i)	(64)	(66)
(a)Includes certain commitments to purchase loans from correspondents.
(b)Also includes commercial card lending-related commitments primarily in CB and CIB.
(c)Predominantly all consumer and wholesale lending-related commitments are in the U.S.
(d)At September 30, 2020, and December 31, 2019, reflected the contractual amount net of risk participations totaling $50 million and $76 million, respectively, for other unfunded commitments to extend credit; $8.8 billion and $9.8 billion, respectively, for standby letters of credit and other financial guarantees; and $462 million and $546 million, respectively, for other letters of credit. In regulatory filings with the Federal Reserve these commitments are shown gross of risk participations.
(e)In the third quarter of 2020, the Firm reclassified certain fair value option elected lending-related positions from trading assets to loans, which resulted in a corresponding reclassification of commitments from Other guarantees and commitments to Wholesale other unfunded commitments to extend credit. Prior-period amounts have been revised to conform with the current presentation.
(f)At September 30, 2020, and December 31, 2019, collateral held by the Firm in support of securities lending indemnification agreements was $233.0 billion and $216.2 billion, respectively. Securities lending collateral primarily consists of cash, G7 government securities, and securities issued by U.S. GSEs and government agencies.
(g)At September 30, 2020, and December 31, 2019, includes guarantees to the Fixed Income Clearing Corporation under the sponsored member repo program and commitments and guarantees associated with the Firm’s membership in certain clearing houses.
(h)At September 30, 2020, and December 31, 2019, primarily includes letters of credit hedged by derivative transactions and managed on a market risk basis, and unfunded commitments related to institutional lending. Additionally, includes unfunded commitments predominantly related to certain tax-oriented equity investments.
(i)Prior-period amounts have been revised to conform with the current presentation.
(j)For lending-related products, the carrying value represents the allowance for lending-related commitments and the guarantee liability; for derivative-related products, and lending-related commitments for which the fair value option was elected, the carrying value represents the fair value. At September 30, 2020, includes net markdowns on held-for-sale positions related to unfunded commitments in the bridge financing portfolio.

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
The following table summarizes the contractual amount and carrying value of standby letters of credit and other financial guarantees and other letters of credit arrangements as of September 30, 2020, and December 31, 2019.
Standby letters of credit, other financial guarantees and other letters of credit

	September 30, 2020		December 31, 2019
(in millions)	Standby letters of credit and other financial guarantees	Other letters of credit	Standby letters of credit and other financial guarantees	Other letters of credit
Investment-grade(a)	$23,461	$2,338	$26,880	$2,137
Noninvestment-grade(a)	7,991	711	7,362	824
Total contractual amount	$31,452	$3,049	$34,242	$2,961

Allowance for lending-related commitments	$98	$20	$216	$4
Guarantee liability	375	—	402	—
Total carrying value	$473	$20	$618	$4

Commitments with collateral	$17,249	$417	$17,853	$728
(a)The ratings scale is based on the Firm’s internal risk ratings. Refer to Note 12 for further information on internal risk ratings.
Derivatives qualifying as guarantees
The Firm transacts in certain derivative contracts that have the characteristics of a guarantee under U.S. GAAP. Refer to Note 28 of JPMorgan Chase’s 2019 Form 10-K for further information on these derivatives.
The following table summarizes the derivatives qualifying as guarantees as of September 30, 2020, and December 31, 2019.

(in millions)	September 30, 2020	December 31, 2019
Notional amounts
Derivative guarantees	$55,380	$53,089
Stable value contracts with contractually limited exposure	28,955	28,877
Maximum exposure of stable value contracts with contractually limited exposure	2,974	2,967

Fair value
Derivative payables	451	159
In addition to derivative contracts that meet the characteristics of a guarantee, the Firm is both a purchaser and seller of credit protection in the credit derivatives market. Refer to Note 5 for a further discussion of credit derivatives.
Merchant charge-backs
Under the rules of payment networks, the Firm, in its role as a merchant acquirer, retains a contingent liability for disputed processed credit and debit card transactions that result in a charge-back to the merchant. If a dispute is resolved in the cardholder’s favor, Merchant Services will (through the cardholder’s issuing bank) credit or refund the amount to the cardholder and will charge back the transaction to the merchant. If Merchant Services is unable to collect the amount from the merchant, Merchant Services will bear the loss for the amount credited or refunded to the cardholder. Merchant Services mitigates this risk by withholding future settlements, retaining cash reserve accounts or obtaining other collateral. In addition, Merchant Services recognizes a valuation allowance that covers the payment or performance risk to the Firm related to charge-backs. The carrying value of the valuation allowance was $14 million and $11 million at September 30, 2020 and December 31, 2019, respectively.

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
Sponsored member repo program
The Firm acts as a sponsoring member to clear eligible overnight resale and repurchase agreements through the Government Securities Division of the Fixed Income Clearing Corporation (“FICC”) on behalf of clients that become sponsored members under the FICC’s rules. The Firm also guarantees to the FICC the prompt and full payment and performance of its sponsored member clients’ respective obligations under the FICC’s rules. The Firm minimizes its liability under these overnight guarantees by obtaining a security interest in the cash or high-quality securities collateral that the clients place with the clearing house therefore the Firm expects the risk of loss to be remote. The Firm’s maximum possible exposure, without taking into consideration the associated collateral, is included in the Exchange & clearing house guarantees and commitments line on page 180. Refer to Note 11 of JPMorgan Chase’s 2019 Form 10-K for additional information on credit risk mitigation practices on resale agreements and the types of collateral pledged under repurchase agreements.
Guarantees of subsidiaries
The Parent Company has guaranteed certain long-term debt and structured notes of its subsidiaries, including JPMorgan Chase Financial Company LLC (“JPMFC”), a 100%-owned finance subsidiary. All securities issued by JPMFC are fully and unconditionally guaranteed by the Parent Company. These guarantees, which rank on parity with the Firm’s unsecured and unsubordinated indebtedness, are not included in the table on page 180 of this Note. Refer to Note 20 of JPMorgan Chase’s 2019 Form 10-K for additional information.

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
The following table presents the Firm’s pledged assets.

(in billions)	September 30, 2020	December 31, 2019
Assets that may be sold or repledged or otherwise used by secured parties	$189.9	$125.2
Assets that may not be sold or repledged or otherwise used by secured parties	98.8	80.2
Assets pledged at Federal Reserve banks and FHLBs	441.6	478.9
Total pledged assets	$730.3	$684.3
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
The following table presents the fair value of collateral accepted.

(in billions)	September 30, 2020	December 31, 2019
Collateral permitted to be sold or repledged, delivered, or otherwise used	$1,361.5	$1,282.5
Collateral sold, repledged, delivered or otherwise used	999.8	1,000.5	(a)
(a)Includes collateral repledged to the Federal Reserve under the Federal Reserve’s open market operations.

Note 25 – Litigation
Contingencies
As of September 30, 2020, the Firm and its subsidiaries and affiliates are defendants, putative defendants or respondents in numerous legal proceedings, including private, civil litigations and regulatory/government investigations. The litigations range from individual actions involving a single plaintiff to class action lawsuits with potentially millions of class members. Investigations involve both formal and informal proceedings, by both governmental agencies and self-regulatory organizations. These legal proceedings are at varying stages of adjudication, arbitration or investigation, and involve each of the Firm’s lines of business and several geographies and a wide variety of claims (including common law tort and contract claims and statutory antitrust, securities and consumer protection claims), some of which present novel legal theories.
The Firm believes the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for its legal proceedings is from $0 to approximately $1.7 billion at September 30, 2020. This estimated aggregate range of reasonably possible losses was based upon information available as of that date for those proceedings in which the Firm believes that an estimate of reasonably possible loss can be made. For certain matters, the Firm does not believe that such an estimate can be made, as of that date. The Firm’s estimate of the aggregate range of reasonably possible losses involves significant judgment, given:
•the number, variety and varying stages of the proceedings, including the fact that many are in preliminary stages,
•the existence in many such proceedings of multiple defendants, including the Firm, whose share of liability (if any) has yet to be determined,
•the numerous yet-unresolved issues in many of the proceedings, including issues regarding class certification and the scope of many of the claims, and
•the attendant uncertainty of the various potential outcomes of such proceedings, including where the Firm has made assumptions concerning future rulings by the court or other adjudicator, or about the behavior or incentives of adverse parties or regulatory authorities, and those assumptions prove to be incorrect.
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
Advisory and Other Activities. JPMorgan Chase Bank, N.A. has been advised by one of its U.S. regulators of a potential civil money penalty action against the Bank related to historical deficiencies in internal controls and internal audit over certain advisory and other activities. The Bank already has controls in place to address the deficiencies related to the proposed penalty. The Firm is currently engaged in resolution discussions with the U.S. regulator. There is no assurance that such discussions will result in resolution.
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
In actions related to U.S. dollar LIBOR during the period that it was administered by the BBA, the Firm has resolved certain of these actions, and others are in various stages of litigation. The District Court dismissed certain claims, including antitrust claims brought by some plaintiffs whom the District Court found did not have standing to assert such claims, and permitted certain claims to proceed, including antitrust, Commodity Exchange Act, Section 10(b) of the Securities Exchange Act and common law claims. The plaintiffs whose antitrust claims were dismissed for lack of standing have filed an appeal. The District Court granted class certification of antitrust claims related to bonds and interest rate swaps sold directly by the defendants and denied class certification motions filed by other plaintiffs. In the consolidated putative class action related to the time period that U.S. dollar LIBOR was administered by ICE Benchmark Administration, the District Court granted defendants’ motion to dismiss plaintiffs’ complaint, and the plaintiffs have appealed. The Firm’s settlements of putative class actions related to Swiss franc LIBOR, the Singapore Interbank Offered Rate and the Singapore Swap Offer Rate (“SIBOR”), the Australian Bank Bill Swap Reference Rate, and one of the putative class actions related to U.S. dollar LIBOR remain subject to court approval. In the class actions related to SIBOR and Swiss franc LIBOR, the District Court concluded that the Court lacked subject matter jurisdiction, and plaintiffs’ appeals of those decisions are pending.
In addition to the actions pending or consolidated in the Southern District of New York, in August 2020, a group of individual plaintiffs filed a lawsuit asserting antitrust claims in the United States District Court for the Northern District of California, alleging that the Firm and other defendants were engaged in an unlawful agreement to set LIBOR and conspired to monopolize the market for LIBOR-based consumer loans and credit cards. The complaint seeks injunctive relief and monetary damages.
Metals and U.S. Treasuries Investigations and Litigation and Related Inquiries. The Firm previously reported that it and/or certain of its subsidiaries had entered into resolutions with the U.S. Department of Justice (“DOJ”), the U.S. Commodity Futures Trading Commission (“CFTC”) and the U.S. Securities and Exchange Commission (“SEC”), which, collectively, resolved those agencies’ respective investigations relating to historical trading practices by former employees in the precious metals and U.S. treasuries markets and related conduct from 2008 to 2016.
The Firm entered into a Deferred Prosecution Agreement (“DPA”) with the DOJ in which it agreed to the filing of a criminal information charging JPMorgan Chase & Co. with two counts of wire fraud and agreed, along with JPMorgan Chase Bank, N.A. and J.P. Morgan Securities LLC, to certain terms and obligations as set forth therein. Under the terms of the DPA, the criminal information will be dismissed after three years, provided that JPMorgan Chase & Co., JPMorgan Chase Bank, N.A. and J.P. Morgan Securities LLC fully comply with all of their obligations.
Across the three resolutions with the DOJ, CFTC and SEC, JPMorgan Chase & Co., JPMorgan Chase Bank, N.A. and J.P. Morgan Securities LLC agreed to pay a total monetary amount of approximately $920 million. A portion of the total monetary amount includes victim compensation payments.
Several putative class action complaints have been filed in the United States District Court for the Southern District of New York against the Firm and certain former employees, alleging a precious metals futures and options price manipulation scheme in violation of the Commodity Exchange Act. Some of the complaints also allege unjust enrichment and deceptive acts or practices under the General Business Law of the State of New York. The Court consolidated these putative class actions in February 2019, and the consolidated action is stayed through May 2021. In addition, several putative class actions have been filed in the United States District Courts for the Northern District of Illinois and Southern District of New York against the Firm, alleging manipulation of U.S. Treasury futures and options, and bringing claims under the Commodity Exchange Act. Some of the complaints also allege unjust enrichment. The actions in the Northern District of Illinois have been transferred to the Southern District of New York. A putative class action complaint has also been filed under the Securities Exchange Act of 1934 in the United States District Court for the Eastern District of New York against the Firm and certain individual defendants on behalf of shareholders who acquired shares during the putative class period alleging that certain SEC filings of the Firm were materially false or misleading in that they did not disclose certain information relating to the above-referenced investigations.
Wendel. Since 2012, the French criminal authorities have been investigating a series of transactions entered into by senior managers of Wendel Investissement (“Wendel”) during the period from 2004 through 2007 to restructure their shareholdings in Wendel. JPMorgan Chase Bank, N.A., Paris branch provided financing for the transactions to a number of managers of Wendel in 2007. JPMorgan Chase has cooperated with the investigation. The investigating judges issued an ordonnance de renvoi in November 2016, referring JPMorgan Chase Bank, N.A. to the French tribunal correctionnel for alleged complicity in tax fraud. In January 2018, the Paris Court of Appeal issued a decision cancelling the mise en examen of JPMorgan Chase Bank, N.A. The Court of Cassation, France’s highest court, ruled in September 2018 that a mise en examen is a prerequisite for an ordonnance de renvoi and in January 2020 ordered the annulment of the ordonnance de renvoi referring JPMorgan Chase Bank, N.A. to the French tribunal correctionnel. Court of Appeal hearings are scheduled in November and December 2020 to further consider JPMorgan Chase’s status in this matter. A trial of the managers of Wendel is due to commence before the tribunal correctionnel in January 2021. In addition, a number of the managers have commenced civil proceedings against JPMorgan Chase Bank, N.A. The claims are separate, involve different allegations and are at various stages of proceedings.
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
The Firm has established reserves for several hundred of its currently outstanding legal proceedings. In accordance with the provisions of U.S. GAAP for contingencies, the Firm accrues for a litigation-related liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. The Firm evaluates its outstanding legal proceedings each quarter to assess its litigation reserves, and makes adjustments in such reserves, upward or downward, as appropriate, based on management’s best judgment after consultation with counsel. The Firm’s legal expense/(benefit) was $524 million and $10 million for the three months ended September 30, 2020 and 2019, respectively, and $839 million and $(2) million for the nine months ended September 30, 2020 and 2019, respectively. There is no assurance that the Firm’s litigation reserves will not need to be adjusted in the future.
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
Segment results
The following tables provide a summary of the Firm’s segment results as of or for the three and nine months ended September 30, 2020 and 2019, on a managed basis. The Firm’s definition of managed basis starts with the reported U.S. GAAP results and includes certain reclassifications to present total net revenue for the Firm (and each of the reportable business segments) on an FTE basis. Accordingly, revenue from investments that receive tax credits and tax-exempt securities is presented in the managed results on a basis comparable to taxable investments and securities. Refer to Note 32 of JPMorgan Chase’s 2019 Form 10-K for additional information on the Firm’s managed basis.
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
Business segment changes
In the first quarter of 2020, the Firm began reporting a Wholesale Payments business unit within CIB following a realignment of the Firm’s wholesale payments businesses. The Wholesale Payments business comprises:
•Merchant Services, which was realigned from CCB to CIB
•Treasury Services and Trade Finance in CIB. Trade Finance was previously reported in Lending in CIB.
In connection with the alignment of Wholesale Payments, the assets, liabilities and headcount associated with the Merchant Services business were realigned to CIB from CCB, and the revenue and expenses of the Merchant Services business are reported across CCB, CIB and CB based primarily on client relationships. Prior period amounts have been revised to reflect this realignment and revised allocation methodology.

Segment results and reconciliation(a)
As of or for the three months ended September 30, (in millions, except ratios)	Consumer & Community Banking(b)		Corporate & Investment Bank		Commercial Banking		Asset & Wealth Management
	2020	2019	2020	2019	2020	2019	2020	2019
Noninterest revenue	$4,758	$4,806	$8,075	$7,354	$761	$666	$2,887	$2,713
Net interest income	7,997	9,152	3,428	2,168	1,524	1,608	850	855
Total net revenue	12,755	13,958	11,503	9,522	2,285	2,274	3,737	3,568
Provision for credit losses	794	1,311	(81)	92	(147)	67	(51)	44
Noninterest expense	6,770	7,025	5,797	5,504	966	940	2,623	2,622
Income/(loss) before income tax expense/(benefit)	5,191	5,622	5,787	3,926	1,466	1,267	1,165	902
Income tax expense/(benefit)	1,318	1,377	1,483	1,095	378	324	288	234
Net income/(loss)	$3,873	$4,245	$4,304	$2,831	$1,088	$943	$877	$668
Average equity	$52,000	$52,000	$80,000	$80,000	$22,000	$22,000	$10,500	$10,500
Total assets	480,325	525,223	1,089,293	1,030,396	228,587	222,483	194,596	174,226
ROE	29%	31%	21%	13%	19%	16%	32%	24%
Overhead ratio	53	50	50	58	42	41	70	73

As of or for the three months ended September 30, (in millions, except ratios)	Corporate		Reconciling Items(a)		Total(b)
	2020	2019	2020	2019	2020	2019
Noninterest revenue	$343	$120	$(690)	$(596)	$16,134	$15,063
Net interest income	(682)	572	(104)	(127)	13,013	14,228
Total net revenue	(339)	692	(794)	(723)	29,147	29,291
Provision for credit losses	96	—	—	—	611	1,514
Noninterest expense	719	281	—	—	16,875	16,372
Income/(loss) before income tax expense/(benefit)	(1,154)	411	(794)	(723)	11,661	11,405
Income tax expense/(benefit)	(455)	18	(794)	(723)	2,218	2,325
Net income/(loss)	$(699)	$393	$—	$—	$9,443	$9,080
Average equity	$72,297	$71,113	$—	$—	$236,797	$235,613
Total assets	1,253,275	812,333	NA	NA	3,246,076	2,764,661
ROE	NM	NM	NM	NM	15%	15%
Overhead ratio	NM	NM	NM	NM	58	56
(a)Segment managed results reflect revenue on an FTE basis with the corresponding income tax impact recorded within income tax expense/(benefit). These adjustments are eliminated in reconciling items to arrive at the Firm’s reported U.S. GAAP results.
(b)In the second quarter of 2020, the Firm reclassified certain spend-based credit card reward costs from marketing expense to be a reduction of card income, with no effect on net income. Prior-period amounts have been revised to conform with the current presentation.

Segment results and reconciliation(a)
As of or for the nine months ended September 30, (in millions, except ratios)	Consumer & Community Banking(b)		Corporate & Investment Bank		Commercial Banking		Asset & Wealth Management
	2020	2019	2020	2019	2020	2019	2020	2019
Noninterest revenue	$12,833	$12,948	$27,189	$22,850	$2,197	$2,022	$8,316	$7,989
Net interest income	25,251	27,937	10,614	6,537	4,658	4,950	2,637	2,627
Total net revenue	38,084	40,885	37,803	29,387	6,855	6,972	10,953	10,616
Provision for credit losses	12,394	3,745	3,307	179	3,294	186	266	48
Noninterest expense	20,498	20,784	18,457	16,794	2,853	2,809	7,788	7,865
Income/(loss) before income tax expense/(benefit)	5,192	16,356	16,039	12,414	708	3,977	2,899	2,703
Income tax expense/(benefit)	1,304	4,007	4,283	3,377	164	972	700	655
Net income/(loss)	$3,888	$12,349	$11,756	$9,037	$544	$3,005	$2,199	$2,048
Average equity	$52,000	$52,000	$80,000	$80,000	$22,000	$22,000	$10,500	$10,500
Total assets	480,325	525,223	1,089,293	1,030,396	228,587	222,483	194,596	174,226
Return on equity	9%	31%	19%	14%	2%	17%	27%	25%
Overhead ratio	54	51	49	57	42	40	71	74

As of or for the nine months ended September 30, (in millions, except ratios)	Corporate		Reconciling Items(a)		Total(b)
	2020	2019	2020	2019	2020	2019
Noninterest revenue	$607	$3	$(2,128)	$(1,777)	$49,014	$44,035
Net interest income	(1,534)	1,436	(321)	(408)	41,305	43,079
Total net revenue	(927)	1,439	(2,449)	(2,185)	90,319	87,114
Provision for credit losses	108	—	—	—	19,369	4,158
Noninterest expense	1,012	724	—	—	50,608	48,976
Income/(loss) before income tax expense/(benefit)	(2,047)	715	(2,449)	(2,185)	20,342	33,980
Income tax expense/(benefit)	(655)	(757)	(2,449)	(2,185)	3,347	6,069
Net income/(loss)	$(1,392)	$1,472	$—	$—	$16,995	$27,911
Average equity	$70,751	$68,417	$—	$—	$235,251	$232,917
Total assets	1,253,275	812,333	NA	NA	3,246,076	2,764,661
Return on equity	NM	NM	NM	NM	9%	15%
Overhead ratio	NM	NM	NM	NM	56	56
(a)Segment managed results reflect revenue on an FTE basis with the corresponding income tax impact recorded within income tax expense/(benefit). These adjustments are eliminated in reconciling items to arrive at the Firm’s reported U.S. GAAP results.
(b)In the second quarter of 2020, the Firm reclassified certain spend-based credit card reward costs from marketing expense to be a reduction of card income, with no effect on net income. Prior-period amounts have been revised to conform with the current presentation.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of JPMorgan Chase & Co.:
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheet of JPMorgan Chase & Co. and its subsidiaries (the “Firm”) as of September 30, 2020, and the related consolidated statements of income, comprehensive income, and changes in stockholders’ equity for the three-month and nine-month periods ended September 30, 2020 and 2019 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2020 and 2019, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
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
November 2, 2020

PricewaterhouseCoopers LLP, 300 Madison Avenue, New York, NY 10017

JPMorgan Chase & Co.
Consolidated average balance sheets, interest and rates (unaudited)
(Taxable-equivalent interest and rates; in millions, except rates)

	Three months ended September 30, 2020				Three months ended September 30, 2019
	Average balance	Interest(g)	Rate (annualized)		Average balance	Interest(g)	Rate (annualized)
Assets
Deposits with banks	$509,979	$69	0.05%		$267,578	$898	1.33%
Federal funds sold and securities purchased under resale agreements	277,899	401	0.57		276,721	1,542	2.21
Securities borrowed	147,184	(128)	(0.35)	(h)	139,939	434	1.23
Trading assets – debt instruments(a)	322,321	1,859	2.29		298,358	2,228	2.96
Taxable securities	515,007	1,816	1.40		308,619	2,132	2.74
Nontaxable securities(b)	33,537	358	4.25		34,515	396	4.55
Total investment securities	548,544	2,174	1.58	(i)	343,134	2,528	2.92	(i)
Loans(a)	991,241	10,246	4.11		984,248	13,014	5.25
All other interest-earning assets(a)(c)	77,806	183	0.94		54,973	604	4.36
Total interest-earning assets	2,874,974	14,804	2.05		2,364,951	21,248	3.56
Allowance for loan losses	(31,574)				(13,142)
Cash and due from banks	21,404				20,375
Trading assets – equity and other instruments	119,905				113,980
Trading assets – derivative receivables	81,300				57,062
Goodwill, MSRs and other intangible Assets	51,547				53,125
All other noninterest-earning assets(a)	172,601				168,701
Total assets	$3,290,157				$2,765,052
Liabilities
Interest-bearing deposits	$1,434,034	$245	0.07%		$1,123,452	$2,409	0.85%
Federal funds purchased and securities loaned or sold under repurchase agreements	253,779	105	0.17		239,698	1,241	2.05
Short-term borrowings(d)	36,697	60	0.65		44,814	261	2.31
Trading liabilities – debt and all other interest-bearing liabilities(e)(f)	206,643	(51)	(0.10)	(h)	183,369	660	1.43
Beneficial interests issued by consolidated VIEs	19,838	35	0.71		21,123	134	2.53
Long-term debt	267,175	1,293	1.93		248,985	2,188	3.49
Total interest-bearing liabilities	2,218,166	1,687	0.30		1,861,441	6,893	1.47
Noninterest-bearing deposits	551,565				407,428
Trading liabilities – equity and other instruments(f)	32,256				31,310
Trading liabilities – derivative payables	64,599				45,987
All other liabilities, including the allowance for lending-related commitments	156,711				155,032
Total liabilities	3,023,297				2,501,198
Stockholders’ equity
Preferred stock	30,063				28,241
Common stockholders’ equity	236,797				235,613
Total stockholders’ equity	266,860				263,854
Total liabilities and stockholders’ equity	$3,290,157				$2,765,052
Interest rate spread			1.75%				2.09%
Net interest income and net yield on interest-earning assets		$13,117	1.82			$14,355	2.41
(a)In the third quarter of 2020, the Firm reclassified certain fair value option elected lending-related positions from trading assets to loans and other assets. Prior-period amounts have been revised to conform with the current presentation.
(b)Represents securities which are tax-exempt for U.S. federal income tax purposes.
(c)Includes prime brokerage-related held-for-investment customer receivables, which are classified in accrued interest and accounts receivable, and all other interest-earning assets, which are classified in other assets on the Consolidated Balance Sheets.
(d)Includes commercial paper.
(e)All other interest-bearing liabilities include prime brokerage-related customer payables.
(f)The combined balance of trading liabilities – debt and equity instruments was $105.0 billion and $102.3 billion for the three months ended September 30, 2020 and 2019, respectively.
(g)Interest includes the effect of certain related hedging derivatives. Taxable-equivalent amounts are used where applicable.
(h)Negative interest income and yield are related to the impact of current interest rates combined with the fees paid on client-driven securities borrowed balances. The negative interest expense related to prime brokerage customer payables is recognized in interest expense and reported within trading liabilities - debt and all other interest-bearing liabilities.
(i)The annualized rate for securities based on amortized cost was 1.61% and 2.97% for the three months ended September 30, 2020 and 2019, respectively, and does not give effect to changes in fair value that are reflected in AOCI.

JPMorgan Chase & Co.
Consolidated average balance sheets, interest and rates (unaudited)
(Taxable-equivalent interest and rates; in millions, except rates)

	Nine months ended September 30, 2020				Nine months ended September 30, 2019
	Average balance	Interest(g)	Rate (annualized)		Average balance	Interest(g)	Rate (annualized)
Assets
Deposits with banks	$422,860	$708	0.22%		$282,483	$3,200	1.51%
Federal funds sold and securities purchased under resale agreements	258,607	2,097	1.08		284,616	4,865	2.29
Securities borrowed	141,567	(151)	(0.14)	(h)	129,915	1,298	1.34
Trading assets – debt instruments(a)	324,061	6,008	2.48		299,834	7,160	3.19
Taxable securities	456,733	6,203	1.81		258,406	5,712	2.96
Nontaxable securities(b)	33,589	1,096	4.36		36,490	1,271	4.66
Total investment securities	490,322	7,299	1.99	(i)	294,896	6,983	3.17	(i)
Loans(a)	1,007,360	33,507	4.44		990,731	39,390	5.32
All other interest-earning assets(a)(c)	75,859	826	1.46		51,931	1,625	4.18
Total interest-earning assets	2,720,636	50,294	2.47		2,334,406	64,521	3.70
Allowance for loan losses	(24,100)				(13,366)
Cash and due from banks	21,745				20,824
Trading assets – equity and other instruments	111,198				114,394
Trading assets – derivative receivables	75,656				54,098
Goodwill, MSRs and other intangible Assets	52,006				53,853
All other noninterest-earning assets(a)	179,972				165,692
Total assets	$3,137,113				$2,729,901
Liabilities
Interest-bearing deposits	$1,342,270	$2,169	0.22%		$1,102,751	$7,010	0.85%
Federal funds purchased and securities loaned or sold under repurchase agreements	258,156	1,023	0.53		225,471	3,577	2.12
Short-term borrowings(d)	39,749	335	1.13		56,635	1,051	2.48
Trading liabilities – debt and all other interest-bearing liabilities(e)(f)	202,322	278	0.18	(h)	186,167	2,141	1.54
Beneficial interests issued by consolidated VIEs	19,407	184	1.27		23,549	459	2.61
Long-term debt	260,194	4,679	2.40		247,782	6,796	3.67
Total interest-bearing liabilities	2,122,098	8,668	0.55		1,842,355	21,034	1.53
Noninterest-bearing deposits	495,704				405,075
Trading liabilities – equity and other instruments(f)	32,258				32,059
Trading liabilities – derivative payables	60,936				41,952
All other liabilities, including the allowance for lending-related commitments	161,022				148,086
Total liabilities	2,872,018				2,469,527
Stockholders’ equity
Preferred stock	29,844				27,457
Common stockholders’ equity	235,251				232,917
Total stockholders’ equity	265,095				260,374
Total liabilities and stockholders’ equity	$3,137,113				$2,729,901
Interest rate spread			1.92%				2.17%
Net interest income and net yield on interest-earning assets		$41,626	2.04			$43,487	2.49
(a)In the third quarter of 2020, the Firm reclassified certain fair value option elected lending-related positions from trading assets to loans and other assets. Prior-period amounts have been revised to conform with the current presentation.
(b)Represents securities which are tax-exempt for U.S. federal income tax purposes.
(c)Includes prime brokerage-related held-for-investment customer receivables, which are classified in accrued interest and accounts receivable, and all other interest-earning assets, which are classified in other assets on the Consolidated Balance Sheets.
(d)Includes commercial paper.
(e)Other interest-bearing liabilities include prime brokerage-related customer payables.
(f)The combined balance of trading liabilities – debt and equity instruments were $105.0 billion and $106.8 billion for the nine months ended September 30, 2020 and 2019, respectively.
(g)Interest includes the effect of certain related hedging derivatives. Taxable-equivalent amounts are used where applicable.
(h)Negative interest income and yield are related to the impact of current interest rates combined with the fees paid on client-driven securities borrowed balances. The negative interest expense related to prime brokerage customer payables is recognized in interest expense and reported within trading liabilities - debt and all other liabilities.
(i)The annualized rate for securities based on amortized cost was 2.03% and 3.20% and for the nine months ended September 30, 2020 and 2019, respectively, and does not give effect to changes in fair value that are reflected in AOCI.

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
Expense categories:
•Volume- and revenue-related expenses generally correlate with changes in the related business/transaction volume or revenue. Examples of volume- and revenue-related expenses include commissions and incentive compensation, depreciation expense related to operating lease assets, and brokerage expense related to equities trading transaction volume.
•Investments include expenses associated with supporting medium- to longer-term strategic plans of the Firm. Examples of investments include initiatives in technology (including related compensation), marketing, and compensation for new bankers and client advisors.
•Structural expenses are those associated with the day-to-day cost of running the bank and are expenses not covered by the above two categories. Examples of structural expenses include employee salaries and benefits, as well as noncompensation costs such as real estate and all other expenses.
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

Net interchange income includes the following components:
•Interchange income: Fees earned by credit and debit card issuers on sales transactions.
•Rewards costs: The cost to the Firm for points earned by cardholders enrolled in credit card rewards programs generally tied to sales transactions.
•Partner payments: Payments to co-brand credit card partners based on the cost of loyalty program rewards earned by cardholders on credit card transactions.
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
VIEs: Variable interest entities
Warehouse loans: consist of prime mortgages originated with the intent to sell that are accounted for at fair value and classified as loans.

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
Wholesale Payments includes the following:
•Treasury Services: offers a broad range of products and services that enable clients to manage payments and receipts, as well as invest and manage funds. Products include U.S. dollar and multi-currency clearing, automated clearing house, lockbox, disbursement and reconciliation services, check deposits, and currency-related services;
•Merchant Services: primarily processes transactions for merchants; and
•Trade Finance: which includes loans tied directly to goods crossing borders, export/import loans, commercial letters of credit, standby letters of credit, and supply chain finance.
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
The Firm is committed to maintaining high standards of internal control over financial reporting. Nevertheless, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, in a firm as large and complex as JPMorgan Chase, lapses or deficiencies in internal controls may occur from time to time, and there can be no assurance that any such deficiencies will not result in significant deficiencies or material weaknesses in internal control in the future and collateral consequences therefrom. Refer to “Management’s report on internal control over financial reporting” on page 142 of JPMorgan Chase’s 2019 Form 10-K for further information. There was no change in the Firm’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.

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
On March 11, 2020, the World Health Organization declared the outbreak of a strain of novel coronavirus disease, COVID-19, a global pandemic. The COVID-19 pandemic and governmental responses to the pandemic have had, and continue to have, a severe impact on global economic conditions, including:
•significant disruption and volatility in the financial markets
•disruption of global supply chains
•closures of many businesses, leading to loss of revenues and increased unemployment, and
•the institution of social distancing and sheltering-in-place requirements in the U.S. and other countries.
If the pandemic is prolonged, or other diseases emerge that give rise to similar effects, the adverse impact on the global economy could deepen.
The continuation of the adverse economic conditions caused by the pandemic can be expected to have a significant adverse effect on JPMorgan Chase’s businesses and results of operations, including:
•significantly reduced demand for products and services from JPMorgan Chase’s clients and customers
•possible recognition of credit losses and increases in the allowance for credit losses, especially if businesses remain closed, unemployment continues to rise and clients and customers draw on their lines of credit
•possible material impacts on the value of securities, derivatives and other financial instruments which JPMorgan Chase owns or in which it makes markets due to market fluctuations
•possible downgrades in JPMorgan Chase’s credit ratings

•possible constraints on liquidity and capital, whether due to increases in risk-weighted assets related to supporting client activities or to regulatory actions, and
•the possibility that significant portions of JPMorgan Chase’s workforce are unable to work effectively, including because of illness, quarantines, sheltering-in-place arrangements, government actions or other restrictions in connection with the pandemic.
The extent to which the COVID-19 pandemic negatively affects JPMorgan Chase’s businesses, results of operations and financial condition, as well as its regulatory capital and liquidity ratios, will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic. Those negative effects, including the recognition of charge-offs, may be delayed because of the impact of prior and potential future government stimulus actions or payment assistance provided to clients and customers. In addition, JPMorgan Chase’s participation directly or on behalf of customers and clients in U.S. government programs designed to support individuals, households and businesses impacted by the economic disruptions caused by the COVID-19 pandemic could be criticized and subject JPMorgan Chase to increased governmental and regulatory scrutiny, negative publicity or increased exposure to litigation, which could increase its operational, legal and compliance costs and damage its reputation. To the extent the COVID-19 pandemic adversely affects JPMorgan Chase’s business, results of operations and financial condition, it may also have the effect of heightening many of the other risks described in Risk Factors in the 2019 Form 10-K.
Supervision and regulation
Refer to the Supervision and regulation section on pages 1–6 of JPMorgan Chase’s 2019 Form 10-K for information on Supervision and Regulation.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The Firm did not have any unregistered sale of equity securities during the three months ended September 30, 2020.
Repurchases under the common equity repurchase program
Refer to Capital Risk Management on pages 49-54 of this Form 10-Q and pages 85-92 of JPMorgan Chase’s 2019 Form 10-K for information regarding repurchases under the Firm’s common equity repurchase program.

On March 15, 2020, in response to the COVID-19 pandemic, the Firm temporarily suspended repurchases of its common equity. In June 2020, the Federal Reserve directed all large bank holding companies, including the Firm, to discontinue net share repurchases, at least through the end of the third quarter of 2020. As such, there were no shares repurchased during the second and third quarters of 2020. On September 30, 2020, the Federal Reserve directed all large bank holding companies, including the Firm, to extend the discontinuation of net share repurchases through the end of the fourth quarter of 2020. Through the date of the filing of this Form 10-Q, the Firm has not authorized a stock repurchase program as part of its annual capital plan.

Nine months ended September 30, 2020	Total shares of common stock repurchased	Average price paid per share of common stock(a)	Aggregate repurchases of common equity (in millions)(a)	Dollar value of remaining authorized repurchase (in millions)(a)
First quarter	50,003,062	127.92	6,397	9,183	(b)
Second quarter	—	—	—	9,183	(b)
July	—	—	—	—
August	—	—	—	—
September	—	—	—	—
Third quarter	—	—	—	—
Year-to-date	50,003,062	127.92	6,397	—
(a)Excludes commissions cost.
(b)The remaining $9.2 billion unused portion under the prior $29.4 billion repurchase program expired on June 30, 2020.
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
(a)Filed herewith.
(b)Furnished herewith. This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
(c)Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Firm’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the Consolidated statements of income (unaudited) for the three and nine months ended September 30, 2020 and 2019, (ii) the Consolidated statements of comprehensive income (unaudited) for the three and nine months ended September 30, 2020 and 2019, (iii) the Consolidated balance sheets (unaudited) as of September 30, 2020, and December 31, 2019, (iv) the Consolidated statements of changes in stockholders’ equity (unaudited) for the three and nine months ended September 30, 2020 and 2019, (v) the Consolidated statements of cash flows (unaudited) for the three and nine months ended September 30, 2020 and 2019, and (vi) the Notes to Consolidated Financial Statements (unaudited).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JPMorgan Chase & Co.
(Registrant)

By:	/s/ Nicole Giles
Nicole Giles
Managing Director and Firmwide Controller
(Principal Accounting Officer)

Date:	November 2, 2020

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

15	Letter re: Unaudited Interim Financial Information.

31.1	Certification.

31.2	Certification.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

†	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.