Form 10-K
period 2020-12-31
JPMORGAN CHASE & CO
filed 2021-02-23
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
Annual report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended	Commission file
December 31, 2020	number	1-5805
JPMorgan Chase & Co.
(Exact name of registrant as specified in its charter)

Delaware		13-2624428
(State or other jurisdiction of incorporation or organization)		(I.R.S. employer identification no.)

383 Madison Avenue,
New York,	New York	10179
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code: (212) 270-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	JPM	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 6.10% Non-Cumulative Preferred Stock, Series AA	JPM PR G	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 6.15% Non-Cumulative Preferred Stock, Series BB	JPM PR H	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 5.75% Non-Cumulative Preferred Stock, Series DD	JPM PR D	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 6.00% Non-Cumulative Preferred Stock, Series EE	JPM PR C	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.75% Non-Cumulative Preferred Stock, Series GG	JPM PR J	The New York Stock Exchange
Alerian MLP Index ETNs due May 24, 2024	AMJ	NYSE Arca, Inc.
Guarantee of Callable Step-Up Fixed Rate Notes due April 26, 2028 of JPMorgan Chase Financial Company LLC	JPM/28	The New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of JPMorgan Chase & Co. common stock held by non-affiliates as of June 30, 2020: $383,953,778,298
Number of shares of common stock outstanding as of January 31, 2021: 3,051,506,436
Documents incorporated by reference: Portions of the registrant’s Proxy Statement for the annual meeting of stockholders to be held on May 18, 2021, are incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III.

Form 10-K Index

Part I

Item 1. Business.
Overview
JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”, NYSE: JPM), a financial holding company incorporated under Delaware law in 1968, is a leading financial services firm based in the United States of America (“U.S.”), and has operations worldwide; JPMorgan Chase had $3.4 trillion in assets and $279.4 billion in stockholders’ equity as of December 31, 2020. The Firm is a leader in investment banking, financial services for consumers and small businesses, commercial banking, financial transaction processing and asset management. Under the J.P. Morgan and Chase brands, the Firm serves millions of customers in the U.S. and many of the world’s most prominent corporate, institutional and government clients.
JPMorgan Chase’s principal bank subsidiary is JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank, N.A.”), a national banking association with U.S. branches in 38 states and Washington, D.C. as of December 31, 2020. JPMorgan Chase’s principal non-bank subsidiary is J.P. Morgan Securities LLC (“J.P. Morgan Securities”), a U.S. broker-dealer. The bank and non-bank subsidiaries of JPMorgan Chase operate nationally as well as through overseas branches and subsidiaries, representative offices and subsidiary foreign banks. The Firm’s principal operating subsidiary outside the U.S. is J.P. Morgan Securities plc, a U.K.-based subsidiary of JPMorgan Chase Bank, N.A.
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
A description of the Firm’s business segments and the products and services they provide to their respective client bases is provided in the “Business segment results” section of Management’s discussion and analysis of financial condition and results of operations (“Management’s discussion and analysis” or “MD&A”), beginning on page 46 and in Note 32.
Competition
JPMorgan Chase and its subsidiaries and affiliates operate in highly competitive environments. Competitors include other banks, brokerage firms, investment banking companies, merchant banks, hedge funds, commodity trading companies, private equity firms, insurance companies, mutual fund companies, investment managers, credit card companies, mortgage banking companies, trust companies, securities processing companies, automobile financing companies, leasing companies, e-commerce and other internet-based companies, financial technology companies, and other companies engaged in providing similar products and services. The Firm’s businesses generally compete on the basis of the quality and variety of the Firm’s products and services, transaction execution, innovation, reputation and price. Competition also varies based on the types of clients, customers, industries and geographies served. With respect to some of its geographies and products, JPMorgan Chase competes globally; with respect to others, the Firm competes on a national or regional basis. New competitors in the financial services industry continue to emerge, including firms that offer products and services solely through the internet and non-financial companies that offer payment or loan products.

Part I
Human capital
JPMorgan Chase believes that its long-term growth and success depend on its ability to attract, develop and retain a high-performing and diverse workforce, with inclusion and accessibility as key components of the way the Firm does business. The information provided below relates to JPMorgan Chase’s full-time and part-time employees and does not include the Firm’s contractors.
Global workforce
JPMorgan Chase had 255,351 employees in 62 countries as of December 31, 2020, with over 60% of those employees located in the U.S. As of December 31, 2020, of the Firm’s global employees that self-identified, 49% self-identified as women and of the Firm’s U.S.-based employees that self-identified, 52% self-identified as ethnically diverse (defined as all Equal Employment Opportunity Commission classifications other than white). In addition, of the Firm’s U.S.-based employees, 3% self-identified as LGBT+, 3% as military veterans and 4% as people with disabilities. The following table presents the distribution of the Firm’s global workforce by region and by LOB as of December 31, 2020:

Employee Breakdown by Region		Employee Breakdown by LOB
Region	Employees	LOB	Employees
North America	162,670	CCB	122,894
Europe/Middle East/Africa	22,346	CIB	61,733
Latin America/Caribbean	3,691	CB	11,675
Asia-Pacific	66,644	AWM	20,683
Total Firm	255,351	Corporate	38,366
		Total Firm	255,351
Firm culture
The foundations of JPMorgan Chase’s culture are its core values and How We Do Business Principles, which are fundamental to the Firm’s success and are represented by four central corporate tenets: exceptional client service; operational excellence; a commitment to integrity, fairness and responsibility; and cultivation of a great team and winning culture. The Firm maintains its focus on its culture of inclusion and respect, which is reinforced by increasing employee awareness and education through engagement, communication and training. An important part of these efforts includes the Firm’s Business Resource Groups, which are groups of employees who support JPMorgan Chase’s diversity and inclusion strategies by leveraging the unique perspectives of their members.
Attracting and retaining employees
The goal of JPMorgan Chase’s recruitment efforts is to attract and hire talented individuals in all roles and at all career levels. The Firm strives to provide both external candidates and internal employees who are seeking a different role with challenging and stimulating career opportunities. These opportunities range from internship training programs for students to entry-level, management and executive careers. During 2020, approximately two thirds of the Firm’s employment opportunities were filled by external candidates, with the remainder filled by existing employees.
Diversity is a critical area of focus throughout the Firm’s hiring process. JPMorgan Chase engages in efforts aimed at hiring diverse talent, including initiatives focused on gender, underrepresented ethnic groups, LGBT+ individuals, people with disabilities, veterans and others. The Firm’s Advancing Black Pathways program, which seeks to leverage JPMorgan Chase’s business and philanthropic resources to accelerate economic opportunity for Black Americans by strengthening education and job training, growing careers, investing in entrepreneurship, and building wealth, includes initiatives to increase representation of talented Black individuals across the Firm.
JPMorgan Chase offers a competitive fellowship program that seeks to attract accomplished individuals who have taken a career break and wish to return to the workforce. In addition, where appropriate, the Firm’s hiring practices focus on the skills of a job candidate rather than degrees held.
Developing employees
JPMorgan Chase is committed to supporting the professional development and career growth of its employees. The Firm offers comprehensive training programs to employees, with over seven million hours of training delivered globally in 2020. Leadership Edge, the Firm’s global leadership development program that is offered to managers, is focused on creating one Firm leadership culture.
Compensation and benefits
The Firm provides comprehensive and market-competitive compensation and benefits programs. JPMorgan Chase’s compensation philosophy provides the guiding principles that drive compensation-related decisions across the Firm, including pay-for-performance, responsiveness and alignment with shareholder interests, reinforcement of the Firm’s culture and How We Do Business Principles, and integration of risk, controls and conduct considerations. The Firm’s commitment to diversity and inclusion for all employees includes compensation review processes that seek to ensure that the Firm’s employees are paid equitably for the work they do.

The Firm is also committed to supporting employees’ well-being. JPMorgan Chase offers a comprehensive benefits and wellness package to employees and their families, including healthcare coverage, retirement benefits, life and disability insurance, on-site health and wellness centers, employee assistance programs, competitive vacation and leave policies, backup child care arrangements, tuition reimbursement programs, mental health counseling and support, and financial coaching. The Firm has taken action to protect and support its employees during the COVID-19 pandemic, including by implementing health and safety protocols and providing additional benefits.
Supervision and regulation
The Firm is subject to extensive and comprehensive regulation under U.S. federal and state laws, as well as the applicable laws of the jurisdictions outside the U.S. in which the Firm does business.
Financial holding company:
Consolidated supervision. JPMorgan Chase & Co. is a bank holding company (“BHC”) and a financial holding company (“FHC”) under U.S. federal law, and is subject to comprehensive consolidated supervision, regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Federal Reserve acts as the supervisor of the consolidated operations of BHCs, and certain of JPMorgan Chase’s subsidiaries are also regulated directly by additional authorities based on the activities or licenses of those subsidiaries.
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
Permissible business activities. The Bank Holding Company Act restricts BHCs from engaging in business activities other than the business of banking and certain closely-related activities. FHCs can engage in a broader range of financial activities. The Federal Reserve has the authority to limit an FHC’s ability to conduct otherwise permissible activities if the FHC or any of its depository institution subsidiaries ceases to meet applicable eligibility requirements. The
Federal Reserve may also impose corrective capital and/or managerial requirements on the FHC, and if deficiencies are persistent, may require divestiture of the FHC’s depository institutions. If any depository institution controlled by an FHC fails to maintain a satisfactory rating under the Community Reinvestment Act, the Federal Reserve must prohibit the FHC and its subsidiaries from engaging in any activities other than those permissible for BHCs.
Capital and liquidity requirements. The Federal Reserve establishes capital, liquidity and leverage requirements for JPMorgan Chase that are generally consistent with the international Basel III capital and liquidity framework and evaluates the Firm’s compliance with those requirements. The OCC establishes similar requirements for JPMorgan Chase Bank, N.A.
Banking supervisors globally continue to refine and enhance the Basel III capital framework for financial institutions. In January 2019, the Basel Committee issued “Minimum capital requirements for market risk.” The Basel Committee expects national regulators to implement these revised market risk requirements for banking organizations in their jurisdictions by January 2023, in line with the other elements of the Basel III Reforms. U.S. banking regulators have announced their support for the issuance of the Basel III Reforms and are considering how to appropriately apply such reforms in the U.S. In November 2019, the U.S. banking regulators adopted a rule implementing “Standardized Approach for Counterparty Credit Risk” (“SA-CCR”), which became effective in April 2020 and which has a mandatory compliance date of January 1, 2022.
On October 20, 2020, the federal banking agencies issued a final rule for the net stable funding ratio (“NSFR”) under which large banking organizations such as the Firm will be required to maintain an NSFR of at least 100% on an ongoing basis. The final NSFR rule will become effective on July 1, 2021.
Refer to Capital Risk Management on pages 91-101 and Liquidity Risk Management on pages 102–108 .
Stress tests. As a large BHC, JPMorgan Chase is subject to supervisory stress testing administered by the Federal Reserve as part of the Federal Reserve’s annual Comprehensive Capital Analysis and Review (“CCAR”) framework. The Firm must conduct annual company-run stress tests and must also submit an annual capital plan to the Federal Reserve, taking into account the results of separate stress tests designed by the Firm and the Federal Reserve. The Federal Reserve uses the results under the severely adverse scenario from its supervisory stress test to determine the Firm’s “stress capital buffer” (“SCB”) requirement for the coming year, which forms part of the Firm’s applicable capital buffers. The Firm is required to file its annual CCAR submission on April 5, 2021. The Federal Reserve will notify the Firm of its indicative SCB requirement by June 30, 2021 and final SCB requirement by August 31, 2021. The Firm’s final SCB requirement will become effective on October 1, 2021. The OCC requires

Part I
JPMorgan Chase Bank, N.A. to perform separate, similar stress tests annually. The Firm publishes each year the results of the annual stress tests for the Firm and JPMorgan Chase Bank, N.A. under the supervisory “severely adverse” scenarios provided by the Federal Reserve and the OCC.
Refer to Capital Risk Management on pages 91-101 for more information concerning the Firm’s CCAR.
Enhanced prudential standards. As part of its mandate to identify and monitor risks to the financial stability of the U.S. posed by large banking organizations, the Financial Stability Oversight Council (“FSOC”) recommends prudential standards and reporting requirements to the Federal Reserve for systemically important financial institutions (“SIFIs”), such as JPMorgan Chase. The Federal Reserve has adopted several rules to implement those heightened prudential standards, including rules relating to risk management and corporate governance of subject BHCs. JPMorgan Chase is required under these rules to comply with enhanced liquidity and overall risk management standards, including oversight by the board of directors of risk management activities.
Resolution and recovery. The Firm is required to submit periodically to the Federal Reserve and the FDIC a plan for resolution under Title I of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) in the event of material distress or failure (a “resolution plan”). In 2019, the FDIC and Federal Reserve revised the regulations governing resolution plan requirements, and on the basis of those revisions, the Firm’s resolution plan submissions will alternate between “targeted” and “full” plans. The Firm’s next “targeted” resolution plan is due to be filed on or before July 1, 2021. The Firm also has a comprehensive recovery plan, updated annually, summarizing the actions it would take to avoid failure by remaining well-capitalized and well-funded in the case of an adverse event.
JPMorgan Chase Bank, N.A. is also required to provide a resolution plan to the FDIC. The FDIC has proposed changes to its rules relating to the resolution plans of insured depository institutions (“IDIs”) in a 2019 advanced notice of proposed rulemaking. In January 2021, the FDIC announced that the moratorium on the preparation of resolution plans for the IDIs has ended. Banks will be given notice of at least 12 months prior to the required submission date for their IDI resolution plans. The OCC has published guidelines establishing standards for recovery planning by insured national banks, and JPMorgan Chase Bank, N.A. has submitted its recovery plan to the OCC.
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
Ongoing obligations. The Firm remains subject to a consent order entered into with the Federal Reserve concerning foreign exchange trading. The Firm is also subject to obligations under the terms of a Deferred Prosecution Agreement entered into with the Department of Justice on September 29, 2020 relating to precious metals and U.S. Treasuries markets investigations as well as under a related order issued by the CFTC.
Subsidiary banks:
The activities of JPMorgan Chase Bank, N.A., the Firm’s principal subsidiary bank, are limited to those specifically authorized under the National Bank Act and related interpretations of the OCC. The OCC has authority to bring an enforcement action against JPMorgan Chase Bank, N.A. for unsafe or unsound banking practices, which could include limiting JPMorgan Chase Bank, N.A.’s ability to conduct otherwise permissible activities, or imposing corrective capital or managerial requirements on the bank.
FDIC deposit insurance. The FDIC deposit insurance fund provides insurance coverage for certain deposits and is funded through assessments on banks, such as JPMorgan Chase Bank, N.A.
FDIC powers upon a bank insolvency. Upon the insolvency of JPMorgan Chase Bank, N.A., the FDIC could be appointed as conservator or receiver under the Federal Deposit Insurance Act. The FDIC has broad powers to transfer assets and liabilities without the approval of the institution’s creditors.
Prompt corrective action. The Federal Deposit Insurance Corporation Improvement Act of 1991 requires the relevant federal banking regulator to take “prompt corrective action” with respect to a depository institution if that institution does not meet certain capital adequacy standards. The Federal Reserve is also authorized to take appropriate action against the parent BHC, such as JPMorgan Chase & Co., based on the undercapitalized status of any bank subsidiary. In certain instances, the BHC would be required to guarantee the performance of the capital restoration plan for its undercapitalized subsidiary.
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
Dividend restrictions. Federal law imposes limitations on the payment of dividends by national banks, such as JPMorgan Chase Bank, N.A. Refer to Note 26 for the amount of dividends that JPMorgan Chase Bank, N.A. could pay, at January 1, 2021, to JPMorgan Chase without the approval of the banking regulators. The OCC and the Federal Reserve also have authority to prohibit or limit the payment of dividends of a bank subsidiary that they supervise if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the bank.
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
Securities and broker-dealer regulation:
The Firm conducts securities underwriting, dealing and brokerage activities in the U.S. through J.P. Morgan Securities LLC and other non-bank broker-dealer subsidiaries, all of which are subject to regulations of the SEC, FINRA and the New York Stock Exchange, among others. The Firm conducts similar securities activities outside the U.S. subject to local regulatory requirements. In the U.K., those activities are conducted by J.P. Morgan Securities plc. Broker-dealers are subject to laws and regulations covering all aspects of the securities business, including sales and trading practices, securities offerings, publication of research reports, use of customer funds, the financing of client purchases, capital structure, record-keeping and retention, and the conduct of their directors, officers and employees. Refer to Broker-dealer regulatory capital on page 101 for information concerning the capital of J.P. Morgan Securities LLC and J.P. Morgan Securities plc.
Investment management regulation:
The Firm’s asset and wealth management businesses are subject to significant regulation in jurisdictions around the world relating to, among other things, the safeguarding and management of client assets, offerings of funds and marketing activities. Certain of the Firm’s subsidiaries are registered with, and subject to oversight by, the SEC as investment advisers and broker-dealers. The Firm’s registered investment advisers are subject to the fiduciary and other obligations imposed under the Investment Advisers Act of 1940, as well as various state securities laws. The Firm’s bank fiduciary activities are subject to supervision by the OCC.

Part I
Derivatives regulation:
The Firm is subject to comprehensive regulation of its derivatives businesses, including regulations that impose capital and margin requirements, require central clearing of standardized over-the-counter (“OTC”) derivatives, mandate that certain standardized OTC swaps be traded on regulated trading venues, and provide for reporting of certain mandated information. JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC and J.P. Morgan Securities plc are registered with the CFTC as “swap dealers” and may be required to register with the SEC as “security-based swap dealers.” As a result, these entities are or will be subject to a comprehensive regulatory framework applicable to their swap or security-based swap activities, including capital requirements, rules requiring the collateralization of uncleared swaps and security-based swaps, rules regarding segregation of counterparty collateral, business conduct and documentation standards, record-keeping and reporting obligations, and anti-fraud and anti-manipulation requirements. Similar requirements have also been implemented in the EU under the European Market Infrastructure Regulation (“EMIR”) and MiFID II.
J.P. Morgan Securities LLC is also registered with the CFTC as a futures commission merchant and is a member of the National Futures Association.
Data, privacy and security regulation:
The Firm and its subsidiaries are subject to numerous U.S. federal, state and local as well as international laws and regulations concerning data that are central to the Firm’s businesses, functions and operations. These include laws and regulations relating to data protection, privacy, data use, confidentiality, secrecy, cybersecurity, technology, artificial intelligence, data localization and storage, data retention and destruction, disclosure, transfer, availability, integrity and other similar matters. The application, interpretation and enforcement of these laws and regulations are often uncertain, particularly in light of new and rapidly evolving data-driven technologies and significant increase in computing power. These laws and regulations are evolving at a rapid pace, remain a focus of regulators globally, may be enforced by private parties or government bodies, and will continue to have a significant impact on all of the Firm’s businesses and operations. For example, the EU’s General Data Protection Regulation (“GDPR”) includes a complex range of obligations and operational requirements for companies that receive or process personal data of persons in the EU and provides for significant penalties for non-compliance. In addition, there are a number of legislative proposals in the EU, the U.S. (at both the federal and state level) as well as other jurisdictions that could impose new obligations or limitations in these areas that could affect the Firm’s businesses.
The Bank Secrecy Act and Economic Sanctions:
The Bank Secrecy Act (“BSA”) requires all financial institutions, including banks and securities broker-dealers, to establish a risk-based system of internal controls reasonably designed to prevent money laundering and the financing of terrorism. The BSA includes a variety of record-keeping and reporting requirements, as well as due diligence/know-your-customer documentation requirements. The Firm is also subject to the regulations and economic sanctions programs administered by the U.S. Treasury’s Office of Foreign Assets Control (“OFAC”). In addition, the EU and the U.K. have adopted various economic sanctions programs targeted at entities or individuals that are, or are located in countries that are, involved in terrorism, hostilities, embezzlement or human rights violations.
Anti-Corruption:
The Firm is subject to laws and regulations relating to corrupt and illegal payments to government officials and others in the jurisdictions in which it operates, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act.
Compensation practices:
The Firm’s compensation practices are subject to oversight by the Federal Reserve, as well as other agencies. The Federal Reserve has issued guidance jointly with the FDIC and the OCC that is designed to ensure that incentive compensation paid by banking organizations does not encourage imprudent risk-taking that threatens the organizations’ safety and soundness. The Financial Stability Board (“FSB”) has also established standards covering compensation principles for banks. The Firm’s compensation practices are also subject to regulation and oversight by regulators in other jurisdictions, notably the EU Fourth Capital Requirements Directive (“CRD IV”), which includes compensation-related provisions. The European Banking Authority has instituted guidelines on compensation policies which in certain countries, such as the U.K. and Germany, are implemented or supplemented by local regulations or guidelines. The Firm expects that the implementation of regulatory guidelines regarding compensation in the U.S. and other countries will continue to evolve, and may affect the manner in which the Firm structures its compensation programs and practices.
Other significant international regulatory initiatives:
The U.K.’s transition period for its departure from the EU, which is commonly referred to as “Brexit,” formally ended on December 31, 2020, and accordingly, from January 1, 2021, the U.K. is no longer obligated to implement EU laws.
In preparation for the completion of Brexit, numerous EU laws and regulations were separately adopted into U.K. domestic legislation in order to ensure continuity. However, the U.K. plans to evaluate the extent to which these EU-legacy laws and regulations should change going forward and has already indicated some areas where it may take a different approach from the EU. For example, the U.K. announced it will develop a U.K. settlement discipline regime rather than adopting the EU’s settlement discipline regime which will apply in the EU beginning in February 2022. Additionally, the U.K. will not incorporate into U.K. law the reporting obligation of the EU’s Securities Financing Transactions Regulation for non-financial counterparties, which will apply in the EU beginning in January 2021. The full impact of these differences is not yet known as further details have not yet been published.
In the EU, policymakers continue to implement an extensive and complex program of regulatory enhancement relating to financial services, several key elements of which are discussed below.
In response to the COVID-19 pandemic, in July 2020, the European Commission (“EC”) published a legislative proposal amending the Markets in Financial Instruments Directive (“MiFID II”). MiFID II requires the trading of shares and certain OTC derivatives to take place on trading venues, and also significantly enhanced requirements for pre- and post-trade transparency, transaction reporting and investor protection, and introduced a position limits and reporting regime for commodities. The EC’s proposal included targeted changes to the MiFID II framework intended to reduce the compliance burden on financial services firms as part of the EC’s broader initiative to assist in the EU’s economic recovery from the COVID-19 pandemic. The proposed changes include amendments to the commodity derivatives regime, investor protection rules and rules relating to research on small and medium-sized Enterprises. The proposal is in the final stages of becoming EU law and is expected to go into effect in 2022.The EC has also begun a review of the broader MiFID II framework and is expected to publish a further legislative proposal for changes to MiFID II in 2021. The U.K. is also re-evaluating the MiFID II framework and how the U.K. version of MiFID II will apply going forward.
The EU capital and liquidity legislation for banks and investment firms implemented many of the finalized Basel III capital and liquidity standards, including in relation to the leverage ratio, market risk capital, and a net stable funding ratio. These requirements will begin to take effect from June 2021. EU legislation also includes a requirement for certain non-EU banks operating in the EU to establish an intermediate parent undertaking (“IPU”) located in the EU. The IPU rule will allow a second IPU to be established if a single IPU would conflict with “home country” bank separation rules or impede resolvability. The Firm will be required to establish a legal entity structure that complies with the EU’s IPU rule. The U.K. Government has delayed the effective date of the U.K. version of the EU’s legislation relating to changes in Basel III requirements until January 1, 2022. The Basel Committee recently finalized certain changes to the Basel III framework, including revisions to the credit risk and operational risk calculation methods. The Firm’s banking entities in the U.K. and EU will be required to comply with these changes when they are implemented in those jurisdictions.
The Prudential Regulatory Authority (“PRA”) and European Central Bank (“ECB”) have published their supervisory expectations applicable to U.K. and EU banks, respectively, for management of financial risks arising from climate change. The supervisory expectations for managing these risks address bank strategy, risk management, scenario analysis and disclosure. U.K. banking entities, including J.P. Morgan Securities plc, will be expected to align their practices with PRA expectations by the end of 2021. J.P. Morgan Securities plc is expanding its risk management framework to comply with PRA expectations by the end of 2021.

Part I
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
Summary
The principal risks that could adversely affect JPMorgan Chase’s business, results of operations, financial condition, capital position, liquidity, competitive position or reputation include:
•Risks related to the COVID-19 pandemic, including the significant harm that the pandemic has caused and is causing to the global economy and the further negative effects that it could have on certain of JPMorgan Chase’s businesses.
•Regulatory risks, including the impact that applicable laws, rules and regulations in the highly-regulated financial services industry, as well as changes to or in the interpretation of those laws, rules and regulations, can have on JPMorgan Chase’s business and operations; the ways in which differences in financial services regulation in different jurisdictions or with respect to certain competitors can disadvantage JPMorgan Chase’s business; the higher compliance costs and potential for operational restrictions due to heightened regulatory scrutiny; risks associated with complying with economic sanctions and anti-corruption and anti-money laundering laws; the ways in which less predictable legal and regulatory frameworks in certain countries can negatively impact JPMorgan Chase’s operations and financial results; the losses that security holders will absorb if JPMorgan Chase were to enter into a resolution; and risks related to the regulatory uncertainties associated with the U.K.’s departure from the EU.
•Political risks, including the potential negative effects on JPMorgan Chase’s businesses due to economic uncertainty or instability caused by political developments.
•Market risks, including the effects that economic and market events and conditions, governmental policies concerning taxation, regulation and other matters, changes in interest rates and credit spreads, and market fluctuations can have on JPMorgan Chase’s consumer and wholesale businesses and its investment and market-making positions.
•Credit risks, including potential negative effects from adverse changes in the financial condition of clients, customers, counterparties, custodians and central counterparties; and the potential for credit losses due to declines in the value of collateral in stressed market conditions or from concentrations of credit and market risk.
•Liquidity risks, including the risk that JPMorgan Chase’s liquidity could be impaired by market-wide illiquidity or disruption, unforeseen liquidity or capital requirements, the inability to sell assets, default by a significant market participant, unanticipated outflows of cash or collateral, or lack of market or customer confidence in JPMorgan Chase; the dependence of JPMorgan Chase & Co. on the cash flows of its subsidiaries; the adverse effects that any downgrade in any of JPMorgan Chase’s credit ratings may have on its liquidity and cost of funding; and potential negative impacts on JPMorgan Chase’s funding, investments and financial products, as well as litigation risks, associated with the transition from LIBOR and other benchmark rates.
•Capital risks, including the risk that any failure by or inability of JPMorgan Chase to maintain the required level and composition of capital, or unfavorable changes in the capital requirements imposed by banking regulators, could limit JPMorgan Chase’s ability to distribute capital to shareholders or to support its business activities.
•Operational risks, including risks associated with JPMorgan Chase’s dependence on its operational systems and the competence, integrity, health and safety of its employees, as well as the systems and employees of external parties; the potential negative effects of failing to identify and address operational risks related to the introduction of or changes to products, services and delivery platforms; risks from JPMorgan Chase’s exposure to external operational systems; legal and operational risks related to safeguarding personal information; the harm that could be caused by a successful cyber attack affecting JPMorgan Chase or by catastrophes or other events; risks associated with JPMorgan Chase’s risk management framework, its models and estimations and associated judgments used in its financial statements, and controls over disclosure and financial reporting or from changes in accounting standards or policies; and potential adverse effects of failing to comply with heightened regulatory and other standards for the oversight of vendors and other service providers.
•Strategic risks, including the damage to JPMorgan Chase’s competitive standing and results that could occur if management fails to develop and execute effective business strategies; risks associated with the significant and increasing competition that JPMorgan Chase faces; and the potential adverse impacts of climate change on JPMorgan Chase’s business operations, clients and customers.

•Conduct risks, including the negative impact that can result from the failure of employees to conduct themselves in accordance with JPMorgan Chase’s expectations, policies and practices.
•Reputation risks, including the potential adverse effects on JPMorgan Chase’s relationships with its clients, customers, shareholders, regulators and other stakeholders that could arise from employee misconduct, security breaches, inadequate risk management, compliance or operational failures, litigation and regulatory investigations, failure to satisfy expectations concerning social and environmental concerns or other factors that could damage JPMorgan Chase’s reputation.
•Country risks, including potential impacts on JPMorgan Chase’s businesses from an outbreak of hostilities between countries or within a country or region; and the potential adverse effects of local economic, political, regulatory and social factors on JPMorgan Chase’s business and revenues in certain countries.
•People risks, including the criticality of attracting and retaining qualified and diverse employees; and the potential adverse effects of unfavorable changes in immigration or travel policies on JPMorgan Chase’s workforce.
•Legal risks relating to litigation and regulatory and government investigations.
The above summary is subject in its entirety to the more complete inventory and discussion of the risks facing JPMorgan Chase set forth below.

COVID-19 Pandemic
The COVID-19 pandemic has caused and is causing significant harm to the global economy and could further negatively affect certain of JPMorgan Chase’s businesses.
On March 11, 2020, the World Health Organization declared the outbreak of a strain of novel coronavirus disease, COVID-19, to be a global pandemic. The COVID-19 pandemic and governmental responses to the pandemic led to the institution of social distancing and shelter-in-place requirements in certain areas of the U.S. and other countries resulting in ongoing severe impacts on global economic conditions, including:
•significant disruption and volatility in the financial markets
•significant disruption of global supply chains, and
•closures of many businesses, leading to loss of revenues and increased unemployment.
A prolongation or worsening of the pandemic, or the emergence of other diseases that give rise to similar effects, could deepen the adverse impact on the global economy.
The adverse economic conditions caused by the pandemic have had a negative impact on certain of JPMorgan Chase’s businesses and results of operations, including:
•reduction in demand for certain products and services from JPMorgan Chase’s clients and customers, resulting in lower revenue, and
•increases in the allowance for credit losses.
Certain models used by JPMorgan Chase in connection with the determination of the allowance for credit losses have heightened performance risk in the economic environment precipitated by the effects of the COVID-19 pandemic and government stimulus. There can be no assurance that, even after adjustments have been made to model outputs, JPMorgan Chase will not recognize unexpected losses arising from the model uncertainty that has resulted from these developments.
A prolongation or worsening of the COVID-19 pandemic and the negative economic impacts of the pandemic could have other significant adverse effects on JPMorgan Chase’s businesses, results of operations and financial condition, including:
•recognition of credit losses and further increases in the allowance for credit losses, especially to the extent that businesses remain closed, unemployment continues at elevated levels, clients and customers draw on their lines of credit or significant numbers of people relocate from metropolitan areas
•material impacts on the value of securities, derivatives and other financial instruments which JPMorgan Chase owns or in which it makes markets
•downgrades in JPMorgan Chase’s credit ratings
•constraints on liquidity or capital due to elevated levels of deposits, increases in risk-weighted assets (“RWA”) related to supporting client activities, downgrades in client credit ratings, regulatory actions or other factors, any or all of which could require JPMorgan Chase to take or refrain from taking actions that it otherwise would under its liquidity and capital management strategies, and
•the possibility that significant portions of JPMorgan Chase’s workforce are unable to work effectively, including because of illness, quarantines, shelter-in-place arrangements, government actions or other restrictions in connection with the pandemic.
The extent to which the COVID-19 pandemic negatively affects JPMorgan Chase’s businesses, results of operations and financial condition, as well as its regulatory capital and liquidity ratios, will depend on future developments that are highly uncertain and cannot be predicted, including the ultimate scope and duration of the pandemic, the effectiveness of vaccination programs and actions taken by governmental authorities and other third parties in response to the pandemic. Those negative effects, including the possible recognition of charge-offs, may be delayed

Part I
because of the impact of prior and potential future government stimulus actions or payment assistance provided to clients and customers.
In addition, JPMorgan Chase’s participation directly or indirectly, including on behalf of customers and clients or by affiliated entities, in U.S. government programs designed to support individuals, households and businesses impacted by the economic disruptions caused by the COVID-19 pandemic could be criticized and subject JPMorgan Chase to:
•increased governmental and regulatory scrutiny
•negative publicity, and
•increased exposure to litigation,
any or all of which could increase JPMorgan Chase’s operational, legal and compliance costs and damage its reputation. To the extent that the COVID-19 pandemic adversely affects JPMorgan Chase’s business, results of operations and financial condition, it may also have the effect of heightening many of the other risks described below.
Regulatory
JPMorgan Chase’s businesses are highly regulated, and existing, new or changed laws, rules and regulations that apply to JPMorgan Chase have a significant impact on its business and operations.
JPMorgan Chase is a financial services firm with operations worldwide. JPMorgan Chase must comply with the laws, rules and regulations that apply to its operations in all of the jurisdictions around the world in which it does business. Regulation of the financial services industry is extensive.
The regulation and supervision of financial services firms has expanded significantly over an extended period of time. The increased regulation and supervision of JPMorgan Chase has affected the way that it conducts its business and structures its operations. JPMorgan Chase could be required to make further changes to its business and operations in response to expanded supervision, new laws, rules and regulations, and changes to existing laws, rules and regulations. These changes could result in JPMorgan Chase incurring additional costs for complying with laws, rules and regulations and could reduce its profitability. In response to new and existing laws, rules and regulations and expanded supervision, JPMorgan Chase has in the past been and could in the future be, required to:
•limit the products and services that it offers
•reduce the liquidity that it can provide through its market-making activities
•refrain from engaging in business opportunities that it might otherwise pursue
•pay higher taxes, assessments, levies or other governmental charges, including in connection with the resolution of tax examinations
•dispose of certain assets, and do so at times or prices that are disadvantageous
•impose restrictions on certain business activities, or
•increase the prices that it charges for products and services, which could reduce the demand for them.
In particular, JPMorgan Chase’s businesses and results of operations could be adversely impacted by changes in laws, rules and regulations, or changes in the application, interpretation or enforcement of laws, rules and regulations, that:
•proscribe or institute more stringent restrictions on certain financial services activities, or
•introduce changes to antitrust or anti-competition laws, rules and regulations that adversely affect the business activities of JPMorgan Chase.
Differences in financial services regulation can be disadvantageous for JPMorgan Chase’s business.
The content and application of laws, rules and regulations affecting financial services firms sometimes vary according to factors such as the size of the firm, the jurisdiction in which it is organized or operates, and other criteria. For example:
•larger firms such as JPMorgan Chase are often subject to more stringent supervision and regulation
•financial technology companies and other non-traditional competitors may not be subject to banking regulation, or may be supervised by a national or state regulatory agency that does not have the same resources or regulatory priorities as the regulatory agencies which supervise more diversified financial services firms, or
•the financial services regulatory framework in a particular jurisdiction may favor financial institutions that are based in that jurisdiction.
These differences in the regulatory framework can result in a firm such as JPMorgan Chase losing market share to competitors that are less regulated or not subject to regulation, especially with respect to unregulated financial products.
There can also be significant differences in the ways that similar regulatory initiatives affecting the financial services industry are implemented in the U.S. and in other countries and regions in which JPMorgan Chase does business. For example, when adopting rules that are intended to implement a global regulatory standard, a national regulator may introduce additional or more restrictive requirements, which can create competitive disadvantages for financial services firms, such as JPMorgan Chase, that may be subject to those enhanced regulations.
Legislative and regulatory initiatives outside the U.S. could require JPMorgan Chase to make significant modifications to its operations and legal entity structure in the relevant countries or regions in order to comply with those requirements. These include laws, rules and regulations that have been adopted or proposed relating to:
•the establishment of locally-based intermediate holding companies or operating subsidiaries
•requirements to maintain minimum amounts of capital or liquidity in locally-based subsidiaries
•the separation (or “ring fencing”) of core banking products and services from markets activities
•the resolution of financial institutions
•requirements for executing or settling transactions on exchanges or through central counterparties (“CCPs”)
•position limits and reporting rules for derivatives
•governance and accountability regimes
•conduct of business and control requirements, and
•restrictions on compensation.
These types of differences in financial services regulation, or inconsistencies or conflicts between laws, rules and regulations between different jurisdictions, have required and could in the future require JPMorgan Chase to:
•divest assets or restructure its operations
•absorb increased operational, capital and liquidity costs
•change the prices that it charges for its products and services
•curtail the products and services that it offers to its customers and clients, or
•incur higher costs for complying with different legal and regulatory frameworks.
Any or all of these factors could harm JPMorgan Chase’s ability to compete against other firms that are not subject to the same laws, rules and regulations or supervisory oversight, or harm JPMorgan Chase’s businesses, results of operations and profitability.
Heightened regulatory scrutiny of JPMorgan Chase’s businesses could result in higher compliance costs and restrictions on its operations.
JPMorgan Chase’s operations are subject to heightened oversight and scrutiny from regulatory authorities in many jurisdictions. JPMorgan Chase has paid significant fines, provided other monetary relief, incurred other penalties and experienced other repercussions in connection with resolving investigations and enforcement actions by governmental agencies. JPMorgan Chase could become subject to similar regulatory resolutions or other actions in the future, and addressing the requirements of any such resolutions or actions could result in JPMorgan Chase incurring higher operational and compliance costs or needing to comply with other restrictions.
In connection with resolving specific regulatory investigations or enforcement actions, certain regulators have required JPMorgan Chase and other financial institutions to admit wrongdoing with respect to the activities that gave rise to the resolution. These types of admissions can lead to:
•greater exposure in litigation
•damage to reputation
•disqualification from doing business with certain clients or customers, or in specific jurisdictions, or
•other direct and indirect adverse effects.
Furthermore, U.S. government officials have demonstrated a willingness to bring criminal actions against financial institutions and have required that institutions plead guilty to criminal offenses or admit other wrongdoing in connection with resolving regulatory investigations or enforcement actions. Resolutions of this type can have significant collateral consequences for the subject financial institution, including:
•loss of clients, customers and business
•restrictions on offering certain products or services, and
•losing permission to operate certain businesses, either temporarily or permanently.
JPMorgan Chase expects that:
•it and other financial services firms will continue to be subject to heightened regulatory scrutiny and governmental investigations and enforcement actions
•regulators will continue to require that financial institutions be penalized for actual or deemed violations of law with formal and punitive enforcement actions, including the imposition of significant monetary and other sanctions, rather than resolving these matters through informal supervisory actions; and
•regulators will be more likely to pursue formal enforcement actions and resolutions against JPMorgan Chase to the extent that it has previously been subject to other governmental investigations or enforcement actions.
If JPMorgan Chase fails to meet the requirements of any resolution of a governmental investigation or enforcement action, or to maintain risk and control processes that meet the heightened standards established by its regulators, it could be required to:
•enter into further resolutions of investigations or enforcement actions
•pay additional regulatory fines, penalties or judgments, or
•accept material regulatory restrictions on, or changes in the management of, its businesses.

Part I
In these circumstances, JPMorgan Chase could also become subject to other sanctions, or to prosecution or civil litigation with respect to the conduct that gave rise to an investigation or enforcement action.
Complying with economic sanctions and anti-corruption and anti-money laundering laws, rules and regulations can increase JPMorgan Chase’s operational and compliance costs and risks.
JPMorgan Chase must comply with economic sanctions and embargo programs administered by the Office of Foreign Assets Control (“OFAC”) and similar national and multi-national bodies and governmental agencies outside the U.S., as well as anti-corruption and anti-money laundering laws, rules and regulations throughout the world. JPMorgan Chase can incur higher costs and face greater compliance risks in structuring and operating its businesses to comply with these requirements. Certain governments have enacted laws, which are commonly referred to as “blocking laws,” that are designed to prohibit compliance with some U.S. sanctions and may raise significant conflict of laws issues. A violation of a sanction or embargo program or anti-corruption or anti-money laundering laws, rules and regulations, or enforcement of blocking laws, could subject JPMorgan Chase, and individual employees, to regulatory enforcement actions as well as significant civil and criminal penalties.
JPMorgan Chase’s operations and financial results can be negatively impacted in countries with less predictable legal and regulatory frameworks.
JPMorgan Chase conducts business in certain countries in which the application of the rule of law is inconsistent or less predictable, including with respect to:
•the absence of a statutory or regulatory basis or guidance for engaging in specific types of business or transactions
•conflicting or ambiguous laws, rules and regulations, or the inconsistent application or interpretation of existing laws, rules and regulations
•uncertainty concerning the enforceability of contractual, intellectual property or other obligations
•difficulty in competing in economies in which the government controls or protects all or a portion of the local economy or specific businesses, or where graft or corruption may be pervasive, and
•the threat of arbitrary regulatory investigations, civil litigations or criminal prosecutions, the termination of licenses required to operate in the local market or the suspension of business relationships with governmental bodies.
If the application of the laws, rules and regulations in a particular country is susceptible to producing inconsistent or unexpected outcomes, this can create a more difficult environment in which JPMorgan Chase conducts its business and could negatively affect JPMorgan Chase’s operations and reduce its earnings with respect to that country. For example, conducting business could require JPMorgan Chase to devote significant additional resources to understanding, and monitoring changes in, local laws, rules and regulations, as well as structuring its operations to comply with local laws, rules and regulations and implementing and administering related internal policies and procedures.
There can be no assurance that JPMorgan Chase will always be successful in its efforts to fully understand and to conduct its business in compliance with the laws, rules and regulations of all of the jurisdictions in which it operates, and the risk of non-compliance can be greater in countries that have less predictable legal and regulatory systems.
Requirements for the orderly resolution of JPMorgan Chase could result in JPMorgan Chase having to restructure or reorganize its businesses and could increase its funding or operational costs or curtail its business.
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
If the Federal Reserve and the FDIC were both to determine that a resolution plan submitted by JPMorgan Chase has deficiencies, they could jointly impose more stringent capital, leverage or liquidity requirements or restrictions on JPMorgan Chase’s growth, activities or operations. The agencies could also require that JPMorgan Chase restructure, reorganize or divest assets or businesses in ways that could materially and adversely affect JPMorgan Chase’s operations and strategy.
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
Federal Reserve rules require that JPMorgan Chase & Co. (the “Parent Company”) maintain minimum levels of unsecured external long-term debt and other loss-absorbing capacity with specific terms (“eligible LTD”) for purposes of recapitalizing JPMorgan Chase’s operating subsidiaries if the Parent Company were to enter into a resolution either:
•in a bankruptcy proceeding under Chapter 11 of the U.S. Bankruptcy Code, or
•in a receivership administered by the FDIC under Title II of the Dodd-Frank Act (“Title II”).

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
If the Parent Company were to approach, or enter into, a resolution, none of the Parent Company, the Federal Reserve or the FDIC is obligated to follow JPMorgan Chase’s preferred resolution strategy, and losses to holders of eligible LTD and other debt and equity securities of the Parent Company, under whatever strategy is ultimately followed, could be greater than they might have been under JPMorgan Chase’s preferred strategy.
Regulatory uncertainties associated with the U.K.’s departure from the EU could negatively affect JPMorgan Chase’s business, results of operations and operating model.
The U.K.’s departure from the EU, which is commonly referred to as “Brexit,” was completed on December 31, 2020. The Trade and Cooperation Agreement entered into between the U.K. and the EU in December 2020 included very limited provisions relating to the conduct of financial services activities between the U.K. and the EU. Accordingly, unless or until the U.K. and the EU enter into further agreements relating to financial services, the regulatory environment for financial services in the aftermath of Brexit can be expected to:
•significantly limit the ability of U.K.-based financial services firms to conduct business in the EU, and vice versa
•prolong uncertainty concerning the levels of market access for trading venues, which could result in a reduction or fragmentation of market liquidity, and
•prolong ongoing uncertainties concerning optimal business models for firms providing financial services, especially given that any changes in the regulation of such services by the U.K. may not benefit from equivalence determinations by the EU.
As a result of these limitations and uncertainties, JPMorgan Chase:
•has made and is continuing to make appropriate changes to its legal entity structure and operations in the U.K. and the EU to address the regulatory environment
•is now maintaining, and expects that it will be required to sustain, a more fragmented operating model across its U.K. and EU operating entities, and
•expects that, due to considerations such as operating expenses, liquidity, leverage and capital, this modified European operating framework will be more complex, less efficient and more costly than would otherwise have been the case.
In addition, the COVID-19 pandemic and EU and U.K. government responses to the pandemic, including travel restrictions and lock-downs, have introduced delays and uncertainties into JPMorgan Chase’s implementation of its plans for maintaining continuity of service for its clients.
Any or all of the above factors could have an adverse effect on the overall operation of the financial services market across the U.K. and the EU as well as JPMorgan Chase’s business, operations and earnings in the U.K., the EU and globally.
Political
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
The economic environment and market conditions in which JPMorgan Chase operates continue to be uncertain due to political developments in the U.S. and other countries. Certain monetary, fiscal and other policy initiatives and proposals could cause a contraction in U.S. and global economic growth and higher volatility in the financial markets, including:
•monetary policies and actions taken by the Federal Reserve and other central banks or governmental authorities, including any sustained large-scale asset purchases or any suspension or reversal of those actions
•fiscal policies, including with respect to taxation

Part I
•actions that governments take or fail to take in response to the effects of the COVID-19 pandemic, as well as the effectiveness of any actions taken
•isolationist foreign policies
•the implementation of tariffs and other protectionist trade policies, or
•political and social pressures with respect to governmental policies and actions.
These types of political developments, and uncertainty about the possible outcomes of these developments, could:
•erode investor confidence in the U.S. economy and financial markets, which could potentially undermine the status of the U.S. dollar as a safe haven currency
•provoke retaliatory countermeasures by other countries and otherwise heighten tensions in diplomatic relations
•lead to the withdrawal of government support for agencies and enterprises such as the U.S. Federal National Mortgage Association and the U.S. Federal Home Loan Mortgage Corporation (together, the “U.S. GSEs”)
•increase concerns about whether the U.S. government will be funded, and its outstanding debt serviced, at any particular time
•result in periodic shutdowns of the U.S. government or governments in other countries, and
•increase investor reliance on actions by the Federal Reserve or other central banks, or investor perceptions concerning government support of sectors of the economy or the economy as a whole.
These factors could lead to:
•slower growth rates, rising inflation or recession
•greater market volatility
•a contraction of available credit and the widening of credit spreads
•erosion of adequate risk premium on certain financial assets
•diminished investor and consumer confidence
•lower investment growth
•large-scale sales of government debt and other debt and equity securities in the U.S. and other countries
•reduced commercial activity among trading partners
•the potential for a currency redenomination by a particular country
•the possible departure of a country from, or the dissolution of, a political or economic alliance or treaty
•potential expropriation or nationalization of assets, or
•other market dislocations, including the spread of unfavorable economic conditions from a particular country or region to other countries or regions.
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
JPMorgan Chase’s results of operations can be negatively affected by adverse changes in any of the following:
•investor, consumer and business sentiment
•events that reduce confidence in the financial markets
•inflation or deflation
•high unemployment or, conversely, a tightening labor market
•the availability and cost of capital, liquidity and credit
•levels and volatility of interest rates, credit spreads and market prices for currencies, equities and commodities, and the duration of any changes in levels or volatility
•the economic effects of outbreaks of hostilities, terrorism or other geopolitical instabilities, cyber attacks, climate change, natural disasters, severe weather conditions, health emergencies, the spread of infectious diseases or pandemics, and
•the health of the U.S. and global economies.
All of these are affected by global economic, market and political events and conditions, as well as regulatory restrictions.
In addition, JPMorgan Chase’s investment portfolio and market-making businesses can suffer losses due to unanticipated market events, including:
•severe declines in asset values
•unexpected credit events
•unforeseen events or conditions that may cause previously uncorrelated factors to become correlated (and vice versa)
•the inability to effectively hedge market and other risks related to market-making and investment portfolio positions, or
•other market risks that may not have been appropriately taken into account in the development, structuring or pricing of a financial instrument.

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
JPMorgan Chase’s consumer businesses are particularly affected by U.S. and global economic conditions, including:
•personal and household income distribution
•unemployment or underemployment
•prolonged periods of exceptionally low interest rates
•housing prices
•consumer and small business confidence levels
•changes in consumer spending or in the level of consumer debt, and
•the number of personal bankruptcies.
Heightened levels of unemployment or underemployment that result in reduced personal and household income could negatively affect consumer credit performance to the extent that consumers are less able to service their debts. In addition, sustained low growth, low or negative interest rates, inflationary pressures or recessionary conditions could diminish customer demand for the products and services offered by JPMorgan Chase’s consumer businesses.
Adverse economic conditions could also lead to an increase in delinquencies, additions to the allowance for credit losses and higher net charge-offs, which can reduce JPMorgan Chase’s earnings. These consequences could be significantly worse in certain geographies and industry segments where economic restrictions and shutdowns have occurred related to the COVID-19 pandemic, declining industrial or manufacturing activity that has resulted in or could result in higher levels of unemployment, or where high levels of consumer debt, such as outstanding student loans, could impair the ability of customers to pay their other consumer loan obligations.
JPMorgan Chase’s earnings from its consumer businesses could also be adversely affected by governmental policies and actions that affect consumers, including:
•policies and initiatives relating to medical insurance, education, immigration, employment status and housing, and
•policies aimed at the economy more broadly, such as higher taxes and increased regulation which could result in reductions in consumer disposable income.
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
In JPMorgan Chase’s wholesale businesses, market and economic factors can affect the volume of transactions that JPMorgan Chase executes for its clients or for which it advises clients, and, therefore, the revenue that JPMorgan Chase receives from those transactions. These factors can also influence the willingness of other financial institutions and investors to participate in capital markets transactions that JPMorgan Chase manages, such as loan syndications or securities underwritings. Furthermore, if a significant and sustained deterioration in market conditions were to occur, the profitability of JPMorgan Chase’s capital markets businesses, including its loan syndication, securities underwriting and leveraged lending activities, could be reduced to the extent that those businesses:
•earn less fee revenue due to lower transaction volumes, including when clients are unwilling or unable to refinance their outstanding debt obligations in unfavorable market conditions, or
•dispose of portions of credit commitments at a loss, or hold larger residual positions in credit commitments that cannot be sold at favorable prices.
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

Part I
An economic downturn that results in lower consumer and business spending could also have a negative impact on certain of JPMorgan Chase’s wholesale clients, and thereby diminish JPMorgan Chase’s earnings from its wholesale operations. For example, the businesses of certain of JPMorgan Chase’s wholesale clients are dependent on consistent streams of rental income from commercial real estate properties which are owned or being built by those clients. Severe and sustained adverse economic conditions, including higher unemployment caused by the COVID-19 pandemic and governmental actions taken in response to the pandemic, could result in reductions in the rental cash flows that owners or developers receive from their tenants which, in turn, could depress the values of the properties and impair the ability of borrowers to service or refinance their commercial real estate loans. These consequences could result in JPMorgan Chase experiencing higher delinquencies, defaults and write-offs within its commercial real estate loan portfolio and incurring higher costs for servicing a larger volume of delinquent loans in that portfolio, thereby reducing JPMorgan Chase’s earnings from its wholesale businesses.
Changes in interest rates and credit spreads can adversely affect certain of JPMorgan Chase’s revenue and income streams related to the Firm’s traditional banking and funding activities.
In general, a low or negative interest rate environment may cause:
•net interest margins to be compressed, which could reduce the amounts that JPMorgan Chase earns on its investment securities portfolio to the extent that it is unable to reinvest contemporaneously in higher-yielding instruments
•unanticipated or adverse changes in depositor behavior, which could negatively affect JPMorgan Chase’s broader asset and liability management strategy
•JPMorgan Chase to reduce the amount of deposits that it accepts from customers and clients, which could result in lower revenues, and
•a reduction in the value of JPMorgan Chase’s mortgage servicing rights (“MSRs”) asset, thereby decreasing revenues.
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
When interest rates are increasing, JPMorgan Chase can generally be expected to earn higher net interest income. However, higher interest rates can also lead to:
•fewer originations of commercial and residential real estate loans
•losses on underwriting exposures
•the loss of deposits, including in the event that JPMorgan Chase makes incorrect assumptions about depositor behavior
•lower net interest income if central banks introduce interest rate increases more quickly than anticipated and this results in a misalignment in the pricing of short-term and long-term borrowings
•less liquidity in the financial markets, and
•higher funding costs.
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
The value of securities, derivatives and other financial instruments which JPMorgan Chase owns or in which it makes markets can be materially affected by market fluctuations. Market volatility, illiquid market conditions and other disruptions in the financial markets may make it extremely difficult to value certain financial instruments. Subsequent valuations of financial instruments in future periods, in light of factors then prevailing, may result in significant changes in the value of these instruments. In addition, at the time of any disposition of these financial instruments, the price that JPMorgan Chase ultimately realizes will depend on the demand and liquidity in the market at that time and may be materially lower than their current fair value. Any of these factors could cause a decline in the value of JPMorgan Chase’s financial instruments which may have an adverse effect on JPMorgan Chase’s results of operations.
JPMorgan Chase’s risk management and monitoring processes, including its stress testing framework, seek to quantify and control JPMorgan Chase’s exposure to more extreme market moves. However, JPMorgan Chase’s hedging and other risk management strategies may not be effective, and it could incur significant losses, if extreme market events were to occur.

Credit
JPMorgan Chase can be negatively affected by adverse changes in the financial condition of clients, counterparties, custodians and CCPs.
JPMorgan Chase routinely executes transactions with clients and counterparties such as corporations, financial institutions, asset managers, hedge funds, exchanges and government entities within and outside the U.S. Many of these transactions expose JPMorgan Chase to the credit risk of its clients and counterparties, and can involve JPMorgan Chase in disputes and litigation if a client or counterparty defaults. JPMorgan Chase can also be subject to losses or liability where a financial institution that it has appointed to provide custodial services for client assets or funds becomes insolvent as a result of fraud or the failure to abide by existing laws and obligations, including under the EU Alternative Investment Fund Managers Directive.

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
Transactions with government entities, including national, state, provincial, municipal and local authorities, can expose JPMorgan Chase to enhanced sovereign, credit, operational and reputation risks. Government entities may, among other things, claim that actions taken by government officials were beyond the legal authority of those officials or repudiate transactions authorized by a previous incumbent government. These types of actions have in the past caused, and could in the future cause, JPMorgan Chase to suffer losses or hamper its ability to conduct business in the relevant jurisdiction.
In addition, local laws, rules and regulations could limit JPMorgan Chase’s ability to resolve disputes and litigation in the event of a counterparty default or unwillingness to make previously agreed-upon payments, which could subject JPMorgan Chase to losses.
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
The financial or operational failure of a significant market participant, such as a major financial institution or a CCP, or concerns about the creditworthiness of such a market participant, can have a cascading effect within the financial markets. JPMorgan Chase’s businesses could be significantly disrupted by such an event, particularly if it leads to other market participants incurring significant losses, experiencing liquidity issues or defaulting, and JPMorgan Chase is likely to have significant interrelationships with, and credit exposure to, such a significant market participant.
JPMorgan Chase may suffer losses if the value of collateral declines in stressed market conditions.
During periods of market stress or illiquidity, JPMorgan Chase’s credit risk may be further increased when:
•JPMorgan Chase cannot realize the fair value of the collateral it holds
•collateral is liquidated at prices that are not sufficient to recover the full amount owed to it, or
•counterparties are unable to post collateral, whether for operational or other reasons.
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
JPMorgan Chase is exposed to greater credit and market risk to the extent that groupings of its clients or counterparties:
•engage in similar or related businesses, or in businesses in related industries
•do business in the same geographic region, or
•have business profiles, models or strategies that could cause their ability to meet their obligations to be similarly affected by changes in economic conditions.

Part I
For example, a significant deterioration in the credit quality of one of JPMorgan Chase’s borrowers or counterparties could lead to concerns about the creditworthiness of other borrowers or counterparties in similar, related or dependent industries. This type of interrelationship could exacerbate JPMorgan Chase’s credit, liquidity and market risk exposure and potentially cause it to incur losses, including fair value losses in its market-making businesses and investment portfolios. In addition, JPMorgan Chase may be required to recognize higher allowances for credit losses with respect to certain clients or industries in order to align with directives or expectations of its banking regulators.
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
If JPMorgan Chase is unable to reduce positions effectively during a market dislocation, this can increase both the market and credit risks associated with those positions and the level of RWA that JPMorgan Chase holds on its balance sheet. These factors could adversely affect JPMorgan Chase’s capital position, funding costs and the profitability of its businesses.
Liquidity
JPMorgan Chase’s ability to operate its businesses could be impaired if its liquidity is constrained.
JPMorgan Chase’s liquidity could be impaired at any given time by factors such as:
•market-wide illiquidity or disruption
•unforeseen liquidity or capital requirements, including as a result of changes in laws, rules and regulations
•inability to sell assets, or to sell assets at favorable times or prices
•default by a CCP or other significant market participant
•unanticipated outflows of cash or collateral
•unexpected loss of consumer deposits, and
•lack of market or customer confidence in JPMorgan Chase or financial institutions in general.
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
JPMorgan Chase may need to raise funding from alternative sources if its access to stable and lower-cost sources of funding, such as deposits and borrowings from Federal Home Loan Banks, is reduced. Alternative sources of funding could be more expensive or limited in availability. JPMorgan Chase’s funding costs could also be negatively affected by actions that JPMorgan Chase may take in order to:
•satisfy applicable liquidity coverage ratio and net stable funding ratio requirements
•address obligations under its resolution plan, or
•satisfy regulatory requirements in jurisdictions outside the U.S. relating to the pre-positioning of liquidity in subsidiaries that are material legal entities.
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
The ability of JPMorgan Chase Bank, N.A. and the IHC to make payments to the holding company is also limited. JPMorgan Chase Bank, N.A. is subject to restrictions on its dividend distributions, as well as capital adequacy requirements, such as the Supplementary Leverage Ratio (“SLR”), and liquidity requirements and other regulatory restrictions on its ability to make payments to the holding company. The IHC is prohibited from paying dividends or extending credit to the holding company if certain capital or liquidity thresholds are breached or if limits are otherwise imposed by JPMorgan Chase’s management or Board of Directors.
As a result of these arrangements, the ability of the holding company to make various payments is dependent on its receiving dividends from JPMorgan Chase Bank, N.A. and dividends and extensions of credit from the IHC. These limitations could affect the holding company’s ability to:
•pay interest on its debt securities
•pay dividends on its equity securities
•redeem or repurchase outstanding securities, and
•fulfill its other payment obligations.
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
JPMorgan Chase & Co. and certain of its principal subsidiaries are rated by credit rating agencies. Rating agencies evaluate both general and firm-specific and industry-specific factors when determining credit ratings for a particular financial institution, including:
•expected future profitability
•risk management practices
•legal expenses
•ratings differentials between bank holding companies and their bank and non-bank subsidiaries
•regulatory developments
•assumptions about government support, and
•economic and geopolitical trends.
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
A reduction in JPMorgan Chase’s credit ratings could curtail JPMorgan Chase’s business activities and reduce its profitability in a number of ways, including:
•reducing its access to capital markets
•materially increasing its cost of issuing and servicing securities
•triggering additional collateral or funding requirements, and
•decreasing the number of investors and counterparties that are willing or permitted to do business with or lend to JPMorgan Chase.
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
Interest rate, equity, foreign exchange rate and other types of indices which are deemed to be “benchmarks,” including those in widespread and longstanding use, have been the subject of ongoing international, national and other regulatory scrutiny and initiatives and proposals for reform. Some of these reforms are already effective while others are still to be implemented or are under consideration. These reforms may cause certain benchmarks to perform differently than in the past, or to disappear entirely, or have other consequences which cannot be fully anticipated.
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

Part I
dislocation in the financial markets, engender volatility in the pricing of securities, derivatives and other instruments, and suppress capital markets activities, all of which could have adverse effects on JPMorgan Chase’s results of operations.
To the extent that any guidance provided by accounting standard setters concerning the transition from benchmark rates is not comprehensive, fails to provide the expected relief or the ability to elect or implement that guidance is constrained in any significant respect, the transition could:
•affect hedge accounting relationships between financial instruments linked to a particular benchmark and any related derivatives, which could adversely affect JPMorgan Chase’s results of operations, or
•increase JPMorgan Chase’s operational costs with respect to the determination of whether the transition has resulted in the modification or extinguishment of specific contracts for accounting purposes.
ICE Benchmark Administration, the administrator of LIBOR, has announced that it will consult on its intention to:
•cease publication of (i) all tenors of the euro, sterling, Swiss franc and yen LIBORs and (ii) the one week and two month tenors of U.S. dollar LIBOR, in each case, after December 31, 2021, and
•cease publication of all remaining tenors of U.S. dollar LIBOR after June 30, 2023.
These announcements indicate that it is highly likely that various tenors of the LIBOR benchmark will be discontinued on or about the timeframes mentioned above. Vast amounts of loans, mortgages, securities, derivatives and other financial instruments are linked to the LIBOR benchmark, and any inability of market participants and regulators to successfully introduce benchmark rates to replace LIBOR and implement effective transitional arrangements to address the discontinuation of LIBOR could result in disruption in the financial markets and suppress capital markets activities, all of which could have a negative impact on JPMorgan Chase’s results of operations and on LIBOR-linked securities, credit or other instruments which are issued, funded, serviced or held by JPMorgan Chase.
JPMorgan Chase could also become involved in litigation and other types of disputes with clients, customers, counterparties and investors as a consequence of the transition from LIBOR and other benchmark rates to replacement rates, including claims that JPMorgan Chase has:
•treated clients, customers, counterparties or investors unfairly, or caused them to experience losses, higher financing costs or lower returns on investments
•failed to appropriately communicate the effects of the transition from benchmark rates on the products that JPMorgan Chase has sold to its clients and customers, or failed to disclose purported conflicts of interest
•made inappropriate product recommendations to or investments on behalf of its clients, or sold products that did not serve their intended purpose, in connection with the transition from benchmark rates
•engaged in anti-competitive behavior, or in the manipulation of markets or specific benchmarks, in connection with the discontinuation of or transition from benchmark rates, or
•disadvantaged clients, customers, counterparties or investors when interpreting or making determinations under the terms of agreements or financial instruments.
These types of claims could subject JPMorgan Chase to higher legal expenses and operational costs, require it to pay significant amounts in connection with resolving litigation and other disputes, and harm its reputation.
Capital
Maintaining the required level and composition of capital may impact JPMorgan Chase’s ability to support business activities, meet evolving regulatory requirements and distribute capital to shareholders.
JPMorgan Chase is subject to various regulatory capital requirements, including leverage- and risk-based capital requirements, that can change due to actions by banking regulators. JPMorgan Chase’s adherence to these requirements can also evolve dynamically in response to changes in the composition of its balance sheet or other factors. It is possible that these changing requirements, including meeting or exceeding various capital ratio thresholds, could limit JPMorgan Chase’s ability to support its businesses and make capital distributions to its shareholders.
Actions by the Federal Reserve and the U.S. government in response to the economic effects of the COVID-19 pandemic have led to an expansion of the Federal Reserve's balance sheet, growth in deposit balances held by JPMorgan Chase and other U.S. financial institutions and, consequently, an increase in JPMorgan Chase's leverage exposure. If these trends were to continue, JPMorgan Chase may be required to hold more capital or take other actions in order to satisfy the leverage-based capital requirements applicable to it.
JPMorgan Chase is required to submit, at least annually, a capital plan describing proposed dividend payments to shareholders, redemptions and repurchases of its outstanding securities and other capital actions that it intends to take. JPMorgan Chase considers various factors in managing capital, including the impact of stress on its capital levels, as determined by both internal modeling and the Federal Reserve’s modeling of JPMorgan Chase’s capital position in supervisory stress tests. Because the Federal Reserve and JPMorgan Chase use different forecasting models and methodologies when determining stress test results, there can be significant differences between the estimates of stress loss as determined by the Federal Reserve and JPMorgan Chase, respectively. The Federal

Reserve may require modifications to JPMorgan Chase’s capital plan, and may change the Stress Capital Buffer (“SCB”) applicable to JPMorgan Chase, from time to time.
Any failure by or inability of JPMorgan Chase to maintain the required level and composition of capital, or unfavorable changes in the capital requirements imposed by banking regulators, could have an adverse impact on JPMorgan Chase’s shareholders, such as:
•reducing the amount of common stock that JPMorgan Chase is permitted to repurchase
•requiring the issuance of, or prohibiting the redemption of, capital instruments in a manner inconsistent with JPMorgan Chase’s capital management strategy
•constraining the amount of dividends that may be paid on common stock, or
•curtailing JPMorgan Chase’s business activities or operations.
Operational
JPMorgan Chase’s businesses are dependent on the effectiveness of its operational systems and those of other market participants.
JPMorgan Chase’s businesses rely on the ability of JPMorgan Chase’s financial, accounting, transaction execution, data processing and other operational systems to process, record, monitor and report a large number of transactions on a continuous basis, and to do so accurately, quickly and securely. In addition to proper design, installation, maintenance and training, the effective functioning of JPMorgan Chase’s operational systems depends on:
•the quality of the information contained in those systems, as inaccurate, outdated or corrupted data can significantly compromise the functionality or reliability of a particular system and other systems to which it transmits or from which it receives information, and
•JPMorgan Chase’s ability to appropriately maintain and upgrade its systems on a regular basis, and to ensure that any changes introduced to its systems are managed carefully to ensure security and operational continuity and adhere to all applicable legal and regulatory requirements.
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
The ineffectiveness, failure or other disruption of operational systems upon which JPMorgan Chase depends, including due to a systems malfunction, cyberbreach or other systems failure, could result in unfavorable ripple effects in the financial markets and for JPMorgan Chase and its clients and customers, including:
•delays or other disruptions in providing information, services and liquidity to clients and customers
•the inability to settle transactions or obtain access to funds and other assets, including those for which physical settlement and delivery is required
•failure to timely settle or confirm transactions
•the possibility that funds transfers, capital markets trades or other transactions are executed erroneously, as a result of illegal conduct or with unintended consequences
•financial losses, including due to loss-sharing requirements of CCPs, payment systems or other market infrastructures, or as possible restitution to clients and customers
•higher operational costs associated with replacing services provided by a system that is unavailable
•client or customer dissatisfaction with JPMorgan Chase’s products and services
•regulatory fines, penalties, or other sanctions against JPMorgan Chase
•loss of confidence in the ability of JPMorgan Chase, or financial institutions generally, to protect against and withstand operational disruptions, or
•harm to JPMorgan Chase’s reputation.
As the speed, frequency, volume, interconnectivity and complexity of transactions continue to increase, it can become more challenging to effectively maintain and upgrade JPMorgan Chase’s operational systems and infrastructure, especially due to the heightened risks that:
•attempts by third parties to defraud JPMorgan Chase or its clients and customers may increase, evolve or become more complex, particularly during periods of market disruption or economic uncertainty
•errors made by JPMorgan Chase or another market participant, whether inadvertent or malicious, cause widespread system disruption
•isolated or seemingly insignificant errors in operational systems compound, or migrate to other systems over time, to become larger issues
•failures in synchronization or encryption software, or degraded performance of microprocessors due to design flaws, could cause disruptions in operational systems, or the inability of systems to communicate with each other, and
•third parties may attempt to block the use of key technology solutions by claiming that the use infringes on their intellectual property rights.
If JPMorgan Chase’s operational systems, or those of external parties on which JPMorgan Chase’s businesses depend, are unable to meet the requirements of JPMorgan Chase’s businesses and operations or bank regulatory

Part I
standards, or if they fail or have other significant shortcomings, JPMorgan Chase could be materially and adversely affected.
A successful cyber attack affecting JPMorgan Chase could cause significant harm to JPMorgan Chase and its clients and customers.
JPMorgan Chase experiences numerous attempted cyber attacks on its computer systems, software, networks and other technology assets on a daily basis from various actors, including groups acting on behalf of hostile countries, cyber-criminals, “hacktivists” (i.e., individuals or groups that use technology to promote a political agenda or social change) and others. These cyber attacks can take many forms, including attempts to introduce computer viruses or malicious code, which is commonly referred to as “malware,” into JPMorgan Chase’s systems. These attacks are typically designed to:
•obtain unauthorized access to confidential information belonging to JPMorgan Chase or its clients, customers, counterparties or employees
•manipulate data
•destroy data or systems with the aim of rendering services unavailable
•disrupt, sabotage or degrade service on JPMorgan Chase’s systems
•steal money, or
•extort money through the use of so-called “ransomware.”
JPMorgan Chase has also experienced significant distributed denial-of-service attacks which are intended to disrupt online banking services.
JPMorgan Chase has experienced security breaches due to cyber attacks in the past, and it is inevitable that additional breaches will occur in the future. Any such breach could result in serious and harmful consequences for JPMorgan Chase or its clients and customers.
A principal reason that JPMorgan Chase cannot provide absolute security against cyber attacks is that it may not always be possible to anticipate, detect or recognize threats to JPMorgan Chase’s systems, or to implement effective preventive measures against all breaches. This is because:
•the techniques used in cyber attacks change frequently and are increasingly sophisticated, and therefore may not be recognized until launched
•cyber attacks can originate from a wide variety of sources, including JPMorgan Chase’s own employees, cyber-criminals, hacktivists, groups linked to terrorist organizations or hostile countries, or third parties whose objective is to disrupt the operations of financial institutions more generally
•JPMorgan Chase does not have control over the cybersecurity of the systems of the large number of clients, customers, counterparties and third-party service providers with which it does business, and
•it is possible that a third party, after establishing a foothold on an internal network without being detected, might obtain access to other networks and systems.
The risk of a security breach due to a cyber attack could increase in the future as JPMorgan Chase continues to expand its mobile banking and other internet-based product offerings and its internal use of internet-based products and applications. Furthermore, increased use of remote access and third party video conferencing solutions during the COVID-19 pandemic, to facilitate work-from-home arrangements for employees, could increase JPMorgan Chase’s exposure to cyber attacks. In addition, a third party could misappropriate confidential information obtained by intercepting signals or communications from mobile devices used by JPMorgan Chase’s employees.
A successful penetration or circumvention of the security of JPMorgan Chase’s systems or the systems of a vendor, governmental body or another market participant could cause serious negative consequences, including:
•significant disruption of JPMorgan Chase’s operations and those of its clients, customers and counterparties, including losing access to operational systems
•misappropriation of confidential information of JPMorgan Chase or that of its clients, customers, counterparties, employees or regulators
•disruption of or damage to JPMorgan Chase’s systems and those of its clients, customers and counterparties
•the inability, or extended delays in the ability, to fully recover and restore data that has been stolen, manipulated or destroyed, or the inability to prevent systems from processing fraudulent transactions
•violations by JPMorgan Chase of applicable privacy and other laws
•financial loss to JPMorgan Chase or to its clients, customers, counterparties or employees
•loss of confidence in JPMorgan Chase’s cybersecurity and business resiliency measures
•dissatisfaction among JPMorgan Chase’s clients, customers or counterparties
•significant exposure to litigation and regulatory fines, penalties or other sanctions, and
•harm to JPMorgan Chase’s reputation.
The extent of a particular cyber attack and the steps that JPMorgan Chase may need to take to investigate the attack may not be immediately clear, and it may take a significant amount of time before such an investigation can be completed. While such an investigation is ongoing, JPMorgan Chase may not necessarily know the full extent of the harm caused by the cyber attack, and that damage may continue to spread. These factors may inhibit JPMorgan Chase’s ability to provide rapid, full and reliable information about the cyber attack to its clients, customers, counterparties and regulators, as well as the public. Furthermore, it may not be clear how best to contain and remediate the harm caused by the cyber attack, and certain errors or actions could be repeated or compounded before they are discovered and remediated. Any or all of these factors could further increase the costs and consequences of a cyber attack.
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
When JPMorgan Chase launches a new product or service, introduces a new platform for the delivery or distribution of products or services (including mobile connectivity, electronic trading and cloud computing), or makes changes to an existing product, service or delivery platform, it may not fully appreciate or identify new operational risks that may arise from those changes, or may fail to implement adequate controls to mitigate the risks associated with those changes. Any significant failure in this regard could diminish JPMorgan Chase’s ability to operate one or more of its businesses or result in:
•potential liability to clients, counterparties and customers
•increased operating expenses
•higher litigation costs, including regulatory fines, penalties and other sanctions
•damage to JPMorgan Chase’s reputation
•impairment of JPMorgan Chase’s liquidity
•regulatory intervention, or
•weaker competitive standing.
Any of the foregoing consequences could materially and adversely affect JPMorgan Chase’s businesses and results of operations.
JPMorgan Chase’s operational costs and customer satisfaction could be adversely affected by the failure of an external operational system.
External operational systems with which JPMorgan is connected, whether directly or indirectly, can be sources of operational risk to JPMorgan Chase. JPMorgan Chase may be exposed not only to a systems failure or cyber attack that may be experienced by a vendor or market infrastructure with which JPMorgan Chase is directly connected, but also to a systems breakdown or cyber attack involving another party to which such a vendor or infrastructure is connected. Similarly, retailers, data aggregators and other external parties with which JPMorgan Chase’s customers do business can increase JPMorgan Chase’s operational risk. This is particularly the case where activities of customers or those parties are beyond JPMorgan Chase’s security and control systems, including through the use of the internet, cloud computing services and personal smart phones and other mobile devices or services.
If an external party obtains access to customer account data on JPMorgan Chase’s systems, and that party experiences a cyberbreach of its own systems or misappropriates that data, this could result in a variety of negative outcomes for JPMorgan Chase and its clients and customers, including:
•heightened risk that external parties will be able to execute fraudulent transactions using JPMorgan Chase’s systems
•losses from fraudulent transactions, as well as potential liability for losses that exceed thresholds established in consumer protection laws, rules and regulations
•increased operational costs to remediate the consequences of the external party’s security breach, and
•harm to reputation arising from the perception that JPMorgan Chase’s systems may not be secure.
As JPMorgan Chase’s interconnectivity with clients, customers and other external parties continues to expand, JPMorgan Chase increasingly faces the risk of operational failure or cyber attacks with respect to the systems of those parties. Security breaches affecting JPMorgan Chase’s clients or customers, or systems breakdowns or failures, security breaches or human error or misconduct affecting other external parties, may require JPMorgan Chase to take steps to protect the integrity of its own operational systems or to safeguard confidential information, including restricting the access of customers to their accounts. These actions can increase JPMorgan Chase’s operational costs and potentially diminish customer satisfaction and confidence in JPMorgan Chase.
Furthermore, the widespread and expanding interconnectivity among financial institutions, central agents, CCPs, payment processors, securities exchanges, clearing houses and other financial market infrastructures increases the risk that an operational failure or cyber attack involving one institution or entity may cause industry-wide operational disruptions that could materially affect JPMorgan Chase’s ability to conduct business.
JPMorgan Chase’s operations could be impaired if its employees, or those of external parties, are not competent and trustworthy, or if measures to protect their health and safety are ineffective.
JPMorgan Chase’s ability to operate its businesses efficiently and profitably, to offer products and services that meet the expectations of its clients and customers, and to maintain an effective risk management framework is highly dependent on the competence and integrity of its employees, as well as employees of other parties on which JPMorgan Chase’s operations rely, including vendors, custodians and financial markets infrastructures. JPMorgan

Part I
Chase’s businesses could be materially and adversely affected by:
•the ineffective implementation of business decisions
•any failure to institute controls that appropriately address risks associated with business activities, or to appropriately train employees with respect to those risks and controls
•a significant operational breakdown or failure, theft, fraud or other unlawful conduct, or
•other negative outcomes caused by human error or misconduct by an employee of JPMorgan Chase or of another party on which JPMorgan Chase’s operations depend.
JPMorgan Chase’s operations could also be impaired if the measures taken by it or by governmental authorities to help ensure the health and safety of its employees are ineffective, or if any external party on which JPMorgan Chase relies fails to take appropriate and effective actions to protect the health and safety of its employees.
JPMorgan Chase faces substantial legal and operational risks in safeguarding personal information.
JPMorgan Chase’s businesses are subject to complex and evolving laws, rules and regulations, both within and outside the U.S., governing the privacy and protection of personal information of individuals. The protected parties can include:
•JPMorgan Chase’s clients and customers, and prospective clients and customers
•clients and customers of JPMorgan Chase’s clients and customers
•employees and prospective employees, and
•employees of JPMorgan Chase’s vendors, counterparties and other external parties.
Ensuring that JPMorgan Chase’s collection, use, transfer and storage of personal information comply with all applicable laws, rules and regulations in all relevant jurisdictions, including where the laws of different jurisdictions are in conflict, can:
•increase JPMorgan Chase’s compliance and operating costs
•hinder the development of new products or services, curtail the offering of existing products or services, or affect how products and services are offered to clients and customers
•demand significant oversight by JPMorgan Chase’s management, and
•require JPMorgan Chase to structure its businesses, operations and systems in less efficient ways.
Not all of JPMorgan Chase’s clients, customers, vendors, counterparties and other external parties may have appropriate controls in place to protect the confidentiality of the information exchanged between them and JPMorgan Chase, particularly where information is transmitted by electronic means. JPMorgan Chase could be exposed to litigation or regulatory fines, penalties or other sanctions if personal, confidential or proprietary information of clients, customers, employees or others were to be mishandled or misused, such as situations where such information is:
•erroneously provided to parties who are not permitted to have the information, or
•intercepted or otherwise compromised by third parties.
Concerns regarding the effectiveness of JPMorgan Chase’s measures to safeguard personal information, or even the perception that those measures are inadequate, could cause JPMorgan Chase to lose existing or potential clients and customers, and thereby reduce JPMorgan Chase’s revenues. Furthermore, any failure or perceived failure by JPMorgan Chase to comply with applicable privacy or data protection laws, rules and regulations may subject it to inquiries, examinations and investigations that could result in requirements to modify or cease certain operations or practices, significant liabilities or regulatory fines, penalties or other sanctions. Any of these could damage JPMorgan Chase’s reputation and otherwise adversely affect its businesses.
In recent years, well-publicized allegations involving the misuse or inappropriate sharing of personal information have led to expanded governmental scrutiny of practices relating to the safeguarding of personal information and the use or sharing of personal data by companies in the U.S. and other countries. That scrutiny has in some cases resulted in, and could in the future lead to, the adoption of stricter laws, rules and regulations relating to the use and sharing of personal information. These types of laws and regulations could prohibit or significantly restrict financial services firms such as JPMorgan Chase from sharing information among affiliates or with third parties such as vendors, and thereby increase compliance costs, or could restrict JPMorgan Chase’s use of personal data when developing or offering products or services to customers. These restrictions could also inhibit JPMorgan Chase’s development or marketing of certain products or services, or increase the costs of offering them to customers.
JPMorgan Chase’s operations, results and reputation could be harmed by catastrophes or other events.
JPMorgan Chase’s business and operational systems could be seriously disrupted, and its reputation could be harmed, by events or contributing factors that are wholly or partially beyond its control, including:
•cyberbreaches or breaches of physical premises, including data centers
•power, telecommunications or internet outages
•failures of, or loss of access to, operational systems, including computer systems, servers, networks and other technology assets

•damage to or loss of property or assets of JPMorgan Chase or third parties, and any consequent injuries, including in connection with any construction projects undertaken by JPMorgan Chase
•effects of climate change
•natural disasters or severe weather conditions
•accidents such as explosions or structural failures
•health emergencies, the spread of infectious diseases or pandemics, or
•events arising from local or larger-scale political events, including outbreaks of hostilities or terrorist acts.
JPMorgan Chase maintains a Firmwide resiliency program that is intended to enable it to recover critical business functions and supporting assets, including staff, technology and facilities, in the event of a business interruption. There can be no assurance that JPMorgan Chase’s resiliency plans will fully mitigate all potential business continuity risks to JPMorgan Chase or its clients and customers or that its resiliency plans will be adequate to address the effects of simultaneous occurrences of multiple catastrophes or other business interruption events. In addition, JPMorgan Chase’s ability to respond effectively to a business interruption could be hampered to the extent that the members of its workforce, physical assets or systems and other support infrastructure needed to address the event are geographically dispersed, or conversely, if a catastrophic event occurs in an area in which a critical segment of JPMorgan Chase’s workforce, physical assets or systems and other support infrastructure is concentrated. Further, should emergency or catastrophic events such as severe or abnormal weather conditions or health emergencies, the spread of infectious diseases or pandemics become more chronic, the disruptive effects of those events on JPMorgan Chase’s business and operations, and on its clients, customers, counterparties and employees, could become more significant and long-lasting.
Any significant failure or disruption of JPMorgan Chase’s operations or operational systems, or any catastrophic event, could:
•hinder JPMorgan Chase’s ability to provide services to its clients and customers or to transact with its counterparties
•require it to expend significant resources to correct the failure or disruption
•cause it to incur losses or liabilities, including from loss of revenue, damage to or loss of property, or injuries
•expose it to litigation or regulatory fines, penalties or other sanctions, and
•harm its reputation.
Furthermore, JPMorgan Chase may incur costs in connection with disposing of certain excess properties, premises and facilities, and those costs may be material to its results of operations in a given period.
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
JPMorgan Chase must comply with enhanced regulatory and other standards associated with doing business with vendors and other service providers, including standards relating to the outsourcing of functions as well as the performance of significant banking and other functions by subsidiaries. JPMorgan Chase incurs significant costs and expenses in connection with its initiatives to address the risks associated with oversight of its internal and external service providers. JPMorgan Chase’s failure to appropriately assess and manage these relationships, especially those involving significant banking functions, shared services or other critical activities, could materially adversely affect JPMorgan Chase. Specifically, any such failure could result in:
•potential liability to clients and customers
•regulatory fines, penalties or other sanctions
•lower revenues, and the opportunity cost from lost revenues
•increased operational costs, or
•harm to JPMorgan Chase’s reputation.
JPMorgan Chase’s risk management framework may not be effective in identifying and mitigating every risk to JPMorgan Chase.
Any inadequacy or lapse in JPMorgan Chase’s risk management framework, governance structure, practices, models or reporting systems could expose it to unexpected losses, and its financial condition or results of operations could be materially and adversely affected. Any such inadequacy or lapse could:
•hinder the timely escalation of material risk issues to JPMorgan Chase’s senior management and the Board of Directors
•lead to business decisions that have negative outcomes for JPMorgan Chase
•require significant resources and time to remediate
•lead to non-compliance with laws, rules and regulations
•attract heightened regulatory scrutiny
•expose JPMorgan Chase to regulatory investigations or legal proceedings
•subject it to litigation or regulatory fines, penalties or other sanctions
•harm its reputation, or
•otherwise diminish confidence in JPMorgan Chase.
JPMorgan Chase relies on data to assess its various risk exposures. Any deficiencies in the quality or effectiveness of

Part I
JPMorgan Chase’s data gathering, analysis and validation processes could result in ineffective risk management practices. These deficiencies could also result in inaccurate risk reporting.
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
JPMorgan Chase could recognize unexpected losses, its capital levels could be reduced and it could face greater regulatory scrutiny if its models, estimations or judgments, including those used in its financial statements, prove to be inadequate or incorrect.
JPMorgan Chase has developed and uses a variety of models and other analytical and judgment-based estimations to measure, monitor and implement controls over its market, credit, capital, liquidity, operational and other risks. These models and estimations are based on a variety of assumptions and historical trends, and are periodically reviewed and modified as necessary. The models and estimations that JPMorgan Chase uses may not be effective in all cases to identify, observe and mitigate risk due to a variety of factors, such as:
•reliance on historical trends that may not accurately predict future events, including assumptions underlying the models and estimations which predict correlation among certain market indicators or asset prices
•inherent limitations associated with forecasting uncertain economic and financial outcomes
•historical trend information may be incomplete, or may not anticipate severely negative market conditions such as extreme volatility, dislocation or lack of liquidity
•technology that is introduced to run models or estimations may not perform as expected, or may not be well understood by the personnel using the technology
•models and estimations may contain erroneous data, valuations, formulas or algorithms, and
•review processes may fail to detect flaws in models and estimations.
Some of the models and other analytical and judgment-based estimations used by JPMorgan Chase in managing risks are subject to review by, and require the approval of, JPMorgan Chase’s regulators. These reviews are required before JPMorgan Chase may use those models and estimations in connection with calculating market risk RWA, credit risk RWA and operational risk RWA under Basel III. If JPMorgan Chase’s models or estimations are not approved by its regulators, it may be subject to higher capital charges, which could adversely affect its financial results or limit the ability to expand its businesses. JPMorgan Chase also uses internal models in connection with its stress testing. JPMorgan Chase’s capital actions may require regulatory approval and could be constrained if its banking regulators object to a capital plan or require the resubmission of a capital plan due to the perceived inadequacy of JPMorgan Chase’s models, estimations or other factors.
Under U.S. generally accepted accounting principles (“U.S. GAAP”), JPMorgan Chase is required to use estimates and apply judgments in preparing its financial statements, including in determining the allowance for credit losses, reserves related to litigation and the credit card rewards liability. Certain financial instruments require a determination of their fair value in order to prepare JPMorgan Chase’s financial statements, including:
•trading assets and liabilities
•instruments in the investment portfolio
•certain loans
•MSRs
•structured notes, and
•certain repurchase and resale agreements.
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
Certain models used by JPMorgan Chase in connection with the determination of the allowance for credit losses have heightened performance risk in the economic environment precipitated by the effects of the COVID-19 pandemic and government stimulus. For example, at times certain macroeconomic variables employed in these models remained well outside the range of historical data used to train the models for some stress scenarios. In addition, the historical relationships between these macroeconomic variables and consumer and wholesale credit losses have deteriorated, in part due to the effects of the CARES Act and government stimulus actions. As a result, there continues to be significant uncertainty about the reliability of the projections produced by the models. To compensate for this uncertainty, JPMorgan Chase has made, and may continue to make, significant adjustments to the quantitative results of model calculations to take into consideration model imprecision, emerging risks, trends and other factors that are not yet reflected in those calculations. There can be no assurance that, even after adjustments have been made to model outputs, JPMorgan Chase will not recognize unexpected losses arising from the model uncertainty that has resulted from these developments.
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
There can be no assurance that JPMorgan Chase’s disclosure controls and procedures will be effective in every circumstance, or that a material weakness or significant deficiency in internal control over financial reporting will not occur. Any such lapses or deficiencies could:
•materially and adversely affect JPMorgan Chase’s business and results of operations or financial condition
•restrict its ability to access the capital markets
•require it to expend significant resources to correct the lapses or deficiencies
•expose it to litigation or regulatory fines, penalties or other sanctions
•harm its reputation, or
•otherwise diminish investor confidence in JPMorgan Chase.
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
As of January 1, 2020, JPMorgan Chase implemented a new accounting standard, commonly referred to as the Current Expected Credit Losses (“CECL”) framework, which requires earlier recognition of expected credit losses on loans and certain other instruments. The allowance for credit losses related to certain of JPMorgan Chase’s loans and other lending-related commitments portfolios increased upon implementation of CECL, which has had a negative impact on JPMorgan Chase’s capital levels.
The ongoing impact of the adoption of CECL could include the following, each of which could result in diminished investor confidence:
•greater volatility in JPMorgan Chase’s earnings and capital levels over economic cycles
•potential reductions in its capital distributions, or
•increases in the allowance for credit losses.
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
JPMorgan Chase’s business strategies significantly affect its competitive standing and operations. These strategies relate to:
•the products and services that JPMorgan Chase offers
•the geographies in which it operates
•the types of clients and customers that it serves
•the counterparties with which it does business, and
•the methods and distribution channels by which it offers products and services.
If management makes choices about these strategies and goals that prove to be incorrect, do not accurately assess the competitive landscape and industry trends, or fail to address changing regulatory and market environments or the expectations of clients, customers, investors, employees and other stakeholders, then the franchise values and growth prospects of JPMorgan Chase’s businesses may suffer and its earnings could decline.
JPMorgan Chase’s growth prospects also depend on management’s ability to develop and execute effective

Part I
business plans to address these strategic priorities, both in the near term and over longer time horizons. Management’s effectiveness in this regard will affect JPMorgan Chase’s ability to develop and enhance its resources, control expenses and return capital to shareholders. Each of these objectives could be adversely affected by any failure on the part of management to:
•devise effective business plans and strategies
•offer products and services that meet changing expectations of clients and customers
•allocate capital in a manner that promotes long-term stability to enable JPMorgan Chase to build and invest in market-leading businesses, even in a highly stressed environment
•allocate capital appropriately due to imprecise modeling or subjective judgments made in connection with those allocations
•appropriately address concerns of clients, customers, investors, employees and other stakeholders, including with respect to social and sustainability matters
•react quickly to changes in market conditions or market structures, or
•develop and enhance the operational, technology, risk, financial and managerial resources necessary to grow and manage JPMorgan Chase’s businesses.
JPMorgan Chase faces significant and increasing competition in the rapidly evolving financial services industry.
JPMorgan Chase operates in a highly competitive environment in which it must evolve and adapt to the significant changes as a result of changes in financial regulation, technological advances, increased public scrutiny and changes in economic conditions. JPMorgan Chase expects that competition in the U.S. and global financial services industry will continue to be intense. Competitors include:
•other banks and financial institutions
•trading, advisory and investment management firms
•finance companies
•technology companies, and
•other nonbank firms that are engaged in providing similar products and services.
JPMorgan Chase cannot provide assurance that the significant competition in the financial services industry will not materially and adversely affect its future results of operations.
New competitors in the financial services industry continue to emerge. For example, technological advances and the growth of e-commerce have made it possible for non-depository institutions to offer products and services that traditionally were banking products. These advances have also allowed financial institutions and other companies to provide electronic and internet-based financial solutions, including electronic securities trading, payments processing and online automated algorithmic-based investment advice. Furthermore, both financial institutions and their non-banking competitors face the risk that payments processing and other services could be significantly disrupted by technologies, such as cryptocurrencies, that require no intermediation. New technologies have required and could require JPMorgan Chase to spend more to modify or adapt its products to attract and retain clients and customers or to match products and services offered by its competitors, including technology companies. In addition, new technologies may be used by customers, or breached or infiltrated by third parties, in unexpected ways, which can increase JPMorgan Chase’s costs for complying with laws, rules and regulations that apply to the offering of products and services through those technologies and reduce the income that JPMorgan Chase earns from providing products and services through those new technologies.
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
Climate change manifesting as physical or transition risks could have a material adverse impact on JPMorgan Chase’s business operations, clients and customers.
JPMorgan Chase operates in many regions, countries and communities around the world where its businesses, and the activities of its clients and customers, could be impacted by climate change. Climate change could manifest as a financial risk to JPMorgan Chase either through changes in the physical climate or from the process of transitioning to a low-carbon economy, including changes in climate policy or in the regulation of financial institutions with respect to risks posed by climate change.
Climate-related physical risks include both acute weather events and chronic shifts in the climate. Potential physical risks from climate change may include altered distribution and intensity of rainfall, prolonged droughts or flooding, increased frequency of wildfires, rising sea levels, or a rising heat index.

Transition risks arise from the process of adjusting to a low-carbon economy. In addition to possible changes in climate policy and financial regulation, potential transition risks may include economic and other changes engendered by the development of low-carbon technological advances (e.g., electric vehicles and renewable energy) and/or changes in consumer preferences towards low-carbon goods and services. Transition risks could be further accelerated by the occurrence of changes in the physical climate.
These climate-related physical risks and transition risks could have a financial impact on JPMorgan Chase both directly on its business and operations and as a result of material adverse impacts to its clients and customers, including:
•declines in asset values
•reduced availability of insurance
•significant interruptions to business operations, and
•negative consequences to business models, and the need to make changes in response to those consequences.
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
Notwithstanding these expectations, policies and practices, certain employees have in the past engaged in improper or illegal conduct, and these instances of misconduct have resulted in litigation as well as resolutions of governmental investigations or enforcement actions involving consent orders, deferred prosecution agreements, non-prosecution agreements and other civil or criminal sanctions. There is no assurance that further inappropriate or unlawful actions by employees will not occur, lead to a violation of the terms of these resolutions (and associated consequences), or that any such actions will always be detected, deterred or prevented.
JPMorgan Chase’s reputation could be harmed, and collateral consequences could result, from a failure by one or more employees to act consistently with JPMorgan Chase’s expectations, policies and practices, including by acting in ways that harm clients, customers, other market participants or other employees. Some examples of this include:
•improperly selling and marketing JPMorgan Chase’s products or services
•engaging in insider trading, market manipulation or unauthorized trading
•engaging in improper or fraudulent behavior in connection with government relief programs
•facilitating a transaction where a material objective is to achieve a particular tax, accounting or financial disclosure treatment that may be subject to scrutiny by governmental or regulatory authorities, or where the proposed treatment is unclear or may not reflect the economic substance of the transaction
•failing to fulfill fiduciary obligations or other duties owed to clients or customers
•violating antitrust or anti-competition laws by colluding with other market participants to manipulate markets, prices or indices
•engaging in discriminatory behavior or harassment with respect to clients, customers or employees, or acting contrary to JPMorgan Chase’s goal of fostering a diverse and inclusive workplace
•managing or reporting risks in ways that subordinate JPMorgan Chase’s risk appetite to business performance goals or employee compensation objectives, and
•misappropriating property, confidential or proprietary information, or technology assets belonging to JPMorgan Chase, its clients and customers or third parties.
The consequences of any failure by employees to act consistently with JPMorgan Chase’s expectations, policies or practices could include litigation, or regulatory or other governmental investigations or enforcement actions. Any of these proceedings or actions could result in judgments, settlements, fines, penalties or other sanctions, or lead to:
•financial losses
•increased operational and compliance costs
•greater scrutiny by regulators and other parties
•regulatory actions that require JPMorgan Chase to restructure, curtail or cease certain of its activities
•the need for significant oversight by JPMorgan Chase’s management
•loss of clients or customers, and
•harm to JPMorgan Chase’s reputation.

Part I
Reputation
Damage to JPMorgan Chase’s reputation could harm its businesses.
Maintaining trust in JPMorgan Chase is critical to its ability to attract and retain clients, customers, investors and employees. Damage to JPMorgan Chase’s reputation can therefore cause significant harm to JPMorgan Chase’s business and prospects, and can arise from numerous sources, including:
•employee misconduct, including discriminatory behavior or harassment with respect to clients, customers or employees, or actions that are contrary to JPMorgan Chase’s goal of fostering a diverse and inclusive workplace
•security breaches, including as a result of cyber attacks
•failure to safeguard client, customer or employee information
•failure to manage risk issues associated with its business activities or those of its clients, including failure to fully discharge publicly-announced commitments to support social and sustainability initiatives
•compliance or operational failures
•litigation or regulatory fines, penalties or other sanctions
•regulatory investigations or enforcement actions, or resolutions of these matters, and
•failure or perceived failure of clients, customers, counterparties or other parties to comply with laws, rules or regulations, including companies in which JPMorgan Chase has made principal investments, parties to joint ventures with JPMorgan Chase, and vendors with which JPMorgan Chase does business.
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
Social and environmental activists are increasingly targeting financial services firms such as JPMorgan Chase with public criticism for their relationships with clients that are engaged in certain sensitive industries, including businesses whose products are or are perceived to be harmful to human health, or whose activities negatively affect or are perceived to negatively affect the environment, workers’ rights or communities. Activists have also engaged in public protests at JPMorgan Chase’s headquarters and other properties. Activist criticism of JPMorgan Chase’s relationships with clients in sensitive industries could potentially engender dissatisfaction among clients, customers, investors and employees with how JPMorgan Chase addresses social and sustainability concerns in its business activities. Alternatively, yielding to activism targeted at certain sensitive industries could damage JPMorgan Chase’s relationships with clients and customers, and with governmental or regulatory bodies in jurisdictions in which JPMorgan Chase does business, whose views are not aligned with those of social and environmental activists. In either case, the resulting harm to JPMorgan Chase’s reputation could:
•cause certain clients and customers to cease doing business with JPMorgan Chase
•impair JPMorgan Chase’s ability to attract new clients and customers, or to expand its relationships with existing clients and customers
•diminish JPMorgan Chase’s ability to hire or retain employees
•prompt JPMorgan Chase to cease doing business with certain clients or customers.
•cause certain investors to divest from investments in securities of JPMorgan Chase, or
•attract scrutiny from governmental or regulatory bodies.
Actions by the financial services industry generally or individuals in the industry can also affect JPMorgan Chase’s reputation. For example, the reputation of the industry as a whole can be damaged by concerns that:
•consumers have been treated unfairly by a financial institution,
•a financial institution has acted inappropriately with respect to the methods used to offer products to customers
If JPMorgan Chase is perceived to have engaged in these types of behaviors, this could weaken its reputation among clients or customers.
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
JPMorgan Chase’s ability to manage potential conflicts of interest is highly complex due to the broad range of its business activities which encompass a variety of transactions, obligations and interests with and among JPMorgan Chase’s clients and customers. JPMorgan Chase can become subject to litigation and enforcement actions, and its reputation can be damaged, by the failure or perceived failure to:
•adequately address or appropriately disclose conflicts of interest, including potential conflicts of interest that may arise in connection with providing multiple products and services in, or having one or more investments related to, the same transaction
•deliver appropriate standards of service and quality

•treat clients and customers with the appropriate standard of care
•use client and customer data responsibly and in a manner that meets legal requirements and regulatory expectations
•provide fiduciary products or services in accordance with the applicable legal and regulatory standards, or
•handle or use confidential information of customers or clients appropriately or in compliance with applicable data protection and privacy laws, rules and regulations.
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
Aggressive actions by hostile governments or groups, including armed conflict or intensified cyber attacks, could expand in unpredictable ways by drawing in other countries or escalating into full-scale war with potentially catastrophic consequences, particularly if one or more of the combatants possess nuclear weapons. Depending on the scope of the conflict, the hostilities could result in:
•worldwide economic disruption
•heightened volatility in financial markets
•severe declines in asset values, accompanied by widespread sell-offs of investments
•substantial depreciation of local currencies, potentially leading to defaults by borrowers and counterparties in the affected region
•disruption of global trade, and
•diminished consumer, business and investor confidence.
Any of the above consequences could have significant negative effects on JPMorgan Chase’s operations and earnings, both in the countries or regions directly affected by the hostilities or globally. Further, if the U.S. were to become directly involved in such a conflict, this could lead to a curtailment of any operations that JPMorgan Chase may have in the affected countries or region, as well as in any nation that is aligned against the U.S. in the hostilities. JPMorgan Chase could also experience more numerous and aggressive cyber attacks launched by or under the sponsorship of one or more of the adversaries in such a conflict.
JPMorgan Chase’s business and operations in certain countries can be adversely affected by local economic, political, regulatory and social factors.
Some of the countries in which JPMorgan Chase conducts business have economies or markets that are less developed and more volatile or may have political, legal and regulatory regimes that are less established or predictable than other countries in which JPMorgan Chase operates. In addition, in some jurisdictions in which JPMorgan Chase conducts business, the local economy and business activity are subject to substantial government influence or control. Some of these countries have in the past experienced economic disruptions, including:
•extreme currency fluctuations
•high inflation
•low or negative growth, and
•defaults or reduced ability to service sovereign debt.
The governments in these countries have sometimes reacted to these developments by imposing restrictive policies that adversely affect the local and regional business environment, including:
•price, capital or exchange controls, including imposition of punitive transfer and convertibility restrictions or forced currency exchange
•expropriation or nationalization of assets or confiscation of property, including intellectual property, and
•changes in laws, rules and regulations.
The impact of these actions could be accentuated in trading markets that are smaller, less liquid and more volatile than more-developed markets. These types of government actions can negatively affect JPMorgan Chase’s operations in the relevant country, either directly or by suppressing the business activities of local clients or multi-national clients that conduct business in the jurisdiction.
In addition, emerging markets countries, as well as certain more developed countries, have been susceptible to unfavorable social developments arising from poor economic conditions or governmental actions, including:
•widespread demonstrations or civil unrest
•general strikes and demonstrations
•crime and corruption
•security and personal safety issues
•outbreaks of hostilities
•overthrow of incumbent governments
•terrorist attacks, and
•other forms of internal discord.
These economic, political, regulatory and social developments have in the past resulted in, and in the future

Part I
could lead to, conditions that can adversely affect JPMorgan Chase’s operations in those countries and impair the revenues, growth and profitability of those operations. In addition, any of these events or circumstances in one country can affect JPMorgan Chase’s operations and investments in another country or countries, including in the U.S.
People
JPMorgan Chase’s ability to attract and retain qualified and diverse employees is critical to its success.
JPMorgan Chase’s employees are its most important resource, and in many areas of the financial services industry, competition for qualified personnel is intense. JPMorgan Chase endeavors to attract talented and diverse new employees and retain, develop and motivate its existing employees. If JPMorgan Chase were unable to continue to attract or retain qualified and diverse employees, including successors to the Chief Executive Officer or members of the Operating Committee, JPMorgan Chase’s performance, including its competitive position, could be materially and adversely affected.
Unfavorable changes in immigration or travel policies could adversely affect JPMorgan Chase’s businesses and operations.
JPMorgan Chase relies on the skills, knowledge and expertise of employees located throughout the world. Changes in immigration or travel policies in the U.S. and other countries that unduly restrict or otherwise make it more difficult for employees or their family members to work in, or travel to or transfer between, jurisdictions in which JPMorgan Chase has operations or conducts its business could inhibit JPMorgan Chase’s ability to attract and retain qualified employees, and thereby dilute the quality of its workforce, or could prompt JPMorgan Chase to make structural changes to its worldwide or regional operating models that cause its operations to be less efficient or more costly.
Legal
JPMorgan Chase faces significant legal risks from litigation and formal and informal regulatory and government investigations.
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

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
JPMorgan Chase’s headquarters is located in New York City at 383 Madison Avenue, a 47-story office building that it owns. The Firm is demolishing its former headquarters at 270 Park Avenue in New York City and is building a new headquarters on the same site. Demolition is targeted to be completed in 2021 and construction of the new building has commenced.
The Firm owned or leased facilities in the following locations at December 31, 2020.

December 31, 2020 (in millions)	Approximate square footage

United States(a)
New York City, New York
383 Madison Avenue, New York, New York	1.1
All other New York City locations	8.0
Total New York City, New York	9.1

Other U.S. locations
Columbus/Westerville, Ohio	3.8
Chicago, Illinois	2.7
Phoenix/Tempe, Arizona	2.4
Wilmington/Newark, Delaware	2.2
Houston, Texas	1.9
Jersey City, New Jersey	1.7
Dallas/Plano, Texas	1.6
All other U.S. locations	34.8
Total United States	60.2

Europe, the Middle East and Africa (“EMEA”)
25 Bank Street, London, U.K.	1.4
All other U.K. locations	2.9
All other EMEA locations	1.4
Total EMEA	5.7

Asia-Pacific, Latin America and Canada
India	4.7
All other locations	3.8
Total Asia-Pacific, Latin America and Canada	8.5
Total	74.4
(a)At December 31, 2020, the Firm owned or leased 4,908 retail branches in 38 states and Washington D.C.
The premises and facilities occupied by JPMorgan Chase are used across all of the Firm’s business segments and for corporate purposes. JPMorgan Chase continues to evaluate its current and projected space requirements and may determine from time to time that certain of its properties (including the premises and facilities noted above) are no longer necessary for its operations. There is no assurance that the Firm will be able to dispose of any such excess properties, premises, or facilities or that it will not incur costs in connection with such dispositions. Such disposition costs may be material to the Firm’s results of operations in a given period. Refer to the Consolidated Results of
Operations on pages 54-56 for information on occupancy expense.
Item 3. Legal Proceedings.
Refer to Note 30 for a description of the Firm’s material legal proceedings.
Item 4. Mine Safety Disclosures.
Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market for registrant’s common equity
JPMorgan Chase’s common stock is listed and traded on the New York Stock Exchange. Refer to “Five-year stock performance,” on page 45 for a comparison of the cumulative total return for JPMorgan Chase common stock with the comparable total return of the S&P 500 Index, the KBW Bank Index and the S&P Financial Index over the five-year period ended December 31, 2020.
Refer to Capital actions in the Capital Risk Management section of Management’s discussion and analysis on page 99 for information on the common dividend payout ratio. Refer to Note 21 for a discussion of restrictions on dividend payments. On January 31, 2021, there were 199,515 holders of record of JPMorgan Chase common stock. Refer to Part III, Item 12 on page 37 for information regarding securities authorized for issuance under the Firm’s employee share-based incentive plans.
Repurchases under the common share repurchase program
Refer to Capital actions in the Capital Risk Management section of Management’s discussion and analysis on page 99 for information regarding repurchases under the Firm’s common share repurchase program.
On March 15, 2020, in response to the economic disruptions caused by the COVID-19 pandemic, the Firm temporarily suspended repurchases of its common stock. Subsequently, the Federal Reserve directed all large banks, including the Firm, to discontinue net share repurchases through the end of 2020. On December 18, 2020, the Federal Reserve announced that all large banks, including the Firm, could resume share repurchases commencing in the first quarter of 2021, subject to certain restrictions. The Firm's Board of Directors has authorized a new common share repurchase program for up to $30 billion.
Shares repurchased pursuant to the prior common share repurchase program during 2020 were as follows.

Year ended December 31, 2020	Total number of shares of common stock repurchased	Average price paid per share of common stock(a)	Aggregate purchase price of common stock repurchases (in millions)(a)	Dollar value of remaining authorized repurchase (in millions)(a)
First quarter	50,003,062	$127.92	$6,397	$9,183	(b)
Second quarter	—	—	—	9,183	(b)
Third quarter	—	—	—	—
October	—	—	—	—
November	—	—	—	—
December	—	—	—	—
Fourth quarter	—	—	—	—
Year-to-date	50,003,062	$127.92	$6,397	$—
(a)Excludes commissions cost.
(b)The remaining $9.2 billion unused portion under the prior $29.4 billion repurchase program expired on June 30, 2020.
Item 6. Selected Financial Data.
Refer to “Five-year summary of consolidated financial highlights (unaudited)” on page 44 for five-year selected financial data.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s discussion and analysis of financial condition and results of operations, entitled “Management’s discussion and analysis,” appears on pages 46-157. Such information should be read in conjunction with the Consolidated Financial Statements and Notes thereto, which appear on pages 162-298.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Refer to the Market Risk Management section of Management’s discussion and analysis on pages 135–142 for a discussion of quantitative and qualitative disclosures about market risk.
Item 8. Financial Statements and Supplementary Data.
The Consolidated Financial Statements, together with the Notes thereto and the report thereon dated February 23, 2021, of PricewaterhouseCoopers LLP, the Firm’s independent registered public accounting firm, appear on pages 159-298.
Supplementary financial data for each quarter within the two years ended December 31, 2020, are included on page 299 in the table entitled “Selected quarterly financial data

(unaudited).” Also included is a “Glossary of Terms and Acronyms’’ on pages 305-311.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
The internal control framework promulgated by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), “Internal Control — Integrated Framework” (“COSO 2013”), provides guidance for designing, implementing and conducting internal control and assessing its effectiveness. The Firm used the COSO 2013 framework to assess the effectiveness of the Firm’s internal control over financial reporting as of December 31, 2020. Refer to “Management’s report on internal control over financial reporting” on page 158.
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
The Firm is committed to maintaining high standards of internal control over financial reporting. Nevertheless, because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Deficiencies or lapses in internal controls may occur from time to time, and there can be no assurance that any such deficiencies will not result in significant deficiencies or material weaknesses in internal control in the future and collateral consequences therefrom. Refer to “Management’s report on internal control over financial reporting” on page 158 for further information. There was no change in the Firm’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.
Item 9B. Other Information.
None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.
Executive officers of the registrant

	Age
Name	(at December 31, 2020)	Positions and offices
James Dimon	64	Chairman of the Board and Chief Executive Officer; he had been President from July 2004 until January 2018.
Ashley Bacon	51	Chief Risk Officer since June 2013.
Lori A. Beer	53
Chief Information Officer since September 2017, prior to which she had been Chief Information Officer of the Corporate & Investment Bank since June 2016. She was Global Head of Banking Technology from January 2014 until May 2016.

Mary Callahan Erdoes	53	Chief Executive Officer of Asset & Wealth Management since September 2009.
Stacey Friedman	52	General Counsel since January 2016, prior to which she was Deputy General Counsel since July 2015 and General Counsel for the Corporate & Investment Bank since August 2012.
Marianne Lake	51	Chief Executive Officer of Consumer Lending and Card Services since May 2019, prior to which she had been Chief Financial Officer since 2013.
Robin Leopold	56	Head of Human Resources since January 2018, prior to which she had been Head of Human Resources for the Corporate & Investment Bank since August 2012.
Douglas B. Petno	55	Chief Executive Officer of Commercial Banking since January 2012.
Jennifer Piepszak	50	Chief Financial Officer since May 2019, prior to which she had been the Chief Executive Officer for Card Services since 2017. She was Chief Executive Officer of Business Banking from 2015 to 2017.
Daniel E. Pinto	58
Co-President and Co-Chief Operating Officer since January 2018, Chief Executive Officer of the Corporate & Investment Bank since March 2014, and Chief Executive Officer of Europe, the Middle East and Africa since June 2011.

Peter Scher	59	Head of Corporate Responsibility since 2011 and Chairman of the Mid-Atlantic Region since 2015.
Gordon A. Smith	62	Co-President and Co-Chief Operating Officer since January 2018, and Chief Executive Officer of Consumer & Community Banking since December 2012.
Unless otherwise noted, during the five fiscal years ended December 31, 2020, all of JPMorgan Chase’s above-named executive officers have continuously held senior-level positions with JPMorgan Chase. There are no family relationships among the foregoing executive officers. Information to be provided in Items 10, 11, 12, 13 and 14 of the Form 10-K and not otherwise included herein is incorporated by reference to the Firm’s Definitive Proxy Statement for its 2021 Annual Meeting of Stockholders to be held on May 18, 2021, which will be filed with the SEC within 120 days of the end of the Firm’s fiscal year ended December 31, 2020.

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

December 31, 2020	Number of shares to be issued upon exercise of outstanding options/stock appreciation rights		Weighted-average exercise price of outstanding options/stock appreciation rights	Number of shares remaining available for future issuance under stock incentive plans
Plan category
Employee share-based incentive plans approved by shareholders	3,124,739	(a)	$41.25	66,621,995	(b)
Total	3,124,739		$41.25	66,621,995
(a)Does not include restricted stock units or performance stock units granted under the shareholder-approved Long-Term Incentive Plan (“LTIP”), as amended and restated effective May 15, 2018. Refer to Note 9 for further discussion.
(b)Represents shares available for future issuance under the shareholder-approved LTIP.

All shares available for future issuance will be issued under the shareholder-approved LTIP. Refer to Note 9 for further discussion.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Refer to Item 10.
Item 14. Principal Accounting Fees and Services.
Refer to Item 10.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

1	Financial statements

The Consolidated Financial Statements, the Notes thereto and the report of the Independent Registered Public Accounting Firm thereon listed in Item 8 are set forth commencing on page 159.

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

3.11
Certificate of Designations for 6.10% Non-Cumulative Preferred Stock, Series AA (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed June 4, 2015).

3.12
Certificate of Designations for 6.15% Non-Cumulative Preferred Stock, Series BB (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed July 29, 2015).

3.13
Certificate of Designations for Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series CC (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed October 20, 2017).

3.14
Certificate of Designations for 5.75% Non-Cumulative Preferred Stock, Series DD (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed September 21, 2018).

3.15
Certificate of Designations for 6.00% Non-Cumulative Preferred Stock, Series EE (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed January 24, 2019).

3.16
Certificate of Designations for Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series FF (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed July 31, 2019).

3.17
Certificate of Designations for 4.75% Non-Cumulative Preferred Stock, Series GG (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed November 7, 2019).

38

3.18
Certificate of Designations for Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series HH (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed January 23, 2020).

3.19
Certificate of Designations for Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series II (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed February 24, 2020).

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

4.5	Form of Deposit Agreement (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-3 of JPMorgan Chase & Co. (File No. 333-191692) filed October 11, 2013).

4.6	Description of Securities of JPMorgan Chase & Co. registered pursuant to Section 12 of the Securities Exchange Act of 1934. (b)

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

10.10
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

10.14
Form of JPMorgan Chase & Co. Long-Term Incentive Plan Terms and Conditions of Performance Share Unit Award Operating Committee (U.S.) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed March 15, 2019).(a)

10.15
Form of JPMorgan Chase & Co. Long-Term Incentive Plan Terms and Conditions of Performance Share Unit Award Operating Committee (U.K.) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed March 15, 2019).(a)

10.16
Forms of JPMorgan Chase & Co. Long-Term Incentive Plan Terms and Conditions for restricted stock units and performance share unit awards for Operating Committee members (U.S. and U.K.), dated as of January 21, 2020.(a)

10.17
Forms of JPMorgan Chase & Co. Long-Term Incentive Plan Terms and Conditions for restricted stock units and performance share unit awards for Operating Committee members (U.S. and U.K.), dated as of January 19, 2021.(a)(b)

10.18
Form of JPMorgan Chase & Co. Terms and Conditions of Fixed Allowance (UK) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of JPMorgan Chase & Co. (File No. 1-5805) for the quarter ended June 30, 2014).(a)

10.19
Form of JPMorgan Chase & Co. Performance-Based Incentive Compensation Plan, effective as of January 1, 2006, as amended (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2009).(a)

10.20
Employee Stock Purchase Plan of JPMorgan Chase & Co., as amended and restated effective as of January 1, 2019 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of JPMorgan Chase & Co. (File No. 1-5805) for the quarter ended September 30, 2019).

21	List of subsidiaries of JPMorgan Chase & Co.(b)

22.1	Annual Report on Form 11-K of The JPMorgan Chase 401(k) Savings Plan for the year ended December 31, 2019 (to be filed pursuant to Rule 15d-21 under the Securities Exchange Act of 1934).

22.2	Subsidiary Guarantors and Issuers of Guaranteed Securities.(b)

23	Consent of independent registered public accounting firm.(b)

31.1	Certification.(b)

31.2	Certification.(b)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(c)

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.(d)

101.SCH	XBRL Taxonomy Extension Schema Document.(b)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.(b)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.(b)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.(b)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.(b)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).
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
(d)    Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Firm’s Form 10-K for the year ended December 31, 2020, formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the Consolidated statements of income for the years ended December 31, 2020, 2019 and 2018, (ii) the Consolidated statements of comprehensive income for the years ended December 31, 2020, 2019 and 2018, (iii) the Consolidated balance sheets as of December 31, 2020 and 2019, (iv) the Consolidated statements of changes in stockholders’ equity for the years ended December 31, 2020, 2019 and 2018, (v) the Consolidated statements of cash flows for the years ended December 31, 2020, 2019 and 2018, and (vi) the Notes to Consolidated Financial Statements.

Part IV

page 42 not used

Table of contents

Financial:

44	Five-Year Summary of Consolidated Financial Highlights	Audited financial statements:

45	Five-Year Stock Performance	158	Management’s Report on Internal Control Over Financial Reporting

Management’s discussion and analysis:		159	Report of Independent Registered Public Accounting Firm

46	Introduction	162	Consolidated Financial Statements

47	Executive Overview	167	Notes to Consolidated Financial Statements

54	Consolidated Results of Operations

57	Consolidated Balance Sheets and Cash Flows Analysis

60	Off–Balance Sheet Arrangements and Contractual Cash Obligations

62	Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures	Supplementary information:

65	Business Segment Results	299	Selected quarterly financial data (unaudited)

85	Firmwide Risk Management	300	Distribution of assets, liabilities and stockholders’ equity; interest rates and interest differentials

90	Strategic Risk Management	305	Glossary of Terms and Acronyms

91	Capital Risk Management

102	Liquidity Risk Management

110	Credit and Investment Risk Management

135	Market Risk Management

143	Country Risk Management

145	Operational Risk Management

152	Critical Accounting Estimates Used by the Firm

156	Accounting and Reporting Developments

157	Forward-Looking Statements

JPMorgan Chase & Co./2020 Form 10-K	43

Financial
FIVE-YEAR SUMMARY OF CONSOLIDATED FINANCIAL HIGHLIGHTS (unaudited)

As of or for the year ended December 31, (in millions, except per share, ratio, headcount data and where otherwise noted)
	2020	2019	2018	2017		2016
Selected income statement data
Total net revenue(a)	$119,543	$115,399	$108,783	$100,460		$96,275
Total noninterest expense(a)	66,656	65,269	63,148	59,270		56,378
Pre-provision profit(b)	52,887	50,130	45,635	41,190		39,897
Provision for credit losses	17,480	5,585	4,871	5,290		5,361
Income before income tax expense	35,407	44,545	40,764	35,900		34,536
Income tax expense	6,276	8,114	8,290	11,459		9,803
Net income	$29,131	$36,431	$32,474	$24,441	(h)	$24,733
Earnings per share data
Net income: Basic	$8.89	$10.75	$9.04	$6.35		$6.24
Diluted	8.88	10.72	9.00	6.31		6.19
Average shares: Basic	3,082.4	3,221.5	3,396.4	3,551.6		3,658.8
Diluted	3,087.4	3,230.4	3,414.0	3,576.8		3,690.0
Market and per common share data
Market capitalization	$387,492	$429,913	$319,780	$366,301		$307,295
Common shares at period-end	3,049.4	3,084.0	3,275.8	3,425.3		3,561.2
Book value per share	81.75	75.98	70.35	67.04		64.06
Tangible book value per share (“TBVPS”)(b)	66.11	60.98	56.33	53.56		51.44
Cash dividends declared per share	3.60	3.40	2.72	2.12		1.88
Selected ratios and metrics
Return on common equity (“ROE”)(c)	12%	15%	13%	10%		10%
Return on tangible common equity (“ROTCE”)(b)(c)	14	19	17	12		13
Return on assets (“ROA”)(b)	0.91	1.33	1.24	0.96		1.00
Overhead ratio	56	57	58	59		59
Loans-to-deposits ratio(d)	47	64	69	66		67
Firm Liquidity coverage ratio (“LCR”) (average)(e)	110	116	113	119		NA
JPMorgan Chase Bank, N.A. LCR (average)(e)	160	116	111	108		NA
Common equity tier 1 (“CET1”) capital ratio(f)(g)	13.1	12.4	12.0	12.2		12.3
Tier 1 capital ratio(f)(g)	15.0	14.1	13.7	13.9		14.0
Total capital ratio(f)(g)	17.3	16.0	15.5	15.9		15.5
Tier 1 leverage ratio(f)(g)	7.0	7.9	8.1	8.3		8.4
Supplementary leverage ratio (“SLR”)(f)(g)	6.9%	6.3%	6.4%	6.5%		6.5%
Selected balance sheet data (period-end)
Trading assets(d)	$503,126	$369,687	$378,551	$349,053		$342,436
Investment securities, net of allowance for credit losses	589,999	398,239	261,828	249,958		289,059
Loans(d)	1,012,853	997,620	1,015,760	959,429		922,831
Total assets	3,386,071	2,687,379	2,622,532	2,533,600		2,490,972
Deposits	2,144,257	1,562,431	1,470,666	1,443,982		1,375,179
Long-term debt	281,685	291,498	282,031	284,080		295,245
Common stockholders’ equity	249,291	234,337	230,447	229,625		228,122
Total stockholders’ equity	279,354	261,330	256,515	255,693		254,190
Headcount	255,351	256,981	256,105	252,539		243,355
Credit quality metrics
Allowances for loan losses and lending-related commitments	$30,737	$14,314	$14,500	$14,672		$14,854
Allowance for loan losses to total retained loans	2.95%	1.39%	1.39%	1.47%		1.55%
Nonperforming assets(d)	$10,906	$5,054	$5,901	$7,119		$7,754
Net charge-offs	5,259	5,629	4,856	5,387		4,692
Net charge-off rate	0.55%	0.60%	0.52%	0.60%	(i)	0.54%
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
(b)Pre-provision profit, TBVPS and ROTCE are each non-GAAP financial measures. Tangible common equity (“TCE”) is also a non-GAAP financial measure. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 62–64 for a further discussion of these measures.
(c)Quarterly ratios are based upon annualized amounts.
(d)In the third quarter of 2020, the Firm reclassified certain fair value option elected lending-related positions from trading assets to loans and other assets. Prior-period amounts have been revised to conform with the current presentation.
(e)For the years ended December 31, 2020, 2019, 2018 and 2017, the percentage represents average LCR for the three months ended December 31, 2020, 2019, 2018 and 2017. The U.S. LCR public disclosure requirements for the Firm became effective in 2017. Refer to Liquidity Risk Management on pages 102–108 for additional information on the LCR results.
(f)As of December 31, 2020, the capital metrics reflect the relief provided by the Federal Reserve Board in response to the COVID-19 pandemic, including the CECL capital transition provisions that became effective in the first quarter of 2020. As of December 31, 2020, the SLR reflects the temporary exclusions of U.S. Treasury securities and deposits at Federal Reserve Banks that became effective in the second quarter of 2020. Refer to Regulatory Developments Relating to the COVID-19 Pandemic on pages 52-53 and Capital Risk Management on pages 91-101 for additional information.
(g)The Basel III capital rules became fully phased-in effective January 1, 2019, and for the SLR became fully phased-in effective January 1, 2018. Prior to these dates, the required capital metrics were subject to the transitional rules. As of December 31, 2018, the risk-based capital metrics were the same on a fully phased-in and transitional basis. Refer to Capital Risk Management on pages 91-101 for additional information on these capital metrics.
(h)In December 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law. The Firm’s results for the year ended December 31, 2017 included a $2.4 billion decrease to net income as a result of the enactment of the TCJA.
(i)Excluding net charge-offs of $467 million related to the student loan portfolio sale, the net charge-off rate for the year ended December 31, 2017 would have been 0.55%.

44	JPMorgan Chase & Co./2020 Form 10-K

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
The following table and graph assume simultaneous investments of $100 on December 31, 2015, in JPMorgan Chase common stock and in each of the above indices. The comparison assumes that all dividends were reinvested.

December 31, (in dollars)	2015	2016	2017	2018	2019	2020
JPMorgan Chase	$100.00	$134.57	$170.54	$159.20	$234.46	$221.52
KBW Bank Index	100.00	128.51	152.41	125.42	170.72	153.12
S&P Financials Index	100.00	122.75	149.92	130.37	172.21	169.19
S&P 500 Index	100.00	111.95	136.38	130.39	171.44	202.96

December 31,
(in dollars)

JPMorgan Chase
KBW Bank
S&P Financials
S&P 500
250
225
200
175
150
125
100
75
2015
2016
2017
2018
2019
2020

JPMorgan Chase & Co./2020 Form 10-K	45

Management’s discussion and analysis
The following is Management’s discussion and analysis of the financial condition and results of operations (“MD&A”) of JPMorgan Chase for the year ended December 31, 2020. The MD&A is included in both JPMorgan Chase’s Annual Report for the year ended December 31, 2020 (“Annual Report”) and its Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”). Refer to the Glossary of terms and acronyms on pages 305-311 for definitions of terms and acronyms used throughout the Annual Report and the 2020 Form 10-K.

The MD&A contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. Refer to Forward-looking Statements on page 157) and Part 1, Item 1A: Risk factors in the 2020 Form 10-K on pages 8-32 for a discussion of certain of those risks and uncertainties and the factors that could cause JPMorgan Chase’s actual results to differ materially because of those risks and uncertainties.

INTRODUCTION
JPMorgan Chase & Co. (NYSE: JPM), a financial holding company incorporated under Delaware law in 1968, is a leading financial services firm based in the United States of America (“U.S.”), and has operations worldwide; JPMorgan Chase had $3.4 trillion in assets and $279.4 billion in stockholders’ equity as of December 31, 2020. The Firm is a leader in investment banking, financial services for consumers and small businesses, commercial banking, financial transaction processing and asset management. Under the J.P. Morgan and Chase brands, the Firm serves millions of customers in the U.S. and globally many of the world’s most prominent corporate, institutional and government clients.
JPMorgan Chase’s principal bank subsidiary is JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank, N.A.”), a national banking association with U.S. branches in 38 states and Washington, D.C. as of December 31, 2020. JPMorgan Chase’s principal nonbank subsidiary is J.P. Morgan Securities LLC (“J.P. Morgan Securities”), a U.S. broker-dealer. The bank and non-bank subsidiaries of JPMorgan Chase operate nationally as well as through overseas branches and subsidiaries, representative offices and subsidiary foreign banks. The Firm’s principal operating subsidiary outside the U.S. is J.P. Morgan Securities plc, a U.K.-based subsidiary of JPMorgan Chase Bank, N.A.
For management reporting purposes, the Firm’s activities are organized into four major reportable business segments, as well as a Corporate segment. The Firm’s consumer business is the Consumer & Community Banking (“CCB”) segment. The Firm’s wholesale business segments are the Corporate & Investment Bank (“CIB”), Commercial Banking (“CB”), and Asset & Wealth Management (“AWM”). Refer to Business Segment Results on pages 65–84, and Note 32 for a description of the Firm’s business segments, and the products and services they provide to their respective client bases.

46	JPMorgan Chase & Co./2020 Form 10-K

EXECUTIVE OVERVIEW
This executive overview of the MD&A highlights selected information and does not contain all of the information that is important to readers of this 2020 Form 10-K. For a complete description of the trends and uncertainties, as well as the risks and critical accounting estimates, affecting the Firm and its various LOBs, this 2020 Form 10-K should be read in its entirety.
Effective January 1, 2020, the Firm adopted the CECL accounting guidance. Refer to Note 1 for further information.

Financial performance of JPMorgan Chase
Year ended December 31, (in millions, except per share data and ratios)
	2020	2019	Change
Selected income statement data
Total net revenue(a)	$119,543	$115,399	4%
Total noninterest expense(a)	66,656	65,269	2
Pre-provision profit	52,887	50,130	5
Provision for credit losses	17,480	5,585	213
Net income	29,131	36,431	(20)
Diluted earnings per share	8.88	10.72	(17)
Selected ratios and metrics
Return on common equity	12%	15%
Return on tangible common equity	14	19
Book value per share	$81.75	$75.98	8
Tangible book value per share	66.11	60.98	8
Capital ratios(b)
CET1	13.1%	12.4%
Tier 1 capital	15.0	14.1
Total capital	17.3	16.0
(a)    In the second quarter of 2020, the Firm reclassified certain spend-based credit card reward costs from marketing expense to be a reduction of card income, with no effect on net income. Prior-period amounts have been revised to conform with the current presentation.
(b)    As of December 31, 2020, the capital metrics reflect the relief provided by the Federal Reserve Board in response to the COVID-19 pandemic, including the CECL capital transition provisions that became effective in the first quarter of 2020. Refer to Regulatory Developments relating to the COVID-19 Pandemic on pages 52-53 and Capital Risk Management on pages 91-101 for additional information.
Comparisons noted in the sections below are for the full year of 2020 versus the full year of 2019, unless otherwise specified.
Firmwide overview
JPMorgan Chase reported net income of $29.1 billion for 2020, or $8.88 per share, on net revenue of $119.5 billion. The Firm reported ROE of 12% and ROTCE of 14%. The Firm's results for 2020 included net additions to the allowance for credit losses of $12.2 billion and Firmwide legal expense of $1.1 billion.
•The Firm had net income of $29.1 billion, down 20%.
•Total net revenue was up 4%. Noninterest revenue was $65.0 billion, up 12%, driven by higher CIB Markets revenue, Investment Banking fees and net production revenue in Home Lending. Net interest income was $54.6 billion, down 5%, driven by the impact of lower rates, predominantly offset by higher net interest income in CIB Markets as well as balance sheet growth.
•Noninterest expense was $66.7 billion, up 2%, driven by higher volume- and revenue-related expense, legal expense and continued investments in the businesses, partially offset by lower structural expense.
•The provision for credit losses was $17.5 billion, up $11.9 billion from the prior year, driven by net additions to the allowance for credit losses of $12.2 billion due to the deterioration and increased uncertainty in the macroeconomic environment as a result of the impact of the COVID-19 pandemic.
•The total allowance for credit losses was $30.8 billion at December 31, 2020. The Firm had an allowance for loan losses to retained loans coverage ratio of 2.95%, compared with 1.39% in the prior year; the increase from the prior year was driven by the additions to the allowance for credit losses and the adoption of CECL.
•The Firm’s nonperforming assets totaled $10.9 billion at December 31, 2020, an increase of $5.9 billion from the prior year, primarily reflecting client credit deterioration across multiple industries in the wholesale portfolio; and in the consumer portfolio, loans placed on nonaccrual status related to the impact of the COVID-19 pandemic, as well as the adoption of CECL, as the purchased credit deteriorated loans in the mortgage portfolio became subject to nonaccrual loan treatment. In the fourth quarter of 2020, nonperforming assets decreased $556 million from the prior quarter, reflecting some credit improvement in the wholesale portfolio. The consumer portfolio remained relatively flat, as the increase in loans placed on nonaccrual status in Home Lending related to the impact of the COVID-19 pandemic was predominantly offset by lower loans at fair value in CIB, largely due to sales.
•Firmwide average loans of $1.0 trillion were up 1%, driven by higher loan balances in AWM and CIB, as well as loans originated under the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”), predominantly offset by lower loan balances in Home Lending and Card.
•Firmwide average deposits of $1.9 trillion were up 25%, reflecting significant inflows across the Firm, primarily driven by the impact of the COVID-19 pandemic and the related effect of certain government actions.
•As of December 31, 2020, the Firm had average eligible High Quality Liquid Assets (“HQLA”) of approximately $697 billion and unencumbered marketable securities with a fair value of approximately $740 billion, resulting in approximately $1.4 trillion of liquidity sources. Refer to Liquidity Risk Management on pages 102–108 for additional information.

JPMorgan Chase & Co./2020 Form 10-K	47

Management’s discussion and analysis
Selected capital-related metrics
•The Firm’s CET1 capital was $205 billion, and the Standardized and Advanced CET1 ratios were 13.1% and 13.8%, respectively.
•The Firm’s SLR was 6.9%. The SLR reflects the temporary exclusions of U.S. Treasury securities and deposits at Federal Reserve Banks, as required by the Federal Reserve’s interim final rule issued on April 1, 2020. The Firm’s SLR excluding the temporary relief was 5.8%.
•The Firm grew TBVPS, ending 2020 at $66.11, up 8% versus the prior year.
Pre-provision profit, ROTCE and TBVPS are non-GAAP financial measures. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 62–64, and Capital Risk Management on pages 91-101 for a further discussion of each of these measures.
Business segment highlights
Selected business metrics for each of the Firm’s four LOBs are presented below for the full year of 2020.

CCB ROE 15%	•Average deposits up 22%; client investment assets up 17% •Average loans down 6%; debit and credit card sales volume down 3% •Active mobile customers up 10%
CIB ROE 20%
•$9.5 billion of Global Investment Banking fees, up 25%
•#1 ranking for Global Investment Banking fees with 9.2% wallet share for the year
•Total Markets revenue of $29.5 billion, up 41%, with Fixed Income Markets up 45% and Equity Markets up 33%

CB ROE 11%	•Gross Investment Banking revenue of $3.3 billion, up 22% •Average deposits up 38%; average loans up 5%
AWM ROE 28%	•Assets under management (AUM) of $2.7 trillion, up 17% •Average deposits up 20%; average loans up 13%
Refer to the Business Segment Results on pages 65–66 for a detailed discussion of results by business segment.
Credit provided and capital raised
JPMorgan Chase continues to support consumers, businesses and communities around the globe. The Firm provided new and renewed credit and raised capital for wholesale and consumer clients during 2020, consisting of:

$2.3 trillion	Total credit provided and capital raised (including loans and commitments)(a)

$226 billion	Credit for consumers

$18 billion	Credit for U.S. small businesses

$865 billion	Credit for corporations

$1.1 trillion	Capital raised for corporate clients and non-U.S. government entities

$103 billion	Credit and capital raised for nonprofit and U.S. government entities(b)

$28 billion	Loans under the Small Business Administration’s Paycheck Protection Program
(a)Excludes loans under the SBA’s PPP.
(b)Includes states, municipalities, hospitals and universities.

48	JPMorgan Chase & Co./2020 Form 10-K

Recent events
•On January 27, 2021, JPMorgan Chase announced that it will launch a digital retail bank in the U.K. this year, and on February 23, 2021, JPMorgan Chase announced that it will appoint Sanoke Viswanathan, head of International Consumer, to the Operating Committee.
•On December 31, 2020, JPMorgan Chase acquired the Global Loyalty business (“cxLoyalty”) of cxLoyalty Group Holdings, Inc. This includes cxLoyalty’s technology platforms, full-service travel agency, and gift card and merchandise services.
•On December 31, 2020, JPMorgan Chase acquired 55ip, a financial technology company and leading provider of automated tax-smart investment strategies.
•On December 18, 2020, JPMorgan Chase received the results of the 2020 Comprehensive Capital Analysis and Review (“CCAR”) Round 2 stress test from the Federal Reserve. The Firm’s Stress Capital Buffer (“SCB”) requirement remained at 3.3%. The Federal Reserve also announced that all large banks, including the Firm, could resume share repurchases commencing in the first quarter of 2021, subject to certain restrictions. The Firm's Board of Directors has authorized a new common share repurchase program for up to $30 billion. The Firm expects to repurchase up to $4.5 billion of common stock in the first quarter of 2021 and, subject to approval by the Board of Directors, maintain the quarterly common stock dividend of $0.90 per share.
•On December 18, 2020, JPMorgan Chase announced the retirement of Lee Raymond, the Firm’s Lead Independent Director. Stephen B. Burke has succeeded Mr. Raymond as Lead Independent Director effective January 1, 2021.
•On December 7, 2020, Phebe N. Novakovic became a member of the Firm's Board of Directors. Ms. Novakovic is Chairman and Chief Executive Officer of General Dynamics Corporation.
2021 outlook
These current expectations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. Refer to Forward-Looking Statements on page 157, and the Risk Factors section on pages 8-32 of the Firm’s 2020 Form 10-K, for a further discussion of certain of those risks and uncertainties and the other factors that could cause JPMorgan Chase’s actual results to differ materially because of those risks and uncertainties. There is no assurance that actual results in 2021 will be in line with the outlook set forth below, and the Firm does not undertake to update any forward-looking statements.
JPMorgan Chase’s current outlook for 2021 should be viewed against the backdrop of the global and U.S. economies, the COVID-19 pandemic, financial markets activity, the geopolitical environment, the competitive environment, client and customer activity levels, and regulatory and legislative developments in the U.S. and other countries where the Firm does business. Each of these factors will affect the performance of the Firm and its LOBs. The Firm will continue to make appropriate adjustments to its businesses and operations in response to ongoing developments in the business, economic, regulatory and legal environments in which it operates. The outlook information contained in this Form 10-K supersedes all outlook information included in the Firm’s periodic reports furnished or filed with the SEC prior to the date of this Form 10-K.
Full-year 2021
•Management expects net interest income, on a managed basis, to be approximately $55 billion, market dependent.
•Management expects adjusted expense to be approximately $69 billion, which includes accelerated contributions to the Firm’s Foundation in the form of equity investments, as well as higher revenue-related expense.
First-quarter 2021
•Management expects net interest income, on a managed basis, to be approximately $13 billion, market dependent.
•Investment banking fees are expected to be flat when compared with the fourth quarter of 2020, depending on market conditions.
Fourth-quarter 2021
•Management expects net interest income, on a managed basis, to be in excess of $14 billion, market dependent.
Net interest income, on a managed basis, and adjusted expense are non-GAAP financial measures. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 62-64.

JPMorgan Chase & Co./2020 Form 10-K	49

Management’s discussion and analysis
Business Developments
COVID-19 Pandemic
In response to the COVID-19 pandemic the Firm invoked resiliency plans to allow its businesses to remain operational, utilizing disaster recovery sites and implementing alternative work arrangements globally.
Additionally, the Firm implemented strategies and procedures designed to help it respond to increased market volatility, client demand for credit and liquidity, distress in certain industries and the ongoing impacts to consumers and businesses.
Throughout 2020, the Firm remained focused on serving its clients, customers and communities, as well as the well-being of its employees, during the pandemic. The Firm continues to actively monitor the health and safety situations at local and regional levels, and will continue to adapt as these situations evolve.
Supporting clients and customers
The Firm has supported its clients and customers during the challenging conditions caused by the COVID-19 pandemic by providing assistance, primarily in the form of payment deferrals on loans and extending credit, including through its participation in the Small Business Association’s (“SBA”) PPP.
Refer to Credit Portfolio on page 112 for information on assistance granted to customers and clients. Refer to Consumer Credit portfolio on page 116 and Wholesale Credit Portfolio on page 122 for information on retained loans under payment deferral.
The Firm has gradually re-opened its branches since April 2020, with nearly 90% of its branches returning to full service as of December 31, 2020. Additionally, the Firm continues to provide a wide range of banking services that are accessible to clients and customers through mobile and other digital channels.
Protecting and supporting employees
In response to the COVID-19 pandemic, the Firm implemented alternative work arrangements, with the vast majority of its global workforce working from home since the onset of the pandemic and continuing into the first quarter of 2021. The Firm also provided additional benefits to employees during the COVID-19 pandemic.
Supporting communities
Since March, the Firm has committed $250 million to help address humanitarian needs and long-term economic challenges posed by the COVID-19 pandemic on the communities in which the Firm operates. As of December 31, 2020, over 75% of this commitment has been funded.

Departure of the U.K. from the EU
The U.K.’s departure from the EU, which is commonly referred to as “Brexit,” was completed on December 31, 2020. The U.K. and the EU have entered into a Trade and Cooperation Agreement which delineates many significant aspects of the future relationship between the U.K. and the EU. However, the agreement contained very limited provisions relating to cross-border financial services, and the U.K. and the EU are expected to engage in further negotiations concerning financial services.
The Firm has executed and continues to execute on its Firmwide Brexit Implementation program, which encompasses a strategic implementation plan across all impacted businesses and functions, including an ongoing assessment of political, legal and regulatory and other implementation risks. A key focus of the program has been to ensure continuity of service to the Firm’s EU clients in the following areas: regulatory and legal entities; clients; and business and operations.
Regulatory and legal entities
The Firm’s legal entities in Germany, Luxembourg and Ireland are now licensed to provide and are providing services to the Firm’s EU clients, including through a branch network covering locations such as Paris, Madrid and Milan. Subject to limited exceptions, the Firm’s U.K.-based legal entities are no longer permitted to transact business from the U.K. with EU clients.
Clients
Agreements covering substantially all of the Firm’s EU client activity have been re-documented to EU legal entities to facilitate continuation of service. The Firm continues to actively engage with those clients that have not completed re-documentation or required operational changes.
Business and operations
The COVID-19 pandemic introduced additional risk to the Firm’s Brexit Implementation program, particularly in relation to staff relocations. As a result, the Firm has worked closely with regulators and employees to ensure that critical staff are relocated in a safe and timely manner so that the Firm can meet its regulatory commitments and continue serving its clients. Further relocations are planned for 2021, and the Firm’s longer-term EU staffing strategy will be developed over time in cooperation with its regulators and as the post-Brexit market landscape evolves in order to ensure that the Firm maintains operational resilience and effective client coverage.

50	JPMorgan Chase & Co./2020 Form 10-K

Interbank Offered Rate (“IBOR”) transition
JPMorgan Chase and other market participants continue to make progress in preparing for the discontinuation of the London Interbank Offered Rate (“LIBOR”) and other IBORs to comply with the International Organization of Securities Commission’s standards for transaction-based benchmark rates.
On November 30, 2020, ICE Benchmark Administration, the administrator of LIBOR, announced a public consultation on its proposal to cease the publication of the principal tenors of U.S. dollar LIBOR (i.e., overnight, one-month, three-month, six-month and 12-month LIBOR) immediately following a final publication on June 30, 2023. The Federal Reserve, the OCC and the FDIC also released guidance encouraging market participants to cease dealing in new U.S. dollar LIBOR contracts from the end of 2021. There has been no change in the scheduled cessation of U.K. sterling, Japanese yen, Swiss franc and Euro LIBOR, or the remaining tenors of U.S. dollar LIBOR, from December 31, 2021.
The Firm continues to work towards reducing its exposure to IBOR-referencing contracts, including derivatives, bilateral and syndicated loans, securities, and debt and preferred stock issuances, to meet the industry milestones and recommendations published by National Working Groups (“NWG”), including the Alternative Reference Rates Committee (the “ARRC”) in the U.S.
On October 23, 2020, the International Swaps and Derivatives Association, Inc. (“ISDA”) published a new supplement to the ISDA 2006 definitions and the related 2020 IBOR Fallbacks Protocol (the “Protocol”). These publications are intended to facilitate the incorporation of robust rate fallback provisions into both legacy and new derivative contracts with effect from January 25, 2021. The Firm’s client-facing legal entities have agreed to adhere to the Protocol, in accordance with recommendations from multiple industry working groups, including the ARRC. ISDA further announced that bilateral templates have been made available for use with counterparties who choose not to adhere to the Protocol.
As a key objective of the ARRC’s transition plan to encourage adoption of the Secured Overnight Financing Rate (“SOFR”), counterparty clearing houses, clearing house members and other impacted market participants successfully executed the discounting and price alignment interest (“PAI”) switch from federal funds to SOFR on October 16, 2020. The industry completed a similar switch from EONIA to €STR on July 27, 2020.
On March 12, 2020 and January 7, 2021, the Financial Accounting Standards Board (“FASB”) issued accounting standards updates providing optional expedients and exceptions for applying generally accepted accounting principles to contracts and hedge accounting relationships affected by reference rate reform. These optional expedients are intended to simplify the operational impact of applying U.S. GAAP to transactions impacted by reference rate reform. The Firm elected to apply certain of these expedients beginning in the third quarter of 2020. On
August 27, 2020, the International Accounting Standards Board (“IASB”) issued guidance that provides similar relief for entities reporting under International Financial Reporting Standards ("IFRS"). Refer to Accounting and Reporting Developments on page 156 for additional information. The Firm continues to monitor the transition relief being considered by the U.S. Treasury Department regarding the tax implications of reference rate reform.
The Firm’s initiatives in connection with LIBOR transition include:
•continuing to reduce its overall exposure to LIBOR
•implementing rate fallback provisions developed by NWGs in new LIBOR contracts, where appropriate
•continuing to educate and inform clients on LIBOR transition and the necessity to prepare for the cessation of LIBOR
•assisting clients with discontinuing their issuance or use of LIBOR-linked products within the timelines specified by NWGs
•supporting clients in their efforts to remediate contracts linked to LIBOR, including contracts to which the Firm is a party, which it manages or for which it acts as agent
•offering products linked to alternative reference rates (“ARRs”) across its businesses, and
•planning for the implementation of rate fallback mechanisms across products based on the conventions recommended by NWGs to prepare for transition to ARRs upon the cessation of various IBORs.
The Firm is on schedule to implement necessary changes to operational and risk management systems in order to transition away from IBORs, including by aiming to meet proposed deadlines set by NWGs for the cessation of new contracts referencing these benchmarks. The Firm continues to engage with and remains committed to NWGs in devising solutions to unresolved issues relating to IBOR transition.
The Firm continues to engage with market participants, NWGs and regulators to address market-wide challenges associated with LIBOR transition, including efforts to:
•improve liquidity in ARRs
•develop and introduce forward-looking term rates linked to ARRs, and
•support legislative proposals in the U.S., the U.K. and the EU that aim to resolve concerns involving “tough legacy” contracts (i.e. contracts that do not provide for automatic conversion to another rate or that are difficult to amend in order to add rate fallback provisions).
Resolution of these challenges should provide more certainty and help to provide a framework for market participants in transitioning away from IBORs.

JPMorgan Chase & Co./2020 Form 10-K	51

Management’s discussion and analysis
Regulatory Developments Relating to the COVID-19 Pandemic
Since March 2020, the U.S. government as well as central banks and banking authorities around the world have taken and continue to take actions to help individuals, households and businesses that have been adversely affected by the economic disruption caused by the COVID-19 pandemic. The CARES Act and the Consolidated Appropriations Act, which were signed into law on March 27, 2020 and December 27, 2020, respectively, provide, among other things, funding to support loan facilities to assist consumers and businesses. Set forth below is a summary as of the date of this Form 10-K of U.S. government actions currently impacting the Firm and U.S. government programs in which the Firm is participating. The Firm will continue to assess ongoing developments in government actions in response to the COVID-19 pandemic.
U.S. government actions
Eligible retained income definition. On March 17, 2020, the Office of the Comptroller of the Currency (“OCC”), the Board of Governors of the Federal Reserve System (“Federal Reserve”), and the Federal Deposit Insurance Corporation (“FDIC”), collectively the “federal banking agencies,” issued an interim final rule (issued as final on August 26, 2020) that revised the definition of “eligible retained income” in the regulatory capital rules that apply to all U.S. banking organizations. On March 23, 2020, the Federal Reserve issued an interim final rule (issued as final on August 26, 2020) that revised the definition of “eligible retained income” for purposes of the total loss-absorbing capacity (“TLAC”) buffer requirements that apply to global systemically important banking organizations. The revised definition of eligible retained income makes any automatic limitations on payout distributions that could apply under the agencies’ capital rules or TLAC rule take effect on a more graduated basis in the event that a banking organization’s capital, leverage and TLAC ratios were to decline below regulatory requirements (including buffers). The March 17, 2020 interim final rule was issued, in conjunction with an interagency statement encouraging banking organizations to use their capital and liquidity buffers, to further support banking organizations’ abilities to lend to households and businesses affected by the COVID-19 pandemic.
Reserve requirements. On March 24, 2020, the Federal Reserve issued an interim final rule (issued as final on December 22, 2020) reducing reserve requirement ratios for all depository institutions to zero percent, effective March 26, 2020, an action intended to free up liquidity in the banking system to support lending to households and businesses.
Refer to Note 26 for additional information on the reduction to the reserve requirement.

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
Supplementary leverage ratio (“SLR”) temporary revision. On April 1, 2020, the Federal Reserve issued an interim final rule that requires, on a temporary basis, the calculation of total leverage exposure for purposes of calculating the SLR for bank holding companies (“BHC”), to exclude the on-balance sheet amounts of U.S. Treasury securities and deposits at Federal Reserve Banks. These exclusions became effective April 1, 2020, and will remain in effect through March 31, 2021.
Refer to Capital Risk Management on pages 91-101 and Note 27 for additional information on the CECL capital transition provisions, the impact to the Firm’s capital metrics and the Firm’s SLR.
Loan modifications. On April 7, 2020, the federal banking agencies along with the National Credit Union Administration, and the Consumer Financial Protection Bureau, in consultation with the state financial regulators, issued an interagency statement revising a March 22, 2020 interagency statement on loan modifications and the reporting for financial institutions working with customers affected by the COVID-19 pandemic (the “IA Statement”). The IA Statement reconfirmed that efforts to work with borrowers where the loans are prudently underwritten, and not considered past due or carried on nonaccrual status, should not result in the loans automatically being considered modified in a troubled debt restructuring (“TDR”) for accounting and financial reporting purposes, or for purposes of their respective risk-based capital rules, which would otherwise require financial institutions subject to the capital rules to hold more capital. The IA Statement also clarified the interaction between its previous guidance and Section 4013 of the CARES Act, as extended by Section 541 of the Consolidated Appropriations Act, which provides certain financial institutions with the option to suspend the application of accounting guidance for TDRs for a limited period of time for loan modifications made to address the effects of the COVID-19 pandemic.
The Firm has granted various forms of assistance to customers and clients impacted by the COVID-19 pandemic, including payment deferrals and covenant modifications. The majority of the Firm’s COVID-19 related loan modifications have not been considered TDRs because:
•they represent short-term or other insignificant modifications, whether under the Firm’s regular loan modification assessments or the IA Statement guidance, or
•the Firm has elected to apply the option to suspend the application of accounting guidance for TDRs as provided by

52	JPMorgan Chase & Co./2020 Form 10-K

the CARES Act and extended by the Consolidated Appropriations Act.
To the extent that certain modifications do not meet any of the above criteria, the Firm accounts for them as TDRs. Refer to Credit Portfolio on pages 112-113 and Note 12 for additional information on the Firm’s loan modification activities.
PPP. Beginning April 3, 2020, the PPP, established by the CARES Act and administered by the SBA, authorized eligible lenders to provide nonrecourse loans to eligible borrowers until August 8, 2020 to provide an incentive for these businesses to keep their workers on their payroll. As part of the Consolidated Appropriations Act, additional funding was provided for new PPP loans beginning in early January 2021. This program was designed to target smaller businesses as well as to simplify the loan forgiveness process for loans under $150,000. As of February 19, 2021, the Firm has funded approximately $5 billion under this extension of the program.
U.S. government facilities. Beginning in March 2020, the Federal Reserve announced a suite of facilities using its emergency lending powers under section 13(3) of the Federal Reserve Act to support the flow of credit to individuals, households and businesses adversely affected by the COVID-19 pandemic and to support the broader economy.
The Firm has participated and is participating in the PPP and certain of the other government facilities and programs, as needed, to assist its clients and customers or to support the broader economy. Refer to Capital Risk Management on pages 91-101, Liquidity Risk Management on pages 102–108, Credit Portfolio on pages 112-113, Note 12 and Note 27 for additional information on the Firm’s participation in the PPP and other government facilities and programs.

JPMorgan Chase & Co./2020 Form 10-K	53

Management’s discussion and analysis

CONSOLIDATED RESULTS OF OPERATIONS
This section provides a comparative discussion of JPMorgan Chase’s Consolidated Results of Operations on a reported basis for the two-year period ended December 31, 2020, unless otherwise specified. Refer to Consolidated Results of Operations on pages 48-51 of the Firm’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) for a discussion of the 2019 versus 2018 results. Factors that relate primarily to a single business segment are discussed in more detail within that business segment’s results. Refer to pages 152-155 for a discussion of the Critical Accounting Estimates Used by the Firm that affect the Consolidated Results of Operations.

Revenue
Year ended December 31, (in millions)
	2020	2019	2018
Investment banking fees	$9,486	$7,501	$7,550
Principal transactions	18,021	14,018	12,059
Lending- and deposit-related fees(a)	6,511	6,626	6,377
Asset management, administration and commissions(a)	18,177	16,908	16,793
Investment securities gains/(losses)	802	258	(395)
Mortgage fees and related income	3,091	2,036	1,254
Card income(b)	4,435	5,076	4,743
Other income(c)	4,457	5,731	5,343
Noninterest revenue	64,980	58,154	53,724
Net interest income	54,563	57,245	55,059
Total net revenue	$119,543	$115,399	$108,783
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
(c)Included operating lease income of $5.5 billion for each of the years ended December 31, 2020 and 2019, and $4.5 billion for the year ended December 31, 2018.
2020 compared with 2019
Investment banking fees increased, driven by CIB, reflecting:
•higher equity underwriting fees predominantly in follow-on offerings and convertible securities markets due to increased industry-wide fees
•higher debt underwriting fees in investment-grade and high-yield bonds driven by increased industry-wide fees and wallet share gains. The increased activity resulted in part from clients seeking liquidity in the first half of the year as a result of the COVID-19 pandemic.
Refer to CIB segment results on pages 71–76 and Note 6 for additional information.
Principal transactions revenue increased, predominantly in CIB, reflecting higher revenue in Fixed Income Markets, driven by strong performance in Currencies & Emerging Markets, Rates, and Credit.
The increase in principal transactions revenue also reflected higher net valuations on several legacy equity investments in Corporate, compared with net losses in the prior year.
Principal transactions revenue in CIB may in certain cases have offsets across other revenue lines, including net interest income. The Firm assesses the performance of its CIB Markets business on a total revenue basis.
Refer to CIB and Corporate segment results on pages 71–76 and pages 83–84, respectively, and Note 6 for additional information.
Lending- and deposit-related fees decreased as a result of lower deposit-related fees in CCB, reflecting lower transaction activity and the impact of fee refunds related to the COVID-19 pandemic, predominantly offset by higher cash management fees in CIB and CB, as well as higher lending-related fees, particularly loan commitment fees in CIB.
Refer to CCB, CIB and CB segment results on pages 67–70, pages 71–76 and pages 77–79, respectively, and Note 6 for additional information.
Asset management, administration and commissions revenue increased driven by:
•higher asset management fees in AWM as a result of net inflows into liquidity and long term products, and higher performance fees; and in CCB related to a higher level of investment assets
•higher brokerage commissions in CIB and AWM on higher client-driven volume, partially offset by
•lower volume of annuity sales in CCB.
Refer to CCB, CIB and AWM segment results on pages 67–70, pages 71–76 and pages 80–82, respectively, and Note 6 for additional information.
Investment securities gains/(losses) increased due to the repositioning of the investment securities portfolio, including sales of U.S. GSE and government agency mortgage-backed securities, particularly in the first and third quarters of 2020. Refer to Corporate segment results on pages 83–84 and Note 10 for additional information.
Mortgage fees and related income increased due to higher net mortgage production revenue reflecting higher mortgage production volumes and margins; the prior year included gains on sales of certain loans.
Refer to CCB segment results on pages 67–70, Note 6 and 15 for further information.

54	JPMorgan Chase & Co./2020 Form 10-K

Card income decreased due to:
•lower net interchange income reflecting lower credit card sales volumes and debit card transactions as a result of the impact of the COVID-19 pandemic, largely offset by lower acquisition costs and higher annual fees in CCB, and
•lower merchant processing fees in CIB predominantly driven by a reporting reclassification of certain expenses to be a reduction of revenue in Merchant Services. Refer to CCB and CIB segment results on pages 67–70 and pages 71–76, respectively, and Note 6 for further information.
Other income decreased reflecting:
•Increased amortization on higher levels of alternative energy investments in CIB. The increased amortization was more than offset by lower income tax expense from the associated tax credits
•lower net valuation gains on certain investments in AWM
•net losses on certain equity investments in CIB, compared with net gains in the prior year
•higher costs associated with using forward contracts to hedge certain non-U.S. dollar-denominated net investment exposures, and
•higher losses related to the early termination of certain of the Firm's long-term debt in Treasury and CIO, partially offset by
•a net increase from a gain on an equity investment.
Net interest income decreased due to the impact of lower rates, predominantly offset by higher net interest income in CIB Markets, as well as balance sheet growth.
The Firm’s average interest-earning assets were $2.8 trillion, up $434 billion, and the yield was 2.34%, down 127 basis points (“bps”), primarily due to lower rates. The net yield on these assets, on an FTE basis, was 1.98%, a decrease of 48 bps. The net yield excluding CIB Markets was 2.30%, down 97 bps.
Net yield excluding CIB Markets is a non-GAAP financial measure. Refer to the Consolidated average balance sheets, interest and rates schedule on pages 300–304 for further details; and the Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 62–64 for a further discussion of Net interest yield excluding CIB Markets.

Provision for credit losses
Year ended December 31,
(in millions)	2020	2019	2018
Consumer, excluding credit card	$1,016	$(378)	$(119)
Credit card	10,886	5,348	4,818
Total consumer	11,902	4,970	4,699
Wholesale	5,510	615	172
Investment securities	68	NA	NA
Total provision for credit losses	$17,480	$5,585	$4,871
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

2020 compared with 2019
The provision for credit losses increased in consumer and wholesale primarily driven by the deterioration and uncertainty in the macroeconomic environment, in particular in the first half of 2020, as a result of the impact of the COVID-19 pandemic.
The increase in consumer reflected:
•net additions of $7.4 billion to the allowance for credit losses, consisting of $6.6 billion for Card, $520 million for Auto, $252 million for Business Banking, partially offset by
•lower net charge-offs largely in Card, reflecting lower charge-offs and higher recoveries, primarily benefiting from payment assistance and government stimulus.
The prior year included a $244 million net reduction in the allowance for credit losses.
The increase in wholesale reflected a net addition of $4.7 billion to the allowance for credit losses across the LOBs, impacting multiple industries.
The investment securities provision for credit losses relates to the HTM portfolio, which became subject to the CECL accounting guidance beginning on January 1, 2020.
Refer to the segment discussions of CCB on pages 67–70, CIB on pages 71–76, CB on pages 77–79, AWM on pages 80–82, the Allowance for Credit Losses on pages 132-133, and Notes 1, 10 and 13 for further discussion of the credit portfolio and the allowance for credit losses.

JPMorgan Chase & Co./2020 Form 10-K	55

Management’s discussion and analysis

Noninterest expense
Year ended December 31,
(in millions)	2020	2019	2018
Compensation expense	$34,988	$34,155	$33,117
Noncompensation expense:
Occupancy	4,449	4,322	3,952
Technology, communications and equipment	10,338	9,821	8,802
Professional and outside services	8,464	8,533	8,502
Marketing(a)	2,476	3,351	3,044
Other(b)(c)	5,941	5,087	5,731
Total noncompensation expense	31,668	31,114	30,031
Total noninterest expense	$66,656	$65,269	$63,148
(a)In the second quarter of 2020, the Firm reclassified certain spend-based credit card reward costs from marketing expense to be a reduction of card income, with no effect on net income. Prior-period amounts have been revised to conform with the current presentation.
(b)Included Firmwide legal expense of $1.1 billion, $239 million and $72 million for the years ended December 31, 2020, 2019 and 2018, respectively.
(c)Included FDIC-related expense of $717 million, $457 million and $1.2 billion for the years ended December 31, 2020, 2019 and 2018, respectively.
2020 compared with 2019
Compensation expense increased driven by higher volume-and revenue-related expense, predominantly in CIB and CCB, as well as the impact of investments in the businesses.
Noncompensation expense increased as a result of:
•higher legal expense predominantly in CIB and AWM
•higher volume-related expense, in particular brokerage expense in CIB and depreciation from growth in auto lease assets in CCB
•higher investments in the businesses, including technology and real estate,
•an impairment on a legacy investment in Corporate, and
•higher FDIC-related expense,
partially offset by
•lower marketing expense as a result of lower investments in marketing campaigns and lower travel-related benefits in CCB, and
•lower structural expense, including lower travel and entertainment across the businesses, and payment processing costs, partially offset by higher contributions to the Firm’s Foundation.

Income tax expense
Year ended December 31, (in millions, except rate)
	2020	2019	2018
Income before income tax expense	$35,407	$44,545	$40,764
Income tax expense	6,276	8,114	8,290
Effective tax rate	17.7%	18.2%	20.3%
2020 compared with 2019
The effective tax rate decreased, with the current year rate reflecting the impact of a lower level of pre-tax income and changes in the mix of income and expenses subject to U.S. federal, and state and local taxes, as well as other tax adjustments. The prior year included the effect of $1.1 billion of tax benefits related to the resolution of certain tax audits. Refer to Note 25 for further information.

56	JPMorgan Chase & Co./2020 Form 10-K

CONSOLIDATED BALANCE SHEETS AND CASH FLOWS ANALYSIS
Effective January 1, 2020, the Firm adopted the CECL accounting guidance. Refer to Note 1 for further information.
Consolidated balance sheets analysis
The following is a discussion of the significant changes between December 31, 2020 and 2019.

Selected Consolidated balance sheets data
December 31, (in millions)	2020	2019	Change
Assets
Cash and due from banks	$24,874	$21,704	15%
Deposits with banks	502,735	241,927	108
Federal funds sold and securities purchased under resale agreements	296,284	249,157	19
Securities borrowed	160,635	139,758	15
Trading assets(a)	503,126	369,687	36
Available-for-sale securities	388,178	350,699	11
Held-to-maturity securities, net of allowance for credit losses	201,821	47,540	325
Investment securities, net of allowance for credit losses	589,999	398,239	48
Loans(a)	1,012,853	997,620	2
Allowance for loan losses	(28,328)	(13,123)	116
Loans, net of allowance for loan losses	984,525	984,497	—
Accrued interest and accounts receivable	90,503	72,861	24
Premises and equipment	27,109	25,813	5
Goodwill, MSRs and other intangible assets	53,428	53,341	—
Other assets(a)	152,853	130,395	17
Total assets	$3,386,071	$2,687,379	26%
(a) In the third quarter of 2020, the Firm reclassified certain fair value option elected lending-related positions from trading assets to loans and other assets. Prior-period amounts have been revised to conform with the current presentation.
Cash and due from banks and deposits with banks increased primarily as a result of significant deposit inflows, which also funded asset growth across the Firm, including investment securities and securities purchased under resale agreements. Deposits with banks reflect the Firm’s placements of its excess cash with various central banks, including the Federal Reserve Banks.
Federal funds sold and securities purchased under resale agreements increased as a result of higher deployment of cash in Treasury and CIO, as well as the impact of client activity and higher demand for securities to cover short positions in CIB. Refer to Liquidity Risk Management on pages 102–108 and Note 11 for additional information.
Securities borrowed increased driven by client-driven activities in CIB. Refer to Liquidity Risk Management on pages 102–108 and Note 11 for additional information.
Trading assets remained elevated at the end of 2020, due to stronger client-driven market-making activities in debt and equity instruments and higher derivative receivables as a result of market movements in CIB Markets. Refer to Notes 2 and 5 for additional information.
Investment securities increased, reflecting net purchases of U.S. Treasuries and U.S. GSE and government agency MBS in the available-for-sale (“AFS”) portfolio, driven by interest rate risk management activities and cash deployment. AFS securities of $164 billion were transferred to the held-to-maturity (“HTM”) portfolio, resulting in a decrease in AFS and a comparable increase in HTM securities. The transfers were executed for capital management purposes. Refer to
Corporate segment results on pages 83–84, Investment Portfolio Risk Management on page 134 and Notes 2 and 10 for additional information on investment securities.
Loans increased, reflecting:
•growth in wholesale loans and mortgages in AWM and the impact of PPP loans in CBB and CB, as well as higher wholesale loans related to client-driven activities in CIB Markets largely offset by
•lower loans in Home Lending primarily due to net paydowns; and lower loans in Card due to the decline in sales volumes that began in March as a result of the impact of the COVID-19 pandemic.
The allowance for loan losses increased primarily reflecting the deterioration and uncertainty in the macroeconomic environment, in particular in the first half of 2020, as a result of the impact of the COVID-19 pandemic, consisting of:
•a net $7.4 billion addition in consumer, predominantly in the credit card portfolio, and
•a net $3.6 billion addition in wholesale, across the LOBs, impacting multiple industries.
The adoption of CECL on January 1, 2020, resulted in a $4.2 billion addition to the allowance for loan losses.
There were also additions to the allowance for lending-related commitments, which is included in other liabilities on the consolidated balance sheets, of $1.1 billion related to the impact of the COVID-19 pandemic, and $98 million related to the adoption of CECL. Total additions to the allowance for

JPMorgan Chase & Co./2020 Form 10-K	57

Management’s discussion and analysis
credit losses were $12.1 billion related to COVID-19, and $4.3 billion related to CECL, as of December 31, 2020.
Refer to Credit and Investment Risk Management on pages 110–134, and Notes 1, 2, 3, 12 and 13 for further discussion of loans and the allowance for loan losses.
Accrued interest and accounts receivable increased driven by higher client receivables related to client-driven activities in CIB prime brokerage.
Refer to Note 16 and 18 for additional information on Premises and equipment.
Goodwill, MSRs and other intangibles was flat as the increase in goodwill related to the acquisitions of cxLoyalty and 55ip was offset by lower MSRs as a result of faster prepayment speeds on lower rates, and the realization of expected cash flows, partially offset by net additions to the MSRs. Refer to Note 15 for additional information.
Other assets increased reflecting higher cash collateral placed with central counterparties in CIB.

Selected Consolidated balance sheets data
December 31, (in millions)	2020	2019	Change
Liabilities
Deposits	$2,144,257	$1,562,431	37
Federal funds purchased and securities loaned or sold under repurchase agreements	215,209	183,675	17
Short-term borrowings	45,208	40,920	10
Trading liabilities	170,181	119,277	43
Accounts payable and other liabilities	232,599	210,407	11
Beneficial interests issued by consolidated variable interest entities (“VIEs”)	17,578	17,841	(1)
Long-term debt	281,685	291,498	(3)
Total liabilities	3,106,717	2,426,049	28
Stockholders’ equity	279,354	261,330	7
Total liabilities and stockholders’ equity	$3,386,071	$2,687,379	26%
Deposits increased reflecting significant inflows across the LOBs primarily driven by the impact of the COVID-19 pandemic and the related effect of certain government actions;
•in the wholesale businesses, while the inflows principally occurred in March as clients sought to remain liquid as a result of market conditions, balances continued to increase through the end of 2020, and
•in CCB, the increase was driven by lower spending and higher cash balances across both consumer and small business customers, as well as growth from existing and new accounts.
Refer to the Liquidity Risk Management discussion on pages 102–108; and Notes 2 and 17 for more information.
Federal funds purchased and securities loaned or sold under repurchase agreements increased reflecting:
•higher secured financing of AFS investment securities in Treasury and CIO, as well as trading assets in CIB, partially offset by
•a decline in client-driven market-making activities in CIB, including the Firm's non-participation in the Federal Reserve's open market operations. Refer to the Liquidity Risk Management discussion on pages 102–108 and Note 11 for additional information.
Short-term borrowings increased reflecting higher financing of CIB prime brokerage activities. Refer to pages 102–108 for information on changes in Liquidity Risk Management.

Trading liabilities increased reflecting client-driven market-making activities, which resulted in higher levels of short positions in debt and equity instruments and higher derivative payables as a result of market movements in CIB Markets. Refer to Notes 2 and 5 for additional information.
Accounts payable and other liabilities increased reflecting higher client payables related to client-driven activities in CIB Markets. Refer to Note 19 for additional information.
Refer to Off-Balance Sheet Arrangements on pages 60-61 and Note 14 and 28 for information on Beneficial interests issued by consolidated VIEs.
Long-term debt decreased as a result of maturities of FHLB advances; net maturities of senior debt, which included the early termination of certain of the Firm's debt; partially offset by an issuance of subordinated debt, and higher fair value hedge accounting adjustments related to lower interest rates. Refer to Liquidity Risk Management on pages 102–108 and Note 20 for additional information.
Stockholders’ equity increased reflecting the combined impact of net income, capital actions, the adoption of CECL and an increase in accumulated other comprehensive income (“AOCI”). The increase in AOCI was driven by net unrealized gains on AFS securities, and higher valuation of interest rate cash flow hedges. Refer to page 165 for information on changes in stockholders’ equity, and Capital actions on page 99, Note 24 for additional information on AOCI.

58	JPMorgan Chase & Co./2020 Form 10-K

Consolidated cash flows analysis
The following is a discussion of cash flow activities during the years ended December 31, 2020 and 2019. Refer to Consolidated cash flows analysis on page 54 of the Firm’s 2019 Form 10-K for a discussion of the 2018 activities.

(in millions)	Year ended December 31,
	2020	2019	2018
Net cash provided by/(used in)
Operating activities(a)	$(79,910)	$4,092	$15,614
Investing activities(a)	(261,912)	(52,059)	(199,420)
Financing activities	596,645	32,987	34,158
Effect of exchange rate changes on cash	9,155	(182)	(2,863)
Net increase/(decrease) in cash and due from banks and deposits with banks	$263,978	$(15,162)	$(152,511)
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
•In 2020, cash used primarily reflected higher trading assets, other assets, and securities borrowed, partially offset by higher trading liabilities and net income excluding noncash adjustments.
•In 2019, cash provided primarily reflected net income excluding noncash adjustments, lower trading assets, and net proceeds of sales, securitizations, and paydowns of loans held-for-sale, partially offset by higher securities borrowed, an increase in other assets and a decrease in trading liabilities.
Investing activities
The Firm’s investing activities predominantly include originating held-for-investment loans and investing in the investment securities portfolio, and other short-term instruments.
•In 2020, cash used primarily reflected net purchases of investment securities, higher net originations of loans, and higher securities purchased under resale agreements.
•In 2019, cash used reflected net purchases of investment securities, partially offset by lower securities purchased under resale agreements, and net proceeds from sales and securitizations of loans held-for-investment.
Financing activities
The Firm’s financing activities include acquiring customer deposits and issuing long-term debt, as well as preferred stock.
•In 2020, cash provided reflected higher deposits and an increase in securities loaned or sold under repurchase agreements, partially offset by net payments of long-term borrowings.
•In 2019, cash provided reflected higher deposits, partially offset by a decrease in short-term borrowings and net payments of long-term borrowings.
•For both periods, cash was used for repurchases of common stock and cash dividends on common and preferred stock. On March 15, 2020, in response to the economic disruptions caused by the COVID-19 pandemic, the Firm temporarily suspended repurchases of its common stock. Subsequently, the Federal Reserve directed all large banks, including the Firm, to discontinue net share repurchases through the end of 2020.
* * *
Refer to Consolidated Balance Sheets Analysis on pages 57-58, Capital Risk Management on pages 91-101, and Liquidity Risk Management on pages 102–108 for a further discussion of the activities affecting the Firm’s cash flows.

JPMorgan Chase & Co./2020 Form 10-K	59

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
The table below provides an index of where in this 2020 Form 10-K discussions of the Firm’s various off-balance sheet arrangements can be found. Refer to Note 1 for additional information about the Firm’s consolidation policies.

Type of off-balance sheet arrangement	Location of disclosure	Page references
Special-purpose entities: variable interests and other obligations, including contingent obligations, arising from variable interests in nonconsolidated VIEs	Refer to Note 14	253-260
Off-balance sheet lending-related financial instruments, guarantees, and other commitments	Refer to Note 28	283-288

60	JPMorgan Chase & Co./2020 Form 10-K

Contractual cash obligations
The accompanying table summarizes, by remaining maturity, JPMorgan Chase’s significant contractual cash obligations at December 31, 2020. The contractual cash obligations included in the table below reflect the minimum contractual obligation under legally enforceable contracts with terms that are both fixed and determinable. Excluded from the table are certain liabilities with variable cash flows and/or no obligation to return a stated amount of principal at maturity.
The carrying amount of on-balance sheet obligations on the Consolidated balance sheets may differ from the minimum contractual amount of the obligations reported below. Refer to Note 28 for a discussion of mortgage repurchase liabilities and other obligations.

Contractual cash obligations
By remaining maturity at December 31, (in millions)	2020					2019
	2021	2022-2023	2024-2025	After 2025	Total	Total
On-balance sheet obligations
Deposits(a)	$2,134,256	$4,321	$2,931	$1,637	$2,143,145	$1,558,040
Federal funds purchased and securities loaned or sold under repurchase agreements	214,881	118	9	189	215,197	183,675
Short-term borrowings(a)	28,514	—	—	—	28,514	35,107
Beneficial interests issued by consolidated VIEs	14,976	2,400	—	223	17,599	17,874
Long-term debt(a)	22,461	42,084	42,180	123,477	230,202	250,415
Operating leases(b)	1,606	2,705	2,070	3,602	9,983	10,090
Other(c)	8,694	2,237	2,008	2,592	15,531	15,568
Total on-balance sheet obligations	2,425,388	53,865	49,198	131,720	2,660,171	2,070,769
Off-balance sheet obligations
Unsettled resale and securities borrowed agreements(d)	95,084	1,764	—	—	96,848	117,951
Contractual interest payments(e)	6,071	10,450	8,128	29,719	54,368	54,681
Equity investment commitments	286	—	—	—	286	539
Contractual purchases and capital expenditures	1,968	942	225	198	3,333	2,929
Obligations under co-brand programs	333	530	240	79	1,182	1,548
Total off-balance sheet obligations	103,742	13,686	8,593	29,996	156,017	177,648
Total contractual cash obligations	$2,529,130	$67,551	$57,791	$161,716	$2,816,188	$2,248,417
(a)Excludes structured notes on which the Firm is not obligated to return a stated amount of principal at the maturity of the notes, but is obligated to return an amount based on the performance of the structured notes.
(b)Includes noncancelable operating leases for premises and equipment used primarily for business purposes. Excludes the benefit of noncancelable sublease rentals of $593 million and $846 million at December 31, 2020 and 2019, respectively. Refer to Note 18 for further information on operating leases.
(c)Primarily includes dividends declared on preferred and common stock, deferred annuity contracts, pension and other postretirement employee benefit obligations, insurance liabilities and income taxes payable associated with the deemed repatriation under the TCJA.
(d)Refer to unsettled resale and securities borrowed agreements in Note 28 for further information.
(e)Includes accrued interest and future contractual interest obligations. Excludes interest related to structured notes for which the Firm’s payment obligation is based on the performance of certain benchmarks.

JPMorgan Chase & Co./2020 Form 10-K	61

Management’s discussion and analysis

EXPLANATION AND RECONCILIATION OF THE FIRM’S USE OF NON-GAAP FINANCIAL MEASURES
Non-GAAP financial measures
The Firm prepares its Consolidated Financial Statements in accordance with U.S. GAAP; these financial statements appear on pages 162-166. That presentation, which is referred to as “reported” basis, provides the reader with an understanding of the Firm’s results that can be tracked consistently from year-to-year and enables a comparison of the Firm’s performance with the U.S. GAAP financial statements of other companies.
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
Management also uses certain non-GAAP financial measures at the Firm and business-segment level, because these other non-GAAP financial measures provide information to investors about the underlying operational performance and trends of the Firm or of the particular business segment, as the case may be, and, therefore, facilitate a comparison of the Firm or the business segment with the performance of its relevant competitors. Refer to Business Segment Results on pages 65–84 for additional information on these non-GAAP measures. Non-GAAP financial measures used by the Firm may not be comparable to similarly named non-GAAP financial measures used by other companies.

The following summary table provides a reconciliation from the Firm’s reported U.S. GAAP results to managed basis.

	2020			2019			2018
Year ended December 31, (in millions, except ratios)	Reported	Fully taxable-equivalent adjustments(b)	Managed basis	Reported	Fully taxable-equivalent adjustments(b)	Managed basis	Reported	Fully taxable-equivalent adjustments(b)	Managed basis
Other income	$4,457	$2,968	$7,425	$5,731	$2,534	$8,265	$5,343	$1,877	$7,220
Total noninterest revenue(a)	64,980	2,968	67,948	58,154	2,534	60,688	53,724	1,877	55,601
Net interest income	54,563	418	54,981	57,245	531	57,776	55,059	628	55,687
Total net revenue	119,543	3,386	122,929	115,399	3,065	118,464	108,783	2,505	111,288
Total noninterest expense(a)	66,656	NA	66,656	65,269	NA	65,269	63,148	NA	63,148
Pre-provision profit	52,887	3,386	56,273	50,130	3,065	53,195	45,635	2,505	48,140
Provision for credit losses	17,480	NA	17,480	5,585	NA	5,585	4,871	NA	4,871
Income before income tax expense	35,407	3,386	38,793	44,545	3,065	47,610	40,764	2,505	43,269
Income tax expense	6,276	3,386	9,662	8,114	3,065	11,179	8,290	2,505	10,795
Net income	$29,131	NA	$29,131	$36,431	NA	$36,431	$32,474	NA	$32,474

Overhead ratio	56%	NM	54%	57%	NM	55%	58%	NM	57%
(a)In the second quarter of 2020, the Firm reclassified certain spend-based credit card reward costs from marketing expense to be a reduction of card income, with no effect on net income. Prior-period amounts have been revised to conform with the current presentation.
(b)Predominantly recognized in CIB, CB and Corporate.

62	JPMorgan Chase & Co./2020 Form 10-K

Net interest income and net yield excluding CIB Markets
In addition to reviewing net interest income and the net yield on a managed basis, management also reviews these metrics excluding CIB Markets, as shown below; these metrics, which exclude CIB Markets, are non-GAAP financial measures. Management reviews these metrics to assess the performance of the Firm’s lending, investing (including asset-liability management) and deposit-raising activities. The resulting metrics that exclude CIB Markets are referred to as non-markets-related net interest income and net yield. CIB Markets consists of Fixed Income Markets and Equity Markets. Management believes that disclosure of non-markets-related net interest income and net yield provides investors and analysts with other measures by which to analyze the non-markets-related business trends of the Firm and provides a comparable measure to other financial institutions that are primarily focused on lending, investing and deposit-raising activities.

Year ended December 31, (in millions, except rates)	2020	2019	2018
Net interest income – reported	$54,563	$57,245	$55,059
Fully taxable-equivalent adjustments	418	531	628
Net interest income – managed basis(a)	$54,981	$57,776	$55,687
Less: CIB Markets net interest income(b)	8,374	3,120	3,087
Net interest income excluding CIB Markets(a)	$46,607	$54,656	$52,600
Average interest-earning assets(c)	$2,779,710	$2,345,279	$2,212,657
Less: Average CIB Markets interest-earning assets(b)(c)	751,131	672,417	593,104
Average interest-earning assets excluding CIB Markets	$2,028,579	$1,672,862	$1,619,553
Net yield on average interest-earning assets – managed basis	1.98%	2.46%	2.52%
Net yield on average CIB Markets interest-earning assets(b)	1.11	0.46	0.52
Net yield on average interest-earning assets excluding CIB Markets	2.30%	3.27%	3.25%
(a)Interest includes the effect of related hedges. Taxable-equivalent amounts are used where applicable.
(b)Refer to pages 74-75 for further information on CIB Markets.
(c)In the third quarter of 2020, the Firm reclassified certain fair value option elected lending-related positions from trading assets to loans. Prior-period amounts have been revised to conform with the current presentation.

Calculation of certain U.S. GAAP and non-GAAP financial measures
Certain U.S. GAAP and non-GAAP financial measures are calculated as follows:
Book value per share (“BVPS”) Common stockholders’ equity at period-end / Common shares at period-end
Overhead ratio Total noninterest expense / Total net revenue
Pre-provision profit Total net revenue – Total noninterest expense
Return on assets (“ROA”) Reported net income / Total average assets
Return on common equity (“ROE”) Net income* / Average common stockholders’ equity
Return on tangible common equity (“ROTCE”) Net income* / Average tangible common equity
Tangible book value per share (“TBVPS”) Tangible common equity at period-end / Common shares at period-end
* Represents net income applicable to common equity
In addition, the Firm reviews other non-GAAP financial measures which include:
•Adjusted expense, which is noninterest expense excluding Firmwide legal expense
•Allowance for loan losses to period-end loans retained excluding trade finance and conduits
•Pre-provision profit, which represents total net revenue less total noninterest expense.
Management believes that these measures help investors understand the effect of these items on reported results and provide an alternate presentation of the Firm’s performance.

JPMorgan Chase & Co./2020 Form 10-K	63

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
The following summary table provides a reconciliation from the Firm’s common stockholders’ equity to TCE.

	Period-end		Average
	Dec 31, 2020	Dec 31, 2019	Year ended December 31,
(in millions, except per share and ratio data)			2020	2019	2018
Common stockholders’ equity	$249,291	$234,337	$236,865	$232,907	$229,222
Less: Goodwill	49,248	47,823	47,820	47,620	47,491
Less: Other intangible assets	904	819	781	789	807
Add: Certain deferred tax liabilities(a)	2,453	2,381	2,399	2,328	2,231
Tangible common equity	$201,592	$188,076	$190,663	$186,826	$183,155

Return on tangible common equity	NA	NA	14%	19%	17%
Tangible book value per share	$66.11	$60.98	NA	NA	NA
(a)Represents deferred tax liabilities related to tax-deductible goodwill and to identifiable intangibles created in nontaxable transactions, which are netted against goodwill and other intangibles when calculating TCE.

64	JPMorgan Chase & Co./2020 Form 10-K

BUSINESS SEGMENT RESULTS
The Firm is managed on an LOB basis. There are four major reportable business segments – Consumer & Community Banking, Corporate & Investment Bank, Commercial Banking and Asset & Wealth Management. In addition, there is a Corporate segment.
The business segments are determined based on the products and services provided, or the type of customer served, and they reflect the manner in which financial information is currently evaluated by the Firm’s Operating Committee. Segment results are presented on a managed basis. Refer to Explanation and Reconciliation of the Firm’s use of Non-GAAP Financial Measures, on pages 62–64 for a definition of managed basis.

JPMorgan Chase

Consumer Businesses			Wholesale Businesses

Consumer & Community Banking			Corporate & Investment Bank		Commercial Banking	Asset & Wealth Management

Consumer & Business Banking	Home Lending	Card & Auto	Banking	Markets & Securities Services	• Middle Market Banking	• Asset Management
• Consumer Banking • J.P. Morgan Wealth Management • Business Banking	• Home Lending Production • Home Lending Servicing • Real Estate Portfolios	• Credit Card • Auto	• Investment Banking • Wholesale Payments • Lending	• Fixed Income Markets	• Corporate Client Banking	• Wealth Management
				• Equity Markets • Securities Services • Credit Adjustments & Other	• Commercial Real Estate Banking

Business segment changes
In the fourth quarter of 2020, the Firm transferred certain assets, liabilities, revenue, expense and headcount associated with certain wealth management clients from AWM to the J.P. Morgan Wealth Management business unit within CCB. Prior-period amounts have been revised to conform with the current presentation, including the transfer of approximately 1,650 technology and support staff during the second and third quarters of 2020. Ultra-high-net-worth and certain high-net-worth client relationships remained in AWM.
In the first quarter of 2020, the Firm began reporting a Wholesale Payments business unit within CIB following a realignment of the Firm’s wholesale payments businesses. The Wholesale Payments business comprises:
•Merchant Services, which was realigned from CCB to CIB
•Treasury Services and Trade Finance in CIB. Trade Finance was previously reported in Lending in CIB.
In connection with the alignment of Wholesale Payments, the assets, liabilities and headcount associated with the Merchant Services business were realigned to CIB from CCB, and the revenue and expenses of the Merchant Services business are reported across CCB, CIB and CB based primarily on client relationships. In the fourth quarter of 2020, payment processing-only clients along with the associated revenue and expenses were realigned to CIB’s Wholesale Payments business from CCB and CB. Payment processing-only clients are those that only use payment services offered by Merchant Services, and in general do not currently utilize other services offered by the Firm. Prior-period amounts have been revised to reflect this realignment and revised allocation methodology.
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
Revenue sharing
When business segments join efforts to sell products and services to the Firm’s clients, the participating business segments may agree to share revenue from those transactions. Revenue is generally recognized in the segment responsible for the related product or service, with allocations to the other segment(s) involved in the transaction. The segment results reflect these revenue-sharing agreements.
Expense Allocation
Where business segments use services provided by corporate support units, or another business segment, the costs of those services are allocated to the respective business segments. The expense is generally allocated based on the actual cost and use of services provided. In contrast, certain costs and investments related to corporate support units, technology and operations not currently utilized by any LOB, are not

JPMorgan Chase & Co./2020 Form 10-K	65

Management’s discussion and analysis
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
Business segment capital allocation
The amount of capital assigned to each business is referred to as equity. As of January 1, 2021, the Firm has changed its line of business capital allocations primarily as a result of changes in exposures for each LOB and an increase in the relative risk weighting toward Standardized RWA. The assumptions and methodologies used to allocate capital are periodically assessed and as a result, the capital allocated to the LOBs may change from time to time.
Refer to Line of business equity on page 98 for additional information on business segment capital allocation.

Segment Results – Managed Basis
The following tables summarize the Firm’s results by segment for the periods indicated.

Year ended December 31,	Consumer & Community Banking(a)			Corporate & Investment Bank			Commercial Banking
(in millions, except ratios)	2020	2019	2018	2020	2019	2018	2020	2019	2018
Total net revenue	$51,268	$55,133	$51,271	$49,284	$39,265	$37,382	$9,313	$9,264	$9,336
Total noninterest expense	27,990	28,276	27,168	23,538	22,444	21,876	3,798	3,735	3,627
Pre-provision profit/(loss)	23,278	26,857	24,103	25,746	16,821	15,506	5,515	5,529	5,709
Provision for credit losses	12,312	4,954	4,754	2,726	277	(60)	2,113	296	129
Net income/(loss)	8,217	16,541	14,707	17,094	11,954	11,799	2,578	3,958	4,264
Return on equity (“ROE”)	15%	31%	28%	20%	14%	16%	11%	17%	20%

Year ended December 31,	Asset & Wealth Management			Corporate			Total(a)
(in millions, except ratios)	2020	2019	2018	2020	2019	2018	2020	2019	2018
Total net revenue	$14,240	$13,591	$13,427	$(1,176)	$1,211	$(128)	$122,929	$118,464	$111,288
Total noninterest expense	9,957	9,747	9,575	1,373	1,067	902	66,656	65,269	63,148
Pre-provision profit/(loss)	4,283	3,844	3,852	(2,549)	144	(1,030)	56,273	53,195	48,140
Provision for credit losses	263	59	52	66	(1)	(4)	17,480	5,585	4,871
Net income/(loss)	2,992	2,867	2,945	(1,750)	1,111	(1,241)	29,131	36,431	32,474
Return on equity (“ROE”)	28%	26%	32%	NM	NM	NM	12%	15%	13%
(a)In the second quarter of 2020, the Firm reclassified certain spend-based credit card reward costs from marketing expense to be a reduction of card income, with no effect on net income. Prior-period amounts have been revised to conform with the current presentation.
The following sections provide a comparative discussion of the Firm’s results by segment as of or for the years ended December 31, 2020 and 2019.

66	JPMorgan Chase & Co./2020 Form 10-K

CONSUMER & COMMUNITY BANKING

Consumer & Community Banking offers services to consumers and businesses through bank branches, ATMs, digital (including mobile and online) and telephone banking. CCB is organized into Consumer & Business Banking (including Consumer Banking, J.P. Morgan Wealth Management and Business Banking), Home Lending (including Home Lending Production, Home Lending Servicing and Real Estate Portfolios) and Card & Auto. Consumer & Business Banking offers deposit and investment products, payments and services to consumers, and lending, deposit, and cash management and payment solutions to small businesses. Home Lending includes mortgage origination and servicing activities, as well as portfolios consisting of residential mortgages and home equity loans. Card & Auto issues credit cards to consumers and small businesses and originates and services auto loans and leases.

Selected income statement data
Year ended December 31,
(in millions, except ratios)	2020	2019	2018
Revenue
Lending- and deposit-related fees(a)	$3,166	$3,938	$3,787
Asset management, administration and commissions(a)	2,780	2,808	2,592
Mortgage fees and related income	3,079	2,035	1,252
Card income(b)	3,068	3,412	3,108
All other income	5,647	5,603	4,599
Noninterest revenue	17,740	17,796	15,338
Net interest income	33,528	37,337	35,933
Total net revenue	51,268	55,133	51,271

Provision for credit losses	12,312	4,954	4,754

Noninterest expense
Compensation expense	11,014	10,815	10,580
Noncompensation expense(b)(c)	16,976	17,461	16,588
Total noninterest expense	27,990	28,276	27,168
Income before income tax expense	10,966	21,903	19,349
Income tax expense	2,749	5,362	4,642
Net income	$8,217	$16,541	$14,707

Revenue by line of business
Consumer & Business Banking	$22,955	$27,376	$25,607
Home Lending	6,018	5,179	5,484
Card & Auto(b)	22,295	22,578	20,180

Mortgage fees and related income details:
Net production revenue	2,629	1,618	268
Net mortgage servicing revenue(d)	450	417	984
Mortgage fees and related income	$3,079	$2,035	$1,252

Financial ratios
Return on equity	15%	31%	28%
Overhead ratio	55	51	53
In the first quarter of 2020, the Merchant Services business was realigned from CCB to CIB as part of the Firm’s Wholesale Payments business. In the fourth quarter of 2020, payment processing-only clients along with the associated revenue and expenses were realigned to CIB’s Wholesale Payments business from CCB and CB. Prior-period amounts have been revised to conform with the current presentation.
In the fourth quarter of 2020, the Firm realigned certain wealth management clients from AWM to CCB. Prior-period amounts have been revised to conform with the current presentation, including an increase to net revenue of $725 million and $649 million for the years ended December 31, 2019 and 2018, respectively. Ultra-high-net-worth and certain high-net-worth client relationships remained in AWM.
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
(c)Included depreciation expense on leased assets of $4.2 billion, $4.0 billion and $3.4 billion for the years ended December 31, 2020, 2019 and 2018, respectively.
(d)Included MSR risk management results of $(18) million, $(165) million and $(111) million for the years ended December 31, 2020, 2019 and 2018, respectively.

JPMorgan Chase & Co./2020 Form 10-K	67

Management’s discussion and analysis
2020 compared with 2019
Net income was $8.2 billion, a decrease of 50%, largely driven by an increase in the provision for credit losses.
Net revenue was $51.3 billion, a decrease of 7%.
Net interest income was $33.5 billion, down 10%, driven by:
•the impact of deposit margin compression in CBB, spread compression and lower loans in Home Lending, predominantly due to paydowns and prior year loan sales, and lower loans in Card due to the decline in sales volume as a result of the COVID-19 pandemic, partially offset by
•growth in deposits in CBB, and loan margin expansion in Card, the prior year included charges for the unwind of the internal funding from Treasury and CIO associated with the sales of certain mortgage loans.
Noninterest revenue was $17.7 billion, flat, reflecting:
•lower deposit-related fees due to lower transaction activity and the impact of fee refunds related to the COVID-19 pandemic,
•lower card income due to lower net interchange income reflecting lower credit card sales volumes and debit card transactions as a result of the impact of the COVID-19 pandemic, largely offset by lower acquisition costs and higher annual fees, and
•lower asset management, administration and commissions due to a lower volume of annuity sales offset by a higher level of investment assets, offset by
•higher net mortgage production revenue reflecting higher mortgage production volumes and margins; the prior year included gains on the sales of certain mortgage loans.
Refer to Note 15 for further information regarding changes in the value of the MSR asset and related hedges, and mortgage fees and related income.
Noninterest expense was $28.0 billion, relatively flat, reflecting:
•lower marketing expense as a result of lower investments in marketing campaigns and lower travel-related benefits, and
•lower structural expenses,
offset by
•investments in the business, higher volume-related compensation, and higher depreciation on auto lease assets.
The provision for credit losses was $12.3 billion, an increase of $7.4 billion from the prior year, driven by:
•additions to the allowance for credit losses as a result of the impact of the COVID-19 pandemic, consisting of: $6.6 billion for Card, $649 million for CBB, and $560 million for Auto, partially offset by
•lower net charge-offs largely in Card, reflecting lower charge-offs and higher recoveries primarily benefiting from payment assistance and government stimulus.
The prior year included a $300 million net reduction in the
allowance for credit losses.
Refer to Credit and Investment Risk Management on pages 110–134 and Allowance for Credit Losses on pages 132-133 for further discussions of the credit portfolios and the allowance for credit losses.

68	JPMorgan Chase & Co./2020 Form 10-K

Selected metrics
As of or for the year ended December 31,
(in millions, except headcount)	2020		2019	2018
Selected balance sheet data (period-end)
Total assets	$496,705		$541,367	$560,177
Loans:
Consumer & Business Banking	48,810	(d)	29,585	28,450
Home Lending(a)(b)	182,121		213,445	247,721
Card	144,216		168,924	156,632
Auto	66,432		61,522	63,573
Total loans	441,579		473,476	496,376
Deposits	958,706		723,418	684,124
Equity	52,000		52,000	51,000
Selected balance sheet data (average)
Total assets	$501,584		$543,127	$548,637
Loans:
Consumer & Business Banking	43,064		28,859	27,890
Home Lending(a)(c)	197,148		230,662	250,373
Card	146,633		156,325	145,652
Auto	61,476		61,862	64,675
Total loans	448,321		477,708	488,590
Deposits	851,390		698,378	675,537
Equity	52,000		52,000	51,000

Headcount	122,894		125,756	127,826
In the first quarter of 2020, the Merchant Services business was realigned from CCB to CIB as part of the Firm’s Wholesale Payments business. In the fourth quarter of 2020, payment processing-only clients along with the associated revenue and expenses were realigned to CIB’s Wholesale Payments business from CCB and CB. Prior-period amounts have been revised to conform with the current presentation, including a decrease to period-end assets of $6.6 billion and $6.2 billion and headcount of 4,022 and 4,092, as of December 31, 2019 and 2018, respectively.
In the fourth quarter of 2020, the Firm realigned certain wealth management clients from AWM to CCB. Prior-period amounts have been revised to conform with the current presentation, including an increase to headcount of 2,641 and 2,400 as of December 31, 2019 and 2018, respectively.
(a)In the third quarter of 2020, the Firm reclassified certain fair value option elected lending-related positions from trading assets to loans. Prior-period amounts have been revised to conform with the current presentation.
(b)At December 31, 2020, 2019 and 2018, Home Lending loans held-for-sale and loans at fair value were $9.7 billion, $16.6 billion and $7.9 billion, respectively.
(c)Average Home Lending loans held-for sale and loans at fair value were $11.1 billion, $14.1 billion and $9.0 billion, respectively, for the years ended December 31, 2020, 2019 and 2018.
(d)At December 31, 2020 included $19.2 billion of loans in Business Banking under the PPP. Refer to Credit Portfolio on pages 112-113 for a further discussion of the PPP.

Selected metrics
As of or for the year ended December 31,
(in millions, except ratio data)	2020		2019	2018
Credit data and quality statistics
Nonaccrual loans(a)(b)(c)	$5,675	(f)	$3,027	$3,349

Net charge-offs/(recoveries)
Consumer & Business Banking	263		298	246
Home Lending	(169)		(98)	(294)
Card	4,286		4,848	4,518
Auto	123		206	243
Total net charge-offs/(recoveries)	$4,503		$5,254	$4,713

Net charge-off/(recovery) rate
Consumer & Business Banking	0.61%	(g)	1.03%	0.88%
Home Lending	(0.09)		(0.05)	(0.12)
Card	2.93		3.10	3.10
Auto	0.20		0.33	0.38
Total net charge-off/(recovery) rate	1.03%		1.13%	0.98%

30+ day delinquency rate
Home Lending(d)(e)	1.15%	(h)	1.58%	1.63%
Card	1.68	(h)	1.87	1.83
Auto	0.69	(h)	0.94	0.93

90+ day delinquency rate - Card	0.92%	(h)	0.95%	0.92%

Allowance for loan losses
Consumer & Business Banking	$1,372		$750	$796
Home Lending	1,813		1,890	2,791
Card	17,800		5,683	5,184
Auto	1,042		465	464
Total allowance for loan losses	$22,027		$8,788	$9,235
Effective January 1, 2020, the Firm adopted the CECL accounting guidance. The adoption resulted in a change in the accounting for PCI loans, which are considered purchased credit deteriorated (“PCD”) loans under CECL. Refer to Note 1 for further information.
In the fourth quarter of 2020, the Firm realigned certain wealth management clients from AWM to CCB. Prior-period amounts have been revised to conform with the current presentation.
(a)At December 31, 2020, nonaccrual loans included $1.6 billion of PCD loans. Prior to the adoption of CECL, nonaccrual loans excluded PCI loans as the Firm recognized interest income on each pool of PCI loans as each of the pools was performing.
(b)At December 31, 2020, 2019 and 2018, nonaccrual loans excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $558 million, $963 million and $2.6 billion, respectively. These amounts have been excluded based upon the government guarantee. Prior-period amounts of mortgage loans 90 or more days past due and insured by U.S. government agencies excluded from nonaccrual loans have been revised to conform with the current presentation; refer to footnote (c) for additional information.
(c)In the third quarter of 2020, the Firm reclassified certain fair value option elected lending-related positions from trading assets to loans. Prior-period amounts have been revised to conform with the current presentation.
(d)At December 31, 2020, the 30+ day delinquency rates included PCD loans. The rates prior to January 1, 2020 were revised to include the impact of PCI loans.
(e)At December 31, 2020, 2019 and 2018, excluded mortgage loans insured by U.S. government agencies of $744 million, $1.7 billion and $4.1 billion, respectively, that are 30 or more days past due. These amounts have been excluded based upon the government guarantee. Prior-period amounts of mortgage loans 30 or more days past due and insured by U.S. government agencies excluded from 30+ day delinquency rate have been revised to conform with the current presentation; refer to footnote (c) for additional information.

JPMorgan Chase & Co./2020 Form 10-K	69

Management’s discussion and analysis
(f)Generally excludes loans under payment deferral programs offered in response to the COVID-19 pandemic. Refer to Consumer Credit Portfolio on pages 114-116 for further information on consumer payment assistance activity. Includes loans to customers that have exited COVID-19 payment deferral programs and are 90 or more days past due, predominantly all of which were also at least 150 days past due and therefore considered collateral-dependent. Collateral-dependent loans are charged down to the lower of amortized cost or fair value of the underlying collateral less costs to sell.
(g)At December 31, 2020, included $19.2 billion of loans in Business Banking under the PPP. Given that PPP loans are guaranteed by the SBA, the Firm does not expect to realize material credit losses on these loans. Refer to Credit Portfolio on pages 112-113 for a further discussion of the PPP.
(h)At December 31, 2020, the principal balance of loans in Home Lending, Card and Auto under payment deferral programs offered in response to the COVID-19 pandemic were $9.1 billion, $264 million and $376 million, respectively. Loans that are performing according to their modified terms are generally not considered delinquent. Refer to Consumer Credit Portfolio on pages 114-116 for further information on consumer payment assistance activity.

Selected metrics
As of or for the year ended December 31,
(in billions, except ratios and where otherwise noted)	2020			2019		2018
Business Metrics
CCB households (in millions)	63.4			62.6		61.7
Number of branches	4,908			4,976		5,036
Active digital customers (in thousands)(a)	55,274			52,453		49,254
Active mobile customers (in thousands)(b)	40,899			37,315		33,260
Debit and credit card sales volume	$1,081.2			$1,114.4		$1,016.9

Consumer & Business Banking
Average deposits	$832.5			$683.7		$661.7
Deposit margin	1.58%			2.48%		2.38%
Business banking origination volume	$26.6		(f)	$6.6		$6.7
Client investment assets	590.2			501.4		399.7
Number of client advisors	4,417			4,196		3,929

Home Lending
Mortgage origination volume by channel
Retail	$72.9			$51.0		$38.3
Correspondent	40.9			54.2		41.1
Total mortgage origination volume(c)	$113.8			$105.2		$79.4
Total loans serviced (period-end)	$626.3			$761.4		$789.8
Third-party mortgage loans serviced (period-end)	447.3			520.8		519.6
MSR carrying value (period-end)	3.3			4.7		6.1
Ratio of MSR carrying value (period-end) to third-party mortgage loans serviced (period-end)	0.74%			0.90%		1.17%
MSR revenue multiple(d)	2.55	x		2.65	x	3.34x

Credit Card
Credit card sales volume, excluding commercial card	$702.7			$762.8		$692.4
New accounts opened (in millions)	5.4			$7.8		7.8
Net revenue rate(e)	10.92%			10.48%		10.17%

Auto
Loan and lease origination volume	$38.4			$34.0		$31.8
Average auto operating lease assets	22.0			21.6		18.8
In the fourth quarter of 2020, the Firm realigned certain wealth management clients from AWM to CCB. Prior-period amounts have been revised to conform with the current presentation, including an increase to client investment assets of $143.3 billion and $117.3 billion as of December 31, 2019 and 2018, respectively.
(a)Users of all web and/or mobile platforms who have logged in within the past 90 days.
(b)Users of all mobile platforms who have logged in within the past 90 days.
(c)Firmwide mortgage origination volume was $133.4 billion, $115.9 billion and $86.9 billion for the years ended December 31, 2020, 2019 and 2018, respectively.
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
(f)Included $21.9 billion of origination volume under the PPP for the year ended December 31, 2020. Refer to Credit Portfolio on pages 112-113 for a further discussion of the PPP.

70	JPMorgan Chase & Co./2020 Form 10-K

CORPORATE & INVESTMENT BANK

The Corporate & Investment Bank, which consists of Banking and Markets & Securities Services, offers a broad suite of investment banking, market-making, prime brokerage, and treasury and securities products and services to a global client base of corporations, investors, financial institutions, merchants, government and municipal entities. Banking offers a full range of investment banking products and services in all major capital markets, including advising on corporate strategy and structure, capital-raising in equity and debt markets, as well as loan origination and syndication. Banking also includes Wholesale Payments, which provides payments services enabling clients to manage payments and receipts globally, and cross-border financing. Markets & Securities Services includes Markets, a global market-maker across products, including cash and derivative instruments, which also offers sophisticated risk management solutions, prime brokerage, and research. Markets & Securities Services also includes Securities Services, a leading global custodian which provides custody, fund accounting and administration, and securities lending products principally for asset managers, insurance companies and public and private investment funds.

Selected income statement data
Year ended December 31,
(in millions)	2020	2019	2018
Revenue
Investment banking fees	$9,477	$7,575	$7,473
Principal transactions	17,560	14,399	12,262
Lending- and deposit-related fees(a)	2,070	1,668	1,633
Asset management, administration and commissions(a)	4,721	4,400	4,361
All other income	1,292	2,018	2,125
Noninterest revenue	35,120	30,060	27,854
Net interest income	14,164	9,205	9,528
Total net revenue(b)	49,284	39,265	37,382

Provision for credit losses	2,726	277	(60)

Noninterest expense
Compensation expense	11,612	11,180	10,776
Noncompensation expense	11,926	11,264	11,100
Total noninterest expense	23,538	22,444	21,876
Income before income tax expense	23,020	16,544	15,566
Income tax expense	5,926	4,590	3,767
Net income	$17,094	$11,954	$11,799
In the first quarter of 2020, the Merchant Services business was realigned from CCB to CIB as part of the Firm’s Wholesale Payments business. In the fourth quarter of 2020, payment processing-only clients along with the associated revenue and expenses were realigned to CIB’s Wholesale Payments business from CCB and CB. Prior-period amounts have been revised to conform with the current presentation.
(a) In the first quarter of 2020, the Firm reclassified certain fees from asset management, administration and commissions to lending- and deposit-related fees. Prior-period amounts have been revised to conform with the current presentation.
(b) Includes tax-equivalent adjustments, predominantly due to income tax credits related to alternative energy investments; income tax credits and amortization of the cost of investments in affordable housing projects; and tax-exempt income from municipal bonds of $2.8 billion, $2.3 billion and $1.7 billion for the years ended December 31, 2020, 2019 and 2018, respectively.

Selected income statement data
Year ended December 31,
(in millions, except ratios)	2020	2019	2018
Financial ratios
Return on equity	20%	14%	16%
Overhead ratio	48	57	59
Compensation expense as percentage of total net revenue	24	28	29
Revenue by business
Investment Banking	$8,871	$7,215	$6,987
Wholesale Payments	5,560	5,842	5,930
Lending	1,146	1,021	999
Total Banking	15,577	14,078	13,916
Fixed Income Markets	20,878	14,418	12,706
Equity Markets	8,605	6,494	6,888
Securities Services	4,253	4,154	4,245
Credit Adjustments & Other(a)	(29)	121	(373)
Total Markets & Securities Services	33,707	25,187	23,466
Total net revenue	$49,284	$39,265	$37,382
In the first quarter of 2020, the Merchant Services business was realigned from CCB to CIB as part of the Firm’s Wholesale Payments business. In the fourth quarter of 2020, payment processing-only clients along with the associated revenue and expenses were realigned to CIB’s Wholesale Payments business from CCB and CB. Prior-period amounts have been revised to conform with the current presentation.
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

JPMorgan Chase & Co./2020 Form 10-K	71

Management’s discussion and analysis
2020 compared with 2019
Net income was $17.1 billion, up 43%.
Net revenue was $49.3 billion, up 26%.
Banking revenue was $15.6 billion, up 11%.
•Investment Banking revenue was $8.9 billion, up 23%, driven by higher Investment Banking fees, up 25%, reflecting higher equity and debt underwriting fees. The Firm maintained its #1 ranking for Global Investment Banking fees with overall share gains, according to Dealogic.
–Equity underwriting fees were $2.8 billion, up 66%, predominantly in follow-on offerings and convertible securities markets due to increased industry-wide fees.
–Debt underwriting fees were $4.4 billion, up 23%, driven by increased industry-wide fees and wallet share gains in investment grade and high yield bonds. The increased activity resulted in part from clients seeking liquidity in the first half of the year as a result of the COVID-19 pandemic.
–Advisory fees of $2.4 billion were flat, reflecting an increase in wallet share, despite a decrease in industry-wide fees.
•Wholesale Payments revenue was $5.6 billion, down 5%, driven by deposit margin compression and a reporting reclassification for certain expenses which are now reported as a reduction of revenue in Merchant Services, largely offset by higher deposit balances.
•Lending revenue was $1.1 billion, up 12%, predominantly driven by higher net interest income reflecting higher yields on new loans and higher loan balances, as well as higher loan commitment fees, largely offset by fair value losses on hedges of accrual loans.
Markets & Securities Services revenue was $33.7 billion, up 34%. Markets revenue was $29.5 billion, up 41%.
•Fixed Income Markets revenue was $20.9 billion, up 45%, driven by strong client activity across products primarily in Rates, Credit, Currencies & Emerging Markets, and Securitized Products.
•Equity Markets revenue was $8.6 billion, up 33%, driven by strong client activity across products.
•Securities Services revenue was $4.3 billion, up 2%, driven by deposit balance and fee growth largely offset by deposit margin compression.
The provision for credit losses was $2.7 billion, compared with $277 million in the prior year. The increase was driven by net additions to the allowance for credit losses as a result of the impact of the COVID-19 pandemic across multiple industries.
Noninterest expense was $23.5 billion, up 5%, driven by higher volume- and revenue-related expense and legal expense.

72	JPMorgan Chase & Co./2020 Form 10-K

Selected metrics
As of or for the year ended December 31, (in millions, except headcount)
	2020	2019	2018
Selected balance sheet data (period-end)
Assets	$1,097,219	$914,705	$909,292
Loans:
Loans retained(a)	133,296	121,733	129,389
Loans held-for-sale and loans at fair value(b)(c)	39,588	34,317	36,407
Total loans	172,884	156,050	165,796
Equity	80,000	80,000	70,000
Selected balance sheet data (average)
Assets	$1,122,939	$993,508	$930,126
Trading assets-debt and equity instruments(c)	422,237	376,182	321,280
Trading assets-derivative receivables	72,065	48,196	60,552
Loans:
Loans retained(a)	135,676	122,371	114,417
Loans held-for-sale and loans at fair value(b)(c)	33,792	32,884	30,317
Total loans	169,468	155,255	144,734
Equity	80,000	80,000	70,000

Headcount	61,733	60,013	58,572
In the first quarter of 2020, the Merchant Services business was realigned from CCB to CIB as part of the Firm’s Wholesale Payments business. In the fourth quarter of 2020, payment processing-only clients along with the associated revenue and expenses were realigned to CIB’s Wholesale Payments business from CCB and CB. Prior-period amounts have been revised to conform with the current presentation, including an increase to period-end assets of $6.6 billion and $6.2 billion and headcount of 4,022 and 4,092, as of December 31, 2019 and 2018, respectively.
(a)Loans retained includes credit portfolio loans, loans held by consolidated Firm-administered multi-seller conduits, trade finance loans, mortgage-related secured lending, other held-for-investment loans and overdrafts
(b)Loans held-for-sale and loans at fair value primarily reflect lending-related positions originated and purchased in CIB Markets, including loans held for securitization.
(c)In the third quarter of 2020, the Firm reclassified certain fair value option elected lending-related positions from trading assets to loans and other assets. Prior-period amounts have been revised to conform with the current presentation.

Selected metrics
As of or for the year ended December 31, (in millions, except ratios)
	2020	2019	2018
Credit data and quality statistics
Net charge-offs/(recoveries)	$370	$183	$93
Nonperforming assets:
Nonaccrual loans:
Nonaccrual loans retained(a)	1,008	308	443
Nonaccrual loans held-for-sale and loans at fair value(b)(c)	1,662	644	921
Total nonaccrual loans	2,670	952	1,364
Derivative receivables	56	30	60
Assets acquired in loan satisfactions	85	70	57
Total nonperforming assets	2,811	1,052	1,481
Allowance for credit losses:
Allowance for loan losses	2,366	1,202	1,199
Allowance for lending-related commitments	1,534	848	754
Total allowance for credit losses	3,900	2,050	1,953
Net charge-off/(recovery) rate(d)	0.27%	0.15%	0.08%
Allowance for loan losses to period-end loans retained	1.77	0.99	0.93
Allowance for loan losses to period-end loans retained, excluding trade finance and conduits(e)	2.54	1.31	1.24
Allowance for loan losses to nonaccrual loans retained(a)	235	390	271
Nonaccrual loans to total period-end loans(b)	1.54	0.61	0.82
(a)Allowance for loan losses of $278 million, $110 million and $174 million were held against these nonaccrual loans at December 31, 2020, 2019 and 2018, respectively.
(b)In the third quarter of 2020, the Firm reclassified certain fair value option elected lending-related positions from trading assets to loans. Prior-period amounts have been revised to conform with the current presentation.
(c)At December 31, 2020, 2019 and 2018, nonaccrual loans excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $316 million, $127 million and $155 million, respectively. These amounts have been excluded based upon the government guarantee.
(d)Loans held-for-sale and loans at fair value were excluded when calculating the net charge-off/(recovery) rate.
(e)Management uses allowance for loan losses to period-end loans retained, excluding trade finance and conduits, a non-GAAP financial measure, to provide a more meaningful assessment of CIB’s allowance coverage ratio.

JPMorgan Chase & Co./2020 Form 10-K	73

Management’s discussion and analysis

Investment banking fees
	Year ended December 31,
(in millions)	2020	2019	2018
Advisory	$2,368	$2,377	$2,509
Equity underwriting	2,758	1,666	1,684
Debt underwriting(a)	4,351	3,532	3,280
Total investment banking fees	$9,477	$7,575	$7,473
(a)Represents long-term debt and loan syndications.

League table results – wallet share
	2020		2019		2018
Year ended December 31,	Rank	Share	Rank	Share	Rank	Share
Based on fees(a)
M&A(b)
Global	# 2	9.3%	# 2	8.9%	# 2	8.6%
U.S.	2	9.7	2	9.2	2	8.8
Equity and equity-related(c)
Global	2	8.6	1	9.3	1	9.0
U.S.	2	11.1	2	13.2	1	12.3
Long-term debt(d)
Global	1	8.9	1	7.8	1	7.2
U.S.	1	12.8	1	12.0	1	11.4
Loan syndications
Global	1	11.1	1	10.1	1	10.1
U.S.	1	11.5	1	12.5	1	12.3
Global investment banking fees(e)	# 1	9.2%	# 1	8.9%	# 1	8.6%
(a)Source: Dealogic as of January 4, 2021. Reflects the ranking of revenue wallet and market share.
(b)Global M&A excludes any withdrawn transactions. U.S. M&A revenue wallet represents wallet from client parents based in the U.S.
(c)Global equity and equity-related ranking includes rights offerings and Chinese A-Shares.
(d)Long-term debt rankings include investment-grade, high-yield, supranationals, sovereigns, agencies, covered bonds, asset-backed securities (“ABS”) and mortgage-backed securities (“MBS”); and exclude money market, short-term debt, and U.S. municipal securities.
(e)Global investment banking fees exclude money market, short-term debt and shelf securities.
Markets revenue
The following table summarizes select income statement data for the Markets businesses. Markets consists of Fixed Income Markets and Equity Markets. Markets revenue comprises principal transactions, fees, commissions and other income, as well as net interest income. The Firm assesses its Markets business performance on a total revenue basis, as offsets may occur across revenue line items. For example, securities that generate net interest income may be risk-managed by derivatives that are recorded in principal transactions revenue. Refer to Notes 6 and 7 for a description of the composition of these income statement line items.
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

74	JPMorgan Chase & Co./2020 Form 10-K

For the periods presented below, the predominant source of principal transactions revenue was the amount recognized upon executing new transactions.

	2020			2019			2018
Year ended December 31, (in millions, except where otherwise noted)	Fixed Income Markets	Equity Markets	Total Markets	Fixed Income Markets	Equity Markets	Total Markets	Fixed Income Markets	Equity Markets	Total Markets
Principal transactions	$11,857	$6,087	$17,944	$8,786	$5,739	$14,525	$7,560	$5,566	$13,126
Lending- and deposit-related fees	226	10	236	198	7	205	197	6	203
Asset management, administration and commissions	411	2,087	2,498	407	1,775	2,182	410	1,794	2,204
All other income	493	(62)	431	872	8	880	952	22	974
Noninterest revenue	12,987	8,122	21,109	10,263	7,529	17,792	9,119	7,388	16,507
Net interest income	7,891	483	8,374	4,155	(1,035)	3,120	3,587	(500)	3,087
Total net revenue	$20,878	$8,605	$29,483	$14,418	$6,494	$20,912	$12,706	$6,888	$19,594
Loss days(a)	4			1			5
(a)Loss days represent the number of days for which CIB Markets, which consists of Fixed Income Markets and Equity Markets, posted losses to total net revenue. The loss days determined under this measure differ from the measure used to determine backtesting gains and losses. Daily backtesting gains and losses include positions in the Firm’s Risk Management value-at-risk (“VaR”) measure and exclude select components of total net revenue, which may more than offset backtesting gains or losses on a particular day. For more information on daily backtesting gains and losses, refer to the VaR discussion on pages 137–139.

Selected metrics
As of or for the year ended December 31, (in millions, except where otherwise noted)	2020	2019	2018
Assets under custody (“AUC”) by asset class (period-end) (in billions):
Fixed Income	$15,840	$13,498	$12,440
Equity	11,489	10,100	8,078
Other(a)	3,651	3,233	2,699
Total AUC	$30,980	$26,831	$23,217
Merchant processing volume (in billions)(b)	$1,597.3	$1,511.5	$1,366.1
Client deposits and other third party liabilities (average)(c)	$610,555	$464,795	$434,422
In the first quarter of 2020, the Merchant Services business was realigned from CCB to CIB as part of the Firm’s Wholesale Payments business. Prior-period amounts have been revised to conform with the current presentation.
(a)Consists of mutual funds, unit investment trusts, currencies, annuities, insurance contracts, options and other contracts.
(b)Represents total merchant processing volume across CIB, CCB and CB.
(c)Client deposits and other third-party liabilities pertain to the Wholesale Payments and Securities Services businesses.

JPMorgan Chase & Co./2020 Form 10-K	75

Management’s discussion and analysis

International metrics
As of or for the year ended December 31, (in millions, except where otherwise noted)	2020	2019(c)	2018(c)
Total net revenue(a)
Europe/Middle East/Africa	$13,872	$11,905	$12,422
Asia-Pacific	7,524	5,319	5,077
Latin America/Caribbean	1,931	1,543	1,473
Total international net revenue	23,327	18,767	18,972
North America	25,957	20,498	18,410
Total net revenue	$49,284	$39,265	$37,382

Loans retained (period-end)(a)
Europe/Middle East/Africa	$27,659	$26,067	$23,648
Asia-Pacific	12,802	14,759	17,101
Latin America/Caribbean	5,425	6,173	6,515
Total international loans	45,886	46,999	47,264
North America	87,410	74,734	82,125
Total loans retained	$133,296	$121,733	$129,389

Client deposits and other third-party liabilities (average)(b)
Europe/Middle East/Africa	$211,592	$174,477	$162,846
Asia-Pacific	124,145	90,364	82,867
Latin America/Caribbean	37,664	29,024	26,668
Total international	$373,401	$293,865	$272,381
North America	237,154	170,930	162,041
Total client deposits and other third-party liabilities	$610,555	$464,795	$434,422

AUC (period-end)(b) (in billions)
North America	$20,028	$16,855	$14,359
All other regions	10,952	9,976	8,858
Total AUC	$30,980	$26,831	$23,217
In the first quarter of 2020, the Merchant Services business was realigned from CCB to CIB as part of the Firm’s Wholesale Payments business. In the fourth quarter of 2020, payment processing-only clients along with the associated revenue and expenses were realigned to CIB’s Wholesale Payments business from CCB and CB. Prior-period amounts have been revised to conform with the current presentation.
(a)Total net revenue and loans retained (excluding loans held-for-sale and loans at fair value) are based on the location of the trading desk, booking location, or domicile of the client, as applicable.
(b)Client deposits and other third-party liabilities pertaining to the Wholesale Payments and Securities Services businesses, and AUC, are based on the domicile of the client.
(c)Prior-period amounts have been revised to conform with the current presentation.

76	JPMorgan Chase & Co./2020 Form 10-K

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
Corporate Client Banking covers large corporations.
Commercial Real Estate Banking covers investors, developers, and owners of multifamily, office, retail, industrial and affordable housing properties.

Selected income statement data
Year ended December 31, (in millions)	2020	2019	2018
Revenue
Lending- and deposit-related fees(a)	$1,187	$941	$896
All other income(a)	1,880	1,769	1,724
Noninterest revenue	3,067	2,710	2,620
Net interest income	6,246	6,554	6,716
Total net revenue(b)	9,313	9,264	9,336

Provision for credit losses	2,113	296	129

Noninterest expense
Compensation expense	1,854	1,785	1,694
Noncompensation expense	1,944	1,950	1,933
Total noninterest expense	3,798	3,735	3,627

Income before income tax expense	3,402	5,233	5,580
Income tax expense	824	1,275	1,316
Net income	$2,578	$3,958	$4,264
In the first quarter of 2020, the Merchant Services business was realigned from CCB to CIB as part of the Firm’s Wholesale Payments business. In conjunction with this realignment, treasury services product revenue has been renamed wholesale payments. In the fourth quarter of 2020, payment processing-only clients along with the associated revenue and expenses were realigned to CIB’s Wholesale Payments business from CCB and CB. Prior-period revenue and expense amounts have been revised to conform with the current presentation.
(a)In the first quarter of 2020, the Firm reclassified certain fees from asset management, administration and commissions (which are included in all other income) to lending and deposit-related fees. Prior period amounts have been revised to conform with the current period presentation.
(b)Total net revenue included tax-equivalent adjustments from income tax credits related to equity investments in designated community development entities and in entities established for rehabilitation of historic properties, as well as tax-exempt income related to municipal financing activities of $351 million, $460 million and $444 million for the years ended December 31, 2020, 2019 and 2018, respectively.
2020 compared with 2019
Net income was $2.6 billion, a decrease of 35%, driven by an increase in the provision for credit losses.
Net revenue was $9.3 billion, flat compared to the prior year. Net interest income was $6.2 billion, a decrease of 5%, driven by deposit margin compression, predominantly offset by higher deposit balances and lending revenue. Noninterest revenue was $3.1 billion, an increase of 13%, driven by higher deposit-related fees, particularly cash management fees, higher investment banking revenue, and a gain on a strategic investment. The increase was partially offset by a $56 million markdown of a held-for-sale position and lower card income, primarily due to lower volumes as a result of the COVID-19 pandemic.
Noninterest expense was $3.8 billion, an increase of 2%, driven by higher compensation expense.
The provision for credit losses was $2.1 billion, compared to $296 million in the prior year. The increase was driven by net additions to the allowance for credit losses as a result of the impact of the COVID-19 pandemic across multiple industries.

JPMorgan Chase & Co./2020 Form 10-K	77

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

Selected income statement data (continued)
Year ended December 31, (in millions, except ratios)	2020	2019	2018
Revenue by product
Lending	$4,396	$4,057	$4,049
Wholesale payments	3,715	4,200	4,351
Investment banking(a)	1,069	919	852
Other	133	88	84
Total Commercial Banking net revenue	$9,313	$9,264	$9,336

Investment banking revenue, gross(b)	$3,348	$2,744	$2,491

Revenue by client segment
Middle Market Banking	$3,640	$3,805	$3,797
Corporate Client Banking	3,203	3,119	3,119
Commercial Real Estate Banking	2,313	2,169	2,251
Other	157	171	169
Total Commercial Banking net revenue	$9,313	$9,264	$9,336

Financial ratios
Return on equity	11%	17%	20%
Overhead ratio	41	40	39
In the first quarter of 2020, the Merchant Services business was realigned from CCB to CIB as part of the Firm’s Wholesale Payments business. In conjunction with this realignment, treasury services product revenue has been renamed wholesale payments. In the fourth quarter of 2020, payment processing-only clients along with the associated revenue and expenses were realigned to CIB’s Wholesale Payments business from CCB and CB. Prior-period revenue and expense amounts have been revised to conform with the current presentation.
(a)Includes CB’s share of revenue from investment banking products sold to CB clients through the CIB.
(b)Refer to Business Segment Results page 65 for a discussion of revenue sharing.

Selected metrics
As of or for the year ended December 31, (in millions, except headcount)	2020		2019	2018
Selected balance sheet data (period-end)
Total assets	$228,932		$220,514	$220,229
Loans:
Loans retained	207,880		207,287	204,219
Loans held-for-sale and loans at fair value	2,245		1,009	1,978
Total loans	$210,125		$208,296	$206,197
Equity	22,000		22,000	20,000

Period-end loans by client segment
Middle Market Banking	$61,115	(a)	$54,188	$56,656
Corporate Client Banking	47,420		51,165	48,343
Commercial Real Estate Banking	101,146		101,951	100,088
Other	444		992	1,110
Total Commercial Banking loans	$210,125	(a)	$208,296	$206,197

Selected balance sheet data (average)
Total assets	$233,158		$218,896	$218,259
Loans:
Loans retained	217,767		206,837	204,243
Loans held-for-sale and loans at fair value	1,129		1,082	1,258
Total loans	$218,896		$207,919	$205,501
Client deposits and other third-party liabilities	237,825		172,734	170,901
Equity	22,000		22,000	20,000

Average loans by client segment
Middle Market Banking	$61,558		$55,690	$57,092
Corporate Client Banking	54,172		50,360	47,780
Commercial Real Estate Banking	102,479		100,884	99,243
Other	687		985	1,386
Total Commercial Banking loans	$218,896		$207,919	$205,501

Headcount	11,675		11,629	11,042
(a)At December 31, 2020, total loans included $6.6 billion of loans under the PPP, of which $6.4 billion were in Middle Market Banking. Refer to Credit Portfolio on pages 112-113 for a further discussion of the PPP.

78	JPMorgan Chase & Co./2020 Form 10-K

Selected metrics
As of or for the year ended December 31, (in millions, except ratios)	2020	2019	2018
Credit data and quality statistics
Net charge-offs/(recoveries)	$401	$160	$53
Nonperforming assets
Nonaccrual loans:
Nonaccrual loans retained(a)	1,286	498	511
Nonaccrual loans held-for-sale and loans at fair value	120	—	—
Total nonaccrual loans	1,406	498	511

Assets acquired in loan satisfactions	24	25	2
Total nonperforming assets	1,430	523	513
Allowance for credit losses:
Allowance for loan losses	3,335	2,780	2,682
Allowance for lending-related commitments	651	293	254
Total allowance for credit losses	3,986	3,073	2,936

Net charge-off/(recovery) rate(b)	0.18%	0.08%	0.03%
Allowance for loan losses to period-end loans retained	1.60	1.34	1.31
Allowance for loan losses to nonaccrual loans retained(a)	259	558	525
Nonaccrual loans to period-end total loans	0.67	0.24	0.25
(a)Allowance for loan losses of $273 million, $114 million and $92 million was held against nonaccrual loans retained at December 31, 2020, 2019 and 2018, respectively.
(b)Loans held-for-sale and loans at fair value were excluded when calculating the net charge-off/(recovery) rate.

JPMorgan Chase & Co./2020 Form 10-K	79

Management’s discussion and analysis

ASSET & WEALTH MANAGEMENT

Asset & Wealth Management, with client assets of $3.7 trillion, is a global leader in investment and wealth management.

Asset Management
Offers multi-asset investment management solutions across equities, fixed income, alternatives and money market funds to institutional and retail investors providing for a broad range of clients’ investment needs.

Wealth Management
Provides retirement products and services, brokerage, custody, trusts and estates, loans, mortgages, deposits and investment management to high net worth clients.

The majority of AWM’s client assets are in actively managed portfolios.

Selected income statement data
Year ended December 31, (in millions, except ratios and headcount)	2020	2019	2018
Revenue
Asset management, administration and commissions	$10,610	$9,818	$9,808
All other income	212	418	244
Noninterest revenue	10,822	10,236	10,052
Net interest income	3,418	3,355	3,375
Total net revenue	14,240	13,591	13,427

Provision for credit losses	263	59	52

Noninterest expense
Compensation expense	4,959	5,028	4,888
Noncompensation expense	4,998	4,719	4,687
Total noninterest expense	9,957	9,747	9,575

Income before income tax expense	4,020	3,785	3,800
Income tax expense	1,028	918	855
Net income	$2,992	$2,867	$2,945

Revenue by line of business
Asset Management	$7,654	$7,254	$7,163
Wealth Management	6,586	6,337	6,264
Total net revenue	$14,240	$13,591	$13,427

Financial ratios
Return on common equity	28%	26%	32%
Overhead ratio	70	72	71
Pre-tax margin ratio:
Asset Management	29	26	26
Wealth Management	27	30	30
Asset & Wealth Management	28	28	28
In the fourth quarter of 2020, the Firm realigned certain wealth management clients from AWM to CCB. Prior-period amounts have been revised to conform with the current presentation, including a decrease to net revenue of $725 million and $649 million for the years ended December 31, 2019 and 2018, respectively. Effective in the first quarter of 2021, the Wealth Management business was renamed Global Private Bank.
2020 compared with 2019
Net income was $3.0 billion, an increase of 4%.
Net revenue was $14.2 billion, an increase of 5%. Net interest income was $3.4 billion, up 2%, driven by higher deposit and loan balances as well as loan margin expansion, offset by deposit margin compression. Noninterest revenue was $10.8 billion, up 6%, predominantly driven by higher asset management fees as a result of net inflows into liquidity and long term products, higher performance fees and increased brokerage commissions on higher client-driven volume, partially offset by lower net investment valuation gains.
Revenue from Asset Management was $7.7 billion, up 6%, predominantly driven by higher asset management fees as a result of net inflows into liquidity products as well as higher performance fees, partially offset by lower net investment valuation gains.
Revenue from Wealth Management was $6.6 billion, up 4%, predominantly driven by higher deposit and loan balances, increased brokerage commissions and asset management fees, largely offset by deposit margin compression.
The provision for credit losses was $263 million, driven by additions to the allowance for credit losses, predominantly as a result of the impact of the COVID-19 pandemic.
Noninterest expense was $10.0 billion, an increase of 2%, driven by legal expense, volume- and revenue-related expense as well as investments in the business, partially offset by lower structural expense.

80	JPMorgan Chase & Co./2020 Form 10-K

AWM’s client segments consist of the following:
Private Banking clients include high- and ultra-high-net-worth individuals, families, money managers and business owners.
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

Selected metrics
As of or for the year ended December 31, (in millions, except ranking data and ratios)	2020	2019	2018
% of JPM mutual fund assets rated as 4- or 5-star(a)	55%	61%	58%
% of JPM mutual fund assets ranked in 1st or 2nd quartile:(b)
1 year	55	59	68
3 years	69	77	73
5 years	68	75	85

Selected balance sheet data (period-end)(c)
Total assets	$203,384	$173,175	$161,047
Loans	186,608	158,149	145,794
Deposits	198,755	142,740	133,276
Equity	10,500	10,500	9,000

Selected balance sheet data (average)(c)
Total assets	$181,432	$161,863	$151,632
Loans	166,311	147,404	136,929
Deposits	161,955	135,265	132,123
Equity	10,500	10,500	9,000

Headcount	20,683	21,550	21,520

Number of Wealth Management client advisors	2,462	2,419	2,385

Credit data and quality statistics(c)
Net charge-offs/(recoveries)	$(14)	$29	$—
Nonaccrual loans	785	115	263
Allowance for credit losses:
Allowance for loan losses	598	350	326
Allowance for lending-related commitments	38	19	16
Total allowance for credit losses	636	369	342
Net charge-off/(recovery) rate	(0.01)%	0.02%	—%
Allowance for loan losses to period-end loans	0.32	0.22	0.22
Allowance for loan losses to nonaccrual loans	76	304	124
Nonaccrual loans to period-end loans	0.42	0.07	0.18
In the fourth quarter of 2020, the Firm realigned certain wealth management clients from AWM to CCB. Prior-period amounts have been revised to conform with the current presentation, including a decrease to headcount of 2,641 and 2,400 as of December 31, 2019 and 2018, respectively.
(a)Represents the Nomura “star rating” for Japan domiciled funds and Morningstar for all other domiciled funds. Includes only Asset Management retail open-ended mutual funds that have a rating. Excludes money market funds, Undiscovered Managers Fund, and Brazil domiciled funds.
(b)Quartile ranking sourced from Lipper, Morningstar and Nomura based on country of domicile. Includes only Asset Management retail open-ended mutual funds that are ranked by the aforementioned sources. Excludes money market funds, Undiscovered Managers Fund, and Brazil domiciled funds.
(c)Loans, deposits and related credit data and quality statistics relate to the Wealth Management business.

JPMorgan Chase & Co./2020 Form 10-K	81

Management’s discussion and analysis
Client assets
2020 compared with 2019
Client assets were $3.7 trillion, an increase of 18%. Assets under management were $2.7 trillion, an increase of 17% driven by the impact of higher market levels and net inflows into both long-term and liquidity products.

Client assets
December 31, (in billions)	2020	2019	2018
Assets by asset class
Liquidity	$641	$539	$477
Fixed income	671	591	455
Equity	595	463	376
Multi-asset	656	596	515
Alternatives	153	139	135
Total assets under management	2,716	2,328	1,958
Custody/brokerage/ administration/deposits	936	761	661
Total client assets	$3,652	$3,089	$2,619

Assets by client segment
Private Banking	$689	$628	$518
Institutional	1,273	1,081	930
Retail	754	619	510
Total assets under management	$2,716	$2,328	$1,958

Private Banking	$1,581	$1,359	$1,155
Institutional	1,311	1,106	950
Retail	760	624	514
Total client assets	$3,652	$3,089	$2,619

Client assets (continued)
Year ended December 31, (in billions)	2020	2019	2018
Assets under management rollforward
Beginning balance	$2,328	$1,958	$2,010
Net asset flows:
Liquidity	104	61	30
Fixed income	48	104	(4)
Equity	33	(11)	—
Multi-asset	5	2	17
Alternatives	6	2	5
Market/performance/other impacts	192	212	(100)
Ending balance, December 31	$2,716	$2,328	$1,958

Client assets rollforward
Beginning balance	$3,089	$2,619	$2,685
Net asset flows	276	176	74
Market/performance/other impacts	287	294	(140)
Ending balance, December 31	$3,652	$3,089	$2,619
In the fourth quarter of 2020, the Firm realigned certain wealth management clients from AWM to CCB. Prior-period amounts have been revised to conform with the current presentation, including a decrease to client assets of $137 billion and $114 billion as of December 31, 2019 and 2018, respectively.

International metrics
Year ended December 31, (in billions, except where otherwise noted)	2020	2019	2018
Total net revenue (in millions)(a)
Europe/Middle East/Africa(b)	$2,956	$2,869	$2,850
Asia-Pacific(b)	1,665	1,509	1,538
Latin America/Caribbean(b)	782	724	755
Total international net revenue	5,403	5,102	5,143

North America	8,837	8,489	8,284
Total net revenue	$14,240	$13,591	$13,427

Assets under management
Europe/Middle East/Africa(b)	$517	$428	$366
Asia-Pacific(b)	224	192	163
Latin America/Caribbean(b)	70	62	51
Total international assets under management	811	682	580

North America	1,905	1,646	1,378
Total assets under management	$2,716	$2,328	$1,958

Client assets
Europe/Middle East/Africa(b)	$622	$520	$440
Asia-Pacific(b)	330	272	226
Latin America/Caribbean(b)	166	147	125
Total international client assets	1,118	939	791

North America	2,534	2,150	1,828
Total client assets	$3,652	$3,089	$2,619
In the fourth quarter of 2020, the Firm realigned certain wealth management clients from AWM to CCB. Prior-period amounts have been revised to conform with the current presentation, including a decrease to net revenue of $725 million and $649 million for the years ended December 31, 2019 and 2018, respectively, and client assets of $137 billion and $114 billion as of December 31, 2019 and 2018, respectively.
(a)Regional revenue is based on the domicile of the client.
(b)The prior period amounts have been revised to conform with the current period presentation.

82	JPMorgan Chase & Co./2020 Form 10-K

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

Selected income statement and balance sheet data
Year ended December 31, (in millions, except headcount)	2020	2019	2018
Revenue
Principal transactions	$245	$(461)	$(426)
Investment securities gains/(losses)	795	258	(395)
All other income	159	89	558
Noninterest revenue	1,199	(114)	(263)
Net interest income	(2,375)	1,325	135
Total net revenue(a)	(1,176)	1,211	(128)

Provision for credit losses	66	(1)	(4)

Noninterest expense	1,373	1,067	902
Income/(loss) before income tax expense/(benefit)	(2,615)	145	(1,026)
Income tax expense/(benefit)	(865)	(966)	215
Net income/(loss)	$(1,750)	$1,111	$(1,241)
Total net revenue
Treasury and CIO	(1,368)	2,032	510
Other Corporate	192	(821)	(638)
Total net revenue	$(1,176)	$1,211	$(128)
Net income/(loss)
Treasury and CIO	(1,403)	1,394	(69)
Other Corporate	(347)	(283)	(1,172)
Total net income/(loss)	$(1,750)	$1,111	$(1,241)

Total assets (period-end)	$1,359,831	$837,618	$771,787
Loans (period-end)	1,657	1,649	1,597
Headcount	38,366	38,033	37,145
(a)Included tax-equivalent adjustments, driven by tax-exempt income from municipal bonds, of $241 million, $314 million and $382 million for the years ended December 31, 2020, 2019 and 2018, respectively.

2020 compared with 2019
Net income was a loss of $1.8 billion compared with income of $1.1 billion in the prior year.
Net revenue was a loss of $1.2 billion, compared with revenue of $1.2 billion in the prior year, driven by lower net interest income partially offset by higher noninterest revenue. The decrease in net interest income was predominantly driven by lower rates, including the impact of faster prepayments on mortgage-backed securities, as well as limited opportunities to deploy funds in response to significant deposit growth across the LOBs.
Noninterest revenue increased reflecting higher net valuations on certain legacy equity investments and higher net investment securities gains due to the repositioning of the investment securities portfolio.
Noninterest expense of $1.4 billion was up $305 million driven by an impairment on a legacy investment.
The provision for credit losses relates to the HTM portfolio, which became subject to the CECL accounting guidance beginning on January 1, 2020.
Refer to Note 10 and Note 13 for additional information on the investment securities portfolio and the allowance for credit losses.
The current period income tax benefit was predominantly driven by a lower level of pre-tax income and changes in the level and mix of income and expenses subject to U.S. federal, and state and local taxes. The prior period included $1.1 billion of tax benefits related to the resolution of certain tax audits.

JPMorgan Chase & Co./2020 Form 10-K	83

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
Treasury and CIO seek to achieve the Firm’s asset-liability management objectives generally by investing in high-quality securities that are managed for the longer-term as part of the Firm’s investment securities portfolio. Treasury and CIO also use derivatives to meet the Firm’s asset-liability management objectives. Refer to Note 5 for further information on derivatives. In addition, Treasury and CIO manage the Firm’s cash position primarily through deposits at central banks and investments in short-term instruments. Refer to Liquidity Risk Management on pages 102–108 for further information on liquidity and funding risk. Refer to Market Risk Management on pages 135–142 for information on interest rate, foreign exchange and other risks.
The investment securities portfolio primarily consists of U.S. GSE and government agency and nonagency mortgage-backed securities, U.S. and non-U.S. government securities, obligations of U.S. states and municipalities, other ABS and corporate debt securities. At December 31, 2020, the investment securities portfolio was $587.9 billion, and the average credit rating of the securities comprising the portfolio was AA+ (based upon external ratings where available and, where not available, based primarily upon internal risk ratings). Refer to Note 10 for further information on the Firm’s investment securities portfolio and internal risk ratings.

Selected income statement and balance sheet data
As of or for the year ended December 31, (in millions)	2020	2019	2018
Investment securities gains/(losses)	$795	$258	$(395)
Available-for-sale securities (average)	$413,367	$283,205	$203,449
Held-to-maturity securities (average)	94,569	34,939	31,747
Investment securities portfolio (average)	$507,936	$318,144	$235,196
Available-for-sale securities (period-end)	$386,065	$348,876	$228,681
Held-to-maturity securities, net of allowance for credit losses (period–end)(a)(b)	201,821	47,540	31,434
Investment securities portfolio, net of allowance for credit losses (period–end)(a)	$587,886	$396,416	$260,115
(a)At December 31, 2020, the allowance for credit losses on HTM securities was $78 million.
(b)During 2020, the Firm transferred $164.2 billion of investment securities from AFS to HTM for capital management purposes.
Refer to Note 10 for further information.

84	JPMorgan Chase & Co./2020 Form 10-K

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
The Firm believes that effective risk management requires, among other things:
•Acceptance of responsibility, including identification and escalation of risks by all individuals within the Firm;
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
Types of Risks are categories by which risks manifest themselves. Risks are generally categorized in the following four risk types:
•Strategic risk is the risk to earnings, capital, liquidity or reputation associated with poorly designed or failed business plans or inadequate response to changes in the operating environment.
•Credit and investment risk is the risk associated with the default or change in credit profile of a client, counterparty or customer; or loss of principal or a reduction in expected returns on investments, including consumer credit risk, wholesale credit risk, and investment portfolio risk.
•Market risk is the risk associated with the effect of changes in market factors, such as interest and foreign exchange rates, equity and commodity prices, credit spreads or implied volatilities, on the value of assets and liabilities held for both the short and long term.
•Operational risk is the risk associated with an adverse outcome resulting from inadequate or failed internal processes or systems; human factors; or external events impacting the Firm’s processes or systems. It includes compliance, conduct, legal, and estimations and model risk.
Impacts of Risks are consequences of risks, both quantitative and qualitative. There may be many consequences of risks manifesting, including quantitative impacts such as a reduction in earnings and capital, liquidity outflows, and fines or penalties, or qualitative impacts such as reputation damage, loss of clients and customers, and regulatory and enforcement actions.
The Firm’s risk governance and oversight framework is managed on a Firmwide basis. The Firm has an Independent Risk Management (“IRM”) function, which consists of the Risk Management and Compliance organizations. The Chief Executive Officer (“CEO”) appoints, subject to approval by the Risk Committee of the Board (“Board Risk Committee”), the Firm’s Chief Risk Officer (“CRO”) to lead the IRM organization and manage the risk governance structure of the Firm. The framework is subject to approval by the Board Risk Committee in the form of the Risk Governance and Oversight Policy. The Firm’s CRO oversees and delegates authorities to LOB CROs, Firmwide Risk Executives (“FREs”), and the Firm’s Chief Compliance Officer (“CCO”), who each establish Risk Management and Compliance organizations, set the Firm’s risk governance policies and standards, and define and oversee the implementation of the Firm’s risk governance. The LOB CROs are responsible for risks that arise in their LOBs, while FREs oversee risk areas that span across the individual LOBs, functions and regions.
Three lines of defense
The Firm relies upon each of its LOBs and Corporate areas giving rise to risk to operate within the parameters identified by the IRM function, and within its own management-identified risk and control standards. Each LOB and Treasury & CIO, including their aligned Operations, Technology and Control Management, are the Firm’s “first line of defense” and own the identification of risks, as well as the design and execution of controls to manage those risks. The first line of defense is responsible for adherence to applicable laws, rules and regulations and for the implementation of the risk management structure (which may include policy, standards, limits, thresholds and controls) established by IRM.

JPMorgan Chase & Co./2020 Form 10-K	85

Management’s discussion and analysis
The IRM function is independent of the businesses and is the Firm’s “second line of defense.” The IRM function independently assesses and challenges the first line of defense risk management practices. IRM is also responsible for its own adherence to applicable laws, rules and regulations and for the implementation of policies and standards established by IRM with respect to its own processes.
Internal Audit is an independent function that provides objective assessment on the adequacy and effectiveness of Firmwide processes, controls, governance and risk management as the “third line of defense.” The Internal Audit Function is headed by the General Auditor, who reports to the Audit Committee and administratively to the CEO.
In addition, there are other functions that contribute to the Firmwide control environment but are not considered part of a particular line of defense, including Finance, Human Resources and Legal.
Risk identification and ownership
Each LOB and Corporate area owns the ongoing identification of risks, as well as the design and execution of controls, inclusive of IRM-specified controls, to manage those risks. To support this activity, the Firm has a formal Risk Identification framework designed to facilitate their responsibility to identify material risks inherent to the Firm, catalog them in a central repository and review the most material risks on a regular basis. The IRM function reviews and challenges the LOB and Corporate’s identified risks, maintains the central repository and provides the consolidated Firmwide results to the Firmwide Risk Committee (“FRC”) and Board Risk Committee.
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

86	JPMorgan Chase & Co./2020 Form 10-K

Risk governance and oversight structure
The independent status of the IRM function is supported by a governance structure that provides for escalation of risk issues to senior management, the FRC, and the Board of Directors, as appropriate.
The chart below illustrates the committees of the Board of Directors and key senior management-level committees in the Firm’s risk governance structure. In addition, there are other committees, forums and paths of escalation that support the oversight of risk which are not shown in the chart below or described in this Form 10-K.

Board of Directors
Board Risk Committee
Public Responsibility Committee
Compensation and Management Development Committee
Corporate Governance and Nominating Committee
Audit Committee
Operating Committee
Chief Executive Officer
Chief Risk Officer (c)
Chief Financial Officer
Line of Business CEOs and Select Business Heads (a)
General Counsel
Chief Information Officer
Head of Corporate Responsibility and Chairman of the Mid-Atlantic Region
Head of Human Resources
General Auditor (b) (ex-officio member)
Firmwide Risk Committee (c)
Asset and Liability Committee and Firmwide Valuation Governance Forum
Line of Business, Regional Risk Committees and Firmwide Control Committee
Internal Audit

(a) Includes the CEO for Consumer Lending, the CEO for Consumer Banking, and select Business Heads; the CEOs for Corporate & Investment Bank and Consumer & Community Banking are also the Firm's Co-Presidents and Co-Chief Operating Officers.

(b) The General Auditor reports to the Audit Committee and administratively to the CEO.

(c) The Firmwide Risk Committee escalates significant issues directly to the Board Risk Committee as appropriate. The CRO may also escalate directly to the Board Risk Committee.

The Firm’s Operating Committee, which consists of the Firm’s CEO, CRO, CFO, General Counsel, CEOs of the LOBs and other senior executives, is accountable to and may refer matters to the Firm’s Board of Directors. The Operating Committee is responsible for escalating to the Board the information necessary to facilitate the Board’s exercise of its duties.
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

JPMorgan Chase & Co./2020 Form 10-K	87

Management’s discussion and analysis
The Compensation & Management Development Committee (“CMDC”) assists the Board in its oversight of the Firm’s compensation principles and practices. The CMDC reviews and approves the Firm’s compensation and qualified benefits programs. The Committee reviews the performance of Operating Committee members against their goals, and approves their compensation awards. In addition, the CEO’s award is subject to ratification by the independent directors of the Board. The CMDC also reviews the development of and succession for key executives, and provides oversight of the Firm’s culture, including reviewing updates from management regarding significant conduct issues and any related employee actions, including compensation actions.
The Public Responsibility Committee assists the Board in its oversight of the Firm's positions and practices on public responsibility matters such as community investment, fair lending, sustainability, consumer practices and other public policy issues that reflect the Firm's values and character and could impact the Firm's reputation among its stakeholders. The Committee also provides guidance on these matters to management and the Board, as appropriate.
The Corporate Governance & Nominating Committee exercises general oversight with respect to the governance of the Board of Directors. It reviews the qualifications of and recommends to the Board of Directors proposed nominees for election to the Board. The Committee evaluates and recommends to the Board corporate governance practices applicable to the Firm. It also appraises the framework for assessing the Board’s performance and self-evaluation.
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
Line of Business and Corporate Function Control Committees oversee the operational risk and control environment of their respective business or function, inclusive of Operational Risk, Compliance and Conduct Risks. As part of that mandate, they are responsible for reviewing indicators of elevated or emerging risks and other data that may impact the level of operating risk in a business or function, addressing key operational risk issues, focusing on processes with control concerns and overseeing control remediation.
The Asset and Liability Committee (“ALCO”) is responsible for overseeing the Firm’s asset and liability management (“ALM”) activities and the management of liquidity risk, balance sheet, interest rate risk, and capital risk.
The Firmwide Valuation Governance Forum (“VGF”) is composed of senior finance and risk executives and is responsible for overseeing the management of risks arising from valuation activities conducted across the Firm.

88	JPMorgan Chase & Co./2020 Form 10-K

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
The following sections discuss the risk governance and oversight functions in place to manage the risks inherent in the Firms business activities.

Risk governance and oversight functions	Page
Strategic Risk	90
Capital risk	91-101
Liquidity risk	102-108
Reputation risk	109
Consumer Credit Risk	114-120
Wholesale credit risk	121-131
Investment portfolio risk	134
Market risk	135-142
Country risk	143-144
Operational risk	145-151
Compliance Risk	148
Conduct risk	149
Legal risk	150
Estimations and Model risk	151

JPMorgan Chase & Co./2020 Form 10-K	89

Management’s discussion and analysis

STRATEGIC RISK MANAGEMENT
Strategic risk is the risk to earnings, capital, liquidity or reputation associated with poorly designed or failed business plans or inadequate response to changes in the operating environment.
Management and oversight
The Operating Committee and the senior leadership of each LOB and Corporate are responsible for managing the Firm’s most significant strategic risks. Strategic risks are overseen by IRM through participation in relevant business reviews, LOB and Corporate senior management meetings, risk and control committees and other relevant governance forums and ongoing discussions. The Board of Directors oversees management’s strategic decisions, and the Board Risk Committee oversees IRM and the Firm’s risk management framework.
In the process of developing business plans and strategic initiatives, LOB and Corporate senior management identify the associated risks that are incorporated into the Firmwide Risk Identification process and monitored and assessed as part of the Firmwide Risk Appetite framework.
In addition, IRM conducts a qualitative assessment of the LOB and Corporate strategic initiatives to assess their impact on the risk profile of the Firm.
The Firm’s strategic planning process, which includes the development and execution of strategic initiatives, is one component of managing the Firm’s strategic risk. Guided by the Firm’s How We Do Business Principles (the “Principles”), the Operating Committee and senior management teams in each LOB and Corporate review and update the strategic plan periodically. The process includes evaluating the high-level strategic framework and performance against prior-year initiatives, assessing the operating environment, refining existing strategies and developing new strategies.
These strategic initiatives, along with IRM’s assessment, are incorporated in the Firm’s budget and provided to the Board for review.
The Firm’s balance sheet strategy, which focuses on risk-adjusted returns, strong capital and robust liquidity, is also a component in the management of strategic risk. Refer to Capital Risk Management on pages 91-101 for further information on capital risk. Refer to Liquidity Risk Management on pages 102–108 for further information on liquidity risk. Refer to Reputation Risk Management on page 109 for further information on reputation risk.

90	JPMorgan Chase & Co./2020 Form 10-K

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
Capital management oversight
The Firm has a Capital Management Oversight function whose primary objective is to provide independent oversight of capital risk across the Firm.
Capital Management Oversight’s responsibilities include:
•Defining, monitoring and reporting capital risk metrics;
•Establishing, calibrating and monitoring capital risk limits and indicators, including capital risk appetite;
•Developing a process to classify, monitor and report capital limit breaches; and
•Performing an independent assessment of the Firm’s capital management activities, including changes made to the Contingency Capital Plan described below.
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
The primary objectives of the Firm’s capital management are to:
•Maintain sufficient capital in order to continue to build and invest in the Firm’s businesses through the cycle and in stressed environments;
•Retain flexibility to take advantage of future investment opportunities;
•Promote the Firm’s ability to serve as a source of strength to its subsidiaries;
•Ensure the Firm operates above the minimum regulatory capital ratios as well as maintain “well-capitalized” status for the Firm and its insured depository institution (“IDI”) subsidiaries at all times under applicable regulatory capital requirements;
•Meet capital distribution objectives; and
•Maintain sufficient capital resources to operate throughout a resolution period in accordance with the Firm’s preferred resolution strategy.
The Firm addresses these objectives through establishing internal minimum capital requirements and a strong capital governance framework. The internal minimum capital levels consider the Firm’s regulatory capital requirements as well as an internal assessment of capital adequacy, in normal economic cycles and in stress events, when setting its minimum capital levels.
Capital management is intended to be flexible in order to react to a range of potential events.
The current capital governance framework requires regular monitoring of the Firm’s capital position and follows prescribed escalation protocols, both at the Firm and material legal entity levels.
Governance
Committees responsible for overseeing the Firm’s capital management include the Capital Governance Committee, the Treasurer Committee and the Firmwide ALCO. Oversight of capital management is governed through the CIO, Treasury and Corporate (“CTC”) Risk Committee. In addition, the Board Risk Committee periodically reviews the Firm’s capital risk tolerance. Refer to Firmwide Risk Management on pages 85-89 for additional discussion on the Board Risk Committee and the ALCO.
Capital planning and stress testing
Comprehensive Capital Analysis and Review
The Federal Reserve requires large BHCs, including the Firm, to submit at least annually a capital plan that has been reviewed and approved by the Board of Directors. The Federal Reserve uses CCAR and other stress testing processes to ensure that large BHCs have sufficient capital during periods of economic and financial stress, and have robust, forward-looking capital assessment and planning processes in place that address each BHC’s unique risks to enable it to absorb losses under certain stress scenarios. Through CCAR, the Federal Reserve evaluates each BHC’s capital adequacy and internal capital adequacy assessment processes (“ICAAP”), as well as its plans to make capital distributions, such as dividend payments or stock repurchases. The Federal Reserve uses results under the severely adverse scenario from its supervisory stress test to determine each firm’s SCB requirement for the coming

JPMorgan Chase & Co./2020 Form 10-K	91

Management’s discussion and analysis
year. Refer to Key Regulatory Developments on pages 93–94 for additional information.
On June 29, 2020, the Firm announced that it had completed the 2020 CCAR stress test process. On August 10, 2020, the Federal Reserve affirmed the Firm's SCB requirement of 3.3% and the Firm's minimum Standardized CET1 capital ratio of 11.3% (up from 10.5%). The SCB requirement became effective on October 1, 2020.
In June 2020, the Federal Reserve determined that changes in financial markets or the macroeconomic outlook due to the COVID-19 pandemic could have a material effect on a firm’s risk profile and financial condition and therefore required all large bank holding companies, including the Firm, to update and resubmit their capital plans by November 2, 2020. On December 18, 2020, the Federal Reserve released its results from the 2020 CCAR Round 2 stress test, which showed that large banks had strong levels of capital and announced that it would allow all large banks, including the Firm, to resume share repurchases commencing in the first quarter of 2021, subject to certain restrictions for at least the first quarter of 2021 given considerable economic uncertainty remained. The Federal Reserve has stated that due to uncertainty about future economic conditions and the ultimate path of the current recovery, the SCB will not be reset at this time. The Federal Reserve will notify firms by March 31, 2021 whether a revised SCB requirement based on the 2020 CCAR Round 2 stress test will be recalculated ahead of the 2021 annual CCAR assessment.
Refer to Capital actions on page 99 for information on actions taken by the Firm’s Board of Directors following the 2020 CCAR results.
Internal Capital Adequacy Assessment Process
Annually, the Firm prepares the ICAAP, which informs the Board of Directors of the ongoing assessment of the Firm’s processes for managing the sources and uses of capital as well as compliance with supervisory expectations for capital planning and capital adequacy. The Firm’s ICAAP integrates stress testing protocols with capital planning.
The CCAR and other stress testing processes assess the potential impact of alternative economic and business scenarios on the Firm’s earnings and capital. Economic scenarios, and the parameters underlying those scenarios, are defined centrally and applied uniformly across the businesses. These scenarios are articulated in terms of macroeconomic factors, which are key drivers of business results; global market shocks, which generate short-term but severe trading losses; and idiosyncratic operational risk events. The scenarios are intended to capture and stress key vulnerabilities and idiosyncratic risks facing the Firm. However, when defining a broad range of scenarios, actual events can be worse. Accordingly, management considers additional stresses outside these scenarios, as necessary. These results are reviewed by management and the Board of Directors.
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
Basel III Overview
The capital rules under Basel III establish minimum capital ratios and overall capital adequacy standards for large and internationally active U.S. BHCs and banks, including the Firm and its IDI subsidiaries, including JPMorgan Chase Bank, N.A. The minimum amount of regulatory capital that must be held by BHCs and banks is determined by calculating risk-weighted assets (“RWA”), which are on-balance sheet assets and off-balance sheet exposures, weighted according to risk. Two comprehensive approaches are prescribed for calculating RWA: a standardized approach (“Basel III Standardized”), and an advanced approach (“Basel III Advanced”). For each of the risk-based capital ratios, the capital adequacy of the Firm is evaluated against the lower of the Standardized or Advanced approaches compared to their respective minimum capital ratios.
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
Basel III also includes a requirement for Advanced Approach banking organizations, including the Firm, to

92	JPMorgan Chase & Co./2020 Form 10-K

calculate the SLR. Refer to SLR on page 98 for additional information.
COVID-19 Pandemic
The Firm has been impacted by market events as a result of the COVID-19 pandemic, but remains well-capitalized. However, the continuation or further deterioration of the current macroeconomic environment could result in impacts to the Firm’s capital and leverage.
Key Regulatory Developments
Current Expected Credit Losses. Effective January 1, 2020, the Firm adopted the Financial Instruments – Credit Losses guidance under U.S. GAAP. As permitted under the U.S. capital rules issued by the federal banking agencies in 2019, the Firm initially elected to phase-in the January 1, 2020 (“day 1”) CECL adoption impact to retained earnings of $2.7 billion to CET1 capital, at 25% per year in each of 2020 to 2023. As part of their response to the impact of the COVID-19 pandemic, on March 31, 2020, the federal banking agencies issued an interim final rule (issued as final on August 26, 2020) that provided the option to delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period (“CECL capital transition provisions”).
The final rule provides a uniform approach for estimating the effects of CECL compared to the legacy incurred loss model during the first two years of the transition period (the “day 2” transition amount), whereby the Firm may exclude from CET1 capital 25% of the change in the allowance for credit losses (excluding allowances on PCD loans). The cumulative day 2 transition amount as at December 31, 2021 that is not recognized in CET1 capital, as well as the $2.7 billion day 1 impact, will be phased into CET1 capital at 25% per year beginning January 1, 2022. The Firm has elected to apply the CECL capital transition provisions, and accordingly, for the year ended December 31, 2020, the capital metrics of the Firm exclude $5.7 billion, which is the $2.7 billion day 1 impact to retained earnings and 25% of the $12.2 billion increase in the allowance for credit losses (excluding allowances on PCD loans).
The impacts of the CECL capital transition provisions have also been incorporated into Tier 2 capital, adjusted average assets, and total leverage exposure. Refer to Note 1 for further information on the CECL accounting guidance.
Money Market Mutual Fund Liquidity Facility ("MMLF"). The Federal Reserve established the MMLF facility on March 18, 2020, authorized through at least March 31, 2021, to enhance the liquidity and functioning of money markets. Under the MMLF, the Federal Reserve Bank of Boston (“FRBB”) makes nonrecourse advances to participating financial institutions to purchase certain types of assets from eligible money market mutual fund clients. These assets, which are reflected in other assets on the Firm’s Consolidated balance sheets, are pledged to the FRBB as collateral. On March 23, 2020, the federal banking agencies issued an interim final rule (issued as final on
September 29, 2020) to neutralize the effects of purchasing assets through the program on risk-based and leverage-based capital ratios. As of December 31, 2020, the Firm excluded assets purchased from money market mutual fund clients pursuant to nonrecourse advances provided under the MMLF in the amount of $187 million from its RWA and $358 million from adjusted three month average assets and total leverage exposure.
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
On June 1, 2020, the Federal Reserve, OCC and FDIC issued an interim final rule that provides IDI subsidiaries with an option to apply this temporary exclusion subject to certain restrictions. As of December 31, 2020, JPMorgan Chase Bank, N.A. has not elected to apply this exclusion.
Paycheck Protection Program. On April 13, 2020, the federal banking agencies issued an interim final rule (issued as final on September 29, 2020) to neutralize the regulatory capital effects of participating in the PPP on risk-based capital ratios by applying a zero percent risk weight to loans originated under the program. Given that PPP loans are guaranteed by the SBA, the Firm does not expect to realize material credit losses on these loans. As of December 31, 2020, the Firm had approximately $27 billion of loans under the program.
The rule also provides that if a PPP loan is pledged as collateral for a non-recourse loan under the Federal Reserve’s Paycheck Protection Program Lending (“PPPL”) Facility, the PPP loan can be excluded from leverage-based capital ratios. As of December 31, 2020, the Firm had not participated in the PPPL Facility.
Refer to Regulatory Developments Relating to the COVID-19 Pandemic on pages 52-53 for additional information on regulatory actions and significant financing programs that the U.S. government and regulators have introduced to address the effects of the COVID-19 pandemic.
Stress Capital Buffer. On March 4, 2020, the Federal Reserve issued the final rule introducing the SCB framework for the Basel III Standardized approach that is designed to more closely integrate the results of the quantitative assessment in the annual CCAR with the ongoing minimum capital requirements for BHCs under the U.S. Basel III rules. The final rule replaces the fixed 2.5% CET1 capital conservation buffer in the Standardized approach with a dynamic institution-specific SCB. The final rule does not apply to the U.S. Basel III Advanced approach capital requirements. The SCB requirement for BHCs will be effective on October 1 of each year and is expected to remain in effect until September 30 of the following year.

JPMorgan Chase & Co./2020 Form 10-K	93

Management’s discussion and analysis
TLAC Holdings rule. On October 20, 2020, the federal banking agencies issued a final rule prescribing the regulatory capital treatment for holdings of TLAC debt instruments by certain large banking organizations, such as the Firm and JPMorgan Chase Bank, N.A. This rule expands the scope of the existing capital deductions rule around the holdings of capital instruments of financial institutions to also include TLAC debt instruments issued by systemically important banking organizations. The final rule will become effective on April 1, 2021 and is not expected to have a material impact on the Firm’s risk-based capital metrics.
Risk-based Capital Regulatory Minimums
The following chart presents the Firm’s Basel III minimum CET1 capital ratio under the Basel III rules currently in effect.
The Firm’s Basel III Standardized risk-based ratios are currently more binding than the Basel III Advanced risk-based ratios.
All banking institutions are currently required to have a minimum CET1 capital ratio of 4.5% of risk-weighted assets.
Certain banking organizations, including the Firm, are required to hold additional levels of capital to serve as a “capital conservation buffer”. The capital conservation buffer incorporates a global systemically important bank (“GSIB”) surcharge, a discretionary countercyclical capital buffer and a fixed capital conservation buffer of 2.5% for Advanced regulatory capital requirements and a variable SCB requirement, floored at 2.5%, for Standardized regulatory capital requirements.

Under the Federal Reserve’s GSIB rule, the Firm is required to assess its GSIB surcharge on an annual basis under two separately prescribed methods based on data for the previous fiscal year-end, and is subject to the higher of the two. The first (“Method 1”), reflects the GSIB surcharge as prescribed by the Basel Committee’s assessment methodology, and is calculated across five criteria: size, cross-jurisdictional activity, interconnectedness, complexity and substitutability. The second (“Method 2”), modifies the Method 1 requirements to include a measure of short-term wholesale funding in place of substitutability, and introduces a GSIB score “multiplication factor”.

94	JPMorgan Chase & Co./2020 Form 10-K

The following table presents the Firm’s effective GSIB surcharge for the years ended December 31, 2020 and 2019.

	2020	2019
Fully Phased-In:
Method 1	2.50%	2.50%
Method 2	3.50%	3.50%
The Firm’s effective regulatory minimum GSIB surcharge calculated under Method 2 remains unchanged at 3.5% for 2021. On November 11, 2020, the Financial Stability Board (“FSB”) released its annual GSIB list, which published the Firm’s Method 1 GSIB surcharge of 2.0% (down from 2.5%) effective January 1, 2021, based upon data as of December 31, 2019.
The Firm’s estimated Method 2 surcharge calculated using data as of December 31, 2020 is 4.0%. Accordingly, based on the GSIB rule currently in effect, the Firm’s effective regulatory minimum GSIB surcharge is expected to increase to 4.0% on January 1, 2023 unless the Firm’s Method 2 GSIB surcharge calculation based upon data as of December 31, 2021 is lower.
The U.S. federal regulatory capital standards include a framework for setting a discretionary countercyclical capital buffer taking into account the macro financial environment in which large, internationally active banks function. As of December 31, 2020, the U.S. countercyclical capital buffer remained at 0%. The Federal Reserve will continue to review the buffer at least annually. The buffer can be increased if the Federal Reserve, FDIC and OCC determine that systemic risks are meaningfully above normal and can be calibrated up to an additional 2.5% of RWA subject to a 12-month implementation period.
Failure to maintain regulatory capital equal to or in excess of the risk-based regulatory capital minimum plus the capital conservation buffer (inclusive of the GSIB surcharge) and any countercyclical buffer will result in limitations to the amount of capital that the Firm may distribute, such as through dividends and common share repurchases, as well as certain executive discretionary bonus payments.
The Firm has a target Basel III CET1 capital ratio of 12%. However, the Firm may remain above that level in order to satisfy leverage-based capital requirements if deposits continue to grow due to actions taken by the Federal Reserve and the U.S. government in response to the COVID-19 pandemic.
Total Loss-Absorbing Capacity
The Federal Reserve’s TLAC rule requires the U.S. GSIB top-tier holding companies, including the Firm, to maintain minimum levels of external TLAC and eligible long-term debt (“eligible LTD”). Refer to TLAC on page 100 for additional information.
Leverage-based Capital Regulatory Minimums
Supplementary leverage ratio
Banking organizations subject to the Basel III Advanced approach are currently required to have a minimum SLR of
3.0%. Certain banking organizations, including the Firm, are also required to hold an additional 2.0% leverage buffer.
The SLR is defined as Tier 1 capital under Basel III divided by the Firm’s total leverage exposure. Total leverage exposure is calculated by taking the Firm’s total average on-balance sheet assets, less amounts permitted to be deducted for Tier 1 capital, and adding certain off-balance sheet exposures, such as undrawn commitments and derivatives potential future exposure.
Failure to maintain an SLR equal to or greater than the regulatory minimum will result in limitations on the amount of capital that the Firm may distribute such as through dividends and common share repurchases.
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

JPMorgan Chase & Co./2020 Form 10-K	95

Management’s discussion and analysis
The following table presents the Firm’s risk-based and leverage-based capital metrics under both the Basel III Standardized and Advanced approaches.

	Standardized			Advanced
(in millions, except ratios)	December 31, 2020(c)(d)	December 31, 2019	Minimum capital ratios(e)	December 31, 2020(c)(d)	December 31, 2019	Minimum capital ratios(e)
Risk-based capital metrics:
CET1 capital	$205,078	$187,753		$205,078	$187,753
Tier 1 capital	234,844	214,432		234,844	214,432
Total capital	269,923	242,589		257,228	232,112
Risk-weighted assets	1,560,609	1,515,869		1,484,431	1,397,878
CET1 capital ratio	13.1%	12.4%	11.3%	13.8%	13.4%	10.5%
Tier 1 capital ratio	15.0	14.1	12.8	15.8	15.3	12.0
Total capital ratio	17.3	16.0	14.8	17.3	16.6	14.0
Leverage-based capital metrics:
Adjusted average assets(a)	$3,353,319	$2,730,239		$3,353,319	$2,730,239
Tier 1 leverage ratio	7.0%	7.9%	4.0%	7.0%	7.9%	4.0%
Total leverage exposure(b)	NA	NA		$3,401,542	$3,423,431
SLR(b)	NA	NA	NA	6.9%	6.3%	5.0%
(a)Adjusted average assets, for purposes of calculating the leverage ratios, includes total quarterly average assets adjusted for on-balance sheet assets that are subject to deduction from Tier 1 capital, predominantly goodwill and other intangible assets.
(b)As of December 31, 2020, total leverage exposure for purposes of calculating the SLR excludes U.S. Treasury securities and deposits at Federal Reserve Banks, as provided by the interim final rule issued by the Federal Reserve on April 1, 2020.
(c)As of December 31, 2020, the capital metrics reflect the CECL capital transition provisions.
(d)As of December 31, 2020, the capital metrics reflect the exclusion of assets purchased from money market mutual fund clients pursuant to nonrecourse advances provided under the MMLF. Additionally, loans originated under the PPP receive a zero percent risk weight.
(e)Represents minimum requirements and regulatory buffers applicable to the Firm. For the period ended December 31, 2019, the CET1, Tier 1, Total, Tier 1 leverage and SLR minimum capital ratios applicable to the Firm were 10.5%, 12.0%, 14.0%, 4.0% and 5.0%, respectively. Refer to Note 27 for additional information.

96	JPMorgan Chase & Co./2020 Form 10-K

Capital components
The following table presents reconciliations of total stockholders’ equity to Basel III CET1 capital, Tier 1 capital and Total capital as of December 31, 2020 and 2019.

(in millions)	December 31, 2020	December 31, 2019
Total stockholders’ equity	$279,354	$261,330
Less: Preferred stock	30,063	26,993
Common stockholders’ equity	249,291	234,337
Add:
Certain deferred tax liabilities(a)	2,453	2,381
Less:
Goodwill	49,248	47,823
Other intangible assets	904	819
Other CET1 capital adjustments(b)	(3,486)	323
Standardized/Advanced CET1 capital	205,078	187,753
Preferred stock	30,063	26,993
Less: Other Tier 1 adjustments	297	314
Standardized/Advanced Tier 1 capital	$234,844	$214,432
Long-term debt and other instruments qualifying as Tier 2 capital	$16,645	$13,733
Qualifying allowance for credit losses(c)	18,372	14,314
Other	62	110
Standardized Tier 2 capital	$35,079	$28,157
Standardized Total capital	$269,923	$242,589
Adjustment in qualifying allowance for credit losses for Advanced Tier 2 capital(d)	(12,695)	(10,477)
Advanced Tier 2 capital	$22,384	$17,680
Advanced Total capital	$257,228	$232,112
(a)Represents deferred tax liabilities related to tax-deductible goodwill and to identifiable intangibles created in nontaxable transactions, which are netted against goodwill and other intangibles when calculating CET1 capital.
(b)As of December 31, 2020, the impact of the CECL capital transition provision was an increase in CET1 capital of $5.7 billion.
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

Capital rollforward
The following table presents the changes in Basel III CET1 capital, Tier 1 capital and Tier 2 capital for the year ended December 31, 2020.

Year Ended December 31, (in millions)	2020
Standardized/Advanced CET1 capital at December 31, 2019	$187,753
Net income applicable to common equity	27,548
Dividends declared on common stock	(11,119)
Net purchase of treasury stock	(5,135)
Changes in additional paid-in capital	(128)
Changes related to AOCI	6,417
Adjustment related to AOCI(a)	(1,829)
Changes related to other CET1 capital adjustments(b)	1,571
Change in Standardized/Advanced CET1 capital	17,325
Standardized/Advanced CET1 capital at December 31, 2020	$205,078

Standardized/Advanced Tier 1 capital at December 31, 2019	$214,432
Change in CET1 capital(b)	17,325
Net issuance of noncumulative perpetual preferred stock	3,070
Other	17
Change in Standardized/Advanced Tier 1 capital	20,412
Standardized/Advanced Tier 1 capital at December 31, 2020	$234,844

Standardized Tier 2 capital at December 31, 2019	$28,157
Change in long-term debt and other instruments qualifying as Tier 2	2,912
Change in qualifying allowance for credit losses(b)	4,058
Other	(48)
Change in Standardized Tier 2 capital	6,922
Standardized Tier 2 capital at December 31, 2020	$35,079
Standardized Total capital at December 31, 2020	$269,923
Advanced Tier 2 capital at December 31, 2019	$17,680
Change in long-term debt and other instruments qualifying as Tier 2	2,912
Change in qualifying allowance for credit losses(b)	1,840
Other	(48)
Change in Advanced Tier 2 capital	4,704
Advanced Tier 2 capital at December 31, 2020	$22,384
Advanced Total capital at December 31, 2020	$257,228
(a)Includes cash flow hedges and DVA related to structured notes recorded in AOCI.
(b)Includes the impact of the CECL capital transition provisions.

JPMorgan Chase & Co./2020 Form 10-K	97

Management’s discussion and analysis
RWA rollforward
The following table presents changes in the components of RWA under Basel III Standardized and Advanced approaches for the year ended December 31, 2020. The amounts in the rollforward categories are estimates, based on the predominant driver of the change.

	Standardized			Advanced
Year ended December 31, 2020 (in millions)	Credit risk RWA	Market risk RWA	Total RWA	Credit risk RWA	Market risk RWA	Operational risk RWA	Total RWA
December 31, 2019	$1,440,220	$75,649	$1,515,869	$932,948	$75,652	$389,278	$1,397,878
Model & data changes(a)	(800)	(16,320)	(17,120)	(6,100)	(16,320)	—	(22,420)
Portfolio runoff(b)	(4,450)	—	(4,450)	(4,000)	—	—	(4,000)
Movement in portfolio levels(c)	29,249	37,061	66,310	79,482	37,578	(4,087)	112,973
Changes in RWA	23,999	20,741	44,740	69,382	21,258	(4,087)	86,553
December 31, 2020	$1,464,219	$96,390	$1,560,609	$1,002,330	$96,910	$385,191	$1,484,431
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
Supplementary leverage ratio
The following table presents the components of the Firm’s SLR.

Three months ended (in millions, except ratio)	December 31, 2020	December 31, 2019
Tier 1 capital	$234,844	214,432
Total average assets	3,399,818	2,777,270
Less: Regulatory capital adjustments(a)	46,499	47,031
Total adjusted average assets(b)	3,353,319	2,730,239
Add: Off-balance sheet exposures(c)	729,978	693,192
Less: Exclusion for U.S. Treasuries and Federal Reserve Bank deposits	681,755	—
Total leverage exposure	$3,401,542	$3,423,431
SLR	6.9%	6.3%
(a)For purposes of calculating the SLR, includes total quarterly average assets adjusted for on-balance sheet assets that are subject to deduction from Tier 1 capital, predominantly goodwill and other intangible assets. As of December 31, 2020, includes adjustments for the CECL capital transition provisions and the exclusion of average assets purchased from money market mutual fund clients pursuant to nonrecourse advances provided under the MMLF.
(b)Adjusted average assets used for the calculation of Tier 1 leverage ratio.
(c)Off-balance sheet exposures are calculated as the average of the three month-end spot balances during the reporting quarter.
Refer to Note 27 for JPMorgan Chase Bank, N.A.’s SLR.

Line of business equity
Each business segment is allocated capital by taking into consideration a variety of factors including capital levels of similarly rated peers and applicable regulatory capital requirements. ROE is measured and internal targets for expected returns are established as key measures of a business segment’s performance.
The Firm’s allocation methodology incorporates Basel III Standardized RWA, Basel III Advanced RWA, the GSIB surcharge, and a simulation of capital in a severe stress environment. As of January 1, 2021, the Firm has changed its line of business capital allocations primarily as a result of changes in exposures for each LOB and an increase in the relative risk weighting toward Standardized RWA. The assumptions and methodologies used to allocate capital are periodically assessed and as a result, the capital allocated to the LOBs may change from time to time.
The following table presents the capital allocated to each business segment.

Line of business equity (Allocated capital)
		December 31,
(in billions)	January 1, 2021	2020	2019
Consumer & Community Banking	$50.0	$52.0	$52.0
Corporate & Investment Bank	83.0	80.0	80.0
Commercial Banking	24.0	22.0	22.0
Asset & Wealth Management	14.0	10.5	10.5
Corporate	78.3	84.8	69.8
Total common stockholders’ equity	$249.3	$249.3	$234.3

98	JPMorgan Chase & Co./2020 Form 10-K

Capital actions
Common stock dividends
The Firm’s common stock dividends are planned as part of the Capital Management governance framework in line with the Firm’s capital management objectives.
The Firm’s quarterly common stock dividend is currently $0.90 per share. The Firm’s dividends are subject to the Board of Directors’ approval on a quarterly basis.
Refer to Note 21 and Note 26 for information regarding dividend restrictions.
The following table shows the common dividend payout ratio based on net income applicable to common equity.

Year ended December 31,	2020	2019	2018
Common dividend payout ratio	40%	31%	30%
Common stock
On March 15, 2020, in response to the economic disruptions caused by the COVID-19 pandemic, the Firm temporarily suspended repurchases of its common stock. Subsequently, the Federal Reserve directed all large banks, including the Firm, to discontinue net share repurchases through the end of 2020. On December 18, 2020, the Federal Reserve announced that all large banks, including the Firm, could resume share repurchases commencing in the first quarter of 2021. As directed by the Federal Reserve, total net repurchases and common stock dividends in the first quarter of 2021 are restricted and cannot exceed the average of the Firm’s net income for the four preceding calendar quarters. The Firm's Board of Directors has authorized a new common share repurchase program for up to $30 billion.
The following table sets forth the Firm’s repurchases of common stock for the years ended December 31, 2020, 2019 and 2018.

Year ended December 31, (in millions)	2020	2019	2018
Total number of shares of common stock repurchased	50.0	213.0	181.5
Aggregate purchase price of common stock repurchases	$6,397	$24,121	$19,983

The authorization to repurchase common shares is utilized at management’s discretion, and the timing of purchases and the exact amount of common shares that may be repurchased is subject to various factors, including market conditions; legal and regulatory considerations affecting the amount and timing of repurchase activity; the Firm’s capital position (taking into account goodwill and intangibles); internal capital generation; and alternative investment opportunities. The repurchase program does not include specific price targets or timetables; may be suspended by management at any time; and may be executed through open market purchases or privately negotiated transactions, or utilizing Rule 10b5-1 plans, which are written trading plans that the Firm may enter into from time to time under Rule 10b5-1 of the Securities Exchange Act of 1934 and which allow the Firm to repurchase its common shares during periods when it may otherwise not be repurchasing common shares — for example, during internal trading blackout periods.
Refer to Part II, Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities on page 34 of the 2020 Form 10-K for additional information regarding repurchases of the Firm’s equity securities.
Preferred stock
Preferred stock dividends declared were $1.6 billion for the year ended December 31, 2020.
The Firm has not issued or redeemed any preferred stock since the first quarter of 2020. Refer to Note 21 for additional information on the Firm’s preferred stock, including the issuance and redemption of preferred stock.
Subordinated Debt
On May 13, 2020, the Firm issued $3.0 billion of fixed-to-floating rate subordinated notes due 2031. Refer to Long-term funding and issuance on page 107 and Note 20 for additional information.

JPMorgan Chase & Co./2020 Form 10-K	99

Management’s discussion and analysis
Other capital requirements
Total Loss-Absorbing Capacity
The Federal Reserve’s TLAC rule requires the U.S. GSIB top-tier holding companies, including the Firm, to maintain minimum levels of external TLAC and eligible long-term debt.
The minimum external TLAC and the minimum level of eligible long-term debt requirements are shown below:
(a) RWA is the greater of Standardized and Advanced compared to their respective minimum capital ratios.
Failure to maintain TLAC equal to or in excess of the regulatory minimum plus applicable buffers will result in limitations to the amount of capital that the Firm may distribute, such as through dividends and common share repurchases.
The following table presents the TLAC and external long-term debt minimum requirements including applicable regulatory buffers, as of December 31, 2020 and 2019.

Minimum Requirements
TLAC to RWA	23.0%
TLAC to leverage exposure	9.5
External long-term debt to RWA	9.5
External long-term debt to leverage	4.5
Effective January 1, 2021, Method 1 GSIB surcharge is 2.0% (down from 2.5%). As a result, the Firm’s TLAC to RWA requirement will become 22.5%. Refer to Risk-based Capital Regulatory Minimums on pages 94-95 for further information on the GSIB surcharge.
The following table presents the eligible external TLAC and eligible LTD amounts, as well as a representation of the amounts as a percentage of the Firm’s total RWA and total leverage exposure applying the impact of the CECL capital transition provisions as of December 31, 2020 and 2019.

	December 31, 2020		December 31, 2019
(in billions, except ratio)	External TLAC	LTD	External TLAC	LTD
Total eligible amount	$421.0	$181.4	$386.4	$161.8
% of RWA	27.0%	11.6%	25.5%	10.7%
Surplus/(shortfall)	$62.1	$33.1	$37.7	$17.8

% of total leverage exposure	12.4%	5.3%	11.3%	4.7%
Surplus/(shortfall)	$97.9	$28.3	$61.2	$7.8
Refer to Part I, Item 1A: Risk Factors on pages 8-32 of the 2020 Form 10-K for information on the financial consequences to holders of the Firm’s debt and equity securities in a resolution scenario.

100	JPMorgan Chase & Co./2020 Form 10-K

Broker-dealer regulatory capital
J.P. Morgan Securities
JPMorgan Chase’s principal U.S. broker-dealer subsidiary is J.P. Morgan Securities. J.P. Morgan Securities is subject to Rule 15c3-1 under the Securities Exchange Act of 1934 (the “Net Capital Rule”). J.P. Morgan Securities is also registered as a futures commission merchant and is subject to regulatory capital requirements, including those imposed by the SEC, Commodity Futures Trading Commission (“CFTC”), Financial Industry Regulatory Authority (“FINRA”) and the National Futures Association (“NFA”).
J.P. Morgan Securities has elected to compute its minimum net capital requirements in accordance with the “Alternative Net Capital Requirements” of the Net Capital Rule.
The following table presents J.P. Morgan Securities’ net capital:

December 31, 2020
(in millions)	Actual(a)	Minimum
Net Capital	$27,651	$5,024
(a)Net capital reflects the exclusion of assets purchased from money market mutual fund clients pursuant to nonrecourse advances provided under the MMLF.
In addition to its alternative minimum net capital requirements, J.P. Morgan Securities is required to hold “tentative net capital” in excess of $1.0 billion and is also required to notify the SEC in the event that its tentative net capital is less than $5.0 billion. Tentative net capital is net capital before deducting market and credit risk charges as defined by the Net Capital Rule. As of December 31, 2020, J.P. Morgan Securities maintained tentative net capital in excess of the minimum and notification requirements.
J.P. Morgan Securities plc
J.P. Morgan Securities plc is a wholly-owned subsidiary of JPMorgan Chase Bank, N.A. and has authority to engage in banking, investment banking and broker-dealer activities. J.P. Morgan Securities plc is jointly regulated by the U.K. Prudential Regulation Authority (“PRA”) and the Financial Conduct Authority (“FCA”). J.P. Morgan Securities plc is subject to the European Union Capital Requirements Regulation and the PRA capital rules, each of which implement Basel III and thereby subject J.P. Morgan Securities plc to its requirements. Effective January 1, 2021, J.P. Morgan Securities plc is subject to the amended EU Capital Requirement Regulation, as adopted in the U.K.
The Bank of England requires, on a transitional basis, that U.K. banks, including U.K. regulated subsidiaries of overseas groups, maintain a minimum requirement for own funds and eligible liabilities (“MREL”). As of December 31, 2020, J.P. Morgan Securities plc was compliant with the requirements of the MREL rule.
The following table presents J.P. Morgan Securities plc’s capital metrics:

December 31, 2020
(in millions, except ratios)	Estimated	Minimum ratios
Total capital	$55,156
CET1 ratio	17.9%	4.5%
Total capital ratio	22.8%	8.0%

JPMorgan Chase & Co./2020 Form 10-K	101

Management’s discussion and analysis

LIQUIDITY RISK MANAGEMENT
Liquidity risk is the risk that the Firm will be unable to meet its contractual and contingent financial obligations as they arise or that it does not have the appropriate amount, composition and tenor of funding and liquidity to support its assets and liabilities.
Liquidity risk oversight
The Firm has a Liquidity Risk Oversight function whose primary objective is to provide oversight of liquidity risk across the Firm. Liquidity Risk Oversight’s responsibilities include:
•Defining, monitoring and reporting liquidity risk metrics;
•Establishing and monitoring limits and indicators, including liquidity risk appetite;
•Developing a process to classify, monitor and report limit breaches;
•Performing an independent review of liquidity risk management processes;
•Monitoring and reporting internal Firmwide and legal entity liquidity stress tests as well as regulatory defined liquidity stress tests;
•Approving or escalating for review new or updated liquidity stress assumptions; and
•Monitoring liquidity positions, balance sheet variances and funding activities;
Liquidity management
The primary objectives of the Firm’s liquidity management are to:
•Ensure that the Firm’s core businesses and material legal entities are able to operate in support of client needs and meet contractual and contingent financial obligations through normal economic cycles as well as during stress events, and
•Manage an optimal funding mix and availability of liquidity sources.
As part of the Firm’s overall liquidity management strategy, the Firm manages liquidity and funding using a centralized, global approach in order to:
•Optimize liquidity sources and uses;
•Monitor exposures;
•Identify constraints on the transfer of liquidity between the Firm’s legal entities; and
•Maintain the appropriate amount of surplus liquidity at a Firmwide and legal entity level, where relevant.
In the context of the Firm’s liquidity management, Treasury and CIO is responsible for:
•Analyzing and understanding the liquidity characteristics of the assets and liabilities of the Firm, LOBs and legal entities, taking into account legal, regulatory, and operational restrictions;
•Developing internal liquidity stress testing assumptions;
•Defining and monitoring Firmwide and legal entity-specific liquidity strategies, policies, reporting and contingency funding plans;
•Managing liquidity within the Firm’s approved liquidity risk appetite tolerances and limits;
•Managing compliance with regulatory requirements related to funding and liquidity risk; and
•Setting transfer pricing in accordance with underlying liquidity characteristics of balance sheet assets and liabilities as well as certain off-balance sheet items.
Governance
Committees responsible for liquidity governance include the Firmwide ALCO as well as LOB and regional ALCOs, the Treasurer Committee, and the CTC Risk Committee. In addition, the Board Risk Committee reviews and recommends to the Board of Directors, for formal approval, the Firm’s liquidity risk tolerances, liquidity strategy, and liquidity policy. Refer to Firmwide Risk Management on pages 85-89 for further discussion of ALCO and other risk-related committees.
Internal stress testing
Liquidity stress tests are intended to ensure that the Firm has sufficient liquidity under a variety of adverse scenarios, including scenarios analyzed as part of the Firm’s resolution and recovery planning. Stress scenarios are produced for JPMorgan Chase & Co. (“Parent Company”) and the Firm’s material legal entities on a regular basis, and other stress tests are performed in response to specific market events or concerns. Liquidity stress tests assume all of the Firm’s contractual financial obligations are met and take into consideration:
•Varying levels of access to unsecured and secured funding markets,
•Estimated non-contractual and contingent cash outflows, and
•Potential impediments to the availability and transferability of liquidity between jurisdictions and material legal entities such as regulatory, legal or other restrictions.
Liquidity outflow assumptions are modeled across a range of time horizons and currency dimensions and contemplate both market and idiosyncratic stresses.
Results of stress tests are considered in the formulation of the Firm’s funding plan and assessment of its liquidity position. The Parent Company acts as a source of funding for the Firm through equity and long-term debt issuances, and its intermediate holding company, JPMorgan Chase Holdings LLC (the “IHC”) provides funding support to the ongoing operations of the Parent Company and its subsidiaries. The Firm maintains liquidity at the Parent Company, IHC, and operating subsidiaries at levels sufficient to comply with liquidity risk tolerances and minimum liquidity requirements, and to manage through periods of

102	JPMorgan Chase & Co./2020 Form 10-K

stress when access to normal funding sources may be disrupted.
Contingency funding plan
The Firm’s Contingency Funding Plan (“CFP”) sets out the strategies for addressing and managing liquidity resource needs during a liquidity stress event and incorporates liquidity risk limits, indicators and risk appetite tolerances that make up Liquidity Escalation Points. The CFP also identifies the alternative contingent funding and liquidity resources available to the Firm and its legal entities in a period of stress.
Liquidity Coverage Ratio
The LCR rule requires that the Firm and JPMorgan Chase Bank, N.A. maintain an amount of eligible HQLA that is sufficient to meet its estimated total net cash outflows over a prospective 30 calendar-day period of significant stress. Eligible HQLA, for purposes of calculating the LCR, is the amount of unencumbered HQLA that satisfy certain operational considerations as defined in the LCR rule. HQLA primarily consist of cash and certain high-quality liquid securities as defined in the LCR rule.
Under the LCR rule, the amount of eligible HQLA held by JPMorgan Chase Bank, N.A. that is in excess of its stand-alone 100% minimum LCR requirement, and that is not transferable to non-bank affiliates, must be excluded from the Firm’s reported eligible HQLA.
Estimated net cash outflows are based on standardized stress outflow and inflow rates prescribed in the LCR rule, which are applied to the balances of the Firm’s assets, sources of funds, and obligations. The LCR for both the Firm and JPMorgan Chase Bank, N.A. is required to be a minimum of 100%.
The following table summarizes the Firm and JPMorgan Chase Bank, N.A.’s average LCR for the three months ended December 31, 2020, September 30, 2020 and December 31, 2019 based on the Firm’s interpretation of the LCR framework.

	Three months ended
Average amount (in millions)	December 31, 2020	September 30, 2020	December 31, 2019
JPMorgan Chase & Co.:
Eligible HQLA
Eligible cash(a)	$455,612	$458,336	$203,296
Eligible securities(b)(c)	241,447	211,841	341,990
Total eligible HQLA(d)	$697,059	$670,177	$545,286
Net cash outflows	$634,037	$587,811	$469,402
LCR	110%	114%	116%
Net excess eligible HQLA(d)	$63,022	$82,366	$75,884
JPMorgan Chase Bank, N.A.:
LCR	160%	157%	116%
Net excess eligible HQLA	$401,903	$366,096	$79,483
(a)Represents cash on deposit at central banks, primarily the Federal Reserve Banks.
(b)Predominantly U.S. Treasuries, U.S. GSE and government agency MBS, and sovereign bonds net of applicable haircuts under the LCR rule.
(c)Eligible HQLA securities may be reported in securities borrowed or purchased under resale agreements, trading assets, or investment securities on the Firm’s Consolidated balance sheets.
(d)Excludes average excess eligible HQLA at JPMorgan Chase Bank, N.A. that are not transferable to non-bank affiliates.
The Firm’s average LCR decreased during the three months ended December 31, 2020, compared with the three-month period ended September 30, 2020, predominantly driven by a decrease in cash from long-term debt maturities, including the early termination of certain of the Firm's debt at the end of the third quarter 2020.
The Firm's average LCR decreased during the three months ended December 31, 2020, compared with the prior year period primarily due to the relative impact on net cash outflows from the significant increase in deposits as well as elevated market activities in the CIB.
JPMorgan Chase Bank, N.A.’s average LCR increased during the three months ended December 31, 2020, compared with both the three month periods ended September 30, 2020 and December 31, 2019 primarily due to growth in deposits. Deposits continued to increase in the fourth quarter primarily driven by the COVID-19 pandemic and the related effect of certain government actions. The increase in excess liquidity in JPMorgan Chase Bank, N.A. is excluded from the Firm’s reported LCR under the LCR rule.
The Firm’s average LCR fluctuates from period to period, due to changes in its eligible HQLA and estimated net cash outflows as a result of ongoing business activity. Refer to the Firm’s U.S. LCR Disclosure reports, which are available on the Firm’s website for a further discussion of the Firm’s LCR.

JPMorgan Chase & Co./2020 Form 10-K	103

Management’s discussion and analysis
Other liquidity sources
In addition to the assets reported in the Firm’s eligible HQLA above, the Firm had unencumbered marketable securities, such as equity and debt securities, that the Firm believes would be available to raise liquidity. This includes securities included as part of the excess eligible HQLA at JPMorgan Chase Bank, N.A. that are not transferable to non-bank affiliates. The fair value of these securities was approximately $740 billion and $315 billion as of December 31, 2020 and 2019, respectively, although the amount of liquidity that could be raised would be dependent on prevailing market conditions. The fair value increased compared to December 31, 2019, due to an increase in excess eligible HQLA at JPMorgan Chase Bank, N.A. which was primarily a result of increased deposits.
The Firm also had available borrowing capacity at FHLBs and the discount window at the Federal Reserve Bank as a result of collateral pledged by the Firm to such banks of approximately $307 billion and $322 billion as of December 31, 2020 and 2019, respectively. This borrowing capacity excludes the benefit of cash and securities reported in the Firm’s eligible HQLA or other unencumbered securities that are currently pledged at the Federal Reserve Bank discount window and other central banks. Available borrowing capacity decreased from December 31, 2019 primarily due to lower pledged credit card receivable balances driven by the COVID-19 pandemic and a decrease in pledged mortgage collateral as a result of paydown and maturity activity. Although available, the Firm does not view this borrowing capacity at the Federal Reserve Bank discount window and the other central banks as a primary source of liquidity.
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
As of December 31, 2020 the Firm estimates that it was compliant with the 100% minimum NSFR based on its current understanding of the final rule.

104	JPMorgan Chase & Co./2020 Form 10-K

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
Deposits
The table below summarizes, by LOB and Corporate, the period-end and average deposit balances as of and for the years ended December 31, 2020 and 2019.

As of or for the year ended December 31,				Average
(in millions)	2020	2019		2020	2019
Consumer & Community Banking	$958,706	$723,418	(a)	$851,390	$698,378	(a)
Corporate & Investment Bank	702,215	511,905	(a)	655,095	515,938	(a)
Commercial Banking	284,263	184,115		237,645	172,666
Asset & Wealth Management	198,755	142,740	(a)	161,955	135,265	(a)
Corporate	318	253		666	820
Total Firm	$2,144,257	$1,562,431		$1,906,751	$1,523,067
(a)In the fourth quarter of 2020, the Firm realigned certain wealth management clients from AWM to the J.P. Morgan Wealth Management business unit within CCB. In the first quarter of 2020, the Merchant Services business was realigned from CCB to CIB as part of the Firm’s Wholesale Payments business. Prior-period amounts have been revised to conform with the current presentation.
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
The table below shows the loan and deposit balances, the loans-to-deposits ratios, and deposits as a percentage of total liabilities, as of December 31, 2020 and 2019.

As of December 31, (in billions except ratios)
	2020	2019
Deposits	$2,144.3	$1,562.4
Deposits as a % of total liabilities	69%	64%
Loans	1,012.9	997.6
Loans-to-deposits ratio	47%	64%
The Firm believes that average deposit balances are generally more representative of deposit trends than period-end deposit balances, over time. However, during periods of market disruption those trends could be affected.
Average deposits increased for the year ended December 31, 2020, reflecting significant inflows across the LOBs primarily driven by the impact of the COVID-19 pandemic and the related effect of certain government actions. In the wholesale businesses, while the inflows principally occurred in March as clients sought to remain liquid as a result of market conditions, balances continued to increase through the end of 2020. In CCB, the increase was driven by lower spending and higher cash balances across both consumer and small business customers, as well as growth from existing and new accounts.
Refer to the discussion of the Firm’s Business Segment Results and the Consolidated Balance Sheets Analysis on pages 65–84 and pages 57-58, respectively, for further information on deposit and liability balance trends.

JPMorgan Chase & Co./2020 Form 10-K	105

Management’s discussion and analysis
The following table summarizes short-term and long-term funding, excluding deposits, as of December 31, 2020 and 2019, and average balances for the years ended December 31, 2020 and 2019. Refer to the Consolidated Balance Sheets Analysis on pages 57-58 and Note 20 for additional information.

Sources of funds (excluding deposits)
As of or for the year ended December 31,			Average
(in millions)	2020	2019	2020	2019
Commercial paper	$12,031	$14,754	$12,129	$22,977
Other borrowed funds	8,510	7,544	9,198	10,369
Total short-term unsecured funding	$20,541	$22,298	$21,327	$33,346

Securities sold under agreements to repurchase(a)	$207,877	$175,709	$246,354	$217,807
Securities loaned(a)	4,886	5,983	6,536	8,816
Other borrowed funds(b)	24,667	18,622	23,812	26,050
Obligations of Firm-administered multi-seller conduits(c)	10,523	9,223	11,430	10,929
Total short-term secured funding	$247,953	$209,537	$288,132	$263,602

Senior notes	$166,089	$166,185	$171,509	$168,546
Subordinated debt	21,608	17,591	20,789	17,387
Structured notes(d)	75,325	74,724	73,056	65,487
Total long-term unsecured funding	$263,022	$258,500	$265,354	$251,420

Credit card securitization(c)	$4,943	$6,461	$5,520	$9,707
FHLB advances	14,123	28,635	27,076	34,143
Other long-term secured funding(e)	4,540	4,363	4,460	4,643
Total long-term secured funding	$23,606	$39,459	$37,056	$48,493

Preferred stock(f)	$30,063	$26,993	$29,899	$27,511
Common stockholders’ equity(f)	$249,291	$234,337	$236,865	$232,907
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
(f)Refer to Capital Risk Management on pages 91-101, Consolidated statements of changes in stockholders’ equity on page 165, Note 21 and Note 22 for additional information on preferred stock and common stockholders’ equity.
Short-term funding
The Firm’s sources of short-term secured funding primarily consist of securities loaned or sold under agreements to repurchase. These instruments are secured predominantly by high-quality securities collateral, including government-issued debt and U.S. GSE and government agency MBS. Securities sold under agreements to repurchase increased at December 31, 2020, compared with December 31, 2019, reflecting higher secured financing of AFS investment securities in Treasury and CIO, as well as trading assets in CIB, partially offset by a decline in client-driven market-making activities in CIB, including the Firm's non-participation in the Federal Reserve's open market operations.
The balances associated with securities loaned or sold under agreements to repurchase fluctuate over time due to investment and financing activities of clients, the Firm’s demand for financing, the ongoing management of the mix of the Firm’s liabilities, including its secured and unsecured financing (for both the investment securities and market-making portfolios), and other market and portfolio factors.
As of December 31, 2020, the Firm participated in the MMLF government facility. The secured nonrecourse advances under the MMLF are included in other borrowed funds. Refer to Capital Risk Management on pages 91-101 for additional information on the MMLF.
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
The Firm’s sources of short-term unsecured funding consist of other borrowed funds and issuance of wholesale commercial paper. The decrease in short-term unsecured funding at December 31, 2020, from December 31, 2019 and for the average year ended December 31, 2020 compared to the prior year period, was due to lower net commercial paper issuance primarily for short-term liquidity management.

106	JPMorgan Chase & Co./2020 Form 10-K

Long-term funding and issuance
Long-term funding provides an additional source of stable funding and liquidity for the Firm. The Firm’s long-term funding plan is driven primarily by expected client activity, liquidity considerations, and regulatory requirements, including TLAC. Long-term funding objectives include maintaining diversification, maximizing market access and optimizing funding costs. The Firm evaluates various funding markets, tenors and currencies in creating its optimal long-term funding plan.
The significant majority of the Firm’s long-term unsecured funding is issued by the Parent Company to provide flexibility in support of both bank and non-bank subsidiary funding needs. The Parent Company advances substantially all net funding proceeds to its subsidiary, the IHC. The IHC does not issue debt to external counterparties. The following table summarizes long-term unsecured issuance and maturities or redemptions for the years ended December 31, 2020 and 2019. Refer to Note 20 for additional information on long-term debt.

Long-term unsecured funding
Year ended December 31,	2020	2019	2020	2019
(Notional in millions)	Parent Company		Subsidiaries
Issuance
Senior notes issued in the U.S. market	$25,500	$14,000	$60	$1,750
Senior notes issued in non-U.S. markets	1,355	5,867	—	—
Total senior notes	26,855	19,867	60	1,750
Subordinated debt	3,000	—	—	—
Structured notes(a)	7,596	5,844	24,185	33,563
Total long-term unsecured funding – issuance	$37,451	$25,711	$24,245	$35,313

Maturities/redemptions
Senior notes	$28,719	$18,098	$7,701	$5,367
Subordinated debt	135	183	—	—
Structured notes	5,340	2,944	30,002	19,271
Total long-term unsecured funding – maturities/redemptions	$34,194	$21,225	$37,703	$24,638
(a)Includes certain TLAC-eligible long-term unsecured debt issued by the Parent Company.

The Firm can also raise secured long-term funding through securitization of consumer credit card loans and through FHLB advances. The following table summarizes the securitization issuance and FHLB advances and their respective maturities or redemptions for the years ended December 31, 2020 and 2019.

Long-term secured funding
Year ended December 31,	Issuance		Maturities/Redemptions
(in millions)	2020	2019	2020	2019
Credit card securitization	$1,000	$—	$2,525	$6,975
FHLB advances	15,000	—	29,509	15,817
Other long-term secured funding(a)	1,130	204	1,048	927
Total long-term secured funding	$17,130	$204	$33,082	$23,719
(a)Includes long-term structured notes which are secured.
The Firm’s wholesale businesses also securitize loans for client-driven transactions; those client-driven loan securitizations are not considered to be a source of funding for the Firm and are not included in the table above. Refer to Note 14 for a further description of client-driven loan securitizations.

JPMorgan Chase & Co./2020 Form 10-K	107

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
Additionally, the Firm’s funding requirements for VIEs and other third-party commitments may be adversely affected by a decline in credit ratings.

The credit ratings of the Parent Company and the Firm’s principal bank and non-bank subsidiaries as of December 31, 2020 were as follows:

	JPMorgan Chase & Co.			JPMorgan Chase Bank, N.A.			J.P. Morgan Securities LLC J.P. Morgan Securities plc
December 31, 2020	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook
Moody’s Investors Service	A2	P-1	Stable	Aa2	P-1	Stable	Aa3	P-1	Stable
Standard & Poor’s	A-	A-2	Stable	A+	A-1	Stable	A+	A-1	Stable
Fitch Ratings(a)	AA-	F1+	Negative	AA	F1+	Negative	AA	F1+	Negative
(a)On April 18, 2020, Fitch affirmed the credit ratings of the Parent Company and the Firm’s principal bank and non-bank subsidiaries but revised the outlook on the credit ratings from stable to negative given expectations that credit fundamentals will deteriorate as a result of the COVID-19 pandemic.
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

108	JPMorgan Chase & Co./2020 Form 10-K

REPUTATION RISK MANAGEMENT
Reputation risk is the risk that an action or inaction may negatively impact perception of the Firm’s integrity and reduce confidence in the Firm’s competence by various constituents, including clients, counterparties, customers, investors, regulators, employees, communities or the broader public.
Organization and management
Reputation Risk Management establishes the governance framework for managing reputation risk across the Firm. As reputation risk is inherently challenging to identify, manage, and quantify, a reputation risk management function is critical.
The Firm’s reputation risk management function includes the following activities:
•Maintaining a Firmwide Reputation Risk Governance policy and standards consistent with the reputation risk framework
•Managing the governance infrastructure and processes that support consistent identification, escalation, management and monitoring of reputation risk issues Firmwide
•Providing guidance to LOB Reputation Risk Offices (“RRO”), as appropriate
The types of events that give rise to reputation risk are wide-ranging and could be introduced in various ways, including by the Firm’s employees and the clients, customers and counterparties the Firm does business with. These events could result in financial losses, litigation and regulatory fines, as well as other damages to the Firm.
Governance and oversight
The Reputation Risk Governance policy establishes the principles for managing reputation risk for the Firm. It is the responsibility of employees in each LOB and Corporate to consider the reputation of the Firm when deciding whether to offer a new product, engage in a transaction or client relationship, enter a new jurisdiction, initiate a business process or other matters. Sustainability, social responsibility and environmental impacts are important considerations in assessing the Firm’s reputation risk, and are a component of the Firm’s reputation risk governance.
Reputation risk issues deemed material are escalated as appropriate.

JPMorgan Chase & Co./2020 Form 10-K	109

Management’s discussion and analysis

CREDIT AND INVESTMENT RISK MANAGEMENT
Credit and investment risk is the risk associated with the default or change in credit profile of a client, counterparty or customer; or loss of principal or a reduction in expected returns on investments, including consumer credit risk, wholesale credit risk, and investment portfolio risk.
Credit risk management
Credit risk is the risk associated with the default or change in credit profile of a client, counterparty or customer. The Firm provides credit to a variety of customers, ranging from large corporate and institutional clients to individual consumers and small businesses. In its consumer businesses, the Firm is exposed to credit risk primarily through its home lending, credit card, auto, and business banking businesses. In its wholesale businesses, the Firm is exposed to credit risk through its underwriting, lending, market-making, and hedging activities with and for clients and counterparties, as well as through its operating services activities (such as cash management and clearing activities), and securities financing activities. The Firm is also exposed to credit risk through its investment securities portfolio and cash placed with banks.
Credit Risk Management monitors, measures and manages credit risk throughout the Firm and defines credit risk policies and procedures. The Firm’s credit risk management governance includes the following activities:
•Maintaining a credit risk policy framework
•Monitoring, measuring and managing credit risk across all portfolio segments, including transaction and exposure approval
•Setting industry and geographic concentration limits, as appropriate, and establishing underwriting guidelines
•Assigning and managing credit authorities in connection with the approval of credit exposure
•Managing criticized exposures and delinquent loans and
•Estimating credit losses and ensuring appropriate credit risk-based capital management
Risk identification and measurement
The Credit Risk Management function monitors, measures, manages and limits credit risk across the Firm’s businesses. To measure credit risk, the Firm employs several methodologies for estimating the likelihood of obligor or counterparty default. Methodologies for measuring credit risk vary depending on several factors, including type of asset (e.g., consumer versus wholesale), risk measurement parameters (e.g., delinquency status and borrower’s credit score versus wholesale risk-rating) and risk management and collection processes (e.g., retail collection center versus centrally managed workout groups). Credit risk measurement is based on the probability of default of an obligor or counterparty, the loss severity given a default event and the exposure at default.
Based on these factors and the methodology and estimates described in Note 13 and Note 10, the Firm estimates credit losses for its exposures. The allowance for loan losses reflects credit losses related to the consumer and wholesale held-for-investment loan portfolios, the allowance for lending-related commitments reflects credit losses related to the Firm’s lending-related commitments and the allowance for investment securities reflects the credit losses related to the Firm’s HTM and AFS securities. Refer to Note 13, Note 10 and Critical Accounting Estimates used by the Firm on pages 152-155 for further information.
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
Stress testing
Stress testing is important in measuring and managing credit risk in the Firm’s credit portfolio. The stress testing process assesses the potential impact of alternative economic and business scenarios on estimated credit losses for the Firm. Economic scenarios and the underlying parameters are defined centrally, articulated in terms of macroeconomic factors and applied across the businesses. The stress test results may indicate credit migration, changes in delinquency trends and potential losses in the credit portfolio. In addition to the periodic stress testing processes, management also considers additional stresses outside these scenarios, including industry and country- specific stress scenarios, as necessary. The Firm uses stress testing to inform decisions on setting risk appetite both at a Firm and LOB level, as well as to assess the impact of stress on individual counterparties.

110	JPMorgan Chase & Co./2020 Form 10-K

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
Wholesale credit risk is monitored regularly at an aggregate portfolio, industry, and individual client and counterparty level with established concentration limits that are reviewed and revised periodically as deemed appropriate by management. Industry and counterparty limits, as measured in terms of exposure and economic risk appetite, are subject to stress-based loss constraints. Wrong-way risk is the risk that exposure to a counterparty is positively correlated with the impact of a default by the same counterparty, which could cause exposure to increase at the same time as the counterparty’s capacity to meet its obligations is decreasing.
Management of the Firm’s wholesale credit risk exposure is accomplished through a number of means, including:
•Loan underwriting and credit approval process
•Loan syndications and participations
•Loan sales and securitizations
•Credit derivatives
•Master netting agreements, and
•Collateral and other risk-reduction techniques
In addition to Credit Risk Management, an independent Credit Review function is responsible for:
•Independently validating or changing the risk grades assigned to exposures in the Firm’s wholesale credit portfolio, and assessing the timeliness of risk grade changes initiated by responsible business units; and
•Evaluating the effectiveness of business units’ credit management processes, including the adequacy of credit analyses and risk grading/LGD rationales, proper monitoring and management of credit exposures, and compliance with applicable grading policies and underwriting guidelines.
Refer to Note 12 for further discussion of consumer and wholesale loans.
Risk reporting
To enable monitoring of credit risk and effective decision-making, aggregate credit exposure, credit quality forecasts, concentration levels and risk profile changes are reported regularly to senior members of Credit Risk Management. Detailed portfolio reporting of industry, clients, counterparties and customers, product and geography are prepared, and the appropriateness of the allowance for credit losses is reviewed by senior management at least on a quarterly basis. Through the risk reporting and governance structure, credit risk trends and limit exceptions are provided regularly to, and discussed with, risk committees, senior management and the Board of Directors.

JPMorgan Chase & Co./2020 Form 10-K	111

Management’s discussion and analysis

CREDIT PORTFOLIO
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
The Firm has provided various forms of assistance to customers and clients impacted by the COVID-19 pandemic, including payment deferrals and covenant modifications. The majority of the Firm’s COVID-19 related loan modifications have not been considered troubled debt restructurings (“TDRs”) because:
•they represent short-term or other insignificant modifications, whether under the Firm’s regular loan modification assessments or the IA Statement guidance, or
•the Firm has elected to apply the option to suspend the application of accounting guidance for TDRs provided by the CARES Act and extended by the Consolidated Appropriations Act.
To the extent that certain modifications do not meet any of the above criteria, the Firm accounts for them as TDRs. The Firm considers expected losses of principal and accrued interest associated with all COVID-19 related loan modifications in its allowance for credit losses. Refer to Business Developments on pages 50-51 for more information on customer and client assistance granted. Refer to Notes 12 and 13 for further information on the Firm’s accounting policies on loan modifications and the allowance for credit losses.
The effectiveness of the Firm’s actions in helping borrowers recover and in mitigating the Firm’s credit losses remains uncertain in light of the unpredictable nature and duration of the COVID-19 pandemic. Assistance provided in response to the COVID-19 pandemic could delay the recognition of delinquencies, nonaccrual status, and net charge-offs for those customers and clients who would have otherwise moved into past due or nonaccrual status. Refer to Consumer Credit Portfolio on pages 114-120 and Wholesale Credit Portfolio on pages 121-131 for information on loan modifications as of December 31, 2020.
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
Refer to Note 10 for information regarding the credit risk inherent in the Firm’s investment securities portfolio; and refer to Note 11 for information regarding credit risk inherent in the securities financing portfolio. Refer to Consumer Credit Portfolio on pages 114-120 and Note 12 for further discussions of the consumer credit environment and consumer loans. Refer to Wholesale Credit Portfolio on pages 121-131 and Note 12 for further discussions of the wholesale credit environment and wholesale loans.

112	JPMorgan Chase & Co./2020 Form 10-K

Total credit portfolio
December 31, (in millions)	Credit exposure		Nonperforming(f)(g)
	2020	2019	2020	2019
Loans retained	$960,506	$945,601	$8,782	$3,983
Loans held-for-sale	7,873	7,064	284	7
Loans at fair value (a)	44,474	44,955	1,507	647
Total loans – reported	1,012,853	997,620	10,573	4,637
Derivative receivables	79,630	49,766	56	30
Receivables from customers(b)	47,710	33,706	—	—
Total credit-related assets	1,140,193	1,081,092	10,629	4,667
Assets acquired in loan satisfactions
Real estate owned	NA	NA	256	344
Other	NA	NA	21	43
Total assets acquired in loan satisfactions	NA	NA	277	387
Lending-related commitments(a)	1,165,688	1,108,399	577	474
Total credit portfolio	$2,305,881	$2,189,491	$11,483	$5,528
Credit derivatives used in credit portfolio management activities(c)(d)	$(22,239)	$(18,530)	$—	$—
Liquid securities and other cash collateral held against derivatives(e)	(14,806)	(13,052)	NA	NA

Year ended December 31, (in millions, except ratios)	2020	2019
Net charge-offs	$5,259	$5,629
Average retained loans	958,303	941,919
Net charge-off rates	0.55%	0.60%
(a) In the third quarter of 2020, the Firm reclassified certain fair value option elected lending-related positions from trading assets to loans, which resulted in a corresponding reclassification of certain off-balance sheet commitments. Prior-period amounts have been revised to conform with the current presentation.
(b)    Receivables from customers reflect held-for-investment margin loans to brokerage clients in CIB, CCB and AWM; these are reported within accrued interest and accounts receivable on the Consolidated balance sheets.
(c)    Represents the net notional amount of protection purchased and sold through credit derivatives used to manage both performing and nonperforming wholesale credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. Refer to Credit derivatives on page 131 and Note 5 for additional information.
(d) Prior-period amount has been revised to conform with the current presentation.
(e)    In the fourth quarter of 2020, the Firm refined its approach for disclosing additional collateral held by the Firm that may be used as security when the fair value of the client’s exposure is in the Firm’s favor. Prior-period amounts have been revised to conform with the current presentation.
(f)    At December 31, 2020 and 2019, nonperforming assets excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $874 million and $1.1 billion, respectively, and real estate owned (“REO”) insured by U.S. government agencies of $9 million and $41 million, respectively. Prior-period amount of mortgage loans 90 or more days past due and insured by U.S. government agencies excluded from nonperforming assets has been revised to conform with the current presentation; refer to footnote (a) for additional information. These amounts have been excluded based upon the government guarantee. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.
(g) At December 31, 2020, nonperforming loans included $1.6 billion of PCD loans on nonaccrual status. Prior to the adoption of CECL, nonaccrual loans excluded PCI loans as the Firm recognized interest income on each pool of PCI loans as each of the pools was performing.
Paycheck Protection Program
The PPP, established by the CARES Act and implemented by the SBA, provided the Firm with delegated authority to process and originate PPP loans. When certain criteria are met, PPP loans are subject to forgiveness and the Firm will receive payment of the forgiveness amount from the SBA. PPP loans have a contractual term of two or five years and provide borrowers with an automatic payment deferral of principal and interest. Given that PPP loans are guaranteed by the SBA, the Firm does not expect to realize material credit losses on these loans. PPP processing fees are deferred and accreted into interest income over the contractual life of the loans, but may be accelerated upon forgiveness or prepayment. The impact on interest income related to PPP loans was not material for the year ended December 31, 2020.
The Firm was in the early stages of the PPP loan forgiveness process at December 31, 2020.
At December 31, 2020, the Firm had approximately $27 billion of loans under the PPP, of which $19 billion are in the consumer portfolio and $8 billion are in the wholesale portfolio.

JPMorgan Chase & Co./2020 Form 10-K	113

Management’s discussion and analysis

CONSUMER CREDIT PORTFOLIO
The Firm’s retained consumer portfolio consists primarily of residential real estate loans, credit card loans, scored auto and business banking loans, as well as associated lending-related commitments. The Firm’s focus is on serving primarily the prime segment of the consumer credit market. Originated mortgage loans are retained in the residential real estate portfolio, securitized or sold to U.S. government agencies and U.S. government-sponsored enterprises; other types of consumer loans are typically retained on the balance sheet. Refer to Note 12 for further information on the consumer loan portfolio. Refer to Note 28 for further information on lending-related commitments.
In 2020, the allowance for credit losses increased, reflecting the deterioration in and uncertainty around the future macroeconomic environment as a result of the impact of the COVID-19 pandemic. Net charge-offs for the year ended December 31, 2020 decreased when compared to December 31, 2019, benefiting from payment assistance and government stimulus. The potential for increased infection rates and related lock downs, as well as the duration and effectiveness of government and other consumer relief measures remains uncertain which could have a longer term impact on delinquency rates and net charge-offs.

114	JPMorgan Chase & Co./2020 Form 10-K

The following table presents consumer credit-related information with respect to the scored credit portfolio held in CCB, AWM, CIB and Corporate.

Consumer credit portfolio
As of or for the year ended December 31, (in millions, except ratios)	Credit exposure		Nonaccrual loans(j)(k)(l)		Net charge-offs/(recoveries)		Net charge-off/ (recovery) rate(m)
	2020	2019	2020	2019	2020	2019	2020		2019
Consumer, excluding credit card
Residential real estate(a)	$225,302	$243,317	$5,313	$2,780	$(164)	$(92)	(0.07)%		(0.04)%
Auto and other(b)(c)(d)	76,825	51,682	151	$146	338	$456	0.51	(d)	0.88
Total loans - retained	302,127	294,999	5,464	2,926	174	364	0.06		0.12
Loans held-for-sale	1,305	3,002	—	2	NA	NA	NA		NA
Loans at fair value(e)(f)	15,147	19,816	1,003	438	NA	NA	NA		NA
Total consumer, excluding credit card loans	318,579	317,817	6,467	3,366	174	364	0.06		0.12
Lending-related commitments(g)	57,319	40,169
Total consumer exposure, excluding credit card	375,898	357,986
Credit Card
Loans retained(h)	143,432	168,924	NA	NA	4,286	4,848	2.93		3.10
Loans held-for-sale	784	—	NA	NA	NA	NA	NA		NA
Total credit card loans	144,216	168,924	NA	NA	4,286	4,848	2.93		3.10
Lending-related commitments(g)(i)	658,506	650,720
Total credit card exposure(i)	802,722	819,644
Total consumer credit portfolio(i)	$1,178,620	$1,177,630	$6,467	$3,366	$4,460	$5,212	0.99%		1.11%
(a)Includes scored mortgage and home equity loans held in CCB and AWM, and scored mortgage loans held in Corporate.
(b)At December 31, 2020 and 2019, excluded operating lease assets of $20.6 billion and $22.8 billion, respectively. These operating lease assets are included in other assets on the Firm’s Consolidated balance sheets. Refer to Note 18 for further information.
(c)Includes scored auto and business banking loans and overdrafts.
(d)At December 31, 2020, included $19.2 billion of loans in Business Banking under the PPP. Given that PPP loans are guaranteed by the SBA, the Firm does not expect to realize material credit losses on these loans. Refer to Credit Portfolio on pages 112-113 for a further discussion of the PPP.
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
(j)At December 31, 2020 and 2019, nonaccrual loans excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $874 million and $1.1 billion, respectively. Prior-period amount of mortgage loans 90 or more days past due and insured by U.S. government agencies excluded from nonaccrual loans has been revised to conform with the current presentation; refer to footnote (e) for additional information. These amounts have been excluded from nonaccrual loans based upon the government guarantee. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status, as permitted by regulatory guidance.
(k)At December 31, 2020, nonaccrual loans included $1.6 billion of PCD loans. Prior to the adoption of CECL, nonaccrual loans excluded PCI loans as the Firm recognized interest income on each pool of PCI loans as each of the pools was performing.
(l)Generally excludes loans under payment deferral programs offered in response to the COVID-19 pandemic. Includes loans to customers that have exited COVID-19 payment deferral programs and are 90 or more days past due, predominantly all of which were also at least 150 days past due and therefore considered collateral-dependent. Collateral-dependent loans are charged down to the lower of amortized cost or fair value of the underlying collateral less costs to sell.
(m)Average consumer loans held-for-sale and loans at fair value were $18.3 billion and $20.4 billion for the years ended December 31, 2020 and 2019, respectively. Prior-period amounts have been revised to conform with the current presentation; refer to footnote (e) for additional information. These amounts were excluded when calculating net charge-off/(recovery) rates.

JPMorgan Chase & Co./2020 Form 10-K	115

Management’s discussion and analysis

Consumer assistance
In March 2020, the Firm began providing assistance to customers in response to the COVID-19 pandemic, predominantly in the form of payment deferrals.
As of December 31, 2020, the Firm had $10.7 billion of retained loans under payment deferral programs, which represented a decrease of approximately $1.5 billion from September 30, 2020 and $17.5 billion from June 30, 2020. During the fourth quarter of 2020, there were approximately $1.4 billion of new enrollments in payment deferral programs predominantly in residential real estate and credit card. Predominantly all borrowers that exited payment deferral programs are current. The Firm continues to monitor the credit risk associated with loans subject to payment deferrals throughout the deferral period and on an ongoing basis after the borrowers are required to resume making regularly scheduled payments and considers expected losses of principal and accrued interest on these loans in its allowance for credit losses.

	December 31, 2020				September 30, 2020	June 30, 2020
(in millions, except ratios)	Loan balance	Percent of loan class balance(e)	Percent of accounts who exited payment deferral and are current		Loan balance	Loan balance	Type of assistance
Residential real estate(a)(b)	$10,106	4.5%	95%		$11,458	$20,548	Rolling three month payment deferral up to one year; in most cases, deferred payments will be due at the end of the loan term
Auto and other(c)	377	0.5	94		457	3,357
•Auto: Currently offering one month payment deferral (initially offered three month payment deferral). Maturity date is extended by number of months deferred
•Business Banking: Three month deferral with automatic deferment to either maturity (loan) or one year forward (line)

Credit card	264	0.2	90	(f)	368	4,384	Currently offering deferral of one month minimum payment (initially offered three month minimum payment deferral). Interest continues to accrue during the deferral period and is added to the principal balance
Total consumer(d)	$10,747	2.4%	91%		$12,283	$28,289
(a)Excludes $13.4 billion, $17.1 billion and $34.0 billion of third-party mortgage loans serviced at December 31, 2020, September 30, 2020 and June 30, 2020, respectively.
(b)The weighted average LTV ratio of residential real estate loans under payment deferral at December 31, 2020 was 57%.
(c)Excludes risk-rated business banking and auto dealer loans held in CCB and auto operating lease assets that were still under payment deferral programs as of December 31, 2020, September 30, 2020 and June 30, 2020. Auto operating lease asset payment assistance is currently offering one month payment deferral (initially offered three month payment deferral). Deferrals do not extend the term of the lease and all deferred payments are due at the end of the lease term.
(d)Includes $3.8 billion, $3.8 billion and $5.7 billion of loans that were accounted for as TDRs prior to payment deferral as of December 31, 2020, September 30, 2020 and June 30, 2020, respectively.
(e)Represents the unpaid principal balance of retained loans which were still under payment deferral programs, divided by the total unpaid principal balance of the respective loan classes retained loans.
(f)85% of the balance that exited deferral were current at December 31, 2020.
Of the $10.7 billion of loans still under payment deferral programs as of December 31, 2020, approximately $4.0 billion were accounted for as TDRs, either because they were accounted for as TDRs prior to payment deferral, or because they did not qualify for or the Firm did not elect the option to suspend TDR accounting guidance provided by the CARES Act and extended by the Consolidated Appropriations Act. A portion of the remaining $6.7 billion of loans could become TDRs in future periods, depending on the nature and timing of further modifications or payment arrangements offered to these borrowers. If the remaining $6.7 billion of loans were considered TDRs, the Firm estimates that it would result in an increase in standardized RWA of as much as $2.5 billion.
Predominantly all borrowers, including those accounted for as TDRs, were current upon enrollment in payment deferral programs and are expected to exit payment deferral programs in a current status, either because no payments are contractually due during the deferral period or because payments originally contractually due during the deferral period will be due at maturity upon exit. For those borrowers that are unable to resume making payments in accordance with the original or modified contractual terms of their agreements upon exit from deferral programs, they will be placed on nonaccrual status in line with the Firm’s nonaccrual policy, except for credit cards as permitted by regulatory guidance, and charged off or down in accordance with the Firm’s charge-off policies. Refer to Note 12 for additional information on the Firm’s nonaccrual and charge-off policies.

116	JPMorgan Chase & Co./2020 Form 10-K

Consumer, excluding credit card
Portfolio analysis
Loan balances were flat from December 31, 2019 as PPP loan originations in Business Banking were offset by lower residential real estate loans, reflecting paydowns.
The following discussions provide information concerning individual loan products. Refer to Note 12 for further information about this portfolio, including information about delinquencies, loan modifications and other credit quality indicators.
Residential real estate: The residential real estate portfolio, including loans held-for-sale and loans at fair value, predominantly consists of prime mortgage loans and home equity lines of credit. The portfolio decreased from December 31, 2019 driven by paydowns largely offset by originations of prime mortgage loans that have been retained on the balance sheet. The 30+ delinquency rate decreased to 0.98% at December 31, 2020, from 1.35% at December 31, 2019, primarily due to payment assistance and government stimulus. Nonaccrual loans increased from December 31, 2019 due primarily to loans placed on nonaccrual status related to the impact of the COVID-19 pandemic as well as the adoption of CECL, as PCD loans became subject to nonaccrual treatment. Net recoveries for the year ended December 31, 2020 were higher when compared with the prior year as the current year benefited from a recovery on a loan sale.
The carrying value of home equity lines of credit outstanding was $23.7 billion at December 31, 2020. This amount included $8.6 billion of HELOCs that have recast from interest-only to fully amortizing payments or have been modified and $7.7 billion of interest-only balloon HELOCs, which primarily mature after 2030. The Firm manages the risk of HELOCs during their revolving period by closing or reducing the undrawn line to the extent permitted by law when borrowers are exhibiting a material deterioration in their credit risk profile.
At December 31, 2020 and 2019, the carrying value of interest-only residential mortgage loans were $25.6 billion and $22.5 billion, respectively. These loans have an interest-only payment period generally followed by an adjustable-rate or fixed-rate fully amortizing payment period to maturity and are typically originated as higher-balance loans to higher-income borrowers, predominantly in AWM. The net charge-off rate for the year ended December 31, 2020 was consistent with the rate of the broader residential mortgage portfolio as the performance of this portfolio is generally in line with the performance of the broader residential mortgage portfolio.
The following table provides a summary of the Firm’s
residential mortgage portfolio insured and/or guaranteed
by U.S. government agencies, predominantly loans held-for-sale and loans at fair value. The Firm monitors its exposure to certain potential unrecoverable claim payments related to government-insured loans and considers this exposure in estimating the allowance for loan losses.

(in millions)	December 31, 2020	December 31, 2019
Current	$669	$1,432
30-89 days past due	235	704
90 or more days past due	874	1,090
Total government guaranteed loans(a)	$1,778	$3,226
(a)In the third quarter of 2020, the Firm reclassified certain fair value option elected lending-related positions from trading assets to loans. Prior-period amounts have been revised to conform with the current presentation.
Geographic composition and current estimated loan-to-value ratio of residential real estate loans
At December 31, 2020, $146.6 billion, or 65% of the total retained residential real estate loan portfolio, excluding mortgage loans insured by U.S. government agencies, were concentrated in California, New York, Florida, Texas and Illinois, compared with $157.9 billion, or 65%, at December 31, 2019.
Average current estimated loan-to-value (“LTV”) ratios have declined consistent with recent improvements in home prices, customer pay-downs, and charge-offs or liquidations of higher LTV loans.
Refer to Note 12 for information on the geographic composition and current estimated LTVs of the Firm’s residential real estate loans.

JPMorgan Chase & Co./2020 Form 10-K	117

Management’s discussion and analysis

Modified residential real estate loans
The following table presents information relating to modified retained residential real estate loans for which concessions have been granted to borrowers experiencing financial difficulty, which include both TDRs and modified loans accounted for as PCI loans prior to the adoption of CECL. The following table does not include loans with short-term or other insignificant modifications that are not considered concessions and, therefore, are not TDRs, or loans for which the Firm has elected to apply the option to suspend the application of accounting guidance for TDRs as provided by the CARES Act and extended by the Consolidated Appropriations Act. Refer to Note 12 for further information on modifications for the years ended December 31, 2020 and 2019.

(in millions)	December 31, 2020	December 31, 2019
Retained loans(a)	$15,406	5,926
PCI loans	NA	12,372	(d)
Nonaccrual retained loans(b)(c)	$3,899	2,332
(a)At December 31, 2020 and 2019, $7 million and $14 million, respectively, of loans modified subsequent to repurchase from Ginnie Mae in accordance with the standards of the appropriate government agency (i.e., Federal Housing Administration (“FHA”), U.S. Department of Veterans Affairs (“VA”), Rural Housing Service of the U.S. Department of Agriculture (“RHS”)) are not included in the table above. When such loans perform subsequent to modification in accordance with Ginnie Mae guidelines, they are generally sold back into Ginnie Mae loan pools. Modified loans that do not re-perform become subject to foreclosure. Refer to Note 14 for additional information about sales of loans in securitization transactions with Ginnie Mae.
(b)At December 31, 2020 and 2019, nonaccrual loans included $3.0 billion and $1.9 billion, respectively, of TDRs for which the borrowers were less than 90 days past due. Refer to Note 12 for additional information about loans modified in a TDR that are on nonaccrual status.
(c)At December 31, 2020, nonaccrual loans included $1.3 billion of PCD loans. Prior to the adoption of CECL, nonaccrual loans excluded PCI loans as the Firm recognized interest income on each pool of PCI loans as each of the pools was performing.
(d)Amount represents the unpaid principal balance of modified PCI loans at December 31, 2019, which were moved to retained loans upon the adoption of CECL.
Auto and other: The auto and other loan portfolio predominantly consists of prime-quality scored auto and business banking loans, as well as overdrafts. The portfolio increased when compared with December 31, 2019, predominantly due to PPP loan originations of $21.9 billion in Business Banking of which $19.2 billion remained outstanding at December 31, 2020 as well as from growth in the auto portfolio from loan originations, partially offset by paydowns and charge-offs or liquidation of delinquent loans. The 30+ delinquency rate decreased to 0.60% at December 31, 2020, from 1.31% at December 31, 2019, primarily due to payment assistance and government stimulus, as well as PPP loan originations as these loans are all considered current. The scored auto portfolio net charge-off rates were 0.25% and 0.44% for the years ended December 31, 2020 and 2019, respectively. Auto charge-offs for the year ended December 31, 2020 benefited from payment assistance programs and high vehicle collateral values.
Nonperforming assets
The following table presents information as of December 31, 2020 and 2019, about consumer, excluding credit card, nonperforming assets.

Nonperforming assets(a)
December 31, (in millions)	2020	2019
Nonaccrual loans
Residential real estate(b)(c)(d)	$6,316	$3,220
Auto and other	151	146
Total nonaccrual loans	6,467	3,366
Assets acquired in loan satisfactions
Real estate owned(e)	131	229
Other	21	24
Total assets acquired in loan satisfactions	152	253
Total nonperforming assets	$6,619	$3,619
(a)At December 31, 2020 and 2019, nonperforming assets excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $874 million and $1.1 billion, respectively, and REO insured by U.S. government agencies of $9 million and $41 million, respectively. Prior-period amount of mortgage loans 90 or more days past due and insured by U.S. government agencies excluded from nonperforming assets has been revised to conform with the current presentation; refer to footnote (b) for additional information. These amounts have been excluded based upon the government guarantee.
(b)In the third quarter of 2020, the Firm reclassified certain fair value option elected lending-related positions from trading assets to loans. Prior-period amounts have been revised to conform with the current presentation.
(c)Generally excludes loans under payment deferral programs offered in response to the COVID-19 pandemic. Includes loans to customers that have exited COVID-19 payment deferral programs and are 90 or more days past due, predominantly all of which were also at least 150 days past due and therefore considered collateral-dependent. Collateral-dependent loans are charged down to the lower of amortized cost or fair value of the underlying collateral less costs to sell.
(d)At December 31, 2020, nonaccrual loans included $1.6 billion of PCD loans. Prior to the adoption of CECL, nonaccrual loans excluded PCI loans as the Firm recognized interest income on each pool of PCI loans as each of the pools was performing.
(e)Prior-period amount has been revised to conform with the current presentation.

118	JPMorgan Chase & Co./2020 Form 10-K

Nonaccrual loans
The following table presents changes in consumer, excluding credit card, nonaccrual loans for the years ended December 31, 2020 and 2019.

Nonaccrual loan activity(a)
Year ended December 31,
(in millions)	2020		2019
Beginning balance	$3,366		$3,853
Additions:
PCD loans, upon adoption of CECL	708		NA
Other additions	5,184	(c)	2,174
Total additions	5,892		2,174
Reductions:
Principal payments and other(b)	983		1,167
Charge-offs	390		371
Returned to performing status	1,024		751
Foreclosures and other liquidations	394		372
Total reductions	2,791		2,661
Net changes	3,101		(487)
Ending balance	$6,467		$3,366
(a)In the third quarter of 2020, the Firm reclassified certain fair value option elected lending-related positions from trading assets to loans. Prior-period amounts have been revised to conform with the current presentation.
(b)Other reductions includes loan sales.
(c)Includes loans to customers that have exited COVID-19 payment deferral programs and are 90 or more days past due, predominantly all of which were also at least 150 days past due and therefore considered collateral-dependent. Collateral-dependent loans are charged down to the lower of amortized cost or fair value of the underlying collateral less costs to sell.
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

(in millions, except ratios)	December 31, 2020	December 31, 2019
Loan delinquency(a)
Current	$16,036	$18,571
30-149 days past due	432	970
150 or more days past due(b)	573	822
Total PCD loans	$17,041	$20,363

% of 30+ days past due to total retained PCD loans	5.90%	8.80%
Nonaccrual loans(c)	$1,609	NA

(in millions, except ratios)	Twelve months ended December 31, 2020
Net charge-offs	$74
Net charge-off rate	0.39%
(a)At December 31, 2020, loans under payment deferral programs offered in response to the COVID-19 pandemic which are still within their deferral period and performing according to their modified terms are generally not considered delinquent.
(b)Includes loans to customers that have exited COVID-19 payment deferral programs and are 150 or more days past due and therefore considered collateral-dependent. Collateral dependent loans are charged down to the lower of amortized cost or fair value of the underlying collateral less costs to sell.
(c)Includes loans to customers that have exited COVID-19 payment deferral programs and are 90 or more days past due, predominantly all of which were also at least 150 days past due and therefore considered collateral-dependent.

JPMorgan Chase & Co./2020 Form 10-K	119

Management’s discussion and analysis

Credit card
Total credit card loans decreased from December 31, 2019 reflecting a decline in sales volume that began in March as a result of the impact of the COVID-19 pandemic. The December 31, 2020 30+ and 90+ day delinquency rates of 1.68% and 0.92%, respectively, decreased compared to the December 31, 2019 30+ and 90+ day delinquency rates of 1.87% and 0.95%, respectively. The delinquency rates were positively impacted by borrowers who received payment assistance and government stimulus. Net charge-offs decreased for the year ended December 31, 2020 compared with the prior year reflecting lower charge-offs and higher recoveries primarily benefiting from payment assistance and government stimulus.
Consistent with the Firm’s policy, all credit card loans typically remain on accrual status until charged off. However, the Firm’s allowance for loan losses includes the estimated uncollectible portion of accrued and billed interest and fee income. Refer to Note 12 for further information about this portfolio, including information about delinquencies.
Geographic and FICO composition of credit card loans
At December 31, 2020, $65.0 billion, or 45% of the total retained credit card loan portfolio, was concentrated in California, Texas, New York, Florida and Illinois, compared with $77.5 billion, or 46%, at December 31, 2019. Refer to Note 12 for additional information on the geographic and FICO composition of the Firm’s credit card loans.
Modifications of credit card loans
At December 31, 2020, the Firm had $1.4 billion of credit card loans outstanding that have been modified in TDRs, which does not include loans with short-term or other insignificant modifications that are not considered TDRs, compared to $1.5 billion at December 31, 2019. Refer to Note 12 for additional information about loan modification programs for borrowers.

120	JPMorgan Chase & Co./2020 Form 10-K

WHOLESALE CREDIT PORTFOLIO
In its wholesale businesses, the Firm is exposed to credit risk primarily through its underwriting, lending, market-making, and hedging activities with and for clients and counterparties, as well as through various operating services (such as cash management and clearing activities), securities financing activities and cash placed with banks. A portion of the loans originated or acquired by the Firm’s wholesale businesses is generally retained on the balance sheet. The Firm distributes a significant percentage of the loans that it originates into the market as part of its syndicated loan business and to manage portfolio concentrations and credit risk. The wholesale portfolio is actively managed, in part by conducting ongoing, in-depth reviews of client credit quality and transaction structure inclusive of collateral where applicable, and of industry, product and client concentrations. Refer to the industry discussion on pages 123-127 for further information.
The Firm’s wholesale credit portfolio includes exposure held in CIB, CB, AWM and Corporate, as well as risk-rated business banking and auto dealer exposures held in CCB for which the wholesale methodology is applied when determining the allowance for credit losses.
In 2020, the impacts of the COVID-19 pandemic resulted in broad-based credit deterioration and an increase in the allowance for credit losses. As of December 31, 2020, the investment-grade percentage of the portfolio decreased from 74% to 71%, and criticized exposure increased $26.5 billion from $15.1 billion to $41.6 billion. The increase in criticized exposure was largely driven by downgrades in Consumer & Retail, Oil & Gas and Real Estate, and to a lesser extent, net portfolio activity in Technology, Media & Telecommunications. The continuation or worsening of the effects of the COVID-19 pandemic on the macroeconomic environment could result in further impacts to credit quality metrics, including investment-grade percentages, as well as to criticized and nonperforming exposures and charge-offs.
As of December 31, 2020 retained loans were up $33.3 billion predominantly driven by AWM and CIB, and lending-related commitments were up $32.4 billion, predominantly driven by CIB and CB.

Wholesale credit portfolio
December 31, (in millions)	Credit exposure		Nonperforming(f)
	2020	2019	2020	2019
Loans retained	$514,947	$481,678	$3,318	$1,057
Loans held-for-sale	5,784	4,062	284	5
Loans at fair value (a)	29,327	25,139	504	209
Loans – reported	550,058	510,879	4,106	1,271
Derivative receivables	79,630	49,766	56	30
Receivables from customers(b)	47,710	33,706	—	—
Total wholesale credit-related assets	677,398	594,351	4,162	1,301
Assets acquired in loan satisfactions
Real estate owned (c)	NA	NA	125	115
Other	NA	NA	—	19
Total assets acquired in loan satisfactions	NA	NA	125	134
Lending-related commitments (a)	449,863	417,510	577	474
Total wholesale credit portfolio	$1,127,261	$1,011,861	$4,864	$1,909
Credit derivatives used in credit portfolio management activities(c)(d)	$(22,239)	$(18,530)	$—	$—
Liquid securities and other cash collateral held against derivatives(e)	(14,806)	(13,052)	NA	NA
(a)In the third quarter of 2020, the Firm reclassified certain fair value option elected lending-related positions from trading assets to loans, which resulted in a corresponding reclassification of certain off-balance sheet commitments. Prior-period amounts have been revised to conform with the current presentation.
(b)Receivables from customers reflect held-for-investment margin loans to brokerage clients in CIB, CCB and AWM; these are reported within accrued interest and accounts receivable on the Consolidated balance sheets.
(c)Prior-period amounts have been revised to conform with the current presentation.
(d)Represents the net notional amount of protection purchased and sold through credit derivatives used to manage both performing and nonperforming wholesale credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. Refer to Credit derivatives on page 131 and Note 5 for additional information.
(e)In the fourth quarter of 2020, the Firm refined its approach for disclosing additional collateral held by the Firm that may be used as security when the fair value of the client’s exposure is in the Firm’s favor. Prior-period amounts have been revised to conform with the current presentation.
(f)Loans that were modified in response to the COVID-19 pandemic continue to be risk-rated in accordance with the Firm’s overall credit risk management framework. As of December 31, 2020, predominantly all of these loans were considered performing.

JPMorgan Chase & Co./2020 Form 10-K	121

Management’s discussion and analysis

Wholesale assistance
In March 2020, the Firm began providing assistance to clients in response to the COVID-19 pandemic, predominantly in the form of payment deferrals and covenant modifications.
As of December 31, 2020, the Firm had approximately $1.6 billion of retained loans still under payment deferral, which has decreased approximately $4.6 billion from the third quarter, and $15.1 billion from the second quarter. Predominantly all clients that exited deferral are current or have paid down their loans, and the Firm has not experienced significant new payment deferral requests. The Firm continues to monitor the credit risk associated with loans subject to deferrals throughout the deferral period and on an ongoing basis after the borrowers are required to resume making regularly scheduled payments and considers expected losses of principal and accrued interest on these loans in its allowance for credit losses.

(in millions, except ratios)	December 31, 2020			September 30, 2020	June 30, 2020
Industry	Loan balance	Percent of total industry loan balance(a)	IG percentage of loan balance in payment deferral	Loan balance	Loan balance
Real Estate	$550	0.46%	36%	$4,385	$5,211
Individuals and Individual Entities	402	0.37	4	691	809
Transportation	394	5.99	92	346	294
Consumer & Retail	82	0.21	2	413	690
Automotive	22	0.13	—	15	8,827
Industrials	19	0.09	—	91	335
Healthcare	7	0.04	—	100	300
All Other industries	147	0.08	99	233	309
Total wholesale	$1,623	0.32%	45%	$6,274	$16,775
(a)Represents the balance of the retained loans which were still under payment deferral, divided by the respective industry total retained loans balance.
In addition, the Firm granted assistance in the form of covenant modifications. These types of assistance, both payment deferrals and covenant modifications, are generally not reported as TDRs, either because the modifications were insignificant or they qualified for the option to suspend the application of accounting guidance for TDRs as provided by the CARES Act and extended by the Consolidated Appropriations Act. A portion of the $1.6 billion of loans under payment deferral as December 31,
2020 could become TDRs in future periods, depending on the nature and timing of further modifications or payment arrangements offered to these borrowers. If the $1.6 billion of loans under payment deferral were considered TDRs, the Firm estimates that it would result in an increase in standardized RWA of as much as $500 million. Loans under assistance continue to be risk-rated in accordance with the Firm’s overall credit risk management framework. As of December 31, 2020, predominantly all of these loans were considered performing.
Wholesale credit exposure – maturity and ratings profile
The following tables present the maturity and internal risk ratings profiles of the wholesale credit portfolio as of December 31, 2020 and 2019. The Firm generally considers internal ratings with qualitative characteristics equivalent to BBB-/Baa3 or higher as investment grade, and takes into consideration collateral and structural support when determining the internal risk rating for each credit facility. Refer to Note 12 for further information on internal risk ratings.

	Maturity profile(g)				Ratings profile
	1 year or less	1 year through 5 years	After 5 years	Total			Total	Total % of IG
December 31, 2020 (in millions, except ratios)					Investment-grade	Noninvestment-grade
Loans retained	$183,969	$197,905	$133,073	$514,947	$379,273	$135,674	$514,947	74%
Derivative receivables				79,630			79,630
Less: Liquid securities and other cash collateral held against derivatives(b)				(14,806)			(14,806)
Total derivative receivables, net of collateral	18,456	17,599	28,769	64,824	38,941	25,883	64,824	60
Lending-related commitments(c)	116,950	315,179	17,734	449,863	312,694	137,169	449,863	70
Subtotal	319,375	530,683	179,576	1,029,634	730,908	298,726	1,029,634	71
Loans held-for-sale and loans at fair value(c)(d)				35,111			35,111
Receivables from customers				47,710			47,710
Total exposure – net of liquid securities and other cash collateral held against derivatives				$1,112,455			$1,112,455
Credit derivatives used in credit portfolio management activities(e)(f)	$(6,190)	$(13,223)	$(2,826)	$(22,239)	$(17,860)	$(4,379)	$(22,239)	80%

122	JPMorgan Chase & Co./2020 Form 10-K

	Maturity profile(g)				Ratings profile
	1 year or less	1 year through 5 years	After 5 years	Total			Total	Total % of IG
December 31, 2019 (in millions, except ratios)					Investment-grade	Noninvestment-grade
Loans retained(a)	$159,006	$186,256	$136,416	$481,678	$363,444	$118,234	$481,678	75%
Derivative receivables				49,766			49,766
Less: Liquid securities and other cash collateral held against derivatives(b)				(13,052)			(13,052)
Total derivative receivables, net of collateral	7,136	7,569	22,009	36,714	29,416	7,298	36,714	80
Lending-related commitments(a)(c)	87,577	312,939	16,994	417,510	296,702	120,808	417,510	71
Subtotal	253,719	506,764	175,419	935,902	689,562	246,340	935,902	74
Loans held-for-sale and loans at fair value(c)(d)				29,201			29,201
Receivables from customers				33,706			33,706
Total exposure – net of liquid securities and other cash collateral held against derivatives				$998,809			$998,809
Credit derivatives used in credit portfolio management activities(a)(e)(f)	$(5,412)	$(10,031)	$(3,087)	$(18,530)	$(16,724)	$(1,806)	$(18,530)	90%
(a)Prior-period amounts have been revised to conform with the current presentation.
(b)In the fourth quarter of 2020, the Firm refined its approach for disclosing additional collateral held by the Firm that may be used as security when the fair value of the client’s exposure is in the Firm’s favor. Prior-period amounts have been revised to conform with the current presentation.
(c)In the third quarter of 2020, the Firm reclassified certain fair value option elected lending-related positions from trading assets to loans, which resulted in a corresponding reclassification of certain off-balance sheet commitments. Prior-period amounts have been revised to conform with the current presentation.
(d)Represents loans held-for-sale, primarily related to syndicated loans and loans transferred from the retained portfolio, and loans at fair value.
(e)These derivatives do not qualify for hedge accounting under U.S. GAAP.
(f)The notional amounts are presented on a net basis by underlying reference entity and the ratings profile shown is based on the ratings of the reference entity on which protection has been purchased. Predominantly all of the credit derivatives entered into by the Firm where it has purchased protection used in credit portfolio management activities are executed with investment-grade counterparties.
(g)The maturity profile of retained loans, lending-related commitments and derivative receivables is generally based on remaining contractual maturity. Derivative contracts that are in a receivable position at December 31, 2020, may become payable prior to maturity based on their cash flow profile or changes in market conditions.

Wholesale credit exposure – industry exposures
The Firm focuses on the management and diversification of its industry exposures, and pays particular attention to industries with actual or potential credit concerns.
Exposures deemed criticized align with the U.S. banking regulators’ definition of criticized exposures, which consist of the special mention, substandard and doubtful categories. Total criticized exposure excluding loans held-for-sale and loans at fair value, was $41.6 billion at December 31, 2020, compared with $15.1 billion at December 31, 2019, representing approximately 4.0% and 1.5% of total wholesale credit exposure, respectively. The increase in total criticized exposure was largely driven by downgrades in Consumer & Retail, Oil & Gas and Real Estate due to impacts from the COVID-19 pandemic, and to a lesser extent, net portfolio activity in Technology, Media & Telecommunications. Predominantly all of the $41.6 billion was performing and largely undrawn.

JPMorgan Chase & Co./2020 Form 10-K	123

Management’s discussion and analysis

The table below summarizes by industry the Firm’s exposures as of December 31, 2020 and 2019. The industry of risk category is generally based on the client or counterparty’s primary business activity. Refer to Note 4 for additional information on industry concentrations.

Wholesale credit exposure – industries(a)
						Selected metrics
						30 days or more past due and accruing loans(h)	Net charge-offs/ (recoveries)	Credit derivative hedges(i)	Liquid securities and other cash collateral held against derivative receivables(k)
			Noninvestment-grade
	Credit exposure(f)(g)	Investment- grade(g)	Noncriticized(g)	Criticized performing	Criticized nonperforming
As of or for the year ended December 31, 2020 (in millions)
Real Estate	$148,498	$116,124	$27,576	$4,294	$504	$374	$94	$(110)	$—
Individuals and Individual Entities(b)	122,870	107,266	14,688	227	689	1,570	(17)	—	—
Consumer & Retail	108,437	57,580	41,624	8,852	381	203	55	(381)	(5)
Technology, Media & Telecommunications	72,150	36,435	27,770	7,738	207	10	73	(934)	(56)
Asset Managers	66,573	57,582	8,885	85	21	19	1	—	(4,685)
Industrials	66,470	37,512	26,881	1,852	225	278	70	(658)	(61)
Healthcare	60,118	44,901	13,356	1,684	177	96	104	(378)	(191)
Banks & Finance Cos	54,032	35,115	17,820	1,045	52	20	13	(555)	(1,648)
Automotive	43,331	25,548	15,575	2,149	59	152	22	(434)	—
Oil & Gas	39,159	18,456	14,969	4,952	782	11	249	(238)	(4)
State & Municipal Govt(c)	38,286	37,705	574	2	5	41	—	—	(41)
Utilities	30,124	22,451	7,048	571	54	14	(7)	(402)	(1)
Chemicals & Plastics	17,176	10,622	5,703	822	29	6	—	(83)	—
Central Govt	17,025	16,652	373	—	—	—	—	(8,364)	(982)
Transportation	16,232	7,549	6,340	2,137	206	30	117	(83)	(26)
Metals & Mining	15,542	5,958	8,699	704	181	8	16	(141)	(13)
Insurance	13,141	10,177	2,960	3	1	7	—	—	(1,771)
Securities Firms	8,048	6,116	1,927	1	4	—	18	(49)	(3,423)
Financial Markets Infrastructure	6,515	6,449	66	—	—	—	—	—	(10)
All other(d)	100,713	84,650	15,185	504	374	83	(9)	(9,429)	(1,889)
Subtotal	$1,044,440	$744,848	$258,019	$37,622	$3,951	$2,922	$799	$(22,239)	$(14,806)
Loans held-for-sale and loans at fair value	35,111
Receivables from customers	47,710
Total(e)	$1,127,261

124	JPMorgan Chase & Co./2020 Form 10-K

						Selected metrics
						30 days or more past due and accruing loans	Net charge-offs/ (recoveries)	Credit derivative hedges(i)		Liquid securities and other cash collateral held against derivative receivables(k)
			Noninvestment-grade
	Credit exposure(f)(g)	Investment- grade(g)	Noncriticized(g)	Criticized performing	Criticized nonperforming
As of or for the year ended December 31, 2019 (in millions)
Real Estate	$150,919	$121,625	$27,779	$1,457	$58	$104	$13	$(100)		$—
Individuals and Individual Entities(b)	105,027	93,181	11,617	192	37	388	33	—		(287)
Consumer & Retail	106,986	58,704	45,806	2,261	215	118	124	(235)		(5)
Technology, Media & Telecommunications	60,033	35,878	21,066	2,953	136	27	27	(658)		(13)
Asset Managers	54,304	47,569	6,716	6	13	18	—	—		(4,410)
Industrials	62,483	39,434	21,673	1,157	219	172	48	(746)		(1)
Healthcare	50,824	36,988	12,544	1,141	151	108	14	(405)		(144)
Banks & Finance Cos	50,786	34,941	15,031	808	6	—	—	(834)		(1,419)
Automotive	35,118	24,255	10,246	615	2	8	1	(194)		—
Oil & Gas	41,641	22,244	17,823	995	579	—	98	(429)		(6)
State & Municipal Govt(c)	30,095	29,586	509	—	—	33	7	—		(16)
Utilities	34,843	22,213	12,316	301	13	2	39	(414)		(34)
Chemicals & Plastics	17,499	12,033	5,243	221	2	5	—	(10)		(13)
Central Govt	14,865	14,524	341	—	—	—	—	(9,018)		(850)
Transportation	14,497	8,734	5,336	353	74	30	8	(37)		(37)
Metals & Mining	15,586	7,095	7,789	661	41	2	(1)	(33)		(2)
Insurance	12,348	9,458	2,867	19	4	3	—	(36)		(1,790)
Securities Firms	7,381	6,010	1,344	27	—	—	—	(48)		(3,088)
Financial Markets Infrastructure	4,121	3,969	152	—	—	—	—	—		(4)
All other(d)	79,598	73,453	5,722	412	11	4	4	(5,333)	(j)	(933)
Subtotal	$948,954	$701,894	$231,920	$13,579	$1,561	$1,022	$415	$(18,530)		$(13,052)
Loans held-for-sale and loans at fair value	29,201
Receivables from customers	33,706
Total(e)	$1,011,861
(a)The industry rankings presented in the table as of December 31, 2019, are based on the industry rankings of the corresponding exposures at December 31, 2020, not actual rankings of such exposures at December 31, 2019.
(b)Individuals and Individual Entities predominantly consists of Wealth Management clients within AWM and includes exposure to personal investment companies and personal and testamentary trusts.
(c)In addition to the credit risk exposure to states and municipal governments (both U.S. and non-U.S.) at December 31, 2020 and 2019, noted above, the Firm held: $7.2 billion and $6.5 billion, respectively, of trading assets; $20.4 billion and $29.8 billion, respectively, of AFS securities; and $12.8 billion and $4.8 billion, respectively, of HTM securities, issued by U.S. state and municipal governments. Refer to Note 2 and Note 10 for further information.
(d)All other includes: SPEs and Private education and civic organizations, representing approximately 92% and 8%, respectively, at December 31, 2020 and 90% and 10%, respectively, at December 31, 2019 .
(e)Excludes cash placed with banks of $516.9 billion and $254.0 billion, at December 31, 2020 and 2019, respectively, which is predominantly placed with various central banks, primarily Federal Reserve Banks.
(f)Credit exposure is net of risk participations and excludes the benefit of credit derivatives used in credit portfolio management activities held against derivative receivables or loans and liquid securities and other cash collateral held against derivative receivables.
(g)In the third quarter of 2020, the Firm reclassified certain fair value option elected lending-related positions from trading assets to loans, which resulted in a corresponding reclassification of certain off-balance sheet commitments. Prior-period amounts have been revised to conform with the current presentation.
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
(k)In the fourth quarter of 2020, the Firm refined its approach for disclosing additional collateral held by the Firm that may be used as security when the fair value of the client’s exposure is in the Firm’s favor. Prior-period amounts have been revised to conform with the current presentation.

JPMorgan Chase & Co./2020 Form 10-K	125

Management’s discussion and analysis

Presented below is additional detail on certain of the Firm’s largest industry exposures and/or certain industries which present potential heightened credit concerns.
Real Estate
Real Estate exposure was $148.5 billion as of December 31, 2020, of which $85.6 billion was multifamily lending as shown in the table below. During the year ended December 31, 2020, the following changes were primarily driven by impacts from the COVID-19 pandemic:
•the investment-grade portion of the Real Estate portfolio decreased from 81% to 78%.
•the drawn percentage of this portfolio increased from 78% to 80%
•criticized exposure increased by $3.3 billion from $1.5 billion to $4.8 billion

	December 31, 2020
(in millions, except ratios)	Loans and Lending-related Commitments(d)	Derivative Receivables	Credit exposure	% Investment-grade	% Drawn(e)
Multifamily(a)	$85,368	$183	$85,551	85%	92%
Office	16,372	475	16,847	76	70
Other Income Producing Properties(b)	13,435	421	13,856	76	55
Retail	10,573	199	10,772	60	69
Services and Non Income Producing	9,242	22	9,264	62	47
Industrial	9,039	69	9,108	76	73
Lodging	3,084	16	3,100	24	57
Total Real Estate Exposure(c)	147,113	1,385	148,498	78	80

	December 31, 2019
(in millions, except ratios)	Loans and Lending-related Commitments(d)	Derivative Receivables	Credit exposure	% Investment- grade	% Drawn(e)
Multifamily(a)	$86,381	$58	$86,439	91%	92%
Office	15,734	231	15,965	80	70
Other Income Producing Properties(b)	14,372	181	14,553	48	45
Retail	11,347	87	11,434	83	68
Services and Non Income Producing	9,922	19	9,941	57	47
Industrial	8,842	24	8,866	74	75
Lodging	3,702	19	3,721	51	38
Total Real Estate Exposure	150,300	619	150,919	81	78
(a)Multifamily exposure is largely in California.
(b)Other Income Producing Properties consists of clients with diversified property types or other property types outside of multifamily, office, retail, industrial and lodging with less material exposures.
(c)Real Estate exposure is approximately 80% secured; unsecured exposure is approximately 78% investment-grade.
(d)In the third quarter of 2020, the Firm reclassified certain fair value option elected lending-related positions from trading assets to loans, which resulted in a corresponding reclassification of certain off-balance sheet commitments. Prior-period amounts have been revised to conform with the current presentation.
(e)Represents drawn exposure as a percentage of credit exposure.

126	JPMorgan Chase & Co./2020 Form 10-K

Consumer & Retail
Consumer & Retail exposure was $108.4 billion as of December 31, 2020, and predominantly included Retail, Food and Beverage, and Business and Consumer Services as shown in the table below. During the year ended December 31, 2020, the following changes were primarily driven by impacts from the COVID-19 pandemic:
•the investment-grade portion of the Consumer & Retail portfolio decreased from 55% to 53%
•the drawn percentage of this portfolio increased from 35% to 36%
•criticized exposure increased by $6.7 billion from $2.5 billion to $9.2 billion

	December 31, 2020
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment-grade	% Drawn(d)
Retail(a)	$32,486	$887	$33,373	52%	33%
Food and Beverage	28,012	897	28,909	62	33
Business and Consumer Services	24,760	599	25,359	52	41
Consumer Hard Goods	12,937	178	13,115	59	36
Leisure(b)	7,440	241	7,681	18	43
Total Consumer & Retail(c)	105,635	2,802	108,437	53	36

	December 31, 2019
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment- grade	% Drawn(d)
Retail(a)	$29,290	$294	$29,584	54%	37%
Food and Beverage	27,956	625	28,581	67	36
Business and Consumer Services	24,242	249	24,491	51	37
Consumer Hard Goods	13,144	109	13,253	65	35
Leisure(b)	10,930	147	11,077	21	19
Total Consumer & Retail	105,562	1,424	106,986	55	35
(a)Retail consists of Home Improvement & Specialty Retailers, Restaurants, Supermarkets, Discount & Drug Stores, Specialty Apparel and Department Stores.
(b)Leisure consists of Gaming, Arts & Culture, Travel Services and Sports & Recreation. As of December 31, 2020 approximately 75% of the noninvestment-grade Leisure portfolio is secured.
(c)Approximately 80% of the noninvestment-grade portfolio is secured.
(d)Represents drawn exposure as a percent of credit exposure.
Oil & Gas
Oil & Gas exposure was $39.2 billion as of December 31, 2020, including $19.3 billion of Exploration & Production and Oil field Services as shown in the table below. During the year ended December 31, 2020, the following changes were driven by lower oil prices and impacts from the COVID-19 pandemic:
•the investment-grade portion of the Oil & Gas portfolio decreased from 53% to 47%
•criticized exposure increased by $4.1 billion from $1.6 billion to $5.7 billion

	December 31, 2020
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment-grade	% Drawn(c)
Exploration & Production ("E&P") and Oil field Services	$18,228	$1,048	$19,276	32%	37%
Other Oil & Gas(a)	19,288	595	19,883	62	21
Total Oil & Gas(b)	37,516	1,643	39,159	47	29

	December 31, 2019
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment- grade	% Drawn(c)
Exploration & Production ("E&P") and Oil field Services	$22,543	$646	$23,189	38%	38%
Other Oil & Gas(a)	18,246	206	18,452	73	23
Total Oil & Gas(b)	40,789	852	41,641	53	31
(a)Other Oil & Gas includes Integrated Oil & Gas companies, Midstream/Oil Pipeline companies and refineries.
(b)Secured lending was $13.2 billion and $15.7 billion at December 31, 2020 and 2019, respectively, approximately half of which is reserve-based lending to the Exploration & Production sub-sector; unsecured exposure is largely investment-grade.
(c)Represents drawn exposure as a percent of credit exposure.

JPMorgan Chase & Co./2020 Form 10-K	127

Management’s discussion and analysis

Loans
In its wholesale businesses, the Firm provides loans to a variety of clients, ranging from large corporate and institutional clients to high-net-worth individuals. Refer to Note 12 for a further discussion on loans, including information about delinquencies, loan modifications and other credit quality indicators.
The following table presents the change in the nonaccrual loan portfolio for the years ended December 31, 2020 and 2019. The increase was driven by downgrades across multiple industries on client credit deterioration, with the largest concentration in Real Estate, predominantly within retail and lodging.

Wholesale nonaccrual loan activity
Year ended December 31, (in millions)	2020	2019
Beginning balance	$1,271	$1,587
Additions(a)	6,753	2,552
Reductions:
Paydowns and other	2,290	1,585
Gross charge-offs	922	425
Returned to performing status	569	652
Sales	137	206
Total reductions	3,918	2,868
Net changes	2,835	(316)
Ending balance	$4,106	$1,271
(a)In the third quarter of 2020, the Firm reclassified certain fair value option elected lending-related positions from trading assets to loans. Prior-period amounts have been revised to conform with the current presentation.
The following table presents net charge-offs/recoveries, which are defined as gross charge-offs less recoveries, for the years ended December 31, 2020 and 2019. The amounts in the table below do not include gains or losses from sales of nonaccrual loans.

Wholesale net charge-offs/(recoveries)
Year ended December 31, (in millions, except ratios)	2020	2019
Loans – reported
Average loans retained	$509,907	$472,628
Gross charge-offs	954	472
Gross recoveries collected	(155)	(57)
Net charge-offs/(recoveries)	799	415
Net charge-off/(recovery) rate	0.16%	0.09%

128	JPMorgan Chase & Co./2020 Form 10-K

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
Receivables from Customers
Receivables from customers reflect held-for-investment margin loans to brokerage clients in CIB, CCB and AWM that are collateralized by assets maintained in the clients’ brokerage accounts (e.g., cash on deposit, liquid and readily marketable debt or equity securities). Because of this collateralization, no allowance for credit losses is generally held against these receivables. To manage its credit risk the Firm establishes margin requirements and monitors the required margin levels on an ongoing basis, and requires clients to deposit additional cash or other collateral, or to reduce positions, when appropriate. These receivables are reported within accrued interest and accounts receivable on the Firm’s Consolidated balance sheets.
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
Derivative contracts
Derivatives enable clients and counterparties to manage risks including credit risk and risks arising from fluctuations in interest rates, foreign exchange, equities, and commodities. The Firm makes markets in derivatives in order to meet these needs and uses derivatives to manage certain risks associated with net open risk positions from its market-making activities, including the counterparty credit risk arising from derivative receivables. The Firm also uses derivative instruments to manage its own credit risk and other market risk exposure. The nature of the counterparty and the settlement mechanism of the derivative affect the credit risk to which the Firm is exposed. For OTC derivatives the Firm is exposed to the credit risk of the derivative counterparty. For exchange-traded derivatives (“ETD”), such as futures and options, and cleared over-the-counter (“OTC-cleared”) derivatives, the Firm can also be exposed to the credit risk of the relevant CCP. Where possible, the Firm seeks to mitigate its credit risk exposures arising from derivative contracts through the use of legally enforceable master netting arrangements and collateral agreements. The percentage of the Firm’s over-the-counter derivative transactions subject to collateral agreements — excluding foreign exchange spot trades, which are not typically covered by collateral agreements due to their short maturity and centrally cleared trades that are settled daily — was approximately 88% and 90% at December 31, 2020 and 2019, respectively. Refer to Note 5 for additional information on the Firm’s use of collateral agreements. Refer to Note 5 for a further discussion of derivative contracts, counterparties and settlement types.
The fair value of derivative receivables reported on the Consolidated balance sheets were $79.6 billion and $49.8 billion at December 31, 2020 and 2019, respectively, with increases in CIB resulting from market movements. Derivative receivables represent the fair value of the derivative contracts after giving effect to legally enforceable master netting agreements and the related cash collateral held by the Firm. In addition, the Firm held liquid securities and other cash collateral that the Firm believes is legally enforceable and may be used as security when the fair value of the client’s exposure is in the Firm’s favor. Liquid securities represents high quality liquid assets as defined in the LCR rule. In management’s view, the appropriate measure of current credit risk should also take into consideration other collateral, which generally represents securities that do not qualify as high quality liquid assets under the LCR rule, but that the Firm believes is legally enforceable. The collateral amounts for each counterparty are limited to the net derivative receivables for the counterparty. The following tables summarize the net derivative receivables and the internal ratings profile for the periods presented.

Derivative receivables
December 31, (in millions)	2020	2019
Total, net of cash collateral	$79,630	$49,766
Liquid securities and other cash collateral held against derivative receivables(a)	(14,806)	(13,052)
Total, net of liquid securities and other cash collateral	$64,824	$36,714
Other collateral held against derivative receivables(a)	(6,022)	(1,837)
Total, net of collateral	$58,802	$34,877
(a)In the fourth quarter of 2020, the Firm refined its approach for disclosing additional collateral held by the Firm that may be used as security when the fair value of the client’s exposure is in the Firm’s favor. Prior-period amounts have been revised to conform with the current presentation.

JPMorgan Chase & Co./2020 Form 10-K	129

Management’s discussion and analysis

Ratings profile of derivative receivables
	2020(a)		2019(a)
December 31, (in millions, except ratios)	Exposure net of collateral	% of exposure net of collateral	Exposure net of collateral	% of exposure net of collateral
Investment-grade	$37,013	63%	$27,851	80%
Noninvestment-grade	21,789	37	7,026	20
Total	$58,802	100%	$34,877	100%
(a)In the fourth quarter of 2020, the Firm refined its approach for disclosing additional collateral held by the Firm that may be used as security when the fair value of the client’s exposure is in the Firm’s favor. Prior-period amounts have been revised to conform with the current presentation.
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
Peak represents a conservative measure of potential derivative exposure, including the benefit of collateral, to a counterparty calculated in a manner that is broadly equivalent to a 97.5% confidence level over the life of the transaction. Peak is the primary measure used by the Firm for setting credit limits for derivative contracts, senior management reporting and derivatives exposure management.
DRE exposure is a measure that expresses the risk of derivative exposure, including the benefit of collateral, on a basis intended to be equivalent to the risk of loan exposures. DRE is a less extreme measure of potential credit loss than Peak and is used as an input for aggregating derivative credit risk exposures with loans and other credit risk.
Finally, AVG is a measure of the expected fair value of the Firm’s derivative exposure, including the benefit of collateral, at future time periods. AVG over the total life of the derivative contract is used as the primary metric for pricing purposes and is used to calculate credit risk capital and CVA, as further described below.
The fair value of the Firm’s derivative receivables incorporates CVA to reflect the credit quality of counterparties. CVA is based on the Firm’s AVG to a counterparty and the counterparty’s credit spread in the credit derivatives market. The Firm believes that active risk management is essential to controlling the dynamic credit risk in the derivatives portfolio. In addition, the Firm’s risk management process takes into consideration the potential impact of wrong-way risk, which is broadly defined as the risk that exposure to a counterparty is positively correlated with the impact of a default by the same counterparty, which could cause exposure to increase at the same time as the counterparty’s capacity to meet its obligations is decreasing. Many factors may influence the nature and magnitude of these correlations over time. To the extent that these correlations are identified, the Firm may adjust the CVA associated with a particular counterparty’s AVG. The Firm risk manages exposure to changes in CVA by entering into credit derivative contracts, as well as interest rate, foreign exchange, equity and commodity derivative contracts.
The below graph shows exposure profiles to the Firm’s current derivatives portfolio over the next 10 years as calculated by the Peak, DRE and AVG metrics. The three measures generally show that exposure will decline after the first year, if no new trades are added to the portfolio.
Exposure profile of derivatives measures
December 31, 2020
(in billions)

130	JPMorgan Chase & Co./2020 Form 10-K

Credit derivatives
The Firm uses credit derivatives for two primary purposes: first, in its capacity as a market-maker, and second, as an end-user, to manage the Firm’s own credit risk associated with various exposures.
Credit portfolio management activities
Included in the Firm’s end-user activities are credit derivatives used to mitigate the credit risk associated with traditional lending activities (loans and lending-related commitments) and derivatives counterparty exposure in the Firm’s wholesale businesses (collectively, “credit portfolio management activities”). Information on credit portfolio management activities is provided in the table below.
The Firm also uses credit derivatives as an end-user to manage other exposures, including credit risk arising from certain securities held in the Firm’s market-making businesses. These credit derivatives are not included in credit portfolio management activities.

Credit derivatives used in credit portfolio management activities
	Notional amount of protection purchased and sold(b)
December 31, (in millions)	2020	2019
Credit derivatives used to manage:
Loans and lending-related commitments	$3,877	$2,047
Derivative receivables (a)	18,362	16,483
Credit derivatives used in credit portfolio management activities	$22,239	$18,530
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

JPMorgan Chase & Co./2020 Form 10-K	131

Management’s discussion and analysis

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
The Firm’s allowance for credit losses comprises:
•the allowance for loan losses, which covers the Firm’s retained loan portfolios (scored and risk-rated) and is presented separately on the Consolidated balance sheets,
•the allowance for lending-related commitments, which is presented on the Consolidated balance sheets in accounts payable and other liabilities, and
•the allowance for credit losses on investment securities, which covers the Firm’s HTM and AFS securities and is recognized within Investment Securities on the Consolidated balance sheets.
The allowance for credit losses increased compared with December 31, 2019, primarily reflecting the deterioration and uncertainty in the macroeconomic environment, in particular in the first half of 2020, as a result of the impact of the COVID-19 pandemic, consisting of:
•a net $7.4 billion addition in consumer, predominantly in the credit card portfolio, and
•a net $4.7 billion addition in wholesale, across the LOBs, impacting multiple industries.
The adoption of CECL on January 1, 2020, resulted in a $4.3 billion addition to the allowance for credit losses.
Discussion of changes in the allowance during 2020
The increase in the allowance for loan losses and lending-related commitments was primarily driven by an increase in the provision for credit losses, reflecting the deterioration in and uncertainty around the future macroeconomic environment as a result of the impact of the COVID-19 pandemic.
As of December 31, 2020, the Firm’s central case reflected U.S. unemployment rates of approximately 7% through the second quarter of 2021 and remaining above 5% until the second half of 2022. This compared with relatively low levels of unemployment of approximately 4% throughout 2020 and 2021 in the Firm’s January 1, 2020 central case.
Further, while the Firm’s January 1, 2020 central case U.S. GDP forecast reflected a 1.7% expansion in 2020, actual U.S. GDP contracted approximately 2.5% in 2020. As of December 31, 2020, the Firm’s central case assumptions reflect a return to pre-pandemic GDP levels in the fourth quarter of 2021.
Due to elevated uncertainty in the near term outlook, driven by the potential for increased infection rates and related lock downs resulting from the pandemic, as well as the prospect that government and other consumer relief measures set to expire may not be extended, the Firm has placed significant weighting on its adverse scenarios. These scenarios incorporate more punitive macroeconomic factors than the central case assumptions, resulting in weighted average U.S. unemployment rates remaining elevated throughout 2021 and 2022, ending the fourth quarter of 2022 at approximately 6%, and in U.S. GDP ending 2022 approximately 0.9% higher than fourth quarter 2019 actual pre-pandemic levels.
The Firm’s central case assumptions reflected U.S. unemployment rates and U.S. real GDP as follows:

	Assumptions at January 1, 2020
	2Q20	4Q20(b)	2Q21
U.S. unemployment rate(a)	3.7%	3.8%	4.0%
Cumulative change in U.S. real GDP from 12/31/2019	0.9%	1.7%	2.4%

	Assumptions at December 31, 2020
	2Q21	4Q21	2Q22
U.S. unemployment rate(a)	6.8%	5.7%	5.1%
Cumulative change in U.S. real GDP from 12/31/2019	(1.9)%	0.6%	2.0%
(a)Reflects quarterly average of forecasted U.S. unemployment rate.
(b)4Q20 actual U.S. unemployment rate (quarterly average) was 6.8%. 4Q20 actual cumulative change in U.S. real GDP from 4Q19 was (2.5%).
Subsequent changes to this forecast and related estimates
will be reflected in the provision for credit losses in future periods. Refer to Note 13 and Note 10 for a description of the policies, methodologies and judgments used to determine the Firm’s allowances for credit losses on loans, lending-related commitments, and investment securities.
Refer to Critical Accounting Estimates Used by the Firm on pages 152-155 for further information on the allowance for credit losses and related management judgments.
Refer to Consumer Credit Portfolio on pages 114-120, Wholesale Credit Portfolio on pages 121-131 and Note 12 for additional information on the consumer and wholesale credit portfolios.

132	JPMorgan Chase & Co./2020 Form 10-K

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

Allowance for credit losses and related information
	2020(d)				2019
Year ended December 31,	Consumer, excluding credit card	Credit card	Wholesale	Total	Consumer, excluding credit card	Credit card	Wholesale	Total
(in millions, except ratios)
Allowance for loan losses
Beginning balance at January 1,	$2,538	$5,683	$4,902	$13,123	$3,434	$5,184	$4,827	$13,445
Cumulative effect of a change in accounting principle	297	5,517	(1,642)	4,172	NA	NA	NA	NA
Gross charge-offs	805	5,077	954	6,836	902	5,436	472	6,810
Gross recoveries collected	(631)	(791)	(155)	(1,577)	(536)	(588)	(57)	(1,181)
Net charge-offs	174	4,286	799	5,259	366	4,848	415	5,629
Write-offs of PCI loans(a)	NA	NA	NA	NA	151	—	—	151
Provision for loan losses	974	10,886	4,431	16,291	(378)	5,348	479	5,449
Other	1	—	—	1	(1)	(1)	11	9
Ending balance at December 31,	$3,636	$17,800	$6,892	$28,328	$2,538	$5,683	$4,902	$13,123

Allowance for lending-related commitments
Beginning balance at January 1,	$12	$—	$1,179	$1,191	$12	$—	$1,043	$1,055
Cumulative effect of a change in accounting principle	133	—	(35)	98	NA	NA	NA	NA
Provision for lending-related commitments	42	—	1,079	1,121	—	—	136	136
Other	—	—	(1)	(1)	—	—	—	—
Ending balance at December 31,	$187	$—	$2,222	$2,409	$12	$—	$1,179	$1,191

Impairment methodology
Asset-specific(b)	$(7)	$633	$682	$1,308	$75	$477	$295	$847
Portfolio-based	3,643	17,167	6,210	27,020	1,476	5,206	4,607	11,289
PCI	NA	NA	NA	NA	987	—	—	987
Total allowance for loan losses	$3,636	$17,800	$6,892	$28,328	$2,538	$5,683	$4,902	$13,123

Impairment methodology
Asset-specific	$—	$—	$114	$114	$—	$—	$102	$102
Portfolio-based	187	—	2,108	2,295	12	—	1,077	1,089
Total allowance for lending-related commitments	$187	$—	$2,222	$2,409	$12	$—	$1,179	$1,191
Total allowance for credit losses	$3,823	$17,800	$9,114	$30,737	$2,550	$5,683	$6,081	$14,314

Memo:
Retained loans, end of period	$302,127	$143,432	$514,947	$960,506	$294,999	$168,924	$481,678	$945,601
Retained loans, average	302,005	146,391	509,907	958,303	312,972	156,319	472,628	941,919
Credit ratios
Allowance for loan losses to retained loans	1.20%	12.41%	1.34%	2.95%	0.86%	3.36%	1.02%	1.39%
Allowance for loan losses to retained nonaccrual loans(c)	67	NM	208	323	87	NM	464	329
Allowance for loan losses to retained nonaccrual loans excluding credit card	67	NM	208	120	87	NM	464	187
Net charge-off rates	0.06	2.93	0.16	0.55	0.12	3.10	0.09	0.60
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
(d)Excludes HTM securities, which had an allowance for credit losses of $78 million and a provision for credit losses of $68 million as of and for the year ended December 31, 2020.

JPMorgan Chase & Co./2020 Form 10-K	133

Management’s discussion and analysis

INVESTMENT PORTFOLIO RISK MANAGEMENT
Investment portfolio risk is the risk associated with the loss of principal or a reduction in expected returns on investments arising from the investment securities portfolio or from principal investments. The investment securities portfolio is predominantly held by Treasury and CIO in connection with the Firm's balance sheet or asset-liability management objectives. Principal investments are predominantly privately-held non-traded financial instruments and are managed in the LOBs and Corporate. Investments are typically intended to be held over extended periods and, accordingly, the Firm has no expectation for short-term realized gains with respect to these investments.
Investment securities risk
Investment securities risk includes the exposure associated with a default in the payment of principal and interest. This risk is mitigated given that the investment securities portfolio held by Treasury and CIO is predominantly invested in high-quality securities. At December 31, 2020, the Treasury and CIO investment securities portfolio, net of allowance for credit losses, was $587.9 billion, and the average credit rating of the securities comprising the portfolio was AA+ (based upon external ratings where available and where not available, based primarily upon internal risk ratings). Refer to Corporate segment results on pages 83–84 and Note 10 for further information on the investment securities portfolio and internal risk ratings. Refer to Market Risk Management on pages 135–142 for further information on the market risk inherent in the portfolio. Refer to Liquidity Risk Management on pages 102–108 for further information on related liquidity risk.
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
Principal investment risk
Principal investments are typically privately held non-traded financial instruments representing ownership or other forms of junior capital and span multiple asset classes. These investments are made by dedicated investing businesses or as part of a broader business strategy. In general, principal investments include tax-oriented investments and investments made to enhance or accelerate the Firm’s business strategies. The Firm’s investments will continue to evolve in line with its strategies, including the Firm’s commitment to support underserved communities and minority-owned businesses. The Firm’s principal investments are managed by the LOBs and Corporate and are reflected within their respective financial results. The aggregate carrying values of the principal investment portfolios have not been significantly affected by recent market events as a result of the COVID-19 pandemic. However, the duration and severity of adverse macroeconomic conditions could subject certain principal investments to impairments, write-downs, or other negative impacts.
As of December 31, 2020 and 2019, the aggregate carrying values of the principal investment portfolios were $27.5 billion and $24.2 billion, respectively, which included tax-oriented investments (e.g., alternative energy and affordable housing investments) of $21.3 billion and $18.2 billion, respectively, and private equity, various debt and equity instruments, and real assets of $6.2 billion and $6.0 billion, respectively.
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

134	JPMorgan Chase & Co./2020 Form 10-K

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
Market Risk Management seeks to manage risk, facilitate efficient risk/return decisions, reduce volatility in operating performance and provide transparency into the Firm’s market risk profile for senior management, the Board of Directors and regulators. Market Risk Management is responsible for the following functions:
•Maintaining a market risk policy framework
•Independently measuring, monitoring and controlling LOB, Corporate, and Firmwide market risk
•Defining, approving and monitoring of limits
•Performing stress testing and qualitative risk assessments
Risk measurement
Measures used to capture market risk
There is no single measure to capture market risk and therefore Market Risk Management uses various metrics, both statistical and nonstatistical, to assess risk including:
•Value-at-risk (VaR)
•Stress testing
•Profit and loss drawdowns
•Earnings-at-risk
•Other sensitivity-based measures
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
Market Risk Management sets limits and regularly reviews and updates them as appropriate. Senior management is responsible for reviewing and approving certain of these risk limits on an ongoing basis. Limits that have not been reviewed within specified time periods by Market Risk Management are reported to senior management. The LOBs and Corporate are responsible for adhering to established limits against which exposures are monitored and reported.
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
COVID-19 Pandemic
Market Risk Management continues to actively monitor the impact of the COVID-19 pandemic on market risk exposures by leveraging existing risk measures and controls.
Models used to measure market risk are inherently imprecise and are limited in their ability to measure certain risks or to predict losses. This imprecision may be heightened when sudden or severe shifts in market conditions occur, such as those observed at the onset of the COVID-19 pandemic. For additional discussion on model uncertainty refer to Estimations and Model Risk Management on page 151.
Market Risk Management periodically reviews the Firm’s existing market risk measures to identify opportunities for enhancement, and to the extent appropriate, will calibrate those measures accordingly over time. This is increasingly important in periods of sustained, heightened market volatility.

JPMorgan Chase & Co./2020 Form 10-K	135

Management’s discussion and analysis

The following table summarizes the predominant business activities and related market risks, as well as positions which give rise to market risk and certain measures used to capture those risks, for each LOB and Corporate.
In addition to the predominant business activities, each LOB and Corporate may engage in principal investing activities. To the extent principal investments are deemed market risk sensitive, they are reflected in relevant risk measures and captured in the table below. Refer to Investment Portfolio Risk Management on page 134 for additional discussion on principal investments.

LOBs and Corporate	Predominant business activities	Related market risks	Positions included in Risk Management VaR	Positions included in earnings-at-risk	Positions included in other sensitivity-based measures
CCB	•Services mortgage loans •Originates loans and takes deposits	•Risk from changes in the probability of newly originated mortgage commitments closing •Interest rate risk and prepayment risk
•Mortgage commitments, classified as derivatives
•Warehouse loans that are fair value option elected, classified as loans – debt instruments
•MSRs
•Hedges of mortgage commitments, warehouse loans and MSRs, classified as derivatives
•Interest-only and mortgage-backed securities, classified as trading assets debt instruments, and related hedges, classified as derivatives
•Fair value option elected liabilities(a)
				•Retained loan portfolio •Deposits	•Fair value option elected liabilities DVA(a)
CIB	•Makes markets and services clients across fixed income, foreign exchange, equities and commodities •Originates loans and takes deposits
•Risk of loss from adverse movements in market prices and implied volatilities across interest rate, foreign exchange, credit, commodity and equity instruments
•Basis and correlation risk from changes in the way asset values move relative to one another
•Interest rate risk and prepayment risk

•Trading assets/liabilities – debt and marketable equity instruments, and derivatives, including hedges of the retained loan portfolio
•Certain securities purchased, loaned or sold under resale agreements and securities borrowed
•Fair value option elected liabilities(a)
•Derivative CVA and associated hedges
•Marketable equity investments
				•Retained loan portfolio •Deposits	•Privately held equity and other investments measured at fair value; and certain asset-backed fair value option elected loans •Derivatives FVA and fair value option elected liabilities DVA(a)
CB	•Originates loans and takes deposits	•Interest rate risk and prepayment risk	•Marketable equity investments(b)	•Retained loan portfolio •Deposits
AWM	•Provides initial capital investments in products such as mutual funds and capital invested alongside third-party investors •Originates loans and takes deposits	•Risk from adverse movements in market factors (e.g., market prices, rates and credit spreads) •Interest rate risk and prepayment risk	•Debt securities held in advance of distribution to clients, classified as trading assets - debt instruments(b)	•Retained loan portfolio •Deposits
•Initial seed capital investments and related hedges, classified as derivatives
•Certain deferred compensation and related hedges, classified as derivatives
•Capital invested alongside third-party investors, typically in privately distributed collective vehicles managed by AWM (i.e., co-investments)

Corporate	•Manages the Firm’s liquidity, funding, capital, structural interest rate and foreign exchange risks	•Structural interest rate risk from the Firm’s traditional banking activities •Structural non-USD foreign exchange risks	•Derivative positions measured at fair value through noninterest revenue in earnings •Marketable equity investments	•Deposits with banks •Investment securities portfolio and related interest rate hedges •Long-term debt and related interest rate hedges	•Privately held equity and other investments measured at fair value •Foreign exchange exposure related to Firm-issued non-USD long-term debt (“LTD”) and related hedges
(a)Reflects structured notes in Risk Management VaR and the DVA on structured notes in other sensitivity-based measures.
(b)The AWM and CB contributions to Firmwide average VaR were not material for the year ended December 31, 2020 and 2019.

136	JPMorgan Chase & Co./2020 Form 10-K

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
Under the Firm’s Risk Management VaR methodology, assuming current changes in market values are consistent with the historical changes used in the simulation, the Firm would expect to incur VaR “backtesting exceptions,” defined as losses greater than that predicted by VaR estimates, an average of five times every 100 trading days. The number of VaR backtesting exceptions observed can differ from the statistically expected number of backtesting exceptions if the current level of market volatility is materially different from the level of market volatility during the 12 months of historical data used in the VaR calculation.
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
For certain products, specific risk parameters are not captured in VaR due to the lack of liquidity and availability of appropriate historical data. The Firm uses proxies to estimate the VaR for these and other products when daily time series are not available. It is likely that using an actual price-based time series for these products, if available, would affect the VaR results presented. The Firm therefore considers other nonstatistical measures such as stress testing, in addition to VaR, to capture and manage its market risk positions.
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
The Firm’s VaR model calculations are periodically evaluated and enhanced in response to changes in the composition of the Firm’s portfolios, changes in market conditions, improvements in the Firm’s modeling techniques and measurements, and other factors. Such changes may affect historical comparisons of VaR results. Refer to Estimations and Model Risk Management on page 151 for information regarding model reviews and approvals.
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

JPMorgan Chase & Co./2020 Form 10-K	137

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

Total VaR
As of or for the year ended December 31,	2020						2019
(in millions)	Avg.		Min		Max		Avg.		Min		Max
CIB trading VaR by risk type
Fixed income	$98		$35		$156		$40		$31		$50
Foreign exchange	10		4		18		7		4		15
Equities	24		13		41		20		13		31
Commodities and other	28		7		47		8		6		12
Diversification benefit to CIB trading VaR	(67)	(a)	NM	(b)	NM	(b)	(33)	(a)	NM	(b)	NM	(b)
CIB trading VaR	93		32	(b)	160	(b)	42		29	(b)	61	(b)
Credit portfolio VaR	16		3		28		5		3		7
Diversification benefit to CIB VaR	(17)	(a)	NM	(b)	NM	(b)	(5)	(a)	NM	(b)	NM	(b)
CIB VaR	92		31	(b)	162	(b)	42		29	(b)	63	(b)

CCB VaR	5		1		12		5		1		11
Corporate and other LOB VaR	19		9		82	(c)	10		9		13
Diversification benefit to other VaR	(4)	(a)	NM	(b)	NM	(b)	(4)	(a)	NM	(b)	NM	(b)
Other VaR	20		10	(b)	82	(b)	11		8	(b)	17	(b)
Diversification benefit to CIB and other VaR	(17)	(a)	NM	(b)	NM	(b)	(10)	(a)	NM	(b)	NM	(b)
Total VaR	$95		$32	(b)	$164	(b)	$43		$30	(b)	$65	(b)
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
(c)Maximum Corporate and other LOB VaR was higher than the prior year, due to increases in the fourth quarter of 2020 driven by a private equity position that became publicly traded at the end of the third quarter of 2020.
Generally, average VaR and maximum VaR across risk types and LOBs were higher due to increased volatility that occurred at the onset of the COVID-19 pandemic, which remains in the one-year historical look-back period. As a result average total VaR increased by $52 million for the year-ended December 31, 2020 when compared with the prior year driven by the fixed income and commodities risk types.

Effective January 1, 2020, the Firm refined the scope of VaR to exclude positions related to the risk management of interest rate exposure from changes in the Firm’s own credit spread on fair value option elected liabilities, and included these positions in other sensitivity-based measures. Additionally, effective July 1, 2020, the Firm refined the scope of VaR to exclude certain asset-backed fair value option elected loans, and included them in other sensitivity-based measures to more effectively measure the risk from these loans. In the absence of these refinements, the average Total VaR and each of the components would have been higher by the amounts reported in the following table:

(in millions)	Amount by which reported average VaR would have been higher for the year ended December 31, 2020
CIB fixed income VaR	$9
CIB trading VaR	7
CIB VaR	9
Total VaR	8

138	JPMorgan Chase & Co./2020 Form 10-K

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
The following chart compares Firmwide daily backtesting gains and losses with the Firm’s Risk Management VaR for the year ended December 31, 2020. The results in the chart below differ from the results of backtesting disclosed in the Market Risk section of the Firm’s Basel III Pillar 3 Regulatory Capital Disclosures reports, which are based on Regulatory VaR applied to the Firm’s covered positions.
For the year ended December 31, 2020, the Firm posted backtesting gains on 162 of the 260 days, and observed 10 VaR backtesting exceptions, which were predominantly driven by volatility at the onset of the COVID-19 pandemic that was materially higher than the levels realized in the historical data used for the VaR calculation. Firmwide backtesting loss days can differ from the loss days for which Fixed Income Markets and Equity Markets posted losses, as disclosed in CIB Markets revenue, as the population of positions which compose each metric are different and due to the exclusion of select components of total net revenue in backtesting gains and losses as described above. For more information on CIB Markets revenue, refer to pages 74-75.
Daily Risk Management VaR Backtesting Results
Year ended December 31, 2020

Backtesting Gains and Losses

Risk Management VaR (1-day, 95% Confidence level)

350
300
250
200
150
100
50
0
-50
-100
-150
-200
-250
-300
-350
-400
-450
-500
-550
$ millions

First Quarter 2020	Second Quarter 2020	Third Quarter 2020	Fourth Quarter 2020

JPMorgan Chase & Co./2020 Form 10-K	139

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
The Firm’s stress framework covers market risk sensitive positions in the LOBs and Corporate. The framework is used to calculate multiple magnitudes of potential stress for both market rallies and market sell-offs, assuming significant changes in market factors such as credit spreads, equity prices, interest rates, currency rates and commodity prices, and combines them in multiple ways to capture an array of hypothetical economic and market scenarios.
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
Earnings-at-risk
The effect of interest rate exposure on the Firm’s reported net income is important as interest rate risk represents one of the Firm’s significant market risks. Interest rate risk arises not only from trading activities but also from the Firm’s traditional banking activities, which include extension of loans and credit facilities, taking deposits and issuing debt as well as from the investment securities portfolio. Refer to the table on page 136 for a summary by
LOB and Corporate, identifying positions included in earnings-at-risk.
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
Structural interest rate risk can occur due to a variety of factors, including:
•Differences in timing among the maturity or repricing of assets, liabilities and off-balance sheet instruments
•Differences in the amounts of assets, liabilities and off-balance sheet instruments that are maturing or repricing at the same time
•Differences in the amounts by which short-term and long-term market interest rates change (for example, changes in the slope of the yield curve)
•The impact of changes in the maturity of various assets, liabilities or off-balance sheet instruments as interest rates change
The Firm manages interest rate exposure related to its assets and liabilities on a consolidated, Firmwide basis. Business units transfer their interest rate risk to Treasury and CIO through funds transfer pricing, which takes into account the elements of interest rate exposure that can be risk-managed in financial markets. These elements include asset and liability balances and contractual rates of interest, contractual principal payment schedules, expected prepayment experience, interest rate reset dates and maturities, rate indices used for repricing, and any interest rate ceilings or floors for adjustable rate products.
One way the Firm evaluates its structural interest rate risk is through earnings-at-risk. Earnings-at-risk estimates the Firm’s interest rate exposure for a given interest rate scenario. It is presented as a sensitivity to a baseline, which includes net interest income and certain interest rate sensitive fees. The baseline uses market interest rates and in the case of deposits, pricing assumptions. The Firm conducts simulations of changes to this baseline for interest rate-sensitive assets and liabilities denominated in U.S. dollars and other currencies (“non-U.S. dollar” currencies). These simulations primarily include retained loans, deposits, deposits with banks, investment securities, long-term debt and any related interest rate hedges, and funds transfer pricing of positions in risk management VaR and other sensitivity-based measures as described on page 136.

140	JPMorgan Chase & Co./2020 Form 10-K

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
•Forecasted balance sheet, as well as modeled prepayment and reinvestment behavior, but do not include assumptions about actions that could be taken by the Firm or its clients and customers in response to any such instantaneous rate changes. Mortgage prepayment assumptions are based on the interest rates used in the scenarios compared with underlying contractual rates, the time since origination, and other factors which are updated periodically based on historical experience.
•The pricing sensitivity of deposits, known as deposit betas, represent the amount by which deposit rates paid could change upon a given change in market interest rates over the cycle. The deposit rates paid in these scenarios may differ from actual deposit rates paid, due to repricing lags and other factors.
The Firm’s earnings-at-risk scenarios are periodically evaluated and enhanced in response to changes in the composition of the Firm’s balance sheet, changes in market conditions, improvements in the Firm’s simulation and other factors. While a relevant measure of the Firm’s interest rate exposure, the earnings at risk analysis does not represent a forecast of the Firm’s net interest income (Refer to Outlook on page 49 for additional information).
The Firm’s U.S. dollar sensitivities are presented in the table below.

December 31, (in billions)	2020	2019
Parallel shift:
+100 bps shift in rates	$6.9	$0.3
Steeper yield curve:
+100 bps shift in long-term rates	2.4	1.2
Flatter yield curve:
+100 bps shift in short-term rates	4.5	(0.9)
The change in the Firm’s U.S. dollar sensitivities as of December 31, 2020 compared to December 31, 2019 reflected updates to the Firm’s baseline for lower short-term and long-term rates as well as the impact of changes in the Firm’s balance sheet. In addition, during the fourth quarter of 2020 as part of the Firm’s continuous evaluation and periodic enhancement to its earnings-at-risk calculations, the Firm updated the deposit rates paid betas for consumer deposit products based upon observed pricing during the most recent economic cycle. In the absence of this update, the Firm’s U.S. dollar sensitivities as of December 31, 2020 would have been lower by $2.0 billion to the +100bps shift in short-term and parallel rate scenarios.
The Firm’s sensitivity to rates is primarily a result of assets repricing at a faster pace than deposits.
Based upon current and implied market rates as of December 31, 2020, scenarios reflecting lower rates could result in negative interest rates. The U.S. has never experienced an interest rate environment where the Federal Reserve has a negative interest rate policy. While the impact of negative interest rates on the Firm's earnings-at-risk would vary by scenario, a parallel shift downward of up to 100bps would negatively impact net interest income. In a negative interest rate environment, the modeling assumptions used for certain assets and liabilities require additional management judgment and therefore, the actual outcomes may differ from these assumptions.
The Firm’s non-U.S. dollar sensitivities are presented in the table below.

December 31, (in billions)	2020	2019
Parallel shift:
+100 bps shift in rates	$0.9	$0.5
Flatter yield curve:
+100 bps shift in short-term rates	0.8	0.5
The results of the non-U.S. dollar interest rate scenario involving a steeper yield curve with long-term rates rising by 100 basis points and short-term rates staying at current levels were not material to the Firm’s earnings-at-risk at December 31, 2020 and 2019.

JPMorgan Chase & Co./2020 Form 10-K	141

Management’s discussion and analysis
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
Other sensitivity-based measures
The Firm quantifies the market risk of certain debt and equity and funding activities by assessing the potential impact on net revenue, other comprehensive income (“OCI”) and noninterest expense due to changes in relevant market variables. Refer to the table Predominant business activities that give rise to market risk on page 136 for additional information on the positions captured in other sensitivity-based measures.
The table below represents the potential impact to net revenue, OCI or noninterest expense for market risk sensitive instruments that are not included in VaR or earnings-at-risk. Where appropriate, instruments used for hedging purposes are reported net of the positions being hedged. The sensitivities disclosed in the table below may not be representative of the actual gain or loss that would have been realized at December 31, 2020 and 2019, as the movement in market parameters across maturities may vary and are not intended to imply management’s expectation of future changes in these sensitivities.

Year ended December 31, Gain/(loss) (in millions)
Activity	Description	Sensitivity measure	2020	2019

Debt and equity(a)
Asset Management activities	Consists of seed capital and related hedges; fund co-investments(b); and certain deferred compensation and related hedges(c)	10% decline in market value	$(48)	$(68)
Other debt and equity	Consists of certain asset-backed fair value option elected loans, privately held equity and other investments held at fair value(b)	10% decline in market value	(919)	(867)	(e)

Funding activities
Non-USD LTD cross-currency basis	Represents the basis risk on derivatives used to hedge the foreign exchange risk on the non-USD LTD(d)	1 basis point parallel tightening of cross currency basis	(16)	(17)
Non-USD LTD hedges foreign currency (“FX”) exposure	Primarily represents the foreign exchange revaluation on the fair value of the derivative hedges(d)	10% depreciation of currency	13	15
Derivatives – funding spread risk	Impact of changes in the spread related to derivatives FVA(b)	1 basis point parallel increase in spread	(4)	(5)
Fair value option elected liabilities – funding spread risk	Impact of changes in the spread related to fair value option elected liabilities DVA(d)	1 basis point parallel increase in spread	33	29
Fair value option elected liabilities –interest rate sensitivity	Interest rate sensitivity on fair value option liabilities resulting from a change in the Firm’s own credit spread(d)	1 basis point parallel increase in spread	(3)	(2)
	Interest rate sensitivity related to risk management of changes in the Firm’s own credit spread on fair value option liabilities(b)	1 basis point parallel increase in spread	3	2
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
(d)Impact recognized through OCI.
(e)Prior-period amount has been revised to conform with the current presentation. In the absence of the scope refinement, Other debt and equity would have been $(203) million and $(192) million for the periods ending December 31, 2020 and 2019, respectively. Refer to Total VaR on page 138 for additional information.

142	JPMorgan Chase & Co./2020 Form 10-K

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
The Firm’s country risk management function includes the following activities:
•Maintaining policies, procedures and standards consistent with a comprehensive country risk framework
•Assigning sovereign ratings, assessing country risks and establishing risk tolerance relative to a country
•Measuring and monitoring country risk exposure and stress across the Firm
•Managing and approving country limits and reporting trends and limit breaches to senior management
•Developing surveillance tools, such as signaling models and ratings indicators, for early identification of potential country risk concerns
•Providing country risk scenario analysis
Sources and measurement
The Firm is exposed to country risk through its lending and deposits, investing, and market-making activities, whether cross-border or locally funded. Country exposure includes activity with both government and private-sector entities in a country.
Under the Firm’s internal country risk management approach, attribution of exposure to an individual country is based on the country where the largest proportion of the assets of the counterparty, issuer, obligor or guarantor are located or where the largest proportion of its revenue is derived, which may be different than the domicile (i.e. legal residence) or country of incorporation.
Individual country exposures reflect an aggregation of the Firm’s risk to an immediate default, with zero recovery, of the counterparties, issuers, obligors or guarantors attributed to that country. Activities which result in contingent or indirect exposure to a country are not included in the country exposure measure (for example, providing clearing services or secondary exposure to collateral on securities financing receivables).
Assumptions are sometimes required in determining the measurement and allocation of country exposure, particularly in the case of certain non-linear or index products, or where the nature of the counterparty, issuer, obligor or guarantor is not suitable for attribution to an individual country. The use of different measurement approaches or assumptions could affect the amount of reported country exposure.
Under the Firm’s internal country risk measurement framework:
•Lending exposures are measured at the total committed amount (funded and unfunded), net of the allowance for credit losses and eligible cash and marketable securities collateral received
•Deposits are measured as the cash balances placed with central and commercial banks
•Securities financing exposures are measured at their receivable balance, net of eligible collateral received
•Debt and equity securities are measured at the fair value of all positions, including both long and short positions
•Counterparty exposure on derivative receivables is measured at the derivative’s fair value, net of the fair value of the eligible collateral received
•Credit derivatives protection purchased and sold is reported based on the underlying reference entity and is measured at the notional amount of protection purchased or sold, net of the fair value of the recognized derivative receivable or payable. Credit derivatives protection purchased and sold in the Firm’s market-making activities is measured on a net basis, as such activities often result in selling and purchasing protection related to the same underlying reference entity; this reflects the manner in which the Firm manages these exposures
The Firm’s internal country risk reporting differs from the reporting provided under the FFIEC bank regulatory requirements. Refer to Cross-border outstandings on page 318 of the 2020 Form 10-K for further information on the FFIEC’s reporting methodology.

JPMorgan Chase & Co./2020 Form 10-K	143

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
COVID-19 Pandemic
Country Risk Management continues to monitor the impact of the COVID-19 pandemic, leveraging existing stress testing, exposure reporting and controls, as well as tailored analysis, to assess the extent to which individual countries may be adversely impacted.
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
The following table presents the Firm’s top 20 exposures by country (excluding the U.S.) as of December 31, 2020, and their comparative exposures as of December 31, 2019. The selection of countries represents the Firm’s largest total exposures by individual country, based on the Firm’s internal country risk management approach, and does not represent the Firm’s view of any actual or potentially adverse credit conditions. Country exposures may fluctuate from period to period due to client activity and market flows.
The overall increase in top 20 exposures was largely driven by client activity and growth in client deposits, relative to the period ending December 31, 2019. This resulted in an increase in cash placements with the central banks of Germany and the United Kingdom.

Top 20 country exposures (excluding the U.S.)(a)
December 31, (in billions)	2020				2019(f)
	Lending and deposits(c)	Trading and investing(d)	Other(e)	Total exposure	Total exposure
Germany	$120.8	$5.8	$0.6	$127.2	$51.6
United Kingdom	57.2	9.4	1.8	68.4	42.4
Japan	36.7	8.6	0.3	45.6	43.8
China	9.7	9.9	1.6	21.2	19.2
France	13.4	4.6	0.8	18.8	18.1
Switzerland	14.7	0.5	3.5	18.7	18.3
Australia	9.9	5.7	0.3	15.9	11.7
Canada	13.4	0.9	0.2	14.5	13.2
Luxembourg	11.1	1.3	—	12.4	12.9
Brazil	4.2	6.6	—	10.8	7.2
India	3.9	5.1	1.5	10.5	11.3
South Korea	5.4	4.3	0.4	10.1	6.4
Italy	4.7	4.7	0.3	9.7	6.8
Singapore	4.0	2.7	2.0	8.7	6.8
Netherlands(b)	5.4	0.1	2.2	7.7	5.8
Hong Kong SAR	3.7	1.9	0.6	6.2	5.1
Spain	4.1	1.6	0.1	5.8	5.8
Saudi Arabia	4.9	0.9	—	5.8	5.2
Mexico	3.9	1.0	—	4.9	4.7
Sweden	5.4	(1.1)	—	4.3	1.1
(a)Country exposures presented in the table reflect 90% and 87% of total Firmwide non-U.S. exposure, where exposure is attributed to an individual country, at December 31, 2020 and 2019, respectively.
(b)In the fourth quarter of 2020, Country Risk Management determined that the exposure for certain commodities contracts corresponds to an EU-wide risk and should not be attributed to the individual country of registration, previously the Netherlands. As such, the exposure is no longer included and the prior-period amount has been revised to conform with the current presentation.
(c)Lending and deposits includes loans and accrued interest receivable, lending-related commitments (net of eligible collateral and the allowance for credit losses), deposits with banks (including central banks), acceptances, other monetary assets, and issued letters of credit net of participations. Excludes intra-day and operating exposures, such as those from settlement and clearing activities.
(d)Includes market-making inventory, Investment securities, and counterparty exposure on derivative and securities financings net of eligible collateral and hedging. Includes exposure from single reference entity (“single-name”), index and other multiple reference entity transactions for which one or more of the underlying reference entities is in a country listed in the above table.
(e)Predominantly includes physical commodity inventory.
(f)The country rankings presented in the table as of December 31, 2019, are based on the country rankings of the corresponding exposures at December 31, 2020, not actual rankings of such exposures at December 31, 2019.

144	JPMorgan Chase & Co./2020 Form 10-K

OPERATIONAL RISK MANAGEMENT
Operational risk is the risk of an adverse outcome resulting from inadequate or failed internal processes or systems; human factors; or external events impacting the Firm’s processes or systems; Operational Risk includes compliance, conduct, legal, and estimations and model risk. Operational risk is inherent in the Firm’s activities and can manifest itself in various ways, including fraudulent acts, business interruptions, cyber attacks, inappropriate employee behavior, failure to comply with applicable laws and regulations or failure of vendors to perform in accordance with their agreements. Operational Risk Management attempts to manage operational risk at appropriate levels in light of the Firm’s financial position, the characteristics of its businesses, and the markets and regulatory environments in which it operates.
Operational Risk Management Framework
The Firm’s Compliance, Conduct, and Operational Risk (“CCOR”) Management Framework is designed to enable the Firm to govern, identify, measure, monitor and test, manage and report on the Firm’s operational risk.
Operational Risk Governance
The LOBs and Corporate are responsible for the management of operational risk. The Control Management Organization, which consists of control managers within each LOB and Corporate, is responsible for the day-to-day execution of the CCOR Framework and the evaluation of the effectiveness of their control environments to determine where targeted remediation efforts may be required.
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
Operational Risk identification
The Firm utilizes a structured risk and control self-assessment process that is executed by the LOBs and Corporate. As part of this process, the LOBs and Corporate evaluate the effectiveness of their control environment to assess where controls have failed, and to determine where remediation efforts may be required. The Firm’s Operational Risk and Compliance organization (“Operational Risk and Compliance”) provides oversight of these activities and may also perform independent assessments of significant operational risk events and areas of concentrated or emerging risk.

Operational Risk Measurement
Operational Risk and Compliance performs independent risk assessments of the Firm’s operational risks, which includes assessing the effectiveness of the control environment and reporting the results to senior management.
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
Refer to Capital Risk Management section, on pages 91-101 for information related to operational risk RWA, and CCAR.
Operational Risk Monitoring and testing
The results of risk assessments performed by Operational Risk and Compliance are leveraged as one of the key criteria in the independent monitoring and testing of the LOBs and Corporate’s compliance with laws and regulation. Through monitoring and testing, Operational Risk and Compliance independently identify areas of operational risk and tests the effectiveness of controls within the LOBs and Corporate.
Management of Operational Risk
The operational risk areas or issues identified through monitoring and testing are escalated to the LOBs and Corporate to be remediated through action plans, as needed, to mitigate operational risk. Operational Risk and

JPMorgan Chase & Co./2020 Form 10-K	145

Management’s discussion and analysis
Compliance may advise the LOBs and Corporate in the development and implementation of action plans.
Operational Risk Reporting
Escalation of risks is a fundamental expectation for employees at the Firm. Risks identified by Operational Risk and Compliance are escalated to the appropriate LOB and Corporate Control Committees, as needed. Operational Risk and Compliance has established standards to ensure that consistent operational risk reporting and operational risk reports are produced on a Firmwide basis as well as by the LOBs and Corporate. Reporting includes the evaluation of key risk indicators and key performance indicators against established thresholds as well as the assessment of different types of operational risk against stated risk appetite. The standards reinforce escalation protocols to senior management and to the Board of Directors.
COVID-19 Pandemic
Under the CCOR Management Framework, Operational Risk and Compliance monitors and assesses COVID-19 related legal and regulatory developments associated with the Firm’s financial products and services offered to clients and customers as part of the existing change management process. The Firm will continue to review and assess the impact of the pandemic on operational risk and implement adequate measures as needed.
Subcategories and examples of operational risks
Operational risk can manifest itself in various ways. Operational risk subcategories such as Compliance risk, Conduct risk, Legal risk, and Estimations and Model risk as well as other operational risks, can lead to losses which are captured through the Firm’s operational risk measurement processes. Refer to pages 148, 149, 150 and 151, respectively for more information on Compliance, Conduct, Legal, and Estimations and Model risk. Details on other select examples of operational risks are provided below.
Cybersecurity risk
Cybersecurity risk is the risk of the Firm’s exposure to harm or loss resulting from misuse or abuse of technology by malicious actors. Cybersecurity risk is an important and continuously evolving focus for the Firm. Significant resources are devoted to protecting and enhancing the security of computer systems, software, networks and other technology assets. The Firm’s security efforts are designed to protect against, among other things, cybersecurity attacks by unauthorized parties attempting to obtain access to confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage.
Ongoing business expansions may expose the Firm to potential new threats as well as expanded regulatory scrutiny including the introduction of new cybersecurity requirements. The Firm continues to make significant investments in enhancing its cyber defense capabilities and to strengthen its partnerships with the appropriate government and law enforcement agencies and other businesses in order to understand the full spectrum of cybersecurity risks in the operating environment, enhance defenses and improve resiliency against cybersecurity threats. The Firm actively participates in discussions of cybersecurity risks with law enforcement, government officials, peer and industry groups, and has significantly increased efforts to educate employees and certain clients on the topic of cybersecurity risks.
Third parties with which the Firm does business or that facilitate the Firm’s business activities (e.g., vendors, supply chain, exchanges, clearing houses, central depositories, and financial intermediaries) are also sources of cybersecurity risk to the Firm. Third party cybersecurity incidents such as system breakdowns or failures, misconduct by the employees of such parties, or cyberattacks could affect their ability to deliver a product or service to the Firm or result in lost or compromised information of the Firm or its clients. Clients are also sources of cybersecurity risk to the Firm, particularly when their activities and systems are beyond the Firm’s own security and control systems. As a result, the Firm engages in regular and ongoing discussions with certain vendors and clients regarding cybersecurity risks and opportunities to improve security. However, where cybersecurity incidents occur as a result of client failures to maintain the security of their own systems and processes, clients are responsible for losses incurred.
To protect the confidentiality, integrity and availability of the Firm’s infrastructure, resources and information, the Firm maintains a cybersecurity program designed to prevent, detect, and respond to cyberattacks. The Audit Committee is updated periodically on the Firm’s Information Security Program, recommended changes, cybersecurity policies and practices, ongoing efforts to improve security, as well as its efforts regarding significant cybersecurity events. In addition, the Firm has a cybersecurity incident response plan (“IRP”) designed to enable the Firm to respond to attempted cybersecurity incidents, coordinate such responses with law enforcement and other government agencies, and notify clients and customers, as applicable. Among other key focus areas, the IRP is designed to mitigate the risk of insider trading connected to a cybersecurity incident, and includes various escalation points. Due to the impact of COVID-19, the Firm increased the use of remote access and also video conferencing solutions provided by third parties to facilitate remote work. As a result the Firm took additional precautionary measures to mitigate cybersecurity risks.
The Cybersecurity and Technology Control functions are responsible for governance and oversight of the Firm’s Information Security Program. In partnership with the Firm’s LOBs and Corporate, the Cybersecurity and Technology Control organization identifies information security risk issues and oversees programs for the technological protection of the Firm’s information resources including applications, infrastructure as well as confidential and personal information related to the Firm’s customers. The Cybersecurity and Technology organization consists of business aligned information security managers that are supported within the organization by the following products that execute the Information Security Program for the Firm:
•Cyber Defense & Fraud

146	JPMorgan Chase & Co./2020 Form 10-K

•Data Management, Protection & Privacy
•Identity & Access Management
•Governance & Controls
•Production Management & Resiliency
•Software & Platform Enablement
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
Business and technology resiliency risk
Business disruptions can occur due to forces beyond the Firm’s control such as the spread of infectious diseases or pandemics, severe weather, power or telecommunications loss, accidents, failure of a third party to provide expected services, cyberattack, flooding, transit strikes, terrorism, health emergencies. The safety of the Firm’s employees and customers is of the highest priority. The Firmwide resiliency program is intended to enable the Firm to recover its critical business functions and supporting assets (i.e., staff, technology and facilities) in the event of a business interruption. The program includes governance, awareness training, and testing of recovery strategies, as well as strategic and tactical initiatives to identify, assess, and manage business interruption and public safety risks. The strength and proficiency of the Firmwide resiliency program has played an integral role in maintaining the Firm’s business operations during and after various events.

Payment fraud risk
Payment fraud risk is the risk of external and internal parties unlawfully obtaining personal monetary benefit through misdirected or otherwise improper payment. The risk of payment fraud remains at a heightened level across the industry, particularly during the current COVID-19 pandemic due to the use of contingent forms of payment authentication methods, scams involving the pandemic being perpetrated including an increase in the level of fraud attempts against consumers. The complexities of these incidents and the strategies used by perpetrators continue to evolve. The Firm employs various controls for managing payment fraud risk as well as providing employee and client education and awareness trainings. The Firm’s monitoring of customer behavior to detect new fraud strategies is periodically evaluated and enhanced in an effort to mitigate these fraud risks.
Third-party outsourcing risk
The Firm‘s Third-Party Oversight (“TPO”) and Inter-affiliates Oversight (“IAO”) framework assist the LOBs and Corporate in selecting, documenting, onboarding, monitoring and managing their supplier relationships including services provided by affiliates. The objectives of the TPO framework are to hold suppliers to a high level of operational performance and to mitigate key risks including data loss and business disruption. The Corporate Third-Party Oversight group is responsible for Firmwide training, monitoring, reporting and standards.
Insurance
One of the ways in which operational risk may be mitigated is through insurance maintained by the Firm. The Firm purchases insurance from commercial insurers and maintains a wholly-owned captive insurer, Park Assurance Company. Insurance may also be required by third parties with whom the Firm does business.

JPMorgan Chase & Co./2020 Form 10-K	147

Management’s discussion and analysis

COMPLIANCE RISK MANAGEMENT
Compliance risk, a subcategory of operational risk, is the risk of failing to comply with laws, rules, regulations or codes of conduct and standards of self-regulatory organizations.
Overview
Each LOB and Corporate hold primary ownership of and accountability for managing compliance risk. The Firm’s Operational Risk and Compliance Organization (“Operational Risk and Compliance”), which is independent of the LOBs and Corporate, provides independent review, monitoring and oversight of business operations with a focus on compliance with the laws, rules, and regulations applicable to the delivery of the Firm’s products and services to clients and customers.
These compliance risks relate to a wide variety of laws, rules and regulations depending on the LOB and the jurisdiction, and include risks related to financial products and services, relationships and interactions with clients and customers, and employee activities. For example, compliance risks include those associated with anti-money laundering compliance, trading activities, market conduct, and complying with the laws, rules, and regulations related to the offering of products and services across jurisdictional borders. Compliance risk is also inherent in the Firm’s fiduciary activities, including the failure to exercise the applicable standard of care (such as the duties of loyalty or care), to act in the best interest of clients and customers or to treat clients and customers fairly.
Other functions provide oversight of significant regulatory obligations that are specific to their respective areas of responsibility.
Operational Risk and Compliance implements policies and standards designed to govern, identify, measure, monitor and test, manage, and report on compliance risk.

Governance and oversight
Operational Risk and Compliance is led by the Firm’s Global CCO and FRE for Operational Risk.
The Firm maintains oversight and coordination of its compliance risk through the implementation of the CCOR Risk Management Framework. The Firm’s CCO also provides regular updates to the Audit Committee and the Board Risk Committee. In certain Special Purpose Committees of the Board have previously been established to oversee the Firm’s compliance with regulatory Consent Orders.
Code of Conduct
The Firm has a Code of Conduct (the “Code”) that sets forth the Firm’s expectation that employees will conduct themselves with integrity at all times and provides the principles that govern employee conduct with clients, customers, shareholders and one another, as well as with the markets and communities in which the Firm does business. The Code requires employees to promptly report any potential or actual violation of the Code, any internal Firm policy, or any law or regulation applicable to the Firm’s business. It also requires employees to report any illegal conduct, or conduct that violates the underlying principles of the Code, by any of the Firm’s employees, clients, customers, suppliers, contract workers, business partners, or agents. All newly hired employees are assigned Code training and current employees are periodically assigned Code training on an ongoing basis. Employees are required to affirm their compliance with the Code periodically.
Employees can report any potential or actual violations of the Code through the JPMC Conduct Hotline by phone or the internet. The Hotline is anonymous, except in certain non-U.S. jurisdictions where laws prohibit anonymous reporting, and is available at all times globally, with translation services. It is administered by an outside service provider. The Code prohibits retaliation against anyone who raises an issue or concern in good faith. Periodically, the Audit Committee receives reports on the Code of Conduct program.

148	JPMorgan Chase & Co./2020 Form 10-K

CONDUCT RISK MANAGEMENT
Conduct risk, a subcategory of operational risk, is the risk that any action or inaction by an employee or employees could lead to unfair client or customer outcomes, impact the integrity of the markets in which the Firm operates, or compromise the Firm’s reputation.
Overview
Each LOB and Corporate is accountable for identifying and managing its conduct risk to provide appropriate engagement, ownership and sustainability of a culture consistent with the Firm’s How We Do Business Principles (the “Principles”). The Principles serve as a guide for how employees are expected to conduct themselves. With the Principles serving as a guide, the Firm’s Code sets out the Firm’s expectations for each employee and provides information and resources to help employees conduct business ethically and in compliance with the laws everywhere the Firm operates. Refer to Compliance Risk Management on page 148 for further discussion of the Code.
Governance and oversight
The Conduct Risk Program is governed by the CCOR Management policy, which establishes the framework for governance, identification, measurement, monitoring and testing, management and reporting conduct risk in the Firm.
The Firm has a senior committee that provides oversight of the Firm’s conduct initiatives to develop a more holistic view of conduct risks and to connect key programs across the Firm in order to identify opportunities and emerging areas of focus. This committee is responsible for setting overall program direction for strategic enhancements to the Firm's employee conduct framework and review the consolidated Firmwide Conduct Risk Appetite Assessment.

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

JPMorgan Chase & Co./2020 Form 10-K	149

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
Overview
The global Legal function (“Legal”) provides legal services and advice to the Firm. Legal is responsible for managing the Firm’s exposure to legal risk by:
•managing actual and potential litigation and enforcement matters, including internal reviews and investigations related to such matters
•advising on products and services, including contract negotiation and documentation
•advising on offering and marketing documents and new business initiatives
•managing dispute resolution
•interpreting existing laws, rules and regulations, and advising on changes to them
•advising on advocacy in connection with contemplated and proposed laws, rules and regulations, and
•providing legal advice to the LOBs, Corporate, functions and the Board.
Legal selects, engages and manages outside counsel for the Firm on all matters in which outside counsel is engaged. In addition, Legal advises the Firm’s Conflicts Office which reviews the Firm’s wholesale transactions that may have the potential to create conflicts of interest for the Firm.
Governance and oversight
The Firm’s General Counsel reports to the CEO and is a member of the Operating Committee, the Firmwide Risk Committee and the Firmwide Control Committee. The Firm’s General Counsel and other members of Legal report on significant legal matters to the Firm’s Board of Directors and to the Audit Committee.
Legal serves on and advises various committees and advises the Firm’s LOBs and Corporate on potential reputation risk issues.

150	JPMorgan Chase & Co./2020 Form 10-K

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
Model risks are owned by the users of the models within the Firm based on the specific purposes of such models. Users and developers of models are responsible for developing, implementing and testing their models, as well as referring models to the MRGR for review and approval. Once models have been approved, model users and developers are responsible for maintaining a robust operating environment, and must monitor and evaluate the performance of the models on an ongoing basis. Model users and developers may seek to enhance models in response to changes in the portfolios and in product and market developments, as well as to capture improvements in available modeling techniques and systems capabilities.
Models are tiered based on an internal standard according to their complexity, the exposure associated with the model and the Firm’s reliance on the model. This tiering is subject to the approval of the MRGR. In its review of a model, the MRGR considers whether the model is suitable for the specific purposes for which it will be used. When reviewing a model, the MRGR analyzes and challenges the model methodology and the reasonableness of model assumptions, and may perform or require additional testing, including back-testing of model outcomes. Model reviews are approved by the appropriate level of management within the MRGR based on the relevant model tier.
Under the Firm’s Estimations and Model Risk Management Policy, the MRGR reviews and approves new models, as well as material changes to existing models, prior to implementation in the operating environment. In certain circumstances exceptions may be granted to the Firm’s policy to allow a model to be used prior to review or approval. The MRGR may also require the user to take appropriate actions to mitigate the model risk if it is to be used in the interim. These actions will depend on the model and may include, for example, limitation of trading activity.
While models are inherently imprecise, the degree of imprecision or uncertainty can be heightened by the market or economic environment. This is particularly true when the current and forecasted environment is significantly different from the historical macroeconomic environments upon which the models were trained, as the Firm has experienced during the COVID-19 pandemic. This uncertainty may necessitate a greater degree of judgment and analytics to inform adjustments to model outputs than in typical periods.
Refer to Critical Accounting Estimates Used by the Firm on pages 152-155 and Note 2 for a summary of model-based valuations and other valuation techniques.

JPMorgan Chase & Co./2020 Form 10-K	151

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
For example, compared to the Firm’s central scenario described on page 132 and in Note 13, the Firm’s relative adverse scenario assumes a significantly elevated U.S. unemployment rate throughout 2021, averaging 3.0% higher over the eight-quarter forecast, with a peak difference of approximately 4.0% in the second quarter of 2021; lower U.S. real GDP with a slower recovery,

152	JPMorgan Chase & Co./2020 Form 10-K

remaining nearly 2.6% lower at the end of the eight-quarter forecast, with a peak difference of nearly 4.1% in the third quarter of 2021; and a 10.1% further deterioration in the national HPI with a trough in the first quarter of 2022.
This analysis is not intended to estimate expected future changes in the allowance for credit losses, for a number of reasons, including:
•the Firm has placed significant weight on its adverse scenarios in estimating its allowance for credit losses as of December 31, 2020, and accordingly, the existing allowance already reflects credit losses beyond those estimated under the central scenario
•the impacts of changes in many MEVs are both interrelated and nonlinear, so the results of this analysis cannot be simply extrapolated for more severe changes in macroeconomic variables
•the COVID-19 pandemic has stressed many MEVs at a speed and to degrees not seen in recent history, adding significantly higher degrees of uncertainty around modeled credit loss estimations
•significant changes in the expected severity and duration of the economic downturn caused by the COVID-19 pandemic, the effects of government support and customer assistance, and the speed of the subsequent recovery could significantly affect the Firm’s estimate of expected credit losses irrespective of the estimated sensitivities described below.
Without considering the additional weight the Firm has placed on its adverse scenarios or any other offsetting or correlated effects in other qualitative components of the Firm’s allowance for credit losses for the lending exposures noted below, the difference between the modeled estimates under the Firm’s relative adverse and central scenarios at December 31, 2020 would result in the following:
•An increase of approximately $700 million for residential real estate loans and lending-related commitments
•An increase of approximately $5.1 billion for credit card loans
•An increase of approximately $2.8 billion for wholesale loans and lending-related commitments
This analysis relates only to the modeled credit loss estimates and is not intended to estimate changes in the overall allowance for credit losses as it does not reflect any potential changes in other adjustments to the quantitative calculation, which would also be influenced by the judgment management applies to the modeled lifetime loss estimates to reflect the uncertainty and imprecision of these modeled lifetime loss estimates based on then-current circumstances and conditions.
Recognizing that forecasts of macroeconomic conditions are inherently uncertain, particularly in light of the recent economic conditions, the Firm believes that its process to consider the available information and associated risks and uncertainties is appropriately governed and that its estimates of expected credit losses were reasonable and appropriate for the period ended December 31, 2020.
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

December 31, 2020 (in billions, except ratios)	Total assets at fair value	Total level 3 assets
Federal Funds sold and securities purchased under resale agreements	$238.0	$—
Securities borrowed	53.0	—
Trading assets:
Trading debt and equity instruments	$423.5	$2.6
Derivative receivables(a)	79.6	7.7
Total trading assets	503.1	10.3
AFS securities	388.2	—
Loans	44.5	2.3
MSRs	3.3	3.3
Other	304.1	0.5
Total assets measured at fair value on a recurring basis	1,243.2	16.4
Total assets measured at fair value on a nonrecurring basis	3.6	2.0
Total assets measured at fair value	$1,246.8	$18.4
Total Firm assets	$3,386.1
Level 3 assets at fair value as a percentage of total Firm assets(a)		0.5%
Level 3 assets at fair value as a percentage of total Firm assets at fair value(a)		1.5%
(a)For purposes of the table above, the derivative receivables total reflects the impact of netting adjustments; however, the $7.7 billion of derivative receivables classified as level 3 does not reflect the netting adjustment as such netting is not relevant to a presentation based on the transparency of inputs to the valuation of an asset. The level 3 balances would be reduced if netting were applied, including the netting benefit associated with cash collateral.
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

JPMorgan Chase & Co./2020 Form 10-K	153

Management’s discussion and analysis
In arriving at an estimate of fair value for an instrument within level 3, management must first determine the appropriate valuation model or other valuation technique to use. Second, the lack of observability of certain significant inputs requires management to assess all relevant empirical data in deriving valuation inputs including, for example, transaction details, yield curves, interest rates, prepayment speed, default rates, volatilities, correlations, prices (such as commodity, equity or debt prices), valuations of comparable instruments, foreign exchange rates and credit curves. Refer to Note 2 for a further discussion of the valuation of level 3 instruments, including unobservable inputs used.
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
For the year ended December 31, 2020, the Firm reviewed current economic conditions, including the potential impacts of the COVID-19 pandemic on business performance, estimated market cost of equity, as well as actual business results and projections of business performance for all its reporting units. The Firm has concluded that the goodwill allocated to its reporting units was not impaired as of December 31, 2020. The fair values of these reporting units exceeded their carrying values by at least 15% and did not indicate a significant risk of goodwill impairment based on current projections and valuations.
The projections for all of the Firm’s reporting units are consistent with management’s current business outlook assumptions in the short term, and the Firm’s best estimates of long-term growth and return on equity in the longer term. Where possible, the Firm uses third-party and peer data to benchmark its assumptions and estimates.
Refer to Note 15 for additional information on goodwill, including the goodwill impairment assessment as of December 31, 2020.
Credit card rewards liability
JPMorgan Chase offers credit cards with various rewards programs which allow cardholders to earn rewards points based on their account activity and the terms and conditions of the rewards program. Generally, there are no limits on the points that an eligible cardholder can earn, nor do the points expire, and the points can be redeemed for a variety of rewards, including cash (predominantly in the form of account credits), gift cards and travel. The Firm maintains a rewards liability which represents the estimated cost of rewards points earned and expected to be redeemed by cardholders. The liability is accrued as the cardholder earns the benefit and is reduced when the cardholder redeems points. This liability was $7.7 billion and $6.4 billion at December 31, 2020 and 2019, respectively, and is recorded in accounts payable and other liabilities on the Consolidated balance sheets.
The rewards liability is sensitive to redemption rate (“RR”) and cost per point (“CPP”) assumptions. The RR assumption is used to estimate the number of points earned by customers that will be redeemed over the life of the account. The CPP assumption is used to estimate the cost of future point redemptions. These assumptions are evaluated periodically considering historical actuals and cardholder redemption behavior and updates to them will impact the rewards liability. As of December 31, 2020, a combined increase of 25 basis points in RR and 1 basis point in CPP would increase the rewards liability by approximately $215 million.
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

154	JPMorgan Chase & Co./2020 Form 10-K

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
The Firm’s provision for income taxes is composed of current and deferred taxes. Deferred taxes arise from differences between assets and liabilities measured for financial reporting versus income tax return purposes. Deferred tax assets are recognized if, in management’s judgment, their realizability is determined to be more likely than not. The Firm has also recognized deferred tax assets in connection with certain tax attributes, including net operating loss (“NOL”) carryforwards and foreign tax credit (“FTC”) carryforwards. The Firm performs regular reviews to ascertain whether its deferred tax assets are realizable. These reviews include management’s estimates and assumptions regarding future taxable income, which also incorporates various tax planning strategies, including strategies that may be available to utilize NOLs before they expire. In connection with these reviews, if it is determined that a deferred tax asset is not realizable, a valuation allowance is established. The valuation allowance may be reversed in a subsequent reporting period if the Firm determines that, based on revised estimates of future taxable income or changes in tax planning strategies, it is more likely than not that all or part of the deferred tax asset will become realizable. As of December 31, 2020, management has determined it is more likely than not that the Firm will realize its deferred tax assets, net of the existing valuation allowance.
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
Refer to Note 25 for additional information on income taxes.
Litigation reserves
Refer to Note 30 for a description of the significant estimates and judgments associated with establishing litigation reserves.

JPMorgan Chase & Co./2020 Form 10-K	155

Management’s discussion and analysis

ACCOUNTING AND REPORTING DEVELOPMENTS

Financial Accounting Standards Board (“FASB”) Standards Adopted since January 1, 2020

Standard	Summary of guidance	Effects on financial statements

Financial Instruments - Credit Losses (“CECL”) Issued June 2016
•Establishes a single allowance framework for all financial assets measured at amortized cost and certain off-balance sheet credit exposures. This framework requires that management’s estimate reflects credit losses over the instrument’s remaining expected life and considers expected future changes in macroeconomic conditions.
•Eliminates existing guidance for PCI loans, and requires recognition of the nonaccretable difference as an increase to the allowance for expected credit losses on financial assets purchased with more than insignificant credit deterioration since origination, with a corresponding increase in the amortized cost of the related loans.
•Requires inclusion of expected recoveries, limited to the cumulative amount of prior writeoffs, when estimating the allowance for credit losses for in scope financial assets (including collateral-dependent assets).
•Amends existing impairment guidance for AFS securities to incorporate an allowance, which will allow for reversals of credit impairments in the event that the credit of an issuer improves.
•Requires a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption.
•Adopted January 1, 2020. •Refer to Note 1 for further information.
Goodwill Issued January 2017
•Requires recognition of an impairment loss when the estimated fair value of a reporting unit falls below its carrying value.
•Eliminates the requirement that an impairment loss be recognized only if the estimated implied fair value of the goodwill is below its carrying value.
•Adopted January 1, 2020. •No impact upon adoption as the guidance was applied prospectively. •Refer to Note 15 for further information.
Reference Rate Reform Issued March 2020 and updated January 2021
•Provides optional expedients and exceptions to current accounting guidance when financial instruments, hedge accounting relationships, and other transactions are amended due to reference rate reform.
•Provides an election to account for certain contract amendments related to reference rate reform as modifications rather than extinguishments without the requirement to assess the significance of the amendments.
•Allows for changes in critical terms of a hedge accounting relationship without automatic termination of that relationship. Provides various practical expedients and elections designed to allow hedge accounting to continue uninterrupted during the transition period.
•Provides a one-time election to transfer securities out of the held-to-maturity classification if certain criteria are met.
•The January 2021 update provides an election to account for derivatives modified to change the rate used for discounting, margining, or contract price alignment (collectively “discounting transition”) as modifications.

•Issued and effective March 12, 2020. The January 7, 2021 update was effective when issued.
•The Firm elected to apply certain of the practical expedients related to contract modifications and hedge accounting relationships, and discounting transition beginning in the third quarter of 2020. The discounting transition election was applied retrospectively. The main purpose of the practical expedients is to ease the administrative burden of accounting for contracts impacted by reference rate reform, and these elections did not have a material impact on the Consolidated Financial Statements.

156	JPMorgan Chase & Co./2020 Form 10-K

FORWARD-LOOKING STATEMENTS
From time to time, the Firm has made and will make forward-looking statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as “anticipate,” “target,” “expect,” “estimate,” “intend,” “plan,” “goal,” “believe,” or other words of similar meaning. Forward-looking statements provide JPMorgan Chase’s current expectations or forecasts of future events, circumstances, results or aspirations. JPMorgan Chase’s disclosures in this 2020 Form 10-K contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Firm also may make forward-looking statements in its other documents filed or furnished with the SEC. In addition, the Firm’s senior management may make forward-looking statements orally to investors, analysts, representatives of the media and others.
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
•Ability of the Firm to manage effectively its capital and liquidity;
•Changes in credit ratings assigned to the Firm or its subsidiaries;
•Damage to the Firm’s reputation;
•Ability of the Firm to appropriately address social, environmental and sustainability concerns that may arise, including from its business activities;
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
•Ability of the Firm to attract and retain qualified and diverse employees;
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
•Ability of the Firm to effectively defend itself against cyber attacks and other attempts by unauthorized parties to access information of the Firm or its customers or to disrupt the Firm’s systems; and
•The other risks and uncertainties detailed in Part I, Item 1A: Risk Factors in JPMorgan Chase’s 2020 Form 10-K.
Any forward-looking statements made by or on behalf of the Firm speak only as of the date they are made, and JPMorgan Chase does not undertake to update any forward-looking statements. The reader should, however, consult any further disclosures of a forward-looking nature the Firm may make in any subsequent Form 10-Ks, Quarterly Reports on Form 10-Qs, or Current Reports on Form 8-K.

JPMorgan Chase & Co./2020 Form 10-K	157

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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has completed an assessment of the effectiveness of the Firm’s internal control over financial reporting as of December 31, 2020. In making the assessment, management used the “Internal Control — Integrated Framework” (“COSO 2013”) promulgated by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
Based upon the assessment performed, management concluded that as of December 31, 2020, JPMorgan Chase’s internal control over financial reporting was effective based upon the COSO 2013 framework. Additionally, based upon management’s assessment, the Firm determined that there were no material weaknesses in its internal control over financial reporting as of December 31, 2020.
The effectiveness of the Firm’s internal control over financial reporting as of December 31, 2020, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

James Dimon
Chairman and Chief Executive Officer

Jennifer Piepszak
Executive Vice President and Chief Financial Officer

February 23, 2021

158	JPMorgan Chase & Co./2020 Form 10-K

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of JPMorgan Chase & Co.:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of JPMorgan Chase & Co. and its subsidiaries (the “Firm”) as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Firm’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Firm as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Firm maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 1 and Note 13 to the consolidated financial statements, the Firm changed the manner in which it accounts for credit losses on certain financial instruments in 2020.
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

PricewaterhouseCoopers LLP 300 Madison Avenue New York, NY 10017

JPMorgan Chase & Co./2020 Form 10-K	159

Report of Independent Registered Public Accounting Firm
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Allowance for Loan Losses – Portfolio-based component of Wholesale Loan and Credit Card Loan Portfolios
As described in Note 13 to the consolidated financial statements, the allowance for loan losses for the portfolio-based component of the wholesale and credit card loan portfolios was $23.4 billion on total portfolio-based retained loans of $653.4 billion at December 31, 2020. The Firm’s allowance for loan losses represents management’s estimate of expected credit losses over the remaining expected life of the Firm's loan portfolios and considers expected future changes in macroeconomic conditions. The portfolio-based component of the Firm’s allowance for loan losses for the wholesale and credit card retained loan portfolios begins with a quantitative calculation of expected credit losses over the expected life of the loan by applying credit loss factors to the estimated exposure at default. The credit loss factors applied are determined based on the weighted average of five internally developed macroeconomic scenarios that take into consideration the Firm's economic outlook as derived through forecast macroeconomic variables, the most significant of which are U.S. unemployment and U.S. real gross domestic product. This quantitative calculation is further adjusted to take into consideration model imprecision, emerging risk assessments, trends and other subjective factors that are not yet otherwise reflected in the credit loss estimate.
The principal considerations for our determination that performing procedures relating to the allowance for loan losses for the portfolio-based component of the wholesale and credit card loan portfolios is a critical audit matter are (i) the significant judgment and estimation by management in the forecast of macroeconomic variables, specifically U.S. unemployment and U.S. real gross domestic product, as the Firm’s forecasts of economic conditions significantly affect its estimate of expected credit losses at the balance sheet date, (ii) the significant judgment and estimation by management in determining the quantitative calculation utilized in their credit loss estimates and the adjustments to take into consideration model imprecision, emerging risk assessments, trends and other subjective factors that are not yet otherwise reflected in the credit loss estimate, which both in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and in evaluating audit evidence obtained relating to the credit loss estimates and the appropriateness of the adjustments to the credit loss estimates, and (iii) the audit effort involved professionals with specialized skill and knowledge to assist in evaluating the audit evidence.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Firm’s allowance for loan losses, including controls over model validation and generation of macroeconomic scenarios. These procedures also included, among others, testing management’s process for estimating the allowance for loan losses, which involved (i) evaluating the appropriateness of the models and methodologies used in quantitative calculations; (ii) evaluating the reasonableness of forecasts of U.S. unemployment and U.S. real gross domestic product; (iii) testing the completeness and accuracy of data used in the estimate; and (iv) evaluating the reasonableness of management’s adjustments to the quantitative output for the impacts of model imprecision, emerging risk assessments, trends and other subjective factors that are not yet otherwise reflected in the credit loss estimate. These procedures also included the use of professionals with specialized skill and knowledge to assist in evaluating the appropriateness of certain models, methodologies and macroeconomic variables.
Fair Value of Certain Level 3 Financial Instruments
As described in Notes 2 and 3 to the consolidated financial statements, the Firm carries $1.2 trillion of its assets and $437.6 billion of its liabilities at fair value on a recurring basis. Included in these balances are $10.3 billion of trading assets and $41.5 billion of liabilities measured at fair value on a recurring basis, collectively financial instruments, which are classified as level 3 as they contain one or more inputs to valuation which are unobservable and significant to their fair value measurement. The Firm utilized internally developed valuation models and unobservable inputs to estimate fair value of the level 3 financial instruments. The unobservable inputs used by management to estimate the fair value of certain of these financial instruments include forward equity prices, volatility relating to interest rates and equity prices and correlation relating to interest rates, equity prices, credit and foreign exchange rates.
The principal considerations for our determination that performing procedures relating to the fair value of certain level 3 financial instruments is a critical audit matter are (i) the significant judgment and estimation by management in determining the inputs to estimate fair value, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures related to the fair value of these financial instruments, and (ii) the audit effort involved professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained from these procedures.

160	JPMorgan Chase & Co./2020 Form 10-K

Report of Independent Registered Public Accounting Firm
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

February 23, 2021

We have served as the Firm’s auditor since 1965.

JPMorgan Chase & Co./2020 Form 10-K	161

Consolidated statements of income

Year ended December 31, (in millions, except per share data)	2020	2019	2018
Revenue
Investment banking fees	$9,486	$7,501	$7,550
Principal transactions	18,021	14,018	12,059
Lending- and deposit-related fees(a)	6,511	6,626	6,377
Asset management, administration and commissions(a)	18,177	16,908	16,793
Investment securities gains/(losses)	802	258	(395)
Mortgage fees and related income	3,091	2,036	1,254
Card income(b)	4,435	5,076	4,743
Other income	4,457	5,731	5,343
Noninterest revenue	64,980	58,154	53,724
Interest income	64,523	84,040	76,100
Interest expense	9,960	26,795	21,041
Net interest income	54,563	57,245	55,059
Total net revenue	119,543	115,399	108,783

Provision for credit losses	17,480	5,585	4,871

Noninterest expense
Compensation expense	34,988	34,155	33,117
Occupancy expense	4,449	4,322	3,952
Technology, communications and equipment expense	10,338	9,821	8,802
Professional and outside services	8,464	8,533	8,502
Marketing(b)	2,476	3,351	3,044
Other expense	5,941	5,087	5,731
Total noninterest expense	66,656	65,269	63,148
Income before income tax expense	35,407	44,545	40,764
Income tax expense	6,276	8,114	8,290
Net income	$29,131	$36,431	$32,474
Net income applicable to common stockholders	$27,410	$34,642	$30,709
Net income per common share data
Basic earnings per share	$8.89	$10.75	$9.04
Diluted earnings per share	8.88	10.72	9.00

Weighted-average basic shares	3,082.4	3,221.5	3,396.4
Weighted-average diluted shares	3,087.4	3,230.4	3,414.0
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

The Notes to Consolidated Financial Statements are an integral part of these statements.

162	JPMorgan Chase & Co./2020 Form 10-K

Consolidated statements of comprehensive income

Year ended December 31, (in millions)	2020	2019	2018
Net income	$29,131	$36,431	$32,474
Other comprehensive income/(loss), after–tax
Unrealized gains/(losses) on investment securities	4,123	2,855	(1,858)
Translation adjustments, net of hedges	234	20	20
Fair value hedges	19	30	(107)
Cash flow hedges	2,320	172	(201)
Defined benefit pension and OPEB plans	212	964	(373)
DVA on fair value option elected liabilities	(491)	(965)	1,043
Total other comprehensive income/(loss), after–tax	6,417	3,076	(1,476)
Comprehensive income	$35,548	$39,507	$30,998

The Notes to Consolidated Financial Statements are an integral part of these statements.

JPMorgan Chase & Co./2020 Form 10-K	163

Consolidated balance sheets

December 31, (in millions, except share data)	2020	2019
Assets
Cash and due from banks	$24,874	$21,704
Deposits with banks	502,735	241,927
Federal funds sold and securities purchased under resale agreements (included $238,015 and $14,561 at fair value)	296,284	249,157
Securities borrowed (included $52,983 and $6,237 at fair value)	160,635	139,758
Trading assets (included assets pledged of $130,645 and $111,522)(a)	503,126	369,687
Available-for-sale securities (amortized cost of $381,729 and $345,306; included assets pledged of $32,227 and $10,325)	388,178	350,699
Held-to-maturity securities (net of allowance for credit losses of $78)	201,821	47,540
Investment securities, net of allowance for credit losses	589,999	398,239
Loans (included $44,474 and $44,955 at fair value)(a)	1,012,853	997,620
Allowance for loan losses	(28,328)	(13,123)
Loans, net of allowance for loan losses	984,525	984,497
Accrued interest and accounts receivable	90,503	72,861
Premises and equipment	27,109	25,813
Goodwill, MSRs and other intangible assets	53,428	53,341
Other assets (included $13,827 and $12,676 at fair value and assets pledged of $3,739 and $3,349)(a)	152,853	130,395
Total assets(b)	$3,386,071	$2,687,379
Liabilities
Deposits (included $14,484 and $28,589 at fair value)	$2,144,257	$1,562,431
Federal funds purchased and securities loaned or sold under repurchase agreements (included $155,735 and $549 at fair value)	215,209	183,675
Short-term borrowings (included $16,893 and $5,920 at fair value)	45,208	40,920
Trading liabilities	170,181	119,277
Accounts payable and other liabilities (included $3,476 and $3,728 at fair value)	232,599	210,407
Beneficial interests issued by consolidated VIEs (included $41 and $36 at fair value)	17,578	17,841
Long-term debt (included $76,817 and $75,745 at fair value)	281,685	291,498
Total liabilities(b)	3,106,717	2,426,049
Commitments and contingencies (refer to Notes 28, 29 and 30)
Stockholders’ equity
Preferred stock ($1 par value; authorized 200,000,000 shares: issued 3,006,250 and 2,699,250 shares)	30,063	26,993
Common stock ($1 par value; authorized 9,000,000,000 shares; issued 4,104,933,895 shares)	4,105	4,105
Additional paid-in capital	88,394	88,522
Retained earnings	236,990	223,211
Accumulated other comprehensive income	7,986	1,569
Shares held in restricted stock units (“RSU”) trust, at cost (zero and 472,953 shares)	—	(21)
Treasury stock, at cost (1,055,499,435 and 1,020,912,567 shares)	(88,184)	(83,049)
Total stockholders’ equity	279,354	261,330
Total liabilities and stockholders’ equity	$3,386,071	$2,687,379
Effective January 1, 2020, the Firm adopted the CECL accounting guidance. Refer to Note 1 for further information.
(a)In the third quarter of 2020, the Firm reclassified certain fair value option elected lending-related positions from trading assets to loans and other assets. Prior-period amounts have been revised to conform with the current presentation.
(b)The following table presents information on assets and liabilities related to VIEs that are consolidated by the Firm at December 31, 2020 and 2019. The assets of the consolidated VIEs are used to settle the liabilities of those entities. The holders of the beneficial interests do not have recourse to the general credit of JPMorgan Chase. The assets and liabilities in the table below include third-party assets and liabilities of consolidated VIEs and exclude intercompany balances that eliminate in consolidation. Refer to Note 14 for a further discussion.

December 31, (in millions)	2020	2019
Assets
Trading assets	$1,934	$2,633
Loans	37,619	42,931
All other assets	681	881
Total assets	$40,234	$46,445
Liabilities
Beneficial interests issued by consolidated VIEs	$17,578	$17,841
All other liabilities	233	447
Total liabilities	$17,811	$18,288

The Notes to Consolidated Financial Statements are an integral part of these statements.

164	JPMorgan Chase & Co./2020 Form 10-K

Consolidated statements of changes in stockholders’ equity

Year ended December 31, (in millions, except per share data)	2020	2019	2018
Preferred stock
Balance at January 1	$26,993	$26,068	$26,068
Issuance	4,500	5,000	1,696
Redemption	(1,430)	(4,075)	(1,696)
Balance at December 31	30,063	26,993	26,068
Common stock
Balance at January 1 and December 31	4,105	4,105	4,105
Additional paid-in capital
Balance at January 1	88,522	89,162	90,579
Shares issued and commitments to issue common stock for employee share-based compensation awards, and related tax effects	(72)	(591)	(738)
Other	(56)	(49)	(679)
Balance at December 31	88,394	88,522	89,162
Retained earnings
Balance at January 1	223,211	199,202	177,676
Cumulative effect of change in accounting principles	(2,650)	62	(183)
Net income	29,131	36,431	32,474
Dividends declared:
Preferred stock	(1,583)	(1,587)	(1,551)
Common stock ($3.60, $3.40 and $2.72 per share for 2020, 2019 and 2018, respectively)	(11,119)	(10,897)	(9,214)
Balance at December 31	236,990	223,211	199,202
Accumulated other comprehensive income
Balance at January 1	1,569	(1,507)	(119)
Cumulative effect of change in accounting principles	—	—	88
Other comprehensive income/(loss), after-tax	6,417	3,076	(1,476)
Balance at December 31	7,986	1,569	(1,507)
Shares held in RSU Trust, at cost
Balance at the beginning of the period	(21)	(21)	(21)
Liquidation of RSU Trust	21	—	—
Balance at December 31	—	(21)	(21)
Treasury stock, at cost
Balance at January 1	(83,049)	(60,494)	(42,595)
Repurchase	(6,397)	(24,121)	(19,983)
Reissuance	1,262	1,566	2,084
Balance at December 31	(88,184)	(83,049)	(60,494)
Total stockholders’ equity	$279,354	$261,330	$256,515
Effective January 1, 2020, the Firm adopted the CECL accounting guidance. Refer to Note 1 for further information.

The Notes to Consolidated Financial Statements are an integral part of these statements.

JPMorgan Chase & Co./2020 Form 10-K	165

Consolidated statements of cash flows

Year ended December 31, (in millions)	2020	2019	2018
Operating activities
Net income	$29,131	$36,431	$32,474
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Provision for credit losses	17,480	5,585	4,871
Depreciation and amortization	8,614	8,368	7,791
Deferred tax expense	(3,981)	949	1,721
Other	1,649	1,996	2,717
Originations and purchases of loans held-for-sale(a)	(166,504)	(169,289)	(172,728)
Proceeds from sales, securitizations and paydowns of loans held-for-sale(a)	175,490	171,415	163,747
Net change in:
Trading assets(a)	(148,749)	6,551	(35,067)
Securities borrowed	(20,734)	(27,631)	(6,861)
Accrued interest and accounts receivable	(18,012)	(78)	(5,849)
Other assets(a)	(42,434)	(17,570)	(8,779)
Trading liabilities	77,198	(14,516)	18,290
Accounts payable and other liabilities	7,827	(352)	14,630
Other operating adjustments(a)	3,115	2,233	(1,343)
Net cash provided by/(used in) operating activities	(79,910)	4,092	15,614
Investing activities
Net change in:
Federal funds sold and securities purchased under resale agreements	(47,115)	72,396	(123,201)
Held-to-maturity securities:
Proceeds from paydowns and maturities	21,360	3,423	2,945
Purchases	(12,400)	(13,427)	(9,368)
Available-for-sale securities:
Proceeds from paydowns and maturities	57,675	52,200	37,401
Proceeds from sales	149,758	70,181	46,067
Purchases	(397,145)	(242,149)	(95,091)
Proceeds from sales and securitizations of loans held-for-investment	23,559	62,095	29,826
Other changes in loans, net(a)	(50,263)	(51,743)	(83,013)
All other investing activities, net	(7,341)	(5,035)	(4,986)
Net cash (used in) investing activities	(261,912)	(52,059)	(199,420)
Financing activities
Net change in:
Deposits	602,765	101,002	26,728
Federal funds purchased and securities loaned or sold under repurchase agreements	31,528	1,347	23,415
Short-term borrowings	4,438	(28,561)	18,476
Beneficial interests issued by consolidated VIEs	1,347	4,289	1,712
Proceeds from long-term borrowings	78,686	61,085	71,662
Payments of long-term borrowings	(105,055)	(69,610)	(76,313)
Proceeds from issuance of preferred stock	4,500	5,000	1,696
Redemption of preferred stock	(1,430)	(4,075)	(1,696)
Treasury stock repurchased	(6,517)	(24,001)	(19,983)
Dividends paid	(12,690)	(12,343)	(10,109)
All other financing activities, net	(927)	(1,146)	(1,430)
Net cash provided by financing activities	596,645	32,987	34,158
Effect of exchange rate changes on cash and due from banks and deposits with banks	9,155	(182)	(2,863)
Net increase/(decrease) in cash and due from banks and deposits with banks	263,978	(15,162)	(152,511)
Cash and due from banks and deposits with banks at the beginning of the period	263,631	278,793	431,304
Cash and due from banks and deposits with banks at the end of the period	$527,609	$263,631	$278,793
Cash interest paid	$13,077	$29,918	$21,152
Cash income taxes paid, net	7,661	5,624	3,542
(a) In the third quarter of 2020, the Firm reclassified certain fair value option elected lending-related positions from trading assets to loans and other assets. Prior-period amounts have been revised to conform with the current presentation.
The Notes to Consolidated Financial Statements are an integral part of these statements.

166	JPMorgan Chase & Co./2020 Form 10-K

Notes to consolidated financial statements

Note 1 – Basis of presentation
JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”), a financial holding company incorporated under Delaware law in 1968, is a leading global financial services firm in the U.S., with operations worldwide. The Firm is a leader in investment banking, financial services for consumers and small businesses, commercial banking, financial transaction processing and asset management. Refer to Note 32 for a further discussion of the Firm’s business segments.
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
The Firm’s investment companies and asset management funds have investments in both publicly-held and privately-held entities, including investments in buyouts, growth equity and venture opportunities. These investments are accounted for under investment company guidelines and, accordingly, irrespective of the percentage of equity ownership interests held, are carried on the Consolidated balance sheets at fair value, and are recorded in other assets, with income or loss included in noninterest revenue. If consolidated, the Firm retains the accounting under such specialized investment company guidelines.
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

JPMorgan Chase & Co./2020 Form 10-K	167

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

168	JPMorgan Chase & Co./2020 Form 10-K

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
The adoption of this guidance established a single allowance framework for all financial assets measured at amortized cost and certain off-balance sheet credit exposures. This framework requires that management’s estimate reflects credit losses over the instrument’s remaining expected life and considers expected future changes in macroeconomic conditions. Refer to Note 13 for further information. Prior to the adoption of the CECL accounting guidance, the Firm’s allowance for credit losses represented management’s estimate of probable credit losses inherent in the Firm’s retained loan portfolios and certain lending-related commitments.
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
to loans. PCD loans are subject to the Firm’s nonaccrual and charge-off policies and are now reported in the consumer,
excluding credit card portfolio’s residential real estate loan

JPMorgan Chase & Co./2020 Form 10-K	169

Notes to consolidated financial statements
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
Capital transition provisions
As permitted under the U.S. capital rules issued by the federal banking agencies in 2019, the Firm initially elected to phase-in the January 1, 2020 (“day 1”) CECL adoption impact to retained earnings of $2.7 billion to CET1 capital, at 25% per year in each of 2020 to 2023. As part of their response to the impact of the COVID-19 pandemic, on March 31, 2020, the federal banking agencies issued an interim final rule (issued as final on August 26, 2020) that provided the option to delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period (“CECL capital transition provisions”). Refer to Note 27 for further information.
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

Fair value measurement	Note 2	page 171
Fair value option	Note 3	page 192
Derivative instruments	Note 5	page 198
Noninterest revenue and noninterest expense	Note 6	page 212
Interest income and Interest expense	Note 7	page 215
Pension and other postretirement employee benefit plans	Note 8	page 216
Employee share-based incentives	Note 9	page 221
Investment securities	Note 10	page 223
Securities financing activities	Note 11	page 229
Loans	Note 12	page 232
Allowance for credit losses	Note 13	page 248
Variable interest entities	Note 14	page 253
Goodwill and Mortgage servicing rights	Note 15	page 261
Premises and equipment	Note 16	page 265
Leases	Note 18	page 266
Long-term debt	Note 20	page 269
Earnings per share	Note 23	page 274
Income taxes	Note 25	page 277
Off–balance sheet lending-related financial instruments, guarantees and other commitments	Note 28	page 283
Litigation	Note 30	page 290

170	JPMorgan Chase & Co./2020 Form 10-K

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
The VCG determines any valuation adjustments that may be required to the estimates provided by the risk-taking functions. No adjustments to quoted prices are applied for instruments classified within level 1 of the fair value hierarchy (refer to the discussion below for further information on the fair value hierarchy). For other positions, judgment is required to assess the need for valuation adjustments to appropriately reflect liquidity considerations, unobservable parameters, and, for certain portfolios that meet specified criteria, the size of the net open risk position. The determination of such adjustments follows a consistent framework across the Firm:
•Liquidity valuation adjustments are considered where an observable external price or valuation parameter exists but is of lower reliability, potentially due to lower market activity. Liquidity valuation adjustments are made based on current market conditions. Factors that may be considered in determining the liquidity adjustment include analysis of: (1) the estimated bid-offer spread for the instrument being traded; (2) alternative pricing points for similar instruments in active markets; and (3) the range of reasonable values that the price or parameter could take.
•The Firm manages certain portfolios of financial instruments on the basis of net open risk exposure and, as permitted by U.S. GAAP, has elected to estimate the fair value of such portfolios on the basis of a transfer of the entire net open risk position in an orderly transaction. Where this is the case, valuation adjustments may be necessary to reflect the cost of exiting a larger-than-normal market-size net open risk position. Where applied, such adjustments are based on factors that a relevant market participant would consider in the transfer of the net open risk position, including the size of the adverse market move that is likely to occur during the period required to reduce the net open risk position to a normal market-size.
•Uncertainty adjustments related to unobservable parameters may be made when positions are valued using prices or input parameters to valuation models

JPMorgan Chase & Co./2020 Form 10-K	171

Notes to consolidated financial statements
that are unobservable due to a lack of market activity or because they cannot be implied from observable market data. Such prices or parameters must be estimated and are, therefore, subject to management judgment. Adjustments are made to reflect the uncertainty inherent in the resulting valuation estimate.
•Where appropriate, the Firm also applies adjustments to its estimates of fair value in order to appropriately reflect counterparty credit quality (CVA), the Firm’s own creditworthiness (DVA) and the impact of funding (FVA), using a consistent framework across the Firm. Refer to Credit and funding adjustments on page 188 of this Note for more information on such adjustments.
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
Under the Firm’s Estimations and Model Risk Management Policy, the MRGR reviews and approves new models, as well as material changes to existing models, prior to implementation in the operating environment. In certain circumstances exceptions may be granted to the Firm’s policy to allow a model to be used prior to review or approval. The MRGR may also require the user to take appropriate actions to mitigate the model risk if it is to be used in the interim. These actions will depend on the model and may include, for example, limitation of trading activity.
Valuation hierarchy
A three-level valuation hierarchy has been established under U.S. GAAP for disclosure of fair value measurements. The valuation hierarchy is based on the observability of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows.
•Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
•Level 3 – one or more inputs to the valuation methodology are unobservable and significant to the fair value measurement.
A financial instrument’s categorization within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement.

172	JPMorgan Chase & Co./2020 Form 10-K

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
• Market rates for the respective maturity
• Collateral characteristics
Loans and lending-related commitments — wholesale
Loans carried at fair value (trading loans and non-trading loans) and associated lending-related commitments	Where observable market data is available, valuations are based on:	Level 2 or 3
• Observed market prices (circumstances are infrequent)
• Relevant broker quotes
• Observed market prices for similar instruments
Where observable market data is unavailable or limited, valuations are based on discounted cash flows, which consider the following:
• Credit spreads derived from the cost of CDS; or benchmark credit curves developed by the Firm, by industry and credit rating
• Prepayment speed
• Collateral characteristics
Loans — consumer
Loans carried at fair value — conforming residential mortgage loans expected to be sold	Fair value is based on observable prices for mortgage-backed securities with similar collateral and incorporates adjustments to these prices to account for differences between the securities and the value of the underlying loans, which include credit characteristics, portfolio composition, and liquidity.	Predominantly level 2

Investment and trading securities	Quoted market prices	Level 1
	In the absence of quoted market prices, securities are valued based on:	Level 2 or 3
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
• Collateral characteristics
• Deal-specific payment and loss allocations
•Expected prepayment speed, conditional default rates, loss severity
• Credit spreads
• Credit rating data
Physical commodities	Valued using observable market prices or data.	Level 1 or 2

JPMorgan Chase & Co./2020 Form 10-K	173

Notes to consolidated financial statements

Product/instrument	Valuation methodology	Classifications in the valuation hierarchy
Derivatives	Exchange-traded derivatives that are actively traded and valued using the exchange price.	Level 1
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
• Interest rate-FX correlation
Commodity derivatives specific inputs include:
• Commodity volatility
• Forward commodity price
• Commodity correlation
Additionally, adjustments are made to reflect counterparty credit quality (CVA) and the impact of funding (FVA). Refer to page 188 of this Note.

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
• Additional available inputs relevant to the investment.
Fund investments (e.g., mutual/collective investment funds, private equity funds, hedge funds, and real estate funds)	Net asset value
	• NAV is supported by the ability to redeem and purchase at the NAV level.	Level 1

	• Adjustments to the NAV as required, for restrictions on redemption (e.g., lock-up periods or withdrawal limitations) or where observable activity is limited.	Level 2 or 3(a)

Beneficial interests issued by consolidated VIEs	Valued using observable market information, where available.	Level 2 or 3
In the absence of observable market information, valuations are based on the fair value of the underlying assets held by the VIE.
(a)Excludes certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient.

174	JPMorgan Chase & Co./2020 Form 10-K

Product/instrument	Valuation methodology	Classification in the valuation hierarchy
Structured notes (included in deposits, short-term borrowings and long-term debt)
• Valuations are based on discounted cash flow analyses that consider the embedded derivative and the terms and payment structure of the note.

• The embedded derivative features are considered using models such as the Black-Scholes option pricing model, simulation models, or a combination of models that may use observable or unobservable valuation inputs, depending on the embedded derivative. The specific inputs used vary according to the nature of the embedded derivative features, as described in the discussion above regarding derivatives valuation. Adjustments are then made to this base valuation to reflect the Firm’s own credit risk (DVA). Refer to page 188 of this Note.
Level 2 or 3

JPMorgan Chase & Co./2020 Form 10-K	175

Notes to consolidated financial statements
The following table presents the assets and liabilities reported at fair value as of December 31, 2020 and 2019, by major product category and fair value hierarchy.

Assets and liabilities measured at fair value on a recurring basis
	Fair value hierarchy
December 31, 2020 (in millions)	Level 1	Level 2	Level 3	Derivative netting adjustments(g)	Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$238,015	$—	$—	$238,015
Securities borrowed	—	52,983	—	—	52,983
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	—	68,395	449	—	68,844
Residential – nonagency	—	2,138	28	—	2,166
Commercial – nonagency	—	1,327	3	—	1,330
Total mortgage-backed securities	—	71,860	480	—	72,340
U.S. Treasury, GSEs and government agencies(a)	104,263	10,996	—	—	115,259
Obligations of U.S. states and municipalities	—	7,184	8	—	7,192
Certificates of deposit, bankers’ acceptances and commercial paper	—	1,230	—	—	1,230
Non-U.S. government debt securities	26,772	40,671	182	—	67,625
Corporate debt securities	—	21,017	507	—	21,524
Loans(b)	—	6,101	893	—	6,994
Asset-backed securities	—	2,304	28	—	2,332
Total debt instruments	131,035	161,363	2,098	—	294,496
Equity securities	97,035	2,652	179	—	99,866
Physical commodities(c)	6,382	5,189	—	—	11,571
Other	—	17,165	346	—	17,511
Total debt and equity instruments(d)	234,452	186,369	2,623	—	423,444
Derivative receivables:
Interest rate	2,318	386,865	2,307	(355,765)	35,725
Credit	—	12,879	624	(12,823)	680
Foreign exchange	146	205,127	987	(190,479)	15,781
Equity	—	71,279	3,519	(54,125)	20,673
Commodity	—	21,272	231	(14,732)	6,771
Total derivative receivables	2,464	697,422	7,668	(627,924)	79,630
Total trading assets(e)	236,916	883,791	10,291	(627,924)	503,074
Available-for-sale securities:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	21,018	92,283	—	—	113,301
Residential – nonagency	—	10,233	—	—	10,233
Commercial – nonagency	—	2,856	—	—	2,856
Total mortgage-backed securities	21,018	105,372	—	—	126,390
U.S. Treasury and government agencies	201,951	—	—	—	201,951
Obligations of U.S. states and municipalities	—	20,396	—	—	20,396
Certificates of deposit	—	—	—	—	—
Non-U.S. government debt securities	13,135	9,793	—	—	22,928
Corporate debt securities	—	216	—	—	216
Asset-backed securities:
Collateralized loan obligations	—	10,048	—	—	10,048
Other	—	6,249	—	—	6,249
Total available-for-sale securities	236,104	152,074	—	—	388,178
Loans(b)(f)	—	42,169	2,305	—	44,474
Mortgage servicing rights	—	—	3,276	—	3,276
Other assets(b)(e)	8,110	4,561	538	—	13,209
Total assets measured at fair value on a recurring basis	$481,130	$1,373,593	$16,410	$(627,924)	$1,243,209
Deposits	$—	$11,571	$2,913	$—	$14,484
Federal funds purchased and securities loaned or sold under repurchase agreements	—	155,735	—	—	155,735
Short-term borrowings	—	14,473	2,420	—	16,893
Trading liabilities:
Debt and equity instruments(d)	82,669	16,838	51	—	99,558
Derivative payables:
Interest rate	2,496	349,082	2,049	(340,615)	13,012
Credit	—	14,344	848	(13,197)	1,995
Foreign exchange	132	214,373	1,421	(194,493)	21,433
Equity	—	74,032	7,381	(55,515)	25,898
Commodity	—	21,767	962	(14,444)	8,285
Total derivative payables	2,628	673,598	12,661	(618,264)	70,623
Total trading liabilities	85,297	690,436	12,712	(618,264)	170,181
Accounts payable and other liabilities	2,895	513	68	—	3,476
Beneficial interests issued by consolidated VIEs	—	41	—	—	41
Long-term debt	—	53,420	23,397	—	76,817
Total liabilities measured at fair value on a recurring basis	$88,192	$926,189	$41,510	$(618,264)	$437,627

176	JPMorgan Chase & Co./2020 Form 10-K

	Fair value hierarchy
December 31, 2019 (in millions)	Level 1	Level 2	Level 3	Derivative netting adjustments(g)	Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$14,561	$—	$—	$14,561
Securities borrowed	—	6,237	—	—	6,237
Trading assets:			—
Debt instruments:			—
Mortgage-backed securities:			—
U.S. GSEs and government agencies(a)	—	44,510	797	—	45,307
Residential – nonagency	—	1,977	23	—	2,000
Commercial – nonagency	—	1,486	4	—	1,490
Total mortgage-backed securities	—	47,973	824	—	48,797
U.S. Treasury, GSEs and government agencies(a)	78,289	10,295	—	—	88,584
Obligations of U.S. states and municipalities	—	6,468	10	—	6,478
Certificates of deposit, bankers’ acceptances and commercial paper	—	252	—	—	252
Non-U.S. government debt securities	26,600	27,169	155	—	53,924
Corporate debt securities	—	17,956	558	—	18,514
Loans(b)	—	6,340	673	—	7,013
Asset-backed securities	—	2,593	37	—	2,630
Total debt instruments	104,889	119,046	2,257	—	226,192
Equity securities	71,890	244	196	—	72,330
Physical commodities(c)	3,638	3,579	—	—	7,217
Other	—	13,896	232	—	14,128
Total debt and equity instruments(d)	180,417	136,765	2,685	—	319,867
Derivative receivables:
Interest rate	721	311,173	1,400	(285,873)	27,421
Credit	—	14,252	624	(14,175)	701
Foreign exchange	117	137,938	432	(129,482)	9,005
Equity	—	43,642	2,085	(39,250)	6,477
Commodity	—	17,058	184	(11,080)	6,162
Total derivative receivables	838	524,063	4,725	(479,860)	49,766
Total trading assets(e)	181,255	660,828	7,410	(479,860)	369,633
Available-for-sale securities:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	—	110,117	—	—	110,117
Residential – nonagency	—	12,989	1	—	12,990
Commercial – nonagency	—	5,188	—	—	5,188
Total mortgage-backed securities	—	128,294	1	—	128,295
U.S. Treasury and government agencies	139,436	—	—	—	139,436
Obligations of U.S. states and municipalities	—	29,810	—	—	29,810
Certificates of deposit	—	77	—	—	77
Non-U.S. government debt securities	12,966	8,821	—	—	21,787
Corporate debt securities	—	845	—	—	845
Asset-backed securities:			—	—	—
Collateralized loan obligations	—	24,991	—	—	24,991
Other	—	5,458	—	—	5,458
Total available-for-sale securities	152,402	198,296	1	—	350,699
Loans(b)(f)	—	44,439	516	—	44,955
Mortgage servicing rights	—	—	4,699	—	4,699
Other assets(b)(e)	7,305	3,824	917	—	12,046
Total assets measured at fair value on a recurring basis	$340,962	$928,185	$13,543	$(479,860)	$802,830
Deposits	$—	$25,229	$3,360	$—	$28,589
Federal funds purchased and securities loaned or sold under repurchase agreements	—	549	—	—	549
Short-term borrowings	—	4,246	1,674	—	5,920
Trading liabilities:
Debt and equity instruments(d)	59,047	16,481	41	—	75,569
Derivative payables:
Interest rate	795	276,746	1,732	(270,670)	8,603
Credit	—	14,358	763	(13,469)	1,652
Foreign exchange	109	143,960	1,039	(131,950)	13,158
Equity	—	47,261	5,480	(40,204)	12,537
Commodity	—	19,685	200	(12,127)	7,758
Total derivative payables	904	502,010	9,214	(468,420)	43,708
Total trading liabilities	59,951	518,491	9,255	(468,420)	119,277
Accounts payable and other liabilities	3,231	452	45	—	3,728
Beneficial interests issued by consolidated VIEs	—	36	—	—	36
Long-term debt	—	52,406	23,339	—	75,745
Total liabilities measured at fair value on a recurring basis	$63,182	$601,409	$37,673	$(468,420)	$233,844
(a)At December 31, 2020 and 2019, included total U.S. GSE obligations of $117.6 billion and $104.5 billion, respectively, which were mortgage-related.
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

JPMorgan Chase & Co./2020 Form 10-K	177

Notes to consolidated financial statements
discussion of the Firm’s hedge accounting relationships. To provide consistent fair value disclosure information, all physical commodities inventories have been included in each period presented.
(d)Balances reflect the reduction of securities owned (long positions) by the amount of identical securities sold but not yet purchased (short positions).
(e)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient are not required to be classified in the fair value hierarchy. At December 31, 2020 and 2019, the fair values of these investments, which include certain hedge funds, private equity funds, real estate and other funds, were $670 million and $684 million, respectively. Included in these balances at December 31, 2020 and 2019, were trading assets of $52 million and $54 million, respectively, and other assets of $618 million and $630 million, respectively.
(f)At December 31, 2020 and 2019, included within loans were $15.1 billion and $19.8 billion, respectively, of residential first-lien mortgages, and $6.3 billion and $8.2 billion, respectively, of commercial first-lien mortgages. Residential mortgage loans include conforming mortgage loans originated with the intent to sell to U.S. GSEs and government agencies of $8.4 billion and $13.6 billion, respectively.
(g)As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists. The level 3 balances would be reduced if netting were applied, including the netting benefit associated with cash collateral.

178	JPMorgan Chase & Co./2020 Form 10-K

Level 3 valuations
The Firm has established well-structured processes for determining fair value, including for instruments where fair value is estimated using significant unobservable inputs (level 3). Refer to pages 171-175 of this Note for further information on the Firm’s valuation process and a detailed discussion of the determination of fair value for individual financial instruments.
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

JPMorgan Chase & Co./2020 Form 10-K	179

Notes to consolidated financial statements

Level 3 inputs(a)
December 31, 2020
Product/Instrument	Fair value (in millions)	Principal valuation technique	Unobservable inputs(g)	Range of input values			Average(i)
Residential mortgage-backed securities and loans(b)	$1,282	Discounted cash flows	Yield	0%	–	18%	6%
			Prepayment speed	0%	–	46%	10%
			Conditional default rate	0%	–	30%	14%
			Loss severity	0%	–	107%	7%
Commercial mortgage-backed securities and loans(c)	466	Market comparables	Price	$0	–	$101	$84
Corporate debt securities	507	Market comparables	Price	$2	–	$116	$85
Loans(d)	1,930	Market comparables	Price	$10	–	$104	$72
Asset-backed securities	28	Market comparables	Price	$1	–	$97	$57
Net interest rate derivatives	238	Option pricing	Interest rate volatility	7bps	–	513bps	101bps
			Interest rate spread volatility	11bps	–	23bps	15bps
			Interest rate correlation	(65)%	–	99%	35%
			IR-FX correlation	(35)%	–	50%	0%
	20	Discounted cash flows	Prepayment speed	0%	–	30%	8%
Net credit derivatives	(260)	Discounted cash flows	Credit correlation	34%	–	65%	48%
			Credit spread	3bps	–	1,302bps	441bps
			Recovery rate	0%	–	67%	46%
			Conditional default rate	2%	–	100%	58%
			Loss severity	100%			100%
	36	Market comparables	Price	$1	–	$115	$71
Net foreign exchange derivatives	(298)	Option pricing	IR-FX correlation	(40)%	–	65%	18%
	(136)	Discounted cash flows	Prepayment speed	9%			9%
Net equity derivatives	(3,862)	Option pricing	Forward equity price(h)	61%	–	106%	99%
			Equity volatility	5%	–	138%	35%
			Equity correlation	18%	–	99%	60%
			Equity-FX correlation	(79)%	–	55%	(27)%
			Equity-IR correlation	20%	–	50%	28%
Net commodity derivatives	(731)	Option pricing	Oil Commodity Forward	$600 / MT	–	$609 / MT	$605 / MT
			Forward power price	$12 / MWH	–	$55 / MWH	$34 / MWH
			Commodity volatility	1%	–	58%	29%
			Commodity correlation	(49)%	–	95%	23%
MSRs	3,276	Discounted cash flows	Refer to Note 15
Other assets	299	Discounted cash flows	Credit spread	45bps			45bps
			Yield	4%		30%	7%
	585	Market comparables	Price	$29	–	$29	$29
Long-term debt, short-term borrowings, and deposits(e)	27,912	Option pricing	Interest rate volatility	7bps	–	513bps	101bps
			Interest rate correlation	(65)%	–	99%	35%
			IR-FX correlation	(35)%	–	50%	0%
			Equity correlation	18%	–	99%	60%
			Equity-FX correlation	(79)%	–	55%	(27)%
			Equity-IR correlation	20%	–	50%	28%
	818	Discounted cash flows	Credit correlation	34%	–	65%	48%
Other level 3 assets and liabilities, net(f)	250
(a)The categories presented in the table have been aggregated based upon the product type, which may differ from their classification on the Consolidated balance sheets. Furthermore, the inputs presented for each valuation technique in the table are, in some cases, not applicable to every instrument valued using the technique as the characteristics of the instruments can differ.
(b)Comprises U.S. GSE and government agency securities of $449 million, nonagency securities of $28 million and non-trading loans of $805 million.
(c)Comprises nonagency securities of $3 million, trading loans of $43 million and non-trading loans of $420 million.
(d)Comprises trading loans of $850 million and non-trading loans of $1.1 billion.
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
(h)Forward equity price is expressed as a percentage of the current equity price.
(i)Amounts represent weighted averages except for derivative related inputs where arithmetic averages are used.

180	JPMorgan Chase & Co./2020 Form 10-K

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

JPMorgan Chase & Co./2020 Form 10-K	181

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
Changes in level 3 recurring fair value measurements
The following tables include a rollforward of the Consolidated balance sheets amounts (including changes in fair value) for financial instruments classified by the Firm within level 3 of the fair value hierarchy for the years ended December 31, 2020, 2019 and 2018. When a determination is made to classify a financial instrument within level 3, the determination is based on the significance of the unobservable inputs to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. Also, the Firm risk-manages the observable components of level 3 financial instruments using securities and derivative positions that are classified within level 1 or 2 of the fair value hierarchy; as these level 1 and level 2 risk management instruments are not included below, the gains or losses in the following tables do not reflect the effect of the Firm’s risk management activities related to such level 3 instruments.

182	JPMorgan Chase & Co./2020 Form 10-K

	Fair value measurements using significant unobservable inputs
Year ended December 31, 2020 (in millions)	Fair value at January 1, 2020	Total realized/unrealized gains/(losses)						Transfers into level 3(i)	Transfers (out of) level 3(i)	Fair value at Dec. 31, 2020	Change in unrealized gains/(losses) related to financial instruments held at Dec. 31, 2020
				Purchases(g)	Sales		Settlements(h)
Assets:(a)
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	$797	$(172)		$134	$(149)		$(161)	$—	$—	$449	$(150)
Residential – nonagency	23	2		15	(5)		(4)	—	(3)	28	(1)
Commercial – nonagency	4	—		1	—		(1)	2	(3)	3	—
Total mortgage-backed securities	824	(170)		150	(154)		(166)	2	(6)	480	(151)
U.S. Treasury, GSEs and government agencies	—	—		—	—		—	—	—	—	—
Obligations of U.S. states and municipalities	10	—		—	(1)		(1)	—	—	8	—
Non-U.S. government debt securities	155	21		281	(245)		(7)	—	(23)	182	11
Corporate debt securities	558	(23)		582	(205)		(236)	411	(580)	507	(25)
Loans(b)	673	(73)		1,112	(484)		(182)	791	(944)	893	(40)
Asset-backed securities	37	(3)		44	(40)		(9)	9	(10)	28	(4)
Total debt instruments	2,257	(248)		2,169	(1,129)		(601)	1,213	(1,563)	2,098	(209)
Equity securities	196	(75)		53	(376)		(1)	535	(153)	179	(20)
Other	232	271		245	(9)		(154)	6	(245)	346	206
Total trading assets – debt and equity instruments	2,685	(52)	(d)	2,467	(1,514)		(756)	1,754	(1,961)	2,623	(23)	(d)
Net derivative receivables:(c)
Interest rate	(332)	2,682		308	(148)		(2,228)	(332)	308	258	325
Credit	(139)	(212)		73	(154)		181	59	(32)	(224)	(110)
Foreign exchange	(607)	49		49	(24)		83	13	3	(434)	116
Equity	(3,395)	(65)		1,664	(2,317)		1,162	(935)	24	(3,862)	(556)
Commodity	(16)	(546)		27	(241)		356	(310)	(1)	(731)	267
Total net derivative receivables	(4,489)	1,908	(d)	2,121	(2,884)		(446)	(1,505)	302	(4,993)	42	(d)
Available-for-sale securities:
Mortgage-backed securities	1	—		—	—		(1)	—	—	—	—
Asset-backed securities	—	—		—	—		—	—	—	—	—
Total available-for-sale securities	1	—		—	—		(1)	—	—	—	—
Loans(b)	516	(243)	(d)	962	(84)		(733)	2,571	(684)	2,305	(18)	(d)
Mortgage servicing rights	4,699	(1,540)	(e)	1,192	(176)		(899)	—	—	3,276	(1,540)	(e)
Other assets(b)	917	(63)	(d)	75	(104)		(320)	40	(7)	538	(3)	(d)

	Fair value measurements using significant unobservable inputs
Year ended December 31, 2020 (in millions)	Fair value at January 1, 2020	Total realized/unrealized (gains)/losses							Transfers (out of) level 3(i)	Fair value at Dec. 31, 2020	Change in unrealized (gains)/losses related to financial instruments held at Dec. 31, 2020
				Purchases	Sales	Issuances	Settlements(h)	Transfers into level 3(i)
Liabilities:(a)
Deposits	$3,360	$165	(d)(f)	$—	$—	$671	$(605)	$265	$(943)	$2,913	$455	(d)(f)
Short-term borrowings	1,674	(338)	(d)(f)	—	—	5,140	(4,115)	105	(46)	2,420	143	(d)(f)
Trading liabilities – debt and equity instruments	41	(2)	(d)	(126)	14	—	(4)	136	(8)	51	(1)	(d)
Accounts payable and other liabilities	45	33	(d)	(87)	37	—	—	47	(7)	68	28	(d)
Beneficial interests issued by consolidated VIEs	—	—		—	—	—	—	—	—	—	—
Long-term debt	23,339	40	(d)(f)	—	—	9,883	(9,833)	1,250	(1,282)	23,397	1,920	(d)(f)

JPMorgan Chase & Co./2020 Form 10-K	183

Notes to consolidated financial statements

	Fair value measurements using significant unobservable inputs
Year ended December 31, 2019 (in millions)	Fair value at January 1, 2019	Total realized/unrealized gains/(losses)							Transfers (out of) level 3(i)	Fair value at Dec. 31, 2019	Change in unrealized gains/(losses) related to financial instruments held at Dec. 31, 2019
				Purchases(g)	Sales		Settlements(h)	Transfers into level 3(i)
Assets:(a)
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	$549	$(62)		$773	$(310)		$(134)	$1	$(20)	$797	$(58)
Residential – nonagency	64	25		83	(86)		(20)	15	(58)	23	2
Commercial – nonagency	11	2		20	(26)		(14)	15	(4)	4	1
Total mortgage-backed securities	624	(35)		876	(422)		(168)	31	(82)	824	(55)
U.S. Treasury, GSEs and government agencies	—	—		—	—		—	—	—	—	—
Obligations of U.S. states and municipalities	689	13		85	(159)		(8)	—	(610)	10	13
Non-U.S. government debt securities	155	1		290	(287)		—	14	(18)	155	4
Corporate debt securities	334	47		437	(247)		(52)	112	(73)	558	40
Loans(b)	738	29		456	(519)		(82)	437	(386)	673	13
Asset-backed securities	127	—		37	(93)		(40)	28	(22)	37	(3)
Total debt instruments	2,667	55		2,181	(1,727)		(350)	622	(1,191)	2,257	12
Equity securities	232	(41)		58	(103)		(22)	181	(109)	196	(18)
Other	301	(36)		50	(26)		(54)	2	(5)	232	91
Total trading assets – debt and equity instruments	3,200	(22)	(d)	2,289	(1,856)		(426)	805	(1,305)	2,685	85	(d)
Net derivative receivables:(c)
Interest rate	(38)	(394)		109	(125)		5	(7)	118	(332)	(599)
Credit	(107)	(36)		20	(9)		8	29	(44)	(139)	(127)
Foreign exchange	(297)	(551)		17	(67)		312	(22)	1	(607)	(380)
Equity	(2,225)	(310)		397	(573)		(503)	(405)	224	(3,395)	(1,608)
Commodity	(1,129)	497		36	(348)		89	(6)	845	(16)	130
Total net derivative receivables	(3,796)	(794)	(d)	579	(1,122)		(89)	(411)	1,144	(4,489)	(2,584)	(d)
Available-for-sale securities:
Mortgage-backed securities	1	—		—	—		—	—	—	1	—
Asset-backed securities	—	—		—	—		—	—	—	—	—
Total available-for-sale securities	1	—		—	—		—	—	—	1	—
Loans(b)	856	59	(d)	236	(188)		(482)	188	(153)	516	38	(d)
Mortgage servicing rights	6,130	(1,180)	(e)	1,489	(789)		(951)	—	—	4,699	(1,180)	(e)
Other assets(b)	1,161	(150)	(d)	229	(166)		(156)	6	(7)	917	(180)	(d)

	Fair value measurements using significant unobservable inputs
Year ended December 31, 2019 (in millions)	Fair value at January 1, 2019	Total realized/unrealized (gains)/losses							Transfers (out of) level 3(i)	Fair value at Dec. 31, 2019	Change in unrealized (gains)/losses related to financial instruments held at Dec. 31, 2019
				Purchases	Sales	Issuances	Settlements(h)	Transfers into level 3(i)
Liabilities:(a)
Deposits	$4,169	$278	(d)(f)	$—	$—	$916	$(806)	$12	$(1,209)	$3,360	$307	(d)(f)
Short-term borrowings	1,523	229	(d)(f)	—	—	3,441	(3,356)	85	(248)	1,674	155	(d)(f)
Trading liabilities – debt and equity instruments	50	2	(d)	(22)	41	—	1	16	(47)	41	3	(d)
Accounts payable and other liabilities	10	(2)	(d)	(84)	115	—	—	6	—	45	29	(d)
Beneficial interests issued by consolidated VIEs	1	(1)	(d)	—	—	—	—	—	—	—	—
Long-term debt	19,418	2,815	(d)(f)	—	—	10,441	(8,538)	651	(1,448)	23,339	2,822	(d)(f)

184	JPMorgan Chase & Co./2020 Form 10-K

	Fair value measurements using significant unobservable inputs
Year ended December 31, 2018 (in millions)	Fair value at January 1, 2018	Total realized/unrealized gains/(losses)							Transfers (out of) level 3(i)	Fair value at Dec. 31, 2018	Change in unrealized gains/(losses) related to financial instruments held at Dec. 31, 2018
				Purchases(g)	Sales		Settlements(h)	Transfers into level 3(i)
Assets:(a)
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	$307	$(23)		$478	$(164)		$(73)	$94	$(70)	$549	$(21)
Residential – nonagency	60	(2)		78	(50)		(7)	59	(74)	64	1
Commercial – nonagency	11	2		18	(18)		(17)	36	(21)	11	(2)
Total mortgage-backed securities	378	(23)		574	(232)		(97)	189	(165)	624	(22)
U.S. Treasury, GSEs and government agencies	1	—		—	—		—	—	(1)	—	—
Obligations of U.S. states and municipalities	744	(17)		112	(70)		(80)	—	—	689	(17)
Non-U.S. government debt securities	78	(22)		459	(277)		(12)	23	(94)	155	(9)
Corporate debt securities	312	(18)		364	(309)		(48)	262	(229)	334	(1)
Loans(b)	612	1		941	(536)		(219)	619	(680)	738	(13)
Asset-backed securities	153	28		98	(41)		(55)	45	(101)	127	22
Total debt instruments	2,278	(51)		2,548	(1,465)		(511)	1,138	(1,270)	2,667	(40)
Equity securities	295	(40)		118	(120)		(1)	107	(127)	232	9
Other	690	(285)		55	(40)		(118)	3	(4)	301	(301)
Total trading assets – debt and equity instruments	3,263	(376)	(d)	2,721	(1,625)		(630)	1,248	(1,401)	3,200	(332)	(d)
Net derivative receivables:(c)
Interest rate	264	150		107	(133)		(430)	(15)	19	(38)	187
Credit	(35)	(40)		5	(7)		(57)	4	23	(107)	(28)
Foreign exchange	(396)	103		52	(20)		30	(108)	42	(297)	(63)
Equity	(3,409)	198		1,676	(2,208)		1,805	(617)	330	(2,225)	561
Commodity	(674)	(73)		1	(72)		(301)	7	(17)	(1,129)	146
Total net derivative receivables	(4,250)	338	(d)	1,841	(2,440)		1,047	(729)	397	(3,796)	803	(d)
Available-for-sale securities:										—
Mortgage-backed securities	1	—		—	—		—	—	—	1	—
Asset-backed securities	276	1		—	—		(277)	—	—	—	—
Total available-for-sale securities	277	1	(j)	—	—		(277)	—	—	1	—
Loans(b)	2,152	9	(d)	412	(1,256)		(496)	194	(159)	856	(4)	(d)
Mortgage servicing rights	6,030	230	(e)	1,246	(636)		(740)	—	—	6,130	230	(e)
Other assets(b)	1,496	(319)	(d)	195	(38)		(176)	4	(1)	1,161	(331)	(d)

	Fair value measurements using significant unobservable inputs
Year ended December 31, 2018 (in millions)	Fair value at January 1, 2018	Total realized/unrealized (gains)/losses						Transfers into level 3(i)	Transfers (out of) level 3(i)	Fair value at Dec. 31, 2018	Change in unrealized (gains)/losses related to financial instruments held at Dec. 31, 2018
				Purchases	Sales	Issuances	Settlements(h)
Liabilities:(a)
Deposits	$4,142	$(136)	(d)(f)	$—	$—	$1,437	$(736)	$2	$(540)	$4,169	$(204)	(d)(f)
Short-term borrowings	1,665	(329)	(d)(f)	—	—	3,455	(3,388)	272	(152)	1,523	(131)	(d)(f)
Trading liabilities – debt and equity instruments	39	19	(d)	(99)	114	—	(1)	14	(36)	50	16	(d)
Accounts payable and other liabilities	13	—		(12)	5	—	—	4	—	10	—
Beneficial interests issued by consolidated VIEs	39	—		—	1	—	(39)	—	—	1	—
Long-term debt	16,125	(1,169)	(d)(f)	—	—	11,919	(7,769)	1,143	(831)	19,418	(1,385)	(d)(f)

JPMorgan Chase & Co./2020 Form 10-K	185

Notes to consolidated financial statements
(a)Level 3 assets at fair value as a percentage of total Firm assets accounted for at fair value (including assets measured at fair value on a nonrecurring basis) were 1%, 2% and 3% at December 31, 2020, 2019 and 2018, respectively. Level 3 liabilities at fair value as a percentage of total Firm liabilities at fair value (including liabilities measured at fair value on a nonrecurring basis) were 9%, 16% and 15% at December 31, 2020, 2019 and 2018, respectively.
(b)In the third quarter of 2020, the Firm reclassified certain fair value option elected lending-related positions from trading assets to loans and other assets. Prior-period amounts have been revised to conform with the current presentation.
(c)All level 3 derivatives are presented on a net basis, irrespective of underlying counterparty.
(d)Predominantly reported in principal transactions revenue, except for changes in fair value for CCB mortgage loans, and lending-related commitments originated with the intent to sell, and mortgage loan purchase commitments, which are reported in mortgage fees and related income.
(e)Changes in fair value for MSRs are reported in mortgage fees and related income.
(f)Realized (gains)/losses due to DVA for fair value option elected liabilities are reported in principal transactions revenue, and they were not material for the years ended December 31, 2020, 2019 and 2018, respectively. Unrealized (gains)/losses are reported in OCI, and they were $221 million, $319 million and $(277) million for the years ended December 31, 2020, 2019 and 2018, respectively.
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
(j)Realized gains/(losses) on AFS securities, as well as other-than-temporary impairment (“OTTI”) losses that are recorded in earnings, are reported in investment securities gains/(losses). Unrealized gains/(losses) are reported in OCI. There were no realized gains/(losses) and foreign exchange hedge accounting adjustments recorded in income on AFS securities for the years ended December 31, 2020 and 2019, respectively and $1 million recorded for the year ended December 31, 2018. There were no material unrealized gains/(losses) recorded on AFS securities in OCI for the years ended December 31, 2020, 2019 and 2018 respectively.

Level 3 analysis
Consolidated balance sheets changes
Level 3 assets at fair value including assets measured at fair value on a nonrecurring basis were 0.5% of total Firm assets at December 31, 2020. The following describes significant changes to level 3 assets since December 31, 2019, for those items measured at fair value on a recurring basis. Refer to Assets and liabilities measured at fair value on a nonrecurring basis on page 189 for further information on changes impacting items measured at fair value on a nonrecurring basis.
For the year ended December 31, 2020
Level 3 assets were $16.4 billion at December 31, 2020, reflecting an increase of $2.9 billion from December 31, 2019.
The increase for the year ended December 31, 2020 was driven by:
•$907 million increase in gross interest rate derivative receivables and $1.4 billion increase in gross equity derivative receivables largely due to gains net of settlements.
•$1.8 billion increase in non-trading loans due to net transfers.
partially offset by
•$1.4 billion decrease in MSRs due to losses and settlements partially offset by purchases.
Refer to the sections below for additional information.
Transfers between levels for instruments carried at
fair value on a recurring basis
During the year ended December 31, 2020, significant transfers from level 2 into level 3 included the following:
•$1.8 billion of total debt and equity instruments, predominantly equity securities and trading loans, driven by a decrease in observability.
•$2.6 billion of gross equity derivative receivables and $3.5 billion of gross equity derivative payables as a result of a decrease in observability and an increase in the significance of unobservable inputs.
•$880 million of gross interest rate derivative payables as a result of a decrease in observability and an increase in the significance of unobservable inputs.
•$2.6 billion of non-trading loans driven by a decrease in observability.
•$1.2 billion of long-term debt driven by a decrease in observability and an increase in the significance of unobservable inputs for structured notes.
During the year ended December 31, 2020, significant transfers from level 3 into level 2 included the following:
•$2.0 billion of total debt and equity instruments, predominantly due to corporate debt and trading loans, driven by an increase in observability.
•$2.4 billion of gross equity derivative receivables and $2.4 billion of gross equity derivative payables as a result of an increase in observability and a decrease in the significance of unobservable inputs.
•$943 million of deposits as a result of an increase in observability and a decrease in the significance of unobservable inputs.
•$1.3 billion of long-term debt driven by an increase in observability and a decrease in the significance of unobservable inputs for structured notes.
During the year ended December 31, 2019, significant transfers from level 2 into level 3 included the following:
•$993 million of total debt and equity instruments, the majority of which were trading loans, driven by a decrease in observability.
•$904 million of gross equity derivative payables as a result of a decrease in observability and an increase in the significance of unobservable inputs.

186	JPMorgan Chase & Co./2020 Form 10-K

During the year ended December 31, 2019, significant transfers from level 3 into level 2 included the following:
•$1.5 billion of total debt and equity instruments, the majority of which were obligations of U.S. states and municipalities and trading loans, driven by an increase in observability.
•$1.1 billion of gross equity derivative receivables and $1.3 billion of gross equity derivative payables as a result of an increase in observability and a decrease in the significance of unobservable inputs.
•$962 million of gross commodities derivative payables as a result of an increase in observability.
•$1.2 billion of deposits as a result of an increase in observability and a decrease in the significance of unobservable inputs.
•$1.4 billion of long-term debt as a result of an increase in observability and a decrease in the significance of unobservable inputs.
During the year ended December 31, 2018, significant transfers from level 2 into level 3 included the following:
•$1.4 billion of total debt and equity instruments, the majority of which were trading loans, driven by a decrease in observability.
•$1.0 billion of gross equity derivative receivables and $1.6 billion of gross equity derivative payables as a result of a decrease in observability and an increase in the significance of unobservable inputs.
•$1.1 billion of long-term debt driven by a decrease in observability and an increase in the significance of unobservable inputs for certain structured notes.
During the year ended December 31, 2018, significant transfers from level 3 into level 2 included the following:
•$1.5 billion of total debt and equity instruments, the majority of which were trading loans, driven by an increase in observability.
•$1.2 billion of gross equity derivative receivables and $1.5 billion of gross equity derivative payables as a result of an increase in observability and a decrease in the significance of unobservable inputs.
All transfers are based on changes in the observability and/or significance of the valuation inputs and are assumed to occur at the beginning of the quarterly reporting period in which they occur.
Gains and losses
The following describes significant components of total realized/unrealized gains/(losses) for instruments measured at fair value on a recurring basis for the years ended December 31, 2020, 2019 and 2018. These amounts exclude any effects of the Firm’s risk management activities where the financial instruments are classified as level 1 and 2 of the fair value hierarchy. Refer to Changes in level 3 recurring fair value measurements rollforward tables on pages 182-186 for further information on these instruments.
2020
•$10 million of net gains on assets driven by gains in net interest rate derivative receivables due to market movements largely offset by losses in MSRs reflecting faster prepayment speeds on lower rates. Refer to Note 15 for additional information on MSRs.
•$102 million of net gains on liabilities driven by market movements in short-term borrowings.
2019
•$2.1 billion of net losses on assets largely due to MSRs reflecting faster prepayment speeds on lower rates. Refer to Note 15 for additional information on MSRs.
•$3.3 billion of net losses on liabilities predominantly driven by market movements in long-term debt.
2018
•$1.6 billion of net gains on liabilities largely driven by market movements in long-term debt.

JPMorgan Chase & Co./2020 Form 10-K	187

Notes to consolidated financial statements
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

Year ended December 31, (in millions)	2020	2019	2018
Credit and funding adjustments:
Derivatives CVA	$(337)	$241	$193
Derivatives FVA	(64)	199	(74)
Valuation adjustments on fair value option elected liabilities
The valuation of the Firm’s liabilities for which the fair value option has been elected requires consideration of the Firm’s own credit risk. DVA on fair value option elected liabilities reflects changes (subsequent to the issuance of the liability) in the Firm’s probability of default and LGD, which are estimated based on changes in the Firm’s credit spread observed in the bond market. Realized (gains)/losses due to DVA for fair value option elected liabilities are reported in principal transactions revenue. Unrealized (gains)/losses are reported in OCI. Refer to page 186 in this Note and Note 24 for further information.

188	JPMorgan Chase & Co./2020 Form 10-K

Assets and liabilities measured at fair value on a nonrecurring basis
The following tables present the assets and liabilities held as of December 31, 2020 and 2019, respectively, for which nonrecurring fair value adjustments were recorded during the years ended December 31, 2020 and 2019, respectively, by major product category and fair value hierarchy.

	Fair value hierarchy					Total fair value
December 31, 2020 (in millions)	Level 1	Level 2		Level 3
Loans	$—	$1,611	(c)	$972	(d)	$2,583
Other assets(a)	—	5		979		984
Total assets measured at fair value on a nonrecurring basis	$—	$1,616		$1,951		$3,567
Accounts payable and other liabilities(b)	—	—		12		12
Total liabilities measured at fair value on a nonrecurring basis	$—	$—		$12		$12

	Fair value hierarchy					Total fair value
December 31, 2019 (in millions)	Level 1	Level 2		Level 3
Loans	$—	$3,462	(c)	$269		$3,731
Other assets	—	14		1,043	(e)	1,057
Total assets measured at fair value on a nonrecurring basis	$—	$3,476		$1,312		$4,788
(a) Primarily includes equity securities without readily determinable fair values that were adjusted based on observable price changes in orderly transactions from an identical or similar investment of the same issuer (measurement alternative). Of the $979 million in level 3 assets measured at fair value on a nonrecurring basis as of December 31, 2020, $535 million related to equity securities adjusted based on the measurement alternative. These equity securities are classified as level 3 due to the infrequency of the observable prices and/or the restrictions on the shares.
(b) There were no liabilities measured at fair value on a nonrecurring basis at December 31, 2019.
(c) Primarily includes certain mortgage loans that were reclassified to held-for-sale.
(d) Of the $972 million in level 3 assets measured at fair value on a nonrecurring basis as of December 31, 2020, $602 million related to residential real estate loans carried at the net realizable value of the underlying collateral (e.g., collateral-dependent loans). These amounts are classified as level 3 as they are valued using information from broker’s price opinions, appraisals and automated valuation models and discounted based upon the Firm’s experience with actual liquidation values. These discounts ranged from 13% to 46% with a weighted average of 27%.
(e) Prior-period amounts have been revised to conform with the current presentation.
Nonrecurring fair value changes
The following table presents the total change in value of assets and liabilities for which fair value adjustments have been recognized for the years ended December 31, 2020, 2019 and 2018, related to assets and liabilities held at those dates.

December 31, (in millions)	2020	2019		2018
Loans(a)	$(393)	$(274)		$(68)
Other assets(b)	(529)	182	(c)	132
Accounts payable and other liabilities	(11)	—		—
Total nonrecurring fair value gains/(losses)	$(933)	$(92)		$64
(a)Includes the impact of certain mortgage loans that were reclassified to held-for-sale.
(b)Included $(134) million, $201 million and $149 million for the years ended December 31, 2020, 2019 and 2018, respectively,of net (losses)/gains as a result of the measurement alternative.
(c)Prior-period amounts have been revised to conform with the current presentation.
Refer to Note 12 for further information about the measurement of collateral-dependent loans.

JPMorgan Chase & Co./2020 Form 10-K	189

Notes to consolidated financial statements
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
The following table presents the carrying value of equity securities without readily determinable fair values held as of December 31, 2020 and 2019, that are measured under the measurement alternative and the related adjustments recorded during the periods presented for those securities with observable price changes. These securities are included in the nonrecurring fair value tables when applicable price changes are observable.

As of or for the year ended December 31,
(in millions)	2020	2019
Other assets
Carrying value(a)	$2,368	$2,441
Upward carrying value changes(b)	167	243	(d)
Downward carrying value changes/impairment(c)	(301)	(42)
(a)The period-end carrying values reflect cumulative purchases and sales in addition to upward and downward carrying value changes.
(b)The cumulative upward carrying value changes between January 1, 2018 and December 31, 2020 were $708 million.
(c)The cumulative downward carrying value changes/impairment between January 1, 2018 and December 31, 2020 were $(430) million.
(d)Prior-period amounts have been revised to conform with the current presentation.

Included in other assets above is the Firm’s interest in approximately 40 million Visa Class B common shares, recorded at a nominal carrying value. These shares are subject to certain transfer restrictions currently and will be convertible into Visa Class A common shares upon final resolution of certain litigation matters involving Visa. The conversion rate of Visa Class B common shares into Visa Class A common shares is 1.6228 at December 31, 2020, and may be adjusted by Visa depending on developments related to the litigation matters.
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

190	JPMorgan Chase & Co./2020 Form 10-K

The following table presents by fair value hierarchy classification the carrying values and estimated fair values at December 31, 2020 and 2019, of financial assets and liabilities, excluding financial instruments that are carried at fair value on a recurring basis, and their classification within the fair value hierarchy.

	December 31, 2020					December 31, 2019
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value
Financial assets
Cash and due from banks	$24.9	$24.9	$—	$—	$24.9	$21.7	$21.7	$—	$—	$21.7
Deposits with banks	502.7	502.7	—	—	502.7	241.9	241.9	—	—	241.9
Accrued interest and accounts receivable	89.4	—	89.3	0.1	89.4	71.3	—	71.2	0.1	71.3
Federal funds sold and securities purchased under resale agreements	58.3	—	58.3	—	58.3	234.6	—	234.6	—	234.6
Securities borrowed	107.7	—	107.7	—	107.7	133.5	—	133.5	—	133.5
Investment securities, held-to-maturity	201.8	53.2	152.3	—	205.5	47.5	0.1	48.8	—	48.9
Loans, net of allowance for loan losses(a)	940.1	—	210.9	755.6	966.5	939.5	—	214.1	734.9	949.0
Other	81.8	—	80.0	1.9	81.9	61.3	—	60.6	0.8	61.4
Financial liabilities
Deposits	$2,129.8	$—	$2,128.9	$—	$2,128.9	$1,533.8	$—	$1,534.1	$—	$1,534.1
Federal funds purchased and securities loaned or sold under repurchase agreements	59.5	—	59.5	—	59.5	183.1	—	183.1	—	183.1
Short-term borrowings	28.3	—	28.3	—	28.3	35.0	—	35.0	—	35.0
Accounts payable and other liabilities	186.6	—	181.9	4.3	186.2	164.0	0.1	160.0	3.5	163.6
Beneficial interests issued by consolidated VIEs	17.5	—	17.6	—	17.6	17.8	—	17.9	—	17.9
Long-term debt	204.8	—	209.2	3.2	212.4	215.5	—	218.3	3.5	221.8
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

	December 31, 2020					December 31, 2019
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value(a)(b)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value(a)(b)	Level 1	Level 2	Level 3	Total estimated fair value
Wholesale lending-related commitments	$2.2	$—	$—	$2.1	$2.1	$1.2	$—	$—	$1.9	$1.9
(a)Excludes the current carrying values of the guarantee liability and the offsetting asset, each of which is recognized at fair value at the inception of the guarantees.
(b)Includes the wholesale allowance for lending-related commitments.

The Firm does not estimate the fair value of consumer off-balance sheet lending-related commitments. In many cases, the Firm can reduce or cancel these commitments by providing the borrower notice or, in some cases as permitted by law, without notice. Refer to page 173 of this Note for a further discussion of the valuation of lending-related commitments.

JPMorgan Chase & Co./2020 Form 10-K	191

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
•Certain long-term beneficial interests issued by CIB’s consolidated securitization trusts where the underlying assets are carried at fair value

192	JPMorgan Chase & Co./2020 Form 10-K

Changes in fair value under the fair value option election
The following table presents the changes in fair value included in the Consolidated statements of income for the years ended December 31, 2020, 2019 and 2018, for items for which the fair value option was elected. The profit and loss information presented below only includes the financial instruments that were elected to be measured at fair value; related risk management instruments, which are required to be measured at fair value, are not included in the table.

	2020				2019				2018
December 31, (in millions)	Principal transactions	All other income		Total changes in fair value recorded(f)	Principal transactions	All other income		Total changes in fair value recorded(f)	Principal transactions	All other income		Total changes in fair value recorded(f)
Federal funds sold and securities purchased under resale agreements	$12	$—		$12	$(36)	$—		$(36)	$(35)	$—		$(35)
Securities borrowed	143	—		143	133	—		133	22	—		22
Trading assets:
Debt and equity instruments, excluding loans	1,546	(1)	(d)	1,545	2,482	(1)	(d)	2,481	(1,680)	1	(d)	(1,679)
Loans reported as trading assets:
Changes in instrument-specific credit risk(a)	135	—		135	248	—		248	15	—		15
Other changes in fair value(a)	(19)	—		(19)	(1)	—		(1)	28	—		28
Loans:
Changes in instrument-specific credit risk(a)	190	7	(d)	197	475	2	(d)	477	385	1	(d)	386
Other changes in fair value(a)	470	3,239	(d)	3,709	267	1,224	(d)	1,491	138	185	(d)	323
Other assets(a)	103	(65)	(e)	38	8	6	(e)	14	11	(45)	(e)	(34)
Deposits(b)	(726)	—		(726)	(1,730)	—		(1,730)	181	—		181
Federal funds purchased and securities loaned or sold under repurchase agreements	(6)	—		(6)	(8)	—		(8)	11	—		11
Short-term borrowings(b)	294	—		294	(693)	—		(693)	862	—		862
Trading liabilities	2	—		2	6	—		6	1	—		1
Other liabilities	(94)	—		(94)	(16)	—		(16)	—	—		—
Long-term debt(b)(c)	(2,120)	(1)	(d)	(2,121)	(6,173)	1	(d)	(6,172)	2,695	—		2,695
(a)In the third quarter of 2020, the Firm reclassified certain fair value option elected lending-related positions from trading assets to loans and other assets. Prior-period amounts have been revised to conform with the current presentation.
(b)Unrealized gains/(losses) due to instrument-specific credit risk (DVA) for liabilities for which the fair value option has been elected are recorded in OCI and subsequently recorded in principal transactions revenue when realized. Realized gains/(losses) due to instrument-specific credit risk recorded in principal transactions revenue were $20 million for the year ended December 31,2020 and were not material for the years ended December 31, 2019 and 2018.
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
Determination of instrument-specific credit risk for items for which the fair value option was elected
The following describes how the gains and losses that are attributable to changes in instrument-specific credit risk, were determined.
•Loans and lending-related commitments: For floating-rate instruments, all changes in value are attributed to instrument-specific credit risk. For fixed-rate instruments, an allocation of the changes in value for the period is made between those changes in value that are interest rate-related and changes in value that are credit-related. Allocations are generally based on an analysis of borrower-specific credit spread and recovery information, where available, or benchmarking to similar entities or industries.
•Long-term debt: Changes in value attributable to instrument-specific credit risk were derived principally from observable changes in the Firm’s credit spread as observed in the bond market.
•Securities financing agreements: Generally, for these types of agreements, there is a requirement that collateral be maintained with a market value equal to or in excess of the principal amount loaned; as a result, there would be no adjustment or an immaterial adjustment for instrument-specific credit risk related to these agreements.

JPMorgan Chase & Co./2020 Form 10-K	193

Notes to consolidated financial statements
Difference between aggregate fair value and aggregate remaining contractual principal balance outstanding
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of December 31, 2020 and 2019, for loans, long-term debt and long-term beneficial interests for which the fair value option has been elected.

	2020				2019
December 31, (in millions)	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding
Loans
Nonaccrual loans
Loans reported as trading assets(a)	$3,386		$555	$(2,831)	$2,563		$234	$(2,329)
Loans(a)	1,867		1,507	(360)	964		696	(268)
Subtotal	5,253		2,062	(3,191)	3,527		930	(2,597)
90 or more days past due and government guaranteed(b)
Loans reported as trading assets	—		—	—	—		—	—
Loans	328		317	(11)	138		129	(9)
Subtotal	328		317	(11)	138		129	(9)
All other performing loans(c)
Loans reported as trading assets(a)	7,917		6,439	(1,478)	8,288		6,779	(1,509)
Loans(a)	42,022		42,650	628	43,955		44,130	175
Subtotal	49,939		49,089	(850)	52,243		50,909	(1,334)
Total loans	$55,520		$51,468	$(4,052)	$55,908		$51,968	$(3,940)
Long-term debt
Principal-protected debt	$40,560	(e)	$40,526	$(34)	$40,124	(e)	$39,246	$(878)
Nonprincipal-protected debt(d)	NA		36,291	NA	NA		36,499	NA
Total long-term debt	NA		$76,817	NA	NA		$75,745	NA
Long-term beneficial interests
Nonprincipal-protected debt(d)	NA		$41	NA	NA		$36	NA
Total long-term beneficial interests	NA		$41	NA	NA		$36	NA
(a)In the third quarter of 2020, the Firm reclassified certain fair value option elected lending-related positions from trading assets to loans and other assets. Prior-period amounts have been revised to conform with the current presentation.
(b)These balances are excluded from nonaccrual loans as the loans are insured and/or guaranteed by U.S. government agencies.
(c)There were no performing loans that were ninety days or more past due as of December 31, 2020 and 2019.
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
At December 31, 2020 and 2019, the contractual amount of lending-related commitments for which the fair value option was elected was $18.1 billion and $8.6 billion, respectively, with a corresponding fair value of $(39) million and $(120) million, respectively. Refer to Note 28 for further information regarding off-balance sheet lending-related financial instruments. Prior-period amounts have been revised to conform with the current presentation.

194	JPMorgan Chase & Co./2020 Form 10-K

Structured note products by balance sheet classification and risk component
The following table presents the fair value of structured notes, by balance sheet classification and the primary risk type.

	December 31, 2020				December 31, 2019
(in millions)	Long-term debt	Short-term borrowings	Deposits	Total	Long-term debt	Short-term borrowings	Deposits	Total
Risk exposure
Interest rate	$38,129	$65	$5,057	$43,251	$35,470	$34	$16,692	$52,196
Credit	6,409	1,022	—	7,431	5,715	875	—	6,590
Foreign exchange	3,613	92	—	3,705	3,862	48	5	3,915
Equity	26,943	5,021	6,893	38,857	29,294	4,852	8,177	42,323
Commodity	250	13	232	495	472	32	1,454	1,958
Total structured notes	$75,344	$6,213	$12,182	$93,739	$74,813	$5,841	$26,328	$106,982

JPMorgan Chase & Co./2020 Form 10-K	195

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

196	JPMorgan Chase & Co./2020 Form 10-K

The table below presents both on–balance sheet and off–balance sheet consumer and wholesale credit exposure by the Firm’s three credit portfolio segments as of December 31, 2020 and 2019. The wholesale industry of risk category is generally based on the client or counterparty’s primary business activity.
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

	2020					2019
	Credit exposure(h)(i)	On-balance sheet			Off-balance sheet(i)(k)	Credit exposure(h)(i)	On-balance sheet		Off-balance sheet(i)(k)
December 31, (in millions)		Loans(i)		Derivatives			Loans(i)	Derivatives
Consumer, excluding credit card	$375,898	$318,579	(j)	$—	$57,319	$357,986	$317,817	$—	$40,169
Credit card(a)	802,722	144,216		—	658,506	819,644	168,924	—	650,720
Total consumer-related(a)	1,178,620	462,795		—	715,825	1,177,630	486,741	—	690,889
Wholesale-related(b)
Real Estate	148,498	118,299		1,385	28,814	150,919	117,709	619	32,591
Individuals and Individual Entities(c)	122,870	109,746		1,750	11,374	105,027	94,616	694	9,717
Consumer & Retail	108,437	39,013		2,802	66,622	106,986	36,985	1,424	68,577
Technology, Media & Telecommunications	72,150	14,687		4,252	53,211	60,033	15,322	2,766	41,945
Asset Managers	66,573	31,059		9,277	26,237	54,304	24,008	7,160	23,136
Industrials	66,470	21,143		1,851	43,476	62,483	22,063	878	39,542
Healthcare	60,118	19,405		3,252	37,461	50,824	17,607	2,078	31,139
Banks & Finance Cos	54,032	31,004		8,044	14,984	50,786	31,191	5,165	14,430
Automotive	43,331	17,128		5,995	20,208	35,118	18,844	368	15,906
Oil & Gas	39,159	11,267		1,643	26,249	41,641	13,101	852	27,688
State & Municipal Govt(d)	38,286	18,054		2,347	17,885	30,095	13,271	2,000	14,824
Utilities	30,124	4,874		3,340	21,910	34,843	5,157	2,573	27,113
Chemicals & Plastics	17,176	4,884		856	11,436	17,499	4,864	459	12,176
Central Govt	17,025	3,396		12,313	1,316	14,865	2,840	10,477	1,548
Transportation	16,232	6,566		1,495	8,171	14,497	5,253	715	8,529
Metals & Mining	15,542	4,854		882	9,806	15,586	5,364	402	9,820
Insurance	13,141	1,042		2,527	9,572	12,348	1,356	2,282	8,710
Securities Firms	8,048	469		4,838	2,741	7,381	757	4,507	2,117
Financial Markets Infrastructure	6,515	19		3,757	2,739	4,121	13	2,482	1,626
All other(e)	100,713	58,038		7,024	35,651	79,598	51,357	1,865	26,376
Subtotal	1,044,440	514,947		79,630	449,863	948,954	481,678	49,766	417,510
Loans held-for-sale and loans at fair value	35,111	35,111		—	—	29,201	29,201	—	—
Receivables from customers(f)	47,710	—		—	—	33,706	—	—	—
Total wholesale-related	1,127,261	550,058		79,630	449,863	1,011,861	510,879	49,766	417,510
Total exposure(g)(h)	$2,305,881	$1,012,853		$79,630	$1,165,688	$2,189,491	$997,620	$49,766	$1,108,399
(a)Also includes commercial card lending-related commitments primarily in CB and CIB.
(b)The industry rankings presented in the table as of December 31, 2019, are based on the industry rankings of the corresponding exposures at December 31, 2020, not actual rankings of such exposures at December 31, 2019.
(c)Individuals and Individual Entities predominantly consists of Wealth Management clients within AWM and includes exposure to personal investment companies and personal and testamentary trusts.
(d)In addition to the credit risk exposure to states and municipal governments (both U.S. and non-U.S.) at December 31, 2020 and 2019, noted above, the Firm held: $7.2 billion and $6.5 billion, respectively, of trading assets; $20.4 billion and $29.8 billion, respectively, of AFS securities; and $12.8 billion and $4.8 billion, respectively, of HTM securities, issued by U.S. state and municipal governments. Refer to Note 2 and Note 10 for further information.
(e)All other includes: SPEs and Private education and civic organizations, representing approximately 92% and 8%, respectively, at December 31, 2020 and 90% and 10%, respectively, at December 31, 2019 . Refer to Note 14 for more information on exposures to SPEs.
(f)Receivables from customers reflect held-for-investment margin loans to brokerage clients in CIB, CCB and AWM that are collateralized by assets maintained in the clients’ brokerage accounts (e.g., cash on deposit, liquid and readily marketable debt or equity securities). Because of this collateralization, no allowance for credit losses is generally held against these receivables. To manage its credit risk the Firm establishes margin requirements and monitors the required margin levels on an ongoing basis, and requires clients to deposit additional cash or other collateral, or to reduce positions, when appropriate. These receivables are reported within accrued interest and accounts receivable on the Firm’s Consolidated balance sheets.
(g)Excludes cash placed with banks of $516.9 billion and $254.0 billion, at December 31, 2020 and 2019, respectively, which is predominantly placed with various central banks, primarily Federal Reserve Banks.
(h)Credit exposure is net of risk participations and excludes the benefit of credit derivatives used in credit portfolio management activities held against derivative receivables or loans and liquid securities and other cash collateral held against derivative receivables.
(i)In the third quarter of 2020, the Firm reclassified certain fair value option elected lending-related positions from trading assets to loans, which resulted in a corresponding reclassification of certain off-balance sheet commitments. Prior-period amounts have been revised to conform with the current presentation.
(j)At December 31, 2020, included $19.2 billion of loans in Business Banking under the PPP. PPP loans are guaranteed by the SBA. Other than in certain limited circumstances, the Firm typically does not recognize charge-offs, classify as nonaccrual nor record an allowance for loan losses on these loans.
(k)Represents lending-related financial instruments.

JPMorgan Chase & Co./2020 Form 10-K	197

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
Credit derivatives are used to manage the counterparty credit risk associated with loans and lending-related commitments. Credit derivatives compensate the purchaser when the entity referenced in the contract experiences a credit event, such as bankruptcy or a failure to pay an obligation when due. Credit derivatives primarily consist of CDS. Refer to the Credit derivatives section on pages 209-211 of this Note for a further discussion of credit derivatives.
Refer to the risk management derivatives gains and losses table on page 209 of this Note, and the hedge accounting gains and losses tables on pages 206-208 of this Note for more information about risk management derivatives.
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
Derivative clearing services
The Firm provides clearing services for clients in which the Firm acts as a clearing member at certain exchanges and clearing houses. The Firm does not reflect the clients’ derivative contracts in its Consolidated Financial Statements. Refer to Note 28 for further information on the Firm’s clearing services.
Accounting for derivatives
All free-standing derivatives that the Firm executes for its own account are required to be recorded on the Consolidated balance sheets at fair value.
As permitted under U.S. GAAP, the Firm nets derivative assets and liabilities, and the related cash collateral receivables and payables, when a legally enforceable master netting agreement exists between the Firm and the derivative counterparty. Refer to Note 1 for further discussion of the offsetting of assets and liabilities. The accounting for changes in value of a derivative depends on whether or not the transaction has been designated and qualifies for hedge accounting. Derivatives that are not designated as hedges are reported and measured at fair value through earnings. The tabular disclosures on pages 202-209 of this Note provide additional information on the amount of, and reporting for, derivative assets, liabilities, gains and losses. Refer to Notes 2 and 3 for a further discussion of derivatives embedded in structured notes.

198	JPMorgan Chase & Co./2020 Form 10-K

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
JPMorgan Chase uses cash flow hedges primarily to hedge the exposure to variability in forecasted cash flows from floating-rate assets and liabilities and foreign currency–denominated revenue and expense. For qualifying cash flow hedges, changes in the fair value of the derivative are recorded in OCI and recognized in earnings as the hedged item affects earnings. Derivative amounts affecting earnings are recognized consistent with the classification of the hedged item – primarily noninterest revenue, net interest income and compensation expense. If the hedge relationship is terminated, then the change in value of the derivative recorded in AOCI is recognized in earnings when the cash flows that were hedged affect earnings. For hedge relationships that are discontinued because a forecasted transaction is expected to not occur according to the original hedge forecast, any related derivative values recorded in AOCI are immediately recognized in earnings.
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

JPMorgan Chase & Co./2020 Form 10-K	199

Notes to consolidated financial statements
The following table outlines the Firm’s primary uses of derivatives and the related hedge accounting designation or disclosure category.

Type of Derivative	Use of Derivative	Designation and disclosure	Affected segment or unit	Page reference
Manage specifically identified risk exposures in qualifying hedge accounting relationships:
•Interest rate	Hedge fixed rate assets and liabilities	Fair value hedge	Corporate	206-207
•Interest rate	Hedge floating-rate assets and liabilities	Cash flow hedge	Corporate	208
•Foreign exchange	Hedge foreign currency-denominated assets and liabilities	Fair value hedge	Corporate	206-207
•Foreign exchange	Hedge foreign currency-denominated forecasted revenue and expense	Cash flow hedge	Corporate	208
•Foreign exchange	Hedge the value of the Firm’s investments in non-U.S. dollar functional currency entities	Net investment hedge	Corporate	208
•Commodity	Hedge commodity inventory	Fair value hedge	CIB	206-207
Manage specifically identified risk exposures not designated in qualifying hedge accounting relationships:
•Interest rate	Manage the risk associated with mortgage commitments, warehouse loans and MSRs	Specified risk management	CCB	209
•Credit	Manage the credit risk associated with wholesale lending exposures	Specified risk management	CIB	209
•Interest rate and foreign exchange	Manage the risk associated with certain other specified assets and liabilities	Specified risk management	Corporate	209
Market-making derivatives and other activities:
•Various	Market-making and related risk management	Market-making and other	CIB	209
•Various	Other derivatives	Market-making and other	CIB, AWM, Corporate	209

200	JPMorgan Chase & Co./2020 Form 10-K

Notional amount of derivative contracts
The following table summarizes the notional amount of derivative contracts outstanding as of December 31, 2020 and 2019.

	Notional amounts(b)
December 31, (in billions)	2020	2019
Interest rate contracts
Swaps	$20,986	$21,228
Futures and forwards	3,057	3,152
Written options	3,375	3,938
Purchased options	3,675	4,361
Total interest rate contracts	31,093	32,679
Credit derivatives(a)	1,201	1,242
Foreign exchange contracts
Cross-currency swaps	3,924	3,604
Spot, futures and forwards	6,871	5,577
Written options	830	700
Purchased options	825	718
Total foreign exchange contracts	12,450	10,599
Equity contracts
Swaps	448	406
Futures and forwards	140	142
Written options	676	646
Purchased options	621	611
Total equity contracts	1,885	1,805
Commodity contracts
Swaps	138	147
Spot, futures and forwards	198	211
Written options	124	135
Purchased options	105	124
Total commodity contracts	565	617
Total derivative notional amounts	$47,194	$46,942
(a)     Refer to the Credit derivatives discussion on pages 209-211 for more information on volumes and types of credit derivative contracts.
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

JPMorgan Chase & Co./2020 Form 10-K	201

Notes to consolidated financial statements
Impact of derivatives on the Consolidated balance sheets
The following table summarizes information on derivative receivables and payables (before and after netting adjustments) that are reflected on the Firm’s Consolidated balance sheets as of December 31, 2020 and 2019, by accounting designation (e.g., whether the derivatives were designated in qualifying hedge accounting relationships or not) and contract type.

Free-standing derivative receivables and payables(a)
	Gross derivative receivables				Gross derivative payables
December 31, 2020 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables(b)	Not designated as hedges	Designated as hedges	Total derivative payables	Net derivative payables(b)
Trading assets and liabilities
Interest rate	$390,659	$831	$391,490	$35,725	$353,627	$—	$353,627	$13,012
Credit	13,503	—	13,503	680	15,192	—	15,192	1,995
Foreign exchange	205,359	901	206,260	15,781	214,229	1,697	215,926	21,433
Equity	74,798	—	74,798	20,673	81,413	—	81,413	25,898
Commodity	20,579	924	21,503	6,771	20,834	1,895	22,729	8,285
Total fair value of trading assets and liabilities	$704,898	$2,656	$707,554	$79,630	$685,295	$3,592	$688,887	$70,623

	Gross derivative receivables				Gross derivative payables
December 31, 2019 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables(b)	Not designated as hedges	Designated as hedges	Total derivative payables	Net derivative payables(b)
Trading assets and liabilities
Interest rate	$312,451	$843	$313,294	$27,421	$279,272	$1	$279,273	$8,603
Credit	14,876	—	14,876	701	15,121	—	15,121	1,652
Foreign exchange	138,179	308	138,487	9,005	144,125	983	145,108	13,158
Equity	45,727	—	45,727	6,477	52,741	—	52,741	12,537
Commodity	16,914	328	17,242	6,162	19,736	149	19,885	7,758
Total fair value of trading assets and liabilities	$528,147	$1,479	$529,626	$49,766	$510,995	$1,133	$512,128	$43,708
(a)Balances exclude structured notes for which the fair value option has been elected. Refer to Note 3 for further information.
(b)As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral receivables and payables when a legally enforceable master netting agreement exists.

202	JPMorgan Chase & Co./2020 Form 10-K

Derivatives netting
The following tables present, as of December 31, 2020 and 2019, gross and net derivative receivables and payables by contract and settlement type. Derivative receivables and payables, as well as the related cash collateral from the same counterparty, have been netted on the Consolidated balance sheets where the Firm has obtained an appropriate legal opinion with respect to the master netting agreement. Where such a legal opinion has not been either sought or obtained, amounts are not eligible for netting on the Consolidated balance sheets, and those derivative receivables and payables are shown separately in the tables below.
In addition to the cash collateral received and transferred that is presented on a net basis with derivative receivables and payables, the Firm receives and transfers additional collateral (financial instruments and cash). These amounts mitigate counterparty credit risk associated with the Firm’s derivative instruments, but are not eligible for net presentation:
•collateral that consists of liquid securities and other cash collateral held at third-party custodians, which are shown separately as “Collateral not nettable on the Consolidated balance sheets” in the tables below, up to the fair value exposure amount. Liquid securities represent high quality liquid assets as defined in the LCR rule;
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

	2020				2019
December 31, (in millions)	Gross derivative receivables	Amounts netted on the Consolidated balance sheets	Net derivative receivables		Gross derivative receivables	Amounts netted on the Consolidated balance sheets	Net derivative receivables
U.S. GAAP nettable derivative receivables
Interest rate contracts:
OTC	$367,056	$(337,451)	$29,605		$299,205	$(276,255)	$22,950
OTC–cleared	18,340	(17,919)	421		9,442	(9,360)	82
Exchange-traded(a)	554	(395)	159		347	(258)	89
Total interest rate contracts	385,950	(355,765)	30,185		308,994	(285,873)	23,121
Credit contracts:
OTC	9,052	(8,514)	538		10,743	(10,317)	426
OTC–cleared	4,326	(4,309)	17		3,864	(3,858)	6
Total credit contracts	13,378	(12,823)	555		14,607	(14,175)	432
Foreign exchange contracts:
OTC	201,349	(189,655)	11,694		136,252	(129,324)	6,928
OTC–cleared	834	(819)	15		185	(152)	33
Exchange-traded(a)	35	(5)	30		10	(6)	4
Total foreign exchange contracts	202,218	(190,479)	11,739		136,447	(129,482)	6,965
Equity contracts:
OTC	34,030	(27,374)	6,656		23,106	(20,820)	2,286
Exchange-traded(a)	28,294	(26,751)	1,543		19,654	(18,430)	1,224
Total equity contracts	62,324	(54,125)	8,199		42,760	(39,250)	3,510
Commodity contracts:
OTC	10,924	(7,901)	3,023		7,093	(5,149)	1,944
OTC–cleared	20	(20)	—		28	(28)	—
Exchange-traded(a)	6,833	(6,811)	22		6,154	(5,903)	251
Total commodity contracts	17,777	(14,732)	3,045		13,275	(11,080)	2,195
Derivative receivables with appropriate legal opinion	681,647	(627,924)	53,723	(d)	516,083	(479,860)	36,223	(d)
Derivative receivables where an appropriate legal opinion has not been either sought or obtained	25,907		25,907		13,543		13,543
Total derivative receivables recognized on the Consolidated balance sheets	$707,554		$79,630		$529,626		$49,766
Collateral not nettable on the Consolidated balance sheets(b)(c)			(14,806)				(13,052)
Net amounts			$64,824				$36,714

JPMorgan Chase & Co./2020 Form 10-K	203

Notes to consolidated financial statements

	2020				2019
December 31, (in millions)	Gross derivative payables	Amounts netted on the Consolidated balance sheets	Net derivative payables		Gross derivative payables	Amounts netted on the Consolidated balance sheets	Net derivative payables
U.S. GAAP nettable derivative payables
Interest rate contracts:
OTC	$331,854	$(320,780)	$11,074		$267,311	$(260,229)	$7,082
OTC–cleared	19,710	(19,494)	216		10,217	(10,138)	79
Exchange-traded(a)	358	(341)	17		365	(303)	62
Total interest rate contracts	351,922	(340,615)	11,307		277,893	(270,670)	7,223
Credit contracts:
OTC	10,671	(9,141)	1,530		11,570	(10,080)	1,490
OTC–cleared	4,075	(4,056)	19		3,390	(3,389)	1
Total credit contracts	14,746	(13,197)	1,549		14,960	(13,469)	1,491
Foreign exchange contracts:
OTC	210,803	(193,672)	17,131		142,360	(131,792)	10,568
OTC–cleared	836	(819)	17		186	(152)	34
Exchange-traded(a)	34	(2)	32		12	(6)	6
Total foreign exchange contracts	211,673	(194,493)	17,180		142,558	(131,950)	10,608
Equity contracts:
OTC	35,330	(28,763)	6,567		27,594	(21,778)	5,816
Exchange-traded(a)	34,491	(26,752)	7,739		20,216	(18,426)	1,790
Total equity contracts	69,821	(55,515)	14,306		47,810	(40,204)	7,606
Commodity contracts:
OTC	10,365	(7,544)	2,821		8,714	(6,235)	2,479
OTC–cleared	32	(32)	—		30	(30)	—
Exchange-traded(a)	7,391	(6,868)	523		6,012	(5,862)	150
Total commodity contracts	17,788	(14,444)	3,344		14,756	(12,127)	2,629
Derivative payables with appropriate legal opinion	665,950	(618,264)	47,686	(d)	497,977	(468,420)	29,557	(d)
Derivative payables where an appropriate legal opinion has not been either sought or obtained	22,937		22,937		14,151		14,151
Total derivative payables recognized on the Consolidated balance sheets	$688,887		$70,623		$512,128		$43,708
Collateral not nettable on the Consolidated balance sheets(b)(c)			(11,964)				(6,960)
Net amounts			$58,659				$36,748
(a)Exchange-traded derivative balances that relate to futures contracts are settled daily.
(b)Includes liquid securities and other cash collateral held at third-party custodians related to derivative instruments where an appropriate legal opinion has been obtained. For some counterparties, the collateral amounts of financial instruments may exceed the derivative receivables and derivative payables balances. Where this is the case, the total amount reported is limited to the net derivative receivables and net derivative payables balances with that counterparty. In the fourth quarter of 2020, the Firm refined its approach for disclosing additional collateral held by the Firm that may be used as security when the fair value of the client’s exposure is in the Firm’s favor. Prior-period amounts have been revised to conform with the current presentation.
(c)Derivative collateral relates only to OTC and OTC-cleared derivative instruments.
(d)Net derivatives receivable included cash collateral netted of $88.0 billion and $65.9 billion at December 31, 2020 and 2019, respectively. Net derivatives payable included cash collateral netted of $78.4 billion and $54.4 billion at December 31, 2020 and 2019, respectively. Derivative cash collateral relates to OTC and OTC-cleared derivative instruments.

204	JPMorgan Chase & Co./2020 Form 10-K

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
While derivative receivables expose the Firm to credit risk, derivative payables expose the Firm to liquidity risk, as the derivative contracts typically require the Firm to post cash or securities collateral with counterparties as the fair value of the contracts moves in the counterparties’ favor or upon specified downgrades in the Firm’s and its subsidiaries’ respective credit ratings. Certain derivative contracts also provide for termination of the contract, generally upon a downgrade of either the Firm or the counterparty, at the fair value of the derivative contracts. The following table shows the aggregate fair value of net derivative payables related to OTC and OTC-cleared derivatives that contain contingent collateral or termination features that may be triggered upon a ratings downgrade, and the associated collateral the Firm has posted in the normal course of business, at December 31, 2020 and 2019.

OTC and OTC-cleared derivative payables containing downgrade triggers
December 31, (in millions)	2020	2019
Aggregate fair value of net derivative payables	$27,712	$14,819
Collateral posted	26,289	13,329
The following table shows the impact of a single-notch and two-notch downgrade of the long-term issuer ratings of JPMorgan Chase & Co. and its subsidiaries, predominantly JPMorgan Chase Bank, N.A., at December 31, 2020 and 2019, related to OTC and OTC-cleared derivative contracts with contingent collateral or termination features that may be triggered upon a ratings downgrade. Derivatives contracts generally require additional collateral to be posted or terminations to be triggered when the predefined threshold rating is breached. A downgrade by a single rating agency that does not result in a rating lower than a preexisting corresponding rating provided by another major rating agency will generally not result in additional collateral (except in certain instances in which additional initial margin may be required upon a ratings downgrade), nor in termination payments requirements. The liquidity impact in the table is calculated based upon a downgrade below the lowest current rating of the rating agencies referred to in the derivative contract.

Liquidity impact of downgrade triggers on OTC and OTC-cleared derivatives
	2020		2019
December 31, (in millions)	Single-notch downgrade	Two-notch downgrade	Single-notch downgrade	Two-notch downgrade
Amount of additional collateral to be posted upon downgrade(a)	$119	$1,243	$189	$1,467
Amount required to settle contracts with termination triggers upon downgrade(b)	153	2,449	104	1,398
(a)Includes the additional collateral to be posted for initial margin.
(b)Amounts represent fair values of derivative payables, and do not reflect collateral posted.

Derivatives executed in contemplation of a sale of the underlying financial asset
In certain instances the Firm enters into transactions in which it transfers financial assets but maintains the economic exposure to the transferred assets by entering into a derivative with the same counterparty in contemplation of the initial transfer. The Firm generally accounts for such transfers as collateralized financing transactions as described in Note 11, but in limited circumstances they may qualify to be accounted for as a sale and a derivative under U.S. GAAP. The amount of such transfers accounted for as a sale where the associated derivative was outstanding was not material at both December 31, 2020 and 2019.

JPMorgan Chase & Co./2020 Form 10-K	205

Notes to consolidated financial statements
Impact of derivatives on the Consolidated statements of income
The following tables provide information related to gains and losses recorded on derivatives based on their hedge accounting designation or purpose.
Fair value hedge gains and losses
The following tables present derivative instruments, by contract type, used in fair value hedge accounting relationships, as well as pre-tax gains/(losses) recorded on such derivatives and the related hedged items for the years ended December 31, 2020, 2019 and 2018, respectively. The Firm includes gains/(losses) on the hedging derivative in the same line item in the Consolidated statements of income as the related hedged item.

	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
Year ended December 31, 2020 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$2,962	$(1,889)	$1,073	$—	$1,093	$—
Foreign exchange(c)	793	(619)	174	(457)	174	25
Commodity(d)	(2,507)	2,650	143	—	137	—
Total	$1,248	$142	$1,390	$(457)	$1,404	$25

	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
Year ended December 31, 2019 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$3,204	$(2,373)	$831	$—	$828	$—
Foreign exchange(c)	154	328	482	(866)	482	39
Commodity(d)	(77)	148	71	—	63	—
Total	$3,281	$(1,897)	$1,384	$(866)	$1,373	$39

	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
Year ended December 31, 2018 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$(1,145)	$1,782	$637	$—	$623	$—
Foreign exchange(c)	1,092	(616)	476	(566)	476	(140)
Commodity(d)	789	(754)	35	—	26	—
Total	$736	$412	$1,148	$(566)	$1,125	$(140)
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

206	JPMorgan Chase & Co./2020 Form 10-K

As of December 31, 2020 and 2019, the following amounts were recorded on the Consolidated balance sheets related to certain cumulative fair value hedge basis adjustments that are expected to reverse through the income statement in future periods as an adjustment to yield.

	Carrying amount of the hedged items(a)(b)		Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged items:
December 31, 2020 (in millions)			Active hedging relationships	Discontinued hedging relationships(d)(e)	Total
Assets
Investment securities - AFS	$139,684	(c)	$3,572	$847	$4,419
Liabilities
Long-term debt	$177,611		$3,194	$11,473	$14,667
Beneficial interests issued by consolidated VIEs	746		—	(3)	(3)

	Carrying amount of the hedged items(a)(b)		Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged items:
December 31, 2019 (in millions)			Active hedging relationships	Discontinued hedging relationships(d)(e)	Total
Assets
Investment securities - AFS	$125,860	(c)	$2,110	$278	$2,388
Liabilities
Long-term debt	$157,545		$6,719	$161	$6,880
Beneficial interests issued by consolidated VIEs	2,365		—	(8)	(8)
(a)Excludes physical commodities with a carrying value of $11.5 billion and $6.5 billion at December 31, 2020 and 2019, respectively, to which the Firm applies fair value hedge accounting. As a result of the application of hedge accounting, these inventories are carried at fair value, thus recognizing unrealized gains and losses in current periods. Since the Firm exits these positions at fair value, there is no incremental impact to net income in future periods.
(b)Excludes hedged items where only foreign currency risk is the designated hedged risk, as basis adjustments related to foreign currency hedges will not reverse through the income statement in future periods. At December 31, 2020 and 2019, the carrying amount excluded for AFS securities is $14.5 billion and $14.9 billion, respectively, and for long-term debt is $6.6 billion and $2.8 billion, respectively.
(c)Carrying amount represents the amortized cost, net of allowance if applicable. Refer to Note 10 for additional information.
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

JPMorgan Chase & Co./2020 Form 10-K	207

Notes to consolidated financial statements
Cash flow hedge gains and losses
The following tables present derivative instruments, by contract type, used in cash flow hedge accounting relationships, and the pre-tax gains/(losses) recorded on such derivatives, for the years ended December 31, 2020, 2019 and 2018, respectively. The Firm includes the gains/(losses) on the hedging derivative in the same line item in the Consolidated statements of income as the change in cash flows on the related hedged item.

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Year ended December 31, 2020 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$570	$3,582	$3,012
Foreign exchange(b)	—	41	41
Total	$570	$3,623	$3,053

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Year ended December 31, 2019 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(28)	$(3)	$25
Foreign exchange(b)	(75)	125	200
Total	$(103)	$122	$225

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Year ended December 31, 2018 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$44	$(44)	$(88)
Foreign exchange(b)	(26)	(201)	(175)
Total	$18	$(245)	$(263)
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
The Firm did not experience any forecasted transactions that failed to occur for the years ended 2020, 2019 and 2018.
Over the next 12 months, the Firm expects that approximately $818 million (after-tax) of net gains recorded in AOCI at December 31, 2020, related to cash flow hedges will be recognized in income. For cash flow hedges that have been terminated, the maximum length of time over which the derivative results recorded in AOCI will be recognized in earnings is approximately nine years, corresponding to the timing of the originally hedged forecasted cash flows. For open cash flow hedges, the maximum length of time over which forecasted transactions are hedged is approximately seven years. The Firm’s longer-dated forecasted transactions relate to core lending and borrowing activities.
Net investment hedge gains and losses
The following table presents hedging instruments, by contract type, that were used in net investment hedge accounting relationships, and the pre-tax gains/(losses) recorded on such instruments for the years ended December 31, 2020, 2019 and 2018.

	2020		2019		2018
Year ended December 31, (in millions)	Amounts recorded in income(a)(b)	Amounts recorded in OCI	Amounts recorded in income(a)(b)	Amounts recorded in OCI	Amounts recorded in income(a)(b)	Amounts recorded in OCI
Foreign exchange derivatives	$(122)	$(1,408)	$72	$64	$11	$1,219
(a)Certain components of hedging derivatives are permitted to be excluded from the assessment of hedge effectiveness, such as forward points on foreign exchange forward contracts. The Firm elects to record changes in fair value of these amounts directly in other income.
(b)Excludes amounts reclassified from AOCI to income on the sale or liquidation of hedged entities. The Firm reclassified net pre-tax gains/(losses) of $3 million and $18 million to other income, and $(17) million to other expense related to the liquidation of certain legal entities during the years ended December 31, 2020, 2019 and 2018, respectively. Refer to Note 24 for further information.

208	JPMorgan Chase & Co./2020 Form 10-K

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

	Derivatives gains/(losses) recorded in income
Year ended December 31, (in millions)	2020	2019	2018
Contract type
Interest rate(a)	$2,994	$1,491	$79
Credit(b)	(176)	(30)	(21)
Foreign exchange(c)	43	(5)	117
Total	$2,861	$1,456	$175
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

JPMorgan Chase & Co./2020 Form 10-K	209

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
The following tables present a summary of the notional amounts of credit derivatives and credit-related notes the Firm sold and purchased as of December 31, 2020 and 2019. Upon a credit event, the Firm as a seller of protection would typically pay out only a percentage of the full notional amount of net protection sold, as the amount actually required to be paid on the contracts takes into account the recovery value of the reference obligation at the time of settlement. The Firm manages the credit risk on contracts to sell protection by purchasing protection with identical or similar underlying reference entities. Other purchased protection referenced in the following tables includes credit derivatives bought on related, but not identical, reference positions (including indices, portfolio coverage and other reference points) as well as protection purchased through credit-related notes.

210	JPMorgan Chase & Co./2020 Form 10-K

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

Total credit derivatives and credit-related notes
	Maximum payout/Notional amount
	Protection sold		Protection purchased with identical underlyings(b)	Net protection (sold)/purchased(c)	Other protection purchased(d)
December 31, 2020 (in millions)
Credit derivatives
Credit default swaps	$(535,094)		$554,565	$19,471	$4,001
Other credit derivatives(a)	(40,084)		57,344	17,260	9,415
Total credit derivatives	(575,178)		611,909	36,731	13,416
Credit-related notes	—		—	—	10,248
Total	$(575,178)		$611,909	$36,731	$23,664

	Maximum payout/Notional amount
	Protection sold		Protection purchased with identical underlyings(b)	Net protection (sold)/purchased(c)	Other protection purchased(d)
December 31, 2019 (in millions)
Credit derivatives
Credit default swaps	$(562,338)		$571,892	$9,554	$3,936
Other credit derivatives(a)	(50,395)	(e)	46,541 (e)	(3,854)	7,364
Total credit derivatives	(612,733)		618,433	5,700	11,300
Credit-related notes	—		—	—	9,606
Total	$(612,733)		$618,433	$5,700	$20,906
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
The following tables summarize the notional amounts by the ratings, maturity profile, and total fair value, of credit derivatives and credit-related notes as of December 31, 2020 and 2019, where JPMorgan Chase is the seller of protection. The maturity profile is based on the remaining contractual maturity of the credit derivative contracts. The ratings profile is based on the rating of the reference entity on which the credit derivative contract is based. The ratings and maturity profile of credit derivatives and credit-related notes where JPMorgan Chase is the purchaser of protection are comparable to the profile reflected below.

Protection sold – credit derivatives and credit-related notes ratings(a)/maturity profile
December 31, 2020 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)	Fair value of payables(b)	Net fair value
Risk rating of reference entity
Investment-grade	$(93,905)	$(307,648)	$(35,326)	$(436,879)	$5,521	$(835)	$4,686
Noninvestment-grade	(31,809)	(97,337)	(9,153)	(138,299)	3,953	(2,542)	1,411
Total	$(125,714)	$(404,985)	$(44,479)	$(575,178)	$9,474	$(3,377)	$6,097

December 31, 2019 (in millions)	<1 year(c)	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)(c)	Fair value of payables(b)(c)	Net fair value
Risk rating of reference entity
Investment-grade	$(119,788)	$(311,407)	$(42,129)	$(473,324)	$6,168	$(901)	$5,267
Noninvestment-grade	(41,799)	(87,769)	(9,841)	(139,409)	4,287	(2,817)	1,470
Total	$(161,587)	$(399,176)	$(51,970)	$(612,733)	$10,455	$(3,718)	$6,737
(a)The ratings scale is primarily based on external credit ratings defined by S&P and Moody’s.
(b)Amounts are shown on a gross basis, before the benefit of legally enforceable master netting agreements including cash collateral netting.
(c)Prior-period amounts have been revised to conform with the current presentation.

JPMorgan Chase & Co./2020 Form 10-K	211

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
The following table presents the components of investment banking fees.

Year ended December 31, (in millions)	2020	2019	2018
Underwriting
Equity	$2,759	$1,648	$1,684
Debt	4,362	3,513	3,347
Total underwriting	7,121	5,161	5,031
Advisory	2,365	2,340	2,519
Total investment banking fees	$9,486	$7,501	$7,550
Investment banking fees are earned primarily by CIB. Refer to Note 32 for segment results.
Principal transactions
Principal transactions revenue is driven by many factors, including:
•the bid-offer spread, which is the difference between the price at which a market participant is willing and able to sell an instrument to the Firm and the price at which another market participant is willing and able to buy it from the Firm, and vice versa; and
•realized and unrealized gains and losses on financial instruments and commodities transactions, including those accounted for under the fair value option, primarily used in client-driven market-making activities, and on private equity investments.
–Realized gains and losses result from the sale of instruments, closing out or termination of transactions, or interim cash payments.
–Unrealized gains and losses result from changes in valuation.
In connection with its client-driven market-making activities, the Firm transacts in debt and equity instruments, derivatives and commodities, including physical commodities inventories and financial instruments that reference commodities.
Principal transactions revenue also includes realized and unrealized gains and losses related to:
•derivatives designated in qualifying hedge accounting relationships, primarily fair value hedges of commodity and foreign exchange risk;
•derivatives used for specific risk management purposes, primarily to mitigate credit risk and foreign exchange risk.
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

212	JPMorgan Chase & Co./2020 Form 10-K

Year ended December 31, (in millions)	2020	2019		2018
Trading revenue by instrument type
Interest rate(a)	$2,575	$2,739	(c)	$1,844	(c)
Credit(b)	2,753	1,628	(c)	1,625	(c)
Foreign exchange	4,253	3,179	(c)	3,222	(c)
Equity	6,171	5,589	(c)	4,822	(c)
Commodity	2,088	1,133	(c)	895	(c)
Total trading revenue	17,840	14,268		12,408
Private equity gains/ (losses)	181	(250)		(349)
Principal transactions	$18,021	$14,018		$12,059
(a)Includes the impact of changes in funding valuation adjustments on derivatives.
(b)Includes the impact of changes in credit valuation adjustments on derivatives, net of the associated hedging activities.
(c)The prior-period amounts have been revised to conform with the current presentation.
Principal transactions revenue is earned primarily by CIB. Refer to Note 32 for segment results.
Lending- and deposit-related fees
Lending-related fees include fees earned from loan commitments, standby letters of credit, financial guarantees, and other loan-servicing activities. Deposit-related fees include fees earned from providing overdraft and other deposit account services, and from performing cash management activities. Lending- and deposit-related fees in this revenue category are recognized over the period in which the related service is provided.
The following table presents the components of lending- and deposit-related fees.

Year ended December 31, (in millions)	2020	2019	2018
Lending-related fees	$1,271	$1,184	$1,117
Deposit-related fees(a)	5,240	5,442	5,260
Total lending- and deposit-related fees	$6,511	$6,626	$6,377
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
The following table presents the components of Firmwide asset management, administration and commissions.

Year ended December 31, (in millions)	2020	2019	2018
Asset management fees
Investment management fees(a)	$11,694	$10,865	$10,768
All other asset management fees(b)	338	315	270
Total asset management fees	12,032	11,180	11,038

Total administration fees(c)	2,249	2,197	2,179

Commissions and other fees
Brokerage commissions(d)	2,959	2,439	2,505
All other commissions and fees(e)	937	1,092	1,071
Total commissions and fees	3,896	3,531	3,576
Total asset management, administration and commissions	$18,177	$16,908	$16,793
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
(c)Predominantly includes fees for custody, securities lending, funds services and securities clearance. These fees are recorded as revenue over the period in which the related service is provided.
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
Asset management, administration and commissions are earned primarily by AWM, CIB and CCB. Refer to Note 32 for segment results.
Mortgage fees and related income
This revenue category reflects CCB’s Home Lending net production and net mortgage servicing revenue.
Net production revenue includes fees and income recognized as earned on mortgage loans originated with the intent to sell, and the impact of risk management activities associated with the mortgage pipeline and warehouse loans. Net production revenue also includes gains and losses on sales and lower of cost or fair value adjustments on mortgage loans held-for-sale (excluding certain repurchased loans insured by U.S. government agencies), and changes in the fair value of financial instruments measured under the fair value option. Net mortgage

JPMorgan Chase & Co./2020 Form 10-K	213

Notes to consolidated financial statements
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
Card income
This revenue category includes interchange and other income from credit and debit card transactions; and fees earned from processing card transactions for merchants, both of which are recognized when purchases are made by a cardholder and presented net of certain transaction-related costs. Card income also includes account origination costs and annual fees, which are deferred and recognized on a straight-line basis over a 12-month period.
Certain credit card products offer the cardholder the ability to earn points based on account activity, which the cardholder can choose to redeem for cash and non-cash rewards. The cost to the Firm related to these proprietary rewards programs varies based on multiple factors including the terms and conditions of the rewards programs, cardholder activity, cardholder reward redemption rates and cardholder reward selections. The Firm maintains a liability for its obligations under its rewards programs and reports the current-period cost as a reduction of card income.
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
The following table presents the components of card income:

Year ended December 31, (in millions)	2020	2019	2018
Interchange and merchant processing income	$18,563	$20,370	$18,808
Reward costs and partner payments(a)	(13,637)	(14,540)	(13,320)	(c)
Other card income(b)	(491)	(754)	(745)
Total card income	$4,435	$5,076	$4,743
(a)In the second quarter of 2020, the Firm reclassified certain spend-based credit card reward costs from marketing expense to be a reduction of card income, with no effect on net income. Prior-period amounts have been revised to conform with the current presentation.
(b)Predominantly represents the amortization of account origination costs and annual fees, which are deferred and recognized on a straight-line basis over a 12-month period.
(c)Includes an adjustment to the credit card rewards liability of approximately $330 million, recorded in the second quarter of 2018.
Card income is earned primarily by CCB, CIB and CB. Refer to Note 32 for segment results.
Refer to Note 18 for information on operating lease income included within other income.
Noninterest expense
Other expense
Other expense on the Firm’s Consolidated statements of income included the following:

Year ended December 31, (in millions)	2020	2019	2018
Legal expense/(benefit)	$1,115	$239	$72
FDIC-related expense	717	457	1,239

214	JPMorgan Chase & Co./2020 Form 10-K

Note 7 – Interest income and Interest expense
Interest income and interest expense are recorded in the Consolidated statements of income and classified based on the nature of the underlying asset or liability.
The following table presents the components of interest income and interest expense:

Year ended December 31, (in millions)	2020	2019	2018
Interest income
Loans(a)(b)	$43,758	$51,855	$49,032
Taxable securities	7,843	7,962	5,653
Non-taxable securities(c)	1,184	1,329	1,595
Total investment securities(a)	9,027	9,291	7,248
Trading assets - debt instruments(b)	7,832	9,141	7,146
Federal funds sold and securities purchased under resale agreements	2,436	6,146	3,819
Securities borrowed(d)	(302)	1,574	913
Deposits with banks	749	3,887	5,907
All other interest-earning assets(b)(e)	1,023	2,146	2,035
Total interest income	$64,523	$84,040	$76,100
Interest expense
Interest bearing deposits	$2,357	$8,957	$5,973
Federal funds purchased and securities loaned or sold under repurchase agreements	1,058	4,630	3,066
Short-term borrowings(f)	372	1,248	1,144
Trading liabilities - debt and all other interest-bearing liabilities(d)(g)	195	2,585	2,387
Long-term debt	5,764	8,807	7,978
Beneficial interest issued by consolidated VIEs	214	568	493
Total interest expense	$9,960	$26,795	$21,041
Net interest income	$54,563	$57,245	$55,059
Provision for credit losses	17,480	5,585	4,871
Net interest income after provision for credit losses	$37,083	$51,660	$50,188
(a)Includes the amortization/accretion of unearned income (e.g., purchase premiums/discounts, net deferred fees/costs, and others).
(b)In the third quarter of 2020, the Firm reclassified certain fair value option elected lending-related positions from trading assets to loans and other assets. Prior-period amounts have been revised to conform with the current presentation.
(c)Represents securities that are tax-exempt for U.S. federal income tax purposes.
(d)Negative interest income is related to the impact of current interest rates combined with the fees paid on client-driven securities borrowed balances. The negative interest expense related to prime brokerage customer payables is recognized in interest expense and reported within trading liabilities - debt and all other interest-bearing liabilities.
(e)Includes interest earned on brokerage-related held-for-investment customer receivables, which are classified in accrued interest and accounts receivable, and all other interest-earning assets, which are classified in other assets on the Consolidated balance sheets.
(f)Includes commercial paper.
(g)All other interest-bearing liabilities includes interest expense on brokerage-related customer payables.

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

JPMorgan Chase & Co./2020 Form 10-K	215

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
The principal defined benefit pension plan in the U.S. is a qualified noncontributory plan that provides benefits to substantially all U.S. employees who were hired prior to December 2, 2017. The Firm has frozen the U.S. defined benefit pension plan (the “Plan Freeze”). Effective as of January 1, 2020 (and January 1, 2019 for new hires), new pay credits have been directed to the U.S. defined contribution plan. Interest credits will continue to accrue on the U.S. defined benefit pension plan. As a result of the Plan Freeze, a curtailment was triggered and a remeasurement of the U.S. defined benefit pension obligation and plan assets occurred as of November 30, 2018. The plan design change did not have a material impact on the U.S. defined benefit pension plan or the Firm’s Consolidated Financial Statements.
The Firm also has defined benefit pension plans that are offered in certain non-U.S. locations based on factors such as eligible compensation, age and/or years of service. It is the Firm’s policy to fund the pension plans in amounts sufficient to meet the requirements under applicable laws. The Firm does not anticipate at this time making any contribution to the U.S. defined benefit pension plan in 2021. The 2021 contributions to the non-U.S. defined benefit pension plans are expected to be $50 million, of which $35 million are contractually required.
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
Pension and OPEB accounting guidance generally requires that the difference between plan assets at fair value and the benefit obligation be measured and recorded on the balance sheet. Plans that are overfunded (excess of plan assets over benefit obligation) are recorded in other assets and plans that are underfunded (excess benefit obligation over plan assets) are recorded in other liabilities. Gains or losses resulting from changes in the benefit obligation and the fair value of plan assets are recorded in OCI and recognized as part of the net periodic benefit cost over subsequent periods as discussed in the Gains and losses section of this Note. Additionally, benefits earned during the year are reported in compensation expense; all other components of net periodic defined benefit costs are reported in other expense in the Consolidated statements of income.

216	JPMorgan Chase & Co./2020 Form 10-K

The following table presents the pretax changes in benefit obligations, plan assets, the net funded status, and the amounts recorded in AOCI on the Consolidated balance sheets for the Firm’s defined benefit pension and OPEB plans.

As of or for the year ended December 31,	Defined benefit pension and OPEB plans
(in millions)	2020	2019
Change in projected and accumulated benefit obligations, U.S. defined benefit pension plans
Benefit obligation, beginning of year	$(13,277)	$(12,173)
Benefits earned during the year	(2)	(327)
Interest cost on benefit obligations	(422)	(518)
Plan amendments	—	(5)
Net gain/(loss)	(1,086)	(944)
Benefits paid	640	690
Benefit obligations, end of year, U.S. defined benefit pension plans	$(14,147)	$(13,277)
Benefit obligations, other defined benefit pension and OPEB plans	(4,990)	(4,428)
Benefit obligations, end of year	$(19,137)	$(17,705)
Change in plan assets, U.S. defined benefit pension plans
Fair value of plan assets, beginning of year	$16,329	$14,521
Actual return on plan assets	1,901	2,465
Firm contributions	29	33
Benefits paid	(640)	(690)
Fair value of plan assets, end of year, U.S. defined benefit pension plans	$17,619	$16,329
Fair value of plan assets, other defined benefit pension and OPEB plans	7,798	7,037
Fair value of plan assets, end of year	$25,417	$23,366
Net funded status, U.S. defined benefit pension plans	$3,472	$3,052
Net funded status, other defined benefit pension and OPEB plans	2,808	2,609
Net funded status	$6,280	$5,661
Amounts recorded in accumulated other comprehensive income/(loss), U.S. defined benefit pension plans
Net gain/(loss), U.S. defined benefit pension plans	$(1,558)	$(1,745)
Prior service credit/(cost), U.S. defined benefit pension plans	(4)	(5)
Accumulated other comprehensive income/(loss), end of year, U.S. defined benefit pension plans	$(1,562)	$(1,750)
Accumulated other comprehensive income/(loss), other defined benefit pension and OPEB plans	(24)	(66)
Accumulated other comprehensive income/(loss)	$(1,586)	$(1,816)
The following table presents the weighted-average actuarial assumptions used to value the benefit obligations for the U.S. defined benefit pension plans.

	U.S. defined benefit pension plans
As of December 31,	2020	2019
Discount rate	2.50%	3.30%
Rate of compensation increase	NA	NA
Interest crediting rate	4.65	4.65
Gains and losses
For the Firm’s defined benefit pension plans, fair value is used to determine the expected return on plan assets. Amortization of net gains and losses is included in annual net periodic benefit cost if, as of the beginning of the year, the net gain or loss exceeds 10% of the greater of the projected benefit obligation or the fair value of the plan assets. Any excess is amortized over the average expected remaining lifetime of plan participants, which for the U.S. defined benefit pension plans is currently 37 years and for the non-U.S. defined benefit pension plans is the period appropriate for the affected plan. For the years ended December 31, 2020 and 2019, the net gain was primarily attributable to a market-driven increase in the fair value of plan assets, predominantly offset by a decrease in the discount rate.

JPMorgan Chase & Co./2020 Form 10-K	217

Notes to consolidated financial statements
The following table presents the components of net periodic benefit costs reported in the Consolidated statements of income for the Firm’s defined benefit pension, defined contribution and OPEB plans, and in other comprehensive income for the defined benefit pension and OPEB plans.

	Pension and OPEB plans
Year ended December 31, (in millions)	2020	2019	2018
Components of net periodic benefit cost, U.S. defined benefit pension plans
Benefits earned during the year	$2	$327	$323
Interest cost on benefit obligations	422	518	478
Expected return on plan assets	(634)	(776)	(836)
Amortization:
Net (gain)/loss	6	147	80
Prior service (credit)/cost	—	—	(21)
Curtailment (gain)/loss	—	—	21
Net periodic defined benefit plan cost/(credit), U.S. defined benefit pension plans	$(204)	$216	$45
Other defined benefit pension and OPEB plans	(81)	(72)	(72)
Total net periodic defined benefit plan cost/(credit)	$(285)	$144	$(27)
Total defined contribution plans	1,332	952	872
Total pension and OPEB cost included in noninterest expense	$1,047	$1,096	$845
Changes recognized in other comprehensive income, U.S. defined benefit pension plans
Prior service (credit)/cost arising during the year	—	5	—
Net (gain)/loss arising during the year	(181)	(745)	453
Amortization of net (loss)/gain	(6)	(147)	(80)
Amortization of prior service (cost)/credit	—	—	21
Curtailment (loss)/gain	—	—	(21)
Total recognized in other comprehensive income, U.S. defined benefit pension plans	$(187)	$(887)	$373
Other defined benefit pension and OPEB plans	(27)	(270)	77
Total recognized in other comprehensive income	$(214)	$(1,157)	$450
Total recognized in net periodic defined benefit plan cost/(credit) and other comprehensive income	$(499)	$(1,013)	$423
The following table presents the weighted-average actuarial assumptions used to determine the net periodic benefit costs for the U.S. defined benefit pension plans.

	U.S. defined benefit pension plans
Year ended December 31, (in millions)	2020	2019	2018
Discount rate	3.30%	4.30%	3.70 / 4.50%
Expected long-term rate of return on plan assets	4.00	5.50	5.50
Rate of compensation increase	NA	2.30	2.30
Interest crediting rate	4.65	4.90	4.90
Plan assumptions
The Firm’s expected long-term rate of return for defined benefit pension plan assets is a blended weighted average, by asset allocation of the projected long-term returns for the various asset classes, taking into consideration local market conditions and the specific allocation of plan assets. Returns on asset classes are developed using a forward-looking approach and are not strictly based on historical returns. Consideration is also given to current market conditions and the portfolio mix of each plan.
The discount rate used in determining the benefit obligation under the U.S. defined benefit pension plan was provided by the Firm’s actuaries. This rate was selected by reference to the yields on portfolios of bonds with maturity dates and coupons that closely match each of the plan’s projected cash flows.
At December 31, 2020, the Firm decreased the discount rates used to determine its benefit obligations for the U.S. defined benefit pension plans in light of current market interest rates, which is expected to decrease expense by approximately $64 million in 2021. The 2021 expected long-term rate of return on U.S. defined benefit pension plan assets is 3.00%.
The following table represents the effect of a 25-basis point decline in the expected long-term rate of return of 3.00% and discount rate of 2.50%.

Effect on U.S. defined benefit pension plans
(in millions)	Pension expense	Benefit obligation
Expected long-term rate of return	$43	NA
Discount rate	(20)	404

218	JPMorgan Chase & Co./2020 Form 10-K

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
The investment policies for the assets of the Firm’s defined benefit pension plans are to optimize the risk-return relationship as appropriate to the needs and goals of each plan. Assets are managed by a combination of internal and external investment managers. The Firm regularly reviews the asset allocations and asset managers, as well as other factors that could impact the portfolios, which are rebalanced when deemed necessary.
Investments held by the Firm’s defined benefit pension and OPEB plans include financial instruments which are exposed to various risks such as interest rate, market and credit risks. Exposure to a concentration of credit risk is mitigated by the broad diversification of both U.S. and non-U.S. investments. Additionally, the investments in each of the collective investment funds and/or registered investment companies are further diversified into various financial instruments. As of December 31, 2020, assets held by the Firm’s defined benefit pension and OPEB plans do not include securities issued by JPMorgan Chase or its affiliates, except through indirect exposures through investments in ETFs, mutual funds and collective investment funds managed by third-parties. The defined benefit pension and OPEB plans hold investments that are sponsored or managed by affiliates of JPMorgan Chase in the amount of $2.7 billion and $3.1 billion, as of December 31, 2020 and 2019, respectively.
The following table presents the weighted-average asset allocation of the fair values of total plan assets at December 31 for the years indicated, as well as the respective approved asset allocation ranges by asset class.

	U.S. defined benefit pension plan(c)
	Asset	% of plan assets
December 31,	Allocation	2020	2019
Asset class
Debt securities(a)	42-100%	77%	74%
Equity securities	0-40	15	16
Real estate	0-4	1	1
Alternatives(b)	0-15	7	9
Total	100%	100%	100%
(a)Debt securities primarily includes cash and cash equivalents, corporate debt, U.S. federal, state, local and non-U.S. government, asset-backed and mortgage-backed securities.
(b)Alternatives primarily include limited partnerships.
(c)Represents the U.S. defined benefit pension plan only as it is the most significant plan. The other U.S. defined benefit pension plans are unfunded. The weighted-average asset allocation for the U.S. OPEB plan was 59% debt securities and 41% equity securities and 60% debt securities and 40% equity securities at December 31, 2020 and 2019, respectively.

JPMorgan Chase & Co./2020 Form 10-K	219

Notes to consolidated financial statements
Fair value measurement of the plans’ assets and liabilities
Refer to Note 2 for information on fair value measurements, including descriptions of level 1, 2, and 3 of the fair value hierarchy and the valuation methods employed by the Firm.

Pension plan assets and liabilities measured at fair value
	Defined benefit pension and OPEB plans
	2020				2019
December 31, (in millions)	Level 1	Level 2	Level 3	Total fair value	Level 1	Level 2	Level 3	Total fair value
Equity securities	$2,353	$—	$2	$2,355	$2,259	$3	$2	$2,264
Corporate debt securities	—	7,414	11	7,425	—	6,474	2	6,476
U.S. federal, state, local and non-U.S. government debt securities	1,395	360	—	1,755	1,616	401	—	2,017
Mortgage-backed securities	461	1,184	31	1,676	312	681	4	997
Other(a)	788	861	201	1,850	718	49	250	1,017
U.S. defined benefit pension plans(b)	$4,997	$9,819	$245	$15,061	$4,905	$7,608	$258	$12,771
Other defined benefit pension and OPEB plans(c)	2,034	2,565	2,707	7,306	1,834	2,307	2,431	6,572
Total assets measured at fair value	$7,031	$12,384	$2,952	$22,367	$6,739	$9,915	$2,689	$19,343
(a)Other consists primarily of mutual funds, money market funds and participating annuity contracts.
(b)At December 31, 2020 and 2019, excludes $3.2 billion and $3.9 billion, respectively, of certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient, and $606 million and $343 million, respectively, of net defined benefit pension plan payables, primarily for investments sold and purchased, which are not required to be classified in the fair value hierarchy. Investments in level 3 of the valuation hierarchy include $199 million and $250 million of participating annuity contracts at December 31, 2020 and 2019, respectively.
(c)At December 31, 2020 and 2019, excludes $487 million and $465 million, respectively, of certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient. Investments in level 3 of the valuation hierarchy include $2.7 billion and $2.4 billion of COLI policies at December 31, 2020 and 2019, respectively.

Changes in level 3 fair value measurements using significant unobservable inputs
Investments classified in level 3 of the valuation hierarchy increased $263 million in 2020 from $2.7 billion to $3.0 billion, consisting of $343 million in unrealized gains, partially offset by $113 million in settlements. In addition, there were transfers into level 3 of $33 million. In 2019, there was an increase of $307 million from $2.4 billion to $2.7 billion, consisting of $401 million in unrealized gains, partially offset by $85 million in settlements.
Estimated future benefit payments
The following table presents benefit payments expected to be paid for the U.S. defined benefit pension plans for the years indicated.

Year ended December 31, (in millions)	U.S. defined benefit pension plans
2021	$912
2022	918
2023	897
2024	847
2025	829
Years 2026–2030	3,843

220	JPMorgan Chase & Co./2020 Form 10-K

Note 9 – Employee share-based incentives
Employee share-based awards
In 2020, 2019 and 2018, JPMorgan Chase granted long-term share-based awards to certain employees under its LTIP, as amended and restated effective May 15, 2018. Under the terms of the LTIP, as of December 31, 2020, 67 million shares of common stock were available for issuance through May 2022. The LTIP is the only active plan under which the Firm is currently granting share-based incentive awards. In the following discussion, the LTIP, plus prior Firm plans and plans assumed as the result of acquisitions, are referred to collectively as the “LTI Plans,” and such plans constitute the Firm’s share-based incentive plans.
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
Under the LTI Plans, stock appreciation rights (“SARs”) and stock options have generally been granted with an exercise price equal to the fair value of JPMorgan Chase’s common stock on the grant date. SARs and stock options generally expire ten years after the grant date. There were no material grants of SARs or stock options in 2020, 2019 and 2018.
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
The Firm’s policy for issuing shares upon settlement of employee share-based incentive awards is to issue either new shares of common stock or treasury shares. During 2020, 2019 and 2018, the Firm settled all of its employee share-based awards by issuing treasury shares.
Refer to Note 23 for further information on the classification of share-based awards for purposes of calculating earnings per share.

JPMorgan Chase & Co./2020 Form 10-K	221

Notes to consolidated financial statements
RSUs, PSUs, SARs and stock options activity
Generally, compensation expense for RSUs and PSUs is measured based on the number of units granted multiplied by the stock price at the grant date, and for SARs and stock options, is measured at the grant date using the Black-Scholes valuation model. Compensation expense for these awards is recognized in net income as described previously. The following table summarizes JPMorgan Chase’s RSUs, PSUs, SARs and stock options activity for 2020.

	RSUs/PSUs		SARs/Options
Year ended December 31, 2020	Number of units	Weighted-average grant date fair value	Number of awards	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic value
(in thousands, except weighted-average data, and where otherwise stated)
Outstanding, January 1	52,239	$99.62	5,527	$41.36
Granted	17,891	132.17	1	137.80
Exercised or vested	(21,502)	96.64	(2,389)	41.40
Forfeited	(1,118)	111.59	(4)	122.59
Canceled	NA	NA	(11)	39.33
Outstanding, December 31	47,510	$112.85	3,124	$41.25	1.4	$265,059
Exercisable, December 31	NA	NA	3,124	41.25	1.4	265,059
The total fair value of RSUs that vested during the years ended December 31, 2020, 2019 and 2018, was $2.8 billion, $2.9 billion and $3.6 billion, respectively. The total intrinsic value of options exercised during the years ended December 31, 2020, 2019 and 2018, was $182 million, $503 million and $370 million, respectively.
Compensation expense
The Firm recognized the following noncash compensation expense related to its various employee share-based incentive plans in its Consolidated statements of income.

Year ended December 31, (in millions)	2020	2019	2018
Cost of prior grants of RSUs, PSUs, SARs and stock options that are amortized over their applicable vesting periods	$1,101	$1,141	$1,241
Accrual of estimated costs of share-based awards to be granted in future periods including those to full-career eligible employees	1,350	1,115	1,081
Total noncash compensation expense related to employee share-based incentive plans	$2,451	$2,256	$2,322
At December 31, 2020, approximately $664 million (pretax) of compensation expense related to unvested awards had not yet been charged to net income. That cost is expected to be amortized into compensation expense over a weighted-average period of 1.6 years. The Firm does not capitalize any compensation expense related to share-based compensation awards to employees.

Tax benefits
Income tax benefits (including tax benefits from dividends or dividend equivalents) related to share-based incentive arrangements recognized in the Firm’s Consolidated statements of income for the years ended December 31, 2020, 2019 and 2018, were $837 million, $895 million and $1.1 billion, respectively.

222	JPMorgan Chase & Co./2020 Form 10-K

Note 10 – Investment securities
Investment securities consist of debt securities that are classified as AFS or HTM. Debt securities classified as trading assets are discussed in Note 2. Predominantly all of the Firm’s AFS and HTM securities are held by Treasury and CIO in connection with its asset-liability management activities.
AFS securities are carried at fair value on the Consolidated balance sheets. Unrealized gains and losses, after any applicable hedge accounting adjustments or allowance for credit losses, are reported in AOCI. The specific identification method is used to determine realized gains and losses on AFS securities, which are included in investment securities gains/(losses) on the Consolidated statements of income. HTM securities, which the Firm has the intent and ability to hold until maturity, are carried at amortized cost, net of allowance for credit losses, on the Consolidated balance sheets.
For both AFS and HTM securities, purchase discounts or premiums are generally amortized into interest income on a level-yield basis over the contractual life of the security. However, premiums on certain callable debt securities are amortized to the earliest call date.
Effective January 1, 2020, the Firm adopted the CECL accounting guidance, which also amended the AFS securities impairment guidance. Refer to Note 1 for further information.
During 2020, the Firm transferred $164.2 billion of investment securities from AFS to HTM for capital management purposes. AOCI included pretax unrealized gains of $5.0 billion on the securities at the dates of transfer.
Unrealized gains or losses at the date of transfer of these securities continue to be reported in AOCI and are amortized into interest income on a level-yield basis over the remaining life of the securities. This amortization will offset the effect on interest income of the amortization of the premium or discount resulting from the transfer recorded at fair value.
Transfers of securities from AFS to HTM are non-cash transactions and are recorded at fair value.

JPMorgan Chase & Co./2020 Form 10-K	223

Notes to consolidated financial statements
The amortized costs and estimated fair values of the investment securities portfolio were as follows for the dates indicated.

	2020				2019
December 31, (in millions)	Amortized cost(e)	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost(e)	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale securities
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	$110,979	$2,372	$50	$113,301	$107,811	$2,395	$89	$110,117
Residential:
U.S.	6,246	224	3	6,467	10,223	233	6	10,450
Non-U.S.	3,751	20	5	3,766	2,477	64	1	2,540
Commercial	2,819	71	34	2,856	5,137	64	13	5,188
Total mortgage-backed securities	123,795	2,687	92	126,390	125,648	2,756	109	128,295
U.S. Treasury and government agencies	199,910	2,141	100	201,951	139,162	449	175	139,436
Obligations of U.S. states and municipalities	18,993	1,404	1	20,396	27,693	2,118	1	29,810
Certificates of deposit	—	—	—	—	77	—	—	77
Non-U.S. government debt securities	22,587	354	13	22,928	21,427	377	17	21,787
Corporate debt securities	215	4	3	216	823	22	—	845
Asset-backed securities:
Collateralized loan obligations	10,055	24	31	10,048	25,038	9	56	24,991
Other	6,174	91	16	6,249	5,438	40	20	5,458
Total available-for-sale securities(b)	381,729	6,705	256	388,178	345,306	5,771	378	350,699
Held-to-maturity securities(c)
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	107,889	2,968	29	110,828	36,523	1,165	62	37,626
U.S. Residential	4,345	8	30	4,323	—	—	—	—
Commercial	2,602	77	—	2,679	—	—	—	—
Total mortgage-backed securities	114,836	3,053	59	117,830	36,523	1,165	62	37,626
U.S. Treasury and government agencies	53,184	50	—	53,234	51	—	1	50
Obligations of U.S. states and municipalities	12,751	519	—	13,270	4,797	299	—	5,096
Asset-backed securities:
Collateralized loan obligations	21,050	90	2	21,138	6,169	—	—	6,169
Total held-to-maturity securities, net of allowance for credit losses(d)	201,821	3,712	61	205,472	47,540	1,464	63	48,941
Total investment securities, net of allowance for credit losses(d)	$583,550	$10,417	$317	$593,650	$392,846	$7,235	$441	$399,640
(a)Includes AFS U.S. GSE obligations with fair values of $65.8 billion and $78.5 billion, and HTM U.S. GSE obligations with amortized cost of $86.3 billion and $31.6 billion, at December 31, 2020 and 2019, respectively. As of December 31, 2020, mortgage-backed securities issued by Fannie Mae and Freddie Mac each exceeded 10% of JPMorgan Chase’s total stockholders’ equity; the amortized cost and fair value of such securities were $95.7 billion and $98.8 billion, and $54.7 billion and $55.8 billion, respectively.
(b)There was no allowance for credit losses on AFS securities at December 31, 2020.
(c)The Firm purchased $12.4 billion, $13.4 billion and $9.4 billion of HTM securities for the years ended December 31, 2020, 2019 and 2018, respectively.
(d)HTM securities measured at amortized cost are reported net of allowance for credit losses of $78 million at December 31, 2020.
(e)Excludes $2.1 billion and $1.9 billion of accrued interest receivables at December 31, 2020 and 2019, respectively. The Firm did not reverse through interest income any accrued interest receivables for the years ended December 31, 2020 and 2019.
At December 31, 2020, the investment securities portfolio consisted of debt securities with an average credit rating of AA+ (based upon external ratings where available, and where not available, based primarily upon internal risk ratings). Risk ratings are used to identify the credit quality of securities and differentiate risk within the portfolio. The Firm’s internal risk ratings generally align with the qualitative characteristics (e.g., borrower capacity to meet financial commitments and vulnerability to changes in the economic environment) defined by S&P and Moody’s, however the quantitative characteristics (e.g., probability of default (“PD”) and loss given default (“LGD”)) may differ as they reflect internal historical experiences and assumptions. Risk ratings are assigned at acquisition, are reviewed on a regular and ongoing basis by Credit Risk Management and are adjusted as necessary over the life of the investment for updated information affecting the issuer’s ability to fulfill its obligations.

224	JPMorgan Chase & Co./2020 Form 10-K

AFS securities impairment
The following tables present the fair value and gross unrealized losses by aging category for AFS securities at December 31, 2020 and 2019. The tables exclude U.S. Treasury and government agency securities and U.S. GSE and government agency MBS with unrealized losses of $150 million and $264 million, at December 31, 2020 and 2019, respectively; changes in the value of these securities are generally driven by changes in interest rates rather than changes in their credit profile given the explicit or implicit guarantees provided by the U.S. government.

	Available-for-sale securities with gross unrealized losses
	Less than 12 months		12 months or more
December 31, 2020 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale securities
Mortgage-backed securities:
Residential:
U.S.	$562	$3	$32	$—	$594	$3
Non-U.S.	2,507	4	235	1	2,742	5
Commercial	699	18	124	16	823	34
Total mortgage-backed securities	3,768	25	391	17	4,159	42
Obligations of U.S. states and municipalities	49	1	—	—	49	1
Certificates of deposit	—	—	—	—	—	—
Non-U.S. government debt securities	2,709	9	968	4	3,677	13
Corporate debt securities	91	3	5	—	96	3
Asset-backed securities:
Collateralized loan obligations	5,248	18	2,645	13	7,893	31
Other	268	1	685	15	953	16
Total available-for-sale securities with gross unrealized losses	$12,133	$57	$4,694	$49	$16,827	$106

	Available-for-sale securities with gross unrealized losses
	Less than 12 months		12 months or more
December 31, 2019 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale securities
Mortgage-backed securities:
Residential:
U.S.	$1,072	$3	$423	$3	$1,495	$6
Non-U.S.	13	—	420	1	433	1
Commercial	1,287	12	199	1	1,486	13
Total mortgage-backed securities	2,372	15	1,042	5	3,414	20
Obligations of U.S. states and municipalities	186	1	—	—	186	1
Certificates of deposit	77	—	—	—	77	—
Non-U.S. government debt securities	3,970	13	1,406	4	5,376	17
Corporate debt securities	—	—	—	—	—	—
Asset-backed securities:
Collateralized loan obligations	10,364	11	7,756	45	18,120	56
Other	1,639	9	753	11	2,392	20
Total available-for-sale securities with gross unrealized losses	$18,608	$49	$10,957	$65	$29,565	$114

JPMorgan Chase & Co./2020 Form 10-K	225

Notes to consolidated financial statements
As a result of the adoption of the amended AFS securities impairment guidance, an allowance for credit losses on AFS securities is required for impaired securities if a credit loss exists.
AFS securities are considered impaired if the fair value is less than the amortized cost.
The Firm recognizes impairment losses in earnings if the Firm has the intent to sell the debt security, or if it is more likely than not that the Firm will be required to sell the debt security before recovery of its amortized cost. In these circumstances the impairment loss recognized in investment securities gains/(losses) is equal to the full difference between the amortized cost (net of allowance if applicable) and the fair value of the securities.
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
Allowance for credit losses
Based on its assessment, the Firm did not recognize an allowance for credit losses on impaired AFS securities as of January 1, 2020 or December 31, 2020.

226	JPMorgan Chase & Co./2020 Form 10-K

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
Credit quality indicator
The primary credit quality indicator for HTM securities is the risk rating assigned to each security. At December 31, 2020, all HTM securities were rated investment grade and were current and accruing, with approximately 98% rated at least AA+.
Allowance for credit losses
The allowance for credit losses on HTM obligations of U.S. states and municipalities and commercial mortgage-backed securities is calculated by applying statistical credit loss factors (estimated PD and LGD) to the amortized cost. The credit loss factors are derived using a weighted average of five internally developed eight-quarter macroeconomic scenarios, followed by a single year straight-line interpolation to revert to long run historical information for periods beyond the forecast period. Refer to Note 13 for further information on the eight-quarter macroeconomic forecast.
The allowance for credit losses on HTM collateralized loan obligations and U.S. residential mortgage-backed securities is calculated as the difference between the amortized cost and the present value of the cash flows expected to be collected, discounted at the security’s effective interest rate. These cash flow estimates are developed based on expectations of underlying collateral performance derived using the eight-quarter macroeconomic forecast and the single year straight-line interpolation, as well as considering the structural features of the security.
The application of different inputs and assumptions into the calculation of the allowance for credit losses is subject to significant management judgment, and emphasizing one input or assumption over another, or considering other inputs or assumptions, could affect the estimate of the allowance for credit losses on HTM securities.
The allowance for credit losses on HTM securities was $78 million as of December 31, 2020, reflecting $68 million recognized in the provision for credit losses for the year ended December 31, 2020.
Selected impacts of investment securities on the Consolidated statements of income

Year ended December 31, (in millions)	2020	2019	2018
Realized gains	$3,080	$650	$211
Realized losses	(2,278)	(392)	(606)
Net investment securities gains/(losses)	$802	$258	$(395)
Provision for credit losses	$68	NA	NA

JPMorgan Chase & Co./2020 Form 10-K	227

Notes to consolidated financial statements
Contractual maturities and yields
The following table presents the amortized cost and estimated fair value at December 31, 2020, of JPMorgan Chase’s investment securities portfolio by contractual maturity.

By remaining maturity December 31, 2020 (in millions)	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years(b)	Total
Available-for-sale securities
Mortgage-backed securities
Amortized cost	$—	$741	$7,797	$115,257	$123,795
Fair value	—	756	8,139	117,495	126,390
Average yield(a)	—%	1.66%	1.67%	2.57%	2.51%
U.S. Treasury and government agencies
Amortized cost	$33,633	$110,033	$46,827	$9,417	$199,910
Fair value	33,678	111,014	47,675	9,584	201,951
Average yield(a)	0.42%	0.53%	0.79%	0.48%	0.57%
Obligations of U.S. states and municipalities
Amortized cost	$33	$203	$1,047	$17,710	$18,993
Fair value	33	211	1,111	19,041	20,396
Average yield(a)	4.11%	4.59%	4.84%	4.80%	4.80%
Non-U.S. government debt securities
Amortized cost	$8,282	$8,011	$5,615	$679	$22,587
Fair value	8,297	8,225	5,726	680	22,928
Average yield(a)	1.25%	1.70%	0.68%	0.17%	1.24%
Corporate debt securities
Amortized cost	$—	$141	$74	$—	$215
Fair value	—	139	77	—	216
Average yield(a)	—%	1.21%	1.92%	—%	1.45%
Asset-backed securities
Amortized cost	$554	$2,569	$5,987	$7,119	$16,229
Fair value	554	2,591	5,990	7,162	16,297
Average yield(a)	1.31%	2.00%	1.33%	1.48%	1.50%
Total available-for-sale securities
Amortized cost	$42,502	$121,698	$67,347	$150,182	$381,729
Fair value	42,562	122,936	68,718	153,962	388,178
Average yield(a)	0.59%	0.65%	1.00%	2.64%	1.49%
Held-to-maturity securities
Mortgage-backed securities
Amortized cost	$—	$158	$11,908	$102,791	$114,857
Fair value	—	160	12,707	104,963	117,830
Average yield(a)	—%	1.56%	2.42%	2.94%	2.88%
U.S. Treasury and government agencies
Amortized cost	$501	$42,477	$10,206	$—	$53,184
Fair value	501	42,511	10,222	—	53,234
Average yield(a)	1.86%	0.60%	0.94%	—%	0.67%
Obligations of U.S. states and municipalities
Amortized cost	$—	$65	$532	$12,211	$12,808
Fair value	—	67	565	12,638	13,270
Average yield(a)	—%	3.09%	3.57%	3.62%	3.62%
Asset-backed securities
Amortized cost	$—	$—	$11,617	$9,433	$21,050
Fair value	—	—	11,658	9,480	21,138
Average yield(a)	—%	—%	1.40%	1.33%	1.37%
Total held-to-maturity securities
Amortized cost	$501	$42,700	$34,263	$124,435	$201,899
Fair value	501	42,738	35,152	127,081	205,472
Average yield(a)	1.86%	0.60%	1.65%	2.88%	2.19%
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
(b)Substantially all of the Firm’s U.S. residential MBS and collateralized mortgage obligations are due in 10 years or more, based on contractual maturity. The estimated weighted-average life, which reflects anticipated future prepayments, is approximately 5 years for agency residential MBS, 4 years for agency residential collateralized mortgage obligations and 3 years for nonagency residential collateralized mortgage obligations.

228	JPMorgan Chase & Co./2020 Form 10-K

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
Securities financing agreements not elected under the fair value option are measured at amortized cost. As a result of the Firm’s credit risk mitigation practices described below, the Firm did not hold any allowance for credit losses with respect to resale and securities borrowed arrangements as of December 31, 2020 and 2019.
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

JPMorgan Chase & Co./2020 Form 10-K	229

Notes to consolidated financial statements
The table below summarizes the gross and net amounts of the Firm’s securities financing agreements, as of December 31, 2020 and 2019. When the Firm has obtained an appropriate legal opinion with respect to a master netting agreement with a counterparty and where other relevant netting criteria under U.S. GAAP are met, the Firm nets, on the Consolidated balance sheets, the balances outstanding under its securities financing agreements with the same counterparty. In addition, the Firm exchanges securities and/or cash collateral with its counterparty to reduce the economic exposure with the counterparty, but such collateral is not eligible for net Consolidated balance sheet presentation. Where the Firm has obtained an appropriate legal opinion with respect to the counterparty master netting agreement, such collateral, along with securities financing balances that do not meet all these relevant netting criteria under U.S. GAAP, is presented in the table below as “Amounts not nettable on the Consolidated balance sheets,” and reduces the “Net amounts” presented. Where a legal opinion has not been either sought or obtained, the securities financing balances are presented gross in the “Net amounts” below.

	2020
December 31, (in millions)	Gross amounts	Amounts netted on the Consolidated balance sheets	Amounts presented on the Consolidated balance sheets	Amounts not nettable on the Consolidated balance sheets(b)	Net amounts(c)
Assets
Securities purchased under resale agreements	$666,467	$(370,183)	$296,284	$(273,206)	$23,078
Securities borrowed	193,700	(33,065)	160,635	(115,219)	45,416
Liabilities
Securities sold under repurchase agreements	$578,060	$(370,183)	$207,877	$(191,980)	$15,897
Securities loaned and other(a)	41,366	(33,065)	8,301	(8,257)	44

	2019
December 31, (in millions)	Gross amounts	Amounts netted on the Consolidated balance sheets	Amounts presented on the Consolidated balance sheets	Amounts not nettable on the Consolidated balance sheets(b)		Net amounts(c)
Assets
Securities purchased under resale agreements	$628,609	$(379,463)	$249,146	$(231,147)	(d)	$17,999	(d)
Securities borrowed	166,718	(26,960)	139,758	(104,990)		34,768
Liabilities
Securities sold under repurchase agreements	$555,172	$(379,463)	$175,709	$(151,566)		$24,143
Securities loaned and other(a)	36,649	(26,960)	9,689	(9,654)		35
(a)Includes securities-for-securities lending agreements of $3.4 billion and $3.7 billion at December 31, 2020 and 2019, respectively, accounted for at fair value, where the Firm is acting as lender. In the Consolidated balance sheets, the Firm recognizes the securities received at fair value within other assets and the obligation to return those securities within accounts payable and other liabilities.
(b)In some cases, collateral exchanged with a counterparty exceeds the net asset or liability balance with that counterparty. In such cases, the amounts reported in this column are limited to the related net asset or liability with that counterparty.
(c)Includes securities financing agreements that provide collateral rights, but where an appropriate legal opinion with respect to the master netting agreement has not been either sought or obtained. At December 31, 2020 and 2019, included $17.0 billion and $11.0 billion, respectively, of securities purchased under resale agreements; $42.1 billion and $31.9 billion, respectively, of securities borrowed; $14.5 billion and $22.7 billion, respectively, of securities sold under repurchase agreements; and $8 million and $7 million, respectively, of securities loaned and other.
(d)The prior period amounts have been revised to conform with the current period presentation.

230	JPMorgan Chase & Co./2020 Form 10-K

The tables below present as of December 31, 2020 and 2019 the types of financial assets pledged in securities financing agreements and the remaining contractual maturity of the securities financing agreements.

	Gross liability balance
	2020		2019
December 31, (in millions)	Securities sold under repurchase agreements	Securities loaned and other	Securities sold under repurchase agreements	Securities loaned and other
Mortgage-backed securities:
U.S. GSEs and government agencies	$56,744	$—	$34,119	$—
Residential - nonagency	1,016	—	1,239	—
Commercial - nonagency	855	—	1,612	—
U.S. Treasury, GSEs and government agencies	315,834	143	334,398	29
Obligations of U.S. states and municipalities	1,525	2	1,181	—
Non-U.S. government debt	157,563	1,730	145,548	1,528
Corporate debt securities	22,849	1,864	13,826	1,580
Asset-backed securities	694	—	1,794	—
Equity securities	20,980	37,627	21,455	33,512
Total	$578,060	$41,366	$555,172	$36,649

	Remaining contractual maturity of the agreements
	Overnight and continuous			Greater than 90 days
2020 (in millions)		Up to 30 days	30 – 90 days		Total
Total securities sold under repurchase agreements	$238,667	$230,980	$70,777	$37,636	$578,060
Total securities loaned and other	37,887	1,647	500	1,332	41,366

	Remaining contractual maturity of the agreements
	Overnight and continuous					Greater than 90 days
2019 (in millions)		Up to 30 days		30 – 90 days				Total
Total securities sold under repurchase agreements	$225,134	$195,816	(a)	$56,020	(a)	$78,202	(a)	$555,172
Total securities loaned and other	32,028	1,706		937		1,978		36,649
(a)The prior period amounts have been revised to conform with the current period presentation.
Transfers not qualifying for sale accounting
At December 31, 2020 and 2019, the Firm held $598 million and $743 million, respectively, of financial assets for which the rights have been transferred to third parties; however, the transfers did not qualify as a sale in accordance with U.S. GAAP. These transfers have been recognized as collateralized financing transactions. The transferred assets are recorded in trading assets and loans, and the corresponding liabilities are recorded predominantly in short-term borrowings on the Consolidated balance sheets.

JPMorgan Chase & Co./2020 Form 10-K	231

Notes to consolidated financial statements
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
The following provides a detailed accounting discussion of the Firm’s loans by category:
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
The Firm classifies accrued interest on loans, including accrued but unbilled interest on credit card loans, in accrued interest and accounts receivables on the Consolidated balance sheets. For credit card loans, accrued interest once billed is then recognized in the loan balances, with the related allowance recorded in the allowance for credit losses. Changes in the allowance for credit losses on accrued interest on credit card loans are recognized in the provision for credit losses and charge-offs are recognized by reversing interest income. Expected losses related to accrued interest on certain performing, modified loans to borrowers impacted by COVID-19 are considered in the Firm’s allowance for loan losses. For other loans, the Firm generally does not recognize an allowance for credit losses on accrued interest receivables, consistent with its policy to write them off no later than 90 days past due by reversing interest income.
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
Charge-offs
Consumer loans are generally charged off or charged down to the lower of the amortized cost or the net realizable value of the underlying collateral (i.e., fair value less estimated costs to sell), with an offset to the allowance for loan losses, upon reaching specified stages of delinquency in accordance with standards established by the FFIEC. Residential real estate loans, unmodified credit card loans and scored business banking loans are generally charged off no later than 180 days past due. Scored auto and modified credit card loans are charged off no later than 120 days past due.

232	JPMorgan Chase & Co./2020 Form 10-K

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
When a loan is charged down to the lower of its amortized cost or the estimated net realizable value of the underlying collateral, the determination of the fair value of the collateral depends on the type of collateral (e.g., securities, real estate). In cases where the collateral is in the form of liquid securities, the fair value is based on quoted market prices or broker quotes. For illiquid securities or other financial assets, the fair value of the collateral is generally estimated using a discounted cash flow model.
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

JPMorgan Chase & Co./2020 Form 10-K	233

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
The Firm has granted various forms of assistance to customers and clients impacted by the COVID-19 pandemic, including payment deferrals and covenant modifications. The majority of the Firm’s COVID-19 related loan modifications have not been considered TDRs because:
•they represent short-term or other insignificant modifications, whether under the Firm’s regular loan modification assessments or as permitted by regulatory guidance, or
•the Firm has elected to apply the option to suspend the application of accounting guidance for TDRs as provided by the CARES Act and extended by the Consolidated Appropriations Act.
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
In response to the COVID-19 pandemic, the Firm has temporarily suspended certain foreclosure activities. This could delay recognition of foreclosed properties until the foreclosure moratoriums are lifted.

234	JPMorgan Chase & Co./2020 Form 10-K

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
(d)Includes loans to financial institutions, states and political subdivisions, SPEs, nonprofits, personal investment companies and trusts, as well as loans to individuals and individual entities (predominantly Wealth Management clients within AWM). Refer to Note 14 for more information on SPEs.

JPMorgan Chase & Co./2020 Form 10-K	235

Notes to consolidated financial statements
The following tables summarize the Firm’s loan balances by portfolio segment.

December 31, 2020	Consumer, excluding credit card	Credit card	Wholesale	Total(b)(c)
(in millions)
Retained	$302,127	$143,432	$514,947	$960,506
Held-for-sale	1,305	784	5,784	7,873
At fair value(a)	15,147	—	29,327	44,474
Total	$318,579	$144,216	$550,058	$1,012,853

December 31, 2019	Consumer, excluding credit card	Credit card	Wholesale	Total(b)(c)
(in millions)
Retained	$294,999	$168,924	$481,678	$945,601
Held-for-sale	3,002	—	4,062	7,064
At fair value(a)	19,816	—	25,139	44,955
Total	$317,817	$168,924	$510,879	$997,620
(a)In the third quarter of 2020, the Firm reclassified certain fair value option elected lending-related positions from trading assets to loans. Prior-period amounts have been revised to conform with the current presentation.
(b)Excludes $2.9 billion of accrued interest receivables at both December 31, 2020 and 2019. The Firm wrote off accrued interest receivables of $121 million and $50 million for the years ended December 31, 2020 and 2019, respectively.
(c)Loans (other than those for which the fair value option has been elected) are presented net of unamortized discounts and premiums and net deferred loan     fees or costs. These amounts were not material as of December 31, 2020 and 2019.

The following tables provide information about the carrying value of retained loans purchased, sold and reclassified to held-for-sale during the periods indicated. Loans that were reclassified to held-for-sale and sold in a subsequent period are excluded from the sales line of this table.

	2020
Year ended December 31, (in millions)	Consumer, excluding credit card		Credit card	Wholesale	Total
Purchases	$3,474	(b)(c)	$—	$1,159	$4,633
Sales	352		—	17,916	18,268
Retained loans reclassified to held-for-sale(a)	2,084		787	1,580	4,451

	2019
Year ended December 31, (in millions)	Consumer, excluding credit card		Credit card	Wholesale	Total
Purchases	$1,282	(b)(c)	$—	$1,291	$2,573
Sales	30,474		—	23,445	53,919
Retained loans reclassified to held-for-sale(a)	9,188		—	2,371	11,559

	2018
Year ended December 31, (in millions)	Consumer, excluding credit card		Credit card	Wholesale	Total
Purchases	$2,543	(b)(c)	$—	$2,354	$4,897
Sales	9,984		—	16,741	26,725
Retained loans reclassified to held-for-sale(a)	36		—	2,276	2,312
(a)Reclassifications of loans to held-for-sale are non-cash transactions.
(b)Predominantly includes purchases of residential real estate loans, including the Firm’s voluntary repurchases of certain delinquent loans from loan pools as permitted by Government National Mortgage Association (“Ginnie Mae”) guidelines for the years ended December 31, 2020, 2019 and 2018. The Firm typically elects to repurchase these delinquent loans as it continues to service them and/or manage the foreclosure process in accordance with applicable requirements of Ginnie Mae, FHA, RHS, and/or VA.
(c)Excludes purchases of retained loans sourced through the correspondent origination channel and underwritten in accordance with the Firm’s standards. Such purchases were $15.3 billion, $16.6 billion and $18.6 billion for the years ended December 31, 2020, 2019 and 2018, respectively.

Gains and losses on sales of loans
Net gains/(losses) on sales of loans and lending-related commitments (including adjustments to record loans and lending-related commitments held-for-sale at the lower of cost or fair value) recognized in noninterest revenue was $(43) million for the year ended December 31, 2020 of which $(36) million was related to loans. Net gains on sales of loans was $394 million for the year ended December 31, 2019. Gains and losses on sales of loans was not material for the year ended December 31, 2018. In addition, the sale of loans may also result in write downs, recoveries or changes in the allowance recognized in the provision for credit losses.

236	JPMorgan Chase & Co./2020 Form 10-K

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
The following table provides information about retained consumer loans, excluding credit card, by class.

December 31, (in millions)	2020	2019
Residential real estate	$225,302	$243,317
Auto and other(a)	76,825	51,682
Total retained loans	$302,127	$294,999
(a)At December 31, 2020, included $19.2 billion of loans in Business Banking under the PPP.
Delinquency rates are the primary credit quality indicator for consumer loans. Loans that are more than 30 days past due provide an early warning of borrowers who may be experiencing financial difficulties and/or who may be unable or unwilling to repay the loan. As the loan continues to age, it becomes more clear whether the borrower is likely to be unable or unwilling to pay. In the case of residential real estate loans, late-stage delinquencies (greater than 150 days past due) are a strong indicator of loans that will ultimately result in a foreclosure or similar liquidation transaction. In addition to delinquency rates, other credit quality indicators for consumer loans vary based on the class of loan, as follows:
•For residential real estate loans, the current estimated LTV ratio, or the combined LTV ratio in the case of junior lien loans, is an indicator of the potential loss severity in the event of default. Additionally, LTV or combined LTV ratios can provide insight into a borrower’s continued willingness to pay, as the delinquency rate of high-LTV loans tends to be greater than that for loans where the borrower has equity in the collateral. The geographic distribution of the loan collateral also provides insight as to the credit quality of the portfolio, as factors such as the regional economy, home price changes and specific events such as natural disasters, will affect credit quality. The borrower’s current or “refreshed” FICO score is a secondary credit quality indicator for certain loans, as FICO scores are an indication of the borrower’s credit payment history. Thus, a loan to a borrower with a low FICO score (less than 660) is considered to be of higher risk than a loan to a borrower with a higher FICO score. Further, a loan to a borrower with a high LTV ratio and a low FICO score is at greater risk of default than a loan to a borrower that has both a high LTV ratio and a high FICO score.
•For scored auto and business banking loans, geographic distribution is an indicator of the credit performance of the portfolio. Similar to residential real estate loans, geographic distribution provides insights into the portfolio performance based on regional economic activity and events.

JPMorgan Chase & Co./2020 Form 10-K	237

Notes to consolidated financial statements
Residential real estate
The following table provides information on delinquency, which is the primary credit quality indicator for retained residential real estate loans.

(in millions, except ratios)	December 31, 2020									December 31, 2019
	Term loans by origination year						Revolving loans		Total	Total
	2020	2019	2018	2017	2016	Prior to 2016	Within the revolving period	Converted to term loans
Loan delinquency(a)(b)
Current	$55,562	$31,820	$13,900	$20,410	$27,978	$50,232	$7,370	$15,792	$223,064	$239,979
30–149 days past due	9	25	20	22	29	674	21	245	1,045	1,910
150 or more days past due	3	14	10	18	18	844	22	264	1,193	1,428
Total retained loans	$55,574	$31,859	$13,930	$20,450	$28,025	$51,750	$7,413	$16,301	$225,302	$243,317
% of 30+ days past due to total retained loans(c)	0.02%	0.12%	0.22%	0.20%	0.17%	2.86%	0.58%	3.12%	0.98%	1.35%
(a)Individual delinquency classifications include mortgage loans insured by U.S. government agencies as follows: current included $36 million and $17 million; 30–149 days past due included $16 million and $20 million; and 150 or more days past due included $24 million and $26 million at December 31, 2020 and 2019, respectively.
(b)At December 31, 2020, loans under payment deferral programs offered in response to the COVID-19 pandemic which are still within their deferral period and performing according to their modified terms are generally not considered delinquent.
(c)At December 31, 2020 and 2019, residential real estate loans excluded mortgage loans insured by U.S. government agencies of $40 million and $46 million, respectively, that are 30 or more days past due. These amounts have been excluded based upon the government guarantee.

Approximately 35% of the total revolving loans are senior lien loans; the remaining balance are junior lien loans. The lien position the Firm holds is considered in the Firm’s allowance for credit losses. Revolving loans that have been converted to term loans have higher delinquency rates than those that are still within the revolving period. That is primarily because the fully-amortizing payment that is generally required for those products is higher than the minimum payment options available for revolving loans within the revolving period.

238	JPMorgan Chase & Co./2020 Form 10-K

Nonaccrual loans and other credit quality indicators
The following table provides information on nonaccrual and other credit quality indicators for retained residential real estate loans.

(in millions, except weighted-average data)	December 31, 2020	December 31, 2019
Nonaccrual loans(a)(b)(c)(d)(e)	$5,313	$2,780
90 or more days past due and government guaranteed(f)	33	38

Current estimated LTV ratios(g)(h)
Greater than 125% and refreshed FICO scores:
Equal to or greater than 660	$10	$31
Less than 660	18	38
101% to 125% and refreshed FICO scores:
Equal to or greater than 660	72	134
Less than 660	65	132
80% to 100% and refreshed FICO scores:
Equal to or greater than 660	2,365	5,953
Less than 660	435	764
Less than 80% and refreshed FICO scores:
Equal to or greater than 660	208,457	219,469
Less than 660	12,072	14,681
No FICO/LTV available	1,732	2,052
U.S. government-guaranteed	76	63
Total retained loans	$225,302	$243,317

Weighted average LTV ratio(g)(i)	54%	55%
Weighted average FICO(h)(i)	763	758

Geographic region(j)
California	$73,444	$82,147
New York	32,287	31,996
Florida	13,981	13,668
Texas	13,773	14,474
Illinois	13,130	15,587
Colorado	8,235	8,447
Washington	7,917	8,990
New Jersey	7,227	7,752
Massachusetts	5,784	6,210
Connecticut	5,024	4,954
All other(k)	44,500	49,092
Total retained loans	$225,302	$243,317
(a)Includes collateral-dependent residential real estate loans that are charged down to the lower of amortized cost or the fair value of the underlying collateral less costs to sell. The Firm reports, in accordance with regulatory guidance, residential real estate loans that have been discharged under Chapter 7 bankruptcy and not reaffirmed by the borrower (“Chapter 7 loans”) as collateral-dependent nonaccrual TDRs, regardless of their delinquency status. At December 31, 2020, approximately 7% of Chapter 7 residential real estate loans were 30 days or more past due, respectively.
(b)At December 31, 2020, nonaccrual loans included $1.6 billion of PCD loans. Prior to the adoption of CECL, nonaccrual loans excluded PCI loans as the Firm recognized interest income on each pool of PCI loans as each of the pools was performing.
(c)Generally, all consumer nonaccrual loans have an allowance. In accordance with regulatory guidance, certain nonaccrual loans that are considered collateral-dependent have been charged down to the lower of amortized cost or the fair value of their underlying collateral less costs to sell. If the value of the underlying collateral improves subsequent to the charge down, the related allowance may be negative.
(d)Interest income on nonaccrual loans recognized on a cash basis was $161 million and $166 million for the years ended December 31, 2020 and 2019, respectively.
(e)Generally excludes loans under payment deferral programs offered in response to the COVID-19 pandemic. Includes loans to customers that have exited COVID-19 payment deferral programs and are 90 or more days past due, predominantly all of which were also at least 150 days past due and therefore considered collateral-dependent. Collateral-dependent loans are charged down to the lower of amortized cost or fair value of the underlying collateral less costs to sell.
(f)These balances are excluded from nonaccrual loans as the loans are guaranteed by U.S government agencies. Typically the principal balance of the loans is insured and interest is guaranteed at a specified reimbursement rate subject to meeting agreed-upon servicing guidelines. At December 31, 2020 and 2019, these balances included $33 million and $34 million, respectively, of loans that are no longer accruing interest based on the agreed-upon servicing guidelines. For the remaining balance, interest is being accrued at the guaranteed reimbursement rate. There were no loans that were not guaranteed by U.S. government agencies that are 90 or more days past due and still accruing interest at December 31, 2020 and 2019.
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
(j)The geographic regions presented in the table are ordered based on the magnitude of the corresponding loan balances at December 31, 2020.
(k)At December 31, 2020 and 2019, included mortgage loans insured by U.S. government agencies of $76 million and $63 million, respectively. These amounts have been excluded from the geographic regions presented based upon the government guarantee.

JPMorgan Chase & Co./2020 Form 10-K	239

Notes to consolidated financial statements
Loan modifications
Modifications of residential real estate loans, where the Firm grants concessions to borrowers who are experiencing financial difficulty are generally accounted for and reported as TDRs. Loans with short-term or other insignificant modifications that are not considered concessions are not TDRs nor are loans for which the Firm has elected to apply the option to suspend the application of accounting guidance for TDRs as provided by the CARES Act and extended by the Consolidated Appropriations Act. The carrying value of new TDRs was $819 million, $490 million and $736 million for the years ended December 31, 2020, 2019 and 2018, respectively. There were no additional commitments to lend to borrowers whose residential real estate loans have been modified in TDRs.
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
The following table provides information about how residential real estate loans were modified in TDRs under the Firm’s loss mitigation programs described above during the periods presented. This table excludes Chapter 7 loans where the sole concession granted is the discharge of debt, loans with short-term or other insignificant modifications that are not considered concessions, and loans for which the Firm has elected to apply the option to suspend the application of accounting guidance for TDRs as provided by the CARES Act and extended by the Consolidated Appropriations Act.

Year ended December 31,	2020	2019	2018
Number of loans approved for a trial modification	5,522	5,872	7,175
Number of loans permanently modified	6,850	4,918	7,853
Concession granted:(a)
Interest rate reduction	50%	77%	54%
Term or payment extension	49	71	62
Principal and/or interest deferred	14	13	29
Principal forgiveness	2	5	7
Other(b)	66	63	51
(a)Represents concessions granted in permanent modifications as a percentage of the number of loans permanently modified. The sum of the percentages exceeds 100% because predominantly all of the modifications include more than one type of concession. Concessions offered on trial modifications are generally consistent with those granted on permanent modifications.
(b)Includes variable interest rate to fixed interest rate modifications and payment delays that meet the definition of a TDR for the years ended December 31, 2020, 2019 and 2018.

240	JPMorgan Chase & Co./2020 Form 10-K

Financial effects of modifications and redefaults
The following table provides information about the financial effects of the various concessions granted in modifications of residential real estate loans under the loss mitigation programs described above and about redefaults of certain loans modified in TDRs for the periods presented. The following table presents only the financial effects of permanent modifications and do not include temporary concessions offered through trial modifications. This table also excludes Chapter 7 loans where the sole concession granted is the discharge of debt, loans with short-term or other insignificant modifications that are not considered concessions, and loans for which the Firm has elected to apply the option to suspend the application of accounting guidance for TDRs as provided by the CARES Act and extended by the Consolidated Appropriations Act.

Year ended December 31, (in millions, except weighted - average data)	2020	2019	2018
Weighted-average interest rate of loans with interest rate reductions – before TDR	5.09%	5.68%	5.50%
Weighted-average interest rate of loans with interest rate reductions – after TDR	3.28	3.81	3.60
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – before TDR	22	20	21
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – after TDR	39	39	38
Charge-offs recognized upon permanent modification	$5	$1	$2
Principal deferred	16	19	30
Principal forgiven	5	7	17
Balance of loans that redefaulted within one year of permanent modification(a)	$199	$166	$161
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
At December 31, 2020, the weighted-average estimated remaining lives of residential real estate loans permanently modified in TDRs were 6 years. The estimated remaining lives of these loans reflect estimated prepayments, both voluntary and involuntary (i.e., foreclosures and other forced liquidations).
Active and suspended foreclosure
At December 31, 2020 and 2019, the Firm had residential real estate loans, excluding those insured by U.S. government agencies, with a carrying value of $846 million and $1.2 billion, respectively, that were not included in REO, but were in the process of active or suspended foreclosure.

JPMorgan Chase & Co./2020 Form 10-K	241

Notes to consolidated financial statements
Auto and other
The following table provides information on delinquency, which is the primary credit quality indicator for retained auto and other consumer loans.

	December 31, 2020										December 31, 2019
(in millions, except ratios)	Term Loans by origination year							Revolving loans
	2020		2019	2018	2017	2016	Prior to 2016	Within the revolving period	Converted to term loans	Total	Total
Loan delinquency(a)
Current	$46,169	(b)	$12,829	$7,367	$4,521	$2,058	$742	$2,517	$158	$76,361	$51,005
30–119 days past due	97		107	77	53	42	23	30	17	446	667
120 or more days past due	—		—	—	1	—	1	8	8	18	10
Total retained loans	$46,266		$12,936	$7,444	$4,575	$2,100	$766	$2,555	$183	$76,825	$51,682
% of 30+ days past due to total retained loans	0.21%		0.83%	1.03%	1.18%	2.00%	3.13%	1.49%	13.66%	0.60%	1.31%
(a)At December 31, 2020, loans under payment deferral programs offered in response to the COVID-19 pandemic which are still within their deferral period and performing according to their modified terms are generally not considered delinquent.
(b)At December 31, 2020, included $19.2 billion of loans in Business Banking under the PPP. PPP loans are guaranteed by the SBA. Other than in certain limited circumstances, the Firm typically does not recognize charge-offs, classify as nonaccrual nor record an allowance for loan losses on these loans.

Nonaccrual and other credit quality indicators
The following table provides information on nonaccrual and other credit quality indicators for retained auto and other consumer loans.

(in millions, except ratios)	Total Auto and other
	December 31, 2020	December 31, 2019
Nonaccrual loans(a)(b)(c)	151	146

Geographic region(d)
California	$12,302	$7,795
New York	8,824	3,706
Texas	8,235	5,457
Florida	4,668	3,025
Illinois	3,768	2,443
New Jersey	2,646	1,798
Arizona	2,465	1,347
Ohio	2,163	1,490
Pennsylvania	1,924	1,721
Colorado	1,910	1,247
All other	27,920	21,653
Total retained loans	$76,825	$51,682
(a)There were no loans that were 90 or more days past due and still accruing interest at December 31, 2020 and 2019.
(b)All nonaccrual auto and other consumer loans generally have an allowance. Certain nonaccrual loans that are considered collateral-dependent have been charged down to the lower of amortized cost or the fair value of their underlying collateral less costs to sell. If the value of the underlying collateral improves subsequent to the charge down, the related allowance may be negative.
(c)Interest income on nonaccrual loans recognized on a cash basis was not material for the years ended December 31, 2020 and 2019.
(d)The geographic regions presented in this table are ordered based on the magnitude of the corresponding loan balances at December 31, 2020.
Loan modifications
Certain other consumer loan modifications are considered to be TDRs as they provide various concessions to borrowers who are experiencing financial difficulty. Loans with short-term or other insignificant modifications that are not considered concessions are not TDRs.
The impact of these modifications, as well as new TDRs, were not material to the Firm for the years ended December 31, 2020, 2019 and 2018. Additional commitments to lend to borrowers whose loans have been modified in TDRs as of December 31, 2020 and 2019 were not material.

242	JPMorgan Chase & Co./2020 Form 10-K

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
The following table provides information on delinquency, which is the primary credit quality indicator for retained credit card loans.

(in millions, except ratios)	December 31, 2020			December 31, 2019
	Within the revolving period	Converted to term loans(b)	Total	Total
Loan delinquency(a)
Current and less than 30 days past due and still accruing	$139,783	$1,239	$141,022	$165,767
30–89 days past due and still accruing	997	94	1,091	1,550
90 or more days past due and still accruing	1,277	42	1,319	1,607
Total retained loans	$142,057	$1,375	$143,432	$168,924
Loan delinquency ratios
% of 30+ days past due to total retained loans	1.60%	9.89%	1.68%	1.87%
% of 90+ days past due to total retained loans	0.90	3.05	0.92	0.95
(a)At December 31, 2020, loans under payment deferral programs offered in response to the COVID-19 pandemic which are still within their deferral period and performing according to their modified terms are generally not considered delinquent.
(b)Represents TDRs.
Other credit quality indicators
The following table provides information on other credit quality indicators for retained credit card loans.

(in millions, except ratios)	December 31, 2020	December 31, 2019
Geographic region(a)
California	$20,921	$25,783
Texas	14,544	16,728
New York	11,919	14,544
Florida	9,562	10,830
Illinois	8,006	9,579
New Jersey	5,927	7,165
Ohio	4,673	5,406
Pennsylvania	4,476	5,245
Colorado	4,092	4,763
Michigan	3,553	4,164
All other	55,759	64,717
Total retained loans	$143,432	$168,924
Percentage of portfolio based on carrying value with estimated refreshed FICO scores
Equal to or greater than 660	85.9%	84.0%
Less than 660	13.9	15.4
No FICO available	0.2	0.6
(a)The geographic regions presented in the table are ordered based on the magnitude of the corresponding loan balances at December 31, 2020.

JPMorgan Chase & Co./2020 Form 10-K	243

Notes to consolidated financial statements
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

Year ended December 31, (in millions, except weighted-average data)	2020	2019	2018
Balance of new TDRs(a)	$818	$961	$866
Weighted-average interest rate of loans – before TDR	18.04%	19.07%	17.98%
Weighted-average interest rate of loans – after TDR	4.64	4.70	5.16
Balance of loans that redefaulted within one year of modification(b)	$110	$148	$116
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

244	JPMorgan Chase & Co./2020 Form 10-K

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
Management considers several factors to determine an appropriate internal risk rating, including the obligor’s debt capacity and financial flexibility, the level of the obligor’s earnings, the amount and sources for repayment, the level and nature of contingencies, management strength, and the industry and geography in which the obligor operates. The Firm’s internal risk ratings generally align with the qualitative characteristics (e.g., borrower capacity to meet financial commitments and vulnerability to changes in the economic environment) defined by S&P and Moody’s, however the quantitative characteristics (e.g., PD and LGD) may differ as they reflect internal historical experiences and assumptions. The Firm generally considers internal ratings with qualitative characteristics equivalent to BBB-/Baa3 or higher as investment grade, and these ratings have a lower PD and/or lower LGD than non-investment grade ratings.
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

JPMorgan Chase & Co./2020 Form 10-K	245

Notes to consolidated financial statements
The following tables provide information on internal risk rating, which is the primary credit quality indicator for retained wholesale loans.

December 31, (in millions, except ratios)	Secured by real estate		Commercial and industrial			Other(b)		Total retained loans
	2020	2019	2020		2019	2020	2019	2020		2019
Loans by risk ratings
Investment-grade	$90,147	$96,611	$71,917	(a)	$80,489	$217,209	$186,344	$379,273	(a)	$363,444
Noninvestment- grade:
Noncriticized	26,129	22,493	57,870		60,437	33,053	27,591	117,052		110,521
Criticized performing	3,234	1,131	10,991		4,399	1,079	1,126	15,304		6,656
Criticized nonaccrual	483	183	1,931		844	904	30	3,318		1,057
Total noninvestment- grade	29,846	23,807	70,792		65,680	35,036	28,747	135,674		118,234
Total retained loans	$119,993	$120,418	$142,709		$146,169	$252,245	$215,091	$514,947		$481,678
% of investment-grade to total retained loans	75.13%	80.23%	50.39%		55.07%	86.11%	86.63%	73.65%		75.45%
% of total criticized to total retained loans	3.10	1.09	9.05		3.59	0.79	0.54	3.62		1.60
% of criticized nonaccrual to total retained loans	0.40	0.15	1.35		0.58	0.36	0.01	0.64		0.22

	Secured by real estate
(in millions)	December 31, 2020									December 31, 2019
	Term loans by origination year						Revolving loans
	2020	2019	2018	2017	2016	Prior to 2016	Within the revolving period	Converted to term loans	Total	Total
Loans by risk ratings
Investment-grade	$16,560	$19,575	$12,192	$11,017	$13,439	$16,266	$1,098	$—	$90,147	$96,611
Noninvestment-grade	3,327	4,339	4,205	2,916	2,575	11,994	489	1	29,846	23,807
Total retained loans	$19,887	$23,914	$16,397	$13,933	$16,014	$28,260	$1,587	$1	$119,993	$120,418

	Commercial and industrial
(in millions)	December 31, 2020										December 31, 2019
	Term loans by origination year							Revolving loans
	2020		2019	2018	2017	2016	Prior to 2016	Within the revolving period	Converted to term loans	Total	Total
Loans by risk ratings
Investment-grade	$21,211	(a)	$7,304	$2,934	$1,748	$1,032	$1,263	$36,424	$1	$71,917	$80,489
Noninvestment-grade	15,060		8,636	5,131	2,104	497	2,439	36,852	73	70,792	65,680
Total retained loans	$36,271		$15,940	$8,065	$3,852	$1,529	$3,702	$73,276	$74	$142,709	$146,169

	Other(b)
(in millions)	December 31, 2020									December 31, 2019
	Term loans by origination year						Revolving loans
	2020	2019	2018	2017	2016	Prior to 2016	Within the revolving period	Converted to term loans	Total	Total
Loans by risk ratings
Investment-grade	$31,389	$10,169	$6,994	$6,206	$3,553	$12,595	$145,524	$779	$217,209	$186,344
Noninvestment-grade	5,009	2,220	1,641	550	146	636	24,710	124	35,036	28,747
Total retained loans	$36,398	$12,389	$8,635	$6,756	$3,699	$13,231	$170,234	$903	$252,245	$215,091
(a)At December 31, 2020, included $8.0 billion of loans under the PPP, of which $7.4 billion is included in commercial and industrial. PPP loans are guaranteed by the SBA and considered investment-grade. Other than in certain limited circumstances, the Firm typically does not recognize charge-offs, classify as nonaccrual nor record an allowance for loan losses on these loans.
(b)Includes loans to financial institutions, states and political subdivisions, SPEs, nonprofits, personal investment companies and trusts, as well as loans to individuals and individual entities (predominantly Wealth Management clients within AWM). Refer to Note 14 for more information on SPEs.

246	JPMorgan Chase & Co./2020 Form 10-K

The following table presents additional information on retained loans secured by real estate within the Wholesale portfolio, which consists of loans secured wholly or substantially by a lien or liens on real property at origination. Multifamily lending includes financing for acquisition, leasing and construction of apartment buildings. Other commercial lending largely includes financing for acquisition, leasing and construction, largely for office, retail and industrial real estate. Included in secured by real estate loans is $6.4 billion and $6.3 billion as of December 31, 2020 and 2019, respectively, of construction and development loans made to finance land development and on-site construction of commercial, industrial, residential, or farm buildings.

December 31, (in millions, except ratios)	Multifamily		Other Commercial		Total retained loans secured by real estate
	2020	2019	2020	2019	2020	2019
Retained loans secured by real estate	$73,078	$73,840	$46,915	$46,578	$119,993	$120,418
Criticized	1,144	340	2,573	974	3,717	1,314
% of total criticized to total retained loans secured by real estate	1.57%	0.46%	5.48%	2.09%	3.10%	1.09%
Criticized nonaccrual	$56	$28	$427	$155	$483	$183
% of criticized nonaccrual loans to total retained loans secured by real estate	0.08%	0.04%	0.91%	0.33%	0.40%	0.15%
The following table provides additional information about retained wholesale loans, including geographic distribution, delinquency and net charge-offs.

	Secured by real estate		Commercial and industrial		Other		Total retained loans
December 31, (in millions)	2020	2019	2020	2019	2020	2019	2020	2019
Loans by geographic distribution(a)
Total U.S.	$116,990	$117,836	$109,273	$111,954	$180,583	$150,512	$406,846	$380,302
Total non-U.S.	3,003	2,582	33,436	34,215	71,662	64,579	108,101	101,376
Total retained loans	$119,993	$120,418	$142,709	$146,169	$252,245	$215,091	$514,947	$481,678
Loan delinquency(b)
Current and less than 30 days past due and still accruing	$118,894	$120,119	$140,100	$144,839	$249,713	$214,641	$508,707	$479,599
30–89 days past due and still accruing	601	115	658	449	1,606	415	2,865	979
90 or more days past due and still accruing(c)	15	1	20	37	22	5	57	43
Criticized nonaccrual	483	183	1,931	844	904	30	3,318	1,057
Total retained loans	$119,993	$120,418	$142,709	$146,169	$252,245	$215,091	$514,947	$481,678
Net charge-offs/(recoveries)	$10	$44	$737	$335	$52	$36	$799	$415
% of net charge-offs/(recoveries) to end-of-period retained loans	0.01%	0.04%	0.52%	0.23%	0.02%	0.02%	0.16%	0.09%
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
(c)Represents loans that are considered well-collateralized and therefore still accruing interest.
Nonaccrual loans
The following table provides information on retained wholesale nonaccrual loans.

December 31, (in millions)	Secured by real estate		Commercial and industrial		Other		Total retained loans
	2020	2019	2020	2019	2020	2019	2020	2019
Nonaccrual loans(a)
With an allowance	$351	$169	$1,667	$688	$800	$28	$2,818	$885
Without an allowance(b)	132	14	264	156	104	2	500	172
Total nonaccrual loans(c)	$483	$183	$1,931	$844	$904	$30	$3,318	$1,057
(a)Loans that were modified in response to the COVID-19 pandemic continue to be risk-rated in accordance with the Firm’s overall credit risk management framework. As of December 31, 2020, predominantly all of these loans were considered performing.
(b)When the discounted cash flows, collateral value or market price equals or exceeds the amortized cost of the loan, the loan does not require an allowance. This typically occurs when the loans have been partially charged off and/or there have been interest payments received and applied to the loan balance.
(c)Interest income on nonaccrual loans recognized on a cash basis were not material for the years ended December 31, 2020 and 2019.
Loan modifications
Certain loan modifications are considered to be TDRs as they provide various concessions to borrowers who are experiencing financial difficulty. Loans with short-term or other insignificant modifications that are not considered concessions are not TDRs nor are loans for which the Firm has elected to apply the option to suspend the application of accounting guidance for TDRs as provided by the CARES Act and extended by the Consolidated Appropriations Act. The carrying value of TDRs was $954 million and $501 million as of December 31, 2020 and 2019, respectively. The carrying value of new TDRs was $734 million, $407 million and $718 million for the years ended December 31, 2020, 2019 and 2018, respectively. The impact of these modifications, as well as new TDRs, were not material to the Firm for the years ended December 31, 2020, 2019 and 2018.

JPMorgan Chase & Co./2020 Form 10-K	247

Notes to consolidated financial statements
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
JPMorgan Chase’s allowance for credit losses comprises:
•the allowance for loan losses, which covers the Firm’s retained loan portfolios (scored and risk-rated) and is presented separately on the Consolidated balance sheets,
•the allowance for lending-related commitments, which is presented on the Consolidated balance sheets in accounts payable and other liabilities, and
•the allowance for credit losses on investment securities, which covers the Firm’s HTM and AFS securities and is recognized within Investment Securities on the Consolidated balance sheets.
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
Methodology for allowances for loan losses and lending-related commitments
The allowance for loan losses and allowance for lending-related commitments represents expected credit losses over the remaining expected life of retained loans and lending-related commitments that are not unconditionally cancellable. The Firm does not record an allowance for future draws on unconditionally cancellable lending-related commitments (e.g., credit cards). Expected losses related to accrued interest on credit card loans and certain performing, modified loans to borrowers impacted by COVID-19 are considered in the Firm’s allowance for loan losses. However, the Firm does not record an allowance on other accrued interest receivables, due to its policy to write these receivables off no later than 90 days past due by reversing interest income.
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

248	JPMorgan Chase & Co./2020 Form 10-K

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
The COVID-19 pandemic has stressed many MEVs to degrees not experienced in recent history, which has created additional challenges in the use of modeled credit loss estimates and increased the reliance on management judgment. In periods where certain MEVs are outside the range of historical experience on which the Firm’s models have been trained, the Firm makes adjustments to appropriately address these economic circumstances. The Firm also considers the impact of other events, such as government unemployment benefits or other stimulus programs, when determining whether adjustments are necessary.
The quantitative calculation is adjusted to take into consideration model imprecision, emerging risk assessments, trends and other subjective factors that are not yet reflected in the calculation. These adjustments are accomplished in part by analyzing the historical loss experience, including during stressed periods, for each major product or model. Management applies judgment in making this adjustment, including taking into account uncertainties associated with the economic and political conditions, quality of underwriting standards, borrower behavior, credit concentrations or deterioration within an industry, product or portfolio, as well as other relevant internal and external factors affecting the credit quality of the portfolio. In certain instances, the interrelationships between these factors create further uncertainties.
Throughout 2020, the Firm made adjustments to its quantitative calculation which placed significant weighting on its adverse scenarios, as a result of continued uncertainty related to the COVID-19 pandemic.
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
The asset-specific component of the allowance for loan losses for loans that have been or are expected to be modified in TDRs incorporates the effect of the modification on the loan’s expected cash flows (including forgone interest, principal forgiveness, as well as other concessions), and also the potential for redefault. For residential real estate loans modified in or expected to be modified in TDRs, the Firm develops product-specific probability of default estimates, which are applied at a loan level to compute expected losses. In developing these probabilities of default, the Firm considers the relationship between the credit quality characteristics of the underlying loans and certain assumptions about housing prices and unemployment, based upon industry-wide data. The Firm also considers its own historical loss experience to-date based on actual redefaulted modified loans. For credit card loans modified in or expected to be modified in TDRs, expected losses incorporate projected delinquencies and charge-offs based on the Firm’s historical experience by type of modification program. For wholesale loans modified or expected to be modified in TDRs, expected losses incorporate management’s expectation of the borrower’s ability to repay under the modified terms.
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

JPMorgan Chase & Co./2020 Form 10-K	249

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

(Table continued on next page)
	2020(e)
Year ended December 31, (in millions)	Consumer, excluding credit card	Credit card	Wholesale	Total
Allowance for loan losses
Beginning balance at January 1,	$2,538	$5,683	$4,902	$13,123
Cumulative effect of a change in accounting principle	297	5,517	(1,642)	4,172
Gross charge-offs	805	5,077	954	6,836
Gross recoveries collected	(631)	(791)	(155)	(1,577)
Net charge-offs	174	4,286	799	5,259
Write-offs of PCI loans(a)	NA	NA	NA	NA
Provision for loan losses	974	10,886	4,431	16,291
Other	1	—	—	1
Ending balance at December 31,	$3,636	$17,800	$6,892	$28,328

Allowance for lending-related commitments
Beginning balance at January 1,	$12	$—	$1,179	$1,191
Cumulative effect of a change in accounting principle	133	—	(35)	98
Provision for lending-related commitments	42	—	1,079	1,121
Other	—	—	(1)	(1)
Ending balance at December 31,	$187	$—	$2,222	$2,409

Total allowance for credit losses	$3,823	$17,800	$9,114	$30,737

Allowance for loan losses by impairment methodology
Asset-specific(b)	$(7)	$633	$682	$1,308
Portfolio-based	3,643	17,167	6,210	27,020
PCI	NA	NA	NA	NA
Total allowance for loan losses	$3,636	$17,800	$6,892	$28,328

Loans by impairment methodology
Asset-specific(b)	$16,648	$1,375	$3,606	$21,629
Portfolio-based	285,479	142,057	511,341	938,877
PCI	NA	NA	NA	NA
Total retained loans	$302,127	$143,432	$514,947	$960,506

Collateral-dependent loans
Net charge-offs	$133	$—	$76	$209
Loans measured at fair value of collateral less cost to sell	4,956	—	188	5,144

Allowance for lending-related commitments by impairment methodology
Asset-specific	$—	$—	$114	$114
Portfolio-based	187	—	2,108	2,295
Total allowance for lending-related commitments(c)	$187	$—	$2,222	$2,409

Lending-related commitments by impairment methodology
Asset-specific	$—	$—	$577	$577
Portfolio-based(d)	37,783	—	426,871	464,654
Total lending-related commitments	$37,783	$—	$427,448	$465,231

250	JPMorgan Chase & Co./2020 Form 10-K

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
(d)At December 31, 2020, 2019 and 2018, lending-related commitments excluded $19.5 billion, $9.8 billion and $8.7 billion, respectively, for the consumer, excluding credit card portfolio segment; $658.5 billion, $650.7 billion and $605.4 billion, respectively, for the credit card portfolio segment; and $22.4 billion, $24.1 billion and $24.8 billion, respectively, for the wholesale portfolio segment, which were not subject to the allowance for lending-related commitments.
(e)Excludes HTM securities, which had an allowance for credit losses of $78 million and a provision for credit losses of $68 million as of and for the year ended December 31, 2020.

(table continued from previous page)
2019				2018
Consumer, excluding credit card	Credit card	Wholesale	Total	Consumer, excluding credit card	Credit card	Wholesale	Total

$3,434	$5,184	$4,827	$13,445	$3,892	$4,884	$4,828	$13,604
NA	NA	NA	NA	NA	NA	NA	NA
902	5,436	472	6,810	977	5,011	361	6,349
(536)	(588)	(57)	(1,181)	(827)	(493)	(173)	(1,493)
366	4,848	415	5,629	150	4,518	188	4,856
151	—	—	151	187	—	—	187
(378)	5,348	479	5,449	(121)	4,818	188	4,885
(1)	(1)	11	9	—	—	(1)	(1)
$2,538	$5,683	$4,902	$13,123	$3,434	$5,184	$4,827	$13,445

$12	$—	$1,043	$1,055	$12	$—	$1,056	$1,068
NA	NA	NA	NA	NA	NA	NA	NA
—	—	136	136	—	—	(14)	(14)
—	—	—	—	—	—	1	1
$12	$—	$1,179	$1,191	$12	$—	$1,043	$1,055

$2,550	$5,683	$6,081	$14,314	$3,446	$5,184	$5,870	$14,500

$75	$477	$295	$847	$143	$440	$350	$933
1,476	5,206	4,607	11,289	1,503	4,744	4,477	10,724
987	—	—	987	1,788	—	—	1,788
$2,538	$5,683	$4,902	$13,123	$3,434	$5,184	$4,827	$13,445

$5,961	$1,452	$1,123	$8,536	$6,665	$1,319	$1,459	$9,443
268,675	167,472	480,555	916,702	305,077	155,297	475,561	935,935
20,363	—	—	20,363	24,034	—	3	24,037
$294,999	$168,924	$481,678	$945,601	$335,776	$156,616	$477,023	$969,415

$46	$—	$36	$82	$16	$—	$29	$45
2,053	—	87	2,140	2,076	—	206	2,282

$—	$—	$102	$102	$—	$—	$99	$99
12	—	1,077	1,089	12	—	944	956
$12	$—	$1,179	$1,191	$12	$—	$1,043	$1,055

$—	$—	$474	$474	$—	$—	$469	$469
30,417	—	392,967	423,384	26,502	—	374,996	401,498
$30,417	$—	$393,441	$423,858	$26,502	$—	$375,465	$401,967

JPMorgan Chase & Co./2020 Form 10-K	251

Notes to consolidated financial statements
Discussion of changes in the allowance during 2020
The increase in the allowance for loan losses and lending-related commitments was primarily driven by an increase in the provision for credit losses, reflecting the deterioration in and uncertainty around the future macroeconomic environment as a result of the impact of the COVID-19 pandemic.
As of December 31, 2020, the Firm’s central case reflected U.S. unemployment rates of approximately 7% through the second quarter of 2021 and remaining above 5% until the second half of 2022. This compared with relatively low levels of unemployment of approximately 4% throughout 2020 and 2021 in the Firm’s January 1, 2020 central case.
Further, while the Firm’s January 1, 2020 central case U.S. GDP forecast reflected a 1.7% expansion in 2020, actual U.S. GDP contracted approximately 2.5% in 2020. As of December 31, 2020, the Firm’s central case assumptions reflect a return to pre-pandemic GDP levels in the fourth quarter of 2021.
Due to elevated uncertainty in the near term outlook, driven by the potential for increased infection rates and related lock downs resulting from the pandemic, as well as the prospect that government and other consumer relief measures set to expire may not be extended, the Firm has placed significant weighting on its adverse scenarios. These scenarios incorporate more punitive macroeconomic factors than the central case assumptions, resulting in weighted average U.S. unemployment rates remaining elevated throughout 2021 and 2022, ending the fourth quarter of 2022 at approximately 6%, and in U.S. GDP ending 2022 approximately 0.9% higher than fourth quarter 2019 actual pre-pandemic levels.

The Firm’s central case assumptions reflected U.S. unemployment rates and U.S. real GDP as follows:

	Assumptions at January 1, 2020
	2Q20	4Q20(b)	2Q21
U.S. unemployment rate(a)	3.7%	3.8%	4.0%
Cumulative change in U.S. real GDP from 12/31/2019	0.9%	1.7%	2.4%

	Assumptions at December 31, 2020
	2Q21	4Q21	2Q22
U.S. unemployment rate(a)	6.8%	5.7%	5.1%
Cumulative change in U.S. real GDP from 12/31/2019	(1.9)%	0.6%	2.0%
(a)Reflects quarterly average of forecasted U.S. unemployment rate.
(b)4Q20 actual U.S. unemployment rate (quarterly average) was 6.8%. 4Q20 actual cumulative change in U.S. real GDP from 4Q19 was (2.5%).
Subsequent changes to this forecast and related estimates
will be reflected in the provision for credit losses in future periods.

252	JPMorgan Chase & Co./2020 Form 10-K

Note 14 – Variable interest entities
Refer to Note 1 on page 167 for a further description of JPMorgan Chase’s accounting policies regarding consolidation of VIEs.
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

Line of Business	Transaction Type	Activity	2020 Form 10-K page references
CCB	Credit card securitization trusts	Securitization of originated credit card receivables	253-254
	Mortgage securitization trusts	Servicing and securitization of both originated and purchased residential mortgages	254-256
CIB	Mortgage and other securitization trusts	Securitization of both originated and purchased residential and commercial mortgages, and other consumer loans	254-256
	Multi-seller conduits	Assist clients in accessing the financial markets in a cost-efficient manner and structures transactions to meet investor needs	256
	Municipal bond vehicles	Financing of municipal bond investments	256-257
The Firm’s other business segments are also involved with VIEs (both third-party and Firm-sponsored), but to a lesser extent, as follows:
•Asset & Wealth Management: AWM sponsors and manages certain funds that are deemed VIEs. As asset manager of the funds, AWM earns a fee based on assets managed; the fee varies with each fund’s investment objective and is competitively priced. For fund entities that qualify as VIEs, AWM’s interests are, in certain cases, considered to be significant variable interests that result in consolidation of the financial results of these entities.
•Commercial Banking: CB provides financing and lending-related services to a wide spectrum of clients, including certain third-party-sponsored entities that may meet the definition of a VIE. CB does not control the activities of these entities and does not consolidate these entities. CB’s maximum loss exposure, regardless of whether the entity is a VIE, is generally limited to loans and lending-related commitments which are reported and disclosed in the same manner as any other third-party transaction.
•Corporate: Corporate is involved with entities that may meet the definition of VIEs; however these entities are generally subject to specialized investment company accounting, which does not require the consolidation of investments, including VIEs. In addition, Treasury and CIO invest in securities generally issued by third parties which may meet the definition of VIEs (e.g., issuers of asset-backed securities). In general, the Firm does not have the power to direct the significant activities of these entities and therefore does not consolidate these entities. Refer to Note 10 for further information on the Firm’s investment securities portfolio.
In addition, CIB also invests in and provides financing and other services to VIEs sponsored by third parties. Refer to page 258 of this Note for more information on the VIEs sponsored by third parties.
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
The Firm consolidates the assets and liabilities of its sponsored credit card trusts as it is considered to be the primary beneficiary of these securitization trusts based on the Firm’s ability to direct the activities of these VIEs through its servicing responsibilities and other duties, including making decisions as to the receivables that are transferred into those trusts and as to any related modifications and workouts. Additionally, the nature and extent of the Firm’s other continuing involvement with the trusts, as indicated above, obligates the Firm to absorb losses and gives the Firm the right to receive certain benefits from these VIEs that could potentially be significant.
The underlying securitized credit card receivables and other assets of the securitization trusts are available only for payment of the beneficial interests issued by the securitization trusts; they are not available to pay the Firm’s other obligations or the claims of the Firm’s creditors.
The agreements with the credit card securitization trusts require the Firm to maintain a minimum undivided interest in the credit card trusts (generally 5%). As of December 31, 2020 and 2019, the Firm held undivided interests in Firm-sponsored credit card securitization trusts of $5.4 billion and $5.3 billion, respectively. The Firm maintained an average undivided interest in principal receivables owned by those trusts of approximately 39% and 50% for the years ended December 31, 2020 and

JPMorgan Chase & Co./2020 Form 10-K	253

Notes to consolidated financial statements
2019. The Firm did not retain any senior securities and retained $1.5 billion and $3.0 billion of subordinated securities in certain of its credit card securitization trusts as of December 31, 2020 and 2019, respectively. The Firm’s undivided interests in the credit card trusts and securities retained are eliminated in consolidation.
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

The following table presents the total unpaid principal amount of assets held in Firm-sponsored private-label securitization entities, including those in which the Firm has continuing involvement, and those that are consolidated by the Firm. Continuing involvement includes servicing the loans, holding senior interests or subordinated interests (including amounts required to be held pursuant to credit risk retention rules), recourse or guarantee arrangements, and derivative contracts. In certain instances, the Firm’s only continuing involvement is servicing the loans. The Firm’s maximum loss exposure from retained and purchased interests is the carrying value of these interests. Refer to Securitization activity on page 259 of this Note for further information regarding the Firm’s cash flows associated with and interests retained in nonconsolidated VIEs, and pages 259-260 of this Note for information on the Firm’s loan sales and securitization activity related to U.S. GSEs and government agencies.

	Principal amount outstanding			JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
December 31, 2020 (in millions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	Investment securities	Other financial assets	Total interests held by JPMorgan Chase
Securitization-related(a)
Residential mortgage:
Prime/Alt-A and option ARMs	$49,644	$1,693	$41,265	$574	$724	$—	$1,298
Subprime	12,896	46	12,154	9	—	—	9
Commercial and other(b)	119,732	—	92,351	955	1,549	262	2,766
Total	$182,272	$1,739	$145,770	$1,538	$2,273	$262	$4,073

	Principal amount outstanding			JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
December 31, 2019 (in millions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	Investment securities	Other financial assets	Total interests held by JPMorgan Chase
Securitization-related(a)
Residential mortgage:
Prime/Alt-A and option ARMs	$60,348	$2,796	$48,734	$535	$625	$—	$1,160
Subprime	14,661	—	13,490	7	—	—	7
Commercial and other(b)	111,903	—	80,878	785	773	241	1,799
Total	$186,912	$2,796	$143,102	$1,327	$1,398	$241	$2,966
(a)Excludes U.S. GSEs and government agency securitizations and re-securitizations, which are not Firm-sponsored. Refer to pages 259-260 of this Note for information on the Firm’s loan sales and securitization activity related to U.S. GSEs and government agencies.
(b)Consists of securities backed by commercial real estate loans and non-mortgage-related consumer receivables purchased from third parties.
(c)Excludes the following: retained servicing (refer to Note 15 for a discussion of MSRs); securities retained from loan sales and securitization activity related to U.S. GSEs and government agencies; interest rate and foreign exchange derivatives primarily used to manage interest rate and foreign exchange risks of securitization entities (refer to Note 5 for further information on derivatives); senior and subordinated securities of $105 million and $40 million, respectively, at December 31, 2020, and $106 million and $94 million, respectively, at December 31, 2019, which the Firm purchased in connection with CIB’s secondary market-making activities.
(d)Includes interests held in re-securitization transactions.
(e)As of December 31, 2020 and 2019, 73% and 63%, respectively, of the Firm’s retained securitization interests, which are predominantly carried at fair value and include amounts required to be held pursuant to credit risk retention rules, were risk-rated “A” or better, on an S&P-equivalent basis. The retained interests in prime residential mortgages consisted of $1.3 billion and $1.1 billion of investment-grade retained interests, and $41 million and $72 million of noninvestment-grade retained interests at December 31, 2020 and 2019, respectively. The retained interests in commercial and other securitization trusts consisted of $2.0 billion and $1.2 billion of investment-grade retained interests, and $753 million and $575 million of noninvestment-grade retained interests at December 31, 2020 and 2019, respectively.

254	JPMorgan Chase & Co./2020 Form 10-K

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
In addition, CIB engages in underwriting and trading activities involving securities issued by Firm-sponsored securitization trusts. As a result, CIB at times retains senior and/or subordinated interests (including residual interests and amounts required to be held pursuant to credit risk retention rules) in residential mortgage securitizations at the time of securitization, and/or reacquires positions in the secondary market in the normal course of business. In certain instances, as a result of the positions retained or reacquired by CIB or held by Treasury and CIO or CCB, when considered together with the servicing arrangements entered into by CCB, the Firm is deemed to be the primary beneficiary of certain securitization trusts. Refer to the table on page 257 of this Note for more information on consolidated residential mortgage securitizations.
The Firm does not consolidate residential mortgage securitizations (Firm-sponsored or third-party-sponsored) when it is not the servicer (and therefore does not have the power to direct the most significant activities of the trust) or does not hold a beneficial interest in the trust that could potentially be significant to the trust. Refer to the table on page 257 of this Note for more information on the consolidated residential mortgage securitizations, and the table on the previous page of this Note for further information on interests held in nonconsolidated residential mortgage securitizations.
Commercial mortgages and other consumer securitizations
CIB originates and securitizes commercial mortgage loans, and engages in underwriting and trading activities involving the securities issued by securitization trusts. CIB may retain unsold senior and/or subordinated interests (including amounts required to be held pursuant to credit risk retention rules) in commercial mortgage securitizations at the time of securitization but, generally, the Firm does not service commercial loan securitizations. Treasury and CIO may choose to invest in these securitizations as well. For commercial mortgage securitizations the power to direct the significant activities of the VIE generally is held by the servicer or investors in a specified class of securities (“controlling class”). The Firm generally does not retain an interest in the controlling class in its sponsored commercial mortgage securitization transactions. Refer to the table on page 257 of this Note for more information on the consolidated commercial mortgage securitizations, and the table on the previous page of this Note for further information on interests held in nonconsolidated securitizations.
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
The following table presents the principal amount of securities transferred to re-securitization VIEs.

Year ended December 31, (in millions)	2020	2019	2018
Transfers of securities to VIEs
U.S. GSEs and government agencies	$46,123	$25,852	$15,532
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
The Firm did not transfer any private label securities to re-securitization VIEs during 2020, 2019 and 2018, respectively, and retained interests in any such Firm-sponsored VIEs as of December 31, 2020 and 2019 were immaterial.
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

JPMorgan Chase & Co./2020 Form 10-K	255

Notes to consolidated financial statements
The following table presents information on the Firm's interests in nonconsolidated re-securitization VIEs.

	Nonconsolidated re-securitization VIEs
December 31, (in millions)	2020	2019
U.S. GSEs and government agencies
Interest in VIEs	$2,631	$2,928
As of December 31, 2020 and 2019, the Firm did not consolidate any U.S. GSE and government agency re-securitization VIEs or any Firm-sponsored private-label re-securitization VIEs.
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
The Firm consolidates its Firm-administered multi-seller conduits, as the Firm has both the power to direct the significant activities of the conduits and a potentially significant economic interest in the conduits. As administrative agent and in its role in structuring transactions, the Firm makes decisions regarding asset types and credit quality, and manages the commercial paper funding needs of the conduits. The Firm’s interests that could potentially be significant to the VIEs include the fees received as administrative agent and liquidity and program-wide credit enhancement provider, as well as the potential exposure created by the liquidity and credit enhancement facilities provided to the conduits. Refer to page 257 of this Note for further information on consolidated VIE assets and liabilities.
In the normal course of business, JPMorgan Chase makes markets in and invests in commercial paper issued by the Firm-administered multi-seller conduits. The Firm held $13.5 billion and $16.3 billion of the commercial paper issued by the Firm-administered multi-seller conduits at December 31, 2020 and 2019, respectively, which have been eliminated in consolidation. The Firm’s investments reflect the Firm’s funding needs and capacity and were not driven by market illiquidity. Other than the amounts required to be held pursuant to credit risk retention rules, the Firm is not obligated under any agreement to purchase the commercial paper issued by the Firm-administered multi-seller conduits.
Deal-specific liquidity facilities, program-wide liquidity and credit enhancement provided by the Firm have been eliminated in consolidation. The Firm or the Firm-administered multi-seller conduits provide lending-related commitments to certain clients of the Firm-administered multi-seller conduits. The unfunded commitments were $12.2 billion and $8.9 billion at December 31, 2020 and 2019, respectively, and are reported as off-balance sheet lending-related commitments in other unfunded commitments to extend credit. Refer to Note 28 for more information on off-balance sheet lending-related commitments.
Municipal bond vehicles
Municipal bond vehicles or tender option bond (“TOB”) trusts allow institutions to finance their municipal bond investments at short-term rates. In a typical TOB transaction, the trust purchases highly rated municipal bond(s) of a single issuer and funds the purchase by issuing two types of securities: (1) puttable floating-rate certificates (“floaters”) and (2) inverse floating-rate residual interests (“residuals”). The floaters are typically purchased by money market funds or other short-term investors and may be tendered, with requisite notice, to the TOB trust. The residuals are retained by the investor seeking to finance its municipal bond investment. TOB transactions where the residual is held by a third-party investor are typically known as customer TOB trusts, and non-customer TOB trusts are transactions where the Residual is retained by the Firm. Customer TOB trusts are sponsored by a third party; refer to page 258 of this Note for further information. The Firm serves as sponsor for all non-customer TOB transactions. The Firm may provide various services to a TOB trust, including remarketing agent, liquidity or tender option provider, and/or sponsor.
J.P. Morgan Securities LLC may serve as a remarketing agent on the floaters for TOB trusts. The remarketing agent is responsible for establishing the periodic variable rate on the floaters, conducting the initial placement and remarketing tendered floaters. The remarketing agent may, but is not obligated to, make markets in floaters. Floaters held by the Firm were not material during 2020 and 2019.
JPMorgan Chase Bank, N.A. or J.P. Morgan Securities LLC often serves as the sole liquidity or tender option provider for the TOB trusts. The liquidity provider’s obligation to

256	JPMorgan Chase & Co./2020 Form 10-K

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
Consolidated VIE assets and liabilities
The following table presents information on assets and liabilities related to VIEs consolidated by the Firm as of December 31, 2020 and 2019.

	Assets				Liabilities
December 31, 2020 (in millions)	Trading assets	Loans	Other(b)	Total assets(c)	Beneficial interests in VIE assets(d)	Other(e)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$11,962	$148	$12,110	$4,943	$3	$4,946
Firm-administered multi-seller conduits	2	23,787	188	23,977	10,523	33	10,556
Municipal bond vehicles	1,930	—	2	1,932	1,902	—	1,902
Mortgage securitization entities(a)	—	1,694	94	1,788	210	108	318
Other	2	176	249	427	—	89	89
Total	$1,934	$37,619	$681	$40,234	$17,578	$233	$17,811

	Assets				Liabilities
December 31, 2019 (in millions)	Trading assets	Loans	Other(b)	Total assets(c)	Beneficial interests in VIE assets(d)	Other(e)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$14,986	$266	$15,252	$6,461	$6	$6,467
Firm-administered multi-seller conduits	1	25,183	355	25,539	9,223	36	9,259
Municipal bond vehicles	1,903	—	4	1,907	1,881	3	1,884
Mortgage securitization entities(a)	66	2,762	64	2,892	276	130	406
Other	663	—	192	855	—	272	272
Total	$2,633	$42,931	$881	$46,445	$17,841	$447	$18,288
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
(d)The interest-bearing beneficial interest liabilities issued by consolidated VIEs are classified in the line item on the Consolidated balance sheets titled, “Beneficial interests issued by consolidated variable interest entities.” The holders of these beneficial interests generally do not have recourse to the general credit of JPMorgan Chase. Included in beneficial interests in VIE assets are long-term beneficial interests of $5.2 billion and $6.7 billion at December 31, 2020 and 2019, respectively. Refer to Note 20 for additional information on interest-bearing long-term beneficial interests.
(e)Includes liabilities classified as accounts payable and other liabilities on the Consolidated balance sheets.

JPMorgan Chase & Co./2020 Form 10-K	257

Notes to consolidated financial statements
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
Tax credit vehicles
The Firm holds investments in unconsolidated tax credit vehicles, which are limited partnerships and similar entities that own and operate affordable housing, energy, and other projects. These entities are primarily considered VIEs. A third party is typically the general partner or managing member and has control over the significant activities of the tax credit vehicles, and accordingly the Firm does not consolidate tax credit vehicles. The Firm generally invests in these partnerships as a limited partner and earns a return primarily through the receipt of tax credits allocated to the projects. The maximum loss exposure, represented by equity investments and funding commitments, was $24.9 billion and $19.1 billion, of which $8.7 billion and $5.5 billion was unfunded at December 31, 2020 and 2019, respectively. In order to reduce the risk of loss, the Firm assesses each project and withholds varying amounts of its capital investment until the project qualifies for tax credits. Refer to Note 25 for further information on affordable housing tax credits. Refer to Note 28 for more information on off-balance sheet lending-related commitments.
Customer municipal bond vehicles (TOB trusts)
The Firm may provide various services to customer TOB trusts, including remarketing agent, liquidity or tender option provider. In certain customer TOB transactions, the Firm, as liquidity provider, has entered into a reimbursement agreement with the Residual holder. In those transactions, upon the termination of the vehicle, the Firm has recourse to the third-party Residual holders for any shortfall. The Firm does not have any intent to protect Residual holders from potential losses on any of the underlying municipal bonds. The Firm does not consolidate customer TOB trusts, since the Firm does not have the power to make decisions that significantly impact the economic performance of the municipal bond vehicle. The Firm’s maximum exposure as a liquidity provider to customer TOB trusts at December 31, 2020 and 2019, was $6.7 billion and $5.5 billion, respectively. The fair value of assets held by such VIEs at December 31, 2020 and 2019 was $10.5 billion and $8.6 billion, respectively. Refer to Note 28 for more information on off-balance sheet lending-related commitments.
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

258	JPMorgan Chase & Co./2020 Form 10-K

Securitization activity
The following table provides information related to the Firm’s securitization activities for the years ended December 31, 2020, 2019 and 2018, related to assets held in Firm-sponsored securitization entities that were not consolidated by the Firm, and where sale accounting was achieved at the time of the securitization.

	2020		2019		2018
Year ended December 31, (in millions)	Residential mortgage(d)	Commercial and other(e)	Residential mortgage(d)	Commercial and other(e)	Residential mortgage(d)	Commercial and other(e)
Principal securitized	$7,103	$6,624	$9,957	$9,390	$6,431	$10,159
All cash flows during the period:(a)
Proceeds received from loan sales as financial instruments(b)(c)	$7,321	$6,865	$10,238	$9,544	$6,449	$10,218
Servicing fees collected	211	1	287	2	319	2
Cash flows received on interests	801	239	507	237	411	301
(a)Excludes re-securitization transactions.
(b)Predominantly includes Level 2 assets.
(c)The carrying value of the loans accounted for at fair value approximated the proceeds received upon loan sale.
(d)Represents prime mortgages. Excludes loan securitization activity related to U.S. GSEs and government agencies.
(e)Includes commercial mortgage and other consumer loans.
Key assumptions used to value retained interests originated during the year are shown in the table below.

Year ended December 31,	2020	2019	2018
Residential mortgage retained interest:
Weighted-average life (in years)	4.7	4.8	7.6
Weighted-average discount rate	8.2%	7.4%	3.6%
Commercial mortgage retained interest:
Weighted-average life (in years)	6.9	6.4	5.3
Weighted-average discount rate	3.0%	4.1%	4.0%
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

JPMorgan Chase & Co./2020 Form 10-K	259

Notes to consolidated financial statements
The following table summarizes the activities related to loans sold to the U.S. GSEs, and loans in securitization transactions pursuant to Ginnie Mae guidelines.

Year ended December 31, (in millions)	2020	2019	2018
Carrying value of loans sold	$81,153	$92,349	$44,609
Proceeds received from loan sales as cash	$45	$73	$9
Proceeds from loan sales as securities(a)(b)	80,186	91,422	43,671
Total proceeds received from loan sales(c)	$80,231	$91,495	$43,680
Gains/(losses) on loan sales(d)(e)	$6	$499	$(93)
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
The following table presents loans the Firm repurchased or had an option to repurchase, real estate owned, and foreclosed government-guaranteed residential mortgage loans recognized on the Firm’s Consolidated balance sheets as of December 31, 2020 and 2019. Substantially all of these loans and real estate are insured or guaranteed by U.S. government agencies.

December 31, (in millions)	2020	2019
Loans repurchased or option to repurchase(a)	$1,413	$2,941
Real estate owned	9	41
Foreclosed government-guaranteed residential mortgage loans(b)	64	198
(a)Predominantly all of these amounts relate to loans that have been repurchased from Ginnie Mae loan pools.
(b)Relates to voluntary repurchases of loans, which are included in accrued interest and accounts receivable.

Loan delinquencies and liquidation losses
The table below includes information about components of and delinquencies related to nonconsolidated securitized financial assets held in Firm-sponsored private-label securitization entities, in which the Firm has continuing involvement as of December 31, 2020 and 2019.

	Securitized assets		90 days past due		Net liquidation losses
As of or for the year ended December 31, (in millions)	2020	2019	2020	2019	2020	2019
Securitized loans
Residential mortgage:
Prime/ Alt-A & option ARMs	$41,265	$48,734	$4,988	$2,449	$212	$579
Subprime	12,154	13,490	2,406	1,813	179	532
Commercial and other	92,351	80,878	5,958	187	30	445
Total loans securitized	$145,770	$143,102	$13,352	$4,449	$421	$1,556

260	JPMorgan Chase & Co./2020 Form 10-K

Note 15 – Goodwill and Mortgage servicing rights
Goodwill
Goodwill is recorded upon completion of a business combination as the difference between the purchase price and the fair value of the net assets acquired, and can be adjusted up to one year from the acquisition date as more information is obtained about the fair value of assets acquired and liabilities assumed. Subsequent to initial recognition, goodwill is not amortized but is tested for impairment during the fourth quarter of each fiscal year, or more often if events or circumstances, such as adverse changes in the business climate, indicate that there may be an impairment.
The goodwill associated with each business combination is allocated to the related reporting units, which are determined based on how the Firm’s businesses are managed and how they are reviewed. The following table presents goodwill attributed to the business segments.

December 31, (in millions)	2020	2019	2018
Consumer & Community Banking(a)	$31,311	$30,133	$30,084
Corporate & Investment Bank(a)	7,913	7,901	7,721
Commercial Banking	2,985	2,982	2,860
Asset & Wealth Management(a)	7,039	6,807	6,806
Total goodwill	$49,248	$47,823	$47,471
(a)In 2020, goodwill of $959 million was transferred from CCB to CIB and $51 million from AWM to CCB related to business realignments. Prior-period amounts have been revised to conform with the current presentation. Refer to Note 32 for additional information on these realignments.
The following table presents changes in the carrying amount of goodwill.

Year ended December 31, (in millions)	2020	2019	2018
Balance at beginning of period	$47,823	$47,471	$47,507
Changes during the period from:
Business combinations(a)	1,412	349	—
Other(b)	13	3	(36)
Balance at December 31,	$49,248	$47,823	$47,471
(a)For 2020, represents estimated goodwill associated with the acquisitions of cxLoyalty in CCB and 55ip in AWM. For 2019, represents goodwill associated with the acquisition of InstaMed. This goodwill was allocated to CIB, CB and CCB.
(b)Primarily relates to foreign currency adjustments.

Goodwill impairment testing
The Firm’s goodwill was not impaired at December 31, 2020, 2019 and 2018.
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
The goodwill impairment test is performed by comparing the current fair value of each reporting unit with its carrying value. If the fair value is in excess of the carrying value, then the reporting unit’s goodwill is considered not to be impaired. If the fair value is less than the carrying value, then an impairment charge is recognized for the amount by which the reporting unit’s carrying value exceeds its fair value, up to the amount of goodwill allocated to that reporting unit.
The Firm uses the reporting units’ allocated capital plus goodwill and other intangible assets as a proxy for the carrying values of equity for the reporting units in the goodwill impairment testing. Reporting unit equity is determined on a similar basis as the allocation of capital to the LOBs which takes into consideration a variety of factors including capital levels of similarly rated peers and applicable regulatory capital requirements. Proposed LOB capital levels are incorporated into the Firm’s annual budget process, which is reviewed by the Firm’s Board of Directors. Allocated capital is further reviewed periodically and updated as needed.
The primary method the Firm uses to estimate the fair value of its reporting units is the income approach. This approach projects cash flows for the forecast period and uses the perpetuity growth method to calculate terminal values. These cash flows and terminal values are then discounted using an appropriate discount rate. Projections of cash flows are based on the reporting units’ earnings forecasts which are reviewed with senior management of the Firm. The discount rate used for each reporting unit represents an estimate of the cost of equity for that reporting unit and is determined considering the Firm’s overall estimated cost of equity (estimated using the Capital Asset Pricing Model), as adjusted for the risk characteristics specific to each reporting unit (for example, for higher levels of risk or uncertainty associated with the business or management’s forecasts and assumptions). To assess the reasonableness of the discount rates used for each reporting unit, management compares the discount rate to the estimated cost of equity for publicly traded institutions with similar businesses and risk characteristics. In addition, the weighted average cost of equity (aggregating the various reporting units) is compared with the Firm’s overall estimated cost of equity to ensure reasonableness. The valuations derived from the discounted cash flow analysis are then compared with market-based trading and transaction multiples for relevant competitors. Trading and transaction comparables are used as general indicators to assess the overall reasonableness of the estimated fair values, although precise conclusions generally cannot be drawn due to the differences that naturally exist between the Firm’s businesses and competitor institutions.
Management also takes into consideration a comparison between the aggregate fair values of the Firm’s reporting units and JPMorgan Chase’s market capitalization. In evaluating this comparison, management considers several factors, including (i) a control premium that would exist in a market transaction, (ii) factors related to the level of

JPMorgan Chase & Co./2020 Form 10-K	261

Notes to consolidated financial statements
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

262	JPMorgan Chase & Co./2020 Form 10-K

The fair value of MSRs is sensitive to changes in interest rates, including their effect on prepayment speeds. MSRs typically decrease in value when interest rates decline because declining interest rates tend to increase prepayments and therefore reduce the expected life of the net servicing cash flows that comprise the MSR asset. Conversely, securities (e.g., mortgage-backed securities), and certain derivatives (e.g., those for which the Firm receives fixed-rate interest payments) increase in value when interest rates decline. JPMorgan Chase uses combinations of derivatives and securities to manage the risk of changes in the fair value of MSRs. The intent is to offset any interest-rate related changes in the fair value of MSRs with changes in the fair value of the related risk management instruments.

The following table summarizes MSR activity for the years ended December 31, 2020, 2019 and 2018.

As of or for the year ended December 31, (in millions, except where otherwise noted)	2020	2019		2018
Fair value at beginning of period	$4,699	$6,130		$6,030
MSR activity:
Originations of MSRs	944	1,384		931
Purchase of MSRs	248	105		315
Disposition of MSRs(a)	(176)	(789)		(636)
Net additions/(Dispositions)	1,016	700		610

Changes due to collection/realization of expected cash flows	(899)	(951)		(740)

Changes in valuation due to inputs and assumptions:
Changes due to market interest rates and other(b)	(1,568)	(893)		300
Changes in valuation due to other inputs and assumptions:
Projected cash flows (e.g., cost to service)	(54)	(333)	(e)	15
Discount rates	199	153		24
Prepayment model changes and other(c)	(117)	(107)		(109)
Total changes in valuation due to other inputs and assumptions	28	(287)		(70)
Total changes in valuation due to inputs and assumptions	(1,540)	(1,180)		230
Fair value at December 31,	$3,276	$4,699		$6,130
Change in unrealized gains/(losses) included in income related to MSRs held at December 31,	$(1,540)	$(1,180)		$230
Contractual service fees, late fees and other ancillary fees included in income	1,325	1,639		1,778
Third-party mortgage loans serviced at December 31, (in billions)	448.0	522.0		521.0
Servicer advances, net of an allowance for uncollectible amounts, at December 31, (in billions)(d)	1.8	2.0		3.0
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
(e)The decrease in projected cash flows was largely related to default servicing assumption updates.

JPMorgan Chase & Co./2020 Form 10-K	263

Notes to consolidated financial statements
The following table presents the components of mortgage fees and related income (including the impact of MSR risk management activities) for the years ended December 31, 2020, 2019 and 2018.

Year ended December 31, (in millions)	2020	2019	2018
CCB mortgage fees and related income
Net production revenue	$2,629	$1,618	$268

Net mortgage servicing revenue:
Operating revenue:
Loan servicing revenue	1,367	1,533	1,835
Changes in MSR asset fair value due to collection/realization of expected cash flows	(899)	(951)	(740)
Total operating revenue	468	582	1,095
Risk management:
Changes in MSR asset fair value due to market interest rates and other(a)	(1,568)	(893)	300
Other changes in MSR asset fair value due to other inputs and assumptions in model(b)	28	(287)	(70)
Change in derivative fair value and other	1,522	1,015	(341)
Total risk management	(18)	(165)	(111)
Total net mortgage servicing revenue	450	417	984

Total CCB mortgage fees and related income	3,079	2,035	1,252

All other	12	1	2
Mortgage fees and related income	$3,091	$2,036	$1,254
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
The table below outlines the key economic assumptions used to determine the fair value of the Firm’s MSRs at December 31, 2020 and 2019, and outlines the sensitivities of those fair values to immediate adverse changes in those assumptions, as defined below.

December 31, (in millions, except rates)	2020	2019
Weighted-average prepayment speed assumption (constant prepayment rate)	14.90%	11.67%
Impact on fair value of 10% adverse change	$(206)	$(200)
Impact on fair value of 20% adverse change	(392)	(384)
Weighted-average option adjusted spread(a)	7.19%	7.93%
Impact on fair value of 100 basis points adverse change	$(134)	$(169)
Impact on fair value of 200 basis points adverse change	(258)	(326)
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

264	JPMorgan Chase & Co./2020 Form 10-K

Note 16 – Premises and equipment
Premises and equipment, including leasehold improvements, are carried at cost less accumulated depreciation and amortization. JPMorgan Chase computes depreciation using the straight-line method over the estimated useful life of an asset. For leasehold improvements, the Firm uses the straight-line method computed over the lesser of the remainder of the lease term, or estimated useful life of the improvements.
JPMorgan Chase capitalizes certain costs associated with the acquisition or development of internal-use software. Once the software is ready for its intended use, these costs are amortized on a straight-line basis over the software’s expected useful life and reviewed for impairment on an ongoing basis.

Note 17 – Deposits
At December 31, 2020 and 2019, noninterest-bearing and interest-bearing deposits were as follows.

December 31, (in millions)	2020	2019
U.S. offices
Noninterest-bearing (included $9,873 and $22,637 at fair value)(a)	$572,711	$395,667
Interest-bearing (included $2,567 and $2,534 at fair value)(a)	1,197,032	876,156
Total deposits in U.S. offices	1,769,743	1,271,823
Non-U.S. offices
Noninterest-bearing (included $1,486 and $1,980 at fair value)(a)	23,435	20,087
Interest-bearing (included $558 and $1,438 at fair value)(a)	351,079	270,521
Total deposits in non-U.S. offices	374,514	290,608
Total deposits	$2,144,257	$1,562,431
(a)Includes structured notes classified as deposits for which the fair value option has been elected. Refer to Note 3 for further discussion.
At December 31, 2020 and 2019, time deposits in denominations of $250,000 or more were as follows.

December 31, (in millions)	2020	2019
U.S. offices	$33,812	$44,127
Non-U.S. offices	50,523	50,840
Total	$84,335	$94,967
At December 31, 2020, the maturities of interest-bearing time deposits were as follows.

December 31, 2020 (in millions)
	U.S.	Non-U.S.	Total
2021	$44,785	$48,142	$92,927
2022	1,451	175	1,626
2023	259	7	266
2024	210	36	246
2025	197	633	830
After 5 years	451	298	749
Total	$47,353	$49,291	$96,644

JPMorgan Chase & Co./2020 Form 10-K	265

Notes to consolidated financial statements
Note 18 - Leases
Firm as lessee
At December 31, 2020, JPMorgan Chase and its subsidiaries were obligated under a number of noncancelable leases, predominantly operating leases for premises and equipment used primarily for business purposes. These leases generally have terms of 20 years or less, determined based on the contractual maturity of the lease, and include periods covered by options to extend or terminate the lease when the Firm is reasonably certain that it will exercise those options. All leases with lease terms greater than twelve months are reported as a lease liability with a corresponding right-of-use (“ROU”) asset. None of these lease agreements impose restrictions on the Firm’s ability to pay dividends, engage in debt or equity financing transactions or enter into further lease agreements. Certain of these leases contain escalation clauses that will increase rental payments based on maintenance, utility and tax increases, which are non-lease components. The Firm elected not to separate lease and non-lease components of a contract for its real estate leases. As such, real estate lease payments represent payments on both lease and non-lease components.
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
The following tables provide information related to the Firm’s operating leases:

December 31, (in millions, except where otherwise noted)
	2020	2019
Right-of-use assets	$8,006	$8,190
Lease liabilities	8,508	8,505

Weighted average remaining lease term (in years)	8.7	8.8
Weighted average discount rate	3.48%	3.68%

Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows	$1,626	$1,572
Supplemental non-cash information
Right-of-use assets obtained in exchange for operating lease obligations	$1,350	$1,413

Year ended December 31, (in millions)	2020	2019
Rental expense
Gross rental expense	$2,094	$2,057
Sublease rental income	(166)	(184)
Net rental expense	$1,928	$1,873
The following table presents future payments under operating leases as of December 31, 2020:

Year ended December 31, (in millions)
2021	$1,606
2022	1,435
2023	1,270
2024	1,123
2025	947
After 2025	3,602
Total future minimum lease payments	9,983
Less: Imputed interest	(1,475)
Total	$8,508
In addition to the table above, as of December 31, 2020, the Firm had additional future operating lease commitments of $1.2 billion that were signed but had not yet commenced. These operating leases will commence between 2021 and 2023 with lease terms up to 25 years.

266	JPMorgan Chase & Co./2020 Form 10-K

Notes to consolidated financial statements
Firm as lessor
The Firm provides auto and equipment lease financing to its customers through lease arrangements with lease terms that may contain renewal, termination and/or purchase options. Generally, the Firm’s lease financings are operating leases. These assets subject to operating leases are recognized in other assets on the Firm’s Consolidated balance sheets and are depreciated on a straight-line basis over the lease term to reduce the asset to its estimated residual value. Depreciation expense is included in technology, communications and equipment expense in the Consolidated statements of income. The Firm’s lease income is generally recognized on a straight-line basis over the lease term and is included in other income in the Consolidated statements of income.
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
The following table presents the carrying value of assets subject to leases reported on the Consolidated balance sheets:

December 31, (in millions)	2020	2019
Carrying value of assets subject to operating leases, net of accumulated depreciation	$21,155	$23,587
Accumulated depreciation	6,388	6,121
The following table presents the Firm’s operating lease income and the related depreciation expense on the Consolidated statements of income:

Year ended December 31, (in millions)	2020	2019	2018
Operating lease income	$5,539	$5,455	$4,540
Depreciation expense	4,257	4,157	3,522
The following table presents future receipts under operating leases as of December 31, 2020:

Year ended December 31, (in millions)
2021	$3,686
2022	2,084
2023	613
2024	52
2025	24
After 2025	34
Total future minimum lease receipts	$6,493

JPMorgan Chase & Co./2020 Form 10-K	267

Notes to consolidated financial statements
Note 19 – Accounts payable and other liabilities
Accounts payable and other liabilities consist of brokerage payables, which include payables to customers and payables related to security purchases that did not settle, as well as other accrued expenses, such as income tax payables, operating lease liabilities, credit card rewards liability, and litigation reserves.
The following table details the components of accounts payable and other liabilities.

December 31, (in millions)	2020	2019
Brokerage payables	$140,291	$118,375
Other payables and liabilities(a)	92,308	92,032
Total accounts payable and other liabilities	$232,599	$210,407
(a)    Includes credit card rewards liability of $7.7 billion and $6.4 billion at December 31, 2020 and 2019, respectively.

268	JPMorgan Chase & Co./2020 Form 10-K

Note 20 – Long-term debt
JPMorgan Chase issues long-term debt denominated in various currencies, predominantly U.S. dollars, with both fixed and variable interest rates. Included in senior and subordinated debt below are various equity-linked or other indexed instruments, which the Firm has elected to measure at fair value. Changes in fair value are recorded in principal transactions revenue in the Consolidated statements of income, except for unrealized gains/(losses) due to DVA which are recorded in OCI. The following table is a summary of long-term debt carrying values (including unamortized premiums and discounts, issuance costs, valuation adjustments and fair value adjustments, where applicable) by remaining contractual maturity as of December 31, 2020.

By remaining maturity at December 31, (in millions, except rates)		2020					2019
		Under 1 year	1-5 years	After 5 years	Total		Total
Parent company
Senior debt:	Fixed rate	$9,225	$49,987	$114,296	$173,508		$161,198
	Variable rate	1,580	8,644	8,353	18,577		18,615
	Interest rates(a)	1.33-4.63%	0.50-4.50%	0.17-6.40%	0.17-6.40%		0.15-6.40%
Subordinated debt:	Fixed rate	$—	$5,678	$13,577	$19,255		$15,155
	Variable rate	—	—	9	9		9
	Interest rates(a)	—%	3.38-7.75%	2.96-8.00%	2.96-8.00%		3.38-8.00%
	Subtotal	$10,805	$64,309	$136,235	$211,349		$194,977
Subsidiaries
Federal Home Loan Banks advances:	Fixed rate	$7	$45	$71	$123		$135
	Variable rate	3,000	11,000	—	14,000		28,500
	Interest rates(a)	0.57-0.60%	0.19-0.24%	4.66-7.73%	0.19-7.73%		1.67-8.31%	(h)
Senior debt:	Fixed rate	$1,067	$3,157	$11,534	$15,758		$19,597
	Variable rate	12,055	18,448	7,608	38,111		45,861
	Interest rates(a)	—%	7.28%	1.00-1.30%	1.00-7.28%		1.00-9.43%
Subordinated debt:	Fixed rate	$—	$309	$—	$309		$305
	Variable rate	—	—	—	—		—
	Interest rates(a)	—%	8.25%	—%	8.25%		8.25%
	Subtotal	$16,129	$32,959	$19,213	$68,301		$94,398
Junior subordinated debt:	Fixed rate	$—	$—	$738	$738		$693
	Variable rate	—	—	1,297	1,297		1,430
	Interest rates(a)	—%	—%	0.71-8.75%	0.71-8.75%		2.41-8.75%
	Subtotal	$—	$—	$2,035	$2,035		$2,123
Total long-term debt(b)(c)(d)		$26,934	$97,268	$157,483	$281,685	(f)(g)	$291,498
Long-term beneficial interests:
	Fixed rate	$625	$1,744	$—	$2,369		$2,990
	Variable rate	1,924	650	210	2,784		3,748
	Interest rates	0.36-2.77%	0.00-2.39%	0.00-3.75%	0.00-3.75%		0.00-4.06%
Total long-term beneficial interests(e)		$2,549	$2,394	$210	$5,153		$6,738
(a)The interest rates shown are the range of contractual rates in effect at December 31, 2020 and 2019, respectively, including non-U.S. dollar fixed- and variable-rate issuances, which excludes the effects of the associated derivative instruments used in hedge accounting relationships, if applicable. The use of these derivative instruments modifies the Firm’s exposure to the contractual interest rates disclosed in the table above. Including the effects of the hedge accounting derivatives, the range of modified rates in effect at December 31, 2020, for total long-term debt was (0.40)% to 7.28%, versus the contractual range of 0.17% to 8.75% presented in the table above. The interest rate ranges shown exclude structured notes accounted for at fair value.
(b)Included long-term debt of $17.2 billion and $32.0 billion secured by assets totaling $166.4 billion and $186.1 billion at December 31, 2020 and 2019, respectively. The amount of long-term debt secured by assets does not include amounts related to hybrid instruments.
(c)Included $76.8 billion and $75.7 billion of long-term debt accounted for at fair value at December 31, 2020 and 2019, respectively.
(d)Included $16.1 billion and $14.0 billion of outstanding zero-coupon notes at December 31, 2020 and 2019, respectively. The aggregate principal amount of these notes at their respective maturities is $45.3 billion and $39.7 billion, respectively. The aggregate principal amount reflects the contractual principal payment at maturity, which may exceed the contractual principal payment at the Firm’s next call date, if applicable.
(e)Included on the Consolidated balance sheets in beneficial interests issued by consolidated VIEs. Also included $41 million and $36 million accounted for at fair value at December 31, 2020 and 2019, respectively. Excluded short-term commercial paper and other short-term beneficial interests of $12.4 billion and $11.1 billion at December 31, 2020 and 2019, respectively.
(f)At December 31, 2020, long-term debt in the aggregate of $151.3 billion was redeemable at the option of JPMorgan Chase, in whole or in part, prior to maturity, based on the terms specified in the respective instruments.
(g)The aggregate carrying values of debt that matures in each of the five years subsequent to 2020 is $26.9 billion in 2021, $18.4 billion in 2022, $32.2 billion in 2023, $29.6 billion in 2024 and $17.1 billion in 2025.
(h)Prior-period amounts have been revised to conform with the current presentation.

JPMorgan Chase & Co./2020 Form 10-K	269

Notes to consolidated financial statements
The weighted-average contractual interest rates for total long-term debt excluding structured notes accounted for at fair value were 2.89% and 3.13% as of December 31, 2020 and 2019, respectively. In order to modify exposure to interest rate and currency exchange rate movements, JPMorgan Chase utilizes derivative instruments, primarily interest rate and cross-currency interest rate swaps, in conjunction with some of its debt issuances. The use of these instruments modifies the Firm’s interest expense on the associated debt. The modified weighted-average interest rates for total long-term debt, including the effects of related derivative instruments, were 1.58% and 3.19% as of December 31, 2020 and 2019, respectively.
JPMorgan Chase & Co. has guaranteed certain long-term debt of its subsidiaries, including structured notes. These guarantees rank on parity with the Firm’s other unsecured and unsubordinated indebtedness. The amount of such guaranteed long-term debt and structured notes was $13.8 billion and $14.4 billion at December 31, 2020 and 2019, respectively.
The Firm’s unsecured debt does not contain requirements that would call for an acceleration of payments, maturities or changes in the structure of the existing debt, provide any limitations on future borrowings or require additional collateral, based on unfavorable changes in the Firm’s credit ratings, financial ratios, earnings or stock price.

270	JPMorgan Chase & Co./2020 Form 10-K

Note 21 – Preferred stock
At December 31, 2020 and 2019, JPMorgan Chase was authorized to issue 200 million shares of preferred stock, in one or more series, with a par value of $1 per share. In the event of a liquidation or dissolution of the Firm, JPMorgan Chase’s preferred stock then outstanding takes precedence over the Firm’s common stock with respect to the payment of dividends and the distribution of assets.
The following is a summary of JPMorgan Chase’s non-cumulative preferred stock outstanding as of December 31, 2020 and 2019.

	Shares(a)		Carrying value (in millions)		Issue date	Contractual rate in effect at December 31, 2020	Earliest redemption date(b)	Floating annualized rate of three-month LIBOR/Term SOFR plus:	Dividend declared per share(c)
	December 31,		December 31,						Year ended December 31,
	2020	2019	2020	2019					2020	2019	2018
Fixed-rate:
Series P	—	—	$—	$—	2/5/2013	—%	3/1/2018	NA	$—	$545.00	$545.00
Series T	—	—	—	—	1/30/2014	—	3/1/2019	NA	—	167.50	670.00
Series W	—	—	—	—	6/23/2014	—	9/1/2019	NA	—	472.50	630.00
Series Y	—	143,000	—	1,430	2/12/2015	—	3/1/2020	NA	153.13	612.52	612.52
Series AA	142,500	142,500	1,425	1,425	6/4/2015	6.100	9/1/2020	NA	610.00	610.00	610.00
Series BB	115,000	115,000	1,150	1,150	7/29/2015	6.150	9/1/2020	NA	615.00	615.00	615.00
Series DD	169,625	169,625	1,696	1,696	9/21/2018	5.750	12/1/2023	NA	575.00	575.00	111.81	(d)
Series EE	185,000	185,000	1,850	1,850	1/24/2019	6.000	3/1/2024	NA	600.00	511.67	NA	(e)
Series GG	90,000	90,000	900	900	11/7/2019	4.750	12/1/2024	NA	506.67	NA	NA	(f)

Fixed-to-floating-rate:
Series I	293,375	293,375	$2,934	$2,934	4/23/2008	LIBOR + 3.47%	4/30/2018	LIBOR + 3.47%	$428.03	$593.23	$646.38	(g)
Series Q	150,000	150,000	1,500	1,500	4/23/2013	5.150	5/1/2023	LIBOR + 3.25	515.00	515.00	515.00
Series R	150,000	150,000	1,500	1,500	7/29/2013	6.000	8/1/2023	LIBOR + 3.30	600.00	600.00	600.00
Series S	200,000	200,000	2,000	2,000	1/22/2014	6.750	2/1/2024	LIBOR + 3.78	675.00	675.00	675.00
Series U	100,000	100,000	1,000	1,000	3/10/2014	6.125	4/30/2024	LIBOR + 3.33	612.50	612.50	612.50
Series V	250,000	250,000	2,500	2,500	6/9/2014	LIBOR + 3.32%	7/1/2019	LIBOR + 3.32	436.85	534.09	500.00	(h)
Series X	160,000	160,000	1,600	1,600	9/23/2014	6.100	10/1/2024	LIBOR + 3.33	610.00	610.00	610.00
Series Z	200,000	200,000	2,000	2,000	4/21/2015	LIBOR + 3.80%	5/1/2020	LIBOR + 3.80	453.52	530.00	530.00	(i)
Series CC	125,750	125,750	1,258	1,258	10/20/2017	4.625	11/1/2022	LIBOR + 2.58	462.50	462.50	462.50
Series FF	225,000	225,000	2,250	2,250	7/31/2019	5.000	8/1/2024	SOFR + 3.38	500.00	251.39	NA	(j)
Series HH	300,000	—	3,000	—	1/23/2020	4.600	2/1/2025	SOFR + 3.125	470.22	NA	NA	(k)
Series II	150,000	—	1,500	—	2/24/2020	4.000	4/1/2025	SOFR + 2.745	341.11	NA	NA	(l)
Total preferred stock	3,006,250	2,699,250	$30,063	$26,993
(a)Represented by depositary shares.
(b)Fixed-to-floating rate notes convert to a floating rate at the earliest redemption date.
(c)Dividends are declared quarterly. Dividends are payable quarterly on fixed-rate preferred stock. Dividends are payable semiannually on fixed-to-floating-rate preferred stock while at a fixed rate, and payable quarterly after converting to a floating rate.
(d)Dividends in the amount of $111.81 per share were declared on December 1, 2018 and include dividends from the original issue date of September 21, 2018 through November 30, 2018.
(e)Dividends in the amount of $211.67 per share were declared on April 12,2019 and include dividends from the original issue date of January 24, 2019 through May 31, 2019. Dividends in the amount of $150.00 per share were declared thereafter on July 10, 2019 and October 9, 2019.
(f)No dividends were declared for Series GG from the original issue date of November 7, 2019 through December 31, 2019.
(g)The dividend rate for Series I preferred stock became floating and payable quarterly starting on April 30, 2018; prior to which the dividend rate was fixed at 7.90% or $395.00 per share payable semi annually.
(h)The dividend rate for Series V preferred stock became floating and payable quarterly starting on July 1, 2019; prior to which the dividend rate was fixed at 5% or $250.00 per share payable semi annually. The Firm declared a dividend of $144.11 and $139.98 per share on outstanding Series V preferred stock on August 15, 2019 and November 15, 2019, respectively.
(i)Prior to May 1, 2020, the dividend rate was fixed at 5.3%.
(j)Dividends in the amount of $126.39 per share were declared on September 9, 2019 and include dividends from the original issue date of July 31, 2019 through October 31, 2019. Dividends in the amount of $125.00 per share were declared thereafter on December 10, 2019.
(k)Dividends in the amount of $125.22 per share were declared on March 13, 2020 and include dividends from the original issue date of January 23, 2020 through April 30, 2020. Dividends in the amount of $115.00 per share were declared quarterly thereafter.
(l)Dividends in the amount of $141.11 per share were declared on May 15, 2020 and include dividends from the original issue date of February 24, 2020 through June 30, 2020. Dividends in the amount of $100.00 per share were declared quarterly thereafter.

JPMorgan Chase & Co./2020 Form 10-K	271

Notes to consolidated financial statements
Each series of preferred stock has a liquidation value and redemption price per share of $10,000, plus accrued but unpaid dividends. The aggregate liquidation value was $30.5 billion at December 31, 2020.
On March 1, 2020, the Firm redeemed all $1.43 billion of its 6.125% non-cumulative preferred stock, Series Y.
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

272	JPMorgan Chase & Co./2020 Form 10-K

Note 22 – Common stock
At December 31, 2020 and 2019, JPMorgan Chase was authorized to issue 9.0 billion shares of common stock with a par value of $1 per share.
Common shares issued (reissuances from treasury) by JPMorgan Chase during the years ended December 31, 2020, 2019 and 2018 were as follows.

Year ended December 31, (in millions)	2020	2019	2018
Total issued – balance at January 1	4,104.9	4,104.9	4,104.9
Treasury – balance at January 1	(1,020.9)	(829.1)	(679.6)
Repurchase	(50.0)	(213.0)	(181.5)
Reissuance:
Employee benefits and compensation plans	14.2	20.4	21.7
Warrant exercise	—	—	9.4
Employee stock purchase plans	1.2	0.8	0.9
Total reissuance	15.4	21.2	32.0
Total treasury – balance at December 31	(1,055.5)	(1,020.9)	(829.1)
Outstanding at December 31	3,049.4	3,084.0	3,275.8
There were no warrants to purchase shares of common stock (“Warrants”) outstanding at December 31, 2020 and December 31, 2019 as any Warrants that were not exercised on or before October 29, 2018 have expired.
On March 15, 2020, in response to the economic disruptions caused by the COVID-19 pandemic, the Firm temporarily suspended repurchases of its common stock. Subsequently, the Federal Reserve directed all large banks, including the Firm, to discontinue net share repurchases through the end of 2020. On December 18, 2020, the Federal Reserve announced that all large banks, including the Firm, could resume share repurchases commencing in the first quarter of 2021, subject to certain restrictions. The Firm's Board of Directors has authorized a new common share repurchase program for up to $30 billion.
The following table sets forth the Firm’s repurchases of common stock for the years ended December 31, 2020, 2019 and 2018. There were no Warrants repurchased during 2018.

Year ended December 31, (in millions)	2020	2019	2018
Total number of shares of common stock repurchased	50.0	213.0	181.5
Aggregate purchase price of common stock repurchases	$6,397	$24,121	$19,983
The authorization to repurchase common shares is utilized at management’s discretion, and the timing of purchases and the exact amount of common shares that may be repurchased is subject to various factors, including market conditions; legal and regulatory considerations affecting the amount and timing of repurchase activity; the Firm’s capital position (taking into account goodwill and intangibles); internal capital generation; and alternative investment opportunities. The repurchase program does not include specific price targets or timetables; may be suspended by management at any time; and may be executed through open market purchases or privately negotiated transactions, or utilizing Rule 10b5-1 plans, which are written trading plans that the Firm may enter into from time to time under Rule 10b5-1 of the Securities Exchange Act of 1934 and which allow the Firm to repurchase its common shares during periods when it may otherwise not be repurchasing common shares —for example, during internal trading blackout periods.
As of December 31, 2020, approximately 62.1 million shares of common stock were reserved for issuance under various employee incentive, compensation, option and stock purchase plans, and directors’ compensation plans.

JPMorgan Chase & Co./2020 Form 10-K	273

Notes to consolidated financial statements
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
The following table presents the calculation of net income applicable to common stockholders and basic and diluted EPS for the years ended December 31, 2020, 2019 and 2018.

Year ended December 31, (in millions, except per share amounts)	2020	2019	2018
Basic earnings per share
Net income	$29,131	$36,431	$32,474
Less: Preferred stock dividends	1,583	1,587	1,551
Net income applicable to common equity	27,548	34,844	30,923
Less: Dividends and undistributed earnings allocated to participating securities	138	202	214
Net income applicable to common stockholders	$27,410	$34,642	$30,709

Total weighted-average basic shares outstanding	3,082.4	3,221.5	3,396.4
Net income per share	$8.89	$10.75	$9.04

Diluted earnings per share
Net income applicable to common stockholders	$27,410	$34,642	$30,709

Total weighted-average basic shares outstanding	3,082.4	3,221.5	3,396.4
Add: Dilutive impact of SARs and employee stock options, unvested PSUs and nondividend-earning RSUs, and warrants	5.0	8.9	17.6
Total weighted-average diluted shares outstanding	3,087.4	3,230.4	3,414.0
Net income per share	$8.88	$10.72	$9.00

274	JPMorgan Chase & Co./2020 Form 10-K

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

Year ended December 31, (in millions)	Unrealized gains/(losses) on investment securities		Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)
Balance at December 31, 2017	$2,164		$(470)	$—	$76	$(1,521)	$(368)	$(119)
Cumulative effect of changes in accounting principles(a)	896		(277)	(54)	16	(414)	(79)	88
Net change	(1,858)		20	(107)	(201)	(373)	1,043	(1,476)
Balance at December 31, 2018	$1,202		$(727)	$(161)	$(109)	$(2,308)	$596	$(1,507)
Net change	2,855		20	30	172	964	(965)	3,076
Balance at December 31, 2019	$4,057		$(707)	$(131)	$63	$(1,344)	$(369)	$1,569
Net change	4,123		234	19	2,320	212	(491)	6,417
Balance at December 31, 2020	$8,180	(b)	$(473)	$(112)	$2,383	$(1,132)	$(860)	$7,986
(a)Represents the adjustment to AOCI as a result of the accounting standards adopted in the first quarter of 2018. Refer to Note 1 for additional information.
(b)Includes after-tax net unamortized unrealized gains of $3.3 billion related to AFS securities that have been transferred to HTM. Refer to Note 10 for further information.

JPMorgan Chase & Co./2020 Form 10-K	275

Notes to consolidated financial statements
The following table presents the pre-tax and after-tax changes in the components of OCI.

	2020			2019			2018
Year ended December 31, (in millions)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Unrealized gains/(losses) on investment securities:
Net unrealized gains/(losses) arising during the period	$6,228	$(1,495)	$4,733	$4,025	$(974)	$3,051	$(2,825)	$665	$(2,160)
Reclassification adjustment for realized (gains)/losses included in net income(a)	(802)	192	(610)	(258)	62	(196)	395	(93)	302
Net change	5,426	(1,303)	4,123	3,767	(912)	2,855	(2,430)	572	(1,858)
Translation adjustments(b):
Translation	1,407	(103)	1,304	(49)	33	(16)	(1,078)	156	(922)
Hedges	(1,411)	341	(1,070)	46	(10)	36	1,236	(294)	942
Net change	(4)	238	234	(3)	23	20	158	(138)	20
Fair value hedges, net change(c):	25	(6)	19	39	(9)	30	(140)	33	(107)
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	3,623	(870)	2,753	122	(28)	94	(245)	58	(187)
Reclassification adjustment for realized (gains)/losses included in net income(d)	(570)	137	(433)	103	(25)	78	(18)	4	(14)
Net change	3,053	(733)	2,320	225	(53)	172	(263)	62	(201)
Defined benefit pension and OPEB plans, net change:	214	(2)	212	1,157	(193)	964	(450)	77	(373)
DVA on fair value option elected liabilities, net change:	$(648)	$157	$(491)	$(1,264)	$299	$(965)	$1,364	$(321)	$1,043
Total other comprehensive income/(loss)	$8,066	$(1,649)	$6,417	$3,921	$(845)	$3,076	$(1,761)	$285	$(1,476)
(a)The pre-tax amount is reported in Investment securities gains/(losses) in the Consolidated statements of income.
(b)Reclassifications of pre-tax realized gains/(losses) on translation adjustments and related hedges are reported in other income/expense in the Consolidated statements of income. During the year ended December 31, 2020, the Firm reclassified a net pre-tax gain of $6 million to other income related to the liquidation of legal entities, $3 million related to net investment hedge gains and $3 million related to cumulative translation adjustments. During the year ended December 31, 2019, the Firm reclassified net pre-tax gains of $7 million to other income and $1 million to other expense, respectively. These amounts, which related to the liquidation of certain legal entities, are comprised of $18 million related to net investment hedge gains and $10 million related to cumulative translation adjustments. During the year ended December 31, 2018, the Firm reclassified a net pre-tax loss of $168 million to other expense related to the liquidation of certain legal entities, $17 million related to net investment hedge losses and $151 million related to cumulative translation adjustments.
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

276	JPMorgan Chase & Co./2020 Form 10-K

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
Effective tax rate and expense
The following table presents a reconciliation of the applicable statutory U.S. federal income tax rate to the effective tax rate.

Effective tax rate
Year ended December 31,	2020	2019	2018
Statutory U.S. federal tax rate	21.0%	21.0%	21.0%
Increase/(decrease) in tax rate resulting from:
U.S. state and local income taxes, net of U.S. federal income tax benefit	2.5	3.5	4.0
Tax-exempt income	(1.6)	(1.4)	(1.5)
Non-U.S. earnings	1.4	1.8	0.6
Business tax credits	(6.3)	(4.4)	(3.5)
Tax audit resolutions	—	(2.3)	(0.1)
Impact of the TCJA(a)	—	—	(0.7)
Other, net	0.7	—	0.5
Effective tax rate	17.7%	18.2%	20.3%
(a)Represents changes in the estimates related to the remeasurement of certain deferred taxes and the deemed repatriation tax on non-U.S. earnings under SEC Staff Accounting Bulletin No. 118 which was completed in 2018.
The following table reflects the components of income tax expense/(benefit) included in the Consolidated statements of income.

Income tax expense/(benefit)
Year ended December 31, (in millions)	2020	2019	2018
Current income tax expense/(benefit)
U.S. federal	$5,759	$3,284	$2,854
Non-U.S.	2,705	2,103	2,077
U.S. state and local	1,793	1,778	1,638
Total current income tax expense/(benefit)	10,257	7,165	6,569
Deferred income tax expense/(benefit)
U.S. federal	(3,184)	709	1,359
Non-U.S.	(126)	20	(93)
U.S. state and local	(671)	220	455
Total deferred income tax expense/(benefit)	(3,981)	949	1,721
Total income tax expense	$6,276	$8,114	$8,290
Total income tax expense includes $72 million, $1.1 billion and $54 million of tax benefits recorded in 2020, 2019, and 2018, respectively, resulting from the resolution of tax audits.
Tax effect of items recorded in stockholders’ equity
The preceding table does not reflect the tax effect of certain items that are recorded each period directly in stockholders’ equity. The tax effect of all items recorded directly to stockholders’ equity resulted in a decrease of $827 million and $862 million in 2020 and 2019, respectively, and an increase of $172 million in 2018.
Results from Non-U.S. earnings
The following table presents the U.S. and non-U.S. components of income before income tax expense.

Year ended December 31, (in millions)	2020	2019	2018
U.S.	$26,904	$36,670	$33,052
Non-U.S.(a)	8,503	7,875	7,712
Income before income tax expense	$35,407	$44,545	$40,764
(a)For purposes of this table, non-U.S. income is defined as income generated from operations located outside the U.S.
The Firm will recognize any U.S. income tax expense it may incur on global intangible low tax income as income tax expense in the period in which the tax is incurred.

JPMorgan Chase & Co./2020 Form 10-K	277

Notes to consolidated financial statements
Affordable housing tax credits
The Firm recognized $1.5 billion of tax credits and other tax benefits associated with investments in affordable housing projects within income tax expense for each of the three years ended 2020, 2019 and 2018. The amount of amortization of such investments reported in income tax expense was $1.2 billion, $1.1 billion and $1.2 billion, respectively. The carrying value of these investments, which are reported in other assets on the Firm’s Consolidated balance sheets, was $9.7 billion and $8.6 billion at December 31, 2020 and 2019, respectively. The amount of commitments related to these investments, which are reported in accounts payable and other liabilities on the Firm’s Consolidated balance sheets, was $3.8 billion and $2.8 billion at December 31, 2020 and 2019, respectively.
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

December 31, (in millions)	2020	2019
Deferred tax assets
Allowance for loan losses	$7,270	$3,400
Employee benefits	1,104	1,039
Accrued expenses and other	3,332	2,767
Non-U.S. operations	849	949
Tax attribute carryforwards	757	605
Gross deferred tax assets	13,312	8,760
Valuation allowance	(560)	(557)
Deferred tax assets, net of valuation allowance	$12,752	$8,203
Deferred tax liabilities
Depreciation and amortization	$3,329	$2,852
Mortgage servicing rights, net of hedges	2,184	2,354
Leasing transactions	5,124	5,598
Other, net	6,025	4,683
Gross deferred tax liabilities	16,662	15,487
Net deferred tax (liabilities)/assets	$(3,910)	$(7,284)
JPMorgan Chase has recorded deferred tax assets of $757 million at December 31, 2020, in connection with U.S. federal and non-U.S. NOL carryforwards, FTC carryforwards, and state and local capital loss carryforwards. At December 31, 2020, total U.S. federal NOL carryforwards were $799 million, non-U.S. NOL carryforwards were $139 million, FTC carryforwards were $444 million, state and local capital loss carryforwards were $1.1 billion, and other federal tax attributes were $393 million. If not utilized, a portion of the U.S. federal NOL carryforwards and other U.S. federal tax attributes will expire between 2022 and 2037 whereas others have an unlimited carryforward period.
Similarly, certain non-U.S. NOL carryforwards will expire between 2026 and 2036 whereas others have an unlimited carryforward period. The FTC carryforwards will expire between 2029 and 2030, and the state and local capital loss carryforwards will expire between 2021 and 2022.
The valuation allowance at December 31, 2020, was due to the state and local capital loss carryforwards, FTC carryforwards, and certain non-U.S. deferred tax assets, including NOL carryforwards.
Unrecognized tax benefits
At December 31, 2020, 2019 and 2018, JPMorgan Chase’s unrecognized tax benefits, excluding related interest expense and penalties, were $4.3 billion, $4.0 billion and $4.9 billion, respectively, of which $3.1 billion, $2.8 billion and $3.8 billion, respectively, if recognized, would reduce the annual effective tax rate. Included in the amount of unrecognized tax benefits are certain items that would not affect the effective tax rate if they were recognized in the Consolidated statements of income. These unrecognized items include the tax effect of certain temporary differences, the portion of gross state and local unrecognized tax benefits that would be offset by the benefit from associated U.S. federal income tax deductions, and the portion of gross non-U.S. unrecognized tax benefits that would have offsets in other jurisdictions. JPMorgan Chase is presently under audit by a number of taxing authorities, most notably by the Internal Revenue Service as summarized in the Tax examination status table below. As JPMorgan Chase is presently under audit by a number of taxing authorities, it is reasonably possible that over the next 12 months the resolution of these examinations may increase or decrease the gross balance of unrecognized tax benefits by as much as approximately $300 million. Upon settlement of an audit, the change in the unrecognized tax benefit would result from payment or income statement recognition.
The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits.

Year ended December 31, (in millions)	2020	2019	2018
Balance at January 1,	$4,024	$4,861	$4,747
Increases based on tax positions related to the current period	685	871	980
Increases based on tax positions related to prior periods	362	10	649
Decreases based on tax positions related to prior periods	(705)	(706)	(1,249)
Decreases related to cash settlements with taxing authorities	(116)	(1,012)	(266)
Balance at December 31,	$4,250	$4,024	$4,861
After-tax interest expense/(benefit) and penalties related to income tax liabilities recognized in income tax expense were $147 million, $(52) million and $192 million in 2020, 2019 and 2018, respectively.
At December 31, 2020 and 2019, in addition to the liability for unrecognized tax benefits, the Firm had accrued $966 million and $817 million, respectively, for income tax-related interest and penalties.

278	JPMorgan Chase & Co./2020 Form 10-K

Tax examination status
JPMorgan Chase is continually under examination by the Internal Revenue Service, by taxing authorities throughout the world, and by many state and local jurisdictions throughout the U.S. The following table summarizes the status of significant income tax examinations of JPMorgan Chase and its consolidated subsidiaries as of December 31, 2020.

	Periods under examination	Status
JPMorgan Chase – U.S.	2009 – 2013	Field examination of amended returns
JPMorgan Chase – U.S.	2014 - 2016	Field Examination
JPMorgan Chase – New York State	2012 - 2014	Field Examination
JPMorgan Chase – New York City	2012 - 2014	Field Examination
JPMorgan Chase – California	2011 – 2012	Field Examination
JPMorgan Chase – U.K.	2006 – 2018	Field examination of certain select entities

JPMorgan Chase & Co./2020 Form 10-K	279

Notes to consolidated financial statements
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
The following table presents the components of the Firm’s restricted cash:

December 31, (in billions)	2020	2019
Cash reserves – Federal Reserve Banks(a)	$—	$26.6
Segregated for the benefit of securities and cleared derivative customers	19.3	16.0
Cash reserves at non-U.S. central banks and held for other general purposes	5.1	3.9
Total restricted cash(b)	$24.4	$46.5
(a)Effective March 26, 2020, the Federal Reserve eliminated reserve requirements for depository institutions
(b)Comprises $22.7 billion and $45.3 billion in deposits with banks, and $1.7 billion and $1.2 billion in cash and due from banks on the Consolidated balance sheets as of December 31, 2020 and 2019, respectively.
Also, as of December 31, 2020 and 2019, the Firm had the following other restricted assets:
•Cash and securities pledged with clearing organizations for the benefit of customers of $37.2 billion and $24.7 billion, respectively.
•Securities with a fair value of $1.3 billion and $8.8 billion, respectively, were also restricted in relation to customer activity.
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
At January 1, 2021, the Parent Company’s banking subsidiaries could pay, in the aggregate, approximately $13 billion in dividends to their respective bank holding companies without the prior approval of their relevant banking regulators. The capacity to pay dividends in 2021 will be supplemented by the banking subsidiaries’ earnings during the year.

280	JPMorgan Chase & Co./2020 Form 10-K

Note 27 – Regulatory capital
The Federal Reserve establishes capital requirements, including well-capitalized standards, for the consolidated financial holding company. The OCC establishes similar minimum capital requirements and standards for the Firm’s principal IDI subsidiary, JPMorgan Chase Bank, N.A.
The capital rules under Basel III establish minimum capital ratios and overall capital adequacy standards for large and internationally active U.S. bank holding companies and banks, including the Firm and its IDI subsidiaries, including JPMorgan Chase Bank, N.A. Two comprehensive approaches are prescribed for calculating RWA: a standardized approach (“Basel III Standardized”), and an advanced approach (“Basel III Advanced”). For each of the risk-based capital ratios, the capital adequacy of the Firm and JPMorgan Chase Bank, N.A. is evaluated against the lower of the Standardized or Advanced approaches compared to their respective minimum capital ratios.
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
The following table presents the minimum and well-capitalized ratios to which the Firm and its IDI subsidiaries were subject as of December 31, 2020 and 2019.

	Standardized Minimum capital ratios		Advanced Minimum capital ratios		Well-capitalized ratios
	BHC(a)(b)(c)	IDI(c)(d)	BHC(a)(c)	IDI(c)(d)	BHC(e)	IDI(f)
Capital ratios
CET1 capital	11.3%	7.0%	10.5%	7.0%	NA	6.5%
Tier 1 capital	12.8	8.5	12.0	8.5	6.0	8.0
Total capital	14.8	10.5	14.0	10.5	10.0	10.0
Tier 1 leverage	4.0	4.0	4.0	4.0	NA	5.0
SLR	NA	NA	5.0	6.0	NA	6.0
Note: The table above is as defined by the regulations issued by the Federal Reserve, OCC and FDIC and to which the Firm and its IDI subsidiaries are subject.
(a)Represents the minimum capital ratios applicable to the Firm. The CET1, Tier 1 and Total capital minimum capital ratios each include a respective minimum requirement plus a GSIB surcharge of 3.5% as calculated under Method 2; plus a 3.3% SCB for Basel III Standardized ratios and a fixed 2.5% capital conservation buffer for Basel III Advanced ratios. The countercyclical buffer is currently set to 0% by the federal banking agencies.
(b)For the period ended December 31, 2019, the CET1, Tier 1, Total, Tier 1 leverage and SLR minimum capital ratios under Basel III Standardized applicable to the Firm were 10.5%, 12.0%, 14.0%, 4.0%, and 5.0%, respectively.
(c)Represents minimum SLR requirement of 3.0%, as well as supplementary leverage buffer requirements of 2.0% and 3.0% for BHC and IDI, respectively.
(d)Represents requirements for JPMorgan Chase’s IDI subsidiaries. The CET1, Tier 1 and Total capital minimum capital ratios include a fixed capital conservation buffer requirement of 2.5% that is applicable to the IDI subsidiaries. The IDI subsidiaries are not subject to the GSIB surcharge.
(e)Represents requirements for bank holding companies pursuant to regulations issued by the Federal Reserve.
(f)Represents requirements for IDI subsidiaries pursuant to regulations issued under the FDIC Improvement Act.

Current Expected Credit Losses
Effective January 1, 2020, the Firm adopted the Financial Instruments – Credit Losses guidance under U.S. GAAP. As permitted under the U.S. capital rules issued by the federal banking agencies in 2019, the Firm initially elected to phase-in the January 1, 2020 (“day 1”) CECL adoption impact to retained earnings of $2.7 billion to CET1 capital, at 25% per year in each of 2020 to 2023. As part of their response to the impact of the COVID-19 pandemic, on March 31, 2020, the federal banking agencies issued an interim final rule (issued as final on August 26, 2020) that provided the option to delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period.
The final rule provides a uniform approach for estimating the effects of CECL compared to the legacy incurred loss model during the first two years of the transition period (the “day 2” transition amount), whereby the Firm may exclude from CET1 capital 25% of the change in the

JPMorgan Chase & Co./2020 Form 10-K	281

Notes to consolidated financial statements
allowance for credit losses (excluding allowances on PCD loans). The cumulative day 2 transition amount as at December 31, 2021 that is not recognized in CET1 capital, as well as the $2.7 billion day 1 impact, will be phased into CET1 capital at 25% per year beginning January 1, 2022. The Firm has elected to apply the CECL capital transition provisions, and accordingly, for the year ended December 31, 2020, the capital metrics of the Firm exclude $5.7 billion, which is the $2.7 billion day 1 impact to retained earnings and 25% of the $12.2 billion increase in the allowance for credit losses (excluding allowances on PCD loans).
The impacts of the CECL capital transition provisions have also been incorporated into Tier 2 capital, adjusted average assets, and total leverage exposure. Refer to Note 1 for further information on the CECL accounting guidance.
The following tables present the risk-based and leverage-based capital metrics for JPMorgan Chase and JPMorgan Chase Bank, N.A. under both the Basel III Standardized and Basel III Advanced Approaches. As of December 31, 2020, the capital metrics are presented applying the CECL capital transition provisions. As of December 31, 2020 and 2019, JPMorgan Chase and JPMorgan Chase Bank, N.A. were well-capitalized and met all capital requirements to which each was subject.

December 31, 2020 (in millions, except ratios)	Basel III Standardized		Basel III Advanced
	JPMorgan Chase & Co.(c)	JPMorgan Chase Bank, N.A.(c)	JPMorgan Chase & Co.(c)	JPMorgan Chase Bank, N.A.(c)
Risk-based capital metrics:
CET1 capital	$205,078	$234,235	$205,078	$234,235
Tier 1 capital	234,844	234,237	234,844	234,237
Total capital	269,923	252,045	257,228	239,673
Risk-weighted assets	1,560,609	1,492,138	1,484,431	1,343,185
CET1 capital ratio	13.1%	15.7%	13.8%	17.4%
Tier 1 capital ratio	15.0	15.7	15.8	17.4
Total capital ratio	17.3	16.9	17.3	17.8
Leverage-based capital metrics:
Adjusted average assets(a)	$3,353,319	$2,970,285	$3,353,319	$2,970,285
Tier 1 leverage ratio	7.0%	7.9%	7.0%	7.9%
Total leverage exposure(b)	NA	NA	$3,401,542	$3,688,797
SLR(b)	NA	NA	6.9%	6.3%

December 31, 2019 (in millions, except ratios)	Basel III Standardized		Basel III Advanced
	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.
Risk-based capital metrics:
CET1 capital	$187,753	$206,848	$187,753	$206,848
Tier 1 capital	214,432	206,851	214,432	206,851
Total capital	242,589	224,390	232,112	214,091
Risk-weighted assets	1,515,869	1,457,689	1,397,878	1,269,991
CET1 capital ratio	12.4%	14.2%	13.4%	16.3%
Tier 1 capital ratio	14.1	14.2	15.3	16.3
Total capital ratio	16.0	15.4	16.6	16.9
Leverage-based capital metrics:
Adjusted average assets(a)	$2,730,239	$2,353,432	$2,730,239	$2,353,432
Tier 1 leverage ratio	7.9%	8.8%	7.9%	8.8%
Total leverage exposure	NA	NA	$3,423,431	$3,044,509
SLR	NA	NA	6.3%	6.8%
(a)Adjusted average assets, for purposes of calculating the leverage ratio, includes total quarterly average assets adjusted for on-balance sheet assets that are subject to deduction from Tier 1 capital, predominantly goodwill and other intangible assets.
(b)As of December 31, 2020, JPMorgan Chase’s total leverage exposure for purposes of calculating the SLR, excludes on-balance sheet amounts of U.S. Treasury securities and deposits at Federal Reserve Banks, as provided by the interim final rule issued by the Federal Reserve on April 1, 2020. On June 1, 2020, the Federal Reserve, OCC and FDIC issued an interim final rule that provides IDI subsidiaries with an option to apply this temporary exclusion subject to certain restrictions. As of December 31, 2020, JPMorgan Chase Bank, N.A. has not elected to apply this exclusion.
(c)As of December 31, 2020, the capital metrics for the Firm reflect the exclusion of assets purchased from money market mutual fund clients pursuant to nonrecourse advances provided under the MMLF. Additionally, loans originated under the PPP for the Firm and JPMorgan Chase Bank, N.A. receive a zero percent risk weight.

282	JPMorgan Chase & Co./2020 Form 10-K

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
To provide for expected credit losses in wholesale and certain consumer lending-related commitments, an allowance for credit losses on lending-related commitments is maintained. Refer to Note 13 for further information regarding the allowance for credit losses on lending-related commitments, including the impact of the Firm’s adoption of CECL accounting guidance on January 1, 2020. The following table summarizes the contractual amounts and carrying values of off-balance sheet lending-related financial instruments, guarantees and other commitments at December 31, 2020 and 2019. The amounts in the table below for credit card and home equity lending-related commitments represent the total available credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit for these products will be utilized at the same time. The Firm can reduce or cancel credit card lines of credit by providing the borrower notice or, in some cases as permitted by law, without notice. In addition, the Firm typically closes credit card lines when the borrower is 60 days or more past due. The Firm may reduce or close HELOCs when there are significant decreases in the value of the underlying property, or when there has been a demonstrable decline in the creditworthiness of the borrower.

JPMorgan Chase & Co./2020 Form 10-K	283

Notes to consolidated financial statements
In conjunction with the adoption of CECL, the Firm reclassified risk-rated loans and lending-related commitments from the consumer, excluding credit card portfolio segment to the wholesale portfolio segment, to align with the methodology applied in determining the allowance. Prior-period amounts have been revised to conform with the current presentation. Refer to Note 1 for further information.

Off–balance sheet lending-related financial instruments, guarantees and other commitments
	Contractual amount							Carrying value(j)
	2020					2019		2020	2019
By remaining maturity at December 31, (in millions)	Expires in 1 year or less	Expires after 1 year through 3 years	Expires after 3 years through 5 years	Expires after 5 years	Total	Total
Lending-related
Consumer, excluding credit card:
Residential Real Estate(a)	$26,788	$1,597	$3,962	$13,700	$46,047	$30,217		148	12
Auto and other	10,471	1	8	792	11,272	9,952		—	—
Total consumer, excluding credit card	37,259	1,598	3,970	14,492	57,319	40,169		148	12
Credit card(b)	658,506	—	—	—	658,506	650,720		—	—
Total consumer(b)(c)	695,765	1,598	3,970	14,492	715,825	690,889		148	12
Wholesale:
Other unfunded commitments to extend credit(d)(e)	96,490	174,335	128,736	16,267	415,828	380,307		2,148	952
Standby letters of credit and other financial guarantees(d)	17,478	7,986	4,051	1,467	30,982	34,242		443	618
Other letters of credit(d)	2,982	45	26	—	3,053	2,961		14	4
Total wholesale(c)	116,950	182,366	132,813	17,734	449,863	417,510		2,605	1,574
Total lending-related	$812,715	$183,964	$136,783	$32,226	$1,165,688	$1,108,399		$2,753	$1,586
Other guarantees and commitments
Securities lending indemnification agreements and guarantees(f)	$250,418	$—	$—	$—	$250,418	$204,827		$—	$—
Derivatives qualifying as guarantees	2,489	541	12,182	39,203	54,415	53,089		322	159
Unsettled resale and securities borrowed agreements	95,084	1,764	—	—	96,848	117,951		2	—
Unsettled repurchase and securities loaned agreements	104,289	612	—	—	104,901	73,351		(1)	—
Loan sale and securitization-related indemnifications:
Mortgage repurchase liability	NA	NA	NA	NA	NA	NA		84	59
Loans sold with recourse	NA	NA	NA	NA	889	944		23	27
Exchange & clearing house guarantees and commitments(g)	142,003	—	—	—	142,003	206,432		—	—
Other guarantees and commitments (e)(h)	2,457	574	758	2,541	6,330	6,334	(i)	52	(66)
(a)Includes certain commitments to purchase loans from correspondents.
(b)Also includes commercial card lending-related commitments primarily in CB and CIB.
(c)Predominantly all consumer and wholesale lending-related commitments are in the U.S.
(d)At December 31, 2020 and 2019, reflected the contractual amount net of risk participations totaling $72 million and $76 million, respectively, for other unfunded commitments to extend credit; $8.5 billion and $9.8 billion, respectively, for standby letters of credit and other financial guarantees; and $357 million and $546 million, respectively, for other letters of credit. In regulatory filings with the Federal Reserve these commitments are shown gross of risk participations.
(e)In the third quarter of 2020, the Firm reclassified certain fair value option elected lending-related positions from trading assets to loans, which resulted in a corresponding reclassification of commitments from Other guarantees and commitments to Wholesale other unfunded commitments to extend credit. Prior-period amounts have been revised to conform with the current presentation.
(f)At December 31, 2020 and 2019, collateral held by the Firm in support of securities lending indemnification agreements was $264.3 billion and $216.2 billion, respectively. Securities lending collateral primarily consists of cash, G7 government securities, and securities issued by U.S. GSEs and government agencies.
(g)At December 31, 2020 and 2019, includes guarantees to the Fixed Income Clearing Corporation under the sponsored member repo program and commitments and guarantees associated with the Firm’s membership in certain clearing houses.
(h)At December 31, 2020 and 2019, primarily includes letters of credit hedged by derivative transactions and managed on a market risk basis, and unfunded commitments related to certain tax-oriented equity investments.
(i)Prior-period amounts have been revised to conform with the current presentation.
(j)For lending-related products, the carrying value represents the allowance for lending-related commitments and the guarantee liability; for derivative-related products, and lending-related commitments for which the fair value option was elected, the carrying value represents the fair value.

284	JPMorgan Chase & Co./2020 Form 10-K

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
As required by U.S. GAAP, the Firm initially records guarantees at the inception date fair value of the non-contingent obligation assumed (e.g., the amount of consideration received or the net present value of the premium receivable). For these obligations, the Firm records this fair value amount in other liabilities with an offsetting entry recorded in cash (for premiums received), or other assets (for premiums receivable). Any premium receivable recorded in other assets is reduced as cash is received under the contract, and the fair value of the liability recorded at inception is amortized into income as lending and deposit-related fees over the life of the guarantee contract. The lending-related contingent obligation is recognized based on expected credit losses in addition to, and separate from, any non-contingent obligation.
Non-lending-related contingent obligations are recognized when the liability becomes probable and reasonably estimable. These obligations are not recognized if the estimated amount is less than the carrying amount of any non-contingent liability recognized at inception (adjusted for any amortization). Examples of non-lending-related contingent obligations include indemnifications provided in sales agreements, where a portion of the sale proceeds is allocated to the guarantee, which adjusts the gain or loss that would otherwise result from the transaction. For these indemnifications, the initial liability is amortized to income as the Firm’s risk is reduced (i.e., over time or when the indemnification expires).
The contractual amount and carrying value of guarantees and indemnifications are included in the table on page 284.
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
The following table summarizes the contractual amount and carrying value of standby letters of credit and other financial guarantees and other letters of credit arrangements as of December 31, 2020 and 2019.
Standby letters of credit, other financial guarantees and other letters of credit

	2020		2019
December 31, (in millions)	Standby letters of credit and other financial guarantees	Other letters of credit	Standby letters of credit and other financial guarantees	Other letters of credit
Investment-grade(a)	$22,850	$2,263	$26,880	$2,137
Noninvestment-grade(a)	8,132	790	7,362	824
Total contractual amount	$30,982	$3,053	$34,242	$2,961
Allowance for lending-related commitments	$80	$14	$216	$4
Guarantee liability	363	—	402	—
Total carrying value	$443	$14	$618	$4
Commitments with collateral	$17,238	$498	$17,853	$728
(a)The ratings scale is based on the Firm’s internal risk ratings. Refer to Note 12 for further information on internal risk ratings.

JPMorgan Chase & Co./2020 Form 10-K	285

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

The following table summarizes the derivatives qualifying as guarantees as of December 31, 2020 and 2019.

(in millions)	December 31, 2020	December 31, 2019
Notional amounts
Derivative guarantees	$54,415	$53,089
Stable value contracts with contractually limited exposure	27,752	28,877
Maximum exposure of stable value contracts with contractually limited exposure	2,803	2,967

Fair value
Derivative payables	322	159
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

286	JPMorgan Chase & Co./2020 Form 10-K

with the owner of the mortgage loans, such as Fannie Mae or Freddie Mac or a private investor, insurer or guarantor. Losses on recourse servicing predominantly occur when foreclosure sales proceeds of the property underlying a defaulted loan are less than the sum of the outstanding principal balance, plus accrued interest on the loan and the cost of holding and disposing of the underlying property. The Firm’s securitizations are predominantly nonrecourse, thereby effectively transferring the risk of future credit losses to the purchaser of the mortgage-backed securities issued by the trust. At December 31, 2020 and 2019, the unpaid principal balance of loans sold with recourse totaled $889 million and $944 million, respectively. The carrying value of the related liability that the Firm has recorded in accounts payable and other liabilities on the Consolidated balance sheets, which is representative of the Firm’s view of the likelihood it will have to perform under its recourse obligations, was $23 million and $27 million at December 31, 2020 and 2019, respectively.
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
Merchant charge-backs
Under the rules of payment networks, the Firm, in its role as a merchant acquirer, retains a contingent liability for disputed processed credit and debit card transactions that result in a charge-back to the merchant. If a dispute is resolved in the cardholder’s favor, Merchant Services will (through the cardholder’s issuing bank) credit or refund the amount to the cardholder and will charge back the transaction to the merchant. If Merchant Services is unable to collect the amount from the merchant, Merchant Services will bear the loss for the amount credited or refunded to the cardholder. Merchant Services mitigates this risk by withholding future settlements, retaining cash reserve accounts or obtaining other collateral. In addition, Merchant
Services recognizes a valuation allowance that covers the payment or performance risk to the Firm related to charge-backs. The carrying value of the valuation allowance was $12 million and $11 million at December 31, 2020 and 2019, respectively.
For the years ended December 31, 2020, 2019 and 2018, Merchant Services processed an aggregate volume of $1,597.3 billion, $1,511.5 billion, and $1,366.1 billion, respectively.
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
Refer to Note 5 for information on the derivatives that the Firm executes for its own account and records in its Consolidated Financial Statements.

JPMorgan Chase & Co./2020 Form 10-K	287

Notes to consolidated financial statements
Exchange & Clearing House Memberships
The Firm is a member of several securities and derivative exchanges and clearing houses, both in the U.S. and other countries, and it provides clearing services to its clients. Membership in some of these organizations requires the Firm to pay a pro rata share of the losses incurred by the organization as a result of the default of another member. Such obligations vary with different organizations. These obligations may be limited to the amount (or a multiple of the amount) of the Firm’s contribution to the guarantee fund maintained by a clearing house or exchange as part of the resources available to cover any losses in the event of a member default. Alternatively, these obligations may also include a pro rata share of the residual losses after applying the guarantee fund. Additionally, certain clearing houses require the Firm as a member to pay a pro rata share of losses that may result from the clearing house’s investment of guarantee fund contributions and initial margin, unrelated to and independent of the default of another member. Generally a payment would only be required should such losses exceed the resources of the clearing house or exchange that are contractually required to absorb the losses in the first instance. In certain cases, it is difficult to estimate the Firm’s maximum possible exposure under these membership agreements, since this would require an assessment of future claims that may be made against the Firm that have not yet occurred. However, based on historical experience, management expects the risk of loss to the Firm to be remote. Where the Firm’s maximum possible exposure can be estimated, the amount is disclosed in the table on page 284, in the Exchange & clearing house guarantees and commitments line.
Sponsored member repo program
The Firm acts as a sponsoring member to clear eligible overnight resale and repurchase agreements through the Government Securities Division of the Fixed Income Clearing Corporation (“FICC”) on behalf of clients that become sponsored members under the FICC’s rules. The Firm also guarantees to the FICC the prompt and full payment and performance of its sponsored member clients’ respective obligations under the FICC’s rules. The Firm minimizes its liability under these overnight guarantees by obtaining a security interest in the cash or high-quality securities collateral that the clients place with the clearing house; therefore, the Firm expects the risk of loss to be remote. The Firm’s maximum possible exposure, without taking into consideration the associated collateral, is included in the Exchange & clearing house guarantees and commitments line on page 284. Refer to Note 11 for additional information on credit risk mitigation practices on resale agreements and the types of collateral pledged under repurchase agreements.
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
The Parent Company has guaranteed certain long-term debt and structured notes of its subsidiaries, including JPMorgan Chase Financial Company LLC (“JPMFC”), a 100%-owned and consolidated finance subsidiary. All securities issued by JPMFC are fully and unconditionally guaranteed by the Parent Company and no other subsidiary of the parent company guarantees these securities. These guarantees, which rank on a parity with the Firm’s unsecured and unsubordinated indebtedness, are not included in the table on page 284 of this Note. Refer to Note 20 for additional information.

288	JPMorgan Chase & Co./2020 Form 10-K

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
The following table presents the Firm’s pledged assets.

December 31, (in billions)	2020	2019
Assets that may be sold or repledged or otherwise used by secured parties	$166.6	$125.2
Assets that may not be sold or repledged or otherwise used by secured parties	113.9	80.2
Assets pledged at Federal Reserve banks and FHLBs	455.3	478.9
Total pledged assets	$735.8	$684.3
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

December 31, (in billions)	2020	2019
Investment securities	$80.2	$35.9
Loans	420.5	460.4
Trading assets and other	235.1	188.0
Total pledged assets	$735.8	$684.3
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
The following table presents the fair value of collateral accepted.

December 31, (in billions)	2020	2019
Collateral permitted to be sold or repledged, delivered, or otherwise used	$1,451.7	$1,282.5
Collateral sold, repledged, delivered or otherwise used	1,038.9	1,000.5	(a)
(a)Includes collateral repledged to the Federal Reserve under the Federal Reserve’s open market operations.

JPMorgan Chase & Co./2020 Form 10-K	289

Notes to consolidated financial statements
Note 30 – Litigation
Contingencies
As of December 31, 2020, the Firm and its subsidiaries and affiliates are defendants, putative defendants or respondents in numerous legal proceedings, including private, civil litigations and regulatory/government investigations. The litigations range from individual actions involving a single plaintiff to class action lawsuits with potentially millions of class members. Investigations involve both formal and informal proceedings, by both governmental agencies and self-regulatory organizations. These legal proceedings are at varying stages of adjudication, arbitration or investigation, and involve each of the Firm’s lines of business and several geographies and a wide variety of claims (including common law tort and contract claims and statutory antitrust, securities and consumer protection claims), some of which present novel legal theories.
The Firm believes the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for its legal proceedings is from $0 to approximately $1.5 billion at December 31, 2020. This estimated aggregate range of reasonably possible losses was based upon information available as of that date for those proceedings in which the Firm believes that an estimate of reasonably possible loss can be made. For certain matters, the Firm does not believe that such an estimate can be made, as of that date. The Firm’s estimate of the aggregate range of reasonably possible losses involves significant judgment, given:
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
Advisory and Other Activities. In November 2020, JPMorgan Chase Bank, N.A. entered into a resolution with the Office of the Comptroller of the Currency (“OCC”) regarding historical deficiencies in internal controls and internal audit for certain fiduciary activities. In connection with the resolution, JPMorgan Chase Bank, N.A. paid a $250 million Civil Money Penalty. The OCC found that JPMorgan Chase Bank, N.A. has remediated the deficiencies that led to the penalty.
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

290	JPMorgan Chase & Co./2020 Form 10-K

notice that the payments may be fraudulent. JPMorgan Chase Bank, N.A. applied for summary judgment and was unsuccessful. The claim is ongoing and a trial has been scheduled to commence in February 2022.
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
In August 2018, the United States District Court for the Southern District of New York granted final approval to the Firm’s settlement of a consolidated class action brought by U.S.-based plaintiffs, which principally alleged violations of federal antitrust laws based on an alleged conspiracy to manipulate foreign exchange rates and also sought damages on behalf of persons who transacted in FX futures and options on futures. Certain members of the settlement class filed requests to the Court to be excluded from the class, and certain of them filed a complaint against the Firm and a number of other foreign exchange dealers in November 2018. A number of these actions remain pending. Further, putative class actions have been filed against the Firm and a number of other foreign exchange dealers on behalf of certain consumers who purchased foreign currencies at allegedly inflated rates and purported indirect purchasers of FX instruments; these actions also remain pending in the District Court. In 2020, the Court approved a settlement by the Firm and 11 other defendants of a class action filed by purported indirect purchasers for a total of $10 million. In addition, some FX-related individual and putative class actions based on similar alleged underlying conduct have been filed outside the U.S., including in the U.K., Israel and Australia.
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

JPMorgan Chase & Co./2020 Form 10-K	291

Notes to consolidated financial statements
changes in these rates and assert a variety of claims including antitrust claims seeking treble damages.
In actions related to U.S. dollar LIBOR during the period that it was administered by the BBA, the Firm has resolved certain of these actions, and others are in various stages of litigation. The District Court dismissed certain claims, including antitrust claims brought by some plaintiffs whom the District Court found did not have standing to assert such claims, and permitted certain claims to proceed, including antitrust, Commodity Exchange Act, Section 10(b) of the Securities Exchange Act and common law claims. The plaintiffs whose antitrust claims were dismissed for lack of standing have filed an appeal. The District Court granted class certification of antitrust claims related to bonds and interest rate swaps sold directly by the defendants and denied class certification motions filed by other plaintiffs. In the consolidated putative class action related to the time period that U.S. dollar LIBOR was administered by ICE Benchmark Administration, the District Court granted defendants’ motion to dismiss plaintiffs’ complaint, and the plaintiffs have appealed. The Firm’s settlements of putative class actions related to Swiss franc LIBOR, the Singapore Interbank Offered Rate and the Singapore Swap Offer Rate (“SIBOR”), and the Australian Bank Bill Swap Reference Rate, and one of the putative class actions related to U.S. dollar LIBOR remain subject to court approval. In the class actions related to SIBOR and Swiss franc LIBOR, the District Court concluded that the Court lacked subject matter jurisdiction, and plaintiffs’ appeals of those decisions are pending.
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
Several putative class action complaints have been filed in the United States District Court for the Southern District of New York against the Firm and certain former employees, alleging a precious metals futures and options price manipulation scheme in violation of the Commodity Exchange Act. Some of the complaints also allege unjust enrichment and deceptive acts or practices under the General Business Law of the State of New York. The Court consolidated these putative class actions in February 2019, and the consolidated action is stayed through May 2021. In addition, several putative class actions have been filed in the United States District Courts for the Northern District of Illinois and Southern District of New York against the Firm, alleging manipulation of U.S. Treasury futures and options, and bringing claims under the Commodity Exchange Act. Some of the complaints also allege unjust enrichment. The actions in the Northern District of Illinois have been transferred to the Southern District of New York. The Court consolidated these putative class actions in October 2020 and set a deadline of February 2021 for the filing of a consolidated complaint. Two putative class action complaints have also been filed under the Securities Exchange Act of 1934 in the United States District Court for the Eastern District of New York against the Firm and certain individual defendants on behalf of shareholders who acquired shares during the putative class period alleging that certain SEC filings of the Firm were materially false or misleading in that they did not disclose certain information relating to the above-referenced investigations. Plaintiffs have filed a stipulation seeking consolidation of the actions and the appointment of co-lead plaintiffs and counsel, which is pending Court approval.
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

292	JPMorgan Chase & Co./2020 Form 10-K

ordonnance de renvoi and in January 2020 ordered the annulment of the ordonnance de renvoi referring JPMorgan Chase Bank, N.A. to the French tribunal correctionnel. The Court of Appeal found in January 2021 that it had no power to take further action against JPMorgan Chase following the Court of Cassation’s ruling. At the opening of a trial of the managers of Wendel in January 2021, the tribunal correctionnel directed the criminal authorities to clarify whether a further investigation should be opened against JPMorgan Chase, pending which the trial was postponed. In addition, a number of the managers have commenced civil proceedings against JPMorgan Chase Bank, N.A. The claims are separate, involve different allegations and are at various stages of proceedings.
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
The Firm has established reserves for several hundred of its currently outstanding legal proceedings. In accordance with the provisions of U.S. GAAP for contingencies, the Firm accrues for a litigation-related liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. The Firm evaluates its outstanding legal proceedings each quarter to assess its litigation reserves, and makes adjustments in such reserves, upward or downward, as appropriate, based on management’s best judgment after consultation with counsel. The Firm’s legal expense was $1.1 billion, $239 million and $72 million for the years ended December 31, 2020, 2019 and 2018, respectively. There is no assurance that the Firm’s litigation reserves will not need to be adjusted in the future.
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

JPMorgan Chase & Co./2020 Form 10-K	293

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

As of or for the year ended December 31, (in millions)	Revenue(c)	Expense(d)	Income before income tax expense	Net income	Total assets
2020
Europe/Middle East/Africa	$16,566	$10,987	$5,579	$3,868	$530,687	(e)
Asia-Pacific	9,289	5,558	3,731	2,630	252,553
Latin America/Caribbean	2,740	1,590	1,150	837	61,980
Total international	28,595	18,135	10,460	7,335	845,220
North America(a)	90,948	66,001	24,947	21,796	2,540,851
Total	$119,543	$84,136	$35,407	$29,131	$3,386,071
2019(b)
Europe/Middle East/Africa	$15,887	$9,860	$6,027	$4,158	$391,369	(e)
Asia-Pacific	7,254	5,060	2,194	1,467	183,023
Latin America/Caribbean	2,405	1,561	844	609	47,820
Total international	25,546	16,481	9,065	6,234	622,212
North America(a)	89,853	54,373	35,480	30,197	2,065,167
Total	$115,399	$70,854	$44,545	$36,431	$2,687,379
2018(b)
Europe/Middle East/Africa	$16,459	$10,032	$6,427	$4,569	$424,935	(e)
Asia-Pacific	6,991	4,884	2,107	1,481	171,547
Latin America/Caribbean	2,365	1,301	1,064	744	43,871
Total international	25,815	16,217	9,598	6,794	640,353
North America(a)	82,968	51,802	31,166	25,680	1,982,179
Total	$108,783	$68,019	$40,764	$32,474	$2,622,532
(a)Substantially reflects the U.S.
(b)Prior-period amounts have been revised to conform with the current presentation.
(c)Revenue is composed of net interest income and noninterest revenue.
(d)Expense is composed of noninterest expense and the provision for credit losses.
(e)Total assets for the U.K. were approximately $353 billion, $309 billion and $299 billion at December 31, 2020, 2019 and 2018, respectively.

294	JPMorgan Chase & Co./2020 Form 10-K

Note 32 – Business segments
The Firm is managed on an LOB basis. There are four major reportable business segments – Consumer & Community Banking, Corporate & Investment Bank, Commercial Banking and Asset & Wealth Management. In addition, there is a Corporate segment.The business segments are determined based on the products and services provided, or the type of customer served, and they reflect the manner in which financial information is currently evaluated by the Firm’s Operating Committee. Segment results are presented on a managed basis. Refer to Segment results of this footnote for a further discussion of JPMorgan Chase’s business segments.
The following is a description of each of the Firm’s business segments, and the products and services they provide to their respective client bases.
Consumer & Community Banking
Consumer & Community Banking offers services to consumers and businesses through bank branches, ATMs, digital (including mobile and online) and telephone banking. CCB is organized into Consumer & Business Banking (including Consumer Banking, J.P. Morgan Wealth Management and Business Banking), Home Lending (including Home Lending Production, Home Lending Servicing and Real Estate Portfolios) and Card & Auto. Consumer & Business Banking offers deposit and investment products, payments and services to consumers, and lending, deposit, and cash management and payment solutions to small businesses. Home Lending includes mortgage origination and servicing activities, as well as portfolios consisting of residential mortgages and home equity loans. Card & Auto issues credit cards to consumers and small businesses and originates and services auto loans and leases.
Corporate & Investment Bank
The Corporate & Investment Bank, which consists of Banking and Markets & Securities Services, offers a broad suite of investment banking, market-making, prime brokerage, and treasury and securities products and services to a global client base of corporations, investors, financial institutions, merchants, government and municipal entities. Banking offers a full range of investment banking products and services in all major capital markets, including advising on corporate strategy and structure, capital-raising in equity and debt markets, as well as loan origination and syndication. Banking also includes Wholesale Payments, which provides payments services enabling clients to manage payments and receipts globally, and cross-border financing. Markets & Securities Services includes Markets, a global market-maker across products, including cash and derivative instruments, which also offers sophisticated risk management solutions, prime brokerage, and research. Markets & Securities Services also includes Securities Services, a leading global custodian which provides custody, fund accounting and administration, and securities lending products principally for asset managers, insurance companies and public and private investment funds.
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
Asset & Wealth Management
Asset & Wealth Management, with client assets of $3.7 trillion, is a global leader in investment and wealth management.
Asset Management
Offers multi-asset investment management solutions across equities, fixed income, alternatives and money market funds to institutional and retail investors providing for a broad range of clients’ investment needs.
Wealth Management
Provides retirement products and services, brokerage, custody, trusts and estates, loans, mortgages, deposits and investment management to high net worth clients.
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

JPMorgan Chase & Co./2020 Form 10-K	295

Notes to consolidated financial statements
Segment results
The following table provides a summary of the Firm’s segment results as of or for the years ended December 31, 2020, 2019 and 2018, on a managed basis. The Firm’s definition of managed basis starts with the reported U.S. GAAP results and includes certain reclassifications to present total net revenue for the Firm (and each of the reportable business segments) on an FTE basis. Accordingly, revenue from investments that receive tax credits and tax-exempt securities is presented in the managed results on a basis comparable to taxable investments and securities. This allows management to assess the comparability of revenue from year-to-year arising from both taxable and tax-exempt sources. The corresponding income tax impact related to tax-exempt items is recorded within income tax expense/(benefit). These adjustments have no impact on net income as reported by the Firm as a whole or by the LOBs.
Business segment capital allocation
Each business segment is allocated capital by taking into consideration a variety of factors including capital levels of similarly rated peers and applicable regulatory capital requirements. ROE is measured and internal targets for expected returns are established as key measures of a business segment’s performance.
The Firm’s allocation methodology incorporates Basel III Standardized RWA, Basel III Advanced RWA, the GSIB surcharge, and a simulation of capital in a severe stress environment. The assumptions and methodologies used to allocate capital are periodically assessed and as a result, the capital allocated to the LOBs may change from time to time.
Business segment changes
In the fourth quarter of 2020, the Firm transferred certain assets, liabilities, revenue, expense and headcount associated with certain wealth management clients from AWM to the J.P. Morgan Wealth Management business unit within CCB. Prior-period amounts have been revised to conform with the current presentation, including the transfer of approximately 1,650 technology and support staff during the second and third quarters of 2020. Ultra-high-net-worth and certain high-net-worth client relationships remained in AWM.
In the first quarter of 2020, the Firm began reporting a Wholesale Payments business unit within CIB following a realignment of the Firm’s wholesale payments businesses. The Wholesale Payments business comprises:
•Merchant Services, which was realigned from CCB to CIB
•Treasury Services and Trade Finance in CIB. Trade Finance was previously reported in Lending in CIB.
In connection with the alignment of Wholesale Payments, the assets, liabilities and headcount associated with the Merchant Services business were realigned to CIB from CCB, and the revenue and expenses of the Merchant Services business are reported across CCB, CIB and CB based primarily on client relationships. In the fourth quarter of 2020, payment processing-only clients along with the associated revenue and expenses were realigned to CIB’s Wholesale Payments business from CCB and CB. Payment processing-only clients are those that only use payment services offered by Merchant Services, and in general do not currently utilize other services offered by the Firm. Prior-period amounts have been revised to reflect this realignment and revised allocation methodology.
Segment results and reconciliation(a)

(Table continued on next page)
As of or for the year ended December 31, (in millions, except ratios)	Consumer & Community Banking(b)			Corporate & Investment Bank			Commercial Banking			Asset & Wealth Management
	2020	2019	2018	2020	2019	2018	2020	2019	2018	2020	2019	2018
Noninterest revenue	$17,740	$17,796	$15,338	$35,120	$30,060	$27,854	$3,067	$2,710	$2,620	$10,822	$10,236	$10,052
Net interest income	33,528	37,337	35,933	14,164	9,205	9,528	6,246	6,554	6,716	3,418	3,355	3,375
Total net revenue	51,268	55,133	51,271	49,284	39,265	37,382	9,313	9,264	9,336	14,240	13,591	13,427
Provision for credit losses	12,312	4,954	4,754	2,726	277	(60)	2,113	296	129	263	59	52
Noninterest expense	27,990	28,276	27,168	23,538	22,444	21,876	3,798	3,735	3,627	9,957	9,747	9,575
Income/(loss) before income tax expense/(benefit)	10,966	21,903	19,349	23,020	16,544	15,566	3,402	5,233	5,580	4,020	3,785	3,800
Income tax expense/(benefit)	2,749	5,362	4,642	5,926	4,590	3,767	824	1,275	1,316	1,028	918	855
Net income/(loss)	$8,217	$16,541	$14,707	$17,094	$11,954	$11,799	$2,578	$3,958	$4,264	$2,992	$2,867	$2,945
Average equity	$52,000	$52,000	$51,000	$80,000	$80,000	$70,000	$22,000	$22,000	$20,000	$10,500	$10,500	$9,000
Total assets	496,705	541,367	560,177	1,097,219	914,705	909,292	228,932	220,514	220,229	203,384	173,175	161,047
Return on equity	15%	31%	28%	20%	14%	16%	11%	17%	20%	28%	26%	32%
Overhead ratio	55	51	53	48	57	59	41	40	39	70	72	71

296	JPMorgan Chase & Co./2020 Form 10-K

(Table continued from previous page)
As of or for the year ended December 31, (in millions, except ratios)	Corporate			Reconciling Items(a)			Total(b)
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Noninterest revenue	$1,199	$(114)	$(263)	$(2,968)	$(2,534)	$(1,877)	$64,980	$58,154	$53,724
Net interest income	(2,375)	1,325	135	(418)	(531)	(628)	54,563	57,245	55,059
Total net revenue	(1,176)	1,211	(128)	(3,386)	(3,065)	(2,505)	119,543	115,399	108,783
Provision for credit losses	66	(1)	(4)	—	—	—	17,480	5,585	4,871
Noninterest expense	1,373	1,067	902	—	—	—	66,656	65,269	63,148
Income/(loss) before income tax expense/(benefit)	(2,615)	145	(1,026)	(3,386)	(3,065)	(2,505)	35,407	44,545	40,764
Income tax expense/(benefit)	(865)	(966)	215	(3,386)	(3,065)	(2,505)	6,276	8,114	8,290
Net income/(loss)	$(1,750)	$1,111	$(1,241)	$—	$—	$—	$29,131	$36,431	$32,474
Average equity	$72,365	$68,407	$79,222	$—	$—	$—	$236,865	$232,907	$229,222
Total assets	1,359,831	837,618	771,787	NA	NA	NA	3,386,071	2,687,379	2,622,532
Return on equity	NM	NM	NM	NM	NM	NM	12%	15%	13%
Overhead ratio	NM	NM	NM	NM	NM	NM	56	57	58
(a)Segment results on a managed basis reflect revenue on a FTE basis with the corresponding income tax impact recorded within income tax expense/(benefit). These adjustments are eliminated in reconciling items to arrive at the Firm’s reported U.S. GAAP results.
(b)In the second quarter of 2020, the Firm reclassified certain spend-based credit card reward costs from marketing expense to be a reduction of card income, with no effect on net income. Prior-period amounts have been revised to conform with the current presentation.

JPMorgan Chase & Co./2020 Form 10-K	297

Notes to consolidated financial statements
Note 33 – Parent Company
The following tables present Parent Company-only financial statements.

Statements of income and comprehensive income
Year ended December 31, (in millions)	2020	2019	2018
Income
Dividends from subsidiaries and affiliates:
Bank and bank holding company	$6,000	$26,000	$32,501
Non-bank(a)	—	—	2
Interest income from subsidiaries	63	223	216
Other income from subsidiaries:
Bank and bank holding company	2,019	2,738	515
Non-bank	(569)	197	(444)
Other income	205	(1,731)	888
Total income	7,718	27,427	33,678
Expense
Interest expense/(income) to subsidiaries and affiliates(a)	(8,830)	(5,303)	2,291
Other interest expense	14,150	13,246	4,581
Noninterest expense	2,222	1,992	1,793
Total expense	7,542	9,935	8,665
Income before income tax benefit and undistributed net income of subsidiaries	176	17,492	25,013
Income tax benefit	1,324	2,033	1,838
Equity in undistributed net income of subsidiaries	27,631	16,906	5,623
Net income	$29,131	$36,431	$32,474
Other comprehensive income, net	6,417	3,076	(1,476)
Comprehensive income	$35,548	$39,507	$30,998

Balance sheets
December 31, (in millions)	2020	2019
Assets
Cash and due from banks	$54	$32
Deposits with banking subsidiaries	6,811	5,309
Trading assets	1,775	3,011
Advances to, and receivables from, subsidiaries:
Bank and bank holding company	27	2,358
Non-bank	86	84
Investments (at equity) in subsidiaries and affiliates:
Bank and bank holding company	508,602	471,207
Non-bank	1,011	1,044
Other assets	10,058	10,699
Total assets	$528,424	$493,744
Liabilities and stockholders’ equity
Borrowings from, and payables to, subsidiaries and affiliates(a)	$25,150	$23,410
Short-term borrowings	924	2,616
Other liabilities	9,612	9,288
Long-term debt(b)(c)	213,384	197,100
Total liabilities(c)	249,070	232,414
Total stockholders’ equity	279,354	261,330
Total liabilities and stockholders’ equity	$528,424	$493,744

Statements of cash flows
Year ended December 31, (in millions)	2020	2019		2018
Operating activities
Net income	$29,131	$36,431		$32,474
Less: Net income of subsidiaries and affiliates(a)	33,631	42,906		38,125
Parent company net loss	(4,500)	(6,475)		(5,651)
Cash dividends from subsidiaries and affiliates(a)	6,000	26,000		32,501
Other operating adjustments	15,357	9,862		(4,400)
Net cash provided by/(used in) operating activities	16,857	29,387		22,450
Investing activities
Net change in:
Advances to and investments in subsidiaries and affiliates, net	(2,663)	(6)	(e)	8,036
All other investing activities, net	24	71		63
Net cash provided by/(used in) investing activities	(2,639)	65		8,099
Financing activities
Net change in:
Borrowings from subsidiaries and affiliates(a)	1,425	2,941		(2,273)
Short-term borrowings	(20)	(56)		(678)
Proceeds from long-term borrowings	37,312	25,569		25,845
Payments of long-term borrowings	(34,194)	(21,226)		(21,956)
Proceeds from issuance of preferred stock	4,500	5,000		1,696
Redemption of preferred stock	(1,430)	(4,075)		(1,696)
Treasury stock repurchased	(6,517)	(24,001)		(19,983)
Dividends paid	(12,690)	(12,343)		(10,109)
All other financing activities, net	(1,080)	(1,290)		(1,526)
Net cash used in financing activities	(12,694)	(29,481)		(30,680)
Net decrease in cash and due from banks and deposits with banking subsidiaries	1,524	(29)		(131)
Cash and due from banks and deposits with banking subsidiaries at the beginning of the year	5,341	5,370		5,501
Cash and due from banks and deposits with banking subsidiaries at the end of the year	$6,865	$5,341		$5,370
Cash interest paid	$5,445	$7,957		$6,911
Cash income taxes paid, net(d)	5,366	3,910		1,782
(a)Affiliates include trusts that issued guaranteed capital debt securities (“issuer trusts”).
(b)At December 31, 2020, long-term debt that contractually matures in 2021 through 2025 totaled $10.8 billion, $10.0 billion, $19.1 billion, $21.8 billion, and $13.5 billion, respectively.
(c)Refer to Notes 20 and 28 for information regarding the Parent Company’s guarantees of its subsidiaries’ obligations.
(d)Represents payments, net of refunds, made by the Parent Company to various taxing authorities and includes taxes paid on behalf of certain of its subsidiaries that are subsequently reimbursed. The reimbursements were $8.3 billion, $6.4 billion, and $1.2 billion for the years ended December 31, 2020, 2019, and 2018, respectively.
(e)As a result of the merger of Chase Bank USA, N.A. with and into JPMorgan Chase Bank, N.A., JPMorgan Chase Bank, N.A. distributed $13.5 billion to the Parent company as a return of capital, which the Parent company contributed to the IHC.

298	JPMorgan Chase & Co./2020 Form 10-K

Supplementary information
Selected quarterly financial data (unaudited)

As of or for the period ended	2020				2019
(in millions, except per share, ratio, headcount data and where otherwise noted)	4th quarter	3rd quarter	2nd quarter	1st quarter	4th quarter	3rd quarter	2nd quarter	1st quarter
Selected income statement data
Total net revenue(a)	$29,224	$29,147	$32,980	$28,192	$28,285	$29,291	$28,747	$29,076
Total noninterest expense(a)	16,048	16,875	16,942	16,791	16,293	16,372	16,256	16,348
Pre-provision profit(b)	13,176	12,272	16,038	11,401	11,992	12,919	12,491	12,728
Provision for credit losses	(1,889)	611	10,473	8,285	1,427	1,514	1,149	1,495
Income before income tax expense	15,065	11,661	5,565	3,116	10,565	11,405	11,342	11,233
Income tax expense	2,929	2,218	878	251	2,045	2,325	1,690	2,054
Net income	$12,136	$9,443	$4,687	$2,865	$8,520	$9,080	$9,652	$9,179
Earnings per share data
Net income: Basic	$3.80	$2.93	$1.39	$0.79	$2.58	$2.69	$2.83	$2.65
Diluted	3.79	2.92	1.38	0.78	2.57	2.68	2.82	2.65
Average shares: Basic	3,079.7	3,077.8	3,076.3	3,095.8	3,140.7	3,198.5	3,250.6	3,298.0
Diluted	3,085.1	3,082.8	3,081.0	3,100.7	3,148.5	3,207.2	3,259.7	3,308.2
Market and per common share data
Market capitalization	$387,492	$293,451	$286,658	$274,323	$429,913	$369,133	$357,479	$328,387
Common shares at period-end	3,049.4	3,048.2	3,047.6	3,047.0	3,084.0	3,136.5	3,197.5	3,244.0
Book value per share	81.75	79.08	76.91	75.88	75.98	75.24	73.88	71.78
TBVPS(b)	66.11	63.93	61.76	60.71	60.98	60.48	59.52	57.62
Cash dividends declared per share	0.90	0.90	0.90	0.90	0.90	0.90	0.80	0.80
Selected ratios and metrics
ROE(c)	19%	15%	7%	4%	14%	15%	16%	16%
ROTCE(b)(c)	24	19	9	5	17	18	20	19
ROA(b)	1.42	1.14	0.58	0.40	1.22	1.30	1.41	1.39
Overhead ratio	55	58	51	60	58	56	57	56
Loans-to-deposits ratio(d)	47	49	52	57	64	64	65	66
Firm LCR (average)	110	114	117	114	116	115	113	111
JPMorgan Chase Bank, N.A. LCR (average)	160	157	140	117	116	112	112	109
CET1 capital ratio(e)	13.1	13.1	12.4	11.5	12.4	12.3	12.2	12.1
Tier 1 capital ratio(e)	15.0	15.0	14.3	13.3	14.1	14.1	14.0	13.8
Total capital ratio(e)	17.3	17.3	16.7	15.5	16.0	15.9	15.8	15.7
Tier 1 leverage ratio(e)	7.0	7.0	6.9	7.5	7.9	7.9	8.0	8.1
SLR(e)	6.9	7.0	6.8	6.0	6.3	6.3	6.4	6.4
Selected balance sheet data (period-end)
Trading assets(d)	$503,126	$505,822	$491,716	$510,923	$369,687	$457,274	$485,567	$495,021
Investment Securities	589,999	531,136	558,791	471,144	398,239	394,251	307,264	267,365
Loans(d)	1,012,853	989,740	1,009,382	1,049,610	997,620	980,019	990,775	990,515
Total assets	3,386,071	3,246,076	3,213,616	3,139,431	2,687,379	2,764,661	2,727,379	2,737,188
Deposits	2,144,257	2,001,416	1,931,029	1,836,009	1,562,431	1,525,261	1,524,361	1,493,441
Long-term debt	281,685	279,175	317,003	299,344	291,498	296,472	288,869	290,893
Common stockholders’ equity	249,291	241,050	234,403	231,199	234,337	235,985	236,222	232,844
Total stockholders’ equity	279,354	271,113	264,466	261,262	261,330	264,348	263,215	259,837
Headcount	255,351	256,358	256,710	256,720	256,981	257,444	254,983	255,998
Credit quality metrics
Allowance for loan losses and lending- related commitments	$30,737	$33,637	$34,301	$25,391	$14,314	$14,400	$14,295	$14,591
Allowance for loan losses to total retained loans	2.95%	3.26%	3.27%	2.32%	1.39%	1.42%	1.39%	1.43%
Nonperforming assets(d)	$10,906	$11,462	$9,715	$7,062	$5,054	$5,993	$5,260	$5,616
Net charge-offs	1,050	1,180	1,560	1,469	1,494	1,371	1,403	1,361
Net charge-off rate	0.44%	0.49%	0.64%	0.62%	0.63%	0.58%	0.60%	0.58%
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
(b)Pre-provision profit, TBVPS and ROTCE are each non-GAAP financial measures. Tangible common equity (“TCE”) is also a non-GAAP financial measure. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 62–64 for a further discussion of these measures.
(c)Quarterly ratios are based on annualized amounts.
(d)In the third quarter of 2020, the Firm reclassified certain fair value option elected lending-related positions from trading assets to loans and other assets. Prior-period amounts have been revised to conform with the current presentation.
(e)The capital metrics reflect the relief provided by the Federal Reserve Board in response to the COVID-19 pandemic, including the CECL capital transition provisions that became effective in the first quarter of 2020. The SLR reflects the temporary exclusions of U.S. Treasury securities and deposits at Federal Reserve Banks that became effective in the second quarter of 2020. Refer to Regulatory Developments Relating to the COVID-19 Pandemic on pages 52-53 and Capital Risk Management on pages 91-101 for additional information.

JPMorgan Chase & Co./2020 Form 10-K	299

Distribution of assets, liabilities and stockholders’ equity; interest rates and interest differentials
Consolidated average balance sheets, interest and rates
Provided below is a summary of JPMorgan Chase’s consolidated average balances, interest and rates on a taxable-equivalent basis for the years 2018 through 2020. Income computed on a taxable-equivalent basis is the income reported in the Consolidated statements of income, adjusted to present interest income and rates earned on assets exempt from income taxes (i.e., federal taxes) on a basis comparable with other taxable investments. The incremental tax rate used for calculating the taxable-equivalent adjustment was approximately 24% in 2020, 2019 and 2018.

(Table continued on next page)
(Unaudited)	2020
Year ended December 31, (Taxable-equivalent interest and rates; in millions, except rates)	Average balance		Interest(h)		Rate
Assets
Deposits with banks	$444,058		$749		0.17%
Federal funds sold and securities purchased under resale agreements	275,926		2,436		0.88
Securities borrowed	143,472		(302)		(0.21)	(j)
Trading assets – debt instruments(a)	322,936		7,869		2.44
Taxable securities	476,650		7,843		1.65
Non-taxable securities(b)	33,287		1,437		4.32
Total investment securities	509,937		9,280		1.82	(k)
Loans(a)	1,004,597		43,886	(i)	4.37
All other interest-earning assets(a)(c)	78,784		1,023		1.30
Total interest-earning assets	2,779,710		64,941		2.34
Allowance for loan losses	(25,775)
Cash and due from banks	22,241
Trading assets – equity and other instruments(a)	118,055
Trading assets – derivative receivables	76,572
Goodwill, MSRs and other intangible assets	51,934
All other noninterest-earning assets(a)	180,411
Total assets	$3,203,148
Liabilities
Interest-bearing deposits	$1,389,224		$2,357		0.17%
Federal funds purchased and securities loaned or sold under repurchase agreements	255,421		1,058		0.41
Short-term borrowings(d)	38,853		372		0.96
Trading liabilities – debt and all other interest-bearing liabilities(e)(f)	205,255		195		0.10	(j)
Beneficial interests issued by consolidated VIEs	19,216		214		1.12
Long-term debt	254,400		5,764		2.27
Total interest-bearing liabilities	2,162,369		9,960		0.46
Noninterest-bearing deposits	517,527
Trading liabilities – equity and other instruments(f)	32,628
Trading liabilities – derivative payables	61,593
All other liabilities, including the allowance for lending-related commitments	162,267
Total liabilities	2,936,384
Stockholders’ equity
Preferred stock	29,899
Common stockholders’ equity	236,865
Total stockholders’ equity	266,764	(g)
Total liabilities and stockholders’ equity	$3,203,148
Interest rate spread					1.88%
Net interest income and net yield on interest-earning assets			$54,981		1.98
(a)In the third quarter of 2020, the Firm reclassified certain fair value option elected lending-related positions from trading assets to loans and other assets. Prior-period amounts have been revised to conform with the current presentation.
(b)Represents securities that are tax-exempt for U.S. federal income tax purposes.
(c)Includes brokerage-related held-for-investment customer receivables, which are classified in accrued interest and accounts receivable, and all other interest-earning assets, which are classified in other assets on the Consolidated Balance Sheets.
(d)Includes commercial paper.
(e)All other interest-bearing liabilities include brokerage-related customer payables.
Within the Consolidated average balance sheets, interest and rates summary, the principal amounts of nonaccrual loans have been included in the average loan balances used to determine the average interest rate earned on loans. Refer to Note 12 for additional information on nonaccrual loans, including interest accrued.

300	JPMorgan Chase & Co./2020 Form 10-K

(Table continued from previous page)
2019						2018
Average balance		Interest(h)		Rate		Average balance		Interest(h)		Rate

$280,004		$3,887		1.39%		$405,514		$5,907		1.46%
275,429		6,146		2.23		217,150		3,819		1.76
131,291		1,574		1.20		115,082		913		0.79
294,958		9,189		3.12		208,266		7,206		3.46
284,127		7,962		2.80		194,232		5,653		2.91
35,748		1,655		4.63		42,456		1,987		4.68
319,875		9,617		3.01	(k)	236,688		7,640		3.23	(k)
989,943		52,012	(i)	5.25		977,406		49,208	(i)	5.03
53,779		2,146		3.99		52,551		2,035		3.87
2,345,279		84,571		3.61		2,212,657		76,728		3.47
(13,331)						(13,269)
20,645						21,694
114,323						118,152
53,786						60,734
53,683						54,669
167,456						154,261
$2,741,841						$2,608,898

$1,115,848		$8,957		0.80%		$1,045,037		$5,973		0.57%
227,994		4,630		2.03		189,282		3,066		1.62
52,426		1,248		2.38		54,993		1,144		2.08
182,105		2,585		1.42		177,788		2,387		1.34
22,501		568		2.52		21,079		493		2.34
247,968		8,807		3.55		243,246		7,978		3.28
1,848,842		26,795		1.45		1,731,425		21,041		1.22
407,219						411,424
31,085						34,667
42,560						43,075
151,717						132,836
2,481,423						2,353,427

27,511						26,249
232,907						229,222
260,418	(g)					255,471	(g)
$2,741,841						$2,608,898
				2.16%						2.25%
		$57,776		2.46				$55,687		2.52
(f) The combined balance of trading liabilities – debt and equity instruments was $106.5 billion, $101.0 billion and $107.0 billion for the years ended December 31, 2020, 2019 and 2018, respectively.
(g) The ratio of average stockholders’ equity to average assets was 8.3%, 9.5% and 9.8% for the years ended December 31, 2020, 2019 and 2018, respectively. The return on average stockholders’ equity, based on net income, was 10.9%, 14.0% and 12.7% for the years ended December 31, 2020, 2019 and 2018, respectively.
(h) Interest includes the effect of related hedging derivatives. Taxable-equivalent amounts are used where applicable.
(i) Fees and commissions on loans included in loan interest amounted to $1.0 billion for the year ended December 31, 2020, and $1.2 billion each for the years ended December 31, 2019 and 2018.
(j) Negative interest income and yield are related to the impact of current interest rates combined with the fees paid on client-driven securities borrowed balances. The negative interest expense related to prime brokerage customer payables is recognized in interest expense and reported within trading liabilities - debt and all other interest-bearing liabilities.
(k) The annualized rate for securities based on amortized cost was 1.85%, 3.05% and 3.25% for the years ended December 31, 2020, 2019 and 2018, respectively, and does not give effect to changes in fair value that are reflected in AOCI.

JPMorgan Chase & Co./2020 Form 10-K	301

Interest rates and interest differential analysis of net interest income – U.S. and non-U.S.

Presented below is a summary of interest and rates segregated between U.S. and non-U.S. operations for the years 2018 through 2020. The segregation of U.S. and non-U.S. components is based on the location of the office recording the transaction. Intercompany funding generally consists of dollar-denominated deposits originated in various locations that are centrally managed by Treasury and CIO.

(Table continued on next page)
	2020
(Unaudited) Year ended December 31, (Taxable-equivalent interest and rates; in millions, except rates)	Average balance	Interest	Rate
Interest-earning assets
Deposits with banks:
U.S.	$294,669	$768	0.26%
Non-U.S.	149,389	(19)	(0.01)
Federal funds sold and securities purchased under resale agreements:
U.S.	141,409	1,341	0.95
Non-U.S.	134,517	1,095	0.81
Securities borrowed:(a)
U.S.	100,026	(305)	(0.30)
Non-U.S.	43,446	3	0.01
Trading assets – debt instruments: (b)
U.S.	216,025	5,056	2.34
Non-U.S.	106,911	2,813	2.63
Investment securities:
U.S.	475,832	8,703	1.83
Non-U.S.	34,105	577	1.69
Loans:(b)
U.S.	909,850	41,708	4.58
Non-U.S.	94,747	2,178	2.30
All other interest-earning assets, predominantly U.S.(b)	78,784	1,023	1.30
Total interest-earning assets	2,779,710	64,941	2.34
Interest-bearing liabilities
Interest-bearing deposits:
U.S.	1,068,857	2,288	0.21
Non-U.S.	320,367	69	0.02
Federal funds purchased and securities loaned or sold under repurchase agreements:
U.S.	204,958	863	0.42
Non-U.S.	50,463	195	0.39
Trading liabilities – debt, short-term and all other interest-bearing liabilities:(a)(c)
U.S.	151,120	(30)	(0.02)
Non-U.S.	92,988	597	0.64
Beneficial interests issued by consolidated VIEs, predominantly U.S.	19,216	214	1.12
Long-term debt:
U.S.	247,623	5,704	2.30
Non-U.S.	6,777	60	0.89
Intercompany funding:
U.S.	(46,327)	(1,254)	—
Non-U.S.	46,327	1,254	—
Total interest-bearing liabilities	2,162,369	9,960	0.46
Noninterest-bearing liabilities(d)	617,341
Total investable funds	$2,779,710	$9,960	0.36%
Net interest income and net yield:		$54,981	1.98%
U.S.		49,242	2.25
Non-U.S.		5,739	0.97
Percentage of total assets and liabilities attributable to non-U.S. operations:
Assets			23.5
Liabilities			20.9
(a)Negative interest income and yield are related to the impact of current interest rates combined with the fees paid on client-driven securities borrowed balances. The negative interest expense related to prime brokerage customer payables is recognized in interest expense and reported within trading liabilities - debt and all other interest-bearing liabilities.
(b)In the third quarter of 2020, the Firm reclassified certain fair value option elected lending-related positions from trading assets to loans and other assets. Prior-period amounts have been revised to conform with the current presentation.
(c)Includes commercial paper.
(d)Represents the amount of noninterest-bearing liabilities funding interest-earning assets.

302	JPMorgan Chase & Co./2020 Form 10-K

Refer to the “Net interest income” discussion in Consolidated Results of Operations on pages 54-56 for further information.

(Table continued from previous page)
2019			2018
Average balance	Interest	Rate	Average balance	Interest	Rate

$165,066	$3,588	2.17%	$305,117	$5,703	1.87%
114,938	299	0.26	100,397	204	0.20

150,205	4,068	2.71	102,144	2,427	2.38
125,224	2,078	1.66	115,006	1,392	1.21

92,625	1,423	1.54	77,027	825	1.07
38,666	151	0.39	38,055	88	0.23

200,811	6,157	3.07	121,967	4,229	3.47
94,147	3,032	3.22	86,299	2,977	3.45

287,961	8,963	3.11	200,883	6,943	3.46
31,914	654	2.05	35,805	697	1.95

898,570	49,058	5.46	882,314	46,227	5.24
91,373	2,954	3.23	95,092	2,981	3.13
53,779	2,146	3.99	52,551	2,035	3.87
2,345,279	84,571	3.61	2,212,657	76,728	3.47

850,493	6,896	0.81	802,786	4,562	0.57
265,355	2,061	0.78	242,251	1,411	0.58

164,284	3,989	2.43	117,754	2,562	2.18
63,710	641	1.01	71,528	504	0.70

147,247	2,574	1.75	147,512	2,225	1.51
87,284	1,259	1.44	85,269	1,306	1.53
22,501	568	2.52	21,079	493	2.34

241,914	8,766	3.62	239,718	7,954	3.32
6,054	41	0.68	3,528	24	0.68

(42,947)	(1,414)	—	(51,933)	(746)	—
42,947	1,414	—	51,933	746	—
1,848,842	26,795	1.45	1,731,425	21,041	1.22
496,437			481,232
$2,345,279	$26,795	1.14%	$2,212,657	$21,041	0.95%
	$57,776	2.46%		$55,687	2.52%
	52,217	2.86		50,236	2.95
	5,559	1.07		5,451	1.05

		24.5			24.7
		22.1			22.3

JPMorgan Chase & Co./2020 Form 10-K	303

Changes in net interest income, volume and rate analysis

The table below presents an attribution of net interest income between volume and rate. The attribution between volume and rate is calculated using annual average balances for each category of assets and liabilities shown in the table and the corresponding annual rates (refer to pages 300–304 for more information on average balances and rates). In this analysis, when the change cannot be isolated to either volume or rate, it has been allocated to volume. The annual rates include the impact of changes in market rates, as well as the impact of any change in composition of the various products within each category of asset or liability. This analysis is calculated separately for each category without consideration of the relationship between categories (for example, the net spread between the rates earned on assets and the rates paid on liabilities that fund those assets). As a result, changes in the granularity or groupings considered in this analysis would produce a different attribution result, and due to the complexities involved, precise allocation of changes in interest rates between volume and rates is inherently complex and judgmental.

	2020 versus 2019			2019 versus 2018
(Unaudited)	Increase/(decrease) due to change in:			Increase/(decrease) due to change in:
Year ended December 31, (On a taxable-equivalent basis; in millions)	Volume	Rate	Net change	Volume	Rate	Net change
Interest-earning assets
Deposits with banks:
U.S.	$333	$(3,153)	$(2,820)	$(3,030)	$915	$(2,115)
Non-U.S.	(8)	(310)	(318)	35	60	95
Federal funds sold and securities purchased under resale agreements:
U.S.	(83)	(2,644)	(2,727)	1,304	337	1,641
Non-U.S.	81	(1,064)	(983)	168	518	686
Securities borrowed:(a)
U.S.	(24)	(1,704)	(1,728)	236	362	598
Non-U.S.	(1)	(147)	(148)	2	61	63
Trading assets – debt instruments:(b)
U.S.	365	(1,466)	(1,101)	2,416	(488)	1,928
Non-U.S.	336	(555)	(219)	253	(198)	55
Investment securities:
U.S.	3,426	(3,686)	(260)	2,723	(703)	2,020
Non-U.S.	38	(115)	(77)	(79)	36	(43)
Loans:(b)
U.S.	557	(7,907)	(7,350)	890	1,941	2,831
Non-U.S.	74	(850)	(776)	(122)	95	(27)
All other interest-earning assets, predominantly U.S.(b)	324	(1,447)	(1,123)	48	63	111
Change in interest income	5,418	(25,048)	(19,630)	4,844	2,999	7,843
Interest-bearing liabilities
Interest-bearing deposits:
U.S.	495	(5,103)	(4,608)	407	1,927	2,334
Non-U.S.	25	(2,017)	(1,992)	165	485	650
Federal funds purchased and securities loaned or sold under repurchase agreements:
U.S.	176	(3,302)	(3,126)	1,133	294	1,427
Non-U.S.	(51)	(395)	(446)	(85)	222	137
Trading liabilities – debt, short-term and all other interest-bearing liabilities: (a)(c)
U.S.	2	(2,606)	(2,604)	(5)	354	349
Non-U.S.	36	(698)	(662)	30	(77)	(47)
Beneficial interests issued by consolidated VIEs, predominantly U.S.	(37)	(317)	(354)	37	38	75
Long-term debt:
U.S.	131	(3,193)	(3,062)	93	719	812
Non-U.S.	6	13	19	17	—	17
Intercompany funding:
U.S.	(89)	249	160	293	(961)	(668)
Non-U.S.	89	(249)	(160)	(293)	961	668
Change in interest expense	783	(17,618)	(16,835)	1,792	3,962	5,754
Change in net interest income	$4,635	$(7,430)	$(2,795)	$3,052	$(963)	$2,089
(a)Negative interest income and yield are related to the impact of current interest rates combined with the fees paid on client-driven securities borrowed balances. The negative interest expense related to prime brokerage customer payables is recognized in interest expense and reported within trading liabilities - debt and all other interest-bearing liabilities.
(b)In the third quarter of 2020, the Firm reclassified certain fair value option elected lending-related positions from trading assets to loans and other assets. Prior-period amounts have been revised to conform with the current presentation.
(c)Includes commercial paper.

304	JPMorgan Chase & Co./2020 Form 10-K

Glossary of Terms and Acronyms

2020 Form 10-K: Annual report on Form 10-K for year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission.
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

JPMorgan Chase & Co./2020 Form 10-K	305

Glossary of Terms and Acronyms

Criticized: Criticized loans, lending-related commitments and derivative receivables that are classified as special mention, substandard and doubtful categories for regulatory purposes.
CRO: Chief Risk Officer
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
Dodd-Frank Act: Wall Street Reform and Consumer Protection Act
DVA: Debit valuation adjustment
EC: European Commission
Eligible HQLA: Eligible high-quality liquid assets, for purposes of calculating the LCR, is the amount of unencumbered HQLA that satisfy certain operational considerations as defined in the LCR rule.
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
•Structural expenses are those associated with the day-today cost of running the bank and are expenses not covered by the above two categories. Examples of structural expenses include employee salaries and benefits, as well as noncompensation costs such as real estate and all other expenses.
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
FINRA: Financial Industry Regulatory Authority
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
FSB: Financial Stability Board

306	JPMorgan Chase & Co./2020 Form 10-K

Glossary of Terms and Acronyms

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
HQLA: “High-quality liquid assets” consist of cash and certain high-quality liquid securities as defined in the LCR rule.
HTM: Held-to-maturity
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

JPMorgan Chase & Co./2020 Form 10-K	307

Glossary of Terms and Acronyms

MBS: Mortgage-backed securities
MD&A: Management’s discussion and analysis
Measurement alternative: Measures equity securities without readily determinable fair values at cost less impairment (if any), plus or minus observable price changes from an identical or similar investment of the same issuer.
Merchant Services: offers merchants payment processing capabilities, fraud and risk management, data and analytics, and other payments services. Through Merchant Services, merchants of all sizes can accept payments via credit and debit cards and payments in multiple currencies.
MEV: Macroeconomic variable
MMLF: Money Market Mutual Fund Liquidity Facility
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
•Reward costs: The cost to the Firm for points earned by cardholders enrolled in credit card rewards programs generally tied to sales transactions.
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
Net production revenue: Includes fees and income recognized as earned on mortgage loans originated with the

308	JPMorgan Chase & Co./2020 Form 10-K

Glossary of Terms and Acronyms

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
NFA: National Futures Association
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
PD: Probability of default
PDCF: Primary Dealer Credit Facility
PPP: Paycheck Protection Program
PPPL Facility: Paycheck Protection Program Lending Facility
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
Principal transactions revenue: Principal transactions revenue is driven by many factors, including:
•the bid-offer spread, which is the difference between the price at which a market participant is willing and able to

JPMorgan Chase & Co./2020 Form 10-K	309

Glossary of Terms and Acronyms

sell an instrument to the Firm and the price at which another market participant is willing and able to buy it from the Firm, and vice versa; and
•realized and unrealized gains and losses on financial instruments and commodities transactions, including those accounted for under the fair value option, primarily used in client-driven market-making activities, and on private equity investments.
–Realized gains and losses result from the sale of instruments, closing out or termination of transactions, or interim cash payments.
–Unrealized gains and losses result from changes in valuation.
In connection with its client-driven market-making activities, the Firm transacts in debt and equity instruments, derivatives and commodities, including physical commodities inventories and financial instruments that reference commodities.
Principal transactions revenue also includes realized and unrealized gains and losses related to:
•derivatives designated in qualifying hedge accounting relationships, primarily fair value hedges of commodity and foreign exchange risk;
•derivatives used for specific risk management purposes, primarily to mitigate credit risk and foreign exchange risk.
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
SCB: Stress Capital Buffer
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
Shelf securities: Securities registered with the SEC under a shelf registration statement that have not been issued, offered or sold. These securities are not included in league tables until they have actually been issued.
Single-name: Single reference-entities

310	JPMorgan Chase & Co./2020 Form 10-K

Glossary of Terms and Acronyms

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
VCG: Valuation Control Group
VGF: Valuation Governance Forum
VIEs: Variable interest entities
Warehouse loans: Consist of prime mortgages originated with the intent to sell that are accounted for at fair value and classified as loans.

JPMorgan Chase & Co./2020 Form 10-K	311

Investment securities portfolio

Refer to Note 10 for information regarding the investment securities portfolio as of December 31, 2020 and 2019, and for the years ended December 31, 2020 and 2019.

	2018
(Unaudited) December 31, (in millions)	Amortized cost	Fair value
Available-for-sale securities
Mortgage-backed securities: U.S. GSEs and government agencies	$69,026	$68,646
U.S. Treasury and government agencies	55,771	56,059
All other AFS securities	103,972	105,689
Total available-for-sale securities	$228,769	$230,394

Held-to-maturity securities
Mortgage-backed securities: U.S. GSEs and government agencies	26,610	26,544
All other HTM securities	4,824	4,914
Total held-to-maturity securities	$31,434	$31,458
Total investment securities	$260,203	$261,852

Loan portfolio
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
Additionally, in the third quarter of 2020, the Firm reclassified certain fair value option elected lending-related positions from trading assets to loans. Prior-period amounts have been revised to conform with the current presentation.
The table below presents loans by portfolio segment and loan class that are presented in Note 12.

(Unaudited) December 31, (in millions)	2020	2019	2018	2017	2016
U.S. consumer, excluding credit card loans
Residential real estate	$241,578	$266,135	$296,677	$291,054	$281,774
Auto and other	76,825	51,682	52,324	55,296	63,380
Total U.S. consumer, excluding credit card loans	318,403	317,817	349,001	346,350	345,154
Non-U.S. consumer, excluding credit card loans
Residential real estate	176	—	—	836	1,976
Auto and other	—	—	—	—	—
Total Non-U.S. consumer, excluding credit card loans	176	—	—	836	1,976
Total consumer, excluding credit card loans
Residential real estate	241,754	266,135	296,677	291,890	283,750
Auto and other	76,825	51,682	52,324	55,296	63,380
Total consumer, excluding credit card loans	318,579	317,817	349,001	347,186	347,130
Credit card Loans
U.S. credit card loans	144,103	168,787	156,312	149,107	141,447
Non-U.S. credit card loans	113	137	320	404	369
Total credit card loans	144,216	168,924	156,632	149,511	141,816
Total consumer loans	462,795	486,741	505,633	496,697	488,946
U.S. wholesale loans
Secured by real estate	124,887	126,735	121,169	120,078	112,134
Commercial and industrial	112,911	115,389	138,374	115,537	110,555
Other	185,945	154,633	136,609	120,608	111,509
Total U.S. wholesale loans	423,743	396,757	396,152	356,223	334,198
Non-U.S. wholesale loans
Secured by real estate	3,090	2,837	2,709	2,625	2,905
Commercial and industrial	44,076	38,214	37,035	36,438	35,673
Other	79,149	73,071	74,231	67,446	61,109
Total non-U.S. wholesale loans	126,315	114,122	113,975	106,509	99,687
Total wholesale loans
Secured by real estate	127,977	129,572	123,878	122,703	115,039
Commercial and industrial	156,987	153,603	175,409	151,975	146,228
Other	265,094	227,704	210,840	188,054	172,618
Total wholesale loans	550,058	510,879	510,127	462,732	433,885
Total loans(a)	$1,012,853	$997,620	$1,015,760	$959,429	$922,831
Memo:
Loans held-for-sale	$7,873	$7,064	$11,988	$3,351	$2,628
Loans at fair value	44,474	44,955	34,357	31,240	30,296
Total loans held-for-sale and loans at fair value	$52,347	$52,019	$46,345	$34,591	$32,924
(a)Loans (other than those for which the fair value option has been elected) are presented net of unamortized discounts and premiums and net deferred loan fees or costs. These amounts were not material as of December 31, 2020, 2019, 2018, 2017 and 2016.

Maturities and sensitivity to changes in interest rates
The table below sets forth wholesale loan maturities and the distribution between fixed and floating interest rates based on the stated terms of the loan agreements. The table below also presents loans by loan class that are presented in Note 12. The table does not include the impact of derivative instruments.

(Unaudited) December 31, 2020 (in millions)	Within 1 year (a)	1-5 years	After 5 years	Total
U.S.
Secured by real estate	$4,847	$25,575	$94,465	$124,887
Commercial and industrial	35,318	72,084	5,509	112,911
Other	81,462	73,964	30,519	185,945
Total U.S.	121,627	171,623	130,493	423,743
Non-U.S.
Secured by real estate	907	1,797	386	3,090
Commercial and industrial	13,307	26,460	4,309	44,076
Other	55,249	20,142	3,758	79,149
Total non-U.S.	69,463	48,399	8,453	126,315
Total wholesale loans	$191,090	$220,022	$138,946	$550,058
Loans at fixed interest rates		$36,693	$31,548
Loans at variable interest rates		183,329	107,398
Total wholesale loans		$220,022	$138,946
(a)Includes demand loans and overdrafts.
Risk elements
The following tables set forth nonperforming assets, contractually past-due assets, and accruing restructured loans by portfolio segment and loan class that are presented in Note 12.

(Unaudited) December 31, (in millions)	2020	2019	2018	2017	2016
Nonperforming assets
U.S. nonaccrual loans:
Consumer, excluding credit card loans	$6,467	$3,366	$3,853	$4,463	$4,662
Credit card loans	NA	NA	NA	NA	NA
Total U.S. nonaccrual consumer loans	6,467	3,366	3,853	4,463	4,662
Wholesale:
Secured by real estate	966	267	483	251	253
Commercial and industrial	1,249	759	700	887	1,487
Other	897	33	35	126	127
Total U.S. wholesale nonaccrual loans	3,112	1,059	1,218	1,264	1,867
Total U.S. nonaccrual loans	9,579	4,425	5,071	5,727	6,529
Non-U.S. nonaccrual loans:
Consumer, excluding credit card loans	—	—	—	—	—
Credit card loans	NA	NA	NA	NA	NA
Total non-U.S. nonaccrual consumer loans	—	—	—	—	—
Wholesale:
Secured by real estate	18	—	67	81	35
Commercial and industrial	856	209	395	807	459
Other	120	3	9	21	79
Total non-U.S. wholesale nonaccrual loans	994	212	471	909	573
Total non-U.S. nonaccrual loans	994	212	471	909	573
Total nonaccrual loans	10,573	4,637	5,542	6,636	7,102
Derivative receivables	56	30	60	130	223
Assets acquired in loan satisfactions	277	387	299	353	429
Nonperforming assets	$10,906	$5,054	$5,901	$7,119	$7,754
Memo:
Loans held-for-sale	$284	$7	$—	$—	$162
Loans at fair value	1,507	647	931	693	219
Total loans held-for-sale and loans at fair value	$1,791	$654	$931	$693	$381

(Unaudited) December 31, (in millions)	2020	2019	2018	2017	2016
Contractually past-due loans(a)
U.S. loans:
Consumer, excluding credit card loans(b)	$—	$—	$—	$—	$—
Credit card loans	1,317	1,605	1,442	1,378	1,143
Total U.S. consumer loans	1,317	1,605	1,442	1,378	1,143
Wholesale:
Secured by real estate	15	1	11	10	9
Commercial and industrial	20	36	166	67	90
Other	19	5	7	62	24
Total U.S. wholesale loans	54	42	184	139	123
Total U.S. loans	1,371	1,647	1,626	1,517	1,266
Non-U.S. loans:
Consumer, excluding credit card loans	—	—	—	—	—
Credit card loans	2	2	3	1	2
Total non-U.S. consumer loans	2	2	3	1	2
Wholesale:
Secured by real estate	—	—	—	—	—
Commercial and industrial	—	1	2	1	9
Other	3	—	2	1	—
Total non-U.S. wholesale loans	3	1	4	2	9
Total non-U.S. loans	5	3	7	3	11
Total contractually past due loans	$1,376	$1,650	$1,633	$1,520	$1,277
(a)Represents accruing loans past-due 90 days or more as to principal and interest, which are not characterized as nonaccrual loans. Prior to the adoption of CECL, excluded PCI loans which were accounted for on a pool basis. Since each pool was accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, the past-due status of the pools, or that of individual loans within the pools, was not meaningful. The Firm recognized interest income on each pool of loans as each of the pools was performing.
(b)At December 31, 2020, 2019, 2018, 2017 and 2016, excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $364 million, $193 million, $1.6 billion, $2.7 billion and $2.7 billion, respectively. At December 31, 2016, student loans insured by U.S. government agencies under the Federal Family Education Loan Program of $263 million were also excluded prior to sale of the student loan portfolio in 2017. These amounts have been excluded from nonaccrual loans based upon the government guarantee.

(Unaudited) December 31, (in millions)	2020	2019	2018	2017	2016
Accruing restructured loans(a)
U.S.:
Consumer, excluding credit card loans	$3,007	$3,600	$4,171	$4,972	$5,528
Credit card loans(b)	1,375	1,452	1,319	1,215	1,240
Total U.S. consumer loans	4,382	5,052	5,490	6,187	6,768
Wholesale:
Secured by real estate	16	14	9	6	18
Commercial and industrial	202	34	59	129	64
Other	61	2	4	2	—
Total U.S. wholesale loans	279	50	72	137	82
Total U.S.	4,661	5,102	5,562	6,324	6,850
Non-U.S.:
Consumer, excluding credit card loans	—	—	—	—	—
Credit card loans(b)	—	—	—	—	—
Total non-U.S. consumer loans	—	—	—	—	—
Wholesale:
Secured by real estate	—	30	—	—	—
Commercial and industrial	75	2	45	21	17
Other	4	3	—	—	—
Total non-U.S. wholesale loans	79	35	45	21	17
Total non-U.S.	79	35	45	21	17
Total accruing restructured notes	$4,740	$5,137	$5,607	$6,345	$6,867
(a)Represents performing loans modified in TDRs in which an economic concession was granted by the Firm and the borrower has demonstrated its ability to repay the loans according to the terms of the restructuring. As defined in U.S. GAAP, concessions include the reduction of interest rates or the deferral of interest or principal payments, resulting from deterioration in the borrowers’ financial condition. Excludes nonaccrual assets and contractually past-due assets, which are included in the sections above.
(b)Includes credit card loans that have been modified in a TDR.
Refer to Credit and Investment Risk Management on pages 110–134, and Note 12 for a discussion of nonaccrual loans, past-due loan accounting policies, and accruing restructured loans.

Impact of nonaccrual loans and accruing restructured loans on interest income
The negative impact on interest income from nonaccrual loans represents the difference between the amount of interest income that would have been recorded on such nonaccrual loans according to their original contractual terms had they been performing and the amount of interest that actually was recognized on a cash basis. The negative impact on interest income from accruing restructured loans represents the difference between the amount of interest income that would have been recorded on such loans according to their original contractual terms and the amount of interest that actually was recognized under the modified terms. The following table sets forth this data for the years specified. The change in forgone interest income from 2018 through 2020 was primarily driven by the change in the levels of nonaccrual loans.

(Unaudited) Year ended December 31, (in millions)	2020	2019	2018
Nonaccrual loans
U.S.:
Consumer, excluding credit card:
Gross amount of interest that would have been recorded at the original terms	$330	$242	$296
Interest that was recognized in income	(174)	(160)	(171)
Total U.S. consumer, excluding credit card	156	82	125
Credit card:
Gross amount of interest that would have been recorded at the original terms	NA	NA	NA
Interest that was recognized in income	NA	NA	NA
Total U.S. credit card	NA	NA	NA
Total U.S. consumer	156	82	125
Wholesale:
Gross amount of interest that would have been recorded at the original terms	104	77	73
Interest that was recognized in income	(60)	(40)	(32)
Total U.S. wholesale	44	37	41
Negative impact — U.S.	200	119	166
Non-U.S.:
Consumer, excluding credit card:
Gross amount of interest that would have been recorded at the original terms	—	—	—
Interest that was recognized in income	—	—	—
Total non-U.S. consumer, excluding credit card	—	—	—
Credit card:
Gross amount of interest that would have been recorded at the original terms	NA	NA	NA
Interest that was recognized in income	NA	NA	NA
Total non-U.S. credit card	NA	NA	NA
Total non-U.S. consumer	—	—	—
Wholesale:
Gross amount of interest that would have been recorded at the original terms	59	12	13
Interest that was recognized in income	(23)	(5)	(3)
Total non-U.S. wholesale	36	7	10
Negative impact — non-U.S.	36	7	10
Total negative impact on interest income	$236	$126	$176

(Unaudited) Year ended December 31, (in millions)	2020	2019	2018
Accruing restructured loans
U.S.:
Consumer, excluding credit card:
Gross amount of interest that would have been recorded at the original terms	$241	$279	$326
Interest that was recognized in income	(151)	(192)	(215)
Total U.S. consumer, excluding credit card	90	87	111
Credit card:
Gross amount of interest that would have been recorded at the original terms	255	265	227
Interest that was recognized in income	(69)	(72)	(65)
Total U.S. credit card	186	193	162
Total U.S. consumer	276	280	273
Wholesale:
Gross amount of interest that would have been recorded at the original terms	3	5	7
Interest that was recognized in income	(2)	(3)	(6)
Total U.S. wholesale	1	2	1
Negative impact — U.S.	277	282	274
Non-U.S.:
Consumer, excluding credit card:
Gross amount of interest that would have been recorded at the original terms	—	—	—
Interest that was recognized in income	—	—	—
Total non-U.S. consumer, excluding credit card	—	—	—
Credit card:
Gross amount of interest that would have been recorded at the original terms	—	—	—
Interest that was recognized in income	—	—	—
Total non-U.S. credit card	—	—	—
Total non-U.S. consumer	—	—	—
Wholesale:
Gross amount of interest that would have been recorded at the original terms	—	—	—
Interest that was recognized in income	—	—	—
Total non-U.S. wholesale	—	—	—
Negative impact — non-U.S.	—	—	—
Total negative impact on interest income	$277	$282	$274

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
JPMorgan Chase’s total cross-border exposures may fluctuate from period to period due to client activity and market flows. Refer to Country Risk Management on pages 143-144 for a further discussion of JPMorgan Chase’s country risk exposure.
The following table lists all countries in which JPMorgan Chase’s cross-border outstandings exceed 0.75% of consolidated assets as of the dates specified.

Cross-border outstandings exceeding 0.75% of total assets
(Unaudited) (in millions)	December 31,	Governments	Banks	Other(a)	Net local country assets	Total cross-border outstandings(b)	Commitments(c)	Total exposure
Germany	2020	$6,165	$842	$23,614	$55,882	$86,503	$73,712	$160,215
	2019	9,757	4,175	8,709	12,143	34,784	54,817	89,601
	2018	12,793	7,769	15,393	30,054	66,009	67,973	133,982
Cayman Islands	2020	$22	$329	$123,644	$32	$124,027	$85,830	$209,857
	2019	15	367	89,124	—	89,506	114,398	203,904
	2018	1	308	105,857	20	106,186	45,073	151,259
Japan	2020	$61	$11,263	$3,739	$55,200	$70,263	$31,360	$101,623
	2019	191	4,863	3,495	45,654	54,203	42,049	96,252
	2018	282	9,803	4,167	41,948	56,200	51,901	108,101
France	2020	$10,580	$7,019	$19,686	$2,476	$39,761	$114,307	$154,068
	2019	9,445	5,294	12,746	2,697	30,182	107,178	137,360
	2018	12,556	3,499	21,571	2,771	40,397	105,845	146,242
Italy	2020	$10,645	$4,169	$5,174	$1,052	$21,040	$49,832	$70,872
	2019	10,567	2,192	6,095	881	19,735	49,456	69,191
	2018	9,401	4,098	5,145	1,375	20,019	61,326	81,345
Ireland	2020	$125	$301	$15,679	$—	$16,105	$6,460	$22,565
	2019	381	319	18,061	—	18,761	9,520	28,281
	2018	185	45	19,439	—	19,669	5,585	25,254
China: Mainland	2020	$2,295	$8,439	$14,924	$2,633	$28,291	$8,827	$37,118
	2019	179	5,168	7,207	1,382	13,936	11,111	25,047
	2018	980	6,728	5,318	1,617	14,643	14,435	29,078
(a)Consists primarily of non-banking financial institutions.
(b)Outstandings include loans and accrued interest receivable, interest-bearing deposits with banks, acceptances, resale agreements, other monetary assets, cross-border trading debt and equity instruments, fair value of foreign exchange and derivative contracts, and local country assets, net of local country liabilities. The amounts associated with foreign exchange and derivative contracts are presented after taking into account the impact of legally enforceable master netting agreements.
(c)Commitments include outstanding letters of credit, undrawn commitments to extend credit, and the gross notional value of credit derivatives where JPMorgan Chase is a protection seller.

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
The following tables summarize the changes in the allowance for loan losses and the allowance for lending-related commitments, as well as loan loss analysis during the periods indicated. Refer to Allowance for credit losses on pages 132-133, and Note 13 for a further discussion.

Allowance for loan losses
(Unaudited) Year ended December 31, (in millions)	2020	2019	2018	2017	2016
Balance at beginning of year	$13,123	$13,445	$13,604	$13,776	$13,555
Cumulative effect of a change in accounting principle	4,172	NA	NA	NA	NA
U.S. charge-offs
U.S. consumer, excluding credit card	805	902	977	1,727	1,434
U.S. credit card	5,077	5,436	5,011	4,521	3,799
Total U.S. consumer charge-offs	5,882	6,338	5,988	6,248	5,233
U.S. wholesale:
Secured by real estate	16	53	28	36	43
Commercial and Industrial	530	282	160	102	267
Other	72	27	121	28	16
Total U.S. wholesale charge-offs	618	362	309	166	326
Total U.S. charge-offs	6,500	6,700	6,297	6,414	5,559
Non-U.S. charge-offs
Non-U.S. consumer, excluding credit card	—	—	—	—	—
Non-U.S. credit card	—	—	—	—	—
Total non-U.S. consumer charge-offs	—	—	—	—	—
Non-U.S. wholesale:
Secured by real estate	—	1	1	2	—
Commercial and Industrial	315	78	51	90	135
Other	21	31	—	6	3
Total non-U.S. wholesale charge-offs	336	110	52	98	138
Total non-U.S. charge-offs	336	110	52	98	138
Total charge-offs	6,836	6,810	6,349	6,512	5,697
U.S. recoveries
U.S. consumer, excluding credit card	(631)	(536)	(827)	(612)	(570)
U.S. credit card	(791)	(588)	(493)	(398)	(357)
Total U.S. consumer recoveries	(1,422)	(1,124)	(1,320)	(1,010)	(927)
U.S. wholesale:
Secured by real estate	(5)	(10)	(11)	(16)	(29)
Commercial and Industrial	(97)	(21)	(78)	(65)	(15)
Other	(22)	(18)	(38)	(17)	(9)
Total U.S. wholesale recoveries	(124)	(49)	(127)	(98)	(53)
Total U.S. recoveries	(1,546)	(1,173)	(1,447)	(1,108)	(980)
Non-U.S. recoveries
Non-U.S. consumer, excluding credit card	—	—	—	—	—
Non-U.S. credit card	—	—	—	—	—
Total non-U.S. consumer recoveries	—	—	—	—	—
Non-U.S. wholesale:
Secured by real estate	—	—	—	(1)	—
Commercial and Industrial	(12)	(4)	(45)	(2)	(9)
Other	(19)	(4)	(1)	(14)	(16)
Total non-U.S. wholesale recoveries	(31)	(8)	(46)	(17)	(25)
Total non-U.S. recoveries	(31)	(8)	(46)	(17)	(25)
Total recoveries	(1,577)	(1,181)	(1,493)	(1,125)	(1,005)
Net charge-offs	5,259	5,629	4,856	5,387	4,692
Write-offs of PCI loans(a)	NA	151	187	86	156
Provision for loan losses	16,291	5,449	4,885	5,300	5,080
Other	1	9	(1)	1	(11)
Balance at year-end	$28,328	$13,123	$13,445	$13,604	$13,776
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

Summary of loan and lending-related commitments loss experience
Allowance for lending-related commitments

(Unaudited) Year ended December 31, (in millions)	2020	2019	2018	2017	2016
Balance at beginning of year	$1,191	$1,055	$1,068	$1,078	$786
Cumulative effect of a change in accounting principles	98	NA	NA	NA	NA
Provision for lending-related commitments	1,121	136	(14)	(10)	281
Other	(1)	—	1	—	11
Balance at year-end	$2,409	$1,191	$1,055	$1,068	$1,078

Loan loss analysis
(Unaudited) As of or for the year ended December 31, (in millions, except ratios)	2020	2019	2018	2017	2016
Balances
Loans – average(a)	$1,004,597	$989,943	$977,406	$936,618	$892,954
Loans – year-end(a)	1,012,853	997,620	1,015,760	959,429	922,831
Net charge-offs	5,259	5,629	4,856	5,387	4,692
Allowance for loan losses:
U.S.	$27,343	$12,303	$12,692	$12,552	$12,738
Non-U.S.	985	820	753	1,052	1,038
Total allowance for loan losses	$28,328	$13,123	$13,445	$13,604	$13,776
Nonaccrual loans(a)	$10,573	$4,637	$5,542	$6,636	$7,102
Ratios
Net charge-offs to:
Loans retained – average	0.55%	0.60%	0.52%	0.60%	0.54%
Allowance for loan losses	18.56	42.89	36.12	39.60	34.06
Allowance for loan losses to:
Loans retained – year-end(b)	2.95	1.39	1.39	1.47	1.55
Nonaccrual loans retained	323	329	292	229	205
(a)In the third quarter of 2020, the Firm reclassified certain fair value option elected lending-related positions from trading assets to loans. Prior-period amounts have been revised to conform with the current presentation.
(b)For factors which influenced management's judgment in determining the amount of the additions to the allowance, refer to Critical Accounting Estimates Used by the Firm on pages 152-155 and Note 13. Refer to Provision for credit losses on page 55 for a more detailed discussion of the 2019 through 2020 provision for credit losses.

Deposits
The following table provides a summary of the average balances and average interest rates of JPMorgan Chase’s various deposits for the years indicated.

(Unaudited) Year ended December 31,	Average balances			Average interest rates
(in millions, except interest rates)	2020	2019	2018	2020	2019	2018
U.S. offices
Noninterest-bearing	$495,722	$386,116	$391,325	NA	NA	NA
Interest-bearing
Demand(a)	269,888	195,350	177,403	0.25%	1.42%	1.09%
Savings(b)	739,916	602,728	585,885	0.13	0.46	0.32
Time	59,053	52,415	39,498	1.10	2.56	1.94
Total interest-bearing deposits	1,068,857	850,493	802,786	0.21	0.81	0.57
Total deposits in U.S. offices	1,564,579	1,236,609	1,194,111	0.15	0.56	0.38
Non-U.S. offices
Noninterest-bearing	21,805	21,103	20,099	NA	NA	NA
Interest-bearing
Demand	267,545	217,979	210,978	—	0.59	0.45
Savings	—	—	—	NM	NM	NM
Time	52,822	47,376	31,273	0.13	1.64	1.48
Total interest-bearing deposits	320,367	265,355	242,251	0.02	0.78	0.58
Total deposits in non-U.S. offices	342,172	286,458	262,350	0.02	0.72	0.54
Total deposits	$1,906,751	$1,523,067	$1,456,461	0.12%	0.59%	0.41%
(a)Includes Negotiable Order of Withdrawal (“NOW”) accounts, and certain trust accounts.
(b)Includes Money Market Deposit Accounts (“MMDAs”).
At December 31, 2020, other U.S. time deposits in denominations of $100,000 or more totaled $21.8 billion, substantially all of which mature in three months or less. In addition, the table below presents the maturities for U.S. time certificates of deposit in denominations of $100,000 or more.

(Unaudited) By remaining maturity at December 31, 2020 (in millions)	Three months or less	Over three months but within six months	Over six months but within 12 months	Over 12 months	Total
U.S. time certificates of deposit ($100,000 or more)	$9,551	$5,080	$2,108	$800	$17,539

Short-term and other borrowed funds
The following table provides a summary of JPMorgan Chase’s short-term and other borrowed funds for the years indicated.

(Unaudited) As of or for the year ended December 31, (in millions, except rates)	2020	2019	2018
Federal funds purchased and securities loaned or sold under repurchase agreements:
Balance at year-end	$215,209	$183,675	$182,320
Average daily balance during the year	255,421	227,994	189,282
Maximum month-end balance	298,464	251,829	201,340
Weighted-average rate at December 31	0.04%	1.77%	2.18%
Weighted-average rate during the year	0.41	2.03	1.62

Commercial paper:
Balance at year-end	$12,031	$14,754	$30,059
Average daily balance during the year	12,129	22,977	27,834
Maximum month-end balance	14,582	30,007	30,470
Weighted-average rate at December 31	0.26%	2.16%	2.71%
Weighted-average rate during the year	1.12	2.66	2.27

Other borrowed funds:(a)
Balance at year-end	$97,393	$73,312	$101,513
Average daily balance during the year	106,887	106,348	108,436
Maximum month-end balance	122,860	128,488	125,544
Weighted-average rate at December 31	1.00%	1.85%	2.23%
Weighted-average rate during the year	1.29	2.05	2.06

Short-term beneficial interests:(b)
Commercial paper and other borrowed funds:
Balance at year-end	$12,425	$11,103	$6,527
Average daily balance during the year	13,441	12,511	4,756
Maximum month-end balance	14,793	16,016	6,527
Weighted-average rate at December 31	0.21%	1.92%	2.53%
Weighted-average rate during the year	0.71	2.39	2.10
(a)Includes interest-bearing securities sold but not yet purchased of $64.2 billion, $47.1 billion and $62.3 billion at December 31, 2020, 2019 and 2018, respectively.
(b)Included on the Consolidated balance sheets in beneficial interests issued by consolidated VIEs.
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
February 23, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the date indicated. JPMorgan Chase & Co. does not exercise the power of attorney to sign on behalf of any Director.

	Capacity	Date
/s/ JAMES DIMON	Director, Chairman and Chief Executive Officer (Principal Executive Officer)
(James Dimon)

/s/ LINDA B. BAMMANN	Director
(Linda B. Bammann)

/s/ STEPHEN B. BURKE	Director
(Stephen B. Burke)

/s/ TODD A. COMBS	Director
(Todd A. Combs)

/s/ JAMES S. CROWN	Director	February 23, 2021
(James S. Crown)

/s/ TIMOTHY P. FLYNN	Director
(Timothy P. Flynn)

/s/ MELLODY HOBSON	Director
(Mellody Hobson)

/s/ MICHAEL A. NEAL	Director
(Michael A. Neal)

/s/ PHEBE N. NOVAKOVIC	Director
(Phebe N. Novakovic)

/s/ VIRGINIA M. ROMETTY	Director
(Virginia M. Rometty)

/s/ JENNIFER PIEPSZAK	Executive Vice President and Chief Financial Officer
(Jennifer Piepszak)	(Principal Financial Officer)

/s/ NICOLE GILES	Managing Director and Firmwide Controller
(Nicole Giles)	(Principal Accounting Officer)

