Form 10-Q
period 2021-03-31
JPMORGAN CHASE & CO
filed 2021-05-04
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended	Commission file
March 31, 2021	number	1-5805
JPMorgan Chase & Co.
(Exact name of registrant as specified in its charter)

Delaware		13-2624428
(State or other jurisdiction of incorporation or organization)		(I.R.S. employer identification no.)

383 Madison Avenue,
New York,	New York	10179
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (212) 270-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	JPM	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 6.10% Non-Cumulative Preferred Stock, Series AA	JPM PR G	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 6.15% Non-Cumulative Preferred Stock, Series BB	JPM PR H	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 5.75% Non-Cumulative Preferred Stock, Series DD	JPM PR D	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 6.00% Non-Cumulative Preferred Stock, Series EE	JPM PR C	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.75% Non-Cumulative Preferred Stock, Series GG	JPM PR J	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.55% Non-Cumulative Preferred Stock, Series JJ	JPM PR K	The New York Stock Exchange
Alerian MLP Index ETNs due May 24, 2024	AMJ	NYSE Arca, Inc.
Guarantee of Callable Step-Up Fixed Rate Notes due April 26, 2028 of JPMorgan Chase Financial Company LLC	JPM/28	The New York Stock Exchange
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

Number of shares of common stock outstanding as of March 31, 2021: 3,027,128,112

FORM 10-Q

JPMorgan Chase & Co.
Consolidated financial highlights (unaudited)

As of or for the period ended, (in millions, except per share, ratio, headcount data and where otherwise noted)
	1Q21	4Q20	3Q20	2Q20		1Q20
Selected income statement data
Total net revenue(a)	$32,266	$29,335	$29,255	$33,075		$28,286
Total noninterest expense	18,725	16,048	16,875	16,942		16,791
Pre-provision profit(b)	13,541	13,287	12,380	16,133		11,495
Provision for credit losses	(4,156)	(1,889)	611	10,473		8,285
Income before income tax expense	17,697	15,176	11,769	5,660		3,210
Income tax expense(a)	3,397	3,040	2,326	973		345
Net income	$14,300	$12,136	$9,443	$4,687		$2,865

Earnings per share data
Net income: Basic	$4.51	$3.80	$2.93	$1.39		$0.79
Diluted	4.50	3.79	2.92	1.38		0.78
Average shares: Basic	3,073.5	3,079.7	3,077.8	3,076.3		3,095.8
Diluted	3,078.9	3,085.1	3,082.8	3,081.0		3,100.7

Market and per common share data
Market capitalization	460,820	387,492	293,451	286,658		274,323
Common shares at period-end	3,027.1	3,049.4	3,048.2	3,047.6		3,047.0
Book value per share	82.31	81.75	79.08	76.91		75.88
Tangible book value per share (“TBVPS”)(b)	66.56	66.11	63.93	61.76		60.71
Cash dividends declared per share	0.90	0.90	0.90	0.90		0.90

Selected ratios and metrics
Return on common equity (“ROE”)(c)	23%	19%	15%	7%		4%
Return on tangible common equity (“ROTCE”)(b)(c)	29	24	19	9		5
Return on assets(c)	1.61	1.42	1.14	0.58		0.40
Overhead ratio	58	55	58	51		59	(a)
Loans-to-deposits ratio	44	47	49	52		57
Firm Liquidity coverage ratio (“LCR”) (average)	110	110	114	117		114
JPMorgan Chase Bank, N.A. LCR (average)	166	160	157	140		117
Common equity Tier 1 (“CET1”) capital ratio(d)	13.1	13.1	13.1	12.4		11.5
Tier 1 capital ratio(d)	15.0	15.0	15.0	14.3		13.3
Total capital ratio(d)	17.2	17.3	17.3	16.7		15.5
Tier 1 leverage ratio(d)	6.7	7.0	7.0	6.9		7.5
Supplementary leverage ratio (“SLR”)(d)	6.7	6.9	7.0	6.8		6.0

Selected balance sheet data (period-end)
Trading assets	$544,052	$503,126	$505,822	$491,716		$510,923
Investment securities, net of allowance for credit losses	597,394	589,999	531,136	558,791		471,144
Loans	1,011,307	1,012,853	989,740	1,009,382		1,049,610
Total assets(a)	3,689,336	3,384,757	3,245,061	3,212,643		3,138,530
Deposits	2,278,112	2,144,257	2,001,416	1,931,029		1,836,009
Long-term debt	279,427	281,685	279,175	317,003		299,344
Common stockholders’ equity	249,151	249,291	241,050	234,403		231,199
Total stockholders’ equity	280,714	279,354	271,113	264,466		261,262
Headcount	259,350	255,351	256,358	256,710		256,720

Credit quality metrics
Allowances for loan losses and lending-related commitments	$25,517	$30,737	$33,637	$34,301		$25,391
Allowance for loan losses to total retained loans	2.42%	2.95%	3.26%	3.27%	(e)	2.32%
Nonperforming assets	$10,257	$10,906	$11,462	$9,715		$7,062
Net charge-offs	1,057	1,050	1,180	1,560		1,469
Net charge-off rate	0.45%	0.44%	0.49%	0.64%		0.62%
(a)Prior-period amounts have been revised to conform with the current presentation. Refer to Note 1 for further information.
(b)Pre-provision profit, TBVPS and ROTCE are each non-GAAP financial measures. Tangible common equity (“TCE”) is also a non-GAAP financial measure. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 16-17 for a further discussion of these measures.
(c)Quarterly ratios are based upon annualized amounts.
(d)The capital metrics reflect the relief provided by the Federal Reserve Board in response to the COVID-19 pandemic, including the Current Expected Credit Losses ("CECL") capital transition provisions that became effective in the first quarter of 2020. The SLR reflects the temporary exclusions of U.S. Treasury securities and deposits at Federal Reserve Banks, which became effective April 1, 2020 and remained in effect through March 31, 2021. Refer to Capital Risk Management on pages 36-41 of this Form 10-Q and pages 91-101 of JPMorgan Chase’s 2020 Form 10-K for additional information.
(e)Prior-period amounts have been revised to conform with the current presentation.

INTRODUCTION
The following is Management’s discussion and analysis of the financial condition and results of operations (“MD&A”) of JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”) for the first quarter of 2021.
This Quarterly Report on Form 10-Q for the first quarter of 2021 (“Form 10-Q”) should be read together with JPMorgan Chase’s Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”). Refer to the Glossary of terms and acronyms and line of business (“LOB”) metrics on pages 163-171 for definitions of terms and acronyms used throughout this Form 10-Q.
The MD&A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the current beliefs and expectations of JPMorgan Chase’s management, speak only as of the date of this Form 10-Q and are subject to significant risks and uncertainties. Refer to Forward-looking Statements on page 78 of this Form 10-Q, Part II, Item 1A, Risk Factors on pages 172-173 of this Form 10-Q and Part I, Item 1A, Risk factors, on pages 8-32 of the 2020 Form 10-K for a discussion of certain of those risks and uncertainties and the factors that could cause JPMorgan Chase’s actual results to differ materially because of those risks and uncertainties.
JPMorgan Chase & Co. (NYSE: JPM), a financial holding company incorporated under Delaware law in 1968, is a leading financial services firm based in the United States of America (“U.S.”), with operations worldwide. JPMorgan Chase had $3.7 trillion in assets and $280.7 billion in stockholders’ equity as of March 31, 2021. The Firm is a leader in investment banking, financial services for consumers and small businesses, commercial banking, financial transaction processing and asset management. Under the J.P. Morgan and Chase brands, the Firm serves millions of customers in the U.S. and globally many of the world’s most prominent corporate, institutional and government clients.
JPMorgan Chase’s principal bank subsidiary is JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank, N.A.”), a national banking association with U.S. branches in 38 states and Washington, D.C. as of March 31, 2021. JPMorgan Chase’s principal non-bank subsidiary is J.P. Morgan Securities LLC (“J.P. Morgan Securities”), a U.S. broker-dealer. The bank and non-bank subsidiaries of JPMorgan Chase operate nationally as well as through overseas branches and subsidiaries, representative offices and subsidiary foreign banks. The Firm’s principal operating subsidiary outside the U.S. is J.P. Morgan Securities plc, a U.K.-based subsidiary of JPMorgan Chase Bank, N.A.
For management reporting purposes, the Firm’s activities are organized into four major reportable business segments, as well as a Corporate segment. The Firm’s consumer business segment is Consumer & Community Banking (“CCB”). The Firm’s wholesale business segments are the Corporate & Investment Bank (“CIB”), Commercial Banking (“CB”), and Asset & Wealth Management (“AWM”). Refer to Note 25 of this Form 10-Q and Note 32 of JPMorgan Chase’s 2020 Form 10-K for a description of the Firm’s business segments and the products and services they provide to their respective client bases.
The Firm's website is www.jpmorganchase.com. JPMorgan Chase makes available on its website, free of charge, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after it electronically files or furnishes such material to the U.S. Securities and Exchange Commission (the “SEC”) at www.sec.gov. JPMorgan Chase makes important information about the Firm available on its website, including the Investor Relations section of its website at https://www.jpmorganchase.com/ir.

EXECUTIVE OVERVIEW
This executive overview of the MD&A highlights selected information and does not contain all of the information that is important to readers of this Form 10-Q. For a complete description of the trends and uncertainties, as well as the risks and critical accounting estimates affecting the Firm and its various LOBs, this Form 10-Q and the 2020 Form 10-K should be read together and in their entirety.

Financial performance of JPMorgan Chase
(unaudited) As of or for the period ended, (in millions, except per share data and ratios)	Three months ended March 31,
	2021	2020	Change
Selected income statement data
Total net revenue(a)	$32,266	$28,286	14%
Total noninterest expense	18,725	16,791	12
Pre-provision profit	13,541	11,495	18
Provision for credit losses	(4,156)	8,285	NM
Net income	14,300	2,865	399
Diluted earnings per share	$4.50	$0.78	477
Selected ratios and metrics
Return on common equity	23%	4%
Return on tangible common equity	29	5
Book value per share	$82.31	$75.88	8
Tangible book value per share	66.56	60.71	10
Capital ratios(b)
CET1	13.1%	11.5%
Tier 1 capital	15.0	13.3
Total capital	17.2	15.5
(a)Prior-period amount has been revised to conform with the current presentation. Refer to Note 1 for further information.
(b)The capital metrics reflect the relief provided by the Federal Reserve Board in response to the COVID-19 pandemic, including the CECL capital transition provisions that became effective in the first quarter of 2020. Refer to Capital Risk Management on pages 36-41 of this Form 10-Q and pages 91-101 of JPMorgan Chase’s 2020 Form 10-K for additional information.
Comparisons noted in the sections below are for the first quarter of 2021 versus the first quarter of 2020, unless otherwise specified.
Firmwide overview
JPMorgan Chase reported net income of $14.3 billion for the first quarter of 2021, or $4.50 per share, on net revenue of $32.3 billion. The Firm reported ROE of 23% and ROTCE of 29%. The Firm's results for the first quarter of 2021 included a reduction in the allowance for credit losses of $5.2 billion compared to an increase in the allowance for credit losses of $6.8 billion in the prior year, as well as a $550 million contribution to the Firm's Foundation.
•Net income was $14.3 billion, up $11.4 billion.
•Total net revenue was up 14%. Noninterest revenue was $19.4 billion, up 40%, predominantly driven by higher CIB Markets revenue, higher Investment Banking fees, and the absence of losses in Credit Adjustments and Other in CIB and markdowns on held-for-sale positions in the bridge financing portfolio in CIB and CB recorded in the prior year. Net interest income was $12.9 billion, down 11%, predominantly driven by the impact of lower rates partially offset by balance sheet growth.
•Noninterest expense was $18.7 billion, up 12%, predominantly driven by higher volume- and revenue-related expense and continued investments in the businesses. The increase in expense also included a $550 million contribution to the Firm's Foundation.
•The provision for credit losses was a net benefit of $4.2 billion driven by net reductions in the allowance for credit losses of $5.2 billion, compared to an expense of $8.3 billion in the prior year predominantly driven by net additions to the allowance for credit losses of $6.8 billion.
•The total allowance for credit losses was $25.6 billion at March 31, 2021. The Firm had an allowance for loan losses to retained loans coverage ratio of 2.42%, compared with 2.95% in the fourth quarter of 2020, and 2.32% in the prior year; the decrease from the fourth quarter of 2020 was driven by net reductions in the allowance for loan losses.
•The Firm’s nonperforming assets totaled $10.3 billion at March 31, 2021, an increase of $3.2 billion from the prior year, reflecting client credit deterioration across multiple industries, including Real Estate, in the wholesale portfolio; and in the consumer portfolio, loans placed on nonaccrual status related to the impact of the COVID-19 pandemic. In the first quarter of 2021, nonperforming assets decreased $649 million from December 31, 2020, driven by lower nonaccrual loans in the wholesale portfolio, reflecting the impact of net portfolio activity and select client upgrades in Oil & Gas and Individuals; and lower nonaccrual loans at fair value in the CIB consumer portfolio, due to sales.
•Firmwide average loans of $1.0 trillion were up 1%, driven by higher loans in AWM and CIB, predominantly offset by lower loans in CCB and CB. The increase in loans also reflects loans originated under the Paycheck Protection Program (“PPP”) in CCB and CB.
•Firmwide average deposits of $2.2 trillion were up 36%, reflecting significant inflows across the LOBs primarily driven by the effect of certain government actions in response to the COVID-19 pandemic.
•As of March 31, 2021, the Firm had average eligible High Quality Liquid Assets (“HQLA”) of approximately $697 billion and unencumbered marketable securities with a fair value of approximately $841 billion, resulting in approximately $1.5 trillion of liquidity sources. Refer to Liquidity Risk Management on pages 42-46 for additional information.

Selected capital-related metrics
•The Firm’s CET1 capital was $206 billion, and the Standardized and Advanced CET1 ratios were 13.1% and 13.7%, respectively.
•The Firm’s SLR was 6.7%, and without the temporary exclusions of U.S. Treasury securities and deposits at Federal Reserve Banks, 5.5%.
•The Firm grew TBVPS, ending the first quarter of 2021 at $66.56, up 10% versus the prior year.
Pre-provision profit, ROTCE and TBVPS are non-GAAP financial measures. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 16-17 for a further discussion of each of these measures.
Business segment highlights
Selected business metrics for each of the Firm’s four LOBs are presented below for the first quarter of 2021.

CCB ROE 54%	•Average deposits up 32%; client investment assets up 44% •Average loans down 7%; debit and credit card sales volume up 9% •Active mobile customers up 9%
CIB ROE 27%	•Global Investment Banking wallet share of 9.0% in 1Q21 •Total Markets revenue of $9.1 billion, up 25%, with Fixed Income Markets up 15% and Equity Markets up 47%
CB ROE 19%	•Gross Investment Banking revenue of $1.1 billion, up 65% •Average loans down 2%; average deposits up 54%
AWM ROE 35%	•Assets under management (AUM) of $2.8 trillion, up 28% •Average loans up 18%; average deposits up 43%
Refer to the Business Segment Results on pages 18-34 for a detailed discussion of results by business segment.
Credit provided and capital raised
JPMorgan Chase continues to support consumers, businesses and communities around the globe. The Firm provided new and renewed credit and raised capital for wholesale and consumer clients during the first three months of 2021, consisting of:

$804 billion	Total credit provided and capital raised (including loans and commitments)(a)

$69 billion	Credit for consumers

$4 billion	Credit for U.S. small businesses

$300 billion	Credit for corporations

$417 billion	Capital raised for corporate clients and non-U.S. government entities

$14 billion	Credit and capital raised for nonprofit and U.S. government entities(b)

$10 billion	Loans under the Small Business Administration’s Paycheck Protection Program
(a)Excludes loans under the SBA’s PPP.
(b)Includes states, municipalities, hospitals and universities.

Recent events
•On April 15, 2021, JPMorgan Chase announced that it aims to finance and facilitate more than $2.5 trillion to advance long-term solutions that address climate change and contribute to sustainable development beginning in 2021 through the end of 2030. The target includes $1 trillion for green initiatives, such as renewable energy and clean technologies.
Outlook
These current expectations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the current beliefs and expectations of JPMorgan Chase’s management, speak only as of the date of this Form 10-Q, and are subject to significant risks and uncertainties. Refer to Forward-Looking Statements on page 78 and Risk Factors on page 172 of this Form 10-Q and pages 8–32 of JPMorgan Chase’s 2020 Form 10-K for a further discussion of certain of those risks and uncertainties and the other factors that could cause JPMorgan Chase’s actual results to differ materially because of those risks and uncertainties. There is no assurance that actual results will be in line with the outlook set forth below, and the Firm does not undertake to update any forward-looking statements.
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
•Management expects adjusted expense to be approximately $70 billion, market dependent.
•Management expects the net charge-off rate in Card to be approximately 2.5%.
Net interest income, on a managed basis, and adjusted expense are non-GAAP financial measures. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 16-17.

Business Developments
COVID-19 Pandemic
Throughout the COVID-19 pandemic, the Firm has remained focused on serving its clients, customers and communities, as well as the well-being of its employees.
The Firm has raised capital and provided credit to support its customers and clients. The Firm continues to participate in the Small Business Association’s (“SBA”) PPP and since inception of the Program has funded approximately $40 billion as of April 30, 2021. While the Firm’s temporary assistance measures for those impacted by the pandemic have steadily declined since early 2020, the Firm continues to assist those impacted, primarily in the form of payment deferrals.
Refer to Credit Portfolio on page 47 for further information on PPP; Consumer Credit portfolio on pages 48-52 and Wholesale Credit Portfolio on pages 53-62 for further information on retained loans under payment deferral. Refer to Credit Portfolio on page 113 of JPMorgan Chase's 2020 Form 10-K for further information on PPP; Consumer Credit Portfolio on page 116 and Wholesale Credit Portfolio on page 122 of JPMorgan Chase's 2020 Form 10-K for further information on retained loans under payment deferral.
The Firm remains focused on the well-being of its employees. While the vast majority of its global workforce continue to work from home, the Firm is actively monitoring the health and safety situations at local and regional levels, and will adapt its plans as these situations evolve.
Regulatory Developments Relating to the COVID-19 Pandemic
To address the economic impact of the COVID-19 pandemic, the U.S. government as well as central banks and banking authorities around the world have taken and continue to take actions to help individuals, households and businesses that have been adversely affected by the economic disruption caused by the pandemic. In the U.S., several stimulus packages were enacted including the CARES Act in March of 2020, the Consolidated Appropriations Act in December of 2020 and the American Rescue Plan Act in March of 2021, which provided funding to support loan facilities to assist consumers and businesses and stimulus payments to individuals.
Refer to Regulatory Developments Relating to the COVID-19 Pandemic on pages 52-53 of JPMorgan Chase’s 2020 Form 10-K for further discussion on U.S. government actions impacting the Firm and U.S. government facilities and programs in which the Firm has participated.
Post Brexit
Prior to December 31, 2020 the Firm substantially completed its Firmwide Brexit Implementation program which was intended to ensure the continuity of its business and operations with respect to EU clients. On March 26, 2021, the U.K. and the EU agreed on a Memorandum of Understanding that sets out a framework for regulatory cooperation in relation to cross-border financial services. The Firm will monitor developments and take any necessary actions to ensure business continuity with respect to the Firm's EU clients. Refer to Business Developments on page 50 of the 2020 Form 10-K for additional information.
Interbank Offered Rate (“IBOR”) transition
On March 5, 2021, the Financial Conduct Authority confirmed that the publication of the principal tenors of U.S. dollar LIBOR (i.e., overnight, one-month, three-month, six-month and 12-month LIBOR) will cease immediately following a final publication on June 30, 2023. The scheduled cessation date for U.K. sterling, Japanese yen, Swiss franc and Euro LIBOR, and the one-week and two-month tenors of U.S. dollar LIBOR, remains December 31, 2021, and the Firm is prioritizing those currencies and tenors of LIBOR for contract remediation in 2021.
The Firm continues to make progress on its initiatives to appropriately mitigate the risks associated with IBOR discontinuation, including contract remediation. The Firm also continues to monitor the transition relief being considered by the U.S. Treasury Department regarding the tax implications of reference rate reform. Refer to Business Developments on page 51 of the 2020 Form 10-K for a discussion of the Firm’s initiatives to address the expected discontinuation of the London Interbank Offered Rate (“LIBOR”) and other IBORs.

CONSOLIDATED RESULTS OF OPERATIONS
This section provides a comparative discussion of JPMorgan Chase’s Consolidated Results of Operations on a reported basis for the three months ended March 31, 2021 and 2020, unless otherwise specified. Factors that relate primarily to a single business segment are discussed in more detail within that business segment's results. Refer to pages 74-76 of this Form 10-Q and pages 152-155 of JPMorgan Chase’s 2020 Form 10-K for a discussion of the Critical Accounting Estimates Used by the Firm that affect the Consolidated Results of Operations.

Revenue
	Three months ended March 31,
(in millions)	2021	2020	Change
Investment banking fees	$2,970	$1,866	59%
Principal transactions	6,500	2,937	121
Lending- and deposit-related fees	1,687	1,706	(1)
Asset management, administration and commissions	5,029	4,540	11
Investment securities gains	14	233	(94)
Mortgage fees and related income	704	320	120
Card income	1,350	995	36
Other income(a)(b)	1,123	1,250	(10)
Noninterest revenue	19,377	13,847	40
Net interest income	12,889	14,439	(11)
Total net revenue	$32,266	$28,286	14%
(a) Included operating lease income of $1.3 billion and $1.4 billion for the three months ended March 31, 2021 and 2020.
(b) Prior-period amount has been revised to conform with the current presentation. Refer to Note 1 for further information.
Investment banking fees increased across products in CIB, reflecting:
•higher equity underwriting fees largely driven by the IPO market due to increased industry-wide fees
•higher advisory fees driven by a higher number of completed transactions, in part related to transactions announced in the second half of 2020, and
•higher debt underwriting fees driven by high-yield bonds and leveraged loans due to increased industry-wide fees and wallet share gains.
Refer to CIB segment results on pages 23-27 and Note 5 for additional information.
Principal transactions revenue increased, in part due to the absence of two significant items in the prior year: a $951 million loss in CIB’s Credit Adjustments & Other; and an $896 million markdown on held-for-sale positions, in the bridge financing portfolio in CIB and CB.
Excluding these two items, principal transactions revenue increased in CIB driven by strong performance in:
•Equity Markets across derivatives, Cash Equities, and prime brokerage, and
•Fixed Income Markets particularly in Securitized Products and Credit, largely offset by lower revenue in Rates and Currencies & Emerging Markets compared to a strong prior year.

The increase in principal transactions revenue also reflected net gains on certain legacy private equity investments in Corporate, compared with net losses in the prior year.
Principal transactions revenue in CIB may in certain cases have offsets across other revenue lines, including net interest income. The Firm assesses the performance of its CIB Markets business on a total revenue basis.
Refer to CIB and Corporate segment results on pages 23-27 and pages 33-34, and Note 5 for additional information.
Lending- and deposit-related fees decreased reflecting:
•lower deposit-related fees in CCB given the higher deposits held in existing and new accounts, predominantly offset by
•higher cash management fees in CIB and CB, and higher lending-related fees, particularly loan commitment fees in CIB.
Refer to CCB segment results on pages 20-22, CIB on pages 23-27 and CB on pages 28-29, respectively, and Note 5 for additional information.
Asset management, administration and commissions revenue increased driven by higher asset management fees as a result of:
•strong cumulative net inflows into long-term and liquidity products and higher average market levels, net of liquidity fee waivers, in AWM, and to a lesser extent,
•higher levels of investment assets on higher average market levels and net inflows in CCB.
Refer to CCB and AWM segment results on pages 20-22 and pages 30-32, respectively, and Note 5 for information on asset management, administration and commissions revenue.
Investment securities gains in both periods reflected the impact of repositioning the investment securities portfolio. Refer to Corporate segment results on pages 33-34 and Note 9 for information on investment securities gains.
Mortgage fees and related income increased predominantly due to higher mortgage production revenue reflecting higher production margins and volumes.
Refer to CCB segment results on pages 20-22, Note 5 and 14 for further information.
Card income increased driven by lower acquisition costs, and higher net interchange income in CCB, with debit and credit card sales volume returning to pre-pandemic levels. Refer to CCB segment results on pages 20-22 and Note 5 for further information.

Other income decreased reflecting:
•Weather-related write-downs on certain renewable energy investments, as well as increased amortization on a higher level of alternative energy investments in the tax-oriented investment portfolio in CIB. The increased amortization was more than offset by lower income tax expense from the associated tax credits
•lower gains on certain Corporate investments, and
•lower operating lease income from a decline in auto operating lease volume in CCB, partially offset by
•net valuation gains on certain investments, compared with losses in the prior year, in AWM, and
•the absence of losses on certain equity investments in CIB in the prior year.
Net interest income decreased predominantly driven by the impact of lower rates, partially offset by balance sheet growth.
The Firm’s average interest-earning assets were $3.1 trillion, up $661 billion, predominantly driven by higher deposits with banks and investment securities, and the yield was 1.87%, down 127 basis points (“bps”), primarily due to lower rates. The net yield on these assets, on an FTE basis, was 1.69%, a decrease of 68 bps. The net yield excluding CIB Markets was 1.93%, down 108 bps.
Net yield on an FTE basis, and net yield excluding CIB Markets are non-GAAP financial measures. Refer to the Consolidated average balance sheets, interest and rates schedule on page 162 for further details; and the Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 16-17 for a further discussion of Net interest yield excluding CIB Markets.

Provision for credit losses
	Three months ended March 31,
(in millions)	2021	2020	Change
Consumer, excluding credit card	$(984)	$619	NM
Credit card	(2,517)	5,063	NM
Total consumer	(3,501)	5,682	NM
Wholesale	(671)	2,594	NM
Investment securities	16	9	78%
Total provision for credit losses	$(4,156)	$8,285	NM
The provision for credit losses decreased driven by net reductions in both the consumer and wholesale allowance for credit losses.
The decrease in consumer was driven by:
•a $4.5 billion reduction in the allowance for credit losses, including $3.5 billion in Card reflecting improvements in the Firm's macroeconomic scenarios, and $625 million in Home Lending primarily due to the continued improvement in home price index ("HPI") expectations and to a lesser extent portfolio run-off, and
•lower net charge-offs predominantly in Card, reflecting lower charge-offs and higher recoveries primarily benefiting from payment assistance and government stimulus;
•the prior year included a $4.4 billion addition to the allowance for credit losses.
The decrease in wholesale reflects a net reduction of $716 million in the allowance for credit losses across the LOBs reflecting improvements in the Firm's macroeconomic scenarios.
Refer to CCB segment results on pages 20-22, CIB on pages 23-27, CB on pages 28-29, AWM on pages 30-32, the Allowance for Credit Losses on pages 63–64, and Notes 9 and 12 for additional information on the credit portfolio and the allowance for credit losses.

Noninterest expense
(in millions)	Three months ended March 31,
	2021	2020	Change
Compensation expense	$10,601	$8,895	19%
Noncompensation expense:
Occupancy	1,115	1,066	5
Technology, communications and equipment	2,519	2,578	(2)
Professional and outside services	2,203	2,028	9
Marketing	751	800	(6)
Other expense(a)(b)	1,536	1,424	8
Total noncompensation expense	8,124	7,896	3
Total noninterest expense	$18,725	$16,791	12%
(a)Included Firmwide legal expense of $28 million and $197 million for the three months ended March 31, 2021 and 2020, respectively.
(b)Included FDIC-related expense of $201 million and $99 million for the three months ended March 31, 2021 and 2020, respectively.
Compensation expense increased predominantly driven by higher revenue-related expense in CIB, as well as the impact of investments in the businesses.
Noncompensation expense increased as a result of:
•higher contribution expense, which included a $550 million donation of equity investments to the Firm's Foundation
•higher investments in the businesses, including technology, and
•higher FDIC-related expense largely driven by balance sheet growth, partially offset by
•lower legal expense, predominantly in CIB, and
•lower other structural expense, including lower travel and entertainment across the businesses and lower operating losses.
Other volume- and revenue-related expense was relatively flat as the increase in brokerage expense in CIB and distribution expense in AWM was offset by lower depreciation from the decline in auto lease assets in CCB.

Income tax expense
(in millions)	Three months ended March 31,
	2021	2020	Change
Income before income tax expense	$17,697	$3,210	451%
Income tax expense(a)	3,397	345	NM
Effective tax rate(a)	19.2%	10.7%
(a)Prior-period amounts have been revised to conform with the current presentation. Refer to Note 1 for further information.

The effective tax rate increased driven by a higher level of pre-tax income that also reduced the relative impact of certain tax benefits, as well as the resolution of certain tax audits.

CONSOLIDATED BALANCE SHEETS AND CASH FLOWS ANALYSIS
Consolidated balance sheets analysis
The following is a discussion of the significant changes between March 31, 2021, and December 31, 2020.

Selected Consolidated balance sheets data
(in millions)	March 31, 2021	December 31, 2020	Change
Assets
Cash and due from banks	$25,397	$24,874	2%
Deposits with banks	685,675	502,735	36
Federal funds sold and securities purchased under resale agreements	272,481	296,284	(8)
Securities borrowed	179,516	160,635	12
Trading assets	544,052	503,126	8
Available-for-sale securities	379,942	388,178	(2)
Held-to-maturity securities, net of allowance for credit losses	217,452	201,821	8
Investment securities, net of allowance for credit losses	597,394	589,999	1
Loans	1,011,307	1,012,853	—
Allowance for loan losses	(23,001)	(28,328)	(19)
Loans, net of allowance for loan losses	988,306	984,525	—
Accrued interest and accounts receivable	114,754	90,503	27
Premises and equipment	26,926	27,109	(1)
Goodwill, MSRs and other intangible assets	54,588	53,428	2
Other assets(a)	200,247	151,539	32
Total assets	$3,689,336	$3,384,757	9%
(a) Prior-period amount has been revised to conform with the current presentation. Refer to Note 1 for further information.
Cash and due from banks and deposits with banks increased primarily as a result of the continued growth in deposits and lower opportunities in Treasury and CIO to deploy funds in securities purchased under resale agreements. Deposits with banks reflect the Firm’s placements of its excess cash with various central banks, including the Federal Reserve Banks.
Federal funds sold and securities purchased under resale agreements decreased driven by the lower deployment of funds in Treasury and CIO; and in CIB lower client-driven market-making activities, partially offset by higher demand for securities to cover short positions. Refer to Liquidity Risk Management on pages 42-46 and Note 10 for additional information.
Securities borrowed increased driven by client-driven activities in Fixed Income Financing and Equity Markets, and higher demand for securities to cover short positions in CIB. Refer to Liquidity Risk Management on pages 42-46 and Note 10 for additional information.
Trading assets increased due to strong client-driven market-making activities in equity instruments in CIB Markets, including prime brokerage. Refer to Notes 2 and 4 for additional information.
Investment securities increased, reflecting net purchases of U.S. Treasuries in the held-to-maturity (“HTM”) portfolio predominantly offset by a decrease in the available-for-sale ("AFS") portfolio. The decrease in AFS was due to paydowns and net valuation losses, partially offset by net purchases.

Refer to Corporate segment results on pages 33-34, Investment Portfolio Risk Management on page 65, and Notes 2 and 9 for additional information on Investment securities.
Loans were flat as:
•the reduction in Card due to the impact of seasonality, and higher payment rates; lower loans in CB; and net paydowns in Home Lending were offset by
•the origination of PPP loans in CBB and CB; growth in CIB loans held-for-sale and loans at fair value, and in AWM securities-based and custom lending, as well as mortgages.
The allowance for loan losses decreased consisting of:
•a $4.5 billion reduction in consumer, predominantly in the credit card portfolio, reflecting improvements in the Firm's macroeconomic scenarios, and in the residential real estate portfolio primarily due to the continued improvement in the HPI expectations and to a lesser extent portfolio run-off, and
•an $875 million net reduction in wholesale, across the LOBs reflecting improvements in the Firm's macroeconomic scenarios.
There was a $107 million addition to the allowance for lending-related commitments, which is included in other liabilities on the consolidated balance sheets. The total net reduction to the allowance for credit losses was $5.2 billion, as of March 31, 2021.

Refer to Credit and Investment Risk Management on pages 47-65, and Notes 2, 3, 11 and 12 for a more detailed discussion of loans and the allowance for loan losses.
Accrued interest and accounts receivable increased largely due to higher client receivables related to client-driven activities in CIB prime brokerage.

Goodwill, MSRs and other intangibles increased driven by higher MSRs as a result of lower prepayment speeds on higher rates, as well as net additions to the MSRs. Refer to Note 14 for additional information.
Other assets increased predominantly due to the impact of securities financing transactions in CIB prime brokerage, as well as higher cash collateral placed with central counterparties ("CCPs"). Refer to Note 10 for additional information on securities lending transactions.

Selected Consolidated balance sheets data (continued)
(in millions)	March 31, 2021	December 31, 2020	Change
Liabilities
Deposits	$2,278,112	$2,144,257	6%
Federal funds purchased and securities loaned or sold under repurchase agreements	304,019	215,209	41
Short-term borrowings	54,978	45,208	22
Trading liabilities	191,349	170,181	12
Accounts payable and other liabilities(a)	285,066	231,285	23
Beneficial interests issued by consolidated variable interest entities (“VIEs”)	15,671	17,578	(11)
Long-term debt	279,427	281,685	(1)
Total liabilities	3,408,622	3,105,403	10
Stockholders’ equity	280,714	279,354	—
Total liabilities and stockholders’ equity	$3,689,336	$3,384,757	9%
(a) Prior-period amount has been revised to conform with the current presentation. Refer to Note 1 for further information.
Deposits increased across the LOBs primarily driven by the effect of certain government actions in response to the COVID 19 pandemic. In CCB, the increase was also driven by lower spending, as well as growth from existing and new accounts across both consumer and small business customers. Refer to Liquidity Risk Management on pages 42-46 and Notes 2 and 15 for additional information.
Federal funds purchased and securities loaned or sold under repurchase agreements increased reflecting:
•higher secured financing of AFS investment securities in Treasury and CIO, as well as higher trading assets in CIB, and
•the impact of client activities in CIB.
Refer to Liquidity Risk Management on pages 42-46 and Note 10 for additional information.
Short-term borrowings increased as a result of higher financing of prime brokerage activities, and net issuance of structured notes in CIB, as well as the issuance of commercial paper in Treasury and CIO. Refer to pages 42-46 for information on changes in Liquidity Risk Management.
Trading liabilities increased due to client-driven market-making activities in CIB Fixed Income Markets, which resulted in higher levels of short positions in debt instruments, partially offset by lower derivative payables as a result of market movements. Refer to Notes 2 and 4 for additional information.
Accounts payable and other liabilities increased largely due to the impact of securities financing transactions in CIB prime brokerage. Refer to Note 10 for additional information on securities lending transactions.
Beneficial interests issued by consolidated VIEs decreased driven by lower issuances as a result of lower loan balances in the Firm-administered multi-seller conduits. Refer to Off-Balance Sheet Arrangements on page 15 and Notes 13 and 22 for further information on Firm-sponsored VIEs and loan securitization trusts.
Long-term debt was relatively flat as maturities and fair value hedge accounting adjustments related to higher rates were offset by net issuances. Refer to Liquidity Risk Management on pages 42-46 for additional information.
Stockholders’ equity was relatively flat as net income was offset by the impact of capital actions and a decrease in accumulated other comprehensive income (“AOCI”). The decrease in AOCI was driven by the impact of higher rates on the AFS securities portfolio and cash flow hedges. Refer to page 82 for information on changes in stockholders’ equity, Capital actions on pages 39-40, and Note 19 for additional information on AOCI.

Consolidated cash flows analysis
The following is a discussion of cash flow activities during the three months ended March 31, 2021 and 2020.

(in millions)	Three months ended March 31,
	2021	2020
Net cash provided by/(used in)
Operating activities	$(43,872)	$(120,089)
Investing activities	15,391	(135,833)
Financing activities	218,911	362,305
Effect of exchange rate changes on cash	(6,967)	(2,480)
Net increase in cash and due from banks and deposits with banks	$183,463	$103,903
Operating activities
•In 2021, cash used resulted from higher trading assets, accrued interest and accounts receivable, and securities borrowed, partially offset by higher accounts payable and other liabilities and lower other assets.
•In 2020, cash used resulted from higher trading assets, other assets, and accrued interest and accounts receivable, partially offset by higher trading liabilities and accounts payable and other liabilities.
Investing activities
•In 2021, cash provided reflected lower securities purchased under resale agreements and net proceeds from sales and securitizations of loans held-for-investment, partially offset by net purchases of investment securities.
•In 2020, cash used reflected net purchases of investment securities, net originations of loans, and purchases of assets from money market mutual fund clients pursuant to nonrecourse advances provided by the Federal Reserve Bank of Boston ("FRBB") under the Money Market Mutual Fund Liquidity Facility ("MMLF").

Financing activities
•In 2021, cash provided reflected higher deposits and securities loaned or sold under repurchase agreements, and net proceeds from long- and short-term borrowings.
•In 2020, cash provided reflected higher deposits and securities loaned or sold under repurchase agreements, and net proceeds from long- and short-term borrowings.
•For both periods, cash was used for repurchases of common stock and cash dividends on common and preferred stock.
* * *
Refer to Consolidated Balance Sheets Analysis on pages 12-13, Capital Risk Management on pages 36-41, and Liquidity Risk Management on pages 42-46 of this Form 10-Q, and pages 102–108 of JPMorgan Chase’s 2020 Form 10-K for a further discussion of the activities affecting the Firm’s cash flows.

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
The table below provides an index of where in this Form 10-Q discussions of the Firm’s various off-balance sheet arrangements can be found. Refer to Note 1 for additional information about the Firm’s consolidation policies.

Type of off-balance sheet arrangement	Location of disclosure	Page references
Special-purpose entities: variable interests and other obligations, including contingent obligations, arising from variable interests in nonconsolidated VIEs	Refer to Note 13	137-142
Off-balance sheet lending-related financial instruments, guarantees, and other commitments	Refer to Note 22	152-155

EXPLANATION AND RECONCILIATION OF THE FIRM’S USE OF NON-GAAP FINANCIAL MEASURES
The Firm prepares its Consolidated Financial Statements in accordance with U.S. GAAP and this presentation is referred to as “reported” basis; these financial statements appear on pages 79-83.
In addition to analyzing the Firm’s results on a reported basis, the Firm also reviews and uses certain non-GAAP financial measures at the Firmwide and segment level. These non-GAAP measures include:
•Firmwide “managed” basis results, including the overhead ratio, which include certain reclassifications to present total net revenue from investments that receive tax credits and tax-exempt securities on a basis comparable to taxable investments and securities (“FTE” basis)
•Pre-provision profit, which represents total net revenue less total noninterest expense
•Net interest income and net yield excluding CIB Markets
•TCE, ROTCE, and TBVPS
•Allowance for loan losses to period-end loans retained, excluding trade finance and conduits.
Refer to Explanation and Reconciliation of the Firm’s Use Of Non-GAAP Financial Measures and Key Performance Measures on pages 62–64 of JPMorgan Chase’s 2020 Form 10-K for a further discussion of management’s use of non-GAAP financial measures.
The following summary table provides a reconciliation from the Firm’s reported U.S. GAAP results to managed basis.

	Three months ended March 31,
	2021			2020
(in millions, except ratios)	Reported	Fully taxable-equivalent adjustments(b)	Managed basis	Reported	Fully taxable-equivalent adjustments(b)	Managed basis
Other income(a)	$1,123	$744	$1,867	$1,250	$614	$1,864
Total noninterest revenue	19,377	744	20,121	13,847	614	14,461
Net interest income	12,889	109	12,998	14,439	110	14,549
Total net revenue	32,266	853	33,119	28,286	724	29,010
Total noninterest expense	18,725	NA	18,725	16,791	NA	16,791
Pre-provision profit	13,541	853	14,394	11,495	724	12,219
Provision for credit losses	(4,156)	NA	(4,156)	8,285	NA	8,285
Income before income tax expense	17,697	853	18,550	3,210	724	3,934
Income tax expense(a)	3,397	853	4,250	345	724	1,069
Net income	$14,300	NA	$14,300	$2,865	NA	$2,865

Overhead ratio(a)	58%	NM	57%	59%	NM	58%
(a)Prior-period amounts have been revised to conform with the current presentation. Refer to Note 1 for further information.
(b)Predominantly recognized in CIB, CB and Corporate.
The following table provides information on net interest income and net yield excluding CIB Markets.

(in millions, except rates)	Three months ended March 31,
	2021	2020	Change
Net interest income – reported	$12,889	$14,439	(11)%
Fully taxable-equivalent adjustments	109	110	(1)
Net interest income – managed basis(a)	$12,998	$14,549	(11)
Less: CIB Markets net interest income(b)	2,223	1,596	39
Net interest income excluding CIB Markets(a)	$10,775	$12,953	(17)

Average interest-earning assets	$3,126,569	$2,465,549	27
Less: Average CIB Markets interest-earning assets(b)	866,591	735,852	18
Average interest-earning assets excluding CIB Markets	$2,259,978	$1,729,697	31%
Net yield on average interest-earning assets – managed basis	1.69%	2.37%
Net yield on average CIB Markets interest-earning assets(b)	1.04	0.87
Net yield on average interest-earning assets excluding CIB Markets	1.93%	3.01%
(a)Interest includes the effect of related hedges. Taxable-equivalent amounts are used where applicable.
(b)Refer to page 26 for further information on CIB Markets.

The following summary table provides a reconciliation from the Firm’s common stockholders’ equity to TCE.

	Period-end		Average
(in millions, except per share and ratio data)	Mar 31, 2021	Dec 31, 2020	Three months ended March 31,
			2021	2020
Common stockholders’ equity	$249,151	$249,291	$245,542	$234,530
Less: Goodwill	49,243	49,248	49,249	47,812
Less: Other intangible assets	875	904	891	812
Add: Certain deferred tax liabilities(a)	2,457	2,453	2,455	2,385
Tangible common equity	$201,490	$201,592	$197,857	$188,291

Return on tangible common equity	NA	NA	29%	5%
Tangible book value per share	$66.56	$66.11	NA	NA
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
The business segments are determined based on the products and services provided, or the type of customer served, and they reflect the manner in which financial information is currently evaluated by the Firm’s Operating Committee. Segment results are presented on a managed basis. Refer to Explanation and Reconciliation of the Firm’s use of Non-GAAP Financial Measures on pages 16-17 for a definition of managed basis.
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
Capital allocation
The amount of capital assigned to each segment is referred to as equity. Periodically, the assumptions and methodologies used to allocate capital are assessed and as a result, the capital allocated to the LOBs may change. Refer to Line of business equity on page 39, and page 98 of JPMorgan Chase’s 2020 Form 10-K for additional information on capital allocation.
Refer to Business Segment Results – Description of business segment reporting methodology on pages 65–66 of JPMorgan Chase’s 2020 Form 10-K for a further discussion of those methodologies.

Segment results – managed basis
The following tables summarize the Firm’s results by segment for the periods indicated.

Three months ended March 31,	Consumer & Community Banking			Corporate & Investment Bank			Commercial Banking
(in millions, except ratios)	2021	2020	Change	2021	2020	Change	2021	2020	Change
Total net revenue	$12,517	$13,287	(6)%	$14,605	$10,003	46%	$2,393	$2,165	11%
Total noninterest expense	7,202	7,269	(1)	7,104	5,955	19	969	986	(2)
Pre-provision profit/(loss)	5,315	6,018	(12)	7,501	4,048	85	1,424	1,179	21
Provision for credit losses	(3,602)	5,772	NM	(331)	1,401	NM	(118)	1,010	NM
Net income/(loss)	6,728	197	NM	5,740	1,985	189	1,168	139	NM
Return on equity (“ROE”)	54%	1%		27%	9%		19%	2%

Three months ended March 31,	Asset & Wealth Management			Corporate			Total
(in millions, except ratios)	2021	2020	Change	2021	2020	Change	2021	2020	Change
Total net revenue	$4,077	$3,389	20%	$(473)	$166	NM	$33,119	$29,010	14%
Total noninterest expense	2,574	2,435	6	876	146	500	18,725	16,791	12
Pre-provision profit/(loss)	1,503	954	58	(1,349)	20	NM	14,394	12,219	18
Provision for credit losses	(121)	94	NM	16	8	100	(4,156)	8,285	NM
Net income/(loss)	1,244	669	86	(580)	(125)	(364)	14,300	2,865	399
ROE	35%	25%		NM	NM		23%	4%
The following sections provide a comparative discussion of the Firm’s results by segment as of or for the three months ended March 31, 2021 versus the corresponding periods in the prior year, unless otherwise specified.

CONSUMER & COMMUNITY BANKING
Refer to pages 67–70 of JPMorgan Chase's 2020 Form 10-K and Line of Business Metrics on page 169 for a further discussion of the business profile of CCB.

Selected income statement data
	Three months ended March 31,
(in millions, except ratios)	2021	2020	Change
Revenue
Lending- and deposit-related fees	$742	$972	(24)%
Asset management, administration and commissions	805	708	14
Mortgage fees and related income	703	320	120
Card income	999	652	53
All other income	1,339	1,445	(7)
Noninterest revenue	4,588	4,097	12
Net interest income	7,929	9,190	(14)
Total net revenue	12,517	13,287	(6)

Provision for credit losses	(3,602)	5,772	NM

Noninterest expense
Compensation expense	2,976	2,782	7
Noncompensation expense(a)	4,226	4,487	(6)
Total noninterest expense	7,202	7,269	(1)
Income before income tax expense	8,917	246	NM
Income tax expense	2,189	49	NM
Net income	$6,728	$197	NM

Revenue by line of business
Consumer & Business Banking	$5,635	$6,266	(10)
Home Lending	1,458	1,161	26
Card & Auto	5,424	5,860	(7)

Mortgage fees and related income details:
Production revenue	757	319	137
Net mortgage servicing revenue(b)	(54)	1	NM
Mortgage fees and related income	$703	$320	120%

Financial ratios
Return on equity	54%	1%
Overhead ratio	58	55
(a)Included depreciation expense on leased assets of $916 million and $1.1 billion for the three months ended March 31, 2021 and 2020, respectively.
(b)Included MSR risk management results of $(115) million and $(90) million for the three months ended March 31, 2021 and 2020, respectively.
Quarterly results
Net income was $6.7 billion, up $6.5 billion, driven by a decrease in the provision for credit losses.
Net revenue was $12.5 billion, a decrease of 6%.
Net interest income was $7.9 billion, down 14%, driven by:
•the impact of deposit margin compression in CBB, lower loans in Card due to the cumulative impact of lower spend throughout 2020 and higher payment rates, and lower loans in Home Lending due to net paydowns, partially offset by
•growth in deposits in CBB.
Noninterest revenue was $4.6 billion, up 12%, driven by:
•higher mortgage production revenue reflecting higher production margins and volumes, and
•higher card income due to lower acquisition costs and higher net interchange income, with debit and credit card sales volume returning to pre-pandemic levels, partially offset by
•lower deposit-related fees given the higher deposits held in existing and new accounts, and
•lower auto lease volume.
Refer to Note 14 for further information regarding changes in the value of the MSR asset and related hedges, and mortgage fees and related income.
Noninterest expense was $7.2 billion, relatively flat, reflecting:
•higher investments in the business
offset by
•lower structural expenses, and
•lower volume- and revenue-related expense, including lower depreciation on auto lease assets.
The provision for credit losses was a net benefit of $3.6 billion, compared with an expense of $5.8 billion in the prior year, driven by:
•a $4.6 billion reduction in the allowance for credit losses, primarily reflecting improvements in the Firm's macroeconomic scenarios, consisting of $3.5 billion in Card, $625 million in Home Lending, primarily due to the continued improvement in HPI expectations and to a lesser extent portfolio run-off, $350 million in CBB and $150 million in Auto, and
•lower net charge-offs in Card, reflecting lower charge-offs and higher recoveries primarily benefiting from payment assistance and government stimulus.
The prior year included a $4.5 billion net addition to the allowance for credit losses.
Refer to Credit and Investment Risk Management on pages 47-65 and Allowance for Credit Losses on pages 63–64 for further discussions of the credit portfolios and the allowance for credit losses.

Selected metrics
	As of or for the three months ended March 31,
(in millions, except headcount)	2021		2020	Change
Selected balance sheet data (period-end)
Total assets	$487,978		$513,352	(5)%
Loans:
Consumer & Business Banking	52,654	(c)	30,004	75
Home Lending(a)	178,776		205,318	(13)
Card	132,493		154,021	(14)
Auto	67,662		61,468	10
Total loans	431,585		450,811	(4)
Deposits	1,037,903		783,398	32
Equity	50,000		52,000	(4)
Selected balance sheet data (average)
Total assets	$484,524		$525,695	(8)
Loans:
Consumer & Business Banking	49,868		29,570	69
Home Lending(b)	182,247		211,333	(14)
Card	134,884		162,660	(17)
Auto	66,960		60,893	10
Total loans	433,959		464,456	(7)
Deposits	979,686		739,709	32
Equity	50,000		52,000	(4)

Headcount	126,084		124,609	1%
(a)At March 31, 2021 and 2020, Home Lending loans held-for-sale and loans at fair value were $13.2 billion and $10.8 billion, respectively.
(b)Average Home Lending loans held-for sale and loans at fair value were $12.5 billion and $15.8 billion for the three months ended March 31, 2021 and 2020, respectively.
(c)At March 31, 2021, included $23.4 billion of loans in Business Banking under the PPP. Refer to Credit Portfolio on page 47 for a further discussion of the PPP.

Selected metrics
	As of or for the three months ended March 31,
(in millions, except ratio data)	2021		2020	Change
Credit data and quality statistics
Nonaccrual loans(a)	$5,672	(c)	$4,022	41%

Net charge-offs/(recoveries)
Consumer & Business Banking	65		74	(12)
Home Lending	(51)		(122)	58
Card	983		1,313	(25)
Auto	26		48	(46)
Total net charge-offs/(recoveries)	$1,023		$1,313	(22)

Net charge-off/(recovery) rate
Consumer & Business Banking	0.53%	(d)	1.01%
Home Lending	(0.12)		(0.25)
Card	2.97		3.25
Auto	0.16		0.32
Total net charge-off/(recovery) rate	0.99%		1.18%

30+ day delinquency rate
Home Lending(b)	1.07%	(e)	1.48%
Card	1.40	(e)	1.96
Auto	0.42	(e)	0.89

90+ day delinquency rate - Card	0.80%	(e)	1.02%

Allowance for loan losses
Consumer & Business Banking	$1,022		$884	16
Home Lending	1,238		2,137	(42)
Card	14,300		14,950	(4)
Auto	892		732	22
Total allowance for loan losses	$17,452		$18,703	(7)%
(a)At March 31, 2021 and 2020, nonaccrual loans excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $458 million and $616 million, respectively. These amounts have been excluded based upon the government guarantee.
(b)At March 31, 2021 and 2020, excluded mortgage loans insured by U.S. government agencies of $557 million and $1.0 billion, respectively, that are 30 or more days past due. These amounts have been excluded based upon the government guarantee.
(c)Generally excludes loans that were under payment deferral programs offered in response to the COVID-19 pandemic. Refer to Consumer Credit Portfolio on pages 48-52 for further information on consumer payment assistance activity. The first quarter of 2021 includes loans to customers that have exited COVID-19 payment deferral programs and are 90 or more days past due, predominantly all of which are considered collateral-dependent. Collateral-dependent loans are charged down to the lower of amortized cost or fair value of the underlying collateral less costs to sell.
(d)At March 31, 2021, included $23.4 billion of loans in Business Banking under the PPP. Given that PPP loans are guaranteed by the SBA, the Firm does not expect to realize material credit losses on these loans. Refer to Credit Portfolio on page 47 for a further discussion of the PPP.
(e)At March 31, 2021, the principal balance of loans in Home Lending, Card and Auto under payment deferral programs offered in response to the COVID-19 pandemic were $8.1 billion, $105 million and $127 million, respectively. Loans that are performing according to their modified terms are generally not considered delinquent. Refer to Consumer Credit Portfolio on pages 48-52 for further information on consumer payment assistance activity.

Selected metrics
	As of or for the three months ended March 31,
(in billions, except ratios and where otherwise noted)	2021			2020		Change
Business Metrics
Number of branches	4,872			4,967		(2)%
Active digital customers (in thousands)(a)	56,671			53,833		5
Active mobile customers (in thousands)(b)	41,872			38,256		9
Debit and credit card sales volume	$290.3			$266.0		9

Consumer & Business Banking
Average deposits	$960.7			$725.0		33
Deposit margin	1.29%			2.05%
Business banking origination volume	$10.0		(f)	$1.5		NM
Client investment assets(c)	637.0			442.6		44
Number of client advisors	4,500			4,291		5

Home Lending
Mortgage origination volume by channel
Retail	$23.0			$14.1		63
Correspondent	16.3			14.0		16
Total mortgage origination volume(d)	$39.3			$28.1		40

Third-party mortgage loans serviced (period-end)	443.2			505.0		(12)
MSR carrying value (period-end)	4.5			3.3		36
Ratio of MSR carrying value (period-end) to third-party mortgage loans serviced (period-end)	1.02%			0.65%
MSR revenue multiple(e)	3.78	x		2.10	x

Credit Card
Credit card sales volume, excluding Commercial Card	$183.7			$179.1		3
Net revenue rate	11.53%			10.54%

Auto
Loan and lease origination volume	$11.2			$8.3		35
Average auto operating lease assets	20.3			23.1		(12)%
(a)Users of all web and/or mobile platforms who have logged in within the past 90 days.
(b)Users of all mobile platforms who have logged in within the past 90 days.
(c)Includes assets invested in managed accounts and J.P. Morgan mutual funds where AWM is the investment manager. Refer to AWM segment results on pages 30-32 for additional information.
(d)Firmwide mortgage origination volume was $43.2 billion and $31.9 billion for the three months ended March 31, 2021 and 2020, respectively.
(e)Represents the ratio of MSR carrying value (period-end) to third-party mortgage loans serviced (period-end) divided by the ratio of annualized loan servicing-related revenue to third-party mortgage loans serviced (average).
(f)Included $9.3 billion of origination volume under the PPP for the three months ended March 31, 2021. Refer to Credit Portfolio on page 47 for a further discussion of the PPP.

CORPORATE & INVESTMENT BANK
Refer to pages 71–76 of JPMorgan Chase’s 2020 Form 10-K and Line of Business Metrics on page 169 for a further discussion of the business profile of CIB.

Selected income statement data
	Three months ended March 31,
(in millions, except ratios)	2021	2020	Change
Revenue
Investment banking fees	$2,988	$1,907	57%
Principal transactions	6,045	3,188	90
Lending- and deposit-related fees	593	450	32
Asset management, administration and commissions	1,286	1,261	2
All other income	176	90	96
Noninterest revenue	11,088	6,896	61
Net interest income	3,517	3,107	13
Total net revenue(a)	14,605	10,003	46

Provision for credit losses	(331)	1,401	NM

Noninterest expense
Compensation expense	4,329	3,006	44
Noncompensation expense	2,775	2,949	(6)
Total noninterest expense	7,104	5,955	19
Income before income tax expense	7,832	2,647	196
Income tax expense	2,092	662	216
Net income	$5,740	$1,985	189%
Financial ratios
Return on equity	27%	9%
Overhead ratio	49	60
Compensation expense as percentage of total net revenue	30	30
(a)Includes tax-equivalent adjustments, predominantly due to income tax credits related to alternative energy investments; income tax credits and amortization of the cost of investments in affordable housing projects; and tax-exempt income from municipal bonds of $703 million and $573 million for the three months ended March 31, 2021 and 2020, respectively. Prior-period tax-equivalent adjustment amounts have been revised to conform with the current presentation. Refer to Note 1 for further information.

Selected income statement data
	Three months ended March 31,
(in millions)	2021	2020	Change
Revenue by business
Investment Banking	$2,851	$886	222%
Wholesale Payments	1,392	1,414	(2)
Lending	265	350	(24)
Total Banking	4,508	2,650	70
Fixed Income Markets	5,761	4,993	15
Equity Markets	3,289	2,237	47
Securities Services	1,050	1,074	(2)
Credit Adjustments & Other(a)	(3)	(951)	100
Total Markets & Securities Services	10,097	7,353	37
Total net revenue	$14,605	$10,003	46%
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
Quarterly results
Net income was $5.7 billion, up 189%.
Net revenue was $14.6 billion, up 46%.
Banking revenue was $4.5 billion, up 70%.
•Investment Banking revenue was $2.9 billion, up 222%, driven by higher Investment Banking fees, up 57%, reflecting higher fees across products, and the absence of prior year markdowns on held-for-sale positions in the bridge financing portfolio. The Firm ranked #2 for Global Investment Banking fees, according to Dealogic.
–Equity underwriting fees were $1.1 billion, up 219%, largely driven by the IPO market due to increased industry-wide fees.
–Debt underwriting fees were $1.3 billion, up 17%, driven by high yield bonds and leveraged loans due to increased industry-wide fees and wallet share gains.
–Advisory fees were $680 million, up 35%, driven by a higher number of completed transactions, in part related to transactions announced in the second half of 2020.
•Wholesale Payments revenue was $1.4 billion, down 2%, driven by deposit margin compression, predominantly offset by the impact of higher deposit balances.
•Lending revenue was $265 million, down 24%, predominantly driven by fair value gains on hedges of accrual loans in the prior year.
Markets & Securities Services revenue was $10.1 billion, up 37%. Markets revenue was $9.1 billion, up 25%.
•Fixed Income Markets revenue was $5.8 billion, up 15%, predominantly driven by strong performance in Securitized Products and Credit, largely offset by lower revenue in Rates and Currencies & Emerging Markets compared to a strong prior year.
•Equity Markets revenue was $3.3 billion, up 47%, driven by strong performance across derivatives, Cash Equities, and prime brokerage.
•Securities Services revenue was $1.1 billion, down 2%, with deposit margin compression largely offset by deposit balance growth.
•Credit Adjustments & Other was a loss of $3 million, compared with a loss of $951 million in the prior year which was predominantly driven by funding spread widening on derivatives.
Noninterest expense was $7.1 billion, up 19%, predominantly driven by higher revenue-related compensation expense, partially offset by lower legal expense.
The provision for credit losses was a net benefit of $331 million, driven by a net reduction in the allowance for credit losses, compared with an expense of $1.4 billion in the prior year.
Refer to Credit and Investment Risk Management on pages 47-65 and Allowance for Credit Losses on pages 63–64 for further discussions of the credit portfolios and the allowance for credit losses.

Selected metrics
	As of or for the three months ended March 31,
(in millions, except headcount)	2021	2020	Change
Selected balance sheet data (period-end)
Total assets(a)	$1,355,123	$1,216,558	11%
Loans:
Loans retained(b)	134,134	165,376	(19)
Loans held-for-sale and loans at fair value(c)	45,846	34,644	32
Total loans	179,980	200,020	(10)
Equity	83,000	80,000	4
Selected balance sheet data (average)
Total assets(a)	$1,293,864	$1,081,912	20
Trading assets-debt and equity instruments	464,692	398,504	17
Trading assets-derivative receivables	77,735	55,133	41
Loans:
Loans retained(b)	$136,794	$128,838	6
Loans held-for-sale and loans at fair value(c)	45,671	35,211	30
Total loans	$182,465	$164,049	11
Equity	83,000	80,000	4
Headcount	62,772	60,245	4%
(a)Prior-period amounts have been revised to conform with the current presentation. Refer to Note 1 for further information.
(b)Loans retained includes credit portfolio loans, loans held by consolidated Firm-administered multi-seller conduits, trade finance loans, other held-for-investment loans and overdrafts.
(c)Loans held-for-sale and loans at fair value primarily reflect lending related positions originated and purchased in CIB Markets, including loans held for securitization.

Selected metrics
	As of or for the three months ended March 31,
(in millions, except ratios)	2021	2020	Change
Credit data and quality statistics
Net charge-offs/(recoveries)	$(7)	$55	NM
Nonperforming assets:
Nonaccrual loans:
Nonaccrual loans retained(a)	$842	$689	22%
Nonaccrual loans held-for-sale and loans at fair value(b)	1,266	766	65
Total nonaccrual loans	2,108	1,455	45
Derivative receivables	284	85	234
Assets acquired in loan satisfactions	97	43	126
Total nonperforming assets	$2,489	$1,583	57
Allowance for credit losses:
Allowance for loan losses	$1,982	$1,422	39
Allowance for lending-related commitments	1,602	1,468	9
Total allowance for credit losses	$3,584	$2,890	24%
Net charge-off/(recovery) rate(c)	(0.02)%	0.17%
Allowance for loan losses to period-end loans retained	1.48	0.86
Allowance for loan losses to period-end loans retained, excluding trade finance and conduits(d)	2.06	1.11
Allowance for loan losses to nonaccrual loans retained(a)	235	206
Nonaccrual loans to total period-end loans	1.17%	0.73%
(a)Allowance for loan losses of $174 million and $317 million were held against these nonaccrual loans at March 31, 2021 and 2020, respectively.
(b)At March 31, 2021 and 2020, nonaccrual loans excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $340 million and $124 million, respectively. These amounts have been excluded based upon the government guarantee.
(c)Loans held-for-sale and loans at fair value were excluded when calculating the net charge-off/(recovery) rate.
(d)Management uses allowance for loan losses to period-end loans retained, excluding trade finance and conduits, a non-GAAP financial measure, to provide a more meaningful assessment of CIB’s allowance coverage ratio.

Investment banking fees
	Three months ended March 31,
(in millions)	2021	2020	Change
Advisory	$680	$503	35%
Equity underwriting	1,056	331	219
Debt underwriting(a)	1,252	1,073	17
Total investment banking fees	$2,988	$1,907	57%
(a)Represents long-term debt and loan syndications.

League table results – wallet share
	Three months ended March 31,				Full-year 2020
	2021		2020
	Rank	Share	Rank	Share	Rank	Share
Based on fees(a)
M&A(b)
Global	# 2	9.0%	# 2	8.3%	# 2	9.1%
U.S.	2	9.6	2	9.0	2	9.4
Equity and equity-related(c)
Global	4	7.7	2	8.7	2	8.7
U.S.	4	8.4	2	12.1	2	11.2
Long-term debt(d)
Global	1	9.0	1	8.9	1	8.9
U.S.	1	11.9	2	12.4	1	12.8
Loan syndications
Global	1	13.9	1	10.5	1	11.1
U.S.	1	16.6	1	10.1	1	11.6
Global investment banking fees(e)	# 2	9.0%	# 1	8.9%	# 1	9.1%
(a)Source: Dealogic as of April 1, 2021. Reflects the ranking of revenue wallet and market share.
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
Markets revenue
The following table summarizes select income statement data for the Markets businesses. Markets includes both Fixed Income Markets and Equity Markets. Markets revenue comprises principal transactions, fees, commissions and other income, as well as net interest income. The Firm assesses its Markets business performance on a total revenue basis, as offsets may occur across revenue line items. For example, securities that generate net interest income may be risk-managed by derivatives that are recorded in principal transactions revenue. Refer to Notes 5 and 6 for a description of the composition of these income statement line items. Refer to Markets revenue on page 74 of JPMorgan Chase’s 2020 Form 10-K for further information.
For the periods presented below, the predominant source of principal transactions revenue was the amount recognized upon executing new transactions.

	Three months ended March 31,			Three months ended March 31,
	2021			2020
(in millions)	Fixed Income Markets	Equity Markets	Total Markets	Fixed Income Markets	Equity Markets	Total Markets
Principal transactions	$3,564	$2,482	$6,046	$3,143	$1,723	$4,866
Lending- and deposit-related fees	69	4	73	47	2	49
Asset management, administration and commissions	129	544	673	111	608	719
All other income	66	(31)	35	1	(1)	—
Noninterest revenue	3,828	2,999	6,827	3,302	2,332	5,634
Net interest income	1,933	290	2,223	1,691	(95)	1,596
Total net revenue	$5,761	$3,289	$9,050	$4,993	$2,237	$7,230

Selected metrics
	As of or for the three months ended March 31,
(in millions, except where otherwise noted)	2021	2020	Change
Assets under custody (“AUC”) by asset class (period-end) (in billions):
Fixed Income	$15,552	$13,572	15%
Equity	12,006	7,819	54
Other(a)	3,693	3,018	22
Total AUC	$31,251	$24,409	28
Merchant processing volume (in billions)(b)	$425.7	$374.8	14
Client deposits and other third-party liabilities (average)(c)	$705,764	$514,464	37%
(a)Consists of mutual funds, unit investment trusts, currencies, annuities, insurance contracts, options and other contracts.
(b)Represents total merchant processing volume across CIB, CCB and CB.
(c)Client deposits and other third-party liabilities pertain to the Wholesale Payments and Securities Services businesses.

International metrics
	As of or for the three months ended March 31,
(in millions, except where otherwise noted)	2021	2020	Change
Total net revenue(a)
Europe/Middle East/Africa	$4,060	$2,591	57%
Asia-Pacific	2,261	1,776	27
Latin America/Caribbean	494	507	(3)
Total international net revenue	6,815	4,874	40
North America	7,790	5,129	52
Total net revenue	$14,605	$10,003	46

Loans retained (period-end)(a)
Europe/Middle East/Africa	$28,624	$31,607	(9)
Asia-Pacific	13,944	16,667	(16)
Latin America/Caribbean	5,518	8,129	(32)
Total international loans	48,086	56,403	(15)
North America	86,048	108,973	(21)
Total loans retained	$134,134	$165,376	(19)

Client deposits and other third-party liabilities (average)(b)
Europe/Middle East/Africa	$234,795	$190,976	23
Asia-Pacific	131,761	103,792	27
Latin America/Caribbean	43,927	30,849	42
Total international	$410,483	$325,617	26
North America	295,281	188,847	56
Total client deposits and other third-party liabilities	$705,764	$514,464	37

AUC (period-end)(b) (in billions)
North America	$20,244	$15,590	30
All other regions	11,007	8,819	25
Total AUC	$31,251	$24,409	28%
(a)Total net revenue and loans retained (excluding loans held-for-sale and loans at fair value) are based on the location of the trading desk, booking location, or domicile of the client, as applicable.
(b)Client deposits and other third-party liabilities pertaining to the Wholesale Payments and Securities Services businesses, and AUC, are based on the domicile of the client.

COMMERCIAL BANKING
Refer to pages 77–79 of JPMorgan Chase’s 2020 Form 10-K and Line of Business Metrics on page 170 for a discussion of the business profile of CB.

Selected income statement data
	Three months ended March 31,
(in millions)	2021	2020	Change
Revenue
Lending- and deposit-related fees	$331	$261	27%
All other income	586	347	69
Noninterest revenue	917	608	51
Net interest income	1,476	1,557	(5)
Total net revenue(a)	2,393	2,165	11

Provision for credit losses	(118)	1,010	NM

Noninterest expense
Compensation expense	482	472	2
Noncompensation expense	487	514	(5)
Total noninterest expense	969	986	(2)

Income before income tax expense	1,542	169	NM
Income tax expense	374	30	NM
Net income	$1,168	$139	NM
(a)Total net revenue included tax-equivalent adjustments from income tax credits related to equity investments in designated community development entities and in entities established for rehabilitation of historic properties, as well as tax-exempt income related to municipal financing activities of $73 million and $81 million for the three months ended March 31, 2021 and 2020, respectively.

Selected income statement data (continued)
	Three months ended March 31,
(in millions, except ratios)	2021	2020	Change
Revenue by product
Lending	$1,168	$954	22%
Wholesale payments	843	978	(14)
Investment banking(a)	350	235	49
Other	32	(2)	NM
Total Commercial Banking net revenue	$2,393	$2,165	11

Investment banking revenue, gross(b)	$1,129	$686	65

Revenue by client segments
Middle Market Banking	$916	$943	(3)
Corporate Client Banking	851	673	26
Commercial Real Estate Banking	604	541	12
Other	22	8	175
Total Commercial Banking net revenue	$2,393	$2,165	11%

Financial ratios
Return on equity	19%	2%
Overhead ratio	40	46
(a)Includes CB’s share of revenue from investment banking products sold to CB clients through the CIB.
(b)Refer to Business Segment Results on page 18 for discussion of revenue sharing.
Quarterly results
Net income was $1.2 billion, up $1.0 billion, predominantly driven by a decrease in the provision for credit losses.
Net revenue was $2.4 billion, up 11%. Net interest income was $1.5 billion, down 5%, driven by deposit margin compression, predominantly offset by higher deposit balances and lending revenue due to increased portfolio spreads. Noninterest revenue was $917 million, up 51%, predominantly driven by higher investment banking revenue, the absence of prior year markdowns in the bridge financing portfolio, and higher deposit-related fees, particularly cash management fees.
Noninterest expense was $969 million, down 2%, driven by lower structural expense.
The provision for credit losses was a net benefit of $118 million, driven by a net reduction in the allowance for credit losses, compared with an expense of $1.0 billion in the prior year.

Selected metrics
	As of or for the three months ended March 31,
(in millions, except headcount)	2021		2020	Change
Selected balance sheet data (period-end)
Total assets	$223,583		$247,786	(10)%
Loans:
Loans retained	202,975		232,254	(13)
Loans held-for-sale and loans at fair value	2,884		1,112	159
Total loans	$205,859		$233,366	(12)
Equity	24,000		22,000	9

Period-end loans by client segment
Middle Market Banking	$59,983	(a)	$60,317	(1)
Corporate Client Banking	45,540		69,540	(35)
Commercial Real Estate Banking	100,035		102,799	(3)
Other	301		710	(58)
Total Commercial Banking loans	$205,859	(a)	$233,366	(12)

Selected balance sheet data (average)
Total assets	$225,574		$226,071	—
Loans:
Loans retained	204,164		209,988	(3)
Loans held-for-sale and loans at fair value	2,578		1,831	41
Total loans	$206,742		$211,819	(2)

Average loans by client segment
Middle Market Banking	$60,011		$56,045	7
Corporate Client Banking	45,719		53,032	(14)
Commercial Real Estate Banking	100,661		101,526	(1)
Other	351		1,216	(71)
Total Commercial Banking loans	$206,742		$211,819	(2)

Client deposits and other third-party liabilities	$290,992		$188,808	54
Equity	24,000		22,000	9

Headcount	11,748		11,779	—%
(a)At March 31, 2021, total loans included $7.4 billion of loans under the PPP, of which $7.2 billion were in Middle Market Banking. Refer to Credit Portfolio on page 47 for a further discussion of the PPP.

Selected metrics (continued)
	As of or for the three months ended March 31,
(in millions, except ratios)	2021	2020	Change
Credit data and quality statistics
Net charge-offs/(recoveries)	$29	$100	(71)%
Nonperforming assets
Nonaccrual loans:
Nonaccrual loans retained(a)	$1,134	$793	43%
Nonaccrual loans held-for-sale and loans at fair value	—	—	—
Total nonaccrual loans	$1,134	$793	43
Assets acquired in loan satisfactions	24	24	—
Total nonperforming assets	$1,158	$817	42
Allowance for credit losses:
Allowance for loan losses	$3,086	$2,680	15
Allowance for lending-related commitments	753	505	49
Total allowance for credit losses	$3,839	$3,185	21%
Net charge-off/(recovery) rate(b)	0.06%	0.19%
Allowance for loan losses to period-end loans retained	1.52	1.15
Allowance for loan losses to nonaccrual loans retained(a)	272	338
Nonaccrual loans to period-end total loans	0.55	0.34
(a)Allowance for loan losses of $227 million and $175 million was held against nonaccrual loans retained at March 31, 2021 and 2020, respectively.
(b)Loans held-for-sale and loans at fair value were excluded when calculating the net charge-off/(recovery) rate.

ASSET & WEALTH MANAGEMENT
Refer to pages 80–82 of JPMorgan Chase’s 2020 Form 10-K and Line of Business Metrics on pages 170-171 for a discussion of the business profile of AWM.

Selected income statement data
(in millions, except ratios)	Three months ended March 31,
	2021	2020	Change
Revenue
Asset management, administration and commissions	$2,888	$2,583	12%
All other income	258	(54)	NM
Noninterest revenue	3,146	2,529	24
Net interest income	931	860	8
Total net revenue	4,077	3,389	20

Provision for credit losses	(121)	94	NM

Noninterest expense
Compensation expense	1,389	1,226	13
Noncompensation expense	1,185	1,209	(2)
Total noninterest expense	2,574	2,435	6

Income before income tax expense	1,624	860	89
Income tax expense	380	191	99
Net income	$1,244	$669	86

Revenue by line of business
Asset Management	$2,185	$1,740	26
Global Private Bank(a)	1,892	1,649	15
Total net revenue	$4,077	$3,389	20%

Financial ratios
Return on equity	35%	25%
Overhead ratio	63	72
Pre-tax margin ratio:
Asset Management	35	24
Global Private Bank(a)	45	27
Asset & Wealth Management	40	25
(a)In the first quarter of 2021, the Wealth Management business was renamed Global Private Bank. In the fourth quarter of 2020, certain wealth management clients were transferred from AWM Global Private Bank to the J.P. Morgan Wealth Management unit in CCB’s Consumer & Business Banking business. For further information see page 80 of the 2020 Form 10-K.
Quarterly results
Net income was $1.2 billion, up 86%.
Net revenue was $4.1 billion, up 20%. Net interest income was $931 million, up 8%. Noninterest revenue was $3.1 billion, up 24%.
Revenue from Asset Management was $2.2 billion, up 26%, predominantly driven by:
•higher asset management fees on strong cumulative net inflows into long-term and liquidity products and higher average market levels, net of liquidity fee waivers, and
•net investment valuation gains, compared with losses in the prior year.
Revenue from Global Private Bank was $1.9 billion, up 15%, largely driven by:
•higher deposit and loan balances, higher asset management fees, loan margin expansion and an investment valuation gain, largely offset by
•deposit margin compression.
Noninterest expense was $2.6 billion, up 6% predominantly driven by higher volume- and revenue-related expense, partially offset by lower structural expense.
The provision for credit losses was a net benefit of $121 million, driven by a reduction in the allowance for credit losses.
Refer to Credit and Investment Risk Management on pages 47-65 and Allowance for Credit Losses on pages 63–64 for further discussions of the credit portfolios and the allowance for credit losses.

Selected metrics
	As of or for the three months ended March 31,
(in millions, except ranking data, headcount and ratios)	2021	2020	Change
% of JPM mutual fund assets rated as 4- or 5-star(a)	60%	62%
% of JPM mutual fund assets ranked in 1st or 2nd quartile:(b)
1 year	60	69
3 years	73	74
5 years	74	78

Selected balance sheet data (period-end)(c)
Total assets	$213,088	$178,897	19%
Loans	192,256	163,763	17
Deposits	217,460	160,231	36
Equity	14,000	10,500	33

Selected balance sheet data (average)(c)
Total assets	$207,505	$174,834	19
Loans	188,726	159,513	18
Deposits	206,562	144,570	43
Equity	14,000	10,500	33

Headcount	20,578	21,302	(3)

Number of Global Private Bank client advisors	2,462	2,418	2

Credit data and quality statistics(c)
Net charge-offs/(recoveries)	$11	$2	450
Nonaccrual loans	755	303	149
Allowance for credit losses:
Allowance for loan losses	$479	$436	10
Allowance for lending-related commitments	25	14	79
Total allowance for credit losses	$504	$450	12%
Net charge-off/(recovery) rate	0.02%	0.01%
Allowance for loan losses to period-end loans	0.25	0.27
Allowance for loan losses to nonaccrual loans	63	144
Nonaccrual loans to period-end loans	0.39	0.19
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
(c)Loans, deposits and related credit data and quality statistics relate to the Global Private Bank business.

Client assets
Client assets of $3.8 trillion and assets under management of $2.8 trillion were up 32% and 28%, respectively, driven by higher market levels and cumulative net inflows into long term and liquidity products.

Client assets
	As of March 31,
(in billions)	2021	2020	Change
Assets by asset class
Liquidity	$686	$619	11%
Fixed income	662	574	15
Equity	661	361	83
Multi-asset	669	517	29
Alternatives	155	139	12
Total assets under management	2,833	2,210	28
Custody/brokerage/administration/deposits	995	681	46
Total client assets(a)	$3,828	$2,891	32

Assets by client segment
Private Banking	$718	$577	24
Global Institutional(b)	1,320	1,107	19
Global Funds(b)	795	526	51
Total assets under management	$2,833	$2,210	28

Private Banking	$1,664	$1,233	35
Global Institutional(b)	1,362	1,128	21
Global Funds(b)	802	530	51
Total client assets(a)	$3,828	$2,891	32%
(a)Includes CCB client investment assets invested in managed accounts and J.P. Morgan mutual funds where AWM is the investment manager.
(b)In the first quarter of 2021, Institutional and Retail client segments were renamed to Global Institutional and Global Funds, respectively. This did not result in a change to the clients within either client segment.

Client assets (continued)
	Three months ended March 31,
(in billions)	2021	2020
Assets under management rollforward
Beginning balance	$2,716	$2,328
Net asset flows:
Liquidity	44	77
Fixed income	8	—
Equity	31	(1)
Multi-asset	6	(2)
Alternatives	3	—
Market/performance/other impacts	25	(192)
Ending balance, March 31	$2,833	$2,210

Client assets rollforward
Beginning balance	$3,652	$3,089
Net asset flows	130	91
Market/performance/other impacts	46	(289)
Ending balance, March 31	$3,828	$2,891

International metrics
	Three months ended March 31,
(in millions)	2021	2020	Change
Total net revenue (a)
Europe/Middle East/Africa	$834	$623	34%
Asia-Pacific	514	400	29
Latin America/Caribbean	214	188	14
Total international net revenue	1,562	1,211	29
North America	2,515	2,178	15
Total net revenue(a)	$4,077	$3,389	20%
(a)Regional revenue is based on the domicile of the client.

	As of March 31,
(in billions)	2021	2020	Change
Assets under management
Europe/Middle East/Africa	$521	$395	32%
Asia-Pacific	228	174	31
Latin America/Caribbean	71	56	27
Total international assets under management	820	625	31
North America	2,013	1,585	27
Total assets under management	$2,833	$2,210	28

Client assets
Europe/Middle East/Africa	$629	$479	31
Asia-Pacific	338	248	36
Latin America/Caribbean	168	134	25
Total international client assets	1,135	861	32
North America	2,693	2,030	33
Total client assets	$3,828	$2,891	32%

CORPORATE
Refer to pages 83–84 of JPMorgan Chase’s 2020 Form 10-K for a discussion of Corporate.

Selected income statement and balance sheet data
	As of or for the three months ended March 31,
(in millions, except headcount)	2021	2020	Change
Revenue
Principal transactions	$272	$(113)	NM
Investment securities gains	14	233	(94)%
All other income	96	211	(55)
Noninterest revenue	382	331	15%
Net interest income	(855)	(165)	(418)%
Total net revenue(a)	(473)	166	NM

Provision for credit losses	16	8	100

Noninterest expense	876	146	500%
Income/(loss) before income tax expense/(benefit)	(1,365)	12	NM
Income tax expense/(benefit)	(785)	137	NM
Net income/(loss)	$(580)	$(125)	(364)
Total net revenue
Treasury and CIO	$(705)	$169	NM
Other Corporate	232	(3)	NM
Total net revenue	$(473)	$166	NM
Net income/(loss)
Treasury and CIO	$(675)	$83	NM
Other Corporate	95	(208)	NM
Total net income/(loss)	$(580)	$(125)	(364)
Total assets (period-end)	$1,409,564	$981,937	44
Loans (period-end)	1,627	1,650	(1)
Headcount	38,168	38,785	(2)%
(a)Included tax-equivalent adjustments, driven by tax-exempt income from municipal bonds, of $67 million and $61 million for the three months ended March 31, 2021 and 2020, respectively.
Quarterly results
Net loss was $580 million compared with a net loss of $125 million in the prior year.
Net revenue was a loss of $473 million, down $639 million. The decrease was driven by:
•lower net interest income on lower rates, as well as limited opportunities to deploy funds in response to continued deposit growth, partially offset by
•higher noninterest revenue reflecting net gains on certain legacy private equity investments compared with net losses in the prior year, offset by lower investment securities gains reflecting the impact of repositioning the investment securities portfolio, as well as lower gains on certain Corporate investments.
Noninterest expense of $876 million was up $730 million primarily due to a higher contribution to the Firm's Foundation and higher structural expense.
The current period income tax benefit was driven by the change in the level and mix of income and expenses subject to U.S. federal, and state and local taxes as well as the impact of the Firm’s estimated full-year expected tax rate relative to the level of year-to-date pretax income, partially offset by the resolution of certain tax audits.

Treasury and CIO overview
At March 31, 2021, the average credit rating of the Treasury and CIO investment securities comprising the portfolio in the table below was AA+ (based upon external ratings where available and, where not available, based primarily upon internal risk ratings). Refer to Note 9 for further information on the Firm’s investment securities portfolio and internal risk ratings.
Refer to Liquidity Risk Management on pages 42-46 for further information on liquidity and funding risk. Refer to Market Risk Management on pages 66-70 for information on interest rate, foreign exchange and other risks.

Selected income statement and balance sheet data
	As of or for the three months ended March 31,
(in millions)	2021	2020	Change
Investment securities gains	$14	$233	(94)%
Available-for-sale securities (average)	$372,443	$372,954	—%
Held-to-maturity securities (average)(a)	207,957	46,673	346
Investment securities portfolio (average)	$580,400	$419,627	38
Available-for-sale securities (period-end)	$377,911	$397,891	(5)
Held-to-maturity securities, net of allowance for credit losses (period-end)(a)(b)	217,452	71,200	205
Investment securities portfolio, net of allowance for credit losses (period-end)(b)	$595,363	$469,091	27%
(a)During 2020, the Firm transferred $164.2 billion of investment securities from AFS to HTM for capital management purposes, including $26.1 billion in the first quarter of 2020.
(b)At March 31, 2021 and 2020, the allowance for credit losses on HTM securities was $94 million and $19 million, respectively.

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
Refer to pages 85-89 of JPMorgan Chase’s 2020 Form 10-K for a further discussion of Firmwide risk management governance and oversight.
Risk governance and oversight functions
The following sections of this Form 10-Q and the 2020 Form 10-K discuss the risk governance and oversight functions in place to manage the risks inherent in the Firm’s business activities.

Risk governance and oversight functions	Form 10-Q page reference	Form 10-K page reference
Strategic risk		90
Capital risk	36-41	91-101
Liquidity risk	42-46	102-108
Reputation risk		109
Consumer credit risk	48-52	114-120
Wholesale credit risk	53-62	121-131
Investment portfolio risk	65	134
Market risk	66-70	135-142
Country risk	71	143-144
Operational risk	72	145-151
Compliance risk		148
Conduct risk		149
Legal risk		150
Estimations and Model risk	73	151

CAPITAL RISK MANAGEMENT
Capital risk is the risk the Firm has an insufficient level or composition of capital to support the Firm’s business activities and associated risks during normal economic environments and under stressed conditions.
The Firm has been impacted by market events as a result of the COVID-19 pandemic, but has remained well-capitalized.
Refer to pages 91-101 of JPMorgan Chase’s 2020 Form
10-K, Note 21 of this Form 10-Q and the Firm’s Pillar 3 Regulatory Capital Disclosures reports, which are available on the Firm’s website, for a further discussion of the Firm’s Capital Risk Management, including capital planning and stress testing.
Basel III Overview
The capital rules under Basel III establish minimum capital ratios and overall capital adequacy standards for large and internationally active U.S. Bank Holding Companies ("BHCs") and banks, including the Firm and its insured depository institution (“IDI”) subsidiaries, including JPMorgan Chase Bank, N.A. The minimum amount of regulatory capital that must be held by BHCs and banks is determined by calculating risk-weighted assets (“RWA”), which are on-balance sheet assets and off-balance sheet exposures, weighted according to risk. Two comprehensive approaches are prescribed for calculating RWA: a standardized approach (“Basel III Standardized”), and an advanced approach (“Basel III Advanced”). For each of the risk-based capital ratios, the capital adequacy of the Firm is evaluated against the lower of the Standardized or Advanced approaches compared to their respective minimum capital ratios.
The Firm’s Basel III Standardized-risk-based ratios are currently more binding than the Basel III Advanced-risk-based ratios.
Basel III also includes a requirement for Advanced Approach banking organizations, including the Firm, to calculate the SLR. Refer to SLR on page 39 for additional information.
Key Regulatory Developments
CECL regulatory capital transition delay. As part of their response to the impact of the COVID-19 pandemic, the federal banking agencies issued a final rule that provided the option beginning January 1, 2020 to delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period beginning January 1, 2022 (“CECL capital transition provisions”).
The Firm has elected to apply the CECL capital transition provisions, and accordingly, for the period ended March 31, 2021, the capital metrics of the Firm exclude $4.5 billion, which is the $2.7 billion day 1 impact to retained earnings and 25% of the $7.0 billion increase in the allowance for credit losses from January 1, 2020 (excluding allowances on PCD loans).
The impacts of the CECL capital transition provisions have also been incorporated into Tier 2 capital, adjusted average assets, and total leverage exposure. Refer to Capital Risk Management on pages 91-101 and Note 1 of JPMorgan Chase’s 2020 Form 10-K for further information on CECL capital transition provisions and the CECL accounting guidance.
SLR temporary revision. The Federal Reserve issued an interim final rule that requires, on a temporary basis, the calculation of total leverage exposure for purposes of calculating the SLR for bank holding companies, to exclude the on-balance sheet amounts of U.S. Treasury securities and deposits at Federal Reserve Banks. These exclusions became effective April 1, 2020, and remained in effect through March 31, 2021.
On June 1, 2020, the Federal Reserve, Office of the Comptroller of the Currency ("OCC") and FDIC issued an interim final rule which became effective April 1, 2020 and remained in effect through March 31, 2021 that provides IDI subsidiaries with an option to apply this temporary exclusion subject to certain restrictions. As of March 31, 2021, JPMorgan Chase Bank, N.A. did not elect to apply this exclusion.
PPP. On April 13, 2020, the federal banking agencies issued an interim final rule (issued as final on September 29, 2020) to neutralize the regulatory capital effects of participating in the PPP on risk-based capital ratios by applying a zero percent risk weight to loans originated under the program. Given that PPP loans are guaranteed by the SBA, the Firm does not expect to realize material credit losses on these loans. As of March 31, 2021, the Firm had approximately $32 billion of loans under the program.
Total leverage exposure for purposes of calculating the SLR includes PPP loans as the Firm did not participate in the Federal Reserve’s Paycheck Protection Program Lending (“PPPL”) Facility, which would allow the Firm to exclude them under the final rule.
TLAC Holdings rule. On October 20, 2020, the federal banking agencies issued a final rule prescribing the regulatory capital treatment for holdings of Total Loss-Absorbing Capacity ("TLAC") debt instruments by certain large banking organizations, such as the Firm and JPMorgan Chase Bank, N.A. This rule expands the scope of the existing capital deductions rule around the holdings of capital instruments of financial institutions to also include TLAC debt instruments issued by systemically important banking organizations. The final rule became effective April 1, 2021 and is not expected to have a material impact on the Firm’s risk-based capital metrics.

The following table presents the Firm’s risk-based and leverage-based capital metrics under both the Basel III Standardized and Advanced approaches. Refer to Capital Risk Management on pages 91-101 of JPMorgan Chase’s 2020 Form 10-K for a further discussion of these capital metrics.

	Standardized			Advanced
(in millions, except ratios)	March 31, 2021(c)	December 31, 2020(c)	Minimum capital ratios(d)	March 31, 2021(c)	December 31, 2020(c)	Minimum capital ratios(d)
Risk-based capital metrics:
CET1 capital	$206,078	$205,078		$206,078	$205,078
Tier 1 capital	237,333	234,844		237,333	234,844
Total capital	271,407	269,923		258,635	257,228
Risk-weighted assets	1,577,007	1,560,609		1,503,828	1,484,431
CET1 capital ratio	13.1%	13.1%	11.3%	13.7%	13.8%	10.5%
Tier 1 capital ratio	15.0	15.0	12.8	15.8	15.8	12.0
Total capital ratio	17.2	17.3	14.8	17.2	17.3	14.0
Leverage-based capital metrics:
Adjusted average assets(a)	$3,565,545	$3,353,319		$3,565,545	$3,353,319
Tier 1 leverage ratio	6.7%	7.0%	4.0%	6.7%	7.0%	4.0%
Total leverage exposure(b)	NA	NA		$3,522,629	$3,401,542
SLR(b)	NA	NA	NA	6.7%	6.9%	5.0%
(a)Adjusted average assets, for purposes of calculating the leverage ratios, includes total quarterly average assets adjusted for on-balance sheet assets that are subject to deduction from Tier 1 capital, predominantly goodwill and other intangible assets.
(b)Total leverage exposure for purposes of calculating the SLR excludes U.S. Treasury securities and deposits at Federal Reserve Banks, as provided by the rule issued by the Federal Reserve which became effective April 1, 2020 and remained in effect through March 31, 2021. The SLR excluding the relief was 5.5% and 5.8% for the periods ended March 31, 2021 and December 31, 2020, respectively.
(c)The capital metrics reflect the CECL capital transition provisions. Additionally, loans originated under the PPP receive a zero percent risk weight.
(d)Represents minimum requirements and regulatory buffers applicable to the Firm. Refer to Note 21 for additional information.

Capital components
The following table presents reconciliations of total stockholders’ equity to Basel III CET1 capital, Tier 1 capital and Total capital as of March 31, 2021 and December 31, 2020.

(in millions)	March 31, 2021	December 31, 2020
Total stockholders’ equity	$280,714	$279,354
Less: Preferred stock	31,563	30,063
Common stockholders’ equity	249,151	249,291
Add:
Certain deferred tax liabilities(a)	2,457	2,453
Other CET1 capital adjustments(b)	4,588	3,486
Less:
Goodwill	49,243	49,248
Other intangible assets	875	904
Standardized/Advanced CET1 capital	206,078	205,078
Preferred stock	31,563	30,063
Less: Other Tier 1 adjustments	308	297
Standardized/Advanced Tier 1 capital	$237,333	$234,844
Long-term debt and other instruments qualifying as Tier 2 capital	$15,646	$16,645
Qualifying allowance for credit losses(c)	18,486	18,372
Other	(58)	62
Standardized Tier 2 capital	$34,074	$35,079
Standardized Total capital	$271,407	$269,923
Adjustment in qualifying allowance for credit losses for Advanced Tier 2 capital(d)	(12,772)	(12,695)
Advanced Tier 2 capital	$21,302	$22,384
Advanced Total capital	$258,635	$257,228
(a)Represents deferred tax liabilities related to tax-deductible goodwill and to identifiable intangibles created in nontaxable transactions, which are netted against goodwill and other intangibles when calculating CET1 capital.
(b)As of March 31, 2021 and December 31, 2020, the impact of the CECL capital transition provision was an increase in CET1 capital of $4.5 billion and $5.7 billion, respectively.
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

Capital rollforward
The following table presents the changes in Basel III CET1 capital, Tier 1 capital and Tier 2 capital for the three months ended March 31, 2021.

Three months ended March 31, (in millions)	2021
Standardized/Advanced CET1 capital at December 31, 2020	$205,078
Net income applicable to common equity	13,921
Dividends declared on common stock	(2,760)
Net purchase of treasury stock	(3,967)
Changes in additional paid-in capital	(389)
Changes related to AOCI	(6,945)
Adjustment related to AOCI(a)	2,396
Changes related to other CET1 capital adjustments(b)	(1,256)
Change in Standardized/Advanced CET1 capital	1,000
Standardized/Advanced CET1 capital at March 31, 2021	$206,078

Standardized/Advanced Tier 1 capital at December 31, 2020	$234,844
Change in CET1 capital(b)	1,000
Net issuance of noncumulative perpetual preferred stock	1,500
Other	(11)
Change in Standardized/Advanced Tier 1 capital	2,489
Standardized/Advanced Tier 1 capital at March 31, 2021	$237,333

Standardized Tier 2 capital at December 31, 2020	$35,079
Change in long-term debt and other instruments qualifying as Tier 2	(999)
Change in qualifying allowance for credit losses(b)	114
Other	(120)
Change in Standardized Tier 2 capital	(1,005)
Standardized Tier 2 capital at March 31, 2021	$34,074
Standardized Total capital at March 31, 2021	$271,407

Advanced Tier 2 capital at December 31, 2020	$22,384
Change in long-term debt and other instruments qualifying as Tier 2	(999)
Change in qualifying allowance for credit losses(b)	37
Other	(120)
Change in Advanced Tier 2 capital	(1,082)
Advanced Tier 2 capital at March 31, 2021	$21,302
Advanced Total capital at March 31, 2021	$258,635
(a)Includes cash flow hedges and DVA related to structured notes recorded in AOCI.
(b)Includes the impact of the CECL capital transition provisions.

RWA rollforward
The following table presents changes in the components of RWA under Basel III Standardized and Advanced approaches for the three months ended March 31, 2021. The amounts in the rollforward categories are estimates, based on the predominant driver of the change.

	Standardized			Advanced
Three months ended March 31, 2021 (in millions)	Credit risk RWA	Market risk RWA	Total RWA	Credit risk RWA	Market risk RWA	Operational risk RWA	Total RWA
December 31, 2020	$1,464,219	$96,390	$1,560,609	$1,002,330	$96,910	$385,191	$1,484,431
Model & data changes(a)	—	(1,100)	(1,100)	—	(1,100)	—	(1,100)
Portfolio runoff(b)	(1,200)	—	(1,200)	(700)	—	—	(700)
Movement in portfolio levels(c)	13,896	4,802	18,698	11,431	4,635	5,131	21,197
Changes in RWA	12,696	3,702	16,398	10,731	3,535	5,131	19,397
March 31, 2021	$1,476,915	$100,092	$1,577,007	$1,013,061	$100,445	$390,322	$1,503,828
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
Supplementary leverage ratio
Refer to Supplementary Leverage Ratio on page 95 of JPMorgan Chase’s 2020 Form 10-K for additional information.
The following table presents the components of the Firm’s SLR.

Three months ended (in millions, except ratio)	March 31, 2021	December 31, 2020
Tier 1 capital	$237,333	$234,844
Total average assets	3,612,841	3,399,818
Less: Regulatory capital adjustments(a)	47,296	46,499
Total adjusted average assets(b)	3,565,545	3,353,319
Add: Off-balance sheet exposures(c)	757,651	729,978
Less: Exclusion for U.S. Treasuries and Federal Reserve Bank deposits	800,567	681,755
Total leverage exposure	$3,522,629	$3,401,542
SLR(d)	6.7%	6.9%
(a)For purposes of calculating the SLR, includes total quarterly average assets adjusted for on-balance sheet assets that are subject to deduction from Tier 1 capital, predominantly goodwill, other intangible assets and adjustments for the CECL capital transition provisions.
(b)Adjusted average assets used for the calculation of Tier 1 leverage ratio.
(c)Off-balance sheet exposures are calculated as the average of the three month-end spot balances during the reporting quarter.
(d)The SLR excluding the relief was 5.5% and 5.8% for the periods ended March 31, 2021 and December 31, 2020, respectively.
Refer to Note 21 for JPMorgan Chase Bank, N.A.’s SLR.
Line of business equity
Each business segment is allocated capital by taking into consideration a variety of factors including capital levels of similarly rated peers and applicable regulatory capital requirements. Refer to line of business equity on page 98 of JPMorgan Chase’s 2020 Form 10-K for additional information on capital allocation.
The following table presents the capital allocated to each business segment.

Line of business equity (Allocated capital)
(in billions)	March 31, 2021	December 31, 2020
Consumer & Community Banking	$50.0	$52.0
Corporate & Investment Bank	83.0	80.0
Commercial Banking	24.0	22.0
Asset & Wealth Management	14.0	10.5
Corporate	78.2	84.8
Total common stockholders’ equity	$249.2	$249.3
Capital actions
Common stock dividends
The Firm’s quarterly common stock dividend is currently $0.90 per share. The Firm’s dividends are subject to approval by the Board of Directors on a quarterly basis.
Common stock
On March 15, 2020, in response to the economic disruptions caused by the COVID-19 pandemic, the Firm temporarily suspended repurchases of its common stock. Subsequently, the Federal Reserve directed all large banks, including the Firm, to discontinue net share repurchases through the end of 2020. On December 18, 2020, the Federal Reserve announced that all large banks, including the Firm, could resume share repurchases commencing in the first quarter of 2021. Subsequently, the Firm announced that its Board of Directors authorized a new common share repurchase program for up to $30 billion. As directed by the Federal Reserve, total net repurchases and common stock dividends in the first quarter of 2021 were restricted and could not exceed the average of the Firm’s net income for the four preceding calendar quarters. On March 25, 2021, the Federal Reserve extended these restrictions through at least the second quarter of 2021.
Refer to capital planning and stress testing on page 40 for additional information.

The following table sets forth the Firm’s repurchases of common stock for the three months ended March 31, 2021 and 2020.

	Three months ended March 31,
(in millions)	2021	2020
Total number of shares of common stock repurchased	34.7	50.0
Aggregate purchase price of common stock repurchases	$4,999	$6,397
Refer to Part II, Item 2: Unregistered Sales of Equity Securities and Use of Proceeds and Part II, Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities on page 173 of this Form 10-Q and page 34 of JPMorgan Chase’s 2020 Form 10-K, respectively, for additional information regarding repurchases of the Firm’s equity securities.
Preferred stock
Preferred stock dividends declared were $379 million for the three months ended March 31, 2021.
On March 17, 2021, the Firm issued $1.5 billion of 4.55% non-cumulative preferred stock, Series JJ. On April 30, 2021, the Firm announced that it will redeem on June 1, 2021 all $1.4 billion of its outstanding 6.10% non-cumulative preferred stock, Series AA and all $1.2 billion of its outstanding 6.15% non-cumulative preferred stock, Series BB. Refer to Note 17 of this Form 10-Q and Note 21 of JPMorgan Chase’s 2020 Form 10-K for additional information on the Firm’s preferred stock, including the issuance and redemption of preferred stock.
Capital planning and stress testing
Comprehensive Capital Analysis and Review
On April 5, 2021, the Firm submitted its 2021 Capital Plan to the Federal Reserve under the Federal Reserve’s 2021 Comprehensive Capital Analysis and Review ("CCAR") process. The Firm anticipates that the Federal Reserve will disclose the Firm’s indicative Stress Capital Buffer ("SCB") requirement which will become effective October 1, 2021 and summary information regarding the Firm’s stress test results by July 1, 2021. The Firm's SCB is currently 3.3%.
Based on the Federal Reserve's March 25, 2021 announcement, if the Firm remains above all of its minimum risk-based capital requirements based on the 2021 CCAR stress test results, the temporary restrictions on capital distributions currently in effect will expire as planned on June 30, 2021. However, if the Firm falls below any of its minimum risk-based requirements in the 2021 CCAR stress test it will remain subject to the temporary restrictions through at least September 30, 2021.
Refer to Capital planning and stress testing on pages 91-92 of JPMorgan Chase’s 2020 Form 10-K for additional information on CCAR.
Other capital requirements
Total Loss-Absorbing Capacity
The Federal Reserve’s TLAC rule requires the U.S. global systemically important bank (“GSIB”) top-tier holding companies, including the Firm, to maintain minimum levels of external TLAC and eligible long-term debt (“eligible LTD”).
Refer to other capital requirements on page 100 of JPMorgan Chase’s 2020 Form 10-K for additional information on TLAC.
The following table presents the TLAC and external long-term debt minimum requirements including applicable regulatory buffers, as of March 31, 2021 and December 31, 2020, except as noted below.

Minimum Requirements
TLAC to RWA(a)	22.5%
TLAC to leverage exposure	9.5
External long-term debt to RWA	9.5
External long-term debt to leverage	4.5
(a)For the period ended December 31, 2020, the TLAC to RWA minimum requirement was 23.0%.
The following table presents the eligible external TLAC and eligible LTD amounts, as well as a representation of the amounts as a percentage of the Firm’s total RWA and total leverage exposure applying the impact of the CECL capital transition provisions as of March 31, 2021 and December 31, 2020.

	March 31, 2021		December 31, 2020
(in billions, except ratio)	External TLAC	LTD	External TLAC	LTD
Total eligible amount	$432.5	$188.3	$421.0	$181.4
% of RWA	27.4%	11.9%	27.0%	11.6%
Surplus/(shortfall)	$77.6	$38.5	$62.1	$33.1

% of total leverage exposure(a)	12.3%	5.3%	12.4%	5.3%
Surplus/(shortfall)	$97.8	$29.7	$97.9	$28.3
(a)Total leverage exposure excludes U.S. Treasury securities and deposits at Federal Reserve Banks, as provided by the rule issued by the Federal Reserve which became effective April 1, 2020 and remained in effect through March 31, 2021.
Refer to Liquidity Risk Management on pages 42-46 for further information on long-term debt issued by the Parent Company, including long-term debt issued subsequent to the period ended March 31, 2021.
Refer to Part I, Item 1A: Risk Factors on pages 8-32 of JPMorgan Chase’s 2020 Form 10-K for information on the financial consequences to holders of the Firm’s debt and equity securities in a resolution scenario.

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
Refer to Capital risk management on pages 91-101 of JPMorgan Chase’s 2020 Form 10-K for a discussion on J.P. Morgan Securities’ capital requirements.
The following table presents J.P. Morgan Securities’ net capital:

March 31, 2021
(in millions)	Actual	Minimum
Net Capital	$25,908	$4,966
J.P. Morgan Securities plc
J.P. Morgan Securities plc is a wholly-owned subsidiary of JPMorgan Chase Bank, N.A. and has authority to engage in banking, investment banking and broker-dealer activities. J.P. Morgan Securities plc is jointly regulated by the U.K. Prudential Regulation Authority (“PRA”) and the Financial Conduct Authority (“FCA”). J.P. Morgan Securities plc is subject to the European Union Capital Requirements Regulation, as adopted in the U.K., and the PRA capital rules, each of which implement Basel III and thereby subject J.P. Morgan Securities plc to its requirements.
Refer to Capital risk management on pages 91-101 of JPMorgan Chase’s 2020 Form 10-K for a further discussion on J.P. Morgan Securities plc.
The Bank of England requires, on a transitional basis, that U.K. banks, including U.K. regulated subsidiaries of overseas groups, maintain a minimum requirement for own funds and eligible liabilities (“MREL”). As of March 31, 2021, J.P. Morgan Securities plc was compliant with the requirements of the MREL rule.
The following table presents J.P. Morgan Securities plc’s capital metrics:

March 31, 2021
(in millions, except ratios)	Estimated	Minimum ratios
Total capital	$54,673
CET1 ratio	17.2%	4.5%
Total capital ratio	22.0%	8.0%

LIQUIDITY RISK MANAGEMENT
Liquidity risk is the risk that the Firm will be unable to meet its contractual and contingent financial obligations as they arise or that it does not have the appropriate amount, composition and tenor of funding and liquidity to support its assets and liabilities. Refer to pages 102–108 of JPMorgan Chase’s 2020 Form 10-K and the Firm’s U.S. LCR Disclosure reports, which are available on the Firm’s website for a further discussion of the Firm’s Liquidity Risk Management.
LCR and HQLA
The LCR rule requires that the Firm and JPMorgan Chase Bank, N.A. maintain an amount of eligible HQLA that is sufficient to meet their respective estimated total net cash outflows over a prospective 30 calendar-day period of significant stress. Under the LCR rule, the amount of eligible HQLA held by JPMorgan Chase Bank, N.A. that is in excess of its stand-alone 100% minimum LCR requirement, and that is not transferable to non-bank affiliates, must be excluded from the Firm’s reported eligible HQLA. The LCR for both the Firm and JPMorgan Chase Bank, N.A. is required to be a minimum of 100%. Refer to page 103 of JPMorgan Chase’s 2020 Form 10-K and the Firm’s U.S. LCR Disclosure reports for additional information on HQLA and net cash outflows.
The following table summarizes the Firm and JPMorgan Chase Bank, N.A.’s average LCR for the three months ended March 31, 2021, December 31, 2020 and March 31, 2020 based on the Firm’s interpretation of the LCR framework.

	Three months ended
Average amount (in millions)	March 31, 2021	December 31, 2020	March 31, 2020

JPMorgan Chase & Co.
HQLA
Eligible cash(a)	$578,029	$455,612	$205,027
Eligible securities(b)(c)	118,542	241,447	343,124
Total HQLA(d)	$696,571	$697,059	$548,151
Net cash outflows	$634,221	$634,037	$482,372
LCR	110%	110%	114%
Net excess eligible HQLA(d)	$62,350	$63,022	$65,779
JPMorgan Chase Bank N.A.:
LCR	166%	160%	117%
Net excess eligible HQLA	$442,617	$401,903	$87,126
(a)Represents cash on deposit at central banks, primarily the Federal Reserve Banks.
(b)Predominantly U.S. Treasuries, U.S. GSE and government agency MBS, and sovereign bonds net of applicable haircuts under the LCR rule.
(c)Eligible HQLA eligible securities may be reported in securities borrowed or purchased under resale agreements, trading assets, or investment securities on the Firm’s Consolidated balance sheets.
(d)Excludes average excess eligible HQLA at JPMorgan Chase Bank, N.A. that are not transferable to non-bank affiliates.
The Firm’s average LCR was 110% for the three months ended March 31, 2021 and December 31, 2020.
The Firm's average LCR decreased during the three months ended March 31, 2021, compared with the prior year period primarily due to the relative impact on net cash outflows from a significant increase in deposits.
JPMorgan Chase Bank, N.A.’s average LCR increased during the three months ended March 31, 2021, compared with both the three month periods ended December 31, 2020 and March 31, 2020 primarily due to growth in deposits. Deposits continued to increase in the first quarter primarily driven by the effect of certain government actions in response to the COVID-19 pandemic. The increase in excess liquidity in JPMorgan Chase Bank, N.A. is excluded from the Firm’s reported LCR under the LCR rule.
The Firm’s average LCR fluctuates from period to period, due to changes in its eligible HQLA and estimated net cash outflows as a result of ongoing business activity.
Other liquidity sources
In addition to the assets reported in the Firm’s eligible HQLA above, the Firm had unencumbered marketable securities, such as equity and debt securities, that the Firm believes would be available to raise liquidity. This includes securities included as part of the excess eligible HQLA at JPMorgan Chase Bank, N.A. that are not transferable to non-bank affiliates. The fair value of these securities was approximately $841 billion and $740 billion as of March 31, 2021 and December 31, 2020, respectively, although the amount of liquidity that could be raised would be dependent on prevailing market conditions. The fair value increased compared to December 31, 2020, primarily due to an increase in CIB trading assets and an increase in excess eligible HQLA at JPMorgan Chase Bank, N.A. which was primarily a result of increased deposits.
The Firm also had available borrowing capacity at the Federal Home Loan Banks ("FHLBs") and the discount window at the Federal Reserve Bank as a result of collateral pledged by the Firm to such banks of approximately $301 billion and $307 billion as of March 31, 2021 and December 31, 2020, respectively. This borrowing capacity excludes the benefit of cash and securities reported in the Firm’s eligible HQLA or other unencumbered securities that are currently pledged at the Federal Reserve Bank discount window and other central banks. Although available, the Firm does not view this borrowing capacity at the Federal Reserve Bank discount window and the other central banks as a primary source of liquidity.
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
The Firm estimates that it is compliant with the 100% minimum NSFR which becomes effective July 1, 2021, based on its current understanding of the final rule.

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
Deposits
The table below summarizes, by LOB and Corporate, the period-end deposit balances as of March 31, 2021, and December 31, 2020, and the average deposit balances for the three months ended March 31, 2021 and 2020, respectively.

	March 31, 2021	December 31, 2020	Three months ended March 31,
Deposits			Average
(in millions)			2021	2020
Consumer & Community Banking	$1,037,903	$958,706	$979,686	$739,709
Corporate & Investment Bank	726,708	702,215	747,087	562,226
Commercial Banking	295,748	284,263	290,818	188,683
Asset & Wealth Management	217,460	198,755	206,562	144,570
Corporate	293	318	479	998
Total Firm	$2,278,112	$2,144,257	$2,224,632	$1,636,186
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
The table below shows the loan and deposit balances, the loans-to-deposits ratios, and deposits as a percentage of total liabilities, as of March 31, 2021 and December 31, 2020.

(in billions except ratios)	March 31, 2021	December 31, 2020
Deposits	$2,278.1	$2,144.3
Deposits as a % of total liabilities	67%	69%
Loans	$1,011.3	$1,012.9
Loans-to-deposits ratio	44%	47%
The Firm believes that average deposit balances are generally more representative of deposit trends than period-end deposit balances, over time. However, during periods of market disruption those trends could be affected.
Average deposits increased for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, reflecting significant inflows across the LOBs primarily driven by the effect of certain government actions in response to the COVID-19 pandemic. In CCB, the increase was also driven by lower spending, as well as growth from existing and new accounts across both consumer and small business customers.
Refer to the discussion of the Firm’s Business Segment Results and the Consolidated Balance Sheets Analysis on pages 18-34 and pages 12-13, respectively, for further information on deposit and liability balance trends.

The following table summarizes short-term and long-term funding, excluding deposits, as of March 31, 2021, and December 31, 2020, and average balances for the three months ended March 31, 2021 and 2020, respectively. Refer to the Consolidated Balance Sheets Analysis on pages 12-13 and Note 10 for additional information.

	March 31, 2021	December 31, 2020		Three months ended March 31,
Sources of funds (excluding deposits)				Average
(in millions)				2021		2020
Commercial paper	$15,189	$12,031		$12,853		$13,974
Other borrowed funds	12,416	8,510		11,246		9,093
Total short-term unsecured funding	$27,605	$20,541		$24,099		$23,067
Securities sold under agreements to repurchase(a)	$293,080	$207,877		$291,405		$234,394
Securities loaned(a)	8,396	4,886		7,562		7,349
Other borrowed funds	27,373	24,667	(f)	25,959	(f)	19,761	(f)
Obligations of Firm-administered multi-seller conduits(b)	$9,030	$10,523		$10,211		$9,898
Total short-term secured funding	$337,879	$247,953		$335,137		$271,402

Senior notes	$166,960	$166,089		$167,453		$165,741
Subordinated debt	20,522	21,608		21,251		18,155
Structured notes(c)	74,389	75,325		75,039		72,848
Total long-term unsecured funding	$261,871	$263,022		$263,743		$256,744

Credit card securitization(b)	$4,319	$4,943		$4,825		$6,171
FHLB advances	13,121	14,123		13,733		27,128
Other long-term secured funding(d)	4,435	4,540		4,626		4,408
Total long-term secured funding	$21,875	$23,606		$23,184		$37,707

Preferred stock(e)	$31,563	$30,063		$30,312		$29,406
Common stockholders’ equity(e)	$249,151	$249,291		$245,542		$234,530
(a)Primarily consists of short-term securities loaned or sold under agreements to repurchase.
(b)Included in beneficial interests issued by consolidated variable interest entities on the Firm’s Consolidated balance sheets.
(c)Includes certain TLAC-eligible long-term unsecured debt issued by the Parent Company.
(d)Includes long-term structured notes which are secured.
(e)Refer to Capital Risk Management on pages 36-41 and Consolidated statements of changes in stockholders’ equity on page 82 of this Form 10-Q, and Note 21 and Note 22 of JPMorgan Chase’s 2020 Form 10-K for additional information on preferred stock and common stockholders’ equity.
(f)Includes nonrecourse advances provided under the MMLF. Refer to page 106 of JPMorgan Chase’s 2020 Form 10-K for additional information on the MMLF.
Short-term funding
The Firm’s sources of short-term secured funding primarily consist of securities loaned or sold under agreements to repurchase. These instruments are secured predominantly by high-quality securities collateral, including government-issued debt and U.S. GSE and government agency MBS. Securities sold under agreements to repurchase increased at March 31, 2021, compared with December 31, 2020, reflecting higher secured financing of AFS investment securities in Treasury and CIO, as well as higher trading assets in CIB, and the impact of client activities in CIB.

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
The Firm’s sources of short-term unsecured funding consist of other borrowed funds and issuance of wholesale commercial paper. The increase in commercial paper at March 31, 2021, from December 31, 2020 was due to higher net issuance primarily for short-term liquidity management.

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
The significant majority of the Firm’s long-term unsecured funding is issued by the Parent Company to provide flexibility in support of both bank and non-bank subsidiary funding needs. The Parent Company advances substantially all net funding proceeds to its subsidiary, the IHC. The IHC does not issue debt to external counterparties. The following table summarizes long-term unsecured issuance and maturities or redemptions for the three months ended March 31, 2021 and 2020. Refer to Liquidity Risk Management on pages 102–108 and Note 20 of JPMorgan Chase’s 2020 Form 10-K for additional information on the IHC and long-term debt.

Long-term unsecured funding
	Three months ended March 31,		Three months ended March 31,
	2021	2020	2021	2020
(Notional in millions)	Parent Company		Subsidiaries
Issuance
Senior notes issued in the U.S. market	$9,250	$5,250	$—	$—
Senior notes issued in non-U.S. markets	2,792	1,355	—	—
Total senior notes	12,042	6,605	—	—
Subordinated debt	—	—	—	—
Structured notes(a)	1,496	2,782	10,495	9,252
Total long-term unsecured funding – issuance	$13,538	$9,387	$10,495	$9,252

Maturities/redemptions
Senior notes	$2,700	$5,466	$66	$4,065
Subordinated debt	—	—	—	—
Structured notes	1,970	1,525	8,514	9,382
Total long-term unsecured funding – maturities/redemptions	$4,670	$6,991	$8,580	$13,447
(a)Includes certain TLAC-eligible long-term unsecured debt issued by the Parent Company.
Subsequent to March 31, 2021, the Parent Company issued approximately $16 billion of senior notes.
The Firm can also raise secured long-term funding through securitization of consumer credit card loans and FHLB advances. The following table summarizes the securitization issuance and FHLB advances and their respective maturities or redemptions for the three months ended March 31, 2021 and 2020, respectively.

Long-term secured funding
	Three months ended March 31,
	Issuance		Maturities/Redemptions
(in millions)	2021	2020	2021	2020
Credit card securitization	$—	$1,000	$625	$900
FHLB advances	—	15,000	1,001	7,503
Other long-term secured funding(a)	138	234	108	205
Total long-term secured funding	$138	$16,234	$1,734	$8,608
(a)Includes long-term structured notes which are secured.
The Firm’s wholesale businesses also securitize loans for client-driven transactions; those client-driven loan securitizations are not considered to be a source of funding for the Firm and are not included in the table above. Refer to Note 14 of JPMorgan Chase’s 2020 Form 10-K for further description of the client-driven loan securitizations.

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
Additionally, the Firm’s funding requirements for VIEs and other third-party commitments may be adversely affected by a decline in credit ratings. Refer to SPEs on page 15, and liquidity risk and credit-related contingent features in Note 4 for additional information on the impact of a credit ratings downgrade on the funding requirements for VIEs, and on derivatives and collateral agreements.

The credit ratings of the Parent Company and the Firm’s principal bank and non-bank subsidiaries as of March 31, 2021, except as noted below, were as follows:

	JPMorgan Chase & Co.			JPMorgan Chase Bank, N.A.			J.P. Morgan Securities LLC J.P. Morgan Securities plc
March 31, 2021	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook
Moody’s Investors Service	A2	P-1	Stable	Aa2	P-1	Stable	Aa3	P-1	Stable
Standard & Poor’s	A-	A-2	Stable	A+	A-1	Stable	A+	A-1	Stable
Fitch Ratings (a)	AA-	F1+	Stable	AA	F1+	Stable	AA	F1+	Stable
(a) On April 23, 2021, Fitch affirmed the credit ratings of the Parent Company and the Firm’s principal bank and non-bank subsidiaries, and revised the outlook from negative to stable.
Refer to page 108 of JPMorgan Chase’s 2020 Form 10-K for a discussion of the factors that could affect credit ratings of the Parent Company and the Firm’s principal bank and non-bank subsidiaries.

CREDIT AND INVESTMENT RISK MANAGEMENT
Credit and investment risk is the risk associated with the default or change in credit profile of a client, counterparty or customer; or loss of principal or a reduction in expected returns on investments, including consumer credit risk, wholesale credit risk, and investment portfolio risk. Refer to Consumer Credit Portfolio, Wholesale Credit Portfolio and
Allowance for Credit Losses on pages 48-64 for a further discussion of Credit Risk.
Refer to page 65 for a further discussion of Investment Portfolio Risk. Refer to Credit and Investment Risk Management on pages 110–134 of JPMorgan Chase’s 2020 Form 10-K for a further discussion of the Firm’s Credit and Investment Risk Management framework.

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
Refer to Note 9 for information regarding the credit risk inherent in the Firm’s investment securities portfolio; and refer to Note 10 for information regarding the credit risk inherent in the securities financing portfolio. Refer to Consumer Credit Portfolio on pages 48-52 and Note 11 for further discussions of the consumer credit environment and consumer loans. Refer to Wholesale Credit Portfolio on pages 53-62 and Note 11 for further discussions of the wholesale credit environment and wholesale loans.

Total credit portfolio
	Credit exposure		Nonperforming(c)
(in millions)	Mar 31, 2021	Dec 31, 2020	Mar 31, 2021	Dec 31, 2020
Loans retained	$948,642	$960,506	$8,397	$8,782
Loans held-for-sale	11,898	7,873	165	284
Loans at fair value	50,767	44,474	1,144	1,507
Total loans–reported	1,011,307	1,012,853	9,706	10,573
Derivative receivables	73,119	79,630	284	56
Receivables from customers(a)	58,180	47,710	—	—
Total credit-related assets	1,142,606	1,140,193	9,990	10,629
Assets acquired in loan satisfactions
Real estate owned	NA	NA	250	256
Other	NA	NA	17	21
Total assets acquired in loan satisfactions	NA	NA	267	277
Lending-related commitments	1,211,856	1,165,688	800	577
Total credit portfolio	$2,354,462	$2,305,881	$11,057	$11,483
Credit derivatives used in credit portfolio management activities(b)	$(22,649)	$(22,239)	$—	$—
Liquid securities and other cash collateral held against derivatives	(13,958)	(14,806)	NA	NA

(in millions, except ratios)	Three months ended March 31,
	2021	2020
Net charge-offs	$1,057	$1,469
Average retained loans	952,068	948,635
Net charge-off rates	0.45%	0.62%
(a)Receivables from customers reflect held-for-investment margin loans to brokerage clients in CIB, CCB and AWM; these are reported within accrued interest and accounts receivable on the Consolidated balance sheets.
(b)Represents the net notional amount of protection purchased and sold through credit derivatives used to manage both performing and nonperforming wholesale credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. Refer to Credit derivatives on page 62 and Note 4 for additional information.
(c)At March 31, 2021, and December 31, 2020, nonperforming assets excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $798 million and $874 million, respectively, and real estate owned (“REO”) insured by U.S. government agencies of $8 million and $9 million, respectively. These amounts have been excluded based upon the government guarantee. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.
The Firm has provided various forms of assistance to customers and clients impacted by the COVID-19 pandemic, including payment deferrals and covenant modifications. The majority of the Firm’s COVID-19 related loan modifications have not been considered troubled debt restructurings (“TDRs”). Assistance provided in response to the COVID-19 pandemic could delay the recognition of delinquencies, nonaccrual status, and net charge-offs for those customers and clients who would have otherwise moved into past due or nonaccrual status. Refer to Consumer Credit Portfolio on pages 48-52 and Wholesale Credit Portfolio on pages 53-62 for information on loan modifications as of March 31, 2021. Refer to Notes 12 and 13 of JPMorgan Chase's 2020 Form 10-K for further information on the Firm’s accounting policies for loan modifications and the allowance for credit losses.
Paycheck Protection Program
The Firm continues to participate in the PPP, for which the application deadline was extended to May 31, 2021. At March 31, 2021 and December 31, 2020, the Firm had approximately $32 billion and $27 billion of loans under the PPP, respectively, including $23 billion and $19 billion in the consumer portfolio, and $9 billion and $8 billion in the wholesale portfolio. The impact on interest income related to PPP loans was not material for the three months ended March 31, 2021.
When certain criteria are met, PPP loans are subject to forgiveness and the Firm will receive payment of the forgiveness amount from the SBA. The Firm continues to process forgiveness applications and through March 31, 2021, approximately $7 billion of loans were forgiven.
Refer to Credit Portfolio on page 113 of JPMorgan Chase's 2020 Form 10-K for a further discussion on the PPP.

CONSUMER CREDIT PORTFOLIO
The Firm’s retained consumer portfolio consists primarily of residential real estate loans, credit card loans, scored auto and business banking loans, as well as associated lending-related commitments. The Firm’s focus is on serving primarily the prime segment of the consumer credit market. In the first quarter of 2021, the macroeconomic environment continued to improve. The credit performance of the consumer portfolio, including net charge-offs, benefited from government stimulus programs, payment deferrals and increasing home prices. The Firm may obtain credit protection against certain pools of loans in the retained consumer portfolio through the issuance of credit linked notes. Refer to Note 11 of this Form 10-Q; and Consumer Credit Portfolio on pages 114-120 and Note 12 of JPMorgan Chase's 2020 Form 10-K for further information on consumer loans, as well as the Firm’s nonaccrual and charge-off accounting policies. Refer to Note 22 of this Form 10-Q and Note 28 of JPMorgan Chase's 2020 Form 10-K for further information on lending-related commitments.
The following table presents consumer credit-related information with respect to the scored credit portfolios held in CCB, AWM, CIB and Corporate.

Consumer credit portfolio
					Three months ended March 31,
(in millions, except ratios)	Credit exposure		Nonaccrual loans(i)(j)		Net charge-offs/(recoveries)		Net charge-off/(recovery) rate(k)
	Mar 31, 2021	Dec 31, 2020	Mar 31, 2021	Dec 31, 2020	2021	2020	2021		2020
Consumer, excluding credit card
Residential real estate(a)	$219,173	$225,302	$5,247	$5,313	$(51)	$(120)	(0.09)%		(0.20)%
Auto and other(b)(c)(d)	83,219	76,825	135	151	72	114	0.37	(d)	0.89
Total loans – retained	302,392	302,127	5,382	5,464	21	(6)	0.03		(0.01)
Loans held-for-sale	1,232	1,305	—	—	NA	NA	NA		NA
Loans at fair value(e)	21,284	15,147	608	1,003	NA	NA	NA		NA
Total consumer, excluding credit card loans	324,908	318,579	5,990	6,467	21	(6)	0.03		(0.01)
Lending-related commitments(f)	56,245	57,319
Total consumer exposure, excluding credit card	381,153	375,898
Credit card
Loans retained(g)	131,772	143,432	NA	NA	983	1,313	2.97		3.25
Loans held-for-sale	721	784	NA	NA	NA	NA	NA		NA
Total credit card loans	132,493	144,216	NA	NA	983	1,313	2.97		3.25
Lending-related commitments(f)(h)	674,367	658,506
Total credit card exposure(h)	806,860	802,722
Total consumer credit portfolio(h)	$1,188,013	$1,178,620	$5,990	$6,467	$1,004	$1,307	0.93%		1.15%
(a)Includes scored mortgage and home equity loans held in CCB and AWM, and scored mortgage loans held in Corporate.
(b)At March 31, 2021 and December 31, 2020, excluded operating lease assets of $20.0 billion and $20.6 billion, respectively. These operating lease assets are included in other assets on the Firm’s Consolidated balance sheets. Refer to Note 16 for further information.
(c)Includes scored auto and business banking loans and overdrafts.
(d)At March 31, 2021 and December 31, 2020, included $23.4 billion and $19.2 billion of loans, respectively, in Business Banking under the PPP. Given that PPP loans are guaranteed by the SBA, the Firm does not expect to realize material credit losses on these loans. Refer to Credit Portfolio on page 47 for a further discussion of the PPP.
(e)Includes scored mortgage loans held in CCB and CIB.
(f)Credit card, home equity and certain business banking lending-related commitments represent the total available lines of credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit would be used at the same time. For credit card commitments, and if certain conditions are met, home equity commitments and certain business banking commitments, the Firm can reduce or cancel these lines of credit by providing the borrower notice or, in some cases as permitted by law, without notice. Refer to Note 22 for further information.
(g)Includes billed interest and fees.
(h)Also includes commercial card lending-related commitments primarily in CB and CIB.
(i)At March 31, 2021 and December 31, 2020, nonaccrual loans excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $798 million and $874 million, respectively. These amounts have been excluded from nonaccrual loans based upon the government guarantee. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status, as permitted by regulatory guidance.
(j)Generally excludes loans under payment deferral programs offered in response to the COVID-19 pandemic. Includes loans to customers that have exited COVID-19 payment deferral programs and are 90 or more days past due, predominantly all of which are considered collateral-dependent and charged down to the lower of amortized cost or fair value of the underlying collateral less costs to sell.
(k)Average consumer loans held-for-sale and loans at fair value were $21.3 billion and $22.4 billion for the three months ended March 31, 2021 and 2020, respectively. These amounts were excluded when calculating net charge-off/(recovery) rates.

Consumer assistance
In March 2020, the Firm began providing assistance to customers in response to the COVID-19 pandemic, predominantly in the form of payment deferrals.
As of March 31, 2021, the Firm had $9.3 billion of retained loans under payment deferral programs, which represented a decrease of approximately $1.5 billion from December 31, 2020, $3.0 billion from September 30, 2020 and $19.0 billion from June 30, 2020. During the first quarter of 2021, there were approximately $886 million of new enrollments in payment deferral programs predominantly in residential real estate and credit card. Predominantly all borrowers that exited payment deferral programs are current. The Firm continues to monitor the credit risk associated with loans subject to payment deferrals throughout the deferral period and on an ongoing basis after the borrowers are required to resume making regularly scheduled payments and considers expected losses of principal and accrued interest on these loans in its allowance for credit losses.

	March 31, 2021				December 31, 2020	September 30, 2020	June 30, 2020
(in millions, except ratios)	Loan balance	Percent of loan class balance(e)	Percent of accounts who exited payment deferral and are current		Loan balance	Loan balance	Loan balance	Type of assistance
Residential real estate(a)(b)	$9,059	4.1%	96%		$10,106	$11,458	$20,548	Rolling three month payment deferral up to eighteen months; in most cases, deferred payments will be due at the end of the loan term
Auto and other(c)	127	0.2	96		377	457	3,357
•Auto: Currently offering one month payment deferral (initially offered three month payment deferral). Maturity date is extended by number of months deferred
•Business Banking: Three month deferral with automatic deferment to either maturity (loan) or one year forward (line)

Credit card	105	0.1	94	(f)	264	368	4,384	Currently offering deferral of one month minimum payment (initially offered three month minimum payment deferral). Interest continues to accrue during the deferral period and is added to the principal balance
Total consumer(d)	$9,291	2.1%	94%		$10,747	$12,283	$28,289
(a)Excludes $11.0 billion, $13.4 billion, $17.1 billion and $34.0 billion of third-party mortgage loans serviced at March 31, 2021, December 31, 2020, September 30, 2020 and June 30, 2020, respectively.
(b)The weighted average LTV ratio of residential real estate loans under payment deferral at March 31, 2021 was 52%.
(c)Excludes risk-rated business banking and auto dealer loans held in CCB and auto operating lease assets that were still under payment deferral programs. Auto operating lease asset payment assistance is currently offering one month payment deferral (initially offered three month payment deferral). Deferrals do not extend the term of the lease and all deferred payments are due at the end of the lease term.
(d)Includes $3.6 billion, $3.8 billion, $3.8 billion and $5.7 billion of loans that were accounted for as TDRs prior to payment deferral as of March 31, 2021, December 31, 2020, September 30, 2020 and June 30, 2020, respectively.
(e)Represents the unpaid principal balance of retained loans which were still under payment deferral programs, divided by the total unpaid principal balance of the respective loan classes retained loans.
(f)89% of the balance that exited deferral were current at March 31, 2021.
Of the $9.3 billion of loans still under payment deferral programs as of March 31, 2021, approximately $3.9 billion were accounted for as TDRs, either because they were accounted for as TDRs prior to payment deferral, or because they did not qualify for or the Firm did not elect the option to suspend TDR accounting guidance provided by the CARES Act and extended by the Consolidated Appropriations Act.
Predominantly all borrowers, including those with loans accounted for as TDRs, were current upon enrollment in payment deferral programs and are expected to exit payment deferral programs in a current status, either because no payments are contractually due during the deferral period or because payments originally contractually due during the deferral period will be due at maturity upon exit. For those borrowers that are unable to resume making payments in accordance with the original or modified contractual terms of their agreements upon exit from deferral programs, they will be placed on nonaccrual status in line with the Firm’s nonaccrual policy, except for credit cards as permitted by regulatory guidance, and charged off or down in accordance with the Firm’s charge-off policies. Refer to Note 12 of JPMorgan Chase's 2020 Form 10-K for additional information on the Firm’s nonaccrual and charge-off policies.

Consumer, excluding credit card
Portfolio analysis
Loan balances increased from December 31, 2020 driven by higher loans in auto and other reflecting PPP loan originations, partially offset by lower residential real estate loans.
Residential real estate: The residential real estate portfolio, including loans held-for-sale and loans at fair value, predominantly consists of prime mortgage loans and home equity lines of credit.
The retained loan portfolio declined from December 31, 2020 due to paydowns predominantly in Home Lending which were largely offset by originations of prime mortgage loans in Home Lending and AWM. Retained nonaccrual loans were relatively flat from December 31, 2020. Net recoveries for the three months ended March 31, 2021 were lower when compared with the same period in the prior year as the prior year benefited from a recovery on a loan sale in Home Lending.
The loans held-for-sale and loans at fair value portfolio increased from December 31, 2020 largely driven by warehouse loans in Home Lending. Nonaccrual loans at fair value decreased from December 31, 2020 largely due to sales in CIB.
The carrying value of home equity lines of credit outstanding was $22.2 billion at March 31, 2021. This amount included $8.6 billion of HELOCs that have recast from interest-only to fully amortizing payments or have been modified and $7.3 billion of interest-only balloon HELOCs, which primarily mature after 2030. The Firm manages the risk of HELOCs during their revolving period by closing or reducing the undrawn line to the extent permitted by law when borrowers are exhibiting a material deterioration in their credit risk profile.
At March 31, 2021 and December 31, 2020, the carrying value of interest-only residential mortgage loans were $25.9 billion and $25.6 billion, respectively. These loans have an interest-only payment period generally followed by an adjustable-rate or fixed-rate fully amortizing payment period to maturity and are typically originated as higher-balance loans to higher-income borrowers, predominantly in AWM. Charge-offs for the three months ended March 31, 2021 were consistent with the broader residential mortgage portfolio as the performance of this portfolio is generally in line with the performance of the broader residential mortgage portfolio.
The following table provides a summary of the Firm’s residential mortgage portfolio insured and/or guaranteed by U.S. government agencies, including loans held-for-sale and loans at fair value. The Firm monitors its exposure to certain potential unrecoverable claim payments related to government-insured loans and considers this exposure in estimating the allowance for loan losses.

(in millions)	March 31, 2021	December 31, 2020
Current	$775	$669
30-89 days past due	146	235
90 or more days past due	798	874
Total government guaranteed loans	$1,719	$1,778
Geographic composition and current estimated loan-to-value ratio of residential real estate loans
Refer to Note 11 for information on the geographic composition and current estimated LTVs of the Firm’s residential real estate loans.
Modified residential real estate loans
The following table presents information relating to modified retained residential real estate loans for which concessions have been granted to borrowers experiencing financial difficulty, which include both TDRs and modified PCD loans not accounted for as TDRs. The following table does not include loans with short-term or other insignificant modifications that are not considered concessions and, therefore, are not TDRs, or loans for which the Firm has elected to apply the option to suspend the application of accounting guidance for TDRs as provided by the CARES Act and extended by the Consolidated Appropriations Act. Refer to Note 11 for further information on modifications for the three months ended and March 31, 2021 and 2020.

(in millions)	March 31, 2021	December 31, 2020
Retained loans(a)	$14,943	$15,406
Nonaccrual retained loans(b)	$3,907	$3,899
(a)At March 31, 2021 and December 31, 2020, $9 million and $7 million, respectively, of loans modified subsequent to repurchase from Ginnie Mae in accordance with the standards of the appropriate government agency (i.e., Federal Housing Administration (“FHA”), U.S. Department of Veterans Affairs (“VA”), Rural Housing Service of the U.S. Department of Agriculture (“RHS”)) are not included in the table above. When such loans perform subsequent to modification in accordance with Ginnie Mae guidelines, they are generally sold back into Ginnie Mae loan pools. Modified loans that do not re-perform become subject to foreclosure. Refer to Note 13 for additional information about sales of loans in securitization transactions with Ginnie Mae.
(b)At both March 31, 2021 and December 31, 2020, nonaccrual loans included $3.0 billion of TDRs for which the borrowers were less than 90 days past due. Refer to Note 11 for additional information about loans modified in a TDR that are on nonaccrual status.

Auto and other: The auto and other loan portfolio, including loans at fair value, predominantly consists of prime-quality scored auto and business banking loans, as well as overdrafts. The portfolio increased when compared with December 31, 2020 due to PPP loan originations net of forgiveness in Business Banking as well as from growth in the auto portfolio from loan originations, largely offset by paydowns and charge-offs or liquidation of delinquent loans. The scored auto portfolio net charge-off rates were 0.13% and 0.41% for the three months ended March 31, 2021 and 2020, respectively. Auto charge-offs for the three months ended March 31, 2021 benefited from government stimulus, payment assistance programs, and high vehicle collateral values.
Nonperforming assets
The following table presents information as of March 31, 2021 and December 31, 2020, about consumer, excluding credit card, nonperforming assets.

Nonperforming assets(a)
(in millions)	March 31, 2021	December 31, 2020
Nonaccrual loans
Residential real estate(b)	$5,855	$6,316
Auto and other	135	151
Total nonaccrual loans	5,990	6,467
Assets acquired in loan satisfactions
Real estate owned	118	131
Other	17	21
Total assets acquired in loan satisfactions	135	152
Total nonperforming assets	$6,125	$6,619
(a)At March 31, 2021 and December 31, 2020, nonperforming assets excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $798 million and $874 million, respectively, and REO insured by U.S. government agencies of $8 million and $9 million, respectively. These amounts have been excluded based upon the government guarantee.
(b)Generally excludes loans under payment deferral programs offered in response to the COVID-19 pandemic. Includes loans to customers that have exited COVID-19 payment deferral programs and are 90 or more days past due, predominantly all of which are considered collateral-dependent and charged down to the lower of amortized cost or fair value of the underlying collateral less costs to sell.
Nonaccrual loans
The following table presents changes in consumer, excluding credit card, nonaccrual loans for the three months ended March 31, 2021 and 2020.

Nonaccrual loan activity(a)
Three months ended March 31, (in millions)	2021	2020
Beginning balance	$6,467	$3,366

Additions:
PCD loans, upon adoption of CECL	NA	708
Other additions	673	1,016
Total additions	673	1,724

Reductions:
Principal payments and other(a)	598	341
Charge-offs	73	97
Returned to performing status	459	150
Foreclosures and other liquidations	20	103
Total reductions	1,150	691

Net changes	(477)	1,033
Ending balance	$5,990	$4,399
(a)Other reductions includes loan sales.
Active and suspended foreclosure: Refer to Note 11 for information on loans that were in the process of active or suspended foreclosure.
Refer to Note 11 for further information about the consumer credit portfolio, including information about delinquencies, loan modifications and other credit quality indicators.
Purchased credit deteriorated (“PCD”) loans
The following tables provide credit-related information for PCD loans, which are reported in the consumer, excluding credit card portfolio’s residential real estate class.

(in millions, except ratios)	March 31, 2021	December 31, 2020
Loan delinquency(a)
Current	$15,298	$16,036
30-149 days past due	362	432
150 or more days past due	545	573
Total PCD loans	$16,205	$17,041

% of 30+ days past due to total retained PCD loans	5.60%	5.90%
Nonaccrual loans(b)	$1,639	1,609

Three months ended March 31, (in millions, except ratios)	2021	2020
Net charge-offs	$13	$6
Net charge-off rate	0.32%	0.12%
(a)At March 31, 2021, loans under payment deferral programs offered in response to the COVID-19 pandemic which are still within their deferral period and performing according to their modified terms are generally not considered delinquent.
(b)Includes loans to customers that have exited COVID-19 payment deferral programs and are 90 or more days past due, predominantly all of which are considered collateral-dependent and charged down to the lower of amortized cost or fair value of the underlying collateral less costs to sell.

Credit card
Total credit card loans decreased from December 31, 2020 reflecting the impact of seasonality as well as higher payment rates. The March 31, 2021 30+ and 90+ day delinquency rates of 1.40% and 0.80%, respectively, decreased compared to the December 31, 2020 30+ and 90+ day delinquency rates of 1.68% and 0.92%, respectively. The delinquency rates were positively impacted by borrowers who received payment assistance and government stimulus. Net charge-offs decreased for the three months ended March 31, 2021 compared with the same period in the prior year reflecting lower charge-offs and higher recoveries primarily benefiting from payment assistance and government stimulus.
Consistent with the Firm’s policy, all credit card loans typically remain on accrual status until charged off. However, the Firm’s allowance for loan losses includes the estimated uncollectible portion of accrued and billed interest and fee income. Refer to Note 11 for further information about this portfolio, including information about delinquencies.
Geographic and FICO composition of credit card loans
Refer to Note 11 for information on the geographic and FICO composition of the Firm’s credit card loans.
Modifications of credit card loans
At March 31, 2021, the Firm had $1.3 billion of credit card loans outstanding that have been modified in TDRs, which does not include loans with short-term or other insignificant modifications that are not considered TDRs, compared to $1.4 billion at December 31, 2020. Refer to Note 11 for additional information about loan modification programs to borrowers.

WHOLESALE CREDIT PORTFOLIO
In its wholesale businesses, the Firm is exposed to credit risk primarily through its underwriting, lending, market-making, and hedging activities with and for clients and counterparties, as well as through various operating services (such as cash management and clearing activities), securities financing activities and cash placed with banks. A portion of the loans originated or acquired by the Firm’s wholesale businesses is generally retained on the balance sheet. The Firm distributes a significant percentage of the loans that it originates into the market as part of its syndicated loan business and to manage portfolio concentrations and credit risk. The wholesale portfolio is actively managed, in part by conducting ongoing, in-depth reviews of client credit quality and transaction structure inclusive of collateral where applicable, and of industry, product and client concentrations. Refer to the industry discussion on pages 55-59 for further information.
The Firm’s wholesale credit portfolio includes exposure held in CIB, CB, AWM and Corporate, as well as risk-rated exposures held in CCB including business banking and auto dealer for which the wholesale methodology is applied when determining the allowance for credit losses.
In the first quarter of 2021, the macroeconomic environment continued to improve following the broad-based credit deterioration in 2020 that resulted from the impacts of the COVID-19 pandemic.
As of March 31, 2021, retained loans remained relatively flat while lending related commitments increased $31.4 billion from December 31, 2020 to $481.2 billion, driven by net portfolio activity in CIB and CB, including an increase in held for sale commitments intended to be syndicated.
In the three months ended March 31, 2021, the investment- grade percentage of the credit portfolio decreased from 71% to 69% driven by net portfolio activity, including new commitments. Criticized exposure increased $5.3 billion from $41.6 billion at December 31, 2020 to $46.9 billion at March 31, 2021, driven by select downgrades, partially offset by select upgrades. Nonperforming exposure was relatively flat at $4.9 billion and net charge off activity was $53 million.

Wholesale credit portfolio
	Credit exposure		Nonperforming(c)
(in millions)	Mar 31, 2021	Dec 31, 2020	Mar 31, 2021	Dec 31, 2020
Loans retained	$514,478	$514,947	$3,015	$3,318
Loans held-for-sale	9,945	5,784	165	284
Loans at fair value	29,483	29,327	536	504
Loans–reported	553,906	550,058	3,716	4,106
Derivative receivables	73,119	79,630	284	56
Receivables from customers(a)	58,180	47,710	—	—
Total wholesale credit-related assets	685,205	677,398	4,000	4,162
Assets acquired in loan satisfactions
Real estate owned	NA	NA	132	125
Other	NA	NA	—	—
Total assets acquired in loan satisfactions	NA	NA	132	125
Lending-related commitments	481,244	449,863	800	577
Total wholesale credit portfolio	$1,166,449	$1,127,261	$4,932	$4,864
Credit derivatives used in credit portfolio management activities(b)	$(22,649)	$(22,239)	$—	$—
Liquid securities and other cash collateral held against derivatives	(13,958)	(14,806)	NA	NA
(a)Receivables from customers reflect held-for-investment margin loans to brokerage clients in CIB, CCB and AWM; these are reported within accrued interest and accounts receivable on the Consolidated balance sheets.
(b)Represents the net notional amount of protection purchased and sold through credit derivatives used to manage both performing and nonperforming wholesale credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. Refer to Credit derivatives on page 62 and Note 4 for additional information.
(c)Loans that were modified in response to the COVID-19 pandemic continue to be risk-rated in accordance with the Firm’s overall credit risk management framework. As of March 31, 2021, predominantly all of these loans were considered performing.

Wholesale assistance
In March 2020, the Firm began providing assistance to clients in response to the COVID-19 pandemic, predominantly in the form of payment deferrals and covenant modifications.
As of March 31, 2021, the Firm had approximately $1.3 billion of retained loans still under payment deferral, representing 0.25% of the loan portfolio which has decreased approximately $0.3 billion from December 31, 2020, $5.0 billion from September 30, 2020, and $15.5 billion from June 30, 2020. Predominantly all clients that exited deferral are current or have paid down their loans, and the Firm has not experienced significant new payment deferral requests. The Firm continues to monitor the credit risk associated with loans subject to deferrals throughout the deferral period and on an ongoing basis after the borrowers are required to resume making regularly scheduled payments and considers expected losses of principal and accrued interest on these loans in its allowance for credit losses.

(in millions, except ratios)	March 31, 2021			December 31, 2020	September 30, 2020	June 30, 2020
Industry	Loan balance	Percent of total industry loan balance(b)	IG percentage of loan balance in payment deferral	Loan balance	Loan balance	Loan balance
Real Estate	$407	0.35%	6%	$550	$4,385	$5,211
Transportation	369	5.94	98	394	346	294
Industrials	18	0.09	—	19	91	335
Consumer and Retail	15	0.04	—	82	413	690
Individuals and Individual Entities	6	0.01	100	402	691	809
Automotive	—	—	—	22	15	8,827
Healthcare	—	—	—	7	100	300
All Other Industries(a)	479	0.26	77	147	233	309
Total wholesale	$1,294	0.25%	59%	$1,623	$6,274	$16,775
(a)As of March 31, 2021, predominantly SPEs.
(b)Represents the balance of the retained loans which were still under payment deferral, divided by the respective industry total retained loans balance.
In addition, the Firm granted assistance in the form of covenant modifications. These types of assistance, both payment deferrals and covenant modifications, are generally not reported as TDRs, either because the modifications were insignificant or they qualified for the option to suspend the application of accounting guidance for TDRs as provided by the CARES Act and extended by the Consolidated Appropriations Act. Loans under assistance continue to be risk-rated in accordance with the Firm’s overall credit risk management framework. As of March 31, 2021, predominantly all of these loans were considered performing.
Wholesale credit exposure – maturity and ratings profile
The following tables present the maturity and internal risk ratings profiles of the wholesale credit portfolio as of March 31, 2021, and December 31, 2020. The Firm generally considers internal ratings with qualitative characteristics equivalent to BBB-/Baa3 or higher as investment grade, and takes into consideration collateral and structural support when determining the internal risk rating for each credit facility. Refer to Note 12 of JPMorgan Chase's 2020 Form 10-K for further information on internal risk ratings.

	Maturity profile(d)				Ratings profile
	1 year or less	1 year through 5 years	After 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
March 31, 2021 (in millions, except ratios)
Loans retained	$190,787	$194,130	$129,561	$514,478	$379,827	$134,651	$514,478	74%
Derivative receivables				73,119			73,119
Less: Liquid securities and other cash collateral held against derivatives				(13,958)			(13,958)
Total derivative receivables, net of collateral	22,062	14,791	22,308	59,161	34,339	24,822	59,161	58
Lending-related commitments	132,273	326,744	22,227	481,244	315,860	165,384	481,244	66
Subtotal	345,122	535,665	174,096	1,054,883	730,026	324,857	1,054,883	69
Loans held-for-sale and loans at fair value(a)				39,428			39,428
Receivables from customers				58,180			58,180
Total exposure – net of liquid securities and other cash collateral held against derivatives				$1,152,491			$1,152,491
Credit derivatives used in credit portfolio management activities(b)(c)	$(10,219)	$(7,939)	$(4,491)	$(22,649)	$(18,458)	$(4,191)	$(22,649)	81%

	Maturity profile(d)				Ratings profile
	1 year or less	1 year through 5 years	After 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
December 31, 2020 (in millions, except ratios)
Loans retained	$183,969	$197,905	$133,073	$514,947	$379,273	$135,674	$514,947	74%
Derivative receivables				79,630			79,630
Less: Liquid securities and other cash collateral held against derivatives				(14,806)			(14,806)
Total derivative receivables, net of collateral	18,456	17,599	28,769	64,824	38,941	25,883	64,824	60
Lending-related commitments	116,950	315,179	17,734	449,863	312,694	137,169	449,863	70
Subtotal	319,375	530,683	179,576	1,029,634	730,908	298,726	1,029,634	71
Loans held-for-sale and loans at fair value(a)				35,111			35,111
Receivables from customers				47,710			47,710
Total exposure – net of liquid securities and other cash collateral held against derivatives				$1,112,455			$1,112,455
Credit derivatives used in credit portfolio management activities(b)(c)	$(6,190)	$(13,223)	$(2,826)	$(22,239)	$(17,860)	$(4,379)	$(22,239)	80%
(a)Represents loans held-for-sale, primarily related to syndicated loans and loans transferred from the retained portfolio, and loans at fair value.
(b)These derivatives do not qualify for hedge accounting under U.S. GAAP.
(c)The notional amounts are presented on a net basis by underlying reference entity and the ratings profile shown is based on the ratings of the reference entity on which protection has been purchased. Predominantly all of the credit derivatives entered into by the Firm where it has purchased protection used in credit portfolio management activities are executed with investment-grade counterparties.
(d)The maturity profile of retained loans, lending-related commitments and derivative receivables is generally based on remaining contractual maturity. Derivative contracts that are in a receivable position at March 31, 2021, may become payable prior to maturity based on their cash flow profile or changes in market conditions.
Wholesale credit exposure – industry exposures
The Firm focuses on the management and diversification of its industry exposures, and pays particular attention to industries with actual or potential credit concerns.
Exposures deemed criticized align with the U.S. banking regulators’ definition of criticized exposures, which consist of the special mention, substandard and doubtful categories. Total criticized exposure excluding loans held-for-sale and loans at fair value, was $46.9 billion at March 31, 2021, compared with $41.6 billion at December 31, 2020, representing approximately 4.4% and 4.0% of total wholesale credit exposure, respectively. The increase in total criticized exposure was driven by select downgrades, partially offset by select upgrades . The total criticized exposure was largely undrawn and $42.8 billion was performing.

The table below summarizes by industry the Firm’s exposures as of March 31, 2021, and December 31, 2020. The industry of risk category is generally based on the client or counterparty’s primary business activity. Refer to Note 4 of JPMorgan Chase's 2020 Form 10-K for additional information on industry concentrations.

Wholesale credit exposure – industries(a)
						Selected metrics
						30 days or more past due and accruing loans(h)	Net charge-offs/ (recoveries)	Credit derivative hedges(i)	Liquid securities and other cash collateral held against derivative receivables
			Noninvestment-grade
As of or for the three months ended	Credit exposure(f)(g)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
March 31, 2021
(in millions)
Real Estate	$145,222	$110,810	$28,135	$5,826	$451	$368	$(6)	$(107)	$—
Individuals and Individual Entities(b)	126,502	112,183	13,582	167	570	1,650	11	—	(1)
Consumer & Retail	110,003	56,974	42,901	9,385	743	197	3	(210)	—
Technology, Media & Telecommunications	74,985	36,101	32,526	5,962	396	35	3	(864)	(12)
Asset Managers	74,071	62,840	11,126	86	19	49	—	—	(6,057)
Industrials	69,813	35,179	30,770	3,658	206	200	—	(631)	(1)
Healthcare	64,001	44,784	17,365	1,740	112	120	(6)	(305)	(149)
Banks & Finance Cos	56,688	37,498	18,242	940	8	140	9	(398)	(1,295)
Automotive	43,462	25,530	15,228	2,648	56	110	(2)	(396)	—
Oil & Gas	41,505	17,314	18,929	4,774	488	129	41	(332)	(16)
State & Municipal Govt(c)	37,451	36,793	550	100	8	67	—	—	(25)
Utilities	30,284	22,423	6,761	833	267	8	—	(396)	(8)
Transportation	17,601	7,209	5,707	4,438	247	40	(3)	(81)	(24)
Chemicals & Plastics	17,017	10,562	5,604	822	29	11	—	(10)	—
Metals & Mining	15,932	6,348	8,700	763	121	1	—	(108)	(18)
Insurance	14,592	11,325	3,265	2	—	4	—	—	(2,415)
Central Govt	13,570	13,168	402	—	—	—	—	(8,086)	(261)
Securities Firms	7,250	4,355	2,340	551	4	1	—	(48)	(1,739)
Financial Markets Infrastructure	5,810	5,760	50	—	—	—	—	—	—
All other(d)	103,082	85,782	16,832	94	374	162	3	(10,677)	(1,937)
Subtotal	$1,068,841	$742,938	$279,015	$42,789	$4,099	$3,292	$53	$(22,649)	$(13,958)
Loans held-for-sale and loans at fair value	39,428
Receivables from customers	58,180
Total(e)	$1,166,449

(continued from previous page)
						Selected metrics
						30 days or more past due and accruing loans(h)	Net charge-offs/ (recoveries)	Credit derivative hedges(i)	Liquid securities and other cash collateral held against derivative receivables
			Noninvestment-grade
As of or for the year ended	Credit exposure(f)(g)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
December 31, 2020
(in millions)
Real Estate	$148,498	$116,124	$27,576	$4,294	$504	$374	$94	$(110)	$—
Individuals and Individual Entities(b)	122,870	107,266	14,688	227	689	1,570	(17)	—	—
Consumer & Retail	108,437	57,580	41,624	8,852	381	203	55	(381)	(5)
Technology, Media & Telecommunications	72,150	36,435	27,770	7,738	207	10	73	(934)	(56)
Asset Managers	66,573	57,582	8,885	85	21	19	1	—	(4,685)
Industrials	66,470	37,512	26,881	1,852	225	278	70	(658)	(61)
Healthcare	60,118	44,901	13,356	1,684	177	96	104	(378)	(191)
Banks & Finance Cos	54,032	35,115	17,820	1,045	52	20	13	(555)	(1,648)
Automotive	43,331	25,548	15,575	2,149	59	152	22	(434)	—
Oil & Gas	39,159	18,456	14,969	4,952	782	11	249	(238)	(4)
State & Municipal Govt(c)	38,286	37,705	574	2	5	41	—	—	(41)
Utilities	30,124	22,451	7,048	571	54	14	(7)	(402)	(1)
Transportation	16,232	7,549	6,340	2,137	206	30	117	(83)	(26)
Chemicals & Plastics	17,176	10,622	5,703	822	29	6	—	(83)	—
Metals & Mining	15,542	5,958	8,699	704	181	8	16	(141)	(13)
Insurance	13,141	10,177	2,960	3	1	7	—	—	(1,771)
Central Govt	17,025	16,652	373	—	—	—	—	(8,364)	(982)
Securities Firms	8,048	6,116	1,927	1	4	—	18	(49)	(3,423)
Financial Markets Infrastructure	6,515	6,449	66	—	—	—	—	—	(10)
All other(d)	100,713	84,650	15,185	504	374	83	(9)	(9,429)	(1,889)
Subtotal	$1,044,440	$744,848	$258,019	$37,622	$3,951	$2,922	$799	$(22,239)	$(14,806)
Loans held-for-sale and loans at fair value	35,111
Receivables from customers	47,710
Total(e)	$1,127,261
(a)The industry rankings presented in the table as of December 31, 2020, are based on the industry rankings of the corresponding exposures at March 31, 2021, not actual rankings of such exposures at December 31, 2020.
(b)Individuals and Individual Entities predominantly consists of Global Private Bank clients within AWM and includes exposure to personal investment companies and personal and testamentary trusts.
(c)In addition to the credit risk exposure to states and municipal governments (both U.S. and non-U.S.) at March 31, 2021, and December 31, 2020, noted above, the Firm held: $7.0 billion and $7.2 billion, respectively, of trading assets; $19.9 billion and $20.4 billion, respectively, of AFS securities; and $12.7 billion and $12.8 billion, respectively, of HTM securities, issued by U.S. state and municipal governments. Refer to Note 2 and Note 9 for further information.
(d)All other includes: SPEs, and Private education and civic organizations, representing approximately 92% and 8%, respectively, at both March 31, 2021, and December 31, 2020.
(e)Excludes cash placed with banks of $700.7 billion and $516.9 billion, at March 31, 2021, and December 31, 2020, respectively, which is predominantly placed with various central banks, primarily Federal Reserve Banks.
(f)Credit exposure is net of risk participations and excludes the benefit of credit derivatives used in credit portfolio management activities held against derivative receivables or loans and liquid securities and other cash collateral held against derivative receivables.
(g)Credit exposure includes held-for-sale and fair value option elected lending-related commitments.
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
Real Estate
Real Estate exposure was $145.2 billion as of March 31, 2021, of which $84.3 billion was multifamily lending as shown in the table below. Criticized exposure increased by $1.5 billion from $4.8 billion to $6.3 billion, driven by select downgrades.

	March 31, 2021
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment-grade	% Drawn(d)
Multifamily(a)	$84,092	$159	$84,251	85%	92%
Office	16,223	240	16,463	74	71
Other Income Producing Properties(b)	10,248	316	10,564	70	65
Retail	10,301	133	10,434	59	67
Industrial	9,356	59	9,415	82	67
Services and Non Income Producing	8,963	25	8,988	63	46
Lodging	5,033	74	5,107	11	30
Total Real Estate Exposure(c)	144,216	1,006	145,222	76	79

	December 31, 2020
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment- grade	% Drawn(d)
Multifamily(a)	$85,368	$183	$85,551	85%	92%
Office	16,372	475	16,847	76	70
Other Income Producing Properties(b)	13,435	421	13,856	76	55
Retail	10,573	199	10,772	60	69
Industrial	9,039	69	9,108	76	73
Services and Non Income Producing	9,242	22	9,264	62	47
Lodging	3,084	16	3,100	24	57
Total Real Estate Exposure	147,113	1,385	148,498	78	80
(a)Multifamily exposure is largely in California.
(b)Other Income Producing Properties consists of clients with diversified property types or other property types outside of multifamily, office, retail, industrial and lodging with less material exposures.
(c)Real Estate exposure is approximately 81% secured; unsecured exposure is approximately 78% investment-grade.
(d)Represents drawn exposure as a percentage of credit exposure.

Consumer & Retail
Consumer & Retail exposure was $110.0 billion as of March 31, 2021, and predominantly included Retail, Food and Beverage, and Business and Consumer Services as shown in the table below. Criticized exposure increased by $895 million from $9.2 billion to $10.1 billion, driven by downgrades, partially offset by net portfolio activity.

	March 31, 2021
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment-grade	% Drawn(d)
Retail(a)	$30,935	$998	$31,933	47%	33%
Food and Beverage	28,574	934	29,508	62	34
Business and Consumer Services	26,844	423	27,267	53	37
Consumer Hard Goods	13,587	105	13,692	58	34
Leisure(b)	7,420	183	7,603	18	43
Total Consumer & Retail(c)	107,360	2,643	110,003	52	35

	December 31, 2020
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment- grade	% Drawn(d)
Retail(a)	$32,486	$887	$33,373	52%	33%
Food and Beverage	28,012	897	28,909	62	33
Business and Consumer Services	24,760	599	25,359	52	41
Consumer Hard Goods	12,937	178	13,115	59	36
Leisure(b)	7,440	241	7,681	18	43
Total Consumer & Retail	105,635	2,802	108,437	53	36
(a)Retail consists of Home Improvement & Specialty Retailers, Restaurants, Supermarkets, Discount & Drug Stores, Specialty Apparel and Department Stores.
(b)Leisure consists of Gaming, Arts & Culture, Travel Services and Sports & Recreation. As of March 31, 2021 approximately 74% of the noninvestment-grade Leisure portfolio is secured.
(c)Approximately 77% of the noninvestment-grade portfolio is secured.
(d)Represents drawn exposure as a percent of credit exposure.
Oil & Gas
Oil & Gas exposure was $41.5 billion as of March 31, 2021, including $20.4 billion of Exploration & Production and Oil field Services as shown in the table below. During the three months ended March 31, 2021, the investment-grade percentage decreased from 47% to 42%, as a result of new non-investment grade commitments. However, criticized exposure decreased by $472 million from $5.7 billion to $5.3 billion, driven by select upgrades and net portfolio activity, largely offset by select downgrades.

	March 31, 2021
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment-grade	% Drawn(c)
Exploration & Production ("E&P") and Oil field Services	$17,692	$2,676	$20,368	30%	34%
Other Oil & Gas(a)	20,564	573	21,137	53	21
Total Oil & Gas(b)	38,256	3,249	41,505	42	27

	December 31, 2020
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment- grade	% Drawn(c)
Exploration & Production ("E&P") and Oil field Services	$18,228	$1,048	$19,276	32%	37%
Other Oil & Gas(a)	19,288	595	19,883	62	21
Total Oil & Gas(b)	37,516	1,643	39,159	47	29
(a)Other Oil & Gas includes Integrated Oil & Gas companies, Midstream/Oil Pipeline companies and refineries.
(b)Secured lending was $16.4 billion and $13.2 billion at March 31, 2021 and December 31, 2020, respectively, approximately half of which is reserve-based lending to the Exploration & Production sub-sector; unsecured exposure is largely investment-grade.
(c)Represents drawn exposure as a percent of credit exposure.

Loans
In its wholesale businesses, the Firm provides loans to a variety of clients, ranging from large corporate and institutional clients to high-net-worth individuals. Refer to Note 11 for a further discussion on loans, including information about delinquencies, loan modifications and other credit quality indicators.
The following table presents the change in the nonaccrual loan portfolio for the three months ended March 31, 2021 and 2020. Since March 31, 2020, nonaccrual loan exposure increased $1.5 billion, driven by downgrades across multiple industries on client credit deterioration, with the largest concentration in Real Estate, predominantly within Retail and Lodging. In the three months ended March 31, 2021, nonaccrual loan exposure decreased $390 million, when compared to December 31, 2020 driven by net portfolio activity and select client upgrades in Oil & Gas and Individuals.

Wholesale nonaccrual loan activity
Three months ended March 31, (in millions)	2021	2020
Beginning balance(a)	$4,106	$1,271
Additions	847	1,333
Reductions:
Paydowns and other	819	171
Gross charge-offs	88	181
Returned to performing status	209	24
Sales	121	14
Total reductions	1,237	390
Net changes	(390)	943
Ending balance	$3,716	$2,214
(a)In the third quarter of 2020, the Firm reclassified certain fair value option elected lending-related positions from trading assets to loans. Prior-period amounts have been revised to conform with the current presentation.
The following table presents net charge-offs/recoveries, which are defined as gross charge-offs less recoveries, for the three months ended March 31, 2021 and 2020. The amounts in the table below do not include gains or losses from sales of nonaccrual loans recognized in noninterest revenue.

Wholesale net charge-offs/(recoveries)
(in millions, except ratios)	Three months ended March 31,
	2021	2020
Loans – reported
Average loans retained	$515,858	$491,819
Gross charge-offs	88	181
Gross recoveries collected	(35)	(19)
Net charge-offs/(recoveries)	53	162
Net charge-off/(recovery) rate	0.04%	0.13%

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
The percentage of the Firm’s over-the-counter derivative transactions subject to collateral agreements — excluding foreign exchange spot trades, which are not typically covered by collateral agreements due to their short maturity and centrally cleared trades that are settled daily — was approximately 88% at both March 31, 2021, and December 31, 2020, respectively. Refer to Note 4 for additional information on the Firm’s use of collateral agreements. Refer to Note 4 for a further discussion of derivative contracts, counterparties and settlement types.
The fair value of derivative receivables reported on the Consolidated balance sheets were $73.1 billion and $79.6 billion at March 31, 2021, and December 31, 2020, respectively, with decreases in CIB resulting from market movements. Derivative receivables represent the fair value of the derivative contracts after giving effect to legally enforceable master netting agreements and the related cash collateral held by the Firm. In addition, the Firm held liquid securities and other cash collateral that the Firm believes is legally enforceable and may be used as security when the fair value of the client’s exposure is in the Firm’s favor. Liquid securities represents high quality liquid assets as defined in the LCR rule. In management’s view, the appropriate measure of current credit risk should also take into consideration other collateral, which generally represents securities that do not qualify as high quality liquid assets under the LCR rule, but that the Firm believes is legally enforceable. The collateral amounts for each counterparty are limited to the net derivative receivables for the counterparty. The following tables summarize the net derivative receivables and the internal ratings profile for the periods presented.

Derivative receivables
(in millions)	March 31, 2021	December 31, 2020
Total, net of cash collateral	$73,119	$79,630
Liquid securities and other cash collateral held against derivative receivables	(13,958)	(14,806)
Total, net of liquid securities and other cash collateral	$59,161	$64,824
Other collateral held against derivative receivables	(5,716)	(6,022)
Total, net of collateral	$53,445	$58,802

Ratings profile of derivative receivables
	March 31, 2021		December 31, 2020
(in millions, except ratios)	Exposure net of collateral	% of exposure net of collateral	Exposure net of collateral	% of exposure net of collateral
Investment-grade	$32,774	61%	$37,013	63%
Noninvestment-grade	20,671	39	21,789	37
Total	$53,445	100%	$58,802	100%
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
Credit portfolio management activities
Included in the Firm’s end-user activities are credit derivatives used to mitigate the credit risk associated with traditional lending activities (loans and lending-related commitments) and derivatives counterparty exposure in the Firm’s wholesale businesses (collectively, “credit portfolio management activities"). Information on credit portfolio management activities is provided in the table below.

Credit derivatives used in credit portfolio management activities
	Notional amount of protection purchased and sold(a)
(in millions)	March 31, 2021	December 31, 2020
Credit derivatives used to manage:
Loans and lending-related commitments	$2,161	$3,877
Derivative receivables	20,488	18,362
Credit derivatives used in credit portfolio management activities	$22,649	$22,239
(a)Amounts are presented net, considering the Firm’s net protection purchased or sold with respect to each underlying reference entity or index.
Refer to Credit derivatives in Note 4 of this Form 10-Q and Note 5 of JPMorgan Chase’s 2020 Form 10-K for further information on credit derivatives and derivatives used in credit portfolio management activities.

ALLOWANCE FOR CREDIT LOSSES
The Firm’s allowance for credit losses represents management's estimate of expected credit losses over the remaining expected life of the Firm's financial assets measured at amortized cost and certain off-balance sheet lending-related commitments. The allowance for credit losses comprises:
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
Discussion of changes in the allowance
The allowance for credit losses as of March 31, 2021 decreased when compared to December 31, 2020, consisting of:
•a $4.5 billion reduction in consumer, predominantly in the credit card portfolio, reflecting improvements in the Firm's macroeconomic scenarios, and in the residential real estate portfolio primarily due to the continued improvement in the HPI expectations and to a lesser extent portfolio run-off, and
•a $716 million net reduction in wholesale, across the LOBs reflecting improvements in the Firm's macroeconomic scenarios
While the economy is showing signs of improvement, the COVID-19 pandemic has stressed many MEVs used in the Firm's allowance estimate at a speed and to degrees not experienced in recent history, which has created additional challenges in the use of modeled credit loss estimates and increased the reliance on management judgment. These challenges in the use of modeled credit loss estimates remain, albeit to a lesser extent than experienced during 2020. In periods where certain MEVs are outside the range of historical experience on which the Firm’s models have been trained, the Firm makes adjustments to appropriately address these economic circumstances.
Further, despite the improvement in the economy, uncertainties remain, including the health of underlying labor markets, vaccine efficacy against new virus strains, and the potential for changes in consumer behavior that could have longer term impacts on certain sectors. As a result of these uncertainties, the Firm continued to place significant weighting on its adverse scenarios, which incorporate more punitive macroeconomic factors than the central case assumptions outlined below, resulting in weighted average U.S. unemployment rates rising above eight percent in 2021 and remaining at approximately six percent into the second quarter of 2022 with U.S. gross domestic product ("GDP") returning to pre-pandemic levels in 1Q22.
The Firm’s central case assumptions reflected U.S. unemployment rates and U.S. real GDP as follows:

	Assumptions at March 31, 2021
	2Q21	4Q21	2Q22
U.S. unemployment rate(a)	5.7%	4.8%	4.3%
Cumulative change in U.S. real GDP from 12/31/2019	0.2%	2.7%	4.3%

	Assumptions at December 31, 2020
	2Q21	4Q21	2Q22
U.S. unemployment rate(a)	6.8%	5.7%	5.1%
Cumulative change in U.S. real GDP from 12/31/2019	(1.9)%	0.6%	2.0%
(a)Reflects quarterly average of forecasted U.S. unemployment rate.
Subsequent changes to this forecast and related estimates will be reflected in the provision for credit losses in future periods.
Refer to Note 13 and Note 10 of JPMorgan Chase's 2020 Form 10-K for a description of the policies, methodologies and judgments used to determine the Firm’s allowances for credit losses on loans, lending-related commitments, and investment securities.
Refer to Critical Accounting Estimates Used by the Firm on pages 74-76 for further information on the allowance for credit losses and related management judgments.
Refer to Consumer Credit Portfolio on pages 48-52, Wholesale Credit Portfolio on pages 53-62 and Note 11 for additional information on the consumer and wholesale credit portfolios.

Allowance for credit losses and related information
	2021(c)				2020(c)
Three months ended March 31,	Consumer, excluding credit card	Credit card	Wholesale	Total	Consumer, excluding credit card	Credit card	Wholesale	Total
(in millions, except ratios)
Allowance for loan losses
Beginning balance at January 1,	$3,636	$17,800	$6,892	$28,328	$2,538	$5,683	$4,902	$13,123
Cumulative effect of a change in accounting principle	NA	NA	NA	NA	297	5,517	(1,642)	4,172
Gross charge-offs	166	1,214	88	1,468	233	1,488	181	1,902
Gross recoveries collected	(145)	(231)	(35)	(411)	(239)	(175)	(19)	(433)
Net charge-offs/(recoveries)	21	983	53	1,057	(6)	1,313	162	1,469
Provision for loan losses	(932)	(2,517)	(830)	(4,279)	613	5,063	1,742	7,418
Other	(1)	—	10	9	—	—	—	—
Ending balance at March 31,	$2,682	$14,300	$6,019	$23,001	$3,454	$14,950	$4,840	$23,244

Allowance for lending-related commitments
Beginning balance at January 1,	$187	$—	$2,222	$2,409	$12	$—	$1,179	$1,191
Cumulative effect of a change in accounting principle	NA	NA	NA	NA	133	—	(35)	98
Provision for lending-related commitments	(52)	—	159	107	6	—	852	858
Other	—	—	—	—	—	—	—	—
Ending balance at March 31,	$135	$—	$2,381	$2,516	$151	$—	$1,996	$2,147

Impairment methodology
Asset-specific(a)	$(348)	$522	$529	$703	$223	$530	$556	$1,309
Portfolio-based	3,030	13,778	5,490	22,298	3,231	14,420	4,284	21,935
Total allowance for loan losses	$2,682	$14,300	$6,019	$23,001	$3,454	$14,950	$4,840	$23,244

Impairment methodology
Asset-specific	$—	$—	$144	$144	$—	$—	$187	$187
Portfolio-based	135	—	2,237	2,372	151	—	1,809	1,960
Total allowance for lending-related commitments	$135	$—	$2,381	$2,516	$151	$—	$1,996	$2,147

Total allowance for credit losses	$2,817	$14,300	$8,400	$25,517	$3,605	$14,950	$6,836	$25,391

Memo:
Retained loans, end of period	$302,392	$131,772	$514,478	$948,642	$293,779	$154,021	$555,289	$1,003,089
Retained loans, average	302,055	134,155	515,858	952,068	294,156	162,660	491,819	948,635
Credit ratios
Allowance for loan losses to retained loans	0.89%	10.85%	1.17%	2.42%	1.18%	9.71%	0.87%	2.32%
Allowance for loan losses to retained nonaccrual loans(b)	50	NM	200	274	89	NM	247	398
Allowance for loan losses to retained nonaccrual loans excluding credit card	50	NM	200	104	89	NM	247	142
Net charge-off/(recovery) rates	0.03	2.97	0.04	0.45	(0.01)	3.25	0.13	0.62
(a)Includes collateral dependent loans, including those considered TDRs and those for which foreclosure is deemed probable, modified PCD loans, and non-collateral dependent loans that have been modified or are reasonably expected to be modified in a TDR. Also includes risk-rated loans that have been placed on nonaccrual status for the wholesale portfolio segment. The asset-specific credit card allowance for loan losses modified or reasonably expected to be modified in a TDR is calculated based on the loans’ original contractual interest rates and does not consider any incremental penalty rates.
(b)The Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.
(c)Excludes the allowance for credit losses on HTM securities. The allowance for credit losses on HTM securities was $94 million and $19 million as of March 31, 2021 and 2020, respectively.

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
Investment securities risk
Investment securities risk includes the exposure associated with a default in the payment of principal and interest. This risk is mitigated given that the investment securities portfolio held by Treasury and CIO is predominantly invested in high-quality securities. At March 31, 2021, the Treasury and CIO investment securities portfolio, net of allowance for credit losses, was $595.4 billion, and the average credit rating of the securities comprising the portfolio was AA+ (based upon external ratings where available and where not available, based primarily upon internal risk ratings). Refer to Corporate segment results on pages 33-34 and Note 9 for further information on the investment securities portfolio and internal risk ratings. Refer to Market Risk Management on pages 66-70 for further information on the market risk inherent in the portfolio. Refer to Liquidity Risk Management on pages 42-46 for further information on related liquidity risk.
Principal investment risk
Principal investments are typically privately held non-traded financial instruments representing ownership or other forms of junior capital and span multiple asset classes. These investments are made by dedicated investing businesses or as part of a broader business strategy. In general, principal investments include tax-oriented investments and investments made to enhance or accelerate the Firm’s business strategies. The Firm’s investments will continue to evolve in line with its strategies, including the Firm’s commitment to support underserved communities and minority-owned businesses. The Firm’s principal investments are managed by the LOBs and Corporate and are reflected within their respective financial results. The aggregate carrying values of the principal investment portfolios have not been significantly affected as a result of the COVID-19 pandemic. However, uncertainties remain that could result in future negative impacts.
The table below presents the aggregate carrying values of the principal investment portfolios as March 31, 2021 and December 31, 2020.

(in billions)	March 31, 2021	December 31, 2020
Tax-oriented investments (e.g., affordable housing and alternative energy investments)(a)	$19.5	$20.0
Private equity, various debt and equity instruments, and real assets	5.8	6.2
Total carrying value	$25.3	$26.2
(a)Prior-period amount has been revised to conform with the current presentation. Refer to Note 1 for further information.
Refer to page 134 of JPMorgan Chase’s 2020 Form 10-K for a discussion of the Firm’s Investment Portfolio Risk Management governance and oversight.

MARKET RISK MANAGEMENT
Market risk is the risk associated with the effect of changes in market factors such as interest and foreign exchange rates, equity and commodity prices, credit spreads or implied volatilities, on the value of assets and liabilities held for both the short and long term. Refer to Market Risk Management on pages 135–142 of JPMorgan Chase’s 2020 Form 10-K for a discussion of the Firm’s Market Risk Management organization, market risk measurement, risk monitoring and control, and predominant business activities that give rise to market risk.
Market Risk Management continues to actively monitor the impact of the COVID-19 pandemic on market risk exposures by leveraging existing risk measures and controls.
Models used to measure market risk are inherently imprecise and are limited in their ability to measure certain risks or to predict losses. This imprecision may be heightened when sudden or severe shifts in market conditions occur, such as those observed at the onset of the COVID-19 pandemic. For additional discussion on model uncertainty refer to Estimations and Model Risk Management on page 73.
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
The Firm’s VaR model calculations are periodically evaluated and enhanced in response to changes in the composition of the Firm’s portfolios, changes in market conditions, improvements in the Firm’s modeling techniques and measurements, and other factors. Such changes may affect historical comparisons of VaR results. Refer to Estimations and Model Risk Management on page 151 of JPMorgan Chase’s 2020 Form 10-K for information regarding model reviews and approvals.
Refer to page 137 of JPMorgan Chase’s 2020 Form 10-K for further information regarding VaR, including the inherent limitations, and the key differences between Risk Management VaR and Regulatory VaR. Refer to JPMorgan Chase’s Basel III Pillar 3 Regulatory Capital Disclosures reports, which are available on the Firm’s website, for additional information on Regulatory VaR and the other components of market risk regulatory capital for the Firm (e.g., VaR-based measure, stressed VaR-based measure and the respective backtesting). Refer to Other risk measures on pages 140-142 of JPMorgan Chase’s 2020 Form 10-K for further information regarding nonstatistical market risk measures used by the Firm.

The table below shows the results of the Firm’s Risk Management VaR measure using a 95% confidence level. VaR can vary significantly as positions change, market volatility fluctuates, and diversification benefits change.

Total VaR
	Three months ended
	March 31, 2021						December 31, 2020						March 31, 2020
(in millions)	Avg.		Min		Max		Avg.		Min		Max		Avg.		Min		Max
CIB trading VaR by risk type
Fixed income	$125		$34		$153		$106		$87		$138		$60		$30		$156
Foreign exchange	11		5		27		12		7		18		7		4		11
Equities	22		19		38		23		21		30		20		13		41
Commodities and other	33		22		43		36		24		44		10		7		24
Diversification benefit to CIB trading VaR	(90)	(a)	NM	(c)	NM	(c)	(85)	(a)	NM	(c)	NM	(c)	(40)	(a)	NM	(c)	NM	(c)
CIB trading VaR	101		40		134		92		72		117		57		27		160
Credit portfolio VaR	8		5		12		12		6		21		9		3		25
Diversification benefit to CIB VaR	(10)	(a)	NM	(c)	NM	(c)	(13)	(a)	NM	(c)	NM	(c)	(8)	(a)	NM	(c)	NM	(c)
CIB VaR	99		39		133		91		69		117		58		27		162

CCB VaR	6		4		11		6		3		10		7		3		11
Corporate and other LOB VaR	45	(b)	20		94	(b)	35	(b)	17		82	(b)	11		9		14
Diversification benefit to other VaR	(6)	(a)	NM	(c)	NM	(c)	(6)	(a)	NM	(c)	NM	(c)	(5)	(a)	NM	(c)	NM	(c)
Other VaR	45		21		94		35		17		82		13		10		16
Diversification benefit to CIB and other VaR	(38)	(a)	NM	(c)	NM	(c)	(30)	(a)	NM	(c)	NM	(c)	(12)	(a)	NM	(c)	NM	(c)
Total VaR	$106		$40		$153		$96		$67		$129		$59		$27		$164
(a)Diversification benefit represents the difference between the portfolio VaR and the sum of its individual components. This reflects the non-additive nature of VaR due to imperfect correlation across LOBs, Corporate, and risk types.
(b)Average and maximum Corporate and other LOB VaR were driven by a private equity position that became publicly traded at the end of the third quarter of 2020. As of March 31, 2021 the Firm no longer holds this position.
(c)The maximum and minimum VaR for each portfolio may have occurred on different trading days than the components and consequently diversification benefit is not meaningful.

Quarter over quarter results
Average total VaR increased by $10 million for the three months ended March 31, 2021 when compared with the prior quarter driven by increases in exposure in fixed income, partially offset by volatility which occurred in late March of 2020 at the onset of the COVID-19 pandemic rolling out of the one-year historical look-back period.
Year over year results
Average total VaR increased by $47 million for the three months ended March 31, 2021, compared with the same period in the prior year. This increase was driven by volatility which occurred at the onset of the COVID-19 pandemic and predominantly impacted exposure in fixed income, as well as increases from Corporate VaR due to the inclusion of a private equity position that became publicly traded at the end of the third quarter of 2020. These increases were partially offset by risk reductions in equities.

Effective July 1, 2020, the Firm refined the scope of VaR to exclude certain asset-backed fair value option elected loans, and included them in other sensitivity-based measures to more effectively measure the risk from these loans. In the absence of this refinement, the average Total VaR and each of the components would have been higher by the amounts reported in the following table:

(in millions)	Amount by which reported average VaR would have been higher for the three months ended March 31, 2021
CIB fixed income VaR	$21
CIB trading VaR	19
CIB VaR	20
Total VaR	18

The following graph presents daily Risk Management VaR for the five trailing quarters. As noted previously, average total VaR increased by $47 million for the three months ended March 31, 2021, compared with the same period in the prior year. However, as of March 31, 2021 daily Risk Management VaR has declined from March 31, 2020 as the volatility which occurred in late March of 2020 at the onset of the COVID-19 pandemic has begun to roll out of the one-year historical look-back period.
Daily Risk Management VaR

First Quarter 2020	Second Quarter 2020	Third Quarter 2020	Fourth Quarter 2020	First Quarter 2021
VaR backtesting
The Firm performs daily VaR model backtesting, which compares the daily Risk Management VaR results with the daily gains and losses that are utilized for VaR backtesting purposes. The gains and losses depicted in the chart below do not reflect the Firm’s reported revenue as they exclude select components of total net revenue, such as those associated with the execution of new transactions (i.e., intraday client-driven trading and intraday risk management activities), fees, commissions, certain valuation adjustments and net interest income. These excluded components of total net revenue may more than offset backtesting gains and losses on a particular day. The definition of backtesting gains and losses above is consistent with the requirements for backtesting under Basel III capital rules.
For the 12 months ended March 31, 2021, the Firm posted backtesting gains on 165 of the 259 days, and observed two VaR backtesting exceptions. For the three months ended March 31, 2021, the Firm posted backtesting gains on 47 of the 63 days, and did not observe any VaR backtesting exceptions.
The following chart presents the distribution of Firmwide daily backtesting gains and losses for the trailing 12 months and three months ended March 31, 2021. The daily backtesting losses are displayed as a percentage of the corresponding daily Risk Management VaR. The count of days with backtesting losses are shown in aggregate, in fifty percentage point intervals. A backtesting exception occurs when the daily backtesting loss exceeds the daily Risk Management VaR for the prior day. Backtesting exceptions are displayed within the intervals that are greater than one hundred percent. The results in the chart below differ from the results of backtesting disclosed in the Market Risk section of the Firm’s Basel III Pillar 3 Regulatory Capital Disclosures reports, which are based on Regulatory VaR applied to the Firm’s covered positions.
Distribution of Daily Backtesting Gains and Losses

Earnings-at-risk
The effect of interest rate exposure on the Firm’s reported net income is important as interest rate risk represents one of the Firm’s significant market risks. Interest rate risk arises not only from trading activities but also from the Firm’s traditional banking activities, which include extension of loans and credit facilities, taking deposits and issuing debt as well as from the investment securities portfolio. Refer to the table on page 136 of JPMorgan Chase’s 2020 Form 10-K for a summary by LOB and Corporate, identifying positions included in earnings-at-risk.
One way the Firm evaluates its structural interest rate risk is through earnings-at-risk. Earnings-at-risk estimates the Firm’s interest rate exposure for a given interest rate scenario. It is presented as a sensitivity to a baseline, which includes net interest income and certain interest rate sensitive fees. The baseline uses market interest rates and in the case of deposits, pricing assumptions. The Firm conducts simulations of changes to this baseline for interest rate-sensitive assets and liabilities denominated in U.S. dollars and other currencies (“non-U.S. dollar” currencies). These simulations primarily include retained loans, deposits, deposits with banks, investment securities, long-term debt and any related interest rate hedges, and funds transfer pricing of other positions in risk management VaR and other sensitivity-based measures as described on page 136 of JPMorgan Chase’s 2020 Form 10-K.
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
The Firm’s earnings-at-risk scenarios are periodically evaluated and enhanced in response to changes in the composition of the Firm’s balance sheet, changes in market conditions, improvements in the Firm’s simulation and other factors. While a relevant measure of the Firm’s interest rate exposure, the earnings at risk analysis does not represent a forecast of the Firm’s net interest income (Refer to Outlook on page 7 for additional information).
The Firm’s U.S. dollar sensitivities are presented in the table below.

(in billions)	March 31, 2021	December 31, 2020
Parallel shift:
+100 bps shift in rates	$6.0	$6.9
Steeper yield curve:
+100 bps shift in long-term rates	1.6	2.4
Flatter yield curve:
+100 bps shift in short-term rates	4.4	4.5
The change in the Firm’s U.S. dollar sensitivities as of March 31, 2021 compared to December 31, 2020 reflected updates to the Firm’s baseline for higher long-term rates as well as the impact of changes in the Firm’s balance sheet.
The Firm’s sensitivity to rates is primarily a result of assets repricing at a faster pace than deposits.
Based upon current and implied market rates as of March 31, 2021, scenarios reflecting lower rates could result in negative interest rates. The U.S. has never experienced an interest rate environment where the Federal Reserve has a negative interest rate policy. While the impact of negative interest rates on the Firm's earnings-at-risk would vary by scenario, a parallel shift downward of up to 100bps would negatively impact net interest income. In a negative interest rate environment, the modeling assumptions used for certain assets and liabilities require additional management judgment and therefore, the actual outcomes may differ from these assumptions.
The Firm’s non-U.S. dollar sensitivities are presented in the table below.

(in billions)	March 31, 2021	December 31, 2020
Parallel shift:
+100 bps shift in rates	$0.9	$0.9
Flatter yield curve:
+100 bps shift in short-term rates	0.9	0.8
The results of the non-U.S. dollar interest rate scenario involving a steeper yield curve with long-term rates rising by 100 basis points and short-term rates staying at current levels were not material to the Firm’s earnings-at-risk at March 31, 2021 and December 31, 2020.

Other sensitivity-based measures
The Firm quantifies the market risk of certain debt and equity and funding activities by assessing the potential impact on net revenue, other comprehensive income (“OCI”) and noninterest expense due to changes in relevant market variables. Refer to the predominant business activities that give rise to market risk on page 136 of JPMorgan Chase’s 2020 Form 10-K for additional information on the positions captured in other sensitivity-based measures.
The table below represents the potential impact to net revenue, OCI or noninterest expense for market risk-sensitive instruments that are not included in VaR or earnings-at-risk. Where appropriate, instruments used for hedging purposes are reported net of the positions being hedged. The sensitivities disclosed in the table below may not be representative of the actual gain or loss that would have been realized at March 31, 2021 and December 31, 2020, as the movement in market parameters across maturities may vary and are not intended to imply management’s expectation of future changes in these sensitivities.

Gain/(loss) (in millions)			March 31, 2021	December 31, 2020
Activity	Description	Sensitivity measure

Debt and equity(a)
Asset Management activities	Consists of seed capital and related hedges; fund co-investments(b); and certain deferred compensation and related hedges(c)	10% decline in market value	$(51)	$(48)
Other debt and equity	Consists of certain asset-backed fair value option elected loans, privately held equity and other investments held at fair value(b)	10% decline in market value	(885)	(919)

Funding activities
Non-USD LTD cross-currency basis	Represents the basis risk on derivatives used to hedge the foreign exchange risk on the non-USD LTD(d)	1 basis point parallel tightening of cross currency basis	(17)	(16)
Non-USD LTD hedges foreign currency (“FX”) exposure	Primarily represents the foreign exchange revaluation on the fair value of the derivative hedges(d)	10% depreciation of currency	17	13
Derivatives – funding spread risk	Impact of changes in the spread related to derivatives FVA(b)	1 basis point parallel increase in spread	(3)	(4)
Fair value option elected liabilities – funding spread risk	Impact of changes in the spread related to fair value option elected liabilities DVA(d)	1 basis point parallel increase in spread	39	33
Fair value option elected liabilities – interest rate sensitivity	Interest rate sensitivity on fair value option liabilities resulting from a change in the Firm’s own credit spread(d)	1 basis point parallel increase in spread	(1)	(3)
	Interest rate sensitivity related to risk management of changes in the Firm’s own credit spread on fair value option liabilities(b)	1 basis point parallel increase in spread	1	3
(a)Excludes equity securities without readily determinable fair values that are measured under the measurement alternative. Refer to Note 2 for additional information.
(b)Impact recognized through net revenue.
(c)Impact recognized through noninterest expense.
(d)Impact recognized through OCI.

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
Given the remaining uncertainty around the COVID-19 pandemic, Country Risk Management continues to monitor the impact to individual countries.
Refer to pages 143-144 of JPMorgan Chase’s 2020 Form 10-K for a further discussion of the Firm’s country risk management.
Risk Reporting
The following table presents the Firm’s top 20 exposures by country (excluding the U.S.) as of March 31, 2021 and their comparative exposures as of December 31, 2020. The selection of countries represents the Firm’s largest total exposures by individual country, based on the Firm’s internal country risk management approach, and does not represent the Firm’s view of any existing or potentially adverse credit conditions. Country exposures may fluctuate from period to period due to client activity and market flows.
The increase in exposure to Australia was predominantly due to increased cash placements with the central bank of Australia, driven by client activity following recent policy decisions in the country and growth in client deposits.

Top 20 country exposures (excluding the U.S.)(a)
(in billions)	March 31, 2021				December 31, 2020(e)
	Lending and deposits(b)	Trading and investing(c)	Other(d)	Total exposure	Total exposure
Germany	$110.1	$5.0	$0.5	$115.6	$127.2
United Kingdom	52.8	13.1	2.3	68.2	68.4
Japan	38.4	14.0	0.3	52.7	45.6
Australia	24.5	6.7	—	31.2	15.9
France	13.4	3.8	2.7	19.9	18.8
China	10.0	6.5	1.6	18.1	21.2
Switzerland	10.2	0.5	4.5	15.2	18.7
Brazil	5.8	8.1	—	13.9	10.8
Canada	12.4	0.5	0.2	13.1	14.5
Luxembourg	11.0	1.1	—	12.1	12.4
India	4.8	4.0	0.9	9.7	10.5
South Korea	4.4	4.7	0.4	9.5	10.1
Netherlands	7.4	0.1	2.0	9.5	7.7
Singapore	4.9	2.7	0.8	8.4	8.7
Italy	4.1	3.2	0.2	7.5	9.7
Hong Kong SAR	4.6	1.8	0.2	6.6	6.2
Saudi Arabia	5.7	0.8	—	6.5	5.8
Spain	3.9	2.1	—	6.0	5.8
Belgium	2.8	1.6	0.1	4.5	4.0
Mexico	4.0	0.1	—	4.1	4.9
(a)Country exposures presented in the table reflect 89% and 90% of total Firmwide non-U.S. exposure, where exposure is attributed to an individual country, at March 31, 2021, and December 31, 2020, respectively.
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
(e)The country rankings presented in the table as of December 31, 2020, are based on the country rankings of the corresponding exposures at March 31, 2021, not actual rankings of such exposures at December 31, 2020.

OPERATIONAL RISK MANAGEMENT
Operational risk is the risk of an adverse outcome resulting from inadequate or failed internal processes or systems; human factors; or external events impacting the Firm’s processes or systems; Operational Risk includes compliance, conduct, legal, and estimations and model risk. Operational risk is inherent in the Firm’s activities and can manifest itself in various ways, including fraudulent acts, business interruptions, cyber attacks, inappropriate employee behavior, failure to comply with applicable laws and regulations or failure of vendors to perform in accordance with their agreements. Operational Risk Management attempts to manage operational risk at appropriate levels in light of the Firm’s financial position, the characteristics of its businesses, and the markets and regulatory environments in which it operates. Refer to Operational Risk Management on pages 145-147 of JPMorgan Chase’s 2020 Form 10-K for a discussion of the Firm’s Operational Risk Management.
Subcategories and examples of operational risks
Operational risk can manifest itself in various ways. Operational risk subcategories such as Compliance risk, Conduct risk, Legal risk, and Estimations and Model risk as well as other operational risks, can lead to losses which are captured through the Firm’s operational risk measurement processes. Refer to Compliance Risk Management on page 148, Conduct Risk Management on page 149, Legal Risk Management on page 150 and Estimations and Model Risk Management on page 151 of JPMorgan Chase’s 2020 Form 10-K for more information. Details on other select examples of operational risks are provided below.
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
Cybersecurity Risk
Due to the on-going impact of COVID-19, the Firm continues to leverage use of remote access and also video conferencing solutions provided by third parties to facilitate remote work. As a result, the Firm deployed additional precautionary measures to mitigate cybersecurity risks.
Payment Fraud Risk
The risk of payment fraud remains at a heightened level across the industry, particularly during the COVID-19 pandemic due to the use of contingent forms of payment authentication methods and the perpetuation of scams involving the pandemic, including an increase in the level of fraud attempts against consumers. The complexities of these incidents and the strategies used by perpetrators continue to evolve. The Firm employs various controls for managing payment fraud risk as well as providing employee and client education and awareness trainings.

ESTIMATIONS AND MODEL RISK MANAGEMENT
Estimations and Model risk, a subcategory of operational risk, is the potential for adverse consequences from decisions based on incorrect or misused estimation outputs.
The Firm uses models and other analytical and judgment- based estimations across various businesses and functions. The estimation methods are of varying levels of sophistication and are used for many purposes, such as the valuation of positions and measurement of risk, assessing regulatory capital requirements, conducting stress testing, and making business decisions.
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
Refer to Critical Accounting Estimates Used by the Firm on pages 74-76 and Note 2 of this Form 10-Q, and Estimations and Model Risk Management section on page 151 of JPMorgan Chase’s 2020 Form 10-K for a summary of model-based valuations and other valuation techniques.

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
The allowance for credit losses involves significant judgment on a number of matters including development and weighting of macroeconomic forecasts, incorporation of historical loss experience, assessment of risk characteristics, assignment of risk ratings, valuation of collateral, and the determination of remaining expected life. Refer to Note 10 and Note 13 of JPMorgan Chase's 2020 Form 10-K for further information on these judgments as well as the Firm’s policies and methodologies used to determine the Firm’s allowance for credit losses; and refer to Allowance for credit losses on pages 63–64 and Note 12 of this Form 10-Q for further information.
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
•Key MEVs for the consumer portfolio include U.S. unemployment, HPI and U.S. real GDP.
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
The COVID-19 pandemic resulted in a weak labor market and weak overall economic conditions that affected borrowers across the Firm’s consumer and wholesale lending portfolios. While the economy is showing signs of improvement, uncertainties remain, including the health of underlying labor markets, vaccine efficacy against new virus strains, and the potential for changes in consumer behavior that could have longer term impacts on certain sectors. Further, significant judgment is still required to estimate the speed and trajectory of the economic recovery.
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
For example, compared to the Firm’s central scenario described on page 63 and in Note 12, the Firm’s relative adverse scenario assumes a significantly elevated U.S. unemployment rate through 2021, averaging 2.4% higher over the eight-quarter forecast, with a peak difference of approximately 4.4% in the third quarter of 2021; lower U.S. real GDP with a slower recovery, remaining 2.6% lower at the end of the eight-quarter forecast, with a peak difference of nearly 6.6% in the third quarter of 2021; and lower national HPI with a peak difference of 17.4% and a trough in the second quarter of 2022.

This analysis is not intended to estimate expected future changes in the allowance for credit losses, for a number of reasons, including:
•the Firm has placed significant weight on its adverse scenarios in estimating its allowance for credit losses as of March 31, 2021, and accordingly, the existing allowance already reflects credit losses beyond those estimated under the central scenario
•the impacts of changes in many MEVs are both interrelated and nonlinear, so the results of this analysis cannot be simply extrapolated for more severe changes in macroeconomic variables
•the COVID-19 pandemic has stressed many MEVs used in the Firm's allowance estimate at a speed and to degrees not seen in recent history, which continues to add higher degrees of uncertainty around modeled credit loss estimations
•significant changes in the expected severity and duration of the economic downturn caused by the COVID-19 pandemic, effects of government support and customer assistance, and speed and trajectory of the subsequent recovery could significantly affect the Firm’s estimate of expected credit losses irrespective of the estimated sensitivities described below.
To demonstrate the sensitivity of credit loss estimates to macroeconomic forecasts as of March 31, 2021, the Firm compared the modeled estimates under its relative adverse scenario to its central scenario. Without considering the additional weight the Firm has placed on its adverse scenarios or any other offsetting or correlated effects in other qualitative components of the Firm’s allowance for credit losses for these lending exposures, the comparison between these two scenarios reflects the following differences:
•An increase of approximately $700 million for residential real estate loans and lending-related commitments
•An increase of approximately $3.6 billion for credit card loans
•An increase of approximately $2.1 billion for wholesale loans and lending-related commitments
This analysis relates only to the modeled credit loss estimates and is not intended to estimate changes in the overall allowance for credit losses as it does not reflect any potential changes in other adjustments to the quantitative calculation, which would also be influenced by the judgment management applies to the modeled lifetime loss estimates to reflect the uncertainty and imprecision of these modeled lifetime loss estimates based on then-current circumstances and conditions.
Recognizing that forecasts of macroeconomic conditions are inherently uncertain, particularly in light of the recent economic conditions, the Firm believes that its process to consider the available information and associated risks and uncertainties is appropriately governed and that its estimates of expected credit losses were reasonable and appropriate for the period ended March 31, 2021.
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

March 31, 2021 (in billions, except ratios)	Total assets at fair value	Total level 3 assets
Federal funds sold and securities purchased under resale agreements	$267.6	$—
Securities borrowed	66.3	—
Trading assets:
Trading–debt and equity instruments	$470.9	$2.7
Derivative receivables(a)	73.1	7.9
Total trading assets	544.0	10.6
AFS securities	379.9	—
Loans	50.8	1.8
MSRs	4.5	4.5
Other	383.7	0.5
Total assets measured at fair value on a recurring basis	1,362.9	17.4
Total assets measured at fair value on a nonrecurring basis	2.5	0.7
Total assets measured at fair value	$1,365.4	$18.1
Total Firm assets	$3,689.3
Level 3 assets at fair value as a percentage of total Firm assets(a)		0.5%
Level 3 assets at fair value as a percentage of total Firm assets at fair value(a)		1.3%
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

Goodwill impairment
Management applies significant judgment when testing goodwill for impairment. The goodwill associated with each business combination is allocated to the related reporting units for goodwill impairment testing. Refer to Goodwill impairment on page 154 of JPMorgan Chase’s 2020 Form 10-K for a description of the significant valuation judgments associated with goodwill impairment.
Refer to Note 14 for additional information on goodwill, including the goodwill impairment assessment as of March 31, 2021.
Credit card rewards liability
The credit card rewards liability was $8.0 billion and $7.7 billion at March 31, 2021 and December 31, 2020, respectively, and is recorded in accounts payable and other liabilities on the Consolidated balance sheets. Refer to page 154 of JPMorgan Chase’s 2020 Form 10-K for a description of the significant assumptions and sensitivities, associated with the Firm’s credit card rewards liability.
Income taxes
Refer to Income taxes on page 154-155 of JPMorgan Chase’s 2020 Form 10-K for a description of the significant assumptions, judgments and interpretations associated with the accounting for income taxes.
Litigation reserves
Refer to Note 24 of this Form 10-Q, and Note 30 of JPMorgan Chase’s 2020 Form 10-K for a description of the significant estimates and judgments associated with establishing litigation reserves.

ACCOUNTING AND REPORTING DEVELOPMENTS

Financial Accounting Standards Board (“FASB”) Standards Adopted since January 1, 2021

Standard	Summary of guidance	Effects on financial statements

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

JPMorgan Chase & Co.
Consolidated statements of income (unaudited)

	Three months ended March 31,
(in millions, except per share data)	2021	2020
Revenue
Investment banking fees	$2,970	$1,866
Principal transactions	6,500	2,937
Lending- and deposit-related fees	1,687	1,706
Asset management, administration and commissions	5,029	4,540
Investment securities gains	14	233
Mortgage fees and related income	704	320
Card income	1,350	995
Other income(a)	1,123	1,250
Noninterest revenue	19,377	13,847
Interest income	14,271	19,161
Interest expense	1,382	4,722
Net interest income	12,889	14,439
Total net revenue	32,266	28,286

Provision for credit losses	(4,156)	8,285

Noninterest expense
Compensation expense	10,601	8,895
Occupancy expense	1,115	1,066
Technology, communications and equipment expense	2,519	2,578
Professional and outside services	2,203	2,028
Marketing	751	800
Other expense	1,536	1,424
Total noninterest expense	18,725	16,791
Income before income tax expense	17,697	3,210
Income tax expense(a)	3,397	345
Net income	$14,300	$2,865
Net income applicable to common stockholders	$13,851	$2,431
Net income per common share data
Basic earnings per share	$4.51	$0.79
Diluted earnings per share	4.50	0.78

Weighted-average basic shares	3,073.5	3,095.8
Weighted-average diluted shares	3,078.9	3,100.7
(a) Prior-period amounts have been revised to conform with the current presentation. Refer to Note 1 for further information.
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of comprehensive income (unaudited)

	Three months ended March 31,
(in millions)	2021	2020
Net income	$14,300	$2,865
Other comprehensive income/(loss), after–tax
Unrealized gains/(losses) on investment securities	(4,339)	1,119
Translation adjustments, net of hedges	(250)	(330)
Fair value hedges	(28)	88
Cash flow hedges	(2,249)	2,465
Defined benefit pension and OPEB plans	68	33
DVA on fair value option elected liabilities	(147)	2,474
Total other comprehensive income/(loss), after–tax	(6,945)	5,849
Comprehensive income	$7,355	$8,714
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated balance sheets (unaudited)

(in millions, except share data)	March 31, 2021	December 31, 2020
Assets
Cash and due from banks	$25,397	$24,874
Deposits with banks	685,675	502,735
Federal funds sold and securities purchased under resale agreements (included $267,613 and $238,015 at fair value)	272,481	296,284
Securities borrowed (included $66,277 and $52,983 at fair value)	179,516	160,635
Trading assets (included assets pledged of $117,020 and $130,645)	544,052	503,126
Available-for-sale securities (amortized cost of $378,756 and $381,729; included assets pledged of $64,540 and $32,227)	379,942	388,178
Held-to-maturity securities (net of allowance for credit losses of $94 and $78)	217,452	201,821
Investment securities, net of allowance for credit losses	597,394	589,999
Loans (included $50,767 and $44,474 at fair value)	1,011,307	1,012,853
Allowance for loan losses	(23,001)	(28,328)
Loans, net of allowance for loan losses	988,306	984,525
Accrued interest and accounts receivable	114,754	90,503
Premises and equipment	26,926	27,109
Goodwill, MSRs and other intangible assets	54,588	53,428
Other assets(a) (included $50,492 and $13,827 at fair value and assets pledged of $37,581 and $3,739)	200,247	151,539
Total assets(b)	$3,689,336	$3,384,757
Liabilities
Deposits (included $14,107 and $14,484 at fair value)	$2,278,112	$2,144,257
Federal funds purchased and securities loaned or sold under repurchase agreements (included $197,834 and $155,735 at fair value)	304,019	215,209
Short-term borrowings (included $20,002 and $16,893 at fair value)	54,978	45,208
Trading liabilities	191,349	170,181
Accounts payable and other liabilities(a) (included $42,824 and $3,476 at fair value)	285,066	231,285
Beneficial interests issued by consolidated VIEs (included $193 and $41 at fair value)	15,671	17,578
Long-term debt (included $75,693 and $76,817 at fair value)	279,427	281,685
Total liabilities(b)	3,408,622	3,105,403
Commitments and contingencies (refer to Notes 22, 23 and 24)
Stockholders’ equity
Preferred stock ($1 par value; authorized 200,000,000 shares; issued 3,156,250 and 3,006,250 shares)	31,563	30,063
Common stock ($1 par value; authorized 9,000,000,000 shares; issued 4,104,933,895 shares)	4,105	4,105
Additional paid-in capital	88,005	88,394
Retained earnings	248,151	236,990
Accumulated other comprehensive income	1,041	7,986
Treasury stock, at cost (1,077,805,783 and 1,055,499,435 shares)	(92,151)	(88,184)
Total stockholders’ equity	280,714	279,354
Total liabilities and stockholders’ equity	$3,689,336	$3,384,757
(a) Prior-period amounts have been revised to conform with the current presentation. Refer to Note 1 for further information.
(b) The following table presents information on assets and liabilities related to VIEs that are consolidated by the Firm at March 31, 2021, and December 31, 2020. The assets of the consolidated VIEs are used to settle the liabilities of those entities. The holders of the beneficial interests generally do not have recourse to the general credit of JPMorgan Chase. The assets and liabilities in the table below include third-party assets and liabilities of consolidated VIEs and exclude intercompany balances that eliminate in consolidation. Refer to Note 13 for a further discussion

(in millions)	March 31, 2021	December 31, 2020
Assets
Trading assets	$1,994	$1,934
Loans	33,509	37,619
All other assets	701	681
Total assets	$36,204	$40,234
Liabilities
Beneficial interests issued by consolidated VIEs	$15,671	$17,578
All other liabilities	239	233
Total liabilities	$15,910	$17,811
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of changes in stockholders’ equity (unaudited)

	Three months ended March 31,
(in millions, except per share data)	2021	2020
Preferred stock
Balance at the beginning of the period	$30,063	$26,993
Issuance	1,500	4,500
Redemption	—	(1,430)
Balance at March 31	31,563	30,063

Common stock
Balance at the beginning and end of the period	4,105	4,105

Additional paid-in capital
Balance at the beginning of the period	88,394	88,522
Shares issued and commitments to issue common stock for employee share-based compensation awards, and related tax effects	(363)	(660)
Other	(26)	(5)
Balance at March 31	88,005	87,857

Retained earnings
Balance at the beginning of the period	236,990	223,211
Cumulative effect of change in accounting principles	—	(2,650)
Net income	14,300	2,865
Dividends declared:
Preferred stock	(379)	(421)
Common stock ($0.90 and $0.90 per share)	(2,760)	(2,779)
Balance at March 31	248,151	220,226

Accumulated other comprehensive income/(loss)
Balance at the beginning of the period	7,986	1,569
Other comprehensive income/(loss), after-tax	(6,945)	5,849
Balance at March 31	1,041	7,418

Shares held in RSU Trust, at cost
Balance at the beginning and end of the period	—	(21)

Treasury stock, at cost
Balance at the beginning of the period	(88,184)	(83,049)
Repurchase	(4,999)	(6,397)
Reissuance	1,032	1,060
Balance at March 31	(92,151)	(88,386)

Total stockholders’ equity	$280,714	$261,262
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of cash flows (unaudited)

	Three months ended March 31,
(in millions)	2021	2020
Operating activities
Net income	$14,300	$2,865
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	(4,156)	8,285
Depreciation and amortization	2,070	2,197
Deferred tax (benefit)/expense(a)	998	(1,235)
Other	890	411
Originations and purchases of loans held-for-sale	(85,457)	(47,352)
Proceeds from sales, securitizations and paydowns of loans held-for-sale	75,547	52,345
Net change in:
Trading assets	(34,262)	(167,827)
Securities borrowed	(18,951)	145
Accrued interest and accounts receivable	(24,323)	(49,323)
Other assets(a)	7,131	(61,897)
Trading liabilities	(7)	97,078
Accounts payable and other liabilities(a)	23,559	45,020
Other operating adjustments	(1,211)	(801)
Net cash (used in) operating activities	(43,872)	(120,089)
Investing activities
Net change in:
Federal funds sold and securities purchased under resale agreements	23,791	1,120
Held-to-maturity securities:
Proceeds from paydowns and maturities	14,700	2,599
Purchases	(31,348)	(205)
Available-for-sale securities:
Proceeds from paydowns and maturities	14,096	12,420
Proceeds from sales	80,823	50,990
Purchases	(95,958)	(131,605)
Proceeds from sales and securitizations of loans held-for-investment	6,619	7,564
Other changes in loans, net	3,321	(65,608)
Net purchases of assets pursuant to nonrecourse advances provided by the FRBB under the MMLF	—	(11,985)
All other investing activities, net	(653)	(1,123)
Net cash provided by/(used in) investing activities	15,391	(135,833)
Financing activities
Net change in:
Deposits	120,501	297,976
Federal funds purchased and securities loaned or sold under repurchase agreements	88,844	49,273
Short-term borrowings	9,387	12,455
Beneficial interests issued by consolidated VIEs	(1,439)	1,613
Proceeds from long-term borrowings	24,162	34,851
Payments of long-term borrowings	(14,983)	(29,057)
Proceeds from issuance of preferred stock	1,500	4,500
Redemption of preferred stock	—	(1,430)
Treasury stock repurchased	(4,806)	(6,517)
Dividends paid	(3,193)	(3,188)
All other financing activities, net	(1,062)	1,829
Net cash provided by financing activities	218,911	362,305
Effect of exchange rate changes on cash and due from banks and deposits with banks	(6,967)	(2,480)
Net increase in cash and due from banks and deposits with banks	183,463	103,903
Cash and due from banks and deposits with banks at the beginning of the period	527,609	263,631
Cash and due from banks and deposits with banks at the end of the period	$711,072	$367,534
Cash interest paid	$1,127	$4,374
Cash income taxes paid, net	640	763
(a) Prior-period amounts have been revised to conform with the current presentation. Refer to Note 1 for further information.
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

Refer to the Glossary of Terms and Acronyms on pages 163-171 for definitions of terms and acronyms used throughout the Notes to Consolidated Financial Statements.

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
These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, and related notes thereto, included in JPMorgan Chase’s 2020 Form 10-K.
Certain amounts reported in prior periods have been reclassified to conform with the current presentation, including certain deferred investment tax credits. In the first quarter of 2021 the Firm reclassified certain deferred investment tax credits from accounts payable and other liabilities to other assets to be a reduction to the carrying value of certain tax-oriented investments. The reclassification also resulted in an increase in income tax expense and a corresponding increase in other income, with no effect on net income. Prior-period amounts have been revised to conform with the current presentation, including the Firm’s effective income tax rate. The reclassification did not change the Firm’s results of operations on a managed basis.
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
Refer to Notes 1 and 14 of JPMorgan Chase’s 2020 Form     10-K for a further description of JPMorgan Chase’s accounting policies regarding consolidation.
Offsetting assets and liabilities
U.S. GAAP permits entities to present derivative receivables and derivative payables with the same counterparty and the related cash collateral receivables and payables on a net basis on the Consolidated balance sheets when a legally enforceable master netting agreement exists. U.S. GAAP also permits securities financing activities to be presented on a net basis when specified conditions are met, including the existence of a legally enforceable master netting agreement. The Firm has elected to net such balances when the specified conditions are met. Refer to Note 1 of JPMorgan Chase’s 2020 Form 10-K for further information on offsetting assets and liabilities.

Note 2 – Fair value measurement
Refer to Note 2 of JPMorgan Chase’s 2020 Form 10-K for a discussion of the Firm’s valuation methodologies for assets, liabilities and lending-related commitments measured at fair value and the fair value hierarchy.

The following table presents the assets and liabilities reported at fair value as of March 31, 2021, and December 31, 2020, by major product category and fair value hierarchy.

Assets and liabilities measured at fair value on a recurring basis
	Fair value hierarchy			Derivative netting adjustments(f)

March 31, 2021 (in millions)	Level 1	Level 2	Level 3		Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$267,613	$—	$—	$267,613
Securities borrowed	—	66,277	—	—	66,277
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	—	50,988	397	—	51,385
Residential – nonagency	—	2,258	32	—	2,290
Commercial – nonagency	—	1,183	2	—	1,185
Total mortgage-backed securities	—	54,429	431	—	54,860
U.S. Treasury, GSEs and government agencies(a)	74,980	10,095	—	—	85,075
Obligations of U.S. states and municipalities	—	7,009	8	—	7,017
Certificates of deposit, bankers’ acceptances and commercial paper	—	1,584	—	—	1,584
Non-U.S. government debt securities	40,535	51,757	177	—	92,469
Corporate debt securities	—	28,118	370	—	28,488
Loans	—	7,071	832	—	7,903
Asset-backed securities	—	2,538	54	—	2,592
Total debt instruments	115,515	162,601	1,872	—	279,988
Equity securities	152,474	1,992	688	—	155,154
Physical commodities(b)	10,769	6,314	—	—	17,083
Other	—	18,531	122	—	18,653
Total debt and equity instruments(c)	278,758	189,438	2,682	—	470,878
Derivative receivables:
Interest rate	3,646	305,725	2,250	(283,073)	28,548
Credit	—	13,575	637	(13,164)	1,048
Foreign exchange	144	185,794	689	(171,515)	15,112
Equity	—	69,570	4,008	(53,825)	19,753
Commodity	—	23,387	292	(15,021)	8,658
Total derivative receivables	3,790	598,051	7,876	(536,598)	73,119
Total trading assets(d)	282,548	787,489	10,558	(536,598)	543,997
Available-for-sale securities:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	3	112,456	—	—	112,459
Residential – nonagency	—	10,601	—	—	10,601
Commercial – nonagency	—	3,029	—	—	3,029
Total mortgage-backed securities	3	126,086	—	—	126,089
U.S. Treasury and government agencies	194,784	—	—	—	194,784
Obligations of U.S. states and municipalities	—	19,922	—	—	19,922
Certificates of deposit	—	—	—	—	—
Non-U.S. government debt securities	12,270	8,603	—	—	20,873
Corporate debt securities	—	210	—	—	210
Asset-backed securities:
Collateralized loan obligations	—	11,329	—	—	11,329
Other	—	6,735	—	—	6,735
Total available-for-sale securities	207,057	172,885	—	—	379,942
Loans (e)	—	48,944	1,823	—	50,767
Mortgage servicing rights	—	—	4,470	—	4,470
Other assets(d)	42,839	6,519	511	—	49,869
Total assets measured at fair value on a recurring basis	$532,444	$1,349,727	$17,362	$(536,598)	$1,362,935
Deposits	$—	$11,455	$2,652	$—	$14,107
Federal funds purchased and securities loaned or sold under repurchase agreements	—	197,834	—	—	197,834
Short-term borrowings	—	16,338	3,664	—	20,002
Trading liabilities:
Debt and equity instruments(c)	104,557	26,292	60	—	130,909
Derivative payables:
Interest rate	3,194	273,891	2,101	(268,442)	10,744
Credit	—	13,961	641	(12,704)	1,898
Foreign exchange	154	184,124	1,228	(168,468)	17,038
Equity	—	71,701	7,842	(57,143)	22,400
Commodity	—	22,657	1,203	(15,500)	8,360
Total derivative payables	3,348	566,334	13,015	(522,257)	60,440
Total trading liabilities	107,905	592,626	13,075	(522,257)	191,349
Accounts payable and other liabilities	39,933	2,830	61	—	42,824
Beneficial interests issued by consolidated VIEs	—	193	—	—	193
Long-term debt	—	53,118	22,575	—	75,693
Total liabilities measured at fair value on a recurring basis	$147,838	$874,394	$42,027	$(522,257)	$542,002

	Fair value hierarchy				Derivative netting adjustments(f)

December 31, 2020 (in millions)	Level 1	Level 2	Level 3			Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$238,015	$—		$—	$238,015
Securities borrowed	—	52,983	—		—	52,983
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	—	68,395	449		—	68,844
Residential – nonagency	—	2,138	28		—	2,166
Commercial – nonagency	—	1,327	3		—	1,330
Total mortgage-backed securities	—	71,860	480		—	72,340
U.S. Treasury, GSEs and government agencies(a)	104,263	10,996	—		—	115,259
Obligations of U.S. states and municipalities	—	7,184	8		—	7,192
Certificates of deposit, bankers’ acceptances and commercial paper	—	1,230	—		—	1,230
Non-U.S. government debt securities	26,772	40,671	182		—	67,625
Corporate debt securities	—	21,017	507		—	21,524
Loans	—	6,101	893		—	6,994
Asset-backed securities	—	2,304	28		—	2,332
Total debt instruments	131,035	161,363	2,098		—	294,496
Equity securities	97,035	2,652	476	(g)	—	100,163
Physical commodities(b)	6,382	5,189	—		—	11,571
Other	—	17,165	49	(g)	—	17,214
Total debt and equity instruments(c)	234,452	186,369	2,623		—	423,444
Derivative receivables:
Interest rate	2,318	386,865	2,307		(355,765)	35,725
Credit	—	12,879	624		(12,823)	680
Foreign exchange	146	205,127	987		(190,479)	15,781
Equity	—	71,279	3,519		(54,125)	20,673
Commodity	—	21,272	231		(14,732)	6,771
Total derivative receivables	2,464	697,422	7,668		(627,924)	79,630
Total trading assets(d)	236,916	883,791	10,291		(627,924)	503,074
Available-for-sale securities:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)(g)	7	113,294	—		—	113,301
Residential – nonagency	—	10,233	—		—	10,233
Commercial – nonagency	—	2,856	—		—	2,856
Total mortgage-backed securities	7	126,383	—		—	126,390
U.S. Treasury and government agencies	201,951	—	—		—	201,951
Obligations of U.S. states and municipalities	—	20,396	—		—	20,396
Certificates of deposit	—	—	—		—	—
Non-U.S. government debt securities	13,135	9,793	—		—	22,928
Corporate debt securities	—	216	—		—	216
Asset-backed securities:
Collateralized loan obligations	—	10,048	—		—	10,048
Other	—	6,249	—		—	6,249
Total available-for-sale securities	215,093	173,085	—		—	388,178
Loans(e)	—	42,169	2,305		—	44,474
Mortgage servicing rights	—	—	3,276		—	3,276
Other assets(d)	8,110	4,561	538		—	13,209
Total assets measured at fair value on a recurring basis	$460,119	$1,394,604	$16,410		$(627,924)	$1,243,209
Deposits	$—	$11,571	$2,913		$—	$14,484
Federal funds purchased and securities loaned or sold under repurchase agreements	—	155,735	—		—	155,735
Short-term borrowings	—	14,473	2,420		—	16,893
Trading liabilities:
Debt and equity instruments(c)	82,669	16,838	51		—	99,558
Derivative payables:
Interest rate	2,496	349,082	2,049		(340,615)	13,012
Credit	—	14,344	848		(13,197)	1,995
Foreign exchange	132	214,373	1,421		(194,493)	21,433
Equity	—	74,032	7,381		(55,515)	25,898
Commodity	—	21,767	962		(14,444)	8,285
Total derivative payables	2,628	673,598	12,661		(618,264)	70,623
Total trading liabilities	85,297	690,436	12,712		(618,264)	170,181
Accounts payable and other liabilities	2,895	513	68		—	3,476
Beneficial interests issued by consolidated VIEs	—	41	—		—	41
Long-term debt	—	53,420	23,397		—	76,817
Total liabilities measured at fair value on a recurring basis	$88,192	$926,189	$41,510		$(618,264)	$437,627
(a)At March 31, 2021, and December 31, 2020, included total U.S. GSE obligations of $96.3 billion and $117.6 billion, respectively, which were mortgage-related.
(b)Physical commodities inventories are generally accounted for at the lower of cost or net realizable value. “Net realizable value” is a term defined in U.S. GAAP as not exceeding fair value less costs to sell (“transaction costs”). Transaction costs for the Firm’s physical commodities inventories are either not applicable or immaterial to the value of the inventory. Therefore, net realizable value approximates fair value for the Firm’s physical commodities inventories. When fair value hedging has been applied (or when net realizable value is below cost), the carrying value of physical commodities approximates fair value, because under fair value hedge accounting, the cost basis is adjusted for changes in fair value. Refer to Note 4 for a further discussion of the Firm’s hedge accounting relationships. To provide consistent fair value disclosure information, all physical commodities inventories have been included in each period presented.
(c)Balances reflect the reduction of securities owned (long positions) by the amount of identical securities sold but not yet purchased (short positions).
(d)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient are not required to be classified in the fair value hierarchy. At March 31, 2021, and December 31, 2020, the fair values of these investments, which include certain hedge funds, private equity funds, real estate and other funds, were $678 million and $670 million, respectively. Included in these balances at March 31, 2021, and December 31, 2020, were trading assets of $55 million and $52 million, respectively, and other assets of $623 million and $618 million, respectively.
(e)At March 31, 2021, and December 31, 2020, included within loans were $20.1 billion and $15.1 billion, respectively, of residential first-lien mortgages, and $6.0 billion and $6.3 billion, respectively, of commercial first-lien mortgages. Residential mortgage loans include conforming mortgage loans originated with the intent to sell to U.S. GSEs and government agencies of $11.9 billion and $8.4 billion, respectively.
(f)As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists. The level 3 balances would be reduced if netting were applied, including the netting benefit associated with cash collateral.
(g)The prior-period amounts have been revised to conform with the current period presentation.
Level 3 valuations
Refer to Note 2 of JPMorgan Chase’s 2020 Form 10-K for further information on the Firm’s valuation process and a detailed discussion of the determination of fair value for individual financial instruments.
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

Level 3 inputs(a)
March 31, 2021
Product/Instrument	Fair value (in millions)	Principal valuation technique	Unobservable inputs(g)	Range of input values			Average(i)
Residential mortgage-backed securities and loans(b)	$991	Discounted cash flows	Yield	0%	–	15%	6%
			Prepayment speed	0%	–	48%	9%
			Conditional default rate	0%	–	30%	10%
			Loss severity	0%	–	109%	8%
Commercial mortgage-backed securities and loans(c)	516	Market comparables	Price	$0	–	$100	$86
Corporate debt securities	370	Market comparables	Price	$10	–	$120	$96
Loans(d)	1,579	Market comparables	Price	$5	–	$111	$82
Asset-backed securities	54	Market comparables	Price	$2	–	$96	$61
Net interest rate derivatives	130	Option pricing	Interest rate volatility	7 bps	–	723 bps	132 bps
			Interest rate spread volatility	11 bps	–	23 bps	15 bps
			Interest rate correlation	(65)%	–	99%	36%
			IR-FX correlation	(35)%	–	50%	(1)%
	19	Discounted cash flows	Prepayment speed	0%	–	30%	8%
Net credit derivatives	(41)	Discounted cash flows	Credit correlation	37%	–	65%	49%
			Credit spread	1 bps	–	1,501 bps	396 bps
			Recovery rate	0%	–	70%	47%
			Conditional default rate	2%	–	100%	37%
			Loss severity	100%			100%
	37	Market comparables	Price	$0	–	$115	$69
Net foreign exchange derivatives	(424)	Option pricing	IR-FX correlation	(40)%	–	65%	17%
	(115)	Discounted cash flows	Prepayment speed	9%			9%
Net equity derivatives	(3,834)	Option pricing	Forward equity price(h)	61%	–	130%	99%
			Equity volatility	4%	–	146%	33%
			Equity correlation	12%	–	99%	55%
			Equity-FX correlation	(79)%	–	60%	(26)%
			Equity-IR correlation	15%	–	50%	28%
Net commodity derivatives	(911)	Option pricing	OIl Commodity Forward	$478 / MT	–	$553 / MT	$516 / MT
			Forward power price	$13 / MWH	–	$55 / MWH	$34 / MWH
			Commodity volatility	2%	–	70%	36%
			Commodity correlation	(50)%	–	95%	23%
MSRs	4,470	Discounted cash flows	Refer to Note 14
Long-term debt, short-term borrowings, and deposits(e)	27,985	Option pricing	Interest rate volatility	7 bps	–	723 bps	132 bps
			Interest rate correlation	(65)%	–	99%	36%
			IR-FX correlation	(35)%	–	50%	(1)%
			Equity correlation	12%	–	99%	55%
			Equity-FX correlation	(79)%	–	60%	(26)%
			Equity-IR correlation	15%	–	50%	28%
	906	Discounted cash flows	Credit correlation	37%	–	65%	49%
Other level 3 assets and liabilities, net(f)	1,385
(a)The categories presented in the table have been aggregated based upon the product type, which may differ from their classification on the Consolidated balance sheets. Furthermore, the inputs presented for each valuation technique in the table are, in some cases, not applicable to every instrument valued using the technique as the characteristics of the instruments can differ.
(b)Comprises U.S. GSE and government agency securities of $397 million, nonagency securities of $32 million and non-trading loans of $562 million.
(c)Comprises nonagency securities of $2 million, trading loans of $41 million and non-trading loans of $473 million.
(d)Comprises trading loans of $791 million and non-trading loans of $788 million.
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
(f)Includes equity securities of $968 million, including $280 million in Other Assets, for which quoted prices are not readily available and the fair value is generally based on internal valuation techniques such as EBITDA multiples and comparable analysis. All other level 3 assets and liabilities are insignificant both individually and in aggregate.
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

Changes in and ranges of unobservable inputs
Refer to Note 2 of JPMorgan Chase’s 2020 Form 10-K for a discussion of the impact on fair value of changes in unobservable inputs and the relationships between unobservable inputs as well as a description of attributes of the underlying instruments and external market factors that affect the range of inputs used in the valuation of the Firm’s positions.
Changes in level 3 recurring fair value measurements
The following tables include a rollforward of the Consolidated balance sheets amounts (including changes in fair value) for financial instruments classified by the Firm within level 3 of the fair value hierarchy for the three months ended March 31, 2021 and 2020. When a determination is made to classify a financial instrument within level 3, the determination is based on the significance of the unobservable inputs to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. Also, the Firm risk-manages the observable components of level 3 financial instruments using securities and derivative positions that are classified within level 1 or 2 of the fair value hierarchy; as these level 1 and level 2 risk management instruments are not included below, the gains or losses in the following tables do not reflect the effect of the Firm’s risk management activities related to such level 3 instruments.

	Fair value measurements using significant unobservable inputs
Three months ended March 31, 2021 (in millions)	Fair value at January 1, 2021	Total realized/unrealized gains/(losses)						Transfers into level 3	Transfers (out of) level 3	Fair value at March 31, 2021	Change in unrealized gains/(losses) related to financial instruments held at March 31, 2021
				Purchases(f)	Sales		Settlements(g)
Assets:(a)
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	$449	$23		$6	$(48)		$(33)		$—	$397	$22
Residential – nonagency	28	1		9	(3)		(2)		(1)	32	—
Commercial – nonagency	3	—		—	(1)		—		—	2	—
Total mortgage-backed securities	480	24		15	(52)		(35)	—	(1)	431	22
Obligations of U.S. states and municipalities	8	—		—	—		—	—	—	8	—
Non-U.S. government debt securities	182	(9)		118	(107)		(7)	—	—	177	(9)
Corporate debt securities	507	(15)		91	(146)		—	85	(152)	370	(14)
Loans	893	7		272	(152)		(1)	90	(277)	832	8
Asset-backed securities	28	(1)		28	(3)		—	2	—	54	(1)
Total debt instruments	2,098	6		524	(460)		(43)	177	(430)	1,872	6
Equity securities	476	(5)		230	(43)		—	54	(24)	688	3
Other	49	41		65	—		(29)	—	(4)	122	36
Total trading assets – debt and equity instruments	2,623	42	(c)	819	(503)		(72)	231	(458)	2,682	45	(c)
Net derivative receivables:(b)
Interest rate	258	445		53	(93)		(534)	57	(37)	149	313
Credit	(224)	183		1	(2)		27	(3)	14	(4)	168
Foreign exchange	(434)	(200)		2	(6)		111	10	(22)	(539)	(214)
Equity	(3,862)	23		194	(838)		126	110	413	(3,834)	(213)
Commodity	(731)	(246)		4	(213)		279	(1)	(3)	(911)	(145)
Total net derivative receivables	(4,993)	205	(c)	254	(1,152)		9	173	365	(5,139)	(91)	(c)
Available-for-sale securities:
Mortgage-backed securities	—	—		—	—		—	—	—	—	—
Total available-for-sale securities	—	—		—	—		—	—	—	—	—
Loans	2,305	(73)	(c)	67	(190)		(201)	155	(240)	1,823	(112)	(c)
Mortgage servicing rights	3,276	797	(d)	583	1		(187)	—	—	4,470	797	(d)
Other assets	538	13	(c)	3	(18)		(25)	—	—	511	12	(c)

	Fair value measurements using significant unobservable inputs
Three months ended March 31, 2021 (in millions)	Fair value at January 1, 2021	Total realized/unrealized (gains)/losses						Transfers into level 3	Transfers (out of) level 3	Fair value at March 31, 2021	Change in unrealized (gains)/losses related to financial instruments held at March 31, 2021
				Purchases	Sales	Issuances	Settlements(g)
Liabilities:(a)
Deposits	$2,913	$(103)	(c)(e)	$—	$—	$69	$(95)	$1	$(133)	$2,652	$(105)	(c)(e)
Short-term borrowings	2,420	(113)	(c)(e)	—	—	2,918	(1,506)	—	(55)	3,664	(27)	(c)(e)
Trading liabilities – debt and equity instruments	51	(3)	(c)	(65)	21	—	—	59	(3)	60	—
Accounts payable and other liabilities	68	(1)	(c)	—	1	—	—	—	(7)	61	(1)	(c)
Beneficial interests issued by consolidated VIEs	—	—		—	—	—	—	—	—	—	—
Long-term debt	23,397	(308)	(c)(e)	—	—	3,465	(3,649)	11	(341)	22,575	(324)	(c)(e)

	Fair value measurements using significant unobservable inputs
Three months ended March 31, 2020 (in millions)	Fair value at January 1, 2020	Total realized/unrealized gains/(losses)						Transfers into level 3	Transfers (out of) level 3	Fair value at March 31, 2020	Change in unrealized gains/(losses) related to financial instruments held at March 31, 2020
				Purchases(f)	Sales		Settlements(g)
Assets:(a)
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	$797	$(139)		$19	$(116)		$(42)	$—	$—	$519	$(131)
Residential – nonagency	23	(1)		2	—		—	—	—	24	(1)
Commercial – nonagency	4	—		1	—		(1)	1	(2)	3	—
Total mortgage-backed securities	824	(140)		22	(116)		(43)	1	(2)	546	(132)
Obligations of U.S. states and municipalities	10	—		—	(1)		—	—	—	9	—
Non-U.S. government debt securities	155	(12)		90	(57)		—	—	(1)	175	(10)
Corporate debt securities	558	(55)		292	(42)		—	227	(27)	953	(50)
Loans	673	(98)		497	(130)		(16)	568	(108)	1,386	(127)
Asset-backed securities	37	(2)		36	(15)		(1)	—	(3)	52	(1)
Total debt instruments	2,257	(307)		937	(361)		(60)	796	(141)	3,121	(320)
Equity securities	196	(38)		10	(4)		—	82	(33)	213	(39)
Other	232	(1)		9	(5)		(12)	—	(2)	221	2
Total trading assets – debt and equity instruments	2,685	(346)	(c)	956	(370)		(72)	878	(176)	3,555	(357)	(c)
Net derivative receivables:(b)
Interest rate	(332)	642		66	(50)		(241)	(172)	(49)	(136)	282
Credit	(139)	108		18	(128)		(33)	60	3	(111)	65
Foreign exchange	(607)	(339)		38	(4)		(14)	—	(1)	(927)	(508)
Equity	(3,395)	3,037		59	(548)		583	(656)	94	(826)	3,707
Commodity	(16)	(403)		4	(15)		9	(6)	2	(425)	(399)
Total net derivative receivables	(4,489)	3,045	(c)	185	(745)		304	(774)	49	(2,425)	3,147	(c)
Available-for-sale securities:
Mortgage-backed securities	1	—		—	—		(1)	—	—	—	—
Total available-for-sale securities	1	—		—	—		(1)	—	—	—	—
Loans	516	(64)	(c)	191	(32)		(9)	1,514	(31)	2,085	(63)	(c)
Mortgage servicing rights	4,699	(1,382)	(d)	273	(75)		(248)	—	—	3,267	(1,382)	(d)
Other assets	917	(92)	(c)	13	(28)		(228)	—	—	582	(91)	(c)

	Fair value measurements using significant unobservable inputs
Three months ended March 31, 2020 (in millions)	Fair value at January 1, 2020	Total realized/unrealized (gains)/losses						Transfers into level 3	Transfers (out of) level 3	Fair value at March 31, 2020	Change in unrealized (gains)/losses related to financial instruments held at March 31, 2020
				Purchases	Sales	Issuances	Settlements(g)
Liabilities:(a)
Deposits	$3,360	$(149)	(c)(e)	$—	$—	$386	$(172)	$4	$(250)	$3,179	$(135)	(c)(e)
Short-term borrowings	1,674	(345)	(c)(e)	—	—	1,615	(929)	40	(16)	2,039	(409)	(c)(e)
Trading liabilities – debt and equity instruments	41	3	(c)	(75)	7	—	—	86	(1)	61	6	(c)
Accounts payable and other liabilities	45	(8)	(c)	(23)	1	—	—	—	—	15	(7)	(c)
Beneficial interests issued by consolidated VIEs	—	—		—	—	—	—	—	—	—	—
Long-term debt	23,339	(4,110)	(c)(e)	—	—	4,607	(3,549)	370	(516)	20,141	(3,984)	(c)(e)
(a)Level 3 assets at fair value as a percentage of total Firm assets at fair value (including assets measured at fair value on a nonrecurring basis) were 1% at both March 31, 2021 and December 31, 2020, respectively. Level 3 liabilities at fair value as a percentage of total Firm liabilities at fair value (including liabilities measured at fair value on a nonrecurring basis) were 8% and 9%, at March 31, 2021 and December 31, 2020, respectively.
(b)All level 3 derivatives are presented on a net basis, irrespective of the underlying counterparty.

(c)Predominantly reported in principal transactions revenue, except for changes in fair value for CCB mortgage loans and lending-related commitments originated with the intent to sell, and mortgage loan purchase commitments, which are reported in mortgage fees and related income.
(d)Changes in fair value for MSRs are reported in mortgage fees and related income.
(e)Realized (gains)/losses due to DVA for fair value option elected liabilities are reported in principal transactions revenue, and were not material for the three months ended March 31, 2021 and 2020. Unrealized (gains)/losses are reported in OCI, and were $(22) million and $(1.1) billion for the three months ended March 31, 2021 and 2020, respectively.
(f)Loan originations are included in purchases.
(g)Includes financial assets and liabilities that have matured, been partially or fully repaid, impacts of modifications, deconsolidations associated with beneficial interests in VIEs and other items.
Level 3 analysis
Consolidated balance sheets changes
Level 3 assets at fair value, including assets measured at fair value on a nonrecurring basis, were 0.5% of total Firm assets at March 31, 2021. The following describes significant changes to level 3 assets since December 31, 2020, for those items measured at fair value on a recurring basis. Refer to Assets and liabilities measured at fair value on a nonrecurring basis on page 94 for further information on changes impacting items measured at fair value on a nonrecurring basis.
Three months ended March 31, 2021
Level 3 assets were $17.4 billion at March 31, 2021, reflecting an increase of $952 million from December 31, 2020.
The increase for the three months ended March 31, 2021 was predominantly driven by a $1.2 billion increase in MSRs. Refer to Note 14 for information on MSRs.
Refer to the sections below for additional information.
Transfers between levels for instruments carried at fair value on a recurring basis
For the three months ended March 31, 2021, there were no significant transfers from level 2 into level 3 or from level 3 into level 2.
For the three months ended March 31, 2020, significant transfers from level 2 into level 3 included the following:
•$2.1 billion of total debt and equity instruments, predominantly trading loans, driven by a decrease in observability.
•$1.0 billion of gross equity derivative receivables and $1.7 billion of gross equity derivative payables as a result of a decrease in observability and an increase in the significance of unobservable inputs.
For the three months ended March 31, 2020, there were no significant transfers from level 3 into level 2.
All transfers are based on changes in the observability and/or significance of the valuation inputs and are assumed to occur at the beginning of the quarterly reporting period in which they occur.
Gains and losses
The following describes significant components of total realized/unrealized gains/(losses) for instruments measured at fair value on a recurring basis for the periods indicated. These amounts exclude any effects of the Firm’s risk management activities where the financial instruments are classified as level 1 and 2 of the fair value hierarchy. Refer to Changes in level 3 recurring fair value measurements rollforward tables on pages 90–93 for further information on these instruments.
Three months ended March 31, 2021
•$984 million of net gains on assets, driven by MSRs reflecting lower prepayment speeds on higher rates. Refer to Note 14 for information on MSRs.
•$528 million of net gains on liabilities, largely driven by market movements in long-term debt.
Three months ended March 31, 2020
•$1.2 billion of net gains on assets, driven by gains in net equity derivative receivables due to market movements largely offset by losses in MSRs reflecting faster prepayment speeds on lower rates. Refer to Note 14 for information on MSRs.
•$4.6 billion of net gains on liabilities, predominantly driven by market movements in long-term debt.
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

	Three months ended March 31,
(in millions)	2021	2020
Credit and funding adjustments:
Derivatives CVA	$240	$(924)
Derivatives FVA	105	(1,021)
Refer to Note 2 of JPMorgan Chase’s 2020 Form 10-K for further information about both credit and funding adjustments, as well as information about valuation adjustments on fair value option elected liabilities.

Assets and liabilities measured at fair value on a nonrecurring basis
The following tables present the assets and liabilities held as of March 31, 2021 and 2020, for which nonrecurring fair value adjustments were recorded during the three months ended March 31, 2021 and 2020, by major product category and fair value hierarchy.

	Fair value hierarchy				Total fair value
March 31, 2021 (in millions)	Level 1	Level 2	Level 3
Loans	$—	$1,857	$303	(b)	$2,160
Other assets(a)	—	12	370		382
Total assets measured at fair value on a nonrecurring basis	$—	$1,869	$673		$2,542
Accounts payable and other liabilities	—	—	14		14
Total liabilities measured at fair value on a nonrecurring basis	$—	$—	$14		$14

	Fair value hierarchy			Total fair value
March 31, 2020 (in millions)	Level 1	Level 2	Level 3
Loans	$—	$2,336	$559	$2,895
Other assets	—	11	334	345
Total assets measured at fair value on a nonrecurring basis	$—	$2,347	$893	$3,240
Accounts payable and other liabilities	—	—	775	775
Total liabilities measured at fair value on a nonrecurring basis	$—	$—	$775	$775
(a)Primarily includes equity securities without readily determinable fair values that were adjusted based on observable price changes in orderly transactions from an identical or similar investment of the same issuer (measurement alternative). Of the $370 million in level 3 assets measured at fair value on a nonrecurring basis as of March 31, 2021, $316 million related to equity securities adjusted based on the measurement alternative. These equity securities are classified as level 3 due to the infrequency of the observable prices and/or the restrictions on the shares.
(b)Of the $303 million in level 3 assets measured at fair value on a nonrecurring basis as of March 31, 2021, $137 million related to residential real estate loans carried at the net realizable value of the underlying collateral (e.g., collateral-dependent loans). These amounts are classified as level 3 as they are valued using information from broker’s price opinions, appraisals and automated valuation models and discounted based upon the Firm’s experience with actual liquidation values. These discounts ranged from 13% to 45% with a weighted average of 26%.
Nonrecurring fair value changes
The following table presents the total change in value of assets and liabilities for which fair value adjustments have been recognized for the three months ended March 31, 2021 and 2020, related to assets and liabilities held at those dates.

	Three months ended March 31,
(in millions)	2021	2020
Loans	$(33)	$(267)
Other assets(a)	2	(169)
Accounts payable and other liabilities	(3)	(775)
Total nonrecurring fair value gains/(losses)	$(34)	$(1,211)
(a)Included $6 million and $(154) million for the three months ended March 31, 2021 and 2020, respectively, of net gains/(losses) as a result of the measurement alternative.
Refer to Note 11 for further information about the measurement of collateral-dependent loans.

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
The following table presents the carrying value of equity securities without readily determinable fair values held as of March 31, 2021 and 2020, that are measured under the measurement alternative and the related adjustments recorded during the periods presented for those securities with observable price changes. These securities are included in the nonrecurring fair value tables when applicable price changes are observable.

	Three months ended
	March 31
As of or for the period ended,
(in millions)	2021	2020
Other assets
Carrying value(a)	$2,302	$2,560
Upward carrying value changes(b)	7	9
Downward carrying value changes/impairment(c)	(1)	(162)
(a)The carrying value as of December 31, 2020 was $2.4 billion. The period-end carrying values reflect cumulative purchases and sales in addition to upward and downward carrying value changes.
(b)The cumulative upward carrying value changes between January 1, 2018 and March 31, 2021 were $618 million.
(c)The cumulative downward carrying value changes/impairment between January 1, 2018 and March 31, 2021 were $(340) million.
Included in other assets above is the Firm’s interest in approximately 40 million Visa Class B common shares, recorded at a nominal carrying value. These shares are subject to certain transfer restrictions currently and will be convertible into Visa Class A common shares upon final resolution of certain litigation matters involving Visa. The conversion rate of Visa Class B common shares into Visa Class A common shares is 1.6228 at March 31, 2021, and may be adjusted by Visa depending on developments related to the litigation matters.

Additional disclosures about the fair value of financial instruments that are not carried on the Consolidated balance sheets at fair value
The following table presents, by fair value hierarchy classification, the carrying values and estimated fair values at March 31, 2021, and December 31, 2020, of financial assets and liabilities, excluding financial instruments that are carried at fair value on a recurring basis, and their classification within the fair value hierarchy.

	March 31, 2021					December 31, 2020
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value
Financial assets
Cash and due from banks	$25.4	$25.4	$—	$—	$25.4	$24.9	$24.9	$—	$—	$24.9
Deposits with banks	685.7	685.7	—	—	685.7	502.7	502.7	—	—	502.7
Accrued interest and accounts receivable	113.6	—	113.5	0.1	113.6	89.4	—	89.3	0.1	89.4
Federal funds sold and securities purchased under resale agreements	4.9	—	4.9	—	4.9	58.3	—	58.3	—	58.3
Securities borrowed	113.4	—	113.2	—	113.2	107.7	—	107.7	—	107.7
Investment securities, held-to-maturity	217.5	74.5	143.2	—	217.7	201.8	53.2	152.3	—	205.5
Loans, net of allowance for loan losses(a)	937.5	—	206.7	752.7	959.4	940.1	—	210.9	755.6	966.5
Other	95.0	—	93.2	1.9	95.1	81.8	—	80.0	1.9	81.9
Financial liabilities
Deposits	$2,264.0	$—	$2,264.0	$—	$2,264.0	$2,129.8	$—	$2,128.9	$—	$2,128.9
Federal funds purchased and securities loaned or sold under repurchase agreements	106.2	—	106.2	—	106.2	59.5	—	59.5	—	59.5
Short-term borrowings	35.0	—	35.0	—	35.0	28.3	—	28.3	—	28.3
Accounts payable and other liabilities	205.9	—	201.6	3.9	205.5	186.6	—	181.9	4.3	186.2
Beneficial interests issued by consolidated VIEs	15.5	—	15.5	—	15.5	17.5	—	17.6	—	17.6
Long-term debt	203.7	—	207.8	3.3	211.1	204.8	—	209.2	3.2	212.4
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

	March 31, 2021					December 31, 2020
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value(a) (b)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value(a) (b)	Level 1	Level 2	Level 3	Total estimated fair value
Wholesale lending-related commitments	$2.4	$—	$—	$2.8	$2.8	$2.2	$—	$—	$2.1	$2.1
(a)Excludes the current carrying values of the guarantee liability and the offsetting asset, each of which is recognized at fair value at the inception of the guarantees.
(b)Includes the wholesale allowance for lending-related commitments.
The Firm does not estimate the fair value of consumer off-balance sheet lending-related commitments. In many cases, the Firm can reduce or cancel these commitments by providing the borrower notice or, in some cases as permitted by law, without notice. Refer to page 173 of JPMorgan Chase’s 2020 Form 10-K for a further discussion of the valuation of lending-related commitments.

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
The Firm’s election of fair value includes the following instruments:
•Loans purchased or originated as part of securitization warehousing activity, subject to bifurcation accounting, or managed on a fair value basis, including lending-related commitments
•Certain securities financing agreements
•Owned beneficial interests in securitized financial assets that contain embedded credit derivatives, which would otherwise be required to be separately accounted for as a derivative instrument
•Structured notes, which are predominantly financial instruments that contain embedded derivatives that are issued as part of client-driven activities
•Certain long-term beneficial interests issued by CIB’s consolidated securitization trusts where the underlying assets are carried at fair value
Changes in fair value under the fair value option election
The following table presents the changes in fair value included in the Consolidated statements of income for the three months ended March 31, 2021 and 2020, for items for which the fair value option was elected. The profit and loss information presented below only includes the financial instruments that were elected to be measured at fair value; related risk management instruments, which are required to be measured at fair value, are not included in the table.

	Three months ended March 31,
	2021				2020
(in millions)	Principal transactions	All other income		Total changes in fair value recorded (e)	Principal transactions	All other income		Total changes in fair value recorded (e)
Federal funds sold and securities purchased under resale agreements	$(12)	$—		$(12)	$543	$—		$543
Securities borrowed	(70)	—		(70)	226	—		226
Trading assets:
Debt and equity instruments, excluding loans	621	—		621	(2,438)	(1)	(c)	(2,439)
Loans reported as trading assets:
Changes in instrument-specific credit risk	204	—		204	(656)	—		(656)
Other changes in fair value	(1)	—		(1)	1	—		1
Loans:
Changes in instrument-specific credit risk	237	1	(c)	238	64	(23)	(c)	41
Other changes in fair value(a)	(250)	340	(c)	90	268	741	(c)	1,009
Other assets	19	(19)	(d)	—	85	(17)	(d)	68
Deposits(a)	167	—		167	(103)	—		(103)
Federal funds purchased and securities loaned or sold under repurchase agreements	34	—		34	(259)	—		(259)
Short-term borrowings(a)	(122)	—		(122)	1,720	—		1,720
Trading liabilities	—	—		—	—	—		—
Other liabilities	1	—		1	(35)	—		(35)
Long-term debt(a)(b)	1,247	(5)	(c)(d)	1,242	4,181	5	(c)	4,186
(a)Unrealized gains/(losses) due to instrument-specific credit risk (DVA) for liabilities for which the fair value option has been elected are recorded in OCI, while realized gains/(losses) are recorded in principal transactions revenue. Realized gains/(losses) due to instrument-specific credit risk recorded in principal transactions revenue were $(2) million for both the three months ended March 31, 2021 and 2020, respectively.
(b)Long-term debt measured at fair value predominantly relates to structured notes. Although the risk associated with the structured notes is actively managed, the gains/(losses) reported in this table do not include the income statement impact of the risk management instruments used to manage such risk.
(c)Reported in mortgage fees and related income.
(d)Reported in other income.
(e)Changes in fair value exclude contractual interest, which is included in interest income and interest expense for all instruments other than certain hybrid financial instruments recorded in CIB. Refer to Note 6 for further information regarding interest income and interest expense.

Difference between aggregate fair value and aggregate remaining contractual principal balance outstanding
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of March 31, 2021, and December 31, 2020, for loans, long-term debt and long-term beneficial interests for which the fair value option has been elected.

	March 31, 2021				December 31, 2020
(in millions)	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding
Loans
Nonaccrual loans
Loans reported as trading assets	$3,102		$426	$(2,676)	$3,386		$555	$(2,831)
Loans	1,388		1,144	(244)	1,867		1,507	(360)
Subtotal	4,490		1,570	(2,920)	5,253		2,062	(3,191)
90 or more days past due and government guaranteed
Loans(a)	355		340	(15)	328		317	(11)
All other performing loans(b)
Loans reported as trading assets	8,758		7,477	(1,281)	7,917		6,439	(1,478)
Loans	49,143		49,283	140	42,022		42,650	628
Subtotal	57,901		56,760	(1,141)	49,939		49,089	(850)
Total loans	$62,746		$58,670	$(4,076)	$55,520		$51,468	$(4,052)
Long-term debt
Principal-protected debt	$39,625	(d)	$36,943	$(2,682)	$40,560	(d)	$40,526	$(34)
Nonprincipal-protected debt(c)	NA		38,750	NA	NA		36,291	NA
Total long-term debt	NA		$75,693	NA	NA		$76,817	NA
Long-term beneficial interests
Nonprincipal-protected debt(c)	NA		$193	NA	NA		$41	NA
Total long-term beneficial interests	NA		$193	NA	NA		$41	NA
(a)These balances are excluded from nonaccrual loans as the loans are insured and/or guaranteed by U.S. government agencies.
(b)There were no performing loans that were ninety days or more past due as of March 31, 2021, and December 31, 2020, respectively.
(c)Remaining contractual principal is not applicable to nonprincipal-protected structured notes and long-term beneficial interests. Unlike principal-protected structured notes and long-term beneficial interests, for which the Firm is obligated to return a stated amount of principal at maturity, nonprincipal-protected structured notes and long-term beneficial interests do not obligate the Firm to return a stated amount of principal at maturity, but for structured notes to return an amount based on the performance of an underlying variable or derivative feature embedded in the note. However, investors are exposed to the credit risk of the Firm as issuer for both nonprincipal-protected and principal-protected notes.
(d)Where the Firm issues principal-protected zero-coupon or discount notes, the balance reflects the contractual principal payment at maturity or, if applicable, the contractual principal payment at the Firm’s next call date.
At March 31, 2021, and December 31, 2020, the contractual amount of lending-related commitments for which the fair value option was elected was $20.9 billion and $18.1 billion, respectively, with a corresponding fair value of $75 million and $(39) million, respectively. Refer to Note 28 of JPMorgan Chase’s 2020 Form 10-K, and Note 22 of this Form 10-Q for further information regarding off-balance sheet lending-related financial instruments.

Structured note products by balance sheet classification and risk component
The following table presents the fair value of structured notes, by balance sheet classification and the primary risk type.

	March 31, 2021					December 31, 2020
(in millions)	Long-term debt	Short-term borrowings	Deposits		Total	Long-term debt	Short-term borrowings	Deposits		Total
Risk exposure
Interest rate	$35,665	$115	$5,197		$40,977	$38,129	$65	$5,057		$43,251
Credit	6,492	1,630	—		8,122	6,409	1,022	—		7,431
Foreign exchange	3,357	526	231		4,114	3,613	92	—		3,705
Equity	28,719	7,414	6,382		42,515	26,943	5,021	6,893		38,857
Commodity	200	12	20	(a)	232	250	13	232	(a)	495
Total structured notes	$74,433	$9,697	$11,830		$95,960	$75,344	$6,213	$12,182		$93,739
(a)Excludes deposits linked to precious metals for which the fair value option has not been elected of $717 million and $739 million for the periods ended March 31, 2021 and December 31, 2020, respectively.

Note 4 – Derivative instruments
JPMorgan Chase makes markets in derivatives for clients and also uses derivatives to hedge or manage its own risk exposures. Refer to Note 5 of JPMorgan Chase’s 2020 Form 10-K for a further discussion of the Firm’s use of and accounting policies regarding derivative instruments.
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

The following table outlines the Firm’s primary uses of derivatives and the related hedge accounting designation or disclosure category.

Type of Derivative	Use of Derivative	Designation and disclosure	Affected segment or unit	10-Q page reference
Manage specifically identified risk exposures in qualifying hedge accounting relationships:
•Interest rate	Hedge fixed rate assets and liabilities	Fair value hedge	Corporate	106-107
•Interest rate	Hedge floating-rate assets and liabilities	Cash flow hedge	Corporate	108
•Foreign exchange	Hedge foreign currency-denominated assets and liabilities	Fair value hedge	Corporate	106-107
•Foreign exchange	Hedge foreign currency-denominated forecasted revenue and expense	Cash flow hedge	Corporate	108
•Foreign exchange	Hedge the value of the Firm’s investments in non-U.S. dollar functional currency entities	Net investment hedge	Corporate	109
•Commodity	Hedge commodity inventory	Fair value hedge	CIB, AWM	106-107
Manage specifically identified risk exposures not designated in qualifying hedge accounting relationships:
•Interest rate	Manage the risk associated with mortgage commitments, warehouse loans and MSRs	Specified risk management	CCB	109
•Credit	Manage the credit risk associated with wholesale lending exposures	Specified risk management	CIB	109
•Interest rate and foreign exchange	Manage the risk associated with certain other specified assets and liabilities	Specified risk management	Corporate	109
Market-making derivatives and other activities:
•Various	Market-making and related risk management	Market-making and other	CIB	109
•Various	Other derivatives	Market-making and other	CIB, AWM, Corporate	109

Notional amount of derivative contracts
The following table summarizes the notional amount of free-standing derivative contracts outstanding as of March 31, 2021, and December 31, 2020.

	Notional amounts(b)
(in billions)	March 31, 2021	December 31, 2020
Interest rate contracts
Swaps	$23,774	$20,986
Futures and forwards	5,186	3,057
Written options	3,412	3,375
Purchased options	3,707	3,675
Total interest rate contracts	36,079	31,093
Credit derivatives(a)	1,335	1,201
Foreign exchange contracts
Cross-currency swaps	3,850	3,924
Spot, futures and forwards	7,647	6,871
Written options	837	830
Purchased options	827	825
Total foreign exchange contracts	13,161	12,450
Equity contracts
Swaps	496	448
Futures and forwards	138	140
Written options	695	676
Purchased options	638	621
Total equity contracts	1,967	1,885
Commodity contracts
Swaps	178	138
Spot, futures and forwards	199	198
Written options	142	124
Purchased options	126	105
Total commodity contracts	645	565
Total derivative notional amounts	$53,187	$47,194
(a)Refer to the Credit derivatives discussion on page 110 for more information on volumes and types of credit derivative contracts.
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

Impact of derivatives on the Consolidated balance sheets
The following table summarizes information on derivative receivables and payables (before and after netting adjustments) that are reflected on the Firm’s Consolidated balance sheets as of March 31, 2021, and December 31, 2020, by accounting designation (e.g., whether the derivatives were designated in qualifying hedge accounting relationships or not) and contract type.

Free-standing derivative receivables and payables(a)
	Gross derivative receivables				Gross derivative payables
March 31, 2021 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables(b)	Not designated as hedges	Designated as hedges	Total derivative payables	Net derivative payables(b)
Trading assets and liabilities
Interest rate	$310,838	$783	$311,621	$28,548	$279,186	$—	$279,186	$10,744
Credit	14,212	—	14,212	1,048	14,602	—	14,602	1,898
Foreign exchange	185,672	955	186,627	15,112	184,033	1,473	185,506	17,038
Equity	73,578	—	73,578	19,753	79,543	—	79,543	22,400
Commodity	22,089	1,590	23,679	8,658	21,682	2,178	23,860	8,360
Total fair value of trading assets and liabilities	$606,389	$3,328	$609,717	$73,119	$579,046	$3,651	$582,697	$60,440

	Gross derivative receivables				Gross derivative payables
December 31, 2020 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables(b)	Not designated as hedges	Designated as hedges	Total derivative payables	Net derivative payables(b)
Trading assets and liabilities
Interest rate	$390,659	$831	$391,490	$35,725	$353,627	$—	$353,627	$13,012
Credit	13,503	—	13,503	680	15,192	—	15,192	1,995
Foreign exchange	205,359	901	206,260	15,781	214,229	1,697	215,926	21,433
Equity	74,798	—	74,798	20,673	81,413	—	81,413	25,898
Commodity	20,579	924	21,503	6,771	20,834	1,895	22,729	8,285
Total fair value of trading assets and liabilities	$704,898	$2,656	$707,554	$79,630	$685,295	$3,592	$688,887	$70,623
(a)Balances exclude structured notes for which the fair value option has been elected. Refer to Note 3 for further information.
(b)As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral receivables and payables when a legally enforceable master netting agreement exists.

Derivatives netting
The following tables present, as of March 31, 2021, and December 31, 2020, gross and net derivative receivables and payables by contract and settlement type. Derivative receivables and payables, as well as the related cash collateral from the same counterparty, have been netted on the Consolidated balance sheets where the Firm has obtained an appropriate legal opinion with respect to the master netting agreement. Where such a legal opinion has not been either sought or obtained, amounts are not eligible for netting on the Consolidated balance sheets, and those derivative receivables and payables are shown separately in the tables below.
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

	March 31, 2021				December 31, 2020
(in millions)	Gross derivative receivables	Amounts netted on the Consolidated balance sheets	Net derivative receivables		Gross derivative receivables	Amounts netted on the Consolidated balance sheets	Net derivative receivables
U.S. GAAP nettable derivative receivables
Interest rate contracts:
Over-the-counter (“OTC”)	$288,187	$(265,270)	$22,917		$367,056	$(337,451)	$29,605
OTC–cleared	17,627	(17,498)	129		18,340	(17,919)	421
Exchange-traded(a)	334	(305)	29		554	(395)	159
Total interest rate contracts	306,148	(283,073)	23,075		385,950	(355,765)	30,185
Credit contracts:
OTC	9,229	(8,460)	769		9,052	(8,514)	538
OTC–cleared	4,758	(4,704)	54		4,326	(4,309)	17
Total credit contracts	13,987	(13,164)	823		13,378	(12,823)	555
Foreign exchange contracts:
OTC	181,701	(170,672)	11,029		201,349	(189,655)	11,694
OTC–cleared	891	(841)	50		834	(819)	15
Exchange-traded(a)	18	(2)	16		35	(5)	30
Total foreign exchange contracts	182,610	(171,515)	11,095		202,218	(190,479)	11,739
Equity contracts:
OTC	30,396	(23,963)	6,433		34,030	(27,374)	6,656
Exchange-traded(a)	30,633	(29,862)	771		28,294	(26,751)	1,543
Total equity contracts	61,029	(53,825)	7,204		62,324	(54,125)	8,199
Commodity contracts:
OTC	11,725	(6,789)	4,936		10,924	(7,901)	3,023
OTC–cleared	36	(36)	—		20	(20)	—
Exchange-traded(a)	8,378	(8,196)	182		6,833	(6,811)	22
Total commodity contracts	20,139	(15,021)	5,118		17,777	(14,732)	3,045
Derivative receivables with appropriate legal opinion	583,913	(536,598)	47,315	(d)	681,647	(627,924)	53,723	(d)
Derivative receivables where an appropriate legal opinion has not been either sought or obtained	25,804		25,804		25,907		25,907
Total derivative receivables recognized on the Consolidated balance sheets	$609,717		$73,119		$707,554		$79,630
Collateral not nettable on the Consolidated balance sheets(b)(c)			(13,958)				(14,806)
Net amounts			$59,161				$64,824

	March 31, 2021				December 31, 2020
(in millions)	Gross derivative payables	Amounts netted on the Consolidated balance sheets	Net derivative payables		Gross derivative payables	Amounts netted on the Consolidated balance sheets	Net derivative payables
U.S. GAAP nettable derivative payables
Interest rate contracts:
OTC	$257,384	$(249,248)	$8,136		$331,854	$(320,780)	$11,074
OTC–cleared	19,914	(18,884)	1,030		19,710	(19,494)	216
Exchange-traded(a)	322	(310)	12		358	(341)	17
Total interest rate contracts	277,620	(268,442)	9,178		351,922	(340,615)	11,307
Credit contracts:
OTC	9,841	(8,412)	1,429		10,671	(9,141)	1,530
OTC–cleared	4,321	(4,292)	29		4,075	(4,056)	19
Total credit contracts	14,162	(12,704)	1,458		14,746	(13,197)	1,549
Foreign exchange contracts:
OTC	180,571	(167,627)	12,944		210,803	(193,672)	17,131
OTC–cleared	857	(841)	16		836	(819)	17
Exchange-traded(a)	13	—	13		34	(2)	32
Total foreign exchange contracts	181,441	(168,468)	12,973		211,673	(194,493)	17,180
Equity contracts:
OTC	33,285	(27,282)	6,003		35,330	(28,763)	6,567
Exchange-traded(a)	37,132	(29,861)	7,271		34,491	(26,752)	7,739
Total equity contracts	70,417	(57,143)	13,274		69,821	(55,515)	14,306
Commodity contracts:
OTC	10,338	(7,253)	3,085		10,365	(7,544)	2,821
OTC–cleared	53	(53)	—		32	(32)	—
Exchange-traded(a)	8,571	(8,194)	377		7,391	(6,868)	523
Total commodity contracts	18,962	(15,500)	3,462		17,788	(14,444)	3,344
Derivative payables with appropriate legal opinion	562,602	(522,257)	40,345	(d)	665,950	(618,264)	47,686	(d)
Derivative payables where an appropriate legal opinion has not been either sought or obtained	20,095		20,095		22,937		22,937
Total derivative payables recognized on the Consolidated balance sheets	$582,697		$60,440		$688,887		$70,623
Collateral not nettable on the Consolidated balance sheets(b)(c)			(9,193)				(11,964)
Net amounts			$51,247				$58,659
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
(d)Net derivatives receivable included cash collateral netted of $74.6 billion and $88.0 billion at March 31, 2021, and December 31, 2020, respectively. Net derivatives payable included cash collateral netted of $60.2 billion and $78.4 billion at March 31, 2021, and December 31, 2020, respectively. Derivative cash collateral relates to OTC and OTC-cleared derivative instruments.

Liquidity risk and credit-related contingent features
Refer to Note 5 of JPMorgan Chase’s 2020 Form 10-K for a more detailed discussion of liquidity risk and credit-related contingent features related to the Firm’s derivative contracts.
The following table shows the aggregate fair value of net derivative payables related to OTC and OTC-cleared derivatives that contain contingent collateral or termination features that may be triggered upon a ratings downgrade, and the associated collateral the Firm has posted in the normal course of business, at March 31, 2021, and December 31, 2020.

OTC and OTC-cleared derivative payables containing downgrade triggers
(in millions)	March 31, 2021	December 31, 2020
Aggregate fair value of net derivative payables	$21,562	$26,945	(a)
Collateral posted	21,279	26,289
(a)Prior-period amount has been revised to conform with the current presentation.
The following table shows the impact of a single-notch and two-notch downgrade of the long-term issuer ratings of JPMorgan Chase & Co. and its subsidiaries, predominantly JPMorgan Chase Bank, N.A., at March 31, 2021, and December 31, 2020, related to OTC and OTC-cleared derivative contracts with contingent collateral or termination features that may be triggered upon a ratings downgrade. Derivatives contracts generally require additional collateral to be posted or terminations to be triggered when the predefined threshold rating is breached. A downgrade by a single rating agency that does not result in a rating lower than a preexisting corresponding rating provided by another major rating agency will generally not result in additional collateral (except in certain instances in which additional initial margin may be required upon a ratings downgrade), nor in termination payments requirements. The liquidity impact in the table is calculated based upon a downgrade below the lowest current rating of the rating agencies referred to in the derivative contract.

Liquidity impact of downgrade triggers on OTC and OTC-cleared derivatives
	March 31, 2021		December 31, 2020
(in millions)	Single-notch downgrade	Two-notch downgrade	Single-notch downgrade	Two-notch downgrade
Amount of additional collateral to be posted upon downgrade(a)	$178	$1,448	$119	$1,243
Amount required to settle contracts with termination triggers upon downgrade(b)	127	833	153	1,682	(c)
(a)Includes the additional collateral to be posted for initial margin.
(b)Amounts represent fair values of derivative payables, and do not reflect collateral posted.
(c)Prior-period amount has been revised to conform with the current presentation.
Derivatives executed in contemplation of a sale of the underlying financial asset
In certain instances the Firm enters into transactions in which it transfers financial assets but maintains the economic exposure to the transferred assets by entering into a derivative with the same counterparty in contemplation of the initial transfer. The Firm generally accounts for such transfers as collateralized financing transactions as described in Note 10, but in limited circumstances they may qualify to be accounted for as a sale and a derivative under U.S. GAAP. The amount of such transfers accounted for as a sale where the associated derivative was outstanding was not material at March 31, 2021 and December 31, 2020.

Impact of derivatives on the Consolidated statements of income
The following tables provide information related to gains and losses recorded on derivatives based on their hedge accounting designation or purpose.
Fair value hedge gains and losses
The following tables present derivative instruments, by contract type, used in fair value hedge accounting relationships, as well as pre-tax gains/(losses) recorded on such derivatives and the related hedged items for the three months ended March 31, 2021 and 2020, respectively. The Firm includes gains/(losses) on the hedging derivative in the same line item in the Consolidated statements of income as the related hedged item.

	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
Three months ended March 31, 2021 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$(5,121)	$5,446	$325	$—	$436	$—
Foreign exchange(c)	(729)	747	18	(78)	18	(37)
Commodity(d)	(1,261)	1,288	27	—	12	—
Total	$(7,111)	$7,481	$370	$(78)	$466	$(37)

	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
Three months ended March 31, 2020 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$4,087	$(3,788)	$299	$—	$214	$—
Foreign exchange(c)	576	(488)	88	(179)	88	115
Commodity(d)	1,528	(1,482)	46	—	49	—
Total	$6,191	$(5,758)	$433	$(179)	$351	$115
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

As of March 31, 2021 and December 31, 2020, the following amounts were recorded on the Consolidated balance sheets related to certain cumulative fair value hedge basis adjustments that are expected to reverse through the income statement in future periods as an adjustment to yield.

	Carrying amount of the hedged items(a)(b)		Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged items:
March 31, 2021 (in millions)			Active hedging relationships	Discontinued hedging relationships(d)(e)	Total
Assets
Investment securities - AFS	$87,720	(c)	$502	$633	$1,135
Liabilities
Long-term debt	$176,622		$(2,741)	$9,190	$6,449
Beneficial interests issued by consolidated VIEs	747		—	(2)	(2)

	Carrying amount of the hedged items(a)(b)		Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged items:
December 31, 2020 (in millions)			Active hedging relationships	Discontinued hedging relationships(d)(e)	Total
Assets
Investment securities - AFS	$139,684	(c)	$3,572	$847	$4,419
Liabilities
Long-term debt	$177,611		$3,194	$11,473	$14,667
Beneficial interests issued by consolidated VIEs	746		—	(3)	(3)
(a)Excludes physical commodities with a carrying value of $16.1 billion and $11.5 billion at March 31, 2021 and December 31, 2020, respectively, to which the Firm applies fair value hedge accounting. As a result of the application of hedge accounting, these inventories are carried at fair value, thus recognizing unrealized gains and losses in current periods. Since the Firm exits these positions at fair value, there is no incremental impact to net income in future periods.
(b)Excludes hedged items where only foreign currency risk is the designated hedged risk, as basis adjustments related to foreign currency hedges will not reverse through the income statement in future periods. At March 31, 2021 and December 31, 2020, the carrying amount excluded for AFS securities is $15.5 billion and $14.5 billion, respectively, and for long-term debt is $6.4 billion and $6.6 billion, respectively.
(c)Carrying amount represents the amortized cost, net of allowance if applicable. Refer to Note 9 for additional information.
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

Cash flow hedge gains and losses
The following tables present derivative instruments, by contract type, used in cash flow hedge accounting relationships, and the pre-tax gains/(losses) recorded on such derivatives, for the three months ended March 31, 2021 and 2020, respectively. The Firm includes the gains/(losses) on the hedging derivative in the same line item in the Consolidated statements of income as the change in cash flows on the related hedged item.

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Three months ended March 31, 2021 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$237	$(2,761)	$(2,998)
Foreign exchange(b)	27	66	39
Total	$264	$(2,695)	$(2,959)

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Three months ended March 31, 2020 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(9)	$3,461	$3,470
Foreign exchange(b)	17	(210)	(227)
Total	$8	$3,251	$3,243
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
The Firm did not experience any forecasted transactions that failed to occur for the three months ended March 31, 2021 and 2020.
Over the next 12 months, the Firm expects that approximately $926 million (after-tax) of net gains recorded in AOCI at March 31, 2021, related to cash flow hedges will be recognized in income. For cash flow hedges that have been terminated, the maximum length of time over which the derivative results recorded in AOCI will be recognized in earnings is approximately nine years, corresponding to the timing of the originally hedged forecasted cash flows. For open cash flow hedges, the maximum length of time over which forecasted transactions are hedged is approximately seven years. The Firm’s longer-dated forecasted transactions relate to core lending and borrowing activities.

Net investment hedge gains and losses
The following table presents hedging instruments, by contract type, that were used in net investment hedge accounting relationships, and the pre-tax gains/(losses) recorded on such instruments for the three months ended March 31, 2021 and 2020.

	Gains/(losses) recorded in income and other comprehensive income/(loss)
	2021		2020
Three months ended March 31, (in millions)	Amounts recorded in income(a)	Amounts recorded in OCI	Amounts recorded in income(a)	Amounts recorded in OCI
Foreign exchange derivatives	$(28)	$1,200	$10	$1,589
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

	Derivatives gains/(losses) recorded in income
	Three months ended March 31,
(in millions)	2021	2020
Contract type
Interest rate(a)	$(142)	$1,292
Credit(b)	(40)	61
Foreign exchange(c)	98	106
Total	$(84)	$1,459
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

Credit derivatives
Refer to Note 5 of JPMorgan Chase’s 2020 Form 10-K for a more detailed discussion of credit derivatives. The following tables present a summary of the notional amounts of credit derivatives and credit-related notes the Firm sold and purchased as of March 31, 2021 and December 31, 2020. The Firm does not use notional amounts of credit derivatives as the primary measure of risk management for such derivatives, because the notional amount does not take into account the probability of the occurrence of a credit event, the recovery value of the reference obligation, or related cash instruments and economic hedges, each of which reduces, in the Firm’s view, the risks associated with such derivatives.
Total credit derivatives and credit-related notes

	Maximum payout/Notional amount
March 31, 2021 (in millions)	Protection sold	Protection purchased with identical underlyings(b)	Net protection (sold)/purchased(c)	Other protection purchased(d)
Credit derivatives
Credit default swaps	$(595,343)	$609,926	$14,583	$2,562
Other credit derivatives(a)	(45,961)	68,528	22,567	12,478
Total credit derivatives	(641,304)	678,454	37,150	15,040
Credit-related notes	—	—	—	10,847
Total	$(641,304)	$678,454	$37,150	$25,887

	Maximum payout/Notional amount
December 31, 2020 (in millions)	Protection sold	Protection purchased with identical underlyings(b)	Net protection (sold)/purchased(c)	Other protection purchased(d)
Credit derivatives
Credit default swaps	$(535,094)	$554,565	$19,471	$4,001
Other credit derivatives(a)	(40,084)	57,344	17,260	9,415
Total credit derivatives	(575,178)	611,909	36,731	13,416
Credit-related notes	—	—	—	10,248
Total	$(575,178)	$611,909	$36,731	$23,664
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
The following tables summarize the notional amounts by the ratings, maturity profile, and total fair value, of credit derivatives and credit-related notes as of March 31, 2021, and December 31, 2020, where JPMorgan Chase is the seller of protection. The maturity profile is based on the remaining contractual maturity of the credit derivative contracts. The ratings profile is based on the rating of the reference entity on which the credit derivative contract is based. The ratings and maturity profile of credit derivatives and credit-related notes where JPMorgan Chase is the purchaser of protection are comparable to the profile reflected below.

Protection sold — credit derivatives and credit-related notes ratings(a)/maturity profile
March 31, 2021 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)	Fair value of payables(b)	Net fair value
Risk rating of reference entity
Investment-grade	$(93,329)	$(304,945)	$(80,813)	$(479,087)	$5,746	$(651)	$5,095
Noninvestment-grade	(35,229)	(100,052)	(26,936)	(162,217)	3,851	(2,418)	1,433
Total	$(128,558)	$(404,997)	$(107,749)	$(641,304)	$9,597	$(3,069)	$6,528

December 31, 2020 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)	Fair value of payables(b)	Net fair value
Risk rating of reference entity
Investment-grade	$(93,905)	$(307,648)	$(35,326)	$(436,879)	$5,521	$(835)	$4,686
Noninvestment-grade	(31,809)	(97,337)	(9,153)	(138,299)	3,953	(2,542)	1,411
Total	$(125,714)	$(404,985)	$(44,479)	$(575,178)	$9,474	$(3,377)	$6,097
(a)The ratings scale is primarily based on external credit ratings defined by S&P and Moody’s.
(b)Amounts are shown on a gross basis, before the benefit of legally enforceable master netting agreements including cash collateral netting.

Note 5 – Noninterest revenue and noninterest expense
Noninterest revenue
Refer to Note 6 of JPMorgan Chase’s 2020 Form 10-K for a discussion of the components of and accounting policies for the Firm’s noninterest revenue.
Investment banking fees
The following table presents the components of investment banking fees.

	Three months ended March 31,
(in millions)	2021	2020
Underwriting
Equity	$1,062	$327
Debt	1,221	1,044
Total underwriting	2,283	1,371
Advisory	687	495
Total investment banking fees	$2,970	$1,866
Principal transactions
The following table presents all realized and unrealized gains and losses recorded in principal transactions revenue. This table excludes interest income and interest expense on trading assets and liabilities, which are an integral part of the overall performance of the Firm’s client-driven market-making activities in CIB and fund deployment activities in Treasury and CIO. Refer to Note 6 for further information on interest income and interest expense.
Trading revenue is presented primarily by instrument type. The Firm’s client-driven market-making businesses generally utilize a variety of instrument types in connection with their market-making and related risk-management activities; accordingly, the trading revenue presented in the table below is not representative of the total revenue of any individual LOB.

	Three months ended March 31,
(in millions)	2021	2020
Trading revenue by instrument type
Interest rate(a)	$923	$452
Credit(b)	1,270	(702)	(c)
Foreign exchange	998	1,467
Equity	2,657	1,348
Commodity	549	437
Total trading revenue	6,397	3,002
Private equity gains/(losses)	103	(65)
Principal transactions	$6,500	$2,937
(a)Includes the impact of changes in funding valuation adjustments on derivatives.
(b)Includes the impact of changes in credit valuation adjustments on derivatives, net of the associated hedging activities.
(c)Includes marks on held-for-sale positions, including unfunded commitments, in the bridge financing portfolio.

Lending- and deposit-related fees
The following table presents the components of lending- and deposit-related fees.

	Three months ended March 31,
(in millions)	2021	2020
Lending-related fees	$358	$291
Deposit-related fees	1,329	1,415
Total lending- and deposit-related fees	$1,687	$1,706
Asset management, administration and commissions
The following table presents the components of asset management, administration and commissions.

	Three months ended March 31,
(in millions)	2021	2020
Asset management fees
Investment management fees(a)	$3,257	$2,785
All other asset management fees(b)	94	93
Total asset management fees	3,351	2,878

Total administration fees(c)	633	554

Commissions and other fees
Brokerage commissions(d)	800	864
All other commissions and fees	245	244
Total commissions and fees	1,045	1,108
Total asset management, administration and commissions	$5,029	$4,540
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
Card income
The following table presents the components of card income:

	Three months ended March 31,
(in millions)	2021	2020
Interchange and merchant processing income	$4,868	$4,782
Rewards costs and partner payments	(3,534)	(3,582)
Other card income(a)	16	(205)
Total card income	$1,350	$995
(a)Predominantly represents the amortization of account origination costs and annual fees.
Refer to Note 14 for further information on mortgage servicing rights, including risk management activities.
Refer to Note 16 for information on operating lease income included within other income.

Noninterest expense
Other expense
Other expense on the Firm’s Consolidated statements of income included the following:

	Three months ended March 31,
(in millions)	2021	2020
Legal expense	$28	$197
FDIC-related expense	201	99
Note 6 – Interest income and Interest expense
Refer to Note 7 of JPMorgan Chase’s 2020 Form 10-K for a description of JPMorgan Chase’s accounting policies regarding interest income and interest expense.
The following table presents the components of interest income and interest expense.

	Three months ended March 31,
(in millions)	2021	2020
Interest income
Loans(a)	$10,187	$12,305
Taxable securities	1,605	2,233
Non-taxable securities(b)	277	300
Total investment securities(a)	1,882	2,533
Trading assets - debt instruments	1,782	2,064
Federal funds sold and securities purchased under resale agreements	233	1,095
Securities borrowed(c)	(77)	152
Deposits with banks	65	569
All other interest-earning assets(d)	199	443
Total interest income	$14,271	$19,161
Interest expense
Interest-bearing deposits	$146	$1,575
Federal funds purchased and securities loaned or sold under repurchase agreements	15	787
Short-term borrowings(e)	33	151
Trading liabilities – debt and all other interest-bearing liabilities(c)(f)	27	372
Long-term debt	1,134	1,747
Beneficial interest issued by consolidated VIEs	27	90
Total interest expense	$1,382	$4,722
Net interest income	$12,889	$14,439
Provision for credit losses	(4,156)	8,285
Net interest income after provision for credit losses	$17,045	$6,154
(a)Includes the amortization/accretion of unearned income (e.g., purchase premiums/discounts and net deferred fees/costs).
(b)Represents securities which are tax-exempt for U.S. federal income tax purposes.
(c)Negative interest income is related to the impact of current interest rates combined with the fees paid on client-driven securities borrowed balances. The negative interest expense related to prime brokerage customer payables is recognized in interest expense and reported within trading liabilities - debt and all other interest-bearing liabilities.
(d)Includes interest earned on brokerage-related held-for-investment customer receivables, which are classified in accrued interest and accounts receivable, and all other interest-earning assets which are classified in other assets on the Consolidated balance sheets.
(e)Includes commercial paper.
(f)All other interest-bearing liabilities includes interest expense on brokerage-related customer payables.

Note 7 – Pension and other postretirement employee benefit plans
Refer to Note 8 of JPMorgan Chase’s 2020 Form 10-K for a discussion of JPMorgan Chase’s pension and OPEB plans.
The following table presents the components of net periodic benefit costs reported in the Consolidated statements of income for the Firm’s defined benefit pension, defined contribution and OPEB plans.

(in millions)	Three months ended March 31,
	2021	2020
	Pension and OPEB plans
Components of net periodic benefit cost, U.S. defined benefit pension plans
Benefits earned during the period	$—	$—
Interest cost on benefit obligations	85	105
Expected return on plan assets	(129)	(158)
Amortization:
Net (gain)/loss	3	2
Prior service (credit)/cost	—	—
Net periodic defined benefit plan cost/(credit), U.S. defined benefit pension plans	(41)	(51)
Other defined benefit pension and OPEB plans	(18)	(21)
Total net periodic defined benefit plan cost/(credit)	(59)	(72)
Total defined contribution plans	321	299
Total pension and OPEB cost included in noninterest expense	$262	$227
The following table presents the fair values of plan assets for the Firm's defined benefit pension and OPEB plans.

(in billions)	March 31, 2021	December 31, 2020
Fair value of plan assets
U.S. defined benefit pension plans	$16.9	$17.6
Other defined benefit pension and OPEB plans	7.6	7.8

Note 8 – Employee share-based incentives
Refer to Note 9 of JPMorgan Chase’s 2020 Form 10-K for a discussion of the accounting policies and other information relating to employee share-based incentives.
The Firm recognized the following noncash compensation expense related to its various employee share-based incentive plans in its Consolidated statements of income.

	Three months ended March 31,
(in millions)	2021	2020
Cost of prior grants of RSUs, performance share units (“PSUs”) and stock options that are amortized over their applicable vesting periods	$356	$334
Accrual of estimated costs of share-based awards to be granted in future periods predominantly those to full-career eligible employees	548	310
Total noncash compensation expense related to employee share-based incentive plans	$904	$644
In the first quarter of 2021, in connection with its annual incentive grant for the 2020 performance year, the Firm granted 17 million RSUs and 678 thousand PSUs with weighted-average grant date fair values of $137.38 per RSU and $136.94 per PSU.

Note 9 – Investment securities
Investment securities consist of debt securities that are classified as AFS or HTM. Debt securities classified as trading assets are discussed in Note 2. Predominantly all of the Firm’s AFS and HTM securities are held by Treasury and CIO in connection with its asset-liability management activities. At March 31, 2021, the investment securities portfolio consisted of debt securities with an average credit rating of AA+ (based upon external ratings where available, and where not available, based primarily upon internal risk ratings). Refer to Note 10 of JPMorgan Chase’s 2020 Form 10-K for additional information regarding the investment securities portfolio.
The amortized costs and estimated fair values of the investment securities portfolio were as follows for the dates indicated.

	March 31, 2021				December 31, 2020
(in millions)	Amortized cost(e)	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost(e)	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale securities
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	$112,356	$1,479	$1,376	$112,459	$110,979	$2,372	$50	$113,301
Residential:
U.S.	5,788	180	5	5,963	6,246	224	3	6,467
Non-U.S.	4,607	31	—	4,638	3,751	20	5	3,766
Commercial	3,004	52	27	3,029	2,819	71	34	2,856
Total mortgage-backed securities	125,755	1,742	1,408	126,089	123,795	2,687	92	126,390
U.S. Treasury and government agencies	195,423	1,586	2,225	194,784	199,910	2,141	100	201,951
Obligations of U.S. states and municipalities	18,651	1,276	5	19,922	18,993	1,404	1	20,396
Non-U.S. government debt securities	20,745	192	64	20,873	22,587	354	13	22,928
Corporate debt securities	210	4	4	210	215	4	3	216
Asset-backed securities:
Collateralized loan obligations	11,309	25	5	11,329	10,055	24	31	10,048
Other	6,663	79	7	6,735	6,174	91	16	6,249
Total available-for-sale securities(b)	378,756	4,904	3,718	379,942	381,729	6,705	256	388,178
Held-to-maturity securities(c)
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	97,626	2,020	630	99,016	107,889	2,968	29	110,828
U.S. Residential	4,640	3	43	4,600	4,345	8	30	4,323
Commercial	2,826	19	8	2,837	2,602	77	—	2,679
Total mortgage-backed securities	105,092	2,042	681	106,453	114,836	3,053	59	117,830
U.S. Treasury and government agencies	76,107	13	1,575	74,545	53,184	50	—	53,234
Obligations of U.S. states and municipalities	12,658	389	52	12,995	12,751	519	—	13,270
Asset-backed securities:
Collateralized loan obligations	23,595	125	3	23,717	21,050	90	2	21,138
Total held-to-maturity securities, net of allowance for credit losses(d)	217,452	2,569	2,311	217,710	201,821	3,712	61	205,472
Total investment securities, net of allowance for credit losses(d)	$596,208	$7,473	$6,029	$597,652	$583,550	$10,417	$317	$593,650
(a)Includes AFS U.S. GSE obligations with fair values of $61.0 billion and $65.8 billion, and HTM U.S. GSE obligations with amortized cost of $78.8 billion and $86.3 billion, at March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021, mortgage-backed securities issued by Fannie Mae and Freddie Mac each exceeded 10% of JPMorgan Chase’s total stockholders’ equity; the amortized cost and fair value of such securities were $108.2 billion and $108.7 billion, and $31.9 billion and $32.3 billion, respectively.
(b)There was no allowance for credit losses on AFS securities at both March 31, 2021 and December 31, 2020.
(c)The Firm purchased $31.3 billion and $205 million of HTM securities for the three months ended March 31, 2021 and 2020, respectively.
(d)HTM securities measured at amortized cost are reported net of allowance for credit losses of $94 million and $78 million at March 31, 2021 and December 31, 2020, respectively.
(e)Excludes $1.8 billion and $2.1 billion of accrued interest receivables at March 31, 2021 and December 31, 2020, respectively. The Firm did not reverse through interest income any accrued interest receivables for the three months ended March 31, 2021 and 2020.

AFS securities impairment
The following tables present the fair value and gross unrealized losses by aging category for AFS securities at March 31, 2021 and December 31, 2020. The tables exclude U.S. Treasury and government agency securities and U.S. GSE and government agency MBS with unrealized losses of $3.6 billion and $150 million, at March 31, 2021 and December 31, 2020, respectively; changes in the value of these securities are generally driven by changes in interest rates rather than changes in their credit profile given the explicit or implicit guarantees provided by the U.S. government.

	Available-for-sale securities with gross unrealized losses
	Less than 12 months		12 months or more
March 31, 2021 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale securities
Mortgage-backed securities:
Residential:
U.S.	$801	$5	$53	$—	$854	$5
Non-U.S.	769	—	33	—	802	—
Commercial	501	12	344	15	845	27
Total mortgage-backed securities	2,071	17	430	15	2,501	32
Obligations of U.S. states and municipalities	218	5	—	—	218	5
Non-U.S. government debt securities	6,620	61	580	3	7,200	64
Corporate debt securities	52	3	42	1	94	4
Asset-backed securities:
Collateralized loan obligations	1,808	4	2,254	1	4,062	5
Other	325	1	489	6	814	7
Total available-for-sale securities with gross unrealized losses	$11,094	$91	$3,795	$26	$14,889	$117

	Available-for-sale securities with gross unrealized losses
	Less than 12 months		12 months or more
December 31, 2020 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale securities
Mortgage-backed securities:
Residential:
U.S.	$562	$3	$32	$—	$594	$3
Non-U.S.	2,507	4	235	1	2,742	5
Commercial	699	18	124	16	823	34
Total mortgage-backed securities	3,768	25	391	17	4,159	42
Obligations of U.S. states and municipalities	49	1	—	—	49	1
Non-U.S. government debt securities	2,709	9	968	4	3,677	13
Corporate debt securities	91	3	5	—	96	3
Asset-backed securities:
Collateralized loan obligations	5,248	18	2,645	13	7,893	31
Other	268	1	685	15	953	16
Total available-for-sale securities with gross unrealized losses	$12,133	$57	$4,694	$49	$16,827	$106

Allowance for credit losses
Based on its assessment, the Firm did not recognize an allowance for credit losses on impaired AFS securities as of March 31, 2021 and 2020.
HTM securities – credit risk
Credit quality indicator
The primary credit quality indicator for HTM securities is the risk rating assigned to each security. At March 31, 2021 and December 31, 2020, all HTM securities were rated investment grade and were current and accruing, with approximately 97% and 98% rated at least AA+, respectively.
Allowance for credit losses
The allowance for credit losses on HTM securities was $94 million and $19 million as of March 31, 2021 and 2020, respectively.
Refer to Note 10 of JPMorgan Chase’s 2020 Form 10-K for further discussion of accounting policies for AFS and HTM securities.
Selected impacts of investment securities on the Consolidated statements of income

	Three months ended March 31,
(in millions)	2021	2020
Realized gains	$237	$1,095
Realized losses	(223)	(862)
Net investment securities gains	$14	$233

Provision for credit losses	$16	$9

Contractual maturities and yields
The following table presents the amortized cost and estimated fair value at March 31, 2021, of JPMorgan Chase’s investment securities portfolio by contractual maturity.

By remaining maturity March 31, 2021 (in millions)	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years(b)	Total
Available-for-sale securities
Mortgage-backed securities
Amortized cost	$—	$2,226	$5,998	$117,531	$125,755
Fair value	—	2,251	6,283	117,555	126,089
Average yield(a)	—%	1.40%	1.79%	2.50%	2.44%
U.S. Treasury and government agencies
Amortized cost	$4,058	$129,668	$53,799	$7,898	$195,423
Fair value	4,088	129,830	52,724	8,142	194,784
Average yield(a)	0.95%	0.52%	0.95%	0.54%	0.65%
Obligations of U.S. states and municipalities
Amortized cost	$33	$207	$1,152	$17,259	$18,651
Fair value	33	214	1,219	18,456	19,922
Average yield(a)	4.16%	4.74%	4.96%	4.96%	4.96%
Non-U.S. government debt securities
Amortized cost	$7,029	$5,581	$4,511	$3,624	$20,745
Fair value	7,038	5,698	4,530	3,607	20,873
Average yield(a)	1.19%	2.05%	0.78%	0.52%	1.21%
Corporate debt securities
Amortized cost	$—	$139	$71	$—	$210
Fair value	—	136	74	—	210
Average yield(a)	—%	1.18%	1.89%	—%	1.42%
Asset-backed securities
Amortized cost	$1,544	$1,995	$6,812	$7,621	$17,972
Fair value	1,545	2,011	6,831	7,677	18,064
Average yield(a)	1.28%	1.94%	1.30%	1.42%	1.42%
Total available-for-sale securities
Amortized cost	$12,664	$139,816	$72,343	$153,933	$378,756
Fair value	12,704	140,140	71,661	155,437	379,942
Average yield(a)	1.13%	0.62%	1.11%	2.57%	1.52%
Held-to-maturity securities
Mortgage-backed securities
Amortized cost	$—	$423	$11,858	$92,851	$105,132
Fair value	—	423	12,214	93,816	106,453
Average yield(a)	—%	1.12%	2.36%	2.93%	2.86%
U.S. Treasury and government agencies
Amortized cost	$1,318	$42,176	$32,613	$—	$76,107
Fair value	1,319	42,161	31,065	—	74,545
Average yield(a)	0.17%	0.66%	1.18%	—%	0.88%
Obligations of U.S. states and municipalities
Amortized cost	$—	$65	$688	$11,959	$12,712
Fair value	—	66	724	12,205	12,995
Average yield(a)	—%	3.23%	3.76%	3.77%	3.77%
Asset-backed securities
Amortized cost	$—	$—	$11,137	$12,458	$23,595
Fair value	—	—	11,192	12,525	23,717
Average yield(a)	—%	—%	1.34%	1.33%	1.33%
Total held-to-maturity securities
Amortized cost	$1,318	$42,664	$56,296	$117,268	$217,546
Fair value	1,319	42,650	55,195	118,546	217,710
Average yield(a)	0.17%	0.67%	1.49%	2.84%	2.05%
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
(b)Substantially all of the Firm’s U.S. residential MBS and collateralized mortgage obligations are due in 10 years or more, based on contractual maturity. The estimated weighted-average life, which reflects anticipated future prepayments, is approximately 6 years for agency residential MBS, 4 years for agency residential collateralized mortgage obligations and 3 years for nonagency residential collateralized mortgage obligations.

Note 10 – Securities financing activities
Refer to Note 11 of JPMorgan Chase’s 2020 Form 10-K for a discussion of accounting policies relating to securities financing activities. Refer to Note 3 for further information regarding securities borrowed and securities lending agreements for which the fair value option has been elected. Refer to Note 23 for further information regarding assets pledged and collateral received in securities financing agreements.
The table below summarizes the gross and net amounts of the Firm’s securities financing agreements as of March 31, 2021 and December 31, 2020. When the Firm has obtained an appropriate legal opinion with respect to a master netting agreement with a counterparty and where other relevant netting criteria under U.S. GAAP are met, the Firm nets, on the Consolidated balance sheets, the balances outstanding under its securities financing agreements with the same counterparty. In addition, the Firm exchanges securities and/or cash collateral with its counterparty to reduce the economic exposure with the counterparty, but such collateral is not eligible for net Consolidated balance sheet presentation. Where the Firm has obtained an appropriate legal opinion with respect to the counterparty master netting agreement, such collateral, along with securities financing balances that do not meet all these relevant netting criteria under U.S. GAAP, is presented in the table below as “Amounts not nettable on the Consolidated balance sheets,” and reduces the “Net amounts” presented. Where a legal opinion has not been either sought or obtained, the securities financing balances are presented gross in the “Net amounts” below.

	March 31, 2021
(in millions)	Gross amounts	Amounts netted on the Consolidated balance sheets	Amounts presented on the Consolidated balance sheets	Amounts not nettable on the Consolidated balance sheets(b)	Net amounts(c)
Assets
Securities purchased under resale agreements	$555,370	$(282,889)	$272,481	$(254,495)	$17,986
Securities borrowed	182,414	(2,898)	179,516	(130,939)	48,577
Liabilities
Securities sold under repurchase agreements	$575,969	$(282,889)	$293,080	$(263,698)	$29,382
Securities loaned and other(a)	54,058	(2,898)	51,160	(49,574)	1,586

	December 31, 2020
(in millions)	Gross amounts	Amounts netted on the Consolidated balance sheets	Amounts presented on the Consolidated balance sheets	Amounts not nettable on the Consolidated balance sheets(b)	Net amounts(c)
Assets
Securities purchased under resale agreements	$666,467	$(370,183)	$296,284	$(273,206)	$23,078
Securities borrowed	193,700	(33,065)	160,635	(115,219)	45,416
Liabilities
Securities sold under repurchase agreements	$578,060	$(370,183)	$207,877	$(191,980)	$15,897
Securities loaned and other(a)	41,366	(33,065)	8,301	(8,257)	44
(a)Includes securities-for-securities lending agreements of $42.8 billion and $3.4 billion at March 31, 2021 and December 31, 2020, respectively, accounted for at fair value, where the Firm is acting as lender. In the Consolidated balance sheets, the Firm recognizes the securities received at fair value within other assets and the obligation to return those securities within accounts payable and other liabilities.
(b)In some cases, collateral exchanged with a counterparty exceeds the net asset or liability balance with that counterparty. In such cases, the amounts reported in this column are limited to the related net asset or liability with that counterparty.
(c)Includes securities financing agreements that provide collateral rights, but where an appropriate legal opinion with respect to the master netting agreement has not been either sought or obtained. At March 31, 2021 and December 31, 2020, included $12.8 billion and $17.0 billion, respectively, of securities purchased under resale agreements; $45.5 billion and $42.1 billion, respectively, of securities borrowed; $27.4 billion and $14.5 billion, respectively, of securities sold under repurchase agreements; and $136 million and $8 million, respectively, of securities loaned and other.

The tables below present as of March 31, 2021, and December 31, 2020 the types of financial assets pledged in securities financing agreements and the remaining contractual maturity of the securities financing agreements.

	Gross liability balance
	March 31, 2021		December 31, 2020
(in millions)	Securities sold under repurchase agreements	Securities loaned and other	Securities sold under repurchase agreements	Securities loaned and other
Mortgage-backed securities
U.S. GSEs and government agencies	$76,335	$—	$56,744	$—
Residential - nonagency	522	—	1,016	—
Commercial - nonagency	775	—	855	—
U.S. Treasury, GSEs and government agencies	274,254	184	315,834	143
Obligations of U.S. states and municipalities	1,626	—	1,525	2
Non-U.S. government debt	163,200	2,472	157,563	1,730
Corporate debt securities	28,522	2,563	22,849	1,864
Asset-backed securities	682	845	694	—
Equity securities	30,053	47,994	20,980	37,627
Total	$575,969	$54,058	$578,060	$41,366

	Remaining contractual maturity of the agreements
	Overnight and continuous			Greater than 90 days
March 31, 2021 (in millions)		Up to 30 days	30 – 90 days		Total
Total securities sold under repurchase agreements	$228,510	$252,875	$46,361	$48,223	$575,969
Total securities loaned and other	52,440	395	799	424	54,058

	Remaining contractual maturity of the agreements
	Overnight and continuous			Greater than 90 days
December 31, 2020 (in millions)		Up to 30 days	30 – 90 days		Total
Total securities sold under repurchase agreements	$238,667	$230,980	$70,777	$37,636	$578,060
Total securities loaned and other	37,887	1,647	500	1,332	41,366
Transfers not qualifying for sale accounting
At March 31, 2021, and December 31, 2020, the Firm held $603 million and $598 million, respectively, of financial assets for which the rights have been transferred to third parties; however, the transfers did not qualify as a sale in accordance with U.S. GAAP. These transfers have been recognized as collateralized financing transactions. The transferred assets are recorded in trading assets and loans, and the corresponding liabilities are recorded predominantly in short-term borrowings on the Consolidated balance sheets.

Note 11 – Loans
Loan accounting framework
The accounting for a loan depends on management’s strategy for the loan. The Firm accounts for loans based on the following categories:
•Originated or purchased loans held-for-investment (i.e., “retained”)
•Loans held-for-sale
•Loans at fair value
Refer to Note 12 of JPMorgan Chase's 2020 Form 10-K for a detailed discussion of loans, including accounting policies. Refer to Note 3 of this Form 10-Q for further information on the Firm's elections of fair value accounting under the fair value option. Refer to Note 2 of this Form 10-Q for information on loans carried at fair value and classified as trading assets.
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

Consumer, excluding credit card	Credit card	Wholesale(c)(d)
• Residential real estate(a) • Auto and other(b)	• Credit card loans	• Secured by real estate • Commercial and industrial • Other(e)
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
(d)The wholesale portfolio segment's classes align with loan classifications as defined by the bank regulatory agencies, based on the loan's collateral, purpose, and type of borrower.
(e)Includes loans to financial institutions, states and political subdivisions, SPEs, nonprofits, personal investment companies and trusts, as well as loans to individuals and individual entities (predominantly Global Private Bank clients within AWM). Refer to Note 14 of JPMorgan Chase’s 2020 Form 10-K for more information on SPEs.
The following tables summarize the Firm’s loan balances by portfolio segment.

March 31, 2021	Consumer, excluding credit card	Credit card	Wholesale	Total(a)(b)
(in millions)
Retained	$302,392	$131,772	$514,478	$948,642
Held-for-sale	1,232	721	9,945	11,898
At fair value	21,284	—	29,483	50,767
Total	$324,908	$132,493	$553,906	$1,011,307

December 31, 2020	Consumer, excluding credit card	Credit card	Wholesale	Total(a)(b)
(in millions)
Retained	$302,127	$143,432	$514,947	$960,506
Held-for-sale	1,305	784	5,784	7,873
At fair value	15,147	—	29,327	44,474
Total	$318,579	$144,216	$550,058	$1,012,853
(a)Excludes $2.9 billion of accrued interest receivables at both March 31, 2021, and December 31, 2020. The Firm wrote off accrued interest receivables of $13 million and $14 million for the three months ended March 31, 2021 and 2020, respectively.
(b)Loans (other than those for which the fair value option has been elected) are presented net of unamortized discounts and premiums and net deferred loan fees or costs. These amounts were not material as of March 31, 2021, and December 31, 2020.

The following table provides information about the carrying value of retained loans purchased, sold and reclassified to held-for-sale during the periods indicated. Loans that were reclassified to held-for-sale and sold in a subsequent period are excluded from the sales line of this table.

	2021					2020
Three months ended March 31, (in millions)	Consumer, excluding credit card		Credit card	Wholesale	Total	Consumer, excluding credit card		Credit card	Wholesale	Total
Purchases	$191	(b)(c)	$—	$226	$417	$1,172	(b)(c)	$—	$386	$1,558
Sales	181		—	5,730	5,911	324		—	5,452	5,776
Retained loans reclassified to held-for-sale(a)	162		—	772	934	148		—	469	617
(a)Reclassifications of loans to held-for-sale are non-cash transactions.
(b)Predominantly includes purchases of residential real estate loans, including the Firm’s voluntary repurchases of certain delinquent loans from loan pools as permitted by Government National Mortgage Association (“Ginnie Mae”) guidelines for the three months ended March 31, 2021 and 2020. The Firm typically elects to repurchase these delinquent loans as it continues to service them and/or manage the foreclosure process in accordance with applicable requirements of Ginnie Mae, FHA, RHS, and/or VA.
(c)Excludes purchases of retained loans of $7.0 billion and $3.6 billion for the three months ended March 31, 2021 and 2020, respectively, which are predominantly sourced through the correspondent origination channel and underwritten in accordance with the Firm’s standards.
Gains and losses on sales of loans
Net gains/(losses) on sales of loans and lending-related commitments (including adjustments to record loans and lending-related commitments held-for-sale at the lower of cost or fair value) recognized in noninterest revenue for the three months ended March 31, 2021 was $132 million, of which $135 million related to loans. Net losses on sales of loans and lending-related commitments for the three months ended March 31, 2020 was $(913) million, of which $(142) million related to loans. In addition, the sale of loans may also result in write downs, recoveries or changes in the allowance recognized in the provision for credit losses.
Loan modifications
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
The following table provides information about retained consumer loans, excluding credit card, by class.

(in millions)	March 31, 2021	December 31, 2020
Residential real estate	$219,173	$225,302
Auto and other(a)	83,219	76,825
Total retained loans	$302,392	$302,127
(a)At March 31, 2021 and December 31, 2020, included $23.4 billion and $19.2 billion of loans, respectively, in Business Banking under the PPP.
Delinquency rates are the primary credit quality indicator for consumer loans. Refer to Note 12 of JPMorgan Chase's 2020 Form 10-K for further information on consumer credit quality indicators.

Residential real estate
The following tables provide information on delinquency, which is the primary credit quality indicator for retained residential real estate loans.

(in millions, except ratios)	March 31, 2021
	Term loans by origination year(d)						Revolving loans		Total
	2021	2020	2019	2018	2017	Prior to 2017	Within the revolving period	Converted to term loans
Loan delinquency(a)(b)
Current	$13,779	$57,109	$27,264	$11,868	$17,387	$68,061	$6,165	$15,542	$217,175
30–149 days past due	—	5	11	15	12	595	17	193	848
150 or more days past due	—	2	4	8	20	838	16	262	1,150
Total retained loans	$13,779	$57,116	$27,279	$11,891	$17,419	$69,494	$6,198	$15,997	$219,173
% of 30+ days past due to total retained loans(c)	—%	0.01%	0.05%	0.19%	0.18%	2.01%	0.53%	2.84%	0.90%

(in millions, except ratios)	December 31, 2020
	Term loans by origination year(d)								Revolving loans		Total
	2020		2019	2018	2017	2016	Prior to 2016		Within the revolving period	Converted to term loans
Loan delinquency(a)(b)
Current	$56,576	(e)	$31,820	$13,900	$20,410	$27,978	$49,218	(e)	$7,370	$15,792	$223,064
30–149 days past due	9		25	20	22	29	674		21	245	1,045
150 or more days past due	3		14	10	18	18	844		22	264	1,193
Total retained loans	$56,588		$31,859	$13,930	$20,450	$28,025	$50,736		$7,413	$16,301	$225,302
% of 30+ days past due to total retained loans(c)	0.02%		0.12%	0.22%	0.20%	0.17%	2.91%	(e)	0.58%	3.12%	0.98%
(a)Individual delinquency classifications include mortgage loans insured by U.S. government agencies as follows: current included $40 million and $36 million; 30–149 days past due included $13 million and $16 million; and 150 or more days past due included $23 million and $24 million at March 31, 2021 and December 31, 2020, respectively.
(b)At March 31, 2021 and December 31, 2020, loans under payment deferral programs offered in response to the COVID-19 pandemic which are still within their deferral period and performing according to their modified terms are generally not considered delinquent.
(c)At March 31, 2021 and December 31, 2020, residential real estate loans excluded mortgage loans insured by U.S. government agencies of $36 million and $40 million, respectively, that are 30 or more days past due. These amounts have been excluded based upon the government guarantee.
(d)Includes loans purchased based on the year in which they were originated.
(e)Prior-period amounts have been revised to conform with the current presentation.
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

Nonaccrual loans and other credit quality indicators
The following table provides information on nonaccrual and other credit quality indicators for retained residential real estate loans.

(in millions, except weighted-average data)	March 31, 2021	December 31, 2020
Nonaccrual loans(a)(b)(c)(d)	$5,247	$5,313
90 or more days past due and government guaranteed(e)	30	33

Current estimated LTV ratios(f)(g)
Greater than 125% and refreshed FICO scores:
Equal to or greater than 660	$19	$10
Less than 660	14	18
101% to 125% and refreshed FICO scores:
Equal to or greater than 660	105	72
Less than 660	46	65
80% to 100% and refreshed FICO scores:
Equal to or greater than 660	1,482	2,365
Less than 660	286	435
Less than 80% and refreshed FICO scores:
Equal to or greater than 660	204,165	208,457
Less than 660	11,267	12,072
No FICO/LTV available	1,713	1,732
U.S. government-guaranteed	76	76
Total retained loans	$219,173	$225,302

Weighted average LTV ratio(f)(h)	53%	54%
Weighted average FICO(g)(h)	764	763

Geographic region(i)
California	$70,787	$73,444
New York	32,042	32,287
Florida	14,086	13,981
Texas	13,320	13,773
Illinois	12,350	13,130
Colorado	8,085	8,235
Washington	7,687	7,917
New Jersey	6,934	7,227
Massachusetts	5,715	5,784
Connecticut	5,012	5,024
All other(j)	43,155	44,500
Total retained loans	$219,173	$225,302
(a)Includes collateral-dependent residential real estate loans that are charged down to the fair value of the underlying collateral less costs to sell. The Firm reports, in accordance with regulatory guidance, residential real estate loans that have been discharged under Chapter 7 bankruptcy and not reaffirmed by the borrower (“Chapter 7 loans”) as collateral-dependent nonaccrual TDRs, regardless of their delinquency status. At March 31, 2021, approximately 7% of Chapter 7 residential real estate loans were 30 days or more past due.
(b)Generally, all consumer nonaccrual loans have an allowance. In accordance with regulatory guidance, certain nonaccrual loans that are considered collateral-dependent have been charged down to the lower of amortized cost or the fair value of their underlying collateral less costs to sell. If the value of the underlying collateral has subsequently improved, the related allowance may be negative.
(c)Interest income on nonaccrual loans recognized on a cash basis was $45 million and $43 million for the three months ended March 31, 2021 and 2020, respectively.
(d)Generally excludes loans under payment deferral programs offered in response to the COVID-19 pandemic. Includes loans to customers that have exited COVID-19 payment deferral programs and are 90 or more days past due, predominantly all of which are considered collateral-dependent and charged down to the lower of amortized cost or fair value of the underlying collateral less costs to sell.
(e)These balances are excluded from nonaccrual loans as the loans are guaranteed by U.S government agencies. Typically the principal balance of the loans is insured and interest is guaranteed at a specified reimbursement rate subject to meeting agreed-upon servicing guidelines. At March 31, 2021 and December 31, 2020, these balances were no longer accruing interest based on the agreed-upon servicing guidelines. There were no loans that were not guaranteed by U.S. government agencies that are 90 or more days past due and still accruing interest at March 31, 2021 and December 31, 2020.
(f)Represents the aggregate unpaid principal balance of loans divided by the estimated current property value. Current property values are estimated, at a minimum, quarterly, based on home valuation models using nationally recognized home price index valuation estimates incorporating actual data to the extent available and forecasted data where actual data is not available. Current estimated combined LTV for junior lien home equity loans considers all available lien positions, as well as unused lines, related to the property.
(g)Refreshed FICO scores represent each borrower’s most recent credit score, which is obtained by the Firm on at least a quarterly basis.
(h)Excludes loans with no FICO and/or LTV data available.
(i)The geographic regions presented in the table are ordered based on the magnitude of the corresponding loan balances at March 31, 2021.
(j)At both March 31, 2021 and December 31, 2020, included mortgage loans insured by U.S. government agencies of $76 million. These amounts have been excluded from the geographic regions presented based upon the government guarantee.

Loan modifications
Modifications of residential real estate loans where the Firm grants concessions to borrowers who are experiencing financial difficulty are generally accounted for and reported as TDRs. Loans with short-term or other insignificant modifications that are not considered concessions are not TDRs nor are loans for which the Firm has elected to apply the option to suspend the application of accounting guidance for TDRs as provided by the CARES Act and extended by the Consolidated Appropriations Act. The carrying value of new TDRs was $251 million and $142 million for the three months ended March 31, 2021 and 2020, respectively. There were no additional commitments to lend to borrowers whose residential real estate loans have been modified in TDRs.
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

	Three months ended March 31,
	2021	2020
Number of loans approved for a trial modification	1,401	1,996
Number of loans permanently modified	1,714	1,481
Concession granted:(a)
Interest rate reduction	72%	79%
Term or payment extension	40	81
Principal and/or interest deferred	31	11
Principal forgiveness	4	4
Other(b)	51	55
(a)Represents concessions granted in permanent modifications as a percentage of the number of loans permanently modified. The sum of the percentages exceeds 100% because predominantly all of the modifications include more than one type of concession. Concessions offered on trial modifications are generally consistent with those granted on permanent modifications.
(b)Includes variable interest rate to fixed interest rate modifications and payment delays that meet the definition of a TDR.

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

(in millions, except weighted-average data)	Three months ended March 31,
	2021	2020
Weighted-average interest rate of loans with interest rate reductions – before TDR	4.57%	5.20%
Weighted-average interest rate of loans with interest rate reductions – after TDR	2.91	3.48
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – before TDR	24	22
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – after TDR	39	39
Charge-offs recognized upon permanent modification	$—	$—
Principal deferred	12	5
Principal forgiven	1	2
Balance of loans that redefaulted within one year of permanent modification(a)	$24	$70
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
At March 31, 2021, the weighted-average estimated remaining lives of residential real estate loans permanently modified in TDRs were six years. The estimated remaining lives of these loans reflect estimated prepayments, both voluntary and involuntary (i.e., foreclosures and other forced liquidations).

Active and suspended foreclosure
At March 31, 2021 and December 31, 2020, the Firm had residential real estate loans, excluding those insured by U.S. government agencies, with a carrying value of $802 million and $846 million, respectively, that were not included in REO, but were in the process of active or suspended foreclosure.
In response to the COVID-19 pandemic, the Firm has temporarily suspended certain foreclosure activities. This could delay recognition of foreclosed properties until the foreclosure moratoriums are lifted.
Auto and other
The following tables provide information on delinquency, which is the primary credit quality indicator for retained auto and other consumer loans.

	March 31, 2021
(in millions, except ratios)	Term Loans by origination year								Revolving loans
	2021		2020		2019	2018	2017	Prior to 2017	Within the revolving period	Converted to term loans	Total
Loan delinquency(a)
Current	$17,719	(b)	$39,161	(b)	$11,405	$6,349	$3,706	$2,045	$2,369	$149	$82,903
30–119 days past due	32		50		65	47	31	33	21	12	291
120 or more days past due	—		—		—	1	1	1	12	10	25
Total retained loans	$17,751		$39,211		$11,470	$6,397	$3,738	$2,079	$2,402	$171	$83,219
% of 30+ days past due to total retained loans	0.18%		0.13%		0.57%	0.75%	0.86%	1.64%	1.37%	12.87%	0.38%

	December 31, 2020
(in millions, except ratios)	Term Loans by origination year							Revolving loans
	2020		2019	2018	2017	2016	Prior to 2016	Within the revolving period	Converted to term loans	Total
Loan delinquency(a)
Current	$46,169	(c)	$12,829	$7,367	$4,521	$2,058	$742	$2,517	$158	$76,361
30–119 days past due	97		107	77	53	42	23	30	17	446
120 or more days past due	—		—	—	1	—	1	8	8	18
Total retained loans	$46,266		$12,936	$7,444	$4,575	$2,100	$766	$2,555	$183	$76,825
% of 30+ days past due to total retained loans	0.21%		0.83%	1.03%	1.18%	2.00%	3.13%	1.49%	13.66%	0.60%
(a)At March 31, 2021 and December 31, 2020, loans under payment deferral programs offered in response to the COVID-19 pandemic which are still within their deferral period and performing according to their modified terms are generally not considered delinquent.
(b)At March 31, 2021, included $8.7 billion of loans originated in 2021 and $14.7 billion of loans originated in 2020 in Business Banking under the PPP. PPP loans are guaranteed by the SBA. Other than in certain limited circumstances, the Firm typically does not recognize charge-offs, classify as nonaccrual nor record an allowance for loan losses on these loans.
(c)At December 31, 2020, included $19.2 billion of loans in Business Banking under the PPP.

Nonaccrual and other credit quality indicators
The following table provides information on nonaccrual and other credit quality indicators for retained auto and other consumer loans.

(in millions, except ratios)	Total Auto and other
	March 31, 2021	December 31, 2020
Nonaccrual loans(a)(b)(c)	135	151

Geographic region(d)
California	$13,514	$12,302
New York	10,551	8,824
Texas	8,746	8,235
Florida	5,117	4,668
Illinois	4,003	3,768
New Jersey	2,895	2,646
Arizona	2,619	2,465
Ohio	2,293	2,163
Colorado	2,021	1,910
Pennsylvania	2,004	1,924
All other	29,456	27,920
Total retained loans	$83,219	$76,825
(a)There were no loans that were 90 or more days past due and still accruing interest at March 31, 2021 and December 31, 2020.
(b)Generally, all consumer nonaccrual loans have an allowance. In accordance with regulatory guidance, certain nonaccrual loans that are considered collateral-dependent have been charged down to the lower of amortized cost or the fair value of their underlying collateral less costs to sell. If the value of the underlying collateral has subsequently improved, the related allowance may be negative.
(c)Interest income on nonaccrual loans recognized on a cash basis was not material for the three months ended March 31, 2021 and 2020.
(d)The geographic regions presented in this table are ordered based on the magnitude of the corresponding loan balances at March 31, 2021.
Loan modifications
Certain other consumer loan modifications are considered to be TDRs as they provide various concessions to borrowers who are experiencing financial difficulty. Loans with short-term or other insignificant modifications that are not considered concessions are not TDRs.
The impact of these modifications, as well as new TDRs, were not material to the Firm for the three months ended March 31, 2021 and 2020. Additional commitments to lend to borrowers whose loans have been modified in TDRs as of March 31, 2021 and December 31, 2020 were not material.

Credit card loan portfolio
The credit card portfolio segment includes credit card loans originated and purchased by the Firm. Delinquency rates are the primary credit quality indicator for credit card loans.
Refer to Note 12 of JPMorgan Chase's 2020 Form 10-K for further information on the credit card loan portfolio, including credit quality indicators.
The following tables provide information on delinquency, which is the primary credit quality indicator for retained credit card loans.

(in millions, except ratios)	March 31, 2021
	Within the revolving period	Converted to term loans(b)	Total
Loan delinquency(a)
Current and less than 30 days past due and still accruing	$128,749	$1,178	$129,927
30–89 days past due and still accruing	714	73	787
90 or more days past due and still accruing	1,018	40	1,058
Total retained loans	$130,481	$1,291	$131,772
Loan delinquency ratios
% of 30+ days past due to total retained loans	1.33%	8.75%	1.40%
% of 90+ days past due to total retained loans	0.78	3.10	0.80

(in millions, except ratios)	December 31, 2020
	Within the revolving period	Converted to term loans(b)	Total
Loan delinquency(a)
Current and less than 30 days past due and still accruing	$139,783	$1,239	$141,022
30–89 days past due and still accruing	997	94	1,091
90 or more days past due and still accruing	1,277	42	1,319
Total retained loans	$142,057	$1,375	$143,432
Loan delinquency ratios
% of 30+ days past due to total retained loans	1.60%	9.89%	1.68%
% of 90+ days past due to total retained loans	0.90	3.05	0.92
(a)At March 31, 2021 and December 31, 2020, loans under payment deferral programs offered in response to the COVID-19 pandemic which are still within their deferral period and performing according to their modified terms are generally not considered delinquent.
(b)Represents TDRs.
Other credit quality indicators
The following table provides information on other credit quality indicators for retained credit card loans.

(in millions, except ratios)	March 31, 2021	December 31, 2020
Geographic region(a)
California	$19,266	$20,921
Texas	13,628	14,544
New York	10,935	11,919
Florida	8,889	9,562
Illinois	7,329	8,006
New Jersey	5,420	5,927
Ohio	4,254	4,673
Pennsylvania	4,036	4,476
Colorado	3,798	4,092
Michigan	3,245	3,553
All other	50,972	55,759
Total retained loans	$131,772	$143,432
Percentage of portfolio based on carrying value with estimated refreshed FICO scores
Equal to or greater than 660	86.3%	85.9%
Less than 660	13.5	13.9
No FICO available	0.2	0.2
(a)The geographic regions presented in the table are ordered based on the magnitude of the corresponding loan balances at March 31, 2021.

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

(in millions, except weighted-average data)	Three months ended March 31,
	2021	2020
Balance of new TDRs(a)	$143	$277
Weighted-average interest rate of loans – before TDR	17.74%	18.82%
Weighted-average interest rate of loans – after TDR	5.23	4.02
Balance of loans that redefaulted within one year of modification(b)	$19	$36
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

Wholesale loan portfolio
Wholesale loans include loans made to a variety of clients, ranging from large corporate and institutional clients, to small businesses and high-net-worth individuals. The primary credit quality indicator for wholesale loans is the internal risk rating assigned to each loan. Refer to Note 12 of JPMorgan Chase’s 2020 Form 10-K for further information on these risk ratings.
The following tables provide information on internal risk rating, which is the primary credit quality indicator for retained wholesale loans.

	Secured by real estate		Commercial and industrial				Other(c)		Total retained loans
(in millions, except ratios)	Mar 31, 2021	Dec 31, 2020	Mar 31, 2021		Dec 31, 2020		Mar 31, 2021	Dec 31, 2020	Mar 31, 2021		Dec 31, 2020
Loans by risk ratings
Investment-grade	$88,351	$90,147	$72,453	(a)	$71,917	(b)	$219,023	$217,209	$379,827	(a)	$379,273	(b)
Noninvestment-grade:
Noncriticized	25,929	26,129	54,410		57,870		35,404	33,053	115,743		117,052
Criticized performing	3,756	3,234	11,005		10,991		1,132	1,079	15,893		15,304
Criticized nonaccrual	502	483	1,752		1,931		761	904	3,015		3,318
Total noninvestment- grade	30,187	29,846	67,167		70,792		37,297	35,036	134,651		135,674
Total retained loans	$118,538	$119,993	$139,620		$142,709		$256,320	$252,245	$514,478		$514,947
% of investment-grade to total retained loans	74.53%	75.13%	51.89%		50.39%		85.45%	86.11%	73.83%		73.65%
% of total criticized to total retained loans	3.59	3.10	9.14		9.05		0.74	0.79	3.68		3.62
% of criticized nonaccrual to total retained loans	0.42	0.40	1.25		1.35		0.30	0.36	0.59		0.64

	Secured by real estate
(in millions)	March 31, 2021
	Term loans by origination year						Revolving loans
	2021	2020	2019	2018	2017	Prior to 2017	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$2,966	$16,303	$19,118	$11,307	$10,192	$27,314	$1,151	$—	$88,351
Noninvestment-grade	623	3,403	4,436	4,093	2,810	14,391	430	1	30,187
Total retained loans	$3,589	$19,706	$23,554	$15,400	$13,002	$41,705	$1,581	$1	$118,538

	Secured by real estate
(in millions)	December 31, 2020
	Term loans by origination year						Revolving loans
	2020	2019	2018	2017	2016	Prior to 2016	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$16,560	$19,575	$12,192	$11,017	$13,439	$16,266	$1,098	$—	$90,147
Noninvestment-grade	3,327	4,339	4,205	2,916	2,575	11,994	489	1	29,846
Total retained loans	$19,887	$23,914	$16,397	$13,933	$16,014	$28,260	$1,587	$1	$119,993

	Commercial and industrial
(in millions)	March 31, 2021
	Term loans by origination year								Revolving loans
	2021		2020		2019	2018	2017	Prior to 2017	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$8,403	(a)	$14,857	(a)	$6,587	$2,474	$1,664	$1,861	$36,537	$70	$72,453
Noninvestment-grade	3,976		11,857		7,082	4,641	1,698	2,745	35,095	73	67,167
Total retained loans	$12,379		$26,714		$13,669	$7,115	$3,362	$4,606	$71,632	$143	$139,620

	Commercial and industrial
(in millions)	December 31, 2020
	Term loans by origination year							Revolving loans
	2020		2019	2018	2017	2016	Prior to 2016	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$21,211	(b)	$7,304	$2,934	$1,748	$1,032	$1,263	$36,424	$1	$71,917
Noninvestment-grade	15,060		8,636	5,131	2,104	497	2,439	36,852	73	70,792
Total retained loans	$36,271		$15,940	$8,065	$3,852	$1,529	$3,702	$73,276	$74	$142,709

	Other(c)
(in millions)	March 31, 2021
	Term loans by origination year						Revolving loans
	2021	2020	2019	2018	2017	Prior to 2017	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$8,483	$25,689	$8,177	$5,052	$5,874	$16,897	$148,248	$603	$219,023
Noninvestment-grade	3,500	4,179	2,191	1,621	485	1,065	24,132	124	37,297
Total retained loans	$11,983	$29,868	$10,368	$6,673	$6,359	$17,962	$172,380	$727	$256,320

	Other(c)
(in millions)	December 31, 2020
	Term loans by origination year						Revolving loans
	2020	2019	2018	2017	2016	Prior to 2016	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$31,389	$10,169	$6,994	$6,206	$3,553	$12,595	$145,524	$779	$217,209
Noninvestment-grade	5,009	2,220	1,641	550	146	636	24,710	124	35,036
Total retained loans	$36,398	$12,389	$8,635	$6,756	$3,699	$13,231	$170,234	$903	$252,245
(a)At March 31, 2021, included $1.2 billion of loans originated in 2021 and $7.7 billion of loans originated in 2020 under the PPP, of which $1.2 billion and $7.1 billion are included in commercial and industrial, respectively. PPP loans are guaranteed by the SBA and considered investment-grade. Other than in certain limited circumstances, the Firm typically does not recognize charge-offs, classify as nonaccrual nor record an allowance for loan losses on these loans.
(b)At December 31, 2020, included $8.0 billion of loans under the PPP, of which $7.4 billion is included in commercial and industrial.
(c)Includes loans to financial institutions, states and political subdivisions, SPEs, nonprofits, personal investment companies and trusts, as well as loans to individuals and individual entities (predominantly Global Private Bank clients within AWM). Refer to Note 14 of JPMorgan Chase’s 2020 Form 10-K for more information on SPEs.

The following table presents additional information on retained loans secured by real estate, which consists of loans secured wholly or substantially by a lien or liens on real property at origination.

(in millions, except ratios)	Multifamily		Other commercial		Total retained loans secured by real estate
	Mar 31, 2021	Dec 31, 2020	Mar 31, 2021	Dec 31, 2020	Mar 31, 2021	Dec 31, 2020
Retained loans secured by real estate	$72,194	$73,078	$46,344	$46,915	$118,538	$119,993
Criticized	1,560	1,144	2,698	2,573	4,258	3,717
% of total criticized to total retained loans secured by real estate	2.16%	1.57%	5.82%	5.48%	3.59%	3.10%
Criticized nonaccrual	$70	$56	$432	$427	$502	$483
% of criticized nonaccrual loans to total retained loans secured by real estate	0.10%	0.08%	0.93%	0.91%	0.42%	0.40%

Geographic distribution and delinquency
The following table provides information on the geographic distribution and delinquency for retained wholesale loans.

	Secured by real estate		Commercial and industrial		Other		Total retained loans
(in millions, except ratios)	Mar 31, 2021	Dec 31, 2020	Mar 31, 2021	Dec 31, 2020	Mar 31, 2021	Dec 31, 2020	Mar 31, 2021	Dec 31, 2020
Loans by geographic distribution(a)
Total U.S.	$115,451	$116,990	$106,309	$109,273	$181,272	$180,583	$403,032	$406,846
Total non-U.S.	3,087	3,003	33,311	33,436	75,048	71,662	111,446	108,101
Total retained loans	$118,538	$119,993	$139,620	$142,709	$256,320	$252,245	$514,478	$514,947
Loan delinquency(b)
Current and less than 30 days past due and still accruing	$117,559	$118,894	$136,980	$140,100	$253,632	$249,713	$508,171	$508,707
30–89 days past due and still accruing	462	601	830	658	1,769	1,606	3,061	2,865
90 or more days past due and still accruing(c)	15	15	58	20	158	22	231	57
Criticized nonaccrual	502	483	1,752	1,931	761	904	3,015	3,318
Total retained loans	$118,538	$119,993	$139,620	$142,709	$256,320	$252,245	$514,478	$514,947
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
(c)Represents loans that are considered well-collateralized and therefore still accruing interest.
The following table provides information about net charge-offs on retained wholesale loans.

Wholesale net charge-offs/(recoveries)	Secured by real estate		Commercial and industrial		Other		Total retained loans
Three months ended March 31, (in millions)	2021	2020	2021	2020	2021	2020	2021	2020
Net charge-offs/(recoveries)	$—	$—	$50	$168	$3	$(6)	$53	$162
Nonaccrual loans
The following table provides information on retained wholesale nonaccrual loans.

(in millions)	Secured by real estate		Commercial and industrial		Other		Total retained loans
	Mar 31, 2021	Dec 31, 2020	Mar 31, 2021	Dec 31, 2020	Mar 31, 2021	Dec 31, 2020	Mar 31, 2021	Dec 31, 2020
Nonaccrual loans(a)
With an allowance	$398	$351	$1,329	$1,667	$544	$800	$2,271	$2,818
Without an allowance(b)	104	132	423	264	217	104	744	500
Total nonaccrual loans(c)	$502	$483	$1,752	$1,931	$761	$904	$3,015	$3,318
(a)Loans that were modified in response to the COVID-19 pandemic continue to be risk-rated in accordance with the Firm’s overall credit risk management framework. As of March 31, 2021, predominantly all of these loans were considered performing.
(b)When the discounted cash flows or collateral value equals or exceeds the amortized cost of the loan, the loan does not require an allowance. This typically occurs when the loans have been partially charged off and/or there have been interest payments received and applied to the loan balance.
(c)Interest income on nonaccrual loans recognized on a cash basis was not material for the three months ended March 31, 2021 and 2020.
Loan modifications
Certain loan modifications are considered to be TDRs as they provide various concessions to borrowers who are experiencing financial difficulty. Loans with short-term or other insignificant modifications that are not considered concessions are not TDRs nor are loans for which the Firm has elected to apply the option to suspend the application of accounting guidance for TDRs as provided by the CARES Act and extended by the Consolidated Appropriations Act. The carrying value of TDRs was $1.2 billion and $954 million as of March 31, 2021, and December 31, 2020, respectively. The carrying value of new TDRs was $428 million and $76 million for the three months ended March 31, 2021 and 2020, respectively. The new TDRs for the three months ended March 31, 2021 were primarily from Commercial and Industrial loan modifications that included extending maturity dates and the receipt of assets in partial satisfaction of the loan. The impact of these modifications resulting in new TDRs was not material to the Firm for the three months ended March 31, 2021 and 2020.

Note 12 – Allowance for credit losses
The Firm's allowance for credit losses represents management's estimate of expected credit losses over the remaining expected life of the Firm's financial assets measured at amortized cost and certain off-balance sheet lending-related commitments.
Refer to Note 13 of JPMorgan Chase's 2020 Form 10-K for a detailed discussion of the allowance for credit losses and the related accounting policies.

Allowance for credit losses and related information
The table below summarizes information about the allowances for loan losses and lending-related commitments, and includes a breakdown of loans and lending-related commitments by impairment methodology. Refer to Note 10 of JPMorgan Chase’s 2020 Form 10-K for further information on the allowance for credit losses on investment securities.

	2021(d)				2020(d)
Three months ended March 31, (in millions)	Consumer, excluding credit card	Credit card	Wholesale	Total	Consumer, excluding credit card	Credit card	Wholesale	Total
Allowance for loan losses
Beginning balance at January 1,	$3,636	$17,800	$6,892	$28,328	$2,538	$5,683	$4,902	$13,123
Cumulative effect of a change in accounting principle	NA	NA	NA	NA	297	5,517	(1,642)	4,172
Gross charge-offs	166	1,214	88	1,468	233	1,488	181	1,902
Gross recoveries collected	(145)	(231)	(35)	(411)	(239)	(175)	(19)	(433)
Net charge-offs/(recoveries)	21	983	53	1,057	(6)	1,313	162	1,469
Provision for loan losses	(932)	(2,517)	(830)	(4,279)	613	5,063	1,742	7,418
Other	(1)	—	10	9	—	—	—	—
Ending balance at March 31,	$2,682	$14,300	$6,019	$23,001	$3,454	$14,950	$4,840	$23,244

Allowance for lending-related commitments
Beginning balance at January 1,	$187	$—	$2,222	$2,409	$12	$—	$1,179	$1,191
Cumulative effect of a change in accounting principle	NA	NA	NA	NA	133	—	(35)	98
Provision for lending-related commitments	(52)	—	159	107	6	—	852	858
Other	—	—	—	—	—	—	—	—
Ending balance at March 31,	$135	$—	$2,381	$2,516	$151	$—	$1,996	$2,147

Total allowance for credit losses	$2,817	$14,300	$8,400	$25,517	$3,605	$14,950	$6,836	$25,391

Allowance for loan losses by impairment methodology
Asset-specific(a)	$(348)	$522	$529	$703	$223	$530	$556	$1,309
Portfolio-based	3,030	13,778	5,490	22,298	3,231	14,420	4,284	21,935
Total allowance for loan losses	$2,682	$14,300	$6,019	$23,001	$3,454	$14,950	$4,840	$23,244

Loans by impairment methodology
Asset-specific(a)	$16,008	$1,291	$3,394	$20,693	$17,036	$1,505	$2,021	$20,562
Portfolio-based	286,384	130,481	511,084	927,949	276,743	152,516	553,268	982,527
Total retained loans	$302,392	$131,772	$514,478	$948,642	$293,779	$154,021	$555,289	$1,003,089

Collateral-dependent loans
Net charge-offs	$20	$—	$2	$22	$29	$—	$17	$46
Loans measured at fair value of collateral less cost to sell	4,790	—	354	5,144	2,941	—	94	3,035

Allowance for lending-related commitments by impairment methodology
Asset-specific	$—	$—	$144	$144	$—	$—	$187	$187
Portfolio-based	135	—	2,237	2,372	151	—	1,809	1,960
Total allowance for lending-related commitments(b)	$135	$—	$2,381	$2,516	$151	$—	$1,996	$2,147

Lending-related commitments by impairment methodology
Asset-specific	$—	$—	$800	$800	$—	$—	$619	$619
Portfolio-based(c)	34,468	—	440,830	475,298	33,498	—	338,580	372,078
Total lending-related commitments	$34,468	$—	$441,630	$476,098	$33,498	$—	$339,199	$372,697
(a)Includes collateral dependent loans, including those considered TDRs and those for which foreclosure is deemed probable, modified PCD loans and non-collateral dependent loans that have been modified or are reasonably expected to be modified in a TDR. Also includes risk-rated loans that have been placed on nonaccrual status for the wholesale portfolio segment. The asset-specific credit card allowance for loans modified, or reasonably expected to be modified, in a TDR is calculated based on the loans’ original contractual interest rates and does not consider any incremental penalty rates.
(b)The allowance for lending-related commitments is reported in accounts payable and other liabilities on the Consolidated balance sheets.
(c)At March 31, 2021 and 2020, lending-related commitments excluded $21.8 billion and $8.0 billion, respectively, for the consumer, excluding credit card portfolio segment; $674.4 billion and $681.4 billion, respectively, for the credit card portfolio segment; and $39.6 billion and $24.0 billion, respectively, for the wholesale portfolio segment, which were not subject to the allowance for lending-related commitments.
(d)Excludes the allowance for credit losses on HTM securities. The allowance for credit losses on HTM securities was $94 million and $19 million as of March 31, 2021 and 2020, respectively.

Discussion of changes in the allowance
The allowance for credit losses as of March 31, 2021 decreased when compared to December 31, 2020, consisting of:
•a $4.5 billion reduction in consumer, predominantly in the credit card portfolio, reflecting improvements in the Firm's macroeconomic scenarios, and in the residential real estate portfolio primarily due to the continued improvement in the HPI expectations and to a lesser extent portfolio run-off, and
•a $716 million net reduction in wholesale, across the LOBs reflecting improvements in the Firm's macroeconomic scenarios
While the economy is showing signs of improvement, the COVID-19 pandemic has stressed many MEVs used in the Firm's allowance estimate at a speed and to degrees not experienced in recent history, which has created additional challenges in the use of modeled credit loss estimates and increased the reliance on management judgment. These challenges in the use of modeled credit loss estimates remain, albeit to a lesser extent than experienced during 2020. In periods where certain MEVs are outside the range of historical experience on which the Firm’s models have been trained, the Firm makes adjustments to appropriately address these economic circumstances.
Further, despite the improvement in the economy, uncertainties remain, including the health of underlying labor markets, vaccine efficacy against new virus strains, and the potential for changes in consumer behavior that could have longer term impacts on certain sectors. As a result of these uncertainties, the Firm continued to place significant weighting on its adverse scenarios, which incorporate more punitive macroeconomic factors than the central case assumptions outlined below, resulting in weighted average U.S. unemployment rates rising above eight percent in 2021 and remaining at approximately six percent into the second quarter of 2022 with U.S. GDP returning to pre-pandemic levels in 1Q22.
The Firm’s central case assumptions reflected U.S. unemployment rates and U.S. real GDP as follows:

	Assumptions at March 31, 2021
	2Q21	4Q21	2Q22
U.S. unemployment rate(a)	5.7%	4.8%	4.3%
Cumulative change in U.S. real GDP from 12/31/2019	0.2%	2.7%	4.3%

	Assumptions at December 31, 2020
	2Q21	4Q21	2Q22
U.S. unemployment rate(a)	6.8%	5.7%	5.1%
Cumulative change in U.S. real GDP from 12/31/2019	(1.9)%	0.6%	2.0%
(a)Reflects quarterly average of forecasted U.S. unemployment rate.
Subsequent changes to this forecast and related estimates will be reflected in the provision for credit losses in future periods.

Note 13 – Variable interest entities
Refer to Note 1 of JPMorgan Chase’s 2020 Form 10-K for a further description of JPMorgan Chase’s accounting policies regarding consolidation of VIEs.
The following table summarizes the most significant types of Firm-sponsored VIEs by business segment.

Line of Business	Transaction Type	Activity	Form 10-Q page references
CCB	Credit card securitization trusts	Securitization of originated credit card receivables	137
	Mortgage securitization trusts	Servicing and securitization of both originated and purchased residential mortgages	137-139
CIB	Mortgage and other securitization trusts	Securitization of both originated and purchased residential and commercial mortgages, and other consumer loans	137-139
	Multi-seller conduits	Assist clients in accessing the financial markets in a cost-efficient manner and structures transactions to meet investor needs	139
	Municipal bond vehicles	Financing of municipal bond investments	139
The Firm also invests in and provides financing and other services to VIEs sponsored by third parties. Refer to pages 140-141 of this Note for more information on the VIEs sponsored by third parties.
Significant Firm-sponsored VIEs
Credit card securitizations
As a result of the Firm’s continuing involvement, the Firm is considered to be the primary beneficiary of its Firm-sponsored credit card securitization trust, the Chase Issuance Trust. Refer to the table on page 140 of this Note for further information on consolidated VIE assets and liabilities.
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
Refer to Note 14 of JPMorgan Chase’s 2020 Form 10-K for a detailed discussion of JPMorgan Chase's involvement with credit card securitizations and Firm-sponsored mortgage and other securitization trusts, as well as the accounting treatment relating to such trusts.

The following table presents the total unpaid principal amount of assets held in Firm-sponsored private-label securitization entities, including those in which the Firm has continuing involvement, and those that are consolidated by the Firm. Continuing involvement includes servicing the loans, holding senior interests or subordinated interests (including amounts required to be held pursuant to credit risk retention rules), recourse or guarantee arrangements, and derivative contracts. In certain instances, the Firm’s only continuing involvement is servicing the loans. The
Firm’s maximum loss exposure from retained and purchased interests is the carrying value of these interests. Refer to Securitization activity on page 141 of this Note for further information regarding the Firm’s cash flows associated with and interests retained in nonconsolidated VIEs, and pages 141-142 of this Note for information on the Firm’s loan sales and securitization activity related to U.S. GSEs and government agencies.

	Principal amount outstanding			JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
March 31, 2021 (in millions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	Investment securities	Other financial assets	Total interests held by JPMorgan Chase
Securitization-related(a)
Residential mortgage:
Prime/Alt-A and option ARMs	$49,200	$1,502	$39,678	$484	$581	$—	$1,065
Subprime	12,427	146	11,602	6	—	—	6
Commercial and other(b)	121,213	—	86,649	741	1,780	278	2,799
Total	$182,840	$1,648	$137,929	$1,231	$2,361	$278	$3,870

	Principal amount outstanding			JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
December 31, 2020 (in millions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	Investment securities	Other financial assets	Total interests held by JPMorgan Chase
Securitization-related(a)
Residential mortgage:
Prime/Alt-A and option ARMs	$49,644	$1,693	$41,265	$574	$724	$—	$1,298
Subprime	12,896	46	12,154	9	—	—	9
Commercial and other(b)	119,732	—	92,351	955	1,549	262	2,766
Total	$182,272	$1,739	$145,770	$1,538	$2,273	$262	$4,073
(a)Excludes U.S. GSEs and government agency securitizations and re-securitizations, which are not Firm-sponsored. Refer to pages 141-142 of this Note for information on the Firm’s loan sales and securitization activity related to U.S. GSEs and government agencies.
(b)Consists of securities backed by commercial real estate loans and non-mortgage-related consumer receivables purchased from third parties.
(c)Excludes the following: retained servicing; securities retained from loan sales and securitization activity related to U.S. GSEs and government agencies; interest rate and foreign exchange derivatives primarily used to manage interest rate and foreign exchange risks of securitization entities; senior and subordinated securities of $74 million and $39 million, respectively, at March 31, 2021, and $105 million and $40 million, respectively, at December 31, 2020, which the Firm purchased in connection with CIB’s secondary market-making activities.
(d)Includes interests held in re-securitization transactions.
(e)As of March 31, 2021, and December 31, 2020, 74% and 73%, respectively, of the Firm’s retained securitization interests, which are predominantly carried at fair value and include amounts required to be held pursuant to credit risk retention rules, were risk-rated “A” or better, on an S&P-equivalent basis. The retained interests in prime residential mortgages consisted of $1.0 billion and $1.3 billion of investment-grade retained interests, and $33 million and $41 million of noninvestment-grade retained interests at March 31, 2021, and December 31, 2020, respectively. The retained interests in commercial and other securitization trusts consisted of $2.0 billion of investment-grade retained interests, and $753 million of noninvestment-grade retained interests at both March 31, 2021 and December 31, 2020.

Residential mortgage
The Firm securitizes residential mortgage loans originated by CCB, as well as residential mortgage loans purchased from third parties by either CCB or CIB. Refer to the table on page 140 of this Note for more information on the consolidated residential mortgage securitizations, and the table on the previous page of this Note for further information on interests held in nonconsolidated residential mortgage securitizations.
Commercial mortgages and other consumer securitizations
CIB originates and securitizes commercial mortgage loans, and engages in underwriting and trading activities involving the securities issued by securitization trusts. Refer to the table on page 140 of this Note for more information on the consolidated commercial mortgage securitizations, and the table on the previous page of this Note for further information on interests held in nonconsolidated securitizations.
Re-securitizations
The following table presents the principal amount of securities transferred to re-securitization VIEs.

	Three months ended March 31,
(in millions)	2021	2020
Transfers of securities to VIEs
U.S. GSEs and government agencies	$13,105	$2,717
The Firm did not transfer any private label securities to re-securitization VIEs during the three months ended March 31, 2021 and 2020, respectively, and retained interests in any such Firm-sponsored VIEs as of March 31, 2021 and December 31, 2020 were immaterial.
The following table presents information on the Firm's interests in nonconsolidated re-securitization VIEs.

	Nonconsolidated re-securitization VIEs
(in millions)	March 31, 2021	December 31, 2020
U.S. GSEs and government agencies
Interest in VIEs	$2,530	$2,631
As of March 31, 2021, and December 31, 2020, the Firm did not consolidate any U.S. GSE and government agency re-securitization VIEs or any Firm-sponsored private-label re-securitization VIEs.
Multi-seller conduits
In the normal course of business, JPMorgan Chase makes markets in and invests in commercial paper issued by the Firm-administered multi-seller conduits. The Firm held $10.9 billion and $13.5 billion of the commercial paper issued by the Firm-administered multi-seller conduits at March 31, 2021, and December 31, 2020, respectively, which have been eliminated in consolidation. The Firm’s investments reflect the Firm’s funding needs and capacity and were not driven by market illiquidity. Other than the amounts required to be held pursuant to credit risk retention rules, the Firm is not obligated under any agreement to purchase the commercial paper issued by the Firm-administered multi-seller conduits.
Deal-specific liquidity facilities, program-wide liquidity and credit enhancement provided by the Firm have been eliminated in consolidation. The Firm or the Firm-administered multi-seller conduits provide lending-related commitments to certain clients of the Firm-administered multi-seller conduits. The unfunded commitments were $14.2 billion and $12.2 billion at March 31, 2021, and December 31, 2020, respectively, and are reported as off-balance sheet lending-related commitments in other unfunded commitments to extend credit. Refer to Note 22 for more information on off-balance sheet lending-related commitments.
Municipal bond vehicles
Municipal bond vehicles or tender option bond (“TOB”) trusts allow institutions to finance their municipal bond investments at short-term rates. TOB transactions are known as customer TOB trusts and non-customer TOB trusts. Customer TOB trusts are sponsored by a third party, refer to page 141 of this Note for further information.
The Firm serves as sponsor for all non-customer TOB transactions.
Refer to Note 14 of JPMorgan Chase’s 2020 Form 10-K for a more detailed description of JPMorgan Chase’s participation in certain re-securitization transactions, principal involvement with Firm-administered multi-seller conduits, and Municipal bond vehicles.

Consolidated VIE assets and liabilities
The following table presents information on assets and liabilities related to VIEs consolidated by the Firm as of March 31, 2021, and December 31, 2020.

	Assets					Liabilities
March 31, 2021 (in millions)	Trading assets	Loans		Other(c)	Total assets(d)	Beneficial interests in VIE assets(e)	Other(f)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$10,716		$133	$10,849	$4,319	$2	$4,321
Firm-administered multi-seller conduits	3	19,642		187	19,832	9,030	34	9,064
Municipal bond vehicles	1,989	—		4	1,993	1,958	—	1,958
Mortgage securitization entities(a)	—	1,520		102	1,622	305	102	407
Other	2	1,631	(b)	275	1,908	59	101	160
Total	$1,994	$33,509		$701	$36,204	$15,671	$239	$15,910

	Assets					Liabilities
December 31, 2020 (in millions)	Trading assets	Loans		Other(c)	Total assets(d)	Beneficial interests in VIE assets(e)	Other(f)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$11,962		$148	$12,110	$4,943	$3	$4,946
Firm-administered multi-seller conduits	2	23,787		188	23,977	10,523	33	10,556
Municipal bond vehicles	1,930	—		2	1,932	1,902	—	1,902
Mortgage securitization entities(a)	—	1,694		94	1,788	210	108	318
Other	2	176		249	427	—	89	89
Total	$1,934	$37,619		$681	$40,234	$17,578	$233	$17,811
(a)Includes residential and commercial mortgage securitizations.
(b)Includes $1.2 billion of purchased auto loan securitizations in CIB.
(c)Includes assets classified as cash and other assets on the Consolidated balance sheets.
(d)The assets of the consolidated VIEs included in the program types above are used to settle the liabilities of those entities. The assets and liabilities include third-party assets and liabilities of consolidated VIEs and exclude intercompany balances that eliminate in consolidation.
(e)The interest-bearing beneficial interest liabilities issued by consolidated VIEs are classified in the line item on the Consolidated balance sheets titled, “Beneficial interests issued by consolidated variable interest entities.” The holders of these beneficial interests generally do not have recourse to the general credit of JPMorgan Chase. Included in beneficial interests in VIE assets are long-term beneficial interests of $4.7 billion and $5.2 billion at March 31, 2021, and December 31, 2020, respectively.
(f)Includes liabilities classified as accounts payable and other liabilities on the Consolidated balance sheets.
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
Tax credit vehicles
The Firm holds investments in unconsolidated tax credit vehicles, which are limited partnerships and similar entities that own and operate affordable housing, energy, and other projects. These entities are primarily considered VIEs. A third party is typically the general partner or managing member and has control over the significant activities of the tax credit vehicles, and accordingly the Firm does not consolidate tax credit vehicles. The Firm generally invests in these partnerships as a limited partner and earns a return primarily through the receipt of tax credits allocated to the projects. The maximum loss exposure, represented by equity investments and funding commitments, was $23.1 billion and $23.6 billion, of which $8.5 billion and $8.7 billion was unfunded at March 31, 2021 and December 31, 2020, respectively. The prior-period maximum loss exposure amount has been revised to conform with the current presentation. The Firm assesses each project and to reduce the risk of loss, may withhold varying amounts of its capital investment until the project qualifies for tax credits. Refer to Note 25 of JPMorgan Chase’s 2020 Form 10-K for further information on affordable housing tax credits and Note 22 of this Form 10-Q for more information on off-balance sheet lending-related commitments.

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
The Firm’s maximum exposure as a liquidity provider to customer TOB trusts at March 31, 2021 and December 31, 2020 was $6.5 billion and $6.7 billion, respectively. The fair value of assets held by such VIEs at March 31, 2021 and December 31, 2020, was $10.2 billion and $10.5 billion, respectively.
Loan securitizations
The Firm has securitized and sold a variety of loans, including residential mortgage, credit card, and commercial mortgage. Refer to Note 14 of JPMorgan Chase’s 2020 Form 10-K for a further description of the Firm’s accounting policies regarding securitizations.
Securitization activity
The following table provides information related to the Firm’s securitization activities for the three months ended March 31, 2021 and 2020, related to assets held in Firm-sponsored securitization entities that were not consolidated by the Firm, and where sale accounting was achieved at the time of the securitization.

	Three months ended March 31,
	2021		2020
(in millions)	Residential mortgage(d)	Commercial and other(e)	Residential mortgage(d)	Commercial and other(e)
Principal securitized	$4,077	$1,912	$3,064	$3,188
All cash flows during the period:(a)
Proceeds received from loan sales as financial instruments(b)(c)	$4,234	$1,970	$3,136	$3,273
Servicing fees collected	41	—	62	—
Cash flows received on interests	183	52	117	29
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
In addition to the amounts reported in the securitization activity tables above, the Firm, in the normal course of business, sells originated and purchased mortgage loans and certain originated excess MSRs on a nonrecourse basis, predominantly to U.S. GSEs. These loans and excess MSRs are sold primarily for the purpose of securitization by the U.S. GSEs, who provide certain guarantee provisions (e.g., credit enhancement of the loans). The Firm also sells loans into securitization transactions pursuant to Ginnie Mae guidelines; these loans are typically insured or guaranteed by another U.S. government agency. The Firm does not consolidate the securitization vehicles underlying these transactions as it is not the primary beneficiary. For a limited number of loan sales, the Firm is obligated to share a portion of the credit risk associated with the sold loans with the purchaser. Refer to Note 22 of this Form 10-Q for additional information about the Firm’s loan sales- and securitization-related indemnifications and Note 14 for additional information about the impact of the Firm’s sale of certain excess MSRs.

The following table summarizes the activities related to loans sold to the U.S. GSEs, and loans in securitization transactions pursuant to Ginnie Mae guidelines.

	Three months ended March 31,
(in millions)	2021	2020
Carrying value of loans sold	$23,147	$24,935
Proceeds received from loan sales as cash	16	9
Proceeds from loan sales as securities(a)(b)	22,749	24,663
Total proceeds received from loan sales(c)	$22,765	$24,672
Gains/(losses) on loan sales(d)(e)	$4	$4
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
The following table presents loans the Firm repurchased or had an option to repurchase, real estate owned, and foreclosed government-guaranteed residential mortgage loans recognized on the Firm’s Consolidated balance sheets as of March 31, 2021 and December 31, 2020. Substantially all of these loans and real estate are insured or guaranteed by U.S. government agencies.

(in millions)	Mar 31, 2021	Dec 31, 2020
Loans repurchased or option to repurchase(a)	$1,332	$1,413
Real estate owned	8	9
Foreclosed government-guaranteed residential mortgage loans(b)	55	64
(a)Predominantly all of these amounts relate to loans that have been repurchased from Ginnie Mae loan pools.
(b)Relates to voluntary repurchases of loans, which are included in accrued interest and accounts receivable.

Loan delinquencies and liquidation losses
The table below includes information about components of and delinquencies related to nonconsolidated securitized financial assets held in Firm-sponsored private-label securitization entities, in which the Firm has continuing involvement as of March 31, 2021, and December 31, 2020.

					Net liquidation losses
	Securitized assets		90 days past due		Three months ended March 31,
(in millions)	Mar 31, 2021	Dec 31, 2020	Mar 31, 2021	Dec 31, 2020	2021	2020
Securitized loans
Residential mortgage:
Prime / Alt-A & option ARMs	$39,678	$41,265	$4,414	$4,988	$12	$99
Subprime	11,602	12,154	2,231	2,406	18	86
Commercial and other	86,649	92,351	4,753	5,958	21	10
Total loans securitized	$137,929	$145,770	$11,398	$13,352	$51	$195

Note 14 – Goodwill and Mortgage servicing rights
Refer to Note 15 of JPMorgan Chase’s 2020 Form 10-K for a discussion of the accounting policies related to goodwill and mortgage servicing rights.
Goodwill
The following table presents goodwill attributed to the business segments.

(in millions)	March 31, 2021	December 31, 2020
Consumer & Community Banking	$31,326	$31,311
Corporate & Investment Bank	7,912	7,913
Commercial Banking	2,985	2,985
Asset & Wealth Management	7,020	7,039
Total goodwill	$49,243	$49,248
The following table presents changes in the carrying amount of goodwill.

	Three months ended March 31,
(in millions)	2021		2020
Balance at beginning of period	$49,248		$47,823
Changes during the period from:
Other	(5)	(a)	(23)	(b)
Balance at March 31,	$49,243		$47,800
(a)Includes adjustments to goodwill related to the prior period acquisitions of cxLoyalty in CCB and 55ip in AWM during the fourth quarter of 2020. Refer to Note 15 of JPMorgan Chase’s 2020 Form 10-K for additional information on these acquisitions.
(b)Primarily foreign currency adjustments.

Goodwill impairment testing
Goodwill is tested for impairment during the fourth quarter of each fiscal year, or more often if events or circumstances, such as adverse changes in the business climate, indicate that there may be an impairment. Refer to Note 15 of JPMorgan Chase’s 2020 Form 10-K for a further discussion of the Firm’s goodwill impairment testing, including the primary method used to estimate the fair value of the reporting units and the assumptions used in the goodwill impairment test.
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
As of March 31, 2021, the Firm reviewed current economic conditions, including the potential impacts of the COVID-19 pandemic on business performance, estimated market cost of equity, as well as actual business results and projections of business performance for all its reporting units. The Firm has concluded that the goodwill allocated to its reporting units was not impaired as of March 31, 2021, or December 31, 2020, nor was goodwill written off due to impairment during the three months ended March 31, 2021 or 2020.

Mortgage servicing rights
MSRs represent the fair value of expected future cash flows for performing servicing activities for others. The fair value considers estimated future servicing fees and ancillary revenue, offset by estimated costs to service the loans, and generally declines over time as net servicing cash flows are received, effectively amortizing the MSR asset against contractual servicing and ancillary fee income. MSRs are either purchased from third parties or recognized upon sale or securitization of mortgage loans if servicing is retained. Refer to Notes 2 and 15 of JPMorgan Chase’s 2020 Form 10-K for a further description of the MSR asset, interest rate risk management, and the valuation of MSRs.
The following table summarizes MSR activity for the three months ended March 31, 2021 and 2020.

	As of or for the three months ended March 31,
(in millions, except where otherwise noted)	2021	2020
Fair value at beginning of period	$3,276	$4,699
MSR activity:
Originations of MSRs	404	271
Purchase of MSRs	179	2
Disposition of MSRs(a)	1	(75)
Net additions/(dispositions)	584	198

Changes due to collection/realization of expected cash flows	(187)	(248)

Changes in valuation due to inputs and assumptions:
Changes due to market interest rates and other(b)	836	(1,370)
Changes in valuation due to other inputs and assumptions:
Projected cash flows (e.g., cost to service)	(24)	(1)
Discount rates	—	—
Prepayment model changes and other(c)	(15)	(11)
Total changes in valuation due to other inputs and assumptions	(39)	(12)
Total changes in valuation due to inputs and assumptions	797	(1,382)
Fair value at March 31,	$4,470	$3,267
Changes in unrealized gains/(losses) included in income related to MSRs held at March 31,	$797	$(1,382)
Contractual service fees, late fees and other ancillary fees included in income	291	364
Third-party mortgage loans serviced at March 31, (in billions)	444	506
Servicer advances, net of an allowance for uncollectible amounts, at March 31, (in billions)(d)	1.8	1.7
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

The following table presents the components of mortgage fees and related income (including the impact of MSR risk management activities) for the three months ended March 31, 2021 and 2020.

	Three months ended March 31,
(in millions)	2021	2020
CCB mortgage fees and related income
Production revenue	$757	$319

Net mortgage servicing revenue:
Operating revenue:
Loan servicing revenue	248	339
Changes in MSR asset fair value due to collection/realization of expected cash flows	(187)	(248)
Total operating revenue	61	91
Risk management:
Changes in MSR asset fair value due to market interest rates and other(a)	836	(1,370)
Other changes in MSR asset fair value due to other inputs and assumptions in model(b)	(39)	(12)
Changes in derivative fair value and other	(912)	1,292
Total risk management	(115)	(90)
Total net mortgage servicing revenue	(54)	1

Total CCB mortgage fees and related income	703	320

All other	1	—
Mortgage fees and related income	$704	$320
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
The table below outlines the key economic assumptions used to determine the fair value of the Firm’s MSRs at March 31, 2021, and December 31, 2020, and outlines hypothetical sensitivities of those fair values to immediate adverse changes in those assumptions, as defined below.

(in millions, except rates)	Mar 31, 2021	Dec 31, 2020
Weighted-average prepayment speed assumption (constant prepayment rate)	10.28%	14.90%
Impact on fair value of 10% adverse change	$(195)	$(206)
Impact on fair value of 20% adverse change	(375)	(392)
Weighted-average option adjusted spread(a)	6.65%	7.19%
Impact on fair value of a 100 basis point adverse change	$(197)	$(134)
Impact on fair value of a 200 basis point adverse change	(379)	(258)
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

Note 15 – Deposits
Refer to Note 17 of JPMorgan Chase’s 2020 Form 10-K for further information on deposits.
At March 31, 2021, and December 31, 2020, noninterest-bearing and interest-bearing deposits were as follows.

(in millions)	March 31, 2021	December 31, 2020
U.S. offices
Noninterest-bearing (included $9,436 and $9,873 at fair value)(a)	$629,139	$572,711
Interest-bearing (included $2,579 and $2,567 at fair value)(a)	1,266,856	1,197,032
Total deposits in U.S. offices	1,895,995	1,769,743
Non-U.S. offices
Noninterest-bearing (included $1,761 and $1,486 at fair value)(a)	22,661	23,435
Interest-bearing (included $331 and $558 at fair value)(a)	359,456	351,079
Total deposits in non-U.S. offices	382,117	374,514
Total deposits	$2,278,112	$2,144,257
(a)Includes structured notes classified as deposits for which the fair value option has been elected. Refer to Note 3 for further information.

Note 16 – Leases
Refer to Note 18 of JPMorgan Chase’s 2020 Form 10-K for a further discussion on leases.
Firm as lessee
At March 31, 2021, JPMorgan Chase and its subsidiaries were obligated under a number of noncancellable leases, predominantly operating leases for premises and equipment used primarily for business purposes.
Operating lease liabilities and right-of-use ("ROU") assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term.
The following table provides information related to the Firm’s operating leases:

(in millions)	March 31, 2021	December 31, 2020
Right-of-use assets	$7,938	$8,006
Lease liabilities	8,421	8,508
The Firm’s net rental expense was $490 million and $475 million for the three months ended March 31, 2021 and 2020, respectively.
Firm as lessor
The Firm’s lease financings are generally operating leases and are included in other assets on the Firm’s Consolidated balance sheets.
The following table presents the Firm’s operating lease income, included within other income, and the related depreciation expense, included within technology, communications and equipment expense, on the Consolidated statements of income:

	Three months ended March 31,
(in millions)	2021	2020
Operating lease income	$1,325	$1,413
Depreciation expense	934	1,140

Note 17 - Preferred stock
Refer to Note 21 of JPMorgan Chase’s 2020 Form 10-K for a further discussion on preferred stock.
The following is a summary of JPMorgan Chase’s non-cumulative preferred stock outstanding as of March 31, 2021 and December 31, 2020, and the quarterly dividend declarations for the three months ended March 31, 2021 and 2020.

	Shares		Carrying value (in millions)			Contractual rate in effect at March 31, 2021	Earliest redemption date	Floating annualized rate of three-month LIBOR/ Term SOFR plus:	Dividend declared per share
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020	Issue date				Three months ended March 31,
									2021	2020
Fixed-rate:
Series Y	—	—	$—	$—	2/12/2015	—%	3/1/2020	NA	$—	$153.13
Series AA	142,500	142,500	1,425	1,425	6/4/2015	6.100	9/1/2020	NA	152.50	152.50
Series BB	115,000	115,000	1,150	1,150	7/29/2015	6.150	9/1/2020	NA	153.75	153.75
Series DD	169,625	169,625	1,696	1,696	9/21/2018	5.750	12/1/2023	NA	143.75	143.75
Series EE	185,000	185,000	1,850	1,850	1/24/2019	6.000	3/1/2024	NA	150.00	150.00
Series GG	90,000	90,000	900	900	11/7/2019	4.750	12/1/2024	NA	118.75	150.42	(a)
Series JJ	150,000	—	1,500	—	3/17/2021	4.550	6/1/2026	NA	NA	NA	(b)
Fixed-to-floating-rate:
Series I	293,375	293,375	$2,934	$2,934	4/23/2008	LIBOR + 3.47%	4/30/2018	LIBOR + 3.47%	$93.06	$132.44
Series Q	150,000	150,000	1,500	1,500	4/23/2013	5.150	5/1/2023	LIBOR + 3.25	128.75	128.75
Series R	150,000	150,000	1,500	1,500	7/29/2013	6.000	8/1/2023	LIBOR + 3.30	150.00	150.00
Series S	200,000	200,000	2,000	2,000	1/22/2014	6.750	2/1/2024	LIBOR + 3.78	168.75	168.75
Series U	100,000	100,000	1,000	1,000	3/10/2014	6.125	4/30/2024	LIBOR + 3.33	153.13	153.13
Series V	250,000	250,000	2,500	2,500	6/9/2014	LIBOR + 3.32%	7/1/2019	LIBOR + 3.32	85.97	130.73
Series X	160,000	160,000	1,600	1,600	9/23/2014	6.100	10/1/2024	LIBOR + 3.33	152.50	152.50
Series Z	200,000	200,000	2,000	2,000	4/21/2015	LIBOR + 3.80%	5/1/2020	LIBOR + 3.80	101.24	132.50	(c)
Series CC	125,750	125,750	1,258	1,258	10/20/2017	4.625	11/1/2022	LIBOR + 2.58	115.63	115.63
Series FF	225,000	225,000	2,250	2,250	7/31/2019	5.000	8/1/2024	SOFR + 3.38	125.00	125.00
Series HH	300,000	300,000	3,000	3,000	1/23/2020	4.600	2/1/2025	SOFR + 3.125	115.00	125.22	(d)
Series II	150,000	150,000	1,500	1,500	2/24/2020	4.000	4/1/2025	SOFR + 2.745	100.00	NA	(e)
Total preferred stock	3,156,250	3,006,250	$31,563	$30,063
(a)Dividends in the amount of $150.42 per share were declared on January 8, 2020 and include dividends from the original issue date of November 7, 2019 through February 29, 2020.
(b)No dividends were declared for Series JJ from the original issue date of March 17, 2021 through March 31, 2021.
(c)The dividend rate for Series Z preferred stock became floating and payable quarterly starting on May 1, 2020; prior to which the dividend rate was fixed at 5.3% or $265.00 per share payable semi annually.
(d)Dividends in the amount of $125.22 per share were declared on March 13, 2020 and include dividends from the original issue date of January 23, 2020 through April 30, 2020.
(e)No dividends were declared for Series II from the original issue date of February 24, 2020 through March 31, 2020.
Each series of preferred stock has a liquidation value and redemption price per share of $10,000, plus accrued but unpaid dividends. The aggregate liquidation value was $31.9 billion at March 31, 2021.
Redemptions
On April 30, 2021, the Firm announced that it will redeem on June 1, 2021 all $1.4 billion of its outstanding 6.10% non-cumulative preferred stock, Series AA and all $1.2 billion of its outstanding 6.15% non-cumulative preferred stock, Series BB.
On March 1, 2020, the Firm redeemed all $1.43 billion of its 6.125% non-cumulative preferred stock, Series Y.

Note 18 – Earnings per share
Refer to Note 23 of JPMorgan Chase’s 2020 Form 10-K for a discussion of the computation of basic and diluted earnings per share (“EPS”). The following table presents the calculation of basic and diluted EPS for the three months ended March 31, 2021 and 2020.

(in millions, except per share amounts)	Three months ended March 31,
	2021	2020
Basic earnings per share
Net income	$14,300	$2,865
Less: Preferred stock dividends	379	421
Net income applicable to common equity	13,921	2,444
Less: Dividends and undistributed earnings allocated to participating securities	70	13
Net income applicable to common stockholders	$13,851	$2,431

Total weighted-average basic shares outstanding	3,073.5	3,095.8
Net income per share	$4.51	$0.79

Diluted earnings per share
Net income applicable to common stockholders	$13,851	$2,431
Total weighted-average basic shares outstanding	3,073.5	3,095.8
Add: Dilutive impact of SARs and employee stock options, unvested PSUs and nondividend-earning RSUs	5.4	4.9
Total weighted-average diluted shares outstanding	3,078.9	3,100.7
Net income per share	$4.50	$0.78

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

As of or for the three months ended March 31, 2021 (in millions)	Unrealized gains/(losses) on investment securities		Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)
Balance at January 1, 2021	$8,180		$(473)	$(112)	$2,383	$(1,132)	$(860)	$7,986
Net change	(4,339)		(250)	(28)	(2,249)	68	(147)	(6,945)
Balance at March 31, 2021	$3,841	(a)	$(723)	$(140)	$134	$(1,064)	$(1,007)	$1,041

As of or for the three months ended March 31, 2020 (in millions)	Unrealized gains/(losses) on investment securities		Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)
Balance at January 1, 2020	$4,057		$(707)	$(131)	$63	$(1,344)	$(369)	$1,569
Net change	1,119		(330)	88	2,465	33	2,474	5,849
Balance at March 31, 2020	$5,176	(a)	$(1,037)	$(43)	$2,528	$(1,311)	$2,105	$7,418
(a)As of March 31, 2021 and 2020, includes after-tax net unamortized unrealized gains of $2.9 billion and $737 million related to AFS securities that have been transferred to HTM, respectively. Refer to Note 10 of JPMorgan Chase's 2020 Form 10-K for further information.
The following table presents the pre-tax and after-tax changes in the components of OCI.

	2021			2020
Three months ended March 31, (in millions)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Unrealized gains/(losses) on investment securities:
Net unrealized gains/(losses) arising during the period	$(5,693)	$1,365	$(4,328)	$1,709	$(413)	$1,296
Reclassification adjustment for realized (gains)/losses included in net income(a)	(14)	3	(11)	(233)	56	(177)
Net change	(5,707)	1,368	(4,339)	1,476	(357)	1,119
Translation adjustments:
Translation	(1,200)	39	(1,161)	(1,592)	55	(1,537)
Hedges	1,200	(289)	911	1,589	(382)	1,207
Net change	—	(250)	(250)	(3)	(327)	(330)
Fair value hedges, net change(b):	(37)	9	(28)	115	(27)	88
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	(2,695)	647	(2,048)	3,251	(780)	2,471
Reclassification adjustment for realized (gains)/losses included in net income(c)	(264)	63	(201)	(8)	2	(6)
Net change	(2,959)	710	(2,249)	3,243	(778)	2,465
Defined benefit pension and OPEB plans, net change:	91	(23)	68	45	(12)	33
DVA on fair value option elected liabilities, net change:	(189)	42	(147)	3,255	(781)	2,474
Total other comprehensive income/(loss)	$(8,801)	$1,856	$(6,945)	$8,131	$(2,282)	$5,849
(a)The pre-tax amount is reported in Investment securities gains/(losses) in the Consolidated statements of income.
(b)Represents changes in fair value of cross-currency swaps attributable to changes in cross-currency basis spreads, which are excluded from the assessment of hedge effectiveness and recorded in other comprehensive income. The initial cost of cross-currency basis spreads is recognized in earnings as part of the accrual of interest on the cross currency swaps.
(c)The pre-tax amounts are primarily recorded in noninterest revenue, net interest income and compensation expense in the Consolidated statements of income.

Note 20 – Restricted cash and other restricted
assets
Refer to Note 26 of JPMorgan Chase’s 2020 Form 10-K for a detailed discussion of the Firm’s restricted cash and other restricted assets.
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
The following table presents the components of the Firm’s restricted cash:

(in billions)	March 31, 2021	December 31, 2020
Segregated for the benefit of securities and cleared derivative customers	15.7	19.3
Cash reserves at non-U.S. central banks and held for other general purposes	5.4	5.1
Total restricted cash(a)	$21.1	$24.4
(a)Comprises $19.6 billion and $22.7 billion in deposits with banks, and $1.5 billion and $1.7 billion in cash and due from banks on the Consolidated balance sheet as of March 31, 2021 and December 31, 2020, respectively.
Also, as of March 31, 2021 and December 31, 2020, the Firm had the following other restricted assets:
•Cash and securities pledged with clearing organizations for the benefit of customers of $39.2 billion and $37.2 billion, respectively.
•Securities with a fair value of $8.6 billion and $1.3 billion, respectively, were also restricted in relation to customer activity.

Note 21 – Regulatory capital
Refer to Note 27 of JPMorgan Chase’s 2020 Form 10-K for a detailed discussion on regulatory capital.
The Federal Reserve establishes capital requirements, including well-capitalized requirements, for the consolidated financial holding company. The OCC establishes similar minimum capital requirements and standards for the Firm’s principal IDI subsidiary, JPMorgan Chase Bank, N.A.
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
The following table presents the minimum and well-capitalized ratios to which the Firm and its IDI subsidiaries were subject as of March 31, 2021 and December 31, 2020.

	Standardized Minimum capital ratios		Advanced Minimum capital ratios		Well-capitalized ratios
	BHC(a)	IDI(c)	BHC(a)(b)	IDI(b)(c)	BHC(d)	IDI(e)
Capital ratios
CET1 capital	11.3%	7.0%	10.5%	7.0%	NA	6.5%
Tier 1 capital	12.8	8.5	12.0	8.5	6.0%	8.0
Total capital	14.8	10.5	14.0	10.5	10.0	10.0
Tier 1 leverage	4.0	4.0	4.0	4.0	NA	5.0
SLR	NA	NA	5.0	6.0	NA	6.0
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
(b)Represents minimum SLR requirement of 3.0%, as well as supplementary leverage buffer requirements of 2.0% and 3.0% for BHC and IDI subsidiaries, respectively.
(c)Represents requirements for JPMorgan Chase’s IDI subsidiaries. The CET1, Tier 1 and Total capital minimum capital ratios include a fixed capital conservation buffer requirement of 2.5% that is applicable to the IDI subsidiaries. The IDI subsidiaries are not subject to the GSIB surcharge.
(d)Represents requirements for bank holding companies pursuant to regulations issued by the Federal Reserve.
(e)Represents requirements for IDI subsidiaries pursuant to regulations issued under the FDIC Improvement Act.

CECL regulatory capital transition delay
As part of their response to the impact of the COVID-19 pandemic, the federal banking agencies issued a final rule that provided the option beginning January 1, 2020 to delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period beginning January 1, 2022.
The Firm has elected to apply the CECL capital transition provisions, and accordingly, for the period ended March 31, 2021, the capital metrics of the Firm exclude $4.5 billion, which is the $2.7 billion day 1 impact to retained earnings and 25% of the $7.0 billion increase in the allowance for credit losses from January 1, 2020 (excluding allowances on PCD loans).
The impacts of the CECL capital transition provisions have also been incorporated into Tier 2 capital, adjusted average assets, and total leverage exposure. Refer to Note 27 of JPMorgan Chase’s 2020 Form 10-K for further information on CECL capital transition provisions.
The following tables present the risk-based and leverage-based capital metrics for JPMorgan Chase and JPMorgan Chase Bank, N.A. under both the Basel III Standardized and Basel III Advanced Approaches. As of March 31, 2021 and December 31, 2020, JPMorgan Chase and JPMorgan Chase Bank, N.A. were well-capitalized and met all capital requirements to which each was subject.

March 31, 2021 (in millions, except ratios)	Basel III Standardized		Basel III Advanced
	JPMorgan Chase & Co.(c)	JPMorgan Chase Bank, N.A.(c)	JPMorgan Chase & Co.(c)	JPMorgan Chase Bank, N.A.(c)
Risk-based capital metrics:
CET1 capital	$206,078	$242,464	$206,078	$242,464
Tier 1 capital	237,333	242,466	237,333	242,466
Total capital	271,407	260,288	258,635	247,867
Risk-weighted assets	1,577,007	1,503,158	1,503,828	1,361,577
CET1 capital ratio	13.1%	16.1%	13.7%	17.8%
Tier 1 capital ratio	15.0	16.1	15.8	17.8
Total capital ratio	17.2	17.3	17.2	18.2
Leverage-based capital metrics:
Adjusted average assets(a)	$3,565,545	$3,120,770	$3,565,545	$3,120,770
Tier 1 leverage ratio	6.7%	7.8%	6.7%	7.8%
Total leverage exposure(b)	NA	NA	$3,522,629	$3,867,720
SLR(b)	NA	NA	6.7%	6.3%

December 31, 2020 (in millions, except ratios)	Basel III Standardized		Basel III Advanced
	JPMorgan Chase & Co.(c)	JPMorgan Chase Bank, N.A.(c)	JPMorgan Chase & Co.(c)	JPMorgan Chase Bank, N.A.(c)
Risk-based capital metrics:
CET1 capital	$205,078	$234,235	$205,078	$234,235
Tier 1 capital	234,844	234,237	234,844	234,237
Total capital	269,923	252,045	257,228	239,673
Risk-weighted assets	1,560,609	1,492,138	1,484,431	1,343,185
CET1 capital ratio	13.1%	15.7%	13.8%	17.4%
Tier 1 capital ratio	15.0	15.7	15.8	17.4
Total capital ratio	17.3	16.9	17.3	17.8
Leverage-based capital metrics:
Adjusted average assets(a)	$3,353,319	$2,970,285	$3,353,319	$2,970,285
Tier 1 leverage ratio	7.0%	7.9%	7.0%	7.9%
Total leverage exposure(b)	NA	NA	$3,401,542	$3,688,797
SLR(b)	NA	NA	6.9%	6.3%
(a)Adjusted average assets, for purposes of calculating the leverage ratio, includes total quarterly average assets adjusted for on-balance sheet assets that are subject to deduction from Tier 1 capital, predominantly goodwill and other intangible assets.
(b)JPMorgan Chase’s total leverage exposure for purposes of calculating the SLR, excludes on-balance sheet amounts of U.S. Treasury securities and deposits at Federal Reserve Banks, as provided by the interim final rule issued by the Federal Reserve which became effective April 1, 2020 and remained in effect through March 31, 2021. On June 1, 2020, the Federal Reserve, OCC and FDIC issued an interim final rule which became effective April 1, 2020 and remained in effect through March 31, 2021 that provides IDI subsidiaries with an option to apply this temporary exclusion subject to certain restrictions. As of March 31, 2021 and December 31, 2020, JPMorgan Chase Bank, N.A. did not elect to apply this exclusion.
(c)The capital metrics reflect the CECL capital transition provisions. Additionally, loans originated under the PPP receive a zero percent risk weight.

Note 22 – Off–balance sheet lending-related
financial instruments, guarantees, and other
commitments
JPMorgan Chase provides lending-related financial instruments (e.g., commitments and guarantees) to address the financing needs of its customers and clients. The contractual amount of these financial instruments represents the maximum possible credit risk to the Firm should the customer or client draw upon the commitment or the Firm be required to fulfill its obligation under the guarantee, and should the customer or client subsequently fail to perform according to the terms of the contract. Most of these commitments and guarantees have historically been refinanced, extended, cancelled, or expired without being drawn or a default occurring. As a result, the total contractual amount of these instruments is not, in the Firm’s view, representative of its expected future credit exposure or funding requirements. Refer to Note 28 of JPMorgan Chase’s 2020 Form 10-K for a further discussion of lending-related commitments and guarantees, and the Firm’s related accounting policies.
To provide for expected credit losses in wholesale and certain consumer lending-related commitments, an allowance for credit losses on lending-related commitments is maintained. Refer to Note 12 for further information regarding the allowance for credit losses on lending-related commitments.
The following table summarizes the contractual amounts and carrying values of off-balance sheet lending-related financial instruments, guarantees and other commitments at March 31, 2021, and December 31, 2020. The amounts in the table below for credit card, home equity and certain scored business banking lending-related commitments represent the total available credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit for these products will be utilized at the same time. The Firm can reduce or cancel credit card and certain scored business banking lines of credit by providing the borrower notice or, in some cases as permitted by law, without notice. In addition, the Firm typically closes credit card lines when the borrower is 60 days or more past due. The Firm may reduce or close HELOCs when there are significant decreases in the value of the underlying property, or when there has been a demonstrable decline in the creditworthiness of the borrower.

Off–balance sheet lending-related financial instruments, guarantees and other commitments
	Contractual amount							Carrying value(i)
	March 31, 2021					Dec 31, 2020		Mar 31, 2021	Dec 31, 2020
By remaining maturity (in millions)	Expires in 1 year or less	Expires after 1 year through 3 years	Expires after 3 years through 5 years	Expires after 5 years	Total	Total
Lending-related
Consumer, excluding credit card:
Residential real estate(a)	$25,751	$1,741	$4,347	$12,813	$44,652	$46,047		$203	$148
Auto and other	10,779	—	2	812	11,593	11,272		—	—
Total consumer, excluding credit card	36,530	1,741	4,349	13,625	56,245	57,319		203	148
Credit card(b)	674,367	—	—	—	674,367	658,506		—	—
Total consumer(b)(c)	710,897	1,741	4,349	13,625	730,612	715,825		203	148
Wholesale:
Other unfunded commitments to extend credit(d)	111,754	179,670	130,536	20,902	442,862	415,828		2,290	2,148
Standby letters of credit and other financial guarantees(d)	17,294	7,658	8,497	1,324	34,773	30,982		692	443
Other letters of credit(d)	3,225	156	227	1	3,609	3,053		29	14
Total wholesale(c)	132,273	187,484	139,260	22,227	481,244	449,863		3,011	2,605
Total lending-related	$843,170	$189,225	$143,609	$35,852	$1,211,856	$1,165,688		$3,214	$2,753
Other guarantees and commitments
Securities lending indemnification agreements and guarantees(e)	$297,754	$—	$—	$—	$297,754	$250,418		$—	$—
Derivatives qualifying as guarantees	2,142	195	12,043	39,200	53,580	54,415		318	322
Unsettled resale and securities borrowed agreements	151,549	2,618	—	—	154,167	96,848		3	2
Unsettled repurchase and securities loaned agreements	107,597	836	—	—	108,433	104,901		(1)	(1)
Loan sale and securitization-related indemnifications:
Mortgage repurchase liability	NA	—	NA	NA	NA	NA		72	84
Loans sold with recourse	NA	—	NA	NA	823	889		23	23
Exchange & clearing house guarantees and commitments(f)	84,852	—	—	—	84,852	142,003		—	—
Other guarantees and commitments(g)	8,545	627	363	2,417	11,952	9,639	(h)	59	52
(a)Includes certain commitments to purchase loans from correspondents.
(b)Also includes commercial card lending-related commitments primarily in CB and CIB.
(c)Predominantly all consumer and wholesale lending-related commitments are in the U.S.
(d)At March 31, 2021, and December 31, 2020, reflected the contractual amount net of risk participations totaling $61 million and $72 million, respectively, for other unfunded commitments to extend credit; $8.1 billion and $8.5 billion, respectively, for standby letters of credit and other financial guarantees; and $597 million and $357 million, respectively, for other letters of credit. In regulatory filings with the Federal Reserve these commitments are shown gross of risk participations.
(e)At March 31, 2021, and December 31, 2020, collateral held by the Firm in support of securities lending indemnification agreements was $314.3 billion and $264.3 billion, respectively. Securities lending collateral primarily consists of cash, G7 government securities, and securities issued by U.S. GSEs and government agencies.
(f)At March 31, 2021, and December 31, 2020, includes guarantees to the Fixed Income Clearing Corporation under the sponsored member repo program and commitments and guarantees associated with the Firm’s membership in certain clearing houses.
(g)At March 31, 2021, and December 31, 2020, primarily includes unfunded commitments to purchase secondary market loans, unfunded commitments related to certain tax-oriented equity investments, and letters of credit hedged by derivative transactions and managed on a market risk basis.
(h)Prior-period amount has been revised to conform with the current presentation.
(i)For lending-related products, the carrying value represents the allowance for lending-related commitments and the guarantee liability; for derivative-related products, and lending-related commitments for which the fair value option was elected, the carrying value represents the fair value.

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
Standby letters of credit and other financial guarantees
Standby letters of credit and other financial guarantees are conditional lending commitments issued by the Firm to guarantee the performance of a client or customer to a third party under certain arrangements, such as commercial paper facilities, bond financings, acquisition financings, trade financings and similar transactions.
The following table summarizes the contractual amount and carrying value of standby letters of credit and other financial guarantees and other letters of credit arrangements as of March 31, 2021, and December 31, 2020.
Standby letters of credit, other financial guarantees and other letters of credit

	March 31, 2021		December 31, 2020
(in millions)	Standby letters of credit and other financial guarantees	Other letters of credit	Standby letters of credit and other financial guarantees	Other letters of credit
Investment-grade(a)	$26,608	$2,747	$22,850	$2,263
Noninvestment-grade(a)	8,165	862	8,132	790
Total contractual amount	$34,773	$3,609	$30,982	$3,053

Allowance for lending-related commitments	$82	$29	$80	$14
Guarantee liability	610	—	363	—
Total carrying value	$692	$29	$443	$14

Commitments with collateral	$21,434	$879	$17,238	$498
(a)The ratings scale is based on the Firm’s internal risk ratings. Refer to Note 11 for further information on internal risk ratings.
Derivatives qualifying as guarantees
The Firm transacts in certain derivative contracts that have the characteristics of a guarantee under U.S. GAAP. Refer to Note 28 of JPMorgan Chase’s 2020 Form 10-K for further information on these derivatives.
The following table summarizes the derivatives qualifying as guarantees as of March 31, 2021, and December 31, 2020.

(in millions)	March 31, 2021	December 31, 2020
Notional amounts
Derivative guarantees	$53,580	$54,415
Stable value contracts with contractually limited exposure	27,782	27,752
Maximum exposure of stable value contracts with contractually limited exposure	2,805	2,803

Fair value
Derivative payables	318	322
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
The liability related to repurchase demands associated with private label securitizations is separately evaluated by the Firm in establishing its litigation reserves. Refer to Note 24 of this Form 10-Q and Note 30 of JPMorgan Chase’s 2020 Form 10-K for additional information regarding litigation.
Sponsored member repo program
The Firm acts as a sponsoring member to clear eligible overnight resale and repurchase agreements through the Government Securities Division of the Fixed Income Clearing Corporation (“FICC”) on behalf of clients that become sponsored members under the FICC’s rules. The Firm also guarantees to the FICC the prompt and full payment and performance of its sponsored member clients’ respective obligations under the FICC’s rules. The Firm minimizes its liability under these overnight guarantees by obtaining a security interest in the cash or high-quality securities collateral that the clients place with the clearing house therefore the Firm expects the risk of loss to be remote. The Firm’s maximum possible exposure, without taking into consideration the associated collateral, is included in the Exchange & clearing house guarantees and commitments line on page 153. Refer to Note 11 of JPMorgan Chase’s 2020 Form 10-K for additional information on credit risk mitigation practices on resale agreements and the types of collateral pledged under repurchase agreements.
Guarantees of subsidiaries
The Parent Company has guaranteed certain long-term debt and structured notes of its subsidiaries, including JPMorgan Chase Financial Company LLC (“JPMFC”), a 100%-owned finance subsidiary. All securities issued by JPMFC are fully and unconditionally guaranteed by the Parent Company and no other subsidiary of the Parent Company guarantees these securities. These guarantees, which rank on a parity with the Firm’s unsecured and unsubordinated indebtedness, are not included in the table on page 153 of this Note. Refer to Note 20 of JPMorgan Chase’s 2020 Form 10-K for additional information.

Note 23 – Pledged assets and collateral
Refer to Note 29 of JPMorgan Chase’s 2020 Form 10-K for a discussion of the Firm’s pledged assets and collateral.
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
The following table presents the Firm’s pledged assets.

(in billions)	March 31, 2021	December 31, 2020
Assets that may be sold or repledged or otherwise used by secured parties	$219.1	$166.6
Assets that may not be sold or repledged or otherwise used by secured parties	137.9	113.9
Assets pledged at Federal Reserve banks and FHLBs	446.8	455.3
Total pledged assets	$803.8	$735.8
Total pledged assets do not include assets of consolidated VIEs; these assets are used to settle the liabilities of those entities. Refer to Note 13 for additional information on assets and liabilities of consolidated VIEs. Refer to Note 10 for additional information on the Firm’s securities financing activities. Refer to Note 20 of JPMorgan Chase’s 2020 Form 10-K for additional information on the Firm’s long-term debt.
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
The following table presents the fair value of collateral accepted.

(in billions)	March 31, 2021	December 31, 2020
Collateral permitted to be sold or repledged, delivered, or otherwise used	$1,340.6	$1,451.7
Collateral sold, repledged, delivered or otherwise used	1,004.0	1,038.9

Note 24 – Litigation
Contingencies
As of March 31, 2021, the Firm and its subsidiaries and affiliates are defendants, putative defendants or respondents in numerous legal proceedings, including private, civil litigations and regulatory/government investigations. The litigations range from individual actions involving a single plaintiff to class action lawsuits with potentially millions of class members. Investigations involve both formal and informal proceedings, by both governmental agencies and self-regulatory organizations. These legal proceedings are at varying stages of adjudication, arbitration or investigation, and involve each of the Firm’s lines of business and several geographies and a wide variety of claims (including common law tort and contract claims and statutory antitrust, securities and consumer protection claims), some of which present novel legal theories.
The Firm believes the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for its legal proceedings is from $0 to approximately $1.5 billion at March 31, 2021. This estimated aggregate range of reasonably possible losses was based upon information available as of that date for those proceedings in which the Firm believes that an estimate of reasonably possible loss can be made. For certain matters, the Firm does not believe that such an estimate can be made, as of that date. The Firm’s estimate of the aggregate range of reasonably possible losses involves significant judgment, given:
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
In August 2018, the United States District Court for the Southern District of New York granted final approval to the Firm’s settlement of a consolidated class action brought by U.S.-based plaintiffs, which principally alleged violations of federal antitrust laws based on an alleged conspiracy to manipulate foreign exchange rates and also sought damages on behalf of persons who transacted in FX futures and options on futures. Certain members of the settlement class filed requests to the Court to be excluded from the class, and certain of them filed a complaint against the Firm and other foreign exchange dealers in November 2018. A number of these actions remain pending. Further, a putative class action has been filed against the Firm and other foreign exchange dealers on behalf of certain consumers who purchased foreign currencies at allegedly inflated rates. Another putative class action was brought against the Firm and other foreign exchange dealers on behalf of purported indirect purchasers of FX instruments. In 2020, the Court approved a settlement by the Firm and 11 other defendants of that class action for a total of $10 million. In addition, some FX-related individual and putative class actions based on similar alleged underlying conduct have been filed outside the U.S., including in the U.K., Israel and Australia.
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
LIBOR and Other Benchmark Rate Investigations and Litigation. JPMorgan Chase has responded to inquiries from various governmental agencies and entities around the world relating primarily to the British Bankers Association’s ("BBA") London Interbank Offered Rate (“LIBOR”) for various currencies and the European Banking Federation’s Euro Interbank Offered Rate (“EURIBOR”). The Swiss Competition Commission’s investigation relating to EURIBOR, to which the Firm and other banks are subject, continues. In December 2016, the European Commission issued a decision against the Firm and other banks finding an infringement of European antitrust rules relating to EURIBOR. The Firm has filed an appeal of that decision with the European General Court, and that appeal is pending.
In addition, the Firm has been named as a defendant along with other banks in various individual and putative class actions related to benchmark rates, including U.S. dollar LIBOR. In actions related to U.S. dollar LIBOR during the period that it was administered by the BBA, the Firm has obtained dismissal of certain actions and resolved certain other actions, and others are in various stages of litigation. The United States District Court for the Southern District of New York has granted class certification of antitrust claims related to bonds and interest rate swaps sold directly by the defendants, including the Firm. In a consolidated putative class action related to the period that U.S. dollar LIBOR was administered by ICE Benchmark Administration, the District Court granted the motion by defendants, including the Firm, to dismiss plaintiffs’ complaint, and the plaintiffs have appealed. In addition, in August 2020, a group of individual plaintiffs filed a lawsuit asserting antitrust claims, alleging that the Firm and other defendants were engaged in an unlawful agreement to set U.S. dollar LIBOR and conspired to monopolize the market for LIBOR-based consumer loans and credit cards. In November 2020, plaintiffs filed a motion for a preliminary injunction seeking to enjoin defendants from setting U.S. dollar LIBOR and to prohibit defendants from enforcing any financial instruments that rely on U.S. dollar LIBOR. Defendants opposed that motion, which remains pending. The Firm’s settlements of putative class actions related to Swiss franc LIBOR, the Singapore Interbank Offered Rate and the Singapore Swap Offer Rate, and the Australian Bank Bill Swap Reference Rate remain subject to court approval.
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
Several putative class action complaints have been filed in the United States District Court for the Southern District of New York against the Firm and certain former employees, alleging a precious metals futures and options price manipulation scheme in violation of the Commodity Exchange Act. Some of the complaints also allege unjust enrichment and deceptive acts or practices under the General Business Law of the State of New York. The Court consolidated these putative class actions in February 2019, and the consolidated action is stayed through May 2021. In Canada, plaintiffs have moved to commence putative class action proceedings based on similar alleged underlying conduct for precious metals. In addition, several putative class actions have been filed in the United States District Courts for the Northern District of Illinois and Southern District of New York against the Firm, alleging manipulation of U.S. Treasury futures and options, and bringing claims under the Commodity Exchange Act. Some of the complaints also allege unjust enrichment. The actions in the Northern District of Illinois have been transferred to the Southern District of New York. The Court consolidated these putative class actions in October 2020 and plaintiffs filed their consolidated amended complaint in April 2021.
Two putative class action complaints have also been filed under the Securities Exchange Act of 1934 in the United
States District Court for the Eastern District of New York against the Firm and certain individual defendants on behalf of shareholders who acquired shares during the putative class period alleging that certain SEC filings of the Firm were materially false or misleading in that they did not disclose certain information relating to the above-referenced investigations. The Court consolidated these putative class actions in January 2021, and plaintiffs filed their consolidated amended complaint in March 2021.
Securities Lending Antitrust Litigation. JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, J.P. Morgan Prime, Inc., and J.P. Morgan Strategic Securities Lending Corp. are named as defendants in a putative class action filed in the United States District Court for the Southern District of New York. The complaint asserts violations of federal antitrust law and New York State common law in connection with an alleged conspiracy to prevent the emergence of anonymous exchange trading for securities lending transactions. Defendants’ motion to dismiss the complaint was denied. Plaintiffs have moved to certify a class in this action, which defendants are opposing.
Wendel. Since 2012, the French criminal authorities have been investigating a series of transactions entered into by senior managers of Wendel Investissement (“Wendel”) during the period from 2004 through 2007 to restructure their shareholdings in Wendel. JPMorgan Chase Bank, N.A., Paris branch provided financing for the transactions to a number of managers of Wendel in 2007. JPMorgan Chase cooperated with the investigation. The investigating judges issued an ordonnance de renvoi in November 2016, referring JPMorgan Chase Bank, N.A. to the French tribunal correctionnel for alleged complicity in tax fraud. In January 2018, the Paris Court of Appeal issued a decision cancelling the mise en examen of JPMorgan Chase Bank, N.A. The Court of Cassation, France’s highest court, ruled in September 2018 that a mise en examen is a prerequisite for an ordonnance de renvoi and in January 2020 ordered the annulment of the ordonnance de renvoi referring JPMorgan Chase Bank, N.A. to the French tribunal correctionnel. The Court of Appeal found in January 2021 that it had no power to take further action against JPMorgan Chase following the Court of Cassation’s ruling. At the opening of a trial of the managers of Wendel in January 2021, the tribunal correctionnel directed the criminal authorities to clarify whether a further investigation should be opened against JPMorgan Chase, pending which the trial was postponed. In April 2021, the Court of Cassation declined to hear JPMorgan Chase’s appeal of the January 2021 decision of the tribunal correctionnel at this stage of the proceedings. In addition, a number of the managers have commenced civil proceedings against JPMorgan Chase Bank, N.A. The claims are separate, involve different allegations and are at various stages of proceedings.
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
The Firm has established reserves for several hundred of its currently outstanding legal proceedings. In accordance with the provisions of U.S. GAAP for contingencies, the Firm accrues for a litigation-related liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. The Firm evaluates its outstanding legal proceedings each quarter to assess its litigation reserves, and makes adjustments in such reserves, upward or downward, as appropriate, based on management’s best judgment after consultation with counsel. The Firm’s legal expense was $28 million and $197 million for the three months ended March 31, 2021 and 2020, respectively. There is no assurance that the Firm’s litigation reserves will not need to be adjusted in the future.
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

Note 25 – Business segments
The Firm is managed on an LOB basis. There are four major reportable business segments - Consumer & Community Banking, Corporate & Investment Bank, Commercial Banking and Asset & Wealth Management. In addition, there is a Corporate segment. The business segments are determined based on the products and services provided, or the type of customer served, and they reflect the manner in which financial information is currently evaluated by the Firm’s Operating Committee. Segment results are presented on a managed basis. Refer to Segment results below, and Note 32 of JPMorgan Chase’s 2020 Form 10-K for a further discussion of JPMorgan Chase’s business segments.
Segment results
The following table provides a summary of the Firm’s segment results as of or for the three months ended March 31, 2021 and 2020, on a managed basis. The Firm’s definition of managed basis starts with the reported U.S. GAAP results and includes certain reclassifications to present total net revenue for the Firm (and each of the reportable business segments) on an FTE basis. Accordingly, revenue from investments that receive tax credits and tax-exempt securities is presented in the managed results on a basis comparable to taxable investments and securities. Refer to Note 32 of JPMorgan Chase’s 2020 Form 10-K for additional information on the Firm’s managed basis.
Capital allocation
The amount of capital assigned to each segment is referred to as equity. Periodically, the assumptions and methodologies used to allocate capital are assessed and as a result, the capital allocated to the LOBs may change. Refer to Line of business equity on page 98 of JPMorgan Chase’s 2020 Form 10-K for additional information on capital allocation.

Segment results and reconciliation(a)
As of or for the three months ended March 31, (in millions, except ratios)	Consumer & Community Banking		Corporate & Investment Bank			Commercial Banking		Asset & Wealth Management
	2021	2020	2021	2020		2021	2020	2021	2020
Noninterest revenue	$4,588	$4,097	$11,088	$6,896		$917	$608	$3,146	$2,529
Net interest income	7,929	9,190	3,517	3,107		1,476	1,557	931	860
Total net revenue	12,517	13,287	14,605	10,003		2,393	2,165	4,077	3,389
Provision for credit losses	(3,602)	5,772	(331)	1,401		(118)	1,010	(121)	94
Noninterest expense	7,202	7,269	7,104	5,955		969	986	2,574	2,435
Income/(loss) before income tax expense/(benefit)	8,917	246	7,832	2,647		1,542	169	1,624	860
Income tax expense/(benefit)	2,189	49	2,092	662		374	30	380	191
Net income/(loss)	$6,728	$197	$5,740	$1,985		$1,168	$139	$1,244	$669
Average equity	$50,000	$52,000	$83,000	$80,000		$24,000	$22,000	$14,000	$10,500
Total assets	487,978	513,352	1,355,123	1,216,558	(b)	223,583	247,786	213,088	178,897
ROE	54%	1%	27%	9%		19%	2%	35%	25%
Overhead ratio	58	55	49	60		40	46	63	72

As of or for the three months ended March 31, (in millions, except ratios)	Corporate		Reconciling Items(a)			Total
	2021	2020	2021	2020		2021	2020
Noninterest revenue	$382	$331	$(744)	$(614)	(b)	$19,377	$13,847	(b)
Net interest income	(855)	(165)	(109)	(110)		12,889	14,439
Total net revenue	(473)	166	(853)	(724)		32,266	28,286
Provision for credit losses	16	8	—	—		(4,156)	8,285
Noninterest expense	876	146	—	—		18,725	16,791
Income/(loss) before income tax expense/(benefit)	(1,365)	12	(853)	(724)		17,697	3,210
Income tax expense/(benefit)	(785)	137	(853)	(724)	(b)	3,397	345	(b)
Net income/(loss)	$(580)	$(125)	$—	$—		$14,300	$2,865
Average equity	$74,542	$70,030	$—	$—		$245,542	$234,530
Total assets	1,409,564	981,937	NA	NA		3,689,336	3,138,530	(b)
ROE	NM	NM	NM	NM		23%	4%
Overhead ratio	NM	NM	NM	NM		58	59	(b)
(a)Segment managed results reflect revenue on an FTE basis with the corresponding income tax impact recorded within income tax expense/(benefit). These adjustments are eliminated in reconciling items to arrive at the Firm’s reported U.S. GAAP results.
(b) Prior-period amounts have been revised to conform with the current presentation. Refer to Note 1 for further information.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of JPMorgan Chase & Co.:
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheet of JPMorgan Chase & Co. and its subsidiaries (the “Firm”) as of March 31, 2021, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2021 and 2020, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Firm as of December 31, 2020, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated February 23, 2021, which included a paragraph describing a change in the manner of accounting for credit losses on certain financial instruments in the 2020 financial statements, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2020, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

May 4, 2021

PricewaterhouseCoopers LLP, 300 Madison Avenue, New York, NY 10017

JPMorgan Chase & Co.
Consolidated average balance sheets, interest and rates (unaudited)
(Taxable-equivalent interest and rates; in millions, except rates)

	Three months ended March 31, 2021				Three months ended March 31, 2020
	Average balance	Interest(g)	Rate (annualized)		Average balance	Interest(g)	Rate (annualized)
Assets
Deposits with banks	$631,606	$65	0.04%		$279,748	$569	0.82%
Federal funds sold and securities purchased under resale agreements	289,763	233	0.33		253,403	1,095	1.74
Securities borrowed	175,019	(77)	(0.18)	(h)	136,127	152	0.45
Trading assets – debt instruments	322,648	1,790	2.25		304,808	2,075	2.74
Taxable securities	550,579	1,605	1.18		388,223	2,233	2.31
Nontaxable securities(a)	31,881	348	4.43		33,306	365	4.41
Total investment securities	582,460	1,953	1.36	(i)	421,529	2,598	2.48	(i)
Loans	1,013,524	10,217	4.09		1,001,504	12,339	4.96
All other interest-earning assets(b)	111,549	199	0.72		68,430	443	2.60
Total interest-earning assets	3,126,569	14,380	1.87		2,465,549	19,271	3.14
Allowance for loan losses	(28,268)				(17,357)
Cash and due from banks	25,168				21,668
Trading assets – equity and other instruments	159,727				114,479
Trading assets – derivative receivables	79,013				66,309
Goodwill, MSRs and other intangible Assets	53,932				52,690
All other noninterest-earning assets(c)	196,700				185,986
Total assets	$3,612,841				$2,889,324
Liabilities
Interest-bearing deposits	$1,610,467	$146	0.04%		$1,216,555	$1,575	0.52%
Federal funds purchased and securities loaned or sold under repurchase agreements	301,386	15	0.02		243,922	787	1.30
Short-term borrowings(d)	42,031	33	0.31		37,288	151	1.63
Trading liabilities – debt and all other interest-bearing liabilities(e)(f)	230,922	27	0.05	(h)	192,950	372	0.77
Beneficial interests issued by consolidated VIEs	17,185	27	0.64		18,048	90	2.02
Long-term debt	239,398	1,134	1.92		243,996	1,747	2.88
Total interest-bearing liabilities	2,441,389	1,382	0.23		1,952,759	4,722	0.97
Noninterest-bearing deposits	614,165				419,631
Trading liabilities – equity and other instruments(f)	35,029				30,721
Trading liabilities – derivative payables	67,960				54,990
All other liabilities, including the allowance for lending-related commitments(c)	178,444				167,287
Total liabilities	3,336,987				2,625,388
Stockholders’ equity
Preferred stock	30,312				29,406
Common stockholders’ equity	245,542				234,530
Total stockholders’ equity	275,854				263,936
Total liabilities and stockholders’ equity	$3,612,841				$2,889,324
Interest rate spread			1.64%				2.17%
Net interest income and net yield on interest-earning assets		$12,998	1.69			$14,549	2.37
(a)Represents securities which are tax-exempt for U.S. federal income tax purposes.
(b)Includes brokerage-related held-for-investment customer receivables, which are classified in accrued interest and accounts receivable, and all other interest-earning assets, which are classified in other assets on the Consolidated Balance Sheets.
(c)Prior-period amounts have been revised to conform with the current presentation. Refer to Note 1 for further information.
(d)Includes commercial paper.
(e)All other interest-bearing liabilities include brokerage-related customer payables.
(f)The combined balance of trading liabilities – debt and equity instruments was $126.3 billion and $101.1 billion for the three months ended March 31, 2021 and 2020, respectively.
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
(i)The annualized rate for securities based on amortized cost was 1.38% and 2.52% for the three months ended March 31, 2021 and 2020, respectively, and does not give effect to changes in fair value that are reflected in AOCI.

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
Expense categories:
•Volume- and/or revenue-related expenses generally correlate with changes in the related business/transaction volume or revenue. Examples of volume- and revenue-related expenses include commissions and incentive compensation, depreciation expense related to operating lease assets, and brokerage expense related to equities trading transaction volume.
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
FINRA: Financial Industry Regulatory Authority
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
IR: Interest rate
ISDA: International Swaps and Derivatives Association
JPMorgan Chase: JPMorgan Chase & Co.
JPMorgan Chase Bank, N.A.: JPMorgan Chase Bank, National Association
JPMorgan Chase Foundation or Foundation: a not-for-profit organization that makes contributions for charitable and educational purposes.
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
NSFR: Net Stable Funding Ratio
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
PD: Probability of default
Phishing: a type of social engineering cyberattack received through email or online messages.
PPP: Paycheck Protection Program under the Small Business Association ("SBA")
PPPL Facility: Paycheck Protection Program Lending Facility
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
Structured notes: Structured notes are financial instruments whose cash flows are linked to the movement in one or more indexes, interest rates, foreign exchange rates, commodities prices, prepayment rates, underlying reference pool of loans or other market variables. The notes typically contain embedded (but not separable or detachable) derivatives. Contractual cash flows for principal, interest, or both can vary in amount and timing throughout the life of the note based on non-traditional indexes or non-traditional uses of traditional interest rates or indexes.
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
ASSET & WEALTH MANAGEMENT (“AWM”)
Assets under management (“AUM”): represent assets managed by AWM on behalf of its Private Banking, Global Institutional and Global Funds clients. Includes "Committed capital not Called."
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
Global Private Bank: provides retirement products and services, brokerage, custody, trusts and estates, loans, mortgages, deposits and investment management to high net worth clients.
AWM’s client segments consist of the following:
Private Banking: clients include high- and ultra-high-net-worth individuals, families, money managers and business owners.
Global Institutional: clients include both corporate and public institutions, endowments, foundations, nonprofit organizations and governments worldwide.
Global Funds: clients include financial intermediaries and individual investors.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Refer to the Market Risk Management section of Management’s discussion and analysis and pages 135–142 of JPMorgan Chase’s 2020 Form 10-K for a discussion of the quantitative and qualitative disclosures about market risk.
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
The Firm is committed to maintaining high standards of internal control over financial reporting. Nevertheless, because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Deficiencies or lapses in internal controls may occur from time to time, and there can be no assurance that any such deficiencies will not result in significant deficiencies or material weaknesses in internal control in the future and collateral consequences therefrom. Refer to “Management’s report on internal control over financial reporting” on page 158 of JPMorgan Chase’s 2020 Form 10-K for further information. There was no change in the Firm’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.

Part II – Other Information
Item 1. Legal Proceedings.
Refer to the discussion of the Firm’s material legal proceedings in Note 24 of this Form 10-Q for information that updates the disclosures set forth under Part I, Item 3: Legal Proceedings, in JPMorgan Chase’s 2020 Form 10-K.
Item 1A. Risk Factors.
The following discussion supplements the discussion of risk
factors affecting the Firm as set forth in Part I, Item 1A:
Risk Factors on pages 8-32 of JPMorgan Chase’s 2020 Form 10-K. The discussion of risk factors, as so supplemented, sets forth the material risk factors that could affect JPMorgan Chase’s financial condition and operations. Readers should not consider any descriptions of such factors to be a complete set of all potential risks that could affect the Firm.
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
•increased exposure to litigation,
any or all of which could increase JPMorgan Chase’s operational, legal and compliance costs and damage its reputation. To the extent that the COVID-19 pandemic adversely affects JPMorgan Chase’s business, results of operations and financial condition, it may also have the effect of heightening many of the other risks described in Risk Factors in the 2020 Form 10-K.
Supervision and regulation
Refer to the Supervision and regulation section on pages 3–7 of JPMorgan Chase’s 2020 Form 10-K for information on Supervision and Regulation.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The Firm did not have any unregistered sale of equity securities during the three months ended March 31, 2021.
Repurchases under the common share repurchase program
Refer to Capital Risk Management on pages 36-41 of this Form 10-Q and pages 91-101 of JPMorgan Chase’s 2020 Form 10-K for information regarding repurchases under the Firm’s common share repurchase program.

On December 18, 2020, the Federal Reserve announced that all large banks, including the Firm, could resume share repurchases commencing in the first quarter of 2021. Subsequently, the Firm announced that its Board of Directors authorized a new common share repurchase program for up to $30 billion. As directed by the Federal Reserve, total net repurchases and common stock dividends in the first quarter of 2021 were restricted and could not exceed the average of the Firm’s net income for the four preceding calendar quarters. On March 25, 2021, the Federal Reserve extended these restrictions through at least the second quarter of 2021.
Shares repurchased pursuant to the common share repurchase program during the three months ended March 31, 2021, were as follows.

Three months ended March 31, 2021	Total number of shares of common stock repurchased	Average price paid per share of common stock(a)	Aggregate purchase price of common stock repurchases (in millions)(a)	Dollar value of remaining authorized repurchase (in millions)(a)(b)
January	9,341,648	$133.18	$1,244	$28,756
February	10,992,332	142.06	1,562	27,194
March	14,318,614	153.15	2,193	25,001
First quarter	34,652,594	$144.25	$4,999	$25,001
(a)Excludes commissions cost.
(b)Represents the amount remaining under the $30 billion repurchase program.

Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
None.

Item 6.    Exhibits.

Exhibit No.	Description of Exhibit

15	Letter re: Unaudited Interim Financial Information.(a)

22
Subsidiary Guarantors and Issuers of Guaranteed Securities (incorporated by reference to Exhibit 22.2 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2020.)

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
(c)Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Firm’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the Consolidated statements of income (unaudited) for the three and nine months ended March 31, 2021 and 2020, (ii) the Consolidated statements of comprehensive income (unaudited) for the three and nine months ended March 31, 2021 and 2020, (iii) the Consolidated balance sheets (unaudited) as of March 31, 2021, and December 31, 2020, (iv) the Consolidated statements of changes in stockholders’ equity (unaudited) for the three and nine months ended March 31, 2021 and 2020, (v) the Consolidated statements of cash flows (unaudited) for the three and nine months ended March 31, 2021 and 2020, and (vi) the Notes to Consolidated Financial Statements (unaudited).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JPMorgan Chase & Co.
(Registrant)

By:	/s/ Elena Korablina
Elena Korablina
Managing Director and Firmwide Controller
(Principal Accounting Officer)

Date:	May 4, 2021