Form 10-Q
period 2021-06-30
JPMORGAN CHASE & CO
filed 2021-08-02
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended	Commission file
June 30, 2021	number	1-5805
JPMorgan Chase & Co.
(Exact name of registrant as specified in its charter)

Delaware		13-2624428
(State or other jurisdiction of incorporation or organization)		(I.R.S. employer identification no.)

383 Madison Avenue,
New York,	New York	10179
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (212) 270-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	JPM	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 5.75% Non-Cumulative Preferred Stock, Series DD	JPM PR D	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 6.00% Non-Cumulative Preferred Stock, Series EE	JPM PR C	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.75% Non-Cumulative Preferred Stock, Series GG	JPM PR J	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.55% Non-Cumulative Preferred Stock, Series JJ	JPM PR K	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.625% Non-Cumulative Preferred Stock, Series LL	JPM PR L	The New York Stock Exchange
Alerian MLP Index ETNs due May 24, 2024	AMJ	NYSE Arca, Inc.
Guarantee of Callable Step-Up Fixed Rate Notes due April 26, 2028 of JPMorgan Chase Financial Company LLC	JPM/28	The New York Stock Exchange
Guarantee of Callable Fixed Rate Notes due June 10, 2032 of JPMorgan Chase Financial Company LLC	JPM/32	The New York Stock Exchange
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

Number of shares of common stock outstanding as of June 30, 2021: 2,988,155,355

FORM 10-Q

JPMorgan Chase & Co.
Consolidated financial highlights (unaudited)

As of or for the period ended, (in millions, except per share, ratio, headcount data and where otherwise noted)						Six months ended June 30,
	2Q21	1Q21	4Q20	3Q20	2Q20	2021	2020
Selected income statement data
Total net revenue(a)	$30,479	$32,266	$29,335	$29,255	$33,075	$62,745	$61,361
Total noninterest expense	17,667	18,725	16,048	16,875	16,942	36,392	33,733
Pre-provision profit(b)	12,812	13,541	13,287	12,380	16,133	26,353	27,628
Provision for credit losses	(2,285)	(4,156)	(1,889)	611	10,473	(6,441)	18,758
Income before income tax expense	15,097	17,697	15,176	11,769	5,660	32,794	8,870
Income tax expense(a)	3,149	3,397	3,040	2,326	973	6,546	1,318
Net income	$11,948	$14,300	$12,136	$9,443	$4,687	$26,248	$7,552

Earnings per share data
Net income: Basic	$3.79	$4.51	$3.80	$2.93	$1.39	$8.30	$2.17
Diluted	3.78	4.50	3.79	2.92	1.38	8.28	2.17
Average shares: Basic	3,036.6	3,073.5	3,079.7	3,077.8	3,076.3	3,054.9	3,086.1
Diluted	3,041.9	3,078.9	3,085.1	3,082.8	3,081.0	3,060.3	3,090.8

Market and per common share data
Market capitalization	464,778	460,820	387,492	293,451	286,658	464,778	286,658
Common shares at period-end	2,988.2	3,027.1	3,049.4	3,048.2	3,047.6	2,988.2	3,047.6
Book value per share	84.85	82.31	81.75	79.08	76.91	84.85	76.91
Tangible book value per share (“TBVPS”)(b)	68.91	66.56	66.11	63.93	61.76	68.91	61.76
Cash dividends declared per share	0.90	0.90	0.90	0.90	0.90	1.80	1.80

Selected ratios and metrics
Return on common equity (“ROE”)(c)	18%	23%	19%	15%	7%	21%	6%
Return on tangible common equity (“ROTCE”)(b)(c)	23	29	24	19	9	26	7
Return on assets(c)	1.29	1.61	1.42	1.14	0.58	1.44	0.50
Overhead ratio	58	58	55	58	51	58	55
Loans-to-deposits ratio	45	44	47	49	52	45	52
Firm Liquidity coverage ratio (“LCR”) (average)(d)	111	110	110	114	117	111	117
JPMorgan Chase Bank, N.A. LCR (average)(d)	171	166	160	157	140	171	140
Common equity Tier 1 (“CET1”) capital ratio(e)	13.0	13.1	13.1	13.1	12.4	13.0	12.4
Tier 1 capital ratio(e)	15.1	15.0	15.0	15.0	14.3	15.1	14.3
Total capital ratio(e)	17.1	17.2	17.3	17.3	16.7	17.1	16.7
Tier 1 leverage ratio(e)	6.6	6.7	7.0	7.0	6.9	6.6	6.9
Supplementary leverage ratio (“SLR”)(e)	5.4	6.7	6.9	7.0	6.8	5.4	6.8

Selected balance sheet data (period-end)
Trading assets	$520,588	$544,052	$503,126	$505,822	$491,716	$520,588	$491,716
Investment securities, net of allowance for credit losses	573,637	597,394	589,999	531,136	558,791	573,637	558,791
Loans	1,040,954	1,011,307	1,012,853	989,740	1,009,382	1,040,954	1,009,382
Total assets(a)	3,684,256	3,689,336	3,384,757	3,245,061	3,212,643	3,684,256	3,212,643
Deposits	2,305,217	2,278,112	2,144,257	2,001,416	1,931,029	2,305,217	1,931,029
Long-term debt	299,926	279,427	281,685	279,175	317,003	299,926	317,003
Common stockholders’ equity	253,548	249,151	249,291	241,050	234,403	253,548	234,403
Total stockholders’ equity	286,386	280,714	279,354	271,113	264,466	286,386	264,466
Headcount	260,110	259,350	255,351	256,358	256,710	260,110	256,710

Credit quality metrics
Allowances for loan losses and lending-related commitments	$22,498	$25,517	$30,737	$33,637	$34,301	$22,498	$34,301
Allowance for loan losses to total retained loans	2.02%	2.42%	2.95%	3.26%	3.27%	2.02%	3.27%
Nonperforming assets	$9,802	$10,257	$10,906	$11,462	$9,715	$9,802	$9,715
Net charge-offs	734	1,057	1,050	1,180	1,560	1,791	3,029
Net charge-off rate	0.31%	0.45%	0.44%	0.49%	0.64%	0.38%	0.63%
(a)Prior-period amounts have been revised to conform with the current presentation. Refer to Note 1 for further information.
(b)Pre-provision profit, TBVPS and ROTCE are each non-GAAP financial measures. Tangible common equity (“TCE”) is also a non-GAAP financial measure. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 19-20 for a further discussion of these measures.
(c)Quarterly ratios are based upon annualized amounts.
(d)For the six months ended June 30, 2021 and 2020, the percentage represents average LCR for the three months ended June 30, 2021 and 2020. Refer to Liquidity Risk Management on pages 51-55 for additional information on the LCR results.
(e)The capital metrics reflect the relief provided by the Federal Reserve Board in response to the COVID-19 pandemic, including the Current Expected Credit Losses ("CECL") capital transition provisions that became effective in the first quarter of 2020. The SLR prior to the periods ended June 30, 2021 reflects the temporary exclusions of U.S. Treasury securities and deposits at Federal Reserve Banks, which became effective April 1, 2020 and remained in effect through March 31, 2021. Refer to Capital Risk Management on pages 45-50 of this Form 10-Q and pages 91-101 of JPMorgan Chase’s 2020 Form 10-K for additional information.

INTRODUCTION
The following is Management’s discussion and analysis of the financial condition and results of operations (“MD&A”) of JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”) for the second quarter of 2021.
This Quarterly Report on Form 10-Q for the second quarter of 2021 (“Form 10-Q”) should be read together with JPMorgan Chase’s Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”). Refer to the Glossary of terms and acronyms and line of business (“LOB”) metrics on pages 181-189 for definitions of terms and acronyms used throughout this Form 10-Q.
This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the current beliefs and expectations of JPMorgan Chase’s management, speak only as of the date of this Form 10-Q and are subject to significant risks and uncertainties. Refer to Forward-looking Statements on page 88 of this Form 10-Q, Part II, Item 1A, Risk Factors on pages 190-191 of this Form 10-Q and Part I, Item 1A, Risk factors, on pages 8-32 of the 2020 Form 10-K for a discussion of certain of those risks and uncertainties and the factors that could cause JPMorgan Chase’s actual results to differ materially because of those risks and uncertainties.
JPMorgan Chase & Co. (NYSE: JPM), a financial holding company incorporated under Delaware law in 1968, is a leading financial services firm based in the United States of America (“U.S.”), with operations worldwide. JPMorgan Chase had $3.7 trillion in assets and $286.4 billion in stockholders’ equity as of June 30, 2021. The Firm is a leader in investment banking, financial services for consumers and small businesses, commercial banking, financial transaction processing and asset management. Under the J.P. Morgan and Chase brands, the Firm serves millions of customers in the U.S., and many of the world’s most prominent corporate, institutional and government clients globally.
JPMorgan Chase’s principal bank subsidiary is JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank, N.A.”), a national banking association with U.S. branches in 43 states and Washington, D.C. as of June 30, 2021. JPMorgan Chase’s principal non-bank subsidiary is J.P. Morgan Securities LLC (“J.P. Morgan Securities”), a U.S. broker-dealer. The bank and non-bank subsidiaries of JPMorgan Chase operate nationally as well as through overseas branches and subsidiaries, representative offices and subsidiary foreign banks. The Firm’s principal operating subsidiary outside the U.S. is J.P. Morgan Securities plc, a U.K.-based subsidiary of JPMorgan Chase Bank, N.A.
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
The Firm's website is www.jpmorganchase.com. JPMorgan Chase makes available on its website, free of charge, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after it electronically files or furnishes such material to the U.S. Securities and Exchange Commission (the “SEC”) at www.sec.gov. JPMorgan Chase makes important information about the Firm available on its website, including on the Investor Relations section of its website at https://www.jpmorganchase.com/ir.

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

Financial performance of JPMorgan Chase
(unaudited) As of or for the period ended, (in millions, except per share data and ratios)	Three months ended June 30,			Six months ended June 30,
	2021	2020	Change	2021	2020	Change
Selected income statement data
Total net revenue(a)	$30,479	$33,075	(8)%	$62,745	$61,361	2%
Total noninterest expense	17,667	16,942	4	36,392	33,733	8
Pre-provision profit	12,812	16,133	(21)	26,353	27,628	(5)
Provision for credit losses	(2,285)	10,473	NM	(6,441)	18,758	NM
Net income	11,948	4,687	155	26,248	7,552	248
Diluted earnings per share	$3.78	$1.38	174	$8.28	$2.17	282
Selected ratios and metrics
Return on common equity	18%	7%		21%	6%
Return on tangible common equity	23	9		26	7
Book value per share	$84.85	$76.91	10	$84.85	$76.91	10
Tangible book value per share	68.91	61.76	12	68.91	61.76	12
Capital ratios(b)
CET1 capital	13.0%	12.4%		13.0%	12.4%
Tier 1 capital	15.1	14.3		15.1	14.3
Total capital	17.1	16.7		17.1	16.7
(a)Prior-period amount has been revised to conform with the current presentation. Refer to Note 1 for further information.
(b)The capital metrics reflect the relief provided by the Federal Reserve Board in response to the COVID-19 pandemic, including the CECL capital transition provisions that became effective in the first quarter of 2020. Refer to Capital Risk Management on pages 45-50 of this Form 10-Q and pages 91-101 of JPMorgan Chase’s 2020 Form 10-K for additional information.
Comparisons noted in the sections below are for the second quarter of 2021 versus the second quarter of 2020, unless otherwise specified.
Firmwide overview
JPMorgan Chase reported net income of $11.9 billion for the second quarter of 2021, or $3.78 per share, on net revenue of $30.5 billion. The Firm reported ROE of 18% and ROTCE of 23%. The Firm's results for the second quarter of 2021 included a reduction in the allowance for credit losses of $3.0 billion compared to an increase in the allowance for credit losses of $8.9 billion in the prior year.
•Net income was $11.9 billion, up $7.3 billion.
•Total net revenue was down 8%.
–Noninterest revenue was $17.7 billion, down 8%, driven by lower CIB Markets revenue, largely offset by higher Investment Banking fees in CIB, higher Card income and higher management fees in AWM.
–The prior year included $678 million of mark-ups on held-for-sale positions in the bridge financing portfolio in CIB and CB.
–Net interest income was $12.7 billion, down 8%, predominantly driven by CIB Markets and lower loans in Card.

•Noninterest expense was $17.7 billion, up 4%, largely driven by continued investments in the business, including technology and front office hiring, as well as higher volume-related brokerage expense in CIB and distribution expense in AWM.
•The provision for credit losses was a net benefit of $2.3 billion driven by net reductions in the allowance for credit losses of $3.0 billion, compared to an expense of $10.5 billion in the prior year predominantly driven by net additions to the allowance for credit losses of $8.9 billion.
•The total allowance for credit losses was $22.6 billion at June 30, 2021. The Firm had an allowance for loan losses to retained loans coverage ratio of 2.02%, compared with 2.42% in the first quarter of 2021, and 3.27% in the prior year; the decrease from the first quarter of 2021 was driven by net reductions in the allowance for loan losses due to improvements in the Firm's economic outlook.
•The Firm’s nonperforming assets totaled $9.8 billion at June 30, 2021, relatively flat versus the prior year. Nonperforming assets were down $455 million from March 31, 2021, driven by lower nonaccrual loans in the consumer and wholesale portfolios, reflecting improved credit performance, partially offset by higher derivative receivables.

•Firmwide average loans of $1.0 trillion were flat versus the prior year, as lower loans in CB and CCB were offset by the net origination of Paycheck Protection Program ("PPP") loans, as well as growth in AWM and CIB.
•Firmwide average deposits of $2.3 trillion were up 23%, reflecting significant inflows across the LOBs primarily driven by the effect of certain government actions in response to the COVID-19 pandemic.
•As of June 30, 2021, the Firm had average eligible High Quality Liquid Assets (“HQLA”) of approximately $717 billion and unencumbered marketable securities with a fair value of approximately $854 billion, resulting in approximately $1.6 trillion of liquidity sources. Refer to Liquidity Risk Management on pages 51-55 for additional information.

Selected capital-related metrics
•The Firm’s CET1 capital was $209 billion, and the Standardized and Advanced CET1 ratios were 13.0% and 13.8%, respectively.
•The Firm’s SLR was 5.4%.
•The Firm grew TBVPS, ending the second quarter of 2021 at $68.91, up 12% versus the prior year.
Pre-provision profit, ROTCE and TBVPS are non-GAAP financial measures. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 19-20 for a further discussion of each of these measures.
Business segment highlights
Selected business metrics for each of the Firm’s four LOBs are presented below for the second quarter of 2021.

CCB ROE 44%	•Average deposits up 25%; client investment assets up 36% •Average loans down 3%; debit and credit card sales volume up 45% •Active mobile customers up 10%
CIB ROE 23%	•#1 ranking for Global Investment Banking fees with 9.4% wallet share YTD •Total Markets revenue of $6.8 billion, down 30%, with Fixed Income Markets down 44% and Equity Markets up 13%
CB ROE 23%	•Gross Investment Banking revenue of $1.2 billion, up 37% •Average loans down 12%; average deposits up 22%
AWM ROE 32%	•Assets under management ("AUM") of $3.0 trillion, up 21% •Average loans up 21%; average deposits up 37%
Refer to the Business Segment Results on pages 21-43 for a detailed discussion of results by business segment.

Credit provided and capital raised
JPMorgan Chase continues to support consumers, businesses and communities around the globe. The Firm provided new and renewed credit and raised capital for wholesale and consumer clients during the first six months of 2021, consisting of:

$1.7 trillion	Total credit provided and capital raised (including loans and commitments)(a)

$151 billion	Credit for consumers

$10 billion	Credit for U.S. small businesses

$656 billion	Credit for corporations

$879 billion	Capital raised for corporate clients and non-U.S. government entities

$32 billion	Credit and capital raised for nonprofit and U.S. government entities(b)

$11 billion	Loans under the Small Business Administration’s Paycheck Protection Program
(a)Excludes loans under the SBA’s PPP.
(b)Includes states, municipalities, hospitals and universities.

Recent events
•On June 28, 2021, JPMorgan Chase announced that it had completed the Federal Reserve’s 2021 Comprehensive Capital Analysis and Review (“CCAR”) stress test process.
–The Firm’s 2021 indicative Stress Capital Buffer (“SCB”) requirement is 3.2% (down from the current 3.3%), which would result in a minimum Standardized CET1 capital ratio of 11.2% (down from the current 11.3%). The Federal Reserve Board will provide the Firm with its final SCB requirement by August 31, 2021, and that requirement will become effective on October 1, 2021, and will remain in effect until September 30, 2022.
–Additionally, the Firm's Board of Directors intends to increase the quarterly common stock dividend to $1.00 per share (up from the current $0.90 per share), effective in the third quarter of 2021.
•On May 18, 2021, JPMorgan Chase announced several senior management changes:
–Retirement of Gordon Smith at the end of the year, by which time Daniel Pinto, Co-President and COO and CEO of CIB, will become the Firm's sole President and COO
–Appointment of Marianne Lake, CEO of Consumer Lending, and Jennifer Piepszak, CFO of the Firm, as co-heads of CCB, reporting to Mr. Smith until his retirement at the end of 2021, and
–Appointment of Jeremy Barnum, head of Global Research in CIB, as successor to Ms. Piepszak as CFO of the Firm, and his appointment to the Operating Committee.
•Firm acquisitions and investments:
–On June 29, 2021, JPMorgan Chase announced an agreement to acquire OpenInvest, a provider of values-based financial solutions, including tools for evaluating portfolios and reporting on their ESG impact.
–On June 28, 2021, JPMorgan Chase announced an agreement to take a 40% ownership stake in C6 Bank, a full-service Brazilian digital bank, subject to regulatory approvals.
–On June 21, 2021, JPMorgan Chase announced an agreement to acquire Campbell Global, which performs global timberland investment and natural resource management.
–On June 17, 2021, JPMorgan Chase announced an agreement to acquire Nutmeg, a digital wealth manager based in the U.K., subject to regulatory approvals. The acquisition is part of the launching of Chase as a digital retail bank in the U.K. in the coming months.
Outlook
These current expectations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the current beliefs and expectations of JPMorgan Chase’s management, speak only as of the date of this Form 10-Q, and are subject to significant risks and uncertainties. Refer to Forward-Looking Statements on page 88 and Risk Factors on page 190 of this Form 10-Q and pages 8–32 of JPMorgan Chase’s 2020 Form 10-K for a further discussion of certain of those risks and uncertainties and the other factors that could cause JPMorgan Chase’s actual results to differ materially because of those risks and uncertainties. There is no assurance that actual results will be in line with the outlook set forth below, and the Firm does not undertake to update any forward-looking statements.
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
Full-year 2021
•Management expects net interest income, on a managed basis, to be approximately $52.5 billion, market dependent.
•Management expects adjusted expense to be approximately $71 billion, market dependent.
•Management expects the net charge-off rate in Card to be less than 2.5%.
Net interest income, on a managed basis, and adjusted expense are non-GAAP financial measures. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 19-20.

Business Developments
COVID-19 Pandemic
Throughout the COVID-19 pandemic, the Firm has remained focused on serving its clients, customers and communities, as well as the well-being of its employees.
The Firm continues to actively monitor the health and safety situations at local and regional levels as more of the Firm's global workforce returns to the office, and will adapt its plans as these situations evolve.
Refer to Credit Portfolio on page 57 and page 113 of JPMorgan Chase's 2020 Form 10-K for further information on PPP; Consumer Credit portfolio on pages 58-62 and page 116 of JPMorgan Chase's 2020 Form 10-K, as well as Wholesale Credit Portfolio on pages 63-72 and page 122 of JPMorgan Chase's 2020 Form 10-K for further information on retained loans under payment deferral.
Refer to Regulatory Developments Relating to the COVID-19 Pandemic on pages 52-53 of JPMorgan Chase’s 2020 Form 10-K for a discussion of U.S. government actions impacting the Firm and U.S. government facilities and programs in which the Firm has participated.
Interbank Offered Rate (“IBOR”) transition
On March 5, 2021, the Financial Conduct Authority confirmed that the publication of the principal tenors of the U.S. dollar London Interbank Offered Rate ("LIBOR") (i.e., overnight, one-month, three-month, six-month and 12-month LIBOR) will cease immediately following a final publication on June 30, 2023. The scheduled cessation date for U.K. sterling, Japanese yen, Swiss franc and Euro LIBOR, and the one-week and two-month tenors of U.S. dollar LIBOR, remains December 31, 2021, and the Firm is prioritizing those currencies and tenors of LIBOR for contract remediation in 2021.
The Firm continues to make progress on its initiatives to mitigate the risks to the Firm associated with IBOR discontinuation. As part of the transition, the Firm continues to engage with clients on contract remediation. The Firm also continues to monitor the transition relief being considered by the U.S. Treasury Department regarding the tax implications of reference rate reform. Refer to Business Developments on page 51 of JPMorgan Chase's 2020 Form 10-K for additional information.

CONSOLIDATED RESULTS OF OPERATIONS
This section provides a comparative discussion of JPMorgan Chase’s Consolidated Results of Operations on a reported basis for the three and six months ended June 30, 2021 and 2020, unless otherwise specified. Factors that relate primarily to a single business segment are discussed in more detail within that business segment's results. Refer to pages 84-86 of this Form 10-Q and pages 152-155 of JPMorgan Chase’s 2020 Form 10-K for a discussion of the Critical Accounting Estimates Used by the Firm that affect the Consolidated Results of Operations.

Revenue
	Three months ended June 30,			Six months ended June 30,
(in millions)	2021	2020	Change	2021	2020	Change
Investment banking fees	$3,470	$2,850	22%	$6,440	$4,716	37%
Principal transactions	4,076	7,621	(47)	10,576	10,558	—
Lending- and deposit-related fees	1,760	1,431	23	3,447	3,137	10
Asset management, administration and commissions	5,194	4,266	22	10,223	8,806	16
Investment securities gains/(losses)	(155)	26	NM	(141)	259	NM
Mortgage fees and related income	551	917	(40)	1,255	1,237	1
Card income	1,647	974	69	2,997	1,969	52
Other income(a)(b)	1,195	1,137	5	2,318	2,387	(3)
Noninterest revenue	17,738	19,222	(8)	37,115	33,069	12
Net interest income	12,741	13,853	(8)	25,630	28,292	(9)
Total net revenue	$30,479	$33,075	(8)%	$62,745	$61,361	2%
(a) Included operating lease income of $1.3 billion and $1.4 billion for the three months ended June 30, 2021 and 2020, respectively and $2.6 billion and $2.8 billion for the six months ended June 30, 2021 and 2020, respectively.
(b) Prior-period amount has been revised to conform with the current presentation. Refer to Note 1 for further information.
Quarterly results
Investment banking fees increased across products in CIB, reflecting:
•higher advisory fees due to a higher number of completed transactions
•higher debt underwriting fees driven by an active acquisition finance market, partially offset by lower investment grade bond fees, and
•higher equity underwriting fees driven by an active IPO market, predominantly offset by lower fees from follow-on and convertible securities offerings.
Refer to CIB segment results on pages 28-33 and Note 5 for additional information.
Principal transactions revenue decreased in CIB, primarily reflecting:
•lower revenue in Fixed Income Markets across products compared to a strong prior year, partially offset by
•higher revenue in Equity Markets driven by strong performance in prime brokerage.
The decrease in Principal transactions also reflects the absence of two significant items in the prior year: $678 million of mark-ups on held-for-sale positions in the bridge financing portfolio in CIB and CB, and a $510 million gain in CIB's Credit Adjustments & Other, both of which represent reversals of a portion of the losses that were recognized in the first quarter of 2020.
Principal transactions revenue in CIB may in certain cases have offsets across other revenue lines, including net interest income. The Firm assesses the performance of its CIB Markets business on a total revenue basis.
Refer to CIB segment results on pages 28-33 and Note 5 for additional information.
Lending- and deposit-related fees increased reflecting:
•higher cash management fees and higher lending-related fees, particularly loan commitment fees, in CIB and CB, and
•higher deposit-related fees in CCB, reflecting higher transaction activity.
Refer to CIB segment results on pages 28-33, CB on pages 34-37 and CCB on pages 23-27, and Note 5 for additional information.
Asset management, administration and commissions revenue increased driven by higher asset management fees in AWM as a result of higher average market levels and strong cumulative net inflows into long-term products, net of liquidity fee waivers, and in CCB related to the higher level of client investment assets on higher average market levels and net inflows.
Refer to AWM and CCB segment results on pages 38-41, and pages 23-27, respectively, and Note 5 for additional information on asset management, administration and commissions revenue.

Investment securities gains/(losses) reflected the impact of repositioning the investment securities portfolio. Refer to Corporate segment results on pages 42-43 and Note 9 for additional information on investment securities gains/(losses).
Mortgage fees and related income decreased due to:
•lower mortgage production revenue reflecting lower production margins, partially offset by higher volumes, and
•lower net mortgage servicing revenue reflecting a net loss in MSR risk management results, compared with a net gain in the prior period.
Refer to CCB segment results on pages 23-27, Note 5 and 14 for additional information.
Card income increased as a result of higher net interchange income and higher merchant processing fees, reflecting in the second quarter of 2021, the acceleration of debit and credit card sales volume above pre-pandemic levels, and lower acquisition costs. Refer to CCB segment results on pages 23-27 and Note 5 for additional information.
Other income increased reflecting:
•higher gains on several investments, primarily in CIB,
predominantly offset by
•lower operating lease income as a result of the decline in auto operating lease volume in CCB
•increased amortization on a higher level of alternative energy investments in the tax-oriented investment portfolio in CIB. The increased amortization was more than offset by lower income tax expense from the associated tax credits.
Net interest income decreased driven by lower Markets NII and lower loans in Card.
The Firm’s average interest-earning assets were $3.2 trillion, up $358 billion, predominantly driven by higher deposits with banks and investment securities, and the yield was 1.79%, down 52 basis points (“bps”), primarily due to lower rates. The net yield on these assets, on an FTE basis, was 1.62%, a decrease of 37 bps. The net yield excluding CIB Markets was 1.90%, down 37 bps.
Net yield on an FTE basis, and net yield excluding CIB Markets, are non-GAAP financial measures. Refer to the Consolidated average balance sheets, interest and rates schedule on page 179 for further details; and the Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 19-20 for a further discussion of Net interest yield excluding CIB Markets.

Year-to-date results
Investment banking fees increased across products in CIB, reflecting:
•higher equity underwriting fees driven by an active IPO market
•higher advisory fees driven by a higher number of completed transactions, and
•higher debt underwriting fees driven by an active acquisition finance market.
Principal transactions revenue was flat, primarily reflecting:
•higher revenue in CIB Equity Markets driven by strong performance across derivatives, prime brokerage, and Cash Equities
•higher net gains on certain legacy private equity investments in Corporate, and
•the absence of two significant items in the prior year: a $441 million net loss in CIB’s Credit Adjustments & Other, and $218 million of net markdowns on held-for-sale positions in the bridge financing portfolio in CIB and CB, offset by
•lower revenue in CIB Fixed Income Markets, primarily driven by reductions in Rates and Currencies & Emerging Markets, compared to a strong prior year, partially offset by an increase in Securitized Products.
Lending- and deposit-related fees increased reflecting:
•higher cash management fees and higher lending-related fees, particularly loan commitment fees, in CIB and CB, predominantly offset by
•lower overdraft fees in CCB.
Asset management, administration and commissions revenue increased driven by higher asset management fees as a result of higher asset management fees in AWM as a result of strong cumulative net inflows into long-term and liquidity products and higher average market levels, net of liquidity fee waivers, and in CCB related to the higher level of client investment assets on higher average market levels and net inflows.
Investment securities gains/(losses) reflected the impact of repositioning the investment securities portfolio.
Mortgage fees and related income was relatively flat primarily reflecting higher mortgage production revenue, on higher production volumes, offset by lower net mortgage servicing revenue as a result of a higher net loss in MSR risk management results.
Card income increased as a result of higher net interchange income and higher merchant processing fees, reflecting in the first half of 2021, the acceleration of debit and credit card sales volume above pre-pandemic levels, and lower acquisition costs.

Other income decreased reflecting:
•increased amortization on a higher level of alternative energy investments in the tax-oriented investment portfolio in CIB. The increased amortization was more than offset by lower income tax expense from the associated tax credits. Additionally, the first quarter of 2021 included weather-related write-downs on certain renewable energy investments
•lower operating lease income as a result of the decline in auto operating lease volume in CCB, and
•lower gains on certain Corporate investments,
predominantly offset by
•gains on several investments compared with losses in the prior year, primarily in CIB and AWM.
Net interest income decreased predominantly driven by the impact of lower rates, partially offset by balance sheet growth.
The Firm’s average interest-earning assets were $3.2 trillion, up $509 billion, predominantly driven by higher deposits with banks and investment securities, and the yield was 1.83%, down 87 basis points (“bps”), primarily due to lower rates. The net yield on these assets, on an FTE basis, was 1.65%, a decrease of 52 bps. The net yield excluding CIB Markets was 1.92%, down 69 bps.

Provision for credit losses
	Three months ended June 30,			Six months ended June 30,
(in millions)	2021	2020	Change	2021	2020	Change
Consumer, excluding credit card	$(808)	$1,591	NM	$(1,792)	$2,210	NM
Credit card	(1,045)	4,028	NM	(3,562)	9,091	NM
Total consumer	(1,853)	5,619	NM	(5,354)	11,301	NM
Wholesale	(425)	4,850	NM	(1,096)	7,444	NM
Investment securities	(7)	4	NM	9	13	NM
Total provision for credit losses	$(2,285)	$10,473	NM	$(6,441)	$18,758	NM
Quarterly results
The provision for credit losses decreased driven by net reductions in the allowance for credit losses.
The decrease in consumer was driven by:
•a $2.6 billion reduction in the allowance for credit losses, including $1.8 billion in Card reflecting improvements in the Firm's economic outlook; and $600 million in Home Lending primarily due to continued improvements in home price index ("HPI") expectations, and
•lower net charge-offs predominantly in Card, reflecting lower charge-offs and higher recoveries as consumer cash balances remained elevated benefiting from the ongoing impact of government stimulus and payment assistance programs;
•the prior year included a $4.4 billion addition to the allowance for credit losses.
The decrease in wholesale reflected a net reduction of $442 million in the allowance for credit losses across the LOBs, reflecting improvements in the Firm's economic outlook. The prior year included a $4.6 billion net addition to the allowance for credit losses.
Refer to CCB segment results on pages 23-27, CIB on pages 28-33, CB on pages 34-37, AWM on pages 38-41, the Allowance for Credit Losses on pages 73-74, and Notes 9 and 12 for additional information on the credit portfolio and the allowance for credit losses.

Year-to-date results
The provision for credit losses decreased driven by net reductions in the allowance for credit losses.
The decrease in consumer was driven by:
•a $7.1 billion reduction in the allowance for credit losses, including $5.3 billion in Card reflecting improvements in the Firm's economic outlook, and $1.2 billion in Home Lending primarily due to continued improvements in HPI expectations, and
•lower net charge-offs predominantly in Card, reflecting lower charge-offs and higher recoveries as consumer cash balances remained elevated benefiting from the ongoing impact of government stimulus and payment assistance programs;
•the prior year included a $8.7 billion addition to the allowance for credit losses.
The decrease in wholesale reflects a net reduction of $1.1 billion in the allowance for credit losses across the LOBs, reflecting improvements in the Firm's economic outlook. The prior year included a $7.0 billion net addition to the allowance for credit losses.

Noninterest expense
(in millions)	Three months ended June 30,			Six months ended June 30,
	2021	2020	Change	2021	2020	Change
Compensation expense	$9,814	$9,509	3%	$20,415	$18,404	11%
Noncompensation expense:
Occupancy	1,090	1,080	1	2,205	2,146	3
Technology, communications and equipment	2,488	2,590	(4)	5,007	5,168	(3)
Professional and outside services	2,385	1,999	19	4,588	4,027	14
Marketing	626	481	30	1,377	1,281	7
Other expense(a)(b)	1,264	1,283	(1)	2,800	2,707	3
Total noncompensation expense	7,853	7,433	6	15,977	15,329	4
Total noninterest expense	$17,667	$16,942	4%	$36,392	$33,733	8%
(a)Included Firmwide legal expense of $185 million and $118 million for the three months ended June 30, 2021 and 2020, respectively, and $213 million and $315 million for the six months ended June 30, 2021 and 2020, respectively.
(b)Included FDIC-related expense of $177 million and $218 million for the three months ended June 30, 2021 and 2020, respectively, and $378 million and $317 million for the six months ended June 30, 2021 and 2020, respectively.
Quarterly results
Compensation expense increased largely driven by the impact of investments in the businesses. Performance-related compensation was relatively flat as the decline in CIB was offset in the other LOBs and Corporate.
Noncompensation expense increased predominantly as a result of:
•higher volume-related brokerage expense in CIB and distribution expense in AWM
•higher legal expense in Corporate, and
•higher marketing expense in CCB primarily travel-related benefits and investments in marketing campaigns, partially offset by
•lower volume-related expense in CCB, reflecting lower depreciation from lower auto lease assets, and
•lower contribution expense in the second quarter of 2021 given the $550 million donation of equity investments to the Firm's Foundation in the first quarter of 2021.

Year-to-date results
Compensation expense increased predominantly driven by higher performance-related compensation, and the impact of investments in the LOBs.
Noncompensation expense increased as a result of:
•higher volume-related brokerage expense in CIB and distribution expense in AWM
•higher contribution expense, which included a $550 million donation of equity investments to the Firm's Foundation in the first quarter of 2021
•higher marketing expense in CCB primarily travel-related benefits and investments in marketing campaigns, and
•higher investments, including technology,
partially offset by
•lower volume-related expense in CCB, reflecting lower depreciation from the lower auto lease assets
•lower other structural expense, particularly travel and entertainment, and
•lower legal expense.

Income tax expense
(in millions)	Three months ended June 30,			Six months ended June 30,
	2021	2020	Change	2021	2020	Change
Income before income tax expense	$15,097	$5,660	167%	$32,794	$8,870	270%
Income tax expense(a)	3,149	973	224	6,546	1,318	397
Effective tax rate(a)	20.9%	17.2%		20.0%	14.9%
(a)Prior-period amounts have been revised to conform with the current presentation. Refer to Note 1 for further information.

Quarterly results
The effective tax rate increased predominantly driven by a higher level of pre-tax income and changes in the level and mix of income and expenses subject to U.S. federal, state and local taxes, as well as the impact of tax reserve changes.
Year-to-date results
The effective tax rate increased driven by a higher level of pre-tax income and changes in the level and mix of income and expenses subject to U.S. federal, state and local taxes that also reduced the relative impact of certain tax benefits, the resolution of tax audits, and tax reserve changes.

CONSOLIDATED BALANCE SHEETS AND CASH FLOWS ANALYSIS
Consolidated balance sheets analysis
The following is a discussion of the significant changes between June 30, 2021, and December 31, 2020.

Selected Consolidated balance sheets data
(in millions)	June 30, 2021	December 31, 2020	Change
Assets
Cash and due from banks	$26,592	$24,874	7%
Deposits with banks	678,829	502,735	35
Federal funds sold and securities purchased under resale agreements	260,987	296,284	(12)
Securities borrowed	186,376	160,635	16
Trading assets	520,588	503,126	3
Available-for-sale securities	232,161	388,178	(40)
Held-to-maturity securities, net of allowance for credit losses	341,476	201,821	69
Investment securities, net of allowance for credit losses	573,637	589,999	(3)
Loans	1,040,954	1,012,853	3
Allowance for loan losses	(19,500)	(28,328)	(31)
Loans, net of allowance for loan losses	1,021,454	984,525	4
Accrued interest and accounts receivable	125,253	90,503	38
Premises and equipment	26,631	27,109	(2)
Goodwill, MSRs and other intangible assets	54,655	53,428	2
Other assets(a)	209,254	151,539	38
Total assets	$3,684,256	$3,384,757	9%
(a) Prior-period amount has been revised to conform with the current presentation. Refer to Note 1 for further information.
Cash and due from banks and deposits with banks increased primarily as a result of the continued growth in deposits and limited deployment opportunities in Treasury and CIO. Deposits with banks reflect the Firm’s placements of its excess cash with various central banks, including the Federal Reserve Banks.
Federal funds sold and securities purchased under resale agreements decreased driven by:
•lower deployment of funds in Treasury and CIO, and lower client-driven market-making activities in CIB, partially offset by
•higher demand for securities to cover short positions in CIB.
Refer to Liquidity Risk Management on pages 51-55 and Note 10 for additional information.
Securities borrowed increased driven by CIB reflecting higher client-driven activities in Fixed Income Markets, and an increase in the demand for securities to cover short positions in Equity Markets. Refer to Liquidity Risk Management on pages 51-55 and Note 10 for additional information.
Trading assets increased reflecting;
•strong client-driven market-making activities in equity instruments, largely in prime brokerage, partially offset by
•lower debt instruments, in CIB Fixed Income Markets, and
•lower deployment of funds in Treasury and CIO.
Refer to Notes 2 and 4 for additional information.

Investment securities decreased due to paydowns and net sales in available-for-sale ("AFS"), partially offset by the net impact of purchases and paydowns in held-to-maturity. AFS securities of $104.5 billion were transferred to the HTM portfolio for capital management purposes. Refer to Corporate segment results on pages 42-43, Investment Portfolio Risk Management on page 75, and Notes 2 and 9 for additional information.
Loans increased, reflecting:
•higher secured lending in CIB Markets; and in AWM higher securities-based and custom lending, as well as mortgages, partially offset by
•lower loans in CCB and CB, which included the impact of PPP forgiveness.
The allowance for loan losses decreased, consisting of:
•a $7.0 billion reduction in consumer, predominantly in the credit card portfolio, reflecting improvements in the Firm's economic outlook; and in the residential real estate portfolio, primarily due to continued improvements in HPI expectations, and
•a $1.8 billion net reduction in wholesale, across the LOBs, reflecting improvements in the Firm's economic outlook.
There was a $589 million net addition to the allowance for lending-related commitments, driven by wholesale. This allowance is included in other liabilities on the consolidated balance sheets. The total net reduction to the allowance for credit losses was $8.2 billion, as of June 30, 2021.
Refer to Credit and Investment Risk Management on pages 56-75, and Notes 2, 3, 11 and 12 for a more detailed discussion of loans and the allowance for loan losses.

Accrued interest and accounts receivable increased predominantly due to higher client receivables related to client-driven activities in CIB Markets, including prime brokerage.
Goodwill, MSRs and other intangibles increased driven by higher MSRs as a result of net additions, as well as lower prepayment speeds on higher rates. Refer to Note 14 for additional information.
Other assets increased predominantly due to the impact of securities financing transactions in CIB prime brokerage, as well as higher cash collateral placed with central counterparties ("CCPs"). Refer to Note 10 for additional information on securities financing transactions.

Selected Consolidated balance sheets data (continued)
(in millions)	June 30, 2021	December 31, 2020	Change
Liabilities
Deposits	$2,305,217	$2,144,257	8%
Federal funds purchased and securities loaned or sold under repurchase agreements	245,437	215,209	14
Short-term borrowings	51,938	45,208	15
Trading liabilities	183,867	170,181	8
Accounts payable and other liabilities(a)	297,082	231,285	28
Beneficial interests issued by consolidated variable interest entities (“VIEs”)	14,403	17,578	(18)
Long-term debt	299,926	281,685	6
Total liabilities	3,397,870	3,105,403	9
Stockholders’ equity	286,386	279,354	3
Total liabilities and stockholders’ equity	$3,684,256	$3,384,757	9%
(a) Prior-period amount has been revised to conform with the current presentation. Refer to Note 1 for further information.
Deposits increased across the LOBs primarily driven by the effect of certain government actions in response to the COVID 19 pandemic. In CCB, the increase was also driven by growth from existing and new accounts across both consumer and small business customers. Refer to Liquidity Risk Management on pages 51-55 and Notes 2 and 15 for additional information.
Federal funds purchased and securities loaned or sold under repurchase agreements increased reflecting:
•the impact of client activities and higher secured financing of trading assets in CIB, partially offset by
•lower secured financing of AFS investment securities in Treasury and CIO.
Refer to Liquidity Risk Management on pages 51-55 and Note 10 for additional information.
Short-term borrowings increased predominantly as a result of higher financing of prime brokerage activities in CIB. Refer to pages 51-55 for information on changes in Liquidity Risk Management.
Trading liabilities increased due to client-driven market-making activities in CIB Fixed Income Markets, which resulted in higher levels of short positions in debt instruments, partially offset by lower derivative payables primarily as a result of market movements. Refer to Notes 2 and 4 for additional information.

Accounts payable and other liabilities increased predominantly due to the impact of securities financing transactions and higher client payables related to client-driven activities, both in CIB prime brokerage. Refer to Note 10 for additional information on securities financing transactions.
Beneficial interests issued by consolidated VIEs decreased predominantly driven by maturities of credit card securitizations in Treasury and CIO. Refer to Off-Balance Sheet Arrangements on page 18 and Notes 13 and 22 for additional information on Firm-sponsored VIEs and loan securitization trusts.
Long-term debt increased driven by net issuances, partially offset by fair value hedge accounting adjustments related to higher rates. Refer to Liquidity Risk Management on pages 51-55 for additional information.
Stockholders’ equity increased reflecting net income, partially offset by the impact of capital actions, and the decrease in accumulated other comprehensive income (“AOCI”). The decrease in AOCI was driven by the impact of higher rates on the AFS securities portfolio and cash flow hedges. Refer to page 92 for information on changes in stockholders’ equity, Capital actions on pages 48-49, and Note 19 for additional information on AOCI.

Consolidated cash flows analysis
The following is a discussion of cash flow activities during the six months ended June 30, 2021 and 2020.

(in millions)	Six months ended June 30,
	2021	2020
Net cash provided by/(used in)
Operating activities	$(30,342)	$(37,170)
Investing activities	33,089	(183,479)
Financing activities	180,968	451,436
Effect of exchange rate changes on cash	(5,903)	(689)
Net increase in cash and due from banks and deposits with banks	$177,812	$230,098
Operating activities
•In 2021, cash used resulted from higher accrued interest and accounts receivable and securities borrowed, partially offset by higher accounts payable and other liabilities.
•In 2020, cash used resulted from higher trading assets and other assets, largely offset by higher trading liabilities and accounts payable and other liabilities.
Investing activities
•In 2021, cash provided reflected lower securities purchased under resale agreements, partially offset by net originations of loans.
•In 2020, cash used was driven by net purchases of investment securities and net loan originations.

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
* * *
Refer to Consolidated Balance Sheets Analysis on pages 15-16, Capital Risk Management on pages 45-50, and Liquidity Risk Management on pages 51-55 of this Form 10-Q, and pages 102–108 of JPMorgan Chase’s 2020 Form 10-K for a further discussion of the activities affecting the Firm’s cash flows.

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

Type of off-balance sheet arrangement	Location of disclosure	Page references
Special-purpose entities: variable interests and other obligations, including contingent obligations, arising from variable interests in nonconsolidated VIEs	Refer to Note 13	152-157
Off-balance sheet lending-related financial instruments, guarantees, and other commitments	Refer to Note 22	168-171

EXPLANATION AND RECONCILIATION OF THE FIRM’S USE OF NON-GAAP FINANCIAL MEASURES
The Firm prepares its Consolidated Financial Statements in accordance with U.S. GAAP and this presentation is referred to as “reported” basis; these financial statements appear on pages 89-93.
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
•Adjusted expense, which represents noninterest expense excluding Firmwide legal expense
•Allowance for loan losses to period-end loans retained, excluding trade finance and conduits.
Refer to Explanation and Reconciliation of the Firm’s Use Of Non-GAAP Financial Measures and Key Performance Measures on pages 62–64 of JPMorgan Chase’s 2020 Form 10-K for a further discussion of management’s use of non-GAAP financial measures.
The following summary tables provide a reconciliation from the Firm’s reported U.S. GAAP results to managed basis.

	Three months ended June 30,
	2021			2020
(in millions, except ratios)	Reported	Fully taxable-equivalent adjustments(b)	Managed basis	Reported	Fully taxable-equivalent adjustments(b)	Managed basis
Other income(a)	$1,195	$807	$2,002	$1,137	$635	$1,772
Total noninterest revenue	17,738	807	18,545	19,222	635	19,857
Net interest income	12,741	109	12,850	13,853	107	13,960
Total net revenue	30,479	916	31,395	33,075	742	33,817
Total noninterest expense	17,667	NA	17,667	16,942	NA	16,942
Pre-provision profit	12,812	916	13,728	16,133	742	16,875
Provision for credit losses	(2,285)	NA	(2,285)	10,473	NA	10,473
Income before income tax expense	15,097	916	16,013	5,660	742	6,402
Income tax expense(a)	3,149	916	4,065	973	742	1,715
Net income	$11,948	NA	$11,948	$4,687	NA	$4,687

Overhead ratio(a)	58%	NM	56%	51%	NM	50%

	Six months ended June 30,
	2021			2020
(in millions, except ratios)	Reported	Fully taxable-equivalent adjustments(b)	Managed basis	Reported	Fully taxable-equivalent adjustments(b)	Managed basis
Other income(a)	$2,318	$1,551	$3,869	$2,387	$1,249	$3,636
Total noninterest revenue	37,115	1,551	38,666	33,069	1,249	34,318
Net interest income	25,630	218	25,848	28,292	217	28,509
Total net revenue	62,745	1,769	64,514	61,361	1,466	62,827
Total noninterest expense	36,392	NA	36,392	33,733	NA	33,733
Pre-provision profit	26,353	1,769	28,122	27,628	1,466	29,094
Provision for credit losses	(6,441)	NA	(6,441)	18,758	NA	18,758
Income before income tax expense	32,794	1,769	34,563	8,870	1,466	10,336
Income tax expense(a)	6,546	1,769	8,315	1,318	1,466	2,784
Net income	$26,248	NA	$26,248	$7,552	NA	$7,552

Overhead ratio(a)	58%	NM	56%	55%	NM	54%
(a)Prior-period amounts have been revised to conform with the current presentation. Refer to Note 1 for further information.
(b)Predominantly recognized in CIB, CB and Corporate.

The following table provides information on net interest income and net yield excluding CIB Markets.

(in millions, except rates)	Three months ended June 30,			Six months ended June 30,
	2021	2020	Change	2021	2020	Change
Net interest income – reported	$12,741	$13,853	(8)%	$25,630	$28,292	(9)%
Fully taxable-equivalent adjustments	109	107	2	218	217	—
Net interest income – managed basis(a)	$12,850	$13,960	(8)	$25,848	$28,509	(9)
Less: CIB Markets net interest income(b)	1,987	2,536	(22)	4,210	4,132	2
Net interest income excluding CIB Markets(a)	$10,863	$11,424	(5)	$21,638	$24,377	(11)

Average interest-earning assets	$3,177,195	$2,819,689	13	$3,152,022	$2,642,619	19
Less: Average CIB Markets interest-earning assets(b)	882,848	795,511	11	874,764	765,681	14
Average interest-earning assets excluding CIB Markets	$2,294,347	$2,024,178	13%	$2,277,258	$1,876,938	21%
Net yield on average interest-earning assets – managed basis	1.62%	1.99%		1.65%	2.17%
Net yield on average CIB Markets interest-earning assets(b)	0.90	1.28		0.97	1.09
Net yield on average interest-earning assets excluding CIB Markets	1.90%	2.27%		1.92%	2.61%
(a)Interest includes the effect of related hedges. Taxable-equivalent amounts are used where applicable.
(b)Refer to page 32 for further information on CIB Markets.
The following summary table provides a reconciliation from the Firm’s common stockholders’ equity to TCE.

	Period-end		Average
(in millions, except per share and ratio data)	Jun 30, 2021	Dec 31, 2020	Three months ended June 30,		Six months ended June 30,
			2021	2020	2021	2020
Common stockholders’ equity	$253,548	$249,291	$250,849	$234,408	$248,209	$234,469
Less: Goodwill	49,256	49,248	49,260	47,805	49,254	47,808
Less: Other intangible assets	850	904	864	791	877	802
Add: Certain deferred tax liabilities(a)	2,461	2,453	2,459	2,393	2,457	2,388
Tangible common equity	$205,903	$201,592	$203,184	$188,205	$200,535	$188,247

Return on tangible common equity	NA	NA	23%	9%	26%	7%
Tangible book value per share	$68.91	$66.11	NA	NA	N/A	N/A
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
The business segments are determined based on the products and services provided, or the type of customer served, and they reflect the manner in which financial information is currently evaluated by the Firm’s Operating Committee. Segment results are presented on a managed basis. Refer to Explanation and Reconciliation of the Firm’s use of Non-GAAP Financial Measures on pages 19-20 for a definition of managed basis.
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
Capital allocation
The amount of capital assigned to each segment is referred to as equity. Periodically, the assumptions and methodologies used to allocate capital are reassessed and as a result, the capital allocated to the LOBs may change. Refer to Line of business equity on page 48, and page 98 of JPMorgan Chase’s 2020 Form 10-K for additional information on capital allocation.
Refer to Business Segment Results – Description of business segment reporting methodology on pages 65–66 of JPMorgan Chase’s 2020 Form 10-K for a further discussion of those methodologies.

Segment results – managed basis
The following tables summarize the Firm’s results by segment for the periods indicated.

Three months ended June 30,	Consumer & Community Banking			Corporate & Investment Bank			Commercial Banking
(in millions, except ratios)	2021	2020	Change	2021	2020	Change	2021	2020	Change
Total net revenue	$12,760	$12,358	3%	$13,214	$16,383	(19)%	$2,483	$2,400	3%
Total noninterest expense	7,062	6,767	4	6,523	6,812	(4)	981	893	10
Pre-provision profit/(loss)	5,698	5,591	2	6,691	9,571	(30)	1,502	1,507	—
Provision for credit losses	(1,868)	5,828	NM	(79)	1,987	NM	(377)	2,431	NM
Net income/(loss)	5,634	(176)	NM	4,985	5,451	(9)	1,420	(681)	NM
Return on equity (“ROE”)	44%	(2)%		23%	27%		23%	(13)%

Three months ended June 30,	Asset & Wealth Management			Corporate			Total
(in millions, except ratios)	2021	2020	Change	2021	2020	Change	2021	2020	Change
Total net revenue	$4,107	$3,430	20%	$(1,169)	$(754)	(55)%	$31,395	$33,817	(7)%
Total noninterest expense	2,586	2,323	11	515	147	250	17,667	16,942	4
Pre-provision profit/(loss)	1,521	1,107	37	(1,684)	(901)	(87)	13,728	16,875	(19)
Provision for credit losses	(10)	223	NM	49	4	NM	(2,285)	10,473	NM
Net income/(loss)	1,153	661	74	(1,244)	(568)	(119)	11,948	4,687	155
ROE	32%	24%		NM	NM		18%	7%

Six months ended June 30,	Consumer & Community Banking			Corporate & Investment Bank			Commercial Banking
(in millions, except ratios)	2021	2020	Change	2021	2020	Change	2021	2020	Change
Total net revenue	$25,277	$25,645	(1)%	$27,819	$26,386	5%	$4,876	$4,565	7%
Total noninterest expense	14,264	14,036	2	13,627	12,767	7	1,950	1,879	4
Pre-provision profit/(loss)	11,013	11,609	(5)	14,192	13,619	4	2,926	2,686	9
Provision for credit losses	(5,470)	11,600	NM	(410)	3,388	NM	(495)	3,441	NM
Net income/(loss)	12,362	21	NM	10,725	7,436	44	2,588	(542)	NM
ROE	49%	(1)%		25%	18%		21%	(6)%

Six months ended June 30,	Asset & Wealth Management			Corporate			Total
(in millions, except ratios)	2021	2020	Change	2021	2020	Change	2021	2020	Change
Total net revenue	$8,184	$6,819	20%	$(1,642)	$(588)	(179)%	$64,514	$62,827	3%
Total noninterest expense	5,160	4,758	8	1,391	293	375	36,392	33,733	8
Pre-provision profit/(loss)	3,024	2,061	47	(3,033)	(881)	(244)	28,122	29,094	(3)
Provision for credit losses	(131)	317	NM	65	12	442	(6,441)	18,758	NM
Net income/(loss)	2,397	1,330	80	(1,824)	(693)	(163)	26,248	7,552	248
ROE	34%	25%		NM	NM		21%	6%
The following sections provide a comparative discussion of the Firm’s results by segment as of or for the three and six months ended June 30, 2021 versus the corresponding periods in the prior year, unless otherwise specified.

CONSUMER & COMMUNITY BANKING
Refer to pages 67–70 of JPMorgan Chase's 2020 Form 10-K and Line of Business Metrics on page 187 for a further discussion of the business profile of CCB.

Selected income statement data
	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2021	2020	Change	2021	2020	Change
Revenue
Lending- and deposit-related fees	$753	$617	22%	$1,495	$1,589	(6)%
Asset management, administration and commissions	866	634	37	1,671	1,342	25
Mortgage fees and related income	548	917	(40)	1,251	1,237	1
Card income	1,238	667	86	2,237	1,319	70
All other income	1,321	1,387	(5)	2,660	2,832	(6)
Noninterest revenue	4,726	4,222	12	9,314	8,319	12
Net interest income	8,034	8,136	(1)	15,963	17,326	(8)
Total net revenue	12,760	12,358	3	25,277	25,645	(1)

Provision for credit losses	(1,868)	5,828	NM	(5,470)	11,600	NM

Noninterest expense
Compensation expense	2,977	2,694	11	5,953	5,476	9
Noncompensation expense(a)	4,085	4,073	—	8,311	8,560	(3)
Total noninterest expense	7,062	6,767	4	14,264	14,036	2
Income before income tax expense	7,566	(237)	NM	16,483	9	NM
Income tax expense	1,932	(61)	NM	4,121	(12)	NM
Net income	$5,634	$(176)	NM	$12,362	$21	NM

Revenue by line of business
Consumer & Business Banking	$6,016	$5,248	15	$11,651	$11,514	1
Home Lending	1,349	1,687	(20)	2,807	2,848	(1)
Card & Auto	5,395	5,423	(1)	10,819	11,283	(4)

Mortgage fees and related income details:
Production revenue	517	742	(30)	1,274	1,061	20
Net mortgage servicing revenue(b)	31	175	(82)	(23)	176	NM
Mortgage fees and related income	$548	$917	(40)%	$1,251	$1,237	1%

Financial ratios
Return on equity	44%	(2)%		49%	(1)%
Overhead ratio	55	55		56	55
(a)Included depreciation expense on leased assets of $856 million and $1.1 billion for the three months ended June 30, 2021 and 2020, respectively, and $1.8 billion and $2.2 billion for the six months ended June 30, 2021 and 2020, respectively.
(b)Included MSR risk management results of $(103) million and $79 million for the three months ended June 30, 2021 and 2020, respectively, and $(218) million and $(11) million for the six months ended June 30, 2021 and 2020, respectively.

Quarterly results
Net income was $5.6 billion, up $5.8 billion, predominantly driven by a decrease in the provision for credit losses.
Net revenue was $12.8 billion, an increase of 3%.
Net interest income was $8.0 billion, down 1%, driven by:
•lower loans in Card due to the impact of higher payments and lower cumulative sales volume throughout 2020, and deposit margin compression in CBB, predominantly offset by
•growth in deposits, accelerated recognition of deferred processing fees due to PPP loan forgiveness in CBB and lower funding costs in Card.
Noninterest revenue was $4.7 billion, up 12%, driven by:
•higher card income due to higher net interchange income reflecting the acceleration in the second quarter of 2021 of debit and credit card sales volume, above pre-pandemic levels, and lower acquisition costs,
•a higher level of client investment assets on higher average market levels and net inflows, and
•higher deposit-related fees due to higher transaction activity, largely offset by
•lower mortgage production revenue reflecting lower production margins partially offset by higher volumes,
•lower net mortgage servicing revenue reflecting a net loss in MSR risk management results, compared with a net gain in the prior period, and
•lower auto lease volume.
Refer to Note 14 for further information regarding changes in the value of the MSR asset and related hedges, and mortgage fees and related income.
Noninterest expense was $7.1 billion, up 4%, driven by:
•continued investments in the business and higher volume- and revenue-related expense, including marketing expense reflecting higher travel-related benefits and marketing campaigns, partially offset by
•lower depreciation from lower auto lease assets.
The provision for credit losses was a net benefit of $1.9 billion, compared with an expense of $5.8 billion in the prior year, driven by:
•a $2.6 billion reduction in the allowance for credit losses, driven by improvements in the Firm’s economic outlook, consisting of $1.8 billion in Card, $600 million in Home Lending, primarily due to continued improvement in HPI expectations, $125 million in CBB and $75 million in Auto, and
•lower net charge-offs predominantly in Card, reflecting lower charge-offs and higher recoveries as consumer cash balances remained elevated benefiting from the ongoing impact of government stimulus and payment assistance programs.
The prior year included a $4.6 billion addition to the allowance for credit losses.
Refer to Credit and Investment Risk Management on pages 56-75 and Allowance for Credit Losses on pages 73-74 for further discussions of the credit portfolios and the allowance for credit losses.
Year-to-date results
Net income was $12.4 billion, up $12.3 billion, driven by a decrease in the provision for credit losses.
Net revenue was $25.3 billion, a decrease of 1%.
Net interest income was $16.0 billion, down 8%, driven by:
•the impact of deposit margin compression in CBB and lower loans in Card due to the impact of higher payments and lower cumulative sales volume throughout 2020, largely offset by
•growth in deposits and accelerated recognition of deferred processing fees due to PPP loan forgiveness in CBB.
Noninterest revenue was $9.3 billion, up 12%, driven by:
•higher card income due to higher net interchange income reflecting the acceleration in the first half of 2021 of debit and credit card sales volume, above pre-pandemic levels, and lower acquisition costs,
•higher mortgage production revenue reflecting higher production volumes, and
•a higher level of client investment assets on higher average market levels and net inflows, partially offset by
•lower net mortgage servicing revenue as a result of a higher net loss in MSR risk management results
•lower auto lease volume, and
•lower overdraft fees.
Noninterest expense was $14.3 billion, up 2%, reflecting:
•continued investments in the business and higher volume- and revenue-related expense, including marketing expense reflecting higher travel-related benefits and marketing campaigns, largely offset by
•lower deprecation from lower auto lease assets, and
•lower structural expenses.
The provision for credit losses was a net benefit of $5.5 billion, compared with an expense of $11.6 billion in the prior year, driven by:
•a $7.2 billion reduction in the allowance for credit losses, driven by improvements in the Firm’s economic outlook, consisting of $5.3 billion in Card, $1.2 billion in Home Lending, primarily due to continued improvement in HPI expectations, $475 million in CBB and $225 million in Auto, and
•lower net charge-offs predominantly in Card, reflecting lower charge-offs and higher recoveries as consumer cash balances remained elevated benefiting from the ongoing impact of government stimulus and payment assistance programs.
The prior year included a $9.0 billion addition to the allowance for credit losses.

Selected metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except headcount)	2021	2020	Change	2021	2020	Change
Selected balance sheet data (period-end)
Total assets	$494,305	$498,658	(1)%	$494,305	$498,658	(1)%
Loans:
Consumer & Business Banking(a)	46,228	49,305	(6)	46,228	49,305	(6)
Home Lending(b)	179,371	195,664	(8)	179,371	195,664	(8)
Card	141,802	141,656	—	141,802	141,656	—
Auto	67,598	59,287	14	67,598	59,287	14
Total loans	434,999	445,912	(2)	434,999	445,912	(2)
Deposits	1,056,507	885,535	19	1,056,507	885,535	19
Equity	50,000	52,000	(4)	50,000	52,000	(4)
Selected balance sheet data (average)
Total assets	$485,209	$504,571	(4)	$484,868	$515,133	(6)
Loans:
Consumer & Business Banking	49,356	43,442	14	49,611	36,506	36
Home Lending(c)	177,444	199,532	(11)	179,832	205,434	(12)
Card	136,149	142,377	(4)	135,520	152,518	(11)
Auto	67,183	60,306	11	67,072	60,599	11
Total loans	430,132	445,657	(3)	432,035	455,057	(5)
Deposits	1,047,771	840,467	25	1,013,917	790,088	28
Equity	50,000	52,000	(4)	50,000	52,000	(4)

Headcount	125,300	123,765	1%	125,300	123,765	1%
(a)At June 30, 2021 and 2020, included $16.7 billion and $19.9 billion of loans, respectively, in Business Banking under the PPP. Refer to Credit Portfolio on page 57 for a further discussion of the PPP.
(b)At June 30, 2021 and 2020, Home Lending loans held-for-sale and loans at fair value were $16.5 billion and $8.6 billion, respectively.
(c)Average Home Lending loans held-for sale and loans at fair value were $14.2 billion and $8.7 billion for the three months ended June 30, 2021 and 2020, respectively, and $13.3 billion and $12.2 billion for the six months ended June 30, 2021 and 2020, respectively.

Selected metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except ratio data)	2021	2020	Change	2021	2020	Change
Credit data and quality statistics
Nonaccrual loans(a)(b)(c)	$5,256	$4,422	19%	$5,256	$4,422	19%

Net charge-offs/(recoveries)
Consumer & Business Banking	72	60	20	137	134	2
Home Lending	(79)	(5)	NM	(130)	(127)	(2)
Card	755	1,178	(36)	1,738	2,491	(30)
Auto	(16)	45	NM	10	93	(89)
Total net charge-offs/(recoveries)	$732	$1,278	(43)	$1,755	$2,591	(32)

Net charge-off/(recovery) rate
Consumer & Business Banking(d)	0.59%	0.56%		0.56%	0.74%
Home Lending	(0.19)	(0.01)		(0.16)	(0.13)
Card	2.24	3.33		2.60	3.28
Auto	(0.10)	0.30		0.03	0.31
Total net charge-off/(recovery) rate	0.71%	1.18%		0.85%	1.18%

30+ day delinquency rate(e)
Home Lending(f)	1.08%	1.30%		1.08%	1.30%
Card	1.01	1.71		1.01	1.71
Auto	0.42	0.54		0.42	0.54

90+ day delinquency rate - Card(e)	0.54%	0.93%		0.54%	0.93%

Allowance for loan losses
Consumer & Business Banking	$897	$1,372	(35)	$897	$1,372	(35)
Home Lending	630	2,957	(79)	630	2,957	(79)
Card	12,500	17,800	(30)	12,500	17,800	(30)
Auto	817	1,044	(22)	817	1,044	(22)
Total allowance for loan losses	$14,844	$23,173	(36)%	$14,844	$23,173	(36)%
(a)At June 30, 2021 and 2020, nonaccrual loans excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $397 million and $561 million, respectively. These amounts have been excluded based upon the government guarantee.
(b)Generally excludes loans that were under payment deferral programs offered in response to the COVID-19 pandemic. Refer to Consumer Credit Portfolio on pages 58-62 for further information on consumer payment assistance activity. The second quarter of 2021 includes loans to customers that have exited COVID-19 payment deferral programs and are 90 or more days past due, predominantly all of which were considered collateral-dependent at time of exit from COVID-19 payment deferral programs and charged down to the lower of amortized cost or fair value of the underlying collateral less costs to sell.
(c)Prior-period amount has been revised to conform with the current presentation.
(d)At June 30, 2021 and 2020, included $16.7 billion and $19.9 billion of loans, respectively, in Business Banking under the PPP. The Firm does not expect to realize material credit losses on PPP loans, because the loans are guaranteed by the SBA. Refer to Credit Portfolio on page 57 for a further discussion of the PPP.
(e)At June 30, 2021 and 2020, the principal balance of loans in Home Lending, Card and Auto under payment deferral programs offered in response to the COVID-19 pandemic were as follows: (1) $5.2 billion and $18.2 billion in Home Lending, respectively; (2) $55 million and $4.4 billion in Card, respectively; and (3) $89 million and $12.3 billion in Auto, respectively. Loans that are performing according to their modified terms are generally not considered delinquent. Refer to Consumer Credit Portfolio on pages 58-62 for further information on consumer payment assistance activity.
(f)At June 30, 2021 and 2020, excluded mortgage loans insured by U.S. government agencies of $483 million and $826 million, respectively, that are 30 or more days past due. These amounts have been excluded based upon the government guarantee.

Selected metrics
	As of or for the three months ended June 30,					As of or for the six months ended June 30,
(in billions, except ratios and where otherwise noted)	2021		2020		Change	2021		2020		Change
Business Metrics
Number of branches	4,869		4,923		(1)%	4,869		4,923		(1)%
Active digital customers (in thousands)(a)	56,915		54,505		4	56,915		54,505		4
Active mobile customers (in thousands)(b)	42,896		39,044		10	42,896		39,044		10
Debit and credit card sales volume	$344.3		$237.6		45	$634.6		$503.6		26

Consumer & Business Banking
Average deposits	$1,028.5		$821.6		25	$994.7		$773.3		29
Deposit margin	1.28%		1.52%			1.29%		1.77%
Business banking origination volume(c)	$2.2		$23.0		(91)	$12.2		$24.5		(50)
Client investment assets(d)	673.7		494.4		36	673.7		494.4		36
Number of client advisors	4,571		4,259		7	4,571		4,259		7

Home Lending
Mortgage origination volume by channel
Retail	$22.7		$18.0		26	$45.7		$32.1		42
Correspondent	16.9		6.2		173	33.2		20.2		64
Total mortgage origination volume(e)	$39.6		$24.2		64	$78.9		$52.3		51

Third-party mortgage loans serviced (period-end)	463.9		482.4		(4)	463.9		482.4		(4)
MSR carrying value (period-end)	4.5		3.1		45	4.5		3.1		45
Ratio of MSR carrying value (period-end) to third-party mortgage loans serviced (period-end)	0.97%		0.64%			0.97%		0.64%
MSR revenue multiple(f)	3.59	x	2.29	x		3.59	x	2.21	x

Credit Card
Credit card sales volume, excluding Commercial Card	$223.7		$148.5		51	$407.4		$327.6		24
Net revenue rate	11.32%		11.02%			11.43%		10.76%

Auto
Loan and lease origination volume	$12.4		$7.7		61	$23.6		$16.0		48
Average auto operating lease assets	19.6		22.6		(13)%	20.0		22.8		(13)%
(a)Users of all web and/or mobile platforms who have logged in within the past 90 days.
(b)Users of all mobile platforms who have logged in within the past 90 days.
(c)Included origination volume under the PPP of $1.3 billion and $21.5 billion for the three months ended June 30, 2021 and 2020, respectively, and $10.6 billion and $21.5 billion for the six months ended June 30, 2021 and 2020, respectively. Refer to Credit Portfolio on page 57 for a further discussion of the PPP.
(d)Includes assets invested in managed accounts and J.P. Morgan mutual funds where AWM is the investment manager. Refer to AWM segment results on pages 38-41 for additional information.
(e)Firmwide mortgage origination volume was $44.9 billion and $28.3 billion for the three months ended June 30, 2021 and 2020, respectively, and $88.1 billion and $60.2 billion for the six months ended June 30, 2021 and 2020, respectively.
(f)Represents the ratio of MSR carrying value (period-end) to third-party mortgage loans serviced (period-end) divided by the ratio of annualized loan servicing-related revenue to third-party mortgage loans serviced (average).

CORPORATE & INVESTMENT BANK
Refer to pages 71–76 of JPMorgan Chase’s 2020 Form 10-K and Line of Business Metrics on page 187 for a further discussion of the business profile of CIB.

Selected income statement data
	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2021	2020	Change	2021	2020	Change
Revenue
Investment banking fees	$3,572	$2,847	25%	$6,560	$4,754	38%
Principal transactions	4,026	7,400	(46)	10,071	10,588	(5)
Lending- and deposit-related fees	633	500	27	1,226	950	29
Asset management, administration and commissions	1,246	1,148	9	2,532	2,409	5
All other income	435	409	6	611	499	22
Noninterest revenue	9,912	12,304	(19)	21,000	19,200	9
Net interest income	3,302	4,079	(19)	6,819	7,186	(5)
Total net revenue(a)	13,214	16,383	(19)	27,819	26,386	5

Provision for credit losses	(79)	1,987	NM	(410)	3,388	NM

Noninterest expense
Compensation expense	3,582	3,997	(10)	7,911	7,003	13
Noncompensation expense	2,941	2,815	4	5,716	5,764	(1)
Total noninterest expense	6,523	6,812	(4)	13,627	12,767	7
Income before income tax expense	6,770	7,584	(11)	14,602	10,231	43
Income tax expense	1,785	2,133	(16)	3,877	2,795	39
Net income	$4,985	$5,451	(9)%	$10,725	$7,436	44%
Financial ratios
Return on equity	23%	27%		25%	18%
Overhead ratio	49	42		49	48
Compensation expense as percentage of total net revenue	27	24		28	27
(a)Includes tax-equivalent adjustments, predominantly due to income tax credits related to alternative energy investments; income tax credits and amortization of the cost of investments in affordable housing projects; and tax-exempt income from municipal bonds of $763 million and $591 million for the three months ended June 30, 2021 and 2020, respectively, and $1.5 billion and $1.2 billion for the six months ended June 30, 2021 and 2020, respectively. Prior-period tax-equivalent adjustment amounts have been revised to conform with the current presentation. Refer to Note 1 for further information.

Selected income statement data
	Three months ended June 30,			Six months ended June 30,
(in millions)	2021	2020	Change	2021	2020	Change
Revenue by business
Investment Banking	$3,424	$3,401	1%	$6,275	$4,287	46%
Wholesale Payments	1,453	1,387	5	2,845	2,801	2
Lending	229	270	(15)	494	620	(20)
Total Banking	5,106	5,058	1	9,614	7,708	25
Fixed Income Markets	4,098	7,338	(44)	9,859	12,331	(20)
Equity Markets	2,689	2,380	13	5,978	4,617	29
Securities Services	1,088	1,097	(1)	2,138	2,171	(2)
Credit Adjustments & Other(a)	233	510	(54)	230	(441)	NM
Total Markets & Securities Services	8,108	11,325	(28)	18,205	18,678	(3)
Total net revenue	$13,214	$16,383	(19)%	$27,819	$26,386	5%
(a)Consists primarily of centrally managed credit valuation adjustments (“CVA”), funding valuation adjustments (“FVA”) on derivatives, other valuation adjustments, and certain components of fair value option elected liabilities, which are primarily reported in principal transactions revenue. Results are presented net of associated hedging activities and net of CVA and FVA amounts allocated to Fixed Income Markets and Equity Markets.

Quarterly results
Net income was $5.0 billion, down 9%.
Net revenue was $13.2 billion, down 19%.
Banking revenue was $5.1 billion, up 1%.
•Investment Banking revenue was $3.4 billion, up 1%, driven by higher Investment Banking fees, up 25%, reflecting higher fees across products. The prior year included $659 million of markups on held-for-sale positions in the bridge financing portfolio. The Firm ranked #1 for Global Investment Banking fees, according to Dealogic.
–Advisory fees were $916 million, up 52%, driven by a higher number of completed transactions.
–Debt underwriting fees were $1.6 billion, up 26%, driven by an active acquisition finance market, partially offset by lower investment grade bond fees.
–Equity underwriting fees were $1.1 billion, up 9%, driven by an active IPO market, predominantly offset by lower fees from follow-on and convertible securities offerings.
•Wholesale Payments revenue was $1.5 billion, up 5%, driven by higher deposit balances and fees, predominantly offset by deposit margin compression.
•Lending revenue was $229 million, down 15%, driven by lower net interest income, largely offset by lower fair value losses on hedges of accrual loans compared to the prior year.
Markets & Securities Services revenue was $8.1 billion, down 28%. Markets revenue was $6.8 billion, down 30%.
•Fixed Income Markets revenue was $4.1 billion, down 44%, driven by lower revenue across products compared to a strong prior year.
•Equity Markets revenue was $2.7 billion, up 13%, driven by strong performance across prime brokerage, Cash Equities, and derivatives.
•Securities Services revenue was $1.1 billion, down 1%, driven by deposit margin compression predominantly offset by growth in deposits and fees.
•Credit Adjustments & Other was a gain of $233 million largely driven by valuation adjustments related to certain collateralized derivatives. The prior year gain of $510 million was driven by funding spread tightening on derivatives.
Noninterest expense was $6.5 billion, down 4%, driven by lower revenue-related expense, primarily performance-related compensation, partially offset by higher volume-related brokerage expense.
The provision for credit losses was a net benefit of $79 million, driven by a net reduction in the allowance for credit losses, compared with an expense of $2.0 billion in the prior year.
Refer to Credit and Investment Risk Management on pages 56-75 and Allowance for Credit Losses on pages 73-74 for further discussions of the credit portfolios and the allowance for credit losses.
Year-to-date results
Net income was $10.7 billion, up 44%.
Net revenue was $27.8 billion, up 5%.
Banking revenue was $9.6 billion, up 25%.
•Investment Banking revenue was $6.3 billion, up 46%, driven by higher Investment Banking fees, up 38%, reflecting higher fees across products, and the absence of prior year net markdowns of $161 million on held-for-sale positions in the bridge financing portfolio. The Firm ranked #1 for Global Investment Banking fees, according to Dealogic.
–Equity underwriting fees were $2.1 billion, up 62%, driven by an active IPO market.
–Debt underwriting fees were $2.8 billion, up 22%, driven by an active acquisition finance market.
–Advisory fees were $1.6 billion, up 44%, driven by a higher number of completed transactions.
•Wholesale Payments revenue was $2.8 billion, up 2%, driven by higher deposit balances and fees, predominantly offset by deposit margin compression.
•Lending revenue was $494 million, down 20%, driven by lower net interest income, partially offset by higher loan commitment fees.
Markets & Securities Services revenue was $18.2 billion, down 3%. Markets revenue was $15.8 billion, down 7%.
•Fixed Income Markets revenue was $9.9 billion, down 20%, driven by lower revenue in Rates and Currencies & Emerging Markets compared to a strong prior year, partially offset by higher revenue in Securitized Products.
•Equity Markets revenue was $6.0 billion, up 29%, driven by strong performance across derivatives, prime brokerage, and Cash Equities.
•Securities Services revenue was $2.1 billion, down 2%, with deposit margin compression offset by growth in deposits and fees.
•Credit Adjustments & Other was a gain of $230 million largely driven by valuation adjustments related to certain collateralized derivatives. The prior year loss of $441 million was predominantly driven by losses on certain components of fair value option elected liabilities, as well as the impact of funding spread widening on derivatives.
Noninterest expense was $13.6 billion, up 7%, predominantly driven by higher volume- and revenue-related expense, largely performance-related compensation, partially offset by lower legal expense.
The provision for credit losses was a net benefit of $410 million, driven by a net reduction in the allowance for credit losses, compared with an expense of $3.4 billion in the prior year.

Selected metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except headcount)	2021	2020	Change	2021	2020	Change
Selected balance sheet data (period-end)
Total assets(a)	$1,363,992	$1,080,189	26%	$1,363,992	$1,080,189	26%
Loans:
Loans retained(b)	144,764	140,770	3	144,764	140,770	3
Loans held-for-sale and loans at fair value(c)	56,668	34,017	67	56,668	34,017	67
Total loans	201,432	174,787	15	201,432	174,787	15
Equity	83,000	80,000	4	83,000	80,000	4
Selected balance sheet data (average)
Total assets(a)	$1,371,218	$1,166,867	18	$1,332,755	$1,124,389	19
Trading assets-debt and equity instruments	469,625	421,953	11	467,172	410,229	14
Trading assets-derivative receivables	73,642	76,710	(4)	75,678	65,922	15
Loans:
Loans retained(b)	$140,096	$154,038	(9)	$138,454	$141,438	(2)
Loans held-for-sale and loans at fair value(c)	52,376	33,538	56	49,042	34,374	43
Total loans	$192,472	$187,576	3	$187,496	$175,812	7
Equity	83,000	80,000	4	83,000	80,000	4
Headcount(d)	64,261	60,950	5%	64,261	60,950	5%
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
(d)During the six months ended June 30, 2021, 1,155 technology and risk management employees were transferred from Corporate to CIB.

Selected metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except ratios)	2021	2020	Change	2021	2020	Change
Credit data and quality statistics
Net charge-offs/(recoveries)	$(12)	$204	NM	$(19)	$259	NM
Nonperforming assets:
Nonaccrual loans:
Nonaccrual loans retained(a)	$783	$1,195	(34)%	$783	$1,195	(34)
Nonaccrual loans held-for-sale and loans at fair value(b)	1,187	1,510	(21)	1,187	1,510	(21)
Total nonaccrual loans	1,970	2,705	(27)	1,970	2,705	(27)
Derivative receivables	481	108	345	481	108	345
Assets acquired in loan satisfactions	95	35	171	95	35	171
Total nonperforming assets	$2,546	$2,848	(11)	$2,546	$2,848	(11)
Allowance for credit losses:
Allowance for loan losses(c)	$1,607	$3,039	(47)	$1,607	$3,039	(47)
Allowance for lending-related commitments(c)	1,902	1,634	16	1,902	1,634	16
Total allowance for credit losses	$3,509	$4,673	(25)%	$3,509	$4,673	(25)%
Net charge-off/(recovery) rate(c)(d)	(0.03)%	0.53%		(0.03)%	0.37%
Allowance for loan losses to period-end loans retained(c)	1.11	2.16		1.11	2.16
Allowance for loan losses to period-end loans retained, excluding trade finance and conduits(c)(e)	1.53	2.87		1.53	2.87
Allowance for loan losses to nonaccrual loans retained(a)(c)	205	254		205	254
Nonaccrual loans to total period-end loans	0.98%	1.55%		0.98%	1.55%
(a)Allowance for loan losses of $180 million and $340 million were held against these nonaccrual loans at June 30, 2021 and 2020, respectively.
(b)At June 30, 2021 and 2020, nonaccrual loans excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $316 million and $135 million, respectively. These amounts have been excluded based upon the government guarantee.
(c)Prior-period amounts have been revised to conform with the current presentation.
(d)Loans held-for-sale and loans at fair value were excluded when calculating the net charge-off/(recovery) rate.
(e)Management uses allowance for loan losses to period-end loans retained, excluding trade finance and conduits, a non-GAAP financial measure, to provide a more meaningful assessment of CIB’s allowance coverage ratio.

Investment banking fees
	Three months ended June 30,			Six months ended June 30,
(in millions)	2021	2020	Change	2021	2020	Change
Advisory	$916	$602	52%	$1,596	$1,105	44%
Equity underwriting	1,063	977	9	2,119	1,308	62
Debt underwriting(a)	1,593	1,268	26	2,845	2,341	22
Total investment banking fees	$3,572	$2,847	25%	$6,560	$4,754	38%
(a)Represents long-term debt and loan syndications.

League table results – wallet share
	Three months ended June 30,				Six months ended June 30,				Full-year 2020
	2021		2020		2021		2020
	Rank	Share	Rank	Share	Rank	Share	Rank	Share	Rank	Share
Based on fees(a)
M&A(b)
Global	# 2	10.6%	# 1	10.0%	# 2	9.5%	# 2	9.0%	# 2	9.0%
U.S.	2	11.4	4	8.1	2	10.3	2	8.6	2	9.4
Equity and equity-related(c)
Global	1	10.4	2	11.7	3	8.7	2	10.9	2	8.6
U.S.	1	14.3	2	13.1	3	9.8	2	12.9	2	11.2
Long-term debt(d)
Global	1	9.0	1	9.7	1	9.1	1	9.3	1	8.9
U.S.	1	13.5	1	13.5	1	13.0	1	13.0	1	12.8
Loan syndications
Global	1	10.8	1	9.4	1	11.9	1	10.1	1	11.1
U.S.	1	12.3	1	10.3	1	13.9	1	10.2	1	11.6
Global investment banking fees(e)	# 1	10.1%	# 1	10.4%	# 1	9.4%	# 1	9.7%	# 1	9.1%
(a)Source: Dealogic as of July 1, 2021. Reflects the ranking of revenue wallet and market share.
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
For the periods presented below, the predominant source of principal transactions revenue was the amount recognized upon executing new transactions.

	Three months ended June 30,			Three months ended June 30,
	2021			2020
(in millions)	Fixed Income Markets	Equity Markets	Total Markets	Fixed Income Markets	Equity Markets	Total Markets
Principal transactions	$1,925	$1,879	$3,804	$4,651	$1,737	$6,388
Lending- and deposit-related fees	82	4	86	48	2	50
Asset management, administration and commissions	121	485	606	93	497	590
All other income	293	11	304	176	(22)	154
Noninterest revenue	2,421	2,379	4,800	4,968	2,214	7,182
Net interest income	1,677	310	1,987	2,370	166	2,536
Total net revenue	$4,098	$2,689	$6,787	$7,338	$2,380	$9,718

	Six months ended June 30,			Six months ended June 30,
	2021			2020
(in millions)	Fixed Income Markets	Equity Markets	Total Markets	Fixed Income Markets	Equity Markets	Total Markets
Principal transactions	$5,489	$4,361	$9,850	$7,794	$3,460	$11,254
Lending- and deposit-related fees	151	8	159	95	4	99
Asset management, administration and commissions	250	1,029	1,279	204	1,105	1,309
All other income	359	(20)	339	177	(23)	154
Noninterest revenue	6,249	5,378	11,627	8,270	4,546	12,816
Net interest income	3,610	600	4,210	4,061	71	4,132
Total net revenue	$9,859	$5,978	$15,837	$12,331	$4,617	$16,948

Selected metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except where otherwise noted)	2021	2020	Change	2021	2020	Change
Assets under custody (“AUC”) by asset class (period-end) (in billions):
Fixed Income	$15,720	$15,023	5%	$15,720	$15,023	5%
Equity	12,505	9,288	35	12,505	9,288	35
Other(a)	3,897	3,136	24	3,897	3,136	24
Total AUC	$32,122	$27,447	17	$32,122	$27,447	17
Merchant processing volume (in billions)(b)	$475.2	$371.9	28	$900.9	$746.7	21
Client deposits and other third-party liabilities (average)(c)	$721,882	$607,902	19%	$713,868	$561,183	27%
(a)Consists of mutual funds, unit investment trusts, currencies, annuities, insurance contracts, options and other contracts.
(b)Represents total merchant processing volume across CIB, CCB and CB.
(c)Client deposits and other third-party liabilities pertain to the Wholesale Payments and Securities Services businesses.

International metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except where otherwise noted)	2021	2020	Change	2021	2020	Change
Total net revenue(a)
Europe/Middle East/Africa	$3,784	$4,977	(24)%	$7,844	$7,568	4%
Asia-Pacific	1,792	2,196	(18)	4,053	3,972	2
Latin America/Caribbean	460	587	(22)	954	1,094	(13)
Total international net revenue	6,036	7,760	(22)	12,851	12,634	2
North America	7,178	8,623	(17)	14,968	13,752	9
Total net revenue	$13,214	$16,383	(19)	$27,819	$26,386	5

Loans retained (period-end)(a)
Europe/Middle East/Africa	$31,534	$27,504	15	$31,534	$27,504	15
Asia-Pacific	14,262	13,565	5	14,262	13,565	5
Latin America/Caribbean	5,456	8,178	(33)	5,456	8,178	(33)
Total international loans	51,252	49,247	4	51,252	49,247	4
North America	93,512	91,523	2	93,512	91,523	2
Total loans retained	$144,764	$140,770	3	$144,764	$140,770	3

Client deposits and other third-party liabilities (average)(b)
Europe/Middle East/Africa	$246,949	$216,211	14	$241,593	$203,594	19
Asia-Pacific	132,438	125,839	5	132,284	114,816	15
Latin America/Caribbean	47,502	36,339	31	45,891	33,598	37
Total international	$426,889	$378,389	13	$419,768	$352,008	19
North America	294,993	229,513	29	294,100	209,175	41
Total client deposits and other third-party liabilities	$721,882	$607,902	19	$713,868	$561,183	27

AUC (period-end)(b) (in billions)
North America	$20,864	$17,734	18	$20,864	$17,734	18
All other regions	11,258	9,713	16	11,258	9,713	16
Total AUC	$32,122	$27,447	17%	$32,122	$27,447	17%
(a)Total net revenue and loans retained (excluding loans held-for-sale and loans at fair value) are based on the location of the trading desk, booking location, or domicile of the client, as applicable.
(b)Client deposits and other third-party liabilities pertaining to the Wholesale Payments and Securities Services businesses, and AUC, are based on the domicile of the client.

COMMERCIAL BANKING
Refer to pages 77–79 of JPMorgan Chase’s 2020 Form 10-K and Line of Business Metrics on page 188 for a discussion of the business profile of CB.

Selected income statement data
	Three months ended June 30,			Six months ended June 30,
(in millions)	2021	2020	Change	2021	2020	Change
Revenue
Lending- and deposit-related fees	$350	$297	18%	$681	$558	22%
All other income	600	526	14	1,186	873	36
Noninterest revenue	950	823	15	1,867	1,431	30
Net interest income	1,533	1,577	(3)	3,009	3,134	(4)
Total net revenue(a)	2,483	2,400	3	4,876	4,565	7

Provision for credit losses	(377)	2,431	NM	(495)	3,441	NM

Noninterest expense
Compensation expense	484	430	13	966	902	7
Noncompensation expense	497	463	7	984	977	1
Total noninterest expense	981	893	10	1,950	1,879	4

Income before income tax expense	1,879	(924)	NM	3,421	(755)	NM
Income tax expense	459	(243)	NM	833	(213)	NM
Net income/(loss)	$1,420	$(681)	NM	$2,588	$(542)	NM
(a)Total net revenue included tax-equivalent adjustments from income tax credits related to equity investments in designated community development entities and in entities established for rehabilitation of historic properties, as well as tax-exempt income related to municipal financing activities of $78 million and $80 million for the three months ended June 30, 2021 and 2020, respectively, and $151 million and $161 million for the six months ended June 30, 2021 and 2020, respectively.

Selected income statement data (continued)
	Three months ended June 30,			Six months ended June 30,
(in millions, except ratios)	2021	2020	Change	2021	2020	Change
Revenue by product
Lending	$1,172	$1,127	4%	$2,340	$2,081	12%
Wholesale payments	914	925	(1)	1,757	1,903	(8)
Investment banking(a)	370	256	45	720	491	47
Other	27	92	(71)	59	90	(34)
Total net revenue	$2,483	$2,400	3	$4,876	$4,565	7

Investment banking revenue, gross(b)	$1,164	$851	37	$2,293	$1,537	49

Revenue by client segments
Middle Market Banking	$1,009	$870	16	$1,925	$1,813	6
Corporate Client Banking	851	866	(2)	1,702	1,539	11
Commercial Real Estate Banking	599	566	6	1,203	1,107	9
Other	24	98	(76)	46	106	(57)
Total net revenue	$2,483	$2,400	3%	$4,876	$4,565	7%

Financial ratios
Return on equity	23%	(13)%		21%	(6)%
Overhead ratio	40	37		40	41
(a)Includes CB’s share of revenue from investment banking products sold to CB clients through the CIB.
(b)Refer to Business Segment Results on page 21 for discussion of revenue sharing.

Quarterly results
Net income was $1.4 billion, up $2.1 billion, primarily reflecting the absence of an increase in the allowance for credit losses recorded in the prior year.
Net revenue was $2.5 billion, up 3%. Net interest income was $1.5 billion, down 3%, driven by deposit margin compression, predominantly offset by the impact of lower funding costs on loans. Noninterest revenue was $950 million, up 15%, driven by higher investment banking revenue, wholesale payments activity, and lending fees partially offset by the absence of a prior year equity investment gain.
Noninterest expense was $981 million, up 10%, predominantly driven by higher volume- and revenue- related expense and investments in the business.
The provision for credit losses was a net benefit of $377 million, driven by a net reduction in the allowance for credit losses, compared with an expense of $2.4 billion in the prior year.
Refer to Credit and Investment Risk Management on pages 56-75 and Allowance for Credit Losses on pages 73-74 for further discussions of the credit portfolios and the allowance for credit losses.
Year-to-date results
Net income was $2.6 billion, up $3.1 billion, primarily reflecting the absence of an increase in the allowance for credit losses recorded in the prior year.
Net revenue was $4.9 billion, up 7%. Net interest income was $3.0 billion, down 4%, driven by deposit margin compression, offset by the impact of lower funding costs on loans and higher deposit balances. Noninterest revenue was $1.9 billion, up 30%, predominantly driven by higher investment banking revenue and wholesale payments activity, partially offset by the absence of a prior year equity investment gain.
Noninterest expense was $2.0 billion, up 4%, driven by higher volume- and revenue-related expense and investments in the business.
The provision for credit losses was a net benefit of $495 million, driven by a net reduction in the allowance for credit losses, compared with an expense of $3.4 billion in the prior year.

Selected metrics
	As of or for the three months ended June 30,				As of or for the six months ended June 30,
(in millions, except headcount)	2021		2020	Change	2021		2020	Change
Selected balance sheet data (period-end)
Total assets	$226,022		$235,034	(4)%	$226,022		$235,034	(4)%
Loans:
Loans retained	200,929		223,192	(10)	200,929		223,192	(10)
Loans held-for-sale and loans at fair value	3,381		917	269	3,381		917	269
Total loans	$204,310		$224,109	(9)	$204,310		$224,109	(9)
Equity	24,000		22,000	9	24,000		22,000	9

Period-end loans by client segment
Middle Market Banking	$59,314	(a)	$64,211	(8)	$59,314	(a)	$64,211	(8)
Corporate Client Banking	44,866		56,182	(20)	44,866		56,182	(20)
Commercial Real Estate Banking	99,858		103,117	(3)	99,858		103,117	(3)
Other	272		599	(55)	272		599	(55)
Total loans	$204,310	(a)	$224,109	(9)	$204,310	(a)	$224,109	(9)

Selected balance sheet data (average)
Total assets	$226,562		$247,512	(8)	$226,071		$236,792	(5)
Loans:
Loans retained	202,102		233,044	(13)	203,127		221,516	(8)
Loans held-for-sale and loans at fair value	3,150		502	NM	2,866		1,167	146
Total loans	$205,252		$233,546	(12)	$205,993		$222,683	(7)

Average loans by client segment
Middle Market Banking	$61,698		$66,279	(7)	$60,859		$61,162	—
Corporate Client Banking	43,440		63,308	(31)	44,573		58,170	(23)
Commercial Real Estate Banking	99,864		103,516	(4)	100,260		102,521	(2)
Other	250		443	(44)	301		830	(64)
Total loans	$205,252		$233,546	(12)	$205,993		$222,683	(7)

Client deposits and other third-party liabilities	$290,250		$236,968	22	$290,619		$212,888	37
Equity	24,000		22,000	9	24,000		22,000	9

Headcount	12,163		11,802	3%	12,163		11,802	3%
(a)At June 30, 2021 and 2020, total loans included $5.0 billion and $6.5 billion of loans, respectively, under the PPP, of which $4.9 billion and $6.3 billion were in Middle Market Banking, respectively. Refer to Credit Portfolio on page 57 for a further discussion of the PPP.

Selected metrics (continued)
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except ratios)	2021	2020	Change	2021	2020	Change
Credit data and quality statistics
Net charge-offs/(recoveries)	$3	$79	(96)%	$32	$179	(82)%
Nonperforming assets
Nonaccrual loans:
Nonaccrual loans retained(a)(b)	$1,006	$1,252	(20)%	$1,006	$1,252	(20)%
Nonaccrual loans held-for-sale and loans at fair value(b)	2	125	(98)	2	125	(98)
Total nonaccrual loans	$1,008	$1,377	(27)	$1,008	$1,377	(27)
Assets acquired in loan satisfactions	17	24	(29)	17	24	(29)
Total nonperforming assets	$1,025	$1,401	(27)	$1,025	$1,401	(27)
Allowance for credit losses:
Allowance for loan losses(b)	$2,589	$4,730	(45)	$2,589	$4,730	(45)
Allowance for lending-related commitments(b)	870	807	8	870	807	8
Total allowance for credit losses	$3,459	$5,537	(38)%	$3,459	$5,537	(38)%
Net charge-off/(recovery) rate(c)	0.01%	0.14%		0.03%	0.16%
Allowance for loan losses to period-end loans retained(b)	1.29	2.12		1.29	2.12
Allowance for loan losses to nonaccrual loans retained(a)(b)	257	378		257	378
Nonaccrual loans to period-end total loans	0.49	0.61		0.49	0.61
(a)Allowance for loan losses of $188 million and $287 million was held against nonaccrual loans retained at June 30, 2021 and 2020, respectively.
(b)Prior-period amounts have been revised to conform with the current presentation.
(c)Loans held-for-sale and loans at fair value were excluded when calculating the net charge-off/(recovery) rate.

ASSET & WEALTH MANAGEMENT
Refer to pages 80–82 of JPMorgan Chase’s 2020 Form 10-K and Line of Business Metrics on pages 188–189 for a discussion of the business profile of AWM.

Selected income statement data
(in millions, except ratios)	Three months ended June 30,			Six months ended June 30,
	2021	2020	Change	2021	2020	Change
Revenue
Asset management, administration and commissions	$3,019	$2,489	21%	$5,907	$5,072	16%
All other income	146	86	70	404	32	NM
Noninterest revenue	3,165	2,575	23	6,311	5,104	24
Net interest income	942	855	10	1,873	1,715	9
Total net revenue	4,107	3,430	20	8,184	6,819	20

Provision for credit losses	(10)	223	NM	(131)	317	NM

Noninterest expense
Compensation expense	1,356	1,178	15	2,745	2,404	14
Noncompensation expense	1,230	1,145	7	2,415	2,354	3
Total noninterest expense	2,586	2,323	11	5,160	4,758	8

Income before income tax expense	1,531	884	73	3,155	1,744	81
Income tax expense	378	223	70	758	414	83
Net income	$1,153	$661	74	$2,397	$1,330	80

Revenue by line of business
Asset Management	$2,236	$1,780	26	$4,421	$3,520	26
Global Private Bank(a)	1,871	1,650	13	3,763	3,299	14
Total net revenue	$4,107	$3,430	20%	$8,184	$6,819	20%

Financial ratios
Return on equity	32%	24%		34%	25%
Overhead ratio	63	68		63	70
Pre-tax margin ratio:
Asset Management	37	30		36	27
Global Private Bank(a)	38	21		41	24
Asset & Wealth Management	37	26		39	26
(a)In the first quarter of 2021, the Wealth Management business was renamed Global Private Bank. In the fourth quarter of 2020, certain wealth management clients were transferred from AWM Global Private Bank to the J.P. Morgan Wealth Management unit in CCB’s Consumer & Business Banking business. For further information see page 80 of the 2020 Form 10-K.
Quarterly results
Net income was $1.2 billion, up 74%.
Net revenue was $4.1 billion, up 20%. Net interest income was $942 million, up 10%. Noninterest revenue was $3.2 billion, up 23%.
Revenue from Asset Management was $2.2 billion, up 26%, predominantly driven by:
•higher asset management fees on cumulative net inflows into long-term products and higher average market levels, net of liquidity fee waivers, and
•higher performance fees.
Revenue from Global Private Bank was $1.9 billion, up 13%, driven by:
•higher deposit and loan balances, higher asset management fees and the impact of lower funding costs on loans, partially offset by deposit margin compression.

Noninterest expense was $2.6 billion, up 11% driven by higher volume- and revenue-related expense, primarily performance-related compensation and distribution expense.
The provision for credit losses was a net benefit of $10 million, compared with an expense of $223 million in the prior year.
Refer to Credit and Investment Risk Management on pages 56-75 and Allowance for Credit Losses on pages 73-74 for further discussions of the credit portfolios and the allowance for credit losses.
Year-to-date results
Net income was $2.4 billion, an increase of 80%.
Net revenue was $8.2 billion, an increase of 20%. Net interest income was $1.9 billion, up 9%. Noninterest revenue was $6.3 billion, up 24%.

Revenue from Asset Management was $4.4 billion, up 26%, predominantly driven by:
•higher asset management fees on strong cumulative net inflows into long-term and liquidity products and higher average market levels, net of liquidity fee waivers, and
•net investment valuation gains, compared with losses in the prior year.
Revenue from Global Private Bank was $3.8 billion, up 14%, largely driven by:
•higher deposit and loan balances, higher asset management fees and the impact of lower funding costs on loans, partially offset by deposit margin compression.
Noninterest expense was $5.2 billion, an increase of 8%, driven by higher volume- and revenue-related expense, primarily performance-related compensation and distribution expense, partially offset by lower structural expense.
The provision for credit losses was a net benefit of $131 million, driven by a reduction in the allowance for credit losses, compared with an expense of $317 million in the prior year.

Selected metrics
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except ranking data, headcount and ratios)	2021	2020	Change	2021	2020	Change
% of JPM mutual fund assets rated as 4- or 5-star(a)	62%	54%		62%	54%
% of JPM mutual fund assets ranked in 1st or 2nd quartile:(b)
1 year	72	54		72	54
3 years	77	69		77	69
5 years	74	72		74	72

Selected balance sheet data (period-end)(c)
Total assets	$217,284	$176,782	23%	$217,284	$176,782	23%
Loans	198,683	162,904	22	198,683	162,904	22
Deposits	217,488	160,993	35	217,488	160,993	35
Equity	14,000	10,500	33	14,000	10,500	33

Selected balance sheet data (average)(c)
Total assets	$214,384	$175,887	22	$210,963	$175,361	20
Loans	195,171	161,196	21	191,966	160,355	20
Deposits	219,699	160,102	37	213,167	152,336	40
Equity	14,000	10,500	33	14,000	10,500	33

Headcount	20,866	21,273	(2)	20,866	21,273	(2)

Number of Global Private Bank client advisors	2,435	2,409	1	2,435	2,409	1

Credit data and quality statistics(c)
Net charge-offs/(recoveries)	$12	$(2)	NM	$23	$—	NM
Nonaccrual loans	792	771	3	792	771	3
Allowance for credit losses:
Allowance for loan losses	$458	$646	(29)	$458	$646	(29)
Allowance for lending-related commitments	25	28	(11)	25	28	(11)
Total allowance for credit losses	$483	$674	(28)%	$483	$674	(28)%
Net charge-off/(recovery) rate	0.02%	—%		0.02%	—%
Allowance for loan losses to period-end loans	0.23	0.40		0.23	0.40
Allowance for loan losses to nonaccrual loans	58	84		58	84
Nonaccrual loans to period-end loans	0.40	0.47		0.40	0.47
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

Client assets
Client assets of $4.0 trillion and assets under management of $3.0 trillion were up 25% and 21%, respectively, driven by higher market levels and cumulative net inflows into long term products.

Client assets
	As of June 30,
(in billions)	2021	2020	Change
Assets by asset class
Liquidity	$698	$704	(1)%
Fixed income	688	618	11
Equity	725	448	62
Multi-asset	702	566	24
Alternatives	174	140	24
Total assets under management	2,987	2,476	21
Custody/brokerage/administration/deposits	1,057	765	38
Total client assets(a)	$4,044	$3,241	25

Assets by client segment
Private Banking	$752	$631	19
Global Institutional(b)	1,383	1,228	13
Global Funds(b)	852	617	38
Total assets under management	$2,987	$2,476	21

Private Banking	$1,755	$1,360	29
Global Institutional(b)	1,430	1,259	14
Global Funds(b)	859	622	38
Total client assets(a)	$4,044	$3,241	25%
(a)Includes CCB client investment assets invested in managed accounts and J.P. Morgan mutual funds where AWM is the investment manager.
(b)In the first quarter of 2021, Institutional and Retail client segments were renamed to Global Institutional and Global Funds, respectively. This did not result in a change to the clients within either client segment.

Client assets (continued)
	Three months ended June 30,		Six months ended June 30,
(in billions)	2021	2020	2021	2020
Assets under management rollforward
Beginning balance	$2,833	$2,210	$2,716	$2,328
Net asset flows:
Liquidity	15	93	59	170
Fixed income	17	18	25	18
Equity	20	11	51	10
Multi-asset	2	(2)	8	(4)
Alternatives	10	3	13	3
Market/performance/other impacts	90	143	115	(49)
Ending balance, June 30	$2,987	$2,476	$2,987	$2,476

Client assets rollforward
Beginning balance	$3,828	$2,891	$3,652	$3,089
Net asset flows	75	135	205	226
Market/performance/other impacts	141	215	187	(74)
Ending balance, June 30	$4,044	$3,241	$4,044	$3,241

International
	Three months ended June 30,			Six months ended June 30,
(in millions)	2021	2020	Change	2021	2020	Change
Total net revenue (a)
Europe/Middle East/Africa	$888	$719	24%	$1,722	$1,342	28%
Asia-Pacific	496	378	31	1,010	778	30
Latin America/Caribbean	216	198	9	430	386	11
Total international net revenue	1,600	1,295	24	3,162	2,506	26
North America	2,507	2,135	17	5,022	4,313	16
Total net revenue(a)	$4,107	$3,430	20%	$8,184	$6,819	20%
(a)Regional revenue is based on the domicile of the client.

	As of June 30,			As of June 30,
(in billions)	2021	2020	Change	2021	2020	Change
Assets under management
Europe/Middle East/Africa	$558	$446	25%	$558	$446	25%
Asia-Pacific	245	205	20	245	205	20
Latin America/Caribbean	75	64	17	75	64	17
Total international assets under management	878	715	23	878	715	23
North America	2,109	1,761	20	2,109	1,761	20
Total assets under management	$2,987	$2,476	21	$2,987	$2,476	21

Client assets
Europe/Middle East/Africa	$674	$537	26	$674	$537	26
Asia-Pacific	363	286	27	363	286	27
Latin America/Caribbean	176	148	19	176	148	19
Total international client assets	1,213	971	25	1,213	971	25
North America	2,831	2,270	25	2,831	2,270	25
Total client assets	$4,044	$3,241	25%	$4,044	$3,241	25%

CORPORATE
Refer to pages 83–84 of JPMorgan Chase’s 2020 Form 10-K for a discussion of Corporate.

Selected income statement and balance sheet data
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions, except headcount)	2021	2020	Change	2021	2020	Change
Revenue
Principal transactions	$(8)	$(2)	(300)%	$264	$(115)	NM
Investment securities gains/(losses)	(155)	26	NM	(141)	259	NM
All other income	(45)	(91)	51	51	120	(58)%
Noninterest revenue	(208)	(67)	(210)	174	264	(34)
Net interest income	(961)	(687)	(40)	(1,816)	(852)	(113)
Total net revenue(a)	(1,169)	(754)	(55)	(1,642)	(588)	(179)

Provision for credit losses	49	4	NM	65	12	442

Noninterest expense	515	147	250	1,391	293	375
Income/(loss) before income tax expense/(benefit)	(1,733)	(905)	(91)	(3,098)	(893)	(247)
Income tax expense/(benefit)	(489)	(337)	(45)	(1,274)	(200)	NM
Net income/(loss)	$(1,244)	$(568)	(119)	$(1,824)	$(693)	(163)
Total net revenue
Treasury and CIO	$(1,081)	$(671)	(61)	$(1,786)	$(502)	(256)
Other Corporate	(88)	(83)	(6)	144	(86)	NM
Total net revenue	$(1,169)	$(754)	(55)	$(1,642)	$(588)	(179)
Net income/(loss)
Treasury and CIO	$(956)	$(550)	(74)	$(1,631)	$(467)	(249)
Other Corporate	(288)	(18)	NM	(193)	(226)	15
Total net income/(loss)	$(1,244)	$(568)	(119)	$(1,824)	$(693)	(163)
Total assets (period-end)	$1,382,653	$1,221,980	13	$1,382,653	$1,221,980	13
Loans (period-end)	1,530	1,670	(8)	1,530	1,670	(8)
Headcount(b)	37,520	38,920	(4)%	37,520	38,920	(4)%
(a)Included tax-equivalent adjustments, driven by tax-exempt income from municipal bonds, of $66 million and $63 million for the three months ended June 30, 2021 and 2020, respectively, and $133 million and $124 million for the six months ended June 30, 2021 and 2020, respectively.
(b)During the six months ended June 30, 2021, 1,155 technology and risk management employees were transferred from Corporate to CIB.
Quarterly results
Net loss was $1.2 billion compared with a net loss of $568 million in the prior year.
Net revenue was a loss of $1.2 billion, down $415 million, driven by:
•limited deployment opportunities as deposit growth continued, and
•net investment securities losses in the current quarter reflecting the impact of repositioning the investment securities portfolio.
Noninterest expense of $515 million was up $368 million predominantly due to higher legal and technology expense.
The current period income tax benefit was predominantly driven by the change in the level and mix of income and expenses subject to U.S. federal and state and local taxes.

Year-to-date results
Net loss was $1.8 billion compared with a net loss of $693 million in the prior year.
Net revenue was a loss of $1.6 billion, compared with a loss of $588 million in the prior year, predominantly driven by lower net interest income on limited deployment opportunities as deposit growth continued as well as lower rates.
Noninterest revenue decreased primarily due to net investment securities losses compared to net gains in the prior year reflecting repositioning of the investment securities portfolio in both periods, largely offset by net gains on certain legacy private equity investments,
Noninterest expense of $1.4 billion was up $1.1 billion driven by a higher contribution to the Firm's Foundation and higher legal and technology expense.
The current period income tax benefit was driven by the change in the level and mix of income and expenses subject to U.S. federal and state and local taxes as well as the impact of the Firm's estimated full-year expected tax rate relative to the level of year-to-date pretax income, partially offset by the resolution of certain tax audits.

Treasury and CIO overview
At June 30, 2021, the average credit rating of the Treasury and CIO investment securities comprising the portfolio in the table below was AA+ (based upon external ratings where available and, where not available, based primarily upon internal risk ratings). Refer to Note 9 for further information on the Firm’s investment securities portfolio and internal risk ratings.
Refer to Liquidity Risk Management on pages 51-55 for further information on liquidity and funding risk. Refer to Market Risk Management on pages 76-80 for information on interest rate and foreign exchange risks.

Selected income statement and balance sheet data
	As of or for the three months ended June 30,			As of or for the six months ended June 30,
(in millions)	2021	2020	Change	2021	2020	Change
Investment securities gains/(losses)	$(155)	$26	NM	$(141)	$259	NM
Available-for-sale securities (average)	$342,338	$426,470	(20)%	$357,307	$399,712	(11)%
Held-to-maturity securities (average)(a)	240,696	71,713	236	224,417	59,193	279
Investment securities portfolio (average)	$583,034	$498,183	17	$581,724	$458,905	27
Available-for-sale securities (period-end)	$230,127	$483,752	(52)	$230,127	$483,752	(52)
Held-to-maturity securities, net of allowance for credit losses (period-end)(a)	341,476	72,908	368	341,476	72,908	368
Investment securities portfolio, net of allowance for credit losses (period-end)(b)	$571,603	$556,660	3%	$571,603	$556,660	3%
(a)During the second quarter of 2021 and the full year 2020, the Firm transferred $104.5 billion and $164.2 billion of investment securities, respectively, from AFS to HTM for capital management purposes.
(b)At June 30, 2021 and 2020, the allowance for credit losses on investment securities was $87 million and $23 million, respectively.

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

Risk governance and oversight functions	Form 10-Q page reference	Form 10-K page reference
Strategic risk		90
Capital risk	45-50	91-101
Liquidity risk	51-55	102-108
Reputation risk		109
Consumer credit risk	58-62	114-120
Wholesale credit risk	63-72	121-131
Investment portfolio risk	75	134
Market risk	76-80	135-142
Country risk	81	143-144
Operational risk	82	145-151
Compliance risk		148
Conduct risk		149
Legal risk		150
Estimations and Model risk	83	151

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
Basel III also includes a requirement for Advanced Approach banking organizations, including the Firm, to calculate the SLR. The Firm’s SLR is currently more binding than the Basel III Standardized-risk-based ratios. Refer to SLR on page 48 for additional information.
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
The Firm has elected to apply the CECL capital transition provisions, and accordingly, for the period ended June 30, 2021, the capital metrics of the Firm exclude $3.8 billion, which is the $2.7 billion day 1 impact to retained earnings and 25% of the $4.0 billion increase in the allowance for credit losses from January 1, 2020 (excluding allowances on PCD loans).
The impacts of the CECL capital transition provisions have also been incorporated into Tier 2 capital, adjusted average assets, and total leverage exposure. Refer to Capital Risk Management on pages 91-101 and Note 1 of JPMorgan Chase’s 2020 Form 10-K for further information on CECL capital transition provisions and the CECL accounting guidance.
PPP. On April 13, 2020, the federal banking agencies issued an interim final rule (issued as final on September 29, 2020) to neutralize the regulatory capital effects of participating in the PPP on risk-based capital ratios by applying a zero percent risk weight to loans originated under the program. The Firm does not expect to realize material credit losses on PPP loans, because the loans are guaranteed by the SBA. As of June 30, 2021, the Firm had approximately $23 billion of loans remaining under the program.
Total leverage exposure for purposes of calculating the SLR includes PPP loans as the Firm did not participate in the Federal Reserve’s Paycheck Protection Program Lending Facility, which would have allowed the Firm to exclude them under the final rule.
TLAC Holdings rule. On October 20, 2020, the federal banking agencies issued a final rule prescribing the regulatory capital treatment for holdings of Total Loss-Absorbing Capacity ("TLAC") debt instruments by certain large banking organizations, such as the Firm and JPMorgan Chase Bank, N.A. This rule expands the scope of the existing capital deductions rule around the holdings of capital instruments of financial institutions to also include TLAC debt instruments issued by systemically important banking organizations. The final rule became effective April 1, 2021 and did not have a material impact on the Firm’s risk-based capital metrics.

The following tables present the Firm’s risk-based capital metrics under both the Basel III Standardized and Advanced approaches and leverage-based capital metrics. Refer to Capital Risk Management on pages 91-101 of JPMorgan Chase’s 2020 Form 10-K for a further discussion of these capital metrics.

	Standardized			Advanced
(in millions, except ratios)	June 30, 2021(a)	December 31, 2020(a)	Minimum capital ratios(b)	June 30, 2021(a)	December 31, 2020(a)	Minimum capital ratios(b)
Risk-based capital metrics:
CET1 capital	$209,010	$205,078		$209,010	$205,078
Tier 1 capital	241,356	234,844		241,356	234,844
Total capital	274,443	269,923		262,364	257,228
Risk-weighted assets	1,601,631	1,560,609		1,514,386	1,484,431
CET1 capital ratio	13.0%	13.1%	11.3%	13.8%	13.8%	10.5%
Tier 1 capital ratio	15.1	15.0	12.8	15.9	15.8	12.0
Total capital ratio	17.1	17.3	14.8	17.3	17.3	14.0
(a)The capital metrics reflect the CECL capital transition provisions. Additionally, loans originated under the PPP receive a zero percent risk weight.
(b)Represents minimum requirements and regulatory buffers applicable to the Firm. Refer to Note 21 for additional information.

(in millions, except ratios)	June 30, 2021(b)	December 31, 2020(b)(c)	Minimum capital ratios(d)
Leverage-based capital metrics:
Adjusted average assets(a)	$3,680,830	$3,353,319
Tier 1 leverage ratio	6.6%	7.0%	4.0%
Total leverage exposure	$4,456,557	$3,401,542
SLR	5.4%	6.9%	5.0%
(a)Adjusted average assets, for purposes of calculating the leverage ratios, includes total quarterly average assets adjusted for on-balance sheet assets that are subject to deduction from Tier 1 capital, predominantly goodwill and other intangible assets.
(b)The capital metrics reflect the CECL capital transition provisions.
(c)Total leverage exposure for purposes of calculating the SLR excludes U.S. Treasury securities and deposits at Federal Reserve Banks, as provided by the rule issued by the Federal Reserve which became effective April 1, 2020 and remained in effect through March 31, 2021. The SLR excluding the relief was 5.8% for the period ended December 31, 2020.
(d)Represents minimum requirements and regulatory buffers applicable to the Firm. Refer to Note 21 for additional information.

Capital components
The following table presents reconciliations of total stockholders’ equity to Basel III CET1 capital, Tier 1 capital and Total capital as of June 30, 2021 and December 31, 2020.

(in millions)	June 30, 2021	December 31, 2020
Total stockholders’ equity	$286,386	$279,354
Less: Preferred stock	32,838	30,063
Common stockholders’ equity	253,548	249,291
Add:
Certain deferred tax liabilities(a)	2,461	2,453
Other CET1 capital adjustments(b)	3,107	3,486
Less:
Goodwill	49,256	49,248
Other intangible assets	850	904
Standardized/Advanced CET1 capital	209,010	205,078
Preferred stock	32,838	30,063
Less: Other Tier 1 adjustments	492	297
Standardized/Advanced Tier 1 capital	$241,356	$234,844
Long-term debt and other instruments qualifying as Tier 2 capital	$15,588	$16,645
Qualifying allowance for credit losses(c)	17,854	18,372
Other	(355)	62
Standardized Tier 2 capital	$33,087	$35,079
Standardized Total capital	$274,443	$269,923
Adjustment in qualifying allowance for credit losses for Advanced Tier 2 capital(d)	(12,079)	(12,695)
Advanced Tier 2 capital	$21,008	$22,384
Advanced Total capital	$262,364	$257,228
(a)Represents deferred tax liabilities related to tax-deductible goodwill and to identifiable intangibles created in nontaxable transactions, which are netted against goodwill and other intangibles when calculating CET1 capital.
(b)As of June 30, 2021 and December 31, 2020, the impact of the CECL capital transition provision was an increase in CET1 capital of $3.8 billion and $5.7 billion, respectively.
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

Capital rollforward
The following table presents the changes in Basel III CET1 capital, Tier 1 capital and Tier 2 capital for the six months ended June 30, 2021.

Six months ended June 30, (in millions)	2021
Standardized/Advanced CET1 capital at December 31, 2020	$205,078
Net income applicable to common equity	25,476
Dividends declared on common stock	(5,483)
Net purchase of treasury stock	(10,120)
Changes in additional paid-in capital	(200)
Changes related to AOCI	(5,416)
Adjustment related to AOCI(a)	1,591
Changes related to other CET1 capital adjustments(b)	(1,916)
Change in Standardized/Advanced CET1 capital	3,932
Standardized/Advanced CET1 capital at June 30, 2021	$209,010

Standardized/Advanced Tier 1 capital at December 31, 2020	$234,844
Change in CET1 capital(b)	3,932
Net issuance of noncumulative perpetual preferred stock	2,775
Other	(195)
Change in Standardized/Advanced Tier 1 capital	6,512
Standardized/Advanced Tier 1 capital at June 30, 2021	$241,356

Standardized Tier 2 capital at December 31, 2020	$35,079
Change in long-term debt and other instruments qualifying as Tier 2	(1,057)
Change in qualifying allowance for credit losses(b)	(518)
Other	(417)
Change in Standardized Tier 2 capital	(1,992)
Standardized Tier 2 capital at June 30, 2021	$33,087
Standardized Total capital at June 30, 2021	$274,443

Advanced Tier 2 capital at December 31, 2020	$22,384
Change in long-term debt and other instruments qualifying as Tier 2	(1,057)
Change in qualifying allowance for credit losses(b)	98
Other	(417)
Change in Advanced Tier 2 capital	(1,376)
Advanced Tier 2 capital at June 30, 2021	$21,008
Advanced Total capital at June 30, 2021	$262,364
(a)Includes cash flow hedges and debit valuation adjustment ("DVA") related to structured notes recorded in AOCI.
(b)Includes the impact of the CECL capital transition provisions.

RWA rollforward
The following table presents changes in the components of RWA under Basel III Standardized and Advanced approaches for the six months ended June 30, 2021. The amounts in the rollforward categories are estimates, based on the predominant driver of the change.

	Standardized			Advanced
Six months ended June 30, 2021 (in millions)	Credit risk RWA	Market risk RWA	Total RWA	Credit risk RWA	Market risk RWA	Operational risk RWA	Total RWA
December 31, 2020	$1,464,219	$96,390	$1,560,609	$1,002,330	$96,910	$385,191	$1,484,431
Model & data changes(a)	—	(1,225)	(1,225)	—	(1,225)	—	(1,225)
Portfolio runoff(b)	(2,800)	—	(2,800)	(1,500)	—	—	(1,500)
Movement in portfolio levels(c)	48,096	(3,049)	45,047	24,507	(3,220)	11,393	32,680
Changes in RWA	45,296	(4,274)	41,022	23,007	(4,445)	11,393	29,955
June 30, 2021	$1,509,515	$92,116	$1,601,631	$1,025,337	$92,465	$396,584	$1,514,386
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
Supplementary leverage ratio
Refer to Supplementary Leverage Ratio on page 95 of JPMorgan Chase’s 2020 Form 10-K for additional information.
The following table presents the components of the Firm’s SLR.

Three months ended (in millions, except ratio)	June 30, 2021	December 31, 2020
Tier 1 capital	$241,356	$234,844
Total average assets	3,728,687	3,399,818
Less: Regulatory capital adjustments(a)	47,857	46,499
Total adjusted average assets(b)	3,680,830	3,353,319
Add: Off-balance sheet exposures(c)	775,727	729,978
Less: Exclusion for U.S. Treasuries and Federal Reserve Bank deposits	—	681,755
Total leverage exposure	$4,456,557	$3,401,542
SLR	5.4%	6.9%	(d)
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
(d)The SLR excluding the relief was 5.8% for the period ended December 31, 2020.
Refer to Note 21 for JPMorgan Chase Bank, N.A.’s SLR.
Line of business equity
Each business segment is allocated capital by taking into consideration a variety of factors including capital levels of similarly rated peers and applicable regulatory capital requirements. Refer to line of business equity on page 98 of JPMorgan Chase’s 2020 Form 10-K for additional information on capital allocation.
The following table presents the capital allocated to each business segment.

Line of business equity (Allocated capital)
(in billions)	June 30, 2021	December 31, 2020
Consumer & Community Banking	$50.0	$52.0
Corporate & Investment Bank	83.0	80.0
Commercial Banking	24.0	22.0
Asset & Wealth Management	14.0	10.5
Corporate	82.5	84.8
Total common stockholders’ equity	$253.5	$249.3
Capital actions
Common stock dividends
The Firm’s second quarter common stock dividend was $0.90 per share. On June 28, 2021, the Firm announced that its Board of Directors intends to increase the quarterly common stock dividend to $1.00 per share, effective in the third quarter of 2021. The Firm’s dividends are subject to approval by the Board of Directors on a quarterly basis.
Common stock
On December 18, 2020, the Federal Reserve announced that all large banks, including the Firm, could resume share repurchases commencing in the first quarter of 2021. Subsequently, the Firm announced that its Board of Directors authorized a new common share repurchase program for up to $30 billion. As directed by the Federal Reserve, total net repurchases and common stock dividends in the first and second quarters of 2021 were restricted and could not exceed the average of the Firm’s net income for the four preceding calendar quarters. On March 25, 2021, the Federal Reserve extended these restrictions through at least the second quarter of 2021.
On June 24, 2021, the Federal Reserve announced that the temporary restrictions on capital distributions would expire on June 30, 2021 as a result of the Firm remaining above its minimum risk-based capital requirements under the

2021 CCAR stress test. Effective July 1, 2021, the Firm is subject to the normal capital distribution restrictions provided under the regulatory capital framework. The Firm continues to be authorized to repurchase common shares under its existing common share repurchase program previously approved by the Board of Directors.
Refer to capital planning and stress testing on page 49 for additional information.
The following table sets forth the Firm’s repurchases of common stock for the three and six months ended June 30, 2021 and 2020.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2021	2020(a)	2021	2020(a)
Total number of shares of common stock repurchased	39.5	—	74.2	50.0
Aggregate purchase price of common stock repurchases	$6,201	$—	$11,200	$6,397
(a) On March 15, 2020, in response to the economic disruptions caused by the COVID-19 pandemic, the Firm temporarily suspended repurchases of its common stock. Subsequently, the Federal Reserve directed all large banks, including the Firm, to discontinue net share repurchases through the end of 2020.
Refer to Part II, Item 2: Unregistered Sales of Equity Securities and Use of Proceeds and Part II, Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities on pages 191-192 of this Form 10-Q and page 34 of JPMorgan Chase’s 2020 Form 10-K, respectively, for additional information regarding repurchases of the Firm’s equity securities.
Preferred stock
Preferred stock dividends declared were $393 million and $772 million for the three and six months ended June 30, 2021.
During the six months ended and subsequent to June 30, 2021, the Firm issued and redeemed several series of non-cumulative preferred stock. Refer to Note 17 of this Form 10-Q and Note 21 of JPMorgan Chase’s 2020 Form 10-K for additional information on the Firm’s preferred stock, including the issuance and redemption of preferred stock.
Capital planning and stress testing
Comprehensive Capital Analysis and Review
On April 5, 2021, the Firm submitted its 2021 Capital Plan to the Federal Reserve under the Federal Reserve’s 2021 Comprehensive Capital Analysis and Review ("CCAR") process. On June 28, 2021, JPMorgan Chase announced that it had completed the 2021 CCAR stress test process. The Firm’s 2021 indicative SCB requirement is 3.2% (down from the current 3.3%), which would result in a minimum Standardized CET1 capital ratio of 11.2% (down from the current 11.3%). The Federal Reserve Board will provide the Firm with its final SCB requirement by August 31, 2021, and that requirement will become effective on October 1, 2021, and will remain in effect until September 30, 2022.
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
The following table presents the TLAC and external long-term debt minimum requirements including applicable regulatory buffers, as of June 30, 2021 and December 31, 2020, except as noted below.

Minimum Requirements
TLAC to RWA(a)	22.5%
TLAC to leverage exposure	9.5
External long-term debt to RWA	9.5
External long-term debt to leverage	4.5
(a)For the period ended December 31, 2020, the TLAC to RWA minimum requirement was 23.0%.
The following table presents the eligible external TLAC and eligible LTD amounts, as well as a representation of the amounts as a percentage of the Firm’s total RWA and total leverage exposure applying the impact of the CECL capital transition provisions as of June 30, 2021 and December 31, 2020.

	June 30, 2021		December 31, 2020(a)
(in billions, except ratio)	External TLAC	LTD	External TLAC	LTD
Total eligible amount	$459.3	$207.0	$421.0	$181.4
% of RWA	28.7%	12.9%	27.0%	11.6%
Surplus/(shortfall)	$98.9	$54.8	$62.1	$33.1

% of total leverage exposure	10.3%	4.6%	12.4%	5.3%
Surplus/(shortfall)	$35.9	$6.4	$97.9	$28.3
(a)Total leverage exposure excludes U.S. Treasury securities and deposits at Federal Reserve Banks, as provided by the rule issued by the Federal Reserve which became effective April 1, 2020 and remained in effect through March 31, 2021.
Refer to Liquidity Risk Management on pages 51-55 for further information on long-term debt issued by the Parent Company.
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
Refer to Broker-dealer regulatory capital on page 101 of JPMorgan Chase’s 2020 Form 10-K for a discussion on J.P. Morgan Securities’ capital requirements.
The following table presents J.P. Morgan Securities’ net capital:

June 30, 2021
(in millions)	Actual	Minimum
Net Capital	$26,963	$5,150
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
Refer to Broker-dealer regulatory capital on page 101 of JPMorgan Chase’s 2020 Form 10-K for a further discussion on J.P. Morgan Securities plc.
The Bank of England requires, on a transitional basis, that U.K. banks, including U.K. regulated subsidiaries of overseas groups, maintain a minimum requirement for own funds and eligible liabilities (“MREL”). As of June 30, 2021, J.P. Morgan Securities plc was compliant with the requirements of the MREL rule.
The following table presents J.P. Morgan Securities plc’s capital metrics:

June 30, 2021		Regulatory Minimum ratios(a)
(in millions, except ratios)	Estimated
Total capital	$54,713
CET1 ratio	16.8%	4.5%
Total capital ratio	21.5%	8.0%
(a)Represents minimum requirements excluding additional capital requirements (i.e. capital buffers) specified by the PRA. J.P. Morgan Securities plc's capital ratios as of June 30, 2021 exceeded the minimum requirements, including the additional capital requirements specified by the PRA.

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
The following table summarizes the Firm and JPMorgan Chase Bank, N.A.’s average LCR for the three months ended June 30, 2021, March 31, 2021 and June 30, 2020 based on the Firm’s interpretation of the LCR framework.

	Three months ended
Average amount (in millions)	June 30, 2021	March 31, 2021	June 30, 2020

JPMorgan Chase & Co.
HQLA
Eligible cash(a)	$673,724	$578,029	$426,053
Eligible securities(b)(c)	42,832	118,542	225,135
Total HQLA(d)	$716,556	$696,571	$651,188
Net cash outflows	$647,757	$634,221	$556,395
LCR	111%	110%	117%
Net excess eligible HQLA(d)	$68,799	$62,350	$94,793
JPMorgan Chase Bank N.A.:
LCR	171%	166%	140%
Net excess eligible HQLA	$489,311	$442,617	$248,904
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
The Firm’s average LCR increased during the three months ended June 30, 2021, compared with the three-month period ended March 31, 2021, due to an increase in HQLA from long-term debt issuances.
The Firm's average LCR decreased during the three months ended June 30, 2021, compared with the prior year period due to client driven activities in the CIB as well as the relative impact on net cash outflows from the significant increase in deposits.
JPMorgan Chase Bank, N.A.’s average LCR increased during the three months ended June 30, 2021, compared with both the three month periods ended March 31, 2021 and June 30, 2020 primarily due to growth in deposits. Deposits continued to increase in the second quarter primarily driven by the effect of certain government actions in response to the COVID-19 pandemic. The increase in excess liquidity in JPMorgan Chase Bank, N.A. is excluded from the Firm’s reported LCR under the LCR rule.
The Firm and JPMorgan Chase Bank, N.A.'s average LCR fluctuates from period to period, due to changes in its eligible HQLA and estimated net cash outflows as a result of ongoing business activity.
Other liquidity sources
In addition to the assets reported in the Firm’s eligible HQLA above, the Firm had unencumbered marketable securities, such as equity and debt securities, that the Firm believes would be available to raise liquidity. This includes securities included as part of the excess eligible HQLA at JPMorgan Chase Bank, N.A. that are not transferable to non-bank affiliates. The fair value of these securities was approximately $854 billion and $740 billion as of June 30, 2021 and December 31, 2020, respectively, although the amount of liquidity that could be raised would be dependent on prevailing market conditions. The fair value increased compared to December 31, 2020, due to an increase in CIB trading assets as well as an increase in excess eligible HQLA at JPMorgan Chase Bank, N.A. which was primarily a result of increased deposits.
The Firm also had available borrowing capacity at the Federal Home Loan Banks ("FHLBs") and the discount window at the Federal Reserve Bank as a result of collateral pledged by the Firm to such banks of approximately $297 billion and $307 billion as of June 30, 2021 and December 31, 2020, respectively. This borrowing capacity excludes the benefit of cash and securities reported in the Firm’s eligible HQLA or other unencumbered securities that are currently pledged at the Federal Reserve Bank discount window and other central banks. Although available, the Firm does not view this borrowing capacity at the Federal Reserve Bank discount window and the other central banks as a primary source of liquidity.
NSFR
The net stable funding ratio (“NSFR”) is a liquidity requirement for large banking organizations that is intended to measure the adequacy of “available” and “required” amounts of stable funding over a one-year horizon. On October 20, 2020, the federal banking agencies issued a final NSFR rule under which large banking organizations such as the Firm and JPMorgan Chase Bank, N.A. will be required to maintain an NSFR of at least 100% on an ongoing basis. The final NSFR rule became effective on July 1, 2021, and the Firm will be required to publicly disclose its quarterly average NSFR semi-annually beginning in 2023.
The Firm and JPMorgan Chase Bank, N.A. are compliant with the 100% minimum NSFR, based on the Firm's current understanding of the final rule.
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
Deposits
The table below summarizes, by LOB and Corporate, the period-end deposit balances as of June 30, 2021, and December 31, 2020, and the average deposit balances for the three and six months ended June 30, 2021 and 2020, respectively.

	June 30, 2021	December 31, 2020	Three months ended June 30,		Six months ended June 30,
Deposits			Average		Average
(in millions)			2021	2020	2021	2020
Consumer & Community Banking	$1,056,507	$958,706	$1,047,771	$840,467	$1,013,917	$790,088
Corporate & Investment Bank	739,406	702,215	765,807	652,464	756,499	607,345
Commercial Banking	291,444	284,263	290,095	236,753	290,455	212,718
Asset & Wealth Management	217,488	198,755	219,699	160,102	213,167	152,336
Corporate	372	318	423	731	450	864
Total Firm	$2,305,217	$2,144,257	$2,323,795	$1,890,517	$2,274,488	$1,763,351
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
The table below shows the loan and deposit balances, the loans-to-deposits ratios, and deposits as a percentage of total liabilities, as of June 30, 2021 and December 31, 2020.

(in billions except ratios)	June 30, 2021	December 31, 2020
Deposits	$2,305.2	$2,144.3
Deposits as a % of total liabilities	68%	69%
Loans	$1,041.0	$1,012.9
Loans-to-deposits ratio	45%	47%
The Firm believes that average deposit balances are generally more representative of deposit trends than period-end deposit balances. However, during periods of market disruption those trends could be affected.
Average deposits increased for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020, reflecting significant inflows across the LOBs primarily driven by the effect of certain government actions in response to the COVID-19 pandemic. In CCB, the increase was also driven by growth from existing and new accounts across both consumer and small business customers.
Refer to the discussion of the Firm’s Business Segment Results and the Consolidated Balance Sheets Analysis on pages 21-43 and pages 15-16, respectively, for further information on deposit and liability balance trends.

The following table summarizes short-term and long-term funding, excluding deposits, as of June 30, 2021, and December 31, 2020, and average balances for the three and six months ended June 30, 2021 and 2020, respectively. Refer to the Consolidated Balance Sheets Analysis on pages 15-16 and Note 10 for additional information.

	June 30, 2021	December 31, 2020		Three months ended June 30,			Six months ended June 30,
Sources of funds (excluding deposits)				Average			Average
(in millions)				2021	2020		2021		2020
Commercial paper	$10,420	$12,031		$13,696	$14,032		$13,277		$14,003
Other borrowed funds	12,465	8,510		13,888	8,613		12,574		8,853
Total short-term unsecured funding	$22,885	$20,541		$27,584	$22,645		$25,851		$22,856
Securities sold under agreements to repurchase(a)	$237,443	$207,877		$251,455	$268,281		$271,320		$251,338
Securities loaned(a)	5,686	4,886		7,510	5,950		7,536		6,649
Other borrowed funds	29,053	24,667	(f)	28,291	28,206	(f)	27,131	(f)	23,983	(f)
Obligations of Firm-administered multi-seller conduits(b)	$9,794	$10,523		$9,863	$12,428		$10,036		$11,163
Total short-term secured funding	$281,976	$247,953		$297,119	$314,865		$316,023		$293,133

Senior notes	$188,054	$166,089		$179,838	$177,972		$173,680		$171,857
Subordinated debt	20,872	21,608		20,659	20,934		20,953		19,545
Structured notes(c)	74,455	75,325		75,351	71,561		75,196		72,205
Total long-term unsecured funding	$283,381	$263,022		$275,848	$270,467		$269,829		$263,607

Credit card securitization(b)	$2,395	$4,943		$3,043	$5,907		$3,929		$6,039
FHLB advances	12,116	14,123		12,174	36,130		12,949		31,629
Other long-term secured funding(d)	4,429	4,540		4,459	4,233		4,542		4,320
Total long-term secured funding	$18,940	$23,606		$19,676	$46,270		$21,420		$41,988

Preferred stock(e)	$32,838	$30,063		$32,666	$30,063		$31,496		$29,734
Common stockholders’ equity(e)	$253,548	$249,291		$250,849	$234,408		$248,209		$234,469
(a)Primarily consists of short-term securities loaned or sold under agreements to repurchase.
(b)Included in beneficial interests issued by consolidated variable interest entities on the Firm’s Consolidated balance sheets.
(c)Includes certain TLAC-eligible long-term unsecured debt issued by the Parent Company.
(d)Includes long-term structured notes which are secured.
(e)Refer to Capital Risk Management on pages 45-50 and Consolidated statements of changes in stockholders’ equity on page 92 of this Form 10-Q, and Note 21 and Note 22 of JPMorgan Chase’s 2020 Form 10-K for additional information on preferred stock and common stockholders’ equity.
(f)Includes nonrecourse advances provided under the MMLF. Refer to page 106 of JPMorgan Chase’s 2020 Form 10-K for additional information on the MMLF.
Short-term funding
The Firm’s sources of short-term secured funding primarily consist of securities loaned or sold under agreements to repurchase. These instruments are secured predominantly by high-quality securities collateral, including government-issued debt and U.S. GSE and government agency MBS. Securities sold under agreements to repurchase increased at June 30, 2021, compared with December 31, 2020, reflecting the impact of client activities and higher secured financing of trading assets in CIB, partially offset by lower secured financing of AFS investment securities in Treasury and CIO.
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
The Firm’s sources of short-term unsecured funding consist of other borrowed funds and issuance of wholesale commercial paper. The decrease in commercial paper at June 30, 2021, from December 31, 2020, and for the average three and six months ended June 30, 2021 compared to the prior year period, was due to lower net issuance primarily for short-term liquidity management.
The increase in unsecured other borrowed funds at June 30, 2021, from December 31, 2020, and for the average three and six months ended June 30, 2021 compared to the prior year period, was primarily due to net issuances of structured notes in CIB Markets.

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
The significant majority of the Firm’s long-term unsecured funding is issued by the Parent Company to provide flexibility in support of both bank and non-bank subsidiary funding needs. The Parent Company advances substantially all net funding proceeds to its subsidiary, the IHC. The IHC does not issue debt to external counterparties. The following table summarizes long-term unsecured issuance and maturities or redemptions for the three and six months ended June 30, 2021 and 2020. Refer to Liquidity Risk Management on pages 102–108 and Note 20 of JPMorgan Chase’s 2020 Form 10-K for additional information on the IHC and long-term debt.

Long-term unsecured funding
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020	2021	2020	2021	2020
(Notional in millions)	Parent Company				Subsidiaries
Issuance
Senior notes issued in the U.S. market	$20,000	$13,500	$29,250	$18,750	$—	$—	$—	$—
Senior notes issued in non-U.S. markets	2,789	—	5,581	1,355	—	—	—	—
Total senior notes	22,789	13,500	34,831	20,105	—	—	—	—
Subordinated debt	—	3,000	—	3,000	—	—	—	—
Structured notes(a)	1,439	2,526	2,935	5,308	7,285	3,862	17,780	13,114
Total long-term unsecured funding – issuance	$24,228	$19,026	$37,766	$28,413	$7,285	$3,862	$17,780	$13,114

Maturities/redemptions
Senior notes	$4,617	$2,618	$7,317	$8,084	$—	$3,572	$66	$7,637
Subordinated debt	—	—	—	—	—	—	—	—
Structured notes	1,191	1,309	3,161	2,834	9,659	5,355	18,173	14,737
Total long-term unsecured funding – maturities/redemptions	$5,808	$3,927	$10,478	$10,918	$9,659	$8,927	$18,239	$22,374
(a)Includes certain TLAC-eligible long-term unsecured debt issued by the Parent Company.
The Firm can also raise secured long-term funding through securitization of consumer credit card loans and FHLB advances. The following table summarizes the securitization issuance and FHLB advances and their respective maturities or redemptions for the three and six months ended June 30, 2021 and 2020, respectively.

Long-term secured funding
	Three months ended June 30,				Six months ended June 30,
	Issuance		Maturities/Redemptions		Issuance		Maturities/Redemptions
(in millions)	2021	2020	2021	2020	2021	2020	2021	2020
Credit card securitization	$—	$—	$1,925	$774	$—	$1,000	$2,550	$1,674
FHLB advances	—	—	1,005	2	—	15,000	2,006	7,505
Other long-term secured funding(a)	103	89	84	229	241	323	192	434
Total long-term secured funding	$103	$89	$3,014	$1,005	$241	$16,323	$4,748	$9,613
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

The credit ratings of the Parent Company and the Firm’s principal bank and non-bank subsidiaries as of June 30, 2021, except as noted below, were as follows:

	JPMorgan Chase & Co.			JPMorgan Chase Bank, N.A.			J.P. Morgan Securities LLC J.P. Morgan Securities plc
June 30, 2021	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook
Moody’s Investors Service (a)	A2	P-1	Positive/Stable	Aa2	P-1	Stable	Aa3	P-1	Stable
Standard & Poor’s (b)	A-	A-2	Positive	A+	A-1	Positive	A+	A-1	Positive
Fitch Ratings (c)	AA-	F1+	Stable	AA	F1+	Stable	AA	F1+	Stable
(a) On July 12, 2021, Moody’s revised the outlook of the Parent Company’s long-term issuer rating from stable to positive. The outlook for the Parent Company’s short-term issuer rating and the Firm's principal bank and non-bank subsidiaries remained unchanged at stable.
(b) On May 24, 2021, Standard & Poor's affirmed the credit ratings of the Parent Company and the Firm’s principal bank and non-bank subsidiaries, and revised the outlook from stable to positive.
(c) On April 23, 2021, Fitch affirmed the credit ratings of the Parent Company and the Firm’s principal bank and non-bank subsidiaries, and revised the outlook from negative to stable.
Refer to page 108 of JPMorgan Chase’s 2020 Form 10-K for a discussion of the factors that could affect credit ratings of the Parent Company and the Firm’s principal bank and non-bank subsidiaries.

CREDIT AND INVESTMENT RISK MANAGEMENT
Credit and investment risk is the risk associated with the default or change in credit profile of a client, counterparty or customer; or loss of principal or a reduction in expected returns on investments, including consumer credit risk, wholesale credit risk, and investment portfolio risk. Refer to Consumer Credit Portfolio, Wholesale Credit Portfolio and
Allowance for Credit Losses on pages 58-74 for a further discussion of Credit Risk.
Refer to page 75 for a further discussion of Investment Portfolio Risk. Refer to Credit and Investment Risk Management on pages 110–134 of JPMorgan Chase’s 2020 Form 10-K for a further discussion of the Firm’s Credit and Investment Risk Management framework.

CREDIT PORTFOLIO
Credit risk is the risk associated with the default or change in credit profile of a client, counterparty or customer.
In the following tables, reported loans include loans retained (i.e., held-for-investment); loans held-for-sale; and certain loans accounted for at fair value. The following tables do not include loans which the Firm accounts for at fair value and classifies as trading assets; refer to Notes 2 and 3 for further information regarding these loans. Refer to Notes 11, 22, and 4 for additional information on the Firm’s loans, lending-related commitments and derivative receivables.
Refer to Note 9 for information regarding the credit risk inherent in the Firm’s investment securities portfolio; and refer to Note 10 for information regarding the credit risk inherent in the securities financing portfolio. Refer to Consumer Credit Portfolio on pages 58-62 and Note 11 for further discussions of the consumer credit environment and consumer loans. Refer to Wholesale Credit Portfolio on pages 63-72 and Note 11 for further discussions of the wholesale credit environment and wholesale loans.

Total credit portfolio
	Credit exposure		Nonperforming(c)
(in millions)	Jun 30, 2021	Dec 31, 2020	Jun 30, 2021	Dec 31, 2020
Loans retained	$963,665	$960,506	$7,881	$8,782
Loans held-for-sale	15,513	7,873	92	284
Loans at fair value	61,776	44,474	1,099	1,507
Total loans–reported	1,040,954	1,012,853	9,072	10,573
Derivative receivables	70,711	79,630	481	56
Receivables from customers(a)	59,609	47,710	—	—
Total credit-related assets	1,171,274	1,140,193	9,553	10,629
Assets acquired in loan satisfactions
Real estate owned	NA	NA	234	256
Other	NA	NA	15	21
Total assets acquired in loan satisfactions	NA	NA	249	277
Lending-related commitments	1,242,022	1,165,688	851	577
Total credit portfolio	$2,413,296	$2,305,881	$10,653	$11,483
Credit derivatives and credit-related notes used in credit portfolio management activities(b)	$(23,036)	$(23,965)	$—	$—
Liquid securities and other cash collateral held against derivatives	(11,324)	(14,806)	NA	NA

(in millions, except ratios)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net charge-offs	$734	$1,560	$1,791	$3,029
Average retained loans	954,155	986,804	953,118	967,719
Net charge-off rates	0.31%	0.64%	0.38%	0.63%
(a)Receivables from customers reflect held-for-investment margin loans to brokerage clients in CIB, CCB and AWM; these are reported within accrued interest and accounts receivable on the Consolidated balance sheets.
(b)Represents the net notional amount of protection purchased and sold through credit derivatives and credit-related notes used to manage credit exposures. Prior-period amount has been revised to conform with the current presentation.
(c)At June 30, 2021, and December 31, 2020, nonperforming assets excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $713 million and $874 million, respectively, and real estate owned (“REO”) insured by U.S. government agencies of $7 million and $9 million, respectively. These amounts have been excluded based upon the government guarantee. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.
The Firm has provided various forms of assistance to customers and clients impacted by the COVID-19 pandemic, including payment deferrals and covenant modifications. The majority of the Firm’s COVID-19 related loan modifications have not been considered troubled debt restructurings (“TDRs”). Assistance provided in response to the COVID-19 pandemic could delay the recognition of delinquencies, nonaccrual status, and net charge-offs for those customers and clients who would have otherwise moved into past due or nonaccrual status. Refer to Consumer Credit Portfolio on pages 58-62 and Wholesale Credit Portfolio on pages 63-72 for information on loan modifications as of June 30, 2021. Refer to Notes 12 and 13 of JPMorgan Chase's 2020 Form 10-K for further information on the Firm’s accounting policies for loan modifications and the allowance for credit losses.
Paycheck Protection Program
The PPP ended on May 31, 2021 for new applications. Since inception of the Program, the Firm funded approximately $40 billion of loans. At June 30, 2021 and December 31, 2020, the Firm had approximately $23 billion and $27 billion of loans remaining, respectively, including $17 billion and $19 billion in the consumer portfolio, respectively, and $6 billion and $8 billion in the wholesale portfolio, respectively.
The Firm continues to process forgiveness applications, and through June 30, 2021, approximately $18 billion of loans were forgiven by the SBA. This resulted in accelerated recognition of the associated deferred processing fees in interest income, primarily in CCB.
Refer to CCB segment results on pages 23-27 and Credit Portfolio on page 113 of JPMorgan Chase's 2020 Form 10-K for a further discussion on the PPP.

CONSUMER CREDIT PORTFOLIO
The Firm’s retained consumer portfolio consists primarily of residential real estate loans, credit card loans, scored auto and business banking loans, as well as associated lending-related commitments. The Firm’s focus is on serving primarily the prime segment of the consumer credit market. The macroeconomic environment continued to improve in the first half of 2021, with the credit performance of the consumer portfolio, including net charge-offs, benefiting from government stimulus programs, payment deferral programs and increasing home prices. Refer to Note 11 of this Form 10-Q; and Consumer Credit Portfolio on pages 114-120 and Note 12 of JPMorgan Chase's 2020 Form 10-K for further information on consumer loans, as well as the Firm’s nonaccrual and charge-off accounting policies. Refer to Note 22 of this Form 10-Q and Note 28 of JPMorgan Chase's 2020 Form 10-K for further information on lending-related commitments.
The following table presents consumer credit-related information with respect to the scored credit portfolios held in CCB, AWM, CIB and Corporate.

Consumer credit portfolio
					Three months ended June 30,				Six months ended June 30,
(in millions, except ratios)	Credit exposure		Nonaccrual loans(j)(k)		Net charge-offs/(recoveries)		Net charge-off/(recovery) rate(l)		Net charge-offs/(recoveries)		Net charge-off/(recovery) rate(l)
	Jun 30, 2021	Dec 31, 2020	Jun 30, 2021	Dec 31, 2020	2021	2020	2021	2020	2021	2020	2021	2020
Consumer, excluding credit card
Residential real estate(a)	$218,031	$225,302	$5,060	$5,313	$(80)	$(5)	(0.15)%	(0.01)%	$(131)	$(125)	(0.12)%	(0.10)%
Auto and other(b)(c)(d)	79,700	76,825	123	151	49	88	0.24	0.54	121	202	0.30	0.70
Total loans – retained	297,731	302,127	5,183	5,464	(31)	83	(0.04)	0.11	(10)	77	(0.01)	0.05
Loans held-for-sale	1,075	1,305	—	—	NA	NA	NA	NA	NA	NA	NA	NA
Loans at fair value(e)	30,879	15,147	475	1,003	NA	NA	NA	NA	NA	NA	NA	NA
Total consumer, excluding credit card loans	329,685	318,579	5,658	6,467	(31)	83	(0.04)	0.11	(10)	77	(0.01)	0.05
Lending-related commitments(f)	56,875	57,319
Total consumer exposure, excluding credit card	386,560	375,898
Credit card
Loans retained(g)	141,079	143,432	NA	NA	755	1,178	2.24	3.33	1,738	2,491	2.60	3.28
Loans held-for-sale	723	784	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
Total credit card loans	141,802	144,216	NA	NA	755	1,178	2.24	3.33	1,738	2,491	2.60	3.28
Lending-related commitments(f)(h)	682,531	658,506
Total credit card exposure(h)	824,333	802,722
Total consumer credit portfolio(h)	$1,210,893	$1,178,620	$5,658	$6,467	$724	$1,261	0.67%	1.14%	$1,728	$2,568	0.80%	1.14%

Credit-related notes used in credit portfolio management activities(i)	$(1,220)	$(747)
(a)Includes scored mortgage and home equity loans held in CCB and AWM, and scored mortgage loans held in Corporate.
(b)At June 30, 2021 and December 31, 2020, excluded operating lease assets of $19.3 billion and $20.6 billion, respectively. These operating lease assets are included in other assets on the Firm’s Consolidated balance sheets. Refer to Note 16 for further information.
(c)Includes scored auto and business banking loans and overdrafts.
(d)At June 30, 2021 and December 31, 2020, included $16.7 billion and $19.2 billion of loans, respectively, in Business Banking under the PPP. The Firm does not expect to realize material credit losses on PPP loans, because the loans are guaranteed by the SBA. Refer to Credit Portfolio on page 57 for a further discussion of the PPP.
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
(i)Represents the notional amount of protection obtained through the issuance of credit-related notes that reference certain pools of residential real estate and auto loans in the retained consumer portfolio.
(j)At June 30, 2021 and December 31, 2020, nonaccrual loans excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $713 million and $874 million, respectively. These amounts have been excluded from nonaccrual loans based upon the government guarantee. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status, as permitted by regulatory guidance.
(k)Generally excludes loans under payment deferral programs offered in response to the COVID-19 pandemic. Includes loans to customers that have exited COVID-19 payment deferral programs and are 90 or more days past due, predominantly all of which were considered collateral-dependent at time of exit from COVID-19 payment deferral programs and charged down to the lower of amortized cost or fair value of the underlying collateral less costs to sell.
(l)Average consumer loans held-for-sale and loans at fair value were $27.0 billion and $16.3 billion for the three months ended June 30, 2021 and 2020, respectively, and were $24.2 billion and $19.4 billion for the six months ended June 30, 2021 and 2020, respectively. These amounts were excluded when calculating net charge-off/(recovery) rates.

Consumer assistance
In March 2020, the Firm began providing assistance to customers in response to the COVID-19 pandemic, predominantly in the form of payment deferrals.
As of June 30, 2021, the Firm had $5.9 billion of retained loans under payment deferral programs, which represented a decrease of approximately $22.4 billion from June 30, 2020. During the second quarter of 2021, there were approximately $386 million of new enrollments in payment deferral programs predominantly in residential real estate and credit card. Predominantly all borrowers that exited payment deferral programs are current. The Firm continues to monitor the credit risk associated with loans subject to payment deferrals throughout the deferral period and on an ongoing basis after the borrowers are required to resume making regularly scheduled payments and considers expected losses of principal and accrued interest on these loans in its allowance for credit losses.

	June 30, 2021				June 30, 2020
(in millions, except ratios)	Loan balance	Percent of loan class balance(e)	Percent of accounts who exited payment deferral and are current		Loan balance	Type of assistance
Residential real estate(a)(b)	$5,777	2.7%	95%		$20,548	Rolling three month payment deferral up to eighteen months; in most cases, deferred payments will be due at the end of the loan term
Auto and other(c)	89	0.1	95		3,357
•Auto: Currently offering one month payment deferral (initially offered three month payment deferral). Maturity date is extended by number of months deferred
•Business Banking: Three month deferral with automatic deferment to either maturity (loan) or one year forward (line)

Credit card	55	—	96	(f)	4,384	Currently offering deferral of one month minimum payment (initially offered three month minimum payment deferral). Interest continues to accrue during the deferral period and is added to the principal balance
Total consumer(d)	$5,921	1.4%	96%		$28,289
(a)Excludes $7.1 billion and $34.0 billion of third-party mortgage loans serviced at June 30, 2021 and 2020, respectively.
(b)The weighted average LTV ratio of residential real estate loans under payment deferral at June 30, 2021 was 51%.
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
(d)Includes $2.6 billion and $5.7 billion of loans that were accounted for as TDRs prior to payment deferral as of June 30, 2021 and 2020, respectively.
(e)Represents the unpaid principal balance of retained loans which were still under payment deferral programs, divided by the total unpaid principal balance of the respective loan classes retained loans.
(f)93% of the balance that exited deferral were current at June 30, 2021.
Of the $5.9 billion of loans still under payment deferral programs as of June 30, 2021, approximately $2.8 billion were accounted for as TDRs, either because they were accounted for as TDRs prior to payment deferral, or because they did not qualify for or the Firm did not elect the option to suspend TDR accounting guidance provided by the CARES Act and extended by the Consolidated Appropriations Act.
Predominantly all borrowers, including those with loans accounted for as TDRs, were current upon enrollment in payment deferral programs and are expected to exit payment deferral programs in a current status, either because no payments are contractually due during the deferral period or because payments originally contractually due during the deferral period will be due at maturity upon exit. For those borrowers that are unable to resume or continue making payments in accordance with the original or modified contractual terms of their agreements upon exit from deferral programs, they will be placed on nonaccrual status in line with the Firm’s nonaccrual policy, except for credit cards as permitted by regulatory guidance, and charged off or down in accordance with the Firm’s charge-off policies. Refer to Note 12 of JPMorgan Chase's 2020 Form 10-K for additional information on the Firm’s nonaccrual and charge-off policies.

Consumer, excluding credit card
Portfolio analysis
Loan balances increased from December 31, 2020 driven by higher residential real estate loans at fair value as well as an increase in auto and other, partially offset by lower retained residential real estate loans.
Residential real estate: The residential real estate portfolio, including loans held-for-sale and loans at fair value, predominantly consists of prime mortgage loans and home equity lines of credit.
Retained loans declined from December 31, 2020 due to paydowns outpacing originations of prime mortgage loans in Home Lending, partially offset by growth in AWM. Retained nonaccrual loans decreased from December 31, 2020 reflecting improved credit performance. Net recoveries for the three months ended June 30, 2021 were higher when compared with the same period in the prior year as the current year had a greater benefit from improved HPI and reversals of prior write-downs due to loan prepayments as a result of the low rate environment. Net recoveries for the six months ended June 30, 2021 were relatively flat when compared with the same period in the prior year as the current year had a greater benefit from improved HPI and reversals of prior write-downs due to loan prepayments, while the prior year included a recovery on a loan sale.
Loans at fair value increased from December 31, 2020, reflecting loan purchase activity in CIB driven by higher client demand, as well as increased originations in Home Lending due to the continued low rate environment and seasonality. Nonaccrual loans at fair value decreased from December 31, 2020 largely due to sales in CIB.
The carrying value of home equity lines of credit outstanding was $20.9 billion at June 30, 2021. This amount included $8.2 billion of HELOCs that have recast from interest-only to fully amortizing payments or have been modified and $7.0 billion of interest-only balloon HELOCs, which primarily mature after 2030. The Firm manages the risk of HELOCs during their revolving period by closing or reducing the undrawn line to the extent permitted by law when borrowers are exhibiting a material deterioration in their credit risk profile.
At June 30, 2021 and December 31, 2020, the carrying value of interest-only residential mortgage loans were $26.5 billion and $25.6 billion, respectively. These loans have an interest-only payment period generally followed by an adjustable-rate or fixed-rate fully amortizing payment period to maturity and are typically originated as higher-balance loans to higher-income borrowers, predominantly in AWM. Net recoveries and charge-offs for the three and six months ended June 30, 2021, respectively, were not material, as the credit performance of this portfolio is generally in line with the performance of the broader prime mortgage portfolio.
The following table provides a summary of the Firm’s residential mortgage portfolio insured and/or guaranteed by U.S. government agencies, predominantly loans held-for-sale and loans at fair value. The Firm monitors its exposure to certain potential unrecoverable claim payments related to government-insured loans and considers this exposure in estimating the allowance for loan losses.

(in millions)	June 30, 2021	December 31, 2020
Current	$799	$669
30-89 days past due	136	235
90 or more days past due	713	874
Total government guaranteed loans	$1,648	$1,778
Geographic composition and current estimated loan-to-value ratio of residential real estate loans
Refer to Note 11 for information on the geographic composition and current estimated LTVs of the Firm’s residential real estate loans.
Modified residential real estate loans
The following table presents information relating to modified retained residential real estate loans for which concessions have been granted to borrowers experiencing financial difficulty, which include both TDRs and modified PCD loans not accounted for as TDRs. The following table does not include loans with short-term or other insignificant modifications that are not considered concessions and, therefore, are not TDRs, or loans for which the Firm has elected to apply the option to suspend the application of accounting guidance for TDRs as provided by the CARES Act and extended by the Consolidated Appropriations Act. Refer to Note 11 for further information on modifications for the three and six months ended June 30, 2021 and 2020.

(in millions)	June 30, 2021	December 31, 2020
Retained loans(a)	$14,306	$15,406
Nonaccrual retained loans(b)	$4,028	$3,899
(a)At both June 30, 2021 and December 31, 2020, $7 million of loans modified subsequent to repurchase from Ginnie Mae in accordance with the standards of the appropriate government agency (i.e., Federal Housing Administration (“FHA”), U.S. Department of Veterans Affairs (“VA”), Rural Housing Service of the U.S. Department of Agriculture (“RHS”)) are not included in the table above. When such loans perform subsequent to modification in accordance with Ginnie Mae guidelines, they are generally sold back into Ginnie Mae loan pools. Modified loans that do not re-perform become subject to foreclosure. Refer to Note 13 for additional information about sales of loans in securitization transactions with Ginnie Mae.
(b)At June 30, 2021 and December 31, 2020, nonaccrual loans included $3.1 billion and $3.0 billion of TDRs for which the borrowers were less than 90 days past due. Refer to Note 12 of JPMorgan Chase’s 2020 Form 10-K for additional information about loans modified in a TDR that are on nonaccrual status.

Auto and other: The auto and other loan portfolio, including loans at fair value, predominantly consists of prime-quality scored auto and business banking loans, as well as overdrafts. The portfolio increased when compared with December 31, 2020 due to growth in the auto portfolio from loan originations, predominantly offset by paydowns and charge-offs or liquidation of delinquent loans and a decrease in Business Banking loans due to PPP loan forgiveness net of loan originations. The scored auto portfolio net recovery and charge-off rates were (0.11)% and 0.39% for the three months ended June 30, 2021 and 2020, respectively, and 0.00% and 0.40% for the six months ended June 30, 2021 and 2020, respectively. Auto charge-offs for the three and six months ended June 30, 2021 benefited from government stimulus, payment assistance programs, and high vehicle collateral values.
Nonperforming assets
The following table presents information as of June 30, 2021 and December 31, 2020, about consumer, excluding credit card, nonperforming assets.

Nonperforming assets(a)
(in millions)	June 30, 2021	December 31, 2020
Nonaccrual loans
Residential real estate(b)	$5,530	$6,316
Auto and other	128	151
Total nonaccrual loans	5,658	6,467
Assets acquired in loan satisfactions
Real estate owned	108	131
Other	15	21
Total assets acquired in loan satisfactions	123	152
Total nonperforming assets	$5,781	$6,619
(a)At June 30, 2021 and December 31, 2020, nonperforming assets excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $713 million and $874 million, respectively, and REO insured by U.S. government agencies of $7 million and $9 million, respectively. These amounts have been excluded based upon the government guarantee.
(b)Generally excludes loans under payment deferral programs offered in response to the COVID-19 pandemic. Includes loans to customers that have exited COVID-19 payment deferral programs and are 90 or more days past due, predominantly all of which were considered collateral-dependent at time of exit from COVID-19 payment deferral programs and charged down to the lower of amortized cost or fair value of the underlying collateral less costs to sell.
Nonaccrual loans
The following table presents changes in consumer, excluding credit card, nonaccrual loans for the six months ended June 30, 2021 and 2020.

Nonaccrual loan activity(a)
Six months ended June 30, (in millions)	2021	2020
Beginning balance	$6,467	$3,366

Additions:
PCD loans, upon adoption of CECL	NA	708
Other additions	1,422	2,378
Total additions	1,422	3,086

Reductions:
Principal payments and other(a)	1,215	478
Charge-offs	122	220
Returned to performing status	853	361
Foreclosures and other liquidations	41	146
Total reductions	2,231	1,205

Net changes	(809)	1,881
Ending balance	$5,658	$5,247
(a)Other reductions includes loan sales.
Refer to Note 11 for further information about the consumer credit portfolio, including information about delinquencies, other credit quality indicators, loan modifications and loans that were in the process of active or suspended foreclosure.
Purchased credit deteriorated (“PCD”) loans
The following tables provide credit-related information for PCD loans, which are reported in the consumer, excluding credit card portfolio’s residential real estate class.

(in millions, except ratios)	June 30, 2021	December 31, 2020
Loan delinquency(a)
Current	$14,420	$16,036
30-149 days past due	339	432
150 or more days past due	548	573
Total PCD loans	$15,307	$17,041

% of 30+ days past due to total retained PCD loans	5.79%	5.90%
Nonaccrual loans(b)	$1,604	$1,609

(in millions, except ratios)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net charge-offs	$3	$27	$16	$33
Net charge-off rate	0.08%	0.57%	0.20%	0.34%
(a)At June 30, 2021 and December 31, 2020, loans under payment deferral programs offered in response to the COVID-19 pandemic which are still within their deferral period and performing according to their modified terms are generally not considered delinquent.
(b)Includes loans to customers that have exited COVID-19 payment deferral programs and are 90 or more days past due, predominantly all of which were considered collateral-dependent at time of exit from COVID-19 payment deferral programs and charged down to the lower of amortized cost or fair value of the underlying collateral less costs to sell.

Credit card
Total credit card loans decreased from December 31, 2020 reflecting higher payments, predominantly offset by strong sales volume in the second quarter. The June 30, 2021 30+ and 90+ day delinquency rates of 1.01% and 0.54%, respectively, decreased compared to the December 31, 2020 30+ and 90+ day delinquency rates of 1.68% and 0.92%, respectively. The delinquency rates were positively impacted by government stimulus and borrowers who participated in payment assistance programs. Net charge-offs decreased for the three and six months ended June 30, 2021 compared with the same period in the prior year reflecting lower charge-offs and higher recoveries as consumer cash balances remained elevated benefiting from the ongoing impact of government stimulus and payment assistance programs.
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
Modifications of credit card loans
At June 30, 2021, the Firm had $1.2 billion of credit card loans outstanding that have been modified in TDRs, which does not include loans with short-term or other insignificant modifications that are not considered TDRs, compared to $1.4 billion at December 31, 2020. Refer to Note 11 for additional information about loan modification programs to borrowers.

WHOLESALE CREDIT PORTFOLIO
In its wholesale businesses, the Firm is exposed to credit risk primarily through its underwriting, lending, market-making, and hedging activities with and for clients and counterparties, as well as through various operating services (such as cash management and clearing activities), securities financing activities and cash placed with banks. A portion of the loans originated or acquired by the Firm’s wholesale businesses is generally retained on the balance sheet. The Firm distributes a significant percentage of the loans that it originates into the market as part of its syndicated loan business and to manage portfolio concentrations and credit risk. The wholesale portfolio is actively managed, in part by conducting ongoing, in-depth reviews of client credit quality and transaction structure inclusive of collateral where applicable, and of industry, product and client concentrations. Refer to the industry discussion on pages 65-69 for further information.
The Firm’s wholesale credit portfolio includes exposure held in CIB, CB, AWM and Corporate, as well as risk-rated exposures held in CCB, including business banking and auto dealer exposure for which the wholesale methodology is applied when determining the allowance for credit losses.
In the first half of 2021, the credit environment continued to improve following the broad-based deterioration in 2020 that resulted from the impacts of the COVID-19 pandemic.
As of June 30, 2021, retained loans increased $9.9 billion driven by CIB and AWM largely offset by decreases in CB and CCB. Lending related commitments increased $52.8 billion, predominantly driven by net portfolio activity in CIB and CB, including an increase in held for sale commitments intended to be syndicated.
In the six months ended June 30, 2021, the investment- grade percentage of the credit portfolio decreased from 71% to 70% driven by net portfolio activity, including new commitments. Criticized exposure increased $3.4 billion from $41.6 billion at December 31, 2020 to $45.0 billion at June 30, 2021, driven by select downgrades, largely offset by select upgrades and net portfolio activity. Nonperforming exposure remained flat at $4.9 billion and net charge off activity was $63 million.

Wholesale credit portfolio
	Credit exposure		Nonperforming(c)
(in millions)	Jun 30, 2021	Dec 31, 2020	Jun 30, 2021	Dec 31, 2020
Loans retained	$524,855	$514,947	$2,698	$3,318
Loans held-for-sale	13,715	5,784	92	284
Loans at fair value	30,897	29,327	624	504
Loans–reported	569,467	550,058	3,414	4,106
Derivative receivables	70,711	79,630	481	56
Receivables from customers(a)	59,609	47,710	—	—
Total wholesale credit-related assets	699,787	677,398	3,895	4,162
Assets acquired in loan satisfactions
Real estate owned	NA	NA	126	125
Other	NA	NA	—	—
Total assets acquired in loan satisfactions	NA	NA	126	125
Lending-related commitments	502,616	449,863	851	577
Total wholesale credit portfolio	$1,202,403	$1,127,261	$4,872	$4,864
Credit derivatives and credit-related notes used in credit portfolio management activities(b)	$(21,816)	$(23,218)	$—	$—
Liquid securities and other cash collateral held against derivatives	(11,324)	(14,806)	NA	NA
(a)Receivables from customers reflect held-for-investment margin loans to brokerage clients in CIB, CCB and AWM; these are reported within accrued interest and accounts receivable on the Consolidated balance sheets.
(b)Represents the net notional amount of protection purchased and sold through credit derivatives and credit-related notes used to manage both performing and nonperforming wholesale credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. Refer to Credit derivatives on page 72 and Note 4 for additional information. Prior-period amount has been revised to conform with the current presentation.
(c)Loans that were modified in response to the COVID-19 pandemic continue to be risk-rated in accordance with the Firm’s overall credit risk management framework. As of June 30, 2021, predominantly all of these loans were considered performing.

Wholesale assistance
In March 2020, the Firm began providing assistance to clients in response to the COVID-19 pandemic, predominantly in the form of payment deferrals and covenant modifications.
As of June 30, 2021, the Firm had approximately $460 million of retained loans still under payment deferral, representing 0.1% of the loan portfolio, which decreased from $16.8 billion at June 30, 2020. Predominantly all clients that exited deferral are current or have paid down their loans, and the Firm has not experienced meaningful new payment deferral requests. The Firm continues to monitor the credit risk associated with loans subject to deferrals throughout the deferral period and on an ongoing basis after the borrowers are required to resume making regularly scheduled payments and considers expected losses of principal and accrued interest on these loans in its allowance for credit losses.
In addition, the Firm granted assistance in the form of covenant modifications. These types of assistance, both payment deferrals and covenant modifications, are generally not reported as TDRs, either because the modifications were insignificant or they qualified for the option to suspend the application of accounting guidance for TDRs as provided by the CARES Act and extended by the Consolidated Appropriations Act. Loans under assistance continue to be risk-rated in accordance with the Firm’s overall credit risk management framework. As of June 30, 2021, predominantly all of these loans were considered performing.
Wholesale credit exposure – maturity and ratings profile
The following tables present the maturity and internal risk ratings profiles of the wholesale credit portfolio as of June 30, 2021, and December 31, 2020. The Firm generally considers internal ratings with qualitative characteristics equivalent to BBB-/Baa3 or higher as investment grade, and takes into consideration collateral and structural support when determining the internal risk rating for each credit facility. Refer to Note 12 of JPMorgan Chase's 2020 Form 10-K for further information on internal risk ratings.

	Maturity profile(d)				Ratings profile
	1 year or less	1 year through 5 years	After 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
June 30, 2021 (in millions, except ratios)
Loans retained	$204,582	$192,904	$127,369	$524,855	$387,000	$137,855	$524,855	74%
Derivative receivables				70,711			70,711
Less: Liquid securities and other cash collateral held against derivatives				(11,324)			(11,324)
Total derivative receivables, net of collateral	20,343	15,673	23,371	59,387	32,956	26,431	59,387	55
Lending-related commitments	137,552	341,412	23,652	502,616	338,195	164,421	502,616	67
Subtotal	362,477	549,989	174,392	1,086,858	758,151	328,707	1,086,858	70
Loans held-for-sale and loans at fair value(a)				44,612			44,612
Receivables from customers				59,609			59,609
Total exposure – net of liquid securities and other cash collateral held against derivatives				$1,191,079			$1,191,079
Credit derivatives and credit-related notes used in credit portfolio management activities(b)(c)	$(7,615)	$(11,699)	$(2,502)	$(21,816)	$(17,675)	$(4,141)	$(21,816)	81%

	Maturity profile(d)				Ratings profile
	1 year or less	1 year through 5 years	After 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
December 31, 2020 (in millions, except ratios)
Loans retained	$183,969	$197,905	$133,073	$514,947	$379,273	$135,674	$514,947	74%
Derivative receivables				79,630			79,630
Less: Liquid securities and other cash collateral held against derivatives				(14,806)			(14,806)
Total derivative receivables, net of collateral	18,456	17,599	28,769	64,824	38,941	25,883	64,824	60
Lending-related commitments	116,950	315,179	17,734	449,863	312,694	137,169	449,863	70
Subtotal	319,375	530,683	179,576	1,029,634	730,908	298,726	1,029,634	71
Loans held-for-sale and loans at fair value(a)				35,111			35,111
Receivables from customers				47,710			47,710
Total exposure – net of liquid securities and other cash collateral held against derivatives				$1,112,455			$1,112,455
Credit derivatives and credit-related notes used in credit portfolio management activities(b)(c)	$(6,765)	$(13,627)	$(2,826)	$(23,218)	$(18,164)	$(5,054)	$(23,218)	78%
(a)Represents loans held-for-sale, primarily related to syndicated loans and loans transferred from the retained portfolio, and loans at fair value.
(b)These derivatives do not qualify for hedge accounting under U.S. GAAP.
(c)The notional amounts are presented on a net basis by underlying reference entity and the ratings profile shown is based on the ratings of the reference entity on which protection has been purchased. Predominantly all of the credit derivatives entered into by the Firm where it has purchased protection used in credit portfolio management activities are executed with investment-grade counterparties. In addition, the Firm obtains credit protection against certain loans in the retained loan portfolio through the issuance of credit-related notes. Prior-period amounts have been revised to conform with the current presentation.
(d)The maturity profile of retained loans, lending-related commitments and derivative receivables is generally based on remaining contractual maturity. Derivative contracts that are in a receivable position at June 30, 2021, may become payable prior to maturity based on their cash flow profile or changes in market conditions.
Wholesale credit exposure – industry exposures
The Firm focuses on the management and diversification of its industry exposures, and pays particular attention to industries with actual or potential credit concerns.
Exposures deemed criticized align with the U.S. banking regulators’ definition of criticized exposures, which consist of the special mention, substandard and doubtful categories. Total criticized exposure excluding loans held-for-sale and loans at fair value, was $45.0 billion at June 30, 2021, compared with $41.6 billion at December 31, 2020, representing approximately 4.1% and 4.0% of total wholesale credit exposure, respectively. The increase in total criticized exposure was driven by select downgrades, largely offset by select upgrades and net portfolio activity. The total criticized exposure at June 30, 2021 was largely undrawn and $40.9 billion was performing.

The table below summarizes by industry the Firm’s exposures as of June 30, 2021, and December 31, 2020. The industry of risk category is generally based on the client or counterparty’s primary business activity. Refer to Note 4 of JPMorgan Chase's 2020 Form 10-K for additional information on industry concentrations.

Wholesale credit exposure – industries(a)
						Selected metrics
						30 days or more past due and accruing loans(h)	Net charge-offs/ (recoveries)	Credit derivative hedges and credit-related notes(i)	Liquid securities and other cash collateral held against derivative receivables
			Noninvestment-grade
As of or for the six months ended	Credit exposure(f)(g)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
June 30, 2021
(in millions)
Real Estate	$147,119	$113,988	$26,805	$5,828	$498	$172	$(7)	$(188)	$—
Individuals and Individual Entities(b)	131,814	116,198	14,803	239	574	1,660	24	—	(3)
Consumer & Retail	113,618	58,782	45,422	8,600	814	152	6	(170)	—
Technology, Media & Telecommunications	80,346	48,099	25,888	6,080	279	33	—	(875)	(33)
Asset Managers	76,694	63,597	13,058	4	35	12	—	—	(5,100)
Industrials	68,267	36,100	27,765	4,276	126	187	2	(551)	(4)
Healthcare	64,460	42,530	20,239	1,609	82	35	(4)	(305)	(156)
Banks & Finance Cos	56,626	37,930	16,955	1,730	11	2	11	(506)	(1,302)
Oil & Gas	41,855	17,177	20,129	4,081	468	79	40	(417)	(3)
Automotive	40,877	24,910	14,773	1,029	165	48	(3)	(377)	—
State & Municipal Govt(c)	36,656	35,973	572	101	10	8	—	—	(33)
Utilities	32,550	22,617	8,730	936	267	4	—	(385)	(3)
Transportation	21,374	11,716	4,972	4,473	213	19	(2)	(81)	(24)
Chemicals & Plastics	21,153	10,725	9,672	743	13	8	—	(10)	—
Metals & Mining	15,791	6,180	8,927	589	95	7	1	(88)	(12)
Insurance	14,179	10,699	3,426	54	—	6	—	—	(2,228)
Central Govt	12,855	12,458	397	—	—	—	—	(6,989)	(143)
Securities Firms	5,689	2,693	2,443	550	3	—	—	(48)	(173)
Financial Markets Infrastructure	4,628	4,345	283	—	—	—	—	—	(1)
All other(d)	111,631	91,950	19,295	9	377	4	(5)	(10,826)	(2,106)
Subtotal	$1,098,182	$768,667	$284,554	$40,931	$4,030	$2,436	$63	$(21,816)	$(11,324)
Loans held-for-sale and loans at fair value	44,612
Receivables from customers	59,609
Total(e)	$1,202,403

(continued from previous page)
						Selected metrics
						30 days or more past due and accruing loans(h)	Net charge-offs/ (recoveries)	Credit derivative hedges and credit-related notes(i)	Liquid securities and other cash collateral held against derivative receivables
			Noninvestment-grade
As of or for the year ended	Credit exposure(f)(g)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
December 31, 2020
(in millions)
Real Estate	$148,498	$116,124	$27,576	$4,294	$504	$374	$94	$(190)	$—
Individuals and Individual Entities(b)	122,870	107,266	14,688	227	689	1,570	(17)	—	—
Consumer & Retail	108,437	57,580	41,624	8,852	381	203	55	(381)	(5)
Technology, Media & Telecommunications	72,150	36,435	27,770	7,738	207	10	73	(984)	(56)
Asset Managers	66,573	57,582	8,885	85	21	19	1	—	(4,685)
Industrials	66,470	37,512	26,881	1,852	225	278	70	(658)	(61)
Healthcare	60,118	44,901	13,356	1,684	177	96	104	(378)	(191)
Banks & Finance Cos	54,032	35,115	17,820	1,045	52	20	13	(659)	(1,648)
Oil & Gas	39,159	18,456	14,969	4,952	782	11	249	(488)	(4)
Automotive	43,331	25,548	15,575	2,149	59	152	22	(434)	—
State & Municipal Govt(c)	38,286	37,705	574	2	5	41	—	—	(41)
Utilities	30,124	22,451	7,048	571	54	14	(7)	(402)	(1)
Transportation	16,232	7,549	6,340	2,137	206	30	117	(83)	(26)
Chemicals & Plastics	17,176	10,622	5,703	822	29	6	—	(83)	—
Metals & Mining	15,542	5,958	8,699	704	181	8	16	(141)	(13)
Insurance	13,141	10,177	2,960	3	1	7	—	—	(1,771)
Central Govt	17,025	16,652	373	—	—	—	—	(8,364)	(982)
Securities Firms	8,048	6,116	1,927	1	4	—	18	(49)	(3,423)
Financial Markets Infrastructure	6,515	6,449	66	—	—	—	—	—	(10)
All other(d)	100,713	84,650	15,185	504	374	83	(9)	(9,924)	(1,889)
Subtotal	$1,044,440	$744,848	$258,019	$37,622	$3,951	$2,922	$799	$(23,218)	$(14,806)
Loans held-for-sale and loans at fair value	35,111
Receivables from customers	47,710
Total(e)	$1,127,261
(a)The industry rankings presented in the table as of December 31, 2020, are based on the industry rankings of the corresponding exposures at June 30, 2021, not actual rankings of such exposures at December 31, 2020.
(b)Individuals and Individual Entities predominantly consists of Global Private Bank clients within AWM and includes exposure to personal investment companies and personal and testamentary trusts.
(c)In addition to the credit risk exposure to states and municipal governments (both U.S. and non-U.S.) at June 30, 2021, and December 31, 2020, noted above, the Firm held: $6.9 billion and $7.2 billion, respectively, of trading assets; $18.5 billion and $20.4 billion, respectively, of AFS securities; and $13.5 billion and $12.8 billion, respectively, of HTM securities, issued by U.S. state and municipal governments. Refer to Note 2 and Note 9 for further information.
(d)All other includes: SPEs, and Private education and civic organizations, representing approximately 93% and 7%, respectively, at June 30, 2021 and 92% and 8%, respectively, at December 31, 2020.
(e)Excludes cash placed with banks of $694.9 billion and $516.9 billion, at June 30, 2021, and December 31, 2020, respectively, which is predominantly placed with various central banks, primarily Federal Reserve Banks.
(f)Credit exposure is net of risk participations and excludes the benefit of credit derivatives and credit-related notes used in credit portfolio management activities held against derivative receivables or loans and liquid securities and other cash collateral held against derivative receivables.
(g)Credit exposure includes held-for-sale and fair value option elected lending-related commitments.
(h)Generally excludes loans under payment deferral programs offered in response to the COVID-19 pandemic.
(i)Represents the net notional amounts of protection purchased and sold through credit derivatives and credit-related notes used to manage the credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. The All other category includes purchased credit protection on certain credit indices. Prior-period amounts have been revised to conform with the current presentation.

Presented below is additional detail on certain of the Firm’s largest industry exposures and/or certain industries which present potential heightened credit concerns.
Real Estate
Real Estate exposure was $147.1 billion as of June 30, 2021, of which $85.4 billion was multifamily lending as shown in the table below. Criticized exposure increased by $1.5 billion from $4.8 billion at December 31, 2020 to $6.3 billion at June 30, 2021, driven by select downgrades.

	June 30, 2021
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment-grade	% Drawn(d)
Multifamily(a)	$85,171	$184	$85,355	84%	91%
Office	16,132	284	16,416	73	70
Other Income Producing Properties(b)	11,836	517	12,353	74	56
Retail	10,191	151	10,342	60	65
Industrial	9,823	60	9,883	81	62
Services and Non Income Producing	9,705	34	9,739	62	47
Lodging	2,983	48	3,031	18	43
Total Real Estate Exposure(c)	145,841	1,278	147,119	77	78

	December 31, 2020
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment- grade	% Drawn(d)
Multifamily(a)	$85,368	$183	$85,551	85%	92%
Office	16,372	475	16,847	76	70
Other Income Producing Properties(b)	13,435	421	13,856	76	55
Retail	10,573	199	10,772	60	69
Industrial	9,039	69	9,108	76	73
Services and Non Income Producing	9,242	22	9,264	62	47
Lodging	3,084	16	3,100	24	57
Total Real Estate Exposure	147,113	1,385	148,498	78	80
(a)Multifamily exposure is largely in California.
(b)Other Income Producing Properties consists of clients with diversified property types or other property types outside of multifamily, office, retail, industrial and lodging with less material exposures.
(c)Real Estate exposure is approximately 79% secured; unsecured exposure is approximately 78% investment-grade.
(d)Represents drawn exposure as a percentage of credit exposure.

Consumer & Retail
Consumer & Retail exposure was $113.6 billion as of June 30, 2021, and predominantly included Retail, Food and Beverage, and Business and Consumer Services as shown in the table below.

	June 30, 2021
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment-grade	% Drawn(d)
Retail(a)	$31,999	$1,210	$33,209	48%	32%
Food and Beverage	29,020	999	30,019	62	35
Business and Consumer Services	29,468	447	29,915	49	33
Consumer Hard Goods	13,463	119	13,582	61	35
Leisure(b)	6,711	182	6,893	18	44
Total Consumer & Retail(c)	110,661	2,957	113,618	52	34

	December 31, 2020
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment- grade	% Drawn(d)
Retail(a)	$32,486	$887	$33,373	52%	33%
Food and Beverage	28,012	897	28,909	62	33
Business and Consumer Services	24,760	599	25,359	52	41
Consumer Hard Goods	12,937	178	13,115	59	36
Leisure(b)	7,440	241	7,681	18	43
Total Consumer & Retail	105,635	2,802	108,437	53	36
(a)Retail consists of Home Improvement & Specialty Retailers, Restaurants, Supermarkets, Discount & Drug Stores, Specialty Apparel and Department Stores.
(b)Leisure consists of Gaming, Arts & Culture, Travel Services and Sports & Recreation. As of June 30, 2021 approximately 74% of the noninvestment-grade Leisure portfolio is secured.
(c)Approximately 78% of the noninvestment-grade portfolio is secured.
(d)Represents drawn exposure as a percent of credit exposure.
Oil & Gas
Oil & Gas exposure was $41.9 billion as of June 30, 2021, including $22.6 billion of Exploration & Production and Oil field Services as shown in the table below. During the six months ended June 30, 2021, the investment-grade percentage decreased from 47% to 41%, predominantly driven by increased derivative receivables resulting from market movements. However, criticized exposure decreased by $1.2 billion from $5.7 billion at December 31, 2020 to $4.5 billion at June 30, 2021, driven by select upgrades and net portfolio activity, largely offset by select downgrades.

	June 30, 2021
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment-grade	% Drawn(c)
Exploration & Production ("E&P") and Oil field Services	$16,957	$5,671	$22,628	29%	26%
Other Oil & Gas(a)	18,400	827	19,227	55	22
Total Oil & Gas(b)	35,357	6,498	41,855	41	24

	December 31, 2020
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment- grade	% Drawn(c)
Exploration & Production ("E&P") and Oil field Services	$18,228	$1,048	$19,276	32%	37%
Other Oil & Gas(a)	19,288	595	19,883	62	21
Total Oil & Gas(b)	37,516	1,643	39,159	47	29
(a)Other Oil & Gas includes Integrated Oil & Gas companies, Midstream/Oil Pipeline companies and refineries.
(b)Secured lending was $17.2 billion and $13.2 billion at June 30, 2021 and December 31, 2020, respectively, over half of which is reserve-based lending to the Exploration & Production sub-sector; unsecured exposure is largely investment-grade.
(c)Represents drawn exposure as a percent of credit exposure.

Loans
In its wholesale businesses, the Firm provides loans to a variety of clients, ranging from large corporate and institutional clients to high-net-worth individuals. Refer to Note 11 for a further discussion on loans, including information about delinquencies, loan modifications and other credit quality indicators.
The following table presents the change in the nonaccrual loan portfolio for the six months ended June 30, 2021 and 2020. Since June 30, 2020, nonaccrual loan exposure decreased $658 million, driven by net portfolio activity and select upgrades across multiple industries including Oil & Gas, partially offset by select downgrades in Real Estate.

Wholesale nonaccrual loan activity
Six months ended June 30, (in millions)	2021	2020
Beginning balance(a)	$4,106	$1,271
Additions(a)	1,654	3,909
Reductions:
Paydowns and other	1,367	402
Gross charge-offs	129	484
Returned to performing status	605	184
Sales	245	38
Total reductions	2,346	1,108
Net changes	(692)	2,801
Ending balance	$3,414	$4,072
(a)In the third quarter of 2020, the Firm reclassified certain fair value option elected lending-related positions from trading assets to loans. Prior-period amounts have been revised to conform with the current presentation.
The following table presents net charge-offs/recoveries, which are defined as gross charge-offs less recoveries, for the three and six months ended June 30, 2021 and 2020. The amounts in the table below do not include gains or losses from sales of nonaccrual loans recognized in noninterest revenue.

Wholesale net charge-offs/(recoveries)
(in millions, except ratios)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Loans – reported
Average loans retained	$519,902	$540,248	$517,892	$516,032
Gross charge-offs	47	310	135	491
Gross recoveries collected	(37)	(11)	(72)	(30)
Net charge-offs/(recoveries)	10	299	63	461
Net charge-off/(recovery) rate	0.01%	0.22%	0.02%	0.18%

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
The percentage of the Firm’s over-the-counter derivative transactions subject to collateral agreements — excluding foreign exchange spot trades, which are not typically covered by collateral agreements due to their short maturity and centrally cleared trades that are settled daily — was approximately 88% at both June 30, 2021, and December 31, 2020. Refer to Note 4 for additional information on the Firm’s use of collateral agreements. Refer to Note 4 for a further discussion of derivative contracts, counterparties and settlement types.
The fair value of derivative receivables reported on the Consolidated balance sheets were $70.7 billion and $79.6 billion at June 30, 2021, and December 31, 2020, respectively, with decreases in CIB resulting from market movements. Derivative receivables represent the fair value of the derivative contracts after giving effect to legally enforceable master netting agreements and the related cash collateral held by the Firm.
In addition, the Firm held liquid securities and other cash collateral that the Firm believes is legally enforceable and may be used as security when the fair value of the client’s exposure is in the Firm’s favor. For the purpose of this disclosure, the definition of liquid securities is consistent with the definition of high quality liquid assets as defined in the LCR rule.
In management’s view, the appropriate measure of current credit risk should also take into consideration other collateral, which generally represents securities that do not qualify as high quality liquid assets under the LCR rule, but that the Firm believes is legally enforceable. The collateral amounts for each counterparty are limited to the net derivative receivables for the counterparty.
The Firm also holds additional collateral (primarily cash, G7 government securities, other liquid government agency and guaranteed securities, and corporate debt and equity securities) delivered by clients at the initiation of transactions, as well as collateral related to contracts that have a non-daily call frequency and collateral that the Firm has agreed to return but has not yet settled as of the reporting date. Although this collateral does not reduce the balances and is not included in the tables below, it is available as security against potential exposure that could arise should the fair value of the client’s derivative contracts move in the Firm’s favor. Refer to Note 4 for additional information on the Firm’s use of collateral agreements.

The following tables summarize the net derivative receivables and the internal ratings profile for the periods presented.

Derivative receivables
(in millions)	June 30, 2021	December 31, 2020
Total, net of cash collateral	$70,711	$79,630
Liquid securities and other cash collateral held against derivative receivables	(11,324)	(14,806)
Total, net of liquid securities and other cash collateral	$59,387	$64,824
Other collateral held against derivative receivables	(5,943)	(6,022)
Total, net of collateral	$53,444	$58,802

Ratings profile of derivative receivables
	June 30, 2021		December 31, 2020
(in millions, except ratios)	Exposure net of collateral	% of exposure net of collateral	Exposure net of collateral	% of exposure net of collateral
Investment-grade	$31,326	59%	$37,013	63%
Noninvestment-grade	22,118	41	21,789	37
Total	$53,444	100%	$58,802	100%
Credit portfolio management activities
The Firm uses credit derivatives for two primary purposes: first, in its capacity as a market-maker, and second, as an end-user, to manage the Firm’s own credit risk associated with traditional lending activities (loans and lending-related commitments) and derivatives counterparty exposure in the Firm’s wholesale businesses. In addition, the Firm obtains credit protection against certain loans in the retained wholesale portfolio through the issuance of credit-related notes. Information on credit portfolio management activities is provided in the table below.

Credit derivatives and credit-related notes used in credit portfolio management activities
	Notional amount of protection purchased and sold(a)
(in millions)	June 30, 2021	December 31, 2020
Credit derivatives and credit-related notes used to manage:
Loans and lending-related commitments	$3,104	$4,856
Derivative receivables	18,712	18,362
Credit derivatives and credit-related notes used in credit portfolio management activities	$21,816	$23,218
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

ALLOWANCE FOR CREDIT LOSSES
The Firm’s allowance for credit losses represents management's estimate of expected credit losses over the remaining expected life of the Firm's financial assets measured at amortized cost and certain off-balance sheet lending-related commitments. The allowance for credit losses comprises:
•the allowance for loan losses, which covers the Firm’s retained loan portfolios (scored and risk-rated) and is presented separately on the Consolidated balance sheets,
•the allowance for lending-related commitments, which is presented on the Consolidated balance sheets in accounts payable and other liabilities, and
•the allowance for credit losses on investment securities, which covers the Firm’s HTM and AFS securities and is reflected within Investment Securities on the Consolidated balance sheets.
Discussion of changes in the allowance
The allowance for credit losses as of June 30, 2021 decreased when compared to December 31, 2020, consisting of:
•a $7.1 billion reduction in consumer, predominantly in the credit card portfolio, reflecting improvements in the Firm's economic outlook; and in the residential real estate portfolio, primarily due to continued improvements in HPI expectations, and
•a $1.1 billion net reduction in wholesale, across the LOBs, reflecting improvements in the Firm's economic outlook.
The COVID-19 pandemic has stressed many macroeconomic variables (“MEVs”) used in the Firm's allowance estimate which has created challenges in the use of modeled credit loss estimates, increased the reliance on management judgment, and resulted in adjustments to appropriately address the economic circumstances. These adjustments continued through the second quarter of 2021, although to a lesser extent than experienced during 2020.
The U.S. economy has continued to improve with the benefits of vaccination and as more businesses have reopened, thereby reducing certain pandemic-related macroeconomic uncertainties. However, uncertainties remain, including the pace of vaccination progress, the impact of additional waves and new virus strains, the health of underlying labor markets, and the potential for changes in consumer behavior that could have longer term impacts on certain sectors. As a result of these uncertainties, the Firm retained meaningful weighting on its adverse scenarios, albeit to a lesser extent than the first quarter of 2021 and fourth quarter of 2020. The adverse scenarios incorporate more punitive macroeconomic factors than the central case assumptions outlined below, resulting in weighted average U.S. unemployment rates rising above seven percent in 2021 and falling just below six percent throughout the second quarter of 2022 with U.S. gross domestic product ("GDP") returning to pre-pandemic levels in 4Q21.
The Firm’s central case assumptions reflected U.S. unemployment rates and U.S. real GDP as follows:

	Assumptions at June 30, 2021
	4Q21	2Q22	4Q22
U.S. unemployment rate(a)	4.7%	4.0%	3.8%
Cumulative change in U.S. real GDP from 12/31/2019	4.3%	6.0%	7.3%

	Assumptions at December 31, 2020
	2Q21	4Q21	2Q22
U.S. unemployment rate(a)	6.8%	5.7%	5.1%
Cumulative change in U.S. real GDP from 12/31/2019	(1.9)%	0.6%	2.0%
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
Refer to Critical Accounting Estimates Used by the Firm on pages 84-86 for further information on the allowance for credit losses and related management judgments.
Refer to Consumer Credit Portfolio on pages 58-62, Wholesale Credit Portfolio on pages 63-72 and Note 11 for additional information on the consumer and wholesale credit portfolios.

Allowance for credit losses and related information
	2021				2020
Six months ended June 30,	Consumer, excluding credit card	Credit card	Wholesale	Total	Consumer, excluding credit card	Credit card	Wholesale		Total
(in millions, except ratios)
Allowance for loan losses
Beginning balance at January 1,	$3,636	$17,800	$6,892	$28,328	$2,538	$5,683	$4,902		$13,123
Cumulative effect of a change in accounting principle	NA	NA	NA	NA	297	5,517	(1,642)		4,172
Gross charge-offs	308	2,213	135	2,656	425	2,863	491		3,779
Gross recoveries collected	(318)	(475)	(72)	(865)	(348)	(372)	(30)		(750)
Net charge-offs/(recoveries)	(10)	1,738	63	1,791	77	2,491	461		3,029
Provision for loan losses	(1,746)	(3,562)	(1,730)	(7,038)	2,115	9,091	6,118	(d)	17,324
Other	(2)	—	3	1	(1)	—	2		1
Ending balance at June 30,	$1,898	$12,500	$5,102	$19,500	$4,872	$17,800	$8,919		$31,591

Allowance for lending-related commitments
Beginning balance at January 1,	$187	$—	$2,222	$2,409	$12	$—	$1,179		$1,191
Cumulative effect of a change in accounting principle	NA	NA	NA	NA	133	—	(35)		98
Provision for lending-related commitments	(46)	—	634	588	95	—	1,326	(d)	1,421
Other	1	—	—	1	1	—	(1)		—
Ending balance at June 30,	$142	$—	$2,856	$2,998	$241	$—	$2,469		$2,710

Impairment methodology
Asset-specific(a)	$(557)	$443	$488	$374	$263	$642	$757		$1,662
Portfolio-based	2,455	12,057	4,614	19,126	4,609	17,158	8,162	(d)	29,929
Total allowance for loan losses	$1,898	$12,500	$5,102	$19,500	$4,872	$17,800	$8,919		$31,591

Impairment methodology
Asset-specific	$—	$—	$150	$150	$—	$—	$115		$115
Portfolio-based	142	—	2,706	2,848	241	—	2,354	(d)	2,595
Total allowance for lending-related commitments	$142	$—	$2,856	$2,998	$241	$—	$2,469		$2,710

Total allowance for credit losses(b)	$2,040	$12,500	$7,958	$22,498	$5,113	$17,800	$11,388		$34,301

Memo:
Retained loans, end of period	$297,731	$141,079	$524,855	$963,665	$307,005	$141,656	$516,787		$965,448
Retained loans, average	300,430	134,796	517,892	953,118	299,169	152,518	516,032		967,719
Credit ratios
Allowance for loan losses to retained loans	0.64%	8.86%	0.97%	2.02%	1.59%	12.57%	1.73%	(d)	3.27%
Allowance for loan losses to retained nonaccrual loans(c)	37	NM	189	247	115	NM	261	(d)	412
Allowance for loan losses to retained nonaccrual loans excluding credit card	37	NM	189	89	115	NM	261	(d)	180
Net charge-off/(recovery) rates	(0.01)	2.60	0.02	0.38	0.05	3.28	0.18		0.63
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
(b)Excludes the allowance for credit losses on investment securities of $87 million and $23 million as of June 30, 2021 and 2020, respectively.
(c)The Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.
(d)Prior-period amounts have been revised to conform with the current presentation.

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
Investment securities risk
Investment securities risk includes the exposure associated with a default in the payment of principal and interest. This risk is mitigated given that the investment securities portfolio held by Treasury and CIO is predominantly invested in high-quality securities. At June 30, 2021, the Treasury and CIO investment securities portfolio, net of allowance for credit losses, was $571.6 billion, and the average credit rating of the securities comprising the portfolio was AA+ (based upon external ratings where available and where not available, based primarily upon internal risk ratings). Refer to Corporate segment results on pages 42-43 and Note 9 for further information on the investment securities portfolio and internal risk ratings. Refer to Market Risk Management on pages 76-80 for further information on the market risk inherent in the portfolio. Refer to Liquidity Risk Management on pages 51-55 for further information on related liquidity risk.
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
The table below presents the aggregate carrying values of the principal investment portfolios as June 30, 2021 and December 31, 2020.

(in billions)	June 30, 2021	December 31, 2020
Tax-oriented investments, primarily in alternative energy and affordable housing(a)	$20.4	$20.0
Private equity, various debt and equity instruments, and real assets	6.4	6.2
Total carrying value	$26.8	$26.2
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
Models used to measure market risk are inherently imprecise and are limited in their ability to measure certain risks or to predict losses. This imprecision may be heightened when sudden or severe shifts in market conditions occur. For additional discussion on model uncertainty refer to Estimations and Model Risk Management on page 83.
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

Total VaR
	Three months ended
	June 30, 2021						March 31, 2021						June 30, 2020
(in millions)	Avg.		Min		Max		Avg.		Min		Max		Avg.		Min		Max
CIB trading VaR by risk type
Fixed income	$39		$33		$44		$125		$34		$153		$129		$109		$155
Foreign exchange	6		4		9		11		5		27		9		7		13
Equities	18		11		23		22		19		38		27		22		35
Commodities and other	22		12		35		33		22		43		32		21		44
Diversification benefit to CIB trading VaR	(44)	(a)	NM	(b)	NM	(b)	(90)	(a)	NM	(b)	NM	(b)	(69)	(a)	NM	(b)	NM	(b)
CIB trading VaR	41		34		51		101		40		134		128		104		158
Credit portfolio VaR	6		4		9		8		5		12		22		18		28
Diversification benefit to CIB VaR	(6)	(a)	NM	(b)	NM	(b)	(10)	(a)	NM	(b)	NM	(b)	(23)	(a)	NM	(b)	NM	(b)
CIB VaR	41		34		52		99		39		133		127		101		157

CCB VaR	5		4		7		6		4		11		5		2		12
Corporate and other LOB VaR	20		18		22		45	(c)	20		94	(c)	15		11		18
Diversification benefit to other VaR	(5)	(a)	NM	(b)	NM	(b)	(6)	(a)	NM	(b)	NM	(b)	(4)	(a)	NM	(b)	NM	(b)
Other VaR	20		19		22		45		21		94		16		13		18
Diversification benefit to CIB and other VaR	(18)	(a)	NM	(b)	NM	(b)	(38)	(a)	NM	(b)	NM	(b)	(13)	(a)	NM	(b)	NM	(b)
Total VaR	$43		$35		$52		$106		$40		$153		$130		$106		$163
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
(c)Average and maximum Corporate and other LOB VaR for the three months ended March 31, 2021 were driven by a private equity position that became publicly traded at the end of the third quarter of 2020. As of March 31, 2021 the Firm no longer held this position.

Quarter over quarter results
Average total VaR decreased by $63 million for the three months ended June 30, 2021 when compared with March 31, 2021. This decrease was driven by volatility which occurred at the onset of the COVID-19 pandemic rolling out of the one-year historical look back period, largely impacting exposures in fixed income and equities.
Year over year results
Average total VaR decreased by $87 million for the three months ended June 30, 2021, compared with the same period in the prior year. This decrease was driven by volatility which occurred at the onset of the COVID-19 pandemic rolling out of the one-year historical look back period, predominantly impacting exposure in fixed income.

Effective July 1, 2020, the Firm refined the scope of VaR to exclude certain asset-backed fair value option elected loans, and included them in other sensitivity-based measures to more effectively measure the risk from these loans. In the absence of this refinement, the average Total VaR and each of the components would have been different by the amounts reported in the following table:

(in millions)	Amount by which reported average VaR would have been different for the three months ended June 30, 2021
CIB fixed income VaR	$2
CIB trading VaR	(1)
CIB VaR	—
Total VaR	(1)

The following graph presents daily Risk Management VaR for the five trailing quarters. As noted previously, average total VaR decreased by $87 million for the three months ended June 30, 2021, compared with the same period in the prior year. Daily Risk Management VaR has also declined from March 31, 2020, returning to near pre-pandemic levels, as the volatility which occurred in late March of 2020 at the onset of the COVID-19 pandemic has rolled out of the one-year historical look-back period.
Daily Risk Management VaR

Second Quarter 2020	Third Quarter 2020	Fourth Quarter 2020	First Quarter 2021	Second Quarter 2021
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
For the 12 months ended June 30, 2021, the Firm posted backtesting gains on 157 of the 259 days, and observed four VaR backtesting exceptions. For the three months ended June 30, 2021, the Firm posted backtesting gains on 30 of the 65 days, and observed four VaR backtesting exceptions.
The following chart presents the distribution of Firmwide daily backtesting gains and losses for the trailing 12 months and three months ended June 30, 2021. The daily backtesting losses are displayed as a percentage of the corresponding daily Risk Management VaR. The count of days with backtesting losses are shown in aggregate, in fifty percentage point intervals. A backtesting exception occurs when the daily backtesting loss exceeds the daily Risk Management VaR for the prior day. Backtesting exceptions are displayed within the intervals that are greater than one hundred percent. The results in the chart below differ from the results of backtesting disclosed in the Market Risk section of the Firm’s Basel III Pillar 3 Regulatory Capital Disclosures reports, which are based on Regulatory VaR applied to the Firm’s covered positions.
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
The Firm’s U.S. dollar sensitivities are presented in the table below.

(in billions)	June 30, 2021	December 31, 2020
Parallel shift:
+100 bps shift in rates	$6.2	$6.9
Steeper yield curve:
+100 bps shift in long-term rates	1.1	2.4
Flatter yield curve:
+100 bps shift in short-term rates	5.1	4.5
The change in the Firm’s U.S. dollar sensitivities as of June 30, 2021 compared to December 31, 2020 reflected updates to the Firm’s baseline for higher long-term rates as well as the impact of changes in the Firm’s balance sheet.
The Firm’s sensitivity to rates is primarily a result of assets repricing at a faster pace than deposits.
Based upon current and implied market rates as of June 30, 2021, scenarios reflecting lower rates could result in negative interest rates. The U.S. has never experienced an interest rate environment where the Federal Reserve has a negative interest rate policy. In a negative interest rate environment, the modeling assumptions used for certain assets and liabilities require additional management judgment and therefore, the actual outcomes may differ from these assumptions.
The Firm’s non-U.S. dollar sensitivities are presented in the table below.

(in billions)	June 30, 2021	December 31, 2020
Parallel shift:
+100 bps shift in rates	$0.8	$0.9
Flatter yield curve:
+100 bps shift in short-term rates	0.8	0.8
The results of the non-U.S. dollar interest rate scenario involving a steeper yield curve with long-term rates rising by 100 basis points and short-term rates staying at current levels were not material to the Firm’s earnings-at-risk at June 30, 2021 and December 31, 2020.

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
The table below represents the potential impact to net revenue, OCI or noninterest expense for market risk-sensitive instruments that are not included in VaR or earnings-at-risk. Where appropriate, instruments used for hedging purposes are reported net of the positions being hedged. The sensitivities disclosed in the table below may not be representative of the actual gain or loss that would have been realized at June 30, 2021 and December 31, 2020, as the movement in market parameters across maturities may vary and are not intended to imply management’s expectation of future changes in these sensitivities.

Gain/(loss) (in millions)			June 30, 2021	December 31, 2020
Activity	Description	Sensitivity measure

Debt and equity(a)
Asset Management activities	Consists of seed capital and related hedges; fund co-investments(b); and certain deferred compensation and related hedges(c)	10% decline in market value	$(38)	$(48)
Other debt and equity	Consists of certain asset-backed fair value option elected loans, privately held equity and other investments held at fair value(b)	10% decline in market value	(953)	(919)

Funding activities
Non-USD LTD cross-currency basis	Represents the basis risk on derivatives used to hedge the foreign exchange risk on the non-USD LTD(d)	1 basis point parallel tightening of cross currency basis	(18)	(16)
Non-USD LTD hedges foreign currency (“FX”) exposure	Primarily represents the foreign exchange revaluation on the fair value of the derivative hedges(d)	10% depreciation of currency	20	13
Derivatives – funding spread risk	Impact of changes in the spread related to derivatives FVA(b)	1 basis point parallel increase in spread	(3)	(4)
Fair value option elected liabilities – funding spread risk	Impact of changes in the spread related to fair value option elected liabilities DVA(d)	1 basis point parallel increase in spread	38	33
Fair value option elected liabilities – interest rate sensitivity	Interest rate sensitivity on fair value option elected liabilities resulting from a change in the Firm’s own credit spread(d)	1 basis point parallel increase in spread	(1)	(3)
	Interest rate sensitivity related to risk management of changes in the Firm’s own credit spread on the fair value option elected liabilities noted above(b)	1 basis point parallel increase in spread	1	3
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
Country Risk Management continues to monitor the impact of the COVID-19 pandemic on individual countries.
Refer to pages 143-144 of JPMorgan Chase’s 2020 Form 10-K for a further discussion of the Firm’s country risk management.
Risk Reporting
The following table presents the Firm’s top 20 exposures by country (excluding the U.S.) as of June 30, 2021 and their comparative exposures as of December 31, 2020. The selection of countries represents the Firm’s largest total exposures by individual country, based on the Firm’s internal country risk management approach, and does not represent the Firm’s view of any existing or potentially adverse credit conditions. Country exposures may fluctuate from period to period due to client activity and market flows.
The increase in exposure to Australia was due to increased cash placements with the central bank of Australia, driven by client activity following policy decisions in the country and growth in client deposits.

Top 20 country exposures (excluding the U.S.)(a)
(in billions)	June 30, 2021				December 31, 2020(e)
	Lending and deposits(b)	Trading and investing(c)	Other(d)	Total exposure	Total exposure
Germany	$123.1	$3.1	$0.4	$126.6	$127.2
United Kingdom	55.8	14.7	1.9	72.4	68.4
Japan	35.5	9.3	0.3	45.1	45.6
Australia	23.5	4.7	—	28.2	15.9
China	9.8	7.9	2.1	19.8	21.2
Switzerland	12.6	0.5	5.5	18.6	18.7
Canada	15.8	1.2	0.2	17.2	14.5
France	12.2	1.5	2.6	16.3	18.8
Brazil	4.6	9.7	—	14.3	10.8
Spain	9.7	3.2	—	12.9	5.8
Netherlands	9.3	1.4	1.7	12.4	7.7
Luxembourg	10.9	1.1	—	12.0	12.4
Italy	4.8	6.4	0.2	11.4	9.7
India	5.3	4.4	1.3	11.0	10.5
South Korea	4.3	5.9	0.4	10.6	10.1
Singapore	5.3	2.8	1.0	9.1	8.7
Hong Kong SAR	5.1	1.8	0.4	7.3	6.2
Saudi Arabia	5.3	1.7	—	7.0	5.8
Belgium	2.4	1.5	0.1	4.0	4.0
Sweden	4.0	(0.2)	—	3.8	4.3
(a)Country exposures presented in the table reflect 90% of total Firmwide non-U.S. exposure, where exposure is attributed to an individual country, at both June 30, 2021 and December 31, 2020.
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
(e)The country rankings presented in the table as of December 31, 2020, are based on the country rankings of the corresponding exposures at June 30, 2021, not actual rankings of such exposures at December 31, 2020.

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
Business and technology resiliency risk
Business disruptions can occur due to forces beyond the Firm’s control such as the spread of infectious diseases or pandemics, severe weather, power or telecommunications loss, accidents, failure of a third party to provide expected services, cyberattack, flooding, transit strikes, terrorism and health emergencies. The safety of the Firm’s employees and customers is of the highest priority. The Firmwide resiliency program is intended to enable the Firm to recover its critical business functions and supporting assets (i.e., staff, technology and facilities) in the event of a business interruption. The program includes governance, awareness training, and testing of recovery strategies, as well as strategic and tactical initiatives to identify, assess, and manage business interruption and public safety risks. The strength and proficiency of the Firmwide resiliency program has played an integral role in maintaining the Firm’s business operations during and after various events.
Cybersecurity Risk
Due to the ongoing impact of COVID-19, the Firm continues to leverage use of remote access and video conferencing solutions provided by third parties to facilitate remote work. As a result, the Firm has deployed additional precautionary measures to mitigate cybersecurity risks.
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
Refer to Critical Accounting Estimates Used by the Firm on pages 84-86 and Note 2 of this Form 10-Q, and Estimations and Model Risk Management section on page 151 of JPMorgan Chase’s 2020 Form 10-K for a summary of model-based valuations and other valuation techniques.

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
The allowance for credit losses involves significant judgment on a number of matters including development and weighting of macroeconomic forecasts, incorporation of historical loss experience, assessment of risk characteristics, assignment of risk ratings, valuation of collateral, and the determination of remaining expected life. Refer to Note 10 and Note 13 of JPMorgan Chase's 2020 Form 10-K for further information on these judgments as well as the Firm’s policies and methodologies used to determine the Firm’s allowance for credit losses; and refer to Allowance for credit losses on pages 73-74 and Note 12 of this Form 10-Q for further information.
One of the most significant judgments involved in estimating the Firm’s allowance for credit losses relates to the macroeconomic forecasts used to estimate credit losses over the eight-quarter forecast period within the Firm’s methodology. The eight-quarter forecast incorporates hundreds of MEVs that are relevant for exposures across the Firm, with modeled credit losses being driven primarily by a subset of less than twenty variables. The specific variables that have the greatest effect on the modeled losses of each portfolio vary by portfolio and geography.
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
The COVID-19 pandemic resulted in a weak labor market and weak overall economic conditions that affected borrowers across the Firm’s consumer and wholesale lending portfolios. The U.S. economy has continued to improve with the benefits of vaccination and as more businesses have reopened, thereby reducing certain pandemic-related macroeconomic uncertainties. However, uncertainties remain, including the pace of vaccination progress, the impact of additional waves and new virus strains, the health of underlying labor markets, and the potential for changes in consumer behavior that could have longer term impacts on certain sectors. Further, judgment is still required to estimate the speed and trajectory of the economic recovery.
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
For example, compared to the Firm’s central scenario described on page 73 and in Note 12, the Firm’s relative adverse scenario assumes a significantly elevated U.S. unemployment rate through 2021, averaging approximately 2.4% higher over the eight-quarter forecast, with a peak difference of approximately 4.2% in the fourth quarter of 2021; lower U.S. real GDP with a slower recovery, remaining nearly 2.5% lower at the end of the eight-quarter forecast, with a peak difference of approximately 6.9% in the fourth quarter of 2021; and

lower national HPI with a peak difference of nearly 11.2% and forecasted trough, both in the third quarter of 2022.
This analysis is not intended to estimate expected future changes in the allowance for credit losses, for a number of reasons, including:
•the Firm continues to place meaningful weighting on its adverse scenarios in estimating its allowance for credit losses as of June 30, 2021, and accordingly, the existing allowance already reflects credit losses beyond those estimated under the central scenario
•the impacts of changes in many MEVs are both interrelated and nonlinear, so the results of this analysis cannot be simply extrapolated for more severe changes in macroeconomic variables
•the COVID-19 pandemic has stressed many MEVs used in the Firm's allowance estimate, which has created challenges in the use of modeled credit loss estimations
•significant changes in the expected severity and duration of the economic downturn caused by the COVID-19 pandemic, effects of government support and customer assistance, and speed and trajectory of the subsequent recovery could significantly affect the Firm’s estimate of expected credit losses irrespective of the estimated sensitivities described below.
To demonstrate the sensitivity of credit loss estimates to macroeconomic forecasts as of June 30, 2021, the Firm compared the modeled estimates under its relative adverse scenario to its central scenario. Without considering the additional weight the Firm has placed on its adverse scenarios or any other offsetting or correlated effects in other qualitative components of the Firm’s allowance for credit losses for these lending exposures, the comparison between these two scenarios reflects the following differences:
•An increase of approximately $300 million for residential real estate loans and lending-related commitments
•An increase of approximately $2.8 billion for credit card loans
•An increase of approximately $1.7 billion for wholesale loans and lending-related commitments
This analysis relates only to the modeled credit loss estimates and is not intended to estimate changes in the overall allowance for credit losses as it does not reflect any potential changes in other adjustments to the quantitative calculation, which would also be influenced by the judgment management applies to the modeled lifetime loss estimates to reflect the uncertainty and imprecision of these modeled lifetime loss estimates based on then-current circumstances and conditions.
Recognizing that forecasts of macroeconomic conditions are inherently uncertain, particularly in light of the recent economic conditions, the Firm believes that its process to consider the available information and associated risks and uncertainties is appropriately governed and that its estimates of expected credit losses were reasonable and appropriate for the period ended June 30, 2021.
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

June 30, 2021 (in billions, except ratios)	Total assets at fair value	Total level 3 assets
Federal funds sold and securities purchased under resale agreements	$254.6	$—
Securities borrowed	70.0	—
Trading assets:
Trading–debt and equity instruments	449.8	2.6
Derivative receivables(a)	70.7	6.5
Total trading assets	520.5	9.1
AFS securities	232.2	—
Loans	61.8	1.7
MSRs	4.5	4.5
Other	51.6	0.6
Total assets measured at fair value on a recurring basis	1,195.2	15.9
Total assets measured at fair value on a nonrecurring basis	3.2	1.2
Total assets measured at fair value	$1,198.4	$17.1
Total Firm assets	$3,684.3
Level 3 assets at fair value as a percentage of total Firm assets(a)		0.5%
Level 3 assets at fair value as a percentage of total Firm assets at fair value(a)		1.4%
(a)For purposes of the table above, the derivative receivables total reflects the impact of netting adjustments; however, the $6.5 billion of derivative receivables classified as level 3 does not reflect the netting adjustment as such netting is not relevant to a presentation based on the transparency of inputs to the valuation of an asset. The level 3 balances would be reduced if netting were applied, including the netting benefit associated with cash collateral.

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
Refer to Note 14 for additional information on goodwill, including the goodwill impairment assessment as of June 30, 2021.
Credit card rewards liability
The credit card rewards liability was $8.3 billion and $7.7 billion at June 30, 2021 and December 31, 2020, respectively, and is recorded in accounts payable and other liabilities on the Consolidated balance sheets. Refer to page 154 of JPMorgan Chase’s 2020 Form 10-K for a description of the significant assumptions and sensitivities, associated with the Firm’s credit card rewards liability.
Income taxes
Refer to Income taxes on pages 154-155 of JPMorgan Chase’s 2020 Form 10-K for a description of the significant assumptions, judgments and interpretations associated with the accounting for income taxes.
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
•Changes in the level of inflation;
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

JPMorgan Chase & Co.
Consolidated statements of income (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2021	2020	2021	2020
Revenue
Investment banking fees	$3,470	$2,850	$6,440	$4,716
Principal transactions	4,076	7,621	10,576	10,558
Lending- and deposit-related fees	1,760	1,431	3,447	3,137
Asset management, administration and commissions	5,194	4,266	10,223	8,806
Investment securities gains/(losses)	(155)	26	(141)	259
Mortgage fees and related income	551	917	1,255	1,237
Card income	1,647	974	2,997	1,969
Other income(a)	1,195	1,137	2,318	2,387
Noninterest revenue	17,738	19,222	37,115	33,069
Interest income	14,094	16,112	28,365	35,273
Interest expense	1,353	2,259	2,735	6,981
Net interest income	12,741	13,853	25,630	28,292
Total net revenue	30,479	33,075	62,745	61,361

Provision for credit losses	(2,285)	10,473	(6,441)	18,758

Noninterest expense
Compensation expense	9,814	9,509	20,415	18,404
Occupancy expense	1,090	1,080	2,205	2,146
Technology, communications and equipment expense	2,488	2,590	5,007	5,168
Professional and outside services	2,385	1,999	4,588	4,027
Marketing	626	481	1,377	1,281
Other expense	1,264	1,283	2,800	2,707
Total noninterest expense	17,667	16,942	36,392	33,733
Income before income tax expense	15,097	5,660	32,794	8,870
Income tax expense(a)	3,149	973	6,546	1,318
Net income	$11,948	$4,687	$26,248	$7,552
Net income applicable to common stockholders	$11,496	$4,265	$25,346	$6,698
Net income per common share data
Basic earnings per share	$3.79	$1.39	$8.30	$2.17
Diluted earnings per share	3.78	1.38	8.28	2.17

Weighted-average basic shares	3,036.6	3,076.3	3,054.9	3,086.1
Weighted-average diluted shares	3,041.9	3,081.0	3,060.3	3,090.8
(a) Prior-period amounts have been revised to conform with the current presentation. Refer to Note 1 for further information.
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of comprehensive income (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2021	2020	2021	2020
Net income	$11,948	$4,687	$26,248	$7,552
Other comprehensive income/(loss), after–tax
Unrealized gains/(losses) on investment securities	674	2,744	(3,665)	3,863
Translation adjustments, net of hedges	64	142	(186)	(188)
Fair value hedges	(23)	16	(51)	104
Cash flow hedges	591	234	(1,658)	2,699
Defined benefit pension and OPEB plans	9	(7)	77	26
DVA on fair value option elected liabilities	214	(1,758)	67	716
Total other comprehensive income/(loss), after–tax	1,529	1,371	(5,416)	7,220
Comprehensive income	$13,477	$6,058	$20,832	$14,772
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated balance sheets (unaudited)

(in millions, except share data)	June 30, 2021	December 31, 2020
Assets
Cash and due from banks	$26,592	$24,874
Deposits with banks	678,829	502,735
Federal funds sold and securities purchased under resale agreements (included $254,574 and $238,015 at fair value)	260,987	296,284
Securities borrowed (included $69,988 and $52,983 at fair value)	186,376	160,635
Trading assets (included assets pledged of $133,547 and $130,645)	520,588	503,126
Available-for-sale securities (amortized cost of $230,110 and $381,729, net of allowance for credit losses; included assets pledged of $12,199 and $32,227)	232,161	388,178
Held-to-maturity securities (net of allowance for credit losses)	341,476	201,821
Investment securities, net of allowance for credit losses	573,637	589,999
Loans (included $61,776 and $44,474 at fair value)	1,040,954	1,012,853
Allowance for loan losses	(19,500)	(28,328)
Loans, net of allowance for loan losses	1,021,454	984,525
Accrued interest and accounts receivable	125,253	90,503
Premises and equipment	26,631	27,109
Goodwill, MSRs and other intangible assets	54,655	53,428
Other assets(a) (included $52,234 and $13,827 at fair value and assets pledged of $40,319 and $3,739)	209,254	151,539
Total assets(b)	$3,684,256	$3,384,757
Liabilities
Deposits (included $14,023 and $14,484 at fair value)	$2,305,217	$2,144,257
Federal funds purchased and securities loaned or sold under repurchase agreements (included $175,817 and $155,735 at fair value)	245,437	215,209
Short-term borrowings (included $20,002 and $16,893 at fair value)	51,938	45,208
Trading liabilities	183,867	170,181
Accounts payable and other liabilities(a) (included $45,571 and $3,476 at fair value)	297,082	231,285
Beneficial interests issued by consolidated VIEs (included $84 and $41 at fair value)	14,403	17,578
Long-term debt (included $75,733 and $76,817 at fair value)	299,926	281,685
Total liabilities(b)	3,397,870	3,105,403
Commitments and contingencies (refer to Notes 22, 23 and 24)
Stockholders’ equity
Preferred stock ($1 par value; authorized 200,000,000 shares; issued 3,283,750 and 3,006,250 shares)	32,838	30,063
Common stock ($1 par value; authorized 9,000,000,000 shares; issued 4,104,933,895 shares)	4,105	4,105
Additional paid-in capital	88,194	88,394
Retained earnings	256,983	236,990
Accumulated other comprehensive income	2,570	7,986
Treasury stock, at cost (1,116,778,540 and 1,055,499,435 shares)	(98,304)	(88,184)
Total stockholders’ equity	286,386	279,354
Total liabilities and stockholders’ equity	$3,684,256	$3,384,757
(a) Prior-period amounts have been revised to conform with the current presentation. Refer to Note 1 for further information.
(b) The following table presents information on assets and liabilities related to VIEs that are consolidated by the Firm at June 30, 2021, and December 31, 2020. The assets of the consolidated VIEs are used to settle the liabilities of those entities. The holders of the beneficial interests generally do not have recourse to the general credit of JPMorgan Chase. The assets and liabilities in the table below include third-party assets and liabilities of consolidated VIEs and exclude intercompany balances that eliminate in consolidation. Refer to Note 13 for a further discussion.

(in millions)	June 30, 2021	December 31, 2020
Assets
Trading assets	$1,995	$1,934
Loans	35,284	37,619
All other assets	609	681
Total assets	$37,888	$40,234
Liabilities
Beneficial interests issued by consolidated VIEs	$14,403	$17,578
All other liabilities	233	233
Total liabilities	$14,636	$17,811
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of changes in stockholders’ equity (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share data)	2021	2020	2021	2020
Preferred stock
Balance at the beginning of the period	$31,563	$30,063	$30,063	$26,993
Issuance	3,850	—	5,350	4,500
Redemption	(2,575)	—	(2,575)	(1,430)
Balance at June 30	32,838	30,063	32,838	30,063

Common stock
Balance at the beginning and end of the period	4,105	4,105	4,105	4,105

Additional paid-in capital
Balance at the beginning of the period	88,005	87,857	88,394	88,522
Shares issued and commitments to issue common stock for employee share-based compensation awards, and related tax effects	229	268	(134)	(392)
Other	(40)	—	(66)	(5)
Balance at June 30	88,194	88,125	88,194	88,125

Retained earnings
Balance at the beginning of the period	248,151	220,226	236,990	223,211
Cumulative effect of change in accounting principles	—	—	—	(2,650)
Net income	11,948	4,687	26,248	7,552
Dividends declared:
Preferred stock	(393)	(401)	(772)	(822)
Common stock ($0.90 and $0.90 per share and $1.80 and $1.80 per share, respectively)	(2,723)	(2,780)	(5,483)	(5,559)
Balance at June 30	256,983	221,732	256,983	221,732

Accumulated other comprehensive income/(loss)
Balance at the beginning of the period	1,041	7,418	7,986	1,569
Other comprehensive income/(loss), after-tax	1,529	1,371	(5,416)	7,220
Balance at June 30	2,570	8,789	2,570	8,789

Shares held in RSU Trust, at cost
Balance at the beginning of the period	—	(21)	—	(21)
Liquidation of RSU Trust	—	10	—	10
Balance at June 30	—	(11)	—	(11)

Treasury stock, at cost
Balance at the beginning of the period	(92,151)	(88,386)	(88,184)	(83,049)
Repurchase	(6,201)	—	(11,200)	(6,397)
Reissuance	48	49	1,080	1,109
Balance at June 30	(98,304)	(88,337)	(98,304)	(88,337)

Total stockholders’ equity	$286,386	$264,466	$286,386	$264,466
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of cash flows (unaudited)

	Six months ended June 30,
(in millions)	2021	2020
Operating activities
Net income	$26,248	$7,552
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	(6,441)	18,758
Depreciation and amortization	4,073	4,346
Deferred tax (benefit)/expense(a)	1,027	(4,657)
Other	1,788	1,197
Originations and purchases of loans held-for-sale	(184,866)	(76,335)
Proceeds from sales, securitizations and paydowns of loans held-for-sale	161,030	83,745
Net change in:
Trading assets	(2,004)	(133,131)
Securities borrowed	(25,838)	(2,777)
Accrued interest and accounts receivable	(34,929)	374
Other assets(a)	2,709	(24,204)
Trading liabilities	(3,521)	69,341
Accounts payable and other liabilities(a)	30,772	18,869
Other operating adjustments	(390)	(248)
Net cash (used in) operating activities	(30,342)	(37,170)
Investing activities
Net change in:
Federal funds sold and securities purchased under resale agreements	35,283	(7,580)
Held-to-maturity securities:
Proceeds from paydowns and maturities	26,224	5,632
Purchases	(63,072)	(5,014)
Available-for-sale securities:
Proceeds from paydowns and maturities	28,727	27,070
Proceeds from sales	125,192	65,975
Purchases	(109,944)	(242,608)
Proceeds from sales and securitizations of loans held-for-investment	16,165	12,185
Other changes in loans, net	(21,980)	(33,234)
Net purchases of assets pursuant to nonrecourse advances provided by the FRBB under the MMLF	—	(3,787)
All other investing activities, net	(3,506)	(2,118)
Net cash provided by/(used in) investing activities	33,089	(183,479)
Financing activities
Net change in:
Deposits	138,578	382,784
Federal funds purchased and securities loaned or sold under repurchase agreements	30,260	51,894
Short-term borrowings	5,862	7,992
Beneficial interests issued by consolidated VIEs	(674)	3,619
Proceeds from long-term borrowings	55,767	57,744
Payments of long-term borrowings	(33,464)	(42,944)
Proceeds from issuance of preferred stock	5,350	4,500
Redemption of preferred stock	(2,575)	(1,430)
Treasury stock repurchased	(11,000)	(6,517)
Dividends paid	(6,314)	(6,342)
All other financing activities, net	(822)	136
Net cash provided by financing activities	180,968	451,436
Effect of exchange rate changes on cash and due from banks and deposits with banks	(5,903)	(689)
Net increase in cash and due from banks and deposits with banks	177,812	230,098
Cash and due from banks and deposits with banks at the beginning of the period	527,609	263,631
Cash and due from banks and deposits with banks at the end of the period	$705,421	$493,729
Cash interest paid	$2,461	$9,239
Cash income taxes paid, net(a)	13,716	4,142
(a) Prior-period amounts have been revised to conform with the current presentation. Refer to Note 1 for further information on the revisions to the operating activities.
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

Refer to the Glossary of Terms and Acronyms on pages 181–189 for definitions of terms and acronyms used throughout the Notes to Consolidated Financial Statements.

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
Certain amounts reported in prior periods have been reclassified to conform with the current presentation, including certain deferred investment tax credits. In the first quarter of 2021 the Firm reclassified certain deferred investment tax credits from accounts payable and other liabilities to other assets to be a reduction to the carrying value of the associated tax-oriented investments. The reclassification also resulted in an increase in income tax expense and a corresponding increase in other income, with no effect on net income. Prior-period amounts have been revised to conform with the current presentation, including the Firm’s effective income tax rate. The reclassification did not change the Firm’s results of operations on a managed basis.
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

The following table presents the assets and liabilities reported at fair value as of June 30, 2021, and December 31, 2020, by major product category and fair value hierarchy.

Assets and liabilities measured at fair value on a recurring basis
	Fair value hierarchy			Derivative netting adjustments(f)

June 30, 2021 (in millions)	Level 1	Level 2	Level 3		Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$254,574	$—	$—	$254,574
Securities borrowed	—	69,988	—	—	69,988
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	—	34,381	329	—	34,710
Residential – nonagency	—	2,178	16	—	2,194
Commercial – nonagency	—	1,654	10	—	1,664
Total mortgage-backed securities	—	38,213	355	—	38,568
U.S. Treasury, GSEs and government agencies(a)	76,124	8,807	—	—	84,931
Obligations of U.S. states and municipalities	—	6,871	8	—	6,879
Certificates of deposit, bankers’ acceptances and commercial paper	—	2,394	—	—	2,394
Non-U.S. government debt securities	38,206	52,502	183	—	90,891
Corporate debt securities	—	30,653	487	—	31,140
Loans	—	7,540	795	—	8,335
Asset-backed securities	—	2,630	35	—	2,665
Total debt instruments	114,330	149,610	1,863	—	265,803
Equity securities	139,456	1,911	690	—	142,057
Physical commodities(b)	9,953	10,611	—	—	20,564
Other	—	21,350	47	—	21,397
Total debt and equity instruments(c)	263,739	183,482	2,600	—	449,821
Derivative receivables:
Interest rate	953	301,447	1,849	(278,203)	26,046
Credit	—	9,561	543	(9,156)	948
Foreign exchange	130	156,594	693	(142,910)	14,507
Equity	—	70,075	3,029	(56,243)	16,861
Commodity	—	28,761	369	(16,781)	12,349
Total derivative receivables	1,083	566,438	6,483	(503,293)	70,711
Total trading assets(d)	264,822	749,920	9,083	(503,293)	520,532
Available-for-sale securities:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	—	72,682	—	—	72,682
Residential – nonagency	—	6,970	—	—	6,970
Commercial – nonagency	—	2,471	—	—	2,471
Total mortgage-backed securities	—	82,123	—	—	82,123
U.S. Treasury and government agencies	99,847	—	—	—	99,847
Obligations of U.S. states and municipalities	—	18,455	—	—	18,455
Certificates of deposit	—	—	—	—	—
Non-U.S. government debt securities	8,898	8,842	—	—	17,740
Corporate debt securities	—	216	—	—	216
Asset-backed securities:
Collateralized loan obligations	—	8,816	—	—	8,816
Other	—	4,964	—	—	4,964
Total available-for-sale securities	108,745	123,416	—	—	232,161
Loans (e)	—	60,042	1,734	—	61,776
Mortgage servicing rights	—	—	4,549	—	4,549
Other assets(d)	45,594	5,490	518	—	51,602
Total assets measured at fair value on a recurring basis	$419,161	$1,263,430	$15,884	$(503,293)	$1,195,182
Deposits	$—	$11,339	$2,684	$—	$14,023
Federal funds purchased and securities loaned or sold under repurchase agreements	—	175,817	—	—	175,817
Short-term borrowings	—	16,927	3,075	—	20,002
Trading liabilities:
Debt and equity instruments(c)	98,290	29,496	36	—	127,822
Derivative payables:
Interest rate	996	267,308	1,871	(260,985)	9,190
Credit	—	10,955	560	(10,331)	1,184
Foreign exchange	147	155,328	1,276	(143,036)	13,715
Equity	—	76,592	7,965	(63,457)	21,100
Commodity	—	28,347	1,536	(19,027)	10,856
Total derivative payables	1,143	538,530	13,208	(496,836)	56,045
Total trading liabilities	99,433	568,026	13,244	(496,836)	183,867
Accounts payable and other liabilities	43,774	1,746	51	—	45,571
Beneficial interests issued by consolidated VIEs	—	84	—	—	84
Long-term debt	—	52,206	23,527	—	75,733
Total liabilities measured at fair value on a recurring basis	$143,207	$826,145	$42,581	$(496,836)	$515,097

	Fair value hierarchy				Derivative netting adjustments(f)

December 31, 2020 (in millions)	Level 1	Level 2	Level 3			Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$238,015	$—		$—	$238,015
Securities borrowed	—	52,983	—		—	52,983
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	—	68,395	449		—	68,844
Residential – nonagency	—	2,138	28		—	2,166
Commercial – nonagency	—	1,327	3		—	1,330
Total mortgage-backed securities	—	71,860	480		—	72,340
U.S. Treasury, GSEs and government agencies(a)	104,263	10,996	—		—	115,259
Obligations of U.S. states and municipalities	—	7,184	8		—	7,192
Certificates of deposit, bankers’ acceptances and commercial paper	—	1,230	—		—	1,230
Non-U.S. government debt securities	26,772	40,671	182		—	67,625
Corporate debt securities	—	21,017	507		—	21,524
Loans	—	6,101	893		—	6,994
Asset-backed securities	—	2,304	28		—	2,332
Total debt instruments	131,035	161,363	2,098		—	294,496
Equity securities	97,035	2,652	476	(g)	—	100,163
Physical commodities(b)	6,382	5,189	—		—	11,571
Other	—	17,165	49	(g)	—	17,214
Total debt and equity instruments(c)	234,452	186,369	2,623		—	423,444
Derivative receivables:
Interest rate(g)	2,318	387,023	2,307		(355,923)	35,725
Credit(g)	—	12,721	624		(12,665)	680
Foreign exchange	146	205,127	987		(190,479)	15,781
Equity	—	71,279	3,519		(54,125)	20,673
Commodity	—	21,272	231		(14,732)	6,771
Total derivative receivables	2,464	697,422	7,668		(627,924)	79,630
Total trading assets(d)	236,916	883,791	10,291		(627,924)	503,074
Available-for-sale securities:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)(g)	7	113,294	—		—	113,301
Residential – nonagency	—	10,233	—		—	10,233
Commercial – nonagency	—	2,856	—		—	2,856
Total mortgage-backed securities	7	126,383	—		—	126,390
U.S. Treasury and government agencies	201,951	—	—		—	201,951
Obligations of U.S. states and municipalities	—	20,396	—		—	20,396
Certificates of deposit	—	—	—		—	—
Non-U.S. government debt securities	13,135	9,793	—		—	22,928
Corporate debt securities	—	216	—		—	216
Asset-backed securities:
Collateralized loan obligations	—	10,048	—		—	10,048
Other	—	6,249	—		—	6,249
Total available-for-sale securities	215,093	173,085	—		—	388,178
Loans(e)	—	42,169	2,305		—	44,474
Mortgage servicing rights	—	—	3,276		—	3,276
Other assets(d)	8,110	4,561	538		—	13,209
Total assets measured at fair value on a recurring basis	$460,119	$1,394,604	$16,410		$(627,924)	$1,243,209
Deposits	$—	$11,571	$2,913		$—	$14,484
Federal funds purchased and securities loaned or sold under repurchase agreements	—	155,735	—		—	155,735
Short-term borrowings	—	14,473	2,420		—	16,893
Trading liabilities:
Debt and equity instruments(c)	82,669	16,838	51		—	99,558
Derivative payables:
Interest rate(g)	2,496	349,442	2,049		(340,975)	13,012
Credit(g)	—	13,984	848		(12,837)	1,995
Foreign exchange	132	214,373	1,421		(194,493)	21,433
Equity	—	74,032	7,381		(55,515)	25,898
Commodity	—	21,767	962		(14,444)	8,285
Total derivative payables	2,628	673,598	12,661		(618,264)	70,623
Total trading liabilities	85,297	690,436	12,712		(618,264)	170,181
Accounts payable and other liabilities	2,895	513	68		—	3,476
Beneficial interests issued by consolidated VIEs	—	41	—		—	41
Long-term debt	—	53,420	23,397		—	76,817
Total liabilities measured at fair value on a recurring basis	$88,192	$926,189	$41,510		$(618,264)	$437,627
(a)At June 30, 2021, and December 31, 2020, included total U.S. GSE obligations of $68.5 billion and $117.6 billion, respectively, which were mortgage-related.
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
(d)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient are not required to be classified in the fair value hierarchy. At June 30, 2021, and December 31, 2020, the fair values of these investments, which include certain hedge funds, private equity funds, real estate and other funds, were $688 million and $670 million, respectively. Included in these balances at June 30, 2021, and December 31, 2020, were trading assets of $56 million and $52 million, respectively, and other assets of $632 million and $618 million, respectively.
(e)At June 30, 2021, and December 31, 2020, included $29.8 billion and $15.1 billion, respectively, of residential first-lien mortgages, and $7.9 billion and $6.3 billion, respectively, of commercial first-lien mortgages. Residential mortgage loans include conforming mortgage loans originated with the intent to sell to U.S. GSEs and government agencies of $15.4 billion and $8.4 billion, respectively.
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

Level 3 inputs(a)
June 30, 2021
Product/Instrument	Fair value (in millions)	Principal valuation technique	Unobservable inputs(g)	Range of input values			Average(i)
Residential mortgage-backed securities and loans(b)	$1,044	Discounted cash flows	Yield	(3)%	–	18%	5%
			Prepayment speed	0%	–	100%	11%
			Conditional default rate	0%	–	30%	8%
			Loss severity	(11)%	–	108%	5%
Commercial mortgage-backed securities and loans(c)	270	Market comparables	Price	$0	–	$102	$86
Corporate debt securities	487	Market comparables	Price	$2	–	$114	$92
Loans(d)	1,570	Market comparables	Price	$5	–	$104	$80
Asset-backed securities	35	Market comparables	Price	$0	–	$99	$51
Net interest rate derivatives	(33)	Option pricing	Interest rate volatility	8 bps	–	654 bps	125 bps
			Interest rate spread volatility	11 bps	–	23 bps	15 bps
			Interest rate correlation	(65)%	–	99%	36%
			IR-FX correlation	(35)%	–	50%	(1)%
	11	Discounted cash flows	Prepayment speed	0%	–	30%	8%
Net credit derivatives	(52)	Discounted cash flows	Credit correlation	35%	–	62%	47%
			Credit spread	1bps	–	1,876 bps	405bps
			Recovery rate	40%	–	70%	54%
			Conditional default rate	89%	–	100%	94%
			Loss severity	100%			100%
	35	Market comparables	Price	$0	–	$115	$81
Net foreign exchange derivatives	(469)	Option pricing	IR-FX correlation	(40)%	–	65%	19%
	(114)	Discounted cash flows	Prepayment speed	9%		30%	11%
Net equity derivatives	(4,936)	Option pricing	Forward equity price(h)	62%	–	109%	99%
			Equity volatility	3%	–	146%	29%
			Equity correlation	12%	–	100%	55%
			Equity-FX correlation	(79)%	–	60%	(27)%
			Equity-IR correlation	15%	–	50%	27%
Net commodity derivatives	(1,167)	Option pricing	Oil Commodity Forward	$616 / MT	–	$670 / MT	$643 / MT
			Forward power price	$15 / MWH	–	$76 / MWH	$46 / MWH
			Commodity volatility	2%	–	70%	36%
			Commodity correlation	(50)%	–	98%	24%
MSRs	4,549	Discounted cash flows	Refer to Note 14
Long-term debt, short-term borrowings, and deposits(e)	28,306	Option pricing	Interest rate volatility	8 bps	–	654 bps	125 bps
			Interest rate correlation	(65)%	–	99%	36%
			IR-FX correlation	(35)%	–	50%	(1)%
			Equity correlation	12%	–	100%	55%
			Equity-FX correlation	(79)%	–	60%	(27)%
			Equity-IR correlation	15%	–	50%	27%
	980	Discounted cash flows	Credit correlation	35%	–	62%	47%
Other level 3 assets and liabilities, net(f)	1,359
(a)The categories presented in the table have been aggregated based upon the product type, which may differ from their classification on the Consolidated balance sheets. Furthermore, the inputs presented for each valuation technique in the table are, in some cases, not applicable to every instrument valued using the technique as the characteristics of the instruments can differ.
(b)Comprises U.S. GSE and government agency securities of $329 million, nonagency securities of $16 million and non-trading loans of $699 million.
(c)Comprises nonagency securities of $10 million, trading loans of $41 million and non-trading loans of $219 million.
(d)Comprises trading loans of $754 million and non-trading loans of $816 million.
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
(f)Includes equity securities of $1.3 billion including $564 million in Other Assets, for which quoted prices are not readily available and the fair value is generally based on internal valuation techniques such as EBITDA multiples and comparable analysis. All other level 3 assets and liabilities are insignificant both individually and in aggregate.
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
Changes in level 3 recurring fair value measurements
The following tables include a rollforward of the Consolidated balance sheets amounts (including changes in fair value) for financial instruments classified by the Firm within level 3 of the fair value hierarchy for the three and six months ended June 30, 2021 and 2020. When a determination is made to classify a financial instrument within level 3, the determination is based on the significance of the unobservable inputs to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. Also, the Firm risk-manages the observable components of level 3 financial instruments using securities and derivative positions that are classified within level 1 or 2 of the fair value hierarchy; as these level 1 and level 2 risk management instruments are not included below, the gains or losses in the following tables do not reflect the effect of the Firm’s risk management activities related to such level 3 instruments.

	Fair value measurements using significant unobservable inputs
Three months ended June 30, 2021 (in millions)	Fair value at April 1, 2021	Total realized/unrealized gains/(losses)						Transfers into level 3	Transfers (out of) level 3	Fair value at June 30, 2021	Change in unrealized gains/(losses) related to financial instruments held at June 30, 2021
				Purchases(f)	Sales		Settlements(g)
Assets:(a)
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	$397	$(33)		$1	$(8)		$(28)	$1	$(1)	$329	$(34)
Residential – nonagency	32	—		6	(21)		(1)	—	—	16	—
Commercial – nonagency	2	—		11	—		(3)	—	—	10	1
Total mortgage-backed securities	431	(33)		18	(29)		(32)	1	(1)	355	(33)
Obligations of U.S. states and municipalities	8	—		—	—		—	—	—	8	—
Non-U.S. government debt securities	177	1		84	(79)		—	—	—	183	(1)
Corporate debt securities	370	30		228	(154)		—	28	(15)	487	30
Loans	832	(1)		294	(85)		(125)	85	(205)	795	1
Asset-backed securities	54	8		10	(36)		(1)	—	—	35	1
Total debt instruments	1,872	5		634	(383)		(158)	114	(221)	1,863	(2)
Equity securities	688	8		23	(27)		—	24	(26)	690	15
Other	122	7		36	—		(26)	3	(95)	47	19
Total trading assets – debt and equity instruments	2,682	20	(c)	693	(410)		(184)	141	(342)	2,600	32	(c)
Net derivative receivables:(b)
Interest rate	149	524		18	(9)		(657)	(2)	(45)	(22)	198
Credit	(4)	(34)		1	(2)		17	(6)	11	(17)	(13)
Foreign exchange	(539)	2		37	(48)		(12)	1	(24)	(583)	(104)
Equity	(3,834)	(941)		281	(407)		600	(91)	(544)	(4,936)	(942)
Commodity	(911)	(347)		6	(81)		165	—	1	(1,167)	(198)
Total net derivative receivables	(5,139)	(796)	(c)	343	(547)		113	(98)	(601)	(6,725)	(1,059)	(c)
Loans	1,823	7	(c)	240	(135)		(318)	445	(328)	1,734	(11)	(c)
Mortgage servicing rights	4,470	(528)	(d)	814	(25)		(182)	—	—	4,549	(528)	(d)
Other assets	511	31	(c)	4	—		(27)	—	(1)	518	35	(c)

	Fair value measurements using significant unobservable inputs
Three months ended June 30, 2021 (in millions)	Fair value at April 1, 2021	Total realized/unrealized (gains)/losses						Transfers into level 3	Transfers (out of) level 3	Fair value at June 30, 2021	Change in unrealized (gains)/losses related to financial instruments held at June 30, 2021
				Purchases	Sales	Issuances	Settlements(g)
Liabilities:(a)
Deposits	$2,652	$47	(c)(e)	$—	$—	$150	$(93)	$1	$(73)	$2,684	$47	(c)(e)
Short-term borrowings	3,664	(283)	(c)(e)	—	—	1,395	(1,706)	9	(4)	3,075	35	(c)(e)
Trading liabilities – debt and equity instruments	60	(1)	(c)	(27)	13	—	—	—	(9)	36	—
Accounts payable and other liabilities	61	(9)	(c)	—	—	—	—	—	(1)	51	(8)	(c)
Long-term debt	22,575	714	(c)(e)	—	—	3,469	(3,089)	7	(149)	23,527	708	(c)(e)

	Fair value measurements using significant unobservable inputs
Three months ended June 30, 2020 (in millions)	Fair value at April 1, 2020	Total realized/unrealized gains/(losses)						Transfers into level 3	Transfers (out of) level 3	Fair value at June 30, 2020	Change in unrealized gains/(losses) related to financial instruments held at June 30, 2020
				Purchases(f)	Sales		Settlements(g)
Assets:(a)
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	$519	$(10)		$5	$(5)		$(40)	$—	$—	$469	$(8)
Residential – nonagency	24	—		2	(2)		(1)	—	—	23	—
Commercial – nonagency	3	—		—	—		—	—	(1)	2	—
Total mortgage-backed securities	546	(10)		7	(7)		(41)	—	(1)	494	(8)
Obligations of U.S. states and municipalities	9	—		—	—		(1)	—	—	8	—
Non-U.S. government debt securities	175	16		49	(68)		(5)	—	—	167	14
Corporate debt securities	953	—		69	(56)		(9)	65	(76)	946	3
Loans	1,386	4		92	(97)		(93)	39	(426)	905	5
Asset-backed securities	52	(5)		1	—		(2)	—	(7)	39	1
Total debt instruments	3,121	5		218	(228)		(151)	104	(510)	2,559	15
Equity securities	213	(65)		14	(1)		—	73	(43)	191	(44)
Other	221	165		1	—		(9)	2	(1)	379	184
Total trading assets – debt and equity instruments	3,555	105	(c)	233	(229)		(160)	179	(554)	3,129	155	(c)
Net derivative receivables:(b)
Interest rate	(136)	753		21	(17)		(622)	(180)	77	(104)	447
Credit	(111)	(46)		30	(6)		16	11	(31)	(137)	(41)
Foreign exchange	(927)	182		1	(5)		123	8	23	(595)	(249)
Equity	(826)	(1,036)		530	(541)		(54)	99	(208)	(2,036)	(1,215)
Commodity	(425)	140		7	(13)		9	2	(17)	(297)	179
Total net derivative receivables	(2,425)	(7)	(c)	589	(582)		(528)	(60)	(156)	(3,169)	(879)	(c)
Available-for-sale securities:
Mortgage-backed securities	—	—		—	—		—	—	—	—	—
Total available-for-sale securities	—	—		—	—		—	—	—	—	—
Loans	2,085	(87)	(c)	62	(1)		(345)	482	(322)	1,874	(86)	(c)
Mortgage servicing rights	3,267	(111)	(d)	169	2		(247)	—	—	3,080	(111)	(d)
Other assets	582	57	(c)	48	—		(26)	40	—	701	57	(c)

	Fair value measurements using significant unobservable inputs
Three months ended June 30, 2020 (in millions)	Fair value at April 1, 2020	Total realized/unrealized (gains)/losses						Transfers into level 3	Transfers (out of) level 3	Fair value at June 30, 2020	Change in unrealized (gains)/losses related to financial instruments held at June 30, 2020
				Purchases	Sales	Issuances	Settlements(g)
Liabilities:(a)
Deposits	$3,179	$194	(c)(e)	$—	$—	$80	$(256)	$261	$(241)	$3,217	$160	(c)(e)
Short-term borrowings	2,039	98	(c)(e)	—	—	925	(747)	12	(22)	2,305	85	(c)(e)
Trading liabilities – debt and equity instruments	61	—		(1)	—	—	(5)	7	(3)	59	—
Accounts payable and other liabilities	15	4	(c)	—	32	—	—	40	—	91	3	(c)
Beneficial interests issued by consolidated VIEs	—	—		—	—	—	—	—	—	—	—
Long-term debt	20,141	2,705	(c)(e)	—	—	1,600	(1,809)	608	(517)	22,728	2,194	(c)(e)

	Fair value measurements using significant unobservable inputs
Six months ended June 30, 2021 (in millions)	Fair value at January 1, 2021	Total realized/unrealized gains/(losses)						Transfers into level 3	Transfers (out of) level 3	Fair value at June 30, 2021	Change in unrealized gains/(losses) related to financial instruments held at June 30, 2021
				Purchases(f)	Sales		Settlements(g)
Assets:(a)
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	$449	$(10)		$7	$(56)		$(61)	$1	$(1)	$329	$(12)
Residential – nonagency	28	1		15	(24)		(3)	—	(1)	16	—
Commercial – nonagency	3	—		11	(1)		(3)	—	—	10	—
Total mortgage-backed securities	480	(9)		33	(81)		(67)	1	(2)	355	(12)
Obligations of U.S. states and municipalities	8	—		—	—		—	—	—	8	—
Non-U.S. government debt securities	182	(8)		202	(186)		(7)	—	—	183	(7)
Corporate debt securities	507	15		319	(300)		—	113	(167)	487	14
Loans	893	6		566	(237)		(126)	175	(482)	795	3
Asset-backed securities	28	7		38	(39)		(1)	2	—	35	7
Total debt instruments	2,098	11		1,158	(843)		(201)	291	(651)	1,863	5
Equity securities	476	3		253	(70)		—	78	(50)	690	13
Other	49	48		101	—		(55)	3	(99)	47	28
Total trading assets – debt and equity instruments	2,623	62	(c)	1,512	(913)		(256)	372	(800)	2,600	46	(c)
Net derivative receivables:(b)
Interest rate	258	969		71	(102)		(1,191)	55	(82)	(22)	233
Credit	(224)	149		2	(4)		44	(9)	25	(17)	134
Foreign exchange	(434)	(198)		39	(54)		99	11	(46)	(583)	32
Equity	(3,862)	(918)		475	(1,245)		726	19	(131)	(4,936)	(1,258)
Commodity	(731)	(593)		10	(294)		444	(1)	(2)	(1,167)	(554)
Total net derivative receivables	(4,993)	(591)	(c)	597	(1,699)		122	75	(236)	(6,725)	(1,413)	(c)
Loans	2,305	(66)	(c)	307	(325)		(519)	600	(568)	1,734	(72)	(c)
Mortgage servicing rights	3,276	269	(d)	1,397	(24)		(369)	—	—	4,549	269	(d)
Other assets	538	44	(c)	7	(18)		(52)	—	(1)	518	63	(c)

	Fair value measurements using significant unobservable inputs
Six months ended June 30, 2021 (in millions)	Fair value at January 1, 2021	Total realized/unrealized (gains)/losses						Transfers into level 3	Transfers (out of) level 3	Fair value at June 30, 2021	Change in unrealized (gains)/losses related to financial instruments held at June 30, 2021
				Purchases	Sales	Issuances	Settlements(g)
Liabilities:(a)
Deposits	$2,913	$(56)	(c)(e)	$—	$—	$219	$(188)	$2	$(206)	$2,684	$(56)	(c)(e)
Short-term borrowings	2,420	(396)	(c)(e)	—	—	4,313	(3,212)	9	(59)	3,075	18	(c)(e)
Trading liabilities – debt and equity instruments	51	(4)	(c)	(92)	34	—	—	59	(12)	36	10	(c)
Accounts payable and other liabilities	68	(10)	(c)	—	1	—	—	—	(8)	51	(10)	(c)
Long-term debt	23,397	406	(c)(e)	—	—	6,934	(6,738)	18	(490)	23,527	305	(c)(e)

	Fair value measurements using significant unobservable inputs
Six months ended June 30, 2020 (in millions)	Fair value at January 1, 2020	Total realized/unrealized gains/(losses)						Transfers into level 3	Transfers (out of) level 3	Fair value at June 30, 2020	Change in unrealized gains/(losses) related to financial instruments held at June 30, 2020
				Purchases(f)	Sales		Settlements(g)
Assets:(a)
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	$797	$(149)		$24	$(121)		$(82)	$—	$—	$469	$(139)
Residential – nonagency	23	(1)		4	(2)		(1)	—	—	23	2
Commercial – nonagency	4	—		1	—		(1)	1	(3)	2	4
Total mortgage-backed securities	824	(150)		29	(123)		(84)	1	(3)	494	(133)
Obligations of U.S. states and municipalities	10	—		—	(1)		(1)	—	—	8	—
Non-U.S. government debt securities	155	4		139	(125)		(5)	—	(1)	167	(6)
Corporate debt securities	558	(55)		361	(98)		(9)	292	(103)	946	(11)
Loans	673	(94)		589	(227)		(109)	607	(534)	905	(67)
Asset-backed securities	37	(7)		37	(15)		(3)	—	(10)	39	—
Total debt instruments	2,257	(302)		1,155	(589)		(211)	900	(651)	2,559	(217)
Equity securities	196	(103)		24	(5)		—	155	(76)	191	(79)
Other	232	164		10	(5)		(21)	2	(3)	379	184
Total trading assets – debt and equity instruments	2,685	(241)	(c)	1,189	(599)		(232)	1,057	(730)	3,129	(112)	(c)
Net derivative receivables:(b)
Interest rate	(332)	1,395		87	(67)		(863)	(352)	28	(104)	286
Credit	(139)	62		48	(134)		(17)	71	(28)	(137)	28
Foreign exchange	(607)	(157)		39	(9)		109	8	22	(595)	(118)
Equity	(3,395)	2,001		589	(1,089)		529	(557)	(114)	(2,036)	2,619
Commodity	(16)	(263)		11	(28)		18	(4)	(15)	(297)	(276)
Total net derivative receivables	(4,489)	3,038	(c)	774	(1,327)		(224)	(834)	(107)	(3,169)	2,539	(c)
Available-for-sale securities:
Mortgage-backed securities	1	—		—	—		(1)	—	—	—	—
Total available-for-sale securities	1	—		—	—		(1)	—	—	—	—
Loans	516	(151)	(c)	253	(33)		(354)	1,996	(353)	1,874	(141)	(c)
Mortgage servicing rights	4,699	(1,493)	(d)	442	(73)		(495)	—	—	3,080	(1,493)	(d)
Other assets	917	(35)	(c)	61	(28)		(254)	40	—	701	(37)	(c)

	Fair value measurements using significant unobservable inputs
Six months ended June 30, 2020 (in millions)	Fair value at January 1, 2020	Total realized/unrealized (gains)/losses						Transfers into level 3	Transfers (out of) level 3	Fair value at June 30, 2020	Change in unrealized (gains)/losses related to financial instruments held at June 30, 2020
				Purchases	Sales	Issuances	Settlements(g)
Liabilities:(a)
Deposits	$3,360	$45	(c)(e)	$—	$—	$466	$(428)	$265	$(491)	$3,217	$58	(c)(e)
Short-term borrowings	1,674	(247)	(c)(e)	—	—	2,540	(1,676)	52	(38)	2,305	(37)	(c)(e)
Trading liabilities – debt and equity instruments	41	3	(c)	(76)	7	—	(5)	93	(4)	59	2	(c)
Accounts payable and other liabilities	45	(4)	(c)	(23)	33	—	—	40	—	91	(4)	(c)
Long-term debt	23,339	(1,405)	(c)(e)	—	—	6,207	(5,358)	978	(1,033)	22,728	(476)	(c)(e)
(a)Level 3 assets at fair value as a percentage of total Firm assets at fair value (including assets measured at fair value on a nonrecurring basis) were 1% at both June 30, 2021 and December 31, 2020, respectively. Level 3 liabilities at fair value as a percentage of total Firm liabilities at fair value (including liabilities measured at fair value on a nonrecurring basis) were 8% and 9% at June 30, 2021 and December 31, 2020, respectively.
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
(e)Realized (gains)/losses due to DVA for fair value option elected liabilities are reported in principal transactions revenue, and were not material for the three and six months ended June 30, 2021 and 2020. Unrealized (gains)/losses are reported in OCI, and were $5 million and $940 million for the three months ended June 30, 2021 and 2020, respectively, and $(17) million and $(199) million for the six months ended June 30, 2021 and 2020, respectively.
(f)Loan originations are included in purchases.
(g)Includes financial assets and liabilities that have matured, been partially or fully repaid, impacts of modifications, deconsolidations associated with beneficial interests in VIEs and other items.
Level 3 analysis
Consolidated balance sheets changes
The following describes significant changes to level 3 assets since December 31, 2020, for those items measured at fair value on a recurring basis. Refer to Assets and liabilities measured at fair value on a nonrecurring basis on page 107 for further information on changes impacting items measured at fair value on a nonrecurring basis.
Three and six months ended June 30, 2021
Level 3 assets were $15.9 billion at June 30, 2021, reflecting a decrease of $1.5 billion from March 31, 2021 and a decrease of $526 million from December 31, 2020.
The decrease for the three months ended June 30, 2021 was largely driven by a $979 million decrease in gross equity derivative receivables due to settlements and transfers net of gains.
The decrease for the six months ended June 30, 2021 was driven by:
•$458 million decrease in gross interest rate derivative receivables and $490 million decrease in gross equity derivative receivables due to settlements and transfers net of gains, and
•$571 million decrease in non-trading loans predominantly due to settlements, predominantly offset by
•$1.3 billion increase in MSRs. Refer to Note 14 for information on MSRs.
Refer to the sections below for additional information.
Transfers between levels for instruments carried at fair value on a recurring basis
For the three and six months ended June 30, 2021, there were no significant transfers from level 2 into level 3.
For the three months ended June 30, 2021, significant transfers from level 3 into level 2 included the following:
•$1.0 billion of gross equity derivative receivables as a result of an increase in observability and a decrease in the significance of unobservable inputs.
For the six months ended June 30, 2021, significant transfers from level 3 into level 2 included the following:
•$800 million of total debt and equity instruments, largely trading loans, driven by an increase in observability.
•$1.3 billion and $1.1 billion of gross equity derivative receivables and gross equity derivative payables, respectively, as a result of an increase in observability and a decrease in the significance of unobservable inputs.
For the three months ended June 30, 2020, significant transfers from level 2 into level 3 included the following:
•$657 million of total debt and equity instruments, predominantly trading loans, driven by a decrease in observability.
•$802 million of gross equity derivative receivables and $703 million of gross equity derivative payables as a result of a decrease in observability and an increase in the significance of unobservable inputs.
•$608 million of long-term debt driven by a decrease in observability and an increase in the significance of unobservable inputs for certain structured notes.
For the six months ended June 30, 2020, significant transfers from level 2 into level 3 included the following:
•$2.8 billion of total debt and equity instruments, predominantly trading loans, driven by a decrease in observability.
•$1.8 billion of gross equity derivative receivables, $776 million of gross interest rate derivative payables and $2.4 billion of gross equity derivative payables as a result of a decrease in observability and an increase in the significance of unobservable inputs.
•$978 million of long-term debt driven by a decrease in observability and an increase in the significance of unobservable inputs for certain structured notes.
For the three and six months ended June 30, 2020, significant transfers from level 3 into level 2 included the following:
•$876 million and $1.1 billion, respectively, of total debt and equity instruments, predominantly trading loans, driven by an increase in observability.
•$854 million and $1.1 billion, respectively, of gross equity derivative receivables and $646 million and $965 million, respectively, of gross equity derivative payables as a result of an increase in observability and a decrease in the significance of unobservable inputs.
•$517 million and $1.0 billion, respectively, of long-term debt driven by an increase in observability and a decrease in the significance of unobservable inputs for certain structured notes.
All transfers are based on changes in the observability and/or significance of the valuation inputs and are assumed to occur at the beginning of the quarterly reporting period in which they occur.

Gains and losses
The following describes significant components of total realized/unrealized gains/(losses) for instruments measured at fair value on a recurring basis for the periods indicated. These amounts exclude any effects of the Firm’s risk management activities where the financial instruments are classified as level 1 and 2 of the fair value hierarchy. Refer to Changes in level 3 recurring fair value measurements rollforward tables on pages 100-106 for further information on these instruments.
Three months ended June 30, 2021
•$1.3 billion of net losses on assets, driven by losses in net equity derivative receivables due to market movements and losses in MSRs reflecting faster prepayment speeds on lower rates. Refer to Note 14 for information on MSRs.
•$468 million of net losses on liabilities, driven by losses in long-term debt partially offset by gains in short-term borrowings, due to market movements.
Three months ended June 30, 2020
•$43 million of net losses on assets, primarily driven by market movements in net derivative receivables.
•$3.0 billion of net losses on liabilities, predominantly driven by market movements in long-term debt.
Six months ended June 30, 2021
•$282 million of net losses on assets, driven by losses in net derivative receivables due to market movements largely offset by gains in MSRs reflecting lower prepayment speeds on higher rates. Refer to Note 14 for information on MSRs.
Six months ended June 30, 2020
•$1.1 billion of net gains on assets, driven by gains in net interest rate derivative receivables and net equity derivative receivables due to market movements largely offset by losses in MSRs reflecting faster prepayment speeds on lower rates. Refer to Note 14 for additional information on MSRs.
•$1.6 billion of net gains on liabilities, predominantly driven by market movements in long-term debt.
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

	Three months ended June 30,		Six months ended June 30,
(in millions)	2021	2020	2021	2020
Credit and funding adjustments:
Derivatives CVA	$43	$207	$283	$(718)
Derivatives FVA	(45)	676	61	(345)
Refer to Note 2 of JPMorgan Chase’s 2020 Form 10-K for further information about both credit and funding adjustments, as well as information about valuation adjustments on fair value option elected liabilities.

Assets and liabilities measured at fair value on a nonrecurring basis
The following tables present the assets and liabilities held as of June 30, 2021 and 2020, for which nonrecurring fair value adjustments were recorded during the six months ended June 30, 2021 and 2020, by major product category and fair value hierarchy.

	Fair value hierarchy				Total fair value
June 30, 2021 (in millions)	Level 1	Level 2	Level 3
Loans	$—	$2,048	$329	(b)	$2,377
Other assets(a)	—	11	831		842
Total assets measured at fair value on a nonrecurring basis	$—	$2,059	$1,160		$3,219
Accounts payable and other liabilities	—	—	5		5
Total liabilities measured at fair value on a nonrecurring basis	$—	$—	$5		$5

	Fair value hierarchy			Total fair value
June 30, 2020 (in millions)	Level 1	Level 2	Level 3
Loans	$—	$1,793	$823	$2,616
Other assets	—	4	392	396
Total assets measured at fair value on a nonrecurring basis	$—	$1,797	$1,215	$3,012
Accounts payable and other liabilities	—	—	95	95
Total liabilities measured at fair value on a nonrecurring basis	$—	$—	$95	$95
(a)Primarily includes equity securities without readily determinable fair values that were adjusted based on observable price changes in orderly transactions from an identical or similar investment of the same issuer (measurement alternative). Of the $831 million in level 3 assets measured at fair value on a nonrecurring basis as of June 30, 2021, $754 million related to equity securities adjusted based on the measurement alternative. These equity securities are classified as level 3 due to the infrequency of the observable prices and/or the restrictions on the shares.
(b)Of the $329 million in level 3 assets measured at fair value on a nonrecurring basis as of June 30, 2021, $179 million related to residential real estate loans carried at the net realizable value of the underlying collateral (e.g., collateral-dependent loans). These amounts are classified as level 3 as they are valued using information from broker’s price opinions, appraisals and automated valuation models and discounted based upon the Firm’s experience with actual liquidation values. These discounts ranged from 12% to 45% with a weighted average of 26%.
Nonrecurring fair value changes
The following table presents the total change in value of assets and liabilities for which fair value adjustments have been recognized for the three and six months ended June 30, 2021 and 2020, related to assets and liabilities held at those dates.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2021	2020	2021	2020
Loans	$(11)	$(39)	$(32)	$(303)
Other assets(a)	92	(39)	93	(206)
Accounts payable and other liabilities	7	465	6	(95)
Total nonrecurring fair value gains/(losses)	$88	$387	$67	$(604)
(a)Included $102 million and $(4) million for the three months ended June 30, 2021 and 2020, respectively, and $107 million and $(158) million for the six months ended June 30, 2021 and 2020, respectively, of net gains/(losses) as a result of the measurement alternative.
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
The following table presents the carrying value of equity securities without readily determinable fair values held as of June 30, 2021 and 2020, that are measured under the measurement alternative and the related adjustments recorded during the periods presented for those securities with observable price changes. These securities are included in the nonrecurring fair value tables when applicable price changes are observable.

	Three months ended		Six months ended
	June 30		June 30
As of or for the period ended,
(in millions)	2021	2020	2021	2020
Other assets
Carrying value(a)	$2,798	$2,620	$2,798	$2,620
Upward carrying value changes(b)	109	4	116	13
Downward carrying value changes/impairment(c)	(7)	(9)	(9)	(171)
(a)The carrying value as of December 31, 2020 was $2.4 billion. The period-end carrying values reflect cumulative purchases and sales in addition to upward and downward carrying value changes.
(b)The cumulative upward carrying value changes between January 1, 2018 and June 30, 2021 were $727 million.
(c)The cumulative downward carrying value changes/impairment between January 1, 2018 and June 30, 2021 were $(327) million.
Included in other assets above is the Firm’s interest in approximately 40 million Visa Class B common shares, recorded at a nominal carrying value. These shares are subject to certain transfer restrictions currently and will be convertible into Visa Class A common shares upon final resolution of certain litigation matters involving Visa. The conversion rate of Visa Class B common shares into Visa Class A common shares is 1.6228 at June 30, 2021, and may be adjusted by Visa depending on developments related to the litigation matters.

Additional disclosures about the fair value of financial instruments that are not carried on the Consolidated balance sheets at fair value
The following table presents, by fair value hierarchy classification, the carrying values and estimated fair values at June 30, 2021, and December 31, 2020, of financial assets and liabilities, excluding financial instruments that are carried at fair value on a recurring basis, and their classification within the fair value hierarchy.

	June 30, 2021					December 31, 2020
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value
Financial assets
Cash and due from banks	$26.6	$26.6	$—	$—	$26.6	$24.9	$24.9	$—	$—	$24.9
Deposits with banks	678.8	678.8	—	—	678.8	502.7	502.7	—	—	502.7
Accrued interest and accounts receivable	124.3	—	124.2	0.1	124.3	89.4	—	89.3	0.1	89.4
Federal funds sold and securities purchased under resale agreements	6.4	—	6.4	—	6.4	58.3	—	58.3	—	58.3
Securities borrowed	116.4	—	116.4	—	116.4	107.7	—	107.7	—	107.7
Investment securities, held-to-maturity	341.5	181.9	161.0	—	342.9	201.8	53.2	152.3	—	205.5
Loans, net of allowance for loan losses(a)	959.7	—	208.9	772.8	981.7	940.1	—	210.9	755.6	966.5
Other	94.6	—	93.1	1.6	94.7	81.8	—	80.0	1.9	81.9
Financial liabilities
Deposits	$2,291.2	$—	$2,291.2	$—	$2,291.2	$2,129.8	$—	$2,128.9	$—	$2,128.9
Federal funds purchased and securities loaned or sold under repurchase agreements	69.6	—	69.6	—	69.6	59.5	—	59.5	—	59.5
Short-term borrowings	31.9	—	31.9	—	31.9	28.3	—	28.3	—	28.3
Accounts payable and other liabilities	214.5	—	210.3	3.9	214.2	186.6	—	181.9	4.3	186.2
Beneficial interests issued by consolidated VIEs	14.3	—	14.4	—	14.4	17.5	—	17.6	—	17.6
Long-term debt	224.1	—	228.1	3.3	231.4	204.8	—	209.2	3.2	212.4
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

	June 30, 2021					December 31, 2020
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value(a) (b)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value(a) (b)	Level 1	Level 2	Level 3	Total estimated fair value
Wholesale lending-related commitments	$2.8	$—	$—	$3.1	$3.1	$2.2	$—	$—	$2.1	$2.1
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
The Firm’s election of fair value includes the following instruments:
•Loans purchased or originated as part of securitization warehousing activity, subject to bifurcation accounting, or managed on a fair value basis, including lending-related commitments
•Certain securities financing agreements
•Owned beneficial interests in securitized financial assets that contain embedded credit derivatives, which would otherwise be required to be separately accounted for as a derivative instrument
•Structured notes, which are predominantly financial instruments that contain embedded derivatives that are issued as part of client-driven activities
•Certain long-term beneficial interests issued by CIB’s consolidated securitization trusts where the underlying assets are carried at fair value
Changes in fair value under the fair value option election
The following table presents the changes in fair value included in the Consolidated statements of income for the three and six months ended June 30, 2021 and 2020, for items for which the fair value option was elected. The profit and loss information presented below only includes the financial instruments that were elected to be measured at fair value; related risk management instruments, which are required to be measured at fair value, are not included in the table.

	Three months ended June 30,
	2021				2020
(in millions)	Principal transactions	All other income		Total changes in fair value recorded (e)	Principal transactions	All other income		Total changes in fair value recorded (e)
Federal funds sold and securities purchased under resale agreements	$(2)	$—		$(2)	$(299)	$—		$(299)
Securities borrowed	(27)	—		(27)	(58)	—		(58)
Trading assets:
Debt and equity instruments, excluding loans	367	(1)	(c)	366	1,209	—		1,209
Loans reported as trading assets:
Changes in instrument-specific credit risk	72	—		72	401	—		401
Other changes in fair value	(7)	—		(7)	—	—		—
Loans:
Changes in instrument-specific credit risk	184	(3)	(c)	181	(33)	38	(c)	5
Other changes in fair value(a)	143	784	(c)	927	(4)	754	(c)	750
Other assets	9	(4)	(d)	5	17	25	(d)	42
Deposits(a)	(258)	—		(258)	(362)	—		(362)
Federal funds purchased and securities loaned or sold under repurchase agreements	(3)	—		(3)	181	—		181
Short-term borrowings(a)	(489)	—		(489)	(631)	—		(631)
Trading liabilities	(1)	—		(1)	—	—		—
Other liabilities	1	—		1	(11)	—		(11)
Long-term debt(a)(b)	(2,152)	—		(2,152)	(3,581)	(2)	(c)	(3,583)

	Six months ended June 30,
	2021				2020
(in millions)	Principal transactions	All other income		Total changes in fair value recorded (e)	Principal transactions	All other income		Total changes in fair value recorded (e)
Federal funds sold and securities purchased under resale agreements	$(14)	$—		$(14)	$244	$—		$244
Securities borrowed	(97)	—		(97)	168	—		168
Trading assets:
Debt and equity instruments, excluding loans	988	(1)	(c)	987	(1,229)	(1)	(c)	(1,230)
Loans reported as trading assets:
Changes in instrument-specific credit risk	276	—		276	(255)	—		(255)
Other changes in fair value	(8)	—		(8)	1	—		1
Loans:
Changes in instrument-specific credit risk	421	(2)	(c)	419	31	15	(c)	46
Other changes in fair value(a)	(107)	1,124	(c)	1,017	264	1,495	(c)	1,759
Other assets	28	(23)	(d)	5	102	8	(d)	110
Deposits(a)	(91)	—		(91)	(465)	—		(465)
Federal funds purchased and securities loaned or sold under repurchase agreements	31	—		31	(78)	—		(78)
Short-term borrowings(a)	(611)	—		(611)	1,089	—		1,089
Trading liabilities	(1)	—		(1)	—	—		—
Other liabilities	2	—		2	(46)	—		(46)
Long-term debt(a)(b)	(905)	(5)	(c)(d)	(910)	600	3	(c)	603
(a)Unrealized gains/(losses) due to instrument-specific credit risk (DVA) for liabilities for which the fair value option has been elected are recorded in OCI, while realized gains/(losses) are recorded in principal transactions revenue. Realized gains/(losses) due to instrument-specific credit risk recorded in principal transactions revenue were not material and $21 million for the three months ended June 30, 2021 and 2020, respectively and $(2) million and $19 million for the six months ended June 30, 2021 and 2020, respectively.
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

Difference between aggregate fair value and aggregate remaining contractual principal balance outstanding
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of June 30, 2021, and December 31, 2020, for loans, long-term debt and long-term beneficial interests for which the fair value option has been elected.

	June 30, 2021				December 31, 2020
(in millions)	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding
Loans
Nonaccrual loans
Loans reported as trading assets	$3,104		$503	$(2,601)	$3,386		$555	$(2,831)
Loans	1,246		1,105	(141)	1,867		1,507	(360)
Subtotal	4,350		1,608	(2,742)	5,253		2,062	(3,191)
90 or more days past due and government guaranteed
Loans(a)	329		315	(14)	328		317	(11)
All other performing loans(b)
Loans reported as trading assets	9,218		7,832	(1,386)	7,917		6,439	(1,478)
Loans	59,581		60,356	775	42,022		42,650	628
Subtotal	68,799		68,188	(611)	49,939		49,089	(850)
Total loans	$73,478		$70,111	$(3,367)	$55,520		$51,468	$(4,052)
Long-term debt
Principal-protected debt	$38,013	(d)	$36,318	$(1,695)	$40,560	(d)	$40,526	$(34)
Nonprincipal-protected debt(c)	NA		39,415	NA	NA		36,291	NA
Total long-term debt	NA		$75,733	NA	NA		$76,817	NA
Long-term beneficial interests
Nonprincipal-protected debt(c)	NA		$84	NA	NA		$41	NA
Total long-term beneficial interests	NA		$84	NA	NA		$41	NA
(a)These balances are excluded from nonaccrual loans as the loans are insured and/or guaranteed by U.S. government agencies.
(b)There were no performing loans that were ninety days or more past due as of June 30, 2021, and December 31, 2020, respectively.
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
At June 30, 2021, and December 31, 2020, the contractual amount of lending-related commitments for which the fair value option was elected was $17.1 billion and $18.1 billion, respectively, with a corresponding fair value of $(29) million and $(39) million, respectively. Refer to Note 28 of JPMorgan Chase’s 2020 Form 10-K, and Note 22 of this Form 10-Q for further information regarding off-balance sheet lending-related financial instruments.

Structured note products by balance sheet classification and risk component
The following table presents the fair value of structured notes, by balance sheet classification and the primary risk type.

	June 30, 2021					December 31, 2020
(in millions)	Long-term debt	Short-term borrowings	Deposits		Total	Long-term debt	Short-term borrowings	Deposits		Total
Risk exposure
Interest rate	$34,655	$64	$5,656		$40,375	$38,129	$65	$5,057		$43,251
Credit	6,786	1,662	—		8,448	6,409	1,022	—		7,431
Foreign exchange	3,563	132	25		3,720	3,613	92	—		3,705
Equity	29,182	7,082	6,026		42,290	26,943	5,021	6,893		38,857
Commodity	369	1	14	(a)	384	250	13	232	(a)	495
Total structured notes	$74,555	$8,941	$11,721		$95,217	$75,344	$6,213	$12,182		$93,739
(a)Excludes deposits linked to precious metals for which the fair value option has not been elected of $694 million and $739 million for the periods ended June 30, 2021 and December 31, 2020, respectively.

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

The following table outlines the Firm’s primary uses of derivatives and the related hedge accounting designation or disclosure category.

Type of Derivative	Use of Derivative	Designation and disclosure	Affected segment or unit	10-Q page reference
Manage specifically identified risk exposures in qualifying hedge accounting relationships:
•Interest rate	Hedge fixed rate assets and liabilities	Fair value hedge	Corporate	120-121
•Interest rate	Hedge floating-rate assets and liabilities	Cash flow hedge	Corporate	122
•Foreign exchange	Hedge foreign currency-denominated assets and liabilities	Fair value hedge	Corporate	120-121
•Foreign exchange	Hedge foreign currency-denominated forecasted revenue and expense	Cash flow hedge	Corporate	122
•Foreign exchange	Hedge the value of the Firm’s investments in non-U.S. dollar functional currency entities	Net investment hedge	Corporate	123
•Commodity	Hedge commodity inventory	Fair value hedge	CIB, AWM	120-121
Manage specifically identified risk exposures not designated in qualifying hedge accounting relationships:
•Interest rate	Manage the risk associated with mortgage commitments, warehouse loans and MSRs	Specified risk management	CCB	123
•Credit	Manage the credit risk associated with wholesale lending exposures	Specified risk management	CIB	123
•Interest rate and foreign exchange	Manage the risk associated with certain other specified assets and liabilities	Specified risk management	Corporate	123
Market-making derivatives and other activities:
•Various	Market-making and related risk management	Market-making and other	CIB	123
•Various	Other derivatives	Market-making and other	CIB, AWM, Corporate	123

Notional amount of derivative contracts
The following table summarizes the notional amount of free-standing derivative contracts outstanding as of June 30, 2021, and December 31, 2020.

	Notional amounts(b)
(in billions)	June 30, 2021	December 31, 2020
Interest rate contracts
Swaps	$24,414	$20,990	(c)
Futures and forwards	5,170	3,057
Written options	3,354	3,375
Purchased options	3,604	3,675
Total interest rate contracts	36,542	31,097
Credit derivatives(a)	1,143	1,197	(c)
Foreign exchange contracts
Cross-currency swaps	4,088	3,924
Spot, futures and forwards	7,465	6,871
Written options	805	830
Purchased options	782	825
Total foreign exchange contracts	13,140	12,450
Equity contracts
Swaps	549	448
Futures and forwards	158	140
Written options	735	676
Purchased options	680	621
Total equity contracts	2,122	1,885
Commodity contracts
Swaps	175	138
Spot, futures and forwards	196	198
Written options	152	124
Purchased options	119	105
Total commodity contracts	642	565
Total derivative notional amounts	$53,589	$47,194
(a)Refer to the Credit derivatives discussion on page 124 for more information on volumes and types of credit derivative contracts.
(b)Represents the sum of gross long and gross short third-party notional derivative contracts.
(c)Prior-period amounts have been revised to conform with the current presentation.
While the notional amounts disclosed above give an indication of the volume of the Firm’s derivatives activity, the notional amounts significantly exceed, in the Firm’s view, the possible losses that could arise from such transactions. For most derivative contracts, the notional amount is not exchanged; it is simply a reference amount used to calculate payments.

Impact of derivatives on the Consolidated balance sheets
The following table summarizes information on derivative receivables and payables (before and after netting adjustments) that are reflected on the Firm’s Consolidated balance sheets as of June 30, 2021, and December 31, 2020, by accounting designation (e.g., whether the derivatives were designated in qualifying hedge accounting relationships or not) and contract type.

Free-standing derivative receivables and payables(a)
	Gross derivative receivables					Gross derivative payables
June 30, 2021 (in millions)	Not designated as hedges		Designated as hedges	Total derivative receivables	Net derivative receivables(b)	Not designated as hedges		Designated as hedges	Total derivative payables	Net derivative payables(b)
Trading assets and liabilities
Interest rate	$303,469		$780	$304,249	$26,046	$270,175		$—	$270,175	$9,190
Credit	10,104		—	10,104	948	11,515		—	11,515	1,184
Foreign exchange	156,349		1,068	157,417	14,507	155,369		1,382	156,751	13,715
Equity	73,104		—	73,104	16,861	84,557		—	84,557	21,100
Commodity	26,017		3,113	29,130	12,349	25,467		4,416	29,883	10,856
Total fair value of trading assets and liabilities	$569,043		$4,961	$574,004	$70,711	$547,083		$5,798	$552,881	$56,045

	Gross derivative receivables					Gross derivative payables
December 31, 2020 (in millions)	Not designated as hedges		Designated as hedges	Total derivative receivables	Net derivative receivables(b)	Not designated as hedges		Designated as hedges	Total derivative payables	Net derivative payables(b)
Trading assets and liabilities
Interest rate	$390,817	(c)	$831	$391,648	$35,725	$353,987	(c)	$—	$353,987	$13,012
Credit	13,345	(c)	—	13,345	680	14,832	(c)	—	14,832	1,995
Foreign exchange	205,359		901	206,260	15,781	214,229		1,697	215,926	21,433
Equity	74,798		—	74,798	20,673	81,413		—	81,413	25,898
Commodity	20,579		924	21,503	6,771	20,834		1,895	22,729	8,285
Total fair value of trading assets and liabilities	$704,898		$2,656	$707,554	$79,630	$685,295		$3,592	$688,887	$70,623
(a)Balances exclude structured notes for which the fair value option has been elected. Refer to Note 3 for further information.
(b)As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral receivables and payables when a legally enforceable master netting agreement exists.
(c)Prior-period amounts have been revised to conform with the current presentation.

Derivatives netting
The following tables present, as of June 30, 2021, and December 31, 2020, gross and net derivative receivables and payables by contract and settlement type. Derivative receivables and payables, as well as the related cash collateral from the same counterparty, have been netted on the Consolidated balance sheets where the Firm has obtained an appropriate legal opinion with respect to the master netting agreement. Where such a legal opinion has not been either sought or obtained, amounts are not eligible for netting on the Consolidated balance sheets, and those derivative receivables and payables are shown separately in the tables below.
In addition to the cash collateral received and transferred that is presented on a net basis with derivative receivables and payables, the Firm receives and transfers additional collateral (financial instruments and cash). These amounts mitigate counterparty credit risk associated with the Firm’s derivative instruments, but are not eligible for net presentation:
•collateral that consists of liquid securities and other cash collateral held at third-party custodians, which are shown separately as “Collateral not nettable on the Consolidated balance sheets” in the tables below, up to the fair value exposure amount. For the purpose of this disclosure, the definition of liquid securities is consistent with the definition of high quality liquid assets as defined in the LCR rule;
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

	June 30, 2021				December 31, 2020
(in millions)	Gross derivative receivables	Amounts netted on the Consolidated balance sheets	Net derivative receivables		Gross derivative receivables		Amounts netted on the Consolidated balance sheets		Net derivative receivables
U.S. GAAP nettable derivative receivables
Interest rate contracts:
Over-the-counter (“OTC”)	$281,104	$(259,955)	$21,149		$367,214	(e)	$(337,609)	(e)	$29,605
OTC–cleared	18,220	(17,997)	223		18,340		(17,919)		421
Exchange-traded(a)	275	(251)	24		554		(395)		159
Total interest rate contracts	299,599	(278,203)	21,396		386,108		(355,923)		30,185
Credit contracts:
OTC	7,860	(7,134)	726		8,894	(e)	(8,356)	(e)	538
OTC–cleared	2,033	(2,022)	11		4,326		(4,309)		17
Total credit contracts	9,893	(9,156)	737		13,220		(12,665)		555
Foreign exchange contracts:
OTC	153,517	(142,403)	11,114		201,349		(189,655)		11,694
OTC–cleared	574	(507)	67		834		(819)		15
Exchange-traded(a)	23	—	23		35		(5)		30
Total foreign exchange contracts	154,114	(142,910)	11,204		202,218		(190,479)		11,739
Equity contracts:
OTC	29,092	(22,796)	6,296		34,030		(27,374)		6,656
Exchange-traded(a)	33,993	(33,447)	546		28,294		(26,751)		1,543
Total equity contracts	63,085	(56,243)	6,842		62,324		(54,125)		8,199
Commodity contracts:
OTC	15,720	(6,911)	8,809		10,924		(7,901)		3,023
OTC–cleared	65	(65)	—		20		(20)		—
Exchange-traded(a)	9,970	(9,805)	165		6,833		(6,811)		22
Total commodity contracts	25,755	(16,781)	8,974		17,777		(14,732)		3,045
Derivative receivables with appropriate legal opinion	552,446	(503,293)	49,153	(d)	681,647		(627,924)		53,723	(d)
Derivative receivables where an appropriate legal opinion has not been either sought or obtained	21,558		21,558		25,907				25,907
Total derivative receivables recognized on the Consolidated balance sheets	$574,004		$70,711		$707,554				$79,630
Collateral not nettable on the Consolidated balance sheets(b)(c)			(11,324)						(14,806)
Net amounts			$59,387						$64,824

	June 30, 2021				December 31, 2020
(in millions)	Gross derivative payables	Amounts netted on the Consolidated balance sheets	Net derivative payables		Gross derivative payables		Amounts netted on the Consolidated balance sheets		Net derivative payables
U.S. GAAP nettable derivative payables
Interest rate contracts:
OTC	$248,575	$(241,070)	$7,505		$332,214	(e)	$(321,140)	(e)	$11,074
OTC–cleared	20,066	(19,739)	327		19,710		(19,494)		216
Exchange-traded(a)	202	(176)	26		358		(341)		17
Total interest rate contracts	268,843	(260,985)	7,858		352,282		(340,975)		11,307
Credit contracts:
OTC	9,117	(8,516)	601		10,311	(e)	(8,781)	(e)	1,530
OTC–cleared	1,834	(1,815)	19		4,075		(4,056)		19
Total credit contracts	10,951	(10,331)	620		14,386		(12,837)		1,549
Foreign exchange contracts:
OTC	152,578	(142,529)	10,049		210,803		(193,672)		17,131
OTC–cleared	533	(507)	26		836		(819)		17
Exchange-traded(a)	22	—	22		34		(2)		32
Total foreign exchange contracts	153,133	(143,036)	10,097		211,673		(194,493)		17,180
Equity contracts:
OTC	34,459	(30,011)	4,448		35,330		(28,763)		6,567
Exchange-traded(a)	40,777	(33,446)	7,331		34,491		(26,752)		7,739
Total equity contracts	75,236	(63,457)	11,779		69,821		(55,515)		14,306
Commodity contracts:
OTC	14,621	(9,066)	5,555		10,365		(7,544)		2,821
OTC–cleared	80	(80)	—		32		(32)		—
Exchange-traded(a)	10,521	(9,881)	640		7,391		(6,868)		523
Total commodity contracts	25,222	(19,027)	6,195		17,788		(14,444)		3,344
Derivative payables with appropriate legal opinion	533,385	(496,836)	36,549	(d)	665,950		(618,264)		47,686	(d)
Derivative payables where an appropriate legal opinion has not been either sought or obtained	19,496		19,496		22,937				22,937
Total derivative payables recognized on the Consolidated balance sheets	$552,881		$56,045		$688,887				$70,623
Collateral not nettable on the Consolidated balance sheets(b)(c)			(7,873)						(11,964)
Net amounts			$48,172						$58,659
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
(d)Net derivatives receivable included cash collateral netted of $70.0 billion and $88.0 billion at June 30, 2021, and December 31, 2020, respectively. Net derivatives payable included cash collateral netted of $63.5 billion and $78.4 billion at June 30, 2021, and December 31, 2020, respectively. Derivative cash collateral relates to OTC and OTC-cleared derivative instruments.
(e)Prior-period amounts have been revised to conform with the current presentation.

Liquidity risk and credit-related contingent features
Refer to Note 5 of JPMorgan Chase’s 2020 Form 10-K for a more detailed discussion of liquidity risk and credit-related contingent features related to the Firm’s derivative contracts.
The following table shows the aggregate fair value of net derivative payables related to OTC and OTC-cleared derivatives that contain contingent collateral or termination features that may be triggered upon a ratings downgrade, and the associated collateral the Firm has posted in the normal course of business, at June 30, 2021, and December 31, 2020.

OTC and OTC-cleared derivative payables containing downgrade triggers
(in millions)	June 30, 2021	December 31, 2020
Aggregate fair value of net derivative payables	$20,607	$26,945	(a)
Collateral posted	19,146	26,289
(a)Prior-period amount has been revised to conform with the current presentation.
The following table shows the impact of a single-notch and two-notch downgrade of the long-term issuer ratings of JPMorgan Chase & Co. and its subsidiaries, predominantly JPMorgan Chase Bank, N.A., at June 30, 2021, and December 31, 2020, related to OTC and OTC-cleared derivative contracts with contingent collateral or termination features that may be triggered upon a ratings downgrade. Derivatives contracts generally require additional collateral to be posted or terminations to be triggered when the predefined threshold rating is breached. A downgrade by a single rating agency that does not result in a rating lower than a preexisting corresponding rating provided by another major rating agency will generally not result in additional collateral (except in certain instances in which additional initial margin may be required upon a ratings downgrade), nor in termination payments requirements. The liquidity impact in the table is calculated based upon a downgrade below the lowest current rating of the rating agencies referred to in the derivative contract.

Liquidity impact of downgrade triggers on OTC and OTC-cleared derivatives
	June 30, 2021		December 31, 2020
(in millions)	Single-notch downgrade	Two-notch downgrade	Single-notch downgrade	Two-notch downgrade
Amount of additional collateral to be posted upon downgrade(a)	$149	$1,427	$119	$1,243
Amount required to settle contracts with termination triggers upon downgrade(b)	117	967	153	1,682	(c)
(a)Includes the additional collateral to be posted for initial margin.
(b)Amounts represent fair values of derivative payables, and do not reflect collateral posted.
(c)Prior-period amount has been revised to conform with the current presentation.
Derivatives executed in contemplation of a sale of the underlying financial asset
In certain instances the Firm enters into transactions in which it transfers financial assets but maintains the economic exposure to the transferred assets by entering into a derivative with the same counterparty in contemplation of the initial transfer. The Firm generally accounts for such transfers as collateralized financing transactions as described in Note 10, but in limited circumstances they may qualify to be accounted for as a sale and a derivative under U.S. GAAP. The amount of such transfers accounted for as a sale where the associated derivative was outstanding was not material at June 30, 2021 and December 31, 2020.

Impact of derivatives on the Consolidated statements of income
The following tables provide information related to gains and losses recorded on derivatives based on their hedge accounting designation or purpose.
Fair value hedge gains and losses
The following tables present derivative instruments, by contract type, used in fair value hedge accounting relationships, as well as pre-tax gains/(losses) recorded on such derivatives and the related hedged items for the three and six months ended June 30, 2021 and 2020, respectively. The Firm includes gains/(losses) on the hedging derivative in the same line item in the Consolidated statements of income as the related hedged item.

	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
Three months ended June 30, 2021 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$2,184	$(1,630)	$554	$—	$544	$—
Foreign exchange(c)	230	(221)	9	(72)	9	(31)
Commodity(d)	(3,126)	3,155	29	—	20	—
Total	$(712)	$1,304	$592	$(72)	$573	$(31)

	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
Three months ended June 30, 2020 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$464	$(288)	$176	$—	$205	$—
Foreign exchange(c)	(304)	338	34	(121)	34	21
Commodity(d)	(1,730)	1,771	41	—	44	—
Total	$(1,570)	$1,821	$251	$(121)	$283	$21

	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
Six months ended June 30, 2021 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$(2,937)	$3,816	$879	$—	$980	$—
Foreign exchange(c)	(499)	526	27	(150)	27	(68)
Commodity(d)	(4,387)	4,443	56	—	32	—
Total	$(7,823)	$8,785	$962	$(150)	$1,039	$(68)

	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
Six months ended June 30, 2020 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$4,551	$(4,076)	$475	$—	$419	$—
Foreign exchange(c)	272	(150)	122	(300)	122	136
Commodity(d)	(202)	289	87	—	93	—
Total	$4,621	$(3,937)	$684	$(300)	$634	$136
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

As of June 30, 2021 and December 31, 2020, the following amounts were recorded on the Consolidated balance sheets related to certain cumulative fair value hedge basis adjustments that are expected to reverse through the income statement in future periods as an adjustment to yield.

	Carrying amount of the hedged items(a)(b)		Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged items:
June 30, 2021 (in millions)			Active hedging relationships	Discontinued hedging relationships(d)(e)	Total
Assets
Investment securities - AFS	$81,335	(c)	$1,420	$579	$1,999
Liabilities
Long-term debt	$193,441		$434	$8,916	$9,350
Beneficial interests issued by consolidated VIEs	747		—	(2)	(2)

	Carrying amount of the hedged items(a)(b)		Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged items:
December 31, 2020 (in millions)			Active hedging relationships	Discontinued hedging relationships(d)(e)	Total
Assets
Investment securities - AFS	$139,684	(c)	$3,572	$847	$4,419
Liabilities
Long-term debt	$177,611		$3,194	$11,473	$14,667
Beneficial interests issued by consolidated VIEs	746		—	(3)	(3)
(a)Excludes physical commodities with a carrying value of $20.1 billion and $11.5 billion at June 30, 2021 and December 31, 2020, respectively, to which the Firm applies fair value hedge accounting. As a result of the application of hedge accounting, these inventories are carried at fair value, thus recognizing unrealized gains and losses in current periods. Since the Firm exits these positions at fair value, there is no incremental impact to net income in future periods.
(b)Excludes hedged items where only foreign currency risk is the designated hedged risk, as basis adjustments related to foreign currency hedges will not reverse through the income statement in future periods. At June 30, 2021 and December 31, 2020, the carrying amount excluded for AFS securities is $12.6 billion and $14.5 billion, respectively, and for long-term debt is $6.4 billion and $6.6 billion, respectively.
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

Cash flow hedge gains and losses
The following tables present derivative instruments, by contract type, used in cash flow hedge accounting relationships, and the pre-tax gains/(losses) recorded on such derivatives, for the three and six months ended June 30, 2021 and 2020, respectively. The Firm includes the gains/(losses) on the hedging derivative in the same line item in the Consolidated statements of income as the change in cash flows on the related hedged item.

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Three months ended June 30, 2021 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$262	$1,122	$860
Foreign exchange(b)	78	(4)	(82)
Total	$340	$1,118	$778

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Three months ended June 30, 2020 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$127	$412	$285
Foreign exchange(b)	(34)	(10)	24
Total	$93	$402	$309

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Six months ended June 30, 2021 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$499	$(1,639)	$(2,138)
Foreign exchange(b)	105	62	(43)
Total	$604	$(1,577)	$(2,181)

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Six months ended June 30, 2020 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$118	$3,873	$3,755
Foreign exchange(b)	(17)	(220)	(203)
Total	$101	$3,653	$3,552
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
The Firm did not experience any forecasted transactions that failed to occur for the three and six months ended June 30, 2021 and 2020.
Over the next 12 months, the Firm expects that approximately $885 million (after-tax) of net gains recorded in AOCI at June 30, 2021, related to cash flow hedges will be recognized in income. For cash flow hedges that have been terminated, the maximum length of time over which the derivative results recorded in AOCI will be recognized in earnings is approximately nine years, corresponding to the timing of the originally hedged forecasted cash flows. For open cash flow hedges, the maximum length of time over which forecasted transactions are hedged is approximately seven years. The Firm’s longer-dated forecasted transactions relate to core lending and borrowing activities.

Net investment hedge gains and losses
The following table presents hedging instruments, by contract type, that were used in net investment hedge accounting relationships, and the pre-tax gains/(losses) recorded on such instruments for the three and six months ended June 30, 2021 and 2020.

	Gains/(losses) recorded in income and other comprehensive income/(loss)
	2021		2020
Three months ended June 30, (in millions)	Amounts recorded in income(a)(b)	Amounts recorded in OCI	Amounts recorded in income(a)(b)	Amounts recorded in OCI
Foreign exchange derivatives	$(79)	$(270)	$(81)	$(413)

	Gains/(losses) recorded in income and other comprehensive income/(loss)
	2021		2020
Six months ended June 30, (in millions)	Amounts recorded in income(a)(b)	Amounts recorded in OCI	Amounts recorded in income(a)(b)	Amounts recorded in OCI
Foreign exchange derivatives	$(107)	$930	$(71)	$1,176
(a)Certain components of hedging derivatives are permitted to be excluded from the assessment of hedge effectiveness, such as forward points on foreign exchange forward contracts. The Firm elects to record changes in fair value of these amounts directly in other income.
(b)Excludes amounts reclassified from AOCI to income on the sale or liquidation of hedged entities. The amount reclassified for the three and six months ended June 30, 2021 was not material. The Firm reclassified pre-tax losses of $8 million to other income related to the liquidation of certain legal entities during the three and six months ended June 30, 2020. Refer to Note 19 for further information.

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

	Derivatives gains/(losses) recorded in income
	Three months ended June 30,		Six months ended June 30,
(in millions)	2021	2020	2021	2020
Contract type
Interest rate(a)	$644	$644	$502	$1,936
Credit(b)	(27)	(100)	(67)	(39)
Foreign exchange(c)	(30)	(28)	68	78
Total	$587	$516	$503	$1,975
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

Credit derivatives
Refer to Note 5 of JPMorgan Chase’s 2020 Form 10-K for a more detailed discussion of credit derivatives. The following tables present a summary of the notional amounts of credit derivatives and credit-related notes the Firm sold and purchased as of June 30, 2021 and December 31, 2020. The Firm does not use notional amounts of credit derivatives as the primary measure of risk management for such derivatives, because the notional amount does not take into account the probability of the occurrence of a credit event, the recovery value of the reference obligation, or related cash instruments and economic hedges, each of which reduces, in the Firm’s view, the risks associated with such derivatives.
Total credit derivatives and credit-related notes

	Maximum payout/Notional amount
June 30, 2021 (in millions)	Protection sold	Protection purchased with identical underlyings(b)		Net protection (sold)/purchased(c)	Other protection purchased(d)
Credit derivatives
Credit default swaps	$(495,229)	$512,123		$16,894	$3,151
Other credit derivatives(a)	(44,418)	77,035		32,617	11,410
Total credit derivatives	(539,647)	589,158		49,511	14,561
Credit-related notes	—	—		—	11,703
Total	$(539,647)	$589,158		$49,511	$26,264

	Maximum payout/Notional amount
December 31, 2020 (in millions)	Protection sold	Protection purchased with identical underlyings(b)		Net protection (sold)/purchased(c)	Other protection purchased(d)
Credit derivatives
Credit default swaps	$(533,900)	(e) $552,021	(e)	$18,121	$2,786	(e)
Other credit derivatives(a)	(40,084)	57,344		17,260	10,630	(e)
Total credit derivatives	(573,984)	609,365		35,381	13,416
Credit-related notes	—	—		—	10,248
Total	$(573,984)	$609,365		$35,381	$23,664
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
The following tables summarize the notional amounts by the ratings, maturity profile, and total fair value, of credit derivatives as of June 30, 2021, and December 31, 2020, where JPMorgan Chase is the seller of protection. The maturity profile is based on the remaining contractual maturity of the credit derivative contracts. The ratings profile is based on the rating of the reference entity on which the credit derivative contract is based. The ratings and maturity profile of credit derivatives where JPMorgan Chase is the purchaser of protection are comparable to the profile reflected below.

Protection sold — credit derivatives ratings(a)/maturity profile
June 30, 2021 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)	Fair value of payables(b)	Net fair value
Risk rating of reference entity
Investment-grade	$(95,655)	$(284,168)	$(33,230)	$(413,053)	$3,842	$(552)	$3,290
Noninvestment-grade	(27,656)	(90,646)	(8,292)	(126,594)	2,930	(1,978)	952
Total	$(123,311)	$(374,814)	$(41,522)	$(539,647)	$6,772	$(2,530)	$4,242

December 31, 2020 (in millions)	<1 year		1–5 years		>5 years	Total notional amount	Fair value of receivables(b)		Fair value of payables(b)		Net fair value
Risk rating of reference entity
Investment-grade	$(93,529)	(c)	$(306,830)	(c)	$(35,326)	$(435,685)	$5,372	(c)	$(834)	(c)	$4,538
Noninvestment-grade	(31,809)		(97,337)		(9,153)	(138,299)	3,953		(2,542)		1,411
Total	$(125,338)		$(404,167)		$(44,479)	$(573,984)	$9,325		$(3,376)		$5,949
(a)The ratings scale is primarily based on external credit ratings defined by S&P and Moody’s.
(b)Amounts are shown on a gross basis, before the benefit of legally enforceable master netting agreements including cash collateral netting.
(c)Prior-period amounts have been revised to conform with the current presentation.

Note 5 – Noninterest revenue and noninterest expense
Noninterest revenue
Refer to Note 6 of JPMorgan Chase’s 2020 Form 10-K for a discussion of the components of and accounting policies for the Firm’s noninterest revenue.
Investment banking fees
The following table presents the components of investment banking fees.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2021	2020	2021	2020
Underwriting
Equity	$1,073	$974	$2,135	$1,301
Debt	1,473	1,279	2,694	2,323
Total underwriting	2,546	2,253	4,829	3,624
Advisory	924	597	1,611	1,092
Total investment banking fees	$3,470	$2,850	$6,440	$4,716
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

	Three months ended June 30,			Six months ended June 30,
(in millions)	2021	2020		2021	2020
Trading revenue by instrument type
Interest rate(a)	$464	$1,519		$1,387	$1,971
Credit(b)	759	1,953	(c)	2,029	1,251	(c)
Foreign exchange	641	1,425		1,639	2,892
Equity	1,929	2,058		4,586	3,406
Commodity	301	591		850	1,028
Total trading revenue	4,094	7,546		10,491	10,548
Private equity gains/(losses)	(18)	75		85	10
Principal transactions	$4,076	$7,621		$10,576	$10,558
(a)Includes the impact of changes in funding valuation adjustments on derivatives.
(b)Includes the impact of changes in credit valuation adjustments on derivatives, net of the associated hedging activities.
(c)Includes marks on held-for-sale positions, including unfunded commitments, in the bridge financing portfolio.

Lending- and deposit-related fees
The following table presents the components of lending- and deposit-related fees.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2021	2020	2021	2020
Lending-related fees	$370	$288	$728	$579
Deposit-related fees	1,390	1,143	2,719	2,558
Total lending- and deposit-related fees	$1,760	$1,431	$3,447	$3,137
Asset management, administration and commissions
The following table presents the components of asset management, administration and commissions.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2021	2020	2021	2020
Asset management fees
Investment management fees(a)	$3,421	$2,717	$6,678	$5,502
All other asset management fees(b)	95	75	189	168
Total asset management fees	3,516	2,792	6,867	5,670

Total administration fees(c)	650	546	1,283	1,100

Commissions and other fees
Brokerage commissions(d)	761	715	1,561	1,579
All other commissions and fees	267	213	512	457
Total commissions and fees	1,028	928	2,073	2,036
Total asset management, administration and commissions	$5,194	$4,266	$10,223	$8,806
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

Card income
The following table presents the components of card income:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2021	2020	2021	2020
Interchange and merchant processing income	$5,974	$3,940	$10,842	$8,722
Rewards costs and partner payments	(4,282)	(2,816)	(7,816)	(6,398)
Other card income(a)	(45)	(150)	(29)	(355)
Total card income	$1,647	$974	$2,997	$1,969
(a)Predominantly represents the amortization of account origination costs and annual fees.
Refer to Note 14 for further information on mortgage servicing rights, including risk management activities.
Refer to Note 16 for information on operating lease income included within other income.
Noninterest expense
Other expense
Other expense on the Firm’s Consolidated statements of income included the following:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2021	2020	2021	2020
Legal expense	$185	$118	$213	$315
FDIC-related expense	177	218	378	317
Note 6 – Interest income and Interest expense
Refer to Note 7 of JPMorgan Chase’s 2020 Form 10-K for a description of JPMorgan Chase’s accounting policies regarding interest income and interest expense.
The following table presents the components of interest income and interest expense.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2021	2020	2021	2020
Interest income
Loans(a)	$10,145	$10,889	$20,332	$23,194
Taxable securities	1,577	2,154	3,182	4,387
Non-taxable securities(b)	270	307	547	607
Total investment securities(a)	1,847	2,461	3,729	4,994
Trading assets - debt instruments	1,711	2,066	3,493	4,130
Federal funds sold and securities purchased under resale agreements	175	601	408	1,696
Securities borrowed(c)	(90)	(175)	(167)	(23)
Deposits with banks	103	70	168	639
All other interest-earning assets(d)	203	200	402	643
Total interest income	$14,094	$16,112	$28,365	$35,273
Interest expense
Interest-bearing deposits	$132	$349	$278	$1,924
Federal funds purchased and securities loaned or sold under repurchase agreements	60	131	75	918
Short-term borrowings(e)	33	124	66	275
Trading liabilities – debt and all other interest-bearing liabilities(c)(f)	51	(43)	78	329
Long-term debt	1,056	1,639	2,190	3,386
Beneficial interest issued by consolidated VIEs	21	59	48	149
Total interest expense	$1,353	$2,259	$2,735	$6,981
Net interest income	$12,741	$13,853	$25,630	$28,292
Provision for credit losses	(2,285)	10,473	(6,441)	18,758
Net interest income after provision for credit losses	$15,026	$3,380	$32,071	$9,534
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

(in millions)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	Pension and OPEB plans		Pension and OPEB plans
Components of net periodic benefit cost, U.S. defined benefit pension plans
Benefits earned during the period	$1	$1	$1	$1
Interest cost on benefit obligations	86	106	171	211
Expected return on plan assets	(129)	(159)	(258)	(317)
Amortization:
Net (gain)/loss	2	1	5	3
Net periodic defined benefit plan cost/(credit), U.S. defined benefit pension plans	(40)	(51)	(81)	(102)
Other defined benefit pension and OPEB plans	(20)	(21)	(38)	(42)
Total net periodic defined benefit plan cost/(credit)	(60)	(72)	(119)	(144)
Total defined contribution plans	350	321	671	620
Total pension and OPEB cost included in noninterest expense	$290	$249	$552	$476
The following table presents the fair values of plan assets for the Firm's defined benefit pension and OPEB plans.

(in billions)	June 30, 2021	December 31, 2020
Fair value of plan assets
U.S. defined benefit pension plans	$17.6	$17.6
Other defined benefit pension and OPEB plans	7.9	7.8

Note 8 – Employee share-based incentives
Refer to Note 9 of JPMorgan Chase’s 2020 Form 10-K for a discussion of the accounting policies and other information relating to employee share-based incentives.
The Firm recognized the following noncash compensation expense related to its various employee share-based incentive plans in its Consolidated statements of income.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2021	2020	2021	2020
Cost of prior grants of RSUs, performance share units (“PSUs”) and stock options that are amortized over their applicable vesting periods	$280	$276	$636	$610
Accrual of estimated costs of share-based awards to be granted in future periods, predominantly those to full-career eligible employees	463	526	1,011	836
Total noncash compensation expense related to employee share-based incentive plans	$743	$802	$1,647	$1,446
In the first quarter of 2021, in connection with its annual incentive grant for the 2020 performance year, the Firm granted 17 million RSUs and 678 thousand PSUs with weighted-average grant date fair values of $137.38 per RSU and $136.94 per PSU.

Note 9 – Investment securities
Investment securities consist of debt securities that are classified as AFS or HTM. Debt securities classified as trading assets are discussed in Note 2. Predominantly all of the Firm’s AFS and HTM securities are held by Treasury and CIO in connection with its asset-liability management activities. At June 30, 2021, the investment securities portfolio consisted of debt securities with an average credit rating of AA+ (based upon external ratings where available, and where not available, based primarily upon internal risk ratings).
During the second quarter of 2021, the Firm transferred $104.5 billion of investment securities from AFS to HTM for capital management purposes. AOCI included pretax unrealized gains of $425 million on the securities at the date of transfer.
Refer to Note 10 of JPMorgan Chase’s 2020 Form 10-K for additional information regarding the investment securities portfolio.
The amortized costs and estimated fair values of the investment securities portfolio were as follows for the dates indicated.

	June 30, 2021				December 31, 2020
(in millions)	Amortized cost(c)(d)	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost(c)(d)	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale securities
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	$72,088	$1,168	$574	$72,682	$110,979	$2,372	$50	$113,301
Residential:
U.S.	2,526	73	—	2,599	6,246	224	3	6,467
Non-U.S.	4,335	36	—	4,371	3,751	20	5	3,766
Commercial	2,437	44	10	2,471	2,819	71	34	2,856
Total mortgage-backed securities	81,386	1,321	584	82,123	123,795	2,687	92	126,390
U.S. Treasury and government agencies	99,905	713	771	99,847	199,910	2,141	100	201,951
Obligations of U.S. states and municipalities	17,249	1,208	2	18,455	18,993	1,404	1	20,396
Non-U.S. government debt securities	17,649	128	37	17,740	22,587	354	13	22,928
Corporate debt securities	214	9	7	216	215	4	3	216
Asset-backed securities:
Collateralized loan obligations	8,808	12	4	8,816	10,055	24	31	10,048
Other	4,899	67	2	4,964	6,174	91	16	6,249
Total available-for-sale securities	230,110	3,458	1,407	232,161	381,729	6,705	256	388,178
Held-to-maturity securities(b)
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	105,539	1,855	396	106,998	107,889	2,968	29	110,828
U.S. Residential	6,805	5	35	6,775	4,345	8	30	4,323
Commercial	3,582	28	5	3,605	2,602	77	—	2,679
Total mortgage-backed securities	115,926	1,888	436	117,378	114,836	3,053	59	117,830
U.S. Treasury and government agencies	182,529	338	1,012	181,855	53,184	50	—	53,234
Obligations of U.S. states and municipalities	13,515	493	—	14,008	12,751	519	—	13,270
Asset-backed securities:
Collateralized loan obligations	27,324	110	4	27,430	21,050	90	2	21,138
Other	2,182	—	—	2,182	—	—	—	—
Total held-to-maturity securities	341,476	2,829	1,452	342,853	201,821	3,712	61	205,472
Total investment securities, net of allowance for credit losses	$571,586	$6,287	$2,859	$575,014	$583,550	$10,417	$317	$593,650
(a)Includes AFS U.S. GSE obligations with fair values of $46.4 billion and $65.8 billion, and HTM U.S. GSE obligations with amortized cost of $72.2 billion and $86.3 billion, at June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021, mortgage-backed securities issued by Fannie Mae and Freddie Mac each exceeded 10% of JPMorgan Chase’s total stockholders’ equity; the amortized cost and fair value of such securities were $73.8 billion and $75.5 billion, and $44.3 billion and $44.5 billion, respectively.
(b)The Firm purchased $31.8 billion and $63.1 billion of HTM securities for the three and six months ended June 30, 2021, respectively, and $4.8 billion and $5.0 billion for the three and six months ended June 30, 2020, respectively.
(c)The amortized cost of investment securities is reported net of allowance for credit losses of $87 million and $78 million at June 30, 2021 and December 31, 2020, respectively.
(d)Excludes $1.8 billion and $2.1 billion of accrued interest receivables at June 30, 2021 and December 31, 2020, respectively. The Firm did not reverse through interest income any accrued interest receivables for the three and six months ended June 30, 2021 and 2020.

AFS securities impairment
The following tables present the fair value and gross unrealized losses by aging category for AFS securities at June 30, 2021 and December 31, 2020. The tables exclude U.S. Treasury and government agency securities and U.S. GSE and government agency MBS with unrealized losses of $1.3 billion and $150 million, at June 30, 2021 and December 31, 2020, respectively; changes in the value of these securities are generally driven by changes in interest rates rather than changes in their credit profile given the explicit or implicit guarantees provided by the U.S. government.

	Available-for-sale securities with gross unrealized losses
	Less than 12 months		12 months or more
June 30, 2021 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale securities
Mortgage-backed securities:
Residential:
U.S.	$81	$—	$22	$—	$103	$—
Non-U.S.	30	—	—	—	30	—
Commercial	186	4	367	6	553	10
Total mortgage-backed securities	297	4	389	6	686	10
Obligations of U.S. states and municipalities	102	2	—	—	102	2
Non-U.S. government debt securities	6,084	32	388	5	6,472	37
Corporate debt securities	57	7	42	—	99	7
Asset-backed securities:
Collateralized loan obligations	3,227	4	354	—	3,581	4
Other	23	—	347	2	370	2
Total available-for-sale securities with gross unrealized losses	$9,790	$49	$1,520	$13	$11,310	$62

	Available-for-sale securities with gross unrealized losses
	Less than 12 months		12 months or more
December 31, 2020 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale securities
Mortgage-backed securities:
Residential:
U.S.	$562	$3	$32	$—	$594	$3
Non-U.S.	2,507	4	235	1	2,742	5
Commercial	699	18	124	16	823	34
Total mortgage-backed securities	3,768	25	391	17	4,159	42
Obligations of U.S. states and municipalities	49	1	—	—	49	1
Non-U.S. government debt securities	2,709	9	968	4	3,677	13
Corporate debt securities	91	3	5	—	96	3
Asset-backed securities:
Collateralized loan obligations	5,248	18	2,645	13	7,893	31
Other	268	1	685	15	953	16
Total available-for-sale securities with gross unrealized losses	$12,133	$57	$4,694	$49	$16,827	$106

HTM securities – credit risk
Credit quality indicator
The primary credit quality indicator for HTM securities is the risk rating assigned to each security. At June 30, 2021 and December 31, 2020, all HTM securities were rated investment grade and were current and accruing, with approximately 97% and 98% rated at least AA+, respectively.
Allowance for credit losses
The allowance for credit losses on investment securities was $87 million and $23 million as of June 30, 2021 and 2020, respectively.
Refer to Note 10 of JPMorgan Chase’s 2020 Form 10-K for further discussion of accounting policies for AFS and HTM securities.

Selected impacts of investment securities on the Consolidated statements of income

	Three months ended June 30,		Six months ended June 30,
(in millions)	2021	2020	2021	2020
Realized gains	$184	$624	$421	$1,719
Realized losses	(339)	(598)	(562)	(1,460)
Investment securities gains/(losses)	$(155)	$26	$(141)	$259

Provision for credit losses	$(7)	$4	$9	$13

Contractual maturities and yields
The following table presents the amortized cost and estimated fair value at June 30, 2021, of JPMorgan Chase’s investment securities portfolio by contractual maturity.

By remaining maturity June 30, 2021 (in millions)	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years(b)	Total
Available-for-sale securities
Mortgage-backed securities
Amortized cost	$1	$2,285	$5,712	$73,391	$81,389
Fair value	1	2,315	6,050	73,757	82,123
Average yield(a)	—%	1.43%	1.77%	2.36%	2.29%
U.S. Treasury and government agencies
Amortized cost	$2,168	$60,911	$28,155	$8,671	$99,905
Fair value	2,187	61,190	27,776	8,694	99,847
Average yield(a)	1.47%	0.49%	0.67%	0.46%	0.56%
Obligations of U.S. states and municipalities
Amortized cost	$35	$167	$1,217	$15,830	$17,249
Fair value	35	173	1,283	16,964	18,455
Average yield(a)	3.72%	4.40%	4.88%	5.01%	4.99%
Non-U.S. government debt securities
Amortized cost	$5,894	$4,589	$3,506	$3,660	$17,649
Fair value	5,905	4,668	3,509	3,658	17,740
Average yield(a)	1.75%	2.15%	0.81%	0.19%	1.34%
Corporate debt securities
Amortized cost	$—	$141	$73	$—	$214
Fair value	—	140	76	—	216
Average yield(a)	—%	1.16%	2.29%	—%	1.54%
Asset-backed securities
Amortized cost	$1,010	$1,419	$3,813	$7,465	$13,707
Fair value	1,010	1,430	3,820	7,520	13,780
Average yield(a)	1.20%	1.94%	1.33%	1.24%	1.34%
Total available-for-sale securities
Amortized cost	$9,108	$69,512	$42,476	$109,017	$230,113
Fair value	9,138	69,916	42,514	110,593	232,161
Average yield(a)	1.63%	0.67%	1.01%	2.44%	1.61%
Held-to-maturity securities
Mortgage-backed securities
Amortized cost	$—	$422	$12,046	$103,470	$115,938
Fair value	—	423	12,595	104,360	117,378
Average yield(a)	—%	1.13%	2.39%	2.90%	2.84%
U.S. Treasury and government agencies
Amortized cost	$6,486	$104,920	$71,123	$—	$182,529
Fair value	6,489	104,732	70,634	—	181,855
Average yield(a)	0.24%	0.62%	1.30%	—%	0.87%
Obligations of U.S. states and municipalities
Amortized cost	$35	$30	$766	$12,756	$13,587
Fair value	36	30	808	13,134	14,008
Average yield(a)	4.28%	2.65%	3.81%	3.78%	3.78%
Asset-backed securities
Amortized cost	$—	$—	$14,425	$15,081	$29,506
Fair value	—	—	14,483	15,129	29,612
Average yield(a)	—%	—%	1.27%	1.30%	1.29%
Total held-to-maturity securities
Amortized cost	$6,521	$105,372	$98,360	$131,307	$341,560
Fair value	6,525	105,185	98,520	132,623	342,853
Average yield(a)	0.26%	0.63%	1.45%	2.80%	1.69%
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
The table below summarizes the gross and net amounts of the Firm’s securities financing agreements as of June 30, 2021 and December 31, 2020. When the Firm has obtained an appropriate legal opinion with respect to a master netting agreement with a counterparty and where other relevant netting criteria under U.S. GAAP are met, the Firm nets, on the Consolidated balance sheets, the balances outstanding under its securities financing agreements with the same counterparty. In addition, the Firm exchanges securities and/or cash collateral with its counterparty to reduce the economic exposure with the counterparty, but such collateral is not eligible for net Consolidated balance sheet presentation. Where the Firm has obtained an appropriate legal opinion with respect to the counterparty master netting agreement, such collateral, along with securities financing balances that do not meet all these relevant netting criteria under U.S. GAAP, is presented in the table below as “Amounts not nettable on the Consolidated balance sheets,” and reduces the “Net amounts” presented. Where a legal opinion has not been either sought or obtained, the securities financing balances are presented gross in the “Net amounts” below.

	June 30, 2021
(in millions)	Gross amounts	Amounts netted on the Consolidated balance sheets	Amounts presented on the Consolidated balance sheets	Amounts not nettable on the Consolidated balance sheets(b)	Net amounts(c)
Assets
Securities purchased under resale agreements	$567,378	$(306,391)	$260,987	$(248,366)	$12,621
Securities borrowed	189,212	(2,836)	186,376	(132,533)	53,843
Liabilities
Securities sold under repurchase agreements	$543,834	$(306,391)	$237,443	$(214,872)	$22,571
Securities loaned and other(a)	54,042	(2,836)	51,206	(50,960)	246

	December 31, 2020
(in millions)	Gross amounts	Amounts netted on the Consolidated balance sheets	Amounts presented on the Consolidated balance sheets	Amounts not nettable on the Consolidated balance sheets(b)	Net amounts(c)
Assets
Securities purchased under resale agreements	$666,467	$(370,183)	$296,284	$(273,206)	$23,078
Securities borrowed	193,700	(33,065)	160,635	(115,219)	45,416
Liabilities
Securities sold under repurchase agreements	$578,060	$(370,183)	$207,877	$(191,980)	$15,897
Securities loaned and other(a)	41,366	(33,065)	8,301	(8,257)	44
(a)Includes securities-for-securities lending agreements of $45.5 billion and $3.4 billion at June 30, 2021 and December 31, 2020, respectively, accounted for at fair value, where the Firm is acting as lender. In the Consolidated balance sheets, the Firm recognizes the securities received at fair value within other assets and the obligation to return those securities within accounts payable and other liabilities.
(b)In some cases, collateral exchanged with a counterparty exceeds the net asset or liability balance with that counterparty. In such cases, the amounts reported in this column are limited to the related net asset or liability with that counterparty.
(c)Includes securities financing agreements that provide collateral rights, but where an appropriate legal opinion with respect to the master netting agreement has not been either sought or obtained. At June 30, 2021 and December 31, 2020, included $9.5 billion and $17.0 billion, respectively, of securities purchased under resale agreements; $49.7 billion and $42.1 billion, respectively, of securities borrowed; $21.2 billion and $14.5 billion, respectively, of securities sold under repurchase agreements; and $56 million and $8 million, respectively, of securities loaned and other.

The tables below present as of June 30, 2021, and December 31, 2020 the types of financial assets pledged in securities financing agreements and the remaining contractual maturity of the securities financing agreements.

	Gross liability balance
	June 30, 2021		December 31, 2020
(in millions)	Securities sold under repurchase agreements	Securities loaned and other	Securities sold under repurchase agreements	Securities loaned and other
Mortgage-backed securities
U.S. GSEs and government agencies	$21,735	$—	$56,744	$—
Residential - nonagency	397	—	1,016	—
Commercial - nonagency	1,058	—	855	—
U.S. Treasury, GSEs and government agencies	267,937	79	315,834	143
Obligations of U.S. states and municipalities	1,739	1	1,525	2
Non-U.S. government debt	174,777	2,984	157,563	1,730
Corporate debt securities	36,166	1,951	22,849	1,864
Asset-backed securities	550	230	694	—
Equity securities	39,475	48,797	20,980	37,627
Total	$543,834	$54,042	$578,060	$41,366

	Remaining contractual maturity of the agreements
	Overnight and continuous			Greater than 90 days
June 30, 2021 (in millions)		Up to 30 days	30 – 90 days		Total
Total securities sold under repurchase agreements	$233,090	$214,617	$38,442	$57,685	$543,834
Total securities loaned and other	52,547	117	1,001	377	54,042

	Remaining contractual maturity of the agreements
	Overnight and continuous			Greater than 90 days
December 31, 2020 (in millions)		Up to 30 days	30 – 90 days		Total
Total securities sold under repurchase agreements	$238,667	$230,980	$70,777	$37,636	$578,060
Total securities loaned and other	37,887	1,647	500	1,332	41,366
Transfers not qualifying for sale accounting
At June 30, 2021, and December 31, 2020, the Firm held $442 million and $598 million, respectively, of financial assets for which the rights have been transferred to third parties; however, the transfers did not qualify as a sale in accordance with U.S. GAAP. These transfers have been recognized as collateralized financing transactions. The transferred assets are recorded in trading assets and loans, and the corresponding liabilities are recorded predominantly in short-term borrowings on the Consolidated balance sheets.

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
(c)Includes loans held in CIB, CB, AWM, Corporate as well as risk-rated loans held in CCB, including business banking and auto dealer loans for which the wholesale methodology is applied when determining the allowance for loan losses.
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
The following tables summarize the Firm’s loan balances by portfolio segment.

June 30, 2021	Consumer, excluding credit card	Credit card	Wholesale	Total(a)(b)
(in millions)
Retained	$297,731	$141,079	$524,855	$963,665
Held-for-sale	1,075	723	13,715	15,513
At fair value	30,879	—	30,897	61,776
Total	$329,685	$141,802	$569,467	$1,040,954

December 31, 2020	Consumer, excluding credit card	Credit card	Wholesale	Total(a)(b)
(in millions)
Retained	$302,127	$143,432	$514,947	$960,506
Held-for-sale	1,305	784	5,784	7,873
At fair value	15,147	—	29,327	44,474
Total	$318,579	$144,216	$550,058	$1,012,853
(a)Excludes $2.8 billion and $2.9 billion of accrued interest receivables at June 30, 2021, and December 31, 2020, respectively. The Firm wrote off accrued interest receivables of $19 million and $34 million for the three months ended June 30, 2021 and 2020, respectively, and $32 million and $48 million for the six months ended June 30, 2021 and 2020, respectively.
(b)Loans (other than those for which the fair value option has been elected) are presented net of unamortized discounts and premiums and net deferred loan fees or costs. These amounts were not material as of June 30, 2021, and December 31, 2020.

The following tables provide information about the carrying value of retained loans purchased, sold and reclassified to held-for-sale during the periods indicated. Loans that were reclassified to held-for-sale and sold in a subsequent period are excluded from the sales line of this table.

	2021					2020
Three months ended June 30, (in millions)	Consumer, excluding credit card		Credit card	Wholesale	Total	Consumer, excluding credit card		Credit card	Wholesale	Total
Purchases	$111	(b)(c)	$—	$301	$412	$228	(b)(c)	$—	$242	$470
Sales	—		—	8,751	8,751	24		—	3,549	3,573
Retained loans reclassified to held-for-sale(a)	87		—	892	979	679		—	282	961

	2021					2020
Six months ended June 30, (in millions)	Consumer, excluding credit card		Credit card	Wholesale	Total	Consumer, excluding credit card		Credit card	Wholesale	Total
Purchases	$302	(b)(c)	$—	$527	$829	$1,400	(b)(c)	$—	$628	$2,028
Sales	181		—	14,481	14,662	348		—	9,001	9,349
Retained loans reclassified to held-for-sale(a)	249		—	1,664	1,913	827		—	751	1,578
(a)Reclassifications of loans to held-for-sale are non-cash transactions.
(b)Predominantly includes purchases of residential real estate loans, including the Firm’s voluntary repurchases of certain delinquent loans from loan pools as permitted by Government National Mortgage Association (“Ginnie Mae”) guidelines for the three and six months ended June 30, 2021 and 2020. The Firm typically elects to repurchase these delinquent loans as it continues to service them and/or manage the foreclosure process in accordance with applicable requirements of Ginnie Mae, FHA, RHS, and/or VA.
(c)Excludes purchases of retained loans of $5.0 billion and $3.8 billion for the three months ended June 30, 2021 and 2020, respectively, and $12.0 billion and $7.4 billion for the six months ended June 30, 2021 and 2020, respectively, which are predominantly sourced through the correspondent origination channel and underwritten in accordance with the Firm’s standards.
Gains and losses on sales of loans
Net gains/(losses) on sales of loans and lending-related commitments (including adjustments to record loans and lending-related commitments held-for-sale at the lower of cost or fair value) recognized in noninterest revenue for the three and six months ended June 30, 2021 was $62 million and $194 million, respectively, of which $47 million and $182 million, respectively, related to loans. Net gains/(losses) on sales of loans and lending-related commitments for the three and six months ended June 30, 2020 was $725 million and $(188) million, respectively, of which $42 million and $(100) million, respectively, related to loans. In addition, the sale of loans may also result in write downs, recoveries or changes in the allowance recognized in the provision for credit losses.
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
The following table provides information about retained consumer loans, excluding credit card, by class.

(in millions)	June 30, 2021	December 31, 2020
Residential real estate	$218,031	$225,302
Auto and other(a)	79,700	76,825
Total retained loans	$297,731	$302,127
(a)At June 30, 2021 and December 31, 2020, included $16.7 billion and $19.2 billion of loans, respectively, in Business Banking under the PPP.
Delinquency rates are the primary credit quality indicator for consumer loans. Refer to Note 12 of JPMorgan Chase's 2020 Form 10-K for further information on consumer credit quality indicators.

Residential real estate
The following tables provide information on delinquency, which is the primary credit quality indicator for retained residential real estate loans.

(in millions, except ratios)	June 30, 2021
	Term loans by origination year(d)						Revolving loans		Total
	2021	2020	2019	2018	2017	Prior to 2017	Within the revolving period	Converted to term loans
Loan delinquency(a)(b)
Current	$31,258	$54,745	$23,873	$10,122	$14,996	$60,605	$5,723	$14,726	$216,048
30–149 days past due	11	4	16	13	13	539	9	185	790
150 or more days past due	—	2	4	5	18	891	3	270	1,193
Total retained loans	$31,269	$54,751	$23,893	$10,140	$15,027	$62,035	$5,735	$15,181	$218,031
% of 30+ days past due to total retained loans(c)	0.04%	0.01%	0.08%	0.18%	0.21%	2.25%	0.21%	3.00%	0.89%

(in millions, except ratios)	December 31, 2020
	Term loans by origination year(d)								Revolving loans		Total
	2020		2019	2018	2017	2016	Prior to 2016		Within the revolving period	Converted to term loans
Loan delinquency(a)(b)
Current	$56,576	(e)	$31,820	$13,900	$20,410	$27,978	$49,218	(e)	$7,370	$15,792	$223,064
30–149 days past due	9		25	20	22	29	674		21	245	1,045
150 or more days past due	3		14	10	18	18	844		22	264	1,193
Total retained loans	$56,588		$31,859	$13,930	$20,450	$28,025	$50,736		$7,413	$16,301	$225,302
% of 30+ days past due to total retained loans(c)	0.02%		0.12%	0.22%	0.20%	0.17%	2.91%	(e)	0.58%	3.12%	0.98%
(a)Individual delinquency classifications include mortgage loans insured by U.S. government agencies as follows: current included $40 million and $36 million; 30–149 days past due included $11 million and $16 million; and 150 or more days past due included $21 million and $24 million at June 30, 2021 and December 31, 2020, respectively.
(b)At June 30, 2021 and December 31, 2020, loans under payment deferral programs offered in response to the COVID-19 pandemic which are still within their deferral period and performing according to their modified terms are generally not considered delinquent.
(c)At June 30, 2021 and December 31, 2020, residential real estate loans excluded mortgage loans insured by U.S. government agencies of $32 million and $40 million, respectively, that are 30 or more days past due. These amounts have been excluded based upon the government guarantee.
(d)Includes loans purchased based on the year in which they were originated.
(e)Prior-period amounts have been revised to conform with the current presentation.
Approximately 36% of the total revolving loans are senior lien loans; the remaining balance are junior lien loans. The lien position the Firm holds is considered in the Firm’s allowance for credit losses. Revolving loans that have been converted to term loans have higher delinquency rates than those that are still within the revolving period. That is primarily because the fully-amortizing payment that is generally required for those products is higher than the minimum payment options available for revolving loans within the revolving period.

Nonaccrual loans and other credit quality indicators
The following table provides information on nonaccrual and other credit quality indicators for retained residential real estate loans.

(in millions, except weighted-average data)	June 30, 2021	December 31, 2020
Nonaccrual loans(a)(b)(c)(d)	$5,060	$5,313
90 or more days past due and government guaranteed(e)	49	33

Current estimated LTV ratios(f)(g)(h)
Greater than 125% and refreshed FICO scores:
Equal to or greater than 660	$4	$6
Less than 660	7	12
101% to 125% and refreshed FICO scores:
Equal to or greater than 660	24	38
Less than 660	26	44
80% to 100% and refreshed FICO scores:
Equal to or greater than 660	1,793	2,177
Less than 660	132	239
Less than 80% and refreshed FICO scores:
Equal to or greater than 660	200,924	208,238
Less than 660	10,416	11,980
No FICO/LTV available	4,633	2,492
U.S. government-guaranteed	72	76
Total retained loans	$218,031	$225,302

Weighted average LTV ratio(f)(i)	53%	54%
Weighted average FICO(g)(i)	764	763

Geographic region(j)
California	$69,856	$73,444
New York	31,921	32,287
Florida	14,655	13,981
Texas	13,284	13,773
Illinois	12,036	13,130
Colorado	8,113	8,235
Washington	7,788	7,917
New Jersey	6,864	7,227
Massachusetts	5,829	5,784
Connecticut	5,010	5,024
All other(k)	42,675	44,500
Total retained loans	$218,031	$225,302
(a)Includes collateral-dependent residential real estate loans that are charged down to the fair value of the underlying collateral less costs to sell. The Firm reports, in accordance with regulatory guidance, residential real estate loans that have been discharged under Chapter 7 bankruptcy and not reaffirmed by the borrower (“Chapter 7 loans”) as collateral-dependent nonaccrual TDRs, regardless of their delinquency status. At June 30, 2021, approximately 7% of Chapter 7 residential real estate loans were 30 days or more past due.
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
(c)Interest income on nonaccrual loans recognized on a cash basis was $41 million and $37 million and $86 million and $80 million for the three and six months ended June 30, 2021 and 2020, respectively.
(d)Generally excludes loans under payment deferral programs offered in response to the COVID-19 pandemic. Includes loans to customers that have exited COVID-19 payment deferral programs and are 90 or more days past due, predominantly all of which were considered collateral-dependent at time of exit from COVID-19 payment deferral programs and charged down to the lower of amortized cost or fair value of the underlying collateral less costs to sell.
(e)These balances are excluded from nonaccrual loans as the loans are guaranteed by U.S government agencies. Typically the principal balance of the loans is insured and interest is guaranteed at a specified reimbursement rate subject to meeting agreed-upon servicing guidelines. At June 30, 2021 and December 31, 2020, these balances were no longer accruing interest based on the agreed-upon servicing guidelines. There were no loans that were not guaranteed by U.S. government agencies that are 90 or more days past due and still accruing interest at June 30, 2021 and December 31, 2020.
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
(h)Prior-period amounts have been revised to conform with the current presentation.
(i)Excludes loans with no FICO and/or LTV data available.
(j)The geographic regions presented in the table are ordered based on the magnitude of the corresponding loan balances at June 30, 2021.
(k)At June 30, 2021 and December 31, 2020, included mortgage loans insured by U.S. government agencies of $72 million and $76 million, respectively. These amounts have been excluded from the geographic regions presented based upon the government guarantee.

Loan modifications
Modifications of residential real estate loans where the Firm grants concessions to borrowers who are experiencing financial difficulty are generally accounted for and reported as TDRs. Loans with short-term or other insignificant modifications that are not considered concessions are not TDRs nor are loans for which the Firm has elected to apply the option to suspend the application of accounting guidance for TDRs as provided by the CARES Act and extended by the Consolidated Appropriations Act. The carrying value of new TDRs was $307 million and $196 million for the three months ended June 30, 2021 and 2020, respectively, and $558 million and $338 million for the six months ended June 30, 2021 and 2020, respectively. There were no additional commitments to lend to borrowers whose residential real estate loans have been modified in TDRs.
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

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Number of loans approved for a trial modification	1,165	849	2,566	2,845
Number of loans permanently modified	1,186	2,104	2,900	3,585
Concession granted:(a)
Interest rate reduction	78%	41%	74%	56%
Term or payment extension	51	45	45	60
Principal and/or interest deferred	18	6	26	8
Principal forgiveness	—	2	2	3
Other(b)	34	72	44	65
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

(in millions, except weighted-average data)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Weighted-average interest rate of loans with interest rate reductions – before TDR	4.39%	5.00%	4.51%	5.13%
Weighted-average interest rate of loans with interest rate reductions – after TDR	2.85	3.36	2.90	3.42
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – before TDR	22	21	24	21
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – after TDR	36	39	38	39
Charge-offs recognized upon permanent modification	$—	$2	$—	$2
Principal deferred	6	4	18	9
Principal forgiven	—	1	1	3
Balance of loans that redefaulted within one year of permanent modification(a)	$21	$38	$45	$108
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
At June 30, 2021, the weighted-average estimated remaining lives of residential real estate loans permanently modified in TDRs were 5 years. The estimated remaining lives of these loans reflect estimated prepayments, both voluntary and involuntary (i.e., foreclosures and other forced liquidations).

Active and suspended foreclosure
At June 30, 2021 and December 31, 2020, the Firm had residential real estate loans, excluding those insured by U.S. government agencies, with a carrying value of $743 million and $846 million, respectively, that were not included in REO, but were in the process of active or suspended foreclosure.
In response to the COVID-19 pandemic, the Firm has temporarily suspended certain foreclosure activities. This could delay recognition of foreclosed properties until the foreclosure moratoriums are lifted.

Auto and other
The following tables provide information on delinquency, which is the primary credit quality indicator for retained auto and other consumer loans.

	June 30, 2021
(in millions, except ratios)	Term Loans by origination year								Revolving loans
	2021		2020		2019	2018	2017	Prior to 2017	Within the revolving period	Converted to term loans	Total
Loan delinquency(a)
Current	$28,153	(b)	$29,038	(b)	$9,968	$5,361	$2,972	$1,444	$2,300	$134	$79,370
30–119 days past due	56		59		69	44	29	29	14	12	312
120 or more days past due	—		—		—	1	1	1	6	9	18
Total retained loans	$28,209		$29,097		$10,037	$5,406	$3,002	$1,474	$2,320	$155	$79,700
% of 30+ days past due to total retained loans	0.20%		0.20%		0.69%	0.83%	1.00%	2.04%	0.86%	13.55%	0.41%

	December 31, 2020
(in millions, except ratios)	Term Loans by origination year							Revolving loans
	2020		2019	2018	2017	2016	Prior to 2016	Within the revolving period	Converted to term loans	Total
Loan delinquency(a)
Current	$46,169	(c)	$12,829	$7,367	$4,521	$2,058	$742	$2,517	$158	$76,361
30–119 days past due	97		107	77	53	42	23	30	17	446
120 or more days past due	—		—	—	1	—	1	8	8	18
Total retained loans	$46,266		$12,936	$7,444	$4,575	$2,100	$766	$2,555	$183	$76,825
% of 30+ days past due to total retained loans	0.21%		0.83%	1.03%	1.18%	2.00%	3.13%	1.49%	13.66%	0.60%
(a)At June 30, 2021 and December 31, 2020, loans under payment deferral programs offered in response to the COVID-19 pandemic which are still within their deferral period and performing according to their modified terms are generally not considered delinquent.
(b)At June 30, 2021, included $9.9 billion of loans originated in 2021 and $6.8 billion of loans originated in 2020 in Business Banking under the PPP. PPP loans are guaranteed by the SBA. Other than in certain limited circumstances, the Firm typically does not recognize charge-offs, classify as nonaccrual nor record an allowance for loan losses on these loans.
(c)At December 31, 2020, included $19.2 billion of loans in Business Banking under the PPP.

Nonaccrual and other credit quality indicators
The following table provides information on nonaccrual and other credit quality indicators for retained auto and other consumer loans.

(in millions, except ratios)	Total Auto and other
	June 30, 2021	December 31, 2020
Nonaccrual loans(a)(b)(c)	123	151

Geographic region(d)
California	$12,728	$12,302
New York	9,027	8,824
Texas	8,491	8,235
Florida	5,064	4,668
Illinois	3,611	3,768
New Jersey	2,735	2,646
Arizona	2,332	2,465
Ohio	2,118	2,163
Pennsylvania	2,073	1,924
Colorado	1,935	1,910
All other	29,586	27,920
Total retained loans	$79,700	$76,825
(a)There were no loans that were 90 or more days past due and still accruing interest at June 30, 2021 and December 31, 2020.
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
(c)Interest income on nonaccrual loans recognized on a cash basis was not material for the three and six months ended months ended June 30, 2021 and 2020.
(d)The geographic regions presented in this table are ordered based on the magnitude of the corresponding loan balances at June 30, 2021.
Loan modifications
Certain auto and other loan modifications are considered to be TDRs as they provide various concessions to borrowers who are experiencing financial difficulty. Loans with short-term or other insignificant modifications that are not considered concessions are not TDRs.
The impact of these modifications, as well as new TDRs, were not material to the Firm for the three and six months ended June 30, 2021 and 2020. Additional commitments to lend to borrowers whose loans have been modified in TDRs as of June 30, 2021 and December 31, 2020 were not material.

Credit card loan portfolio
The credit card portfolio segment includes credit card loans originated and purchased by the Firm. Delinquency rates are the primary credit quality indicator for credit card loans.
Refer to Note 12 of JPMorgan Chase's 2020 Form 10-K for further information on the credit card loan portfolio, including credit quality indicators.
The following tables provide information on delinquency, which is the primary credit quality indicator for retained credit card loans.

(in millions, except ratios)	June 30, 2021
	Within the revolving period	Converted to term loans(b)	Total
Loan delinquency(a)
Current and less than 30 days past due and still accruing	$138,551	$1,100	$139,651
30–89 days past due and still accruing	615	53	668
90 or more days past due and still accruing	733	27	760
Total retained loans	$139,899	$1,180	$141,079
Loan delinquency ratios
% of 30+ days past due to total retained loans	0.96%	6.78%	1.01%
% of 90+ days past due to total retained loans	0.52	2.29	0.54

(in millions, except ratios)	December 31, 2020
	Within the revolving period	Converted to term loans(b)	Total
Loan delinquency(a)
Current and less than 30 days past due and still accruing	$139,783	$1,239	$141,022
30–89 days past due and still accruing	997	94	1,091
90 or more days past due and still accruing	1,277	42	1,319
Total retained loans	$142,057	$1,375	$143,432
Loan delinquency ratios
% of 30+ days past due to total retained loans	1.60%	9.89%	1.68%
% of 90+ days past due to total retained loans	0.90	3.05	0.92
(a)At June 30, 2021 and December 31, 2020, loans under payment deferral programs offered in response to the COVID-19 pandemic which are still within their deferral period and performing according to their modified terms are generally not considered delinquent.
(b)Represents TDRs.
Other credit quality indicators
The following table provides information on other credit quality indicators for retained credit card loans.

(in millions, except ratios)	June 30, 2021	December 31, 2020
Geographic region(a)
California	$20,857	$20,921
Texas	14,535	14,544
New York	11,692	11,919
Florida	9,299	9,562
Illinois	7,910	8,006
New Jersey	5,860	5,927
Ohio	4,541	4,673
Pennsylvania	4,306	4,476
Colorado	4,272	4,092
Michigan	3,426	3,553
All other	54,381	55,759
Total retained loans	$141,079	$143,432
Percentage of portfolio based on carrying value with estimated refreshed FICO scores
Equal to or greater than 660	88.4%	85.9%
Less than 660	11.4	13.9
No FICO available	0.2	0.2
(a)The geographic regions presented in the table are ordered based on the magnitude of the corresponding loan balances at June 30, 2021.

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

(in millions, except weighted-average data)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Balance of new TDRs(a)	$90	$151	$233	$428
Weighted-average interest rate of loans – before TDR	17.92%	17.93%	17.81%	18.50%
Weighted-average interest rate of loans – after TDR	5.15	5.16	5.20	4.42
Balance of loans that redefaulted within one year of modification(b)	$13	$25	$32	$61
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
The following tables provide information on internal risk rating, which is the primary credit quality indicator for retained wholesale loans.

	Secured by real estate		Commercial and industrial		Other(a)		Total retained loans
(in millions, except ratios)	Jun 30, 2021	Dec 31, 2020	Jun 30, 2021	Dec 31, 2020	Jun 30, 2021	Dec 31, 2020	Jun 30, 2021	Dec 31, 2020
Loans by risk ratings
Investment-grade	$88,617	$90,147	$71,509	$71,917	$226,874	$217,209	$387,000	$379,273
Noninvestment-grade:
Noncriticized	24,840	26,129	53,017	57,870	43,896	33,053	121,753	117,052
Criticized performing	4,077	3,234	8,273	10,991	1,054	1,079	13,404	15,304
Criticized nonaccrual	489	483	1,413	1,931	796	904	2,698	3,318
Total noninvestment- grade	29,406	29,846	62,703	70,792	45,746	35,036	137,855	135,674
Total retained loans	$118,023	$119,993	$134,212	$142,709	$272,620	$252,245	$524,855	$514,947
% of investment-grade to total retained loans	75.08%	75.13%	53.28%	50.39%	83.22%	86.11%	73.73%	73.65%
% of total criticized to total retained loans	3.87	3.10	7.22	9.05	0.68	0.79	3.07	3.62
% of criticized nonaccrual to total retained loans	0.41	0.40	1.05	1.35	0.29	0.36	0.51	0.64

	Secured by real estate
(in millions)	June 30, 2021
	Term loans by origination year						Revolving loans
	2021	2020	2019	2018	2017	Prior to 2017	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$9,394	$15,951	$18,482	$10,350	$8,962	$24,226	$1,244	$8	$88,617
Noninvestment-grade	1,222	3,342	4,142	3,655	2,559	14,047	438	1	29,406
Total retained loans	$10,616	$19,293	$22,624	$14,005	$11,521	$38,273	$1,682	$9	$118,023

	Secured by real estate
(in millions)	December 31, 2020
	Term loans by origination year						Revolving loans
	2020	2019	2018	2017	2016	Prior to 2016	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$16,560	$19,575	$12,192	$11,017	$13,439	$16,266	$1,098	$—	$90,147
Noninvestment-grade	3,327	4,339	4,205	2,916	2,575	11,994	489	1	29,846
Total retained loans	$19,887	$23,914	$16,397	$13,933	$16,014	$28,260	$1,587	$1	$119,993

	Commercial and industrial
(in millions)	June 30, 2021
	Term loans by origination year						Revolving loans
	2021	2020	2019	2018	2017	Prior to 2017	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$15,656	$10,269	$4,965	$2,266	$1,669	$1,413	$35,270	$1	$71,509	(b)
Noninvestment-grade	7,170	9,503	6,126	3,537	1,440	2,355	32,493	79	62,703
Total retained loans	$22,826	$19,772	$11,091	$5,803	$3,109	$3,768	$67,763	$80	$134,212

	Commercial and industrial
(in millions)	December 31, 2020
	Term loans by origination year						Revolving loans
	2020	2019	2018	2017	2016	Prior to 2016	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$21,211	$7,304	$2,934	$1,748	$1,032	$1,263	$36,424	$1	$71,917	(c)
Noninvestment-grade	15,060	8,636	5,131	2,104	497	2,439	36,852	73	70,792
Total retained loans	$36,271	$15,940	$8,065	$3,852	$1,529	$3,702	$73,276	$74	$142,709

	Other(a)
(in millions)	June 30, 2021
	Term loans by origination year						Revolving loans
	2021	2020	2019	2018	2017	Prior to 2017	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$16,199	$20,538	$7,530	$3,913	$5,159	$13,750	$159,224	$561	$226,874
Noninvestment-grade	9,844	3,369	1,991	1,340	441	891	27,845	25	45,746
Total retained loans	$26,043	$23,907	$9,521	$5,253	$5,600	$14,641	$187,069	$586	$272,620

	Other(a)
(in millions)	December 31, 2020
	Term loans by origination year						Revolving loans
	2020	2019	2018	2017	2016	Prior to 2016	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$31,389	$10,169	$6,994	$6,206	$3,553	$12,595	$145,524	$779	$217,209
Noninvestment-grade	5,009	2,220	1,641	550	146	636	24,710	124	35,036
Total retained loans	$36,398	$12,389	$8,635	$6,756	$3,699	$13,231	$170,234	$903	$252,245
(a)Includes loans to financial institutions, states and political subdivisions, SPEs, nonprofits, personal investment companies and trusts, as well as loans to individuals and individual entities (predominantly Global Private Bank clients within AWM). Refer to Note 14 of JPMorgan Chase’s 2020 Form 10-K for more information on SPEs.
(b)At June 30, 2021, $5.3 billion of the $5.8 billion total PPP loans in the wholesale portfolio were commercial and industrial. Of the $5.3 billion, $1.4 billion were originated in 2021 and $3.9 billion were originated in 2020. PPP loans are guaranteed by the SBA and considered investment-grade. Other than in certain limited circumstances, the Firm typically does not recognize charge-offs, classify as nonaccrual nor record an allowance for loan losses on these loans.
(c)At December 31, 2020, $7.4 billion of the $8.0 billion total PPP loans in the wholesale portfolio were commercial and industrial.

The following table presents additional information on retained loans secured by real estate, which consists of loans secured wholly or substantially by a lien or liens on real property at origination.

(in millions, except ratios)	Multifamily		Other commercial		Total retained loans secured by real estate
	Jun 30, 2021	Dec 31, 2020	Jun 30, 2021	Dec 31, 2020	Jun 30, 2021	Dec 31, 2020
Retained loans secured by real estate	$72,341	$73,078	$45,682	$46,915	$118,023	$119,993
Criticized	1,594	1,144	2,972	2,573	4,566	3,717
% of total criticized to total retained loans secured by real estate	2.20%	1.57%	6.51%	5.48%	3.87%	3.10%
Criticized nonaccrual	$84	$56	$405	$427	$489	$483
% of criticized nonaccrual loans to total retained loans secured by real estate	0.12%	0.08%	0.89%	0.91%	0.41%	0.40%

Geographic distribution and delinquency
The following table provides information on the geographic distribution and delinquency for retained wholesale loans.

	Secured by real estate		Commercial and industrial		Other		Total retained loans
(in millions, except ratios)	Jun 30, 2021	Dec 31, 2020	Jun 30, 2021	Dec 31, 2020	Jun 30, 2021	Dec 31, 2020	Jun 30, 2021	Dec 31, 2020
Loans by geographic distribution(a)
Total U.S.	$115,043	$116,990	$98,570	$109,273	$192,922	$180,583	$406,535	$406,846
Total non-U.S.	2,980	3,003	35,642	33,436	79,698	71,662	118,320	108,101
Total retained loans	$118,023	$119,993	$134,212	$142,709	$272,620	$252,245	$524,855	$514,947
Loan delinquency(b)
Current and less than 30 days past due and still accruing	$117,315	$118,894	$131,948	$140,100	$270,458	$249,713	$519,721	$508,707
30–89 days past due and still accruing	200	601	822	658	1,308	1,606	2,330	2,865
90 or more days past due and still accruing(c)	19	15	29	20	58	22	106	57
Criticized nonaccrual	489	483	1,413	1,931	796	904	2,698	3,318
Total retained loans	$118,023	$119,993	$134,212	$142,709	$272,620	$252,245	$524,855	$514,947
(a)The U.S. and non-U.S. distribution is determined based predominantly on the domicile of the borrower.
(b)At June 30, 2021 and December 31, 2020, loans under payment deferral programs offered in response to the COVID-19 pandemic which are still within their deferral period and performing according to their modified terms are generally not considered delinquent. The credit quality of wholesale loans is assessed primarily through ongoing review and monitoring of an obligor’s ability to meet contractual obligations rather than relying on the past due status, which is generally a lagging indicator of credit quality.
(c)Represents loans that are considered well-collateralized and therefore still accruing interest.
The following tables provide information about net charge-offs on retained wholesale loans.

Wholesale net charge-offs/(recoveries)	Secured by real estate		Commercial and industrial		Other		Total retained loans
Three months ended June 30, (in millions)	2021	2020	2021	2020	2021	2020	2021	2020
Net charge-offs/(recoveries)	$1	$12	$2	$268	$7	$19	$10	$299

	Secured by real estate		Commercial and industrial		Other		Total retained loans
Six months ended June 30, (in millions)	2021	2020	2021	2020	2021	2020	2021	2020
Net charge-offs/(recoveries)	$1	$12	$52	$436	$10	$13	$63	$461
Nonaccrual loans
The following table provides information on retained wholesale nonaccrual loans.

(in millions)	Secured by real estate		Commercial and industrial		Other		Total retained loans
	Jun 30, 2021	Dec 31, 2020	Jun 30, 2021	Dec 31, 2020	Jun 30, 2021	Dec 31, 2020	Jun 30, 2021	Dec 31, 2020
Nonaccrual loans(a)
With an allowance	$419	$351	$986	$1,667	$586	$800	$1,991	$2,818
Without an allowance(b)	70	132	427	264	210	104	707	500
Total nonaccrual loans(c)	$489	$483	$1,413	$1,931	$796	$904	$2,698	$3,318
(a)Loans that were modified in response to the COVID-19 pandemic continue to be risk-rated in accordance with the Firm’s overall credit risk management framework. As of June 30, 2021, predominantly all of these loans were considered performing.
(b)When the discounted cash flows or collateral value equals or exceeds the amortized cost of the loan, the loan does not require an allowance. This typically occurs when the loans have been partially charged off and/or there have been interest payments received and applied to the loan balance.
(c)Interest income on nonaccrual loans recognized on a cash basis was not material for the three and six months ended June 30, 2021 and 2020.
Loan modifications
Certain loan modifications are considered to be TDRs as they provide various concessions to borrowers who are experiencing financial difficulty. Loans with short-term or other insignificant modifications that are not considered concessions are not TDRs nor are loans for which the Firm has elected to apply the option to suspend the application of accounting guidance for TDRs as provided by the CARES Act and extended by the Consolidated Appropriations Act. The carrying value of TDRs was $1.1 billion and $954 million as of June 30, 2021, and December 31, 2020, respectively. The carrying value of new TDRs was $224 million and $88 million for the three months ended June 30, 2021 and
2020, respectively, and $652 million and $164 million for the six months ended June 30, 2021 and 2020, respectively. The new TDRs for the three months ended June 30, 2021 were primarily from Commercial and Industrial and Other loan modifications that generally included extending maturity dates. The new TDRs for the six months ended June 30, 2021 were primarily from Commercial and Industrial loan modifications that included extending maturity dates and the receipt of assets in partial satisfaction of the loan. The impact of these modifications resulting in new TDRs was not material to the Firm for the three and six months ended June 30, 2021 and 2020.

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

	2021				2020
Six months ended June 30, (in millions)	Consumer, excluding credit card	Credit card	Wholesale	Total	Consumer, excluding credit card	Credit card	Wholesale		Total
Allowance for loan losses
Beginning balance at January 1,	$3,636	$17,800	$6,892	$28,328	$2,538	$5,683	$4,902		$13,123
Cumulative effect of a change in accounting principle	NA	NA	NA	NA	297	5,517	(1,642)		4,172
Gross charge-offs	308	2,213	135	2,656	425	2,863	491		3,779
Gross recoveries collected	(318)	(475)	(72)	(865)	(348)	(372)	(30)		(750)
Net charge-offs/(recoveries)	(10)	1,738	63	1,791	77	2,491	461		3,029
Provision for loan losses	(1,746)	(3,562)	(1,730)	(7,038)	2,115	9,091	6,118	(e)	17,324
Other	(2)	—	3	1	(1)	—	2		1
Ending balance at June 30,	$1,898	$12,500	$5,102	$19,500	$4,872	$17,800	$8,919		$31,591

Allowance for lending-related commitments
Beginning balance at January 1,	$187	$—	$2,222	$2,409	$12	$—	$1,179		$1,191
Cumulative effect of a change in accounting principle	NA	NA	NA	NA	133	—	(35)		98
Provision for lending-related commitments	(46)	—	634	588	95	—	1,326	(e)	1,421
Other	1	—	—	1	1	—	(1)		—
Ending balance at June 30,	$142	$—	$2,856	$2,998	$241	$—	$2,469		$2,710

Total allowance for credit losses(a)	$2,040	$12,500	$7,958	$22,498	$5,113	$17,800	$11,388		$34,301

Allowance for loan losses by impairment methodology
Asset-specific(b)	$(557)	$443	$488	$374	$263	$642	$757		$1,662
Portfolio-based	2,455	12,057	4,614	19,126	4,609	17,158	8,162	(e)	29,929
Total allowance for loan losses	$1,898	$12,500	$5,102	$19,500	$4,872	$17,800	$8,919		$31,591

Loans by impairment methodology
Asset-specific(b)	$15,187	$1,180	$3,010	$19,377	$16,749	$1,422	$3,849		$22,020
Portfolio-based	282,544	139,899	521,845	944,288	290,256	140,234	512,938		943,428
Total retained loans	$297,731	$141,079	$524,855	$963,665	$307,005	$141,656	$516,787		$965,448

Collateral-dependent loans
Net charge-offs	$23	$—	$6	$29	$56	$—	$22		$78
Loans measured at fair value of collateral less cost to sell	4,689	—	341	5,030	3,505	—	166		3,671

Allowance for lending-related commitments by impairment methodology
Asset-specific	$—	$—	$150	$150	$—	$—	$115		$115
Portfolio-based	142	—	2,706	2,848	241	—	2,354	(e)	2,595
Total allowance for lending-related commitments(c)	$142	$—	$2,856	$2,998	$241	$—	$2,469		$2,710

Lending-related commitments by impairment methodology
Asset-specific	$—	$—	$851	$851	$—	$—	$762		$762
Portfolio-based(d)	36,092	—	459,078	495,170	35,417	—	391,121		426,538
Total lending-related commitments	$36,092	$—	$459,929	$496,021	$35,417	$—	$391,883		$427,300
(a)Excludes the allowance for credit losses on investment securities of $87 million and $23 million as of June 30, 2021 and 2020, respectively.
(b)Includes collateral dependent loans, including those considered TDRs and those for which foreclosure is deemed probable, modified PCD loans and non-collateral dependent loans that have been modified or are reasonably expected to be modified in a TDR. Also includes risk-rated loans that have been placed on nonaccrual status for the wholesale portfolio segment. The asset-specific credit card allowance for loans modified, or reasonably expected to be modified, in a TDR is calculated based on the loans’ original contractual interest rates and does not consider any incremental penalty rates.
(c)The allowance for lending-related commitments is reported in accounts payable and other liabilities on the Consolidated balance sheets.
(d)At June 30, 2021 and 2020, lending-related commitments excluded $20.8 billion and $9.9 billion, respectively, for the consumer, excluding credit card portfolio segment; $682.5 billion and $673.8 billion, respectively, for the credit card portfolio segment; and $42.7 billion and $21.5 billion, respectively, for the wholesale portfolio segment, which were not subject to the allowance for lending-related commitments.
(e)Prior-period amounts have been revised to conform with the current presentation.

Discussion of changes in the allowance
The allowance for credit losses as of June 30, 2021 decreased when compared to December 31, 2020, consisting of:
•a $7.1 billion reduction in consumer, predominantly in the credit card portfolio, reflecting improvements in the Firm's economic outlook; and in the residential real estate portfolio, primarily due to continued improvements in HPI expectations, and
•a $1.1 billion net reduction in wholesale, across the LOBs, reflecting improvements in the Firm's economic outlook.
The COVID-19 pandemic has stressed many MEVs used in the Firm's allowance estimate which has created challenges in the use of modeled credit loss estimates, increased the reliance on management judgment, and resulted in adjustments to appropriately address the economic circumstances. These adjustments continued through the second quarter of 2021, although to a lesser extent than experienced during 2020.
The U.S. economy has continued to improve with the benefits of vaccination and as more businesses have reopened, thereby reducing certain pandemic-related macroeconomic uncertainties. However, uncertainties remain, including the pace of vaccination progress, the impact of additional waves and new virus strains, the health of underlying labor markets, and the potential for changes in consumer behavior that could have longer term impacts on certain sectors. As a result of these uncertainties, the Firm retained meaningful weighting on its adverse scenarios, albeit to a lesser extent than the first quarter of 2021 and fourth quarter of 2020. The adverse scenarios incorporate more punitive macroeconomic factors than the central case assumptions outlined below, resulting in weighted average U.S. unemployment rates rising above seven percent in 2021 and falling just below six percent throughout the second quarter of 2022 with U.S. GDP returning to pre-pandemic levels in 4Q21.
The Firm’s central case assumptions reflected U.S. unemployment rates and U.S. real GDP as follows:

	Assumptions at June 30, 2021
	4Q21	2Q22	4Q22
U.S. unemployment rate(a)	4.7%	4.0%	3.8%
Cumulative change in U.S. real GDP from 12/31/2019	4.3%	6.0%	7.3%

	Assumptions at December 31, 2020
	2Q21	4Q21	2Q22
U.S. unemployment rate(a)	6.8%	5.7%	5.1%
Cumulative change in U.S. real GDP from 12/31/2019	(1.9)%	0.6%	2.0%
(a)Reflects quarterly average of forecasted U.S. unemployment rate.
Subsequent changes to this forecast and related estimates will be reflected in the provision for credit losses in future periods.

Note 13 – Variable interest entities
Refer to Note 1 of JPMorgan Chase’s 2020 Form 10-K for a further description of JPMorgan Chase’s accounting policies regarding consolidation of VIEs. Refer to Note 14 of JPMorgan Chase's 2020 Form 10-K for a detailed discussion of VIEs, including Firm’s accounting policies regarding securitizations.
The following table summarizes the most significant types of Firm-sponsored VIEs by business segment. The Firm considers a “Firm-sponsored” VIE to include any entity where: (1) JPMorgan Chase is the primary beneficiary of the structure; (2) the VIE is used by JPMorgan Chase to securitize Firm assets; (3) the VIE issues financial instruments with the JPMorgan Chase name; or (4) the entity is a JPMorgan Chase–administered asset-backed commercial paper conduit.

Line of Business	Transaction Type	Activity	Form 10-Q page references
CCB	Credit card securitization trusts	Securitization of originated credit card receivables	152
	Mortgage securitization trusts	Servicing and securitization of both originated and purchased residential mortgages	152-154
CIB	Mortgage and other securitization trusts	Securitization of both originated and purchased residential and commercial mortgages, and other consumer loans	152-154
	Multi-seller conduits	Assist clients in accessing the financial markets in a cost-efficient manner and structures transactions to meet investor needs	154
	Municipal bond vehicles	Financing of municipal bond investments	154
The Firm also invests in and provides financing and other services to VIEs sponsored by third parties. Refer to pages 155–156 of this Note for more information on consolidated VIE assets and liabilities as well as the VIEs sponsored by third parties.
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

The following tables present the total unpaid principal amount of assets held in Firm-sponsored private-label securitization entities, including those in which the Firm has continuing involvement, and those that are consolidated by the Firm. Continuing involvement includes servicing the loans, holding senior interests or subordinated interests (including amounts required to be held pursuant to credit risk retention rules), recourse or guarantee arrangements, and derivative contracts. In certain instances, the Firm’s only continuing involvement is servicing the loans. The Firm’s maximum loss exposure from retained and purchased interests is the carrying value of these interests.

	Principal amount outstanding			JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
June 30, 2021 (in millions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	Investment securities	Other financial assets	Total interests held by JPMorgan Chase
Securitization-related(a)
Residential mortgage:
Prime/Alt-A and option ARMs	$48,866	$1,356	$40,906	$511	$449	$19	$979
Subprime	11,923	30	10,982	1	—	—	1
Commercial and other(b)	128,614	—	91,039	867	1,901	294	3,062
Total	$189,403	$1,386	$142,927	$1,379	$2,350	$313	$4,042

	Principal amount outstanding			JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
December 31, 2020 (in millions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	Investment securities	Other financial assets	Total interests held by JPMorgan Chase
Securitization-related(a)
Residential mortgage:
Prime/Alt-A and option ARMs	$49,644	$1,693	$41,265	$574	$724	$—	$1,298
Subprime	12,896	46	12,154	9	—	—	9
Commercial and other(b)	119,732	—	92,351	955	1,549	262	2,766
Total	$182,272	$1,739	$145,770	$1,538	$2,273	$262	$4,073
(a)Excludes U.S. GSEs and government agency securitizations and re-securitizations, which are not Firm-sponsored.
(b)Consists of securities backed by commercial real estate loans and non-mortgage-related consumer receivables purchased from third parties.
(c)Excludes the following: retained servicing; securities retained from loan sales and securitization activity related to U.S. GSEs and government agencies; interest rate and foreign exchange derivatives primarily used to manage interest rate and foreign exchange risks of securitization entities; senior and subordinated securities of $149 million and $81 million, respectively, at June 30, 2021, and $105 million and $40 million, respectively, at December 31, 2020, which the Firm purchased in connection with CIB’s secondary market-making activities.
(d)Includes interests held in re-securitization transactions.
(e)As of June 30, 2021, and December 31, 2020, 71% and 73%, respectively, of the Firm’s retained securitization interests, which are predominantly carried at fair value and include amounts required to be held pursuant to credit risk retention rules, were risk-rated “A” or better, on an S&P-equivalent basis. The retained interests in prime residential mortgages consisted of $933 million and $1.3 billion of investment-grade retained interests, and $46 million and $41 million of noninvestment-grade retained interests at June 30, 2021, and December 31, 2020, respectively. The retained interests in commercial and other securitization trusts consisted of $2.2 billion and $2.0 billion of investment-grade retained interests, and $824 million and $753 million of noninvestment-grade retained interests at June 30, 2021 and December 31, 2020, respectively.

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
Re-securitizations
The following table presents the principal amount of securities transferred to re-securitization VIEs.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2021	2020	2021	2020
Transfers of securities to VIEs
U.S. GSEs and government agencies	$18,794	$12,505	$31,899	$15,222
The Firm did not transfer any private label securities to re-securitization VIEs during the three and six months ended June 30, 2021 and 2020, respectively, and retained interests in any such Firm-sponsored VIEs as of June 30, 2021 and December 31, 2020 were immaterial.
The following table presents information on the Firm's interests in nonconsolidated re-securitization VIEs.

	Nonconsolidated re-securitization VIEs
(in millions)	June 30, 2021	December 31, 2020
U.S. GSEs and government agencies
Interest in VIEs	$3,068	$2,631
As of June 30, 2021, and December 31, 2020, the Firm did not consolidate any U.S. GSE and government agency re-securitization VIEs or any Firm-sponsored private-label re-securitization VIEs.
Multi-seller conduits
In the normal course of business, JPMorgan Chase makes markets in and invests in commercial paper issued by the Firm-administered multi-seller conduits. The Firm held $10.5 billion and $13.5 billion of the commercial paper issued by the Firm-administered multi-seller conduits at June 30, 2021, and December 31, 2020, respectively, which have been eliminated in consolidation. The Firm’s investments reflect the Firm’s funding needs and capacity and were not driven by market illiquidity. Other than the amounts required to be held pursuant to credit risk retention rules, the Firm is not obligated under any agreement to purchase the commercial paper issued by the Firm-administered multi-seller conduits.
Deal-specific liquidity facilities, program-wide liquidity and credit enhancement provided by the Firm have been eliminated in consolidation. The Firm or the Firm-administered multi-seller conduits provide lending-related commitments to certain clients of the Firm-administered multi-seller conduits. The unfunded commitments were $13.6 billion and $12.2 billion at June 30, 2021, and December 31, 2020, respectively, and are reported as off-balance sheet lending-related commitments in other unfunded commitments to extend credit. Refer to Note 22 for more information on off-balance sheet lending-related commitments.
Municipal bond vehicles
Municipal bond vehicles or tender option bond (“TOB”) trusts allow institutions to finance their municipal bond investments at short-term rates. TOB transactions are known as customer TOB trusts and non-customer TOB trusts. Customer TOB trusts are sponsored by a third party.
The Firm serves as sponsor for all non-customer TOB transactions.

Consolidated VIE assets and liabilities
The following table presents information on assets and liabilities related to VIEs consolidated by the Firm as of June 30, 2021, and December 31, 2020.

	Assets					Liabilities
June 30, 2021 (in millions)	Trading assets	Loans		Other(c)	Total assets(d)	Beneficial interests in VIE assets(e)	Other(f)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$11,094		$100	$11,194	$2,395	$1	$2,396
Firm-administered multi-seller conduits	4	20,005		181	20,190	9,794	41	9,835
Municipal bond vehicles	1,989	—		2	1,991	1,957	—	1,957
Mortgage securitization entities(a)	—	1,219		55	1,274	199	96	295
Other	2	2,966	(b)	271	3,239	58	95	153
Total	$1,995	$35,284		$609	$37,888	$14,403	$233	$14,636

	Assets					Liabilities
December 31, 2020 (in millions)	Trading assets	Loans		Other(c)	Total assets(d)	Beneficial interests in VIE assets(e)	Other(f)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$11,962		$148	$12,110	$4,943	$3	$4,946
Firm-administered multi-seller conduits	2	23,787		188	23,977	10,523	33	10,556
Municipal bond vehicles	1,930	—		2	1,932	1,902	—	1,902
Mortgage securitization entities(a)	—	1,694		94	1,788	210	108	318
Other	2	176		249	427	—	89	89
Total	$1,934	$37,619		$681	$40,234	$17,578	$233	$17,811
(a)Includes residential and commercial mortgage securitizations.
(b)Predominantly includes purchased supply chain finance receivables and purchased auto loan securitizations in CIB.
(c)Includes assets classified as cash and other assets on the Consolidated balance sheets.
(d)The assets of the consolidated VIEs included in the program types above are used to settle the liabilities of those entities. The assets and liabilities include third-party assets and liabilities of consolidated VIEs and exclude intercompany balances that eliminate in consolidation.
(e)The interest-bearing beneficial interest liabilities issued by consolidated VIEs are classified in the line item on the Consolidated balance sheets titled, “Beneficial interests issued by consolidated variable interest entities.” The holders of these beneficial interests generally do not have recourse to the general credit of JPMorgan Chase. Included in beneficial interests in VIE assets are long-term beneficial interests of $2.7 billion and $5.2 billion at June 30, 2021, and December 31, 2020, respectively.
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
Tax credit vehicles
The Firm holds investments in unconsolidated tax credit vehicles, which are limited partnerships and similar entities that own and operate affordable housing, energy, and other projects. These entities are primarily considered VIEs. A third party is typically the general partner or managing member and has control over the significant activities of the tax credit vehicles, and accordingly the Firm does not consolidate tax credit vehicles. The Firm generally invests in these partnerships as a limited partner and earns a return primarily through the receipt of tax credits allocated to the projects. The maximum loss exposure, represented by equity investments and funding commitments, was $23.2 billion and $23.6 billion, of which $7.5 billion and $8.7 billion was unfunded at June 30, 2021 and December 31, 2020, respectively. The prior-period maximum loss exposure amount has been revised to conform with the current presentation. The Firm assesses each project and to reduce the risk of loss, may withhold varying amounts of its capital investment until the project qualifies for tax credits. Refer to Note 25 of JPMorgan Chase’s 2020 Form 10-K for further information on affordable housing tax credits and Note 22 of this Form 10-Q for more information on off-balance sheet lending-related commitments.

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
The Firm’s maximum exposure as a liquidity provider to customer TOB trusts at both June 30, 2021 and December 31, 2020 was $6.7 billion. The fair value of assets held by such VIEs at both June 30, 2021 and December 31, 2020 was $10.5 billion.
Loan securitizations
The Firm has securitized and sold a variety of loans, including residential mortgages, credit card receivables, and commercial mortgages.
Securitization activity
The following table provides information related to the Firm’s securitization activities for the three and six months ended June 30, 2021 and 2020, related to assets held in Firm-sponsored securitization entities that were not consolidated by the Firm, and where sale accounting was achieved at the time of the securitization.

	Three months ended June 30,				Six months ended June 30,
	2021		2020		2021		2020
(in millions)	Residential mortgage(d)	Commercial and other(e)	Residential mortgage(d)	Commercial and other(e)	Residential mortgage(d)	Commercial and other(e)	Residential mortgage(d)	Commercial and other(e)
Principal securitized	$4,115	$2,876	$534	$861	$8,192	$4,788	$3,598	$4,049
All cash flows during the period:(a)
Proceeds received from loan sales as financial instruments(b)(c)	$4,218	$2,909	$554	$912	$8,452	$4,879	$3,690	$4,185
Servicing fees collected	41	—	49	—	82	—	111	—
Cash flows received on interests	173	71	214	31	356	123	331	60
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

	Three months ended June 30,		Six months ended June 30,
(in millions)	2021	2020	2021	2020
Carrying value of loans sold	$24,459	$17,447	$47,606	$42,382
Proceeds received from loan sales as cash	24	13	40	22
Proceeds from loan sales as securities(a)(b)	24,033	17,274	46,782	41,937
Total proceeds received from loan sales(c)	$24,057	$17,287	$46,822	$41,959
Gains/(losses) on loan sales(d)(e)	$—	$2	$4	$6
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
The following table presents loans the Firm repurchased or had an option to repurchase, real estate owned, and foreclosed government-guaranteed residential mortgage loans recognized on the Firm’s Consolidated balance sheets as of June 30, 2021 and December 31, 2020. Substantially all of these loans and real estate are insured or guaranteed by U.S. government agencies.

(in millions)	Jun 30, 2021	Dec 31, 2020
Loans repurchased or option to repurchase(a)	$1,209	$1,413
Real estate owned	7	9
Foreclosed government-guaranteed residential mortgage loans(b)	52	64
(a)Predominantly all of these amounts relate to loans that have been repurchased from Ginnie Mae loan pools.
(b)Relates to voluntary repurchases of loans, which are included in accrued interest and accounts receivable.

Loan delinquencies and liquidation losses
The table below includes information about components of and delinquencies related to nonconsolidated securitized financial assets held in Firm-sponsored private-label securitization entities, in which the Firm has continuing involvement as of June 30, 2021, and December 31, 2020.

					Net liquidation losses
	Securitized assets		90 days past due		Three months ended June 30,		Six months ended June 30,
(in millions)	Jun 30, 2021	Dec 31, 2020	Jun 30, 2021	Dec 31, 2020	2021	2020	2021	2020
Securitized loans
Residential mortgage:
Prime / Alt-A & option ARMs	$40,906	$41,265	$3,748	$4,988	$2	$76	$14	$175
Subprime	10,982	12,154	1,994	2,406	—	49	18	135
Commercial and other	91,039	92,351	3,596	5,958	—	1	21	11
Total loans securitized	$142,927	$145,770	$9,338	$13,352	$2	$126	$53	$321

Note 14 – Goodwill and Mortgage servicing rights
Refer to Note 15 of JPMorgan Chase’s 2020 Form 10-K for a discussion of the accounting policies related to goodwill and mortgage servicing rights.
Goodwill
The following table presents goodwill attributed to the business segments.

(in millions)	June 30, 2021	December 31, 2020
Consumer & Community Banking	$31,335	$31,311
Corporate & Investment Bank	7,915	7,913
Commercial Banking	2,985	2,985
Asset & Wealth Management	7,021	7,039
Total goodwill	$49,256	$49,248
The following table presents changes in the carrying amount of goodwill.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2021	2020	2021	2020
Balance at beginning of period	$49,243	$47,800	$49,248	$47,823
Changes during the period from:
Other(a)	13	11	8	(12)
Balance at June 30,	$49,256	$47,811	$49,256	$47,811
(a)Primarily foreign currency adjustments and adjustments to goodwill related to prior period acquisitions.

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
As of June 30, 2021, the Firm reviewed current economic conditions, including the potential impacts of the COVID-19 pandemic on business performance, estimated market cost of equity, as well as actual business results and projections of business performance for all its reporting units. The Firm has concluded that the goodwill allocated to its reporting units was not impaired as of June 30, 2021, or December 31, 2020, nor was goodwill written off due to impairment during the six months ended June 30, 2021 or 2020.

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
The following table summarizes MSR activity for the three and six months ended June 30, 2021 and 2020.

	As of or for the three months ended June 30,		As of or for the six months ended June 30,
(in millions, except where otherwise noted)	2021	2020	2021	2020
Fair value at beginning of period	$4,470	$3,267	$3,276	$4,699
MSR activity:
Originations of MSRs	419	164	823	435
Purchase of MSRs	395	5	574	7
Disposition of MSRs(a)	(25)	2	(24)	(73)
Net additions/(dispositions)	789	171	1,373	369

Changes due to collection/realization of expected cash flows	(182)	(247)	(369)	(495)

Changes in valuation due to inputs and assumptions:
Changes due to market interest rates and other(b)	(500)	(144)	336	(1,514)
Changes in valuation due to other inputs and assumptions:
Projected cash flows (e.g., cost to service)	1	3	(23)	2
Discount rates	—	—	—	—
Prepayment model changes and other(c)	(29)	30	(44)	19
Total changes in valuation due to other inputs and assumptions	(28)	33	(67)	21
Total changes in valuation due to inputs and assumptions	(528)	(111)	269	(1,493)
Fair value at June 30,	$4,549	$3,080	$4,549	$3,080
Changes in unrealized gains/(losses) included in income related to MSRs held at June 30,	$(528)	$(111)	$269	$(1,493)
Contractual service fees, late fees and other ancillary fees included in income	307	329	598	693
Third-party mortgage loans serviced at June 30, (in billions)	465	483	465	483
Servicer advances, net of an allowance for uncollectible amounts, at June 30, (in billions)(d)	1.7	1.7	1.7	1.7
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

The following table presents the components of mortgage fees and related income (including the impact of MSR risk management activities) for the three and six months ended June 30, 2021 and 2020.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2021	2020	2021	2020
CCB mortgage fees and related income
Production revenue	$517	$742	$1,274	$1,061

Net mortgage servicing revenue:
Operating revenue:
Loan servicing revenue	316	343	564	682
Changes in MSR asset fair value due to collection/realization of expected cash flows	(182)	(247)	(369)	(495)
Total operating revenue	134	96	195	187
Risk management:
Changes in MSR asset fair value due to market interest rates and other(a)	(500)	(144)	336	(1,514)
Other changes in MSR asset fair value due to other inputs and assumptions in model(b)	(28)	33	(67)	21
Changes in derivative fair value and other	425	190	(487)	1,482
Total risk management	(103)	79	(218)	(11)
Total net mortgage servicing revenue	31	175	(23)	176

Total CCB mortgage fees and related income	548	917	1,251	1,237

All other	3	—	4	—
Mortgage fees and related income	$551	$917	$1,255	$1,237
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
The table below outlines the key economic assumptions used to determine the fair value of the Firm’s MSRs at June 30, 2021, and December 31, 2020, and outlines hypothetical sensitivities of those fair values to immediate adverse changes in those assumptions, as defined below.

(in millions, except rates)	Jun 30, 2021	Dec 31, 2020
Weighted-average prepayment speed assumption (constant prepayment rate)	10.72%	14.90%
Impact on fair value of 10% adverse change	$(195)	$(206)
Impact on fair value of 20% adverse change	(376)	(392)
Weighted-average option adjusted spread(a)	6.70%	7.19%
Impact on fair value of a 100 basis point adverse change	$(191)	$(134)
Impact on fair value of a 200 basis point adverse change	(368)	(258)
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

Note 15 – Deposits
Refer to Note 17 of JPMorgan Chase’s 2020 Form 10-K for further information on deposits.
At June 30, 2021, and December 31, 2020, noninterest-bearing and interest-bearing deposits were as follows.

(in millions)	June 30, 2021	December 31, 2020
U.S. offices
Noninterest-bearing (included $9,565 and $9,873 at fair value)(a)	$639,114	$572,711
Interest-bearing (included $2,627 and $2,567 at fair value)(a)	1,281,432	1,197,032
Total deposits in U.S. offices	1,920,546	1,769,743
Non-U.S. offices
Noninterest-bearing (included $1,467 and $1,486 at fair value)(a)	24,723	23,435
Interest-bearing (included $364 and $558 at fair value)(a)	359,948	351,079
Total deposits in non-U.S. offices	384,671	374,514
Total deposits	$2,305,217	$2,144,257
(a)Includes structured notes classified as deposits for which the fair value option has been elected. Refer to Note 3 for further information.

Note 16 – Leases
Refer to Note 18 of JPMorgan Chase’s 2020 Form 10-K for a further discussion on leases.
Firm as lessee
At June 30, 2021, JPMorgan Chase and its subsidiaries were obligated under a number of noncancellable leases, predominantly operating leases for premises and equipment used primarily for business purposes.
Operating lease liabilities and right-of-use ("ROU") assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term.
The following table provides information related to the Firm’s operating leases:

(in millions)	June 30, 2021	December 31, 2020
Right-of-use assets	$7,825	$8,006
Lease liabilities	8,286	8,508
The Firm’s net rental expense was $483 million and $475 million for the three months ended June 30, 2021 and 2020, and $974 million and $949 million for the six months ended June 30, 2021 and 2020.
Firm as lessor
The Firm’s lease financings are generally operating leases and are included in other assets on the Firm’s Consolidated balance sheets.
The following table presents the Firm’s operating lease income, included within other income, and the related depreciation expense, included within technology, communications and equipment expense, on the Consolidated statements of income:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2021	2020	2021	2020
Operating lease income	$1,277	$1,413	$2,602	$2,810
Depreciation expense	876	1,084	1,809	2,224

Note 17 - Preferred stock
Refer to Note 21 of JPMorgan Chase’s 2020 Form 10-K for a further discussion on preferred stock.
The following is a summary of JPMorgan Chase’s non-cumulative preferred stock outstanding as of June 30, 2021 and December 31, 2020, and the quarterly dividend declarations for the three and six months ended June 30, 2021 and 2020.

	Shares		Carrying value (in millions)			Contractual rate in effect at June 30, 2021	Earliest redemption date	Floating annualized rate(a)	Dividend declared per share
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020	Issue date				Three months ended June 30,		Six months ended June 30,
									2021	2020	2021	2020
Fixed-rate:
Series Y	—	—	$—	$—	2/12/2015	—%	3/1/2020	NA	$—	$—	$—	$153.13
Series AA	—	142,500	—	1,425	6/4/2015	6.100	9/1/2020	NA	152.50	152.50	305.00	305.00
Series BB	—	115,000	—	1,150	7/29/2015	6.150	9/1/2020	NA	153.75	153.75	307.50	307.50
Series DD	169,625	169,625	1,696	1,696	9/21/2018	5.750	12/1/2023	NA	143.75	143.75	287.50	287.50
Series EE	185,000	185,000	1,850	1,850	1/24/2019	6.000	3/1/2024	NA	150.00	150.00	300.00	300.00
Series GG	90,000	90,000	900	900	11/7/2019	4.750	12/1/2024	NA	118.75	118.75	237.50	269.17	(b)
Series JJ	150,000	—	1,500	—	3/17/2021	4.550	6/1/2026	NA	93.53	NA	93.53	NA	(c)
Series LL	185,000	—	1,850	—	5/20/2021	4.625	6/1/2026	NA	—	NA	—	NA	(d)
Fixed-to-floating-rate:
Series I	293,375	293,375	$2,934	$2,934	4/23/2008	LIBOR + 3.47%	4/30/2018	LIBOR + 3.47%	$92.40	$106.93	$185.46	$239.37
Series Q	150,000	150,000	1,500	1,500	4/23/2013	5.150	5/1/2023	LIBOR + 3.25	128.75	128.75	257.50	257.50
Series R	150,000	150,000	1,500	1,500	7/29/2013	6.000	8/1/2023	LIBOR + 3.30	150.00	150.00	300.00	300.00
Series S	200,000	200,000	2,000	2,000	1/22/2014	6.750	2/1/2024	LIBOR + 3.78	168.75	168.75	337.50	337.50
Series U	100,000	100,000	1,000	1,000	3/10/2014	6.125	4/30/2024	LIBOR + 3.33	153.13	153.13	306.25	306.25
Series V	250,000	250,000	2,500	2,500	6/9/2014	LIBOR + 3.32%	7/1/2019	LIBOR + 3.32	89.02	120.16	174.99	250.89
Series X	160,000	160,000	1,600	1,600	9/23/2014	6.100	10/1/2024	LIBOR + 3.33	152.50	152.50	305.00	305.00
Series Z	200,000	200,000	2,000	2,000	4/21/2015	LIBOR + 3.80%	5/1/2020	LIBOR + 3.80	100.50	117.15	201.74	249.65	(e)
Series CC	125,750	125,750	1,258	1,258	10/20/2017	4.625	11/1/2022	LIBOR + 2.58	115.63	115.63	231.25	231.25
Series FF	225,000	225,000	2,250	2,250	7/31/2019	5.000	8/1/2024	SOFR + 3.38	125.00	125.00	250.00	250.00
Series HH	300,000	300,000	3,000	3,000	1/23/2020	4.600	2/1/2025	SOFR + 3.125	115.00	115.00	230.00	240.22	(f)
Series II	150,000	150,000	1,500	1,500	2/24/2020	4.000	4/1/2025	SOFR + 2.745	100.00	$141.11	200.00	141.11	(g)
Series KK	200,000	—	2,000	—	5/12/2021	3.650	6/1/2026	CMT + 2.85	—	NA	—	NA	(h)
Total preferred stock	3,283,750	3,006,250	$32,838	$30,063
(a)Floating annualized rate includes three-month LIBOR, three-month term SOFR or five-year Constant Maturity Treasury ("CMT") rate, as applicable, plus the spreads noted above.
(b)Dividends in the amount of $150.42 per share were declared on January 8, 2020 and include dividends from the original issue date of November 7, 2019 through February 29, 2020. Dividends in the amount of $118.75 per share were declared thereafter on April 13, 2020.
(c)Dividends in the amount of $93.53 per share were declared on April 9, 2021 and include dividends from the original issue date of March 17, 2021 though May 31, 2021.
(d)No dividends were declared for Series LL from the original issue date of May 20, 2021 though June 30, 2021.
(e)The dividend rate for Series Z preferred stock became floating and payable quarterly starting on May 1, 2020; prior to which the dividend rate was fixed at 5.3% or $265.00 per share payable semi annually.
(f)Dividends in the amount of $125.22 per share were declared on March 13, 2020 and include dividends from the original issue date of January 23, 2020 through April 30, 2020. Dividends in the amount of $115.00 per share were declared thereafter on June 9, 2020.
(g)Dividends in the amount of $141.11 per share were declared on May 15, 2020 and include dividends from the original issue date of February 24, 2020 through
June 30, 2020.
(h)No dividends were declared for Series KK from the original issue date of May 12, 2021 through June 30, 2021.
Each series of preferred stock has a liquidation value and redemption price per share of $10,000, plus accrued but unpaid dividends. The aggregate liquidation value was $33.2 billion at June 30, 2021.
On July 29, 2021, the Firm issued $2.0 billion of 4.20% non-cumulative preferred stock, Series MM.
Redemptions
On June 1, 2021, the Firm redeemed all $1.4 billion of its 6.10% non-cumulative preferred stock, Series AA and all $1.2 billion of its 6.15% non-cumulative preferred stock, Series BB.
On March 1, 2020, the Firm redeemed all $1.43 billion of its 6.125% non-cumulative preferred stock, Series Y.

Note 18 – Earnings per share
Refer to Note 23 of JPMorgan Chase’s 2020 Form 10-K for a discussion of the computation of basic and diluted earnings per share (“EPS”). The following table presents the calculation of basic and diluted EPS for the three and six months ended June 30, 2021 and 2020.

(in millions, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Basic earnings per share
Net income	$11,948	$4,687	$26,248	$7,552
Less: Preferred stock dividends	393	401	772	822
Net income applicable to common equity	11,555	4,286	25,476	6,730
Less: Dividends and undistributed earnings allocated to participating securities	59	21	130	32
Net income applicable to common stockholders	$11,496	$4,265	$25,346	$6,698

Total weighted-average basic shares outstanding	3,036.6	3,076.3	3,054.9	3,086.1
Net income per share	$3.79	$1.39	$8.30	$2.17

Diluted earnings per share
Net income applicable to common stockholders	$11,496	$4,265	$25,346	$6,698
Total weighted-average basic shares outstanding	3,036.6	3,076.3	3,054.9	3,086.1
Add: Dilutive impact of SARs and employee stock options, unvested PSUs and nondividend-earning RSUs	5.3	4.7	5.4	4.7
Total weighted-average diluted shares outstanding	3,041.9	3,081.0	3,060.3	3,090.8
Net income per share	$3.78	$1.38	$8.28	$2.17

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

As of or for the three months ended June 30, 2021 (in millions)	Unrealized gains/(losses) on investment securities		Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)
Balance at April 1, 2021	$3,841		$(723)	$(140)	$134	$(1,064)	$(1,007)	$1,041
Net change	674		64	(23)	591	9	214	1,529
Balance at June 30, 2021	$4,515	(a)	$(659)	$(163)	$725	$(1,055)	$(793)	$2,570

As of or for the three months ended June 30, 2020 (in millions)	Unrealized gains/(losses) on investment securities		Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)
Balance at April 1, 2020	$5,176		$(1,037)	$(43)	$2,528	$(1,311)	$2,105	$7,418
Net change	2,744		142	16	234	(7)	(1,758)	1,371
Balance at June 30, 2020	$7,920	(a)	$(895)	$(27)	$2,762	$(1,318)	$347	$8,789

As of or for the six months ended June 30, 2021 (in millions)	Unrealized gains/(losses) on investment securities		Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)
Balance at January 1, 2021	$8,180		$(473)	$(112)	$2,383	$(1,132)	$(860)	$7,986
Net change	(3,665)		(186)	(51)	(1,658)	77	67	(5,416)
Balance at June 30, 2021	$4,515	(a)	$(659)	$(163)	$725	$(1,055)	$(793)	$2,570

As of or for the six months ended June 30, 2020 (in millions)	Unrealized gains/(losses) on investment securities		Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)
Balance at January 1, 2020	$4,057		$(707)	$(131)	$63	$(1,344)	$(369)	$1,569
Net change	3,863		(188)	104	2,699	26	716	7,220
Balance at June 30, 2020	$7,920	(a)	$(895)	$(27)	$2,762	$(1,318)	$347	$8,789
(a)As of June 30, 2021 and 2020, includes after-tax net unamortized unrealized gains of $3.0 billion and $703 million related to AFS securities that have been transferred to HTM, respectively. Refer to Note 10 of JPMorgan Chase's 2020 Form 10-K for further information.

The following table presents the pre-tax and after-tax changes in the components of OCI.

	2021			2020
Three months ended June 30, (in millions)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Unrealized gains/(losses) on investment securities:
Net unrealized gains/(losses) arising during the period	$727	$(171)	$556	$3,642	$(878)	$2,764
Reclassification adjustment for realized (gains)/losses included in net income(a)	155	(37)	118	(26)	6	(20)
Net change	882	(208)	674	3,616	(872)	2,744
Translation adjustments(b):
Translation	280	(10)	270	405	46	451
Hedges	(270)	64	(206)	(405)	96	(309)
Net change	10	54	64	—	142	142
Fair value hedges, net change(c):	(31)	8	(23)	21	(5)	16
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	1,118	(269)	849	402	(97)	305
Reclassification adjustment for realized (gains)/losses included in net income(d)	(340)	82	(258)	(93)	22	(71)
Net change	778	(187)	591	309	(75)	234
Defined benefit pension and OPEB plans, net change:	2	7	9	(4)	(3)	(7)
DVA on fair value option elected liabilities, net change:	276	(62)	214	(2,314)	556	(1,758)
Total other comprehensive income/(loss)	$1,917	$(388)	$1,529	$1,628	$(257)	$1,371

	2021			2020
Six months ended June 30, (in millions)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Unrealized gains/(losses) on investment securities:
Net unrealized gains/(losses) arising during the period	$(4,966)	$1,194	$(3,772)	$5,351	$(1,291)	$4,060
Reclassification adjustment for realized (gains)/losses included in net income(a)	141	(34)	107	(259)	62	(197)
Net change	(4,825)	1,160	(3,665)	5,092	(1,229)	3,863
Translation adjustments(b):
Translation	(920)	29	(891)	(1,187)	101	(1,086)
Hedges	930	(225)	705	1,184	(286)	898
Net change	10	(196)	(186)	(3)	(185)	(188)
Fair value hedges, net change(c):	(68)	17	(51)	136	(32)	104
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	(1,577)	378	(1,199)	3,653	(877)	2,776
Reclassification adjustment for realized (gains)/losses included in net income(d)	(604)	145	(459)	(101)	24	(77)
Net change	(2,181)	523	(1,658)	3,552	(853)	2,699
Defined benefit pension and OPEB plans, net change:	93	(16)	77	41	(15)	26
DVA on fair value option elected liabilities, net change:	87	(20)	67	941	(225)	716
Total other comprehensive income/(loss)	$(6,884)	$1,468	$(5,416)	$9,759	$(2,539)	$7,220
(a)The pre-tax amount is reported in Investment securities gains/(losses) in the Consolidated statements of income.
(b)Reclassifications of pre-tax realized gains/(losses) on translation adjustments and related hedges are reported in other income/expense in the Consolidated statements of income. The amounts were not material for the three and six months ended June 30, 2021 and 2020.
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
The following table presents the components of the Firm’s restricted cash:

(in billions)	June 30, 2021	December 31, 2020
Segregated for the benefit of securities and cleared derivative customers	13.6	19.3
Cash reserves at non-U.S. central banks and held for other general purposes	5.4	5.1
Total restricted cash(a)	$19.0	$24.4
(a)Comprises $17.4 billion and $22.7 billion in deposits with banks, and $1.6 billion and $1.7 billion in cash and due from banks on the Consolidated balance sheet as of June 30, 2021 and December 31, 2020, respectively.
Also, as of June 30, 2021 and December 31, 2020, the Firm had the following other restricted assets:
•Cash and securities pledged with clearing organizations for the benefit of customers of $42.9 billion and $37.2 billion, respectively.
•Securities with a fair value of $19.9 billion and $1.3 billion, respectively, were also restricted in relation to customer activity.

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
The following table presents the minimum and well-capitalized ratios to which the Firm and its IDI subsidiaries were subject as of June 30, 2021 and December 31, 2020.

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
The Firm has elected to apply the CECL capital transition provisions, and accordingly, for the period ended June 30, 2021, the capital metrics of the Firm exclude $3.8 billion, which is the $2.7 billion day 1 impact to retained earnings and 25% of the $4.0 billion increase in the allowance for credit losses from January 1, 2020 (excluding allowances on PCD loans).
The impacts of the CECL capital transition provisions have also been incorporated into Tier 2 capital, adjusted average assets, and total leverage exposure. Refer to Note 27 of JPMorgan Chase’s 2020 Form 10-K for further information on CECL capital transition provisions.
The following tables present risk-based capital metrics under both the Basel III Standardized and Basel III Advanced Approaches and leverage-based capital metrics for JPMorgan Chase and JPMorgan Chase Bank, N.A. As of June 30, 2021 and December 31, 2020, JPMorgan Chase and JPMorgan Chase Bank, N.A. were well-capitalized and met all capital requirements to which each was subject.

June 30, 2021 (in millions, except ratios)	Basel III Standardized		Basel III Advanced
	JPMorgan Chase & Co.(a)	JPMorgan Chase Bank, N.A.(a)	JPMorgan Chase & Co.(a)	JPMorgan Chase Bank, N.A.(a)
Risk-based capital metrics:
CET1 capital	$209,010	$251,948	$209,010	$251,948
Tier 1 capital	241,356	251,951	241,356	251,951
Total capital	274,443	269,803	262,364	257,331
Risk-weighted assets	1,601,631	1,524,072	1,514,386	1,368,435
CET1 capital ratio	13.0%	16.5%	13.8%	18.4%
Tier 1 capital ratio	15.1	16.5	15.9	18.4
Total capital ratio	17.1	17.7	17.3	18.8

December 31, 2020 (in millions, except ratios)	Basel III Standardized		Basel III Advanced
	JPMorgan Chase & Co.(a)	JPMorgan Chase Bank, N.A.(a)	JPMorgan Chase & Co.(a)	JPMorgan Chase Bank, N.A.(a)
Risk-based capital metrics:
CET1 capital	$205,078	$234,235	$205,078	$234,235
Tier 1 capital	234,844	234,237	234,844	234,237
Total capital	269,923	252,045	257,228	239,673
Risk-weighted assets	1,560,609	1,492,138	1,484,431	1,343,185
CET1 capital ratio	13.1%	15.7%	13.8%	17.4%
Tier 1 capital ratio	15.0	15.7	15.8	17.4
Total capital ratio	17.3	16.9	17.3	17.8
(a)The capital metrics reflect the CECL capital transition provisions. Additionally, loans originated under the PPP receive a zero percent risk weight.

(in millions, except ratios)	June 30, 2021		December 31, 2020
	JPMorgan Chase & Co.(b)	JPMorgan Chase Bank, N.A.(b)	JPMorgan Chase & Co.(b)(c)	JPMorgan Chase Bank, N.A.(b)(c)
Leverage-based capital metrics:
Adjusted average assets(a)	$3,680,830	$3,198,287	$3,353,319	$2,970,285
Tier 1 leverage ratio	6.6%	7.9%	7.0%	7.9%
Total leverage exposure	$4,456,557	$3,969,718	$3,401,542	$3,688,797
SLR	5.4%	6.3%	6.9%	6.3%
(a)Adjusted average assets, for purposes of calculating the leverage ratio, includes total quarterly average assets adjusted for on-balance sheet assets that are subject to deduction from Tier 1 capital, predominantly goodwill and other intangible assets.
(b)The capital metrics reflect the CECL capital transition provisions.
(c)JPMorgan Chase’s total leverage exposure for purposes of calculating the SLR, excludes on-balance sheet amounts of U.S. Treasury securities and deposits at Federal Reserve Banks, as provided by the interim final rule issued by the Federal Reserve which became effective April 1, 2020 and remained in effect through March 31, 2021. On June 1, 2020, the Federal Reserve, OCC and FDIC issued an interim final rule which became effective April 1, 2020 and remained in effect through March 31, 2021 that provides IDI subsidiaries with an option to apply this temporary exclusion subject to certain restrictions. JPMorgan Chase Bank, N.A. did not elect to apply this exclusion.

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
The following table summarizes the contractual amounts and carrying values of off-balance sheet lending-related financial instruments, guarantees and other commitments at June 30, 2021, and December 31, 2020. The amounts in the table below for credit card, home equity and certain scored business banking lending-related commitments represent the total available credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit for these products will be utilized at the same time. The Firm can reduce or cancel credit card and certain scored business banking lines of credit by providing the borrower notice or, in some cases as permitted by law, without notice. In addition, the Firm typically closes credit card lines when the borrower is 60 days or more past due. The Firm may reduce or close HELOCs when there are significant decreases in the value of the underlying property, or when there has been a demonstrable decline in the creditworthiness of the borrower.

Off–balance sheet lending-related financial instruments, guarantees and other commitments
	Contractual amount							Carrying value(i)
	June 30, 2021					Dec 31, 2020		Jun 30, 2021	Dec 31, 2020
By remaining maturity (in millions)	Expires in 1 year or less	Expires after 1 year through 3 years	Expires after 3 years through 5 years	Expires after 5 years	Total	Total
Lending-related
Consumer, excluding credit card:
Residential real estate(a)	$26,071	$1,900	$4,789	$11,633	$44,393	$46,047		$103	$148
Auto and other	11,660	—	—	822	12,482	11,272		—	—
Total consumer, excluding credit card	37,731	1,900	4,789	12,455	56,875	57,319		103	148
Credit card(b)	682,531	—	—	—	682,531	658,506		—	—
Total consumer(b)(c)	720,262	1,900	4,789	12,455	739,406	715,825		103	148
Wholesale:
Other unfunded commitments to extend credit(d)	116,310	186,067	138,839	22,357	463,573	415,828		2,796	2,148
Standby letters of credit and other financial guarantees(d)	17,489	7,622	8,471	1,294	34,876	30,982		663	443
Other letters of credit(d)	3,753	164	249	1	4,167	3,053		8	14
Total wholesale(c)	137,552	193,853	147,559	23,652	502,616	449,863		3,467	2,605
Total lending-related	$857,814	$195,753	$152,348	$36,107	$1,242,022	$1,165,688		$3,570	$2,753
Other guarantees and commitments
Securities lending indemnification agreements and guarantees(e)	$303,869	$—	$—	$—	$303,869	$250,418		$—	$—
Derivatives qualifying as guarantees	5,509	130	11,603	39,859	57,101	54,415		308	322
Unsettled resale and securities borrowed agreements	173,862	2,129	—	—	175,991	102,355	(h)	—	2
Unsettled repurchase and securities loaned agreements	109,014	596	—	—	109,610	104,901		—	(1)
Loan sale and securitization-related indemnifications:
Mortgage repurchase liability	NA	NA	NA	NA	NA	NA		72	84
Loans sold with recourse	NA	NA	NA	NA	822	889		21	23
Exchange & clearing house guarantees and commitments(f)	109,977	—	—	—	109,977	142,003		—	—
Other guarantees and commitments(g)	6,506	2,945	328	1,727	11,506	9,639	(h)	51	52
(a)Includes certain commitments to purchase loans from correspondents.
(b)Also includes commercial card lending-related commitments primarily in CB and CIB.
(c)Predominantly all consumer and wholesale lending-related commitments are in the U.S.
(d)At June 30, 2021, and December 31, 2020, reflected the contractual amount net of risk participations totaling $70 million and $72 million, respectively, for other unfunded commitments to extend credit; $8.1 billion and $8.5 billion, respectively, for standby letters of credit and other financial guarantees; and $808 million and $357 million, respectively, for other letters of credit. In regulatory filings with the Federal Reserve these commitments are shown gross of risk participations.
(e)At June 30, 2021, and December 31, 2020, collateral held by the Firm in support of securities lending indemnification agreements was $320.6 billion and $264.3 billion, respectively. Securities lending collateral primarily consists of cash, G7 government securities, and securities issued by U.S. GSEs and government agencies.
(f)At June 30, 2021, and December 31, 2020, includes guarantees to the Fixed Income Clearing Corporation under the sponsored member repo program and commitments and guarantees associated with the Firm’s membership in certain clearing houses.
(g)At June 30, 2021, and December 31, 2020, primarily includes unfunded commitments to purchase secondary market loans, unfunded commitments related to certain tax-oriented equity investments, and other equity investment commitments,
(h)Prior-period amounts have been revised to conform with the current presentation.
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
The following table summarizes the contractual amount and carrying value of standby letters of credit and other financial guarantees and other letters of credit arrangements as of June 30, 2021, and December 31, 2020.
Standby letters of credit, other financial guarantees and other letters of credit

	June 30, 2021		December 31, 2020
(in millions)	Standby letters of credit and other financial guarantees	Other letters of credit	Standby letters of credit and other financial guarantees	Other letters of credit
Investment-grade(a)	$26,955	$3,072	$22,850	$2,263
Noninvestment-grade(a)	7,921	1,095	8,132	790
Total contractual amount	$34,876	$4,167	$30,982	$3,053

Allowance for lending-related commitments	$67	$8	$80	$14
Guarantee liability	596	—	363	—
Total carrying value	$663	$8	$443	$14

Commitments with collateral	$21,401	$886	$17,238	$498
(a)The ratings scale is based on the Firm’s internal risk ratings. Refer to Note 11 for further information on internal risk ratings.
Derivatives qualifying as guarantees
The Firm transacts in certain derivative contracts that have the characteristics of a guarantee under U.S. GAAP. Refer to Note 28 of JPMorgan Chase’s 2020 Form 10-K for further information on these derivatives.
The following table summarizes the derivatives qualifying as guarantees as of June 30, 2021, and December 31, 2020.

(in millions)	June 30, 2021	December 31, 2020
Notional amounts
Derivative guarantees	$57,101	$54,415
Stable value contracts with contractually limited exposure	29,410	27,752
Maximum exposure of stable value contracts with contractually limited exposure	2,813	2,803

Fair value
Derivative payables	308	322
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
Sponsored member repo program
The Firm acts as a sponsoring member to clear eligible overnight resale and repurchase agreements through the Government Securities Division of the Fixed Income Clearing Corporation (“FICC”) on behalf of clients that become sponsored members under the FICC’s rules. The Firm also guarantees to the FICC the prompt and full payment and performance of its sponsored member clients’ respective obligations under the FICC’s rules. The Firm minimizes its liability under these overnight guarantees by obtaining a security interest in the cash or high-quality securities collateral that the clients place with the clearing house therefore the Firm expects the risk of loss to be remote. The Firm’s maximum possible exposure, without taking into consideration the associated collateral, is included in the Exchange & clearing house guarantees and commitments line on page 169. Refer to Note 11 of JPMorgan Chase’s 2020 Form 10-K for additional information on credit risk mitigation practices on resale agreements and the types of collateral pledged under repurchase agreements.
Guarantees of subsidiaries
The Parent Company has guaranteed certain long-term debt and structured notes of its subsidiaries, including JPMorgan Chase Financial Company LLC (“JPMFC”), a 100%-owned finance subsidiary. All securities issued by JPMFC are fully and unconditionally guaranteed by the Parent Company and no other subsidiary of the Parent Company guarantees these securities. These guarantees, which rank on a parity with the Firm’s unsecured and unsubordinated indebtedness, are not included in the table on page 169 of this Note. Refer to Note 20 of JPMorgan Chase’s 2020 Form 10-K for additional information.

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
The following table presents the Firm’s pledged assets.

(in billions)	June 30, 2021	December 31, 2020
Assets that may be sold or repledged or otherwise used by secured parties	$186.1	$166.6
Assets that may not be sold or repledged or otherwise used by secured parties	121.7	113.9
Assets pledged at Federal Reserve banks and FHLBs	447.5	455.3
Total pledged assets	$755.3	$735.8
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
The following table presents the fair value of collateral accepted.

(in billions)	June 30, 2021	December 31, 2020
Collateral permitted to be sold or repledged, delivered, or otherwise used	$1,368.8	$1,451.7
Collateral sold, repledged, delivered or otherwise used	1,065.9	1,038.9

Note 24 – Litigation
Contingencies
As of June 30, 2021, the Firm and its subsidiaries and affiliates are defendants or respondents in numerous legal proceedings, including private, civil litigations, government investigations or regulatory enforcement matters. The litigations range from individual actions involving a single plaintiff to class action lawsuits with potentially millions of class members. Investigations and regulatory enforcement matters involve both formal and informal proceedings, by both governmental agencies and self-regulatory organizations. These legal proceedings are at varying stages of adjudication, arbitration or investigation, and involve each of the Firm’s lines of business and several geographies and a wide variety of claims (including common law tort and contract claims and statutory antitrust, securities and consumer protection claims), some of which present novel legal theories.
The Firm believes the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for its legal proceedings is from $0 to approximately $1.5 billion at June 30, 2021. This estimated aggregate range of reasonably possible losses was based upon information available as of that date for those proceedings in which the Firm believes that an estimate of reasonably possible loss can be made. For certain matters, the Firm does not believe that such an estimate can be made, as of that date. The Firm’s estimate of the aggregate range of reasonably possible losses involves significant judgment, given:
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
Amrapali. India’s Enforcement Directorate (“ED”) is investigating JPMorgan India Private Limited in connection with investments made in 2010 and 2012 by two offshore funds formerly managed by JPMorgan Chase entities into residential housing projects developed by the Amrapali Group (“Amrapali”). In 2017, numerous creditors filed civil claims against Amrapali including petitions brought by home buyers relating to delays in delivering or failure to deliver residential units. The home buyers’ petitions have been overseen by the Supreme Court of India since 2017 pursuant to its jurisdiction over public interest litigation. In July 2019, the Supreme Court of India issued an order making preliminary findings that Amrapali and other parties, including unspecified JPMorgan Chase entities and the offshore funds that had invested in the projects, violated certain currency control and money laundering provisions, and ordering the ED to conduct a further inquiry under India’s Prevention of Money Laundering Act (“PMLA”) and Foreign Exchange Management Act (“FEMA”). Approximately $25 million from JPMorgan India Private Limited was attached by the ED in May 2020 in connection with the criminal PMLA investigation. These funds were subsequently disbursed pursuant to an order by the Supreme Court of India for completing outstanding construction of the projects. A separate civil proceeding relating to alleged FEMA violations is ongoing. The Firm is responding to and cooperating with the investigation.
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
Inquiries Concerning Preservation Requirements. The Firm has been responding to requests for information and other material from certain of its regulators concerning its compliance with records preservation requirements in connection with business communications sent over electronic messaging channels that have not been approved by the Firm. The Firm is cooperating with these inquiries and is currently engaged in certain resolution discussions. There is no assurance that the discussions will result in a resolution.
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
In addition, the Firm has been named as a defendant along with other banks in various individual and putative class actions related to benchmark rates, including U.S. dollar LIBOR. In actions related to U.S. dollar LIBOR during the period that it was administered by the BBA, the Firm has obtained dismissal of certain actions and resolved certain other actions, and others are in various stages of litigation. The United States District Court for the Southern District of New York has granted class certification of antitrust claims related to bonds and interest rate swaps sold directly by the defendants, including the Firm. In a consolidated putative class action related to the period that U.S. dollar LIBOR was administered by ICE Benchmark Administration, the District Court granted the motion by defendants, including the Firm, to dismiss plaintiffs’ complaint, and the plaintiffs have appealed. In addition, in August 2020, a group of individual plaintiffs filed a lawsuit asserting antitrust claims, alleging that the Firm and other defendants were engaged in an unlawful agreement to set U.S. dollar LIBOR and conspired to monopolize the market for LIBOR-based consumer loans and credit cards. In November 2020 and May 2021, plaintiffs filed motions for a preliminary injunction each seeking to enjoin defendants from setting U.S. dollar LIBOR and to prohibit defendants from enforcing any financial instruments that rely on U.S. dollar LIBOR. The court has scheduled a hearing to address these motions in September 2021. The Firm’s settlements of putative class actions related to Swiss franc LIBOR, the Singapore Interbank Offered Rate and the Singapore Swap Offer Rate, and the Australian Bank Bill Swap Reference Rate remain subject to court approval.
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
Several putative class action complaints have been filed in the United States District Court for the Southern District of New York against the Firm and certain former employees, alleging a precious metals futures and options price manipulation scheme in violation of the Commodity Exchange Act. Some of the complaints also allege unjust enrichment and deceptive acts or practices under the General Business Law of the State of New York. The Court consolidated these putative class actions in February 2019, and the consolidated action is stayed through December 2021. In July 2021, the parties informed the Court that they have entered into a settlement to resolve the action. In Canada, plaintiffs have moved to commence putative class action proceedings based on similar alleged underlying conduct for precious metals. In addition, several putative class actions were filed in the United States District Courts for the Northern District of Illinois and Southern District of New York against the Firm, alleging manipulation of U.S. Treasury futures and options, and bringing claims under the Commodity Exchange Act. Some of the complaints also allege unjust enrichment. The actions in the Northern District of Illinois have been transferred to the Southern District of New York. The Court consolidated these putative class actions in October 2020 and plaintiffs filed their consolidated amended complaint in April 2021. In May 2021, the parties informed the Court that they have entered into a settlement to resolve the action.
In October 2020, two putative class action complaints were filed under the Securities Exchange Act of 1934 in the United States District Court for the Eastern District of New York against the Firm and certain individual defendants on behalf of shareholders who acquired shares during the putative class period alleging that certain SEC filings of the Firm were materially false or misleading in that they did not disclose certain information relating to the above-referenced investigations. The Court consolidated these putative class actions in January 2021. Plaintiffs filed their second amended complaint in May 2021, which additionally alleged that certain orders in precious metals futures contracts placed by precious metals futures traders during the putative class period were materially false and misleading. Defendants have moved to dismiss.
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
Wendel. Since 2012, the French criminal authorities have been investigating a series of transactions entered into by senior managers of Wendel Investissement (“Wendel”) during the period from 2004 through 2007 to restructure their shareholdings in Wendel. JPMorgan Chase Bank, N.A., Paris branch provided financing for the transactions to a number of managers of Wendel in 2007. JPMorgan Chase Bank, N.A. cooperated with the investigation. The investigating judges issued an ordonnance de renvoi in November 2016, referring JPMorgan Chase Bank, N.A. to the French tribunal correctionnel for alleged complicity in tax fraud. In January 2018, the Paris Court of Appeal issued a decision cancelling the mise en examen of JPMorgan Chase Bank, N.A. The Court of Cassation, France’s highest court, ruled in September 2018 that a mise en examen is a prerequisite for an ordonnance de renvoi and in January 2020 ordered the annulment of the ordonnance de renvoi referring JPMorgan Chase Bank, N.A. to the French tribunal correctionnel. The Court of Appeal found in January 2021 that it had no power to take further action against JPMorgan Chase Bank, N.A. following the Court of Cassation’s ruling. At the opening of a trial of the managers of Wendel in January 2021, the tribunal correctionnel directed the criminal authorities to clarify whether a further investigation should be opened against JPMorgan Chase, pending which the trial was postponed. In April 2021, the Court of Cassation declined to hear JPMorgan Chase Bank, N.A.’s appeal of the January 2021 decision of the tribunal correctionnel at this stage of the proceedings. JPMorgan Chase Bank, N.A. continues to cooperate in this matter and is engaged with the French criminal authorities. In addition, a number of the managers have commenced civil proceedings against JPMorgan Chase Bank, N.A. The claims are separate, involve different allegations and are at various stages of proceedings.
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
The Firm has established reserves for several hundred of its currently outstanding legal proceedings. In accordance with the provisions of U.S. GAAP for contingencies, the Firm accrues for a litigation-related liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. The Firm evaluates its outstanding legal proceedings each quarter to assess its litigation reserves, and makes adjustments in such reserves, upward or downward, as appropriate, based on management’s best judgment after consultation with counsel. The Firm’s legal expense was $185 million and $118 million for the three months ended June 30, 2021 and 2020, respectively, and $213 million and $315 million for the six months ended June 30, 2021 and 2020. There is no assurance that the Firm’s litigation reserves will not need to be adjusted in the future.
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
Segment results
The following table provides a summary of the Firm’s segment results as of or for the three and six months ended June 30, 2021 and 2020, on a managed basis. The Firm’s definition of managed basis starts with the reported U.S. GAAP results and includes certain reclassifications to present total net revenue for the Firm (and each of the reportable business segments) on an FTE basis. Accordingly, revenue from investments that receive tax credits and tax-exempt securities is presented in the managed results on a basis comparable to taxable investments and securities. Refer to Note 32 of JPMorgan Chase’s 2020 Form 10-K for additional information on the Firm’s managed basis.
Capital allocation
The amount of capital assigned to each segment is referred to as equity. Periodically, the assumptions and methodologies used to allocate capital are reassessed and as a result, the capital allocated to the LOBs may change. Refer to Line of business equity on page 98 of JPMorgan Chase’s 2020 Form 10-K for additional information on capital allocation.

Segment results and reconciliation(a)
As of or for the three months ended June 30, (in millions, except ratios)	Consumer & Community Banking		Corporate & Investment Bank			Commercial Banking		Asset & Wealth Management
	2021	2020	2021	2020		2021	2020	2021	2020
Noninterest revenue	$4,726	$4,222	$9,912	$12,304		$950	$823	$3,165	$2,575
Net interest income	8,034	8,136	3,302	4,079		1,533	1,577	942	855
Total net revenue	12,760	12,358	13,214	16,383		2,483	2,400	4,107	3,430
Provision for credit losses	(1,868)	5,828	(79)	1,987		(377)	2,431	(10)	223
Noninterest expense	7,062	6,767	6,523	6,812		981	893	2,586	2,323
Income/(loss) before income tax expense/(benefit)	7,566	(237)	6,770	7,584		1,879	(924)	1,531	884
Income tax expense/(benefit)	1,932	(61)	1,785	2,133		459	(243)	378	223
Net income/(loss)	$5,634	$(176)	$4,985	$5,451		$1,420	$(681)	$1,153	$661
Average equity	$50,000	$52,000	$83,000	$80,000		$24,000	$22,000	$14,000	$10,500
Total assets	494,305	498,658	1,363,992	1,080,189	(b)	226,022	235,034	217,284	176,782
ROE	44%	(2)%	23%	27%		23%	(13)%	32%	24%
Overhead ratio	55	55	49	42		40	37	63	68

As of or for the three months ended June 30, (in millions, except ratios)	Corporate		Reconciling Items(a)			Total
	2021	2020	2021	2020		2021	2020
Noninterest revenue	$(208)	$(67)	$(807)	$(635)	(b)	$17,738	$19,222	(b)
Net interest income	(961)	(687)	(109)	(107)		12,741	13,853
Total net revenue	(1,169)	(754)	(916)	(742)		30,479	33,075
Provision for credit losses	49	4	—	—		(2,285)	10,473
Noninterest expense	515	147	—	—		17,667	16,942
Income/(loss) before income tax expense/(benefit)	(1,733)	(905)	(916)	(742)		15,097	5,660
Income tax expense/(benefit)	(489)	(337)	(916)	(742)	(b)	3,149	973	(b)
Net income/(loss)	$(1,244)	$(568)	$—	$—		$11,948	$4,687
Average equity	$79,849	$69,908	$—	$—		$250,849	$234,408
Total assets	1,382,653	1,221,980	NA	NA		3,684,256	3,212,643	(b)
ROE	NM	NM	NM	NM		18%	7%
Overhead ratio	NM	NM	NM	NM		58	51	(b)
(a)Segment managed results reflect revenue on an FTE basis with the corresponding income tax impact recorded within income tax expense/(benefit). These adjustments are eliminated in reconciling items to arrive at the Firm’s reported U.S. GAAP results.
(b) Prior-period amounts have been revised to conform with the current presentation. Refer to Note 1 for further information.

Segment results and reconciliation(a)
As of or for the six months ended June 30, (in millions, except ratios)	Consumer & Community Banking		Corporate & Investment Bank			Commercial Banking		Asset & Wealth Management
	2021	2020	2021	2020		2021	2020	2021	2020
Noninterest revenue	$9,314	$8,319	$21,000	$19,200		$1,867	$1,431	$6,311	$5,104
Net interest income	15,963	17,326	6,819	7,186		3,009	3,134	1,873	1,715
Total net revenue	25,277	25,645	27,819	26,386		4,876	4,565	8,184	6,819
Provision for credit losses	(5,470)	11,600	(410)	3,388		(495)	3,441	(131)	317
Noninterest expense	14,264	14,036	13,627	12,767		1,950	1,879	5,160	4,758
Income/(loss) before income tax expense/(benefit)	16,483	9	14,602	10,231		3,421	(755)	3,155	1,744
Income tax expense/(benefit)	4,121	(12)	3,877	2,795		833	(213)	758	414
Net income/(loss)	$12,362	$21	$10,725	$7,436		$2,588	$(542)	$2,397	$1,330
Average equity	$50,000	$52,000	$83,000	$80,000		$24,000	$22,000	$14,000	$10,500
Total assets	494,305	498,658	1,363,992	1,080,189	(b)	226,022	235,034	217,284	176,782
ROE	49%	(1)%	25%	18%		21%	(6)%	34%	25%
Overhead ratio	56	55	49	48		40	41	63	70

As of or for the six months ended June 30, (in millions, except ratios)	Corporate		Reconciling Items(a)			Total
	2021	2020	2021	2020		2021	2020
Noninterest revenue	$174	$264	$(1,551)	$(1,249)	(b)	$37,115	$33,069	(b)
Net interest income	(1,816)	(852)	(218)	(217)		25,630	28,292
Total net revenue	(1,642)	(588)	(1,769)	(1,466)		62,745	61,361
Provision for credit losses	65	12	—	—		(6,441)	18,758
Noninterest expense	1,391	293	—	—		36,392	33,733
Income/(loss) before income tax expense/(benefit)	(3,098)	(893)	(1,769)	(1,466)		32,794	8,870
Income tax expense/(benefit)	(1,274)	(200)	(1,769)	(1,466)	(b)	6,546	1,318	(b)
Net income/(loss)	$(1,824)	$(693)	$—	$—		$26,248	$7,552
Average equity	$77,209	$69,969	$—	$—		$248,209	$234,469
Total assets	1,382,653	1,221,980	NA	NA		3,684,256	3,212,643	(b)
ROE	NM	NM	NM	NM		21%	6%
Overhead ratio	NM	NM	NM	NM		58	55	(b)
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of JPMorgan Chase & Co.:
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheet of JPMorgan Chase & Co. and its subsidiaries (the “Firm”) as of June 30, 2021, and the related consolidated statements of income, comprehensive income, and changes in stockholders’ equity for the three-month and six-month periods ended June 30, 2021 and 2020 and the consolidated statements of cash flows for the six-month
periods ended June 30, 2021 and 2020, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
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

August 2, 2021

PricewaterhouseCoopers LLP, 300 Madison Avenue, New York, NY 10017

JPMorgan Chase & Co.
Consolidated average balance sheets, interest and rates (unaudited)
(Taxable-equivalent interest and rates; in millions, except rates)

	Three months ended June 30, 2021				Three months ended June 30, 2020
	Average balance	Interest(g)	Rate (annualized)		Average balance	Interest(g)	Rate (annualized)
Assets
Deposits with banks	$721,214	$103	0.06%		$477,895	$70	0.06%
Federal funds sold and securities purchased under resale agreements	255,831	175	0.27		244,306	601	0.99
Securities borrowed	190,785	(90)	(0.19)	(h)	141,328	(175)	(0.50)	(h)
Trading assets – debt instruments	277,024	1,719	2.49		345,073	2,074	2.42
Taxable securities	553,603	1,577	1.14		466,324	2,154	1.86
Nontaxable securities(a)	31,481	339	4.32		33,930	373	4.42
Total investment securities	585,084	1,916	1.31	(i)	500,254	2,527	2.03	(i)
Loans	1,024,633	10,177	3.98		1,029,513	10,922	4.27
All other interest-earning assets(b)	122,624	203	0.66		81,320	200	0.99
Total interest-earning assets	3,177,195	14,203	1.79		2,819,689	16,219	2.31
Allowance for loan losses	(22,965)				(23,287)
Cash and due from banks	26,758				22,169
Trading assets – equity and other instruments	195,038				99,115
Trading assets – derivative receivables	74,462				79,298
Goodwill, MSRs and other intangible Assets	54,512				51,785
All other noninterest-earning assets(c)	223,687				179,560
Total assets	$3,728,687				$3,228,329
Liabilities
Interest-bearing deposits	$1,669,376	$132	0.03%		$1,375,213	$349	0.10%
Federal funds purchased and securities loaned or sold under repurchase agreements	261,343	60	0.09		276,815	131	0.19
Short-term borrowings(d)	46,185	33	0.30		45,297	124	1.11
Trading liabilities – debt and all other interest-bearing liabilities(e)(f)	246,666	51	0.08	(h)	207,322	(43)	(0.08)	(h)
Beneficial interests issued by consolidated VIEs	15,117	21	0.55		20,331	59	1.15
Long-term debt	248,552	1,056	1.70		269,336	1,639	2.45
Total interest-bearing liabilities	2,487,239	1,353	0.22		2,194,314	2,259	0.41
Noninterest-bearing deposits	654,419				515,304
Trading liabilities – equity and other instruments(f)	35,397				33,797
Trading liabilities – derivative payables	62,533				63,178
All other liabilities, including the allowance for lending-related commitments(c)	205,584				157,265
Total liabilities	3,445,172				2,963,858
Stockholders’ equity
Preferred stock	32,666				30,063
Common stockholders’ equity	250,849				234,408
Total stockholders’ equity	283,515				264,471
Total liabilities and stockholders’ equity	$3,728,687				$3,228,329
Interest rate spread			1.57%				1.90%
Net interest income and net yield on interest-earning assets		$12,850	1.62			$13,960	1.99
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
(f)The combined balance of trading liabilities – debt and equity instruments was $135.6 billion and $108.9 billion for the three months ended June 30, 2021 and 2020, respectively.
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
(i)The annualized rate for securities based on amortized cost was 1.33% and 2.07% for the three months ended June 30, 2021 and 2020, respectively, and does not give effect to changes in fair value that are reflected in AOCI.

JPMorgan Chase & Co.
Consolidated average balance sheets, interest and rates (unaudited)
(Taxable-equivalent interest and rates; in millions, except rates)

	Six months ended June 30, 2021				Six months ended June 30, 2020
	Average balance	Interest(g)	Rate (annualized)		Average balance	Interest(g)	Rate (annualized)
Assets
Deposits with banks	$676,658	$168	0.05%		$378,821	$639	0.34%
Federal funds sold and securities purchased under resale agreements	272,704	408	0.30		248,855	1,696	1.37
Securities borrowed	182,945	(167)	(0.18)	(h)	138,728	(23)	(0.03)	(h)
Trading assets – debt instruments	299,710	3,509	2.36		324,940	4,149	2.57
Taxable securities	552,097	3,182	1.16		427,270	4,387	2.06
Nontaxable securities(a)	31,682	687	4.37		33,621	738	4.41
Total investment securities	583,779	3,869	1.34	(i)	460,891	5,125	2.24	(i)
Loans	1,019,109	20,394	4.04		1,015,509	23,261	4.61
All other interest-earning assets(b)	117,117	402	0.69		74,875	643	1.73
Total interest-earning assets	3,152,022	28,583	1.83		2,642,619	35,490	2.70
Allowance for loan losses	(25,602)				(20,322)
Cash and due from banks	25,968				21,918
Trading assets – equity and other instruments	177,480				106,797
Trading assets – derivative receivables	76,725				72,803
Goodwill, MSRs and other intangible Assets	54,223				52,238
All other noninterest-earning assets(c)	210,268				182,773
Total assets	$3,671,084				$3,058,826
Liabilities
Interest-bearing deposits	$1,640,085	$278	0.03%		$1,295,884	$1,924	0.30%
Federal funds purchased and securities loaned or sold under repurchase agreements	281,254	75	0.05		260,368	918	0.71
Short-term borrowings(d)	44,120	66	0.31		41,292	275	1.34
Trading liabilities – debt and all other interest-bearing liabilities(e)(f)	238,836	78	0.07	(h)	200,138	329	0.33	(h)
Beneficial interests issued by consolidated VIEs	16,145	48	0.60		19,189	149	1.56
Long-term debt	244,000	2,190	1.81		256,666	3,386	2.65
Total interest-bearing liabilities	2,464,440	2,735	0.22		2,073,537	6,981	0.68
Noninterest-bearing deposits	634,403				467,467
Trading liabilities – equity and other instruments(f)	35,214				32,259
Trading liabilities – derivative payables	65,231				59,084
All other liabilities, including the allowance for lending-related commitments(c)	192,091				162,276
Total liabilities	3,391,379				2,794,623
Stockholders’ equity
Preferred stock	31,496				29,734
Common stockholders’ equity	248,209				234,469
Total stockholders’ equity	279,705				264,203
Total liabilities and stockholders’ equity	$3,671,084				$3,058,826
Interest rate spread			1.61%				2.02%
Net interest income and net yield on interest-earning assets		$25,848	1.65			$28,509	2.17
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
(f)The combined balance of trading liabilities – debt and equity instruments was $131.0 billion and $105.0 billion for the six months ended June 30, 2021 and 2020, respectively.
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
(i)The annualized rate for securities based on amortized cost was 1.35% and 2.27% for the six months ended June 30, 2021 and 2020, respectively, and does not give effect to changes in fair value that are reflected in AOCI.

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
CMT: Constant Maturity Treasury
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
EPS: Earnings per share
ESG: Environmental, Social and Governance
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
The Firm is committed to maintaining high standards of internal control over financial reporting. Nevertheless, because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Deficiencies or lapses in internal controls may occur from time to time, and there can be no assurance that any such deficiencies will not result in significant deficiencies or material weaknesses in internal control in the future and collateral consequences therefrom. Refer to “Management’s report on internal control over financial reporting” on page 158 of JPMorgan Chase’s 2020 Form 10-K for further information. There was no change in the Firm’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The Firm did not have any unregistered sale of equity securities during the three months ended June 30, 2021.
Repurchases under the common share repurchase program
Refer to Capital Risk Management on pages 45-50 of this Form 10-Q and pages 91-101 of JPMorgan Chase’s 2020 Form 10-K for information regarding repurchases under the Firm’s common share repurchase program.
On December 18, 2020, the Federal Reserve announced that all large banks, including the Firm, could resume share repurchases commencing in the first quarter of 2021. Subsequently, the Firm announced that its Board of Directors authorized a new common share repurchase program for up to $30 billion. As directed by the Federal Reserve, total net repurchases and common stock dividends in the first and second quarters of 2021 were restricted and could not exceed the average of the Firm’s net income for the four preceding calendar quarters. On March 25, 2021, the Federal Reserve extended these restrictions through at least the second quarter of 2021.
On June 24, 2021, the Federal Reserve announced that the temporary restrictions on capital distributions would expire on June 30, 2021 as a result of the Firm remaining above its minimum risk-based capital requirements under the 2021 CCAR stress test. Effective July 1, 2021, the Firm is subject to the normal capital distribution restrictions provided under the regulatory capital framework. The Firm continues to be authorized to repurchase common shares under its existing common share repurchase program previously approved by the Board of Directors.

Shares repurchased pursuant to the common share repurchase program during the six months ended June 30, 2021, were as follows.

Six months ended June 30, 2021	Total number of shares of common stock repurchased	Average price paid per share of common stock(a)	Aggregate purchase price of common stock repurchases (in millions)(a)	Dollar value of remaining authorized repurchase (in millions)(a)(b)
First quarter	34,652,594	$144.25	$4,999	$25,001
April	12,599,276	$152.39	$1,920	$23,081
May	12,428,090	160.91	1,999	21,082
June	14,517,574	157.20	2,282	18,800
Second quarter	39,544,940	$156.83	$6,201	$18,800
Year-to-date	74,197,534	$150.95	$11,200	$18,800
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
(c)Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Firm’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the Consolidated statements of income (unaudited) for the three and nine months ended June 30, 2021 and 2020, (ii) the Consolidated statements of comprehensive income (unaudited) for the three and nine months ended June 30, 2021 and 2020, (iii) the Consolidated balance sheets (unaudited) as of June 30, 2021, and December 31, 2020, (iv) the Consolidated statements of changes in stockholders’ equity (unaudited) for the three and nine months ended June 30, 2021 and 2020, (v) the Consolidated statements of cash flows (unaudited) for the three and nine months ended June 30, 2021 and 2020, and (vi) the Notes to Consolidated Financial Statements (unaudited).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JPMorgan Chase & Co.
(Registrant)

By:	/s/ Elena Korablina
Elena Korablina
Managing Director and Firmwide Controller
(Principal Accounting Officer)

Date:	August 2, 2021