Form 10-Q
period 2021-09-30
JPMORGAN CHASE & CO
filed 2021-11-02
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended	Commission file
September 30, 2021	number	1-5805
JPMorgan Chase & Co.
(Exact name of registrant as specified in its charter)

Delaware		13-2624428
(State or other jurisdiction of incorporation or organization)		(I.R.S. employer identification no.)

383 Madison Avenue,
New York,	New York	10179
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (212) 270-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	JPM	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 5.75% Non-Cumulative Preferred Stock, Series DD	JPM PR D	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 6.00% Non-Cumulative Preferred Stock, Series EE	JPM PR C	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.75% Non-Cumulative Preferred Stock, Series GG	JPM PR J	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.55% Non-Cumulative Preferred Stock, Series JJ	JPM PR K	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.625% Non-Cumulative Preferred Stock, Series LL	JPM PR L	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.20% Non-Cumulative Preferred Stock, Series MM	JPM PR M	The New York Stock Exchange
Alerian MLP Index ETNs due May 24, 2024	AMJ	NYSE Arca, Inc.
Guarantee of Callable Fixed Rate Notes due June 10, 2032 of JPMorgan Chase Financial Company LLC	JPM/32	The New York Stock Exchange
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

Number of shares of common stock outstanding as of September 30, 2021: 2,955,266,061

FORM 10-Q

JPMorgan Chase & Co.
Consolidated financial highlights (unaudited)

As of or for the period ended, (in millions, except per share, ratio, headcount data and where otherwise noted)						Nine months ended Sept 30,
	3Q21	2Q21	1Q21	4Q20	3Q20	2021	2020
Selected income statement data
Total net revenue(a)	$29,647	$30,479	$32,266	$29,335	$29,255	$92,392	$90,616
Total noninterest expense	17,063	17,667	18,725	16,048	16,875	53,455	50,608
Pre-provision profit(b)	12,584	12,812	13,541	13,287	12,380	38,937	40,008
Provision for credit losses	(1,527)	(2,285)	(4,156)	(1,889)	611	(7,968)	19,369
Income before income tax expense	14,111	15,097	17,697	15,176	11,769	46,905	20,639
Income tax expense(a)	2,424	3,149	3,397	3,040	2,326	8,970	3,644
Net income	$11,687	$11,948	$14,300	$12,136	$9,443	$37,935	$16,995

Earnings per share data
Net income: Basic	$3.74	$3.79	$4.51	$3.80	$2.93	$12.05	$5.10
Diluted	3.74	3.78	4.50	3.79	2.92	12.02	5.09
Average shares: Basic	2,999.9	3,036.6	3,073.5	3,079.7	3,077.8	3,036.4	3,083.3
Diluted	3,005.1	3,041.9	3,078.9	3,085.1	3,082.8	3,041.7	3,088.1

Market and per common share data
Market capitalization	483,748	464,778	460,820	387,492	293,451	483,748	293,451
Common shares at period-end	2,955.3	2,988.2	3,027.1	3,049.4	3,048.2	2,955.3	3,048.2
Book value per share	86.36	84.85	82.31	81.75	79.08	86.36	79.08
Tangible book value per share (“TBVPS”)(b)	69.87	68.91	66.56	66.11	63.93	69.87	63.93
Cash dividends declared per share	1.00	0.90	0.90	0.90	0.90	2.80	2.70

Selected ratios and metrics
Return on common equity (“ROE”)(c)	18%	18%	23%	19%	15%	20%	9%
Return on tangible common equity (“ROTCE”)(b)(c)	22	23	29	24	19	24	11
Return on assets(c)	1.24	1.29	1.61	1.42	1.14	1.37	0.72
Overhead ratio	58	58	58	55	58	58	56
Loans-to-deposits ratio	43	45	44	47	49	43	49
Firm Liquidity coverage ratio (“LCR”) (average)(d)	112	111	110	110	114	112	114
JPMorgan Chase Bank, N.A. LCR (average)(d)	174	171	166	160	157	174	157
Common equity Tier 1 (“CET1”) capital ratio(e)	12.9	13.0	13.1	13.1	13.1	12.9	13.1
Tier 1 capital ratio(e)	15.0	15.1	15.0	15.0	15.0	15.0	15.0
Total capital ratio(e)	16.9	17.1	17.2	17.3	17.3	16.9	17.3
Tier 1 leverage ratio(e)	6.6	6.6	6.7	7.0	7.0	6.6	7.0
Supplementary leverage ratio (“SLR”)(e)	5.5	5.4	6.7	6.9	7.0	5.5	7.0

Selected balance sheet data (period-end)
Trading assets	$515,901	$520,588	$544,052	$503,126	$505,822	$515,901	$505,822
Investment securities, net of allowance for credit losses	595,132	573,637	597,394	589,999	531,136	595,132	531,136
Loans	1,044,615	1,040,954	1,011,307	1,012,853	989,740	1,044,615	989,740
Total assets(a)	3,757,576	3,684,256	3,689,336	3,384,757	3,245,061	3,757,576	3,245,061
Deposits	2,402,353	2,305,217	2,278,112	2,144,257	2,001,416	2,402,353	2,001,416
Long-term debt	298,465	299,926	279,427	281,685	279,175	298,465	279,175
Common stockholders’ equity	255,203	253,548	249,151	249,291	241,050	255,203	241,050
Total stockholders’ equity	290,041	286,386	280,714	279,354	271,113	290,041	271,113
Headcount	265,790	260,110	259,350	255,351	256,358	265,790	256,358

Credit quality metrics
Allowances for loan losses and lending-related commitments	$20,455	$22,498	$25,517	$30,737	$33,637	$20,455	$33,637
Allowance for loan losses to total retained loans	1.86%	2.02%	2.42%	2.95%	3.26%	1.86%	3.26%
Nonperforming assets	$8,882	$9,802	$10,257	$10,906	$11,462	$8,882	$11,462
Net charge-offs	524	734	1,057	1,050	1,180	2,315	4,209
Net charge-off rate	0.21%	0.31%	0.45%	0.44%	0.49%	0.32%	0.58%
(a)Prior-period amounts have been revised to conform with the current presentation. Refer to Note 1 for further information.
(b)Pre-provision profit, TBVPS and ROTCE are each non-GAAP financial measures. Tangible common equity (“TCE”) is also a non-GAAP financial measure. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 20-21 for a further discussion of these measures.
(c)Quarterly ratios are based upon annualized amounts.
(d)For the nine months ended September 30, 2021 and 2020, the percentage represents average LCR for the three months ended September 30, 2021 and 2020. Refer to Liquidity Risk Management on pages 54-58 for additional information on the LCR results.
(e)The capital metrics reflect the relief provided by the Federal Reserve Board in response to the COVID-19 pandemic, including the Current Expected Credit Losses ("CECL") capital transition provisions that became effective in the first quarter of 2020. The SLR prior to the periods ended June 30, 2021 reflects the temporary exclusions of U.S. Treasury securities and deposits at Federal Reserve Banks, which became effective April 1, 2020 and remained in effect through March 31, 2021. Refer to Capital Risk Management on pages 48-53 of this Form 10-Q and pages 91-101 of JPMorgan Chase’s 2020 Form 10-K for additional information.

INTRODUCTION
The following is Management’s discussion and analysis of the financial condition and results of operations (“MD&A”) of JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”) for the third quarter of 2021.
This Quarterly Report on Form 10-Q for the third quarter of 2021 (“Form 10-Q”) should be read together with JPMorgan Chase’s Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”). Refer to the Glossary of terms and acronyms and line of business (“LOB”) metrics on pages 185-193 for definitions of terms and acronyms used throughout this Form 10-Q.
This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the current beliefs and expectations of JPMorgan Chase’s management, speak only as of the date of this Form 10-Q and are subject to significant risks and uncertainties. Refer to Forward-looking Statements on page 90 of this Form 10-Q, Part II, Item 1A, Risk Factors on pages 194-195 of this Form 10-Q and Part I, Item 1A, Risk factors, on pages 8-32 of the 2020 Form 10-K for a discussion of certain of those risks and uncertainties and the factors that could cause JPMorgan Chase’s actual results to differ materially because of those risks and uncertainties. There is no assurance that actual results will be in line with any outlook information set forth herein, and the Firm does not undertake to update any forward-looking statements.
JPMorgan Chase & Co. (NYSE: JPM), a financial holding company incorporated under Delaware law in 1968, is a leading financial services firm based in the United States of America (“U.S.”), with operations worldwide. JPMorgan Chase had $3.8 trillion in assets and $290.0 billion in stockholders’ equity as of September 30, 2021. The Firm is a leader in investment banking, financial services for consumers and small businesses, commercial banking, financial transaction processing and asset management. Under the J.P. Morgan and Chase brands, the Firm serves millions of customers in the U.S., and many of the world’s most prominent corporate, institutional and government clients globally.
JPMorgan Chase’s principal bank subsidiary is JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank, N.A.”), a national banking association with U.S. branches in 48 states and Washington, D.C. as of September 30, 2021. JPMorgan Chase’s principal non-bank subsidiary is J.P. Morgan Securities LLC (“J.P. Morgan Securities”), a U.S. broker-dealer. The bank and non-bank subsidiaries of JPMorgan Chase operate nationally as well as through overseas branches and subsidiaries, representative offices and subsidiary foreign banks. The Firm’s principal operating subsidiary outside the U.S. is J.P. Morgan Securities plc, a U.K.-based subsidiary of JPMorgan Chase Bank, N.A.
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
The Firm's website is www.jpmorganchase.com. JPMorgan Chase makes available on its website, free of charge, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after it electronically files or furnishes such material to the U.S. Securities and Exchange Commission (the “SEC”) at www.sec.gov. JPMorgan Chase makes important information about the Firm available on its website at https://www.jpmorganchase.com, including on the Investor Relations section of its website at https://www.jpmorganchase.com/ir.

EXECUTIVE OVERVIEW
This executive overview of the MD&A highlights selected information and does not contain all of the information that is important to readers of this Form 10-Q. For a complete description of the trends and uncertainties, as well as the risks and critical accounting estimates affecting the Firm, this Form 10-Q and the 2020 Form 10-K should be read together and in their entirety.

Financial performance of JPMorgan Chase
(unaudited) As of or for the period ended, (in millions, except per share data and ratios)	Three months ended September 30,			Nine months ended September 30,
	2021	2020	Change	2021	2020	Change
Selected income statement data
Total net revenue(a)	$29,647	$29,255	1%	$92,392	$90,616	2%
Total noninterest expense	17,063	16,875	1	53,455	50,608	6
Pre-provision profit	12,584	12,380	2	38,937	40,008	(3)
Provision for credit losses	(1,527)	611	NM	(7,968)	19,369	NM
Net income	11,687	9,443	24	37,935	16,995	123
Diluted earnings per share	$3.74	$2.92	28	$12.02	$5.09	136
Selected ratios and metrics
Return on common equity	18%	15%		20%	9%
Return on tangible common equity	22	19		24	11
Book value per share	$86.36	$79.08	9	$86.36	$79.08	9
Tangible book value per share	69.87	63.93	9	69.87	63.93	9
Capital ratios(b)
CET1 capital	12.9%	13.1%		12.9%	13.1%
Tier 1 capital	15.0	15.0		15.0	15.0
Total capital	16.9	17.3		16.9	17.3
(a)Prior-period amount has been revised to conform with the current presentation. Refer to Note 1 for further information.
(b)The capital metrics reflect the relief provided by the Federal Reserve Board in response to the COVID-19 pandemic, including the CECL capital transition provisions that became effective in the first quarter of 2020. Refer to Capital Risk Management on pages 48-53 of this Form 10-Q and pages 91-101 of JPMorgan Chase’s 2020 Form 10-K for additional information.
Comparisons noted in the sections below are for the third quarter of 2021 versus the third quarter of 2020, unless otherwise specified.
Firmwide overview
JPMorgan Chase reported net income of $11.7 billion for the third quarter of 2021, or $3.74 per share, on net revenue of $29.6 billion. The Firm reported ROE of 18% and ROTCE of 22%. The Firm's results for the third quarter of 2021 included a reduction in the allowance for credit losses of $2.1 billion and an income tax benefit of $566 million related to finalizing the Firm's 2020 U.S. federal tax return. The tax benefit included state and local impacts of federal tax method changes and a reduction in the valuation allowance for U.S. foreign tax credits.
•Net income was $11.7 billion, up $2.2 billion.
•Total net revenue was up 1%.
–Noninterest revenue was $16.6 billion, up 2%, driven by higher Investment Banking fees in CIB and asset management fees in AWM, predominantly offset by net investment securities losses in Corporate compared to net gains in the prior year, and lower revenue in Home Lending.
–Net interest income was $13.1 billion, up 1%, driven by balance sheet growth and higher market rates, predominantly offset by change in balance sheet mix and lower net interest income in CIB Markets.
•Noninterest expense was $17.1 billion, up 1%, driven by continued investments in the business, including marketing and technology, and higher volume- and revenue-related expense, predominantly offset by lower legal expense and structural expense. Noninterest expense for the prior year included an impairment on a legacy investment.
•The provision for credit losses was a net benefit of $1.5 billion, reflecting a net reduction in the allowance for credit losses of $2.1 billion, driven by improvements in the Firm's macroeconomic outlook, and $524 million of net charge-offs.
–The net reserve release in the current period consisted of $1.2 billion in Wholesale and $874 million in Consumer, driven by $850 million in Card.
–Net charge-offs of $524 million declined $656 million, predominantly driven by Card.
The prior year provision was an expense of $611 million, reflecting $1.2 billion of net charge-offs and a net reduction in the allowance for credit losses of $569 million.

•The total allowance for credit losses was $20.5 billion at September 30, 2021. The Firm had an allowance for loan losses to retained loans coverage ratio of 1.86%, compared with 2.02% in the second quarter of 2021, and 3.26% in the prior year.
•The Firm’s nonperforming assets totaled $8.9 billion at September 30, 2021, a decrease of $2.6 billion from the prior year, driven by:
–paydowns and upgrades in the wholesale portfolio, across CB, CIB and AWM, and
–lower nonaccrual loans at fair value in the consumer portfolio due to sales in CIB.
Nonperforming assets were down $920 million from June 30, 2021, driven by lower nonaccrual loans in the wholesale and consumer portfolios, reflecting improved credit performance and paydowns.
•Firmwide average loans of $1.0 trillion were up 5% driven by higher loans in CIB and AWM, partially offset by lower loans in CB and CCB.
•Firmwide average deposits of $2.4 trillion were up 19%, reflecting significant inflows across the LOBs primarily driven by the effect of certain government actions in response to the COVID-19 pandemic.

Selected capital-related metrics
•The Firm’s CET1 capital was $210 billion, and the Standardized and Advanced CET1 ratios were 12.9% and 13.6%, respectively.
•The Firm’s SLR was 5.5%.
•The Firm grew TBVPS, ending the third quarter of 2021 at $69.87, up 9% versus the prior year.
Pre-provision profit, ROTCE, TCE and TBVPS are non-GAAP financial measures. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 20-21 for a further discussion of each of these measures.
Business segment highlights
Selected business metrics for each of the Firm’s four LOBs are presented below for the third quarter of 2021.

CCB ROE 34%
•Average deposits up 20%; client investment assets up 29%
•Average loans down 2% YoY and up 1% QoQ; Card net charge-off rate of 1.39%
•Debit and credit card sales volume(a) up 26%
•Active mobile customers up 10%

CIB ROE 26%	•#1 ranking for Global Investment Banking fees with 9.4% wallet share YTD •Total Markets revenue of $6.3 billion, down 5%, with Fixed Income Markets down 20% and Equity Markets up 30%
CB ROE 22%	•Gross Investment Banking revenue of $1.3 billion, up 60% •Average loans down 7% YoY and 1% QoQ; average deposits up 21%
AWM ROE 33%	•Assets under management ("AUM") of $3.0 trillion, up 17% •Average loans up 20% YoY and 3% QoQ; average deposits up 41%
(a)Excludes Commercial Card.
Refer to the Business Segment Results on pages 22-46 for a detailed discussion of results by business segment.

Credit provided and capital raised
JPMorgan Chase continues to support consumers, businesses and communities around the globe. The Firm provided new and renewed credit and raised capital for wholesale and consumer clients during the first nine months of 2021, consisting of:

$2.4 trillion	Total credit provided and capital raised (including loans and commitments)(a)

$238 billion	Credit for consumers

$15 billion	Credit for U.S. small businesses

$957 billion	Credit for corporations

$1.2 trillion	Capital raised for corporate clients and non-U.S. government entities

$46 billion	Credit and capital raised for nonprofit and U.S. government entities(b)

$11 billion	Loans under the Small Business Administration’s Paycheck Protection Program
(a)Excludes loans under the SBA’s PPP.
(b)Includes states, municipalities, hospitals and universities.

Recent events
•On September 21, 2021, JPMorgan Chase launched its digital retail bank in the U.K.
•On August 9, 2021, JPMorgan Chase announced that the China Securities Regulatory Commission has approved the registration of J.P. Morgan International Finance Limited to take 100% ownership of J.P. Morgan Securities (China) Company Limited.
•On August 4, 2021, JPMorgan Chase announced that it has opened bank branches in all of the lower 48 states.
•Firm acquisitions and investments:
–On October 13, 2021, JPMorgan Chase acquired restaurant discovery platform The Infatuation.
–On September 14, 2021, JPMorgan Chase acquired college financial aid resource platform Frank.
–On September 8, 2021, JPMorgan Chase announced that it has entered into an agreement with Volkswagen Financial Services to acquire a controlling interest of approximately 75% in the car manufacturer’s payments platform, subject to regulatory approvals.

Outlook
These current expectations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the current beliefs and expectations of JPMorgan Chase’s management, speak only as of the date of this Form 10-Q, and are subject to significant risks and uncertainties. Refer to Forward-Looking Statements on page 90 and Risk Factors on page 194 of this Form 10-Q and pages 8–32 of JPMorgan Chase’s 2020 Form 10-K for a further discussion of certain of those risks and uncertainties and the other factors that could cause JPMorgan Chase’s actual results to differ materially because of those risks and uncertainties. There is no assurance that actual results will be in line with the outlook information set forth below, and the Firm does not undertake to update any forward-looking statements.
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
•Management expects the net charge-off rate in Card to be approximately 2.0%.
Net interest income, on a managed basis, and adjusted expense are non-GAAP financial measures. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 20-21.

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
For additional information on the impact of U.S. government actions and programs in response to the COVID-19 pandemic, refer to:
•Credit Portfolio on page 60 and page 113 of JPMorgan Chase's 2020 Form 10-K for further information on PPP,
•Consumer Credit portfolio on pages 61-65 and page 116 of JPMorgan Chase's 2020 Form 10-K, and Wholesale Credit Portfolio on pages 66-74 and page 122 of JPMorgan Chase's 2020 Form 10-K for further information on retained loans under payment deferral, and
•Regulatory Developments Relating to the COVID-19 Pandemic on pages 52-53 of JPMorgan Chase’s 2020 Form 10-K for a discussion of U.S. government actions impacting the Firm and U.S. government facilities and programs in which the Firm has participated.
Interbank Offered Rate (“IBOR”) transition
On March 5, 2021, the U.K. Financial Conduct Authority ("FCA") confirmed that the publication of the principal tenors of the U.S. dollar London Interbank Offered Rate ("LIBOR") (i.e., overnight, one-month, three-month, six-month and 12-month LIBOR) will cease immediately following a final publication on June 30, 2023. The scheduled cessation date for U.K. sterling, Japanese yen, Swiss franc and Euro LIBOR, and the one-week and two-month tenors of U.S. dollar LIBOR, remains December 31, 2021. The Firm continues to prioritize those currencies and tenors of LIBOR for contract remediation and is finalizing its operational readiness to support rate fallback mechanisms across all products that reference IBORs for which publication will cease on December 31, 2021.
The Firm continues to engage with clients to arrange for the remediation of in-scope IBOR-linked contracts, and to amend contracts with clients that are prepared to do so. For example, substantially all of the notional amounts of the Firm’s derivatives exposures that are documented under bilateral agreements now contain IBOR fallback provisions by virtue of counterparty adherence to the 2020 International Swaps and Derivatives Association, Inc.’s ("ISDA") IBOR Fallbacks Protocol. The Firm is also prepared for the conversion to alternative reference rates at various central counterparties ("CCPs") scheduled for the fourth quarter of 2021.
The Federal Reserve, the OCC and the FDIC have encouraged banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate by December 31, 2021, and in connection with this, the Firm now offers various floating rate products, and provides and arranges various types of floating rate debt financings, that reference the Secured Overnight Financing Rate (“SOFR”) across its businesses.
The Firm continues to monitor the transition relief being considered by the U.S. Treasury Department regarding the tax implications of reference rate reform and the legislative progress associated with contracts or instruments that do not have satisfactory rate fallback mechanisms and that cannot easily be amended (e.g., certain floating rate debt securities, securitizations and adjustable rate mortgages). Refer to Business Developments on page 51 of JPMorgan Chase's 2020 Form 10-K for additional information.

CONSOLIDATED RESULTS OF OPERATIONS
This section provides a comparative discussion of JPMorgan Chase’s Consolidated Results of Operations on a reported basis for the three and nine months ended September 30, 2021 and 2020, unless otherwise specified. Factors that relate primarily to a single business segment are discussed in more detail within that business segment's results. Refer to pages 86-88 of this Form 10-Q and pages 152-155 of JPMorgan Chase’s 2020 Form 10-K for a discussion of the Critical Accounting Estimates Used by the Firm that affect the Consolidated Results of Operations.

Revenue
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2021	2020	Change	2021	2020	Change
Investment banking fees	$3,282	$2,187	50%	$9,722	$6,903	41%
Principal transactions	3,546	4,142	(14)	14,122	14,700	(4)
Lending- and deposit-related fees	1,801	1,647	9	5,248	4,784	10
Asset management, administration and commissions	5,257	4,470	18	15,480	13,276	17
Investment securities gains/(losses)	(256)	473	NM	(397)	732	NM
Mortgage fees and related income	600	1,087	(45)	1,855	2,324	(20)
Card income	1,005	1,169	(14)	4,002	3,138	28
Other income(a)(b)	1,332	1,067	25	3,650	3,454	6
Noninterest revenue	16,567	16,242	2	53,682	49,311	9
Net interest income	13,080	13,013	1	38,710	41,305	(6)
Total net revenue	$29,647	$29,255	1%	$92,392	$90,616	2%
(a) Included operating lease income of $1.2 billion and $1.4 billion for the three months ended September 30, 2021 and 2020, respectively and $3.8 billion and $4.2 billion for the nine months ended September 30, 2021 and 2020, respectively.
(b) Prior-period amount has been revised to conform with the current presentation. Refer to Note 1 for further information.
Quarterly results
Investment banking fees increased across products in CIB, primarily reflecting:
•higher advisory fees driven by increased M&A activity and wallet share gains, and
•higher equity underwriting fees due to wallet share gains and increased activity in the IPO market.
Refer to CIB segment results on pages 29-34 and Note 5 for additional information.
Principal transactions revenue decreased, reflecting:
•lower revenue in CIB Fixed Income Markets across products, particularly in Commodities, Rates and Credit compared to a strong prior year, including an adjustment to liquidity assumptions in the derivatives portfolio; and
•net losses on certain legacy private equity investments in Corporate, compared with net gains in the prior year, partially offset by
•higher revenue in CIB Equity Markets driven by strong performance across prime brokerage, derivatives and Cash equities.
Principal transactions revenue in CIB may in certain cases have offsets across other revenue lines, including net interest income. The Firm assesses the performance of its CIB Markets business on a total revenue basis.
Refer to CIB segment results on pages 29-34 and Note 5 for additional information.

Lending- and deposit-related fees increased largely as a result of higher cash management fees in CIB and CB.
Refer to CIB segment results on pages 29-34 and CB on pages 35-38, and Note 5 for additional information.
Asset management, administration and commissions revenue increased driven by higher asset management fees in AWM as a result of cumulative net inflows into long-term products and higher average market levels, net of liquidity fee waivers; and in CCB related to the higher level of client investment assets on higher average market levels and net inflows.
Refer to AWM and CCB segment results on pages 39-43, and pages 24-28, respectively, and Note 5 for additional information on asset management, administration and commissions revenue.
Investment securities gains/(losses) reflected net losses related to repositioning the investment securities portfolio, compared with net gains in the prior year from the sales of U.S. GSE and government agency mortgage-backed securities ("MBS"). Refer to Corporate segment results on pages 44-46 and Note 9 for additional information on investment securities gains/(losses).
Mortgage fees and related income decreased due to:
•lower net mortgage servicing revenue reflecting a net loss in MSR risk management results driven by updates to model inputs, compared with a net gain in the prior period, and

•lower mortgage production revenue reflecting lower production margins, partially offset by higher volumes.
Refer to CCB segment results on pages 24-28, Note 5 and 14 for additional information.
Card income decreased reflecting the amortization of higher account origination costs, including promotional offers. Net interchange was relatively flat as the increase in debit and credit card sales volume was offset by an increase to the rewards liability. Refer to CCB segment results on pages 24-28, Critical Accounting Estimates on pages 86-88, and Note 5 for additional information.
Other income increased reflecting:
•higher gains on several investments, predominantly in CIB, and
•the absence of losses in the prior year related to derivatives in Other Corporate and the early termination of certain of the Firm's long-term debt in Treasury and CIO, partially offset by
•lower auto operating lease income in CCB as a result of the decline in volume.
Net interest income increased driven by balance sheet growth and higher market rates, primarily offset by change in balance sheet mix and lower net interest income in CIB Markets.
The Firm’s average interest-earning assets were $3.2 trillion, up $345 billion, primarily driven by higher deposits with banks, and the yield was 1.80%, down 25 basis points (“bps”). The net yield on these assets, on an FTE basis, was 1.62%, a decrease of 20 bps. The net yield excluding CIB Markets was 1.91%, down 14 bps.
Net yield on an FTE basis, and net yield excluding CIB Markets, are non-GAAP financial measures. Refer to the Consolidated average balance sheets, interest and rates schedule on page 183 for further details; and the Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 20-21 for a further discussion of Net interest yield excluding CIB Markets.
Year-to-date results
Investment banking fees increased across products in CIB, reflecting:
•higher advisory fees driven by increased M&A activity and wallet share gains
•higher equity underwriting fees due to increased activity and wallet share gains in the IPO market, and
•higher debt underwriting fees driven by an active leveraged loan market primarily related to acquisition financing.
Principal transactions revenue decreased driven by CIB, reflecting:
•lower revenue in Fixed Income Markets, primarily in Rates, Currencies & Emerging Markets, and Commodities compared to a strong prior year, and an increase in Securitized Products, partially offset by
•higher revenue in Equity Markets driven by strong performance across derivatives, prime brokerage, and Cash Equities,
•favorable results in Credit Adjustments & Other, with a net gain of $338 million largely driven by valuation adjustments related to derivatives, compared with a $272 million net loss, in the prior year, predominantly driven by losses on certain components of fair-value option elected liabilities, as well as the impact of funding spread widening on derivatives; and
•the absence of losses in Treasury and CIO related to cash deployment transactions in the prior year, which were more than offset by the related net interest income earned on these transactions.
Lending- and deposit-related fees increased as a result of:
•higher cash management fees in CIB and CB, and higher lending-related fees, particularly loan commitment fees in CIB, predominantly offset by
•lower overdraft fees in CCB.
Asset management, administration and commissions revenue increased driven by:
•higher asset management fees in AWM as a result of strong cumulative net inflows into long-term and liquidity products and higher average market levels, net of liquidity fee waivers; and in CCB related to the higher level of client investment assets on higher average market levels and net inflows, and
•higher custody fees in CIB Securities Services, primarily associated with the higher level of assets under custody.
Investment securities gains/(losses) reflected net losses related to repositioning the investment securities portfolio, compared with net gains in the prior year from the sales of U.S. GSE and government agency MBS.
Mortgage fees and related income decreased due to:
•lower net mortgage servicing revenue reflecting a net loss in MSR risk management results driven by updates to model inputs, compared with a net gain in the prior year, partially offset by
•higher mortgage production revenue reflecting higher production volumes.
Card income increased due to higher net interchange income and merchant processing fees reflecting the acceleration of debit and credit card sales volume above pre-pandemic levels, and lower amortization costs related to new account originations.
Other income increased reflecting:
•gains on several investments compared with losses in the prior year, primarily in CIB, and higher gains in AWM, and
•the absence of losses in the prior year related to the early termination of certain of the Firm's long-term debt in Treasury and CIO, and derivatives in Other Corporate,

predominantly offset by
•lower auto operating lease income in CCB as a result of the decline in volume, and
•increased amortization on a higher level of alternative energy investments in the tax-oriented investment portfolio in CIB. The increased amortization was more than offset by lower income tax expense from the associated tax credits. Additionally, the first quarter of 2021 included weather-related write-downs on certain renewable energy investments.
Net interest income decreased predominantly driven by the impact of lower market rates and change in balance sheet mix, partially offset by balance sheet growth.
The Firm’s average interest-earning assets were $3.2 trillion, up $454 billion, predominantly driven by higher deposits with banks and investment securities, and the yield was 1.82%, down 65 bps. The net yield on these assets, on an FTE basis, was 1.64%, a decrease of 40 bps. The net yield excluding CIB Markets was 1.92%, down 49 bps.

Provision for credit losses
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2021	2020	Change	2021	2020	Change
Consumer, excluding credit card	$(31)	$(336)	91%	$(1,823)	$1,874	NM
Credit card	(355)	1,028	NM	(3,917)	10,119	NM
Total consumer	(386)	692	NM	(5,740)	11,993	NM
Wholesale	(1,127)	(178)	NM	(2,223)	7,266	NM
Investment securities	(14)	97	NM	(5)	110	NM
Total provision for credit losses	$(1,527)	$611	NM	$(7,968)	$19,369	NM
Quarterly results
The provision for credit losses decreased driven by net reductions in the allowance for credit losses.
The decrease in wholesale reflected a net reduction of $1.2 billion in the allowance for credit losses, predominantly in CIB and CB. The prior year included a $270 million net reduction in the allowance for credit losses.
The decrease in consumer was driven by:
•an $874 million reduction in the allowance for credit losses, in particular $850 million in Card reflecting improvements in the Firm's macroeconomic outlook, and
•lower net charge-offs predominantly in Card as consumer cash balances remained elevated benefiting from the residual impact of government stimulus and payment assistance programs;
•the prior year included a $396 million reduction in the allowance for credit losses.
Refer to CCB segment results on pages 24-28, CIB on pages 29-34, CB on pages 35-38, AWM on pages 39-43, the Allowance for Credit Losses on pages 75-76, and Notes 9 and 12 for additional information on the credit portfolio and the allowance for credit losses.
Year-to-date results
The provision for credit losses decreased driven by net reductions in the allowance for credit losses.
The decrease in consumer was driven by:
•an $8.0 billion reduction in the allowance for credit losses, including $6.2 billion in Card reflecting improvements in the Firm's macroeconomic outlook, and $1.2 billion in Home Lending primarily due to continued improvements in Home Price Index ("HPI") expectations, and
•lower net charge-offs predominantly in Card, as consumer cash balances remained elevated benefiting from the impact of government stimulus and payment assistance programs;
•the prior year included an $8.3 billion addition to the allowance for credit losses.
The decrease in wholesale reflects a net reduction of $2.3 billion in the allowance for credit losses across the LOBs, reflecting improvements in the Firm's macroeconomic outlook. The prior year included a $6.7 billion net addition to the allowance for credit losses.

Noninterest expense
(in millions)	Three months ended September 30,			Nine months ended September 30,
	2021	2020	Change	2021	2020	Change
Compensation expense	$9,087	$8,630	5%	$29,502	$27,034	9%
Noncompensation expense:
Occupancy	1,109	1,142	(3)	3,314	3,288	1
Technology, communications and equipment	2,473	2,564	(4)	7,480	7,732	(3)
Professional and outside services	2,523	2,178	16	7,111	6,205	15
Marketing	712	470	51	2,089	1,751	19
Other expense(a)(b)	1,159	1,891	(39)	3,959	4,598	(14)
Total noncompensation expense	7,976	8,245	(3)	23,953	23,574	2
Total noninterest expense	$17,063	$16,875	1%	$53,455	$50,608	6%
(a)Included Firmwide legal expense of $76 million and $524 million for the three months ended September 30, 2021 and 2020, respectively, and $289 million and $839 million for the nine months ended September 30, 2021 and 2020, respectively.
(b)Included FDIC-related expense of $173 million and $186 million for the three months ended September 30, 2021 and 2020, respectively, and $551 million and $503 million for the nine months ended September 30, 2021 and 2020, respectively.
Quarterly results
Compensation expense increased driven by higher performance-related compensation largely in AWM and CCB, and the impact of investments in the businesses.
Noncompensation expense decreased as a result of:
•lower legal expense, predominantly in CIB
•the absence of an impairment in the prior year on a legacy investment in Corporate, and
•lower depreciation expense in CCB on lower auto lease assets and the impact of higher vehicle collateral values, largely offset by
•higher volume-related brokerage expense in CIB and distribution fees in AWM
•higher marketing expense, predominantly in CCB, associated with higher investments in marketing campaigns and travel-related benefits
•higher other investments, including technology.
Year-to-date results
Compensation expense increased driven by higher performance-related compensation across the LOBs, and the impact of investments in the businesses.
Noncompensation expense increased as a result of:
•higher volume-related brokerage expense in CIB and distribution fees in AWM
•higher marketing expense in CCB associated with higher investments in marketing campaigns and travel-related benefits
•higher contribution expense, which included a $550 million donation of equity investments to the Firm's Foundation in the first quarter of 2021
•higher other investments, including technology, and
•higher FDIC and other regulatory-related expense,
partially offset by
•lower depreciation expense in CCB on lower auto lease assets and the impact of higher vehicle collateral values
•lower legal expense, driven by CIB, and
•the absence of an impairment, in the prior year, on a legacy investment in Corporate.

Income tax expense
(in millions)	Three months ended September 30,			Nine months ended September 30,
	2021	2020	Change	2021	2020	Change
Income before income tax expense	$14,111	$11,769	20%	$46,905	$20,639	127%
Income tax expense(a)	2,424	2,326	4	8,970	3,644	146
Effective tax rate(a)	17.2%	19.8%		19.1%	17.7%
(a)Prior-period amounts have been revised to conform with the current presentation. Refer to Note 1 for further information.

Quarterly results
The effective tax rate for the current period was 17.2%, and reflected an income tax benefit of $566 million related to finalizing the Firm's 2020 U.S. federal tax return. The tax benefit included state and local impacts of federal tax method changes and a reduction in the valuation allowance for U.S. foreign tax credits.
The prior year effective tax rate was 19.8% and also reflected an income tax benefit related to prior year returns.
Both periods reflected the impact of the level and mix of income and expenses subject to U.S. federal, state and local taxes.
Year-to-date results
The effective tax rate for the current period was 19.1% and reflected an income tax benefit of $566 million related to finalizing the Firm's 2020 U.S. federal tax return, largely offset by the resolution of certain tax audits. The tax benefit included state and local impacts of federal tax method changes and a reduction in the valuation allowance for U.S. foreign tax credits.
The prior year effective tax rate was 17.7% and included a benefit related to prior year returns and the higher impact of certain tax benefits due to the lower level of pre-tax income.
Both periods reflected the impact of the level and mix of income and expenses subject to U.S. federal, state and local taxes.

CONSOLIDATED BALANCE SHEETS AND CASH FLOWS ANALYSIS
Consolidated balance sheets analysis
The following is a discussion of the significant changes between September 30, 2021, and December 31, 2020.

Selected Consolidated balance sheets data
(in millions)	September 30, 2021	December 31, 2020	Change
Assets
Cash and due from banks	$25,857	$24,874	4%
Deposits with banks	734,012	502,735	46
Federal funds sold and securities purchased under resale agreements	282,161	296,284	(5)
Securities borrowed	202,987	160,635	26
Trading assets	515,901	503,126	3
Available-for-sale securities	251,590	388,178	(35)
Held-to-maturity securities, net of allowance for credit losses	343,542	201,821	70
Investment securities, net of allowance for credit losses	595,132	589,999	1
Loans	1,044,615	1,012,853	3
Allowance for loan losses	(18,150)	(28,328)	(36)
Loans, net of allowance for loan losses	1,026,465	984,525	4
Accrued interest and accounts receivable	116,395	90,503	29
Premises and equipment	26,996	27,109	—
Goodwill, MSRs and other intangible assets	56,566	53,428	6
Other assets(a)	175,104	151,539	16
Total assets	$3,757,576	$3,384,757	11%
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
Federal funds sold and securities purchased under resale agreements decreased driven by:
•lower deployment of funds in Treasury and CIO, and lower client-driven market-making activities in CIB Markets, partially offset by
•higher demand for securities to cover short positions in CIB Markets.
Securities borrowed increased reflecting higher client-driven activities, and an increase in the demand for securities to cover short positions in CIB Markets.
Refer Note 10 for additional information on securities purchased under resale agreements and securities borrowed.
Trading assets increased reflecting;
•client-driven market-making activities in equity instruments, predominantly in CIB prime brokerage, partially offset by
•lower derivative receivables, primarily driven by maturities of certain trades in CIB, and
•lower deployment of funds in Treasury and CIO.
Refer to Notes 2 and 4 for additional information.

Investment securities increased due to purchases and paydowns in held-to-maturity ("HTM") securities, partially offset by paydowns and net purchases in available-for-sale ("AFS") securities. In the second quarter of 2021, AFS securities of $104.5 billion were transferred to the HTM portfolio for capital management purposes. Refer to Corporate segment results on pages 44-46, Investment Portfolio Risk Management on page 77, and Notes 2 and 9 for additional information.
Loans increased, reflecting:
•higher secured lending in CIB Markets; and higher securities-based lending, mortgages, as well as custom lending in AWM, partially offset by
•lower loans in CBB and CB primarily driven by the impact of PPP forgiveness; and lower retained residential real estate loans in Home Lending primarily due to net paydowns.
The allowance for loan losses decreased, consisting of:
•a $7.9 billion reduction in consumer, predominantly in the credit card portfolio, reflecting improvements in the Firm's macroeconomic outlook; and in the residential real estate portfolio, primarily due to continued improvements in HPI expectations, and
•a $2.3 billion net reduction in wholesale, across the LOBs, reflecting improvements in the Firm's macroeconomic outlook.
There was a $104 million net reduction in the allowance for lending-related commitments, driven by both wholesale and consumer. This allowance is included in other liabilities on the consolidated balance sheets. The total net reduction in the allowance for credit losses was $10.3 billion, as of September 30, 2021.
Refer to Credit and Investment Risk Management on pages 59-77, and Notes 2, 3, 11 and 12 for a more detailed discussion of loans and the allowance for loan losses.
Accrued interest and accounts receivable increased due to higher client receivables related to client-driven activities primarily in CIB prime brokerage.
Goodwill, MSRs and other intangibles increased reflecting:
•higher MSRs as a result of net additions, partially offset by the realization of expected cash flows; and
•an increase in Goodwill as a result of the acquisitions of Nutmeg, OpenInvest, Frank and Campbell Global.
Refer to Note 14 for additional information.
Other assets increased due to the higher cash collateral placed with central counterparties ("CCPs") in CIB, and higher tax receivables. Refer to Note 10 for additional information on securities financing transactions.

Selected Consolidated balance sheets data (continued)
(in millions)	September 30, 2021	December 31, 2020	Change
Liabilities
Deposits	$2,402,353	$2,144,257	12%
Federal funds purchased and securities loaned or sold under repurchase agreements	254,920	215,209	18
Short-term borrowings	50,393	45,208	11
Trading liabilities	179,543	170,181	6
Accounts payable and other liabilities(a)	268,604	231,285	16
Beneficial interests issued by consolidated variable interest entities (“VIEs”)	13,257	17,578	(25)
Long-term debt	298,465	281,685	6
Total liabilities	3,467,535	3,105,403	12
Stockholders’ equity	290,041	279,354	4
Total liabilities and stockholders’ equity	$3,757,576	$3,384,757	11%
(a) Prior-period amount has been revised to conform with the current presentation. Refer to Note 1 for further information.
Deposits increased across the LOBs primarily driven by the effect of certain government actions in response to the COVID 19 pandemic. In CCB, the increase was also driven by growth from existing and new accounts across both consumer and small business customers. Refer to Liquidity Risk Management on pages 54-58 and Notes 2 and 15 for additional information.
Federal funds purchased and securities loaned or sold under repurchase agreements increased reflecting:
•the impact of client activities and secured financing of trading assets in CIB Markets, partially offset by
•lower secured financing of AFS investment securities in Treasury and CIO.
Refer to Liquidity Risk Management on pages 54-58 and Note 10 for additional information.
Short-term borrowings increased predominantly as a result of higher financing of prime brokerage activities in CIB. Refer to pages 54-58 for information on changes in Liquidity Risk Management.
Trading liabilities increased due to client-driven market-making activities in CIB Fixed Income Markets, which resulted in higher levels of short positions in debt instruments, partially offset by lower derivative payables largely as a result of market movements. Refer to Notes 2 and 4 for additional information.
Accounts payable and other liabilities increased reflecting higher client payables related to client-driven activities primarily in CIB prime brokerage. Refer to Note 10 for additional information on securities financing transactions.
Beneficial interests issued by consolidated VIEs decreased driven by maturities of credit card securitizations in Treasury and CIO, as well as lower issuances of commercial paper as a result of lower loan balances in the Firm-administered multi-seller conduits in CIB. Refer to Off-Balance Sheet Arrangements on page 19 and Notes 13 and 22 for additional information on Firm-sponsored VIEs and loan securitization trusts.
Long-term debt increased driven by net issuances, partially offset by fair value hedge accounting adjustments related to higher rates. Refer to Liquidity Risk Management on pages 54-58 for additional information.
Stockholders’ equity increased reflecting net income, partially offset by the net impact of capital actions, and a decrease in accumulated other comprehensive income (“AOCI”). The decrease in AOCI was driven by the impact of higher rates on the AFS securities portfolio and cash flow hedges. Refer to page 94 for information on changes in stockholders’ equity, Capital actions on pages 51-52, and Note 19 for additional information on AOCI.

Consolidated cash flows analysis
The following is a discussion of cash flow activities during the nine months ended September 30, 2021 and 2020.

(in millions)	Nine months ended September 30,
	2021	2020
Net cash provided by/(used in)
Operating activities	$(7,011)	$(51,858)
Investing activities	(29,186)	(198,206)
Financing activities	278,015	470,687
Effect of exchange rate changes on cash	(9,558)	3,268
Net increase in cash and due from banks and deposits with banks	$232,260	$223,891
Operating activities
•In 2021, cash used resulted from higher securities borrowed and accrued interest and accounts receivable, partially offset by higher accounts payable and other liabilities.
•In 2020, cash used resulted from higher trading assets and other assets, partially offset by higher trading liabilities and accounts payable and other liabilities.
Investing activities
•In 2021, cash used resulted from net loan originations and net purchases of investment securities, partially offset by lower securities purchased under resale agreements.
•In 2020, cash used resulted from net purchases of investment securities and higher securities purchased under resale agreements.
Financing activities
•In 2021, cash provided reflected higher deposits and securities loaned or sold under repurchase agreements, and net proceeds from long- and short-term borrowings.
•In 2020, cash provided reflected higher deposits and securities loaned or sold under repurchase agreements, partially offset by net paydowns of long- and short-term borrowings.
•For both periods, cash was used for repurchases of common stock and cash dividends on common and preferred stock.
* * *
Refer to Consolidated Balance Sheets Analysis on pages 16-17, Capital Risk Management on pages 48-53, and Liquidity Risk Management on pages 54-58 of this Form 10-Q, and pages 102–108 of JPMorgan Chase’s 2020 Form 10-K for a further discussion of the activities affecting the Firm’s cash flows.

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

Type of off-balance sheet arrangement	Location of disclosure	Page references
Special-purpose entities: variable interests and other obligations, including contingent obligations, arising from variable interests in nonconsolidated VIEs	Refer to Note 13	155-160
Off-balance sheet lending-related financial instruments, guarantees, and other commitments	Refer to Note 22	172-175

EXPLANATION AND RECONCILIATION OF THE FIRM’S USE OF NON-GAAP FINANCIAL MEASURES
The Firm prepares its Consolidated Financial Statements in accordance with U.S. GAAP and this presentation is referred to as “reported” basis; these financial statements appear on pages 91-95.
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
The following summary tables provide a reconciliation from the Firm’s reported U.S. GAAP results to managed basis.

	Three months ended September 30,
	2021			2020
(in millions, except ratios)	Reported	Fully taxable-equivalent adjustments(b)	Managed basis	Reported	Fully taxable-equivalent adjustments(b)	Managed basis
Other income(a)	$1,332	$690	$2,022	$1,067	$582	$1,649
Total noninterest revenue	16,567	690	17,257	16,242	582	16,824
Net interest income	13,080	104	13,184	13,013	104	13,117
Total net revenue	29,647	794	30,441	29,255	686	29,941
Total noninterest expense	17,063	NA	17,063	16,875	NA	16,875
Pre-provision profit	12,584	794	13,378	12,380	686	13,066
Provision for credit losses	(1,527)	NA	(1,527)	611	NA	611
Income before income tax expense	14,111	794	14,905	11,769	686	12,455
Income tax expense(a)	2,424	794	3,218	2,326	686	3,012
Net income	$11,687	NA	$11,687	$9,443	NA	$9,443

Overhead ratio(a)	58%	NM	56%	58%	NM	56%

	Nine months ended September 30,
	2021			2020
(in millions, except ratios)	Reported	Fully taxable-equivalent adjustments(b)	Managed basis	Reported	Fully taxable-equivalent adjustments(b)	Managed basis
Other income(a)	$3,650	$2,241	$5,891	$3,454	$1,831	$5,285
Total noninterest revenue	53,682	2,241	55,923	49,311	1,831	51,142
Net interest income	38,710	322	39,032	41,305	321	41,626
Total net revenue	92,392	2,563	94,955	90,616	2,152	92,768
Total noninterest expense	53,455	NA	53,455	50,608	NA	50,608
Pre-provision profit	38,937	2,563	41,500	40,008	2,152	42,160
Provision for credit losses	(7,968)	NA	(7,968)	19,369	NA	19,369
Income before income tax expense	46,905	2,563	49,468	20,639	2,152	22,791
Income tax expense(a)	8,970	2,563	11,533	3,644	2,152	5,796
Net income	$37,935	NA	$37,935	$16,995	NA	$16,995

Overhead ratio(a)	58%	NM	56%	56%	NM	55%
(a)Prior-period amounts have been revised to conform with the current presentation. Refer to Note 1 for further information.
(b)Predominantly recognized in CIB, CB and Corporate.

The following table provides information on net interest income and net yield excluding CIB Markets.

(in millions, except rates)	Three months ended September 30,			Nine months ended September 30,
	2021	2020	Change	2021	2020	Change
Net interest income – reported	$13,080	$13,013	1%	$38,710	$41,305	(6)%
Fully taxable-equivalent adjustments	104	104	—	322	321	—
Net interest income – managed basis(a)	$13,184	$13,117	1	$39,032	$41,626	(6)
Less: CIB Markets net interest income(b)	1,967	2,076	(5)	6,177	6,208	—
Net interest income excluding CIB Markets(a)	$11,217	$11,041	2	$32,855	$35,418	(7)

Average interest-earning assets	$3,219,786	$2,874,974	12	$3,174,858	$2,720,636	17
Less: Average CIB Markets interest-earning assets(b)	894,892	730,141	23	881,547	753,748	17
Average interest-earning assets excluding CIB Markets	$2,324,894	$2,144,833	8%	$2,293,311	$1,966,888	17%
Net yield on average interest-earning assets – managed basis	1.62%	1.82%		1.64%	2.04%
Net yield on average CIB Markets interest-earning assets(b)	0.87	1.13		0.94	1.10
Net yield on average interest-earning assets excluding CIB Markets	1.91%	2.05%		1.92%	2.41%
(a)Interest includes the effect of related hedges. Taxable-equivalent amounts are used where applicable.
(b)Refer to page 33 for further information on CIB Markets.
The following summary table provides a reconciliation from the Firm’s common stockholders’ equity to TCE.

	Period-end		Average
(in millions, except per share and ratio data)	Sep 30, 2021	Dec 31, 2020	Three months ended September 30,		Nine months ended September 30,
			2021	2020	2021	2020
Common stockholders’ equity	$255,203	$249,291	$253,556	$236,797	$250,011	$235,251
Less: Goodwill	50,313	49,248	49,457	47,820	49,323	47,812
Less: Other intangible assets	902	904	849	769	868	791
Add: Certain deferred tax liabilities(a)	2,500	2,453	2,480	2,401	2,465	2,393
Tangible common equity	$206,488	$201,592	$205,730	$190,609	$202,285	$189,041

Return on tangible common equity	NA	NA	22%	19%	24%	11%
Tangible book value per share	$69.87	$66.11	NA	NA	NA	NA
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
The business segments are determined based on the products and services provided, or the type of customer served, and they reflect the manner in which financial information is currently evaluated by the Firm’s Operating Committee. Segment results are presented on a managed basis. Refer to Explanation and Reconciliation of the Firm’s use of Non-GAAP Financial Measures on pages 20-21 for a definition of managed basis.
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
Capital allocation
The amount of capital assigned to each segment is referred to as equity. Periodically, the assumptions and methodologies used to allocate capital are reassessed and as a result, the capital allocated to the LOBs may change. Refer to Line of business equity on page 51, and page 98 of JPMorgan Chase’s 2020 Form 10-K for additional information on capital allocation.
Refer to Business Segment Results – Description of business segment reporting methodology on pages 65–66 of JPMorgan Chase’s 2020 Form 10-K for a further discussion of those methodologies.

Segment results – managed basis
The following tables summarize the Firm’s results by segment for the periods indicated.

Three months ended September 30,	Consumer & Community Banking			Corporate & Investment Bank			Commercial Banking
(in millions, except ratios)	2021	2020	Change	2021	2020	Change	2021	2020	Change
Total net revenue	$12,521	$12,895	(3)%	$12,396	$11,546	7%	$2,520	$2,285	10%
Total noninterest expense	7,238	6,912	5	5,871	5,832	1	1,032	969	7
Pre-provision profit/(loss)	5,283	5,983	(12)	6,525	5,714	14	1,488	1,316	13
Provision for credit losses	(459)	795	NM	(638)	(81)	NM	(363)	(147)	(147)
Net income/(loss)	4,341	3,871	12	5,562	4,309	29	1,407	1,086	30
Return on equity (“ROE”)	34%	29%		26%	21%		22%	19%

Three months ended September 30,	Asset & Wealth Management			Corporate			Total
(in millions, except ratios)	2021	2020	Change	2021	2020	Change	2021	2020	Change
Total net revenue	$4,300	$3,554	21%	$(1,296)	$(339)	(282)%	$30,441	$29,941	2%
Total noninterest expense	2,762	2,443	13	160	719	(78)	17,063	16,875	1
Pre-provision profit/(loss)	1,538	1,111	38	(1,456)	(1,058)	(38)	13,378	13,066	2
Provision for credit losses	(60)	(52)	(15)	(7)	96	NM	(1,527)	611	NM
Net income/(loss)	1,194	876	36	(817)	(699)	(17)	11,687	9,443	24
ROE	33%	32%		NM	NM		18%	15%

Nine months ended September 30,	Consumer & Community Banking			Corporate & Investment Bank			Commercial Banking
(in millions, except ratios)	2021	2020	Change	2021	2020	Change	2021	2020	Change
Total net revenue	$37,798	$38,540	(2)%	$40,215	$37,932	6%	$7,396	$6,850	8%
Total noninterest expense	21,502	20,948	3	19,498	18,599	5	2,982	2,848	5
Pre-provision profit/(loss)	16,296	17,592	(7)	20,717	19,333	7	4,414	4,002	10
Provision for credit losses	(5,929)	12,395	NM	(1,048)	3,307	NM	(858)	3,294	NM
Net income/(loss)	16,703	3,892	329	16,287	11,745	39	3,995	544	NM
ROE	44%	9%		25%	19%		21%	2%

Nine months ended September 30,	Asset & Wealth Management			Corporate			Total
(in millions, except ratios)	2021	2020	Change	2021	2020	Change	2021	2020	Change
Total net revenue	$12,484	$10,373	20%	$(2,938)	$(927)	(217)%	$94,955	$92,768	2%
Total noninterest expense	7,922	7,201	10	1,551	1,012	53	53,455	50,608	6
Pre-provision profit/(loss)	4,562	3,172	44	(4,489)	(1,939)	(132)	41,500	42,160	(2)
Provision for credit losses	(191)	265	NM	58	108	(46)	(7,968)	19,369	NM
Net income/(loss)	3,591	2,206	63	(2,641)	(1,392)	(90)	37,935	16,995	123
ROE	33%	27%		NM	NM		20%	9%
The following sections provide a comparative discussion of the Firm’s results by segment as of or for the three and nine months ended September 30, 2021 versus the corresponding periods in the prior year, unless otherwise specified.

CONSUMER & COMMUNITY BANKING
Refer to pages 67–70 of JPMorgan Chase's 2020 Form 10-K and Line of Business Metrics on page 191 for a further discussion of the business profile of CCB.

Selected income statement data
	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2021	2020	Change	2021	2020	Change
Revenue
Lending- and deposit-related fees	$786	$771	2%	$2,281	$2,360	(3)%
Asset management, administration and commissions	893	703	27	2,564	2,045	25
Mortgage fees and related income	596	1,076	(45)	1,847	2,313	(20)
Card income	651	826	(21)	2,888	2,145	35
All other income	1,212	1,487	(18)	3,872	4,319	(10)
Noninterest revenue	4,138	4,863	(15)	13,452	13,182	2
Net interest income	8,383	8,032	4	24,346	25,358	(4)
Total net revenue	12,521	12,895	(3)	37,798	38,540	(2)

Provision for credit losses	(459)	795	NM	(5,929)	12,395	NM

Noninterest expense
Compensation expense	3,012	2,804	7	8,965	8,280	8
Noncompensation expense(a)	4,226	4,108	3	12,537	12,668	(1)
Total noninterest expense	7,238	6,912	5	21,502	20,948	3
Income before income tax expense	5,742	5,188	11	22,225	5,197	328
Income tax expense	1,401	1,317	6	5,522	1,305	323
Net income	$4,341	$3,871	12	$16,703	$3,892	329

Revenue by line of business
Consumer & Business Banking	$6,157	$5,697	8	$17,808	$17,211	3
Home Lending	1,400	1,714	(18)	4,207	4,562	(8)
Card & Auto	4,964	5,484	(9)	15,783	16,767	(6)

Mortgage fees and related income details:
Production revenue	614	765	(20)	1,888	1,826	3
Net mortgage servicing revenue(b)	(18)	311	NM	(41)	487	NM
Mortgage fees and related income	$596	$1,076	(45)%	$1,847	$2,313	(20)%

Financial ratios
Return on equity	34%	29%		44%	9%
Overhead ratio	58	54		57	54
(a)Included depreciation expense on leased assets of $769 million and $1.0 billion for the three months ended September 30, 2021 and 2020, respectively, and $2.5 billion and $3.2 billion for the nine months ended September 30, 2021 and 2020, respectively.
(b)Included MSR risk management results of $(145) million and $145 million for the three months ended September 30, 2021 and 2020, respectively, and $(363) million and $134 million for the nine months ended September 30, 2021 and 2020, respectively.
Quarterly results
Net income was $4.3 billion, up 12%, driven by a decrease in the provision for credit losses.
Net revenue was $12.5 billion, a decrease of 3%.
Net interest income was $8.4 billion, up 4%, driven by:
•growth in deposits net of margin compression as well as the impacts from PPP including the accelerated recognition of deferred processing fees due to loan forgiveness in CBB, lower prepayments in Home Lending, higher auto loans, and lower funding costs in Card, partially offset by
•lower revolving loans in Card due to the impact of higher payments and lower cumulative sales volume throughout 2020.
Noninterest revenue was $4.1 billion, down 15%, driven by:
•lower net mortgage servicing revenue reflecting a net loss in MSR risk management results driven by updates to model inputs, compared with a net gain in the prior period,
•lower auto operating lease income as a result of the decline in volume,
•lower card income reflecting the amortization of higher account origination costs, including promotional offers, while net interchange was relatively flat as the increase in debit and credit card sales volume was offset by an increase to the rewards liability, and
•lower mortgage production revenue reflecting the net impact of lower production margins and higher volumes,

partially offset by
•higher asset management fees related to the higher level of client investment assets on higher average market levels and net inflows.
Refer to Note 14 for further information regarding changes in the value of the MSR asset and related hedges, and mortgage fees and related income. Refer to Critical Accounting Estimates on pages 86-88, and Note 5 for additional information on card income.
Noninterest expense was $7.2 billion, up 5%, driven by:
•continued investments in the business, including marketing expense reflecting increases in marketing campaigns and travel-related benefits,
•higher expense reflecting growth across the businesses, including performance-related compensation, partially offset by
•lower depreciation from lower auto lease assets and the impact of higher vehicle collateral values.
The provision for credit losses was a net benefit of $459 million, compared with an expense of $795 million in the prior year, driven by:
•a $950 million reduction in the allowance for credit losses, reflecting improvements in the Firm’s macroeconomic outlook consisting of $850 million in Card and $100 million in CBB, and
•lower net charge-offs predominantly in Card, as consumer cash balances remained elevated benefiting from the residual impact of government stimulus and payment assistance programs.
The prior year included a $300 million reduction in the allowance for credit losses.
Refer to Credit and Investment Risk Management on pages 59-77 and Allowance for Credit Losses on pages 75-76 for further discussions of the credit portfolios and the allowance for credit losses.
Year-to-date results
Net income was $16.7 billion, up $12.8 billion, driven by a decrease in the provision for credit losses.
Net revenue was $37.8 billion, a decrease of 2%.
Net interest income was $24.3 billion, down 4%, driven by:
•lower revolving loans in Card due to the impact of higher payments and lower cumulative sales volume throughout 2020 and the net impact of deposit margin compression and growth in CBB, largely offset by
•lower funding costs in Card related to changes in portfolio mix and the impacts from PPP including the accelerated recognition of deferred processing fees due to loan forgiveness in CBB.
Noninterest revenue was $13.5 billion, up 2%, driven by:
•higher card income due to higher net interchange income reflecting the acceleration of debit and credit card sales volume in 2021, above pre-pandemic levels, and lower amortization costs related to new account originations,
•higher asset management fees related to the higher level of client investment assets on higher average market levels and net inflows, and
•higher mortgage production revenue reflecting higher production volumes, offset by
•lower net mortgage servicing revenue as a result of a net loss in MSR risk management results driven by updates to model inputs, compared with a net gain in the prior period,
•lower auto operating lease income as a result of the decline in volume, and
•lower overdraft fees.
Noninterest expense was $21.5 billion, up 3%, reflecting:
•continued investments in the business, including marketing expense reflecting increases in marketing campaigns and travel-related benefits,
•higher expense reflecting growth across the businesses, including performance-related compensation, largely offset by
•lower depreciation from lower auto lease assets and the impact of higher vehicle collateral values
•lower structural expenses.
The provision for credit losses was a net benefit of $5.9 billion, compared with an expense of $12.4 billion in the prior year, driven by:
•an $8.2 billion reduction in the allowance for credit losses, driven by improvements in the Firm’s macroeconomic outlook, consisting of $6.2 billion in Card, $1.2 billion in Home Lending, primarily due to continued improvements in HPI expectations, $575 million in CBB and $225 million in Auto, and
•lower net charge-offs predominantly in Card, as consumer cash balances remained elevated benefiting from the impact of government stimulus and payment assistance programs.
The prior year included an $8.7 billion addition to the allowance for credit losses.

Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except headcount)	2021	2020	Change	2021	2020	Change
Selected balance sheet data (period-end)
Total assets	$493,169	$487,063	1%	$493,169	$487,063	1%
Loans:
Consumer & Business Banking(a)	40,659	49,646	(18)	40,659	49,646	(18)
Home Lending(b)	179,489	188,561	(5)	179,489	188,561	(5)
Card	143,166	140,377	2	143,166	140,377	2
Auto	68,391	62,304	10	68,391	62,304	10
Total loans	431,705	440,888	(2)	431,705	440,888	(2)
Deposits	1,093,852	909,198	20	1,093,852	909,198	20
Equity	50,000	52,000	(4)	50,000	52,000	(4)
Selected balance sheet data (average)
Total assets	$491,512	$490,094	—	$487,107	$506,726	(4)
Loans:
Consumer & Business Banking	43,256	49,596	(13)	47,469	40,901	16
Home Lending(c)	181,150	192,172	(6)	180,276	200,980	(10)
Card	141,950	140,386	1	137,687	148,445	(7)
Auto	67,785	60,345	12	67,313	60,514	11
Total loans	434,141	442,499	(2)	432,745	450,840	(4)
Deposits	1,076,323	895,535	20	1,034,947	825,493	25
Equity	50,000	52,000	(4)	50,000	52,000	(4)

Headcount	126,586	122,905	3%	126,586	122,905	3%
(a)At September 30, 2021 and 2020, included $11.1 billion and $20.3 billion of loans, respectively, in Business Banking under the PPP. Refer to Credit Portfolio on page 60 for a further discussion of the PPP.
(b)At September 30, 2021 and 2020, Home Lending loans held-for-sale and loans at fair value were $14.5 billion and $10.0 billion, respectively.
(c)Average Home Lending loans held-for sale and loans at fair value were $17.1 billion and $9.2 billion for the three months ended September 30, 2021 and 2020, respectively, and $14.6 billion and $11.2 billion for the nine months ended September 30, 2021 and 2020, respectively.

Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except ratio data)	2021	2020	Change	2021	2020	Change
Credit data and quality statistics
Nonaccrual loans(a)(b)(c)	$5,000	$5,144	(3)%	$5,000	$5,144	(3)%
Net charge-offs/(recoveries)
Consumer & Business Banking	66	54	22	203	188	8
Home Lending	(74)	8	NM	(204)	(119)	(71)
Card	495	1,028	(52)	2,233	3,519	(37)
Auto	4	5	(20)	14	98	(86)
Total net charge-offs/(recoveries)	$491	$1,095	(55)	$2,246	$3,686	(39)

Net charge-off/(recovery) rate
Consumer & Business Banking(d)	0.61%	0.43%		0.57%	0.61%
Home Lending	(0.18)	0.02		(0.16)	(0.08)
Card	1.39	2.92		2.18	3.17
Auto	0.02	0.03		0.03	0.22
Total net charge-off/(recovery) rate	0.47%	1.01%		0.72%	1.12%

30+ day delinquency rate(e)
Home Lending(f)	1.06%	1.62%		1.06%	1.62%
Card	1.00	1.57		1.00	1.57
Auto	0.46	0.54		0.46	0.54

90+ day delinquency rate - Card(e)	0.49%	0.69%		0.49%	0.69%

Allowance for loan losses
Consumer & Business Banking	$797	$1,372	(42)	$797	$1,372	(42)
Home Lending	630	2,685	(77)	630	2,685	(77)
Card	11,650	17,800	(35)	11,650	17,800	(35)
Auto	813	1,044	(22)	813	1,044	(22)
Total allowance for loan losses	$13,890	$22,901	(39)%	$13,890	$22,901	(39)%
(a)At September 30, 2021 and 2020, nonaccrual loans excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $355 million and $851 million, respectively. These amounts have been excluded based upon the government guarantee.
(b)Generally excludes loans that were under payment deferral programs offered in response to the COVID-19 pandemic. Refer to Consumer Credit Portfolio on pages 61-65 for further information on consumer payment assistance activity. Includes loans to customers that have exited COVID-19 related payment deferral programs and are 90 or more days past due, predominantly all of which were considered collateral-dependent at time of exit.
(c)Prior-period amount has been revised to conform with the current presentation.
(d)At September 30, 2021 and 2020, included $11.1 billion and $20.3 billion of loans, respectively, in Business Banking under the PPP. The Firm does not expect to realize material credit losses on PPP loans because the loans are guaranteed by the SBA. Refer to Credit Portfolio on page 60 for a further discussion of the PPP.
(e)At September 30, 2021 and 2020, the principal balance of loans in Home Lending, Card and Auto under payment deferral programs offered in response to the COVID-19 pandemic were as follows: (1) $3.1 billion and $10.2 billion in Home Lending, respectively; (2) $53 million and $368 million in Card, respectively; and (3) $112 million and $411 million in Auto, respectively. Loans that are performing according to their modified terms are generally not considered delinquent. Refer to Consumer Credit Portfolio on pages 61-65 for further information on consumer payment assistance activity.
(f)At September 30, 2021 and 2020, excluded mortgage loans insured by U.S. government agencies of $432 million and $1.1 billion, respectively, that are 30 or more days past due. These amounts have been excluded based upon the government guarantee.

Selected metrics
	As of or for the three months ended September 30,					As of or for the nine months ended September 30,
(in billions, except ratios and where otherwise noted)	2021		2020		Change	2021		2020		Change
Business Metrics
Number of branches	4,854		4,960		(2)%	4,854		4,960		(2)%
Active digital customers (in thousands)(a)	57,961		54,779		6	57,961		54,779		6
Active mobile customers (in thousands)(b)	44,333		40,164		10	44,333		40,164		10
Debit and credit card sales volume	$349.9		$278.2		26	$984.5		$781.8		26

Consumer & Business Banking
Average deposits	$1,056.3		$874.3		21	$1,015.5		$807.2		26
Deposit margin	1.29%		1.43%			1.29%		1.64%
Business banking origination volume(c)	$0.8		$1.4		(38)	$13.1		$25.9		(50)
Client investment assets(d)	681.5		529.2		29	681.5		529.2		29
Number of client advisors	4,689		4,290		9	4,689		4,290		9

Home Lending
Mortgage origination volume by channel
Retail	$23.7		$20.7		14	$69.4		$52.8		31
Correspondent	17.9		8.3		116	51.1		28.5		79
Total mortgage origination volume(e)	$41.6		$29.0		43	$120.5		$81.3		48

Third-party mortgage loans serviced (period-end)	509.3		454.8		12	509.3		454.8		12
MSR carrying value (period-end)	5.3		3.0		77	5.3		3.0		77
Ratio of MSR carrying value (period-end) to third-party mortgage loans serviced (period-end)	1.04%		0.66%			1.04%		0.66%
MSR revenue multiple(f)	3.85	x	2.28	x		3.85	x	2.28	x

Credit Card
Credit card sales volume, excluding Commercial Card	$232.0		$178.1		30	$639.4		$505.7		26
Net revenue rate	9.74%		10.96%			10.84%		10.82%

Auto
Loan and lease origination volume	$11.5		$11.4		1	$35.1		$27.4		28
Average auto operating lease assets	18.8		21.7		(14)%	19.5		22.4		(13)%
(a)Users of all web and/or mobile platforms who have logged in within the past 90 days.
(b)Users of all mobile platforms who have logged in within the past 90 days.
(c)Included origination volume under the PPP of $396 million for the three months ended September 30, 2020 and $10.6 billion and $21.9 billion for the nine months ended September 30, 2021 and 2020, respectively. The program ended on May 31, 2021 for new applications and there was no origination volume under the PPP for the three months ended September 30, 2021. Refer to Credit Portfolio on page 60 for a further discussion of the PPP.
(d)Includes assets invested in managed accounts and J.P. Morgan mutual funds where AWM is the investment manager. Refer to AWM segment results on pages 39-43 for additional information.
(e)Firmwide mortgage origination volume was $46.1 billion and $36.2 billion for the three months ended September 30, 2021 and 2020, respectively, and $134.2 billion and $96.4 billion for the nine months ended September 30, 2021 and 2020, respectively.
(f)Represents the ratio of MSR carrying value (period-end) to third-party mortgage loans serviced (period-end) divided by the ratio of annualized loan servicing-related revenue to third-party mortgage loans serviced (average).

CORPORATE & INVESTMENT BANK
Refer to pages 71–76 of JPMorgan Chase’s 2020 Form 10-K and Line of Business Metrics on page 191 for a further discussion of the business profile of CIB.

Selected income statement data
	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2021	2020	Change	2021	2020	Change
Revenue
Investment banking fees	$3,297	$2,165	52%	$9,857	$6,919	42%
Principal transactions	3,577	3,990	(10)	13,648	14,578	(6)
Lending- and deposit-related fees	634	546	16	1,860	1,496	24
Asset management, administration and commissions	1,240	1,086	14	3,772	3,495	8
All other income	313	331	(5)	924	830	11
Noninterest revenue	9,061	8,118	12	30,061	27,318	10
Net interest income	3,335	3,428	(3)	10,154	10,614	(4)
Total net revenue(a)	12,396	11,546	7	40,215	37,932	6

Provision for credit losses	(638)	(81)	NM	(1,048)	3,307	NM

Noninterest expense
Compensation expense	2,827	2,651	7	10,738	9,654	11
Noncompensation expense	3,044	3,181	(4)	8,760	8,945	(2)
Total noninterest expense	5,871	5,832	1	19,498	18,599	5
Income before income tax expense	7,163	5,795	24	21,765	16,026	36
Income tax expense	1,601	1,486	8	5,478	4,281	28
Net income	$5,562	$4,309	29%	$16,287	$11,745	39%
Financial ratios
Return on equity	26%	21%		25%	19%
Overhead ratio	47	51		48	49
Compensation expense as percentage of total net revenue	23	23		27	25
(a)Includes tax-equivalent adjustments, predominantly due to income tax credits related to alternative energy investments; income tax credits and amortization of the cost of investments in affordable housing projects; and tax-exempt income from municipal bonds of $641 million and $533 million for the three months ended September 30, 2021 and 2020, respectively, and $2.1 billion and $1.7 billion for the nine months ended September 30, 2021 and 2020, respectively. Prior-period tax-equivalent adjustment amounts have been revised to conform with the current presentation. Refer to Note 1 for further information.

Selected income statement data
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2021	2020	Change	2021	2020	Change
Revenue by business
Investment Banking	$3,025	$2,087	45%	$9,300	$6,374	46%
Wholesale Payments	1,624	1,332	22	4,469	4,133	8
Lending	244	333	(27)	738	953	(23)
Total Banking	4,893	3,752	30	14,507	11,460	27
Fixed Income Markets	3,672	4,597	(20)	13,531	16,928	(20)
Equity Markets	2,597	1,999	30	8,575	6,616	30
Securities Services	1,126	1,029	9	3,264	3,200	2
Credit Adjustments & Other(a)	108	169	(36)	338	(272)	NM
Total Markets & Securities Services	7,503	7,794	(4)	25,708	26,472	(3)
Total net revenue	$12,396	$11,546	7%	$40,215	$37,932	6%
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

Quarterly results
Net income was $5.6 billion, up 29% and includes a net benefit in the provision for credit losses.
Net revenue was $12.4 billion, up 7%.
Banking revenue was $4.9 billion, up 30%.
•Investment Banking revenue was $3.0 billion, up 45%, driven by higher Investment Banking fees, up 52%, reflecting higher advisory and equity underwriting fees.
–Advisory fees were $1.2 billion, up 187%, driven by increased M&A activity and wallet share gains.
–Equity underwriting fees were $1.0 billion, up 41%, driven by wallet share gains and increased activity in the IPO market.
–Debt underwriting fees were $1.0 billion, up 3%, driven by an active leveraged loan market primarily related to acquisition financing.
•Wholesale Payments revenue was $1.6 billion, up 22%, and included gains on equity investments. Excluding these gains, revenue was $1.5 billion, up 10%, driven by higher deposit balances and fees, partially offset by deposit margin compression.
•Lending revenue was $244 million, down 27%, driven by lower net interest income.
Markets & Securities Services revenue was $7.5 billion, down 4%. Markets revenue was $6.3 billion, down 5%.
•Fixed Income Markets revenue was $3.7 billion, down 20%, driven by lower revenue in Commodities, Rates and Spread products compared to a strong prior year, including an adjustment to liquidity assumptions in the derivatives portfolio.
•Equity Markets revenue was $2.6 billion, up 30%, driven by strong performance across prime brokerage, derivatives, and Cash Equities.
•Securities Services revenue was $1.1 billion, up 9%, driven by growth in fees and deposit balances.
Noninterest expense was $5.9 billion, relatively flat to the prior year, as higher structural expense, volume- and revenue- related expense and investments in the business, including technology and front office hires, were offset by lower legal expense.
The provision for credit losses was a net benefit of $638 million, driven by a net reduction in the allowance for credit losses, compared with a net benefit of $81 million in the prior year.
Refer to Credit and Investment Risk Management on pages 59-77 and Allowance for Credit Losses on pages 75-76 for further discussions of the credit portfolios and the allowance for credit losses.
Year-to-date results
Net income was $16.3 billion, up 39%, primarily reflecting the absence of an increase in the provision for credit losses in the prior year.
Net revenue was $40.2 billion, up 6%.
Banking revenue was $14.5 billion, up 27%.
•Investment Banking revenue was $9.3 billion, up 46%, driven by higher Investment Banking fees, up 42%, reflecting higher fees across products. The Firm ranked #1 for Global Investment Banking fees, according to Dealogic.
–Advisory fees were $2.8 billion, up 84%, driven by increased M&A activity and wallet share gains.
–Equity underwriting fees were $3.2 billion, up 54%, driven by increased activity and wallet share gains in the IPO market.
–Debt underwriting fees were $3.9 billion, up 16%, predominantly driven by an active leveraged loan market primarily related to acquisition financing.
•Wholesale Payments revenue was $4.5 billion, up 8% and included gains on equity investments. Excluding these gains, revenue was $4.3 billion, up 4%, driven by higher deposit balances and fees, largely offset by deposit margin compression.
•Lending revenue was $738 million, down 23%, driven by lower net interest income, partially offset by higher loan commitment fees.
Markets & Securities Services revenue was $25.7 billion, down 3%. Markets revenue was $22.1 billion, down 6%.
•Fixed Income Markets revenue was $13.5 billion, down 20%, driven by lower revenue in Rates, Currencies & Emerging Markets, Fixed Income Financing and Commodities compared to a strong prior year, partially offset by higher revenue in Securitized Products.
•Equity Markets revenue was $8.6 billion, up 30%, driven by strong performance across derivatives, prime brokerage, and Cash Equities.
•Securities Services revenue was $3.3 billion, up 2%, with growth in deposits and fees, predominantly offset by deposit margin compression.
•Credit Adjustments & Other was a gain of $338 million largely driven by valuation adjustments related to derivatives. The prior year loss of $272 million was predominantly driven by losses on certain components of fair value option elected liabilities, as well as the impact of funding spread widening on derivatives.
Noninterest expense was $19.5 billion, up 5%, predominantly driven by higher volume- and revenue-related expense, largely performance-related compensation, as well as higher structural expense, partially offset by lower legal expense.
The provision for credit losses was a net benefit of $1.0 billion, driven by a net reduction in the allowance for credit losses, compared with an expense of $3.3 billion in the prior year.

Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except headcount)	2021	2020	Change	2021	2020	Change
Selected balance sheet data (period-end)
Total assets(a)	$1,355,752	$1,088,282	25%	$1,355,752	$1,088,282	25%
Loans:
Loans retained(b)	151,211	126,841	19	151,211	126,841	19
Loans held-for-sale and loans at fair value(c)	52,436	33,046	59	52,436	33,046	59
Total loans	203,647	159,887	27	203,647	159,887	27
Equity	83,000	80,000	4	83,000	80,000	4
Selected balance sheet data (average)
Total assets(a)	$1,331,240	$1,099,618	21	$1,332,244	$1,116,072	19
Trading assets-debt and equity instruments(d)	442,623	430,149	3	461,728	417,686	11
Trading assets-derivative receivables(d)	64,730	73,978	(13)	69,159	67,858	2
Loans:
Loans retained(b)	$149,826	$131,187	14	$142,286	$137,996	3
Loans held-for-sale and loans at fair value(c)	53,712	30,205	78	50,616	32,974	54
Total loans	$203,538	$161,392	26	$192,902	$170,970	13
Equity	83,000	80,000	4	83,000	80,000	4
Headcount(e)	66,267	61,830	7%	66,267	61,830	7%
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
(d)Prior-period amounts have been revised to conform with the current presentation.
(e)During the six months ended June 30, 2021, 1,155 technology and risk management employees were transferred from Corporate to CIB.

Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except ratios)	2021	2020	Change	2021	2020	Change
Credit data and quality statistics
Net charge-offs/(recoveries)	$2	$23	(91)%	$(17)	$282	NM
Nonperforming assets:
Nonaccrual loans:
Nonaccrual loans retained(a)	$547	$1,178	(54)	$547	$1,178	(54)
Nonaccrual loans held-for-sale and loans at fair value(b)	1,234	2,111	(42)	1,234	2,111	(42)
Total nonaccrual loans	1,781	3,289	(46)	1,781	3,289	(46)
Derivative receivables	393	140	181	393	140	181
Assets acquired in loan satisfactions	95	88	8	95	88	8
Total nonperforming assets	$2,269	$3,517	(35)	$2,269	$3,517	(35)
Allowance for credit losses:
Allowance for loan losses(c)	$1,442	$2,863	(50)	$1,442	$2,863	(50)
Allowance for lending-related commitments(c)	1,426	1,706	(16)	1,426	1,706	(16)
Total allowance for credit losses	$2,868	$4,569	(37)%	$2,868	$4,569	(37)%
Net charge-off/(recovery) rate(c)(d)	0.01%	0.07%		(0.02)%	0.27%
Allowance for loan losses to period-end loans retained(c)	0.95	2.26		0.95	2.26
Allowance for loan losses to period-end loans retained, excluding trade finance and conduits(c)(e)	1.29	3.15		1.29	3.15
Allowance for loan losses to nonaccrual loans retained(a)(c)	264	243		264	243
Nonaccrual loans to total period-end loans	0.87%	2.06%		0.87%	2.06%
(a)Allowance for loan losses of $138 million and $320 million were held against these nonaccrual loans at September 30, 2021 and 2020, respectively.
(b)At September 30, 2021 and 2020, nonaccrual loans excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $289 million and $297 million, respectively. These amounts have been excluded based upon the government guarantee.
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

Investment banking fees
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2021	2020	Change	2021	2020	Change
Advisory	$1,228	$428	187%	$2,824	$1,533	84%
Equity underwriting	1,032	732	41	3,151	2,040	54
Debt underwriting(a)	1,037	1,005	3	3,882	3,346	16
Total investment banking fees	$3,297	$2,165	52%	$9,857	$6,919	42%
(a)Represents long-term debt and loan syndications.

League table results – wallet share
	Three months ended September 30,				Nine months ended September 30,				Full-year 2020
	2021		2020		2021		2020
	Rank	Share	Rank	Share	Rank	Share	Rank	Share	Rank	Share
Based on fees(a)
M&A(b)
Global	# 2	9.9%	# 2	9.0%	# 2	9.5%	# 2	9.0%	# 2	9.0%
U.S.	3	10.5	1	11.6	2	10.1	2	9.6	2	9.5
Equity and equity-related(c)
Global	2	9.5	3	8.1	2	9.3	2	9.8	2	8.9
U.S.	2	12.5	2	11.7	2	11.6	2	12.8	2	12.0
Long-term debt(d)
Global	2	7.0	1	8.3	1	8.5	1	9.0	1	8.8
U.S.	2	9.1	1	11.9	1	12.0	1	12.7	1	12.8
Loan syndications
Global	2	7.6	1	14.2	1	11.0	1	11.3	1	11.1
U.S.	2	8.7	1	17.8	1	12.5	1	13.4	1	12.3
Global investment banking fees(e)	# 2	8.8%	# 1	8.9%	# 1	9.4%	# 1	9.5%	# 1	9.2%
(a)Source: Dealogic as of October 1, 2021. Reflects the ranking of revenue wallet and market share.
(b)Global M&A excludes any withdrawn transactions. U.S. M&A revenue wallet represents wallet from client parents based in the U.S.
(c)Global equity and equity-related ranking includes rights offerings and Chinese A-Shares.
(d)Long-term debt rankings include investment-grade, high-yield, supranationals, sovereigns, agencies, covered bonds, asset-backed securities ("ABS") and mortgage-backed securities (“MBS”); and exclude money market, short-term debt, and U.S. municipal securities.
(e)Global investment banking fees exclude money market, short-term debt and shelf securities.

Markets revenue
The following table summarizes select income statement data for the Markets businesses. Markets includes both Fixed Income Markets and Equity Markets. Markets revenue comprises principal transactions, fees, commissions and other income, as well as net interest income. The Firm assesses its Markets business performance on a total revenue basis, as offsets may occur across revenue line items. For example, securities that generate net interest income may be risk-managed by derivatives that are reflected at fair value in principal transactions revenue. Refer to Notes 5 and 6 for a description of the composition of these income statement line items. Refer to Markets revenue on page 74 of JPMorgan Chase’s 2020 Form 10-K for further information.
For the periods presented below, the predominant source of principal transactions revenue was the amount recognized upon executing new transactions.

	Three months ended September 30,			Three months ended September 30,
	2021			2020
(in millions)	Fixed Income Markets	Equity Markets	Total Markets	Fixed Income Markets	Equity Markets	Total Markets
Principal transactions	$1,624	$1,864	$3,488	$2,411	$1,402	$3,813
Lending- and deposit-related fees	83	4	87	62	3	65
Asset management, administration and commissions	127	467	594	100	437	537
All other income	173	(40)	133	138	(33)	105
Noninterest revenue	2,007	2,295	4,302	2,711	1,809	4,520
Net interest income	1,665	302	1,967	1,886	190	2,076
Total net revenue	$3,672	$2,597	$6,269	$4,597	$1,999	$6,596

	Nine months ended September 30,			Nine months ended September 30,
	2021			2020
(in millions)	Fixed Income Markets	Equity Markets	Total Markets	Fixed Income Markets	Equity Markets	Total Markets
Principal transactions	$7,113	$6,225	$13,338	$10,205	$4,862	$15,067
Lending- and deposit-related fees	234	12	246	157	7	164
Asset management, administration and commissions	377	1,496	1,873	304	1,542	1,846
All other income	532	(60)	472	315	(56)	259
Noninterest revenue	8,256	7,673	15,929	10,981	6,355	17,336
Net interest income	5,275	902	6,177	5,947	261	6,208
Total net revenue	$13,531	$8,575	$22,106	$16,928	$6,616	$23,544

Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except where otherwise noted)	2021	2020	Change	2021	2020	Change
Assets under custody (“AUC”) by asset class (period-end) (in billions):
Fixed Income	$15,799	$15,360	3%	$15,799	$15,360	3%
Equity	12,276	9,914	24	12,276	9,914	24
Other(a)	3,887	3,354	16	3,887	3,354	16
Total AUC	$31,962	$28,628	12	$31,962	$28,628	12
Merchant processing volume (in billions)(b)	$470.9	$406.1	16	$1,371.8	$1,152.8	19
Client deposits and other third-party liabilities (average)(c)	$714,376	$634,961	13%	$714,039	$585,955	22%
(a)Consists of mutual funds, unit investment trusts, currencies, annuities, insurance contracts, options and other contracts.
(b)Represents total merchant processing volume across CIB, CCB and CB.
(c)Client deposits and other third-party liabilities pertain to the Wholesale Payments and Securities Services businesses.

International metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except where otherwise noted)	2021	2020	Change	2021	2020	Change
Total net revenue(a)
Europe/Middle East/Africa	$3,201	$3,126	2%	$11,045	$10,694	3%
Asia-Pacific	1,973	1,909	3	6,026	5,881	2
Latin America/Caribbean	526	423	24	1,480	1,517	(2)
Total international net revenue	5,700	5,458	4	18,551	18,092	3
North America	6,696	6,088	10	21,664	19,840	9
Total net revenue	$12,396	$11,546	7	$40,215	$37,932	6

Loans retained (period-end)(a)
Europe/Middle East/Africa	$32,922	$26,945	22	$32,922	$26,945	22
Asia-Pacific	14,544	12,734	14	14,544	12,734	14
Latin America/Caribbean	6,495	6,306	3	6,495	6,306	3
Total international loans	53,961	45,985	17	53,961	45,985	17
North America	97,250	80,856	20	97,250	80,856	20
Total loans retained	$151,211	$126,841	19	$151,211	$126,841	19

Client deposits and other third-party liabilities (average)(b)
Europe/Middle East/Africa	$245,895	$212,635	16	$243,279	$206,629	18
Asia-Pacific	131,110	128,519	2	131,836	119,417	10
Latin America/Caribbean	47,374	39,674	19	46,607	35,638	31
Total international	$424,379	$380,828	11	$421,722	$361,684	17
North America	289,997	254,133	14	292,317	224,271	30
Total client deposits and other third-party liabilities	$714,376	$634,961	13	$714,039	$585,955	22

AUC (period-end)(b) (in billions)
North America	$20,792	$18,534	12	$20,792	$18,534	12
All other regions	11,170	10,094	11	11,170	10,094	11
Total AUC	$31,962	$28,628	12%	$31,962	$28,628	12%
(a)Total net revenue and loans retained (excluding loans held-for-sale and loans at fair value) are based on the location of the trading desk, booking location, or domicile of the client, as applicable.
(b)Client deposits and other third-party liabilities pertaining to the Wholesale Payments and Securities Services businesses, and AUC, are based on the domicile of the client.

COMMERCIAL BANKING
Refer to pages 77–79 of JPMorgan Chase’s 2020 Form 10-K and Line of Business Metrics on page 192 for a discussion of the business profile of CB.

Selected income statement data
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2021	2020	Change	2021	2020	Change
Revenue
Lending- and deposit-related fees	$355	$304	17%	$1,036	$862	20%
All other income	633	457	39	1,819	1,330	37
Noninterest revenue	988	761	30	2,855	2,192	30
Net interest income	1,532	1,524	1	4,541	4,658	(3)
Total net revenue(a)	2,520	2,285	10	7,396	6,850	8

Provision for credit losses	(363)	(147)	(147)	(858)	3,294	NM

Noninterest expense
Compensation expense	511	492	4	1,477	1,394	6
Noncompensation expense	521	477	9	1,505	1,454	4
Total noninterest expense	1,032	969	7	2,982	2,848	5

Income before income tax expense	1,851	1,463	27	5,272	708	NM
Income tax expense	444	377	18	1,277	164	NM
Net income	$1,407	$1,086	30%	$3,995	$544	NM
(a)Total net revenue included tax-equivalent adjustments from income tax credits related to equity investments in designated community development entities and in entities established for rehabilitation of historic properties, as well as tax-exempt income related to municipal financing activities of $80 million and $82 million for the three months ended September 30, 2021 and 2020, respectively, and $231 million and $243 million for the nine months ended September 30, 2021 and 2020, respectively.

Selected income statement data (continued)
	Three months ended September 30,			Nine months ended September 30,
(in millions, except ratios)	2021	2020	Change	2021	2020	Change
Revenue by product
Lending	$1,138	$1,138	—%	$3,478	$3,219	8%
Wholesale payments	947	867	9	2,704	2,770	(2)
Investment banking(a)	416	260	60	1,136	751	51
Other	19	20	(5)	78	110	(29)
Total net revenue	$2,520	$2,285	10	$7,396	$6,850	8

Investment banking revenue, gross(b)	$1,343	$840	60	$3,636	$2,377	53

Revenue by client segments
Middle Market Banking	$1,017	$880	16	$2,942	$2,693	9
Corporate Client Banking	878	808	9	2,580	2,347	10
Commercial Real Estate Banking	602	576	5	1,805	1,683	7
Other	23	21	10	69	127	(46)
Total net revenue	$2,520	$2,285	10%	$7,396	$6,850	8%

Financial ratios
Return on equity	22%	19%		21%	2%
Overhead ratio	41	42		40	42
(a)Includes CB’s share of revenue from investment banking products sold to CB clients through the CIB.
(b)Refer to Business Segment Results on page 22 for discussion of revenue sharing.

Quarterly results
Net income was $1.4 billion, up 30%, largely driven by a decrease in the provision for credit losses.
Net revenue was $2.5 billion, up 10%. Net interest income was $1.5 billion, up 1%, driven by the impact of lower funding costs on loans and higher deposit balances, largely offset by deposit margin compression. Noninterest revenue was $988 million, up 30%, driven by higher investment banking revenue and wholesale payments revenue.
Noninterest expense was $1.0 billion, up 7%, predominantly driven by higher investments in the business and higher volume- and revenue- related expense.
The provision for credit losses was a net benefit of $363 million, driven by a net reduction in the allowance for credit losses, compared with a net benefit of $147 million in the prior year.
Refer to Credit and Investment Risk Management on pages 59-77 and Allowance for Credit Losses on pages 75-76 for further discussions of the credit portfolios and the allowance for credit losses.
Year-to-date results
Net income was $4.0 billion, up $3.5 billion, predominantly driven by a decrease in the provision for credit losses.
Net revenue was $7.4 billion, up 8%. Net interest income was $4.5 billion, down 3%, driven by deposit margin compression, offset by the impact of lower funding costs on loans and higher deposit balances. Noninterest revenue was $2.9 billion, up 30%, predominantly driven by higher investment banking revenue and wholesale payments revenue.
Noninterest expense was $3.0 billion, up 5%, driven by higher investments in the business and higher volume- and revenue-related expense.
The provision for credit losses was a net benefit of $858 million, driven by a net reduction in the allowance for credit losses, compared with an expense of $3.3 billion in the prior year.

Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except headcount)	2021	2020	Change	2021	2020	Change
Selected balance sheet data (period-end)
Total assets	$227,670	$228,583	—%	$227,670	$228,583	—%
Loans:
Loans retained	201,283	214,352	(6)	201,283	214,352	(6)
Loans held-for-sale and loans at fair value	3,412	349	NM	3,412	349	NM
Total loans	$204,695	$214,701	(5)	$204,695	$214,701	(5)
Equity	24,000	22,000	9	24,000	22,000	9

Period-end loans by client segment
Middle Market Banking(a)	$58,918	$61,812	(5)	$58,918	$61,812	(5)
Corporate Client Banking	45,107	49,857	(10)	45,107	49,857	(10)
Commercial Real Estate Banking	100,458	102,484	(2)	100,458	102,484	(2)
Other	212	548	(61)	212	548	(61)
Total loans(a)	$204,695	$214,701	(5)	$204,695	$214,701	(5)

Selected balance sheet data (average)
Total assets	$222,760	$231,691	(4)	$224,955	$235,079	(4)
Loans:
Loans retained	199,789	217,498	(8)	202,002	220,167	(8)
Loans held-for-sale and loans at fair value	2,790	629	344	2,840	986	188
Total loans	$202,579	$218,127	(7)	$204,842	$221,153	(7)

Average loans by client segment
Middle Market Banking	$59,032	$63,029	(6)	$60,243	$61,789	(3)
Corporate Client Banking	43,330	51,608	(16)	44,154	55,967	(21)
Commercial Real Estate Banking	100,120	102,905	(3)	100,213	102,650	(2)
Other	97	585	(83)	232	747	(69)
Total loans	$202,579	$218,127	(7)	$204,842	$221,153	(7)

Client deposits and other third-party liabilities	$300,595	$248,289	21	$293,981	$224,774	31
Equity	24,000	22,000	9	24,000	22,000	9

Headcount	12,584	11,704	8%	12,584	11,704	8%
(a)At September 30, 2021 and 2020, total loans included $2.0 billion and $6.6 billion of loans, respectively, under the PPP, of which $1.9 billion and $6.4 billion were in Middle Market Banking, respectively. Refer to Credit Portfolio on page 60 for a further discussion of the PPP.

Selected metrics (continued)
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except ratios)	2021	2020	Change	2021	2020	Change
Credit data and quality statistics
Net charge-offs/(recoveries)	$31	$60	(48)%	$63	$239	(74)%
Nonperforming assets
Nonaccrual loans:
Nonaccrual loans retained(a)(b)	$735	$1,468	(50)%	$735	$1,468	(50)%
Nonaccrual loans held-for-sale and loans at fair value(b)	—	85	NM	—	85	NM
Total nonaccrual loans	$735	$1,553	(53)	$735	$1,553	(53)
Assets acquired in loan satisfactions	16	24	(33)	16	24	(33)
Total nonperforming assets	$751	$1,577	(52)	$751	$1,577	(52)
Allowance for credit losses:
Allowance for loan losses(b)	$2,354	$4,466	(47)	$2,354	$4,466	(47)
Allowance for lending-related commitments(b)	711	864	(18)	711	864	(18)
Total allowance for credit losses	$3,065	$5,330	(42)%	$3,065	$5,330	(42)%
Net charge-off/(recovery) rate(c)	0.06%	0.11%		0.04%	0.15%
Allowance for loan losses to period-end loans retained(b)	1.17	2.08		1.17	2.08
Allowance for loan losses to nonaccrual loans retained(a)(b)	320	304		320	304
Nonaccrual loans to period-end total loans	0.36	0.72		0.36	0.72
(a)Allowance for loan losses of $123 million and $367 million was held against nonaccrual loans retained at September 30, 2021 and 2020, respectively.
(b)Prior-period amounts have been revised to conform with the current presentation.
(c)Loans held-for-sale and loans at fair value were excluded when calculating the net charge-off/(recovery) rate.

ASSET & WEALTH MANAGEMENT
Refer to pages 80–82 of JPMorgan Chase’s 2020 Form 10-K and Line of Business Metrics on pages 192-193 for a discussion of the business profile of AWM.

Selected income statement data
(in millions, except ratios)	Three months ended September 30,			Nine months ended September 30,
	2021	2020	Change	2021	2020	Change
Revenue
Asset management, administration and commissions	$3,096	$2,646	17%	$9,003	$7,718	17%
All other income	216	93	132	620	125	396
Noninterest revenue	3,312	2,739	21	9,623	7,843	23
Net interest income	988	815	21	2,861	2,530	13
Total net revenue	4,300	3,554	21	12,484	10,373	20

Provision for credit losses	(60)	(52)	(15)	(191)	265	NM

Noninterest expense
Compensation expense	1,387	1,232	13	4,132	3,636	14
Noncompensation expense	1,375	1,211	14	3,790	3,565	6
Total noninterest expense	2,762	2,443	13	7,922	7,201	10

Income before income tax expense	1,598	1,163	37	4,753	2,907	64
Income tax expense	404	287	41	1,162	701	66
Net income	$1,194	$876	36	$3,591	$2,206	63

Revenue by line of business
Asset Management	$2,337	$1,924	21	$6,758	$5,444	24
Global Private Bank(a)	1,963	1,630	20	5,726	4,929	16
Total net revenue	$4,300	$3,554	21%	$12,484	$10,373	20%

Financial ratios
Return on equity	33%	32%		33%	27%
Overhead ratio	64	69		63	69
Pre-tax margin ratio:
Asset Management	36	30		36	27
Global Private Bank(a)	38	35		40	28
Asset & Wealth Management	37	33		38	28
(a)In the first quarter of 2021, the Wealth Management business was renamed Global Private Bank. In the fourth quarter of 2020, certain wealth management clients were transferred from AWM Global Private Bank to the J.P. Morgan Wealth Management unit in CCB’s Consumer & Business Banking business. For further information see page 80 of the 2020 Form 10-K.
Quarterly results
Net income was $1.2 billion, up 36%.
Net revenue was $4.3 billion, up 21%. Net interest income was $988 million, up 21%. Noninterest revenue was $3.3 billion, up 21%.
Revenue from Asset Management was $2.3 billion, up 21%, predominantly driven by:
•higher asset management fees on cumulative net inflows into long-term products and higher average market levels, net of liquidity fee waivers; and higher performance fees.
Revenue from Global Private Bank was $2.0 billion, up 20%, predominantly driven by:
•higher deposit and loan balances, higher asset management fees, as well as the impact of lower funding costs on loans, partially offset by deposit margin compression.
Noninterest expense was $2.8 billion, up 13% predominantly driven by higher performance-related compensation, distribution fees, and structural expense.
Refer to Credit and Investment Risk Management on pages 59-77 and Allowance for Credit Losses on pages 75-76 for further discussions of the credit portfolios and the allowance for credit losses.
Year-to-date results
Net income was $3.6 billion, an increase of 63%.
Net revenue was $12.5 billion, an increase of 20%. Net interest income was $2.9 billion, up 13%. Noninterest revenue was $9.6 billion, up 23%.
Revenue from Asset Management was $6.8 billion, up 24%, predominantly driven by:
•higher asset management fees on strong cumulative net inflows into long-term and liquidity products and higher average market levels, net of liquidity fee waivers; and higher net investment valuation gains.

Revenue from Global Private Bank was $5.7 billion, up 16%, predominantly driven by:
•higher deposit and loan balances, higher asset management fees, as well as the impact of lower funding costs on loans, partially offset by deposit margin compression.
Noninterest expense was $7.9 billion, an increase of 10%, predominantly driven by performance-related compensation and distribution fees.
The provision for credit losses was a net benefit of $191 million, driven by a reduction in the allowance for credit losses, compared with an expense of $265 million in the prior year.

Asset Management has two high-level measures of its overall fund performance.
Effective September 2021, AWM changed the source for the peer group quartile rankings of its funds from Lipper to Morningstar for U.S.-domiciled funds (except for “Municipals” and “Investor” funds, for which the source remains Lipper) and Taiwan domiciled funds. AWM evaluates fund performance utilizing this peer group ranking and believes that it provides investors with comparability across the industry. This change resulted in positive impacts on the quartile rankings shown in the following table, and both positive and negative impacts on the quartile rankings for prior periods, as compared to how they would have been ranked by Lipper. In addition, AWM has changed its selection of the “primary share class” for certain non-U.S. funds, as set forth below, in order to establish a more consistent approach across these products. Prior periods in the following table have been revised to conform to the current presentation.

• Percentage of mutual fund assets under management in funds rated 4- or 5-star: Mutual fund rating services rank funds based on their risk-adjusted performance over various periods. A 5-star rating is the best rating and represents the top 10% of industry-wide ranked funds. A 4-star rating represents the next 22.5% of industry-wide ranked funds. A 3-star rating represents the next 35% of industry-wide ranked funds. A 2-star rating represents the next 22.5% of industry-wide ranked funds. A 1-star rating is the worst rating and represents the bottom 10% of industry-wide ranked funds. An overall Morningstar rating is derived from a weighted average of the performance associated with a fund’s three-, five- and ten- year (if applicable) Morningstar Rating metrics. For U.S.-domiciled funds, separate star ratings are provided at the individual share class level. The Nomura “star rating” is based on three-year risk-adjusted performance only. Funds with fewer than three years of history are not rated and hence excluded from these rankings. All ratings, the assigned peer categories and the asset values used to derive these rankings are sourced from the applicable fund rating provider. Where applicable, the fund rating providers redenominate asset values into U.S. dollars. The percentage of AUM is based on star ratings at the share class level for U.S.-domiciled funds, and at a “primary share class” level to represent the star rating of all other funds, except for Japan, for which Nomura provides ratings at the fund level. The performance data may have been different if all share classes had been included. Past performance is not indicative of future results.

• Percentage of mutual fund assets under management in funds ranked in the 1st or 2nd quartile (one, three and five years): All quartile rankings, the assigned peer categories and the asset values used to derive these rankings are sourced from the fund rating providers. Quartile rankings are based on the net-of-fee absolute return of each fund. Where applicable, the fund rating providers redenominate asset values into U.S. dollars. The percentage of AUM is based on fund performance and associated peer rankings at the share class level for U.S.-domiciled funds, at a “primary share class” level to represent the quartile ranking for U.K., Luxembourg and Hong Kong funds and at the fund level for all other funds. The performance data may have been different if all share classes had been included. Past performance is not indicative of future results.

“Primary share class” means the C share class for European funds and Acc share class for Hong Kong and Taiwan funds. If these share classes are not available, the oldest share class is used as the primary share class.

Selected metrics
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except ranking data, headcount and ratios)	2021	2020	Change	2021	2020	Change
% of JPM mutual fund assets rated as 4- or 5-star(a)	70%	63%		70%	63%
% of JPM mutual fund assets ranked in 1st or 2nd quartile:(b)
1 year	60	55		60	55
3 years	78	71		78	71
5 years	78	71		78	71

Selected balance sheet data (period-end)(c)
Total assets	$221,702	$187,858	18%	$221,702	$187,858	18%
Loans	202,871	172,695	17	202,871	172,695	17
Deposits	242,309	166,049	46	242,309	166,049	46
Equity	14,000	10,500	33	14,000	10,500	33

Selected balance sheet data (average)(c)
Total assets	$219,022	$181,850	20	$213,679	$177,539	20
Loans	200,635	167,645	20	194,888	162,803	20
Deposits	229,710	162,589	41	218,742	155,779	40
Equity	14,000	10,500	33	14,000	10,500	33

Headcount	22,051	21,058	5	22,051	21,058	5

Number of Global Private Bank client advisors	2,646	2,520	5	2,646	2,520	5

Credit data and quality statistics(c)
Net charge-offs/(recoveries)	$(1)	$2	NM	$22	$2	NM
Nonaccrual loans	686	970	(29)	686	970	(29)
Allowance for credit losses:
Allowance for loan losses	$402	$580	(31)	$402	$580	(31)
Allowance for lending-related commitments	20	41	(51)	20	41	(51)
Total allowance for credit losses	$422	$621	(32)%	$422	$621	(32)%
Net charge-off/(recovery) rate	—%	—%		0.02%	—%
Allowance for loan losses to period-end loans	0.20	0.34		0.2	0.34
Allowance for loan losses to nonaccrual loans	59	60		59	60
Nonaccrual loans to period-end loans	0.34	0.56		0.34	0.56
(a)Represents the Morningstar Rating for all domiciled funds except for Japan domiciled funds which use Nomura. Includes only Asset Management retail open-ended mutual funds that have a rating. Excludes money market funds, Undiscovered Managers Fund, and Brazil domiciled funds. Prior-period amounts were revised to conform with the current period presentation.
(b)Quartile ranking sourced from Morningstar, Lipper and Nomura based on country of domicile. Includes only Asset Management retail open-ended mutual funds that are ranked by the aforementioned sources. Excludes money market funds, Undiscovered Managers Fund, and Brazil domiciled funds. Prior-period amounts were revised to conform with the current period presentation.
(c)Loans, deposits and related credit data and quality statistics relate to the Global Private Bank business.

Client assets
Client assets of $4.1 trillion and assets under management of $3.0 trillion were up 22% and 17%, respectively, driven by higher market levels and cumulative net inflows.

Client assets
	As of September 30,
(in billions)	2021	2020	Change
Assets by asset class
Liquidity	$685	$674	2%
Fixed income	695	650	7
Equity	725	499	45
Multi-asset	702	593	18
Alternatives	189	144	31
Total assets under management	2,996	2,560	17
Custody/brokerage/administration/deposits	1,100	810	36
Total client assets(a)	$4,096	$3,370	22

Assets by client segment
Private Banking	$773	$650	19
Global Institutional(b)	1,375	1,245	10
Global Funds(b)	848	665	28
Total assets under management	$2,996	$2,560	17

Private Banking	$1,817	$1,422	28
Global Institutional(b)	1,425	1,278	12
Global Funds(b)	854	670	27
Total client assets(a)	$4,096	$3,370	22%
(a)Includes CCB client investment assets invested in managed accounts and J.P. Morgan mutual funds where AWM is the investment manager.
(b)In the first quarter of 2021, Institutional and Retail client segments were renamed to Global Institutional and Global Funds, respectively. This did not result in a change to the clients within either client segment.

Client assets (continued)
	Three months ended September 30,		Nine months ended September 30,
(in billions)	2021	2020	2021	2020
Assets under management rollforward
Beginning balance	$2,987	$2,476	$2,716	$2,328
Net asset flows:
Liquidity	(11)	(30)	48	140
Fixed income	11	22	36	40
Equity	16	9	67	19
Multi-asset	3	(1)	11	(5)
Alternatives	3	2	16	5
Market/performance/other impacts	(13)	82	102	33
Ending balance, September 30	$2,996	$2,560	$2,996	$2,560

Client assets rollforward
Beginning balance	$4,044	$3,241	$3,652	$3,089
Net asset flows	75	11	280	237
Market/performance/other impacts	(23)	118	164	44
Ending balance, September 30	$4,096	$3,370	$4,096	$3,370

International
	Three months ended September 30,			Nine months ended September 30,
(in millions)	2021	2020	Change	2021	2020	Change
Total net revenue (a)
Europe/Middle East/Africa	$905	$755	20%	$2,627	$2,097	25%
Asia-Pacific	503	413	22	1,513	1,191	27
Latin America/Caribbean	229	199	15	659	585	13
Total international net revenue	1,637	1,367	20	4,799	3,873	24
North America	2,663	2,187	22	7,685	6,500	18
Total net revenue(a)	$4,300	$3,554	21%	$12,484	$10,373	20%
(a)Regional revenue is based on the domicile of the client.

	As of September 30,			As of September 30,
(in billions)	2021	2020	Change	2021	2020	Change
Assets under management
Europe/Middle East/Africa	$548	$481	14%	$548	$481	14%
Asia-Pacific	246	203	21	246	203	21
Latin America/Caribbean	76	67	13	76	67	13
Total international assets under management	870	751	16	870	751	16
North America	2,126	1,809	18	2,126	1,809	18
Total assets under management	$2,996	$2,560	17	$2,996	$2,560	17

Client assets
Europe/Middle East/Africa	$669	$578	16	$669	$578	16
Asia-Pacific	371	295	26	371	295	26
Latin America/Caribbean	181	153	18	181	153	18
Total international client assets	1,221	1,026	19	1,221	1,026	19
North America	2,875	2,344	23	2,875	2,344	23
Total client assets	$4,096	$3,370	22%	$4,096	$3,370	22%

CORPORATE
Refer to pages 83–84 of JPMorgan Chase’s 2020 Form 10-K for a discussion of Corporate.

Selected income statement and balance sheet data
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions, except headcount)	2021	2020	Change	2021	2020	Change
Revenue
Principal transactions	$(103)	$87	NM	$161	$(28)	NM
Investment securities gains/(losses)	(256)	466	NM	(397)	725	NM
All other income	117	(210)	NM	168	(90)	NM
Noninterest revenue	(242)	343	NM	(68)	607	NM
Net interest income	(1,054)	(682)	(55)%	(2,870)	(1,534)	(87)%
Total net revenue(a)	(1,296)	(339)	(282)	(2,938)	(927)	(217)

Provision for credit losses	(7)	96	NM	58	108	(46)

Noninterest expense	160	719	(78)	1,551	1,012	53
Income/(loss) before income tax expense/(benefit)	(1,449)	(1,154)	(26)	(4,547)	(2,047)	(122)
Income tax expense/(benefit)	(632)	(455)	(39)	(1,906)	(655)	(191)
Net income/(loss)	$(817)	$(699)	(17)	$(2,641)	$(1,392)	(90)
Total net revenue
Treasury and CIO	$(1,198)	$(243)	(393)	$(2,984)	$(745)	(301)
Other Corporate	(98)	(96)	(2)	46	(182)	NM
Total net revenue	$(1,296)	$(339)	(282)	$(2,938)	$(927)	(217)
Net income/(loss)
Treasury and CIO	$(998)	$(349)	(186)	$(2,629)	$(816)	(222)
Other Corporate	181	(350)	NM	(12)	(576)	98
Total net income/(loss)	$(817)	$(699)	(17)	$(2,641)	$(1,392)	(90)
Total assets (period-end)	$1,459,283	$1,253,275	16	$1,459,283	$1,253,275	16
Loans (period-end)	1,697	1,569	8	1,697	1,569	8
Headcount(b)	38,302	38,861	(1)%	38,302	38,861	(1)%
(a)Included tax-equivalent adjustments, driven by tax-exempt income from municipal bonds, of $64 million and $62 million for the three months ended September 30, 2021 and 2020, respectively, and $197 million and $186 million for the nine months ended September 30, 2021 and 2020, respectively.
(b)During the six months ended June 30, 2021, 1,155 technology and risk management employees were transferred from Corporate to CIB.
Quarterly results
Net loss was $817 million compared with a net loss of $699 million in the prior year.
Net revenue was a loss of $1.3 billion, down $957 million, driven by:
•limited deployment opportunities as deposit growth continued,
•net investment securities losses related to repositioning the investment securities portfolio, compared with net gains in the prior year from the sales of U.S. GSE and government agency MBS, and
•net losses on certain legacy private equity investments, compared with net gains in the prior year, partially offset by
•the absence of losses in the prior year related to derivatives in Other Corporate and the early termination of certain of the Firm's long-term debt in Treasury and CIO
Noninterest expense of $160 million was down $559 million primarily driven by the absence of an impairment on a legacy investment in the prior year and lower structural expense.
The current period income tax benefit was predominantly driven by an income tax benefit of $383 million related to finalizing the Firm's 2020 U.S. federal tax return and the change in the level and mix of income and expenses subject to U.S. federal and state and local taxes.
Year-to-date results
Net loss was $2.6 billion compared with a net loss of $1.4 billion in the prior year.
Net revenue was a loss of $2.9 billion, compared with a loss of $927 million in the prior year, primarily driven by lower net interest income on limited deployment opportunities as deposit growth continued.
Noninterest revenue decreased primarily due to:
•net investment securities losses related to repositioning the investment securities portfolio, compared with net gains in the prior year from the sales of U.S. GSE and government agency MBS, predominantly offset by
•the absence of losses in Treasury and CIO related to cash deployment transactions in the prior year, which were more than offset by the related net interest income earned on these transactions, and
•the absence of losses in the prior year related to the early termination of certain of the Firm's long-term debt in Treasury and CIO and derivatives in Other Corporate
Noninterest expense of $1.6 billion was up $539 million primarily due to a higher contribution to the Firm's Foundation and higher legal and technology expense, partially offset by the absence of an impairment on a legacy investment in the prior year.
The current period income tax benefit was driven by the change in the level and mix of income and expenses subject to U.S. federal and state and local taxes, the impact of the Firm's estimated full-year expected tax rate relative to the level of year-to-date pretax income, as well as an income tax benefit of $383 million related to finalizing the Firm's 2020 U.S. federal tax return.

Treasury and CIO overview
At September 30, 2021, the average credit rating of the Treasury and CIO investment securities comprising the portfolio in the table below was AA+ (based upon external ratings where available and, where not available, based primarily upon internal risk ratings). Refer to Note 9 for further information on the Firm’s investment securities portfolio and internal risk ratings.
Refer to Liquidity Risk Management on pages 54-58 for further information on liquidity and funding risk. Refer to Market Risk Management on pages 78-82 for information on interest rate and foreign exchange risks.

Selected income statement and balance sheet data
	As of or for the three months ended September 30,			As of or for the nine months ended September 30,
(in millions)	2021	2020	Change	2021	2020	Change
Investment securities gains/(losses)	$(256)	$466	NM	$(397)	$725	NM
Available-for-sale securities (average)	$223,747	$442,943	(49)%	$312,298	$414,228	(25)%
Held-to-maturity securities (average)(a)	339,544	103,596	228	263,214	74,102	255
Investment securities portfolio (average)	$563,291	$546,539	3	$575,512	$488,330	18
Available-for-sale securities (period-end)	$249,484	$387,663	(36)	$249,484	$387,663	(36)
Held-to-maturity securities, net of allowance for credit losses (period-end)(a)	343,542	141,553	143	343,542	141,553	143
Investment securities portfolio, net of allowance for credit losses (period-end)(b)	$593,026	$529,216	12%	$593,026	$529,216	12%
(a)During 2021 and 2020, the Firm transferred $104.5 billion and $164.2 billion of investment securities, respectively, from AFS to HTM for capital management purposes.
(b)At September 30, 2021 and 2020, the allowance for credit losses on investment securities was $73 million and $120 million, respectively.

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

Risk governance and oversight functions	Form 10-Q page reference	Form 10-K page reference
Strategic risk		90
Capital risk	48-53	91-101
Liquidity risk	54-58	102-108
Reputation risk		109
Consumer credit risk	61-65	114-120
Wholesale credit risk	66-74	121-131
Investment portfolio risk	77	134
Market risk	78-82	135-142
Country risk	83	143-144
Operational risk	84	145-151
Compliance risk		148
Conduct risk		149
Legal risk		150
Estimations and Model risk	85	151

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
Basel III also includes a requirement for Advanced Approach banking organizations, including the Firm, to calculate the SLR. The Firm’s SLR is currently more binding than the Basel III Standardized-risk-based ratios. Refer to SLR on page 51 for additional information.
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
The Firm has elected to apply the CECL capital transition provisions, and accordingly, for the period ended September 30, 2021, the capital metrics of the Firm exclude $3.3 billion, which is the $2.7 billion day 1 impact to retained earnings and 25% of the $1.9 billion increase in the allowance for credit losses from January 1, 2020 (excluding allowances on PCD loans).
The impacts of the CECL capital transition provisions have also been incorporated into Tier 2 capital, adjusted average assets, and total leverage exposure. Refer to Capital Risk Management on pages 91-101 and Note 1 of JPMorgan Chase’s 2020 Form 10-K for further information on CECL capital transition provisions and the CECL accounting guidance.
PPP. On April 13, 2020, the federal banking agencies issued an interim final rule (issued as final on September 29, 2020) to neutralize the regulatory capital effects of participating in the PPP on risk-based capital ratios by applying a zero percent risk weight to loans originated under the program. The Firm does not expect to realize material credit losses on PPP loans because the loans are guaranteed by the SBA. As of September 30, 2021, the Firm had approximately $13 billion of loans remaining under the program.
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

	Standardized			Advanced
(in millions, except ratios)	September 30, 2021(a)	December 31, 2020(a)	Minimum capital ratios(b)	September 30, 2021(a)	December 31, 2020(a)	Minimum capital ratios(b)
Risk-based capital metrics:
CET1 capital	$209,917	$205,078		$209,917	$205,078
Tier 1 capital	244,207	234,844		244,207	234,844
Total capital	274,994	269,923		264,469	257,228
Risk-weighted assets	1,628,406	1,560,609		1,544,512	1,484,431
CET1 capital ratio	12.9%	13.1%	11.3%	13.6%	13.8%	10.5%
Tier 1 capital ratio	15.0	15.0	12.8	15.8	15.8	12.0
Total capital ratio	16.9	17.3	14.8	17.1	17.3	14.0
(a)The capital metrics reflect the CECL capital transition provisions. Additionally, loans originated under the PPP receive a zero percent risk weight.
(b)Represents minimum requirements and regulatory buffers applicable to the Firm. Refer to Note 21 for additional information.

(in millions, except ratios)	September 30, 2021(b)	December 31, 2020(b)(c)	Minimum capital ratios(d)
Leverage-based capital metrics:
Adjusted average assets(a)	$3,675,803	$3,353,319
Tier 1 leverage ratio	6.6%	7.0%	4.0%
Total leverage exposure	$4,463,904	$3,401,542
SLR	5.5%	6.9%	5.0%
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

Capital components
The following table presents reconciliations of total stockholders’ equity to Basel III CET1 capital, Tier 1 capital and Total capital as of September 30, 2021 and December 31, 2020.

(in millions)	September 30, 2021	December 31, 2020
Total stockholders’ equity	$290,041	$279,354
Less: Preferred stock	34,838	30,063
Common stockholders’ equity	255,203	249,291
Add:
Certain deferred tax liabilities(a)	2,500	2,453
Other CET1 capital adjustments(b)	3,429	3,486
Less:
Goodwill	50,313	49,248
Other intangible assets	902	904
Standardized/Advanced CET1 capital	209,917	205,078
Preferred stock	34,838	30,063
Less: Other Tier 1 adjustments	548	297
Standardized/Advanced Tier 1 capital	$244,207	$234,844
Long-term debt and other instruments qualifying as Tier 2 capital	$14,733	$16,645
Qualifying allowance for credit losses(c)	16,338	18,372
Other	(284)	62
Standardized Tier 2 capital	$30,787	$35,079
Standardized Total capital	$274,994	$269,923
Adjustment in qualifying allowance for credit losses for Advanced Tier 2 capital(d)	(10,525)	(12,695)
Advanced Tier 2 capital	$20,262	$22,384
Advanced Total capital	$264,469	$257,228
(a)Represents deferred tax liabilities related to tax-deductible goodwill and to identifiable intangibles created in nontaxable transactions, which are netted against goodwill and other intangibles when calculating CET1 capital.
(b)As of September 30, 2021 and December 31, 2020, the impact of the CECL capital transition provision was an increase in CET1 capital of $3.3 billion and $5.7 billion, respectively.
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

Capital rollforward
The following table presents the changes in Basel III CET1 capital, Tier 1 capital and Tier 2 capital for the nine months ended September 30, 2021.

Nine months ended September 30, (in millions)	2021
Standardized/Advanced CET1 capital at December 31, 2020	$205,078
Net income applicable to common equity	36,761
Dividends declared on common stock	(8,475)
Net purchase of treasury stock	(15,314)
Changes in additional paid-in capital	(37)
Changes related to AOCI	(7,023)
Adjustment related to AOCI(a)	2,592
Changes related to other CET1 capital adjustments(b)	(3,665)
Change in Standardized/Advanced CET1 capital	4,839
Standardized/Advanced CET1 capital at September 30, 2021	$209,917

Standardized/Advanced Tier 1 capital at December 31, 2020	$234,844
Change in CET1 capital(b)	4,839
Net issuance of noncumulative perpetual preferred stock	4,775
Other	(251)
Change in Standardized/Advanced Tier 1 capital	9,363
Standardized/Advanced Tier 1 capital at September 30, 2021	$244,207

Standardized Tier 2 capital at December 31, 2020	$35,079
Change in long-term debt and other instruments qualifying as Tier 2	(1,912)
Change in qualifying allowance for credit losses(b)	(2,034)
Other	(346)
Change in Standardized Tier 2 capital	(4,292)
Standardized Tier 2 capital at September 30, 2021	$30,787
Standardized Total capital at September 30, 2021	$274,994

Advanced Tier 2 capital at December 31, 2020	$22,384
Change in long-term debt and other instruments qualifying as Tier 2	(1,912)
Change in qualifying allowance for credit losses(b)	136
Other	(346)
Change in Advanced Tier 2 capital	(2,122)
Advanced Tier 2 capital at September 30, 2021	$20,262
Advanced Total capital at September 30, 2021	$264,469
(a)Includes cash flow hedges and debit valuation adjustment ("DVA") related to structured notes recorded in AOCI.
(b)Includes the impact of the CECL capital transition provisions.

RWA rollforward
The following table presents changes in the components of RWA under Basel III Standardized and Advanced approaches for the nine months ended September 30, 2021. The amounts in the rollforward categories are estimates, based on the predominant driver of the change.

	Standardized			Advanced
Nine months ended September 30, 2021 (in millions)	Credit risk RWA	Market risk RWA	Total RWA	Credit risk RWA	Market risk RWA	Operational risk RWA	Total RWA
December 31, 2020	$1,464,219	$96,390	$1,560,609	$1,002,330	$96,910	$385,191	$1,484,431
Model & data changes(a)	1,370	(2,867)	(1,497)	(200)	(2,867)	—	(3,067)
Portfolio runoff(b)	(4,100)	—	(4,100)	(2,700)	—	—	(2,700)
Movement in portfolio levels(c)	66,795	6,599	73,394	38,228	6,436	21,184	65,848
Changes in RWA	64,065	3,732	67,797	35,328	3,569	21,184	60,081
September 30, 2021	$1,528,284	$100,122	$1,628,406	$1,037,658	$100,479	$406,375	$1,544,512
(a)Model & data changes refer to material movements in levels of RWA as a result of revised methodologies and/or treatment per regulatory guidance (exclusive of rule changes).
(b)Portfolio runoff for credit risk RWA primarily reflects reduced risk from position rolloffs in legacy portfolios in Home Lending.
(c)Movement in portfolio levels (inclusive of rule changes) refers to: changes in book size, composition, credit quality, and market movements for credit risk RWA; changes in position and market movements for market risk RWA; updates to cumulative losses and macroeconomic model inputs for operational risk RWA; and deductions to credit risk RWA for excess eligible credit reserves not eligible for inclusion in Tier 2 capital.
Supplementary leverage ratio
Refer to Supplementary Leverage Ratio on page 95 of JPMorgan Chase’s 2020 Form 10-K for additional information.
The following table presents the components of the Firm’s SLR.

Three months ended (in millions, except ratio)	September 30, 2021	December 31, 2020
Tier 1 capital	$244,207	$234,844
Total average assets	3,725,219	3,399,818
Less: Regulatory capital adjustments(a)	49,416	46,499
Total adjusted average assets(b)	3,675,803	3,353,319
Add: Off-balance sheet exposures(c)	788,101	729,978
Less: Exclusion for U.S. Treasuries and Federal Reserve Bank deposits	—	681,755
Total leverage exposure	$4,463,904	$3,401,542
SLR	5.5%	6.9%	(d)
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
The following table presents the capital allocated to each business segment.

Line of business equity (Allocated capital)
(in billions)	September 30, 2021	December 31, 2020
Consumer & Community Banking	$50.0	$52.0
Corporate & Investment Bank	83.0	80.0
Commercial Banking	24.0	22.0
Asset & Wealth Management	14.0	10.5
Corporate	84.2	84.8
Total common stockholders’ equity	$255.2	$249.3
Capital actions
Common stock dividends
On September 21, 2021, the Firm announced that its Board of Directors had declared a quarterly common stock dividend, which increased to $1.00 per share from $0.90 per share, effective with the dividend payable on October 31, 2021. The Firm’s dividends are subject to approval by the Board of Directors on a quarterly basis.
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
On June 24, 2021, the Federal Reserve announced that the temporary restrictions on capital distributions would expire on June 30, 2021 as a result of the Firm remaining above its minimum risk-based capital requirements under the 2021 Comprehensive Capital Analysis and Review ("CCAR") stress test. Effective July 1, 2021, the Firm became subject to the normal capital distribution restrictions provided under the regulatory capital framework. The Firm continues to be authorized to repurchase common shares under its existing common share repurchase program previously approved by the Board of Directors.
Refer to capital planning and stress testing on page 52 for additional information.
The following table sets forth the Firm’s repurchases of common stock for the three and nine months ended September 30, 2021 and 2020.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020(a)	2021	2020(a)
Total number of shares of common stock repurchased	33.4	—	107.6	50.0
Aggregate purchase price of common stock repurchases	$5,240	$—	$16,440	$6,397
(a) On March 15, 2020, in response to the economic disruptions caused by the COVID-19 pandemic, the Firm temporarily suspended repurchases of its common stock. Subsequently, the Federal Reserve directed all large banks, including the Firm, to discontinue net share repurchases through the end of 2020.
Refer to Part II, Item 2: Unregistered Sales of Equity Securities and Use of Proceeds and Part II, Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities on pages 195-196 of this Form 10-Q and page 34 of JPMorgan Chase’s 2020 Form 10-K, respectively, for additional information regarding repurchases of the Firm’s equity securities.
Preferred stock
Preferred stock dividends declared were $402 million and $1.2 billion for the three and nine months ended September 30, 2021.
During the nine months ended September 30, 2021, the Firm issued and redeemed several series of non-cumulative preferred stock. Refer to Note 17 of this Form 10-Q and Note 21 of JPMorgan Chase’s 2020 Form 10-K for additional information on the Firm’s preferred stock, including the issuance and redemption of preferred stock.
Capital planning and stress testing
Comprehensive Capital Analysis and Review
On June 28, 2021, JPMorgan Chase announced that it had completed the 2021 CCAR stress test process. On August 5, 2021, the Federal Reserve affirmed the Firm's 2021 Stress Capital Buffer ("SCB") requirement of 3.2% (down from 3.3%) and the Firm's minimum Standardized CET1 capital ratio of 11.2% (down from 11.3%). The 2021 SCB requirement became effective on October 1, 2021 and will remain in effect until September 30, 2022.
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
The following table presents the eligible external TLAC and eligible LTD amounts, as well as a representation of the amounts as a percentage of the Firm’s total RWA and total leverage exposure applying the impact of the CECL capital transition provisions as of September 30, 2021 and December 31, 2020.

	September 30, 2021		December 31, 2020(a)
(in billions, except ratio)	External TLAC	LTD	External TLAC	LTD
Total eligible amount	$461.5	$208.7	$421.0	$181.4
% of RWA	28.3%	12.8%	27.0%	11.6%
Minimum Requirements	22.5	9.5	23.0	9.5
Surplus/(shortfall)	$95.1	$54.0	$62.1	$33.1

% of total leverage exposure	10.3%	4.7%	12.4%	5.3%
Minimum Requirements	9.5	4.5	9.5	4.5
Surplus/(shortfall)	$37.4	$7.8	$97.9	$28.3
(a)Total leverage exposure excludes U.S. Treasury securities and deposits at Federal Reserve Banks, as provided by the rule issued by the Federal Reserve which became effective April 1, 2020 and remained in effect through March 31, 2021.
Refer to Liquidity Risk Management on pages 54-58 for further information on long-term debt issued by the Parent Company.
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
The following table presents J.P. Morgan Securities’ net capital:

September 30, 2021
(in millions)	Actual	Minimum
Net Capital	$25,580	$5,437
J.P. Morgan Securities plc
J.P. Morgan Securities plc is a wholly-owned subsidiary of JPMorgan Chase Bank, N.A. and has authority to engage in banking, investment banking and broker-dealer activities. J.P. Morgan Securities plc is jointly regulated by the U.K. Prudential Regulation Authority (“PRA”) and the Financial Conduct Authority (“FCA”). J.P. Morgan Securities plc is subject to the European Union Capital Requirements Regulation, as adopted in the U.K., and the PRA capital rules, each of which have implemented Basel III and thereby subject J.P. Morgan Securities plc to its requirements.
Refer to Broker-dealer regulatory capital on page 101 of JPMorgan Chase’s 2020 Form 10-K for a further discussion on J.P. Morgan Securities plc.
The Bank of England requires, on a transitional basis, that U.K. banks, including U.K. regulated subsidiaries of overseas groups, maintain a minimum requirement for own funds and eligible liabilities (“MREL”). As of September 30, 2021, J.P. Morgan Securities plc was compliant with the requirements of the MREL rule.
The following table presents J.P. Morgan Securities plc’s capital metrics:

September 30, 2021		Regulatory Minimum ratios(a)
(in millions, except ratios)	Estimated
Total capital	$54,842
CET1 ratio	16.6%	4.5%
Total capital ratio	21.2%	8.0%
(a)Represents minimum requirements excluding additional capital requirements (i.e. capital buffers) specified by the PRA. J.P. Morgan Securities plc's capital ratios as of September 30, 2021 exceeded the minimum requirements, including the additional capital requirements specified by the PRA.

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
The following table summarizes the Firm and JPMorgan Chase Bank, N.A.’s average LCR for the three months ended September 30, 2021, June 30, 2021 and September 30, 2020 based on the Firm’s interpretation of the LCR framework.

	Three months ended
Average amount (in millions)	September 30, 2021	June 30, 2021	September 30, 2020

JPMorgan Chase & Co.
HQLA
Eligible cash(a)	$690,013	$673,724	$458,336
Eligible securities(b)(c)	34,049	42,832	211,841
Total HQLA(d)	$724,062	$716,556	$670,177
Net cash outflows	$645,557	$647,757	$587,811
LCR	112%	111%	114%
Net excess eligible HQLA(d)	$78,505	$68,799	$82,366
JPMorgan Chase Bank N.A.:
LCR	174%	171%	157%
Net excess eligible HQLA	$516,374	$489,311	$366,096
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
The Firm’s average LCR increased during the three months ended September 30, 2021, compared with the three-month period ended June 30, 2021, primarily due to an increase in cash from long-term debt issuances during the second quarter 2021.
The Firm's average LCR decreased during the three months ended September 30, 2021, compared with the prior year period primarily due to the relative impact on net cash outflows from the significant increase in deposits.
JPMorgan Chase Bank, N.A.’s average LCR increased during the three months ended September 30, 2021, compared with both the three month periods ended June 30, 2021 and September 30, 2020 primarily due to growth in deposits. Deposits continued to increase in the third quarter primarily driven by the effect of certain government actions in response to the COVID-19 pandemic. The increase in excess liquidity in JPMorgan Chase Bank, N.A. is excluded from the Firm’s reported LCR under the LCR rule.
The Firm and JPMorgan Chase Bank, N.A.'s average LCR fluctuates from period to period, due to changes in its eligible HQLA and estimated net cash outflows as a result of ongoing business activity.
Other liquidity sources
In addition to the assets reported in the Firm’s eligible HQLA above, the Firm had unencumbered marketable securities, such as equity and debt securities, that the Firm believes would be available to raise liquidity. This includes excess eligible HQLA securities at JPMorgan Chase Bank, N.A. that are not transferable to non-bank affiliates. The fair value of these securities was approximately $878 billion and $740 billion as of September 30, 2021 and December 31, 2020, respectively, although the amount of liquidity that could be raised would be dependent on prevailing market conditions. The fair value increased compared to December 31, 2020, due to an increase in excess eligible HQLA at JPMorgan Chase Bank, N.A. which was primarily a result of higher deposits as well as an increase in CIB trading assets.
The Firm also had available borrowing capacity at the Federal Home Loan Banks ("FHLBs") and the discount window at the Federal Reserve Bank as a result of collateral pledged by the Firm to such banks of approximately $303 billion and $307 billion as of September 30, 2021 and December 31, 2020, respectively. This borrowing capacity excludes the benefit of cash and securities reported in the Firm’s eligible HQLA or other unencumbered securities that are currently pledged at the Federal Reserve Bank discount window and other central banks. Although available, the Firm does not view this borrowing capacity at the Federal Reserve Bank discount window and the other central banks as a primary source of liquidity.
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
As of September 30, 2021, the Firm and JPMorgan Chase Bank, N.A. are compliant with the 100% minimum NSFR, based on the Firm's current understanding of the final rule.
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
Deposits
The table below summarizes, by LOB and Corporate, the period-end deposit balances as of September 30, 2021, and December 31, 2020, and the average deposit balances for the three and nine months ended September 30, 2021 and 2020, respectively.

	September 30, 2021	December 31, 2020	Three months ended September 30,		Nine months ended September 30,
Deposits			Average		Average
(in millions)			2021	2020	2021	2020
Consumer & Community Banking	$1,093,852	$958,706	$1,076,323	$895,535	$1,034,947	$825,493
Corporate & Investment Bank	750,920	702,215	762,539	678,843	758,534	631,351
Commercial Banking	314,726	284,263	300,433	248,078	293,817	224,591
Asset & Wealth Management	242,309	198,755	229,710	162,589	218,742	155,779
Corporate	546	318	454	554	452	760
Total Firm	$2,402,353	$2,144,257	$2,369,459	$1,985,599	$2,306,492	$1,837,974
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
The table below shows the loan and deposit balances, the loans-to-deposits ratio, and deposits as a percentage of total liabilities, as of September 30, 2021 and December 31, 2020.

(in billions except ratios)	September 30, 2021	December 31, 2020
Deposits	$2,402.4	$2,144.3
Deposits as a % of total liabilities	69%	69%
Loans	$1,044.6	$1,012.9
Loans-to-deposits ratio	43%	47%
The Firm believes that average deposit balances are generally more representative of deposit trends than period-end deposit balances. However, during periods of market disruption those trends could be affected.
Average deposits increased for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020, reflecting significant inflows across the LOBs primarily driven by the effect of certain government actions in response to the COVID-19 pandemic. In CCB, the increase was also driven by growth from existing and new accounts across both consumer and small business customers.
Refer to the discussion of the Firm’s Business Segment Results and the Consolidated Balance Sheets Analysis on pages 22-46 and pages 16-17, respectively, for further information on deposit and liability balance trends.

The following table summarizes short-term and long-term funding, excluding deposits, as of September 30, 2021, and December 31, 2020, and average balances for the three and nine months ended September 30, 2021 and 2020, respectively. Refer to the Consolidated Balance Sheets Analysis on pages 16-17 and Note 10 for additional information.

	September 30, 2021	December 31, 2020		Three months ended September 30,			Nine months ended September 30,
Sources of funds (excluding deposits)				Average			Average
(in millions)				2021	2020		2021		2020
Commercial paper	$10,309	$12,031		$10,304	$10,921		$12,275		$12,968
Other borrowed funds	10,788	8,510		12,257	8,791		12,467		8,832
Total short-term unsecured funding	$21,097	$20,541		$22,561	$19,712		$24,742		$21,800
Securities sold under agreements to repurchase(a)	$246,178	$207,877		$231,338	$244,638		$257,846		$249,087
Securities loaned(a)	6,529	4,886		7,395	6,563		7,488		6,620
Other borrowed funds	29,296	24,667	(f)	29,571	23,755	(f)	27,953	(f)	23,907	(f)
Obligations of Firm-administered multi-seller conduits(b)	$8,612	$10,523		$9,620	$12,120		$9,896		$11,484
Total short-term secured funding	$290,615	$247,953		$277,924	$287,076		$303,183		$291,098

Senior notes	$187,069	$166,089		$188,568	$178,282		$178,697		$174,014
Subordinated debt	20,689	21,608		20,956	22,234		20,954		20,448
Structured notes(c)	75,255	75,325		75,285	74,038		75,226		72,665
Total long-term unsecured funding	$283,013	$263,022		$284,809	$274,554		$274,877		$267,127

Credit card securitization(b)	$2,396	$4,943		$2,396	$5,070		$3,412		$5,714
FHLB advances	11,113	14,123		11,713	30,628		12,532		31,293
Other long-term secured funding(d)	4,339	4,540		4,379	4,189		4,487		4,432
Total long-term secured funding	$17,848	$23,606		$18,488	$39,887		$20,431		$41,439

Preferred stock(e)	$34,838	$30,063		$34,229	$30,063		$32,417		$29,844
Common stockholders’ equity(e)	$255,203	$249,291		$253,556	$236,797		$250,011		$235,251
(a)Primarily consists of short-term securities loaned or sold under agreements to repurchase.
(b)Included in beneficial interests issued by consolidated variable interest entities on the Firm’s Consolidated balance sheets.
(c)Includes certain TLAC-eligible long-term unsecured debt issued by the Parent Company.
(d)Includes long-term structured notes which are secured.
(e)Refer to Capital Risk Management on pages 48-53 and Consolidated statements of changes in stockholders’ equity on page 94 of this Form 10-Q, and Note 21 and Note 22 of JPMorgan Chase’s 2020 Form 10-K for additional information on preferred stock and common stockholders’ equity.
(f)Includes nonrecourse advances provided under the MMLF. Refer to page 106 of JPMorgan Chase’s 2020 Form 10-K for additional information on the MMLF.
Short-term funding
The Firm’s sources of short-term secured funding primarily consist of securities loaned or sold under agreements to repurchase. These instruments are secured predominantly by high-quality securities collateral, including government-issued debt and U.S. GSE and government agency MBS. Securities sold under agreements to repurchase increased at September 30, 2021, compared with December 31, 2020, reflecting the impact of client activities and secured financing of trading assets in CIB Markets, partially offset by lower secured financing of AFS investment securities in Treasury and CIO.
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
The Firm’s sources of short-term unsecured funding consist of other borrowed funds and issuance of wholesale commercial paper. The decrease in commercial paper at September 30, 2021, from December 31, 2020 was due to lower net issuance primarily for short-term liquidity management.
The increase in unsecured other borrowed funds at September 30, 2021, from December 31, 2020, and for the average three and nine months ended September 30, 2021 compared to the prior year period, was primarily due to net issuances of structured notes and higher overdrafts in CIB Markets.

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
The significant majority of the Firm’s long-term unsecured funding is issued by the Parent Company to provide flexibility in support of both bank and non-bank subsidiary funding needs. The Parent Company advances substantially all net funding proceeds to its subsidiary, the IHC. The IHC does not issue debt to external counterparties. The following table summarizes long-term unsecured issuance and maturities or redemptions for the three and nine months ended September 30, 2021 and 2020. Refer to Liquidity Risk Management on pages 102–108 and Note 20 of JPMorgan Chase’s 2020 Form 10-K for additional information on the IHC and long-term debt.

Long-term unsecured funding
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020	2021	2020	2021	2020
(Notional in millions)	Parent Company				Subsidiaries
Issuance
Senior notes issued in the U.S. market	$4,500	$1,000	$33,750	$19,750	$—	$—	$—	$—
Senior notes issued in non-U.S. markets	—	—	5,581	1,355	—	—	—	—
Total senior notes	4,500	1,000	39,331	21,105	—	—	—	—
Subordinated debt	—	—	—	3,000	—	—	—	—
Structured notes(a)	798	1,170	3,733	6,478	8,145	3,778	25,925	16,892
Total long-term unsecured funding – issuance	$5,298	$2,170	$43,064	$30,583	$8,145	$3,778	$25,925	$16,892

Maturities/redemptions
Senior notes	$3,523	$16,697	$10,840	$24,781	$—	$5	$66	$7,642
Subordinated debt	4	100	4	100	—	—	—	—
Structured notes	530	1,879	3,691	4,713	7,280	7,513	25,453	22,250
Total long-term unsecured funding – maturities/redemptions	$4,057	$18,676	$14,535	$29,594	$7,280	$7,518	$25,519	$29,892
(a)Includes certain TLAC-eligible long-term unsecured debt issued by the Parent Company.
The Firm can also raise secured long-term funding through securitization of consumer credit card loans and FHLB advances. The following table summarizes the securitization issuance and FHLB advances and their respective maturities or redemptions for the three and nine months ended September 30, 2021 and 2020, respectively.

Long-term secured funding
	Three months ended September 30,				Nine months ended September 30,
	Issuance		Maturities/Redemptions		Issuance		Maturities/Redemptions
(in millions)	2021	2020	2021	2020	2021	2020	2021	2020
Credit card securitization	$—	$—	$—	$851	$—	$1,000	$2,550	$2,525
FHLB advances	—	—	1,002	20,002	—	15,000	3,008	27,507
Other long-term secured funding(a)	63	553	238	473	304	876	430	907
Total long-term secured funding	$63	$553	$1,240	$21,326	$304	$16,876	$5,988	$30,939
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
Additionally, the Firm’s funding requirements for VIEs and other third-party commitments may be adversely affected by a decline in credit ratings. Refer to SPEs on page 19, and liquidity risk and credit-related contingent features in Note 4 for additional information on the impact of a credit ratings downgrade on the funding requirements for VIEs, and on derivatives and collateral agreements.

The credit ratings of the Parent Company and the Firm’s principal bank and non-bank subsidiaries as of September 30, 2021, were as follows:

	JPMorgan Chase & Co.			JPMorgan Chase Bank, N.A.			J.P. Morgan Securities LLC J.P. Morgan Securities plc
September 30, 2021	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook
Moody’s Investors Service (a)	A2	P-1	Positive/Stable	Aa2	P-1	Stable	Aa3	P-1	Stable
Standard & Poor’s (b)	A-	A-2	Positive	A+	A-1	Positive	A+	A-1	Positive
Fitch Ratings (c)	AA-	F1+	Stable	AA	F1+	Stable	AA	F1+	Stable
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

CREDIT AND INVESTMENT RISK MANAGEMENT
Credit and investment risk is the risk associated with the default or change in credit profile of a client, counterparty or customer; or loss of principal or a reduction in expected returns on investments, including consumer credit risk, wholesale credit risk, and investment portfolio risk. Refer to Consumer Credit Portfolio, Wholesale Credit Portfolio and
Allowance for Credit Losses on pages 61-76 for a further discussion of Credit Risk.
Refer to page 77 for a further discussion of Investment Portfolio Risk. Refer to Credit and Investment Risk Management on pages 110–134 of JPMorgan Chase’s 2020 Form 10-K for a further discussion of the Firm’s Credit and Investment Risk Management framework.

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
Refer to Note 9 for information regarding the credit risk inherent in the Firm’s investment securities portfolio; and refer to Note 10 for information regarding the credit risk inherent in the securities financing portfolio. Refer to Consumer Credit Portfolio on pages 61-65 and Note 11 for further discussions of the consumer credit environment and consumer loans. Refer to Wholesale Credit Portfolio on pages 66-74 and Note 11 for further discussions of the wholesale credit environment and wholesale loans.

Total credit portfolio
	Credit exposure			Nonperforming(d)
(in millions)	Sep 30, 2021	Dec 31, 2020		Sep 30, 2021	Dec 31, 2020
Loans retained	$974,260	$960,506		$6,995	$8,782
Loans held-for-sale	9,727	7,873		190	284
Loans at fair value	60,628	44,474		1,058	1,507
Total loans	1,044,615	1,012,853		8,243	10,573
Derivative receivables	67,908	75,444	(c)	393	56
Receivables from customers(a)	58,752	47,710		—	—
Total credit-related assets	1,171,275	1,136,007		8,636	10,629
Assets acquired in loan satisfactions
Real estate owned	NA	NA		229	256
Other	NA	NA		17	21
Total assets acquired in loan satisfactions	NA	NA		246	277
Lending-related commitments	1,266,530	1,165,688		641	577
Total credit portfolio	$2,437,805	$2,301,695		$9,523	$11,483
Credit derivatives and credit-related notes used in credit portfolio management activities(b)	$(33,868)	$(23,965)		$—	$—
Liquid securities and other cash collateral held against derivatives	(11,001)	(14,806)		NA	NA

(in millions, except ratios)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net charge-offs	$524	$1,180	$2,315	$4,209
Average retained loans	968,369	950,850	958,260	962,054
Net charge-off rates	0.21%	0.49%	0.32%	0.58%
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
(c)Prior-period amounts have been revised to conform with the current presentation.
(d)At September 30, 2021, and December 31, 2020, nonperforming assets excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $644 million and $874 million, respectively, and real estate owned (“REO”) insured by U.S. government agencies of $5 million and $9 million, respectively. These amounts have been excluded based upon the government guarantee. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.

The Firm has provided various forms of assistance to customers and clients impacted by the COVID-19 pandemic, including payment deferrals and covenant modifications. The majority of the Firm’s COVID-19 related loan modifications have not been considered troubled debt restructurings (“TDRs”). Assistance provided in response to the COVID-19 pandemic could delay the recognition of delinquencies, nonaccrual status, and net charge-offs for those customers and clients who would have otherwise moved into past due or nonaccrual status. Refer to Consumer Credit Portfolio on pages 61-65 and Wholesale Credit Portfolio on pages 66-74 for information on loan modifications as of September 30, 2021. Refer to Notes 12 and 13 of JPMorgan Chase's 2020 Form 10-K for further information on the Firm’s accounting policies for loan modifications and the allowance for credit losses.
Paycheck Protection Program
At September 30, 2021 and December 31, 2020, the Firm had approximately $13 billion and $27 billion, respectively, of PPP loans remaining, including $11 billion and $19 billion, respectively, in the consumer portfolio, and $2 billion and $8 billion, respectively, in the wholesale portfolio. Since inception of the Program, the Firm funded approximately $40 billion of loans. The PPP ended on May 31, 2021 for new applications.
The Firm continues to process forgiveness applications, and through September 30, 2021, approximately $27 billion of loans were forgiven by the SBA. This resulted in accelerated recognition in interest income of the associated deferred processing fees, primarily in CCB.
Refer to CCB segment results on pages 24-28 and Credit Portfolio on page 113 of JPMorgan Chase's 2020 Form 10-K for a further discussion on the PPP.

CONSUMER CREDIT PORTFOLIO
The Firm’s retained consumer portfolio consists primarily of residential real estate loans, credit card loans, scored auto and business banking loans, as well as associated lending-related commitments. The Firm’s focus is on serving primarily the prime segment of the consumer credit market. The macroeconomic environment continued to improve in 2021, with the credit performance of the consumer portfolio, including net charge-offs, benefiting from government stimulus programs, payment deferral programs and increasing home prices. Refer to Note 11 of this Form 10-Q; and Consumer Credit Portfolio on pages 114-120 and Note 12 of JPMorgan Chase's 2020 Form 10-K for further information on consumer loans, as well as the Firm’s nonaccrual and charge-off accounting policies. Refer to Note 22 of this Form 10-Q and Note 28 of JPMorgan Chase's 2020 Form 10-K for further information on lending-related commitments.
The following table presents consumer credit-related information with respect to the scored credit portfolios held in CCB, AWM, CIB and Corporate.

Consumer credit portfolio
					Three months ended September 30,				Nine months ended September 30,
(in millions, except ratios)	Credit exposure		Nonaccrual loans(j)(k)		Net charge-offs/(recoveries)		Net charge-off/(recovery) rate(l)		Net charge-offs/(recoveries)		Net charge-off/(recovery) rate(l)
	Sep 30, 2021	Dec 31, 2020	Sep 30, 2021	Dec 31, 2020	2021	2020	2021	2020	2021	2020	2021	2020
Consumer, excluding credit card
Residential real estate(a)	$221,671	$225,302	$4,794	$5,313	$(74)	$10	(0.13)%	0.02%	$(205)	$(115)	(0.12)%	(0.06)%
Auto and other(b)(c)(d)	76,637	76,825	117	151	66	50	0.34	0.27	187	252	0.31	0.53
Total loans – retained	298,308	302,127	4,911	5,464	(8)	60	(0.01)	0.08	(18)	137	(0.01)	0.06
Loans held-for-sale	1,407	1,305	—	—	NA	NA	NA	NA	NA	NA	NA	NA
Loans at fair value(e)	28,449	15,147	440	1,003	NA	NA	NA	NA	NA	NA	NA	NA
Total consumer, excluding credit card loans	328,164	318,579	5,351	6,467	(8)	60	(0.01)	0.08	(18)	137	(0.01)	0.06
Lending-related commitments(f)	56,684	57,319
Total consumer exposure, excluding credit card	384,848	375,898
Credit card
Loans retained(g)	143,166	143,432	NA	NA	495	1,028	1.39	2.92	2,233	3,519	2.18	3.17
Loans held-for-sale	—	784	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA
Total credit card loans	143,166	144,216	NA	NA	495	1,028	1.39	2.92	2,233	3,519	2.18	3.17
Lending-related commitments(f)(h)	710,610	658,506
Total credit card exposure(h)	853,776	802,722
Total consumer credit portfolio(h)	$1,238,624	$1,178,620	$5,351	$6,467	$487	$1,088	0.44%	0.97%	$2,215	$3,656	0.68%	1.09%

Credit-related notes used in credit portfolio management activities(i)	$(2,284)	$(747)
(a)Includes scored mortgage and home equity loans held in CCB and AWM, and scored mortgage loans held in Corporate.
(b)At September 30, 2021 and December 31, 2020, excluded operating lease assets of $18.3 billion and $20.6 billion, respectively. These operating lease assets are included in other assets on the Firm’s Consolidated balance sheets. Refer to Note 16 for further information.
(c)Includes scored auto and business banking loans and overdrafts.
(d)At September 30, 2021 and December 31, 2020, included $11.1 billion and $19.2 billion of loans, respectively, in Business Banking under the PPP. The Firm does not expect to realize material credit losses on PPP loans because the loans are guaranteed by the SBA. Refer to Credit Portfolio on page 60 for a further discussion of the PPP.
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
(j)At September 30, 2021 and December 31, 2020, nonaccrual loans excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $644 million and $874 million, respectively. These amounts have been excluded from nonaccrual loans based upon the government guarantee. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status, as permitted by regulatory guidance.
(k)Generally excludes loans under payment deferral programs offered in response to the COVID-19 pandemic. Includes loans to customers that have exited COVID-19 related payment deferral programs and are 90 or more days past due, predominantly all of which were considered collateral-dependent at time of exit.
(l)Average consumer loans held-for-sale and loans at fair value were $35.2 billion and $16.0 billion for the three months ended September 30, 2021 and 2020, respectively, and were $27.9 billion and $18.2 billion for the nine months ended September 30, 2021 and 2020, respectively. These amounts were excluded when calculating net charge-off/(recovery) rates.

Consumer assistance
In March 2020, the Firm began providing assistance to customers in response to the COVID-19 pandemic, predominantly in the form of payment deferrals. During the third quarter of 2021, there were approximately $390 million of new enrollments in consumer payment deferral programs.
As of September 30, 2021, the Firm had approximately $3.7 billion of retained consumer loans under payment deferral programs, a decrease of approximately $24.6 billion from June 30, 2020. The loans under deferral were predominantly in residential real estate. Predominantly all borrowers that exited payment deferral programs are current. The Firm continues to monitor the credit risk associated with loans subject to payment deferrals throughout the deferral period and on an ongoing basis after the borrowers are required to resume making regularly scheduled payments and considers expected losses of principal and accrued interest on these loans in its allowance for credit losses.
Of the $3.7 billion of retained loans still under payment deferral programs as of September 30, 2021, approximately $1.6 billion were accounted for as TDRs prior to payment deferral and approximately $100 million were accounted for as TDRs because they did not qualify for or the Firm did not elect the option to suspend TDR accounting guidance provided by the CARES Act and extended by the Consolidated Appropriations Act. Borrowers that are unable to resume or continue making payments in accordance with the original or modified contractual terms of their agreements upon exit from deferral programs will be placed on nonaccrual status in line with the Firm’s nonaccrual policy, except for credit cards as permitted by regulatory guidance, and the loans charged off or down in accordance with the Firm’s charge-off policies. Refer to Note 12 of JPMorgan Chase's 2020 Form 10-K for additional information on the Firm’s nonaccrual and charge-off policies.

Consumer, excluding credit card
Portfolio analysis
Loans increased from December 31, 2020 driven by higher residential real estate loans at fair value, partially offset by lower retained residential real estate loans.
Residential real estate: The residential real estate portfolio, including loans held-for-sale and loans at fair value, predominantly consists of prime mortgage loans and home equity lines of credit.
Retained loans declined from December 31, 2020 due to paydowns outpacing originations of prime mortgage loans in Home Lending, largely offset by growth in AWM. Retained nonaccrual loans decreased from December 31, 2020 reflecting improved credit performance. The three and nine month periods ending September 30, 2021 reflected net recoveries benefiting from further improvement in HPI and higher reversals of prior write-downs due to loan prepayments as a result of the low rate environment compared to net charge-offs for the three months ended September 30, 2020, and lower net recoveries for the nine months ended September 30, 2020. In addition, the nine months ended September 30, 2020 included a recovery on a loan sale.
Loans at fair value increased from December 31, 2020, reflecting loan purchase activity in CIB driven by higher client demand, as well as increased originations in Home Lending due to the continued low rate environment. Nonaccrual loans at fair value decreased from December 31, 2020 due to sales in CIB.
The carrying value of home equity lines of credit outstanding was $19.8 billion at September 30, 2021. This amount included $6.6 billion of HELOCs that have recast from interest-only to fully amortizing payments or have been modified and $6.4 billion of interest-only balloon HELOCs, which primarily mature after 2030. The Firm manages the risk of HELOCs during their revolving period by closing or reducing the undrawn line to the extent permitted by law when borrowers are exhibiting a material deterioration in their credit risk profile.
At September 30, 2021 and December 31, 2020, the carrying value of interest-only residential mortgage loans were $27.8 billion and $25.6 billion, respectively. These loans have an interest-only payment period generally followed by an adjustable-rate or fixed-rate fully amortizing payment period to maturity and are typically originated as higher-balance loans to higher-income borrowers, predominantly in AWM. Net recoveries and charge-offs for the three and nine months ended September 30, 2021, respectively, were not material, as the credit performance of this portfolio is generally in line with the performance of the broader prime mortgage portfolio.
The following table provides a summary of the Firm’s residential mortgage portfolio insured and/or guaranteed by U.S. government agencies, predominantly loans held-for-sale and loans at fair value. The Firm monitors its exposure to certain potential unrecoverable claim payments related to government-insured loans and considers this exposure in estimating the allowance for loan losses.

(in millions)	September 30, 2021	December 31, 2020
Current	$740	$669
30-89 days past due	140	235
90 or more days past due	644	874
Total government guaranteed loans	$1,524	$1,778
Geographic composition and current estimated loan-to-value ratio of residential real estate loans
Refer to Note 11 for information on the geographic composition and current estimated LTVs of the Firm’s residential real estate loans.
Modified residential real estate loans
The following table presents information relating to modified retained residential real estate loans for which concessions have been granted to borrowers experiencing financial difficulty, which include both TDRs and modified PCD loans not accounted for as TDRs. The following table does not include loans with short-term or other insignificant modifications that are not considered concessions and, therefore, are not TDRs, or loans for which the Firm has elected to apply the option to suspend the application of accounting guidance for TDRs as provided by the CARES Act and extended by the Consolidated Appropriations Act. Refer to Note 11 for further information on modifications for the three and nine months ended September 30, 2021 and 2020.

(in millions)	September 30, 2021	December 31, 2020
Retained loans(a)	$13,728	$15,406
Nonaccrual retained loans(b)	$3,913	$3,899
(a)At September 30, 2021 and December 31, 2020, $9 million and $7 million of loans modified subsequent to repurchase from Ginnie Mae in accordance with the standards of the appropriate government agency (i.e., Federal Housing Administration (“FHA”), U.S. Department of Veterans Affairs (“VA”), Rural Housing Service of the U.S. Department of Agriculture (“RHS”)) are not included in the table above. When such loans perform subsequent to modification in accordance with Ginnie Mae guidelines, they are generally sold back into Ginnie Mae loan pools. Modified loans that do not re-perform become subject to foreclosure. Refer to Note 13 for additional information about sales of loans in securitization transactions with Ginnie Mae.
(b)At September 30, 2021 and December 31, 2020, nonaccrual loans included $2.9 billion and $3.0 billion of TDRs for which the borrowers were less than 90 days past due. Refer to Note 12 of JPMorgan Chase’s 2020 Form 10-K for additional information about loans modified in a TDR that are on nonaccrual status.

Auto and other: The auto and other loan portfolio, including loans at fair value, predominantly consists of prime-quality scored auto and business banking loans, as well as overdrafts. The portfolio was relatively flat when compared with December 31, 2020 due to growth in the scored auto portfolio predominantly offset by a decrease in business banking loans. The increase in the scored auto portfolio was predominantly driven by loan originations largely offset by paydowns. Business Banking loans declined due to PPP loan forgiveness and paydowns largely offset by loan originations. Net charge offs for the three months ended September 30, 2021 increased when compared to the same period in the prior year primarily due to overdrafts. Net charge offs for the nine months ended September 30, 2021 decreased when compared to the same period in the prior year primarily due to lower auto charge-offs as the current year had a greater benefit from government stimulus, payment assistance programs, and higher vehicle collateral values. The scored auto portfolio net charge-off rates were 0.03% and 0.04% for the three months ended September 30, 2021 and 2020, respectively, and 0.01% and 0.28% for the nine months ended September 30, 2021 and 2020, respectively.
Nonperforming assets
The following table presents information as of September 30, 2021 and December 31, 2020, about consumer, excluding credit card, nonperforming assets.

Nonperforming assets(a)
(in millions)	September 30, 2021	December 31, 2020
Nonaccrual loans
Residential real estate(b)	$5,232	$6,316
Auto and other	119	151
Total nonaccrual loans	5,351	6,467
Assets acquired in loan satisfactions
Real estate owned	105	131
Other	17	21
Total assets acquired in loan satisfactions	122	152
Total nonperforming assets	$5,473	$6,619
(a)At September 30, 2021 and December 31, 2020, nonperforming assets excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $644 million and $874 million, respectively, and REO insured by U.S. government agencies of $5 million and $9 million, respectively. These amounts have been excluded based upon the government guarantee.
(b)Generally excludes loans under payment deferral programs offered in response to the COVID-19 pandemic. Includes loans to customers that have exited COVID-19 related payment deferral programs and are 90 or more days past due, predominantly all of which were considered collateral-dependent at time of exit.

Nonaccrual loans
The following table presents changes in consumer, excluding credit card, nonaccrual loans for the nine months ended September 30, 2021 and 2020.

Nonaccrual loan activity
Nine months ended September 30, (in millions)	2021	2020
Beginning balance	$6,467	$3,366
Additions:
PCD loans, upon adoption of CECL	NA	708
Other additions	2,032	4,109	(b)
Total additions	2,032	4,817

Reductions:
Principal payments and other(a)	1,625	508
Charge-offs	167	319
Returned to performing status	1,295	619
Foreclosures and other liquidations	61	332
Total reductions	3,148	1,778

Net changes	(1,116)	3,039
Ending balance	$5,351	$6,405
(a)Other reductions includes loan sales.
(b)Includes loans to customers that have exited COVID-19 related payment deferral programs and are 90 or more days past due, predominantly all of which were considered collateral-dependent at time of exit.
Refer to Note 11 for further information about the consumer credit portfolio, including information about delinquencies, other credit quality indicators, loan modifications and loans that were in the process of active or suspended foreclosure.
Purchased credit deteriorated (“PCD”) loans
The following tables provide credit-related information for PCD loans which are reported in residential real estate.

(in millions, except ratios)	September 30, 2021	December 31, 2020
Loan delinquency(a)
Current	$13,658	$16,036
30-149 days past due	283	432
150 or more days past due	574	573
Total PCD loans	$14,515	$17,041

% of 30+ days past due to total retained PCD loans	5.90%	5.90%
Nonaccrual loans(b)	$1,581	$1,609

(in millions, except ratios)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net charge-offs	$1	$33	$17	$66
Net charge-off rate	0.03%	0.71%	0.14%	0.46%
(a)At September 30, 2021 and December 31, 2020, loans under payment deferral programs offered in response to the COVID-19 pandemic which are still within their deferral period and performing according to their modified terms are generally not considered delinquent.
(b)Includes loans to customers that have exited COVID-19 related payment deferral programs and are 90 or more days past due, predominantly all of which were considered collateral-dependent at time of exit.

Credit card
Total credit card loans were relatively flat from December 31, 2020 reflecting higher payments, offset by strong sales volume in the second and third quarters of 2021. The September 30, 2021 30+ and 90+ day delinquency rates of 1.00% and 0.49%, respectively, decreased compared to the December 31, 2020 30+ and 90+ day delinquency rates of 1.68% and 0.92%, respectively. The delinquency rates continue to be positively impacted by government stimulus and support provided to borrowers who participated in payment assistance programs. Net charge-offs decreased for the three and nine months ended September 30, 2021 compared with the prior year periods reflecting lower charge-offs and higher recoveries as consumer cash balances remained elevated benefiting from the impact of government stimulus and payment assistance programs.
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
Modifications of credit card loans
At September 30, 2021, the Firm had $1.1 billion of credit card loans outstanding that have been modified in TDRs, which does not include loans with short-term or other insignificant modifications that are not considered TDRs, compared to $1.4 billion at December 31, 2020. Refer to Note 11 for additional information about loan modification programs to borrowers.

WHOLESALE CREDIT PORTFOLIO
In its wholesale businesses, the Firm is exposed to credit risk primarily through its underwriting, lending, market-making, and hedging activities with and for clients and counterparties, as well as through various operating services (such as cash management and clearing activities), securities financing activities and cash placed with banks. A portion of the loans originated or acquired by the Firm’s wholesale businesses is generally retained on the balance sheet. The Firm distributes a significant percentage of the loans that it originates into the market as part of its syndicated loan business and to manage portfolio concentrations and credit risk. The wholesale portfolio is actively managed, in part by conducting ongoing, in-depth reviews of client credit quality and transaction structure inclusive of collateral where applicable, and of industry, product and client concentrations. Refer to the industry discussion on pages 68-71 for further information.
The Firm’s wholesale credit portfolio includes exposure held in CIB, CB, AWM and Corporate, as well as risk-rated exposures held in CCB, including business banking and auto dealer exposure for which the wholesale methodology is applied when determining the allowance for credit losses.
In the nine months ended September 30, 2021, the credit environment continued to improve following the broad-based deterioration in 2020 that resulted from the impacts of the COVID-19 pandemic.
As of September 30, 2021, retained loans increased $17.8 billion driven by CIB and AWM partially offset by decreases in CB and CCB. In CB, the decrease was largely driven by a net decrease in PPP loans. Lending-related commitments increased $49.4 billion, predominantly driven by net portfolio activity in CIB and CB, including an increase in held for sale commitments intended to be syndicated.
In the nine months ended September 30, 2021, the investment-grade percentage of the credit portfolio decreased from 71% to 70% driven by net portfolio activity, including new commitments. Criticized exposure was $41.6 billion at both September 30, 2021 and December 31, 2020. Nonperforming exposure decreased $814 million driven by lower nonperforming loans, largely in Oil & Gas and Individuals and Individual Entities, with net portfolio activity and select upgrades being partially offset by select downgrades. The decrease in nonperforming loans was partially offset by an increase in nonperforming derivatives. Net charge-offs were $100 million.

Wholesale credit portfolio
	Credit exposure			Nonperforming(d)
(in millions)	Sep 30, 2021	Dec 31, 2020		Sep 30, 2021	Dec 31, 2020
Loans retained	$532,786	$514,947		$2,084	$3,318
Loans held-for-sale	8,320	5,784		190	284
Loans at fair value	32,179	29,327		618	504
Loans	573,285	550,058		2,892	4,106
Derivative receivables	67,908	75,444	(c)	393	56
Receivables from customers(a)	58,752	47,710		—	—
Total wholesale credit-related assets	699,945	673,212		3,285	4,162
Assets acquired in loan satisfactions
Real estate owned	NA	NA		124	125
Other	NA	NA		—	—
Total assets acquired in loan satisfactions	NA	NA		124	125
Lending-related commitments	499,236	449,863		641	577
Total wholesale credit portfolio	$1,199,181	$1,123,075		$4,050	$4,864
Credit derivatives and credit-related notes used in credit portfolio management activities(b)	$(31,584)	$(23,218)	(c)	$—	$—
Liquid securities and other cash collateral held against derivatives	(11,001)	(14,806)		NA	NA
(a)Receivables from customers reflect held-for-investment margin loans to brokerage clients in CIB, CCB and AWM; these are reported within accrued interest and accounts receivable on the Consolidated balance sheets.
(b)Represents the net notional amount of protection purchased and sold through credit derivatives and credit-related notes used to manage both performing and nonperforming wholesale credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. Refer to Credit derivatives on page 74 and Note 4 for additional information.
(c)Prior-period amounts have been revised to conform with the current presentation.
(d)Loans that were modified in response to the COVID-19 pandemic continue to be risk-rated in accordance with the Firm’s overall credit risk management framework. As of September 30, 2021, predominantly all of these loans were considered performing.

Wholesale assistance
In March 2020, the Firm began providing assistance to clients in response to the COVID-19 pandemic, predominantly in the form of payment deferrals and covenant modifications.
As of September 30, 2021, the Firm had approximately $177 million of retained loans under payment deferral, which decreased from $16.8 billion at June 30, 2020. Predominantly all clients that exited deferral are current or have paid down their loans. The Firm continues to monitor the credit risk associated with loans subject to deferrals throughout the deferral period and on an ongoing basis after the borrowers are required to resume making regularly scheduled payments and considers expected losses of principal and accrued interest on these loans in its allowance for credit losses.
In addition, the Firm granted assistance in the form of covenant modifications. These types of assistance, both payment deferrals and covenant modifications, are generally not reported as TDRs, either because the modifications were insignificant or they qualified for the option to suspend the application of accounting guidance for TDRs as provided by the CARES Act and extended by the Consolidated Appropriations Act. Loans under assistance continue to be risk-rated in accordance with the Firm’s overall credit risk management framework. As of September 30, 2021, substantially all of these loans were considered performing.
Wholesale credit exposure – maturity and ratings profile
The following tables present the maturity and internal risk ratings profiles of the wholesale credit portfolio as of September 30, 2021, and December 31, 2020. The Firm generally considers internal ratings with qualitative characteristics equivalent to BBB-/Baa3 or higher as investment grade, and takes into consideration collateral and structural support when determining the internal risk rating for each credit facility. Refer to Note 12 of JPMorgan Chase's 2020 Form 10-K for further information on internal risk ratings.

	Maturity profile(e)				Ratings profile
	1 year or less	1 year through 5 years	After 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
September 30, 2021 (in millions, except ratios)
Loans retained	$200,142	$206,146	$126,498	$532,786	$388,506	$144,280	$532,786	73%
Derivative receivables				67,908			67,908
Less: Liquid securities and other cash collateral held against derivatives				(11,001)			(11,001)
Total derivative receivables, net of collateral	18,272	17,146	21,489	56,907	36,178	20,729	56,907	64
Lending-related commitments	131,685	340,669	26,882	499,236	338,916	160,320	499,236	68
Subtotal	350,099	563,961	174,869	1,088,929	763,600	325,329	1,088,929	70
Loans held-for-sale and loans at fair value(a)				40,499			40,499
Receivables from customers				58,752			58,752
Total exposure – net of liquid securities and other cash collateral held against derivatives				$1,188,180			$1,188,180
Credit derivatives and credit-related notes used in credit portfolio management activities(b)(c)	$(19,659)	$(7,897)	$(4,028)	$(31,584)	$(24,161)	$(7,423)	$(31,584)	76%

	Maturity profile(e)					Ratings profile
	1 year or less	1 year through 5 years	After 5 years	Total		Investment-grade	Noninvestment-grade	Total		Total % of IG
December 31, 2020 (in millions, except ratios)
Loans retained	$183,969	$197,905	$133,073	$514,947		$379,273	$135,674	$514,947		74%
Derivative receivables				75,444	(d)			75,444	(d)
Less: Liquid securities and other cash collateral held against derivatives				(14,806)				(14,806)
Total derivative receivables, net of collateral	17,750	14,478	28,410	60,638		38,941	21,697	60,638		64
Lending-related commitments	116,950	315,179	17,734	449,863		312,694	137,169	449,863		70
Subtotal	318,669	527,562	179,217	1,025,448		730,908	294,540	1,025,448		71
Loans held-for-sale and loans at fair value(a)				35,111				35,111
Receivables from customers				47,710				47,710
Total exposure – net of liquid securities and other cash collateral held against derivatives				$1,108,269				$1,108,269
Credit derivatives and credit-related notes used in credit portfolio management activities(b)(c)(d)	$(6,765)	$(13,627)	$(2,826)	$(23,218)		$(18,164)	$(5,054)	$(23,218)		78%
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
(d)Prior-period amounts have been revised to conform with the current presentation.
(e)The maturity profile of retained loans, lending-related commitments and derivative receivables is generally based on remaining contractual maturity. Derivative contracts that are in a receivable position at September 30, 2021, may become payable prior to maturity based on their cash flow profile or changes in market conditions.

Wholesale credit exposure – industry exposures
The Firm focuses on the management and diversification of its industry exposures, and pays particular attention to industries with actual or potential credit concerns.
Exposures deemed criticized align with the U.S. banking regulators’ definition of criticized exposures, which consist of the special mention, substandard and doubtful categories. Total criticized exposure excluding loans held-for-sale and loans at fair value, was $41.6 billion at both September 30, 2021 and December 31, 2020, representing approximately 3.8% and 4.0% of total wholesale credit exposure, respectively, as select downgrades were offset by select upgrades and net portfolio activity. The total criticized exposure at September 30, 2021 was largely undrawn and $38.5 billion was performing.
The table below summarizes by industry the Firm’s exposures as of September 30, 2021, and December 31, 2020. The industry of risk category is generally based on the client or counterparty’s primary business activity. Refer to Note 4 of JPMorgan Chase's 2020 Form 10-K for additional information on industry concentrations.

Wholesale credit exposure – industries(a)
						Selected metrics
						30 days or more past due and accruing loans(i)	Net charge-offs/ (recoveries)	Credit derivative hedges and credit-related notes(i)	Liquid securities and other cash collateral held against derivative receivables
			Noninvestment-grade
As of or for the nine months ended	Credit exposure(f)(g)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
September 30, 2021
(in millions)
Real Estate	$156,298	$122,285	$27,366	$6,342	$305	$236	$(3)	$(169)	$—
Individuals and Individual Entities(b)	132,793	117,260	14,886	107	540	1,495	24	—	(5)
Consumer & Retail	115,534	59,037	47,732	8,293	472	115	10	(167)	—
Asset Managers	80,801	68,069	12,726	—	6	7	—	—	(4,739)
Technology, Media & Telecommunications	79,946	47,608	25,737	6,271	330	40	(3)	(964)	(27)
Industrials	68,298	34,913	29,699	3,577	109	146	11	(772)	(10)
Healthcare	60,544	42,521	16,325	1,637	61	83	(5)	(305)	(153)
Banks & Finance Cos	55,086	34,004	19,498	1,572	12	91	10	(565)	(1,161)
Oil & Gas	46,203	18,935	23,955	3,067	246	31	57	(320)	(1)
Automotive	38,042	25,809	11,460	601	172	—	(3)	(420)	—
State & Municipal Govt(c)	35,318	34,628	576	101	13	3	—	—	(14)
Utilities	33,727	24,664	7,790	1,099	174	5	6	(383)	(4)
Chemicals & Plastics	19,766	11,437	7,897	424	8	7	—	(10)	—
Transportation	16,459	6,937	4,884	4,434	204	16	—	(51)	(24)
Metals & Mining	15,426	6,875	8,133	326	92	—	2	(29)	(2)
Insurance	14,515	10,739	3,722	54	—	—	—	—	(2,235)
Central Govt	12,982	12,697	285	—	—	—	—	(6,326)	(197)
Securities Firms	5,573	2,611	2,409	550	3	—	—	(48)	(285)
Financial Markets Infrastructure	5,257	4,939	318	—	—	—	—	—	(32)
All other(d)	107,362	88,036	18,948	7	371	394	(6)	(21,055)	(2,112)
Subtotal	$1,099,930	$774,004	$284,346	$38,462	$3,118	$2,669	$100	$(31,584)	$(11,001)
Loans held-for-sale and loans at fair value	40,499
Receivables from customers	58,752
Total(e)	$1,199,181

(continued from previous page)
								Selected metrics
								30 days or more past due and accruing loans(i)	Net charge-offs/ (recoveries)	Credit derivative hedges and credit-related notes(h)(j)	Liquid securities and other cash collateral held against derivative receivables
				Noninvestment-grade
As of or for the year ended	Credit exposure(f)(g)		Investment- grade	Noncriticized		Criticized performing	Criticized nonperforming
December 31, 2020
(in millions)
Real Estate	$148,498		$116,124	$27,576		$4,294	$504	$374	$94	$(190)	$—
Individuals and Individual Entities(b)	122,870		107,266	14,688		227	689	1,570	(17)	—	—
Consumer & Retail	108,437		57,580	41,624		8,852	381	203	55	(381)	(5)
Asset Managers	66,573		57,582	8,885		85	21	19	1	—	(4,685)
Technology, Media & Telecommunications	72,150		36,435	27,770		7,738	207	10	73	(984)	(56)
Industrials	66,470		37,512	26,881		1,852	225	278	70	(658)	(61)
Healthcare	60,118		44,901	13,356		1,684	177	96	104	(378)	(191)
Banks & Finance Cos	54,032		35,115	17,820		1,045	52	20	13	(659)	(1,648)
Oil & Gas	39,159		18,456	14,969		4,952	782	11	249	(488)	(4)
Automotive	43,331		25,548	15,575		2,149	59	152	22	(434)	—
State & Municipal Govt(c)	38,286		37,705	574		2	5	41	—	—	(41)
Utilities	30,124		22,451	7,048		571	54	14	(7)	(402)	(1)
Chemicals & Plastics	17,176		10,622	5,703		822	29	6	—	(83)	—
Transportation	16,232		7,549	6,340		2,137	206	30	117	(83)	(26)
Metals & Mining	15,542		5,958	8,699		704	181	8	16	(141)	(13)
Insurance	13,141		10,177	2,960		3	1	7	—	—	(1,771)
Central Govt	17,025		16,652	373		—	—	—	—	(8,364)	(982)
Securities Firms	8,048		6,116	1,927		1	4	—	18	(49)	(3,423)
Financial Markets Infrastructure	6,515		6,449	66		—	—	—	—	—	(10)
All other(d)	96,527	(h)	84,650	10,999	(h)	504	374	83	(9)	(9,924)	(1,889)
Subtotal	$1,040,254		$744,848	$253,833		$37,622	$3,951	$2,922	$799	$(23,218)	$(14,806)
Loans held-for-sale and loans at fair value	35,111
Receivables from customers	47,710
Total(e)	$1,123,075
(a)The industry rankings presented in the table as of December 31, 2020, are based on the industry rankings of the corresponding exposures at September 30, 2021, not actual rankings of such exposures at December 31, 2020.
(b)Individuals and Individual Entities predominantly consists of Global Private Bank clients within AWM and includes exposure to personal investment companies and personal and testamentary trusts.
(c)In addition to the credit risk exposure to states and municipal governments (both U.S. and non-U.S.) at September 30, 2021, and December 31, 2020, noted above, the Firm held: $6.7 billion and $7.2 billion, respectively, of trading assets; $17.5 billion and $20.4 billion, respectively, of AFS securities; and $13.5 billion and $12.8 billion, respectively, of HTM securities, issued by U.S. state and municipal governments. Refer to Note 2 and Note 9 for further information.
(d)All other includes: SPEs, and Private education and civic organizations, representing approximately 93% and 7%, respectively, at September 30, 2021 and 92% and 8%, respectively, at December 31, 2020.
(e)Excludes cash placed with banks of $749.7 billion and $516.9 billion, at September 30, 2021, and December 31, 2020, respectively, which is predominantly placed with various central banks, primarily Federal Reserve Banks.
(f)Credit exposure is net of risk participations and excludes the benefit of credit derivatives and credit-related notes used in credit portfolio management activities held against derivative receivables or loans and liquid securities and other cash collateral held against derivative receivables.
(g)Credit exposure includes held-for-sale and fair value option elected lending-related commitments.
(h)Prior-period amounts have been revised to conform with the current presentation.
(i)Generally excludes loans under payment deferral programs offered in response to the COVID-19 pandemic.
(j)Represents the net notional amounts of protection purchased and sold through credit derivatives and credit-related notes used to manage the credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. The All other category includes purchased credit protection on certain credit indices.

Presented below is additional detail on certain of the Firm’s industry exposures.
Real Estate
Real Estate exposure was $156.3 billion as of September 30, 2021, of which $86.5 billion was multifamily lending as shown in the table below. Criticized exposure increased by $1.8 billion from $4.8 billion at December 31, 2020 to $6.6 billion at September 30, 2021, driven by select downgrades partially offset by select upgrades.

	September 30, 2021
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment-grade	% Drawn(d)
Multifamily(a)	$86,410	$108	$86,518	85%	90%
Other Income Producing Properties(b)	17,807	472	18,279	84	40
Office	15,819	231	16,050	75	71
Services and Non Income Producing	11,463	30	11,493	59	46
Industrial	10,524	46	10,570	76	61
Retail	9,755	125	9,880	64	66
Lodging	3,456	52	3,508	5	34
Total Real Estate Exposure(c)	155,234	1,064	156,298	78	75

	December 31, 2020
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment- grade	% Drawn(d)
Multifamily(a)	$85,368	$183	$85,551	85%	92%
Other Income Producing Properties(b)	13,435	421	13,856	76	55
Office	16,372	475	16,847	76	70
Services and Non Income Producing	9,242	22	9,264	62	47
Industrial	9,039	69	9,108	76	73
Retail	10,573	199	10,772	60	69
Lodging	3,084	16	3,100	24	57
Total Real Estate Exposure	147,113	1,385	148,498	78	80
(a)Multifamily exposure is largely in California.
(b)Other Income Producing Properties consists of clients with diversified property types or other property types outside of categories listed in the table above.
(c)Real Estate exposure is approximately 76% secured; unsecured exposure is approximately 78% investment-grade.
(d)Represents drawn exposure as a percentage of credit exposure.

Consumer & Retail
Consumer & Retail exposure was $115.5 billion as of September 30, 2021, and predominantly included Retail, Food and Beverage, and Business and Consumer Services as shown in the table below.

	September 30, 2021
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment-grade	% Drawn(d)
Retail(a)	$31,673	$1,795	$33,468	51%	31%
Food and Beverage	30,326	1,067	31,393	60	34
Business and Consumer Services	27,371	400	27,771	50	35
Consumer Hard Goods	15,162	111	15,273	53	31
Leisure(b)	7,491	138	7,629	14	33
Total Consumer & Retail(c)	112,023	3,511	115,534	51	33

	December 31, 2020
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment- grade	% Drawn(d)
Retail(a)	$32,486	$887	$33,373	52%	33%
Food and Beverage	28,012	897	28,909	62	33
Business and Consumer Services	24,760	599	25,359	52	41
Consumer Hard Goods	12,937	178	13,115	59	36
Leisure(b)	7,440	241	7,681	18	43
Total Consumer & Retail	105,635	2,802	108,437	53	36
(a)Retail consists of Home Improvement & Specialty Retailers, Restaurants, Supermarkets, Discount & Drug Stores, Specialty Apparel and Department Stores.
(b)Leisure consists of Gaming, Arts & Culture, Travel Services and Sports & Recreation. As of September 30, 2021 approximately 79% of the noninvestment-grade Leisure portfolio is secured.
(c)Approximately 78% of the noninvestment-grade portfolio is secured.
(d)Represents drawn exposure as a percent of credit exposure.
Oil & Gas
Oil & Gas exposure was $46.2 billion as of September 30, 2021, including $27.2 billion of Exploration & Production and Oil field Services as shown in the table below. During the nine months ended September 30, 2021, the investment-grade percentage decreased from 47% to 41%, predominantly driven by increased noninvestment-grade derivative receivables resulting from market movements related to Oil & Gas prices. However, criticized exposure decreased by $2.4 billion from $5.7 billion at December 31, 2020 to $3.3 billion at September 30, 2021, driven by net portfolio activity and select upgrades partially offset by select downgrades.

	September 30, 2021
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment-grade	% Drawn(c)
Exploration & Production ("E&P") and Oil field Services	$17,833	$9,393	$27,226	29%	24%
Other Oil & Gas(a)	17,964	1,013	18,977	58	24
Total Oil & Gas(b)	35,797	10,406	46,203	41	24

	December 31, 2020
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment- grade	% Drawn(c)
Exploration & Production ("E&P") and Oil field Services	$18,228	$1,048	$19,276	32%	37%
Other Oil & Gas(a)	19,288	595	19,883	62	21
Total Oil & Gas(b)	37,516	1,643	39,159	47	29
(a)Other Oil & Gas includes Integrated Oil & Gas companies, Midstream/Oil Pipeline companies and refineries.
(b)Secured lending was $20.3 billion and $13.2 billion at September 30, 2021 and December 31, 2020, respectively, over half of which is reserve-based lending to the Exploration & Production sub-sector; unsecured exposure is largely investment-grade.
(c)Represents drawn exposure as a percent of credit exposure.

Loans
In its wholesale businesses, the Firm provides loans to a variety of clients, ranging from large corporate and institutional clients to high-net-worth individuals. Refer to Note 11 for a further discussion on loans, including information about delinquencies, loan modifications and other credit quality indicators.
The following table presents the change in the nonaccrual loan portfolio for the nine months ended September 30, 2021 and 2020. Since September 30, 2020, nonaccrual loan exposure decreased $1.7 billion, largely in Oil & Gas and Individuals and Individual Entities, with net portfolio activity and select upgrades being partially offset by select downgrades.

Wholesale nonaccrual loan activity
Nine months ended September 30, (in millions)	2021	2020
Beginning balance	$4,106	$1,271
Additions	2,021	5,650
Reductions:
Paydowns and other	1,782	1,381
Gross charge-offs	180	614
Returned to performing status	893	238
Sales	380	91
Total reductions	3,235	2,324
Net changes	(1,214)	3,326
Ending balance	$2,892	$4,597

The following table presents net charge-offs/recoveries, which are defined as gross charge-offs less recoveries, for the three and nine months ended September 30, 2021 and 2020. The amounts in the table below do not include gains or losses from sales of nonaccrual loans recognized in noninterest revenue.

Wholesale net charge-offs/(recoveries)
(in millions, except ratios)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Loans
Average loans retained	$528,979	$504,449	$521,628	$512,137
Gross charge-offs	52	150	187	641
Gross recoveries collected	(15)	(58)	(87)	(88)
Net charge-offs/(recoveries)	37	92	100	553
Net charge-off/(recovery) rate	0.03%	0.07%	0.03%	0.14%

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
Receivables from customers
Receivables from customers reflect held-for-investment margin loans to brokerage clients in CIB, CCB and AWM that are collateralized by assets maintained in the clients’ brokerage accounts (e.g., cash on deposit, and liquid and readily marketable debt or equity securities). Because of this collateralization, no allowance for credit losses is generally held against these receivables. To manage its credit risk the Firm establishes margin requirements and monitors the required margin levels on an ongoing basis, and requires clients to deposit additional cash or other collateral, or to reduce positions, when appropriate. These receivables are reported within accrued interest and accounts receivable on the Firm’s Consolidated balance sheets.
Derivative contracts
Derivatives enable clients and counterparties to manage risk including credit risk and risks arising from fluctuations in interest rates, foreign exchange, equities, and commodities. The Firm makes markets in derivatives in order to meet these needs and uses derivatives to manage certain risks associated with net open risk positions from its market-making activities, including the counterparty credit risk arising from derivative receivables. The Firm also uses derivative instruments to manage its own credit risk and other market risk exposure. The nature of the counterparty and the settlement mechanism of the derivative affect the credit risk to which the Firm is exposed. For OTC derivatives the Firm is exposed to the credit risk of the derivative counterparty. For exchange-traded derivatives (“ETD”), such as futures and options, and cleared over-the-counter (“OTC-cleared”) derivatives, the Firm can also be exposed to the credit risk of the relevant CCP. Where possible, the Firm seeks to mitigate its credit risk exposures arising from derivative contracts through the use of legally enforceable master netting arrangements and collateral agreements.
The percentage of the Firm’s over-the-counter derivative transactions subject to collateral agreements — excluding foreign exchange spot trades, which are not typically covered by collateral agreements due to their short maturity and centrally cleared trades that are settled daily — was approximately 88% at both September 30, 2021, and December 31, 2020. Refer to Note 4 for additional information on the Firm’s use of collateral agreements. Refer to Note 4 for a further discussion of derivative contracts, counterparties and settlement types.
The fair value of derivative receivables reported on the Consolidated balance sheets were $67.9 billion and $75.4 billion at September 30, 2021, and December 31, 2020, respectively, with decreases primarily driven by maturities of certain trades in CIB. Derivative receivables represent the fair value of the derivative contracts after giving effect to legally enforceable master netting agreements and the related cash collateral held by the Firm.
In addition, the Firm held liquid securities and other cash collateral that the Firm believes is legally enforceable and may be used as security when the fair value of the client’s exposure is in the Firm’s favor. For these purposes, the definition of liquid securities is consistent with the definition of high quality liquid assets as defined in the LCR rule.
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

The following tables summarize the net derivative receivables and the internal ratings profile for the periods presented.

Derivative receivables
(in millions)	September 30, 2021	December 31, 2020
Total, net of cash collateral	$67,908	$75,444	(a)
Liquid securities and other cash collateral held against derivative receivables	(11,001)	(14,806)
Total, net of liquid securities and other cash collateral	$56,907	$60,638
Other collateral held against derivative receivables	(1,906)	(1,836)	(a)
Total, net of collateral	$55,001	$58,802

Ratings profile of derivative receivables
	September 30, 2021		December 31, 2020
(in millions, except ratios)	Exposure net of collateral	% of exposure net of collateral	Exposure net of collateral		% of exposure net of collateral
Investment-grade	$34,379	63%	$37,013		63%
Noninvestment-grade	20,622	37	21,789	(a)	37	(a)
Total	$55,001	100%	$58,802		100%
(a)Prior-period amounts have been revised to conform with the current presentation.
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
(in millions)	September 30, 2021	December 31, 2020
Credit derivatives and credit-related notes used to manage:
Loans and lending-related commitments	$2,803	$4,856
Derivative receivables	28,781	18,362
Credit derivatives and credit-related notes used in credit portfolio management activities	$31,584	$23,218
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
Discussion of changes in the allowance
The allowance for credit losses as of September 30, 2021 was $20.5 billion, a decrease from $30.8 billion at December 31, 2020. The decrease in the allowance for credit losses reflected:
•an $8.0 billion reduction in consumer, predominantly in the credit card portfolio, reflecting improvements in the Firm's macroeconomic outlook; and
•a $2.3 billion net reduction in wholesale, across the LOBs, reflecting improvements in the Firm's macroeconomic outlook.
The COVID-19 pandemic has stressed many macroeconomic variables (“MEVs”) used in the Firm's allowance estimate which has created challenges in the use of modeled credit loss estimates, increased the reliance on management judgment, and resulted in adjustments to appropriately address the economic circumstances. These adjustments continued through the third quarter of 2021, although to a lesser extent than experienced during 2020.
The U.S. economy has continued to improve despite the ongoing impact of the COVID-19 pandemic, with the benefits of vaccination resulting in improvements in the Firm's macroeconomic outlook, particularly in the adverse scenarios. However, uncertainties remain, including the impact that additional waves and variants of COVID-19 may have on the pace of economic growth, the strength of underlying labor markets with the expiration of government assistance programs, and the potential for changes in consumer behavior that could have longer term impacts on certain sectors. As a result of these uncertainties, the Firm retained meaningful weighting on its adverse scenarios in the third quarter of 2021, in line with the second quarter of 2021, but to a lesser extent than the fourth quarter of 2020. These adverse scenarios incorporate more punitive macroeconomic factors than the central case assumptions outlined below, resulting in a weighted average U.S. unemployment rate near 7% into the first quarter of 2022 and falling below 6% in the third quarter of 2022, and a weighted average cumulative change in U.S. gross domestic product ("GDP") of 3.8% in the fourth quarter of 2022.
The Firm’s central case assumptions reflected U.S. unemployment rates and U.S. real GDP as follows:

	Assumptions at September 30, 2021
	4Q21	2Q22	4Q22
U.S. unemployment rate(a)	5.1%	4.4%	4.1%
Cumulative change in U.S. real GDP from 12/31/2019	3.3%	5.0%	6.2%

	Assumptions at December 31, 2020
	2Q21	4Q21	2Q22
U.S. unemployment rate(a)	6.8%	5.7%	5.1%
Cumulative change in U.S. real GDP from 12/31/2019	(1.9)%	0.6%	2.0%
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
Refer to Critical Accounting Estimates Used by the Firm on pages 86-88 for further information on the allowance for credit losses and related management judgments.
Refer to Consumer Credit Portfolio on pages 61-65, Wholesale Credit Portfolio on pages 66-74 and Note 11 for additional information on the consumer and wholesale credit portfolios.

Allowance for credit losses and related information
	2021				2020
Nine months ended September 30,	Consumer, excluding credit card	Credit card	Wholesale	Total	Consumer, excluding credit card	Credit card	Wholesale	Total
(in millions, except ratios)
Allowance for loan losses
Beginning balance at January 1,	$3,636	$17,800	$6,892	$28,328	$2,538	$5,683	$4,902	$13,123
Cumulative effect of a change in accounting principle	NA	NA	NA	NA	297	5,517	(1,642)	4,172
Gross charge-offs	452	2,957	187	3,596	620	4,104	641	5,365
Gross recoveries collected	(470)	(724)	(87)	(1,281)	(483)	(585)	(88)	(1,156)
Net charge-offs/(recoveries)	(18)	2,233	100	2,315	137	3,519	553	4,209
Provision for loan losses	(1,778)	(3,917)	(2,162)	(7,857)	1,803	10,119	5,802	17,724
Other	(2)	—	(4)	(6)	1	—	3	4
Ending balance at September 30,	$1,874	$11,650	$4,626	$18,150	$4,502	$17,800	$8,512	$30,814

Allowance for lending-related commitments
Beginning balance at January 1,	$187	$—	$2,222	$2,409	$12	$—	$1,179	$1,191
Cumulative effect of a change in accounting principle	NA	NA	NA	NA	133	—	(35)	98
Provision for lending-related commitments	(45)	—	(61)	(106)	71	—	1,464	1,535
Other	—	—	2	2	—	—	(1)	(1)
Ending balance at September 30,	$142	$—	$2,163	$2,305	$216	$—	$2,607	$2,823

Impairment methodology
Asset-specific(a)	$(571)	$383	$357	$169	$228	$652	$792	$1,672
Portfolio-based	2,445	11,267	4,269	17,981	4,274	17,148	7,720	29,142
Total allowance for loan losses	$1,874	$11,650	$4,626	$18,150	$4,502	$17,800	$8,512	$30,814

Impairment methodology
Asset-specific	$—	$—	$129	$129	$—	$—	$109	$109
Portfolio-based	142	—	2,034	2,176	216	—	2,498	2,714
Total allowance for lending-related commitments	$142	$—	$2,163	$2,305	$216	$—	$2,607	$2,823

Total allowance for credit losses(b)	$2,016	$11,650	$6,789	$20,455	$4,718	$17,800	$11,119	$33,637

Memo:
Retained loans, end of period	$298,308	$143,166	$532,786	$974,260	$305,106	$139,590	$500,841	$945,537
Retained loans, average	299,620	137,012	521,628	958,260	301,535	148,382	512,137	962,054
Credit ratios
Allowance for loan losses to retained loans	0.63%	8.14%	0.87%	1.86%	1.48%	12.75%	1.70%	3.26%
Allowance for loan losses to retained nonaccrual loans(c)	38	NM	222	259	89	NM	227	350
Allowance for loan losses to retained nonaccrual loans excluding credit card	38	NM	222	93	89	NM	227	148
Net charge-off/(recovery) rates	(0.01)	2.18	0.03	0.32	0.06	3.17	0.14	0.58
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
(b)Excludes the allowance for credit losses on investment securities of $73 million and $120 million as of September 30, 2021 and 2020, respectively.
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
Investment securities risk
Investment securities risk includes the exposure associated with a default in the payment of principal and interest. This risk is mitigated given that the investment securities portfolio held by Treasury and CIO is predominantly invested in high-quality securities. At September 30, 2021, the Treasury and CIO investment securities portfolio, net of allowance for credit losses, was $593.0 billion, and the average credit rating of the securities comprising the portfolio was AA+ (based upon external ratings where available and where not available, based primarily upon internal risk ratings). Refer to Corporate segment results on pages 44-46 and Note 9 for further information on the investment securities portfolio and internal risk ratings. Refer to Market Risk Management on pages 78-82 for further information on the market risk inherent in the portfolio. Refer to Liquidity Risk Management on pages 54-58 for further information on related liquidity risk.
Principal investment risk
Principal investments are typically privately held non-traded financial instruments representing ownership interests or other forms of junior capital and span multiple asset classes. These investments are made by dedicated investing businesses or as part of a broader business strategy. In general, principal investments include tax-oriented investments and investments made to enhance or accelerate the Firm’s business strategies and exclude those that are consolidated on the Firm's balance sheets. The Firm’s investments will continue to evolve in line with its strategies, including the Firm’s commitment to support underserved communities and minority-owned businesses. The Firm’s principal investments are managed by the LOBs and Corporate and are reflected within their respective financial results. The aggregate carrying values of the principal investment portfolios have not been significantly affected as a result of the COVID-19 pandemic.
The table below presents the aggregate carrying values of the principal investment portfolios as September 30, 2021 and December 31, 2020.

(in billions)	September 30, 2021	December 31, 2020
Tax-oriented investments, primarily in alternative energy and affordable housing(a)	$20.9	$20.0
Private equity, various debt and equity instruments, and real assets	7.0	6.2
Total carrying value	$27.9	$26.2
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
Models used to measure market risk are inherently imprecise and are limited in their ability to measure certain risks or to predict losses. This imprecision may be heightened when sudden or severe shifts in market conditions occur. For additional discussion on model uncertainty refer to Estimations and Model Risk Management on page 85.
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

Total VaR
	Three months ended
	September 30, 2021						June 30, 2021						September 30, 2020
(in millions)	Avg.		Min		Max		Avg.		Min		Max		Avg.		Min		Max
CIB trading VaR by risk type
Fixed income	$38		$30		$46		$39		$33		$44		$93		$79		$124
Foreign exchange	5		3		8		6		4		9		13		7		18
Equities	11		8		15		18		11		23		26		22		31
Commodities and other	11		9		13		22		12		35		33		24		47
Diversification benefit to CIB trading VaR	(33)	(a)	NM	(b)	NM	(b)	(44)	(a)	NM	(b)	NM	(b)	(76)	(a)	NM	(b)	NM	(b)
CIB trading VaR	32		22		44		41		34		51		89		73		115
Credit portfolio VaR	5		4		7		6		4		9		15		12		17
Diversification benefit to CIB VaR	(4)	(a)	NM	(b)	NM	(b)	(6)	(a)	NM	(b)	NM	(b)	(14)	(a)	NM	(b)	NM	(b)
CIB VaR	33		22		45		41		34		52		90		74		116

CCB VaR	6		4		10		5		4		7		3		1		7
Corporate and other LOB VaR	17		15		19		20		18		22		16		15		19
Diversification benefit to other VaR	(4)	(a)	NM	(b)	NM	(b)	(5)	(a)	NM	(b)	NM	(b)	(3)	(a)	NM	(b)	NM	(b)
Other VaR	19		16		23		20		19		22		16		14		19
Diversification benefit to CIB and other VaR	(16)	(a)	NM	(b)	NM	(b)	(18)	(a)	NM	(b)	NM	(b)	(16)	(a)	NM	(b)	NM	(b)
Total VaR	$36		$24		$50		$43		$35		$52		$90		$74		$117
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
Quarter over quarter results
Average total VaR decreased by $7 million for the three months ended September 30, 2021 when compared with June 30, 2021. This was due to volatility rolling out of the one-year historical look-back period impacting exposures in commodities, as well as risk reductions in equities.

Year over year results
Average total VaR decreased by $54 million for the three months ended September 30, 2021, compared with the same period in the prior year. This decrease was driven by volatility which occurred at the onset of the COVID-19 pandemic rolling out of the one-year historical look-back period, predominantly impacting exposures in fixed income and commodities.

The following graph presents daily Risk Management VaR for the five trailing quarters. As noted previously, average total VaR decreased by $54 million for the three months ended September 30, 2021, compared with the same period in the prior year. Daily Risk Management VaR has returned to pre-pandemic levels, as the volatility which occurred in late March of 2020 at the onset of the COVID-19 pandemic has rolled out of the one-year historical look-back period.
Daily Risk Management VaR

Third Quarter 2020	Fourth Quarter 2020	First Quarter 2021	Second Quarter 2021	Third Quarter 2021
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
For the 12 months ended September 30, 2021, the Firm posted backtesting gains on 157 of the 259 days, and observed eight VaR backtesting exceptions. For the three months ended September 30, 2021, the Firm posted backtesting gains on 44 of the 66 days, and observed four VaR backtesting exceptions.
The following chart presents the distribution of Firmwide daily backtesting gains and losses for the trailing 12 months and three months ended September 30, 2021. The daily backtesting losses are displayed as a percentage of the corresponding daily Risk Management VaR. The count of days with backtesting losses are shown in aggregate, in fifty percentage point intervals. A backtesting exception occurs when the daily backtesting loss exceeds the daily Risk Management VaR for the prior day. Backtesting exceptions are displayed within the intervals that are greater than one hundred percent. The results in the chart below differ from the results of backtesting disclosed in the Market Risk section of the Firm’s Basel III Pillar 3 Regulatory Capital Disclosures reports, which are based on Regulatory VaR applied to the Firm’s covered positions.
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
•Forecasted balance sheet, as well as modeled prepayment and reinvestment behavior, but do not include assumptions about actions that could be taken by the Firm or its clients and customers in response to any such instantaneous rate changes. Mortgage prepayment assumptions are based on the interest rates used in the scenarios compared with underlying contractual rates, the time since origination, and other factors which are updated periodically based on historical experience. Deposit forecasts do not currently include assumptions to account for the reversal of Quantitative Easing in the 12-month horizon for earnings-at-risk.
•The pricing sensitivity of deposits, known as deposit betas, represent the amount by which deposit rates paid could change upon a given change in market interest rates. The deposit rates paid in these scenarios may differ from actual deposit rates paid, due to repricing lags and other factors.
The Firm’s earnings-at-risk scenarios are periodically evaluated and enhanced in response to changes in the composition of the Firm’s balance sheet, changes in market conditions, improvements in the Firm’s simulation and other factors. While a relevant measure of the Firm’s interest rate exposure, the earnings-at-risk analysis does not represent a forecast of the Firm’s net interest income (Refer to Outlook on page 8 for additional information).
The Firm’s U.S. dollar sensitivities are presented in the table below.

(in billions)	September 30, 2021	December 31, 2020
Parallel shift:
+100 bps shift in rates	$6.7	$6.9
Steeper yield curve:
+100 bps shift in long-term rates	1.3	2.4
Flatter yield curve:
+100 bps shift in short-term rates	5.4	4.5
The change in the Firm’s U.S. dollar sensitivities as of September 30, 2021 compared to December 31, 2020 reflected updates to the Firm’s baseline for higher long-term rates as well as the impact of changes in the Firm’s balance sheet.
The Firm’s sensitivity to rates is primarily a result of assets repricing at a faster pace than deposits.
Based upon current and implied market rates as of September 30, 2021, scenarios reflecting lower rates could result in negative interest rates. The U.S. has never experienced an interest rate environment where the Federal Reserve has a negative interest rate policy. In a negative interest rate environment, the modeling assumptions used for certain assets and liabilities require additional management judgment and therefore, the actual outcomes may differ from these assumptions.
The Firm’s non-U.S. dollar sensitivities are presented in the table below.

(in billions)	September 30, 2021	December 31, 2020
Parallel shift:
+100 bps shift in rates	$0.9	$0.9
Flatter yield curve:
+100 bps shift in short-term rates	0.8	0.8
The results of the non-U.S. dollar interest rate scenario involving a steeper yield curve with long-term rates rising by 100 basis points and short-term rates staying at current levels were not material to the Firm’s earnings-at-risk at September 30, 2021 and December 31, 2020.

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
The table below represents the potential impact to net revenue, OCI or noninterest expense for market risk-sensitive instruments that are not included in VaR or earnings-at-risk. Where appropriate, instruments used for hedging purposes are reported net of the positions being hedged. The sensitivities disclosed in the table below may not be representative of the actual gain or loss that would have been realized at September 30, 2021 and December 31, 2020, as the movement in market parameters across maturities may vary and are not intended to imply management’s expectation of future changes in these sensitivities.

Gain/(loss) (in millions)			September 30, 2021	December 31, 2020
Activity	Description	Sensitivity measure

Debt and equity(a)
Asset Management activities	Consists of seed capital and related hedges; fund co-investments(c); and certain deferred compensation and related hedges(d)	10% decline in market value	$(68)	$(48)
Other debt and equity	Consists of certain asset-backed fair value option elected loans, privately held equity and other investments held at fair value(c)	10% decline in market value	(933)	(919)

Funding activities
Non-USD LTD cross-currency basis	Represents the basis risk on derivatives used to hedge the foreign exchange risk on the non-USD LTD(e)	1 basis point parallel tightening of cross currency basis	(17)	(16)
Non-USD LTD hedges foreign currency (“FX”) exposure	Primarily represents the foreign exchange revaluation on the fair value of the derivative hedges(e)	10% depreciation of currency	19	13
Derivatives – funding spread risk(b)	Impact of changes in the spread related to derivatives FVA(c)	1 basis point parallel increase in spread	(6)	(9)
Fair value option elected liabilities – funding spread risk(b)	Impact of changes in the spread related to fair value option elected liabilities DVA(e)	1 basis point parallel increase in spread	44	40
Fair value option elected liabilities – interest rate sensitivity	Interest rate sensitivity on fair value option elected liabilities resulting from a change in the Firm’s own credit spread(e)	1 basis point parallel increase in spread	(2)	(3)
	Interest rate sensitivity related to risk management of changes in the Firm’s own credit spread on the fair value option elected liabilities noted above(c)	1 basis point parallel increase in spread	2	3
(a)Excludes equity securities without readily determinable fair values that are measured under the measurement alternative. Refer to Note 2 for additional information.
(b)Effective September 30, 2021, the Firm’s funding spread risk measure for both derivatives and fair value option elected liabilities now represents the sensitivity to the Firm's FVA spread. Previously, these measures represented the sensitivity to the Firm’s credit spread observed in the market. The Firm believes the updated measure is more reflective of the Firm’s funding spread risk. Prior-period amounts have been revised to conform with the current presentation.
(c)Impact recognized through net revenue.
(d)Impact recognized through noninterest expense.
(e)Impact recognized through OCI.

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
Risk Reporting
The following table presents the Firm’s top 20 exposures by country (excluding the U.S.) as of September 30, 2021 and their comparative exposures as of December 31, 2020. The selection of countries represents the Firm’s largest total exposures by individual country, based on the Firm’s internal country risk management approach, and does not represent the Firm’s view of any existing or potentially adverse credit conditions. Country exposures may fluctuate from period to period due to client activity and market flows.
The increase in exposure to Australia was due to increased cash placements with the central bank of Australia in the first quarter of 2021, predominantly driven by client activity following policy decisions in the country and growth in client deposits.

Top 20 country exposures (excluding the U.S.)(a)
(in billions)	September 30, 2021				December 31, 2020(e)
	Lending and deposits(b)	Trading and investing(c)	Other(d)	Total exposure	Total exposure
Germany	$110.7	$4.0	$0.3	$115.0	$127.2
United Kingdom	52.2	13.0	2.3	67.5	68.4
Japan	25.6	9.3	0.3	35.2	45.6
Australia	24.0	7.5	0.2	31.7	15.9
France	13.5	4.8	1.7	20.0	18.8
China	11.0	7.0	1.7	19.7	21.2
Switzerland	11.1	0.8	2.8	14.7	18.7
Canada	12.5	1.5	0.2	14.2	14.5
Brazil	4.6	8.3	—	12.9	10.8
Luxembourg	10.7	1.4	—	12.1	12.4
India	4.9	5.4	1.4	11.7	10.5
South Korea	4.1	7.2	0.3	11.6	10.1
Singapore	6.8	4.1	0.3	11.2	8.7
Spain	9.1	1.5	—	10.6	5.8
Netherlands	7.0	1.4	1.3	9.7	7.7
Italy	5.9	3.5	0.2	9.6	9.7
Sweden	7.8	0.2	0.1	8.1	4.3
Saudi Arabia	5.6	2.2	—	7.8	5.8
Belgium	5.5	1.4	—	6.9	4.0
Hong Kong SAR	4.7	1.9	0.2	6.8	6.2
(a)Country exposures presented in the table reflect 89% and 90% of total Firmwide non-U.S. exposure, where exposure is attributed to an individual country, at September 30, 2021 and December 31, 2020, respectively.
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
(e)The country rankings presented in the table as of December 31, 2020, are based on the country rankings of the corresponding exposures at September 30, 2021, not actual rankings of such exposures at December 31, 2020.

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
Business and technology resiliency risk
Business disruptions can occur due to forces beyond the Firm’s control such as the spread of infectious diseases or pandemics, severe weather, power or telecommunications loss, accidents, failure of a third party to provide expected services, cyberattack, flooding, transit strikes, terrorism and health emergencies. The safety of the Firm’s employees and customers is of the highest priority. The Firmwide resiliency program is intended to enable the Firm to recover its critical business functions and supporting assets (e.g., people, technology, data and facilities) in the event of a business interruption. The program includes governance, awareness training, and testing of recovery strategies, as well as strategic and tactical initiatives to identify, assess, and manage business interruption and public safety risks. The strength and proficiency of the Firmwide resiliency program has played an integral role in maintaining the Firm’s business operations during and after various events.
Cybersecurity Risk
Due to the ongoing impact of COVID-19, the Firm continues to leverage use of remote access and video conferencing solutions provided by third parties to facilitate remote work. As a result, the Firm has deployed additional precautionary measures to mitigate cybersecurity risks.
Payment Fraud Risk
The risk of payment fraud has normalized since the heightened levels experienced during earlier stages of the COVID-19 pandemic. The Firm continues to employ various controls for managing payment fraud risk as well as providing employee and client education and awareness trainings.

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
Refer to Critical Accounting Estimates Used by the Firm on pages 86-88 and Note 2 of this Form 10-Q, and Estimations and Model Risk Management section on page 151 of JPMorgan Chase’s 2020 Form 10-K for a summary of model-based valuations and other valuation techniques.

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
The allowance for credit losses involves significant judgment on a number of matters including development and weighting of macroeconomic forecasts, incorporation of historical loss experience, assessment of risk characteristics, assignment of risk ratings, valuation of collateral, and the determination of remaining expected life. Refer to Note 10 and Note 13 of JPMorgan Chase's 2020 Form 10-K for further information on these judgments as well as the Firm’s policies and methodologies used to determine the Firm’s allowance for credit losses; and refer to Allowance for credit losses on pages 75-76 and Note 12 of this Form 10-Q for further information.
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
The U.S. economy has continued to improve despite the ongoing impact of the COVID-19 pandemic, with the benefits of vaccination resulting in improvements in the Firm's macroeconomic outlook, particularly in the adverse scenarios. However, uncertainties remain, including the impact that additional waves and variants of COVID-19 may have on the pace of economic growth, the strength of underlying labor markets with the expiration of government assistance programs, and the potential for changes in consumer behavior that could have longer term impacts on certain sectors. Judgment is still required to estimate the speed and trajectory of the economic recovery.
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
For example, compared to the Firm’s central scenario shown on page 75 and in Note 12, the Firm’s relative adverse scenario assumes a significantly elevated U.S. unemployment rate through 2021, averaging approximately 2.3% higher over the eight-quarter forecast, with a peak difference of approximately 3.7% in the first quarter of 2022; lower U.S. real GDP with a slower recovery, remaining nearly 2.7% lower at the end of the eight-quarter forecast, with a peak difference of approximately 5.9% in the first quarter of 2022; and lower national HPI with a peak difference of nearly 14.4% and forecasted trough, both in the first quarter of 2023.
This analysis is not intended to estimate expected future changes in the allowance for credit losses, for a number of reasons, including:
•the Firm continues to place meaningful weighting on its adverse scenarios in estimating its allowance for credit losses as of September 30, 2021, and accordingly, the existing allowance already reflects credit losses beyond those estimated under the central scenario
•the impacts of changes in many MEVs are both interrelated and nonlinear, so the results of this analysis cannot be simply extrapolated for more severe changes in macroeconomic variables
•the COVID-19 pandemic has stressed many MEVs used in the Firm's allowance estimate, which has created challenges in the use of modeled credit loss estimations
•significant changes in the expected severity and duration of the economic downturn caused by the COVID-19 pandemic, effects of government support and customer assistance, and speed and trajectory of the subsequent recovery could significantly affect the Firm’s estimate of expected credit losses irrespective of the estimated sensitivities described below.
To demonstrate the sensitivity of credit loss estimates to macroeconomic forecasts as of September 30, 2021, the Firm compared the modeled estimates under its relative adverse scenario to its central scenario. Without considering the additional weight the Firm has placed on its adverse scenarios or any other offsetting or correlated effects in other qualitative components of the Firm’s allowance for credit losses for these lending exposures, the comparison between these two scenarios reflects the following differences:
•An increase of approximately $350 million for residential real estate loans and lending-related commitments
•An increase of approximately $2.6 billion for credit card loans
•An increase of approximately $2.1 billion for wholesale loans and lending-related commitments
This analysis relates only to the modeled credit loss estimates and is not intended to estimate changes in the overall allowance for credit losses as it does not reflect any potential changes in other adjustments to the quantitative calculation, which would also be influenced by the judgment management applies to the modeled lifetime loss estimates to reflect the uncertainty and imprecision of these modeled lifetime loss estimates based on then-current circumstances and conditions.
Recognizing that forecasts of macroeconomic conditions are inherently uncertain, particularly in light of the recent economic conditions, the Firm believes that its process to consider the available information and associated risks and uncertainties is appropriately governed and that its estimates of expected credit losses were reasonable and appropriate for the period ended September 30, 2021.
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

September 30, 2021 (in billions, except ratios)	Total assets at fair value	Total level 3 assets
Federal funds sold and securities purchased under resale agreements	$273.2	$—
Securities borrowed	72.8	—
Trading assets:
Trading–debt and equity instruments	447.9	2.5
Derivative receivables(a)	67.9	6.8
Total trading assets	515.8	9.3
AFS securities	251.6	0.1
Loans	60.6	2.1
MSRs	5.4	5.4
Other	13.7	0.2
Total assets measured at fair value on a recurring basis	1,193.1	17.1
Total assets measured at fair value on a nonrecurring basis	2.7	1.5
Total assets measured at fair value	$1,195.8	$18.6
Total Firm assets	$3,757.6
Level 3 assets at fair value as a percentage of total Firm assets(a)		0.5%
Level 3 assets at fair value as a percentage of total Firm assets at fair value(a)		1.6%
(a)For purposes of the table above, the derivative receivables total reflects the impact of netting adjustments; however, the $6.8 billion of derivative receivables classified as level 3 does not reflect the netting adjustment as such netting is not relevant to a presentation based on the transparency of inputs to the valuation of an asset. The level 3 balances would be reduced if netting were applied, including the netting benefit associated with cash collateral.

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
Refer to Note 14 for additional information on goodwill, including the goodwill impairment assessment as of September 30, 2021.
Credit card rewards liability
The credit card rewards liability was $9.4 billion and $7.7 billion at September 30, 2021 and December 31, 2020, respectively, and is recorded in accounts payable and other liabilities on the Consolidated balance sheets. The increase in the liability was driven by continued growth in rewards points earned on accelerated spend and promotional offers outpacing redemptions throughout 2021, and to a lesser extent adjustments to redemption rate assumptions. Refer to page 154 of JPMorgan Chase’s 2020 Form 10-K for a description of the significant assumptions and sensitivities, associated with the Firm’s credit card rewards liability.
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

JPMorgan Chase & Co.
Consolidated statements of income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2021	2020	2021	2020
Revenue
Investment banking fees	$3,282	$2,187	$9,722	$6,903
Principal transactions	3,546	4,142	14,122	14,700
Lending- and deposit-related fees	1,801	1,647	5,248	4,784
Asset management, administration and commissions	5,257	4,470	15,480	13,276
Investment securities gains/(losses)	(256)	473	(397)	732
Mortgage fees and related income	600	1,087	1,855	2,324
Card income	1,005	1,169	4,002	3,138
Other income(a)	1,332	1,067	3,650	3,454
Noninterest revenue	16,567	16,242	53,682	49,311
Interest income	14,480	14,700	42,845	49,973
Interest expense	1,400	1,687	4,135	8,668
Net interest income	13,080	13,013	38,710	41,305
Total net revenue	29,647	29,255	92,392	90,616

Provision for credit losses	(1,527)	611	(7,968)	19,369

Noninterest expense
Compensation expense	9,087	8,630	29,502	27,034
Occupancy expense	1,109	1,142	3,314	3,288
Technology, communications and equipment expense	2,473	2,564	7,480	7,732
Professional and outside services	2,523	2,178	7,111	6,205
Marketing	712	470	2,089	1,751
Other expense	1,159	1,891	3,959	4,598
Total noninterest expense	17,063	16,875	53,455	50,608
Income before income tax expense	14,111	11,769	46,905	20,639
Income tax expense(a)	2,424	2,326	8,970	3,644
Net income	$11,687	$9,443	$37,935	$16,995
Net income applicable to common stockholders	$11,229	$9,015	$36,576	$15,712
Net income per common share data
Basic earnings per share	$3.74	$2.93	$12.05	$5.10
Diluted earnings per share	3.74	2.92	12.02	5.09

Weighted-average basic shares	2,999.9	3,077.8	3,036.4	3,083.3
Weighted-average diluted shares	3,005.1	3,082.8	3,041.7	3,088.1
(a) Prior-period amounts have been revised to conform with the current presentation. Refer to Note 1 for further information.
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of comprehensive income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Net income	$11,687	$9,443	$37,935	$16,995
Other comprehensive income/(loss), after–tax
Unrealized gains/(losses) on investment securities	(434)	514	(4,099)	4,377
Translation adjustments, net of hedges	(187)	127	(373)	(61)
Fair value hedges	9	(69)	(42)	35
Cash flow hedges	(450)	(70)	(2,108)	2,629
Defined benefit pension and OPEB plans	6	(12)	83	14
DVA on fair value option elected liabilities	(551)	(339)	(484)	377
Total other comprehensive income/(loss), after–tax	(1,607)	151	(7,023)	7,371
Comprehensive income	$10,080	$9,594	$30,912	$24,366
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated balance sheets (unaudited)

(in millions, except share data)	September 30, 2021	December 31, 2020
Assets
Cash and due from banks	$25,857	$24,874
Deposits with banks	734,012	502,735
Federal funds sold and securities purchased under resale agreements (included $273,158 and $238,015 at fair value)	282,161	296,284
Securities borrowed (included $72,833 and $52,983 at fair value)	202,987	160,635
Trading assets (included assets pledged of $104,047 and $130,645)	515,901	503,126
Available-for-sale securities (amortized cost of $249,733 and $381,729, net of allowance for credit losses; included assets pledged of $13,621 and $32,227)	251,590	388,178
Held-to-maturity securities (net of allowance for credit losses)	343,542	201,821
Investment securities, net of allowance for credit losses	595,132	589,999
Loans (included $60,628 and $44,474 at fair value)	1,044,615	1,012,853
Allowance for loan losses	(18,150)	(28,328)
Loans, net of allowance for loan losses	1,026,465	984,525
Accrued interest and accounts receivable	116,395	90,503
Premises and equipment	26,996	27,109
Goodwill, MSRs and other intangible assets	56,566	53,428
Other assets(a) (included $14,471 and $13,827 at fair value and assets pledged of $4,740 and $3,739)	175,104	151,539
Total assets(b)	$3,757,576	$3,384,757
Liabilities
Deposits (included $11,808 and $14,484 at fair value)	$2,402,353	$2,144,257
Federal funds purchased and securities loaned or sold under repurchase agreements (included $187,439 and $155,735 at fair value)	254,920	215,209
Short-term borrowings (included $20,033 and $16,893 at fair value)	50,393	45,208
Trading liabilities	179,543	170,181
Accounts payable and other liabilities(a) (included $5,340 and $3,476 at fair value)	268,604	231,285
Beneficial interests issued by consolidated VIEs (included $99 and $41 at fair value)	13,257	17,578
Long-term debt (included $76,499 and $76,817 at fair value)	298,465	281,685
Total liabilities(b)	3,467,535	3,105,403
Commitments and contingencies (refer to Notes 22, 23 and 24)
Stockholders’ equity
Preferred stock ($1 par value; authorized 200,000,000 shares; issued 3,483,750 and 3,006,250 shares)	34,838	30,063
Common stock ($1 par value; authorized 9,000,000,000 shares; issued 4,104,933,895 shares)	4,105	4,105
Additional paid-in capital	88,357	88,394
Retained earnings	265,276	236,990
Accumulated other comprehensive income	963	7,986
Treasury stock, at cost (1,149,667,834 and 1,055,499,435 shares)	(103,498)	(88,184)
Total stockholders’ equity	290,041	279,354
Total liabilities and stockholders’ equity	$3,757,576	$3,384,757
(a) Prior-period amounts have been revised to conform with the current presentation. Refer to Note 1 for further information.
(b) The following table presents information on assets and liabilities related to VIEs that are consolidated by the Firm at September 30, 2021, and December 31, 2020. The assets of the consolidated VIEs are used to settle the liabilities of those entities. The holders of the beneficial interests generally do not have recourse to the general credit of JPMorgan Chase. The assets and liabilities in the table below include third-party assets and liabilities of consolidated VIEs and exclude intercompany balances that eliminate in consolidation. Refer to Note 13 for a further discussion.

(in millions)	September 30, 2021	December 31, 2020
Assets
Trading assets	$2,011	$1,934
Loans	35,352	37,619
All other assets	516	681
Total assets	$37,879	$40,234
Liabilities
Beneficial interests issued by consolidated VIEs	$13,257	$17,578
All other liabilities	234	233
Total liabilities	$13,491	$17,811
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of changes in stockholders’ equity (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2021	2020	2021	2020
Preferred stock
Balance at the beginning of the period	$32,838	$30,063	$30,063	$26,993
Issuance	2,000	—	7,350	4,500
Redemption	—	—	(2,575)	(1,430)
Balance at September 30	34,838	30,063	34,838	30,063

Common stock
Balance at the beginning and end of the period	4,105	4,105	4,105	4,105

Additional paid-in capital
Balance at the beginning of the period	88,194	88,125	88,394	88,522
Shares issued and commitments to issue common stock for employee share-based compensation awards, and related tax effects	227	215	93	(177)
Other	(64)	(51)	(130)	(56)
Balance at September 30	88,357	88,289	88,357	88,289

Retained earnings
Balance at the beginning of the period	256,983	221,732	236,990	223,211
Cumulative effect of change in accounting principles	—	—	—	(2,650)
Net income	11,687	9,443	37,935	16,995
Dividends declared:
Preferred stock	(402)	(381)	(1,174)	(1,203)
Common stock ($1.00 and $0.90 per share and $2.80 and $2.70 per share, respectively)	(2,992)	(2,780)	(8,475)	(8,339)
Balance at September 30	265,276	228,014	265,276	228,014

Accumulated other comprehensive income/(loss)
Balance at the beginning of the period	2,570	8,789	7,986	1,569
Other comprehensive income/(loss), after-tax	(1,607)	151	(7,023)	7,371
Balance at September 30	963	8,940	963	8,940

Shares held in Restricted Stock Units ("RSU") Trust, at cost
Balance at the beginning of the period	—	(11)	—	(21)
Liquidation of RSU Trust	—	—	—	10
Balance at September 30	—	(11)	—	(11)

Treasury stock, at cost
Balance at the beginning of the period	(98,304)	(88,337)	(88,184)	(83,049)
Repurchase	(5,240)	—	(16,440)	(6,397)
Reissuance	46	50	1,126	1,159
Balance at September 30	(103,498)	(88,287)	(103,498)	(88,287)

Total stockholders’ equity	$290,041	$271,113	$290,041	$271,113
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of cash flows (unaudited)

	Nine months ended September 30,
(in millions)	2021	2020
Operating activities
Net income	$37,935	$16,995
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	(7,968)	19,369
Depreciation and amortization	6,001	6,487
Deferred tax (benefit)/expense(a)	(1,063)	(5,139)
Other	2,662	1,245
Originations and purchases of loans held-for-sale	(259,159)	(112,142)
Proceeds from sales, securitizations and paydowns of loans held-for-sale	244,966	120,786
Net change in:
Trading assets	2,700	(145,124)
Securities borrowed	(42,471)	(2,509)
Accrued interest and accounts receivable	(26,148)	(4,398)
Other assets(a)	(358)	(28,732)
Trading liabilities	(10,668)	63,516
Accounts payable and other liabilities(a)	47,547	16,495
Other operating adjustments	(987)	1,293
Net cash (used in) operating activities	(7,011)	(51,858)
Investing activities
Net change in:
Federal funds sold and securities purchased under resale agreements	14,089	(70,597)
Held-to-maturity securities:
Proceeds from paydowns and maturities	39,106	11,498
Purchases	(78,976)	(5,528)
Available-for-sale securities:
Proceeds from paydowns and maturities	39,346	43,709
Proceeds from sales	146,858	110,354
Purchases	(163,211)	(281,147)
Proceeds from sales and securitizations of loans held-for-investment	25,981	18,509
Other changes in loans, net	(45,028)	(21,606)
All other investing activities, net	(7,351)	(3,398)
Net cash (used in) investing activities	(29,186)	(198,206)
Financing activities
Net change in:
Deposits	234,716	452,454
Federal funds purchased and securities loaned or sold under repurchase agreements	39,753	52,745
Short-term borrowings	4,710	1,945
Beneficial interests issued by consolidated VIEs	(1,839)	2,838
Proceeds from long-term borrowings	69,272	64,243
Payments of long-term borrowings	(46,041)	(90,481)
Proceeds from issuance of preferred stock	7,350	4,500
Redemption of preferred stock	(2,575)	(1,430)
Treasury stock repurchased	(16,286)	(6,517)
Dividends paid	(9,472)	(9,551)
All other financing activities, net	(1,573)	(59)
Net cash provided by financing activities	278,015	470,687
Effect of exchange rate changes on cash and due from banks and deposits with banks	(9,558)	3,268
Net increase in cash and due from banks and deposits with banks	232,260	223,891
Cash and due from banks and deposits with banks at the beginning of the period	527,609	263,631
Cash and due from banks and deposits with banks at the end of the period	$759,869	$487,522
Cash interest paid	$3,882	$11,576
Cash income taxes paid, net(a)	17,617	6,523
(a) Prior-period amounts have been revised to conform with the current presentation. Refer to Note 1 for further information on the revisions to the operating activities.
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

Refer to the Glossary of Terms and Acronyms on pages 185-193 for definitions of terms and acronyms used throughout the Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Note 1 – Basis of presentation
JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”), a financial holding company incorporated under Delaware law in 1968, is a leading financial services firm based in the U.S., with operations worldwide. The Firm is a leader in investment banking, financial services for consumers and small businesses, commercial banking, financial transaction processing and asset management. Refer to Note 25 for a further discussion of the Firm’s business segments.
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
Income tax expense
The Firm’s effective tax rate was 17.2% and 19.1% for the three and nine months ended September 30, 2021, respectively, and 19.8% and 17.7% for the three and nine months ended September 30, 2020, respectively. The effective tax rate for the three and nine months ended September 30, 2021 reflects the recognition of an income tax benefit of $566 million related to finalizing the Firm’s 2020 U.S. federal tax return, which reduced the Firm’s effective tax rate by 4.0% and 1.2% respectively. The tax benefit included state and local impacts of federal tax method changes and a reduction in the valuation allowance for U.S. foreign tax credits. Refer to Note 25 of JPMorgan Chase’s 2020 Form 10-K for further information.

Note 2 – Fair value measurement
Refer to Note 2 of JPMorgan Chase’s 2020 Form 10-K for a discussion of the Firm’s valuation methodologies for assets, liabilities and lending-related commitments measured at fair value and the fair value hierarchy.

The following table presents the assets and liabilities reported at fair value as of September 30, 2021, and December 31, 2020, by major product category and fair value hierarchy.

Assets and liabilities measured at fair value on a recurring basis
	Fair value hierarchy			Derivative netting adjustments(f)

September 30, 2021 (in millions)	Level 1	Level 2	Level 3		Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$273,158	$—	$—	$273,158
Securities borrowed	—	72,833	—	—	72,833
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	—	35,746	299	—	36,045
Residential – nonagency	—	2,281	24	—	2,305
Commercial – nonagency	—	1,662	19	—	1,681
Total mortgage-backed securities	—	39,689	342	—	40,031
U.S. Treasury, GSEs and government agencies(a)	87,623	9,282	—	—	96,905
Obligations of U.S. states and municipalities	—	6,735	7	—	6,742
Certificates of deposit, bankers’ acceptances and commercial paper	—	2,567	—	—	2,567
Non-U.S. government debt securities	41,486	48,345	104	—	89,935
Corporate debt securities	—	31,472	370	—	31,842
Loans	—	6,359	982	—	7,341
Asset-backed securities	—	2,569	28	—	2,597
Total debt instruments	129,109	147,018	1,833	—	277,960
Equity securities	124,349	1,658	634	—	126,641
Physical commodities(b)	6,471	12,887	—	—	19,358
Other	—	23,920	58	—	23,978
Total debt and equity instruments(c)	259,929	185,483	2,525	—	447,937
Derivative receivables:
Interest rate	1,931	281,315	1,863	(260,343)	24,766
Credit	—	10,032	492	(9,349)	1,175
Foreign exchange	235	162,182	779	(148,671)	14,525
Equity	—	71,346	3,076	(63,930)	10,492
Commodity	—	35,781	534	(19,365)	16,950
Total derivative receivables	2,166	560,656	6,744	(501,658)	67,908
Total trading assets(d)	262,095	746,139	9,269	(501,658)	515,845
Available-for-sale securities:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	—	73,049	—	—	73,049
Residential – nonagency	—	6,373	—	—	6,373
Commercial – nonagency	—	3,132	—	—	3,132
Total mortgage-backed securities	—	82,554	—	—	82,554
U.S. Treasury and government agencies	121,471	—	—	—	121,471
Obligations of U.S. states and municipalities	—	17,515	—	—	17,515
Non-U.S. government debt securities	5,457	10,368	—	—	15,825
Corporate debt securities	—	165	95	—	260
Asset-backed securities:
Collateralized loan obligations	—	9,137	—	—	9,137
Other	—	4,828	—	—	4,828
Total available-for-sale securities	126,928	124,567	95	—	251,590
Loans (e)	—	58,557	2,071	—	60,628
Mortgage servicing rights	—	—	5,351	—	5,351
Other assets(d)	9,332	4,061	321	—	13,714
Total assets measured at fair value on a recurring basis	$398,355	$1,279,315	$17,107	$(501,658)	$1,193,119
Deposits	$—	$9,431	$2,377	$—	$11,808
Federal funds purchased and securities loaned or sold under repurchase agreements	—	187,439	—	—	187,439
Short-term borrowings	—	17,622	2,411	—	20,033
Trading liabilities:
Debt and equity instruments(c)	98,932	27,096	30	—	126,058
Derivative payables:
Interest rate	1,661	248,655	1,976	(243,460)	8,832
Credit	—	11,301	498	(10,406)	1,393
Foreign exchange	248	160,511	1,336	(148,090)	14,005
Equity	—	79,924	6,913	(69,063)	17,774
Commodity	—	33,037	1,406	(22,962)	11,481
Total derivative payables	1,909	533,428	12,129	(493,981)	53,485
Total trading liabilities	100,841	560,524	12,159	(493,981)	179,543
Accounts payable and other liabilities	4,957	332	51	—	5,340
Beneficial interests issued by consolidated VIEs	—	99	—	—	99
Long-term debt	—	52,985	23,514	—	76,499
Total liabilities measured at fair value on a recurring basis	$105,798	$828,432	$40,512	$(493,981)	$480,761

	Fair value hierarchy					Derivative netting adjustments(f)

December 31, 2020 (in millions)	Level 1	Level 2		Level 3			Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$238,015		$—		$—	$238,015
Securities borrowed	—	52,983		—		—	52,983
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	—	68,395		449		—	68,844
Residential – nonagency	—	2,138		28		—	2,166
Commercial – nonagency	—	1,327		3		—	1,330
Total mortgage-backed securities	—	71,860		480		—	72,340
U.S. Treasury, GSEs and government agencies(a)	104,263	10,996		—		—	115,259
Obligations of U.S. states and municipalities	—	7,184		8		—	7,192
Certificates of deposit, bankers’ acceptances and commercial paper	—	1,230		—		—	1,230
Non-U.S. government debt securities	26,772	40,671		182		—	67,625
Corporate debt securities	—	21,017		507		—	21,524
Loans	—	6,101		893		—	6,994
Asset-backed securities	—	2,304		28		—	2,332
Total debt instruments	131,035	161,363		2,098		—	294,496
Equity securities	97,035	2,652		476	(g)	—	100,163
Physical commodities(b)	6,382	5,189		—		—	11,571
Other	—	21,351	(g)	49	(g)	—	21,400
Total debt and equity instruments(c)	234,452	190,555		2,623		—	427,630
Derivative receivables:
Interest rate(g)	2,318	387,023		2,307		(355,923)	35,725
Credit(g)	—	12,721		624		(12,665)	680
Foreign exchange	146	205,127		987		(190,479)	15,781
Equity	—	67,093	(g)	3,519		(54,125)	16,487
Commodity	—	21,272		231		(14,732)	6,771
Total derivative receivables	2,464	693,236		7,668		(627,924)	75,444
Total trading assets(d)	236,916	883,791		10,291		(627,924)	503,074
Available-for-sale securities:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)(g)	7	113,294		—		—	113,301
Residential – nonagency	—	10,233		—		—	10,233
Commercial – nonagency	—	2,856		—		—	2,856
Total mortgage-backed securities	7	126,383		—		—	126,390
U.S. Treasury and government agencies	201,951	—		—		—	201,951
Obligations of U.S. states and municipalities	—	20,396		—		—	20,396
Non-U.S. government debt securities	13,135	9,793		—		—	22,928
Corporate debt securities	—	216		—		—	216
Asset-backed securities:
Collateralized loan obligations	—	10,048		—		—	10,048
Other	—	6,249		—		—	6,249
Total available-for-sale securities	215,093	173,085		—		—	388,178
Loans(e)	—	42,169		2,305		—	44,474
Mortgage servicing rights	—	—		3,276		—	3,276
Other assets(d)	8,110	4,561		538		—	13,209
Total assets measured at fair value on a recurring basis	$460,119	$1,394,604		$16,410		$(627,924)	$1,243,209
Deposits	$—	$11,571		$2,913		$—	$14,484
Federal funds purchased and securities loaned or sold under repurchase agreements	—	155,735		—		—	155,735
Short-term borrowings	—	14,473		2,420		—	16,893
Trading liabilities:
Debt and equity instruments(c)	82,669	16,838		51		—	99,558
Derivative payables:
Interest rate(g)	2,496	349,442		2,049		(340,975)	13,012
Credit(g)	—	13,984		848		(12,837)	1,995
Foreign exchange	132	214,373		1,421		(194,493)	21,433
Equity	—	74,032		7,381		(55,515)	25,898
Commodity	—	21,767		962		(14,444)	8,285
Total derivative payables	2,628	673,598		12,661		(618,264)	70,623
Total trading liabilities	85,297	690,436		12,712		(618,264)	170,181
Accounts payable and other liabilities	2,895	513		68		—	3,476
Beneficial interests issued by consolidated VIEs	—	41		—		—	41
Long-term debt	—	53,420		23,397		—	76,817
Total liabilities measured at fair value on a recurring basis	$88,192	$926,189		$41,510		$(618,264)	$437,627
(a)At September 30, 2021, and December 31, 2020, included total U.S. GSE obligations of $68.6 billion and $117.6 billion, respectively, which were mortgage-related.
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
(d)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient are not required to be classified in the fair value hierarchy. At September 30, 2021, and December 31, 2020, the fair values of these investments, which include certain hedge funds, private equity funds, real estate and other funds, were $813 million and $670 million, respectively. Included in these balances at September 30, 2021, and December 31, 2020, were trading assets of $56 million and $52 million, respectively, and other assets of $757 million and $618 million, respectively.
(e)At September 30, 2021, and December 31, 2020, included $27.2 billion and $15.1 billion, respectively, of residential first-lien mortgages, and $8.1 billion and $6.3 billion, respectively, of commercial first-lien mortgages. Residential mortgage loans include conforming mortgage loans originated with the intent to sell to U.S. GSEs and government agencies of $13.1 billion and $8.4 billion, respectively.
(f)As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists. The level 3 balances would be reduced if netting were applied, including the netting benefit associated with cash collateral.
(g)Prior-period amounts have been revised to conform with the current presentation.
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

Level 3 inputs(a)
September 30, 2021
Product/Instrument	Fair value (in millions)	Principal valuation technique	Unobservable inputs(g)	Range of input values			Average(i)
Residential mortgage-backed securities and loans(b)	$1,161	Discounted cash flows	Yield	(2)%	–	15%	4%
			Prepayment speed	0%	–	100%	12%
			Conditional default rate	0%	–	30%	5%
			Loss severity	0%	–	110%	5%
Commercial mortgage-backed securities and loans(c)	480	Market comparables	Price	$0	–	$100	$84
Corporate debt securities	465	Market comparables	Price	$2	–	$150	$95
Loans(d)	1,754	Market comparables	Price	$5	–	$104	$86
Asset-backed securities	28	Market comparables	Price	$6	–	$99	$56
Net interest rate derivatives	(118)	Option pricing	Interest rate volatility	8bps	–	569bps	120bps
			Interest rate spread volatility	11bps	–	23bps	15bps
			Interest rate correlation	(65)%	–	95%	33%
			IR-FX correlation	(35)%	–	50%	(3)%
	5	Discounted cash flows	Prepayment speed	0%	–	30%	8%
Net credit derivatives	(56)	Discounted cash flows	Credit correlation	33%	–	63%	45%
			Credit spread	1bps	–	2,539 bps	395bps
			Recovery rate	40%	–	67%	54%
			Conditional default rate	100%			100%
			Loss severity	100%			100%
	50	Market comparables	Price	$0		$115	$78
Net foreign exchange derivatives	(448)	Option pricing	IR-FX correlation	(40)%	–	65%	21%
	(109)	Discounted cash flows	Prepayment speed	9%		9%	9%
Net equity derivatives	(3,837)	Option pricing	Forward equity price(h)	61%	–	123%	99%
			Equity volatility	2%	–	144%	29%
			Equity correlation	12%	–	100%	55%
			Equity-FX correlation	(79)%	–	59%	(27)%
			Equity-IR correlation	15%	–	50%	28%
Net commodity derivatives	(872)	Option pricing	Oil Commodity Forward	$635 / MT	–	$850 / MT	$743 / MT
			Forward power price	$24 / MWH	–	$64 / MWH	$44 / MWH
			Commodity volatility	2%	–	142%	72%
			Commodity correlation	(50)%	–	77%	14%
MSRs	5,351	Discounted cash flows	Refer to Note 14
Long-term debt, short-term borrowings, and deposits(e)	27,319	Option pricing	Interest rate volatility	8bps	–	569bps	120bps
			Interest rate correlation	(65)%	–	95%	33%
			IR-FX correlation	(35)%	–	50%	(3)%
			Equity correlation	12%	–	100%	55%
			Equity-FX correlation	(79)%	–	59%	(27)%
			Equity-IR correlation	15%	–	50%	28%
	983	Discounted cash flows	Credit correlation	33%	–	63%	45%
Other level 3 assets and liabilities, net(f)	1,043
(a)The categories presented in the table have been aggregated based upon the product type, which may differ from their classification on the Consolidated balance sheets. Furthermore, the inputs presented for each valuation technique in the table are, in some cases, not applicable to every instrument valued using the technique as the characteristics of the instruments can differ.
(b)Comprises U.S. GSE and government agency securities of $299 million, nonagency securities of $24 million and non-trading loans of $838 million.
(c)Comprises nonagency securities of $19 million, trading loans of $41 million and non-trading loans of $420 million.
(d)Comprises trading loans of $941 million and non-trading loans of $813 million.
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
(f)Includes equity securities of $1.0 billion including $379 million in Other Assets, for which quoted prices are not readily available and the fair value is generally based on internal valuation techniques such as EBITDA multiples and comparable analysis. All other level 3 assets and liabilities are insignificant both individually and in aggregate.
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
Changes in level 3 recurring fair value measurements
The following tables include a rollforward of the Consolidated balance sheets amounts (including changes in fair value) for financial instruments classified by the Firm within level 3 of the fair value hierarchy for the three and nine months ended September 30, 2021 and 2020. When a determination is made to classify a financial instrument within level 3, the determination is based on the significance of the unobservable inputs to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. Also, the Firm risk-manages the observable components of level 3 financial instruments using securities and derivative positions that are classified within level 1 or 2 of the fair value hierarchy; as these level 1 and level 2 risk management instruments are not included below, the gains or losses in the following tables do not reflect the effect of the Firm’s risk management activities related to such level 3 instruments.

	Fair value measurements using significant unobservable inputs
Three months ended September 30, 2021 (in millions)	Fair value at July 1, 2021	Total realized/unrealized gains/(losses)						Transfers into level 3	Transfers (out of) level 3	Fair value at September 30, 2021	Change in unrealized gains/(losses) related to financial instruments held at September 30, 2021
				Purchases(f)	Sales		Settlements(g)
Assets:(a)
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	$329	$(12)		$13	$(6)		$(25)	$—	$—	$299	$(12)
Residential – nonagency	16	—		9	—		(1)	—	—	24	(1)
Commercial – nonagency	10	7		1	—		(13)	14	—	19	6
Total mortgage-backed securities	355	(5)		23	(6)		(39)	14	—	342	(7)
Obligations of U.S. states and municipalities	8	—		—	—		(1)	—	—	7	—
Non-U.S. government debt securities	183	(2)		128	(98)		—	—	(107)	104	(1)
Corporate debt securities	487	(33)		38	(115)		(3)	25	(29)	370	(25)
Loans	795	—		219	(197)		(130)	409	(114)	982	2
Asset-backed securities	35	1		3	(4)		—	—	(7)	28	—
Total debt instruments	1,863	(39)		411	(420)		(173)	448	(257)	1,833	(31)
Equity securities	690	(41)		5	(44)		—	62	(38)	634	(34)
Other	47	26		17	—		(31)	—	(1)	58	26
Total trading assets – debt and equity instruments	2,600	(54)	(c)	433	(464)		(204)	510	(296)	2,525	(39)	(c)
Net derivative receivables:(b)
Interest rate	(22)	618		21	(44)		(683)	13	(16)	(113)	246
Credit	(17)	(9)		4	(7)		59	(4)	(32)	(6)	(1)
Foreign exchange	(583)	2		28	(44)		41	(5)	4	(557)	15
Equity	(4,936)	723		192	(1,001)		912	214	59	(3,837)	397
Commodity	(1,167)	88		130	(88)		156	(2)	11	(872)	178
Total net derivative receivables	(6,725)	1,422	(c)	375	(1,184)		485	216	26	(5,385)	835	(c)
Available-for-sale securities:
Corporate debt securities	—	—		95	—		—	—	—	95	—
Total available-for-sale securities	—	—		95	—		—	—	—	95	—
Loans	1,734	(13)	(c)	209	(1)		(180)	427	(105)	2,071	(11)	(c)
Mortgage servicing rights	4,549	(11)	(d)	1,013	1		(201)	—	—	5,351	(11)	(d)
Other assets	518	(35)	(c)	3	—		(165)	—	—	321	(34)	(c)

	Fair value measurements using significant unobservable inputs
Three months ended September 30, 2021 (in millions)	Fair value at July 1, 2021	Total realized/unrealized (gains)/losses						Transfers into level 3	Transfers (out of) level 3	Fair value at September 30, 2021	Change in unrealized (gains)/losses related to financial instruments held at September 30, 2021
				Purchases	Sales	Issuances	Settlements(g)
Liabilities:(a)
Deposits	$2,684	$(11)	(c)(e)	$—	$—	$33	$(172)	$—	$(157)	$2,377	$(7)	(c)(e)
Short-term borrowings	3,075	(699)	(c)(e)	—	—	1,166	(1,121)	—	(10)	2,411	(124)	(c)(e)
Trading liabilities – debt and equity instruments	36	(2)	(c)	(8)	2	—	—	3	(1)	30	1	(c)
Accounts payable and other liabilities	51	—		—	—	—	—	—	—	51	1	(c)
Long-term debt	23,527	(216)	(c)(e)	—	—	2,950	(2,512)	11	(246)	23,514	(242)	(c)(e)

	Fair value measurements using significant unobservable inputs
Three months ended September 30, 2020 (in millions)	Fair value at July 1, 2020	Total realized/unrealized gains/(losses)						Transfers into level 3	Transfers (out of) level 3	Fair value at September 30, 2020	Change in unrealized gains/(losses) related to financial instruments held at September 30, 2020
				Purchases(f)	Sales		Settlements(g)
Assets:(a)
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	$469	$(4)		$110	$(28)		$(40)	$—	$—	$507	$(2)
Residential – nonagency	23	—		8	(2)		(1)	—	(3)	25	—
Commercial – nonagency	2	—		—	—		—	—	—	2	—
Total mortgage-backed securities	494	(4)		118	(30)		(41)	—	(3)	534	(2)
Obligations of U.S. states and municipalities	8	—		—	—		—	—	—	8	—
Non-U.S. government debt securities	167	6		25	(23)		(2)	—	(8)	165	6
Corporate debt securities	946	45		114	(33)		(225)	4	(202)	649	45
Loans	905	22		240	(173)		(21)	69	(312)	730	8
Asset-backed securities	39	3		5	(21)		(2)	9	—	33	—
Total debt instruments	2,559	72		502	(280)		(291)	82	(525)	2,119	57
Equity securities	191	24		13	(104)		—	104	(42)	186	29
Other	379	75		203	(4)		(2)	2	—	653	77
Total trading assets – debt and equity instruments	3,129	171	(c)	718	(388)		(293)	188	(567)	2,958	163	(c)
Net derivative receivables:(b)
Interest rate	(104)	657		15	(30)		(647)	35	102	28	323
Credit	(137)	(62)		22	(16)		154	(12)	2	(49)	(21)
Foreign exchange	(595)	(57)		7	(7)		(34)	7	3	(676)	(90)
Equity	(2,036)	(1,437)		323	(384)		29	33	369	(3,103)	(1,051)
Commodity	(297)	15		11	(79)		36	(302)	(5)	(621)	39
Total net derivative receivables	(3,169)	(884)	(c)	378	(516)		(462)	(239)	471	(4,421)	(800)	(c)
Available-for-sale securities:
Mortgage-backed securities	—	—		—	—		—	—	—	—	—
Total available-for-sale securities	—	—		—	—		—	—	—	—	—
Loans	1,874	(44)	(c)	197	(44)		(324)	316	(169)	1,806	(44)	(c)
Mortgage servicing rights	3,080	34	(d)	221	(104)		(215)	—	—	3,016	34	(d)
Other assets	701	(21)	(c)	5	—		(27)	—	—	658	32	(c)

	Fair value measurements using significant unobservable inputs
Three months ended September 30, 2020 (in millions)	Fair value at July 1, 2020	Total realized/unrealized (gains)/losses						Transfers into level 3	Transfers (out of) level 3	Fair value at September 30, 2020	Change in unrealized (gains)/losses related to financial instruments held at September 30, 2020
				Purchases	Sales	Issuances	Settlements(g)
Liabilities:(a)
Deposits	$3,217	$43	(c)(e)	$—	$—	$170	$(110)	$—	$(264)	$3,056	$87	(c)(e)
Short-term borrowings	2,305	(47)	(c)(e)	—	—	1,421	(1,093)	25	(3)	2,608	(47)	(c)(e)
Trading liabilities – debt and equity instruments	59	(2)	(c)	(5)	5	—	1	3	(4)	57	(3)	(c)
Accounts payable and other liabilities	91	3	(c)	(62)	4	—	—	8	—	44	3	(c)
Beneficial interests issued by consolidated VIEs	—	—		—	—	—	—	—	—	—	—
Long-term debt	22,728	766	(c)(e)	—	—	1,225	(2,493)	78	(88)	22,216	646	(c)(e)

	Fair value measurements using significant unobservable inputs
Nine months ended September 30, 2021 (in millions)	Fair value at January 1, 2021	Total realized/unrealized gains/(losses)						Transfers into level 3	Transfers (out of) level 3	Fair value at September 30, 2021	Change in unrealized gains/(losses) related to financial instruments held at September 30, 2021
				Purchases(f)	Sales		Settlements(g)
Assets:(a)
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	$449	$(22)		$20	$(62)		$(86)	$1	$(1)	$299	$(25)
Residential – nonagency	28	1		24	(24)		(4)	—	(1)	24	(2)
Commercial – nonagency	3	7		12	(1)		(16)	14	—	19	6
Total mortgage-backed securities	480	(14)		56	(87)		(106)	15	(2)	342	(21)
Obligations of U.S. states and municipalities	8	—		—	—		(1)	—	—	7	—
Non-U.S. government debt securities	182	(10)		330	(284)		(7)	—	(107)	104	(2)
Corporate debt securities	507	(18)		357	(415)		(3)	138	(196)	370	(3)
Loans	893	6		785	(434)		(256)	584	(596)	982	—
Asset-backed securities	28	8		41	(43)		(1)	2	(7)	28	—
Total debt instruments	2,098	(28)		1,569	(1,263)		(374)	739	(908)	1,833	(26)
Equity securities	476	(38)		258	(114)		—	140	(88)	634	(92)
Other	49	74		118	—		(86)	3	(100)	58	37
Total trading assets – debt and equity instruments	2,623	8	(c)	1,945	(1,377)		(460)	882	(1,096)	2,525	(81)	(c)
Net derivative receivables:(b)
Interest rate	258	1,587		92	(146)		(1,874)	68	(98)	(113)	212
Credit	(224)	140		6	(11)		103	(13)	(7)	(6)	143
Foreign exchange	(434)	(196)		67	(98)		140	6	(42)	(557)	(44)
Equity	(3,862)	(195)		667	(2,246)		1,638	233	(72)	(3,837)	(187)
Commodity	(731)	(505)		140	(382)		600	(3)	9	(872)	(223)
Total net derivative receivables	(4,993)	831	(c)	972	(2,883)		607	291	(210)	(5,385)	(99)	(c)
Available-for-sale securities:
Corporate debt securities	—	—		95	—		—	—	—	95	—
Total available-for-sale securities	—	—		95	—		—	—	—	95	—
Loans	2,305	(79)	(c)	516	(326)		(699)	1,027	(673)	2,071	(92)	(c)
Mortgage servicing rights	3,276	258	(d)	2,410	(23)		(570)	—	—	5,351	258	(d)
Other assets	538	9	(c)	10	(18)		(217)	—	(1)	321	22	(c)

	Fair value measurements using significant unobservable inputs
Nine months ended September 30, 2021 (in millions)	Fair value at January 1, 2021	Total realized/unrealized (gains)/losses						Transfers into level 3	Transfers (out of) level 3	Fair value at September 30, 2021	Change in unrealized (gains)/losses related to financial instruments held at September 30, 2021
				Purchases	Sales	Issuances	Settlements(g)
Liabilities:(a)
Deposits	$2,913	$(67)	(c)(e)	$—	$—	$252	$(360)	$2	$(363)	$2,377	$(60)	(c)(e)
Short-term borrowings	2,420	(1,095)	(c)(e)	—	—	5,479	(4,333)	9	(69)	2,411	(117)	(c)(e)
Trading liabilities – debt and equity instruments	51	(6)	(c)	(100)	36	—	—	62	(13)	30	(2)	(c)
Accounts payable and other liabilities	68	(10)	(c)	—	1	—	—	—	(8)	51	(9)	(c)
Long-term debt	23,397	190	(c)(e)	—	—	9,884	(9,250)	29	(736)	23,514	48	(c)(e)

	Fair value measurements using significant unobservable inputs
Nine months ended September 30, 2020 (in millions)	Fair value at Jan 1, 2020	Total realized/unrealized gains/(losses)						Transfers into level 3	Transfers (out of) level 3	Fair value at September 30, 2020	Change in unrealized gains/(losses) related to financial instruments held at September 30, 2020
				Purchases(f)	Sales		Settlements(g)
Assets:(a)
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	$797	$(153)		$134	$(149)		$(122)	$—	$—	$507	$(140)
Residential – nonagency	23	(1)		12	(4)		(2)	—	(3)	25	2
Commercial – nonagency	4	—		1	—		(1)	1	(3)	2	4
Total mortgage-backed securities	824	(154)		147	(153)		(125)	1	(6)	534	(134)
Obligations of U.S. states and municipalities	10	—		—	(1)		(1)	—	—	8	—
Non-U.S. government debt securities	155	10		164	(148)		(7)	—	(9)	165	7
Corporate debt securities	558	(10)		475	(131)		(234)	296	(305)	649	13
Loans	673	(72)		829	(400)		(130)	676	(846)	730	(35)
Asset-backed securities	37	(4)		42	(36)		(5)	9	(10)	33	(1)
Total debt instruments	2,257	(230)		1,657	(869)		(502)	982	(1,176)	2,119	(150)
Equity securities	196	(79)		37	(109)		—	259	(118)	186	(40)
Other	232	239		213	(9)		(23)	4	(3)	653	263
Total trading assets – debt and equity instruments	2,685	(70)	(c)	1,907	(987)		(525)	1,245	(1,297)	2,958	73	(c)
Net derivative receivables:(b)
Interest rate	(332)	2,052		102	(97)		(1,510)	(317)	130	28	290
Credit	(139)	—		70	(150)		137	59	(26)	(49)	24
Foreign exchange	(607)	(214)		46	(16)		75	15	25	(676)	(181)
Equity	(3,395)	564		912	(1,473)		558	(524)	255	(3,103)	1,342
Commodity	(16)	(248)		22	(107)		54	(306)	(20)	(621)	363
Total net derivative receivables	(4,489)	2,154	(c)	1,152	(1,843)		(686)	(1,073)	364	(4,421)	1,838	(c)
Available-for-sale securities:
Mortgage-backed securities	1	—		—	—		(1)	—	—	—	—
Total available-for-sale securities	1	—		—	—		(1)	—	—	—	—
Loans	516	(195)	(c)	450	(77)		(678)	2,312	(522)	1,806	(147)	(c)
Mortgage servicing rights	4,699	(1,459)	(d)	663	(177)		(710)	—	—	3,016	(1,459)	(d)
Other assets	917	(56)	(c)	66	(28)		(281)	40	—	658	4	(c)

	Fair value measurements using significant unobservable inputs
Nine months ended September 30, 2020 (in millions)	Fair value at Jan 1, 2020	Total realized/unrealized (gains)/losses						Transfers into level 3	Transfers (out of) level 3	Fair value at September 30, 2020	Change in unrealized (gains)/losses related to financial instruments held at September 30, 2020
				Purchases	Sales	Issuances	Settlements(g)
Liabilities:(a)
Deposits	$3,360	$88	(c)(e)	$—	$—	$636	$(538)	$265	$(755)	$3,056	$137	(c)(e)
Short-term borrowings	1,674	(294)	(c)(e)	—	—	3,961	(2,769)	77	(41)	2,608	(27)	(c)(e)
Trading liabilities – debt and equity instruments	41	1	(c)	(81)	12	—	(4)	96	(8)	57	—
Accounts payable and other liabilities	45	(1)	(c)	(85)	37	—	—	48	—	44	1	(c)
Long-term debt	23,339	(639)	(c)(e)	—	—	7,432	(7,851)	1,056	(1,121)	22,216	(507)	(c)(e)
(a)Level 3 assets at fair value as a percentage of total Firm assets at fair value (including assets measured at fair value on a nonrecurring basis) were 2% and 1% at September 30, 2021 and December 31, 2020, respectively. Level 3 liabilities at fair value as a percentage of total Firm liabilities at fair value (including liabilities measured at fair value on a nonrecurring basis) were 8% and 9% at September 30, 2021 and December 31, 2020, respectively.
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
(e)Realized (gains)/losses due to DVA for fair value option elected liabilities are reported in principal transactions revenue, and were not material for the three and nine months ended September 30, 2021 and 2020. Unrealized (gains)/losses are reported in OCI, and were $318 million and $120 million for the three months ended September 30, 2021 and 2020, respectively, and $300 million and $(78) million for the nine months ended September 30, 2021 and 2020, respectively.
(f)Loan originations are included in purchases.
(g)Includes financial assets and liabilities that have matured, been partially or fully repaid, impacts of modifications, deconsolidations associated with beneficial interests in VIEs and other items.
Level 3 analysis
Consolidated balance sheets changes
The following describes significant changes to level 3 assets since December 31, 2020, for those items measured at fair value on a recurring basis. Refer to Assets and liabilities measured at fair value on a nonrecurring basis on page 109 for further information on changes impacting items measured at fair value on a nonrecurring basis.
Three and nine months ended September 30, 2021
Level 3 assets were $17.1 billion at September 30, 2021, reflecting an increase of $1.2 billion from June 30, 2021 and an increase of $697 million from December 31, 2020.
The increase for the three months ended September 30, 2021 was largely driven by an $802 million increase in MSRs.
The increase for the nine months ended September 30, 2021 was predominantly driven by:
•a $2.1 billion increase in MSRs.
partially offset by
•$444 million decrease in gross interest rate derivative receivables due to settlements net of gains and $443 million decrease in gross equity derivative receivables due to settlements and transfers net of gains.
Refer to Note 14 for information on MSRs.
Refer to the sections below for additional information.
Transfers between levels for instruments carried at fair value on a recurring basis
For the three months ended September 30, 2021, there were no significant transfers from level 2 into level 3.
For the nine months ended September 30, 2021, significant transfers from level 2 into level 3 included the following:
•$882 million of total debt and equity instruments, largely trading loans, driven by a decrease in observability.
•$937 million of gross equity derivative receivables and $704 million of gross equity derivative payables as a result of a decrease in observability and an increase in the significance of unobservable inputs.
•$1.0 billion of non-trading loans driven by a decrease in observability.
For the three months ended September 30, 2021, there were no significant transfers from level 3 into level 2.
For the nine months ended September 30, 2021, significant transfers from level 3 into level 2 included the following:
•$1.1 billion of total debt and equity instruments, largely trading loans, driven by an increase in observability.
•$1.7 billion of gross equity derivative receivables and $1.6 billion of gross equity derivative payables as a result of an increase in observability and a decrease in the significance of unobservable inputs.
•$673 million of non-trading loans, driven by an increase in observability.
•$736 million of long-term debt driven, by an increase in observability and a decrease in the significance of unobservable inputs for certain structured notes.
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
•$1.1 billion of long-term debt, driven by a decrease in observability and an increase in the significance of unobservable inputs for certain structured notes.
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

Gains and losses
The following describes significant components of total realized/unrealized gains/(losses) for instruments measured at fair value on a recurring basis for the periods indicated. These amounts exclude any effects of the Firm’s risk management activities where the financial instruments are classified as level 1 and 2 of the fair value hierarchy. Refer to Changes in level 3 recurring fair value measurements rollforward tables on pages 102-108 for further information on these instruments.
Three months ended September 30, 2021
•$1.3 billion of net gains on assets, driven by gains in net interest rate derivative receivables and net equity derivative receivables due to market movements.
•$928 million of net gains on liabilities, largely driven by gains in short-term borrowings due to market movements.
Three months ended September 30, 2020
•$744 million of net losses on assets, driven by market movements in net equity derivative receivables.
•$763 million of net losses on liabilities, driven by market movements in long-term debt.
Nine months ended September 30, 2021
•$1.0 billion of net gains on assets, driven by gains in net interest rate derivative receivables due to market movements, partially offset by losses in net commodity derivative receivables due to market movements.
•$988 million of net gains on liabilities, driven by gains in short-term borrowings due to market movements.
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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Credit and funding adjustments:
Derivatives CVA	$60	$144	$343	$(574)
Derivatives FVA	38	109	99	(236)
Refer to Note 2 of JPMorgan Chase’s 2020 Form 10-K for further information about both credit and funding adjustments, as well as information about valuation adjustments on fair value option elected liabilities.

Assets and liabilities measured at fair value on a nonrecurring basis
The following tables present the assets and liabilities held as of September 30, 2021 and 2020, for which nonrecurring fair value adjustments were recorded during the nine months ended September 30, 2021 and 2020, by major product category and fair value hierarchy.

	Fair value hierarchy				Total fair value
September 30, 2021 (in millions)	Level 1	Level 2	Level 3
Loans	$—	$1,175	$314	(b)	$1,489
Other assets(a)	—	7	1,202		1,209
Total assets measured at fair value on a nonrecurring basis	$—	$1,182	$1,516		$2,698
Accounts payable and other liabilities	—	—	2		2
Total liabilities measured at fair value on a nonrecurring basis	$—	$—	$2		$2

	Fair value hierarchy			Total fair value
September 30, 2020 (in millions)	Level 1	Level 2	Level 3
Loans	$—	$1,714	$788	$2,502
Other assets	—	11	945	956
Total assets measured at fair value on a nonrecurring basis	$—	$1,725	$1,733	$3,458
Accounts payable and other liabilities	—	—	3	3
Total liabilities measured at fair value on a nonrecurring basis	$—	$—	$3	$3
(a)Primarily includes equity securities without readily determinable fair values that were adjusted based on observable price changes in orderly transactions from an identical or similar investment of the same issuer (measurement alternative). Of the $1.2 billion in level 3 assets measured at fair value on a nonrecurring basis as of September 30, 2021, $1.1 billion related to equity securities adjusted based on the measurement alternative. These equity securities are classified as level 3 due to the infrequency of the observable prices and/or the restrictions on the shares.
(b)Of the $314 million in level 3 assets measured at fair value on a nonrecurring basis as of September 30, 2021, $208 million related to residential real estate loans carried at the net realizable value of the underlying collateral (e.g., collateral-dependent loans). These amounts are classified as level 3 as they are valued using information from broker’s price opinions, appraisals and automated valuation models and discounted based upon the Firm’s experience with actual liquidation values. These discounts ranged from 12% to 45% with a weighted average of 25%.
Nonrecurring fair value changes
The following table presents the total change in value of assets and liabilities for which fair value adjustments have been recognized for the three and nine months ended September 30, 2021 and 2020, related to assets and liabilities held at those dates.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Loans	$(10)	$(35)	$(40)	$(318)
Other assets(a)	84	(363)	177	(539)
Accounts payable and other liabilities	—	92	6	(3)
Total nonrecurring fair value gains/(losses)	$74	$(306)	$143	$(860)
(a)Included $90 million and $2 million for the three months ended September 30, 2021 and 2020, respectively, and $197 million and $(155) million for the nine months ended September 30, 2021 and 2020, respectively, of net gains/(losses) as a result of the measurement alternative.
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
The following table presents the carrying value of equity securities without readily determinable fair values held as of September 30, 2021 and 2020, that are measured under the measurement alternative and the related adjustments recorded during the periods presented for those securities with observable price changes. These securities are included in the nonrecurring fair value tables when applicable price changes are observable.

	Three months ended		Nine months ended
	September 30		September 30
As of or for the period ended,
(in millions)	2021	2020	2021	2020
Other assets
Carrying value(a)	$3,207	$2,329	$3,207	$2,329
Upward carrying value changes(b)	100	36	216	49
Downward carrying value changes/impairment(c)	(10)	(34)	(18)	(204)
(a)The carrying value as of December 31, 2020 was $2.4 billion. The period-end carrying values reflect cumulative purchases and sales in addition to upward and downward carrying value changes.
(b)The cumulative upward carrying value changes between January 1, 2018 and September 30, 2021 were $826 million.
(c)The cumulative downward carrying value changes/impairment between January 1, 2018 and September 30, 2021 were $(335) million.
Included in other assets above is the Firm’s interest in approximately 40 million Visa Class B common shares, recorded at a nominal carrying value. These shares are subject to certain transfer restrictions currently and will be convertible into Visa Class A common shares upon final resolution of certain litigation matters involving Visa. The conversion rate of Visa Class B common shares into Visa Class A common shares is 1.6228 at September 30, 2021, and may be adjusted by Visa depending on developments related to the litigation matters.

Additional disclosures about the fair value of financial instruments that are not carried on the Consolidated balance sheets at fair value
The following table presents, by fair value hierarchy classification, the carrying values and estimated fair values at September 30, 2021, and December 31, 2020, of financial assets and liabilities, excluding financial instruments that are carried at fair value on a recurring basis, and their classification within the fair value hierarchy.

	September 30, 2021					December 31, 2020
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value
Financial assets
Cash and due from banks	$25.9	$25.9	$—	$—	$25.9	$24.9	$24.9	$—	$—	$24.9
Deposits with banks	734.0	734.0	—	—	734.0	502.7	502.7	—	—	502.7
Accrued interest and accounts receivable	115.7	—	115.6	0.1	115.7	89.4	—	89.3	0.1	89.4
Federal funds sold and securities purchased under resale agreements	9.0	—	9.0	—	9.0	58.3	—	58.3	—	58.3
Securities borrowed	130.2	—	130.2	—	130.2	107.7	—	107.7	—	107.7
Investment securities, held-to-maturity	343.5	181.3	163.1	—	344.4	201.8	53.2	152.3	—	205.5
Loans, net of allowance for loan losses(a)	965.8	—	203.2	781.7	984.9	940.1	—	210.9	755.6	966.5
Other	98.0	—	96.7	1.4	98.1	81.8	—	80.0	1.9	81.9
Financial liabilities
Deposits	$2,390.5	$—	$2,390.6	$—	$2,390.6	$2,129.8	$—	$2,128.9	$—	$2,128.9
Federal funds purchased and securities loaned or sold under repurchase agreements	67.5	—	67.5	—	67.5	59.5	—	59.5	—	59.5
Short-term borrowings	30.4	—	30.4	—	30.4	28.3	—	28.3	—	28.3
Accounts payable and other liabilities	228.6	—	224.0	4.2	228.2	186.6	—	181.9	4.3	186.2
Beneficial interests issued by consolidated VIEs	13.2	—	13.2	—	13.2	17.5	—	17.6	—	17.6
Long-term debt	221.9	—	225.6	3.3	228.9	204.8	—	209.2	3.2	212.4
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

	September 30, 2021					December 31, 2020
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value(a) (b)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value(a) (b)	Level 1	Level 2	Level 3	Total estimated fair value
Wholesale lending-related commitments	$2.1	$—	$—	$3.1	$3.1	$2.2	$—	$—	$2.1	$2.1
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
The Firm’s election of fair value includes the following instruments:
•Loans purchased or originated as part of securitization warehousing activity, subject to bifurcation accounting, or managed on a fair value basis, including lending-related commitments
•Certain securities financing agreements
•Owned beneficial interests in securitized financial assets that contain embedded credit derivatives, which would otherwise be required to be separately accounted for as a derivative instrument
•Structured notes, which are predominantly financial instruments that contain embedded derivatives that are issued as part of client-driven activities
•Certain long-term beneficial interests issued by CIB’s consolidated securitization trusts where the underlying assets are carried at fair value
Changes in fair value under the fair value option election
The following table presents the changes in fair value included in the Consolidated statements of income for the three and nine months ended September 30, 2021 and 2020, for items for which the fair value option was elected. The profit and loss information presented below only includes the financial instruments that were elected to be measured at fair value; related risk management instruments, which are required to be measured at fair value, are not included in the table.

	Three months ended September 30,
	2021				2020
(in millions)	Principal transactions	All other income		Total changes in fair value recorded (e)	Principal transactions		All other income		Total changes in fair value recorded (e)
Federal funds sold and securities purchased under resale agreements	$(19)	$—		$(19)	$(148)		$—		$(148)
Securities borrowed	(22)	—		(22)	5		—		5
Trading assets:
Debt and equity instruments, excluding loans	(2,255)	—		(2,255)	1,780	(f)	—		1,780
Loans reported as trading assets:
Changes in instrument-specific credit risk	66	—		66	216		—		216
Other changes in fair value	1	—		1	—		—		—
Loans:
Changes in instrument-specific credit risk	119	(7)	(c)	112	112		(13)	(c)	99
Other changes in fair value	25	609	(c)	634	93		928	(c)	1,021
Other assets	(22)	—		(22)	(28)		(7)	(d)	(35)
Deposits(a)	38	—		38	(147)		—		(147)
Federal funds purchased and securities loaned or sold under repurchase agreements	11	—		11	58		—		58
Short-term borrowings(a)	388	—		388	(54)		—		(54)
Trading liabilities	(1)	—		(1)	1		—		1
Other liabilities	(1)	—		(1)	(8)		—		(8)
Long-term debt(a)(b)	643	11	(c)(d)	654	(530)		(4)	(c)	(534)

	Nine months ended September 30,
	2021				2020
(in millions)	Principal transactions	All other income		Total changes in fair value recorded (e)	Principal transactions		All other income		Total changes in fair value recorded (e)
Federal funds sold and securities purchased under resale agreements	$(33)	$—		$(33)	$96		$—		$96
Securities borrowed	(119)	—		(119)	173		—		173
Trading assets:
Debt and equity instruments, excluding loans	(1,188)	(1)	(c)	(1,189)	1,083	(f)	(1)	(c)	1,082
Loans reported as trading assets:
Changes in instrument-specific credit risk	342	—		342	(39)		—		(39)
Other changes in fair value	(7)	—		(7)	1		—		1
Loans:
Changes in instrument-specific credit risk	540	(9)	(c)	531	143		2	(c)	145
Other changes in fair value	(82)	1,733	(c)	1,651	357		2,423	(c)	2,780
Other assets	6	(23)	(d)	(17)	74		1	(d)	75
Deposits(a)	(53)	—		(53)	(612)		—		(612)
Federal funds purchased and securities loaned or sold under repurchase agreements	42	—		42	(20)		—		(20)
Short-term borrowings(a)	(223)	—		(223)	1,035		—		1,035
Trading liabilities	(2)	—		(2)	1		—		1
Other liabilities	1	—		1	(54)		—		(54)
Long-term debt(a)(b)	(262)	6	(c)(d)	(256)	70		(1)	(c)	69
(a)Unrealized gains/(losses) due to instrument-specific credit risk (DVA) for liabilities for which the fair value option has been elected are recorded in OCI, while realized gains/(losses) are recorded in principal transactions revenue. Realized gains/(losses) due to instrument-specific credit risk recorded in principal transactions revenue were $(6) million and $1 million for the three months ended September 30, 2021 and 2020, respectively and $(8) million and $20 million for the nine months ended September 30, 2021 and 2020, respectively.
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
(f)Prior-period amounts have been revised to conform with the current presentation.

Difference between aggregate fair value and aggregate remaining contractual principal balance outstanding
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of September 30, 2021, and December 31, 2020, for loans, long-term debt and long-term beneficial interests for which the fair value option has been elected.

	September 30, 2021				December 31, 2020
(in millions)	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding
Loans
Nonaccrual loans
Loans reported as trading assets	$3,591		$642	$(2,949)	$3,386		$555	$(2,831)
Loans	1,193		1,055	(138)	1,867		1,507	(360)
Subtotal	4,784		1,697	(3,087)	5,253		2,062	(3,191)
90 or more days past due and government guaranteed
Loans(a)	301		289	(12)	328		317	(11)
All other performing loans(b)
Loans reported as trading assets	7,950		6,699	(1,251)	7,917		6,439	(1,478)
Loans	58,949		59,284	335	42,022		42,650	628
Subtotal	66,899		65,983	(916)	49,939		49,089	(850)
Total loans	$71,984		$67,969	$(4,015)	$55,520		$51,468	$(4,052)
Long-term debt
Principal-protected debt	$37,445	(d)	$35,244	$(2,201)	$40,560	(d)	$40,526	$(34)
Nonprincipal-protected debt(c)	NA		41,255	NA	NA		36,291	NA
Total long-term debt	NA		$76,499	NA	NA		$76,817	NA
Long-term beneficial interests
Nonprincipal-protected debt(c)	NA		$99	NA	NA		$41	NA
Total long-term beneficial interests	NA		$99	NA	NA		$41	NA
(a)These balances are excluded from nonaccrual loans as the loans are insured and/or guaranteed by U.S. government agencies.
(b)There were no performing loans that were ninety days or more past due as of September 30, 2021, and December 31, 2020, respectively.
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
At September 30, 2021, and December 31, 2020, the contractual amount of lending-related commitments for which the fair value option was elected was $16.9 billion and $18.1 billion, respectively, with a corresponding fair value of $(2) million and $(39) million, respectively. Refer to Note 28 of JPMorgan Chase’s 2020 Form 10-K, and Note 22 of this Form 10-Q for further information regarding off-balance sheet lending-related financial instruments.

Structured note products by balance sheet classification and risk component
The following table presents the fair value of structured notes, by balance sheet classification and the primary risk type.

	September 30, 2021					December 31, 2020
(in millions)	Long-term debt	Short-term borrowings	Deposits		Total	Long-term debt	Short-term borrowings	Deposits		Total
Risk exposure
Interest rate	$35,571	$13	$5,700		$41,284	$38,129	$65	$5,057		$43,251
Credit	6,843	1,438	—		8,281	6,409	1,022	—		7,431
Foreign exchange	3,648	244	221		4,113	3,613	92	—		3,705
Equity	28,496	6,258	5,565		40,319	26,943	5,021	6,893		38,857
Commodity	321	—	6	(a)	327	250	13	232	(a)	495
Total structured notes	$74,879	$7,953	$11,492		$94,324	$75,344	$6,213	$12,182		$93,739
(a)Excludes deposits linked to precious metals for which the fair value option has not been elected of $676 million and $739 million for the periods ended September 30, 2021 and December 31, 2020, respectively.

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

The following table outlines the Firm’s primary uses of derivatives and the related hedge accounting designation or disclosure category.

Type of Derivative	Use of Derivative	Designation and disclosure	Affected segment or unit	10-Q page reference
Manage specifically identified risk exposures in qualifying hedge accounting relationships:
•Interest rate	Hedge fixed rate assets and liabilities	Fair value hedge	Corporate	122-123
•Interest rate	Hedge floating-rate assets and liabilities	Cash flow hedge	Corporate	124
•Foreign exchange	Hedge foreign currency-denominated assets and liabilities	Fair value hedge	Corporate	122-123
•Foreign exchange	Hedge foreign currency-denominated forecasted revenue and expense	Cash flow hedge	Corporate	124
•Foreign exchange	Hedge the value of the Firm’s investments in non-U.S. dollar functional currency entities	Net investment hedge	Corporate	125
•Commodity	Hedge commodity inventory	Fair value hedge	CIB, AWM	122-123
Manage specifically identified risk exposures not designated in qualifying hedge accounting relationships:
•Interest rate	Manage the risk associated with mortgage commitments, warehouse loans and MSRs	Specified risk management	CCB	125
•Credit	Manage the credit risk associated with wholesale lending exposures	Specified risk management	CIB	125
•Interest rate and foreign exchange	Manage the risk associated with certain other specified assets and liabilities	Specified risk management	Corporate	125
Market-making derivatives and other activities:
•Various	Market-making and related risk management	Market-making and other	CIB	125
•Various	Other derivatives	Market-making and other	CIB, AWM, Corporate	125

Notional amount of derivative contracts
The following table summarizes the notional amount of free-standing derivative contracts outstanding as of September 30, 2021, and December 31, 2020.

	Notional amounts(b)
(in billions)	September 30, 2021	December 31, 2020
Interest rate contracts
Swaps	$24,116	$20,990	(c)
Futures and forwards	3,824	3,057
Written options	3,211	3,375
Purchased options	3,523	3,675
Total interest rate contracts	34,674	31,097
Credit derivatives(a)	1,340	1,197	(c)
Foreign exchange contracts
Cross-currency swaps	4,081	3,924
Spot, futures and forwards	8,268	6,871
Written options	803	830
Purchased options	791	825
Total foreign exchange contracts	13,943	12,450
Equity contracts
Swaps	628	448
Futures and forwards	145	140
Written options	750	668	(c)
Purchased options	704	610	(c)
Total equity contracts	2,227	1,866
Commodity contracts
Swaps	185	138
Spot, futures and forwards	195	198
Written options	149	124
Purchased options	122	105
Total commodity contracts	651	565
Total derivative notional amounts	$52,835	$47,175
(a)Refer to the Credit derivatives discussion on page 126 for more information on volumes and types of credit derivative contracts.
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

Impact of derivatives on the Consolidated balance sheets
The following table summarizes information on derivative receivables and payables (before and after netting adjustments) that are reflected on the Firm’s Consolidated balance sheets as of September 30, 2021, and December 31, 2020, by accounting designation (e.g., whether the derivatives were designated in qualifying hedge accounting relationships or not) and contract type.

Free-standing derivative receivables and payables(a)
	Gross derivative receivables						Gross derivative payables
September 30, 2021 (in millions)	Not designated as hedges		Designated as hedges	Total derivative receivables	Net derivative receivables(b)		Not designated as hedges		Designated as hedges	Total derivative payables	Net derivative payables(b)
Trading assets and liabilities
Interest rate	$284,351		$758	$285,109	$24,766		$252,292		$—	$252,292	$8,832
Credit	10,524		—	10,524	1,175		11,799		—	11,799	1,393
Foreign exchange	162,107		1,089	163,196	14,525		161,159		936	162,095	14,005
Equity	74,422		—	74,422	10,492		86,837		—	86,837	17,774
Commodity	32,269		4,046	36,315	16,950		28,906		5,537	34,443	11,481
Total fair value of trading assets and liabilities	$563,673		$5,893	$569,566	$67,908		$540,993		$6,473	$547,466	$53,485

	Gross derivative receivables						Gross derivative payables
December 31, 2020 (in millions)	Not designated as hedges		Designated as hedges	Total derivative receivables	Net derivative receivables(b)		Not designated as hedges		Designated as hedges	Total derivative payables	Net derivative payables(b)
Trading assets and liabilities
Interest rate	$390,817	(c)	$831	$391,648	$35,725		$353,987	(c)	$—	$353,987	$13,012
Credit	13,345	(c)	—	13,345	680		14,832	(c)	—	14,832	1,995
Foreign exchange	205,359		901	206,260	15,781		214,229		1,697	215,926	21,433
Equity	70,612	(c)	—	70,612	16,487	(c)	81,413		—	81,413	25,898
Commodity	20,579		924	21,503	6,771		20,834		1,895	22,729	8,285
Total fair value of trading assets and liabilities	$700,712		$2,656	$703,368	$75,444		$685,295		$3,592	$688,887	$70,623
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

Derivatives netting
The following tables present, as of September 30, 2021, and December 31, 2020, gross and net derivative receivables and payables by contract and settlement type. Derivative receivables and payables, as well as the related cash collateral from the same counterparty, have been netted on the Consolidated balance sheets where the Firm has obtained an appropriate legal opinion with respect to the master netting agreement. Where such a legal opinion has not been either sought or obtained, amounts are not eligible for netting on the Consolidated balance sheets, and those derivative receivables and payables are shown separately in the tables below.
In addition to the cash collateral received and transferred that is presented on a net basis with derivative receivables and payables, the Firm receives and transfers additional collateral (financial instruments and cash). These amounts mitigate counterparty credit risk associated with the Firm’s derivative instruments, but are not eligible for net presentation:
•collateral that consists of liquid securities and other cash collateral held at third-party custodians, which are shown separately as "Collateral not nettable on the Consolidated balance sheets" in the tables below, up to the fair value exposure amount. For the purpose of this disclosure, the definition of liquid securities is consistent with the definition of high quality liquid assets as defined in the LCR rule;
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

	September 30, 2021				December 31, 2020
(in millions)	Gross derivative receivables	Amounts netted on the Consolidated balance sheets	Net derivative receivables		Gross derivative receivables		Amounts netted on the Consolidated balance sheets		Net derivative receivables
U.S. GAAP nettable derivative receivables
Interest rate contracts:
Over-the-counter (“OTC”)	$262,855	$(243,110)	$19,745		$367,214	(e)	$(337,609)	(e)	$29,605
OTC–cleared	17,441	(16,953)	488		18,340		(17,919)		421
Exchange-traded(a)	290	(280)	10		554		(395)		159
Total interest rate contracts	280,586	(260,343)	20,243		386,108		(355,923)		30,185
Credit contracts:
OTC	7,735	(6,953)	782		8,894	(e)	(8,356)	(e)	538
OTC–cleared	2,492	(2,396)	96		4,326		(4,309)		17
Total credit contracts	10,227	(9,349)	878		13,220		(12,665)		555
Foreign exchange contracts:
OTC	159,235	(148,098)	11,137		201,349		(189,655)		11,694
OTC–cleared	640	(572)	68		834		(819)		15
Exchange-traded(a)	10	(1)	9		35		(5)		30
Total foreign exchange contracts	159,885	(148,671)	11,214		202,218		(190,479)		11,739
Equity contracts:
OTC	27,692	(25,632)	2,060		29,844	(e)	(27,374)		2,470
Exchange-traded(a)	39,348	(38,298)	1,050		28,294		(26,751)		1,543
Total equity contracts	67,040	(63,930)	3,110		58,138		(54,125)		4,013
Commodity contracts:
OTC	21,467	(8,256)	13,211		10,924		(7,901)		3,023
OTC–cleared	72	(72)	—		20		(20)		—
Exchange-traded(a)	11,482	(11,037)	445		6,833		(6,811)		22
Total commodity contracts	33,021	(19,365)	13,656		17,777		(14,732)		3,045
Derivative receivables with appropriate legal opinion	550,759	(501,658)	49,101	(d)	677,461		(627,924)		49,537	(d)
Derivative receivables where an appropriate legal opinion has not been either sought or obtained	18,807		18,807		25,907				25,907
Total derivative receivables recognized on the Consolidated balance sheets	$569,566		$67,908		$703,368				$75,444
Collateral not nettable on the Consolidated balance sheets(b)(c)			(11,001)						(14,806)
Net amounts			$56,907						$60,638

	September 30, 2021				December 31, 2020
(in millions)	Gross derivative payables	Amounts netted on the Consolidated balance sheets	Net derivative payables		Gross derivative payables		Amounts netted on the Consolidated balance sheets		Net derivative payables
U.S. GAAP nettable derivative payables
Interest rate contracts:
OTC	$232,047	$(224,749)	$7,298		$332,214	(e)	$(321,140)	(e)	$11,074
OTC–cleared	18,841	(18,532)	309		19,710		(19,494)		216
Exchange-traded(a)	184	(179)	5		358		(341)		17
Total interest rate contracts	251,072	(243,460)	7,612		352,282		(340,975)		11,307
Credit contracts:
OTC	8,775	(8,060)	715		10,311	(e)	(8,781)	(e)	1,530
OTC–cleared	2,433	(2,346)	87		4,075		(4,056)		19
Total credit contracts	11,208	(10,406)	802		14,386		(12,837)		1,549
Foreign exchange contracts:
OTC	157,829	(147,518)	10,311		210,803		(193,672)		17,131
OTC–cleared	579	(572)	7		836		(819)		17
Exchange-traded(a)	12	—	12		34		(2)		32
Total foreign exchange contracts	158,420	(148,090)	10,330		211,673		(194,493)		17,180
Equity contracts:
OTC	34,759	(30,733)	4,026		35,330		(28,763)		6,567
Exchange-traded(a)	43,462	(38,330)	5,132		34,491		(26,752)		7,739
Total equity contracts	78,221	(69,063)	9,158		69,821		(55,515)		14,306
Commodity contracts:
OTC	18,060	(11,770)	6,290		10,365		(7,544)		2,821
OTC–cleared	85	(85)	—		32		(32)		—
Exchange-traded(a)	12,241	(11,107)	1,134		7,391		(6,868)		523
Total commodity contracts	30,386	(22,962)	7,424		17,788		(14,444)		3,344
Derivative payables with appropriate legal opinion	529,307	(493,981)	35,326	(d)	665,950		(618,264)		47,686	(d)
Derivative payables where an appropriate legal opinion has not been either sought or obtained	18,159		18,159		22,937				22,937
Total derivative payables recognized on the Consolidated balance sheets	$547,466		$53,485		$688,887				$70,623
Collateral not nettable on the Consolidated balance sheets(b)(c)			(7,091)						(11,964)
Net amounts			$46,394						$58,659
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
(d)Net derivatives receivable included cash collateral netted of $68.8 billion and $88.0 billion at September 30, 2021, and December 31, 2020, respectively. Net derivatives payable included cash collateral netted of $61.2 billion and $78.4 billion at September 30, 2021, and December 31, 2020, respectively. Derivative cash collateral relates to OTC and OTC-cleared derivative instruments.
(e)Prior-period amounts have been revised to conform with the current presentation.

Liquidity risk and credit-related contingent features
Refer to Note 5 of JPMorgan Chase’s 2020 Form 10-K for a more detailed discussion of liquidity risk and credit-related contingent features related to the Firm’s derivative contracts.
The following table shows the aggregate fair value of net derivative payables related to OTC and OTC-cleared derivatives that contain contingent collateral or termination features that may be triggered upon a ratings downgrade, and the associated collateral the Firm has posted in the normal course of business, at September 30, 2021, and December 31, 2020.

OTC and OTC-cleared derivative payables containing downgrade triggers
(in millions)	September 30, 2021	December 31, 2020
Aggregate fair value of net derivative payables	$19,541	$26,945	(a)
Collateral posted	17,160	26,289
(a)Prior-period amount has been revised to conform with the current presentation.
The following table shows the impact of a single-notch and two-notch downgrade of the long-term issuer ratings of JPMorgan Chase & Co. and its subsidiaries, predominantly JPMorgan Chase Bank, N.A., at September 30, 2021, and December 31, 2020, related to OTC and OTC-cleared derivative contracts with contingent collateral or termination features that may be triggered upon a ratings downgrade. Derivatives contracts generally require additional collateral to be posted or terminations to be triggered when the predefined threshold rating is breached. A downgrade by a single rating agency that does not result in a rating lower than a preexisting corresponding rating provided by another major rating agency will generally not result in additional collateral (except in certain instances in which additional initial margin may be required upon a ratings downgrade), nor in termination payments requirements. The liquidity impact in the table is calculated based upon a downgrade below the lowest current rating of the rating agencies referred to in the derivative contract.

Liquidity impact of downgrade triggers on OTC and OTC-cleared derivatives
	September 30, 2021		December 31, 2020
(in millions)	Single-notch downgrade	Two-notch downgrade	Single-notch downgrade	Two-notch downgrade
Amount of additional collateral to be posted upon downgrade(a)	$230	$1,572	$119	$1,243
Amount required to settle contracts with termination triggers upon downgrade(b)	109	685	153	1,682	(c)
(a)Includes the additional collateral to be posted for initial margin.
(b)Amounts represent fair values of derivative payables, and do not reflect collateral posted.
(c)Prior-period amount has been revised to conform with the current presentation.
Derivatives executed in contemplation of a sale of the underlying financial asset
In certain instances the Firm enters into transactions in which it transfers financial assets but maintains the economic exposure to the transferred assets by entering into a derivative with the same counterparty in contemplation of the initial transfer. The Firm generally accounts for such transfers as collateralized financing transactions as described in Note 10, but in limited circumstances they may qualify to be accounted for as a sale and a derivative under U.S. GAAP. The amount of such transfers accounted for as a sale where the associated derivative was outstanding was not material at September 30, 2021 and December 31, 2020.

Impact of derivatives on the Consolidated statements of income
The following tables provide information related to gains and losses recorded on derivatives based on their hedge accounting designation or purpose.
Fair value hedge gains and losses
The following tables present derivative instruments, by contract type, used in fair value hedge accounting relationships, as well as pre-tax gains/(losses) recorded on such derivatives and the related hedged items for the three and nine months ended September 30, 2021 and 2020, respectively. The Firm includes gains/(losses) on the hedging derivative in the same line item in the Consolidated statements of income as the related hedged item.

	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
Three months ended September 30, 2021 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$(812)	$1,401	$589	$—	$592	$—
Foreign exchange(c)	(363)	367	4	(71)	3	12
Commodity(d)	(732)	754	22	—	14	—
Total	$(1,907)	$2,522	$615	$(71)	$609	$12

	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
Three months ended September 30, 2020 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$(464)	$743	$279	$—	$309	$—
Foreign exchange(c)	307	(280)	27	(79)	27	(91)
Commodity(d)	(569)	593	24	—	14	—
Total	$(726)	$1,056	$330	$(79)	$350	$(91)

	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
Nine months ended September 30, 2021 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$(3,749)	$5,217	$1,468	$—	$1,572	$—
Foreign exchange(c)	(862)	893	31	(221)	30	(56)
Commodity(d)	(5,119)	5,197	78	—	46	—
Total	$(9,730)	$11,307	$1,577	$(221)	$1,648	$(56)

	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
Nine months ended September 30, 2020 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$4,087	$(3,333)	$754	$—	$728	$—
Foreign exchange(c)	579	(430)	149	(379)	149	45
Commodity(d)	(771)	882	111	—	107	—
Total	$3,895	$(2,881)	$1,014	$(379)	$984	$45
(a)Primarily consists of hedges of the benchmark (e.g., London Interbank Offered Rate ("LIBOR")) interest rate risk of fixed-rate long-term debt and AFS securities. Gains and losses were recorded in net interest income.
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

As of September 30, 2021 and December 31, 2020, the following amounts were recorded on the Consolidated balance sheets related to certain cumulative fair value hedge basis adjustments that are expected to reverse through the income statement in future periods as an adjustment to yield.

	Carrying amount of the hedged items(a)(b)		Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged items:
September 30, 2021 (in millions)			Active hedging relationships	Discontinued hedging relationships(d)(e)	Total
Assets
Investment securities - AFS	$71,464	(c)	$906	$558	$1,464
Liabilities
Long-term debt	$191,783		$(1,121)	$9,042	$7,921
Beneficial interests issued by consolidated VIEs	748		—	(2)	(2)

	Carrying amount of the hedged items(a)(b)		Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged items:
December 31, 2020 (in millions)			Active hedging relationships	Discontinued hedging relationships(d)(e)	Total
Assets
Investment securities - AFS	$139,684	(c)	$3,572	$847	$4,419
Liabilities
Long-term debt	$177,611		$3,194	$11,473	$14,667
Beneficial interests issued by consolidated VIEs	746		—	(3)	(3)
(a)Excludes physical commodities with a carrying value of $19.3 billion and $11.5 billion at September 30, 2021 and December 31, 2020, respectively, to which the Firm applies fair value hedge accounting. As a result of the application of hedge accounting, these inventories are carried at fair value, thus recognizing unrealized gains and losses in current periods. Since the Firm exits these positions at fair value, there is no incremental impact to net income in future periods.
(b)Excludes hedged items where only foreign currency risk is the designated hedged risk, as basis adjustments related to foreign currency hedges will not reverse through the income statement in future periods. At September 30, 2021 and December 31, 2020, the carrying amount excluded for AFS securities is $12.6 billion and $14.5 billion, respectively, and for long-term debt is $11.8 billion and $6.6 billion, respectively.
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

Cash flow hedge gains and losses
The following tables present derivative instruments, by contract type, used in cash flow hedge accounting relationships, and the pre-tax gains/(losses) recorded on such derivatives, for the three and nine months ended September 30, 2021 and 2020, respectively. The Firm includes the gains/(losses) on the hedging derivative in the same line item in the Consolidated statements of income as the change in cash flows on the related hedged item.

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Three months ended September 30, 2021 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$272	$(232)	$(504)
Foreign exchange(b)	54	(35)	(89)
Total	$326	$(267)	$(593)

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Three months ended September 30, 2020 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$214	$8	$(206)
Foreign exchange(b)	13	126	113
Total	$227	$134	$(93)

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Nine months ended September 30, 2021 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$771	$(1,871)	$(2,642)
Foreign exchange(b)	159	27	(132)
Total	$930	$(1,844)	$(2,774)

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Nine months ended September 30, 2020 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$332	$3,881	$3,549
Foreign exchange(b)	(4)	(94)	(90)
Total	$328	$3,787	$3,459
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
The Firm did not experience any forecasted transactions that failed to occur for the three and nine months ended September 30, 2021 and 2020.
Over the next 12 months, the Firm expects that approximately $812 million (after-tax) of net gains recorded in AOCI at September 30, 2021, related to cash flow hedges will be recognized in income. For cash flow hedges that have been terminated, the maximum length of time over which the derivative results recorded in AOCI will be recognized in earnings is approximately eight years, corresponding to the timing of the originally hedged forecasted cash flows. For open cash flow hedges, the maximum length of time over which forecasted transactions are hedged is approximately seven years. The Firm’s longer-dated forecasted transactions relate to core lending and borrowing activities.

Net investment hedge gains and losses
The following table presents hedging instruments, by contract type, that were used in net investment hedge accounting relationships, and the pre-tax gains/(losses) recorded on such instruments for the three and nine months ended September 30, 2021 and 2020.

	Gains/(losses) recorded in income and other comprehensive income/(loss)
	2021		2020
Three months ended September 30, (in millions)	Amounts recorded in income(a)(b)	Amounts recorded in OCI	Amounts recorded in income(a)(b)	Amounts recorded in OCI
Foreign exchange derivatives	$(73)	$1,028	$(37)	$(868)

	Gains/(losses) recorded in income and other comprehensive income/(loss)
	2021		2020
Nine months ended September 30, (in millions)	Amounts recorded in income(a)(b)	Amounts recorded in OCI	Amounts recorded in income(a)(b)	Amounts recorded in OCI
Foreign exchange derivatives	$(180)	$1,958	$(108)	$308
(a)Certain components of hedging derivatives are permitted to be excluded from the assessment of hedge effectiveness, such as forward points on foreign exchange forward contracts. The Firm elects to record changes in fair value of these amounts directly in other income.
(b)Excludes amounts reclassified from AOCI to income on the sale or liquidation of hedged entities. The amount reclassified for the three and nine months ended September 30, 2021 was not material. During the nine months ended September 30, 2020, the Firm reclassified pre-tax losses of $8 million to other income related to the liquidation of certain legal entities and the amount was not material for the three months ended September 30, 2020. Refer to Note 19 for further information.

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

	Derivatives gains/(losses) recorded in income
	Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Contract type
Interest rate(a)	$320	$597	$822	$2,533
Credit(b)	(14)	(19)	(81)	(58)
Foreign exchange(c)	14	18	82	96
Total	$320	$596	$823	$2,571
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

Credit derivatives
Refer to Note 5 of JPMorgan Chase’s 2020 Form 10-K for a more detailed discussion of credit derivatives. The following tables present a summary of the notional amounts of credit derivatives and credit-related notes the Firm sold and purchased as of September 30, 2021 and December 31, 2020. The Firm does not use notional amounts of credit derivatives as the primary measure of risk management for such derivatives, because the notional amount does not take into account the probability of the occurrence of a credit event, the recovery value of the reference obligation, or related cash instruments and economic hedges, each of which reduces, in the Firm’s view, the risks associated with such derivatives.
Total credit derivatives and credit-related notes

	Maximum payout/Notional amount
September 30, 2021 (in millions)	Protection sold	Protection purchased with identical underlyings(b)		Net protection (sold)/purchased(c)	Other protection purchased(d)
Credit derivatives
Credit default swaps	$(577,311)	$599,454		$22,143	$3,198
Other credit derivatives(a)	(61,083)	82,067		20,984	16,431
Total credit derivatives	(638,394)	681,521		43,127	19,629
Credit-related notes	—	—		—	12,745
Total	$(638,394)	$681,521		$43,127	$32,374

	Maximum payout/Notional amount
December 31, 2020 (in millions)	Protection sold	Protection purchased with identical underlyings(b)		Net protection (sold)/purchased(c)	Other protection purchased(d)
Credit derivatives
Credit default swaps	$(533,900)	(e) $552,021	(e)	$18,121	$2,786	(e)
Other credit derivatives(a)	(40,084)	57,344		17,260	10,630	(e)
Total credit derivatives	(573,984)	609,365		35,381	13,416
Credit-related notes	—	—		—	10,248
Total	$(573,984)	$609,365		$35,381	$23,664
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
The following tables summarize the notional amounts by the ratings, maturity profile, and total fair value, of credit derivatives as of September 30, 2021, and December 31, 2020, where JPMorgan Chase is the seller of protection. The maturity profile is based on the remaining contractual maturity of the credit derivative contracts. The ratings profile is based on the rating of the reference entity on which the credit derivative contract is based. The ratings and maturity profile of credit derivatives where JPMorgan Chase is the purchaser of protection are comparable to the profile reflected below.

Protection sold — credit derivatives ratings(a)/maturity profile
September 30, 2021 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)	Fair value of payables(b)	Net fair value
Risk rating of reference entity
Investment-grade	$(116,560)	$(291,195)	$(78,593)	$(486,348)	$3,996	$(597)	$3,399
Noninvestment-grade	(31,180)	(96,565)	(24,301)	(152,046)	3,110	(1,886)	1,224
Total	$(147,740)	$(387,760)	$(102,894)	$(638,394)	$7,106	$(2,483)	$4,623

December 31, 2020 (in millions)	<1 year		1–5 years		>5 years	Total notional amount	Fair value of receivables(b)		Fair value of payables(b)		Net fair value
Risk rating of reference entity
Investment-grade	$(93,529)	(c)	$(306,830)	(c)	$(35,326)	$(435,685)	$5,372	(c)	$(834)	(c)	$4,538
Noninvestment-grade	(31,809)		(97,337)		(9,153)	(138,299)	3,953		(2,542)		1,411
Total	$(125,338)		$(404,167)		$(44,479)	$(573,984)	$9,325		$(3,376)		$5,949
(a)The ratings scale is primarily based on external credit ratings defined by S&P and Moody’s.
(b)Amounts are shown on a gross basis, before the benefit of legally enforceable master netting agreements including cash collateral netting.
(c)Prior-period amounts have been revised to conform with the current presentation.

Note 5 – Noninterest revenue and noninterest expense
Noninterest revenue
Refer to Note 6 of JPMorgan Chase’s 2020 Form 10-K for a discussion of the components of and accounting policies for the Firm’s noninterest revenue.
Investment banking fees
The following table presents the components of investment banking fees.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Underwriting
Equity	$1,034	$736	$3,169	$2,037
Debt	1,019	1,019	3,713	3,342
Total underwriting	2,053	1,755	6,882	5,379
Advisory	1,229	432	2,840	1,524
Total investment banking fees	$3,282	$2,187	$9,722	$6,903
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

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2021	2020		2021	2020
Trading revenue by instrument type
Interest rate(a)	$339	$287		$1,726	$2,258
Credit(b)	496	950	(c)	2,525	2,201	(c)
Foreign exchange	648	714		2,287	3,606
Equity	1,863	1,410		6,449	4,816
Commodity	315	747		1,165	1,775
Total trading revenue	3,661	4,108		14,152	14,656
Private equity gains/(losses)	(115)	34		(30)	44
Principal transactions	$3,546	$4,142		$14,122	$14,700
(a)Includes the impact of changes in funding valuation adjustments on derivatives.
(b)Includes the impact of changes in credit valuation adjustments on derivatives, net of the associated hedging activities.
(c)Includes marks on held-for-sale positions, including unfunded commitments, in the bridge financing portfolio.

Lending- and deposit-related fees
The following table presents the components of lending- and deposit-related fees.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Lending-related fees	$374	$337	$1,102	$916
Deposit-related fees	1,427	1,310	4,146	3,868
Total lending- and deposit-related fees	$1,801	$1,647	$5,248	$4,784
Asset management, administration and commissions
The following table presents the components of asset management, administration and commissions.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Asset management fees
Investment management fees(a)	$3,554	$2,937	$10,232	$8,439
All other asset management fees(b)	94	85	283	253
Total asset management fees	3,648	3,022	10,515	8,692

Total administration fees(c)	642	561	1,925	1,661

Commissions and other fees
Brokerage commissions(d)	719	645	2,280	2,224
All other commissions and fees	248	242	760	699
Total commissions and fees	967	887	3,040	2,923
Total asset management, administration and commissions	$5,257	$4,470	$15,480	$13,276
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

Card income
The following table presents the components of card income:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Interchange and merchant processing income	$6,117	$4,757	$16,959	$13,479
Rewards costs and partner payments	(4,860)	(3,497)	(12,676)	(9,895)
Other card income(a)	(252)	(91)	(281)	(446)
Total card income	$1,005	$1,169	$4,002	$3,138
(a)Predominantly represents the amortization of account origination costs and annual fees.
Refer to Note 14 for further information on mortgage servicing rights, including risk management activities.
Refer to Note 16 for information on operating lease income included within other income.
Noninterest expense
Other expense
Other expense on the Firm’s Consolidated statements of income included the following:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Legal expense	$76	$524	$289	$839
FDIC-related expense	173	186	551	503
Note 6 – Interest income and Interest expense
Refer to Note 7 of JPMorgan Chase’s 2020 Form 10-K for a description of JPMorgan Chase’s accounting policies regarding interest income and interest expense.
The following table presents the components of interest income and interest expense.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Interest income
Loans(a)	$10,445	$10,215	$30,777	$33,409
Taxable securities	1,553	1,816	4,735	6,203
Non-taxable securities(b)	262	294	809	901
Total investment securities(a)	1,815	2,110	5,544	7,104
Trading assets - debt instruments	1,682	1,850	5,175	5,980
Federal funds sold and securities purchased under resale agreements	231	401	639	2,097
Securities borrowed(c)	(73)	(128)	(240)	(151)
Deposits with banks	174	69	342	708
All other interest-earning assets(d)	206	183	608	826
Total interest income	$14,480	$14,700	$42,845	$49,973
Interest expense
Interest-bearing deposits	$126	$245	$404	$2,169
Federal funds purchased and securities loaned or sold under repurchase agreements	119	105	194	1,023
Short-term borrowings(e)	31	60	97	335
Trading liabilities – debt and all other interest-bearing liabilities(c)(f)	52	(51)	130	278
Long-term debt	1,054	1,293	3,244	4,679
Beneficial interest issued by consolidated VIEs	18	35	66	184
Total interest expense	$1,400	$1,687	$4,135	$8,668
Net interest income	$13,080	$13,013	$38,710	$41,305
Provision for credit losses	(1,527)	611	(7,968)	19,369
Net interest income after provision for credit losses	$14,607	$12,402	$46,678	$21,936
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

(in millions)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	Pension and OPEB plans		Pension and OPEB plans
Components of net periodic benefit cost, U.S. defined benefit pension plans
Benefits earned during the period	$—	$—	$1	$1
Interest cost on benefit obligations	85	105	256	316
Expected return on plan assets	(129)	(158)	(387)	(475)
Amortization:
Net (gain)/loss	3	2	8	5
Net periodic defined benefit plan cost/(credit), U.S. defined benefit pension plans	(41)	(51)	(122)	(153)
Other defined benefit pension and OPEB plans	(24)	(23)	(62)	(65)
Total net periodic defined benefit plan cost/(credit)	(65)	(74)	(184)	(218)
Total defined contribution plans	327	340	998	960
Total pension and OPEB cost included in noninterest expense	$262	$266	$814	$742
The following table presents the fair values of plan assets for the Firm's defined benefit pension and OPEB plans.

(in billions)	September 30, 2021	December 31, 2020
Fair value of plan assets
U.S. defined benefit pension plans	$17.5	$17.6
Other defined benefit pension and OPEB plans	7.9	7.8

Note 8 – Employee share-based incentives
Refer to Note 9 of JPMorgan Chase’s 2020 Form 10-K for a discussion of the accounting policies and other information relating to employee share-based incentives.
The Firm recognized the following noncash compensation expense related to its various employee share-based incentive plans in its Consolidated statements of income.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Cost of prior grants of RSUs, performance share units (“PSUs”), stock appreciation rights ("SARs") and stock options that are amortized over their applicable vesting periods	$283	$249	$919	$859
Accrual of estimated costs of share-based awards to be granted in future periods, predominantly those to full-career eligible employees	335	272	1,346	1,108
Total noncash compensation expense related to employee share-based incentive plans	$618	$521	$2,265	$1,967
In the first quarter of 2021, in connection with its annual incentive grant for the 2020 performance year, the Firm granted 17 million RSUs and 678 thousand PSUs with weighted-average grant date fair values of $137.38 per RSU and $136.94 per PSU.

Note 9 – Investment securities
Investment securities consist of debt securities that are classified as AFS or HTM. Debt securities classified as trading assets are discussed in Note 2. Predominantly all of the Firm’s AFS and HTM securities are held by Treasury and CIO in connection with its asset-liability management activities. At September 30, 2021, the investment securities portfolio consisted of debt securities with an average credit rating of AA+ (based upon external ratings where available, and where not available, based primarily upon internal risk ratings).
During the second quarter of 2021, the Firm transferred $104.5 billion of investment securities from AFS to HTM for capital management purposes. AOCI included pretax unrealized gains of $425 million on the securities at the date of transfer.
Refer to Note 10 of JPMorgan Chase’s 2020 Form 10-K for additional information regarding the investment securities portfolio.
The amortized costs and estimated fair values of the investment securities portfolio were as follows for the dates indicated.

	September 30, 2021				December 31, 2020
(in millions)	Amortized cost(c)(d)	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost(c)(d)	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale securities
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	$72,749	$1,091	$791	$73,049	$110,979	$2,372	$50	$113,301
Residential:
U.S.	2,265	58	—	2,323	6,246	224	3	6,467
Non-U.S.	4,014	36	—	4,050	3,751	20	5	3,766
Commercial	3,102	41	11	3,132	2,819	71	34	2,856
Total mortgage-backed securities	82,130	1,226	802	82,554	123,795	2,687	92	126,390
U.S. Treasury and government agencies	121,227	730	486	121,471	199,910	2,141	100	201,951
Obligations of U.S. states and municipalities	16,471	1,049	5	17,515	18,993	1,404	1	20,396
Non-U.S. government debt securities	15,738	111	24	15,825	22,587	354	13	22,928
Corporate debt securities	263	6	9	260	215	4	3	216
Asset-backed securities:
Collateralized loan obligations	9,133	8	4	9,137	10,055	24	31	10,048
Other	4,771	59	2	4,828	6,174	91	16	6,249
Total available-for-sale securities	249,733	3,189	1,332	251,590	381,729	6,705	256	388,178
Held-to-maturity securities(b)
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	101,086	1,923	412	102,597	107,889	2,968	29	110,828
U.S. Residential	7,021	4	43	6,982	4,345	8	30	4,323
Commercial	3,738	20	21	3,737	2,602	77	—	2,679
Total mortgage-backed securities	111,845	1,947	476	113,316	114,836	3,053	59	117,830
U.S. Treasury and government agencies	182,368	133	1,225	181,276	53,184	50	—	53,234
Obligations of U.S. states and municipalities	13,465	397	9	13,853	12,751	519	—	13,270
Asset-backed securities:
Collateralized loan obligations	33,664	90	9	33,745	21,050	90	2	21,138
Other	2,200	4	1	2,203	—	—	—	—
Total held-to-maturity securities	343,542	2,571	1,720	344,393	201,821	3,712	61	205,472
Total investment securities, net of allowance for credit losses	$593,275	$5,760	$3,052	$595,983	$583,550	$10,417	$317	$593,650
(a)Includes AFS U.S. GSE obligations with fair values of $44.1 billion and $65.8 billion, and HTM U.S. GSE obligations with amortized cost of $71.9 billion and $86.3 billion, at September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021, mortgage-backed securities issued by Fannie Mae and Freddie Mac each exceeded 10% of JPMorgan Chase’s total stockholders’ equity; the amortized cost and fair value of such securities were $69.5 billion and $71.1 billion, and $46.3 billion and $46.3 billion, respectively.
(b)The Firm purchased $15.9 billion and $79.0 billion of HTM securities for the three and nine months ended September 30, 2021, respectively, and $514 million and $5.5 billion for the three and nine months ended September 30, 2020, respectively.
(c)The amortized cost of investment securities is reported net of allowance for credit losses of $73 million and $78 million at September 30, 2021 and December 31, 2020, respectively.
(d)Excludes $1.8 billion and $2.1 billion of accrued interest receivables at September 30, 2021 and December 31, 2020, respectively. The Firm did not reverse through interest income any accrued interest receivables for the three and nine months ended September 30, 2021 and 2020.

AFS securities impairment
The following tables present the fair value and gross unrealized losses by aging category for AFS securities at September 30, 2021 and December 31, 2020. The tables exclude U.S. Treasury and government agency securities and U.S. GSE and government agency MBS with unrealized losses of $1.3 billion and $150 million, at September 30, 2021 and December 31, 2020, respectively; changes in the value of these securities are generally driven by changes in interest rates rather than changes in their credit profile given the explicit or implicit guarantees provided by the U.S. government.

	Available-for-sale securities with gross unrealized losses
	Less than 12 months		12 months or more
September 30, 2021 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale securities
Mortgage-backed securities:
Residential:
U.S.	$72	$—	$31	$—	$103	$—
Non-U.S.	134	—	—	—	134	—
Commercial	250	5	363	6	613	11
Total mortgage-backed securities	456	5	394	6	850	11
Obligations of U.S. states and municipalities	271	5	—	—	271	5
Non-U.S. government debt securities	5,031	17	441	7	5,472	24
Corporate debt securities	149	9	40	—	189	9
Asset-backed securities:
Collateralized loan obligations	4,381	4	270	—	4,651	4
Other	1,500	—	206	2	1,706	2
Total available-for-sale securities with gross unrealized losses	$11,788	$40	$1,351	$15	$13,139	$55

	Available-for-sale securities with gross unrealized losses
	Less than 12 months		12 months or more
December 31, 2020 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale securities
Mortgage-backed securities:
Residential:
U.S.	$562	$3	$32	$—	$594	$3
Non-U.S.	2,507	4	235	1	2,742	5
Commercial	699	18	124	16	823	34
Total mortgage-backed securities	3,768	25	391	17	4,159	42
Obligations of U.S. states and municipalities	49	1	—	—	49	1
Non-U.S. government debt securities	2,709	9	968	4	3,677	13
Corporate debt securities	91	3	5	—	96	3
Asset-backed securities:
Collateralized loan obligations	5,248	18	2,645	13	7,893	31
Other	268	1	685	15	953	16
Total available-for-sale securities with gross unrealized losses	$12,133	$57	$4,694	$49	$16,827	$106

HTM securities – credit risk
Credit quality indicator
The primary credit quality indicator for HTM securities is the risk rating assigned to each security. At both September 30, 2021 and December 31, 2020, all HTM securities were rated investment grade and were current and accruing, with approximately 98% rated at least AA+.
Allowance for credit losses
The allowance for credit losses on investment securities was $73 million and $120 million as of September 30, 2021 and 2020, respectively.
Refer to Note 10 of JPMorgan Chase’s 2020 Form 10-K for further discussion of accounting policies for AFS and HTM securities.
Selected impacts of investment securities on the Consolidated statements of income

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Realized gains	$60	$1,123	$481	$2,842
Realized losses	(316)	(650)	(878)	(2,110)
Investment securities gains/(losses)	$(256)	$473	$(397)	$732

Provision for credit losses	$(14)	$97	$(5)	$110

Contractual maturities and yields
The following table presents the amortized cost and estimated fair value at September 30, 2021, of JPMorgan Chase’s investment securities portfolio by contractual maturity.

By remaining maturity September 30, 2021 (in millions)	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years(b)	Total
Available-for-sale securities
Mortgage-backed securities
Amortized cost	$—	$2,882	$5,326	$73,925	$82,133
Fair value	—	2,916	5,650	73,988	82,554
Average yield(a)	—%	1.47%	1.79%	2.33%	2.26%
U.S. Treasury and government agencies
Amortized cost	$5,111	$88,001	$19,610	$8,505	$121,227
Fair value	5,150	88,082	19,581	8,658	121,471
Average yield(a)	1.28%	0.53%	0.68%	0.50%	0.58%
Obligations of U.S. states and municipalities
Amortized cost	$15	$167	$1,216	$15,073	$16,471
Fair value	16	172	1,277	16,050	17,515
Average yield(a)	3.91%	4.37%	4.88%	5.01%	4.99%
Non-U.S. government debt securities
Amortized cost	$6,750	$4,980	$3,811	$197	$15,738
Fair value	6,762	5,050	3,816	197	15,825
Average yield(a)	2.02%	2.54%	0.84%	0.38%	1.88%
Corporate debt securities
Amortized cost	$—	$233	$30	$—	$263
Fair value	—	228	32	—	260
Average yield(a)	—%	7.74%	1.63%	—%	7.01%
Asset-backed securities
Amortized cost	$1,500	$1,076	$3,800	$7,528	$13,904
Fair value	1,500	1,081	3,807	7,577	13,965
Average yield(a)	1.19%	1.93%	1.27%	1.26%	1.31%
Total available-for-sale securities
Amortized cost	$13,376	$97,339	$33,793	$105,228	$249,736
Fair value	13,428	97,529	34,163	106,470	251,590
Average yield(a)	1.65%	0.70%	1.09%	2.48%	1.56%
Held-to-maturity securities
Mortgage-backed securities
Amortized cost	$—	$1,029	$11,737	$99,091	$111,857
Fair value	—	1,050	12,197	100,069	113,316
Average yield(a)	—%	1.68%	2.42%	2.90%	2.84%
U.S. Treasury and government agencies
Amortized cost	$14,376	$97,814	$70,178	$—	$182,368
Fair value	14,383	97,545	69,348	—	181,276
Average yield(a)	0.65%	0.66%	1.29%	—%	0.90%
Obligations of U.S. states and municipalities
Amortized cost	$35	$66	$1,059	$12,363	$13,523
Fair value	35	66	1,105	12,647	13,853
Average yield(a)	3.78%	2.67%	3.67%	3.84%	3.82%
Asset-backed securities
Amortized cost	$—	$—	$13,535	$22,329	$35,864
Fair value	—	—	13,592	22,356	35,948
Average yield(a)	—%	—%	1.19%	1.25%	1.23%
Total held-to-maturity securities
Amortized cost	$14,411	$98,909	$96,509	$133,783	$343,612
Fair value	14,418	98,661	96,242	135,072	344,393
Average yield(a)	0.66%	0.67%	1.44%	2.71%	1.68%
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
The table below summarizes the gross and net amounts of the Firm’s securities financing agreements as of September 30, 2021 and December 31, 2020. When the Firm has obtained an appropriate legal opinion with respect to a master netting agreement with a counterparty and where other relevant netting criteria under U.S. GAAP are met, the Firm nets, on the Consolidated balance sheets, the balances outstanding under its securities financing agreements with the same counterparty. In addition, the Firm exchanges securities and/or cash collateral with its counterparty to reduce the economic exposure with the counterparty, but such collateral is not eligible for net Consolidated balance sheet presentation. Where the Firm has obtained an appropriate legal opinion with respect to the counterparty master netting agreement, such collateral, along with securities financing balances that do not meet all these relevant netting criteria under U.S. GAAP, is presented in the table below as “Amounts not nettable on the Consolidated balance sheets,” and reduces the “Net amounts” presented. Where a legal opinion has not been either sought or obtained, the securities financing balances are presented gross in the “Net amounts” below. In transactions where the Firm is acting as the lender in a securities-for-securities lending agreement and receives securities that can be pledged or sold as collateral, the Firm recognizes the securities received at fair value within other assets and the obligation to return those securities within accounts payable and other liabilities on the Consolidated balance sheets.

	September 30, 2021
(in millions)	Gross amounts	Amounts netted on the Consolidated balance sheets	Amounts presented on the Consolidated balance sheets	Amounts not nettable on the Consolidated balance sheets(b)	Net amounts(c)
Assets
Securities purchased under resale agreements	$569,373	$(287,212)	$282,161	$(269,113)	$13,048
Securities borrowed	243,904	(40,917)	202,987	(149,458)	53,529
Liabilities
Securities sold under repurchase agreements	$533,390	$(287,212)	$246,178	$(222,187)	$23,991
Securities loaned and other(a)	52,735	(40,917)	11,818	(11,362)	456

	December 31, 2020
(in millions)	Gross amounts	Amounts netted on the Consolidated balance sheets	Amounts presented on the Consolidated balance sheets	Amounts not nettable on the Consolidated balance sheets(b)	Net amounts(c)
Assets
Securities purchased under resale agreements	$666,467	$(370,183)	$296,284	$(273,206)	$23,078
Securities borrowed	193,700	(33,065)	160,635	(115,219)	45,416
Liabilities
Securities sold under repurchase agreements	$578,060	$(370,183)	$207,877	$(191,980)	$15,897
Securities loaned and other(a)	41,366	(33,065)	8,301	(8,257)	44
(a)Includes securities-for-securities lending agreements of $5.3 billion and $3.4 billion at September 30, 2021 and December 31, 2020, respectively, accounted for at fair value, where the Firm is acting as lender.
(b)In some cases, collateral exchanged with a counterparty exceeds the net asset or liability balance with that counterparty. In such cases, the amounts reported in this column are limited to the related net asset or liability with that counterparty.
(c)Includes securities financing agreements that provide collateral rights, but where an appropriate legal opinion with respect to the master netting agreement has not been either sought or obtained. At September 30, 2021 and December 31, 2020, included $10.6 billion and $17.0 billion, respectively, of securities purchased under resale agreements; $49.0 billion and $42.1 billion, respectively, of securities borrowed; $22.6 billion and $14.5 billion, respectively, of securities sold under repurchase agreements; and $203 million and $8 million, respectively, of securities loaned and other.

The tables below present as of September 30, 2021, and December 31, 2020 the types of financial assets pledged in securities financing agreements and the remaining contractual maturity of the securities financing agreements.

	Gross liability balance
	September 30, 2021		December 31, 2020
(in millions)	Securities sold under repurchase agreements	Securities loaned and other	Securities sold under repurchase agreements	Securities loaned and other
Mortgage-backed securities
U.S. GSEs and government agencies	$21,919	$—	$56,744	$—
Residential - nonagency	722	—	1,016	—
Commercial - nonagency	1,065	—	855	—
U.S. Treasury, GSEs and government agencies	280,004	230	315,834	143
Obligations of U.S. states and municipalities	1,726	8	1,525	2
Non-U.S. government debt	155,164	2,021	157,563	1,730
Corporate debt securities	35,682	1,325	22,849	1,864
Asset-backed securities	703	—	694	—
Equity securities	36,405	49,151	20,980	37,627
Total	$533,390	$52,735	$578,060	$41,366

	Remaining contractual maturity of the agreements
	Overnight and continuous			Greater than 90 days
September 30, 2021 (in millions)		Up to 30 days	30 – 90 days		Total
Total securities sold under repurchase agreements	$223,354	$201,325	$40,302	$68,409	$533,390
Total securities loaned and other	51,764	76	—	895	52,735

	Remaining contractual maturity of the agreements
	Overnight and continuous			Greater than 90 days
December 31, 2020 (in millions)		Up to 30 days	30 – 90 days		Total
Total securities sold under repurchase agreements	$238,667	$230,980	$70,777	$37,636	$578,060
Total securities loaned and other	37,887	1,647	500	1,332	41,366
Transfers not qualifying for sale accounting
At September 30, 2021, and December 31, 2020, the Firm held $484 million and $598 million, respectively, of financial assets for which the rights have been transferred to third parties; however, the transfers did not qualify as a sale in accordance with U.S. GAAP. These transfers have been recognized as collateralized financing transactions. The transferred assets are recorded in trading assets and loans, and the corresponding liabilities are recorded predominantly in short-term borrowings on the Consolidated balance sheets.

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
The following tables summarize the Firm’s loan balances by portfolio segment.

September 30, 2021	Consumer, excluding credit card	Credit card	Wholesale	Total(a)(b)
(in millions)
Retained	$298,308	$143,166	$532,786	$974,260
Held-for-sale	1,407	—	8,320	9,727
At fair value	28,449	—	32,179	60,628
Total	$328,164	$143,166	$573,285	$1,044,615

December 31, 2020	Consumer, excluding credit card	Credit card	Wholesale	Total(a)(b)
(in millions)
Retained	$302,127	$143,432	$514,947	$960,506
Held-for-sale	1,305	784	5,784	7,873
At fair value	15,147	—	29,327	44,474
Total	$318,579	$144,216	$550,058	$1,012,853
(a)Excludes $2.7 billion and $2.9 billion of accrued interest receivables at September 30, 2021, and December 31, 2020, respectively. The Firm wrote off accrued interest receivables of $10 million and $34 million for the three months ended September 30, 2021 and 2020, respectively, and $30 million and $82 million for the nine months ended September 30, 2021 and 2020, respectively.
(b)Loans (other than those for which the fair value option has been elected) are presented net of unamortized discounts and premiums and net deferred loan fees or costs. These amounts were not material as of September 30, 2021, and December 31, 2020.

The following tables provide information about the carrying value of retained loans purchased, sold and reclassified to held-for-sale during the periods indicated. Loans that were reclassified to held-for-sale and sold in a subsequent period are excluded from the sales line of this table.

	2021					2020
Three months ended September 30, (in millions)	Consumer, excluding credit card		Credit card	Wholesale	Total	Consumer, excluding credit card		Credit card	Wholesale	Total
Purchases	$101	(b)(c)	$—	$245	$346	$1,780	(b)(c)	$—	$309	$2,089
Sales	—		—	7,826	7,826	—		—	4,578	4,578
Retained loans reclassified to held-for-sale(a)	522		—	397	919	995		787	403	2,185

	2021					2020
Nine months ended September 30, (in millions)	Consumer, excluding credit card		Credit card	Wholesale	Total	Consumer, excluding credit card		Credit card	Wholesale	Total
Purchases	$403	(b)(c)	$—	$772	$1,175	$3,180	(b)(c)	$—	$937	$4,117
Sales	181		—	22,307	22,488	348		—	13,579	13,927
Retained loans reclassified to held-for-sale(a)	771		—	2,061	2,832	1,822		787	1,154	3,763
(a)Reclassifications of loans to held-for-sale are non-cash transactions.
(b)Predominantly includes purchases of residential real estate loans, including the Firm’s voluntary repurchases of certain delinquent loans from loan pools as permitted by Government National Mortgage Association (“Ginnie Mae”) guidelines for the three and nine months ended September 30, 2021 and 2020. The Firm typically elects to repurchase these delinquent loans as it continues to service them and/or manage the foreclosure process in accordance with applicable requirements of Ginnie Mae, FHA, RHS, and/or VA.
(c)Excludes purchases of retained loans of $7.3 billion and $3.1 billion for the three months ended September 30, 2021 and 2020, respectively, and $19.3 billion and $10.5 billion for the nine months ended September 30, 2021 and 2020, respectively, which are predominantly sourced through the correspondent origination channel and underwritten in accordance with the Firm’s standards.
Gains and losses on sales of loans
Net gains/(losses) on sales of loans and lending-related commitments (including adjustments to record loans and lending-related commitments held-for-sale at the lower of cost or fair value) recognized in noninterest revenue for the three and nine months ended September 30, 2021 was $31 million and $225 million, respectively, of which $30 million and $211 million, respectively, related to loans. Net gains/(losses) on sales of loans and lending-related commitments for the three and nine months ended September 30, 2020 was $113 million and $(75) million, respectively, of which $24 million and $(76) million, respectively, related to loans. In addition, the sale of loans may also result in write downs, recoveries or changes in the allowance recognized in the provision for credit losses.
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
The following table provides information about retained consumer loans, excluding credit card, by class.

(in millions)	September 30, 2021	December 31, 2020
Residential real estate	$221,671	$225,302
Auto and other(a)	76,637	76,825
Total retained loans	$298,308	$302,127
(a)At September 30, 2021 and December 31, 2020, included $11.1 billion and $19.2 billion of loans, respectively, in Business Banking under the PPP.
Delinquency rates are the primary credit quality indicator for consumer loans. Refer to Note 12 of JPMorgan Chase's 2020 Form 10-K for further information on consumer credit quality indicators.

Residential real estate
The following tables provide information on delinquency, which is the primary credit quality indicator for retained residential real estate loans.

(in millions, except ratios)	September 30, 2021
	Term loans by origination year(d)						Revolving loans		Total
	2021	2020	2019	2018	2017	Prior to 2017	Within the revolving period	Converted to term loans
Loan delinquency(a)(b)
Current	$50,900	$51,577	$21,058	$8,958	$13,231	$54,691	$6,707	$12,595	$219,717
30–149 days past due	11	13	17	17	10	479	16	172	735
150 or more days past due	—	—	7	5	13	927	5	262	1,219
Total retained loans	$50,911	$51,590	$21,082	$8,980	$13,254	$56,097	$6,728	$13,029	$221,671
% of 30+ days past due to total retained loans(c)	0.02%	0.03%	0.11%	0.24%	0.17%	2.45%	0.31%	3.33%	0.87%

(in millions, except ratios)	December 31, 2020
	Term loans by origination year(d)								Revolving loans				Total
	2020		2019	2018	2017	2016	Prior to 2016		Within the revolving period		Converted to term loans
Loan delinquency(a)(b)
Current	$56,576	(e)	$31,820	$13,900	$20,410	$27,978	$49,218	(e)	$7,902	(e)	$15,260	(e)	$223,064
30–149 days past due	9		25	20	22	29	674		21		245		1,045
150 or more days past due	3		14	10	18	18	844		22		264		1,193
Total retained loans	$56,588		$31,859	$13,930	$20,450	$28,025	$50,736		$7,945		$15,769		$225,302
% of 30+ days past due to total retained loans(c)	0.02%		0.12%	0.22%	0.20%	0.17%	2.91%	(e)	0.54%	(e)	3.23%	(e)	0.98%
(a)Individual delinquency classifications include mortgage loans insured by U.S. government agencies as follows: current included $41 million and $36 million; 30–149 days past due included $11 million and $16 million; and 150 or more days past due included $20 million and $24 million at September 30, 2021 and December 31, 2020, respectively.
(b)At September 30, 2021 and December 31, 2020, loans under payment deferral programs offered in response to the COVID-19 pandemic which are still within their deferral period and performing according to their modified terms are generally not considered delinquent.
(c)At September 30, 2021 and December 31, 2020, residential real estate loans excluded mortgage loans insured by U.S. government agencies of $31 million and $40 million, respectively, that are 30 or more days past due. These amounts have been excluded based upon the government guarantee.
(d)Purchased loans are included in the year in which they were originated.
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

Nonaccrual loans and other credit quality indicators
The following table provides information on nonaccrual and other credit quality indicators for retained residential real estate loans.

(in millions, except weighted-average data)	September 30, 2021	December 31, 2020
Nonaccrual loans(a)(b)(c)(d)	$4,794	$5,313
90 or more days past due and government guaranteed(e)	25	33

Current estimated LTV ratios(f)(g)(h)
Greater than 125% and refreshed FICO scores:
Equal to or greater than 660	$12	$6
Less than 660	3	12
101% to 125% and refreshed FICO scores:
Equal to or greater than 660	31	38
Less than 660	20	44
80% to 100% and refreshed FICO scores:
Equal to or greater than 660	2,146	2,177
Less than 660	103	239
Less than 80% and refreshed FICO scores:
Equal to or greater than 660	205,919	208,238
Less than 660	10,054	11,980
No FICO/LTV available	3,311	2,492
U.S. government-guaranteed	72	76
Total retained loans	$221,671	$225,302

Weighted average LTV ratio(f)(i)	51%	54%
Weighted average FICO(g)(i)	764	763

Geographic region(j)
California	$70,719	$73,444
New York	32,221	32,287
Florida	15,439	13,981
Texas	13,645	13,773
Illinois	11,860	13,130
Colorado	8,496	8,235
Washington	8,071	7,917
New Jersey	6,884	7,227
Massachusetts	6,009	5,784
Connecticut	5,188	5,024
All other(k)	43,139	44,500
Total retained loans	$221,671	$225,302
(a)Includes collateral-dependent residential real estate loans that are charged down to the fair value of the underlying collateral less costs to sell. The Firm reports, in accordance with regulatory guidance, residential real estate loans that have been discharged under Chapter 7 bankruptcy and not reaffirmed by the borrower (“Chapter 7 loans”) as collateral-dependent nonaccrual TDRs, regardless of their delinquency status. At September 30, 2021, approximately 7% of Chapter 7 residential real estate loans were 30 days or more past due.
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
(c)Interest income on nonaccrual loans recognized on a cash basis was $41 million and $39 million and $127 million and $119 million for the three and nine months ended September 30, 2021 and 2020, respectively.
(d)Generally excludes loans under payment deferral programs offered in response to the COVID-19 pandemic. Includes loans to customers that have exited COVID-19 payment related deferral programs and are 90 or more days past due, predominantly all of which were considered collateral-dependent at time of exit.
(e)These balances are excluded from nonaccrual loans as the loans are guaranteed by U.S government agencies. Typically the principal balance of the loans is insured and interest is guaranteed at a specified reimbursement rate subject to meeting agreed-upon servicing guidelines. At September 30, 2021 and December 31, 2020, these balances were no longer accruing interest based on the agreed-upon servicing guidelines. There were no loans that were not guaranteed by U.S. government agencies that are 90 or more days past due and still accruing interest at September 30, 2021 and December 31, 2020.
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
(j)The geographic regions presented in the table are ordered based on the magnitude of the corresponding loan balances at September 30, 2021.
(k)At September 30, 2021 and December 31, 2020, included mortgage loans insured by U.S. government agencies of $72 million and $76 million, respectively. These amounts have been excluded from the geographic regions presented based upon the government guarantee.

Loan modifications
Modifications of residential real estate loans where the Firm grants concessions to borrowers who are experiencing financial difficulty are generally accounted for and reported as TDRs. Loans with short-term or other insignificant modifications that are not considered concessions are not TDRs nor are loans for which the Firm has elected to apply the option to suspend the application of accounting guidance for TDRs as provided by the CARES Act and extended by the Consolidated Appropriations Act. The carrying value of new TDRs was $116 million and $199 million for the three months ended September 30, 2021 and 2020, respectively, and $674 million and $537 million for the nine months ended September 30, 2021 and 2020, respectively. There were no additional commitments to lend to borrowers whose residential real estate loans have been modified in TDRs.
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

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Number of loans approved for a trial modification	1,448	1,623	4,014	4,468
Number of loans permanently modified	917	1,615	3,817	5,200
Concession granted:(a)
Interest rate reduction	75%	40%	74%	51%
Term or payment extension	64	39	49	53
Principal and/or interest deferred	19	21	24	12
Principal forgiveness	1	1	2	2
Other(b)	24	65	39	65
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

(in millions, except weighted-average data)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Weighted-average interest rate of loans with interest rate reductions – before TDR	4.65%	4.99%	4.55%	5.10%
Weighted-average interest rate of loans with interest rate reductions – after TDR	2.89	3.34	2.91	3.40
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – before TDR	23	23	23	22
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – after TDR	37	39	37	39
Charge-offs recognized upon permanent modification	$—	$1	$—	$2
Principal deferred	5	3	23	12
Principal forgiven	—	1	1	4
Balance of loans that redefaulted within one year of permanent modification(a)	$52	$65	$97	$173
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
At September 30, 2021, the weighted-average estimated remaining lives of residential real estate loans permanently modified in TDRs were four years. The estimated remaining lives of these loans reflect estimated prepayments, both voluntary and involuntary (i.e., foreclosures and other forced liquidations).
Active and suspended foreclosure
At September 30, 2021 and December 31, 2020, the Firm had residential real estate loans, excluding those insured by U.S. government agencies, with a carrying value of $693 million and $846 million, respectively, that were not included in REO, but were in the process of active or suspended foreclosure.
In response to the COVID-19 pandemic, the Firm has temporarily suspended certain foreclosure activities. This could delay recognition of foreclosed properties until the foreclosure moratoriums are lifted.

Auto and other
The following tables provide information on delinquency, which is the primary credit quality indicator for retained auto and other consumer loans.

	September 30, 2021
(in millions, except ratios)	Term Loans by origination year								Revolving loans
	2021		2020		2019	2018	2017	Prior to 2017	Within the revolving period	Converted to term loans	Total
Loan delinquency(a)
Current	$35,379	(c)	$21,917	(c)	$8,641	$4,466	$2,343	$993	$2,246	$129	$76,114
30–119 days past due	110		193		77	49	30	25	12	8	504
120 or more days past due	—		4		—	1	—	1	5	8	19
Total retained loans	$35,489		$22,114		$8,718	$4,516	$2,373	$1,019	$2,263	$145	$76,637
% of 30+ days past due to total retained loans(b)	0.31%		0.32%		0.88%	1.11%	1.26%	2.55%	0.75%	11.03%	0.68%

	December 31, 2020
(in millions, except ratios)	Term Loans by origination year							Revolving loans
	2020		2019	2018	2017	2016	Prior to 2016	Within the revolving period	Converted to term loans	Total
Loan delinquency(a)
Current	$46,169	(d)	$12,829	$7,367	$4,521	$2,058	$742	$2,517	$158	$76,361
30–119 days past due	97		107	77	53	42	23	30	17	446
120 or more days past due	—		—	—	1	—	1	8	8	18
Total retained loans	$46,266		$12,936	$7,444	$4,575	$2,100	$766	$2,555	$183	$76,825
% of 30+ days past due to total retained loans	0.21%		0.83%	1.03%	1.18%	2.00%	3.13%	1.49%	13.66%	0.60%
(a)At September 30, 2021 and December 31, 2020, loans under payment deferral programs offered in response to the COVID-19 pandemic which are still within their deferral period and performing according to their modified terms are generally not considered delinquent.
(b)At September 30, 2021, auto and other loans excluded $126 million of PPP loans guaranteed by the SBA that are 30 or more days past due. These amounts have been excluded based upon the SBA guarantee. At December 31, 2020, all PPP loans guaranteed by the SBA were current.
(c)At September 30, 2021, included $9.1 billion of loans originated in 2021 and $2.0 billion of loans originated in 2020 in Business Banking under the PPP. PPP loans are guaranteed by the SBA. Other than in certain limited circumstances, the Firm typically does not recognize charge-offs, classify as nonaccrual nor record an allowance for loan losses on these loans.
(d)At December 31, 2020, included $19.2 billion of loans in Business Banking under the PPP.

Nonaccrual and other credit quality indicators
The following table provides information on nonaccrual and other credit quality indicators for retained auto and other consumer loans.

(in millions, except ratios)	Total Auto and other
	September 30, 2021	December 31, 2020
Nonaccrual loans(a)(b)(c)	117	151

Geographic region(d)
California	$12,137	$12,302
Texas	8,333	8,235
New York	7,511	8,824
Florida	5,125	4,668
Illinois	3,333	3,768
New Jersey	2,580	2,646
Arizona	2,103	2,465
Pennsylvania	2,076	1,924
Ohio	2,029	2,163
Louisiana	1,870	1,808
All other	29,540	28,022
Total retained loans	$76,637	$76,825
(a)There were no loans that were 90 or more days past due and still accruing interest at September 30, 2021 and December 31, 2020.
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
(c)Interest income on nonaccrual loans recognized on a cash basis was not material for the three and nine months ended months ended September 30, 2021 and 2020.
(d)The geographic regions presented in this table are ordered based on the magnitude of the corresponding loan balances at September 30, 2021.
Loan modifications
Certain auto and other loan modifications are considered to be TDRs as they provide various concessions to borrowers who are experiencing financial difficulty. Loans with short-term or other insignificant modifications that are not considered concessions are not TDRs.
The impact of these modifications, as well as new TDRs, were not material to the Firm for the three and nine months ended September 30, 2021 and 2020. Additional commitments to lend to borrowers whose loans have been modified in TDRs as of September 30, 2021 and December 31, 2020 were not material.

Credit card loan portfolio
The credit card portfolio segment includes credit card loans originated and purchased by the Firm. Delinquency rates are the primary credit quality indicator for credit card loans.
Refer to Note 12 of JPMorgan Chase's 2020 Form 10-K for further information on the credit card loan portfolio, including credit quality indicators.
The following tables provide information on delinquency, which is the primary credit quality indicator for retained credit card loans.

(in millions, except ratios)	September 30, 2021
	Within the revolving period	Converted to term loans(b)	Total
Loan delinquency(a)
Current and less than 30 days past due and still accruing	$140,730	$1,001	$141,731
30–89 days past due and still accruing	679	57	736
90 or more days past due and still accruing	674	25	699
Total retained loans	$142,083	$1,083	$143,166
Loan delinquency ratios
% of 30+ days past due to total retained loans	0.95%	7.57%	1.00%
% of 90+ days past due to total retained loans	0.47	2.31	0.49

(in millions, except ratios)	December 31, 2020
	Within the revolving period	Converted to term loans(b)	Total
Loan delinquency(a)
Current and less than 30 days past due and still accruing	$139,783	$1,239	$141,022
30–89 days past due and still accruing	997	94	1,091
90 or more days past due and still accruing	1,277	42	1,319
Total retained loans	$142,057	$1,375	$143,432
Loan delinquency ratios
% of 30+ days past due to total retained loans	1.60%	9.89%	1.68%
% of 90+ days past due to total retained loans	0.90	3.05	0.92
(a)At September 30, 2021 and December 31, 2020, loans under payment deferral programs offered in response to the COVID-19 pandemic which are still within their deferral period and performing according to their modified terms are generally not considered delinquent.
(b)Represents TDRs.
Other credit quality indicators
The following table provides information on other credit quality indicators for retained credit card loans.

(in millions, except ratios)	September 30, 2021	December 31, 2020
Geographic region(a)
California	$21,211	$20,921
Texas	14,752	14,544
New York	11,924	11,919
Florida	9,514	9,562
Illinois	8,004	8,006
New Jersey	5,967	5,927
Ohio	4,566	4,673
Pennsylvania	4,332	4,476
Colorado	4,322	4,092
Michigan	3,513	3,553
All other	55,061	55,759
Total retained loans	$143,166	$143,432
Percentage of portfolio based on carrying value with estimated refreshed FICO scores
Equal to or greater than 660	88.2%	85.9%
Less than 660	11.6	13.9
No FICO available	0.2	0.2
(a)The geographic regions presented in the table are ordered based on the magnitude of the corresponding loan balances at September 30, 2021.

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

(in millions, except weighted-average data)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Balance of new TDRs(a)	$82	$220	$315	$648
Weighted-average interest rate of loans – before TDR	17.75%	17.65%	17.79%	18.21%
Weighted-average interest rate of loans – after TDR	5.15	4.80	5.19	4.55
Balance of loans that redefaulted within one year of modification(b)	$13	$22	$45	$83
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
The following tables provide information on internal risk rating, which is the primary credit quality indicator for retained wholesale loans.

	Secured by real estate		Commercial and industrial		Other(a)		Total retained loans
(in millions, except ratios)	Sep 30, 2021	Dec 31, 2020	Sep 30, 2021	Dec 31, 2020	Sep 30, 2021	Dec 31, 2020	Sep 30, 2021	Dec 31, 2020
Loans by risk ratings
Investment-grade	$90,209	$90,147	$68,112	$71,917	$230,185	$217,209	$388,506	$379,273
Noninvestment-grade:
Noncriticized	23,661	26,129	56,658	57,870	49,097	33,053	129,416	117,052
Criticized performing	3,922	3,234	7,712	10,991	1,146	1,079	12,780	15,304
Criticized nonaccrual	375	483	994	1,931	715	904	2,084	3,318
Total noninvestment- grade	27,958	29,846	65,364	70,792	50,958	35,036	144,280	135,674
Total retained loans	$118,167	$119,993	$133,476	$142,709	$281,143	$252,245	$532,786	$514,947
% of investment-grade to total retained loans	76.34%	75.13%	51.03%	50.39%	81.87%	86.11%	72.92%	73.65%
% of total criticized to total retained loans	3.64	3.10	6.52	9.05	0.66	0.79	2.79	3.62
% of criticized nonaccrual to total retained loans	0.32	0.40	0.74	1.35	0.25	0.36	0.39	0.64
(a)Includes loans to financial institutions, states and political subdivisions, SPEs, nonprofits, personal investment companies and trusts, as well as loans to individuals and individual entities (predominantly Global Private Bank clients within AWM). Refer to Note 14 of JPMorgan Chase’s 2020 Form 10-K for more information on SPEs.

	Secured by real estate
(in millions)	September 30, 2021
	Term loans by origination year						Revolving loans
	2021	2020	2019	2018	2017	Prior to 2017	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$15,893	$16,153	$18,216	$9,486	$8,240	$21,072	$1,141	$8	$90,209
Noninvestment-grade	3,661	4,460	5,052	4,344	3,311	6,606	522	2	27,958
Total retained loans	$19,554	$20,613	$23,268	$13,830	$11,551	$27,678	$1,663	$10	$118,167

	Secured by real estate
(in millions)	December 31, 2020
	Term loans by origination year (a)						Revolving loans
	2020	2019	2018	2017	2016	Prior to 2016	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$17,004	$19,870	$12,448	$11,218	$13,611	$14,898	$1,098	$—	$90,147
Noninvestment-grade	4,998	6,027	5,886	4,184	3,738	4,523	489	1	29,846
Total retained loans	$22,002	$25,897	$18,334	$15,402	$17,349	$19,421	$1,587	$1	$119,993
(a)Prior-period amounts have been revised to conform with the current presentation.

	Commercial and industrial
(in millions)	September 30, 2021
	Term loans by origination year						Revolving loans
	2021	2020	2019	2018	2017	Prior to 2017	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$16,741	$7,060	$4,243	$1,496	$1,288	$1,104	$36,179	$1	$68,112	(a)
Noninvestment-grade	13,286	8,498	5,493	2,733	1,141	784	33,353	76	65,364
Total retained loans	$30,027	$15,558	$9,736	$4,229	$2,429	$1,888	$69,532	$77	$133,476

	Commercial and industrial
(in millions)	December 31, 2020
	Term loans by origination year (b)						Revolving loans
	2020	2019	2018	2017	2016	Prior to 2016	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$21,233	$7,341	$2,950	$1,756	$1,034	$1,178	$36,424	$1	$71,917	(c)
Noninvestment-grade	15,488	9,189	5,470	2,323	611	786	36,852	73	70,792
Total retained loans	$36,721	$16,530	$8,420	$4,079	$1,645	$1,964	$73,276	$74	$142,709
(a)At September 30, 2021, $2.0 billion of the $2.2 billion total PPP loans in the wholesale portfolio were commercial and industrial. Of the $2.0 billion, $1.3 billion were originated in 2021 and $639 million were originated in 2020. PPP loans are guaranteed by the SBA and considered investment-grade. Other than in certain limited circumstances, the Firm typically does not recognize charge-offs, classify as nonaccrual nor record an allowance for loan losses on these loans.
(b)Prior-period amounts have been revised to conform with the current presentation.
(c)At December 31, 2020, $7.4 billion of the $8.0 billion total PPP loans in the wholesale portfolio were commercial and industrial.

	Other(a)
(in millions)	September 30, 2021
	Term loans by origination year						Revolving loans
	2021	2020	2019	2018	2017	Prior to 2017	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$22,301	$20,154	$7,079	$3,229	$4,185	$8,930	$163,875	$432	$230,185
Noninvestment-grade	12,011	3,112	1,488	1,425	312	1,574	31,007	29	50,958
Total retained loans	$34,312	$23,266	$8,567	$4,654	$4,497	$10,504	$194,882	$461	$281,143

	Other(a)
(in millions)	December 31, 2020
	Term loans by origination year(b)						Revolving loans
	2020	2019	2018	2017	2016	Prior to 2016	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$33,190	$11,116	$7,455	$6,804	$4,089	$8,252	$145,524	$779	$217,209
Noninvestment-grade	5,048	2,231	1,660	553	175	535	24,710	124	35,036
Total retained loans	$38,238	$13,347	$9,115	$7,357	$4,264	$8,787	$170,234	$903	$252,245
(a)Includes loans to financial institutions, states and political subdivisions, SPEs, nonprofits, personal investment companies and trusts, as well as loans to individuals and individual entities (predominantly Global Private Bank clients within AWM). Refer to Note 14 of JPMorgan Chase’s 2020 Form 10-K for more information on SPEs.
(b)Prior-period amounts have been revised to conform with the current presentation.

The following table presents additional information on retained loans secured by real estate, which consists of loans secured wholly or substantially by a lien or liens on real property at origination.

(in millions, except ratios)	Multifamily		Other commercial		Total retained loans secured by real estate
	Sep 30, 2021	Dec 31, 2020	Sep 30, 2021	Dec 31, 2020	Sep 30, 2021	Dec 31, 2020
Retained loans secured by real estate	$72,903	$73,078	$45,264	$46,915	$118,167	$119,993
Criticized	1,710	1,144	2,587	2,573	4,297	3,717
% of total criticized to total retained loans secured by real estate	2.35%	1.57%	5.72%	5.48%	3.64%	3.10%
Criticized nonaccrual	$84	$56	$291	$427	$375	$483
% of criticized nonaccrual loans to total retained loans secured by real estate	0.12%	0.08%	0.64%	0.91%	0.32%	0.40%
Geographic distribution and delinquency
The following table provides information on the geographic distribution and delinquency for retained wholesale loans.

	Secured by real estate		Commercial and industrial		Other		Total retained loans
(in millions, except ratios)	Sep 30, 2021	Dec 31, 2020	Sep 30, 2021	Dec 31, 2020	Sep 30, 2021	Dec 31, 2020	Sep 30, 2021	Dec 31, 2020
Loans by geographic distribution(a)
Total U.S.	$115,155	$116,990	$95,657	$109,273	$203,631	$180,583	$414,443	$406,846
Total non-U.S.	3,012	3,003	37,819	33,436	77,512	71,662	118,343	108,101
Total retained loans	$118,167	$119,993	$133,476	$142,709	$281,143	$252,245	$532,786	$514,947
Loan delinquency(b)
Current and less than 30 days past due and still accruing	$117,563	$118,894	$131,863	$140,100	$278,607	$249,713	$528,033	$508,707
30–89 days past due and still accruing	150	601	546	658	1,789	1,606	2,485	2,865
90 or more days past due and still accruing(c)	79	15	73	20	32	22	184	57
Criticized nonaccrual	375	483	994	1,931	715	904	2,084	3,318
Total retained loans	$118,167	$119,993	$133,476	$142,709	$281,143	$252,245	$532,786	$514,947
(a)The U.S. and non-U.S. distribution is determined based predominantly on the domicile of the borrower.
(b)At September 30, 2021 and December 31, 2020, loans under payment deferral programs offered in response to the COVID-19 pandemic which are still within their deferral period and performing according to their modified terms are generally not considered delinquent. The credit quality of wholesale loans is assessed primarily through ongoing review and monitoring of an obligor’s ability to meet contractual obligations rather than relying on the past due status, which is generally a lagging indicator of credit quality.
(c)Represents loans that are considered well-collateralized and therefore still accruing interest.
The following tables provide information about net charge-offs on retained wholesale loans.

Wholesale net charge-offs/(recoveries)	Secured by real estate		Commercial and industrial		Other		Total retained loans
Three months ended September 30, (in millions)	2021	2020	2021	2020	2021	2020	2021	2020
Net charge-offs/(recoveries)	$9	$(3)	$23	$95	$5	$—	$37	$92

	Secured by real estate		Commercial and industrial		Other		Total retained loans
Nine months ended September 30, (in millions)	2021	2020	2021	2020	2021	2020	2021	2020
Net charge-offs/(recoveries)	$10	$9	$75	$531	$15	$13	$100	$553
Nonaccrual loans
The following table provides information on retained wholesale nonaccrual loans.

(in millions)	Secured by real estate		Commercial and industrial		Other		Total retained loans
	Sep 30, 2021	Dec 31, 2020	Sep 30, 2021	Dec 31, 2020	Sep 30, 2021	Dec 31, 2020	Sep 30, 2021	Dec 31, 2020
Nonaccrual loans(a)
With an allowance	$309	$351	$722	$1,667	$520	$800	$1,551	$2,818
Without an allowance(b)	66	132	272	264	195	104	533	500
Total nonaccrual loans(c)	$375	$483	$994	$1,931	$715	$904	$2,084	$3,318
(a)Loans that were modified in response to the COVID-19 pandemic continue to be risk-rated in accordance with the Firm’s overall credit risk management framework. As of September 30, 2021, substantially all of these loans were considered performing.
(b)When the discounted cash flows or collateral value equals or exceeds the amortized cost of the loan, the loan does not require an allowance. This typically occurs when the loans have been partially charged off and/or there have been interest payments received and applied to the loan balance.
(c)Interest income on nonaccrual loans recognized on a cash basis was not material for the three and nine months ended September 30, 2021 and 2020.

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

The carrying value of TDRs was $928 million and $954 million as of September 30, 2021, and December 31, 2020, respectively. The carrying value of new TDRs was $180 million and $188 million for the three months ended September 30, 2021 and 2020, respectively, and $832 million and $352 million for the nine months ended September 30, 2021 and 2020, respectively. New TDRs for the three and nine months ended September 30, 2021 reflected deferral of principal and interest payments, extending maturity dates and the receipt of assets in partial satisfaction of the loan predominantly in Other and Commercial and Industrial loan classes. The impact of these modifications resulting in new TDRs was not material to the Firm for the three and nine months ended September 30, 2021 and 2020.

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

	2021				2020
Nine months ended September 30, (in millions)	Consumer, excluding credit card	Credit card	Wholesale	Total	Consumer, excluding credit card	Credit card	Wholesale		Total
Allowance for loan losses
Beginning balance at January 1,	$3,636	$17,800	$6,892	$28,328	$2,538	$5,683	$4,902		$13,123
Cumulative effect of a change in accounting principle	NA	NA	NA	NA	297	5,517	(1,642)		4,172
Gross charge-offs	452	2,957	187	3,596	620	4,104	641		5,365
Gross recoveries collected	(470)	(724)	(87)	(1,281)	(483)	(585)	(88)		(1,156)
Net charge-offs/(recoveries)	(18)	2,233	100	2,315	137	3,519	553		4,209
Provision for loan losses	(1,778)	(3,917)	(2,162)	(7,857)	1,803	10,119	5,802		17,724
Other	(2)	—	(4)	(6)	1	—	3		4
Ending balance at September 30,	$1,874	$11,650	$4,626	$18,150	$4,502	$17,800	$8,512		$30,814

Allowance for lending-related commitments
Beginning balance at January 1,	$187	$—	$2,222	$2,409	$12	$—	$1,179		$1,191
Cumulative effect of a change in accounting principle	NA	NA	NA	NA	133	—	(35)		98
Provision for lending-related commitments	(45)	—	(61)	(106)	71	—	1,464		1,535
Other	—	—	2	2	—	—	(1)		(1)
Ending balance at September 30,	$142	$—	$2,163	$2,305	$216	$—	$2,607		$2,823

Total allowance for credit losses(a)	$2,016	$11,650	$6,789	$20,455	$4,718	$17,800	$11,119		$33,637

Allowance for loan losses by impairment methodology
Asset-specific(b)	$(571)	$383	$357	$169	$228	$652	$792		$1,672
Portfolio-based	2,445	11,267	4,269	17,981	4,274	17,148	7,720		29,142
Total allowance for loan losses	$1,874	$11,650	$4,626	$18,150	$4,502	$17,800	$8,512		$30,814

Loans by impairment methodology
Asset-specific(b)	$14,464	$1,083	$2,330	$17,877	$16,888	$1,432	$3,856		$22,176
Portfolio-based	283,844	142,083	530,456	956,383	288,218	138,158	496,985		923,361
Total retained loans	$298,308	$143,166	$532,786	$974,260	$305,106	$139,590	$500,841		$945,537

Collateral-dependent loans
Net charge-offs	$26	$—	$9	$35	$109	$—	$22		$131
Loans measured at fair value of collateral less cost to sell	4,460	—	364	4,824	4,517	—	130		4,647

Allowance for lending-related commitments by impairment methodology
Asset-specific	$—	$—	$129	$129	$—	$—	$109		$109
Portfolio-based	142	—	2,034	2,176	216	—	2,498		2,714
Total allowance for lending-related commitments(c)	$142	$—	$2,163	$2,305	$216	$—	$2,607		$2,823

Lending-related commitments by impairment methodology
Asset-specific	$—	$—	$641	$641	$—	$—	$607		$607
Portfolio-based(d)	36,819	—	457,548	494,367	35,587	—	416,267	(d)	451,854
Total lending-related commitments	$36,819	$—	$458,189	$495,008	$35,587	$—	$416,874		$452,461
(a)Excludes the allowance for credit losses on investment securities of $73 million and $120 million as of September 30, 2021 and 2020, respectively.
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
(d)At September 30, 2021 and 2020, lending-related commitments excluded $19.9 billion and $10.8 billion, respectively, for the consumer, excluding credit card portfolio segment; $710.6 billion and $662.9 billion, respectively, for the credit card portfolio segment; and $41.0 billion and $24.4 billion, respectively, for the wholesale portfolio segment, which were not subject to the allowance for lending-related commitments. Prior-period amount for wholesale lending-related commitments, including the amount not subject to allowance, has been revised to conform with the current presentation.

Discussion of changes in the allowance
The allowance for credit losses as of September 30, 2021 was $20.5 billion, a decrease from $30.8 billion at December 31, 2020. The decrease in the allowance for credit losses reflected:
•an $8.0 billion reduction in consumer, predominantly in the credit card portfolio, reflecting improvements in the Firm's macroeconomic outlook; and
•a $2.3 billion net reduction in wholesale, across the LOBs, reflecting improvements in the Firm's macroeconomic outlook.
The COVID-19 pandemic has stressed many MEVs used in the Firm's allowance estimate which has created challenges in the use of modeled credit loss estimates, increased the reliance on management judgment, and resulted in adjustments to appropriately address the economic circumstances. These adjustments continued through the third quarter of 2021, although to a lesser extent than experienced during 2020.
The U.S. economy has continued to improve despite the ongoing impact of the COVID-19 pandemic, with the benefits of vaccination resulting in improvements in the Firm's macroeconomic outlook, particularly in the adverse scenarios. However, uncertainties remain, including the impact that additional waves and variants of COVID-19 may have on the pace of economic growth, the strength of underlying labor markets with the expiration of government assistance programs, and the potential for changes in consumer behavior that could have longer term impacts on certain sectors. As a result of these uncertainties, the Firm retained meaningful weighting on its adverse scenarios in the third quarter of 2021, in line with the second quarter of 2021, but to a lesser extent than the fourth quarter of 2020. These adverse scenarios incorporate more punitive macroeconomic factors than the central case assumptions outlined below, resulting in a weighted average U.S. unemployment rate near 7% into the first quarter of 2022 and falling below 6% in the third quarter of 2022, and a weighted average cumulative change in U.S. GDP of 3.8% in the fourth quarter of 2022.
The Firm’s central case assumptions reflected U.S. unemployment rates and U.S. real GDP as follows:

	Assumptions at September 30, 2021
	4Q21	2Q22	4Q22
U.S. unemployment rate(a)	5.1%	4.4%	4.1%
Cumulative change in U.S. real GDP from 12/31/2019	3.3%	5.0%	6.2%

	Assumptions at December 31, 2020
	2Q21	4Q21	2Q22
U.S. unemployment rate(a)	6.8%	5.7%	5.1%
Cumulative change in U.S. real GDP from 12/31/2019	(1.9)%	0.6%	2.0%
(a)Reflects quarterly average of forecasted U.S. unemployment rate.
Subsequent changes to this forecast and related estimates will be reflected in the provision for credit losses in future periods.

Note 13 – Variable interest entities
Refer to Note 1 of JPMorgan Chase’s 2020 Form 10-K for a further description of JPMorgan Chase’s accounting policies regarding consolidation of VIEs. Refer to Note 14 of JPMorgan Chase's 2020 Form 10-K for a detailed discussion of VIEs, including the Firm’s accounting policies regarding securitizations.
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

Line of Business	Transaction Type	Activity	Form 10-Q page references
CCB	Credit card securitization trusts	Securitization of originated credit card receivables	155
	Mortgage securitization trusts	Servicing and securitization of both originated and purchased residential mortgages	155-157
CIB	Mortgage and other securitization trusts	Securitization of both originated and purchased residential and commercial mortgages, and other consumer loans	155-157
	Multi-seller conduits	Assist clients in accessing the financial markets in a cost-efficient manner and structures transactions to meet investor needs	157
	Municipal bond vehicles	Financing of municipal bond investments	157
The Firm also invests in and provides financing and other services to VIEs sponsored by third parties. Refer to pages 158–159 of this Note for more information on consolidated VIE assets and liabilities as well as the VIEs sponsored by third parties.
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

	Principal amount outstanding			JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
September 30, 2021 (in millions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	Investment securities	Other financial assets	Total interests held by JPMorgan Chase
Securitization-related(a)
Residential mortgage:
Prime/Alt-A and option ARMs	$52,280	$1,057	$43,700	$561	$572	$100	$1,233
Subprime	11,430	29	10,537	3	—	—	3
Commercial and other(b)	135,904	—	110,012	861	2,443	324	3,628
Total	$199,614	$1,086	$164,249	$1,425	$3,015	$424	$4,864

	Principal amount outstanding			JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
December 31, 2020 (in millions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	Investment securities	Other financial assets	Total interests held by JPMorgan Chase
Securitization-related(a)
Residential mortgage:
Prime/Alt-A and option ARMs	$49,644	$1,693	$41,265	$574	$724	$—	$1,298
Subprime	12,896	46	12,154	9	—	—	9
Commercial and other(b)	119,732	—	92,351	955	1,549	262	2,766
Total	$182,272	$1,739	$145,770	$1,538	$2,273	$262	$4,073
(a)Excludes U.S. GSEs and government agency securitizations and re-securitizations, which are not Firm-sponsored.
(b)Consists of securities backed by commercial real estate loans and non-mortgage-related consumer receivables purchased from third parties.
(c)Excludes the following: retained servicing; securities retained from loan sales and securitization activity related to U.S. GSEs and government agencies; interest rate and foreign exchange derivatives primarily used to manage interest rate and foreign exchange risks of securitization entities; senior and subordinated securities of $167 million and $72 million, respectively, at September 30, 2021, and $105 million and $40 million, respectively, at December 31, 2020, which the Firm purchased in connection with CIB’s secondary market-making activities.
(d)Includes interests held in re-securitization transactions.
(e)As of both September 30, 2021 and December 31, 2020, 73% of the Firm’s retained securitization interests, which are predominantly carried at fair value and include amounts required to be held pursuant to credit risk retention rules, were risk-rated “A” or better, on an S&P-equivalent basis. The retained interests in prime residential mortgages consisted of $1.1 billion and $1.3 billion of investment-grade retained interests, and $131 million and $41 million of noninvestment-grade retained interests at September 30, 2021, and December 31, 2020, respectively. The retained interests in commercial and other securitization trusts consisted of $2.8 billion and $2.0 billion of investment-grade retained interests, and $854 million and $753 million of noninvestment-grade retained interests at September 30, 2021 and December 31, 2020, respectively.

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
Re-securitizations
The following table presents the principal amount of securities transferred to re-securitization VIEs.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Transfers of securities to VIEs
U.S. GSEs and government agencies	$11,258	$12,488	$43,157	$27,710
The Firm did not transfer any private label securities to re-securitization VIEs during the three and nine months ended September 30, 2021 and 2020, and retained interests in any such Firm-sponsored VIEs as of September 30, 2021 and December 31, 2020 were immaterial.
The following table presents information on the Firm's interests in nonconsolidated re-securitization VIEs.

	Nonconsolidated re-securitization VIEs
(in millions)	September 30, 2021	December 31, 2020
U.S. GSEs and government agencies
Interest in VIEs	$2,074	$2,631
As of September 30, 2021, and December 31, 2020, the Firm did not consolidate any U.S. GSE and government agency re-securitization VIEs or any Firm-sponsored private-label re-securitization VIEs.
Multi-seller conduits
In the normal course of business, JPMorgan Chase makes markets in and invests in commercial paper issued by the Firm-administered multi-seller conduits. The Firm held $12.5 billion and $13.5 billion of the commercial paper issued by the Firm-administered multi-seller conduits at September 30, 2021, and December 31, 2020, respectively, which have been eliminated in consolidation. The Firm’s investments reflect the Firm’s funding needs and capacity and were not driven by market illiquidity. Other than the amounts required to be held pursuant to credit risk retention rules, the Firm is not obligated under any agreement to purchase the commercial paper issued by the Firm-administered multi-seller conduits.
Deal-specific liquidity facilities, program-wide liquidity and credit enhancement provided by the Firm have been eliminated in consolidation. The Firm or the Firm-administered multi-seller conduits provide lending-related commitments to certain clients of the Firm-administered multi-seller conduits. The unfunded commitments were $12.5 billion and $12.2 billion at September 30, 2021, and December 31, 2020, respectively, and are reported as off-balance sheet lending-related commitments in other unfunded commitments to extend credit. Refer to Note 22 for more information on off-balance sheet lending-related commitments.
Municipal bond vehicles
Municipal bond vehicles or tender option bond (“TOB”) trusts allow institutions to finance their municipal bond investments at short-term rates. TOB transactions are known as customer TOB trusts and non-customer TOB trusts. Customer TOB trusts are sponsored by a third party.
The Firm serves as sponsor for all non-customer TOB transactions.

Consolidated VIE assets and liabilities
The following table presents information on assets and liabilities related to VIEs consolidated by the Firm as of September 30, 2021, and December 31, 2020.

	Assets					Liabilities
September 30, 2021 (in millions)	Trading assets	Loans		Other(c)	Total assets(d)	Beneficial interests in VIE assets(e)	Other(f)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$10,606		$97	$10,703	$2,396	$1	$2,397
Firm-administered multi-seller conduits	2	21,077		76	21,155	8,612	37	8,649
Municipal bond vehicles	2,009	—		4	2,013	1,976	—	1,976
Mortgage securitization entities(a)	—	1,091		47	1,138	216	90	306
Other	—	2,578	(b)	292	2,870	57	106	163
Total	$2,011	$35,352		$516	$37,879	$13,257	$234	$13,491

	Assets					Liabilities
December 31, 2020 (in millions)	Trading assets	Loans		Other(c)	Total assets(d)	Beneficial interests in VIE assets(e)	Other(f)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$11,962		$148	$12,110	$4,943	$3	$4,946
Firm-administered multi-seller conduits	2	23,787		188	23,977	10,523	33	10,556
Municipal bond vehicles	1,930	—		2	1,932	1,902	—	1,902
Mortgage securitization entities(a)	—	1,694		94	1,788	210	108	318
Other	2	176		249	427	—	89	89
Total	$1,934	$37,619		$681	$40,234	$17,578	$233	$17,811
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
(e)The interest-bearing beneficial interest liabilities issued by consolidated VIEs are classified in the line item on the Consolidated balance sheets titled, “Beneficial interests issued by consolidated VIEs”. The holders of these beneficial interests generally do not have recourse to the general credit of JPMorgan Chase. Included in beneficial interests in VIE assets are long-term beneficial interests of $2.7 billion and $5.2 billion at September 30, 2021, and December 31, 2020, respectively.
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
Tax credit vehicles
The Firm holds investments in unconsolidated tax credit vehicles, which are limited partnerships and similar entities that own and operate affordable housing, energy, and other projects. These entities are primarily considered VIEs. A third party is typically the general partner or managing member and has control over the significant activities of the tax credit vehicles, and accordingly the Firm does not consolidate tax credit vehicles. The Firm generally invests in these partnerships as a limited partner and earns a return primarily through the receipt of tax credits allocated to the projects. The maximum loss exposure, represented by equity investments and funding commitments, was $24.7 billion and $23.6 billion, of which $8.6 billion and $8.7 billion was unfunded at September 30, 2021 and December 31, 2020, respectively. The prior-period maximum loss exposure amount has been revised to conform with the current presentation. The Firm assesses each project and to reduce the risk of loss, may withhold varying amounts of its capital investment until the project qualifies for tax credits. Refer to Note 25 of JPMorgan Chase’s 2020 Form 10-K for further information on affordable housing tax credits and Note 22 of this Form 10-Q for more information on off-balance sheet lending-related commitments.

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
The Firm’s maximum exposure as a liquidity provider to customer TOB trusts at September 30, 2021 and December 31, 2020 was $6.9 billion and $6.7 billion, respectively. The fair value of assets held by such VIEs at September 30, 2021 and December 31, 2020 was $10.6 billion and $10.5 billion, respectively.
Loan securitizations
The Firm has securitized and sold a variety of loans, including residential mortgages, credit card receivables, and commercial mortgages.
Securitization activity
The following table provides information related to the Firm’s securitization activities for the three and nine months ended September 30, 2021 and 2020, related to assets held in Firm-sponsored securitization entities that were not consolidated by the Firm, and where sale accounting was achieved at the time of the securitization.

	Three months ended September 30,				Nine months ended September 30,
	2021		2020		2021		2020
(in millions)	Residential mortgage(d)	Commercial and other(e)	Residential mortgage(d)	Commercial and other(e)	Residential mortgage(d)	Commercial and other(e)	Residential mortgage(d)	Commercial and other(e)
Principal securitized	$8,245	$4,426	$2,852	$1,330	$16,437	$9,214	$6,450	$5,379
All cash flows during the period:(a)
Proceeds received from loan sales as financial instruments(b)(c)	$8,424	$4,456	$2,955	$1,392	$16,876	$9,335	$6,645	$5,577
Servicing fees collected	39	—	54	1	121	—	165	1
Cash flows received on interests	121	92	207	78	477	215	538	138
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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Carrying value of loans sold	$29,033	$18,065	$76,639	$60,447
Proceeds received from loan sales as cash	70	5	110	27
Proceeds from loan sales as securities(a)(b)	28,549	17,858	75,331	59,795
Total proceeds received from loan sales(c)	$28,619	$17,863	$75,441	$59,822
Gains/(losses) on loan sales(d)(e)	$—	$—	$4	$6
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
The following table presents loans the Firm repurchased or had an option to repurchase, real estate owned, and foreclosed government-guaranteed residential mortgage loans recognized on the Firm’s Consolidated balance sheets as of September 30, 2021 and December 31, 2020. Substantially all of these loans and real estate are insured or guaranteed by U.S. government agencies.

(in millions)	Sep 30, 2021	Dec 31, 2020
Loans repurchased or option to repurchase(a)	$1,103	$1,413
Real estate owned	5	9
Foreclosed government-guaranteed residential mortgage loans(b)	44	64
(a)Predominantly all of these amounts relate to loans that have been repurchased from Ginnie Mae loan pools.
(b)Relates to voluntary repurchases of loans, which are included in accrued interest and accounts receivable.

Loan delinquencies and liquidation losses
The table below includes information about components of and delinquencies related to nonconsolidated securitized financial assets held in Firm-sponsored private-label securitization entities, in which the Firm has continuing involvement as of September 30, 2021, and December 31, 2020.

					Net liquidation losses
	Securitized assets		90 days past due		Three months ended September 30,		Nine months ended September 30,
(in millions)	Sep 30, 2021	Dec 31, 2020	Sep 30, 2021	Dec 31, 2020	2021	2020	2021	2020
Securitized loans
Residential mortgage:
Prime / Alt-A & option ARMs	$43,700	$41,265	$3,160	$4,988	$—	$9	$14	$184
Subprime	10,537	12,154	1,808	2,406	—	24	18	159
Commercial and other	110,012	92,351	3,254	5,958	244	—	265	11
Total loans securitized	$164,249	$145,770	$8,222	$13,352	$244	$33	$297	$354

Note 14 – Goodwill and Mortgage servicing rights
Refer to Note 15 of JPMorgan Chase’s 2020 Form 10-K for a discussion of the accounting policies related to goodwill and mortgage servicing rights.
Goodwill
The following table presents goodwill attributed to the reportable business segments and Corporate.

(in millions)	September 30, 2021	December 31, 2020
Consumer & Community Banking	$31,472	$31,311
Corporate & Investment Bank	7,906	7,913
Commercial Banking	2,986	2,985
Asset & Wealth Management	7,222	7,039
Corporate	727	—
Total goodwill	$50,313	$49,248
The following table presents changes in the carrying amount of goodwill.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Balance at beginning of period	$49,256	$47,811	$49,248	$47,823
Changes during the period from:
Business combinations(a)	1,065	—	1,065	—
Other(b)	(8)	8	—	(4)
Balance at September 30,	$50,313	$47,819	$50,313	$47,819
(a)For the three and nine months ended September 30, 2021, represents estimated goodwill associated with the acquisitions of Nutmeg in Corporate, OpenInvest and Campbell Global in AWM and Frank in CCB.
(b)Primarily foreign currency adjustments and adjustments to goodwill related to prior period acquisitions.

Goodwill impairment testing
Goodwill is tested for impairment during the fourth quarter of each fiscal year, or more often if events or circumstances, such as adverse changes in the business climate, indicate that there may be an impairment. Refer to Note 15 of JPMorgan Chase’s 2020 Form 10-K for a further discussion of the Firm’s goodwill impairment testing.
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
As of September 30, 2021, the Firm reviewed current economic conditions, including the potential impacts of the COVID-19 pandemic on business performance, estimated market cost of equity, as well as actual business results and projections of business performance. The Firm has concluded that goodwill was not impaired as of September 30, 2021, or December 31, 2020, nor was goodwill written off due to impairment during the nine months ended September 30, 2021 or 2020.

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
The following table summarizes MSR activity for the three and nine months ended September 30, 2021 and 2020.

	As of or for the three months ended September 30,		As of or for the nine months ended September 30,
(in millions, except where otherwise noted)	2021	2020	2021	2020
Fair value at beginning of period	$4,549	$3,080	$3,276	$4,699
MSR activity:
Originations of MSRs	429	204	1,252	639
Purchase of MSRs	584	17	1,158	24
Disposition of MSRs(a)	1	(104)	(23)	(177)
Net additions/(dispositions)	1,014	117	2,387	486

Changes due to collection/realization of expected cash flows	(201)	(215)	(570)	(710)

Changes in valuation due to inputs and assumptions:
Changes due to market interest rates and other(b)	133	(59)	469	(1,573)
Changes in valuation due to other inputs and assumptions:
Projected cash flows (e.g., cost to service)	119	(82)	96	(80)
Discount rates	—	199	—	199
Prepayment model changes and other(c)	(263)	(24)	(307)	(5)
Total changes in valuation due to other inputs and assumptions	(144)	93	(211)	114
Total changes in valuation due to inputs and assumptions	(11)	34	258	(1,459)
Fair value at September 30,	$5,351	$3,016	$5,351	$3,016
Changes in unrealized gains/(losses) included in income related to MSRs held at September 30,	$(11)	$34	$258	$(1,459)
Contractual service fees, late fees and other ancillary fees included in income	334	333	932	1,026
Third-party mortgage loans serviced at September 30, (in billions)	510	456	510	456
Servicer advances, net of an allowance for uncollectible amounts, at September 30, (in billions)(d)	1.7	1.7	1.7	1.7
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

The following table presents the components of mortgage fees and related income (including the impact of MSR risk management activities) for the three and nine months ended September 30, 2021 and 2020.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
CCB mortgage fees and related income
Production revenue	$614	$765	$1,888	$1,826

Net mortgage servicing revenue:
Operating revenue:
Loan servicing revenue	328	381	892	1,063
Changes in MSR asset fair value due to collection/realization of expected cash flows	(201)	(215)	(570)	(710)
Total operating revenue	127	166	322	353
Risk management:
Changes in MSR asset fair value due to market interest rates and other(a)	133	(59)	469	(1,573)
Other changes in MSR asset fair value due to other inputs and assumptions in model(b)	(144)	93	(211)	114
Changes in derivative fair value and other	(134)	111	(621)	1,593
Total risk management	(145)	145	(363)	134
Total net mortgage servicing revenue	(18)	311	(41)	487

Total CCB mortgage fees and related income	596	1,076	1,847	2,313

All other	4	11	8	11
Mortgage fees and related income	$600	$1,087	$1,855	$2,324
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
The table below outlines the key economic assumptions used to determine the fair value of the Firm’s MSRs at September 30, 2021, and December 31, 2020, and outlines hypothetical sensitivities of those fair values to immediate adverse changes in those assumptions, as defined below.

(in millions, except rates)	Sep 30, 2021	Dec 31, 2020
Weighted-average prepayment speed assumption (constant prepayment rate)	10.12%	14.90%
Impact on fair value of 10% adverse change	$(220)	$(206)
Impact on fair value of 20% adverse change	(423)	(392)
Weighted-average option adjusted spread(a)	6.56%	7.19%
Impact on fair value of a 100 basis point adverse change	$(226)	$(134)
Impact on fair value of a 200 basis point adverse change	(433)	(258)
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

Note 15 – Deposits
Refer to Note 17 of JPMorgan Chase’s 2020 Form 10-K for further information on deposits.
At September 30, 2021 and December 31, 2020, noninterest-bearing and interest-bearing deposits were as follows.

(in millions)	September 30, 2021	December 31, 2020
U.S. offices
Noninterest-bearing (included $9,186 and $9,873 at fair value)(a)	$656,438	$572,711
Interest-bearing (included $630 and $2,567 at fair value)(a)	1,344,092	1,197,032
Total deposits in U.S. offices	2,000,530	1,769,743
Non-U.S. offices
Noninterest-bearing (included $1,788 and $1,486 at fair value)(a)	28,589	23,435
Interest-bearing (included $204 and $558 at fair value)(a)	373,234	351,079
Total deposits in non-U.S. offices	401,823	374,514
Total deposits	$2,402,353	$2,144,257
(a)Includes structured notes classified as deposits for which the fair value option has been elected. Refer to Note 3 for further information.

Note 16 – Leases
Refer to Note 18 of JPMorgan Chase’s 2020 Form 10-K for a further discussion on leases.
Firm as lessee
At September 30, 2021, JPMorgan Chase and its subsidiaries were obligated under a number of noncancellable leases, predominantly operating leases for premises and equipment used primarily for business purposes.
Operating lease liabilities and right-of-use ("ROU") assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term.
The following table provides information related to the Firm’s operating leases:

(in millions)	September 30, 2021	December 31, 2020
Right-of-use assets	$7,837	$8,006
Lease liabilities	8,262	8,508
The Firm’s net rental expense was $490 million and $474 million for the three months ended September 30, 2021 and 2020, respectively, and $1.5 billion and $1.4 billion for the nine months ended September 30, 2021 and 2020, respectively.
Firm as lessor
The Firm’s lease financings are predominantly auto operating leases, and are included in other assets on the Firm’s Consolidated balance sheets.
The following table presents the Firm’s operating lease income, included within other income, and the related depreciation expense, included within technology, communications and equipment expense, on the Consolidated statements of income:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Operating lease income	$1,190	$1,425	$3,792	$4,236
Depreciation expense	785	1,035	2,595	3,261

Note 17 - Preferred stock
Refer to Note 21 of JPMorgan Chase’s 2020 Form 10-K for a further discussion on preferred stock.
The following is a summary of JPMorgan Chase’s non-cumulative preferred stock outstanding as of September 30, 2021 and December 31, 2020, and the quarterly dividend declarations for the three and nine months ended September 30, 2021 and 2020.

	Shares		Carrying value (in millions)			Contractual rate in effect at September 30, 2021	Earliest redemption date	Floating annualized rate(a)	Dividend declared per share
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020	Issue date				Three months ended September 30,		Nine months ended September 30,
									2021	2020	2021	2020
Fixed-rate:
Series Y	—	—	$—	$—	2/12/2015	—%	3/1/2020	NA	$—	$—	$—	$153.13
Series AA	—	142,500	—	1,425	6/4/2015	—	9/1/2020	NA	—	152.50	305.00	457.50
Series BB	—	115,000	—	1,150	7/29/2015	—	9/1/2020	NA	—	153.75	307.50	461.25
Series DD	169,625	169,625	1,696	1,696	9/21/2018	5.750	12/1/2023	NA	143.75	143.75	431.25	431.25
Series EE	185,000	185,000	1,850	1,850	1/24/2019	6.000	3/1/2024	NA	150.00	150.00	450.00	450.00
Series GG	90,000	90,000	900	900	11/7/2019	4.750	12/1/2024	NA	118.75	118.75	356.25	387.92	(b)
Series JJ	150,000	—	1,500	—	3/17/2021	4.550	6/1/2026	NA	113.75	NA	207.28	NA	(c)
Series LL	185,000	—	1,850	—	5/20/2021	4.625	6/1/2026	NA	129.76	NA	129.76	NA	(d)
Series MM	200,000	—	2,000	—	7/29/2021	4.200	9/1/2026	NA	—	NA	—	NA	(e)
Fixed-to-floating-rate:
Series I	293,375	293,375	$2,934	$2,934	4/23/2008	LIBOR + 3.47%	4/30/2018	LIBOR + 3.47%	$90.96	$95.53	$276.42	$334.90
Series Q	150,000	150,000	1,500	1,500	4/23/2013	5.150	5/1/2023	LIBOR + 3.25	128.75	128.75	386.25	386.25
Series R	150,000	150,000	1,500	1,500	7/29/2013	6.000	8/1/2023	LIBOR + 3.30	150.00	150.00	450.00	450.00
Series S	200,000	200,000	2,000	2,000	1/22/2014	6.750	2/1/2024	LIBOR + 3.78	168.75	168.75	506.25	506.25
Series U	100,000	100,000	1,000	1,000	3/10/2014	6.125	4/30/2024	LIBOR + 3.33	153.13	153.13	459.38	459.38
Series V	250,000	250,000	2,500	2,500	6/9/2014	LIBOR + 3.32%	7/1/2019	LIBOR + 3.32	88.55	92.41	263.54	343.30
Series X	160,000	160,000	1,600	1,600	9/23/2014	6.100	10/1/2024	LIBOR + 3.33	152.50	152.50	457.50	457.50
Series Z	200,000	200,000	2,000	2,000	4/21/2015	LIBOR + 3.80%	5/1/2020	LIBOR + 3.80	99.23	102.40	300.97	352.05	(f)
Series CC	125,750	125,750	1,258	1,258	10/20/2017	4.625	11/1/2022	LIBOR + 2.58	115.63	115.63	346.88	346.88
Series FF	225,000	225,000	2,250	2,250	7/31/2019	5.000	8/1/2024	SOFR + 3.38	125.00	125.00	375.00	375.00
Series HH	300,000	300,000	3,000	3,000	1/23/2020	4.600	2/1/2025	SOFR + 3.125	115.00	115.00	345.00	355.22	(g)
Series II	150,000	150,000	1,500	1,500	2/24/2020	4.000	4/1/2025	SOFR + 2.745	100.00	100.00	300.00	241.11	(h)
Series KK	200,000	—	2,000	—	5/12/2021	3.650	6/1/2026	CMT + 2.85	110.51	NA	110.51	NA	(i)
Total preferred stock	3,483,750	3,006,250	$34,838	$30,063
(a)Floating annualized rate includes three-month LIBOR, three-month term SOFR or five-year Constant Maturity Treasury ("CMT") rate, as applicable, plus the spreads noted above.
(b)Dividends in the amount of $150.42 per share were declared on January 8, 2020 and include dividends from the original issue date of November 7, 2019 through February 29, 2020. Dividends were declared quarterly thereafter at the contractual rate.
(c)Dividends in the amount of $93.53 per share were declared on April 9, 2021 and include dividends from the original issue date of March 17, 2021 though May 31, 2021. Dividends were declared quarterly thereafter at the contractual rate.
(d)Dividends in the amount of $129.76 per share were declared on July 8, 2021 from the original issue date of May 20, 2021 though August 31, 2021.
(e)No dividends were declared for Series MM from the original issue date of July 29,2021 through September 30, 2021.
(f)The dividend rate for Series Z preferred stock became floating and payable quarterly starting on May 1, 2020; prior to which the dividend rate was fixed at 5.3% or $265.00 per share payable semi annually.
(g)Dividends in the amount of $125.22 per share were declared on March 13, 2020 and include dividends from the original issue date of January 23, 2020 through April 30, 2020. Dividends were declared quarterly thereafter at the contractual rate.
(h)Dividends in the amount of $141.11 per share were declared on May 15, 2020 and include dividends from the original issue date of February 24, 2020 through June 30, 2020. Dividends were declared quarterly thereafter at the contractual rate.
(i)Dividends in the amount of $110.51 per share were declared on July 8, 2021 from the original issue date of May 12, 2021 through August 31, 2021.
Each series of preferred stock has a liquidation value and redemption price per share of $10,000, plus accrued but unpaid dividends. The aggregate liquidation value was $35.2 billion at September 30, 2021.
Redemptions
On June 1, 2021, the Firm redeemed all $1.43 billion of its 6.10% non-cumulative preferred stock, Series AA and all $1.15 billion of its 6.15% non-cumulative preferred stock, Series BB.
On March 1, 2020, the Firm redeemed all $1.43 billion of its 6.125% non-cumulative preferred stock, Series Y.

Note 18 – Earnings per share
Refer to Note 23 of JPMorgan Chase’s 2020 Form 10-K for a discussion of the computation of basic and diluted earnings per share (“EPS”). The following table presents the calculation of basic and diluted EPS for the three and nine months ended September 30, 2021 and 2020.

(in millions, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Basic earnings per share
Net income	$11,687	$9,443	$37,935	$16,995
Less: Preferred stock dividends	402	381	1,174	1,203
Net income applicable to common equity	11,285	9,062	36,761	15,792
Less: Dividends and undistributed earnings allocated to participating securities	56	47	185	80
Net income applicable to common stockholders	$11,229	$9,015	$36,576	$15,712

Total weighted-average basic shares outstanding	2,999.9	3,077.8	3,036.4	3,083.3
Net income per share	$3.74	$2.93	$12.05	$5.10

Diluted earnings per share
Net income applicable to common stockholders	$11,229	$9,015	$36,576	$15,712
Total weighted-average basic shares outstanding	2,999.9	3,077.8	3,036.4	3,083.3
Add: Dilutive impact of SARs and employee stock options, unvested PSUs and nondividend-earning RSUs	5.2	5.0	5.3	4.8
Total weighted-average diluted shares outstanding	3,005.1	3,082.8	3,041.7	3,088.1
Net income per share	$3.74	$2.92	$12.02	$5.09

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

As of or for the three months ended September 30, 2021 (in millions)	Unrealized gains/(losses) on investment securities		Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)
Balance at July 1, 2021	$4,515		$(659)	$(163)	$725	$(1,055)	$(793)	$2,570
Net change	(434)		(187)	9	(450)	6	(551)	(1,607)
Balance at September 30, 2021	$4,081	(a)	$(846)	$(154)	$275	$(1,049)	$(1,344)	$963

As of or for the three months ended September 30, 2020 (in millions)	Unrealized gains/(losses) on investment securities		Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)
Balance at July 1, 2020	$7,920		$(895)	$(27)	$2,762	$(1,318)	$347	$8,789
Net change	514		127	(69)	(70)	(12)	(339)	151
Balance at September 30, 2020	$8,434	(a)	$(768)	$(96)	$2,692	$(1,330)	$8	$8,940

As of or for the nine months ended September 30, 2021 (in millions)	Unrealized gains/(losses) on investment securities		Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)
Balance at January 1, 2021	$8,180		$(473)	$(112)	$2,383	$(1,132)	$(860)	$7,986
Net change	(4,099)		(373)	(42)	(2,108)	83	(484)	(7,023)
Balance at September 30, 2021	$4,081	(a)	$(846)	$(154)	$275	$(1,049)	$(1,344)	$963

As of or for the nine months ended September 30, 2020 (in millions)	Unrealized gains/(losses) on investment securities		Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)
Balance at January 1, 2020	$4,057		$(707)	$(131)	$63	$(1,344)	$(369)	$1,569
Net change	4,377		(61)	35	2,629	14	377	7,371
Balance at September 30, 2020	$8,434	(a)	$(768)	$(96)	$2,692	$(1,330)	$8	$8,940
(a)Includes after-tax net unamortized unrealized gains of $2.7 billion related to AFS securities that have been transferred to HTM at both September 30, 2021 and 2020. Refer to Note 10 of JPMorgan Chase's 2020 Form 10-K for further information.

The following table presents the pre-tax and after-tax changes in the components of OCI.

	2021			2020
Three months ended September 30, (in millions)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Unrealized gains/(losses) on investment securities:
Net unrealized gains/(losses) arising during the period	$(826)	$197	$(629)	$1,143	$(270)	$873
Reclassification adjustment for realized (gains)/losses included in net income(a)	256	(61)	195	(473)	114	(359)
Net change	(570)	136	(434)	670	(156)	514
Translation adjustments(b):
Translation	(1,030)	63	(967)	871	(86)	785
Hedges	1,028	(248)	780	(868)	210	(658)
Net change	(2)	(185)	(187)	3	124	127
Fair value hedges, net change(c):	12	(3)	9	(91)	22	(69)
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	(267)	65	(202)	134	(32)	102
Reclassification adjustment for realized (gains)/losses included in net income(d)	(326)	78	(248)	(227)	55	(172)
Net change	(593)	143	(450)	(93)	23	(70)
Defined benefit pension and OPEB plans, net change:	8	(2)	6	(18)	6	(12)
DVA on fair value option elected liabilities, net change:	(729)	178	(551)	(445)	106	(339)
Total other comprehensive income/(loss)	$(1,874)	$267	$(1,607)	$26	$125	$151

	2021			2020
Nine months ended September 30, (in millions)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Unrealized gains/(losses) on investment securities:
Net unrealized gains/(losses) arising during the period	$(5,792)	$1,391	$(4,401)	$6,494	$(1,561)	$4,933
Reclassification adjustment for realized (gains)/losses included in net income(a)	397	(95)	302	(732)	176	(556)
Net change	(5,395)	1,296	(4,099)	5,762	(1,385)	4,377
Translation adjustments(b):
Translation	(1,950)	92	(1,858)	(316)	15	(301)
Hedges	1,958	(473)	1,485	316	(76)	240
Net change	8	(381)	(373)	—	(61)	(61)
Fair value hedges, net change(c):	(56)	14	(42)	45	(10)	35
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	(1,844)	443	(1,401)	3,787	(909)	2,878
Reclassification adjustment for realized (gains)/losses included in net income(d)	(930)	223	(707)	(328)	79	(249)
Net change	(2,774)	666	(2,108)	3,459	(830)	2,629
Defined benefit pension and OPEB plans, net change:	101	(18)	83	23	(9)	14
DVA on fair value option elected liabilities, net change:	(642)	158	(484)	496	(119)	377
Total other comprehensive income/(loss)	$(8,758)	$1,735	$(7,023)	$9,785	$(2,414)	$7,371
(a)The pre-tax amount is reported in Investment securities gains/(losses) in the Consolidated statements of income.
(b)Reclassifications of pre-tax realized gains/(losses) on translation adjustments and related hedges are reported in other income/expense in the Consolidated statements of income. The amounts were not material for the three and nine months ended September 30, 2021 and 2020.
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
The following table presents the components of the Firm’s restricted cash:

(in billions)	September 30, 2021	December 31, 2020
Segregated for the benefit of securities and cleared derivative customers	16.2	19.3
Cash reserves at non-U.S. central banks and held for other general purposes	5.1	5.1
Total restricted cash(a)	$21.3	$24.4
(a)Comprises $20.0 billion and $22.7 billion in deposits with banks, and $1.3 billion and $1.7 billion in cash and due from banks on the Consolidated balance sheet as of September 30, 2021 and December 31, 2020, respectively.
Also, as of September 30, 2021 and December 31, 2020, the Firm had the following other restricted assets:
•Cash and securities pledged with clearing organizations for the benefit of customers of $45.7 billion and $37.2 billion, respectively.
•Securities with a fair value of $24.2 billion and $1.3 billion, respectively, were also restricted in relation to customer activity.

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
The following table presents the minimum and well-capitalized risk-based ratios to which the Firm and its IDI subsidiaries were subject as of September 30, 2021 and December 31, 2020.

	Standardized Minimum capital ratios		Advanced Minimum capital ratios		Well-capitalized ratios
	BHC(a)	IDI(b)	BHC(a)	IDI(b)	BHC(c)	IDI(d)
Risk-based capital ratios
CET1 capital	11.3%	7.0%	10.5%	7.0%	NA	6.5%
Tier 1 capital	12.8	8.5	12.0	8.5	6.0%	8.0
Total capital	14.8	10.5	14.0	10.5	10.0	10.0
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
The following table presents the minimum and well-capitalized leverage-based ratios to which the Firm and its IDI subsidiaries were subject as of September 30, 2021 and December 31, 2020.

	Minimum capital ratios(a)		Well-capitalized ratios
	BHC	IDI	BHC(b)	IDI
Leverage-based capital ratios
Tier 1 leverage	4.0%	4.0%	NA	5.0%
SLR	5.0	6.0	NA	6.0
Note: The table above is as defined by the regulations issued by the Federal Reserve, OCC and FDIC and to which the Firm and its IDI subsidiaries are subject.
(a)Represents minimum SLR requirement of 3.0%, as well as supplementary leverage buffer requirements of 2.0% and 3.0% for BHC and IDI subsidiaries, respectively.
(b)The Federal Reserve's regulations do not establish well-capitalized thresholds for these measures for BHCs.

CECL regulatory capital transition delay
As part of their response to the impact of the COVID-19 pandemic, the federal banking agencies issued a final rule that provided the option beginning January 1, 2020 to delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period beginning January 1, 2022.
The Firm has elected to apply the CECL capital transition provisions, and accordingly, for the period ended September 30, 2021, the capital metrics of the Firm exclude $3.3 billion, which is the $2.7 billion day 1 impact to retained earnings and 25% of the $1.9 billion increase in the allowance for credit losses from January 1, 2020 (excluding allowances on PCD loans).
The impacts of the CECL capital transition provisions have also been incorporated into Tier 2 capital, adjusted average assets, and total leverage exposure. Refer to Note 27 of JPMorgan Chase’s 2020 Form 10-K for further information on CECL capital transition provisions.

The following tables present risk-based capital metrics under both the Basel III Standardized and Basel III Advanced Approaches and leverage-based capital metrics for JPMorgan Chase and JPMorgan Chase Bank, N.A. As of September 30, 2021 and December 31, 2020, JPMorgan Chase and JPMorgan Chase Bank, N.A. were well-capitalized and met all capital requirements to which each was subject.

September 30, 2021 (in millions, except ratios)	Basel III Standardized		Basel III Advanced
	JPMorgan Chase & Co.(a)	JPMorgan Chase Bank, N.A.(a)	JPMorgan Chase & Co.(a)	JPMorgan Chase Bank, N.A.(a)
Risk-based capital metrics:
CET1 capital	$209,917	$259,990	$209,917	$259,990
Tier 1 capital	244,207	259,994	244,207	259,994
Total capital	274,994	276,303	264,469	265,403
Risk-weighted assets	1,628,406	1,562,370	1,544,512	1,396,725
CET1 capital ratio	12.9%	16.6%	13.6%	18.6%
Tier 1 capital ratio	15.0	16.6	15.8	18.6
Total capital ratio	16.9	17.7	17.1	19.0

December 31, 2020 (in millions, except ratios)	Basel III Standardized		Basel III Advanced
	JPMorgan Chase & Co.(a)	JPMorgan Chase Bank, N.A.(a)	JPMorgan Chase & Co.(a)	JPMorgan Chase Bank, N.A.(a)
Risk-based capital metrics:
CET1 capital	$205,078	$234,235	$205,078	$234,235
Tier 1 capital	234,844	234,237	234,844	234,237
Total capital	269,923	252,045	257,228	239,673
Risk-weighted assets	1,560,609	1,492,138	1,484,431	1,343,185
CET1 capital ratio	13.1%	15.7%	13.8%	17.4%
Tier 1 capital ratio	15.0	15.7	15.8	17.4
Total capital ratio	17.3	16.9	17.3	17.8
(a)The capital metrics reflect the CECL capital transition provisions. Additionally, loans originated under the PPP receive a zero percent risk weight.

(in millions, except ratios)	September 30, 2021		December 31, 2020
	JPMorgan Chase & Co.(b)	JPMorgan Chase Bank, N.A.(b)	JPMorgan Chase & Co.(b)(c)	JPMorgan Chase Bank, N.A.(b)(c)
Leverage-based capital metrics:
Adjusted average assets(a)	$3,675,803	$3,223,098	$3,353,319	$2,970,285
Tier 1 leverage ratio	6.6%	8.1%	7.0%	7.9%
Total leverage exposure	$4,463,904	$4,003,800	$3,401,542	$3,688,797
SLR	5.5%	6.5%	6.9%	6.3%
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
The following table summarizes the contractual amounts and carrying values of off-balance sheet lending-related financial instruments, guarantees and other commitments at September 30, 2021, and December 31, 2020. The amounts in the table below for credit card, home equity and certain scored business banking lending-related commitments represent the total available credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit for these products will be utilized at the same time. The Firm can reduce or cancel credit card and certain scored business banking lines of credit by providing the borrower notice or, in some cases as permitted by law, without notice. In addition, the Firm typically closes credit card lines when the borrower is 60 days or more past due. The Firm may reduce or close HELOCs when there are significant decreases in the value of the underlying property, or when there has been a demonstrable decline in the creditworthiness of the borrower.

Off–balance sheet lending-related financial instruments, guarantees and other commitments
	Contractual amount							Carrying value(i)
	September 30, 2021					Dec 31, 2020		Sep 30, 2021	Dec 31, 2020
By remaining maturity (in millions)	Expires in 1 year or less	Expires after 1 year through 3 years	Expires after 3 years through 5 years	Expires after 5 years	Total	Total
Lending-related
Consumer, excluding credit card:
Residential real estate(a)	$26,748	$2,030	$5,313	$10,451	$44,542	$46,047		$130	$148
Auto and other	11,255	—	—	887	12,142	11,272		—	—
Total consumer, excluding credit card	38,003	2,030	5,313	11,338	56,684	57,319		130	148
Credit card(b)	710,610	—	—	—	710,610	658,506		—	—
Total consumer(b)(c)	748,613	2,030	5,313	11,338	767,294	715,825		130	148
Wholesale:
Other unfunded commitments to extend credit(d)	114,200	184,046	143,335	25,311	466,892	415,828		2,087	2,148
Standby letters of credit and other financial guarantees(d)	13,549	8,709	4,114	1,571	27,943	30,982		614	443
Other letters of credit(d)	3,936	372	93	—	4,401	3,053		10	14
Total wholesale(c)	131,685	193,127	147,542	26,882	499,236	449,863		2,711	2,605
Total lending-related	$880,298	$195,157	$152,855	$38,220	$1,266,530	$1,165,688		$2,841	$2,753
Other guarantees and commitments
Securities lending indemnification agreements and guarantees(e)	$306,562	$—	$—	$—	$306,562	$250,418		$—	$—
Derivatives qualifying as guarantees	2,828	420	11,693	39,870	54,811	54,415		390	322
Unsettled resale and securities borrowed agreements	150,495	6,839	—	—	157,334	102,355	(h)	1	2
Unsettled repurchase and securities loaned agreements	136,019	583	—	—	136,602	104,901		—	(1)
Loan sale and securitization-related indemnifications:
Mortgage repurchase liability	NA	NA	NA	NA	NA	NA		61	84
Loans sold with recourse	NA	NA	NA	NA	807	889		20	23
Exchange & clearing house guarantees and commitments(f)	119,331	—	—	—	119,331	142,003		—	—
Other guarantees and commitments(g)	6,787	2,886	323	1,747	11,743	9,639	(h)	51	52
(a)Includes certain commitments to purchase loans from correspondents.
(b)Also includes commercial card lending-related commitments primarily in CB and CIB.
(c)Predominantly all consumer and wholesale lending-related commitments are in the U.S.
(d)At September 30, 2021, and December 31, 2020, reflected the contractual amount net of risk participations totaling $48 million and $72 million, respectively, for other unfunded commitments to extend credit; $7.9 billion and $8.5 billion, respectively, for standby letters of credit and other financial guarantees; and $609 million and $357 million, respectively, for other letters of credit. In regulatory filings with the Federal Reserve these commitments are shown gross of risk participations.
(e)At September 30, 2021, and December 31, 2020, collateral held by the Firm in support of securities lending indemnification agreements was $324.0 billion and $264.3 billion, respectively. Securities lending collateral primarily consists of cash, G7 government securities, and securities issued by U.S. GSEs and government agencies.
(f)At September 30, 2021, and December 31, 2020, includes guarantees to the Fixed Income Clearing Corporation under the sponsored member repo program and commitments and guarantees associated with the Firm’s membership in certain clearing houses.
(g)At September 30, 2021, and December 31, 2020, primarily includes unfunded commitments to purchase secondary market loans, unfunded commitments related to certain tax-oriented equity investments, and other equity investment commitments,
(h)Prior-period amounts have been revised to conform with the current presentation.
(i)For lending-related products, the carrying value represents the allowance for lending-related commitments and the guarantee liability; for derivative-related products, and lending-related commitments for which the fair value option was elected, the carrying value represents the fair value.

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
The following table summarizes the contractual amount and carrying value of standby letters of credit and other financial guarantees and other letters of credit arrangements as of September 30, 2021, and December 31, 2020.
Standby letters of credit, other financial guarantees and other letters of credit

	September 30, 2021		December 31, 2020
(in millions)	Standby letters of credit and other financial guarantees	Other letters of credit	Standby letters of credit and other financial guarantees	Other letters of credit
Investment-grade(a)	$19,823	$3,502	$22,850	$2,263
Noninvestment-grade(a)	8,120	899	8,132	790
Total contractual amount	$27,943	$4,401	$30,982	$3,053

Allowance for lending-related commitments	$78	$10	$80	$14
Guarantee liability	536	—	363	—
Total carrying value	$614	$10	$443	$14

Commitments with collateral	$15,071	$929	$17,238	$498
(a)The ratings scale is based on the Firm’s internal risk ratings. Refer to Note 11 for further information on internal risk ratings.
Derivatives qualifying as guarantees
The Firm transacts in certain derivative contracts that have the characteristics of a guarantee under U.S. GAAP. Refer to Note 28 of JPMorgan Chase’s 2020 Form 10-K for further information on these derivatives.
The following table summarizes the derivatives qualifying as guarantees as of September 30, 2021, and December 31, 2020.

(in millions)	September 30, 2021	December 31, 2020
Notional amounts
Derivative guarantees	$54,811	$54,415
Stable value contracts with contractually limited exposure	29,741	27,752
Maximum exposure of stable value contracts with contractually limited exposure	2,878	2,803

Fair value
Derivative payables	390	322
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
Sponsored member repo program
The Firm acts as a sponsoring member to clear eligible overnight resale and repurchase agreements through the Government Securities Division of the Fixed Income Clearing Corporation (“FICC”) on behalf of clients that become sponsored members under the FICC’s rules. The Firm also guarantees to the FICC the prompt and full payment and performance of its sponsored member clients’ respective obligations under the FICC’s rules. The Firm minimizes its liability under these overnight guarantees by obtaining a security interest in the cash or high-quality securities collateral that the clients place with the clearing house therefore the Firm expects the risk of loss to be remote. The Firm’s maximum possible exposure, without taking into consideration the associated collateral, is included in the Exchange & clearing house guarantees and commitments line on page 173. Refer to Note 11 of JPMorgan Chase’s 2020 Form 10-K for additional information on credit risk mitigation practices on resale agreements and the types of collateral pledged under repurchase agreements.
Guarantees of subsidiaries
The Parent Company has guaranteed certain long-term debt and structured notes of its subsidiaries, including JPMorgan Chase Financial Company LLC (“JPMFC”), a 100%-owned finance subsidiary. All securities issued by JPMFC are fully and unconditionally guaranteed by the Parent Company and no other subsidiary of the Parent Company guarantees these securities. These guarantees, which rank on a parity with the Firm’s unsecured and unsubordinated indebtedness, are not included in the table on page 173 of this Note. Refer to Note 20 of JPMorgan Chase’s 2020 Form 10-K for additional information.

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
The following table presents the Firm’s pledged assets.

(in billions)	September 30, 2021	December 31, 2020
Assets that may be sold or repledged or otherwise used by secured parties	$122.4	$166.6
Assets that may not be sold or repledged or otherwise used by secured parties	115.3	113.9
Assets pledged at Federal Reserve banks and FHLBs	462.9	455.3
Total pledged assets	$700.6	$735.8
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
The following table presents the fair value of collateral accepted.

(in billions)	September 30, 2021	December 31, 2020
Collateral permitted to be sold or repledged, delivered, or otherwise used	$1,417.7	$1,451.7
Collateral sold, repledged, delivered or otherwise used	1,085.7	1,038.9

Note 24 – Litigation
Contingencies
As of September 30, 2021, the Firm and its subsidiaries and affiliates are defendants or respondents in numerous legal proceedings, including private, civil litigations, government investigations or regulatory enforcement matters. The litigations range from individual actions involving a single plaintiff to class action lawsuits with potentially millions of class members. Investigations and regulatory enforcement matters involve both formal and informal proceedings, by both governmental agencies and self-regulatory organizations. These legal proceedings are at varying stages of adjudication, arbitration or investigation, and involve each of the Firm’s lines of business and several geographies and a wide variety of claims (including common law tort and contract claims and statutory antitrust, securities and consumer protection claims), some of which present novel legal theories.
The Firm believes the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for its legal proceedings is from $0 to approximately $1.5 billion at September 30, 2021. This estimated aggregate range of reasonably possible losses was based upon information available as of that date for those proceedings in which the Firm believes that an estimate of reasonably possible loss can be made. For certain matters, the Firm does not believe that such an estimate can be made, as of that date. The Firm’s estimate of the aggregate range of reasonably possible losses involves significant judgment, given:
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
Amrapali. India’s Enforcement Directorate (“ED”) is investigating J.P. Morgan India Private Limited in connection with investments made in 2010 and 2012 by two offshore funds formerly managed by JPMorgan Chase entities into residential housing projects developed by the Amrapali Group (“Amrapali”). In 2017, numerous creditors filed civil claims against Amrapali including petitions brought by home buyers relating to delays in delivering or failure to deliver residential units. The home buyers’ petitions have been overseen by the Supreme Court of India and is ongoing. In August 2021, the ED issued an order fining J.P. Morgan India Private Limited approximately $31.5 million. The Firm is appealing the order and the fine. Relatedly, in July 2019, the Supreme Court of India issued an order making preliminary findings that Amrapali and other parties, including unspecified JPMorgan Chase entities and the offshore funds that had invested in the projects, violated certain currency control and money laundering provisions, and ordering the ED to conduct a further inquiry under India’s Prevention of Money Laundering Act (“PMLA”) and Foreign Exchange Management Act (“FEMA”). In May 2020, the ED attached approximately $25 million from J.P. Morgan India Private Limited in connection with the criminal PMLA investigation. The Firm is responding to and cooperating with the PMLA investigation.
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
Foreign Exchange Investigations and Litigation. The Firm previously reported settlements with certain government authorities relating to its foreign exchange (“FX”) sales and trading activities and controls related to those activities. Among those resolutions, in May 2015, the Firm pleaded guilty to a single violation of federal antitrust law. In January 2017, the Firm was sentenced, with judgment entered thereafter and a term of probation which ended in January 2020, with the Firm remaining in good standing throughout the probation period. The Department of Labor granted the Firm a five-year exemption of disqualification that allows the Firm and its affiliates to continue to rely on the Qualified Professional Asset Manager exemption under the Employee Retirement Income Security Act (“ERISA”) until January 2023. The Firm will need the Department of Labor to approve a further exemption to cover the remainder of the ten-year disqualification period. A South Africa Competition Commission matter is the remaining FX-related governmental inquiry, and is currently pending before the South Africa Competition Tribunal.
In August 2018, the United States District Court for the Southern District of New York granted final approval to the Firm’s settlement of a consolidated class action brought by U.S.-based plaintiffs, which principally alleged violations of federal antitrust laws based on an alleged conspiracy to manipulate foreign exchange rates and also sought damages on behalf of persons who transacted in FX futures and options on futures. Certain members of the settlement class filed requests to the Court to be excluded from the class, and certain of them filed a complaint against the Firm and other foreign exchange dealers in November 2018. A number of these actions remain pending. Further, a putative class action has been filed against the Firm and other foreign exchange dealers on behalf of certain consumers who purchased foreign currencies at allegedly inflated rates. Another putative class action was brought against the Firm and other foreign exchange dealers on behalf of purported indirect purchasers of FX instruments. In 2020, the Court approved a settlement by the Firm and 11 other defendants of that class action for a total of $10 million. In addition, some FX-related individual and putative class actions based on similar alleged underlying conduct have been filed outside the U.S., including in the U.K., Israel, Brazil and Australia.
Inquiries Concerning Preservation Requirements. The Firm has been responding to requests for information and other material from certain of its regulators concerning its compliance with records preservation requirements in connection with business communications sent over electronic messaging channels that have not been approved by the Firm. The Firm is cooperating with these inquiries and is currently engaged in certain advanced resolution discussions. There is no assurance that the discussions will result in a resolution.
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
The original class action was divided into two separate actions, one seeking primarily monetary relief and the other seeking primarily injunctive relief. In September 2018, the parties to the class action seeking monetary relief finalized an agreement which amends and supersedes the prior settlement agreement. Pursuant to this settlement, the defendants collectively contributed an additional $900 million to the approximately $5.3 billion previously held in escrow from the original settlement. In December 2019, the amended agreement was approved by the District Court. Certain merchants appealed the District Court’s approval order, and those appeals are pending. Based on the percentage of merchants that opted out of the amended class settlement, $700 million has been returned to the defendants from the settlement escrow in accordance with the settlement agreement. The class action seeking primarily injunctive relief continues separately, and in September 2021, the District Court granted plaintiffs’ motion for class certification in part, and denied the motion in part.
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
In addition, the Firm has been named as a defendant along with other banks in various individual and putative class actions related to benchmark rates, including U.S. dollar LIBOR. In actions related to U.S. dollar LIBOR during the period that it was administered by the BBA, the Firm has obtained dismissal of certain actions and resolved certain other actions, and others are in various stages of litigation. The United States District Court for the Southern District of New York has granted class certification of antitrust claims related to bonds and interest rate swaps sold directly by the defendants, including the Firm. In a consolidated putative class action related to the period that U.S. dollar LIBOR was administered by ICE Benchmark Administration, the District Court granted the motion by defendants, including the Firm, to dismiss plaintiffs’ complaint, and the plaintiffs have appealed. In addition, in August 2020, a group of individual plaintiffs filed a lawsuit asserting antitrust claims, alleging that the Firm and other defendants were engaged in an unlawful agreement to set U.S. dollar LIBOR and conspired to monopolize the market for LIBOR-based consumer loans and credit cards. In November 2020 and May 2021, plaintiffs filed motions for a preliminary injunction each seeking to enjoin defendants from setting U.S. dollar LIBOR and to prohibit defendants from enforcing any financial instruments that rely on U.S. dollar LIBOR. The court held a hearing to address these motions in September 2021. The Firm’s settlements of putative class actions related to Swiss franc LIBOR, the Singapore Interbank Offered Rate and the Singapore Swap Offer Rate, and the Australian Bank Bill Swap Reference Rate remain subject to court approval.
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
Wendel. Since 2012, the French criminal authorities have been investigating a series of transactions entered into by senior managers of Wendel Investissement (“Wendel”) during the period from 2004 through 2007 to restructure their shareholdings in Wendel. JPMorgan Chase Bank, N.A., Paris branch provided financing for the transactions to a number of managers of Wendel in 2007. JPMorgan Chase Bank, N.A. cooperated with the investigation. The investigating judges issued an ordonnance de renvoi in November 2016, referring JPMorgan Chase Bank, N.A. to the French tribunal correctionnel for alleged complicity in tax fraud. In January 2018, the Paris Court of Appeal issued a decision cancelling the mise en examen of JPMorgan Chase Bank, N.A. The Court of Cassation, France’s highest court, ruled in September 2018 that a mise en examen is a prerequisite for an ordonnance de renvoi and in January

2020 ordered the annulment of the ordonnance de renvoi referring JPMorgan Chase Bank, N.A. to the French tribunal correctionnel. The Court of Appeal found in January 2021 that it had no power to take further action against JPMorgan Chase Bank, N.A. following the Court of Cassation’s ruling. At the opening of a trial of the managers of Wendel in January 2021, the tribunal correctionnel directed the criminal authorities to clarify whether a further investigation should be opened against JPMorgan Chase Bank, N.A., pending which the trial was postponed. In April 2021, the Court of Cassation declined to hear JPMorgan Chase Bank, N.A.’s appeal of the January 2021 decision of the tribunal correctionnel at this stage of the proceedings. In August 2021, JPMorgan Chase Bank, N.A. entered into a Convention Judicaire d’Intérêt Public with the French criminal authorities, under which it agreed to pay a fine of €25 million to resolve the potential legal proceedings. The resolution, which did not contain any admissions, was approved by the Presiding Judge of the tribunal judiciaire, and JPMorgan Chase Bank, N.A. paid the fine in September 2021. In addition, a number of the managers have commenced civil proceedings against JPMorgan Chase Bank, N.A. The claims are separate, involve different allegations and are at various stages of proceedings.
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
The Firm has established reserves for several hundred of its currently outstanding legal proceedings. In accordance with the provisions of U.S. GAAP for contingencies, the Firm accrues for a litigation-related liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. The Firm evaluates its outstanding legal proceedings each quarter to assess its litigation reserves, and makes adjustments in such reserves, upward or downward, as appropriate, based on management’s best judgment after consultation with counsel. The Firm’s legal expense was $76 million and $524 million for the three months ended September 30, 2021 and 2020, respectively, and $289 million and $839 million for the nine months ended September 30, 2021 and 2020. There is no assurance that the Firm’s litigation reserves will not need to be adjusted in the future.
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
Segment results
The following table provides a summary of the Firm’s segment results as of or for the three and nine months ended September 30, 2021 and 2020, on a managed basis. The Firm’s definition of managed basis starts with the reported U.S. GAAP results and includes certain reclassifications to present total net revenue for the Firm
(and each of the reportable business segments) on an FTE basis. Accordingly, revenue from investments that receive tax credits and tax-exempt securities is presented in the managed results on a basis comparable to taxable investments and securities. Refer to Note 32 of JPMorgan Chase’s 2020 Form 10-K for additional information on the Firm’s managed basis.
Capital allocation
The amount of capital assigned to each segment is referred to as equity. Periodically, the assumptions and methodologies used to allocate capital are reassessed and as a result, the capital allocated to the LOBs may change. Refer to Line of business equity on page 98 of JPMorgan Chase’s 2020 Form 10-K for additional information on capital allocation.

Segment results and reconciliation(a)
As of or for the three months ended September 30, (in millions, except ratios)	Consumer & Community Banking		Corporate & Investment Bank			Commercial Banking		Asset & Wealth Management
	2021	2020	2021	2020		2021	2020	2021	2020
Noninterest revenue	$4,138	$4,863	$9,061	$8,118		$988	$761	$3,312	$2,739
Net interest income	8,383	8,032	3,335	3,428		1,532	1,524	988	815
Total net revenue	12,521	12,895	12,396	11,546		2,520	2,285	4,300	3,554
Provision for credit losses	(459)	795	(638)	(81)		(363)	(147)	(60)	(52)
Noninterest expense	7,238	6,912	5,871	5,832		1,032	969	2,762	2,443
Income/(loss) before income tax expense/(benefit)	5,742	5,188	7,163	5,795		1,851	1,463	1,598	1,163
Income tax expense/(benefit)	1,401	1,317	1,601	1,486		444	377	404	287
Net income/(loss)	$4,341	$3,871	$5,562	$4,309		$1,407	$1,086	$1,194	$876
Average equity	$50,000	$52,000	$83,000	$80,000		$24,000	$22,000	$14,000	$10,500
Total assets	493,169	487,063	1,355,752	1,088,282	(b)	227,670	228,583	221,702	187,858
ROE	34%	29%	26%	21%		22%	19%	33%	32%
Overhead ratio	58	54	47	51		41	42	64	69

As of or for the three months ended September 30, (in millions, except ratios)	Corporate		Reconciling Items(a)			Total
	2021	2020	2021	2020		2021	2020
Noninterest revenue	$(242)	$343	$(690)	$(582)	(b)	$16,567	$16,242	(b)
Net interest income	(1,054)	(682)	(104)	(104)		13,080	13,013
Total net revenue	(1,296)	(339)	(794)	(686)		29,647	29,255
Provision for credit losses	(7)	96	—	—		(1,527)	611
Noninterest expense	160	719	—	—		17,063	16,875
Income/(loss) before income tax expense/(benefit)	(1,449)	(1,154)	(794)	(686)		14,111	11,769
Income tax expense/(benefit)	(632)	(455)	(794)	(686)	(b)	2,424	2,326	(b)
Net income/(loss)	$(817)	$(699)	$—	$—		$11,687	$9,443
Average equity	$82,556	$72,297	$—	$—		$253,556	$236,797
Total assets	1,459,283	1,253,275	NA	NA		3,757,576	3,245,061	(b)
ROE	NM	NM	NM	NM		18%	15%
Overhead ratio	NM	NM	NM	NM		58	58	(b)
(a)Segment managed results reflect revenue on an FTE basis with the corresponding income tax impact recorded within income tax expense/(benefit). These adjustments are eliminated in reconciling items to arrive at the Firm’s reported U.S. GAAP results.
(b) Prior-period amounts have been revised to conform with the current presentation. Refer to Note 1 for further information.

Segment results and reconciliation(a)
As of or for the nine months ended September 30, (in millions, except ratios)	Consumer & Community Banking		Corporate & Investment Bank			Commercial Banking		Asset & Wealth Management
	2021	2020	2021	2020		2021	2020	2021	2020
Noninterest revenue	$13,452	$13,182	$30,061	$27,318		$2,855	$2,192	$9,623	$7,843
Net interest income	24,346	25,358	10,154	10,614		4,541	4,658	2,861	2,530
Total net revenue	37,798	38,540	40,215	37,932		7,396	6,850	12,484	10,373
Provision for credit losses	(5,929)	12,395	(1,048)	3,307		(858)	3,294	(191)	265
Noninterest expense	21,502	20,948	19,498	18,599		2,982	2,848	7,922	7,201
Income/(loss) before income tax expense/(benefit)	22,225	5,197	21,765	16,026		5,272	708	4,753	2,907
Income tax expense/(benefit)	5,522	1,305	5,478	4,281		1,277	164	1,162	701
Net income/(loss)	$16,703	$3,892	$16,287	$11,745		$3,995	$544	$3,591	$2,206
Average equity	$50,000	$52,000	$83,000	$80,000		$24,000	$22,000	$14,000	$10,500
Total assets	493,169	487,063	1,355,752	1,088,282	(b)	227,670	228,583	221,702	187,858
ROE	44%	9%	25%	19%		21%	2%	33%	27%
Overhead ratio	57	54	48	49		40	42	63	69

As of or for the nine months ended September 30, (in millions, except ratios)	Corporate		Reconciling Items(a)			Total
	2021	2020	2021	2020		2021	2020
Noninterest revenue	$(68)	$607	$(2,241)	$(1,831)	(b)	$53,682	$49,311	(b)
Net interest income	(2,870)	(1,534)	(322)	(321)		38,710	41,305
Total net revenue	(2,938)	(927)	(2,563)	(2,152)		92,392	90,616
Provision for credit losses	58	108	—	—		(7,968)	19,369
Noninterest expense	1,551	1,012	—	—		53,455	50,608
Income/(loss) before income tax expense/(benefit)	(4,547)	(2,047)	(2,563)	(2,152)		46,905	20,639
Income tax expense/(benefit)	(1,906)	(655)	(2,563)	(2,152)	(b)	8,970	3,644	(b)
Net income/(loss)	$(2,641)	$(1,392)	$—	$—		$37,935	$16,995
Average equity	$79,011	$70,751	$—	$—		$250,011	$235,251
Total assets	1,459,283	1,253,275	NA	NA		3,757,576	3,245,061	(b)
ROE	NM	NM	NM	NM		20%	9%
Overhead ratio	NM	NM	NM	NM		58	56	(b)
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of JPMorgan Chase & Co.:
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheet of JPMorgan Chase & Co. and its subsidiaries (the “Firm”) as of September 30, 2021, and the related consolidated statements of income, comprehensive income, and changes in stockholders’ equity for the three-month and nine-month periods ended September 30, 2021 and 2020 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2021 and 2020, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

November 2, 2021

PricewaterhouseCoopers LLP, 300 Madison Avenue, New York, NY 10017

JPMorgan Chase & Co.
Consolidated average balance sheets, interest and rates (unaudited)
(Taxable-equivalent interest and rates; in millions, except rates)

	Three months ended September 30, 2021				Three months ended September 30, 2020
	Average balance	Interest(g)	Rate (annualized)		Average balance	Interest(g)	Rate (annualized)
Assets
Deposits with banks	$756,653	$174	0.09%		$509,979	$69	0.05%
Federal funds sold and securities purchased under resale agreements	262,679	231	0.35		277,899	401	0.57
Securities borrowed	189,418	(73)	(0.15)	(h)	147,184	(128)	(0.35)	(h)
Trading assets – debt instruments	275,860	1,689	2.43		322,321	1,859	2.29
Taxable securities	534,771	1,553	1.15		515,007	1,816	1.40
Nontaxable securities(a)	30,573	331	4.30		33,537	358	4.25
Total investment securities	565,344	1,884	1.32	(i)	548,544	2,174	1.58	(i)
Loans	1,042,591	10,473	3.99		991,241	10,246	4.11
All other interest-earning assets(b)	127,241	206	0.64		77,806	183	0.94
Total interest-earning assets	3,219,786	14,584	1.80		2,874,974	14,804	2.05
Allowance for loan losses	(19,500)				(31,574)
Cash and due from banks	27,065				21,404
Trading assets – equity and other instruments	177,315				124,266	(j)
Trading assets – derivative receivables	65,574				76,939	(j)
Goodwill, MSRs and other intangible Assets	54,947				51,547
All other noninterest-earning assets(c)	200,032				171,562
Total assets	$3,725,219				$3,289,118
Liabilities
Interest-bearing deposits	$1,696,850	$126	0.03%		$1,434,034	$245	0.07%
Federal funds purchased and securities loaned or sold under repurchase agreements	240,912	119	0.20		253,779	105	0.17
Short-term borrowings(d)	43,759	31	0.26		36,697	60	0.65
Trading liabilities – debt and all other interest-bearing liabilities(e)(f)	241,297	52	0.09	(h)	206,643	(51)	(0.10)	(h)
Beneficial interests issued by consolidated VIEs	14,232	18	0.50		19,838	35	0.71
Long-term debt	257,593	1,054	1.62		267,175	1,293	1.93
Total interest-bearing liabilities	2,494,643	1,400	0.22		2,218,166	1,687	0.30
Noninterest-bearing deposits	672,609				551,565
Trading liabilities – equity and other instruments(f)	35,505				32,256
Trading liabilities – derivative payables	55,907				64,599
All other liabilities, including the allowance for lending-related commitments(c)	178,770				155,672
Total liabilities	3,437,434				3,022,258
Stockholders’ equity
Preferred stock	34,229				30,063
Common stockholders’ equity	253,556				236,797
Total stockholders’ equity	287,785				266,860
Total liabilities and stockholders’ equity	$3,725,219				$3,289,118
Interest rate spread			1.58%				1.75%
Net interest income and net yield on interest-earning assets		$13,184	1.62			$13,117	1.82
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
(f)The combined balance of trading liabilities – debt and equity instruments was $122.5 billion and $105.0 billion for the three months ended September 30, 2021 and 2020, respectively.
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
(i)The annualized rate for securities based on amortized cost was 1.34% and 1.61% for the three months ended September 30, 2021 and 2020, respectively, and does not give effect to changes in fair value that are reflected in AOCI.
(j)Prior-period amounts have been revised to conform with the current presentation.

JPMorgan Chase & Co.
Consolidated average balance sheets, interest and rates (unaudited)
(Taxable-equivalent interest and rates; in millions, except rates)

	Nine months ended September 30, 2021				Nine months ended September 30, 2020
	Average balance	Interest(g)	Rate (annualized)		Average balance	Interest(g)	Rate (annualized)
Assets
Deposits with banks	$703,616	$342	0.06%		$422,860	$708	0.22%
Federal funds sold and securities purchased under resale agreements	269,324	639	0.32		258,607	2,097	1.08
Securities borrowed	185,127	(240)	(0.17)	(h)	141,567	(151)	(0.14)	(h)
Trading assets – debt instruments	291,673	5,198	2.38		324,061	6,008	2.48
Taxable securities	546,258	4,735	1.16		456,733	6,203	1.81
Nontaxable securities(a)	31,308	1,018	4.35		33,589	1,096	4.36
Total investment securities	577,566	5,753	1.33	(i)	490,322	7,299	1.99	(i)
Loans	1,027,023	30,867	4.02		1,007,360	33,507	4.44
All other interest-earning assets(b)	120,529	608	0.67		75,859	826	1.46
Total interest-earning assets	3,174,858	43,167	1.82		2,720,636	50,294	2.47
Allowance for loan losses	(23,546)				(24,100)
Cash and due from banks	26,338				21,745
Trading assets – equity and other instruments	180,253				113,431	(j)
Trading assets – derivative receivables	70,139				73,423	(j)
Goodwill, MSRs and other intangible Assets	54,467				52,006
All other noninterest-earning assets(c)	206,818				179,009
Total assets	$3,689,327				$3,136,150
Liabilities
Interest-bearing deposits	$1,659,214	$404	0.03%		$1,342,270	$2,169	0.22%
Federal funds purchased and securities loaned or sold under repurchase agreements	267,659	194	0.10		258,156	1,023	0.53
Short-term borrowings(d)	43,998	97	0.29		39,749	335	1.13
Trading liabilities – debt and all other interest-bearing liabilities(e)(f)	239,666	130	0.07	(h)	202,322	278	0.18	(h)
Beneficial interests issued by consolidated VIEs	15,501	66	0.57		19,407	184	1.27
Long-term debt	248,581	3,244	1.74		260,194	4,679	2.40
Total interest-bearing liabilities	2,474,619	4,135	0.22		2,122,098	8,668	0.55
Noninterest-bearing deposits	647,278				495,704
Trading liabilities – equity and other instruments(f)	35,312				32,258
Trading liabilities – derivative payables	62,089				60,936
All other liabilities, including the allowance for lending-related commitments(c)	187,601				160,059
Total liabilities	3,406,899				2,871,055
Stockholders’ equity
Preferred stock	32,417				29,844
Common stockholders’ equity	250,011				235,251
Total stockholders’ equity	282,428				265,095
Total liabilities and stockholders’ equity	$3,689,327				$3,136,150
Interest rate spread			1.60%				1.92%
Net interest income and net yield on interest-earning assets		$39,032	1.64			$41,626	2.04
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
(f)The combined balance of trading liabilities – debt and equity instruments was $128.1 billion and $105.0 billion for the nine months ended September 30, 2021 and 2020, respectively.
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
(i)The annualized rate for securities based on amortized cost was 1.35% and 2.03% for the nine months ended September 30, 2021 and 2020, respectively, and does not give effect to changes in fair value that are reflected in AOCI.
(j)Prior-period amounts have been revised to conform with the current presentation.

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
Asset Management has two high-level measures of its overall fund performance:
Percentage of mutual fund assets under management in funds rated 4- or 5-star: Mutual fund rating services rank funds based on their risk-adjusted performance over various periods. A 5-star rating is the best rating and represents the top 10% of industry-wide ranked funds. A 4-star rating represents the next 22.5% of industry-wide ranked funds. A 3-star rating represents the next 35% of industry-wide ranked funds. A 2-star rating represents the next 22.5% of industry-wide ranked funds. A 1-star rating is the worst rating and represents the bottom 10% of industry-wide ranked funds. An overall Morningstar rating is derived from a weighted average of the performance associated with a fund’s three-, five- and ten- year (if applicable) Morningstar Rating metrics. For U.S.-domiciled funds, separate star ratings are provided at the individual share class level. The Nomura “star rating” is based on three-year risk-adjusted performance only. Funds with fewer than three years of history are not rated and hence excluded from these rankings. All ratings, the assigned peer categories and the asset values used to derive these rankings are sourced from the applicable fund rating provider. Where applicable, the fund rating providers redenominate asset values into U.S. dollars. The percentage of AUM is based on star ratings at the share class level for U.S.-domiciled funds, and at a “primary share class” level to represent the star rating of all other funds, except for Japan, for which Nomura provides ratings at the fund level. The performance data may have been different if all share classes had been included. Past performance is not indicative of future results.
Percentage of mutual fund assets under management in funds ranked in the 1st or 2nd quartile (one, three, and five years): All quartile rankings, the assigned peer categories and the asset values used to derive these rankings are sourced from the fund rating providers. Quartile rankings are based on the net-of-fee absolute return of each fund. Where applicable, the fund rating providers redenominate asset values into U.S. dollars. The percentage of AUM is based on fund performance and associated peer rankings at the share class level for U.S.-domiciled funds, at a “primary share class” level to represent the quartile ranking for U.K., Luxembourg and Hong Kong funds and at the fund level for all other funds. The performance data may have been different if all share classes had been included. Past performance is not indicative of future results.
“Primary share class” means the C share class for European funds and Acc share class for Hong Kong and Taiwan funds. If these share classes are not available, the oldest share class is used as the primary share class.

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
The Firm is committed to maintaining high standards of internal control over financial reporting. Nevertheless, because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Deficiencies or lapses in internal controls may occur from time to time, and there can be no assurance that any such deficiencies will not result in significant deficiencies or material weaknesses in internal control in the future and collateral consequences therefrom. Refer to “Management’s report on internal control over financial reporting” on page 158 of JPMorgan Chase’s 2020 Form 10-K for further information. There was no change in the Firm’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.

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
Ongoing effects of the COVID-19 pandemic could harm the global economy and negatively affect JPMorgan Chase’s businesses.
On March 11, 2020, the World Health Organization declared the outbreak of a strain of novel coronavirus disease, COVID-19, to be a global pandemic. The COVID-19 pandemic and governmental responses to the pandemic, which included the institution of social distancing and shelter-in-place requirements in certain areas of the U.S. and other countries, have resulted in adverse impacts on global economic conditions, including:
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
Certain models used by JPMorgan Chase in connection with the determination of the allowance for credit losses have experienced heightened performance risk in the economic environment precipitated by the effects of the COVID-19 pandemic and government stimulus. There can be no assurance that, even after adjustments have been made to model outputs, JPMorgan Chase will not recognize unexpected losses arising from the model uncertainty that has resulted from these developments.
Although global economic conditions have been improving despite the continuation of the COVID-19 pandemic, any ongoing negative economic impacts arising from the pandemic or any prolongation or worsening of the pandemic, including as a result of additional waves or variants of the COVID-19 disease or the emergence of other diseases that have similar outcomes, could have significant adverse effects on JPMorgan Chase’s businesses, results of operations and financial condition, including:
•recognition of charge-offs and increases in the allowance for credit losses, including any delayed recognition of charge-offs due to the impact of government stimulus actions or payment assistance provided to clients and customers
•material impacts on the value of securities, derivatives and other financial instruments which JPMorgan Chase owns or in which it makes markets
•downgrades in JPMorgan Chase’s credit ratings
•constraints on liquidity or capital due to elevated levels of deposits, increases in risk-weighted assets (“RWA”) related to supporting client activities, downgrades in client credit ratings, regulatory actions or other factors, any or all of which could require JPMorgan Chase to take or refrain from taking actions that it otherwise would under its liquidity and capital management strategies, and
•the possibility that significant portions of JPMorgan Chase’s workforce are unable to work effectively, including because of illness, quarantines, shelter-in-place arrangements, government actions or other restrictions in connection with the pandemic.
The extent to which the COVID-19 pandemic negatively affects JPMorgan Chase’s businesses, results of operations and financial condition, as well as its regulatory capital and liquidity ratios, will depend on future developments that are uncertain and cannot be fully predicted, including:
•the ultimate scope and duration of the pandemic
•the availability, effectiveness and acceptance of vaccines
•actions taken by governmental authorities and other third parties in response to the pandemic, and
•the effect that the pandemic or any prolongation or worsening of the pandemic may have on the pace of economic growth, the strength of labor markets, particularly in light of the expiration of government assistance programs, and the potential for changes in consumer behavior that could have longer-term impacts on certain sectors.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The Firm did not have any unregistered sale of equity securities during the three months ended September 30, 2021.
Repurchases under the common share repurchase program
Refer to Capital Risk Management on pages 48-53 of this Form 10-Q and pages 91-101 of JPMorgan Chase’s 2020 Form 10-K for information regarding repurchases under the Firm’s common share repurchase program.
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
On June 24, 2021, the Federal Reserve announced that the temporary restrictions on capital distributions would expire on June 30, 2021 as a result of the Firm remaining above its minimum risk-based capital requirements under the 2021 CCAR stress test. Effective July 1, 2021, the Firm became subject to the normal capital distribution restrictions provided under the regulatory capital framework. The Firm continues to be authorized to repurchase common shares under its existing common share repurchase program previously approved by the Board of Directors.

Shares repurchased pursuant to the common share repurchase program during the nine months ended September 30, 2021, were as follows.

Nine months ended September 30, 2021	Total number of shares of common stock repurchased	Average price paid per share of common stock(a)	Aggregate purchase price of common stock repurchases (in millions)(a)	Dollar value of remaining authorized repurchase (in millions)(a)(b)
First quarter	34,652,594	$144.25	$4,999	$25,001
Second quarter	39,544,940	156.83	6,201	18,800
July	11,553,877	153.44	1,773	17,027
August	11,306,308	157.60	1,782	15,245
September	10,540,632	159.85	1,685	13,560
Third quarter	33,400,817	156.87	5,240	13,560
Year-to-date	107,598,351	$152.79	$16,440	$13,560
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
(c)Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Firm’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the Consolidated statements of income (unaudited) for the three and nine months ended September 30, 2021 and 2020, (ii) the Consolidated statements of comprehensive income (unaudited) for the three and nine months ended September 30, 2021 and 2020, (iii) the Consolidated balance sheets (unaudited) as of September 30, 2021, and December 31, 2020, (iv) the Consolidated statements of changes in stockholders’ equity (unaudited) for the three and nine months ended September 30, 2021 and 2020, (v) the Consolidated statements of cash flows (unaudited) for the three and nine months ended September 30, 2021 and 2020, and (vi) the Notes to Consolidated Financial Statements (unaudited).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JPMorgan Chase & Co.
(Registrant)

By:	/s/ Elena Korablina
Elena Korablina
Managing Director and Firmwide Controller
(Principal Accounting Officer)

Date:	November 2, 2021