Form 10-K
period 2021-12-31
JPMORGAN CHASE & CO
filed 2022-02-22
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
Annual report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended	Commission file
December 31, 2021	number	1-5805
JPMorgan Chase & Co.
(Exact name of registrant as specified in its charter)

Delaware		13-2624428
(State or other jurisdiction of incorporation or organization)		(I.R.S. employer identification no.)

383 Madison Avenue,
New York,	New York	10179
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code: (212) 270-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	JPM	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 5.75% Non-Cumulative Preferred Stock, Series DD	JPM PR D	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 6.00% Non-Cumulative Preferred Stock, Series EE	JPM PR C	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.75% Non-Cumulative Preferred Stock, Series GG	JPM PR J	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.55% Non-Cumulative Preferred Stock, Series JJ	JPM PR K	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.625% Non-Cumulative Preferred Stock, Series LL	JPM PR L	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.20% Non-Cumulative Preferred Stock, Series MM	JPM PR M	The New York Stock Exchange
Alerian MLP Index ETNs due May 24, 2024	AMJ	NYSE Arca, Inc.
Guarantee of Callable Fixed Rate Notes due June 10, 2032 of JPMorgan Chase Financial Company LLC	JPM/32	The New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of JPMorgan Chase & Co. common stock held by non-affiliates as of June 30, 2021: $461,141,177,226
Number of shares of common stock outstanding as of January 31, 2022: 2,952,808,970
Documents incorporated by reference: Portions of the registrant’s Proxy Statement for the annual meeting of stockholders to be held on May 17, 2022, are incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III.

Form 10-K Index

Part I

Item 1. Business.
Overview
JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”, NYSE: JPM), a financial holding company incorporated under Delaware law in 1968, is a leading financial services firm based in the United States of America (“U.S.”), with operations worldwide. JPMorgan Chase had $3.7 trillion in assets and $294.1 billion in stockholders’ equity as of December 31, 2021. The Firm is a leader in investment banking, financial services for consumers and small businesses, commercial banking, financial transaction processing and asset management. Under the J.P. Morgan and Chase brands, the Firm serves millions of customers, predominantly in the U.S., and many of the world’s most prominent corporate, institutional and government clients globally.
JPMorgan Chase’s principal bank subsidiary is JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank, N.A.”), a national banking association with U.S. branches in 48 states and Washington, D.C. as of December 31, 2021. JPMorgan Chase’s principal non-bank subsidiary is J.P. Morgan Securities LLC (“J.P. Morgan Securities”), a U.S. broker-dealer. The bank and non-bank subsidiaries of JPMorgan Chase operate nationally as well as through overseas branches and subsidiaries, representative offices and subsidiary foreign banks. The Firm’s principal operating subsidiary outside the U.S. is J.P. Morgan Securities plc, a U.K.-based subsidiary of JPMorgan Chase Bank, N.A.
The Firm’s website is www.jpmorganchase.com. JPMorgan Chase makes available on its website, free of charge, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after it electronically files or furnishes such material to the U.S. Securities and Exchange Commission (the “SEC”) at www.sec.gov. JPMorgan Chase makes new and important information about the Firm available on its website at https://www.jpmorganchase.com, including on the Investor Relations section of its website at https://www.jpmorganchase.com/ir. Information on the Firm's website is not incorporated by reference into this 2021 Form 10-K or the Firm’s other filings with the SEC. The Firm has adopted, and posted on its website, a Code of Conduct for all employees of the Firm and a Code of Ethics for its Chairman and Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and all other professionals of the Firm worldwide serving in a finance, accounting, treasury, tax or investor relations role.

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
Competition
JPMorgan Chase and its subsidiaries and affiliates operate in highly competitive environments. Competitors include other banks, brokerage firms, investment banking companies, merchant banks, hedge funds, commodity trading companies, private equity firms, insurance companies, mutual fund companies, investment managers, credit card companies, mortgage banking companies, trust companies, securities processing companies, automobile financing companies, leasing companies, e-commerce and other internet-based companies, financial technology companies, and other companies engaged in providing similar and new products and services. The Firm’s businesses generally compete on the basis of the quality and variety of the Firm’s products and services, transaction execution, innovation, reputation and price. Competition also varies based on the types of clients, customers, industries and geographies served. With respect to some of its geographies and products, JPMorgan Chase competes globally; with respect to others, the Firm competes on a national or regional basis. New competitors in the financial services industry continue to emerge, including firms that offer products and services solely through the internet and non-financial companies that offer payment or loan products.

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
Global workforce
As of December 31, 2021, JPMorgan Chase had 271,025 employees globally, an increase of 15,674 employees from the prior year. The Firm’s employees are located in 62 countries, with over 60% of the Firm’s employees located in the U.S. The following table presents the distribution of the Firm’s global workforce by region and by LOB and Corporate as of December 31, 2021:

Employee Breakdown by Region		Employee Breakdown by LOB and Corporate
Region	Employees	LOB	Employees
North America	169,090	CCB	128,863
Europe/Middle East/Africa	24,260	CIB	67,546
Latin America/Caribbean	4,140	CB	12,902
Asia-Pacific	73,535	AWM	22,762
Total Firm	271,025	Corporate	38,952
		Total Firm	271,025
Diversity, equity and inclusion
In connection with its diversity initiatives, the Firm periodically requests that its employees and Board members self-identify based on specified diversity categories. The following table presents information on self-identifications as of December 31, 2021. The information according to Equal Employment Opportunity (“EEO”) race/ethnicity categories and gender is based on U.S. and global employees, respectively, who self-identified. Race/ethnicity and gender information reflects all members of the Operating Committee and the Board of Directors. Information on LGBT+ and veteran statuses is based on U.S. employees, and all members of the Operating Committee and the Board of Directors. Information on disability status is based on all U.S. employees and all members of the Operating Committee.

December 31, 2021	Total employees	Senior level employees(e)	Operating Committee	Board of Directors
Race/Ethnicity(a):
White	46%	77%	84%	90%
Hispanic	20%	6%	11%	—
Asian	17%	11%	5%	—
Black	14%	5%	—	10%
Other(b)	3%	1%	—	—

Gender(c):
Men	51%	74%	63%	60%
Women	49%	26%	37%	40%

LGBT+(d)	4%	2%	5%	—
Military veterans(d)	3%	2%	—	—
People with disabilities(d)	4%	2%	—	—	(f)

(a)Based on EEO metrics. Presented as a percentage of the respective populations who self-identified race/ethnicity: 96% and 95% of the Firm’s total U.S.-based employees and U.S.-based senior level employees, respectively, and all members of the Operating Committee and the Board of Directors. Information for the Operating Committee includes two members who are based outside of the U.S.
(b)Other includes American Indian or Alaskan Native, Native Hawaiian or Other Pacific Islander, and two or more races/ethnicities.
(c)Presented as a percentage of the respective populations who self-identified gender: 99% of each of the Firm’s total global employees and global senior level employees, and all members of the Operating Committee and the Board of Directors.
(d)Presented as a percentage of total U.S.-based employees, total U.S.-based senior level employees, all members of the Operating Committee, and all members of the Board of Directors, respectively.
(e)Senior level employees represents employees with the titles of Managing Director and above.
(f)The Firm did not request members of the Board of Directors to self-identify disability status.

Firm culture
The foundations of JPMorgan Chase’s culture are its core values and How We Do Business Principles, which are fundamental to the Firm’s success and are represented by four central corporate tenets: exceptional client service; operational excellence; a commitment to integrity, fairness and responsibility; and cultivation of a great team and winning culture. The Firm maintains its focus on its culture of inclusion and respect, which is reinforced by its Code of Conduct and through increasing employee awareness and education, communication and training. An important part of these efforts includes the Firm’s Business Resource Groups, which are groups of employees who support JPMorgan Chase’s diversity, equity and inclusion strategies by leveraging the unique perspectives of their members. The Firm has global Diversity, Equity & Inclusion centers of excellence, several of which were launched in 2021, that lead the Firm’s strategy in supporting its commitments to create more equity and lasting impact in communities, and strengthen its inclusive culture.
Attracting and retaining employees
The goal of JPMorgan Chase’s recruitment efforts is to attract and hire talented individuals in all roles and at all career levels. The Firm strives to provide both external candidates and internal employees who are seeking a different role with challenging and stimulating career opportunities. These opportunities range from internship training programs for students to entry-level, management and executive careers. During 2021, approximately two thirds of the Firm’s employment opportunities were filled by external candidates, with the remainder filled by existing employees.
Diversity is an important area of focus throughout the Firm’s hiring process. JPMorgan Chase engages in efforts aimed at hiring diverse talent, including initiatives focused on gender, underrepresented ethnic groups, LGBT+ individuals, people with disabilities, veterans and others. The Firm’s global Diversity, Equity & Inclusion centers of excellence seek to increase representation of and advance career opportunities for talented diverse individuals across the Firm through initiatives such as career coaching and mentorship.
JPMorgan Chase offers a competitive fellowship program that seeks to attract accomplished individuals who have taken a career break and wish to return to the workforce. In addition, where appropriate, the Firm’s hiring practices focus on the skills of a job candidate rather than degrees held.
Developing employees
JPMorgan Chase supports the professional development and career growth of its employees. An onboarding training curriculum is required for new hires, which covers Code of Conduct, compliance and cybersecurity, among other topics. In addition, the Firm offers extensive training programs to all employees, covering a broad variety of topics such as leadership, change management, analytical thinking, culture and conduct, diversity, equity and inclusion, and risk and controls. Leadership Edge, the Firm’s global leadership development Center of Excellence, is focused on creating one Firm leadership culture.
Compensation and benefits
The Firm provides market-competitive compensation and benefits programs. JPMorgan Chase’s compensation philosophy provides the guiding principles that drive compensation-related decisions across the Firm, including pay-for-performance, responsiveness and alignment with shareholder interests, reinforcement of the Firm’s culture and How We Do Business Principles, and integration of risk, controls and conduct considerations. The Firm’s commitment to diversity, equity and inclusion for all employees includes compensation review processes that seek to ensure that the Firm’s employees are paid equitably and competitively for the work they do.
The Firm also supports employees’ well-being. JPMorgan Chase offers an extensive benefits and wellness package to employees and their families, including healthcare coverage, retirement benefits, life and disability insurance, on-site health and wellness centers, employee assistance programs, competitive vacation and leave policies, backup child care arrangements, tuition reimbursement programs, mental health counseling and support, and financial coaching. The Firm has taken action to protect and support its employees during the COVID-19 pandemic, including continued implementation of health and safety protocols, and providing additional benefits. For more information on the Firm’s response to the COVID-19 pandemic, refer to Business Developments on page 50.

Part I
Supervision and regulation
The Firm is subject to extensive and comprehensive regulation under U.S. federal and state laws, as well as the applicable laws of the jurisdictions outside the U.S. in which the Firm does business.
Financial holding company:
Consolidated supervision. JPMorgan Chase & Co. is a bank holding company (“BHC”) and a financial holding company (“FHC”) under U.S. federal law, and is subject to comprehensive consolidated supervision, regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Federal Reserve acts as the supervisor of the consolidated operations of BHCs. Certain of JPMorgan Chase’s subsidiaries are also regulated directly by additional authorities based on the activities or licenses of those subsidiaries.
JPMorgan Chase’s national bank subsidiary, JPMorgan Chase Bank, N.A., is supervised and regulated by the Office of the Comptroller of the Currency (“OCC”) and, with respect to certain matters, by the Federal Deposit Insurance Corporation (the “FDIC”).
JPMorgan Chase’s U.S. broker-dealers are supervised and regulated by the Securities and Exchange Commission (“SEC”) and the Financial Industry Regulatory Authority (“FINRA”). Subsidiaries of the Firm that engage in certain futures-related and swaps-related activities are supervised and regulated by the Commodity Futures Trading Commission (“CFTC”). J.P. Morgan Securities plc is a U.K.-based bank regulated by the U.K. Prudential Regulation Authority (the “PRA”) and the U.K. Financial Conduct Authority (“FCA”).
The Firm’s other non-U.S. subsidiaries are regulated by the banking, securities, prudential and conduct regulatory authorities in the countries in which they operate.
Permissible business activities. The Bank Holding Company Act restricts BHCs from engaging in business activities other than the business of banking and certain closely-related activities. FHCs can engage in a broader range of financial activities. The Federal Reserve has the authority to limit an FHC’s ability to conduct otherwise permissible activities if the FHC or any of its depository institution subsidiaries ceases to meet applicable eligibility requirements. The Federal Reserve may also impose corrective capital and/or managerial requirements on the FHC, and if deficiencies are persistent, may require divestiture of the FHC’s depository institutions. If any depository institution controlled by an FHC fails to maintain a satisfactory rating under the Community Reinvestment Act, the Federal Reserve must prohibit the FHC and its subsidiaries from engaging in any new activities other than those permissible for BHCs, or acquiring a company engaged in such activities.
Capital and liquidity requirements. The Federal Reserve establishes capital, liquidity and leverage requirements for JPMorgan Chase that are generally consistent with the international Basel III capital and liquidity framework and evaluates the Firm’s compliance with those requirements. The OCC establishes similar requirements for JPMorgan Chase Bank, N.A. Certain of the Firm’s non-U.S. subsidiaries and branches are also subject to local capital and liquidity requirements.
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
Refer to Capital Risk Management on pages 86-96 and Liquidity Risk Management on pages 97-104 .
Stress tests. As a large BHC, JPMorgan Chase is subject to supervisory stress testing administered by the Federal Reserve as part of the Federal Reserve’s annual Comprehensive Capital Analysis and Review (“CCAR”) framework. The Firm must conduct annual company-run stress tests and must also submit an annual capital plan to the Federal Reserve, taking into account the results of separate stress tests designed by the Firm and the Federal Reserve. The Federal Reserve uses the results under the severely adverse scenario from its supervisory stress test to determine the Firm’s Stress Capital Buffer (“SCB”) requirement for the coming year, which forms part of the Firm’s applicable capital buffers. The Firm is required to file its annual CCAR submission on April 5, 2022. The Federal Reserve will notify the Firm of its indicative SCB requirement by June 30, 2022 and final SCB requirement by August 31, 2022. The Firm’s final SCB requirement will become effective on October 1, 2022. The OCC requires JPMorgan Chase Bank, N.A. to perform separate, similar stress tests annually. The Firm publishes each year the results of the annual stress tests for the Firm and JPMorgan Chase Bank, N.A. under the supervisory “severely adverse” scenarios provided by the Federal Reserve and the OCC.
Refer to Capital Risk Management on pages 86-96 for more information concerning the Firm’s CCAR.
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
Resolution and recovery. The Firm is required to maintain a comprehensive recovery plan, updated annually, summarizing the actions it would take to avoid failure by remaining well-capitalized and well-funded in the case of an adverse event. In addition, JPMorgan Chase Bank, N.A. is required to prepare and submit a recovery plan as directed by the OCC. The Firm is required to submit periodically to the Federal Reserve and the FDIC a plan for resolution in the event of material distress or failure (a “resolution plan”). In 2019, the FDIC and Federal Reserve revised the regulations governing resolution plan requirements, and on the basis of those revisions, the Firm’s resolution plan submissions will alternate between “targeted” and “full” plans. The Firm’s “targeted” resolution plan was filed on June 28, 2021. JPMorgan Chase Bank, N.A. is also required to prepare and submit a separate resolution plan as directed by the FDIC.
Certain of the Firm’s non-U.S. subsidiaries and branches are also subject to local resolution and recovery planning requirements.
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
Regulation of acquisitions. Acquisitions by BHCs and their banks are subject to requirements, limitations and prohibitions established by law and by the Federal Reserve and the OCC. For example, FHCs and BHCs are required to obtain the approval of the Federal Reserve before they acquire more than 5% of the voting shares of an unaffiliated bank. In addition, acquisitions by financial companies are prohibited if, as a result of the acquisition, the total liabilities of the financial company would exceed 10% of the total liabilities of all financial companies. Furthermore, for certain acquisitions, the Firm must provide written notice to the Federal Reserve prior to acquiring direct or indirect ownership or control of any voting shares of any company with over $10 billion in assets that is engaged in activities that are “financial in nature.”
Ongoing obligations. The Firm is subject to obligations under the terms of a Deferred Prosecution Agreement entered into with the Department of Justice on September 29, 2020 relating to precious metals and U.S. Treasuries markets investigations as well as under a related order issued by the CFTC.
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

Part I
investments in stock or securities of, and derivatives, securities lending and certain other transactions with, JPMorgan Chase & Co. and certain other affiliates. These restrictions prevent JPMorgan Chase & Co. and other affiliates from borrowing from such subsidiaries unless the loans are secured in specified amounts and comply with certain other requirements.
Dividend restrictions. Federal law imposes limitations on the payment of dividends by national banks, such as JPMorgan Chase Bank, N.A. Refer to Note 26 for the amount of dividends that JPMorgan Chase Bank, N.A. could pay, at January 1, 2022, to JPMorgan Chase without the approval of the banking regulators. The OCC and the Federal Reserve also have authority to prohibit or limit the payment of dividends of a bank subsidiary that they supervise if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the bank.
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
In September 2021, the Firm launched a retail bank in the U.K. operating through J.P. Morgan Europe Limited (“JPMEL”) and acquired Nutmeg Saving and Investment Limited, a U.K. online digital investment manager (“Nutmeg”). JPMEL is regulated by the PRA, and both JPMEL and Nutmeg are regulated by the FCA with respect to their conduct of financial services in the U.K., including obligations relating to the fair treatment of customers. JPMEL is also regulated by the U.K. Payment Systems Regulator with respect to its operation and use of payment systems. In addition, the retail businesses of JPMEL and Nutmeg are subject to U.K. consumer-protection legislation.
Securities and broker-dealer regulation:
The Firm conducts securities underwriting, dealing and brokerage activities in the U.S. through J.P. Morgan Securities LLC and other non-bank broker-dealer subsidiaries, all of which are subject to regulations of the SEC, FINRA and the New York Stock Exchange, among others. The Firm conducts similar securities activities outside the U.S. subject to local regulatory requirements. In the U.K., those activities are conducted by J.P. Morgan Securities plc. Broker-dealers are subject to laws and regulations covering all aspects of the securities business, including sales and trading practices, securities offerings, publication of research reports, use of customer funds, the financing of client purchases, capital structure, record-keeping and retention, and the conduct of their directors, officers and employees. Refer to Broker-dealer regulatory capital on page 96 for information concerning the capital of J.P. Morgan Securities LLC and J.P. Morgan Securities plc.
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
Derivatives regulation:
The Firm is subject to comprehensive regulation of its derivatives businesses, including regulations that impose capital and margin requirements, require central clearing of standardized over-the-counter (“OTC”) derivatives, mandate that certain standardized OTC swaps be traded on regulated trading venues, and provide for reporting of certain mandated information. JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC and J.P. Morgan Securities plc are registered with the CFTC as “swap dealers”. In addition, JPMorgan Chase Bank, N.A. and J.P. Morgan Securities LLC registered with the SEC as “security-based swap dealers” effective November 2021. As a result, these entities are subject to a comprehensive regulatory framework applicable to their swap or security-based swap activities, including capital requirements, rules requiring the collateralization of uncleared swaps and security-based swaps, rules regarding segregation of counterparty collateral, business conduct and documentation standards, record-keeping and reporting obligations, and anti-fraud and anti-manipulation requirements. Similar requirements have also been established under the European Market Infrastructure Regulation (“EMIR”) and MiFID II, as implemented in the EU and as adopted in the U.K.

J.P. Morgan Securities LLC is also registered with the CFTC as a futures commission merchant and is a member of the National Futures Association.
Data, privacy and security regulation:
The Firm and its subsidiaries are subject to numerous U.S. federal, state and local as well as international laws, rules and regulations concerning data that are central to the Firm’s businesses, functions and operations. These include laws, rules and regulations relating to data protection, privacy, data use, confidentiality, secrecy, cybersecurity, technology, artificial intelligence, data localization and storage, data retention and destruction, disclosure, transfer, availability, integrity and other similar matters. Numerous jurisdictions have passed laws, rules and regulations in these areas and many are considering new or updated ones that could affect the Firm’s businesses. Many of these laws apply not only to the Firm’s transactions with third parties but also to interactions between and among the Firm’s own affiliates and subsidiaries. The application, interpretation and enforcement of these laws, rules and regulations are often uncertain, particularly in light of new and rapidly evolving data-driven technologies and significant increase in computing power. These laws, rules and regulations are constantly evolving, remain a focus of regulators globally, may be enforced by private parties or government bodies, and will continue to have a significant impact on all of the Firm’s businesses and operations.
The Bank Secrecy Act and Economic Sanctions:
The Bank Secrecy Act (“BSA”) requires all financial institutions, including banks and securities broker-dealers, to establish a risk-based system of internal controls reasonably designed to prevent money laundering and the financing of terrorism. The BSA includes a variety of record-keeping and reporting requirements, as well as due diligence/know-your-customer documentation requirements. The Firm is also subject to the regulations and economic sanctions programs administered by the U.S. Treasury’s Office of Foreign Assets Control (“OFAC”). In addition, the EU and the U.K. have adopted various economic sanctions programs targeted at entities or individuals that are, or are located in countries that are, involved in terrorism, hostilities, embezzlement or human rights violations. The Firm is also subject to economic sanctions laws, rules and regulations in other jurisdictions in which it operates, including those that conflict with or prohibit a firm such as JPMorgan Chase from complying with certain laws, rules and regulations to which it is otherwise subject.
Anti-Corruption:
The Firm is subject to laws and regulations relating to corrupt and illegal payments to government officials and others in the jurisdictions in which it operates, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act.
Compensation practices:
The Firm’s compensation practices are subject to oversight by the Federal Reserve, as well as other agencies. The
Federal Reserve has jointly issued guidance with the FDIC and the OCC that is designed to ensure that incentive compensation paid by banking organizations does not encourage imprudent risk-taking that threatens the organizations’ safety and soundness. The Financial Stability Board (“FSB”) has also established standards covering compensation principles for banks. The Firm’s compensation practices are also subject to regulation and oversight by regulators in other jurisdictions, notably the Fifth Capital Requirements Directive (“CRD V”), as implemented in the EU and as adopted in the U.K, which includes compensation-related provisions. The European Banking Authority has instituted guidelines on compensation policies including under CRD V which in certain countries, such as Germany, are implemented or supplemented by local regulations or guidelines. The U.K. regulators have also instituted guidelines on CRD V compensation policies. The Firm expects that the implementation of regulatory guidelines regarding compensation in the U.S. and other countries will continue to evolve, and may affect the manner in which the Firm structures its compensation programs and practices.
Other significant international regulatory initiatives:
Policymakers in the U.K. and EU continue to implement an extensive program of regulatory enhancements relating to financial services, several key elements of which are discussed below.
U.K. and EU policymakers have recently proposed changes to the Markets in Financial Instruments Directive (“MiFID II”). MiFID II, which requires the trading of shares and certain standardized OTC derivatives to take place on trading venues and also significantly enhanced requirements for pre- and post-trade transparency, transaction reporting and investor protection, and introduced a position limits and reporting regime for commodities. In November 2021, the European Commission published a draft legislative proposal for amendments to MiFID II focused on changes to the transparency and market structure rules, including the proposed creation of a consolidated tape intended to provide investors with a holistic view of trading across the EU. This legislation is subject to review by the European Parliament and Council.
In the U.K., Her Majesty’s Treasury (“HMT”) and the FCA have undertaken a review of MiFID II, as adopted in the U.K. In July 2021, HMT published its ‘Wholesale Markets Review’ consultation, which proposed a broad range of changes covering most parts of the MiFID II legislation. HMT is expected to release its related policy statement in the first quarter of 2022. Detailed consultations with specific rule proposals relating to the HMT policy statement are expected from the FCA during 2022.
In November 2021, EU legislators agreed to delay implementation of the mandatory buy-in rules required under the Central Securities Depositories Regulation (“CSDR”), which were previously scheduled to become effective on February 1, 2022. In the interim, the European Securities and Markets Authority published a letter

Part I
directing EU competent authorities to not prioritize supervisory action against firms under the CSDR. The U.K. previously announced in July 2020 that it would not be adopting the CSDR settlement discipline regime, which includes both the buy-in regime and the penalty regime.
The U.K. and EU have also proposed various reforms for the derivatives market, including proposed amendments to clearing obligations (“CO”) under the European Markets and Infrastructure Regulation and to derivatives trading obligations (“DTO”) under the Markets in Financial Instruments Regulation, including issuing final rules to change the CO and DTO to reflect industry transition away from IBORs to risk-free reference rates.
The finalized Basel III capital and liquidity standards for banks and investment firms, including in relation to the leverage ratio, counterparty credit risk capital, large exposures and the net stable funding ratio, have been implemented through legislation that became effective in the EU in June 2021 and in the U.K. on January 1, 2022. The Firm’s banking entities in the U.K. and EU will also be required to comply with certain changes made by the Basel Committee to the Basel III framework, including revisions to the credit risk and operational risk calculation methods, when they are implemented in those jurisdictions. EU legislation also requires that certain non-EU banks operating in the EU establish an intermediate parent undertaking (“IPU”) located in the EU. The IPU legislation allows a second IPU to be established if a single IPU would conflict with “home country” bank separation rules or impede resolvability. The Firm will be required to comply with the EU’s IPU requirements, to the extent applicable, by December 30, 2023.
The Firm’s banking entities in the U.K. and EU are subject to supervisory expectations published by the PRA and European Central Bank (“ECB”), respectively, for management of financial risks arising from climate change. These supervisory expectations address bank strategy, governance, risk management, scenario analysis, risk reporting and disclosure.

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
Summary
The principal risk factors that could adversely affect JPMorgan Chase’s business, results of operations, financial condition, capital position, liquidity, competitive position or reputation include:
•Risks related to the COVID-19 pandemic, including the ongoing effects of the pandemic which could harm the global economy and negatively affect JPMorgan Chase’s businesses.
•Regulatory risks, including the impact that applicable laws, rules and regulations in the highly-regulated financial services industry, as well as changes to or in the application, interpretation or enforcement of those laws, rules and regulations, can have on JPMorgan Chase’s business and operations; the ways in which differences in financial services regulation in different jurisdictions or with respect to certain competitors can disadvantage JPMorgan Chase’s business; the penalties and collateral consequences, and higher compliance and operational costs, that JPMorgan Chase may incur when resolving a regulatory investigation; risks associated with complying with anti-money laundering, economic sanctions and anti-corruption laws; the ways in which less predictable legal and regulatory frameworks in certain countries can negatively impact JPMorgan Chase’s operations and financial results; and the losses that security holders will absorb if JPMorgan Chase were to enter into a resolution.
•Political risks, including the potential negative effects on JPMorgan Chase’s businesses due to economic uncertainty or instability caused by political developments.
•Market risks, including the effects that economic and market events and conditions, governmental policies, changes in interest rates and credit spreads, and market fluctuations can have on JPMorgan Chase’s consumer and wholesale businesses and its investment and market-making positions.
•Credit risks, including potential negative effects from adverse changes in the financial condition of clients, customers, counterparties, custodians and central counterparties; and the potential for losses due to declines in the value of collateral in stressed market conditions or from concentrations of credit and market risk.
•Liquidity risks, including the risk that JPMorgan Chase’s liquidity could be impaired by market-wide illiquidity or disruption, unforeseen liquidity or capital requirements, the inability to sell assets, default by a significant market participant, unanticipated outflows of cash or collateral, or lack of market or customer confidence in JPMorgan Chase; the dependence of JPMorgan Chase & Co. on the cash flows of its subsidiaries; the adverse effects that any downgrade in any of JPMorgan Chase’s credit ratings may have on its liquidity and cost of funding; and potential negative impacts on JPMorgan Chase’s funding, investments and financial products, as well as litigation risks, associated with the transition from U.S. dollar LIBOR and other benchmark rates.
•Capital risks, including the risk that any failure by or inability of JPMorgan Chase to maintain the required level and composition of capital, or unfavorable changes in applicable capital requirements, could limit JPMorgan Chase’s ability to distribute capital to shareholders or to support its business activities.
•Operational risks, including risks associated with JPMorgan Chase’s dependence on its operational systems and the competence, integrity, health and safety of its employees, as well as the systems and employees of third parties and service providers; the potential negative effects of failing to identify and address operational risks related to the introduction of or changes to products, services and delivery platforms; risks from JPMorgan Chase’s exposure to operational systems of third parties; legal and regulatory risks related to safeguarding personal information; the harm that could be caused by a successful cyber attack affecting JPMorgan Chase or by other extraordinary events; risks associated with JPMorgan Chase’s risk management framework, its models and estimations and associated judgments used in its stress testing and financial statements, and controls over disclosure and financial reporting; and potential adverse effects of failing to comply with heightened regulatory and other standards for the oversight of vendors and other service providers.
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

Part I
•Reputation risks, including the potential adverse effects on JPMorgan Chase’s relationships with its clients, customers, shareholders, regulators and other stakeholders that could arise from employee misconduct, security breaches, inadequate risk management, compliance or operational failures, litigation and regulatory investigations, failure to satisfy expectations concerning social and environmental concerns, failure to effectively manage conflicts of interest or to satisfy fiduciary obligations, or other factors that could damage JPMorgan Chase’s reputation.
•Country risks, including potential impacts on JPMorgan Chase’s businesses from an outbreak or escalation of hostilities between countries or within a country or region; and the potential adverse effects of local economic, political, regulatory and social factors on JPMorgan Chase’s business and revenues in certain countries.
•People risks, including the criticality of attracting and retaining qualified and diverse employees; and the potential adverse effects of unfavorable changes in immigration or travel policies on JPMorgan Chase’s workforce.
•Legal risks relating to litigation and regulatory and government investigations.
The above summary is subject in its entirety to the discussion of the risk factors set forth below.

COVID-19 Pandemic
Ongoing effects of the COVID-19 pandemic could harm the global economy and negatively affect JPMorgan Chase’s businesses.
On March 11, 2020, the World Health Organization declared the outbreak of a strain of novel coronavirus disease, COVID-19, to be a global pandemic. The COVID-19 pandemic and governmental responses to the pandemic, which included the institution of social distancing and shelter-in-place requirements in certain areas of the U.S. and other countries, resulted in adverse impacts on global economic conditions, including:
•significant disruption and volatility in the financial markets
•significant disruption of global supply chains, and
•closures of many businesses, leading to loss of revenues and increased unemployment.
The adverse economic conditions caused by the pandemic have had a negative impact on certain of JPMorgan Chase’s businesses and results of operations, including:
•reduction in demand for certain products and services from JPMorgan Chase’s clients and customers, resulting in lower revenue, and
•increases in the allowance for credit losses during the early stages of the pandemic.
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
The extent to which the COVID-19 pandemic negatively affects JPMorgan Chase’s businesses, results of operations and financial condition, as well as its regulatory capital and liquidity ratios, will depend on future developments that are uncertain and cannot be fully predicted, including:
•the ultimate scope and duration of the pandemic
•the effectiveness and acceptance of vaccines, and their availability in certain regions
•actions taken by governmental authorities and other third parties in response to the pandemic, and
•the effect that the pandemic or any prolongation or worsening of the pandemic may have on the pace of economic growth, inflation, the strength of labor markets, particularly in light of the expiration of government assistance programs, and the potential for changes in consumer behavior that could have longer-term impacts on certain economic sectors.
In addition, JPMorgan Chase's participation in U.S. government programs designed to support individuals, households and businesses impacted by the economic disruptions caused by the COVID-19 pandemic, whether directly or indirectly, including on behalf of customers and clients or by affiliated entities, newly-acquired businesses or companies in which JPMorgan Chase has made principal investments, could be criticized and subject JPMorgan Chase to:
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
Regulatory
JPMorgan Chase’s businesses are highly regulated, and the laws, rules and regulations that apply to JPMorgan Chase have a significant impact on its business and operations.
JPMorgan Chase is a financial services firm with operations worldwide. JPMorgan Chase must comply with the laws, rules and regulations that apply to its operations in all of the jurisdictions around the world in which it does business. Regulation of the financial services industry is extensive.
The regulation and supervision of financial services firms has expanded significantly over an extended period of time. The increased regulation and supervision of JPMorgan Chase has affected the way that it conducts its business and structures its operations. JPMorgan Chase could be required to make further changes to its business and operations in response to expanded supervision or to new or changed laws, rules and regulations. These types of developments could result in JPMorgan Chase incurring additional costs in connection with complying with applicable laws, rules and regulations, which could reduce its profitability. Furthermore, JPMorgan Chase’s entry into or acquisition of a new business or an increase in its principal investments may require JPMorgan Chase to comply with additional laws, rules, and regulations.
In response to new and existing laws, rules and regulations and expanded supervision, JPMorgan Chase has in the past been and could in the future be, required to:
•limit the products and services that it offers
•reduce the liquidity that it can provide through its market-making activities
•refrain from engaging in business opportunities that it might otherwise pursue
•pay higher taxes, assessments, levies or other governmental charges, including in connection with the resolution of tax examinations
•incur losses with respect to fraudulent transactions perpetrated against its customers
•dispose of certain assets, and do so at times or prices that are disadvantageous
•impose restrictions on certain business activities, or
•increase the prices that it charges for products and services, which could reduce the demand for them.
In particular, JPMorgan Chase’s businesses and results of operations could be adversely impacted by changes in laws, rules and regulations, or changes in the application, interpretation or enforcement of laws, rules and regulations, that:
•proscribe or institute more stringent restrictions on certain financial services activities
•impose new requirements relating to the impact of business activities on environmental, social and governance (“ESG”) concerns, the management of risks associated with those concerns and the offering of products intended to achieve ESG-related objectives, or
•introduce changes to antitrust or anti-competition laws, rules and regulations that adversely affect the business activities of JPMorgan Chase.
Differences in financial services regulation can be disadvantageous for JPMorgan Chase’s businesses.
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
These types of differences in the regulatory framework can result in JPMorgan Chase losing market share to competitors that are less regulated or not subject to regulation, especially with respect to unregulated financial products.

Part I
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
These types of differences, inconsistencies and conflicts in financial services regulation have required and could in the future require JPMorgan Chase to:
•divest assets or restructure its operations
•absorb increased operational, capital and liquidity costs
•change the prices that it charges for its products and services
•curtail the products and services that it offers to its customers and clients
•curtail other business opportunities, including acquisitions or principal investments, that it otherwise would have pursued, or
•incur higher costs for complying with different legal and regulatory frameworks.
Any or all of these factors could harm JPMorgan Chase’s ability to compete against other firms that are not subject to the same laws, rules and regulations or supervisory oversight, or harm JPMorgan Chase’s businesses, results of operations and profitability.
Resolving regulatory investigations can subject JPMorgan Chase to significant penalties and collateral consequences, and could result in higher compliance costs or restrictions on its operations.
JPMorgan Chase’s operations are subject to heightened oversight and scrutiny from regulatory authorities in many jurisdictions. JPMorgan Chase has paid significant fines, provided other monetary relief, incurred other penalties and experienced other repercussions in connection with resolving investigations and enforcement actions by governmental agencies. JPMorgan Chase could become subject to similar regulatory resolutions or other actions in the future, and addressing the requirements of any such resolutions or actions could result in JPMorgan Chase incurring higher operational and compliance costs, including devoting substantial resources to the required remediation, or needing to comply with other restrictions.
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
If JPMorgan Chase fails to meet the requirements of any resolution of a governmental investigation or enforcement action, or to maintain risk and control processes that meet the heightened standards and expectations of its regulators, it could be required to, among other things:
•enter into further resolutions of investigations or enforcement actions
•pay additional regulatory penalties or enter into judgments, or
•accept material regulatory restrictions on, or changes in the management of, its businesses.
In these circumstances, JPMorgan Chase could also become subject to other sanctions, or to prosecution or civil litigation with respect to the conduct that gave rise to an investigation or enforcement action.
JPMorgan Chase can face greater risks of non-compliance and incur higher operational and compliance costs under laws, rules and regulations relating to anti-money laundering, economic sanctions, embargo programs and anti-corruption.
JPMorgan Chase must comply with laws, rules and regulations throughout the world relating to anti-money laundering, economic sanctions, embargo programs and anti-corruption which can increase its risks of non-compliance and costs associated with the implementation and maintenance of complex compliance programs. A violation of any of these legal and regulatory requirements could subject JPMorgan Chase, or individual employees, to regulatory enforcement actions as well as significant civil and criminal penalties. In addition, certain national and multi-national bodies and governmental agencies outside the U.S. have adopted laws, rules or regulations that conflict with or prohibit a firm such as JPMorgan Chase from complying with laws, rules and regulations to which it is otherwise subject, creating conflict of law issues that also increase its risks of non-compliance in those jurisdictions.
JPMorgan Chase’s operations and financial results can be negatively impacted in countries with less predictable legal and regulatory frameworks.
JPMorgan Chase conducts existing and new business in certain countries in which the application of the rule of law is inconsistent or less predictable, including with respect to:
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
Requirements for the orderly resolution of JPMorgan Chase could result in JPMorgan Chase having to restructure or reorganize its businesses and could increase its funding or operational costs or curtail its businesses.
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

Part I
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
Political
Economic uncertainty or instability caused by political developments can negatively impact JPMorgan Chase’s businesses.
Political developments in the U.S. and other countries can cause uncertainty in the economic environment and market conditions in which JPMorgan Chase operates its businesses. Certain monetary, fiscal and other policy initiatives and proposals could significantly affect U.S. and global economic growth and cause higher volatility in the financial markets, including:
•monetary policies and actions taken by the Federal Reserve and other central banks or governmental authorities, including any sustained large-scale asset purchases or any suspension or reversal of those actions
•fiscal policies, including with respect to taxation and spending
•actions that governments take or fail to take in response to the effects of the COVID-19 pandemic, as well as the effectiveness of any actions taken
•isolationist foreign policies
•an outbreak or escalation of hostilities or other geopolitical instabilities
•economic sanctions
•the implementation of tariffs and other protectionist trade policies, or
•other governmental policies or actions adopted or taken in response to political or social pressures.
These types of political developments, and uncertainty about the possible outcomes of these developments, could:
•erode investor confidence in the U.S. economy and financial markets, which could potentially undermine the status of the U.S. dollar as a safe haven currency
•provoke retaliatory countermeasures by other countries and otherwise heighten tensions in diplomatic relations
•lead to the withdrawal of government support for agencies and enterprises such as the U.S. Federal National Mortgage Association and the U.S. Federal Home Loan Mortgage Corporation (together, the “U.S. GSEs”)
•increase concerns about whether the U.S. government will be funded, and its outstanding debt serviced, at any particular time
•result in periodic shutdowns of the U.S. government or governments in other countries

•increase investor reliance on actions by the Federal Reserve or other central banks, or influence investor perceptions concerning government support of sectors of the economy or the economy as a whole
•adversely affect the financial condition or credit ratings of clients and counterparties with which JPMorgan Chase does business, or
•cause JPMorgan Chase to refrain from engaging in business opportunities that it might otherwise pursue.
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
Any of these potential outcomes could cause JPMorgan Chase to suffer losses on its market-making positions or in its investment portfolio, reduce its liquidity and capital levels, increase credit risk, hamper its ability to deliver products and services to its clients and customers, and weaken its results of operations and financial condition.
Market
Economic and market events and conditions can materially affect JPMorgan Chase’s businesses and investment and market-making positions.
JPMorgan Chase’s results of operations can be negatively affected by adverse changes in any of the following:
•investor, consumer and business sentiment
•events that reduce confidence in the financial markets
•inflation or deflation
•high unemployment or, conversely, a tightening labor market
•the availability and cost of capital, liquidity and credit
•levels and volatility of interest rates, credit spreads and market prices for currencies, equities and commodities, and the duration of any changes in levels or volatility
•the economic effects of an outbreak or escalation of hostilities, terrorism or other geopolitical instabilities, cyber attacks, climate change, natural disasters, severe weather conditions, health emergencies, the spread of infectious diseases, epidemics or pandemics or other extraordinary events beyond JPMorgan Chase’s control, and
•the health of the U.S. and global economies.
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
JPMorgan Chase’s consumer businesses can be negatively affected by adverse economic conditions and governmental policies.
JPMorgan Chase’s consumer businesses are particularly affected by U.S. and global economic conditions, including:
•personal and household income distribution
•unemployment or underemployment
•prolonged periods of exceptionally low interest rates
•housing prices
•the level of inflation and its effect on prices for goods and services
•consumer and small business confidence levels, and
•changes in consumer spending or in the level of consumer debt.

Part I
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
Adverse economic conditions could also lead to an increase in delinquencies, additions to the allowance for credit losses and higher net charge-offs, which can reduce JPMorgan Chase’s earnings. These consequences could be significantly worse in certain geographies and industry segments where declining industrial or manufacturing activity has resulted in or could result in higher levels of unemployment, or where high levels of consumer debt, such as outstanding student loans, could impair the ability of customers to pay their other consumer loan obligations.
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
An adverse change in market conditions in particular segments of the economy, such as a sudden and severe downturn in oil and gas prices or an increase in commodity prices, or sustained changes in consumer behavior that affect specific economic sectors, could have a material adverse effect on clients of JPMorgan Chase whose operations or financial condition are directly or indirectly dependent on the health or stability of those market segments or economic sectors, as well as clients that are engaged in related businesses. JPMorgan Chase could incur losses on its loans and other credit commitments to clients that operate in, or are dependent on, any sector of the economy that is under stress.
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
An economic downturn or sustained changes in consumer behavior that results in shifts in consumer and business spending could also have a negative impact on certain of JPMorgan Chase’s wholesale clients, and thereby diminish JPMorgan Chase’s earnings from its wholesale operations. For example, the businesses of certain of JPMorgan Chase’s wholesale clients are dependent on consistent streams of rental income from commercial real estate properties which are owned or being built by those clients. Sustained adverse economic conditions could result in reductions in the rental cash flows that owners or developers receive from their tenants which, in turn, could depress the values of the properties and impair the ability of borrowers to service or refinance their commercial real estate loans. These consequences could result in JPMorgan Chase experiencing increases in the allowance for credit losses, higher delinquencies, defaults and charge-offs within its commercial real estate loan portfolio and incurring higher costs for servicing a larger volume of delinquent loans in that portfolio, thereby reducing JPMorgan Chase’s earnings from its wholesale businesses.

Changes in interest rates and credit spreads can adversely affect certain of JPMorgan Chase’s revenue and income streams related to its traditional banking and funding activities.
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
•the loss of deposits, including in the event that JPMorgan Chase makes incorrect assumptions about depositor behavior
•unrealized mark-to-market losses on available-for-sale (“AFS”) securities held in the investment securities portfolio
•lower net interest income if central banks introduce interest rate increases more quickly than anticipated and this results in a misalignment in the pricing of short-term and long-term borrowings
•less liquidity in the financial markets, and
•higher funding costs.
All of these outcomes could adversely affect JPMorgan Chase’s earnings or its liquidity and capital levels. Higher interest rates can also negatively affect the payment performance on loans within JPMorgan Chase’s consumer and wholesale loan portfolios that are linked to variable interest rates. If borrowers of variable rate loans are unable to afford higher interest payments, those borrowers may reduce or stop making payments, thereby causing JPMorgan Chase to incur losses and increased operational costs related to servicing a higher volume of delinquent loans.
JPMorgan Chase’s results may be materially affected by market fluctuations and significant changes in the value of financial instruments.
The value of securities, derivatives and other financial instruments which JPMorgan Chase owns or in which it makes markets can be materially affected by market fluctuations. Market volatility, illiquid market conditions and other disruptions in the financial markets may make it extremely difficult to value certain financial instruments. Subsequent valuations of financial instruments in future periods, in light of factors then prevailing, may result in significant changes in the value of these instruments. In addition, at the time of any disposition of these financial instruments, the price that JPMorgan Chase ultimately realizes will depend on the demand and liquidity in the market at that time and may be materially lower than their current fair value. Any of these factors could cause a decline in the value of financial instruments that JPMorgan Chase owns or in which it makes markets, which may have an adverse effect on JPMorgan Chase’s results of operations.
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
JPMorgan Chase routinely executes transactions with clients and counterparties such as corporations, financial institutions, asset managers, hedge funds, securities exchanges and government entities within and outside the U.S. Many of these transactions expose JPMorgan Chase to the credit risk of its clients and counterparties, and can involve JPMorgan Chase in disputes and litigation if a client or counterparty defaults. JPMorgan Chase can also be subject to losses or liability where a financial institution that it has appointed to provide custodial services for client assets or funds becomes insolvent as a result of fraud or the failure to abide by existing laws and obligations.

A default by, or the financial or operational failure of, a CCP through which JPMorgan Chase executes contracts would require JPMorgan Chase to replace those contracts, thereby

Part I
increasing its operational costs and potentially resulting in losses. In addition, JPMorgan Chase can be exposed to losses if a member of a CCP in which JPMorgan Chase is also a member defaults on its obligations to the CCP because of requirements that each member of the CCP absorb a portion of those losses. Furthermore, JPMorgan Chase can be subject to bearing its share of non-default losses incurred by a CCP, including losses from custodial, settlement or investment activities or due to cyber or other security breaches.
As part of its clearing services activities, JPMorgan Chase is exposed to the risk of nonperformance by its clients, which it seeks to mitigate by requiring clients to provide adequate collateral. JPMorgan Chase is also exposed to intra-day credit risk of its clients in connection with providing cash management, clearing, custodial and other transaction services to those clients. If a client for which JPMorgan Chase provides these services becomes bankrupt or insolvent, JPMorgan Chase may incur losses, become involved in disputes and litigation with one or more CCPs, the client’s bankruptcy estate and other creditors, or be subject to regulatory investigations. All of the foregoing events can increase JPMorgan Chase’s operational and litigation costs, and JPMorgan Chase may suffer losses to the extent that any collateral that it has received is insufficient to cover those losses.
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
During periods of market stress or illiquidity, JPMorgan Chase’s credit risk may be further increased when:
•JPMorgan Chase fails to realize the fair value of the collateral it holds
•collateral is liquidated at prices that are not sufficient to recover the full amount owed to it, or
•counterparties are unable to post collateral, whether for operational or other reasons.
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
For example, a significant deterioration in the credit quality of one of JPMorgan Chase’s borrowers or counterparties could lead to concerns about the creditworthiness of other borrowers or counterparties in similar, related or dependent industries. This type of interrelationship could exacerbate JPMorgan Chase’s credit, liquidity and market risk exposure and potentially cause it to incur losses, including fair value losses in its market-making businesses and investment portfolios. In addition, JPMorgan Chase may be required to increase the allowance for credit losses with respect to certain clients or industries in order to align with directives or expectations of its banking regulators.
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
JPMorgan Chase’s liquidity could be impaired at any given time by factors such as:
•market-wide illiquidity or disruption
•unforeseen liquidity or capital requirements, including as a result of changes in laws, rules and regulations
•inability to sell assets, or to sell assets at favorable times or prices
•default by a CCP or other significant market participant
•unanticipated outflows of cash or collateral
•unexpected loss of consumer deposits or higher than anticipated draws on lending-related commitments, and
•lack of market or customer confidence in JPMorgan Chase or financial institutions in general.
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
More generally, if JPMorgan Chase fails to effectively manage its liquidity, this could constrain its ability to fund or invest in its businesses and subsidiaries, and thereby adversely affect its results of operations.
JPMorgan Chase & Co. is a holding company and depends on the cash flows of its subsidiaries to make payments on its outstanding securities.
JPMorgan Chase & Co. is a holding company that holds the stock of JPMorgan Chase Bank, N.A. and an intermediate holding company, JPMorgan Chase Holdings LLC (the “IHC”). The IHC in turn generally holds the stock of JPMorgan Chase’s subsidiaries other than JPMorgan Chase Bank, N.A. and its subsidiaries. The IHC also owns other assets and provides intercompany lending to the holding company.
The holding company is obligated to contribute to the IHC substantially all the net proceeds received from securities issuances (including issuances of senior and subordinated debt securities and of preferred and common stock).
The ability of JPMorgan Chase Bank, N.A. and the IHC to make payments to the holding company is also limited. JPMorgan Chase Bank, N.A. is subject to regulatory restrictions on its dividend distributions, as well as capital adequacy requirements, such as the Supplementary Leverage Ratio (“SLR”), and liquidity requirements and other regulatory restrictions on its ability to make payments to the holding company. The IHC is prohibited from paying dividends or extending credit to the holding company if certain capital or liquidity thresholds are breached or if limits are otherwise imposed by JPMorgan Chase’s management or Board of Directors.
As a result of these arrangements, the ability of the holding company to make various payments is dependent on its receiving dividends from JPMorgan Chase Bank, N.A. and dividends and borrowings from the IHC. These limitations could affect the holding company’s ability to:
•pay interest on its debt securities

Part I
•pay dividends on its equity securities
•redeem or repurchase outstanding securities, and
•fulfill its other payment obligations.
These arrangements could also result in the holding company seeking protection under bankruptcy laws or otherwise entering into resolution proceedings at a time earlier than would have been the case absent the existence of the capital and liquidity thresholds to which the IHC is subject.
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
•assumptions about government support, and
•economic and geopolitical developments.
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
The reform and replacement of benchmark rates could adversely affect financial instruments issued, funded, serviced or held by JPMorgan Chase and expose it to litigation and other disputes.
Interest rate, equity, foreign exchange rate and other types of indices which are deemed to be “benchmarks,” including those in widespread and longstanding use, have been the subject of ongoing international, national and other regulatory scrutiny and initiatives for reform, including:
•changes to the rules and methodologies under which certain benchmarks are administered
•initiatives designed to discourage or prohibit the use of certain benchmarks by market participants
•the introduction of alternative reference rates to be used by market participants in lieu of certain benchmarks, and
•legislative proposals and actions providing for the replacement of reference rates under existing contracts and instruments that are linked to certain benchmarks with alternative reference rates.
Some of these reforms are already effective while others are still to be implemented or are under consideration. These and other reforms relating to benchmarks could:
•cause certain benchmarks to be substantially modified or to be permanently discontinued
•lead to disruptions in the financial markets, including in connection with the transition to alternative reference rates
•give rise to litigation and other disputes
•cause reputational harm to the extent that operational and technology systems are not sufficiently prepared for the transition to alternative reference rates, or
•have other consequences which cannot be fully anticipated.
Any of these developments, and any future initiatives to regulate, reform or change the administration of benchmarks, could result in adverse consequences to the return on, value of and market for loans, mortgages, securities, derivatives and other financial instruments whose returns are linked to any such benchmark, including those issued, funded, serviced or held by JPMorgan Chase.
Changes in the manner in which certain benchmarks are administered, or the general increased regulatory scrutiny of those benchmarks, could increase the costs and risks of administering or otherwise participating in the setting of those benchmarks and complying with regulations or requirements relating to those benchmarks. Such factors may have the effect of discouraging market participants from continuing to administer or contribute to certain benchmarks, trigger further changes in the rules or methodologies under which certain benchmarks are administered or lead to the discontinuation of certain benchmarks.
Regulators, industry bodies and other market participants in the U.S. and other countries continue to engage in initiatives to develop, introduce and encourage the use of alternative reference rates to replace certain benchmarks, and certain of these alternative rates have gained or are gaining acceptance among market participants. However, there is no assurance that:
•any of these new rates will be similar to, or produce the economic equivalent of, the benchmarks that they seek to replace
•arrangements by market participants to prepare for the discontinuation of certain benchmarks and the transition to alternative reference rates will be fully effective, or
•a particular alternative reference rate will be widely accepted by market participants, or that market acceptance of that rate will not be hindered by the introduction of other reference rates.
If a particular benchmark were to be discontinued and an alternative reference rate has not been successfully introduced or widely accepted within the market, this could result in significant adverse effects on the financial markets. For example, vast amounts of loans, mortgages, securities, derivatives and other financial instruments are linked to the London Interbank Offered Rate (“LIBOR”) benchmark. ICE Benchmark Administration, the administrator of LIBOR, has announced that the publication of the principal tenors of U.S. dollar LIBOR will cease after June 30, 2023, and significant progress has been made by regulators, industry bodies and market participants to introduce and implement the Secured Overnight Financing Rate (“SOFR”) as a replacement rate for U.S. dollar LIBOR. However, if an alternative reference rate such as SOFR has not achieved sufficient market acceptance when the publication of the principal tenors of U.S. dollar LIBOR is discontinued, or if market participants have not otherwise implemented effective transitional arrangements to address that discontinuation, this could result in widespread dislocation in the financial markets, volatility in the pricing of securities, derivatives and other instruments, and the suppression of capital markets activities, all of which could have a negative impact on JPMorgan Chase’s results of operations and on U.S. dollar LIBOR-linked securities, credit or other instruments which are issued, funded, serviced or held by JPMorgan Chase.
JPMorgan Chase could also become involved in litigation and other types of disputes with clients, customers, counterparties and investors as a consequence of the transition from U.S. dollar LIBOR and other benchmark rates to replacement rates, including claims that JPMorgan Chase has:
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
JPMorgan Chase is subject to various regulatory capital requirements, including leverage- and risk-based capital requirements. In addition, as a Globally Systemically Important Bank (“GSIB”), JPMorgan Chase is required to hold additional capital buffers, including a GSIB surcharge, a SCB, and a countercyclical buffer, each of which is reassessed at least annually. The amount of capital that JPMorgan Chase is required to hold in order to satisfy these leverage-and risk-based requirements could increase at any given time due to factors such as:
•actions by banking regulators, including changes in laws, rules, and regulations
•actions taken by the Federal Reserve or the U.S. government in response to the economic effects of systemic events, such as the actions taken in response to the COVID-19 pandemic which led to an expansion of the Federal Reserve balance sheet, growth in deposits held by JPMorgan Chase and other U.S. financial institutions and, consequently, an increase in leverage exposure and the GSIB surcharge
•changes in the composition of JPMorgan Chase’s balance sheet or developments that could increase risk weighted assets such as increased market risk, customer delinquencies, client credit rating downgrades or other factors, and

Part I
•increases in estimated stress losses as determined by the Federal Reserve under the Comprehensive Capital Analysis and Review, which could increase JPMorgan Chase’s SCB.
Any failure by or inability of JPMorgan Chase to maintain the required level and composition of capital, or unfavorable changes in applicable capital requirements, could have an adverse impact on JPMorgan Chase’s shareholders, such as:
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
JPMorgan Chase’s businesses rely on the ability of JPMorgan Chase’s financial, accounting, transaction execution, data processing and other operational systems to process, record, monitor and report a large number of transactions on a continuous basis, and to do so accurately, quickly and securely. In addition to proper design, installation, maintenance and training, the effective functioning of JPMorgan Chase’s operational systems depends on:
•the quality of the information contained in those systems, as inaccurate, outdated or corrupted data can significantly compromise the functionality or reliability of a particular system and other systems to which it transmits or from which it receives information, and
•the ability of JPMorgan Chase to appropriately maintain and upgrade its systems on a regular basis, and to ensure that any changes introduced to its systems are managed carefully to ensure security and operational continuity and adhere to all applicable legal and regulatory requirements.
JPMorgan Chase also depends on its ability to access and use the operational systems of its vendors, custodians and other market participants, including clearing and payment systems, CCPs, securities exchanges and data processing, security and technology companies (including those that provide cloud computing services).
The ineffectiveness, failure or other disruption of operational systems upon which JPMorgan Chase depends, including due to a systems malfunction, cyberbreach or other systems failure, could result in unfavorable ripple effects in the financial markets and for JPMorgan Chase and its clients and customers, including:
•delays or other disruptions in providing services, liquidity or information to clients and customers
•the inability to settle transactions or obtain access to funds and other assets, including those for which physical settlement and delivery is required
•failure to timely settle or confirm transactions
•the possibility that funds transfers, capital markets trades or other transactions are executed erroneously, as a result of illegal conduct or with unintended consequences
•financial losses, including due to loss-sharing requirements of CCPs, payment systems or other market infrastructures, or as possible restitution to clients and customers
•higher operational costs associated with replacing services provided by a system that is unavailable
•client or customer dissatisfaction with JPMorgan Chase’s products and services
•regulatory fines, penalties, or other sanctions against JPMorgan Chase
•loss of confidence in the ability of JPMorgan Chase, or financial institutions generally, to protect against and withstand operational disruptions, or
•harm to JPMorgan Chase’s reputation.
As the speed, frequency, volume, interconnectivity and complexity of transactions continue to increase, it can become more challenging to effectively maintain and upgrade JPMorgan Chase’s operational systems and infrastructure, especially due to the heightened risks that:
•attempts by third parties to defraud JPMorgan Chase or its clients and customers may increase, evolve or become more complex, particularly during periods of market disruption or economic uncertainty
•errors made by JPMorgan Chase or another market participant, whether inadvertent or malicious, cause widespread system disruption
•isolated or seemingly insignificant errors in operational systems compound, or migrate to other systems over time, to become larger issues
•failures in synchronization or encryption software, or degraded performance of microprocessors, could cause disruptions in operational systems, or the inability of systems to communicate with each other, and
•third parties may attempt to block the use of key technology solutions by claiming that the use infringes on their intellectual property rights.
If JPMorgan Chase’s operational systems, or those of newly-acquired businesses or of external parties on which

JPMorgan Chase’s businesses depend, are unable to meet the requirements of JPMorgan Chase’s businesses and operations or bank regulatory standards, or if they fail or have other significant shortcomings, JPMorgan Chase could be materially and adversely affected.
A successful cyber attack affecting JPMorgan Chase could cause significant harm to JPMorgan Chase and its clients and customers.
JPMorgan Chase experiences numerous attempted cyber attacks on its computer systems, software, networks and other technology assets on a daily basis from various actors, including groups acting on behalf of hostile countries, cyber-criminals, “hacktivists” (i.e., individuals or groups that use technology to promote a political agenda or social change) and others. These cyber attacks can take many forms, including attempts to introduce computer viruses or malicious code, which are commonly referred to as “malware,” into JPMorgan Chase’s systems. These attacks are often designed to:
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
The risk of a security breach due to a cyber attack could increase in the future due to factors such as:
•JPMorgan Chase’s ongoing expansion of its mobile banking and other internet-based product offerings and its internal use of internet-based products and applications, including those that use cloud computing services
•the acquisition of new businesses, and
•the increased use of remote access and third party video conferencing solutions to facilitate work-from-home arrangements for employees.
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

Part I
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
When JPMorgan Chase launches a new product or service, introduces a new platform for the delivery or distribution of products or services (including mobile connectivity, electronic trading and cloud computing), acquires or invests in a business or makes changes to an existing product, service or delivery platform, it may not fully appreciate or identify new operational risks that may arise from those changes, or may fail to implement adequate controls to mitigate the risks associated with those changes. Any significant failure in this regard could diminish JPMorgan Chase’s ability to operate one or more of its businesses or result in:
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
External operational systems with which JPMorgan is connected, whether directly or indirectly, can be sources of operational risk to JPMorgan Chase. JPMorgan Chase may be exposed not only to a systems failure or cyber attack that may be experienced by a vendor or market infrastructure with which JPMorgan Chase is directly connected, but also to a systems breakdown or cyber attack involving another party to which such a vendor or infrastructure is connected. Similarly, retailers, data aggregators and other external parties with which JPMorgan Chase’s customers do business can increase JPMorgan Chase’s operational risk. This is particularly the case where activities of customers or those parties are beyond JPMorgan Chase’s security and control systems, including through the use of the internet, cloud computing services, and personal smart phones and other mobile devices or services.
If an external party obtains access to customer account data on JPMorgan Chase’s systems, and that party experiences a cyberbreach of its own systems or misappropriates that data, this could result in a variety of negative outcomes for JPMorgan Chase and its clients and customers, including:
•heightened risk that external parties will be able to execute fraudulent transactions using JPMorgan Chase’s systems
•losses from fraudulent transactions, as well as potential liability for losses that exceed thresholds established in consumer protection laws, rules and regulations
•increased operational costs to remediate the consequences of the external party’s security breach, and
•reputational harm arising from the perception that JPMorgan Chase’s systems may not be secure.
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
Furthermore, the widespread and expanding interconnectivity among financial institutions, clearing banks, CCPs, payment processors, financial technology companies, securities exchanges, clearing houses and other financial market infrastructures increases the risk that the disruption of an operational system involving one institution or entity, including due to a cyber attack, may cause industry-wide operational disruptions that could materially affect JPMorgan Chase’s ability to conduct business.

JPMorgan Chase’s operations rely on its ability, and the ability of key external parties, to maintain appropriately-staffed workforces, and on the competence, trustworthiness, health and safety of employees.
JPMorgan Chase’s ability to operate its businesses efficiently and profitably, to offer products and services that meet the expectations of its clients and customers, and to maintain an effective risk management framework is highly dependent on its ability to staff its operations appropriately and on the competence, integrity, health and safety of its employees. JPMorgan Chase is similarly dependent on the workforces of other parties on which JPMorgan Chase’s operations rely, including vendors, custodians and financial markets infrastructures. JPMorgan Chase’s businesses could be materially and adversely affected by:
•the ineffective implementation of business decisions
•any failure to institute controls that appropriately address risks associated with business activities, or to appropriately train employees with respect to those risks and controls
•staffing shortages, particularly in tight labor markets
•a significant operational breakdown or failure, theft, fraud or other unlawful conduct, or
•other negative outcomes caused by human error or misconduct by an employee of JPMorgan Chase or of another party on which JPMorgan Chase’s operations depend.
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
JPMorgan Chase’s businesses are subject to complex and evolving laws, rules and regulations, both within and outside the U.S., governing the privacy and protection of personal information of individuals. The protected parties can include:
•JPMorgan Chase’s current, prospective and former clients and customers
•clients and customers of JPMorgan Chase’s clients and customers
•current, prospective and former employees, and
•employees of JPMorgan Chase’s vendors, counterparties and other external parties.
Ensuring that JPMorgan Chase’s collection, use, sharing and storage of personal information comply with all applicable laws, rules and regulations in all relevant jurisdictions, including where the laws of different jurisdictions are in conflict, can:
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
Not all of JPMorgan Chase’s clients, customers, vendors, counterparties and other external parties may have appropriate controls in place to protect the confidentiality of the information exchanged between them and JPMorgan Chase, particularly where information is transmitted by electronic means. JPMorgan Chase could be exposed to litigation or regulatory fines, penalties or other sanctions if personal information of clients, customers, employees or others were to be mishandled or misused, such as situations where such information is:
•erroneously provided to parties who are not permitted to have the information, or
•intercepted or otherwise compromised by unauthorized third parties.
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
In recent years, well-publicized incidents involving the inappropriate collection, use, sharing or storage of personal information have led to expanded governmental scrutiny of practices relating to the safeguarding of personal information by companies in the U.S. and other countries. That scrutiny has in some cases resulted in, and could in the future lead to, the adoption of stricter laws, rules and regulations relating to the collection, use, sharing and storage of personal information. These types of laws, rules and regulations could prohibit or significantly restrict financial services firms such as JPMorgan Chase from sharing information among affiliates or with third parties such as vendors, and thereby increase compliance costs, or could restrict JPMorgan Chase’s use of personal data when developing or offering products or services to customers. These restrictions could also inhibit JPMorgan Chase’s

Part I
development or marketing of certain products or services, or increase the costs of offering them to customers.
JPMorgan Chase’s operations, results and reputation could be harmed by occurrences of extraordinary events beyond its control.
JPMorgan Chase’s business and operational systems could be seriously disrupted, and its reputation could be harmed, by events or contributing factors that are wholly or partially beyond its control, including material instances of:
•cyber attacks
•security breaches of its physical premises, including threats to health and safety
•power, telecommunications or internet outages, or shutdowns of mass transit
•failure of, or loss of access to, technology or operational systems, including any resulting loss of critical data
•damage to or loss of property or assets of JPMorgan Chase or third parties, and any consequent injuries, including in connection with any construction projects undertaken by JPMorgan Chase
•effects of climate change
•natural disasters or severe weather conditions
•accidents such as explosions or structural failures
•health emergencies, the spread of infectious diseases, epidemics or pandemics, or
•events arising from local or larger-scale civil unrest, any outbreak or escalation of hostilities or terrorist acts.
JPMorgan Chase maintains a Firmwide resiliency program that is intended to enable it to recover critical business functions and supporting assets, including staff, technology and facilities, in the event of a business disruption, including due to the occurrence of an extraordinary event beyond its control. There can be no assurance that JPMorgan Chase’s resiliency plans will fully mitigate all potential business continuity risks to JPMorgan Chase, its clients, and customers and third parties with which it does business, or that its resiliency plans will be adequate to address the effects of simultaneous occurrences of multiple business disruption events. In addition, JPMorgan Chase’s ability to respond effectively to a business disruption event could be hampered to the extent that the members of its workforce, physical assets or systems and other support infrastructure needed to address the event are geographically dispersed, or conversely, if such an event were to occur in an area in which they are concentrated. Further, should extraordinary events or the factors that cause or contribute to those events become more chronic, the disruptive effects of those events on JPMorgan Chase’s business and operations, and on its clients, customers, counterparties and employees, could become more significant and long-lasting.
Any significant failure or disruption of JPMorgan Chase’s operations or operational systems, or the occurrence of one or more extraordinary events that are beyond its control, could:
•hinder JPMorgan Chase’s ability to provide services to its clients and customers or to transact with its counterparties
•require it to expend significant resources to correct the failure or disruption or to address the event
•cause it to incur losses or liabilities, including from loss of revenue, damage to or loss of property, or injuries
•disrupt market infrastructure systems on which JPMorgan Chase’s businesses rely
•expose it to litigation or regulatory fines, penalties or other sanctions, and
•harm its reputation.
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
JPMorgan Chase must comply with enhanced regulatory and other standards associated with doing business with vendors and other service providers, including standards relating to the outsourcing of functions as well as the performance of significant banking and other functions by subsidiaries. JPMorgan Chase incurs significant costs and expenses in connection with its initiatives to address the risks associated with oversight of its internal and external service providers. JPMorgan Chase’s failure to appropriately assess and manage these relationships, especially those involving significant banking functions, shared services or other critical activities, could materially adversely affect JPMorgan Chase. Specifically, any such failure could result in:
•potential harm to clients and customers, and any liability associated with that harm
•regulatory fines, penalties or other sanctions
•lower revenues, and the opportunity cost from lost revenues
•increased operational costs, or
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
Any inadequacy or lapse in JPMorgan Chase’s risk management framework, governance structure, practices, models or reporting systems could expose it to unexpected losses, and its financial condition or results of operations could be materially and adversely affected. Any such inadequacy or lapse could:

•hinder the timely escalation of material risk issues to JPMorgan Chase’s senior management and Board of Directors
•lead to business decisions that have negative outcomes for JPMorgan Chase
•require significant resources and time to remediate
•lead to non-compliance with laws, rules and regulations
•attract heightened regulatory scrutiny
•expose JPMorgan Chase to regulatory investigations or legal proceedings
•subject it to litigation or regulatory fines, penalties or other sanctions
•lead to potential harm to customers and clients, and any liability associated with that harm
•harm its reputation, or
•otherwise diminish confidence in JPMorgan Chase.
JPMorgan Chase relies on data to assess its various risk exposures. Any deficiencies in the quality or effectiveness of JPMorgan Chase’s data gathering, analysis and validation processes could result in ineffective risk management practices. These deficiencies could also result in inaccurate risk reporting.
Many of JPMorgan Chase’s risk management strategies and techniques consider historical market behavior and to some degree are based on management’s subjective judgment or assumptions. For example, many models used by JPMorgan Chase are based on assumptions regarding historical correlations among prices of various asset classes or other market indicators. In times of market stress, including difficult or less liquid market environments, or in the event of other unforeseen circumstances, previously uncorrelated indicators may become correlated. Conversely, previously-correlated indicators may become uncorrelated at those times. Sudden market movements and unanticipated market or economic movements could, in some circumstances, limit the effectiveness of JPMorgan Chase’s risk management strategies, causing it to incur losses.
JPMorgan Chase could recognize unexpected losses, its capital levels could be reduced and it could face greater regulatory scrutiny if its models, estimations or judgments, including those used in its financial statements, prove to be inadequate or incorrect.
JPMorgan Chase has developed and uses a variety of models and other analytical and judgment-based estimations to measure, monitor and implement controls over its market, credit, capital, liquidity, operational and other risks. JPMorgan Chase also uses internal models and estimations as a basis for its stress testing and in connection with the preparation of its financial statements under U.S. generally accepted accounting principles (“U.S. GAAP”).
These models and estimations are based on a variety of assumptions and historical trends, and are periodically reviewed and modified as necessary. The models and estimations that JPMorgan Chase uses may not be effective in all cases to identify, observe and mitigate risk due to a variety of factors, such as:
•reliance on historical trends that may not persist in the future, including assumptions underlying the models and estimations such as correlations among certain market indicators or asset prices
•inherent limitations associated with forecasting uncertain economic and financial outcomes
•historical trend information may be incomplete, or may not be indicative of severely negative market conditions such as extreme volatility, dislocation or lack of liquidity
•sudden illiquidity in markets or declines in prices of certain loans and securities may make it more difficult to value certain financial instruments
•technology that is introduced to run models or estimations may not perform as expected, or may not be well understood by the personnel using the technology
•models and estimations may contain erroneous data, valuations, formulas or algorithms, and
•review processes may fail to detect flaws in models and estimations.
JPMorgan Chase may experience unexpected losses if models, estimates or judgments used or applied in connection with its risk management activities or the preparation of its financial statements prove to have been inadequate or incorrect. For example, where quoted market prices are not available for certain financial instruments that require a determination of their fair value, JPMorgan Chase may make fair value determinations based on internally developed models or other means which ultimately rely to some degree on management estimates and judgment.
Similarly, JPMorgan Chase establishes an allowance for expected credit losses related to its credit exposures which requires difficult, subjective and complex judgments including forecasts of how economic conditions might impair the ability of JPMorgan Chase’s borrowers and counterparties to repay their loans or other obligations. These types of estimates and judgments may not prove to be accurate due to a variety of factors, as noted above. In addition, certain models used by JPMorgan Chase as a basis for the determination of the allowance for expected credit losses experienced heightened performance risk in the economic environment during the early stages of the COVID-19 pandemic. These models are based on historical experience of internally-developed macroeconomic scenarios, and when the current and forecasted environment is significantly different from the scenarios

Part I
underlying those models, JPMorgan Chase may need to apply a greater degree of judgment and analytics to inform any adjustments that it has made or may make to model outputs.
Some of the models and other analytical and judgment-based estimations used by JPMorgan Chase in managing risks are subject to review by, and require the approval of, JPMorgan Chase’s regulators. These reviews are required before JPMorgan Chase may use those models and estimations for calculating market risk RWA, credit risk RWA and operational risk RWA under Basel III. If JPMorgan Chase’s models or estimations are not approved by its regulators, it may be subject to higher capital charges, which could adversely affect its financial results or limit the ability to expand its businesses.
Lapses in controls over disclosure or financial reporting could materially affect JPMorgan Chase’s profitability or reputation.
There can be no assurance that JPMorgan Chase’s disclosure controls and procedures will be effective in every circumstance, or that a material weakness or significant deficiency in internal control over financial reporting will not occur. Any such lapses or deficiencies could result in inaccurate financial reporting which, in turn, could:
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
JPMorgan Chase’s business strategies significantly affect its competitive standing and operations. These strategies relate to:
•the products and services that JPMorgan Chase offers
•the geographies in which it operates
•the types of clients and customers that it serves
•the businesses that it acquires or in which it invests
•the counterparties with which it does business, and
•the methods and distribution channels by which it offers products and services.
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
Furthermore, JPMorgan Chase may incur costs in connection with disposing of excess properties, premises and facilities, and those costs could be material to its results of operations in a given period.
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
New competitors in the financial services industry continue to emerge. For example, technological advances and the growth of e-commerce have made it possible for non-depository institutions to offer products and services that traditionally were banking products. These advances have also allowed financial institutions and other companies to provide electronic and internet-based financial solutions, including electronic securities and cryptocurrency trading, payments processing and online automated algorithmic-based investment advice. Furthermore, both financial institutions and their non-banking competitors face the risk that payments processing and other products and services, including deposits and other traditional banking products, could be significantly disrupted by the use of new technologies, such as cryptocurrencies and other applications that use secure distributed ledgers, that require no intermediation. New technologies have required and could require JPMorgan Chase to spend more to modify or adapt its products to attract and retain clients and customers or to match products and services offered by its competitors, including technology companies. In addition, new technologies may be used by customers, or breached or infiltrated by third parties, in unexpected ways, which can increase JPMorgan Chase’s costs for complying with laws, rules and regulations that apply to the offering of products and services through those technologies and reduce the income that JPMorgan Chase earns from providing products and services through those technologies.
Ongoing or increased competition may put pressure on the pricing for JPMorgan Chase’s products and services or may cause JPMorgan Chase to lose market share, particularly with respect to traditional banking products. This competition may be on the basis of quality and variety of products and services offered, transaction execution, innovation, reputation and price. The failure of any of JPMorgan Chase’s businesses to meet the expectations of clients and customers, whether due to general market conditions, under-performance, a decision not to offer a particular product or service, changes in client and customer expectations or other factors, could affect JPMorgan Chase’s ability to attract or retain clients and customers. Any such impact could, in turn, reduce JPMorgan Chase’s revenues. Increased competition also may require JPMorgan Chase to make additional capital investments in its businesses, or to extend more of its capital on behalf of its clients in order to remain competitive.
The effects of climate change could adversely impact JPMorgan Chase and its clients.
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
Climate-related physical risks include acute weather events, such as hurricanes and floods, and chronic shifts in the climate, such as altered distribution and intensity of rainfall, prolonged droughts or flooding, increased frequency of wildfires, rising sea levels, or a rising heat index. Climate-related physical risks could have adverse financial and other impacts on JPMorgan Chase, both directly on its business and operations and as a result of impacts to its clients and customers, including:
•declines in asset values, including due to the destruction or degradation of property
•reduced availability of insurance
•significant interruptions to business operations, including supply chain disruption, and
•systemic changes to geographies, regional economies and sectors, and any resulting population migration or unemployment.
Transition risks arise from the process of adjusting to a low-carbon economy. In addition to possible changes in climate policy and financial regulation, potential transition risks may include economic and other changes engendered by the development of low-carbon technological advances (e.g., electric vehicles and renewable energy) and/or changes in consumer preferences towards low-carbon goods and services. Transition risks could be further accelerated by the occurrence of changes in the physical climate. The possible adverse impacts of transition risks to both JPMorgan Chase and its clients and customers include:
•sudden devaluation of assets, including unanticipated write-downs (“stranded assets”)
•increased operational and compliance costs driven by changes in climate policy and/or regulations
•negative consequences to business models, and the need to make changes in response to those consequences, and
•damage to JPMorgan Chase’s reputation, including as a result of any perception that its business practices are contrary to public policy or stakeholder preferences.
Both physical risks and transition risks could have negative impacts on the revenues, financial condition or creditworthiness of JPMorgan’s clients and customers, and on its exposure to those clients and customers.

Part I
Conduct
Conduct failure by JPMorgan Chase employees can harm clients and customers, impact market integrity, damage JPMorgan Chase’s reputation and trigger litigation and regulatory action.
JPMorgan Chase’s employees interact with clients, customers and counterparties, and with each other, every day. All employees are expected to demonstrate values and exhibit the behaviors that are an integral part of JPMorgan Chase’s Code of Conduct and How We Do Business Principles, including JPMorgan Chase’s commitment to “do first class business in a first class way.” JPMorgan Chase endeavors to embed conduct risk management throughout an employee’s life cycle, including recruiting, onboarding, training and development, and performance management. Conduct risk management is also an integral component of JPMorgan Chase’s promotion and compensation processes.
Notwithstanding these expectations, policies and practices, certain employees have engaged in improper or illegal conduct in the past. These instances of misconduct have resulted in litigation, and resolutions of governmental investigations or enforcement actions involving consent orders, deferred prosecution agreements, non-prosecution agreements and other civil or criminal sanctions. There is no assurance that further inappropriate or unlawful actions by employees will not occur, lead to a violation of the terms of these resolutions (and associated consequences), or that any such actions will always be detected, deterred or prevented.
JPMorgan Chase’s reputation could be harmed, and collateral consequences could result, from a failure by one or more employees to conduct themselves in accordance with JPMorgan Chase’s expectations, policies and practices, including by acting in ways that harm clients, customers, other market participants or other employees. Some examples of this include:
•improperly selling and marketing JPMorgan Chase’s products or services
•engaging in insider trading, market manipulation or unauthorized trading
•engaging in improper or fraudulent behavior in connection with government relief programs
•facilitating a transaction where a material objective is to achieve a particular tax, accounting or financial disclosure treatment that may be subject to scrutiny by governmental or regulatory authorities, or where the proposed treatment is unclear or may not reflect the economic substance of the transaction
•failing to fulfill fiduciary obligations or other duties owed to clients or customers
•violating antitrust or anti-competition laws by colluding with other market participants
•using electronic communications channels that have not been approved by JPMorgan Chase
•engaging in discriminatory behavior or harassment with respect to clients, customers or employees, or acting contrary to JPMorgan Chase’s goal of fostering a diverse and inclusive workplace
•managing or reporting risks in ways that subordinate JPMorgan Chase’s risk appetite to business performance goals or employee compensation objectives, and
•misappropriating property, confidential or proprietary information, or technology assets belonging to JPMorgan Chase, its clients and customers or third parties.
The consequences of any failure by one or more employees to conduct themselves in accordance with JPMorgan Chase’s expectations, policies or practices could include litigation, or regulatory or other governmental investigations or enforcement actions. Any of these proceedings or actions could result in judgments, settlements, fines, penalties or other sanctions, or lead to:
•financial losses
•increased operational and compliance costs
•greater scrutiny by regulators and other parties
•regulatory actions that require JPMorgan Chase to restructure, curtail or cease certain of its activities
•the need for significant oversight by JPMorgan Chase’s management
•loss of clients or customers, and
•harm to JPMorgan Chase’s reputation.
The foregoing risks could be heightened with respect to newly-acquired businesses if JPMorgan Chase fails to successfully integrate employees of those businesses or any of those employees do not conduct themselves in accordance with JPMorgan Chase's expectations, policies and practices.
Reputation
Damage to JPMorgan Chase’s reputation could harm its businesses.
Maintaining trust in JPMorgan Chase is critical to its ability to attract and retain clients, customers, investors and employees. Damage to JPMorgan Chase’s reputation can therefore cause significant harm to JPMorgan Chase’s business and prospects, and can arise from numerous sources, including:
•employee misconduct, including discriminatory behavior or harassment with respect to clients, customers or employees, or actions that are contrary to JPMorgan Chase’s goal of fostering a diverse and inclusive workplace

•security breaches, including as a result of cyber attacks
•failure to safeguard client, customer or employee information
•failure to manage risks associated with its business activities or those of its clients, including those that may be unpopular among one or more constituencies
•failure to fully discharge publicly-announced commitments to support social and sustainability initiatives
•non-compliance with laws, rules, and regulations
•operational failures
•litigation or regulatory fines, penalties or other sanctions
•actions taken in executing regulatory and governmental requirements during a global or regional health emergency
•regulatory investigations or enforcement actions, or resolutions of these matters, and
•failure or perceived failure to comply with laws, rules or regulations by JPMorgan Chase or its clients, customers, counterparties or other parties, including newly-acquired businesses, companies in which JPMorgan Chase has made principal investments, parties to joint ventures with JPMorgan Chase, and vendors with which JPMorgan Chase does business.
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
Actions by the financial services industry generally or individuals in the industry can also affect JPMorgan Chase’s reputation. For example, the reputation of the industry as a whole can be damaged by concerns that:
•consumers have been treated unfairly by a financial institution, or
•a financial institution has acted inappropriately with respect to the methods used to offer products to customers
If JPMorgan Chase is perceived to have engaged in these types of behaviors, this could weaken its reputation among clients or customers.
Failure to effectively manage potential conflicts of interest or to satisfy fiduciary obligations can result in litigation and enforcement actions, as well as damage JPMorgan Chase’s reputation.
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

Part I
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
Country
An outbreak or escalation of hostilities between countries or within a country or region could have a material adverse effect on the global economy and on JPMorgan Chase’s businesses within the affected region or globally.
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
The governments in these countries have sometimes reacted to these developments by imposing restrictive policies that adversely affect the local and regional business environment, such as:
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
In addition, emerging markets countries, as well as certain more developed countries, have been susceptible to unfavorable social developments arising from poor economic conditions or governmental actions, including:
•widespread demonstrations, civil unrest or general strikes
•crime and corruption
•security and personal safety issues
•an outbreak or escalation of hostilities
•overthrow of incumbent governments
•terrorist attacks, and
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
JPMorgan Chase’s employees are its most important resource, and in many areas of the financial services industry, competition for qualified personnel is intense. JPMorgan Chase endeavors to attract talented and diverse new employees and retain, develop and motivate its existing employees. JPMorgan Chase's efforts to retain talented and diverse employees can be particularly challenging when members of its workforce are targeted for recruitment by competitors. If JPMorgan Chase were unable to continue to attract or retain qualified and diverse employees, including successors to the Chief Executive Officer, members of the Operating Committee and other senior leaders, JPMorgan Chase’s performance, including its competitive position, could be materially and adversely affected.
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

Parts I and II
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
JPMorgan Chase’s headquarters is located in New York City at 383 Madison Avenue, a 47-story office building that it owns. The demolition of the Firm's former headquarters at 270 Park Avenue in New York City was completed in 2021, and construction of a new headquarters on the same site has commenced.
The Firm owned or leased facilities in the following locations at December 31, 2021.

December 31, 2021 (in millions)	Approximate square footage

United States(a)
New York City, New York
383 Madison Avenue, New York, New York	1.1
All other New York City locations	7.6
Total New York City, New York	8.7

Other U.S. locations
Columbus/Westerville, Ohio	3.7
Chicago, Illinois	2.7
Wilmington/Newark, Delaware	2.2
Dallas/Plano, Texas	2.1
Jersey City, New Jersey	1.8
Phoenix/Tempe, Arizona	1.7
Houston, Texas	1.7
All other U.S. locations	34.5
Total United States	59.1

Europe, the Middle East and Africa (“EMEA”)
25 Bank Street, London, U.K.	1.4
All other U.K. locations	2.7
All other EMEA locations	1.4
Total EMEA	5.5

Asia-Pacific, Latin America and Canada
India	5.3
All other locations	3.9
Total Asia-Pacific, Latin America and Canada	9.2
Total	73.8
(a)At December 31, 2021, the Firm owned or leased 4,790 retail branches in 48 states and Washington D.C.
The premises and facilities occupied by JPMorgan Chase are used across all of the Firm’s business segments and for corporate purposes. JPMorgan Chase continues to evaluate its current and projected space requirements and may determine from time to time that certain of its properties (including the premises and facilities noted above) are no longer necessary for its operations. There is no assurance that the Firm will be able to dispose of any such excess properties, premises or facilities, or that it will not incur costs in connection with such dispositions. Such disposition costs may be material to the Firm’s results of operations in a given period. Refer to the Consolidated Results of
Operations on pages 52-54 for information on occupancy expense.
Item 3. Legal Proceedings.
Refer to Note 30 for a description of the Firm’s material legal proceedings.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market for registrant’s common equity
JPMorgan Chase’s common stock is listed and traded on the New York Stock Exchange. Refer to “Five-year stock performance,” on page 45 for a comparison of the cumulative total return for JPMorgan Chase common stock with the comparable total return of the S&P 500 Index, the KBW Bank Index and the S&P Financial Index over the five-year period ended December 31, 2021.
Refer to Capital actions in the Capital Risk Management section of Management’s discussion and analysis on page 94 for information on the common dividend payout ratio. Refer to Note 21 for a discussion of restrictions on dividend payments. On January 31, 2022, there were 199,031 holders of record of JPMorgan Chase common stock. Refer to Part III, Item 12 on page 38 for information regarding securities authorized for issuance under the Firm’s employee share-based incentive plans.
Repurchases under the common share repurchase program
Refer to Capital actions in the Capital Risk Management section of Management’s discussion and analysis on page 94 for information regarding repurchases under the Firm’s common share repurchase program.
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
Shares repurchased pursuant to the common share repurchase program during 2021 were as follows.

Year ended December 31, 2021	Total number of shares of common stock repurchased	Average price paid per share of common stock(a)	Aggregate purchase price of common stock repurchases (in millions)(a)	Dollar value of remaining authorized repurchase (in millions)(a)(b)
First quarter	34,652,594	$144.25	$4,999	$25,001
Second quarter	39,544,940	156.83	6,201	18,800
Third quarter	33,400,817	156.87	5,240	13,560
October	6,840,122	167.89	1,148	12,412
November	2,528,754	166.08	420	11,992
December	2,769,076	158.94	440	11,552
Fourth quarter	12,137,952	165.47	2,008	11,552
Year-to-date	119,736,303	$154.08	$18,448	$11,552
(a)Excludes commissions cost.
(b)Represents the amount remaining under the $30 billion repurchase program.
Item 6. Reserved
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s discussion and analysis of financial condition and results of operations, entitled “Management’s discussion and analysis,” appears on pages 46–154. Such information should be read in conjunction with the Consolidated Financial Statements and Notes thereto, which appear on pages 160-298.

Parts II and III
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Refer to the Market Risk Management section of Management’s discussion and analysis on pages 133-140 for a discussion of quantitative and qualitative disclosures about market risk.
Item 8. Financial Statements and Supplementary Data.
The Consolidated Financial Statements, together with the Notes thereto and the report thereon dated February 22, 2022, of PricewaterhouseCoopers LLP, the Firm’s independent registered public accounting firm (PCAOB ID 238), appear on pages 157-298.
The “Glossary of Terms and Acronyms’’ is included on pages 305-311.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
The internal control framework promulgated by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), “Internal Control — Integrated Framework” (“COSO 2013”), provides guidance for designing, implementing and conducting internal control and assessing its effectiveness. The Firm used the COSO 2013 framework to assess the effectiveness of the Firm’s internal control over financial reporting as of December 31, 2021. Refer to “Management’s report on internal control over financial reporting” on page 156.
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
The Firm is committed to maintaining high standards of internal control over financial reporting. Nevertheless, because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Deficiencies or lapses in internal controls may occur from time to time, and there can be no assurance that any such deficiencies will not result in significant deficiencies or material weaknesses in internal control in the future and collateral consequences therefrom. Refer to “Management’s report on internal control over financial reporting” on page 156 for further information. There was no change in the Firm’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.
Item 9B. Other Information.
None.
Item 9C. Disclosure regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

Item 10. Directors, Executive Officers and Corporate Governance.
Executive officers of the registrant

	Age
Name	(at December 31, 2021)	Positions and offices
James Dimon	65	Chairman of the Board and Chief Executive Officer; he had been President from July 2004 until January 2018.
Ashley Bacon	52	Chief Risk Officer since June 2013.
Jeremy Barnum	49
Chief Financial Officer since May 2021, prior to which he was Head of Global Research for the Corporate & Investment Bank since February 2021. He previously served as Chief Financial Officer of the Corporate & Investment Bank from July 2013 until February 2021.

Lori A. Beer	54
Chief Information Officer since September 2017, prior to which she had been Chief Information Officer of the Corporate & Investment Bank since June 2016. She was Global Head of Banking Technology from January 2014 until May 2016.

Mary Callahan Erdoes	54	Chief Executive Officer of Asset & Wealth Management since September 2009.
Stacey Friedman	53	General Counsel since January 2016, prior to which she was Deputy General Counsel since July 2015 and General Counsel for the Corporate & Investment Bank since August 2012.
Marianne Lake	52
Co-Chief Executive Officer of Consumer & Community Banking since May 2021, prior to which she had been Chief Executive Officer of Consumer Lending since May 2019. She was Chief Financial Officer from January 2013 until May 2019.

Robin Leopold	57	Head of Human Resources since January 2018, prior to which she had been Head of Human Resources for the Corporate & Investment Bank since August 2012.
Douglas B. Petno	56	Chief Executive Officer of Commercial Banking since January 2012.
Jennifer Piepszak	51
Co-Chief Executive Officer of Consumer & Community Banking since May 2021, prior to which she had been Chief Financial Officer since May 2019. She previously served as Chief Executive Officer for Card Services from February 2017 until May 2019 and Chief Executive Officer of Business Banking from March 2015 to January 2017.

Daniel E. Pinto(a)	59
President and Chief Operating Officer since January 1, 2022 and Chief Executive Officer of the Corporate & Investment Bank since March 2014, having previously served as Co-President and Co-Chief Operating Officer since January 2018. He was Chief Executive Officer of Europe, the Middle East and Africa from June 2011 until October 2017.

Peter Scher	60	Vice Chairman since March 2021 and Chairman of the Mid-Atlantic Region since February 2015. He previously served as Head of Corporate Responsibility from April 2011 until September 2021.
Unless otherwise noted, during the five fiscal years ended December 31, 2021, all of JPMorgan Chase’s above-named executive officers have continuously held senior-level positions with JPMorgan Chase. There are no family relationships among the foregoing executive officers. Information to be provided in Items 10, 11, 12, 13 and 14 of this 2021 Form 10-K and not otherwise included herein is incorporated by reference to the Firm’s Definitive Proxy Statement for its 2022 Annual Meeting of Stockholders to be held on May 17, 2022, which will be filed with the SEC within 120 days of the end of the Firm’s fiscal year ended December 31, 2021.
(a)Effective January 1, 2022, Mr. Pinto became the Firm’s sole President and Chief Operating Officer, following the retirement of Gordon A. Smith as Co-President, Co-Chief Operating Officer and Chief Executive Officer of Consumer & Community Banking on December 31, 2021; Mr. Smith is no longer an executive officer of the Firm.

Parts III and IV

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

December 31, 2021	Number of shares to be issued upon exercise of outstanding options/stock appreciation rights		Weighted-average exercise price of outstanding options/stock appreciation rights	Number of shares remaining available for future issuance under stock incentive plans
Plan category
Employee share-based incentive plans approved by shareholders	3,369,348	(a)	$116.62	82,749,985	(b)
Total	3,369,348		$116.62	82,749,985
(a)Does not include restricted stock units or performance stock units granted under the shareholder-approved Long-Term Incentive Plan (“LTIP”), as amended and restated effective May 18, 2021. Refer to Note 9 for further discussion.
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

The Consolidated Financial Statements, the Notes thereto and the report of the Independent Registered Public Accounting Firm thereon listed in Item 8 are set forth commencing on page 157.

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

3.11
Certificate of Designations for 5.75% Non-Cumulative Preferred Stock, Series DD (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed September 21, 2018).

3.12
Certificate of Designations for 6.00% Non-Cumulative Preferred Stock, Series EE (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed January 24, 2019).

3.13
Certificate of Designations for Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series FF (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed July 31, 2019).

3.14
Certificate of Designations for 4.75% Non-Cumulative Preferred Stock, Series GG (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed November 7, 2019).

3.15
Certificate of Designations for Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series HH (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed January 23, 2020).

3.16
Certificate of Designations for Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series II (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed February 24, 2020).

3.17
Certificate of Designations for 4.55% Non-Cumulative Preferred Stock, Series JJ (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed March 17, 2021).

Part IV

3.18
Certificate of Designations for 3.65% Fixed-Rate Reset Non-Cumulative Preferred Stock, Series KK (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed May 12, 2021).

3.19
Certificate of Designations for 4.625% Non-Cumulative Preferred Stock, Series LL (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed May 20, 2021).

3.20
Certificate of Designations for 4.20% Non-Cumulative Preferred Stock, Series MM (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed July 29, 2021).

3.21
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

10.1
Deferred Compensation Plan for Non-Employee Directors of JPMorgan Chase & Co., as amended and restated July 2001 and as of December 31, 2004 (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2007).(a)

10.2
2005 Deferred Compensation Plan for Non-Employee Directors of JPMorgan Chase & Co., effective as of January 1, 2005 (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2007).(a)

10.3
2005 Deferred Compensation Program of JPMorgan Chase & Co., restated effective as of December 31, 2008 (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2008).(a)

10.4
JPMorgan Chase & Co. Amended and Restated Long-Term Incentive Plan, effective May 18, 2021 (incorporated by reference to the Appendix of the Schedule 14A of JPMorgan Chase & Co. (File No. 1-5805) filed April 7, 2021).(a)

40

10.5
Key Executive Performance Plan of JPMorgan Chase & Co., as amended and restated effective January 1, 2014 (incorporated by reference to Appendix G of the Schedule 14A of JPMorgan Chase & Co. (File No. 1-5805) filed April 10, 2013).(a)

10.6
Excess Retirement Plan of JPMorgan Chase & Co., restated and amended as of December 31, 2008, as amended (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2009).(a)

10.7
Executive Retirement Plan of JPMorgan Chase & Co., as amended and restated December 31, 2008 (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2008).(a)

10.8
Bank One Corporation Supplemental Savings and Investment Plan, as amended and restated effective December 31, 2008 (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2008).(a)

10.9
Forms of JPMorgan Chase & Co. Long-Term Incentive Plan Terms and Conditions for stock appreciation rights and restricted stock units, dated as of January 18, 2012 (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2011).(a)

10.10
Forms of JPMorgan Chase & Co. Long-Term Incentive Plan Terms and Conditions for stock appreciation rights and restricted stock units for Operating Committee members, dated as of January 17, 2013 (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2012).(a)

10.11
Forms of JPMorgan Chase & Co. Long-Term Incentive Plan Terms and Conditions for performance share units and restricted stock units for Operating Committee members (U.S. and U.K.), dated as of January 17, 2017 (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2016).(a)

10.12
Forms of JPMorgan Chase & Co. Long-Term Incentive Plan Terms and Conditions for performance share units and restricted stock units for Operating Committee members (U.S. and U.K.), dated as of January 16, 2018 (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2017).(a)

10.13
Forms of JPMorgan Chase & Co. Long-Term Incentive Plan Terms and Conditions for restricted stock units for Operating Committee members (U.S. and U.K.), dated as of January 15, 2019 (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2018).(a)

10.14
Form of JPMorgan Chase & Co. Long-Term Incentive Plan Terms and Conditions of Performance Share Unit Award Operating Committee (U.S.) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed March 15, 2019).(a)

10.15
Form of JPMorgan Chase & Co. Long-Term Incentive Plan Terms and Conditions of Performance Share Unit Award Operating Committee (U.K.) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed March 15, 2019).(a)

10.16
Forms of JPMorgan Chase & Co. Long-Term Incentive Plan Terms and Conditions for restricted stock units and performance share unit awards for Operating Committee members (U.S. and U.K.), dated as of January 21, 2020 (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2019).(a)

10.17
Forms of JPMorgan Chase & Co. Long-Term Incentive Plan Terms and Conditions for restricted stock units and performance share unit awards for Operating Committee members (U.S. and U.K.), dated as of January 19, 2021(incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2020).(a)

10.18
Form of JPMorgan Chase & Co. Long-Term Incentive Plan Terms and Conditions for stock appreciation rights for Chairman/Chief Executive Officer, dated July 20, 2021 (incorporated by reference to Exhibit 99 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed July 20, 2021).(a)

10.19
Form of JPMorgan Chase & Co. Long-Term Incentive Plan Terms and Conditions for stock appreciation rights for President and Chief Operating Officer, dated December 14, 2021 (incorporated by reference to Exhibit 99 to the Current Report on Form 8-K of JPMorgan Chase & Co. (File No. 1-5805) filed December 15, 2021).(a)

Part IV

10.20
Forms of JPMorgan Chase & Co. Long-Term Incentive Plan Terms and Conditions for restricted stock units and performance share unit awards for Operating Committee members (U.S. and U.K.), dated as of January 18, 2022.(a)(b)

10.21
Form of JPMorgan Chase & Co. Terms and Conditions of Fixed Allowance (UK) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of JPMorgan Chase & Co. (File No. 1-5805) for the quarter ended June 30, 2014).(a)

10.22
Employee Stock Purchase Plan of JPMorgan Chase & Co., as amended and restated effective as of January 1, 2019 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of JPMorgan Chase & Co. (File No. 1-5805) for the quarter ended September 30, 2019).

10.23	Form of JPMorgan Chase & Co. Performance-Based Incentive Compensation Plan, effective as of January 1, 2021, as amended.(a)(b)

21	List of subsidiaries of JPMorgan Chase & Co.(b)

22.1	Annual Report on Form 11-K of The JPMorgan Chase 401(k) Savings Plan for the year ended December 31, 2019 (to be filed pursuant to Rule 15d-21 under the Securities Exchange Act of 1934).

22.2	Subsidiary Guarantors and Issuers of Guaranteed Securities.(b)

23	Consent of independent registered public accounting firm.(b)

31.1	Certification.(b)

31.2	Certification.(b)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(c)

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.(d)

101.SCH	XBRL Taxonomy Extension Schema Document.(b)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.(b)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.(b)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.(b)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.(b)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).
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
(d)    Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Firm’s Form 10-K for the year ended December 31, 2021, formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the Consolidated statements of income for the years ended December 31, 2021, 2020 and 2019, (ii) the Consolidated statements of comprehensive income for the years ended December 31, 2021, 2020 and 2019, (iii) the Consolidated balance sheets as of December 31, 2021 and 2020, (iv) the Consolidated statements of changes in stockholders’ equity for the years ended December 31, 2021, 2020 and 2019, (v) the Consolidated statements of cash flows for the years ended December 31, 2021, 2020 and 2019, and (vi) the Notes to Consolidated Financial Statements.

Table of contents

Financial:

44	Three-Year Summary of Consolidated Financial Highlights	Audited financial statements:

45	Five-Year Stock Performance	156	Management’s Report on Internal Control Over Financial Reporting

Management’s discussion and analysis:		157	Report of Independent Registered Public Accounting Firm

46	Introduction	160	Consolidated Financial Statements

47	Executive Overview	165	Notes to Consolidated Financial Statements

52	Consolidated Results of Operations

55	Consolidated Balance Sheets and Cash Flows Analysis

58	Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures	Supplementary information:

61	Business Segment Results	299	Selected quarterly financial data (unaudited)

81	Firmwide Risk Management	300	Distribution of assets, liabilities and stockholders’ equity; interest rates and interest differentials

85	Strategic Risk Management	305	Glossary of Terms and Acronyms

86	Capital Risk Management

97	Liquidity Risk Management

106	Credit and Investment Risk Management

133	Market Risk Management

141	Country Risk Management

143	Operational Risk Management

150	Critical Accounting Estimates Used by the Firm

154	Accounting and Reporting Developments

155	Forward-Looking Statements

JPMorgan Chase & Co./2021 Form 10-K	43

Financial
THREE-YEAR SUMMARY OF CONSOLIDATED FINANCIAL HIGHLIGHTS (unaudited)

As of or for the year ended December 31, (in millions, except per share, ratio, headcount data and where otherwise noted)
	2021	2020	2019
Selected income statement data
Total net revenue(a)	$121,649	$119,951	$115,720
Total noninterest expense	71,343	66,656	65,269
Pre-provision profit(b)	50,306	53,295	50,451
Provision for credit losses	(9,256)	17,480	5,585
Income before income tax expense	59,562	35,815	44,866
Income tax expense(a)	11,228	6,684	8,435
Net income	$48,334	$29,131	$36,431
Earnings per share data
Net income: Basic	$15.39	$8.89	$10.75
Diluted	15.36	8.88	10.72
Average shares: Basic	3,021.5	3,082.4	3,221.5
Diluted	3,026.6	3,087.4	3,230.4
Market and per common share data
Market capitalization	$466,206	$387,492	$429,913
Common shares at period-end	2,944.1	3,049.4	3,084.0
Book value per share	88.07	81.75	75.98
Tangible book value per share (“TBVPS”)(b)	71.53	66.11	60.98
Cash dividends declared per share	3.80	3.60	3.40
Selected ratios and metrics
Return on common equity (“ROE”)(c)	19%	12%	15%
Return on tangible common equity (“ROTCE”)(b)(c)	23	14	19
Return on assets (“ROA”)(b)	1.30	0.91	1.33
Overhead ratio	59	56	56
Loans-to-deposits ratio	44	47	64
Firm Liquidity coverage ratio (“LCR”) (average)(d)	111	110	116
JPMorgan Chase Bank, N.A. LCR (average)(d)	178	160	116
Common equity Tier 1 (“CET1”) capital ratio(e)	13.1	13.1	12.4
Tier 1 capital ratio(e)	15.0	15.0	14.1
Total capital ratio(e)	16.8	17.3	16.0
Tier 1 leverage ratio(e)(f)	6.5	7.0	7.9
Supplementary leverage ratio (“SLR”)(e)(f)	5.4%	6.9%	6.3%
Selected balance sheet data (period-end)
Trading assets	$433,575	$503,126	$369,687
Investment securities, net of allowance for credit losses	672,232	589,999	398,239
Loans	1,077,714	1,012,853	997,620
Total assets(a)	3,743,567	3,384,757	2,686,477
Deposits	2,462,303	2,144,257	1,562,431
Long-term debt	301,005	281,685	291,498
Common stockholders’ equity	259,289	249,291	234,337
Total stockholders’ equity	294,127	279,354	261,330
Headcount	271,025	255,351	256,981
Credit quality metrics
Allowances for loan losses and lending-related commitments	$18,689	$30,815	$14,314
Allowance for loan losses to total retained loans	1.62%	2.95%	1.39%
Nonperforming assets	$8,346	$10,906	$5,054
Net charge-offs	2,865	5,259	5,629
Net charge-off rate	0.30%	0.55%	0.60%
Effective January 1, 2020, the Firm adopted the Financial Instruments – Credit Losses (“CECL”) accounting guidance. Refer to Note 1 for further information.
(a)Prior-period amounts have been revised to conform with the current presentation. Refer to Note 25 for further information.
(b)Pre-provision profit, TBVPS and ROTCE are each non-GAAP financial measures. Tangible common equity (“TCE”) is also a non-GAAP financial measure. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 58-60 for a discussion of these measures.
(c)Quarterly ratios are based upon annualized amounts.
(d)For the years ended December 31, 2021, 2020 and 2019, the percentage represents average LCR for the three months ended December 31, 2021, 2020 and 2019. Refer to Liquidity Risk Management on pages 97-104 for additional information on the LCR results.
(e)As of December 31, 2021 and 2020, the capital metrics reflect the relief provided by the Federal Reserve Board in response to the COVID-19 pandemic, including the Current Expected Credit Losses ("CECL") capital transition provisions that became effective in the first quarter of 2020 and expired on December 31, 2021. As of December 31, 2020, the SLR reflected the temporary exclusions of U.S. Treasury securities and deposits at Federal Reserve Banks, which became effective April 1, 2020 and remained in effect through March 31, 2021. Refer to Capital Risk Management on pages 86-96 for additional information.
(f)For the years ended December 31, 2021, 2020 and 2019, the percentage represents average ratios for the three months ended December 31, 2021, 2020 and 2019. Refer to Capital Risk Management on pages 86-96 for additional information on the capital metrics.

44	JPMorgan Chase & Co./2021 Form 10-K

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
The following table and graph assume simultaneous investments of $100 on December 31, 2016, in JPMorgan Chase common stock and in each of the above indices. The comparison assumes that all dividends were reinvested.

December 31, (in dollars)	2016	2017	2018	2019	2020	2021
JPMorgan Chase	$100.00	$126.73	$118.31	$174.23	$164.62	$210.26
KBW Bank Index	100.00	118.59	97.59	132.84	119.15	164.83
S&P Financials Index	100.00	122.14	106.21	140.30	137.83	185.90
S&P 500 Index	100.00	121.82	116.47	153.13	181.29	233.28

December 31,
(in dollars)

JPMorgan Chase
KBW Bank
S&P Financials
S&P 500
250
225
200
175
150
125
100
75
2016
2017
2018
2019
2020
2021

JPMorgan Chase & Co./2021 Form 10-K	45

Management’s discussion and analysis
The following is Management’s discussion and analysis of the financial condition and results of operations (“MD&A”) of JPMorgan Chase for the year ended December 31, 2021. The MD&A is included in both JPMorgan Chase’s Annual Report for the year ended December 31, 2021 (“Annual Report”) and its Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”). Refer to the Glossary of terms and acronyms on pages 305-311 for definitions of terms and acronyms used throughout the Annual Report and the 2021 Form 10-K.

This Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the current beliefs and expectations of JPMorgan Chase’s management, speak only as of the date of this Form 10-K and are subject to significant risks and uncertainties. Refer to Forward-looking Statements on page 155 and Part 1, Item 1A: Risk factors in the 2021 Form 10-K on pages 9-33 for a discussion of certain of those risks and uncertainties and the factors that could cause JPMorgan Chase’s actual results to differ materially because of those risks and uncertainties. There is no assurance that actual results will be in line with any outlook information set forth herein, and the Firm does not undertake to update any forward-looking statements.

INTRODUCTION
JPMorgan Chase & Co. (NYSE: JPM), a financial holding company incorporated under Delaware law in 1968, is a leading financial services firm based in the United States of America (“U.S.”), with operations worldwide. JPMorgan Chase had $3.7 trillion in assets and $294.1 billion in stockholders’ equity as of December 31, 2021. The Firm is a leader in investment banking, financial services for consumers and small businesses, commercial banking, financial transaction processing and asset management. Under the J.P. Morgan and Chase brands, the Firm serves millions of customers, predominantly in the U.S., and many of the world’s most prominent corporate, institutional and government clients globally.
JPMorgan Chase’s principal bank subsidiary is JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank, N.A.”), a national banking association with U.S. branches in 48 states and Washington, D.C. as of December 31, 2021. JPMorgan Chase’s principal nonbank subsidiary is J.P. Morgan Securities LLC (“J.P. Morgan Securities”), a U.S. broker-dealer. The bank and non-bank subsidiaries of JPMorgan Chase operate nationally as well as through overseas branches and subsidiaries, representative offices and subsidiary foreign banks. The Firm’s principal operating subsidiary outside the U.S. is J.P. Morgan Securities plc, a U.K.-based subsidiary of JPMorgan Chase Bank, N.A.
For management reporting purposes, the Firm’s activities are organized into four major reportable business segments, as well as a Corporate segment. The Firm’s consumer business is the Consumer & Community Banking (“CCB”) segment. The Firm’s wholesale business segments are the Corporate & Investment Bank (“CIB”), Commercial Banking (“CB”), and Asset & Wealth Management (“AWM”). Refer to Business Segment Results on pages 61-80, and Note 32 for a description of the Firm’s business segments, and the products and services they provide to their respective client bases.
The Firm’s website is www.jpmorganchase.com. JPMorgan Chase makes available on its website, free of charge, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after it electronically files or furnishes such material to the U.S. Securities and Exchange Commission (the “SEC”) at www.sec.gov. JPMorgan Chase makes new and important information about the Firm available on its website at https://www.jpmorganchase.com, including on the Investor Relations section of its website at https://www.jpmorganchase.com/ir. Information on the Firm's website is not incorporated by reference into this 2021 Form 10-K or the Firm’s other filings with the SEC.

46	JPMorgan Chase & Co./2021 Form 10-K

EXECUTIVE OVERVIEW
This executive overview of the MD&A highlights selected information and does not contain all of the information that is important to readers of this 2021 Form 10-K. For a complete description of the trends and uncertainties, as well as the risks and critical accounting estimates, affecting the Firm, this 2021 Form 10-K should be read in its entirety.

Financial performance of JPMorgan Chase
Year ended December 31, (in millions, except per share data and ratios)
	2021	2020	Change
Selected income statement data
Total net revenue(a)	$121,649	$119,951	1%
Total noninterest expense	71,343	66,656	7
Pre-provision profit	50,306	53,295	(6)
Provision for credit losses	(9,256)	17,480	NM
Net income	48,334	29,131	66
Diluted earnings per share	15.36	8.88	73
Selected ratios and metrics
Return on common equity	19%	12%
Return on tangible common equity	23	14
Book value per share	$88.07	$81.75	8
Tangible book value per share	71.53	66.11	8
Capital ratios(b)
CET1 capital	13.1%	13.1%
Tier 1 capital	15.0	15.0
Total capital	16.8	17.3
(a)    Prior-period amount has been revised to conform with the current presentation. Refer to Note 25 for further information.
(b)    The capital metrics reflect the relief provided by the Federal Reserve Board in response to the COVID-19 pandemic, including the CECL capital transition provisions that became effective in the first quarter of 2020 and expired on December 31, 2021. Refer to Capital Risk Management on pages 86-96 for additional information.
Comparisons noted in the sections below are for the full year of 2021 versus the full year of 2020, unless otherwise specified.
Firmwide overview
JPMorgan Chase reported net income of $48.3 billion for 2021, or $15.36 per share, on net revenue of $121.6 billion. The Firm reported ROE of 19% and ROTCE of 23%. The Firm's results for 2021 included a reduction in the allowance for credit losses of $12.1 billion.
•The Firm had net income of $48.3 billion, up 66%, driven by a net benefit in the provision for credit losses, compared to an expense recorded in the prior year.
•Total net revenue was up 1%.
–Noninterest revenue was $69.3 billion, up 6%, driven by higher Investment Banking fees and asset management fees, partially offset by lower CIB Markets revenue.
–Net interest income was $52.3 billion, down 4%, driven by the impact of lower market rates and changes in the balance sheet mix, partially offset by balance sheet growth.
•Noninterest expense was $71.3 billion, up 7%, predominantly driven by higher compensation expense and continued investments in the business, including technology.
•The provision for credit losses was a net benefit of $9.3 billion, driven by;
–a $12.1 billion reduction in the allowance for credit losses primarily reflecting improvements in the Firm’s macroeconomic outlook, and
–$2.9 billion of net charge-offs predominantly driven by Card
The prior year provision was an expense of $17.5 billion, reflecting a net addition to the allowance for credit losses of $12.2 billion, and $5.3 billion of net charge-offs.
•The total allowance for credit losses was $18.7 billion at December 31, 2021. The Firm had an allowance for loan losses to retained loans coverage ratio of 1.62%, compared with 2.95% in the prior year; the decrease from the prior year was driven by reductions in the allowance for credit losses.
•The Firm’s nonperforming assets totaled $8.3 billion at December 31, 2021, a decrease of $2.6 billion from the prior year, driven by lower nonaccrual loans, reflecting the impact of net portfolio activity and client-specific upgrades in wholesale, as well as improved credit performance in consumer; and lower loans at fair value in the CIB consumer portfolio, largely due to sales.
•Firmwide average loans of $1.0 trillion were up 3%, driven by higher loans in AWM and CIB, partially offset by lower loans in CCB and CB.
•Firmwide average deposits of $2.3 trillion were up 23%, reflecting significant inflows across the LOBs, primarily driven by the effect of certain government actions in response to the COVID-19 pandemic, as well as growth from existing and new accounts in CCB.
Selected capital-related metrics
•The Firm’s CET1 capital was $214 billion, and the Standardized and Advanced CET1 ratios were 13.1% and 13.8%, respectively.
•The Firm’s SLR was 5.4%.
•The Firm grew TBVPS, ending 2021 at $71.53, up 8% versus the prior year.
Pre-provision profit, ROTCE, TCE and TBVPS are non-GAAP financial measures. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 58-60, and Capital Risk Management on pages 86-96 for a discussion of each of these measures.

JPMorgan Chase & Co./2021 Form 10-K	47

Management’s discussion and analysis
Business segment highlights
Selected business metrics for each of the Firm’s four LOBs are presented below for the full year of 2021.

CCB ROE 41%	•Average deposits up 24%; client investment assets up 22% •Average loans down 3%; Card net charge-off rate of 1.94% •Debit and credit card sales volume(a) up 26% •Active mobile customers up 11%
CIB ROE 25%
•$13.4 billion of Global Investment Banking fees, up 41%
•#1 ranking for Global Investment Banking fees with 9.5% wallet share for the year
•Total Markets revenue of $27.4 billion, down 7%, with Fixed Income Markets down 19% and Equity Markets up 22%

CB ROE 21%	•Gross Investment Banking revenue of $5.1 billion, up 52% •Average deposits up 27%; average loans down 6%
AWM ROE 33%	•Assets under management (AUM) of $3.1 trillion, up 15% •Average deposits up 42%; average loans up 19%
(a) Excludes Commercial Card
Refer to the Business Segment Results on pages 61-62 for a detailed discussion of results by business segment.
Credit provided and capital raised
JPMorgan Chase continues to support consumers, businesses and communities around the globe. The Firm provided new and renewed credit and raised capital for wholesale and consumer clients during 2021, consisting of:

$3.2 trillion	Total credit provided and capital raised (including loans and commitments)(a)

$331 billion	Credit for consumers

$22 billion	Credit for U.S. small businesses

$1.3 trillion	Credit for corporations

$1.5 trillion	Capital raised for corporate clients and non-U.S. government entities

$63 billion	Credit and capital raised for nonprofit and U.S. government entities(b)

$11 billion	Loans under the Small Business Administration’s Paycheck Protection Program
(a)Excludes loans under the SBA’s PPP.
(b)Includes states, municipalities, hospitals and universities.

48	JPMorgan Chase & Co./2021 Form 10-K

Recent events
•On January 25, 2022, JPMorgan Chase announced that it entered into an agreement with Viva Wallet Holdings Software Development S.A. to acquire an ownership stake of approximately 49% in the cloud-based payments financial technology company, subject to regulatory approvals.
•On January 24, 2022, JPMorgan Chase announced that it has merged three of its EU credit institution subsidiaries into a single subsidiary, J.P. Morgan SE, which is headquartered in Germany and has a branch network across the European Economic Area, as well as a branch in London.
•On January 1, 2022, Daniel Pinto became the sole President and Chief Operating Officer of JPMorgan Chase after the retirement of Gordon Smith at the end of 2021. Mr. Pinto continues to serve as the CEO of CIB, and the CEOs of the other LOBs report jointly to Mr. Pinto and Jamie Dimon, Chairman and CEO of the Firm.

2022 outlook
These current expectations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the current beliefs and expectations of JPMorgan Chase’s management and are subject to significant risks and uncertainties. Refer to Forward-Looking Statements on page 155, and the Risk Factors section on pages 9-33 of the Firm’s 2021 Form 10-K, for a further discussion of certain of those risks and uncertainties and the other factors that could cause JPMorgan Chase’s actual results to differ materially because of those risks and uncertainties. There is no assurance that actual results in 2022 will be in line with the outlook information set forth below, and the Firm does not undertake to update any forward-looking statements.
JPMorgan Chase’s current outlook for 2022 should be viewed against the backdrop of the global and U.S. economies, the COVID-19 pandemic, financial markets activity, the geopolitical environment, the competitive environment, client and customer activity levels, and regulatory and legislative developments in the U.S. and other countries where the Firm does business. Each of these factors will affect the performance of the Firm and its LOBs. The Firm will continue to make appropriate adjustments to its businesses and operations in response to ongoing developments in the business, economic, regulatory and legal environments in which it operates. The outlook information contained in this Form 10-K supersedes all outlook information provided by the Firm in its periodic reports furnished to or filed with the SEC prior to the date of this Form 10-K.
Full-year 2022
•Management expects net interest income on a managed basis, excluding CIB Markets, to be in excess of $53 billion, market dependent.
•Management expects adjusted expense to be approximately $77 billion, which includes increased investments in technology, distribution and marketing, and higher structural expense.
Net interest income on a managed basis, excluding CIB Markets, and adjusted expense are non-GAAP financial measures. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 58-60.

JPMorgan Chase & Co./2021 Form 10-K	49

Management’s discussion and analysis
Business Developments
COVID-19 Pandemic
As the COVID-19 pandemic has continued to evolve, the Firm has remained focused on serving its clients, customers and communities, as well as the well-being of its employees. The Firm continues to actively monitor and adapt to health and safety developments at local and regional levels as more of its global workforce returns to the office.
For information on the impact of U.S. government actions and programs in response to the COVID-19 pandemic, refer to:
•Credit Portfolio on page 109 for information on PPP,
•Consumer Credit Portfolio on page 112 and Wholesale Credit Portfolio on page 118 for information on retained loans under payment deferral, and
•Note 12 on page 231 for information on the Firm’s loan modification activities.
Interbank Offered Rate (“IBOR”) transition
JPMorgan Chase and other market participants continue to make progress with respect to the transition from the use of the London Interbank Offered Rate (“LIBOR”) and other IBORs to comply with the International Organization of Securities Commission’s standards for transaction-based benchmark rates. As of January 1, 2022, ICE Benchmark Administration ceased the publication of all tenors of LIBOR for U.K. sterling, Japanese yen, Swiss franc and Euro LIBOR (collectively, “non-U.S. dollar LIBOR”) and the one-week and two-month tenors of U.S. dollar LIBOR. The cessation of the publication of the principal tenors of U.S. dollar LIBOR (i.e., overnight, one-month, three-month, six-month and 12-month LIBOR) is scheduled for June 30, 2023.
In joint statements issued by the Federal Reserve, the OCC and the FDIC, the banking regulators encouraged U.S. banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate by December 31, 2021. The Firm has ceased executing contracts that reference U.S. dollar LIBOR, with certain permissible limited exceptions, and now offers various floating rate products, and provides and arranges various types of floating rate debt financings, across its businesses that reference replacement rates, including the Secured Overnight Financing Rate (“SOFR”). The Firm continues to engage with clients in relation to the transition from the principal tenors of U.S. dollar LIBOR and to support clients as they move to replacement rates.
On November 16, 2021 the Financial Conduct Authority (“FCA”) confirmed that it will allow, for a period of at least one year, the use of “synthetic” U.K. sterling and Japanese yen LIBOR rates in all legacy LIBOR contracts, other than cleared derivatives, that had not been transitioned to replacement rates by January 1, 2022. The use of these synthetic LIBORs, will allow market participants additional time to complete their transition to replacement rates or otherwise to reduce their exposure to contracts that do not have robust fallback mechanisms and that are difficult to amend.
During the fourth quarter of 2021, the principal central counterparties (“CCPs”) converted cleared derivatives contracts linked to non-U.S. dollar LIBOR to replacement rates before the cessation of the publication of those LIBORs on December 31, 2021.
The Firm has made significant progress towards reducing its exposure to IBOR-referencing contracts, including in derivatives, bilateral and syndicated loans, securities, and debt and preferred stock issuances, and is on-track to meet its internal milestones for contract remediation as well as the industry milestones and recommendations published by National Working Groups, including the Alternative Reference Rates Committee in the U.S.
In connection with the transition from LIBOR, as of December 31, 2021 the Firm had remediated substantially all of the notional amount of its bilateral derivatives contracts linked to U.S. dollar LIBOR and non-U.S. dollar

50	JPMorgan Chase & Co./2021 Form 10-K

LIBOR, and substantially all of its non-U.S. dollar LIBOR-linked loans. The Firm continues its client outreach with respect to U.S. dollar LIBOR-linked loans.
The Firm is also on schedule to implement further necessary changes to risk management systems in order to transition from LIBOR, including modifications to its operational systems and models. In 2021, the Firm changed the rate basis of its transfer pricing methodology for U.S. dollar-denominated contracts to SOFR and implemented internal controls to restrict the use of LIBOR in new transactions.
Legislation intended to reduce the likelihood of disputes arising from the cessation of LIBOR has been adopted or proposed in certain jurisdictions. The Firm continues to review the extent to which these legislative actions or proposals, if enacted, may reduce the risk of litigation and disputes arising from the transition from LIBOR.
The Firm continues to monitor and evaluate client, industry, market, regulatory and legislative developments, including the transition relief issued by the Internal Revenue Service and U.S. Treasury Department in January 2022 with respect to the tax implications of reference rate reform.

JPMorgan Chase & Co./2021 Form 10-K	51

Management’s discussion and analysis

CONSOLIDATED RESULTS OF OPERATIONS
This section provides a comparative discussion of JPMorgan Chase’s Consolidated Results of Operations on a reported basis for the two-year period ended December 31, 2021, unless otherwise specified. Refer to Consolidated Results of Operations on pages 54-56 of the Firm’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”) for a discussion of the 2020 versus 2019 results. Factors that relate primarily to a single business segment are discussed in more detail within that business segment’s results. Refer to pages 150-153 for a discussion of the Critical Accounting Estimates Used by the Firm that affect the Consolidated Results of Operations.

Revenue
Year ended December 31, (in millions)
	2021	2020	2019
Investment banking fees	$13,216	$9,486	$7,501
Principal transactions	16,304	18,021	14,018
Lending- and deposit-related fees	7,032	6,511	6,626
Asset management, administration and commissions	21,029	18,177	16,908
Investment securities gains/(losses)	(345)	802	258
Mortgage fees and related income	2,170	3,091	2,036
Card income	5,102	4,435	5,076
Other income(a)(b)	4,830	4,865	6,052
Noninterest revenue	69,338	65,388	58,475
Net interest income	52,311	54,563	57,245
Total net revenue	$121,649	$119,951	$115,720
(a)Included operating lease income of $4.9 billion, for the year ended December 31, 2021, and $5.5 billion for each of the years ended December 31, 2020 and 2019.
(b)Prior-period amounts have been revised to conform with the current presentation. Refer to Note 25 for further information.
2021 compared with 2020
Investment banking fees increased across products in CIB, reflecting:
•higher advisory fees driven by increased M&A activity and wallet share gains
•higher equity underwriting fees due to a strong IPO market and wallet share gains, and
•higher debt underwriting fees predominantly driven by an active leveraged loan market primarily related to acquisition financing.
Refer to CIB segment results on pages 67-72 and Note 6 for additional information.
Principal transactions revenue decreased, reflecting:
•lower revenue in CIB Fixed Income Markets, primarily in Rates, Currencies & Emerging Markets, Credit and Commodities, compared to a strong prior year, and an increase in Securitized Products, and
•lower net valuation gains on several legacy equity investments in Corporate, partially offset by
•higher revenue in CIB Equity Markets driven by strong performance across derivatives, prime brokerage, and Cash Equities
•favorable results in CIB’s Credit Adjustments & Other, with a net gain of $250 million predominantly driven by valuation adjustments related to derivatives, compared with a $29 million net loss in the prior year, and
•the absence of losses recorded in the prior year in Treasury and CIO related to cash deployment transactions, which were more than offset by the related net interest income earned on these transactions, also in the prior year.
Refer to CIB and Corporate segment results on pages 67-72 and pages 79-80, respectively, and Note 6 for additional information.
Lending- and deposit-related fees increased as a result of:
•higher cash management fees in CIB and CB, and higher lending-related fees, particularly loan commitment fees in CIB, predominantly offset by
•lower overdraft fee revenue in CCB.
Refer to CCB, CIB and CB segment results on pages 63-66, pages 67-72 and pages 73-75, respectively, and Note 6 for additional information.
Asset management, administration and commissions revenue increased driven by:
•higher asset management fees in AWM and CCB as a result of higher average market levels and net inflows, and
•higher custody fees in CIB Securities Services, primarily associated with higher assets under custody.
Refer to CCB, CIB and AWM segment results on pages 63-66, pages 67-72 and pages 76-78, respectively, and Note 6 for additional information.
Investment securities gains/(losses) reflected net losses related to repositioning the investment securities portfolio, compared with net gains in the prior year from sales of U.S. GSE and government agency MBS. Refer to Corporate segment results on pages 79-80 and Note 10 for additional information.
Mortgage fees and related income decreased due to:
•lower net mortgage servicing revenue, reflecting a net loss in MSR risk management results primarily driven by updates to model inputs related to prepayment expectations, and
•lower mortgage production revenue on lower production margins.
Refer to CCB segment results on pages 63-66, Note 6 and 15 for further information.
Card income increased due to:
•higher net interchange income in CCB driven by an increase in debit and credit card sales volume above pre-pandemic levels, partially offset by the impact of a renegotiation of a co-brand partner contract, as well as an increase to the rewards liability, and

52	JPMorgan Chase & Co./2021 Form 10-K

•higher payments revenue related to commercial card and merchant processing in CB and CIB on higher volume, partially offset by
•higher amortization related to new account origination costs in CCB.
Refer to CCB, CIB and CB segment results on pages 63-66, pages 67-72 and pages 73-75, respectively, and Note 6 for further information.
Other income decreased reflecting:
•lower auto operating lease income in CCB as a result of a decline in volume, and
•increased amortization on a higher level of alternative energy investments in the tax-oriented investment portfolio in CIB. The increased amortization was more than offset by lower income tax expense from the associated tax credits, predominantly offset by
•net gains on several investments, primarily in CIB and AWM, and
•the absence of losses recorded in the prior year related to the early termination of certain of the Firm's long-term debt in Treasury and CIO.
Net interest income decreased driven by the impact of lower market rates and changes in the balance sheet mix, partially offset by balance sheet growth.
The Firm’s average interest-earning assets were $3.2 trillion, up $436 billion, predominantly driven by higher deposits with banks and investment securities, and the yield was 1.81%, down 53 basis points (“bps”). The net yield on these assets, on an FTE basis, was 1.64%, a decrease of 34 bps. The net yield excluding CIB Markets was 1.91%, down 39 bps.
Net yield excluding CIB Markets is a non-GAAP financial measure. Refer to the Consolidated average balance sheets, interest and rates schedule on pages 300-304 for further details; and the Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 58-60 for a further discussion of Net interest yield excluding CIB Markets.

Provision for credit losses
Year ended December 31,
(in millions)	2021	2020	2019
Consumer, excluding credit card	$(1,933)	$1,016	$(378)
Credit card	(4,838)	10,886	5,348
Total consumer	(6,771)	11,902	4,970
Wholesale	(2,449)	5,510	615
Investment securities	(36)	68	NA
Total provision for credit losses	$(9,256)	$17,480	$5,585
Effective January 1, 2020, the Firm adopted the CECL accounting guidance. Refer to Note 1 for further information.
2021 compared with 2020
The provision for credit losses was a net benefit driven by net reductions in the allowance for credit losses.
The net benefit in consumer was driven by:
•a $9.5 billion reduction in the allowance for credit losses, reflecting improvements in the Firm's macroeconomic outlook, including $7.6 billion in Card, and $1.2 billion in Home Lending, which also reflects continued improvements in Home Price Index ("HPI") expectations, and
•lower net charge-offs predominantly in Card, as consumer cash balances remained elevated;
•the prior year included a $7.4 billion net addition to the allowance for credit losses.
The net benefit in wholesale was due to a net reduction of $2.6 billion in the allowance for credit losses across the LOBs, reflecting improvements in the Firm's macroeconomic outlook. The prior year included a $4.7 billion net addition to the allowance for credit losses.
Refer to the segment discussions of CCB on pages 63-66, CIB on pages 67-72, CB on pages 73-75, AWM on pages 76-78, the Allowance for Credit Losses on pages 129-131, and Notes 1, 10 and 13 for further discussion of the credit portfolio and the allowance for credit losses.

JPMorgan Chase & Co./2021 Form 10-K	53

Management’s discussion and analysis

Noninterest expense
Year ended December 31,
(in millions)	2021	2020	2019
Compensation expense	$38,567	$34,988	$34,155
Noncompensation expense:
Occupancy	4,516	4,449	4,322
Technology, communications and equipment(a)	9,941	10,338	9,821
Professional and outside services	9,814	8,464	8,533
Marketing	3,036	2,476	3,351
Other(b)	5,469	5,941	5,087
Total noncompensation expense	32,776	31,668	31,114
Total noninterest expense	$71,343	$66,656	$65,269
(a)Includes depreciation expense associated with auto operating lease assets.
(b)Included Firmwide legal expense of $426 million, $1.1 billion and $239 million for the years ended December 31, 2021, 2020 and 2019, respectively.
2021 compared with 2020
Compensation expense increased across the LOBs and Corporate, primarily from higher volume- and revenue-related expense, as well as the impact of investments in the businesses.
Noncompensation expense increased as a result of:
•higher volume-related expense, including outside services, predominantly brokerage expense in CIB and distribution fees in AWM
•higher marketing expense predominantly driven by higher investments in marketing campaigns and growth in travel-related benefits in CCB
•higher other investments, including technology expense across the LOBs
•higher contribution expense, which included a $550 million donation of equity investments to the Firm's Foundation in the first quarter of 2021, and
•higher other structural expense, including regulatory-related expense, partially offset by
•lower depreciation expense in CCB due to lower auto lease assets and the impact of higher vehicle collateral values
•lower legal expense, driven by CIB and AWM, and
•the absence of an impairment recorded in the prior year on a legacy investment in Corporate.

Income tax expense
Year ended December 31, (in millions, except rate)
	2021	2020	2019
Income before income tax expense	$59,562	$35,815	$44,866
Income tax expense(a)	11,228	6,684	8,435
Effective tax rate(a)	18.9%	18.7%	18.8%
(a)Prior-period amounts have been revised to conform with the current presentation. Refer to Note 25 for further information.
2021 compared with 2020
The effective tax rate was relatively flat as the settlement of tax audits was largely offset by changes in the level and mix of income and expenses subject to U.S. federal, and state and local taxes. Refer to Note 25 for further information.

54	JPMorgan Chase & Co./2021 Form 10-K

CONSOLIDATED BALANCE SHEETS AND CASH FLOWS ANALYSIS
Consolidated balance sheets analysis
The following is a discussion of the significant changes between December 31, 2021 and 2020.

Selected Consolidated balance sheets data
December 31, (in millions)	2021	2020	Change
Assets
Cash and due from banks	$26,438	$24,874	6%
Deposits with banks	714,396	502,735	42
Federal funds sold and securities purchased under resale agreements	261,698	296,284	(12)
Securities borrowed	206,071	160,635	28
Trading assets	433,575	503,126	(14)
Available-for-sale securities	308,525	388,178	(21)
Held-to-maturity securities, net of allowance for credit losses	363,707	201,821	80
Investment securities, net of allowance for credit losses	672,232	589,999	14
Loans	1,077,714	1,012,853	6
Allowance for loan losses	(16,386)	(28,328)	(42)
Loans, net of allowance for loan losses	1,061,328	984,525	8
Accrued interest and accounts receivable	102,570	90,503	13
Premises and equipment	27,070	27,109	—
Goodwill, MSRs and other intangible assets	56,691	53,428	6
Other assets(a)	181,498	151,539	20
Total assets	$3,743,567	$3,384,757	11%
(a) Prior-period amount has been revised to conform with the current presentation. Refer to Note 25 for further information.
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
Federal funds sold and securities purchased under resale agreements decreased driven by:
•lower deployment of funds in Treasury and CIO, and lower client-driven market-making activities in CIB Markets, partially offset by
•higher collateral requirements in CIB Markets.
Securities borrowed increased reflecting higher client-driven activities and an increase in the demand for securities to cover short positions in CIB Markets.
Refer to Note 11 for additional information on securities purchased under resale agreements and securities borrowed.
Trading assets decreased reflecting;
•a lower level of securities, primarily debt instruments related to client-driven market-making activities in CIB Fixed Income Markets
•lower derivative receivables, primarily as a result of market movements, as well as maturities of certain trades in CIB, and
•lower deployment of funds in Treasury and CIO.
Refer to Notes 2 and 5 for additional information.
Investment securities increased due to the net impact of purchases and paydowns in the available-for-sale (“AFS”) and held-to-maturity (“HTM”) portfolios, largely offset by sales in the AFS portfolio. In the second quarter of 2021, $104.5 billion of AFS were transferred to the HTM portfolio for capital management purposes. Refer to Corporate segment results on pages 79-80, Investment Portfolio Risk Management on page 132 and Notes 2 and 10 for additional information on investment securities.
Loans increased, reflecting:
•higher secured lending in CIB Markets; continued strength in securities-based lending, custom lending and mortgages in AWM; and growth in Card, partially offset by
•a decline in CBB and CB due to the net impact of PPP loan forgiveness and loan originations, and
•lower retained residential real estate loans in Home Lending primarily due to net paydowns.
The allowance for loan losses decreased primarily as a result of improvements in the macroeconomic environment. The decline in the allowance consisted of:
•a $9.4 billion reduction in consumer, reflecting improvements in the Firm's macroeconomic outlook, predominantly in the credit card and residential real estate portfolios. The residential real estate portfolio also reflects continued improvements in HPI expectations, and
•a $2.5 billion net reduction in wholesale, across the LOBs, reflecting improvements in the Firm's macroeconomic outlook.

JPMorgan Chase & Co./2021 Form 10-K	55

Management’s discussion and analysis
There was a $148 million net reduction in the allowance for lending-related commitments, driven by both wholesale and consumer. This allowance is included in other liabilities on the consolidated balance sheets. The total net reduction in the allowance for credit losses was $12.1 billion, as of December 31, 2021.
Refer to Credit and Investment Risk Management on pages 106-132, and Notes 1, 2, 3, 12 and 13 for further discussion of loans and the allowance for loan losses.
Accrued interest and accounts receivable increased due to higher client receivables related to client-driven activities primarily in CIB prime brokerage.
Refer to Note 16 and 18 for additional information on Premises and equipment.
Goodwill, MSRs and other intangibles increased reflecting:
•higher MSRs as a result of net additions, partially offset by the realization of expected cash flows; and
•an increase in Goodwill as a result of the acquisitions of Nutmeg, OpenInvest, Frank, The Infatuation and Campbell Global.
Refer to Note 15 for additional information.
Other assets increased due to the higher cash collateral placed with central counterparties ("CCPs") in CIB, and higher tax receivables.

Selected Consolidated balance sheets data
December 31, (in millions)	2021	2020	Change
Liabilities
Deposits	$2,462,303	$2,144,257	15
Federal funds purchased and securities loaned or sold under repurchase agreements	194,340	215,209	(10)
Short-term borrowings	53,594	45,208	19
Trading liabilities	164,693	170,181	(3)
Accounts payable and other liabilities(a)	262,755	231,285	14
Beneficial interests issued by consolidated variable interest entities (“VIEs”)	10,750	17,578	(39)
Long-term debt	301,005	281,685	7
Total liabilities	3,449,440	3,105,403	11
Stockholders’ equity	294,127	279,354	5
Total liabilities and stockholders’ equity	$3,743,567	$3,384,757	11%
(a) Prior-period amount has been revised to conform with the current presentation. Refer to Note 25 for further information.
Deposits increased across the LOBs primarily driven by the effect of certain government actions in response to the COVID-19 pandemic. In CCB, the increase was also driven by growth from new and existing accounts across both consumer and small business customers.
Refer to Liquidity Risk Management on pages 97-104; and Notes 2 and 17 for more information.
Federal funds purchased and securities loaned or sold under repurchase agreements decreased due to lower secured financing of AFS investment securities in Treasury and CIO, and trading assets in CIB Markets. Refer to Liquidity Risk Management on pages 97-104 and Note 11 for additional information.
Short-term borrowings increased as a result of higher financing of CIB Markets activities, as well as higher issuances of commercial paper in Treasury and CIO. Refer to Liquidity Risk Management on pages 97-104 for additional information.
Refer to Notes 2 and 5 for information on trading liabilities.
Accounts payable and other liabilities increased reflecting higher client payables related to client-driven activities primarily in CIB prime brokerage. Refer to Note 19 for additional information.
Beneficial interests issued by consolidated VIEs decreased driven by lower issuances of commercial paper as a result of lower loans in the Firm-administered multi-seller conduits in CIB, as well as maturities of credit card securitizations in Treasury and CIO.
Refer to Liquidity Risk Management on pages 97-104; and Notes 14 and 28 for additional information on Firm-sponsored VIEs and loan securitization trusts.
Long-term debt increased driven by net issuances, partially offset by fair value hedge accounting adjustments related to higher rates, and maturities of Federal Home Loan Bank (“FHLB”) advances. Refer to Liquidity Risk Management on pages 97-104 and Note 20 for additional information.
Stockholders’ equity increased reflecting net income, partially offset by the net impact of capital actions, and a decrease in accumulated other comprehensive income (“AOCI”). The decrease in AOCI was primarily driven by the impact of higher rates on the AFS securities portfolio and cash flow hedges. Refer to page 163 for information on changes in stockholders’ equity, and Capital actions on page 94, Note 24 for additional information on AOCI.

56	JPMorgan Chase & Co./2021 Form 10-K

Consolidated cash flows analysis
The following is a discussion of cash flow activities during the years ended December 31, 2021 and 2020. Refer to Consolidated cash flows analysis on page 59 of the Firm’s 2020 Form 10-K for a discussion of the 2019 activities.

(in millions)	Year ended December 31,
	2021	2020	2019
Net cash provided by/(used in)
Operating activities	$78,084	$(79,910)	$4,092
Investing activities	(129,344)	(261,912)	(52,059)
Financing activities	275,993	596,645	32,987
Effect of exchange rate changes on cash	(11,508)	9,155	(182)
Net increase/(decrease) in cash and due from banks and deposits with banks	$213,225	$263,978	$(15,162)
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
•In 2021, cash provided resulted from lower trading assets and higher accounts payable and other liabilities, partially offset by higher securities borrowed and lower trading liabilities.
•In 2020, cash used primarily reflected higher trading assets, other assets, and securities borrowed, partially offset by higher trading liabilities and net income excluding noncash adjustments.
Investing activities
The Firm’s investing activities predominantly include originating held-for-investment loans and investing in the investment securities portfolio, and other short-term instruments.
•In 2021, cash used resulted from net purchases of investment securities and higher net originations of loans, partially offset by lower securities purchased under resale agreements.
•In 2020, cash used primarily reflected net purchases of investment securities, higher net originations of loans, and higher securities purchased under resale agreements.
Financing activities
The Firm’s financing activities include acquiring customer deposits and issuing long-term debt and preferred stock.
•In 2021, cash provided reflected higher deposits and net proceeds from long- and short-term borrowings, partially offset by a decrease in securities loaned or sold under repurchase agreements.
•In 2020, cash provided reflected higher deposits and an increase in securities loaned or sold under repurchase agreements, partially offset by net payments of long-term borrowings.
•For both periods, cash was used for repurchases of common stock and cash dividends on common and preferred stock.
* * *
Refer to Consolidated Balance Sheets Analysis on pages 55-56, Capital Risk Management on pages 86-96, and Liquidity Risk Management on pages 97-104 for a further discussion of the activities affecting the Firm’s cash flows.

JPMorgan Chase & Co./2021 Form 10-K	57

Management’s discussion and analysis

EXPLANATION AND RECONCILIATION OF THE FIRM’S USE OF NON-GAAP FINANCIAL MEASURES
Non-GAAP financial measures
The Firm prepares its Consolidated Financial Statements in accordance with U.S. GAAP; these financial statements appear on pages 160-164. That presentation, which is referred to as “reported” basis, provides the reader with an understanding of the Firm’s results that can be tracked consistently from year-to-year and enables a comparison of the Firm’s performance with the U.S. GAAP financial statements of other companies.
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
Management also uses certain non-GAAP financial measures at the Firm and business-segment level because these other non-GAAP financial measures provide information to investors about the underlying operational performance and trends of the Firm or of the particular business segment, as the case may be, and, therefore, facilitate a comparison of the Firm or the business segment with the performance of its relevant competitors. Refer to Business Segment Results on pages 61-80 for additional information on these non-GAAP measures. Non-GAAP financial measures used by the Firm may not be comparable to similarly named non-GAAP financial measures used by other companies.

The following summary table provides a reconciliation from the Firm’s reported U.S. GAAP results to managed basis.

	2021			2020			2019
Year ended December 31, (in millions, except ratios)	Reported	Fully taxable-equivalent adjustments(b)	Managed basis	Reported	Fully taxable-equivalent adjustments(b)	Managed basis	Reported	Fully taxable-equivalent adjustments(b)	Managed basis
Other income(a)	$4,830	$3,225	$8,055	$4,865	$2,560	$7,425	$6,052	$2,213	$8,265
Total noninterest revenue	69,338	3,225	72,563	65,388	2,560	67,948	58,475	2,213	60,688
Net interest income	52,311	430	52,741	54,563	418	54,981	57,245	531	57,776
Total net revenue	121,649	3,655	125,304	119,951	2,978	122,929	115,720	2,744	118,464
Total noninterest expense	71,343	NA	71,343	66,656	NA	66,656	65,269	NA	65,269
Pre-provision profit	50,306	3,655	53,961	53,295	2,978	56,273	50,451	2,744	53,195
Provision for credit losses	(9,256)	NA	(9,256)	17,480	NA	17,480	5,585	NA	5,585
Income before income tax expense	59,562	3,655	63,217	35,815	2,978	38,793	44,866	2,744	47,610
Income tax expense(a)	11,228	3,655	14,883	6,684	2,978	9,662	8,435	2,744	11,179
Net income	$48,334	NA	$48,334	$29,131	NA	$29,131	$36,431	NA	$36,431

Overhead ratio(a)	59%	NM	57%	56%	NM	54%	56%	NM	55%
(a)Prior-period amounts have been revised to conform with the current presentation. Refer to Note 25 for further information.
(b)Predominantly recognized in CIB, CB and Corporate.

58	JPMorgan Chase & Co./2021 Form 10-K

Net interest income, net yield, and noninterest revenue excluding CIB Markets
In addition to reviewing net interest income, net yield, and noninterest revenue on a managed basis, management also reviews these metrics excluding CIB Markets, as shown below. CIB Markets consists of Fixed Income Markets and Equity Markets. These metrics, which exclude CIB Markets, are non-GAAP financial measures. Management reviews these metrics to assess the performance of the Firm’s lending, investing (including asset-liability management) and deposit-raising activities, apart from any volatility associated with CIB Markets activities. In addition, management also assesses CIB Markets business performance on a total revenue basis as offsets may occur across revenue lines. Management believes that these measures provide investors and analysts with alternative measures to analyze the revenue trends of the Firm.

Year ended December 31, (in millions, except rates)	2021	2020	2019
Net interest income – reported	$52,311	$54,563	$57,245
Fully taxable-equivalent adjustments	430	418	531
Net interest income – managed basis(a)	$52,741	$54,981	$57,776
Less: CIB Markets net interest income(b)	8,243	8,374	3,120
Net interest income excluding CIB Markets(a)	$44,498	$46,607	$54,656
Average interest-earning assets	$3,215,942	$2,779,710	$2,345,279
Less: Average CIB Markets interest-earning assets(b)	888,238	751,131	672,417
Average interest-earning assets excluding CIB Markets	$2,327,704	$2,028,579	$1,672,862
Net yield on average interest-earning assets – managed basis	1.64%	1.98%	2.46%
Net yield on average CIB Markets interest-earning assets(b)	0.93	1.11	0.46
Net yield on average interest-earning assets excluding CIB Markets	1.91%	2.30%	3.27%

Noninterest revenue – reported	$69,338	$65,388	$58,475
Fully taxable-equivalent adjustments	3,225	2,560	2,213
Noninterest revenue – managed basis	$72,563	$67,948	60,688
Less: CIB Markets noninterest revenue	19,151	21,109	17,792
Noninterest revenue excluding CIB Markets	$53,412	$46,839	$42,896

Memo: CIB Markets total net revenue	$27,394	$29,483	$20,912
(a)Interest includes the effect of related hedges. Taxable-equivalent amounts are used where applicable.
(b)Refer to pages 70-71 for further information on CIB Markets.

Calculation of certain U.S. GAAP and non-GAAP financial measures
Certain U.S. GAAP and non-GAAP financial measures are calculated as follows:
Book value per share (“BVPS”) Common stockholders’ equity at period-end / Common shares at period-end
Overhead ratio Total noninterest expense / Total net revenue
ROA Reported net income / Total average assets
ROE Net income* / Average common stockholders’ equity
ROTCE Net income* / Average tangible common equity
TBVPS Tangible common equity at period-end / Common shares at period-end
* Represents net income applicable to common equity
In addition, the Firm reviews other non-GAAP measures such as
•Adjusted expense, which represents noninterest expense excluding Firmwide legal expense, and
•Pre-provision profit, which represents total net revenue less total noninterest expense.
Management believes that these measures help investors understand the effect of these items on reported results and provide an alternative presentation of the Firm’s performance.
The Firm also reviews the allowance for loan losses to period-end loans retained excluding trade finance and conduits, a non-GAAP financial measure, to provide a more meaningful assessment of CIB’s allowance coverage ratio.

JPMorgan Chase & Co./2021 Form 10-K	59

Management’s discussion and analysis
TCE, ROTCE and TBVPS
TCE, ROTCE and TBVPS are each non-GAAP financial measures. TCE represents the Firm’s common stockholders’ equity (i.e., total stockholders’ equity less preferred stock) less goodwill and identifiable intangible assets (other than MSRs), net of related deferred tax liabilities. ROTCE measures the Firm’s net income applicable to common equity as a percentage of average TCE. TBVPS represents the Firm’s TCE at period-end divided by common shares at period-end. TCE, ROTCE and TBVPS are utilized by the Firm, as well as investors and analysts, in assessing the Firm’s use of equity.
The following summary table provides a reconciliation from the Firm’s common stockholders’ equity to TCE.

	Period-end		Average
	Dec 31, 2021	Dec 31, 2020	Year ended December 31,
(in millions, except per share and ratio data)			2021	2020	2019
Common stockholders’ equity	$259,289	$249,291	$250,968	$236,865	$232,907
Less: Goodwill	50,315	49,248	49,584	47,820	47,620
Less: Other intangible assets	882	904	876	781	789
Add: Certain deferred tax liabilities(a)	2,499	2,453	2,474	2,399	2,328
Tangible common equity	$210,591	$201,592	$202,982	$190,663	$186,826

Return on tangible common equity	NA	NA	23%	14%	19%
Tangible book value per share	$71.53	$66.11	NA	NA	NA
(a)Represents deferred tax liabilities related to tax-deductible goodwill and to identifiable intangibles created in nontaxable transactions, which are netted against goodwill and other intangibles when calculating TCE.

60	JPMorgan Chase & Co./2021 Form 10-K

BUSINESS SEGMENT RESULTS
The Firm is managed on an LOB basis. There are four major reportable business segments – Consumer & Community Banking, Corporate & Investment Bank, Commercial Banking and Asset & Wealth Management. In addition, there is a Corporate segment.
The business segments are determined based on the products and services provided, or the type of customer served, and they reflect the manner in which financial information is evaluated by the Firm’s Operating Committee. Segment results are presented on a managed basis. Refer to Explanation and Reconciliation of the Firm’s use of Non-GAAP Financial Measures, on pages 58-60 for a definition of managed basis.

JPMorgan Chase

Consumer Businesses			Wholesale Businesses

Consumer & Community Banking			Corporate & Investment Bank		Commercial Banking	Asset & Wealth Management

Consumer & Business Banking	Home Lending	Card & Auto	Banking	Markets & Securities Services	• Middle Market Banking	• Asset Management
• Consumer Banking • J.P. Morgan Wealth Management • Business Banking	• Home Lending Production • Home Lending Servicing • Real Estate Portfolios	• Credit Card • Auto	• Investment Banking • Payments(a) • Lending	• Fixed Income Markets	• Corporate Client Banking	• Global Private Bank(b)
				• Equity Markets • Securities Services • Credit Adjustments & Other	• Commercial Real Estate Banking
(a)In the fourth quarter of 2021, the Wholesale Payments business was renamed Payments.
(b)In the first quarter of 2021, the Wealth Management business was renamed Global Private Bank.

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
Expense Allocation
Where business segments use services provided by corporate support units, or another business segment, the costs of those services are allocated to the respective business segments. The expense is generally allocated based on the actual cost and use of services provided. In contrast, certain costs and investments related to corporate support units, technology and operations not currently utilized by any LOB, are not allocated to the business segments and are retained in Corporate. Expense retained in Corporate generally includes costs that would not be incurred if the segments were stand-alone businesses; and other items not aligned with a particular business segment.
Funds transfer pricing
Funds transfer pricing (“FTP”) is the process by which the Firm allocates interest income and expense to each business segment and transfers the primary interest rate risk and liquidity risk to Treasury and CIO within Corporate.
The funds transfer pricing process considers the interest rate and liquidity risk characteristics of assets and liabilities and off-balance sheet products. Periodically the methodology and assumptions utilized in the FTP process are adjusted to reflect economic conditions and other factors, which may impact the allocation of net interest income to the business segments.

JPMorgan Chase & Co./2021 Form 10-K	61

Management’s discussion and analysis
As a result of the current interest rate environment and the excess liquidity stemming from government and central bank actions since the onset of the COVID-19 pandemic, the cost of funds for assets and the credits earned for liabilities have generally declined, impacting the business segments net interest income. As such, during the period ended December 31, 2021, this has resulted in lower cost of funds for loans and margin compression on deposits across the LOBs.
Debt expense and preferred stock dividend allocation
As part of the funds transfer pricing process, almost all of the cost of the credit spread component of outstanding unsecured long-term debt and preferred stock dividends is allocated to the reportable business segments, while the balance of the cost is retained in Corporate. The methodology to allocate the cost of unsecured long-term debt and preferred stock dividends to the business segments is aligned with the relevant regulatory capital requirements, as applicable. The allocated cost of unsecured long-term debt is included in a business segment’s net interest income, and net income is reduced by preferred stock dividends to arrive at a business segment’s net income applicable to common equity.
Refer to Capital Risk Management on pages 86-96 for additional information.
Capital allocation
The amount of capital assigned to each segment is referred to as equity.The Firm’s allocation methodology incorporates Basel III Standardized RWA, Basel III Advanced RWA, the GSIB surcharge, and a simulation of capital in a severe stress environment. As of January 1, 2022, the Firm has changed its line of business capital allocations primarily as a result of changes in RWA for each LOB and to reflect an increase in the Firm’s GSIB surcharge to 4.0% that will be effective January 1, 2023. The assumptions and methodologies used to allocate capital are periodically reassessed and as a result, the capital allocated to the LOBs may change from time to time.
Refer to Line of business equity on page 93 for additional information on capital allocation.
Segment Results – Managed Basis
The following tables summarize the Firm’s results by segment for the periods indicated.

Year ended December 31,	Consumer & Community Banking			Corporate & Investment Bank			Commercial Banking
(in millions, except ratios)	2021	2020	2019	2021	2020	2019	2021	2020	2019
Total net revenue	$50,073	$51,268	$55,133	$51,749	$49,284	$39,265	$10,008	$9,313	$9,264
Total noninterest expense	29,256	27,990	28,276	25,325	23,538	22,444	4,041	3,798	3,735
Pre-provision profit/(loss)	20,817	23,278	26,857	26,424	25,746	16,821	5,967	5,515	5,529
Provision for credit losses	(6,989)	12,312	4,954	(1,174)	2,726	277	(947)	2,113	296
Net income/(loss)	20,930	8,217	16,541	21,134	17,094	11,954	5,246	2,578	3,958
Return on equity (“ROE”)	41%	15%	31%	25%	20%	14%	21%	11%	17%

Year ended December 31,	Asset & Wealth Management			Corporate			Total
(in millions, except ratios)	2021	2020	2019	2021	2020	2019	2021	2020	2019
Total net revenue	$16,957	$14,240	$13,591	$(3,483)	$(1,176)	$1,211	$125,304	$122,929	$118,464
Total noninterest expense	10,919	9,957	9,747	1,802	1,373	1,067	71,343	66,656	65,269
Pre-provision profit/(loss)	6,038	4,283	3,844	(5,285)	(2,549)	144	53,961	56,273	53,195
Provision for credit losses	(227)	263	59	81	66	(1)	(9,256)	17,480	5,585
Net income/(loss)	4,737	2,992	2,867	(3,713)	(1,750)	1,111	48,334	29,131	36,431
Return on equity (“ROE”)	33%	28%	26%	NM	NM	NM	19%	12%	15%
The following sections provide a comparative discussion of the Firm’s results by segment as of or for the years ended December 31, 2021 and 2020.

62	JPMorgan Chase & Co./2021 Form 10-K

CONSUMER & COMMUNITY BANKING

Consumer & Community Banking offers services to consumers and businesses through bank branches, ATMs, digital (including mobile and online) and telephone banking. CCB is organized into Consumer & Business Banking (including Consumer Banking, J.P. Morgan Wealth Management and Business Banking), Home Lending (including Home Lending Production, Home Lending Servicing and Real Estate Portfolios) and Card & Auto. Consumer & Business Banking offers deposit, investment and lending products, payments and services to consumers, and lending, deposit, and cash management and payment solutions to small businesses. Home Lending includes mortgage origination and servicing activities, as well as portfolios consisting of residential mortgages and home equity loans. Card & Auto issues credit cards to consumers and small businesses and originates and services auto loans and leases.

Selected income statement data
Year ended December 31,
(in millions, except ratios)	2021	2020	2019
Revenue
Lending- and deposit-related fees	$3,034	$3,166	$3,938
Asset management, administration and commissions	3,514	2,780	2,808
Mortgage fees and related income	2,159	3,079	2,035
Card income	3,563	3,068	3,412
All other income	5,016	5,647	5,603
Noninterest revenue	17,286	17,740	17,796
Net interest income	32,787	33,528	37,337
Total net revenue	50,073	51,268	55,133

Provision for credit losses	(6,989)	12,312	4,954

Noninterest expense
Compensation expense	12,142	11,014	10,815
Noncompensation expense(a)	17,114	16,976	17,461
Total noninterest expense	29,256	27,990	28,276
Income before income tax expense	27,806	10,966	21,903
Income tax expense	6,876	2,749	5,362
Net income	$20,930	$8,217	$16,541

Revenue by line of business
Consumer & Business Banking	$23,980	$22,955	$27,376
Home Lending	5,291	6,018	5,179
Card & Auto	20,802	22,295	22,578

Mortgage fees and related income details:
Production revenue	2,215	2,629	1,618
Net mortgage servicing revenue(b)	(56)	450	417
Mortgage fees and related income	$2,159	$3,079	$2,035

Financial ratios
Return on equity	41%	15%	31%
Overhead ratio	58	55	51
(a)Included depreciation expense on leased assets of $3.3 billion, $4.2 billion and $4.0 billion for the years ended December 31, 2021, 2020 and 2019, respectively.
(b)Included MSR risk management results of $(525) million, $(18) million and $(165) million for the years ended December 31, 2021, 2020 and 2019, respectively.

JPMorgan Chase & Co./2021 Form 10-K	63

Management’s discussion and analysis
2021 compared with 2020
Net income was $20.9 billion, up $12.7 billion, driven by a net benefit in the provision for credit losses, compared to an expense in the prior year.
Net revenue was $50.1 billion, a decrease of 2%.
Net interest income was $32.8 billion, down 2%, driven by:
•the net impact in Card of lower revolving loans, primarily due to higher payments, and lower funding costs, largely offset by
•higher loans in Auto, and
•the accelerated recognition of deferred processing fees associated with PPP loan forgiveness, largely offset by the net impact of margin compression on higher deposits in CBB.
Noninterest revenue was $17.3 billion, down 3%, driven by:
•a decrease in mortgage fees and related income due to a net loss in MSR risk management results primarily driven by updates to model inputs related to prepayment expectations as well as lower production margins,
•lower auto operating lease income as a result of a decline in volume, and
•lower overdraft fee revenue,
largely offset by
•higher asset management fees as a result of higher average market levels and net inflows, and
•higher card income due to higher net interchange income driven by an increase in debit and credit card sales volume above pre-pandemic levels, partially offset by the impact of a renegotiation of a co-brand partner contract, an increase to the rewards liability, and higher amortization related to new account origination costs.
Refer to Note 15 for further information regarding changes in the value of the MSR asset and related hedges, and mortgage fees and related income. Refer to Critical Accounting Estimates on pages 150-153, and Note 6 for additional information on card income.
Noninterest expense was $29.3 billion, up 5%, reflecting:
•increased compensation expense, as well as investments in technology and marketing campaigns, and growth in travel-related benefits, partially offset by
•lower depreciation expense due to lower auto lease assets and the impact of higher vehicle collateral values.
The provision for credit losses was a net benefit of $7.0 billion, compared with an expense of $12.3 billion in the prior year, driven by:
•a $9.8 billion reduction in the allowance for credit losses, reflecting improvements in the Firm’s macroeconomic outlook, consisting of $7.6 billion in Card, $675 million in CBB, $300 million in Auto and $1.2 billion in Home Lending, which also reflects continued improvements in HPI expectations, and
•lower net charge-offs predominantly in Card, as consumer cash balances remained elevated.
The prior year included a $7.8 billion addition to the
allowance for credit losses.
Refer to Credit and Investment Risk Management on pages 106-132 and Allowance for Credit Losses on pages 129-131 for a further discussion of the credit portfolios and the allowance for credit losses.

64	JPMorgan Chase & Co./2021 Form 10-K

Selected metrics
As of or for the year ended December 31,
(in millions, except headcount)	2021	2020	2019
Selected balance sheet data (period-end)
Total assets	$500,370	$496,705	$541,367
Loans:
Consumer & Business Banking (a)	35,095	48,810	29,585
Home Lending(b)	180,529	182,121	213,445
Card	154,296	144,216	168,924
Auto	69,138	66,432	61,522
Total loans	439,058	441,579	473,476
Deposits	1,148,110	958,706	723,418
Equity	50,000	52,000	52,000
Selected balance sheet data (average)
Total assets	$489,771	$501,584	$543,127
Loans:
Consumer & Business Banking	44,906	43,064	28,859
Home Lending(c)	181,049	197,148	230,662
Card	140,405	146,633	156,325
Auto	67,624	61,476	61,862
Total loans	433,984	448,321	477,708
Deposits	1,054,956	851,390	698,378
Equity	50,000	52,000	52,000

Headcount	128,863	122,894	125,756
(a)At December 31, 2021 and 2020 included $5.4 billion and $19.2 billion of loans, respectively, in Business Banking under the PPP. Refer to Credit Portfolio on pages 108-109 for a further discussion of the PPP.
(b)At December 31, 2021, 2020 and 2019, Home Lending loans held-for-sale and loans at fair value were $14.9 billion, $9.7 billion and $16.6 billion, respectively.
(c)Average Home Lending loans held-for sale and loans at fair value were $15.4 billion, $11.1 billion and $14.1 billion for the years ended December 31, 2021, 2020 and 2019, respectively.

Selected metrics
As of or for the year ended December 31,
(in millions, except ratio data)	2021		2020		2019
Credit data and quality statistics
Nonaccrual loans(a)(b)(c)	$4,875	(h)	$5,492	(i)	$3,027

Net charge-offs/(recoveries)
Consumer & Business Banking	289		263		298
Home Lending	(275)		(169)		(98)
Card	2,712		4,286		4,848
Auto	35		123		206
Total net charge-offs/(recoveries)	$2,761		$4,503		$5,254

Net charge-off/(recovery) rate
Consumer & Business Banking(d)	0.64%		0.61%		1.03%
Home Lending	(0.17)		(0.09)		(0.05)
Card	1.94		2.93		3.10
Auto	0.05		0.20		0.33
Total net charge-off/(recovery) rate	0.66%		1.03%		1.13%

30+ day delinquency rate(e)
Home Lending(f)(g)	1.25%		1.15%		1.58%
Card	1.04		1.68		1.87
Auto	0.64		0.69		0.94

90+ day delinquency rate - Card(e)	0.50%		0.92%		0.95%

Allowance for loan losses
Consumer & Business Banking	$697		$1,372		$750
Home Lending	660		1,813		1,890
Card	10,250		17,800		5,683
Auto	733		1,042		465
Total allowance for loan losses	$12,340		$22,027		$8,788
Effective January 1, 2020, the Firm adopted the CECL accounting guidance. The adoption resulted in a change in the accounting for purchased credit-impaired (“PCI”) loans, which are considered purchased credit deteriorated (“PCD”) loans under CECL. Refer to Consumer Credit Portfolio on pages 110-116 and Note 12 for further information on PCD loans.
(a)At both December 31, 2021 and 2020, nonaccrual loans included $1.6 billion of PCD loans. Prior to the adoption of CECL, nonaccrual loans excluded PCI loans as the Firm recognized interest income on each pool of PCI loans as each of the pools was performing.
(b)At December 31, 2021, 2020 and 2019, nonaccrual loans excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $342 million, $558 million and $963 million, respectively. These amounts have been excluded based upon the government guarantee. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.
(c)At December 31, 2021 and 2020, generally excludes loans that were under payment deferral programs offered in response to the COVID-19 pandemic. Refer to Consumer Credit Portfolio on pages 110-116 for further information on consumer payment assistance activity. Includes loans to customers that have exited COVID-19 related payment deferral programs and are 90 or more days past due, predominantly all of which were considered collateral-dependent at time of exit.
(d)At December 31, 2021 and 2020, included $5.4 billion and $19.2 billion of loans, respectively, in Business Banking under the PPP. The Firm does not expect to realize material credit losses on PPP loans because the loans are guaranteed by the SBA. Refer to Credit Portfolio on pages 108-109 for a further discussion of the PPP.
(e)At December 31, 2021 and 2020, the principal balance of loans in Home Lending, Card and Auto under payment deferral programs offered in response to the COVID-19 pandemic were as follows: (1) $1.1 billion and $9.1 billion in Home Lending, respectively; (2) $46 million and $264 million in Card, respectively; and (3) $115 million

JPMorgan Chase & Co./2021 Form 10-K	65

Management’s discussion and analysis
and $376 million in Auto, respectively. Loans that are performing according to their modified terms are generally not considered delinquent. Refer to Consumer Credit Portfolio on pages 110-116 for further information on consumer payment assistance activity.
(f)At December 31, 2021 and 2020, the 30+ day delinquency rates included PCD loans. The rate at December 31, 2019 was revised to include the impact of PCI loans.
(g)At December 31, 2021, 2020 and 2019, excluded mortgage loans insured by U.S. government agencies of $405 million, $744 million and $1.7 billion, respectively, that are 30 or more days past due. These amounts have been excluded based upon the government guarantee.
(h)At December 31, 2021, nonaccrual loans excluded $506 million of PPP loans 90 or more days past due and guaranteed by the SBA.
(i)Prior-period amount has been revised to conform with the current presentation.

Selected metrics
As of or for the year ended December 31,
(in billions, except ratios and where otherwise noted)	2021		2020		2019
Business Metrics
CCB households (in millions)	66.3		63.4		62.6
Number of branches	4,790		4,908		4,976
Active digital customers (in thousands)(a)	58,857		55,274		52,453
Active mobile customers (in thousands)(b)	45,452		40,899		37,315
Debit and credit card sales volume	$1,360.7		$1,081.2		$1,114.4

Consumer & Business Banking
Average deposits	$1,035.4		$832.5		$683.7
Deposit margin	1.27%		1.58%		2.48%
Business banking origination volume(c)	$13.9		$26.6		$6.6
Client investment assets(d)	718.1		590.2		501.4
Number of client advisors	4,725		4,417		4,196

Home Lending
Mortgage origination volume by channel
Retail	$91.8		$72.9		$51.0
Correspondent	70.9		40.9		54.2
Total mortgage origination volume(e)	$162.7		$113.8		$105.2

Third-party mortgage loans serviced (period-end)	$519.2		$447.3		$520.8
MSR carrying value (period-end)	5.5		3.3		4.7
Ratio of MSR carrying value (period-end) to third-party mortgage loans serviced (period-end)	1.06%		0.74%		0.90%
MSR revenue multiple(f)	3.93	x	2.55	x	2.65x

Credit Card
Credit card sales volume, excluding commercial card	$893.5		$702.7		$762.8
New accounts opened (in millions)	8.0		5.4		7.8
Net revenue rate	10.51%		10.92%		10.48%

Auto
Loan and lease origination volume	$43.6		$38.4		$34.0
Average auto operating lease assets	19.1		22.0		21.6
(a)Users of all web and/or mobile platforms who have logged in within the past 90 days.
(b)Users of all mobile platforms who have logged in within the past 90 days.
(c)Included origination volume under the PPP of $10.6 billion and $21.9 billion for the years ended December 31, 2021 and 2020, respectively. Refer to Credit Portfolio on pages 108-109 for a further discussion of the PPP.
(d)Includes assets invested in managed accounts and J.P. Morgan mutual funds where AWM is the investment manager. Refer to AWM segment results on pages 76-78 for additional information.
(e)Firmwide mortgage origination volume was $182.4 billion, $133.4 billion and $115.9 billion for the years ended December 31, 2021, 2020 and 2019, respectively.
(f)Represents the ratio of MSR carrying value (period-end) to third-party mortgage loans serviced (period-end) divided by the ratio of annualized loan servicing-related revenue to third-party mortgage loans serviced (average).

66	JPMorgan Chase & Co./2021 Form 10-K

CORPORATE & INVESTMENT BANK

The Corporate & Investment Bank, which consists of Banking and Markets & Securities Services, offers a broad suite of investment banking, market-making, prime brokerage, and treasury and securities products and services to a global client base of corporations, investors, financial institutions, merchants, government and municipal entities. Banking offers a full range of investment banking products and services in all major capital markets, including advising on corporate strategy and structure, capital-raising in equity and debt markets, as well as loan origination and syndication. Banking also includes Payments, which provides payments services enabling clients to manage payments and receipts globally, and cross-border financing. Markets & Securities Services includes Markets, a global market-maker across products, including cash and derivative instruments, which also offers sophisticated risk management solutions, prime brokerage, and research. Markets & Securities Services also includes Securities Services, a leading global custodian which provides custody, fund accounting and administration, and securities lending products principally for asset managers, insurance companies and public and private investment funds.

Selected income statement data
Year ended December 31,
(in millions)	2021	2020	2019
Revenue
Investment banking fees	$13,359	$9,477	$7,575
Principal transactions	15,764	17,560	14,399
Lending- and deposit-related fees	2,514	2,070	1,668
Asset management, administration and commissions	5,024	4,721	4,400
All other income	1,548	1,292	2,018
Noninterest revenue	38,209	35,120	30,060
Net interest income	13,540	14,164	9,205
Total net revenue(a)	51,749	49,284	39,265

Provision for credit losses	(1,174)	2,726	277

Noninterest expense
Compensation expense	13,096	11,612	11,180
Noncompensation expense	12,229	11,926	11,264
Total noninterest expense	25,325	23,538	22,444
Income before income tax expense	27,598	23,020	16,544
Income tax expense	6,464	5,926	4,590
Net income	$21,134	$17,094	$11,954
(a)Includes tax-equivalent adjustments, predominantly due to income tax credits and other tax benefits related to alternative energy investments; income tax credits and amortization of the cost of investments in affordable housing projects; and tax-exempt income from municipal bonds of $3.0 billion, $2.4 billion and $1.9 billion for the years ended December 31, 2021, 2020 and 2019, respectively. Prior-period tax-equivalent adjustment amounts have been revised to conform with the current presentation. Refer to Note 25 for further information.

Selected income statement data
Year ended December 31,
(in millions, except ratios)	2021	2020	2019
Financial ratios
Return on equity	25%	20%	14%
Overhead ratio	49	48	57
Compensation expense as percentage of total net revenue	25	24	28
Revenue by business
Investment Banking	$12,506	$8,871	$7,215
Payments(a)	6,270	5,560	5,842
Lending	1,001	1,146	1,021
Total Banking	19,777	15,577	14,078
Fixed Income Markets	16,865	20,878	14,418
Equity Markets	10,529	8,605	6,494
Securities Services	4,328	4,253	4,154
Credit Adjustments & Other(b)	250	(29)	121
Total Markets & Securities Services	31,972	33,707	25,187
Total net revenue	$51,749	$49,284	$39,265
(a)In the fourth quarter of 2021, the Wholesale Payments business was renamed Payments.
(b)Consists primarily of centrally managed credit valuation adjustments ("CVA"), funding valuation adjustments ("FVA") on derivatives, other valuation adjustments, and certain components of fair value option elected liabilities, which are primarily reported in principal transactions revenue. Results are presented net of associated hedging activities and net of CVA and FVA amounts allocated to Fixed Income Markets and Equity Markets. Refer to Notes 2, 3 and 24 for additional information.

JPMorgan Chase & Co./2021 Form 10-K	67

Management’s discussion and analysis
2021 compared with 2020
Net income was $21.1 billion, up 24%, largely driven by a net benefit in the provision for credit losses, compared to an expense in the prior year.
Net revenue was $51.7 billion, up 5%.
Banking revenue was $19.8 billion, up 27%.
•Investment Banking revenue was $12.5 billion, up 41%, driven by higher Investment Banking fees, reflecting higher fees across products. The Firm ranked #1 for Global Investment Banking fees, according to Dealogic.
–Advisory fees were $4.4 billion, up 85%, driven by increased M&A activity and wallet share gains.
–Equity underwriting fees were $4.0 billion, up 43%, driven by a strong IPO market and wallet share gains.
–Debt underwriting fees were $5.0 billion, up 15%, predominantly driven by an active leveraged loan market primarily related to acquisition financing.
•Payments revenue was $6.3 billion, up 13%, and included net gains on equity investments. Excluding these net gains, revenue was $5.8 billion, up 5%, driven by higher deposit balances and fees, largely offset by deposit margin compression.
•Lending revenue was $1.0 billion, down 13%, predominantly driven by lower net interest income, largely offset by lower fair value losses on hedges of accrual loans, and higher loan commitment fees.
Markets & Securities Services revenue was $32.0 billion, down 5%. Markets revenue was $27.4 billion, down 7%.
•Fixed Income Markets revenue was $16.9 billion, down 19%, driven by lower revenue in Rates, Currencies & Emerging Markets, Fixed Income Financing, Commodities and Credit compared to a strong prior year, partially offset by higher revenue in Securitized Products.
•Equity Markets revenue was $10.5 billion, up 22%, driven by strong performance across prime brokerage, derivatives and Cash Equities.
•Securities Services revenue was $4.3 billion, up 2%, driven by growth in fees and deposits, predominantly offset by deposit margin compression.
•Credit Adjustments & Other was a gain of $250 million predominantly driven by valuation adjustments related to derivatives.
Noninterest expense was $25.3 billion, up 8%, predominantly driven by higher compensation expense, including revenue-related compensation and investments, as well as higher volume-related brokerage expense, partially offset by lower legal expense.
The provision for credit losses was a net benefit of $1.2 billion, driven by a net reduction in the allowance for credit losses, compared with an expense of $2.7 billion in the prior year.

68	JPMorgan Chase & Co./2021 Form 10-K

Selected metrics
As of or for the year ended December 31, (in millions, except headcount)
	2021	2020		2019
Selected balance sheet data (period-end)
Total assets(a)	$1,259,896	$1,095,926		$913,803
Loans:
Loans retained(b)	159,786	133,296		121,733
Loans held-for-sale and loans at fair value(c)	50,386	39,588		34,317
Total loans	210,172	172,884		156,050
Equity	83,000	80,000		80,000
Selected balance sheet data (average)
Total assets(a)	$1,334,518	$1,121,942		$992,770
Trading assets-debt and equity instruments	448,099	425,060	(e)	376,182
Trading assets-derivative receivables	68,203	69,243	(e)	48,196
Loans:
Loans retained(b)	145,137	135,676		122,371
Loans held-for-sale and loans at fair value(c)	51,072	33,792		32,884
Total loans	196,209	169,468		155,255
Equity	83,000	80,000		80,000

Headcount(d)	67,546	61,733		60,013
(a)Prior-period amounts have been revised to conform with the current presentation. Refer to Note 25 for further information.
(b)Includes secured lending-related positions, credit portfolio loans, loans held by consolidated Firm-administered multi-seller conduits, trade finance loans, other held-for-investment loans and overdrafts.
(c)Primarily reflects lending-related positions originated and purchased in CIB Markets, including loans held for securitization.
(d)During the six months ended June 30, 2021, 1,155 technology and risk management employees were transferred from Corporate to CIB.
(e)Prior-period amounts have been revised to conform with the current presentation.

Selected metrics
As of or for the year ended December 31, (in millions, except ratios)
	2021	2020	2019
Credit data and quality statistics
Net charge-offs/(recoveries)	$6	$370	$183
Nonperforming assets:
Nonaccrual loans:
Nonaccrual loans retained(a)	584	1,008	308
Nonaccrual loans held-for-sale and loans at fair value(b)	844	1,662	644
Total nonaccrual loans	1,428	2,670	952
Derivative receivables	316	56	30
Assets acquired in loan satisfactions	91	85	70
Total nonperforming assets	1,835	2,811	1,052
Allowance for credit losses:
Allowance for loan losses	1,348	2,366	1,202
Allowance for lending-related commitments	1,372	1,534	848
Total allowance for credit losses	2,720	3,900	2,050
Net charge-off/(recovery) rate(c)	—%	0.27%	0.15%
Allowance for loan losses to period-end loans retained	0.84	1.77	0.99
Allowance for loan losses to period-end loans retained, excluding trade finance and conduits(d)	1.12	2.54	1.31
Allowance for loan losses to nonaccrual loans retained(a)	231	235	390
Nonaccrual loans to total period-end loans	0.68	1.54	0.61
(a)Allowance for loan losses of $58 million, $278 million and $110 million were held against these nonaccrual loans at December 31, 2021, 2020 and 2019, respectively.
(b)At December 31, 2021, 2020 and 2019, nonaccrual loans excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $281 million, $316 million and $127 million, respectively. These amounts have been excluded based upon the government guarantee.
(c)Loans held-for-sale and loans at fair value were excluded when calculating the net charge-off/(recovery) rate.
(d)Management uses allowance for loan losses to period-end loans retained, excluding trade finance and conduits, a non-GAAP financial measure, to provide a more meaningful assessment of CIB’s allowance coverage ratio.

JPMorgan Chase & Co./2021 Form 10-K	69

Management’s discussion and analysis

Investment banking fees
	Year ended December 31,
(in millions)	2021	2020	2019
Advisory	$4,381	$2,368	$2,377
Equity underwriting	3,953	2,758	1,666
Debt underwriting(a)	5,025	4,351	3,532
Total investment banking fees	$13,359	$9,477	$7,575
(a)Represents long-term debt and loan syndications.

League table results – wallet share
	2021		2020		2019
Year ended December 31,	Rank	Share	Rank	Share	Rank	Share
Based on fees(a)
M&A(b)
Global	# 2	10.2%	# 2	9.0%	# 2	9.0%
U.S.	2	11.3	2	9.5	2	9.3
Equity and equity-related(c)
Global	2	8.9	2	8.9	1	9.4
U.S.	2	11.8	2	12.0	1	13.5
Long-term debt(d)
Global	1	8.4	1	8.8	1	7.8
U.S.	1	12.1	1	12.8	1	12.0
Loan syndications
Global	1	10.9	1	11.1	1	10.1
U.S.	1	12.6	1	12.3	1	12.4
Global investment banking fees(e)	# 1	9.5%	# 1	9.2%	# 1	8.9%
(a)Source: Dealogic as of January 3, 2022. Reflects the ranking of revenue wallet and market share.
(b)Global M&A excludes any withdrawn transactions. U.S. M&A revenue wallet represents wallet from client parents based in the U.S.
(c)Global equity and equity-related ranking includes rights offerings and Chinese A-Shares.
(d)Long-term debt rankings include investment-grade, high-yield, supranationals, sovereigns, agencies, covered bonds, asset-backed securities ("ABS") and mortgage-backed securities ("MBS"); and exclude money market, short-term debt, and U.S. municipal securities.
(e)Global investment banking fees exclude money market, short-term debt and shelf securities.
Markets revenue
The following table summarizes selected income statement data for the Markets businesses. Markets includes both Fixed Income Markets and Equity Markets. Markets revenue consists of principal transactions, fees, commissions and other income, as well as net interest income. The Firm assesses its Markets business performance on a total revenue basis, as offsets may occur across revenue line items. For example, securities that generate net interest income may be risk-managed by derivatives that are reflected at fair value in principal transactions revenue. Refer to Notes 6 and 7 for a description of the composition of these income statement line items.
Principal transactions reflects revenue on financial instruments and commodities transactions that arise from client-driven market-making activity. Principal transactions revenue includes amounts recognized upon executing new transactions with market participants, as well as “inventory-related revenue”, which is revenue recognized from gains and losses on derivatives and other instruments that the Firm has been holding in anticipation of, or in response to, client demand, and changes in the fair value of instruments used by the Firm to actively manage the risk exposure arising from such inventory. Principal transactions revenue recognized upon executing new transactions with market participants is affected by many factors including the level of client activity, the bid-offer spread (which is the difference between the price at which a market participant is willing and able to sell an instrument to the Firm and the price at which another market participant is willing and able to buy it from the Firm, and vice versa), market liquidity and volatility. These factors are interrelated and sensitive to the same factors that drive inventory-related revenue, which include general market conditions, such as interest rates, foreign exchange rates, credit spreads, and equity and commodity prices, as well as other macroeconomic conditions.

70	JPMorgan Chase & Co./2021 Form 10-K

For the periods presented below, the predominant source of principal transactions revenue was the amount recognized upon executing new transactions.

	2021			2020			2019
Year ended December 31, (in millions, except where otherwise noted)	Fixed Income Markets	Equity Markets	Total Markets	Fixed Income Markets	Equity Markets	Total Markets	Fixed Income Markets	Equity Markets	Total Markets
Principal transactions	$7,911	$7,519	$15,430	$11,857	$6,087	$17,944	$8,786	$5,739	$14,525
Lending- and deposit-related fees	321	17	338	226	10	236	198	7	205
Asset management, administration and commissions	545	1,967	2,512	411	2,087	2,498	407	1,775	2,182
All other income	972	(101)	871	493	(62)	431	872	8	880
Noninterest revenue	9,749	9,402	19,151	12,987	8,122	21,109	10,263	7,529	17,792
Net interest income	7,116	1,127	8,243	7,891	483	8,374	4,155	(1,035)	3,120
Total net revenue	$16,865	$10,529	$27,394	$20,878	$8,605	$29,483	$14,418	$6,494	$20,912
Loss days(a)	4			4			1
(a)Loss days represent the number of days for which CIB Markets, which consists of Fixed Income Markets and Equity Markets, posted losses to total net revenue. The loss days determined under this measure differ from the measure used to determine backtesting gains and losses. Daily backtesting gains and losses include positions in the Firm’s Risk Management value-at-risk ("VaR") measure and exclude select components of total net revenue, which may more than offset backtesting gains or losses on a particular day. For more information on daily backtesting gains and losses, refer to the VaR discussion on pages 135-137.

Selected metrics
As of or for the year ended December 31, (in millions, except where otherwise noted)	2021	2020	2019
Assets under custody ("AUC") by asset class (period-end) (in billions):
Fixed Income	$16,098	$15,840	$13,498
Equity	12,962	11,489	10,100
Other(a)	4,161	3,651	3,233
Total AUC	$33,221	$30,980	$26,831
Merchant processing volume (in billions)(b)	$1,886.7	$1,597.3	$1,511.5
Client deposits and other third party liabilities (average)(c)	$714,910	$610,555	$464,795
(a)Consists of mutual funds, unit investment trusts, currencies, annuities, insurance contracts, options and other contracts.
(b)Represents total merchant processing volume across CIB, CCB and CB.
(c)Client deposits and other third-party liabilities pertain to the Payments and Securities Services businesses.

JPMorgan Chase & Co./2021 Form 10-K	71

Management’s discussion and analysis

International metrics
As of or for the year ended December 31, (in millions, except where otherwise noted)	2021	2020	2019
Total net revenue(a)
Europe/Middle East/Africa	$13,954	$13,872	$11,905
Asia-Pacific	7,555	7,524	5,319
Latin America/Caribbean	1,833	1,931	1,543
Total international net revenue	23,342	23,327	18,767
North America	28,407	25,957	20,498
Total net revenue	$51,749	$49,284	$39,265

Loans retained (period-end)(a)
Europe/Middle East/Africa	$33,084	$27,659	$26,067
Asia-Pacific	14,471	12,802	14,759
Latin America/Caribbean	7,006	5,425	6,173
Total international loans	54,561	45,886	46,999
North America	105,225	87,410	74,734
Total loans retained	$159,786	$133,296	$121,733

Client deposits and other third-party liabilities (average)(b)
Europe/Middle East/Africa	$243,867	$211,592	$174,477
Asia-Pacific	132,241	124,145	90,364
Latin America/Caribbean	46,045	37,664	29,024
Total international	$422,153	$373,401	$293,865
North America	292,757	237,154	170,930
Total client deposits and other third-party liabilities	$714,910	$610,555	$464,795

AUC (period-end)(b) (in billions)
North America	$21,655	$20,028	$16,855
All other regions	11,566	10,952	9,976
Total AUC	$33,221	$30,980	$26,831
(a)Total net revenue and loans retained (excluding loans held-for-sale and loans at fair value) are based on the location of the trading desk, booking location, or domicile of the client, as applicable.
(b)Client deposits and other third-party liabilities pertaining to the Payments and Securities Services businesses, and AUC, are based on the domicile of the client.

72	JPMorgan Chase & Co./2021 Form 10-K

COMMERCIAL BANKING

Commercial Banking provides comprehensive financial solutions, including lending, payments, investment banking and asset management products across three primary client segments: Middle Market Banking, Corporate Client Banking and Commercial Real Estate Banking. Other includes amounts not aligned with a primary client segment.
Middle Market Banking covers small and midsized companies, local governments and nonprofit clients.
Corporate Client Banking covers large corporations.
Commercial Real Estate Banking covers investors, developers, and owners of multifamily, office, retail, industrial and affordable housing properties.

Selected income statement data
Year ended December 31, (in millions)	2021	2020	2019
Revenue
Lending- and deposit-related fees	$1,392	$1,187	$941
All other income	2,537	1,880	1,769
Noninterest revenue	3,929	3,067	2,710
Net interest income	6,079	6,246	6,554
Total net revenue(a)	10,008	9,313	9,264

Provision for credit losses	(947)	2,113	296

Noninterest expense
Compensation expense	1,973	1,854	1,785
Noncompensation expense	2,068	1,944	1,950
Total noninterest expense	4,041	3,798	3,735

Income before income tax expense	6,914	3,402	5,233
Income tax expense	1,668	824	1,275
Net income	$5,246	$2,578	$3,958
(a)Total net revenue included tax-equivalent adjustments from income tax credits related to equity investments in designated community development entities and in entities established for rehabilitation of historic properties, as well as tax-exempt income related to municipal financing activities, of $330 million, $350 million and $460 million for the years ended December 31, 2021, 2020 and 2019, respectively. Prior-period tax-equivalent adjustment amounts have been revised to conform with the current presentation. Refer to Note 25 for further information.
2021 compared with 2020
Net income was $5.2 billion, up $2.7 billion, predominantly driven by a net benefit in the provision for credit losses, compared to an expense in the prior year.
Net revenue was $10.0 billion, up 7%. Net interest income was $6.0 billion, down 3%, driven by the net impact of margin compression on higher deposits and a decrease in loans, largely offset by lower funding costs. Noninterest revenue was $3.9 billion, up 28%, predominantly driven by higher investment banking and payments revenue.
Noninterest expense was $4.0 billion, up 6%, predominantly driven by investments in the business, including higher compensation expense, and higher volume- and revenue-related expense.
The provision for credit losses was a net benefit of $947 million, driven by a net reduction in the allowance for credit losses, compared with an expense of $2.1 billion in the prior year.

JPMorgan Chase & Co./2021 Form 10-K	73

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
Other revenue primarily includes tax-equivalent adjustments generated from Community Development Banking and activity derived from principal transactions.

Selected income statement data (continued)
Year ended December 31, (in millions, except ratios)	2021	2020	2019
Revenue by product
Lending	$4,629	$4,396	$4,057
Payments	3,653	3,715	4,200
Investment banking(a)	1,611	1,069	919
Other	115	133	88
Total Commercial Banking net revenue	$10,008	$9,313	$9,264

Investment banking revenue, gross(b)	$5,092	$3,348	$2,744

Revenue by client segment
Middle Market Banking	$4,004	$3,640	$3,805
Corporate Client Banking	3,508	3,203	3,119
Commercial Real Estate Banking	2,419	2,313	2,169
Other	77	157	171
Total Commercial Banking net revenue	$10,008	$9,313	$9,264

Financial ratios
Return on equity	21%	11%	17%
Overhead ratio	40	41	40
(a)Includes CB’s share of revenue from investment banking products sold to CB clients through the CIB.
(b)Refer to Business Segment Results page 61 for a discussion of revenue sharing.

Selected metrics
As of or for the year ended December 31, (in millions, except headcount)	2021	2020		2019
Selected balance sheet data (period-end)
Total assets	$230,776	$228,911	(b)	$220,514
Loans:
Loans retained	206,220	207,880		207,287
Loans held-for-sale and loans at fair value	2,223	2,245		1,009
Total loans	$208,443	$210,125		$208,296
Equity	24,000	22,000		22,000

Period-end loans by client segment
Middle Market Banking(a)	$61,159	$61,115		$54,188
Corporate Client Banking	45,315	47,420		51,165
Commercial Real Estate Banking	101,751	101,146		101,951
Other	218	444		992
Total Commercial Banking loans(a)	$208,443	$210,125		$208,296

Selected balance sheet data (average)
Total assets	$225,548	$233,156	(b)	$218,896
Loans:
Loans retained	201,920	217,767		206,837
Loans held-for-sale and loans at fair value	3,122	1,129		1,082
Total loans	$205,042	$218,896		$207,919
Client deposits and other third-party liabilities	301,502	237,825		172,734
Equity	24,000	22,000		22,000

Average loans by client segment
Middle Market Banking	$60,128	$61,558		$55,690
Corporate Client Banking	44,361	54,172		50,360
Commercial Real Estate Banking	100,331	102,479		100,884
Other	222	687		985
Total Commercial Banking loans	$205,042	$218,896		$207,919

Headcount	12,902	11,675		11,629
(a)At December 31, 2021 and 2020, total loans included $1.2 billion and $6.6 billion of loans under the PPP, of which $1.1 billion and $6.4 billion were in Middle Market Banking, respectively. Refer to Credit Portfolio on pages 108-109 for a further discussion of the PPP.
(b)Prior-period amounts have been revised to conform with the current presentation. Refer to Note 25 for further information.

74	JPMorgan Chase & Co./2021 Form 10-K

Selected metrics
As of or for the year ended December 31, (in millions, except ratios)	2021		2020	2019
Credit data and quality statistics
Net charge-offs/(recoveries)	$71		$401	$160
Nonperforming assets
Nonaccrual loans:
Nonaccrual loans retained(a)	740	(c)	1,286	498
Nonaccrual loans held-for-sale and loans at fair value	—		120	—
Total nonaccrual loans	740		1,406	498

Assets acquired in loan satisfactions	17		24	25
Total nonperforming assets	757		1,430	523
Allowance for credit losses:
Allowance for loan losses	2,219		3,335	2,780
Allowance for lending-related commitments	749		651	293
Total allowance for credit losses	2,968		3,986	3,073

Net charge-off/(recovery) rate(b)	0.04%		0.18%	0.08%
Allowance for loan losses to period-end loans retained	1.08		1.60	1.34
Allowance for loan losses to nonaccrual loans retained(a)	300		259	558
Nonaccrual loans to period-end total loans	0.36		0.67	0.24
(a)Allowance for loan losses of $124 million, $273 million and $114 million was held against nonaccrual loans retained at December 31, 2021, 2020 and 2019, respectively.
(b)Loans held-for-sale and loans at fair value were excluded when calculating the net charge-off/(recovery) rate.
(c)At December 31, 2021, nonaccrual loans excluded $114 million of PPP loans 90 or more days past due and guaranteed by the SBA.

JPMorgan Chase & Co./2021 Form 10-K	75

Management’s discussion and analysis

ASSET & WEALTH MANAGEMENT

Asset & Wealth Management, with client assets of $4.3 trillion, is a global leader in investment and wealth management.

Asset Management
Offers multi-asset investment management solutions across equities, fixed income, alternatives and money market funds to institutional and retail investors providing for a broad range of clients’ investment needs.

Global Private Bank
Provides retirement products and services, brokerage, custody, trusts and estates, loans, mortgages, deposits and investment management to high net worth clients.

The majority of AWM’s client assets are in actively managed portfolios.

Selected income statement data
Year ended December 31, (in millions, except ratios)	2021	2020	2019
Revenue
Asset management, administration and commissions	$12,333	$10,610	$9,818
All other income	738	212	418
Noninterest revenue	13,071	10,822	10,236
Net interest income	3,886	3,418	3,355
Total net revenue	16,957	14,240	13,591

Provision for credit losses	(227)	263	59

Noninterest expense
Compensation expense	5,692	4,959	5,028
Noncompensation expense	5,227	4,998	4,719
Total noninterest expense	10,919	9,957	9,747

Income before income tax expense	6,265	4,020	3,785
Income tax expense	1,528	1,028	918
Net income	$4,737	$2,992	$2,867

Revenue by line of business
Asset Management	$9,246	$7,654	$7,254
Global Private Bank(a)	7,711	6,586	6,337
Total net revenue	$16,957	$14,240	$13,591

Financial ratios
Return on equity	33%	28%	26%
Overhead ratio	64	70	72
Pre-tax margin ratio:
Asset Management	35	29	26
Global Private Bank(a)	39	27	30
Asset & Wealth Management	37	28	28
(a)In the first quarter of 2021, the Wealth Management business was renamed Global Private Bank.
2021 compared with 2020
Net income was $4.7 billion, an increase of 58%.
Net revenue was $17.0 billion, an increase of 19%. Net interest income was $3.9 billion, up 14%. Noninterest revenue was $13.1 billion, up 21%.
Revenue from Asset Management was $9.2 billion, up 21%, predominantly driven by:
•higher asset management fees, net of liquidity fee waivers, on higher average market levels and strong cumulative net inflows into long-term and liquidity products,
•higher performance fees, and
•higher net investment valuation gains.
Revenue from Global Private Bank was $7.7 billion, up 17%, predominantly driven by:
•higher loans including the impact of lower funding costs, and higher asset management fees, partially offset by
•the net impact of margin compression on higher deposits.
The provision for credit losses was a net benefit of $227 million, driven by a reduction in the allowance for credit losses, compared with an expense of $263 million in the prior year.
Noninterest expense was $10.9 billion, up 10%, driven by higher volume- and revenue-related compensation expense and distribution fees, higher structural expense, and higher investments in the business, partially offset by lower legal expense.

76	JPMorgan Chase & Co./2021 Form 10-K

Asset Management has two high-level measures of its overall fund performance.
Effective September 2021, AWM changed the source for the peer group quartile rankings of its funds from Lipper to Morningstar for U.S.-domiciled funds (except for “Municipals” and “Investor” funds, for which the source remains Lipper) and Taiwan domiciled funds. AWM evaluates fund performance utilizing this peer group ranking and believes that it provides investors with comparability across the industry. This change resulted in both positive and negative impacts on the quartile rankings for prior periods, as compared to how they would have been ranked by Lipper. In addition, AWM has changed its selection of the “primary share class” for certain non-
U.S. funds, as set forth below, in order to establish a more consistent approach across these products. Prior periods in the following table have been revised to conform to the current presentation.
• Percentage of mutual fund assets under management in funds rated 4- or 5-star: Mutual fund rating services rank funds based on their risk adjusted performance over various periods. A 5-star rating is the best rating and represents the top 10% of industry-wide ranked funds. A 4-star rating represents the next 22.5% of industry-wide ranked funds. A 3-star rating represents the next 35% of industry-wide ranked funds. A 2-star rating represents the next 22.5% of industry-wide ranked funds. A 1-star rating is the worst rating and represents the bottom 10% of industrywide ranked funds. An overall Morningstar rating is derived from a weighted average of the performance associated with a fund’s three-, five and ten- year (if applicable) Morningstar Rating metrics. For U.S.-domiciled funds, separate star ratings are provided at the individual share class level. The Nomura “star rating” is based on three-year risk-adjusted performance only. Funds with fewer than three years of history are not rated and hence excluded from these rankings. All ratings, the assigned peer categories and the asset values used to derive these rankings are sourced from the applicable fund rating provider. Where applicable, the fund rating providers redenominate asset values into U.S. dollars. The percentage of AUM is based on star ratings at the share class level for U.S.-domiciled funds, and at a “primary share class” level to represent the star rating of all other funds, except for Japan, for which Nomura provides ratings at the fund level. The performance data may have been different if all share classes had been included. Past performance is not indicative of future results.

• Percentage of mutual fund assets under management in funds ranked in the 1st or 2nd quartile (one, three and five years):All quartile rankings, the assigned peer categories and the asset values used to derive these rankings are sourced from the fund rating providers. Quartile rankings are based on the net-of-fee absolute return of each fund. Where applicable, the fund rating providers redenominate asset values into U.S. dollars. The percentage of AUM is based on fund performance and associated peer rankings at the share class level for U.S.-domiciled funds, at a “primary share class” level to represent the quartile ranking for U.K., Luxembourg and Hong Kong SAR funds and at the fund level for all other funds. The performance data may have been different if all share classes had been included. Past performance is not indicative of future results.

“Primary share class” means the C share class for European funds and Acc share class for Hong Kong SAR and Taiwan funds. If these share classes are not available, the oldest share class is used as the primary share class.

Selected metrics
As of or for the year ended December 31, (in millions, except ranking data, ratios and headcount)	2021	2020		2019
% of JPM mutual fund assets rated as 4- or 5-star(a)	69%	63%		66%
% of JPM mutual fund assets ranked in 1st or 2nd quartile:(b)
1 year	53	63		59
3 years	72	69		74
5 years	80	72		75

Selected balance sheet data (period-end)(c)
Total assets	$234,425	$203,384		$173,175
Loans	218,271	186,608		158,149
Deposits	282,052	198,755		142,740
Equity	14,000	10,500		10,500

Selected balance sheet data (average)(c)
Total assets	$217,187	$181,432		$161,863
Loans	198,487	166,311		147,404
Deposits	230,296	161,955		135,265
Equity	14,000	10,500		10,500

Headcount	22,762	20,683		21,550

Number of Global Private Bank client advisors	2,738	2,462		2,419

Credit data and quality statistics(c)
Net charge-offs/(recoveries)	$26	$(14)		$29
Nonaccrual loans	708	964	(d)	115
Allowance for credit losses:
Allowance for loan losses	$365	$598		$350
Allowance for lending-related commitments	18	38		19
Total allowance for credit losses	$383	$636		$369
Net charge-off/(recovery) rate	0.01%	(0.01)%		0.02%
Allowance for loan losses to period-end loans	0.17	0.32		0.22
Allowance for loan losses to nonaccrual loans	52	62	(d)	304
Nonaccrual loans to period-end loans	0.32	0.52	(d)	0.07
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
(c)Loans, deposits and related credit data and quality statistics relate to the Global Private Bank business.
(d)Prior-period amount has been revised to conform with the current presentation.

JPMorgan Chase & Co./2021 Form 10-K	77

Management’s discussion and analysis
Client assets
2021 compared with 2020
Client assets were $4.3 trillion, an increase of 18%. Assets under management were $3.1 trillion, an increase of 15% driven by cumulative net inflows and the impact of higher market levels.

Client assets
December 31, (in billions)	2021	2020	2019
Assets by asset class
Liquidity	$708	$641	$539
Fixed income	693	671	591
Equity	779	595	463
Multi-asset	732	656	596
Alternatives	201	153	139
Total assets under management	3,113	2,716	2,328
Custody/brokerage/ administration/deposits	1,182	936	761
Total client assets(a)	$4,295	$3,652	$3,089

Assets by client segment
Private Banking	$805	$689	$628
Global Institutional(b)	1,430	1,273	1,081
Global Funds(b)	878	754	619
Total assets under management	$3,113	$2,716	$2,328

Private Banking	$1,931	$1,581	$1,359
Global Institutional(b)	1,479	1,311	1,106
Global Funds(b)	885	760	624
Total client assets(a)	$4,295	$3,652	$3,089
(a)Includes CCB client investment assets invested in managed accounts and J.P. Morgan mutual funds where AWM is the investment manager.
(b)In the first quarter of 2021, Institutional and Retail client segments were renamed to Global Institutional and Global Funds, respectively. This did not result in a change to the clients within either client segment.

Client assets (continued)
Year ended December 31, (in billions)	2021	2020	2019
Assets under management rollforward
Beginning balance	$2,716	$2,328	$1,958
Net asset flows:
Liquidity	68	104	61
Fixed income	36	48	104
Equity	85	33	(11)
Multi-asset	17	5	2
Alternatives	26	6	2
Market/performance/other impacts	165	192	212
Ending balance, December 31	$3,113	$2,716	$2,328

Client assets rollforward
Beginning balance	$3,652	$3,089	$2,619
Net asset flows	389	276	176
Market/performance/other impacts	254	287	294
Ending balance, December 31	$4,295	$3,652	$3,089

International metrics
Year ended December 31, (in billions, except where otherwise noted)	2021	2020	2019
Total net revenue (in millions)(a)
Europe/Middle East/Africa	$3,571	$2,956	$2,869
Asia-Pacific	2,017	1,665	1,509
Latin America/Caribbean	886	782	724
Total international net revenue	6,474	5,403	5,102

North America	10,483	8,837	8,489
Total net revenue	$16,957	$14,240	$13,591

Assets under management
Europe/Middle East/Africa	$561	$517	$428
Asia-Pacific	254	224	192
Latin America/Caribbean	79	70	62
Total international assets under management	894	811	682

North America	2,219	1,905	1,646
Total assets under management	$3,113	$2,716	$2,328

Client assets
Europe/Middle East/Africa	$687	$622	$520
Asia-Pacific	381	330	272
Latin America/Caribbean	195	166	147
Total international client assets	1,263	1,118	939

North America	3,032	2,534	2,150
Total client assets	$4,295	$3,652	$3,089
(a)Regional revenue is based on the domicile of the client.

78	JPMorgan Chase & Co./2021 Form 10-K

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

Selected income statement and balance sheet data
Year ended December 31, (in millions, except headcount)	2021	2020	2019
Revenue
Principal transactions	$187	$245	$(461)
Investment securities gains/(losses)	(345)	795	258
All other income	226	159	89
Noninterest revenue	68	1,199	(114)
Net interest income	(3,551)	(2,375)	1,325
Total net revenue(a)	(3,483)	(1,176)	1,211

Provision for credit losses	81	66	(1)

Noninterest expense	1,802	1,373	1,067
Income/(loss) before income tax expense/(benefit)	(5,366)	(2,615)	145
Income tax expense/(benefit)	(1,653)	(865)	(966)
Net income/(loss)	$(3,713)	$(1,750)	$1,111
Total net revenue
Treasury and CIO	(3,464)	(1,368)	2,032
Other Corporate	(19)	192	(821)
Total net revenue	$(3,483)	$(1,176)	$1,211
Net income/(loss)
Treasury and CIO	(3,057)	(1,403)	1,394
Other Corporate	(656)	(347)	(283)
Total net income/(loss)	$(3,713)	$(1,750)	$1,111

Total assets (period-end)	$1,518,100	$1,359,831	$837,618
Loans (period-end)	1,770	1,657	1,649
Headcount(b)	38,952	38,366	38,033
(a)Included tax-equivalent adjustments, driven by tax-exempt income from municipal bonds, of $257 million, $241 million and $314 million for the years ended December 31, 2021, 2020 and 2019, respectively.
(b)During the six months ended June 30, 2021, 1,155 technology and risk management employees were transferred from Corporate to CIB.

2021 compared with 2020
Net income was a loss of $3.7 billion compared with a loss of $1.8 billion in the prior year.
Net revenue was a loss of $3.5 billion, compared with a loss of $1.2 billion in the prior year.
Net interest income decreased primarily driven by:
•limited opportunities to deploy funds in response to significant deposit growth across the LOBs, and
•the impact of faster prepayments on mortgage-backed securities in the first half of 2021, partially offset by
•higher net interest income on growth in investment securities.
Noninterest revenue decreased primarily due to:
•net investment securities losses related to repositioning the investment securities portfolio, compared with net gains in the prior year from sales of U.S. GSE and government agency MBS,
•lower net valuation gains on several legacy equity investments partially offset by
•the absence of losses recorded in the prior year in Treasury and CIO related to cash deployment transactions, which were more than offset by the related net interest income earned on these transactions, also in the prior year, and
•the absence of losses recorded in the prior year related to the early termination of certain of the Firm's long-term debt in Treasury and CIO
Noninterest expense of $1.8 billion was up $429 million primarily due to a higher contribution to the Firm’s Foundation, investments related to the Firm’s international consumer expansion, technology initiatives, and higher legal expense, largely offset by the absence of an impairment on a legacy investment recorded in the prior year.
Refer to Note 10 and Note 13 for additional information on the investment securities portfolio and the allowance for credit losses.
The current period income tax benefit was driven by changes in the level and mix of income and expenses subject to U.S. federal and state and local taxes as well as other tax adjustments, partially offset by the resolutions of certain tax audits.

JPMorgan Chase & Co./2021 Form 10-K	79

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
Treasury and CIO seek to achieve the Firm’s asset-liability management objectives generally by investing in high-quality securities that are managed for the longer-term as part of the Firm’s investment securities portfolio. Treasury and CIO also use derivatives to meet the Firm’s asset-liability management objectives. Refer to Note 5 for further information on derivatives. In addition, Treasury and CIO manage the Firm’s cash position primarily through deposits at central banks and investments in short-term instruments. Refer to Liquidity Risk Management on pages 97-104 for further information on liquidity and funding risk. Refer to Market Risk Management on pages 133-140 for information on interest rate, foreign exchange and other risks.
The investment securities portfolio predominantly consists of U.S. GSE and government agency and nonagency mortgage-backed securities, U.S. and non-U.S. government securities, obligations of U.S. states and municipalities, other ABS and corporate debt securities. At December 31, 2021, the Treasury and CIO investment securities portfolio, net of allowance for credit losses, was $670.1 billion, and the average credit rating of the securities comprising the portfolio was AA+ (based upon external ratings where available and, where not available, based primarily upon internal risk ratings). Refer to Note 10 for further information on the Firm’s investment securities portfolio and internal risk ratings.

Selected income statement and balance sheet data
As of or for the year ended December 31, (in millions)	2021	2020	2019
Investment securities gains/(losses)	$(345)	$795	$258
Available-for-sale securities (average)	$306,827	$413,367	$283,205
Held-to-maturity securities (average)(a)	285,086	94,569	34,939
Investment securities portfolio (average)	$591,913	$507,936	$318,144
Available-for-sale securities (period-end)	$306,352	$386,065	$348,876
Held-to-maturity securities, net of allowance for credit losses (period–end)(a)	363,707	201,821	47,540
Investment securities portfolio, net of allowance for credit losses (period–end)(b)	$670,059	$587,886	$396,416
(a)During 2021 and 2020, the Firm transferred $104.5 billion and $164.2 billion of investment securities, respectively, from AFS to HTM for capital management purposes.
(b)At December 31, 2021, and 2020, the allowance for credit losses on investment securities was $42 million and $78 million, respectively.
Refer to Note 10 for further information.

80	JPMorgan Chase & Co./2021 Form 10-K

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
Three lines of defense
The Firm relies upon each area of the Firm giving rise to risk to operate within the parameters identified by the IRM function, and within its own management-identified risk and control standards.
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

JPMorgan Chase & Co./2021 Form 10-K	81

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
In addition, there are other functions that contribute to the Firmwide control environment but are not considered part of a particular line of defense, including Finance, Human Resources and Legal, and are responsible for adherence to applicable laws, rules and regulations and policies and standards established by IRM with respect to their own processes.
Risk identification and ownership
Each LOB and Corporate owns the ongoing identification of risks, as well as the design and execution of controls, including IRM-specified controls, to manage those risks. To support this activity, the Firm has a formal Risk Identification framework designed to facilitate each LOB and Corporate’s responsibility to identify material risks inherent to the Firm, catalog them in a central repository and review the most material risks on a regular basis. The IRM function reviews and challenges the LOB and Corporate’s identified risks, maintains the central repository and provides the consolidated Firmwide results to the Firmwide Risk Committee (“FRC”) and Board Risk Committee.
Risk appetite
The Firm’s overall appetite for risk is governed by “Risk Appetite” frameworks for quantitative and qualitative risks. Periodically the Firm’s risk appetite is set and approved by senior management (including the CEO and CRO) and approved by the Board Risk Committee. Quantitative and qualitative risks are assessed to monitor and measure the Firm’s capacity to take risk consistent with its stated risk appetite. Risk appetite results are reported to the Board Risk Committee.

82	JPMorgan Chase & Co./2021 Form 10-K

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
Board oversight
The Firm’s Board of Directors actively oversees the business and affairs of the Firm. This includes monitoring the Firm’s financial performance and condition and reviewing the strategic objectives and plans of the Firm. The Board carries out a significant portion of its oversight responsibilities through its independent, principal standing committees. The Board Risk Committee is the principal committee that oversees risk matters. The Audit Committee oversees the control environment, and the Compensation & Management Development Committee oversees compensation and other management-related matters. Each committee of the Board oversees reputational risks and conduct risks within its scope of responsibility.
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

JPMorgan Chase & Co./2021 Form 10-K	83

Management’s discussion and analysis
The Compensation & Management Development Committee (“CMDC”) assists the Board in its oversight of the Firm’s compensation principles and practices. The CMDC reviews and approves the Firm’s compensation and qualified benefits programs. The Committee reviews the performance of Operating Committee members against their goals, and approves their compensation awards. In addition, the CEO’s award is subject to ratification by the independent directors of the Board. The CMDC also reviews the development of and succession for key executives. As part of the Board’s role of reinforcing, demonstrating and communicating the “tone at the top”, the CMDC provides oversight of the Firm’s culture, including reviewing updates from management regarding significant conduct issues and any related actions with respect to employees, including compensation actions.
The Public Responsibility Committee provides oversight and review of the Firm's positions and practices on public responsibility matters such as community investment, fair lending, sustainability, consumer practices and other public policy issues that reflect the Firm's values and character and could impact the Firm's reputation among its stakeholders. The Committee also provides guidance on these matters to management and the Board, as appropriate.
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
Line of Business and Regional Risk Committees are responsible for providing oversight of the governance, limits, and controls that are in place within the scope of their respective activities. These committees review the ways in which the particular LOB or the business operating in a particular region could be exposed to adverse outcomes with a focus on identifying, accepting, escalating and/or requiring remediation of matters brought to these committees.
Line of Business and Corporate Function Control Committees oversee the operational risk and control environment of their respective business or function, inclusive of Operational Risk, Compliance and Conduct Risks. As part of that mandate, they are responsible for reviewing indicators of elevated or emerging risks and other data that may impact the level of operating risk in a business or function, addressing key operational risk issues, with an emphasis on processes with control concerns and overseeing control remediation.
The Asset and Liability Committee (“ALCO”) is responsible for overseeing the Firm’s asset and liability management (“ALM”), including the activities and frameworks supporting the management of liquidity risk, balance sheet, interest rate risk, and capital risk.
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
The following sections discuss the risk governance and oversight functions in place to manage the risks inherent in the Firm’s business activities.

Risk governance and oversight functions	Page
Strategic Risk	85
Capital risk	86-96
Liquidity risk	97-104
Reputation risk	105
Consumer Credit Risk	110-116
Wholesale credit risk	117-128
Investment portfolio risk	132
Market risk	133-140
Country risk	141-142
Operational risk	143-149
Compliance Risk	146
Conduct risk	147
Legal risk	148
Estimations and Model risk	149

84	JPMorgan Chase & Co./2021 Form 10-K

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
In the process of developing business plans and strategic initiatives, LOB and Corporate senior management identify the associated risks that are incorporated into the Firmwide Risk Identification process and their impact on risk appetite.
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
These strategic initiatives, along with IRM’s assessment, are incorporated in the Firm’s budget and provided to the Board as part of its review and approval of the Firm’s strategic plan.
The Firm’s balance sheet strategy, which focuses on risk-adjusted returns, strong capital and robust liquidity, is also a component in the management of strategic risk. Refer to Capital Risk Management on pages 86-96 for further information on capital risk. Refer to Liquidity Risk Management on pages 97-104 for further information on liquidity risk. Refer to Reputation Risk Management on page 105 for further information on reputation risk.

JPMorgan Chase & Co./2021 Form 10-K	85

Management’s discussion and analysis

CAPITAL RISK MANAGEMENT
Capital risk is the risk the Firm has an insufficient level or composition of capital to support the Firm’s business activities and associated risks during normal economic environments and under stressed conditions.
A strong capital position is essential to the Firm’s business strategy and competitive position. Maintaining a strong balance sheet to manage through economic volatility is considered a strategic imperative of the Firm’s Board of Directors, CEO and Operating Committee. The Firm’s fortress balance sheet philosophy focuses on risk-adjusted returns, strong capital and robust liquidity. The Firm’s capital risk management strategy focuses on maintaining long-term stability to enable the Firm to build and invest in market-leading businesses, including in highly stressed environments. Senior management considers the implications on the Firm’s capital prior to making significant decisions that could impact future business activities. In addition to considering the Firm’s earnings outlook, senior management evaluates all sources and uses of capital with a view to ensuring the Firm’s capital strength.
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
•Performing an assessment of the Firm’s capital management activities, including changes made to the Contingency Capital Plan described below; and
•Conducting assessments of the Firm's regulatory capital framework intended to ensure compliance with applicable regulatory capital rules.
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
The Firm addresses these objectives through:
•Establishing internal minimum capital requirements and maintaining a strong capital governance framework. The internal minimum capital levels consider the Firm’s regulatory capital requirements as well as an internal assessment of capital adequacy, in normal economic cycles and in stress events;
•Retaining flexibility in order to react to a range of potential events; and
•Regular monitoring of the Firm’s capital position and following prescribed escalation protocols, both at the Firm and material legal entity levels.
Governance
Committees responsible for overseeing the Firm’s capital management include the Capital Governance Committee, the ALCO as well as LOB and regional ALCOs, and the CIO, Treasury and Corporate (“CTC”) Risk Committee. In addition, the Board Risk Committee periodically reviews the Firm’s capital risk tolerance. Refer to Firmwide Risk Management on pages 81-84 for additional discussion on the ALCO and other risk-related committees.
Capital planning and stress testing
Comprehensive Capital Analysis and Review
The Federal Reserve requires large Bank Holding Companies (“BHCs”), including the Firm, to submit at least annually a capital plan that has been reviewed and approved by the Board of Directors. The Federal Reserve uses CCAR and other stress testing processes to ensure that large BHCs have sufficient capital during periods of economic and financial stress, and have robust, forward-looking capital assessment and planning processes in place that address each BHC’s unique risks to enable it to absorb losses under certain stress scenarios. Through CCAR, the Federal Reserve evaluates each BHC’s capital adequacy and internal capital adequacy assessment processes (“ICAAP”), as well as its plans to make capital distributions, such as dividend payments or stock repurchases. The Federal Reserve uses results under the severely adverse scenario from its supervisory stress test to determine each firm’s Stress Capital Buffer (“SCB”) requirement for the coming year.
On June 28, 2021, JPMorgan Chase announced that it had completed the 2021 CCAR stress test process. On August 5, 2021, the Federal Reserve affirmed the Firm's 2021 SCB requirement of 3.2% (down from 3.3%) and the Firm's Standardized CET1 capital ratio requirement including regulatory buffers, of 11.2% (down from 11.3%). The 2021 SCB requirement became effective on October 1, 2021 and will remain in effect until September 30, 2022.

86	JPMorgan Chase & Co./2021 Form 10-K

Refer to Capital actions on page 94 for information on actions taken by the Firm’s Board of Directors following the 2021 CCAR results.
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
Stress testing assesses the potential impact of alternative economic and business scenarios on the Firm’s earnings and capital. Economic scenarios, and the parameters underlying those scenarios, are defined centrally and applied uniformly across the businesses. These scenarios are articulated in terms of macroeconomic factors, which are key drivers of business results; global market shocks, which generate short-term but severe trading losses; and idiosyncratic operational risk events. The scenarios are intended to capture and stress key vulnerabilities and idiosyncratic risks facing the Firm. In addition to CCAR and other periodic stress testing, management also considers tailored stress scenarios and sensitivity analyses, as necessary.
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
Basel III Overview
The capital rules under Basel III establish minimum capital ratios and overall capital adequacy standards for large and internationally active U.S. BHCs and banks, including the Firm and its IDI subsidiaries, including JPMorgan Chase Bank, N.A. The minimum amount of regulatory capital that must be held by BHCs and banks is determined by calculating risk-weighted assets (“RWA”), which are on-balance sheet assets and off-balance sheet exposures, weighted according to risk. Two comprehensive approaches are prescribed for calculating RWA: a standardized approach (“Basel III Standardized”), and an advanced approach (“Basel III Advanced”). For each of the risk-based capital ratios, the capital adequacy of the Firm is evaluated against the lower of the Standardized or Advanced approaches compared to their respective regulatory capital ratio requirements. The Firm’s Basel III Standardized risk-based ratios are currently more binding than the Basel III Advanced risk-based ratios.
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
Basel III also includes a requirement for Advanced Approaches banking organizations, including the Firm, to calculate the SLR. The Firm’s SLR is currently more binding than the Basel III Standardized-risk-based ratios. Refer to SLR on page 93 for additional information.
COVID-19 Pandemic
The Firm has been impacted by market events as a result of the COVID-19 pandemic, but has remained well-capitalized.
Key Regulatory Developments
CECL regulatory capital transition. The Firm elected to apply the CECL capital transition provisions as permitted by the federal banking agencies which delayed the effects of CECL on regulatory capital for two years until January 1, 2022, followed by a three-year transition period (“CECL capital transition provisions”).
As of December 31, 2021, the capital metrics of the Firm reflected the benefit of the CECL capital transition provisions of $2.9 billion, which will be phased in at 25% per year beginning January 1, 2022.
The CECL capital transition provisions have also been incorporated into Tier 2 capital, adjusted average assets, and total leverage exposure and are also subject to the three-year transition period beginning January 1, 2022.
Refer to Note 1 for further information on the CECL accounting guidance.
Paycheck Protection Program. The federal banking agencies issued a final rule in September 2020 to neutralize the regulatory capital effects of participating in the PPP on risk-based capital ratios by applying a zero percent risk weight to loans originated under the program. The Firm does not

JPMorgan Chase & Co./2021 Form 10-K	87

Management’s discussion and analysis
expect to realize material credit losses on PPP loans because the loans are guaranteed by the SBA. As of December 31, 2021, the Firm had $6.7 billion of loans remaining under the program.
Total leverage exposure for purposes of calculating the SLR includes PPP loans as the Firm did not participate in the Federal Reserve’s Paycheck Protection Program Lending Facility, which would have allowed the Firm to exclude them under the final rule.
TLAC Holdings rule. On October 20, 2020, the federal banking agencies issued a final rule prescribing the regulatory capital treatment for holdings of Total Loss-Absorbing Capacity (“TLAC”) debt instruments by certain large banking organizations, such as the Firm and JPMorgan Chase Bank, N.A. This rule expanded the scope of the prior capital deductions rule relating to the holdings of capital instruments of financial institutions to also include TLAC debt instruments issued by systemically important banking organizations. The final rule became effective April 1, 2021 and did not have a material impact on the Firm’s risk-based capital metrics.
Standardized Approach for Counterparty Credit Risk. In November 2019, the U.S. banking regulators adopted a rule implementing “Standardized Approach for Counterparty Credit Risk” (“SA-CCR”), which replaced the current exposure method used to measure derivatives counterparty exposure under Standardized approach RWA, as well as leverage exposure used to calculate the SLR in the regulatory capital framework. The rule applies to Basel III Advanced Approaches banking organizations, such as the Firm and JPMorgan Chase Bank, N.A., with a mandatory compliance date of January 1, 2022.
Based on the derivatives exposure as of December 31, 2021, the adoption of SA-CCR is estimated to increase the Firm’s Standardized RWA by approximately $40 billion and result in a modest decrease in its total leverage exposure. These estimates may differ from the actual impact based on the composition of the Firm’s derivatives exposure as of March 31, 2022.

88	JPMorgan Chase & Co./2021 Form 10-K

Risk-based Capital Regulatory Requirements
The following chart presents the Firm’s Basel III CET1 capital ratio requirements under the Basel III rules currently in effect.
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
Under the Federal Reserve’s GSIB rule, the Firm is required to assess its GSIB surcharge on an annual basis under two separately prescribed methods based on data for the previous fiscal year-end, and is subject to the higher of the two. “Method 1”, reflects the GSIB surcharge as prescribed by the Basel Committee’s assessment methodology, and is calculated by the Financial Stability Board (“FSB”) across five criteria: size, cross-jurisdictional activity, interconnectedness, complexity and substitutability. “Method 2”, calculated by the Firm, modifies the Method 1 requirements to include a measure of short-term wholesale funding in place of substitutability, and introduces a GSIB score “multiplication factor”.

JPMorgan Chase & Co./2021 Form 10-K	89

Management’s discussion and analysis
The following table presents the Firm’s effective GSIB surcharge for the years ended December 31, 2021 and 2020. For 2022, the Firm’s effective GSIB surcharge under both Method 1 and Method 2 remains unchanged at 2.0% and 3.5%, respectively.

	2022	2021	2020
Method 1	2.0%	2.0%	2.5%
Method 2	3.5%	3.5%	3.5%
On November 23, 2021, the FSB released its annual GSIB list based upon data as of December 31, 2020, which announced the Firm’s Method 1 GSIB surcharge of 2.5% (up from 2.0%) effective January 1, 2023, unless the Firm’s Method 1 GSIB surcharge, as determined by the FSB, is lower based upon data as of December 31, 2021.
The Firm’s Method 2 surcharge calculated using data as of December 31, 2020 is 4.0%, which will be effective January 1, 2023. The Firm’s estimated Method 2 surcharge calculated using data as of December 31, 2021 is 4.5%. Accordingly, based on the GSIB rule currently in effect, the Firm’s effective GSIB surcharge is expected to increase to 4.5% on January 1, 2024 unless the Firm’s Method 2 GSIB surcharge calculation based upon data as of December 31, 2022 is lower.
The U.S. federal regulatory capital standards include a framework for setting a discretionary countercyclical capital buffer taking into account the macro financial environment in which large, internationally active banks function. As of December 31, 2021, the U.S. countercyclical capital buffer remained at 0%. The Federal Reserve will continue to review the buffer at least annually. The buffer can be increased if the Federal Reserve, FDIC and OCC determine that systemic risks are meaningfully above normal and can be calibrated up to an additional 2.5% of RWA subject to a 12-month implementation period.
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
The Firm believes that it will operate with a Basel III Standardized CET1 capital ratio between 12.0% and 13.0% in the near term, based on the Basel III capital rules currently in effect, and with consideration for an increase in the GSIB surcharge in 2023.
Total Loss-Absorbing Capacity
The Federal Reserve’s TLAC rule requires the U.S. GSIB top-tier holding companies, including the Firm, to maintain minimum levels of external TLAC and eligible long-term debt (“eligible LTD”). Refer to TLAC on page 95 for additional information.
Leverage-based Capital Regulatory Requirements
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
Failure to maintain an SLR equal to or greater than the regulatory requirement will result in limitations on the amount of capital that the Firm may distribute such as through dividends and common share repurchases, as well as on certain executive discretionary bonus payments.
Other regulatory capital
In addition to meeting the capital ratio requirements of Basel III, the Firm and its IDI subsidiaries must also maintain minimum capital and leverage ratios in order to be “well-capitalized” under the regulations issued by the Federal Reserve and the Prompt Corrective Action (“PCA”) requirements of the FDIC Improvement Act (“FDICIA”), respectively. Refer to Note 27 for additional information.
Additional information regarding the Firm’s capital ratios, as well as the U.S. federal regulatory capital standards to which the Firm is subject, is presented in Note 27. Refer to the Firm’s Pillar 3 Regulatory Capital Disclosures reports, which are available on the Firm’s website, for further information on the Firm’s Basel III measures.

90	JPMorgan Chase & Co./2021 Form 10-K

The following tables present the Firm’s risk-based capital metrics under both the Basel III Standardized and Advanced approaches and leverage-based capital metrics.

	Standardized			Advanced
(in millions, except ratios)	December 31, 2021(a)	December 31, 2020(a)	Capital ratio requirements(b)	December 31, 2021(a)	December 31, 2020(a)	Capital ratio requirements(b)
Risk-based capital metrics:
CET1 capital	$213,942	$205,078		$213,942	$205,078
Tier 1 capital	246,162	234,844		246,162	234,844
Total capital	274,900	269,923		265,796	257,228
Risk-weighted assets	1,638,900	1,560,609		1,547,920	1,484,431
CET1 capital ratio	13.1%	13.1%	11.2%	13.8%	13.8%	10.5%
Tier 1 capital ratio	15.0	15.0	12.7	15.9	15.8	12.0
Total capital ratio	16.8	17.3	14.7	17.2	17.3	14.0
(a)The capital metrics reflect the CECL capital transition provisions. Additionally, loans originated under the PPP receive a zero percent risk weight.
(b)Represents minimum requirements and regulatory buffers applicable to the Firm. For the period ended December 31, 2020, the Basel III Standardized CET1, Tier 1, and Total capital ratio requirements applicable to the Firm were 11.3%, 12.8%, and 14.8%, respectively. Refer to Note 27 for additional information.

Three months ended (in millions, except ratios)	December 31, 2021(b)	December 31, 2020(b)(c)	Capital ratio requirements(d)
Leverage-based capital metrics:
Adjusted average assets(a)	$3,782,035	$3,353,319
Tier 1 leverage ratio	6.5%	7.0%	4.0%
Total leverage exposure	$4,571,789	$3,401,542
SLR	5.4%	6.9%	5.0%
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
(d)Represents minimum requirements and regulatory buffers applicable to the Firm. Refer to Note 27 for additional information.

JPMorgan Chase & Co./2021 Form 10-K	91

Management’s discussion and analysis
Capital components
The following table presents reconciliations of total stockholders’ equity to Basel III CET1 capital, Tier 1 capital and Total capital as of December 31, 2021 and 2020.

(in millions)	December 31, 2021		December 31, 2020
Total stockholders’ equity	$294,127		$279,354
Less: Preferred stock	34,838		30,063
Common stockholders’ equity	259,289		249,291
Add:
Certain deferred tax liabilities(a)	2,499		2,453
Other CET1 capital adjustments(b)	3,351		3,486
Less:
Goodwill	50,315		49,248
Other intangible assets	882		904
Standardized/Advanced CET1 capital	213,942		205,078
Preferred stock	34,838		30,063
Less: Other Tier 1 adjustments	2,618	(e)	297
Standardized/Advanced Tier 1 capital	$246,162		$234,844
Long-term debt and other instruments qualifying as Tier 2 capital	$14,106		$16,645
Qualifying allowance for credit losses(c)	15,012		18,372
Other	(380)		62
Standardized Tier 2 capital	$28,738		$35,079
Standardized Total capital	$274,900		$269,923
Adjustment in qualifying allowance for credit losses for Advanced Tier 2 capital(d)	(9,104)		(12,695)
Advanced Tier 2 capital	$19,634		$22,384
Advanced Total capital	$265,796		$257,228
(a)Represents deferred tax liabilities related to tax-deductible goodwill and to identifiable intangibles created in nontaxable transactions, which are netted against goodwill and other intangibles when calculating CET1 capital.
(b)As of December 31, 2021 and 2020, the impact of the CECL capital transition provision was an increase in CET1 capital of $2.9 billion and $5.7 billion, respectively.
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
(e)Other Tier 1 Capital adjustments included $2.0 billion of Series Z preferred stock called for redemption on December 31, 2021 and subsequently redeemed on February 1, 2022.

Capital rollforward
The following table presents the changes in Basel III CET1 capital, Tier 1 capital and Tier 2 capital for the year ended December 31, 2021.

Year Ended December 31, (in millions)	2021
Standardized/Advanced CET1 capital at December 31, 2020	$205,078
Net income applicable to common equity	46,734
Dividends declared on common stock	(11,456)
Net purchase of treasury stock	(17,231)
Changes in additional paid-in capital	21
Changes related to AOCI	(8,070)
Adjustment related to AOCI(a)	2,972
Changes related to other CET1 capital adjustments(b)	(4,106)
Change in Standardized/Advanced CET1 capital	8,864
Standardized/Advanced CET1 capital at December 31, 2021	$213,942

Standardized/Advanced Tier 1 capital at December 31, 2020	$234,844
Change in CET1 capital(b)	8,864
Net issuance of noncumulative perpetual preferred stock	2,775	(c)
Other	(321)
Change in Standardized/Advanced Tier 1 capital	11,318
Standardized/Advanced Tier 1 capital at December 31, 2021	$246,162

Standardized Tier 2 capital at December 31, 2020	$35,079
Change in long-term debt and other instruments qualifying as Tier 2	(2,539)
Change in qualifying allowance for credit losses(b)	(3,360)
Other	(442)
Change in Standardized Tier 2 capital	(6,341)
Standardized Tier 2 capital at December 31, 2021	$28,738
Standardized Total capital at December 31, 2021	$274,900
Advanced Tier 2 capital at December 31, 2020	$22,384
Change in long-term debt and other instruments qualifying as Tier 2	(2,539)
Change in qualifying allowance for credit losses(b)	231
Other	(442)
Change in Advanced Tier 2 capital	(2,750)
Advanced Tier 2 capital at December 31, 2021	$19,634
Advanced Total capital at December 31, 2021	$265,796
(a)Includes cash flow hedges and debit valuation adjustment (“DVA”) related to structured notes recorded in AOCI.
(b)Includes the impact of the CECL capital transition provisions.
(c)Net issuance of noncumulative perpetual preferred stock included $2.0 billion of Series Z preferred stock called for redemption on December 31, 2021 and subsequently redeemed on February 1, 2022.

92	JPMorgan Chase & Co./2021 Form 10-K

RWA rollforward
The following table presents changes in the components of RWA under Basel III Standardized and Advanced approaches for the year ended December 31, 2021. The amounts in the rollforward categories are estimates, based on the predominant driver of the change.

	Standardized			Advanced
Year ended December 31, 2021 (in millions)	Credit risk RWA(d)	Market risk RWA	Total RWA	Credit risk RWA(d)	Market risk RWA	Operational risk RWA	Total RWA
December 31, 2020	$1,464,219	$96,390	$1,560,609	$1,002,330	$96,910	$385,191	$1,484,431
Model & data changes(a)	(2,586)	(8,309)	(10,895)	(7,675)	(8,309)	—	(15,984)
Portfolio runoff(b)	(5,300)	—	(5,300)	(3,640)	—	—	(3,640)
Movement in portfolio levels(c)	87,119	7,367	94,486	56,027	6,905	20,181	83,113
Changes in RWA	79,233	(942)	78,291	44,712	(1,404)	20,181	63,489
December 31, 2021	$1,543,452	$95,448	$1,638,900	$1,047,042	$95,506	$405,372	$1,547,920
(a)Model & data changes refer to material movements in levels of RWA as a result of revised methodologies and/or treatment per regulatory guidance (exclusive of rule changes).
(b)Portfolio runoff for Credit risk RWA primarily reflects reduced risk from position rolloffs in legacy portfolios in Home Lending.
(c)Movement in portfolio levels (inclusive of rule changes) refers to: for Credit risk RWA, changes in book size, composition and credit quality, market movements, and deductions for excess eligible credit reserves not eligible for inclusion in Tier 2 capital; for Market risk RWA, changes in position, market movements, and changes in the Firm’s regulatory multiplier from Regulatory VaR backtesting exceptions; and for Operational risk RWA, updates to cumulative losses and macroeconomic model inputs.
(d)As of December 31, 2021 and 2020, the Basel III Standardized Credit risk RWA included wholesale and retail off balance-sheet RWA of $218.5 billion and $204.3 billion, respectively; and the Basel III Advanced Credit risk RWA included wholesale and retail off balance-sheet RWA of $188.5 billion and $158.9 billion, respectively.

Refer to the Firm’s Pillar 3 Regulatory Capital Disclosures reports, which are available on the Firm’s website, for further information on Credit risk RWA, Market risk RWA and Operational risk RWA.
Supplementary leverage ratio
The following table presents the components of the Firm’s SLR.

Three months ended (in millions, except ratio)	December 31, 2021	December 31, 2020
Tier 1 capital	$246,162	$234,844
Total average assets	3,831,655	3,399,818
Less: Regulatory capital adjustments(a)	49,620	46,499
Total adjusted average assets(b)	3,782,035	3,353,319
Add: Off-balance sheet exposures(c)	789,754	729,978
Less: Exclusion for U.S. Treasuries and Federal Reserve Bank deposits	—	681,755
Total leverage exposure	$4,571,789	$3,401,542
SLR	5.4%	6.9%	(d)
(a)For purposes of calculating the SLR, includes total quarterly average assets adjusted for on-balance sheet assets that are subject to deduction from Tier 1 capital, predominantly goodwill, other intangible assets and adjustments for the CECL capital transition provisions.
(b)Adjusted average assets used for the calculation of Tier 1 leverage ratio.
(c)Off-balance sheet exposures are calculated as the average of the three month-end spot balances on applicable regulatory exposures during the reporting quarter. Refer to the Firm’s Pillar 3 Regulatory Capital Disclosures reports for additional information.
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
The Firm’s allocation methodology incorporates Basel III Standardized RWA, Basel III Advanced RWA, the GSIB surcharge, and a simulation of capital in a severe stress environment. As of January 1, 2022, the Firm has changed its line of business capital allocations primarily as a result of changes in RWA for each LOB and to reflect an increase in the Firm’s GSIB surcharge to 4.0% that will be effective January 1, 2023. The assumptions and methodologies used to allocate capital are periodically reassessed and as a result, the capital allocated to the LOBs may change from time to time.
The following table presents the capital allocated to each business segment.

Line of business equity (Allocated capital)
		December 31,
(in billions)	January 1, 2022	2021	2020
Consumer & Community Banking	$50.0	$50.0	$52.0
Corporate & Investment Bank	103.0	83.0	80.0
Commercial Banking	25.0	24.0	22.0
Asset & Wealth Management	17.0	14.0	10.5
Corporate	64.3	88.3	84.8
Total common stockholders’ equity	$259.3	$259.3	$249.3

JPMorgan Chase & Co./2021 Form 10-K	93

Management’s discussion and analysis
Capital actions
Common stock dividends
The Firm’s common stock dividends are planned as part of the Capital Management governance framework in line with the Firm’s capital management objectives.
The Firm’s quarterly common stock dividend is currently $1.00 per share. The Firm’s dividends are subject to approval by the Board of Directors on a quarterly basis.
Refer to Note 21 and Note 26 for information regarding dividend restrictions.
The following table shows the common dividend payout ratio based on net income applicable to common equity.

Year ended December 31,	2021	2020	2019
Common dividend payout ratio	25%	40%	31%
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
Refer to capital planning and stress testing on pages 86-87 for additional information.
The following table sets forth the Firm’s repurchases of common stock for the years ended December 31, 2021, 2020 and 2019.

Year ended December 31, (in millions)	2021	2020(a)	2019
Total number of shares of common stock repurchased	119.7	50.0	213.0
Aggregate purchase price of common stock repurchases	$18,448	$6,397	$24,121
(a)On March 15, 2020, in response to the economic disruptions caused by the COVID-19 pandemic, the Firm temporarily suspended repurchases of its common stock. Subsequently, the Federal Reserve directed all large banks, including the Firm, to discontinue net share repurchases through the end of 2020.
The Board of Director’s authorization to repurchase common shares is utilized at management’s discretion, and the timing of purchases and the exact amount of common shares that may be repurchased is subject to various factors, including market conditions; legal and regulatory considerations affecting the amount and timing of repurchase activity; the Firm’s capital position (taking into account goodwill and intangibles); internal capital generation; and alternative investment opportunities. The repurchase program does not include specific price targets or timetables; may be suspended by management at any time; and may be executed through open market purchases or privately negotiated transactions, or utilizing Rule 10b5-1 plans, which are written trading plans that the Firm may enter into from time to time under Rule 10b5-1 of the Securities Exchange Act of 1934 and which allow the Firm to repurchase its common shares during periods when it may otherwise not be repurchasing common shares — for example, during internal trading blackout periods.
Refer to Part II, Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities on page 35 of the 2021 Form 10-K for additional information regarding repurchases of the Firm’s equity securities.
Preferred stock
Preferred stock dividends declared were $1.6 billion for the year ended December 31, 2021.
During the year ended December 31, 2021, the Firm issued and redeemed several series of non-cumulative preferred stock. Additionally, on December 31, 2021, the Firm announced the redemption of $2.0 billion of its fixed-to-floating rate non-cumulative preferred stock, Series Z and subsequently redeemed those securities on February 1, 2022. Refer to Note 21 for additional information on the Firm’s preferred stock, including the issuance and redemption of preferred stock.

94	JPMorgan Chase & Co./2021 Form 10-K

Other capital requirements
Total Loss-Absorbing Capacity
The Federal Reserve’s TLAC rule requires the U.S. GSIB top-tier holding companies, including the Firm, to maintain minimum levels of external TLAC and eligible long-term debt.
The external TLAC requirements and the minimum level of eligible long-term debt requirements are shown below:
(a)RWA is the greater of Standardized and Advanced compared to their respective regulatory capital ratio requirements.
Failure to maintain TLAC equal to or in excess of the regulatory minimum plus applicable buffers will result in limitations on the amount of capital that the Firm may distribute, such as through dividends and common share repurchases, as well as on certain executive discretionary bonus payments.
The following table presents the eligible external TLAC and eligible LTD amounts, as well as a representation of the amounts as a percentage of the Firm’s total RWA and total leverage exposure applying the impact of the CECL capital transition provisions as of December 31, 2021 and 2020.

	December 31, 2021		December 31, 2020(a)
(in billions, except ratio)	External TLAC	LTD	External TLAC	LTD
Total eligible amount	$464.6	$210.4	$421.0	$181.4
% of RWA	28.4%	12.8%	27.0%	11.6%
Regulatory requirements	22.5	9.5	23.0	9.5
Surplus/(shortfall)	$95.9	$54.7	$62.1	$33.1

% of total leverage exposure	10.2%	4.6%	12.4%	5.3%
Regulatory requirements	9.5	4.5	9.5	4.5
Surplus/(shortfall)	$30.3	$4.6	$97.9	$28.3
(a)Total leverage exposure excludes U.S. Treasury securities and deposits at Federal Reserve Banks, as provided by the rule issued by the Federal Reserve which became effective April 1, 2020 and remained in effect through March 31, 2021.
Refer to Risk-based Capital Regulatory Requirements on pages 89-90 for further information on the GSIB surcharge.
Refer to Liquidity Risk Management on pages 97-104 for further information on long-term debt issued by the Parent Company.
Refer to Part I, Item 1A: Risk Factors on pages 9-33 of the 2021 Form 10-K for information on the financial consequences to holders of the Firm’s debt and equity securities in a resolution scenario.

JPMorgan Chase & Co./2021 Form 10-K	95

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
The following table presents J.P. Morgan Securities’ net capital:

December 31, 2021
(in millions)	Actual	Minimum
Net Capital	$24,581	$5,968
J.P. Morgan Securities registered with the SEC as a security-based swap dealer effective November 1, 2021 and continues to be registered with the CFTC as a swap dealer. As a result of additional SEC and CFTC capital and financial reporting requirements for security-based swap dealers and swap dealers, J.P. Morgan Securities is subject to alternative minimum net capital requirements and required to hold “tentative net capital” in excess of $5.0 billion (up from $1.0 billion). J.P. Morgan Securities is also required to notify the SEC and CFTC in the event that its tentative net capital is less than $6.0 billion (up from $5.0 billion). Tentative net capital is net capital before deducting market and credit risk charges as defined by the Net Capital Rule. As of December 31, 2021, J.P. Morgan Securities maintained tentative net capital in excess of the minimum and notification requirements.
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
The Bank of England requires that U.K. banks, including U.K. regulated subsidiaries of overseas groups, maintain a minimum requirement for own funds and eligible liabilities (“MREL”). The MREL requirements were subject to a phased implementation and became fully-phased in on January 1, 2022. As of December 31, 2021, J.P. Morgan Securities plc was compliant with the fully-phased in requirements of the MREL rule.
The following table presents J.P. Morgan Securities plc’s capital metrics:

December 31, 2021
(in millions, except ratios)	Estimated	Regulatory Minimum ratios(a)
Total capital	$54,818
CET1 ratio	18.5%	4.5%
Total capital ratio	23.7%	8.0%
(a)Represents minimum requirements excluding additional capital requirements (i.e. capital buffers) specified by the PRA. J.P. Morgan Securities plc's capital ratios as of December 31, 2021 exceeded the minimum requirements, including the additional capital requirements specified by the PRA.

96	JPMorgan Chase & Co./2021 Form 10-K

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
•Independently establishing and monitoring limits and indicators, including liquidity risk appetite;
•Developing a process to classify, monitor and report limit breaches;
•Performing an independent review of liquidity risk management processes;
•Monitoring and reporting internal Firmwide and legal entity liquidity stress tests, regulatory defined metrics, as well as liquidity positions, balance sheet variances and funding activities; and
•Approving or escalating for review new or updated liquidity stress assumptions.
Liquidity management
Treasury & CIO is responsible for liquidity management.
The primary objectives of the Firm’s liquidity management are to:
•Ensure that the Firm’s core businesses and material legal entities are able to operate in support of client needs and meet contractual and contingent financial obligations through normal economic cycles as well as during stress events, and
•Manage an optimal funding mix and availability of liquidity sources.
The Firm addresses these objectives through:
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
•Managing compliance with regulatory requirements related to funding and liquidity risk; and
•Setting FTP in accordance with underlying liquidity characteristics of balance sheet assets and liabilities as well as certain off-balance sheet items.
As part of the Firm’s overall liquidity management strategy, the Firm manages liquidity and funding using a centralized, global approach designed to:
•Optimize liquidity sources and uses;
•Monitor exposures;
•Identify constraints on the transfer of liquidity between the Firm’s legal entities; and
•Maintain the appropriate amount of surplus liquidity at a Firmwide and legal entity level, where relevant.
Governance
Committees responsible for liquidity governance include the Firmwide ALCO as well as LOB and regional ALCOs, the Treasurer Committee, and the CTC Risk Committee. In addition, the Board Risk Committee reviews and recommends to the Board of Directors, for formal approval, the Firm’s liquidity risk tolerances, liquidity strategy, and liquidity policy. Refer to Firmwide Risk Management on pages 81-84 for further discussion of ALCO and other risk-related committees.
Internal stress testing
Liquidity stress tests are intended to ensure that the Firm has sufficient liquidity under a variety of adverse scenarios, including scenarios analyzed as part of the Firm’s resolution and recovery planning. Stress scenarios are produced for JPMorgan Chase & Co. (“Parent Company”) and the Firm’s material legal entities on a regular basis, and other stress tests are performed in response to specific market events or concerns. Liquidity stress tests assume all of the Firm’s contractual financial obligations are met and take into consideration:
•Varying levels of access to unsecured and secured funding markets;
•Estimated non-contractual and contingent cash outflows; and
•Potential impediments to the availability and transferability of liquidity between jurisdictions and material legal entities such as regulatory, legal or other restrictions.
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

JPMorgan Chase & Co./2021 Form 10-K	97

Management’s discussion and analysis
stress when access to normal funding sources may be disrupted.
Contingency funding plan
The Firm’s Contingency Funding Plan (“CFP”) sets out the strategies for addressing and managing liquidity resource needs during a liquidity stress event and incorporates liquidity risk limits, indicators and risk appetite tolerances. The CFP also identifies the alternative contingent funding and liquidity resources available to the Firm and its legal entities in a period of stress.
Liquidity Coverage Ratio and HQLA
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
The following table summarizes the Firm and JPMorgan Chase Bank, N.A.’s average LCR for the three months ended December 31, 2021, September 30, 2021 and December 31, 2020 based on the Firm’s interpretation of the LCR framework.

	Three months ended
Average amount (in millions)	December 31, 2021	September 30, 2021	December 31, 2020
JPMorgan Chase & Co.:
HQLA
Eligible cash(a)	$703,384	$690,013	$455,612
Eligible securities(b)(c)	34,738	34,049	241,447
Total HQLA(d)	$738,122	$724,062	$697,059
Net cash outflows	$664,801	$645,557	$634,037
LCR	111%	112%	110%
Net excess eligible HQLA(d)	$73,321	$78,505	$63,022
JPMorgan Chase Bank, N.A.:
LCR	178%	174%	160%
Net excess eligible HQLA	$555,300	$516,374	$401,903
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
The Firm’s average LCR increased during the three months ended December 31, 2021, compared with the prior year period primarily due to long-term debt issuances.
JPMorgan Chase Bank, N.A.’s average LCR increased during the three months ended December 31, 2021, compared with both the three month periods ended September 30, 2021 and December 31, 2020 primarily due to growth in deposits. The increase in excess liquidity in JPMorgan Chase Bank, N.A. is excluded from the Firm’s reported LCR under the LCR rule.
The Firm and JPMorgan Chase Bank, N.A.'s average LCR fluctuates from period to period, due to changes in its eligible HQLA and estimated net cash outflows as a result of ongoing business activity. Refer to the Firm’s U.S. LCR Disclosure reports, which are available on the Firm’s website, for a further discussion of the Firm’s LCR.

98	JPMorgan Chase & Co./2021 Form 10-K

Other liquidity sources
In addition to the assets reported in the Firm’s eligible HQLA discussed above, the Firm had unencumbered marketable securities, such as equity and debt securities, that the Firm believes would be available to raise liquidity. This includes excess eligible HQLA securities at JPMorgan Chase Bank, N.A. that are not transferable to non-bank affiliates. The fair value of these securities was approximately $914 billion and $740 billion as of December 31, 2021 and 2020, respectively, although the amount of liquidity that could be raised at any particular time would be dependent on prevailing market conditions. The fair value increased compared to December 31, 2020, due to an increase in excess eligible HQLA at JPMorgan Chase Bank, N.A. which was primarily a result of increased deposits.
The Firm also had available borrowing capacity at FHLBs and the discount window at the Federal Reserve Bank as a result of collateral pledged by the Firm to such banks of approximately $308 billion and $307 billion as of December 31, 2021 and 2020, respectively. This borrowing capacity excludes the benefit of cash and securities reported in the Firm’s eligible HQLA or other unencumbered securities that are currently pledged at the Federal Reserve Bank discount window and other central banks. Although available, the Firm does not view this borrowing capacity at the Federal Reserve Bank discount window and the other central banks as a primary source of liquidity.
NSFR
The net stable funding ratio (“NSFR”) is a liquidity requirement for large banking organizations that is intended to measure the adequacy of “available” and “required” amounts of stable funding over a one-year horizon. On October 20, 2020, the federal banking agencies issued a final NSFR rule under which large banking organizations such as the Firm and JPMorgan Chase Bank, N.A. are required to maintain an NSFR of at least 100% on an ongoing basis. The final NSFR rule became effective on July 1, 2021, and the Firm will be required to publicly disclose its quarterly average NSFR semi-annually beginning in 2023.
As of December 31, 2021, the Firm and JPMorgan Chase Bank, N.A. were compliant with the 100% minimum NSFR, based on the Firm’s current understanding of the final rule.

JPMorgan Chase & Co./2021 Form 10-K	99

Management’s discussion and analysis
Funding
Sources of funds
Management believes that the Firm’s unsecured and secured funding capacity is sufficient to meet its on- and off-balance sheet obligations, which includes both short- and long-term cash requirements.
The Firm funds its global balance sheet through diverse sources of funding including stable deposits, secured and unsecured funding in the capital markets and stockholders’ equity. Deposits are the primary funding source for JPMorgan Chase Bank, N.A. Additionally, JPMorgan Chase Bank, N.A. may access funding through short- or long-term secured borrowings, through the issuance of unsecured long-term debt, or from borrowings from the IHC. The Firm’s non-bank subsidiaries are primarily funded from long-term unsecured borrowings and short-term secured borrowings, primarily securities loaned or sold under repurchase agreements. Excess funding is invested by Treasury and CIO in the Firm’s investment securities portfolio or deployed in cash or other short-term liquid investments based on their interest rate and liquidity risk characteristics.
Refer to Note 28 for additional information on off–balance sheet obligations.
Deposits
The table below summarizes, by LOB and Corporate, the period-end and average deposit balances as of and for the years ended December 31, 2021 and 2020.

As of or for the year ended December 31,			Average
(in millions)	2021	2020	2021	2020
Consumer & Community Banking	$1,148,110	$958,706	$1,054,956	$851,390
Corporate & Investment Bank	707,791	702,215	760,048	655,095
Commercial Banking	323,954	284,263	301,343	237,645
Asset & Wealth Management	282,052	198,755	230,296	161,955
Corporate	396	318	511	666
Total Firm	$2,462,303	$2,144,257	$2,347,154	$1,906,751
Deposits provide a stable source of funding and reduce the Firm’s reliance on the wholesale funding markets. A significant portion of the Firm’s deposits are consumer deposits and wholesale operating deposits, which are both considered to be stable sources of liquidity. Wholesale operating deposits are considered to be stable sources of liquidity because they are generated from customers that maintain operating service relationships with the Firm. Furthermore, certain deposits are covered by insurance protection that provides additional funding stability and results in a benefit to the LCR. Deposit insurance protection may be available to depositors in the countries in which the deposits are placed. For example, the Federal Deposit Insurance Corporation (“FDIC”) provides deposit insurance protection for deposits placed in a U.S. Depository Institution. At December 31, 2021 and 2020, the Firmwide estimated uninsured deposits were $1,489.6 billion and $1,275.9 billion, respectively, primarily reflecting wholesale operating deposits.
Total uninsured deposits include time deposits. The table below presents an estimate of uninsured U.S. and non-U.S. time deposits, and their remaining maturities. The Firm’s estimates of its uninsured U.S. time deposits are based on data that the Firm calculates periodically under applicable FDIC regulations. For purposes of this presentation, all non-U.S. time deposits are deemed to be uninsured.

(in millions)	December 31, 2021		December 31, 2020
	U.S.	Non-U.S.	U.S.	Non-U.S.
Three months or less	$29,359	$49,342	$23,468	$45,648
Over three months but within 6 months	6,235	2,172	4,115	1,887
Over six months but within 12 months	913	459	3,158	675
Over 12 months	526	2,562	738	2,566
Total	$37,033	$54,535	$31,479	$50,776
The table below shows the loan and deposit balances, the loans-to-deposits ratios, and deposits as a percentage of total liabilities, as of December 31, 2021 and 2020.

As of December 31, (in billions except ratios)
	2021	2020
Deposits	$2,462.3	$2,144.3
Deposits as a % of total liabilities	71%	69%
Loans	1,077.7	1,012.9
Loans-to-deposits ratio	44%	47%

100	JPMorgan Chase & Co./2021 Form 10-K

The Firm believes that average deposit balances are generally more representative of deposit trends than period-end deposit balances, over time. However, during periods of market disruption those trends could be affected.
Average deposits increased for the year ended December 31, 2021, reflecting significant inflows across the LOBs primarily driven by the effect of certain government actions in response to the COVID-19 pandemic.
In CCB, the increase was also driven by growth from existing and new accounts across both consumer and small business customers.
Refer to the discussion of the Firm’s Business Segment Results and the Consolidated Balance Sheets Analysis on pages 61-80 and pages 55-56, respectively, for further information on deposit and liability balance trends.
The following table provides a summary of the average balances and average interest rates of JPMorgan Chase’s deposits for the years ended December 31, 2021, 2020, and 2019.

(Unaudited) Year ended December 31,	Average balances			Average interest rates
(in millions, except interest rates)	2021	2020	2019	2021	2020	2019
U.S. offices
Noninterest-bearing	$625,974	$495,722	$386,116	NA	NA	NA
Interest-bearing
Demand(a)	324,917	269,888	195,350	0.06%	0.25%	1.42%
Savings(b)	950,267	739,916	602,728	0.06	0.13	0.46
Time	48,628	59,053	52,415	0.26	1.10	2.56
Total interest-bearing deposits	1,323,812	1,068,857	850,493	0.07	0.21	0.81
Total deposits in U.S. offices	1,949,786	1,564,579	1,236,609	0.05	0.15	0.56
Non-U.S. offices
Noninterest-bearing	26,315	21,805	21,103	NA	NA	NA
Interest-bearing
Demand	313,304	267,545	217,979	(0.10)	—	0.59
Savings	—	—	—	—	—	—
Time	57,749	52,822	47,376	(0.09)	0.13	1.64
Total interest-bearing deposits	371,053	320,367	265,355	(0.10)	0.02	0.78
Total deposits in non-U.S. offices	397,368	342,172	286,458	(0.09)	0.02	0.72
Total deposits	$2,347,154	$1,906,751	$1,523,067	0.02%	0.12%	0.59%
(a)Includes Negotiable Order of Withdrawal (“NOW”) accounts, and certain trust accounts.
(b)Includes Money Market Deposit Accounts (“MMDAs”).
Refer to Note 17 for additional information on deposits.

JPMorgan Chase & Co./2021 Form 10-K	101

Management’s discussion and analysis
The following table summarizes short-term and long-term funding, excluding deposits, as of December 31, 2021 and 2020, and average balances for the years ended December 31, 2021 and 2020. Refer to the Consolidated Balance Sheets Analysis on pages 55-56 and Note 11 for additional information.

Sources of funds (excluding deposits)
As of or for the year ended December 31,				Average
(in millions)	2021	2020		2021		2020
Commercial paper	$15,108	$12,031		$12,285		$12,129
Other borrowed funds	9,999	8,510		12,903		9,198
Federal funds purchased	1,769	2,446		$2,197		2,531
Total short-term unsecured funding	$26,876	$22,987		$27,385		$23,858

Securities sold under agreements to repurchase(a)	$189,806	$207,877		$250,229		$246,354
Securities loaned(a)	2,765	4,886		6,876		6,536
Other borrowed funds	28,487	24,667	(f)	28,138	(f)	23,812	(f)
Obligations of Firm-administered multi-seller conduits(b)	6,198	10,523		9,283		11,430
Total short-term secured funding	$227,256	$247,953		$294,526		$288,132

Senior notes	$191,488	$166,089		$181,290		$171,509
Subordinated debt	20,531	21,608		20,877		20,789
Structured notes(c)	73,956	75,325		75,152		73,056
Total long-term unsecured funding	$285,975	$263,022		$277,319		$265,354

Credit card securitization(b)	$2,397	$4,943		$3,156		$5,520
FHLB advances	11,110	14,123		12,174		27,076
Other long-term secured funding(d)	3,920	4,540		4,384		4,460
Total long-term secured funding	$17,427	$23,606		$19,714		$37,056

Preferred stock(e)	$34,838	$30,063		$33,027		$29,899
Common stockholders’ equity(e)	$259,289	$249,291		$250,968		$236,865
(a)Primarily consists of short-term securities loaned or sold under agreements to repurchase.
(b)Included in beneficial interests issued by consolidated variable interest entities on the Firm’s Consolidated balance sheets.
(c)Includes certain TLAC-eligible long-term unsecured debt issued by the Parent Company.
(d)Includes long-term structured notes which are secured.
(e)Refer to Capital Risk Management on pages 86-96, Consolidated statements of changes in stockholders’ equity on page 163, Note 21 and Note 22 for additional information on preferred stock and common stockholders’ equity.
(f)Includes nonrecourse advances provided under the Money Market Mutual Fund Liquidity Facility.

Short-term funding
The Firm’s sources of short-term secured funding primarily consist of securities loaned or sold under agreements to repurchase. These instruments are secured predominantly by high-quality securities collateral, including government-issued debt and U.S. GSE and government agency MBS. Securities sold under agreements to repurchase decreased at December 31, 2021, compared with December 31, 2020, due to lower secured financing of AFS investment securities in Treasury and CIO, and trading assets in CIB Markets.
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
The Firm’s sources of short-term unsecured funding primarily consist of issuances of wholesale commercial paper and other borrowed funds. The increase in commercial paper at December 31, 2021, from December 31, 2020 was due to higher net issuance primarily for short-term liquidity management.
The increase in unsecured other borrowed funds at December 31, 2021 from December 31, 2020, and for the average year ended December 31, 2021 compared to the prior year period, was primarily due to net issuances of structured notes.

102	JPMorgan Chase & Co./2021 Form 10-K

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
The significant majority of the Firm’s long-term unsecured funding is issued by the Parent Company to provide flexibility in support of both bank and non-bank subsidiary funding needs. The Parent Company advances substantially all net funding proceeds to its subsidiary, the IHC. The IHC does not issue debt to external counterparties. The following table summarizes long-term unsecured issuance and maturities or redemptions for the years ended December 31, 2021 and 2020. Refer to Note 20 for additional information on the IHC and long-term debt.

Long-term unsecured funding
Year ended December 31,	2021	2020	2021	2020
(Notional in millions)	Parent Company		Subsidiaries
Issuance
Senior notes issued in the U.S. market	$39,500	$25,500	$—	$60
Senior notes issued in non-U.S. markets	5,581	1,355	—	—
Total senior notes	45,081	26,855	—	60
Subordinated debt	—	3,000	—	—
Structured notes(a)	4,113	7,596	32,714	24,185
Total long-term unsecured funding – issuance	$49,194	$37,451	$32,714	$24,245

Maturities/redemptions
Senior notes	$10,840	$28,719	$65	$7,701
Subordinated debt	9	135	—	—
Structured notes	4,694	5,340	33,023	30,002
Total long-term unsecured funding – maturities/redemptions	$15,543	$34,194	$33,088	$37,703
(a)Includes certain TLAC-eligible long-term unsecured debt issued by the Parent Company.

The Firm can also raise secured long-term funding through securitization of consumer credit card loans and FHLB advances. The following table summarizes the securitization issuance and FHLB advances and their respective maturities or redemptions for the years ended December 31, 2021 and 2020.

Long-term secured funding
Year ended December 31,	Issuance		Maturities/Redemptions
(in millions)	2021	2020	2021	2020
Credit card securitization	$—	$1,000	$2,550	$2,525
FHLB advances	—	15,000	3,011	29,509
Other long-term secured funding(a)	525	1,130	741	1,048
Total long-term secured funding	$525	$17,130	$6,302	$33,082
(a)Includes long-term structured notes which are secured.
The Firm’s wholesale businesses also securitize loans for client-driven transactions; those client-driven loan securitizations are not considered to be a source of funding for the Firm and are not included in the table above. Refer to Note 14 for a further description of client-driven loan securitizations.

JPMorgan Chase & Co./2021 Form 10-K	103

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
Additionally, the Firm’s funding requirements for VIEs and other third-party commitments may be adversely affected by a decline in credit ratings. Refer to liquidity risk and credit-related contingent features in Note 5 for additional information on the impact of a credit ratings downgrade on the funding requirements for VIEs, and on derivatives and collateral agreements.

The credit ratings of the Parent Company and the Firm’s principal bank and non-bank subsidiaries as of December 31, 2021 were as follows:

	JPMorgan Chase & Co.			JPMorgan Chase Bank, N.A.			J.P. Morgan Securities LLC J.P. Morgan Securities plc
December 31, 2021	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook
Moody’s Investors Service(a)	A2	P-1	Positive/Stable	Aa2	P-1	Stable	Aa3	P-1	Stable
Standard & Poor’s(b)	A-	A-2	Positive	A+	A-1	Positive	A+	A-1	Positive
Fitch Ratings(c)	AA-	F1+	Stable	AA	F1+	Stable	AA	F1+	Stable
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

104	JPMorgan Chase & Co./2021 Form 10-K

REPUTATION RISK MANAGEMENT
Reputation risk is the risk that an action or inaction may negatively impact perception of the Firm’s integrity and reduce confidence in the Firm’s competence by various constituents, including clients, counterparties, customers, investors, regulators, employees, communities or the broader public.
Organization and management
Reputation Risk Management establishes the governance framework for managing reputation risk across the Firm’s LOBs and Corporate. As reputation risk is inherently challenging to identify, manage, and quantify, a reputation risk management function is particularly important.
The Firm’s reputation risk management function includes the following activities:
•Maintaining a Firmwide Reputation Risk Governance policy and standard consistent with the reputation risk framework
•Overseeing the governance execution through processes and infrastructure that support consistent identification, escalation, management and monitoring of reputation risk issues Firmwide
The types of events that result in reputation risk are wide-ranging and may be introduced by the Firm’s employees and the clients, customers and counterparties with which the Firm does business. These events could result in financial losses, litigation and regulatory fines, as well as other harm to the Firm.
Governance and oversight
The Reputation Risk Governance policy establishes the principles for managing reputation risk for the Firm. It is the responsibility of employees in each LOB and Corporate to consider the reputation of the Firm when deciding whether to offer a new product, engage in a transaction or client relationship, enter a new jurisdiction, initiate a business process or consider any other activity. Sustainability, social responsibility and environmental impacts are important considerations in assessing the Firm’s reputation risk, and are a component of the Firm’s reputation risk governance.
Reputation risk issues deemed material are escalated as appropriate.

JPMorgan Chase & Co./2021 Form 10-K	105

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
Credit Risk Management monitors, measures and manages credit risk throughout the Firm and defines credit risk policies and procedures. The Firm’s credit risk management governance includes the following activities:
•Maintaining a credit risk policy framework
•Monitoring, measuring and managing credit risk across all portfolio segments, including transaction and exposure approval
•Setting industry and geographic concentration limits, as appropriate, and establishing underwriting guidelines
•Assigning and managing credit authorities in connection with the approval of credit exposure
•Managing criticized exposures and delinquent loans, and
•Estimating credit losses and supporting appropriate credit risk-based capital management
Risk identification and measurement
To measure credit risk, the Firm employs several methodologies for estimating the likelihood of obligor or counterparty default. Methodologies for measuring credit risk vary depending on several factors, including type of asset (e.g., consumer versus wholesale), risk measurement parameters (e.g., delinquency status and borrower’s credit score versus wholesale risk-rating) and risk management and collection processes (e.g., retail collection center versus centrally managed workout groups). Credit risk measurement is based on the probability of default of an obligor or counterparty, the loss severity given a default event and the exposure at default.
Based on these factors and the methodology and estimates described in Note 13 and Note 10, the Firm estimates credit losses for its exposures. The allowance for loan losses reflects estimated credit losses related to the consumer and wholesale held-for-investment loan portfolios, the allowance for lending-related commitments reflects estimated credit losses related to the Firm’s lending-related commitments and the allowance for investment securities reflects estimated credit losses related to the investment securities portfolio. Refer to Note 13, Note 10 and Critical Accounting Estimates used by the Firm on pages 150-153 for further information.
In addition, potential and unexpected credit losses are reflected in the allocation of credit risk capital and represent the potential volatility of actual losses relative to the established allowances for loan losses and lending-related commitments. The analyses for these losses include stress testing that considers alternative economic scenarios as described below.
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

106	JPMorgan Chase & Co./2021 Form 10-K

Risk monitoring and management
The Firm has developed policies and practices that are designed to preserve the independence and integrity of the approval and decision-making process for extending credit to ensure credit risks are assessed accurately, approved properly, monitored regularly and managed actively at both the transaction and portfolio levels. The policy framework establishes credit approval authorities, concentration limits, risk-rating methodologies, portfolio review parameters and guidelines for management of distressed exposures. In addition, certain models, assumptions and inputs used in evaluating and monitoring credit risk are independently validated by groups that are separate from the LOBs.
Consumer credit risk is monitored for delinquency and other trends, including any concentrations at the portfolio level, as certain of these trends can be addressed through changes in underwriting policies and portfolio guidelines. Consumer Risk Management evaluates delinquency and other trends against business expectations, current and forecasted economic conditions, and industry benchmarks. Historical and forecasted economic performance and trends are incorporated into the modeling of estimated consumer credit losses and are part of the monitoring of the credit risk profile of the portfolio.
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
Management of the Firm’s wholesale credit risk exposure is accomplished through a number of means, including:
•Loan underwriting and credit approval processes
•Loan syndications and participations
•Loan sales and securitizations
•Credit derivatives
•Master netting agreements, and
•Collateral and other risk-reduction techniques
In addition to Credit Risk Management, an independent Credit Review function is responsible for:
•Independently validating or changing the risk grades assigned to exposures in the Firm’s wholesale credit     portfolio, and assessing the timeliness of risk grade changes initiated by responsible business units; and
•Evaluating the effectiveness of the credit management processes of the LOBs and Corporate, including the adequacy of credit analyses and risk grading/loss given default (“LGD”) rationales, proper monitoring and management of credit exposures, and compliance with applicable grading policies and underwriting guidelines.
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

JPMorgan Chase & Co./2021 Form 10-K	107

Management’s discussion and analysis

CREDIT PORTFOLIO
Credit risk is the risk associated with the default or change in credit profile of a client, counterparty or customer.
In the following tables, total loans include loans retained (i.e., held-for-investment); loans held-for-sale; and certain loans accounted for at fair value. The following tables do not include loans which the Firm accounts for at fair value and classifies as trading assets; refer to Notes 2 and 3 for further information regarding these loans. Refer to Notes 12, 28, and 5 for additional information on the Firm’s loans, lending-related commitments and derivative receivables, including the Firm’s related accounting policies.
Refer to Note 10 for information regarding the credit risk inherent in the Firm’s investment securities portfolio; and refer to Note 11 for information regarding credit risk inherent in the securities financing portfolio. Refer to Consumer Credit Portfolio on pages 110-116 and Note 12 for further discussions of the consumer credit environment and consumer loans. Refer to Wholesale Credit Portfolio on pages 117-128 and Note 12 for further discussions of the wholesale credit environment and wholesale loans.

Total credit portfolio
December 31, (in millions)	Credit exposure			Nonperforming(d)(e)
	2021	2020		2021	2020
Loans retained	$1,010,206	$960,506		$6,932	$8,782
Loans held-for-sale	8,688	7,873		48	284
Loans at fair value	58,820	44,474		815	1,507
Total loans	1,077,714	1,012,853		7,795	10,573
Derivative receivables	57,081	75,444	(c)	316	56
Receivables from customers(a)	59,645	47,710		—	—
Total credit-related assets	1,194,440	1,136,007		8,111	10,629
Assets acquired in loan satisfactions
Real estate owned	NA	NA		213	256
Other	NA	NA		22	21
Total assets acquired in loan satisfactions	NA	NA		235	277
Lending-related commitments	1,262,313	1,165,688		764	577
Total credit portfolio	$2,456,753	$2,301,695		$9,110	$11,483
Credit derivatives and credit-related notes used in credit portfolio management activities(b)(c)	$(22,218)	$(23,965)		$—	$—
Liquid securities and other cash collateral held against derivatives	(10,102)	(14,806)		NA	NA
(a)    Receivables from customers reflect held-for-investment margin loans to brokerage clients in CIB, CCB and AWM; these are reported within accrued interest and accounts receivable on the Consolidated balance sheets.
(b)    Represents the net notional amount of protection purchased and sold through credit derivatives and credit-related notes used to manage credit exposures.
(c) Prior-period amount has been revised to conform with the current presentation.
(d)    At December 31, 2021 and 2020, nonperforming assets excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $623 million and $874 million, respectively, and real estate owned (“REO”) insured by U.S. government agencies of $5 million and $9 million, respectively. These amounts have been excluded based upon the government guarantee. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.
(e) At December 31, 2021, nonaccrual loans excluded $633 million of PPP loans 90 or more days past due and guaranteed by the SBA.
The following table provides information on Firmwide nonaccrual loans to total loans.

December 31, (in millions, except ratios)	2021	2020
Total nonaccrual loans	$7,795	$10,573
Total loans	1,077,714	1,012,853
Firmwide nonaccrual loans to total loans outstanding	0.72%	1.04%
The following table provides information about the Firm’s net charge-offs and recoveries.

Year ended December 31, (in millions, except ratios)	2021	2020
Net charge-offs	$2,865	$5,259
Average retained loans	965,271	958,303
Net charge-off rates	0.30%	0.55%

108	JPMorgan Chase & Co./2021 Form 10-K

Customer and client assistance
The Firm provided various forms of assistance to customers and clients impacted by the COVID-19 pandemic, including payment deferrals and covenant modifications. The majority of the Firm’s COVID-19 related loan modifications have not been considered troubled debt restructurings (“TDRs”). Assistance provided in response to the COVID-19 pandemic could delay the recognition of delinquencies, nonaccrual status, and net charge-offs for those customers and clients who would have otherwise moved into past due or nonaccrual status. Refer to Consumer Credit Portfolio on pages 110-116 and Wholesale Credit Portfolio on pages 117-128 for information on loan modifications as of December 31, 2021. Refer to Notes 12 and 13 for further information on the Firm’s accounting policies for loan modifications and the allowance for credit losses.
Paycheck Protection Program
The PPP, established by the CARES Act and implemented by the SBA, provided the Firm with delegated authority to process and originate PPP loans. When certain criteria are met, PPP loans are subject to forgiveness and the Firm will receive payment of the forgiveness amount from the SBA. PPP loans have a contractual term of two or five years and provide borrowers with an automatic payment deferral of principal and interest. The SBA will pay accrued interest through the payment deferral period and additional interest up to a maximum of 120 days past due. Based upon these servicing guidelines, the Firm continues to accrue interest for PPP loans 90 or more days past due until delinquency reaches 120 days past due. PPP processing fees are deferred and accreted into interest income over the contractual life of the loans, but may be accelerated upon forgiveness or prepayment.
At December 31, 2021 and 2020, the Firm had $6.7 billion and $27.2 billion, respectively, of PPP loans, including $5.4 billion and $19.2 billion, respectively, in consumer, and $1.3 billion and $8.0 billion, respectively, in wholesale. The PPP ended for new applications on May 31, 2021.
As of December 31, 2021, approximately $34 billion of PPP loans have been repaid through payments of forgiveness amounts to the Firm from the SBA. During the year ended December 31, 2021, this resulted in accelerated recognition in interest income of the associated deferred processing fees, primarily in CCB.
At December 31, 2021, $633 million of PPP loans 90 or more days past due have been excluded from the Firm’s nonaccrual loans as they are guaranteed by the SBA.
Refer to CCB segment results on pages 63-66 and Note 12 for a further discussion of the PPP.

JPMorgan Chase & Co./2021 Form 10-K	109

Management’s discussion and analysis

CONSUMER CREDIT PORTFOLIO
The Firm’s retained consumer portfolio consists primarily of residential real estate loans, credit card loans, scored auto and business banking loans, as well as associated lending-related commitments. The Firm’s focus is on serving primarily the prime segment of the consumer credit market. Originated mortgage loans are retained in the residential real estate portfolio, securitized or sold to U.S. government agencies and U.S. government-sponsored enterprises; other types of consumer loans are typically retained on the balance sheet. The credit performance of the consumer portfolio, including net charge-offs continued to benefit from the improvement in the macroeconomic environment during 2021. Refer to Note 12 for further information on the consumer loan portfolio. Refer to Note 28 for further information on lending-related commitments.

110	JPMorgan Chase & Co./2021 Form 10-K

The following tables present consumer credit-related information with respect to the scored credit portfolio held in CCB, AWM, CIB and Corporate.

Consumer credit portfolio
December 31, (in millions)	Credit exposure		Nonaccrual loans(j)(k)(l)
	2021	2020	2021	2020
Consumer, excluding credit card
Residential real estate(a)	$224,795	$225,302	$4,759	$5,313
Auto and other(b)(c)(d)	70,761	76,825	119	151
Total loans - retained	295,556	302,127	4,878	5,464
Loans held-for-sale	1,287	1,305	—	—
Loans at fair value(e)	26,463	15,147	472	1,003
Total consumer, excluding credit card loans	323,306	318,579	5,350	6,467
Lending-related commitments(f)	45,334	57,319
Total consumer exposure, excluding credit card	368,640	375,898
Credit Card
Loans retained(g)	154,296	143,432	NA	NA
Loans held-for-sale	—	784	NA	NA
Total credit card loans	154,296	144,216	NA	NA
Lending-related commitments(f)(h)	730,534	658,506
Total credit card exposure(h)	884,830	802,722
Total consumer credit portfolio(h)	$1,253,470	$1,178,620	$5,350	$6,467
Credit-related notes used in credit portfolio management activities(i)	$(2,028)	$(747)

	Year ended December 31,
(in millions, except ratios)	Net charge-offs/(recoveries)		Average loans - retained		Net charge-off/(recovery) rate(m)
	2021	2020	2021	2020	2021	2020
Consumer, excluding credit card
Residential real estate	$(275)	$(164)	$220,914	$235,300	(0.12)%	(0.07)%
Auto and other	286	338	77,900	66,705	0.37	0.51
Total consumer, excluding credit card - retained	11	174	298,814	302,005	—	0.06
Credit card - retained	2,712	4,286	139,900	146,391	1.94	2.93
Total consumer - retained	$2,723	$4,460	$438,714	$448,396	0.62%	0.99%
(a)Includes scored mortgage and home equity loans held in CCB and AWM, and scored mortgage loans held in Corporate.
(b)At December 31, 2021 and 2020, excluded operating lease assets of $17.1 billion and $20.6 billion, respectively. These operating lease assets are included in other assets on the Firm’s Consolidated balance sheets. Refer to Note 18 for further information.
(c)Includes scored auto and business banking loans and overdrafts.
(d)At December 31, 2021 and 2020, included $5.4 billion and $19.2 billion of loans, respectively, in Business Banking under the PPP. The Firm does not expect to realize material credit losses on PPP loans because the loans are guaranteed by the SBA. Refer to Credit Portfolio on pages 108-109 for a further discussion of the PPP.
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
(j)At December 31, 2021 and 2020, nonaccrual loans excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $623 million and $874 million, respectively. These amounts have been excluded from nonaccrual loans based upon the government guarantee. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status, as permitted by regulatory guidance.
(k)Generally excludes loans under payment deferral programs offered in response to the COVID-19 pandemic. Includes loans to customers that have exited COVID-19 related payment deferral programs and are 90 or more days past due, predominantly all of which were considered collateral-dependent at time of exit.
(l)At December 31, 2021, nonaccrual loans excluded $506 million of PPP loans 90 or more days past due and guaranteed by the SBA.
(m)Average consumer loans held-for-sale and loans at fair value were $29.1 billion and $18.3 billion for the years ended December 31, 2021 and 2020, respectively. These amounts were excluded when calculating net charge-off/(recovery) rates.

JPMorgan Chase & Co./2021 Form 10-K	111

Management’s discussion and analysis

Maturities and sensitivity to changes in interest rates
The table below sets forth loan maturities and the distribution between fixed and floating interest rates based on the stated terms of the loan agreements.

December 31, 2021 (in millions)	Within 1 year		1-5 years		5-15 years	After 15 years	Total
Consumer, excluding credit card
Residential real estate	$132		$615		$21,481	$230,078	$252,306
Auto and other	3,819	(b)	42,370		24,771	40	71,000
Total consumer, excluding credit card loans	3,951		42,985		46,252	230,118	323,306
Total credit card loans	153,354		942	(a)	—	—	154,296
Total consumer loans	$157,305		$43,927		$46,252	$230,118	$477,602

Loans due after one year at fixed interest rates
Residential real estate			$388		$10,991	$155,510
Auto and other			42,275		24,376	36
Credit card			942		—	—

Loans due after one year at variable interest rates(a)
Residential real estate			227		10,490	74,568
Auto and other			95		395	4
Total consumer loans			$43,927		$46,252	$230,118
(a)Credit card loans with maturities greater than one year represent TDRs and are at fixed interest rates. There are no credit card loans due after one year at variable interest rates.
(b)Includes overdrafts.
Consumer assistance
In March 2020, the Firm began providing assistance to customers in response to the COVID-19 pandemic, predominantly in the form of payment deferrals.
As of December 31, 2021 and 2020, the Firm had approximately $1.3 billion and $10.7 billion, respectively, of retained consumer loans under payment deferral programs, predominantly in residential real estate, compared to approximately $28.3 billion at June 30, 2020. During the fourth quarter of 2021, there were approximately $386 million of new enrollments in consumer payment deferral programs. Predominantly all borrowers that exited payment deferral programs are current. The Firm continues to monitor the credit risk associated with loans subject to payment deferrals throughout the deferral period and on an ongoing basis after the borrowers are required to resume making regularly scheduled payments, and considers expected losses of principal and accrued interest on these loans in its allowance for credit losses.
Of the $1.3 billion of retained loans under payment deferral programs as of December 31, 2021, approximately $611 million were accounted for as TDRs prior to payment deferral and approximately $40 million were accounted for as TDRs because they did not qualify for or the Firm did not elect to suspend TDR accounting guidance under the option provided by the CARES Act, as extended by the Consolidated Appropriations Act and which expired on January 1, 2022. Borrowers that are unable to resume or continue making payments in accordance with the original or modified contractual terms of their agreements upon exit from deferral programs will be placed on nonaccrual status in line with the Firm’s nonaccrual policy, except for credit cards as permitted by regulatory guidance, and the loans charged off or down in accordance with the Firm’s charge-off policies. Refer to Note 12 for additional information on the Firm’s nonaccrual and charge-off policies.

112	JPMorgan Chase & Co./2021 Form 10-K

Consumer, excluding credit card
Portfolio analysis
Loans increased from December 31, 2020 driven by higher residential real estate loans at fair value, largely offset by lower auto and other loans.
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
Retained loans were relatively flat compared to December 31, 2020 as the decline in Home Lending driven by paydowns outpacing originations of prime mortgage loans was predominantly offset by growth in AWM. Retained nonaccrual loans decreased from December 31, 2020 reflecting improved credit performance. Net recoveries for the year ended December 31, 2021 were higher when compared with the prior year as the current year benefited from further improvement in HPI and higher reversals of prior write-downs due to prepayments as a result of the low rate environment.
Loans at fair value increased from December 31, 2020, reflecting loan purchase activity in CIB driven by higher client demand, as well as increased originations in Home Lending due to the continued low rate environment. Nonaccrual loans at fair value decreased from December 31, 2020 due to sales in CIB.
The carrying value of home equity lines of credit outstanding was $18.7 billion at December 31, 2021. This amount included $6.2 billion of HELOCs that have recast from interest-only to fully amortizing payments or have been modified and $6.0 billion of interest-only balloon HELOCs, which primarily mature after 2030. The Firm manages the risk of HELOCs during their revolving period by closing or reducing the undrawn line to the extent permitted by law when borrowers are exhibiting a material deterioration in their credit risk profile.
At December 31, 2021 and 2020, the carrying value of interest-only residential mortgage loans were $30.0 billion and $25.6 billion, respectively. These loans have an interest-only payment period generally followed by an adjustable-rate or fixed-rate fully amortizing payment period to maturity and are typically originated as higher-balance loans to higher-income borrowers, predominantly in AWM. The interest-only residential mortgage loan portfolio reflected net recoveries for the year ended December 31, 2021, in line with the performance of the broader prime mortgage portfolio.
The following table provides a summary of the Firm’s
residential mortgage portfolio insured and/or guaranteed
by U.S. government agencies, predominantly loans held-for-sale and loans at fair value. The Firm monitors its exposure to certain potential unrecoverable claim payments related to government-insured loans and considers this exposure in estimating the allowance for loan losses.

(in millions)	December 31, 2021	December 31, 2020
Current	$689	$669
30-89 days past due	135	235
90 or more days past due	623	874
Total government guaranteed loans	$1,447	$1,778
Geographic composition and current estimated loan-to-value ratio of residential real estate loans
At December 31, 2021, $145.5 billion, or 65% of the total retained residential real estate loan portfolio, excluding mortgage loans insured by U.S. government agencies, were concentrated in California, New York, Florida, Texas and Illinois, compared with $146.6 billion, or 65% at December 31, 2020.
Average current estimated loan-to-value (“LTV”) ratios have declined consistent with recent improvements in home prices and customer pay-downs.
Refer to Note 12 for information on the geographic composition and current estimated LTVs of the Firm’s residential real estate loans.

JPMorgan Chase & Co./2021 Form 10-K	113

Management’s discussion and analysis

Modified residential real estate loans
The following table presents information relating to modified retained residential real estate loans for which concessions have been granted to borrowers experiencing financial difficulty, which include both TDRs and modified PCD loans not accounted for as TDRs. The following table does not include loans with short-term or other insignificant modifications that are not considered concessions and, therefore, are not TDRs, or loans for which the Firm has elected to suspend TDR accounting guidance under the option provided by the CARES Act. Refer to Note 12 for further information on modifications for the years ended December 31, 2021 and 2020.

(in millions)	December 31, 2021	December 31, 2020
Retained loans	$13,251	$15,406
Nonaccrual retained loans(a)	3,938	3,899
(a)At December 31, 2021 and 2020, nonaccrual loans included $2.7 billion and $3.0 billion, respectively, of TDRs for which the borrowers were less than 90 days past due. Refer to Note 12 for additional information about loans modified in a TDR that are on nonaccrual status.
Auto and other: The auto and other loan portfolio, including loans at fair value, predominantly consists of prime-quality scored auto and business banking loans, as well as overdrafts. The portfolio decreased when compared with December 31, 2020 due to a decrease in business banking loans largely offset by growth in the scored auto portfolio. Business Banking loans declined predominantly due to PPP loan forgiveness, partially offset by originations. The increase in the scored auto portfolio was driven by loan originations predominantly offset by paydowns. Net charge-offs for the year ended December 31, 2021 decreased when compared to the prior year driven by lower scored auto charge-offs as the current year benefited from higher vehicle collateral values and elevated consumer cash balances, partially offset by higher overdraft charge-offs. The scored auto portfolio net charge-off rates were 0.04% and 0.25% for the years ended December 31, 2021 and 2020, respectively.
Nonperforming assets
The following table presents information as of December 31, 2021 and 2020, about consumer, excluding credit card, nonperforming assets.

Nonperforming assets(a)
December 31, (in millions)	2021		2020
Nonaccrual loans
Residential real estate(b)	$5,231		$6,316
Auto and other	119	(c)	151
Total nonaccrual loans	5,350		6,467
Assets acquired in loan satisfactions
Real estate owned	112		131
Other	22		21
Total assets acquired in loan satisfactions	134		152
Total nonperforming assets	$5,484		$6,619
(a)At December 31, 2021 and 2020, nonperforming assets excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $623 million and $874 million, respectively, and REO insured by U.S. government agencies of $5 million and $9 million, respectively. These amounts have been excluded based upon the government guarantee.
(b)Generally excludes loans under payment deferral programs offered in response to the COVID-19 pandemic. Includes loans to customers that have exited COVID-19 related payment deferral programs and are 90 or more days past due, predominantly all of which were considered collateral-dependent at time of exit.
(c)At December 31, 2021, nonaccrual loans excluded $506 million of PPP loans 90 or more days past due and guaranteed by the SBA.

114	JPMorgan Chase & Co./2021 Form 10-K

Nonaccrual loans
The following table presents changes in consumer, excluding credit card, nonaccrual loans for the years ended December 31, 2021 and 2020.

Nonaccrual loan activity
Year ended December 31,
(in millions)	2021	2020
Beginning balance	$6,467	$3,366
Additions:
PCD loans, upon adoption of CECL	NA	708
Other additions	2,956	5,184	(b)
Total additions	2,956	5,892
Reductions:
Principal payments and other(a)	2,018	983
Charge-offs	229	390
Returned to performing status	1,716	1,024
Foreclosures and other liquidations	110	394
Total reductions	4,073	2,791
Net changes	(1,117)	3,101
Ending balance	$5,350	$6,467
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
Purchased credit deteriorated (“PCD”) loans
The following tables provide credit-related information for PCD loans which are reported in residential real estate.

(in millions, except ratios)	December 31, 2021	December 31, 2020
Loan delinquency(a)
Current	$12,746	$16,036
30-149 days past due	331	432
150 or more days past due	664	573
Total PCD loans	$13,741	$17,041

% of 30+ days past due to total retained PCD loans	7.24%	5.90%
Nonaccrual loans(b)	$1,616	$1,609

Year ended December 31, (in millions, except ratios)	2021	2020
Net charge-offs	$15	$74
Net charge-off rate	0.10%	0.39%
(a)At December 31, 2021 and 2020, loans under payment deferral programs offered in response to the COVID-19 pandemic which are still within their deferral period and performing according to their modified terms are generally not considered delinquent.
(b)Includes loans to customers that have exited COVID-19 related payment deferral programs and are 90 or more days past due, predominantly all of which were considered collateral-dependent at time of exit.

JPMorgan Chase & Co./2021 Form 10-K	115

Management’s discussion and analysis

Credit card
Total credit card loans increased from December 31, 2020 reflecting strong sales volume predominantly offset by higher payments. The December 31, 2021 30+ and 90+ day delinquency rates of 1.04% and 0.50%, respectively, decreased compared to the December 31, 2020 30+ and 90+ day delinquency rates of 1.68% and 0.92%, respectively. The delinquency rates continue to benefit from the ongoing impact of government stimulus and support provided to borrowers who participated in payment assistance programs. Net charge-offs decreased for the year ended December 31, 2021 compared with the prior year reflecting lower charge-offs and higher recoveries as consumer cash balances remained elevated.
Consistent with the Firm’s policy, all credit card loans typically remain on accrual status until charged off. However, the Firm’s allowance for loan losses includes the estimated uncollectible portion of accrued and billed interest and fee income. Refer to Note 12 for further information about this portfolio, including information about delinquencies.
Geographic and FICO composition of credit card loans
At December 31, 2021, $70.5 billion, or 46% of the total retained credit card loan portfolio, was concentrated in California, Texas, New York, Florida and Illinois, compared with $65.0 billion, or 45%, at December 31, 2020. Refer to Note 12 for additional information on the geographic and FICO composition of the Firm’s credit card loans.
Modifications of credit card loans
At December 31, 2021, the Firm had $1.0 billion of credit card loans outstanding that have been modified in TDRs, which does not include loans with short-term or other insignificant modifications that are not considered TDRs, compared to $1.4 billion at December 31, 2020. Refer to Note 12 for additional information about loan modification programs to borrowers.

116	JPMorgan Chase & Co./2021 Form 10-K

WHOLESALE CREDIT PORTFOLIO
In its wholesale businesses, the Firm is exposed to credit risk primarily through its underwriting, lending, market-making, and hedging activities with and for clients and counterparties, as well as through various operating services (such as cash management and clearing activities), securities financing activities and cash placed with banks. A portion of the loans originated or acquired by the Firm’s wholesale businesses is generally retained on the balance sheet. The Firm distributes a significant percentage of the loans that it originates into the market as part of its syndicated loan business and to manage portfolio concentrations and credit risk. The wholesale portfolio is actively managed, in part by conducting ongoing, in-depth reviews of client credit quality and transaction structure inclusive of collateral where applicable, and of industry, product and client concentrations. Refer to the industry discussion on pages 119-123 for further information.
The Firm’s wholesale credit portfolio includes exposure held in CIB, CB, AWM and Corporate, as well as risk-rated exposures held in CCB, including business banking and auto dealer exposure for which the wholesale methodology is applied when determining the allowance for credit losses.
In 2021 the credit environment continued to improve following the broad-based deterioration during the earlier stages of the COVID-19 pandemic.
As of December 31, 2021, retained loans increased $45.4 billion driven by CIB and AWM, partially offset by decreases in CCB. Lending-related commitments increased $36.6 billion, predominantly driven by net portfolio activity in CB and CIB, including an increase in held for sale commitments intended to be syndicated.
As of December 31, 2021, the investment-grade percentage of the portfolio remained relatively flat at 71%, while criticized exposure decreased $3.4 billion from $41.6 billion to $38.2 billion. The decrease in criticized exposure was driven by net portfolio activity and client-specific upgrades, primarily in Oil & Gas and Automotive, largely offset by client-specific downgrades. Nonperforming exposure decreased $1.2 billion driven by lower nonperforming loans, primarily in Oil & Gas and Individuals and Individual Entities, with net portfolio activity and client-specific upgrades partially offset by client-specific downgrades. The decrease in nonperforming loans was partially offset by increases in derivatives and lending-related commitments.

Wholesale credit portfolio
December 31, (in millions)	Credit exposure			Nonperforming(d)
	2021	2020		2021	2020
Loans retained	$560,354	$514,947		$2,054	$3,318
Loans held-for-sale	7,401	5,784		48	284
Loans at fair value	32,357	29,327		343	504
Loans	600,112	550,058		2,445	4,106
Derivative receivables	57,081	75,444	(c)	316	56
Receivables from customers(a)	59,645	47,710		—	—
Total wholesale credit-related assets	716,838	673,212		2,761	4,162
Assets acquired in loan satisfactions
Real estate owned	NA	NA		101	125
Other	NA	NA		—	—
Total assets acquired in loan satisfactions	NA	NA		101	125
Lending-related commitments	486,445	449,863		764	577
Total wholesale credit portfolio	$1,203,283	$1,123,075		$3,626	$4,864
Credit derivatives and credit-related notes used in credit portfolio management activities(b)	$(20,190)	$(23,218)	(c)	$—	$—
Liquid securities and other cash collateral held against derivatives	(10,102)	(14,806)		NA	NA
(a)Receivables from customers reflect held-for-investment margin loans to brokerage clients in CIB, CCB and AWM; these are reported within accrued interest and accounts receivable on the Consolidated balance sheets.
(b)Represents the net notional amount of protection purchased and sold through credit derivatives and credit-related notes used to manage both performing and nonperforming wholesale credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. Refer to Credit derivatives on page 128 and Note 5 for additional information.
(c)Prior-period amounts have been revised to conform with the current presentation.
(d)Loans that were modified in response to the COVID-19 pandemic continue to be risk-rated in accordance with the Firm’s overall credit risk management framework. As of December 31, 2021, predominantly all of these loans were considered performing.

JPMorgan Chase & Co./2021 Form 10-K	117

Management’s discussion and analysis

Wholesale assistance
In March 2020, the Firm began providing assistance to clients in response to the COVID-19 pandemic, predominantly in the form of payment deferrals and covenant modifications.
As of December 31, 2021 and 2020, the Firm had approximately $107 million and $1.6 billion, respectively, of retained loans under payment deferral programs, compared to $16.8 billion at June 30, 2020. Predominantly all clients that exited deferral are current or have paid down their loans. The Firm continues to monitor the credit risk associated with loans subject to deferrals throughout the deferral period and on an ongoing basis after the borrowers are required to resume making regularly scheduled payments, and considers expected losses of principal and accrued interest on these loans in its allowance for credit losses.
In addition, the Firm granted assistance in the form of covenant modifications. These types of assistance, both payment deferrals and covenant modifications, are generally not reported as TDRs, either because the modifications were insignificant or they qualified to suspend TDR accounting guidance under the option provided by the CARES Act, as extended by the Consolidated Appropriations Act and which expired on January 1, 2022. Loans under assistance continue to be risk-rated in accordance with the Firm’s overall credit risk management framework. As of December 31, 2021, substantially all of these loans were considered performing.
Wholesale credit exposure – maturity and ratings profile
The following tables present the maturity and internal risk ratings profiles of the wholesale credit portfolio as of December 31, 2021 and 2020. The Firm generally considers internal ratings with qualitative characteristics equivalent to BBB-/Baa3 or higher as investment grade, and takes into consideration collateral and structural support when determining the internal risk rating for each credit facility. Refer to Note 12 for further information on internal risk ratings.

	Maturity profile(e)				Ratings profile
	1 year or less	After 1 year through 5 years	After 5 years	Total			Total	Total % of IG
December 31, 2021 (in millions, except ratios)					Investment-grade	Noninvestment-grade
Loans retained	$214,064	$218,176	$128,114	$560,354	$410,011	$150,343	$560,354	73%
Derivative receivables				57,081			57,081
Less: Liquid securities and other cash collateral held against derivatives				(10,102)			(10,102)
Total derivative receivables, net of collateral	13,648	12,814	20,517	46,979	31,934	15,045	46,979	68
Lending-related commitments	120,929	340,308	25,208	486,445	331,116	155,329	486,445	68
Subtotal	348,641	571,298	173,839	1,093,778	773,061	320,717	1,093,778	71
Loans held-for-sale and loans at fair value(a)				39,758			39,758
Receivables from customers				59,645			59,645
Total exposure – net of liquid securities and other cash collateral held against derivatives				$1,193,181			$1,193,181
Credit derivatives and credit-related notes used in credit portfolio management activities(b)(c)(d)	$(7,509)	$(10,414)	$(2,267)	$(20,190)	$(15,559)	$(4,631)	$(20,190)	77%

	Maturity profile(e)					Ratings profile
	1 year or less	After 1 year through 5 years	After 5 years	Total				Total		Total % of IG
December 31, 2020 (in millions, except ratios)						Investment-grade	Noninvestment-grade
Loans retained	$183,969	$197,905	$133,073	$514,947		$379,273	$135,674	$514,947		74%
Derivative receivables				75,444	(d)			75,444	(d)
Less: Liquid securities and other cash collateral held against derivatives				(14,806)				(14,806)
Total derivative receivables, net of collateral	17,750	14,478	28,410	60,638		38,941	21,697	60,638		64
Lending-related commitments	116,950	315,179	17,734	449,863		312,694	137,169	449,863		70
Subtotal	318,669	527,562	179,217	1,025,448		730,908	294,540	1,025,448		71
Loans held-for-sale and loans at fair value(a)				35,111				35,111
Receivables from customers				47,710				47,710
Total exposure – net of liquid securities and other cash collateral held against derivatives				$1,108,269				$1,108,269
Credit derivatives and credit-related notes used in credit portfolio management activities(b)(c)(d)	$(6,765)	$(13,627)	$(2,826)	$(23,218)		$(18,164)	$(5,054)	$(23,218)		78%
(a)Loans held-for-sale are primarily related to syndicated loans and loans transferred from the retained portfolio.
(b)These derivatives do not qualify for hedge accounting under U.S. GAAP.

118	JPMorgan Chase & Co./2021 Form 10-K

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
(e)The maturity profile of retained loans, lending-related commitments and derivative receivables is generally based on remaining contractual maturity. Derivative contracts that are in a receivable position at December 31, 2021, may become payable prior to maturity based on their cash flow profile or changes in market conditions.

Wholesale credit exposure – industry exposures
The Firm focuses on the management and diversification of its industry exposures, and pays particular attention to industries with actual or potential credit concerns.
Exposures deemed criticized align with the U.S. banking regulators’ definition of criticized exposures, which consist of the special mention, substandard and doubtful categories. Total criticized exposure, excluding loans held-for-sale and loans at fair value, was $38.2 billion at December 31, 2021 and $41.6 billion at December 31, 2020, representing approximately 3.5% and 4.0% of total wholesale credit exposure, respectively. The decrease in criticized exposure was driven by net portfolio activity and client-specific upgrades, primarily in Oil & Gas and Automotive, largely offset by client-specific downgrades. The $38.2 billion of criticized exposure at December 31, 2021 was largely undrawn and $35.0 billion was performing.

JPMorgan Chase & Co./2021 Form 10-K	119

Management’s discussion and analysis

The table below summarizes by industry the Firm’s exposures as of December 31, 2021 and 2020. The industry of risk category is generally based on the client or counterparty’s primary business activity. Refer to Note 4 for additional information on industry concentrations.

Wholesale credit exposure – industries(a)
						Selected metrics
						30 days or more past due and accruing loans(i)	Net charge-offs/ (recoveries)	Credit derivative hedges and credit-related notes(i)	Liquid securities and other cash collateral held against derivative receivables
			Noninvestment-grade
	Credit exposure(f)(g)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
As of or for the year ended December 31, 2021 (in millions)
Real Estate	$155,069	$120,174	$29,642	$4,636	$617	$394	$6	$(190)	$—
Individuals and Individual Entities(b)	141,973	122,606	18,797	99	471	1,450	32	—	(1)
Consumer & Retail	122,789	59,622	53,317	9,445	405	288	2	(357)	—
Technology, Media & Telecommunications	84,070	49,610	25,540	8,595	325	58	(1)	(935)	(12)
Asset Managers	81,228	68,593	12,630	—	5	8	—	—	(3,900)
Industrials	66,974	36,953	26,957	2,895	169	428	13	(608)	(1)
Healthcare	59,014	42,133	15,136	1,686	59	204	(4)	(490)	(174)
Banks & Finance Cos	54,684	29,732	23,809	1,138	5	9	9	(553)	(810)
Oil & Gas	42,606	20,698	20,222	1,558	128	4	60	(582)	—
Automotive	34,573	24,606	9,446	399	122	95	(3)	(463)	—
State & Municipal Govt(c)	33,216	32,522	586	101	7	74	—	—	(14)
Utilities	33,203	25,069	7,011	914	209	11	6	(382)	(4)
Chemicals & Plastics	17,660	11,319	5,817	518	6	7	—	(67)	—
Metals & Mining	16,696	7,848	8,491	294	63	27	7	(15)	(4)
Transportation	14,635	6,010	5,983	2,470	172	21	20	(110)	(24)
Insurance	13,926	9,943	3,887	96	—	—	—	(25)	(2,366)
Central Govt	11,317	11,067	250	—	—	—	—	(7,053)	(72)
Financial Markets Infrastructure	4,377	3,987	390	—	—	—	—	—	—
Securities Firms	4,180	2,599	1,578	—	3	—	—	(47)	(217)
All other(d)	111,690	97,537	13,580	205	368	242	(5)	(8,313)	(2,503)
Subtotal	$1,103,880	$782,628	$283,069	$35,049	$3,134	$3,320	$142	$(20,190)	$(10,102)
Loans held-for-sale and loans at fair value	39,758
Receivables from customers	59,645
Total(e)	$1,203,283

120	JPMorgan Chase & Co./2021 Form 10-K

								Selected metrics
								30 days or more past due and accruing loans(i)	Net charge-offs/ (recoveries)	Credit derivative hedges and credit-related notes (h)(j)	Liquid securities and other cash collateral held against derivative receivables
				Noninvestment-grade
	Credit exposure(f)(g)		Investment- grade	Noncriticized		Criticized performing	Criticized nonperforming
As of or for the year ended December 31, 2020 (in millions)
Real Estate	$148,498		$116,124	$27,576		$4,294	$504	$374	$94	$(190)	$—
Individuals and Individual Entities(b)	122,870		107,266	14,688		227	689	1,570	(17)	—	—
Consumer & Retail	108,437		57,580	41,624		8,852	381	203	55	(381)	(5)
Technology, Media & Telecommunications	72,150		36,435	27,770		7,738	207	10	73	(984)	(56)
Asset Managers	66,573		57,582	8,885		85	21	19	1	—	(4,685)
Industrials	66,470		37,512	26,881		1,852	225	278	70	(658)	(61)
Healthcare	60,118		44,901	13,356		1,684	177	96	104	(378)	(191)
Banks & Finance Cos	54,032		35,115	17,820		1,045	52	20	13	(659)	(1,648)
Oil & Gas	39,159		18,456	14,969		4,952	782	11	249	(488)	(4)
Automotive	43,331		25,548	15,575		2,149	59	152	22	(434)	—
State & Municipal Govt(c)	38,286		37,705	574		2	5	41	—	—	(41)
Utilities	30,124		22,451	7,048		571	54	14	(7)	(402)	(1)
Chemicals & Plastics	17,176		10,622	5,703		822	29	6	—	(83)	—
Metals & Mining	15,542		5,958	8,699		704	181	8	16	(141)	(13)
Transportation	16,232		7,549	6,340		2,137	206	30	117	(83)	(26)
Insurance	13,141		10,177	2,960		3	1	7	—	—	(1,771)
Central Govt	17,025		16,652	373		—	—	—	—	(8,364)	(982)
Financial Markets Infrastructure	6,515		6,449	66		—	—	—	—	—	(10)
Securities Firms	8,048		6,116	1,927		1	4	—	18	(49)	(3,423)
All other(d)	96,527	(h)	84,650	10,999	(h)	504	374	83	(9)	(9,924)	(1,889)
Subtotal	$1,040,254		$744,848	$253,833		$37,622	$3,951	$2,922	$799	$(23,218)	$(14,806)
Loans held-for-sale and loans at fair value	35,111
Receivables from customers	47,710
Total(e)	$1,123,075
(a)The industry rankings presented in the table as of December 31, 2020, are based on the industry rankings of the corresponding exposures at December 31, 2021, not actual rankings of such exposures at December 31, 2020.
(b)Individuals and Individual Entities predominantly consists of Global Private Bank clients within AWM and includes exposure to personal investment companies and personal and testamentary trusts.
(c)In addition to the credit risk exposure to states and municipal governments (both U.S. and non-U.S.) at December 31, 2021 and 2020, noted above, the Firm held: $7.1 billion and $7.2 billion, respectively, of trading assets; $15.9 billion and $20.4 billion, respectively, of AFS securities; and $14.0 billion and $12.8 billion, respectively, of HTM securities, issued by U.S. state and municipal governments. Refer to Note 2 and Note 10 for further information.
(d)All other includes: SPEs and Private education and civic organizations, representing approximately 94% and 6%, respectively, at December 31, 2021 and 92% and 8%, respectively, at December 31, 2020 .
(e)Excludes cash placed with banks of $729.6 billion and $516.9 billion, at December 31, 2021 and 2020, respectively, which is predominantly placed with various central banks, primarily Federal Reserve Banks.
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

JPMorgan Chase & Co./2021 Form 10-K	121

Management’s discussion and analysis

Presented below is additional detail on certain of the Firm’s industry exposures.
Real Estate
Real Estate exposure was $155.1 billion as of December 31, 2021, of which $89.2 billion was multifamily lending as shown in the table below. Criticized exposure increased by $455 million from $4.8 billion at December 31, 2020 to $5.3 billion at December 31, 2021, driven by client-specific downgrades predominantly offset by client-specific upgrades and net portfolio activity.

	December 31, 2021
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment-grade	% Drawn(d)
Multifamily(a)	$89,032	$122	$89,154	84%	89%
Office	16,409	234	16,643	75	71
Other Income Producing Properties(b)	13,018	498	13,516	77	55
Industrial	11,546	66	11,612	75	64
Services and Non Income Producing	11,512	24	11,536	63	50
Retail	9,580	106	9,686	61	69
Lodging	2,859	63	2,922	5	33
Total Real Estate Exposure(c)	$153,956	$1,113	$155,069	77%	77%

	December 31, 2020
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment- grade	% Drawn(d)
Multifamily(a)	$85,368	$183	$85,551	85%	92%
Office	16,372	475	16,847	76	70
Other Income Producing Properties(b)	13,435	421	13,856	76	55
Industrial	9,039	69	9,108	76	73
Services and Non Income Producing	9,242	22	9,264	62	47
Retail	10,573	199	10,772	60	69
Lodging	3,084	16	3,100	24	57
Total Real Estate Exposure	$147,113	$1,385	$148,498	78%	80%
(a)Multifamily exposure is largely in California.
(b)Other Income Producing Properties consists of clients with diversified property types or other property types outside of categories listed in the table above
(c)Real Estate exposure is approximately 78% secured; unsecured exposure is approximately 75% investment-grade.
(d)Represents drawn exposure as a percentage of credit exposure.

122	JPMorgan Chase & Co./2021 Form 10-K

Consumer & Retail
Consumer & Retail exposure was $122.8 billion as of December 31, 2021, and predominantly included Retail, Business and Consumer Services, and Food and Beverage as shown in the table below. Criticized exposure increased by $617 million from $9.2 billion at December 31, 2020 to $9.9 billion at December 31, 2021, driven by client-specific downgrades and net portfolio activity largely offset by client-specific upgrades.

	December 31, 2021
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment-grade	% Drawn(d)
Retail(a)	$32,872	$1,152	$34,024	50%	31%
Business and Consumer Services	32,159	347	32,506	46	33
Food and Beverage	30,434	957	31,391	59	33
Consumer Hard Goods	17,035	111	17,146	46	30
Leisure(b)	7,620	102	7,722	17	34
Total Consumer & Retail(c)	$120,120	$2,669	$122,789	49%	32%

	December 31, 2020
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment- grade	% Drawn(d)
Retail(a)	$32,486	$887	$33,373	52%	33%
Business and Consumer Services	24,760	599	25,359	52	41
Food and Beverage	28,012	897	28,909	62	33
Consumer Hard Goods	12,937	178	13,115	59	36
Leisure(b)	7,440	241	7,681	18	43
Total Consumer & Retail	$105,635	$2,802	$108,437	53%	36%
(a)Retail consists of Home Improvement & Specialty Retailers, Restaurants, Supermarkets, Discount & Drug Stores, Specialty Apparel and Department Stores.
(b)Leisure consists of Gaming, Arts & Culture, Travel Services and Sports & Recreation. As of December 31, 2021, approximately 81% of the noninvestment-grade Leisure portfolio is secured.
(c)Approximately 80% of the noninvestment-grade portfolio is secured.
(d)Represents drawn exposure as a percent of credit exposure.
Oil & Gas
Oil & Gas exposure was $42.6 billion as of December 31, 2021, including $23.1 billion of Exploration & Production and Oil field Services as shown in the table below. The increase in derivative receivables resulted from market movements related to Oil & Gas prices. Criticized exposure decreased by $4.0 billion from $5.7 billion at December 31, 2020 to $1.7 billion at December 31, 2021, driven by net portfolio activity and client-specific upgrades partially offset by client-specific downgrades.

	December 31, 2021
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment-grade	% Drawn(c)
Exploration & Production ("E&P") and Oil field Services	$17,631	$5,452	$23,083	39%	26%
Other Oil & Gas(a)	18,941	582	19,523	60	26
Total Oil & Gas(b)	$36,572	$6,034	$42,606	49%	26%

	December 31, 2020
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment- grade	% Drawn(c)
Exploration & Production ("E&P") and Oil field Services	$18,228	$1,048	$19,276	32%	37%
Other Oil & Gas(a)	19,288	595	19,883	62	21
Total Oil & Gas(b)	$37,516	$1,643	$39,159	47%	29%
(a)Other Oil & Gas includes Integrated Oil & Gas companies, Midstream/Oil Pipeline companies and refineries.
(b)Secured exposure was $18.0 billion and $13.2 billion at December 31, 2021 and 2020, respectively, over half of which is reserve-based lending to the Exploration & Production sub-sector; unsecured exposure is largely investment-grade.
(c)Represents drawn exposure as a percent of credit exposure.

JPMorgan Chase & Co./2021 Form 10-K	123

Management’s discussion and analysis

Loans
In its wholesale businesses, the Firm provides loans to a variety of clients, ranging from large corporate and institutional clients to high-net-worth individuals. Refer to Note 12 for a further discussion on loans, including information about delinquencies, loan modifications and other credit quality indicators.
The following table presents the change in the nonaccrual loan portfolio for the years ended December 31, 2021 and 2020. Since December 31, 2020, nonaccrual loan exposure decreased $1.7 billion, largely in Oil & Gas and Individuals and Individual Entities, with net portfolio activity and client-specific upgrades partially offset by client-specific downgrades.

Wholesale nonaccrual loan activity
Year ended December 31, (in millions)	2021	2020
Beginning balance	$4,106	$1,271
Additions	2,909	6,753
Reductions:
Paydowns and other	2,676	2,290
Gross charge-offs	268	922
Returned to performing status	1,106	569
Sales	520	137
Total reductions	4,570	3,918
Net changes	(1,661)	2,835
Ending balance	$2,445	$4,106
The following table presents net charge-offs/recoveries, which are defined as gross charge-offs less recoveries, for the years ended December 31, 2021 and 2020. The amounts in the table below do not include gains or losses from sales of nonaccrual loans recognized in noninterest revenue.

Wholesale net charge-offs/(recoveries)
Year ended December 31, (in millions, except ratios)	2021	2020
Loans
Average loans retained	$526,557	$509,907
Gross charge-offs	283	954
Gross recoveries collected	(141)	(155)
Net charge-offs/(recoveries)	142	799
Net charge-off/(recovery) rate	0.03%	0.16%

124	JPMorgan Chase & Co./2021 Form 10-K

Maturities and sensitivity to changes in interest rates
The table below sets forth wholesale loan maturities and the distribution between fixed and floating interest rates based on the stated terms of the loan agreements by loan class. Refer to Note 12 for further information on loan classes.

December 31, 2021 (in millions, except ratios)	1 year or less(a)	After 1 year through 5 years	After 5 years through 15 years	After 15 years	Total
Wholesale loans:
Secured by real estate	$6,587	$27,559	$28,624	$65,542	$128,312
Commercial and industrial	52,132	95,685	10,523	1,105	159,445
Other	162,600	117,886	27,427	4,442	312,355
Total wholesale loans	$221,319	$241,130	$66,574	$71,089	$600,112

Loans due after one year at fixed interest rates
Secured by real estate		$3,762	$9,454	$2,258
Commercial and industrial		9,129	1,025	19
Other		18,206	16,778	3,311
Loans due after one year at variable interest rates
Secured by real estate		$23,797	$19,170	$63,285
Commercial and industrial		86,557	9,498	1,087
Other		99,679	10,649	1,129
Total wholesale loans		$241,130	$66,574	$71,089
(a)Includes demand loans and overdrafts.
The following table presents net charge-offs/recoveries, average retained loans and net charge-off/recovery rate by loan class for the year ended December 31, 2021 and 2020.

	Year ended December 31,
	Secured by real estate		Commercial and industrial		Other		Total
(in millions, except ratios)	2021	2020	2021	2020	2021	2020	2021	2020
Net charge-offs/(recoveries)	$13	$10	$105	$737	$24	$52	$142	$799
Average retained loans	118,417	122,435	138,015	162,554	270,125	224,918	526,557	509,907
Net charge-off/(recovery) rate	0.01%	0.01%	0.08%	0.45%	0.01%	0.02%	0.03%	0.16%

JPMorgan Chase & Co./2021 Form 10-K	125

Management’s discussion and analysis

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
Derivative contracts
Derivatives enable clients and counterparties to manage risk including credit risk and risks arising from fluctuations in interest rates, foreign exchange and equities and commodities prices. The Firm makes markets in derivatives in order to meet these needs and uses derivatives to manage certain risks associated with net open risk positions from its market-making activities, including the counterparty credit risk arising from derivative receivables. The Firm also uses derivative instruments to manage its own credit risk and other market risk exposure. The nature of the counterparty and the settlement mechanism of the derivative affect the credit risk to which the Firm is exposed. For OTC derivatives the Firm is exposed to the credit risk of the derivative counterparty. For exchange-traded derivatives (“ETD”), such as futures and options, and cleared over-the-counter (“OTC-cleared”) derivatives, the Firm can also be exposed to the credit risk of the relevant CCP. Where possible, the Firm seeks to mitigate its credit risk exposures arising from derivative contracts through the use of legally enforceable master netting arrangements and collateral agreements. The percentage of the Firm’s OTC derivative transactions subject to collateral agreements — excluding foreign exchange spot trades, which are not typically covered by collateral agreements due to their short maturity and centrally cleared trades that are settled daily — was approximately 88% at both December 31, 2021 and 2020. Refer to Note 5 for additional information on the Firm’s use of collateral agreements. Refer to Note 5 for a further discussion of derivative contracts, counterparties and settlement types.
The fair value of derivative receivables reported on the Consolidated balance sheets were $57.1 billion and $75.4 billion at December 31, 2021 and 2020, respectively. The decrease was primarily driven by market movements and maturities of certain trades in CIB, partially offset by an increase in commodity derivatives. Derivative receivables represent the fair value of the derivative contracts after giving effect to legally enforceable master netting agreements and the related cash collateral held by the Firm.
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
The following tables summarize the net derivative receivables and the internal ratings profile for the periods presented.

Derivative receivables
December 31, (in millions)	2021	2020
Total, net of cash collateral	$57,081	$75,444	(a)
Liquid securities and other cash collateral held against derivative receivables	(10,102)	(14,806)
Total, net of liquid securities and other cash collateral	$46,979	$60,638
Other collateral held against derivative receivables	(1,544)	(1,836)	(a)
Total, net of collateral	$45,435	$58,802
(a)Prior-period amounts have been revised to conform with the current presentation.

126	JPMorgan Chase & Co./2021 Form 10-K

Ratings profile of derivative receivables
	2021		2020
December 31, (in millions, except ratios)	Exposure net of collateral	% of exposure net of collateral	Exposure net of collateral	% of exposure net of collateral
Investment-grade	$30,278	67%	$37,013	63%
Noninvestment-grade	15,157	33	21,789	37
Total	$45,435	100%	$58,802	100%
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
The fair value of the Firm’s derivative receivables incorporates CVA to reflect the credit quality of counterparties. CVA is based on the Firm’s AVG to a counterparty and the counterparty’s credit spread in the credit derivatives market. The Firm believes that active risk management is essential to controlling the dynamic credit risk in the derivatives portfolio. In addition, the Firm’s risk management process for derivatives exposures takes into consideration the potential impact of wrong-way risk, which is broadly defined as the risk that exposure to a counterparty is positively correlated with the impact of a default by the same counterparty, which could cause exposure to increase at the same time as the counterparty’s capacity to meet its obligations is decreasing. Many factors may influence the nature and magnitude of these correlations over time. To the extent that these correlations are identified, the Firm may adjust the CVA associated with a particular counterparty’s AVG. The Firm risk manages exposure to changes in CVA by entering into credit derivative contracts, as well as interest rate, foreign exchange, equity and commodity derivative contracts.
The below graph shows exposure profiles to the Firm’s current derivatives portfolio over the next 10 years as calculated by the Peak, DRE and AVG metrics. The three measures generally show that exposure will decline after the first year, if no new trades are added to the portfolio.
Exposure profile of derivatives measures
December 31, 2021
(in billions)

JPMorgan Chase & Co./2021 Form 10-K	127

Management’s discussion and analysis

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
December 31, (in millions)	2021	2020
Credit derivatives and credit-related notes used to manage:
Loans and lending-related commitments	$4,138	$4,856
Derivative receivables	16,052	18,362
Credit derivatives and credit-related notes used in credit portfolio management activities	$20,190	$23,218
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
The effectiveness of credit default swaps (“CDS”) as a hedge against the Firm’s exposures may vary depending on a number of factors, including the named reference entity (i.e., the Firm may experience losses on specific exposures that are different than the named reference entities in the purchased CDS); the contractual terms of the CDS (which may have a defined credit event that does not align with an actual loss realized by the Firm); and the maturity of the Firm’s CDS protection (which in some cases may be shorter than the Firm’s exposures). However, the Firm generally seeks to purchase credit protection with a maturity date that is the same or similar to the maturity date of the exposure for which the protection was purchased, and remaining differences in maturity are actively monitored and managed by the Firm. Refer to Credit derivatives in Note 5 for further information on credit derivatives and derivatives used in credit portfolio management activities.

128	JPMorgan Chase & Co./2021 Form 10-K

ALLOWANCE FOR CREDIT LOSSES
The Firm’s allowance for credit losses represents management's estimate of expected credit losses over the remaining expected life of the Firm's financial assets measured at amortized cost and certain off-balance sheet lending-related commitments. The Firm’s allowance for credit losses comprises:
•the allowance for loan losses, which covers the Firm’s retained loan portfolios (scored and risk-rated) and is presented separately on the Consolidated balance sheets,
•the allowance for lending-related commitments, which is presented on the Consolidated balance sheets in accounts payable and other liabilities, and
•the allowance for credit losses on investment securities, which is recognized within Investment Securities on the Consolidated balance sheets.
Discussion of changes in the allowance
The allowance for credit losses as of December 31, 2021 was $18.7 billion, a decrease from $30.8 billion at December 31, 2020. The decrease in the allowance for credit losses was primarily driven by improvements in the macroeconomic environment, consisting of:
•a $9.5 billion reduction in consumer, predominantly in the credit card portfolio; and
•a $2.6 billion net reduction in wholesale, across the LOBs.
The Firm’s allowance for credit losses is estimated using a weighted average of five internally developed macroeconomic scenarios. As of December 31, 2021, the Firm assigned more balanced weightings to both its adverse and upside scenarios compared to the significant weighting that the Firm placed on its adverse scenarios as of December 31, 2020, reflecting the sustained improvement and resilience of the macroeconomic environment, despite the ongoing impact of the COVID-19 pandemic. In addition, because the impact of the COVID-19 pandemic and governmental actions taken in response to the pandemic caused a dislocation in certain historical relationships used for modeling credit loss estimates, the Firm continues to place reliance on management judgment and make adjustments specific to that dislocation, although to a lesser extent than in 2020. The allowance for credit losses of $18.7 billion reflects remaining uncertainties, including the potential impact that additional waves or variants of COVID-19 may have on the pace of economic growth and near-term supply chain disruptions.

The Firm’s central case assumptions reflected U.S. unemployment rates and year over year growth in U.S. real GDP as follows:

	Assumptions at December 31, 2021
	2Q22	4Q22	2Q23
U.S. unemployment rate(a)	4.2%	4.0%	3.9%
YoY growth in U.S. real GDP(b)	3.1%	2.8%	2.1%

	Assumptions at December 31, 2020
	2Q21	4Q21	2Q22
U.S. unemployment rate(a)	6.8%	5.7%	5.1%
YoY growth in U.S. real GDP(b)	9.2%	3.5%	3.9%
(a)Reflects quarterly average of forecasted U.S. unemployment rate.
(b)As of December 31, 2021, the year over year growth in U.S. real GDP in the forecast horizon of the central scenario is calculated as the percent change in U.S. real GDP levels from the prior year. This year over year growth rate replaces the previously disclosed pandemic-focused measure of the cumulative change in U.S. real GDP from pre-pandemic conditions at December 31, 2019. Prior periods have been revised to conform with the current presentation.
Subsequent changes to this forecast and related estimates
will be reflected in the provision for credit losses in future periods.
Refer to Critical Accounting Estimates Used by the Firm on pages 150-153 for further information on the allowance for credit losses and related management judgments.
Refer to Consumer Credit Portfolio on pages 110-116 , Wholesale Credit Portfolio on pages 117-128 for additional information on the consumer and wholesale credit portfolios.

JPMorgan Chase & Co./2021 Form 10-K	129

Management’s discussion and analysis

Allowance for credit losses and related information
	2021				2020
Year ended December 31,	Consumer, excluding credit card	Credit card	Wholesale	Total	Consumer, excluding credit card	Credit card	Wholesale	Total
(in millions, except ratios)
Allowance for loan losses
Beginning balance at January 1,	$3,636	$17,800	$6,892	$28,328	$2,538	$5,683	$4,902	$13,123
Cumulative effect of a change in accounting principle(a)	NA	NA	NA	NA	297	5,517	(1,642)	4,172
Gross charge-offs	630	3,651	283	4,564	805	5,077	954	6,836
Gross recoveries collected	(619)	(939)	(141)	(1,699)	(631)	(791)	(155)	(1,577)
Net charge-offs	11	2,712	142	2,865	174	4,286	799	5,259
Provision for loan losses	(1,858)	(4,838)	(2,375)	(9,071)	974	10,886	4,431	16,291
Other	(2)	—	(4)	(6)	1	—	—	1
Ending balance at December 31,	$1,765	$10,250	$4,371	$16,386	$3,636	$17,800	$6,892	$28,328

Allowance for lending-related commitments
Beginning balance at January 1,	$187	$—	$2,222	$2,409	$12	$—	$1,179	$1,191
Cumulative effect of a change in accounting principle(a)	NA	NA	NA	NA	133	—	(35)	98
Provision for lending-related commitments	(75)	—	(74)	(149)	42	—	1,079	1,121
Other	1	—	—	1	—	—	(1)	(1)
Ending balance at December 31,	$113	$—	$2,148	$2,261	$187	$—	$2,222	$2,409

Impairment methodology
Asset-specific(b)	$(665)	$313	$263	$(89)	$(7)	$633	$682	$1,308
Portfolio-based	2,430	9,937	4,108	16,475	3,643	17,167	6,210	27,020
Total allowance for loan losses	$1,765	$10,250	$4,371	$16,386	$3,636	$17,800	$6,892	$28,328

Impairment methodology
Asset-specific	$—	$—	$167	$167	$—	$—	$114	$114
Portfolio-based	113	—	1,981	2,094	187	—	2,108	2,295
Total allowance for lending-related commitments	$113	$—	$2,148	$2,261	$187	$—	$2,222	$2,409
Total allowance for investment securities	NA	NA	NA	$42	NA	NA	NA	$78
Total allowance for credit losses	$1,878	$10,250	$6,519	$18,689	$3,823	$17,800	$9,114	$30,815

Memo:
Retained loans, end of period	$295,556	$154,296	$560,354	$1,010,206	$302,127	$143,432	$514,947	$960,506
Retained loans, average	298,814	139,900	526,557	965,271	302,005	146,391	509,907	958,303
Credit ratios
Allowance for loan losses to retained loans	0.60%	6.64%	0.78%	1.62%	1.20%	12.41%	1.34%	2.95%
Allowance for loan losses to retained nonaccrual loans(c)	36	NM	213	236	67	NM	208	323
Allowance for loan losses to retained nonaccrual loans excluding credit card	36	NM	213	89	67	NM	208	120
Net charge-off rates	—	1.94	0.03	0.30	0.06	2.93	0.16	0.55
(a)Represents the impact to allowance for credit losses upon the adoption of CECL on January 1, 2020. Refer to Note 1 for further information.
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
(c)The Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.

130	JPMorgan Chase & Co./2021 Form 10-K

Allocation of allowance for loan losses
The table below presents a breakdown of the allowance for loan losses by loan class. Refer to Note 12 for further information on loan classes.

	2021		2020
December 31, (in millions, except ratios)	Allowance for loan losses	Percent of retained loans to total retained loans	Allowance for loan losses	Percent of retained loans to total retained loans
Residential real estate	$817	22%	$2,047	23%
Auto and other	948	7	1,589	8
Consumer, excluding credit card	1,765	29	3,636	31
Credit card	10,250	15	17,800	15
Total consumer	12,015	45	21,436	46
Secured by real estate	1,495	12	2,115	12
Commercial and industrial	1,881	14	3,643	15
Other	995	29	1,134	26
Total wholesale	4,371	55	6,892	54
Total	$16,386	100%	$28,328	100%

JPMorgan Chase & Co./2021 Form 10-K	131

Management’s discussion and analysis

INVESTMENT PORTFOLIO RISK MANAGEMENT
Investment portfolio risk is the risk associated with the loss of principal or a reduction in expected returns on investments arising from the investment securities portfolio or from principal investments. The investment securities portfolio is predominantly held by Treasury and CIO in connection with the Firm's balance sheet and asset-liability management objectives. Principal investments are predominantly privately-held financial instruments and are managed in the LOBs and Corporate. Investments are typically intended to be held over extended periods and, accordingly, the Firm has no expectation for short-term realized gains with respect to these investments.
Investment securities risk
Investment securities risk includes the exposure associated with a default in the payment of principal and interest. This risk is mitigated given that the investment securities portfolio held by Treasury and CIO predominantly consists of high-quality securities. At December 31, 2021, the Treasury and CIO investment securities portfolio, net of allowance for credit losses, was $670.1 billion, and the average credit rating of the securities comprising the portfolio was AA+ (based upon external ratings where available, and where not available, based primarily upon internal risk ratings). Refer to Corporate segment results on pages 79-80 and Note 10 for further information on the investment securities portfolio and internal risk ratings. Refer to Market Risk Management on pages 133-140 for further information on the market risk inherent in the portfolio. Refer to Liquidity Risk Management on pages 97-104 for further information on related liquidity risk.
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
Principal investment risk
Principal investments are typically privately-held financial instruments representing ownership interests or other forms of junior capital. In general, principal investments include tax-oriented investments and investments made to enhance or accelerate the Firm’s business strategies and exclude those that are consolidated on the Firm's balance sheets. These investments are made by dedicated investing businesses or as part of a broader business strategy. The Firm’s principal investments are managed by the LOBs and Corporate and are reflected within their respective financial results. The Firm’s investments will continue to evolve in line with its strategies, including the Firm’s commitment to support underserved communities and minority-owned businesses. The aggregate carrying values of the principal investment portfolios have not been significantly affected by the impact of the COVID-19 pandemic.
The table below presents the aggregate carrying values of the principal investment portfolios as of December 31, 2021 and 2020.

(in billions)	December 31, 2021	December 31, 2020
Tax-oriented investments, primarily in alternative energy and affordable housing(a)	$23.2	$20.0
Private equity, various debt and equity instruments, and real assets	7.3	6.2
Total carrying value	$30.5	$26.2
(a)Prior-period amount has been revised to conform with the current presentation. Refer to Note 25 for further information.
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

132	JPMorgan Chase & Co./2021 Form 10-K

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
•Value-at-risk (VaR)
•Stress testing
•Profit and loss drawdowns
•Earnings-at-risk
•Other sensitivity-based measures
Risk monitoring and control
Market risk exposure is managed primarily through a series of limits set in the context of the market environment and business strategy. In setting limits, Market Risk Management takes into consideration factors such as market volatility, product liquidity, accommodation of client business, and management judgment. Market Risk Management maintains different levels of limits. Firm level limits include VaR and stress limits. Similarly, LOB and Corporate limits include VaR and stress limits and may be supplemented by certain nonstatistical risk measures such as profit and loss drawdowns. Limits may also be set within the LOBs and Corporate, as well as at the legal entity level.
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
Limit breaches are required to be reported in a timely manner to limit approvers, which include Market Risk Management and senior management. In the event of a breach, Market Risk Management consults with senior members of appropriate groups within the Firm to determine the suitable course of action required to return the applicable positions to compliance, which may include a reduction in risk in order to remedy the breach or granting a temporary increase in limits to accommodate an expected increase in client activity and/or market volatility. Certain Firm, Corporate or LOB-level limit breaches are escalated as appropriate.
Market Risk Management continues to actively monitor the impact of the COVID-19 pandemic on market risk exposures by leveraging existing risk measures and controls.
Models used to measure market risk are inherently imprecise and are limited in their ability to measure certain risks or to predict losses. This imprecision may be heightened when sudden or severe shifts in market conditions occur. For additional discussion on model uncertainty refer to Estimations and Model Risk Management on page 149.
Market Risk Management periodically reviews the Firm’s existing market risk measures to identify opportunities for enhancement, and to the extent appropriate, will calibrate those measures accordingly over time.

JPMorgan Chase & Co./2021 Form 10-K	133

Management’s discussion and analysis

The following table summarizes the predominant business activities and related market risks, as well as positions which give rise to market risk and certain measures used to capture those risks, for each LOB and Corporate.
In addition to the predominant business activities, each LOB and Corporate may engage in principal investing activities. To the extent principal investments are deemed market risk sensitive, they are reflected in relevant risk measures and captured in the table below. Refer to Investment Portfolio Risk Management on page 132 for additional discussion on principal investments.

LOBs and Corporate	Predominant business activities	Related market risks	Positions included in Risk Management VaR	Positions included in earnings-at-risk	Positions included in other sensitivity-based measures
CCB	•Originates and services mortgage loans •Originates loans and takes deposits	•Risk from changes in the probability of newly originated mortgage commitments closing •Interest rate risk and prepayment risk
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
•Certain fair value option elected loans
•Derivative CVA and associated hedges
•Marketable equity investments
				•Retained loan portfolio •Deposits	•Privately held equity and other investments measured at fair value; and certain real estate-related fair value option elected loans •Derivatives FVA and fair value option elected liabilities DVA(a)
CB	•Originates loans and takes deposits	•Interest rate risk and prepayment risk	•Marketable equity investments(b)	•Retained loan portfolio •Deposits
AWM	•Provides initial capital investments in products such as mutual funds and capital invested alongside third-party investors •Originates loans and takes deposits	•Risk from adverse movements in market factors (e.g., market prices, rates and credit spreads) •Interest rate risk and prepayment risk	•Debt securities held in advance of distribution to clients, classified as trading assets - debt instruments(b)	•Retained loan portfolio •Deposits
•Initial seed capital investments and related hedges, classified as derivatives
•Certain deferred compensation and related hedges, classified as derivatives
•Capital invested alongside third-party investors, typically in privately distributed collective vehicles managed by AWM (i.e., co-investments)

Corporate	•Manages the Firm’s liquidity, funding, capital, structural interest rate and foreign exchange risks	•Structural interest rate risk from the Firm’s traditional banking activities •Structural non-USD foreign exchange risks	•Derivative positions measured through noninterest revenue in earnings •Marketable equity investments	•Deposits with banks •Investment securities portfolio and related interest rate hedges •Long-term debt and related interest rate hedges	•Privately held equity and other investments measured at fair value •Foreign exchange exposure related to Firm-issued non-USD long-term debt (“LTD”) and related hedges
(a)Reflects structured notes in Risk Management VaR and the DVA on structured notes in other sensitivity-based measures.
(b)The AWM and CB contributions to Firmwide average VaR were not material for the years ended December 31, 2021 and 2020.

134	JPMorgan Chase & Co./2021 Form 10-K

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
The Firm’s VaR model calculations are periodically evaluated and enhanced in response to changes in the composition of the Firm’s portfolios, changes in market conditions, improvements in the Firm’s modeling techniques and measurements, and other factors. Such changes may affect historical comparisons of VaR results. Refer to Estimations and Model Risk Management on page 149 for information regarding model reviews and approvals.
The Firm calculates separately a daily aggregated VaR in accordance with regulatory rules (“Regulatory VaR”), which is used to derive the Firm’s regulatory VaR-based capital requirements under Basel III capital rules. This Regulatory VaR model framework currently assumes a ten business-day holding period and an expected tail loss methodology which approximates a 99% confidence level. Regulatory VaR is applied to “covered” positions as defined by Basel III capital rules, which may be different than the positions included in the Firm’s Risk Management VaR. For example, credit derivative hedges of accrual loans are included in the Firm’s Risk Management VaR, while Regulatory VaR excludes these credit derivative hedges. In addition, in contrast to the Firm’s Risk Management VaR, Regulatory VaR currently excludes the diversification benefit for certain VaR models.
Refer to JPMorgan Chase’s Basel III Pillar 3 Regulatory Capital Disclosures reports, which are available on the Firm’s website, for additional information on Regulatory VaR and the other components of market risk regulatory capital for the Firm (e.g., VaR-based measure, stressed VaR-based measure and the respective backtesting).

JPMorgan Chase & Co./2021 Form 10-K	135

Management’s discussion and analysis
The table below shows the results of the Firm’s Risk Management VaR measure using a 95% confidence level. VaR can vary significantly as positions change, market volatility fluctuates, and diversification benefits change.

Total VaR
As of or for the year ended December 31,	2021						2020
(in millions)	Avg.		Min		Max		Avg.		Min		Max
CIB trading VaR by risk type
Fixed income	$60		$30		$153		$98		$35		$156
Foreign exchange	6		2		27		10		4		18
Equities	16		8		38		24		13		41
Commodities and other	19		9		43		28		7		47
Diversification benefit to CIB trading VaR	(49)	(a)	NM	(c)	NM	(c)	(67)	(a)	NM	(c)	NM	(c)
CIB trading VaR	52		22		134		93		32		160
Credit portfolio VaR	6		4		12		16		3		28
Diversification benefit to CIB VaR	(6)	(a)	NM	(c)	NM	(c)	(17)	(a)	NM	(c)	NM	(c)
CIB VaR	52		22		133		92		31		162
CCB VaR	5		3		11		5		1		12
Corporate and other LOB VaR	24	(b)	14		94	(b)	19	(b)	9		82	(b)
Diversification benefit to other VaR	(4)	(a)	NM	(c)	NM	(c)	(4)	(a)	NM	(c)	NM	(c)
Other VaR	25		14		94		20		10		82
Diversification benefit to CIB and other VaR	(22)	(a)	NM	(c)	NM	(c)	(17)	(a)	NM	(c)	NM	(c)
Total VaR	$55		$24		$153		$95		$32		$164
(a)Diversification benefit represents the difference between the portfolio VaR and the sum of its individual components. This reflects the non-additive nature of VaR due to imperfect correlation across LOBs, Corporate, and risk types.
(b)Average and maximum Corporate and other LOB VaR were primarily driven by a private equity position that became publicly traded at the end of the third quarter of 2020. As of March 31, 2021 the Firm no longer held this position.
(c)The maximum and minimum VaR for each portfolio may have occurred on different trading days than the components and consequently diversification benefit is not meaningful.
Generally, average VaR across risk types and LOBs was lower due to volatility which occurred at the onset of the COVID-19 pandemic rolling out of the one-year historical look-back period, predominantly impacting exposures in fixed income and commodities. As a result, average Total VaR decreased by $40 million for the year ended December 31, 2021 when compared with the prior year.
In the current year, maximum VaR remained elevated relative to average VaR as the aforementioned volatility was still included in the historical look-back period in the first quarter of 2021.
Effective July 1, 2020, the Firm refined the scope of VaR to exclude certain real estate-related fair value option elected loans, and included them in other sensitivity-based measures to more effectively measure the risk from these loans. In the absence of this refinement, the average Total VaR and each of the components would have been higher by the amounts reported in the following table:

For the year ended December 31,	Amount by which reported average VaR would have been higher
(in millions)	2021	2020
CIB fixed income VaR	$5	$11
CIB trading VaR	5	9
CIB VaR	5	9
Total VaR	4	9
The following graph presents daily Risk Management VaR for the four trailing quarters. As noted previously, average Total VaR decreased by $40 million for the year ended December 31, 2021, when compared with the prior year. Daily Risk Management VaR has also declined, returning to pre-pandemic levels, as the volatility which occurred in late March of 2020 at the onset of the COVID-19 pandemic has rolled out of the one-year historical look-back period.
Daily Risk Management VaR

First Quarter 2021	Second Quarter 2021	Third Quarter 2021	Fourth Quarter 2021

136	JPMorgan Chase & Co./2021 Form 10-K

VaR backtesting
The Firm performs daily VaR model backtesting, which compares the daily Risk Management VaR results with the daily gains and losses that are utilized for VaR backtesting purposes. The gains and losses depicted in the chart below do not reflect the Firm’s reported revenue as they exclude select components of total net revenue, such as those associated with the execution of new transactions (i.e., intraday client-driven trading and intraday risk management activities), fees, commissions, certain valuation adjustments and net interest income. These excluded components of total net revenue may more than offset the backtesting gain or loss on a particular day. The definition of backtesting gains and losses above is consistent with the requirements for backtesting under Basel III capital rules.
A backtesting exception occurs when the daily backtesting loss exceeds the daily Risk Management VaR for the prior day. Under the Firm’s Risk Management VaR methodology, assuming current changes in market values are consistent with the historical changes used in the simulation, the Firm would expect to incur VaR backtesting exceptions on average five times every 100 trading days. The number of VaR backtesting exceptions observed can differ from the statistically expected number of backtesting exceptions if the current level of market volatility is materially different from the level of market volatility during the 12 months of historical data used in the VaR calculation.
For the 12 months ended December 31, 2021, the Firm posted backtesting gains on 145 of the 260 days, and observed 20 VaR backtesting exceptions. Twelve of the backtesting exceptions were in the three months ended December 31, 2021 as market volatility, particularly related to interest rates, was materially higher than the market volatility in the 12 months of historical data used for the VaR calculation. Firmwide backtesting loss days can differ from the loss days for which Fixed Income Markets and Equity Markets posted losses, as disclosed in CIB Markets revenue, as the population of positions which compose each metric are different and due to the exclusion of select components of total net revenue in backtesting gains and losses as described above. For more information on CIB Markets revenue, refer to pages 70-71.
The following chart presents the distribution of Firmwide daily backtesting gains and losses for the trailing 12 months and three months ended December 31, 2021. The daily backtesting losses are displayed as a percentage of the corresponding daily Risk Management VaR. The count of days with backtesting losses are shown in aggregate, in fifty percentage point intervals. Backtesting exceptions are displayed within the intervals that are greater than one hundred percent. The results in the chart below differ from the results of backtesting disclosed in the Market Risk section of the Firm’s Basel III Pillar 3 Regulatory Capital Disclosures reports, which are based on Regulatory VaR applied to the Firm’s covered positions.
Distribution of Daily Backtesting Gains and Losses

JPMorgan Chase & Co./2021 Form 10-K	137

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
The Firm generates a number of scenarios that focus on tail events in specific asset classes and geographies, including how the event may impact multiple market factors simultaneously. Scenarios also incorporate specific idiosyncratic risks and stress basis risk between different products. The flexibility in the stress framework allows the Firm to construct new scenarios that can test the outcomes against possible future stress events. Stress testing results are reported periodically to senior management of the Firm, as appropriate.
Stress scenarios are governed by the overall stress framework, under the oversight of Market Risk Management, and the models to calculate the stress results are subject to the Firm’s Estimations and Model Risk Management Policy. The Firmwide Market Risk Stress Methodology Committee reviews and approves changes to stress testing methodology and scenarios across the Firm. Significant changes to the framework are escalated to senior management, as appropriate.
The Firm’s stress testing framework is utilized in calculating the Firm’s CCAR and other stress test results, which are reported periodically to the Board of Directors. In addition, stress testing results are incorporated into the Firm’s Risk Appetite framework, and are reported periodically to the Board Risk Committee.
Profit and loss drawdowns
Profit and loss drawdowns are used to highlight trading losses above certain levels of risk tolerance. A profit and loss drawdown is a decline in revenue from its year-to-date peak level.
Earnings-at-risk
The effect of interest rate exposure on the Firm’s reported net income is important as interest rate risk represents one of the Firm’s significant market risks. Interest rate risk arises not only from trading activities but also from the
Firm’s traditional banking activities, which include extension of loans and credit facilities, taking deposits, issuing debt and the investment securities portfolio. Refer to the table on page 134 for a summary by LOB and Corporate, identifying positions included in earnings-at-risk.
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
One way the Firm evaluates its structural interest rate risk is through earnings-at-risk. Earnings-at-risk estimates the Firm’s interest rate exposure for a given interest rate scenario. It is presented as a sensitivity to a baseline, which includes net interest income and certain interest rate sensitive fees. The baseline uses market interest rates and in the case of deposits, pricing assumptions. The Firm conducts simulations of changes to this baseline for interest rate-sensitive assets and liabilities denominated in U.S. dollars and other currencies (“non-U.S. dollar” currencies). These simulations primarily include retained loans, deposits, deposits with banks, investment securities, long-

138	JPMorgan Chase & Co./2021 Form 10-K

term debt and any related interest rate hedges, and funds transfer pricing of other positions in risk management VaR and other sensitivity-based measures as described on page 134.
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
•Forecasted balance sheet, as well as modeled prepayment and reinvestment behavior, but exclude assumptions about actions that could be taken by the Firm or its clients and customers in response to any such instantaneous rate changes. Mortgage prepayment assumptions are based on the interest rates used in the scenarios compared with underlying contractual rates, the time since origination, and other factors which are updated periodically based on historical experience. Deposit forecasts used in the baseline and scenarios do not include assumptions to account for the reversal of Quantitative Easing.
•The pricing sensitivity of deposits, known as deposit betas, represent the amount by which deposit rates paid could change upon a given change in market interest rates. The deposit rates paid in these scenarios differ from actual deposit rates paid, due to repricing lags and other factors.
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
The Firm’s U.S. dollar sensitivities are presented in the table below.

December 31, (in billions)	2021	2020
Parallel shift:
+100 bps shift in rates	$5.0	$6.9
Steeper yield curve:
+100 bps shift in long-term rates	1.8	2.4
Flatter yield curve:
+100 bps shift in short-term rates	3.2	4.5
The change in the Firm’s U.S. dollar sensitivities as of December 31, 2021 compared to December 31, 2020 reflected updates to the Firm’s baseline for higher rates as well as the impact of changes in the Firm’s balance sheet.
The Firm’s sensitivity to rates is primarily a result of assets repricing at a faster pace than deposits.
The Firm’s non-U.S. dollar sensitivities are presented in the table below.

December 31, (in billions)	2021	2020
Parallel shift:
+100 bps shift in rates	$0.8	$0.9
Flatter yield curve:
+100 bps shift in short-term rates	0.8	0.8
The results of the non-U.S. dollar interest rate scenario involving a steeper yield curve with long-term rates rising by 100 basis points and short-term rates staying at current levels were not material to the Firm’s earnings-at-risk at December 31, 2021 and 2020.

JPMorgan Chase & Co./2021 Form 10-K	139

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
Other sensitivity-based measures
The Firm quantifies the market risk of certain debt and equity and funding activities by assessing the potential impact on net revenue, other comprehensive income (“OCI”) and noninterest expense due to changes in relevant market variables. Refer to the predominant business activities that give rise to market risk on page 134 for additional information on the positions captured in other sensitivity-based measures.
The table below represents the potential impact to net revenue, OCI or noninterest expense for market risk sensitive instruments that are not included in VaR or earnings-at-risk. Where appropriate, instruments used for hedging purposes are reported net of the positions being hedged. The sensitivities disclosed in the table below may not be representative of the actual gain or loss that would have been realized at December 31, 2021 and 2020, as the movement in market parameters across maturities may vary and are not intended to imply management’s expectation of future changes in these sensitivities.

Year ended December 31, Gain/(loss) (in millions)
Activity	Description	Sensitivity measure	2021	2020

Debt and equity(a)
Asset Management activities	Consists of seed capital and related hedges; fund co-investments(c); and certain deferred compensation and related hedges(d)	10% decline in market value	$(69)	$(48)
Other debt and equity	Consists of certain real estate-related fair value option elected loans, privately held equity and other investments held at fair value(c)	10% decline in market value	(971)	(919)

Funding activities
Non-USD LTD cross-currency basis	Represents the basis risk on derivatives used to hedge the foreign exchange risk on the non-USD LTD(e)	1 basis point parallel tightening of cross currency basis	(16)	(16)
Non-USD LTD hedges foreign currency (“FX”) exposure	Primarily represents the foreign exchange revaluation on the fair value of the derivative hedges(e)	10% depreciation of currency	15	13
Derivatives – funding spread risk(b)	Impact of changes in the spread related to derivatives FVA(c)	1 basis point parallel increase in spread	(7)	(9)
Fair value option elected liabilities – funding spread risk(b)	Impact of changes in the spread related to fair value option elected liabilities DVA(e)	1 basis point parallel increase in spread	41	40
Fair value option elected liabilities –interest rate sensitivity	Interest rate sensitivity on fair value option elected liabilities resulting from a change in the Firm’s own credit spread(e)	1 basis point parallel increase in spread	(3)	(3)
	Interest rate sensitivity related to risk management of changes in the Firm’s own credit spread on the fair value option elected liabilities noted above(c)	1 basis point parallel increase in spread	3	3
(a)Excludes equity securities without readily determinable fair values that are measured under the measurement alternative. Refer to Note 2 for additional information.
(b)Effective September 30, 2021, the Firm’s funding spread risk measure for both derivatives and fair value option elected liabilities represents the sensitivity to the Firm's FVA spread. Previously, these measures represented the sensitivity to the Firm’s credit spread observed in the market. The Firm believes the updated measure is more reflective of the Firm’s funding spread risk. Prior-period amounts have been revised to conform with the current presentation.
(c)Impact recognized through net revenue.
(d)Impact recognized through noninterest expense.
(e)Impact recognized through OCI.

140	JPMorgan Chase & Co./2021 Form 10-K

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
Organization and management
Country Risk Management is an independent risk management function that assesses, manages and monitors exposure to country risk across the Firm.
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
The Firm’s internal country risk reporting differs from the reporting provided under the FFIEC bank regulatory requirements.

JPMorgan Chase & Co./2021 Form 10-K	141

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
The following table presents the Firm’s top 20 exposures by country (excluding the U.S.) as of December 31, 2021, and their comparative exposures as of December 31, 2020. The selection of countries represents the Firm’s largest total exposures by individual country, based on the Firm’s internal country risk management approach, and does not represent the Firm’s view of any existing or potentially adverse credit conditions. Country exposures may fluctuate from period to period due to client activity and market flows.
The decrease in exposure to Germany and the increase in exposure to the United Kingdom were primarily due to changes in cash placements with the central banks of those countries driven by balance sheet and liquidity management activities in the fourth quarter of 2021.
The increase in exposure to Australia was due to increased cash placements with the central bank of Australia, largely driven by client activity following monetary policy decisions in the country and growth in client deposits.

Top 20 country exposures (excluding the U.S.)(a)
December 31, (in billions)	2021				2020(e)
	Lending and deposits(b)	Trading and investing(c)	Other(d)	Total exposure	Total exposure
United Kingdom	$81.7	$12.7	$2.0	$96.4	$68.4
Germany	65.3	(4.2)	0.6	61.7	127.2
Japan	38.8	6.4	0.3	45.5	45.6
Australia	29.2	9.9	—	39.1	15.9
Switzerland	14.7	1.4	4.8	20.9	18.7
China	10.1	7.1	1.4	18.6	21.2
Canada	14.7	2.0	0.2	16.9	14.5
India	5.8	7.1	1.8	14.7	10.5
France	11.0	2.0	1.0	14.0	18.8
Singapore	6.8	4.6	0.9	12.3	8.7
Brazil	5.3	6.7	—	12.0	10.8
Luxembourg	10.1	1.4	—	11.5	12.4
Spain	9.2	0.9	—	10.1	5.8
Saudi Arabia	6.9	2.2	—	9.1	5.8
South Korea	3.9	4.5	0.3	8.7	10.1
Italy	6.2	1.8	0.4	8.4	9.7
Netherlands	5.5	0.7	0.6	6.8	7.7
Belgium	5.0	1.8	—	6.8	4.0
Hong Kong SAR	3.6	2.0	0.3	5.9	6.2
Mexico	4.3	0.6	—	4.9	4.9
(a)Country exposures presented in the table reflect 89% and 90% of total Firmwide non-U.S. exposure, where exposure is attributed to an individual country, at December 31, 2021 and 2020, respectively.
(b)Lending and deposits includes loans and accrued interest receivable, lending-related commitments (net of eligible collateral and the allowance for credit losses), deposits with banks (including central banks), acceptances, other monetary assets, and issued letters of credit net of risk participations. Excludes intra-day and operating exposures, such as those from settlement and clearing activities.
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
(e)The country rankings presented in the table as of December 31, 2020, are based on the country rankings of the corresponding exposures at December 31, 2021, not actual rankings of such exposures at December 31, 2020.

142	JPMorgan Chase & Co./2021 Form 10-K

OPERATIONAL RISK MANAGEMENT
Operational risk is the risk of an adverse outcome resulting from inadequate or failed internal processes or systems; human factors; or external events impacting the Firm’s processes or systems. Operational Risk includes compliance, conduct, legal, and estimations and model risk. Operational risk is inherent in the Firm’s activities and can manifest itself in various ways, including fraudulent acts, business disruptions (including those caused by extraordinary events beyond the Firm's control) cyber attacks, inappropriate employee behavior, failure to comply with applicable laws, rules and regulations or failure of vendors or other third party providers to perform in accordance with their agreements. Operational Risk Management attempts to manage operational risk at appropriate levels in light of the Firm’s financial position, the characteristics of its businesses, and the markets and regulatory environments in which it operates.
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
The Firm’s Global Chief Compliance Officer (“CCO”) and FRE for Operational Risk and Qualitative Risk Appetite is responsible for defining the CCOR Management Framework and establishing minimum standards for its execution. The LOB and Corporate aligned CCOR Lead Officers report to the Global CCO and FRE for Operational Risk and Qualitative Risk Appetite and are independent of the respective businesses or functions they oversee. The CCOR Management Framework is included in the Risk Governance and Oversight Policy that is reviewed and approved by the Board Risk Committee periodically.
Operational Risk Identification
The Firm utilizes a structured risk and control self-assessment process that is executed by the LOBs and Corporate. As part of this process, the LOBs and Corporate evaluate the effectiveness of their control environment to assess where controls have failed, and to determine where remediation efforts may be required. The Firm’s Operational Risk and Compliance organization (“Operational Risk and Compliance”) provides oversight of and challenge to these evaluations and may also perform independent assessments of significant operational risk events and areas of concentrated or emerging risk.

Operational Risk Measurement
Operational Risk and Compliance performs an independent assessment of the operational risks inherent within the LOBs and Corporate, which includes evaluating the effectiveness of the control environments and reporting the results to senior management.
In addition, Operational Risk and Compliance assesses operational risks through quantitative means, including operational risk-based capital and estimation of operational risk losses under both baseline and stressed conditions.
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
Refer to Capital Risk Management on pages 86-96 for information related to operational risk RWA, and CCAR.
Operational Risk Monitoring and testing
The results of risk assessments performed by Operational Risk and Compliance are leveraged as one of the key criteria in the independent monitoring and testing of the LOBs and Corporate’s compliance with laws, rules and regulation. Through monitoring and testing, Operational Risk and Compliance independently identify areas of heightened operational risk and tests the effectiveness of controls within the LOBs and Corporate.

JPMorgan Chase & Co./2021 Form 10-K	143

Management’s discussion and analysis
Management of Operational Risk
The operational risk areas or issues identified through monitoring and testing are escalated to the LOBs and Corporate to be remediated through action plans, as needed, to mitigate operational risk. Operational Risk and Compliance may advise the LOBs and Corporate in the development and implementation of action plans.
Operational Risk Reporting
Escalation of risks is a fundamental expectation for employees at the Firm. Risks identified by Operational Risk and Compliance are escalated to the appropriate LOB and Corporate Control Committees, as needed. Operational Risk and Compliance has established standards to ensure that consistent operational risk reporting and operational risk reports are produced on a Firmwide basis as well as by the LOBs and Corporate. Reporting includes the evaluation of key risk and performance indicators against established thresholds as well as the assessment of different types of operational risk against stated risk appetite. The standards reinforce escalation protocols to senior management and to the Board of Directors.
Subcategories and examples of operational risks
Operational risk can manifest itself in various ways. Operational risk subcategories such as Compliance risk, Conduct risk, Legal risk, and Estimations and Model risk as well as other operational risks, can lead to losses which are captured through the Firm’s operational risk measurement processes. Refer to pages 146, 147, 148 and 149, respectively for more information on Compliance, Conduct, Legal, and Estimations and Model risk. Details on other select examples of operational risks are provided below.
Cybersecurity risk
Cybersecurity risk is the risk of the Firm’s exposure to harm or loss resulting from misuse or abuse of technology by malicious actors. Cybersecurity risk is an important and continuously evolving focus for the Firm. Significant resources are devoted to protecting and enhancing the security of computer systems, software, networks, storage devices, and other technology assets. The Firm’s security efforts are designed to protect against, among other things, cybersecurity attacks by unauthorized parties attempting to obtain access to confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage.
Ongoing business expansions may expose the Firm to potential new threats as well as expanded regulatory scrutiny including the introduction of new cybersecurity requirements. The Firm continues to make significant investments in enhancing its cyber defense capabilities and to strengthen its partnerships with the appropriate government and law enforcement agencies and other businesses in order to understand the full spectrum of cybersecurity risks in the operating environment, enhance defenses and improve resiliency against cybersecurity threats. The Firm actively participates in discussions and simulations of cybersecurity risks both internally and with law enforcement, government officials, peer and industry groups, and has significantly increased efforts to educate employees and certain clients on the topic of cybersecurity risks.
Third parties with which the Firm does business or that facilitate the Firm’s business activities (e.g., vendors, supply chain, exchanges, clearing houses, central depositories, and financial intermediaries) are also sources of cybersecurity risk to the Firm. Third party cybersecurity incidents such as system breakdowns or failures, misconduct by the employees of such parties, or cyberattacks, including ransomware and supply-chain compromises could affect their ability to deliver a product or service to the Firm or result in lost or compromised information of the Firm or its clients. Clients are also sources of cybersecurity risk to the Firm and its information assets, particularly when their activities and systems are beyond the Firm’s own security and control systems. As a result, the Firm engages in regular and ongoing discussions with certain vendors and clients regarding cybersecurity risks and opportunities to improve security. However, where cybersecurity incidents occur as a result of client failures to maintain the security of their own systems and processes, clients are responsible for losses incurred.
To protect the confidentiality, integrity and availability of the Firm’s infrastructure, resources and information, the Firm maintains a cybersecurity program designed to prevent, detect, and respond to cyberattacks. The Audit Committee is periodically provided with updates on the Firm’s Information Security Program, recommended changes, cybersecurity policies and practices, ongoing efforts to improve security, as well as its efforts regarding significant cybersecurity events. In addition, the Firm has a cybersecurity incident response plan (“IRP”) designed to enable the Firm to respond to attempted cybersecurity incidents, coordinate such responses with law enforcement and other government agencies, and notify clients and customers, as applicable. Among other key focus areas, the IRP is designed to mitigate the risk of insider trading connected to a cybersecurity incident, and includes various escalation points.
Due to the impact of the COVID-19 pandemic, the Firm increased the use of remote access and video conferencing solutions provided by third parties to facilitate remote work. As a result the Firm deployed additional precautionary measures and controls to mitigate cybersecurity risks and those measures and controls remain in place.
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

144	JPMorgan Chase & Co./2021 Form 10-K

and personal information related to the Firm’s employees and customers. The Cybersecurity and Technology Controls organization consists of business aligned information security managers that are supported within the organization by the following products that execute the Information Security Program for the Firm:
•Cyber Operations
•Identity & Access Management
•Governance, Risk & Controls
•Global Technology Product Security
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
The Firm’s Security Awareness Program includes training that reinforces the Firm's Information Technology Risk and Security Management policies, standards and practices, as well as the expectation that employees comply with these policies. The Security Awareness Program engages personnel through training on how to identify potential cybersecurity risks and protect the Firm’s resources and information. This training is mandatory for all employees globally on a periodic basis, and it is supplemented by Firmwide testing initiatives, including periodic phishing tests. The Firm provides specialized security training for certain employee roles such as application developers. Finally, the Firm’s Global Privacy Program requires all employees to take periodic awareness training on data privacy. This privacy-focused training includes information about confidentiality and security, as well as responding to unauthorized access to or use of information.
Business and technology resiliency risk
Disruptions can occur due to forces beyond the Firm’s control such as the spread of infectious diseases or pandemics, severe weather, power or telecommunications loss, failure of a third party to provide expected services, cyberattacks and, terrorism. The Firmwide Business Resiliency Program is designed to enable the Firm to prepare for, adapt to, withstand and recover from business disruptions including occurrence of an extraordinary event beyond its control that may impact critical business functions and supporting assets (i.e., staff, technology, facilities and third parties). The program includes governance, awareness training, planning and testing of recovery strategies, as well as strategic and tactical initiatives to identify, assess, and manage business interruption and public safety risks.
Payment fraud risk
Payment fraud risk is the risk of external and internal parties unlawfully obtaining personal monetary benefit through misdirected or otherwise improper payment. The risk of payment fraud normalized in 2021 since the heightened levels experienced during earlier stages of the COVID-19 pandemic. The Firm continues to employ various controls for managing payment fraud risk as well as providing employee and client education and awareness trainings.
Third-party outsourcing risk
The Firm‘s Third-Party Oversight (“TPO”) and Inter-affiliates Oversight (“IAO”) frameworks assist the LOBs and Corporate in selecting, documenting, onboarding, monitoring and managing their supplier relationships including services provided by affiliates. The objectives of the TPO framework are to hold suppliers and other third parties to a high level of operational performance and to mitigate key risks, including data loss and business disruptions. The Corporate Third-Party Oversight group is responsible for Firmwide training, monitoring, reporting and standards.
Insurance
One of the ways in which operational risk may be mitigated is through insurance maintained by the Firm. The Firm purchases insurance from commercial insurers and maintains a wholly-owned captive insurer, Park Assurance Company. Insurance may also be required by third parties with whom the Firm does business.

JPMorgan Chase & Co./2021 Form 10-K	145

Management’s discussion and analysis

COMPLIANCE RISK MANAGEMENT
Compliance risk, a subcategory of operational risk, is the risk of failing to comply with laws, rules, regulations or codes of conduct and standards of self-regulatory organizations.
Overview
Each of the LOBs and Corporate hold primary ownership of and accountability for managing their compliance risk. The Firm’s Operational Risk and Compliance Organization (“Operational Risk and Compliance”), which is independent of the LOBs and Corporate, provides independent review, monitoring and oversight of business operations with a focus on compliance with the laws, rules, and regulations applicable to the delivery of the Firm’s products and services to clients and customers.
These compliance risks relate to a wide variety of laws, rules and regulations varying across the LOBs and Corporate, and jurisdictions, and include risks related to financial products and services, relationships and interactions with clients and customers, and employee activities. For example, compliance risks include those associated with anti-money laundering compliance, trading activities, market conduct, and complying with the laws, rules, and regulations related to the offering of products and services across jurisdictional borders. Compliance risk is also inherent in the Firm’s fiduciary activities, including the failure to exercise the applicable standard of care (such as the duties of loyalty or care), to act in the best interest of clients and customers or to treat clients and customers fairly.
Other functions provide oversight of significant regulatory obligations that are specific to their respective areas of responsibility.
Operational Risk and Compliance implements policies and standards designed to govern, identify, measure, monitor and test, manage, and report on compliance risk.
Governance and oversight
Operational Risk and Compliance is led by the Firm’s Global CCO and FRE for Operational Risk and Qualitative Risk Appetite.
The Firm maintains oversight and coordination of its compliance risk through the implementation of the CCOR Risk Management Framework. The Firm’s Global CCO and FRE for Operational Risk and Qualitative Risk Appetite also provides regular updates to the Board Risk Committee and the Audit Committee. In certain cases, Special Purpose Committees of the Board may be established to oversee the Firm’s compliance with regulatory Consent Orders.
Code of Conduct
The Firm has a Code of Conduct (the “Code”) that sets forth the Firm’s expectation that employees will conduct themselves with integrity at all times and provides the principles that govern employee conduct with clients, customers, shareholders and one another, as well as with the markets and communities in which the Firm does business. The Code requires employees to promptly report any potential or actual violation of the Code, any internal Firm policy, or any law or regulation applicable to the Firm’s business. It also requires employees to report any illegal conduct, or conduct that violates the underlying principles of the Code, by any of the Firm’s employees, clients, customers, suppliers, contract workers, business partners, or agents. Code training is assigned to newly hired employees upon joining the Firm, and to current employees periodically on an ongoing basis. Employees are required to affirm their compliance with the Code at least annually.
Employees can report any potential or actual violations of the Code through the Firm’s Conduct Hotline by phone or the internet. The Hotline is anonymous, except in certain non-U.S. jurisdictions where laws prohibit anonymous reporting, and is available at all times globally, with translation services. It is administered by an outside service provider. The Code prohibits retaliation against anyone who raises an issue or concern in good faith. Periodically, the Audit Committee receives reports on the Code of Conduct program.

146	JPMorgan Chase & Co./2021 Form 10-K

CONDUCT RISK MANAGEMENT
Conduct risk, a subcategory of operational risk, is the risk that any action or inaction by an employee or employees could lead to unfair client or customer outcomes, impact the integrity of the markets in which the Firm operates, or compromise the Firm’s reputation.
Overview
Each LOB and Corporate is accountable for identifying and managing its conduct risk to provide appropriate engagement, ownership and sustainability of a culture consistent with the Firm’s How We Do Business Principles (the “Principles”). The Principles serve as a guide for how employees are expected to conduct themselves. With the Principles serving as a guide, the Firm’s Code sets out the Firm’s expectations for each employee and provides information and resources to help employees conduct business ethically and in compliance with the laws everywhere the Firm operates. Refer to Compliance Risk Management on page 146 for further discussion of the Code.
Governance and oversight
The Conduct Risk Program is governed by the CCOR Management policy, which establishes the framework for governance, identification, measurement, monitoring and testing, management and reporting conduct risk in the Firm.
The Firm has a senior forum that provides oversight of the Firm’s conduct initiatives to develop a more holistic view of conduct risks and to connect key programs across the Firm in order to identify opportunities and emerging areas of focus. This forum is responsible for setting overall program direction for strategic enhancements to the Firm's employee conduct framework and reviewing the consolidated Firmwide Conduct Risk Appetite Assessment.
Conduct risk management encompasses various aspects of people management practices throughout the employee life cycle, including recruiting, onboarding, training and development, performance management, promotion and compensation processes. Each LOB, Treasury and CIO, and each designated corporate function completes an assessment of conduct risk periodically, reviews metrics and issues which may involve conduct risk, and provides conduct education as appropriate.

JPMorgan Chase & Co./2021 Form 10-K	147

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
•interpreting existing laws, rules and regulations, and advising on changes to them
•advising on advocacy in connection with contemplated and proposed laws, rules and regulations, and
•providing legal advice to the LOBs, Corporate and the Board.
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
Legal serves on and advises various committees and advises the Firm’s LOBs and Corporate on potential reputation risk issues.

148	JPMorgan Chase & Co./2021 Form 10-K

ESTIMATIONS AND MODEL RISK MANAGEMENT
Estimations and Model risk, a subcategory of operational risk, is the potential for adverse consequences from decisions based on incorrect or misused estimation outputs.
The Firm uses models and other analytical and judgment-based estimations across various businesses and functions. The estimation methods are of varying levels of sophistication and are used for many purposes, such as the valuation of positions and measurement of risk, assessing regulatory capital requirements, conducting stress testing, evaluating the allowance for credit losses and making business decisions. A dedicated independent function, Model Risk Governance and Review (“MRGR”), defines and governs the Firm’s policies relating to the management of model risk and risks associated with certain analytical and judgment-based estimations, such as those used in risk management, budget forecasting and capital planning and analysis.
The governance of analytical and judgment-based estimations within MRGR’s scope follows a consistent approach which is used for models, as described in detail below.
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
Under the Firm’s Estimations and Model Risk Management Policy, the MRGR reviews and approves new models, as well as material changes to existing models, prior to their use. In certain circumstances exceptions may be granted to the Firm’s policy to allow a model to be used prior to review or approval. The MRGR may also require the user to take appropriate actions to mitigate the model risk if it is to be used in the interim. These actions will depend on the model and may include, for example, limitation of trading activity.
While models are inherently imprecise, the degree of imprecision or uncertainty can be heightened by the market or economic environment. This is particularly true when the current and forecasted environment is significantly different from the historical macroeconomic environments upon which the models were trained, as the Firm experienced during the early stages of the COVID-19 pandemic. This uncertainty may necessitate a greater degree of judgment and analytics to inform adjustments to model outputs than in typical periods.
Refer to Critical Accounting Estimates Used by the Firm on pages 150-153 and Note 2 for a summary of model-based valuations and other valuation techniques.

JPMorgan Chase & Co./2021 Form 10-K	149

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
Allowance for credit losses
The Firm’s allowance for credit losses represents management’s estimate of expected credit losses over the remaining expected life of the Firm’s financial assets measured at amortized cost and certain off-balance sheet lending-related commitments. The allowance for credit losses comprises:
•The allowance for loan losses, which covers the Firm’s retained loan portfolios (scored and risk-rated),
•The allowance for lending-related commitments, and
•The allowance for credit losses on investment securities.
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
The Firm’s allowance for credit losses is estimated using a weighted average of five internally developed macroeconomic scenarios. As of December 31, 2021, the Firm assigned more balanced weightings to both its adverse and upside scenarios compared to the significant weighting that the Firm placed on its adverse scenarios as of December 31, 2020, reflecting the sustained improvement and resilience of the macroeconomic environment, despite the ongoing impact of the COVID-19 pandemic. In addition, because the impact of the COVID-19 pandemic and governmental actions taken in response to the pandemic caused a dislocation in certain historical relationships used for modeling credit loss estimates, the Firm continues to place reliance on management judgment and make adjustments specific to that dislocation, although to a lesser extent than in 2020. The allowance for credit losses of $18.7 billion reflects remaining uncertainties, including the potential impact that additional waves or variants of COVID-19 may have on the pace of economic growth and near-term supply chain disruptions.
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
For example, compared to the Firm’s central scenario shown on page 129 and in Note 13, the Firm’s relative adverse scenario assumes a significantly elevated U.S. unemployment rate, averaging approximately 2.8% higher over the eight-quarter forecast, with a peak difference of approximately 4.4% in the second quarter of 2022; lower U.S. real GDP with a slower recovery, remaining nearly

150	JPMorgan Chase & Co./2021 Form 10-K

3.2% lower at the end of the eight-quarter forecast, with a peak difference of approximately 6.5% in the second quarter of 2022; and lower national HPI with a peak difference of nearly 15.8% in the second quarter of 2023.
This analysis is not intended to estimate expected future changes in the allowance for credit losses as the impacts of changes in many MEVs are both interrelated and nonlinear, so the results of this analysis cannot be simply extrapolated for more severe changes in macroeconomic variables. Additionally, expectations of future changes in portfolio composition and borrower behavior can significantly affect the allowance for credit losses.
To demonstrate the sensitivity of credit loss estimates to macroeconomic forecasts as of December 31, 2021, the Firm compared the modeled estimates under its relative adverse scenario to its central scenario. Without considering offsetting or correlated effects in other qualitative components of the Firm’s allowance for credit losses, the comparison between these two scenarios for the lending exposures below reflect the following differences:
•An increase of approximately $550 million for residential real estate loans and lending-related commitments
•An increase of approximately $2.6 billion for credit card loans
•An increase of approximately $3.0 billion for wholesale loans and lending-related commitments
This analysis relates only to the modeled credit loss estimates and is not intended to estimate changes in the overall allowance for credit losses as it does not reflect any potential changes in other adjustments to the quantitative calculation, which would also be influenced by the judgment management applies to the modeled lifetime loss estimates to reflect the uncertainty and imprecision of these modeled lifetime loss estimates based on then-current circumstances and conditions.
Recognizing that forecasts of macroeconomic conditions are inherently uncertain, particularly in light of the recent economic conditions, the Firm believes that its process to consider the available information and associated risks and uncertainties is appropriately governed and that its estimates of expected credit losses were reasonable and appropriate for the period ended December 31, 2021.
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
Assets measured at fair value
The following table includes the Firm’s assets measured at fair value and the portion of such assets that are classified within level 3 of the fair value hierarchy. Refer to Note 2 for further information.

December 31, 2021 (in billions, except ratios)	Total assets at fair value	Total level 3 assets
Federal Funds sold and securities purchased under resale agreements	$252.7	$—
Securities borrowed	81.5	—
Trading assets:
Trading debt and equity instruments	376.4	2.3
Derivative receivables(a)	57.1	7.3
Total trading assets	433.5	9.6
AFS securities	308.5	0.2
Loans	58.8	1.9
MSRs	5.5	5.5
Other	14.0	0.3
Total assets measured at fair value on a recurring basis	1,154.5	17.5
Total assets measured at fair value on a nonrecurring basis	3.5	2.5
Total assets measured at fair value	$1,158.0	$20.0
Total Firm assets	$3,743.6
Level 3 assets at fair value as a percentage of total Firm assets(a)		0.5%
Level 3 assets at fair value as a percentage of total Firm assets at fair value(a)		1.7%
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
In arriving at an estimate of fair value for an instrument within level 3, management must first determine the appropriate valuation model or other valuation technique to use. Second, the lack of observability of certain significant inputs requires management to assess relevant empirical data in deriving valuation inputs including, for example, transaction details, yield curves, interest rates, prepayment speed, default rates, volatilities, correlations, prices (such as commodity, equity or debt prices), valuations of comparable instruments, foreign exchange rates and credit curves. Refer to Note 2 for a further discussion of the valuation of level 3 instruments, including unobservable inputs used.

JPMorgan Chase & Co./2021 Form 10-K	151

Management’s discussion and analysis
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
For the year ended December 31, 2021, the Firm reviewed current economic conditions, including the potential impacts of the COVID-19 pandemic on business performance, estimated market cost of equity, as well as actual business results and projections of business performance for its reporting units. The Firm has concluded that the goodwill allocated to its reporting units was not impaired as of December 31, 2021. For each of the reporting units, fair value exceeded carrying value by at least 10% and there was no indication of a significant risk of goodwill impairment based on current projections and valuations.
The projections for the Firm’s reporting units are consistent with management’s current business outlook assumptions in the short term, and the Firm’s best estimates of long-term growth and return on equity in the longer term. Where possible, the Firm uses third-party and peer data to benchmark its assumptions and estimates.
Refer to Note 15 for additional information on goodwill, including the goodwill impairment assessment as of December 31, 2021.
Credit card rewards liability
JPMorgan Chase offers credit cards with various rewards programs which allow cardholders to earn rewards points based on their account activity and the terms and conditions of the rewards program. Generally, there are no limits on the points that an eligible cardholder can earn, nor do the points expire, and the points can be redeemed for a variety of rewards, including cash (predominantly in the form of account credits), gift cards and travel. The Firm maintains a rewards liability which represents the estimated cost of rewards points earned and expected to be redeemed by cardholders. The liability is accrued as the cardholder earns the benefit and is reduced when the cardholder redeems points. This liability was $9.8 billion and $7.7 billion at December 31, 2021 and 2020, respectively, and is recorded in accounts payable and other liabilities on the Consolidated balance sheets. The increase in the liability was driven by continued growth in rewards points earned on increased spend and promotional offers outpacing redemptions throughout 2021, and to a lesser extent adjustments to redemption rate assumptions.
The rewards liability is sensitive to redemption rate (“RR”) and cost per point (“CPP”) assumptions. The RR assumption is used to estimate the number of points earned by customers that will be redeemed over the life of the account. The CPP assumption is used to estimate the cost of future point redemptions. These assumptions are evaluated periodically considering historical actuals, cardholder redemption behavior and management judgment. Updates to these assumptions will impact the rewards liability. As of December 31, 2021, a combined increase of 25 basis points in RR and 1 basis point in CPP would increase the rewards liability by approximately $265 million.
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

152	JPMorgan Chase & Co./2021 Form 10-K

of the tax jurisdictions in which the Firm operates. JPMorgan Chase regularly reviews whether it may be assessed additional income taxes as a result of the resolution of these matters, and the Firm records additional unrecognized tax benefits, as appropriate. In addition, the Firm may revise its estimate of income taxes due to changes in income tax laws, legal interpretations, and business strategies. It is possible that revisions in the Firm’s estimate of income taxes may materially affect the Firm’s results of operations in any reporting period.
Deferred taxes arise from differences between assets and liabilities measured for financial reporting versus income tax return purposes. Deferred tax assets are recognized if, in management’s judgment, their realizability is determined to be more likely than not. Deferred taxes are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized within the provision for income taxes in the period enacted.
The Firm has also recognized deferred tax assets in connection with certain tax attributes, including net operating loss (“NOL”) carryforwards and foreign tax credit (“FTC”) carryforwards. The Firm performs regular reviews to ascertain whether its deferred tax assets are realizable. These reviews include management’s estimates and assumptions regarding future taxable income, including foreign source income, and may incorporate various tax planning strategies, including strategies that may be available to utilize NOLs and FTCs before they expire. In connection with these reviews, if it is determined that a deferred tax asset is not realizable, a valuation allowance is established. The valuation allowance may be reversed in a subsequent reporting period if the Firm determines that, based on revised estimates of future taxable income or changes in tax planning strategies, it is more likely than not that all or part of the deferred tax asset will become realizable. As of December 31, 2021, management has determined it is more likely than not that the Firm will realize its deferred tax assets, net of the existing valuation allowance.
The Firm adjusts its unrecognized tax benefits as necessary when new information becomes available, including changes in tax law and regulations, and interactions with taxing authorities. Uncertain tax positions that meet the more-likely-than-not recognition threshold are measured to determine the amount of benefit to recognize. An uncertain tax position is measured at the largest amount of benefit that management believes is more likely than not to be realized upon settlement. It is possible that the reassessment of JPMorgan Chase’s unrecognized tax benefits may have a material impact on its effective income tax rate in the period in which the reassessment occurs. Although the Firm believes that its estimates are reasonable, the final tax amount could be different from the amounts reflected in the Firm’s income tax provisions and accruals. To the extent that the final outcome of these amounts is different than the amounts recorded, such differences will generally impact the Firm’s provision for income taxes in the period in which such a determination is made.
The Firm’s provision for income taxes is composed of current and deferred taxes. The current and deferred tax provisions are calculated based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. Adjustments based on filed returns are generally recorded in the period when the tax returns are filed and the global tax implications are known, which could impact the Firm’s effective tax rate.
Refer to Note 25 for additional information on income taxes.
Litigation reserves
Refer to Note 30 for a description of the significant estimates and judgments associated with establishing litigation reserves.

JPMorgan Chase & Co./2021 Form 10-K	153

Management’s discussion and analysis

ACCOUNTING AND REPORTING DEVELOPMENTS

Financial Accounting Standards Board (“FASB”) Standards Adopted since January 1, 2021

Standard	Summary of guidance	Effects on financial statements

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

154	JPMorgan Chase & Co./2021 Form 10-K

FORWARD-LOOKING STATEMENTS
From time to time, the Firm has made and will make forward-looking statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as “anticipate,” “target,” “expect,” “estimate,” “intend,” “plan,” “goal,” “believe,” or other words of similar meaning. Forward-looking statements provide JPMorgan Chase’s current expectations or forecasts of future events, circumstances, results or aspirations. JPMorgan Chase’s disclosures in this 2021 Form 10-K contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Firm also may make forward-looking statements in its other documents filed or furnished with the SEC. In addition, the Firm’s senior management may make forward-looking statements orally to investors, analysts, representatives of the media and others.
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
•Changes in laws, rules, and regulatory requirements, including capital and liquidity requirements affecting the Firm’s businesses, and the ability of the Firm to address those requirements;
•Heightened regulatory and governmental oversight and scrutiny of JPMorgan Chase’s business practices, including dealings with retail customers;
•Changes in trade, monetary and fiscal policies and laws;
•Changes in the level of inflation;
•Changes in income tax laws, rules, and regulations;
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
•Occurrence of natural or man-made disasters or calamities, including health emergencies, the spread of infectious diseases, epidemics or pandemics, an outbreak or escalation of hostilities or other geopolitical instabilities, the effects of climate change or extraordinary events beyond the Firm’s control, and the Firm’s ability to deal effectively with disruptions caused by the foregoing;
•Ability of the Firm to maintain the security of its financial, accounting, technology, data processing and other operational systems and facilities;
•Ability of the Firm to withstand disruptions that may be caused by any failure of its operational systems or those of third parties;
•Ability of the Firm to effectively defend itself against cyber attacks and other attempts by unauthorized parties to access information of the Firm or its customers or to disrupt the Firm’s systems; and
•The other risks and uncertainties detailed in Part I, Item 1A: Risk Factors in JPMorgan Chase’s 2021 Form 10-K.
Any forward-looking statements made by or on behalf of the Firm speak only as of the date they are made, and JPMorgan Chase does not undertake to update any forward-looking statements. The reader should, however, consult any further disclosures of a forward-looking nature the Firm may make in any subsequent Form 10-Ks, Quarterly Reports on Form 10-Qs, or Current Reports on Form 8-K.

JPMorgan Chase & Co./2021 Form 10-K	155

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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has completed an assessment of the effectiveness of the Firm’s internal control over financial reporting as of December 31, 2021. In making the assessment, management used the “Internal Control — Integrated Framework” (“COSO 2013”) promulgated by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
Based upon the assessment performed, management concluded that as of December 31, 2021, JPMorgan Chase’s internal control over financial reporting was effective based upon the COSO 2013 framework. Additionally, based upon management’s assessment, the Firm determined that there were no material weaknesses in its internal control over financial reporting as of December 31, 2021.
The effectiveness of the Firm’s internal control over financial reporting as of December 31, 2021, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

James Dimon
Chairman and Chief Executive Officer

Jeremy Barnum
Executive Vice President and Chief Financial Officer

February 22, 2022

156	JPMorgan Chase & Co./2021 Form 10-K

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of JPMorgan Chase & Co.:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of JPMorgan Chase & Co. and its subsidiaries (the “Firm”) as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Firm’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Firm as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Firm maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Firm changed the manner in which it accounts for credit losses on certain financial instruments in 2020.
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

PricewaterhouseCoopers LLP 300 Madison Avenue New York, NY 10017

JPMorgan Chase & Co./2021 Form 10-K	157

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
Allowance for Loan Losses – Portfolio-based component of Wholesale Loan and Credit Card Loan Portfolios
As described in Note 13 to the consolidated financial statements, the allowance for loan losses for the portfolio-based component of the wholesale and credit card loan portfolios was $14.0 billion on total portfolio-based retained loans of $711.4 billion at December 31, 2021. The Firm’s allowance for loan losses represents management’s estimate of expected credit losses over the remaining expected life of the Firm's loan portfolios and considers expected future changes in macroeconomic conditions. The portfolio-based component of the Firm’s allowance for loan losses for the wholesale and credit card retained loan portfolios begins with a quantitative calculation of expected credit losses over the expected life of the loan by applying credit loss factors to the estimated exposure at default. The credit loss factors applied are determined based on the weighted average of five internally developed macroeconomic scenarios that take into consideration the Firm's economic outlook as derived through forecast macroeconomic variables, the most significant of which are U.S. unemployment and U.S. real gross domestic product. This quantitative calculation is further adjusted to take into consideration model imprecision, emerging risk assessments, trends and other subjective factors that are not yet otherwise reflected in the credit loss estimate.
The principal considerations for our determination that performing procedures relating to the allowance for loan losses for the portfolio-based component of the wholesale and credit card loan portfolios is a critical audit matter are (i) the significant judgment and estimation by management in the forecast of macroeconomic variables, specifically U.S. unemployment and U.S. real gross domestic product, as the Firm’s forecasts of economic conditions significantly affect its estimate of expected credit losses at the balance sheet date, (ii) the significant judgment and estimation by management in determining the quantitative calculation utilized in their credit loss estimates and the adjustments to take into consideration model imprecision, emerging risk assessments, trends and other subjective factors that are not yet otherwise reflected in the credit loss estimate, which both in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and in evaluating audit evidence obtained relating to the credit loss estimates and the appropriateness of the adjustments to the credit loss estimates, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
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
Fair Value of Certain Level 3 Financial Instruments
As described in Notes 2 and 3 to the consolidated financial statements, the Firm carries $1.2 trillion of its assets and $403.1 billion of its liabilities at fair value on a recurring basis. Included in these balances are $9.6 billion of trading assets and $41.5 billion of liabilities measured at fair value on a recurring basis, collectively financial instruments, which are classified as level 3 as they contain one or more inputs to valuation which are unobservable and significant to their fair value measurement. The Firm utilized internally developed valuation models and unobservable inputs to estimate fair value of the level 3 financial instruments. The unobservable inputs used by management to estimate the fair value of certain of these financial instruments include forward equity prices, volatility relating to interest rates and equity prices and correlation relating to interest rates, equity prices, credit and foreign exchange rates.
The principal considerations for our determination that performing procedures relating to the fair value of certain level 3 financial instruments is a critical audit matter are (i) the significant judgment and estimation by management in determining the inputs to estimate fair value, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and in evaluating audit evidence obtained related to the fair value of these financial instruments, and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our

158	JPMorgan Chase & Co./2021 Form 10-K

Report of Independent Registered Public Accounting Firm
overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Firm’s determination of the fair value, including controls over models, inputs, and data. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in developing an independent estimate of fair value for a sample of these financial instruments and comparing management’s estimate to the independently developed estimate of fair value. Developing the independent estimate involved testing the completeness and accuracy of data provided by management, developing independent inputs and, as appropriate, evaluating and utilizing management’s aforementioned unobservable inputs.

February 22, 2022

We have served as the Firm’s auditor since 1965.

JPMorgan Chase & Co./2021 Form 10-K	159

JPMorgan Chase & Co.
Consolidated statements of income

Year ended December 31, (in millions, except per share data)	2021	2020	2019
Revenue
Investment banking fees	$13,216	$9,486	$7,501
Principal transactions	16,304	18,021	14,018
Lending- and deposit-related fees	7,032	6,511	6,626
Asset management, administration and commissions	21,029	18,177	16,908
Investment securities gains/(losses)	(345)	802	258
Mortgage fees and related income	2,170	3,091	2,036
Card income	5,102	4,435	5,076
Other income(a)	4,830	4,865	6,052
Noninterest revenue	69,338	65,388	58,475
Interest income	57,864	64,523	84,040
Interest expense	5,553	9,960	26,795
Net interest income	52,311	54,563	57,245
Total net revenue	121,649	119,951	115,720

Provision for credit losses	(9,256)	17,480	5,585

Noninterest expense
Compensation expense	38,567	34,988	34,155
Occupancy expense	4,516	4,449	4,322
Technology, communications and equipment expense	9,941	10,338	9,821
Professional and outside services	9,814	8,464	8,533
Marketing	3,036	2,476	3,351
Other expense	5,469	5,941	5,087
Total noninterest expense	71,343	66,656	65,269
Income before income tax expense	59,562	35,815	44,866
Income tax expense(a)	11,228	6,684	8,435
Net income	$48,334	$29,131	$36,431
Net income applicable to common stockholders	$46,503	$27,410	$34,642
Net income per common share data
Basic earnings per share	$15.39	$8.89	$10.75
Diluted earnings per share	15.36	8.88	10.72

Weighted-average basic shares	3,021.5	3,082.4	3,221.5
Weighted-average diluted shares	3,026.6	3,087.4	3,230.4
Effective January 1, 2020, the Firm adopted the CECL accounting guidance. Refer to Note 1 for further information.
(a)Prior-period amounts have been revised to conform with the current presentation. Refer to Note 25 for further information.
The Notes to Consolidated Financial Statements are an integral part of these statements.

160	JPMorgan Chase & Co./2021 Form 10-K

JPMorgan Chase & Co.
Consolidated statements of comprehensive income

Year ended December 31, (in millions)	2021	2020	2019
Net income	$48,334	$29,131	$36,431
Other comprehensive income/(loss), after–tax
Unrealized gains/(losses) on investment securities	(5,540)	4,123	2,855
Translation adjustments, net of hedges	(461)	234	20
Fair value hedges	(19)	19	30
Cash flow hedges	(2,679)	2,320	172
Defined benefit pension and OPEB plans	922	212	964
DVA on fair value option elected liabilities	(293)	(491)	(965)
Total other comprehensive income/(loss), after–tax	(8,070)	6,417	3,076
Comprehensive income	$40,264	$35,548	$39,507
The Notes to Consolidated Financial Statements are an integral part of these statements.

JPMorgan Chase & Co./2021 Form 10-K	161

JPMorgan Chase & Co.
Consolidated balance sheets

December 31, (in millions, except share data)	2021	2020
Assets
Cash and due from banks	$26,438	$24,874
Deposits with banks	714,396	502,735
Federal funds sold and securities purchased under resale agreements (included $252,720 and $238,015 at fair value)	261,698	296,284
Securities borrowed (included $81,463 and $52,983 at fair value)	206,071	160,635
Trading assets (included assets pledged of $102,710 and $130,645)	433,575	503,126
Available-for-sale securities (amortized cost of $308,254 and $381,729, net of allowance for credit losses; included assets pledged of $18,268 and $32,227)	308,525	388,178
Held-to-maturity securities, net of allowance for credit losses	363,707	201,821
Investment securities, net of allowance for credit losses	672,232	589,999
Loans (included $58,820 and $44,474 at fair value)	1,077,714	1,012,853
Allowance for loan losses	(16,386)	(28,328)
Loans, net of allowance for loan losses	1,061,328	984,525
Accrued interest and accounts receivable	102,570	90,503
Premises and equipment	27,070	27,109
Goodwill, MSRs and other intangible assets	56,691	53,428
Other assets (included $14,753 and $13,827 at fair value and assets pledged of $5,298 and $3,739)(a)	181,498	151,539
Total assets(b)	$3,743,567	$3,384,757
Liabilities
Deposits (included $11,333 and $14,484 at fair value)	$2,462,303	$2,144,257
Federal funds purchased and securities loaned or sold under repurchase agreements (included $126,435 and $155,735 at fair value)	194,340	215,209
Short-term borrowings (included $20,015 and $16,893 at fair value)	53,594	45,208
Trading liabilities	164,693	170,181
Accounts payable and other liabilities (included $5,651 and $3,476 at fair value)(a)	262,755	231,285
Beneficial interests issued by consolidated VIEs (included $12 and $41 at fair value)	10,750	17,578
Long-term debt (included $74,934 and $76,817 at fair value)	301,005	281,685
Total liabilities(b)	3,449,440	3,105,403
Commitments and contingencies (refer to Notes 28, 29 and 30)
Stockholders’ equity
Preferred stock ($1 par value; authorized 200,000,000 shares: issued 3,483,750 and 3,006,250 shares)	34,838	30,063
Common stock ($1 par value; authorized 9,000,000,000 shares; issued 4,104,933,895 shares)	4,105	4,105
Additional paid-in capital	88,415	88,394
Retained earnings	272,268	236,990
Accumulated other comprehensive income	(84)	7,986
Treasury stock, at cost (1,160,784,750 and 1,055,499,435 shares)	(105,415)	(88,184)
Total stockholders’ equity	294,127	279,354
Total liabilities and stockholders’ equity	$3,743,567	$3,384,757
(a)Prior-period amounts have been revised to conform with the current presentation. Refer to Note 25 for further information.
(b)The following table presents information on assets and liabilities related to VIEs that are consolidated by the Firm at December 31, 2021 and 2020. The assets of the consolidated VIEs are used to settle the liabilities of those entities. The holders of the beneficial interests do not have recourse to the general credit of JPMorgan Chase. The assets and liabilities in the table below include third-party assets and liabilities of consolidated VIEs and exclude intercompany balances that eliminate in consolidation. Refer to Note 14 for a further discussion.

December 31, (in millions)	2021	2020
Assets
Trading assets	$2,010	$1,934
Loans	33,024	37,619
All other assets	490	681
Total assets	$35,524	$40,234
Liabilities
Beneficial interests issued by consolidated VIEs	$10,750	$17,578
All other liabilities	245	233
Total liabilities	$10,995	$17,811
The Notes to Consolidated Financial Statements are an integral part of these statements.

162	JPMorgan Chase & Co./2021 Form 10-K

JPMorgan Chase & Co.
Consolidated statements of changes in stockholders’ equity

Year ended December 31, (in millions, except per share data)	2021	2020	2019
Preferred stock
Balance at January 1	$30,063	$26,993	$26,068
Issuance	7,350	4,500	5,000
Redemption	(2,575)	(1,430)	(4,075)
Balance at December 31	34,838	30,063	26,993
Common stock
Balance at January 1 and December 31	4,105	4,105	4,105
Additional paid-in capital
Balance at January 1	88,394	88,522	89,162
Shares issued and commitments to issue common stock for employee share-based compensation awards, and related tax effects	152	(72)	(591)
Other	(131)	(56)	(49)
Balance at December 31	88,415	88,394	88,522
Retained earnings
Balance at January 1	236,990	223,211	199,202
Cumulative effect of change in accounting principles	—	(2,650)	62
Net income	48,334	29,131	36,431
Dividends declared:
Preferred stock	(1,600)	(1,583)	(1,587)
Common stock ($3.80, $3.60 and $3.40 per share for 2021, 2020 and 2019, respectively)	(11,456)	(11,119)	(10,897)
Balance at December 31	272,268	236,990	223,211
Accumulated other comprehensive income/(loss)
Balance at January 1	7,986	1,569	(1,507)
Other comprehensive income/(loss), after-tax	(8,070)	6,417	3,076
Balance at December 31	(84)	7,986	1,569
Shares held in RSU Trust, at cost
Balance at January 1	—	(21)	(21)
Liquidation of RSU Trust	—	21	—
Balance at December 31	—	—	(21)
Treasury stock, at cost
Balance at January 1	(88,184)	(83,049)	(60,494)
Repurchase	(18,448)	(6,397)	(24,121)
Reissuance	1,217	1,262	1,566
Balance at December 31	(105,415)	(88,184)	(83,049)
Total stockholders’ equity	$294,127	$279,354	$261,330
Effective January 1, 2020, the Firm adopted the CECL accounting guidance. Refer to Note 1 for further information.
The Notes to Consolidated Financial Statements are an integral part of these statements.

JPMorgan Chase & Co./2021 Form 10-K	163

JPMorgan Chase & Co.
Consolidated statements of cash flows

Year ended December 31, (in millions)	2021	2020	2019
Operating activities
Net income	$48,334	$29,131	$36,431
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Provision for credit losses	(9,256)	17,480	5,585
Depreciation and amortization	7,932	8,614	8,368
Deferred tax (benefit)/expense(a)	3,748	(3,573)	1,270
Other	3,274	1,649	1,996
Originations and purchases of loans held-for-sale	(347,864)	(166,504)	(169,289)
Proceeds from sales, securitizations and paydowns of loans held-for-sale	336,413	175,490	171,415
Net change in:
Trading assets	85,710	(148,749)	6,551
Securities borrowed	(45,635)	(20,734)	(27,631)
Accrued interest and accounts receivable	(12,401)	(18,012)	(78)
Other assets(a)	(11,745)	(42,430)	(17,777)
Trading liabilities	(23,190)	77,198	(14,516)
Accounts payable and other liabilities(a)	43,162	7,415	(466)
Other operating adjustments	(398)	3,115	2,233
Net cash provided by/(used in) operating activities	78,084	(79,910)	4,092
Investing activities
Net change in:
Federal funds sold and securities purchased under resale agreements	34,473	(47,115)	72,396
Held-to-maturity securities:
Proceeds from paydowns and maturities	50,897	21,360	3,423
Purchases	(111,756)	(12,400)	(13,427)
Available-for-sale securities:
Proceeds from paydowns and maturities	50,075	57,675	52,200
Proceeds from sales	162,748	149,758	70,181
Purchases	(248,785)	(397,145)	(242,149)
Proceeds from sales and securitizations of loans held-for-investment	35,845	23,559	62,095
Other changes in loans, net	(91,797)	(50,263)	(51,743)
All other investing activities, net	(11,044)	(7,341)	(5,035)
Net cash (used in) investing activities	(129,344)	(261,912)	(52,059)
Financing activities
Net change in:
Deposits	293,764	602,765	101,002
Federal funds purchased and securities loaned or sold under repurchase agreements	(20,799)	31,528	1,347
Short-term borrowings	7,773	4,438	(28,561)
Beneficial interests issued by consolidated VIEs	(4,254)	1,347	4,289
Proceeds from long-term borrowings	82,409	78,686	61,085
Payments of long-term borrowings	(54,932)	(105,055)	(69,610)
Proceeds from issuance of preferred stock	7,350	4,500	5,000
Redemption of preferred stock	(2,575)	(1,430)	(4,075)
Treasury stock repurchased	(18,408)	(6,517)	(24,001)
Dividends paid	(12,858)	(12,690)	(12,343)
All other financing activities, net	(1,477)	(927)	(1,146)
Net cash provided by financing activities	275,993	596,645	32,987
Effect of exchange rate changes on cash and due from banks and deposits with banks	(11,508)	9,155	(182)
Net increase/(decrease) in cash and due from banks and deposits with banks	213,225	263,978	(15,162)
Cash and due from banks and deposits with banks at the beginning of the period	527,609	263,631	278,793
Cash and due from banks and deposits with banks at the end of the period	$740,834	$527,609	$263,631
Cash interest paid	$5,142	$13,077	$29,918
Cash income taxes paid, net(a)	18,737	8,140	6,224
(a) Prior-period amounts have been revised to conform with the current presentation. Refer to Note 25 for further information on revisions to operating activities.
The Notes to Consolidated Financial Statements are an integral part of these statements.

164	JPMorgan Chase & Co./2021 Form 10-K

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
Certain amounts reported in prior periods have been reclassified to conform with the current presentation. Notably in the first quarter of 2021, the Firm reclassified certain deferred investment tax credits from accounts payable and other liabilities to other assets to be a reduction to the carrying value of the associated tax-oriented investments. Refer to Note 25 for further information.
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
Certain Firm-sponsored asset management funds are structured as limited partnerships or limited liability companies. For many of these entities, the Firm is the general partner or managing member, but the non-affiliated partners or members have the ability to remove the Firm as the general partner or managing member without cause (i.e., kick-out rights), based on a simple majority vote, or the non-affiliated partners or members have rights to participate in important decisions. Accordingly, the Firm does not consolidate these voting interest entities. However, in the limited cases where the non-managing partners or members do not have substantive kick-out or participating rights, the Firm evaluates the funds as VIEs and consolidates the funds if the Firm is the general partner or managing member and has both power and a potentially significant interest.
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

JPMorgan Chase & Co./2021 Form 10-K	165

Notes to consolidated financial statements
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
Offsetting assets and liabilities
U.S. GAAP permits entities to present derivative receivables and derivative payables with the same counterparty and the related cash collateral receivables and payables on a net basis on the Consolidated balance sheets when a legally enforceable master netting agreement exists. U.S. GAAP also permits securities sold and purchased under repurchase agreements and securities borrowed or loaned under securities loan agreements to be presented net when specified conditions are met, including the existence of a legally enforceable master netting agreement. The Firm has elected to net such balances where it has determined that the specified conditions are met.
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

166	JPMorgan Chase & Co./2021 Form 10-K

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
Statements of cash flows
For JPMorgan Chase’s Consolidated statements of cash flows, cash is defined as those amounts included in cash and due from banks and deposits with banks on the Consolidated balance sheets.
Accounting standard adopted January 1, 2020
Financial Instruments – Credit Losses (“CECL”)
The adoption of this guidance established a single allowance framework for all financial assets measured at amortized cost and certain off-balance sheet credit exposures. This framework requires that management’s estimate reflects credit losses over the instrument’s remaining expected life and considers expected future changes in macroeconomic conditions. Prior to the adoption of the CECL accounting guidance, the Firm’s allowance for credit losses represented management’s estimate of probable credit losses inherent in the Firm’s retained loan portfolios and certain lending-related commitments. The adoption of CECL on January 1, 2020, resulted in a $2.7 billion decrease to retained earnings.

JPMorgan Chase & Co./2021 Form 10-K	167

Notes to consolidated financial statements
Significant accounting policies
The following table identifies JPMorgan Chase’s other significant accounting policies and the Note and page where a detailed description of each policy can be found.

Fair value measurement	Note 2	page 169
Fair value option	Note 3	page 190
Derivative instruments	Note 5	page 196
Noninterest revenue and noninterest expense	Note 6	page 211
Interest income and Interest expense	Note 7	page 214
Pension and other postretirement employee benefit plans	Note 8	page 215
Employee share-based incentives	Note 9	page 218
Investment securities	Note 10	page 220
Securities financing activities	Note 11	page 226
Loans	Note 12	page 229
Allowance for credit losses	Note 13	page 248
Variable interest entities	Note 14	page 253
Goodwill and Mortgage servicing rights	Note 15	page 261
Premises and equipment	Note 16	page 265
Leases	Note 18	page 266
Long-term debt	Note 20	page 269
Earnings per share	Note 23	page 274
Income taxes	Note 25	page 277
Off–balance sheet lending-related financial instruments, guarantees and other commitments	Note 28	page 283
Litigation	Note 30	page 290

168	JPMorgan Chase & Co./2021 Form 10-K

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
Valuation process
Risk-taking functions are responsible for providing fair value estimates for assets and liabilities carried on the Consolidated balance sheets at fair value. The Firm’s Valuation Control Group (“VCG”), which is part of the Firm’s Finance function and independent of the risk-taking functions, is responsible for verifying these estimates and determining any fair value adjustments that may be required to ensure that the Firm’s positions are recorded at fair value. In addition, the Firm’s Valuation Governance Forum (“VGF”), which is composed of senior finance and risk executives, is responsible for overseeing the management of risks arising from valuation activities conducted across the Firm. The Firmwide VGF is chaired by the Firmwide head of the VCG (under the direction of the Firm’s Controller), and includes sub-forums covering the
CIB, CCB, CB, AWM and certain corporate functions including Treasury and CIO.
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
•Uncertainty adjustments related to unobservable parameters may be made when positions are valued

JPMorgan Chase & Co./2021 Form 10-K	169

Notes to consolidated financial statements
using prices or input parameters to valuation models that are unobservable due to a lack of market activity or because they cannot be implied from observable market data. Such prices or parameters must be estimated and are, therefore, subject to management judgment. Adjustments are made to reflect the uncertainty inherent in the resulting valuation estimate.
•Where appropriate, the Firm also applies adjustments to its estimates of fair value in order to appropriately reflect counterparty credit quality (CVA), the Firm’s own creditworthiness (DVA) and the impact of funding (FVA), using a consistent framework across the Firm. Refer to Credit and funding adjustments on page 186 of this Note for more information on such adjustments.
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
Fair value hierarchy
A three-level fair value hierarchy has been established under U.S. GAAP for disclosure of fair value measurements. The fair value hierarchy is based on the observability of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows.
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
A financial instrument’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

170	JPMorgan Chase & Co./2021 Form 10-K

The following table describes the valuation methodologies generally used by the Firm to measure its significant products/instruments at fair value, including the general classification of such instruments pursuant to the fair value hierarchy.

Product/instrument	Valuation methodology	Classifications in the fair value hierarchy
Securities financing agreements	Valuations are based on discounted cash flows, which consider:	Predominantly level 2
• Derivative features: refer to the discussion of derivatives below for further information.
• Market rates for the respective maturity
• Collateral characteristics
Loans and lending-related commitments — wholesale	Where observable market data is available, valuations are based on:	Level 2 or 3
Loans carried at fair value (trading loans and non-trading loans) and associated lending-related commitments	• Observed market prices (circumstances are infrequent)
• Relevant broker quotes
• Observed market prices for similar instruments
Where observable market data is unavailable or limited, valuations are based on discounted cash flows, which consider the following:
• Credit spreads derived from the cost of CDS; or benchmark credit curves developed by the Firm, by industry and credit rating
• Prepayment speed
• Collateral characteristics
Loans — consumer	Fair value is based on observable market prices for mortgage-backed securities with similar collateral and incorporates adjustments to these prices to account for differences between the securities and the value of the underlying loans, which include credit characteristics, portfolio composition, and liquidity.	Predominantly level 2
Loans carried at fair value — conforming residential mortgage loans expected to be sold

Investment and trading securities	Quoted market prices	Level 1
	In the absence of quoted market prices, securities are valued based on:	Level 2 or 3
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
• Collateral characteristics
• Deal-specific payment and loss allocations
• Expected prepayment speed, conditional default rates, loss severity
• Credit spreads
• Credit rating data
Physical commodities	Valued using observable market prices or data.	Level 1 or 2

JPMorgan Chase & Co./2021 Form 10-K	171

Notes to consolidated financial statements

Product/instrument	Valuation methodology	Classifications in the fair value hierarchy
Derivatives	Exchange-traded derivatives that are actively traded and valued using the exchange price.	Level 1

Derivatives that are valued using models such as the Black-Scholes option pricing model, simulation models, or a combination of models that may use observable or unobservable valuation inputs as well as considering the contractual terms.
                                                                                                                             The key valuation inputs used will depend on the type of derivative and the nature of the underlying instruments and may include equity prices, commodity prices, foreign exchange rates, volatilities, correlations, CDS spreads and recovery rates.
Level 2 or 3
In addition, specific inputs used for derivatives that are valued based on models with significant unobservable inputs are as follows:
Interest rate and FX exotic options specific inputs include:
• Interest rate volatility
• Interest rate spread volatility
• Interest rate correlation
• Interest rate-FX correlation
• Foreign exchange correlation
• Interest rate curve
Structured credit derivatives specific inputs include:
• Credit correlation between the underlying debt instruments
• CDS spreads and recovery rates
Equity option specific inputs include:
• Forward equity price
• Equity volatility
• Equity correlation
• Equity-FX correlation
• Equity-IR correlation
Commodity derivatives specific inputs include:
• Forward commodity price
• Commodity volatility
• Commodity correlation
Additionally, adjustments are made to reflect counterparty credit quality (CVA) and the impact of funding (FVA). Refer to page 186 of this Note.

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
• Additional available inputs relevant to the investment.
Fund investments (e.g., mutual/collective investment funds, private equity funds, hedge funds, and real estate funds)	Net asset value
	• NAV is supported by the ability to redeem and purchase at the NAV level.	Level 1

	• Adjustments to the NAV as required, for restrictions on redemption (e.g., lock-up periods or withdrawal limitations) or where observable activity is limited.	Level 2 or 3(a)

Beneficial interests issued by consolidated VIEs	Valued using observable market information, where available.	Level 2 or 3
In the absence of observable market information, valuations are based on the fair value of the underlying assets held by the VIE.
(a)Excludes certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient.

172	JPMorgan Chase & Co./2021 Form 10-K

Product/instrument	Valuation methodology	Classification in the fair value hierarchy
Structured notes (included in deposits, short-term borrowings and long-term debt)
• Valuations are based on discounted cash flow analyses that consider the embedded derivative and the terms and payment structure of the note.

• The embedded derivative features are considered using models such as the Black-Scholes option pricing model, simulation models, or a combination of models that may use observable or unobservable valuation inputs, depending on the embedded derivative. The specific inputs used vary according to the nature of the embedded derivative features, as described in the discussion above regarding derivatives valuation. Adjustments are then made to this base valuation to reflect the Firm’s own credit risk (DVA). Refer to page 186 of this Note.
Level 2 or 3

JPMorgan Chase & Co./2021 Form 10-K	173

Notes to consolidated financial statements
The following table presents the assets and liabilities reported at fair value as of December 31, 2021 and 2020, by major product category and fair value hierarchy.

Assets and liabilities measured at fair value on a recurring basis
	Fair value hierarchy
December 31, 2021 (in millions)	Level 1	Level 2	Level 3	Derivative netting adjustments(f)	Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$252,720	$—	$—	$252,720
Securities borrowed	—	81,463	—	—	81,463
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	—	38,944	265	—	39,209
Residential – nonagency	—	2,358	28	—	2,386
Commercial – nonagency	—	1,506	10	—	1,516
Total mortgage-backed securities	—	42,808	303	—	43,111
U.S. Treasury, GSEs and government agencies(a)	68,527	9,181	—	—	77,708
Obligations of U.S. states and municipalities	—	7,068	7	—	7,075
Certificates of deposit, bankers’ acceptances and commercial paper	—	852	—	—	852
Non-U.S. government debt securities	26,982	44,581	81	—	71,644
Corporate debt securities	—	24,491	332	—	24,823
Loans	—	7,366	708	—	8,074
Asset-backed securities	—	2,668	26	—	2,694
Total debt instruments	95,509	139,015	1,457	—	235,981
Equity securities	86,904	1,741	662	—	89,307
Physical commodities(b)	5,357	20,788	—	—	26,145
Other	—	24,850	160	—	25,010
Total debt and equity instruments(c)	187,770	186,394	2,279	—	376,443
Derivative receivables:
Interest rate	1,072	267,493	2,020	(248,611)	21,974
Credit	—	9,321	518	(8,808)	1,031
Foreign exchange	134	168,590	855	(156,954)	12,625
Equity	—	65,139	3,492	(58,650)	9,981
Commodity	—	26,232	421	(15,183)	11,470
Total derivative receivables	1,206	536,775	7,306	(488,206)	57,081
Total trading assets(d)	188,976	723,169	9,585	(488,206)	433,524
Available-for-sale securities:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	4	72,539	—	—	72,543
Residential – nonagency	—	6,070	—	—	6,070
Commercial – nonagency	—	4,949	—	—	4,949
Total mortgage-backed securities	4	83,558	—	—	83,562
U.S. Treasury and government agencies	177,463	—	—	—	177,463
Obligations of U.S. states and municipalities	—	15,860	—	—	15,860
Non-U.S. government debt securities	5,430	10,779	—	—	16,209
Corporate debt securities	—	160	161	—	321
Asset-backed securities:
Collateralized loan obligations	—	9,662	—	—	9,662
Other	—	5,448	—	—	5,448
Total available-for-sale securities	182,897	125,467	161	—	308,525
Loans(e)	—	56,887	1,933	—	58,820
Mortgage servicing rights	—	—	5,494	—	5,494
Other assets(d)	9,558	4,139	306	—	14,003
Total assets measured at fair value on a recurring basis	$381,431	$1,243,845	$17,479	$(488,206)	$1,154,549
Deposits	$—	$9,016	$2,317	$—	$11,333
Federal funds purchased and securities loaned or sold under repurchase agreements	—	126,435	—	—	126,435
Short-term borrowings	—	17,534	2,481	—	20,015
Trading liabilities:
Debt and equity instruments(c)	87,831	26,716	30	—	114,577
Derivative payables:
Interest rate	981	237,714	2,036	(232,537)	8,194
Credit	—	10,468	444	(10,032)	880
Foreign exchange	123	174,349	1,274	(161,649)	14,097
Equity	—	72,609	7,118	(62,494)	17,233
Commodity	—	26,600	1,328	(18,216)	9,712
Total derivative payables	1,104	521,740	12,200	(484,928)	50,116
Total trading liabilities	88,935	548,456	12,230	(484,928)	164,693
Accounts payable and other liabilities	5,115	467	69	—	5,651
Beneficial interests issued by consolidated VIEs	—	12	—	—	12
Long-term debt	—	50,560	24,374	—	74,934
Total liabilities measured at fair value on a recurring basis	$94,050	$752,480	$41,471	$(484,928)	$403,073

174	JPMorgan Chase & Co./2021 Form 10-K

	Fair value hierarchy
December 31, 2020 (in millions)	Level 1	Level 2		Level 3		Derivative netting adjustments(f)	Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$238,015		$—		$—	$238,015
Securities borrowed	—	52,983		—		—	52,983
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	—	68,395		449		—	68,844
Residential – nonagency	—	2,138		28		—	2,166
Commercial – nonagency	—	1,327		3		—	1,330
Total mortgage-backed securities	—	71,860		480		—	72,340
U.S. Treasury, GSEs and government agencies(a)	104,263	10,996		—		—	115,259
Obligations of U.S. states and municipalities	—	7,184		8		—	7,192
Certificates of deposit, bankers’ acceptances and commercial paper	—	1,230		—		—	1,230
Non-U.S. government debt securities	26,772	40,671		182		—	67,625
Corporate debt securities	—	21,017		507		—	21,524
Loans	—	6,101		893		—	6,994
Asset-backed securities	—	2,304		28		—	2,332
Total debt instruments	131,035	161,363		2,098		—	294,496
Equity securities	97,035	2,652		476	(g)	—	100,163
Physical commodities(b)	6,382	5,189		—		—	11,571
Other	—	21,351	(g)	49	(g)	—	21,400
Total debt and equity instruments(c)	234,452	190,555		2,623		—	427,630
Derivative receivables:
Interest rate (g)	2,318	387,023		2,307		(355,923)	35,725
Credit (g)	—	12,721		624		(12,665)	680
Foreign exchange	146	205,127		987		(190,479)	15,781
Equity	—	67,093	(g)	3,519		(54,125)	16,487
Commodity	—	21,272		231		(14,732)	6,771
Total derivative receivables	2,464	693,236		7,668		(627,924)	75,444
Total trading assets(d)	236,916	883,791		10,291		(627,924)	503,074
Available-for-sale securities:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)(g)	7	113,294		—		—	113,301
Residential – nonagency	—	10,233		—		—	10,233
Commercial – nonagency	—	2,856		—		—	2,856
Total mortgage-backed securities	7	126,383		—		—	126,390
U.S. Treasury and government agencies	201,951	—		—		—	201,951
Obligations of U.S. states and municipalities	—	20,396		—		—	20,396
Non-U.S. government debt securities	13,135	9,793		—		—	22,928
Corporate debt securities	—	216		—		—	216
Asset-backed securities:
Collateralized loan obligations	—	10,048		—		—	10,048
Other	—	6,249		—		—	6,249
Total available-for-sale securities	215,093	173,085		—		—	388,178
Loans(e)	—	42,169		2,305		—	44,474
Mortgage servicing rights	—	—		3,276		—	3,276
Other assets(d)	8,110	4,561		538		—	13,209
Total assets measured at fair value on a recurring basis	$460,119	$1,394,604		$16,410		$(627,924)	$1,243,209
Deposits	$—	$11,571		$2,913		$—	$14,484
Federal funds purchased and securities loaned or sold under repurchase agreements	—	155,735		—		—	155,735
Short-term borrowings	—	14,473		2,420		—	16,893
Trading liabilities:
Debt and equity instruments(c)	82,669	16,838		51		—	99,558
Derivative payables:
Interest rate (g)	2,496	349,442		2,049		(340,975)	13,012
Credit (g)	—	13,984		848		(12,837)	1,995
Foreign exchange	132	214,373		1,421		(194,493)	21,433
Equity	—	74,032		7,381		(55,515)	25,898
Commodity	—	21,767		962		(14,444)	8,285
Total derivative payables	2,628	673,598		12,661		(618,264)	70,623
Total trading liabilities	85,297	690,436		12,712		(618,264)	170,181
Accounts payable and other liabilities	2,895	513		68		—	3,476
Beneficial interests issued by consolidated VIEs	—	41		—		—	41
Long-term debt	—	53,420		23,397		—	76,817
Total liabilities measured at fair value on a recurring basis	$88,192	$926,189		$41,510		$(618,264)	$437,627
(a)At December 31, 2021 and 2020, included total U.S. GSE obligations of $73.9 billion and $117.6 billion, respectively, which were mortgage-related.
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

JPMorgan Chase & Co./2021 Form 10-K	175

Notes to consolidated financial statements
(d)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient are not required to be classified in the fair value hierarchy. At December 31, 2021 and 2020, the fair values of these investments, which include certain hedge funds, private equity funds, real estate and other funds, were $801 million and $670 million, respectively. Included in these balances at December 31, 2021 and 2020, were trading assets of $51 million and $52 million, respectively, and other assets of $750 million and $618 million, respectively.
(e)At December 31, 2021 and 2020, included $26.2 billion and $15.1 billion, respectively, of residential first-lien mortgages, and $8.2 billion and $6.3 billion, respectively, of commercial first-lien mortgages. Residential mortgage loans include conforming mortgage loans originated with the intent to sell to U.S. GSEs and government agencies of $13.6 billion and $8.4 billion, respectively.
(f)As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists. The level 3 balances would be reduced if netting were applied, including the netting benefit associated with cash collateral.
(g)Prior-period amounts have been revised to conform with the current presentation.

176	JPMorgan Chase & Co./2021 Form 10-K

Level 3 valuations
The Firm has established well-structured processes for determining fair value, including for instruments where fair value is estimated using significant unobservable inputs (level 3). Refer to pages 169-173 of this Note for further information on the Firm’s valuation process and a detailed discussion of the determination of fair value for individual financial instruments.
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

JPMorgan Chase & Co./2021 Form 10-K	177

Notes to consolidated financial statements

Level 3 inputs(a)
December 31, 2021
Product/Instrument	Fair value (in millions)	Principal valuation technique	Unobservable inputs(g)	Range of input values			Average(i)
Residential mortgage-backed securities and loans(b)	$1,181	Discounted cash flows	Yield	0%	–	15%	4%
			Prepayment speed	0%	–	15%	14%
			Conditional default rate	0%	–	2%	0%
			Loss severity	0%	–	110%	4%
Commercial mortgage-backed securities and loans(c)	391	Market comparables	Price	$0	–	$103	$84
Corporate debt securities	493	Market comparables	Price	$0	–	$154	$87
Loans(d)	1,372	Market comparables	Price	$5	–	$107	$89
Non-U.S. government debt securities	81	Market comparables	Price	$87	–	$103	$96
Net interest rate derivatives	(26)	Option pricing	Interest rate volatility	5bps	–	544bps	106bps
			Interest rate spread volatility	11bps	–	23bps	14bps
			Interest rate correlation	(65)%	–	87%	25%
			IR-FX correlation	(35)%	–	50%	(2)%
	10	Discounted cash flows	Prepayment speed	0%	–	30%	8%
Net credit derivatives	26	Discounted cash flows	Credit correlation	35%	–	65%	46%
			Credit spread	1bps	–	4,396bps	384bps
			Recovery rate	35%	–	67%	51%
	48	Market comparables	Price	$0	–	$115	$80
Net foreign exchange derivatives	(320)	Option pricing	IR-FX correlation	(40)%	–	65%	17%
	(99)	Discounted cash flows	Prepayment speed	9%			9%
			Interest rate curve	0%	–	28%	4%
Net equity derivatives	(3,626)	Option pricing	Forward equity price(h)	63%	–	122%	99%
			Equity volatility	4%	–	132%	32%
			Equity correlation	17%	–	100%	55%
			Equity-FX correlation	(79)%	–	59%	(27)%
			Equity-IR correlation	15%	–	50%	27%
Net commodity derivatives	(907)	Option pricing	Oil commodity forward	$631 / MT	–	$747 / MT	$689 / MT
			Industrial metals commodity forward	$2,610 / MT	–	$3,482 / MT	$3,046 / MT
			Commodity volatility	5%	–	185%	95%
			Commodity correlation	(50)%	–	76%	13%
MSRs	5,494	Discounted cash flows	Refer to Note 15
Long-term debt, short-term borrowings, and deposits(e)	28,236	Option pricing	Interest rate volatility	5bps	–	544bps	106bps
			Interest rate correlation	(65)%	–	87%	25%
			IR-FX correlation	(35)%	–	50%	(2)%
			Equity correlation	17%	–	100%	55%
			Equity-FX correlation	(79)%	–	59%	(27)%
			Equity-IR correlation	15%	–	50%	27%
	936	Discounted cash flows	Credit correlation	35%	–	65%	46%
Other level 3 assets and liabilities, net(f)	1,062
(a)The categories presented in the table have been aggregated based upon the product type, which may differ from their classification on the Consolidated balance sheets. Furthermore, the inputs presented for each valuation technique in the table are, in some cases, not applicable to every instrument valued using the technique as the characteristics of the instruments can differ.
(b)Comprises U.S. GSE and government agency securities of $265 million, nonagency securities of $28 million and non-trading loans of $888 million.
(c)Comprises nonagency securities of $10 million, trading loans of $40 million and non-trading loans of $341 million.
(d)Comprises trading loans of $668 million and non-trading loans of $704 million.
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
(f)Includes equity securities of $806 million including $144 million in Other assets, for which quoted prices are not readily available and the fair value is generally based on internal valuation techniques such as EBITDA multiples and comparable analysis. All other level 3 assets and liabilities are insignificant both individually and in aggregate.
(g)Price is a significant unobservable input for certain instruments. When quoted market prices are not readily available, reliance is generally placed on price-based internal valuation techniques. The price input is expressed assuming a par value of $100.
(h)Forward equity price is expressed as a percentage of the current equity price.
(i)Amounts represent weighted averages except for derivative-related inputs where arithmetic averages are used.

178	JPMorgan Chase & Co./2021 Form 10-K

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

JPMorgan Chase & Co./2021 Form 10-K	179

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
Interest rate curve – represents the relationship of interest rates over differing tenors. The interest rate curve is used to set interest rate and foreign exchange derivative cash flows and is also a pricing input used in the discounting of any derivative cash flow.
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
Changes in level 3 recurring fair value measurements
The following tables include a rollforward of the Consolidated balance sheets amounts (including changes in fair value) for financial instruments classified by the Firm within level 3 of the fair value hierarchy for the years ended December 31, 2021, 2020 and 2019. When a determination is made to classify a financial instrument within level 3, the determination is based on the significance of the unobservable inputs to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. Also, the Firm risk-manages the observable components of level 3 financial instruments using securities and derivative positions that are classified within level 1 or 2 of the fair value hierarchy; as these level 1 and level 2 risk management instruments are not included below, the gains or losses in the following tables do not reflect the effect of the Firm’s risk management activities related to such level 3 instruments.

180	JPMorgan Chase & Co./2021 Form 10-K

	Fair value measurements using significant unobservable inputs
Year ended December 31, 2021 (in millions)	Fair value at January 1, 2021	Total realized/unrealized gains/(losses)						Transfers into level 3	Transfers (out of) level 3	Fair value at Dec. 31, 2021	Change in unrealized gains/(losses) related to financial instruments held at Dec. 31, 2021
				Purchases(f)	Sales		Settlements(g)
Assets:(a)
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	$449	$(28)		$21	$(67)		$(110)	$1	$(1)	$265	$(31)
Residential – nonagency	28	—		26	(24)		(5)	4	(1)	28	(3)
Commercial – nonagency	3	5		12	(7)		(17)	14	—	10	(2)
Total mortgage-backed securities	480	(23)		59	(98)		(132)	19	(2)	303	(36)
Obligations of U.S. states and municipalities	8	—		—	—		(1)	—	—	7	—
Non-U.S. government debt securities	182	(14)		359	(332)		(7)	—	(107)	81	(10)
Corporate debt securities	507	(23)		404	(489)		(4)	162	(225)	332	(16)
Loans	893	2		994	(669)		(287)	648	(873)	708	(20)
Asset-backed securities	28	28		76	(99)		(2)	2	(7)	26	(2)
Total debt instruments	2,098	(30)		1,892	(1,687)		(433)	831	(1,214)	1,457	(84)
Equity securities	476	(77)		378	(168)		—	164	(111)	662	(335)
Other	49	74		233	—		(98)	5	(103)	160	31
Total trading assets – debt and equity instruments	2,623	(33)	(c)	2,503	(1,855)		(531)	1,000	(1,428)	2,279	(388)	(c)
Net derivative receivables:(b)
Interest rate	258	1,789		116	(192)		(2,011)	112	(88)	(16)	282
Credit	(224)	130		6	(12)		146	34	(6)	74	141
Foreign exchange	(434)	(209)		110	(110)		222	(12)	14	(419)	13
Equity	(3,862)	(480)		1,285	(2,813)		1,758	315	171	(3,626)	(155)
Commodity	(731)	(728)		145	(493)		916	(4)	(12)	(907)	(426)
Total net derivative receivables	(4,993)	502	(c)	1,662	(3,620)		1,031	445	79	(4,894)	(145)	(c)
Available-for-sale securities:
Mortgage-backed securities	—	—		—	—		—	—	—	—	—
Corporate debt securities	—	(1)		162	—		—	—	—	161	(1)
Total available-for-sale securities	—	(1)		162	—		—	—	—	161	(1)
Loans	2,305	(87)	(c)	612	(439)		(965)	1,301	(794)	1,933	(59)	(c)
Mortgage servicing rights	3,276	98	(d)	3,022	(114)		(788)	—	—	5,494	98	(d)
Other assets	538	16	(c)	9	(17)		(239)	—	(1)	306	11	(c)

	Fair value measurements using significant unobservable inputs
Year ended December 31, 2021 (in millions)	Fair value at January 1, 2021	Total realized/unrealized (gains)/losses							Transfers (out of) level 3	Fair value at Dec. 31, 2021	Change in unrealized (gains)/losses related to financial instruments held at Dec. 31, 2021
				Purchases	Sales	Issuances	Settlements(g)	Transfers into level 3
Liabilities:(a)
Deposits	$2,913	$(80)	(c)(e)	$—	$—	$431	$(467)	$2	$(482)	$2,317	$(77)	(c)(e)
Short-term borrowings	2,420	(1,391)	(c)(e)	—	—	6,823	(5,308)	9	(72)	2,481	(83)	(c)(e)
Trading liabilities – debt and equity instruments	51	(8)	(c)	(101)	38	—	—	64	(14)	30	(157)	(c)
Accounts payable and other liabilities	68	8	(c)	—	1	—	—	—	(8)	69	8	(c)
Beneficial interests issued by consolidated VIEs	—	—		—	—	—	—	—	—	—	—
Long-term debt	23,397	369	(c)(e)	—	—	13,505	(12,191)	103	(809)	24,374	87	(c)(e)

JPMorgan Chase & Co./2021 Form 10-K	181

Notes to consolidated financial statements

	Fair value measurements using significant unobservable inputs
Year ended December 31, 2020 (in millions)	Fair value at January 1, 2020	Total realized/unrealized gains/(losses)							Transfers (out of) level 3	Fair value at Dec. 31, 2020	Change in unrealized gains/(losses) related to financial instruments held at Dec. 31, 2020
				Purchases(f)	Sales		Settlements(g)	Transfers into level 3
Assets:(a)
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	$797	$(172)		$134	$(149)		$(161)	$—	$—	$449	$(150)
Residential – nonagency	23	2		15	(5)		(4)	—	(3)	28	(1)
Commercial – nonagency	4	—		1	—		(1)	2	(3)	3	—
Total mortgage-backed securities	824	(170)		150	(154)		(166)	2	(6)	480	(151)
Obligations of U.S. states and municipalities	10	—		—	(1)		(1)	—	—	8	—
Non-U.S. government debt securities	155	21		281	(245)		(7)	—	(23)	182	11
Corporate debt securities	558	(23)		582	(205)		(236)	411	(580)	507	(25)
Loans	673	(73)		1,112	(484)		(182)	791	(944)	893	(40)
Asset-backed securities	37	(3)		44	(40)		(9)	9	(10)	28	(4)
Total debt instruments	2,257	(248)		2,169	(1,129)		(601)	1,213	(1,563)	2,098	(209)
Equity securities(h)	196	(137)		412	(376)		(1)	535	(153)	476	(82)
Other(h)	232	333		229	(9)		(497)	6	(245)	49	268
Total trading assets – debt and equity instruments	2,685	(52)	(c)	2,810	(1,514)		(1,099)	1,754	(1,961)	2,623	(23)	(c)
Net derivative receivables:(b)
Interest rate	(332)	2,682		308	(148)		(2,228)	(332)	308	258	325
Credit	(139)	(212)		73	(154)		181	59	(32)	(224)	(110)
Foreign exchange	(607)	49		49	(24)		83	13	3	(434)	116
Equity	(3,395)	(65)		1,664	(2,317)		1,162	(935)	24	(3,862)	(556)
Commodity	(16)	(546)		27	(241)		356	(310)	(1)	(731)	267
Total net derivative receivables	(4,489)	1,908	(c)	2,121	(2,884)		(446)	(1,505)	302	(4,993)	42	(c)
Available-for-sale securities:
Mortgage-backed securities	1	—		—	—		(1)	—	—	—	—
Corporate debt securities	—	—		—	—		—	—	—	—	—
Total available-for-sale securities	1	—		—	—		(1)	—	—	—	—
Loans	516	(243)	(c)	962	(84)		(733)	2,571	(684)	2,305	(18)	(c)
Mortgage servicing rights	4,699	(1,540)	(d)	1,192	(176)		(899)	—	—	3,276	(1,540)	(d)
Other assets	917	(63)	(c)	75	(104)		(320)	40	(7)	538	(3)	(c)

	Fair value measurements using significant unobservable inputs
Year ended December 31, 2020 (in millions)	Fair value at January 1, 2020	Total realized/unrealized (gains)/losses							Transfers (out of) level 3	Fair value at Dec. 31, 2020	Change in unrealized (gains)/losses related to financial instruments held at Dec. 31, 2020
				Purchases	Sales	Issuances	Settlements(g)	Transfers into level 3
Liabilities:(a)
Deposits	$3,360	$165	(c)(e)	$—	$—	$671	$(605)	$265	$(943)	$2,913	$455	(c)(e)
Short-term borrowings	1,674	(338)	(c)(e)	—	—	5,140	(4,115)	105	(46)	2,420	143	(c)(e)
Trading liabilities – debt and equity instruments	41	(2)	(c)	(126)	14	—	(4)	136	(8)	51	(1)	(c)
Accounts payable and other liabilities	45	33	(c)	(87)	37	—	—	47	(7)	68	28	(c)
Beneficial interests issued by consolidated VIEs	—	—		—	—	—	—	—	—	—	—
Long-term debt	23,339	40	(c)(e)	—	—	9,883	(9,833)	1,250	(1,282)	23,397	1,920	(c)(e)

182	JPMorgan Chase & Co./2021 Form 10-K

	Fair value measurements using significant unobservable inputs
Year ended December 31, 2019 (in millions)	Fair value at January 1, 2019	Total realized/unrealized gains/(losses)							Transfers (out of) level 3	Fair value at Dec. 31, 2019	Change in unrealized gains/(losses) related to financial instruments held at Dec. 31, 2019
				Purchases(f)	Sales		Settlements(g)	Transfers into level 3
Assets:(a)
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	$549	$(62)		$773	$(310)		$(134)	$1	$(20)	$797	$(58)
Residential – nonagency	64	25		83	(86)		(20)	15	(58)	23	2
Commercial – nonagency	11	2		20	(26)		(14)	15	(4)	4	1
Total mortgage-backed securities	624	(35)		876	(422)		(168)	31	(82)	824	(55)
Obligations of U.S. states and municipalities	689	13		85	(159)		(8)	—	(610)	10	13
Non-U.S. government debt securities	155	1		290	(287)		—	14	(18)	155	4
Corporate debt securities	334	47		437	(247)		(52)	112	(73)	558	40
Loans	738	29		456	(519)		(82)	437	(386)	673	13
Asset-backed securities	127	—		37	(93)		(40)	28	(22)	37	(3)
Total debt instruments	2,667	55		2,181	(1,727)		(350)	622	(1,191)	2,257	12
Equity securities	232	(41)		58	(103)		(22)	181	(109)	196	(18)
Other	301	(36)		50	(26)		(54)	2	(5)	232	91
Total trading assets – debt and equity instruments	3,200	(22)	(c)	2,289	(1,856)		(426)	805	(1,305)	2,685	85	(c)
Net derivative receivables:(b)
Interest rate	(38)	(394)		109	(125)		5	(7)	118	(332)	(599)
Credit	(107)	(36)		20	(9)		8	29	(44)	(139)	(127)
Foreign exchange	(297)	(551)		17	(67)		312	(22)	1	(607)	(380)
Equity	(2,225)	(310)		397	(573)		(503)	(405)	224	(3,395)	(1,608)
Commodity	(1,129)	497		36	(348)		89	(6)	845	(16)	130
Total net derivative receivables	(3,796)	(794)	(c)	579	(1,122)		(89)	(411)	1,144	(4,489)	(2,584)	(c)
Available-for-sale securities:
Mortgage-backed securities	1	—		—	—		—	—	—	1	—
Corporate debt securities	—	—		—	—		—	—	—	—	—
Total available-for-sale securities	1	—		—	—		—	—	—	1	—
Loans	856	59	(c)	236	(188)		(482)	188	(153)	516	38	(c)
Mortgage servicing rights	6,130	(1,180)	(d)	1,489	(789)		(951)	—	—	4,699	(1,180)	(d)
Other assets	1,161	(150)	(c)	229	(166)		(156)	6	(7)	917	(180)	(c)

	Fair value measurements using significant unobservable inputs
Year ended December 31, 2019 (in millions)	Fair value at January 1, 2019	Total realized/unrealized (gains)/losses						Transfers into level 3	Transfers (out of) level 3	Fair value at Dec. 31, 2019	Change in unrealized (gains)/losses related to financial instruments held at Dec. 31, 2019
				Purchases	Sales	Issuances	Settlements(g)
Liabilities:(a)
Deposits	$4,169	$278	(c)(e)	$—	$—	$916	$(806)	$12	$(1,209)	$3,360	$307	(c)(e)
Short-term borrowings	1,523	229	(c)(e)	—	—	3,441	(3,356)	85	(248)	1,674	155	(c)(e)
Trading liabilities – debt and equity instruments	50	2	(c)	(22)	41	—	1	16	(47)	41	3	(c)
Accounts payable and other liabilities	10	(2)	(c)	(84)	115	—	—	6	—	45	29	(c)
Beneficial interests issued by consolidated VIEs	1	(1)	(c)	—	—	—	—	—	—	—	—
Long-term debt	19,418	2,815	(c)(e)	—	—	10,441	(8,538)	651	(1,448)	23,339	2,822	(c)(e)
(a)Level 3 assets at fair value as a percentage of total Firm assets at fair value (including assets measured at fair value on a nonrecurring basis) were 2%, 1% and 2% at December 31, 2021, 2020 and 2019, respectively. Level 3 liabilities at fair value as a percentage of total Firm liabilities at fair value (including liabilities measured at fair value on a nonrecurring basis) were 10%, 9% and 16% at December 31, 2021, 2020 and 2019, respectively.

JPMorgan Chase & Co./2021 Form 10-K	183

Notes to consolidated financial statements
(b)All level 3 derivatives are presented on a net basis, irrespective of underlying counterparty.
(c)Predominantly reported in principal transactions revenue, except for changes in fair value for CCB mortgage loans, and lending-related commitments originated with the intent to sell, and mortgage loan purchase commitments, which are reported in mortgage fees and related income.
(d)Changes in fair value for MSRs are reported in mortgage fees and related income.
(e)Realized (gains)/losses due to DVA for fair value option elected liabilities are reported in principal transactions revenue, and were not material for the years ended December 31, 2021, 2020 and 2019. Unrealized (gains)/losses are reported in OCI, and they were $258 million, $221 million and $319 million for the years ended December 31, 2021, 2020 and 2019, respectively.
(f)Loan originations are included in purchases.
(g)Includes financial assets and liabilities that have matured, been partially or fully repaid, impacts of modifications, deconsolidations associated with beneficial interests in VIEs and other items.
(h)Prior-period amounts have been revised to conform with the current presentation.
Level 3 analysis
Consolidated balance sheets changes
The following describes significant changes to level 3 assets since December 31, 2020, for those items measured at fair value on a recurring basis. Refer to Assets and liabilities measured at fair value on a nonrecurring basis on page 187 for further information on changes impacting items measured at fair value on a nonrecurring basis.
For the year ended December 31, 2021
Level 3 assets were $17.5 billion at December 31, 2021, reflecting an increase of $1.1 billion from December 31, 2020.
The increase for the year ended December 31, 2021 was predominantly driven by:
•$2.2 billion increase in MSRs,
partially offset by
•$287 million decrease in gross interest rate derivative receivables due to settlements net of gains.
•$372 million decrease in non-trading loans due to settlements net of transfers.
Refer to Note 15 for information on MSRs.
Refer to the sections below for additional information.
Transfers between levels for instruments carried at
fair value on a recurring basis
During the year ended December 31, 2021, significant transfers from level 2 into level 3 included the following:
•$1.0 billion of total debt and equity instruments, largely due to trading loans, driven by a decrease in observability.
•$1.5 billion of gross equity derivative receivables and $1.2 billion of gross equity derivative payables as a result of a decrease in observability and an increase in the significance of unobservable inputs.
•$1.3 billion of non-trading loans driven by a decrease in observability.
During the year ended December 31, 2021, significant transfers from level 3 into level 2 included the following:
•$1.4 billion of total debt and equity instruments, largely due to trading loans, driven by an increase in observability.
•$1.9 billion of gross equity derivative receivables and $2.1 billion of gross equity derivative payables as a result of an increase in observability and a decrease in the significance of unobservable inputs.
•$794 million of non-trading loans driven by an increase in observability.
•$809 million of long-term debt driven by an increase in observability and a decrease in the significance of unobservable inputs for structured notes.
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
•$2.6 billion of non-trading loans driven by a decrease in observability.
•$1.2 billion of long-term debt driven by a decrease in observability and an increase in the significance of unobservable inputs for structured notes.

184	JPMorgan Chase & Co./2021 Form 10-K

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
Gains and losses
The following describes significant components of total realized/unrealized gains/(losses) for instruments measured at fair value on a recurring basis for the years ended December 31, 2021, 2020 and 2019. These amounts exclude any effects of the Firm’s risk management activities where the financial instruments are classified as level 1 and 2 of the fair value hierarchy. Refer to Changes in level 3 recurring fair value measurements rollforward tables on pages 180-184 for further information on these instruments.
2021
•$495 million of net gains on assets, driven by gains in net interest rate derivative receivables due to market movements, partially offset by losses in net equity derivative receivables and net commodity derivative receivables due to market movements.
•$1.1 billion of net gains on liabilities, driven by gains in short-term borrowings due to market movements.
2020
•$10 million of net gains on assets driven by gains in net interest rate derivative receivables due to market movements largely offset by losses in MSRs reflecting faster prepayment speeds on lower rates.
•$102 million of net gains on liabilities driven by market movements in short-term borrowings.
2019
•$2.1 billion of net losses on assets largely due to MSRs reflecting faster prepayment speeds on lower rates.
•$3.3 billion of net losses on liabilities predominantly driven by market movements in long-term debt.

Refer to Note 15 for additional information on MSRs.

JPMorgan Chase & Co./2021 Form 10-K	185

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

Year ended December 31, (in millions)	2021	2020	2019
Credit and funding adjustments:
Derivatives CVA	$362	$(337)	$241
Derivatives FVA	47	(64)	199
Valuation adjustments on fair value option elected liabilities
The valuation of the Firm’s liabilities for which the fair value option has been elected requires consideration of the Firm’s own credit risk. DVA on fair value option elected liabilities reflects changes (subsequent to the issuance of the liability) in the Firm’s probability of default and LGD, which are estimated based on changes in the Firm’s credit spread observed in the bond market. Realized (gains)/losses due to DVA for fair value option elected liabilities are reported in principal transactions revenue. Unrealized (gains)/losses are reported in OCI. Refer to page 184 in this Note and Note 24 for further information.

186	JPMorgan Chase & Co./2021 Form 10-K

Assets and liabilities measured at fair value on a nonrecurring basis
The following tables present the assets and liabilities held as of December 31, 2021 and 2020, for which nonrecurring fair value adjustments were recorded during the years ended December 31, 2021 and 2020, by major product category and fair value hierarchy.

	Fair value hierarchy				Total fair value
December 31, 2021 (in millions)	Level 1	Level 2	Level 3
Loans	$—	$1,006	$856	(b)	$1,862
Other assets(a)	—	4	1,612		1,616
Total assets measured at fair value on a nonrecurring basis	$—	$1,010	$2,468		$3,478
Accounts payable and other liabilities	—	—	3		3
Total liabilities measured at fair value on a nonrecurring basis	$—	$—	$3		$3

	Fair value hierarchy			Total fair value
December 31, 2020 (in millions)	Level 1	Level 2	Level 3
Loans	$—	$1,611	$972	$2,583
Other assets	—	5	979	984
Total assets measured at fair value on a nonrecurring basis	$—	$1,616	$1,951	$3,567
Accounts payable and other liabilities	—	—	12	12
Total liabilities measured at fair value on a nonrecurring basis	$—	$—	$12	$12
(a) Primarily includes equity securities without readily determinable fair values that were adjusted based on observable price changes in orderly transactions from an identical or similar investment of the same issuer (measurement alternative). Of the $1.6 billion in level 3 assets measured at fair value on a nonrecurring basis as of December 31, 2021, $1.5 billion related to equity securities adjusted based on the measurement alternative. These equity securities are classified as level 3 due to the infrequency of the observable prices and/or the restrictions on the shares.
(b) Of the $856 million in level 3 assets measured at fair value on a nonrecurring basis as of December 31, 2021, $254 million related to residential real estate loans carried at the net realizable value of the underlying collateral (e.g., collateral-dependent loans). These amounts are classified as level 3 as they are valued using information from broker’s price opinions, appraisals and automated valuation models and discounted based upon the Firm’s experience with actual liquidation values. These discounts ranged from 12% to 45% with a weighted average of 25%.
Nonrecurring fair value changes
The following table presents the total change in value of assets and liabilities for which fair value adjustments have been recognized for the years ended December 31, 2021, 2020 and 2019, related to assets and liabilities held at those dates.

December 31, (in millions)	2021	2020	2019
Loans	$(72)	$(393)	$(274)
Other assets(a)	344	(529)	182
Accounts payable and other liabilities	5	(11)	—
Total nonrecurring fair value gains/(losses)	$277	$(933)	$(92)
(a)Included $379 million, $(134) million and $201 million for the years ended December 31, 2021, 2020 and 2019, respectively, of net gains/(losses) as a result of the measurement alternative.

Refer to Note 12 for further information about the measurement of collateral-dependent loans.

JPMorgan Chase & Co./2021 Form 10-K	187

Notes to consolidated financial statements
Equity securities without readily determinable fair values
The Firm measures certain equity securities without readily determinable fair values at cost less impairment (if any), plus or minus observable price changes from an identical or similar investment of the same issuer (i.e., measurement alternative), with such changes recognized in other income.
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
The following table presents the carrying value of equity securities without readily determinable fair values held as of December 31, 2021 and 2020, that are measured under the measurement alternative and the related adjustments recorded during the periods presented for those securities with observable price changes. These securities are included in the nonrecurring fair value tables when applicable price changes are observable.

As of or for the year ended December 31,
(in millions)	2021	2020
Other assets
Carrying value(a)	$3,642	$2,368
Upward carrying value changes(b)	432	167
Downward carrying value changes/impairment(c)	(53)	(301)
(a)The period-end carrying values reflect cumulative purchases and sales in addition to upward and downward carrying value changes.
(b)The cumulative upward carrying value changes between January 1, 2018 and December 31, 2021 were $1.0 billion.
(c)The cumulative downward carrying value changes/impairment between January 1, 2018 and December 31, 2021 were $(369) million.

Included in other assets above is the Firm’s interest in approximately 40 million Visa Class B common shares, recorded at a nominal carrying value. These shares are subject to certain transfer restrictions currently and will be convertible into Visa Class A common shares upon final resolution of certain litigation matters involving Visa. The conversion rate of Visa Class B common shares into Visa Class A common shares is 1.6181 at December 31, 2021, and may be adjusted by Visa depending on developments related to the litigation matters.
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

188	JPMorgan Chase & Co./2021 Form 10-K

The following table presents by fair value hierarchy classification the carrying values and estimated fair values at December 31, 2021 and 2020, of financial assets and liabilities, excluding financial instruments that are carried at fair value on a recurring basis, and their classification within the fair value hierarchy.

	December 31, 2021					December 31, 2020
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value
Financial assets
Cash and due from banks	$26.4	$26.4	$—	$—	$26.4	$24.9	$24.9	$—	$—	$24.9
Deposits with banks	714.4	714.4	—	—	714.4	502.7	502.7	—	—	502.7
Accrued interest and accounts receivable	102.1	—	102.0	0.1	102.1	89.4	—	89.3	0.1	89.4
Federal funds sold and securities purchased under resale agreements	9.0	—	9.0	—	9.0	58.3	—	58.3	—	58.3
Securities borrowed	124.6	—	124.6	—	124.6	107.7	—	107.7	—	107.7
Investment securities, held-to-maturity	363.7	183.3	179.3	—	362.6	201.8	53.2	152.3	—	205.5
Loans, net of allowance for loan losses(a)	1,002.5	—	202.1	821.1	1,023.2	940.1	—	210.9	755.6	966.5
Other	98.7	—	97.4	1.4	98.8	81.8	—	80.0	1.9	81.9
Financial liabilities
Deposits	$2,451.0	$—	$2,451.0	$—	$2,451.0	$2,129.8	$—	$2,128.9	$—	$2,128.9
Federal funds purchased and securities loaned or sold under repurchase agreements	67.9	—	67.9	—	67.9	59.5	—	59.5	—	59.5
Short-term borrowings	33.6	—	33.6	—	33.6	28.3	—	28.3	—	28.3
Accounts payable and other liabilities	217.6	—	212.1	4.9	217.0	186.6	—	181.9	4.3	186.2
Beneficial interests issued by consolidated VIEs	10.7	—	10.8	—	10.8	17.5	—	17.6	—	17.6
Long-term debt	226.0	—	229.5	3.1	232.6	204.8	—	209.2	3.2	212.4
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

	December 31, 2021					December 31, 2020
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value(a)(b)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value(a)(b)	Level 1	Level 2	Level 3	Total estimated fair value
Wholesale lending-related commitments	$2.1	$—	$—	$2.9	$2.9	$2.2	$—	$—	$2.1	$2.1
(a)Excludes the current carrying values of the guarantee liability and the offsetting asset, each of which is recognized at fair value at the inception of the guarantees.
(b)Includes the wholesale allowance for lending-related commitments.

The Firm does not estimate the fair value of consumer off-balance sheet lending-related commitments. In many cases, the Firm can reduce or cancel these commitments by providing the borrower notice or, in some cases as permitted by law, without notice. Refer to page 171 of this Note for a further discussion of the valuation of lending-related commitments.

JPMorgan Chase & Co./2021 Form 10-K	189

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
The Firm’s election of fair value includes the following instruments:
•Loans purchased or originated as part of securitization warehousing activity, subject to bifurcation accounting, or managed on a fair value basis, including lending-related commitments
•Certain securities financing agreements
•Owned beneficial interests in securitized financial assets that contain embedded credit derivatives, which would otherwise be required to be separately accounted for as a derivative instrument
•Structured notes and other hybrid instruments, which are predominantly financial instruments that contain embedded derivatives, that are issued or transacted as part of client-driven activities
•Certain long-term beneficial interests issued by CIB’s consolidated securitization trusts where the underlying assets are carried at fair value

190	JPMorgan Chase & Co./2021 Form 10-K

Changes in fair value under the fair value option election
The following table presents the changes in fair value included in the Consolidated statements of income for the years ended December 31, 2021, 2020 and 2019, for items for which the fair value option was elected. The profit and loss information presented below only includes the financial instruments that were elected to be measured at fair value; related risk management instruments, which are required to be measured at fair value, are not included in the table.

	2021				2020					2019
December 31, (in millions)	Principal transactions	All other income		Total changes in fair value recorded(e)	Principal transactions		All other income		Total changes in fair value recorded(e)	Principal transactions	All other income		Total changes in fair value recorded(e)
Federal funds sold and securities purchased under resale agreements	$(112)	$—		$(112)	$12		$—		$12	$(36)	$—		$(36)
Securities borrowed	(200)	—		(200)	143		—		143	133	—		133
Trading assets:
Debt and equity instruments, excluding loans	(2,171)	(1)	(c)	(2,172)	2,587	(f)	(1)	(c)	2,586	2,482	(1)	(c)	2,481
Loans reported as trading assets:
Changes in instrument-specific credit risk	353	—		353	135		—		135	248	—		248
Other changes in fair value	(8)	—		(8)	(19)		—		(19)	(1)	—		(1)
Loans:
Changes in instrument-specific credit risk	589	(7)	(c)	582	190		7	(c)	197	475	2	(c)	477
Other changes in fair value	(139)	2,056	(c)	1,917	470		3,239	(c)	3,709	267	1,224	(c)	1,491
Other assets	12	(26)	(d)	(14)	103		(65)	(d)	38	8	6	(d)	14
Deposits(a)	(183)	—		(183)	(726)		—		(726)	(1,730)	—		(1,730)
Federal funds purchased and securities loaned or sold under repurchase agreements	69	—		69	(6)		—		(6)	(8)	—		(8)
Short-term borrowings(a)	(366)	—		(366)	294		—		294	(693)	—		(693)
Trading liabilities	7	—		7	2		—		2	6	—		6
Other liabilities	(17)	—		(17)	(94)		—		(94)	(16)	—		(16)
Long-term debt(a)(b)	(980)	4	(c)(d)	(976)	(2,120)		(1)	(c)	(2,121)	(6,173)	1	(c)	(6,172)
(a)Unrealized gains/(losses) due to instrument-specific credit risk (DVA) for liabilities for which the fair value option has been elected are recorded in OCI while realized gains/(losses) are recorded in principal transactions revenue. Realized gains/(losses) due to instrument-specific credit risk recorded in principal transactions revenue were $(15) million and $20 million for the years ended December 31,2021 and 2020, respectively, and were not material for the year ended December 31, 2019.
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

JPMorgan Chase & Co./2021 Form 10-K	191

Notes to consolidated financial statements
Difference between aggregate fair value and aggregate remaining contractual principal balance outstanding
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of December 31, 2021 and 2020, for loans, long-term debt and long-term beneficial interests for which the fair value option has been elected.

	2021				2020
December 31, (in millions)	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding
Loans
Nonaccrual loans
Loans reported as trading assets	$3,263		$546	$(2,717)	$3,386		$555	$(2,831)
Loans	918		797	(121)	1,867		1,507	(360)
Subtotal	4,181		1,343	(2,838)	5,253		2,062	(3,191)
90 or more days past due and government guaranteed
Loans(a)	293		281	(12)	328		317	(11)
All other performing loans(b)
Loans reported as trading assets	8,594		7,528	(1,066)	7,917		6,439	(1,478)
Loans	57,695		57,742	47	42,022		42,650	628
Subtotal	66,289		65,270	(1,019)	49,939		49,089	(850)
Total loans	$70,763		$66,894	$(3,869)	$55,520		$51,468	$(4,052)
Long-term debt
Principal-protected debt	$35,957	(d)	$33,799	$(2,158)	$40,560	(d)	$40,526	$(34)
Nonprincipal-protected debt(c)	NA		41,135	NA	NA		36,291	NA
Total long-term debt	NA		$74,934	NA	NA		$76,817	NA
Long-term beneficial interests
Nonprincipal-protected debt(c)	NA		$12	NA	NA		$41	NA
Total long-term beneficial interests	NA		$12	NA	NA		$41	NA
(a)These balances are excluded from nonaccrual loans as the loans are insured and/or guaranteed by U.S. government agencies.
(b)There were no performing loans that were ninety days or more past due as of December 31, 2021 and 2020.
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
At December 31, 2021 and 2020, the contractual amount of lending-related commitments for which the fair value option was elected was $11.9 billion and $18.1 billion, respectively, with a corresponding fair value of $10 million and $(39) million, respectively. Refer to Note 28 for further information regarding off-balance sheet lending-related financial instruments.

192	JPMorgan Chase & Co./2021 Form 10-K

Structured note products by balance sheet classification and risk component
The following table presents the fair value of structured notes, by balance sheet classification and the primary risk type.

	December 31, 2021					December 31, 2020
(in millions)	Long-term debt	Short-term borrowings	Deposits		Total	Long-term debt	Short-term borrowings	Deposits		Total
Risk exposure
Interest rate	$34,127	$1	$4,860		$38,988	$38,129	$65	$5,057		$43,251
Credit	6,352	858	—		7,210	6,409	1,022	—		7,431
Foreign exchange	3,386	315	1,066		4,767	3,613	92	—		3,705
Equity	29,317	6,827	5,125		41,269	26,943	5,021	6,893		38,857
Commodity	405	—	3	(a)	408	250	13	232	(a)	495
Total structured notes	$73,587	$8,001	$11,054		$92,642	$75,344	$6,213	$12,182		$93,739
(a)Excludes deposits linked to precious metals for which the fair value option has not been elected of $692 million and $739 million for the years ended December 31, 2021 and 2020, respectively.

JPMorgan Chase & Co./2021 Form 10-K	193

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
The Firm does not believe that its exposure to any particular loan product or industry segment results in a significant concentration of credit risk.
Terms of loan products and collateral coverage are included in the Firm’s assessment when extending credit and establishing its allowance for loan losses.

194	JPMorgan Chase & Co./2021 Form 10-K

The table below presents both on–balance sheet and off–balance sheet consumer and wholesale credit exposure by the Firm’s three credit portfolio segments as of December 31, 2021 and 2020. The wholesale industry of risk category is generally based on the client or counterparty’s primary business activity.

	2021					2020
	Credit exposure(h)	On-balance sheet			Off-balance sheet(j)	Credit exposure(h)	On-balance sheet				Off-balance sheet(j)
December 31, (in millions)		Loans		Derivatives			Loans		Derivatives
Consumer, excluding credit card	$368,640	$323,306	(i)	$—	$45,334	$375,898	$318,579	(i)	$—		$57,319
Credit card(a)	884,830	154,296		—	730,534	802,722	144,216		—		658,506
Total consumer(a)	1,253,470	477,602		—	775,868	1,178,620	462,795		—		715,825
Wholesale(b)
Real Estate	155,069	119,753		1,113	34,203	148,498	118,299		1,385		28,814
Individuals and Individual Entities(c)	141,973	130,576		1,317	10,080	122,870	109,746		1,750		11,374
Consumer & Retail	122,789	39,588		2,669	80,532	108,437	39,013		2,802		66,622
Technology, Media & Telecommunications	84,070	17,815		2,640	63,615	72,150	14,687		4,252		53,211
Asset Managers	81,228	41,031		9,351	30,846	66,573	31,059		9,277		26,237
Industrials	66,974	21,652		1,224	44,098	66,470	21,143		1,851		43,476
Healthcare	59,014	18,587		2,575	37,852	60,118	19,405		3,252		37,461
Banks & Finance Cos	54,684	34,217		4,418	16,049	54,032	31,004		8,044		14,984
Oil & Gas	42,606	11,039		6,034	25,533	39,159	11,267		1,643		26,249
Automotive	34,573	11,759		720	22,094	43,331	17,128		5,995		20,208
State & Municipal Govt(d)	33,216	15,322		1,563	16,331	38,286	18,054		2,347		17,885
Utilities	33,203	5,969		3,736	23,498	30,124	4,874		3,340		21,910
Chemicals & Plastics	17,660	5,033		564	12,063	17,176	4,884		856		11,436
Metals & Mining	16,696	5,696		924	10,076	15,542	4,854		882		9,806
Transportation	14,635	5,453		782	8,400	16,232	6,566		1,495		8,171
Insurance	13,926	1,303		2,700	9,923	13,141	1,042		2,527		9,572
Central Govt	11,317	2,889		6,837	1,591	17,025	3,396		12,313		1,316
Financial Markets Infrastructure	4,377	5		2,487	1,885	6,515	19		3,757		2,739
Securities Firms	4,180	469		1,260	2,451	8,048	469		4,838		2,741
All other(e)	111,690	72,198		4,167	35,325	96,527	58,038		2,838	(k)	35,651
Subtotal	1,103,880	560,354		57,081	486,445	1,040,254	514,947		75,444		449,863
Loans held-for-sale and loans at fair value	39,758	39,758		—	—	35,111	35,111		—		—
Receivables from customers(f)	59,645	—		—	—	47,710	—		—		—
Total wholesale	1,203,283	600,112		57,081	486,445	1,123,075	550,058		75,444		449,863
Total exposure(g)(h)	$2,456,753	$1,077,714		$57,081	$1,262,313	$2,301,695	$1,012,853		$75,444		$1,165,688
(a)Also includes commercial card lending-related commitments primarily in CB and CIB.
(b)The industry rankings presented in the table as of December 31, 2020, are based on the industry rankings of the corresponding exposures at December 31, 2021, not actual rankings of such exposures at December 31, 2020.
(c)Individuals and Individual Entities predominantly consists of Global Private Bank clients within AWM and includes exposure to personal investment companies and personal and testamentary trusts.
(d)In addition to the credit risk exposure to states and municipal governments (both U.S. and non-U.S.) at December 31, 2021 and 2020, noted above, the Firm held: $7.1 billion and $7.2 billion, respectively, of trading assets; $15.9 billion and $20.4 billion, respectively, of AFS securities; and $14.0 billion and $12.8 billion, respectively, of HTM securities, issued by U.S. state and municipal governments. Refer to Note 2 and Note 10 for further information.
(e)All other includes: SPEs and Private education and civic organizations, representing approximately 94% and 6%, respectively, at December 31, 2021 and 92% and 8%, respectively, at December 31, 2020 . Refer to Note 14 for more information on exposures to SPEs.
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
(g)Excludes cash placed with banks of $729.6 billion and $516.9 billion, at December 31, 2021 and 2020, respectively, which is predominantly placed with various central banks, primarily Federal Reserve Banks.
(h)Credit exposure is net of risk participations and excludes the benefit of credit derivatives used in credit portfolio management activities held against derivative receivables or loans and liquid securities and other cash collateral held against derivative receivables.
(i)At December 31, 2021 and 2020, included $5.4 billion and $19.2 billion of loans in Business Banking under the PPP, respectively. PPP loans are guaranteed by the SBA. Other than in certain limited circumstances, the Firm typically does not recognize charge-offs, classify as nonaccrual nor record an allowance for loan losses on these loans.
(j)Represents lending-related financial instruments.
(k)Prior-period amounts have been revised to conform with the current presentation.

JPMorgan Chase & Co./2021 Form 10-K	195

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
Credit derivatives are used to manage the counterparty credit risk associated with loans and lending-related commitments. Credit derivatives compensate the purchaser when the entity referenced in the contract experiences a credit event, such as bankruptcy or a failure to pay an obligation when due. Credit derivatives primarily consist of CDS. Refer to the Credit derivatives section on pages 207-210 of this Note for a further discussion of credit derivatives.
Refer to the risk management derivatives gains and losses table on page 207 of this Note, and the hedge accounting gains and losses tables on pages 204-206 of this Note for more information about risk management derivatives.
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
As permitted under U.S. GAAP, the Firm nets derivative assets and liabilities, and the related cash collateral receivables and payables, when a legally enforceable master netting agreement exists between the Firm and the derivative counterparty. Refer to Note 1 for further discussion of the offsetting of assets and liabilities. The accounting for changes in value of a derivative depends on whether or not the transaction has been designated and qualifies for hedge accounting. Derivatives that are not designated as hedges are reported and measured at fair value through earnings. The tabular disclosures on pages 200-207 of this Note provide additional information on the amount of, and reporting for, derivative assets, liabilities, gains and losses. Refer to Notes 2 and 3 for a further discussion of derivatives embedded in structured notes.

196	JPMorgan Chase & Co./2021 Form 10-K

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

JPMorgan Chase & Co./2021 Form 10-K	197

Notes to consolidated financial statements
The following table outlines the Firm’s primary uses of derivatives and the related hedge accounting designation or disclosure category.

Type of Derivative	Use of Derivative	Designation and disclosure	Affected segment or unit	Page reference
Manage specifically identified risk exposures in qualifying hedge accounting relationships:
•Interest rate	Hedge fixed rate assets and liabilities	Fair value hedge	Corporate	204-205
•Interest rate	Hedge floating-rate assets and liabilities	Cash flow hedge	Corporate	206
•Foreign exchange	Hedge foreign currency-denominated assets and liabilities	Fair value hedge	Corporate	204-205
•Foreign exchange	Hedge foreign currency-denominated forecasted revenue and expense	Cash flow hedge	Corporate	206
•Foreign exchange	Hedge the value of the Firm’s investments in non-U.S. dollar functional currency entities	Net investment hedge	Corporate	206
•Commodity	Hedge commodity inventory	Fair value hedge	CIB, AWM	204-205
Manage specifically identified risk exposures not designated in qualifying hedge accounting relationships:
•Interest rate	Manage the risk associated with mortgage commitments, warehouse loans and MSRs	Specified risk management	CCB	207
•Credit	Manage the credit risk associated with wholesale lending exposures	Specified risk management	CIB	207
•Interest rate and foreign exchange	Manage the risk associated with certain other specified assets and liabilities	Specified risk management	Corporate	207
Market-making derivatives and other activities:
•Various	Market-making and related risk management	Market-making and other	CIB	207
•Various	Other derivatives	Market-making and other	CIB, AWM, Corporate	207

198	JPMorgan Chase & Co./2021 Form 10-K

Notional amount of derivative contracts
The following table summarizes the notional amount of free-standing derivative contracts outstanding as of December 31, 2021 and 2020.

	Notional amounts(b)
December 31, (in billions)	2021	2020
Interest rate contracts
Swaps	$24,075	$20,990	(c)
Futures and forwards	2,520	3,057
Written options	3,018	3,375
Purchased options	3,188	3,675
Total interest rate contracts	32,801	31,097
Credit derivatives(a)	1,053	1,197	(c)
Foreign exchange contracts
Cross-currency swaps	4,112	3,924
Spot, futures and forwards	7,679	6,871
Written options	741	830
Purchased options	727	825
Total foreign exchange contracts	13,259	12,450
Equity contracts
Swaps	612	448
Futures and forwards	139	140
Written options	654	668	(c)
Purchased options	598	610	(c)
Total equity contracts	2,003	1,866
Commodity contracts
Swaps	185	138
Spot, futures and forwards	188	198
Written options	135	124
Purchased options	111	105
Total commodity contracts	619	565
Total derivative notional amounts	$49,735	$47,175
(a)Refer to the Credit derivatives discussion on pages 207-210 for more information on volumes and types of credit derivative contracts.
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

JPMorgan Chase & Co./2021 Form 10-K	199

Notes to consolidated financial statements
Impact of derivatives on the Consolidated balance sheets
The following table summarizes information on derivative receivables and payables (before and after netting adjustments) that are reflected on the Firm’s Consolidated balance sheets as of December 31, 2021 and 2020, by accounting designation (e.g., whether the derivatives were designated in qualifying hedge accounting relationships or not) and contract type.

Free-standing derivative receivables and payables(a)
	Gross derivative receivables						Gross derivative payables
December 31, 2021 (in millions)	Not designated as hedges		Designated as hedges	Total derivative receivables	Net derivative receivables(b)		Not designated as hedges		Designated as hedges	Total derivative payables	Net derivative payables(b)
Trading assets and liabilities
Interest rate	$270,562		$23	$270,585	$21,974		$240,731		$—	$240,731	$8,194
Credit	9,839		—	9,839	1,031		10,912		—	10,912	880
Foreign exchange	169,186		393	169,579	12,625		174,622		1,124	175,746	14,097
Equity	68,631		—	68,631	9,981		79,727		—	79,727	17,233
Commodity	21,233		5,420	26,653	11,470		20,837		7,091	27,928	9,712
Total fair value of trading assets and liabilities	$539,451		$5,836	$545,287	$57,081		$526,829		$8,215	$535,044	$50,116

	Gross derivative receivables						Gross derivative payables
December 31, 2020 (in millions)	Not designated as hedges		Designated as hedges	Total derivative receivables	Net derivative receivables(b)		Not designated as hedges		Designated as hedges	Total derivative payables	Net derivative payables(b)
Trading assets and liabilities
Interest rate	$390,817	(c)	$831	$391,648	$35,725		$353,987	(c)	$—	$353,987	$13,012
Credit	13,345	(c)	—	13,345	680		14,832	(c)	—	14,832	1,995
Foreign exchange	205,359		901	206,260	15,781		214,229		1,697	215,926	21,433
Equity	70,612	(c)	—	70,612	16,487	(c)	81,413		—	81,413	25,898
Commodity	20,579		924	21,503	6,771		20,834		1,895	22,729	8,285
Total fair value of trading assets and liabilities	$700,712		$2,656	$703,368	$75,444		$685,295		$3,592	$688,887	$70,623
(a)Balances exclude structured notes for which the fair value option has been elected. Refer to Note 3 for further information.
(b)As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral receivables and payables when a legally enforceable master netting agreement exists.
(c)Prior-period amounts have been revised to conform with the current presentation.

200	JPMorgan Chase & Co./2021 Form 10-K

Derivatives netting
The following tables present, as of December 31, 2021 and 2020, gross and net derivative receivables and payables by contract and settlement type. Derivative receivables and payables, as well as the related cash collateral from the same counterparty, have been netted on the Consolidated balance sheets where the Firm has obtained an appropriate legal opinion with respect to the master netting agreement. Where such a legal opinion has not been either sought or obtained, amounts are not eligible for netting on the Consolidated balance sheets, and those derivative receivables and payables are shown separately in the tables below.
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

	2021				2020
December 31, (in millions)	Gross derivative receivables	Amounts netted on the Consolidated balance sheets	Net derivative receivables		Gross derivative receivables		Amounts netted on the Consolidated balance sheets		Net derivative receivables
U.S. GAAP nettable derivative receivables
Interest rate contracts:
OTC	$251,953	$(234,283)	$17,670		$367,214	(e)	$(337,609)	(e)	$29,605
OTC–cleared	14,144	(13,839)	305		18,340		(17,919)		421
Exchange-traded(a)	498	(489)	9		554		(395)		159
Total interest rate contracts	266,595	(248,611)	17,984		386,108		(355,923)		30,185
Credit contracts:
OTC	8,035	(7,177)	858		8,894	(e)	(8,356)	(e)	538
OTC–cleared	1,671	(1,631)	40		4,326		(4,309)		17
Total credit contracts	9,706	(8,808)	898		13,220		(12,665)		555
Foreign exchange contracts:
OTC	166,185	(156,251)	9,934		201,349		(189,655)		11,694
OTC–cleared	789	(703)	86		834		(819)		15
Exchange-traded(a)	6	—	6		35		(5)		30
Total foreign exchange contracts	166,980	(156,954)	10,026		202,218		(190,479)		11,739
Equity contracts:
OTC	25,704	(23,977)	1,727		29,844	(e)	(27,374)		2,470
Exchange-traded(a)	36,095	(34,673)	1,422		28,294		(26,751)		1,543
Total equity contracts	61,799	(58,650)	3,149		58,138		(54,125)		4,013
Commodity contracts:
OTC	15,063	(6,868)	8,195		10,924		(7,901)		3,023
OTC–cleared	49	(49)	—		20		(20)		—
Exchange-traded(a)	8,279	(8,266)	13		6,833		(6,811)		22
Total commodity contracts	23,391	(15,183)	8,208		17,777		(14,732)		3,045
Derivative receivables with appropriate legal opinion	528,471	(488,206)	40,265	(d)	677,461		(627,924)		49,537	(d)
Derivative receivables where an appropriate legal opinion has not been either sought or obtained	16,816		16,816		25,907				25,907
Total derivative receivables recognized on the Consolidated balance sheets	$545,287		$57,081		$703,368				$75,444
Collateral not nettable on the Consolidated balance sheets(b)(c)			(10,102)						(14,806)
Net amounts			$46,979						$60,638

JPMorgan Chase & Co./2021 Form 10-K	201

Notes to consolidated financial statements

	2021				2020
December 31, (in millions)	Gross derivative payables	Amounts netted on the Consolidated balance sheets	Net derivative payables		Gross derivative payables		Amounts netted on the Consolidated balance sheets		Net derivative payables
U.S. GAAP nettable derivative payables
Interest rate contracts:
OTC	$223,576	$(216,757)	$6,819		$332,214	(e)	$(321,140)	(e)	$11,074
OTC–cleared	15,695	(15,492)	203		19,710		(19,494)		216
Exchange-traded(a)	292	(288)	4		358		(341)		17
Total interest rate contracts	239,563	(232,537)	7,026		352,282		(340,975)		11,307
Credit contracts:
OTC	9,021	(8,421)	600		10,311	(e)	(8,781)	(e)	1,530
OTC–cleared	1,679	(1,611)	68		4,075		(4,056)		19
Total credit contracts	10,700	(10,032)	668		14,386		(12,837)		1,549
Foreign exchange contracts:
OTC	171,610	(160,946)	10,664		210,803		(193,672)		17,131
OTC–cleared	706	(703)	3		836		(819)		17
Exchange-traded(a)	7	—	7		34		(2)		32
Total foreign exchange contracts	172,323	(161,649)	10,674		211,673		(194,493)		17,180
Equity contracts:
OTC	31,379	(27,830)	3,549		35,330		(28,763)		6,567
Exchange-traded(a)	40,621	(34,664)	5,957		34,491		(26,752)		7,739
Total equity contracts	72,000	(62,494)	9,506		69,821		(55,515)		14,306
Commodity contracts:
OTC	14,874	(9,667)	5,207		10,365		(7,544)		2,821
OTC–cleared	73	(73)	—		32		(32)		—
Exchange-traded(a)	8,954	(8,476)	478		7,391		(6,868)		523
Total commodity contracts	23,901	(18,216)	5,685		17,788		(14,444)		3,344
Derivative payables with appropriate legal opinion	518,487	(484,928)	33,559	(d)	665,950		(618,264)		47,686	(d)
Derivative payables where an appropriate legal opinion has not been either sought or obtained	16,557		16,557		22,937				22,937
Total derivative payables recognized on the Consolidated balance sheets	$535,044		$50,116		$688,887				$70,623
Collateral not nettable on the Consolidated balance sheets(b)(c)			(5,872)						(11,964)
Net amounts			$44,244						$58,659
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
(d)Net derivatives receivable included cash collateral netted of $67.6 billion and $88.0 billion at December 31, 2021 and 2020, respectively. Net derivatives payable included cash collateral netted of $64.3 billion and $78.4 billion at December 31, 2021 and 2020, respectively. Derivative cash collateral relates to OTC and OTC-cleared derivative instruments.
(e)Prior-period amounts have been revised to conform with the current presentation.

202	JPMorgan Chase & Co./2021 Form 10-K

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
While derivative receivables expose the Firm to credit risk, derivative payables expose the Firm to liquidity risk, as the derivative contracts typically require the Firm to post cash or securities collateral with counterparties as the fair value of the contracts moves in the counterparties’ favor or upon specified downgrades in the Firm’s and its subsidiaries’ respective credit ratings. Certain derivative contracts also provide for termination of the contract, generally upon a downgrade of either the Firm or the counterparty, at the fair value of the derivative contracts. The following table shows the aggregate fair value of net derivative payables related to OTC and OTC-cleared derivatives that contain contingent collateral or termination features that may be triggered upon a ratings downgrade, and the associated collateral the Firm has posted in the normal course of business, at December 31, 2021 and 2020.

OTC and OTC-cleared derivative payables containing downgrade triggers
December 31, (in millions)	2021	2020
Aggregate fair value of net derivative payables	$20,114	$26,945	(a)
Collateral posted	19,402	26,289
(a)Prior-period amount has been revised to conform with the current presentation.
The following table shows the impact of a single-notch and two-notch downgrade of the long-term issuer ratings of JPMorgan Chase & Co. and its subsidiaries, predominantly JPMorgan Chase Bank, N.A., at December 31, 2021 and 2020, related to OTC and OTC-cleared derivative contracts with contingent collateral or termination features that may be triggered upon a ratings downgrade. Derivatives contracts generally require additional collateral to be posted or terminations to be triggered when the predefined rating threshold is breached. A downgrade by a single rating agency that does not result in a rating lower than a preexisting corresponding rating provided by another major rating agency will generally not result in additional collateral (except in certain instances in which additional initial margin may be required upon a ratings downgrade), nor in termination payment requirements. The liquidity impact in the table is calculated based upon a downgrade below the lowest current rating of the rating agencies referred to in the derivative contract.

Liquidity impact of downgrade triggers on OTC and OTC-cleared derivatives
	2021		2020
December 31, (in millions)	Single-notch downgrade	Two-notch downgrade	Single-notch downgrade	Two-notch downgrade
Amount of additional collateral to be posted upon downgrade(a)	$219	$1,577	$119	$1,243
Amount required to settle contracts with termination triggers upon downgrade(b)	98	787	153	1,682	(c)
(a)Includes the additional collateral to be posted for initial margin.
(b)Amounts represent fair values of derivative payables, and do not reflect collateral posted.
(c)Prior-period amount has been revised to conform with the current presentation.

Derivatives executed in contemplation of a sale of the underlying financial asset
In certain instances the Firm enters into transactions in which it transfers financial assets but maintains the economic exposure to the transferred assets by entering into a derivative with the same counterparty in contemplation of the initial transfer. The Firm generally accounts for such transfers as collateralized financing transactions as described in Note 11, but in limited circumstances they may qualify to be accounted for as a sale and a derivative under U.S. GAAP. The amount of such transfers accounted for as a sale where the associated derivative was outstanding was not material at both December 31, 2021 and 2020.

JPMorgan Chase & Co./2021 Form 10-K	203

Notes to consolidated financial statements
Impact of derivatives on the Consolidated statements of income
The following tables provide information related to gains and losses recorded on derivatives based on their hedge accounting designation or purpose.
Fair value hedge gains and losses
The following tables present derivative instruments, by contract type, used in fair value hedge accounting relationships, as well as pre-tax gains/(losses) recorded on such derivatives and the related hedged items for the years ended December 31, 2021, 2020 and 2019, respectively. The Firm includes gains/(losses) on the hedging derivative in the same line item in the Consolidated statements of income as the related hedged item.

	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
Year ended December 31, 2021 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$(4,323)	$6,363	$2,040	$—	$2,159	$—
Foreign exchange(c)	(1,317)	1,349	32	(286)	32	(26)
Commodity(d)	(9,609)	9,710	101	—	72	—
Total	$(15,249)	$17,422	$2,173	$(286)	$2,263	$(26)

	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
Year ended December 31, 2020 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$2,962	$(1,889)	$1,073	$—	$1,093	$—
Foreign exchange(c)	793	(619)	174	(457)	174	25
Commodity(d)	(2,507)	2,650	143	—	137	—
Total	$1,248	$142	$1,390	$(457)	$1,404	$25

	Gains/(losses) recorded in income			Income statement impact of excluded components(e)		OCI impact
Year ended December 31, 2019 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(f)
Contract type
Interest rate(a)(b)	$3,204	$(2,373)	$831	$—	$828	$—
Foreign exchange(c)	154	328	482	(866)	482	39
Commodity(d)	(77)	148	71	—	63	—
Total	$3,281	$(1,897)	$1,384	$(866)	$1,373	$39
(a)Primarily consists of hedges of the benchmark (e.g., London Interbank Offered Rate (“LIBOR”), Secured Overnight Financing Rate (“SOFR”)) interest rate risk of fixed-rate long-term debt and AFS securities. Gains and losses were recorded in net interest income.
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

204	JPMorgan Chase & Co./2021 Form 10-K

As of December 31, 2021 and 2020, the following amounts were recorded on the Consolidated balance sheets related to certain cumulative fair value hedge basis adjustments that are expected to reverse through the income statement in future periods as an adjustment to yield.

	Carrying amount of the hedged items(a)(b)		Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged items:
December 31, 2021 (in millions)			Active hedging relationships(d)	Discontinued hedging relationships(d)(e)	Total
Assets
Investment securities - AFS	$65,746	(c)	$417	$661	$1,078
Liabilities
Long-term debt	$195,642		$(1,999)	$8,834	$6,835
Beneficial interests issued by consolidated VIEs	749		—	(1)	(1)

	Carrying amount of the hedged items(a)(b)		Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged items:
December 31, 2020 (in millions)			Active hedging relationships(d)	Discontinued hedging relationships(d)(e)	Total
Assets
Investment securities - AFS	$139,684	(c)	$3,572	$847	$4,419
Liabilities
Long-term debt	$177,611		$3,194	$11,473	$14,667
Beneficial interests issued by consolidated VIEs	746		—	(3)	(3)
(a)Excludes physical commodities with a carrying value of $25.7 billion and $11.5 billion at December 31, 2021 and 2020, respectively, to which the Firm applies fair value hedge accounting. As a result of the application of hedge accounting, these inventories are carried at fair value, thus recognizing unrealized gains and losses in current periods. Since the Firm exits these positions at fair value, there is no incremental impact to net income in future periods.
(b)Excludes hedged items where only foreign currency risk is the designated hedged risk, as basis adjustments related to foreign currency hedges will not reverse through the income statement in future periods. At December 31, 2021 and 2020, the carrying amount excluded for AFS securities is $14.0 billion and $14.5 billion, respectively, and for long-term debt is $10.8 billion and $6.6 billion, respectively.
(c)Carrying amount represents the amortized cost, net of allowance if applicable. Refer to Note 10 for additional information.
(d)Positive amounts related to assets represent cumulative fair value hedge basis adjustments that will reduce net interest income in future periods. Positive (negative) amounts related to liabilities represent cumulative fair value hedge basis adjustments that will increase (reduce) net interest income in future periods.
(e)Represents basis adjustments existing on the balance sheet date associated with hedged items that have been de-designated from qualifying fair value hedging relationships.

JPMorgan Chase & Co./2021 Form 10-K	205

Notes to consolidated financial statements
Cash flow hedge gains and losses
The following tables present derivative instruments, by contract type, used in cash flow hedge accounting relationships, and the pre-tax gains/(losses) recorded on such derivatives, for the years ended December 31, 2021, 2020 and 2019, respectively. The Firm includes the gains/(losses) on the hedging derivative in the same line item in the Consolidated statements of income as the change in cash flows on the related hedged item.

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Year ended December 31, 2021 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$1,032	$(2,370)	$(3,402)
Foreign exchange(b)	190	67	(123)
Total	$1,222	$(2,303)	$(3,525)

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Year ended December 31, 2020 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$570	$3,582	$3,012
Foreign exchange(b)	—	41	41
Total	$570	$3,623	$3,053

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Year ended December 31, 2019 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$(28)	$(3)	$25
Foreign exchange(b)	(75)	125	200
Total	$(103)	$122	$225
(a)Primarily consists of hedges of contractually specified floating-rate (e.g., LIBOR and SOFR-indexed) assets and liabilities. Gains and losses were recorded in net interest income.
(b)Primarily consists of hedges of the foreign currency risk of non-U.S. dollar-denominated revenue and expense. The income statement classification of gains and losses follows the hedged item – primarily noninterest revenue and compensation expense.
The Firm did not experience any forecasted transactions that failed to occur for the years ended 2021, 2020 and 2019.
Over the next 12 months, the Firm expects that approximately $671 million (after-tax) of net gains recorded in AOCI at December 31, 2021, related to cash flow hedges will be recognized in income. For cash flow hedges that have been terminated, the maximum length of time over which the derivative results recorded in AOCI will be recognized in earnings is approximately eight years, corresponding to the timing of the originally hedged forecasted cash flows. For open cash flow hedges, the maximum length of time over which forecasted transactions are hedged is approximately six years. The Firm’s longer-dated forecasted transactions relate to core lending and borrowing activities.
Net investment hedge gains and losses
The following table presents hedging instruments, by contract type, that were used in net investment hedge accounting relationships, and the pre-tax gains/(losses) recorded on such instruments for the years ended December 31, 2021, 2020 and 2019.

	2021		2020		2019
Year ended December 31, (in millions)	Amounts recorded in income(a)(b)	Amounts recorded in OCI	Amounts recorded in income(a)(b)	Amounts recorded in OCI	Amounts recorded in income(a)(b)	Amounts recorded in OCI
Foreign exchange derivatives	$(228)	$2,452	$(122)	$(1,408)	$72	$64
(a)Certain components of hedging derivatives are permitted to be excluded from the assessment of hedge effectiveness, such as forward points on foreign exchange forward contracts. The Firm elects to record changes in fair value of these amounts directly in other income.
(b)Excludes amounts reclassified from AOCI to income on the sale or liquidation of hedged entities. The amount reclassified for the year ended December 31, 2021 was not material. The Firm reclassified net pre-tax gains of $3 million and $18 million to other income related to the liquidation of certain legal entities during the years ended December 31, 2020 and 2019, respectively. Refer to Note 24 for further information.

206	JPMorgan Chase & Co./2021 Form 10-K

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

	Derivatives gains/(losses) recorded in income
Year ended December 31, (in millions)	2021	2020	2019
Contract type
Interest rate(a)	$1,078	$2,994	$1,491
Credit(b)	(94)	(176)	(30)
Foreign exchange(c)	94	43	(5)
Total	$1,078	$2,861	$1,456
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
The Firm is both a purchaser and seller of protection in the credit derivatives market and uses these derivatives for two primary purposes. First, in its capacity as a market-maker, the Firm actively manages a portfolio of credit derivatives by purchasing and selling credit protection, predominantly on corporate debt obligations, to meet the needs of customers. Second, as an end-user, the Firm uses credit derivatives to manage credit risk associated with lending exposures (loans and unfunded commitments) in its wholesale and consumer businesses and derivatives counterparty exposures in its wholesale businesses, and to manage the credit risk arising from certain financial instruments in the Firm’s market-making businesses. Following is a summary of various types of credit derivatives.

JPMorgan Chase & Co./2021 Form 10-K	207

Notes to consolidated financial statements
Credit default swaps
Credit derivatives may reference the credit of either a single reference entity (“single-name”), broad-based index or portfolio. The Firm purchases and sells protection on both single- name and index-reference obligations. Single-name CDS and index CDS contracts are either OTC or OTC-cleared derivative contracts. Single-name CDS are used to manage the default risk of a single reference entity, while index CDS contracts are used to manage the credit risk associated with the broader credit markets or credit market segments. Like the S&P 500 and other market indices, a CDS index consists of a portfolio of CDS across many reference entities. New series of CDS indices are periodically established with a new underlying portfolio of reference entities to reflect changes in the credit markets. If one of the reference entities in the index experiences a credit event, then the reference entity that defaulted is removed from the index. CDS can also be referenced against specific portfolios of reference names or against customized exposure levels based on specific client demands: for example, to provide protection against the first $1 million of realized credit losses in a $10 million portfolio of exposure. Such structures are commonly known as tranche CDS.
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
The following tables present a summary of the notional amounts of credit derivatives and credit-related notes the Firm sold and purchased as of December 31, 2021 and 2020. Upon a credit event, the Firm as a seller of protection would typically pay out only a percentage of the full notional amount of net protection sold, as the amount actually required to be paid on the contracts takes into account the recovery value of the reference obligation at the time of settlement. The Firm manages the credit risk on contracts to sell protection by purchasing protection with identical or similar underlying reference entities. Other purchased protection referenced in the following tables includes credit derivatives bought on related, but not identical, reference positions (including indices, portfolio coverage and other reference points) as well as protection purchased by CIB through credit-related notes primarily in its market-making businesses. In addition, the Firm obtains credit protection against certain loans in the retained consumer portfolio through the issuance of credit-related notes. Since these credit-related notes are not part of the market-making businesses they are not included in the table below.

208	JPMorgan Chase & Co./2021 Form 10-K

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

Total credit derivatives and credit-related notes
	Maximum payout/Notional amount
	Protection sold		Protection purchased with identical underlyings(c)	Net protection (sold)/purchased(d)	Other protection purchased(e)
December 31, 2021 (in millions)
Credit derivatives
Credit default swaps	$(443,481)		$458,180	$14,699	$2,269
Other credit derivatives(a)	(56,130)		79,586	23,456	13,435
Total credit derivatives	(499,611)		537,766	38,155	15,704
Credit-related notes(b)	—		—	—	9,437
Total	$(499,611)		$537,766	$38,155	$25,141

	Maximum payout/Notional amount
	Protection sold		Protection purchased with identical underlyings(c)	Net protection (sold)/purchased(d)	Other protection purchased(e)
December 31, 2020 (in millions)
Credit derivatives
Credit default swaps	$(533,900)	(f)	$552,021 (f)	$18,121	$2,786	(f)
Other credit derivatives(a)	(40,084)		57,344	17,260	10,630	(f)
Total credit derivatives	(573,984)		609,365	35,381	13,416
Credit-related notes(b)	—		—	—	10,248
Total	$(573,984)		$609,365	$35,381	$23,664
(a)Other credit derivatives predominantly consist of credit swap options and total return swaps.
(b)Represents Other protection purchased by CIB, primarily in its market-making businesses.
(c)Represents the total notional amount of protection purchased where the underlying reference instrument is identical to the reference instrument on protection sold; the notional amount of protection purchased for each individual identical underlying reference instrument may be greater or lower than the notional amount of protection sold.
(d)Does not take into account the fair value of the reference obligation at the time of settlement, which would generally reduce the amount the seller of protection pays to the buyer of protection in determining settlement value.
(e)Represents protection purchased by the Firm on referenced instruments (single-name, portfolio or index) where the Firm has not sold any protection on the identical reference instrument.
(f)Prior-period amounts have been revised to conform with the current presentation.

JPMorgan Chase & Co./2021 Form 10-K	209

Notes to consolidated financial statements
The following tables summarize the notional amounts by the ratings, maturity profile, and total fair value, of credit derivatives as of December 31, 2021 and 2020, where JPMorgan Chase is the seller of protection. The maturity profile is based on the remaining contractual maturity of the credit derivative contracts. The ratings profile is based on the rating of the reference entity on which the credit derivative contract is based. The ratings and maturity profile of credit derivatives where JPMorgan Chase is the purchaser of protection are comparable to the profile reflected below.

Protection sold – credit derivatives ratings(a)/maturity profile
December 31, 2021 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)	Fair value of payables(b)	Net fair value
Risk rating of reference entity
Investment-grade	$(91,155)	$(255,106)	$(29,035)	$(375,296)	$3,645	$(623)	$3,022
Noninvestment-grade	(32,175)	(84,851)	(7,289)	(124,315)	2,630	(2,003)	627
Total	$(123,330)	$(339,957)	$(36,324)	$(499,611)	$6,275	$(2,626)	$3,649

December 31, 2020 (in millions)	<1 year		1–5 years		>5 years	Total notional amount	Fair value of receivables(b)		Fair value of payables(b)		Net fair value
Risk rating of reference entity
Investment-grade	$(93,529)	(c)	$(306,830)	(c)	$(35,326)	$(435,685)	$5,372	(c)	$(834)	(c)	$4,538
Noninvestment-grade	(31,809)		(97,337)		(9,153)	(138,299)	3,953		(2,542)		1,411
Total	$(125,338)		$(404,167)		$(44,479)	$(573,984)	$9,325		$(3,376)		$5,949
(a)The ratings scale is primarily based on external credit ratings defined by S&P and Moody’s.
(b)Amounts are shown on a gross basis, before the benefit of legally enforceable master netting agreements including cash collateral netting.
(c)Prior-period amounts have been revised to conform with the current presentation.

210	JPMorgan Chase & Co./2021 Form 10-K

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
The following table presents the components of investment banking fees.

Year ended December 31, (in millions)	2021	2020	2019
Underwriting
Equity	$3,969	$2,759	$1,648
Debt	4,853	4,362	3,513
Total underwriting	8,822	7,121	5,161
Advisory	4,394	2,365	2,340
Total investment banking fees	$13,216	$9,486	$7,501
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

JPMorgan Chase & Co./2021 Form 10-K	211

Notes to consolidated financial statements

Year ended December 31, (in millions)	2021	2020	2019
Trading revenue by instrument type
Interest rate(a)	$1,646	$2,575	$2,739
Credit(b)	2,691	2,753	1,628
Foreign exchange	2,787	4,253	3,179
Equity	7,773	6,171	5,589
Commodity	1,428	2,088	1,133
Total trading revenue	16,325	17,840	14,268
Private equity gains/(losses)	(21)	181	(250)
Principal transactions	$16,304	$18,021	$14,018
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
The following table presents the components of lending- and deposit-related fees.

Year ended December 31, (in millions)	2021	2020	2019
Lending-related fees	$1,472	$1,271	$1,184
Deposit-related fees	5,560	5,240	5,442
Total lending- and deposit-related fees	$7,032	$6,511	$6,626
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
outside services expense.
The following table presents the components of Firmwide asset management, administration and commissions.

Year ended December 31, (in millions)	2021	2020	2019
Asset management fees
Investment management fees(a)	$14,027	$11,694	$10,865
All other asset management fees(b)	378	338	315
Total asset management fees	14,405	12,032	11,180

Total administration fees(c)	2,554	2,249	2,197

Commissions and other fees
Brokerage commissions(d)	3,046	2,959	2,439
All other commissions and fees	1,024	937	1,092
Total commissions and fees	4,070	3,896	3,531
Total asset management, administration and commissions	$21,029	$18,177	$16,908
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
Mortgage fees and related income
This revenue category reflects CCB’s Home Lending production and net mortgage servicing revenue.
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

212	JPMorgan Chase & Co./2021 Form 10-K

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
The following table presents the components of card income:

Year ended December 31, (in millions)	2021	2020	2019
Interchange and merchant processing income	$23,592	$18,563	$20,370
Reward costs and partner payments	(17,868)	(13,637)	(14,540)
Other card income(a)	(622)	(491)	(754)
Total card income	$5,102	$4,435	$5,076
(a)Predominantly represents the amortization of account origination costs and annual fees, which are deferred and recognized on a straight-line basis over a 12-month period.
Card income is earned primarily by CCB, CIB and CB. Refer to Note 32 for segment results.
Refer to Note 18 for information on operating lease income included within other income.
Noninterest expense
Other expense
Other expense on the Firm’s Consolidated statements of income included the following:

Year ended December 31, (in millions)	2021	2020	2019
Legal expense	$426	$1,115	$239

JPMorgan Chase & Co./2021 Form 10-K	213

Notes to consolidated financial statements
Note 7 – Interest income and Interest expense
Interest income and interest expense are recorded in the Consolidated statements of income and classified based on the nature of the underlying asset or liability.
The following table presents the components of interest income and interest expense:

Year ended December 31, (in millions)	2021	2020	2019
Interest income
Loans(a)	$41,537	$43,758	$51,855
Taxable securities	6,460	7,843	7,962
Non-taxable securities(b)	1,063	1,184	1,329
Total investment securities(a)	7,523	9,027	9,291
Trading assets - debt instruments	6,825	7,832	9,141
Federal funds sold and securities purchased under resale agreements	958	2,436	6,146
Securities borrowed(c)	(385)	(302)	1,574
Deposits with banks	512	749	3,887
All other interest-earning assets(d)	894	1,023	2,146
Total interest income	$57,864	$64,523	$84,040
Interest expense
Interest bearing deposits	$531	$2,357	$8,957
Federal funds purchased and securities loaned or sold under repurchase agreements	274	1,058	4,630
Short-term borrowings(e)	126	372	1,248
Trading liabilities - debt and all other interest-bearing liabilities(c)(f)	257	195	2,585
Long-term debt	4,282	5,764	8,807
Beneficial interest issued by consolidated VIEs	83	214	568
Total interest expense	$5,553	$9,960	$26,795
Net interest income	$52,311	$54,563	$57,245
Provision for credit losses	(9,256)	17,480	5,585
Net interest income after provision for credit losses	$61,567	$37,083	$51,660
(a)Includes the amortization/accretion of unearned income (e.g., purchase premiums/discounts and net deferred fees/costs).
(b)Represents securities that are tax-exempt for U.S. federal income tax purposes.
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
Interest income and interest expense includes the current-period interest accruals for financial instruments measured at fair value, except for derivatives and financial instruments containing embedded derivatives that would be separately accounted for in accordance with U.S. GAAP, absent the fair value option election; for those instruments, all changes in fair value including any interest elements, are primarily reported in principal transactions revenue. For financial instruments that are not measured at fair value, the related interest is included within interest income or interest expense, as applicable. Refer to Notes 12, 10, 11 and 20 for further information on accounting for interest income and interest expense related to loans, investment securities, securities financing activities (i.e., securities purchased or sold under resale or repurchase agreements; securities borrowed; and securities loaned) and long-term debt, respectively.

214	JPMorgan Chase & Co./2021 Form 10-K

Note 8 – Pension and other postretirement
employee benefit plans
The Firm has various defined benefit pension plans and OPEB plans that provide benefits to its employees in the U.S. and certain non-U.S. locations. Substantially all the defined benefit pension plans are closed to new participants. The principal defined benefit pension plan in the U.S., which covered substantially all U.S. employees, was closed to new participants and frozen for existing participants on January 1, 2020, (and January 1, 2019 for new hires on or after December 2, 2017). Interest credits continue to accrue to participants’ accounts based on their accumulated balances.
The Firm maintains funded and unfunded postretirement benefit plans that provide medical and life insurance for certain eligible employees and retirees as well as their dependents covered under these programs. None of these plans have a material impact on the Firm’s Consolidated Financial Statements.
The Firm also provides a qualified defined contribution plan in the U.S. and maintains other similar arrangements in certain non-U.S. locations. The most significant of these plans is the JPMorgan Chase 401(k) Savings Plan (“the 401(k) Savings Plan”), which covers substantially all U.S. employees. Employees can contribute to the 401(k) Savings Plan on a pretax and/or Roth 401(k) after-tax basis. The Firm makes an annual matching contribution as well as an annual profit-sharing contribution to the 401(k) Savings Plan on behalf of eligible participants.
The following table presents the pretax benefit obligations, plan assets, the net funded status, and the amounts recorded in AOCI on the Consolidated balance sheets for the Firm’s defined benefit pension and OPEB plans.

As of or for the year ended December 31,	Defined benefit pension and OPEB plans
(in millions)	2021	2020
Projected benefit obligations	$(18,046)	$(19,137)
Fair value of plan assets	25,692	25,417
Net funded status	7,646	6,280
Accumulated other comprehensive income/(loss)	(453)	(1,586)
The weighted-average discount rate used to value the benefit obligations as of December 31, 2021 and 2020, was 2.54% and 2.17%, respectively.
Gains and losses
Gains or losses resulting from changes in the benefit obligation and the fair value of plan assets are recorded in OCI. Amortization of net gains or losses are recognized as part of the net periodic benefit cost over subsequent periods, if, as of the beginning of the year, the net gain or loss exceeds 10% of the greater of the projected benefit obligation or the fair value of the plan assets. Amortization is generally over the average expected remaining lifetime of plan participants, given the frozen status of most plans. For the years ended December 31, 2021 and 2020, the net gain was predominantly attributable to a market-driven increase in the fair value of plan assets and changes in the discount rate.
The following table presents the components of net periodic benefit costs reported in the Consolidated statements of income for the Firm’s defined benefit pension, defined contribution and OPEB plans, and in other comprehensive income for the defined benefit pension and OPEB plans.

	Pension and OPEB plans
Year ended December 31, (in millions)	2021	2020	2019
Total net periodic defined benefit plan cost/(credit)	$(201)	$(285)	$144
Total defined contribution plans	1,333	1,332	952
Total pension and OPEB cost included in noninterest expense	$1,132	$1,047	$1,096
Total recognized in other comprehensive income	$(1,129)	$(214)	$(1,157)
The following table presents the weighted-average actuarial assumptions used to determine the net periodic benefit costs for the defined benefit pension and OPEB plans.

	Defined benefit pension and OPEB plans
Year ended December 31,	2021	2020	2019
Discount rate	2.17%	2.93%	3.89%
Expected long-term rate of return on plan assets	2.97%	3.91%	5.08%

JPMorgan Chase & Co./2021 Form 10-K	215

Notes to consolidated financial statements
Plan assumptions
The Firm’s expected long-term rate of return is a blended weighted average, by asset allocation of the projected long-term returns for the various asset classes, taking into consideration local market conditions and the specific allocation of plan assets. Returns on asset classes are developed using a forward-looking approach and are not strictly based on historical returns, with consideration given to current market conditions and the portfolio mix of each plan.
The discount rates used in determining the benefit obligations are generally provided by the Firm’s actuaries, with the Firm’s principal defined benefit pension plan using a rate that was selected by reference to the yields on portfolios of bonds with maturity dates and coupons that closely match each of the plan’s projected cash flows.
Investment strategy and asset allocation
The assets of the Firm’s defined benefit pension plans are held in various trusts and are invested in well-diversified portfolios of equity and fixed income securities, cash and cash equivalents, and alternative investments. The Firm regularly reviews the asset allocations and asset managers, as well as other factors that could impact the portfolios, which are rebalanced when deemed necessary. The approved asset allocation ranges by asset class for the Firm’s principal defined benefit plan are 42-100% debt securities, 0-40% equity securities, 0-3% real estate, and 0-12% alternatives as of December 31, 2021.
As of December 31, 2021, assets held by the Firm’s defined benefit pension and OPEB plans do not include securities issued by JPMorgan Chase or its affiliates, except through indirect exposures through investments in exchange traded funds, mutual funds and collective investment funds managed by third-parties. The defined benefit pension and OPEB plans hold investments that are sponsored or managed by affiliates of JPMorgan Chase in the amount of $2.5 billion and $2.7 billion, as of December 31, 2021 and 2020, respectively.
Fair value measurement of the plans’ assets and liabilities
Refer to Note 2 for information on fair value measurements, including descriptions of level 1, 2, and 3 of the fair value hierarchy and the valuation methods employed by the Firm.

Pension plan assets and liabilities measured at fair value
	Defined benefit pension and OPEB plans
	2021				2020
December 31, (in millions)	Level 1(a)	Level 2(b)	Level 3(c)	Total fair value	Level 1(a)	Level 2(b)	Level 3(c)	Total fair value
Assets measured at fair value classified in fair value hierarchy	$6,541	$12,315	$3,172	$22,028	$7,031	$12,384	$2,952	$22,367
Assets measured at fair value using NAV as practical expedient not classified in fair value hierarchy				3,960				3,651
Net defined benefit pension plan payables not classified in fair value hierarchy				(296)				(601)
Total fair value of plan assets				$25,692				$25,417
(a) Consists largely of equity securities.
(b) Consists largely of corporate debt securities.
(c) Consists of corporate-owned life insurance policies and participating annuity contracts.

216	JPMorgan Chase & Co./2021 Form 10-K

Changes in level 3 fair value measurements using significant unobservable inputs
Investments classified in level 3 of the fair value hierarchy increased $220 million in 2021 from $3.0 billion to $3.2 billion, predominantly due to $332 million in unrealized gains, partially offset by $94 million in settlements. In 2020, there was an increase of $263 million, from $2.7 billion to $3.0 billion consisting of $343 million in unrealized gains and $33 million of transfers into level 3, partially offset by $118 million in settlements.
Estimated future benefit payments
The following table presents benefit payments expected to be paid for the defined benefit pension and OPEB plans for the years indicated.

Year ended December 31, (in millions)	Defined benefit pension and OPEB plans
2022	$1,124
2023	1,106
2024	1,082
2025	1,036
2026	1,016
Years 2027–2031	4,740

JPMorgan Chase & Co./2021 Form 10-K	217

Notes to consolidated financial statements
Note 9 – Employee share-based incentives
Employee share-based awards
In 2021, 2020 and 2019, JPMorgan Chase granted long-term share-based awards to certain employees under its LTIP, as amended and restated effective May 15, 2018, and subsequently amended effective May 18, 2021. Under the terms of the LTIP, as of December 31, 2021, 83 million shares of common stock were available for issuance through May 2025. The LTIP is the only active plan under which the Firm is currently granting share-based incentive awards. In the following discussion, the LTIP, plus prior Firm plans and plans assumed as the result of acquisitions, are referred to collectively as the “LTI Plans,” and such plans constitute the Firm’s share-based incentive plans.
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
Under the LTI Plans, stock appreciation rights (“SARs”) and stock options have generally been granted with an exercise price equal to the fair value of JPMorgan Chase’s common stock on the grant date. SARs and stock options generally expire ten years after the grant date. In 2021, the Firm awarded its Chairman and CEO and its President and Chief Operating Officer 1.5 million and 750,000 SARs, respectively. There were no material grants of SARs or stock options in 2020 and 2019.
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
The Firm’s policy for issuing shares upon settlement of employee share-based incentive awards is to issue either new shares of common stock or treasury shares. During 2021, 2020 and 2019, the Firm settled all of its employee share-based awards by issuing treasury shares.
Refer to Note 23 for further information on the classification of share-based awards for purposes of calculating earnings per share.

218	JPMorgan Chase & Co./2021 Form 10-K

RSUs, PSUs, SARs and stock options activity
Generally, compensation expense for RSUs and PSUs is measured based on the number of units granted multiplied by the stock price at the grant date, and for SARs and stock options, is measured at the grant date using the Black-Scholes valuation model. Compensation expense for these awards is recognized in net income as described previously. The following table summarizes JPMorgan Chase’s RSUs, PSUs, SARs and stock options activity for 2021.

	RSUs/PSUs		SARs/Options
Year ended December 31, 2021	Number of units	Weighted-average grant date fair value	Number of awards	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic value
(in thousands, except weighted-average data, and where otherwise stated)
Outstanding, January 1	47,510	$112.85	3,124	$41.25
Granted	20,347	138.98	2,250	152.19
Exercised or vested	(20,235)	107.26	(2,005)	39.08
Forfeited	(2,217)	126.77	—	—
Canceled	NA	NA	—	—
Outstanding, December 31	45,405	$126.32	3,369	$116.62	6.8	$141,872
Exercisable, December 31	NA	NA	1,119	45.14	0.9	127,030
The total fair value of RSUs that vested during the years ended December 31, 2021, 2020 and 2019, was $2.9 billion, $2.8 billion and $2.9 billion, respectively. The total intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019, was $232 million, $182 million and $503 million, respectively.
Compensation expense
The Firm recognized the following noncash compensation expense related to its various employee share-based incentive plans in its Consolidated statements of income.

Year ended December 31, (in millions)	2021	2020	2019
Cost of prior grants of RSUs, PSUs, SARs and stock options that are amortized over their applicable vesting periods	$1,161	$1,101	$1,141
Accrual of estimated costs of share-based awards to be granted in future periods, predominantly those to full-career eligible employees	1,768	1,350	1,115
Total noncash compensation expense related to employee share-based incentive plans	$2,929	$2,451	$2,256
At December 31, 2021, approximately $862 million (pretax) of compensation expense related to unvested awards had not yet been charged to net income. That cost is expected to be amortized into compensation expense over a weighted-average period of 1.8 years. The Firm does not capitalize any compensation expense related to share-based compensation awards to employees.
Tax benefits
Income tax benefits (including tax benefits from dividends or dividend equivalents) related to share-based incentive arrangements recognized in the Firm’s Consolidated statements of income for the years ended December 31, 2021, 2020 and 2019, were $957 million, $837 million and $895 million, respectively.

JPMorgan Chase & Co./2021 Form 10-K	219

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
Transfers of securities from AFS to HTM are non-cash transactions and are recorded at fair value.

220	JPMorgan Chase & Co./2021 Form 10-K

The amortized costs and estimated fair values of the investment securities portfolio were as follows for the dates indicated.

	2021				2020
December 31, (in millions)	Amortized cost(b)(c)	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost(b)(c)	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale securities
Mortgage-backed securities:
U.S. GSEs and government agencies	$72,800	$736	$993	$72,543	$110,979	$2,372	$50	$113,301
Residential:
U.S.	2,128	38	2	2,164	6,246	224	3	6,467
Non-U.S.	3,882	25	1	3,906	3,751	20	5	3,766
Commercial	4,944	22	17	4,949	2,819	71	34	2,856
Total mortgage-backed securities	83,754	821	1,013	83,562	123,795	2,687	92	126,390
U.S. Treasury and government agencies	178,038	668	1,243	177,463	199,910	2,141	100	201,951
Obligations of U.S. states and municipalities	14,890	972	2	15,860	18,993	1,404	1	20,396
Non-U.S. government debt securities	16,163	92	46	16,209	22,587	354	13	22,928
Corporate debt securities	332	8	19	321	215	4	3	216
Asset-backed securities:
Collateralized loan obligations	9,674	6	18	9,662	10,055	24	31	10,048
Other	5,403	47	2	5,448	6,174	91	16	6,249
Total available-for-sale securities	308,254	2,614	2,343	308,525	381,729	6,705	256	388,178
Held-to-maturity securities(a)
Mortgage-backed securities:
U.S. GSEs and government agencies	102,556	1,400	853	103,103	107,889	2,968	29	110,828
U.S. Residential	7,316	1	106	7,211	4,345	8	30	4,323
Commercial	3,730	11	54	3,687	2,602	77	—	2,679
Total mortgage-backed securities	113,602	1,412	1,013	114,001	114,836	3,053	59	117,830
U.S. Treasury and government agencies	185,204	169	2,103	183,270	53,184	50	—	53,234
Obligations of U.S. states and municipalities	13,985	453	44	14,394	12,751	519	—	13,270
Asset-backed securities:
Collateralized loan obligations	48,869	75	22	48,922	21,050	90	2	21,138
Other	2,047	1	7	2,041	—	—	—	—
Total held-to-maturity securities	363,707	2,110	3,189	362,628	201,821	3,712	61	205,472
Total investment securities, net of allowance for credit losses	$671,961	$4,724	$5,532	$671,153	$583,550	$10,417	$317	$593,650
(a)The Firm purchased $111.8 billion, $12.4 billion and $13.4 billion of HTM securities for the years ended December 31, 2021, 2020 and 2019, respectively.
(b)The amortized cost of investment securities is reported net of allowance for credit losses of $42 million and $78 million at December 31, 2021 and 2020, respectively.
(c)Excludes $1.9 billion and $2.1 billion of accrued interest receivables at December 31, 2021 and 2020, respectively, included in accrued interest and accounts receivables on the Consolidated balance sheets. The Firm generally does not recognize an allowance for credit losses on accrued interest receivables, consistent with its policy to write them off no later than 90 days past due by reversing interest income. The Firm did not reverse through interest income any accrued interest receivables for the years ended December 31, 2021 and 2020.

At December 31, 2021, the investment securities portfolio consisted of debt securities with an average credit rating of AA+ (based upon external ratings where available, and where not available, based primarily upon internal risk ratings). Risk ratings are used to identify the credit quality of securities and differentiate risk within the portfolio. The Firm’s internal risk ratings generally align with the qualitative characteristics (e.g., borrower capacity to meet financial commitments and vulnerability to changes in the economic environment) defined by S&P and Moody’s, however the quantitative characteristics (e.g., probability of default (“PD”) and loss given default (“LGD”)) may differ as they reflect internal historical experiences and assumptions. Risk ratings are assigned at acquisition, reviewed on a regular and ongoing basis by Credit Risk Management and adjusted as necessary over the life of the investment for updated information affecting the issuer’s ability to fulfill its obligations.

JPMorgan Chase & Co./2021 Form 10-K	221

Notes to consolidated financial statements
AFS securities impairment
The following tables present the fair value and gross unrealized losses by aging category for AFS securities at December 31, 2021 and 2020. The tables exclude U.S. Treasury and government agency securities and U.S. GSE and government agency MBS with unrealized losses of $2.2 billion and $150 million, at December 31, 2021 and 2020, respectively; changes in the value of these securities are generally driven by changes in interest rates rather than changes in their credit profile given the explicit or implicit guarantees provided by the U.S. government.

	Available-for-sale securities with gross unrealized losses
	Less than 12 months		12 months or more
December 31, 2021 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale securities
Mortgage-backed securities:
Residential:
U.S.	$303	$1	$45	$1	$348	$2
Non-U.S.	133	1	—	—	133	1
Commercial	2,557	5	349	12	2,906	17
Total mortgage-backed securities	2,993	7	394	13	3,387	20
Obligations of U.S. states and municipalities	120	2	—	—	120	2
Non-U.S. government debt securities	5,060	37	510	9	5,570	46
Corporate debt securities	166	1	46	18	212	19
Asset-backed securities:
Collateralized loan obligations	8,110	18	208	—	8,318	18
Other	89	—	178	2	267	2
Total available-for-sale securities with gross unrealized losses	$16,538	$65	$1,336	$42	$17,874	$107

	Available-for-sale securities with gross unrealized losses
	Less than 12 months		12 months or more
December 31, 2020 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale securities
Mortgage-backed securities:
Residential:
U.S.	$562	$3	$32	$—	$594	$3
Non-U.S.	2,507	4	235	1	2,742	5
Commercial	699	18	124	16	823	34
Total mortgage-backed securities	3,768	25	391	17	4,159	42
Obligations of U.S. states and municipalities	49	1	—	—	49	1
Non-U.S. government debt securities	2,709	9	968	4	3,677	13
Corporate debt securities	91	3	5	—	96	3
Asset-backed securities:
Collateralized loan obligations	5,248	18	2,645	13	7,893	31
Other	268	1	685	15	953	16
Total available-for-sale securities with gross unrealized losses	$12,133	$57	$4,694	$49	$16,827	$106

222	JPMorgan Chase & Co./2021 Form 10-K

AFS securities are considered impaired if the fair value is less than the amortized cost.
The Firm recognizes impairment losses in earnings if the Firm has the intent to sell the debt security, or if it is more likely than not that the Firm will be required to sell the debt security before recovery of its amortized cost. In these circumstances the impairment loss recognized in investment securities gains/(losses) is equal to the full difference between the amortized cost (net of allowance if applicable) and the fair value of the security.
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

JPMorgan Chase & Co./2021 Form 10-K	223

Notes to consolidated financial statements
HTM securities – credit risk
Allowance for credit losses
The allowance for credit losses represents expected credit losses over the remaining expected life of HTM securities.
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
Credit quality indicator
The primary credit quality indicator for HTM securities is the risk rating assigned to each security. At both December 31, 2021 and 2020, all HTM securities were rated investment grade and were current and accruing, with approximately 98% rated at least AA+.

Allowance for credit losses on investment securities
The allowance for credit losses on investment securities was $42 million and $78 million as of December 31, 2021 and 2020, respectively. The allowance for credit losses on investment securities as of December 31, 2020 included a $10 million cumulative-effect adjustment to retained earnings upon the adoption of CECL on January 1, 2020.

Selected impacts of investment securities on the Consolidated statements of income

Year ended December 31, (in millions)	2021	2020	2019
Realized gains	$595	$3,080	$650
Realized losses	(940)	(2,278)	(392)
Investment securities gains/(losses)	$(345)	$802	$258
Provision for credit losses	$(36)	$68	NA
Effective January 1, 2020, the Firm adopted the CECL accounting guidance. Refer to Note 1 for further information.

224	JPMorgan Chase & Co./2021 Form 10-K

Contractual maturities and yields
The following table presents the amortized cost and estimated fair value at December 31, 2021, of JPMorgan Chase’s investment securities portfolio by contractual maturity.

By remaining maturity December 31, 2021 (in millions)	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years(b)	Total
Available-for-sale securities
Mortgage-backed securities
Amortized cost	$8	$3,771	$4,823	$75,155	$83,757
Fair value	8	3,783	5,094	74,677	83,562
Average yield(a)	0.52%	1.53%	1.75%	2.25%	2.19%
U.S. Treasury and government agencies
Amortized cost	$7,774	$146,817	$14,618	$8,829	$178,038
Fair value	7,802	146,050	14,554	9,057	177,463
Average yield(a)	1.01%	0.55%	0.61%	0.54%	0.57%
Obligations of U.S. states and municipalities
Amortized cost	$13	$142	$1,285	$13,450	$14,890
Fair value	13	146	1,346	14,355	15,860
Average yield(a)	4.06%	4.38%	4.84%	4.89%	4.88%
Non-U.S. government debt securities
Amortized cost	$7,211	$5,491	$3,461	$—	$16,163
Fair value	7,224	5,532	3,453	—	16,209
Average yield(a)	2.34%	2.53%	1.09%	—%	2.14%
Corporate debt securities
Amortized cost	$—	$301	$31	$—	$332
Fair value	—	290	31	—	321
Average yield(a)	—%	10.03%	1.61%	—%	9.25%
Asset-backed securities
Amortized cost	$2,500	$799	$3,369	$8,409	$15,077
Fair value	2,500	800	3,372	8,438	15,110
Average yield(a)	1.35%	1.88%	1.25%	1.28%	1.32%
Total available-for-sale securities
Amortized cost	$17,506	$157,321	$27,587	$105,843	$308,257
Fair value	17,547	156,601	27,850	106,527	308,525
Average yield(a)	1.61%	0.67%	1.15%	2.37%	1.35%
Held-to-maturity securities
Mortgage-backed securities
Amortized cost	$—	$1,322	$11,495	$100,791	$113,608
Fair value	—	1,338	11,814	100,849	114,001
Average yield(a)	—%	1.76%	2.43%	2.83%	2.78%
U.S. Treasury and government agencies
Amortized cost	$25,706	$92,845	$66,653	$—	$185,204
Fair value	25,675	91,727	65,868	—	183,270
Average yield(a)	0.54%	0.74%	1.26%	—%	0.90%
Obligations of U.S. states and municipalities
Amortized cost	$35	$76	$1,192	$12,715	$14,018
Fair value	35	76	1,240	13,043	14,394
Average yield(a)	3.72%	2.72%	3.74%	3.83%	3.82%
Asset-backed securities
Amortized cost	$—	$—	$13,402	$37,514	$50,916
Fair value	—	—	13,449	37,514	50,963
Average yield(a)	—%	—%	1.18%	1.30%	1.27%
Total held-to-maturity securities
Amortized cost	$25,741	$94,243	$92,742	$151,020	$363,746
Fair value	25,710	93,141	92,371	151,406	362,628
Average yield(a)	0.54%	0.76%	1.43%	2.53%	1.65%
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

JPMorgan Chase & Co./2021 Form 10-K	225

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
Securities financing agreements not elected under the fair value option are measured at amortized cost. As a result of the Firm’s credit risk mitigation practices described below, the Firm did not hold any allowance for credit losses with respect to resale and securities borrowed arrangements as of December 31, 2021 and 2020.
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

226	JPMorgan Chase & Co./2021 Form 10-K

The table below summarizes the gross and net amounts of the Firm’s securities financing agreements, as of December 31, 2021 and 2020. When the Firm has obtained an appropriate legal opinion with respect to a master netting agreement with a counterparty and where other relevant netting criteria under U.S. GAAP are met, the Firm nets, on the Consolidated balance sheets, the balances outstanding under its securities financing agreements with the same counterparty. In addition, the Firm exchanges securities and/or cash collateral with its counterparty to reduce the economic exposure with the counterparty, but such collateral is not eligible for net Consolidated balance sheet presentation. Where the Firm has obtained an appropriate legal opinion with respect to the counterparty master netting agreement, such collateral, along with securities financing balances that do not meet all these relevant netting criteria under U.S. GAAP, is presented in the table below as “Amounts not nettable on the Consolidated balance sheets,” and reduces the “Net amounts” presented. Where a legal opinion has not been either sought or obtained, the securities financing balances are presented gross in the “Net amounts” below. In transactions where the Firm is acting as the lender in a securities-for-securities lending agreement and receives securities that can be pledged or sold as collateral, the Firm recognizes the securities received at fair value within other assets and the obligation to return those securities within accounts payable and other liabilities on the Consolidated balance sheets.

	2021
December 31, (in millions)	Gross amounts	Amounts netted on the Consolidated balance sheets	Amounts presented on the Consolidated balance sheets	Amounts not nettable on the Consolidated balance sheets(b)	Net amounts(c)
Assets
Securities purchased under resale agreements	$604,724	$(343,093)	$261,631	$(245,588)	$16,043
Securities borrowed	250,333	(44,262)	206,071	(154,599)	51,472
Liabilities
Securities sold under repurchase agreements	$532,899	$(343,093)	$189,806	$(166,456)	$23,350
Securities loaned and other(a)	52,610	(44,262)	8,348	(8,133)	215

	2020
December 31, (in millions)	Gross amounts	Amounts netted on the Consolidated balance sheets	Amounts presented on the Consolidated balance sheets	Amounts not nettable on the Consolidated balance sheets(b)	Net amounts(c)
Assets
Securities purchased under resale agreements	$666,467	$(370,183)	$296,284	$(273,206)	$23,078
Securities borrowed	193,700	(33,065)	160,635	(115,219)	45,416
Liabilities
Securities sold under repurchase agreements	$578,060	$(370,183)	$207,877	$(191,980)	$15,897
Securities loaned and other(a)	41,366	(33,065)	8,301	(8,257)	44
(a)Includes securities-for-securities lending agreements of $5.6 billion and $3.4 billion at December 31, 2021 and 2020, respectively, accounted for at fair value, where the Firm is acting as lender.
(b)In some cases, collateral exchanged with a counterparty exceeds the net asset or liability balance with that counterparty. In such cases, the amounts reported in this column are limited to the related net asset or liability with that counterparty.
(c)Includes securities financing agreements that provide collateral rights, but where an appropriate legal opinion with respect to the master netting agreement has not been either sought or obtained. At December 31, 2021 and 2020, included $13.9 billion and $17.0 billion, respectively, of securities purchased under resale agreements; $46.4 billion and $42.1 billion, respectively, of securities borrowed; $21.6 billion and $14.5 billion, respectively, of securities sold under repurchase agreements; and $198 million and $8 million, respectively, of securities loaned and other.

JPMorgan Chase & Co./2021 Form 10-K	227

Notes to consolidated financial statements
The tables below present as of December 31, 2021 and 2020 the types of financial assets pledged in securities financing agreements and the remaining contractual maturity of the securities financing agreements.

	Gross liability balance
	2021		2020
December 31, (in millions)	Securities sold under repurchase agreements	Securities loaned and other	Securities sold under repurchase agreements	Securities loaned and other
Mortgage-backed securities:
U.S. GSEs and government agencies	$37,046	$—	$56,744	$—
Residential - nonagency	1,508	—	1,016	—
Commercial - nonagency	1,463	—	855	—
U.S. Treasury, GSEs and government agencies	241,578	358	315,834	143
Obligations of U.S. states and municipalities	1,916	7	1,525	2
Non-U.S. government debt	174,971	1,572	157,563	1,730
Corporate debt securities	38,180	1,619	22,849	1,864
Asset-backed securities	1,211	—	694	—
Equity securities	35,026	49,054	20,980	37,627
Total	$532,899	$52,610	$578,060	$41,366

	Remaining contractual maturity of the agreements
	Overnight and continuous			Greater than 90 days
2021 (in millions)		Up to 30 days	30 – 90 days		Total
Total securities sold under repurchase agreements	$195,035	$231,171	$47,201	$59,492	$532,899
Total securities loaned and other	50,034	1,701	—	875	52,610

	Remaining contractual maturity of the agreements
	Overnight and continuous			Greater than 90 days
2020 (in millions)		Up to 30 days	30 – 90 days		Total
Total securities sold under repurchase agreements	$238,667	$230,980	$70,777	$37,636	$578,060
Total securities loaned and other	37,887	1,647	500	1,332	41,366
Transfers not qualifying for sale accounting
At December 31, 2021 and 2020, the Firm held $440 million and $598 million, respectively, of financial assets for which the rights have been transferred to third parties; however, the transfers did not qualify as a sale in accordance with U.S. GAAP. These transfers have been recognized as collateralized financing transactions. The transferred assets are recorded in trading assets and loans, and the corresponding liabilities are recorded predominantly in short-term borrowings on the Consolidated balance sheets.

228	JPMorgan Chase & Co./2021 Form 10-K

Note 12 – Loans
Loan accounting framework
The accounting for a loan depends on management’s strategy for the loan. The Firm accounts for loans based on the following categories:
•Originated or purchased loans held-for-investment (i.e., “retained”)
•Loans held-for-sale
•Loans at fair value
The following provides a detailed accounting discussion of the Firm’s loans by category:
Loans held-for-investment
Originated or purchased loans held-for-investment, including PCD, are recorded at amortized cost, reflecting the principal amount outstanding, net of the following: unamortized deferred loan fees, costs, premiums or discounts; charge-offs; collection of cash; and foreign exchange. Credit card loans also include billed finance charges and fees.
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
Certain consumer loans are charged off or charged down to their net realizable value earlier than the FFIEC charge-off standards in certain circumstances as follows:
•Loans modified in a TDR that are determined to be collateral-dependent.

JPMorgan Chase & Co./2021 Form 10-K	229

Notes to consolidated financial statements
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
For residential real estate loans, collateral values are based upon external valuation sources. When it becomes likely that a borrower is either unable or unwilling to pay, the Firm utilizes a broker’s price opinion, appraisal and/or an automated valuation model of the home based on an exterior-only valuation (“exterior opinions”), which is then updated at least every 12 months, or more frequently depending on various market factors. As soon as practicable after the Firm receives the property in satisfaction of a debt (e.g., by taking legal title or physical possession), the Firm generally obtains an appraisal based on an inspection that includes the interior of the home (“interior appraisals”). Exterior opinions and interior appraisals are discounted based upon the Firm’s experience with actual liquidation values as compared with the estimated values provided by exterior opinions and interior appraisals, considering state-specific factors.
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

230	JPMorgan Chase & Co./2021 Form 10-K

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
The Firm granted various forms of assistance to customers and clients impacted by the COVID-19 pandemic, including payment deferrals and covenant modifications. The majority of the Firm’s COVID-19 related loan modifications have not been considered TDRs because:
•they represent short-term or other insignificant modifications, whether under the Firm’s regular loan modification assessments or as permitted by regulatory guidance, or
•the Firm elected to suspend TDR accounting guidance under the option provided by the CARES Act, as extended by the Consolidated Appropriations Act and which expired on January 1, 2022.
To the extent that certain modifications did not meet any of the above criteria, the Firm accounted for them as TDRs.
As permitted by regulatory guidance, the Firm did not place loans with deferrals granted due to COVID-19 on nonaccrual status where such loans were not otherwise reportable as nonaccrual. The Firm considered expected losses of principal and accrued interest associated with all COVID-19 related loan modifications in its allowance for credit losses.
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
Foreclosures have resumed after having been temporarily suspended in response to the COVID-19 pandemic.

JPMorgan Chase & Co./2021 Form 10-K	231

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

The following tables summarize the Firm’s loan balances by portfolio segment.

December 31, 2021	Consumer, excluding credit card	Credit card	Wholesale	Total(a)(b)
(in millions)
Retained	$295,556	$154,296	$560,354	$1,010,206
Held-for-sale	1,287	—	7,401	8,688
At fair value	26,463	—	32,357	58,820
Total	$323,306	$154,296	$600,112	$1,077,714

December 31, 2020	Consumer, excluding credit card	Credit card	Wholesale	Total(a)(b)
(in millions)
Retained	$302,127	$143,432	$514,947	$960,506
Held-for-sale	1,305	784	5,784	7,873
At fair value	15,147	—	29,327	44,474
Total	$318,579	$144,216	$550,058	$1,012,853
(a)Excludes $2.7 billion and $2.9 billion of accrued interest receivables at December 31, 2021 and 2020, respectively. The Firm wrote off accrued interest receivables of $56 million and $121 million for the years ended December 31, 2021 and 2020, respectively.
(b)Loans (other than those for which the fair value option has been elected) are presented net of unamortized discounts and premiums and net deferred loan     fees or costs. These amounts were not material as of December 31, 2021 and 2020.
The following tables provide information about the carrying value of retained loans purchased, sold and reclassified to held-for-sale during the periods indicated. Loans that were reclassified to held-for-sale and sold in a subsequent period are excluded from the sales line of this table.

	2021
Year ended December 31, (in millions)	Consumer, excluding credit card		Credit card	Wholesale	Total
Purchases	$515	(b)(c)	$—	$1,122	$1,637
Sales	799		—	31,022	31,821
Retained loans reclassified to held-for-sale(a)	1,225		—	2,178	3,403

	2020
Year ended December 31, (in millions)	Consumer, excluding credit card		Credit card	Wholesale	Total
Purchases	$3,474	(b)(c)	$—	$1,159	$4,633
Sales	352		—	17,916	18,268
Retained loans reclassified to held-for-sale(a)	2,084		787	1,580	4,451

232	JPMorgan Chase & Co./2021 Form 10-K

	2019
Year ended December 31, (in millions)	Consumer, excluding credit card		Credit card	Wholesale	Total
Purchases	$1,282	(b)(c)	$—	$1,291	$2,573
Sales	30,474		—	23,445	53,919
Retained loans reclassified to held-for-sale(a)	9,188		—	2,371	11,559
(a)Reclassifications of loans to held-for-sale are non-cash transactions.
(b)Predominantly includes purchases of residential real estate loans, including the Firm’s voluntary repurchases of certain delinquent loans from loan pools as permitted by Government National Mortgage Association (“Ginnie Mae”) guidelines for the years ended December 31, 2021, 2020 and 2019. The Firm typically elects to repurchase these delinquent loans as it continues to service them and/or manage the foreclosure process in accordance with applicable requirements of Ginnie Mae, FHA, RHS, and/or VA.
(c)Excludes purchases of retained loans of $25.8 billion, $16.3 billion and $16.6 billion for the years ended December 31, 2021, 2020 and 2019, respectively, which are predominantly sourced through the correspondent origination channel and underwritten in accordance with the Firm’s standards.
The amount of purchases of retained loans at December 31, 2020 has been revised to conform with the current presentation.
Gains and losses on sales of loans
Net gains/(losses) on sales of loans and lending-related commitments (including adjustments to record loans and lending-related commitments held-for-sale at the lower of cost or fair value) recognized in noninterest revenue was $261 million for the year ended December 31, 2021 of which $253 million was related to loans. Net gains/(losses) on sales of loans and lending-related commitments was $(43) million for the year ended December 31, 2020 of which $(36) million was related to loans. Net gains on sales of loans was $394 million for the year ended December 31, 2019. In addition, the sale of loans may also result in write downs, recoveries or changes in the allowance recognized in the provision for credit losses.

JPMorgan Chase & Co./2021 Form 10-K	233

Notes to consolidated financial statements
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
The following table provides information about retained consumer loans, excluding credit card, by class.

December 31, (in millions)	2021	2020
Residential real estate	$224,795	$225,302
Auto and other(a)	70,761	76,825
Total retained loans	$295,556	$302,127
(a)At December 31, 2021 and 2020, included $5.4 billion and $19.2 billion of loans, respectively, in Business Banking under the PPP.
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

234	JPMorgan Chase & Co./2021 Form 10-K

Residential real estate
The following tables provide information on delinquency, which is the primary credit quality indicator for retained residential real estate loans.

(in millions, except ratios)	December 31, 2021
	Term loans by origination year(d)						Revolving loans		Total
	2021	2020	2019	2018	2017	Prior to 2017	Within the revolving period	Converted to term loans
Loan delinquency(a)(b)
Current	$68,742	$48,334	$18,428	$7,929	$11,684	$49,147	$6,392	$11,807	$222,463
30–149 days past due	13	23	27	27	22	578	11	182	883
150 or more days past due	—	11	21	25	33	1,069	6	284	1,449
Total retained loans	$68,755	$48,368	$18,476	$7,981	$11,739	$50,794	$6,409	$12,273	$224,795
% of 30+ days past due to total retained loans(c)	0.02%	0.07%	0.26%	0.65%	0.47%	3.18%	0.27%	3.80%	1.02%

(in millions, except ratios)	December 31, 2020
	Term loans by origination year(d)								Revolving loans				Total
	2020		2019	2018	2017	2016	Prior to 2016		Within the revolving period		Converted to term loans
Loan delinquency(a)(b)
Current	$56,576	(e)	$31,820	$13,900	$20,410	$27,978	$49,218	(e)	$7,902	(e)	$15,260	(e)	$223,064
30–149 days past due	9		25	20	22	29	674		21		245		1,045
150 or more days past due	3		14	10	18	18	844		22		264		1,193
Total retained loans	$56,588		$31,859	$13,930	$20,450	$28,025	$50,736		$7,945		$15,769		$225,302
% of 30+ days past due to total retained loans(c)	0.02%		0.12%	0.22%	0.20%	0.17%	2.91%	(e)	0.54%	(e)	3.23%	(e)	0.98%
(a)Individual delinquency classifications include mortgage loans insured by U.S. government agencies as follows: current included $35 million and $36 million; 30–149 days past due included $11 million and $16 million; and 150 or more days past due included $20 million and $24 million at December 31, 2021 and 2020, respectively.
(b)At December 31, 2021 and 2020, loans under payment deferral programs offered in response to the COVID-19 pandemic which are still within their deferral period and performing according to their modified terms are generally not considered delinquent.
(c)At December 31, 2021 and 2020, residential real estate loans excluded mortgage loans insured by U.S. government agencies of $31 million and $40 million, respectively, that are 30 or more days past due. These amounts have been excluded based upon the government guarantee.
(d)Purchased loans are included in the year in which they were originated.
(e)Prior-period amounts have been revised to conform with the current presentation.

Approximately 37% of the total revolving loans are senior lien loans; the remaining balance are junior lien loans. The lien position the Firm holds is considered in the Firm’s allowance for credit losses. Revolving loans that have been converted to term loans have higher delinquency rates than those that are still within the revolving period. That is primarily because the fully-amortizing payment that is generally required for those products is higher than the minimum payment options available for revolving loans within the revolving period.

JPMorgan Chase & Co./2021 Form 10-K	235

Notes to consolidated financial statements
Nonaccrual loans and other credit quality indicators
The following table provides information on nonaccrual and other credit quality indicators for retained residential real estate loans.

(in millions, except weighted-average data)	December 31, 2021	December 31, 2020
Nonaccrual loans(a)(b)(c)(d)	$4,759	$5,313
90 or more days past due and government guaranteed(e)	24	33

Current estimated LTV ratios(f)(g)(h)(i)
Greater than 125% and refreshed FICO scores:
Equal to or greater than 660	$2	$6
Less than 660	2	12
101% to 125% and refreshed FICO scores:
Equal to or greater than 660	37	38
Less than 660	15	44
80% to 100% and refreshed FICO scores:
Equal to or greater than 660	2,701	2,177
Less than 660	89	239
Less than 80% and refreshed FICO scores:
Equal to or greater than 660	209,295	208,238
Less than 660	9,658	11,980
No FICO/LTV available	2,930	2,492
U.S. government-guaranteed	66	76
Total retained loans	$224,795	$225,302

Weighted average LTV ratio(f)(j)	50%	54%
Weighted average FICO(g)(j)	765	763

Geographic region(k)
California	$71,383	$73,444
New York	32,545	32,287
Florida	16,182	13,981
Texas	13,865	13,773
Illinois	11,565	13,130
Colorado	8,885	8,235
Washington	8,292	7,917
New Jersey	6,832	7,227
Massachusetts	6,105	5,784
Connecticut	5,242	5,024
All other(l)	43,899	44,500
Total retained loans	$224,795	$225,302
(a)Includes collateral-dependent residential real estate loans that are charged down to the fair value of the underlying collateral less costs to sell. The Firm reports, in accordance with regulatory guidance, residential real estate loans that have been discharged under Chapter 7 bankruptcy and not reaffirmed by the borrower (“Chapter 7 loans”) as collateral-dependent nonaccrual TDRs, regardless of their delinquency status. At December 31, 2021, approximately 7% of Chapter 7 residential real estate loans were 30 days or more past due.
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
(c)Interest income on nonaccrual loans recognized on a cash basis was $172 million and $161 million for the years ended December 31, 2021 and 2020, respectively.
(d)Generally excludes loans under payment deferral programs offered in response to the COVID-19 pandemic. Includes loans to customers that have exited COVID-19 payment related deferral programs and are 90 or more days past due, predominantly all of which were considered collateral-dependent at time of exit.
(e)These balances are excluded from nonaccrual loans as the loans are guaranteed by U.S government agencies. Typically the principal balance of the loans is insured and interest is guaranteed at a specified reimbursement rate subject to meeting agreed-upon servicing guidelines. At December 31, 2021 and 2020, these balances were no longer accruing interest based on the agreed-upon servicing guidelines. There were no loans that were not guaranteed by U.S. government agencies that are 90 or more days past due and still accruing interest at December 31, 2021 and 2020.
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
(h)At December 31, 2021 and 2020, included residential real estate loans, primarily held in LLCs in AWM that did not have a refreshed FICO score. These loans have been included in a FICO band based on management’s estimation of the borrower’s credit quality.
(i)Prior-period amounts have been revised to conform with the current presentation.
(j)Excludes loans with no FICO and/or LTV data available.
(k)The geographic regions presented in the table are ordered based on the magnitude of the corresponding loan balances at December 31, 2021.
(l)At December 31, 2021 and 2020, included mortgage loans insured by U.S. government agencies of $66 million and $76 million, respectively. These amounts have been excluded from the geographic regions presented based upon the government guarantee.

236	JPMorgan Chase & Co./2021 Form 10-K

Loan modifications
Modifications of residential real estate loans, where the Firm grants concessions to borrowers who are experiencing financial difficulty are generally accounted for and reported as TDRs. Loans with short-term or other insignificant modifications that are not considered concessions are not TDRs nor are loans for which the Firm has elected to suspend TDR accounting guidance under the option provided by the CARES Act. The carrying value of new TDRs was $866 million, $819 million and $490 million for the years ended December 31, 2021, 2020 and 2019, respectively. There were no additional commitments to lend to borrowers whose residential real estate loans have been modified in TDRs.

Nature and extent of modifications
The Firm’s proprietary modification programs as well as government programs, including U.S. GSE programs, generally provide various concessions to financially troubled borrowers including, but not limited to, interest rate reductions, term or payment extensions and delays of principal and/or interest payments that would otherwise have been required under the terms of the original agreement. The following table provides information about how residential real estate loans were modified in TDRs under the Firm’s loss mitigation programs described above during the periods presented. This table excludes Chapter 7 loans where the sole concession granted is the discharge of debt, loans with short-term or other insignificant modifications that are not considered concessions, and loans for which the Firm has elected to suspend TDR accounting guidance under the option provided by the CARES Act.

Year ended December 31,	2021	2020	2019
Number of loans approved for a trial modification	6,246	5,522	5,872
Number of loans permanently modified	4,588	6,850	4,918
Concession granted:(a)
Interest rate reduction	74%	50%	77%
Term or payment extension	53	49	71
Principal and/or interest deferred	23	14	13
Principal forgiveness	2	2	5
Other(b)	36	66	63
(a)Represents concessions granted in permanent modifications as a percentage of the number of loans permanently modified. The sum of the percentages exceeds 100% because predominantly all of the modifications include more than one type of concession. Concessions offered on trial modifications are generally consistent with those granted on permanent modifications.
(b)Includes variable interest rate to fixed interest rate modifications and payment delays that meet the definition of a TDR.

JPMorgan Chase & Co./2021 Form 10-K	237

Notes to consolidated financial statements
Financial effects of modifications and redefaults
The following table provides information about the financial effects of the various concessions granted in modifications of residential real estate loans under the loss mitigation programs described above and about redefaults of certain loans modified in TDRs for the periods presented. The following table presents only the financial effects of permanent modifications and do not include temporary concessions offered through trial modifications. This table also excludes Chapter 7 loans where the sole concession granted is the discharge of debt, loans with short-term or other insignificant modifications that are not considered concessions, and loans for which the Firm has elected to suspend TDR accounting guidance under the option provided by the CARES Act.

Year ended December 31, (in millions, except weighted - average data)	2021	2020	2019
Weighted-average interest rate of loans with interest rate reductions – before TDR	4.54%	5.09%	5.68%
Weighted-average interest rate of loans with interest rate reductions – after TDR	2.92	3.28	3.81
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – before TDR	23	22	20
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – after TDR	38	39	39
Charge-offs recognized upon permanent modification	$—	$5	$1
Principal deferred	28	16	19
Principal forgiven	1	5	7
Balance of loans that redefaulted within one year of permanent modification(a)	$160	$199	$166
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
At December 31, 2021, the weighted-average estimated remaining lives of residential real estate loans permanently modified in TDRs were 4 years. The estimated remaining lives of these loans reflect estimated prepayments, both voluntary and involuntary (i.e., foreclosures and other forced liquidations).
Active and suspended foreclosure
At December 31, 2021 and 2020, the Firm had residential real estate loans, excluding those insured by U.S. government agencies, with a carrying value of $619 million and $846 million, respectively, that were not included in REO, but were in the process of active or suspended foreclosure.

238	JPMorgan Chase & Co./2021 Form 10-K

Auto and other
The following tables provide information on delinquency, which is the primary credit quality indicator for retained auto and other consumer loans.

	December 31, 2021
(in millions, except ratios)	Term loans by origination year								Revolving loans
	2021		2020		2019	2018	2017	Prior to 2017	Within the revolving period	Converted to term loans	Total
Loan delinquency(a)
Current	$35,323	(c)	$18,324	(c)	$7,443	$3,671	$1,800	$666	$2,242	$120	$69,589
30–119 days past due	192		720		88	53	31	21	12	6	1,123
120 or more days past due	—		35		—	—	1	1	5	7	49
Total retained loans	$35,515		$19,079		$7,531	$3,724	$1,832	$688	$2,259	$133	$70,761
% of 30+ days past due to total retained loans(b)	0.54%		0.47%		1.17%	1.42%	1.75%	3.20%	0.75%	9.77%	1.66%

	December 31, 2020
(in millions, except ratios)	Term loans by origination year							Revolving loans
	2020		2019	2018	2017	2016	Prior to 2016	Within the revolving period	Converted to term loans	Total
Loan delinquency(a)
Current	$46,169	(d)	$12,829	$7,367	$4,521	$2,058	$742	$2,517	$158	$76,361
30–119 days past due	97		107	77	53	42	23	30	17	446
120 or more days past due	—		—	—	1	—	1	8	8	18
Total retained loans	$46,266		$12,936	$7,444	$4,575	$2,100	$766	$2,555	$183	$76,825
% of 30+ days past due to total retained loans	0.21%		0.83%	1.03%	1.18%	2.00%	3.13%	1.49%	13.66%	0.60%
(a)At December 31, 2021 and 2020, loans under payment deferral programs offered in response to the COVID-19 pandemic which are still within their deferral period and performing according to their modified terms are generally not considered delinquent.
(b)At December 31, 2021, auto and other loans excluded $667 million of PPP loans guaranteed by the SBA that are 30 or more days past due. These amounts have been excluded based upon the SBA guarantee. At December 31, 2020, all PPP loans guaranteed by the SBA were current.
(c)At December 31, 2021, included $4.4 billion of loans originated in 2021 and $1.0 billion of loans originated in 2020 in Business Banking under the PPP. PPP loans are guaranteed by the SBA. Other than in certain limited circumstances, the Firm typically does not recognize charge-offs, classify as nonaccrual nor record an allowance for loan losses on these loans.
(d)At December 31, 2020, included $19.2 billion of loans in Business Banking under the PPP.

JPMorgan Chase & Co./2021 Form 10-K	239

Notes to consolidated financial statements
Nonaccrual and other credit quality indicators
The following table provides information on nonaccrual and other credit quality indicators for retained auto and other consumer loans.

(in millions, except ratios)	Total Auto and other
	December 31, 2021	December 31, 2020
Nonaccrual loans(a)(b)(c)	119	151

Geographic region(d)
California	$11,163	$12,302
Texas	7,859	8,235
New York	5,848	8,824
Florida	4,901	4,668
Illinois	2,930	3,768
New Jersey	2,355	2,646
Pennsylvania	2,004	1,924
Arizona	1,887	2,465
Ohio	1,843	2,163
Louisiana	1,801	1,808
All other	28,170	28,022
Total retained loans	$70,761	$76,825
(a)At December 31, 2021, nonaccrual loans excluded $506 million of PPP loans 90 or more days past due and guaranteed by the SBA, of which $35 million is no longer accruing interest based on the guidelines set by the SBA. Typically the principal balance of the loans is insured and interest is guaranteed at a specified reimbursement rate subject to meeting the guidelines set by the SBA. There were no loans that were not guaranteed by the SBA that are 90 or more days past due and still accruing interest at December 31, 2021 and 2020.
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
(c)Interest income on nonaccrual loans recognized on a cash basis was not material for the years ended December 31, 2021 and 2020.
(d)The geographic regions presented in this table are ordered based on the magnitude of the corresponding loan balances at December 31, 2021.
Loan modifications
Certain auto and other loan modifications are considered to be TDRs as they provide various concessions to borrowers who are experiencing financial difficulty. Loans with short-term or other insignificant modifications that are not considered concessions are not TDRs.
The impact of these modifications, as well as new TDRs, were not material to the Firm for the years ended December 31, 2021, 2020 and 2019. Additional commitments to lend to borrowers whose loans have been modified in TDRs as of December 31, 2021 and 2020 were not material.

240	JPMorgan Chase & Co./2021 Form 10-K

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
The following tables provide information on delinquency, which is the primary credit quality indicator for retained credit card loans.

(in millions, except ratios)	December 31, 2021
	Within the revolving period	Converted to term loans(b)	Total
Loan delinquency(a)
Current and less than 30 days past due and still accruing	$151,798	$901	$152,699
30–89 days past due and still accruing	770	59	829
90 or more days past due and still accruing	741	27	768
Total retained loans	$153,309	$987	$154,296
Loan delinquency ratios
% of 30+ days past due to total retained loans	0.99%	8.71%	1.04%
% of 90+ days past due to total retained loans	0.48	2.74	0.50

(in millions, except ratios)	December 31, 2020
	Within the revolving period	Converted to term loans(b)	Total
Loan delinquency(a)
Current and less than 30 days past due and still accruing	$139,783	$1,239	$141,022
30–89 days past due and still accruing	997	94	1,091
90 or more days past due and still accruing	1,277	42	1,319
Total retained loans	$142,057	$1,375	$143,432
Loan delinquency ratios
% of 30+ days past due to total retained loans	1.60%	9.89%	1.68%
% of 90+ days past due to total retained loans	0.90	3.05	0.92
(a)At December 31, 2021 and 2020, loans under payment deferral programs offered in response to the COVID-19 pandemic which are still within their deferral period and performing according to their modified terms are generally not considered delinquent.
(b)Represents TDRs.

JPMorgan Chase & Co./2021 Form 10-K	241

Notes to consolidated financial statements
Other credit quality indicators
The following table provides information on other credit quality indicators for retained credit card loans.

(in millions, except ratios)	December 31, 2021	December 31, 2020
Geographic region(a)
California	$23,030	$20,921
Texas	15,879	14,544
New York	12,652	11,919
Florida	10,412	9,562
Illinois	8,530	8,006
New Jersey	6,367	5,927
Ohio	4,923	4,673
Pennsylvania	4,708	4,476
Colorado	4,573	4,092
Michigan	3,773	3,553
All other	59,449	55,759
Total retained loans	$154,296	$143,432
Percentage of portfolio based on carrying value with estimated refreshed FICO scores
Equal to or greater than 660	88.5%	85.9%
Less than 660	11.3	13.9
No FICO available	0.2	0.2
(a)The geographic regions presented in the table are ordered based on the magnitude of the corresponding loan balances at December 31, 2021.

Loan modifications
The Firm may offer loan modification programs granting concessions to credit card borrowers who are experiencing financial difficulty. The Firm grants concessions for most of the credit card loans under long-term programs. These modifications involve placing the customer on a fixed payment plan, generally for 60 months, and typically include reducing the interest rate on the credit card. Substantially all modifications under the Firm’s long-term programs are considered to be TDRs. Loans with short-term or other insignificant modifications that are not considered concessions are not TDRs.
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

Year ended December 31, (in millions, except weighted-average data)	2021	2020	2019
Balance of new TDRs(a)	$393	$818	$961
Weighted-average interest rate of loans – before TDR	17.75%	18.04%	19.07%
Weighted-average interest rate of loans – after TDR	5.14	4.64	4.70
Balance of loans that redefaulted within one year of modification(b)	$57	$110	$148
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

242	JPMorgan Chase & Co./2021 Form 10-K

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

JPMorgan Chase & Co./2021 Form 10-K	243

Notes to consolidated financial statements
The following tables provide information on internal risk rating, which is the primary credit quality indicator for retained wholesale loans.

December 31, (in millions, except ratios)	Secured by real estate		Commercial and industrial		Other(b)		Total retained loans
	2021	2020	2021	2020	2021	2020	2021	2020
Loans by risk ratings
Investment-grade	$92,369	$90,147	$75,783	$71,917	$241,859	$217,209	$410,011	$379,273
Noninvestment- grade:
Noncriticized	22,495	26,129	62,039	57,870	52,440	33,053	136,974	117,052
Criticized performing	3,645	3,234	6,900	10,991	770	1,079	11,315	15,304
Criticized nonaccrual(a)	326	483	969	1,931	759	904	2,054	3,318
Total noninvestment- grade	26,466	29,846	69,908	70,792	53,969	35,036	150,343	135,674
Total retained loans	$118,835	$119,993	$145,691	$142,709	$295,828	$252,245	$560,354	$514,947
% of investment-grade to total retained loans	77.73%	75.13%	52.02%	50.39%	81.76%	86.11%	73.17%	73.65%
% of total criticized to total retained loans	3.34	3.10	5.40	9.05	0.52	0.79	2.39	3.62
% of criticized nonaccrual to total retained loans	0.27	0.40	0.67	1.35	0.26	0.36	0.37	0.64
(a)At December 31, 2021, nonaccrual loans excluded $127 million of PPP loans 90 or more days past due and guaranteed by the SBA, predominantly in commercial and industrial.
(b)Includes loans to financial institutions, states and political subdivisions, SPEs, nonprofits, personal investment companies and trusts, as well as loans to individuals and individual entities (predominantly Global Private Bank clients within AWM). Refer to Note 14 for more information on SPEs.

	Secured by real estate
(in millions)	December 31, 2021
	Term loans by origination year						Revolving loans
	2021	2020	2019	2018	2017	Prior to 2017	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$23,346	$16,030	$17,265	$8,103	$7,325	$19,066	$1,226	$8	$92,369
Noninvestment-grade	5,364	3,826	4,564	3,806	2,834	5,613	458	1	26,466
Total retained loans	$28,710	$19,856	$21,829	$11,909	$10,159	$24,679	$1,684	$9	$118,835

	Secured by real estate
(in millions)	December 31, 2020
	Term loans by origination year(a)						Revolving loans
	2020	2019	2018	2017	2016	Prior to 2016	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$17,004	$19,870	$12,448	$11,218	$13,611	$14,898	$1,098	$—	$90,147
Noninvestment-grade	4,998	6,027	5,886	4,184	3,738	4,523	489	1	29,846
Total retained loans	$22,002	$25,897	$18,334	$15,402	$17,349	$19,421	$1,587	$1	$119,993
(a)Prior-period amounts have been revised to conform with the current presentation.

244	JPMorgan Chase & Co./2021 Form 10-K

	Commercial and industrial
(in millions)	December 31, 2021
	Term loans by origination year						Revolving loans
	2021	2020	2019	2018	2017	Prior to 2017	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$21,342	$6,268	$3,609	$1,269	$1,108	$819	$41,367	$1	$75,783	(a)
Noninvestment-grade	19,314	7,112	4,559	2,177	930	430	35,312	74	69,908
Total retained loans	$40,656	$13,380	$8,168	$3,446	$2,038	$1,249	$76,679	$75	$145,691

	Commercial and industrial
(in millions)	December 31, 2020
	Term loans by origination year(b)						Revolving loans
	2020	2019	2018	2017	2016	Prior to 2016	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$21,233	$7,341	$2,950	$1,756	$1,034	$1,178	$36,424	$1	$71,917	(c)
Noninvestment-grade	15,488	9,189	5,470	2,323	611	786	36,852	73	70,792
Total retained loans	$36,721	$16,530	$8,420	$4,079	$1,645	$1,964	$73,276	$74	$142,709
(a)At December 31, 2021, $1.1 billion of the $1.3 billion total PPP loans in the wholesale portfolio were commercial and industrial. Of the $1.1 billion, $698 million were originated in 2021 and $396 million were originated in 2020. PPP loans are guaranteed by the SBA and considered investment-grade. Other than in certain limited circumstances, the Firm typically does not recognize charge-offs, classify as nonaccrual nor record an allowance for loan losses on these loans.
(b)Prior-period amounts have been revised to conform with the current presentation.
(c)At December 31, 2020, $7.4 billion of the $8.0 billion total PPP loans in the wholesale portfolio were commercial and industrial.

	Other(a)
(in millions)	December 31, 2021
	Term loans by origination year						Revolving loans
	2021	2020	2019	2018	2017	Prior to 2017	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$26,782	$17,829	$6,125	$2,885	$3,868	$7,651	$176,118	$601	$241,859
Noninvestment-grade	16,905	2,399	1,455	935	218	467	31,585	5	53,969
Total retained loans	$43,687	$20,228	$7,580	$3,820	$4,086	$8,118	$207,703	$606	$295,828

	Other(a)
(in millions)	December 31, 2020
	Term loans by origination year(b)						Revolving loans
	2020	2019	2018	2017	2016	Prior to 2016	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$33,190	$11,116	$7,455	$6,804	$4,089	$8,252	$145,524	$779	$217,209
Noninvestment-grade	5,048	2,231	1,660	553	175	535	24,710	124	35,036
Total retained loans	$38,238	$13,347	$9,115	$7,357	$4,264	$8,787	$170,234	$903	$252,245
(a)Includes loans to financial institutions, states and political subdivisions, SPEs, nonprofits, personal investment companies and trusts, as well as loans to individuals and individual entities (predominantly Global Private Bank clients within AWM). Refer to Note 14 for more information on SPEs.
(b)Prior-period amounts have been revised to conform with the current presentation.

JPMorgan Chase & Co./2021 Form 10-K	245

Notes to consolidated financial statements
The following table presents additional information on retained loans secured by real estate within the Wholesale portfolio, which consists of loans secured wholly or substantially by a lien or liens on real property at origination. Multifamily lending includes financing for acquisition, leasing and construction of apartment buildings. Other commercial lending largely includes financing for acquisition, leasing and construction, largely for office, retail and industrial real estate. Included in secured by real estate loans is $5.7 billion and $6.4 billion as of December 31, 2021 and 2020, respectively, of construction and development loans made to finance land development and on-site construction of commercial, industrial, residential, or farm buildings.

December 31, (in millions, except ratios)	Multifamily		Other Commercial		Total retained loans secured by real estate
	2021	2020	2021	2020	2021	2020
Retained loans secured by real estate	$73,801	$73,078	$45,034	$46,915	$118,835	$119,993
Criticized	1,671	1,144	2,300	2,573	3,971	3,717
% of total criticized to total retained loans secured by real estate	2.26%	1.57%	5.11%	5.48%	3.34%	3.10%
Criticized nonaccrual	$91	$56	$235	$427	$326	$483
% of criticized nonaccrual loans to total retained loans secured by real estate	0.12%	0.08%	0.52%	0.91%	0.27%	0.40%
Geographic distribution and delinquency
The following table provides information on the geographic distribution and delinquency for retained wholesale loans.

	Secured by real estate		Commercial and industrial		Other		Total retained loans
December 31, (in millions)	2021	2020	2021	2020	2021	2020	2021	2020
Loans by geographic distribution(a)
Total U.S.	$115,732	$116,990	$106,449	$109,273	$215,750	$180,583	$437,931	$406,846
Total non-U.S.	3,103	3,003	39,242	33,436	80,078	71,662	122,423	108,101
Total retained loans	$118,835	$119,993	$145,691	$142,709	$295,828	$252,245	$560,354	$514,947
Loan delinquency(b)
Current and less than 30 days past due and still accruing	$118,163	$118,894	$143,459	$140,100	$293,358	$249,713	$554,980	$508,707
30–89 days past due and still accruing	331	601	1,193	658	1,590	1,606	3,114	2,865
90 or more days past due and still accruing(c)	15	15	70	20	121	22	206	57
Criticized nonaccrual(d)	326	483	969	1,931	759	904	2,054	3,318
Total retained loans	$118,835	$119,993	$145,691	$142,709	$295,828	$252,245	$560,354	$514,947
(a)The U.S. and non-U.S. distribution is determined based predominantly on the domicile of the borrower.
(b)At December 31, 2021 and December 31, 2020, loans under payment deferral programs offered in response to the COVID-19 pandemic which are still within their deferral period and performing according to their modified terms are generally not considered delinquent. The credit quality of wholesale loans is assessed primarily through ongoing review and monitoring of an obligor’s ability to meet contractual obligations rather than relying on the past due status, which is generally a lagging indicator of credit quality.
(c)Represents loans that are considered well-collateralized and therefore still accruing interest.
(d)At December 31, 2021, nonaccrual loans excluded $127 million of PPP loans 90 or more days past due and guaranteed by the SBA, predominantly in commercial and industrial.

246	JPMorgan Chase & Co./2021 Form 10-K

Nonaccrual loans
The following table provides information on retained wholesale nonaccrual loans.

December 31, (in millions)	Secured by real estate		Commercial and industrial		Other		Total retained loans
	2021	2020	2021	2020	2021	2020	2021	2020
Nonaccrual loans(a)
With an allowance	$254	$351	$604	$1,667	$286	$800	$1,144	$2,818
Without an allowance(b)	72	132	365	264	473	104	910	500
Total nonaccrual loans(c)	$326	$483	$969	$1,931	$759	$904	$2,054	$3,318
(a)Loans that were modified in response to the COVID-19 pandemic continue to be risk-rated in accordance with the Firm’s overall credit risk management framework. As of December 31, 2021, substantially all of these loans were considered performing.
(b)When the discounted cash flows or collateral value equals or exceeds the amortized cost of the loan, the loan does not require an allowance. This typically occurs when the loans have been partially charged off and/or there have been interest payments received and applied to the loan balance.
(c)Interest income on nonaccrual loans recognized on a cash basis were not material for the years ended December 31, 2021 and 2020.
Loan modifications
Certain loan modifications are considered to be TDRs as they provide various concessions to borrowers who are experiencing financial difficulty. Loans with short-term or other insignificant modifications that are not considered concessions are not TDRs nor are loans for which the Firm has elected to suspend TDR accounting guidance under the option provided by the CARES Act. New TDRs during the years ended December 31, 2021, 2020 and 2019 were $881 million, $734 million and $407 million, respectively. New TDRs during the years ended December 31, 2021, 2020 and 2019 reflected deferral of principal and interest payments, extending maturity dates and the receipt of assets in partial satisfaction of the loan predominantly in Other and Commercial and Industrial loan classes. The impact of these modifications resulting in new TDRs was not material to the Firm for the years ended December 31, 2021, 2020 and 2019. The carrying value of TDRs was $607 million and $954 million as of December 31, 2021 and 2020, respectively.

JPMorgan Chase & Co./2021 Form 10-K	247

Notes to consolidated financial statements
Note 13 – Allowance for credit losses
The Firm’s allowance for credit losses represents management's estimate of expected credit losses over the remaining expected life of the Firm's financial assets measured at amortized cost and certain off-balance sheet lending-related commitments. The allowance for credit losses comprises:
•the allowance for loan losses, which covers the Firm’s retained loan portfolios (scored and risk-rated) and is presented separately on the Consolidated balance sheets,
•the allowance for lending-related commitments, which is presented on the Consolidated balance sheets in accounts payable and other liabilities, and
•the allowance for credit losses on investment securities, which is recognized within investment securities on the Consolidated balance sheets.
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

248	JPMorgan Chase & Co./2021 Form 10-K

a weighted average of five internally developed macroeconomic scenarios over an eight-quarter forecast period, followed by a single year straight-line interpolation to revert to long run historical information for periods beyond the eight-quarter forecast period. The five macroeconomic scenarios consist of a central, relative adverse, extreme adverse, relative upside and extreme upside scenario, and are updated by the Firm’s central forecasting team. The scenarios take into consideration the Firm’s macroeconomic outlook, internal perspectives from subject matter experts across the Firm, and market consensus and involve a governed process that incorporates feedback from senior management across LOBs, Corporate Finance and Risk Management.
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
The asset-specific component of the allowance for loans that have been or are expected to be modified in TDRs incorporates the effect of the modification on the loan’s expected cash flows (including forgone interest, principal forgiveness, as well as other concessions), and also the potential for redefault. For residential real estate loans modified in or expected to be modified in TDRs, the Firm develops product-specific probability of default estimates, which are applied at a loan level to compute expected losses. In developing these probabilities of default, the Firm considers the relationship between the credit quality characteristics of the underlying loans and certain assumptions about housing prices and unemployment, based upon industry-wide data. The Firm also considers its own historical loss experience to-date based on actual redefaulted modified loans. For credit card loans modified in or expected to be modified in TDRs, expected losses incorporate projected delinquencies and charge-offs based on the Firm’s historical experience by type of modification program. For wholesale loans modified or expected to be modified in TDRs, expected losses incorporate management’s expectation of the borrower’s ability to repay under the modified terms.
Estimating the timing and amounts of future cash flows is highly judgmental as these cash flow projections rely upon estimates such as loss severities, asset valuations, default rates (including redefault rates on modified loans), the amounts and timing of interest or principal payments (including any expected prepayments) or other factors that are reflective of current and expected market conditions. These estimates are, in turn, dependent on factors such as the duration of current overall economic conditions, industry, portfolio, or borrower-specific factors, the expected outcome of insolvency proceedings as well as, in certain circumstances, other economic factors. All of these estimates and assumptions require significant management judgment and certain assumptions are highly subjective.

JPMorgan Chase & Co./2021 Form 10-K	249

Notes to consolidated financial statements
Allowance for credit losses and related information
The table below summarizes information about the allowances for credit losses, and includes a breakdown of loans and lending-related commitments by impairment methodology. Refer to Note 10 for further information on the allowance for credit losses on investment securities.

(Table continued on next page)
	2021
Year ended December 31, (in millions)	Consumer, excluding credit card	Credit card	Wholesale	Total
Allowance for loan losses
Beginning balance at January 1,	$3,636	$17,800	$6,892	$28,328
Cumulative effect of a change in accounting principle(a)	NA	NA	NA	NA
Gross charge-offs	630	3,651	283	4,564
Gross recoveries collected	(619)	(939)	(141)	(1,699)
Net charge-offs	11	2,712	142	2,865
Write-offs of PCI loans(b)	NA	NA	NA	NA
Provision for loan losses	(1,858)	(4,838)	(2,375)	(9,071)
Other	(2)	—	(4)	(6)
Ending balance at December 31,	$1,765	$10,250	$4,371	$16,386

Allowance for lending-related commitments
Beginning balance at January 1,	$187	$—	$2,222	$2,409
Cumulative effect of a change in accounting principle(a)	NA	NA	NA	NA
Provision for lending-related commitments	(75)	—	(74)	(149)
Other	1	—	—	1
Ending balance at December 31,	$113	$—	$2,148	$2,261
Total allowance for investment securities	NA	NA	NA	$42
Total allowance for credit losses	$1,878	$10,250	$6,519	$18,689

Allowance for loan losses by impairment methodology
Asset-specific(c)	$(665)	$313	$263	$(89)
Portfolio-based	2,430	9,937	4,108	16,475
PCI	NA	NA	NA	NA
Total allowance for loan losses	$1,765	$10,250	$4,371	$16,386

Loans by impairment methodology
Asset-specific(c)	$13,919	$987	$2,255	$17,161
Portfolio-based	281,637	153,309	558,099	993,045
PCI	NA	NA	NA	NA
Total retained loans	$295,556	$154,296	$560,354	$1,010,206

Collateral-dependent loans
Net charge-offs	$33	$—	$38	$71
Loans measured at fair value of collateral less cost to sell	4,472	—	617	5,089

Allowance for lending-related commitments by impairment methodology
Asset-specific	$—	$—	$167	$167
Portfolio-based	113	—	1,981	2,094
Total allowance for lending-related commitments(d)	$113	$—	$2,148	$2,261

Lending-related commitments by impairment methodology
Asset-specific	$—	$—	$764	$764
Portfolio-based(e)	29,588	—	453,571	483,159
Total lending-related commitments	$29,588	$—	$454,335	$483,923
(a)Represents the impact to allowance for credit losses upon the adoption of CECL on January 1, 2020. Refer to Note 1 for further information.
(b)Prior to the adoption of CECL, write-offs of PCI loans were recorded against the allowance for loan losses when actual losses for a pool exceeded estimated losses that were recorded as purchase accounting adjustments at the time of acquisition. A write-off of a PCI loan was recognized when the underlying loan was removed from a pool.
(c)Includes collateral dependent loans, including those considered TDRs and those for which foreclosure is deemed probable, modified PCD loans and non-collateral dependent loans that have been modified or are reasonably expected to be modified in a TDR. Also includes risk-rated loans that have been

250	JPMorgan Chase & Co./2021 Form 10-K

placed on nonaccrual status for the wholesale portfolio segment. The asset-specific credit card allowance for loans modified, or reasonably expected to be modified, in a TDR is calculated based on the loans’ original contractual interest rates and does not consider any incremental penalty rates.
(d)The allowance for lending-related commitments is reported in accounts payable and other liabilities on the Consolidated balance sheets.
(e)At December 31, 2021, 2020 and 2019, lending-related commitments excluded $15.7 billion, $19.5 billion and $9.8 billion, respectively, for the consumer, excluding credit card portfolio segment; $730.5 billion, $658.5 billion and $650.7 billion, respectively, for the credit card portfolio segment; and $32.1 billion, $25.3 billion and $24.1 billion, respectively, for the wholesale portfolio segment, which were not subject to the allowance for lending-related commitments. Prior-period amount for wholesale lending-related commitments, including the amount not subject to allowance, has been revised to conform with the current presentation.

(table continued from previous page)
2020				2019
Consumer, excluding credit card	Credit card	Wholesale	Total	Consumer, excluding credit card	Credit card	Wholesale	Total

$2,538	$5,683	$4,902	$13,123	$3,434	$5,184	$4,827	$13,445
297	5,517	(1,642)	4,172	NA	NA	NA	NA
805	5,077	954	6,836	902	5,436	472	6,810
(631)	(791)	(155)	(1,577)	(536)	(588)	(57)	(1,181)
174	4,286	799	5,259	366	4,848	415	5,629
NA	NA	NA	NA	151	—	—	151
974	10,886	4,431	16,291	(378)	5,348	479	5,449
1	—	—	1	(1)	(1)	11	9
$3,636	$17,800	$6,892	$28,328	$2,538	$5,683	$4,902	$13,123

$12	$—	$1,179	$1,191	$12	$—	$1,043	$1,055
133	—	(35)	98	NA	NA	NA	NA
42	—	1,079	1,121	—	—	136	136
—	—	(1)	(1)	—	—	—	—
$187	$—	$2,222	$2,409	$12	$—	$1,179	$1,191
NA	NA	NA	$78	NA	NA	NA	NA
$3,823	$17,800	$9,114	$30,815	$2,550	$5,683	$6,081	$14,314

$(7)	$633	$682	$1,308	$75	$477	$295	$847
3,643	17,167	6,210	27,020	1,476	5,206	4,607	11,289
NA	NA	NA	NA	987	—	—	987
$3,636	$17,800	$6,892	$28,328	$2,538	$5,683	$4,902	$13,123

$16,648	$1,375	$3,606	$21,629	$5,961	$1,452	$1,123	$8,536
285,479	142,057	511,341	938,877	268,675	167,472	480,555	916,702
NA	NA	NA	NA	20,363	—	—	20,363
$302,127	$143,432	$514,947	$960,506	$294,999	$168,924	$481,678	$945,601

$133	$—	$76	$209	$46	$—	$36	$82
4,956	—	188	5,144	2,053	—	87	2,140

$—	$—	$114	$114	$—	$—	$102	$102
187	—	2,108	2,295	12	—	1,077	1,089
$187	$—	$2,222	$2,409	$12	$—	$1,179	$1,191

$—	$—	$577	$577	$—	$—	$474	$474
37,783	—	423,993	461,776	30,417	—	392,967	423,384
$37,783	$—	$424,570	$462,353	$30,417	$—	$393,441	$423,858

JPMorgan Chase & Co./2021 Form 10-K	251

Notes to consolidated financial statements
Discussion of changes in the allowance
The allowance for credit losses as of December 31, 2021 was $18.7 billion, a decrease from $30.8 billion at December 31, 2020. The decrease in the allowance for credit losses was primarily driven by improvements in the macroeconomic environment, consisting of:
•a $9.5 billion reduction in consumer, predominantly in the credit card portfolio; and
•a $2.6 billion net reduction in wholesale, across the LOBs.
The Firm’s allowance for credit losses is estimated using a weighted average of five internally developed macroeconomic scenarios. As of December 31, 2021, the Firm assigned more balanced weightings to both its adverse and upside scenarios compared to the significant weighting that the Firm placed on its adverse scenarios as of December 31, 2020, reflecting the sustained improvement and resilience of the macroeconomic environment, despite the ongoing impact of the COVID-19 pandemic. In addition, because the impact of the COVID-19 pandemic and governmental actions taken in response to the pandemic caused a dislocation in certain historical relationships used for modeling credit loss estimates, the Firm continues to place reliance on management judgment and make adjustments specific to that dislocation, although to a lesser extent than in 2020. The allowance for credit losses of $18.7 billion reflects remaining uncertainties, including the potential impact that additional waves or variants of COVID-19 may have on the pace of economic growth and near-term supply chain disruptions.
The Firm’s central case assumptions reflected U.S. unemployment rates and year over year growth in U.S. real GDP as follows:

	Assumptions at December 31, 2021
	2Q22	4Q22	2Q23
U.S. unemployment rate(a)	4.2%	4.0%	3.9%
YoY growth in U.S. real GDP(b)	3.1%	2.8%	2.1%

	Assumptions at December 31, 2020
	2Q21	4Q21	2Q22
U.S. unemployment rate(a)	6.8%	5.7%	5.1%
YoY growth in U.S. real GDP(b)	9.2%	3.5%	3.9%
(a)Reflects quarterly average of forecasted U.S. unemployment rate.
(b)As of December 31, 2021, the year over year growth in U.S. real GDP in the forecast horizon of the central scenario is calculated as the percent change in U.S. real GDP levels from the prior year. This year over year growth rate replaces the previously disclosed pandemic-focused measure of the cumulative change in U.S. real GDP from pre-pandemic conditions at December 31, 2019. Prior periods have been revised to conform with the current presentation.
Subsequent changes to this forecast and related estimates
will be reflected in the provision for credit losses in future periods.
Refer to Critical Accounting Estimates Used by the Firm on pages 150-153 for further information on the allowance for credit losses and related management judgments.
Refer to Consumer Credit Portfolio on pages 110-116, Wholesale Credit Portfolio on pages 117-128 for additional information on the consumer and wholesale credit portfolios.

252	JPMorgan Chase & Co./2021 Form 10-K

Note 14 – Variable interest entities
Refer to Note 1 on page 165 for a further description of JPMorgan Chase’s accounting policies regarding consolidation of VIEs.
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

Line of Business	Transaction Type	Activity	2021 Form 10-K page references
CCB	Credit card securitization trusts	Securitization of originated credit card receivables	253-254
	Mortgage securitization trusts	Servicing and securitization of both originated and purchased residential mortgages	254-256
CIB	Mortgage and other securitization trusts	Securitization of both originated and purchased residential and commercial mortgages, and other consumer loans	254-256
	Multi-seller conduits	Assisting clients in accessing the financial markets in a cost-efficient manner and structuring transactions to meet investor needs	256
	Municipal bond vehicles	Financing of municipal bond investments	256-257
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
In addition, CIB also invests in and provides financing and other services to VIEs sponsored by third parties. Refer to pages 257-258 of this Note for more information on consolidated VIE assets and liabilities as well as the VIEs sponsored by third parties.
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
The agreements with the credit card securitization trusts require the Firm to maintain a minimum undivided interest in the credit card trusts (generally 5%). As of December 31, 2021 and 2020, the Firm held undivided interests in Firm-sponsored credit card securitization trusts of $7.1 billion and $5.4 billion, respectively. The Firm

JPMorgan Chase & Co./2021 Form 10-K	253

Notes to consolidated financial statements
maintained an average undivided interest in principal receivables owned by those trusts of approximately 57% and 39% for the years ended December 31, 2021 and 2020, respectively. The Firm did not retain any senior securities and retained $1.5 billion of subordinated securities in certain of its credit card securitization trusts at both December 31, 2021 and 2020. The Firm’s undivided interests in the credit card trusts and securities retained are eliminated in consolidation.
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

	Principal amount outstanding			JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
December 31, 2021 (in millions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	Investment securities	Other financial assets	Total interests held by JPMorgan Chase
Securitization-related(a)
Residential mortgage:
Prime/Alt-A and option ARMs	$55,085	$942	$47,029	$974	$684	$95	$1,753
Subprime	10,966	27	10,115	2	—	—	2
Commercial and other(b)	150,694	—	93,698	671	3,274	506	4,451
Total	$216,745	$969	$150,842	$1,647	$3,958	$601	$6,206

	Principal amount outstanding			JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
December 31, 2020 (in millions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	Investment securities	Other financial assets	Total interests held by JPMorgan Chase
Securitization-related(a)
Residential mortgage:
Prime/Alt-A and option ARMs	$49,644	$1,693	$41,265	$574	$724	$—	$1,298
Subprime	12,896	46	12,154	9	—	—	9
Commercial and other(b)	119,732	—	92,351	955	1,549	262	2,766
Total	$182,272	$1,739	$145,770	$1,538	$2,273	$262	$4,073
(a)Excludes U.S. GSEs and government agency securitizations and re-securitizations, which are not Firm-sponsored.
(b)Consists of securities backed by commercial real estate loans and non-mortgage-related consumer receivables purchased from third parties.
(c)Excludes the following: retained servicing; securities retained from loan sales and securitization activity related to U.S. GSEs and government agencies; interest rate and foreign exchange derivatives primarily used to manage interest rate and foreign exchange risks of securitization entities; senior and subordinated securities of $145 million and $36 million, respectively, at December 31, 2021, and $105 million and $40 million, respectively, at December 31, 2020, which the Firm purchased in connection with CIB’s secondary market-making activities.
(d)Includes interests held in re-securitization transactions.
(e)As of December 31, 2021 and 2020, 79% and 73%, respectively, of the Firm’s retained securitization interests, which are predominantly carried at fair value and include amounts required to be held pursuant to credit risk retention rules, were risk-rated “A” or better, on an S&P-equivalent basis. The retained interests in prime residential mortgages consisted of $1.6 billion and $1.3 billion of investment-grade retained interests, and $131 million and $41 million of noninvestment-grade retained interests at December 31, 2021 and 2020, respectively. The retained interests in commercial and other securitization trusts consisted of $3.5 billion and $2.0 billion of investment-grade retained interests, and $929 million and $753 million of noninvestment-grade retained interests at December 31, 2021 and 2020, respectively.

254	JPMorgan Chase & Co./2021 Form 10-K

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
The following table presents the principal amount of securities transferred to re-securitization VIEs.

Year ended December 31, (in millions)	2021	2020	2019
Transfers of securities to VIEs
U.S. GSEs and government agencies	$53,923	$46,123	$25,852
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
The Firm did not transfer any private label securities to re-securitization VIEs during 2021, 2020 and 2019, respectively, and retained interests in any such Firm-sponsored VIEs as of December 31, 2021 and 2020 were immaterial.
Additionally, the Firm may invest in beneficial interests of third-party-sponsored re-securitizations and generally purchases these interests in the secondary market. In these circumstances, the Firm does not have the unilateral ability to direct the most significant activities of the re-securitization trust, either because it was not involved in the initial design of the trust, or the Firm was involved with an independent third-party sponsor and demonstrated shared power over the creation of the trust; therefore, the Firm does not consolidate the re-securitization VIE.

JPMorgan Chase & Co./2021 Form 10-K	255

Notes to consolidated financial statements
The following table presents information on the Firm's interests in nonconsolidated re-securitization VIEs.

	Nonconsolidated re-securitization VIEs
December 31, (in millions)	2021	2020
U.S. GSEs and government agencies
Interest in VIEs	$1,947	$2,631
As of December 31, 2021 and 2020, the Firm did not consolidate any U.S. GSE and government agency re-securitization VIEs or any Firm-sponsored private-label re-securitization VIEs.
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
In the normal course of business, JPMorgan Chase makes markets in and invests in commercial paper issued by the Firm-administered multi-seller conduits. The Firm held $13.7 billion and $13.5 billion of the commercial paper issued by the Firm-administered multi-seller conduits at December 31, 2021 and 2020, respectively, which have been eliminated in consolidation. The Firm’s investments reflect the Firm’s funding needs and capacity and were not driven by market illiquidity. Other than the amounts required to be held pursuant to credit risk retention rules, the Firm is not obligated under any agreement to purchase the commercial paper issued by the Firm-administered multi-seller conduits.
Deal-specific liquidity facilities, program-wide liquidity and credit enhancement provided by the Firm have been eliminated in consolidation. The Firm or the Firm-administered multi-seller conduits provide lending-related commitments to certain clients of the Firm-administered multi-seller conduits. The unfunded commitments were $13.4 billion and $12.2 billion at December 31, 2021 and 2020, respectively, and are reported as off-balance sheet lending-related commitments in other unfunded commitments to extend credit. Refer to Note 28 for more information on off-balance sheet lending-related commitments.
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
J.P. Morgan Securities LLC may serve as a remarketing agent on the floaters for TOB trusts. The remarketing agent is responsible for establishing the periodic variable rate on the floaters, conducting the initial placement and remarketing tendered floaters. The remarketing agent may, but is not obligated to, make markets in floaters. Floaters held by the Firm were not material during 2021 and 2020.
JPMorgan Chase Bank, N.A. or J.P. Morgan Securities LLC often serves as the sole liquidity or tender option provider for the TOB trusts. The liquidity provider’s obligation to

256	JPMorgan Chase & Co./2021 Form 10-K

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
Consolidated VIE assets and liabilities
The following table presents information on assets and liabilities related to VIEs consolidated by the Firm as of December 31, 2021 and 2020.

	Assets					Liabilities
December 31, 2021 (in millions)	Trading assets	Loans		Other(c)	Total assets(d)	Beneficial interests in VIE assets(e)	Other(f)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$11,108		$102	$11,210	$2,397	$1	$2,398
Firm-administered multi-seller conduits	1	19,883		71	19,955	6,198	41	6,239
Municipal bond vehicles	2,009	—		2	2,011	1,976	—	1,976
Mortgage securitization entities(a)	—	955		32	987	179	85	264
Other	—	1,078	(b)	283	1,361	—	118	118
Total	$2,010	$33,024		$490	$35,524	$10,750	$245	$10,995

	Assets					Liabilities
December 31, 2020 (in millions)	Trading assets	Loans		Other(c)	Total assets(d)	Beneficial interests in VIE assets(e)	Other(f)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$11,962		$148	$12,110	$4,943	$3	$4,946
Firm-administered multi-seller conduits	2	23,787		188	23,977	10,523	33	10,556
Municipal bond vehicles	1,930	—		2	1,932	1,902	—	1,902
Mortgage securitization entities(a)	—	1,694		94	1,788	210	108	318
Other	2	176		249	427	—	89	89
Total	$1,934	$37,619		$681	$40,234	$17,578	$233	$17,811
(a)Includes residential and commercial mortgage securitizations.
(b)Largely includes purchased supply chain finance receivables and purchased auto loan securitizations in CIB.
(c)Includes assets classified as cash and other assets on the Consolidated balance sheets.
(d)The assets of the consolidated VIEs included in the program types above are used to settle the liabilities of those entities. The assets and liabilities include third-party assets and liabilities of consolidated VIEs and exclude intercompany balances that eliminate in consolidation.
(e)The interest-bearing beneficial interest liabilities issued by consolidated VIEs are classified in the line item on the Consolidated balance sheets titled, “Beneficial interests issued by consolidated variable interest entities.” The holders of these beneficial interests generally do not have recourse to the general credit of JPMorgan Chase. Included in beneficial interests in VIE assets are long-term beneficial interests of $2.6 billion and $5.2 billion at December 31, 2021 and 2020, respectively.
(f)Includes liabilities classified as accounts payable and other liabilities on the Consolidated balance sheets.

JPMorgan Chase & Co./2021 Form 10-K	257

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
Tax credit vehicles
The Firm holds investments in unconsolidated tax credit vehicles, which are limited partnerships and similar entities that own and operate affordable housing, energy, and other projects. These entities are primarily considered VIEs. A third party is typically the general partner or managing member and has control over the significant activities of the tax credit vehicles, and accordingly the Firm does not consolidate tax credit vehicles. The Firm generally invests in these partnerships as a limited partner and earns a return primarily through the receipt of tax credits allocated to the projects. The maximum loss exposure, represented by equity investments and funding commitments, was $26.8 billion and $23.6 billion, of which $9.4 billion and $8.7 billion was unfunded at December 31, 2021 and 2020, respectively. The prior-period maximum loss exposure amount has been revised to conform with the current presentation. The Firm assesses each project and to reduce the risk of loss, may withhold varying amounts of its capital investment until the project qualifies for tax credits. Refer to Note 25 for further information on affordable housing tax credits. Refer to Note 28 for more information on off-balance sheet lending-related commitments.
Customer municipal bond vehicles (TOB trusts)
The Firm may provide various services to customer TOB trusts, including remarketing agent, liquidity or tender option provider. In certain customer TOB transactions, the Firm, as liquidity provider, has entered into a reimbursement agreement with the Residual holder. In those transactions, upon the termination of the vehicle, the Firm has recourse to the third-party Residual holders for any shortfall. The Firm does not have any intent to protect Residual holders from potential losses on any of the underlying municipal bonds. The Firm does not consolidate customer TOB trusts, since the Firm does not have the power to make decisions that significantly impact the economic performance of the municipal bond vehicle. The Firm’s maximum exposure as a liquidity provider to customer TOB trusts at December 31, 2021 and 2020, was $6.8 billion and $6.7 billion, respectively. The fair value of assets held by such VIEs at both December 31, 2021 and 2020 was $10.5 billion.
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

258	JPMorgan Chase & Co./2021 Form 10-K

Securitization activity
The following table provides information related to the Firm’s securitization activities for the years ended December 31, 2021, 2020 and 2019, related to assets held in Firm-sponsored securitization entities that were not consolidated by the Firm, and where sale accounting was achieved at the time of the securitization.

	2021		2020		2019
Year ended December 31, (in millions)	Residential mortgage(d)	Commercial and other(e)	Residential mortgage(d)	Commercial and other(e)	Residential mortgage(d)	Commercial and other(e)
Principal securitized	$23,876	$14,917	$7,103	$6,624	$9,957	$9,390
All cash flows during the period:(a)
Proceeds received from loan sales as financial instruments(b)(c)	$24,450	$15,044	$7,321	$6,865	$10,238	$9,544
Servicing fees collected	153	1	211	1	287	2
Cash flows received on interests	578	273	801	239	507	237
(a)Excludes re-securitization transactions.
(b)Predominantly includes Level 2 assets.
(c)The carrying value of the loans accounted for at fair value approximated the proceeds received upon loan sale.
(d)Represents prime mortgages. Excludes loan securitization activity related to U.S. GSEs and government agencies.
(e)Includes commercial mortgage and other consumer loans.
Key assumptions used to value retained interests originated during the year are shown in the table below.

Year ended December 31,	2021	2020	2019
Residential mortgage retained interest:
Weighted-average life (in years)	3.9	4.7	4.8
Weighted-average discount rate	3.3%	8.2%	7.4%
Commercial mortgage retained interest:
Weighted-average life (in years)	6.0	6.9	6.4
Weighted-average discount rate	1.2%	3.0%	4.1%
Loans and excess MSRs sold to U.S. government-sponsored enterprises and loans in securitization transactions pursuant to Ginnie Mae guidelines
In addition to the amounts reported in the securitization activity tables above, the Firm, in the normal course of business, sells originated and purchased mortgage loans and certain originated excess MSRs on a nonrecourse basis, predominantly to U.S. GSEs. These loans and excess MSRs are sold primarily for the purpose of securitization by the U.S. GSEs, who provide certain guarantee provisions (e.g., credit enhancement of the loans). The Firm also sells loans into securitization transactions pursuant to Ginnie Mae guidelines; these loans are typically insured or guaranteed by another U.S. government agency. The Firm does not consolidate the securitization vehicles underlying these transactions as it is not the primary beneficiary. For a limited number of loan sales, the Firm is obligated to share a portion of the credit risk associated with the sold loans with the purchaser. Refer to Note 28 for additional information about the Firm’s loan sales- and securitization-related indemnifications. Refer to Note 15 for additional information on MSRs.

JPMorgan Chase & Co./2021 Form 10-K	259

Notes to consolidated financial statements
The following table summarizes the activities related to loans sold to the U.S. GSEs, and loans in securitization transactions pursuant to Ginnie Mae guidelines.

Year ended December 31, (in millions)	2021	2020	2019
Carrying value of loans sold	$105,035	$81,153	$92,349
Proceeds received from loan sales as cash	$161	$45	$73
Proceeds from loan sales as securities(a)(b)	103,286	80,186	91,422
Total proceeds received from loan sales(c)	$103,447	$80,231	$91,495
Gains/(losses) on loan sales(d)(e)	$9	$6	$499
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
The following table presents loans the Firm repurchased or had an option to repurchase, real estate owned, and foreclosed government-guaranteed residential mortgage loans recognized on the Firm’s Consolidated balance sheets as of December 31, 2021 and 2020. Substantially all of these loans and real estate are insured or guaranteed by U.S. government agencies.

December 31, (in millions)	2021	2020
Loans repurchased or option to repurchase(a)	$1,022	$1,413
Real estate owned	5	9
Foreclosed government-guaranteed residential mortgage loans(b)	36	64
(a)Predominantly all of these amounts relate to loans that have been repurchased from Ginnie Mae loan pools.
(b)Relates to voluntary repurchases of loans, which are included in accrued interest and accounts receivable.

Loan delinquencies and liquidation losses
The table below includes information about components of and delinquencies related to nonconsolidated securitized financial assets held in Firm-sponsored private-label securitization entities, in which the Firm has continuing involvement as of December 31, 2021 and 2020.

	Securitized assets		90 days past due		Net liquidation losses
As of or for the year ended December 31, (in millions)	2021	2020	2021	2020	2021	2020
Securitized loans
Residential mortgage:
Prime/ Alt-A & option ARMs	$47,029	$41,265	$2,466	$4,988	$17	$212
Subprime	10,115	12,154	1,609	2,406	16	179
Commercial and other	93,698	92,351	1,456	5,958	288	30
Total loans securitized	$150,842	$145,770	$5,531	$13,352	$321	$421

260	JPMorgan Chase & Co./2021 Form 10-K

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
The goodwill associated with each business combination is allocated to the related reporting units, which are generally determined based on how the Firm’s businesses are managed and how they are reviewed. The following table presents goodwill attributed to the reportable business segments and Corporate.

December 31, (in millions)	2021	2020	2019
Consumer & Community Banking	$31,474	$31,311	$30,133
Corporate & Investment Bank	7,906	7,913	7,901
Commercial Banking	2,986	2,985	2,982
Asset & Wealth Management	7,222	7,039	6,807
Corporate(a)	727	—	—
Total goodwill	$50,315	$49,248	$47,823
(a)For goodwill in Corporate acquired in the third quarter of 2021, the Firm elected to perform a qualitative impairment assessment, as permitted under U.S. GAAP.

The following table presents changes in the carrying amount of goodwill.

Year ended December 31, (in millions)	2021	2020	2019
Balance at beginning of period	$49,248	$47,823	$47,471
Changes during the period from:
Business combinations(a)	1,124	1,412	349
Other(b)	(57)	13	3
Balance at December 31,	$50,315	$49,248	$47,823
(a)For 2021, represents estimated goodwill associated with the acquisitions of Nutmeg in Corporate, OpenInvest and Campbell Global in AWM, and Frank and The Infatuation in CCB. For 2020, represents estimated goodwill associated with the acquisitions of cxLoyalty in CCB and 55ip in AWM. For 2019, represents goodwill associated with the acquisition of InstaMed. This goodwill was allocated to CIB, CB and CCB.
(b)Primarily foreign currency adjustments and adjustments to goodwill related to prior period acquisitions.
Goodwill impairment testing
The Firm’s goodwill was not impaired at December 31, 2021, 2020 and 2019.
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
The goodwill impairment test is generally performed by comparing the current fair value of each reporting unit with its carrying value. If the fair value is in excess of the carrying value, then the reporting unit’s goodwill is considered not to be impaired. If the fair value is less than the carrying value, then an impairment charge is recognized for the amount by which the reporting unit’s carrying value exceeds its fair value, up to the amount of goodwill allocated to that reporting unit.
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
Management also takes into consideration a comparison between the aggregate fair values of the Firm’s reporting

JPMorgan Chase & Co./2021 Form 10-K	261

Notes to consolidated financial statements
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

262	JPMorgan Chase & Co./2021 Form 10-K

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
The following table summarizes MSR activity for the years ended December 31, 2021, 2020 and 2019.

As of or for the year ended December 31, (in millions, except where otherwise noted)	2021	2020	2019
Fair value at beginning of period	$3,276	$4,699	$6,130
MSR activity:
Originations of MSRs	1,659	944	1,384
Purchase of MSRs	1,363	248	105
Disposition of MSRs(a)	(114)	(176)	(789)
Net additions/(dispositions)	2,908	1,016	700

Changes due to collection/realization of expected cash flows	(788)	(899)	(951)

Changes in valuation due to inputs and assumptions:
Changes due to market interest rates and other(b)	404	(1,568)	(893)
Changes in valuation due to other inputs and assumptions:
Projected cash flows (e.g., cost to service)	109	(54)	(333)	(e)
Discount rates	—	199	153
Prepayment model changes and other(c)	(415)	(117)	(107)
Total changes in valuation due to other inputs and assumptions	(306)	28	(287)
Total changes in valuation due to inputs and assumptions	98	(1,540)	(1,180)
Fair value at December 31,	$5,494	$3,276	$4,699
Change in unrealized gains/(losses) included in income related to MSRs held at December 31,	$98	$(1,540)	$(1,180)
Contractual service fees, late fees and other ancillary fees included in income	1,298	1,325	1,639
Third-party mortgage loans serviced at December 31, (in billions)	520	448	522
Servicer advances, net of an allowance for uncollectible amounts, at December 31, (in billions)(d)	1.6	1.8	2.0
(a)Includes excess MSRs transferred to agency-sponsored trusts in exchange for stripped mortgage backed securities (“SMBS”) for the years ended December 31, 2020 and 2019. In each transaction, a portion of the SMBS was acquired by third parties at the transaction date; the Firm acquired the remaining balance of those SMBS as trading securities.
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
(e)The decrease in projected cash flows was largely related to default servicing assumption updates.

JPMorgan Chase & Co./2021 Form 10-K	263

Notes to consolidated financial statements
The following table presents the components of mortgage fees and related income (including the impact of MSR risk management activities) for the years ended December 31, 2021, 2020 and 2019.

Year ended December 31, (in millions)	2021	2020	2019
CCB mortgage fees and related income
Production revenue	$2,215	$2,629	$1,618

Net mortgage servicing revenue:
Operating revenue:
Loan servicing revenue	1,257	1,367	1,533
Changes in MSR asset fair value due to collection/realization of expected cash flows	(788)	(899)	(951)
Total operating revenue	469	468	582
Risk management:
Changes in MSR asset fair value due to market interest rates and other(a)	404	(1,568)	(893)
Other changes in MSR asset fair value due to other inputs and assumptions in model(b)	(306)	28	(287)
Change in derivative fair value and other	(623)	1,522	1,015
Total risk management	(525)	(18)	(165)
Total net mortgage servicing revenue	(56)	450	417

Total CCB mortgage fees and related income	2,159	3,079	2,035

All other	11	12	1
Mortgage fees and related income	$2,170	$3,091	$2,036
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
The table below outlines the key economic assumptions used to determine the fair value of the Firm’s MSRs at December 31, 2021 and 2020, and outlines the sensitivities of those fair values to immediate adverse changes in those assumptions, as defined below.

December 31, (in millions, except rates)	2021	2020
Weighted-average prepayment speed assumption (constant prepayment rate)	9.90%	14.90%
Impact on fair value of 10% adverse change	$(210)	$(206)
Impact on fair value of 20% adverse change	(404)	(392)
Weighted-average option adjusted spread(a)	6.44%	7.19%
Impact on fair value of 100 basis points adverse change	$(225)	$(134)
Impact on fair value of 200 basis points adverse change	(433)	(258)
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

264	JPMorgan Chase & Co./2021 Form 10-K

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
Note 17 – Deposits
At December 31, 2021 and 2020, noninterest-bearing and interest-bearing deposits were as follows.

December 31, (in millions)	2021	2020
U.S. offices
Noninterest-bearing (included $8,115 and $9,873 at fair value)(a)	$638,879	$572,711
Interest-bearing (included $629 and $2,567 at fair value)(a)	1,432,578	1,197,032
Total deposits in U.S. offices	2,071,457	1,769,743
Non-U.S. offices
Noninterest-bearing (included $2,420 and $1,486 at fair value)(a)	26,229	23,435
Interest-bearing (included $169 and $558 at fair value)(a)	364,617	351,079
Total deposits in non-U.S. offices	390,846	374,514
Total deposits	$2,462,303	$2,144,257
(a)Includes structured notes classified as deposits for which the fair value option has been elected. Refer to Note 3 for further discussion.
At December 31, 2021 and 2020, time deposits in denominations that met or exceeded the insured limit were as follows.

December 31, (in millions)	2021	2020
U.S. offices	$38,970	$33,812
Non-U.S. offices (a)	54,535	50,776	(b)
Total	$93,505	$84,588
(a)Represents all time deposits in non-U.S.offices as these deposits typically exceed the insured limit.
(b)Prior-period amount has been revised to conform with the current presentation.
At December 31, 2021, the maturities of interest-bearing time deposits were as follows.

December 31, 2021 (in millions)
	U.S.	Non-U.S.	Total
2022	$47,595	$50,805	$98,400
2023	771	308	1,079
2024	269	10	279
2025	202	38	240
2026	169	821	990
After 5 years	484	132	616
Total	$49,490	$52,114	$101,604

JPMorgan Chase & Co./2021 Form 10-K	265

Notes to consolidated financial statements
Note 18 - Leases
Firm as lessee
At December 31, 2021, JPMorgan Chase and its subsidiaries were obligated under a number of noncancellable leases, predominantly operating leases for premises and equipment used primarily for business purposes. These leases generally have terms of 20 years or less, determined based on the contractual maturity of the lease, and include periods covered by options to extend or terminate the lease when the Firm is reasonably certain that it will exercise those options. All leases with lease terms greater than twelve months are reported as a lease liability with a corresponding right-of-use (“ROU”) asset. None of these lease agreements impose restrictions on the Firm’s ability to pay dividends, engage in debt or equity financing transactions or enter into further lease agreements. Certain of these leases contain escalation clauses that will increase rental payments based on maintenance, utility and tax increases, which are non-lease components. The Firm elected not to separate lease and non-lease components of a contract for its real estate leases. As such, real estate lease payments represent payments on both lease and non-lease components.
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
The following tables provide information related to the Firm’s operating leases:

December 31, (in millions, except where otherwise noted)
	2021	2020
Right-of-use assets	$7,888	$8,006
Lease liabilities	8,328	8,508

Weighted average remaining lease term (in years)	8.5	8.7
Weighted average discount rate	3.40%	3.48%

Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows	$1,656	$1,626
Supplemental non-cash information
Right-of-use assets obtained in exchange for operating lease obligations	$1,167	$1,350

Year ended December 31, (in millions)	2021	2020
Rental expense
Gross rental expense	$2,086	$2,094
Sublease rental income	(129)	(166)
Net rental expense	$1,957	$1,928
The following table presents future payments under operating leases as of December 31, 2021:

Year ended December 31, (in millions)
2022	$1,572
2023	1,435
2024	1,285
2025	1,115
2026	862
After 2026	3,453
Total future minimum lease payments	9,722
Less: Imputed interest	(1,394)
Total	$8,328
In addition to the table above, as of December 31, 2021, the Firm had additional future operating lease commitments of $0.9 billion that were signed but had not yet commenced. These operating leases will commence between 2022 and 2023 with lease terms up to 22 years.

266	JPMorgan Chase & Co./2021 Form 10-K

Firm as lessor
The Firm provides auto and equipment lease financing to its customers through lease arrangements with lease terms that may contain renewal, termination and/or purchase options. The Firm’s lease financings are predominantly auto operating leases. These assets subject to operating leases are recognized in other assets on the Firm’s Consolidated balance sheets and are depreciated on a straight-line basis over the lease term to reduce the asset to its estimated residual value. Depreciation expense is included in technology, communications and equipment expense in the Consolidated statements of income. The Firm’s lease income is generally recognized on a straight-line basis over the lease term and is included in other income in the Consolidated statements of income.
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
The following table presents the carrying value of assets subject to leases reported on the Consolidated balance sheets:

December 31, (in millions)	2021	2020
Carrying value of assets subject to operating leases, net of accumulated depreciation	$17,553	$21,155
Accumulated depreciation	5,737	6,388
The following table presents the Firm’s operating lease income and the related depreciation expense on the Consolidated statements of income:

Year ended December 31, (in millions)	2021	2020	2019
Operating lease income	$4,914	$5,539	$5,455
Depreciation expense	3,380	4,257	4,157
The following table presents future receipts under operating leases as of December 31, 2021:

Year ended December 31, (in millions)
2022	$2,984
2023	1,674
2024	559
2025	48
2026	43
After 2026	—
Total future minimum lease receipts	$5,308

JPMorgan Chase & Co./2021 Form 10-K	267

Notes to consolidated financial statements
Note 19 – Accounts payable and other liabilities
Accounts payable and other liabilities consist of brokerage payables, which include payables to customers and payables related to security purchases that did not settle, as well as other accrued expenses, such as credit card rewards liability, operating lease liabilities, income tax payables, and litigation reserves.
The following table details the components of accounts payable and other liabilities.

December 31, (in millions)	2021	2020
Brokerage payables	$169,172	$140,291
Other payables and liabilities(a)(b)	93,583	90,994
Total accounts payable and other liabilities	$262,755	$231,285
(a)    Includes credit card rewards liability of $9.8 billion and $7.7 billion at December 31, 2021 and 2020, respectively.
(b)    Prior-period amounts have been revised to conform with the current presentation. Refer to Note 25 for further information.

268	JPMorgan Chase & Co./2021 Form 10-K

Note 20 – Long-term debt
JPMorgan Chase issues long-term debt denominated in various currencies, predominantly U.S. dollars, with both fixed and variable interest rates. Included in senior and subordinated debt below are various equity-linked or other indexed instruments, which the Firm has elected to measure at fair value. Changes in fair value are recorded in principal transactions revenue in the Consolidated statements of income, except for unrealized gains/(losses) due to DVA which are recorded in OCI. The following table is a summary of long-term debt carrying values (including unamortized premiums and discounts, issuance costs, valuation adjustments and fair value adjustments, where applicable) by remaining contractual maturity as of December 31, 2021.

By remaining maturity at December 31, (in millions, except rates)		2021					2020
		Under 1 year	1-5 years	After 5 years	Total		Total
Parent company
Senior debt:	Fixed rate	$9,900	$71,001	$121,469	$202,370		$180,208	(h)
	Variable rate	845	9,106	3,392	13,343		11,877	(h)
	Interest rates(a)	2.93%	2.22%	3.00%	2.67%		2.97%
Subordinated debt:	Fixed rate	$—	$8,168	$10,101	$18,269		$19,255
	Variable rate	—	—	—	—		9
	Interest rates(a)	—%	4.21%	4.28%	4.24%		4.24%
	Subtotal	$10,745	$88,275	$134,962	$233,982		$211,349
Subsidiaries
Federal Home Loan Banks advances:	Fixed rate	$8	$45	$57	$110		$123
	Variable rate	—	11,000	—	11,000		14,000
	Interest rates(a)	5.53%	0.19%	6.14%	0.23%		0.34%
Senior debt:	Fixed rate	$775	$4,701	$10,028	$15,504		$16,227	(h)
	Variable rate	11,248	19,896	7,003	38,147		37,642	(h)
	Interest rates(a)	4.55%	4.92%	1.64%	2.09%		2.28%
Subordinated debt:	Fixed rate	$—	$287	$—	$287		$309
	Variable rate	—	—	—	—		—
	Interest rates(a)	—%	8.25%	—%	8.25%		8.25%
	Subtotal	$12,031	$35,929	$17,088	$65,048		$68,301
Junior subordinated debt:	Fixed rate	$—	$—	$678	$678		$738
	Variable rate	—	—	1,297	1,297		1,297
	Interest rates(a)	—%	—%	3.20%	3.20%		3.26%
	Subtotal	$—	$—	$1,975	$1,975		$2,035
Total long-term debt(b)(c)(d)		$22,776	$124,204	$154,025	$301,005	(f)(g)	$281,685
Long-term beneficial interests:
	Fixed rate	$748	$999	$—	$1,747		$2,369
	Variable rate	650	—	179	829		2,784
	Interest rates(a)	1.39%	1.53%	3.24%	1.57%		1.30%
Total long-term beneficial interests(e)		$1,398	$999	$179	$2,576		$5,153
(a)The interest rates shown are the weighted average of contractual rates in effect at December 31, 2021 and 2020, respectively, including non-U.S. dollar fixed- and variable-rate issuances, which excludes the effects of the associated derivative instruments used in hedge accounting relationships, if applicable. The interest rates shown exclude structured notes accounted for at fair value.
(b)Included long-term debt of $14.1 billion and $17.2 billion secured by assets totaling $170.6 billion and $166.4 billion at December 31, 2021 and 2020, respectively. The amount of long-term debt secured by assets does not include amounts related to hybrid instruments.
(c)Included $74.9 billion and $76.8 billion of long-term debt accounted for at fair value at December 31, 2021 and 2020, respectively.
(d)Included $15.8 billion and $16.1 billion of outstanding zero-coupon notes at December 31, 2021 and 2020, respectively. The aggregate principal amount of these notes at their respective maturities is $46.4 billion and $45.3 billion, respectively. The aggregate principal amount reflects the contractual principal payment at maturity, which may exceed the contractual principal payment at the Firm’s next call date, if applicable.
(e)Included on the Consolidated balance sheets in beneficial interests issued by consolidated VIEs. Also included $12 million and $41 million accounted for at fair value at December 31, 2021 and 2020, respectively. Excluded short-term commercial paper and other short-term beneficial interests of $8.2 billion and $12.4 billion at December 31, 2021 and 2020, respectively.
(f)At December 31, 2021, long-term debt in the aggregate of $185.0 billion was redeemable at the option of JPMorgan Chase, in whole or in part, prior to maturity, based on the terms specified in the respective instruments.
(g)The aggregate carrying values of debt that matures in each of the five years subsequent to 2021 is $22.8 billion in 2022, $32.6 billion in 2023, $36.4 billion in 2024, $26.1 billion in 2025 and $29.1 billion in 2026.
(h)Prior-period amounts have been revised to conform with the current presentation.

JPMorgan Chase & Co./2021 Form 10-K	269

Notes to consolidated financial statements
The weighted-average contractual interest rates for total long-term debt excluding structured notes accounted for at fair value were 2.67% and 2.89% as of December 31, 2021 and 2020, respectively. In order to modify exposure to interest rate and currency exchange rate movements, JPMorgan Chase utilizes derivative instruments, primarily interest rate and cross-currency interest rate swaps, in conjunction with some of its debt issuances. The use of these instruments modifies the Firm’s interest expense on the associated debt. The modified weighted-average interest rates for total long-term debt, including the effects of related derivative instruments, were 1.43% and 1.59% as of December 31, 2021 and 2020, respectively.
JPMorgan Chase & Co. has guaranteed certain long-term debt of its subsidiaries, including structured notes. These guarantees rank on parity with the Firm’s other unsecured and unsubordinated indebtedness. The amount of such guaranteed long-term debt and structured notes was $16.4 billion and $13.8 billion at December 31, 2021 and 2020, respectively.
The Firm’s unsecured debt does not contain requirements that would call for an acceleration of payments, maturities or changes in the structure of the existing debt, provide any limitations on future borrowings or require additional collateral, based on unfavorable changes in the Firm’s credit ratings, financial ratios, earnings or stock price.

270	JPMorgan Chase & Co./2021 Form 10-K

Note 21 – Preferred stock
At December 31, 2021 and 2020, JPMorgan Chase was authorized to issue 200 million shares of preferred stock, in one or more series, with a par value of $1 per share. In the event of a liquidation or dissolution of the Firm, JPMorgan Chase’s preferred stock then outstanding takes precedence over the Firm’s common stock with respect to the payment of dividends and the distribution of assets.
The following is a summary of JPMorgan Chase’s non-cumulative preferred stock outstanding as of December 31, 2021 and 2020.

	Shares(a)		Carrying value (in millions)		Issue date	Contractual rate in effect at December 31, 2021	Earliest redemption date(b)	Floating annualized rate(c)	Dividend declared per share(d)
	December 31,		December 31,						Year ended December 31,
	2021	2020	2021	2020					2021	2020	2019
Fixed-rate:
Series P	—	—	$—	$—	2/5/2013	—%	3/1/2018	NA	$—	$—	$545.00
Series T	—	—	—	—	1/30/2014	—	3/1/2019	NA	—	—	167.50
Series W	—	—	—	—	6/23/2014	—	9/1/2019	NA	—	—	472.50
Series Y	—	—	—	—	2/12/2015	—	3/1/2020	NA	—	153.13	612.52
Series AA	—	142,500	—	1,425	6/4/2015	—	9/1/2020	NA	305.00	610.00	610.00
Series BB	—	115,000	—	1,150	7/29/2015	—	9/1/2020	NA	307.50	615.00	615.00
Series DD	169,625	169,625	1,696	1,696	9/21/2018	5.750	12/1/2023	NA	575.00	575.00	575.00
Series EE	185,000	185,000	1,850	1,850	1/24/2019	6.000	3/1/2024	NA	600.00	600.00	511.67	(e)
Series GG	90,000	90,000	900	900	11/7/2019	4.750	12/1/2024	NA	475.00	506.67	NA	(e)
Series JJ	150,000	—	1,500	—	3/17/2021	4.550	6/1/2026	NA	321.03	NA	NA	(e)
Series LL	185,000	—	1,850	—	5/20/2021	4.625	6/1/2026	NA	245.39	NA	NA	(e)
Series MM	200,000	—	2,000	—	7/29/2021	4.200	9/1/2026	NA	142.33	NA	NA	(e)

Fixed-to-floating-rate:
Series I	293,375	293,375	$2,934	$2,934	4/23/2008	LIBOR + 3.47%	4/30/2018	LIBOR + 3.47%	$370.38	$428.03	$593.23
Series Q	150,000	150,000	1,500	1,500	4/23/2013	5.150	5/1/2023	LIBOR + 3.25	515.00	515.00	515.00
Series R	150,000	150,000	1,500	1,500	7/29/2013	6.000	8/1/2023	LIBOR + 3.30	600.00	600.00	600.00
Series S	200,000	200,000	2,000	2,000	1/22/2014	6.750	2/1/2024	LIBOR + 3.78	675.00	675.00	675.00
Series U	100,000	100,000	1,000	1,000	3/10/2014	6.125	4/30/2024	LIBOR + 3.33	612.50	612.50	612.50
Series V	250,000	250,000	2,500	2,500	6/9/2014	LIBOR + 3.32%	7/1/2019	LIBOR + 3.32	353.65	436.85	534.09	(f)
Series X	160,000	160,000	1,600	1,600	9/23/2014	6.100	10/1/2024	LIBOR + 3.33	610.00	610.00	610.00
Series Z	200,000	200,000	2,000	2,000	4/21/2015	LIBOR + 3.80%	5/1/2020	LIBOR + 3.80	401.44	453.52	530.00	(g)
Series CC	125,750	125,750	1,258	1,258	10/20/2017	4.625	11/1/2022	LIBOR + 2.58	462.50	462.50	462.50
Series FF	225,000	225,000	2,250	2,250	7/31/2019	5.000	8/1/2024	SOFR + 3.38	500.00	500.00	251.39	(e)
Series HH	300,000	300,000	3,000	3,000	1/23/2020	4.600	2/1/2025	SOFR + 3.125	460.00	470.22	NA	(e)
Series II	150,000	150,000	1,500	1,500	2/24/2020	4.000	4/1/2025	SOFR + 2.745	400.00	341.11	NA	(e)
Series KK	200,000	—	2,000	—	5/12/2021	3.650	6/1/2026	CMT + 2.85	201.76	NA	NA	(e)
Total preferred stock	3,483,750	3,006,250	$34,838	$30,063
(a)Represented by depositary shares.
(b)Fixed-to-floating rate notes convert to a floating rate at the earliest redemption date.
(c)Floating annualized rate includes three-month LIBOR, three-month term SOFR or five-year Constant Maturity Treasury ("CMT") rate, as applicable, plus the spreads noted above.
(d)Dividends are declared quarterly. Dividends are payable quarterly on fixed-rate preferred stock. Dividends are payable semiannually on fixed-to-floating-rate preferred stock while at a fixed rate, and payable quarterly after converting to a floating rate.
(e)The initial dividend declared is prorated based on the number of days outstanding for the period. Dividends were declared quarterly thereafter at the contractual rate.
(f)The dividend rate for Series V preferred stock became floating and payable quarterly starting on July 1, 2019; prior to which the dividend rate was fixed at 5% or $250.00 per share payable semi annually.
(g)The dividend rate for Series Z preferred stock became floating and payable quarterly starting on May 1, 2020; prior to which the dividend rate was fixed at 5.3% or $265.00 per share payable semi annually.

Each series of preferred stock has a liquidation value and redemption price per share of $10,000, plus accrued but unpaid dividends. The aggregate liquidation value was $35.2 billion at December 31, 2021.

JPMorgan Chase & Co./2021 Form 10-K	271

Notes to consolidated financial statements
Redemptions
On February 1, 2022, the Firm redeemed all $2.0 billion of its fixed-to-floating rate non-cumulative preferred stock, Series Z.
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

272	JPMorgan Chase & Co./2021 Form 10-K

Note 22 – Common stock
At December 31, 2021 and 2020, JPMorgan Chase was authorized to issue 9.0 billion shares of common stock with a par value of $1 per share.
Common shares issued (reissuances from treasury) by JPMorgan Chase during the years ended December 31, 2021, 2020 and 2019 were as follows.

Year ended December 31, (in millions)	2021	2020	2019
Total issued – balance at January 1	4,104.9	4,104.9	4,104.9
Treasury – balance at January 1	(1,055.5)	(1,020.9)	(829.1)
Repurchase	(119.7)	(50.0)	(213.0)
Reissuance:
Employee benefits and compensation plans	13.5	14.2	20.4
Employee stock purchase plans	0.9	1.2	0.8
Total reissuance	14.4	15.4	21.2
Total treasury – balance at December 31	(1,160.8)	(1,055.5)	(1,020.9)
Outstanding at December 31	2,944.1	3,049.4	3,084.0
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
The following table sets forth the Firm’s repurchases of common stock for the years ended December 31, 2021, 2020 and 2019.

Year ended December 31, (in millions)	2021	2020(a)	2019
Total number of shares of common stock repurchased	119.7	50.0	213.0
Aggregate purchase price of common stock repurchases	$18,448	$6,397	$24,121
(a)On March 15, 2020, in response to the economic disruptions caused by the COVID-19 pandemic, the Firm temporarily suspended repurchases of its common stock. Subsequently, the Federal Reserve directed all large banks, including the Firm, to discontinue net share repurchases through the end of 2020.
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
As of December 31, 2021, approximately 58.3 million shares of common stock were reserved for issuance under various employee incentive, compensation, option and stock purchase plans, and directors’ compensation plans.

JPMorgan Chase & Co./2021 Form 10-K	273

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
The following table presents the calculation of net income applicable to common stockholders and basic and diluted EPS for the years ended December 31, 2021, 2020 and 2019.

Year ended December 31, (in millions, except per share amounts)	2021	2020	2019
Basic earnings per share
Net income	$48,334	$29,131	$36,431
Less: Preferred stock dividends	1,600	1,583	1,587
Net income applicable to common equity	46,734	27,548	34,844
Less: Dividends and undistributed earnings allocated to participating securities	231	138	202
Net income applicable to common stockholders	$46,503	$27,410	$34,642

Total weighted-average basic shares outstanding	3,021.5	3,082.4	3,221.5
Net income per share	$15.39	$8.89	$10.75

Diluted earnings per share
Net income applicable to common stockholders	$46,503	$27,410	$34,642

Total weighted-average basic shares outstanding	3,021.5	3,082.4	3,221.5
Add: Dilutive impact of SARs and employee stock options, unvested PSUs and nondividend-earning RSUs, and warrants	5.1	5.0	8.9
Total weighted-average diluted shares outstanding	3,026.6	3,087.4	3,230.4
Net income per share	$15.36	$8.88	$10.72

274	JPMorgan Chase & Co./2021 Form 10-K

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

Year ended December 31, (in millions)	Unrealized gains/(losses) on investment securities		Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)
Balance at December 31, 2018	$1,202		$(727)	$(161)	$(109)	$(2,308)	$596	$(1,507)
Net change	2,855		20	30	172	964	(965)	3,076
Balance at December 31, 2019	$4,057		$(707)	$(131)	$63	$(1,344)	$(369)	$1,569
Net change	4,123		234	19	2,320	212	(491)	6,417
Balance at December 31, 2020	$8,180		$(473)	$(112)	$2,383	$(1,132)	$(860)	$7,986
Net change	(5,540)		(461)	(19)	(2,679)	922	(293)	(8,070)
Balance at December 31, 2021	$2,640	(a)	$(934)	$(131)	$(296)	$(210)	$(1,153)	$(84)
(a)Includes after-tax net unamortized unrealized gains of $2.4 billion related to AFS securities that have been transferred to HTM. Refer to Note 10 for further information.

JPMorgan Chase & Co./2021 Form 10-K	275

Notes to consolidated financial statements
The following table presents the pre-tax and after-tax changes in the components of OCI.

	2021			2020			2019
Year ended December 31, (in millions)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Unrealized gains/(losses) on investment securities:
Net unrealized gains/(losses) arising during the period	$(7,634)	$1,832	$(5,802)	$6,228	$(1,495)	$4,733	$4,025	$(974)	$3,051
Reclassification adjustment for realized (gains)/losses included in net income(a)	345	(83)	262	(802)	192	(610)	(258)	62	(196)
Net change	(7,289)	1,749	(5,540)	5,426	(1,303)	4,123	3,767	(912)	2,855
Translation adjustments(b):
Translation	(2,447)	125	(2,322)	1,407	(103)	1,304	(49)	33	(16)
Hedges	2,452	(591)	1,861	(1,411)	341	(1,070)	46	(10)	36
Net change	5	(466)	(461)	(4)	238	234	(3)	23	20
Fair value hedges, net change(c):	(26)	7	(19)	25	(6)	19	39	(9)	30
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	(2,303)	553	(1,750)	3,623	(870)	2,753	122	(28)	94
Reclassification adjustment for realized (gains)/losses included in net income(d)	(1,222)	293	(929)	(570)	137	(433)	103	(25)	78
Net change	(3,525)	846	(2,679)	3,053	(733)	2,320	225	(53)	172
Defined benefit pension and OPEB plans, net change:	1,129	(207)	922	214	(2)	212	1,157	(193)	964
DVA on fair value option elected liabilities, net change:	(393)	100	(293)	(648)	157	(491)	(1,264)	299	(965)
Total other comprehensive income/(loss)	$(10,099)	$2,029	$(8,070)	$8,066	$(1,649)	$6,417	$3,921	$(845)	$3,076
(a)The pre-tax amount is reported in Investment securities gains/(losses) in the Consolidated statements of income.
(b)Reclassifications of pre-tax realized gains/(losses) on translation adjustments and related hedges are reported in other income/expense in the Consolidated statements of income. During the year ended December 31, 2021, the Firm reclassified a net pre-tax loss of $7 million to other expense related to the liquidation of certain legal entities, driven by cumulative translation adjustments. During the year ended December 31, 2020, the Firm reclassified a net pre-tax gain of $6 million to other income related to the liquidation of legal entities, $3 million related to net investment hedge gains and $3 million related to cumulative translation adjustments. During the year ended December 31, 2019, the Firm reclassified net pre-tax gains of $7 million to other income and $1 million to other expense, respectively. These amounts, which related to the liquidation of certain legal entities, are comprised of $18 million related to net investment hedge gains and $10 million related to cumulative translation adjustments.
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

276	JPMorgan Chase & Co./2021 Form 10-K

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
In the first quarter of 2021, the Firm reclassified certain deferred investment tax credits from accounts payable and other liabilities to other assets to be a reduction to the carrying value of the associated tax-oriented investments. The reclassification also resulted in an increase in income tax expense and a corresponding increase in other income, with no effect on net income. Prior-period amounts have been revised to conform with the current presentation, including the Firm’s effective income tax rate.
Effective tax rate and expense
The following table presents a reconciliation of the applicable statutory U.S. federal income tax rate to the effective tax rate.

Effective tax rate
Year ended December 31,	2021	2020		2019
Statutory U.S. federal tax rate	21.0%	21.0%		21.0%
Increase/(decrease) in tax rate resulting from:
U.S. state and local income taxes, net of U.S. federal income tax benefit	3.0	2.5		3.5
Tax-exempt income	(0.9)	(1.6)		(1.4)
Non-U.S. earnings	0.1	1.4		1.8
Business tax credits	(4.2)	(5.4)	(a)	(3.8)	(a)
Tax audit resolutions	—	—		(2.3)
Other, net	(0.1)	0.8	(a)	—
Effective tax rate	18.9%	18.7%		18.8%
(a)Prior-period amounts have been revised to conform with the current presentation.
The following table reflects the components of income tax expense/(benefit) included in the Consolidated statements of income.

Income tax expense/(benefit)
Year ended December 31, (in millions)	2021	2020		2019
Current income tax expense/(benefit)
U.S. federal	$2,865	$5,759		$3,284
Non-U.S.	2,718	2,705		2,103
U.S. state and local	1,897	1,793		1,778
Total current income tax expense/(benefit)	7,480	10,257		7,165
Deferred income tax expense/(benefit)
U.S. federal	3,460	(2,776)	(a)	1,030	(a)
Non-U.S.	(101)	(126)		20
U.S. state and local	389	(671)		220
Total deferred income tax expense/(benefit)	3,748	(3,573)		1,270
Total income tax expense	$11,228	$6,684		$8,435
(a)Prior-period amount has been revised to conform with the current presentation.
Total income tax expense includes $69 million tax expense, and $72 million and $1.1 billion of tax benefits recorded in 2021, 2020, and 2019, respectively, resulting from the resolution of tax audits.
Tax effect of items recorded in stockholders’ equity
The preceding table does not reflect the tax effect of certain items that are recorded each period directly in stockholders’ equity. The tax effect of all items recorded directly to stockholders’ equity resulted in an increase of $2.0 billion in 2021 and decreases of $827 million and $862 million in 2020 and 2019, respectively.
Results from non-U.S. earnings
The following table presents the U.S. and non-U.S. components of income before income tax expense.

Year ended December 31, (in millions)	2021	2020		2019
U.S.	$50,126	$27,312	(b)	$36,991	(b)
Non-U.S.(a)	9,436	8,503		7,875
Income before income tax expense	$59,562	$35,815		$44,866
(a)For purposes of this table, non-U.S. income is defined as income generated from operations located outside the U.S.
(b)Prior-period amount has been revised to conform with the current presentation.
The Firm will recognize any U.S. income tax expense it may incur on global intangible low tax income as income tax expense in the period in which the tax is incurred.

JPMorgan Chase & Co./2021 Form 10-K	277

Notes to consolidated financial statements
Affordable housing tax credits
The Firm recognized $1.7 billion of tax credits and other tax benefits associated with investments in affordable housing projects within income tax expense for the year ended 2021, and $1.5 billion in each of the years ended 2020 and 2019. The amount of amortization of such investments reported in income tax expense was $1.3 billion, $1.2 billion and $1.1 billion, respectively. The carrying value of these investments, which are reported in other assets on the Firm’s Consolidated balance sheets, was $10.8 billion and $9.7 billion at December 31, 2021 and 2020, respectively. The amount of commitments related to these investments, which are reported in accounts payable and other liabilities on the Firm’s Consolidated balance sheets, was $4.6 billion and $3.8 billion at December 31, 2021 and 2020, respectively.
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

December 31, (in millions)	2021	2020
Deferred tax assets
Allowance for loan losses	$4,345	$7,270
Employee benefits	987	1,104
Accrued expenses and other	3,955	3,332
Non-U.S. operations	900	849
Tax attribute carryforwards	615	757
Gross deferred tax assets	10,802	13,312
Valuation allowance	(378)	(560)
Deferred tax assets, net of valuation allowance	$10,424	$12,752
Deferred tax liabilities
Depreciation and amortization	$3,289	$3,329
Mortgage servicing rights, net of hedges	2,049	2,184
Leasing transactions	4,227	5,124
Other, net	4,459	6,025
Gross deferred tax liabilities	14,024	16,662
Net deferred tax (liabilities)/assets	$(3,600)	$(3,910)
JPMorgan Chase has recorded deferred tax assets of $615 million at December 31, 2021, in connection with U.S. federal and non-U.S. NOL carryforwards and other tax attributes, FTC carryforwards, and state and local capital loss carryforwards. At December 31, 2021, total U.S. federal NOL carryforwards were $972 million, non-U.S. NOL carryforwards were $210 million, FTC carryforwards were $258 million, state and local capital loss carryforwards were $1.1 billion, and other U.S. federal tax attributes were $359 million. If not utilized, a portion of the U.S. federal NOL carryforwards and other U.S. federal tax attributes will expire between 2026 and 2037 whereas others have an unlimited carryforward period. Similarly, certain non-U.S. NOL carryforwards will expire between 2026 and 2036 whereas others have an unlimited carryforward period. The FTC carryforwards will expire between 2029 and 2030, and the state and local capital loss carryforwards will expire in 2022.
The valuation allowance at December 31, 2021, was due to the state and local capital loss carryforwards, FTC carryforwards, and certain non-U.S. deferred tax assets, including NOL carryforwards.

278	JPMorgan Chase & Co./2021 Form 10-K

Unrecognized tax benefits
At December 31, 2021, 2020 and 2019, JPMorgan Chase’s unrecognized tax benefits, excluding related interest expense and penalties, were $4.6 billion, $4.3 billion and $4.0 billion, respectively, of which $3.4 billion, $3.1 billion and $2.8 billion, respectively, if recognized, would reduce the annual effective tax rate. Included in the amount of unrecognized tax benefits are certain items that would not affect the effective tax rate if they were recognized in the Consolidated statements of income. These unrecognized items include the tax effect of certain temporary differences, the portion of gross state and local unrecognized tax benefits that would be offset by the benefit from associated U.S. federal income tax deductions, and the portion of gross non-U.S. unrecognized tax benefits that would have offsets in other jurisdictions. JPMorgan Chase is presently under audit by a number of taxing authorities, most notably by the Internal Revenue Service as summarized in the Tax examination status table below. As JPMorgan Chase is presently under audit by a number of taxing authorities, it is reasonably possible that over the next 12 months the resolution of these examinations may increase or decrease the gross balance of unrecognized tax benefits by as much as approximately $300 million. Upon settlement of an audit, the change in the unrecognized tax benefit would result from payment or income statement recognition.
The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits.

Year ended December 31, (in millions)	2021	2020	2019
Balance at January 1,	$4,250	$4,024	$4,861
Increases based on tax positions related to the current period	798	685	871
Increases based on tax positions related to prior periods	393	362	10
Decreases based on tax positions related to prior periods	(657)	(705)	(706)
Decreases related to cash settlements with taxing authorities	(148)	(116)	(1,012)
Balance at December 31,	$4,636	$4,250	$4,024
After-tax interest expense/(benefit) and penalties related to income tax liabilities recognized in income tax expense were $174 million, $147 million and $(52) million in 2021, 2020 and 2019, respectively.
At December 31, 2021 and 2020, in addition to the liability for unrecognized tax benefits, the Firm had accrued $1.1 billion and $1.0 billion, respectively, for income tax-related interest and penalties.
Tax examination status
JPMorgan Chase is continually under examination by the Internal Revenue Service, by taxing authorities throughout the world, and by many state and local jurisdictions throughout the U.S. The following table summarizes the status of significant income tax examinations of JPMorgan Chase and its consolidated subsidiaries as of December 31, 2021.

	Periods under examination	Status
JPMorgan Chase – U.S.	2011 – 2013	Field examination of amended returns
JPMorgan Chase – U.S.	2014 - 2018	Field Examination
JPMorgan Chase – New York State	2012 - 2014	Field Examination
JPMorgan Chase – New York City	2015 - 2017	Field Examination
JPMorgan Chase – California	2011 – 2012	Field Examination
JPMorgan Chase – U.K.	2006 – 2019	Field examination of certain select entities

JPMorgan Chase & Co./2021 Form 10-K	279

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
The following table presents the components of the Firm’s restricted cash:

December 31, (in billions)	2021	2020
Segregated for the benefit of securities and cleared derivative customers	14.6	19.3
Cash reserves at non-U.S. central banks and held for other general purposes	5.1	5.1
Total restricted cash(a)	$19.7	$24.4
(a)Comprises $18.4 billion and $22.7 billion in deposits with banks, and $1.3 billion and $1.7 billion in cash and due from banks on the Consolidated balance sheets as of December 31, 2021 and 2020, respectively.
Also, as of December 31, 2021 and 2020, the Firm had the following other restricted assets:
•Cash and securities pledged with clearing organizations for the benefit of customers of $47.5 billion and $37.2 billion, respectively.
•Securities with a fair value of $30.0 billion and $1.3 billion, respectively, were also restricted in relation to customer activity.
Intercompany funds transfers
Restrictions imposed by U.S. federal law prohibit JPMorgan Chase Bank, N.A., and its subsidiaries, from lending to JPMorgan Chase & Co. (“Parent Company”) and certain of its affiliates unless the loans are secured in specified amounts. Such secured loans provided by any banking subsidiary to the Parent Company or to any particular affiliate, together with certain other transactions with such affiliate (collectively referred to as “covered transactions”), must be made on terms and conditions that are consistent with safe and sound banking practices. In addition, unless collateralized with cash or US Government debt obligations, covered transactions are generally limited to 10% of the banking subsidiary’s total capital, as determined by the risk-based capital guidelines; the aggregate amount of covered transactions between any banking subsidiary and all of its affiliates is limited to 20% of the banking subsidiary’s total capital.
The Parent Company’s two principal subsidiaries are JPMorgan Chase Bank, N.A. and JPMorgan Chase Holdings LLC, an intermediate holding company (the “IHC”). The IHC generally holds the stock of JPMorgan Chase’s subsidiaries other than JPMorgan Chase Bank, N.A. and its subsidiaries. The IHC also owns other assets and provides intercompany loans to the Parent Company. The Parent Company is obligated to contribute to the IHC substantially all the net proceeds received from securities issuances (including issuances of senior and subordinated debt securities and of preferred and common stock).
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
At January 1, 2022, the Parent Company’s banking subsidiaries could pay, in the aggregate, approximately $20 billion in dividends to their respective bank holding companies without the prior approval of their relevant banking regulators. The capacity to pay dividends in 2022 will be supplemented by the banking subsidiaries’ earnings during the year.

280	JPMorgan Chase & Co./2021 Form 10-K

Note 27 – Regulatory capital
The Federal Reserve establishes capital requirements, including well-capitalized requirements, for the consolidated financial holding company. The OCC establishes similar minimum capital requirements and standards for the Firm’s principal IDI subsidiary, JPMorgan Chase Bank, N.A.
The capital rules under Basel III establish minimum capital ratios and overall capital adequacy standards for large and internationally active U.S. bank holding companies and banks, including the Firm and its IDI subsidiaries, including JPMorgan Chase Bank, N.A. Two comprehensive approaches are prescribed for calculating RWA: a standardized approach (“Basel III Standardized”), and an advanced approach (“Basel III Advanced”). For each of the risk-based capital ratios, the capital adequacy of the Firm and JPMorgan Chase Bank, N.A. is evaluated against the lower of the Standardized or Advanced approaches compared to their respective regulatory capital ratio requirements.
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
The following table presents the risk-based regulatory capital ratio requirements and well-capitalized ratios to which the Firm and its IDI subsidiaries were subject as of December 31, 2021 and 2020.

	Standardized capital ratio requirements		Advanced capital ratio requirements		Well-capitalized ratios
	BHC(a)(b)	IDI(c)	BHC(a)	IDI(c)	BHC(d)	IDI(e)
Risk-based capital ratios
CET1 capital	11.2%	7.0%	10.5%	7.0%	NA	6.5%
Tier 1 capital	12.7	8.5	12.0	8.5	6.0%	8.0
Total capital	14.7	10.5	14.0	10.5	10.0	10.0
Note: The table above is as defined by the regulations issued by the Federal Reserve, OCC and FDIC and to which the Firm and its IDI subsidiaries are subject.
(a)Represents the regulatory capital ratio requirements applicable to the Firm. The CET1, Tier 1 and Total capital ratio requirements each include a respective minimum requirement plus a GSIB surcharge of 3.5% as calculated under Method 2; plus a 3.2% SCB for Basel III Standardized ratios and a fixed 2.5% capital conservation buffer for Basel III Advanced ratios. The countercyclical buffer is currently set to 0% by the federal banking agencies.
(b)For the period ended December 31, 2020, the CET1, Tier 1, and Total capital ratio requirements under Basel III Standardized applicable to the Firm were 11.3%, 12.8% and 14.8%, respectively.
(c)Represents requirements for JPMorgan Chase’s IDI subsidiaries. The CET1, Tier 1 and Total capital ratio requirements include a fixed capital conservation buffer requirement of 2.5% that is applicable to the IDI subsidiaries. The IDI subsidiaries are not subject to the GSIB surcharge.
(d)Represents requirements for bank holding companies pursuant to regulations issued by the Federal Reserve.
(e)Represents requirements for IDI subsidiaries pursuant to regulations issued under the FDIC Improvement Act.
The following table presents the leverage-based regulatory capital ratio requirements and well-capitalized ratios to which the Firm and its IDI subsidiaries were subject as of December 31, 2021 and 2020.

	Capital ratio requirements(a)		Well-capitalized ratios
	BHC	IDI	BHC(b)	IDI
Leverage-based capital ratios
Tier 1 leverage	4.0%	4.0%	NA	5.0%
SLR	5.0	6.0	NA	6.0
Note: The table above is as defined by the regulations issued by the Federal Reserve, OCC and FDIC and to which the Firm and its IDI subsidiaries are subject.
(a)Represents minimum SLR requirement of 3.0%, as well as supplementary leverage buffer requirements of 2.0% and 3.0% for BHC and IDI subsidiaries, respectively.
(b)The Federal Reserve's regulations do not establish well-capitalized thresholds for these measures for BHCs.

JPMorgan Chase & Co./2021 Form 10-K	281

Notes to consolidated financial statements
Current Expected Credit Losses
The Firm elected to apply the CECL capital transition provisions as permitted by the federal banking agencies delaying the effects of CECL on regulatory capital for two years until January 1, 2022, followed by a three-year transition period (“CECL capital transition provisions”).
As of December 31, 2021, the capital metrics of the Firm reflected the benefit of the CECL capital transition provisions of $2.9 billion, which will be phased in at 25% per year beginning January 1, 2022.
The CECL capital transition provisions have also been incorporated into Tier 2 capital, adjusted average assets, and total leverage exposure and are also subject to the three-year transition period beginning January 1, 2022.
The following tables present risk-based capital metrics under both the Basel III Standardized and Basel III Advanced approaches and leverage-based capital metrics for JPMorgan Chase and JPMorgan Chase Bank, N.A. As of December 31, 2021 and 2020, JPMorgan Chase and JPMorgan Chase Bank, N.A. were well-capitalized and met all capital requirements to which each was subject.

December 31, 2021 (in millions, except ratios)	Basel III Standardized		Basel III Advanced
	JPMorgan Chase & Co.(a)	JPMorgan Chase Bank, N.A.(a)	JPMorgan Chase & Co.(a)	JPMorgan Chase Bank, N.A.(a)
Risk-based capital metrics:
CET1 capital	$213,942	$266,907	$213,942	$266,907
Tier 1 capital	246,162	266,910	246,162	266,910
Total capital	274,900	281,826	265,796	272,299
Risk-weighted assets	1,638,900	1,582,280	1,547,920	1,392,847
CET1 capital ratio	13.1%	16.9%	13.8%	19.2%
Tier 1 capital ratio	15.0	16.9	15.9	19.2
Total capital ratio	16.8	17.8	17.2	19.5

December 31, 2020 (in millions, except ratios)	Basel III Standardized		Basel III Advanced
	JPMorgan Chase & Co.(a)	JPMorgan Chase Bank, N.A.(a)	JPMorgan Chase & Co.(a)	JPMorgan Chase Bank, N.A.(a)
Risk-based capital metrics:
CET1 capital	$205,078	$234,235	$205,078	$234,235
Tier 1 capital	234,844	234,237	234,844	234,237
Total capital	269,923	252,045	257,228	239,673
Risk-weighted assets	1,560,609	1,492,138	1,484,431	1,343,185
CET1 capital ratio	13.1%	15.7%	13.8%	17.4%
Tier 1 capital ratio	15.0	15.7	15.8	17.4
Total capital ratio	17.3	16.9	17.3	17.8
(a)The capital metrics reflect the CECL capital transition provisions. Additionally, loans originated under the PPP receive a zero percent risk weight.

Three months ended (in millions, except ratios)	December 31, 2021		December 31, 2020
	JPMorgan Chase & Co.(b)	JPMorgan Chase Bank, N.A.(b)	JPMorgan Chase & Co.(b)(c)	JPMorgan Chase Bank, N.A.(b)(c)
Leverage-based capital metrics:
Adjusted average assets(a)	$3,782,035	$3,334,925	$3,353,319	$2,970,285
Tier 1 leverage ratio	6.5%	8.0%	7.0%	7.9%
Total leverage exposure	$4,571,789	$4,119,286	$3,401,542	$3,688,797
SLR	5.4%	6.5%	6.9%	6.3%
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

282	JPMorgan Chase & Co./2021 Form 10-K

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
To provide for expected credit losses in wholesale and certain consumer lending-related commitments, an allowance for credit losses on lending-related commitments is maintained. Refer to Note 13 for further information regarding the allowance for credit losses on lending-related commitments. The following table summarizes the contractual amounts and carrying values of off-balance sheet lending-related financial instruments, guarantees and other commitments at December 31, 2021 and 2020. The amounts in the table below for credit card and home equity lending-related commitments represent the total available credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit for these products will be utilized at the same time. The Firm can reduce or cancel credit card lines of credit by providing the borrower notice or, in some cases as permitted by law, without notice. In addition, the Firm typically closes credit card lines when the borrower is 60 days or more past due. The Firm may reduce or close HELOCs when there are significant decreases in the value of the underlying property, or when there has been a demonstrable decline in the creditworthiness of the borrower.

JPMorgan Chase & Co./2021 Form 10-K	283

Notes to consolidated financial statements

Off–balance sheet lending-related financial instruments, guarantees and other commitments
	Contractual amount							Carrying value(i)
	2021					2020		2021	2020
By remaining maturity at December 31, (in millions)	Expires in 1 year or less	Expires after 1 year through 3 years	Expires after 3 years through 5 years	Expires after 5 years	Total	Total
Lending-related
Consumer, excluding credit card:
Residential Real Estate(a)	$15,649	$2,216	$5,797	$9,334	$32,996	$46,047		100	148
Auto and other	11,387	—	—	951	12,338	11,272		2	—
Total consumer, excluding credit card	27,036	2,216	5,797	10,285	45,334	57,319		102	148
Credit card(b)	730,534	—	—	—	730,534	658,506		—	—
Total consumer(b)(c)	757,570	2,216	5,797	10,285	775,868	715,825		102	148
Wholesale:
Other unfunded commitments to extend credit(d)	101,983	167,137	160,301	24,046	453,467	415,828		2,037	2,148
Standby letters of credit and other financial guarantees(d)	15,092	8,261	4,015	1,162	28,530	30,982		476	443
Other letters of credit(d)	3,854	498	96	—	4,448	3,053		9	14
Total wholesale(c)	120,929	175,896	164,412	25,208	486,445	449,863		2,522	2,605
Total lending-related	$878,499	$178,112	$170,209	$35,493	$1,262,313	$1,165,688		$2,624	$2,753
Other guarantees and commitments
Securities lending indemnification agreements and guarantees(e)	$337,770	$—	$—	$—	$337,770	$250,418		$—	$—
Derivatives qualifying as guarantees	3,119	396	12,296	39,919	55,730	54,415		475	322
Unsettled resale and securities borrowed agreements	101,553	2,128	—	—	103,681	102,355	(h)	1	2
Unsettled repurchase and securities loaned agreements	73,631	632	—	—	74,263	104,901		—	(1)
Loan sale and securitization-related indemnifications:
Mortgage repurchase liability	NA	NA	NA	NA	NA	NA		61	84
Loans sold with recourse	NA	NA	NA	NA	827	889		19	23
Exchange & clearing house guarantees and commitments(f)	182,701	—	—	—	182,701	142,003		—	—
Other guarantees and commitments (g)	5,028	2,980	283	2,199	10,490	9,639	(h)	69	52
(a)Includes certain commitments to purchase loans from correspondents.
(b)Also includes commercial card lending-related commitments primarily in CB and CIB.
(c)Predominantly all consumer and wholesale lending-related commitments are in the U.S.
(d)At December 31, 2021 and 2020, reflected the contractual amount net of risk participations totaling $44 million and $72 million, respectively, for other unfunded commitments to extend credit; $7.9 billion and $8.5 billion, respectively, for standby letters of credit and other financial guarantees; and $451 million and $357 million, respectively, for other letters of credit. In regulatory filings with the Federal Reserve these commitments are shown gross of risk participations.
(e)At December 31, 2021 and 2020, collateral held by the Firm in support of securities lending indemnification agreements was $357.4 billion and $264.3 billion, respectively. Securities lending collateral primarily consists of cash, G7 government securities, and securities issued by U.S. GSEs and government agencies.
(f)At December 31, 2021 and 2020, includes guarantees to the Fixed Income Clearing Corporation under the sponsored member repo program and commitments and guarantees associated with the Firm’s membership in certain clearing houses.
(g)At December 31, 2021 and 2020, primarily includes unfunded commitments related to certain tax-oriented equity investments, unfunded commitments to purchase secondary market loans, and other equity investment commitments.
(h)Prior-period amounts have been revised to conform with the current presentation.
(i)For lending-related products, the carrying value represents the allowance for lending-related commitments and the guarantee liability; for derivative-related products, and lending-related commitments for which the fair value option was elected, the carrying value represents the fair value.

284	JPMorgan Chase & Co./2021 Form 10-K

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
The following table summarizes the contractual amount and carrying value of standby letters of credit and other financial guarantees and other letters of credit arrangements as of December 31, 2021 and 2020.
Standby letters of credit, other financial guarantees and other letters of credit

	2021		2020
December 31, (in millions)	Standby letters of credit and other financial guarantees	Other letters of credit	Standby letters of credit and other financial guarantees	Other letters of credit
Investment-grade(a)	$19,998	$3,087	$22,850	$2,263
Noninvestment-grade(a)	8,532	1,361	8,132	790
Total contractual amount	$28,530	$4,448	$30,982	$3,053
Allowance for lending-related commitments	$123	$9	$80	$14
Guarantee liability	353	—	363	—
Total carrying value	$476	$9	$443	$14
Commitments with collateral	$14,511	$999	$17,238	$498
(a)The ratings scale is based on the Firm’s internal risk ratings. Refer to Note 12 for further information on internal risk ratings.

JPMorgan Chase & Co./2021 Form 10-K	285

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
The notional value of derivative guarantees generally represents the Firm’s maximum exposure. However, exposure to certain stable value products is contractually limited to a substantially lower percentage of the notional amount.
The fair value of derivative guarantees reflects the probability, in the Firm’s view, of whether the Firm will be required to perform under the contract. The Firm reduces exposures to these contracts by entering into offsetting transactions, or by entering into contracts that hedge the market risk related to the derivative guarantees.

The following table summarizes the derivatives qualifying as guarantees as of December 31, 2021 and 2020.

(in millions)	December 31, 2021	December 31, 2020
Notional amounts
Derivative guarantees	$55,730	$54,415
Stable value contracts with contractually limited exposure	29,778	27,752
Maximum exposure of stable value contracts with contractually limited exposure	2,882	2,803

Fair value
Derivative payables	475	322
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

286	JPMorgan Chase & Co./2021 Form 10-K

with the owner of the mortgage loans, such as Fannie Mae or Freddie Mac or a private investor, insurer or guarantor. Losses on recourse servicing predominantly occur when foreclosure sales proceeds of the property underlying a defaulted loan are less than the sum of the outstanding principal balance, plus accrued interest on the loan and the cost of holding and disposing of the underlying property. The Firm’s securitizations are predominantly nonrecourse, thereby effectively transferring the risk of future credit losses to the purchaser of the mortgage-backed securities issued by the trust. At December 31, 2021 and 2020, the unpaid principal balance of loans sold with recourse totaled $827 million and $889 million, respectively. The carrying value of the related liability that the Firm has recorded in accounts payable and other liabilities on the Consolidated balance sheets, which is representative of the Firm’s view of the likelihood it will have to perform under its recourse obligations, was $19 million and $23 million at December 31, 2021 and 2020, respectively.
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
For the years ended December 31, 2021, 2020 and 2019, Merchant Services processed an aggregate volume of $1,886.7 billion, $1,597.3 billion, and $1,511.5 billion, respectively.
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
Refer to Note 5 for information on the derivatives that the Firm executes for its own account and records in its Consolidated Financial Statements.

JPMorgan Chase & Co./2021 Form 10-K	287

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
Sponsored member repo program
The Firm acts as a sponsoring member to clear eligible overnight and term resale and repurchase agreements through the Government Securities Division of the Fixed Income Clearing Corporation (“FICC”) on behalf of clients that become sponsored members under the FICC’s rules. The Firm also guarantees to the FICC the prompt and full payment and performance of its sponsored member clients’ respective obligations under the FICC’s rules. The Firm minimizes its liability under these guarantees by obtaining a security interest in the cash or high-quality securities collateral that the clients place with the clearing house; therefore, the Firm expects the risk of loss to be remote. The Firm’s maximum possible exposure, without taking into consideration the associated collateral, is included in the Exchange & clearing house guarantees and commitments line on page 284. Refer to Note 11 for additional information on credit risk mitigation practices on resale agreements and the types of collateral pledged under repurchase agreements.
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

288	JPMorgan Chase & Co./2021 Form 10-K

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
The following table presents the Firm’s pledged assets.

December 31, (in billions)	2021	2020
Assets that may be sold or repledged or otherwise used by secured parties	$126.3	$166.6
Assets that may not be sold or repledged or otherwise used by secured parties	112.0	113.9
Assets pledged at Federal Reserve banks and FHLBs	476.4	455.3
Total pledged assets	$714.7	$735.8
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

December 31, (in billions)	2021	2020
Investment securities	$80.1	$80.2
Loans	428.5	420.5
Trading assets and other	206.1	235.1
Total pledged assets	$714.7	$735.8
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
The following table presents the fair value of collateral accepted.

December 31, (in billions)	2021	2020
Collateral permitted to be sold or repledged, delivered, or otherwise used	$1,471.3	$1,451.7
Collateral sold, repledged, delivered or otherwise used	1,111.0	1,038.9

JPMorgan Chase & Co./2021 Form 10-K	289

Notes to consolidated financial statements
Note 30 – Litigation
Contingencies
As of December 31, 2021, the Firm and its subsidiaries and affiliates are defendants or respondents in numerous legal proceedings, including private, civil litigations, government investigations or regulatory enforcement matters. The litigations range from individual actions involving a single plaintiff to class action lawsuits with potentially millions of class members. Investigations and regulatory enforcement matters involve both formal and informal proceedings, by both governmental agencies and self-regulatory organizations. These legal proceedings are at varying stages of adjudication, arbitration or investigation, and involve each of the Firm’s lines of business and several geographies and a wide variety of claims (including common law tort and contract claims and statutory antitrust, securities and consumer protection claims), some of which present novel legal theories.
The Firm believes the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for its legal proceedings is from $0 to approximately $1.5 billion at December 31, 2021. This estimated aggregate range of reasonably possible losses was based upon information available as of that date for those proceedings in which the Firm believes that an estimate of reasonably possible loss can be made. For certain matters, the Firm does not believe that such an estimate can be made, as of that date. The Firm’s estimate of the aggregate range of reasonably possible losses involves significant judgment, given:
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
Amrapali. India’s Enforcement Directorate (“ED”) is investigating J.P.Morgan India Private Limited in connection with investments made in 2010 and 2012 by two offshore funds formerly managed by JPMorgan Chase entities into residential housing projects developed by the Amrapali Group (“Amrapali”). In 2017, numerous creditors filed civil claims against Amrapali, including petitions brought by home buyers relating to delays in delivering or failure to deliver residential units. The home buyers’ petitions have been overseen by the Supreme Court of India and are ongoing. In August 2021, the ED issued an order fining J.P. Morgan India Private Limited approximately $31.5 million. The Firm is appealing the order and the fine. Relatedly, in July 2019, the Supreme Court of India issued an order making preliminary findings that Amrapali and other parties, including unspecified JPMorgan Chase entities and the offshore funds that had invested in the projects, violated certain currency control and money laundering provisions, and ordering the ED to conduct a further inquiry under India’s Prevention of Money Laundering Act (“PMLA”) and Foreign Exchange Management Act (“FEMA”). In May 2020, the ED attached approximately $25 million from J.P. Morgan India Private Limited in connection with the criminal PMLA investigation. The Firm is responding to and cooperating with the PMLA investigation.
Federal Republic of Nigeria Litigation. JPMorgan Chase Bank, N.A. operated an escrow and depository account for the Federal Government of Nigeria (“FGN”) and two major international oil companies. The account held approximately $1.1 billion in connection with a dispute among the clients over rights to an oil field. Following the settlement of the dispute, JPMorgan Chase Bank, N.A. paid out the monies in the account in 2011 and 2013 in accordance with directions received from its clients. In November 2017, the Federal Republic of Nigeria (“FRN”) commenced a claim in the English High Court for approximately $875 million in payments made out of the accounts. The FRN, claiming to be the same entity as the FGN, alleges that the payments were instructed as part of a complex fraud not involving JPMorgan Chase Bank, N.A., but that JPMorgan Chase Bank, N.A. was or should have been on notice that the payments may be fraudulent. JPMorgan Chase Bank, N.A. applied for summary judgment and was unsuccessful. The claim is ongoing and a trial commenced in February 2022.
Foreign Exchange Investigations and Litigation. The Firm previously reported settlements with certain government authorities relating to its foreign exchange (“FX”) sales and trading activities and controls related to those activities. Among those resolutions, in May 2015, the Firm pleaded guilty to a single violation of federal antitrust law. The Department of Labor granted the Firm a five-year

290	JPMorgan Chase & Co./2021 Form 10-K

exemption of disqualification that allows the Firm and its affiliates to continue to rely on the Qualified Professional Asset Manager exemption under the Employee Retirement Income Security Act (“ERISA”) until January 2023. The Firm will need the Department of Labor to approve a further exemption to cover the remainder of the ten-year disqualification period following the antitrust plea. The only remaining FX-related governmental inquiry is a South Africa Competition Commission matter which is currently pending before the South Africa Competition Tribunal.
With respect to civil litigation matters, in August 2018, the United States District Court for the Southern District of New York granted final approval to the Firm’s settlement of a consolidated class action brought by U.S.-based plaintiffs, which principally alleged violations of federal antitrust laws based on an alleged conspiracy to manipulate foreign exchange rates and also sought damages on behalf of persons who transacted in FX futures and options on futures. Certain members of the settlement class filed requests to the Court to be excluded from the class, and certain of them filed a complaint against the Firm and other foreign exchange dealers in November 2018. A number of these actions remain pending. Further, a putative class action has been filed against the Firm and other foreign exchange dealers on behalf of certain consumers who purchased foreign currencies at allegedly inflated rates. Another putative class action was brought against the Firm and other foreign exchange dealers on behalf of purported indirect purchasers of FX instruments. In 2020, the Court approved a settlement by the Firm and 11 other defendants of that class action for a total of $10 million. In addition, some FX-related individual and putative class actions based on similar alleged underlying conduct have been filed outside the U.S., including in the U.K., Israel, the Netherlands, Brazil and Australia.
Inquiries Concerning Preservation Requirements. In December 2021 certain of the Firm’s subsidiaries entered into resolutions with the U.S. Securities and Exchange Commission (“SEC”) and the U.S. Commodity Futures Trading Commission (“CFTC”) to resolve their respective civil investigations of compliance with records preservation requirements applicable to broker-dealer firms, swap dealers and futures commission merchants. The SEC and CFTC found that J.P. Morgan Securities LLC did not maintain copies of certain communications required to be maintained under their respective record keeping rules, where such communications were sent or received by employees over electronic messaging channels that had not been approved for employee use by the Firm. The CFTC resolution also included JPMorgan Chase Bank, N.A. and J.P. Morgan Securities plc as swap dealers. The SEC and CFTC also found related supervision failures. Under these resolutions, J.P. Morgan Securities LLC paid a $125 million civil monetary penalty to the SEC, and J.P. Morgan Securities LLC, JPMorgan Chase Bank, N.A. and J.P. Morgan Securities plc paid a total $75 million civil monetary penalty to the CFTC. The Firm continues to respond to requests for information and other material from certain authorities concerning its compliance with records preservation requirements in connection with business communications sent over electronic messaging channels that have not been approved by the Firm. The Firm is cooperating with these inquiries.
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
The original class action was divided into two separate actions, one seeking primarily monetary relief and the other seeking primarily injunctive relief. In September 2018, the parties to the monetary class action finalized an agreement which amends and supersedes the prior settlement agreement. Pursuant to this settlement, the defendants collectively contributed an additional $900 million to the approximately $5.3 billion previously held in escrow from the original settlement. In December 2019, the amended settlement agreement was approved by the District Court. Certain merchants appealed the District Court’s approval order, and those appeals are pending. Based on the percentage of merchants that opted out of the amended class settlement, $700 million has been returned to the defendants from the settlement escrow in accordance with the settlement agreement. The injunctive class action continues separately, and in September 2021, the District Court granted plaintiffs’ motion for class certification in part, and denied the motion in part.
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

JPMorgan Chase & Co./2021 Form 10-K	291

Notes to consolidated financial statements
In addition, the Firm has been named as a defendant along with other banks in various individual and putative class actions related to benchmark rates, including U.S. dollar LIBOR. In actions related to U.S. dollar LIBOR during the period that it was administered by the BBA, the Firm has obtained dismissal of certain actions and resolved certain other actions, and others are in various stages of litigation. The United States District Court for the Southern District of New York has granted class certification of antitrust claims related to bonds and interest rate swaps sold directly by the defendants, including the Firm. A consolidated putative class action related to the period that U.S. dollar LIBOR was administered by ICE Benchmark Administration has been dismissed. In addition, a group of individual plaintiffs filed a lawsuit asserting antitrust claims, alleging that the Firm and other defendants were engaged in an unlawful agreement to set U.S. dollar LIBOR and conspired to monopolize the market for LIBOR-based consumer loans and credit cards. Defendants moved to dismiss plaintiffs’ complaint. In December 2021, the court denied plaintiffs’ motions for a preliminary injunction seeking to enjoin defendants from setting U.S. dollar LIBOR and enforcing any financial instruments that rely on U.S. dollar LIBOR. The Firm’s settlements of putative class actions related to Swiss franc LIBOR, the Singapore Interbank Offered Rate and the Singapore Swap Offer Rate, and the Australian Bank Bill Swap Reference Rate remain subject to court approval.
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
Several putative class action complaints have been filed in the United States District Court for the Southern District of
New York against the Firm and certain former employees, alleging a precious metals futures and options price manipulation scheme in violation of the Commodity Exchange Act. Some of the complaints also allege unjust enrichment and deceptive acts or practices under the General Business Law of the State of New York. The Court consolidated these putative class actions, and, in December 2021, the Court preliminarily approved a settlement among the parties. In addition, several putative class actions were filed in the United States District Courts for the Northern District of Illinois and Southern District of New York against the Firm, alleging manipulation of U.S. Treasury futures and options, and bringing claims under the Commodity Exchange Act. The actions in the Northern District of Illinois were transferred to the Southern District of New York. The Court consolidated these putative class actions, and, in December 2021, the Court preliminarily approved a settlement among the parties. In Canada, plaintiffs have moved to commence putative class action proceedings based on similar alleged underlying conduct related to precious metals.
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

292	JPMorgan Chase & Co./2021 Form 10-K

defend itself vigorously. Additional legal proceedings may be initiated from time to time in the future.
The Firm has established reserves for several hundred of its currently outstanding legal proceedings. In accordance with the provisions of U.S. GAAP for contingencies, the Firm accrues for a litigation-related liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. The Firm evaluates its outstanding legal proceedings each quarter to assess its litigation reserves, and makes adjustments in such reserves, upward or downward, as appropriate, based on management’s best judgment after consultation with counsel. The Firm’s legal expense was $426 million, $1.1 billion and $239 million for the years ended December 31, 2021, 2020 and 2019, respectively. There is no assurance that the Firm’s litigation reserves will not need to be adjusted in the future.
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

JPMorgan Chase & Co./2021 Form 10-K	293

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

As of or for the year ended December 31, (in millions)	Revenue(c)	Expense(d)	Income before income tax expense	Net income	Total assets
2021
Europe/Middle East/Africa	$16,561	$10,833	$5,728	$4,202	$517,904	(e)
Asia-Pacific	9,654	6,372	3,282	2,300	277,897
Latin America/Caribbean	2,756	1,589	1,167	878	61,657
Total international	28,971	18,794	10,177	7,380	857,458
North America(a)	92,678	43,293	49,385	40,954	2,886,109
Total	$121,649	$62,087	$59,562	$48,334	$3,743,567
2020(b)
Europe/Middle East/Africa	$16,566	$10,987	$5,579	$3,868	$530,687	(e)
Asia-Pacific	9,289	5,558	3,731	2,630	252,553
Latin America/Caribbean	2,740	1,590	1,150	837	61,980
Total international	28,595	18,135	10,460	7,335	845,220
North America(a)	91,356	66,001	25,355	21,796	2,539,537
Total	$119,951	$84,136	$35,815	$29,131	$3,384,757
2019(b)
Europe/Middle East/Africa	$15,887	$9,860	$6,027	$4,158	$391,369	(e)
Asia-Pacific	7,254	5,060	2,194	1,467	183,023
Latin America/Caribbean	2,405	1,561	844	609	47,820
Total international	25,546	16,481	9,065	6,234	622,212
North America(a)	90,174	54,373	35,801	30,197	2,064,265
Total	$115,720	$70,854	$44,866	$36,431	$2,686,477
(a)Substantially reflects the U.S.
(b)Prior-period amounts have been revised to conform with the current presentation.
(c)Revenue is composed of net interest income and noninterest revenue.
(d)Expense is composed of noninterest expense and the provision for credit losses.
(e)Total assets for the U.K. were approximately $365 billion, $353 billion and $309 billion at December 31, 2021, 2020 and 2019, respectively.

294	JPMorgan Chase & Co./2021 Form 10-K

Note 32 – Business segments
The Firm is managed on an LOB basis. There are four major reportable business segments – Consumer & Community Banking, Corporate & Investment Bank, Commercial Banking and Asset & Wealth Management. In addition, there is a Corporate segment.The business segments are determined based on the products and services provided, or the type of customer served, and they reflect the manner in which financial information is evaluated by the Firm’s Operating Committee. Segment results are presented on a managed basis. Refer to Segment results of this footnote for a further discussion of JPMorgan Chase’s business segments.
The following is a description of each of the Firm’s business segments, and the products and services they provide to their respective client bases.
Consumer & Community Banking
Consumer & Community Banking offers services to consumers and businesses through bank branches, ATMs, digital (including mobile and online) and telephone banking. CCB is organized into Consumer & Business Banking (including Consumer Banking, J.P. Morgan Wealth Management and Business Banking), Home Lending (including Home Lending Production, Home Lending Servicing and Real Estate Portfolios) and Card & Auto. Consumer & Business Banking offers deposit, investment and lending products, payments and services to consumers, and lending, deposit, and cash management and payment solutions to small businesses. Home Lending includes mortgage origination and servicing activities, as well as portfolios consisting of residential mortgages and home equity loans. Card & Auto issues credit cards to consumers and small businesses and originates and services auto loans and leases.
Corporate & Investment Bank
The Corporate & Investment Bank, which consists of Banking and Markets & Securities Services, offers a broad suite of investment banking, market-making, prime brokerage, and treasury and securities products and services to a global client base of corporations, investors, financial institutions, merchants, government and municipal entities. Banking offers a full range of investment banking products and services in all major capital markets, including advising on corporate strategy and structure, capital-raising in equity and debt markets, as well as loan origination and syndication. Banking also includes Payments, which provides payments services enabling clients to manage payments and receipts globally, and cross-border financing. Markets & Securities Services includes Markets, a global market-maker across products, including cash and derivative instruments, which also offers sophisticated risk management solutions, prime brokerage, and research. Markets & Securities Services also includes Securities Services, a leading global custodian which provides custody, fund accounting and administration, and securities lending products principally for asset managers, insurance companies and public and private investment funds.
Commercial Banking
Commercial Banking provides comprehensive financial solutions, including lending, payments, investment banking and asset management products across three primary client segments: Middle Market Banking, Corporate Client Banking and Commercial Real Estate Banking. Other includes amounts not aligned with a primary client segment.
Middle Market Banking covers small and midsized companies, local governments and nonprofit clients.
Corporate Client Banking covers large corporations.
Commercial Real Estate Banking covers investors, developers, and owners of multifamily, office, retail, industrial and affordable housing properties.
Asset & Wealth Management
Asset & Wealth Management, with client assets of $4.3 trillion, is a global leader in investment and wealth management.
Asset Management
Offers multi-asset investment management solutions across equities, fixed income, alternatives and money market funds to institutional and retail investors providing for a broad range of clients’ investment needs.
Global Private Bank
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

JPMorgan Chase & Co./2021 Form 10-K	295

Notes to consolidated financial statements
Segment results
The following table provides a summary of the Firm’s segment results as of or for the years ended December 31, 2021, 2020 and 2019, on a managed basis. The Firm’s definition of managed basis starts with the reported U.S. GAAP results and includes certain reclassifications to present total net revenue for the Firm (and each of the reportable business segments) on an FTE basis. Accordingly, revenue from investments that receive tax credits and tax-exempt securities is presented in the managed results on a basis comparable to taxable investments and securities. This allows management to assess the comparability of revenue from year-to-year arising from both taxable and tax-exempt sources. The corresponding income tax impact related to tax-exempt items is recorded within income tax expense/(benefit). These adjustments have no impact on net income as reported by the Firm as a whole or by the LOBs.
Capital allocation
Each business segment is allocated capital by taking into consideration a variety of factors including capital levels of similarly rated peers and applicable regulatory capital requirements. ROE is measured and internal targets for expected returns are established as key measures of a business segment’s performance.
The Firm’s allocation methodology incorporates Basel III Standardized RWA, Basel III Advanced RWA, the GSIB surcharge, and a simulation of capital in a severe stress environment. The assumptions and methodologies used to allocate capital are periodically reassessed and as a result, the capital allocated to the LOBs may change from time to time.

Segment results and reconciliation(a)

(Table continued on next page)
As of or for the year ended December 31, (in millions, except ratios)	Consumer & Community Banking			Corporate & Investment Bank					Commercial Banking			Asset & Wealth Management
	2021	2020	2019	2021	2020		2019		2021	2020	2019	2021	2020	2019
Noninterest revenue	$17,286	$17,740	$17,796	$38,209	$35,120		$30,060		$3,929	$3,067	$2,710	$13,071	$10,822	$10,236
Net interest income	32,787	33,528	37,337	13,540	14,164		9,205		6,079	6,246	6,554	3,886	3,418	3,355
Total net revenue	50,073	51,268	55,133	51,749	49,284		39,265		10,008	9,313	9,264	16,957	14,240	13,591
Provision for credit losses	(6,989)	12,312	4,954	(1,174)	2,726		277		(947)	2,113	296	(227)	263	59
Noninterest expense	29,256	27,990	28,276	25,325	23,538		22,444		4,041	3,798	3,735	10,919	9,957	9,747
Income/(loss) before income tax expense/(benefit)	27,806	10,966	21,903	27,598	23,020		16,544		6,914	3,402	5,233	6,265	4,020	3,785
Income tax expense/(benefit)	6,876	2,749	5,362	6,464	5,926		4,590		1,668	824	1,275	1,528	1,028	918
Net income/(loss)	$20,930	$8,217	$16,541	$21,134	$17,094		$11,954		$5,246	$2,578	$3,958	$4,737	$2,992	$2,867
Average equity	$50,000	$52,000	$52,000	$83,000	$80,000		$80,000		$24,000	$22,000	$22,000	$14,000	$10,500	$10,500
Total assets	500,370	496,705	541,367	1,259,896	1,095,926	(b)	913,803	(b)	230,776	228,911	220,514	234,425	203,384	173,175
Return on equity	41%	15%	31%	25%	20%		14%		21%	11%	17%	33%	28%	26%
Overhead ratio	58	55	51	49	48		57		40	41	40	64	70	72

296	JPMorgan Chase & Co./2021 Form 10-K

(Table continued from previous page)
As of or for the year ended December 31, (in millions, except ratios)	Corporate			Reconciling Items(a)					Total
	2021	2020	2019	2021	2020		2019		2021	2020	2019
Noninterest revenue	$68	$1,199	$(114)	$(3,225)	$(2,560)	(b)	$(2,213)	(b)	$69,338	$65,388	$58,475	(b)
Net interest income	(3,551)	(2,375)	1,325	(430)	(418)		(531)		52,311	54,563	57,245
Total net revenue	(3,483)	(1,176)	1,211	(3,655)	(2,978)		(2,744)		121,649	119,951	115,720
Provision for credit losses	81	66	(1)	—	—		—		(9,256)	17,480	5,585
Noninterest expense	1,802	1,373	1,067	—	—		—		71,343	66,656	65,269
Income/(loss) before income tax expense/(benefit)	(5,366)	(2,615)	145	(3,655)	(2,978)		(2,744)		59,562	35,815	44,866
Income tax expense/(benefit)	(1,653)	(865)	(966)	(3,655)	(2,978)	(b)	(2,744)	(b)	11,228	6,684	8,435	(b)
Net income/(loss)	$(3,713)	$(1,750)	$1,111	$—	$—		$—		$48,334	$29,131	$36,431
Average equity	$79,968	$72,365	$68,407	$—	$—		$—		$250,968	$236,865	$232,907
Total assets	1,518,100	1,359,831	837,618	NA	NA		NA		3,743,567	3,384,757	2,686,477	(b)
Return on equity	NM	NM	NM	NM	NM		NM		19%	12%	15%
Overhead ratio	NM	NM	NM	NM	NM		NM		59	56	56	(b)
(a)Segment results on a managed basis reflect revenue on a FTE basis with the corresponding income tax impact recorded within income tax expense/(benefit). These adjustments are eliminated in reconciling items to arrive at the Firm’s reported U.S. GAAP results.
(b)Prior-period amounts have been revised to conform with the current presentation. Refer to Note 25 for further information.

JPMorgan Chase & Co./2021 Form 10-K	297

Notes to consolidated financial statements
Note 33 – Parent Company
The following tables present Parent Company-only financial statements.

Statements of income and comprehensive income
Year ended December 31, (in millions)	2021	2020	2019
Income
Dividends from subsidiaries and affiliates:
Bank and bank holding company	$10,000	$6,000	$26,000
Non-bank(a)	—	—	—
Interest income from subsidiaries	32	63	223
Other income/(expense) from subsidiaries:
Bank and bank holding company	859	2,019	2,738
Non-bank	366	(569)	197
Other income/(expense)	1,137	205	(1,731)
Total income	12,394	7,718	27,427
Expense
Interest expense/(income) to subsidiaries and affiliates(a)	5,353	(8,830)	(5,303)
Other interest expense/(income)	(1,349)	14,150	13,246
Noninterest expense	2,637	2,222	1,992
Total expense	6,641	7,542	9,935
Income before income tax benefit and undistributed net income of subsidiaries	5,753	176	17,492
Income tax benefit	1,329	1,324	2,033
Equity in undistributed net income of subsidiaries	41,252	27,631	16,906
Net income	$48,334	$29,131	$36,431
Other comprehensive income/(loss), net	(8,070)	6,417	3,076
Comprehensive income	$40,264	$35,548	$39,507

Balance sheets
December 31, (in millions)	2021	2020
Assets
Cash and due from banks	$36	$54
Deposits with banking subsidiaries	6,809	6,811
Trading assets	2,293	1,775
Advances to, and receivables from, subsidiaries:
Bank and bank holding company	431	27
Non-bank	50	86
Investments (at equity) in subsidiaries and affiliates:
Bank and bank holding company	545,635	508,602
Non-bank	1,007	1,011
Other assets	12,220	10,058
Total assets	$568,481	$528,424
Liabilities and stockholders’ equity
Borrowings from, and payables to, subsidiaries and affiliates(a)	$28,039	$25,150
Short-term borrowings	1,018	924
Other liabilities	9,340	9,612
Long-term debt(b)(c)	235,957	213,384
Total liabilities(c)	274,354	249,070
Total stockholders’ equity	294,127	279,354
Total liabilities and stockholders’ equity	$568,481	$528,424

Statements of cash flows
Year ended December 31, (in millions)	2021	2020	2019
Operating activities
Net income	$48,334	$29,131	$36,431
Less: Net income of subsidiaries and affiliates(a)	51,252	33,631	42,906
Parent company net loss	(2,918)	(4,500)	(6,475)
Cash dividends from subsidiaries and affiliates(a)	10,000	6,000	26,000
Other operating adjustments	(12,677)	15,357	9,862
Net cash provided by/(used in) operating activities	(5,595)	16,857	29,387
Investing activities
Net change in:
Advances to and investments in subsidiaries and affiliates, net	(3,000)	(2,663)	(6)	(e)
All other investing activities, net	31	24	71
Net cash provided by/(used in) investing activities	(2,969)	(2,639)	65
Financing activities
Net change in:
Borrowings from subsidiaries and affiliates(a)	2,647	1,425	2,941
Short-term borrowings	—	(20)	(56)
Proceeds from long-term borrowings	49,169	37,312	25,569
Payments of long-term borrowings	(15,543)	(34,194)	(21,226)
Proceeds from issuance of preferred stock	7,350	4,500	5,000
Redemption of preferred stock	(2,575)	(1,430)	(4,075)
Treasury stock repurchased	(18,408)	(6,517)	(24,001)
Dividends paid	(12,858)	(12,690)	(12,343)
All other financing activities, net	(1,238)	(1,080)	(1,290)
Net cash provided by/(used in) financing activities	8,544	(12,694)	(29,481)
Net increase/(decrease) in cash and due from banks and deposits with banking subsidiaries	(20)	1,524	(29)
Cash and due from banks and deposits with banking subsidiaries at the beginning of the year	6,865	5,341	5,370
Cash and due from banks and deposits with banking subsidiaries at the end of the year	$6,845	$6,865	$5,341
Cash interest paid	$4,065	$5,445	$7,957
Cash income taxes paid, net(d)	15,259	5,366	3,910
(a)Affiliates include trusts that issued guaranteed capital debt securities (“issuer trusts”).
(b)At December 31, 2021, long-term debt that contractually matures in 2022 through 2026 totaled $10.7 billion, $16.6 billion, $24.2 billion, $22.8 billion, and $24.7 billion, respectively.
(c)Refer to Notes 20 and 28 for information regarding the Parent Company’s guarantees of its subsidiaries’ obligations.
(d)Represents payments, net of refunds, made by the Parent Company to various taxing authorities and includes taxes paid on behalf of certain of its subsidiaries that are subsequently reimbursed. The reimbursements were $13.9 billion, $8.3 billion, and $6.4 billion for the years ended December 31, 2021, 2020, and 2019, respectively.
(e)As a result of the merger of Chase Bank USA, N.A. with and into JPMorgan Chase Bank, N.A., JPMorgan Chase Bank, N.A. distributed $13.5 billion to the Parent company as a return of capital, which the Parent company contributed to the IHC.

298	JPMorgan Chase & Co./2021 Form 10-K

Supplementary information
Selected quarterly financial data (unaudited)

For the period ended	2021				2020
(in millions)	4th quarter	3rd quarter	2nd quarter	1st quarter	4th quarter	3rd quarter	2nd quarter	1st quarter
Selected income statement data
Total net revenue(a)	$29,257	$29,647	$30,479	$32,266	$29,335	$29,255	$33,075	$28,286
Total noninterest expense	17,888	17,063	17,667	18,725	16,048	16,875	16,942	16,791
Pre-provision profit(b)	11,369	12,584	12,812	13,541	13,287	12,380	16,133	11,495
Provision for credit losses	(1,288)	(1,527)	(2,285)	(4,156)	(1,889)	611	10,473	8,285
Income before income tax expense	12,657	14,111	15,097	17,697	15,176	11,769	5,660	3,210
Income tax expense(a)	2,258	2,424	3,149	3,397	3,040	2,326	973	345
Net income	$10,399	$11,687	$11,948	$14,300	$12,136	$9,443	$4,687	$2,865
(a) Prior-period amounts have been revised to conform with the current presentation. Refer to Note 25 for further information.
(b) Pre-provision profit is a non-GAAP financial measure. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 58-60 for a discussion of these measures.

JPMorgan Chase & Co./2021 Form 10-K	299

Distribution of assets, liabilities and stockholders’ equity; interest rates and interest differentials
Consolidated average balance sheets, interest and rates
Provided below is a summary of JPMorgan Chase’s consolidated average balances, interest and rates on a taxable-equivalent basis for the years 2019 through 2021. Income computed on a taxable-equivalent basis is the income reported in the Consolidated statements of income, adjusted to present interest income and rates earned on assets exempt from income taxes (i.e., federal taxes) on a basis comparable with other taxable investments. The incremental tax rate used for calculating the taxable-equivalent adjustment was approximately 24% in 2021, 2020 and 2019.

(Table continued on next page)
(Unaudited)	2021
Year ended December 31, (Taxable-equivalent interest and rates; in millions, except rates)	Average balance		Interest(h)		Rate
Assets
Deposits with banks	$719,772		$512		0.07%
Federal funds sold and securities purchased under resale agreements	269,231		958		0.36
Securities borrowed	190,655		(385)		(0.20)	(j)
Trading assets – debt instruments	283,829		6,856		2.42
Taxable securities	563,147		6,460		1.15
Non-taxable securities(a)	30,830		1,336		4.33
Total investment securities	593,977		7,796		1.31	(k)
Loans	1,035,399		41,663	(i)	4.02
All other interest-earning assets(b)	123,079		894		0.73
Total interest-earning assets	3,215,942		58,294		1.81
Allowance for loan losses	(22,179)
Cash and due from banks	26,776
Trading assets – equity and other instruments	172,822
Trading assets – derivative receivables	69,101
Goodwill, MSRs and other intangible assets	55,003
All other noninterest-earning assets(c)	207,737
Total assets	$3,725,202
Liabilities
Interest-bearing deposits	$1,694,865		$531		0.03%
Federal funds purchased and securities loaned or sold under repurchase agreements	259,302		274		0.11
Short-term borrowings(d)	44,618		126		0.28
Trading liabilities – debt and all other interest-bearing liabilities(e)(f)	241,431		257		0.11	(j)
Beneficial interests issued by consolidated VIEs	14,595		83		0.57
Long-term debt	250,378		4,282		1.71
Total interest-bearing liabilities	2,505,189		5,553		0.22
Noninterest-bearing deposits	652,289
Trading liabilities – equity and other instruments(f)	36,656
Trading liabilities – derivative payables	60,318
All other liabilities, including the allowance for lending-related commitments(c)	186,755
Total liabilities	3,441,207
Stockholders’ equity
Preferred stock	33,027
Common stockholders’ equity	250,968
Total stockholders’ equity	283,995	(g)
Total liabilities and stockholders’ equity	$3,725,202
Interest rate spread					1.59%
Net interest income and net yield on interest-earning assets			$52,741		1.64
(a)Represents securities that are tax-exempt for U.S. federal income tax purposes.
(b)Includes brokerage-related held-for-investment customer receivables, which are classified in accrued interest and accounts receivable, and all other interest-earning assets, which are classified in other assets on the Consolidated Balance Sheets.
(c)Prior-period amounts have been revised to conform with the current presentation. Refer to Note 25 for further information.
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

300	JPMorgan Chase & Co./2021 Form 10-K

(Table continued from previous page)
2020						2019
Average balance		Interest(h)		Rate		Average balance		Interest(h)		Rate

$444,058		$749		0.17%		$280,004		$3,887		1.39%
275,926		2,436		0.88		275,429		6,146		2.23
143,472		(302)		(0.21)	(j)	131,291		1,574		1.20
322,936		7,869		2.44		294,958		9,189		3.12
476,650		7,843		1.65		284,127		7,962		2.80
33,287		1,437		4.32		35,748		1,655		4.63
509,937		9,280		1.82	(k)	319,875		9,617		3.01	(k)
1,004,597		43,886	(i)	4.37		989,943		52,012	(i)	5.25
78,784		1,023		1.30		53,779		2,146		3.99
2,779,710		64,941		2.34		2,345,279		84,571		3.61
(25,775)						(13,331)
22,241						20,645
120,878	(l)					114,323
73,749	(l)					53,786
51,934						53,683
179,413						166,718
$3,202,150						$2,741,103

$1,389,224		$2,357		0.17%		$1,115,848		$8,957		0.80%
255,421		1,058		0.41		227,994		4,630		2.03
38,853		372		0.96		52,426		1,248		2.38
205,255		195		0.10	(j)	182,105		2,585		1.42
19,216		214		1.12		22,501		568		2.52
254,400		5,764		2.27		247,968		8,807		3.55
2,162,369		9,960		0.46		1,848,842		26,795		1.45
517,527						407,219
32,628						31,085
61,593						42,560
161,269						150,979
2,935,386						2,480,685

29,899						27,511
236,865						232,907
266,764	(g)					260,418	(g)
$3,202,150						$2,741,103
				1.88%						2.16%
		$54,981		1.98				$57,776		2.46
(f) The combined balance of trading liabilities – debt and equity instruments was $128.2 billion, $106.5 billion and $101.0 billion for the years ended December 31, 2021, 2020 and 2019, respectively.
(g) The ratio of average stockholders’ equity to average assets was 7.6%, 8.3% and 9.5% for the years ended December 31, 2021, 2020 and 2019, respectively. The return on average stockholders’ equity, based on net income, was 17.0%, 10.9% and 14.0% for the years ended December 31, 2021, 2020 and 2019, respectively.
(h) Interest includes the effect of related hedging derivatives. Taxable-equivalent amounts are used where applicable.
(i) Fees and commissions on loans included in loan interest amounted to $1.9 billion, $1.0 billion and $1.2 billion for the years ended December 31, 2021, 2020 and 2019.
(j) Negative interest income and yield are related to the impact of current interest rates combined with the fees paid on client-driven securities borrowed balances. The negative interest expense related to prime brokerage customer payables is recognized in interest expense and reported within trading liabilities - debt and all other interest-bearing liabilities.
(k) The annualized rate for securities based on amortized cost was 1.33%, 1.85% and 3.05% for the years ended December 31, 2021, 2020 and 2019, respectively, and does not give effect to changes in fair value that are reflected in AOCI.
(l) Prior-period amounts have been revised to conform with the current presentation.

JPMorgan Chase & Co./2021 Form 10-K	301

Interest rates and interest differential analysis of net interest income – U.S. and non-U.S.

Presented below is a summary of interest and rates segregated between U.S. and non-U.S. operations for the years 2019 through 2021. The segregation of U.S. and non-U.S. components is based on the location of the office recording the transaction. Intercompany funding generally consists of dollar-denominated deposits originated in various locations that are centrally managed by Treasury and CIO.

(Table continued on next page)
	2021
(Unaudited) Year ended December 31, (Taxable-equivalent interest and rates; in millions, except rates)	Average balance	Interest	Rate
Interest-earning assets
Deposits with banks:
U.S.	$527,340	$693	0.13%
Non-U.S.	192,432	(181)	(0.09)
Federal funds sold and securities purchased under resale agreements:
U.S.	114,406	299	0.26
Non-U.S.	154,825	659	0.43
Securities borrowed:(a)
U.S.	137,752	(319)	(0.23)
Non-U.S.	52,903	(66)	(0.12)
Trading assets – debt instruments:
U.S.	158,793	3,530	2.22
Non-U.S.	125,036	3,326	2.66
Investment securities:
U.S.	563,109	7,399	1.31
Non-U.S.	30,868	397	1.29
Loans:
U.S.	924,713	39,215	4.24
Non-U.S.	110,686	2,448	2.21
All other interest-earning assets, predominantly U.S.	123,079	894	0.73
Total interest-earning assets	3,215,942	58,294	1.81
Interest-bearing liabilities
Interest-bearing deposits:
U.S.	1,323,812	901	0.07
Non-U.S.	371,053	(370)	(0.10)
Federal funds purchased and securities loaned or sold under repurchase agreements:
U.S.	199,220	222	0.11
Non-U.S.	60,082	52	0.09
Trading liabilities – debt, short-term and all other interest-bearing liabilities:(a)(b)
U.S.	176,466	(345)	(0.20)
Non-U.S.	109,583	728	0.66
Beneficial interests issued by consolidated VIEs, predominantly U.S.	14,595	83	0.57
Long-term debt:
U.S.	244,850	4,229	1.73
Non-U.S.	5,528	53	0.96
Intercompany funding:
U.S.	(116,317)	(1,229)	—
Non-U.S.	116,317	1,229	—
Total interest-bearing liabilities	2,505,189	5,553	0.22
Noninterest-bearing liabilities(c)	710,753
Total investable funds	$3,215,942	$5,553	0.17%
Net interest income and net yield:		$52,741	1.64%
U.S.		46,622	1.86
Non-U.S.		6,119	0.87
Percentage of total assets and liabilities attributable to non-U.S. operations:
Assets			24.6
Liabilities			20.4
(a)Negative interest income and yield are related to the impact of current interest rates combined with the fees paid on client-driven securities borrowed balances. The negative interest expense related to prime brokerage customer payables is recognized in interest expense and reported within trading liabilities - debt and all other interest-bearing liabilities.
(b)Includes commercial paper.
(c)Represents the amount of noninterest-bearing liabilities funding interest-earning assets.

302	JPMorgan Chase & Co./2021 Form 10-K

Refer to the “Net interest income” discussion in Consolidated Results of Operations on pages 52-54 for further information.

(Table continued from previous page)
2020			2019
Average balance	Interest	Rate	Average balance	Interest	Rate

$294,669	$768	0.26%	$165,066	$3,588	2.17%
149,389	(19)	(0.01)	114,938	299	0.26

141,409	1,341	0.95	150,205	4,068	2.71
134,517	1,095	0.81	125,224	2,078	1.66

100,026	(305)	(0.30)	92,625	1,423	1.54
43,446	3	0.01	38,666	151	0.39

216,025	5,056	2.34	200,811	6,157	3.07
106,911	2,813	2.63	94,147	3,032	3.22

475,832	8,703	1.83	287,961	8,963	3.11
34,105	577	1.69	31,914	654	2.05

909,850	41,708	4.58	898,570	49,058	5.46
94,747	2,178	2.30	91,373	2,954	3.23
78,784	1,023	1.30	53,779	2,146	3.99
2,779,710	64,941	2.34	2,345,279	84,571	3.61

1,068,857	2,288	0.21	850,493	6,896	0.81
320,367	69	0.02	265,355	2,061	0.78

204,958	863	0.42	164,284	3,989	2.43
50,463	195	0.39	63,710	641	1.01

151,120	(30)	(0.02)	147,247	2,574	1.75
92,988	597	0.64	87,284	1,259	1.44
19,216	214	1.12	22,501	568	2.52

247,623	5,704	2.30	241,914	8,766	3.62
6,777	60	0.89	6,054	41	0.68

(46,327)	(1,254)	—	(42,947)	(1,414)	—
46,327	1,254	—	42,947	1,414	—
2,162,369	9,960	0.46	1,848,842	26,795	1.45
617,341			496,437
$2,779,710	$9,960	0.36%	$2,345,279	$26,795	1.14%
	$54,981	1.98%		$57,776	2.46%
	49,242	2.25		52,217	2.86
	5,739	0.97		5,559	1.07

		23.5			24.5
		20.9			22.1

JPMorgan Chase & Co./2021 Form 10-K	303

Changes in net interest income, volume and rate analysis

The table below presents an attribution of net interest income between volume and rate. The attribution between volume and rate is calculated using annual average balances for each category of assets and liabilities shown in the table and the corresponding annual rates (refer to pages 300-304 for more information on average balances and rates). In this analysis, when the change cannot be isolated to either volume or rate, it has been allocated to volume. The annual rates include the impact of changes in market rates, as well as the impact of any change in composition of the various products within each category of asset or liability. This analysis is calculated separately for each category without consideration of the relationship between categories (for example, the net spread between the rates earned on assets and the rates paid on liabilities that fund those assets). As a result, changes in the granularity or groupings considered in this analysis would produce a different attribution result, and due to the complexities involved, precise allocation of changes in interest rates between volume and rates is inherently complex and judgmental.

	2021 versus 2020			2020 versus 2019
(Unaudited)	Increase/(decrease) due to change in:			Increase/(decrease) due to change in:
Year ended December 31, (On a taxable-equivalent basis; in millions)	Volume	Rate	Net change	Volume	Rate	Net change
Interest-earning assets
Deposits with banks:
U.S.	$308	$(383)	$(75)	$333	$(3,153)	$(2,820)
Non-U.S.	(42)	(120)	(162)	(8)	(310)	(318)
Federal funds sold and securities purchased under resale agreements:
U.S.	(66)	(976)	(1,042)	(83)	(2,644)	(2,727)
Non-U.S.	75	(511)	(436)	81	(1,064)	(983)
Securities borrowed:(a)
U.S.	(84)	70	(14)	(24)	(1,704)	(1,728)
Non-U.S.	(13)	(56)	(69)	(1)	(147)	(148)
Trading assets – debt instruments:
U.S.	(1,267)	(259)	(1,526)	365	(1,466)	(1,101)
Non-U.S.	481	32	513	336	(555)	(219)
Investment securities:
U.S.	1,170	(2,474)	(1,304)	3,426	(3,686)	(260)
Non-U.S.	(44)	(136)	(180)	38	(115)	(77)
Loans:
U.S.	600	(3,093)	(2,493)	557	(7,907)	(7,350)
Non-U.S.	355	(85)	270	74	(850)	(776)
All other interest-earning assets, predominantly U.S.	320	(449)	(129)	324	(1,447)	(1,123)
Change in interest income	1,793	(8,440)	(6,647)	5,418	(25,048)	(19,630)
Interest-bearing liabilities
Interest-bearing deposits:
U.S.	109	(1,496)	(1,387)	495	(5,103)	(4,608)
Non-U.S.	(55)	(384)	(439)	25	(2,017)	(1,992)
Federal funds purchased and securities loaned or sold under repurchase agreements:
U.S.	(6)	(635)	(641)	176	(3,302)	(3,126)
Non-U.S.	8	(151)	(143)	(51)	(395)	(446)
Trading liabilities – debt, short-term and all other interest-bearing liabilities:(a)(b)
U.S.	(43)	(272)	(315)	2	(2,606)	(2,604)
Non-U.S.	112	19	131	36	(698)	(662)
Beneficial interests issued by consolidated VIEs, predominantly U.S.	(27)	(104)	(131)	(37)	(317)	(354)
Long-term debt:
U.S.	(64)	(1,411)	(1,475)	131	(3,193)	(3,062)
Non-U.S.	(12)	5	(7)	6	13	19
Intercompany funding:
U.S.	(739)	764	25	(89)	249	160
Non-U.S.	739	(764)	(25)	89	(249)	(160)
Change in interest expense	22	(4,429)	(4,407)	783	(17,618)	(16,835)
Change in net interest income	$1,771	$(4,011)	$(2,240)	$4,635	$(7,430)	$(2,795)
(a)Negative interest income and yield are related to the impact of current interest rates combined with the fees paid on client-driven securities borrowed balances. The negative interest expense related to prime brokerage customer payables is recognized in interest expense and reported within trading liabilities - debt and all other interest-bearing liabilities.
(b)Includes commercial paper.

304	JPMorgan Chase & Co./2021 Form 10-K

Glossary of Terms and Acronyms
2021 Form 10-K: Annual report on Form 10-K for the year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission.
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
CDS: Credit default swaps
CECL: Current Expected Credit Losses
CEO: Chief Executive Officer
CET1 Capital: Common equity Tier 1 capital
CFO: Chief Financial Officer
CFP: Contingency funding plan
CFTC: Commodity Futures Trading Commission
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
Criticized: Criticized loans, lending-related commitments and derivative receivables that are classified as special

JPMorgan Chase & Co./2021 Form 10-K	305

Glossary of Terms and Acronyms
mention, substandard and doubtful categories for regulatory purposes.
CRO: Chief Risk Officer
CTC: CIO, Treasury and Corporate
Custom lending: Loans to AWM’s Global Private Bank clients, including loans to private investment funds and loans that are collateralized by nontraditional asset types, such as art work, aircraft, etc.
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
EPS: Earnings per share
ERISA: Employee Retirement Income Security Act of 1974
ETD: “Exchange-traded derivatives”: Derivative contracts that are executed on an exchange and settled via a central clearing house.
EU: European Union
Expense categories:
•Volume- and/or revenue-related expenses generally correlate with changes in the related business/
transaction volume or revenue. Examples include commissions and incentive compensation within the LOBs, depreciation expense related to operating lease assets, and brokerage expense related to trading transaction volume.
•Investments in the business include expenses associated with supporting medium- to longer-term strategic plans of the Firm. Examples include front office growth, market expansion, initiatives in technology (including related compensation), marketing, and acquisitions.
•Structural expenses are those associated with the day-to-day cost of running the Firm and are expenses not included in the above two categories. Examples include employee salaries and benefits, certain other incentive compensation, and costs related to real estate.
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
FSB: Financial Stability Board
FTE: Fully taxable equivalent
FVA: Funding valuation adjustment
FX: Foreign exchange

306	JPMorgan Chase & Co./2021 Form 10-K

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
IPO: Initial public offering
ISDA: International Swaps and Derivatives Association
JPMorgan Chase: JPMorgan Chase & Co.
JPMorgan Chase Bank, N.A.: JPMorgan Chase Bank, National Association
JPMorgan Chase Foundation or the Firm’s Foundation: A not-for-profit organization that makes contributions for charitable and educational purposes.
JPMorgan Securities: J.P. Morgan Securities LLC
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

JPMorgan Chase & Co./2021 Form 10-K	307

Glossary of Terms and Acronyms
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

308	JPMorgan Chase & Co./2021 Form 10-K

Glossary of Terms and Acronyms
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
PCA: Prompt corrective action
PCAOB: Public Company Accounting Oversight Board
PCD: “Purchased credit deteriorated” assets represent acquired financial assets that as of the date of acquisition have experienced a more-than-insignificant deterioration in credit quality since origination, as determined by the Firm.
PD: Probability of default
PPP: Paycheck Protection Program under the Small Business Association (“SBA”)
PRA: Prudential Regulation Authority
Pre-provision profit/(loss): Represents total net revenue less noninterest expense. The Firm believes that this financial measure is useful in assessing the ability of a lending institution to generate income in excess of its provision for credit losses.
Pre-tax margin: Represents income before income tax expense divided by total net revenue, which is, in management’s view, a comprehensive measure of pretax performance derived by measuring earnings after all costs are taken into consideration. It is one basis upon which management evaluates the performance of AWM against the performance of their respective competitors.
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

JPMorgan Chase & Co./2021 Form 10-K	309

Glossary of Terms and Acronyms
PSUs: Performance share units
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
S&P: Standard and Poor’s 500 Index
SA-CCR: Standardized Approach for Counterparty Credit Risk
SAR as it pertains to Hong Kong: Special Administrative Region
SAR(s) as it pertains to employee stock awards: Stock appreciation rights
SCB: Stress Capital Buffer
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

310	JPMorgan Chase & Co./2021 Form 10-K

Glossary of Terms and Acronyms
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
VCG: Valuation Control Group
VGF: Valuation Governance Forum
VIEs: Variable interest entities
Warehouse loans: Consist of prime mortgages originated with the intent to sell that are accounted for at fair value and classified as loans.

JPMorgan Chase & Co./2021 Form 10-K	311

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

JPMorgan Chase & Co. (Registrant)
By: /s/ JAMES DIMON
(James Dimon Chairman and Chief Executive Officer)
February 22, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the date indicated. JPMorgan Chase & Co. does not exercise the power of attorney to sign on behalf of any Director.

	Capacity	Date
/s/ JAMES DIMON	Director, Chairman and Chief Executive Officer (Principal Executive Officer)
(James Dimon)

/s/ LINDA B. BAMMANN	Director
(Linda B. Bammann)

/s/ STEPHEN B. BURKE	Director
(Stephen B. Burke)

/s/ TODD A. COMBS	Director
(Todd A. Combs)

/s/ JAMES S. CROWN	Director	February 22, 2022
(James S. Crown)

/s/ TIMOTHY P. FLYNN	Director
(Timothy P. Flynn)

/s/ MELLODY HOBSON	Director
(Mellody Hobson)

/s/ MICHAEL A. NEAL	Director
(Michael A. Neal)

/s/ PHEBE N. NOVAKOVIC	Director
(Phebe N. Novakovic)

/s/ VIRGINIA M. ROMETTY	Director
(Virginia M. Rometty)

/s/ JEREMY BARNUM	Executive Vice President and Chief Financial Officer
(Jeremy Barnum)	(Principal Financial Officer)

/s/ ELENA KORABLINA	Managing Director and Firmwide Controller
(Elena Korablina)	(Principal Accounting Officer)

312	JPMorgan Chase & Co./2021 Form 10-K