Form 10-Q
period 2022-03-31
JPMORGAN CHASE & CO
filed 2022-05-03
CIK 19617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended	Commission file
March 31, 2022	number	1-5805
JPMorgan Chase & Co.
(Exact name of registrant as specified in its charter)

Delaware		13-2624428
(State or other jurisdiction of incorporation or organization)		(I.R.S. employer identification no.)

383 Madison Avenue,
New York,	New York	10179
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (212) 270-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	JPM	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 5.75% Non-Cumulative Preferred Stock, Series DD	JPM PR D	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 6.00% Non-Cumulative Preferred Stock, Series EE	JPM PR C	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.75% Non-Cumulative Preferred Stock, Series GG	JPM PR J	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.55% Non-Cumulative Preferred Stock, Series JJ	JPM PR K	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.625% Non-Cumulative Preferred Stock, Series LL	JPM PR L	The New York Stock Exchange
Depositary Shares, each representing a one-four hundredth interest in a share of 4.20% Non-Cumulative Preferred Stock, Series MM	JPM PR M	The New York Stock Exchange
Alerian MLP Index ETNs due May 24, 2024	AMJ	NYSE Arca, Inc.
Guarantee of Callable Fixed Rate Notes due June 10, 2032 of JPMorgan Chase Financial Company LLC	JPM/32	The New York Stock Exchange
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

Number of shares of common stock outstanding as of March 31, 2022: 2,937,050,466

FORM 10-Q

JPMorgan Chase & Co.
Consolidated financial highlights (unaudited)

As of or for the period ended, (in millions, except per share, ratio, headcount data and where otherwise noted)
	1Q22	4Q21	3Q21	2Q21	1Q21
Selected income statement data
Total net revenue	$30,717	$29,257	$29,647	$30,479	$32,266
Total noninterest expense	19,191	17,888	17,063	17,667	18,725
Pre-provision profit(a)	11,526	11,369	12,584	12,812	13,541
Provision for credit losses	1,463	(1,288)	(1,527)	(2,285)	(4,156)
Income before income tax expense	10,063	12,657	14,111	15,097	17,697
Income tax expense	1,781	2,258	2,424	3,149	3,397
Net income	$8,282	$10,399	$11,687	$11,948	$14,300

Earnings per share data
Net income: Basic	$2.64	$3.33	$3.74	$3.79	$4.51
Diluted	2.63	3.33	3.74	3.78	4.50
Average shares: Basic	2,977.0	2,977.3	2,999.9	3,036.6	3,073.5
Diluted	2,981.0	2,981.8	3,005.1	3,041.9	3,078.9

Market and per common share data
Market capitalization	400,379	466,206	483,748	464,778	460,820
Common shares at period-end	2,937.1	2,944.1	2,955.3	2,988.2	3,027.1
Book value per share	86.16	88.07	86.36	84.85	82.31
Tangible book value per share (“TBVPS”)(a)	69.58	71.53	69.87	68.91	66.56
Cash dividends declared per share	1.00	1.00	1.00	0.90	0.90

Selected ratios and metrics
Return on common equity (“ROE”)(b)	13%	16%	18%	18%	23%
Return on tangible common equity (“ROTCE”)(a)(b)	16	19	22	23	29
Return on assets(b)	0.86	1.08	1.24	1.29	1.61
Overhead ratio	62	61	58	58	58
Loans-to-deposits ratio	42	44	43	45	44
Firm Liquidity coverage ratio (“LCR”) (average)	110	111	112	111	110
JPMorgan Chase Bank, N.A. LCR (average)	181	178	174	171	166
Common equity Tier 1 (“CET1”) capital ratio(c)	11.9	13.1	12.9	13.0	13.1
Tier 1 capital ratio(c)	13.7	15.0	15.0	15.1	15.0
Total capital ratio(c)	15.4	16.8	16.9	17.1	17.2
Tier 1 leverage ratio(c)	6.2	6.5	6.6	6.6	6.7
Supplementary leverage ratio (“SLR”)(c)	5.2	5.4	5.5	5.4	6.7

Selected balance sheet data (period-end)
Trading assets	$511,528	$433,575	$515,901	$520,588	$544,052
Investment securities, net of allowance for credit losses	679,460	672,232	595,132	573,637	597,394
Loans	1,073,285	1,077,714	1,044,615	1,040,954	1,011,307
Total assets	3,954,687	3,743,567	3,757,576	3,684,256	3,689,336
Deposits	2,561,207	2,462,303	2,402,353	2,305,217	2,278,112
Long-term debt	293,239	301,005	298,465	299,926	279,427
Common stockholders’ equity	253,061	259,289	255,203	253,548	249,151
Total stockholders’ equity	285,899	294,127	290,041	286,386	280,714
Headcount	273,948	271,025	265,790	260,110	259,350

Credit quality metrics
Allowances for loan losses and lending-related commitments	$19,591	$18,689	$20,528	$22,585	$25,611
Allowance for loan losses to total retained loans	1.69%	1.62%	1.86%	2.02%	2.42%
Nonperforming assets	$8,605	$8,346	$8,882	$9,802	$10,257
Net charge-offs	582	550	524	734	1,057
Net charge-off rate	0.24%	0.22%	0.21%	0.31%	0.45%
(a)Pre-provision profit, TBVPS and ROTCE are each non-GAAP financial measures. Tangible common equity (“TCE”) is also a non-GAAP financial measure. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 15-16 for a further discussion of these measures.
(b)Quarterly ratios are based upon annualized amounts.
(c)The capital metrics reflect the relief provided by the Federal Reserve Board in response to the COVID-19 pandemic, including the Current Expected Credit Losses ("CECL") capital transition provisions. For the period ended March 31, 2021, the SLR reflected the temporary exclusions of U.S. Treasury securities and deposits at Federal Reserve Banks. Refer to Capital Risk Management on pages 35-40 of this Form 10-Q and pages 86-96 of JPMorgan Chase’s 2021 Form 10-K for additional information.

INTRODUCTION
The following is Management’s discussion and analysis of the financial condition and results of operations (“MD&A”) of JPMorgan Chase & Co. (“JPMorgan Chase” or the “Firm”) for the first quarter of 2022.
This Quarterly Report on Form 10-Q for the first quarter of 2022 (“Form 10-Q”) should be read together with JPMorgan Chase’s Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”). Refer to the Glossary of terms and acronyms and line of business (“LOB”) metrics on pages 166-174 for definitions of terms and acronyms used throughout this Form 10-Q.
This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the current beliefs and expectations of JPMorgan Chase’s management, speak only as of the date of this Form 10-Q and are subject to significant risks and uncertainties. Refer to Forward-looking Statements on page 79 of this Form 10-Q and Part I, Item 1A, Risk Factors, on pages 9-33 of the 2021 Form 10-K for a discussion of certain of those risks and uncertainties and the factors that could cause JPMorgan Chase’s actual results to differ materially because of those risks and uncertainties. There is no assurance that actual results will be in line with any outlook information set forth herein, and the Firm does not undertake to update any forward-looking statements.
JPMorgan Chase & Co. (NYSE: JPM), a financial holding company incorporated under Delaware law in 1968, is a leading financial services firm based in the United States of America (“U.S.”), with operations worldwide. JPMorgan Chase had $4.0 trillion in assets and $285.9 billion in stockholders’ equity as of March 31, 2022. The Firm is a leader in investment banking, financial services for consumers and small businesses, commercial banking, financial transaction processing and asset management. Under the J.P. Morgan and Chase brands, the Firm serves millions of customers predominantly in the U.S., and many of the world’s most prominent corporate, institutional and government clients globally.
JPMorgan Chase’s principal bank subsidiary is JPMorgan Chase Bank, National Association (“JPMorgan Chase Bank, N.A.”), a national banking association with U.S. branches in 48 states and Washington, D.C. as of March 31, 2022. JPMorgan Chase’s principal non-bank subsidiary is J.P. Morgan Securities LLC (“J.P. Morgan Securities”), a U.S. broker-dealer. The bank and non-bank subsidiaries of JPMorgan Chase operate nationally as well as through overseas branches and subsidiaries, representative offices and subsidiary foreign banks. The Firm’s principal operating subsidiaries outside the U.S. are J.P. Morgan Securities plc and J.P. Morgan SE ("JPMSE"), which are subsidiaries of JPMorgan Chase Bank, N.A. and are based in the United Kingdom ("U.K.") and Germany, respectively.
For management reporting purposes, the Firm’s activities are organized into four major reportable business segments, as well as a Corporate segment. The Firm’s consumer business segment is Consumer & Community Banking (“CCB”). The Firm’s wholesale business segments are the Corporate & Investment Bank (“CIB”), Commercial Banking (“CB”), and Asset & Wealth Management (“AWM”). Refer to Note 25 of this Form 10-Q and Note 32 of JPMorgan Chase’s 2021 Form 10-K for a description of the Firm’s business segments and the products and services they provide to their respective client bases.
The Firm's website is www.jpmorganchase.com. JPMorgan Chase makes available on its website, free of charge, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after it electronically files or furnishes such material to the U.S. Securities and Exchange Commission (the “SEC”) at www.sec.gov. JPMorgan Chase makes new and important information about the Firm available on its website at https://www.jpmorganchase.com, including on the Investor Relations section of its website at https://www.jpmorganchase.com/ir. Information on the Firm's website is not incorporated by reference into this Form 10-Q or the Firm’s other filings with the SEC.

EXECUTIVE OVERVIEW
This executive overview of the MD&A highlights selected information and does not contain all of the information that is important to readers of this Form 10-Q. For a complete description of the trends and uncertainties, as well as the risks and critical accounting estimates affecting the Firm, this Form 10-Q and the 2021 Form 10-K should be read together and in their entirety.

Financial performance of JPMorgan Chase
(unaudited) As of or for the period ended, (in millions, except per share data and ratios)	Three months ended March 31,
	2022	2021	Change
Selected income statement data
Noninterest revenue	$16,845	$19,377	(13)%
Net interest income	13,872	12,889	8
Total net revenue	30,717	32,266	(5)
Total noninterest expense	19,191	18,725	2
Pre-provision profit	11,526	13,541	(15)
Provision for credit losses	1,463	(4,156)	NM
Net income	8,282	14,300	(42)
Diluted earnings per share	$2.63	$4.50	(42)
Selected ratios and metrics
Return on common equity	13%	23%
Return on tangible common equity	16	29
Book value per share	$86.16	$82.31	5
Tangible book value per share	69.58	66.56	5
Capital ratios(a)
CET1 capital	11.9%	13.1%
Tier 1 capital	13.7	15.0
Total capital	15.4	17.2
Memo:
NII excluding Markets(b)	$11,752	$10,775	9%
NIR excluding Markets(b)	11,085	13,294	(17)
Markets(b)	8,753	9,050	(3)
Total net revenue - managed basis	$31,590	$33,119	(5)
(a)The capital metrics reflect the relief provided by the Federal Reserve Board in response to the COVID-19 pandemic, including the CECL capital transition provisions. For the period ended March 31, 2021, the SLR reflected the temporary exclusions of U.S. Treasury securities and deposits at Federal Reserve Banks. Refer to Capital Risk Management on pages 35-40 of this Form 10-Q and pages 86-96 of JPMorgan Chase’s 2021 Form 10-K for additional information.
(b)NII and NIR refer to net interest income and noninterest revenue, respectively. Markets consists of CIB's Fixed Income Markets and Equity Markets businesses.
Comparisons noted in the sections below are for the first quarter of 2022 versus the first quarter of 2021, unless otherwise specified.
Firmwide overview
JPMorgan Chase reported net income of $8.3 billion for the first quarter of 2022, or $2.63 per share, on net revenue of $30.7 billion. The Firm reported ROE of 13% and ROTCE of 16%. The Firm's results for the first quarter of 2022 included a net increase in the allowance for credit losses of $902 million and a loss of $524 million in Credit Adjustments & Other in CIB.
•The Firm had net income of $8.3 billion, down 42%.
•Total net revenue was down 5%.
–Noninterest revenue was $16.8 billion, down 13%, driven by lower Investment Banking fees, lower net production revenue in Home Lending, and losses on legacy equity investments compared to gains in the prior year in Corporate. The decrease also reflected the loss in Credit Adjustments & Other in CIB.
–Net interest income was $13.9 billion, up 8%. Net interest income excluding Markets was $11.8 billion, up 9%, predominantly driven by balance sheet growth and higher rates, partially offset by lower NII from Paycheck Protection Program ("PPP") loans.
•Noninterest expense was $19.2 billion, up 2%, predominantly driven by investments and structural expense across the LOBs, largely offset by lower volume- and revenue-related expense, including revenue-related compensation in CIB. The prior-year expense included a $550 million contribution to the Firm’s Foundation.
•The provision for credit losses was $1.5 billion, driven by;
–a net addition of $902 million to the allowance for credit losses, which largely reflects an increased weight placed on the adverse scenarios, from the more balanced weighting placed on the adverse and upside scenarios at December 31, 2021, due to the potential effects associated with higher inflation, changes in monetary policy, as well as geopolitical risks, including the war in Ukraine. The increase in the allowance also included client-specific Russia and Russia-associated downgrades in CIB and AWM, and
–$582 million of net charge-offs, down $475 million, driven by Card.
The prior year provision was a net benefit of $4.2 billion, reflecting a net reduction in the allowance for credit losses of $5.2 billion.
•The total allowance for credit losses was $19.6 billion at March 31, 2022. The Firm had an allowance for loan losses to retained loans coverage ratio of 1.69%, compared with 2.42% in the prior year.
•The Firm’s nonperforming assets totaled $8.6 billion at March 31, 2022, a net decrease of $1.7 billion from the prior year, driven by lower nonaccrual loans, reflecting improved credit performance in consumer; and in wholesale, net portfolio activity as well as client-specific upgrades, largely offset by client-specific downgrades, including Russia and Russia-associated clients.
•Firmwide average loans of $1.1 trillion were up 5%, driven by higher loans in AWM and CIB.
•Firmwide average deposits of $2.5 trillion were up 13%, reflecting inflows across the LOBs primarily driven by the ongoing effect of certain government actions. In CCB, the increase was also driven by growth from new and existing accounts across both consumer and small business customers.
Selected capital-related metrics
•The Firm’s CET1 capital was $208 billion, and the Standardized and Advanced CET1 ratios were 11.9% and 12.7%, respectively.
•The Firm’s SLR was 5.2%.
•The Firm grew TBVPS, ending the first quarter of 2022 at $69.58, up 5% versus the prior year.
Pre-provision profit, ROTCE, TCE, TBVPS, NII and NIR excluding Markets, and total net revenue on a managed basis are non-GAAP financial measures. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 15-16 for a further discussion of each of these measures.
Business segment highlights
Selected business metrics for each of the Firm’s four LOBs are presented below for the first quarter of 2022.

CCB ROE 23%
•Average deposits up 18%; client investment assets up 9%
•Average loans down 1% year-over-year ("YoY") and down 2% quarter-over-quarter ("QoQ"); Card net charge-off rate of 1.37%
•Debit and credit card sales volume(a) up 21%
•Active mobile customers(b) up 11%

CIB ROE 17%	•#1 ranking for Global Investment Banking fees with 8.0% wallet share in 1Q22 •Total Markets revenue of $8.8 billion, down 3%, with Fixed Income Markets down 1% and Equity Markets down 7%
CB ROE 13%	•Gross Investment Banking revenue of $729 million, down 35% •Average loans up 2% YoY and up 2% QoQ; average deposits up 9%
AWM ROE 23%	•Assets under management (AUM) of $3.0 trillion, up 4% •Average loans up 14% YoY and 3% QoQ; average deposits up 39%
(a)Excludes Commercial Card.
(b)Users of all mobile platforms who have logged in within the past 90 days.
Refer to the Business Segment Results on pages 17-33 for a detailed discussion of results by business segment.
Credit provided and capital raised
JPMorgan Chase continues to support consumers, businesses and communities around the globe. The Firm provided new and renewed credit and raised capital for wholesale and consumer clients during the first three months of 2022, consisting of:

$640 billion	Total credit provided and capital raised (including loans and commitments)(a)

$69 billion	Credit for consumers

$8 billion	Credit for U.S. small businesses

$265 billion	Credit for corporations

$282 billion	Capital raised for corporate clients and non-U.S. government entities

$16 billion	Credit and capital raised for nonprofit and U.S. government entities(a)
(a)Includes states, municipalities, hospitals and universities.

Recent events
•On May 2, 2022, JPMorgan Chase acquired Frosch Travel Group, LLC, a global travel management company.
•On April 13, 2022, JPMorgan Chase announced that its Board of Directors had authorized a new $30 billion common share repurchase program, effective May 1, 2022.
•On March 15, 2022, JPMorgan Chase announced that it had entered into an agreement to acquire Global Shares, a cloud-based provider of share-based plan administration software, subject to regulatory approvals.
Outlook
These current expectations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the current beliefs and expectations of JPMorgan Chase’s management, speak only as of the date of this Form 10-Q, and are subject to significant risks and uncertainties. Refer to Forward-Looking Statements on page 79 and page 155 of JPMorgan Chase’s 2021 Form 10-K for a further discussion of certain of those risks and uncertainties and the other factors that could cause JPMorgan Chase’s actual results to differ materially because of those risks and uncertainties. There is no assurance that actual results will be in line with the outlook information set forth below, and the Firm does not undertake to update any forward-looking statements.
JPMorgan Chase’s current outlook for 2022 should be viewed against the backdrop of the global and U.S. economies, the COVID-19 pandemic, financial markets activity, the geopolitical environment, the competitive environment, client and customer activity levels, and regulatory and legislative developments in the U.S. and other countries where the Firm does business. Each of these factors will affect the performance of the Firm. The Firm will continue to make appropriate adjustments to its businesses and operations in response to ongoing developments in the business, economic, regulatory and legal environments in which it operates.
Full-year 2022
•Management expects net interest income excluding Markets to be in excess of $53 billion, market dependent.
•Management expects adjusted expense to be approximately $77 billion, which includes increased investments in technology, distribution and marketing, and higher structural expense.
Net interest income excluding Markets and adjusted expense are non-GAAP financial measures. Refer to Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 15-16.

Business Developments
War in Ukraine
Since the outbreak of the war in Ukraine, the Firm’s business activities related to Russia have generally been limited to assisting clients with fulfilling or terminating pre-existing obligations and managing their Russia-associated risks, as well as providing payment services and acting as a custodian for global clients who hold Russia and Russia-associated financial instruments.
The Firm increased its allowance for credit losses in the first quarter due in part to client-specific Russia and Russia-associated downgrades. However, the Firm's exposure to Russia and Russia-associated clients and counterparties is not material to its financial condition or results of operations.
The Firm continues to assess the ongoing secondary impacts of the war in Ukraine, including: increased market volatility, effects on global energy and commodities markets, client demand for credit and liquidity, distress in certain industries or economic sectors, heightened counterparty credit risk, potential recessionary and inflationary pressures, impacts on global supply chains and government actions, including the imposition of financial and economic sanctions.
Refer to Wholesale Credit Portfolio on pages 54-62, Allowance for Credit Losses on pages 63-65, Market Risk Management on pages 67-71 and Country Risk Management on pages 72-73 for additional information.
Complying with global sanctions
The Firm has engaged and continues to engage with government authorities, regulators, and industry groups in connection with analyzing and implementing procedures reasonably designed to comply with financial and economic sanctions imposed on Russia and Russia-associated entities and individuals by various governments around the world.
Managing key operational risks
The Firm faces increased operational risk in its efforts to comply with the various financial and economic sanctions that have been imposed as a result of the war in Ukraine, as the requirements are highly complex and continue to evolve.
The Firm is also focused on risks related to the increased potential for cyber attacks that may be conducted in retaliation for the sanctions imposed.
Refer to Operational Risk Management on page 74 for additional information.
Supporting employees
The Firm has provided additional benefits and support to employees who have been affected by the war.

Providing humanitarian assistance
In support of the relief efforts, the Firm has made a $10 million commitment to help address the Ukrainian humanitarian crisis.
Refer to Part I, Item 1A, Risk Factors, on pages 9-33 of the JPMorgan Chase's 2021 Form 10-K for a discussion of risk factors affecting the Firm.
For purposes of this Form 10-Q, "Russia" refers to exposure to clients and counterparties of the Firm for which the largest proportion of their assets is located, or the largest proportion of their revenue is derived, in Russia, based on the Firm’s internal country risk management framework; "Russia-associated" refers to exposure to clients and counterparties of the Firm with respect to which economic or financial sanctions relating to the war in Ukraine have been imposed or which have close association with Russia.
Interbank Offered Rate (“IBOR”) transition
JPMorgan Chase and other market participants continue to make progress with respect to the transition from the use of the London Interbank Offered Rate ("LIBOR") and other IBORs to comply with the International Organization of Securities Commission's standards for transaction-based benchmark rates. The cessation of the publication of the principal tenors of the U.S. dollar LIBOR (i.e., overnight, one-month, three-month, six-month and 12-month LIBOR) is scheduled for June 30, 2023.
The Firm continues to engage with and support clients as they move to replacement rates. In connection with the transition, as of March 31, 2022 the Firm had remediated 96% of the notional amount of its bilateral derivatives contracts linked to U.S. dollar LIBOR by virtue of counterparty adherence to, or the contracts otherwise being subject to, the International Swaps and Derivatives Association, Inc.'s ("ISDA") IBOR Fallbacks Protocol, and continues its client outreach with respect to U.S. dollar LIBOR-linked loans.
The Firm continues to monitor and evaluate client, industry, market, regulatory and legislative developments. Refer to Business Developments on pages 50-51 of JPMorgan Chase's 2021 Form 10-K for additional information.

CONSOLIDATED RESULTS OF OPERATIONS
This section provides a comparative discussion of JPMorgan Chase’s Consolidated Results of Operations on a reported basis for the three months ended March 31, 2022 and 2021, unless otherwise specified. Factors that relate primarily to a single business segment are discussed in more detail within that business segment's results. Refer to pages 75-77 of this Form 10-Q and pages 150-153 of JPMorgan Chase’s 2021 Form 10-K for a discussion of the Critical Accounting Estimates Used by the Firm that affect the Consolidated Results of Operations.

Revenue
	Three months ended March 31,
(in millions)	2022	2021	Change
Investment banking fees	$2,008	$2,970	(32)%
Principal transactions	5,105	6,500	(21)
Lending- and deposit-related fees	1,839	1,687	9
Asset management, administration and commissions	5,362	5,029	7
Investment securities gains/(losses)	(394)	14	NM
Mortgage fees and related income	460	704	(35)
Card income	975	1,350	(28)
Other income(a)	1,490	1,123	33
Noninterest revenue	16,845	19,377	(13)
Net interest income	13,872	12,889	8
Total net revenue	$30,717	$32,266	(5)%
(a) Included operating lease income of $1.0 billion and $1.3 billion for the three months ended March 31, 2022 and 2021, respectively.
Investment banking fees decreased in CIB, reflecting:
•lower equity underwriting fees primarily driven by lower issuance activity, particularly in North America and EMEA,
•lower debt underwriting fees predominantly driven by high-yield bonds as a result of reduced issuances in a volatile market, partially offset by
•higher advisory fees benefiting from the closing of deals announced in 2021.
Refer to CIB segment results on pages 22-26 and Note 5 for additional information.
Principal transactions revenue decreased largely in CIB, reflecting:
•a loss of $524 million in Credit Adjustments & Other, predominantly driven by funding spread widening, and credit valuation adjustments related to increases in commodities exposures and markdowns of derivative receivables from Russia-associated counterparties,
•lower revenue in Equity Markets, particularly in derivatives and Cash Equities, compared to a strong prior year, and
•lower revenue in Fixed Income Markets, particularly in Securitized Products largely due to the rising rate environment, which slowed down the pace of mortgage production, predominantly offset by higher revenue in Currencies & Emerging Markets on elevated client activity in a volatile market.
The decrease in Principal transactions revenue also reflects net losses on certain legacy private equity investments in Corporate, compared with net gains in the prior year.
Refer to CIB and Corporate segment results on pages 22-26 and pages 32-33, and Note 5 for additional information.
Lending- and deposit-related fees increased as a result of:
•higher cash management fees in CIB and CB driven by growth in transaction volume, and
•higher deposit-related fees in CCB.
Refer to CCB, CIB and CB segment results on pages 19-21, pages 22-26 and pages 27-28, respectively, and Note 5 for additional information.
Asset management, administration and commissions revenue increased predominantly driven by:
•strong cumulative net inflows into long-term products, as well as higher performance fees, in AWM, and
•higher net inflows and average market levels in CCB.
Refer to CCB and AWM segment results on pages 19-21, pages 29-31, respectively, and Note 5 for additional information.
Investment securities gains/(losses) reflected net investment securities losses on sales of U.S. Treasuries and U.S. GSE and government agency MBS, compared with net gains in the prior year, associated with repositioning the investment securities portfolios in both periods in Treasury and CIO. Refer to Corporate segment results on pages 32-33 and Note 9 for additional information.
Mortgage fees and related income decreased due to lower production revenue from lower margins and volume, largely offset by higher net mortgage servicing revenue on an increase in MSR risk management results primarily driven by changes in prepayment expectations. Refer to CCB segment results on pages 19-21, Note 5 and 14 for additional information.
Card income decreased due to higher amortization related to new account origination costs in Card. Refer to CCB, CIB and CB segment results on pages 19-21, pages 22-26 and pages 27-28, respectively, and Note 5 for additional information.
Other income increased reflecting:
•net gains on equity investments in CIB,
•proceeds from an insurance settlement in Corporate, and
•the absence of weather-related write-downs recorded in the prior year on certain renewable energy investments in CIB, partially offset by
•lower auto operating lease income in CCB as a result of a decline in volume, and
•lower net investment valuation gains in AWM.

Net interest income increased driven by balance sheet growth and higher rates, partially offset by lower NII from PPP loans.
The Firm’s average interest-earning assets were $3.4 trillion, up $275 billion, predominantly driven by higher deposits with banks and investment securities, and the yield was 1.86%, down 1 basis point (“bp”). The net yield on these assets, on an FTE basis, was 1.67%, a decrease of 2 bps. The net yield excluding Markets was 1.95%, up 2 bps.
Net yield excluding Markets is a non-GAAP financial measure. Refer to the Consolidated average balance sheets, interest and rates schedule on page 165 for further details; and the Explanation and Reconciliation of the Firm’s Use of Non-GAAP Financial Measures on pages 15-16 for a further discussion of Net interest yield excluding Markets.

Provision for credit losses
	Three months ended March 31,
(in millions)	2022	2021	Change
Consumer, excluding credit card	$173	$(984)	NM
Credit card	506	(2,517)	NM
Total consumer	679	(3,501)	NM
Wholesale	785	(671)	NM
Investment securities	(1)	16	NM
Total provision for credit losses	$1,463	$(4,156)	NM
The provision for credit losses increased driven by:
•a net addition of $902 million to the allowance for credit losses, consisting of $776 million in wholesale and $127 million in consumer. The addition largely reflects an increased weight placed on the adverse scenarios, from the more balanced weighting placed on the adverse and upside scenarios at December 31, 2021, due to the potential effects associated with higher inflation, changes in monetary policy, as well as geopolitical risks, including the war in Ukraine. The increase in the allowance also included client-specific Russia and Russia-associated downgrades in CIB and AWM, partially offset by
•lower net charge-offs of $475 million driven by Card, as consumer cash balances remained elevated.
The prior year included a $5.2 billion net reduction in the allowance for credit losses.
Refer to CCB segment results on pages 19-21, CIB on pages 22-26, CB on pages 27-28, AWM on pages 29-31, the Allowance for Credit Losses on pages 63-65, and Notes 9 and 12 for additional information on the credit portfolio and the allowance for credit losses.

Noninterest expense
(in millions)	Three months ended March 31,
	2022	2021	Change
Compensation expense	$10,787	$10,601	2%
Noncompensation expense:
Occupancy	1,134	1,115	2
Technology, communications and equipment(a)	2,360	2,519	(6)
Professional and outside services	2,572	2,203	17
Marketing	920	751	23
Other expense(b)	1,418	1,536	(8)
Total noncompensation expense	8,404	8,124	3
Total noninterest expense	$19,191	$18,725	2%
(a)Includes depreciation expense associated with auto operating lease assets.
(b)Included Firmwide legal expense of $119 million and $28 million for the three months ended March 31, 2022 and 2021, respectively.
Compensation expense increased driven by investments and higher structural expense across the LOBs, partially offset by lower revenue-related compensation in CIB.
Noncompensation expense increased as a result of:
•higher structural expense, including professional fees,
•higher investments, including technology expense across the LOBs and marketing expense in CCB,
•higher brokerage expense in CIB, as well as other outside services expense, and
•higher legal expense predominantly in CIB,
partially offset by
•lower depreciation expense in CCB due to lower auto lease assets and the impact of higher vehicle collateral values.
The prior year included a $550 million contribution to the Firm's Foundation.

Income tax expense
(in millions)	Three months ended March 31,
	2022	2021	Change
Income before income tax expense	$10,063	$17,697	(43)%
Income tax expense	1,781	3,397	(48)
Effective tax rate	17.7%	19.2%

The effective tax rate decreased driven by the lower level of pre-tax income that also increased the relative net impact of certain tax benefits and expenses. The prior year included expenses related to tax audit settlements.

CONSOLIDATED BALANCE SHEETS AND CASH FLOWS ANALYSIS
Consolidated balance sheets analysis
The following is a discussion of the significant changes between March 31, 2022, and December 31, 2021.

Selected Consolidated balance sheets data
(in millions)	March 31, 2022	December 31, 2021	Change
Assets
Cash and due from banks	$26,165	$26,438	(1)%
Deposits with banks	728,367	714,396	2
Federal funds sold and securities purchased under resale agreements	301,875	261,698	15
Securities borrowed	224,852	206,071	9
Trading assets	511,528	433,575	18
Available-for-sale securities	312,875	308,525	1
Held-to-maturity securities, net of allowance for credit losses	366,585	363,707	1
Investment securities, net of allowance for credit losses	679,460	672,232	1
Loans	1,073,285	1,077,714	—
Allowance for loan losses	(17,192)	(16,386)	5
Loans, net of allowance for loan losses	1,056,093	1,061,328	—
Accrued interest and accounts receivable	152,207	102,570	48
Premises and equipment	26,916	27,070	(1)
Goodwill, MSRs and other intangible assets	58,485	56,691	3
Other assets	188,739	181,498	4
Total assets	$3,954,687	$3,743,567	6%
Cash and due from banks and deposits with banks increased primarily as a result of growth in deposits. Deposits with banks reflect the Firm’s placements of its excess cash with various central banks, including the Federal Reserve Banks.
Federal funds sold and securities purchased under resale agreements increased driven by Markets, reflecting:
•higher demand for securities to cover short positions,
•higher collateral requirements, and
•the impact of client-driven market-making activities.
Securities borrowed increased driven by Markets, resulting from higher client-driven activities and an increase in demand for securities to cover short positions. Refer to Note 10 for additional information on securities purchased under resale agreements and securities borrowed.
Trading assets increased driven by Markets, due to:
•higher securities related to client-driven market-making activities, and
•higher derivative receivables, largely commodities, predominantly oil and gas, as a result of market movements.
Refer to Notes 2 and 4 for additional information.
Investment securities increased resulting from net purchases of securities, largely offset by paydowns, and unrealized losses on AFS securities which are recognized in accumulated other comprehensive income ("AOCI"). Refer to Corporate segment results on pages 32-33, Investment Portfolio Risk Management on page 66, and Notes 2 and 9 for additional information.

Loans were relatively flat, and reflected:
•lower residential real estate loans at fair value in Home Lending as sales outpaced originations due to higher interest rates, and
•a decline in AWM due to paydowns and lower securities-based lending, offset by
•higher wholesale loans in CB and CIB.
The allowance for loan losses increased as a result of a net addition of $806 million to the allowance for credit losses, consisting of $677 million in wholesale and $129 million in consumer. The addition largely reflects an increased weight placed on the adverse scenarios, from the more balanced weighting placed on the adverse and upside scenarios at December 31, 2021, due to the potential effects associated with higher inflation, changes in monetary policy, as well as geopolitical risks, including the war in Ukraine. The increase in the allowance also included client-specific Russia and Russia-associated downgrades in CIB and AWM.
There was a $97 million addition to allowance for lending-related commitments. This allowance is included in other liabilities on the Consolidated balance sheets.
Refer to Credit and Investment Risk Management on pages 46-66, and Notes 2, 3, 11 and 12 for a more detailed discussion of loans and the allowance for loan losses.

Accrued interest and accounts receivable increased due to higher client receivables related to client-driven activities in Markets, including prime brokerage, during a period of heightened market volatility.
Goodwill, MSRs and other intangibles increased, reflecting higher MSRs driven by purchases and originations, as well as the impact of changes in market interest rates. Refer to Note 14 for additional information.

Selected Consolidated balance sheets data (continued)
(in millions)	March 31, 2022	December 31, 2021	Change
Liabilities
Deposits	$2,561,207	$2,462,303	4%
Federal funds purchased and securities loaned or sold under repurchase agreements	223,858	194,340	15
Short-term borrowings	57,586	53,594	7
Trading liabilities	202,083	164,693	23
Accounts payable and other liabilities	320,671	262,755	22
Beneficial interests issued by consolidated variable interest entities (“VIEs”)	10,144	10,750	(6)
Long-term debt	293,239	301,005	(3)
Total liabilities	3,668,788	3,449,440	6
Stockholders’ equity	285,899	294,127	(3)
Total liabilities and stockholders’ equity	$3,954,687	$3,743,567	6%
Deposits increased in CIB, CCB and AWM, driven by:
•higher deposits in CIB's Payments and Securities Services primarily driven by client activities, and
•growth in new and existing accounts in CCB across consumer and small business customers, partially offset by
•a decline in CB, principally due to seasonality.
Refer to Liquidity Risk Management on pages 41-45 and Notes 2 and 15 for additional information.
Federal funds purchased and securities loaned or sold under repurchase agreements increased due to the impact of client activities and higher secured financing of trading assets in Markets. Refer to Liquidity Risk Management on pages 41-45 and Note 10 for additional information.
Short-term borrowings increased as a result of higher net issuance of commercial paper primarily for short-term liquidity management in Treasury and CIO. Refer to Liquidity Risk Management on pages 41-45 for additional information.
Trading liabilities increased due to client-driven market-making activities in Fixed Income Markets, which resulted in higher levels of short positions in debt instruments, as well as higher derivative payables associated with market movements. Refer to Notes 2 and 4 for additional information.
Accounts payable and other liabilities increased reflecting higher client payables related to client-driven activities primarily in Markets, including prime brokerage, during a period of heightened market volatility. Refer to Note 10 for additional information on securities financing transactions.
Beneficial interests issued by consolidated VIEs decreased driven by maturities of credit card securitizations in Treasury and CIO. Refer to Liquidity Risk Management on pages 41-45 and Notes 13 and 22 for additional information on Firm-sponsored VIEs and loan securitization trusts.
Long-term debt decreased driven by fair value hedge accounting adjustments related to higher rates, partially offset by net issuances in Treasury and CIO, as well as a decline in the fair value of structured notes in CIB. Refer to Liquidity Risk Management on pages 41-45 for additional information.
Stockholders’ equity decreased as a result of a net unrealized loss in AOCI, which was primarily driven by the impact of higher rates on the AFS portfolio and cash flow hedges in Treasury and CIO. Refer to page 83 for information on changes in stockholders’ equity, Capital actions on page 39, and Note 19 for additional information.

Consolidated cash flows analysis
The following is a discussion of cash flow activities during the three months ended March 31, 2022 and 2021.

(in millions)	Three months ended March 31,
	2022	2021
Net cash provided by/(used in)
Operating activities	$(41,917)	$(43,872)
Investing activities	(72,608)	15,391
Financing activities	132,772	218,911
Effect of exchange rate changes on cash	(4,549)	(6,967)
Net increase in cash and due from banks and deposits with banks	$13,698	$183,463
Operating activities
•In 2022, cash used resulted from higher trading assets, and accrued interest and accounts receivable, largely offset by higher accounts payable and other liabilities and trading liabilities.
•In 2021, cash used resulted from higher trading assets, accrued interest and accounts receivable, and securities borrowed, partially offset by higher accounts payable and other liabilities and lower other assets.
Investing activities
•In 2022, cash used resulted from higher securities purchased under resale agreements, net purchases of investment securities, and higher net originations of loans.
•In 2021, cash provided reflected lower securities purchased under resale agreements and net proceeds from sales and securitizations of loans held-for-investment, partially offset by net purchases of investment securities.
Financing activities
•In 2022, cash provided reflected higher deposits and securities loaned or sold under repurchase agreements, and net proceeds from long- and short-term borrowings.
•In 2021, cash provided reflected higher deposits and securities loaned or sold under repurchase agreements, and net proceeds from long- and short-term borrowings.
•For both periods, cash was used for repurchases of common stock and cash dividends on common and preferred stock.
* * *
Refer to Consolidated Balance Sheets Analysis on pages 12-13, Capital Risk Management on pages 35-40, and Liquidity Risk Management on pages 41-45 of this Form 10-Q, and pages 97-104 of JPMorgan Chase’s 2021 Form 10-K for a further discussion of the activities affecting the Firm’s cash flows.

EXPLANATION AND RECONCILIATION OF THE FIRM’S USE OF NON-GAAP FINANCIAL MEASURES
The Firm prepares its Consolidated Financial Statements in accordance with U.S. GAAP and this presentation is referred to as “reported” basis; these financial statements appear on pages 80-84.
In addition to analyzing the Firm’s results on a reported basis, the Firm also reviews and uses certain non-GAAP financial measures at the Firmwide and segment level. These non-GAAP measures include:
•Firmwide “managed” basis results, including the overhead ratio, which include certain reclassifications to present total net revenue from investments that receive tax credits and tax-exempt securities on a basis comparable to taxable investments and securities (“FTE” basis);
•Pre-provision profit, which represents total net revenue less total noninterest expense;
•Net interest income, net yield, and noninterest revenue excluding Markets;
•TCE, ROTCE, and TBVPS;
•Adjusted expense, which represents noninterest expense excluding Firmwide legal expense; and
•Allowance for loan losses to period-end loans retained, excluding trade finance and conduits.
Refer to Explanation and Reconciliation of the Firm’s Use Of Non-GAAP Financial Measures and Key Performance Measures on pages 58-60 of JPMorgan Chase’s 2021 Form 10-K for a further discussion of management’s use of non-GAAP financial measures.
The following summary tables provide a reconciliation from the Firm’s reported U.S. GAAP results to managed basis.

	Three months ended March 31,
	2022			2021
(in millions, except ratios)	Reported	Fully taxable-equivalent adjustments(a)	Managed basis	Reported	Fully taxable-equivalent adjustments(a)	Managed basis
Other income	$1,490	$775	$2,265	$1,123	$744	$1,867
Total noninterest revenue	16,845	775	17,620	19,377	744	20,121
Net interest income	13,872	98	13,970	12,889	109	12,998
Total net revenue	30,717	873	31,590	32,266	853	33,119
Total noninterest expense	19,191	NA	19,191	18,725	NA	18,725
Pre-provision profit	11,526	873	12,399	13,541	853	14,394
Provision for credit losses	1,463	NA	1,463	(4,156)	NA	(4,156)
Income before income tax expense	10,063	873	10,936	17,697	853	18,550
Income tax expense	1,781	873	2,654	3,397	853	4,250
Net income	$8,282	NA	$8,282	$14,300	NA	$14,300

Overhead ratio	62%	NM	61%	58%	NM	57%
(a)Predominantly recognized in CIB, CB and Corporate.

The following table provides information on net interest income, net yield, and noninterest revenue excluding Markets.

(in millions, except rates)	Three months ended March 31,
	2022	2021	Change
Net interest income – reported	$13,872	$12,889	8%
Fully taxable-equivalent adjustments	98	109	(10)
Net interest income – managed basis(a)	$13,970	$12,998	7
Less: Markets net interest income(b)	2,218	2,223	—
Net interest income excluding Markets(a)	$11,752	$10,775	9

Average interest-earning assets	$3,401,951	$3,126,569	9
Less: Average Markets interest-earning assets(b)	963,845	866,591	11
Average interest-earning assets excluding Markets	$2,438,106	$2,259,978	8%
Net yield on average interest-earning assets – managed basis	1.67%	1.69%
Net yield on average Markets interest-earning assets(b)	0.93	1.04
Net yield on average interest-earning assets excluding Markets	1.95%	1.93%

Noninterest revenue – reported	$16,845	$19,377	(13)%
Fully taxable-equivalent adjustments	775	744	4
Noninterest revenue – managed basis	$17,620	$20,121	(12)
Less: Markets noninterest revenue(b)	6,535	6,827	(4)
Noninterest revenue excluding Markets	$11,085	$13,294	(17)

Memo: Total Markets net revenue(b)	$8,753	$9,050	(3)
(a)Interest includes the effect of related hedges. Taxable-equivalent amounts are used where applicable.
(b)Refer to page 25 for further information on Markets.
The following summary table provides a reconciliation from the Firm’s common stockholders’ equity to TCE.

	Period-end		Average
(in millions, except per share and ratio data)	Mar 31, 2022	Dec 31, 2021	Three months ended March 31,
			2022	2021
Common stockholders’ equity	$253,061	$259,289	$252,506	$245,542
Less: Goodwill	50,298	50,315	50,307	49,249
Less: Other intangible assets	893	882	896	891
Add: Certain deferred tax liabilities(a)	2,496	2,499	2,498	2,455
Tangible common equity	$204,366	$210,591	$203,801	$197,857

Return on tangible common equity	NA	NA	16%	29%
Tangible book value per share	$69.58	$71.53	NA	NA
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
The business segments are determined based on the products and services provided, or the type of customer served, and they reflect the manner in which financial information is currently evaluated by the Firm’s Operating Committee. Segment results are presented on a managed basis. Refer to Explanation and Reconciliation of the Firm’s use of Non-GAAP Financial Measures on pages 15-16 for a definition of managed basis.
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
Funds transfer pricing
Funds transfer pricing ("FTP") is the process by which the Firm allocates interest income and expense to each business segment and transfers the primary interest rate risk and liquidity risk to Treasury and CIO within Corporate.
The funds transfer pricing process considers the interest rate risk and liquidity risk characteristics of assets and liabilities and off-balance sheet products. Periodically the methodology and assumptions utilized in the FTP process are adjusted to reflect economic conditions and other factors, which may impact the allocation of net interest income to the business segments.
Capital allocation
The amount of capital assigned to each segment is referred to as equity. Periodically, the assumptions and methodologies used to allocate capital are reassessed and as a result, the capital allocated to the LOBs may change. Refer to Line of business equity on page 38, and page 93 of JPMorgan Chase’s 2021 Form 10-K for additional information on capital allocation.
Refer to Business Segment Results – Description of business segment reporting methodology on pages 61-62 of JPMorgan Chase’s 2021 Form 10-K for a further discussion of those methodologies.

Segment results – managed basis
The following tables summarize the Firm’s results by segment for the periods indicated.

Three months ended March 31,	Consumer & Community Banking				Corporate & Investment Bank				Commercial Banking
(in millions, except ratios)	2022	2021		Change	2022	2021		Change	2022	2021		Change
Total net revenue	$12,229	$12,517		(2)%	$13,529	$14,605		(7)%	$2,398	$2,393		—%
Total noninterest expense	7,720	7,202		7	7,298	7,104		3	1,129	969		17
Pre-provision profit/(loss)	4,509	5,315		(15)	6,231	7,501		(17)	1,269	1,424		(11)
Provision for credit losses	678	(3,602)		NM	445	(331)		NM	157	(118)		NM
Net income/(loss)	2,895	6,787	(a)	(57)	4,385	5,924	(a)	(26)	850	1,181	(a)	(28)
Return on equity (“ROE”)	23%	54%			17%	28%	(a)		13%	19%

Three months ended March 31,	Asset & Wealth Management				Corporate				Total
(in millions, except ratios)	2022	2021		Change	2022	2021		Change	2022	2021	Change
Total net revenue	$4,315	$4,077		6%	$(881)	$(473)		(86)%	$31,590	$33,119	(5)%
Total noninterest expense	2,860	2,574		11	184	876		(79)	19,191	18,725	2
Pre-provision profit/(loss)	1,455	1,503		(3)	(1,065)	(1,349)		21	12,399	14,394	(14)
Provision for credit losses	154	(121)		NM	29	16		81	1,463	(4,156)	NM
Net income/(loss)	1,008	1,260	(a)	(20)	(856)	(852)	(a)	—	8,282	14,300	(42)
ROE	23%	36%	(a)		NM	NM			13%	23%
(a)In the first quarter of 2022, the Firm changed its methodology for allocating income taxes to the LOBs, with no impact to Firmwide net income. Prior-period amounts have been revised to conform with the current presentation.

The following sections provide a comparative discussion of the Firm’s results by segment as of or for the three months ended March 31, 2022 versus the corresponding period in the prior year, unless otherwise specified.

CONSUMER & COMMUNITY BANKING
Refer to pages 63-66 of JPMorgan Chase's 2021 Form 10-K and Line of Business Metrics on page 172 for a further discussion of the business profile of CCB.

Selected income statement data
	Three months ended March 31,
(in millions, except ratios)	2022	2021		Change
Revenue
Lending- and deposit-related fees	$805	$742		8%
Asset management, administration and commissions	929	805		15
Mortgage fees and related income	456	703		(35)
Card income	590	999		(41)
All other income	1,122	1,339		(16)
Noninterest revenue	3,902	4,588		(15)
Net interest income	8,327	7,929		5
Total net revenue	12,229	12,517		(2)

Provision for credit losses	678	(3,602)		NM

Noninterest expense
Compensation expense	3,171	2,976		7
Noncompensation expense(a)	4,549	4,226		8
Total noninterest expense	7,720	7,202		7
Income before income tax expense	3,831	8,917		(57)
Income tax expense	936	2,130	(b)	(56)
Net income	$2,895	$6,787	(b)	(57)

Revenue by line of business
Consumer & Business Banking	$6,062	$5,635		8
Home Lending	1,169	1,458		(20)
Card & Auto	4,998	5,424		(8)

Mortgage fees and related income details:
Production revenue	211	757		(72)
Net mortgage servicing revenue(c)	245	(54)		NM
Mortgage fees and related income	$456	$703		(35)%

Financial ratios
Return on equity	23%	54%
Overhead ratio	63	58
(a)Included depreciation expense on leased assets of $694 million and $916 million for the three months ended March 31, 2022 and 2021, respectively.
(b)In the first quarter of 2022, the Firm changed its methodology for allocating income taxes to the LOBs, with no impact to Firmwide net income. Prior-period amounts have been revised to conform with the current presentation.
(c)Included MSR risk management results of $109 million and $(115) million for the three months ended March 31, 2022 and 2021, respectively.
Quarterly results
Net income was $2.9 billion, down 57%, reflecting an increase in the provision for credit losses compared with a net benefit in the prior year.
Net revenue was $12.2 billion, a decrease of 2%.
Net interest income was $8.3 billion, up 5%, driven by:
•growth in deposits net of margin compression partially offset by lower PPP loan forgiveness, in CBB, and
•higher revolving loans in Card.
Noninterest revenue was $3.9 billion, down 15%, driven by:
•lower production revenue from lower margins and volume in Home Lending,
•higher amortization related to new account origination costs in Card, and
•lower auto operating lease income as a result of a decline in volume, partially offset by
•higher net mortgage servicing revenue on an increase in MSR risk management results primarily driven by changes in prepayment expectations,
•higher asset management fees as a result of higher net inflows and average market levels, and
•higher deposit-related fees.
Refer to Note 14 for further information regarding changes in the value of the MSR asset and related hedges, and mortgage fees and related income. Refer to Note 5 for additional information on card income.
Noninterest expense was $7.7 billion, up 7%, reflecting:
•investments in the business and increased structural expenses, predominantly driven by compensation, technology and marketing, partially offset by
•lower volume- and revenue- related expenses primarily depreciation expense due to lower auto lease assets and the impact of higher vehicle collateral values.
The provision for credit losses was $678 million, reflecting:
•net charge-offs of $553 million, down $470 million, driven by Card, as consumer cash balances remained elevated, and
•a $125 million addition to the allowance for credit losses in Home Lending.
The prior year included a $4.6 billion reduction in the allowance for credit losses.
Refer to Credit and Investment Risk Management on pages 46-66 and Allowance for Credit Losses on pages 63-65 for a further discussion of the credit portfolios and the allowance for credit losses.

Selected metrics
	As of or for the three months ended March 31,
(in millions, except headcount)	2022	2021	Change
Selected balance sheet data (period-end)
Total assets	$486,183	$487,978	—%
Loans:
Consumer & Business Banking(a)	32,772	52,654	(38)
Home Lending(b)	172,025	178,776	(4)
Card	152,283	132,493	15
Auto	69,251	67,662	2
Total loans	426,331	431,585	(1)
Deposits	1,189,308	1,037,903	15
Equity	50,000	50,000	—
Selected balance sheet data (average)
Total assets	$488,967	$484,524	1
Loans:
Consumer & Business Banking	33,742	49,868	(32)
Home Lending(c)	176,488	182,247	(3)
Card	149,398	134,884	11
Auto	69,250	66,960	3
Total loans	428,878	433,959	(1)
Deposits	1,153,513	979,686	18
Equity	50,000	50,000	—

Headcount	129,268	126,084	3%
(a)At March 31, 2022 and 2021, included $2.9 billion and $23.4 billion of loans, respectively, in Business Banking under the PPP. Refer to Credit Portfolio on page 48 for a further discussion of the PPP.
(b)At March 31, 2022 and 2021, Home Lending loans held-for-sale and loans at fair value were $5.8 billion and $13.2 billion, respectively.
(c)Average Home Lending loans held-for sale and loans at fair value were $10.8 billion and $12.5 billion for the three months ended March 31, 2022 and 2021, respectively.

Selected metrics
	As of or for the three months ended March 31,
(in millions, except ratio data)	2022	2021	Change
Credit data and quality statistics
Nonaccrual loans(a)(b)(c)(d)	$4,531	$5,507	(18)%
Net charge-offs/(recoveries)
Consumer & Business Banking	89	65	37
Home Lending	(69)	(51)	(35)
Card	506	983	(49)
Auto	27	26	4
Total net charge-offs/(recoveries)	$553	$1,023	(46)

Net charge-off/(recovery) rate
Consumer & Business Banking(e)	1.07%	0.53%
Home Lending	(0.17)	(0.12)
Card	1.37	2.97
Auto	0.16	0.16
Total net charge-off/(recovery) rate	0.54%	0.99%

30+ day delinquency rate(f)
Home Lending(g)	1.03%	1.07%
Card	1.09	1.40
Auto	0.57	0.42

90+ day delinquency rate - Card(f)	0.54%	0.80%

Allowance for loan losses
Consumer & Business Banking	$697	$1,022	(32)
Home Lending	785	1,238	(37)
Card	10,250	14,300	(28)
Auto	738	892	(17)
Total allowance for loan losses	$12,470	$17,452	(29)%
(a)At March 31, 2022 and 2021, nonaccrual loans excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $315 million and $458 million, respectively. These amounts have been excluded based upon the government guarantee. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.
(b)At March 31, 2022 and 2021, generally excludes loans that were under payment deferral programs offered in response to the COVID-19 pandemic. Refer to Consumer Credit Portfolio on pages 49-53 for further information on consumer payment assistance activity. Includes loans to customers that have exited COVID-19 related payment deferral programs and are 90 or more days past due, predominantly all of which were considered collateral-dependent at time of exit.
(c)At March 31, 2022 nonaccrual loans excluded $179 million of PPP loans 90 or more days past due and guaranteed by the SBA.
(d)Prior-period amount has been revised to conform with the current presentation.
(e)At March 31, 2022 and 2021, included $2.9 billion and $23.4 billion of loans, respectively, in Business Banking under the PPP. The Firm does not expect to realize material credit losses on PPP loans because the loans are guaranteed by the SBA. Refer to Credit Portfolio on page 48 for a further discussion of the PPP.
(f)At March 31, 2022 and 2021, the principal balance of loans in Home Lending, Card and Auto under payment deferral programs offered in response to the COVID-19 pandemic were as follows: (1) $728 million and $8.1 billion in Home Lending, respectively; (2) $15 million and $105 million in Card, respectively; and (3) $45 million and $127 million in Auto, respectively. Loans that are performing according to their modified terms are generally not considered delinquent. Refer to Consumer Credit Portfolio on pages 49-53 for further information on consumer payment assistance activity.
(g)At March 31, 2022 and 2021, excluded mortgage loans insured by U.S. government agencies of $370 million and $557 million, respectively, that are 30 or more days past due. These amounts have been excluded based upon the government guarantee.

Selected metrics
	As of or for the three months ended March 31,
(in billions, except ratios and where otherwise noted)	2022		2021		Change
Business Metrics
Number of branches	4,810		4,872		(1)%
Active digital customers (in thousands)(a)	60,286		56,671		6
Active mobile customers (in thousands)(b)	46,527		41,872		11
Debit and credit card sales volume	$351.5		$290.3		21

Consumer & Business Banking
Average deposits	$1,136.1		$960.7		18
Deposit margin	1.22%		1.29%
Business banking origination volume(c)	$1.0		$10.0		(90)
Client investment assets(d)	696.3		637.0		9
Number of client advisors	4,816		4,500		7

Home Lending
Mortgage origination volume by channel
Retail	$15.1		$23.0		(34)
Correspondent	9.6		16.3		(41)
Total mortgage origination volume(e)	$24.7		$39.3		(37)

Third-party mortgage loans serviced (period-end)	$575.4		$443.2		30
MSR carrying value (period-end)	7.3		4.5		62
Ratio of MSR carrying value (period-end) to third-party mortgage loans serviced (period-end)	1.27%		1.02%
MSR revenue multiple(f)	4.70	x	3.78	x

Credit Card
Credit card sales volume, excluding commercial card	$236.4		$183.7		29
Net revenue rate	9.87%		11.53%

Auto
Loan and lease origination volume	$8.4		$11.2		(25)
Average auto operating lease assets	16.4		20.3		(19)%
(a)Users of all web and/or mobile platforms who have logged in within the past 90 days.
(b)Users of all mobile platforms who have logged in within the past 90 days.
(c)Included origination volume under the PPP of $9.3 billion for the three months ended March 31, 2021. The program ended on May 31, 2021 for new applications. Refer to Credit Portfolio on page 48 for a further discussion of the PPP.
(d)Includes assets invested in managed accounts and J.P. Morgan mutual funds where AWM is the investment manager. Refer to AWM segment results on pages 29-31 for additional information.
(e)Firmwide mortgage origination volume was $30.2 billion and $43.2 billion for the three months ended March 31, 2022 and 2021, respectively.
(f)Represents the ratio of MSR carrying value (period-end) to third-party mortgage loans serviced (period-end) divided by the ratio of annualized loan servicing-related revenue to third-party mortgage loans serviced (average).

CORPORATE & INVESTMENT BANK
Refer to pages 67-72 of JPMorgan Chase’s 2021 Form 10-K and Line of Business Metrics on page 172 for a further discussion of the business profile of CIB.

Selected income statement data
	Three months ended March 31,
(in millions, except ratios)	2022	2021		Change
Revenue
Investment banking fees	$2,050	$2,988		(31)%
Principal transactions	5,223	6,045		(14)
Lending- and deposit-related fees	641	593		8
Asset management, administration and commissions	1,339	1,286		4
All other income	704	176		300
Noninterest revenue	9,957	11,088		(10)
Net interest income	3,572	3,517		2
Total net revenue(a)	13,529	14,605		(7)

Provision for credit losses	445	(331)		NM

Noninterest expense
Compensation expense	4,006	4,329		(7)
Noncompensation expense	3,292	2,775		19
Total noninterest expense	7,298	7,104		3
Income before income tax expense	5,786	7,832		(26)
Income tax expense	1,401	1,908	(b)	(27)
Net income	$4,385	$5,924	(b)	(26)%
Financial ratios
Return on equity	17%	28	%(b)
Overhead ratio	54	49
Compensation expense as percentage of total net revenue	30	30
(a)Includes tax-equivalent adjustments, predominantly due to income tax credits and other tax benefits related to alternative energy investments; income tax credits and amortization of the cost of investments in affordable housing projects; and tax-exempt income from municipal bonds of $737 million and $703 million for the three months ended March 31, 2022 and 2021, respectively.
(b)In the first quarter of 2022, the Firm changed its methodology for allocating income taxes to the LOBs, with no impact to Firmwide net income. Prior-period amounts have been revised to conform with the current presentation.

Selected income statement data
	Three months ended March 31,
(in millions)	2022	2021	Change
Revenue by business
Investment Banking	$2,057	$2,851	(28)%
Payments	1,854	1,392	33
Lending	321	265	21
Total Banking	4,232	4,508	(6)
Fixed Income Markets	5,698	5,761	(1)
Equity Markets	3,055	3,289	(7)
Securities Services	1,068	1,050	2
Credit Adjustments & Other(a)	(524)	(3)	NM
Total Markets & Securities Services	9,297	10,097	(8)
Total net revenue	$13,529	$14,605	(7)%
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
Quarterly results
Net income was $4.4 billion, down 26%.
Net revenue was $13.5 billion, down 7%.
Banking revenue was $4.2 billion, down 6%.
•Investment Banking revenue was $2.1 billion, down 28%, driven by lower Investment Banking fees, down 31%, reflecting lower equity and debt underwriting fees. The Firm ranked #1 for Global Investment Banking fees, according to Dealogic.
–Equity underwriting fees were $249 million, down 76%, primarily driven by lower issuance activity, particularly in North America and EMEA.
–Debt underwriting fees were $1.0 billion, down 20%, predominantly driven by high-yield bonds as a result of reduced issuances in a volatile market.
–Advisory fees were $801 million, up 18%, benefiting from the closing of deals announced in 2021.
•Payments revenue was $1.9 billion, up 33%, and included net gains on equity investments. Excluding these net gains, revenue was $1.5 billion, up 9%, predominantly driven by higher fees, deposits and improved deposit margins.
•Lending revenue was $321 million, up 21%, predominantly driven by fair value gains on hedges of accrual loans, compared to losses in the prior year.
Markets & Securities Services revenue was $9.3 billion, down 8%. Markets revenue was $8.8 billion, down 3%.
•Fixed Income Markets revenue was $5.7 billion, down 1%, particularly in Securitized Products, largely due to the rising rate environment, which slowed down the pace of mortgage production, predominantly offset by higher revenue in Currencies & Emerging Markets on elevated client activity in a volatile market.

•Equity Markets revenue was $3.1 billion, down 7%, driven by lower revenue in derivatives and Cash Equities, compared to a strong prior year.
•Securities Services revenue was $1.1 billion, up 2%, driven by improved deposit margins and growth in fees.
•Credit Adjustments & Other was a loss of $524 million, driven by funding spread widening as well as credit valuation adjustments relating to both increases in commodities exposures and markdowns of derivative receivables from Russia-associated counterparties.
Noninterest expense was $7.3 billion, up 3%, driven by higher structural expense, investments in the business and legal expense, largely offset by lower volume- and revenue-related expense including revenue-related compensation.
The provision for credit losses of $445 million was driven by a net addition to the allowance for credit losses, compared with a net benefit of $331 million in the prior year.
Refer to Credit and Investment Risk Management on pages 46-66 and Allowance for Credit Losses on pages 63-65 for further discussions of the credit portfolios and the allowance for credit losses.

Selected metrics
	As of or for the three months ended March 31,
(in millions, except headcount)	2022	2021	Change
Selected balance sheet data (period-end)
Total assets	$1,460,463	$1,355,123	8%
Loans:
Loans retained(a)	167,791	134,134	25
Loans held-for-sale and loans at fair value(b)	47,260	45,846	3
Total loans	215,051	179,980	19
Equity	103,000	83,000	24
Selected balance sheet data (average)
Total assets	$1,407,835	$1,293,864	9
Trading assets-debt and equity instruments	419,346	468,976	(11)
Trading assets-derivative receivables	66,692	73,452	(9)
Loans:
Loans retained(a)	$160,976	$136,794	18
Loans held-for-sale and loans at fair value(b)	51,398	45,671	13
Total loans	$212,374	$182,465	16
Equity	103,000	83,000	24
Headcount	68,292	62,772	9%
(a)Includes secured lending-related positions, credit portfolio loans, loans held by consolidated Firm-administered multi-seller conduits, trade finance loans, other held-for-investment loans and overdrafts.
(b)Primarily reflects lending-related positions originated and purchased in CIB Markets, including loans held for securitization.

Selected metrics
	As of or for the three months ended March 31,
(in millions, except ratios)	2022	2021	Change
Credit data and quality statistics
Net charge-offs/(recoveries)	$20	$(7)	NM
Nonperforming assets:
Nonaccrual loans:
Nonaccrual loans retained(a)	$871	$842	3
Nonaccrual loans held-for-sale and loans at fair value(b)	949	1,266	(25)
Total nonaccrual loans	1,820	2,108	(14)
Derivative receivables	597	284	110
Assets acquired in loan satisfactions	91	97	(6)
Total nonperforming assets	$2,508	$2,489	1
Allowance for credit losses:
Allowance for loan losses	$1,687	$1,982	(15)
Allowance for lending-related commitments	1,459	1,602	(9)
Total allowance for credit losses	$3,146	$3,584	(12)%
Net charge-off/(recovery) rate(c)	0.05%	(0.02)%
Allowance for loan losses to period-end loans retained	1.01	1.48
Allowance for loan losses to period-end loans retained, excluding trade finance and conduits(d)	1.31	2.06
Allowance for loan losses to nonaccrual loans retained(a)	194	235
Nonaccrual loans to total period-end loans	0.85%	1.17%
(a)Allowance for loan losses of $226 million and $174 million were held against these nonaccrual loans at March 31, 2022 and 2021, respectively.
(b)At March 31, 2022 and 2021, nonaccrual loans excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $283 million and $340 million, respectively. These amounts have been excluded based upon the government guarantee.
(c)Loans held-for-sale and loans at fair value were excluded when calculating the net charge-off/(recovery) rate.
(d)Management uses allowance for loan losses to period-end loans retained, excluding trade finance and conduits, a non-GAAP financial measure, to provide a more meaningful assessment of CIB’s allowance coverage ratio.

Investment banking fees
	Three months ended March 31,
(in millions)	2022	2021	Change
Advisory	$801	$680	18%
Equity underwriting	249	1,056	(76)
Debt underwriting(a)	1,000	1,252	(20)
Total investment banking fees	$2,050	$2,988	(31)%
(a)Represents long-term debt and loan syndications.

League table results – wallet share
	Three months ended March 31,				Full-year 2021
	2022		2021
	Rank	Share	Rank	Share	Rank	Share
Based on fees(a)
M&A(b)
Global	# 3	7.6%	# 2	8.0%	# 2	9.7%
U.S.	3	9.1	2	8.6	2	10.8
Equity and equity-related(c)
Global	1	5.6	3	8.1	2	8.8
U.S.	1	11.6	3	9.7	2	11.7
Long-term debt(d)
Global	1	8.0	1	9.2	1	8.4
U.S.	1	11.8	1	12.6	1	12.2
Loan syndications
Global	1	10.9	1	13.3	1	10.7
U.S.	2	9.9	1	15.7	1	12.4
Global investment banking fees(e)	# 1	8.0%	# 1	9.0%	# 1	9.3%
(a)Source: Dealogic as of April 1, 2022. Reflects the ranking of revenue wallet and market share.
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
Markets revenue
The following table summarizes selected income statement data for the Markets businesses. Markets includes both Fixed Income Markets and Equity Markets. Markets revenue consists of principal transactions, fees, commissions and other income, as well as net interest income. The Firm assesses its Markets business performance on a total revenue basis, as offsets may occur across revenue line items. For example, securities that generate net interest income may be risk-managed by derivatives that are reflected at fair value in principal transactions revenue. Refer to Notes 5 and 6 for a description of the composition of these income statement line items. Refer to Markets revenue on page 70 of JPMorgan Chase’s 2021 Form 10-K for further information.
For the periods presented below, the predominant source of principal transactions revenue was the amount recognized upon executing new transactions.

	Three months ended March 31,			Three months ended March 31,
	2022			2021
(in millions)	Fixed Income Markets	Equity Markets	Total Markets	Fixed Income Markets	Equity Markets	Total Markets
Principal transactions	$3,389	$2,284	$5,673	$3,564	$2,482	$6,046
Lending- and deposit-related fees	78	4	82	69	4	73
Asset management, administration and commissions	156	551	707	129	544	673
All other income	117	(44)	73	66	(31)	35
Noninterest revenue	3,740	2,795	6,535	3,828	2,999	6,827
Net interest income	1,958	260	2,218	1,933	290	2,223
Total net revenue	$5,698	$3,055	$8,753	$5,761	$3,289	$9,050

Selected metrics
	As of or for the three months ended March 31,
(in millions, except where otherwise noted)	2022	2021	Change
Assets under custody (“AUC”) by asset class (period-end) (in billions):
Fixed Income	$15,489	$15,552	—%
Equity	12,156	12,006	1
Other(a)	3,926	3,693	6
Total AUC	$31,571	$31,251	1
Merchant processing volume (in billions)(b)	$490.2	$425.7	15
Client deposits and other third-party liabilities (average)(c)	$709,121	$705,764	—%
(a)Consists of mutual funds, unit investment trusts, currencies, annuities, insurance contracts, options and other contracts.
(b)Represents total merchant processing volume across CIB, CCB and CB.
(c)Client deposits and other third-party liabilities pertain to the Payments and Securities Services businesses.

International metrics
	As of or for the three months ended March 31,
(in millions, except where otherwise noted)	2022	2021	Change
Total net revenue(a)
Europe/Middle East/Africa	$4,692	$4,060	16%
Asia-Pacific	1,985	2,261	(12)
Latin America/Caribbean	677	494	37
Total international net revenue	7,354	6,815	8
North America	6,175	7,790	(21)
Total net revenue	$13,529	$14,605	(7)

Loans retained (period-end)(a)
Europe/Middle East/Africa	$38,393	$28,624	34
Asia-Pacific	17,926	13,944	29
Latin America/Caribbean	8,098	5,518	47
Total international loans	64,417	48,086	34
North America	103,374	86,048	20
Total loans retained	$167,791	$134,134	25

Client deposits and other third-party liabilities (average)(b)
Europe/Middle East/Africa	$246,497	$234,795	5
Asia-Pacific	134,767	131,761	2
Latin America/Caribbean	43,666	43,927	(1)
Total international	$424,930	$410,483	4
North America	284,191	295,281	(4)
Total client deposits and other third-party liabilities	$709,121	$705,764	—

AUC (period-end)(b) (in billions)
North America	$20,723	$20,244	2
All other regions	10,848	11,007	(1)
Total AUC	$31,571	$31,251	1%
(a)Total net revenue and loans retained (excluding loans held-for-sale and loans at fair value) are based on the location of the trading desk, booking location, or domicile of the client, as applicable.
(b)Client deposits and other third-party liabilities pertaining to the Payments and Securities Services businesses, and AUC, are based on the domicile of the client.

COMMERCIAL BANKING
Refer to pages 73-75 of JPMorgan Chase’s 2021 Form 10-K and Line of Business Metrics on page 173 for a discussion of the business profile of CB.

Selected income statement data
	Three months ended March 31,
(in millions)	2022	2021		Change
Revenue
Lending- and deposit-related fees	$364	$331		10%
All other income	503	586		(14)
Noninterest revenue	867	917		(5)
Net interest income	1,531	1,476		4
Total net revenue(a)	2,398	2,393		—

Provision for credit losses	157	(118)		NM

Noninterest expense
Compensation expense	553	482		15
Noncompensation expense	576	487		18
Total noninterest expense	1,129	969		17

Income before income tax expense	1,112	1,542		(28)
Income tax expense	262	361	(b)	(27)
Net income	$850	$1,181	(b)	(28)%
(a)Total net revenue included tax-equivalent adjustments from income tax credits related to equity investments in designated community development entities and in entities established for rehabilitation of historic properties, as well as tax-exempt income related to municipal financing activities of $69 million and $73 million for the three months ended March 31, 2022 and 2021, respectively.
(b)In the first quarter of 2022, the Firm changed its methodology for allocating income taxes to the LOBs, with no impact to Firmwide net income. Prior-period amounts have been revised to conform with the current presentation.

Selected income statement data (continued)
	Three months ended March 31,
(in millions, except ratios)	2022	2021	Change
Revenue by product
Lending	$1,105	$1,168	(5)%
Payments	981	843	16
Investment banking(a)	260	350	(26)
Other	52	32	63
Total net revenue	$2,398	$2,393	—

Investment banking revenue, gross(b)	$729	$1,129	(35)

Revenue by client segments
Middle Market Banking	$980	$916	7
Corporate Client Banking	830	851	(2)
Commercial Real Estate Banking	581	604	(4)
Other	7	22	(68)
Total net revenue	$2,398	$2,393	—%

Financial ratios
Return on equity	13%	19%
Overhead ratio	47	40
(a)Includes CB’s share of revenue from investment banking products sold to CB clients through the CIB.
(b)Refer to Business Segment Results on page 17 for discussion of revenue sharing.
Quarterly results
Net income was $850 million, down 28%, largely driven by a net increase in the provision for credit losses compared with a net benefit in the prior year.
Net revenue was $2.4 billion, flat compared to the prior year. Net interest income was $1.5 billion, up 4%, driven by the impact of higher deposits. Noninterest revenue was $867 million, down 5%, driven by lower investment banking revenue, predominantly offset by higher payments revenue.
Noninterest expense was $1.1 billion, up 17%, largely driven by investments in the business and higher volume- and revenue- related expense, including compensation.
The provision for credit losses was $157 million, driven by a net addition to the allowance for credit losses, compared with a net benefit of $118 million in the prior year.
Refer to Credit and Investment Risk Management on pages 46-66 and Allowance for Credit Losses on pages 63-65 for further discussions of the credit portfolios and the allowance for credit losses.

Selected metrics
	As of or for the three months ended March 31,
(in millions, except headcount)	2022	2021	Change
Selected balance sheet data (period-end)
Total assets	$235,127	$223,583	5%
Loans:
Loans retained	213,073	202,975	5
Loans held-for-sale and loans at fair value	1,743	2,884	(40)
Total loans	$214,816	$205,859	4
Equity	25,000	24,000	4

Period-end loans by client segment
Middle Market Banking(a)	$64,306	$59,983	7
Corporate Client Banking	46,720	45,540	3
Commercial Real Estate Banking	103,685	100,035	4
Other	105	301	(65)
Total loans(a)	$214,816	$205,859	4

Selected balance sheet data (average)
Total assets	$233,474	$225,574	4
Loans:
Loans retained	208,540	204,164	2
Loans held-for-sale and loans at fair value	2,147	2,578	(17)
Total loans	$210,687	$206,742	2

Average loans by client segment
Middle Market Banking	$62,437	$60,011	4
Corporate Client Banking	45,595	45,719	—
Commercial Real Estate Banking	102,498	100,661	2
Other	157	351	(55)
Total loans	$210,687	$206,742	2

Client deposits and other third-party liabilities	$316,921	$290,992	9
Equity	25,000	24,000	4

Headcount	13,220	11,748	13%
(a)At March 31, 2022 and 2021, total loans included $640 million and $7.4 billion of loans, respectively, under the PPP, of which $604 million and $7.2 billion were in Middle Market Banking, respectively. Refer to Credit Portfolio on page 48 for a further discussion of the PPP.

Selected metrics (continued)
	As of or for the three months ended March 31,
(in millions, except ratios)	2022		2021	Change
Credit data and quality statistics
Net charge-offs/(recoveries)	$6		$29	(79)%
Nonperforming assets
Nonaccrual loans:
Nonaccrual loans retained(a)	$751	(c)	$1,134	(34)%
Nonaccrual loans held-for-sale and loans at fair value	—		—	—
Total nonaccrual loans	$751		$1,134	(34)
Assets acquired in loan satisfactions	17		24	(29)
Total nonperforming assets	$768		$1,158	(34)
Allowance for credit losses:
Allowance for loan losses	$2,357		$3,086	(24)
Allowance for lending-related commitments	762		753	1
Total allowance for credit losses	$3,119		$3,839	(19)%
Net charge-off/(recovery) rate(b)	0.01%		0.06%
Allowance for loan losses to period-end loans retained	1.11		1.52
Allowance for loan losses to nonaccrual loans retained(a)	314		272
Nonaccrual loans to period-end total loans	0.35		0.55
(a)Allowance for loan losses of $104 million and $227 million was held against nonaccrual loans retained at March 31, 2022 and 2021, respectively.
(b)Loans held-for-sale and loans at fair value were excluded when calculating the net charge-off/(recovery) rate.
(c)At March 31, 2022, nonaccrual loans excluded $50 million of PPP loans 90 or more days past due and guaranteed by the SBA.

ASSET & WEALTH MANAGEMENT
Refer to pages 76-78 of JPMorgan Chase’s 2021 Form 10-K and Line of Business Metrics on pages 173-174 for a discussion of the business profile of AWM.

Selected income statement data
(in millions, except ratios)	Three months ended March 31,
	2022	2021		Change
Revenue
Asset management, administration and commissions	$3,115	$2,888		8%
All other income	124	258		(52)
Noninterest revenue	3,239	3,146		3
Net interest income	1,076	931		16
Total net revenue	4,315	4,077		6

Provision for credit losses	154	(121)		NM

Noninterest expense
Compensation expense	1,530	1,389		10
Noncompensation expense	1,330	1,185		12
Total noninterest expense	2,860	2,574		11

Income before income tax expense	1,301	1,624		(20)
Income tax expense	293	364	(a)	(20)
Net income	$1,008	$1,260	(a)	(20)

Revenue by line of business
Asset Management	$2,314	$2,185		6
Global Private Bank	2,001	1,892		6
Total net revenue	$4,315	$4,077		6%

Financial ratios
Return on equity	23%	36	% (a)
Overhead ratio	66	63
Pre-tax margin ratio:
Asset Management	33	35
Global Private Bank	27	45
Asset & Wealth Management	30	40
(a)In the first quarter of 2022, the Firm changed its methodology for allocating income taxes to the LOBs, with no impact to Firmwide net income. Prior-period amounts have been revised to conform with the current presentation.
Quarterly results
Net income was $1.0 billion, down 20%.
Net revenue was $4.3 billion, up 6%. Net interest income was $1.1 billion, up 16%. Noninterest revenue was $3.2 billion, up 3%.
Revenue from Asset Management was $2.3 billion, up 6% driven by:
•higher asset management fees, net of liquidity fee waivers, on strong cumulative net inflows into long-term products, and higher performance fees, partially offset by
•lower net investment valuation gains.
Revenue from Global Private Bank was $2.0 billion, up 6% driven by:
•higher loans including the impact of lower funding costs, and
•growth in deposits, net of margin compression,
partially offset by
•lower brokerage fees on reduced volume.
Noninterest expense was $2.9 billion, up 11% predominantly driven by higher structural expense and investments in the business, largely driven by compensation, and higher volume- and revenue-related expense, including distribution fees.
The provision for credit losses was $154 million, driven by an addition to the allowance for credit losses, compared with a net benefit of $121 million in the prior year.
Refer to Credit and Investment Risk Management on pages 46-66 and Allowance for Credit Losses on pages 63-65 for further discussions of the credit portfolios and the allowance for credit losses.

Selected metrics
	As of or for the three months ended March 31,
(in millions, except ranking data, headcount and ratios)	2022	2021		Change
% of JPM mutual fund assets rated as 4- or 5-star(a)	73%	66%
% of JPM mutual fund assets ranked in 1st or 2nd quartile:(b)
1 year	62	62
3 years	73	73
5 years	81	78

Selected balance sheet data (period-end)(c)
Total assets	$233,070	$213,088		9%
Loans	215,130	192,256		12
Deposits	287,293	217,460		32
Equity	17,000	14,000		21

Selected balance sheet data (average)(c)
Total assets	$232,310	$207,505		12
Loans	214,611	188,726		14
Deposits	287,756	206,562		39
Equity	17,000	14,000		21

Headcount	23,366	20,578		14

Number of Global Private Bank client advisors	2,798	2,462		14

Credit data and quality statistics(c)
Net charge-offs/(recoveries)	$(1)	$11		NM
Nonaccrual loans	626	917	(d)	(32)
Allowance for credit losses:
Allowance for loan losses	$516	$479		8
Allowance for lending-related commitments	19	25		(24)
Total allowance for credit losses	$535	$504		6%
Net charge-off/(recovery) rate	—%	0.02%
Allowance for loan losses to period-end loans	0.24	0.25
Allowance for loan losses to nonaccrual loans	82	52	(d)
Nonaccrual loans to period-end loans	0.29	0.48	(d)
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
(d)Prior-period amounts have been revised to conform with the current presentation.
Client assets
Client assets of $4.1 trillion and assets under management of $3.0 trillion were up 8% and 4%, respectively, predominantly driven by cumulative net inflows.

Client assets
	As of March 31,
(in billions)	2022	2021	Change
Assets by asset class
Liquidity	$657	$686	(4)%
Fixed income	657	662	(1)
Equity	739	661	12
Multi-asset	699	669	4
Alternatives	208	155	34
Total assets under management	2,960	2,833	4
Custody/brokerage/administration/deposits	1,156	995	16
Total client assets(a)	$4,116	$3,828	8

Assets by client segment
Private Banking	$777	$718	8
Global Institutional	1,355	1,320	3
Global Funds	828	795	4
Total assets under management	$2,960	$2,833	4

Private Banking	$1,880	$1,664	13
Global Institutional	1,402	1,362	3
Global Funds	834	802	4
Total client assets(a)	$4,116	$3,828	8%
(a)Includes CCB client investment assets invested in managed accounts and J.P. Morgan mutual funds where AWM is the investment manager.

Client assets (continued)
	Three months ended March 31,
(in billions)	2022	2021
Assets under management rollforward
Beginning balance	$3,113	$2,716
Net asset flows:
Liquidity	(52)	44
Fixed income	(3)	8
Equity	11	31
Multi-asset	6	6
Alternatives	5	3
Market/performance/other impacts	(120)	25
Ending balance, March 31	$2,960	$2,833

Client assets rollforward
Beginning balance	$4,295	$3,652
Net asset flows	(5)	130
Market/performance/other impacts	(174)	46
Ending balance, March 31	$4,116	$3,828

International
	Three months ended March 31,
(in millions)	2022	2021	Change
Total net revenue (a)
Europe/Middle East/Africa	$770	$834	(8)%
Asia-Pacific	460	514	(11)
Latin America/Caribbean	251	214	17
Total international net revenue	1,481	1,562	(5)
North America	2,834	2,515	13
Total net revenue(a)	$4,315	$4,077	6%
(a)Regional revenue is based on the domicile of the client.

	As of March 31,
(in billions)	2022	2021	Change
Assets under management
Europe/Middle East/Africa	$532	$521	2%
Asia-Pacific	237	228	4
Latin America/Caribbean	75	71	6
Total international assets under management	844	820	3
North America	2,116	2,013	5
Total assets under management	$2,960	$2,833	4

Client assets
Europe/Middle East/Africa	$653	$629	4
Asia-Pacific	354	338	5
Latin America/Caribbean	190	168	13
Total international client assets	1,197	1,135	5
North America	2,919	2,693	8
Total client assets	$4,116	$3,828	8%

CORPORATE
Refer to pages 79-80 of JPMorgan Chase’s 2021 Form 10-K for a discussion of Corporate.

Selected income statement and balance sheet data
	As of or for the three months ended March 31,
(in millions, except headcount)	2022	2021		Change
Revenue
Principal transactions	$(161)	$272		NM
Investment securities gains/(losses)	(394)	14		NM
All other income	210	96		119%
Noninterest revenue	(345)	382		NM
Net interest income	(536)	(855)		37
Total net revenue(a)	(881)	(473)		(86)

Provision for credit losses	29	16		81

Noninterest expense	184	876		(79)
Income/(loss) before income tax expense/(benefit)	(1,094)	(1,365)		20
Income tax expense/(benefit)	(238)	(513)	(b)	54
Net income/(loss)	$(856)	$(852)	(b)	—
Total net revenue
Treasury and CIO	$(944)	$(705)		(34)
Other Corporate	63	232		(73)
Total net revenue	$(881)	$(473)		(86)
Net income/(loss)
Treasury and CIO	$(748)	$(675)		(11)
Other Corporate	(108)	(177)	(b)	39
Total net income/(loss)	$(856)	$(852)	(b)	—
Total assets (period-end)	$1,539,844	$1,409,564		9
Loans (period-end)	1,957	1,627		20
Headcount	39,802	38,168		4%
(a)Included tax-equivalent adjustments, driven by tax-exempt income from municipal bonds, of $58 million and $67 million for the three months ended March 31, 2022 and 2021, respectively.
(b)In the first quarter of 2022, the Firm changed its methodology for allocating income taxes to the LOBs, with no impact to Firmwide net income. Prior-period amounts have been revised to conform with the current presentation.
Quarterly results
Net loss was $856 million compared with a net loss of $852 million in the prior year.
Net revenue was a loss of $881 million, compared with a loss of $473 million in the prior year.
Noninterest revenue decreased primarily due to:
•net losses on certain legacy private equity investments, compared with net gains in the prior year, and
•net investment securities losses on sales of U.S. Treasuries and U.S. GSE and government agency MBS, compared with net gains in the prior year, associated with repositioning the investment securities portfolios in both periods, partially offset by
•proceeds from an insurance settlement.
Net interest income increased primarily driven by higher rates, which resulted in slower prepayments.
Noninterest expense of $184 million was down $691 million primarily driven by the absence of the contribution to the Firm's Foundation recorded in the prior year.
The current period tax benefit was predominantly driven by the change in the level and mix of income and expenses subject to U.S. federal and state and local taxes.
Other Corporate also reflects the Firm's International Consumer activity, which includes Chase U.K., the Firm's digital retail bank in the U.K.; Nutmeg, a digital wealth manager in the U.K.; and a 40% ownership stake in C6 Bank, a digital bank in Brazil, which closed in the current quarter.

Treasury and CIO overview
At March 31, 2022, the average credit rating of the Treasury and CIO investment securities comprising the portfolio in the table below was AA+ (based upon external ratings where available and, where not available, based primarily upon internal risk ratings). Refer to Note 9 for further information on the Firm’s investment securities portfolio and internal risk ratings.
Refer to Liquidity Risk Management on pages 41-45 for further information on liquidity and funding risk. Refer to Market Risk Management on pages 67-71 for information on interest rate and foreign exchange risks.

Selected income statement and balance sheet data
	As of or for the three months ended March 31,
(in millions)	2022	2021	Change
Investment securities gains/(losses)	$(394)	$14	NM
Available-for-sale securities (average)	$304,314	$372,443	(18)%
Held-to-maturity securities (average)(a)	364,814	207,957	75
Investment securities portfolio (average)	$669,128	$580,400	15
Available-for-sale securities (period-end)	$310,909	$377,911	(18)
Held-to-maturity securities, net of allowance for credit losses (period-end)(a)	366,585	217,452	69
Investment securities portfolio, net of allowance for credit losses (period-end)(b)	$677,494	$595,363	14%
(a)During 2021, the Firm transferred $104.5 billion of investment securities from AFS to HTM for capital management purposes.
(b)At March 31, 2022 and 2021, the allowance for credit losses on investment securities was $41 million and $94 million, respectively.
In April 2022, the Firm transferred $65.9 billion of investment securities from AFS to HTM for capital management purposes. AOCI included pretax unrealized losses of $4.7 billion on the securities at the date of transfer.

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
Refer to pages 81-84 of JPMorgan Chase’s 2021 Form 10-K for a further discussion of Firmwide risk management governance and oversight.
Risk governance and oversight functions
The following sections of this Form 10-Q and the 2021 Form 10-K discuss the risk governance and oversight functions in place to manage the risks inherent in the Firm’s business activities.

Risk governance and oversight functions	Form 10-Q page reference	Form 10-K page reference
Strategic risk		85
Capital risk	35-40	86-96
Liquidity risk	41-45	97-104
Reputation risk		105
Consumer credit risk	49-53	110-116
Wholesale credit risk	54-62	117-128
Investment portfolio risk	66	132
Market risk	67-71	133-140
Country risk	72-73	141-142
Operational risk	74	143-149
Compliance risk		146
Conduct risk		147
Legal risk		148
Estimations and Model risk		149

CAPITAL RISK MANAGEMENT
Capital risk is the risk the Firm has an insufficient level or composition of capital to support the Firm’s business activities and associated risks during normal economic environments and under stressed conditions.
Refer to pages 86-96 of JPMorgan Chase’s 2021 Form 10-K, Note 21 of this Form 10-Q and the Firm’s Pillar 3 Regulatory Capital Disclosures reports, which are available on the Firm’s website, for a further discussion of the Firm’s Capital Risk Management.
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
Basel III also includes a requirement for Advanced Approaches banking organizations, including the Firm, to calculate the SLR. The Firm’s SLR is currently more binding than the Basel III Standardized-risk-based ratios. Refer to SLR on page 38 for additional information.
Key Regulatory Developments
CECL regulatory capital transition. On December 31, 2021, the CECL capital transition provisions, which delayed the effects of CECL on regulatory capital for two years, expired. Beginning January 1, 2022, the $2.9 billion CECL capital benefit recognized as of December 31, 2021, will be phased out at 25% per year over a three-year period. As of March 31, 2022, CET1 capital reflected the remaining 75%, or $2.2 billion, benefit associated with the CECL capital transition provisions.
Additionally, effective January 1, 2022, the Firm phased out 25% of the other relevant CECL capital transition provisions recognized as of December 31, 2021, from Tier 2 capital, adjusted average assets, and total leverage exposure.
Refer to Capital Risk Management on pages 86-96 and Note 1 of JPMorgan Chase’s 2021 Form 10-K for further information on CECL capital transition provisions and the CECL accounting guidance.
PPP. As of March 31, 2022, the Firm had $3.6 billion of loans remaining under the PPP program, which receive a zero percent risk weight under the federal banking agencies’ regulatory capital rule. The Firm does not expect to realize material credit losses on PPP loans because the loans are guaranteed by the SBA.
Total leverage exposure for purposes of calculating the SLR includes PPP loans as the Firm did not participate in the Federal Reserve’s Paycheck Protection Program Lending Facility, which would have allowed the Firm to exclude them under the final rule.
Standardized Approach for Counterparty Credit Risk. On January 1, 2022, the Firm adopted “Standardized Approach for Counterparty Credit Risk” (“SA-CCR”), which replaced the Current Exposure Method used to measure derivatives counterparty exposure under Standardized approach RWA and Advanced approach RWA where internal models are not used, as well as leverage exposure used to calculate the SLR in the regulatory capital framework. The rule issued by the U.S. banking regulators in November 2019 applies to Basel III Advanced Approaches banking organizations, such as the Firm and JPMorgan Chase Bank, N.A.
Based on the derivatives exposure as of December 31, 2021, the adoption of SA-CCR increased the Firm’s Standardized RWA by approximately $40 billion, a decrease of approximately 30 bps to the Firm's CET1 capital ratio at March 31, 2022, and resulted in a modest decrease in its total leverage exposure. In addition, the adoption of SA-CCR increased the Firm's Advanced RWA at March 31, 2022, but to a lesser extent than Standardized.

The following tables present the Firm’s risk-based capital metrics under both the Basel III Standardized and Advanced approaches and leverage-based capital metrics. Refer to Capital Risk Management on pages 86-96 of JPMorgan Chase’s 2021 Form 10-K for a further discussion of these capital metrics.

	Standardized			Advanced
(in millions, except ratios)	March 31, 2022	December 31, 2021	Capital ratio requirements(b)	March 31, 2022	December 31, 2021	Capital ratio requirements(b)
Risk-based capital metrics:(a)
CET1 capital	$207,903	$213,942		$207,903	$213,942
Tier 1 capital	240,076	246,162		240,076	246,162
Total capital	269,536	274,900		258,989	265,796
Risk-weighted assets	1,750,678	1,638,900		1,643,453	1,547,920
CET1 capital ratio	11.9%	13.1%	11.2%	12.7%	13.8%	10.5%
Tier 1 capital ratio	13.7	15.0	12.7	14.6	15.9	12.0
Total capital ratio	15.4	16.8	14.7	15.8	17.2	14.0
(a)The capital metrics reflect the CECL capital transition provisions. Additionally, loans originated under the PPP receive a zero percent risk weight.
(b)Represents minimum requirements and regulatory buffers applicable to the Firm. Refer to Note 21 for additional information.

Three months ended (in millions, except ratios)	March 31, 2022	December 31, 2021	Capital ratio requirements(c)
Leverage-based capital metrics:(a)
Adjusted average assets(b)	$3,857,783	$3,782,035
Tier 1 leverage ratio	6.2%	6.5%	4.0%
Total leverage exposure	$4,586,537	$4,571,789
SLR	5.2%	5.4%	5.0%
(a)The capital metrics reflect the CECL capital transition provisions.
(b)Adjusted average assets, for purposes of calculating the leverage ratios, includes quarterly average assets adjusted for on-balance sheet assets that are subject to deduction from Tier 1 capital, predominantly goodwill, inclusive of estimated equity method goodwill, and other intangible assets.
(c)Represents minimum requirements and regulatory buffers applicable to the Firm. Refer to Note 21 for additional information.

Capital components
The following table presents reconciliations of total stockholders’ equity to Basel III CET1 capital, Tier 1 capital and Total capital as of March 31, 2022 and December 31, 2021.

(in millions)	March 31, 2022		December 31, 2021
Total stockholders’ equity	$285,899		$294,127
Less: Preferred stock	32,838		34,838
Common stockholders’ equity	253,061		259,289
Add:
Certain deferred tax liabilities(a)	2,496		2,499
Other CET1 capital adjustments(b)	4,637		3,351
Less:
Goodwill	51,398	(e)	50,315
Other intangible assets	893		882
Standardized/Advanced CET1 capital	$207,903		$213,942
Preferred stock	32,838		34,838
Less: Other Tier 1 adjustments	665		2,618	(f)
Standardized/Advanced Tier 1 capital	$240,076		$246,162
Long-term debt and other instruments qualifying as Tier 2 capital	$13,258		$14,106
Qualifying allowance for credit losses(c)	16,668		15,012
Other	(466)		(380)
Standardized Tier 2 capital	$29,460		$28,738
Standardized Total capital	$269,536		$274,900
Adjustment in qualifying allowance for credit losses for Advanced Tier 2 capital(d)	(10,547)		(9,104)
Advanced Tier 2 capital	$18,913		$19,634
Advanced Total capital	$258,989		$265,796
(a)Represents deferred tax liabilities related to tax-deductible goodwill and to identifiable intangibles created in nontaxable transactions, which are netted against goodwill and other intangibles when calculating CET1 capital.
(b)As of March 31, 2022 and December 31, 2021, the impact of the CECL capital transition provision was a benefit to CET1 capital of $2.2 billion and $2.9 billion, respectively.
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
(e)Includes estimated equity method goodwill related to the Firm's investment in C6 Bank.
(f)Other Tier 1 Capital adjustments included $2.0 billion of Series Z preferred stock called for redemption on December 31, 2021 and subsequently redeemed on February 1, 2022.

Capital rollforward
The following table presents the changes in Basel III CET1 capital, Tier 1 capital and Tier 2 capital for the three months ended March 31, 2022.

Three months ended March 31, (in millions)	2022
Standardized/Advanced CET1 capital at December 31, 2021	$213,942
Net income applicable to common equity	7,885
Dividends declared on common stock	(2,976)
Net purchase of treasury stock	(1,499)
Changes in additional paid-in capital	(155)
Changes related to AOCI	(9,483)
Adjustment related to AOCI(a)	2,145
Changes related to other CET1 capital adjustments(b)	(1,956)
Change in Standardized/Advanced CET1 capital	(6,039)
Standardized/Advanced CET1 capital at March 31, 2022	$207,903

Standardized/Advanced Tier 1 capital at December 31, 2021	$246,162
Change in CET1 capital(b)	(6,039)
Net issuance of noncumulative perpetual preferred stock	—
Other	(47)
Change in Standardized/Advanced Tier 1 capital	(6,086)
Standardized/Advanced Tier 1 capital at March 31, 2022	$240,076

Standardized Tier 2 capital at December 31, 2021	$28,738
Change in long-term debt and other instruments qualifying as Tier 2	(848)
Change in qualifying allowance for credit losses(b)	1,656
Other	(86)
Change in Standardized Tier 2 capital	722
Standardized Tier 2 capital at March 31, 2022	$29,460
Standardized Total capital at March 31, 2022	$269,536

Advanced Tier 2 capital at December 31, 2021	$19,634
Change in long-term debt and other instruments qualifying as Tier 2	(848)
Change in qualifying allowance for credit losses(b)	213
Other	(86)
Change in Advanced Tier 2 capital	(721)
Advanced Tier 2 capital at March 31, 2022	$18,913
Advanced Total capital at March 31, 2022	$258,989
(a)Includes cash flow hedges and debit valuation adjustment ("DVA") related to structured notes recorded in AOCI.
(b)Includes the impact of the CECL capital transition provisions.

RWA rollforward
The following table presents changes in the components of RWA under Basel III Standardized and Advanced approaches for the three months ended March 31, 2022. The amounts in the rollforward categories are estimates, based on the predominant driver of the change. The increase in both Standardized and Advanced Market risk RWA at March 31, 2022 is largely due to the effects of nickel price increases and the associated volatility in the nickel market.

	Standardized			Advanced
Three months ended March 31, 2022 (in millions)	Credit risk RWA(c)	Market risk RWA	Total RWA	Credit risk RWA(c)	Market risk RWA	Operational risk RWA	Total RWA
December 31, 2021	$1,543,452	$95,448	$1,638,900	$1,047,042	$95,506	$405,372	$1,547,920
Model & data changes(a)	—	564	564	—	564	—	564
Movement in portfolio levels(b)	76,441	34,773	111,214	46,523	34,672	13,774	94,969
Changes in RWA	76,441	35,337	111,778	46,523	35,236	13,774	95,533
March 31, 2022	$1,619,893	$130,785	$1,750,678	$1,093,565	$130,742	$419,146	$1,643,453
(a)Model & data changes refer to material movements in levels of RWA as a result of revised methodologies and/or treatment per regulatory guidance (exclusive of rule changes).
(b)Movement in portfolio levels (inclusive of rule changes) refers to: for Credit risk RWA, impact of SA-CCR adoption on January 1, 2022, changes in book size including position rolloffs in legacy portfolios in Home Lending, changes in composition and credit quality, market movements, and deductions for excess eligible credit reserves not eligible for inclusion in Tier 2 capital; for Market risk RWA, changes in position and market movements; and for Operational risk RWA, updates to cumulative losses and macroeconomic model inputs.
(c)As of March 31, 2022 and December 31, 2021, the Basel III Standardized Credit risk RWA included wholesale and retail off balance-sheet RWA of $214.9 billion and $218.5 billion, respectively; and the Basel III Advanced Credit risk RWA included wholesale and retail off balance-sheet RWA of $187.3 billion and $188.5 billion, respectively.

Refer to the Firm’s Pillar 3 Regulatory Capital Disclosures reports, which are available on the Firm’s website, for further information on Credit risk RWA, Market risk RWA and Operational risk RWA.
Supplementary leverage ratio
Refer to Supplementary Leverage Ratio on page 90 of JPMorgan Chase’s 2021 Form 10-K for additional information.
The following table presents the components of the Firm’s SLR.

Three months ended (in millions, except ratio)	March 31, 2022	December 31, 2021
Tier 1 capital	$240,076	$246,162
Total average assets	3,906,788	3,831,655
Less: Regulatory capital adjustments(a)	49,005	49,620
Total adjusted average assets(b)	3,857,783	3,782,035
Add: Off-balance sheet exposures(c)	728,754	789,754
Total leverage exposure	$4,586,537	$4,571,789
SLR	5.2%	5.4%
(a)For purposes of calculating the SLR, includes quarterly average assets adjusted for on-balance sheet assets that are subject to deduction from Tier 1 capital, predominantly goodwill, inclusive of estimated equity method goodwill, other intangible assets and adjustments for the CECL capital transition provisions.
(b)Adjusted average assets used for the calculation of Tier 1 leverage ratio.
(c)Off-balance sheet exposures are calculated as the average of the three month-end spot balances on applicable regulatory exposures during the reporting quarter. Effective January 1, 2022, includes the impact of the SA-CCR adoption. Refer to the Firm’s Pillar 3 Regulatory Capital Disclosures reports for additional information.
Refer to Note 21 for JPMorgan Chase Bank, N.A.’s SLR.
Line of business equity
Each business segment is allocated capital by taking into consideration a variety of factors including capital levels of similarly rated peers and applicable regulatory capital requirements. Refer to line of business equity on page 93 of JPMorgan Chase’s 2021 Form 10-K for additional information on capital allocation.
The following table presents the capital allocated to each business segment.

Line of business equity (Allocated capital)
(in billions)	March 31, 2022	December 31, 2021
Consumer & Community Banking	$50.0	$50.0
Corporate & Investment Bank	103.0	83.0
Commercial Banking	25.0	24.0
Asset & Wealth Management	17.0	14.0
Corporate	58.1	88.3
Total common stockholders’ equity	$253.1	$259.3

Capital actions
Common stock dividends
The Firm’s quarterly common stock dividend is currently $1.00 per share. The Firm’s dividends are subject to approval by the Board of Directors on a quarterly basis.
Common stock
On April 13, 2022, the Firm announced that its Board of Directors had authorized a new $30 billion common share repurchase program, effective May 1, 2022.
Through April 30, 2022, the Firm was authorized to repurchase up to $30 billion of common shares under its previously approved common share repurchase program, that was announced on December 18, 2020.
Refer to Capital actions on page 94 of JPMorgan Chase’s 2021 Form 10-K for additional information.
The following table sets forth the Firm’s repurchases of common stock for the three months ended March 31, 2022 and 2021.

	Three months ended March 31,
(in millions)	2022	2021(a)
Total number of shares of common stock repurchased	18.1	34.7
Aggregate purchase price of common stock repurchases	$2,500	$4,999
(a) As directed by the Federal Reserve, total net repurchases and common stock dividends in the first and second quarter of 2021 were restricted and could not exceed the average of the Firm’s net income for the four preceding calendar quarters.
Refer to Part II, Item 2: Unregistered Sales of Equity Securities and Use of Proceeds and Part II, Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities on pages 175-176 of this Form 10-Q and page 35 of JPMorgan Chase’s 2021 Form 10-K, respectively, for additional information regarding repurchases of the Firm’s equity securities.
Preferred stock
Preferred stock dividends declared were $397 million for the three months ended March 31, 2022.
On February 1, 2022, the Firm redeemed $2.0 billion of its fixed-to-floating rate non-cumulative preferred stock, Series Z. Refer to Note 17 of this Form 10-Q and Note 21 of JPMorgan Chase’s 2021 Form 10-K for additional information on the Firm’s preferred stock, including the issuance and redemption of preferred stock.
Capital planning and stress testing
Comprehensive Capital Analysis and Review
On April 5, 2022, the Firm submitted its 2022 Capital Plan to the Federal Reserve under the Federal Reserve’s Comprehensive Capital Analysis and Review ("CCAR") process. The Firm anticipates that the Federal Reserve will disclose the Firm’s indicative Stress Capital Buffer ("SCB") requirement which will become effective October 1, 2022, and summary information regarding the Firm’s stress test results by June 30, 2022. The Firm's SCB is currently 3.2%.
Refer to Capital planning and stress testing on pages 86-87 of JPMorgan Chase’s 2021 Form 10-K for additional information on CCAR.
Other capital requirements
Total Loss-Absorbing Capacity
The Federal Reserve’s TLAC rule requires the U.S. global systemically important bank (“GSIB”) top-tier holding companies, including the Firm, to maintain minimum levels of external TLAC and eligible long-term debt (“eligible LTD”).
Refer to other capital requirements on page 95 of JPMorgan Chase’s 2021 Form 10-K for additional information on TLAC.
The following table presents the eligible external TLAC and eligible LTD amounts, as well as a representation of the amounts as a percentage of the Firm’s total RWA and total leverage exposure applying the impact of the CECL capital transition provisions as of March 31, 2022 and December 31, 2021.

	March 31, 2022		December 31, 2021
(in billions, except ratio)	External TLAC	LTD	External TLAC	LTD
Total eligible amount	$462.7	$214.1	$464.6	$210.4
% of RWA	26.4%	12.2%	28.4%	12.8%
Regulatory requirements	22.5	9.5	22.5	9.5
Surplus/(shortfall)	$68.8	$47.8	$95.9	$54.7

% of total leverage exposure	10.1%	4.7%	10.2%	4.6%
Regulatory requirements	9.5	4.5	9.5	4.5
Surplus/(shortfall)	$27.0	$7.7	$30.3	$4.6
Refer to Liquidity Risk Management on pages 41-45 for further information on long-term debt issued by the Parent Company.
Refer to Part I, Item 1A: Risk Factors on pages 9-33 of JPMorgan Chase’s 2021 Form 10-K for information on the financial consequences to holders of the Firm’s debt and equity securities in a resolution scenario.

U.S. broker-dealer regulatory capital
J.P. Morgan Securities
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
Refer to Broker-dealer regulatory capital on page 96 of JPMorgan Chase’s 2021 Form 10-K for a discussion on J.P. Morgan Securities’ capital requirements.
The following table presents J.P. Morgan Securities’ net capital:

March 31, 2022
(in millions)	Actual	Minimum
Net Capital	$21,975	$6,364
Non-U.S. subsidiary regulatory capital
J.P. Morgan Securities plc
J.P. Morgan Securities plc is a wholly-owned subsidiary of JPMorgan Chase Bank, N.A. and has authority to engage in banking, investment banking and broker-dealer activities. J.P. Morgan Securities plc is jointly regulated by the U.K. Prudential Regulation Authority (“PRA”) and the Financial Conduct Authority (“FCA”). J.P. Morgan Securities plc is subject to the European Union ("EU") Capital Requirements Regulation ("CRR"), as adopted in the U.K., and the PRA capital rules, each of which have implemented Basel III and thereby subject J.P. Morgan Securities plc to its requirements.
Refer to Broker-dealer regulatory capital on page 96 of JPMorgan Chase’s 2021 Form 10-K for a further discussion on J.P. Morgan Securities plc.
The Bank of England requires that U.K. banks, including U.K. regulated subsidiaries of overseas groups, maintain minimum requirements for own funds and eligible liabilities ("MREL"). As of March 31, 2022, J.P. Morgan Securities plc was compliant with the MREL requirements, that became fully phased-in on January 1, 2022.
The following table presents J.P. Morgan Securities plc’s capital metrics:

March 31, 2022		Regulatory Minimum ratios(a)
(in millions, except ratios)	Estimated
Total capital	$53,540
CET1 ratio	18.5%	4.5%
Total capital ratio	23.8%	8.0%
(a)Represents minimum Pillar 1 requirements specified by the PRA. J.P. Morgan Securities plc's capital ratios as of March 31, 2022 exceeded the minimum requirements, including the additional capital requirements specified by the PRA.
J.P. Morgan SE
JPMSE is a wholly-owned subsidiary of JPMorgan Chase Bank, N.A. and has authority to engage in banking, investment banking and markets activities. JPMSE is regulated by the European Central Bank as well as the banking regulators in Germany and Luxembourg and it is subject to EU capital requirements under Basel III.
JPMSE is required by the EU Single Resolution Board to maintain MREL. As of March 31, 2022, JPMSE was compliant with the MREL requirements.
The following table presents JPMSE’s capital metrics:

March 31, 2022		Regulatory Minimum ratios(a)
(in millions, except ratios)	Estimated
Total capital	$37,279
CET1 ratio	18.6%	4.5%
Total capital ratio	29.6%	8.0%
(a)Represents minimum Pillar 1 requirements specified by the EU CRR. J.P. Morgan SE’s capital ratios as of March 31, 2022 exceeded the minimum requirements, including the additional capital requirements specified by the European Banking Authority.

LIQUIDITY RISK MANAGEMENT
Liquidity risk is the risk that the Firm will be unable to meet its contractual and contingent financial obligations as they arise or that it does not have the appropriate amount, composition and tenor of funding and liquidity to support its assets and liabilities. Refer to pages 97-104 of JPMorgan Chase’s 2021 Form 10-K and the Firm’s U.S. LCR Disclosure reports, which are available on the Firm’s website for a further discussion of the Firm’s Liquidity Risk Management.
LCR and HQLA
The LCR rule requires that the Firm and JPMorgan Chase Bank, N.A. maintain an amount of eligible HQLA that is sufficient to meet their respective estimated total net cash outflows over a prospective 30 calendar-day period of significant stress. Under the LCR rule, the amount of eligible HQLA held by JPMorgan Chase Bank, N.A. that is in excess of its stand-alone 100% minimum LCR requirement, and that is not transferable to non-bank affiliates, must be excluded from the Firm’s reported eligible HQLA. The LCR for both the Firm and JPMorgan Chase Bank, N.A. is required to be a minimum of 100%. Refer to page 98 of JPMorgan Chase’s 2021 Form 10-K and the Firm’s U.S. LCR Disclosure reports for additional information on HQLA and net cash outflows.
The following table summarizes the Firm and JPMorgan Chase Bank, N.A.’s average LCR for the three months ended March 31, 2022, December 31, 2021 and March 31, 2021 based on the Firm’s interpretation of the LCR framework.

	Three months ended
Average amount (in millions)	March 31, 2022	December 31, 2021	March 31, 2021

JPMorgan Chase & Co.:
HQLA
Eligible cash(a)	$680,003	$703,384	$578,029
Eligible securities(b)(c)	42,512	34,738	118,542
Total HQLA(d)	$722,515	$738,122	$696,571
Net cash outflows	$658,998	$664,801	$634,221
LCR	110%	111%	110%
Net excess eligible HQLA(d)	$63,517	$73,321	$62,350
JPMorgan Chase Bank N.A.:
LCR	181%	178%	166%
Net excess eligible HQLA	$560,987	$555,300	$442,617
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
JPMorgan Chase Bank, N.A.’s average LCR increased during the three months ended March 31, 2022 compared with both the three month periods ended December 31, 2021 and March 31, 2021 primarily due to growth in deposits. The increase in excess liquidity in JPMorgan Chase Bank,
N.A. is excluded from the Firm’s reported LCR under the LCR rule.
The Firm and JPMorgan Chase Bank, N.A.'s average LCR fluctuates from period to period, due to changes in its eligible HQLA and estimated net cash outflows as a result of ongoing business activity.
Other liquidity sources
In addition to the assets reported in the Firm’s eligible HQLA discussed above, the Firm had unencumbered marketable securities, such as equity and debt securities, that the Firm believes would be available to raise liquidity. This includes excess eligible HQLA securities at JPMorgan Chase Bank, N.A. that are not transferable to non-bank affiliates. The fair value of these securities was approximately $939 billion and $914 billion as of March 31, 2022 and December 31, 2021, respectively, although the amount of liquidity that could be raised at any particular time would be dependent on prevailing market conditions. The fair value increased compared to December 31, 2021, primarily due to an increase in CIB trading assets.
The Firm also had available borrowing capacity at the Federal Home Loan Banks ("FHLBs") and the discount window at the Federal Reserve Bank as a result of collateral pledged by the Firm to such banks of approximately $298 billion and $308 billion as of March 31, 2022 and December 31, 2021, respectively. This borrowing capacity excludes the benefit of cash and securities reported in the Firm’s eligible HQLA or other unencumbered securities that are currently pledged at the Federal Reserve Bank discount window and other central banks. Although available, the Firm does not view this borrowing capacity at the Federal Reserve Bank discount window and the other central banks as a primary source of liquidity.
NSFR
The net stable funding ratio (“NSFR”) rule requires that the Firm and JPMorgan Chase Bank, N.A. maintain an amount of “available” stable funding that is sufficient to meet their “required” amounts of stable funding over a one-year horizon.
As of March 31, 2022, the Firm and JPMorgan Chase Bank, N.A. were compliant with the 100% minimum NSFR requirement, based on the Firm's current understanding of the final rule. The Firm will be required to publicly disclose its quarterly average NSFR semi annually beginning in 2023.

Funding
Sources of funds
Management believes that the Firm’s unsecured and secured funding capacity is sufficient to meet its on- and off-balance sheet obligations, which includes both short- and long-term cash requirements.
The Firm funds its global balance sheet through diverse sources of funding including stable deposits, secured and unsecured funding in the capital markets and stockholders’ equity. Deposits are the primary funding source for JPMorgan Chase Bank, N.A. Additionally, JPMorgan Chase Bank, N.A. may access funding through short- or long-term secured borrowings, through the issuance of unsecured long-term debt, or from borrowings from the Intermediate Holding Company (“IHC”). The Firm’s non-bank subsidiaries are primarily funded from long-term unsecured borrowings and short-term secured borrowings, primarily securities loaned or sold under repurchase agreements. Excess funding is invested by Treasury and CIO in the Firm’s investment securities portfolio or deployed in cash or other short-term liquid investments based on their interest rate and liquidity risk characteristics.
Refer to Note 22 for additional information on off-balance sheet obligations.
Deposits
The table below summarizes, by LOB and Corporate, the period-end deposit balances as of March 31, 2022, and December 31, 2021, and the average deposit balances for the three months ended March 31, 2022 and 2021, respectively.

	March 31, 2022	December 31, 2021	Three months ended March 31,
Deposits			Average
(in millions)			2022	2021
Consumer & Community Banking	$1,189,308	$1,148,110	$1,153,513	$979,686
Corporate & Investment Bank	775,278	707,791	756,643	747,087
Commercial Banking	307,894	323,954	316,787	290,818
Asset & Wealth Management	287,293	282,052	287,756	206,562
Corporate	1,434	396	854	479
Total Firm	$2,561,207	$2,462,303	$2,515,553	$2,224,632
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
The table below shows the loan and deposit balances, the loans-to-deposits ratio, and deposits as a percentage of total liabilities, as of March 31, 2022 and December 31, 2021.

(in billions except ratios)	March 31, 2022	December 31, 2021
Deposits	$2,561.2	$2,462.3
Deposits as a % of total liabilities	70%	71%
Loans	$1,073.3	$1,077.7
Loans-to-deposits ratio	42%	44%
The Firm believes that average deposit balances are generally more representative of deposit trends than period-end deposit balances. However, during periods of market disruption those trends could be affected.
Average deposits increased for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, reflecting inflows across the LOBs primarily driven by the ongoing effect of certain government actions. In CCB, the increase was also driven by growth from new and existing accounts across both consumer and small business customers.
Refer to the discussion of the Firm’s Business Segment Results and the Consolidated Balance Sheets Analysis on pages 17-33 and pages 12-13, respectively, for further information on deposit and liability balance trends.

The following table summarizes short-term and long-term funding, excluding deposits, as of March 31, 2022, and December 31, 2021, and average balances for the three months ended March 31, 2022 and 2021, respectively. Refer to the Consolidated Balance Sheets Analysis on pages 12-13 and Note 10 for additional information.

	March 31, 2022	December 31, 2021	Three months ended March 31,
Sources of funds (excluding deposits)			Average
(in millions)			2022	2021
Commercial paper	$18,654	$15,108	$14,577	$12,853
Other borrowed funds	12,010	9,999	13,595	11,246
Federal Funds purchased	619	1,769	1,697	2,419
Total short-term unsecured funding	$31,283	$26,876	$29,869	$26,518
Securities sold under agreements to repurchase(a)	$217,652	$189,806	$243,615	$291,405
Securities loaned(a)	5,587	2,765	4,903	7,562
Other borrowed funds	26,922	28,487	27,936	25,959
Obligations of Firm-administered multi-seller conduits(b)	6,250	6,198	6,470	10,211
Total short-term secured funding	$256,411	$227,256	$282,924	$335,137

Senior notes	$188,931	$191,488	$190,434	$167,453
Subordinated debt	19,500	20,531	20,244	21,251
Structured notes(c)	69,775	73,956	71,173	75,039
Total long-term unsecured funding	$278,206	$285,975	$281,851	$263,743

Credit card securitization(b)	$1,748	$2,397	$2,275	$4,825
FHLB advances	11,108	11,110	11,109	13,733
Other long-term secured funding(d)	3,925	3,920	3,908	4,626
Total long-term secured funding	$16,781	$17,427	$17,292	$23,184

Preferred stock(e)	$32,838	$34,838	$33,526	$30,312
Common stockholders’ equity(e)	$253,061	$259,289	$252,506	$245,542
(a)Primarily consists of short-term securities loaned or sold under agreements to repurchase.
(b)Included in beneficial interests issued by consolidated variable interest entities on the Firm’s Consolidated balance sheets.
(c)Includes certain TLAC-eligible long-term unsecured debt issued by the Parent Company.
(d)Includes long-term structured notes which are secured.
(e)Refer to Capital Risk Management on pages 35-40 and Consolidated statements of changes in stockholders’ equity on page 83 of this Form 10-Q, and Note 21 and Note 22 of JPMorgan Chase’s 2021 Form 10-K for additional information on preferred stock and common stockholders’ equity.
Short-term funding
The Firm’s sources of short-term secured funding primarily consist of securities loaned or sold under agreements to repurchase. These instruments are secured predominantly by high-quality securities collateral, including government-issued debt and U.S. GSE and government agency MBS. Securities sold under agreements to repurchase increased at March 31, 2022, compared with December 31, 2021, due to the impact of client activities and higher secured financing of trading assets in Markets.
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
The Firm’s sources of short-term unsecured funding primarily consist of issuances of wholesale commercial paper and other borrowed funds. The increase in commercial paper at March 31, 2022, from December 31, 2021, and for the average three months ended March 31, 2022 compared to the prior year period, was due to higher net issuance primarily for short-term liquidity management.
The increase in unsecured other borrowed funds at March 31, 2022, from December 31, 2021, and for the average three months ended March 31, 2022 compared to the prior year period, was primarily due to higher overdrafts in CIB.

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
The significant majority of the Firm’s long-term unsecured funding is issued by the Parent Company to provide flexibility in support of both bank and non-bank subsidiary funding needs. The Parent Company advances substantially all net funding proceeds to its subsidiary, the IHC. The IHC does not issue debt to external counterparties. The following table summarizes long-term unsecured issuance and maturities or redemptions for the three months ended March 31, 2022 and 2021. Refer to Liquidity Risk Management on pages 97-104 and Note 20 of JPMorgan Chase’s 2021 Form 10-K for additional information on the IHC and long-term debt.

Long-term unsecured funding
	Three months ended March 31,		Three months ended March 31,
	2022	2021	2022	2021
(Notional in millions)	Parent Company		Subsidiaries
Issuance
Senior notes issued in the U.S. market	$8,100	$9,250	$—	$—
Senior notes issued in non-U.S. markets	2,752	2,792	—	—
Total senior notes	10,852	12,042	—	—
Structured notes(a)	1,156	1,496	8,449	10,495
Total long-term unsecured funding – issuance	$12,008	$13,538	$8,449	$10,495

Maturities/redemptions
Senior notes	$3,693	$2,700	$64	$66
Structured notes	977	1,970	7,647	8,514
Total long-term unsecured funding – maturities/redemptions	$4,670	$4,670	$7,711	$8,580
(a)Includes certain TLAC-eligible long-term unsecured debt issued by the Parent Company.

The Firm can also raise secured long-term funding through securitization of consumer credit card loans and FHLB advances. The following table summarizes the securitization issuance and FHLB advances and their respective maturities or redemptions for the three months ended March 31, 2022 and 2021, respectively.

Long-term secured funding
	Three months ended March 31,
	Issuance		Maturities/Redemptions
(in millions)	2022	2021	2022	2021
Credit card securitization	$—	$—	$650	$625
FHLB advances	—	—	2	1,001
Other long-term secured funding(a)	202	138	61	108
Total long-term secured funding	$202	$138	$713	$1,734
(a)Includes long-term structured notes that are secured.
The Firm’s wholesale businesses also securitize loans for client-driven transactions; those client-driven loan securitizations are not considered to be a source of funding for the Firm and are not included in the table above. Refer to Note 14 of JPMorgan Chase’s 2021 Form 10-K for further description of the client-driven loan securitizations.

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
Additionally, the Firm’s funding requirements for VIEs and other third-party commitments may be adversely affected by a decline in credit ratings. Refer to liquidity risk and credit-related contingent features in Note 4 for additional information on the impact of a credit ratings downgrade on the funding requirements for VIEs, and on derivatives and collateral agreements.

The credit ratings of the Parent Company and the Firm’s principal bank and non-bank subsidiaries as of March 31, 2022, were as follows:

	JPMorgan Chase & Co.			JPMorgan Chase Bank, N.A.			J.P. Morgan Securities LLC J.P. Morgan Securities plc J.P. Morgan SE (b)
March 31, 2022	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook	Long-term issuer	Short-term issuer	Outlook
Moody’s Investors Service (a)	A2	P-1	Positive/Stable	Aa2	P-1	Stable	Aa3	P-1	Stable
Standard & Poor’s	A-	A-2	Positive	A+	A-1	Positive	A+	A-1	Positive
Fitch Ratings	AA-	F1+	Stable	AA	F1+	Stable	AA	F1+	Stable
(a) Moody’s outlook for the Parent Company’s long-term and short-term issuer rating is positive and stable, respectively.
(b) In January 2022, the three rating agencies affirmed the credit ratings of J.P. Morgan SE, which are equivalent to the ratings previously assigned to J.P. Morgan SE's predecessors, J.P. Morgan Bank Luxembourg S.A. and J.P. Morgan AG.
Refer to page 104 of JPMorgan Chase’s 2021 Form 10-K for a discussion of the factors that could affect credit ratings of the Parent Company and the Firm’s principal bank and non-bank subsidiaries.

CREDIT AND INVESTMENT RISK MANAGEMENT
Credit and investment risk is the risk associated with the default or change in credit profile of a client, counterparty or customer; or loss of principal or a reduction in expected returns on investments, including consumer credit risk, wholesale credit risk, and investment portfolio risk. Refer to Consumer Credit Portfolio, Wholesale Credit Portfolio and
Allowance for Credit Losses on pages 49-65 for a further discussion of Credit Risk.
Refer to page 66 for a further discussion of Investment Portfolio Risk. Refer to Credit and Investment Risk Management on pages 106-132 of JPMorgan Chase’s 2021 Form 10-K for a further discussion of the Firm’s Credit and Investment Risk Management framework.

CREDIT PORTFOLIO
Credit risk is the risk associated with the default or change in credit profile of a client, counterparty or customer.
In the following tables, reported total loans include loans retained (i.e., held-for-investment); loans held-for-sale; and certain loans accounted for at fair value. The following tables do not include loans which the Firm accounts for at fair value and classifies as trading assets; refer to Notes 2 and 3 for further information regarding these loans. Refer to Notes 11, 22 and 4 for additional information on the Firm’s loans, lending-related commitments and derivative receivables.
Refer to Note 9 for information regarding the credit risk inherent in the Firm’s investment securities portfolio; and refer to Note 10 for information regarding the credit risk inherent in the securities financing portfolio. Refer to Consumer Credit Portfolio on pages 49-53 and Note 11 for further discussions of the consumer credit environment and consumer loans. Refer to Wholesale Credit Portfolio on pages 54-62 and Note 11 for further discussions of the wholesale credit environment and wholesale loans.

Total credit portfolio
	Credit exposure		Nonperforming(c)(d)
(in millions)	Mar 31, 2022	Dec 31, 2021	Mar 31, 2022	Dec 31, 2021
Loans retained	$1,018,397	$1,010,206	$6,774	$6,932
Loans held-for-sale	6,425	8,688	70	48
Loans at fair value	48,463	58,820	914	815
Total loans	1,073,285	1,077,714	7,758	7,795
Derivative receivables	73,636	57,081	597	316
Receivables from customers(a)	68,473	59,645	—	—
Total credit-related assets	1,215,394	1,194,440	8,355	8,111
Assets acquired in loan satisfactions
Real estate owned	NA	NA	226	213
Other	NA	NA	24	22
Total assets acquired in loan satisfactions	NA	NA	250	235
Lending-related commitments	1,301,618	1,262,313	767	764
Total credit portfolio	$2,517,012	$2,456,753	$9,372	$9,110
Credit derivatives and credit-related notes used in credit portfolio management activities(b)	$(19,736)	$(22,218)	$—	$—
Liquid securities and other cash collateral held against derivatives	(15,166)	(10,102)	NA	NA
(a)Receivables from customers reflect held-for-investment margin loans to brokerage clients in CIB, CCB and AWM; these are reported within accrued interest and accounts receivable on the Consolidated balance sheets.
(b)Represents the net notional amount of protection purchased and sold through credit derivatives and credit-related notes used to manage credit exposures.
(c)At March 31, 2022, and December 31, 2021, nonperforming assets excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $598 million and $623 million, respectively, and real estate owned (“REO”) insured by U.S. government agencies of $6 million and $5 million, respectively. These amounts have been excluded based upon the government guarantee. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.
(d)At March 31, 2022 and December 31, 2021, nonaccrual loans excluded $236 million and $633 million, respectively, of PPP loans 90 or more days past due and guaranteed by the SBA.

The following table provides information about the Firm’s net charge-offs and recoveries.

(in millions, except ratios)	Three months ended March 31,
	2022	2021
Net charge-offs	$582	$1,057
Average retained loans	1,004,253	952,068
Net charge-off rates	0.24%	0.45%
Customer and client assistance
The Firm provided assistance to customers impacted by the COVID-19 pandemic in the form of payment deferrals. Refer to Consumer Credit Portfolio on pages 49-53 for additional information. Refer to Consumer Credit Portfolio on pages 110-116 and Wholesale Credit Portfolio on pages 117-128 of JPMorgan Chase's 2021 Form 10-K for information on customer and client assistance provided during 2021.
Paycheck Protection Program
At March 31, 2022 and December 31, 2021, the Firm had $3.6 billion and $6.7 billion, respectively, of PPP loans, including $2.9 billion and $5.4 billion, respectively, in consumer, and $704 million and $1.3 billion, respectively, in wholesale.
The PPP ended on May 31, 2021 for new applications. As of March 31, 2022, approximately $36 billion of PPP loans have been repaid through forgiveness payments to the Firm from the SBA.
At March 31, 2022, $236 million of PPP loans 90 or
more days past due have been excluded from the Firm’s
nonaccrual loans as they are guaranteed by the SBA.
Refer to Credit Portfolio on page 109 of JPMorgan Chase's 2021 Form 10-K for a further discussion on the PPP.

CONSUMER CREDIT PORTFOLIO
The Firm’s retained consumer portfolio consists primarily of residential real estate loans, credit card loans, scored auto and business banking loans, as well as associated lending-related commitments. The Firm’s focus is on serving primarily the prime segment of the consumer credit market. Refer to Note 11 of this Form 10-Q; and Consumer Credit Portfolio on pages 110-116 and Note 12 of JPMorgan Chase's 2021 Form 10-K for further information on consumer loans, as well as the Firm’s nonaccrual and charge-off accounting policies. Refer to Note 22 of this Form 10-Q and Note 28 of JPMorgan Chase's 2021 Form 10-K for further information on lending-related commitments.
The following tables present consumer credit-related information with respect to the scored credit portfolios held in CCB, AWM, CIB and Corporate.

Consumer credit portfolio

(in millions)	Credit exposure		Nonaccrual loans(j)(k)(l)
	Mar 31, 2022	Dec 31, 2021	Mar 31, 2022	Dec 31, 2021
Consumer, excluding credit card
Residential real estate(a)	$227,926	$224,795	$4,375	$4,759
Auto and other(b)(c)(d)	68,235	70,761	110	119
Total loans – retained	296,161	295,556	4,485	4,878
Loans held-for-sale	808	1,287	23	—
Loans at fair value(e)	15,520	26,463	502	472
Total consumer, excluding credit card loans	312,489	323,306	5,010	5,350
Lending-related commitments(f)	47,103	45,334
Total consumer exposure, excluding credit card	359,592	368,640
Credit card
Loans retained(g)	152,283	154,296	NA	NA
Loans held-for-sale	—	—	NA	NA
Total credit card loans	152,283	154,296	NA	NA
Lending-related commitments(f)(h)	757,283	730,534
Total credit card exposure(h)	909,566	884,830
Total consumer credit portfolio(h)	$1,269,158	$1,253,470	$5,010	$5,350

Credit-related notes used in credit portfolio management activities(i)	$(1,781)	$(2,028)

	Three months ended March 31,
(in millions, except ratios)	Net charge-offs/(recoveries)		Average loans - retained		Net charge-off/(recovery) rate(m)
	2022	2021	2022	2021	2022	2021
Consumer, excluding credit card
Residential real estate	$(67)	$(51)	$225,932	$222,972	(0.12)%	(0.09)%
Auto and other	113	72	69,528	79,083	0.66	0.37
Total consumer, excluding credit card - retained	46	21	295,460	302,055	0.06	0.03
Credit card - retained	506	983	149,398	134,155	1.37	2.97
Total consumer - retained	$552	$1,004	$444,858	$436,210	0.50%	0.93%
(a)Includes scored mortgage and home equity loans held in CCB and AWM, and scored mortgage loans held in Corporate.
(b)At March 31, 2022 and December 31, 2021, excluded operating lease assets of $15.8 billion and $17.1 billion, respectively. These operating lease assets are included in other assets on the Firm’s Consolidated balance sheets. Refer to Note 16 for further information.
(c)Includes scored auto and business banking loans and overdrafts.
(d)At March 31, 2022 and December 31, 2021, included $2.9 billion and $5.4 billion of loans, respectively, in Business Banking under the PPP. The Firm does not expect to realize material credit losses on PPP loans because the loans are guaranteed by the SBA. Refer to Credit Portfolio on page 48 for a further discussion of the PPP.
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
(j)At March 31, 2022 and December 31, 2021, nonaccrual loans excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $598 million and $623 million, respectively. These amounts have been excluded from nonaccrual loans based upon the government guarantee. In addition, the Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status, as permitted by regulatory guidance.
(k)Generally excludes loans under payment deferral programs offered in response to the COVID-19 pandemic.
(l)At March 31, 2022 and December 31, 2021, nonaccrual loans excluded $179 million and $506 million, respectively, of PPP loans 90 or more days past due and guaranteed by the SBA.
(m)Average consumer loans held-for-sale and loans at fair value were $23.9 billion and $21.3 billion for the three months ended March 31, 2022 and 2021, respectively. These amounts were excluded when calculating net charge-off/(recovery) rates.

Consumer assistance
In March 2020, the Firm began providing assistance to customers in response to the COVID-19 pandemic, predominantly in the form of payment deferrals. In the first quarter of 2022, the COVID-19 consumer payment deferral programs ended for new enrollments, except for loans collateralized by residential real estate, as that program remains in effect due to the U.S. government's extension of its declaration of a national emergency with respect to the COVID-19 pandemic.
As of March 31, 2022, the Firm had approximately $825 million of retained consumer loans under payment deferral programs, predominantly in residential real estate. Predominantly all borrowers that exited payment deferral programs are current. During the first quarter of 2022, there were approximately $385 million of new enrollments in consumer payment deferral programs. Refer to Note 12 of JPMorgan Chase's 2021 Form 10-K for additional information.

Consumer, excluding credit card
Portfolio analysis
Loans decreased from December 31, 2021 driven by residential real estate loans at fair value and auto and other loans, partially offset by higher retained residential real estate loans.
Residential real estate: The residential real estate portfolio, including loans held-for-sale and loans at fair value, predominantly consists of prime mortgage loans and home equity lines of credit.
Retained loans increased compared to December 31, 2021 in AWM, on slower prepayments. Retained nonaccrual loans decreased from December 31, 2021 reflecting improved credit performance. Net recoveries for the three months ended March 31, 2022 were higher when compared with the same period in the prior year as the current year benefited from the recovery on a loan sale as well as further improvement in Home Price Index ("HPI").
Loans at fair value decreased from December 31, 2021, as sales outpaced originations in Home Lending due to higher interest rates and lower loan purchase activity in CIB. Nonaccrual loans at fair value increased from December 31, 2021 driven by CIB.
The carrying value of home equity lines of credit outstanding was $17.6 billion at March 31, 2022. This amount included $5.9 billion of HELOCs that have recast from interest-only to fully amortizing payments or have been modified and $5.7 billion of interest-only balloon HELOCs, which primarily mature after 2030. The Firm manages the risk of HELOCs during their revolving period by closing or reducing the undrawn line to the extent permitted by law when borrowers are exhibiting a material deterioration in their credit risk profile.
At March 31, 2022 and December 31, 2021, the carrying value of interest-only residential mortgage loans were $32.1 billion and $30.0 billion, respectively. These loans have an interest-only payment period generally followed by an adjustable-rate or fixed-rate fully amortizing payment period to maturity and are typically originated as higher-balance loans to higher-income borrowers, predominantly in AWM. The interest-only residential mortgage loan portfolio reflected net recoveries for the three months ended March 31, 2022, in line with the performance of the broader prime mortgage portfolio.
The following table provides a summary of the Firm’s residential mortgage portfolio insured and/or guaranteed by U.S. government agencies, predominantly loans held-for-sale and loans at fair value. The Firm monitors its exposure to certain potential unrecoverable claim payments related to government-insured loans and considers this exposure in estimating the allowance for loan losses.

(in millions)	March 31, 2022	December 31, 2021
Current	$604	$689
30-89 days past due	113	135
90 or more days past due	598	623
Total government guaranteed loans	$1,315	$1,447
Geographic composition and current estimated loan-to-value ratio of residential real estate loans
Refer to Note 11 for information on the geographic composition and current estimated LTVs of the Firm’s residential real estate loans.
Modified residential real estate loans
The following table presents information relating to modified retained residential real estate loans for which concessions have been granted to borrowers experiencing financial difficulty, which include both TDRs and modified PCD loans not accounted for as TDRs. The following table does not include loans with short-term or other insignificant modifications that are not considered concessions and, therefore, are not TDRs. Refer to Note 11 for further information on modifications for the three months ended March 31, 2022 and 2021.

(in millions)	March 31, 2022	December 31, 2021
Retained loans	$12,680	$13,251
Nonaccrual retained loans(a)	$3,748	$3,938
(a)At March 31, 2022 and December 31, 2021, nonaccrual loans included $2.8 billion and $2.7 billion, respectively, of TDRs for which the borrowers were less than 90 days past due. Refer to Note 12 of JPMorgan Chase’s 2021 Form 10-K for additional information about loans modified in a TDR that are on nonaccrual status.

Auto and other: The auto and other loan portfolio, including loans at fair value, predominantly consists of prime-quality scored auto and business banking loans, as well as overdrafts. The portfolio decreased when compared with December 31, 2021 due to a decrease in business banking loans driven by PPP loan forgiveness. Scored auto portfolio loans were relatively flat as paydowns were offset by loan originations. Net charge-offs for the three months ended March 31, 2022 increased when compared to the same period in the prior year due to higher overdraft and scored auto charge-offs partially offset by lower scored business banking charge-offs. The scored auto portfolio net charge-off rates were 0.18% and 0.13% for the three months ended March 31, 2022 and 2021, respectively.
Nonperforming assets
The following table presents information as of March 31, 2022 and December 31, 2021, about consumer, excluding credit card, nonperforming assets.

Nonperforming assets(a)
(in millions)	March 31, 2022	December 31, 2021
Nonaccrual loans
Residential real estate(b)	$4,900	$5,231
Auto and other(c)	110	119
Total nonaccrual loans	5,010	5,350
Assets acquired in loan satisfactions
Real estate owned	124	112
Other	24	22
Total assets acquired in loan satisfactions	148	134
Total nonperforming assets	$5,158	$5,484
(a)At March 31, 2022 and December 31, 2021, nonperforming assets excluded mortgage loans 90 or more days past due and insured by U.S. government agencies of $598 million and $623 million, respectively, and REO insured by U.S. government agencies of $6 million and $5 million, respectively. These amounts have been excluded based upon the government guarantee.
(b)Generally excludes loans under payment deferral programs offered in response to the COVID-19 pandemic.
(c)At March 31, 2022 and December 31, 2021, nonaccrual loans excluded $179 million and $506 million, respectively, of PPP loans 90 or more days past due and guaranteed by the SBA.
Nonaccrual loans
The following table presents changes in consumer, excluding credit card, nonaccrual loans for the three months ended March 31, 2022 and 2021.

Nonaccrual loan activity
Three months ended March 31, (in millions)	2022	2021
Beginning balance	$5,350	$6,467
Additions	638	673
Reductions:
Principal payments and other(a)	363	598
Charge-offs	66	73
Returned to performing status	495	459
Foreclosures and other liquidations	54	20
Total reductions	978	1,150

Net changes	(340)	(477)
Ending balance	$5,010	$5,990
(a)Other reductions includes loan sales.
Refer to Note 11 for further information about the consumer credit portfolio, including information about delinquencies, other credit quality indicators, loan modifications and loans that were in the process of active or suspended foreclosure.
Purchased credit deteriorated (“PCD”) loans
The following tables provide credit-related information for PCD loans which are reported in residential real estate.

(in millions, except ratios)	March 31, 2022	December 31, 2021
Loan delinquency(a)
Current	$12,186	$12,746
30-149 days past due	325	331
150 or more days past due	492	664
Total PCD loans	$13,003	$13,741
% of 30+ days past due to total retained PCD loans	6.28%	7.24%
Nonaccrual loans	$1,455	$1,616

(in millions, except ratios)	Three months ended March 31,
	2022	2021
Net charge-offs/(recoveries)	$(1)	$13
Net charge-off/(recovery) rate	(0.03)%	0.32%
(a)At March 31, 2022 and December 31, 2021, loans under payment deferral programs offered in response to the COVID-19 pandemic which are still within their deferral period and performing according to their modified terms are generally not considered delinquent.

Credit card
Total credit card loans decreased from December 31, 2021 reflecting the impact of seasonality. The March 31, 2022 30+ and 90+ day delinquency rates of 1.09% and 0.54%, respectively, increased compared to the December 31, 2021 30+ and 90+ day delinquency rates of 1.04% and 0.50%, also reflecting the impact of seasonality. Net charge-offs decreased for the three months ended March 31, 2022 compared with the same period in the prior year. Delinquency and net charge-off rates continue to benefit from elevated consumer cash balances.
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
Modifications of credit card loans
At March 31, 2022, the Firm had $901 million of credit card loans outstanding that have been modified in TDRs, which does not include loans with short-term or other insignificant modifications that are not considered TDRs, compared to $1.0 billion at December 31, 2021. Refer to Note 11 for additional information about loan modification programs to borrowers.

WHOLESALE CREDIT PORTFOLIO
In its wholesale businesses, the Firm is exposed to credit risk primarily through its underwriting, lending, market-making, and hedging activities with and for clients and counterparties, as well as through various operating services (such as cash management and clearing activities), securities financing activities and cash placed with banks. A portion of the loans originated or acquired by the Firm’s wholesale businesses is generally retained on the balance sheet. The Firm distributes a significant percentage of the loans that it originates into the market as part of its syndicated loan business and to manage portfolio concentrations and credit risk. The wholesale portfolio is actively managed, in part by conducting ongoing, in-depth reviews of client credit quality and transaction structure inclusive of collateral where applicable, and of industry, product and client concentrations. Refer to the industry discussion on pages 56-59 for further information.
The Firm’s wholesale credit portfolio includes exposure held in CIB, CB, AWM and Corporate, as well as risk-rated exposures held in CCB, including business banking and auto dealer exposure for which the wholesale methodology is applied when determining the allowance for credit losses.
In the three months ended March 31, 2022, credit continued to perform well with charge-offs at historically low levels, however, nonperforming exposure increased driven by client-specific Russia and Russia-associated downgrades. Refer to Business Developments on page 8 and Country Risk on pages 72-73 for additional information.
As of March 31, 2022, retained loans increased $9.6 billion driven by CIB and CB partially offset by decreases in AWM. Lending-related commitments increased $10.8 billion, driven by net portfolio activity in CIB.
As of March 31, 2022, the net increase in nonperforming loans of $303 million was driven by client-specific Russia and Russia-associated downgrades. Nonperforming derivatives increased $281 million largely driven by client-specific downgrades in commodities.

Wholesale credit portfolio
	Credit exposure		Nonperforming
(in millions)	Mar 31, 2022	Dec 31, 2021	Mar 31, 2022	Dec 31, 2021
Loans retained	$569,953	$560,354	$2,289	$2,054
Loans held-for-sale	5,617	7,401	47	48
Loans at fair value	32,943	32,357	412	343
Loans	608,513	600,112	2,748	2,445
Derivative receivables	73,636	57,081	597	316
Receivables from customers(a)	68,473	59,645	—	—
Total wholesale credit-related assets	750,622	716,838	3,345	2,761
Assets acquired in loan satisfactions
Real estate owned	NA	NA	102	101
Other	NA	NA	—	—
Total assets acquired in loan satisfactions	NA	NA	102	101
Lending-related commitments	497,232	486,445	767	764
Total wholesale credit portfolio	$1,247,854	$1,203,283	$4,214	$3,626
Credit derivatives and credit-related notes used in credit portfolio management activities(b)	$(17,955)	$(20,190)	$—	$—
Liquid securities and other cash collateral held against derivatives	(15,166)	(10,102)	NA	NA
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

Wholesale credit exposure – maturity and ratings profile
The following tables present the maturity and internal risk ratings profiles of the wholesale credit portfolio as of March 31, 2022, and December 31, 2021. The Firm generally considers internal ratings with qualitative characteristics equivalent to BBB-/Baa3 or higher as investment grade, and takes into consideration collateral and structural support when determining the internal risk rating for each credit facility. Refer to Note 12 of JPMorgan Chase's 2021 Form 10-K for further information on internal risk ratings.

	Maturity profile(d)				Ratings profile
	1 year or less	1 year through 5 years	After 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
March 31, 2022 (in millions, except ratios)
Loans retained	$214,091	$224,152	$131,710	$569,953	$411,187	$158,766	$569,953	72%
Derivative receivables				73,636			73,636
Less: Liquid securities and other cash collateral held against derivatives				(15,166)			(15,166)
Total derivative receivables, net of collateral	27,765	14,761	15,944	58,470	38,640	19,830	58,470	66
Lending-related commitments	139,482	332,563	25,187	497,232	339,092	158,140	497,232	68
Subtotal	381,338	571,476	172,841	1,125,655	788,919	336,736	1,125,655	70
Loans held-for-sale and loans at fair value(a)				38,560			38,560
Receivables from customers				68,473			68,473
Total exposure – net of liquid securities and other cash collateral held against derivatives				$1,232,688			$1,232,688
Credit derivatives and credit-related notes used in credit portfolio management activities(b)(c)	$(3,221)	$(10,093)	$(4,641)	$(17,955)	$(14,769)	$(3,186)	$(17,955)	82%

	Maturity profile(d)				Ratings profile
	1 year or less	1 year through 5 years	After 5 years	Total	Investment-grade	Noninvestment-grade	Total	Total % of IG
December 31, 2021 (in millions, except ratios)
Loans retained	$214,064	$218,176	$128,114	$560,354	$410,011	$150,343	$560,354	73%
Derivative receivables				57,081			57,081
Less: Liquid securities and other cash collateral held against derivatives				(10,102)			(10,102)
Total derivative receivables, net of collateral	13,648	12,814	20,517	46,979	31,934	15,045	46,979	68
Lending-related commitments	120,929	340,308	25,208	486,445	331,116	155,329	486,445	68
Subtotal	348,641	571,298	173,839	1,093,778	773,061	320,717	1,093,778	71
Loans held-for-sale and loans at fair value(a)				39,758			39,758
Receivables from customers				59,645			59,645
Total exposure – net of liquid securities and other cash collateral held against derivatives				$1,193,181			$1,193,181
Credit derivatives and credit-related notes used in credit portfolio management activities(b)(c)	$(7,509)	$(10,414)	$(2,267)	$(20,190)	$(15,559)	$(4,631)	$(20,190)	77%
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
(d)The maturity profile of retained loans, lending-related commitments and derivative receivables is generally based on remaining contractual maturity. Derivative contracts that are in a receivable position at March 31, 2022, may become payable prior to maturity based on their cash flow profile or changes in market conditions.

Wholesale credit exposure – industry exposures
The Firm focuses on the management and diversification of its industry exposures, and pays particular attention to industries with actual or potential credit concerns.
Exposures deemed criticized align with the U.S. banking regulators’ definition of criticized exposures, which consist of the special mention, substandard and doubtful categories. Total criticized exposure, excluding loans held-for-sale and loans at fair value, was $36.9 billion and $38.2 billion at March 31, 2022 and December 31, 2021, representing approximately 3.2% and 3.5% of total wholesale credit exposure, respectively. The decrease in criticized exposure was driven by client-specific upgrades and net portfolio activity, largely offset by client-specific downgrades. The $36.9 billion of criticized exposure at March 31, 2022 was largely undrawn and $33.2 billion was performing.
The table below summarizes by industry the Firm’s exposures as of March 31, 2022, and December 31, 2021. The industry of risk category is generally based on the client or counterparty’s primary business activity. Refer to Note 4 of JPMorgan Chase's 2021 Form 10-K for additional information on industry concentrations.

Wholesale credit exposure – industries(a)
						Selected metrics
						30 days or more past due and accruing loans	Net charge-offs/ (recoveries)	Credit derivative hedges and credit-related notes(h)	Liquid securities and other cash collateral held against derivative receivables
			Noninvestment-grade
As of or for the three months ended	Credit exposure(f)(g)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
March 31, 2022
(in millions)
Real Estate	$160,376	$123,203	$32,237	$4,404	$532	$216	$6	$(314)	$—
Individuals and Individual Entities(b)	137,486	119,509	17,098	433	446	1,800	—	—	—
Consumer & Retail	121,051	59,851	53,929	6,828	443	345	1	(495)	—
Asset Managers	90,092	75,238	14,843	—	11	59	—	—	(5,852)
Technology, Media & Telecommunications	76,522	43,595	26,231	6,314	382	133	—	(922)	(9)
Industrials	70,319	38,179	29,155	2,825	160	225	—	(556)	(116)
Healthcare	59,582	43,323	14,508	1,683	68	129	1	(565)	(150)
Banks & Finance Cos	56,654	31,829	23,845	937	43	—	—	(389)	(722)
Oil & Gas	52,023	25,613	25,486	750	174	36	5	(556)	(1)
Automotive	36,903	24,793	9,661	2,327	122	19	—	(456)	—
Utilities	34,717	26,158	7,394	901	264	—	28	(405)	(1)
State & Municipal Govt(c)	33,840	33,139	586	102	13	75	—	—	(12)
Chemicals & Plastics	18,676	11,993	6,112	455	116	15	—	(127)	—
Insurance	18,221	13,646	4,484	91	—	—	—	(25)	(3,511)
Metals & Mining	17,081	7,977	8,445	458	201	32	—	(15)	(6)
Transportation	16,816	5,754	6,249	4,516	297	55	—	(110)	—
Central Govt	11,657	11,297	348	—	12	—	—	(6,694)	(98)
Securities Firms	7,438	3,629	3,809	—	—	—	(13)	(46)	(1,535)
Financial Markets Infrastructure	5,725	5,314	411	—	—	—	—	—	—
All other(d)	115,642	98,992	16,064	217	369	96	2	(6,280)	(3,153)
Subtotal	$1,140,821	$803,032	$300,895	$33,241	$3,653	$3,235	$30	$(17,955)	$(15,166)
Loans held-for-sale and loans at fair value	38,560
Receivables from customers	68,473
Total(e)	$1,247,854

(continued from previous page)
						Selected metrics
						30 days or more past due and accruing loans	Net charge-offs/ (recoveries)	Credit derivative hedges and credit-related notes(h)	Liquid securities and other cash collateral held against derivative receivables
			Noninvestment-grade
As of or for the year ended	Credit exposure(f)(g)	Investment- grade	Noncriticized	Criticized performing	Criticized nonperforming
December 31, 2021
(in millions)
Real Estate	$155,069	$120,174	$29,642	$4,636	$617	$394	$6	$(190)	$—
Individuals and Individual Entities(b)	141,973	122,606	18,797	99	471	1,450	32	—	(1)
Consumer & Retail	122,789	59,622	53,317	9,445	405	288	2	(357)	—
Asset Managers	81,228	68,593	12,630	—	5	8	—	—	(3,900)
Technology, Media & Telecommunications	84,070	49,610	25,540	8,595	325	58	(1)	(935)	(12)
Industrials	66,974	36,953	26,957	2,895	169	428	13	(608)	(1)
Healthcare	59,014	42,133	15,136	1,686	59	204	(4)	(490)	(174)
Banks & Finance Cos	54,684	29,732	23,809	1,138	5	9	9	(553)	(810)
Oil & Gas	42,606	20,698	20,222	1,558	128	4	60	(582)	—
Automotive	34,573	24,606	9,446	399	122	95	(3)	(463)	—
Utilities	33,203	25,069	7,011	914	209	11	6	(382)	(4)
State & Municipal Govt(c)	33,216	32,522	586	101	7	74	—	—	(14)
Chemicals & Plastics	17,660	11,319	5,817	518	6	7	—	(67)	—
Insurance	13,926	9,943	3,887	96	—	—	—	(25)	(2,366)
Metals & Mining	16,696	7,848	8,491	294	63	27	7	(15)	(4)
Transportation	14,635	6,010	5,983	2,470	172	21	20	(110)	(24)
Central Govt	11,317	11,067	250	—	—	—	—	(7,053)	(72)
Securities Firms	4,180	2,599	1,578	—	3	—	—	(47)	(217)
Financial Markets Infrastructure	4,377	3,987	390	—	—	—	—	—	—
All other(d)	111,690	97,537	13,580	205	368	242	(5)	(8,313)	(2,503)
Subtotal	$1,103,880	$782,628	$283,069	$35,049	$3,134	$3,320	$142	$(20,190)	$(10,102)
Loans held-for-sale and loans at fair value	39,758
Receivables from customers	59,645
Total(e)	$1,203,283
(a)The industry rankings presented in the table as of December 31, 2021, are based on the industry rankings of the corresponding exposures at March 31, 2022, not actual rankings of such exposures at December 31, 2021.
(b)Individuals and Individual Entities predominantly consists of Global Private Bank clients within AWM and includes exposure to personal investment companies and personal and testamentary trusts.
(c)In addition to the credit risk exposure to states and municipal governments (both U.S. and non-U.S.) noted above, the Firm held: $7.1 billion of trading assets at both March 31, 2022, and December 31, 2021; $14.8 billion and $15.9 billion, respectively, of AFS securities; and $14.8 billion and $14.0 billion, respectively, of HTM securities, issued by U.S. state and municipal governments. Refer to Note 2 and Note 9 for further information.
(d)All other includes: SPEs, and Private education and civic organizations, representing approximately 94% and 6% at both March 31, 2022 and December 31, 2021.
(e)Excludes cash placed with banks of $744.0 billion and $729.6 billion, at March 31, 2022, and December 31, 2021, respectively, which is predominantly placed with various central banks, primarily Federal Reserve Banks.
(f)Credit exposure is net of risk participations and excludes the benefit of credit derivatives and credit-related notes used in credit portfolio management activities held against derivative receivables or loans and liquid securities and other cash collateral held against derivative receivables.
(g)Credit exposure includes held-for-sale and fair value option elected lending-related commitments.
(h)Represents the net notional amounts of protection purchased and sold through credit derivatives and credit-related notes used to manage the credit exposures; these derivatives do not qualify for hedge accounting under U.S. GAAP. The All other category includes purchased credit protection on certain credit indices.

Presented below is additional detail on certain of the Firm’s industry exposures.
Real Estate
Real Estate exposure was $160.4 billion as of March 31, 2022, of which $91.1 billion was multifamily lending as shown in the table below. Criticized exposure decreased by $317 million from $5.3 billion at December 31, 2021 to $4.9 billion at March 31, 2022, driven by client-specific upgrades and net portfolio activity largely offset by client-specific downgrades.

	March 31, 2022
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment-grade	% Drawn(d)
Multifamily(a)	$91,057	$72	$91,129	84%	89%
Office	15,776	70	15,846	76	73
Other Income Producing Properties(b)	14,351	241	14,592	77	50
Industrial	13,363	23	13,386	69	58
Services and Non Income Producing	12,162	21	12,183	63	50
Retail	10,076	56	10,132	64	68
Lodging	3,071	37	3,108	4	30
Total Real Estate Exposure(c)	$159,856	$520	$160,376	77%	76%

	December 31, 2021
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment- grade	% Drawn(d)
Multifamily(a)	$89,032	$122	$89,154	84%	89%
Office	16,409	234	16,643	75	71
Other Income Producing Properties(b)	13,018	498	13,516	77	55
Industrial	11,546	66	11,612	75	64
Services and Non Income Producing	11,512	24	11,536	63	50
Retail	9,580	106	9,686	61	69
Lodging	2,859	63	2,922	5	33
Total Real Estate Exposure	$153,956	$1,113	$155,069	77%	77%
(a)Multifamily exposure is largely in California.
(b)Other Income Producing Properties consists of clients with diversified property types or other property types outside of categories listed in the table above.
(c)Real Estate exposure is approximately 77% secured; unsecured exposure is approximately 73% investment-grade.
(d)Represents drawn exposure as a percentage of credit exposure.

Consumer & Retail
Consumer & Retail exposure was $121.1 billion as of March 31, 2022, and predominantly included Retail, Food and Beverage, and Business and Consumer Services as shown in the table below. Criticized exposure decreased by $2.6 billion from $9.9 billion at December 31, 2021 to $7.3 billion at March 31, 2022, driven by net portfolio activity and client-specific upgrades partially offset by client-specific downgrades.

	March 31, 2022
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment-grade	% Drawn(d)
Retail(a)	$33,609	$985	$34,594	49%	33%
Food and Beverage	33,115	789	33,904	56	35
Business and Consumer Services	29,790	325	30,115	48	39
Consumer Hard Goods	14,453	163	14,616	54	37
Leisure(b)	7,790	32	7,822	18	37
Total Consumer & Retail(c)	$118,757	$2,294	$121,051	49%	36%

	December 31, 2021
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment- grade	% Drawn(d)
Retail(a)	$32,872	$1,152	$34,024	50%	31%
Food and Beverage	30,434	957	31,391	59	33
Business and Consumer Services	32,159	347	32,506	46	33
Consumer Hard Goods	17,035	111	17,146	46	30
Leisure(b)	7,620	102	7,722	17	34
Total Consumer & Retail	$120,120	$2,669	$122,789	49%	32%
(a)Retail consists of Home Improvement & Specialty Retailers, Restaurants, Supermarkets, Discount & Drug Stores, Specialty Apparel and Department Stores.
(b)Leisure consists of Gaming, Arts & Culture, Travel Services and Sports & Recreation. As of March 31, 2022 approximately 81% of the noninvestment-grade Leisure portfolio is secured.
(c)Consumer & Retail exposure is approximately 55% secured; unsecured exposure is approximately 75% investment-grade.
(d)Represents drawn exposure as a percent of credit exposure.
Oil & Gas
Oil & Gas exposure was $52.0 billion as of March 31, 2022, including $30.8 billion of Exploration & Production and Oil field Services as shown in the table below. The increase in derivative receivables reflects market movements related to Oil & Gas prices. Criticized exposure decreased by $762 million from $1.7 billion at December 31, 2021 to $924 million at March 31, 2022, predominantly driven by client-specific upgrades.

	March 31, 2022
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment-grade	% Drawn(c)
Exploration & Production ("E&P") and Oil field Services	$18,850	$11,900	$30,750	42%	20%
Other Oil & Gas(a)	19,416	1,857	21,273	59	24
Total Oil & Gas(b)	$38,266	$13,757	$52,023	49%	22%

	December 31, 2021
(in millions, except ratios)	Loans and Lending-related Commitments	Derivative Receivables	Credit exposure	% Investment- grade	% Drawn(c)
Exploration & Production ("E&P") and Oil field Services	$17,631	$5,452	$23,083	39%	26%
Other Oil & Gas(a)	18,941	582	19,523	60	26
Total Oil & Gas	$36,572	$6,034	$42,606	49%	26%
(a)Other Oil & Gas includes Integrated Oil & Gas companies, Midstream/Oil Pipeline companies and refineries.
(b)Oil & Gas exposure is approximately 46% secured, over half of which is reserve-based lending to the Exploration & Production sub-sector; unsecured exposure is approximately 60% investment-grade.
(c)Represents drawn exposure as a percent of credit exposure.

Loans
In its wholesale businesses, the Firm provides loans to a variety of clients, ranging from large corporate and institutional clients to high-net-worth individuals. Refer to Note 11 for a further discussion on loans, including information about delinquencies, loan modifications and other credit quality indicators.
The following table presents the change in the nonaccrual loan portfolio for the three months ended March 31, 2022 and 2021. Since March 31, 2021, nonaccrual loan exposure decreased $968 million, largely in Oil & Gas and Consumer & Retail, with net portfolio activity and client-specific upgrades being largely offset by client-specific downgrades including Russia and Russia-associated clients.

Wholesale nonaccrual loan activity
Three months ended March 31, (in millions)	2022	2021
Beginning balance	$2,445	$4,106
Additions	866	847
Reductions:
Paydowns and other	357	819
Gross charge-offs	17	88
Returned to performing status	186	209
Sales	3	121
Total reductions	563	1,237
Net changes	303	(390)
Ending balance	$2,748	$3,716

The following table presents net charge-offs/recoveries, which are defined as gross charge-offs less recoveries, for the three months ended March 31, 2022 and 2021. The amounts in the table below do not include gains or losses from sales of nonaccrual loans recognized in noninterest revenue.

Wholesale net charge-offs/(recoveries)
(in millions, except ratios)	Three months ended March 31,
	2022	2021
Loans
Average loans retained	$559,395	$515,858
Gross charge-offs	52	88
Gross recoveries collected	(22)	(35)
Net charge-offs/(recoveries)	30	53
Net charge-off/(recovery) rate	0.02%	0.04%

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
Derivative contracts
Derivatives enable clients and counterparties to manage risk including credit risk and risks arising from fluctuations in interest rates, foreign exchange and equities and commodities prices. The Firm makes markets in derivatives in order to meet these needs and uses derivatives to manage certain risks associated with net open risk positions from its market-making activities, including the counterparty credit risk arising from derivative receivables. The Firm also uses derivative instruments to manage its own credit risk and other market risk exposure. The nature of the counterparty and the settlement mechanism of the derivative affect the credit risk to which the Firm is exposed. For OTC derivatives the Firm is exposed to the credit risk of the derivative counterparty. For exchange-traded derivatives (“ETD”), such as futures and options, and cleared over-the-counter (“OTC-cleared”) derivatives, the Firm can also be exposed to the credit risk of the relevant central counterparty clearing house ("CCP"). Where possible, the Firm seeks to mitigate its credit risk exposures arising from derivative contracts through the use of legally enforceable master netting arrangements and collateral agreements.
The percentage of the Firm’s over-the-counter derivative transactions subject to collateral agreements — excluding foreign exchange spot trades, which are not typically covered by collateral agreements due to their short maturity and centrally cleared trades that are settled daily — was approximately 88% at both March 31, 2022 and December 31, 2021. Refer to Note 4 for additional information on the Firm’s use of collateral agreements. Refer to Note 4 for a further discussion of derivative contracts, counterparties and settlement types.
The fair value of derivative receivables reported on the Consolidated balance sheets were $73.6 billion and $57.1 billion at March 31, 2022, and December 31, 2021, respectively. The increase was largely commodities, predominantly oil and gas, as a result of market movements. Derivative receivables represent the fair value of the derivative contracts after giving effect to legally enforceable master netting agreements and the related cash collateral held by the Firm.
In addition, the Firm held liquid securities and other cash collateral that may be used as security when the fair value of the client’s exposure is in the Firm’s favor. For these purposes, the definition of liquid securities is consistent with the definition of high quality liquid assets as defined in the LCR rule.
In management’s view, the appropriate measure of current credit risk should also take into consideration other collateral, which generally represents securities that do not qualify as high quality liquid assets under the LCR rule.
The benefits of these additional collateral amounts for each counterparty are subject to a legally enforceable master netting agreement and limited to the net amount of the derivative receivables for each counterparty.
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

The following tables summarize the net derivative receivables and the internal ratings profile for the periods presented.

Derivative receivables
(in millions)	March 31, 2022	December 31, 2021
Total, net of cash collateral	$73,636	$57,081
Liquid securities and other cash collateral held against derivative receivables	(15,166)	(10,102)
Total, net of liquid securities and other cash collateral	$58,470	$46,979
Other collateral held against derivative receivables	(1,616)	(1,544)
Total, net of collateral	$56,854	$45,435

Ratings profile of derivative receivables
	March 31, 2022		December 31, 2021
(in millions, except ratios)	Exposure net of collateral	% of exposure net of collateral	Exposure net of collateral		% of exposure net of collateral
Investment-grade	$37,272	66%	$30,278		67%
Noninvestment-grade	19,582	34	15,157	(a)	33
Total	$56,854	100%	$45,435		100%
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
(in millions)	March 31, 2022	December 31, 2021
Credit derivatives and credit-related notes used to manage:
Loans and lending-related commitments	$3,740	$4,138
Derivative receivables	14,215	16,052
Credit derivatives and credit-related notes used in credit portfolio management activities	$17,955	$20,190
(a)Amounts are presented net, considering the Firm’s net protection purchased or sold with respect to each underlying reference entity or index.
Refer to Credit derivatives in Note 4 of this Form 10-Q and Note 5 of JPMorgan Chase’s 2021 Form 10-K for further information on credit derivatives and derivatives used in credit portfolio management activities.

ALLOWANCE FOR CREDIT LOSSES
The Firm’s allowance for credit losses represents management's estimate of expected credit losses over the remaining expected life of the Firm's financial assets measured at amortized cost and certain off-balance sheet lending-related commitments. The allowance for credit losses comprises:
•the allowance for loan losses, which covers the Firm’s retained loan portfolios (scored and risk-rated) and is presented separately on the Consolidated balance sheets,
•the allowance for lending-related commitments, which is presented on the Consolidated balance sheets in accounts payable and other liabilities, and
•the allowance for credit losses on investment securities, which is reflected in investment securities on the Consolidated balance sheets.
Discussion of changes in the allowance
The allowance for credit losses as of March 31, 2022 was $19.6 billion, an increase from $18.7 billion at December 31, 2021, consisting of: $776 million in wholesale, across the LOBs, and $127 million in consumer, driven by the residential real estate portfolio.
The change in the allowance largely reflects an increased weight placed on the adverse scenarios, from the more balanced weighting placed on the adverse and upside scenarios at December 31, 2021, due to the potential effects associated with higher inflation, changes in monetary policy, as well as geopolitical risks, including the war in Ukraine. The increase in the allowance also included client-specific Russia and Russia-associated downgrades in CIB and AWM.
The Firm's allowance for credit losses is estimated using a weighted average of five internally developed macroeconomic scenarios. The adverse scenarios incorporate more punitive macroeconomic factors than the central case assumptions provided in the table below, resulting in weighted average U.S. unemployment rates above 4% through the second quarter of 2023 and year over year growth in U.S. real GDP of 2.5% in the second quarter of 2023.
The Firm’s central case assumptions reflected U.S. unemployment rates and U.S. real GDP as follows:

	Assumptions at March 31, 2022
	2Q22	4Q22	2Q23
U.S. unemployment rate(a)	3.6%	3.3%	3.3%
YoY growth in U.S. real GDP(b)	3.7%	2.9%	2.6%

	Assumptions at December 31, 2021
	2Q22	4Q22	2Q23
U.S. unemployment rate(a)	4.2%	4.0%	3.9%
YoY growth in U.S. real GDP(b)	3.1%	2.8%	2.1%
(a)Reflects quarterly average of forecasted U.S. unemployment rate.
(b)As of March 31, 2022, the year over year growth in U.S. real GDP in the forecast horizon of the central scenario is calculated as the percent change in U.S. real GDP levels from the prior year.
Subsequent changes to this forecast and related estimates will be reflected in the provision for credit losses in future periods.
Refer to Note 13 and Note 10 of JPMorgan Chase's 2021 Form 10-K for a description of the policies, methodologies and judgments used to determine the Firm’s allowances for credit losses on loans, lending-related commitments, and investment securities.
Refer to Critical Accounting Estimates Used by the Firm on pages 75-77 for further information on the allowance for credit losses and related management judgments.
Refer to Consumer Credit Portfolio on pages 49-53, Wholesale Credit Portfolio on pages 54-62 and Note 11 for additional information on the consumer and wholesale credit portfolios.

Allowance for credit losses and related information
	2022				2021
Three months ended March 31,	Consumer, excluding credit card	Credit card	Wholesale	Total	Consumer, excluding credit card	Credit card	Wholesale	Total
(in millions, except ratios)
Allowance for loan losses
Beginning balance at January 1,	$1,765	$10,250	$4,371	$16,386	$3,636	$17,800	$6,892	$28,328
Gross charge-offs	204	720	52	976	166	1,214	88	1,468
Gross recoveries collected	(158)	(214)	(22)	(394)	(145)	(231)	(35)	(411)
Net charge-offs/(recoveries)	46	506	30	582	21	983	53	1,057
Provision for loan losses	175	506	687	1,368	(932)	(2,517)	(830)	(4,279)
Other		—	20	20	(1)	—	10	9
Ending balance at March 31,	$1,894	$10,250	$5,048	$17,192	$2,682	$14,300	$6,019	$23,001

Allowance for lending-related commitments
Beginning balance at January 1,	$113	$—	$2,148	$2,261	$187	$—	$2,222	$2,409
Provision for lending-related commitments	(2)	—	98	96	(52)	—	159	107
Other	—	—	1	1	—	—	—	—
Ending balance at March 31,	$111	$—	$2,247	$2,358	$135	$—	$2,381	$2,516

Impairment methodology
Asset-specific(a)	$(644)	$262	$485	$103	$(348)	$522	$529	$703
Portfolio-based	2,538	9,988	4,563	17,089	3,030	13,778	5,490	22,298
Total allowance for loan losses	$1,894	$10,250	$5,048	$17,192	$2,682	$14,300	$6,019	$23,001

Impairment methodology
Asset-specific	$—	$—	$139	$139	$—	$—	$144	$144
Portfolio-based	111	—	2,108	2,219	135	—	2,237	2,372
Total allowance for lending-related commitments	$111	$—	$2,247	$2,358	$135	$—	$2,381	$2,516
Total allowance for investment securities	NA	NA	NA	$41	NA	NA	NA	$94
Total allowance for credit losses	$2,005	$10,250	$7,295	$19,591	$2,817	$14,300	$8,400	$25,611

Memo:
Retained loans, end of period	$296,161	$152,283	$569,953	$1,018,397	$302,392	$131,772	$514,478	$948,642
Retained loans, average	295,460	149,398	559,395	1,004,253	302,055	134,155	515,858	952,068
Credit ratios
Allowance for loan losses to retained loans	0.64%	6.73%	0.89%	1.69%	0.89%	10.85%	1.17%	2.42%
Allowance for loan losses to retained nonaccrual loans(b)	42	NM	221	254	50	NM	200	274
Allowance for loan losses to retained nonaccrual loans excluding credit card	42	NM	221	102	50	NM	200	104
Net charge-off/(recovery) rates	0.06	1.37	0.02	0.24	0.03	2.97	0.04	0.45
(a)Includes collateral dependent loans, including those considered TDRs and those for which foreclosure is deemed probable, modified PCD loans, and non-collateral dependent loans that have been modified or are reasonably expected to be modified in a TDR. Also includes risk-rated loans that have been placed on nonaccrual status for the wholesale portfolio segment. The asset-specific allowance for credit card loans modified, or reasonably expected to be modified, in a TDR is calculated based on the loans’ original contractual interest rates and does not consider any incremental penalty rates.
(b)The Firm’s policy is generally to exempt credit card loans from being placed on nonaccrual status as permitted by regulatory guidance.

Allocation of allowance for loan losses
The table below presents a breakdown of the allowance for loan losses by loan class. Refer to Note 11 for further information on loan classes.

	March 31, 2022		December 31, 2021
(in millions, except ratios)	Allowance for loan losses	Percent of retained loans to total retained loans	Allowance for loan losses	Percent of retained loans to total retained loans
Residential real estate	$944	22%	$817	22%
Auto and other	950	7	948	7
Consumer, excluding credit card	1,894	29	1,765	29
Credit card	10,250	15	10,250	15
Total consumer	12,144	44	12,015	45
Secured by real estate	1,494	12	1,495	12
Commercial and industrial	2,369	15	1,881	14
Other	1,185	29	995	29
Total wholesale	5,048	56	4,371	55
Total	$17,192	100%	$16,386	100%

INVESTMENT PORTFOLIO RISK MANAGEMENT
Investment portfolio risk is the risk associated with the loss of principal or a reduction in expected returns on investments arising from the investment securities portfolio or from principal investments. The investment securities portfolio is predominantly held by Treasury and CIO in connection with the Firm’s balance sheet and asset-liability management objectives. Principal investments are predominantly privately-held financial instruments and are managed in the LOBs and Corporate. Investments are typically intended to be held over extended periods and, accordingly, the Firm has no expectation for short-term realized gains with respect to these investments.
Investment securities risk
Investment securities risk includes the exposure associated with a default in the payment of principal and interest. This risk is mitigated given that the investment securities portfolio held by Treasury and CIO predominantly consists of high-quality securities. At March 31, 2022, the Treasury and CIO investment securities portfolio, net of allowance for credit losses, was $677.5 billion, and the average credit rating of the securities comprising the portfolio was AA+ (based upon external ratings where available, and where not available, based primarily upon internal risk ratings). Refer to Corporate segment results on pages 32-33 and Note 9 for further information on the investment securities portfolio and internal risk ratings. Refer to Market Risk Management on pages 67-71 for further information on the market risk inherent in the portfolio. Refer to Liquidity Risk Management on pages 41-45 for further information on related liquidity risk.
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
The table below presents the aggregate carrying values of the principal investment portfolios as March 31, 2022 and December 31, 2021.

(in billions)	March 31, 2022		December 31, 2021
Tax-oriented investments, primarily in alternative energy and affordable housing	$23.2		$23.2
Private equity, various debt and equity instruments, and real assets	9.6	(a)	7.3
Total carrying value	$32.8		$30.5
(a)Includes the Firm's 40% ownership stake in C6 Bank.
Refer to page 132 of JPMorgan Chase’s 2021 Form 10-K for a discussion of the Firm’s Investment Portfolio Risk Management governance and oversight.

MARKET RISK MANAGEMENT
Market risk is the risk associated with the effect of changes in market factors such as interest and foreign exchange rates, equity and commodity prices, credit spreads or implied volatilities, on the value of assets and liabilities held for both the short and long term. Refer to Market Risk Management on pages 133-140 of JPMorgan Chase’s 2021 Form 10-K for a discussion of the Firm’s Market Risk Management organization, market risk measurement, risk monitoring and control, and predominant business activities that give rise to market risk.
Models used to measure market risk are inherently imprecise and are limited in their ability to measure certain risks or to predict losses. This imprecision may be heightened when sudden or severe shifts in market conditions occur. For additional discussion on model uncertainty refer to Estimations and Model Risk Management on page 149 of JPMorgan Chase’s 2021 Form 10-K.
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
The Firm’s VaR model calculations are periodically evaluated and enhanced in response to changes in the composition of the Firm’s portfolios, changes in market conditions, improvements in the Firm’s modeling techniques and measurements, and other factors. Such changes may affect historical comparisons of VaR results. Refer to Estimations and Model Risk Management on page 149 of JPMorgan Chase’s 2021 Form 10-K for information regarding model reviews and approvals.
Refer to page 135 of JPMorgan Chase’s 2021 Form 10-K for further information regarding VaR, including the inherent limitations, and the key differences between Risk Management VaR and Regulatory VaR. Refer to JPMorgan Chase’s Basel III Pillar 3 Regulatory Capital Disclosures reports, which are available on the Firm’s website, for additional information on Regulatory VaR and the other components of market risk regulatory capital for the Firm (e.g., VaR-based measure, stressed VaR-based measure and the respective backtesting). Refer to Other risk measures on pages 138-140 of JPMorgan Chase’s 2021 Form 10-K for further information regarding nonstatistical market risk measures used by the Firm.

The table below shows the results of the Firm’s Risk Management VaR measure using a 95% confidence level. VaR can vary significantly as positions change, market volatility fluctuates, and diversification benefits change.

Total VaR
	Three months ended
	March 31, 2022						December 31, 2021						March 31, 2021
(in millions)	Avg.		Min		Max		Avg.		Min		Max		Avg.		Min		Max
CIB trading VaR by risk type
Fixed income	$47		$33		$64		$39		$32		$53		$125		$34		$153
Foreign exchange	4		3		7		4		2		6		11		5		27
Equities	12		9		18		12		9		20		22		19		38
Commodities and other	15		10		23		12		10		13		33		22		43
Diversification benefit to CIB trading VaR	(33)	(a)	NM	(d)	NM	(d)	(31)	(a)	NM	(d)	NM	(d)	(90)	(a)	NM	(d)	NM	(d)
CIB trading VaR	45		34		59		36		30		52		101		40		134
Credit portfolio VaR	29	(b)(c)	4	(b)	235	(b)(c)	5		4		5		8		5		12
Diversification benefit to CIB VaR	(10)	(a)	NM	(d)	NM	(d)	(4)	(a)	NM	(d)	NM	(d)	(10)	(a)	NM	(d)	NM	(d)
CIB VaR	64		35		240		37		30		54		99		39		133

CCB VaR	4		2		5		5		3		7		6		4		11
Corporate and other LOB VaR	13		10		16		15		14		16		45	(e)	20		94	(e)
Diversification benefit to other VaR	(4)	(a)	NM	(d)	NM	(d)	(4)	(a)	NM	(d)	NM	(d)	(6)	(a)	NM	(d)	NM	(d)
Other VaR	13		10		17		16		14		18		45		21		94
Diversification benefit to CIB and other VaR	(14)	(a)	NM	(d)	NM	(d)	(16)	(a)	NM	(d)	NM	(d)	(38)	(a)	NM	(d)	NM	(d)
Total VaR	$63		$34		$242		$37		$30		$54		$106		$40		$153
(a)Diversification benefit represents the difference between the portfolio VaR and the sum of its individual components. This reflects the non-additive nature of VaR due to imperfect correlation across LOBs, Corporate, and risk types.
(b)In line with the Firm's internal model governance, the credit risk component of CVA related to certain counterparties was removed from Credit Portfolio VaR due to the widening of the credit spreads for those counterparties to elevated levels. The related hedges were also removed to maintain consistency. This exposure is now reflected in other sensitivity-based measures.
(c)During the period ended March 31, 2022, the effects of nickel price increases and the associated volatility in the nickel market resulted in elevated Average and Maximum Credit portfolio VaR.
(d)The maximum and minimum VaR for each portfolio may have occurred on different trading days than the components and consequently diversification benefit is not meaningful.
(e)Average and Maximum Corporate and other LOB VaR were driven by a private equity position that became publicly traded at the end of the third quarter of 2020. As of March 31, 2021 the Firm no longer held this position.
Quarter over quarter results
Average total VaR increased by $26 million for the three months ended March 31, 2022 when compared with December 31, 2021. This increase was driven by Credit portfolio VaR, predominantly due to the effects of nickel price increases and the associated volatility in the nickel market, as well as increased volatility in fixed income and commodities impacting CIB trading VaR.
Year over year results
Average total VaR was $63 million for the three months ended March 31, 2022, reflecting the effects of nickel price increases and the associated volatility in the nickel market impacting Credit portfolio VaR, as well as increased volatility in fixed income and commodities impacting CIB trading VaR. Average total VaR decreased by $43 million for the three months ended March 31, 2022, compared with the same period in the prior year. This decrease was driven by volatility which occurred at the onset of the COVID-19 pandemic rolling out of the one-year historical look-back period in the first half of 2021, predominantly impacting exposures in fixed income and commodities.
The following graph presents daily Risk Management VaR for the five trailing quarters. The movement in VaR in March 2022 was driven by changes in nickel-related counterparty exposure in the Firm's Credit portfolio.
Daily Risk Management VaR

First Quarter 2021	Second Quarter 2021	Third Quarter 2021	Fourth Quarter 2021	First Quarter 2022

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
For the 12 months ended March 31, 2022, the Firm posted backtesting gains on 141 of the 261 days, and observed 23 VaR backtesting exceptions. For the three months ended March 31, 2022, the Firm posted backtesting gains on 43 of the 64 days, and observed three VaR backtesting exceptions.
The following chart presents the distribution of Firmwide daily backtesting gains and losses for the trailing 12 months and three months ended March 31, 2022. The daily backtesting losses are displayed as a percentage of the corresponding daily Risk Management VaR. The count of days with backtesting losses are shown in aggregate, in fifty percentage point intervals. Backtesting exceptions are displayed within the intervals that are greater than one hundred percent. The results in the chart below differ from the results of backtesting disclosed in the Market Risk section of the Firm’s Basel III Pillar 3 Regulatory Capital Disclosures reports, which are based on Regulatory VaR applied to the Firm’s covered positions.
Distribution of Daily Backtesting Gains and Losses

Earnings-at-risk
The effect of interest rate exposure on the Firm’s reported net income is important as interest rate risk represents one of the Firm’s significant market risks. Interest rate risk arises not only from trading activities but also from the Firm’s traditional banking activities, which include extension of loans and credit facilities, taking deposits, issuing debt and the investment securities portfolio. Refer to the table on page 134 of JPMorgan Chase’s 2021 Form 10-K for a summary by LOB and Corporate, identifying positions included in earnings-at-risk.
One way the Firm evaluates its structural interest rate risk is through earnings-at-risk. Earnings-at-risk estimates the Firm’s interest rate exposure for a given interest rate scenario. It is presented as a sensitivity to a baseline, which includes net interest income and certain interest rate sensitive fees. The baseline uses market interest rates and in the case of deposits, pricing assumptions. The Firm conducts simulations of changes to this baseline for interest rate-sensitive assets and liabilities denominated in U.S. dollars and other currencies (“non-U.S. dollar” currencies). These simulations primarily include retained loans, deposits, deposits with banks, investment securities, long-term debt and any related interest rate hedges, and funds transfer pricing of other positions in risk management VaR and other sensitivity-based measures as described on page 134 of JPMorgan Chase’s 2021 Form 10-K.
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
•Forecasted balance sheet, as well as modeled prepayment and reinvestment behavior, but excluding assumptions about actions that could be taken by the Firm or its clients and customers in response to any such instantaneous rate changes. Mortgage prepayment assumptions are based on the interest rates used in the scenarios compared with underlying contractual rates, the time since origination, and other factors which are updated periodically based on historical experience. Deposit forecasts used in the baseline and scenarios include certain assumptions relating to the reversal of Quantitative Easing.
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
The Firm’s U.S. dollar sensitivities are presented in the table below.

(in billions)	March 31, 2022	December 31, 2021
Parallel shift:
+100 bps shift in rates	$0.9	$5.0
Steeper yield curve:
+100 bps shift in long-term rates	1.4	1.8
Flatter yield curve:
+100 bps shift in short-term rates	(0.5)	3.2
-100 bps shift in long-term rates	(1.7)	NM	(a)
(a)Given the level of market interest rates, this scenario is not considered to be meaningful.
The change in the Firm’s U.S. dollar sensitivities as of March 31, 2022 compared to December 31, 2021 reflected updates to the Firm’s baseline for higher rates as well as the impact of changes in the Firm’s balance sheet.
As of March 31, 2022, the Firm’s sensitivity to the parallel and long-term shift in rates is primarily the result of a greater impact from assets repricing compared to the impact of liabilities repricing, while the shift in short-term rates is primarily the result of a greater impact from liabilities repricing compared to the impact of assets repricing.
The Firm’s non-U.S. dollar sensitivities are presented in the table below.

(in billions)	March 31, 2022	December 31, 2021
Parallel shift:
+100 bps shift in rates	$0.9	$0.8
Flatter yield curve:
+100 bps shift in short-term rates	0.9	0.8
The results of the non-U.S. dollar interest rate scenario involving a steeper yield curve with long-term rates rising by 100 basis points and short-term rates staying at current levels were not material to the Firm’s earnings-at-risk at March 31, 2022 and December 31, 2021.

Other sensitivity-based measures
The Firm quantifies the market risk of certain debt and equity and credit and funding-related exposures by assessing the potential impact on net revenue, other comprehensive income (“OCI”) and noninterest expense due to changes in relevant market variables. Refer to the predominant business activities that give rise to market risk on page 140 of JPMorgan Chase’s 2021 Form 10-K for additional information on the positions captured in other sensitivity-based measures.
The table below represents the potential impact to net revenue, OCI or noninterest expense for market risk-sensitive instruments that are not included in VaR or earnings-at-risk. Where appropriate, instruments used for hedging purposes are reported net of the positions being hedged. The sensitivities disclosed in the table below may not be representative of the actual gain or loss that would have been realized at March 31, 2022 and December 31, 2021, as the movement in market parameters across maturities may vary and are not intended to imply management’s expectation of future changes in these sensitivities.

Gain/(loss) (in millions)			March 31, 2022	December 31, 2021
Activity	Description	Sensitivity measure

Debt and equity(a)
Asset Management activities	Consists of seed capital and related hedges; fund co-investments(c); and certain deferred compensation and related hedges(d)	10% decline in market value	$(60)	$(69)
Other debt and equity	Consists of certain real estate-related fair value option elected loans, privately held equity and other investments held at fair value(c)	10% decline in market value	(1,014)	(971)

Credit- and funding-related exposures
Non-USD LTD cross-currency basis	Represents the basis risk on derivatives used to hedge the foreign exchange risk on the non-USD LTD(e)	1 basis point parallel tightening of cross currency basis	(16)	(16)
Non-USD LTD hedges foreign currency (“FX”) exposure	Primarily represents the foreign exchange revaluation on the fair value of the derivative hedges(e)	10% depreciation of currency	3	15
Derivatives – funding spread risk	Impact of changes in the spread related to derivatives FVA(c)	1 basis point parallel increase in spread	(6)	(7)
CVA - counterparty credit risk(b)	Credit risk component of CVA and associated hedges	10% credit spread widening	(8)	N/A
Fair value option elected liabilities – funding spread risk	Impact of changes in the spread related to fair value option elected liabilities DVA(e)	1 basis point parallel increase in spread	44	41
Fair value option elected liabilities – interest rate sensitivity	Interest rate sensitivity on fair value option elected liabilities resulting from a change in the Firm’s own credit spread(e)	1 basis point parallel increase in spread	—	(3)
	Interest rate sensitivity related to risk management of changes in the Firm’s own credit spread on the fair value option elected liabilities noted above(c)	1 basis point parallel increase in spread	—	3
(a)Excludes equity securities without readily determinable fair values that are measured under the measurement alternative. Refer to Note 2 for additional information.
(b)In line with the Firm's internal model governance, the credit risk component of CVA related to certain counterparties was removed from Credit Portfolio VaR due to the widening of the credit spreads for those counterparties to elevated levels. The related hedges were also removed to maintain consistency. This exposure is now reflected in other sensitivity-based measures.
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
Refer to pages 141-142 of JPMorgan Chase’s 2021 Form 10-K for a further discussion of the Firm’s country risk management.
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

Under the Firm’s internal country risk measurement framework:
•Lending exposures are measured at the total committed amount (funded and unfunded), net of the allowance for credit losses and eligible cash and marketable securities collateral received
•Deposits are measured as the cash balances placed with central and commercial banks
•Securities financing exposures are measured at their receivable balance, net of eligible collateral received
•Debt and equity securities are measured at the fair value of all positions, including both long and short positions
•Counterparty exposure on derivative receivables is measured at the derivative’s fair value, net of the fair value of the eligible collateral received
•Credit derivatives exposure is measured at the net notional amount of protection purchased or sold for the same underlying reference entity, inclusive of the fair value of the derivative receivable or payable; reflecting the manner in which the Firm manages these exposures
The Firm’s internal country risk reporting differs from the reporting provided under the FFIEC bank regulatory requirements.

Risk Reporting
The following table presents the Firm’s top 20 exposures by country (excluding the U.S.) as of March 31, 2022 and their comparative exposures as of December 31, 2021. The selection of countries represents the Firm’s largest total exposures by individual country, based on the Firm’s internal country risk management approach, and does not represent the Firm’s view of any existing or potentially adverse credit conditions. Country exposures may fluctuate from period to period due to client activity and market flows.
The increase in exposure to Germany and the decrease in exposure to the U.K. were primarily due to changes in cash placements with the central banks of those countries driven by balance sheet and liquidity management activities.
As of March 31, 2022, exposure to Russia, based on the Firm's internal country risk measurement framework, was approximately $650 million. This largely reflects cross-border lending activity, net of the allowance for credit losses, to Russian corporate clients.

Top 20 country exposures (excluding the U.S.)(a)
(in billions)	March 31, 2022				December 31, 2021(e)
	Lending and deposits(b)	Trading and investing(c)	Other(d)	Total exposure	Total exposure
Germany	$95.5	$6.6	$0.5	$102.6	$61.7
United Kingdom	59.4	11.1	3.3	73.8	96.4
Japan	31.0	11.5	0.3	42.8	45.5
Australia	28.2	10.4	—	38.6	39.1
Switzerland	15.5	1.3	5.1	21.9	20.9
China	10.6	7.6	1.4	19.6	18.6
France	12.7	1.3	4.1	18.1	14.0
Canada	12.8	3.2	0.3	16.3	16.9
Brazil	5.3	8.2	—	13.5	12.0
Singapore	7.0	4.2	1.6	12.8	12.3
Luxembourg	11.5	1.3	—	12.8	11.5
India	5.9	4.3	1.3	11.5	14.7
Spain	10.0	0.1	—	10.1	10.1
Netherlands	7.6	0.9	0.9	9.4	6.8
Saudi Arabia	6.8	2.5	—	9.3	9.1
South Korea	4.7	3.0	0.3	8.0	8.7
Hong Kong SAR	4.7	2.1	0.6	7.4	5.9
Belgium	5.8	1.4	—	7.2	6.8
Chile	5.0	0.2	—	5.2	1.5
Mexico	4.4	0.1	—	4.5	4.9
(a)Country exposures presented in the table reflect 89% and 87% of total Firmwide non-U.S. exposure, where exposure is attributed to an individual country, at March 31, 2022 and December 31, 2021, respectively.
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
(e)The country rankings presented in the table as of December 31, 2021, are based on the country rankings of the corresponding exposures at March 31, 2022, not actual rankings of such exposures at December 31, 2021.

OPERATIONAL RISK MANAGEMENT
Operational risk is the risk of an adverse outcome resulting from inadequate or failed internal processes or systems, human factors, or external events impacting the Firm’s processes or systems. Operational Risk includes compliance, conduct, legal, and estimations and model risk. Operational risk is inherent in the Firm’s activities and can manifest itself in various ways, including fraudulent acts, business disruptions (including those caused by extraordinary events beyond the Firm's control), cyberattacks, inappropriate employee behavior, failure to comply with applicable laws, rules and regulations or failure of vendors or other third party providers to perform in accordance with their agreements. Operational Risk Management attempts to manage operational risk at appropriate levels in light of the Firm’s financial position, the characteristics of its businesses, and the markets and regulatory environments in which it operates. Refer to Operational Risk Management on pages 143-149 of JPMorgan Chase’s 2021 Form 10-K for a discussion of the Firm’s Operational Risk Management. Details on other select examples of operational risks are provided below.
In response to the war in Ukraine, numerous sanctions have been imposed on Russia and Russia-associated entities and individuals by various governments around the world, including the authorities in the U.S., the U.K. and the EU. These sanctions are complex and evolving at a rapid pace in response to the war. The Firm faces increased operational risk associated with interpreting and maintaining these complex compliance programs. To manage this increased risk, the Firm has implemented additional controls reasonably designed to mitigate the risk of non-compliance and to prevent dealing with sanctioned persons or in property subject to sanctions, as well as to block or restrict payments as required by the applicable regulations.
Business and technology resiliency risk
Disruptions can occur due to forces beyond the Firm’s control such as the spread of infectious diseases or pandemics, severe weather, power or telecommunications loss, failure of a third party to provide expected services, cyberattacks and terrorism. The Firmwide Business Resiliency Program is designed to enable the Firm to prepare for, adapt to, withstand and recover from business disruptions including occurrence of an extraordinary event beyond its control that may impact critical business functions and supporting assets (i.e., staff, technology, facilities and third parties). The program includes governance, awareness training, planning and testing of recovery strategies, as well as strategic and tactical initiatives to identify, assess, and manage business interruption and public safety risks.
Cybersecurity Risk
The Firm faces increased risk of cyber attacks due to potential retaliation for the sanctions imposed as a result of the war in Ukraine. The Firm has implemented additional precautionary measures and controls reasonably designed to address this increased risk, such as enhanced threat monitoring. There can be no assurance that the measures taken by the Firm to protect against cybersecurity breaches will provide absolute security against cyber attacks.

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
The allowance for credit losses involves significant judgment on a number of matters including development and weighting of macroeconomic forecasts, incorporation of historical loss experience, assessment of risk characteristics, assignment of risk ratings, valuation of collateral, and the determination of remaining expected life. Refer to Note 10 and Note 13 of JPMorgan Chase's 2021 Form 10-K for further information on these judgments as well as the Firm’s policies and methodologies used to determine the Firm’s allowance for credit losses; and refer to Allowance for credit losses on pages 63-65 and Note 12 of this Form 10-Q for further information.
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
For example, compared to the Firm’s central scenario shown on page 63 and in Note 12, the Firm’s relative adverse scenario assumes a significantly elevated U.S. unemployment rate, averaging approximately 2.5% higher over the eight-quarter forecast, with a peak difference of
approximately 4.5% in the fourth quarter of 2022; lower
U.S. real GDP with a slower recovery, remaining nearly
3.1% lower at the end of the eight-quarter forecast, with a
peak difference of approximately 7.0% in the fourth
quarter of 2022; and lower national HPI with a peak
difference of 20.0% in the fourth quarter of 2023.
This analysis is not intended to estimate expected future changes in the allowance for credit losses, for a number of reasons, including:
•The Firm increased the weight placed on the adverse scenarios in estimating the allowance for credit losses as of March 31, 2022, and accordingly, the existing allowance reflects credit losses beyond those estimated under the central scenario.
•The impacts of changes in many MEVs are both interrelated and nonlinear, so the results of this analysis cannot be simply extrapolated for more severe changes in macroeconomic variables.

•Expectations of future changes in portfolio composition and borrower behavior can significantly affect the allowance for credit losses.
To demonstrate the sensitivity of credit loss estimates to macroeconomic forecasts as of March 31, 2022, the Firm compared the modeled estimates under its relative adverse scenario to its central scenario. Without considering offsetting or correlated effects in other qualitative components of the Firm’s allowance for credit losses, the comparison between these two scenarios for the lending exposures below reflect the following differences:
•An increase of approximately $600 million for residential real estate loans and lending-related commitments
•An increase of approximately $2.4 billion for credit card loans
•An increase of approximately $2.8 billion for wholesale loans and lending-related commitments
This analysis relates only to the modeled credit loss estimates and is not intended to estimate changes in the overall allowance for credit losses as it does not reflect any potential changes in other adjustments to the quantitative calculation, which would also be influenced by the judgment management applies to the modeled lifetime loss estimates to reflect the uncertainty and imprecision of these modeled lifetime loss estimates based on then-current circumstances and conditions.
Recognizing that forecasts of macroeconomic conditions are inherently uncertain, particularly in light of the recent economic conditions, the Firm believes that its process to consider the available information and associated risks and uncertainties is appropriately governed and that its estimates of expected credit losses were reasonable and appropriate for the period ended March 31, 2022.
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

March,31, 2022 (in billions, except ratios)	Total assets at fair value	Total level 3 assets
Federal funds sold and securities purchased under resale agreements	$298.3	$—
Securities borrowed	87.3	—
Trading assets:
Trading–debt and equity instruments	437.9	2.6
Derivative receivables(a)	73.6	9.4
Total trading assets	511.5	12.0
AFS securities	312.9	0.2
Loans	48.5	2.1
MSRs	7.3	7.3
Other	15.7	0.4
Total assets measured at fair value on a recurring basis	1,281.5	22.0
Total assets measured at fair value on a nonrecurring basis	2.1	1.2
Total assets measured at fair value	$1,283.6	$23.2
Total Firm assets	$3,954.7
Level 3 assets at fair value as a percentage of total Firm assets(a)		0.6%
Level 3 assets at fair value as a percentage of total Firm assets at fair value(a)		1.8%
(a)For purposes of the table above, the derivative receivables total reflects the impact of netting adjustments; however, the $9.4 billion of derivative receivables classified as level 3 does not reflect the netting adjustment as such netting is not relevant to a presentation based on the transparency of inputs to the valuation of an asset. The level 3 balances would be reduced if netting were applied, including the netting benefit associated with cash collateral.

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
Goodwill impairment
Management applies significant judgment when testing goodwill for impairment. Refer to Goodwill impairment on page 152 of JPMorgan Chase’s 2021 Form 10-K for a description of the significant valuation judgments associated with goodwill impairment.
Refer to Note 14 for additional information on goodwill, including the goodwill impairment assessment as of March 31, 2022.
Credit card rewards liability
The credit card rewards liability was $10.1 billion and $9.8 billion at March 31, 2022 and December 31, 2021, respectively, and is recorded in accounts payable and other liabilities on the Consolidated balance sheets. Refer to page 152 of JPMorgan Chase’s 2021 Form 10-K for a description of the significant assumptions and sensitivities, associated with the Firm’s credit card rewards liability.
Income taxes
Refer to Income taxes on pages 152-153 of JPMorgan Chase’s 2021 Form 10-K for a description of the significant assumptions, judgments and interpretations associated with the accounting for income taxes.
Litigation reserves
Refer to Note 24 of this Form 10-Q, and Note 30 of JPMorgan Chase’s 2021 Form 10-K for a description of the significant estimates and judgments associated with establishing litigation reserves.

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
Derivatives and Hedging: Fair Value Hedging – Portfolio Layer Method Issued March 2022
•Expands the current ability to hedge a portfolio of prepayable assets to allow more of the portfolio to be hedged. Non-prepayable assets can also be included in the same portfolio, thus increasing the size of the portfolio and the amount available to be hedged.
•Clarifies the types of derivatives that can be used as hedges, and the balance sheet presentation and updates the disclosure guidance for the hedge accounting adjustments.
•Required effective date: January 1, 2023. (a) •The Firm is currently evaluating the potential impact on the Consolidated Financial Statements.
Financial Instruments – Credit Losses: Troubled Debt Restructurings and Vintage Disclosures Issued March 2022
•Eliminates existing accounting and disclosure requirements for Troubled Debt Restructurings, including the requirement to measure the allowance using a discounted cash flow methodology.
•Requires disclosure of loan modifications for borrowers experiencing financial difficulty involving principal forgiveness, interest rate concessions, term extensions or a combination of these types.
•Requires disclosure of current period loan charge-off information by origination year.
•May be adopted using a full retrospective method, or a modified retrospective method wherein the effect of adoption is reflected as an adjustment to retained earnings at the effective date.

•Required effective date: January 1, 2023. (a)
•The Firm is currently evaluating the potential impact on the Consolidated Financial Statements.
•The Firm plans to adopt the new guidance on January 1, 2023.

(a)Early adoption is permitted.

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
All forward-looking statements are, by their nature, subject to risks and uncertainties, many of which are beyond the Firm’s control. JPMorgan Chase’s actual future results may differ materially from those set forth in its forward-looking statements. While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ from those in the forward-looking statements:
•Local, regional and global business, economic and political conditions and geopolitical events, including the war in Ukraine;
•Changes in laws, rules and regulatory requirements, including capital and liquidity requirements affecting the Firm’s businesses, and the ability of the Firm to address those requirements;
•Heightened regulatory and governmental oversight and scrutiny of JPMorgan Chase’s business practices, including dealings with retail customers;
•Changes in trade, monetary and fiscal policies and laws;
•Changes in the level of inflation;
•Changes in income tax laws, rules and regulations;
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
•Occurrence of natural or man-made disasters or calamities, including health emergencies, the spread of infectious diseases, epidemics or pandemics, an outbreak or escalation of hostilities or other geopolitical instabilities, the effects of climate change or extraordinary events beyond the Firm's control, and the Firm’s ability to deal effectively with disruptions caused by the foregoing;
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
•Economic, financial, reputational and other impacts of the COVID-19 pandemic; and
•The other risks and uncertainties detailed in Part I, Item 1A: Risk Factors in JPMorgan Chase’s 2021 Form 10-K.
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

JPMorgan Chase & Co.
Consolidated statements of income (unaudited)

	Three months ended March 31,
(in millions, except per share data)	2022	2021
Revenue
Investment banking fees	$2,008	$2,970
Principal transactions	5,105	6,500
Lending- and deposit-related fees	1,839	1,687
Asset management, administration and commissions	5,362	5,029
Investment securities gains/(losses)	(394)	14
Mortgage fees and related income	460	704
Card income	975	1,350
Other income	1,490	1,123
Noninterest revenue	16,845	19,377
Interest income	15,496	14,271
Interest expense	1,624	1,382
Net interest income	13,872	12,889
Total net revenue	30,717	32,266

Provision for credit losses	1,463	(4,156)

Noninterest expense
Compensation expense	10,787	10,601
Occupancy expense	1,134	1,115
Technology, communications and equipment expense	2,360	2,519
Professional and outside services	2,572	2,203
Marketing	920	751
Other expense	1,418	1,536
Total noninterest expense	19,191	18,725
Income before income tax expense	10,063	17,697
Income tax expense	1,781	3,397
Net income	$8,282	$14,300
Net income applicable to common stockholders	$7,845	$13,851
Net income per common share data
Basic earnings per share	$2.64	$4.51
Diluted earnings per share	2.63	4.50

Weighted-average basic shares	2,977.0	3,073.5
Weighted-average diluted shares	2,981.0	3,078.9
.
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of comprehensive income (unaudited)

	Three months ended March 31,
(in millions)	2022	2021
Net income	$8,282	$14,300
Other comprehensive income/(loss), after–tax
Unrealized gains/(losses) on investment securities	(7,453)	(4,339)
Translation adjustments, net of hedges	(62)	(250)
Fair value hedges	110	(28)
Cash flow hedges	(2,791)	(2,249)
Defined benefit pension and OPEB plans	67	68
DVA on fair value option elected liabilities	646	(147)
Total other comprehensive income/(loss), after–tax	(9,483)	(6,945)
Comprehensive income	$(1,201)	$7,355
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated balance sheets (unaudited)

(in millions, except share data)	March 31, 2022	December 31, 2021
Assets
Cash and due from banks	$26,165	$26,438
Deposits with banks	728,367	714,396
Federal funds sold and securities purchased under resale agreements (included $298,339 and $252,720 at fair value)	301,875	261,698
Securities borrowed (included $87,276 and $81,463 at fair value)	224,852	206,071
Trading assets (included assets pledged of $120,758 and $102,710)	511,528	433,575
Available-for-sale securities (amortized cost of $322,122 and $308,254, net of allowance for credit losses; included assets pledged of $20,119 and $18,268)	312,875	308,525
Held-to-maturity securities (net of allowance for credit losses)	366,585	363,707
Investment securities, net of allowance for credit losses	679,460	672,232
Loans (included $48,463 and $58,820 at fair value)	1,073,285	1,077,714
Allowance for loan losses	(17,192)	(16,386)
Loans, net of allowance for loan losses	1,056,093	1,061,328
Accrued interest and accounts receivable	152,207	102,570
Premises and equipment	26,916	27,070
Goodwill, MSRs and other intangible assets	58,485	56,691
Other assets (included $16,532 and $14,753 at fair value and assets pledged of $8,075 and $5,298)	188,739	181,498
Total assets(a)	$3,954,687	$3,743,567
Liabilities
Deposits (included $10,443 and $11,333 at fair value)	$2,561,207	$2,462,303
Federal funds purchased and securities loaned or sold under repurchase agreements (included $146,112 and $126,435 at fair value)	223,858	194,340
Short-term borrowings (included $19,198 and $20,015 at fair value)	57,586	53,594
Trading liabilities	202,083	164,693
Accounts payable and other liabilities (included $8,019 and $5,651 at fair value)	320,671	262,755
Beneficial interests issued by consolidated VIEs (included $11 and $12 at fair value)	10,144	10,750
Long-term debt (included $70,704 and $74,934 at fair value)	293,239	301,005
Total liabilities(a)	3,668,788	3,449,440
Commitments and contingencies (refer to Notes 22, 23 and 24)
Stockholders’ equity
Preferred stock ($1 par value; authorized 200,000,000 shares; issued 3,283,750 and 3,483,750 shares)	32,838	34,838
Common stock ($1 par value; authorized 9,000,000,000 shares; issued 4,104,933,895 shares)	4,105	4,105
Additional paid-in capital	88,260	88,415
Retained earnings	277,177	272,268
Accumulated other comprehensive income	(9,567)	(84)
Treasury stock, at cost (1,167,883,429 and 1,160,784,750 shares)	(106,914)	(105,415)
Total stockholders’ equity	285,899	294,127
Total liabilities and stockholders’ equity	$3,954,687	$3,743,567
(a) The following table presents information on assets and liabilities related to VIEs that are consolidated by the Firm at March 31, 2022, and December 31, 2021. The assets of the consolidated VIEs are used to settle the liabilities of those entities. The holders of the beneficial interests generally do not have recourse to the general credit of JPMorgan Chase. The assets and liabilities in the table below include third-party assets and liabilities of consolidated VIEs and exclude intercompany balances that eliminate in consolidation. Refer to Note 13 for a further discussion.

(in millions)	March 31, 2022	December 31, 2021
Assets
Trading assets	$2,020	$2,010
Loans	31,966	33,024
All other assets	472	490
Total assets	$34,458	$35,524
Liabilities
Beneficial interests issued by consolidated VIEs	$10,144	$10,750
All other liabilities	253	245
Total liabilities	$10,397	$10,995
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of changes in stockholders’ equity (unaudited)

	Three months ended March 31,
(in millions, except per share data)	2022	2021
Preferred stock
Balance at the beginning of the period	$34,838	$30,063
Issuance	—	1,500
Redemption	(2,000)	—
Balance at March 31	32,838	31,563

Common stock
Balance at the beginning and end of the period	4,105	4,105

Additional paid-in capital
Balance at the beginning of the period	88,415	88,394
Shares issued and commitments to issue common stock for employee share-based compensation awards, and related tax effects	(155)	(363)
Other	—	(26)
Balance at March 31	88,260	88,005

Retained earnings
Balance at the beginning of the period	272,268	236,990
Net income	8,282	14,300
Dividends declared:
Preferred stock	(397)	(379)
Common stock ($1.00 and $0.90 per share)	(2,976)	(2,760)
Balance at March 31	277,177	248,151

Accumulated other comprehensive income/(loss)
Balance at the beginning of the period	(84)	7,986
Other comprehensive income/(loss), after-tax	(9,483)	(6,945)
Balance at March 31	(9,567)	1,041

Treasury stock, at cost
Balance at the beginning of the period	(105,415)	(88,184)
Repurchase	(2,500)	(4,999)
Reissuance	1,001	1,032
Balance at March 31	(106,914)	(92,151)

Total stockholders’ equity	$285,899	$280,714
The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

JPMorgan Chase & Co.
Consolidated statements of cash flows (unaudited)

	Three months ended March 31,
(in millions)	2022	2021
Operating activities
Net income	$8,282	$14,300
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	1,463	(4,156)
Depreciation and amortization	1,820	2,070
Deferred tax (benefit)/expense	(730)	998
Other	1,200	890
Originations and purchases of loans held-for-sale	(66,262)	(85,457)
Proceeds from sales, securitizations and paydowns of loans held-for-sale	75,558	75,547
Net change in:
Trading assets	(91,213)	(34,262)
Securities borrowed	(18,979)	(18,951)
Accrued interest and accounts receivable	(49,719)	(24,323)
Other assets	1,319	7,131
Trading liabilities	29,993	(7)
Accounts payable and other liabilities	64,738	23,559
Other operating adjustments	613	(1,211)
Net cash (used in) operating activities	(41,917)	(43,872)
Investing activities
Net change in:
Federal funds sold and securities purchased under resale agreements	(40,407)	23,791
Held-to-maturity securities:
Proceeds from paydowns and maturities	9,512	14,700
Purchases	(13,223)	(31,348)
Available-for-sale securities:
Proceeds from paydowns and maturities	11,291	14,096
Proceeds from sales	16,971	80,823
Purchases	(45,357)	(95,958)
Proceeds from sales and securitizations of loans held-for-investment	9,987	6,619
Other changes in loans, net	(18,185)	3,321
All other investing activities, net	(3,197)	(653)
Net cash provided by/(used in) investing activities	(72,608)	15,391
Financing activities
Net change in:
Deposits	99,691	120,501
Federal funds purchased and securities loaned or sold under repurchase agreements	29,600	88,844
Short-term borrowings	4,300	9,387
Beneficial interests issued by consolidated VIEs	52	(1,439)
Proceeds from long-term borrowings	20,651	24,162
Payments of long-term borrowings	(13,094)	(14,983)
Proceeds from issuance of preferred stock	—	1,500
Redemption of preferred stock	(2,000)	—
Treasury stock repurchased	(2,455)	(4,806)
Dividends paid	(3,430)	(3,193)
All other financing activities, net	(543)	(1,062)
Net cash provided by financing activities	132,772	218,911
Effect of exchange rate changes on cash and due from banks and deposits with banks	(4,549)	(6,967)
Net increase in cash and due from banks and deposits with banks	13,698	183,463
Cash and due from banks and deposits with banks at the beginning of the period	740,834	527,609
Cash and due from banks and deposits with banks at the end of the period	$754,532	$711,072
Cash interest paid	$1,088	$1,127
Cash income taxes paid, net	705	707

The Notes to Consolidated Financial Statements (unaudited) are an integral part of these statements.

Refer to the Glossary of Terms and Acronyms on pages 166-174 for definitions of terms and acronyms used throughout the Notes to Consolidated Financial Statements.

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
These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, and related notes thereto, included in JPMorgan Chase’s 2021 Form 10-K.
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
Refer to Notes 1 and 14 of JPMorgan Chase’s 2021 Form     10-K for a further description of JPMorgan Chase’s accounting policies regarding consolidation.
Offsetting assets and liabilities
U.S. GAAP permits entities to present derivative receivables and derivative payables with the same counterparty and the related cash collateral receivables and payables on a net basis on the Consolidated balance sheets when a legally enforceable master netting agreement exists. U.S. GAAP also permits securities financing activities to be presented on a net basis when specified conditions are met, including the existence of a legally enforceable master netting agreement. The Firm has elected to net such balances where it has determined that the specified conditions are met. Refer to Note 1 of JPMorgan Chase’s 2021 Form 10-K for further information on offsetting assets and liabilities.

Note 2 – Fair value measurement
Refer to Note 2 of JPMorgan Chase’s 2021 Form 10-K for a discussion of the Firm’s valuation methodologies for assets, liabilities and lending-related commitments measured at fair value and the fair value hierarchy.

The following table presents the assets and liabilities reported at fair value as of March 31, 2022, and December 31, 2021, by major product category and fair value hierarchy.

Assets and liabilities measured at fair value on a recurring basis
	Fair value hierarchy			Derivative netting adjustments(f)

March 31, 2022 (in millions)	Level 1	Level 2	Level 3		Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$298,339	$—	$—	$298,339
Securities borrowed	—	87,276	—	—	87,276
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	—	40,328	286	—	40,614
Residential – nonagency	—	2,301	10	—	2,311
Commercial – nonagency	—	1,695	10	—	1,705
Total mortgage-backed securities	—	44,324	306	—	44,630
U.S. Treasury, GSEs and government agencies(a)	70,115	9,120	—	—	79,235
Obligations of U.S. states and municipalities	—	7,067	7	—	7,074
Certificates of deposit, bankers’ acceptances and commercial paper	—	2,813	—	—	2,813
Non-U.S. government debt securities	39,150	48,129	133	—	87,412
Corporate debt securities	—	29,315	293	—	29,608
Loans	—	6,904	1,049	—	7,953
Asset-backed securities	—	3,117	28	—	3,145
Total debt instruments	109,265	150,789	1,816	—	261,870
Equity securities	125,057	1,248	663	—	126,968
Physical commodities(b)	7,574	17,815	—	—	25,389
Other	—	23,445	175	—	23,620
Total debt and equity instruments(c)	241,896	193,297	2,654	—	437,847
Derivative receivables:
Interest rate	7,352	251,399	3,058	(238,491)	23,318
Credit	—	12,027	578	(11,230)	1,375
Foreign exchange	268	209,463	1,114	(191,342)	19,503
Equity	—	68,876	3,994	(64,228)	8,642
Commodity	—	56,871	651	(36,724)	20,798
Total derivative receivables	7,620	598,636	9,395	(542,015)	73,636
Total trading assets(d)	249,516	791,933	12,049	(542,015)	511,483
Available-for-sale securities:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	—	89,900	—	—	89,900
Residential – nonagency	—	5,515	—	—	5,515
Commercial – nonagency	—	4,905	—	—	4,905
Total mortgage-backed securities	—	100,320	—	—	100,320
U.S. Treasury and government agencies	165,962	—	—	—	165,962
Obligations of U.S. states and municipalities	—	14,786	—	—	14,786
Non-U.S. government debt securities	5,507	10,794	—	—	16,301
Corporate debt securities	—	151	205	—	356
Asset-backed securities:
Collateralized loan obligations	—	10,473	—	—	10,473
Other	—	4,677	—	—	4,677
Total available-for-sale securities	171,469	141,201	205	—	312,875
Loans (e)	—	46,391	2,072	—	48,463
Mortgage servicing rights	—	—	7,294	—	7,294
Other assets(d)	9,020	6,371	341	—	15,732
Total assets measured at fair value on a recurring basis	$430,005	$1,371,511	$21,961	$(542,015)	$1,281,462
Deposits	$—	$8,322	$2,121	$—	$10,443
Federal funds purchased and securities loaned or sold under repurchase agreements	—	146,112	—	—	146,112
Short-term borrowings	—	17,052	2,146	—	19,198
Trading liabilities:
Debt and equity instruments(c)	108,958	35,281	41	—	144,280
Derivative payables:
Interest rate	5,344	228,527	2,691	(225,032)	11,530
Credit	—	11,317	534	(11,052)	799
Foreign exchange	292	207,398	1,038	(193,067)	15,661
Equity	—	74,450	6,577	(65,210)	15,817
Commodity	—	52,611	1,065	(39,680)	13,996
Total derivative payables	5,636	574,303	11,905	(534,041)	57,803
Total trading liabilities	114,594	609,584	11,946	(534,041)	202,083
Accounts payable and other liabilities	4,903	3,008	108	—	8,019
Beneficial interests issued by consolidated VIEs	—	11	—	—	11
Long-term debt	—	46,310	24,394	—	70,704
Total liabilities measured at fair value on a recurring basis	$119,497	$830,399	$40,715	$(534,041)	$456,570

	Fair value hierarchy			Derivative netting adjustments(f)

December 31, 2021 (in millions)	Level 1	Level 2	Level 3		Total fair value
Federal funds sold and securities purchased under resale agreements	$—	$252,720	$—	$—	$252,720
Securities borrowed	—	81,463	—	—	81,463
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	—	38,944	265	—	39,209
Residential – nonagency	—	2,358	28	—	2,386
Commercial – nonagency	—	1,506	10	—	1,516
Total mortgage-backed securities	—	42,808	303	—	43,111
U.S. Treasury, GSEs and government agencies(a)	68,527	9,181	—	—	77,708
Obligations of U.S. states and municipalities	—	7,068	7	—	7,075
Certificates of deposit, bankers’ acceptances and commercial paper	—	852	—	—	852
Non-U.S. government debt securities	26,982	44,581	81	—	71,644
Corporate debt securities	—	24,491	332	—	24,823
Loans	—	7,366	708	—	8,074
Asset-backed securities	—	2,668	26	—	2,694
Total debt instruments	95,509	139,015	1,457	—	235,981
Equity securities	86,904	1,741	662	—	89,307
Physical commodities(b)	5,357	20,788	—	—	26,145
Other	—	24,850	160	—	25,010
Total debt and equity instruments(c)	187,770	186,394	2,279	—	376,443
Derivative receivables:
Interest rate	1,072	267,493	2,020	(248,611)	21,974
Credit	—	9,321	518	(8,808)	1,031
Foreign exchange	134	168,590	855	(156,954)	12,625
Equity	—	65,139	3,492	(58,650)	9,981
Commodity	—	26,232	421	(15,183)	11,470
Total derivative receivables	1,206	536,775	7,306	(488,206)	57,081
Total trading assets(d)	188,976	723,169	9,585	(488,206)	433,524
Available-for-sale securities:
Mortgage-backed securities:
U.S. GSEs and government agencies(a)	4	72,539	—	—	72,543
Residential – nonagency	—	6,070	—	—	6,070
Commercial – nonagency	—	4,949	—	—	4,949
Total mortgage-backed securities	4	83,558	—	—	83,562
U.S. Treasury and government agencies	177,463	—	—	—	177,463
Obligations of U.S. states and municipalities	—	15,860	—	—	15,860
Non-U.S. government debt securities	5,430	10,779	—	—	16,209
Corporate debt securities	—	160	161	—	321
Asset-backed securities:
Collateralized loan obligations	—	9,662	—	—	9,662
Other	—	5,448	—	—	5,448
Total available-for-sale securities	182,897	125,467	161	—	308,525
Loans(e)	—	56,887	1,933	—	58,820
Mortgage servicing rights	—	—	5,494	—	5,494
Other assets(d)	9,558	4,139	306	—	14,003
Total assets measured at fair value on a recurring basis	$381,431	$1,243,845	$17,479	$(488,206)	$1,154,549
Deposits	$—	$9,016	$2,317	$—	$11,333
Federal funds purchased and securities loaned or sold under repurchase agreements	—	126,435	—	—	126,435
Short-term borrowings	—	17,534	2,481	—	20,015
Trading liabilities:
Debt and equity instruments(c)	87,831	26,716	30	—	114,577
Derivative payables:
Interest rate	981	237,714	2,036	(232,537)	8,194
Credit	—	10,468	444	(10,032)	880
Foreign exchange	123	174,349	1,274	(161,649)	14,097
Equity	—	72,609	7,118	(62,494)	17,233
Commodity	—	26,600	1,328	(18,216)	9,712
Total derivative payables	1,104	521,740	12,200	(484,928)	50,116
Total trading liabilities	88,935	548,456	12,230	(484,928)	164,693
Accounts payable and other liabilities	5,115	467	69	—	5,651
Beneficial interests issued by consolidated VIEs	—	12	—	—	12
Long-term debt	—	50,560	24,374	—	74,934
Total liabilities measured at fair value on a recurring basis	$94,050	$752,480	$41,471	$(484,928)	$403,073
(a)At March 31, 2022, and December 31, 2021, included total U.S. GSE obligations of $72.8 billion and $73.9 billion, respectively, which were mortgage-related.
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
(d)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient are not required to be classified in the fair value hierarchy. At March 31, 2022, and December 31, 2021, the fair values of these investments, which include certain hedge funds, private equity funds, real estate and other funds, were $845 million and $801 million, respectively. Included in these balances at March 31, 2022, and December 31, 2021, were trading assets of $45 million and $51 million, respectively, and other assets of $800 million and $750 million, respectively.
(e)At March 31, 2022, and December 31, 2021, included $15.1 billion and $26.2 billion, respectively, of residential first-lien mortgages, and $9.3 billion and $8.2 billion, respectively, of commercial first-lien mortgages. Residential mortgage loans include conforming mortgage loans originated with the intent to sell to U.S. GSEs and government agencies of $5.0 billion and $13.6 billion, respectively.
(f)As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists. The level 3 balances would be reduced if netting were applied, including the netting benefit associated with cash collateral.
Level 3 valuations
Refer to Note 2 of JPMorgan Chase’s 2021 Form 10-K for further information on the Firm’s valuation process and a detailed discussion of the determination of fair value for individual financial instruments.
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

Level 3 inputs(a)
March 31, 2022
Product/Instrument	Fair value (in millions)	Principal valuation technique	Unobservable inputs(g)	Range of input values			Average(i)
Residential mortgage-backed securities and loans(b)	$1,283	Discounted cash flows	Yield	0%	–	27%	5%
			Prepayment speed	0%	–	15%	13%
			Conditional default rate	0%	–	2%	0%
			Loss severity	0%	–	107%	3%
Commercial mortgage-backed securities and loans(c)	395	Market comparables	Price	$0	–	$102	$86
Corporate debt securities	498	Market comparables	Price	$0	–	$233	$95
Loans(d)	1,749	Market comparables	Price	$0	–	$109	$85
Non-U.S. government debt securities	133	Market comparables	Price	$5	–	$101	$87
Net interest rate derivatives	360	Option pricing	Interest rate volatility	11 bps	–	573 bps	118 bps
			Interest rate spread volatility	11 bps	–	23 bps	15 bps
			Interest rate correlation	(91)%	–	99%	18%
			IR-FX correlation	(35)%	–	65%	4%
	7	Discounted cash flows	Prepayment speed	0%	–	30%	6%
Net credit derivatives	(4)	Discounted cash flows	Credit correlation	30%	–	65%	47%
			Credit spread	1 bps	–	3,827 bps	429 bps
			Recovery rate	25%	–	70%	49%
	48	Market comparables	Price	$0	–	$115	$80
Net foreign exchange derivatives	172	Option pricing	IR-FX correlation	(40)%	–	65%	17%
	(96)	Discounted cash flows	Prepayment speed	9%			9%
			Interest rate curve	1%	–	29%	10%
Net equity derivatives	(2,583)	Option pricing	Forward equity price(h)	67%	–	131%	99%
			Equity volatility	4%	–	131%	33%
			Equity correlation	17%	–	100%	55%
			Equity-FX correlation	(77)%	–	59%	(27)%
			Equity-IR correlation	15%	–	50%	29%
Net commodity derivatives	(414)	Option pricing	Oil Commodity Forward	$85 / BBL	–	$96 / BBL	$91 / BBL
			Industrial metals commodity forward	$3,363 / MT	–	$4,242 / MT	$3,803 / MT
			Commodity volatility	4%	–	320%	162%
			Commodity correlation	(50)%	–	98%	24%
MSRs	7,294	Discounted cash flows	Refer to Note 14
Long-term debt, short-term borrowings, and deposits(e)	27,612	Option pricing	Interest rate volatility	11 bps	–	573 bps	118 bps
			Interest rate correlation	(91)%	–	99%	18%
			IR-FX correlation	(35)%	–	65%	4%
			Equity correlation	17%	–	100%	55%
			Equity-FX correlation	(77)%	–	59%	(27)%
			Equity-IR correlation	15%	–	50%	29%
	1,049	Discounted cash flows	Credit correlation	30%	–	65%	47%
Other level 3 assets and liabilities, net(f)	1,065
(a)The categories presented in the table have been aggregated based upon the product type, which may differ from their classification on the Consolidated balance sheets. Furthermore, the inputs presented for each valuation technique in the table are, in some cases, not applicable to every instrument valued using the technique as the characteristics of the instruments can differ.
(b)Comprises U.S. GSE and government agency securities of $286 million, nonagency securities of $10 million and non-trading loans of $987 million.
(c)Comprises nonagency securities of $10 million, trading loans of $40 million and non-trading loans of $345 million.
(d)Comprises trading loans of $1.0 billion and non-trading loans of $740 million.
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
(f)Includes equity securities of $850 million including $187 million in Other Assets, for which quoted prices are not readily available and the fair value is generally based on internal valuation techniques such as EBITDA multiples and comparable analysis. All other level 3 assets and liabilities are insignificant both individually and in aggregate.
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

Changes in and ranges of unobservable inputs
Refer to Note 2 of JPMorgan Chase’s 2021 Form 10-K for a discussion of the impact on fair value of changes in unobservable inputs and the relationships between unobservable inputs as well as a description of attributes of the underlying instruments and external market factors that affect the range of inputs used in the valuation of the Firm’s positions.
Changes in level 3 recurring fair value measurements
The following tables include a rollforward of the Consolidated balance sheets amounts (including changes in fair value) for financial instruments classified by the Firm within level 3 of the fair value hierarchy for the three months ended March 31, 2022 and 2021. When a determination is made to classify a financial instrument within level 3, the determination is based on the significance of the unobservable inputs to the overall fair value measurement. However, level 3 financial instruments typically include, in addition to the unobservable or level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. Also, the Firm risk-manages the observable components of level 3 financial instruments using securities and derivative positions that are classified within level 1 or 2 of the fair value hierarchy; as these level 1 and level 2 risk management instruments are not included below, the gains or losses in the following tables do not reflect the effect of the Firm’s risk management activities related to such level 3 instruments.

	Fair value measurements using significant unobservable inputs
Three months ended March 31, 2022 (in millions)	Fair value at Jan 1, 2022	Total realized/unrealized gains/(losses)						Transfers into level 3	Transfers (out of) level 3	Fair value at March 31, 2022	Change in unrealized gains/(losses) related to financial instruments held at March 31, 2022
				Purchases(g)	Sales		Settlements(h)
Assets:(a)
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	$265	$27		$22	$(7)		$(21)	$—	$—	$286	$26
Residential – nonagency	28	—		—	—		(11)	—	(7)	10	—
Commercial – nonagency	10	—		—	—		—	—	—	10	—
Total mortgage-backed securities	303	27		22	(7)		(32)	—	(7)	306	26
Obligations of U.S. states and municipalities	7	—		—	—		—	—	—	7	—
Non-U.S. government debt securities	81	(33)		228	(180)		—	37	—	133	(33)
Corporate debt securities	332	(19)		61	(59)		(37)	41	(26)	293	(20)
Loans	708	(4)		297	(98)		(7)	271	(118)	1,049	(4)
Asset-backed securities	26	—		1	—		—	4	(3)	28	—
Total debt instruments	1,457	(29)		609	(344)		(76)	353	(154)	1,816	(31)
Equity securities	662	(813)		223	(240)		—	853	(22)	663	(760)
Other	160	1		20	—		(5)	—	(1)	175	16
Total trading assets – debt and equity instruments	2,279	(841)	(c)	852	(584)		(81)	1,206	(177)	2,654	(775)	(c)
Net derivative receivables:(b)
Interest rate	(16)	233		126	(94)		151	(27)	(6)	367	422
Credit	74	67		4	(4)		(96)	(3)	2	44	66
Foreign exchange	(419)	345		132	(24)		70	(6)	(22)	76	364
Equity	(3,626)	730		498	(559)		443	(331)	262	(2,583)	838
Commodity	(907)	422		50	(137)		156	—	2	(414)	467
Total net derivative receivables	(4,894)	1,797	(c)	810	(818)		724	(367)	238	(2,510)	2,157	(c)
Available-for-sale securities:
Mortgage-backed securities	—	—		—	—		—	—	—	—	—
Corporate debt securities	161	27		17	—		—	—	—	205	27
Total available-for-sale securities	161	27	(d)	17	—		—	—	—	205	27	(d)
Loans	1,933	98	(c)	121	(5)		(281)	390	(184)	2,072	156	(c)
Mortgage servicing rights	5,494	959	(e)	1,130	(57)		(232)	—	—	7,294	959	(e)
Other assets	306	9	(c)	41	—		(17)	2	—	341	9	(c)

	Fair value measurements using significant unobservable inputs
Three months ended March 31, 2022 (in millions)	Fair value at Jan 1, 2022	Total realized/unrealized (gains)/losses						Transfers into level 3	Transfers (out of) level 3	Fair value at March 31, 2022	Change in unrealized (gains)/losses related to financial instruments held at March 31, 2022
				Purchases	Sales	Issuances	Settlements(h)
Liabilities:(a)
Deposits	$2,317	$(142)	(c)(f)	$—	$—	$108	$(48)	$—	$(114)	$2,121	$(143)	(c)(f)
Short-term borrowings	2,481	(401)	(c)(f)	—	—	1,423	(1,347)	1	(11)	2,146	(153)	(c)(f)
Trading liabilities – debt and equity instruments	30	(17)	(c)	(14)	30	—	—	14	(2)	41	31	(c)
Accounts payable and other liabilities	69	(4)	(c)	—	42	—	—	1	—	108	(4)	(c)
Beneficial interests issued by consolidated VIEs	—	—		—	—	—	—	—	—	—	—
Long-term debt	24,374	(1,668)	(c)(f)	—	—	4,050	(2,476)	263	(149)	24,394	(1,575)	(c)(f)

	Fair value measurements using significant unobservable inputs
Three months ended March 31, 2021 (in millions)	Fair value at Jan 1, 2021	Total realized/unrealized gains/(losses)						Transfers into level 3	Transfers (out of) level 3	Fair value at March 31, 2021	Change in unrealized gains/(losses) related to financial instruments held at March 31, 2021
				Purchases(g)	Sales		Settlements(h)
Assets:(a)
Trading assets:
Debt instruments:
Mortgage-backed securities:
U.S. GSEs and government agencies	$449	$23		$6	$(48)		$(33)		$—	$397	$22
Residential – nonagency	28	1		9	(3)		(2)		(1)	32	—
Commercial – nonagency	3	—		—	(1)		—		—	2	—
Total mortgage-backed securities	480	24		15	(52)		(35)	—	(1)	431	22
Obligations of U.S. states and municipalities	8	—		—	—		—	—	—	8	—
Non-U.S. government debt securities	182	(9)		118	(107)		(7)	—	—	177	(9)
Corporate debt securities	507	(15)		91	(146)		—	85	(152)	370	(14)
Loans	893	7		272	(152)		(1)	90	(277)	832	8
Asset-backed securities	28	(1)		28	(3)		—	2	—	54	(1)
Total debt instruments	2,098	6		524	(460)		(43)	177	(430)	1,872	6
Equity securities	476	(5)		230	(43)		—	54	(24)	688	3
Other	49	41		65	—		(29)	—	(4)	122	36
Total trading assets – debt and equity instruments	2,623	42	(c)	819	(503)		(72)	231	(458)	2,682	45	(c)
Net derivative receivables:(b)
Interest rate	258	445		53	(93)		(534)	57	(37)	149	313
Credit	(224)	183		1	(2)		27	(3)	14	(4)	168
Foreign exchange	(434)	(200)		2	(6)		111	10	(22)	(539)	(214)
Equity	(3,862)	23		194	(838)		126	110	413	(3,834)	(213)
Commodity	(731)	(246)		4	(213)		279	(1)	(3)	(911)	(145)
Total net derivative receivables	(4,993)	205	(c)	254	(1,152)		9	173	365	(5,139)	(91)	(c)
Available-for-sale securities:
Mortgage-backed securities	—	—		—	—		—	—	—	—	—
Corporate debt securities	—	—		—	—		—	—	—	—	—
Total available-for-sale securities	—	—	(d)	—	—		—	—	—	—	—	(d)
Loans	2,305	(73)	(c)	67	(190)		(201)	155	(240)	1,823	(112)	(c)
Mortgage servicing rights	3,276	797	(e)	583	1		(187)	—	—	4,470	797	(e)
Other assets	538	13	(c)	3	(18)		(25)	—	—	511	12	(c)

	Fair value measurements using significant unobservable inputs
Three months ended March 31, 2021 (in millions)	Fair value at Jan 1, 2021	Total realized/unrealized (gains)/losses						Transfers into level 3	Transfers (out of) level 3	Fair value at March 31, 2021	Change in unrealized (gains)/losses related to financial instruments held at March 31, 2021
				Purchases	Sales	Issuances	Settlements(h)
Liabilities:(a)
Deposits	$2,913	$(103)	(c)(f)	$—	$—	$69	$(95)	$1	$(133)	$2,652	$(105)	(c)(f)
Short-term borrowings	2,420	(113)	(c)(f)	—	—	2,918	(1,506)	—	(55)	3,664	(27)	(c)(f)
Trading liabilities – debt and equity instruments	51	(3)	(c)	(65)	21	—	—	59	(3)	60	—
Accounts payable and other liabilities	68	(1)	(c)	—	1	—	—	—	(7)	61	(1)	(c)
Beneficial interests issued by consolidated VIEs	—	—		—	—	—	—	—	—	—	—
Long-term debt	23,397	(308)	(c)(f)	—	—	3,465	(3,649)	11	(341)	22,575	(324)	(c)(f)
(a)Level 3 assets at fair value as a percentage of total Firm assets at fair value (including assets measured at fair value on a nonrecurring basis) were 2% and 2% at March 31, 2022 and December 31, 2021, respectively. Level 3 liabilities at fair value as a percentage of total Firm liabilities at fair value (including liabilities measured at fair value on a nonrecurring basis) were 9% and 10% at March 31, 2022 and December 31, 2021, respectively.

(b)All level 3 derivatives are presented on a net basis, irrespective of the underlying counterparty.
(c)Predominantly reported in principal transactions revenue, except for changes in fair value for CCB mortgage loans and lending-related commitments originated with the intent to sell, and mortgage loan purchase commitments, which are reported in mortgage fees and related income.
(d)Realized gains/(losses) on AFS securities are reported in investment securities gains/(losses). Unrealized gains/(losses) are reported in OCI. There were no realized gains/(losses) recorded in income on AFS securities for the three months ended March 31, 2022 and 2021, respectively. Unrealized gains/(losses) recorded on AFS securities in OCI were $27 million and zero for the three months ended March 31, 2022 and 2021, respectively.
(e)Changes in fair value for MSRs are reported in mortgage fees and related income.
(f)Realized (gains)/losses due to DVA for fair value option elected liabilities are reported in principal transactions revenue, and were not material for the three months ended March 31, 2022 and 2021. Unrealized (gains)/losses are reported in OCI, and were $(229) million and $(22) million for the three months ended March 31, 2022 and 2021, respectively.
(g)Loan originations are included in purchases.
(h)Includes financial assets and liabilities that have matured, been partially or fully repaid, impacts of modifications, deconsolidations associated with beneficial interests in VIEs and other items.
Level 3 analysis
Consolidated balance sheets changes
The following describes significant changes to level 3 assets since December 31, 2021, for those items measured at fair value on a recurring basis. Refer to Assets and liabilities measured at fair value on a nonrecurring basis on page 95 for further information on changes impacting items measured at fair value on a nonrecurring basis.
Three months ended March 31, 2022
Level 3 assets were $22.0 billion at March 31, 2022, reflecting an increase of $4.5 billion from December 31, 2021.
The increase for the three months ended March 31, 2022 was largely driven by:
•$1.0 billion increase in gross interest rate derivative receivables due to gains.
•$1.8 billion increase in MSRs.
Refer to Note 14 for information on MSRs.
Refer to the sections below for additional information.
Transfers between levels for instruments carried at fair value on a recurring basis
For the three months ended March 31, 2022, significant transfers from level 2 into level 3 included the following:
•$1.2 billion of total debt and equity instruments, largely due to equity securities of $853 million driven by a decrease in observability as a result of restricted access to certain markets.
For the three months ended March 31, 2022, there were no significant transfers from level 3 into level 2.
For the three months ended March 31, 2021, there were no significant transfers from level 2 into level 3 or from level 3 into level 2.
All transfers are based on changes in the observability and/or significance of the valuation inputs and are assumed to occur at the beginning of the quarterly reporting period in which they occur.
Gains and losses
The following describes significant components of total realized/unrealized gains/(losses) for instruments measured at fair value on a recurring basis for the periods indicated. These amounts exclude any effects of the Firm’s risk management activities where the financial instruments are classified as level 1 and 2 of the fair value hierarchy. Refer to Changes in level 3 recurring fair value measurements rollforward tables on pages 91-94 for further information on these instruments.
Three months ended March 31, 2022
•$2.0 billion of net gains on assets, predominantly driven by gains in net equity derivative receivables due to market movements and MSRs reflecting lower prepayment speeds on higher rates.
•$2.2 billion of net gains on liabilities, largely driven by gains in long-term debt due to market movements.
Three months ended March 31, 2021
•$984 million of net gains on assets, driven by MSRs reflecting lower prepayment speeds on higher rates.
•$528 million of net gains on liabilities, largely driven by market movements in long-term debt.
Refer to Note 14 for additional information on MSRs.
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

	Three months ended March 31,
(in millions)	2022	2021
Credit and funding adjustments:
Derivatives CVA	$(312)	$240
Derivatives FVA	(58)	105
Refer to Note 2 of JPMorgan Chase’s 2021 Form 10-K for further information about both credit and funding adjustments, as well as information about valuation adjustments on fair value option elected liabilities.

Assets and liabilities measured at fair value on a nonrecurring basis
The following tables present the assets and liabilities held as of March 31, 2022 and 2021, for which nonrecurring fair value adjustments were recorded during the three months ended March 31, 2022 and 2021, by major product category and fair value hierarchy.

	Fair value hierarchy				Total fair value
March 31, 2022 (in millions)	Level 1	Level 2	Level 3
Loans	$—	$874	$417	(b)	$1,291
Other assets(a)	—	15	802		817
Total assets measured at fair value on a nonrecurring basis	$—	$889	$1,219		$2,108
Accounts payable and other liabilities	—	—	28		28
Total liabilities measured at fair value on a nonrecurring basis	$—	$—	$28		$28

	Fair value hierarchy			Total fair value
March 31, 2021 (in millions)	Level 1	Level 2	Level 3
Loans	$—	$1,857	$303	$2,160
Other assets	—	12	370	382
Total assets measured at fair value on a nonrecurring basis	$—	$1,869	$673	$2,542
Accounts payable and other liabilities	—	—	14	14
Total liabilities measured at fair value on a nonrecurring basis	$—	$—	$14	$14
(a)Primarily includes equity securities without readily determinable fair values that were adjusted based on observable price changes in orderly transactions from an identical or similar investment of the same issuer (measurement alternative). Of the $802 million in level 3 assets measured at fair value on a nonrecurring basis as of March 31, 2022, $754 million related to equity securities adjusted based on the measurement alternative. These equity securities are classified as level 3 due to the infrequency of the observable prices and/or the restrictions on the shares.
(b)Of the $417 million in level 3 assets measured at fair value on a nonrecurring basis as of March 31, 2022, $34 million related to residential real estate loans carried at the net realizable value of the underlying collateral (e.g., collateral-dependent loans). These amounts are classified as level 3 as they are valued using information from broker’s price opinions, appraisals and automated valuation models and discounted based upon the Firm’s experience with actual liquidation values. These discounts ranged from 13% to 51% with a weighted average of 24%.
Nonrecurring fair value changes
The following table presents the total change in value of assets and liabilities for which fair value adjustments have been recognized for the three months ended March 31, 2022 and 2021, related to assets and liabilities held at those dates.

	Three months ended March 31,
(in millions)	2022	2021
Loans	$(18)	$(33)
Other assets(a)	360	2
Accounts payable and other liabilities	(24)	(3)
Total nonrecurring fair value gains/(losses)	$318	$(34)
(a)Included $376 million and $6 million for the three months ended March 31, 2022 and 2021, respectively, of net gains/(losses) as a result of the measurement alternative.
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
The following table presents the carrying value of equity securities without readily determinable fair values held as of March 31, 2022 and 2021, that are measured under the measurement alternative and the related adjustments recorded during the periods presented for those securities with observable price changes. These securities are included in the nonrecurring fair value tables when applicable price changes are observable.

	Three months ended
	March 31
As of or for the period ended,
(in millions)	2022	2021
Other assets
Carrying value(a)	$4,131	$2,302
Upward carrying value changes(b)	387	7
Downward carrying value changes/impairment(c)	(11)	(1)
(a)The carrying value as of December 31, 2021 was $3.6 billion. The period-end carrying values reflect cumulative purchases and sales in addition to upward and downward carrying value changes.
(b)The cumulative upward carrying value changes between January 1, 2018 and March 31, 2022 were $1.4 billion.
(c)The cumulative downward carrying value changes/impairment between January 1, 2018 and March 31, 2022 were $(380) million.
Included in other assets above is the Firm’s interest in approximately 40 million Visa Class B common shares, recorded at a nominal carrying value. These shares are subject to certain transfer restrictions currently and will be convertible into Visa Class A common shares upon final resolution of certain litigation matters involving Visa. The conversion rate of Visa Class B common shares into Visa Class A common shares is 1.6181 at March 31, 2022, and may be adjusted by Visa depending on developments related to the litigation matters.

Additional disclosures about the fair value of financial instruments that are not carried on the Consolidated balance sheets at fair value
The following table presents, by fair value hierarchy classification, the carrying values and estimated fair values at March 31, 2022, and December 31, 2021, of financial assets and liabilities, excluding financial instruments that are carried at fair value on a recurring basis, and their classification within the fair value hierarchy.

	March 31, 2022					December 31, 2021
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value	Level 1	Level 2	Level 3	Total estimated fair value
Financial assets
Cash and due from banks	$26.2	$26.2	$—	$—	$26.2	$26.4	$26.4	$—	$—	$26.4
Deposits with banks	728.4	728.4	—	—	728.4	714.4	714.4	—	—	714.4
Accrued interest and accounts receivable	151.4	—	151.3	0.1	151.4	102.1	—	102.0	0.1	102.1
Federal funds sold and securities purchased under resale agreements	3.5	—	3.5	—	3.5	9.0	—	9.0	—	9.0
Securities borrowed	137.6	—	137.6	—	137.6	124.6	—	124.6	—	124.6
Investment securities, held-to-maturity	366.6	177.5	173.0	—	350.5	363.7	183.3	179.3	—	362.6
Loans, net of allowance for loan losses(a)	1,007.6	—	198.9	814.4	1,013.3	1,002.5	—	202.1	821.1	1,023.2
Other	104.2	—	102.0	2.3	104.3	98.7	—	97.4	1.4	98.8
Financial liabilities
Deposits	$2,550.8	$—	$2,550.8	$—	$2,550.8	$2,451.0	$—	$2,451.0	$—	$2,451.0
Federal funds purchased and securities loaned or sold under repurchase agreements	77.7	—	77.7	—	77.7	67.9	—	67.9	—	67.9
Short-term borrowings	38.4	—	38.4	—	38.4	33.6	—	33.6	—	33.6
Accounts payable and other liabilities	283.6	—	278.0	5.0	283.0	217.6	—	212.1	4.9	217.0
Beneficial interests issued by consolidated VIEs	10.1	—	10.1	—	10.1	10.7	—	10.8	—	10.8
Long-term debt	222.5	—	221.7	3.1	224.8	226.0	—	229.5	3.1	232.6
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

	March 31, 2022					December 31, 2021
		Estimated fair value hierarchy					Estimated fair value hierarchy
(in billions)	Carrying value(a) (b)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying value(a) (b)	Level 1	Level 2	Level 3	Total estimated fair value
Wholesale lending-related commitments	$2.3	$—	$—	$2.9	$2.9	$2.1	$—	$—	$2.9	$2.9
(a)Excludes the current carrying values of the guarantee liability and the offsetting asset, each of which is recognized at fair value at the inception of the guarantees.
(b)Includes the wholesale allowance for lending-related commitments.
The Firm does not estimate the fair value of consumer off-balance sheet lending-related commitments. In many cases, the Firm can reduce or cancel these commitments by providing the borrower notice or, in some cases as permitted by law, without notice. Refer to page 171 of JPMorgan Chase’s 2021 Form 10-K for a further discussion of the valuation of lending-related commitments.

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
The Firm’s election of fair value includes the following instruments:
•Loans purchased or originated as part of securitization warehousing activity, subject to bifurcation accounting, or managed on a fair value basis, including lending-related commitments
•Certain securities financing agreements
•Owned beneficial interests in securitized financial assets that contain embedded credit derivatives, which would otherwise be required to be separately accounted for as a derivative instrument
•Structured notes and other hybrid instruments, which are predominantly financial instruments that contain embedded derivatives, that are issued or transacted as part of client-driven activities
•Certain long-term beneficial interests issued by CIB’s consolidated securitization trusts where the underlying assets are carried at fair value
Changes in fair value under the fair value option election
The following table presents the changes in fair value included in the Consolidated statements of income for the three months ended March 31, 2022 and 2021, for items for which the fair value option was elected. The profit and loss information presented below only includes the financial instruments that were elected to be measured at fair value; related risk management instruments, which are required to be measured at fair value, are not included in the table.

	Three months ended March 31,
	2022				2021
(in millions)	Principal transactions	All other income		Total changes in fair value recorded (e)	Principal transactions		All other income		Total changes in fair value recorded (e)
Federal funds sold and securities purchased under resale agreements	$(230)	$—		$(230)	$(12)		$—		$(12)
Securities borrowed	(198)	—		(198)	(70)		—		(70)
Trading assets:
Debt and equity instruments, excluding loans	344	—		344	623	(f)	—		623
Loans reported as trading assets:
Changes in instrument-specific credit risk	(6)	—		(6)	204		—		204
Other changes in fair value	(11)	—		(11)	(1)		—		(1)
Loans:
Changes in instrument-specific credit risk	6	12	(c)	18	237		1	(c)	238
Other changes in fair value	(719)	(514)	(c)	(1,233)	(250)		340	(c)	90
Other assets	11	(3)	(d)	8	19		(19)	(d)	—
Deposits(a)	402	—		402	167		—		167
Federal funds purchased and securities loaned or sold under repurchase agreements	82	—		82	34		—		34
Short-term borrowings(a)	302	—		302	(122)		—		(122)
Trading liabilities	(66)	—		(66)	—		—		—
Beneficial interests issued by consolidated VIEs	(1)	—		(1)	—		—		—
Other liabilities	3	—		3	1		—		1
Long-term debt(a)(b)	3,960	19	(c)(d)	3,979	1,247		(5)	(c)(d)	1,242
(a)Unrealized gains/(losses) due to instrument-specific credit risk (DVA) for liabilities for which the fair value option has been elected are recorded in OCI, while realized gains/(losses) are recorded in principal transactions revenue. Realized gains/(losses) due to instrument-specific credit risk recorded in principal transactions revenue were $(8) million and $(2) million for the three months ended March 31, 2022 and 2021, respectively.
(b)Long-term debt measured at fair value predominantly relates to structured notes. Although the risk associated with the structured notes is actively managed, the gains/(losses) reported in this table do not include the income statement impact of the risk management instruments used to manage such risk.
(c)Reported in mortgage fees and related income.
(d)Reported in other income.
(e)Changes in fair value exclude contractual interest, which is included in interest income and interest expense for all instruments other than certain hybrid financial instruments in CIB. Refer to Note 6 for further information regarding interest income and interest expense.
(f)Prior-period amounts have been revised to conform with the current presentation.

Difference between aggregate fair value and aggregate remaining contractual principal balance outstanding
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of March 31, 2022, and December 31, 2021, for loans, long-term debt and long-term beneficial interests for which the fair value option has been elected.

	March 31, 2022				December 31, 2021
(in millions)	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding	Contractual principal outstanding		Fair value	Fair value over/(under) contractual principal outstanding
Loans
Nonaccrual loans
Loans reported as trading assets	$2,988		$493	$(2,495)	$3,263		$546	$(2,717)
Loans	1,024		915	(109)	918		797	(121)
Subtotal	4,012		1,408	(2,604)	4,181		1,343	(2,838)
90 or more days past due and government guaranteed
Loans(a)	292		284	(8)	293		281	(12)
All other performing loans(b)
Loans reported as trading assets	8,908		7,460	(1,448)	8,594		7,528	(1,066)
Loans	48,378		47,264	(1,114)	57,695		57,742	47
Subtotal	57,286		54,724	(2,562)	66,289		65,270	(1,019)
Total loans	$61,590		$56,416	$(5,174)	$70,763		$66,894	$(3,869)
Long-term debt
Principal-protected debt	$35,336	(d)	$30,307	$(5,029)	$35,957	(d)	$33,799	$(2,158)
Nonprincipal-protected debt(c)	NA		40,397	NA	NA		41,135	NA
Total long-term debt	NA		$70,704	NA	NA		$74,934	NA
Long-term beneficial interests
Nonprincipal-protected debt(c)	NA		$11	NA	NA		$12	NA
Total long-term beneficial interests	NA		$11	NA	NA		$12	NA
(a)These balances are excluded from nonaccrual loans as the loans are insured and/or guaranteed by U.S. government agencies.
(b)There were no performing loans that were ninety days or more past due as of March 31, 2022, and December 31, 2021, respectively.
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
At March 31, 2022, and December 31, 2021, the contractual amount of lending-related commitments for which the fair value option was elected was $11.7 billion and $11.9 billion, respectively, with a corresponding fair value of $56 million and $10 million, respectively. Refer to Note 28 of JPMorgan Chase’s 2021 Form 10-K, and Note 22 of this Form 10-Q for further information regarding off-balance sheet lending-related financial instruments.

Structured note products by balance sheet classification and risk component
The following table presents the fair value of structured notes, by balance sheet classification and the primary risk type.

	March 31, 2022					December 31, 2021
(in millions)	Long-term debt	Short-term borrowings	Deposits		Total	Long-term debt	Short-term borrowings	Deposits		Total
Risk exposure
Interest rate	$31,470	$99	$5,507		$37,076	$34,127	$1	$4,860		$38,988
Credit	5,756	638	—		6,394	6,352	858	—		7,210
Foreign exchange	3,152	297	200		3,649	3,386	315	1,066		4,767
Equity	28,422	6,761	4,476		39,659	29,317	6,827	5,125		41,269
Commodity	556	—	3	(a)	559	405	—	3	(a)	408
Total structured notes	$69,356	$7,795	$10,186		$87,337	$73,587	$8,001	$11,054		$92,642
(a)Excludes deposits linked to precious metals for which the fair value option has not been elected of $629 million and $692 million for the periods ended March 31, 2022 and December 31, 2021, respectively.

Note 4 – Derivative instruments
JPMorgan Chase makes markets in derivatives for clients and also uses derivatives to hedge or manage its own risk exposures. Refer to Note 5 of JPMorgan Chase’s 2021 Form 10-K for a further discussion of the Firm’s use of and accounting policies regarding derivative instruments.
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

The following table outlines the Firm’s primary uses of derivatives and the related hedge accounting designation or disclosure category.

Type of Derivative	Use of Derivative	Designation and disclosure	Affected segment or unit	10-Q page reference
Manage specifically identified risk exposures in qualifying hedge accounting relationships:
•Interest rate	Hedge fixed rate assets and liabilities	Fair value hedge	Corporate	107-108
•Interest rate	Hedge floating-rate assets and liabilities	Cash flow hedge	Corporate	109
•Foreign exchange	Hedge foreign currency-denominated assets and liabilities	Fair value hedge	Corporate	107-108
•Foreign exchange	Hedge foreign currency-denominated forecasted revenue and expense	Cash flow hedge	Corporate	109
•Foreign exchange	Hedge the value of the Firm’s investments in non-U.S. dollar functional currency entities	Net investment hedge	Corporate	109
•Commodity	Hedge commodity inventory	Fair value hedge	CIB, AWM	107-108
Manage specifically identified risk exposures not designated in qualifying hedge accounting relationships:
•Interest rate	Manage the risk associated with mortgage commitments, warehouse loans and MSRs	Specified risk management	CCB	110
•Credit	Manage the credit risk associated with wholesale lending exposures	Specified risk management	CIB	110
•Interest rate and foreign exchange	Manage the risk associated with certain other specified assets and liabilities	Specified risk management	Corporate	110
Market-making derivatives and other activities:
•Various	Market-making and related risk management	Market-making and other	CIB	110
•Various	Other derivatives	Market-making and other	CIB, AWM, Corporate	110

Notional amount of derivative contracts
The following table summarizes the notional amount of free-standing derivative contracts outstanding as of March 31, 2022, and December 31, 2021.

	Notional amounts(b)
(in billions)	March 31, 2022	December 31, 2021
Interest rate contracts
Swaps	$31,216	$24,075
Futures and forwards	3,906	2,520
Written options	3,257	3,018
Purchased options	3,398	3,188
Total interest rate contracts	41,777	32,801
Credit derivatives(a)	1,504	1,053
Foreign exchange contracts
Cross-currency swaps	4,124	4,112
Spot, futures and forwards	8,649	7,679
Written options	841	741
Purchased options	823	727
Total foreign exchange contracts	14,437	13,259
Equity contracts
Swaps	656	612
Futures and forwards	149	139
Written options	705	654
Purchased options	657	598
Total equity contracts	2,167	2,003
Commodity contracts
Swaps	221	185
Spot, futures and forwards	260	188
Written options	137	135
Purchased options	108	111
Total commodity contracts	726	619
Total derivative notional amounts	$60,611	$49,735
(a)Refer to the Credit derivatives discussion on page 111 for more information on volumes and types of credit derivative contracts.
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

Impact of derivatives on the Consolidated balance sheets
The following table summarizes information on derivative receivables and payables (before and after netting adjustments) that are reflected on the Firm’s Consolidated balance sheets as of March 31, 2022, and December 31, 2021, by accounting designation (e.g., whether the derivatives were designated in qualifying hedge accounting relationships or not) and contract type.

Free-standing derivative receivables and payables(a)
	Gross derivative receivables				Gross derivative payables
March 31, 2022 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables(b)	Not designated as hedges	Designated as hedges	Total derivative payables	Net derivative payables(b)
Trading assets and liabilities
Interest rate	$261,796	$13	$261,809	$23,318	$236,562	$—	$236,562	$11,530
Credit	12,605	—	12,605	1,375	11,851	—	11,851	799
Foreign exchange	210,358	487	210,845	19,503	207,071	1,657	208,728	15,661
Equity	72,870	—	72,870	8,642	81,027	—	81,027	15,817
Commodity	53,042	4,480	57,522	20,798	47,621	6,055	53,676	13,996
Total fair value of trading assets and liabilities	$610,671	$4,980	$615,651	$73,636	$584,132	$7,712	$591,844	$57,803

	Gross derivative receivables				Gross derivative payables
December 31, 2021 (in millions)	Not designated as hedges	Designated as hedges	Total derivative receivables	Net derivative receivables(b)	Not designated as hedges	Designated as hedges	Total derivative payables	Net derivative payables(b)
Trading assets and liabilities
Interest rate	$270,562	$23	$270,585	$21,974	$240,731	$—	$240,731	$8,194
Credit	9,839	—	9,839	1,031	10,912	—	10,912	880
Foreign exchange	169,186	393	169,579	12,625	174,622	1,124	175,746	14,097
Equity	68,631	—	68,631	9,981	79,727	—	79,727	17,233
Commodity	21,233	5,420	26,653	11,470	20,837	7,091	27,928	9,712
Total fair value of trading assets and liabilities	$539,451	$5,836	$545,287	$57,081	$526,829	$8,215	$535,044	$50,116
(a)Balances exclude structured notes for which the fair value option has been elected. Refer to Note 3 for further information.
(b)As permitted under U.S. GAAP, the Firm has elected to net derivative receivables and derivative payables and the related cash collateral receivables and payables when a legally enforceable master netting agreement exists.

Derivatives netting
The following tables present, as of March 31, 2022, and December 31, 2021, gross and net derivative receivables and payables by contract and settlement type. Derivative receivables and payables, as well as the related cash collateral from the same counterparty, have been netted on the Consolidated balance sheets where the Firm has obtained an appropriate legal opinion with respect to the master netting agreement. Where such a legal opinion has not been either sought or obtained, amounts are not eligible for netting on the Consolidated balance sheets, and those derivative receivables and payables are shown separately in the tables below.
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

	March 31, 2022				December 31, 2021
(in millions)	Gross derivative receivables	Amounts netted on the Consolidated balance sheets	Net derivative receivables		Gross derivative receivables	Amounts netted on the Consolidated balance sheets	Net derivative receivables
U.S. GAAP nettable derivative receivables
Interest rate contracts:
Over-the-counter (“OTC”)	$223,414	$(205,472)	$17,942		$251,953	$(234,283)	$17,670
OTC–cleared	32,056	(31,362)	694		14,144	(13,839)	305
Exchange-traded(a)	1,884	(1,657)	227		498	(489)	9
Total interest rate contracts	257,354	(238,491)	18,863		266,595	(248,611)	17,984
Credit contracts:
OTC	9,881	(8,732)	1,149		8,035	(7,177)	858
OTC–cleared	2,559	(2,498)	61		1,671	(1,631)	40
Total credit contracts	12,440	(11,230)	1,210		9,706	(8,808)	898
Foreign exchange contracts:
OTC	206,538	(190,877)	15,661		166,185	(156,251)	9,934
OTC–cleared	470	(463)	7		789	(703)	86
Exchange-traded(a)	13	(2)	11		6	—	6
Total foreign exchange contracts	207,021	(191,342)	15,679		166,980	(156,954)	10,026
Equity contracts:
OTC	30,059	(28,272)	1,787		25,704	(23,977)	1,727
Exchange-traded(a)	37,223	(35,956)	1,267		36,095	(34,673)	1,422
Total equity contracts	67,282	(64,228)	3,054		61,799	(58,650)	3,149
Commodity contracts:
OTC	31,841	(14,741)	17,100		15,063	(6,868)	8,195
OTC–cleared	78	(78)	—		49	(49)	—
Exchange-traded(a)	21,958	(21,905)	53		8,279	(8,266)	13
Total commodity contracts	53,877	(36,724)	17,153		23,391	(15,183)	8,208
Derivative receivables with appropriate legal opinion	597,974	(542,015)	55,959	(d)	528,471	(488,206)	40,265	(d)
Derivative receivables where an appropriate legal opinion has not been either sought or obtained	17,677		17,677		16,816		16,816
Total derivative receivables recognized on the Consolidated balance sheets	$615,651		$73,636		$545,287		$57,081
Collateral not nettable on the Consolidated balance sheets(b)(c)			(15,166)				(10,102)
Net amounts			$58,470				$46,979

	March 31, 2022				December 31, 2021
(in millions)	Gross derivative payables	Amounts netted on the Consolidated balance sheets	Net derivative payables		Gross derivative payables	Amounts netted on the Consolidated balance sheets	Net derivative payables
U.S. GAAP nettable derivative payables
Interest rate contracts:
OTC	$199,222	$(190,721)	$8,501		$223,576	$(216,757)	$6,819
OTC–cleared	34,473	(33,526)	947		15,695	(15,492)	203
Exchange-traded(a)	803	(785)	18		292	(288)	4
Total interest rate contracts	234,498	(225,032)	9,466		239,563	(232,537)	7,026
Credit contracts:
OTC	9,179	(8,741)	438		9,021	(8,421)	600
OTC–cleared	2,375	(2,311)	64		1,679	(1,611)	68
Total credit contracts	11,554	(11,052)	502		10,700	(10,032)	668
Foreign exchange contracts:
OTC	204,394	(192,598)	11,796		171,610	(160,946)	10,664
OTC–cleared	480	(468)	12		706	(703)	3
Exchange-traded(a)	13	(1)	12		7	—	7
Total foreign exchange contracts	204,887	(193,067)	11,820		172,323	(161,649)	10,674
Equity contracts:
OTC	33,490	(29,263)	4,227		31,379	(27,830)	3,549
Exchange-traded(a)	40,460	(35,947)	4,513		40,621	(34,664)	5,957
Total equity contracts	73,950	(65,210)	8,740		72,000	(62,494)	9,506
Commodity contracts:
OTC	24,898	(16,804)	8,094		14,874	(9,667)	5,207
OTC–cleared	89	(89)	—		73	(73)	—
Exchange-traded(a)	24,598	(22,787)	1,811		8,954	(8,476)	478
Total commodity contracts	49,585	(39,680)	9,905		23,901	(18,216)	5,685
Derivative payables with appropriate legal opinion	574,474	(534,041)	40,433	(d)	518,487	(484,928)	33,559	(d)
Derivative payables where an appropriate legal opinion has not been either sought or obtained	17,370		17,370		16,557		16,557
Total derivative payables recognized on the Consolidated balance sheets	$591,844		$57,803		$535,044		$50,116
Collateral not nettable on the Consolidated balance sheets(b)(c)			(4,627)				(5,872)
Net amounts			$53,176				$44,244
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
(d)Net derivatives receivable included cash collateral netted of $68.5 billion and $67.6 billion at March 31, 2022, and December 31, 2021, respectively. Net derivatives payable included cash collateral netted of $60.6 billion and $64.3 billion at March 31, 2022, and December 31, 2021, respectively. Derivative cash collateral relates to OTC and OTC-cleared derivative instruments.

Liquidity risk and credit-related contingent features
Refer to Note 5 of JPMorgan Chase’s 2021 Form 10-K for a more detailed discussion of liquidity risk and credit-related contingent features related to the Firm’s derivative contracts.
The following table shows the aggregate fair value of net derivative payables related to OTC and OTC-cleared derivatives that contain contingent collateral or termination features that may be triggered upon a ratings downgrade, and the associated collateral the Firm has posted in the normal course of business, at March 31, 2022, and December 31, 2021.

OTC and OTC-cleared derivative payables containing downgrade triggers
(in millions)	March 31, 2022	December 31, 2021
Aggregate fair value of net derivative payables	$19,101	$20,114
Collateral posted	18,539	19,402
The following table shows the impact of a single-notch and two-notch downgrade of the long-term issuer ratings of JPMorgan Chase & Co. and its subsidiaries, predominantly JPMorgan Chase Bank, N.A., at March 31, 2022, and December 31, 2021, related to OTC and OTC-cleared derivative contracts with contingent collateral or termination features that may be triggered upon a ratings downgrade. Derivatives contracts generally require additional collateral to be posted or terminations to be triggered when the predefined threshold rating is breached. A downgrade by a single rating agency that does not result in a rating lower than a preexisting corresponding rating provided by another major rating agency will generally not result in additional collateral (except in certain instances in which additional initial margin may be required upon a ratings downgrade), nor in termination payments requirements. The liquidity impact in the table is calculated based upon a downgrade below the lowest current rating of the rating agencies referred to in the derivative contract.

Liquidity impact of downgrade triggers on OTC and OTC-cleared derivatives
	March 31, 2022		December 31, 2021
(in millions)	Single-notch downgrade	Two-notch downgrade	Single-notch downgrade	Two-notch downgrade
Amount of additional collateral to be posted upon downgrade(a)	$252	$1,645	$219	$1,577
Amount required to settle contracts with termination triggers upon downgrade(b)	91	567	98	787
(a)Includes the additional collateral to be posted for initial margin.
(b)Amounts represent fair values of derivative payables, and do not reflect collateral posted.
Derivatives executed in contemplation of a sale of the underlying financial asset
In certain instances the Firm enters into transactions in which it transfers financial assets but maintains the economic exposure to the transferred assets by entering into a derivative with the same counterparty in contemplation of the initial transfer. The Firm generally accounts for such transfers as collateralized financing transactions as described in Note 10, but in limited circumstances they may qualify to be accounted for as a sale and a derivative under U.S. GAAP. The amount of such transfers accounted for as a sale where the associated derivative was outstanding was not material at March 31, 2022 and December 31, 2021.

Impact of derivatives on the Consolidated statements of income
The following tables provide information related to gains and losses recorded on derivatives based on their hedge accounting designation or purpose.
Fair value hedge gains and losses
The following tables present derivative instruments, by contract type, used in fair value hedge accounting relationships, as well as pre-tax gains/(losses) recorded on such derivatives and the related hedged items for the three months ended March 31, 2022 and 2021, respectively. The Firm includes gains/(losses) on the hedging derivative in the same line item in the Consolidated statements of income as the related hedged item.

	Gains/(losses) recorded in income			Income statement impact of excluded components(f)		OCI impact
Three months ended March 31, 2022 (in millions)	Derivatives	Hedged items	Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(g)
Contract type
Interest rate(a)(b)	$(7,070)	$6,981	$(89)	$—	$(66)	$—
Foreign exchange(c)	(690)	688	(2)	(65)	(2)	145
Commodity(d)	(176)	147	(29)		(37)	—
Total	$(7,936)	$7,816	$(120)	$(65)	$(105)	$145

	Gains/(losses) recorded in income					Income statement impact of excluded components(f)		OCI impact
Three months ended March 31, 2021 (in millions)	Derivatives		Hedged items		Income statement impact	Amortization approach	Changes in fair value	Derivatives - Gains/(losses) recorded in OCI(g)
Contract type
Interest rate(a)(b)	$(5,121)		$4,837		$(284)	$—	$(173)	$—
Foreign exchange(c)	(782)	(e)	800	(e)	18	(78)	18	(37)
Commodity(d)	(1,261)		1,288		27	—	12	—
Total	$(7,164)		$6,925		$(239)	$(78)	$(143)	$(37)
(a)Primarily consists of hedges of the benchmark (e.g., London Interbank Offered Rate ("LIBOR"), Secured Overnight Financing Rate (“SOFR”)) interest rate risk of fixed-rate long-term debt and AFS securities. Gains and losses were recorded in net interest income.
(b)Effective January 1, 2022, the Firm updated its presentation in the table above to include the amortization of income/expense associated with the inception hedge accounting adjustment applied to the hedged item; prior-period amounts have been revised to conform with the current presentation. Excludes the accrual of interest on interest rate swaps and the related hedged items.
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
(e)Prior-period amounts have been revised to conform with the current presentation.
(f)The assessment of hedge effectiveness excludes certain components of the changes in fair values of the derivatives and hedged items such as forward points on foreign exchange forward contracts, time values and cross-currency basis spreads. Excluded components may impact earnings either through amortization of the initial amount over the life of the derivative, or through fair value changes recognized in the current period.
(g)Represents the change in value of amounts excluded from the assessment of effectiveness under the amortization approach, predominantly cross-currency basis spreads. The amount excluded at inception of the hedge is recognized in earnings over the life of the derivative.

As of March 31, 2022 and December 31, 2021, the following amounts were recorded on the Consolidated balance sheets related to certain cumulative fair value hedge basis adjustments that are expected to reverse through the income statement in future periods as an adjustment to yield.

	Carrying amount of the hedged items(a)(b)		Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged items:
March 31, 2022 (in millions)			Active hedging relationships(d)	Discontinued hedging relationships(d)(e)	Total
Assets
Investment securities - AFS	$62,197	(c)	$(2,239)	$636	$(1,603)
Liabilities
Long-term debt	$191,109		$(11,782)	$8,706	$(3,076)
Beneficial interests issued by consolidated VIEs	749		—	(1)	(1)

	Carrying amount of the hedged items(a)(b)		Cumulative amount of fair value hedging adjustments included in the carrying amount of hedged items:
December 31, 2021 (in millions)			Active hedging relationships(d)	Discontinued hedging relationships(d)(e)	Total
Assets
Investment securities - AFS	$65,746	(c)	$417	$661	$1,078
Liabilities
Long-term debt	$195,642		$(1,999)	$8,834	$6,835
Beneficial interests issued by consolidated VIEs	749		—	(1)	(1)
(a)Excludes physical commodities with a carrying value of $24.9 billion and $25.7 billion at March 31, 2022 and December 31, 2021, respectively, to which the Firm applies fair value hedge accounting. As a result of the application of hedge accounting, these inventories are carried at fair value, thus recognizing unrealized gains and losses in current periods. Since the Firm exits these positions at fair value, there is no incremental impact to net income in future periods.
(b)Excludes hedged items where only foreign currency risk is the designated hedged risk, as basis adjustments related to foreign currency hedges will not reverse through the income statement in future periods. At March 31, 2022 and December 31, 2021, the carrying amount excluded for AFS securities is $14.6 billion and $14.0 billion, respectively, and for long-term debt is $1.4 billion and $10.8 billion, respectively.
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

Cash flow hedge gains and losses
The following tables present derivative instruments, by contract type, used in cash flow hedge accounting relationships, and the pre-tax gains/(losses) recorded on such derivatives, for the three months ended March 31, 2022 and 2021, respectively. The Firm includes the gains/(losses) on the hedging derivative in the same line item in the Consolidated statements of income as the change in cash flows on the related hedged item.

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Three months ended March 31, 2022 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$243	$(3,361)	$(3,604)
Foreign exchange(b)	(6)	(75)	(69)
Total	$237	$(3,436)	$(3,673)

	Derivatives gains/(losses) recorded in income and other comprehensive income/(loss)
Three months ended March 31, 2021 (in millions)	Amounts reclassified from AOCI to income	Amounts recorded in OCI	Total change in OCI for period
Contract type
Interest rate(a)	$237	$(2,761)	$(2,998)
Foreign exchange(b)	27	66	39
Total	$264	$(2,695)	$(2,959)
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
The Firm did not experience any forecasted transactions that failed to occur for the three months ended March 31, 2022 and 2021.
Over the next 12 months, the Firm expects that approximately $139 million (after-tax) of net gains recorded in AOCI at March 31, 2022, related to cash flow hedges will be recognized in income. For cash flow hedges that have been terminated, the maximum length of time over which the derivative results recorded in AOCI will be recognized in earnings is approximately eight years, corresponding to the timing of the originally hedged forecasted cash flows. For open cash flow hedges, the maximum length of time over which forecasted transactions are hedged is approximately six years. The Firm’s longer-dated forecasted transactions relate to core lending and borrowing activities.
Net investment hedge gains and losses
The following table presents hedging instruments, by contract type, that were used in net investment hedge accounting relationships, and the pre-tax gains/(losses) recorded on such instruments for the three months ended March 31, 2022 and 2021.

	Gains/(losses) recorded in income and other comprehensive income/(loss)
	2022		2021
Three months ended March 31, (in millions)	Amounts recorded in income(a)	Amounts recorded in OCI	Amounts recorded in income(a)	Amounts recorded in OCI
Foreign exchange derivatives	$(131)	$338	$(28)	$1,200
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

	Derivatives gains/(losses) recorded in income
	Three months ended March 31,
(in millions)	2022	2021
Contract type
Interest rate(a)	$(229)	$(142)
Credit(b)	33	(40)
Foreign exchange(c)	(82)	98
Total	$(278)	$(84)
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

Credit derivatives
Refer to Note 5 of JPMorgan Chase’s 2021 Form 10-K for a more detailed discussion of credit derivatives. The following tables present a summary of the notional amounts of credit derivatives and credit-related notes the Firm sold and purchased as of March 31, 2022 and December 31, 2021. The Firm does not use notional amounts of credit derivatives as the primary measure of risk management for such derivatives, because the notional amount does not take into account the probability of the occurrence of a credit event, the recovery value of the reference obligation, or related cash instruments and economic hedges, each of which reduces, in the Firm’s view, the risks associated with such derivatives.
Total credit derivatives and credit-related notes

	Maximum payout/Notional amount
March 31, 2022 (in millions)	Protection sold	Protection purchased with identical underlyings(c)	Net protection (sold)/purchased(d)	Other protection purchased(e)
Credit derivatives
Credit default swaps	$(640,702)	$650,858	$10,156	$1,710
Other credit derivatives(a)	(91,293)	104,184	12,891	14,885
Total credit derivatives	(731,995)	755,042	23,047	16,595
Credit-related notes(b)	—	—	—	8,844
Total	$(731,995)	$755,042	$23,047	$25,439

	Maximum payout/Notional amount
December 31, 2021 (in millions)	Protection sold	Protection purchased with identical underlyings(c)	Net protection (sold)/purchased(d)	Other protection purchased(e)
Credit derivatives
Credit default swaps	$(443,481)	$458,180	$14,699	$2,269
Other credit derivatives(a)	(56,130)	79,586	23,456	13,435
Total credit derivatives	(499,611)	537,766	38,155	15,704
Credit-related notes(b)	—	—	—	9,437
Total	$(499,611)	$537,766	$38,155	$25,141
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
The following tables summarize the notional amounts by the ratings, maturity profile, and total fair value, of credit derivatives as of March 31, 2022, and December 31, 2021, where JPMorgan Chase is the seller of protection. The maturity profile is based on the remaining contractual maturity of the credit derivative contracts. The ratings profile is based on the rating of the reference entity on which the credit derivative contract is based. The ratings and maturity profile of credit derivatives where JPMorgan Chase is the purchaser of protection are comparable to the profile reflected below.

Protection sold — credit derivatives ratings(a)/maturity profile
March 31, 2022 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)	Fair value of payables(b)	Net fair value
Risk rating of reference entity
Investment-grade	$(127,594)	$(321,381)	$(97,701)	$(546,676)	$3,464	$(871)	$2,593
Noninvestment-grade	(32,074)	(116,254)	(36,991)	(185,319)	2,860	(3,337)	(477)
Total	$(159,668)	$(437,635)	$(134,692)	$(731,995)	$6,324	$(4,208)	$2,116

December 31, 2021 (in millions)	<1 year	1–5 years	>5 years	Total notional amount	Fair value of receivables(b)	Fair value of payables(b)	Net fair value
Risk rating of reference entity
Investment-grade	$(91,155)	$(255,106)	$(29,035)	$(375,296)	$3,645	$(623)	$3,022
Noninvestment-grade	(32,175)	(84,851)	(7,289)	(124,315)	2,630	(2,003)	627
Total	$(123,330)	$(339,957)	$(36,324)	$(499,611)	$6,275	$(2,626)	$3,649
(a)The ratings scale is primarily based on external credit ratings defined by S&P and Moody’s.
(b)Amounts are shown on a gross basis, before the benefit of legally enforceable master netting agreements including cash collateral netting.

Note 5 – Noninterest revenue and noninterest expense
Noninterest revenue
Refer to Note 6 of JPMorgan Chase’s 2021 Form 10-K for a discussion of the components of and accounting policies for the Firm’s noninterest revenue.
Investment banking fees
The following table presents the components of investment banking fees.

	Three months ended March 31,
(in millions)	2022	2021
Underwriting
Equity	$242	$1,062
Debt	974	1,221
Total underwriting	1,216	2,283
Advisory	792	687
Total investment banking fees	$2,008	$2,970
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

	Three months ended March 31,
(in millions)	2022	2021
Trading revenue by instrument type
Interest rate(a)	$469	$923
Credit(b)	457	1,270
Foreign exchange	1,324	998
Equity	2,255	2,657
Commodity	747	549
Total trading revenue	5,252	6,397
Private equity gains/(losses)	(147)	103
Principal transactions	$5,105	$6,500
(a)Includes the impact of changes in funding valuation adjustments on derivatives.
(b)Includes the impact of changes in credit valuation adjustments on derivatives, net of the associated hedging activities.

Lending- and deposit-related fees
The following table presents the components of lending- and deposit-related fees.

	Three months ended March 31,
(in millions)	2022	2021
Lending-related fees	$362	$358
Deposit-related fees	1,477	1,329
Total lending- and deposit-related fees	$1,839	$1,687
Asset management, administration and commissions
The following table presents the components of asset management, administration and commissions.

	Three months ended March 31,
(in millions)	2022	2021
Asset management fees
Investment management fees(a)	$3,562	$3,257
All other asset management fees(b)	90	94
Total asset management fees	3,652	3,351

Total administration fees(c)	633	633

Commissions and other fees
Brokerage commissions(d)	810	800
All other commissions and fees	267	245
Total commissions and fees	1,077	1,045
Total asset management, administration and commissions	$5,362	$5,029
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
Card income
The following table presents the components of card income.

	Three months ended March 31,
(in millions)	2022	2021
Interchange and merchant processing income	$6,235	$4,868
Rewards costs and partner payments	(4,870)	(3,534)
Other card income(a)	(390)	16
Total card income	$975	$1,350
(a)Predominantly represents the amortization of account origination costs and annual fees.
Refer to Note 14 for further information on mortgage fees and related income.
Refer to Note 16 for information on operating lease income included within other income.

Noninterest expense
Other expense
Other expense on the Firm’s Consolidated statements of income includes the following:

	Three months ended March 31,
(in millions)	2022	2021
Legal expense	$119	$28
Note 6 – Interest income and Interest expense
Refer to Note 7 of JPMorgan Chase’s 2021 Form 10-K for a description of JPMorgan Chase’s accounting policies regarding interest income and interest expense.
The following table presents the components of interest income and interest expense.

	Three months ended March 31,
(in millions)	2022	2021
Interest income
Loans(a)	$10,633	$10,187
Taxable securities	1,979	1,605
Non-taxable securities(b)	245	277
Total investment securities(a)	2,224	1,882
Trading assets - debt instruments	1,767	1,782
Federal funds sold and securities purchased under resale agreements	397	233
Securities borrowed(c)	(87)	(77)
Deposits with banks	238	65
All other interest-earning assets(d)	324	199
Total interest income	$15,496	$14,271
Interest expense
Interest-bearing deposits	$182	$146
Federal funds purchased and securities loaned or sold under repurchase agreements	117	15
Short-term borrowings(e)	40	33
Trading liabilities – debt and all other interest-bearing liabilities(c)(f)	191	27
Long-term debt	1,076	1,134
Beneficial interest issued by consolidated VIEs	18	27
Total interest expense	$1,624	$1,382
Net interest income	$13,872	$12,889
Provision for credit losses	1,463	(4,156)
Net interest income after provision for credit losses	$12,409	$17,045
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

Note 7 – Pension and other postretirement employee benefit plans
Refer to Note 8 of JPMorgan Chase’s 2021 Form 10-K for a discussion of JPMorgan Chase’s pension and OPEB plans.
The following table presents the net periodic benefit costs reported in the Consolidated statements of income for the Firm’s defined benefit pension, defined contribution and OPEB plans.

(in millions)	Three months ended March 31,
	2022	2021
	Pension and OPEB plans
Total net periodic defined benefit plan cost/(credit)	(64)	(59)
Total defined contribution plans	344	321
Total pension and OPEB cost included in noninterest expense	$280	$262
At March 31, 2022 and December 31, 2021, the fair values of plan assets for the Firm’s defined benefit pension and OPEB plans were $23.7 billion and $25.7 billion, respectively.

Note 8 – Employee share-based incentives
Refer to Note 9 of JPMorgan Chase’s 2021 Form 10-K for a discussion of the accounting policies and other information relating to employee share-based incentives.
The Firm recognized the following noncash compensation expense related to its various employee share-based incentive plans in its Consolidated statements of income.

	Three months ended March 31,
(in millions)	2022	2021
Cost of prior grants of restricted stock units ("RSUs"), performance share units (“PSUs”) and stock appreciation rights ("SARs") that are amortized over their applicable vesting periods	$271	$356
Accrual of estimated costs of share-based awards to be granted in future periods, predominantly those to full-career eligible employees	535	548
Total noncash compensation expense related to employee share-based incentive plans	$806	$904
In the first quarter of 2022, in connection with its annual incentive grant for the 2021 performance year, the Firm granted 19 million RSUs and 720 thousand PSUs with weighted-average grant date fair values of $151.06 per RSU and $149.99 per PSU.

Note 9 – Investment securities
Investment securities consist of debt securities that are classified as AFS or HTM. Debt securities classified as trading assets are discussed in Note 2. Predominantly all of the Firm’s AFS and HTM securities are held by Treasury and CIO in connection with its asset-liability management activities. At March 31, 2022, the investment securities portfolio consisted of debt securities with an average credit rating of AA+ (based upon external ratings where available, and where not available, based primarily upon internal risk ratings).
In April 2022, the Firm transferred $65.9 billion of investment securities from AFS to HTM for capital management purposes. AOCI included pretax unrealized losses of $4.7 billion on the securities at the date of transfer.
Refer to Note 10 of JPMorgan Chase’s 2021 Form 10-K for additional information regarding the investment securities portfolio.
The amortized costs and estimated fair values of the investment securities portfolio were as follows for the dates indicated.

	March 31, 2022				December 31, 2021
(in millions)	Amortized cost(b)(c)	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost(b)(c)	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale securities
Mortgage-backed securities:
U.S. GSEs and government agencies	$94,270	$311	$4,681	$89,900	$72,800	$736	$993	$72,543
Residential:
U.S.	1,970	3	39	1,934	2,128	38	2	2,164
Non-U.S.	3,572	15	6	3,581	3,882	25	1	3,906
Commercial	5,013	—	108	4,905	4,944	22	17	4,949
Total mortgage-backed securities	104,825	329	4,834	100,320	83,754	821	1,013	83,562
U.S. Treasury and government agencies	170,683	417	5,138	165,962	178,038	668	1,243	177,463
Obligations of U.S. states and municipalities	14,561	377	152	14,786	14,890	972	2	15,860
Non-U.S. government debt securities	16,463	58	220	16,301	16,163	92	46	16,209
Corporate debt securities	376	—	20	356	332	8	19	321
Asset-backed securities:
Collateralized loan obligations	10,554	4	85	10,473	9,674	6	18	9,662
Other	4,660	35	18	4,677	5,403	47	2	5,448
Total available-for-sale securities	322,122	1,220	10,467	312,875	308,254	2,614	2,343	308,525
Held-to-maturity securities(a)
Mortgage-backed securities:
U.S. GSEs and government agencies	98,079	258	5,117	93,220	102,556	1,400	853	103,103
U.S. Residential	9,377	1	462	8,916	7,316	1	106	7,211
Commercial	5,378	6	278	5,106	3,730	11	54	3,687
Total mortgage-backed securities	112,834	265	5,857	107,242	113,602	1,412	1,013	114,001
U.S. Treasury and government agencies	187,240	—	9,750	177,490	185,204	169	2,103	183,270
Obligations of U.S. states and municipalities	14,812	124	492	14,444	13,985	453	44	14,394
Asset-backed securities:
Collateralized loan obligations	49,569	25	375	49,219	48,869	75	22	48,922
Other	2,130	2	33	2,099	2,047	1	7	2,041
Total held-to-maturity securities	366,585	416	16,507	350,494	363,707	2,110	3,189	362,628
Total investment securities, net of allowance for credit losses	$688,707	$1,636	$26,974	$663,369	$671,961	$4,724	$5,532	$671,153
(a)The Firm purchased $13.2 billion and $31.3 billion of HTM securities for the three months ended March 31, 2022 and 2021, respectively.
(b)The amortized cost of investment securities is reported net of allowance for credit losses of $41 million and $42 million at March 31, 2022 and December 31, 2021, respectively.
(c)Excludes $2.0 billion and $1.9 billion of accrued interest receivables at March 31, 2022 and December 31, 2021, respectively. The Firm did not reverse through interest income any accrued interest receivables for the three months ended March 31, 2022 and 2021. Refer to Note 10 of JPMorgan Chase’s 2021 Form 10-K for further discussion of accounting policies for accrued interest receivables on investment securities.

AFS securities impairment
The following tables present the fair value and gross unrealized losses by aging category for AFS securities at March 31, 2022 and December 31, 2021. The tables exclude U.S. Treasury and government agency securities and U.S. GSE and government agency MBS with unrealized losses of $9.8 billion and $2.2 billion, at March 31, 2022 and December 31, 2021, respectively; changes in the value of these securities are generally driven by changes in interest rates rather than changes in their credit profile given the explicit or implicit guarantees provided by the U.S. government.

	Available-for-sale securities with gross unrealized losses
	Less than 12 months		12 months or more
March 31, 2022 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale securities
Mortgage-backed securities:
Residential:
U.S.	$1,593	$38	$42	$1	$1,635	$39
Non-U.S.	2,349	6	—	—	2,349	6
Commercial	4,406	86	336	22	4,742	108
Total mortgage-backed securities	8,348	130	378	23	8,726	153
Obligations of U.S. states and municipalities	1,456	152	—	—	1,456	152
Non-U.S. government debt securities	8,631	157	916	63	9,547	220
Corporate debt securities	264	3	45	17	309	20
Asset-backed securities:
Collateralized loan obligations	8,561	73	1,331	12	9,892	85
Other	2,900	15	156	3	3,056	18
Total available-for-sale securities with gross unrealized losses	$30,160	$530	$2,826	$118	$32,986	$648

	Available-for-sale securities with gross unrealized losses
	Less than 12 months		12 months or more
December 31, 2021 (in millions)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Total fair value	Total gross unrealized losses
Available-for-sale securities
Mortgage-backed securities:
Residential:
U.S.	$303	$1	$45	$1	$348	$2
Non-U.S.	133	1	—	—	133	1
Commercial	2,557	5	349	12	2,906	17
Total mortgage-backed securities	2,993	7	394	13	3,387	20
Obligations of U.S. states and municipalities	120	2	—	—	120	2
Non-U.S. government debt securities	5,060	37	510	9	5,570	46
Corporate debt securities	166	1	46	18	212	19
Asset-backed securities:
Collateralized loan obligations	8,110	18	208	—	8,318	18
Other	89	—	178	2	267	2
Total available-for-sale securities with gross unrealized losses	$16,538	$65	$1,336	$42	$17,874	$107

HTM securities – credit risk
Credit quality indicator
The primary credit quality indicator for HTM securities is the risk rating assigned to each security. At both March 31, 2022 and December 31, 2021, all HTM securities were rated investment grade and were current and accruing, with approximately 98% rated at least AA+.
Allowance for credit losses on investment securities
The allowance for credit losses on investment securities was $41 million and $94 million as of March 31, 2022 and 2021, respectively.
Refer to Note 10 of JPMorgan Chase’s 2021 Form 10-K for further discussion of accounting policies for AFS and HTM securities.
Selected impacts of investment securities on the Consolidated statements of income

	Three months ended March 31,
(in millions)	2022	2021
Realized gains	$13	$237
Realized losses	(407)	(223)
Investment securities gains/(losses)	$(394)	$14

Provision for credit losses	$(1)	$16

Contractual maturities and yields
The following table presents the amortized cost and estimated fair value at March 31, 2022, of JPMorgan Chase’s investment securities portfolio by contractual maturity.

By remaining maturity March 31, 2022 (in millions)	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years(b)	Total
Available-for-sale securities
Mortgage-backed securities
Amortized cost	$5	$3,740	$4,314	$96,768	$104,827
Fair value	5	3,599	4,467	92,249	100,320
Average yield(a)	0.27%	1.61%	1.93%	2.49%	2.43%
U.S. Treasury and government agencies
Amortized cost	$11,814	$136,391	$14,640	$7,838	$170,683
Fair value	11,803	132,200	13,921	8,038	165,962
Average yield(a)	0.83%	0.59%	1.20%	0.85%	0.67%
Obligations of U.S. states and municipalities
Amortized cost	$13	$144	$1,408	$12,996	$14,561
Fair value	13	145	1,439	13,189	14,786
Average yield(a)	4.09%	4.58%	4.84%	4.90%	4.89%
Non-U.S. government debt securities
Amortized cost	$6,901	$5,305	$3,453	$804	$16,463
Fair value	6,907	5,276	3,313	805	16,301
Average yield(a)	2.67%	2.58%	1.12%	1.09%	2.24%
Corporate debt securities
Amortized cost	$—	$362	$14	$—	$376
Fair value	—	342	14	—	356
Average yield(a)	—%	11.08%	1.25%	—%	10.71%
Asset-backed securities
Amortized cost	$2,000	$881	$3,155	$9,178	$15,214
Fair value	1,999	875	3,145	9,131	15,150
Average yield(a)	1.48%	1.89%	1.34%	1.59%	1.54%
Total available-for-sale securities
Amortized cost	$20,733	$146,823	$26,984	$127,584	$322,124
Fair value	20,727	142,437	26,299	123,412	312,875
Average yield(a)	1.51%	0.73%	1.51%	2.56%	1.57%
Held-to-maturity securities
Mortgage-backed securities
Amortized cost	$—	$1,435	$11,279	$100,127	$112,841
Fair value	—	1,379	10,774	95,089	107,242
Average yield(a)	—%	1.88%	2.38%	2.82%	2.77%
U.S. Treasury and government agencies
Amortized cost	$29,406	$91,162	$66,672	$—	$187,240
Fair value	29,221	86,797	61,472	—	177,490
Average yield(a)	0.58%	0.74%	1.26%	—%	0.90%
Obligations of U.S. states and municipalities
Amortized cost	$34	$76	$1,519	$13,215	$14,844
Fair value	34	72	1,526	12,812	14,444
Average yield(a)	3.75%	2.78%	3.79%	3.82%	3.81%
Asset-backed securities
Amortized cost	$—	$—	$13,503	$38,196	$51,699
Fair value	—	—	13,475	37,843	51,318
Average yield(a)	—%	—%	1.30%	1.37%	1.35%
Total held-to-maturity securities
Amortized cost	$29,440	$92,673	$92,973	$151,538	$366,624
Fair value	29,255	88,248	87,247	145,744	350,494
Average yield(a)	0.59%	0.76%	1.44%	2.54%	1.66%
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
(b)Substantially all of the Firm’s U.S. residential MBS and collateralized mortgage obligations are due in 10 years or more, based on contractual maturity. The estimated weighted-average life, which reflects anticipated future prepayments, is approximately 7 years for agency residential MBS, 4 years for agency residential collateralized mortgage obligations and 5 years for nonagency residential collateralized mortgage obligations.

Note 10 – Securities financing activities
Refer to Note 11 of JPMorgan Chase’s 2021 Form 10-K for a discussion of accounting policies relating to securities financing activities. Refer to Note 3 for further information regarding securities borrowed and securities lending agreements for which the fair value option has been elected. Refer to Note 23 for further information regarding assets pledged and collateral received in securities financing agreements.
The table below summarizes the gross and net amounts of the Firm’s securities financing agreements as of March 31, 2022 and December 31, 2021. When the Firm has obtained an appropriate legal opinion with respect to a master netting agreement with a counterparty and where other relevant netting criteria under U.S. GAAP are met, the Firm nets, on the Consolidated balance sheets, the balances outstanding under its securities financing agreements with the same counterparty. In addition, the Firm exchanges securities and/or cash collateral with its counterparty to reduce the economic exposure with the counterparty, but such collateral is not eligible for net Consolidated balance sheet presentation. Where the Firm has obtained an appropriate legal opinion with respect to the counterparty master netting agreement, such collateral, along with securities financing balances that do not meet all these relevant netting criteria under U.S. GAAP, is presented in the table below as “Amounts not nettable on the Consolidated balance sheets,” and reduces the “Net amounts” presented. Where a legal opinion has not been either sought or obtained, the securities financing balances are presented gross in the “Net amounts” below. In transactions where the Firm is acting as the lender in a securities-for-securities lending agreement and receives securities that can be pledged or sold as collateral, the Firm recognizes the securities received at fair value within other assets and the obligation to return those securities within accounts payable and other liabilities on the Consolidated balance sheets.

	March 31, 2022
(in millions)	Gross amounts	Amounts netted on the Consolidated balance sheets	Amounts presented on the Consolidated balance sheets	Amounts not nettable on the Consolidated balance sheets(b)	Net amounts(c)
Assets
Securities purchased under resale agreements	$637,234	$(335,359)	$301,875	$(289,272)	$12,603
Securities borrowed	269,303	(44,451)	224,852	(168,087)	56,765
Liabilities
Securities sold under repurchase agreements	$553,011	$(335,359)	$217,652	$(189,969)	$27,683
Securities loaned and other(a)	57,991	(44,451)	13,540	(13,209)	331

	December 31, 2021
(in millions)	Gross amounts	Amounts netted on the Consolidated balance sheets	Amounts presented on the Consolidated balance sheets	Amounts not nettable on the Consolidated balance sheets(b)	Net amounts(c)
Assets
Securities purchased under resale agreements	$604,724	$(343,093)	$261,631	$(245,588)	$16,043
Securities borrowed	250,333	(44,262)	206,071	(154,599)	51,472
Liabilities
Securities sold under repurchase agreements	$532,899	$(343,093)	$189,806	$(166,456)	$23,350
Securities loaned and other(a)	52,610	(44,262)	8,348	(8,133)	215
(a)Includes securities-for-securities lending agreements of $8.0 billion and $5.6 billion at March 31, 2022 and December 31, 2021, respectively, accounted for at fair value, where the Firm is acting as lender.
(b)In some cases, collateral exchanged with a counterparty exceeds the net asset or liability balance with that counterparty. In such cases, the amounts reported in this column are limited to the related net asset or liability with that counterparty.
(c)Includes securities financing agreements that provide collateral rights, but where an appropriate legal opinion with respect to the master netting agreement has not been either sought or obtained. At March 31, 2022 and December 31, 2021, included $8.6 billion and $13.9 billion, respectively, of securities purchased under resale agreements; $50.6 billion and $46.4 billion, respectively, of securities borrowed; $26.0 billion and $21.6 billion, respectively, of securities sold under repurchase agreements; and $185 million and $198 million, respectively, of securities loaned and other.

The tables below present as of March 31, 2022, and December 31, 2021 the types of financial assets pledged in securities financing agreements and the remaining contractual maturity of the securities financing agreements.

	Gross liability balance
	March 31, 2022		December 31, 2021
(in millions)	Securities sold under repurchase agreements	Securities loaned and other	Securities sold under repurchase agreements	Securities loaned and other
Mortgage-backed securities
U.S. GSEs and government agencies	$33,274	$—	$37,046	$—
Residential - nonagency	1,169	—	1,508	—
Commercial - nonagency	1,443	—	1,463	—
U.S. Treasury, GSEs and government agencies	240,145	2,193	241,578	358
Obligations of U.S. states and municipalities	2,274	7	1,916	7
Non-U.S. government debt	189,535	2,134	174,971	1,572
Corporate debt securities	46,671	2,783	38,180	1,619
Asset-backed securities	1,345	5	1,211	—
Equity securities	37,155	50,869	35,026	49,054
Total	$553,011	$57,991	$532,899	$52,610

	Remaining contractual maturity of the agreements
	Overnight and continuous			Greater than 90 days
March 31, 2022 (in millions)		Up to 30 days	30 – 90 days		Total
Total securities sold under repurchase agreements	$220,217	$205,272	$57,245	$70,277	$553,011
Total securities loaned and other	56,975	124	489	403	57,991

	Remaining contractual maturity of the agreements
	Overnight and continuous			Greater than 90 days
December 31, 2021 (in millions)		Up to 30 days	30 – 90 days		Total
Total securities sold under repurchase agreements	$195,035	$231,171	$47,201	$59,492	$532,899
Total securities loaned and other	50,034	1,701	—	875	52,610
Transfers not qualifying for sale accounting
At March 31, 2022, and December 31, 2021, the Firm held $415 million and $440 million, respectively, of financial assets for which the rights have been transferred to third parties; however, the transfers did not qualify as a sale in accordance with U.S. GAAP. These transfers have been recognized as collateralized financing transactions. The transferred assets are recorded in trading assets and loans, and the corresponding liabilities are recorded predominantly in short-term borrowings on the Consolidated balance sheets.

Note 11 – Loans
Loan accounting framework
The accounting for a loan depends on management’s strategy for the loan. The Firm accounts for loans based on the following categories:
•Originated or purchased loans held-for-investment (i.e., “retained”)
•Loans held-for-sale
•Loans at fair value
Refer to Note 12 of JPMorgan Chase's 2021 Form 10-K for a detailed discussion of loans, including accounting policies. Refer to Note 3 of this Form 10-Q for further information on the Firm's elections of fair value accounting under the fair value option. Refer to Note 2 of this Form 10-Q for information on loans carried at fair value and classified as trading assets.
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
(e)Includes loans to financial institutions, states and political subdivisions, SPEs, nonprofits, personal investment companies and trusts, as well as loans to individuals and individual entities (predominantly Global Private Bank clients within AWM). Refer to Note 14 of JPMorgan Chase’s 2021 Form 10-K for more information on SPEs.
The following tables summarize the Firm’s loan balances by portfolio segment.

March 31, 2022	Consumer, excluding credit card	Credit card	Wholesale	Total(a)(b)
(in millions)
Retained	$296,161	$152,283	$569,953	$1,018,397
Held-for-sale	808	—	5,617	6,425
At fair value	15,520	—	32,943	48,463
Total	$312,489	$152,283	$608,513	$1,073,285

December 31, 2021	Consumer, excluding credit card	Credit card	Wholesale	Total(a)(b)
(in millions)
Retained	$295,556	$154,296	$560,354	$1,010,206
Held-for-sale	1,287	—	7,401	8,688
At fair value	26,463	—	32,357	58,820
Total	$323,306	$154,296	$600,112	$1,077,714
(a)Excludes $2.8 billion and $2.7 billion of accrued interest receivables at March 31, 2022, and December 31, 2021, respectively. The Firm wrote off accrued interest receivables of $12 million and $13 million for the three months ended March 31, 2022 and 2021, respectively.
(b)Loans (other than those for which the fair value option has been elected) are presented net of unamortized discounts and premiums and net deferred loan fees or costs. These amounts were not material as of March 31, 2022, and December 31, 2021.

The following tables provide information about the carrying value of retained loans purchased, sold and reclassified to held-for-sale during the periods indicated. Loans that were reclassified to held-for-sale and sold in a subsequent period are excluded from the sales line of this table.

	2022					2021
Three months ended March 31, (in millions)	Consumer, excluding credit card		Credit card	Wholesale	Total	Consumer, excluding credit card		Credit card	Wholesale	Total
Purchases	$119	(b)(c)	$—	$166	$285	$191	(b)(c)	$—	$226	$417
Sales	47		—	9,707	9,754	181		—	5,730	5,911
Retained loans reclassified to held-for-sale(a)	76		—	273	349	162		—	772	934
(a)Reclassifications of loans to held-for-sale are non-cash transactions.
(b)Predominantly includes purchases of residential real estate loans, including the Firm’s voluntary repurchases of certain delinquent loans from loan pools as permitted by Government National Mortgage Association (“Ginnie Mae”) guidelines for the three months ended March 31, 2022 and 2021. The Firm typically elects to repurchase these delinquent loans as it continues to service them and/or manage the foreclosure process in accordance with applicable requirements of Ginnie Mae, FHA, RHS, and/or VA.
(c)Excludes purchases of retained loans of $3.2 billion and $7.0 billion for the three months ended March 31, 2022 and 2021, respectively, which are predominantly sourced through the correspondent origination channel and underwritten in accordance with the Firm’s standards.
Gains and losses on sales of loans
Net gains/(losses) on sales of loans and lending-related commitments (including adjustments to record loans and lending-related commitments held-for-sale at the lower of cost or fair value) recognized in noninterest revenue for the three months ended March 31, 2022 was $38 million of which $34 million related to loans. Net gains on sales of loans and lending-related commitments was $132 million for the three months ended March 31, 2021 of which $135 million related to loans. In addition, the sale of loans may also result in write downs, recoveries or changes in the allowance recognized in the provision for credit losses.
Loan modifications
The majority of the Firm's COVID-19 related loan modifications were not considered TDRs. Refer to Note 12 of JPMorgan Chase's 2021 Form 10-K for further information on the Firm's accounting policies for loan modifications.

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
The following table provides information about retained consumer loans, excluding credit card, by class.

(in millions)	March 31, 2022	December 31, 2021
Residential real estate	$227,926	$224,795
Auto and other(a)	68,235	70,761
Total retained loans	$296,161	$295,556
(a)At March 31, 2022 and December 31, 2021, included $2.9 billion and $5.4 billion of loans, respectively, in Business Banking under the PPP.
Delinquency rates are the primary credit quality indicator for consumer loans. Refer to Note 12 of JPMorgan Chase's 2021 Form 10-K for further information on consumer credit quality indicators.

Residential real estate
The following tables provide information on delinquency, which is the primary credit quality indicator for retained residential real estate loans.

(in millions, except ratios)	March 31, 2022
	Term loans by origination year(d)						Revolving loans		Total
	2022	2021	2020	2019	2018	Prior to 2018	Within the revolving period	Converted to term loans
Loan delinquency(a)(b)
Current	$12,972	$69,009	$46,191	$17,016	$7,207	$56,403	$5,981	$11,186	$225,965
30–149 days past due	—	13	9	13	23	630	12	164	864
150 or more days past due	—	1	9	17	15	812	8	235	1,097
Total retained loans	$12,972	$69,023	$46,209	$17,046	$7,245	$57,845	$6,001	$11,585	$227,926
% of 30+ days past due to total retained loans(c)	—%	0.02%	0.04%	0.18%	0.52%	2.43%	0.33%	3.44%	0.85%

(in millions, except ratios)	December 31, 2021
	Term loans by origination year(d)						Revolving loans		Total
	2021	2020	2019	2018	2017	Prior to 2017	Within the revolving period	Converted to term loans
Loan delinquency(a)(b)
Current	$68,742	$48,334	$18,428	$7,929	$11,684	$49,147	$6,392	$11,807	$222,463
30–149 days past due	13	23	27	27	22	578	11	182	883
150 or more days past due	—	11	21	25	33	1,069	6	284	1,449
Total retained loans	$68,755	$48,368	$18,476	$7,981	$11,739	$50,794	$6,409	$12,273	$224,795
% of 30+ days past due to total retained loans(c)	0.02%	0.07%	0.26%	0.65%	0.47%	3.18%	0.27%	3.80%	1.02%
(a)Individual delinquency classifications include mortgage loans insured by U.S. government agencies as follows: current included $30 million and $35 million; 30–149 days past due included $13 million and $11 million; and 150 or more days past due included $22 million and $20 million at March 31, 2022 and December 31, 2021, respectively.
(b)At March 31, 2022 and December 31, 2021, loans under payment deferral programs offered in response to the COVID-19 pandemic which are still within their deferral period and performing according to their modified terms are generally not considered delinquent.
(c)At March 31, 2022 and December 31, 2021, residential real estate loans excluded mortgage loans insured by U.S. government agencies of $35 million and $31 million, respectively, that are 30 or more days past due. These amounts have been excluded based upon the government guarantee.
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

Nonaccrual loans and other credit quality indicators
The following table provides information on nonaccrual and other credit quality indicators for retained residential real estate loans.

(in millions, except weighted-average data)	March 31, 2022	December 31, 2021
Nonaccrual loans(a)(b)(c)(d)	$4,375	$4,759
90 or more days past due and government guaranteed(e)	27	24

Current estimated LTV ratios(f)(g)(h)
Greater than 125% and refreshed FICO scores:
Equal to or greater than 660	$3	$2
Less than 660	2	2
101% to 125% and refreshed FICO scores:
Equal to or greater than 660	24	37
Less than 660	9	15
80% to 100% and refreshed FICO scores:
Equal to or greater than 660	2,523	2,701
Less than 660	78	89
Less than 80% and refreshed FICO scores:
Equal to or greater than 660	214,298	209,295
Less than 660	9,201	9,658
No FICO/LTV available	1,723	2,930
U.S. government-guaranteed	65	66
Total retained loans	$227,926	$224,795

Weighted average LTV ratio(f)(i)	50%	50%
Weighted average FICO(g)(i)	767	765

Geographic region(j)
California	$71,174	$71,383
New York	33,218	32,545
Florida	17,021	16,182
Texas	14,273	13,865
Illinois	11,453	11,565
Colorado	9,159	8,885
Washington	8,392	8,292
New Jersey	6,887	6,832
Massachusetts	6,230	6,105
Connecticut	5,307	5,242
All other(k)	44,812	43,899
Total retained loans	$227,926	$224,795
(a)Includes collateral-dependent residential real estate loans that are charged down to the fair value of the underlying collateral less costs to sell. The Firm reports, in accordance with regulatory guidance, residential real estate loans that have been discharged under Chapter 7 bankruptcy and not reaffirmed by the borrower (“Chapter 7 loans”) as collateral-dependent nonaccrual TDRs, regardless of their delinquency status. At March 31, 2022, approximately 5% of Chapter 7 residential real estate loans were 30 days or more past due.
(b)Generally, all consumer nonaccrual loans have an allowance. In accordance with regulatory guidance, certain nonaccrual loans that are considered collateral-dependent have been charged down to the lower of amortized cost or the fair value of their underlying collateral less costs to sell. If the value of the underlying collateral improves subsequent to charge down, the related allowance may be negative.
(c)Interest income on nonaccrual loans recognized on a cash basis was $45 million for both the three months ended March 31, 2022 and 2021, respectively.
(d)Generally excludes loans under payment deferral programs offered in response to the COVID-19 pandemic.
(e)These balances are excluded from nonaccrual loans as the loans are guaranteed by U.S government agencies. Typically the principal balance of the loans is insured and interest is guaranteed at a specified reimbursement rate subject to meeting agreed-upon servicing guidelines. At March 31, 2022 and December 31, 2021, these balances were no longer accruing interest based on the agreed-upon servicing guidelines. There were no loans that were not guaranteed by U.S. government agencies that are 90 or more days past due and still accruing interest at March 31, 2022 and December 31, 2021.
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
(h)Includes residential real estate loans, primarily held in LLCs in AWM that did not have a refreshed FICO score. These loans have been included in a FICO band based on management’s estimation of the borrower’s credit quality.
(i)Excludes loans with no FICO and/or LTV data available.
(j)The geographic regions presented in the table are ordered based on the magnitude of the corresponding loan balances at March 31, 2022.
(k)At March 31, 2022 and December 31, 2021, included mortgage loans insured by U.S. government agencies of $65 million and $66 million, respectively. These amounts have been excluded from the geographic regions presented based upon the government guarantee.

Loan modifications
Modifications of residential real estate loans where the Firm grants concessions to borrowers who are experiencing financial difficulty are generally accounted for and reported as TDRs. Loans with short-term or other insignificant modifications that are not considered concessions are not TDRs. The carrying value of new TDRs was $118 million and $251 million for the three months ended March 31, 2022 and 2021, respectively. There were no additional commitments to lend to borrowers whose residential real estate loans have been modified in TDRs.
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

	Three months ended March 31,
	2022	2021
Number of loans approved for a trial modification	1,526	1,401
Number of loans permanently modified	1,542	1,714
Concession granted:(a)
Interest rate reduction	64%	72%
Term or payment extension	77	40
Principal and/or interest deferred	13	31
Principal forgiveness	1	4
Other(b)	27	51
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

(in millions, except weighted-average data)	Three months ended March 31,
	2022	2021
Weighted-average interest rate of loans with interest rate reductions – before TDR	4.43%	4.57%
Weighted-average interest rate of loans with interest rate reductions – after TDR	3.31	2.91
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – before TDR	23	24
Weighted-average remaining contractual term (in years) of loans with term or payment extensions – after TDR	39	39
Charge-offs recognized upon permanent modification	$—	$—
Principal deferred	7	12
Principal forgiven	1	1
Balance of loans that redefaulted within one year of permanent modification(a)	$43	$24
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
At March 31, 2022, the weighted-average estimated remaining lives of residential real estate loans permanently modified in TDRs were 5 years. The estimated remaining lives of these loans reflect estimated prepayments, both voluntary and involuntary (i.e., foreclosures and other forced liquidations).
Active and suspended foreclosure
At March 31, 2022 and December 31, 2021, the Firm had residential real estate loans, excluding those insured by U.S. government agencies, with a carrying value of $767 million and $619 million, respectively, that were not included in REO, but were in the process of active or suspended foreclosure.

Auto and other
The following tables provide information on delinquency, which is the primary credit quality indicator for retained auto and other consumer loans.

	March 31, 2022
(in millions, except ratios)	Term Loans by origination year								Revolving loans
	2022	2021		2020		2019	2018	Prior to 2018	Within the revolving period	Converted to term loans	Total
Loan delinquency
Current	$7,272	$30,438	(b)	$16,259	(b)	$6,435	$3,009	$1,800	$2,223	$117	$67,553
30–119 days past due	62	161		124		68	40	34	11	6	506
120 or more days past due	—	—		163		—	—	1	6	6	176
Total retained loans	$7,334	$30,599		$16,546		$6,503	$3,049	$1,835	$2,240	$129	$68,235
% of 30+ days past due to total retained loans(a)	0.85%	0.52%		0.45%		1.05%	1.31%	1.91%	0.76%	9.30%	0.69%

	December 31, 2021
(in millions, except ratios)	Term Loans by origination year								Revolving loans
	2021		2020		2019	2018	2017	Prior to 2017	Within the revolving period	Converted to term loans	Total
Loan delinquency
Current	$35,323	(c)	$18,324	(c)	$7,443	$3,671	$1,800	$666	$2,242	$120	$69,589
30–119 days past due	192		720		88	53	31	21	12	6	1,123
120 or more days past due	—		35		—	—	1	1	5	7	49
Total retained loans	$35,515		$19,079		$7,531	$3,724	$1,832	$688	$2,259	$133	$70,761
% of 30+ days past due to total retained loans(a)	0.54%		0.47%		1.17%	1.42%	1.75%	3.20%	0.75%	9.77%	0.71%	(d)
(a)At March 31, 2022 and December 31, 2021, auto and other loans excluded $213 million and $667 million, respectively, of PPP loans guaranteed by the SBA that are 30 or more days past due. These amounts have been excluded based upon the SBA guarantee.
(b)Includes $2.5 billion of loans originated in 2021 and $353 million of loans originated in 2020 in Business Banking under the PPP. PPP loans are guaranteed by the SBA. Other than in certain limited circumstances, the Firm typically does not recognize charge-offs, classify as nonaccrual nor record an allowance for loan losses on these loans.
(c)Includes $4.4 billion of loans originated in 2021 and $1.0 billion of loans originated in 2020 in Business Banking under the PPP.
(d)Prior-period amount has been revised to conform with the current presentation.

Nonaccrual and other credit quality indicators
The following table provides information on nonaccrual and other credit quality indicators for retained auto and other consumer loans.

(in millions, except ratios)	Total Auto and other
	March 31, 2022	December 31, 2021
Nonaccrual loans(a)(b)(c)	110	119

Geographic region(d)
California	$10,794	$11,163
Texas	7,725	7,859
New York	5,075	5,848
Florida	4,929	4,901
Illinois	2,785	2,930
New Jersey	2,274	2,355
Pennsylvania	1,936	2,004
Arizona	1,789	1,887
Louisiana	1,771	1,801
Georgia	1,760	1,748
All other	27,397	28,265
Total retained loans	$68,235	$70,761
(a)At March 31, 2022 and December 31, 2021, nonaccrual loans excluded $179 million and $506 million, respectively, of PPP loans 90 or more days past due and guaranteed by the SBA, of which $163 million and $35 million, respectively, were no longer accruing interest based on the guidelines set by the SBA. Typically the principal balance of the loans is insured and interest is guaranteed at a specified reimbursement rate subject to meeting the guidelines set by the SBA. There were no loans that were not guaranteed by the SBA that are 90 or more days past due and still accruing interest at March 31, 2022 and December 31, 2021.
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
(c)Interest income on nonaccrual loans recognized on a cash basis was not material for the three months ended March 31, 2022 and 2021.
(d)The geographic regions presented in this table are ordered based on the magnitude of the corresponding loan balances at March 31, 2022.
Loan modifications
Certain auto and other loan modifications are considered to be TDRs as they provide various concessions to borrowers who are experiencing financial difficulty. Loans with short-term or other insignificant modifications that are not considered concessions are not TDRs.
The impact of these modifications, as well as new TDRs, were not material to the Firm for the three months ended March 31, 2022 and 2021. Additional commitments to lend to borrowers whose loans have been modified in TDRs as of March 31, 2022 and December 31, 2021 were not material.

Credit card loan portfolio
The credit card portfolio segment includes credit card loans originated and purchased by the Firm. Delinquency rates are the primary credit quality indicator for credit card loans.
Refer to Note 12 of JPMorgan Chase's 2021 Form 10-K for further information on the credit card loan portfolio, including credit quality indicators.
The following tables provide information on delinquency, which is the primary credit quality indicator for retained credit card loans.

(in millions, except ratios)	March 31, 2022
	Within the revolving period	Converted to term loans(a)	Total
Loan delinquency
Current and less than 30 days past due and still accruing	$149,811	$817	$150,628
30–89 days past due and still accruing	780	55	835
90 or more days past due and still accruing	791	29	820
Total retained loans	$151,382	$901	$152,283
Loan delinquency ratios
% of 30+ days past due to total retained loans	1.04%	9.32%	1.09%
% of 90+ days past due to total retained loans	0.52	3.22	0.54

(in millions, except ratios)	December 31, 2021
	Within the revolving period	Converted to term loans(a)	Total
Loan delinquency
Current and less than 30 days past due and still accruing	$151,798	$901	$152,699
30–89 days past due and still accruing	770	59	829
90 or more days past due and still accruing	741	27	768
Total retained loans	$153,309	$987	$154,296
Loan delinquency ratios
% of 30+ days past due to total retained loans	0.99%	8.71%	1.04%
% of 90+ days past due to total retained loans	0.48	2.74	0.50
(a)Represents TDRs.
Other credit quality indicators
The following table provides information on other credit quality indicators for retained credit card loans.

(in millions, except ratios)	March 31, 2022	December 31, 2021
Geographic region(a)
California	$22,865	$23,030
Texas	15,808	15,879
New York	12,539	12,652
Florida	10,388	10,412
Illinois	8,428	8,530
New Jersey	6,273	6,367
Ohio	4,807	4,923
Colorado	4,562	4,573
Pennsylvania	4,548	4,708
Michigan	3,682	3,773
All other	58,383	59,449
Total retained loans	$152,283	$154,296
Percentage of portfolio based on carrying value with estimated refreshed FICO scores
Equal to or greater than 660	87.9%	88.5%
Less than 660	11.9	11.3
No FICO available	0.2	0.2
(a)The geographic regions presented in the table are ordered based on the magnitude of the corresponding loan balances at March 31, 2022.

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

(in millions, except weighted-average data)	Three months ended March 31,
	2022	2021
Balance of new TDRs(a)	$82	$143
Weighted-average interest rate of loans – before TDR	18.00%	17.74%
Weighted-average interest rate of loans – after TDR	4.87	5.23
Balance of loans that redefaulted within one year of modification(b)	$9	$19
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

Wholesale loan portfolio
Wholesale loans include loans made to a variety of clients, ranging from large corporate and institutional clients, to small businesses and high-net-worth individuals. The primary credit quality indicator for wholesale loans is the internal risk rating assigned to each loan. Refer to Note 12 of JPMorgan Chase’s 2021 Form 10-K for further information on these risk ratings.
The following tables provide information on internal risk rating, which is the primary credit quality indicator for retained wholesale loans.

	Secured by real estate		Commercial and industrial		Other(b)		Total retained loans
(in millions, except ratios)	Mar 31, 2022	Dec 31, 2021	Mar 31, 2022	Dec 31, 2021	Mar 31, 2022	Dec 31, 2021	Mar 31, 2022	Dec 31, 2021
Loans by risk ratings
Investment-grade	$94,158	$92,369	$77,254	$75,783	$239,775	$241,859	$411,187	$410,011
Noninvestment-grade:
Noncriticized	21,982	22,495	68,923	62,039	52,679	52,440	143,584	136,974
Criticized performing	3,858	3,645	7,872	6,900	1,163	770	12,893	11,315
Criticized nonaccrual(a)	369	326	1,148	969	772	759	2,289	2,054
Total noninvestment-grade	26,209	26,466	77,943	69,908	54,614	53,969	158,766	150,343
Total retained loans	$120,367	$118,835	$155,197	$145,691	$294,389	$295,828	$569,953	$560,354
% of investment-grade to total retained loans	78.23%	77.73%	49.78%	52.02%	81.45%	81.76%	72.14%	73.17%
% of total criticized to total retained loans	3.51	3.34	5.81	5.40	0.66	0.52	2.66	2.39
% of criticized nonaccrual to total retained loans	0.31	0.27	0.74	0.67	0.26	0.26	0.40	0.37
(a)At March 31, 2022 and December 31, 2021 nonaccrual loans excluded $57 million and $127 million, respectively, of PPP loans 90 or more days past due and guaranteed by the SBA, predominantly in commercial and industrial.
(b)Includes loans to financial institutions, states and political subdivisions, SPEs, nonprofits, personal investment companies and trusts, as well as loans to individuals and individual entities (predominantly Global Private Bank clients within AWM). Refer to Note 14 of JPMorgan Chase’s 2021 Form 10-K for more information on SPEs.

	Secured by real estate
(in millions)	March 31, 2022
	Term loans by origination year						Revolving loans
	2022	2021	2020	2019	2018	Prior to 2018	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$6,743	$23,613	$15,729	$16,493	$7,171	$23,201	$1,200	$8	$94,158
Noninvestment-grade	1,527	5,149	3,534	4,299	3,250	7,973	476	1	26,209
Total retained loans	$8,270	$28,762	$19,263	$20,792	$10,421	$31,174	$1,676	$9	$120,367

	Secured by real estate
(in millions)	December 31, 2021
	Term loans by origination year						Revolving loans
	2021	2020	2019	2018	2017	Prior to 2017	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$23,346	$16,030	$17,265	$8,103	$7,325	$19,066	$1,226	$8	$92,369
Noninvestment-grade	5,364	3,826	4,564	3,806	2,834	5,613	458	1	26,466
Total retained loans	$28,710	$19,856	$21,829	$11,909	$10,159	$24,679	$1,684	$9	$118,835

	Commercial and industrial
(in millions)	March 31, 2022
	Term loans by origination year						Revolving loans
	2022	2021	2020	2019	2018	Prior to 2018	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$9,027	$13,819	$5,909	$3,107	$1,125	$1,612	$42,654	$1	$77,254	(a)
Noninvestment-grade	7,209	17,555	6,003	3,819	1,707	1,069	40,505	76	77,943
Total retained loans	$16,236	$31,374	$11,912	$6,926	$2,832	$2,681	$83,159	$77	$155,197

	Commercial and industrial
(in millions)	December 31, 2021
	Term loans by origination year						Revolving loans
	2021	2020	2019	2018	2017	Prior to 2017	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$21,342	$6,268	$3,609	$1,269	$1,108	$819	$41,367	$1	$75,783	(b)
Noninvestment-grade	19,314	7,112	4,559	2,177	930	430	35,312	74	69,908
Total retained loans	$40,656	$13,380	$8,168	$3,446	$2,038	$1,249	$76,679	$75	$145,691
(a)At March 31, 2022, $608 million of the $704 million total PPP loans in the wholesale portfolio were commercial and industrial. Of the $608 million, $411 million were originated in 2021 and $197 million were originated in 2020. PPP loans are guaranteed by the SBA and considered investment-grade. Other than in certain limited circumstances, the Firm typically does not recognize charge-offs, classify as nonaccrual nor record an allowance for loan losses on these loans.
(b)At December 31, 2021, $1.1 billion of the $1.3 billion total PPP loans in the wholesale portfolio were commercial and industrial. Of the $1.1 billion, $698 million were originated in 2021 and $396 million were originated in 2020.

	Other(a)
(in millions)	March 31, 2022
	Term loans by origination year						Revolving loans
	2022	2021	2020	2019	2018	Prior to 2018	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$14,015	$19,822	$16,545	$5,423	$2,723	$9,698	$168,991	$2,558	$239,775
Noninvestment-grade	6,264	11,273	2,559	1,519	847	649	31,498	5	54,614
Total retained loans	$20,279	$31,095	$19,104	$6,942	$3,570	$10,347	$200,489	$2,563	$294,389

	Other(a)
(in millions)	December 31, 2021
	Term loans by origination year						Revolving loans
	2021	2020	2019	2018	2017	Prior to 2017	Within the revolving period	Converted to term loans	Total
Loans by risk ratings
Investment-grade	$26,782	$17,829	$6,125	$2,885	$3,868	$7,651	$176,118	$601	$241,859
Noninvestment-grade	16,905	2,399	1,455	935	218	467	31,585	5	53,969
Total retained loans	$43,687	$20,228	$7,580	$3,820	$4,086	$8,118	$207,703	$606	$295,828
(a)Includes loans to financial institutions, states and political subdivisions, SPEs, nonprofits, personal investment companies and trusts, as well as loans to individuals and individual entities (predominantly Global Private Bank clients within AWM). Refer to Note 14 of JPMorgan Chase’s 2021 Form 10-K for more information on SPEs.

The following table presents additional information on retained loans secured by real estate, which consists of loans secured wholly or substantially by a lien or liens on real property at origination.

(in millions, except ratios)	Multifamily		Other commercial		Total retained loans secured by real estate
	Mar 31, 2022	Dec 31, 2021	Mar 31, 2022	Dec 31, 2021	Mar 31, 2022	Dec 31, 2021
Retained loans secured by real estate	$75,194	$73,801	$45,173	$45,034	$120,367	$118,835
Criticized	1,850	1,671	2,377	2,300	4,227	3,971
% of criticized to total retained loans secured by real estate	2.46%	2.26%	5.26%	5.11%	3.51%	3.34%
Criticized nonaccrual	$82	$91	$287	$235	$369	$326
% of criticized nonaccrual loans to total retained loans secured by real estate	0.11%	0.12%	0.64%	0.52%	0.31%	0.27%
Geographic distribution and delinquency
The following table provides information on the geographic distribution and delinquency for retained wholesale loans.

	Secured by real estate		Commercial and industrial		Other		Total retained loans
(in millions, except ratios)	Mar 31, 2022	Dec 31, 2021	Mar 31, 2022	Dec 31, 2021	Mar 31, 2022	Dec 31, 2021	Mar 31, 2022	Dec 31, 2021
Loans by geographic distribution(a)
Total U.S.	$117,246	$115,732	$112,021	$106,449	$209,556	$215,750	$438,823	$437,931
Total non-U.S.	3,121	3,103	43,176	39,242	84,833	80,078	131,130	122,423
Total retained loans	$120,367	$118,835	$155,197	$145,691	$294,389	$295,828	$569,953	$560,354
Loan delinquency
Current and less than 30 days past due and still accruing	$119,596	$118,163	$152,687	$143,459	$292,146	$293,358	$564,429	$554,980
30–89 days past due and still accruing	392	331	1,282	1,193	1,373	1,590	3,047	3,114
90 or more days past due and still accruing(b)	10	15	80	70	98	121	188	206
Criticized nonaccrual(c)	369	326	1,148	969	772	759	2,289	2,054
Total retained loans	$120,367	$118,835	$155,197	$145,691	$294,389	$295,828	$569,953	$560,354
(a)The U.S. and non-U.S. distribution is determined based predominantly on the domicile of the borrower.
(b)Represents loans that are considered well-collateralized and therefore still accruing interest.
(c)At March 31, 2022 and December 31, 2021 nonaccrual loans excluded $57 million and $127 million, respectively, of PPP loans 90 or more days past due and guaranteed by the SBA, predominantly in commercial and industrial.
Nonaccrual loans
The following table provides information on retained wholesale nonaccrual loans.

(in millions)	Secured by real estate		Commercial and industrial		Other		Total retained loans
	Mar 31, 2022	Dec 31, 2021	Mar 31, 2022	Dec 31, 2021	Mar 31, 2022	Dec 31, 2021	Mar 31, 2022	Dec 31, 2021
Nonaccrual loans
With an allowance	$290	$254	$699	$604	$554	$286	$1,543	$1,144
Without an allowance(a)	79	72	449	365	218	473	746	910
Total nonaccrual loans(b)	$369	$326	$1,148	$969	$772	$759	$2,289	$2,054
(a)When the discounted cash flows or collateral value equals or exceeds the amortized cost of the loan, the loan does not require an allowance. This typically occurs when the loans have been partially charged off and/or there have been interest payments received and applied to the loan balance.
(b)Interest income on nonaccrual loans recognized on a cash basis was not material for the three months ended March 31, 2022 and 2021.
Loan modifications
Certain loan modifications are considered to be TDRs as they provide various concessions to borrowers who are experiencing financial difficulty. Loans with short-term or other insignificant modifications that are not considered concessions are not TDRs. New TDRs were $418 million and $428 million as of March 31, 2022, and 2021, respectively. New TDRs for the three months ended March 31, 2022 and 2021 reflected extending maturity dates, covenant waivers and the receipt of assets in partial satisfaction of the loan predominantly in the Commercial and Industrial loan class. The impact of these modifications resulting in new TDRs was not material to the Firm for the three months ended March 31, 2022 and 2021.
The carrying value of TDRs was $906 million and $607 million as of March 31, 2022, and December 31, 2021, respectively.

Note 12 – Allowance for credit losses
The Firm's allowance for credit losses represents management's estimate of expected credit losses over the remaining expected life of the Firm's financial assets measured at amortized cost and certain off-balance sheet lending-related commitments.
Refer to Note 13 of JPMorgan Chase's 2021 Form 10-K for a detailed discussion of the allowance for credit losses and the related accounting policies.

Allowance for credit losses and related information
The table below summarizes information about the allowances for credit losses, and includes a breakdown of loans and lending-related commitments by impairment methodology. Refer to Note 10 of JPMorgan Chase’s 2021 Form 10-K and Note 9 of this Form 10-Q for further information on the allowance for credit losses on investment securities.

	2022				2021
Three months ended March 31, (in millions)	Consumer, excluding credit card	Credit card	Wholesale	Total	Consumer, excluding credit card	Credit card	Wholesale	Total
Allowance for loan losses
Beginning balance at January 1,	$1,765	$10,250	$4,371	$16,386	$3,636	$17,800	$6,892	$28,328
Gross charge-offs	204	720	52	976	166	1,214	88	1,468
Gross recoveries collected	(158)	(214)	(22)	(394)	(145)	(231)	(35)	(411)
Net charge-offs/(recoveries)	46	506	30	582	21	983	53	1,057
Provision for loan losses	175	506	687	1,368	(932)	(2,517)	(830)	(4,279)
Other	—	—	20	20	(1)	—	10	9
Ending balance at March 31,	$1,894	$10,250	$5,048	$17,192	$2,682	$14,300	$6,019	$23,001

Allowance for lending-related commitments
Beginning balance at January 1,	$113	$—	$2,148	$2,261	$187	$—	$2,222	$2,409
Provision for lending-related commitments	(2)	—	98	96	(52)	—	159	107
Other	—	—	1	1	—	—	—	—
Ending balance at March 31,	$111	$—	$2,247	$2,358	$135	$—	$2,381	$2,516
Total allowance for investment securities	NA	NA	NA	41	NA	NA	NA	94
Total allowance for credit losses	$2,005	$10,250	$7,295	$19,591	$2,817	$14,300	$8,400	$25,611

Allowance for loan losses by impairment methodology
Asset-specific(a)	$(644)	$262	$485	$103	$(348)	$522	$529	$703
Portfolio-based	2,538	9,988	4,563	17,089	3,030	13,778	5,490	22,298
Total allowance for loan losses	$1,894	$10,250	$5,048	$17,192	$2,682	$14,300	$6,019	$23,001

Loans by impairment methodology
Asset-specific(a)	$13,186	$901	$2,823	$16,910	$16,008	$1,291	$3,394	$20,693
Portfolio-based	282,975	151,382	567,130	1,001,487	286,384	130,481	511,084	927,949
Total retained loans	$296,161	$152,283	$569,953	$1,018,397	$302,392	$131,772	$514,478	$948,642

Collateral-dependent loans
Net charge-offs	$(5)	$—	$7	$2	$20	$—	$2	$22
Loans measured at fair value of collateral less cost to sell	4,144	—	665	4,809	4,790	—	354	5,144

Allowance for lending-related commitments by impairment methodology
Asset-specific	$—	$—	$139	$139	$—	$—	$144	$144
Portfolio-based	111	—	2,108	2,219	135	—	2,237	2,372
Total allowance for lending-related commitments(b)	$111	$—	$2,247	$2,358	$135	$—	$2,381	$2,516

Lending-related commitments by impairment methodology
Asset-specific	$—	$—	$767	$767	$—	$—	$800	$800
Portfolio-based(c)	31,847	—	463,570	495,417	34,468	—	440,830	475,298
Total lending-related commitments	$31,847	$—	$464,337	$496,184	$34,468	$—	$441,630	$476,098
(a)Includes collateral dependent loans, including those considered TDRs and those for which foreclosure is deemed probable, modified PCD loans and non-collateral dependent loans that have been modified or are reasonably expected to be modified in a TDR. Also includes risk-rated loans that have been placed on nonaccrual status for the wholesale portfolio segment. The asset-specific allowance for credit card loans modified, or reasonably expected to be modified, in a TDR is calculated based on the loans’ original contractual interest rates and does not consider any incremental penalty rates.
(b)The allowance for lending-related commitments is reported in accounts payable and other liabilities on the Consolidated balance sheets.
(c)At March 31, 2022 and 2021, lending-related commitments excluded $15.3 billion and $21.8 billion, respectively, for the consumer, excluding credit card portfolio segment; $757.3 billion and $674.4 billion, respectively, for the credit card portfolio segment; and $32.9 billion and $39.6 billion, respectively, for the wholesale portfolio segment, which were not subject to the allowance for lending-related commitments.

Discussion of changes in the allowance
The allowance for credit losses as of March 31, 2022 was $19.6 billion, an increase from $18.7 billion at December 31, 2021, consisting of: $776 million in wholesale, across the LOBs, and $127 million in consumer, driven by the residential real estate portfolio.
The change in the allowance largely reflects an increased weight placed on the adverse scenarios, from the more balanced weighting placed on the adverse and upside scenarios at December 31, 2021, due to the potential effects associated with higher inflation, changes in monetary policy, as well as geopolitical risks, including the war in Ukraine. The increase in the allowance also included client-specific Russia and Russia-associated downgrades in CIB and AWM.
The Firm's allowance for credit losses is estimated using a weighted average of five internally developed macroeconomic scenarios. The adverse scenarios incorporate more punitive macroeconomic factors than the central case assumptions provided in the table below, resulting in weighted average U.S. unemployment rates above 4% through the second quarter of 2023 and year over year growth in U.S. real GDP of 2.5% in the second quarter of 2023.
The Firm’s central case assumptions reflected U.S. unemployment rates and U.S. real GDP as follows:

	Assumptions at March 31, 2022
	2Q22	4Q22	2Q23
U.S. unemployment rate(a)	3.6%	3.3%	3.3%
YoY growth in U.S. real GDP(b)	3.7%	2.9%	2.6%

	Assumptions at December 31, 2021
	2Q22	4Q22	2Q23
U.S. unemployment rate(a)	4.2%	4.0%	3.9%
YoY growth in U.S. real GDP(b)	3.1%	2.8%	2.1%
(a)Reflects quarterly average of forecasted U.S. unemployment rate.
(b)As of March 31, 2022, the year over year growth in U.S. real GDP in the forecast horizon of the central scenario is calculated as the percent change in U.S. real GDP levels from the prior year.
Subsequent changes to this forecast and related estimates will be reflected in the provision for credit losses in future periods.
Refer to Note 13 and Note 10 of JPMorgan Chase's 2021 Form 10-K for a description of the policies, methodologies and judgments used to determine the Firm’s allowances for credit losses on loans, lending-related commitments, and investment securities.
Refer to Critical Accounting Estimates Used by the Firm on pages 75-77 for further information on the allowance for credit losses and related management judgments.
Refer to Consumer Credit Portfolio on pages 49-53, Wholesale Credit Portfolio on pages 54-62 and Note 11 for additional information on the consumer and wholesale credit portfolios.

Note 13 – Variable interest entities
Refer to Note 1 of JPMorgan Chase’s 2021 Form 10-K for a further description of JPMorgan Chase’s accounting policies regarding consolidation of VIEs. Refer to Note 14 of JPMorgan Chase's 2021 Form 10-K for a detailed discussion of VIEs, including the Firm’s accounting policies regarding securitizations.
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

Line of Business	Transaction Type	Activity	Form 10-Q page references
CCB	Credit card securitization trusts	Securitization of originated credit card receivables	139
	Mortgage securitization trusts	Servicing and securitization of both originated and purchased residential mortgages	139-141
CIB	Mortgage and other securitization trusts	Securitization of both originated and purchased residential and commercial mortgages, and other consumer loans	139-141
	Multi-seller conduits	Assisting clients in accessing the financial markets in a cost-efficient manner and structuring transactions to meet investor needs	141
	Municipal bond vehicles	Financing of municipal bond investments	141
The Firm also invests in and provides financing and other services to VIEs sponsored by third parties. Refer to pages 142-144 of this Note for more information on consolidated VIE assets and liabilities as well as the VIEs sponsored by third parties.
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

	Principal amount outstanding			JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
March 31, 2022 (in millions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	Investment securities	Other financial assets	Total interests held by JPMorgan Chase
Securitization-related(a)
Residential mortgage:
Prime/Alt-A and option ARMs	$57,739	$862	$50,727	$708	$1,263	$41	$2,012
Subprime	10,563	7	9,764	2	—	—	2
Commercial and other(b)	154,343	—	113,255	748	4,029	477	5,254
Total	$222,645	$869	$173,746	$1,458	$5,292	$518	$7,268

	Principal amount outstanding			JPMorgan Chase interest in securitized assets in nonconsolidated VIEs(c)(d)(e)
December 31, 2021 (in millions)	Total assets held by securitization VIEs	Assets held in consolidated securitization VIEs	Assets held in nonconsolidated securitization VIEs with continuing involvement	Trading assets	Investment securities	Other financial assets	Total interests held by JPMorgan Chase
Securitization-related(a)
Residential mortgage:
Prime/Alt-A and option ARMs	$55,085	$942	$47,029	$974	$684	$95	$1,753
Subprime	10,966	27	10,115	2	—	—	2
Commercial and other(b)	150,694	—	93,698	671	3,274	506	4,451
Total	$216,745	$969	$150,842	$1,647	$3,958	$601	$6,206
(a)Excludes U.S. GSEs and government agency securitizations and re-securitizations, which are not Firm-sponsored.
(b)Consists of securities backed by commercial real estate loans and non-mortgage-related consumer receivables purchased from third parties.
(c)Excludes the following: retained servicing; securities retained from loan sales and securitization activity related to U.S. GSEs and government agencies; interest rate and foreign exchange derivatives primarily used to manage interest rate and foreign exchange risks of securitization entities; senior and subordinated securities of $210 million and $91 million, respectively, at March 31, 2022, and $145 million and $36 million, respectively, at December 31, 2021, which the Firm purchased in connection with CIB’s secondary market-making activities.
(d)Includes interests held in re-securitization transactions.
(e)As of March 31, 2022 and December 31, 2021, 83% and 79%, respectively, of the Firm’s retained securitization interests, which are predominantly carried at fair value and include amounts required to be held pursuant to credit risk retention rules, were risk-rated “A” or better, on an S&P-equivalent basis. The retained interests in prime residential mortgages consisted of $1.9 billion and $1.6 billion of investment-grade retained interests, and $68 million and $131 million of noninvestment-grade retained interests at March 31, 2022, and December 31, 2021, respectively. The retained interests in commercial and other securitization trusts consisted of $4.3 billion and $3.5 billion of investment-grade retained interests, and $931 million and $929 million of noninvestment-grade retained interests at March 31, 2022 and December 31, 2021, respectively.

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
Re-securitizations
The following table presents the principal amount of securities transferred to re-securitization VIEs.

	Three months ended March 31,
(in millions)	2022	2021
Transfers of securities to VIEs
U.S. GSEs and government agencies	$6,076	$13,105
The Firm did not transfer any private label securities to re-securitization VIEs during the three months ended March 31, 2022 and 2021, respectively and retained interests in any such Firm-sponsored VIEs as of March 31, 2022 and December 31, 2021 were not material.
The following table presents information on the Firm's interests in nonconsolidated re-securitization VIEs.

	Nonconsolidated re-securitization VIEs
(in millions)	March 31, 2022	December 31, 2021
U.S. GSEs and government agencies
Interest in VIEs	$2,295	$1,947
As of March 31, 2022, and December 31, 2021, the Firm did not consolidate any U.S. GSE and government agency re-securitization VIEs or any Firm-sponsored private-label re-securitization VIEs.
Multi-seller conduits
In the normal course of business, JPMorgan Chase makes markets in and invests in commercial paper issued by the Firm-administered multi-seller conduits. The Firm held $13.3 billion and $13.7 billion of the commercial paper issued by the Firm-administered multi-seller conduits at March 31, 2022, and December 31, 2021, respectively, which have been eliminated in consolidation. The Firm’s investments reflect the Firm’s funding needs and capacity and were not driven by market illiquidity. Other than the amounts required to be held pursuant to credit risk retention rules, the Firm is not obligated under any agreement to purchase the commercial paper issued by the Firm-administered multi-seller conduits.
Deal-specific liquidity facilities, program-wide liquidity and credit enhancement provided by the Firm have been eliminated in consolidation. The Firm or the Firm-administered multi-seller conduits provide lending-related commitments to certain clients of the Firm-administered multi-seller conduits. The unfunded commitments were $13.8 billion and $13.4 billion at March 31, 2022, and December 31, 2021, respectively, and are reported as off-balance sheet lending-related commitments in other unfunded commitments to extend credit. Refer to Note 22 for more information on off-balance sheet lending-related commitments.
Municipal bond vehicles
Municipal bond vehicles or tender option bond (“TOB”) trusts allow institutions to finance their municipal bond investments at short-term rates. TOB transactions are known as customer TOB trusts and non-customer TOB trusts. Customer TOB trusts are sponsored by a third party.
The Firm serves as sponsor for all non-customer TOB transactions.

Consolidated VIE assets and liabilities
The following table presents information on assets and liabilities related to VIEs consolidated by the Firm as of March 31, 2022, and December 31, 2021.

	Assets					Liabilities
March 31, 2022 (in millions)	Trading assets	Loans		Other(c)	Total assets(d)	Beneficial interests in VIE assets(e)	Other(f)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$10,434		$90	$10,524	$1,748	$1	$1,749
Firm-administered multi-seller conduits	9	19,478		118	19,605	6,250	36	6,286
Municipal bond vehicles	2,011	—		5	2,016	1,979	1	1,980
Mortgage securitization entities(a)	—	883		25	908	167	78	245
Other	—	1,171	(b)	234	1,405	—	137	137
Total	$2,020	$31,966		$472	$34,458	$10,144	$253	$10,397

	Assets					Liabilities
December 31, 2021 (in millions)	Trading assets	Loans		Other(c)	Total assets(d)	Beneficial interests in VIE assets(e)	Other(f)	Total liabilities
VIE program type
Firm-sponsored credit card trusts	$—	$11,108		$102	$11,210	$2,397	$1	$2,398
Firm-administered multi-seller conduits	1	19,883		71	19,955	6,198	41	6,239
Municipal bond vehicles	2,009	—		2	2,011	1,976	—	1,976
Mortgage securitization entities(a)	—	955		32	987	179	85	264
Other	—	1,078	(b)	283	1,361	—	118	118
Total	$2,010	$33,024		$490	$35,524	$10,750	$245	$10,995
(a)Includes residential and commercial mortgage securitizations.
(b)Primarily includes purchased supply chain finance receivables and purchased auto loan securitizations in CIB.
(c)Includes assets classified as cash and other assets on the Consolidated balance sheets.
(d)The assets of the consolidated VIEs included in the program types above are used to settle the liabilities of those entities. The assets and liabilities include third-party assets and liabilities of consolidated VIEs and exclude intercompany balances that eliminate in consolidation.
(e)The interest-bearing beneficial interest liabilities issued by consolidated VIEs are classified in the line item on the Consolidated balance sheets titled, “Beneficial interests issued by consolidated VIEs”. The holders of these beneficial interests generally do not have recourse to the general credit of JPMorgan Chase. Included in beneficial interests in VIE assets are long-term beneficial interests of $1.9 billion and $2.6 billion at March 31, 2022, and December 31, 2021, respectively.
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
Tax credit vehicles
The Firm holds investments in unconsolidated tax credit vehicles, which are limited partnerships and similar entities that own and operate affordable housing, energy, and other projects. These entities are primarily considered VIEs. A third party is typically the general partner or managing member and has control over the significant activities of the tax credit vehicles, and accordingly the Firm does not consolidate tax credit vehicles. The Firm generally invests in these partnerships as a limited partner and earns a return primarily through the receipt of tax credits allocated to the projects. The maximum loss exposure, represented by equity investments and funding commitments, was $26.5 billion and $26.8 billion, of which $9.0 billion and $9.4 billion was unfunded at March 31, 2022 and December 31, 2021, respectively. The Firm assesses each project and to reduce the risk of loss, may withhold varying amounts of its capital investment until the project qualifies for tax credits. Refer to Note 25 of JPMorgan Chase’s 2021 Form 10-K for further information on affordable housing tax credits and Note 22 of this Form 10-Q for more information on off-balance sheet lending-related commitments.

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
The Firm’s maximum exposure as a liquidity provider to customer TOB trusts at March 31, 2022 and December 31, 2021 was $7.2 billion and $6.8 billion, respectively. The fair value of assets held by such VIEs at March 31, 2022 and December 31, 2021 was $10.3 billion and $10.5 billion, respectively.
Loan securitizations
The Firm has securitized and sold a variety of loans, including residential mortgages, credit card receivables, and commercial mortgages.
Securitization activity
The following table provides information related to the Firm’s securitization activities for the three months ended March 31, 2022 and 2021, related to assets held in Firm-sponsored securitization entities that were not consolidated by the Firm, and where sale accounting was achieved at the time of the securitization.

	Three months ended March 31,
	2022		2021
(in millions)	Residential mortgage(d)	Commercial and other(e)	Residential mortgage(d)	Commercial and other(e)
Principal securitized	$6,495	$3,108	$4,077	$1,912
All cash flows during the period:(a)
Proceeds received from loan sales as financial instruments(b)(c)	$6,375	$3,106	$4,234	$1,970
Servicing fees collected	24	—	41	—
Cash flows received on interests	155	71	183	52
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

	Three months ended March 31,
(in millions)	2022	2021
Carrying value of loans sold	$23,668	$23,147
Proceeds received from loan sales as cash	9	16
Proceeds from loan sales as securities(a)(b)	23,258	22,749
Total proceeds received from loan sales(c)	$23,267	$22,765
Gains/(losses) on loan sales(d)(e)	$—	$4
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
The following table presents loans the Firm repurchased or had an option to repurchase, real estate owned, and foreclosed government-guaranteed residential mortgage loans recognized on the Firm’s Consolidated balance sheets as of March 31, 2022 and December 31, 2021. Substantially all of these loans and real estate are insured or guaranteed by U.S. government agencies.

(in millions)	Mar 31, 2022	Dec 31, 2021
Loans repurchased or option to repurchase(a)	$896	$1,022
Real estate owned	6	5
Foreclosed government-guaranteed residential mortgage loans(b)	31	36
(a)Predominantly all of these amounts relate to loans that have been repurchased from Ginnie Mae loan pools.
(b)Relates to voluntary repurchases of loans, which are included in accrued interest and accounts receivable.

Loan delinquencies and liquidation losses
The table below includes information about components of and delinquencies related to nonconsolidated securitized financial assets held in Firm-sponsored private-label securitization entities, in which the Firm has continuing involvement as of March 31, 2022, and December 31, 2021.

					Net liquidation losses/(recoveries)
	Securitized assets		90 days past due		Three months ended March 31,
(in millions)	Mar 31, 2022	Dec 31, 2021	Mar 31, 2022	Dec 31, 2021	2022	2021
Securitized loans
Residential mortgage:
Prime / Alt-A & option ARMs	$50,727	$47,029	$2,236	$2,466	$(6)	$12
Subprime	9,764	10,115	1,537	1,609	—	18
Commercial and other	113,255	93,698	1,320	1,456	6	21
Total loans securitized	$173,746	$150,842	$5,093	$5,531	$—	$51

Note 14 – Goodwill and Mortgage servicing rights
Refer to Note 15 of JPMorgan Chase’s 2021 Form 10-K for a discussion of the accounting policies related to goodwill and mortgage servicing rights.
Goodwill
The following table presents goodwill attributed to the reportable business segments and Corporate.

(in millions)	March 31, 2022	December 31, 2021
Consumer & Community Banking	$31,474	$31,474
Corporate & Investment Bank	7,910	7,906
Commercial Banking	2,986	2,986
Asset & Wealth Management	7,224	7,222
Corporate	704	727
Total goodwill	$50,298	$50,315
The following table presents changes in the carrying amount of goodwill.

	Three months ended March 31,
(in millions)	2022	2021
Balance at beginning of period	$50,315	$49,248
Changes during the period from:
Other(a)	(17)	(5)
Balance at March 31,	$50,298	$49,243
(a)Primarily foreign currency adjustments and, in the first quarter of 2021, adjustments to goodwill related to prior period acquisitions.

Goodwill impairment testing
Goodwill is tested for impairment during the fourth quarter of each fiscal year, or more often if events or circumstances, such as adverse changes in the business climate, indicate that there may be an impairment. Refer to Note 15 of JPMorgan Chase’s 2021 Form 10-K for a further discussion of the Firm’s goodwill impairment testing.
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
As of March 31, 2022, the Firm reviewed current economic conditions, estimated market cost of equity, as well as actual business results and projections of business performance. Based on such reviews, the Firm has concluded that goodwill was not impaired as of March 31, 2022, or December 31, 2021, nor was goodwill written off due to impairment during the three months ended March 31, 2022 or 2021.

Mortgage servicing rights
MSRs represent the fair value of expected future cash flows for performing servicing activities for others. The fair value considers estimated future servicing fees and ancillary revenue, offset by estimated costs to service the loans, and generally declines over time as net servicing cash flows are received, effectively amortizing the MSR asset against contractual servicing and ancillary fee income. MSRs are either purchased from third parties or recognized upon sale or securitization of mortgage loans if servicing is retained. Refer to Notes 2 and 15 of JPMorgan Chase’s 2021 Form 10-K for a further description of the MSR asset, interest rate risk management, and the valuation of MSRs.
The following table summarizes MSR activity for the three months ended March 31, 2022 and 2021.

	As of or for the three months ended March 31,
(in millions, except where otherwise noted)	2022	2021
Fair value at beginning of period	$5,494	$3,276
MSR activity:
Originations of MSRs	415	404
Purchase of MSRs	715	179
Disposition of MSRs	(57)	1
Net additions/(dispositions)	1,073	584

Changes due to collection/realization of expected cash flows	(232)	(187)

Changes in valuation due to inputs and assumptions:
Changes due to market interest rates and other(a)	894	836
Changes in valuation due to other inputs and assumptions:
Projected cash flows (e.g., cost to service)	—	(24)
Discount rates	—	—
Prepayment model changes and other(b)	65	(15)
Total changes in valuation due to other inputs and assumptions	65	(39)
Total changes in valuation due to inputs and assumptions	959	797
Fair value at March 31	$7,294	$4,470
Changes in unrealized gains/(losses) included in income related to MSRs held at March 31	$959	$797
Contractual service fees, late fees and other ancillary fees included in income	370	291
Third-party mortgage loans serviced at March 31, (in billions)	576	444
Servicer advances, net of an allowance for uncollectible amounts, at March 31, (in billions)(c)	1.4	1.8
(a)Represents both the impact of changes in estimated future prepayments due to changes in market interest rates, and the difference between actual and expected prepayments.
(b)Represents changes in prepayments other than those attributable to changes in market interest rates.
(c)Represents amounts the Firm pays as the servicer (e.g., scheduled principal and interest, taxes and insurance), which will generally be reimbursed within a short period of time after the advance from future cash flows from the trust or the underlying loans. The Firm’s credit risk associated with these servicer advances is minimal because reimbursement of the advances is typically senior to all cash payments to investors. In addition, the Firm maintains the right to stop payment to investors if the collateral is insufficient to cover the advance. However, certain of these servicer advances may not be recoverable if they were not made in accordance with applicable rules and agreements.

The following table presents the components of mortgage fees and related income (including the impact of MSR risk management activities) for the three months ended March 31, 2022 and 2021.

	Three months ended March 31,
(in millions)	2022	2021
CCB mortgage fees and related income
Production revenue	$211	$757

Net mortgage servicing revenue:
Operating revenue:
Loan servicing revenue	368	248
Changes in MSR asset fair value due to collection/realization of expected cash flows	(232)	(187)
Total operating revenue	136	61
Risk management:
Changes in MSR asset fair value due to market interest rates and other(a)	894	836
Other changes in MSR asset fair value due to other inputs and assumptions in model(b)	65	(39)
Changes in derivative fair value and other	(850)	(912)
Total risk management	109	(115)
Total net mortgage servicing revenue	245	(54)

Total CCB mortgage fees and related income	456	703

All other	4	1
Mortgage fees and related income	$460	$704
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
Changes in fair value based on variations in assumptions generally cannot be easily extrapolated, because the relationship of the change in the assumptions to the change in fair value are often highly interrelated and may not be linear. In the following table, the effect that a change in a particular assumption may have on the fair value is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which would either magnify or counteract the impact of the initial change.

The table below outlines the key economic assumptions used to determine the fair value of the Firm’s MSRs at March 31, 2022, and December 31, 2021, and outlines hypothetical sensitivities of those fair values to immediate adverse changes in those assumptions, as defined below.

(in millions, except rates)	Mar 31, 2022	Dec 31, 2021
Weighted-average prepayment speed assumption (constant prepayment rate)	7.68%	9.90%
Impact on fair value of 10% adverse change	$(206)	$(210)
Impact on fair value of 20% adverse change	(398)	(404)
Weighted-average option adjusted spread(a)	5.99%	6.44%
Impact on fair value of a 100 basis point adverse change	$(300)	$(225)
Impact on fair value of a 200 basis point adverse change	(577)	(433)
(a)Includes the impact of operational risk and regulatory capital.

Note 15 – Deposits
Refer to Note 17 of JPMorgan Chase’s 2021 Form 10-K for further information on deposits.
At March 31, 2022 and December 31, 2021, noninterest-bearing and interest-bearing deposits were as follows.

(in millions)	March 31, 2022	December 31, 2021
U.S. offices
Noninterest-bearing (included $8,168 and $8,115 at fair value)(a)	$721,401	$711,525	(b)
Interest-bearing (included $645 and $629 at fair value)(a)	1,412,589	1,359,932	(b)
Total deposits in U.S. offices	2,133,990	2,071,457
Non-U.S. offices
Noninterest-bearing (included $1,475 and $2,420 at fair value)(a)	27,542	26,229
Interest-bearing (included $155 and $169 at fair value)(a)	399,675	364,617
Total deposits in non-U.S. offices	427,217	390,846
Total deposits	$2,561,207	$2,462,303
(a)Includes structured notes classified as deposits for which the fair value option has been elected. Refer to Note 3 for further information.
(b)Prior-period amount has been revised to conform with the current presentation.
Note 16 – Leases
Refer to Note 18 of JPMorgan Chase’s 2021 Form 10-K for a further discussion on leases.
Firm as lessee
At March 31, 2022, JPMorgan Chase and its subsidiaries were obligated under a number of noncancellable leases, predominantly operating leases for premises and equipment used primarily for business purposes.
Operating lease liabilities and right-of-use ("ROU") assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term.
The following table provides information related to the Firm’s operating leases:

(in millions)	March 31, 2022	December 31, 2021
Right-of-use assets	$7,933	$7,888
Lease liabilities	8,349	8,328
The Firm’s net rental expense was $495 million and $490 million for the three months ended March 31, 2022 and 2021, respectively.
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
The following table presents the Firm’s operating lease income, included within other income, and the related depreciation expense, included within technology, communications and equipment expense, on the Consolidated statements of income:

	Three months ended March 31,
(in millions)	2022	2021
Operating lease income	$1,048	$1,325
Depreciation expense	711	934

Note 17 - Preferred stock
Refer to Note 21 of JPMorgan Chase’s 2021 Form 10-K for a further discussion on preferred stock.
The following is a summary of JPMorgan Chase’s non-cumulative preferred stock outstanding as of March 31, 2022 and December 31, 2021, and the quarterly dividend declarations for the three months ended March 31, 2022 and 2021.

	Shares		Carrying value (in millions)			Contractual rate in effect at March 31, 2022	Earliest redemption date	Floating annualized rate(a)	Dividend declared per share
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021	Issue date				Three months ended March 31,
									2022	2021
Fixed-rate:
Series AA	—	—	$—	$—	6/4/2015	—%	9/1/2020	NA	$—	$152.50
Series BB	—	—	—	—	7/29/2015	—	9/1/2020	NA	—	153.75
Series DD	169,625	169,625	1,696	1,696	9/21/2018	5.750	12/1/2023	NA	143.75	143.75
Series EE	185,000	185,000	1,850	1,850	1/24/2019	6.000	3/1/2024	NA	150.00	150.00
Series GG	90,000	90,000	900	900	11/7/2019	4.750	12/1/2024	NA	118.75	118.75
Series JJ	150,000	150,000	1,500	1,500	3/17/2021	4.550	6/1/2026	NA	113.75	NA
Series LL	185,000	185,000	1,850	1,850	5/20/2021	4.625	6/1/2026	NA	115.63	NA
Series MM	200,000	200,000	2,000	2,000	7/29/2021	4.200	9/1/2026	NA	105.00	NA
Fixed-to-floating-rate:
Series I	293,375	293,375	$2,934	$2,934	4/23/2008	LIBOR + 3.47%	4/30/2018	LIBOR + 3.47%	$92.13	$93.06
Series Q	150,000	150,000	1,500	1,500	4/23/2013	5.150	5/1/2023	LIBOR + 3.25	128.75	128.75
Series R	150,000	150,000	1,500	1,500	7/29/2013	6.000	8/1/2023	LIBOR + 3.30	150.00	150.00
Series S	200,000	200,000	2,000	2,000	1/22/2014	6.750	2/1/2024	LIBOR + 3.78	168.75	168.75
Series U	100,000	100,000	1,000	1,000	3/10/2014	6.125	4/30/2024	LIBOR + 3.33	153.13	153.13
Series V	250,000	250,000	2,500	2,500	6/9/2014	LIBOR + 3.32%	7/1/2019	LIBOR + 3.32	86.40	85.97
Series X	160,000	160,000	1,600	1,600	9/23/2014	6.100	10/1/2024	LIBOR + 3.33	152.50	152.50
Series Z	—	200,000	—	2,000	4/21/2015	—	5/1/2020	LIBOR + 3.80	—	101.24
Series CC	125,750	125,750	1,258	1,258	10/20/2017	4.625	11/1/2022	LIBOR + 2.58	115.63	115.63
Series FF	225,000	225,000	2,250	2,250	7/31/2019	5.000	8/1/2024	SOFR + 3.38	125.00	125.00
Series HH	300,000	300,000	3,000	3,000	1/23/2020	4.600	2/1/2025	SOFR + 3.125	115.00	115.00
Series II	150,000	150,000	1,500	1,500	2/24/2020	4.000	4/1/2025	SOFR + 2.745	100.00	100.00
Series KK	200,000	200,000	2,000	2,000	5/12/2021	3.650	6/1/2026	CMT + 2.85	91.25	NA
Total preferred stock	3,283,750	3,483,750	$32,838	$34,838
(a)Floating annualized rate includes three-month LIBOR, three-month term SOFR or five-year Constant Maturity Treasury ("CMT") rate, as applicable, plus the spreads noted above.
Each series of preferred stock has a liquidation value and redemption price per share of $10,000, plus accrued but unpaid dividends. The aggregate liquidation value was $33.2 billion at March 31, 2022.
Redemptions
On February 1, 2022, the Firm redeemed all $2.0 billion of its fixed-to-floating rate non-cumulative preferred stock, Series Z.
On June 1, 2021, the Firm redeemed all $1.43 billion of its 6.10% non-cumulative preferred stock, Series AA and all $1.15 billion of its 6.15% non-cumulative preferred stock, Series BB.

Note 18 – Earnings per share
Refer to Note 23 of JPMorgan Chase’s 2021 Form 10-K for a discussion of the computation of basic and diluted earnings per share (“EPS”). The following table presents the calculation of basic and diluted EPS for the three months ended March 31, 2022 and 2021.

(in millions, except per share amounts)	Three months ended March 31,
	2022	2021
Basic earnings per share
Net income	$8,282	$14,300
Less: Preferred stock dividends	397	379
Net income applicable to common equity	7,885	13,921
Less: Dividends and undistributed earnings allocated to participating securities	40	70
Net income applicable to common stockholders	$7,845	$13,851

Total weighted-average basic shares outstanding	2,977.0	3,073.5
Net income per share	$2.64	$4.51

Diluted earnings per share
Net income applicable to common stockholders	$7,845	$13,851
Total weighted-average basic shares outstanding	2,977.0	3,073.5
Add: Dilutive impact of SARs and employee stock options, unvested PSUs and nondividend-earning RSUs	4.0	5.4
Total weighted-average diluted shares outstanding	2,981.0	3,078.9
Net income per share	$2.63	$4.50

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

As of or for the three months ended March 31, 2022 (in millions)	Unrealized gains/(losses) on investment securities		Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)
Balance at January 1, 2022	$2,640		$(934)	$(131)	$(296)	$(210)	$(1,153)	$(84)
Net change	(7,453)		(62)	110	(2,791)	67	646	(9,483)
Balance at March 31, 2022	$(4,813)	(a)	$(996)	$(21)	$(3,087)	$(143)	$(507)	$(9,567)

As of or for the three months ended March 31, 2021 (in millions)	Unrealized gains/(losses) on investment securities		Translation adjustments, net of hedges	Fair value hedges	Cash flow hedges	Defined benefit pension and OPEB plans	DVA on fair value option elected liabilities	Accumulated other comprehensive income/(loss)
Balance at January 1, 2021	$8,180		$(473)	$(112)	$2,383	$(1,132)	$(860)	$7,986
Net change	(4,339)		(250)	(28)	(2,249)	68	(147)	(6,945)
Balance at March 31, 2021	$3,841	(a)	$(723)	$(140)	$134	$(1,064)	$(1,007)	$1,041
(a)As of March 31, 2022 and 2021 includes after-tax net unamortized unrealized gains of $2.2 billion and $2.9 billion, related to AFS securities that have been transferred to HTM, respectively. Refer to Note 10 of JPMorgan Chase's 2021 Form 10-K for further information.
The following table presents the pre-tax and after-tax changes in the components of OCI.

	2022			2021
Three months ended March 31, (in millions)	Pre-tax	Tax effect	After-tax	Pre-tax	Tax effect	After-tax
Unrealized gains/(losses) on investment securities:
Net unrealized gains/(losses) arising during the period	$(10,202)	$2,450	$(7,752)	$(5,693)	$1,365	$(4,328)
Reclassification adjustment for realized (gains)/losses included in net income(a)	394	(95)	299	(14)	3	(11)
Net change	(9,808)	2,355	(7,453)	(5,707)	1,368	(4,339)
Translation adjustments:
Translation	(341)	24	(317)	(1,200)	39	(1,161)
Hedges	338	(83)	255	1,200	(289)	911
Net change	(3)	(59)	(62)	—	(250)	(250)
Fair value hedges, net change(b):	145	(35)	110	(37)	9	(28)
Cash flow hedges:
Net unrealized gains/(losses) arising during the period	(3,436)	825	(2,611)	(2,695)	647	(2,048)
Reclassification adjustment for realized (gains)/losses included in net income(c)	(237)	57	(180)	(264)	63	(201)
Net change	(3,673)	882	(2,791)	(2,959)	710	(2,249)
Defined benefit pension and OPEB plans, net change:	90	(23)	67	91	(23)	68
DVA on fair value option elected liabilities, net change:	859	(213)	646	(189)	42	(147)
Total other comprehensive income/(loss)	$(12,390)	$2,907	$(9,483)	$(8,801)	$1,856	$(6,945)
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
Refer to Note 26 of JPMorgan Chase’s 2021 Form 10-K for a detailed discussion of the Firm’s restricted cash and other restricted assets.
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
The following table presents the components of the Firm’s restricted cash:

(in billions)	March 31, 2022	December 31, 2021
Segregated for the benefit of securities and cleared derivative customers	23.4	14.6
Cash reserves at non-U.S. central banks and held for other general purposes	7.4	5.1
Total restricted cash(a)	$30.8	$19.7
(a)Comprises $29.6 billion and $18.4 billion in deposits with banks, and $1.2 billion and $1.3 billion in cash and due from banks on the Consolidated balance sheet as of March 31, 2022 and December 31, 2021, respectively.
Also, as of March 31, 2022 and December 31, 2021, the Firm had the following other restricted assets:
•Cash and securities pledged with clearing organizations for the benefit of customers of $41.5 billion and $47.5 billion, respectively.
•Securities with a fair value of $34.4 billion and $30.0 billion, respectively, were also restricted in relation to customer activity.

Note 21 – Regulatory capital
Refer to Note 27 of JPMorgan Chase’s 2021 Form 10-K for a detailed discussion on regulatory capital.
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
The following table presents the risk-based regulatory capital ratio requirements and well-capitalized ratios to which the Firm and its IDI subsidiaries were subject as of March 31, 2022 and December 31, 2021.

	Standardized capital ratio requirements		Advanced capital ratio requirements		Well-capitalized ratios
	BHC(a)	IDI(b)	BHC(a)	IDI(b)	BHC(c)	IDI(d)
Risk-based capital ratios
CET1 capital	11.2%	7.0%	10.5%	7.0%	NA	6.5%
Tier 1 capital	12.7	8.5	12.0	8.5	6.0%	8.0
Total capital	14.7	10.5	14.0	10.5	10.0	10.0
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
The following table presents the leverage-based regulatory capital ratio requirements and well-capitalized ratios to which the Firm and its IDI subsidiaries were subject as of March 31, 2022 and December 31, 2021.

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
CECL regulatory capital transition
On December 31, 2021, the CECL capital transition provisions, which delayed the effects of CECL on regulatory capital for two years, expired. Beginning January 1, 2022, the $2.9 billion CECL capital benefit recognized as of December 31, 2021, will be phased out at 25% per year over a three-year period. As of March 31, 2022, CET1 capital reflected the remaining 75%, or $2.2 billion, benefit associated with the CECL capital transition provisions.
Additionally, effective January 1, 2022, the Firm phased out 25% of the other relevant CECL capital transition provisions recognized as of December 31, 2021, from Tier 2 capital, adjusted average assets, and total leverage exposure.
Refer to Note 27 of JPMorgan Chase’s 2021 Form 10-K for further information on CECL capital transition provisions.

The following tables present risk-based capital metrics under both the Basel III Standardized and Basel III Advanced approaches and leverage-based capital metrics for JPMorgan Chase and JPMorgan Chase Bank, N.A. As of March 31, 2022 and December 31, 2021, JPMorgan Chase and JPMorgan Chase Bank, N.A. were well-capitalized and met all capital requirements to which each was subject.

March 31, 2022 (in millions, except ratios)	Basel III Standardized		Basel III Advanced
	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.
Risk-based capital metrics:(a)
CET1 capital	$207,903	$263,897	$207,903	$263,897
Tier 1 capital	240,076	263,900	240,076	263,900
Total capital	269,536	280,403	258,989	269,355
Risk-weighted assets	1,750,678	1,660,498	1,643,453	1,475,342
CET1 capital ratio	11.9%	15.9%	12.7%	17.9%
Tier 1 capital ratio	13.7	15.9	14.6	17.9
Total capital ratio	15.4	16.9	15.8	18.3

December 31, 2021 (in millions, except ratios)	Basel III Standardized		Basel III Advanced
	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.
Risk-based capital metrics:(a)
CET1 capital	$213,942	$266,907	$213,942	$266,907
Tier 1 capital	246,162	266,910	246,162	266,910
Total capital	274,900	281,826	265,796	272,299
Risk-weighted assets	1,638,900	1,582,280	1,547,920	1,392,847
CET1 capital ratio	13.1%	16.9%	13.8%	19.2%
Tier 1 capital ratio	15.0	16.9	15.9	19.2
Total capital ratio	16.8	17.8	17.2	19.5
(a)The capital metrics reflect the CECL capital transition provisions. Additionally, loans originated under the PPP receive a zero percent risk weight.

Three months ended (in millions, except ratios)	March 31, 2022		December 31, 2021
	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.	JPMorgan Chase & Co.	JPMorgan Chase Bank, N.A.
Leverage-based capital metrics:(a)
Adjusted average assets(b)	$3,857,783	$3,395,148	$3,782,035	$3,334,925
Tier 1 leverage ratio	6.2%	7.8%	6.5%	8.0%
Total leverage exposure	$4,586,537	$4,125,933	$4,571,789	$4,119,286
SLR	5.2%	6.4%	5.4%	6.5%
(a)The capital metrics reflect the CECL capital transition provisions.
(b)Adjusted average assets, for purposes of calculating the leverage ratios, includes quarterly average assets adjusted for on-balance sheet assets that are subject to deduction from Tier 1 capital, predominantly goodwill, inclusive of estimated equity method goodwill, and other intangible assets.

Note 22 – Off–balance sheet lending-related
financial instruments, guarantees, and other
commitments
JPMorgan Chase provides lending-related financial instruments (e.g., commitments and guarantees) to address the financing needs of its customers and clients. The contractual amount of these financial instruments represents the maximum possible credit risk to the Firm should the customer or client draw upon the commitment or the Firm be required to fulfill its obligation under the guarantee, and should the customer or client subsequently fail to perform according to the terms of the contract. Most of these commitments and guarantees have historically been refinanced, extended, cancelled, or expired without being drawn or a default occurring. As a result, the total contractual amount of these instruments is not, in the Firm’s view, representative of its expected future credit exposure or funding requirements. Refer to Note 28 of JPMorgan Chase’s 2021 Form 10-K for a further discussion of lending-related commitments and guarantees, and the Firm’s related accounting policies.
To provide for expected credit losses in wholesale and certain consumer lending-related commitments, an allowance for credit losses on lending-related commitments is maintained. Refer to Note 12 for further information regarding the allowance for credit losses on lending-related commitments.
The following table summarizes the contractual amounts and carrying values of off-balance sheet lending-related financial instruments, guarantees and other commitments at March 31, 2022, and December 31, 2021. The amounts in the table below for credit card, home equity and certain scored business banking lending-related commitments represent the total available credit for these products. The Firm has not experienced, and does not anticipate, that all available lines of credit for these products will be utilized at the same time. The Firm can reduce or cancel credit card and certain scored business banking lines of credit by providing the borrower notice or, in some cases as permitted by law, without notice. In addition, the Firm typically closes credit card lines when the borrower is 60 days or more past due. The Firm may reduce or close HELOCs when there are significant decreases in the value of the underlying property, or when there has been a demonstrable decline in the creditworthiness of the borrower.

Off–balance sheet lending-related financial instruments, guarantees and other commitments
	Contractual amount						Carrying value(h)
	March 31, 2022					Dec 31, 2021	Mar 31, 2022	Dec 31, 2021
By remaining maturity (in millions)	Expires in 1 year or less	Expires after 1 year through 3 years	Expires after 3 years through 5 years	Expires after 5 years	Total	Total
Lending-related
Consumer, excluding credit card:
Residential real estate(a)	$17,388	$2,404	$6,242	$8,465	$34,499	$32,996	$153	$100
Auto and other	11,550	—	—	1,054	12,604	12,338	—	2
Total consumer, excluding credit card	28,938	2,404	6,242	9,519	47,103	45,334	153	102
Credit card(b)	757,283	—	—	—	757,283	730,534	—	—
Total consumer(b)(c)	786,221	2,404	6,242	9,519	804,386	775,868	153	102
Wholesale:
Other unfunded commitments to extend credit(d)	119,003	155,375	164,356	24,077	462,811	453,467	2,120	2,037
Standby letters of credit and other financial guarantees(d)	14,536	8,245	4,018	1,110	27,909	28,530	476	476
Other letters of credit(d)	5,943	491	78	—	6,512	4,448	11	9
Total wholesale(c)	139,482	164,111	168,452	25,187	497,232	486,445	2,607	2,522
Total lending-related	$925,703	$166,515	$174,694	$34,706	$1,301,618	$1,262,313	$2,760	$2,624
Other guarantees and commitments
Securities lending indemnification agreements and guarantees(e)	$365,249	$—	$—	$—	$365,249	$337,770	$—	$—
Derivatives qualifying as guarantees	3,012	292	12,491	41,779	57,574	55,730	486	475
Unsettled resale and securities borrowed agreements	216,026	2,121	50	—	218,197	103,681	(45)	1
Unsettled repurchase and securities loaned agreements	134,400	889	—	—	135,289	74,263	(2)	—
Loan sale and securitization-related indemnifications:
Mortgage repurchase liability	NA	NA	NA	NA	NA	NA	57	61
Loans sold with recourse	NA	NA	NA	NA	846	827	18	19
Exchange & clearing house guarantees and commitments(f)	141,956	—	—	—	141,956	182,701	—	—
Other guarantees and commitments(g)	11,080	949	282	1,902	14,213	10,490	65	69
(a)Includes certain commitments to purchase loans from correspondents.
(b)Also includes commercial card lending-related commitments primarily in CB and CIB.
(c)Predominantly all consumer and wholesale lending-related commitments are in the U.S.
(d)At March 31, 2022, and December 31, 2021, reflected the contractual amount net of risk participations totaling $51 million and $44 million, respectively, for other unfunded commitments to extend credit; $7.8 billion and $7.9 billion, respectively, for standby letters of credit and other financial guarantees; and $660 million and $451 million, respectively, for other letters of credit. In regulatory filings with the Federal Reserve these commitments are shown gross of risk participations.
(e)At March 31, 2022, and December 31, 2021, collateral held by the Firm in support of securities lending indemnification agreements was $387.6 billion and $357.4 billion, respectively. Securities lending collateral primarily consists of cash, G7 government securities, and securities issued by U.S. GSEs and government agencies.
(f)At March 31, 2022, and December 31, 2021, includes guarantees to the Fixed Income Clearing Corporation under the sponsored member repo program and commitments and guarantees associated with the Firm’s membership in certain clearing houses.
(g)At March 31, 2022, and December 31, 2021, primarily includes unfunded commitments to purchase secondary market loans, unfunded commitments related to certain tax-oriented equity investments, and other equity investment commitments.
(h)For lending-related products, the carrying value represents the allowance for lending-related commitments and the guarantee liability; for derivative-related products, and lending-related commitments for which the fair value option was elected, the carrying value represents the fair value.
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

The following table summarizes the contractual amount and carrying value of standby letters of credit and other financial guarantees and other letters of credit arrangements as of March 31, 2022, and December 31, 2021.
Standby letters of credit, other financial guarantees and other letters of credit

	March 31, 2022		December 31, 2021
(in millions)	Standby letters of credit and other financial guarantees	Other letters of credit	Standby letters of credit and other financial guarantees	Other letters of credit
Investment-grade(a)	$19,186	$4,771	$19,998	$3,087
Noninvestment-grade(a)	8,723	1,741	8,532	1,361
Total contractual amount	$27,909	$6,512	$28,530	$4,448

Allowance for lending-related commitments	$136	$11	$123	$9
Guarantee liability	340	—	353	—
Total carrying value	$476	$11	$476	$9

Commitments with collateral	$14,921	$782	$14,511	$999
(a)The ratings scale is based on the Firm’s internal risk ratings. Refer to Note 11 for further information on internal risk ratings.
Derivatives qualifying as guarantees
The Firm transacts in certain derivative contracts that have the characteristics of a guarantee under U.S. GAAP. Refer to Note 28 of JPMorgan Chase’s 2021 Form 10-K for further information on these derivatives.
The following table summarizes the derivatives qualifying as guarantees as of March 31, 2022, and December 31, 2021.

(in millions)	March 31, 2022	December 31, 2021
Notional amounts
Derivative guarantees	$57,574	$55,730
Stable value contracts with contractually limited exposure	31,632	29,778
Maximum exposure of stable value contracts with contractually limited exposure	2,888	2,882

Fair value
Derivative payables	486	475
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
The liability related to repurchase demands associated with private label securitizations is separately evaluated by the Firm in establishing its litigation reserves. Refer to Note 24 of this Form 10-Q and Note 30 of JPMorgan Chase’s 2021 Form 10-K for additional information regarding litigation.
Sponsored member repo program
The Firm acts as a sponsoring member to clear eligible overnight and term resale and repurchase agreements through the Government Securities Division of the Fixed Income Clearing Corporation (“FICC”) on behalf of clients that become sponsored members under the FICC’s rules. The Firm also guarantees to the FICC the prompt and full payment and performance of its sponsored member clients’ respective obligations under the FICC’s rules. The Firm minimizes its liability under these guarantees by obtaining a security interest in the cash or high-quality securities collateral that the clients place with the clearing house therefore the Firm expects the risk of loss to be remote. The Firm’s maximum possible exposure, without taking into consideration the associated collateral, is included in the Exchange & clearing house guarantees and commitments line on page 156. Refer to Note 11 of JPMorgan Chase’s 2021 Form 10-K for additional information on credit risk mitigation practices on resale agreements and the types of collateral pledged under repurchase agreements.
Guarantees of subsidiaries
The Parent Company has guaranteed certain long-term debt and structured notes of its subsidiaries, including JPMorgan Chase Financial Company LLC (“JPMFC”), a 100%-owned finance subsidiary. All securities issued by JPMFC are fully and unconditionally guaranteed by the Parent Company and no other subsidiary of the Parent Company guarantees these securities. These guarantees, which rank on a parity with the Firm’s unsecured and unsubordinated indebtedness, are not included in the table on page 156 of this Note. Refer to Note 20 of JPMorgan Chase’s 2021 Form 10-K for additional information.
Note 23 – Pledged assets and collateral
Refer to Note 29 of JPMorgan Chase’s 2021 Form 10-K for a discussion of the Firm’s pledged assets and collateral.
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
The following table presents the Firm’s pledged assets.

(in billions)	March 31, 2022	December 31, 2021
Assets that may be sold or repledged or otherwise used by secured parties	$149.0	$126.3
Assets that may not be sold or repledged or otherwise used by secured parties	91.0	112.0
Assets pledged at Federal Reserve banks and FHLBs	486.5	476.4
Total pledged assets	$726.5	$714.7
Total pledged assets do not include assets of consolidated VIEs; these assets are used to settle the liabilities of those entities. Refer to Note 13 for additional information on assets and liabilities of consolidated VIEs. Refer to Note 10 for additional information on the Firm’s securities financing activities. Refer to Note 20 of JPMorgan Chase’s 2021 Form 10-K for additional information on the Firm’s long-term debt.
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
The following table presents the fair value of collateral accepted.

(in billions)	March 31, 2022	December 31, 2021
Collateral permitted to be sold or repledged, delivered, or otherwise used	$1,542.6	$1,471.3
Collateral sold, repledged, delivered or otherwise used	1,183.2	1,111.0

Note 24 – Litigation
Contingencies
As of March 31, 2022, the Firm and its subsidiaries and affiliates are defendants or respondents in numerous legal proceedings, including private, civil litigations, government investigations or regulatory enforcement matters. The litigations range from individual actions involving a single plaintiff to class action lawsuits with potentially millions of class members. Investigations and regulatory enforcement matters involve both formal and informal proceedings, by both governmental agencies and self-regulatory organizations. These legal proceedings are at varying stages of adjudication, arbitration or investigation, and involve each of the Firm’s lines of business and several geographies and a wide variety of claims (including common law tort and contract claims and statutory antitrust, securities and consumer protection claims), some of which present novel legal theories.
The Firm believes the estimate of the aggregate range of reasonably possible losses, in excess of reserves established, for its legal proceedings is from $0 to approximately $1.4 billion at March 31, 2022. This estimated aggregate range of reasonably possible losses was based upon information available as of that date for those proceedings in which the Firm believes that an estimate of reasonably possible loss can be made. For certain matters, the Firm does not believe that such an estimate can be made, as of that date. The Firm’s estimate of the aggregate range of reasonably possible losses involves significant judgment, given:
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
Federal Republic of Nigeria Litigation. JPMorgan Chase Bank, N.A. operated an escrow and depository account for the Federal Government of Nigeria (“FGN”) and two major international oil companies. The account held approximately $1.1 billion in connection with a dispute among the clients over rights to an oil field. Following the settlement of the dispute, JPMorgan Chase Bank, N.A. paid out the monies in the account in 2011 and 2013 in accordance with directions received from its clients. In November 2017, the Federal Republic of Nigeria (“FRN”) commenced a claim in the English High Court for approximately $875 million in payments made out of the accounts. The FRN, claiming to be the same entity as the FGN, alleges that the payments were instructed as part of a complex fraud not involving JPMorgan Chase Bank, N.A., but that JPMorgan Chase Bank, N.A. was or should have been on notice that the payments may be fraudulent. JPMorgan Chase Bank, N.A. applied for summary judgment and was unsuccessful. A trial was held between February and April 2022, and the parties are awaiting the Court's decision.
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
With respect to civil litigation matters, in August 2018, the United States District Court for the Southern District of New York granted final approval to the Firm’s settlement of a consolidated class action brought by U.S.-based plaintiffs, which principally alleged violations of federal antitrust laws based on an alleged conspiracy to manipulate foreign exchange rates and also sought damages on behalf of persons who transacted in FX futures and options on futures. Certain members of the settlement class filed requests to the Court to be excluded from the class, and certain of them filed a complaint against the Firm and other foreign exchange dealers in November 2018. A number of these actions remain pending. Further, a putative class action has been filed against the Firm and other foreign exchange dealers on behalf of certain consumers who purchased foreign currencies at allegedly inflated rates. Another putative class action was brought against the Firm and other foreign exchange dealers on behalf of purported indirect purchasers of FX instruments. In 2020, the Court approved a settlement by the Firm and 11 other defendants of that class action for a total of $10 million. In addition, some FX-related individual and putative class actions based on similar alleged underlying conduct have been filed outside the U.S., including in the U.K., Israel, the Netherlands, Brazil and Australia. In a putative class action pending before the U.K. Competition Appeal Tribunal, the tribunal has denied a request by the proposed class representatives for class certification on an opt-out basis.
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
In March 2022, a shareholder derivative action was filed in the United States District Court for the Eastern District of New York against the Firm’s Board of Directors asserting breaches of fiduciary duty and violation of federal securities laws based on the Board’s alleged failure to exercise adequate oversight over compliance with records preservation requirements. The complaint seeks damages, restitution, disgorgement and corporate governance reforms.
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
The Firm has established reserves for several hundred of its currently outstanding legal proceedings. In accordance with the provisions of U.S. GAAP for contingencies, the Firm accrues for a litigation-related liability when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. The Firm evaluates its outstanding legal proceedings each quarter to assess its litigation reserves, and makes adjustments in such reserves, upward or downward, as appropriate, based on management’s best judgment after consultation with counsel. The Firm’s legal expense was $119 million and $28 million for the three months ended March 31, 2022 and 2021, respectively. There is no assurance that the Firm’s litigation reserves will not need to be adjusted in the future.
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

Note 25 – Business segments
The Firm is managed on an LOB basis. There are four major reportable business segments - Consumer & Community Banking, Corporate & Investment Bank, Commercial Banking and Asset & Wealth Management. In addition, there is a Corporate segment. The business segments are determined based on the products and services provided, or the type of customer served, and they reflect the manner in which financial information is currently evaluated by the Firm’s Operating Committee. Segment results are presented on a managed basis. Refer to Segment results below, and Note 32 of JPMorgan Chase’s 2021 Form 10-K for a further discussion of JPMorgan Chase’s business segments.
Segment results
The following table provides a summary of the Firm’s segment results as of or for the three months ended March 31, 2022 and 2021, on a managed basis. The Firm’s definition of managed basis starts with the reported U.S. GAAP results and includes certain reclassifications to present total net revenue for the Firm (and each of the reportable business segments) on an FTE basis. Accordingly, revenue from investments that receive tax credits and tax-exempt securities is presented in the managed results on a basis comparable to taxable investments and securities. Refer to Note 32 of JPMorgan Chase’s 2021 Form 10-K for additional information on the Firm’s managed basis.
Capital allocation
The amount of capital assigned to each segment is referred to as equity. Periodically, the assumptions and methodologies used to allocate capital are reassessed and as a result, the capital allocated to the LOBs may change. Refer to Line of business equity on page 93 of JPMorgan Chase’s 2021 Form 10-K for additional information on capital allocation.

Segment results and reconciliation(a)
As of or for the three months ended March 31, (in millions, except ratios)	Consumer & Community Banking			Corporate & Investment Bank			Commercial Banking			Asset & Wealth Management
	2022	2021		2022	2021		2022	2021		2022	2021
Noninterest revenue	$3,902	$4,588		$9,957	$11,088		$867	$917		$3,239	$3,146
Net interest income	8,327	7,929		3,572	3,517		1,531	1,476		1,076	931
Total net revenue	12,229	12,517		13,529	14,605		2,398	2,393		4,315	4,077
Provision for credit losses	678	(3,602)		445	(331)		157	(118)		154	(121)
Noninterest expense	7,720	7,202		7,298	7,104		1,129	969		2,860	2,574
Income/(loss) before income tax expense/(benefit)	3,831	8,917		5,786	7,832		1,112	1,542		1,301	1,624
Income tax expense/(benefit)	936	2,130	(b)	1,401	1,908	(b)	262	361	(b)	293	364	(b)
Net income/(loss)	$2,895	$6,787	(b)	$4,385	$5,924	(b)	$850	$1,181	(b)	$1,008	$1,260	(b)
Average equity	$50,000	$50,000		$103,000	$83,000		$25,000	$24,000		$17,000	$14,000
Total assets	486,183	487,978		1,460,463	1,355,123		235,127	223,583		233,070	213,088
ROE	23%	54%		17%	28%	(b)	13%	19%		23%	36%	(b)
Overhead ratio	63	58		54	49		47	40		66	63

As of or for the three months ended March 31, (in millions, except ratios)	Corporate			Reconciling Items(a)		Total
	2022	2021		2022	2021	2022	2021
Noninterest revenue	$(345)	$382		$(775)	$(744)	$16,845	$19,377
Net interest income	(536)	(855)		(98)	(109)	13,872	12,889
Total net revenue	(881)	(473)		(873)	(853)	30,717	32,266
Provision for credit losses	29	16		—	—	1,463	(4,156)
Noninterest expense	184	876		—	—	19,191	18,725
Income/(loss) before income tax expense/(benefit)	(1,094)	(1,365)		(873)	(853)	10,063	17,697
Income tax expense/(benefit)	(238)	(513)	(b)	(873)	(853)	1,781	3,397
Net income/(loss)	$(856)	$(852)	(b)	$—	$—	$8,282	$14,300
Average equity	$57,506	$74,542		$—	$—	$252,506	$245,542
Total assets	1,539,844	1,409,564		NA	NA	3,954,687	3,689,336
ROE	NM	NM		NM	NM	13%	23%
Overhead ratio	NM	NM		NM	NM	62	58
(a)Segment managed results reflect revenue on an FTE basis with the corresponding income tax impact recorded within income tax expense/(benefit). These adjustments are eliminated in reconciling items to arrive at the Firm’s reported U.S. GAAP results.
(b)In the first quarter of 2022, the Firm changed its methodology for allocating income taxes to the LOBs, with no impact to Firmwide net income. Prior-period amounts have been revised to conform with the current presentation.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of JPMorgan Chase & Co.:
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheet of JPMorgan Chase & Co. and its subsidiaries (the “Firm”) as of March 31, 2022, and the related consolidated statements of income, comprehensive income and changes in stockholders’ equity for the three-month periods ended March 31, 2022 and March 31, 2021 and the consolidated statements of cash flows for the three-month periods ended March 31, 2022 and 2021, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Firm as of December 31, 2021, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and of cash flows for the year then ended (not presented herein), and in our report dated February 22, 2022, which included a paragraph describing a change in the manner of accounting for credit losses on certain financial instruments in 2020, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2021, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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

May 3, 2022

PricewaterhouseCoopers LLP, 300 Madison Avenue, New York, NY 10017

JPMorgan Chase & Co.
Consolidated average balance sheets, interest and rates (unaudited)
(Taxable-equivalent interest and rates; in millions, except rates)

	Three months ended March 31, 2022				Three months ended March 31, 2021
	Average balance	Interest(f)	Rate (annualized)		Average balance	Interest(f)	Rate (annualized)
Assets
Deposits with banks	$742,311	$238	0.13%		$631,606	$65	0.04%
Federal funds sold and securities purchased under resale agreements	294,951	397	0.55		289,763	233	0.33
Securities borrowed	218,030	(87)	(0.16)	(g)	175,019	(77)	(0.18)	(g)
Trading assets – debt instruments	272,116	1,775	2.65		322,648	1,790	2.25
Taxable securities	642,633	1,979	1.25		550,579	1,605	1.18
Nontaxable securities(a)	28,532	307	4.36		31,881	348	4.43
Total investment securities	671,165	2,286	1.38	(h)	582,460	1,953	1.36	(h)
Loans	1,068,637	10,661	4.05		1,013,524	10,217	4.09
All other interest-earning assets(b)	134,741	324	0.97		111,549	199	0.72
Total interest-earning assets	3,401,951	15,594	1.86		3,126,569	14,380	1.87
Allowance for loan losses	(16,415)				(28,268)
Cash and due from banks	27,964				25,168
Trading assets – equity and other instruments	156,908				164,010
Trading assets – derivative receivables	67,334				74,730
Goodwill, MSRs and other intangible Assets	57,546				53,932
All other noninterest-earning assets	211,500				196,700
Total assets	$3,906,788				$3,612,841
Liabilities
Interest-bearing deposits	$1,781,320	$182	0.04%		$1,610,467	$146	0.04%
Federal funds purchased and securities loaned or sold under repurchase agreements	250,215	117	0.19		301,386	15	0.02
Short-term borrowings(c)	47,871	40	0.32		42,031	33	0.31
Trading liabilities – debt and all other interest-bearing liabilities(d)(e)	263,025	191	0.30	(g)	230,922	27	0.05	(g)
Beneficial interests issued by consolidated VIEs	10,891	18	0.69		17,185	27	0.64
Long-term debt	254,180	1,076	1.72		239,398	1,134	1.92
Total interest-bearing liabilities	2,607,502	1,624	0.25		2,441,389	1,382	0.23
Noninterest-bearing deposits	734,233				614,165
Trading liabilities – equity and other instruments(e)	43,394				35,029
Trading liabilities – derivative payables	54,522				67,960
All other liabilities, including the allowance for lending-related commitments	181,105				178,444
Total liabilities	3,620,756				3,336,987
Stockholders’ equity
Preferred stock	33,526				30,312
Common stockholders’ equity	252,506				245,542
Total stockholders’ equity	286,032				275,854
Total liabilities and stockholders’ equity	$3,906,788				$3,612,841
Interest rate spread			1.61%				1.64%
Net interest income and net yield on interest-earning assets		$13,970	1.67			$12,998	1.69
(a)Represents securities which are tax-exempt for U.S. federal income tax purposes.
(b)Includes brokerage-related held-for-investment customer receivables, which are classified in accrued interest and accounts receivable, and all other interest-earning assets, which are classified in other assets on the Consolidated Balance Sheets.
(c)Includes commercial paper.
(d)All other interest-bearing liabilities include brokerage-related customer payables.
(e)The combined balance of trading liabilities – debt and equity instruments was $140.1 billion and $126.3 billion for the three months ended March 31, 2022 and 2021, respectively.
(f)Interest includes the effect of certain related hedging derivatives. Taxable-equivalent amounts are used where applicable.
(g)Negative interest income and yield are related to the impact of current interest rates combined with the fees paid on client-driven securities borrowed balances. The negative interest expense related to prime brokerage customer payables is recognized in interest expense and reported within trading liabilities - debt and all other interest-bearing liabilities.
(h)The annualized rate for securities based on amortized cost was 1.38% for each of the three months ended March 31, 2022 and 2021, respectively, and does not give effect to changes in fair value that are reflected in AOCI.

GLOSSARY OF TERMS AND ACRONYMS
2021 Form 10-K: Annual report on Form 10-K for year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission.
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
CFTC: Commodity Futures Trading Commission
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
CRR: Capital Requirements Regulation
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
ESG: Environmental, Social and Governance
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
FICC: Fixed Income Clearing Corporation
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
JPMSE: J.P. Morgan SE
LCR: Liquidity coverage ratio
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
Markets: consists of CIB's Fixed Income Markets and Equity Markets businesses.
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
Pillar 1: The Basel framework consists of a three “Pillar” approach. Pillar 1 establishes minimum capital requirements, defines eligible capital instruments, and prescribes rules for calculating RWA.
Pillar 3: The Basel framework consists of a three “Pillar” approach. Pillar 3 encourages market discipline through disclosure requirements which allow market participants to assess the risk and capital profiles of banks.
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
TLAC: Total Loss Absorbing Capacity
U.K.: United Kingdom
Unaudited: Financial statements and/or information that have not been subject to auditing procedures by an independent registered public accounting firm.
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
Payments is a full service provider of cash management solutions, which primarily includes merchant acquiring, cross border and domestic payments, liquidity and account services, and global trade for multinational corporations, e-commerce and marketplace operators, and financial institutions.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Refer to the Market Risk Management section of Management’s discussion and analysis and pages 133-140 of JPMorgan Chase’s 2021 Form 10-K for a discussion of the quantitative and qualitative disclosures about market risk.
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
The Firm is committed to maintaining high standards of internal control over financial reporting. Nevertheless, because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Deficiencies or lapses in internal controls may occur from time to time, and there can be no assurance that any such deficiencies will not result in significant deficiencies or material weaknesses in internal control in the future and collateral consequences therefrom. Refer to “Management’s report on internal control over financial reporting” on page 156 of JPMorgan Chase’s 2021 Form 10-K for further information. There was no change in the Firm’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.

Part II – Other Information
Item 1. Legal Proceedings.
Refer to the discussion of the Firm’s material legal proceedings in Note 24 of this Form 10-Q for information that updates the disclosures set forth under Part I, Item 3: Legal Proceedings, in JPMorgan Chase’s 2021 Form 10-K.
Item 1A. Risk Factors.
Refer to Part I, Item 1A: Risk Factors on pages 9-33 of JPMorgan Chase’s 2021 Form 10-K and Forward-Looking Statements on page 79 of this Form 10-Q for a discussion of certain risk factors affecting the Firm.
Supervision and regulation
Refer to the Supervision and regulation section on pages 4–8 of JPMorgan Chase’s 2021 Form 10-K for information on Supervision and Regulation.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The Firm did not have any unregistered sale of equity securities during the three months ended March 31, 2022.
Repurchases under the common share repurchase program
Refer to Capital Risk Management on pages 35-40 of this Form 10-Q and pages 86-96 of JPMorgan Chase’s 2021 Form 10-K for information regarding repurchases under the Firm’s common share repurchase program.
On April 13, 2022, the Firm announced that its Board of Directors had authorized a new $30 billion common share repurchase program, effective May 1, 2022.
Through April 30, 2022, the Firm was authorized to repurchase up to $30 billion of common shares under its previously approved common share repurchase program, that was announced on December 18, 2020.

Shares repurchased pursuant to the common share repurchase program during the three months ended March 31, 2022 were as follows.

Three months ended March 31, 2022	Total number of shares of common stock repurchased	Average price paid per share of common stock(a)	Aggregate purchase price of common stock repurchases (in millions)(a)	Dollar value of remaining authorized repurchase (in millions)(a)(b)
January	1,361,242	$146.91	$200	$11,352
February	2,240,240	151.74	340	11,012
March	14,505,509	135.09	1,960	9,052
First quarter	18,106,991	$138.04	$2,500	$9,052
(a)Excludes commissions cost.
(b)Represents the amount remaining under the $30 billion repurchase program.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
None.

Item 6.    Exhibits.

Exhibit No.	Description of Exhibit

15	Letter re: Unaudited Interim Financial Information.(a)

22
Subsidiary Guarantors and Issuers of Guaranteed Securities (incorporated by reference to Exhibit 22.2 to the Annual Report on Form 10-K of JPMorgan Chase & Co. (File No. 1-5805) for the year ended December 31, 2021.)

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
(c)Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in the Firm’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the Consolidated statements of income (unaudited) for the three months ended March 31, 2022 and 2021, (ii) the Consolidated statements of comprehensive income (unaudited) for the three months ended March 31, 2022 and 2021, (iii) the Consolidated balance sheets (unaudited) as of March 31, 2022, and December 31, 2021, (iv) the Consolidated statements of changes in stockholders’ equity (unaudited) for the three months ended March 31, 2022 and 2021, (v) the Consolidated statements of cash flows (unaudited) for the three months ended March 31, 2022 and 2021, and (vi) the Notes to Consolidated Financial Statements (unaudited).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JPMorgan Chase & Co.
(Registrant)

By:	/s/ Elena Korablina
Elena Korablina
Managing Director and Firmwide Controller
(Principal Accounting Officer)

Date:	May 3, 2022